Form 10-K
period 2016-12-31
Enstar Group LTD
filed 2017-02-27
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of June 30, 2016 was approximately $1.59 billion based on the closing price of $161.99 per ordinary share on the NASDAQ Stock Market on that date. Shares held by officers and directors of the registrant and their affiliated entities have been excluded from this computation. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of February 23, 2017, the registrant had outstanding 16,419,889 voting ordinary shares and 3,004,443 non-voting convertible ordinary shares, each par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to its 2017 annual general meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

Enstar Group Limited
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2016

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

•	risks relating to our subsidiaries with liabilities arising from legacy manufacturing operations;

•	risks relating to the performance of our investment portfolio and our ability to structure our investments in a manner that recognizes our liquidity needs;

•	tax, regulatory or legal restrictions or limitations applicable to us or the insurance and reinsurance business generally;

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
Enstar acquires and manages insurance and reinsurance companies and portfolios of insurance and reinsurance business in run-off. Since formation, we have completed the acquisition of over 75 insurance and reinsurance companies and portfolios of business.
Enstar also manages specialty active underwriting businesses:

•	Atrium Underwriting Group Limited and its subsidiaries ("Atrium"), which manage and underwrite specialist insurance and reinsurance business for Lloyd’s Syndicate 609; and

•	StarStone Insurance Bermuda Limited and its subsidiaries ("StarStone"), which is an A.M. Best A- rated global specialty insurance group with multiple underwriting platforms.
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
We Engage in Highly Disciplined Acquisition, Management and Reinsurance Practices across a Diverse Portfolio of Loss Reserves.  Enstar employs a disciplined approach when assessing and acquiring portfolios of risk, which we believe minimizes risk and increases the probability of delivering positive operating results from the companies and portfolios acquired. Enstar is highly selective in reviewing potential acquisition targets. When considering any acquisition we carefully analyze the target’s risk exposures, claims practices and reserve requirements.
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
We Manage Claims Professionally, Expeditiously, and Cost-Effectively. Enstar aims to manage claims made against group companies and portfolios in a professional and disciplined manner, drawing on in-house expertise to dispose of claims efficiently. Enstar strives to pay valid claims on a timely basis, while relying on well-documented policy terms and exclusions where applicable, and litigation when necessary, to defend against paying invalid claims.
We Seek to Commute Assumed Liabilities and Insurance and Reinsurance Assets at a Discount to the Ultimate Liability. Using detailed claims analysis and actuarial projections, Enstar seeks to negotiate with policyholders in the non-life run-off insurance and reinsurance companies or portfolios that we own with a goal of commuting existing insurance and reinsurance liabilities at a discount to the ultimate liability.
We Prudently Manage Investments and Capital. In managing investments and deploying group capital, Enstar strives to achieve superior risk-adjusted returns, while growing profitability and generating long-term growth in shareholder value.

Strategic Growth
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
The substantial majority of Enstar’s acquisitions have been in the non-life run-off business, which generally includes property and casualty, workers’ compensation, asbestos and environmental, construction defect, marine, aviation and transit, and other closed business. Enstar also owns closed life and annuities businesses.
Enstar evolved from a stand-alone run-off consolidator to a more diversified insurance group with active underwriting capabilities following our acquisitions of Atrium and StarStone, in 2013 and 2014, respectively. We had several rationales for acquiring Atrium and StarStone:

•
Atrium’s and StarStone’s underwriting businesses provide Enstar with a more diversified earnings stream, which reduces the impact of volatility in earnings from non-life run-off businesses, while concurrently offering the group new growth avenues.

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
Recent Acquisitions and Significant New Business
RSA
On February 7, 2017, we entered into an agreement to reinsure U.K. employers' liability legacy business of RSA Insurance Group PLC ("RSA"). Pursuant to the transaction, our subsidiary will assume gross insurance reserves of approximately £957 million (approximately $1.2 billion), relating to 2005 and prior year business. Net insurance reserves are approximately £834 million (approximately $1.0 billion) and the reinsurance premium payable to Enstar’s subsidiary is £799 million (approximately $1.0 billion). The transaction is subject to finalizing and effecting certain security arrangements.
Following the initial reinsurance transaction, which will transfer the economics of the portfolio up to the policy's limits, we and RSA will pursue a portfolio transfer of the business under Part VII of the Financial Services and Markets Act 2000, which would provide legal finality for RSA's obligations.  The transfer is subject to court, regulatory and other approvals.
QBE
On January 11, 2017, we announced the closing of a transaction to reinsure multi-line property and casualty business of QBE Insurance Group Limited ("QBE"). Our subsidiary assumed gross reinsurance reserves of approximately $919 million (net reserves of $444 million) relating to the portfolio, which primarily includes workers' compensation, construction defect, and general liability discontinued lines of business. In addition our subsidiary has pledged a portion of the premium as collateral to a subsidiary of QBE, and we have provided additional collateral and a limited parental guarantee.

Dana Companies
On December 30, 2016, we acquired Dana Companies, LLC ("Dana Companies") from Dana Incorporated for a total purchase price of $88.5 million. Dana Companies holds liabilities associated with personal injury asbestos claims and environmental claims arising from its legacy automotive thermal-management manufacturing operations. Dana Companies' assets include, among others, insurance rights related to coverage against these liabilities and marketable securities. We financed the transaction through a draw on our revolving credit facility.
Shelbourne RITC Transaction
On November 15, 2016, we entered into a RITC transaction of the 2007 and prior underwriting years of account of a Lloyd’s syndicate managed by Neon Underwriting Limited (formerly Marketform), under which we assumed total net insurance reserves of £121.5 million ($158.0 million) for cash consideration of an equal amount.
Coca-Cola
On August 5, 2016, we entered into a reinsurance transaction with The Coca-Cola Company and its subsidiaries (“Coca-Cola”) pursuant to which we reinsured certain of Coca-Cola’s retention and deductible risks under its subsidiaries’ U.S. workers’ compensation, auto liability, general liability, and product liability insurance coverage. We assumed total gross reserves of $108.8 million, received total assets of $101.3 million and recorded a deferred charge of $7.5 million, included in other assets. We have transferred $108.8 million into a trust to support our obligations under the reinsurance agreements. We provided a limited parental guarantee, subject to an overall maximum of $27.0 million.
Allianz SE
On March 31, 2016, we completed a transaction with Allianz SE ("Allianz") to reinsure portfolios of Allianz's run-off business. Pursuant to the reinsurance agreement, our subsidiary has reinsured 50% of certain portfolios of workers' compensation, construction defect, and asbestos, pollution, and toxic tort business originally held by Fireman's Fund Insurance Company, and in the process assumed net reinsurance reserves of $1.1 billion. Affiliates of Allianz retained $1.1 billion of reinsurance premium as funds withheld collateral for the obligations of our subsidiary under the reinsurance agreement and we transferred $110.0 million to a reinsurance trust to further support our subsidiary's obligations. We have also provided a limited parental guarantee, which is subject to a maximum cap.  The combined monetary total of the initial support offered by us through the trust and parental guarantee is capped at $270.0 million.
In addition to the reinsurance transaction described above, we have entered into a consulting agreement with San Francisco Reinsurance Company, an affiliate of Allianz, with respect to the entire $2.2 billion portfolio, including the 50% share retained by affiliates of Allianz.
The tables below set forth summaries of acquisitions and significant new business in excess of $50 million in acquired assets that we have signed or completed since January 1, 2016. For a more detailed explanation of these transactions, as well as transactions completed in 2015 and 2014, refer to "Note 3 - Acquisitions" and "Note 4 - Significant New Business" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

Acquisitions (January 1, 2016 - Present)
Company Name	Purchase Price	Assets Acquired	Liabilities Acquired	Goodwill	Segment	Primary Nature of Business
Dana Companies, LLC	$88.5 million	$329.3 million	$240.8 million	Nil	Non-life Run-off	Liabilities associated with personal injury asbestos claims and environmental claims arising from legacy manufacturing operations

Significant New Business (January 1, 2016 - Present)
Company Name	Purchase Price	Assets Acquired	Liabilities Acquired	Deferred Charge	Segment	Primary Nature of Business
RSA Insurance Group PLC	N/A	$1.2 billion	$1.2 billion	Nil	Non-life Run-off	U.K. employers' liability
QBE Insurance Group Limited	N/A	$0.9 billion	$0.9 billion	Nil	Non-life Run-off	U.S. workers' compensation, construction defect, and general liability
Neon (formerly Marketform)	N/A	$158.0 million	$158.0 million	Nil	Non-life Run-off	Italian medical malpractice
The Coca-Cola Company	N/A	$101.3 million	$108.8 million	$7.5 million	Non-life Run-off	U.S. workers' compensation, auto liability, general liability, and product liability
Allianz SE	N/A	$1.1 billion	$1.1 billion	Nil	Non-life Run-off	U.S. workers' compensation, construction defect, asbestos, pollution and toxic tort

Business Held for Sale
Pavonia
On February 17, 2017, we entered into a definitive agreement to sell Pavonia Holdings (US) Inc. and its subsidiaries (“Pavonia”) for total consideration of $120.0 million. The closing of the transaction is subject to certain conditions, including obtaining regulatory approvals or non-disapprovals and other customary closing conditions. The proceeds are expected to be used to pay down our revolving credit facility. Pavonia represents a substantial portion of the Life and Annuities segment. We have classified Pavonia as discontinuing operations and held-for-sale. For further information, refer to "Note 5 - Held-for-sale Business" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Other Transactions
KaylaRe
On December 15, 2016, we announced the launch of KaylaRe Ltd., a Bermuda-based Class 4 reinsurer offering a diversified range of specialty reinsurance to the global insurance market. in connection with the launch, KaylaRe Holdings Ltd., the parent company of KaylaRe Ltd. completed an initial capital raise of $620 million. Through our subsidiary, Cavello Bay Reinsurance Limited (“Cavello”), we have invested $300 million in common shares of KaylaRe. We also received a warrant to purchase up to 900,000 common shares of KaylaRe, which is exercisable upon an initial public offering or listing of KaylaRe’s common shares, with an exercise price of $20.00 per share. We use the equity method to account for our interest in KaylaRe.
Our subsidiary acts as insurance and reinsurance manager to KaylaRe Ltd., and certain of our affiliates have entered into various reinsurance agreements with KaylaRe Ltd. KaylaRe Ltd. will also have the opportunity to participate in future Enstar legacy transactions. For a detailed discussion of the transactions between us and KaylaRe, refer to "Note 21 - Related Party Transactions" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
ClearSpring
On January 1, 2017, we sold SeaBright Insurance Company ("SeaBright Insurance") to an affiliate of Delaware Life Insurance Company ("Delaware Life"), a subsidiary of Guggenheim Partners, LLC. Following the sale, SeaBright Insurance will be renamed ClearSpring Property and Casualty Insurance Company ("ClearSpring") and will focus on underwriting workers' compensation and property business in the U.S. Prior to the sale, SeaBright Insurance had reinsured all of its run-off liabilities into another Enstar entity and at the time of the sale, ClearSpring contained only insurance licenses. We have retained a 20% indirect equity interest in ClearSpring and have agreed to reinsure (on a funds withheld basis) 25% of its new business underwritten. We provide underwriting and claims expertise to ClearSpring through fronting, underwriting and service agreements.

Operating Segments
We have four segments of business that are each managed, operated and reported on separately: (i) Non-life Run-off; (ii) Atrium; (iii) StarStone; and (iv) Life and Annuities. For additional information and financial data relating to our segments, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations by Segment," "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments" and "Note 24 - Segment Information" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
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
Participants in the industry often have portfolios of business that are either inconsistent with their core competency or provide excessive exposure to a particular risk or segment of the market (i.e., workers' compensation, property/casualty, asbestos, environmental, director and officer liability, etc.). These non-core and/or discontinued portfolios are often associated with potentially large exposures and lengthy time periods before resolution of the last remaining insured claims, resulting in significant uncertainty to the insurer or reinsurer covering those risks. These factors can distract management, drive up the cost of capital and surplus for the insurer or reinsurer, and negatively impact the insurer’s or reinsurer’s credit rating, which makes the disposal of the unwanted company or portfolio an attractive option. The insurer or reinsurer may engage with a third party that specializes in run-off management, such as Enstar, to purchase the company or assume the portfolio in run-off.
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
Acquisition Process
We evaluate each acquisition and loss portfolio transfer opportunity presented by carefully reviewing the portfolio’s risk exposures, claim practices, reserve requirements and outstanding claims, and will seek an appropriate discount to reflect the uncertainty contained in the portfolio’s reserves. Based on this initial analysis, we can determine if a company or portfolio of business would add value to our current portfolio of run-off businesses. If we determine to pursue the purchase of a company in run-off, we then proceed to price the acquisition in a manner we believe will result in positive operating results based on certain assumptions including, without limitation, our ability to favorably resolve claims, negotiate with direct insureds and reinsurers, and otherwise manage the nature of the risks posed by the business.
At the time we acquire a company in run-off, we estimate the fair value of assets and liabilities acquired based on actuarial advice and our views of the exposures assumed. While we earn most of our total return on an acquisition from disciplined claims management and/or commuting the liabilities that we have assumed, we also try to maximize reinsurance recoveries on the assumed portfolio of business and investment returns from the acquired investment portfolios.
Run-off Management
Following the acquisition of a company or portfolio of business in run-off, we strive to conduct the run-off in a disciplined and professional manner to efficiently discharge the liabilities associated with the business while preserving and maximizing its assets. Our approach to managing our companies and portfolios of business in run-off includes, where possible, negotiating with third-party insureds and reinsureds to commute their insurance or reinsurance agreement (sometimes called policy buy-backs) for an agreed upon up-front payment by us and to more efficiently manage payment of insurance and reinsurance claims. We attempt to commute policies with direct insureds or reinsureds to eliminate uncertainty over the amount of future claims. Commutations and policy buy-backs provide an opportunity for the company to exit exposures to certain policies and insureds generally at a discount to the ultimate liability and provide the ability to eliminate exposure to further losses. Commutations can also reduce the duration, administrative burden and ultimately the future cost of the run-off.
In certain lines of business, such as direct workers’ compensation insurance, commutations and policy buy-back opportunities are not typically available, and our strategy with respect to these businesses is to derive value through efficient and effective management of claims.
Integral to our success is our ability to analyze, administer, and settle claims while managing related expenses, such as loss adjustment expenses ("LAE"). We have implemented claims handling guidelines along with claims reporting and control procedures in all of our claims units. All claims matters are reviewed regularly, with all material claims matters being circulated to and authorized by management prior to any action being taken. Our claims management processes also include leveraging our extensive relationships and developed protocols to more efficiently manage outside counsel and other third parties to reduce expenses. With respect to certain lines of business, we have arrangements with third-party administrators to manage and pay claims on our subsidiaries’ behalf and advise with respect to case reserves. These agreements generally set forth the duties of the third-party administrators, limits of authority, indemnification language designed for our protection and various procedures relating to compliance with laws and regulations. These arrangements are also subject to review by our relevant claims departments, and we monitor these administrators on an ongoing basis.
We provide consultancy services to third parties in the insurance and reinsurance industry primarily through our subsidiaries, the Cranmore companies, Enstar Limited, Enstar (US), Inc., Paladin Managed Care Services, Inc. ("Paladin") and Kinsale Brokers Limited. In addition to third-party engagements, our consultancy companies also perform these services in-house for our Enstar companies, using their expertise to assist in managing our run-off portfolios and performing certain due diligence matters relating to acquired businesses. The services range from full-service incentive-based or fixed fee run-off management to bespoke solutions such as claims inspection, claims validation, reinsurance asset collection and IT consulting services. Paladin provides medical bill review, utilization review, physician case management and related services in the workers’ compensation area.
Following the acquisition of a company or portfolio of business in run-off, we analyze the acquired exposures and reinsurance receivables on a policyholder-by-policyholder basis to identify those we wish to approach to discuss commutation. In addition, policyholders and reinsurers often approach us requesting commutation. We then carry out a full analysis of the underlying exposures in order to determine the attractiveness of a proposed commutation. From the initial analysis of the underlying exposures, it may take several months, or even years, before a commutation is completed. In certain cases, if we and the policyholder or reinsurer are unable to reach a commercially acceptable settlement, the commutation may not be achievable, in which case we will continue to settle valid claims from the policyholder, or collect reinsurance receivables from the reinsurer, as they arise or become due.
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
We manage cash flow with regard to reinsurance recoverables by working with reinsurers, brokers and professional advisors to achieve fair and prompt payment of reinsured claims, and we take appropriate legal action to secure receivables when necessary. We also attempt where appropriate to negotiate favorable commutations with our reinsurers by securing a lump sum settlement from reinsurers in complete satisfaction of the reinsurer’s past, present and future liability in respect of such claims.
Atrium
Our Atrium segment is comprised of the active underwriting operations and financial results of Northshore, a holding company that owns Atrium and its subsidiaries and Arden. Enstar acquired Atrium on November 25, 2013. Atrium was regarded as an attractive expansion opportunity by Enstar management primarily because of its skilled underwriting and management teams and its strong historical performance at Lloyd’s.
Atrium’s wholly-owned subsidiary, Atrium Underwriters Ltd, manages Syndicate 609 which underwrites specialist insurance and reinsurance business at Lloyd’s. Atrium’s wholly-owned subsidiary, Atrium 5 Ltd., provides 25% of the underwriting capacity and capital to Syndicate 609, with the balance provided by traditional Lloyd’s Names. Atrium has offices in London, the United States, Canada, and Singapore. Generally speaking, Atrium continues to operate in accordance with the underwriting and other business strategies established pre-acquisition, although we and Trident continually review these strategies and business goals and continue to develop synergies with our existing business operations.
Arden is a Bermuda-based reinsurance company that provides reinsurance to Atrium (through a 65% quota share reinsurance arrangement with Atrium 5 Ltd., which is eliminated upon consolidation) and is currently in the process of running off certain other discontinued business. Results related to Arden’s discontinued business are included within our Non-life Run-off segment.
Business Lines
Syndicate 609 provides insurance and reinsurance on a worldwide basis including the United States, Europe, the Far East and Australasia. Atrium specializes in a wide range of industry classes, including accident and health, aviation, marine, property and casualty binding authorities, non marine direct and facultative, liability, reinsurance, upstream energy and terrorism. Lloyd’s business is often underwritten on a subscription basis across the insurance market. Atrium is the lead underwriter in approximately 35% of the business it underwrites.
Lloyd’s is a surplus lines insurer and an accredited reinsurer in all U.S. states and territories, and a licensed (or admitted) insurer in Illinois, Kentucky and the U.S. Virgin Islands.
A description of each of Atrium's lines of business follows:
Marine. The Marine line of business is a worldwide portfolio writing marine hull, marine war, cargo, fine art and specie, marine and energy liability and total loss only business. This includes hull all risks, hull total loss interests, yachts, fishing vessels, ship construction, ports, cable construction and cable operating risks, tows, mortgages interests, port property, war risks and a number of other specialist areas of marine insurance. Atrium leads a number of the major marine war contracts in London. Cargo, fine art and specie includes exporters, museums, auction houses, jewelers, banks and security houses. Business is written on a direct, reinsurance, proportional and excess of loss basis.
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
Aviation. The aviation portfolio includes all aspects of aviation insurance, with Atrium specializing in rotor wing and non-major airlines. The majority of the account is sourced through London brokers as direct or facultative reinsurance of a local reinsurer. This line of business also includes aviation war, covering hull war and other perils commonly excluded from hull and liability all risk policies, and a space account, which covers launch as well as in-orbit risks and is written through an underwriting consortium managed by Atrium.
Terrorism. The Terrorism portfolio includes political violence business, in which Atrium focuses on writing with security consultants engaged to provide risk or country surveys.
Distribution
All of the business in the Atrium segment is placed through insurance and reinsurance brokers, and a key distribution channel for Syndicate 609 is the managing general agent binding authorities. Atrium seeks to develop relationships with insurance and reinsurance brokers, insurance and reinsurance companies, large global corporations and financial intermediaries to develop and underwrite business. Independent brokers Marsh Inc., Willis Group Holdings Ltd., RK Harrison Group Ltd and Morice, Tozer & Beck (Aviation) Ltd. accounted for 11%, 9%, 6% and 6%, respectively of Atrium’s gross premiums written for the year ended December 31, 2016 (32% collectively).  Other brokers (each individually less than 6%) accounted for 68% of gross premiums written.
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
We acquired StarStone (formerly known as Torus) on April 1, 2014 in partnership with Trident (managed by Stone Point Capital). Dowling also has a minority investment. StarStone rebranded during 2015. Under our ownership, and with a strengthened management team and operating structure, StarStone’s strategy emphasizes underwriting discipline and focuses on profitable lines and improvement of operational effectiveness and efficiency.
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
Property.    This line includes all of our property insurance products. The construction portfolio focuses on large, complex, infrastructure and contractor cover across all risk areas. Property also includes our onshore, power, and upstream and offshore products written through our Lloyd's and London platforms. Most lines are written on a full value, primary, excess of loss or quota share basis.
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
Business in the StarStone segment is generally placed through insurance and reinsurance brokers and managing general agents. Independent brokers Marsh Inc., Aon Benfield Group Ltd. and Willis Group Holdings Ltd. accounted for 8%, 7% and 6%, respectively, of StarStone’s gross premiums written for the year ended December 31, 2016 (21% collectively). Other brokers and managing general agents (each individually less than 10%) accounted for the remaining 79% of gross premiums written.
Claims Management
Claims in respect of business written by Syndicate 1301, as well as in respect of StarStone’s other London market business, are primarily notified by various central market bureaus whereby the leading syndicate or company advise all participants of movement in loss reserves. StarStone’s claims department adjusts bureau claims in respect of coverages where StarStone is the lead underwriter and may choose to adjust the case reserves it records from those advised by the bureaus.
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
Reinsurance Ceded
StarStone purchases an annual tailored outwards reinsurance program designed to manage its risk profile. The majority of StarStone’s third party reinsurance cover is with highly rated reinsurers or is collateralized by letters of credit. Several of the StarStone affiliates have entered into a Quota Share Treaty with KaylaRe Ltd. pursuant to which KaylaRe Ltd. reinsures 35% of all business written by these StarStone affiliates for risks attaching from January 1, 2016, net of the StarStone affiliates’ reinsurance programs.
Life and Annuities
Our Life and Annuities segment consists of the operations of our subsidiaries managing our closed-block of life and annuity business and our life settlements business. The segment includes the companies we acquired in the Pavonia acquisition in 2013, which operate primarily out of our New Jersey office, which are now held for sale as described above. The segment also includes Laguna Life Limited, a small Irish-based closed-life company, a portfolio of life settlements business, and Belgian insurer, Alpha, a European insurance company that wrote credit and life insurance and is now in run-off. Alpha also wrote non-life business, which is reported in our Non-life Run-off segment.
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
Life Business
Our life run-off business consists of: (i) Pavonia's credit life and disability insurance, term life insurance, corporate owned life insurance, assumed reinsurance of term ordinary life and accidental death and dismemberment products sold in the United States and Canada; (ii) Laguna Life Limited's term life insurance primarily sold in the U.K. and Europe; and (iii) Alpha's credit and life insurance sold in Europe. The life companies continue to generate premiums, and accordingly, the reserves remain sensitive to lapse rates as well as mortality rates. As described above under "Business Held for Sale," we have entered into a definitive agreement to sell Pavonia, and we have therefore classified Pavonia's assets and liabilities as held-for-sale.

Annuities
Our annuities run-off business relates solely to business assumed by one of the Pavonia companies of a closed block of structured settlement, lottery, and other immediate annuities (the "PPA business"), which is part of the Pavonia transaction described above under "Business Held for Sale." Reserves relating to the PPA business constitute 80% of the aggregate reserves of the Pavonia companies as at December 31, 2016.
Life Settlements
Our life settlements business relates to interests in U.S. life insurance policies acquired in the secondary and tertiary markets and through collateralized lending transactions. We pay premiums on these policies and other costs to keep the policy in force, and we recognize income upon a policy maturity event. The investments in collateralized lending transactions were transferred to the Non-life Run-off segment during 2015.
Liability for Losses and Loss Adjustment Expenses
The liability for losses and LAE, also referred to as loss reserves, represents our gross estimates before reinsurance for unpaid reported losses and losses that have been incurred but not reported ("IBNR") for our Non-life Run-off, Atrium and StarStone segments. We recognize an asset for the portion of the liability that we expect to recover from reinsurers. LAE reserves include allocated loss adjustment expenses ("ALAE"), and unallocated loss adjustment expenses ("ULAE"). ALAE are linked to the settlement of an individual claim or loss, whereas ULAE are based on our estimates of future costs to administer the claims. IBNR represents reserves for loss and LAE that have been incurred but not yet reported to us. This includes amounts for unreported claims, development on known claims and reopened claims.
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
In our Non-life Run-off segment, policy buy-backs and commutations provide an opportunity for us to exit and settle exposures to policies with insureds and reinsureds, often at a discount to the previously estimated ultimate liability. Commutations are beneficial to us as they extinguish liabilities, reduce the potential for future adverse loss development, and reduce future claims handling costs. Our estimates of ultimate claim liabilities, including IBNR reserves, are based upon actuarial methodologies applied to the remaining non-commuted aggregate exposures and revised historical loss development information, after adjusting for the elimination of historical loss development relating to commuted and bought-back exposures. In addition, the routine settlement of claims, at either below or above the carried advised loss reserve, updates historical loss development information to which actuarial methodologies are applied often, resulting in revised estimates of ultimate liabilities. Our loss reserves are largely related to workers compensation and casualty exposures, which include latent exposures primarily relating to asbestos and environmental damage. In establishing reserves, we consider facts currently known and the current state of the law and coverage litigation. Case reserves are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy.
Further information regarding the liability for net losses and LAE, including loss development tables and a reconciliation of activity, is included in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Further information regarding net incurred losses and LAE is included in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations by Segment."
Life Benefits and Claims Reserves
We estimate our life benefit and claim reserves on a present value basis using standard actuarial techniques and cash flow models. We establish and maintain our life reserves at a level that we estimate will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support future cash flow benefit obligations and third-party servicing obligations as they become payable.
Our policy benefits for life contracts as at December 31, 2016 and 2015 were $112.1 million and $126.3 million, respectively. Amounts related to Pavonia are excluded as these are classified as liabilities held-for-sale, as described in "Note 5 - Held-For-Sale Business" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Policy Benefits for Life Contracts" for a discussion of our reserves in this segment.
Investments
For information regarding our investment strategy, portfolio and results, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments."
Ratings
In our active underwriting businesses, financial strength ratings are an important factor in establishing competitive position and in product marketing. Financial strength ratings by third-party organizations provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders. These ratings reflect A.M. Best’s, S&P’s, and Fitch’s opinions of capitalization, performance and management, and are not a recommendation to buy, sell or hold securities. These ratings may be changed, suspended or withdrawn at the discretion of the agencies. Rating agencies charge fees for their services.
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
Our Atrium and StarStone active underwriting segments operate in the highly competitive insurance and reinsurance markets, where companies compete on the basis of premium rates, reputation and perceived financial strength, the terms and conditions of the products offered, ratings assigned by independent rating agencies, speed of claims payments and quality of administrative services, relationships with insurance and reinsurance companies and insurance intermediaries, capacity and coverage offered, experience in the particular risk to be underwritten, and various other factors.
Atrium and StarStone compete in the international insurance and reinsurance markets directly with numerous other parties, including established global insurance and reinsurance companies, start-up insurance and reinsurance entities, other Lloyd’s syndicates, as well as capital markets and securitization structures aimed at managing risk. Many of these competitors have significant operating histories, underwriting expertise and capacity, extensive capital resources, and longstanding customer relationships. Any of these factors can be a significant competitive advantage and may make it difficult for us to write business effectively and profitably. Because few barriers exist to prevent insurers and reinsurers from entering the non-life active underwriting business, market conditions and capital capacity influence the degree of competition at any given time. For a detailed discussion of competition and the cyclical pattern of the insurance and reinsurance market, refer to "Item 1A. Risk Factors - Risks Relating to our Insurance Businesses." The cyclical market pattern can be more pronounced in the specialty insurance and reinsurance markets in which Atrium and StarStone compete.
Employees
As of December 31, 2016, we had 1,278 employees, as compared to 1,327 as of December 31, 2015. Although our employee count was not significantly changed from last year, we generally do not expect it to be consistent from period to period due to our business strategies, which include anticipated ongoing acquisition and integration activities. As of December 31, 2016, the percentage of our total employees in each segment was as follows: Non-life Run-off, 51%; StarStone, 33%; Atrium, 12%; and Life and Annuities, 4%.
Financial Information About Geographic Areas
For financial information about geographic areas, see "Note 24 - Segment Information" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
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

Board of Directors
The Board of Directors and its committees have risk oversight responsibility and play an active role in overseeing management of the risks we face. Our Underwriting and Risk Committee has responsibility for the oversight of underwriting strategy and ERM, reviews our overall risk appetite with input from management, reviews our ERM methodologies and oversees management’s execution of our ERM objectives. Among its other responsibilities, the Underwriting and Risk Committee also reviews and approves our annual Group Solvency Self-Assessment ("GSSA") report. Our Audit Committee, comprised entirely of independent directors, oversees our accounting and financial reporting-related risks. Our Investment Committee is responsible for overseeing investment-related risk, including those related to our cash and investment portfolio and investment strategy. Our Compensation Committee oversees compensation-related risks; and our Nominating and Governance Committee is responsible for overseeing corporate governance-related risks.
Executive and Risk Management Organization
Our Global ERM Committee ("GERMC"), a group of senior management personnel charged with assessing all significant risk issues on a global basis, reviews and evaluates the current and emerging risks to which the Group is exposed, and monitors and oversees the guidelines and policies that govern the processes by which the Group identifies, assesses and manages its exposure to risk. The GERMC is chaired by the Chief Risk Officer ("CRO"). Its membership includes our Chief Financial Officer ("CFO"), Chief Operating Officer ("COO") and senior management from across our corporate functions and business units. Our CRO reports periodically on behalf of the GERMC to both the Underwriting and Risk Committee and the Audit Committee of the Board of Directors.
In addition to executive officer and director oversight, our ERM governance structure is directed by local jurisdictional and subsidiary risk committees, which include senior management and members of the global senior management team. The committees provide oversight and governance of our ERM initiatives, oversee the operation of our internal controls, monitor the identified risks compared to our risk appetite, and provide analysis to management in order to appropriately manage and govern the business and the associated risks on a day-to-day basis.
Our Risk Management department focuses primarily on implementing and overseeing the administration of the Underwriting and Risk Committee and GERMC directives and facilitating an efficient, effective and consistent approach to ERM across our Group. Our Internal Audit department independently reviews the effectiveness of our ERM framework. The results of audits are monitored by the Audit Committee. Our risk governance structure is further complemented by our compliance function which seeks to mitigate legal and regulatory compliance risks. This includes ensuring that significant legal and regulatory developments are observed and that we react appropriately to impending legislative and regulatory changes and applicable court rulings. Our executive management committees have oversight of specific risk management processes, including, for example, those relating to underwriting, investments and reserving matters.
Entity Level Management
At the operating subsidiary level, risks attendant to our individual insurance and reinsurance subsidiaries are also overseen by the subsidiary boards of directors, subsidiary risk committees and other committees, and management teams, consistent with applicable regulatory requirements and our ERM framework.
Certain risks related to our Atrium and StarStone segments are distinct from our Non-life Run-off and Life and Annuities segments, and these businesses include external stakeholders that also differ from our other businesses, including our joint venture partners, rating agencies, and, with respect to Atrium, third-party Lloyd’s names who provide 75% of the underwriting capacity to Syndicate 609. Accordingly, in addition to the Group oversight of risks relating to our active underwriting businesses, Atrium and StarStone each maintain dedicated risk governance and management frameworks to manage risk, return and capital in their individual businesses, which fit into and form part of our Group ERM framework. These include oversight at the Atrium and StarStone holding company boards of directors, as well as executive risk committees and other committees that manage and monitor risks relevant to specified functional areas. Individualized risk policies and risk appetites are established and tailored to the specific needs of Atrium and StarStone, respectively. Enstar senior executives serve as members of the Atrium and StarStone boards of directors and certain committees and formal risk reporting for Atrium and StarStone forms part of the regular ERM reporting to the GERMC and Underwriting and Risk Committee.
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
We conduct the risk assessment process for the Group and for each of our regulated insurance and reinsurance subsidiaries on a quarterly basis. The assessment process utilizes a risk management software system. The risk management department reviews and consolidates these risk assessments and aggregates the assessment at a jurisdictional and Group level to facilitate discussion and challenge and to assess the overall risk categories.
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
Atrium and StarStone establish individual risk appetites unique to each business, aligned to their business plan and strategy and consistent with the Group-wide risk management framework. Their risk appetites are set in conjunction with annual business planning and include, among other things, risk tolerances with respect to risk categories and underwriting limits by individual lines of business. We consider and review our active underwriting subsidiaries' risk appetites and group risk aggregation across our active underwriting businesses as part of our annual business planning process.
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
Underwriting risk in our active underwriting businesses relates to the inherent uncertainty as to the occurrence, amount and timing of insurance liabilities we assume through our underwriting process. We manage exposure levels across risk categories to maintain them within the approved risk appetite. Underwriting risk management strategies may differ depending on the line of business involved and the type of account being insured or reinsured.
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
To monitor catastrophe risk, we review exceedance probability curves aggregated across Atrium and StarStone together with aggregated realistic disaster scenarios. We consider occurrence exceedance probability and aggregate exceedance probability, which reflect losses resulting from single or multiple events, from individual perils and in the aggregate. We manage our underwriting exposure through a combination of reporting zonal aggregations, realistic disaster scenarios and stochastic modeling. StarStone also manages its underwriting exposure through monitoring realistic disaster scenarios for man-made events and certain natural catastrophe risks, and applying absolute maximum limits by line of business.
We manage acquisition risks through our acquisition evaluation process, and reserving practices discussed above in "Liability for Losses and Loss Adjustment Expenses - Loss Reserving."
Reserving Risk. Reserving risk is the risk related to our carried reserves for losses and loss expenses. The estimation of reserves is subject to uncertainty because the ultimate cost of settling claims is dependent upon future events and loss development trends that can vary with the impact of economic, social, and legal and regulatory matters. We manage reserving risk through our reserving practices discussed above in "Liability for Losses and Loss Adjustment Expenses - Loss Reserving," as well as as well as through our commutation and policy buy-back strategy and claims management practices. We also have a Reserving Committee that is responsible for managing reserving risk and making recommendations to our Chief Financial Officer on the appropriate level of reserves to include in our consolidated financial statements. For additional information relating to our loss reserves by segment, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies."
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
Regulation
General
The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Our material operations are in Bermuda, the United Kingdom, the United States, Australia and several European countries. We are subject to extensive regulation under the applicable statutes in these countries and any others in which we operate. In addition, the Bermuda Monetary Authority ("BMA") acts as group supervisor of our insurance and reinsurance companies (our "Group"). A summary of the material regulations governing us in these countries is set forth below.
We may become subject in the future to regulation in new jurisdictions or additional regulations in existing jurisdictions depending on the location and nature of any companies acquired and the volume and location of business being transacted by our existing companies.
Bermuda
Operating Subsidiaries
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
Our regulated Bermuda subsidiaries must also comply with a minimum liquidity ratio and minimum solvency margin. The minimum liquidity ratio requires that the value of relevant assets must not be less than 75% of the amount of relevant liabilities. The minimum solvency margin, which varies depending on the class of the insurer, is determined as a percentage of either net reserves for losses and LAE or premiums or pursuant to a risk-based capital measure. StarStone Insurance Bermuda Limited, a Class 4 insurer, and Cavello Bay Reinsurance Limited, a Class 3A insurer, both domiciled in Bermuda, are subject to an enhanced capital requirement ("ECR") determined pursuant to a risk-based capital measure and are both required to file a Commercial Insurer’s Solvency Self-Assessment (“CISSA”), and a financial condition report with the BMA.
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
Group Supervision
The BMA’s group supervision objective is to provide a coordinated approach to the regulation of an insurance group and its supervisory and capital requirements. Bermuda has been recognized by the U.S. National Association of Insurance Commissioners ("NAIC") as a qualified jurisdiction. Furthermore, the E.U. recognizes Bermuda's full equivalence under Solvency II effective from January 1, 2016.
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
On an annual basis, the Group is required to file Group statutory financial statements, a Group statutory financial return, a Group capital and solvency return, audited Group financial statements, a Group Solvency Self-Assessment ("GSSA"), and a financial condition report with the BMA. The GSSA is designed to document our perspective on the capital resources necessary to achieve our business strategies and remain solvent, and to provide the BMA with insights on our risk management, governance procedures and documentation related to this process. In addition, SIBL and the Group are required to file a quarterly financial return with the BMA.
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
United Kingdom and Lloyd’s
United Kingdom
Our U.K.-based insurance subsidiaries consist primarily of run-off companies and StarStone Insurance SE. These subsidiaries are authorized by the U.K. Prudential Regulation Authority (the "PRA"), and are also regulated by the Financial Conduct Authority (the "FCA", together with the PRA, the "U.K. Regulator"). Our U.K. run-off subsidiaries may not underwrite new business without the approval of the U.K. Regulator. E.U. directives also allow certain of our regulated U.K. subsidiaries to conduct business in E.U. states other than the U.K. within the scope of permission granted by the U.K. Regulator without the necessity of additional licensing or authorization in E.U. countries.
Our U.K.-based insurance subsidiaries are required to maintain adequate financial resources in accordance with the requirements of the U.K. Regulator. The calculation of the minimum capital resources requirements in any particular case depends on, among other things, the type and amount of insurance business written and claims paid by the insurance company.
The Solvency II framework directive, which took effect on January 1, 2016, sets out new E.U.-wide requirements on capital adequacy and risk management for insurers with the aim of further increasing policyholder protection, instilling greater risk awareness and improving the international competitiveness of E.U. insurers. Insurers must now comply with a Solvency Capital Requirement ("SCR"), which is calculated using either the Solvency II standard formula or a bespoke internal model. Our non-Lloyd's U.K. companies use the standard formula.
The U.K. Regulator’s rules require our U.K. insurance subsidiaries to obtain regulatory approval for any proposed or actual payment of a dividend. The U.K. Regulator uses the SCR, among other tests, when assessing requests to make distributions.
In an advisory referendum held on June 23, 2016, the U.K. voted to leave the E.U. (commonly referred to as “Brexit”). For a discussion of the potential impact of Brexit on our operations, refer to "Item 1A. Risk Factors - Risks Relating to Laws and Regulation."
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
Lloyd’s
We participate in the Lloyd’s market through our interests in: (i) Atrium’s Syndicate 609, which is managed by Atrium Underwriters Limited, a Lloyd's managing agent; (ii) StarStone’s Syndicate 1301, which is managed by StarStone Underwriting Limited ("SUL"), a Lloyd’s managing agent; and (iii) Syndicate 2008, a wholly aligned syndicate that has permission to underwrite RITC business and other run-off or discontinued business type transactions with other Lloyd’s syndicates. SUL serves as managing agent for Syndicate 2008. All of the Group’s underwriting by these syndicates is supported by one or more internal corporate members.
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
The underwriting capacity of a corporate member of Lloyd’s must be supported by providing a deposit (referred to as "Funds at Lloyd’s") in the form of cash, securities or letters of credit in satisfaction of its capital requirement. The amount of the Funds at Lloyd’s is assessed annually and is determined by Lloyd’s in accordance with applicable capital adequacy rules.
Business plans, including maximum underwriting capacity, for Lloyd’s syndicates requires annual approval by the Lloyd’s Franchise Board, which may require changes to any business plan or additional capital to support underwriting plans.
In order to achieve finality and to release their capital, Lloyd’s members are usually required to have transferred their liabilities through an approved RITC, such as offered by Syndicate 2008. RITC is generally put in place after the third year of a syndicate year of account. On successful conclusion of RITC, any profit from the syndicate for that year of account can be fully remitted by the managing agent to the syndicate’s members.
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
United States
Our insurance and reinsurance companies domiciled in the United States consist of property and casualty companies and life and annuities companies in run-off, as well as StarStone Specialty Insurance Company (a U.S. excess and surplus lines insurer) and StarStone National Insurance Company (a U.S. admitted insurer that is licensed in all 50 states and the District of Columbia). Our U.S. insurers are subject to extensive governmental regulation and supervision by the states in which they are domiciled, licensed and/or eligible to conduct business. The insurance laws and regulations of the state of domicile have the most significant impact on operations. We currently have U.S. insurers domiciled in Illinois, Michigan, New York, Delaware and Rhode Island, with two of these insurers also commercially domiciled in California.
Generally, regulatory authorities have broad regulatory powers over such matters as licenses, standards of solvency, premium rates, policy forms, marketing practices, claims practices, investments, security deposits, restrictions on size of risks that may be insured under a single policy, methods of accounting, form and content of financial statements, certain aspects of governance, enterprise risk management, reserves and provisions for unearned premiums, unpaid losses and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations, annual and other report filings, and transactions among affiliates.
U.S. insurers are also required to maintain minimum levels of solvency and liquidity as determined by law, and to comply with risk-based capital requirements and licensing rules. Insurers having less statutory surplus than required by the risk-based capital calculation will be subject to varying degrees of regulatory action. If any of our U.S. insurers were to have risk-based capital levels that are below required levels, they would be subject to increased regulatory scrutiny and control by their domestic and possibly other insurance regulators. As of December 31, 2016, all of our U.S. insurers exceeded their required levels of risk-based capital.
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
The NAIC has also adopted the Risk Management and Own Risk and Solvency Assessment Model Act, which requires insurers to maintain a risk management framework and establishes a legal requirement for insurers or their insurance group to conduct an Own Risk and Solvency Assessment ("ORSA") in accordance with the NAIC’s ORSA Guidance Manual. The ORSA Model Act has been adopted in all of the states in which our U.S. insurers are domiciled, and our insurers in these states may become subject to ORSA requirements beginning in 2016 if certain premium thresholds are exceeded. Where applicable, we must regularly conduct an ORSA consistent with the ORSA Model Act, including undertaking an internal risk management review no less often than annually and preparing a summary report assessing the adequacy of risk management and capital in light of our insurers’ current and future business plans.
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
APRA also prescribes prudential standards on risk management and governance. These requirements include the need for regulated insurance entities to have a risk management framework that is consistent and integrated with its risk profile and capital strength, supported by a risk management function and subject to comprehensive review. APRA’s proposed risk management enhancements include the requirement that regulated insurance entities have a board risk committee that provides the Board with objective non-executive oversight of the implementation and on-going operation of its risk management framework, and the requirement that regulated insurance entities designate a chief risk officer who is involved in, and provides effective challenge to, activities and decisions that may materially affect the regulated insurance entities’ risk profile. Our Australian regulated insurance entities are compliant with these standards.
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
Our Swiss insurance subsidiary is regulated by the Swiss Financial Market Supervisory Authority ("FINMA") pursuant to the Insurance Supervisory Act 2004. This subsidiary is obligated to maintain a minimum solvency margin based on the Swiss Solvency Test regulations as stipulated by the Insurance Supervisory Act. From January 1, 2016, Switzerland was granted full Solvency II equivalence by the European Commission.
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

Other
Through StarStone, we participate in joint ventures in Singapore and Dubai. We also own two run-off entities in Hong Kong. These operations are not material, but our companies in these countries are subject to applicable regulations.
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
Risks Relating to our Insurance Businesses
If we are unable to implement our business strategies successfully, our business, results of operations and financial condition may be materially and adversely affected.
Our future results of operations will depend in significant part on the extent to which we can implement our business strategies successfully, including with respect to our active underwriting segments, which we have less experience operating. Our ability to develop and execute our business strategies in our run-off and active business is essential to our success, future growth opportunities, expanded market visibility and increased access to capital.
Our business strategies are described in "Item 1. Business - Business Strategy." We may not be able to implement these strategies or any future strategies fully or realize the anticipated results of our strategies as a result of significant business, economic, regulatory and competitive uncertainties, many of which are beyond our control. If we are unable to successfully implement our business strategies, we may not be able to achieve future growth in our earnings and our financial condition may suffer and, as a result, holders of our ordinary shares may receive lower returns.
Inadequate loss reserves could reduce our net earnings and capital and surplus, which could have a materially adverse impact on our results of operations and financial condition.
Our success is dependent upon our ability to assess accurately the risks associated with the business we have insured and reinsured. We are required to maintain reserves to cover the estimated ultimate liability for losses and LAE for both reported and unreported incurred claims. These reserves are only estimates for what we consider the settlement and administration of claims will cost based on facts and circumstances known to us, as well as actuarial methodologies, historical industry loss ratio experience, loss development patterns, estimates of future trends and developments and other variable factors such as inflation. Ultimate losses may exceed our estimates of losses and LAE because of the uncertainties that surround the estimation process (which are discussed above in "Item 1. Business - Liability for Losses and Loss Adjustment Expense"). As a result, actual losses and LAE paid will deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. If our reserves are insufficient to cover the actual losses and LAE, we would have to augment our reserves and incur a charge to our earnings. Such a charge could be material and would reduce our net earnings and capital and surplus.
In our non-life run-off businesses, loss reserves include potential asbestos and environmental ("A&E") liabilities and liabilities associated with personal injury A&E claims from newly acquired companies with legacy manufacturing businesses. Ultimate values for A&E claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating potential losses for these claims. Factors contributing to the uncertainty include long waiting periods, reporting delays and difficulties identifying contamination sources and allocating damage liability. Developed case law and adequate claim history do not always exist for A&E claims, and changes in the legal and tort environment affect the development of such claims. To further understand this risk, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Losses and Loss Adjustment Expenses - Non-Life Run-off - Latent Claims."
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
The cyclical nature of the insurance and reinsurance industries may make it more difficult for Atrium and StarStone to generate profits consistently, which could negatively impact our ability to execute our active underwriting strategies successfully.
The insurance and reinsurance industry has historically been characterized by periods of intense price competition due to excess underwriting capacity, as well as periods of more favorable pricing due to limited underwriting capacity. Periods of favorable pricing tend to attract additional underwriting capacity (by new entrants, market instruments and structures, and additional commitments by existing insurers) that ultimately cause prices to decrease.
Changes in the frequency and severity of losses suffered by insureds and insurers also impact industry cycles, and we may not be able to accurately predict whether market conditions will improve, remain constant or deteriorate. Unfavorable market conditions could lead to a significant reduction in premium rates, impair our ability to underwrite at appropriate rates, result in less favorable policy terms and drive fewer submissions for our active underwriting services. These factors could decrease our earnings and cause our results of operations to fluctuate significantly from period to period.
Cyclical market conditions also impact the availability and cost of reinsurance purchased by Atrium and StarStone as part of our risk management strategy. Market conditions may limit or prevent our active underwriting companies from obtaining adequate reinsurance protection for our business needs. If our active underwriting companies are unable to purchase reinsurance, or if reinsurance is available only on unfavorable terms or with less creditworthy reinsurers, we may retain a higher proportion of risks than we would otherwise prefer, incur additional expense, or purchase reinsurance from companies with higher credit risk, or we may underwrite fewer or smaller contracts. Any of these factors could negatively impact our financial performance.
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
Lloyd’s ratings apply to business written through Syndicate 609 (Atrium) and Syndicate 1301 (StarStone). Lloyd’s is rated "A" (Excellent) by A.M. Best, "A+" (Strong) by Standard and Poor’s ( "S&P") and "AA-" (Very Strong) by Fitch Ratings. Financial strength ratings downgrades at Lloyd’s could adversely affect our Lloyd’s syndicates’ ability to trade in certain classes of business at current levels.
Emerging claim and coverage issues could adversely affect our business.
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect the adequacy of our provision for losses and LAE by either extending coverage beyond the envisioned scope of insurance policies and reinsurance contracts, or by increasing the number or size of claims. Our exposure to these uncertainties could be exacerbated by an increase in insurance and reinsurance contract disputes, arbitration and litigation. The full effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. In some instances, these changes may not become apparent until long after we have acquired or issued the affected contracts. As a result, the full extent of liability under these insurance or reinsurance contracts may not be known for many years after a contract has been issued.
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
We have pursued and, as part of our strategy, will continue to pursue growth through acquisitions. Since our formation in August 2001, we have acquired over 75 insurance and reinsurance companies and portfolios of insurance and reinsurance business, primarily in our run-off segments, and we expect to continue to make such acquisitions in the future. However, the acquisition and management of companies and portfolios in run-off is highly competitive, and driven by a number of factors, including proposed acquisition price, reputation, and financial resources. Some of our competitors have greater financial resources than we do, have been operating for longer than we have and have established long-term and continuing business relationships throughout the insurance and reinsurance industries, which can be a significant competitive advantage. As a result, we may not be able to compete successfully in the future for suitable acquisition candidates, and if we do not continue to acquire companies, we may not be able to achieve our strategic goals.
There can be no assurance that our acquisitions will be financially beneficial to us or our shareholders.
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
Our run-off business entails acquiring and managing insurance and reinsurance companies, portfolios of insurance and reinsurance, and companies with liabilities related to legacy manufacturing operations. Unlike traditional insurers and reinsurers, our companies and portfolios in run-off no longer underwrite new policies and are subject to the risk that their stated provisions for losses and LAE, may not be sufficient to cover future losses and the cost of run-off. Because our non-life companies and portfolios in run-off generally no longer collect underwriting premiums, our sources of capital to cover losses are limited to our stated reserves, reinsurance coverage and retained earnings.
To achieve positive operating results from an acquisition, we must first price transactions on favorable terms relative to the risks posed by the acquired businesses and then successfully manage the acquired businesses by efficiently managing claims, collecting from insurers or reinsurers and controlling expenses. Failure to do these things successfully could result in us having to cover losses sustained with retained earnings, which would materially and adversely impact our ability to grow our business and may result in material losses.
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
We and our subsidiaries currently have several outstanding credit facilities. We depend on access to funds from our credit facilities in operating our business. These credit facilities contain various business and financial covenants that impose restrictions on us and certain of our subsidiaries with respect to, among other things, limitations on mergers and consolidations, acquisitions, indebtedness and guarantees, restrictions as to certain dispositions of stock and dividends and stock repurchases, investment constraints and limitations on liens on stock. We may also enter into future credit facilities or other debt arrangements containing similar or different restrictive covenants. Our failure to comply with these covenants could result in an event of default under the credit facilities, which could result in us being required to repay the amounts outstanding under these facilities prior to maturity. These prepayment obligations could have an adverse effect on our results of operations and financial condition.
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
We derive a significant portion of our income from our invested assets, which consist primarily of investments in fixed maturity securities. The net investment income that our subsidiaries obtain from investments in fixed maturity securities will generally increase or decrease with changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would increase net unrealized losses, which would decline over time as the security approaches maturity. Conversely, a decline in interest rates would increase net unrealized gains, which would decline over time as the security approaches maturity. The fair market value can also decrease as a result of a deterioration of the credit quality of those securities. Any perceived decrease in credit quality may cause credit spreads to widen and this would result in an increase in net unrealized losses. A deterioration of credit ratings on our fixed maturity security investments may result in a preference to liquidate these securities in the financial markets. If we liquidate these securities during a period of tightening credit, we may realize a significant loss.
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
The changes in the market value of our securities that are classified as trading or available-for-sale are reflected in our financial statements. Other-than-temporary impairment losses in the value of our fixed maturity securities are also reflected in our financial statements. As a result, a decline in the value of the securities in our investment portfolios may materially reduce our net income and shareholders’ equity, and may cause us to incur a significant loss. For more information on our investment portfolios, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investable Assets."
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
Alternative or "other" investments may not meet regulatory admissibility requirements, which may limit our subsidiaries’ ability to make capital distributions to us and, consequently, negatively impact our liquidity. For more information on our alternative investments, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investable Assets."
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
In 2015, we acquired companies that own interests in life insurance policies acquired in the secondary and tertiary markets and through collateralized lending transactions. We recognize our initial investment in these life settlements contracts at the transaction price plus all initial direct external costs. The transaction price was established based on certain assumptions, including the life expectancy of the insured person, the projected premium payments on the contract (including projections of possible rate increases from the related insurance carrier), the projected costs of administration relating to the contract, and the projected risk of non-payment, including the financial health of the related insurance carrier, the possibility of legal challenges from such insurance carrier or others and the possibility of regulatory changes that may affect payment. The estimated value of a contract is also affected by the discounted value of future cash flows from death benefits and the discounted value of future premiums due on the contract.
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
Risks Relating to Laws and Regulation
Insurance laws and regulations restrict our ability to operate, and any failure to comply with these laws and regulations, or any investigations, inquiries or demands by government authorities, may have a material adverse effect on our business.
We are subject to the insurance laws and regulations of a number of jurisdictions worldwide. Existing laws and regulations, among other things, limit the amount of dividends that can be paid to us by our insurance and reinsurance subsidiaries, prescribe solvency and capital adequacy standards, impose restrictions on the amount and type of investments that can be held to meet solvency and capital adequacy requirements, require the maintenance of reserve liabilities, and require pre-approval of acquisitions and certain affiliate transactions. Failure to comply with these laws and regulations or to maintain appropriate authorizations, licenses, and/or exemptions under applicable laws and regulations may cause governmental authorities to preclude or suspend our insurance or reinsurance subsidiaries from carrying on some or all of their activities, place one or more of them into rehabilitation or liquidation proceedings, impose monetary penalties or other sanctions on them or our affiliates, or commence insurance company delinquency proceedings against our insurance or reinsurance subsidiaries. The application of these laws and regulations by various governmental authorities, including authorities outside the United States, may affect our liquidity and restrict our ability to expand our business operations through acquisitions or to pay dividends on our ordinary shares. Furthermore, compliance with legal and regulatory requirements may result in significant expenses, which could have a negative impact on our profitability. To further understand these risks, see "Item 1. Business - Regulation."
In addition to legal and regulatory requirements, the insurance and reinsurance industry has experienced substantial volatility as a result of investigations, litigation and regulatory activity by various insurance, governmental and enforcement authorities, including the SEC, concerning certain practices within the insurance and reinsurance industry. Insurance and reinsurance companies that we have acquired, or may acquire in the future, may have been or may become involved in these or other investigations, litigation or regulatory activity and may have lawsuits filed or other regulatory actions taken against them. Our involvement in any investigations, litigations or regulatory activity, including any related lawsuits, would cause us to incur legal costs and, if we or any of our insurance or reinsurance subsidiaries were found to have violated any laws or regulations, we could be required to pay fines and damages and incur other sanctions, perhaps in material amounts, which could have a material negative impact on our profitability.
Political, regulatory and industry initiatives could materially adversely affect our business by increasing the amount of regulation we face or changing the nature of the regulations that apply to us in operating our insurance businesses or acquiring new insurance businesses.
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
In many of the jurisdictions in which we operate, including Bermuda, there are increased initiatives relating to group supervision though cooperation and coordination among insurance regulators regardless of an individual company’s domiciliary jurisdiction. As of January 1, 2016, the BMA acts as our group supervisor, as described in "Item 1. Business - Regulation," which has led to increased regulatory reporting and oversight.
In addition, increased scrutiny by insurance regulators of investments in or acquisitions of insurers or insurance holding companies by private equity firms or hedge funds may result in imposition of additional regulatory requirements and restrictions. We have in the past partnered with private equity firms in making acquisitions and may do so in the future. This increased scrutiny may make it difficult to complete U.S. acquisitions with private equity or hedge funds should we seek to do so. In addition, private equity firms have invested in Enstar and may seek to do so in the future. This increased scrutiny may materially adversely impact our ability to raise capital through transactions with these types of investors.
The United Kingdom’s referendum vote to leave the European Union could adversely affect our business.
In an advisory referendum held on June 23, 2016, the United Kingdom ("U.K.") voted to leave the European Union ("E.U.") (commonly referred to as “Brexit”). The timing and nature of the U.K.’s withdrawal from the E.U. is yet to be determined, and the form of the U.K.’s future relationship with the E.U. may not be clear for some time. We have significant operations and employees in the United Kingdom, including our Lloyd’s businesses. Brexit’s impact on our U.K. businesses will depend on the U.K. and Lloyd’s abilities to retain access to the E.U. markets, and our U.K. businesses could be adversely affected if adequate access to these markets is not obtained. Brexit may also lead to legal uncertainty and differences in national laws and regulations as the U.K. determines which E.U. laws to replace or replicate, and these issues could impact our structure and operations. The Brexit vote had an immediate adverse effect on global financial and foreign exchange markets, and instability and uncertainty in the European economy and in global financial markets may continue for some time. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations, and financial condition.
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
We rely heavily on the successful, uninterrupted functioning of our information technology assets and telecommunications systems, as well as those of any third-party service providers we use. We depend on information technology systems to perform functions critical to our business such as paying claims, performing actuarial and other modeling functions, pricing, quoting and processing policies, cash and investment management, acquisition work, financial reporting and other necessary support functions. A failure of our information technology assets or telecommunications systems could materially impact our ability to perform these functions, affect the confidentiality, availability or integrity of our proprietary information and expose us to litigation and increase our administrative expenses.
Computer viruses, cyber-attacks, and other external hazards, as well as any internal process or employee failures, could expose our information technology assets to security breaches that may cause critical data to be corrupted or confidential or proprietary information to be exposed, or cause system disruptions or shut-downs. In addition to our own information, we receive and may be responsible for protecting confidential information from clients and other third parties, which could also be compromised in the event of a security breach. Our active underwriting companies rely on broker portals to bind certain business, and, therefore, a service interruption would negatively impact our ability to write business.
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
We outsource certain business functions to third-party providers, and these providers may not perform as anticipated or may fail to adhere to their obligations to us. For example, certain of our subsidiaries rely on relationships with a number of third-party administrators under contracts pursuant to which these third-party administrators manage and pay claims on our subsidiaries’ behalf and advise with respect to case reserves. In these relationships, we rely on controls incorporated in the provisions of the administration agreement, as well as on the administrator’s internal controls, to manage the claims process within our prescribed parameters. Our StarStone and Atrium subsidiaries use managing general agents, general agents and other producers to write and administer business on their behalf within underwriting authorities prescribed by StarStone and Atrium. We also rely on external investment managers to provide services pursuant to the terms of our investment management agreements, including following established investment guidelines. Although we monitor these administrators, agents and producers, and managers on an ongoing basis, our monitoring efforts may not be adequate or our service providers could exceed their authorities or otherwise breach obligations owed to us, which, if material, could adversely affect our business and results of operations.
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

We have a number of shareholders with large interests, including several that may be affiliated with members of our Board of Directors. The interests of certain significant shareholders may not be fully aligned with your interests, and this may lead to a strategy that is not in your best interest. As of December 31, 2016, CPPIB, Akre Capital Management ("Akre Capital"), Trident, Beck Mack & Oliver ("Beck Mack"), and Enstar's three individual co-founders (collectively) beneficially owned approximately 13.8%, 8.9%, 8.3%, 4.99%, and 6.1%, respectively, of our outstanding voting ordinary shares. CPPIB owns additional non-voting ordinary shares that, together with its voting shares, represented an economic interest of approximately 17.7% as of December 31, 2016. Funds managed by Hillhouse Capital Management (collectively, "Hillhouse") own approximately 2.1% of our outstanding voting ordinary shares that, together with their non-voting shares and warrants, represented an economic interest of approximately 9.8% as of December 31, 2016.
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
We have several registration rights agreements in place pursuant to which, either as parties thereto or by virtue of assignment, certain of our shareholders hold registration rights. These primarily include CPPIB, Trident, Hillhouse and Corsair Capital. These agreements include demand registration rights pursuant to which these shareholders may require that we register certain of their ordinary shares under the Securities Act of 1933, as amended (the "Securities Act"), on up to an aggregate of eight occasions. All of these investors also have "piggyback" registration rights with respect to our registration of voting ordinary shares for our own account or for the account of one or more of our shareholders. As of December 31, 2016, an aggregate of approximately 8.0 million ordinary shares (approximately 3.1 million of which are non-voting ordinary shares) are subject to these registration rights agreements.
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
Risks Relating to Taxation
We might incur unexpected U.S., U.K., Australia, or other tax liabilities if companies in our group that are incorporated outside those jurisdictions are determined to be carrying on a trade or business in such jurisdictions.
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
We believe that because of the dispersion of our share ownership, and provisions in our organizational documents that limit voting power, no U.S. person (including our subsidiary Enstar USA, Inc., which owns certain of our Series C Preferred Shares) should be treated as owning (directly, indirectly through non-U.S. entities or constructively) 10% or more of the total combined voting power of all classes of our shares. However, the IRS could challenge the effectiveness of these provisions in our organizational documents. Accordingly, no assurance can be given that a U.S. person who owns our shares will not be characterized as a 10% U.S. Shareholder.
Changes in U.S. federal tax law and other tax laws could materially affect us or our shareholders.
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
The Organization for Economic Co-operation and Development (the "OECD") is a global governing organization, which analyzes and compares multi-national entities’ tax status using various metrics and reporting facts and figures. Created by the OECD under the initiative known as the “Base Erosion and Profit Shifting Project (“BEPS”), “Country-by-Country Reporting” (Action 13) aims to ensure that multi-national businesses provide appropriate and accurate information to each respective member and non-member region based on various metrics. These metrics are directed at counteracting the effects of global preferential tax regimes and increasing tax transparency. As a result of this initiative, we expect that countries, including those in which we operate, may change their tax laws and enhance reporting requirements. Such changes could increase the burden and costs of compliance.
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
In connection with the acquisition of Dana Companies in December 2016, we acquired properties in the United States. The acquired properties have no present value and are not used to run our operations.
ITEM 3.   LEGAL PROCEEDINGS
For a discussion of legal proceedings, see "Note 23 - Commitments and Contingencies" in the notes to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares trade on the NASDAQ Global Select Market under the ticker symbol "ESGR".
Market and Dividend Information
On February 23, 2017, the last reported sale price for our shares was $193.55 per share. The price range per ordinary share presented below represents the highest and lowest sale prices for our ordinary shares on the NASDAQ Global Select Market during the quarterly periods indicated:

	2016		2015
	High	Low	High	Low
First Quarter	$164.69	$142.35	$152.91	$133.35
Second Quarter	$164.91	$148.91	$161.24	$139.36
Third Quarter	$171.66	$157.32	$166.40	$143.63
Fourth Quarter	$209.35	$161.01	$161.97	$145.73
Enstar has not historically declared a dividend. Our strategy is to retain earnings and invest distributions from our subsidiaries back into the company. We do not currently expect to pay any dividends on our ordinary shares. Any payment of dividends must be approved by our Board of Directors. Our ability to pay dividends is subject to certain restrictions, as described in "Note 22 - Dividend Restrictions and Statutory Requirements" in the notes to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
Holders
On February 23, 2017 there were 1,789 shareholders of record of our voting ordinary shares and 3 shareholders of record of our non-voting ordinary shares. The number of shareholders of record of our voting ordinary shares does not represent the actual number of beneficial owners of our voting ordinary shares because shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
Issuer Purchases of Equity Securities
The following table provides information about ordinary shares acquired by the Company during the three months ended December 31, 2016, which are related to shares withheld from employees in order to facilitate the payment of withholding taxes on restricted shares. The Company does not have a share repurchase program.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Program
October 1, 2016 - October 31, 2016	—	$—	$—	$—
November 1, 2016 - November 30, 2016	689	$200.00	$—	$—
December 1, 2016 - December 31, 2016	—	$—	$—	$—
Total	689		$—	$—

(1)
Includes shares withheld from employees in order to facilitate the payment of withholding taxes on restricted shares granted pursuant to our equity incentive plan.  The shares are calculated at their fair market value, as determined by reference to the closing price of our ordinary shares on the vesting date.

Performance Graph
The following performance graph compares the cumulative total return on our ordinary shares with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Insurance Index for the period that commenced December 31, 2011 and ended on December 31, 2016. The performance graph shows the value as of December 31 of each calendar year of $100 invested on December 31, 2011 in our ordinary shares, the NASDAQ Composite Index, and the NASDAQ Insurance Index assuming the reinvestment of dividends. Returns have been weighted to reflect relative market capitalization. This information is not necessarily indicative of future returns.

	Indexed Returns* for Years Ended December 31,
	2011	2012	2013	2014	2015	2016
Enstar Group Limited	100.00	114.03	141.46	155.69	152.79	201.32
NASDAQ Composite Index	100.00	116.41	165.47	188.69	200.32	216.54
NASDAQ Insurance Index	100.00	110.26	148.88	162.67	177.32	206.99
*$100 invested on December 31, 2011 in stock or index, including reinvestment of dividends.

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
Since our inception, we have made numerous acquisitions of companies and portfolios of business that impact the comparability between periods of the information reflected below. In particular, our 2016 acquisition of Dana Companies, our 2015 acquisitions of Alpha, the life settlement companies of Wilton Re, and Sussex, our 2014 acquisition of StarStone and our 2013 acquisitions of SeaBright, Pavonia, Arden and Atrium impact comparability to other periods, including with respect to net premiums earned. In addition, we have now classified our Pavonia operations as held-for-sale, and its results of operations are included in discontinued operations. Our acquisitions and significant new business are described in "Item 1. Business - Recent Acquisitions and Significant New Business” and Notes 3 and 4 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands of U.S. dollars, except share and per share data)
Statements of Earnings Data:
Net premiums earned	$823,514	$753,744	$542,991	$147,613	$3,511
Fees and commission income	39,364	39,347	34,919	12,817	8,570
Net investment income	185,463	122,564	66,024	62,117	68,864
Net realized and unrealized gains (losses)	77,818	(41,523)	51,991	78,394	73,612
Net incurred losses and LAE	(174,099)	(104,333)	(9,146)	163,672	237,953
Acquisition costs	(186,569)	(163,716)	(117,542)	(14,436)	—
Total other expenses, net	(473,041)	(393,711)	(347,540)	(230,056)	(200,991)
Net earnings from continuing operations	292,450	212,372	221,697	220,121	191,519
Net earnings (losses) from discontinuing operations	11,963	(2,031)	5,539	3,701	—
Net earnings	304,413	210,341	227,236	223,822	191,519
Less: Net loss (earnings) attributable to noncontrolling interests	(39,606)	9,950	(13,487)	(15,218)	(23,502)
Net earnings attributable to Enstar Group Limited	$264,807	$220,291	$213,749	$208,604	$168,017
Per Ordinary Share Data: (1)
Earnings per ordinary share attributable to Enstar Group Limited:
Basic:
Net earnings from continuing operations	$13.10	$11.55	$11.31	$12.40	$10.22
Net earnings (loss) from discontinuing operations	$0.62	$(0.11)	$0.30	$0.22	$—
Net earnings per ordinary share	$13.72	$11.44	$11.61	$12.62	$10.22
Diluted:
Net earnings from continuing operations	$13.00	$11.46	$11.15	$12.27	$10.10
Net earnings (loss) from discontinuing operations	$0.62	$(0.11)	$0.29	$0.22	$—
Net earnings per ordinary share	$13.62	$11.35	$11.44	$12.49	$10.10
Weighted average ordinary shares outstanding:
Basic	19,299,426	19,252,072	18,409,069	16,523,369	16,441,461
Diluted	19,447,241	19,407,756	18,678,130	16,703,442	16,638,021
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

	December 31,
	2016	2015	2014	2013	2012
	(in thousands of U.S. dollars, except share and per share data)
Balance Sheet Data:
Total investments	$6,042,672	$6,340,781	$4,844,352	$4,279,542	$3,352,875
Total cash and cash equivalents (inclusive of restricted)	1,318,645	1,295,169	1,429,622	958,999	954,855
Reinsurance balances recoverable	1,460,743	1,451,921	1,305,515	1,331,892	1,122,919
Total assets	12,865,744	11,772,534	8,622,147	7,236,289	5,878,261
Losses and loss adjustment expense liabilities	5,987,867	5,720,149	4,509,421	4,219,905	3,650,127
Policy benefits for life and annuity contracts	112,095	126,321	8,940	9,779	11,027
Loans payable	673,603	599,750	320,041	452,446	107,430
Total Enstar Group Limited shareholders’ equity	2,802,312	2,516,872	2,304,850	1,755,523	1,553,755
Book Value per Share:(1)
Basic	$144.66	$130.65	$120.04	$106.21	$94.29
Diluted	$143.68	$129.65	$119.22	$105.20	$93.30
Shares Outstanding:
Basic	19,372,178	19,263,742	19,201,017	16,528,343	16,477,809
Diluted	19,645,309	19,714,810	19,332,864	16,707,115	16,653,120
(1) Basic book value per share is calculated as total Enstar Group Limited shareholders’ equity available to ordinary shareholders divided by the number of ordinary shares outstanding as at the end of the period, giving no effect to dilutive securities. Diluted book value per share is calculated as total Enstar Group Limited shareholders’ equity available to ordinary shareholders plus the assumed proceeds from the exercise of outstanding warrants divided by the sum of the number of ordinary shares and ordinary share equivalents and warrants outstanding at the end of the period.

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

Business Overview
We are a multi-faceted insurance group that offers innovative capital release solutions and specialty underwriting capabilities through our network of group companies in Bermuda, the United States, the United Kingdom, Continental Europe, Australia, and other international locations. Our core focus is acquiring and managing insurance and reinsurance companies and portfolios of insurance and reinsurance business in run-off. Since the formation of our Bermuda-based holding company in 2001, we have completed over 75 acquisitions or portfolio transfers.
Until 2013, all but one of our acquisitions had been in the non-life run-off business, which for us generally includes property and casualty, workers’ compensation, asbestos and environmental, construction defect, marine, aviation and transit, and other closed business.
While our core focus remains acquiring and managing non-life run-off business, in recent years, we expanded our business to include active underwriting through our acquisitions of Atrium and StarStone. We partnered with Trident in the Atrium and StarStone acquisitions, with Enstar owning a 59.0% interest, Trident owning a 39.3% interest, and Dowling owning a 1.7% interest. We also expanded our portfolio of run-off businesses to include closed life and annuities, primarily through our acquisition of Pavonia from HSBC Holdings plc on March 31, 2013, although we have recently entered into an agreement to sell Pavonia.
Our businesses strategies are discussed in "Item 1. Business - Company Overview", "- Business Strategy", "-Strategic Growth" and "- Recent Acquisitions and Significant New Business."
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
During the year ended December 31, 2016, we increased our book value per share on a fully diluted basis by 10.8% to $143.68 per share. The increase was primarily attributable to net earnings of $264.8 million. See "Item 6. Selected Financial Data" herein for the computation of fully diluted book value per share. The growth of our fully diluted book value per share since becoming a public company is shown in the table below.

Current Outlook
Run-off
Our business strategy includes generating growth through acquisitions and reinsurance transactions, particularly in our Non-life Run-off segment. Our non-life run-off reserves were $4.7 billion as at December 31, 2016, including $1.4 billion of reserves acquired or assumed in new transactions during 2016, and we continue to evaluate opportunities for future growth. Most recently, in January and February 2017, we entered into separate agreements to assume net reserves of approximately $1.4 billion from RSA and QBE. We recently agreed to sell Pavonia from our life and annuities segment, which we expect to close during 2017. We will continue to employ a disciplined approach when assessing, acquiring or managing portfolios of risk.
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
As a result of the number of transactions we have completed over the years, we have a complex organizational structure consisting of numerous licensed entities across many jurisdictions. In managing our group, we continue to look for opportunities to simplify our legal structure by way of company amalgamations and mergers, reinsurance, or other transactions in order to improve capital efficiency and decrease ongoing compliance and operational costs over time. In addition, we seek to pool risk in areas where we maintain the expertise to manage such risk to achieve operational efficiencies, which will allow us to most efficiently manage our assets and to achieve capital diversification benefits.
Underwriting
Our underwriting results can be affected by changes in premium rates, significant losses, development of prior year loss reserves and current year underwriting margins. In general, our expectation for 2017 is that underwriting margins will be flat or lower than in 2016, with premium rates expected to be impacted by both market and general economic conditions. We continue to see overcapacity in many markets for insurable risks, resulting in continued pressure on premium rates and terms and conditions. If general economic conditions worsen, a decrease in the level of economic activity may impact insurable risks and our ability to write premium that is acceptable to us. We may adjust our level of reinsurance to maintain an amount of net exposure that is aligned with our risk tolerance.
Our strategy is to maintain our disciplined underwriting approach and strong risk management practices, which may result in us writing less premium in certain lines of business than we wrote in 2016. However, we will seek to mitigate these challenging conditions through our diversified book of business, established distribution channels and geographic reach. We will continue to seek growth in certain areas where we have identified opportunities for expansion and the opportunity for increases in premium rates. In addition, our underwriting operations are well-positioned to capture profitable active business from our run-off transactions, where such business is in attractive specialty lines. In both our Atrium and StarStone segments we will maintain our focus on underwriting for profitability. In our StarStone segment we aim to continue reducing our expense base and generating operational efficiencies through ongoing integration into Enstar's operations.
Investments
We expect to maintain our investment strategy, which emphasizes the preservation of our assets, credit quality, and diversification. We will continue to seek superior risk-adjusted returns, by allocating a portion of our portfolio to non-investment grade securities or alternative investments in accordance with our investment guidelines.
Net investment income is a significant component of our earnings. We are in a period of considerable market uncertainty in which we see fully priced asset valuations across many asset classes compared to historical averages and deteriorating underlying company fundamentals in certain classes. If investment conditions or general economic conditions change during 2017, we may experience further pressure on our investment yields and realized or unrealized losses on investments could materialize. For further discussion of our investments, see "Investable Assets" below.

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
In Atrium’s other operating expense ratio, the excluded general and administrative expenses relate to amortization of the definite-lived intangible assets in the holding company, and expenses relating to AUL managing agency employee salaries, benefits, bonuses and current year share grant costs. The excluded AUL general and administrative expenses relate to expenses incurred in managing the syndicate, and eliminated items represent Atrium 5’s share of the fees and commissions paid to AUL. We believe it is a more meaningful presentation to exclude the costs in managing the syndicate because they are principally funded by the profit commission fees earned from Syndicate 609, which is a revenue item not included in the insurance ratios.
In StarStone’s other operating expense ratio for 2016, the excluded general and administrative expenses relate to the amortization of the definite-lived intangible assets, recorded at the holding company level. For 2015, the excluded general and administrative expenses relate to the amortization of the definite-lived intangible assets and acquisition-related expenses, in each case as recorded at the holding company level. For 2014, the excluded general and administrative expenses relate to management fee expenses charged by our Non-life Run-off segment primarily related to our costs incurred in managing StarStone, the amortization of the definite-lived intangible assets, and acquisition-related expenses, in each case recorded at the holding company level.

Consolidated Results of Operations - For the Years Ended December 31, 2016, 2015 and 2014
The following table sets forth our consolidated statements of earnings for each of the periods indicated. For a discussion of the critical accounting policies that affect the results of operations, see "Critical Accounting Policies" below.

	Years Ended December 31,
	2016	2015	2014
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$823,514	$753,744	$542,991
Fees and commission income	39,364	39,347	34,919
Net investment income	185,463	122,564	66,024
Net realized and unrealized gains (losses)	77,818	(41,523)	51,991
Other income	4,836	30,328	14,149
	1,130,995	904,460	710,074
EXPENSES
Net incurred losses and LAE	174,099	104,333	9,146
Life and annuity policy benefits	(2,038)	(546)	84
Acquisition costs	186,569	163,716	117,542
General and administrative expenses	423,734	389,159	337,120
Interest expense	20,642	19,403	12,922
Net foreign exchange losses	665	3,373	5,962
	803,671	679,438	482,776
EARNINGS BEFORE INCOME TAXES	327,324	225,022	227,298
INCOME TAXES	(34,874)	(12,650)	(5,601)
NET EARNINGS FROM CONTINUING OPERATIONS	292,450	212,372	221,697
NET EARNINGS (LOSS) FROM DISCONTINUING OPERATIONS, NET OF INCOME TAX EXPENSE	11,963	(2,031)	5,539
NET EARNINGS	304,413	210,341	227,236
Less: Net loss (earnings) attributable to noncontrolling interest	(39,606)	9,950	(13,487)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$264,807	$220,291	$213,749
Highlights
Consolidated Results of Operations for the Year Ended December 31, 2016

•	Consolidated net earnings of $264.8 million and basic and diluted earnings per share of $13.72 and $13.62, respectively

•	Net earnings from Non-life Run-off and Life and Annuities segments of $206.7 million and $26.5 million, respectively

•	Net premiums earned of $823.5 million, including $676.6 million and $124.4 million in our StarStone and Atrium segments

•	Combined ratios of 98.6% and 94.0% for the active underwriting operations within our StarStone and Atrium segments, respectively (refer to "Non-GAAP Financial Measures" above)

•	Net investment income of $185.5 million and net realized and unrealized gains of $77.8 million

Consolidated Financial Condition as at December 31, 2016

•	Total investments, cash and funds held of $8,438.1 million

•	Total reinsurance balances recoverable of $1,460.7 million

•	Total assets of $12,865.7 million

•	Shareholders' equity of $2,802.3 million and redeemable noncontrolling interest of $454.5 million

•	Total gross reserves for losses and LAE of $5,987.9 million, with $1,350.5 million of reserves acquired and assumed in our Non-life Run-off operations during 2016

•	Diluted book value per ordinary share of $143.68
Consolidated Overview
2016 versus 2015: We reported consolidated net earnings attributable to Enstar Group Limited shareholders of $264.8 million for the year ended December 31, 2016, an increase of $44.5 million from $220.3 million for the year ended December 31, 2015. Our results were impacted by the loss portfolio transfer reinsurance transactions we completed during 2016 with Allianz, Coca-Cola and Neon. Our results were also impacted by our acquisition activity during 2015, when we acquired Sussex, Wilton Re’s life settlements business, and Alpha, and completed loss portfolio transfer reinsurance transactions with Reciprocal of America, Voya, and Sun Life. The most significant drivers of the change in our financial performance during 2016 as compared to 2015 included:

•
Net Incurred Losses and LAE in our Non-life Run-off Segment - Net reduction in the liability for net incurred losses and LAE within our Non-life Run-off segment continued to be the predominant driver of our consolidated earnings for the year ended December 31, 2016, improving by $15.1 million from 2015. Net earnings provided by the Non-life Run-off segment increased by $33.5 million in 2016 compared to 2015 primarily due to improved investment results, partially offset by higher expenses and other items;

•
Higher Net Investment Income - Total net investment income increased by $62.9 million for the year ended December 31, 2016 compared to 2015. The increase was attributable to an average increase of 53 basis points in the book yield we obtained on our assets, due to our asset allocation and a broad increase in treasury yields;

•
StarStone - Net earnings attributable to the StarStone segment were $25.2 million for the year ended December 31, 2016, as compared to $13.7 million in 2015. The combined ratio of 98.6% was the same as last year as challenging underwriting conditions resulted in higher loss and acquisition ratios, which was fully offset by improvement in the other operating expense ratio attributable to the continued execution of expense management initiatives;

•
Atrium - Net earnings attributable to the Atrium segment were $6.4 million, for the year ended December 31, 2016 as compared to $16.6 million for the year ended December 31, 2015. Atrium continued to deliver solid underwriting performance with a combined ratio of 94.0%. The 2016 results included a lower level of favorable prior period loss development and some large losses in 2016 compared to a lower level of losses in 2015;

•	Life Settlements Business - The life settlements business contributed $11.0 million to earnings in 2016 compared to $16.5 million in 2015;

•
Change in Net Realized and Unrealized Gains (Losses) - For the year ended December 31, 2016, net realized and unrealized gains amounted to $77.8 million, as compared to net realized and unrealized losses of $41.5 million for 2015. The net realized and unrealized gains in 2016 were primarily attributable to an increase in the valuation of our other investments, as well as tighter credit spreads in fixed income markets; and

•
Noncontrolling Interest - Noncontrolling interest in losses (earnings) is directly attributable to the results from those subsidiary companies in which there are either noncontrolling interests or redeemable noncontrolling interests. For the year ended December 31, 2016, the noncontrolling interest in earnings was $39.6 million as compared to the noncontrolling interest in losses of $10.0 million in 2015.

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

•
Higher Net Investment Income - Total net investment income increased by $56.5 million for the year ended December 31, 2015 compared to 2014. The increase was attributable to an increase of $1.3 billion in our average invested assets (due to our 2015 acquisitions and significant new business transactions) and an average increase of 57 basis points in the book yield we obtained on those assets, due to our asset allocation and a broad increase in treasury yields;

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

•	Life Settlements Business - The life settlements business contributed $16.5 million to earnings;

•
Change in Net Realized and Unrealized Gains (Losses) - For the year ended December 31, 2015, net realized and unrealized losses amounted to $41.5 million, as compared to net realized and unrealized gains of $52.0 million for 2014. The net realized and unrealized losses in 2015 were primarily attributable to an increase in treasury yields on our fixed maturity securities, widening corporate credit spreads and a decrease in liquidity in fixed income markets; and

•
Noncontrolling Interest - Noncontrolling interest in losses (earnings) is directly attributable to the results from those subsidiary companies in which there are either noncontrolling interests or redeemable noncontrolling interests. For the year ended December 31, 2015, the noncontrolling interest in losses was $10.0 million as compared to the noncontrolling interest in earnings of $13.5 million in 2014.

Results of Operations by Segment - For the Years Ended December 31, 2016, 2015 and 2014
We have four segments of business that are each managed, operated and reported on separately: (i) Non-life Run-off; (ii) Atrium; (iii) StarStone; and (iv) Life and Annuities. For a description of our segments, see "Item 1. Business - Operating Segments." The following is a discussion of our results of operations by segment.
The below table provides a split by operating segment of the net earnings attributable to Enstar Group Limited:

	Years Ended December 31,
	2016	2015	2014
	(in thousands of U.S. dollars)
Segment split of net earnings attributable to Enstar Group Limited:
Non-life Run-off	$206,676	$173,216	$203,282
Atrium	6,416	16,558	10,431
StarStone	25,217	13,664	(10,553)
Life and Annuities	26,498	16,853	10,589
Net earnings attributable to Enstar Group Limited	$264,807	$220,291	$213,749
The following is a discussion of our results of operations by segment.
Non-life Run-off Segment
The following is a discussion and analysis of the results of operations for our Non-life Run-off segment for the years ended December 31, 2016, 2015 and 2014, which are summarized below:

	2016	2015	Increase (decrease)	2014	Increase (decrease)
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$16,755	$44,369	$(27,614)	$31,168	$13,201
Fees and commission income	25,324	21,366	3,958	19,342	2,024
Net investment income	143,783	84,185	59,598	57,899	26,286
Net realized and unrealized gains (losses)	77,689	(31,193)	108,882	48,030	(79,223)
Other income	4,003	29,293	(25,290)	13,310	15,983
	267,554	148,020	119,534	169,749	(21,729)
EXPENSES
Net incurred losses and LAE	(285,881)	(270,830)	(15,051)	(264,711)	(6,119)
Acquisition costs	4,198	8,860	(4,662)	8,393	467
General and administrative expenses	275,199	238,989	36,210	198,063	40,926
Interest expense	22,863	14,565	8,298	7,493	7,072
Net foreign exchange losses (gains)	(1,678)	4,372	(6,050)	8,015	(3,643)
	14,701	(4,044)	18,745	(42,747)	38,703
EARNINGS BEFORE INCOME TAXES	252,853	152,064	100,789	212,496	(60,432)
INCOME TAXES	(28,577)	(12,570)	(16,007)	622	(13,192)
NET EARNINGS	224,276	139,494	84,782	213,118	(73,624)
Less: Net loss (earnings) attributable to noncontrolling interest	(17,600)	33,722	(51,322)	(9,836)	43,558
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$206,676	$173,216	$33,460	$203,282	$(30,066)

Overall Results
2016 versus 2015: The increase in net earnings for the year ended December 31, 2016 as compared with the year ended December 31, 2015 was primarily attributable to an increase in net realized and unrealized gains in 2016 compared to net realized and unrealized losses in 2015, an increase in net investment income and a decrease in net incurred losses and LAE, partially offset by a reduction in net premiums earned, an increase in general and administrative expenses and an increase in income taxes.
2015 versus 2014: The decrease in net earnings for the year ended December 31, 2015 as compared with the year ended December 31, 2014 was primarily attributable to the change in net realized and unrealized losses and the increases in general and administrative expenses, partially offset by an increase in net investment income and a change in net loss (earnings) attributable to noncontrolling interest.
Investment results are separately discussed below in "Investments."
Net Premiums Earned:

	Years Ended December 31,
	2016	2015	Increase (decrease)	2014	Increase (decrease)
	(in thousands of U.S. dollars)
Gross premiums written	$17,316	$38,704	$(21,388)	$12,818	$25,886
Ceded reinsurance premiums written	(8,114)	(16,110)	7,996	(2,546)	(13,564)
Net premiums written	9,202	22,594	(13,392)	10,272	12,322
Gross premiums earned	25,989	116,494	(90,505)	45,684	70,810
Ceded reinsurance premiums earned	(9,234)	(72,125)	62,891	(14,516)	(57,609)
Net premiums earned	$16,755	$44,369	$(27,614)	$31,168	$13,201
Because business in this segment is in run-off, our general expectation is for premiums associated with legacy business to decline in future periods. However, the actual amount in any particular year will be impacted by new acquisitions during the year, and the run-off of premiums from acquisitions completed in recent years.
2016 versus 2015: Premiums written and earned in 2016 and 2015 related primarily to Sussex's run-off business.
2015 versus 2014: Premiums written and earned in 2015 related primarily to Sussex's run-off business whereas premiums written and earned in 2014 related to StarStone's run-off business.
Fees and Commission Income:
2016 versus 2015: Our management companies in the Non-life Run-off segment earned fees and commission income of $25.3 million and $21.4 million for the years ended December 31, 2016 and 2015, respectively. The increase in fees is primarily related to services provided to KaylaRe, as described in Note 21 - "Related Party Transactions" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K. These internal fees are predominantly eliminated upon consolidation of our results of operations. While our consulting subsidiaries continue to provide management and consultancy services, claims inspection services and reinsurance collection services to third-party clients in limited circumstances, the core focus of these subsidiaries is providing in-house services to companies within the Enstar group.
2015 versus 2014: Our management companies in the Non-life Run-off segment earned fees and commission income of $21.4 million and $19.3 million for the years ended December 31, 2015 and 2014, respectively. The decrease in fees and commission income related primarily to management fees charged to our StarStone segment.

Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Non-life Run-off segment for the years ended December 31, 2016, 2015 and 2014:

	2016			2015			2014
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$529,937	$3,869	$533,806	$501,246	$16,049	$517,295	$312,415	$87,681	$400,096
Net change in case and LAE reserves (1)	(608,168)	(617)	(608,785)	(366,262)	10,927	(355,335)	(285,814)	(24,600)	(310,414)
Net change in IBNR reserves (1)	(349,726)	2,342	(347,384)	(377,722)	12,948	(364,774)	(262,384)	(39,400)	(301,784)
Amortization of deferred charges	168,827	—	168,827	15,265	—	15,265	—	—	—
Increase (reduction) in estimates of net ultimate losses	(259,130)	5,594	(253,536)	(227,473)	39,924	(187,549)	(235,783)	23,681	(212,102)
Increase (reduction) in provisions for bad debt	(13,822)	—	(13,822)	(25,271)	—	(25,271)	(7,700)	—	(7,700)
Increase (reduction) in provisions for unallocated LAE	(44,190)	235	(43,955)	(62,653)	—	(62,653)	(49,445)	554	(48,891)
Amortization of fair value adjustments	25,432	—	25,432	4,643	—	4,643	3,982	—	3,982
Net incurred losses and LAE	$(291,710)	$5,829	$(285,881)	$(310,754)	$39,924	$(270,830)	$(288,946)	$24,235	$(264,711)
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
2016 versus 2015: The net reduction in incurred losses and LAE for the year ended December 31, 2016 of $285.9 million included net incurred losses and LAE of $5.8 million related to current period net earned premium of $7.1 million (primarily for the portion of the run-off business acquired with Sussex). Excluding current period net incurred losses and LAE of $5.8 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $291.7 million, which was attributable to a reduction in estimates of net ultimate losses of $259.1 million, a reduction in provisions for bad debt of $13.8 million and a reduction in provisions for unallocated LAE of $44.2 million, relating to 2016 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $25.4 million.
The reduction in estimates of net ultimate losses relating to prior periods of $259.1 million comprised reductions in IBNR reserves of $349.7 million partially offset by net incurred loss development of $90.6 million, which includes amortization of deferred charges of $168.8 million. The decrease in the estimate of net IBNR reserves of $349.7 million (compared to $377.7 million during the year ended December 31, 2015), was comprised of an increase of $39.4 million relating to asbestos liabilities (compared to a decrease of $32.0 million in 2015), an increase of $35.5 million relating to environmental liabilities (compared to a decrease of $1.6 million in 2015), a decrease of $0.8 million relating to general casualty liabilities (compared to a decrease of $3.0 million in 2015), a decrease of $333.2 million relating to workers' compensation liabilities (compared to a decrease of $243.4 million in 2015) and a decrease of $90.6 million relating to all other remaining liabilities (compared to a decrease of $97.7 million in 2015).
The reduction in net IBNR reserves of $349.7 million relating to prior periods was a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data, following 56 commutations and policy buy-backs, to estimate loss reserves required to cover liabilities for unpaid losses and LAE relating to non-commuted exposures. The prior period estimate of net IBNR reserves was reduced as a result of the combined impact on all classes of business of loss development activity during 2016, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The net incurred loss development resulting from settlement of net advised case and LAE reserves of $608.2 million for net paid losses of $529.9 million related to the settlement of non-commuted losses in the year and 56 commutations and policy buy-backs of assumed and ceded exposures. Net advised case and LAE reserves settled by way of commutation and policy buyback during the year ended December 31, 2016 amounted to $14.7 million (comprising $24.4 million of ceded incurred reinsurance recoverable case reserves partially offset by $39.1 million of assumed case reserves and LAE reserves).

The reduction in provisions for bad debt of $13.8 million was a result of the favorable resolution of contractual disputes with reinsurers, the reduction in bad debt provisions for insolvent reinsurers as a result of dividends received and the reduction of specific provisions held for potential disputes with reinsurers.
2015 versus 2014: The net reduction in incurred losses and LAE for the year ended December 31, 2015 of $270.8 million included current period net incurred losses and LAE of $39.9 million related to current period net earned premium of $43.3 million (primarily for the portion of the run-off business acquired with Sussex). Excluding current period net losses and LAE of $39.9 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $310.8 million, which was attributable to a reduction in estimates of net ultimate losses of $227.5 million, a reduction in provisions for bad debts of $25.3 million and a reduction in provision for unallocated LAE of $62.7 million, relating to 2015 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $4.6 million.
The reduction in estimates of net ultimate losses relating to prior periods of $227.5 million comprised reductions in IBNR reserves of $377.7 million partially offset by net incurred loss development of $150.2 million, which includes amortization of deferred charges of $15.3 million. The decrease in the estimate of net IBNR reserves of $377.7 million (compared to $262.4 million during the year ended December 31, 2014) was comprised of $32.0 million relating to asbestos liabilities (compared to $59.4 million in 2014), $1.6 million relating to environmental liabilities (compared to $6.2 million in 2014), $3.0 million relating to general casualty liabilities (compared to $62.5 million in 2014), $243.4 million relating to workers' compensation liabilities (compared to $63.6 million in 2014) and $97.7 million relating to all other remaining liabilities (compared to $70.7 million in 2014).
The reduction in net IBNR reserves of $377.7 million relating to prior periods was a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data, following 79 commutations and policy buy-backs, to estimate loss reserves required to cover liabilities for unpaid losses and LAE relating to non-commuted exposures. The prior period estimate of net IBNR reserves was reduced as a result of the combined impact on all classes of business of loss development activity during 2015, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The net incurred loss development resulting from settlement of net advised case and LAE reserves of $366.3 million for net paid losses of $501.2 million related to the settlement of non-commuted losses in the year and 79 commutations and policy buy-backs of assumed and ceded exposures (including the commutation of two of our top ten assumed exposures and one of our top ten ceded recoverables). Net advised case and LAE reserves settled by way of commutation and policy buy-back during the year ended December 31, 2015 amounted to $56.6 million (comprising $140.3 million of assumed case reserves and LAE reserves partially offset by $83.7 million of ceded incurred reinsurance recoverable case reserves).
The reduction in provisions for bad debt of $25.3 million was a result of the collection of certain reinsurance recoverables against which bad debt provisions had been provided in earlier periods, and the reduction in bad debt provisions for insolvent reinsurers as a result of dividends received, partially offset by additional provisions for contractual disputes with reinsurers.
Acquisition Costs:
Acquisition costs for the Non-life Run-off segment were $4.2 million for the year ended December 31, 2016, compared to $8.9 million for 2015. Acquisition costs for the years ended December 31, 2016 and 2015 primarily related to net premiums earned on the portion of Sussex business that was placed into run-off. The $8.4 million in acquisition costs in 2014 primarily related to StarStone.
General and Administrative Expenses:
2016 versus 2015: General and administrative expenses for the Non-life Run-off segment increased by $36.2 million, from $239.0 million in the year ended December 31, 2015 to $275.2 million in the year ended December 31, 2016. The increase in expenses in 2016 related primarily to:

•
an increase of $32.5 million related principally to an increase in salaries and benefits, partially offset by a decrease in discretionary bonus accruals of $8.3 million. The increase in salaries and benefits was primarily attributable to an increase of $21.0 million in the valuation of stock appreciation right awards outstanding in 2016 as a result of the increase in the share price;

•	an increase in professional fees of $9.2 million related to new acquisitions and projects during the year; and

•	an increase in bank charges of $3.2 million due to the write-off of loan facility fees in 2016.

2015 versus 2014: General and administrative expenses for the Non-life Run-off segment increased by $40.9 million, from $198.1 million in the year ended December 31, 2014 to $239.0 million in the year ended December 31, 2015. The increase in expenses in 2015 related primarily to:

•
an increase of $21.2 million related principally to an increase in professional fees of $12.1 million (primarily due to acquisitions and projects), information technology costs of $6.8 million (due to our growth), and an increase in office expenses and travel costs of $2.3 million;

•	an increase in salaries and benefits of $17.5 million primarily attributable to an increase in headcount associated with acquisitions including Sussex; and

•	an increase in stock compensation costs of $3.3 million due to new equity-based awards made during the year to our employees; partially offset by

•	a decrease in rent and related expenses of $1.5 million due largely to non-recurring fees associated with the termination of various U.K. lease agreements in 2014.
Interest Expense:
2016 versus 2015: Interest expense was $22.9 million and $14.6 million for the years ended December 31, 2016 and 2015, respectively. The increase in interest expense was a result of an increase in loans outstanding as a result of acquisitions and significant new business.
2015 versus 2014: Interest expense was $14.6 million and $7.5 million for the years ended December 31, 2015 and 2014, respectively. The increase in interest expense was primarily a result of the increase in loans outstanding as a result of acquisitions and general corporate purposes.
Net Foreign Exchange Losses (Gains)
2016 versus 2015: We recorded net foreign exchange gains of $1.7 million for the Non-life Run-off segment for the year ended December 31, 2016 as compared to net foreign exchange losses of $4.4 million for the year ended December 31, 2015. The net foreign exchange gains for the year ended December 31, 2016 arose primarily as a result of holding less British pound assets than British pound liabilities at a time when the pound depreciated against the U.S. dollar. The Non-life Run-off segment also recorded net foreign exchange (losses) of ($1.6) million and ($5.9) million in currency translation adjustment in the consolidated statement of comprehensive income, net of noncontrolling interest, for the years ended December 31, 2016 and 2015, respectively. For the years ended December 31, 2016 and 2015, the currency translation adjustments related primarily to our U.K and Australian based subsidiaries whose functional currency is the British Pound and Australian dollar.  During the year ended December 31, 2016, we entered into forward exchange contracts to hedge the foreign currency exposure on our net investment in certain of our subsidiaries in the Non-life Run-off segment whose functional currency is the Australian dollar.
2015 versus 2014: We recorded net foreign exchange losses of $4.4 million and $8.0 million for the Non-life Run-off segment for the years ended December 31, 2015 and 2014, respectively. The net foreign exchange losses for the years ended December 31, 2015 and 2014 arose primarily as a result of the holding of surplus Euro and British pound assets at a time when the U.S. dollar appreciated against these currencies. The Non-life Run-off segment also recorded net foreign exchange gains (losses) of ($5.9) million and ($6.4) million in currency translation adjustment in the consolidated statement of comprehensive income, net of noncontrolling interest, for the years ended December 31, 2015 and 2014, respectively. For the years ended December 31, 2015 and 2014, the currency translation adjustments related primarily to our Australian-based subsidiaries whose functional currency is the Australian dollar.
Income Taxes:
2016 versus 2015: We recorded income tax expenses for our Non-life Run-off segment of $28.6 million and $12.6 million for the years ended December 31, 2016 and 2015, respectively. The effective tax rate was 11.3% for the year ended December 31, 2016 compared with 8.3% for the year ended December 31, 2015 due to having proportionately higher net income in our tax paying subsidiaries in 2016 than in 2015 as well as an increase in the valuation allowance on our deferred tax assets in the U.S. Income tax expense is primarily generated through our foreign operations outside of Bermuda, principally in the United States, the United Kingdom, Continental Europe and Australia. The effective tax rate, which is calculated as income tax expense or benefit divided by income before tax, is driven primarily by the geographic distribution of pre-tax net income between jurisdictions with comparatively higher tax rates and those with comparatively lower income tax rates and as a result may fluctuate significantly from period to period.

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
Noncontrolling Interest:
2016 versus 2015: We recorded a noncontrolling interest in losses (earnings) of our Non-life Run-off segment of $(17.6) million and $33.7 million for the years ended December 31, 2016 and 2015, respectively. The increase for the year ended December 31, 2016 was due primarily to the increase in earnings for those companies where there is a noncontrolling interest. The number of subsidiaries in this segment with a noncontrolling interest remained unchanged at 2 as at December 31, 2016 and December 31, 2015.
2015 versus 2014: We recorded a noncontrolling interest in losses (earnings) of our Non-life Run-off segment of $33.7 million and $(9.8) million for the years ended December 31, 2015 and 2014, respectively. The increase in losses associated with the noncontrolling interests for the year ended December 31, 2015 was due primarily to the decrease in earnings for those companies where there is a noncontrolling interest. The number of subsidiaries in this segment with a noncontrolling interest decreased from 7 as at December 31, 2014 to 2 as at December 31, 2015.

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
The following is a discussion and analysis of the results of operations for our Atrium segment for the years ended December 31, 2016, 2015 and 2014, which are summarized below.

	2016	2015	Increase (decrease)	2014	Increase (decrease)
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$124,416	$134,675	$(10,259)	$135,945	$(1,270)
Fees and commission income	18,189	28,352	(10,163)	26,176	2,176
Net investment income	2,940	2,225	715	1,748	477
Net realized and unrealized gains (losses)	(601)	252	(853)	41	211
Other income	206	359	(153)	223	136
	145,150	165,863	(20,713)	164,133	1,730
EXPENSES
Net incurred losses and LAE	58,387	47,479	10,908	55,428	(7,949)
Acquisition costs	44,670	45,509	(839)	43,417	2,092
General and administrative expenses	25,132	31,610	(6,478)	34,921	(3,311)
Interest expense	198	4,264	(4,066)	5,429	(1,165)
Net foreign exchange losses (gains)	3,310	213	3,097	(1,559)	1,772
	131,697	129,075	2,622	137,636	(8,561)
EARNINGS BEFORE INCOME TAXES	13,453	36,788	(23,335)	26,497	10,291
INCOME TAXES	(2,573)	(5,968)	3,395	(5,092)	(876)
NET EARNINGS	10,880	30,820	(19,940)	21,405	9,415
Less: Net earnings attributable to noncontrolling interest	(4,464)	(14,262)	9,798	(10,974)	(3,288)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$6,416	$16,558	$(10,142)	$10,431	$6,127
Overall Results
An analysis of the components of the segment's net earnings is shown below, after the attribution of net earnings to noncontrolling interest.

	Years Ended December 31,
	2016	2015	Increase (decrease)	2014	Increase (decrease)
	(in thousands of U.S. dollars)
Atrium 5	$4,838	$15,265	$(10,427)	$14,566	$699
AUL	2,812	8,120	(5,308)	3,196	4,924
Atrium Total	7,650	23,385	(15,735)	17,762	5,623
Holding Company	(1,234)	(2,563)	1,329	(1,902)	(661)
Enstar Specific Expenses	—	(4,264)	4,264	(5,429)	1,165
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$6,416	$16,558	$(10,142)	$10,431	$6,127

In evaluating the underwriting performance of the Atrium segment, we consider the insurance ratios of Atrium 5, which is the active underwriting component of the segment and excludes AUL and the Holding Company. Atrium 5's insurance ratios are shown below.

	Years Ended December 31,
	2016	2015	(Favorable) Unfavorable	2014	(Favorable) Unfavorable
	(in thousands of U.S. dollars)
Loss ratio (1)	46.7%	33.4%	13.3%	40.3%	(6.9)%
Acquisition cost ratio (1)	35.9%	34.4%	1.5%	31.9%	2.5%
Other operating expense ratio (1)	11.4%	13.7%	(2.3)%	12.9%	0.8%
Combined ratio (1)	94.0%	81.5%	12.5%	85.1%	(3.6)%
(1) Refer to "Non-GAAP Financial Measures" for a description of how these ratios are calculated. The ratios are based upon the following amounts for Atrium 5, which exclude amounts for AUL and the Holding Company, for the years ended December 31, 2016 and 2015, respectively: net premiums earned of $124,416 and $134,675, net incurred losses and LAE of $58,024 and $45,016, acquisition costs of $44,671 and $46,351, and other operating expenses of $14,233 and $18,499.
The higher combined ratio for Atrium 5 in 2016 is due to increases in the net loss and acquisition cost ratios, partially offset by a lower expense ratio. This was primarily attributable to lower favorable prior year loss development in 2016 as compared to 2015 and a series of large losses in 2016. The 2016 large losses included earthquakes in Taiwan, Ecuador and Japan, flooding in Europe, wildfires in Canada and hailstorms in the USA.
The decrease in the AUL result from $8.1 million in 2015 to $2.8 million in 2016 reflects decreased profit commission earned from the results of Syndicate 609.
Holding Company and Enstar Specific Expenses are discussed below under General and Administrative Expenses and Interest Expenses, respectively.
Investment results are separately discussed below in "Investments."
Gross Premiums Written:
The following table provides gross premiums written by line of business for the Atrium segment for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	Increase (decrease)	2014	Increase (decrease)
	(in thousands of U.S. dollars)
Marine	$19,498	$21,863	$(2,365)	$26,880	$(5,017)
Property and Casualty Binding Authorities	38,641	32,964	5,677	29,355	3,609
Upstream Energy	7,063	11,672	(4,609)	19,162	(7,490)
Reinsurance	14,223	15,589	(1,366)	12,710	2,879
Accident and Health	14,371	14,919	(548)	15,837	(918)
Non-Marine Direct and Facultative	15,418	16,322	(904)	17,204	(882)
Liability	21,597	19,956	1,641	18,300	1,656
Aviation	9,004	12,255	(3,251)	11,347	908
Terrorism (1)	3,355	3,542	(187)	3,453	89
Total	$143,170	$149,082	$(5,912)	$154,248	$(5,166)
(1) Terrorism previously included war-related premiums which have been reclassified to marine and aviation lines. For the twelve months ended December 31, 2015, gross premiums written of $2.1 million and $5.3 million were reclassified to the marine and aviation lines, respectively.
See below for a discussion of the drivers of the decrease in net premiums earned for the year ended December 31, 2016 as compared with the year ended December 31, 2015, which also explain the decrease in gross premium written for the same periods.

Net Premiums Earned:
The following table provides net premiums earned by line of business for the Atrium segment for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	Increase (decrease)	2014	Increase (decrease)
	(in thousands of U.S. dollars)
Marine	$18,378	$20,771	$(2,393)	$24,622	$(3,851)
Property and Casualty Binding Authorities	35,596	30,295	5,301	25,350	4,945
Upstream Energy	6,461	12,830	(6,369)	18,365	(5,535)
Reinsurance	11,443	14,475	(3,032)	11,466	3,009
Accident and Health	12,196	12,603	(407)	13,725	(1,122)
Non-Marine Direct and Facultative	13,072	14,132	(1,060)	14,762	(630)
Liability	18,452	18,877	(425)	15,722	3,155
Aviation	6,002	7,769	(1,767)	8,790	(1,021)
Terrorism (1)	2,816	2,923	(107)	3,143	(220)
Total	$124,416	$134,675	$(10,259)	$135,945	$(1,270)
(1) Terrorism previously included war-related premiums which have been reclassified to marine and aviation lines. For the twelve months ended December 31, 2015, net premiums earned of $2.0 million and $2.3 million were reclassified to the marine and aviation lines, respectively.
2016 versus 2015: Net premiums earned for the Atrium segment were $124.4 million and $134.7 million for the years ended December 31, 2016 and 2015, respectively. The decrease in net premiums earned was due to underwriting discipline to non-renew certain business that no longer met our underwriting standards, particularly in the marine, reinsurance and upstream energy lines. We are seeing continued pressure on premium rates and terms and conditions due to overcapacity in many markets for insurable risks. We continue to focus on risk selection and underwriting for profitability. These premium decreases were partially offset by the increase in the property and casualty binding authority line, which reflects the continued success of AU Gold, our proprietary online underwriting platform.
2015 versus 2014: Net premiums earned for the Atrium segment were $134.7 million and 135.9 million for the years ended December 31, 2015 and 2014, respectively. Net premiums earned for the 2015 year reflect the execution of Atrium’s underwriting strategies combined with the impact of softened market conditions across the industry. Market conditions particularly impacted the upstream energy line, although this was partially offset by the increase in the property and casualty binding authorities line. The syndicate commenced writing marine excess-of-loss business during 2015.
Fees and Commission Income:
2016 versus 2015: Fees and commission income was $18.2 million and $28.4 million for the years ended December 31, 2016 and 2015, respectively. The fees represent management and profit commission fees earned by us in relation to AUL’s management of Syndicate 609 and other underwriting consortiums. The decrease was due primarily to profit commission on lower syndicate profits in 2016 as compared with 2015.
2015 versus 2014: Fees and commission income was $28.4 million and $26.2 million for the years ended December 31, 2015 and 2014, respectively. The fees represent management and profit commission fees earned by us in relation to AUL’s management of Syndicate 609 and other underwriting consortiums. The increase was due primarily to profit commission on higher syndicate profits in 2015 as compared with 2014.
Net Incurred Losses and LAE:
2016 versus 2015: Net incurred losses and LAE for the years ended December 31, 2016 and 2015 were $58.4 million and $47.5 million, respectively. Net favorable loss development for the years ended December 31, 2016 and 2015 was $13.0 million and $21.9 million, respectively. Net favorable loss development in 2016 was spread across most lines of business. Net favorable prior year loss development in 2015 primarily related to the professional indemnity, aviation, marine and upstream energy lines of business. Excluding prior year loss development, net incurred losses and LAE for the years ended December 31, 2016 and 2015 were $71.4 million and $69.4 million, respectively. The increase in net incurred losses and LAE, excluding prior year loss development, was due to the large losses in 2016 as described above, and other notable 2016 losses in the terrorism and aviation lines, compared to a lower level of losses in 2015.

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
Acquisition Costs:
2016 versus 2015: Acquisition costs were $44.7 million and $45.5 million for the years ended December 31, 2016 and 2015, respectively. The Atrium 5 acquisition cost ratios for the years ended December 31, 2016 and 2015 were 35.9% and 34.4%, an increase of 1.5%. The increase in the ratio was primarily due to less premium written in lines of business with lower acquisition ratios.
2015 versus 2014: Acquisition costs were $45.5 million and $43.4 million for the years ended December 31, 2015 and 2014, respectively. The Atrium 5 acquisition cost ratios for the years ended December 31, 2015 and 2014 were 34.4% and 31.9%, respectively, an increase of 2.5%. The increase was due to higher profit commissions on underlying business, which was more profitable in 2015 than in 2014.
General and Administrative Expenses:
2016 versus 2015: General and administrative expenses for the Atrium segment were $25.1 million and $31.6 million for the years ended December 31, 2016 and 2015, respectively. The decrease of $6.5 million primarily relates to lower bonus accruals resulting from lower net earnings in 2016 compared to 2015 as well as the impact of the stronger U.S. dollar in 2016 compared with 2015.
2015 versus 2014: General and administrative expenses for the Atrium segment were $31.6 million and $34.9 million for the years ended December 31, 2015 and 2014, respectively. The decrease of $3.3 million was primarily due to more compensation costs being retained in Syndicate 609 versus AUL.
Interest Expense:
2016 versus 2015: Interest expense was $0.2 million and $4.3 million for the years ended December 31, 2016 and 2015, respectively. The 2015 interest expense was in respect of borrowings under the Enstar revolving credit facility, which is an Enstar Specific Expense, as compared to no interest relating to this facility in 2016.
2015 versus 2014: Interest expense was $4.3 million and $5.4 million for the years ended December 31, 2015 and 2014, respectively. The interest expense was in respect of borrowings under the Enstar revolving credit facility, which is an Enstar Specific Expense.
Noncontrolling Interest:
2016 versus 2015: Noncontrolling interest in earnings of the Atrium segment was $4.5 million and $14.3 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, Trident and Dowling had a combined 40.39% noncontrolling interest in the Atrium segment, although their share of net earnings was higher in 2015 due primarily to the interest expense recorded in the segment, which was an Enstar Specific Expense.
2015 versus 2014: Noncontrolling interest in earnings of the Atrium segment was $14.3 million and $11.0 million for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, Trident and Dowling had a combined 40.39% noncontrolling interest in the Atrium segment, although their share of net earnings was higher due primarily to the interest expense recorded in the segment, which is an Enstar Specific Expense.
Income Taxes:
2016 versus 2015: Income tax expense was $2.6 million and $6.0 million for the years ended December 31, 2016 and 2015, respectively. Income tax expense is associated with the operations of Atrium 5 and AUL in the United Kingdom. The effective tax rates for the Atrium segment for the years ended December 31, 2016 and 2015 were 19.1% and 16.2%, respectively.
2015 versus 2014: Income tax expense was $6.0 million and $5.1 million for the years ended December 31, 2015 and 2014, respectively. Income tax expense is associated with the operations of Atrium 5 and AUL in the United Kingdom. The effective tax rates for the Atrium segment for the years ended December 31, 2015 and 2014 were 16.2% and 19.2%, respectively.

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
The following is a discussion and analysis of the results of operations for the StarStone segment for the year ended December 31, 2016, 2015 and for the nine-month period from the date of acquisition of StarStone to December 31, 2014, which are summarized below.

	2016	2015	Increase (decrease)(1)	2014(1)	Increase (decrease)(1)
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$676,608	$573,146	$103,462	$373,633	$199,513
Fees and commission income	5,102	—	5,102	—	—
Net investment income	22,221	15,937	6,284	5,321	10,616
Net realized and unrealized gains (losses)	5,728	(9,784)	15,512	2,136	(11,920)
Other income	1,780	676	1,104	616	60
	711,439	579,975	126,362	381,706	198,269
EXPENSES
Net incurred losses and LAE	401,593	327,684	73,909	218,429	109,255
Acquisition costs	138,822	109,347	29,475	65,734	43,613
General and administrative expenses	125,279	126,132	(853)	113,344	12,788
Interest expense	47	6	41	—	6
Net foreign exchange losses (gains)	(754)	(480)	(274)	945	(1,425)
	664,987	562,689	102,298	398,452	164,237
EARNINGS (LOSS) BEFORE INCOME TAXES	46,452	17,286	29,166	(16,746)	34,032
INCOME TAXES	(3,693)	5,888	(9,581)	(1,130)	7,018
NET EARNINGS (LOSS)	42,759	23,174	19,585	(17,876)	41,050
Less: Net loss (earnings) attributable to noncontrolling interest	(17,542)	(9,510)	(8,032)	7,323	(16,833)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$25,217	$13,664	$11,553	$(10,553)	$24,217

(1) The 2014 results were not a full year: StarStone was acquired on April 1, 2014.

Overall Results
An analysis of the components of the segment's net earnings is shown below, after the attribution of net earnings to noncontrolling interest.

	Year Ended December 31, 2016	Year Ended December 31, 2015	Increase (decrease)	Period from April 1, 2014 to December 31, 2014	Increase (decrease)
	(in thousands of U.S. dollars)
StarStone	$24,097	$12,200	$11,897	$1,542	$10,658
Holding Company	1,120	1,464	(344)	(12,095)	13,559
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$25,217	$13,664	$11,553	$(10,553)	$24,217
In evaluating the underwriting performance of the StarStone segment, we consider the insurance ratios of StarStone, which is the active underwriting component of the segment and excludes the Holding Company. StarStone's insurance ratios are shown below.

	Year Ended December 31, 2016	Year Ended December 31, 2015	(Favorable) Unfavorable	Period from April 1, 2014 to December 31, 2014	(Favorable) Unfavorable
	(in thousands of U.S. dollars)
Loss ratio (1)	59.7%	57.4%	2.3%	58.2%	(0.8)%
Acquisition cost ratio (1)	20.5%	18.9%	1.6%	17.3%	1.6%
Other operating expense ratio (1)	18.4%	22.3%	(3.9)%	25.3%	(3)%
Combined ratio (1)	98.6%	98.6%	—%	100.8%	(2.2)%

(1)
Refer to "Non-GAAP Financial Measures" for a description of how these ratios are calculated. The ratios are based upon the following amounts for StarStone, which exclude Holding Company amounts, for the years ended December 31, 2016 and 2015, respectively: net premiums earned of $676,244 and $577,071, net incurred losses and LAE of $403,488 and $331,219, acquisition costs of $138,822 and $109,347, and other operating expenses of $124,239 and $128,544.

The combined ratio remained flat between 2016 and 2015, primarily due to a reduction in the other operating expense ratio, which was driven by an increase in net premiums earned whilst maintaining a relatively stable expense base. This was partially offset by an increase in the loss ratio, primarily due to an increase in workers compensation premiums written which has a higher loss ratio and lower acquisition cost ratio than most other lines of business. The acquisition cost ratio increased partly as a result of business mix and partly as a result of increasing market rates in some lines of business.
The Holding Company result in 2016 and 2015 was impacted by general and administrative expenses relating to our management of StarStone and the amortization of definite-lived intangible assets.
Investment results are separately discussed below in "Investments."

Gross Premiums Written:
The following table provides gross premiums written by line of business for the StarStone segment for the year ended December 31, 2016 and 2015:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Increase (decrease)	Period from April 1, 2014 to December 31, 2014	Increase (decrease)
	(in thousands of U.S. dollars)
Casualty	$267,352	$246,956	$20,396	$185,026	$61,930
Marine	202,672	150,828	51,844	70,826	80,002
Property	203,336	236,670	(33,334)	118,479	118,191
Aerospace	68,104	87,703	(19,599)	86,446	1,257
Workers' Compensation	113,235	102,557	10,678	51,442	51,115
Total	$854,699	$824,714	$29,985	$512,219	$312,495
2016 versus 2015: Premiums written in our marine and casualty lines increased during 2016 as a result of selective growth in new business, including new business written by underwriters hired late in 2015 and during 2016. We continued to expand our geographic reach and range of products in our workers' compensation line. Premiums written in both our property and aerospace business decreased. Premiums written in the property line were higher in 2015 due to an initial assumption of in-force unearned premium of $31.0 million under quota share agreements with Sussex, following the acquisition by Enstar. Aerospace premiums written were lower following our decision in 2015 to discontinue our space product and certain airlines business that no longer met our pricing standards.
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

Net Premiums Earned:
The following table provides net premiums earned by line of business for the StarStone segment for the year ended December 31, 2016 and 2015:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Increase (decrease)	Period from April 1, 2014 to December 31, 2014	Increase (decrease)
	(in thousands of U.S. dollars)
Casualty	$226,330	$187,984	$38,346	$139,715	$48,269
Marine	162,333	116,127	46,206	68,767	47,360
Property	132,927	114,589	18,338	80,650	33,939
Aerospace	66,937	75,515	(8,578)	54,510	21,005
Workers' Compensation	88,081	78,931	9,150	17,996	60,935
Other	—	—	—	11,995	(11,995)
Total	$676,608	$573,146	$103,462	$373,633	$199,513
2016 versus 2015: Net premiums earned for the StarStone segment for the year ended December 31, 2016 increased from 2015 by $103.5 million to $676.6 million. The lines of business driving the increase were marine, casualty, property and workers' compensation.
2015 versus 2014: Net premiums earned for the StarStone segment for the year ended December 31, 2015 increased from 2014 by $199.5 million to $573.1 million. The lines of business driving the increase were workers' compensation, casualty and marine. Net premiums earned for 2014 were for nine months only.

Fees and Commission Income:
2016 versus 2015: Fees and commission income was $5.1 million and $nil for the years ended December 31, 2016 and 2015, respectively. The fees for the year ended December 31, 2016 represent services provided to KaylaRe, as described in Note 21 - "Related Party Transactions" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

Net Incurred Losses and LAE:
2016 versus 2015: Net incurred losses and LAE for the year ended December 31, 2016 were $401.6 million as compared with $327.7 million for the year ended December 31, 2015. Net favorable prior year loss development for the year ended December 31, 2016 was $14.2 million compared to net favorable prior year loss development of $39.4 million for the year ended December 31, 2015. Net favorable prior year loss development in 2016 primarily related to marine liability, offshore and terrorism. Net favorable prior year loss development in 2015 related to construction, general property and terrorism. Excluding net prior year loss development, net incurred losses and LAE for the year ended December 31, 2016 were $415.8 million compared to $367.0 million for the year ended December 31, 2015.
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
Acquisition Costs:
2016 versus 2015: Acquisition costs of the StarStone segment increased to $138.8 million for the year ended December 31, 2016 from $109.3 million for the year ended December 31, 2015, primarily due to an increase in net premiums earned. The acquisition cost ratios for the year ended December 31, 2016 and 2015 were 20.5% and 18.9%, respectively. The ratio increased by 1.6% in the year ended December 31, 2016 as compared with the year ended December 31, 2015 primarily due to higher gross premiums written in property and marine, which have higher acquisition cost ratios, partially offset by writing less aerospace, which has lower acquisition cost ratios.
2015 versus 2014: Acquisition costs of the StarStone segment increased to $109.3 million for the year ended December 31, 2015 from $65.7 million for the nine-month period ended December 31, 2014, primarily due to owning StarStone for a full year in 2015 and an increase in net premiums earned. The acquisition cost ratios for the year and nine-month period ended December 31, 2015 and 2014 were 18.9% and 17.3%, respectively. The ratio increased by 1.6% in the year ended December 31, 2015 as compared with 2014. The increase was primarily due to mix of business where higher gross premium written in marine and casualty, which have higher acquisition cost ratios, was partially offset by writing less property and aerospace, which have lower acquisition cost ratios.
General and Administrative Expenses:
2016 versus 2015: General and administrative expenses for the year ended December 31, 2016 and 2015 were $125.3 million and $126.1 million, respectively. The expense base has been kept at a relatively consistent level with prior year. The 2016 amount includes the realization of savings from favorable foreign exchange rates arising from our expenses in the United Kingdom and Continental Europe translating into fewer United States dollars than the prior year, offset by an increase in valuation of stock appreciation right awards outstanding in 2016 as a result of the increase in the share price.
2015 versus 2014: General and administrative expenses for the year and nine-month period ended December 31, 2015 and 2014 were $126.1 million and $113.3 million, respectively. The 2014 period only included nine months compared to a full year in 2015. The 2015 amount reflects the realization of savings from our ongoing expense management initiatives, partially offset by non-recurring costs incurred to close our operations in India, along with restructuring costs in the United Kingdom and Europe. Our expense management initiatives contributing to a decrease in general and administrative expenses included reducing the number of employees and contractors.

Income Taxes:
2016 versus 2015: We recorded a tax expense of $3.7 million in the year ended December 31, 2016 as compared with a tax benefit of $5.9 million for 2015. The 2016 tax expense related to our U.S. insurance entities offset by group relief with the Atrium segment in the United Kingdom, while the tax benefit in 2015 related to a reduction in the valuation allowance against our deferred tax asset largely related to the utilization of net operating losses carried forward.
2015 versus 2014: We recorded a tax benefit of $5.9 million in the year ended December 31, 2015 as compared with a tax expense of $1.1 million for the nine months ended December 31, 2014. The tax benefit related to a reduction in the valuation allowance against our deferred tax asset largely related to the utilization of net operating losses carried forward.

Life and Annuities Segment
For our Life and Annuities segment, although we no longer write new business, our companies continue to generate premiums with respect to in-force policies. We hold the policies associated with the life business to their natural maturity or lapse and to pay claims as they fall due, while aiming to efficiently manage our invested assets in these businesses. The presentation of the results in this segment reflect the classification of Pavonia as discontinuing operations and held-for-sale. Following the sale of Pavonia, we will no longer have any annuity products and our continuing life business will comprise of term life products in Alpha and Laguna, and the life settlements business.
The following is a discussion and analysis of our results of operations for our Life and Annuities segment for the years ended December 31, 2016, 2015 and 2014, which are summarized below.

	2016	2015	Increase (decrease)	2014	Increase (decrease)
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$5,735	$1,554	$4,181	$2,245	$(691)
Net investment income	20,043	21,137	(1,094)	1,056	20,081
Net realized and unrealized gains (losses)	(4,998)	(798)	(4,200)	1,784	(2,582)
Other income	353	—	$353	32	(32)
	21,133	21,893	(760)	5,117	16,776
EXPENSES
Life and annuity policy benefits	(2,038)	(546)	(1,492)	84	(630)
Acquisition costs	612	—	612	(2)	2
General and administrative expenses	7,148	2,799	4,349	1,423	1,376
Interest expense	1,058	1,488	(430)	—	1,488
Net foreign exchange losses (gains)	(213)	(732)	519	(1,439)	707
	6,567	3,009	3,558	66	2,943
EARNINGS BEFORE INCOME TAXES	14,566	18,884	(4,318)	5,051	13,833
INCOME TAXES	(31)	—	(31)	(1)	1
NET EARNINGS FROM CONTINUING OPERATIONS	$14,535	$18,884	$(4,349)	$5,050	$13,834
NET EARNINGS FROM DISCONTINUING OPERATIONS, NET OF INCOME TAX EXPENSE	$11,963	$(2,031)	$13,994	$5,539	(7,570)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$26,498	$16,853	$9,645	$10,589	$6,264
Overall Results:
Net earnings were $26.5 million and $16.9 million for the years ended December 31, 2016 and 2015, respectively, an increase of $9.6 million. Net earnings were $16.9 million and $10.6 million for the years ended December 31, 2015 and 2014, respectively, an increase of $6.3 million.
The main driver of earnings from continuing operations in this segment was our life settlements business. For the years ended December 31, 2016, 2015 and 2014, the contribution to earnings from our life settlements business was $11.0 million, $16.5 million and $nil, respectively. Net earnings of $11.0 million in the year ended December 31, 2016 was comprised of net investment income of $13.0 million from policy maturity events, offset by expenses of $2.0 million. Net earnings of $16.5 million in the year ended December 31, 2015 was comprised of net investment income of $20.1 million from policy maturity events, offset by expenses of $3.6 million.
We acquired Alpha on November 13, 2015 which contributed $2.5 million to our 2016 results, compared to $nil in 2015 and 2014 because the transaction closed later in the year during 2015. This transaction resulted in higher amounts across all components of earnings from continuing operations in 2016 compared to 2015.
The components of Pavonia's net earnings of $12.0 million, classified as discontinuing operations, are included in Note 5 - "Held-For-Sale Business" in the Consolidated Financial Statements within Item 8 of this Form10-K.

Investable Assets
We define investable assets as the sum of total investments, cash and cash equivalents, restricted cash and cash equivalents and funds held. Investments consist primarily of investment grade, liquid, fixed maturity securities of short-to-medium duration, equities and other investments. Cash and cash equivalents and restricted cash and cash equivalents is comprised mainly of cash, high-grade fixed deposits, and other highly liquid instruments such as commercial paper with maturities of less than three months at the time of acquisition and money market funds. Funds held primarily consists of investment grade, liquid, fixed maturity securities of short-to-medium duration.
Investable assets were $8.4 billion as at December 31, 2016 as compared to $7.7 billion as at December 31, 2015, an increase of 8.4%. The increase was primarily due to the funds held balance acquired in relation to the Allianz transaction.
Investment Strategies
Our key investment objectives are as follows:

•	To follow an investment strategy designed to emphasize the security and growth of our invested assets that also meet our credit quality and diversification objectives.

•	To provide sufficient liquidity for the prompt payment of claims and contract liabilities.

•	To seek superior risk-adjusted returns, by allocating a portion of our portfolio to non-investment grade securities in accordance with our investment guidelines.

•
To consider the duration characteristics of our liabilities in determining the extent to which we correlate with assets of comparable duration depending on our other investment strategies and to the extent practicable.

In the Non-life Run-off, Atrium and StarStone segments, we maintain a relatively short-duration investment portfolio in order to provide liquidity for the settlement of losses and, where possible, to avoid having to liquidate longer-dated investments. In the Non-life Run-off segment, the commutations of liabilities also have the potential to accelerate the natural payout of losses, which requires liquidity. Our fixed maturity securities include U.S. government and agency investments, highly rated sovereign and supranational investments, high-grade corporate investments, and mortgage-backed and asset-backed investments. We allocate a portion of our investment portfolio to other investments, including private equity funds, fixed income funds, fixed income hedge funds, equity funds, CLO equities and CLO equity funds.
In the Life and Annuities segment we have limited ability to shorten the duration of the liabilities, and therefore we maintain a longer duration investment portfolio of highly rated fixed maturity investments, primarily corporate bonds, that attempts to match the cash flows and duration of our liability profile. As at December 31, 2016, the duration of our fixed maturity investment portfolio associated with our life business was shorter than the liabilities due to limited investment options to match cash flows for longer duration liabilities.
We utilize and pay fees to various companies to provide investment advisory and/or management services. These fees, which are predominantly based upon the amount of assets under management, are included in net investment income. The total fees we paid to our investment managers for the year ended December 31, 2016 were $6.0 million, including $1.1 million to our largest single investment manager.
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

Composition of Investment Portfolio By Asset Class
The following table summarizes the fair value and composition of our investment portfolio by asset class as at December 31, 2016 and 2015:

	2016				2015
	Fair Value				Fair Value
	Investment Grade (1)	Non-Investment Grade (2)	Total	%	Investment Grade (1)	Non-Investment Grade (2)	Total	%
Fixed maturity and short-term investments, trading and available-for-sale
U.S. government & agency	$852,984	$—	$852,984	14.1%	$767,759	$—	$767,759	12.1%
Non-U.S. government	352,786	—	352,786	5.8%	395,163	28,791	423,954	6.7%
Corporate	2,385,295	160,682	2,545,977	42.2%	2,606,246	138,756	2,745,002	43.3%
Municipal	53,757	—	53,757	0.9%	28,174	—	28,174	0.4%
Residential mortgage-backed	373,957	98	374,055	6.2%	382,059	229	382,288	6.0%
Commercial mortgage-backed	199,827	17,385	217,212	3.6%	210,261	22,586	232,847	3.7%
Asset-backed	409,671	72,485	482,156	8.0%	470,282	65,620	535,902	8.5%
Total	4,628,277	250,650	4,878,927	80.8%	4,859,944	255,982	5,115,926	80.7%

Equities
U.S.			95,047	1.6%			108,793	1.7%
International			—	—%			2,702	—%
Total			95,047	1.6%			111,495	1.7%

Other investments
Private equity funds			300,529	5.0%			232,372	3.7%
Fixed income funds			249,023	4.1%			280,749	4.4%
Fixed income hedge funds			85,976	1.4%			89,154	1.4%
Equity funds			223,571	3.7%			147,390	2.3%
Multi-strategy hedge fund			—	—%			99,020	1.6%
Real estate debt fund			—	—%			54,829	0.9%
CLO equities			61,565	1.0%			61,702	1.0%
CLO equity funds			15,440	0.3%			13,928	0.2%
Other			943	—%			1,145	—%
Total			937,047	15.5%			980,289	15.5%

Other investments
Life settlements			129,474	2.1%			130,268	2.1%

Total investments	$4,628,277	$250,650	$6,040,495	100.0%	$4,859,944	$255,982	$6,337,978	100.0%

(1)	Investment Grade are securities with a rating of BBB- or higher.

(2)	Non-Investment Grade includes non-rated securities with a fair value of $28.1 million and $23.7 million as at December 31, 2016 and 2015, respectively.
A description of our investment valuation processes is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Investments" and "Note 8 - Fair Value Measurements" of our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

Composition of Funds Held - Directly Managed By Asset Class
The following table summarizes the fair value and composition of our funds held - directly managed portfolio by asset class as at December 31, 2016:

	December 31, 2016
	Fair Value
	Investment Grade (1)	Non-Investment Grade	Total	%
Fixed maturity investments:
U.S. government & agency	$47,885	$—	$47,885	4.8%
Non-U.S. government	5,961	—	5,961	0.6%
Corporate	663,556	—	663,556	66.8%
Municipal	38,927	—	38,927	3.9%
Commercial mortgage-backed	151,395	—	151,395	15.2%
Asset-backed	79,806	—	79,806	8.0%
Total	987,530	—	987,530	99.3%
Other assets	—	—	7,135	0.7%
Total funds held - directly managed	$987,530	$—	$994,665	100.0%

(1)	Investment Grade are securities with a rating of BBB- or higher.
Composition of Investable Assets By Segment
Across all of our segments, we strive to structure our investments in a manner that recognizes our liquidity needs for future liabilities. In that regard, we consider the duration characteristics of our liabilities in determining the extent to which we correlate with assets of comparable duration depending on our other investment strategies and to the extent practicable. If our liquidity needs or general liability profile unexpectedly change, we may adjust the structure of our investment portfolio to meet our revised expectations. The following tables summarize the composition of total investable assets by segment as at December 31, 2016 and 2015:

	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total
December 31, 2016
Short-term investments, trading, at fair value	$201,188	$7,938	$6,160	$7,632	$222,918
Short-term investments, available-for-sale, at fair value	—	268	—	—	268
Fixed maturities, trading, at fair value	3,144,811	13,320	1,199,460	30,651	4,388,242
Fixed maturities, available-for-sale, at fair value	3,108	142,562	—	121,829	267,499
Equities, trading, at fair value	88,481	—	6,566	—	95,047
Other investments, at fair value	783,857	—	153,190	—	937,047
Other investments, at cost	—	—	—	131,651	131,651
Total investments	4,221,445	164,088	1,365,376	291,763	6,042,672
Cash and cash equivalents	916,900	83,548	295,341	22,856	1,318,645
Funds held - directly managed	994,665	—	—	—	994,665
Funds held by reinsured companies	48,525	22,883	10,665	—	82,073
Total investable assets	$6,181,535	$270,519	$1,671,382	$314,619	$8,438,055
Duration	2.68	1.2	2.31	2.67	2.56
Average Credit Rating	A+	AA-	AA-	A+	A+

	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total
December 31, 2015
Short-term investments, trading, at fair value	$72,163	$—	$12,941	$—	$85,104
Short-term investments, available-for-sale, at fair value	—	1,848	—	6,774	8,622
Fixed maturities, trading, at fair value	3,444,752	37,000	1,204,376	42,393	4,728,521
Fixed maturities, available-for-sale, at fair value	6,464	181,027	—	106,188	293,679
Equities, trading, at fair value	102,412	—	9,083	—	111,495
Other investments, at fair value	856,554	—	123,735	—	980,289
Other investments, at cost	—	—	—	133,071	133,071
Total investments	4,482,345	219,875	1,350,135	288,426	6,340,781
Cash and cash equivalents	1,007,889	52,735	199,597	34,948	1,295,169
Funds held by reinsured companies	60,015	21,279	11,504	—	92,798
Total investable assets	$5,550,249	$293,889	$1,561,236	$323,374	$7,728,748
Duration	1.69	1.80	2.09	2.63	1.81
Average Credit Rating	A+	AA-	AA-	AA-	A+
Credit Quality and Maturity Profiles
As at December 31, 2016 and 2015, our investment portfolio had an average credit quality rating of A+. At December 31, 2016 and 2015, our fixed maturity investments rated lower than BBB- comprised 3.7% of our total investment portfolio. A detailed schedule of average credit ratings by asset class as at December 31, 2016 is included in Note 6 - "Investments - Credit Ratings" and Note 7 - "Funds Held - Directly Managed - Credit Ratings" of our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Schedules of maturities for our fixed maturity securities are included in Note 6 - "Investments" and Note 7 - "Funds Held - Directly Managed" of our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Eurozone Exposure
As at December 31, 2016 and 2015, we owned $15.0 million and $17.3 million, respectively, of investments in fixed maturity securities issued by the sovereign governments of Italy, Ireland and Spain.
Investment Results - Consolidated
Comparability between periods is impacted by our acquisitions and significant new business as described in "Item 1. Business - Recent Acquisitions and Significant New Business" and Notes 3 and 4 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
The following table summarizes our investment results for the years ended December 31, 2016, 2015 and 2014.

	2016	2015	Increase (decrease)	2014	Increase (decrease)
Net investment income	$185,463	$122,564	$62,899	$66,024	$56,540
Net realized and unrealized gains (losses)	77,818	(41,523)	119,341	51,991	(93,514)

Investment Book Yield
Net investment income	185,463	122,564	62,899	66,024	56,540
Average aggregate invested assets, at cost (1)	8,537,807	7,481,593	1,056,214	6,165,984	1,315,609
Investment book yield	2.17%	1.64%	0.53%	1.07%	0.57%

Financial Statement Portfolio Return (2)
Total financial statement return	263,281	81,041	182,240	118,015	(36,974)
Average aggregate invested assets, at fair value (1)	8,521,528	7,451,537	1,069,991	6,230,146	1,221,391
Financial statement portfolio return	3.09%	1.09%	2.00%	1.89%	(0.80)%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
(2) This is a sum of net investment income and net realized and unrealized gains (losses) from our U.S. GAAP consolidated financial statements.

2016 versus 2015: Net investment income increased by $62.9 million during 2016 due to an increase of $1.1 billion in our average investable assets and an increase of 53 basis points in the book yield we obtained on those assets. The increase in yield was primarily due to the changing mix in asset allocation as we executed on our investment strategies. The increase of $119.3 million in net realized and unrealized gains (losses) was comprised of net unrealized gains of $84.8 million in 2016 compared to net unrealized losses of $57.4 million in 2015, offset by a decrease in realized gains of $22.9 million. The net unrealized gains in 2016 were primarily due to the increase in the valuation of our other investments, including our investments in private equity funds, equity funds and CLO equities. In addition, fixed maturity securities contributed to the unrealized gain in 2016 as the impact of tighter credit spreads were partially offset by the impact of increased treasury yields.
2015 versus 2014: Net investment income increased by $56.5 million during 2015 due to an increase of $1.3 billion in our average investable assets and an increase of 57 basis points in the book yield we obtained on those assets. The increase in yield was due to our asset allocation and a broad increase in treasury yields across the curve. The decrease of $93.5 million in net realized and unrealized gains (losses) was comprised of a decrease in realized gains of $6.3 million, and net unrealized losses of $57.4 million in 2015 compared to net unrealized gains of $29.8 million in 2014. The net unrealized losses in 2015 were primarily due to fixed maturity securities and reflected increased treasury yields, widening corporate credit spreads and a decrease in liquidity in fixed income markets.
Investment Results - By Segment
The following tables summarize our investment results by segment for the years ended December 31, 2016, 2015 and 2014. These tables have been prepared on a basis consistent with the consolidated table above.
Non-Life Run-off

	Non-life Run-off
	2016	2015	Increase (decrease)	2014	Increase (decrease)
Net investment income	$143,783	$84,185	$59,598	$57,899	$26,286
Net realized and unrealized gains (losses)	77,689	(31,193)	108,882	48,030	(79,223)

Investment Book Yield
Net investment income	143,783	84,185	59,598	57,899	26,286
Average aggregate invested assets, at cost	6,321,143	5,566,751	754,392	4,763,458	803,293
Investment book yield	2.27%	1.51%	0.76%	1.22%	0.29%

Financial Statement Portfolio Return
Total financial statement return	221,472	52,992	168,480	105,929	(52,937)
Average aggregate invested assets, at fair value	6,316,343	5,550,471	765,872	4,824,326	726,145
Financial statement portfolio return	3.51%	0.95%	2.56%	2.20%	(1.25)%
2016 versus 2015: Net investment income increased by $59.6 million during 2016 due to an increase of $754.4 million in our average investable assets and an increase of 76 basis points in the book yield we obtained on those assets. The increase in yield was primarily due to the changing mix in asset allocation as we executed on our investment strategies. The increase of $108.9 million in net realized and unrealized gains (losses) was comprised of net unrealized gains of $87.4 million in 2016 compared to net unrealized losses of $42.5 million in 2015, offset by a decrease in realized gains of $21.0 million. The net unrealized gains in 2016 were primarily due to the increase in the valuation of our other investments, including our investments in private equity funds, equity funds and CLO equities. In addition, our fixed maturity securities contributed to the unrealized gain in 2016 as the impact of tighter credit spreads were partially offset by the impact of increased treasury yields.
2015 versus 2014: Net investment income increased by $26.3 million during 2015 due to an increase of $803.3 million in our average investable assets and an increase of 29 basis points in the book yield we obtained on those assets. The increase in yield was due to our asset allocation and a broad increase in treasury yields across the curve. Net realized and unrealized gains (losses) decreased by $79.2 million, primarily due to fixed maturity securities, and reflected increased treasury yields, widening corporate credit spreads and a decrease in liquidity in fixed income markets.

Atrium

	Atrium
	2016	2015	Increase (decrease)	2014	Increase (decrease)
Net investment income	$2,940	$2,225	$715	$1,748	$477
Net realized and unrealized gains (losses)	(601)	252	(853)	41	211

Investment Book Yield
Net investment income	2,940	2,225	715	1,748	477
Average aggregate invested assets, at cost	286,898	301,297	(14,399)	338,793	(37,496)
Investment book yield	1.02%	0.74%	0.28%	0.52%	0.22%

Financial Statement Portfolio Return
Total financial statement return	2,339	2,477	(138)	1,789	688
Average aggregate invested assets, at fair value	283,224	295,222	(11,998)	338,109	(42,887)
Financial statement portfolio return	0.83%	0.84%	(0.01)%	0.53%	0.31%
2016 versus 2015: Net investment income increased by $0.7 million during 2016 due to an increase of 28 basis points in the book yield we obtained on our investable assets, partially offset by the decrease in our average invested assets of $14.4 million. The increase in yield was primarily due to the changing mix in asset allocation as we executed on our investment strategies. Net realized and unrealized gains (losses) decreased by $0.9 million driven by the impact of increased treasury yields.
2015 versus 2014: Net investment income increased by $0.5 million during 2015 due to an increase of 22 basis points in the book yield we obtained on our investable assets, partially offset by the decrease in average investable assets of $37.5 million. The increase in yield was due to a broad increase in treasury yields across the curve. Net realized and unrealized gains (losses) increased by $0.2 million.
StarStone

	StarStone
	2016	2015	Increase (decrease)	2014	Increase (decrease)
Net investment income	$22,221	$15,937	$6,284	$5,321	$10,616
Net realized and unrealized gains (losses)	5,728	(9,784)	15,512	2,136	(11,920)

Investment Book Yield
Net investment income	22,221	15,937	6,284	5,321	10,616
Average aggregate invested assets, at cost	1,607,916	1,504,087	103,829	1,014,587	489,500
Investment book yield	1.38%	1.06%	0.32%	0.52%	0.54%

Financial Statement Portfolio Return
Total financial statement return	27,949	6,153	21,796	7,457	(1,304)
Average aggregate invested assets, at fair value	1,598,423	1,499,342	99,081	1,015,494	483,848
Financial statement portfolio return	1.75%	0.41%	1.34%	0.73%	(0.32)%
2016 versus 2015: Net investment income increased by $6.3 million during 2016 due to an increase of $103.8 million in our average investable assets and an increase of 32 basis points in the book yield we obtained on those assets. The increase in yield was primarily due to the changing mix in asset allocation as we executed on our investment strategies. The increase in net realized and unrealized gains (losses) of $15.5 million was comprised of net unrealized gains of $3.8 million in 2016 compared to net unrealized losses of $14.1 million in 2015, offset by a decrease in realized gains of $2.4 million. The unrealized gains in 2016 were primarily due to increases in the valuations of our other investments.

2015 versus 2014: Net investment income increased by $10.6 million during 2015 due to an increase of $489.5 million in our average investable assets and an increase of 54 basis points in the book yield we obtained on those assets. The increase in yield was due to our asset allocation and a broad increase in treasury yields across the curve. Net realized and unrealized gains (losses) decreased by $11.9 million, primarily due to fixed maturity securities and reflected increased treasury yields, widening corporate credit spreads and a decrease in liquidity in fixed income markets.
Life and Annuities

	Life and Annuities
	2016	2015	Increase (decrease)	2014	Increase (decrease)
Net investment income	$20,043	$21,137	$(1,094)	$1,056	$20,081
Net realized and unrealized gains (losses)	(4,998)	(798)	(4,200)	1,784	(2,582)

Investment Book Yield
Net investment income	20,043	21,137	(1,094)	1,056	20,081
Average aggregate invested assets, at cost	321,850	150,617	171,233	49,146	101,471
Investment book yield	6.23%	14.03%	(7.80)%	2.15%	11.88%

Financial Statement Portfolio Return
Total financial statement return	15,045	20,339	(5,294)	2,840	17,499
Average aggregate invested assets, at fair value	323,538	147,652	175,886	52,217	95,435
Financial statement portfolio return	4.65%	13.77%	(9.12)%	5.44%	8.33%
2016 versus 2015: Net investment income decreased by $1.1 million during 2016 primarily due to a decrease in the income from life settlements of $2.1 million. Net realized and unrealized gains (losses) decreased by $4.2 million, primarily due to impairments of $5.3 million in the life settlement portfolio.
2015 versus 2014: Net investment income increased by $20.1 million during 2015 primarily due to the income from life settlements of $20.1 million during 2015. Net realized and unrealized gains (losses) decreased by $2.6 million, primarily due to fixed maturity securities and reflect increased treasury yields, widening corporate credit spreads and a decrease in liquidity in fixed income markets.
Liquidity and Capital Resources
Overview
Enstar aims to generate cash flows from our insurance operations and investments, preserve sufficient capital for future acquisitions, and develop relationships with lenders who provide borrowing capacity at competitive rates.
Our capital resources as at December 31, 2016 included shareholders' equity of $2.8 billion, redeemable noncontrolling interest of $0.5 billion classified as temporary equity, and loans payable of $0.7 billion. The redeemable noncontrolling interest may be settled in the future in cash or Enstar ordinary shares, at our option. Based on our current loss reserves position, our portfolios of in-force insurance and reinsurance business, and our investment positions, we believe we are well capitalized.
As of December 31, 2016, we had $954.9 million million of cash and cash equivalents, excluding restricted cash that supports insurance operations, and included in this amount was $487.2 million held by our foreign subsidiaries outside of Bermuda. Based on our group's current corporate structure with a Bermuda domiciled parent company and the jurisdictions in which we operate, if the cash and cash equivalents held by our foreign subsidiaries were to be distributed to us, as dividends or otherwise, such amount would not be subject to incremental income taxes, however in certain circumstances withholding taxes may be imposed by some jurisdictions, including by the United States. Based on existing tax laws, regulations and our current intentions, there were no accruals as of December 31, 2016 for any material withholding taxes on dividends or other distributions, as described in "Note 20 - Taxation" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

Dividends
Enstar has not historically declared a dividend. Our strategy is to retain earnings and invest distributions from our subsidiaries back into the company. We do not currently expect to pay any dividends on our ordinary shares. Any payment of dividends must be approved by our Board of Directors. Our ability to pay dividends is subject to certain restrictions, as described in "Note 22 - Dividend Restrictions and Statutory Requirements" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Sources and Uses of Cash
Holding Company Liquidity
The potential sources of cash flows to Enstar as a holding company consist of cash flows from our subsidiaries including dividends, advances and loans, and investment income on loans to our subsidiaries. We also borrow from our credit facilities as described below.
We use cash to fund new acquisitions of companies and significant new business. We also utilize cash for our operating expenses associated with being a public company, and to pay interest and principal on loans from subsidiaries and loans under our credit facilities.
Our holding company cash flows are summarized in "Item 8. Financial Statements and Supplementary Data - Schedule II - Condensed Financial Information of Registrant - Statements of Cash Flows - Parent Company Only for the years ended December 31, 2016, 2015 and 2014" and the notes thereto.
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
Operating Company Liquidity
The ability to pay dividends and make other distributions is limited by the applicable laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries operate, including Bermuda, the United Kingdom, the United States, Australia and Continental Europe, which subject these subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, certain of our insurance and reinsurance subsidiaries to maintain minimum capital resources requirements and limit the amount of dividends and other payments that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments. For more information on these laws and regulations, see "Item 1. Business - Regulation." As of December 31, 2016, all of our insurance and reinsurance subsidiaries’ capital resources levels were in excess of the minimum levels required. The ability of our subsidiaries to pay dividends is subject to certain restrictions, as described in "Note 22 - Dividend Restrictions and Statutory Requirements" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K. Our subsidiaries’ ability to pay dividends and make other forms of distributions may also be limited by our repayment obligations under certain of our outstanding loan facility agreements. Variability in ultimate loss payments may also result in increased liquidity requirements for our subsidiaries. During the years ended December 31, 2016, 2015 and 2014, our regulated subsidiaries paid aggregate capital distributions and dividends of $517.1 million, $723.1 million and $367.4 million, respectively.
In the Non-life Run-off and Life and Annuities segments, our subsidiaries, sources of funds primarily consist of cash and investment portfolios acquired on the completion of acquisitions and loss portfolio transfer reinsurance agreements. Cash balances acquired upon our purchase of insurance or reinsurance companies are classified as cash provided by investing activities. Cash acquired from loss portfolio transfer reinsurance agreements is classified as cash provided by operating companies. We expect to use funds acquired from cash and investment portfolios, collected premiums, collections from reinsurance debtors, fees and commission income, investment income and proceeds from sales and redemptions of investments to meet expected claims payments and operational expenses with the remainder used for acquisitions and additional investments. In these segments, we generally expect negative operating cash flows to be met by positive investing cash flows.
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
Cash Flows
The following table summarizes our consolidated cash flows, including those related to restricted cash, from operating, investing and financing activities in the last three years:

	Years Ended December 31,
Cash provided by (used in):	2016	2015	Increase (decrease)	2014	Increase (decrease)
	(in thousands of U.S. dollars)
Operating activities	$(202,689)	$(265,152)	$62,463	$544,005	$(809,157)
Investing activities	156,709	19,885	136,824	(187,422)	207,307
Financing activities	83,441	129,347	(45,906)	131,586	(2,239)
Effect of exchange rate changes on cash	(13,985)	(18,533)	4,548	(17,546)	(987)
Net increase (decrease) in cash and cash equivalents	23,476	(134,453)	157,929	470,623	(605,076)
Cash and cash equivalents, beginning of year	1,295,169	1,429,622	(134,453)	958,999	470,623
Cash and cash equivalents, end of year	$1,318,645	$1,295,169	$23,476	$1,429,622	$(134,453)
Details of our consolidated cash flows are included in "Item 8. Financial Statements and Supplementary Data - Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014."
2016 versus 2015: Cash used in operating activities included net sales and maturities of trading securities of $306.2 million in 2016 as compared with net purchases of trading securities of $400.8 million in 2015. Excluding the activity on trading securities, cash (used in) provided by operating activities was ($509.0) million and $135.6 million in the years ended December 31, 2016 and 2015, respectively. Cash used in operating activities was largely a result of the amount and timing of loss payments in our Non-life Run-off segment, offset by cash and restricted cash acquired in Non-life Run-off reinsurance transactions. Cash and restricted cash acquired in Non-life Run-off reinsurance transactions for the years ended December 31, 2016 and 2015 was $174.5 million and $468.3 million, respectively.
Cash provided by investing activities for 2016 primarily related to net redemptions of other investments of $154.0 million. Cash provided by investing activities for 2015 primarily related to net purchases of other investments of $149.9 million and purchases of available for sale securities of $102.2 million, offset by acquisitions net of cash acquired of $130.7 million and sales and maturities of available for sale securities of $142.8 million.
Cash provided by financing activities for 2016 primarily related to net inflows of $77.8 million from our credit facilities, including the drawdown of a new three-year term loan of $75.0 million as discussed below, which was primarily utilized to finance acquisitions and significant new business. During 2015, we had net inflows of $280.2 million from our credit facilities primarily utilized to finance acquisitions and significant new business, offset by an outflow of $150.4 million relating to the purchase of noncontrolling interests.
2015 versus 2014: Cash from operating activities included net purchases of trading securities of $400.8 million in 2015 as compared with net sales and maturities of trading securities of $850.5 million in 2014. Excluding the activity on trading securities, cash provided by (used in) operating activities was $135.6 million and ($306.5) million in the years ended December 31, 2015 and 2014, respectively. The years ended December 31, 2015 and 2014 included $468.3 million and $28.1 million, respectively, of cash and restricted cash acquired in non-life run-off reinsurance transactions.
Cash provided by investing activities for 2015 primarily related to the net purchases of other investments of $149.9 million and purchases of available for sale securities of $102.2 million, offset by acquisition net of cash acquired of $130.7 million and sales and maturities of available for sale securities of $142.8 million. Cash used in investing activities for 2014 primarily related to the net purchases of other investments of $241.6 million.
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
Investments and Cash and Cash Equivalents
As at December 31, 2016 and 2015, we had total cash and cash equivalents, restricted cash and cash equivalents and investments of $7.4 billion and $7.6 billion, respectively.
For information regarding our investment strategy, portfolio and results, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments."
Reinsurance Balances Recoverable
As at December 31, 2016 and 2015, we had reinsurance balances recoverable of $1.46 billion and $1.45 billion, respectively.
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
For further information regarding our reinsurance balances recoverable, refer to "Note 10 - Reinsurance Balances Recoverable" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Funds Held
As at December 31, 2016 and 2015, we had funds held - directly managed of $994.7 million and $nil, respectively. The increase was due to the completion on March 31, 2016 of our transaction with Allianz to reinsure portfolios of Allianz's run-off business. In accordance with this transaction, we received a fixed rate of investment income for the nine months ended September 30, 2016 and thereafter we received a return based upon an underlying portfolio of investments. These funds are carried at an aggregate fair value which includes an embedded derivative for the variable investment return. For further information regarding our funds held - directly managed, refer to "Note 7 - Funds Held - Directly Managed" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
In addition, as at December 31, 2016 and December 31, 2015, we had funds held by ceding companies of $82.1 million and $92.8 million, respectively, which are carried at cost with a fixed crediting rate.
For information regarding credit risk, refer to "Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Credit Risk - Funds Held" of this Annual Report on Form 10-K.
Loan Facilities
We utilize loan facilities primarily for acquisitions and, from time to time, for general corporate purposes. For information regarding our loan facilities, including our loan covenants, refer to "Note 15 - Loans Payable" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K. Under our facilities, loans payable as of December 31, 2016 and 2015 were $673.6 million and $599.8 million, respectively.
Our main facility is the Enstar Group Limited ("EGL") Revolving Credit Facility, originated on September 16, 2014 for a 5-year term, and most recently amended on August 5, 2016. This facility is among the Company and certain of its subsidiaries, as borrowers and as guarantors, and various financial institutions. We are permitted to borrow up to an aggregate of $665.0 million and we have an option to obtain additional commitments of up to $166.25 million. The individual outstanding loans under the facility are unsecured short-term floating rate loans with an interest rate of LIBOR plus a margin and utilization fee as set forth in the credit facility agreement. As at December 31, 2016 there was $129.9 million of available unutilized capacity under the EGL Revolving Credit Facility. Subsequent to December 31, 2016, we utilized $90.0 million and repaid $34.0 million bringing the available unutilized capacity under this facility to $73.9 million.

We also have the following term loan facilities:

•
A four-year term loan (the "Sussex Facility", formerly called the Companion Facility) that was originated on December 24, 2014 with two financial institutions. As at December 31, 2016, the outstanding principal under this facility was $63.5 million, and there was no unutilized capacity.

•
A three-year unsecured term loan (the "EGL Term Loan Facility") that was originated on November 18, 2016. As at December 31, 2016, the outstanding principal under this facility was $75.0 million, and there was no unutilized capacity.

Contractual Obligations
The following table summarizes, as of December 31, 2016, our future payments under contractual obligations and estimated payments for losses and LAE and policy benefits by expected payment date. The table excludes short-term liabilities and includes only obligations that are expected to be settled in cash.

	Total	Less than 1 Year	1 - 3 years	3 - 5 years	More than 5 Years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and LAE (1)	$6,111.6	$1,224.3	$1,999.1	$928.1	$1,960.1
Policy benefits for life and annuity contracts (2)	298.7	18.6	37.5	35.7	206.9
Operating lease obligations	45.8	10.0	17.3	10.3	8.2
Investing Activities
Investment commitments	144.0	57.8	55.5	30.7	—
Financing Activities
Loan repayments (including estimated interest payments)	748.7	28.9	719.8	—	—
Total	$7,432.7	$1,423.5	$2,829.2	$1,004.8	$2,175.2

(1)
The reserves for losses and LAE represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above. The amounts in the above table represent our estimates of known liabilities as of December 31, 2016 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, certain of the reserves included in the audited consolidated financial statements as of December 31, 2016 were acquired by us and initially recorded at fair value with subsequent amortization, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.

(2)
Policy benefits for life and annuity contracts recorded in our audited consolidated balance sheet as at December 31, 2016 of $112.1 million are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable. Amounts related to Pavonia are excluded as these are classified as liabilities held for sale, as described in "Note 5 - Held-For-Sale Business" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

For additional information relating to our commitments and contingencies, see "Note 23 - Commitments and Contingencies" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
At December 31, 2016, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies
We believe the following accounting policies affect the more significant judgment and estimates used in the preparation of our financial statements.
Accounting for Acquisitions - Fair Value Measurement
The most significant liabilities and assets of an acquired company are typically the liability for losses and LAE, and the assets related to cash, investments and any reinsurance balances recoverable that may be contractually due to the acquired entity. The market for acquisition of run-off companies is not always sufficiently active and transparent to enable us to identify reliable, market exit values for acquired assets and liabilities. Accordingly, consistent with provisions of U.S. GAAP, we have developed internal models that we believe allow us to determine fair values that are reasonable proxies for market exit values. We are familiar with the major participants in the acquisition run-off market and believe that the key assumptions we make in valuing acquired assets and liabilities are consistent with the kinds of assumptions made by such market participants. Furthermore, in our negotiation of purchase prices with sellers, it is frequently clear to us that other bidders in the market are using models and assumptions similar in nature to ours during the competitive bid process. The majority of acquisitions are completed following a public tender process whereby the seller invites market participants to provide bids for the target acquisition.
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
The key assumptions used by us and, we believe, by other run-off market participants in the fair valuation of acquired companies are (i) the projected payout, timing and amounts of claims liabilities; (ii) the related projected timing and amount of reinsurance collections; (iii) an appropriate discount rate, which is applied to determine the present value of the future cash flows; (iv) the estimated ULAE to be incurred over the life of the run-off; (v) the impact that any accelerated run-off strategy may have on the adequacy of acquired bad debt provisions; and (vi) an appropriate risk margin.
The probability-weighted projected cash flows of the acquired company are based on projected claims payouts provided by the seller predominantly in the form of the seller’s most recent independent actuarial reserve report. In the absence of the seller’s actuarial reserve report, our actuaries will determine the estimated claims payout. In certain jurisdictions, the local legislation provides for the possibility of pursuing strategies to achieve complete finality and conclude the run-off of a company, such as solvent schemes of arrangement. If appropriate we may estimate the probability of being able to complete a solvent scheme of arrangement and factor that into the claims payout projections.
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
Losses and Loss Adjustment Expenses - Non-Life Run-off
The following table provides a breakdown of gross losses and LAE reserves by type of exposure as of December 31, 2016 and 2015.

	2016			2015
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Asbestos	$240,863	$548,180	$789,043	$121,404	$209,410	$330,814
Environmental	94,432	67,646	162,078	29,986	29,972	59,958
General casualty	427,733	316,227	743,960	478,246	438,807	917,053
Workers' compensation/personal accident	1,360,743	693,585	2,054,328	1,502,615	822,758	2,325,373
Marine, aviation and transit	45,240	34,873	80,113	51,790	8,484	60,274
Construction defect	39,622	120,459	160,081	17,327	14,339	31,666
Other	407,490	100,934	508,424	460,579	150,396	610,975
Total	$2,616,123	$1,881,904	$4,498,027	$2,661,947	$1,674,166	$4,336,113
ULAE			218,336			249,341
Total			$4,716,363			$4,585,454
The following table provides a breakdown of losses and LAE reserves (net of reinsurance balances recoverable and deferred charges) by type of exposure as of December 31, 2016 and 2015:

	2016		2015
	Total	% of Total	Total	% of Total
	(in thousands of U.S. dollars)
Asbestos	$764,344	21.1%	$304,443	9.2%
Environmental	156,869	4.3%	52,187	1.6%
General casualty	491,752	13.6%	600,364	18.2%
Workers' compensation/personal accident	1,372,823	37.9%	1,507,505	45.8%
Marine, aviation and transit	74,494	2.1%	53,036	1.6%
Construction defect	121,096	3.3%	20,855	0.6%
Other	421,145	11.6%	507,065	15.4%
ULAE	218,336	6.1%	249,341	7.6%
Total	$3,620,859	100.0%	$3,294,796	100.0%
As of December 31, 2016, the IBNR reserves (net of reinsurance balances receivable) accounted for $1,464.8 million, or 40.5%, of our total net losses and LAE. The reserve for IBNR (net of reinsurance balance receivable) accounted for $1,146.9 million, or 34.8%, of our total net loss reserves at December 31, 2015.

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
Every commutation, irrespective of value, requires the approval of our senior management. The impact of the commutation activity on the IBNR reserve is reflected as part of our annual actuarial reviews of reserves. However, if a significant commutation is completed during the year, loss reserves will be adjusted in the corresponding quarter to reflect management’s then best estimate of the impact on remaining IBNR reserves.
Commutations provide an opportunity for us to exit exposures to entire policies with insureds and reinsureds for an agreed upon payment, or payments, often at a discount to the previously estimated ultimate liability. As a result of exiting all exposures to such policies, all advised case reserves and IBNR reserves relating to the insured or reinsured are eliminated. A commutation is recognized upon the execution of a commutation release agreement. Following completion of a commutation, all the related balances, including insurance and reinsurance balances payable and/or receivable, funds held by ceding companies, and losses and LAE (including fair value adjustments and estimated IBNR), are written off with corresponding gain or loss recorded in the net reduction of ultimate losses. A commutation may result in a net gain irrespective of whether the settlement exceeds the advised case reserves. Advised case reserves are those reserve estimates for a specific loss or losses reported by either the broker or insured or reinsured. IBNR reserves are established at a class of business level. A commutation settlement is a negotiated settlement of both the advised case reserves and an estimate of the IBNR reserves that relate to the policies being commuted. For latent exposures with a long reporting tail, the estimated level of IBNR reserves may be significantly higher than the advised case reserves. In such an instance, the commutation settlement of a block of such policies may be greater than the advised case reserves but less than the aggregate of the advised case reserves plus the estimated related IBNR reserves, resulting in a total saving to the remaining liability.

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
To the extent that commuted policies are protected by reinsurance, then we will, on completion of a commutation with an insured or reinsured, negotiate with the reinsurers to contribute their share of the commutation settlement. Any amounts received from such reinsurers will be recorded in net losses paid and the impact of any savings or loss on reinsurance recoverable on unpaid losses will be included in the actuarial reassessment of net ultimate liabilities.
Annual Losses and Loss Adjustment Reviews
Because a significant amount of time can lapse between the assumption of risk, the occurrence of a loss event, the reporting of the event to an insurance or reinsurance company and the ultimate payment of the claim on the loss event, the liability for unpaid losses and LAE is based largely upon estimates. On a quarterly basis, our management must use considerable judgment in the process of developing these estimates. Management reviews the actual loss development in the quarter and receives input from the actuarial, claims and legal staff on the drivers of any favorable or unfavorable loss emergence. The liability for unpaid losses and LAE for property and casualty business includes amounts determined from loss reports on individual cases and amounts for IBNR reserves.
Loss advices or reports from ceding companies are generally provided via the placing broker and comprise treaty statements, individual claims files, electronic messages and large loss advices or cash calls. Large loss advices and cash calls are provided to us as soon as practicable after an individual loss or claim is made or settled by the insured. The remaining broker advices are issued monthly, quarterly or annually depending on the provisions of the individual policies or the ceding company’s practice. For certain direct insurance policies where the claims are managed by Third Party Administrators (TPAs) and Managing General Agents (MGAs), loss bordereaux are received either monthly or quarterly depending on the arrangement with the TPA and MGA. Loss advices for direct insurance policies may be received from the broker, agent or directly from the insured.
Where we provide reinsurance or retrocession reinsurance protection, the process of claims advice from the direct insurer to the reinsurers and/or retrocessionaires naturally involves more levels of communication, which inevitably creates delays or lags in the receipt of loss advice by the reinsurers/retrocessionaires relative to the date of first advice to the direct insurer. Certain types of exposure, typically latent health exposures such as asbestos-related claims, have inherently long reporting delays, in some cases many years, from the date a loss occurred to the manifestation and reporting of a claim and ultimately until the final settlement of the claim. For asbestos and environmental exposures, our actuaries apply explicit time lag assumptions in their reserving methodologies. This time lag varies by portfolio from one to five years depending on the relative mix of domicile, percentages of product mix of insurance, reinsurance and retrocessional reinsurance, primary insurance, excess reinsurance, reinsurance of direct and reinsurance of reinsurance within any given exposure category. Exposure portfolios written from a non-U.S. domicile are assumed to have a greater time lag than portfolios written from a U.S.-domicile. Portfolios with a larger proportion of reinsurance exposures are assumed to have a greater time-lag than portfolios with a larger proportion of direct insurance exposures.
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

•
Our actuaries project expected paid and incurred loss development for each class of business, which is monitored on a quarterly basis. Should actual paid and incurred development differ significantly from the expected paid and incurred development, we will investigate the cause and, in conjunction with our actuaries, consider whether any adjustment to total loss reserves is required.

•
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
In establishing reserves, management includes amounts for IBNR reserves using information from the actuarial estimates of ultimate losses. We use generally accepted actuarial methodologies to estimate ultimate losses and LAE and those estimates are reviewed by our management. On an annual basis, independent actuarial firms are retained by management to provide their estimates of ultimate losses and to review the estimates developed by our actuaries.
Nearly all of our unpaid claims liabilities are considered to have a long claims payout tail. Gross loss reserves for our non-life run-off subsidiaries relate primarily to casualty exposures, including latent claims, of which 20.2% (2015: 8.5%) relate to asbestos and environmental ("A&E") exposures.
Within the annual loss reserve studies produced by either our actuaries or independent actuaries, exposures for each subsidiary are separated into homogeneous reserving categories for the purpose of estimating IBNR. Each reserving category contains either direct insurance or assumed reinsurance reserves and groups relatively similar types of risks and exposures (for example, asbestos, environmental, casualty, property) and lines of business written (for example, marine, aviation, non-marine). Based on the exposure characteristics and the nature of available data for each individual reserving category, a number of methodologies are applied. Recorded reserves for each category are selected from the actuarial indications produced by the various methodologies after consideration of exposure characteristics, data limitations and strengths and weaknesses of each method applied. This approach to estimating IBNR has been consistently adopted in the annual loss reserve studies for each period presented.
For the reports prepared by the external actuaries, we review them for consistency and appropriateness of actuarial methodologies and assumptions, including assumptions of industry benchmarks, and discuss any concerns or changes with them.
Our management, through the loss reserving committees, considers the reasonableness of loss reserves recommended by our actuaries, including actual loss development during the year, using the following reports produced internally on a quarterly basis for each of our insurance and reinsurance subsidiaries:

•
Gross, ceded and net incurred loss report - This report provides, for each reporting period, the total (including commuted policies) gross, ceded and net incurred loss development for each company and a commentary on each company’s loss development prepared by our Chief Reserving Actuary. The report highlights the causes of any unusual or significant loss development activity (including commutations) and includes commentary on quality and reliability of underlying data.

•
Actual versus expected gross incurred loss development report - This report provides a summary, and commentary thereon, of each company’s (excluding companies or portfolios of business acquired in the current year) non-commuted incurred gross losses compared to the estimate of the development of non-commuted incurred gross losses provided by our actuaries at the beginning of the year as part of the prior year’s reserving process.

•
Commutations summary schedule - This schedule summarizes all commutations completed during the year for all companies, and identifies the policyholder with which we commuted, the incurred losses settled by the commutation (comprising outstanding unpaid losses and case reserves) and the amount of the commutation settlement.

•
Analysis of paid, incurred and ultimate losses - This analysis for each company, and in the aggregate, provides a summary of the gross, ceded and net paid and incurred losses and the impact of applying our actuaries’ recommended loss reserves. This report, reviewed in conjunction with the previous reports, provides an analytical tool to review each company’s incurred loss or gain and reduction in IBNR reserves to assess whether the ultimate reduction in loss reserves appears reasonable in light of known developments within each company.

The above reports provide management with the relevant information to determine whether loss development (including commutations) during the year has, for each company, been sufficiently meaningful so as to warrant an adjustment to the reserves recommended by our actuaries in the most recent actuarial study. It is not possible to quantify how much of any reserve release specifically relates to commutations or favorable development of non-commuted claims as the revised historical loss development used by the actuaries to estimate required reserves is a combination of both the elimination of historical loss development relating to commuted policies and non-commuted loss development.
When establishing loss reserves we have an expectation that, in the absence of commutations and significant favorable or unfavorable non-commuted loss development compared to expectations, loss reserves will not exceed the high, or be less than the low, end of the following ranges of gross losses and LAE reserves implied by the various methodologies used by each of our insurance subsidiaries as of December 31, 2016.
The range of gross loss and LAE reserves implied by the various methodologies used by each of our insurance and reinsurance subsidiaries as of December 31, 2016 and 2015 is presented in the following table ("Range of Outcomes"):

	2016			2015
	Low	Selected	High	Low	Selected	High
	(in thousands of U.S. dollars)
Asbestos	$746,719	$789,043	$1,045,844	$294,233	$330,814	$372,952
Environmental	154,685	162,078	217,113	53,739	59,958	67,349
General casualty	652,057	743,960	842,368	809,424	917,053	1,042,652
Workers' compensation/personal accident	1,840,895	2,054,328	2,450,898	2,048,319	2,325,373	2,628,883
Marine, aviation and transit	71,293	80,113	93,966	53,294	60,274	67,806
Construction defect	147,737	160,081	203,720	28,177	31,666	35,355
Other	451,161	508,424	584,098	542,086	610,975	688,841
ULAE	218,336	218,336	218,336	249,341	249,341	249,341
Total	$4,282,883	$4,716,363	$5,656,343	$4,078,613	$4,585,454	$5,153,179
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

Given the intensive claim settlement process for these claims, which involves comprehensive fact gathering and subject matter expertise, we operate centrally administered claims facilities to handle A&E claims on behalf of all of our subsidiaries. Our A&E claims staff, working in conjunction with our in-house attorneys experienced in A&E liabilities, proactively administers, on a cost-effective basis, the A&E claims submitted to our insurance and reinsurance subsidiaries.
The liability for unpaid losses and LAE, inclusive of A&E reserves, reflects our best estimate for future amounts needed to pay losses and related LAE as of each of the balance sheet dates reflected in the financial statements herein in accordance with U.S. GAAP. As of December 31, 2016, we had net loss reserves of $764.3 million for asbestos-related claims (or 21.1% of total non-life run-off net reserves for losses and LAE liabilities) and $156.9 million for environmental pollution-related claims (or 4.3% of total non-life run-off net reserves for losses and LAE). As of December 31, 2015, we had net loss reserves of $304.4 million for asbestos-related claims (or 9.2% of total non-life run-off net reserves for losses and LAE liabilities) and $52.2 million for environmental pollution-related claims (or 1.6% of total non-life run-off net reserves for losses and LAE). For the years ended December 31, 2016 and 2015, our reserves for A&E liabilities increased (decreased) by $560.3 million and $(48.7) million on a gross basis, respectively, and by $564.6 million and $(32.5) million on a net basis, respectively, due to acquisition activity in 2016 primarily related to the Allianz transaction. The following table provides a reconciliation of our gross and net loss and ALAE reserves from A&E exposures and the movement in gross and net reserves:

	Years Ended December 31,
	2016		2015		2014
	Gross	Net	Gross	Net	Gross	Net
	(in thousands of U.S. dollars)
Provisions for A&E claims and ALAE at January 1	$390,772	$356,629	$439,476	$389,110	$539,494	$480,865
A&E losses and ALAE incurred during the year	3,760	(11,008)	(10,690)	(9,468)	(11,369)	(12,914)
A&E losses and ALAE paid during the year	(40,761)	(19,127)	(39,633)	(24,632)	(88,649)	(78,841)
Provision for A&E claims and ALAE acquired during the year	597,350	594,719	1,619	1,619	—	—
Provision for A&E claims and ALAE at December 31	$951,121	$921,213	$390,772	$356,629	$439,476	$389,110

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

Our future environmental loss development may be influenced by other factors including:

•	The existence of currently undiscovered polluted sites eligible for clean-up under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and related legislation.

•	Costs imposed due to joint and several liability if not all potentially responsible parties ("PRPs") are capable of paying their share.

•	The outcomes of legal challenges to certain policy terms such as the "absolute" pollution exclusion.

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
Our loss reserves are related largely to casualty exposures including latent exposures relating primarily to A&E. In establishing the reserves for unpaid claims, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy and management can reasonably estimate its liability. In addition, IBNR reserves are established to cover loss development related to both known and unasserted claims.
The estimation of unpaid claim liabilities is subject to a high degree of uncertainty for a number of reasons. First, unpaid claim liabilities for property and casualty exposures in general are impacted by changes in the legal environment, jury awards, medical cost trends and general inflation. Moreover, for latent exposures in particular, developed case law and claim history continues to evolve. There is significant coverage litigation related to these exposures, which creates further uncertainty in the estimation of the liabilities. As a result, for these types of exposures, it is especially unclear whether past claim experience will be representative of future claim experience. Ultimate values for such claims cannot be estimated using reserving techniques that extrapolate losses to an ultimate basis using loss development factors, and the uncertainties surrounding the estimation of unpaid claim liabilities are not likely to be resolved in the near future. There can be no assurance that the reserves we establish will be adequate or will not be adversely affected by the development of other latent exposures.
Our exposure to asbestos claims arises from the general liability and product liabilities policies written directly or reinsured by our insurance and reinsurance companies. With the 2016 acquisition of the Dana Companies, we also have direct personal injury asbestos claims recorded in other liabilities that arise from Dana Companies legacy automotive manufacturing operations. While most of our asbestos exposures arise from asbestos mining and the primary manufacturers of asbestos, we also receive claims from tertiary defendants which manufactured products that included asbestos, as well as other defendants in the supply chain of these products. The industry continues to see the Plaintiffs Bar attempt to transfer product-related exposure to a premises exposure under the primary general liability policies. Unlike product liability, premises exposure generally does not contain features for aggregating multiple claims into the reinsurance cover. Accordingly, excess liability reinsurance policies are less impacted. Although we may have some exposure to premises claims, we generally believe that exposure will not be material as the companies and portfolios we have acquired mainly wrote or reinsured excess policies which are not exposed to premises claims as they generally remain with the primary insurance company.
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

The counterparties with whom we typically interact are generally insurers or large industrial concerns, and in certain cases are individual claimants. The nature of our claims management may vary based on whether the claim exposure to us is through reinsurance, insurance or a direct claimant. Claims do not follow any consistent pattern. They arise from many insureds or locations and in a broad range of circumstances. An insured may present one large claim or hundreds or thousands of small claims. Plaintiffs’ counsel frequently aggregate thousands of claims within one lawsuit. The deductibles to which claims are subject vary from policy to policy and year to year. Often claims data is only available to us on an aggregated basis. Accordingly, we have not found claim count information or average reserve amounts to be reliable indicators of exposure for our reserve estimation process or for management of our liabilities. We have found data accumulation and claims management more effective and meaningful at the reinsured level rather than at the underlying claim level. As a result, we have designed our reserving methodologies to be independent of claim count information. As the level of exposures to a reinsured can vary substantially, we focus on the aggregate exposures and pursue commutations and policy buy-backs with the larger reinsureds.
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
As of December 31, 2016, we had 26 separate insurance and/or reinsurance subsidiaries in the non-life run-off segment whose reserves are categorized into 298 reserve categories in total, including 29 distinct asbestos reserving categories and 17 distinct environmental reserving categories.
To the extent that data availability allows, the six methodologies described above are applied for each of the 29 asbestos reserving categories and each of the 17 environmental reserving categories. As is common in actuarial practice, no one methodology is exclusively or consistently relied upon when selecting a recorded reserve. Consistent reliance on a single methodology to select a recorded reserve would be inappropriate due to the dynamic nature of both the A&E liabilities in general, and our actual exposure portfolios in particular.
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
The following key assumptions were used to estimate A&E reserves at December 31, 2016:

•
$86.5 Billion Ultimate Industry Asbestos Losses - This level of industry-wide losses and its comparison to industry-wide paid, incurred and outstanding case reserves is the base benchmarking assumption applied to Paid Market Share, Reserve-to-Paid, IBNR:Case Ratio and the Ultimate-to-Incurred asbestos reserving methodologies.

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

The following tables provide a summary of the impact of changes in industry ultimate losses, from the selected $86.5 billion for asbestos and $40.0 billion for environmental, and changes in the time-lag, from the selected averages of 1.2 years for asbestos and 0.8 years for environmental, for us behind industry development that it is assumed relates to our insurance and reinsurance companies. Please note that the table below demonstrates sensitivity to changes to key assumptions using methodologies selected for determining loss and ALAE, at December 31, 2016 and differs from the Range of Outcomes table above, which demonstrates the ranges produced by the various methodologies.

Sensitivity to Industry Asbestos Ultimate Loss Assumption	Asbestos Loss Reserves
(in thousands of U.S. dollars)
Asbestos — $91.5 billion	$907,400
Asbestos — $86.5 billion (selected)	789,043
Asbestos — $81.5 billion	670,687

Sensitivity to Industry Environmental Ultimate Loss Assumption	Environmental Loss Reserves
(in thousands of U.S. dollars)
Environmental — $42.5 billion	$210,702
Environmental — $40.0 billion (selected)	162,078
Environmental — $37.5 billion	113,455

Sensitivity to Time-Lag Assumption*	Asbestos Loss Reserves	Environmental Loss Reserves
	(in thousands of U.S. dollars)
Selected average of 1.2 years asbestos, 0.8 years environmental	$789,043	$162,078
Increase all portfolio lags by one year	828,496	175,045
Decrease all portfolio lags by one year	749,592	149,112
* Using $86.5 billion/$40 billion Asbestos/Environmental Industry Ultimate Loss assumptions.
Due to the inability of our actuaries to review the data, methodologies and calculations supporting the industry published estimates, we rely on our external actuarial consultants for their estimates of industry ultimate losses. For the year ended December 31, 2016, our selected industry asbestos ultimate loss assumption increased to $86.5 billion, from $80.0 billion as at December 31, 2015. Rising costs for medical treatment, increasing life expectancies, and ongoing litigation contributed to the higher asbestos industry estimates from market studies, such as A.M. Best’s report. There were no changes in the assumptions regarding industry environmental ultimate loss and loss reporting lag described above.

All Other (Non-latent) Reserves
For our "All Other" (non-latent) loss exposure, including workers compensation, our actuaries apply a range of traditional loss development extrapolation techniques. These methods assume that cohorts, or groups, of losses from similar exposures will increase over time in a predictable manner. Historical paid, incurred, and outstanding loss development experience is examined for earlier years to make inferences about how later years’ losses will develop. The application and consideration of multiple methods is consistent with the Actuarial Standards of Practice.
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

Our quarterly paid and incurred loss development is often driven by large, wholesale settlements - such as commutations and policy buy-backs - which settle many individual claims in a single transaction. This allows for monitoring of the potential profitability of large settlements, which, in turn, can provide information about the adequacy of reserves on remaining exposures that have not yet been settled. For example, if it were found that large settlements were consistently leading to large negative, or favorable, incurred losses upon settlement, it might be an indication that reserves on remaining exposures are redundant. Conversely, if it were found that large settlements were consistently leading to large positive, or adverse, incurred losses upon settlement, it might be an indication—particularly if the size of the losses were increasing—that certain loss reserves on remaining exposures are deficient. Moreover, removing the loss development resulting from large settlements allows for a review of loss development related only to those contracts that remain exposed to losses. Were this not done, it is possible that savings on large wholesale settlements could mask significant underlying development on remaining exposures.
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
The following table provides a breakdown of the liability for losses and LAE by type of exposure for the years ended December 31, 2016 and 2015 for the Atrium segment:

	2016			2015
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
General casualty	$12,449	$24,040	$36,489	$11,170	$18,413	$29,583
Workers' compensation/personal accident	5,660	10,931	16,591	6,021	9,926	15,947
Marine, aviation and transit	21,236	41,010	62,246	20,761	34,222	54,983
Other	32,299	62,375	94,674	37,187	61,301	98,488
Total	$71,644	$138,356	$210,000	$75,139	$123,862	$199,001
ULAE			2,122			2,016
Total			$212,122			$201,017

The following table provides a breakdown of the liability for losses and LAE by type of exposure for the years ended December 31, 2016 and 2015 for the StarStone segment:

	2016			2015
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
General casualty	$91,586	$190,489	$282,075	$84,614	$162,679	247,293
Workers' compensation/personal accident	54,395	89,939	144,334	32,636	50,950	83,586
Marine, aviation and transit	155,857	96,067	251,924	161,439	84,923	246,362
Other	199,861	164,363	364,224	177,749	165,259	343,008
Total	$501,699	$540,858	$1,042,557	$456,438	$463,811	$920,249
ULAE			16,825			13,429
Total			$1,059,382			$933,678
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
Net Incurred Losses and LAE
Non-life Run-off, Atrium and StarStone
The change in our estimated total loss reserves for both latent and all other exposures compared to that of the previous period, less net losses paid during the period, is recorded as net incurred losses and LAE on our statement of earnings for the period. Our estimated total loss reserve at December 31, 2016 was determined by estimating the ultimate losses and deducting paid-to-date losses. The estimated ultimate losses, for both latent and all other (non-latent) liabilities, were determined by the amount of advised case reserves and the application of the actuarial methodologies described above to estimate IBNR reserves. Future changes in our estimates of ultimate losses are likely to have a significant impact on future operating results. Our operating objective is to commute our loss exposures and manage non-commuted loss development in a disciplined manner such that future incurred loss development will be less than expected. A combination of future commutations and better-than-expected incurred loss development of non-commuted exposures could improve the trend of loss development and, after the application of actuarial methodologies to the improved trend, reduce the December 31, 2016 estimates of ultimate losses with a positive impact on our future results. However, it is not possible to project future commutation settlements or whether incurred loss development will be better than expected, and it is possible that ultimate loss reserves could increase based on the factors discussed herein.

Policy Benefits for Life and Annuity Contracts
Policy benefits for life and annuity contracts as at December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
	(in thousands of U.S. dollars)
Life	$112,095	$126,321
Annuities	—	—
	112,095	126,321
Fair value adjustments	—	—
	$112,095	$126,321
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
During the years ended December 31, 2016, 2015 and 2014, there were no adjustments to the locked-in assumptions for these policy benefits.
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
Investments
Valuation of Investments
Our non-life run-off, active underwriting and life and annuity businesses invest in trading portfolios of fixed maturity and short-term investments and equities, and an available-for-sale portfolio of fixed maturity investments. We record both the trading and available-for-sale portfolios at fair value on our balance sheet. For our trading portfolios, the unrealized gain or loss associated with the difference between the fair value and the amortized cost of the investments is recorded in net earnings. For our available-for-sale portfolios, the unrealized gain or loss (other than credit losses) is excluded from net earnings and reported as a separate component of accumulated other comprehensive income.
Our other investments comprise investments in various private equities and private equity funds, fixed income funds, fixed income and multi-strategy hedge funds, equity funds, real estate debt funds and CLO equity funds, as well as direct investments in CLO equities. All of these other investments are recorded at fair value.
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

•
Level 2 - Valuations based on quoted prices in active markets for similar assets or liabilities, quoted prices for identical assets or liabilities in inactive markets, or for which significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data

•
Level 3 - Valuations based on unobservable inputs where there is little or no market activity. Unadjusted third party pricing sources or management's assumptions and internal valuation models may be used to determine the fair values.

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
For the years ended December 31, 2016, 2015 and 2014, we did not recognize any other-than-temporary impairment charges through earnings.
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
For our investments in fixed income and multi-strategy hedge funds, we measure fair value by obtaining the most recently available NAV as advised by the external fund manager or third-party administrator. The fair values of these investments are measured using the NAV as a practical expedient and therefore have not been categorized within the fair value hierarchy. In December 2016, we sold our multi-strategy hedge fund investment.
Our investment in the real estate debt fund was valued based on the most recently available NAV from the external fund manager. The fair value of this investment was measured using the NAV practical expedient and therefore has not been categorized within the fair value hierarchy. As at March 31, 2016, this fund was fully redeemed.
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
For our investments in call options on publicly traded equities, we measure fair value by obtaining the latest option price as of our reporting date. These are classified as Level 2. As at December 31, 2016, the call option had been exercised.
Certain funds are subject to gates or side-pockets, where redemptions are subject to the sale of underlying investments. A gate is the ability to deny or delay a redemption request, whereas a side-pocket is a designated account for which the investor loses its redemption rights. As at December 31, 2016, we had $0.5 million of fixed income hedge funds subject to gates or side-pockets.
A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets and liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the end of the quarter in which the reclassifications occur.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. We perform an initial valuation of our goodwill assets and assess goodwill for impairment on an annual basis. If, as a result of the assessment, we determine the value of our goodwill asset is impaired, goodwill is written down in the period in which the determination is made.
Intangible Assets
Intangible assets represent the fair value adjustments related to unpaid losses and loss expenses, unearned premium, reinsurance balances recoverable and policy benefits for life and annuity contracts along with the fair values of Lloyd’s syndicate capacity, customer relationships, management contract and brand arising from the acquisition of Atrium and the syndicate capacity, U.S. insurance licenses, technology and brand arising from the acquisition of StarStone. Definite-lived intangible assets are amortized over their estimated useful lives. We recognize the amortization of all intangible assets in our consolidated statement of earnings. Indefinite-lived intangible assets are not subject to amortization. The carrying values of intangible assets are reviewed for indicators of impairment on at least an annual basis or sooner whenever events or changes in circumstances indicate that the assets may be impaired. Impairment is recognized if the carrying values of the intangible assets are not recoverable from their undiscounted cash flows and is measured as the difference between the carrying value and the fair value.
Redeemable Noncontrolling Interest
In connection with the acquisitions of Arden, Atrium and StarStone, certain subsidiaries have issued shares to a noncontrolling interest. These shares provide certain redemption rights to the holder, which may be settled in Enstar’s own shares or cash, at our option. We classify redeemable noncontrolling interests with redemption features that are not solely within our control within temporary equity in our consolidated balance sheets and carry them at the redemption value, which is fair value. We recognize changes in the fair value that exceed the carrying value of redeemable noncontrolling interest through retained earnings as if the balance sheet date were also the redemption date.

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
We are principally exposed to four types of market risk: interest rate risk; credit risk; equity price risk and foreign currency risk. Our policies to address these risks in 2016 were not materially different than those used in 2015 other than as described herein, and, based on our current knowledge and expectations, we do not currently anticipate significant changes in our market risk exposures or in how we will manage those exposures in future reporting periods.
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
The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, in our fixed maturity and short-term investments portfolio classified as trading and available-for-sale as at December 31, 2016 and 2015 :

	Interest Rate Shift in Basis Points
As at December 31, 2016	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$5,040	$4,969	$4,879	$4,830	$4,762
Market Value Change from Base	3.3%	1.8%	—	(1.0)%	(2.4)%
Change in Unrealized Value	$161	$90	$—	$(49)	$(117)

As at December 31, 2015	-100	-50	—	+50	+100
Total Market Value	$5,279	$5,213	$5,116	$5,086	$5,027
Market Value Change from Base	3.2%	1.9%	—	(0.6)%	(1.7)%
Change in Unrealized Value	$163	$97	$—	$(30)	$(89)
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
Fixed Maturity and Short-Term Investments
As a holder of fixed maturity and short-term investments and mutual funds, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity investments of short-to-medium duration and mutual funds. A table of credit ratings for our fixed maturity and short-term investments is in "Note 6 - Investments" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K. At December 31, 2016, 52.2% of our fixed maturity and short-term investment portfolio was rated AA or higher by a major rating agency (December 31, 2015: 49.6%) with 4.6% rated lower than BBB- (December 31, 2015: 5.0%). The portfolio as a whole had an average credit quality rating of A+ as at December 31, 2016 (December 31, 2015: A+). In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification.

The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we do not believe we have significant concentrations of credit risk.
Reinsurance
We have exposure to credit risk as it relates to our reinsurance balances recoverable. Our insurance subsidiaries remain liable to the extent that retrocessionaires do not meet their contractual obligations and, therefore, we evaluate and monitor concentration of credit risk among our reinsurers. A discussion of our reinsurance balances recoverable is in "Note 10 - Reinsurance Balances Recoverable" in the notes to our consolidated financial statements included within Item 8 of this Annual Report.
As at December 31, 2016, our reinsurance balances recoverable included $242.1 million from a related party and equity method investee, KaylaRe Ltd., amongst other balances, as discussed in "Note 21 - Related Party Transactions" in the notes to our consolidated financial statements included within Item 8 of this Annual Report.
Funds Held
Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds balance is credited with investment income and losses payable are deducted. We are subject to credit risk if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due. Our funds held are shown under two categories on the consolidated balance sheets, where funds held upon which we receive the underlying portfolio economics are shown as "Funds held - directly managed", and funds held where we receive a fixed crediting rate are shown as "Funds held by reinsured companies". Both types of funds held are subject to credit risk. We routinely monitor the creditworthiness of reinsured companies with whom we have funds held arrangements. We have a significant concentration of $1.0 billion with one reinsured company, which has financial strength credit ratings of A+ from A.M. Best and AA from Standard & Poor's.
Equity Price Risk
Our portfolio of equity investments, including the equity funds included in other investments (collectively, "equities at risk"), has exposure to equity price risk, which is the risk of potential loss in fair value resulting from adverse changes in stock prices. Our global equity portfolio is correlated with a blend of the S&P 500 and MSCI World indices and changes in this blend of indices would approximate the impact on our portfolio. The fair value of our equities at risk at December 31, 2016 was $318.6 million (December 31, 2015: $258.9 million). At December 31, 2016, the impact of a 10% decline in the overall market prices of our equities at risk would be $31.9 million (December 31, 2015: $25.9 million), on a pre-tax basis.
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
We have exposure to foreign currency risk through our ownership of European, British, Canadian, and Australian subsidiaries whose functional currencies are the Euro, British pound, Canadian dollar, and Australian dollar, respectively. The foreign exchange gain or loss resulting from the translation of their financial statements from functional currency into U.S. dollars is recorded in the currency translation adjustment account, which is a component of accumulated other comprehensive income (loss) in shareholders’ equity. During the year ended December 31, 2016, we borrowed Euros under the EGL Revolving Credit Facility to hedge the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currency is denominated in Euros. During the year ended December 31, 2016, we entered into forward exchange contracts to hedge the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currencies are denominated in Canadian and Australian dollars. The loan and the forward contracts are discussed in "Note 15 - Loans Payable" and "Note 9 - Derivative Instruments", respectively, in the notes to our consolidated financial statements included within Item 8 of this Annual Report. We utilize hedge accounting to record the foreign exchange gain or loss on these instruments in the currency translation account.
The table below summarizes our net exposures as at December 31, 2016 and 2015 to foreign currencies:

2016	GBP	Euro	AUD	CDN	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$20.6	$17.9	$12.2	$26.6	$5.2	$82.5
Pre-tax impact of a 10% movement of the U.S. dollar(1)	$2.1	$1.8	$1.2	$2.7	$0.5	$8.3

2015	GBP	Euro	AUD	CDN	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$77.2	$108.2	$175.9	$55.2	$9.1	$425.6
Pre-tax impact of a 10% movement of the U.S. dollar(1)	$7.7	$10.8	$17.6	$5.5	$0.9	$42.5

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
We have audited the accompanying consolidated balance sheets of Enstar Group Limited and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedules I, II, III, IV, V and VI as of December 31, 2016 and 2015, and for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements and financial statement Schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement Schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enstar Group Limited and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement Schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Enstar Group Limited’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG Audit Limited
Hamilton, Bermuda
February 27, 2017

ENSTAR GROUP LIMITED
CONSOLIDATED BALANCE SHEETS
As of December 31, 2016 and 2015

	2016	2015
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$222,918	$85,104
Short-term investments, available-for-sale, at fair value (amortized cost: 2016 — $287; 2015 — $8,630)	268	8,622
Fixed maturities, trading, at fair value	4,388,242	4,728,521
Fixed maturities, available-for-sale, at fair value (amortized cost: 2016 — $269,577; 2015 — $300,160)	267,499	293,679
Equities, trading, at fair value	95,047	111,495
Other investments, at fair value	937,047	980,289
Other investments, at cost	131,651	133,071
Total investments	6,042,672	6,340,781
Cash and cash equivalents	954,871	795,245
Restricted cash and cash equivalents	363,774	499,924
Funds held - directly managed	994,665	—
Premiums receivable	406,676	381,412
Deferred tax assets	11,374	29,906
Prepaid reinsurance premiums	219,115	121,427
Reinsurance balances recoverable	1,460,743	1,451,921
Funds held by reinsured companies	82,073	92,798
Deferred acquisition costs	58,114	89,123
Goodwill and intangible assets	184,855	191,304
Other assets	842,356	509,110
Assets held for sale	1,244,456	1,269,583
TOTAL ASSETS	$12,865,744	$11,772,534

LIABILITIES
Losses and loss adjustment expenses	$5,987,867	$5,720,149
Policy benefits for life and annuity contracts	112,095	126,321
Unearned premiums	548,343	542,771
Insurance and reinsurance balances payable	394,021	271,801
Deferred tax liabilities	28,356	32,990
Loans payable	673,603	599,750
Other liabilities	705,318	350,752
Liabilities held for sale	1,150,787	1,189,554
TOTAL LIABILITIES	9,600,390	8,834,088

COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	454,522	417,663

SHAREHOLDERS’ EQUITY
Share capital authorized, issued and fully paid, par value $1 each (authorized 2016 and 2015: 156,000,000):
Ordinary shares (issued and outstanding 2016: 16,175,250; 2015: 16,133,334)	16,175	16,133
Non-voting convertible ordinary shares:
Series A (issued 2016: nil; 2015: 2,972,892)	—	2,973
Series C (issued and outstanding 2016: 2,792,157; 2015: 2,725,637)	2,792	2,726
Series E (issued and outstanding 2016: 404,771; 2015: 404,771)	405	405
Series C Preferred Shares (issued and outstanding 2016: 388,571; 2015: nil)	389	—
Treasury shares at cost (Preferred shares 2016: 388,571; Series A non-voting convertible ordinary shares 2015: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	1,380,109	1,373,044
Accumulated other comprehensive loss	(23,549)	(35,162)
Retained earnings	1,847,550	1,578,312
Total Enstar Group Limited Shareholders’ Equity	2,802,312	2,516,872
Noncontrolling interest	8,520	3,911
TOTAL SHAREHOLDERS’ EQUITY	2,810,832	2,520,783
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	$12,865,744	$11,772,534
See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$823,514	$753,744	$542,991
Fees and commission income	39,364	39,347	34,919
Net investment income	185,463	122,564	66,024
Net realized and unrealized gains (losses)	77,818	(41,523)	51,991
Other income	4,836	30,328	14,149
	1,130,995	904,460	710,074
EXPENSES
Net incurred losses and loss adjustment expenses	174,099	104,333	9,146
Life and annuity policy benefits	(2,038)	(546)	84
Acquisition costs	186,569	163,716	117,542
General and administrative expenses	423,734	389,159	337,120
Interest expense	20,642	19,403	12,922
Net foreign exchange losses	665	3,373	5,962
	803,671	679,438	482,776
EARNINGS BEFORE INCOME TAXES	327,324	225,022	227,298
INCOME TAXES	(34,874)	(12,650)	(5,601)
NET EARNINGS FROM CONTINUING OPERATIONS	292,450	212,372	221,697
NET EARNINGS (LOSS) FROM DISCONTINUING OPERATIONS, NET OF INCOME TAX EXPENSE	11,963	(2,031)	5,539
NET EARNINGS	304,413	210,341	227,236
Less: Net loss (earnings) attributable to noncontrolling interest	(39,606)	9,950	(13,487)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$264,807	$220,291	$213,749

Earnings per ordinary share attributable to Enstar Group Limited:
Basic:
Net earnings from continuing operations	$13.10	$11.55	$11.31
Net earnings (loss) from discontinuing operations	0.62	(0.11)	0.30
Net earnings per ordinary share	$13.72	$11.44	$11.61
Diluted:
Net earnings from continuing operations	$13.00	$11.46	$11.15
Net earnings (loss) from discontinuing operations	0.62	(0.11)	0.29
Net earnings per ordinary share	$13.62	$11.35	$11.44
Weighted average ordinary shares outstanding:
Basic	19,299,426	19,252,072	18,409,069
Diluted	19,447,241	19,407,756	18,678,130

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(expressed in thousands of U.S. dollars)
NET EARNINGS	$304,413	$210,341	$227,236
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on fixed income investments arising during the year	4,776	(3,219)	(6,297)
Reclassification adjustment for net realized gains included in net earnings	(384)	(266)	(58)
Unrealized gains (losses) arising during the year, net of reclassification adjustment	4,392	(3,485)	(6,355)
Decrease (increase) in defined benefit pension liability	3,079	3	(5,477)
Currency translation adjustment	4,793	(24,694)	(19,421)
Total other comprehensive gain (loss)	12,264	(28,176)	(31,253)
Comprehensive income	316,677	182,165	195,983
Less comprehensive (income) loss attributable to noncontrolling interest	(40,257)	15,650	(8,898)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$276,420	$197,815	$187,085

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(expressed in thousands of U.S. dollars)
Share Capital — Ordinary Shares
Balance, beginning of year	$16,133	$15,761	$13,803
Issue of shares	42	63	1,958
Conversion of Series E Non-Voting Convertible Ordinary Shares	—	309	—
Balance, end of year	$16,175	$16,133	$15,761
Share Capital — Series A Non-Voting Convertible Ordinary Shares
Balance, beginning and end of year	$2,973	$2,973	$2,973
Shares converted to Series C Convertible Participating Non-Voting Perpetual Preferred Stock	(2,973)	—	—
Balance, end of period	$—	$2,973	$2,973
Share Capital — Series C Non-Voting Convertible Ordinary Shares
Balance, beginning and end of year	$2,726	$2,726	$2,726
Warrants exercised	66	—	—
Balance, end of period	$2,792	$2,726	$2,726
Share Capital — Series E Non-Voting Convertible Ordinary Shares
Balance, beginning of year	$405	$714	$—
(Conversion to Ordinary Shares) / Conversion of Series B Preferred Stock	—	(309)	714
Balance, end of year	$405	$405	$714
Share Capital — Series B Convertible Participating Non-Voting Perpetual Preferred Stock
Balance, beginning of year	$—	$—	$—
Issue of shares	—	—	714
Shares converted to Series E Non-Voting Convertible Ordinary Shares	—	—	(714)
Balance, end of year	$—	$—	$—
Share Capital — Series C Convertible Participating Non-Voting Perpetual Preferred Stock
Balance, beginning of period	$—	$—	$—
Conversion of Series A Non-Voting Convertible Ordinary Stock	389	—	—
Balance, end of period	$389	$—	$—
Treasury Shares
Balance, beginning and end of year	$(421,559)	$(421,559)	$(421,559)
Additional Paid-in Capital
Balance, beginning of year	$1,373,044	$1,321,715	$962,145
Issue of shares and warrants	529	1,765	354,622
Conversion of Series A Non-Voting Convertible Ordinary Stock	2,584	—	—
Amortization of share-based compensation	3,952	7,867	4,948
Equity attributable to purchase of noncontrolling shareholders’ interest in subsidiaries	$—	$41,697	$—
Balance, end of year	$1,380,109	$1,373,044	$1,321,715
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	$(35,162)	$(12,686)	$13,978
Currency translation adjustment
Balance, beginning of year	(23,790)	(2,779)	14,264
Change in currency translation adjustment	4,797	(23,948)	(17,043)
Purchase of noncontrolling shareholders' interest in subsidiaries	—	2,937	—
Balance, end of year	(18,993)	(23,790)	(2,779)
Defined benefit pension liability
Balance, beginning of year	(7,723)	(7,726)	(2,249)
Change in defined benefit pension liability	3,079	3	(5,477)
Balance, end of year	(4,644)	(7,723)	(7,726)
Unrealized gains (losses) on investments
Balance, beginning of year	(3,649)	(2,181)	1,963
Change in unrealized losses on investments	3,737	(1,780)	(4,144)
Purchase of noncontrolling shareholders’ interest in subsidiaries	—	312	—
Balance, end of year	88	(3,649)	(2,181)
Balance, end of year	$(23,549)	$(35,162)	$(12,686)
Retained Earnings
Balance, beginning of year	1,578,312	$1,395,206	$1,181,457
Net earnings attributable to Enstar Group Limited	264,807	220,291	213,749
Change in redemption of redeemable noncontrolling interests	4,431	(37,185)	—
Balance, end of year	$1,847,550	$1,578,312	$1,395,206
Noncontrolling Interest (excludes redeemable noncontrolling interests)
Balance, beginning of year	$3,911	$217,970	$222,000
Sale of noncontrolling shareholders' interest in subsidiaries	—	(195,347)	—
Return of capital	—	—	(11,864)
Dividends paid	—	(733)	(18,108)
Contribution of capital	5,643	680	18,081

Reallocation from (to) redeemable noncontrolling interest	—	(15,801)	1,028
Net earnings (loss) attributable to noncontrolling interest	(1,034)	(1,153)	9,429
Foreign currency translation adjustments	—	(1,558)	(2,181)
Net movement in unrealized holding losses on investments	—	(147)	(415)
Balance, end of year	$8,520	$3,911	$217,970

 See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings	$304,413	$210,341	$227,236
Net (earnings) loss from discontinued operations	(11,963)	2,031	(5,539)
Adjustments to reconcile net earnings to cash flows provided by (used in) operating activities:
Realized losses (gains) on sale of investments	7,036	(15,859)	(22,169)
Unrealized losses (gains) on investments	(84,854)	57,380	(29,810)
Other non-cash items	8,566	3,984	(1,268)
Depreciation and other amortization	34,938	40,922	43,870
Net change in trading securities held on behalf of policyholders	(1,284)	(7,241)	4,256
Sales and maturities of trading securities	3,406,788	3,651,680	2,836,921
Purchases of trading securities	(3,100,515)	(4,052,430)	(1,986,441)
Changes in:
Reinsurance balances recoverable	(21,866)	391,182	428,718
Funds held by reinsured companies	(967,379)	32,435	114,348
Losses and loss adjustment expenses	259,339	(276,711)	(967,263)
Policy benefits for life and annuity contracts	(11,037)	9,110	(839)
Insurance and reinsurance balances payable	120,515	(20,635)	(190,464)
Unearned premiums	5,682	(19,355)	8,000
Other operating assets and liabilities	(151,068)	(271,986)	84,449
Net cash flows provided by (used in) operating activities	(202,689)	(265,152)	544,005
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	$(18,454)	$130,667	$60,319
Sales and maturities of available-for-sale securities	81,596	142,824	109,994
Purchase of available-for-sale securities	(52,568)	(102,214)	(116,738)
Purchase of other investments	(91,093)	(315,583)	(346,313)
Redemption of other investments	245,069	165,711	104,684
Other investing activities	(7,841)	(1,520)	632
Net cash flows provided by (used in) investing activities	156,709	19,885	(187,422)
FINANCING ACTIVITIES:
Distribution of capital to noncontrolling interest	$—	$—	$(11,864)
Contribution by noncontrolling interest	5,643	680	17,768
Contribution by redeemable noncontrolling interest	—	15,728	273,035
Dividends paid to noncontrolling interest	—	(16,861)	(18,108)
Purchase of noncontrolling interest	—	(150,400)	—
Receipt of loans	571,048	657,700	70,000
Repayment of loans	(493,250)	(377,500)	(199,245)
Net cash flows provided by financing activities	83,441	129,347	131,586
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(13,985)	(18,533)	(17,546)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	23,476	(134,453)	470,623
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	1,295,169	1,429,622	958,999
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$1,318,645	$1,295,169	$1,429,622

Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$22,216	$33,305	$41,830
Interest paid	$19,451	$19,395	$16,130

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$954,871	$795,245	$897,674
Restricted cash and cash equivalents	363,774	499,924	531,948
Cash, cash equivalents and restricted cash	$1,318,645	$1,295,169	$1,429,622
See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, 2015 and 2014

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

(ii)
Atrium - Atrium Underwriters Ltd. is a managing general agent at Lloyd’s of London ("Lloyd's"), which manages Syndicate 609. Through a corporate capital vehicle, Atrium 5 Ltd., we provide 25% of the syndicate’s underwriting capacity and capital (with the balance provided by traditional Lloyd’s Names). Atrium underwrites specialist marine, energy, aerospace, non-marine and liability classes.

(iii)
StarStone - StarStone is a global specialty insurer that underwrites a diverse range of property, casualty and specialty insurance through its operations in Bermuda, the United States, the United Kingdom, and Continental Europe. Certain run-off business of StarStone is recorded in our Non-life Run-off segment.

(iv)	Life and Annuities - This segment comprises our subsidiaries managing our closed-blocks of life and annuity business and our life settlements business.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Preparation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The consolidated financial statements include our assets, liabilities and results of operations as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014. Results of operations for acquired subsidiaries are included from the date of acquisition. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ materially from our estimates. Accounting policies that we believe are most dependent on assumptions and estimates are considered to be our critical accounting policies and are related to the determination of:

•	liability for losses and loss adjustment expenses ("LAE");

•	liability for policy benefits for life and annuity contracts;

•	reinsurance balances recoverable;

•	gross and net premiums written and net premiums earned;

•	impairment charges, including other-than-temporary impairments on investment securities classified as available-for-sale, and impairments on goodwill, intangible assets and deferred charges;

•	fair value measurements of investments;

•	fair value estimates associated with accounting for acquisitions; and

•	redeemable noncontrolling interests.
Significant Accounting Policies
(a) Premiums
Non-Life
Non-life premiums written are earned on a pro-rata basis over the period the coverage is provided. Reinsurance premiums are recorded at the inception of the policy, are based upon contractual terms and, for certain business, are estimated based on underlying contracts or from information provided by insureds and/or brokers. Changes in reinsurance premium estimates are expected and may result in adjustments in future periods. Any subsequent differences arising on such estimates are recorded as premiums written in the period in which they are determined.
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
Life and Annuities
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
(b) Acquisition Costs
Acquisition costs, consisting principally of commissions and brokerage expenses and certain premium taxes and fees incurred at the time a contract or policy is issued and that vary with and are directly related to the successful efforts of acquiring new insurance contracts or renewing existing insurance contracts, are deferred and amortized over the period in which the related premiums are earned. Deferred acquisition costs are limited to their estimated realizable value by line of business based on the related unearned premiums, anticipated claims and claim expenses and anticipated investment income.
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
Our insurance and reinsurance subsidiaries also establish provisions for LAE relating to run-off costs for the estimated duration of the run-off, which are included in losses and LAE. These provisions are assessed at each reporting date, and provisions relating to future periods are adjusted to reflect any changes in estimates of the periodic run-off costs or the duration of the run-off, including the impact of any acceleration of the run-off period that may be caused by commutations. Provisions relating to the current period together with any adjustment to future run-off provisions are included in net incurred losses and LAE in the consolidated statements of earnings.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
(d) Policy Benefits for Life and Annuity Contracts
Policy benefits for life and annuity contracts (“policy benefits”) are calculated using the net level premium method and are derived using locked-in assumptions. Policy benefits are established and maintained at a level that we estimate will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support all future cash flow benefit obligations and third-party servicing obligations as they become payable. We review policy benefits regularly and perform loss recognition testing based upon cash flow projections.
Since the development of the policy benefits is based upon projections of future cash flows, we are required to make assumptions for mortality, longevity and morbidity rates, lapse rates, expenses and investment income. The assumptions used to determine policy benefits are determined at the inception of the contracts, reviewed and adjusted at the point of acquisition, as required, and are locked-in throughout the life of the contract unless a premium deficiency develops. These locked-in assumptions are based on a best estimate view of experience at the time they are established and may include a provision for adverse deviation.  Assumptions are established based upon a combination of historical and industry experience, when available, and management judgment.  Actual results could differ from these estimates.
Policy benefit liabilities are reviewed periodically to determine whether a premium deficiency exists.  Management reviews emerging experience and updates best estimate assumptions where appropriate.  If existing policy benefit reserves, reduced by unamortized acquisition costs, together with the present value of future gross premiums using current best estimate assumptions, are insufficient in covering the present value of future benefits, settlement, and maintenance costs using current best estimate assumptions, a premium deficiency is deemed to exist. To remediate, unamortized acquisition costs are reduced until the premium deficiency has been eliminated.  If unamortized acquisition costs have been entirely written off and a premium deficiency still exists, locked-in assumptions are revised and a charge for policy benefits is recognized.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive income. Realized gains and losses on sales of investments classified as available-for-sale are recognized in the consolidated statements of earnings.
The costs of short-term and fixed maturity investments are adjusted for amortization of premiums and accretion of discounts, recognized using the effective yield method and included in net investment income. For mortgage-backed and asset-backed investments, and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and reviewed on a regular basis.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The investments are subject to quarterly impairment review on a contract-by-contract basis. An investment in life settlements is considered impaired if the undiscounted cash flows resulting from the expected proceeds from the investment in life settlements are not sufficient to recover the current carrying amount for the investment in life settlements plus anticipated undiscounted future premiums and other capitalizable future costs, if any. Impaired contracts are written down to their estimated fair value, which is determined on a discounted cash flow basis using current market longevity assumptions and market yields, with any impairment charges included within net realized and unrealized gains (losses).
Cash and cash equivalents
Cash equivalents includes all highly liquid debt instruments purchased with an original maturity of three months or less.
(g) Funds Held
Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds balance is credited with investment income and losses payable are deducted. Funds held are shown under two categories on the consolidated balance sheets, where funds held upon which we receive the underlying portfolio economics are shown as "Funds held - directly managed", and funds held where we receive a fixed crediting rate are shown as "Funds held by reinsured companies". Funds held by reinsured companies are carried at cost. Funds held - directly managed, carried at fair value, represents the aggregate of funds held at cost and the value of an embedded derivative. The embedded derivative relates to our contractual right to receive the return on the underlying investment portfolio economics. The investment returns on both categories of funds held are recognized in net investment income and net realized and unrealized gains (losses). The revaluation of the embedded derivative is included in net unrealized gains (losses).
(h) Fees and Commission Income
Fees and commission income primarily includes profit commissions earned from managed Lloyd's syndicates, recorded on an accrual basis.
(i) Foreign Exchange
Our reporting currency is the U.S. dollar. Assets and liabilities of entities whose functional currency is not the U.S. dollar are translated at period end exchange rates. Revenues and expenses of such foreign entities are translated at average exchange rates during the year. The effect of the currency translation adjustments for these foreign entities is included in accumulated other comprehensive income (loss).
Other foreign currency assets and liabilities that are considered monetary items are translated at exchange rates in effect at the balance sheet date. Foreign currency revenues and expenses are translated at transaction date exchange rates. These exchange gains and losses are recognized in net earnings.
(j) Share-based Compensation
We have primarily used three types of share-based compensation: restricted shares and restricted share units, cash-settled stock appreciation rights ("SARs") and shares issued under our employee share purchase plans. With the exception of SARs and the incentive plan awards issued to certain employees of Atrium, our share-based compensation awards qualify for equity classification. The fair value of the compensation cost is measured at the grant date and is expensed over the service period of the award. The SARs and the Atrium incentive plan awards are classified as liability awards. Liability classified awards are recorded at fair value within other liabilities in the consolidated balance sheet with changes in fair value relating to the vested portion of the award recorded within general and administrative expenses in the consolidated statements of earnings.
(k) Derivative Instruments
We recognize all derivatives as either assets or liabilities in the consolidated balance sheets and carry them at the fair value of the instrument. We utilize derivative instruments in our foreign currency risk management strategy. Changes in fair value and realized gains or losses on derivative instruments are recognized in net earnings if we have not designated a hedge or the criteria for a designated hedge has not been met or is not effective, or in accumulated other comprehensive income (loss) if a designated hedge has been effective. Certain of our funds held contain embedded derivatives as described above.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(l) Income Taxes
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
(m) Earnings Per Share
Basic earnings per share is based on the weighted average number of ordinary shares outstanding and excludes potentially dilutive securities such as restricted shares, restricted share units, warrants, options and convertible securities. Diluted earnings per share is based on the weighted average number of ordinary and ordinary share equivalents outstanding calculated using the treasury stock method for all potentially dilutive securities. When the effect of dilutive securities would be anti-dilutive, these securities are excluded from the calculation of diluted earnings per share.
(n) Acquisitions, Goodwill and Intangible Assets
The purchase method is used to account for acquisitions. This method requires that we record the acquired assets and liabilities at their estimated fair value. The fair values of each of the acquired reinsurance assets and liabilities are derived from probability-weighted ranges of the associated projected cash flows, based on actuarially prepared information and management’s run-off strategy. Our run-off strategy, as well as that of other run-off market participants, is expected to be different from the seller's as generally sellers are not specialized in running off insurance and reinsurance liabilities whereas we and other market participants do specialize in such run-offs.
The key assumptions used by us and, we believe, by other run-off market participants in the fair valuation of acquired companies are (i) the projected payout, timing and amount of claims liabilities; (ii) the related projected timing and amount of reinsurance collections; (iii) an appropriate discount rate, which is applied to determine the present value of the future cash flows; (iv) the estimated unallocated LAE to be incurred over the life of the run-off; (v) the impact of any accelerated run-off strategy; and (vi) an appropriate risk margin.
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
Intangible assets represent the fair value adjustments related to unpaid losses and LAE, reinsurance balances recoverable and policy benefits for life and annuity contracts along with the intangible assets arising from the acquisitions of Atrium and StarStone. Definite-lived intangible assets are amortized over their useful lives. Amortization of intangible assets is recognized in the consolidated statement of earnings. Indefinite-lived intangible assets are not subject to amortization. The carrying values of intangible assets are reviewed for indicators of impairment at least annually. Impairment is recognized if the carrying values of the intangible assets are not recoverable from their undiscounted cash flows and are measured as the difference between the carrying value and the fair value.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(o) Retroactive Reinsurance and Deferred Charges
Retroactive reinsurance policies provide indemnification of losses and LAE with respect to past loss events.
In our Non-life Run-off segment we use the balance sheet accounting approach for assumed loss portfolio transfers, whereby at the inception of the contract there are no premiums or losses recorded in earnings. At the inception of a contract, a deferred charge asset is recorded for the excess, if any, of the estimated ultimate losses payable over the premiums received. Deferred charges, recorded in other assets, are amortized over the estimated claim payment period of the related contract with the periodic amortization reflected in earnings as a component of losses and LAE. Deferred charges amortization is adjusted at each reporting period to reflect new estimates of the amount and timing of remaining loss payments.  Changes in the estimated amount and the timing of payments of unpaid losses may have an effect on the unamortized deferred charges and the amount of periodic amortization. Deferred charges are assessed at each reporting period for impairment. If the asset is determined to be impaired, it is written down in the period in which the determination is made.
In our Non-life Run-off and StarStone segments we have ceded business to KaylaRe Ltd., an affiliated reinsurer, as described in Note 21 - "Related Party Transactions". The reinsurance ceded by StarStone to KaylaRe Ltd. during the year ended December 31, 2016 was mostly recognized as retroactive reinsurance, except for the unearned ceded premium as at December 31, 2016 which is recognized as prospective reinsurance. The reinsurance ceded by StarStone to KaylaRe Ltd. from January 1, 2017 will be recognized as prospective reinsurance.
(p) Redeemable Noncontrolling Interest
In connection with the acquisitions of Arden, Atrium and StarStone, certain subsidiaries issued shares to noncontrolling interests. These shares provide certain redemption rights to the holders, which may be settled in our own shares or cash, at our option. Redeemable noncontrolling interest with redemption features that are not solely within our control are classified within temporary equity in the consolidated balance sheets and carried at the redemption value, which is fair value. Change in the fair value is recognized through retained earnings as if the balance sheet date were also the redemption date.
(q) Internal-use Software
Direct internal and external costs to acquire or develop internal-use software have been capitalized. We only capitalize costs incurred after the preliminary project stage has been completed, and when management has authorized and committed to funding the project and it is probable that the project will be completed and the software will be used to perform the functions intended. Capitalized costs related to internal-use software are amortized on a straight-line basis over the estimated useful lives of the assets. These capitalized costs are also assessed for impairment when impairment indicators exist.
(r) Held-for-sale Business and Discontinued Operations
We report a business as held-for-sale when management has approved the sale or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the next 12 months and certain other specified criteria are met. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less costs of selling. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Assets and liabilities related to the businesses classified as held-for-sale are separately reported in our Consolidated Balance Sheets beginning in the period in which the business is classified as held-for-sale. Refer to Note 5 for further information regarding our held-for-sale business. This business was also classified as discontinued operations whose results were aggregated and presented in one line in the consolidated statements of earnings.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Standards Adopted in 2016

Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows - Restricted Cash

In November 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-18, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We have early adopted this guidance and applied it retrospectively to all periods presented on our consolidated financial statements.

ASU 2016-17, Consolidation - Interests Held through Related Parties that are under Common Control
In October 2016, the FASB issued ASU 2016-17, which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The adoption of this guidance did not have a material impact on our consolidated financial statements and disclosures.
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
ASU 2015-09, Disclosures about Short-Duration Contracts
In May 2015, the FASB issued ASU 2015-09, which makes targeted improvements to disclosure requirements for insurance companies that issue short-duration contracts. The ASU requires enhanced disclosures, on an annual basis, related to the reserve for losses and loss expenses which include (1) net incurred and paid claims development information by accident year, (2) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the reserve for losses and LAE, (3) for each accident year presented of incurred claims development, information about claim frequency (unless impracticable), and the amounts of IBNR liabilities, including expected development on reported claims, included in the reserve for losses and LAE, (4) a description of, and any significant changes to the methods for determining both IBNR and expected development on reported claims, and (5) for each accident year presented of incurred claims development, quantitative information about claims frequency, as well as a description of methodologies used for determining claim frequency information. The ASU is effective for annual periods beginning after December 15, 2015. While the adoption of this guidance impacted our disclosures, it did not have an impact on our consolidated financial statements.
ASU 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value or its Equivalent
In May 2015, the FASB issued ASU 2015-07, which eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at the net asset value ("NAV") per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. In addition, the scope of current disclosure requirements for investments eligible to be measured at NAV is limited to investments for which the practical expedient is applied. While the adoption of this guidance impacted our disclosures, it did not have an impact on our consolidated financial statements.
ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, which changes the presentation of debt issuance costs in financial statements. Under the guidance, an entity would present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The adoption of this guidance did not have an impact on our consolidated financial statements and disclosures.

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
Recently Issued Accounting Pronouncements Not Yet Adopted
ASU 2017-04, Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, which simplifies the accounting for goodwill impairments by eliminating Step 2 from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The ASU is effective for any interim and annual impairment tests for periods beginning after December 15, 2019. Early adoption is permitted for any interim and annual impairment tests occurring after January 1, 2017. We intend to adopt this new guidance for our annual impairment tests occurring after January 1, 2017 and do not expect the adoption to have a material impact on our consolidated financial statements.
ASU 2017-01, Clarifying the Definition of a Business
In January 2017, the FASB issued ASU 2017-01 to clarify the definition of a business in Accounting Standards Codification (“ASC”) 805 Business Combinations with the intent of making the application of the guidance more consistent and cost-efficient. This clarification is expected to result in fewer acquired sets of assets and liabilities being identified as businesses. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB issued ASU 2016-16, which requires immediate recognition of the tax consequences of many intercompany asset transfers other than inventory. The ASU is effective for interim and annual reporting periods beginning after December 15, 2017, however early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements and disclosures.
ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU 2016-15, which amends the guidance on the classification of certain cash receipts and payments in the statement of cash flows. The ASU is effective for interim and annual reporting periods beginning after December 15, 2017, however early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements and disclosures.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We expect to adopt the new guidance on January 1, 2020 and upon adoption the OTTI approach we currently use for our available for sale securities whereby any credit losses are presented as write-downs on individual securities will be replaced by an approach whereby any credit losses are instead presented as an allowance against each security. This revised approach records the full effect of reversals of any credit losses in current period earnings, compared to current U.S. GAAP which amortizes the reversal of credit losses over the lifetime of the security. The length of time an available for sale security has been in an unrealized loss position will no longer be considered in determining whether to record a credit loss. In addition, the historical and implied volatility of the fair value of an available for sale security and recoveries or declines in fair value after the balance sheet date will no longer be considered when making a determination of whether a credit loss exists. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements and disclosures.
ASU 2016-09, Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for interim and annual reporting periods beginning after December 15, 2016. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements and disclosures.
ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting
In March 2016, the FASB issued ASU 2016-07, which simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. Entities are therefore required to apply the guidance prospectively to increases in the level of ownership interest or degree of influence occurring after the ASU’s effective date. The ASU further requires that unrealized holding gains or losses in accumulated other comprehensive income related to an available-for-sale security that becomes eligible for the equity method be recognized in earnings as of the date on which the investment qualifies for the equity method. The ASU is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements and disclosures.
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
We expect to adopt the new standard on January 1, 2019 and will recognize and measure our leasing arrangements at the beginning of the earliest period presented using the modified retrospective approach permitted by the ASU. The modified retrospective approach includes a number of specific optional practical expedients which we intend to elect on adoption of the ASU, relating to, (1) the identification and classification of leases that commenced before the effective date, (2) initial direct costs for leases that commenced before the effective date, and (3) the ability to use hindsight in evaluating lessee options to extend or terminate a lease. The election of these practical expedients will allow us to in effect, continue to account for leases that commence before the effective date in accordance with the previous GAAP unless the lease is modified. The only exception would be that we will be required to recognize a right-of-use asset and a lease liability for all our existing operating leases at each reporting date based on the present value of the remaining minimum lease rental payments that we are disclosing under current U.S. GAAP. We are continuing to review all our operating lease arrangements to quantify the right-of-use asset and the offsetting lease liability to be recorded on our Consolidated Balance Sheet upon adoption of this guidance.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASU 2016-01, Recognition and Measurement of Financial Instruments
In January 2016, the FASB issued ASU 2016-01, which amends the guidance on the classification and measurement of financial instruments. Although the ASU retains many of the current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities, and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The ASU is effective for interim and annual reporting periods beginning after December 15, 2017. The adoption of this guidance may have an impact, possibly material, on our consolidated financial statements at the date of adoption in relation to any financial liabilities for which we may elect the fair value option.
ASU's 2014-09, 2016-08, 2016-10, 2016-12, Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC including ASC 944, Insurance. However, while contracts within the scope of ASC 944 are excluded from the scope of the ASU, certain insurance-related contracts should be accounted for under the ASU, for example contracts under which service providers charge their customers fixed fees in exchange for an agreement to provide services for an uncertain future event. Certain of the ASU’s provisions also apply to transfers of non-financial assets and include guidance on recognition and measurement.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations, which clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, which amends the guidance in ASU 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients, which clarifies the following aspects in ASU 2014-09 - (1) collectability, (2) presentation of sales taxes and other similar taxes collected from customers, (3) noncash considerations, (4) contract modifications at transition, (5) completed contracts at transition, and (6) technical correction.
We are required to adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 together with ASU 2014-09, which is effective for interim and annual reporting periods beginning after December 15, 2017.We expect to adopt this guidance on January 1, 2018. The two permitted transition methods under the new revenue standard are the full retrospective method, in which case the guidance would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial adoption. We expect to adopt the guidance using the modified retrospective method. While we are still in the process of completing our analysis of the impact this guidance will have on our consolidated financial statements and related disclosures, we do not expect the impact to be material, as the majority of our revenues are within the scope of other FASB topics, primarily ASC 944, Insurance.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. ACQUISITIONS
2016
Dana Companies
On December 30, 2016, we completed the acquisition of Dana Companies, LLC ("Dana Companies") from Dana Incorporated ("Dana"). Dana Companies holds liabilities associated with personal injury asbestos claims and environmental claims arising from its legacy manufacturing operations. Dana Companies’ assets include, amongst others, insurance rights related to coverage against these liabilities and marketable securities.
The total consideration for the transaction was $88.5 million.

Purchase price	$88,500
Net assets acquired at fair value	$88,500
Excess of purchase price over fair value of net assets acquired	$—
The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date, recorded in our Non-life Run-off segment.

Total
ASSETS
Short-term investments, trading, at fair value	$22,747
Fixed maturities, trading, at fair value	61,389
Other investments, at fair value	46,589
Total investments	130,725
Cash and cash equivalents	58,430
Restricted cash and cash equivalents	1,692
Other assets - Insurance balances recoverable	133,032
Other assets	5,383
TOTAL ASSETS	329,262
LIABILITIES
Other liabilities - Asbestos related	220,496
Other liabilities	20,266
TOTAL LIABILITIES	240,762
NET ASSETS ACQUIRED AT FAIR VALUE	$88,500
From the date of acquisition to December 31, 2016, we did not record any earnings from Dana Companies.
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
The total consideration for the transaction was €32.8 million (or $35.2 million).

Purchase price	$35,225
Net assets acquired at fair value	$35,225
Excess of purchase price over fair value of net assets acquired	$—

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair values of the assets acquired and liabilities assumed in the Alpha transaction at the acquisition date, allocated by segment.

	Life and Annuities Segment	Non-life Run-off Segment	Total
ASSETS
Short-term investments, trading, at fair value	$—	$8,644	$8,644
Short-term investments, available-for-sale, at fair value	6,687	—	6,687
Fixed maturities, trading, at fair value	—	31,350	31,350
Fixed maturities, available-for-sale, at fair value	96,656	—	96,656
Other investments, at fair value	—	1,339	1,339
Total investments	103,343	41,333	144,676
Cash and cash equivalents	25,258	39,451	64,709
Reinsurance balances recoverable — reserves	302	4,041	4,343
Reinsurance balances recoverable — paids	1,320	10,831	12,151
Prepaid reinsurance premiums	—	3,213	3,213
Other assets	2,298	3,097	5,395
TOTAL ASSETS	132,521	101,966	234,487
LIABILITIES
Losses and LAE	117,188	56,021	173,209
Funds withheld	—	473	473
Insurance and reinsurance balances payable	779	6,212	6,991
Unearned premium	—	5,969	5,969
Other liabilities	2,875	9,745	12,620
TOTAL LIABILITIES	120,842	78,420	199,262
NET ASSETS ACQUIRED AT FAIR VALUE	$11,679	$23,546	$35,225
From the date of acquisition to December 31, 2015, we earned premiums of $nil, recorded net incurred losses and LAE of $nil on those earned premiums, and recorded $0.1 million in net losses attributable to Enstar Group Limited related to Alpha’s business.
Wilton Re
On May 5, 2015, we completed the acquisition of certain subsidiaries from Wilton Re Limited ("Wilton Re"), which hold interests in life insurance policies. These interests were acquired by Wilton Re in the secondary and tertiary markets and through collateralized lending transactions.
The total consideration for the transaction was $173.1 million, paid in two installments. The first installment of $89.1 million was paid on closing. The second installment of $83.9 million was paid on the first anniversary of closing. The companies are operating as part of the Life and Annuities segment.

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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASSETS
Other investments	$142,182
Cash and cash equivalents	5,043
Other assets	26,376
TOTAL ASSETS	$173,601
TOTAL LIABILITIES	543
NET ASSETS ACQUIRED AT FAIR VALUE	$173,058
From the date of acquisition to December 31, 2015, we recorded $16.5 million in net earnings attributable to Enstar Group Limited related to the life settlement contract business.
Canada Pension Plan Investment Board ("CPPIB"), together with management of Wilton Re, owns 100% of the common stock of Wilton Re. Subsequent to the closing of our transaction with Wilton Re, CPPIB separately acquired certain of our voting and non-voting ordinary shares in several third party transactions during 2015 and 2016, as described in "Note 21 - Related Party Transactions."
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The net unearned premiums acquired included a decrease of $34.6 million to adjust net unearned premiums to fair value. This fair value adjustment is included within unearned premiums on the consolidated balance sheet. As at December 31, 2016, $16.1 million has been amortized to acquisition costs and $15.7 million has been amortized to net premiums earned in the consolidated statements of earnings and comprehensive income. As at December 31, 2016, the remaining balance of the fair value adjustment was $2.7 million, which will be amortized to net premiums earned over the remaining terms of the underlying policies.
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

	Enstar Group Limited	Unaudited
2015		Sussex	Alpha	Wilton Re	Pro forma Adjustments	Enstar Group Limited - Pro forma
Total income	$904,460	$29,990	$31,884	$5,793	$9,494	$981,621
Total expenses	(694,119)	(39,860)	(47,026)	(3,628)	5,894	(778,739)
Total noncontrolling interest	9,950	—	—	—	—	9,950
Net earnings (loss)	$220,291	$(9,870)	$(15,142)	$2,165	$15,388	$212,832

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of the Pro Forma Adjustments to the Pro Forma Condensed Consolidated Statement of Earnings for the Twelve Months Ended December 31, 2015 (Unaudited):

Income:
(a) Reversal of amortization of fair value adjustments related to unearned premium included in Enstar Group results but reflected in 2014 pro formas	13,344
(b) Adjustment to recognize amortization of fair value adjustments related to unearned premium	(3,850)
9,494
Expenses:
(a) Adjustment to interest expense to reflect financing costs of the acquisition for the period	(1,098)
(b) Adjustment to recognize amortization of fair value adjustments related to acquired losses and LAE liabilities and reinsurance balances recoverable	(451)
(c) Reversal of amortization of fair value adjustments related to acquisition costs included in Enstar Group results but reflected in 2014 pro formas	16,173
(d) Adjustment to income taxes for pro forma adjustments	(8,730)
5,894

	Enstar Group Limited	Unaudited
2014		Sussex	Alpha	Wilton Re	Pro forma Adjustments	Enstar Group Limited - Pro forma
Total income	$710,074	$267,939	$44,910	$17,378	$(14,557)	$1,025,744
Total expenses	(482,838)	(360,018)	(52,103)	(10,884)	(3,026)	(908,869)
Total noncontrolling interest	(13,487)	—	—	—	—	(13,487)
Net earnings (loss)	$213,749	$(92,079)	$(7,193)	$6,494	$(17,583)	$103,388
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
The purchase price for StarStone was established in the amended and restated amalgamation agreement as $646.0 million, which was paid partly in cash and partly in our ordinary shares. The number of our shares to be issued

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was fixed at the signing of the amalgamation agreement on July 8, 2013 and was determined by reference to an agreed-upon value per share of $132.448, which was the average closing price of our voting ordinary shares, par value $1.00 per share (the "Voting Ordinary Shares"), over the 20 trading days prior to such signing date. On the day before closing of the amalgamation, the Voting Ordinary Shares had a closing price of $136.31 per share. At closing, we contributed cash of $41.6 million towards the purchase price and $3.6 million towards related transaction expenses, as well as 1,898,326 Voting Ordinary Shares and 714,015 shares of our Series B Convertible Participating Non-Voting Perpetual Preferred Stock (the "Non-Voting Preferred Shares"). Based on a price of $136.31 per share, our contribution of cash and shares to the purchase price totaled $397.7 million in the aggregate. Trident contributed cash of $258.4 million towards the purchase price and $2.4 million towards related transaction expenses. Based on a price of $136.31 per share, the aggregate purchase price paid by us and Trident was $656.1 million.
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
The net unearned premiums acquired included a decrease of $11.1 million to adjust net unearned premiums to fair value. This fair value adjustment is included within unearned premiums on the consolidated balance sheet. As at December 31, 2016, the full amount of $11.1 million had been amortized in the consolidated statements of earnings and comprehensive income.
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
Supplemental Pro Forma Financial Information (Unaudited)
The operating results for StarStone have been included in the consolidated financial statements from the date of acquisition. The following pro forma condensed combined statement of earnings for the years ended December 31, 2014 combines our historical consolidated statements of earnings with the historical consolidated statements of earnings of StarStone, giving effect to the business combinations and related transactions as if they had occurred on January 1, 2014. The unaudited pro forma financial information presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition of StarStone and related transactions had taken place at the beginning of each period presented, nor is it indicative of future results.

	Enstar Group Limited	Unaudited
2014		StarStone	Proforma Adjustments	Enstar Group Limited - Proforma
Total income	$710,074	$147,193	$(1,846)	$855,421
Total expenses	(482,838)	(145,479)	3,670	(624,647)
Total noncontrolling interest	(13,487)	—	(1,451)	(14,938)
Net earnings	$213,749	$1,714	$373	$215,836
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
On December 23, 2015, we completed a corporate reorganization of certain of our subsidiary holding companies. Following the reorganization, StarStone Holdings and Northshore are owned by a common parent, North Bay Holdings Limited ("North Bay"), as described in Note 16 - "Noncontrolling Interests".
Dowling Co-investments during 2014
On May 8, 2014, Dowling Capital Partners I, L.P. ("Dowling") purchased common shares of both StarStone Holdings and Northshore from Kenmare and Trident (on a pro rata basis in accordance with their respective interests) for an aggregate amount of $15.4 million.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the sale of shares to Dowling, Kenmare and Trident owned 60% and 40% of StarStone Holdings and Northshore, respectively. Following the sale Kenmare, Trident and Dowling owned 59.0%, 39.3% and 1.7%, respectively, of StarStone Holdings and Northshore.
The shareholders’ agreements governing North Bay, StarStone Holdings and Northshore, among other things, provide that Kenmare has the right to appoint three members to the StarStone Holdings board of directors and Trident has the right to appoint two members. The shareholders’ agreements also include redemption rights and obligations which are described in Note 23 - "Commitments and Contingencies."

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. SIGNIFICANT NEW BUSINESS
2017
RSA
On February 7, 2017, we entered into an agreement to reinsure U.K. employers' liability legacy business of RSA Insurance Group PLC ("RSA"). Pursuant to the transaction, our subsidiary will assume gross insurance reserves of approximately £957 million (approximately $1.2 billion), relating to 2005 and prior year business. Net insurance reserves are approximately £834 million (approximately $1.0 billion) and the reinsurance premium payable to Enstar’s subsidiary is £799 million (approximately $1.0 billion). The transaction is subject to finalizing and effecting certain security arrangements.
Following the initial reinsurance transaction, which will transfer the economics of the portfolio up to the policy's limits, we and RSA will pursue a portfolio transfer of the business under Part VII of the Financial Services and Markets Act 2000, which would provide legal finality for RSA's obligations.  The transfer is subject to court, regulatory and other approvals.
QBE
On January 11, 2017, we announced the closing of a transaction to reinsure multi-line property and casualty business of QBE Insurance Group Limited ("QBE"). Our subsidiary assumed gross reinsurance reserves of approximately $919.0 million (net reserves of $444.0 million) relating to the portfolio, which primarily includes workers' compensation, construction defect, and general liability discontinued lines of business. In addition our subsidiary has pledged a portion of the premium as collateral to a subsidiary of QBE, and we have provided additional collateral and a limited parental guarantee.
2016
Coca-Cola
On August 5, 2016, we entered into a reinsurance transaction with The Coca-Cola Company and its subsidiaries (“Coca-Cola”) pursuant to which we reinsured certain of Coca-Cola’s retention and deductible risks under its subsidiaries’ U.S. workers’ compensation, auto liability, general liability, and product liability insurance coverage. We assumed total gross reserves of $108.8 million, received total assets of $101.3 million and recorded a deferred charge of $7.5 million, included in other assets. We have transferred $108.8 million into a trust to support our obligations under the reinsurance agreements. We provided a limited parental guarantee, subject to an overall maximum of $27.0 million.
Allianz
On February 17, 2016, we entered into a reinsurance agreement with Allianz SE ("Allianz") to reinsure portfolios of Allianz's run-off business. Pursuant to the reinsurance agreement, our subsidiary reinsured 50% of certain portfolios of workers' compensation, construction defect, and asbestos, pollution, and toxic tort business originally held by Fireman's Fund Insurance Company, and in the process assumed net reinsurance reserves of $1.1 billion. Affiliates of Allianz retained $1.1 billion of reinsurance premium as funds withheld collateral for the obligations of our subsidiary under the reinsurance agreement and we transferred $110.0 million to a reinsurance trust to further support our subsidiary's obligations. We have also provided a limited parental guarantee, which is subject to a maximum cap.  The combined monetary total of the support offered by us through the trust and parental guarantee was initially be capped at $270.0 million.
In addition to the reinsurance transaction described above, we have entered into a consulting agreement with San Francisco Reinsurance Company, an affiliate of Allianz, with respect to the entire $2.2 billion portfolio, including the 50% share retained by affiliates of Allianz.
Shelbourne RITC Transaction
On November 15, 2016, we entered into a RITC transaction of the 2007 and prior underwriting years of account of a Lloyd’s syndicate managed by Neon (formerly Marketform), under which we assumed total net insurance reserves of £121.5 million ($158.0 million) for cash consideration of an equal amount.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2015
Doctors
On November 30, 2015, we completed the assignment and assumption of a portfolio of primarily workers' compensation business from The Doctors Company and its affiliates. Total assets and liabilities assumed were $29.5 million.
Sun Life
On September 30, 2015, we entered into two 100% reinsurance agreements and a related administration services agreement with Sun Life pursuant to which we reinsured all of the run-off workers' compensation carve-out and occupational accident business of Sun Life. We assumed reinsurance reserves of $128.3 million, received total assets of $122.5 million and recorded a deferred charge of $5.8 million, included in other assets. We transferred $30.6 million of additional funds into trust to further support our obligations under the reinsurance agreements. We provided limited parental guarantees, subject to an overall maximum of $36.8 million.
Voya Financial
On May 27, 2015, we entered into two 100% reinsurance agreements and related administration services agreements with a subsidiary of Voya, pursuant to which we reinsured all of the run-off workers' compensation and occupational accident assumed reinsurance business of the Voya subsidiary and that of its Canadian branch. Pursuant to the transaction, the Voya subsidiary transferred assets into two reinsurance collateral trusts securing our obligations under the reinsurance agreements. We assumed reinsurance reserves of $572.4 million, received total assets of $307.0 million and recorded a deferred charge of $265.4 million, included in other assets. We transferred $67.2 million of additional funds to the trusts to further support our obligations under the reinsurance agreements. We provided a limited parental guarantee, subject to a maximum cap with respect to the reinsurance liabilities. As of December 31, 2016, the amount of the parental guarantee was $58.0 million.
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
2014
Shelbourne RITC Transaction
On January 1, 2014, we entered into a RITC of the 2011 and prior underwriting years of account of a Lloyd’s syndicate, under which we assumed total net insurance reserves of £17.0 million ($28.1 million) for cash consideration of an equal amount.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. HELD-FOR-SALE BUSINESS
On February 17, 2017, we entered into a definitive agreement to sell Pavonia Holdings (US) Inc. and its subsidiaries (“Pavonia”) for total consideration of $120.0 million to Southland National Holdings, Inc. The transaction is expected to close in the third or fourth quarter of 2017. The closing of the transaction is subject to customary closing conditions, including regulatory approvals. The proceeds of the sale are expected to be used to pay down our revolving credit facility following closing.
Pavonia is a substantial portion of the Life and Annuities segment. We have classified the assets and liabilities of the businesses to be sold as held-for-sale. The following table summarizes the components of assets and liabilities held-for-sale on our consolidated balance sheet as at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Assets:
Short-term investments, trading, at fair value	$—	$2,246
Fixed maturities, trading, at fair value	326,382	262,273
Fixed maturities, held-to-maturity, at amortized cost	765,554	790,866
Equities, trading, at fair value	4,428	4,446
Other investments, at fair value	15,114	53,743
Cash and cash equivalents	18,018	26,680
Restricted cash and cash equivalents	5,202	11,415
Deferred tax assets	31,500	31,531
Reinsurance balances recoverable	18,029	22,083
Other assets	60,229	64,300
Total assets held for sale	$1,244,456	$1,269,583

Liabilities:
Policy benefits for life and annuity contracts	$1,144,850	$1,178,376
Other liabilities	5,937	11,083
Total liabilities held for sale	$1,150,787	$1,189,459
As of December 31, 2016 and 2015, included in the table above were restricted investments of $786.0 million and $804.2 million, respectively.
The cumulative currency translation adjustment ("CTA") balance in accumulated other comprehensive income (loss), a component of shareholders’ equity, included $(14.8) million as at December 31, 2016 related to Pavonia. Upon completion of the sale, the CTA will be included in earnings as a reduction of the gain on sale.

The Pavonia business qualifies as a discontinued operation. The following table summarizes the components of net earnings (losses) from discontinued operations on the consolidated statements of earnings for the years ended December 31, 2016, 2015 and 2014:

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2016	December 31, 2015	December 31, 2014
INCOME
Net premiums earned	$69,089	$85,327	$103,459
Net investment income	38,140	35,404	36,599
Net realized and unrealized gains (losses)	4,263	271	10,628
Other income	1,912	7,690	1,813
	$113,404	$128,692	$152,499
EXPENSES
Life and annuity policy benefits	76,594	97,472	107,962
Acquisition costs	9,836	13,712	15,031
General and administrative expenses	14,416	13,886	17,206
Other expenses	199	486	1,220
	$101,045	$125,556	$141,419
EARNINGS (LOSS) BEFORE INCOME TAXES	12,359	3,136	11,080
INCOME TAXES	(396)	$(5,167)	(5,541)
NET EARNINGS FROM DISCONTINUED OPERATIONS	$11,963	$(2,031)	$5,539

The following table presents the cash flows of Pavonia for the years ended December 31, 2016, 2015 and 2014:

	December 31, 2016	December 31, 2015	December 31, 2014
Operating activities	$(71,521)	$(5,893)	$(46,386)
Investing activities	56,646	(24,766)	32,641
Financing Activities	—	—	—
Change in cash of businesses held for sale	$(14,875)	$(30,659)	$(13,745)

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. INVESTMENTS
We hold: (i) trading portfolios of fixed maturity investments, short-term investments and equities, carried at fair value; (ii) available-for-sale portfolios of fixed maturity and short-term investments carried at fair value; and (iii) other investments carried at either fair value or cost.
Trading
The fair values of our fixed maturity investments, short-term investments and equities classified as trading were as follows:

	December 31, 2016	December 31, 2015
U.S. government and agency	$840,274	$742,918
Non-U.S. government	267,363	338,170
Corporate	2,387,322	2,564,618
Municipal	47,181	22,247
Residential mortgage-backed	373,528	381,573
Commercial mortgage-backed	217,212	232,847
Asset-backed	478,280	531,252
Total fixed maturity and short-term investments	4,611,160	4,813,625
Equities — U.S.	95,047	108,793
Equities — International	—	2,702
	$4,706,207	$4,925,120
Included within residential and commercial mortgage-backed securities as at December 31, 2016 were securities issued by U.S. governmental agencies with a fair value of $362.9 million (as at December 31, 2015: $355.4 million). Included within corporate securities as at December 31, 2016 were senior secured loans of $90.7 million (as at December 31, 2015: $94.4 million).
The contractual maturities of our fixed maturity and short-term investments classified as trading are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at December 31, 2016	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$748,634	$739,820	16.0%
More than one year through two years	713,175	708,739	15.4%
More than two years through five years	1,270,909	1,259,564	27.3%
More than five years through ten years	651,539	648,156	14.1%
More than ten years	186,066	185,861	4.0%
Residential mortgage-backed	378,516	373,528	8.1%
Commercial mortgage-backed	220,727	217,212	4.7%
Asset-backed	476,595	478,280	10.4%
	$4,646,161	$4,611,160	100.0%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-sale
The amortized cost and fair values of our fixed maturity and short-term investments classified as available-for-sale were as follows:

As at December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$12,784	$32	$(106)	$12,710
Non-U.S. government	86,897	1,303	(2,777)	85,423
Corporate	159,243	2,040	(2,628)	158,655
Municipal	6,585	12	(21)	6,576
Residential mortgage-backed	488	39	—	527
Asset-backed	3,867	9	—	3,876
	$269,864	$3,435	$(5,532)	$267,767

As at December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$25,102	$80	$(341)	$24,841
Non-U.S. government	89,631	42	(3,889)	85,784
Corporate	182,773	1,040	(3,429)	180,384
Municipal	5,959	4	(36)	5,927
Residential mortgage-backed	665	51	(1)	715
Asset-backed	4,660	—	(10)	4,650
	$308,790	$1,217	$(7,706)	$302,301
 The contractual maturities of our fixed maturity and short-term investments classified as available-for-sale are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at December 31, 2016	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$48,561	$46,955	17.5%
More than one year through two years	62,855	61,395	22.9%
More than two years through five years	72,008	70,404	26.3%
More than five years through ten years	43,889	45,173	16.9%
More than ten years	38,196	39,437	14.7%
Residential mortgage-backed	488	527	0.2%
Asset-backed	3,867	3,876	1.5%
	$269,864	$267,767	100.0%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross Unrealized Losses
The following tables summarize our fixed maturity and short-term investments in a gross unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
As at December 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity and short-term investments, at fair value
U.S. government and agency	$—	$—	$10,743	$(106)	$10,743	$(106)
Non-U.S. government	8,316	(1,794)	30,086	(983)	38,402	(2,777)
Corporate	8,003	(1,800)	42,304	(828)	50,307	(2,628)
Municipal	—	—	3,132	(21)	3,132	(21)
Total fixed maturity and short-term investments	$16,319	$(3,594)	$86,265	$(1,938)	$102,584	$(5,532)

	12 Months or Greater		Less Than 12 Months		Total
As at December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity and short-term investments, at fair value
U.S. government and agency	$523	$(2)	$21,694	$(339)	$22,217	$(341)
Non-U.S. government	18,995	(2,633)	50,080	(1,256)	69,075	(3,889)
Corporate	54,295	(2,394)	81,047	(1,035)	135,342	(3,429)
Municipal	—	—	4,609	(36)	4,609	(36)
Residential mortgage-backed	71	(1)	—	—	71	(1)
Asset-backed	4,649	(10)	—	—	4,649	(10)
Total fixed maturity and short-term investments	$78,533	$(5,040)	$157,430	$(2,666)	$235,963	$(7,706)
As at December 31, 2016 and December 31, 2015, the number of securities classified as available-for-sale in an unrealized loss position was 156 and 332, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 41 and 124, respectively.
Other-Than-Temporary Impairment
For the years ended December 31, 2016, and 2015, we did not recognize any other-than-temporary impairment losses on our available-for-sale securities. We determined that no credit losses existed as at December 31, 2016 and 2015. A description of our other-than-temporary impairment process is included in Note 2 - "Significant Accounting Policies." There were no changes to our process in the years ended December 31, 2016, and 2015.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Ratings
The following table sets forth the credit ratings of our fixed maturity and short-term investments as of December 31, 2016:

	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated

U.S. government and agency	$857,530	$852,984	17.5%	$846,698	$6,286	$—	$—	$—	$—
Non-U.S. government	362,797	352,786	7.2%	140,357	150,569	43,771	18,089	—	—
Corporate	2,561,305	2,545,977	52.2%	105,081	465,224	1,199,452	615,538	149,898	10,784
Municipal	54,200	53,757	1.1%	25,566	25,834	2,357	—	—	—
Residential mortgage-backed	379,004	374,055	7.7%	370,067	403	3,487	—	97	1
Commercial mortgage-backed	220,727	217,212	4.4%	100,065	41,542	41,837	16,383	77	17,308
Asset-backed	480,462	482,156	9.9%	213,312	58,322	114,503	23,534	72,485	—
Total	$4,916,025	4,878,927	100.0%	1,801,146	748,180	1,405,407	673,544	222,557	28,093
% of total fair value				36.9%	15.3%	28.8%	13.8%	4.6%	0.6%
Other Investments, at fair value
The following table summarizes our other investments carried at fair value:

	December 31, 2016	December 31, 2015
Private equities and private equity funds	$300,529	$232,372
Fixed income funds	249,023	280,749
Fixed income hedge funds	85,976	89,154
Equity funds	223,571	147,390
Multi-strategy hedge fund	—	99,020
Real estate debt fund	—	54,829
CLO equities	61,565	61,702
CLO equity funds	15,440	13,928
Other	943	1,145
	$937,047	$980,289
The valuation of our other investments is described in Note 8 - "Fair Value Measurements." Due to a lag in the valuations of certain funds reported by the managers, we may record changes in valuation with up to a three-month lag. We regularly review and discuss fund performance with the fund managers to corroborate the reasonableness of the reported net asset values and to assess whether any events have occurred within the lag period that would affect the valuation of the investments. The following is a description of the nature of each of these investment categories:

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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Equity funds invest in a diversified portfolio of international publicly traded equity securities. The funds have liquidity terms that vary from daily to bi-monthly.

•
Multi-strategy hedge fund was an investment in a hedge fund that invested in a variety of asset classes including funds, fixed income, equity securities and other investments. The fund was sold in December 2016. The proceeds of sale were contributed to our investment in the start-up reinsurer KaylaRe Holdings, which is recorded as an equity-method investment in other assets on our consolidated balance sheet.

•
Real estate debt fund invests primarily in U.S. commercial real estate loans and securities. A redemption request for this fund can be made 10 days after the date of any monthly valuation. The fund was fully redeemed during the year ended December 31, 2016.

•
CLO equities comprise investments in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans. CLO equities denote direct investments by us in these securities.

•
CLO equity funds comprise two funds that invest primarily in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans. One of the funds has a fair value of $4.1 million, part of a self-liquidating structure which is expected to pay out over one to five years. The other fund has a fair value of $11.3 million and is eligible for redemption in 2018.

•	Other primarily comprises a fund that provides loans to educational institutions throughout the United States and its territories.
Investments of $0.5 million in fixed income hedge funds were subject to gates or side-pockets, where redemptions are subject to the sale of underlying investments. A gate is the ability to deny or delay a redemption request, whereas a side-pocket is a designated account for which the investor loses its redemption rights.
As at December 31, 2016, we had unfunded commitments to private equity funds of $144.0 million.
Other Investments, at cost
Our other investments carried at cost of $131.7 million as of December 31, 2016 consist of life settlement contracts acquired during 2015. Refer to Note 3 - "Acquisitions" for information about this transaction, and Note 2 - "Significant Accounting Policies" for a description of our accounting policies. During the years ended December 31, 2016 and 2015, net investment income included $18.0 million and $20.1 million respectively, related to investments in life settlements. During the years ended December 31, 2016 and 2015, there were impairment charges of $5.3 million and nil respectively, recognized in net realized and unrealized gains/losses. The following table presents further information regarding our investments in life settlements as of December 31, 2016 and 2015.

	December 31, 2016			December 31, 2015
	Number of Contracts	Carrying Value	Face Value (Death Benefits)	Number of Contracts	Carrying Value	Face Value (Death Benefits)
Remaining Life Expectancy of Insureds:
0 – 1 year	2	$461	$700	2	$417	$700
1 – 2 years	7	11,396	18,337	4	3,032	5,000
2 – 3 years	11	15,338	29,715	19	24,072	39,123
3 – 4 years	17	17,013	32,189	14	9,695	20,932
4 – 5 years	16	10,377	23,302	16	9,025	22,457
Thereafter	181	77,066	431,034	221	86,830	491,499
Total	234	$131,651	$535,277	276	$133,071	$579,711
Remaining life expectancy for year 0-1 in the table above references policies whose current life expectancy is less than 12 months as of the reporting date. Remaining life expectancy is not an indication of expected maturity. Actual maturity in any category above may vary significantly (either earlier or later) from the remaining life expectancies reported.
At December 31, 2016, our best estimate of the life insurance premiums required to keep the policies in force, payable in the 12 months ending December 31, 2017 and the four succeeding years ending December 31, 2021 is $17.8 million, $17.5 million, $17.7 million, $16.9 million, and $15.6 million, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Realized and Unrealized Gains (Losses)
Components of net realized and unrealized gains (losses) for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Net realized gains (losses) on sale:
Gross realized gains on fixed maturity securities, available-for-sale	$405	$396	$196
Gross realized (losses) on fixed maturity securities, available-for-sale securities	(21)	(130)	(138)
Net realized investment gains (losses) on fixed maturity securities, trading	1,848	(4,291)	3,372
Net realized investment gains on equity securities, trading	5,348	19,884	18,738
Net realized investment losses on funds held - directly managed	(14,616)	—	—
Total net realized gains (losses) on sale	(7,036)	15,859	22,168
Net unrealized gains (losses):
Fixed maturity securities, trading	36,314	(52,918)	9,890
Equity securities, trading	6,561	(21,875)	(8,665)
Other investments	70,296	17,411	28,598
Change in fair value of embedded derivative on funds held – directly managed	(28,317)	—	—
Total net unrealized gains (losses)	84,854	(57,382)	29,823
Net realized and unrealized gains (losses)	$77,818	$(41,523)	$51,991
The gross realized gains and losses on available-for-sale securities included in the table above resulted from sales of $41.3 million, $95.1 million and $90.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Net Investment Income
Major categories of net investment income for the years ended December 31, 2016, 2015 and 2014 are summarized as follows:

	2016	2015	2014
Fixed maturity investments	$114,885	$87,512	$58,815
Short-term investments and cash and cash equivalents	4,491	5,993	6,209
Equity securities	4,874	5,580	5,671
Other investments	22,515	11,712	1,335
Funds held	22,583	234	1,376
Funds held – directly managed	5,769	—	—
Life settlements and other	18,191	20,871	593
Gross investment income	193,308	131,902	73,999
Investment expenses	(7,845)	(9,338)	(7,975)
Net investment income	$185,463	$122,564	$66,024

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Assets
We are required to maintain investments and cash and cash equivalents on deposit to support our insurance and reinsurance operations. The investments and cash and cash equivalents on deposit are available to settle insurance and reinsurance liabilities. We also utilize trust accounts to collateralize business with our insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The assets in trusts as collateral are primarily highly rated fixed maturity securities. The carrying value of our restricted assets, including restricted cash of $363.8 million and $499.9 million, as of December 31, 2016 and 2015, respectively, was as follows:

	December 31, 2016	December 31, 2015
Collateral in trust for third party agreements	$1,975,022	$1,993,065
Assets on deposit with regulatory authorities	882,400	906,973
Collateral for secured letter of credit facilities	177,263	212,544
Funds at Lloyd's (1)	220,328	382,624
	$3,255,013	$3,495,206
(1) Our underwriting businesses include three Lloyd's syndicates. Lloyd's determines the required capital principally through the annual business plan of each syndicate. This capital is referred to as "Funds at Lloyd's" and will be drawn upon in the event that a syndicate has a loss that cannot be funded from other sources. In November 2016, we entered into an unsecured letter of credit agreement for Funds at Lloyd’s purposes ("FAL Facility") to issue up to $140.0 million of letters of credit, with a provision to increase the facility up to $200.0 million. The FAL Facility is available to satisfy our Funds at Lloyd’s requirements and replaces certain restricted assets and letter of credit arrangements. The FAL Facility expires in 2021. As at December 31, 2016, our combined Funds at Lloyd's were comprised of cash and investments of $220.3 million and unsecured letters of credit of $122.0 million.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. FUNDS HELD - DIRECTLY MANAGED
On October 1, 2016, the funds held balance in relation to the Allianz transaction, described in Note 4 - "Significant New Business", moved from a fixed crediting rate to a variable rate of return on the underlying investments. This variable return reflects the economics of the investment portfolio underlying the funds held asset and qualifies as an embedded derivative. We have recorded the aggregate of the funds held, typically held at cost, and the embedded derivative as a single amount in our consolidated balance sheet. As at December 31, 2016, the funds held at cost had a carrying value of $1,023.0 million and the embedded derivative had a fair value of ($28.3) million, the aggregate of which was $994.7 million, as reflected in the table below.
The carrying values of assets and liabilities underlying the funds held - directly managed account as at December 31, 2016 were as follows:

December 31, 2016
Fixed maturity investments:
U.S. government and agency	$47,885
Non-U.S. government	5,961
Corporate	663,556
Municipal	38,927
Commercial mortgage-backed	151,395
Asset-backed	79,806
Total fixed maturity investments	$987,530
Other assets	$7,135
$994,665
The contractual maturities of our fixed maturity investments underlying the funds held - directly managed account are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at December 31, 2016	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$5,027	$5,026	0.5%
More than one year through two years	20,641	20,613	2.1%
More than two years through five years	301,119	296,685	30.0%
More than five years through ten years	253,811	244,967	24.9%
More than ten years	197,236	189,038	19.1%
Commercial mortgage-backed	158,129	151,395	15.3%
Asset-backed	79,885	79,806	8.1%
	$1,015,848	$987,530	100.0%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Ratings
The following table sets forth the credit ratings of our fixed maturity investments underlying the funds held - directly managed account as of December 31, 2016.

	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated

U.S. government and agency	$50,257	$47,885	4.9%	$47,885	$—	$—	$—
Non-U.S. government	6,020	5,961	0.6%	—	—	2,913	3,048
Corporate	681,484	663,556	67.2%	5,549	63,809	234,975	359,223
Municipal	40,073	38,927	3.9%	—	12,839	26,088	—
Commercial mortgage-backed	158,129	151,395	15.3%	146,429	3,015	1,951	—
Asset-backed	79,885	79,806	8.1%	76,130	3,676	—	—
Total	$1,015,848	$987,530	100.0%	$275,993	$83,339	$265,927	$362,271
% of total fair value				28.0%	8.4%	26.9%	36.7%
Net Realized Gains (Losses) and Change in Fair Value of Embedded Derivative
Net realized and unrealized gains (losses) and change in fair value of embedded derivative for the year ended December 31, 2016 are summarized as follows:

2016
Net realized gains (losses) on fixed maturity securities	$(14,616)
Change in fair value of embedded derivative	(28,317)
Net realized gains (losses) and change in fair value of embedded derivative	$(42,933)
Net Investment Income
Major categories of net investment income underlying the funds held - directly managed for the year ended December 31, 2016 are summarized as follows:

2016
Fixed maturity investments	$5,705
Short-term investments and cash and cash equivalents	64
Investment income on funds held - directly managed	$5,769
8. FAIR VALUE MEASUREMENTS
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have categorized our investments that are recorded at fair value on a recurring basis among levels based on the observability of inputs as follows:

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Investments:
U.S. government and agency	$—	$852,984	$—	$852,984
Non-U.S. government	—	352,786	—	352,786
Corporate	—	2,471,444	74,534	2,545,978
Municipal	—	53,757	—	53,757
Residential mortgage-backed	—	374,055	—	374,055
Commercial mortgage-backed	—	204,999	12,213	217,212
Asset-backed	—	467,463	14,692	482,155
Equities — U.S.	91,287	3,760	—	95,047
Other investments	—	357,438	76,878	434,316
	$91,287	$5,138,686	$178,317	$5,408,290
Funds Held - Directly Managed:
U.S. government and agency	$—	$47,885	$—	$47,885
Non-U.S. government	—	5,961	—	5,961
Corporate	—	663,556	—	663,556
Residential mortgage-backed	—	38,927	—	38,927
Commercial mortgage-backed	—	151,395	—	151,395
Asset-backed	—	79,806	—	79,806
Other assets	—	7,135	—	7,135
	$—	$994,665	$—	$994,665
Other Assets:
Derivative Instruments	$—	$2,930	$—	$2,930
	$—	$2,930	$—	$2,930
Other Liabilities:
Derivative Instruments	$—	$74	$—	$74
	$—	$74	$—	$74

	December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Investments:
U.S. government and agency	$—	$767,759	$—	$767,759
Non-U.S. government	—	423,954	—	423,954
Corporate	—	2,745,002	—	2,745,002
Municipal	—	28,174	—	28,174
Residential mortgage-backed	—	382,288	—	382,288
Commercial mortgage-backed	—	206,143	26,704	232,847
Asset-backed	—	415,462	120,440	535,902
Equities — U.S.	99,467	9,326	—	108,793
Equities — International	2,702	—	—	2,702
Other investments	—	321,076	77,016	398,092
Total investments	$102,169	$5,299,184	$224,160	$5,625,513

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain of our other investments are measured at fair value using NAV per share (or its equivalent) as a practical expedient and have not been classified within the fair value hierarchy above. The following table reconciles our other investments in the tables above with the amounts presented on our consolidated balance sheets:

Other investments:	December 31, 2016	December 31, 2015
Other investments measured at fair value	$434,316	$398,092
Other investments measured at NAV as practical expedient	502,731	582,197
Total other investments shown on balance sheets	$937,047	$980,289
Valuation Methodologies of Financial Instruments Measured at Fair Value
Fixed Maturity Investments
The fair values for all securities in the fixed maturity investments and funds held - directly managed portfolios are independently provided by the investment accounting service providers, investment managers and investment custodians, each of which utilize internationally recognized independent pricing services. We record the unadjusted price provided by the investment accounting service providers, investment managers or investment custodians and validate this price through a process that includes, but is not limited to: (i) comparison of prices against alternative pricing sources; (ii) quantitative analysis (e.g. comparing the quarterly return for each managed portfolio to its target benchmark); (iii) evaluation of methodologies used by external parties to estimate fair value, including a review of the inputs used for pricing; and (iv) comparing the price to our knowledge of the current investment market. Our internal price validation procedures and review of fair value methodology documentation provided by independent pricing services have not historically resulted in adjustment in the prices obtained from the pricing service.
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
The following describes the techniques generally used to determine the fair value of our fixed maturity investments by asset class, including the investments underlying the funds held - directly managed.

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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

trades, broker-dealer quotes and benchmark yields. These are considered observable market inputs and, therefore, the fair values of these securities are classified as Level 2.

•
Asset-backed securities consist primarily of investment-grade bonds backed by pools of loans with a variety of underlying collateral. Residential and commercial mortgage-backed securities include both agency and non-agency originated securities. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, prepayment speeds and default rates. The fair values of these securities are classified as Level 2 if the significant inputs are market observable. Where significant inputs are unable to be corroborated with market observable information, we classify the securities as Level 3.

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

•
For our investments in fixed income and multi-strategy hedge funds, we measure fair value by obtaining the most recently available NAV as advised by the external fund manager or third-party administrator. The fair values of these investments are measured using the NAV as a practical expedient and therefore have not been categorized within the fair value hierarchy. In December 2016, we sold the multi-strategy hedge fund.

•
Our investment in the real estate debt fund was valued based on the most recently available NAV from the external fund manager. The fair value of this investment was measured using the NAV practical expedient and therefore has not been categorized within the fair value hierarchy. This fund was fully redeemed during the year ended December 31, 2016.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•
For our investments in CLO equity funds, we measure fair value by obtaining the most recently available NAV as advised by the external fund manager or third party administrator. The fair values of these investments were measured using the NAV as a practical expedient and therefore have not been categorized within the fair value hierarchy.

•
For our investments in call options on publicly traded equities, we measure fair value by obtaining the latest option price as of our reporting date. These were classified as Level 2. As at December 31, 2016, the call option had been sold.

Derivative Instruments
The fair values of our foreign currency exchange contracts, as described in Note 9 - "Derivative Instruments" are classified as Level 2. The fair values are based upon prices in active markets for identical contracts.
Changes in Leveling of Financial Instruments
Transfers into or out of levels are recorded at their fair values as of the end of the reporting period, consistent with the date of determination of fair value. During the year ended December 31, 2016, we transferred $64.1 million of corporate securities, $2.8 million of residential mortgage-backed securities, $23.6 million of commercial mortgage-backed securities and $31.8 million of asset-backed securities from Level 2 to Level 3. These securities were transferred from Level 2 to Level 3 due to insufficient market observable inputs for the valuation of the specific assets. During the year ended December 31, 2016, we transferred $2.3 million of corporate securities, $0.6 million of residential mortgage-backed securities, $37.8 million of commercial mortgage-backed securities and $129.8 million of asset-backed securities from Level 3 to Level 2. The transfers from Level 3 to Level 2 were based upon us obtaining market observable information regarding the valuations of the specific assets. There were no transfers between Levels 1 and 2.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the years ended December 31, 2016 and 2015:

	2016				2015
	Fixed Maturity Investments	Other Investments	Equity Securities	Total	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Beginning fair value	$147,144	$77,016	$—	$224,160	$600	$42,267	$4,850	$47,717
Purchases	58,552	6,885	—	65,437	—	106,433	—	106,433
Sales	(52,841)	(12,933)	—	(65,774)	(600)	(46,084)	(5,000)	(51,684)
Total realized and unrealized gains (losses)	(3,222)	5,910	—	2,688	—	(25,600)	150	(25,450)
Net transfers into (out of) Level 3	(48,194)	—	—	(48,194)	147,144	—	—	147,144
Ending fair value	$101,439	$76,878	$—	$178,317	$147,144	$77,016	$—	$224,160
Net realized and unrealized gains related to Level 3 assets in the table above are included in net realized and unrealized (losses) gains in our consolidated statements of earnings.
Disclosure of Fair Values for Financial Instruments Carried at Cost
As of December 31, 2016 and 2015, investments in life settlement contracts were carried at cost of $131.7 million and $133.1 million, respectively, and their fair values were $129.5 million and $130.3 million, respectively.
The fair value of investments in life settlement contracts is determined using a discounted cash flow methodology that utilizes unobservable inputs. Due to the individual nature of each investment in life settlement contracts and the illiquidity of the existing market, significant inputs to the fair value include our estimates of premiums necessary to keep the policies in-force, and our assumptions for mortality and discount rates. Our mortality assumptions are based on a combination of medical underwriting information obtained from a third-party underwriter for each referenced life and internal proprietary mortality studies of older aged U.S. insured lives. These assumptions are used to develop an estimate of future net cash flows that, after discounting, are intended to be reflective of the asset's value in the life settlement market.
Disclosure of fair value of amounts relating to insurance contracts is not required. Our remaining assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature approximates fair value as of December 31, 2016 and 2015.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. DERIVATIVE INSTRUMENTS
Foreign Currency Hedging of Net Investments in Foreign Operations
We use foreign currency forward exchange rate contracts in qualifying hedging relationships to hedge the foreign currency exchange rate risk associated with certain of our net investments in foreign operations. At December 31, 2016, we had two forward currency contracts in place for notional amounts of AU$63.0 million (approximately $45.5 million) and CA$50.0 million (approximately $37.2 million), which we had designated as hedges of the net investments in our Australian and Canadian operations.
The following table presents the gross notional amounts, estimated fair values recorded within other assets and liabilities and the amounts of the net gains deferred in the currency translation adjustment account which is a component of accumulated other comprehensive income (loss) ("AOCI"), in shareholders' equity, related to our foreign currency forward exchange rate contracts as at December 31, 2016.

		December 31, 2016 Fair Value		Amount of Gains Deferred in AOCI (Effective Portion)
	Gross Notional Amount	Assets	Liabilities	Year Ended December 31, 2016
Foreign exchange forward - AUD	$45,467	$2,753	$74	$2,568
Foreign exchange forward - CAD	37,175	177	—	1,186
Total qualifying hedges	$82,642	$2,930	$74	$3,754
We did not have any forward currency contract hedges of our net investments in foreign operations as at December 31, 2015 or during the years ended December 31, 2015 and 2014.
We also borrowed €75.0 million during 2016 that was designated as a non-derivative hedge of our net investment in certain subsidiaries whose functional currency is denominated in Euros as described in Note 15 - "Loans Payable".
From time to time, we may also utilize foreign currency forward contracts as part of our overall foreign currency risk management strategy or to obtain exposure to a particular financial market, as well as for yield enhancement which are not designated as hedging investments. There were no such contracts utilized during the years ended December 31, 2016, 2015 and 2014.
Investments in Call Options on Equities
We use equity call option instruments either to obtain exposure to a particular equity instrument or for yield enhancement, in non-qualifying hedging relationships.
During the year ended December 31, 2016 we purchased call options on equities at a cost of $5.5 million and sold these for a realized gain of $5.4 million. We did not have any equity derivative instruments during the years ended December 31, 2015 and 2014.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. REINSURANCE BALANCES RECOVERABLE
The following table provides the total reinsurance balances recoverable as at December 31, 2016 and, 2015:

	2016
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$621,288	$6,438	$182,478	$190	$810,394
IBNR	393,550	21,753	178,259	—	593,562
Fair value adjustments	(13,885)	1,818	(3,506)	—	(15,573)
Total reinsurance reserves recoverable	1,000,953	30,009	357,231	190	1,388,383
Paid losses recoverable	47,160	(1,081)	25,512	769	72,360
	$1,048,113	$28,928	$382,743	$959	$1,460,743

	2015
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$587,164	$6,772	$182,076	$1,544	$777,556
IBNR	465,211	16,581	123,732	—	605,524
Fair value adjustments	(17,628)	2,499	(6,025)	—	(21,154)
Total reinsurance reserves recoverable	1,034,747	25,852	299,783	1,544	1,361,926
Paid losses recoverable	72,213	430	16,568	784	89,995
	$1,106,960	$26,282	$316,351	$2,328	$1,451,921
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
The fair value adjustments, determined on acquisition of insurance and reinsurance subsidiaries, are based on the estimated timing of loss and LAE recoveries and an assumed discount rate equivalent to an interest rate for securities with similar duration to the reinsurance recoverables acquired including a spread to reflect credit risk, and are amortized over the estimated recovery period, as adjusted for accelerations in timing of payments as a result of commutation settlements.
As of December 31, 2016 and 2015, we had reinsurance balances recoverable of approximately $1.46 billion and $1.45 billion, respectively. The increase of $8.8 million in reinsurance balances recoverable was primarily a result of the additional coverage provided by KaylaRe Ltd., offset by commutations and cash collections made during the year ended December 31, 2016 in our Non-life Run-off and StarStone segments.
Top Ten Reinsurers

	December 31, 2016						December 31, 2015
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total	% of Total	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total	% of Total
Top ten reinsurers	$737,074	$23,245	$226,283	$—	$986,602	67.6%	$713,743	$21,394	$155,171	$—	$890,308	61.4%
Other reinsurers > $1 million	301,856	4,827	152,341	—	459,024	31.4%	383,898	4,253	158,417	—	546,568	37.6%
Other reinsurers < $1 million	9,183	856	4,119	959	15,117	1.0%	9,319	635	2,763	2,328	15,045	1.0%
Total	$1,048,113	$28,928	$382,743	$959	$1,460,743	100.0%	$1,106,960	$26,282	$316,351	$2,328	$1,451,921	100.0%
The top ten external reinsurers, as at December 31, 2016 and 2015, were all rated A- or better, with the exception of four non-rated reinsurers from which $512.2 million was recoverable (December 31, 2015: $337.6 million recoverable from three non-rated reinsurers). For the four non-rated reinsurers, we hold security in the form of pledged assets in trust, letters of credit issued to us, or funds withheld in the full amount of the recoverable. As at December 31, 2016, reinsurance balances

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recoverable of $241.7 million and $154.7 million, respectively, related to KaylaRe Ltd. and Lloyd’s syndicates, both of which represent 10% or more of total reinsurance balances recoverable. Lloyd’s is rated ‘A+’ by Standard & Poor’s and ‘A’ by A.M. Best. KaylaRe Ltd. is not rated but is an affiliated company partly owned by Enstar, as described in Note 21 - "Related Party Transactions", and security is provided in the form of funds withheld. As at December 31, 2015, reinsurance balances recoverable with a carrying value of $165.6 million related to Lloyd's syndicates and represented 10% or more of total reinsurance balances recoverable.
 Provisions for Uncollectible Reinsurance Recoverables
We remain liable to the extent that retrocessionaires do not meet their obligations under these agreements, and therefore, we evaluate and monitor concentration of credit risk among our reinsurers. Provisions are made for amounts considered potentially uncollectible.
The following table shows our reinsurance balances recoverable by rating of reinsurer and our provisions for uncollectible reinsurance balances recoverable ("provisions for bad debt") as at December 31, 2016 and 2015. The provisions for bad debt all relate to the Non-life Run-off segment.

	2016				2015
	Gross	Provisions for Bad Debt	Net	Provisions as a % of Gross	Gross	Provisions for Bad Debt	Net	Provisions as a % of Gross
Reinsurers rated A- or above	$892,776	$35,184	$857,592	3.9%	$1,029,844	$46,969	$982,875	4.6%
Reinsurers rated below A-, secured	544,894	—	544,894	—%	388,399	—	388,399	—%
Reinsurers rated below A-, unsecured	197,589	139,332	58,257	70.5%	244,005	163,358	80,647	66.9%
Total	$1,635,259	$174,516	$1,460,743	10.7%	$1,662,248	$210,327	$1,451,921	12.7%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. LOSSES AND LOSS ADJUSTMENT EXPENSES
The liability for losses and LAE, also referred to as loss reserves, represents our gross estimates before reinsurance for unpaid reported losses and losses that have been incurred but not reported ("IBNR") for our Non-life Run-off, Atrium and StarStone segments. We recognize an asset for the portion of the liability that we expect to recover from reinsurers. LAE reserves include allocated loss adjustment expenses ("ALAE"), and unallocated loss adjustment expenses ("ULAE"). ALAE are linked to the settlement of an individual claim or loss, whereas ULAE are based on our estimates of future costs to administer the claims. IBNR represents reserves for loss and LAE that have been incurred but not yet reported to us. This includes amounts for unreported claims, development on known claims and reopened claims.
The following table summarizes the liability for losses and LAE by segment as at December 31, 2016 and 2015:

	2016				2015
	Non-life Run-off	Atrium	StarStone	Total	Non-life Run-off	Atrium	StarStone	Total
Outstanding losses	$2,697,737	$67,379	$502,115	$3,267,231	$2,757,774	$68,913	$457,175	$3,283,862
IBNR	2,153,994	132,240	558,130	2,844,364	1,991,009	115,613	477,990	2,584,612
Fair value adjustments	(135,368)	12,503	(863)	(123,728)	(163,329)	16,491	(1,487)	(148,325)
Total	$4,716,363	$212,122	$1,059,382	$5,987,867	$4,585,454	$201,017	$933,678	$5,720,149
The table below provides a consolidated reconciliation of the beginning and ending liability for losses and LAE for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Balance as at January 1	$5,720,149	$4,509,421	$4,219,905
Less: reinsurance reserves recoverable	1,360,382	1,154,196	1,146,588
Less: deferred charge on retroactive reinsurance	255,911	—	—
Net balance as at January 1	4,103,856	3,355,225	3,073,317
Net incurred losses and LAE:
Current period	493,016	476,364	327,817
Prior periods	(318,917)	(372,031)	(318,671)
Total net incurred losses and LAE	174,099	104,333	9,146
Net paid losses:
Current period	(79,579)	(99,933)	(166,796)
Prior periods	(753,478)	(681,956)	(420,715)
Total net paid losses	(833,057)	(781,889)	(587,511)
Effect of exchange rate movement	(46,903)	(65,069)	(69,804)
Acquired on purchase of subsidiaries	10,019	878,815	901,447
Assumed business	1,340,444	612,441	28,630
Ceded business	(243,335)	—	—
Net balance as at December 31	4,505,123	4,103,856	3,355,225
Plus: reinsurance reserves recoverable	1,388,193	1,360,382	1,154,196
Plus: deferred charge on retroactive reinsurance	94,551	$255,911	—
Balance as at December 31	$5,987,867	$5,720,149	$4,509,421

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below provide the components of net incurred losses and LAE by segment for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016
	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$533,806	$47,998	$251,253	$833,057
Net change in case and LAE reserves	(608,785)	(148)	73,049	(535,884)
Net change in IBNR reserves	(347,384)	13,700	75,643	(258,041)
Amortization of deferred charges	168,827	—	—	168,827
Increase (reduction) in estimates of net ultimate losses	(253,536)	61,550	399,945	207,959
Reduction in provisions for bad debt	(13,822)	—	—	(13,822)
Increase (reduction) in provisions for unallocated LAE	(43,955)	145	3,543	(40,267)
Amortization of fair value adjustments	25,432	(3,308)	(1,895)	20,229
Net incurred losses and LAE	$(285,881)	$58,387	$401,593	$174,099

	Year Ended December 31, 2015
	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$517,295	$52,035	$212,559	$781,889
Net change in case and LAE reserves	(355,335)	(709)	77,219	(278,825)
Net change in IBNR reserves	(364,774)	2,844	37,904	(324,026)
Amortization of deferred charges	15,265	—	—	15,265
Increase (reduction) in estimates of net ultimate losses	(187,549)	54,170	327,682	194,303
Reduction in provisions for bad debt	(25,271)	—	—	(25,271)
Increase (reduction) in provisions for unallocated LAE	(62,653)	(83)	3,537	(59,199)
Amortization of fair value adjustments	4,643	(6,608)	(3,535)	(5,500)
Net incurred losses and LAE	$(270,830)	$47,479	$327,684	$104,333

	Year Ended December 31, 2014
	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$400,096	$57,611	$129,804	$587,511
Net change in case and LAE reserves	(310,414)	(2,684)	37,604	(275,494)
Net change in IBNR reserves	(301,784)	11,557	58,870	(231,357)
Amortization of deferred charges	—	—	—	—
Increase (reduction) in estimates of net ultimate losses	(212,102)	66,484	226,278	80,660
Increase in provisions for bad debt	(7,700)	—	—	(7,700)
Reduction in provisions for unallocated LAE	(48,891)	9	(5,088)	(53,970)
Amortization of fair value adjustments	3,982	(11,065)	(2,761)	(9,844)
Net incurred losses and LAE	$(264,711)	$55,428	$218,429	$9,146

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Methodology for Establishing Reserves
The liability for losses and LAE includes an amount determined from reported claims and an amount based on historical loss experience and industry statistics for IBNR using a variety of actuarial methods. Our loss reserves cover multiple lines of business, which include workers' compensation, general casualty, asbestos and environmental, marine, aviation and transit, construction defects and other non-life lines of business. Our management, through our loss reserving committees, considers the reasonableness of loss reserves recommended by our actuaries, including actual loss development during the year.
Case reserves are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy. We use considerable judgment in estimating losses for reported claims on an individual claim basis based upon our knowledge of the circumstances surrounding the claim, the severity of the injury or damage, the jurisdiction of the occurrence, the potential for ultimate exposure, the type of loss, and our experience with the line of business and policy provisions relating to the particular type of claim.  The reserves for unpaid reported losses and LAE are established by management based on reports from brokers, ceding companies and insureds and represent the estimated ultimate cost of events or conditions that have been reported to, or specifically identified, by us. We also consider facts currently known and the current state of the law and coverage litigation.
IBNR reserves are established by management based on actuarially determined estimates of ultimate losses and loss expenses. We use generally accepted actuarial methodologies to estimate ultimate losses and LAE and those estimates are reviewed by our management. In addition, the routine settlement of claims, at either below or above the carried advised loss reserve, updates historical loss development information to which actuarial methodologies are applied often, resulting in revised estimates of ultimate liabilities. On an annual basis, independent actuarial firms are retained by management to provide their estimates of ultimate losses and to review the estimates developed by our actuaries.
Within the annual loss reserve studies produced by either our actuaries or independent actuaries, exposures for each subsidiary are separated into homogeneous reserving categories for the purpose of estimating IBNR. Each reserving category contains either direct insurance or assumed reinsurance reserves and groups relatively similar types of risks and exposures (for example, asbestos, environmental, casualty, property) and lines of business written (for example, marine, aviation, non-marine). Based on the exposure characteristics and the nature of available data for each individual reserving category, a number of methodologies are applied. Recorded reserves for each category are selected from the actuarial indications produced by the various methodologies after consideration of exposure characteristics, data limitations and strengths and weaknesses of each method applied. This approach to estimating IBNR has been consistently adopted in the annual loss reserve studies for each period presented.
The estimation of unpaid claim liabilities at any given point in time is subject to a high degree of uncertainty for a number of reasons. A significant amount of time can lapse between the assumption of risk, the occurrence of a loss event, the reporting of the event to an insurance or reinsurance company and the ultimate payment of the claim on the loss event. Our actuarial methodologies include industry benchmarking which, under certain methodologies, compares the trend of our loss development to that of the industry. To the extent that the trend of our loss development compared to the industry changes in any period, it is likely to have an impact on the estimate of ultimate liabilities. Unpaid claim liabilities for property and casualty exposures in general are impacted by changes in the legal environment, jury awards, medical cost trends and general inflation. Certain estimates for unpaid claim liabilities involve considerable uncertainty due to significant coverage litigation, and it can be unclear whether past claim experience will be representative of future claim experience. Ultimate values for such claims cannot be estimated using reserving techniques that extrapolate losses to an ultimate basis using loss development factors, and the uncertainties surrounding the estimation of unpaid claim liabilities are not likely to be resolved in the near future. In addition, reserves are established to cover loss development related to both known and unasserted claims. Consequently, our subsequent estimates of ultimate losses and LAE, and our liability for losses and LAE, may differ materially from the amounts recorded in the consolidated financial statements.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Life Run-off Segment
The table below provides a reconciliation of the beginning and ending reserves for losses and LAE for the years ended December 31, 2016, 2015 and 2014 for the Non-life Run-off segment:

	2016	2015	2014
Balance as at January 1	$4,585,454	$3,435,010	$4,004,513
Less: reinsurance reserves recoverable	1,034,747	800,709	1,121,533
Less: deferred charge on retroactive reinsurance	255,911	—	—
Net balance as at January 1	3,294,796	2,634,301	2,882,980
Net incurred losses and LAE:
Current period	5,829	39,924	24,235
Prior periods	(291,710)	(310,754)	(288,946)
Total net incurred losses and LAE	(285,881)	(270,830)	(264,711)
Net paid losses:
Current period	(3,869)	(16,049)	(87,681)
Prior periods	(529,937)	(501,246)	(312,415)
Total net paid losses	(533,806)	(517,295)	(400,096)
Effect of exchange rate movement	(27,478)	(42,636)	(49,267)
Acquired on purchase of subsidiaries	10,019	878,815	436,765
Assumed business	1,340,444	612,441	28,630
Ceded business	(177,235)	—	—
Net balance as at December 31	3,620,859	3,294,796	2,634,301
Plus: reinsurance reserves recoverable	1,000,953	1,034,747	800,709
Plus: deferred charge on retroactive reinsurance	94,551	255,911	—
Balance as at December 31	$4,716,363	$4,585,454	$3,435,010
Net incurred losses and LAE in the Non-life Run-off segment for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016			2015			2014
	Prior Period	Current Period	Total	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$529,937	$3,869	$533,806	$501,246	$16,049	$517,295	$312,415	$87,681	$400,096
Net change in case and LAE reserves	(608,168)	(617)	(608,785)	(366,262)	10,927	(355,335)	(285,814)	(24,600)	(310,414)
Net change in IBNR reserves	(349,726)	2,342	(347,384)	(377,722)	12,948	(364,774)	(262,384)	(39,400)	(301,784)
Amortization of deferred charges	168,827	—	168,827	15,265	—	15,265	—	—	—
Increase (reduction) in estimates of net ultimate losses	(259,130)	5,594	(253,536)	(227,473)	39,924	(187,549)	(235,783)	23,681	(212,102)
Increase (reduction) in provisions for bad debt	(13,822)	—	(13,822)	(25,271)	—	(25,271)	(7,700)	—	(7,700)
Increase (reduction) in provisions for unallocated LAE	(44,190)	235	(43,955)	(62,653)	—	(62,653)	(49,445)	554	(48,891)
Amortization of fair value adjustments	25,432	—	25,432	4,643	—	4,643	3,982	—	3,982
Net incurred losses and LAE	$(291,710)	$5,829	$(285,881)	$(310,754)	$39,924	$(270,830)	$(288,946)	$24,235	$(264,711)

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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2016
The net reduction in incurred losses and LAE for the year ended December 31, 2016 of $285.9 million included net incurred losses and LAE of $5.8 million related to current period net earned premium of $7.1 million (primarily for the portion of the run-off business acquired with Sussex). Excluding current period net incurred losses and LAE of $5.8 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $291.7 million, which was attributable to a reduction in estimates of net ultimate losses of $259.1 million, a reduction in provisions for bad debt of $13.8 million and a reduction in provisions for unallocated LAE of $44.2 million, relating to 2016 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $25.4 million.
The reduction in estimates of net ultimate losses relating to prior periods of $259.1 million comprised reductions in IBNR reserves of $349.7 million partially offset by net incurred loss development of $90.6 million, which includes amortization of deferred charges of $168.8 million. The decrease in the estimate of net IBNR reserves of $349.7 million (compared to $377.7 million during the year ended December 31, 2015), was comprised of an increase of $39.4 million relating to asbestos liabilities (compared to a decrease of $32.0 million in 2015), an increase of $35.5 million relating to environmental liabilities (compared to a decrease $1.6 million in 2015), a decrease of $0.8 million relating to general casualty liabilities (compared to $3.0 million in 2015), a decrease of $333.2 million relating to workers' compensation liabilities (compared to $243.4 million in 2015) and a decrease of $90.6 million relating to all other remaining liabilities (compared to $97.7 million in 2015).
The reduction in net IBNR reserves of $349.7 million relating to prior periods was a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data, following 56 commutations and policy buy-backs, to estimate loss reserves required to cover liabilities for unpaid losses and LAE relating to non-commuted exposures. The prior period estimate of net IBNR reserves was reduced as a result of the combined impact on all classes of business of loss development activity during 2016, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The net incurred loss development resulting from settlement of net advised case and LAE reserves of $608.2 million for net paid losses of $529.9 million related to the settlement of non-commuted losses in the year and 56 commutations and policy buy-backs of assumed and ceded exposures. Net advised case and LAE reserves settled by way of commutation and policy buyback during the year ended December 31, 2016 amounted to $14.7 million (comprising $39.1 million of assumed case reserves and LAE reserves, partially offset by $24.4 million of ceded incurred reinsurance recoverable case reserves).
The reduction in provisions for bad debt of $13.8 million was a result of the favorable resolution of contractual disputes with reinsurers, the reduction in bad debt provisions for insolvent reinsurers as a result of dividends received and the reduction of specific provisions held for potential disputes with reinsurers.
Year Ended December 31, 2015
The net reduction in incurred losses and LAE for the year ended December 31, 2015 of $270.8 million included current period net incurred losses and LAE of $39.9 million related to current period net earned premium of $43.3 million (primarily for the portion of the run-off business acquired with StarStone). Excluding current period net losses and LAE of $39.9 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $310.8 million, which was attributable to a reduction in estimates of net ultimate losses of $227.5 million, reduction in provisions for bad debts of $25.3 million and a reduction in provision for unallocated LAE of $62.7 million, relating to 2015 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $4.6 million.
The reduction in estimates of net ultimate losses relating to prior periods of $227.5 million comprised reductions in IBNR reserves of $377.7 million partially offset by net incurred loss development of $150.2 million, which includes amortization of deferred charges of $15.3 million. The decrease in the estimate of net IBNR reserves of $377.7 million (compared to $262.4 million during the year ended December 31, 2014) was comprised of $32.0 million relating to asbestos liabilities (compared to $59.4 million in 2014), $1.6 million relating to environmental liabilities (compared to $6.2 million in 2014), $3.0 million relating to general casualty liabilities (compared to $62.5 million in 2014), $243.4 million relating to workers' compensation liabilities (compared to $63.6 million in 2014) and $97.7 million relating to all other remaining liabilities (compared to $70.7 million in 2014). The reduction in net IBNR reserves of $377.7 million relating to prior periods was a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data, following 79 commutations and

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

policy buy-backs, to estimate loss reserves required to cover liabilities for unpaid losses and LAE relating to non-commuted exposures. The prior period estimate of net IBNR reserves was reduced as a result of the combined impact on all classes of business of loss development activity during 2015, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The net incurred loss development resulting from settlement of net advised case and LAE reserves of $366.3 million for net paid losses of $501.2 million related to the settlement of non-commuted losses in the year and 79 commutations and policy buy-backs of assumed and ceded exposures (including the commutation of two of our top ten assumed exposures and one of our top ten ceded recoverables as at January 1, 2014). Net advised case and LAE reserves settled by way of commutation and policy buy-back during the year ended December 31, 2015 amounted to $56.6 million (comprising $140.3 million of assumed case reserves and LAE reserves partially offset by $83.7 million of ceded incurred reinsurance recoverable case reserves).
The reduction in provisions for bad debt of $25.3 million was a result of the collection of certain reinsurance recoverables against which bad debt provisions had been provided in earlier periods, and the reduction in bad debt provisions for insolvent reinsurers as a result of dividends received, partially offset by additional provisions for contractual disputes with reinsurers.
Year Ended December 31, 2014
The net reduction in incurred losses and LAE for the year ended December 31, 2014 of $264.7 million included current period incurred losses of $24.2 million related to SeaBright. Excluding SeaBright's current period net incurred losses and LAE of $24.2 million net incurred losses and LAE relating to prior periods were reduced by $288.9 million which was attributable to a reduction in estimates of net ultimate losses of $235.8 million and a reduction in provisions for unallocated LAE of $49.4 million, relating to 2014 run-off activity, partially offset by an increase in provisions for bad debt of $7.7 million and the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $4.0 million.
The reduction in estimates of net ultimate losses relating to prior periods of $235.8 million comprised reductions in net IBNR reserves of $262.4 million partially offset by net incurred loss development of $26.6 million. The decrease in the estimate of net IBNR reserves of $262.4 million (compared to $265.2 million during the year ended December 31, 2013) was comprised of $59.4 million relating to asbestos liabilities (compared to $69.8 million in 2013), $6.2 million relating to environmental liabilities (compared to $4.9 million in 2013), $62.5 million relating to general casualty liabilities (compared to $42.6 million in 2013), $63.6 million relating to workers' compensation liabilities (compared to $42.1 million in 2013) and $70.7 million relating to all other remaining liabilities (compared to $105.8 million in 2013).
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
The increase in provisions for bad debt of $7.7 million was a result of additional provisions being allowed for contractual disputes with reinsurers, offset by cash collections and commutations on certain reinsurance recoverables against which bad debt provisions had been provided in earlier periods.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asbestos and Environmental
In establishing the reserves for losses and LAE related to asbestos and environmental claims, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, reserves have been established to cover additional exposures on both known and unreported claims. Estimates of the reserves are reviewed and updated continually. Developed case law and claim histories are still evolving for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in valuing asbestos and environmental claims are not likely to be resolved in the near future. Ultimate values for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of our potential losses for these claims. There can be no assurance that the reserves established by us will be adequate or will not be adversely affected by the development of other latent exposures. The liability for unpaid losses and LAE as of December 31, 2016 and 2015 included $921.2 million and $356.6 million, respectively, which represented an estimate of the net ultimate liability for asbestos and environmental claims. The gross liability for such claims as at December 31, 2016 and 2015 was $951.1 million and $390.8 million, respectively.
Disclosures of Incurred and Paid Loss Development, IBNR, Claims Counts and Payout Percentages
The following table provides a breakdown of the gross and net losses and LAE reserves by major category as at December 31, 2016:

	2016			2016
	Gross			Net
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Asbestos	$240,863	$548,180	$789,043	$230,983	$533,361	$764,344
Environmental	94,432	67,646	162,078	91,362	65,507	156,869
General casualty	427,733	316,227	743,960	301,699	190,053	491,752
Workers' compensation/personal accident	1,360,743	693,585	2,054,328	915,704	457,119	1,372,823
Marine, aviation and transit	45,240	34,873	80,113	39,816	34,678	74,494
Construction defect	39,622	120,459	160,081	32,449	88,647	121,096
Other	407,490	100,934	508,424	325,734	95,411	421,145
Total	$2,616,123	$1,881,904	$4,498,027	$1,937,747	$1,464,776	$3,402,523
ULAE			218,336			218,336
Total			$4,716,363			$3,620,859
As noted in the table above, the significant categories within this segment include asbestos, general casualty and workers’ compensation, which collectively comprised approximately 80% and 77% of the total gross and net reserves as at December 31, 2016. Separate claims development tables have been provided for the workers’ compensation and general casualty categories as set forth below. The asbestos category is wholly comprised of losses with accident years before 2007 and therefore accident year claims development tables are excluded from these disclosures. The exposures included in the other category includes losses with several different development patterns that are not individually sufficiently significant to be disclosed in separate claims development tables.

Our non-life run-off segment is unique within the insurance industry. Legacy reserves are continuously being acquired into this segment through company acquisition or through loss portfolio transfer reinsurance. The loss development tables in this segment include actual loss development as well as the effects of assimilating newly acquired reserves. Accordingly, it would not be appropriate to extrapolate redundancies or deficiencies into the future or to infer actual historical accident year development information from the tables provided below. Acquired reserves for company acquisitions are shown on a full retrospective basis. Assumed reserves for loss portfolio reinsurance transactions are shown as follows: (i) unpaid reported claims are shown on a full retrospective basis and (ii) assumed IBNR is shown on a prospective basis as historical IBNR is generally not available to us in these transactions. For further information, we have disclosed additional development tables for reported claims, for IBNR, and for IBNR acquired in loss portfolio reinsurance transactions.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General Casualty
The following tables set forth information about incurred and paid loss development information related to our general casualty category within the Non-life Run-off segment as at December 31, 2016. The information related to incurred and paid loss development for the years ended December 31, 2007 through 2015 is presented as supplementary information and is unaudited.

Unpaid Reported Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2007 (unaudited)	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)
2007	$22,745	$26,555	$13,847	$10,053	$15,084	$8,757	$7,411	$6,302	$1,929	$2,679
2008		43,164	55,854	36,785	29,183	21,275	16,296	11,239	9,138	7,890
2009			19,205	37,028	45,685	34,708	22,834	15,044	14,562	11,333
2010				41,785	92,211	81,789	59,566	42,088	35,806	23,460
2011					19,805	48,609	33,465	32,499	25,227	19,945
2012						44,029	56,594	53,386	37,651	34,804
2013							20,677	23,432	22,681	16,995
2014								10,489	12,537	10,022
2015									3,294	4,356
2016									—	248
									Total	$131,732

IBNR Losses and Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2007 (unaudited)	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)
2007	$8,983	$8,409	$6,108	$6,339	$7,485	$2,986	$3,996	$3,356	$1,049	$1,579
2008		16,731	4,956	15,134	12,253	5,605	7,528	6,491	8,450	4,682
2009			14,131	16,784	15,393	8,240	12,272	9,170	5,363	5,247
2010				22,364	25,904	16,032	28,064	19,770	13,513	18,026
2011					33,180	23,948	34,767	25,659	18,042	20,683
2012						61,807	64,756	45,872	19,383	21,224
2013							70,755	58,446	17,200	16,534
2014								32,309	12,839	9,894
2015									7,697	7,573
2016										2,226
									Total	$107,668
The table below provides a summary of IBNR acquired in assumed loss portfolio transfer reinsurance transactions which is reflected on a prospective basis in the table above from the year in which the transaction occurred:

	For the Years Ended December 31,
Accident Year	2007 (unaudited)	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)
Take-On IBNR for Assumed Business	$—	$10,740	$—	$3,633	$—	$25,703	$—	$5,263	$3,685	$36,501

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2007 (unaudited)	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016
2007	$50,012	$69,095	$77,504	$81,587	$92,460	$86,583	$89,022	$87,929	$86,364	$88,081
2008		78,187	114,684	137,678	145,526	147,317	152,589	155,177	158,178	155,909
2009			47,683	95,064	128,373	146,500	164,233	168,363	173,304	173,855
2010				82,340	169,525	200,723	229,345	235,009	260,599	270,864
2011					73,694	134,667	166,450	177,382	186,384	191,245
2012						147,850	225,566	257,655	255,667	280,266
2013							117,545	135,171	113,574	122,148
2014								48,808	39,072	42,370
2015									12,949	16,292
2016										2,690
									Total	$1,343,720

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,
Accident Year	2007 (unaudited)	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016
2007	$18,284	$34,131	$57,548	$65,195	$69,892	$74,840	$77,614	$78,271	$83,386	$83,823
2008		18,292	53,874	85,759	104,090	120,437	128,766	137,448	140,589	143,337
2009			14,347	41,253	67,294	103,552	129,127	144,148	153,379	157,275
2010				18,191	51,410	102,903	141,715	173,150	211,280	229,377
2011					20,709	62,110	98,218	119,224	143,116	150,616
2012						42,014	104,216	158,397	198,634	224,238
2013							26,112	53,293	73,693	88,618
2014								6,010	13,696	22,454
2015									1,958	4,364
2016										216
									Total	$1,104,318
			All outstanding liabilities for unpaid losses and LAE prior to 2007, net of reinsurance							266,163
			Total outstanding liabilities for unpaid losses and LAE, net of reinsurance							$505,565
The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2016 is set forth below:

December 31, 2016

Liabilities for unpaid losses and allocated LAE, net of reinsurance	$505,565
Reinsurance recoverable on unpaid losses	254,017
Fair value adjustments	(15,622)
Gross liability for unpaid losses and LAE before unallocated loss adjustment expenses	743,960
Unallocated loss adjustment expenses	36,112
Total gross liability for unpaid losses and LAE	$780,072

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about total IBNR liabilities and cumulative loss frequency as at December 31, 2016, including expected development on reported claims included within the net incurred losses and allocated LAE amounts for the Non-life Run-off segment for the general casualty category, are set forth in the table below:

	As at December 31, 2016
Accident Year	Incurred Losses and ALAE, Net of Reinsurance	Total of IBNR plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
2007	$88,081	$1,579	15,904
2008	155,909	4,682	10,363
2009	173,855	5,247	10,378
2010	270,864	18,026	12,439
2011	191,245	20,683	10,247
2012	280,266	21,224	22,667
2013	122,148	16,534	15,136
2014	42,370	9,894	3,421
2015	16,292	7,573	871
2016	2,690	2,226	111
The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
General casualty	12.9%	18.6%	19.6%	13.3%	10.6%	7.5%	5.2%	1.7%	3.8%	0.5%
Workers' Compensation
The following tables set forth information about incurred and paid loss development information related to our workers' compensation category within the Non-life Run-off segment as at December 31, 2016. The information related to incurred and paid loss development for the years ended December 31, 2007 through 2015 is presented as supplementary information and is unaudited.

Unpaid Reported Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2007 (unaudited)	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)
2007	$106,913	$85,044	$72,373	$68,929	$59,768	$47,688	$51,970	$57,819	$31,975	$22,457
2008		103,568	93,156	86,070	68,516	48,864	42,524	36,483	28,878	22,378
2009			83,064	96,353	75,756	49,318	39,846	34,033	34,730	26,589
2010				104,493	111,772	75,569	56,334	44,754	42,383	34,640
2011					84,408	80,618	55,414	63,975	48,552	31,324
2012						66,109	65,078	79,952	62,339	40,728
2013							35,976	63,372	56,882	37,299
2014								14,179	25,152	20,144
2015									6,017	4,104
2016										209
									Total	$239,872

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

IBNR Losses and Loss Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2007 (unaudited)	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)
2007	$87,248	$38,830	$23,382	$9,993	$8,498	$7,006	$8,794	$7,450	$4,180	$8,488
2008		78,862	43,067	18,966	15,087	11,065	12,420	10,624	6,449	11,586
2009			77,265	35,477	19,247	16,686	11,426	9,391	11,165	16,294
2010				67,115	16,597	14,819	17,772	28,348	26,945	24,435
2011					69,544	24,162	15,610	54,890	46,320	34,572
2012						86,194	45,307	95,026	71,755	48,173
2013							43,419	110,706	75,839	48,022
2014								51,216	45,657	24,705
2015									9,596	2,846
2016										530
									Total	$219,651
The table below provides a summary of IBNR acquired in assumed loss portfolio transfer reinsurance transactions which is reflected on a prospective basis in the table above from the year in which the transaction occurred:

	For the Years Ended December 31,
Accident Year	2007 (unaudited)	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)
Take-On IBNR for Assumed Business	$—	$—	$5,323	$5,954	$—	$—	$—	$—	$—	$100,000

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2007 (unaudited)	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016
2007	$267,160	$275,598	$293,677	$308,723	$323,278	$326,776	$345,358	$358,015	$335,568	$336,989
2008		265,651	300,657	325,463	341,690	342,397	354,645	361,369	357,863	361,402
2009			236,306	278,324	294,062	303,106	310,848	320,485	329,178	335,481
2010				256,618	291,192	308,810	326,412	337,002	344,185	347,575
2011					197,858	212,973	222,037	251,058	254,815	249,040
2012						189,571	198,054	230,513	225,014	221,803
2013							97,190	131,198	113,792	104,521
2014								73,154	82,487	77,180
2015									19,151	13,129
2016										873
									Total	$2,047,993

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,
Accident Year	2007 (unaudited)	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016
2007	$72,998	$151,725	$197,923	$229,800	$255,011	$272,082	$284,594	$292,746	$299,413	$306,044
2008		83,221	164,433	220,427	258,086	282,468	299,701	314,261	322,537	327,438
2009			75,977	146,494	199,059	237,103	259,577	277,061	283,283	292,598
2010				85,009	162,822	218,422	252,306	263,900	274,857	288,499
2011					43,906	108,193	151,012	132,194	159,942	183,144
2012						37,267	87,669	55,534	90,921	132,902
2013							17,795	(42,879)	(18,929)	19,200
2014								7,760	11,678	32,332
2015									3,538	6,178
2016										134
									Total	$1,588,469
			All outstanding liabilities for unpaid losses and LAE prior to 2007, net of reinsurance							1,042,179
			Total outstanding liabilities for unpaid losses and LAE, net of reinsurance							$1,501,703
The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2016 is set forth below:

December 31, 2016

Liabilities for unpaid losses and allocated LAE, net of reinsurance	$1,501,703
Reinsurance recoverable on unpaid losses	592,394
Fair value adjustments	(39,769)
Gross liability for unpaid losses and LAE before unallocated loss adjustment expenses	2,054,328
Unallocated loss adjustment expenses	99,718
Total gross liability for unpaid losses and LAE	$2,154,046
Information about total IBNR liabilities and cumulative loss frequency as at December 31, 2016, including expected development on reported claims included within the net incurred losses and allocated LAE amounts for the Non-life Run-off segment for workers' compensation, are set forth in the table below:

	As at December 31, 2016
Accident Year	Incurred Losses and ALAE, Net of Reinsurance	Total of IBNR plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
2007	$336,989	$8,488	44,305
2008	361,402	11,586	40,849
2009	335,481	16,294	41,127
2010	347,575	24,435	48,360
2011	249,040	34,572	46,975
2012	221,803	48,173	42,712
2013	104,521	48,022	22,189
2014	77,180	24,705	10,857
2015	13,129	2,846	2,869
2016	873	530	33

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Workers' compensation	19.6%	20.4%	17.5%	10.2%	7.0%	5.0%	3.2%	2.5%	1.7%	2.0%

Atrium
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Balance as at January 1	$201,017	$212,611	$215,392
Less: reinsurance reserves recoverable	25,852	28,278	25,055
Net balance as at January 1	175,165	184,333	190,337
Net incurred losses and LAE:
Current period	71,358	69,400	74,094
Prior periods	(12,971)	(21,921)	(18,666)
Total net incurred losses and LAE	58,387	47,479	55,428
Net paid losses:
Current period	(23,582)	(21,145)	(29,626)
Prior periods	(24,416)	(30,890)	(27,985)
Total net paid losses	(47,998)	(52,035)	(57,611)
Effect of exchange rate movement	(3,441)	(4,612)	(3,821)
Acquired on purchase of subsidiaries	—	—	—
Net balance as at December 31	182,113	175,165	184,333
Plus: reinsurance reserves recoverable	30,009	25,852	28,278
Balance as at December 31	$212,122	$201,017	$212,611
Net incurred losses and LAE in the Atrium segment for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016			2015			2014
	Prior Period	Current Period	Total	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$24,416	$23,582	$47,998	$30,890	$21,145	$52,035	$27,985	$29,626	$57,611
Net change in case and LAE reserves	(13,115)	12,967	(148)	(18,213)	17,504	(709)	(16,986)	14,302	(2,684)
Net change in IBNR reserves	(20,543)	34,243	13,700	(27,382)	30,226	2,844	(18,114)	29,671	11,557
Increase (reduction) in estimates of net ultimate losses	(9,242)	70,792	61,550	(14,705)	68,875	54,170	(7,115)	73,599	66,484
Increase (reduction) in provisions for unallocated LAE	(421)	566	145	(608)	525	(83)	(486)	495	9
Amortization of fair value adjustments	(3,308)	—	(3,308)	(6,608)	—	(6,608)	(11,065)	—	(11,065)
Net incurred losses and LAE	$(12,971)	$71,358	$58,387	$(21,921)	$69,400	$47,479	$(18,666)	$74,094	$55,428

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disclosures of Incurred and Paid Loss Development, IBNR, Claims Counts and Payout Percentages
The Atrium segment comprises only 3.5% of the consolidated liability for losses and LAE as at December 31, 2016 and therefore has not been disaggregated further for the purposes of presenting the accident year disclosures below.

The following tables set forth information about incurred and paid loss development information for the Atrium segment as at December 31, 2016. The information related to incurred and paid loss development for the years ended December 31, 2007 through 2015 is presented as supplementary information and is unaudited.

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2007 (unaudited)	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016
2007	$39,003	$68,768	$62,305	$68,567	$68,842	$61,858	$60,418	$61,660	$60,162	$60,302
2008		58,537	74,652	75,261	71,965	69,378	62,490	62,217	62,969	61,473
2009			55,579	67,728	58,778	53,799	50,169	46,927	45,693	45,060
2010				76,056	70,280	57,182	51,139	50,202	45,960	45,416
2011					92,093	86,086	72,671	71,744	69,533	67,924
2012						71,370	58,991	56,729	55,091	52,929
2013							57,318	64,243	59,150	55,288
2014								62,613	65,737	63,592
2015									63,954	67,927
2016										67,933
									Total	$587,844

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,
Accident Year	2007 (unaudited)	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016
2007	$13,878	$35,836	$41,837	$46,467	$48,544	$50,028	$54,298	$54,611	$55,857	$56,806
2008		15,060	36,785	47,151	51,838	54,750	56,563	57,760	58,320	57,891
2009			11,719	27,103	33,910	37,337	39,280	40,443	41,102	41,375
2010				11,243	24,678	31,653	35,859	38,293	39,294	39,868
2011					16,777	39,167	51,288	57,332	61,197	62,515
2012						11,059	31,041	37,532	41,677	43,929
2013							14,398	31,669	39,904	42,942
2014								17,359	33,830	40,907
2015									11,874	29,235
2016										13,513
									Total	$428,981
			All outstanding liabilities for unpaid losses and LAE prior to 2007, net of reinsurance							10,443
			Total outstanding liabilities for unpaid losses and LAE, net of reinsurance							$169,306

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the Atrium segment for the year ended December 31, 2016 is set forth below:

December 31, 2016

Liabilities for unpaid losses and allocated LAE, net of reinsurance	$169,306
Reinsurance recoverable on unpaid losses	$28,191
Unallocated loss adjustment expenses	$2,122
Fair value adjustments	$12,503
Total gross liability for unpaid losses and LAE	$212,122
Information about total IBNR liabilities and cumulative loss frequency as at December 31, 2016, including expected development on reported claims included within the net incurred losses and allocated LAE amounts for the Atrium segment, are set forth in the table below:

	As at December 31, 2016
Accident Year	Incurred Losses and ALAE, Net of Reinsurance	Total of IBNR plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
2007	$60,302	$1,610	282
2008	61,473	2,403	345
2009	45,060	1,822	377
2010	45,416	3,141	515
2011	67,924	3,926	765
2012	52,929	4,821	1,028
2013	55,288	7,694	1,582
2014	63,592	14,309	2,563
2015	67,927	23,553	3,936
2016	67,933	39,742	3,881
The following is unaudited supplementary information for average annual historical duration of claims in the Atrium segment:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Atrium	23.5%	32.1%	14.2%	7.8%	4.6%	2.4%	2.9%	0.7%	2.1%	1.6%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

StarStone
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the years ended December 31, 2016 , 2015 and 2014:

	2016	2015	2014
Balance as at January 1	$933,678	$861,800	$—
Less: reinsurance reserves recoverable	299,783	325,209	—
Net balance as at January 1	633,895	536,591	—
Net incurred losses and LAE:
Current period	415,829	367,040	229,488
Prior periods	(14,236)	(39,356)	(11,059)
Total net incurred losses and LAE	401,593	327,684	218,429
Net paid losses:
Current period	(52,128)	(62,739)	(49,489)
Prior periods	(199,125)	(149,820)	(80,315)
Total net paid losses	(251,253)	(212,559)	(129,804)
Effect of exchange rate movement	(15,984)	(17,821)	(16,716)
Acquired on purchase of subsidiaries	—	—	464,682
Assumed business	—	—	—
Ceded business	(66,100)	—	—
Net balance as at December 31	702,151	633,895	536,591
Plus: reinsurance reserves recoverable	357,231	299,783	325,209
Balance as at December 31	$1,059,382	$933,678	861,800

Net incurred losses and LAE for the years ended December 31, 2016 and 2015 were as follows:

	2016			2015
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$199,125	$52,128	$251,253	$149,820	$62,739	$212,559
Net change in case and LAE reserves	(51,309)	124,358	73,049	15,772	61,447	77,219
Net change in IBNR reserves	(156,546)	232,189	75,643	(200,730)	238,634	37,904
Increase (reduction) in estimates of net ultimate losses	(8,730)	408,675	399,945	(35,138)	362,820	327,682
Increase (reduction) in provisions for unallocated LAE	(3,611)	7,154	3,543	(683)	4,220	3,537
Amortization of fair value adjustments	(1,895)	—	(1,895)	(3,535)	—	(3,535)
Net incurred losses and LAE	$(14,236)	$415,829	$401,593	$(39,356)	$367,040	$327,684

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disclosures of Incurred and Paid Loss Development, IBNR, Claims Counts and Payout Percentages
The StarStone segment comprises 18% of the consolidated liability for losses and LAE as at December 31, 2016 and therefore has not been disaggregated further for the purposes of presenting the accident year disclosures below.

The following tables set forth information about incurred and paid loss development information for the StarStone segment as at December 31, 2016. The information related to incurred and paid loss development for the years ended December 31, 2014 through 2015 is presented as supplementary information and is unaudited. This business was acquired on April 1, 2014, as described in Note 3 - "Acquisitions". The information in the incurred and paid loss development tables below is presented on a prospective basis from the date of our acquisition of StarStone; as providing pre-acquisition incurred losses by accident year for years prior to 2014 was determined to be impracticable.

	Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2014 (unaudited)	2015 (unaudited)	2016
2007	$18,453	$17,532	$19,513
2008	50,984	48,558	48,609
2009	45,340	39,411	46,277
2010	174,838	158,845	160,093
2011	324,625	308,384	322,684
2012	365,135	347,626	329,426
2013	342,406	308,840	297,213
2014	248,702	292,595	279,432
2015		365,426	372,016
2016			271,950
		Total	$2,147,213

	Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,
Accident Year	2014 (unaudited)	2015 (unaudited)	2016
2007	$18,955	$18,986	$18,807
2008	48,991	49,170	48,734
2009	46,183	46,328	46,146
2010	145,427	155,431	154,101
2011	284,252	307,799	310,686
2012	224,506	260,323	278,308
2013	141,467	188,397	221,989
2014	42,486	113,340	163,515
2015		66,593	165,701
2016			57,753
		Total	$1,465,740
All outstanding liabilities for unpaid losses and LAE prior to 2007, net of reinsurance			1,210
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance			$682,683

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the StarStone segment for the year ended December 31, 2016 is set forth below:

December 31, 2016

Liabilities for unpaid losses and allocated LAE, net of reinsurance	$682,683
Reinsurance recoverable on unpaid losses	360,737
Unallocated loss adjustment expenses	16,825
Fair value adjustments	(863)
Total gross liability for unpaid losses and LAE	$1,059,382
Information about total IBNR liabilities and cumulative loss frequency as at December 31, 2016, including expected development on reported claims included within the net incurred losses and allocated LAE amounts for the StarStone segment, are set forth in the table below:

	As at December 31, 2016
Accident Year	Incurred Losses and ALAE, Net of Reinsurance	Total of IBNR plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
2007	$19,513	$—	1,254
2008	48,609	—	1,715
2009	46,277	309	2,253
2010	160,093	763	4,247
2011	322,684	5,067	8,997
2012	329,426	18,372	11,098
2013	297,213	30,226	12,414
2014	279,432	55,291	15,057
2015	372,016	96,665	21,721
2016	271,950	136,314	17,074
The following is unaudited supplementary information for average annual historical duration of claims in the StarStone segment:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
StarStone	18.7%	34.7%	21.5%	9.2%	4.4%	2.4%	—%	—%	—%	—%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. POLICY BENEFITS FOR LIFE CONTRACTS
We have acquired long duration contracts that subject us to mortality, longevity and morbidity risks and which are accounted for as life and annuity premiums earned. Life benefit reserves are established using assumptions for investment yields, mortality, morbidity, lapse and expenses, including a provision for adverse deviation. We establish and review our life reserves regularly based upon cash flow projections. We establish and maintain our life reinsurance reserves at a level that we estimate will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support all future cash flow benefit obligations and third-party servicing obligations as they become payable. Refer to Note 2 - "Significant Accounting Policies - (d) Policy Benefits for Life and Annuity Contracts" for a description of the assumptions used and the process for establishing our assumptions and estimates. Policy benefits for life contracts as at December 31, 2016 and 2015 were $112.1 million and $126.3 million, respectively. The annuity amounts presented in previous financial statements are now classified as held-for-sale liabilities.

13. PREMIUMS WRITTEN AND EARNED
The following tables provide a summary of net premiums written and earned in our Non-life Run-off, Atrium, StarStone and Life and Annuities segments for the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Non-life Run-off
Gross	$17,316	$25,989	$38,704	$116,494	$12,818	$45,684
Ceded	(8,114)	(9,234)	(16,110)	(72,125)	(2,546)	(14,516)
Net	$9,202	$16,755	$22,594	$44,369	$10,272	$31,168
Atrium
Gross	$143,170	$140,438	$149,082	$149,310	$154,248	$153,816
Ceded	(2,733)	(16,022)	(14,502)	(14,635)	(17,973)	(17,871)
Net	$140,437	$124,416	$134,580	$134,675	$136,275	$135,945
StarStone
Gross	$854,699	$830,186	$824,714	$769,875	$512,219	$528,135
Ceded	(206,663)	(153,578)	(196,287)	(196,729)	(113,045)	(154,502)
Net	$648,036	$676,608	$628,427	$573,146	$399,174	$373,633
Life and Annuities
Life	$6,261	$5,735	$1,553	$1,554	$2,235	$2,245
Total	$803,936	$823,514	$787,154	$753,744	$547,956	$542,991

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. GOODWILL, INTANGIBLE ASSETS AND DEFERRED CHARGES
The following tables present a reconciliation of the beginning and ending goodwill, intangible assets and deferred charges for the years ended December 31, 2016 and 2015:

2016	Goodwill	Intangible assets with a definite life - Other	Intangible assets with an indefinite life	Total	Intangible assets with a definite life - FVA	Other assets - Deferred Charges
Balance as at January 1, 2016	$73,071	$31,202	$87,031	$191,304	$127,170	$255,911
Acquired during the year	—	—	—	—	37,005	7,467
Amortization	—	(6,449)	—	(6,449)	(19,017)	(168,827)
Balance as at December 31, 2016	$73,071	$24,753	$87,031	$184,855	$145,158	$94,551

2015	Goodwill	Intangible assets with a definite life - Other	Intangible assets with an indefinite life	Total	Intangible assets with a definite life - FVA	Other assets - Deferred Charges
Balance as at January 1, 2015	$73,071	$41,048	$87,031	$201,150	$97,623	$—
Acquired during the year	—	—	—	—	23,968	271,176
Amortization	—	(9,846)	—	(9,846)	5,579	(15,265)
Balance as at December 31, 2015	$73,071	$31,202	$87,031	$191,304	$127,170	$255,911
Goodwill as at December 31, 2016 and 2015, related to Non-life Run-off, Atrium and StarStone, was $21.2 million, $38.9 million and $13.0 million, respectively. For the year ended December 31, 2016, we completed our assessment for impairment of goodwill and concluded that there had been no impairment of our carried goodwill amount.
Intangible assets with a definite life - Other includes the distribution channel, Lloyd’s capacity, technology and brand related to our acquisitions of Atrium and StarStone. These assets are amortized on a straight-line basis over a period ranging from four to fifteen years. Intangible asset amortization for the years ended December 31, 2016, 2015 and 2014 was $6.4 million, $9.8 million and $6.0 million, respectively. Amortization for the year ended December 31, 2015 included an impairment charge of $4.0 million for the Torus brand in relation to the StarStone rebranding exercise.
Intangible assets with an indefinite life includes assets associated with the Lloyd’s syndicate capacity for StarStone and Atrium, StarStone's U.S. insurance licenses, and Atrium’s management contract with Syndicate 609 in relation to underwriting, actuarial and support services it provides.
Intangible assets with a definite life - fair value adjustments ("FVA") relates to outstanding losses and LAE, unearned premiums, other liabilities, reinsurance recoverables and other assets. These are included as a component of each balance sheet item. FVA are amortized in proportion to the recovery period for outstanding losses and LAE and reinsurance recoverables and as the unearned premiums expire for business in-force as of the acquisition date. Intangible asset amortization (accretion) of fair value adjustments for the years ended December 31, 2016, 2015 and 2014 was $19.0 million, $(5.6) million and $(9.8) million, respectively. The FVA acquired during the year ended December 31, 2016 related to other assets and other liabilities in our acquisition of Dana, as described in Note 3 - “Acquisitions” and Note 23 - “Commitments and Contingencies”.
Other assets - deferred charges relate to retroactive reinsurance policies providing indemnification of losses and LAE with respect to past loss events. At the inception of a contract, a deferred charge asset is recorded for the excess, if any, of the estimated ultimate losses payable over the premiums received. These amounts relate to the transactions with Voya Financial, Sun Life and Coca-Cola, described in Note 4 - "Significant New Business". Amortization of the deferred charges included $130.2 million and $15.3 million related to a reduction in the liability for losses and LAE for the years ended December 31, 2016 and December 31, 2015, respectively, and $38.6 million primarily related to a change in the expected return on the underlying assets for the year ended December 31, 2016.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross carrying value, accumulated amortization and net carrying value of intangible assets by type and deferred charge at December 31, 2016 and 2015 were as follows:

	2016			2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with a definite life:
Fair value adjustments:
Losses and LAE liabilities	$458,202	$(334,475)	$123,727	$456,110	$(307,785)	$148,325
Reinsurance balances recoverable	(175,924)	160,350	(15,574)	(175,774)	154,619	(21,155)
Other Assets	(48,840)	$—	(48,840)	$—	$—	$—
Other Liabilities	85,845	$—	85,845	$—	$—	$—
Total	$319,283	$(174,125)	$145,158	$280,336	$(153,166)	$127,170
Other:
Distribution channel	$20,000	$(4,111)	$15,889	$20,000	$(2,777)	$17,223
Technology	15,000	(10,978)	4,022	15,000	(6,561)	8,439
Brand	7,000	(2,158)	4,842	12,000	(6,460)	5,540
Total	$42,000	$(17,247)	$24,753	$47,000	$(15,798)	$31,202
Intangible assets with an indefinite life:
Lloyd’s syndicate capacity	$37,031	$—	$37,031	$37,031	$—	$37,031
Licenses	19,900	—	19,900	19,900	—	19,900
Management contract	30,100	—	30,100	30,100	—	30,100
Total	$87,031	$—	$87,031	$87,031	$—	$87,031

Deferred charges on retroactive reinsurance	$278,643	$(184,092)	$94,551	271,176	(15,265)	255,911
The table above excludes fair value adjustments of $46.5 million and $53.6 million as at December 31, 2016 and 2015, respectively, relating to policy benefits for life and annuity contracts relating to our Pavonia operations which are classified as held-for-sale. Amortization of fair value adjustments relating to Pavonia was $7.0 million and $7.9 million during the years ended December 31, 2016 and 2015, respectively.
The estimated amortization expense for each of the five succeeding fiscal years related to our intangible assets with a definite life is as follows:

Year	Non-life Run-off	Atrium	StarStone	Total
2017	$9,274	$(504)	$2,761	$11,531
2018	$9,524	$469	$315	$10,308
2019	$10,178	$1,056	$(380)	$10,854
2020	$10,294	$1,346	$(231)	$11,409
2021	$9,682	$1,620	$(140)	$11,162

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. LOANS PAYABLE
We utilize debt facilities primarily for acquisitions and, from time to time, for general corporate purposes. Under these facilities, loans payable as of December 31, 2016 and 2015 were as follows:

Facility	Origination Date	Term	2016	2015
EGL Revolving Credit Facility	September 16, 2014	5 years	$535,103	$505,750
Sussex Facility	December 24, 2014	4 years	63,500	94,000
EGL Term Loan Facility	November 18, 2016	3 years	75,000	—
Total loans payable			$673,603	$599,750
During the year ended December 31, 2016, we utilized $571.0 million and repaid $493.3 million under our facilities. The facilities were primarily utilized for funding acquisitions and significant new business as described in Note 3 - "Acquisitions" and Note 4 - "Significant New Business," respectively.
For the years ended December 31, 2016, 2015 and 2014, interest expense was $20.6 million, $19.4 million and $12.9 million, respectively, on our loan facilities.
EGL Revolving Credit Facility
This 5-year revolving credit facility, originated on September 16, 2014, and most recently amended on August 5, 2016, is among the Parent Company and certain of its subsidiaries, as borrowers and as guarantors, and various financial institutions. We are permitted to borrow up to an aggregate of $665.0 million and we have an option to obtain additional commitments of up to $166.25 million. The individual outstanding loans under this facility are short-term loans, and the fair values of these loans approximate their book values. As of December 31, 2016, there was $129.9 million of available unutilized capacity under this facility. Subsequent to December 31, 2016, we utilized $90.0 million and repaid $34.0 million bringing the available unutilized capacity under this facility to $73.9 million.
Interest is payable at least every six months at a LIBOR rate plus a margin and utilization fee as set forth in the credit facility agreement. The margin could vary based upon any change in our long term senior unsecured debt rating assigned by Standard & Poor’s Ratings Services or Fitch Ratings Ltd. We also pay a commitment fee for any unutilized portion of the facility. In the event of default, the interest rate may increase and the agent may cancel lender commitments and may demand early repayment.
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
We borrowed €75.0 million under the facility during 2016 that was designated as a non-derivative hedge of our net investment in certain subsidiaries whose functional currency is denominated in Euros. The foreign exchange effect of revaluing these Euro borrowings resulted in a gain of $6.0 million recognized in the currency translation adjustment within accumulated other comprehensive income (loss) for the year ended December 31, 2016, respectively. These amounts were offset against equivalent amounts recognized upon the translation of those subsidiaries' financial statements from functional currency into U.S. dollars. There were no ineffective portions of the net investment hedge during the year ended December 31, 2016, which would have required reclassification from accumulated other comprehensive income (loss) into earnings.
Sussex Facility
On December 24, 2014, we entered into a four-year term loan (the "Sussex Facility", formerly called the Companion Facility) with two financial institutions. This facility was fully utilized to borrow $109.0 million to fund 50% of the consideration payable for the acquisition of Sussex, which was completed on January 27, 2015. During the years ended December 31, 2016 and 2015, we repaid $30.5 million and $15.0 million of the outstanding principal under this facility.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest is payable at least every six months at a LIBOR rate plus a margin as set forth in the loan agreement. In the event of default, the interest rate may increase and early repayment may be demanded, or the lender could proceed against the security. This facility is secured by a first priority interest in all of the assets and stock of Sussex.
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
EGL Term Loan Facility
On November 18, 2016, we entered into and fully utilized a three-year $75.0 million unsecured term loan (the "EGL Term Loan Facility").
Interest is payable at least every three months at either (i) a base rate plus a margin or (ii) a LIBOR rate plus a margin as set forth in the loan agreement. In the event of default, an interest rate increase and early repayment may be demanded.
Financial and business covenants imposed on us include certain limitations on mergers, consolidations, acquisitions, indebtedness and guarantees, restrictions on dividends, and limitations on liens. We are also required to maintain an average credit quality in our fixed income investment portfolio of BBB or its equivalent, and certain of our subsidiaries are restricted from engaging in certain derivative transactions without lender consent. The covenants require our regulated insurance subsidiaries to maintain capital resources of at least 1.1 times the amount required to meet solvency requirements.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. NONCONTROLLING INTERESTS
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest ("RNCI") as of December 31, 2016 comprises the ownership interest held by Trident (39.32%) and Dowling (1.71%) in North Bay Holdings Limited ("North Bay"). On December 23, 2015, we completed a corporate reorganization of certain of our subsidiary holding companies. Following the reorganization, StarStone Holdings and Northshore are owned by a common parent, North Bay. Northshore owns 100% of Atrium and Arden. StarStone Holdings owns 100% of StarStone and all of the interests in a segregated cell of one of our non-life run-off subsidiaries that reinsured all of StarStone’s non-life run-off reserves with effect from January 1, 2014.
The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI for the years ended December 31, 2016 and 2015:

	2016	2015
Balance at beginning of year	$417,663	$374,619
Capital contributions	—	15,728
Dividends paid	—	(16,128)
Net earnings (loss) attributable to RNCI	40,639	(8,797)
Accumulated other comprehensive income (loss) attributable to RNCI	651	(745)
Transfer from noncontrolling interest	—	15,801
Change in redemption value of RNCI	(4,431)	37,185
Balance at end of year	$454,522	$417,663
We have carried the RNCI at its estimated redemption value, which is fair value, as of December 31, 2016. The decrease was primarily attributable to a decrease in comparable company market valuations.
On June 30, 2015, Trident contributed $15.7 million to StarStone Holdings. The transfer from noncontrolling interest in 2015 related to Dowling's interest. It was transferred to RNCI on December 31, 2015 following the corporate reorganization.
Refer to Note 2 - "Significant Accounting Policies," Note 3 - "Acquisitions," Note 21 - "Related Party Transactions" and Note 23 - "Commitments and Contingencies" for additional information regarding RNCI.
Noncontrolling Interest
As of December 31, 2016, we had $8.5 million of noncontrolling interest ("NCI") primarily related to an external interest in one of our non-life run-off subsidiaries. A reconciliation of the beginning and ending carrying amount of the equity attributable to NCI is included in the Consolidated Statement of Changes in Shareholders Equity.
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

The difference between the price we paid and the book value of the NCI immediately prior to repurchase has been reflected as an increase to additional paid-in capital.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. SHARE CAPITAL
As at December 31, 2016 and 2015, the authorized share capital was 111,000,000 ordinary shares ("Voting Ordinary Shares") and non-voting convertible ordinary shares ("Non-Voting Ordinary Shares"), each of par value $1.00 per share, and 45,000,000 preference shares of par value $1.00 per share.
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
The Non-Voting Ordinary Shares are comprised of several different series as of December 31, 2016:

•	The Series A shares were issued and held in treasury, but were not outstanding. These shares were canceled in June 2016 in an internal reorganization as described below.

•
The Series C shares were originally issued in connection with investment transactions in April and December of 2011. The Series C shares: (i) have all of the economic rights (including dividend rights) attaching to Voting Ordinary Shares but are non-voting except in certain limited circumstances; (ii) will automatically convert at a one-for-one exchange ratio (subject to adjustment for share splits, dividends, recapitalizations, consolidations or similar transactions) into Voting Ordinary Shares if the registered holder transfers them in a widely dispersed offering; (iii) may only vote on certain limited matters that would constitute a variation of class rights and as required under Bermuda law, provided that the aggregate voting power of the Series C shares with respect to any merger, consolidation or amalgamation will not exceed 0.01% of the aggregate voting power of our issued share capital; and (iv) require the registered holders’ written consent in order to vary the rights of the shares in a significant and adverse manner.

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

•
There were 404,771 Series E shares issued and outstanding as of December 31, 2016. There were 714,015 Series E shares originally issued and outstanding in connection with the acquisition of StarStone. During 2015, 309,244 of the previously issued and outstanding Series E shares were converted into Voting Ordinary Shares upon market sales constituting a widely dispersed offering. The Series E shares have substantially the same rights as the Series C shares, except that (i) they are convertible only into Voting Ordinary Shares and (ii) they may only vote as required under Bermuda law. The Series E shares include all other Non-Voting Ordinary Shares authorized under our bye-laws but not classified as Series A, B, C or D Non-Voting Ordinary Shares.

As of December 31, 2016, there were warrants outstanding to acquire 175,901 Series C Non-Voting Ordinary Shares for an exercise price of $115.00 per share, subject to certain adjustments (the "Warrants"). The Warrants were issued in April 2011 and expire in April 2021. The Warrant holder may, at its election, satisfy the exercise price of the Warrants on a cashless basis by surrender of shares otherwise issuable upon exercise of the Warrants in accordance with a formula set forth in the Warrants. During December 2016, 164,919 Warrants were exercised on a cashless basis, resulting in the issuance of 66,520 Series C Non-Voting Ordinary Shares. In a series of transactions that took place subsequent to December 31, 2016, 192,485 Series C Non-Voting Ordinary Shares converted into Voting Ordinary Shares in a widely dispersed offering by their registered holders.
As of December 31, 2016, there were 388,571 Series C Participating Non-Voting Perpetual Preferred Stock ("Series C Preferred Shares") issued and held by one of our wholly-owned subsidiaries. The Series C Preferred Shares were issued in June 2016 in an internal reorganization transaction that resulted in the cancellation of all of the Series A Shares, which had an equivalent value and were also previously held by our wholly-owned subsidiary. The Series C Preferred Shares (i) upon liquidation, dissolution or winding up of the Company, entitle their holders to a preference over holders of our ordinary voting and non-voting shares of an amount equal to $0.001 per share with respect to surplus assets and (ii) are non-voting except in certain limited circumstances. The Series C Preferred shares have dividend rights equal to those of the ordinary voting shares, subject to certain limitations and in an amount determined by a "participation rate" that is generally reflective of the reduction in the number of Series C Preferred Shares issued

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in exchange for the previously outstanding Series A Shares. The Series C Preferred Shares otherwise rank on parity with the ordinary voting and non-voting shares, and they rank senior to each other class or series of share capital, unless the terms of any such class or series shall expressly provide otherwise.
There were 714,015 Series B Convertible Participating Non-Voting Perpetual Preferred Stock, par value 1.00 per share (the “Non-Voting Preferred Shares”) issued and converted into Series E shares during 2014 in connection with our acquisition of StarStone.
18. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Numerator:
Net earnings from continuing operations	$252,844	$222,322	$208,210
Net earnings (losses) from discontinuing operations	11,963	(2,031)	5,539
Net earnings attributable to Enstar Group Limited	$264,807	$220,291	$213,749

Denominator:
Weighted-average ordinary shares outstanding — basic	19,299,426	19,252,072	18,409,069
Effect of dilutive securities:
Restricted shares	31,434	63,900	57,184
Restricted share units	16,994	12,901	15,986
Warrants	99,387	78,883	58,957
Preferred shares	—	—	136,934
Weighted-average ordinary shares outstanding — diluted	19,447,241	19,407,756	18,678,130

Earnings per share attributable to Enstar Group Limited:
Basic:
Net earnings from continuing operations	$13.10	$11.55	$11.31
Net earnings (loss) from discontinuing operations	0.62	(0.11)	0.30
Net earnings per ordinary share	$13.72	$11.44	$11.61
Diluted:
Net earnings from continuing operations	$13.00	$11.46	$11.15
Net earnings (loss) from discontinuing operations	0.62	(0.11)	0.29
Net earnings per ordinary share	$13.62	$11.35	$11.44

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. SHARE-BASED COMPENSATION AND PENSIONS
Share-based compensation
Employee share awards have been granted under the 2016 and 2006 Equity Incentive Plans.
Restricted Shares and Restricted Share Units
Restricted shares and restricted share units are service awards that typically vest over three to four years. These awards are share-settled and are recorded in additional paid-in capital on the consolidated balance sheets. The fair value of these awards is measured at the grant date and expensed over the service period. The following table summarizes the activity related to restricted shares and restricted share awards during 2016:

	Number of Shares	Weighted- Average Share Price of Award
Nonvested — January 1	96,055	$150.04
Granted	44,165	182.98
Vested	(44,925)	101.48
Forfeited	(16,303)	141.09
Nonvested — December 31	78,992	165.94
Compensation costs of $3.0 million, $6.1 million and $3.9 million relating to these share awards were recognized in our statement of earnings for the years ended December 31, 2016, 2015 and 2014, respectively. The unrecognized compensation cost related to our non-vested share awards as at December 31, 2016 was $8.4 million. This cost is expected to be recognized over the next 2.0 years, which is the weighted average contractual life of the awards.
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
The following table summarizes the activity related to SARs during 2016:

	Number of SARs	Weighted- Average Exercise Price of SARs	Weighted Average Expected Term (in years)	Aggregate Intrinsic Value(1)
Balance, beginning of year	1,160,828	$140.51
Exercised	(92,458)	139.88
Forfeited	(127,202)	139.58
Balance, end of year	941,168	140.70	1.94	$53,644
(1) The aggregate intrinsic value is calculated as the pre-tax difference between the exercise price of the underlying share awards and the closing price per share of our ordinary shares of $197.70 on December 31, 2016.
Compensation expense for SARs is based on the estimated fair value on the date of grant using the Black-Scholes valuation model, which requires the use of subjective assumptions related to the expected stock price volatility, expected term, expected dividend yield and risk-free interest rate. SARs are liability-classified awards for which compensation expense and the liability are re-measured using the then-current Black Scholes assumptions at each interim reporting date based upon the portion of the requisite service period rendered. Compensation costs of $35.6 million and $8.9 million relating to these share awards were recognized in our statement of earnings for the years ended December 31, 2016 and 2015, respectively. The unrecognized compensation cost related to our SARs as at December 31, 2016 was $10.1 million. This cost is expected to be recognized over the next 0.53 years, which is the weighted-average remaining vesting term of the awards.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the assumptions used to estimate the fair value of the SARs using the Black-Scholes option valuation model as at December 31, 2016 and 2015:

	2016	2015	2014
Weighted-average fair value per SAR	$62.39	$29.02	$37.63
Weighted-average volatility	19.82%	22.08%	21.24%
Weighted-average risk-free interest rate	1.12%	1.29%	0.81%
Dividend yield	0.00%	0.00%	0.00%
Performance Share Units ("PSUs")
Subsequent to December 31, 2016, we granted 34,775 PSU's with a grant date fair value of $6.9 million. The PSU's are share-settled and vest on the third anniversary of the grant date. The number of shares to vest will be determined by a performance adjustment based on the change in fully diluted book value per share ("FDBVPS") over three years. An increase of 30% to 40% or more in FDBVPS results in a settlement of 100% to a maximum of 150% of the units granted, respectively. An increase of 20% to 30% in FDBVPS results in a settlement of 50% to 100% of the units granted, respectively. Straight-line interpolation applies within these ranges and no settlement occurs if the increase in FDBVPS is less than 20%.
Other share-based compensation plans
Northshore Incentive Plan
Our subsidiary, Northshore, has long-term incentive plans that award time-based restricted shares of Northshore to certain Atrium employees. Shares generally vest over two to three years. These share awards have been classified as liability awards. For the years ended December 31, 2016, 2015, and 2014, compensation costs of $2.8 million, $3.9 million and $5.2 million relating to the long-term incentive plans were recorded in our consolidated statement of earnings. The unrecognized compensation cost related to the Northshore incentive plan at December 31, 2016 was $3.7 million. This cost is expected to be recognized over the next 1.76 years, which is the weighted average contractual life of the awards.
Deferred Compensation and Ordinary Share Plan for Non-Employee Directors
For the years ended December 31, 2016, 2015 and 2014, 4,298, 5,174 and 3,716 restricted share units, respectively, were credited to the accounts of non-employee directors under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors (the "Deferred Compensation Plan"). Expense related to the restricted share units for the years ended December 31, 2016, 2015 and 2014, was $0.7 million, $1.0 million and $0.5 million, respectively.
During the years ended December 31, 2015 and 2014, 2,393 and 11,749 restricted share units, respectively, previously credited to the accounts of two directors under the Deferred Compensation Plan were converted into ordinary shares following their resignations. Also during 2014, 14,922 restricted share units previously credited to one of the retiring director's account under a previous deferred compensation plan were converted into the same number of our ordinary shares.
Employee Share Purchase Plan
For the years ended December 31, 2016, 2015 and 2014, compensation costs relating to the shares issued under the Amended and Restated Enstar Group Limited Employee Share Purchase Plan ("Share Plan") of $0.3 million, $0.3 million and $0.1 million, respectively, were recorded as salaries and benefits in our consolidated statement of earnings. For the years ended December 31, 2016, 2015 and 2014, 12,234, 11,998 and 6,031 shares, respectively, were issued to employees under the Share Plan.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Plans
We provide retirement benefits to eligible employees through various plans that we sponsor.
Defined Contribution Plans
Pension expense relating to defined contribution plans for the years ended December 31, 2016, 2015 and 2014 was $10.8 million, $10.3 million and $9.2 million, respectively. Pension expense can be affected by changes in our employee headcount as a result of our acquisitions described in Note 3 - "Acquisitions."
Defined Benefit Plan
We have a noncontributory defined benefit pension plan that was acquired in the Providence Washington transaction in 2010. Pension expense relating to this defined benefit plan was $2.3 million, $0.6 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in pension expense during 2016 was due to the completion of a lump sum buyout offering during 2016 and was offset by a reduction in accumulated other comprehensive loss in shareholders' equity. During 2016, an actuarial review was performed, which determined that the plan’s unfunded liability, as at December 31, 2016, was $10.3 million as compared to $12.1 million as at December 31, 2015. As at December 31, 2016 and 2015, we had an accrued liability of $10.3 million and $12.1 million, respectively, for this plan.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. TAXATION
Enstar Group Limited's Parent Company is incorporated under the laws of Bermuda and under Bermuda law is not required to pay taxes in Bermuda based upon income or capital gains. The Company, under the Exempted Undertakings Tax Protection Act of 1966, is protected against any legislation that may be enacted in Bermuda which would impose any tax on profits, income, or gain until March 31, 2035.
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
The following table presents earnings before income taxes by jurisdiction from continuing operations:

	2016	2015	2014
Domestic (Bermuda)	$191,647	$61,695	$154,453
Foreign	135,677	163,327	72,845
Total earnings before income tax on continuing operations	$327,324	$225,022	$227,298
The following table presents our current and deferred income tax expense (benefit) from continuing operations by jurisdiction:

	2016	2015	2014
Current:
Domestic (Bermuda)	$—	$—	$—
Foreign	21,485	30,028	38,814
	21,485	30,028	38,814
Deferred:
Domestic (Bermuda)	—	—	—
Foreign	13,389	(17,378)	(33,213)
	13,389	(17,378)	(33,213)
Total tax expense on continuing operations	$34,874	$12,650	$5,601

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual income tax rate differs from the amount computed by applying the effective rate of 0% under Bermuda law to earnings from continuing operations before income taxes as shown in the following reconciliation:

	2016	2015	2014
Earnings before income tax	$327,324	$225,022	$227,298
Bermuda income taxes at statutory rate	0.0%	0.0%	0.0%
Foreign income tax rate differential	8.8%	17.6%	11.3%
Change in unrecognized tax benefits	—%	—%	(1.0)%
Benefit of loss carryovers	—%	—%	(1.3)%
Change in valuation allowance	(0.1)%	(10.5)%	(13.2)%
Investment write-off	—%	—%	1.9%
Foreign currency translation	—%	(0.3)%	0.8%
Other	2.0%	(1.2)%	4.0%
Effective tax rate	10.7%	5.6%	2.5%
Our effective tax rate is driven by the geographical distribution of our pre-tax net earnings between our taxable and non-taxable jurisdictions.
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities reflect the tax effect of the differences between the financial reporting and income tax bases of assets and liabilities. Significant components of the deferred tax assets and deferred tax liabilities related to our continuing operations were as follows:

	As of December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$262,271	$259,851
Tax credits and other carryforwards	7,487	6,354
Insurance reserves	19,265	29,682
Unearned premiums	8,760	6,821
Lloyd's underwriting losses taxable in future periods	6,581	17,768
Provisions for bad debt	16,018	17,694
Other deferred tax assets	7,946	3,532
Gross deferred tax assets	328,328	341,702
Valuation allowance	(290,861)	(291,280)
Deferred tax assets	37,467	50,422
Deferred tax liabilities:
Unrealized gains on investments	(12,804)	(10,567)
Intangible assets	(20,615)	(20,895)
Other deferred tax liabilities	(21,030)	(22,044)
Deferred tax liabilities	(54,449)	(53,506)
Net deferred tax liability	$(16,982)	$(3,084)

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2016, we had net operating loss carryforwards that could be available to offset future taxable income, as follows:

Tax Jurisdiction	Loss Carryforwards	Tax effect	Expiration
Operating and Capital Loss Carryforwards:
United States - Net operating loss	$571,235	$193,670	2021-2033
United States - Capital loss	11,820	4,905	2021-2026
United Kingdom	280,707	57,381	None
Other	30,098	6,152	None
Tax Credits:
United States alternative minimum tax		$7,374	None
Assessment of Valuation Allowance on Deferred Tax Assets
As of December 31, 2016 and 2015, we had deferred tax asset valuation allowances of $290.9 million and $291.3 million, respectively, related to foreign subsidiaries.
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
The decrease of $0.4 million in our continuing operations for 2016 related to the utilization of deferred tax assets for which we previously carried a valuation allowance, offset by additional valuation allowance for deferred tax assets management assessed as unable to meet the more-likely-than-not standard for utilization.
Uncertainty in Income Taxes
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2016	2015	2014
Balance, beginning of year	$—	$—	$2,249
Gross increases — tax positions related to prior years	—	—	—
Gross decreases — tax positions related to prior years	—	—	—
Lapse of statute of limitations	—	—	(2,249)
Balance, end of year	$—	$—	$—
During the years ended December 31, 2016, 2015 and 2014, we recognized a benefit for the reversal of interest and penalties related to unrecognized tax benefits due to the expiration of the statute of limitations in the amount of $nil, $nil and $2.2 million, respectively. There were no accruals for the payment of interest and penalties related to unrecognized tax benefits at each of December 31, 2016, 2015 and 2014.
Our operating subsidiaries may be subject to audit by various tax authorities and may have different statutes of limitations expiration dates. Tax authorities may propose adjustments to our income taxes. Listed below are the tax years that remain subject to examination by a major tax jurisdiction as of December 31, 2016:

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major Tax Jurisdiction	Open Tax Years
United States	2013-2015
United Kingdom	2013-2015
Australia	2011-2015
21. RELATED PARTY TRANSACTIONS
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
In addition, we have entered into certain agreements with Trident with respect to Trident’s co-investments in the Atrium, Arden, and StarStone acquisitions. These include investors’ agreements and shareholders’ agreements, which provide for, among other things: (i) our right to redeem Trident’s equity interest in the Atrium/Arden and StarStone transactions in cash at fair market value within the 90 days following the fifth anniversary of the Arden and StarStone closings, respectively, and at any time following the seventh anniversary of the Arden and StarStone closings, respectively; and (ii) Trident’s right to have its equity co-investment interests in the Atrium/Arden and StarStone transactions redeemed by us at fair market value (which we may satisfy in either cash or our ordinary shares) following the seventh anniversaries of the Arden closing and StarStone closing, respectively. As of December 31, 2016, we have included $454.5 million (December 31, 2015: $417.7 million) as RNCI on our balance sheet relating to these Trident co-investment transactions. Pursuant to the terms of the shareholders’ agreements, Mr. Carey serves as a Trident representative on the boards of the holding companies established in connection with the Atrium/Arden and StarStone co-investment transactions. Trident also has a second representative on these boards who is a Stone Point employee.
As at December 31, 2016, we had investments in funds (carried within other investments) and a registered investment company affiliated with entities owned by Trident or otherwise affiliated with Stone Point. The fair value of the investments in the funds was $232.1 million and $237.9 million as of December 31, 2016 and December 31, 2015, respectively, while the fair value of our investment in the registered investment company was $20.9 million and $21.0 million as at December 31, 2016 and December 31, 2015, respectively. For the years ended December 31, 2016 and 2015, we recognized net realized and unrealized gains of $17.2 million and net realized and unrealized losses of $0.1 million respectively, in respect of the fund investments, and net realized and unrealized losses of $0.4 million and $4.7 million, respectively, in respect of the registered investment company investment. For the years ended December 31, 2016 and 2015, we recognized interest income of $3.1 million and $2.8 million in respect of the registered investment company.
We also have separate accounts, with a balance of $215.0 million and $157.8 million as at December 31, 2016 and 2015, respectively, managed by Eagle Point Credit Management and PRIMA Capital Advisors, which are affiliates of entities owned by Trident, with respect to which we incurred approximately $0.5 million and $0.4 million in management fees for the years ended December 31, 2016 and 2015, respectively.
In addition, we are invested in two funds (carried within other investments) managed by Sound Point Capital, an entity in which Mr. Carey has an indirect minority ownership interest and serves as director. The fair value of our investments in Sound Point Capital funds was $25.4 million and $34.5 million as of December 31, 2016 and December 31, 2015, respectively; the decrease was primarily due to a partial sale of fund investment during the year ended December 31, 2016. For the years ended December 31, 2016 and 2015, we have recognized net realized and unrealized gains of $1.9 million and $0.6 million, respectively, in respect of investments managed by Sound Point Capital.
Sound Point Capital has acted as collateral manager for certain of our direct investments in CLO equity securities. The fair value of these investments was $20.3 million and $18.2 million as at December 31, 2016 and December 31, 2015, respectively. For the years ended December 31, 2016 and 2015, we recognized net realized and unrealized gains of $2.1 million and net realized unrealized losses of $3.6 million, respectively. For the years ended December

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

31, 2016 and 2015, we recognized interest income of $6.7 million and $3.4 million, respectively, in respect of these investments.
We have a separate account managed by Sound Point Capital, with a balance of $61.2 million and $53.5 million as at December 31, 2016 and December 31, 2015, respectively, with respect to which we incurred approximately $0.3 million and $0.1 million in management fees for the years ended December 31, 2016 and 2015, respectively.
Goldman Sachs & Co.
Affiliates of Goldman, Sachs & Co. ("Goldman Sachs") previously owned approximately 4.1% of our Voting Ordinary Shares and 100% of our Series C Non-Voting Ordinary Shares ("Series C Shares"), which constituted an aggregate economic interest of approximately 17.5% (excluding the impact of Goldman Sachs' warrants to acquire additional Series C Non-Voting Ordinary Shares). During September 2016, Goldman Sachs affiliates: (i) sold a portion of their Voting Ordinary Shares, Series C Non-Voting Ordinary Shares, and warrants, following which they held an aggregate economic interest of approximately 8.5% and (ii) sold Series C Shares to Canada Pension Plan Investment Board ("CPPIB") that resulted in Goldman Sachs holding an aggregate economic interest of approximately 2.3%. In December 2016, we filed a registration statement at Goldman Sachs' expense, pursuant to which Goldman Sachs affiliates were permitted to offer their remaining Voting Ordinary Shares and Series C Shares for resale from time to time. In addition, Goldman Sachs affiliates completed a cashless exercise of their remaining warrants, which were exchanged for Series C Non-Voting Ordinary Shares and included under the registration statement. Sumit Rajpal, a managing director of Goldman Sachs, was appointed to our Board of Directors in connection with Goldman Sachs’ investment in Enstar; he resigned on September 16, 2016.
As of December 31, 2016 and December 31, 2015, we had investments in funds (carried within other investments) affiliated with entities owned by Goldman Sachs, which had a fair value of $19.3 million and $39.6 million, respectively. The decrease was primarily due to a sale of one of the fund investments during the year ended December 31, 2016. As of December 31, 2016 and December 31, 2015, we had an indirect investment in non-voting interests of two companies affiliated with Hastings Insurance Group Limited which had a fair value of $49.9 million and $44.6 million, respectively. Goldman Sachs affiliates have an approximately 38% interest in the Hastings companies, and Mr. Rajpal serves as a director of the entities in which we have invested. For the years ended December 31, 2016 and 2015, we recognized net realized and unrealized gains of $20.6 million and $24.1 million and interest income of $1.7 million and $nil, respectively, in respect of the Goldman Sachs-affiliated investments.
A Goldman Sachs affiliate provides investment management services to one of our subsidiaries. Our interests are held in accounts managed by affiliates of Goldman Sachs, with a balance of $748.0 million and $758.9 million as at December 31, 2016 and December 31, 2015 respectively, with respect to which we incurred approximately $0.8 million and $0.6 million in management fees for the years ended December 31, 2016 and 2015, respectively.
CPPIB
CPPIB, together with management of Wilton Re, own 100% of the common stock of Wilton Re. Subsequent to the closing of our transaction with Wilton Re on June 3, 2015, CPPIB purchased voting and non-voting shares in Enstar from FR XI Offshore AIV, L.P., First Reserve Fund XII, L.P., FR XII-A Parallel Vehicle L.P. and FR Torus Co-Investment, L.P. On September 29, 2015, CPPIB exercised its acquired right to appoint a representative, Poul Winslow, to our Board of Directors. During November 2016, CPPIB acquired additional non-voting shares in Enstar from Goldman Sachs affiliates in a private transaction. Following this transaction, CPPIB's shares constitute an approximate 9.3% voting interest and an approximate 16% aggregate economic interest in Enstar.
In addition, approximately 4.6% of our voting shares (constituting an aggregate economic interest of approximately 3.8%) are held indirectly by CPPIB through CPPIB Epsilon Ontario Limited Partnership ("CPPIB LP"). CPPIB is the sole limited partner of CPPIB LP, and CPPIB Epsilon Ontario Trust ("CPPIB Trust") is the general partner. CPPIB's director representative is a trustee of CPPIB Trust.
We also have a pre-existing reinsurance recoverable from a company later acquired by Wilton Re, which was carried on our balance sheet at $9.4 million as of December 31, 2016.
KaylaRe
On December 15, 2016, our equity method investee, KaylaRe Holdings Ltd. ("KaylaRe") completed an initial capital raise of $620.0 million. We own approximately 48.4% of KaylaRe's common shares. We also have a warrant

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to purchase up to 900,000 common shares of KaylaRe, exercisable upon an initial public offering or listing of KaylaRe’s common shares at an exercise price of $20.00 per share. We have recorded the investment in KaylaRe using the equity method basis of accounting, pursuant to the conclusion that we are not required to consolidate following an analysis based on the guidance in ASC 810 - Consolidation. Our investment in the common shares and warrants of KaylaRe was carried at $294.6 million in other assets on our consolidated balance sheet as at December 31, 2016.
In connection with our investment in KaylaRe, we entered into a Shareholders Agreement with the other shareholders in KaylaRe, including the Trident funds and HH KaylaRe Holdings, Ltd., an affiliate of Hillhouse Capital Management (“Hillhouse”). The Shareholders Agreement (i) provides us with the right to appoint one member to the KaylaRe Board of Directors until the date that we own less than 1,250,000 common shares, (ii) includes a five year lock-up period on common shares of KaylaRe (unless KaylaRe completes an initial public offering before the expiry of this five year lock-up period), (iii) provides customary tag-along rights and rights of first refusal in the case of certain proposed transfers by any other shareholder and customary preemptive rights in the event of a proposed new issuance of equity securities by KaylaRe. In the event that KaylaRe has not consummated an initial public offering by March 31, 2021, the Trident funds have the right to require us and Hillhouse to purchase on a pro rata basis all of their common shares in KaylaRe at the then-current fair market value.
Our subsidiary, Enstar Limited, acts as insurance and reinsurance manager to KaylaRe's subsidiary, KaylaRe Ltd. Affiliates of Enstar have also entered into various reinsurance agreements with KaylaRe Ltd., and KaylaRe Ltd. will also have the opportunity to participate in future Enstar legacy transactions. We also provide administrative services to KaylaRe and KaylaRe Ltd.
Through a Quota Share Agreement dated December 15, 2016, (the "KaylaRe-StarStone QS") several of our StarStone affiliates have entered into a Quota Share Treaty with KaylaRe Ltd. pursuant to which KaylaRe Ltd. reinsures 35% of all business written by these StarStone affiliates for risks attaching from January 1, 2016, net of the StarStone affiliates’ reinsurance programs. During the year ended December 31, 2016, StarStone ceded $117.6 million of premium earned, $75.7 million of net incurred losses and LAE and $42.5 million of acquisition costs to KaylaRe Ltd under the KaylaRe-StarStone QS. These amounts were recorded in the aggregate as net incurred losses and LAE of $1.4 million in our consolidated statement of earnings for the year ended December 31, 2016 in accordance with retroactive reinsurance accounting. In addition, certain of our non-life run-off subsidiaries ceded $177.2 million of loss reserves to KaylaRe Ltd. during the year ended December 31, 2016, on a funds held basis.
Our consolidated balance sheet as at December 31, 2016 included the following balances related to transactions between us and KaylaRe and KaylaRe Ltd.: reinsurance recoverable of $242.1 million, prepaid reinsurance premiums of $109.0 million, funds held of $182.3 million recorded in other liabilities, insurance and reinsurance balances payable of $132.6 million, and ceded acquisition costs of $41.2 million recorded as a reduction of deferred acquisition costs.
Hillhouse
Investment funds managed by Hillhouse collectively own approximately 2.1% of Enstar’s voting ordinary shares. These funds also own non-voting ordinary shares and warrants to purchase additional non-voting ordinary shares, which together with their voting ordinary shares, represent an approximate 9.8% economic interest in Enstar.
As of December 31, 2016, our equity method investee, KaylaRe, had investments in a fund managed by Hillhouse with a fair value of $350.0 million.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22. DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION
Parent Company Dividend Restrictions
There were no significant restrictions on the Parent Company's ability to pay dividends from retained earnings as at December 31, 2016. Bermuda law permits the payment of dividends if (i) we are not, or would not be after payment, unable to pay our liabilities as the become due and (ii) the realizable value of our assets is in excess of our liabilities after taking such payment into account. Enstar has not historically declared a dividend. Our strategy is to retain earnings and invest distributions from our subsidiaries back into the company. We do not currently expect to pay any dividends on our ordinary shares.
The Bermuda Monetary Authority ("BMA") acts as group supervisor to Enstar. On an annual basis, we are required to file group statutory financial statements, a group statutory financial return, a group capital and solvency return, audited group financial statements and a Group Solvency Self-Assessment ("GSSA") with the BMA. The GSSA is designed to document our perspective on the capital resources necessary to achieve our business strategies and remain solvent, and to provide the BMA with insights on our risk management, governance procedures and documentation related to this process. We are required to maintain available group statutory capital and surplus in an amount that is at least equal to the group enhanced capital requirement ("Group ECR"). The BMA has also established a group target capital level equal to 120% of the Group ECR. We are in compliance with these requirements.
Our ability to pay dividends to our shareholders is dependent upon the ability of our insurance and reinsurance subsidiaries to distribute capital and pay dividends to us. Our insurance and reinsurance subsidiaries are subject to certain regulatory restrictions on the distribution of capital and payment of dividends in the jurisdictions in which they operate, as described below. The restrictions are generally based on net income or levels of capital and surplus as determined in accordance with the relevant statutory accounting practices. Failure of these subsidiaries to meet their applicable regulatory requirements could result in restrictions on any distributions of capital or retained earnings or stricter regulatory oversight of the subsidiaries.
Our ability to pay dividends and make other forms of distributions may also be limited by repayment obligations and financial covenants in our outstanding loan facility agreements.
Subsidiary Statutory Financial Information and Dividend Restrictions
Our insurance and reinsurance subsidiaries prepare their statutory financial statements in accordance with statutory accounting practices prescribed or permitted by local regulators. Statutory accounting differs from U.S. GAAP, including in the treatment of investments, acquisition costs and deferred income taxes, amongst other items.
The statutory capital and surplus amounts for the years ended December 31, 2016 and 2015 and statutory net income amounts for the years ended December 31, 2016, 2015 and 2014 for our insurance and reinsurance subsidiaries based in Bermuda, the United Kingdom, Australia, the United States and Continental Europe were as follows:

	Statutory Capital and Surplus
	Required		Actual		Statutory Income
	2016	2015	2016	2015	2016	2015	2014
Bermuda	$622,183	$510,773	$2,131,308	$1,767,172	$339,548	$147,883	$41,750
U.K.	$532,132	$61,819	$805,170	$629,208	$131,619	$113,296	$107,030
U.S.	$209,283	$147,538	$662,942	$756,543	$(1,439)	$14,964	$91,576
Europe	$240,107	$44,126	$286,039	$211,458	$31,075	$1,856	$11,959
As at December 31, 2016, the total amount of net assets of our consolidated subsidiaries that were restricted was $1.6 billion.
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
The Insurance Act requires that our Bermuda-based insurance and reinsurance subsidiaries maintain certain solvency and liquidity standards. The minimum liquidity ratio requires that the value of relevant assets must not be less than 75% of the amount of relevant liabilities. The minimum solvency margin, which varies depending on the class of the insurer, is determined as a percentage of either net reserves for losses and LAE or premiums or pursuant to a risk-based capital measure. Our Bermuda subsidiaries with commercial insurance licenses are required to maintain a minimum statutory capital and surplus (Enhanced Capital Requirement or "ECR") at least equal to the greater of a minimum solvency margin or the Bermuda Solvency Capital Requirement ("BSCR"). The BSCR is calculated based on a standardized risk-based capital model.
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
As of December 31, 2016 and 2015, each of our Bermuda-based insurance and reinsurance subsidiaries exceeded their respective minimum solvency and liquidity requirements. The Bermuda insurance and reinsurance subsidiaries in aggregate exceeded minimum solvency requirements by $1.5 billion as of December 31, 2016 (2015: $1.26 billion) and were in compliance with their liquidity requirements.
United Kingdom
U.K. Insurance Companies (non-Lloyd's)
Our U.K. based insurance subsidiaries are regulated by the U.K. Prudential Regulatory Authority (the "PRA") and the Financial Conduct Authority (the "FCA", together with the PRA, the "U.K. Regulator").
Our U.K.-based insurance subsidiaries are required to maintain adequate financial resources in accordance with the requirements of the U.K. Regulator. The calculation of the minimum capital resources requirements in any particular case depends on, among other things, the type and amount of insurance business written and claims paid by the insurance company. As at December 31, 2016 and 2015, all of our U.K. insurance subsidiaries maintained capital in excess of the minimum capital resources requirements and complied with the relevant U.K. Regulator requirements. The U.K.-based insurance subsidiaries, in aggregate, maintained capital in excess of the minimum capital resources requirements by $273.0 million and $567.4 million as of December 31, 2016 and 2015, respectively.
The Solvency II framework directive took effect on January 1, 2016. Solvency II sets out E.U.-wide requirements on capital adequacy and risk management for insurers with the aim of further increasing policyholder protection, instilling greater risk awareness and improving the international competitiveness of E.U. insurers. Insurers must comply with a Solvency Capital Requirement ("SCR"), which is calculated using either the Solvency II standard formula or a bespoke internal model. Our non-Lloyd's U.K. companies use the standard formula.
The U.K. Regulator’s rules require our U.K. insurance subsidiaries to obtain regulatory approval for any proposed or actual payment of a dividend. From January 1, 2016, the U.K. Regulator has used the SCR, among other tests, when assessing requests to make distributions.
Lloyd’s
As of December 31, 2016, we participated in the Lloyd’s market through our interests in: (i) Atrium’s Syndicate 609, which is managed by Atrium Underwriters Limited, a Lloyd's managing agent, and the Atrium corporate member; (ii) StarStone’s Syndicate 1301, which is managed by StarStone Underwriting Limited ("SUL"), a Lloyd’s managing agent, and the StarStone corporate member; and (iii) Syndicate 2008, a wholly aligned syndicate that has permission to underwrite RITC business and other run-off or discontinued business type transactions with other Lloyd’s syndicates,

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and its corporate member. During 2015, SUL assumed the role of managing agent for Syndicate 2008 in place of Shelbourne Syndicate Services Limited as we streamlined our organizational structure and combined Shelbourne and StarStone resources into one agency. For the 2017 underwriting year, participation in all three syndicates will be through a common corporate member.
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
As of December 31, 2016, all of our U.S. non-life insurance and reinsurance subsidiaries exceeded their required levels of risk-based capital. On an aggregate basis, our U.S. non-life insurance and reinsurance subsidiaries exceeded their minimum levels of risk-based capital as of December 31, 2016 by $402.0 million (December 31, 2015: $528.3 million).
Our life and annuities subsidiaries file financial statements with state insurance regulatory authorities and the NAIC in the United States and the Office of Superintendent of Financial Institutions ("OSFI") in Canada (as a result of one of our subsidiaries having a Canadian branch operation). Our life and annuity companies are subject to certain Risk-Based Capital ("RBC") requirements as specified by the NAIC and OSFI. RBC is used to evaluate the adequacy of capital and surplus maintained by our life and annuities companies in relation to risks associated with: (i) asset risk; (ii) insurance risk; (iii) interest rate risk and (iv) business risk. As of December 31, 2016 and 2015, our life and annuities subsidiaries exceeded their minimum RBC requirements by $51.6 million (2015: $80.8 million). These subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay. Any dividends in excess of limits are deemed "extraordinary" and require approval. As of December 31, 2016 and 2015, the maximum dividend payout which may be made without prior approval is $nil (2015: $0.5 million).
Europe
Our Swiss insurance subsidiary, Harper Insurance Limited, is regulated by the Swiss Financial Market Supervisory Authority ("FINMA") pursuant to the Insurance Supervisory Act 2004. This subsidiary is obligated to maintain a minimum solvency margin based on the Solvency I and Swiss Solvency Test regulations ("SST") as stipulated by the Insurance Supervisory Act. From January 1, 2016, Switzerland has been granted full Solvency II equivalence by the European Commission. As of December 31, 2016 and 2015, this subsidiary exceeded the SST requirements by $6.1 million (2015: $94.8 million). The amount of dividends that this subsidiary is permitted to distribute is restricted to freely distributable reserves, which consist of retained earnings, the current year profit and legal reserves. Any dividend exceeding the current year profit requires FINMA’s approval. The solvency and capital requirements must continue to be met following any distribution.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our Liechtenstein insurance subsidiary (StarStone Insurance Europe AG) is regulated by the Liechtenstein Financial Market Authority ("FMA") pursuant to the Liechtenstein Insurance Supervisory Act. This subsidiary is obligated to maintain a minimum solvency margin based on the Solvency I regulations. As of December 31, 2016, this subsidiary exceeded the Solvency I requirements by $12.8 million (2015: $20.4 million). The amount of dividends that this subsidiary is permitted to distribute is restricted to freely distributable reserves, which consist of retained earnings, the current year profit and legal reserves. Any dividend exceeding the current year profit requires the FMA’s approval. Solvency and capital requirements for this subsidiary are based on the Solvency II framework and must continue to be met following any distribution.
Our Irish and Belgian life insurance subsidiaries file financial statements and returns with the Central Bank of Ireland and the National Bank of Belgium, respectively. These subsidiaries were in compliance with their solvency and capital requirements under Solvency II, and must continue to be met following any distribution.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23. COMMITMENTS AND CONTINGENCIES
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
Credit risk exists in relation to our insurance and reinsurance balances recoverable. We remain liable to the extent that counterparties do not meet their contractual obligations and, therefore, we evaluate and monitor concentration of credit risk among our insurers and reinsurers. Amounts recoverable from reinsurers are described Note 10 - "Reinsurance Balances Recoverable."
We are also subject to credit risk in relation to funds held by reinsured companies. Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds balance is credited with investment income and losses payable are deducted. We are subject to credit risk if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due. We routinely monitor the creditworthiness of reinsured companies with whom we have funds held arrangements. We have a significant concentration of $1.0 billion to one reinsured company which has financial strength credit ratings of A+ from A.M. Best and AA from Standard & Poor's, as well as to KaylaRe as described in Note 21 - "Related Party Transactions".

We limit the amount of credit exposure to any one counterparty and none of our counterparty credit exposures, excluding U.S. Government instruments and the counterparties noted above, exceeded 10% of shareholders’ equity as of December 31, 2016.

Operating Leases
We lease office space under operating leases expiring in various years through 2026. The leases are renewable at our option under certain circumstances. The following is a schedule of future minimum rental payments on non-cancelable leases as of December 31, 2016:

2017	$10,022
2018	9,510
2019	7,752
2020	6,183
2021	4,147
2022 and beyond	8,170
$45,784
Rent expense for the years ended December 31, 2016, 2015 and 2014 was $9.7 million, $11.1 million and $10.2 million, respectively.

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
Unfunded Investment Commitments
As at December 31, 2016, we had unfunded commitments to investment funds of $144.0 million.
Guarantees
As at December 31, 2016 and 2015, parental guarantees supporting subsidiaries' insurance obligations were $625.7 million and $334.2 million, respectively. The increase relates to new transactions during 2016 as described in Note 3 - "Acquisitions" and Note 4 - "Significant New Business", and includes $122.0 million for letters of credit issued under a Funds at Lloyd's facility as described in Note 6 - "Investments."
Significant New Business
On January 11, 2017 we entered into a reinsurance agreement with QBE. On February 6, 2017, we entered into a reinsurance agreement with RSA. These agreements are described in Note 4 - "Significant New Business."
Asbestos Personal Injury Liabilities
We acquired Dana Companies, LLC ("Dana") on December 30, 2016, as described in Note 3 - "Acquisitions". Dana continues to process asbestos personal injury claims in the normal course of business and is separately managed.
Other liabilities included $220.5 million for indemnity and defense costs for pending and future claims at December 31, 2016, determined using standard actuarial techniques for asbestos-related exposures. Other liabilities also included $2.3 million for environmental liabilities associated with Dana properties.
Other assets included $133.0 million at December 31, 2016 for estimated insurance recoveries relating to these liabilities. The recorded asset represents our assessment of the capacity of the insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recognition of these recoveries is based on an assessment of the right to recover under the respective contracts and on the financial strength of the insurers. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if the accrued indemnity and defense costs were paid in full.
Redeemable Noncontrolling Interest
We have the right to purchase the RNCI interests from the RNCI holders at certain times in the future (each such right, a "call right") and the RNCI holders have the right to sell their RNCI interests to us at certain times in the future (each such right, a "put right"). The RNCI rights held by Trident are described in Note 21 - "Related Party Transactions." Dowling has a right to participate if Trident exercises its put right.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24. SEGMENT INFORMATION
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
The presentation of the results in our Life and Annuities segment reflect the classification of Pavonia as discontinuing operations and held-for-sale. Following the sale of Pavonia, we will no longer have any annuity products and our continuing life business comprises term life products in Alpha and Laguna, and the life settlements business.
The following tables set forth selected and consolidated statement of earnings results by segment for the years ended December 31, 2016, 2015, 2014:

	2016
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$16,755	$124,416	$676,608	$5,735	$—	$823,514
Fees and commission income	25,324	18,189	5,102	—	(9,251)	39,364
Net investment income	143,783	2,940	22,221	20,043	(3,524)	185,463
Net realized and unrealized gains (losses)	77,689	(601)	5,728	(4,998)	—	77,818
Other income	4,003	206	1,780	353	(1,506)	4,836
	267,554	145,150	711,439	21,133	(14,281)	1,130,995
EXPENSES
Net incurred losses and LAE	(285,881)	58,387	401,593	—	—	174,099
Life and annuity policy benefits	—	—	—	(2,038)	—	(2,038)
Acquisition costs	4,198	44,670	138,822	612	(1,733)	186,569
General and administrative expenses	275,199	25,132	125,279	7,148	(9,024)	423,734
Interest expense	22,863	198	47	1,058	(3,524)	20,642
Net foreign exchange losses (gains)	(1,678)	3,310	(754)	(213)	—	665
	14,701	131,697	664,987	6,567	(14,281)	803,671
EARNINGS BEFORE INCOME TAXES	252,853	13,453	46,452	14,566	—	327,324
INCOME TAXES	(28,577)	(2,573)	(3,693)	(31)	—	(34,874)
NET EARNINGS FROM CONTINUING OPERATIONS	224,276	10,880	42,759	14,535	—	292,450
NET EARNINGS FROM DISCONTINUING OPERATIONS, NET OF INCOME TAX EXPENSE	—	—	—	11,963	—	11,963
Less: Net earnings attributable to noncontrolling interest	(17,600)	(4,464)	(17,542)	—	—	(39,606)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$206,676	$6,416	$25,217	$26,498	$—	$264,807

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2015
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$44,369	$134,675	$573,146	$1,554	$—	$753,744
Fees and commission income	21,366	28,352	—	—	(10,371)	39,347
Net investment income	84,185	2,225	15,937	21,137	(920)	122,564
Net realized and unrealized gains (losses)	(31,193)	252	(9,784)	(798)	—	(41,523)
Other income	29,293	359	676	—	—	30,328
	148,020	165,863	579,975	21,893	(11,291)	904,460
EXPENSES
Net incurred losses and LAE	(270,830)	47,479	327,684	—	—	104,333
Life and annuity policy benefits	—	—	—	(546)	—	(546)
Acquisition costs	8,860	45,509	109,347	—	—	163,716
General and administrative expenses	238,989	31,610	126,132	2,799	(10,371)	389,159
Interest expense	14,565	4,264	6	1,488	(920)	19,403
Net foreign exchange losses (gains)	4,372	213	(480)	(732)	—	3,373
	(4,044)	129,075	562,689	3,009	(11,291)	679,438
EARNINGS BEFORE INCOME TAXES	152,064	36,788	17,286	18,884	—	225,022
INCOME TAXES	(12,570)	(5,968)	5,888	—	—	(12,650)
NET EARNINGS FROM CONTINUING OPERATIONS	139,494	30,820	23,174	18,884	—	212,372
NET LOSS FROM DISCONTINUING OPERATIONS, NET OF INCOME TAX EXPENSE	—	—	—	(2,031)	—	(2,031)
Less: Net losses (earnings) attributable to noncontrolling interest	33,722	(14,262)	(9,510)	—	—	9,950
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$173,216	$16,558	$13,664	$16,853	$—	$220,291

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2014
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$31,168	$135,945	$373,633	$2,245	$—	$542,991
Fees and commission income	19,342	26,176	—	32	(10,631)	34,919
Net investment income	57,899	1,748	5,321	1,056	—	66,024
Net realized and unrealized gains	48,030	41	2,136	1,784	—	51,991
Other income	13,310	223	616	—	—	14,149
	169,749	164,133	381,706	5,117	(10,631)	710,074
EXPENSES
Net incurred losses and LAE	(264,711)	55,428	218,429	—	—	9,146
Life and annuity policy benefits	—	—	—	84	—	84
Acquisition costs	8,393	43,417	65,734	(2)	—	117,542
General and administrative expenses	198,063	34,921	113,344	1,423	(10,631)	337,120
Interest expense	7,493	5,429	—	—	—	12,922
Net foreign exchange losses (gains)	8,015	(1,559)	945	(1,439)	—	5,962
	(42,747)	137,636	398,452	66	(10,631)	482,776
EARNINGS (LOSS) BEFORE INCOME TAXES	212,496	26,497	(16,746)	5,051	—	227,298
INCOME TAXES	622	(5,092)	(1,130)	(1)	—	(5,601)
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	213,118	21,405	(17,876)	5,050	—	221,697
NET EARNINGS FROM DISCONTINUING OPERATIONS, NET OF INCOME TAX EXPENSE	—	—	—	5,539	—	5,539
Less: Net losses (earnings) attributable to noncontrolling interest	(9,836)	(10,974)	7,323	—	—	(13,487)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$203,282	$10,431	$(10,553)	$10,589	$—	$213,749

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross Premiums Written by Geographical Area
The following table summarizes our gross premiums written for the year ended December 31, 2016 by each of our operating segments by geographic area. Geographic distribution in subsequent years is subject to variation based upon market conditions and business strategies.

	Non-life Run-off		Atrium		StarStone		Life and Annuities		Total
	Total	%	Total	%	Total	%	Total	%	Total	%
	(In thousands of U.S. dollars, except percentages)
United States	$17,316	100.0%	$79,433	55.5%	$520,045	60.8%	$—	—%	$616,794	60.3%
United Kingdom	—	—%	9,200	6.4%	98,067	11.5%	899	12.6%	108,166	10.6%
Europe	—	—%	8,797	6.1%	135,971	15.9%	6,256	87.4%	151,024	14.8%
Asia	—	—%	6,766	4.7%	43,200	5.1%	—	—%	49,966	4.9%
Rest of World	—	—%	38,974	27.3%	57,416	6.7%	—	—%	96,390	9.4%
Total	$17,316	100.0%	$143,170	100.0%	$854,699	100.0%	$7,155	100.0%	$1,022,340	100.0%

Assets by Segment
Invested assets are managed on a subsidiary by subsidiary basis, and investment income and realized and unrealized gains on investments are recognized in each segment as earned. Our total assets as at December 31, 2016 and 2015 by segment were as follows (the elimination items include the elimination of intersegment assets):

	2016	2015
Total assets:
Non-life Run-off	$8,297,103	$7,602,594
Atrium	563,754	559,377
StarStone	2,968,316	2,780,462
Life and annuities	1,644,013	1,695,994
Less:
Eliminations	(607,442)	(865,893)
	$12,865,744	$11,772,534

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25. UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

	December 31,		September 30,		June 30,		March 31,
	2016	2015	2016	2015	2016	2015	2016	2015
INCOME
Net premiums earned	$216,188	$178,009	$205,730	$209,971	$208,709	$189,344	$192,887	$176,420
Fees and commission income	13,266	7,450	9,187	9,708	10,487	10,125	6,424	12,064
Net investment income	42,229	44,265	48,022	31,640	44,932	25,265	50,280	21,394
Net realized and unrealized gains (losses)	(61,570)	(56,705)	66,608	(15,835)	34,503	(8,296)	38,277	39,313
Other income	(1,277)	12,648	414	2,370	3,289	11,833	2,410	3,477
	208,836	185,667	329,961	237,854	301,920	228,271	290,278	252,668
EXPENSES
Net incurred losses and loss adjustment expenses	1,321	(64,062)	(6,902)	32,359	96,462	65,900	83,218	70,136
Life and annuity policy benefits	(2,265)	(1,808)	1,682	401	(1,613)	407	158	454
Acquisition costs	47,619	53,666	50,074	44,445	43,847	33,781	45,029	31,824
General and administrative expenses	123,497	106,754	103,097	96,818	104,206	90,837	92,934	94,750
Interest expense	4,796	5,368	5,027	5,156	5,421	4,876	5,398	4,003
Net foreign exchange losses (gains)	(1,527)	7,004	2,276	(841)	(1,856)	2,297	1,772	(5,087)
	173,441	106,922	155,254	178,338	246,467	198,098	228,509	196,080
EARNINGS BEFORE INCOME TAXES	35,395	78,745	174,707	59,516	55,453	30,173	61,769	56,588
INCOME TAXES	(11,228)	15,794	(8,227)	(12,684)	(8,050)	(8,087)	(7,369)	(7,673)
NET EARNINGS FROM CONTINUING OPERATIONS	24,167	94,539	166,480	46,832	47,403	22,086	54,400	48,915
NET EARNINGS (LOSS) FROM DISCONTINUING OPERATIONS, NET OF INCOME TAX EXPENSE	5,483	(1,898)	3,897	(831)	2,378	(3,879)	205	4,577
NET EARNINGS	29,650	92,641	170,377	46,001	49,781	18,207	54,605	53,492
Less: Net losses (earnings) attributable to noncontrolling interest	(7,005)	19,216	(14,329)	3,041	(9,187)	(3,662)	(9,085)	(8,645)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$22,645	$111,857	$156,048	$49,042	$40,594	$14,545	$45,520	$44,847
EARNINGS PER SHARE —BASIC:
Net earnings from continuing operations	$0.91	$5.91	$7.86	$2.57	$1.99	$0.99	$2.34	$2.04
Net earnings (loss) from discontinuing operations	$0.26	$(0.11)	$0.23	$(0.02)	$0.11	$(0.23)	$0.02	$0.29
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$1.17	$5.80	$8.09	$2.55	$2.10	$0.76	$2.36	$2.33
EARNINGS PER SHARE — DILUTED:
Net earnings from continuing operations	$0.90	$5.86	$7.79	$2.55	$1.98	$0.98	$2.33	$2.03
Net earnings (loss) from discontinuing operations	$0.26	$(0.11)	$0.23	$(0.02)	$0.11	$(0.23)	$0.02	$0.29
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$1.16	$5.75	$8.02	$2.53	$2.09	$0.75	$2.35	$2.32

SCHEDULE I
ENSTAR GROUP LIMITED
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2016
(Expressed in thousands of U.S. Dollars)

Type of investment	Cost (1)	Fair Value	Amount at which shown in the balance sheet(4)
Fixed maturity securities and short-term investments — Trading:
U.S. government and agency	$844,746	$840,274	$840,274
Non-U.S. government	275,900	267,363	267,363
Corporate	2,402,062	2,387,322	2,387,322
Municipal	47,615	47,181	47,181
Residential mortgage-backed	378,516	373,528	373,528
Commercial mortgage-backed	220,727	217,212	217,212
Asset-backed	476,595	478,280	478,280
Total	4,646,161	4,611,160	4,611,160
Fixed maturity securities and short-term investments — Available-for-sale
U.S. government and agency	12,784	12,710	12,710
Non-U.S. government	86,897	85,423	85,423
Corporate	159,243	158,655	158,655
Municipal	6,585	6,576	6,576
Residential mortgage-backed	488	527	527
Asset-backed	3,867	3,876	3,876
Total	269,864	267,767	267,767
Equities(2)	67,516	74,149	74,149
Other investments, at fair value(3)	590,048	590,048	590,048
Other investments, at cost	131,651	129,474	131,651
Total	$5,705,240	$5,672,598	$5,674,775

(1)	Original cost of fixed maturity securities is reduced by repayments and adjusted for amortization of premiums or accretion of discounts.

(2)
The difference in the amount of equities shown at fair value and the equities shown in our consolidated balance sheet relates to the fair value of $20.9 million as of December 31, 2016 for our investment in a registered investment company affiliated with entities owned by Trident. Refer to Note 21 of the notes to the consolidated financial statements.

(3)
The difference in the amount of other investments shown at fair value and the other investments shown in our consolidated balance sheet relates to the fair value of $347.0 million as of December 31, 2016 for our other investments in funds or companies owned by or affiliated with certain related parties. Refer to Note 21 of the notes to the consolidated financial statements.

(4)	The table above excludes businesses held for sale. Refer to Note 5 of the notes to the consolidated financial statements.

SCHEDULE II
ENSTAR GROUP LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Balance Sheets - Parent Company Only
As of December 31, 2016 and 2015

	2016	2015
	(in thousands of U.S. dollars, except share data)
ASSETS
Cash and cash equivalents	$4,884	$4,552
Balances due from subsidiaries	35,563	489,873
Investments in subsidiaries	3,400,401	2,674,084
Other assets	8,533	7,812
TOTAL ASSETS	$3,449,381	$3,176,321
LIABILITIES
Loans payable	$488,103	$485,750
Balances due to subsidiaries	153,843	160,854
Other liabilities	5,123	12,845
TOTAL LIABILITIES	647,069	659,449
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Share capital authorized, issued and fully paid, par value $1 each (authorized 2016 and 2015: 156,000,000):
Ordinary shares (issued and outstanding 2016: 16,175,250; 2015: 16,133,334)	16,175	16,133
Non-voting convertible ordinary shares:
Series A (issued 2016: nil; 2015: 2,972,892)	—	2,973
Series C (issued and outstanding 2016: 2,792,157; 2015: 2,725,637)	2,792	2,726
Series E (issued and outstanding 2016: 404,771; 2015: 404,771)	405	405
Series C Preferred Shares (issued and outstanding 2016: 388,571; 2015: nil)	389	—
Treasury shares at cost (Preferred shares 2016: 388,571; Series A non-voting convertible ordinary shares 2015: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	1,380,109	1,373,044
Accumulated other comprehensive loss	(23,549)	(35,162)
Retained earnings	1,847,550	1,578,312
Total Enstar Group Limited Shareholders’ Equity	2,802,312	2,516,872
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,449,381	$3,176,321

See accompanying notes to the Condensed Financial Information of Registrant

SCHEDULE II
ENSTAR GROUP LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

Statements of Earnings - Parent Company Only
For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(in thousands of U.S. dollars)
INCOME
Net investment income	$44	$14,965	$11,865
Dividend income from subsidiaries	361,675	1,000	21,952
	361,719	15,965	33,817
EXPENSES
General and administrative expenses	59,755	50,349	43,241
Interest expense	10,109	8,693	8,201
Net foreign exchange (gains) losses	(318)	213	379
	69,546	59,255	51,821
EARNINGS (LOSS) BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	292,173	(43,290)	(18,004)
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES - CONTINUING OPERATIONS	(39,329)	265,612	226,214
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES - DISCONTINUING OPERATIONS	11,963	(2,031)	5,539
NET EARNINGS	$264,807	$220,291	$213,749

Statements of Comprehensive Income - Parent Company Only
For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(in thousands of U.S. dollars)
NET EARNINGS	$264,807	$220,291	$213,749
OTHER COMPREHENSIVE INCOME (LOSS) RELATING TO SUBSIDIARIES, NET OF TAX	11,613	(22,476)	(26,664)
COMPREHENSIVE INCOME	$276,420	$197,815	$187,085

See accompanying notes to the Condensed Financial Information of Registrant

SCHEDULE II
ENSTAR GROUP LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

Statements of Cash Flows - Parent Company Only
For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$39,185	$(81,384)	$(88,970)
INVESTING ACTIVITIES:
Dividends and return of capital from subsidiaries	250,117	1,000	21,952
Contributions to subsidiaries	(295,268)	(218,935)	(50)
Net cash flows provided by (used in) investing activities	(45,151)	(217,935)	21,902
FINANCING ACTIVITIES:
Repayment of loans	(426,750)	(223,500)	(9,250)
Receipt of loans	433,048	505,700	70,000
Net cash flows provided by financing activities	6,298	282,200	60,750
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	332	(17,119)	(6,318)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,552	21,671	27,989
CASH AND CASH EQUIVALENTS, END OF YEAR	$4,884	$4,552	$21,671
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
Investing activities in the Condensed Statements of Cash Flows primarily represents the flow of funds to and from subsidiaries to provide cash on hand to fund acquisitions and significant new business. Net investment income relates to interest on loans to subsidiaries. For the years ended December 31, 2016, 2015, and 2014, interest paid was $15.0 million, $13.0 million, and $6.6 million, respectively. During the year ended December 31, 2016, non-cash investing activities included $111.6 million for dividends and return of capital from subsidiaries and $452.1 million for contributions to subsidiaries. These transactions were to settle intercompany balances, resulting in a net reduction in balances due from subsidiaries and an increase in investments in subsidiaries. There were no non-cash investing activities for the years ended December 31, 2015 and 2014.
As at December 31, 2016 and 2015, parental guarantees supporting subsidiaries' insurance obligations were $625.7 million and $334.2 million, respectively.
As at December 31, 2016 and 2015, retained earnings was $1,847.6 million and $1,578.3 million, an increase of $269.2 million. The increase in retained earnings was primarily attributable to net earnings of $264.8 million.

SCHEDULE III
ENSTAR GROUP LIMITED
SUPPLEMENTARY INSURANCE INFORMATION
(Expressed in thousands of U.S. Dollars)

	Deferred Acquisition Costs	Reserves for Losses and Loss Adjustment Expenses	Unearned Premiums	Policy Benefits for Life and Annuity Contracts	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses and Policy Benefits	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
2016
Non-life run-off	$1,081	$4,716,363	$15,107	$—	$16,755	$143,783	$(285,881)	$4,198	$296,384	$9,202
Atrium	16,964	212,122	61,862	—	124,416	2,940	58,386	44,670	28,641	140,437
StarStone	40,069	1,059,382	471,374	—	676,608	22,221	401,593	138,822	124,572	648,036
Life and annuities	—	—	—	112,095	5,735	20,043	(2,038)	612	7,993	6,261
Eliminations	—	—	—	—	—	(3,524)	—	(1,733)	(12,548)	—
Total	$58,114	$5,987,867	$548,343	$112,095	$823,514	$185,463	$172,060	$186,569	$445,042	$803,936
2015
Non-life run-off	$1,788	$4,585,454	$27,792	$—	$44,369	$84,185	$(270,830)	$8,860	$257,926	$22,594
Atrium	16,326	201,017	59,808	—	134,675	2,225	47,479	45,509	36,087	134,580
StarStone	71,009	933,678	455,171	—	573,146	15,937	327,684	109,347	125,658	628,427
Life and annuities	—	—	—	126,321	1,554	21,137	(546)	—	3,555	1,553
Eliminations	—	—	—	—	—	(920)	—	—	(11,291)	—
Total	$89,123	$5,720,149	$542,771	$126,321	$753,744	$122,564	$103,787	$163,716	$411,935	$787,154
2014
Non-life run-off	$—	$3,435,010	$197	$—	$31,168	$57,899	$(264,711)	$8,393	$213,571	$10,272
Atrium	16,520	212,611	61,030	—	135,945	1,748	55,428	43,417	38,791	136,275
StarStone	45,186	861,800	406,706	—	373,633	5,321	218,429	65,734	114,289	399,174
Life and annuities	—	—	—	8,940	2,245	1,056	84	15,029	(16)	2,235
Eliminations	—	—	—	—	—	—	—	—	(10,631)	—
Total	$61,706	$4,509,421	$467,933	$8,940	$542,991	$66,024	$9,230	$132,573	$356,004	$547,956

SCHEDULE IV
ENSTAR GROUP LIMITED
REINSURANCE
For the Years Ended December 31, 2016, 2015 and 2014
(Expressed in thousands of U.S. Dollars)

	Gross	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2016
Life insurance in force	$2,317,567	$(585,575)	$—	$1,731,992	—%
Premiums earned:
Property and casualty	804,141	(178,834)	192,472	817,779	23.5%
Life and annuities	7,221	(1,486)	—	5,735	—%
Total premiums earned	$811,362	$(180,320)	$192,472	$823,514
2015
Life insurance in force	$2,978,466	$(777,759)	$—	$2,200,707	—%
Premiums earned:
Property and casualty	854,856	(283,489)	180,823	752,190	24.0%
Life and annuities	2,884	(1,330)	—	1,554	—%
Total premiums earned	$857,740	$(284,819)	$180,823	$753,744
2014
Life insurance in force	$901,639	$(808,142)	$—	$93,497	—%
Premiums earned:
Property and casualty	703,281	(217,383)	54,848	540,746	10.1%
Life and annuities	3,889	(1,644)	—	2,245	—%
Total premiums earned	$707,170	$(219,027)	$54,848	$542,991

SCHEDULE V
ENSTAR GROUP LIMITED
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2016, 2015 and 2014
(Expressed in thousands of U.S. Dollars)

	Balance at Beginning of Year	Charged to costs and expenses	Charged to other accounts (1)	Deductions (2)	Balance at End of Year
December 31, 2016:
Reinsurance balances recoverable:
Provisions for bad debt	210,327	(13,822)	(19,255)	(2,734)	174,516
Valuation allowance for deferred tax assets	291,280	13,389	—	(13,808)	290,861

December 31, 2015:
Reinsurance balances recoverable:
Provisions for bad debt	289,909	(25,271)	(45,234)	(9,077)	210,327
Valuation allowance for deferred tax assets	333,617	(17,379)	—	(24,958)	291,280

December 31, 2014:
Reinsurance balances recoverable:
Provisions for bad debt	338,614	(7,700)	(28,665)	(12,340)	289,909
Valuation allowance for deferred tax assets	255,126	(33,213)	—	111,704	333,617

(1)	These amounts are credited to net incurred losses and there is an offsetting debit within the same line, resulting in no impact on net earnings.

(2)	Credited to the related asset account.

SCHEDULE VI
ENSTAR GROUP LIMITED
SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
As of and for the years ended December 31, 2016, 2015 and 2014
(Expressed in thousands of U.S. Dollars)

Affiliation with Registrant	Deferred Acquisition Costs	Reserves for Unpaid Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses Incurred		Net Paid Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Net Premiums Written
						Current Year	Prior Year
Consolidated Subsidiaries
2016	$58,114	$5,987,867	$548,343	$817,779	$168,944	$493,016	$(318,917)	$(833,057)	$187,690	$797,675
2015	89,123	5,720,149	542,771	752,190	102,347	476,364	(372,031)	(781,889)	163,716	785,601
2014	61,706	4,509,421	467,933	540,746	64,968	327,817	(318,671)	(587,511)	117,544	545,721

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2016. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the SEC's rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on that evaluation, we have concluded that we maintained effective internal control over financial reporting as of December 31, 2016.
Management excluded Dana Companies, acquired on December 30, 2016, from its evaluation of internal controls over financial reporting as permitted under Securities and Exchange Commission guidance. The results of Dana Companies since the acquisition dates are included in our consolidated financial statements and constituted approximately 2.6% and 3.2% of total assets and net assets, respectively, as of December 31, 2016, and did not contribute to revenue for the year then ended. See Note 3 - "Acquisitions" in the notes to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a discussion of this acquisition. We are in the process of incorporating our controls and procedures into this acquisition.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Enstar Group Limited:
We have audited Enstar Group Limited’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Enstar Group Limited’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Form 10-K under Item 9A, “Controls and Procedures”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Enstar Group Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Dana Companies acquired on December 30, 2016 from its assessment of internal control over financial reporting as of December 31, 2016. We have also excluded these acquired companies from our audit of internal control over financial reporting of Enstar Group Limited which represented 2.6% of the Company’s total assets and 2.5% of the Company’s total liabilities as of December 31, 2016.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Enstar Group Limited and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedules I, II, III, IV, V and VI as of December 31, 2016 and 2015, and for each of the years in the three-year period ended December 31, 2016. Our report dated February 27, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG Audit Limited
Hamilton, Bermuda
February 27, 2017

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
All information required by Items 10, 11, 12, 13 and 14 of this Form 10-K is incorporated by reference from the definitive proxy statement for our 2017 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2016 pursuant to Regulation 14A.
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
 ITEM 16. FORM 10-K SUMMARY
Omitted at Company's option.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2017.

ENSTAR GROUP LIMITED

By:	/S/ DOMINIC F. SILVESTER
Dominic F. Silvester Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2017.

Signature	Title

/s/ ROBERT J. CAMPBELL Robert J. Campbell	Chairman and Director

/s/ DOMINIC F. SILVESTER Dominic F. Silvester	Chief Executive Officer and Director

/s/ MARK SMITH Mark Smith	Chief Financial Officer (signing in his capacity as principal financial officer)

/s/ GUY BOWKER Guy Bowker	Chief Accounting Officer (signing in his capacity as principal accounting officer)

/s/ PAUL J. O’SHEA Paul J. O’Shea	President and Director

/s/ B. Frederick BECKER B. Frederick Becker	Director

/s/ SANDRA L. BOSS Sandra L. Boss	Director

/s/ JAMES D. CAREY James D. Carey	Director

/s/ HANS-PETER GERHARDT Hans-Peter Gerhardt	Director

/s/ HITESH PATEL Hitesh Patel	Director

/s/ POUL A. WINSLOW Poul A. Winslow	Director

Exhibit Index

Exhibit No.	Description
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

2.5s
Share Purchase Agreement, dated June 5, 2013, by and among Arden Holdings Limited, Alopuc Limited and Kenmare Holdings Ltd. for the sale and purchase of the entire issued share capital of Atrium Underwriting Group Limited (incorporated by reference to Exhibit 2.1 of the Company’s Form 10-Q filed on August 9, 2013).

2.6
Deed of Variation, dated October 3, 2013, to the Share Purchase Agreement, dated June 5, 2013, by and among Arden Holdings Limited, Alopuc Limited and Kenmare Holdings Ltd. for the sale and purchase of the entire issued share capital of Atrium Underwriting Group Limited (incorporated by reference to Exhibit 2.2 of the Company’s Form 10-Q filed on November 7, 2013).

2.7
Deed of Variation, dated November 21, 2013, to the Share Purchase Agreement, dated June 5, 2013, by and among Arden Holdings Limited, Alopuc Limited and Kenmare Holdings Ltd. for the sale and purchase of the entire issued share capital of Atrium Underwriting Group Limited (incorporated by reference to Exhibit 2.7 of the Company’s Form 10-K filed on March 3, 2013).

2.8s
Share Purchase Agreement, dated June 5, 2013, by and among Arden Holdings Limited, Northshore Holdings Limited and Kenmare Holdings Ltd. for the sale and purchase of the entire issued share capital of Arden Reinsurance Company Limited (incorporated by reference to Exhibit 2.2 of the Company’s Form 10-Q filed on August 9, 2013).

2.9s
Amended and Restated Agreement and Plan of Amalgamation, dated March 11, 2014, by and among Enstar Group Limited, Veranda Holdings Ltd., Hudson Security holders Representative LLC, and Torus Insurance Holdings Limited (incorporated by reference to Exhibit 2.1 to the Company’s Form S-3ASR filed on April 29, 2014).

2.10s
Stock Purchase Agreement, dated August 26, 2014, by and among Enstar Group Limited, Sussex Holdings, Inc. and Blue Cross and Blue Shield of South Carolina (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on September 2, 2014).

3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K/A filed on May 2, 2011).
3.2	Fourth Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.2(b) of the Company’s Form 10-Q filed on August 11, 2014).
3.3	Certificate of Designations for the Series B Convertible Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on July 9, 2013).
3.4
Certificate of Designations of Series C Participating Non-Voting Perpetual Preferred Stock of Enstar Group Limited, dated as of June 13, 2016 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on June 17, 2016).

10.1
Registration Rights Agreement, dated as of January 31, 2007, by and among Castlewood Holdings Limited, Trident II, L.P., Marsh & McLennan Capital Professionals Fund, L.P., Marsh & McLennan Employees’ Securities Company, L.P., Dominic F. Silvester, J. Christopher Flowers, and other parties thereto set forth on the Schedule of Shareholders attached thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K12B filed on January 31, 2007) (file no. 001-33289).

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

10.6*+	Separation Agreement, dated as of December 16, 2016, by and between Enstar Group Limited and Nicholas A. Packer.
10.7+
Employment Agreement, dated May 11, 2015, effective August 15, 2015, by and between the Company and Mark Smith (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on August 7, 2015).

10.8+	Employment Agreement, dated August 18, 2015, by and between the Company and Orla M. Gregory (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on November 9, 2015).
10.9+
Employment Agreement, effective May 1, 2007, by and between Enstar Group Limited and Richard J. Harris, as amended by Letter Agreement (effective January 1, 2011), Letter Agreement (dated April 19, 2012), and Letter Agreement (dated August 11, 2014) (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed on November 10, 2014).

10.10+	Amendment to Employment Agreement, dated May 12, 2015, by and between the Company and Richard J. Harris (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on August 7, 2015).
10.11+
Amendment No. 2 to Employment Agreement, dated March 24, 2016, amending Amendment to Employment Agreement, dated May 12, 2015, by and between the Company and Richard J. Harris (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on May 6, 2016).

10.12+
Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the proxy statement/prospectus that forms a part of the Company’s Form S-4 declared effective December 15, 2006) (file no. 333-135699).

10.13+	First Amendment to Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 6, 2007) (file no. 001-33289).
10.14+
Form of Award Agreement under the Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 6, 2007) (file no. 001-33289).

10.15+	Form of Stock Appreciation Right Award Agreement pursuant to the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on August 11, 2014).
10.16+	Form of Restricted Stock Award Agreement pursuant to the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed on August 11, 2014).
10.17+	Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on June 17, 2016).
10.18+	Form of Restricted Stock Award Agreement under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on August 5, 2016).
10.19+
Form of Stock Appreciation Right Award Agreement under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed on August 5, 2016).

10.20+
Form of Restricted Stock Unit Award Agreement under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed on November 8, 2016).

10.21+
Form of Performance Stock Unit Award Agreement under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q filed on November 8, 2016).

10.22+	Enstar Group Limited Amended and Restated Employee Share Purchase Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on November 8, 2016).
10.23+
Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors, effective as of June 5, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 11, 2007) (file no. 001-33289).

10.24+
Amended and Restated Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K filed on March 2, 2015).

10.25+	Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.32 of the Company’s Form 10-K filed on March 2, 2015).
10.26+	Enstar Group Limited 2011-2015 Annual Incentive Compensation Program (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 7, 2011).
10.27+	Enstar Group Limited 2016-2018 Annual Incentive Program (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 6, 2016).
10.28
Investment Agreement, dated as of April 20, 2011, by and among Enstar Group Limited, GSCP VI AIV Navi, Ltd., GSCP VI Offshore Navi, Ltd., GSCP VI Parallel AIV Navi, Ltd., GSCP VI Employee Navi, Ltd., and GSCP VI GmbH Navi, L.P. (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on April 21, 2011).

10.29	Form of Warrant (incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed on April 21, 2011).
10.30
Registration Rights Agreement, dated as of April 20, 2011, by and among Enstar Group Limited, GSCP VI AIV Navi, Ltd., GSCP VI Offshore Navi, Ltd., GSCP VI Parallel AIV Navi, Ltd., GSCP VI Employee Navi, Ltd., and GSCP VI GmbH Navi, L.P. (incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed on April 21, 2011).

10.31
Northshore Investors Agreement, dated July 3, 2013, by and among Kenmare Holdings Ltd. and Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on August 9, 2013).

10.32
Subscription Letter Agreement, dated July 3, 2013, from Kenmare Holdings Ltd. to Northshore Holdings Limited (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on August 9, 2013).

10.33
Subscription Letter Agreement, dated July 3, 2013, from Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. to Northshore Holdings Limited (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on August 9, 2013).

10.34
Northshore Shareholders’ Agreement, dated September 6, 2013, among Northshore Holdings Limited, Kenmare Holdings Ltd., Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 11, 2013).

10.35
Amended and Restated Northshore Shareholders’ Agreement, dated May 8, 2014, among Northshore Holdings Limited, Kenmare Holdings Ltd., Trident V, L.P., Trident V Parallel Fund, L.P., Trident V Professionals Fund, L.P., and Dowling Capital Partners I, L.P. (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on August 11, 2014).

10.36
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

10.37
Bayshore Investors Agreement, dated July 8, 2013, by and among Enstar Group Limited, Kenmare Holdings Ltd., and Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on August 9, 2013).

10.38
Subscription Letter Agreement, dated July 8, 2013, from Kenmare Holdings Ltd. to Bayshore Holdings Limited (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed on August 9, 2013).

10.39
Subscription Letter Agreement, dated July 8, 2013, from Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. to Bayshore Holdings Limited (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q filed on August 9, 2013).

10.40
Bayshore Shareholders’ Agreement, dated April 1, 2014, among Bayshore Holdings Limited, Kenmare Holdings Ltd., Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on April 4, 2014).

10.41
Amended and Restated Bayshore Shareholders’ Agreement, dated May 8, 2014, among Bayshore Holdings Limited, Kenmare Holdings Ltd., Trident V, L.P., Trident V Parallel Fund, L.P., Trident V Professionals Fund, L.P., and Dowling Capital Partners I, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on August 11, 2014).

10.42
Registration Rights Agreement, dated April 1, 2014, among Enstar Group Limited, FR XI Offshore AIV, L.P., First Reserve Fund XII, L.P., FR XII A Parallel Vehicle L.P., FR Torus Co-Investment, L.P. and Corsair Specialty Investors, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 4, 2014).

10.43
Shareholder Rights Agreement, dated April 1, 2014, among Enstar Group Limited, FR XI Offshore AIV, L.P., First Reserve Fund XII, L.P., FR XII A Parallel Vehicle L.P., FR Torus Co-Investment, L.P. and Corsair Specialty Investors, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 4, 2014).

10.44
Termination and Waiver Agreement, dated June 3, 2015, by and among First Reserve Fund XII, L.P., FR XII-A Parallel Vehicle, L.P., FR XI Offshore AIV, L.P., FR Torus Co-Investment, L.P. and Enstar Group Limited (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on August 7, 2015).

10.45
Shareholder Rights Agreement, dated June 3, 2015, between Enstar Group Limited and Canada Pension Plan Investment Board (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 3, 2015.

10.46
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

10.47
Second Amended and Restated Shareholders’ Agreement, dated as of December 23, 2015, among Northshore Holdings Limited, North Bay Holdings Limited and Atrium Nominees Limited (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on December 30, 2015).

10.48
Revolving Credit Facility Agreement, dated September 16, 2014, among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, Barclays Bank PLC and Royal Bank of Canada as Mandated Lead Arrangers, and National Australia Bank Limited as Agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 16, 2014).

10.49
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

10.50
Amendment Letter, dated February 15, 2016, to Revolving Credit Facility Agreement, dated February 27, 2015, among Enstar Group Limited and certain of its Subsidiaries, National Australia Bank Limited, Barclays Bank PLC, Royal Bank of Canada, and Lloyds Bank plc as Mandated Lead Arrangers, and National Australia Bank Limited as Agent (incorporated by reference to Exhibit 10.41 of the Company's Form 10-K filed on February 29, 2016).

10.51
Restatement Agreement for Revolving Credit Facility Agreement, dated August 5, 2016, among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, Barclays Bank PLC, Lloyds Bank plc, SunTrust Bank and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 11, 2016).

10.52
Term Facility Agreement, dated December 24, 2014, among Sussex Holdings, Inc., National Australia Bank Limited and Barclays Bank PLC as Mandated Lead Arrangers, and National Australia Bank Limited as Agent (incorporated by reference to Exhibit 10.31 of the Company’s Form 10-K filed on March 2, 2015).

10.53*	Subscription Agreement, dated as of December 14, 2016, by and between Cavello Bay Reinsurance Limited and KaylaRe Holdings Ltd.
21.1*	List of Subsidiaries.
23.1*	Consent of KPMG Audit Limited.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files.
_______________________________
*     filed herewith
** furnished herewith
+     denotes management contract or compensatory arrangement
s    certain of the schedules and similar attachments are not filed but Enstar Group Limited undertakes to furnish a copy of the schedules or similar attachments to the SEC upon request