Form 10-Q
period 2017-03-31
Enstar Group LTD
filed 2017-05-08
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 5, 2017, the registrant had outstanding 16,418,069 voting ordinary shares and 3,004,443 non-voting convertible ordinary shares, each par value $1.00 per share.

Enstar Group Limited
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2017

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2017 and December 31, 2016

	March 31, 2017	December 31, 2016
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$263,511	$222,918
Short-term investments, available-for-sale, at fair value (amortized cost: 2017 — $nil; 2016 — $287)	—	268
Fixed maturities, trading, at fair value	5,585,818	4,388,242
Fixed maturities, available-for-sale, at fair value (amortized cost: 2017 — $244,199; 2016 — $269,577)	242,686	267,499
Equities, trading, at fair value	106,337	95,047
Other investments, at fair value	932,155	937,047
Other investments, at cost	133,127	131,651
Total investments	7,263,634	6,042,672
Cash and cash equivalents	921,562	954,871
Restricted cash and cash equivalents	392,413	363,774
Funds held - directly managed	1,209,689	994,665
Premiums receivable	430,023	406,676
Deferred tax assets	12,436	11,374
Prepaid reinsurance premiums	234,107	219,115
Reinsurance balances recoverable	1,450,865	1,460,743
Reinsurance balances recoverable, at fair value	551,253	—
Funds held by reinsured companies	88,326	82,073
Deferred acquisition costs	72,088	58,114
Goodwill and intangible assets	183,685	184,855
Other assets	835,607	842,356
Assets held for sale	1,237,189	1,244,456
TOTAL ASSETS	$14,882,877	$12,865,744

LIABILITIES
Losses and loss adjustment expenses	$5,835,758	$5,987,867
Losses and loss adjustment expenses, at fair value	1,924,829	—
Policy benefits for life and annuity contracts	111,709	112,095
Unearned premiums	578,951	548,343
Insurance and reinsurance balances payable	430,769	394,021
Deferred tax liabilities	23,265	28,356
Debt obligations	730,845	673,603
Other liabilities	757,357	705,318
Liabilities held for sale	1,142,247	1,150,787
TOTAL LIABILITIES	11,535,730	9,600,390

COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	473,064	454,522

SHAREHOLDERS’ EQUITY
Share capital authorized, issued and fully paid, par value $1 each (authorized 2017 and 2016: 156,000,000):
Ordinary shares (issued and outstanding 2017: 16,381,083; 2016: 16,175,250)	16,381	16,175
Non-voting convertible ordinary shares:
Series C (issued and outstanding 2017: 2,599,672; 2016: 2,792,157)	2,600	2,792
Series E (issued and outstanding 2017: 404,771; 2016: 404,771)	405	405
Series C Preferred Shares (issued and outstanding 2017: 388,571; 2016: 388,571)	389	389
Treasury shares at cost (Preferred shares 2017: 388,571; 2016: 388,571)	(421,559)	(421,559)
Additional paid-in capital	1,382,421	1,380,109
Accumulated other comprehensive loss	(21,727)	(23,549)
Retained earnings	1,905,956	1,847,550
Total Enstar Group Limited Shareholders’ Equity	2,864,866	2,802,312
Noncontrolling interest	9,217	8,520
TOTAL SHAREHOLDERS’ EQUITY	2,874,083	2,810,832
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	$14,882,877	$12,865,744

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$148,898	$192,887
Fees and commission income	11,914	6,424
Net investment income	48,739	50,280
Net realized and unrealized gains	58,519	38,277
Other income	12,198	2,410
	280,268	290,278
EXPENSES
Net incurred losses and loss adjustment expenses	77,892	83,218
Life and annuity policy benefits	(301)	158
Acquisition costs	20,821	45,029
General and administrative expenses	102,468	92,934
Interest expense	6,868	5,398
Net foreign exchange losses	3,715	1,772
	211,463	228,509
EARNINGS BEFORE INCOME TAXES	68,805	61,769
INCOME TAXES	2,929	(7,369)
NET EARNINGS FROM CONTINUING OPERATIONS	71,734	54,400
NET EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	371	205
NET EARNINGS	72,105	54,605
Less: Net earnings attributable to noncontrolling interest	(17,425)	(9,085)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$54,680	$45,520

Earnings per ordinary share attributable to Enstar Group Limited:
Basic:
Net earnings from continuing operations	$2.80	$2.34
Net earnings from discontinued operations	0.02	0.02
Net earnings per ordinary share	$2.82	$2.36
Diluted:
Net earnings from continuing operations	$2.78	$2.33
Net earnings from discontinued operations	0.02	0.02
Net earnings per ordinary share	$2.80	$2.35
Weighted average ordinary shares outstanding:
Basic	19,374,728	19,282,946
Diluted	19,501,663	19,408,894

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016
	(expressed in thousands of U.S. dollars)
NET EARNINGS	$72,105	$54,605
Other comprehensive income, net of tax:
Unrealized holding gains on fixed income investments arising during the period	686	6,964
Reclassification adjustment for net realized gains included in net earnings	(149)	(22)
Unrealized gains arising during the period, net of reclassification adjustment	537	6,942
Currency translation adjustment	1,942	10,595
Total other comprehensive income	2,479	17,537
Comprehensive income	74,584	72,142
Less comprehensive income attributable to noncontrolling interest	(18,082)	(10,566)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$56,502	$61,576

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016
	(expressed in thousands of U.S. dollars)
Share Capital — Ordinary Shares
Balance, beginning of period	$16,175	$16,133
Issue of shares	14	30
Conversion of Series C Non-Voting Convertible Ordinary Shares	192	—
Balance, end of period	$16,381	$16,163
Share Capital — Series A Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$—	$2,973
Share Capital — Series C Non-Voting Convertible Ordinary Shares
Balance, beginning of period	$2,792	$2,726
Conversion to Ordinary Shares	(192)	—
Balance, end of period	$2,600	$2,973
Share Capital — Series E Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$405	$405
Share Capital — Series C Convertible Participating Non-Voting Perpetual Preferred Stock
Balance, beginning and end of period	$389	$—
Treasury Shares
Balance, beginning and end of period	$(421,559)	$(421,559)
Additional Paid-in Capital
Balance, beginning of period	$1,380,109	$1,373,044
Issue of shares and warrants	(511)	(79)
Amortization of equity incentive plan	2,823	238
Balance, end of period	$1,382,421	$1,373,203
Accumulated Other Comprehensive Loss
Balance, beginning of period	$(23,549)	$(35,162)
Currency translation adjustment
Balance, beginning of period	(18,993)	(23,790)
Change in currency translation adjustment	1,933	10,595
Balance, end of period	(17,060)	(13,195)
Defined benefit pension liability
Balance, beginning and end of period	(4,644)	(7,723)
Unrealized gains (losses) on investments
Balance, beginning of period	88	(3,649)
Change in unrealized gains (losses) on investments	(111)	5,463
Balance, end of period	(23)	1,814
Balance, end of period	$(21,727)	$(19,104)
Retained Earnings
Balance, beginning of period	$1,847,550	$1,578,312
Net earnings attributable to Enstar Group Limited	54,680	45,520
Accretion of redeemable noncontrolling interests to redemption value	(1,156)	(875)
Cumulative effect of change in accounting principle	4,882	—
Balance, end of period	$1,905,956	$1,622,957
Noncontrolling Interest (excludes Redeemable Noncontrolling Interest)
Balance, beginning of period	$8,520	$3,911
Net earnings attributable to noncontrolling interest	697	—
Foreign currency translation adjustments	—	(21)
Balance, end of period	$9,217	$3,890

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings	$72,105	$54,605
Net earnings from discontinued operations	(371)	(205)
Adjustments to reconcile net earnings to cash flows used in operating activities:
Net realized (gains) losses on sale of investments	(8,252)	1,411
Net unrealized (gains) on investments	(50,267)	(39,688)
Other non-cash items	1,225	1,053
Depreciation and other amortization	9,302	10,745
Net change in trading securities held on behalf of policyholders	83	(1,093)
Sales and maturities of trading securities	1,076,770	642,180
Purchases of trading securities	(2,275,239)	(711,545)
Changes in:
Reinsurance balances recoverable	(540,939)	72,067
Funds held by reinsured companies	(221,277)	(1,085,780)
Losses and loss adjustment expenses	1,769,233	916,058
Policy benefits for life and annuity contracts	(1,972)	(2,954)
Insurance and reinsurance balances payable	36,508	11,719
Unearned premiums	30,607	24,682
Other operating assets and liabilities	8,345	(44,550)
Net cash flows used in operating activities	(94,139)	(151,295)
INVESTING ACTIVITIES:
Sales and maturities of available-for-sale securities	24,724	25,846
Purchase of available-for-sale securities	(7,188)	(3,582)
Purchase of other investments	(38,237)	3,487
Redemption of other investments	69,326	62,838
Other investing activities	(4,981)	(1,219)
Net cash flows provided by investing activities	43,644	87,370
FINANCING ACTIVITIES:
Receipt of loans	437,100	—
Repayment of loans	(381,000)	(20,500)
Net cash flows provided by (used in) financing activities	56,100	(20,500)
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	(10,275)	3,939
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,670)	(80,486)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,318,645	1,295,169
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,313,975	$1,214,683

Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$3,917	$10,687
Interest paid	$6,385	$4,534

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	921,562	718,479
Restricted cash and cash	392,413	496,204
Cash, cash equivalents and restricted cash	$1,313,975	$1,214,683
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 and December 31, 2016

(Tabular information expressed in thousands of U.S. dollars except share and per share data)

1. SIGNIFICANT ACCOUNTING POLICIES
Basis of Preparation and Consolidation
These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements reflect all adjustments consisting of normal recurring items considered necessary for a fair presentation under U.S. GAAP. The results of operations for any interim period are not necessarily indicative of results of the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. All significant inter-company transactions and balances have been eliminated. Results of operations for acquired subsidiaries are included from the date of acquisition. In these notes, the terms "we," "us," "our," or "the Company" refer to Enstar Group Limited and its consolidated subsidiaries. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings.
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

•	fair value measurements of investments;

•	fair value estimates associated with accounting for acquisitions;

•	fair value estimates associated with loss portfolio transfer reinsurance agreements for which we have elected the fair value option; and

•	redeemable noncontrolling interests.
Significant New Accounting Policies
As a result of electing the fair value option in relation to the two new transactions described in Note 2 - "Significant New Business", the Company has adopted a significant new accounting policy during the three months ended March 31, 2017. Other than the policy described below, there have been no material changes to the Company’s significant accounting policies from those described in Note 2 - "Significant Accounting Policies" to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retroactive Reinsurance - Fair Value Option
In our Non-life Run-off segment we have elected to apply the fair value option for certain loss portfolio transfer reinsurance transactions. This is an irrevocable election that applies to all balances under the insurance contract, including funds held assets, reinsurance recoverable, and the liability for losses and loss adjustment expenses.
The Company uses an internal model to calculate the fair value of the liability for losses and loss adjustment expenses and reinsurance recoverable asset. Note 6 - "Fair Value Measurements" describes the internal model, including the observable and unobservable inputs used in the model.
New Accounting Standards Adopted in 2017
Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The impact of adopting this guidance on our consolidated financial statements was a cumulative-effect adjustment of $4.9 million to opening retained earnings for the excess tax benefit not previously recognized.

ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities

In March 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-08, which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. The adoption of this guidance did not have a material impact on our consolidated financial statements.

ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting

In March 2016, the FASB issued ASU 2016-07, which simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. Entities are therefore required to apply the guidance prospectively to increases in the level of ownership interest or degree of influence occurring after the ASU’s effective date. The ASU further requires that unrealized holding gains or losses in accumulated other comprehensive income related to an available-for-sale security that becomes eligible for the equity method be recognized in earnings as of the date on which the investment qualifies for the equity method. The adoption of this guidance did not have any impact our consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
Note 2 "Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2016 describes accounting pronouncements that were not adopted as of December 31, 2016. Those pronouncements are not yet adopted unless discussed above in "New Accounting Standards Adopted in 2017". In addition, the following pronouncements were issued during the three months ended March 31, 2017 and are not yet adopted.

ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued ASU 2017-07, which amends the requirements in Accounting Standards Codification (“ASC”) 715 related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The ASU requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the statement of earnings, and (2) present the other components elsewhere in the statement of earnings and outside of income from operations if such a subtotal is presented. The ASU also requires entities to disclose the captions within the statement of earnings that contain the other components if they are not presented on appropriately described separate lines. In addition, only the service-cost component of the net benefit cost is eligible for capitalization, which is a change from current practice, under which entities capitalize the aggregate net benefit cost when applicable. The ASU’s amendments are effective for interim and annual reporting periods beginning after December 15, 2017, although early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

In February 2017, the FASB issued ASU 2017-05 to clarify the scope of the Board’s guidance on nonfinancial asset derecognition (ASC 610-20) as well as the accounting for partial sales of nonfinancial assets. The ASU conforms the derecognition on nonfinancial assets with the model for transactions in the new revenue standard (ASC 606, as amended). The ASU clarifies that ASC 610-20 applies to the derecognition of all nonfinancial assets and in-substance nonfinancial assets. The ASU also clarifies that if a transaction is partially within the scope of ASC 610-20 and partially within the scope of other guidance, an entity should apply the separation and allocation guidance in ASC 606. The ASU also requires an entity to derecognize the nonfinancial asset or in-substance nonfinancial asset in a partial sale transaction when (1) the entity ceases to have a controlling financial interest in a subsidiary pursuant to ASC 810, and (2) control of the asset is transferred in accordance with ASC 606. The effective date of the ASU is aligned with the requirements in the new revenue standard, which is effective for interim and annual reporting periods beginning after December 15, 2017. Similar to the new revenue standard, the ASU allows an entity to use a full or modified retrospective adoption approach. Similar to the new revenue standard, we expect to adopt this guidance on January 1, 2018 using the modified retrospective approach, however we do not expect this adoption to have a material impact on our consolidated financial statements.
2. SIGNIFICANT NEW BUSINESS
RSA
On February 7, 2017, we entered into an agreement to reinsure U.K. employers' liability legacy business of RSA Insurance Group PLC ("RSA"). Pursuant to the transaction, our subsidiary assumed gross insurance reserves of £1,046.4 million ($1,301.8 million), relating to 2005 and prior year business. Net insurance reserves assumed were £927.5 million ($1,153.9 million) and the reinsurance premium paid to Enstar’s subsidiary was £801.6 million ($997.2 million). We elected the fair value option for this reinsurance contract. The initial fair value adjustment on the gross reserves was $174.1 million, and on the net reserves was $156.7 million. Refer to Note 6 - "Fair Value Measurements" for a description of the fair value process and assumptions.
Following the initial reinsurance transaction, which transferred the economics of the portfolio up to the policy's limits, we and RSA are pursuing a portfolio transfer of the business under Part VII of the Financial Services and Markets Act 2000, which would provide legal finality for RSA's obligations.  The transfer is subject to court, regulatory and other approvals.
QBE
On January 11, 2017, we closed a transaction to reinsure multi-line property and casualty business of QBE Insurance Group Limited ("QBE"). Our subsidiary assumed gross reinsurance reserves of approximately $1,019.0 million (net reserves of $447.0 million) relating to the portfolio, which primarily includes workers' compensation, construction defect, and general liability discontinued lines of business. We elected the fair value option for this reinsurance contract. The initial fair value adjustment on the gross reserves was $180.0 million, and on the net reserves was $43.2 million. Refer to Note 6 - "Fair Value Measurements" for a description of the fair value process and assumptions.
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
Pavonia is a substantial portion of the Life and Annuities segment. We have classified the assets and liabilities of the businesses to be sold as held-for-sale. The following table summarizes the components of assets and liabilities held-for-sale on our consolidated balance sheet as at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Assets:
Fixed maturities, trading, at fair value	$299,451	$326,382
Fixed maturities, held-to-maturity, at amortized cost	761,821	765,554
Equities, trading, at fair value	4,640	4,428
Other investments, at fair value	15,261	15,114
Cash and cash equivalents	26,893	18,018
Restricted cash and cash equivalents	13,027	5,202
Deferred tax assets	31,500	31,500
Reinsurance balances recoverable	17,754	18,029
Other assets	66,842	60,229
Total assets held for sale	$1,237,189	$1,244,456

Liabilities:
Policy benefits for life and annuity contracts	$1,136,230	$1,144,850
Other liabilities	6,017	5,937
Total liabilities held for sale	$1,142,247	$1,150,787
As of March 31, 2017 and December 31, 2016, included in the table above were restricted investments of $781.2 million and $786.0 million, respectively.
The cumulative currency translation adjustment ("CTA") balance in accumulated other comprehensive income (loss), a component of shareholders’ equity, included $(14.4) million and $(14.8) million as at March 31, 2017 and December 31, 2016, respectively, related to Pavonia. Upon completion of the sale, the CTA will be included in earnings as a reduction of the gain on sale.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Pavonia business qualifies as a discontinued operation. The following table summarizes the components of net earnings (losses) from discontinued operations on the consolidated statements of earnings for the three months ended March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
INCOME
Net premiums earned	$14,325	$16,522
Net investment income	10,029	9,609
Net realized and unrealized gains (losses)	1,622	(313)
Other income	360	3
	$26,336	$25,821
EXPENSES
Life and annuity policy benefits	20,670	20,822
Acquisition costs	2,036	2,236
General and administrative expenses	3,057	2,413
Other expenses	(16)	3
	$25,747	$25,474
EARNINGS BEFORE INCOME TAXES	589	347
INCOME TAXES	(218)	$(140)
NET EARNINGS FROM DISCONTINUED OPERATIONS	371	207

The following table presents the cash flows of Pavonia for the three months ended March 31, 2017, and 2016:

	March 31, 2017	March 31, 2016
Operating activities	$15,463	$(10,793)
Investing activities	1,237	11,008
Change in cash of businesses held for sale	$16,700	$215

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
Trading
The fair values of our fixed maturity investments, short-term investments and equities classified as trading were as follows:

	March 31, 2017	December 31, 2016
U.S. government and agency	$776,216	$840,274
Non-U.S. government	896,757	267,363
Corporate	3,080,120	2,387,322
Municipal	54,830	47,181
Residential mortgage-backed	334,767	373,528
Commercial mortgage-backed	223,567	217,212
Asset-backed	483,072	478,280
Total fixed maturity and short-term investments	5,849,329	4,611,160
Equities — U.S.	106,337	95,047
	$5,955,666	$4,706,207
Included within residential and commercial mortgage-backed securities as at March 31, 2017 were securities issued by U.S. governmental agencies with a fair value of $268.2 million (as at December 31, 2016: $362.9 million). Included within corporate securities as at March 31, 2017 were senior secured loans of $57.1 million (as at December 31, 2016: $90.7 million).
The contractual maturities of our fixed maturity and short-term investments classified as trading are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at March 31, 2017	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$893,102	$886,878	15.2%
More than one year through two years	734,677	732,586	12.5%
More than two years through five years	1,450,747	1,445,942	24.7%
More than five years through ten years	1,031,378	1,034,548	17.7%
More than ten years	693,101	707,969	12.1%
Residential mortgage-backed	338,576	334,767	5.7%
Commercial mortgage-backed	227,756	223,567	3.8%
Asset-backed	475,082	483,072	8.3%
	$5,844,419	$5,849,329	100.0%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-sale
The amortized cost and fair values of our fixed maturity and short-term investments classified as available-for-sale were as follows:

As at March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$11,003	$—	$(98)	$10,905
Non-U.S. government	83,938	821	(2,165)	82,594
Corporate	138,986	1,861	(1,977)	138,870
Municipal	5,967	16	(11)	5,972
Residential mortgage-backed	467	37	—	504
Asset-backed	3,838	3	—	3,841
	$244,199	$2,738	$(4,251)	$242,686

As at December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$12,784	$32	$(106)	$12,710
Non-U.S. government	86,897	1,303	(2,777)	85,423
Corporate	159,243	2,040	(2,628)	158,655
Municipal	6,585	12	(21)	6,576
Residential mortgage-backed	488	39	—	527
Asset-backed	3,867	9	—	3,876
	$269,864	$3,435	$(5,532)	$267,767
 The contractual maturities of our fixed maturity and short-term investments classified as available-for-sale are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at March 31, 2017	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$50,370	$49,092	20.2%
More than one year through two years	47,021	45,851	18.9%
More than two years through five years	64,942	64,279	26.5%
More than five years through ten years	41,016	42,091	17.3%
More than ten years	36,545	37,028	15.3%
Residential mortgage-backed	467	504	0.2%
Asset-backed	3,838	3,841	1.6%
	$244,199	$242,686	100.0%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross Unrealized Losses
The following tables summarize our fixed maturity and short-term investments in a gross unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
As at March 31, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity and short-term investments, at fair value
U.S. government and agency	$—	$—	$10,777	$(98)	$10,777	$(98)
Non-U.S. government	6,230	(1,144)	32,082	(1,021)	38,312	(2,165)
Corporate	6,782	(1,414)	41,181	(563)	47,963	(1,977)
Municipal	—	—	2,603	(11)	2,603	(11)
Total fixed maturity and short-term investments	$13,012	$(2,558)	$86,643	$(1,693)	$99,655	$(4,251)

	12 Months or Greater		Less Than 12 Months		Total
As at December 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity and short-term investments, at fair value
U.S. government and agency	$—	$—	$10,743	$(106)	$10,743	$(106)
Non-U.S. government	8,316	(1,794)	30,086	(983)	38,402	(2,777)
Corporate	8,003	(1,800)	42,304	(828)	50,307	(2,628)
Municipal	—	—	3,132	(21)	3,132	(21)
Total fixed maturity and short-term investments	$16,319	$(3,594)	$86,265	$(1,938)	$102,584	$(5,532)
As at March 31, 2017 and December 31, 2016, the number of securities classified as available-for-sale in an unrealized loss position was 140 and 156, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 32 and 41, respectively.
Other-Than-Temporary Impairment
For the three months ended March 31, 2017 and 2016, we did not recognize any other-than-temporary impairment losses on our available-for-sale securities. We determined that no credit losses existed as at March 31, 2017 and 2016. A description of our other-than-temporary impairment process is included in Note 2 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016. There were no changes to our process during the three months ended March 31, 2017.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Ratings
The following table sets forth the credit ratings of our fixed maturity and short-term investments as of March 31, 2017:

	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
Fixed maturity and short-term investments, at fair value
U.S. government and agency	$790,244	$787,121	12.9%	$782,678	$4,443	$—	$—	$—	$—
Non-U.S. government	974,929	979,351	16.1%	140,016	748,030	71,630	18,798	—	877
Corporate	3,216,890	3,218,990	52.8%	163,042	474,830	1,683,839	769,272	122,925	5,082
Municipal	60,836	60,802	1.0%	25,856	28,906	4,623	1,417	—	—
Residential mortgage-backed	339,043	335,271	5.5%	284,488	11,122	6,128	279	33,253	1
Commercial mortgage-backed	227,756	223,567	3.7%	89,253	44,067	45,729	28,142	23	16,353
Asset-backed	478,920	486,913	8.0%	200,514	58,461	106,377	42,694	76,729	2,138
Total	6,088,618	6,092,015	100.0%	1,685,847	1,369,859	1,918,326	860,602	232,930	24,451
% of total fair value				27.7%	22.5%	31.5%	14.1%	3.8%	0.4%
Other Investments, at fair value
The following table summarizes our other investments carried at fair value:

	March 31, 2017	December 31, 2016
Private equities and private equity funds	$284,385	$300,529
Fixed income funds	253,499	249,023
Fixed income hedge funds	78,537	85,976
Equity funds	244,488	223,571
CLO equities	56,964	61,565
CLO equity funds	13,350	15,440
Other	932	943
	$932,155	$937,047
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Equity funds invest in a diversified portfolio of international publicly traded equity securities. The funds have liquidity terms that vary from daily to every two weeks.

•
CLO equities comprise investments in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans. CLO equities denote direct investments by us in these securities.

•
CLO equity funds comprise two funds that invest primarily in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans. One of the funds has a fair value of $2.0 million, part of a self-liquidating structure that is expected to pay out over one to five years. The other fund has a fair value of $11.4 million and is eligible for redemption in 2018.

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
As at March 31, 2017, we had unfunded commitments to private equity funds of $142.6 million.
Other Investments, at cost
Our other investments carried at cost of $133.1 million as of March 31, 2017 consist of life settlement contracts. During the three months ended March 31, 2017 and 2016, net investment income included $6.9 million and $8.8 million, respectively, related to investments in life settlements. There were impairment charges of $0.1 million and $nil recognized in net realized and unrealized gains/losses during the three months ended March 31, 2017 and 2016, respectively. The following table presents further information regarding our investments in life settlements as of March 31, 2017 and December 31, 2016.

	March 31, 2017			December 31, 2016
	Number of Contracts	Carrying Value	Face Value (Death Benefits)	Number of Contracts	Carrying Value	Face Value (Death Benefits)
Remaining Life Expectancy of Insureds:
0 – 1 year	2	$471	$700	2	$461	$700
1 – 2 years	7	11,748	18,206	7	11,396	18,337
2 – 3 years	11	15,802	29,743	11	15,338	29,715
3 – 4 years	16	17,041	31,205	17	17,013	32,189
4 – 5 years	17	17,943	38,302	16	10,377	23,302
Thereafter	172	70,122	407,607	181	77,066	431,034
Total	225	$133,127	$525,763	234	$131,651	$535,277
Remaining life expectancy for year 0-1 in the table above references policies whose current life expectancy is less than 12 months as of the reporting date. Remaining life expectancy is not an indication of expected maturity. Actual maturity in any category above may vary significantly (either earlier or later) from the remaining life expectancies reported.
At March 31, 2017, our best estimate of the life insurance premiums required to keep the policies in force, payable in the 12 months ending March 31, 2018 and the four succeeding years ending March 31, 2022 is $17.5 million, $17.4 million, $17.6 million, $16.0 million and $15.2 million, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Realized and Unrealized Gains
Components of net realized and unrealized gains for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Net realized gains (losses) on sale:
Gross realized gains on fixed maturity securities, available-for-sale	$160	$265
Gross realized losses on fixed maturity securities, available-for-sale	(11)	(243)
Net realized losses on fixed maturity securities, trading	(1,052)	(1,906)
Net realized gains on equity securities, trading	574	473
Net realized gains on other investments	12,434	—
Net realized investment losses on funds held - directly managed	(3,853)	—
Total net realized gains (losses) on sale	$8,252	$(1,411)
Net unrealized gains:
Fixed maturity securities, trading	$23,316	$43,196
Equity securities, trading	8,686	1,724
Other investments	11,075	(5,232)
Change in fair value of embedded derivative on funds held - directly managed	6,928	—
Change in value of fair value option on funds held - directly managed	262	—
Total net unrealized gains	50,267	39,688
Net realized and unrealized gains	$58,519	$38,277
The gross realized gains and losses on available-for-sale securities included in the table above resulted from sales of $24.7 million and $15.4 million for the three months ended March 31, 2017 and 2016, respectively.
Net Investment Income
Major categories of net investment income for the three months ended March 31, 2017 and 2016 are summarized as follows:

	Three Months Ended March 31,
	2017	2016
Fixed maturity investments	$30,330	$27,198
Short-term investments and cash and cash equivalents	2,640	1,158
Equity securities	726	1,060
Other investments	3,509	6,034
Funds held	39	7,604
Funds held - directly managed	7,002	—
Life settlements and other	6,896	8,443
Gross investment income	51,142	51,497
Investment expenses	(2,403)	(1,217)
Net investment income	$48,739	$50,280

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Assets
We are required to maintain investments and cash and cash equivalents on deposit to support our insurance and reinsurance operations. The investments and cash and cash equivalents on deposit are available to settle insurance and reinsurance liabilities. We also utilize trust accounts to collateralize business with our insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The assets in trusts as collateral are primarily highly rated fixed maturity securities. The carrying value of our restricted assets, including restricted cash of $392.4 million and $363.8 million, as of March 31, 2017 and December 31, 2016, respectively, was as follows:

	March 31, 2017	December 31, 2016
Collateral in trust for third party agreements	$3,260,539	$1,975,022
Assets on deposit with regulatory authorities	795,290	882,400
Collateral for secured letter of credit facilities	175,069	177,263
Funds at Lloyd's (1)	220,216	220,328
	$4,451,114	$3,255,013
(1) Our underwriting businesses include three Lloyd's syndicates. Lloyd's determines the required capital principally through the annual business plan of each syndicate. This capital is referred to as "Funds at Lloyd's" and will be drawn upon in the event that a syndicate has a loss that cannot be funded from other sources. We have an unsecured letter of credit agreement for Funds at Lloyd’s purposes ("FAL Facility") to issue up to $140.0 million of letters of credit, with a provision to increase the facility up to $200.0 million. The FAL Facility is available to satisfy our Funds at Lloyd’s requirements and expires in 2021. As at March 31, 2017, our combined Funds at Lloyd's were comprised of cash and investments of $220.2 million and unsecured letters of credit of $122.0 million.
The increase in the collateral in trust for third-party agreements was primarily due to the loss portfolio transfer reinsurance transactions with RSA and QBE described in Note 2 - "Significant New Business".

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. FUNDS HELD - DIRECTLY MANAGED
Funds held - directly managed is comprised of the following:

•
The funds held balance in relation to the Allianz transaction, described in Note 2 - "Significant New Business" in our consolidated financial statements in Form 10-K for the year ended December 31, 2016, moved from a fixed crediting rate to a variable rate of return on the underlying investments on October 1, 2016. This variable return reflects the economics of the investment portfolio underlying the funds held asset and qualifies as an embedded derivative. We have recorded the aggregate of the funds held, typically held at cost, and the embedded derivative as a single amount in our consolidated balance sheet. As at March 31, 2017 and December 31, 2016, the funds held at cost had a carrying value of $1,054.3 million and $1,023.0 million, respectively, and the embedded derivative had a fair value of $(21.4) million and $(28.3) million, respectively, the aggregate of which was $1,032.9 million and $994.7 million, respectively, as included in the table below.

•
The fair value option was elected for the QBE reinsurance transaction described in Note 2 - "Significant New Business". As at March 31, 2017, the funds held had an amortized cost of $176.5 million and fair value of $176.8 million.

The following table presents the fair values of assets and liabilities underlying the funds held - directly managed account as at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Fixed maturity investments:
U.S. government and agency	$34,187	$47,885
Non-U.S. government	6,059	5,961
Corporate	786,315	663,556
Municipal	54,019	38,927
Commercial mortgage-backed	174,748	151,395
Asset-backed	96,207	79,806
Total fixed maturity investments	$1,151,535	$987,530
Other assets	58,154	7,135
	$1,209,689	$994,665
The contractual maturities of our fixed maturity investments underlying the funds held - directly managed account are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at March 31, 2017	Amortized Cost	Fair Value	% of Total Fair Value
More than one year through two years	$34,050	$34,058	3.0%
More than two years through five years	314,843	313,321	27.2%
More than five years through ten years	277,009	271,393	23.5%
More than ten years	269,532	261,808	22.7%
Commercial mortgage-backed	181,047	174,748	15.2%
Asset-backed	96,184	96,207	8.4%
	$1,172,665	$1,151,535	100.0%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Ratings
The following table sets forth the credit ratings of our fixed maturity investments underlying the funds held - directly managed account as of March 31, 2017.

	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated

U.S. government and agency	$34,198	$34,187	3.0%	$34,187	$—	$—	$—
Non-U.S. government	6,019	6,059	0.5%	—	—	2,948	3,111
Corporate	799,530	786,315	68.2%	7,199	63,529	312,830	402,757
Municipal	55,687	54,019	4.7%	—	17,861	28,960	7,198
Commercial mortgage-backed	181,047	174,748	15.2%	169,738	3,007	2,003	—
Asset-backed	96,184	96,207	8.4%	92,523	3,684	—	—
Total	$1,172,665	$1,151,535	100.0%	$303,647	$88,081	$346,741	$413,066
% of total fair value				26.4%	7.6%	30.1%	35.9%
Net Realized Gains and Change in Fair Value due to Embedded Derivative and Fair Value Option
Net realized gains and change in fair value for the three months ended March 31, 2017 are summarized as follows:

2017
Net realized losses on fixed maturity securities	$(3,853)
Change in fair value of embedded derivative	6,928
Change in value of fair value option on funds held - directly managed	262
Net realized gains (losses) and change in fair value of funds held - directly managed	$3,337
There were no funds held - directly managed as at March 31, 2016.
Net Investment Income
Major categories of net investment income underlying the funds held - directly managed for the three months ended March 31, 2017 are summarized as follows:

2017
Fixed maturity investments	$7,485
Short-term investments and cash and cash equivalents	65
Gross investment income	7,550
Investment expenses	(548)
Investment income on funds held - directly managed	$7,002
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

We have categorized our assets and liabilities that are recorded at fair value on a recurring basis among levels based on the observability of inputs as follows:

	March 31, 2017
Investments:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$787,121	$—	$787,121
Non-U.S. government	—	979,351	—	979,351
Corporate	—	3,162,811	56,179	3,218,990
Municipal	—	60,802	—	60,802
Residential mortgage-backed	—	335,271	—	335,271
Commercial mortgage-backed	—	198,715	24,852	223,567
Asset-backed	—	457,831	29,082	486,913
Equities — U.S.	102,192	4,145	—	106,337
Other investments	—	375,650	69,627	445,277
Total investments	$102,192	$6,361,697	$179,740	$6,643,629

Funds Held - Directly Managed:
U.S. government and agency	$—	$34,187	$—	$34,187
Non-U.S. government	—	6,059	—	6,059
Corporate	—	786,315	—	786,315
Municipal	—	54,019	—	54,019
Commercial mortgage-backed	—	174,748	—	174,748
Asset-backed	—	96,207	—	96,207
Other funds held assets	—	58,154	—	58,154
	$—	$1,209,689	$—	$1,209,689

Reinsurance recoverable:
Reinsurance recoverable	$—	$—	$551,253	$551,253
	$—	$—	$551,253	$551,253

Other Assets:
Derivative Instruments	$—	$54	$—	$54
	$—	$54	$—	$54

Losses and LAE:
Losses and LAE	$—	$—	$1,924,829	$1,924,829
	$—	$—	$1,924,829	$1,924,829

Other Liabilities:
Derivative Instruments	$—	$965	$—	$965
	$—	$965	$—	$965

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2016
Investments:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$852,984	$—	$852,984
Non-U.S. government	—	352,786	—	352,786
Corporate	—	2,471,444	74,534	2,545,978
Municipal	—	53,757	—	53,757
Residential mortgage-backed	—	374,055	—	374,055
Commercial mortgage-backed	—	204,999	12,213	217,212
Asset-backed	—	467,463	14,692	482,155
Equities — U.S.	91,287	3,760	—	95,047
Other investments	—	357,438	76,878	434,316
Total investments	$91,287	$5,138,686	$178,317	$5,408,290

Funds Held - Directly Managed:
U.S. government and agency	$—	$47,885	$—	$47,885
Non-U.S. government	—	5,961	—	5,961
Corporate	—	663,556	—	663,556
Residential mortgage-backed	—	38,927	—	38,927
Commercial mortgage-backed	—	151,395	—	151,395
Asset-backed	—	79,806	—	79,806
Other funds held assets	—	7,135	—	7,135
	$—	$994,665	$—	$994,665

Other Assets:
Derivative Instruments	$—	$2,930	$—	$2,930
	$—	$2,930	$—	$2,930

Other Liabilities:
Derivative Instruments	$—	$74	$—	$74
	$—	$74	$—	$74
Certain of our other investments are measured at fair value using NAV per share (or its equivalent) as a practical expedient and have not been classified within the fair value hierarchy above. The following table reconciles our other investments in the tables above with the amounts presented on our consolidated balance sheets:

Other investments:	March 31, 2017	December 31, 2016
Other investments measured at fair value	$445,277	$434,316
Other investments measured at NAV as practical expedient	486,878	502,731
Total other investments shown on balance sheets	$932,155	$937,047

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

•
For our investments in fixed income hedge funds, we measure fair value by obtaining the most recently available NAV as advised by the external fund manager or third-party administrator. The fair values of these investments are measured using the NAV as a practical expedient and therefore have not been categorized within the fair value hierarchy.

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

Insurance Contracts - Fair Value Option
The Company uses an internal model to calculate the fair value of the liability for losses and loss adjustment expenses and reinsurance recoverable asset for certain retroactive reinsurance contracts where we have elected the fair value option in our Non-life Run-off segment. The fair value was calculated as the aggregate of discounted cash flows plus a risk margin. The discounted cash flow approach uses (i) estimated nominal cash flows based upon an appropriate payment pattern developed in accordance with standard actuarial techniques and (ii) a discount rate based upon a high quality rated corporate bond plus a credit spread for non-performance risk. The model uses corporate bond rates across the yield curve depending on the estimated timing of the future cash flows and specific to the currency of the risk. The risk margin was calculated using the present value of the cost of capital. The cost of capital approach uses (i) projected capital requirements, (ii) multiplied by the risk cost of capital representing the return required for non-hedgeable risk based upon the weighted average cost of capital less investment income, and (iii) discounted using the weighted average cost of capital.
Level 3 Measurements and Changes in Leveling
Transfers into or out of levels are recorded at their fair values as of the end of the reporting period, consistent with the date of determination of fair value.
Investments
During the three months ended March 31, 2017, we transferred $1.6 million of corporate securities, $13.9 million of commercial mortgage-backed securities and $17.6 million of asset-backed securities from Level 2 to Level 3. These securities were transferred from Level 2 to Level 3 due to insufficient market observable inputs for the valuation of the specific assets. During the three months ended March 31, 2017, we transferred $10.6 million of corporate securities, $1.2 million of commercial mortgage-backed securities and $4.6 million of asset-backed securities from Level 3 to Level 2. The transfers from Level 3 to Level 2 were based upon us obtaining market observable information regarding the valuations of the specific assets. There were no transfers between Levels 1 and 2.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016
	Fixed Maturity Investments	Other Investments	Equity Securities	Total	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Beginning fair value	$101,439	$76,878	$—	$178,317	$147,144	$77,016	$—	$224,160
Purchases	10,270	—		10,270	—	6,221	—	6,221
Sales	(18,900)	—		(18,900)	(17,336)	(4,658)	—	(21,994)
Net realized and unrealized gains	635	(7,251)		(6,616)	(5,592)	(4,290)	—	(9,882)
Net transfers into (out of) Level 3	16,669	—		16,669	(41,604)	—	—	(41,604)
Ending fair value	$110,113	$69,627	$—	$179,740	$82,612	$74,289	$—	$156,901
Net realized and unrealized gains (losses) related to Level 3 assets in the table above are included in net realized and unrealized gains (losses) in our unaudited condensed consolidated statements of earnings.
Insurance Contracts - Fair Value Option
The following table presents a reconciliation of the beginning and ending balances for all insurance contracts measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
	Liability for losses and LAE	Reinsurance recoverable
Beginning fair value	$—	$—
Assumed business	1,966,843	565,824
Changes in nominal amounts:
Net incurred losses and LAE	(6,238)	—
Paid losses	(60,367)	(17,006)
Changes in fair value:
Discounted cash flows	20,035	2,466
Risk margin	(4,489)	(1,070)
Effect of exchange rate movement	9,045	1,039
Ending fair value	$1,924,829	$551,253
Changes in fair value related to Level 3 assets and liabilities in the table above are included in net incurred losses and LAE in our unaudited condensed consolidated statements of earnings.
Below is a summary of the quantitative information regarding the significant observable and unobservable inputs used in the internal model to determine fair value on a recurring basis as at March 31, 2017 and as at the acquisition dates during the three month period ended March 31, 2017:

March 31, 2017
Valuation Technique	Unobservable (U) and Observable (O) Inputs	Weighted Average

Internal model	Corporate bond yield (O)	A rated
Internal model	Credit spread for non-performance risk (U)	0.2%
Internal model	Risk cost of capital (U)	5.0%
Internal model	Weighted average cost of capital (U)	8.5%
Internal model	Duration - liability (U)	11.25 years
Internal model	Duration - reinsurance recoverable (U)	12.16 years

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the liability for losses and LAE and reinsurance recoverable may increase or decrease due to changes in the corporate bond rate, the credit spread for non-performance risk, the risk cost of capital, the weighted average cost of capital and the estimated payment pattern:

•
An increase in the corporate bond rate or credit spread for non-performance risk would result in a decrease in the fair value of the liability for losses and LAE and reinsurance recoverable. Conversely, a decrease in the corporate bond rate or credit spread for non-performance risk would result in an increase in the fair value of the liability for losses and LAE and reinsurance recoverable.

•
An increase in the weighted average cost of capital would result in an increase in the fair value of the liability for losses and LAE and reinsurance recoverable. Conversely, a decrease in the weighted average cost of capital would result in a decrease in the fair value of the liability for losses and LAE and reinsurance recoverable.

•
An increase in the risk cost of capital would result in a increase in the fair value of the liability for losses and LAE and reinsurance recoverable. Conversely, a decrease in the risk cost of capital would result in a decrease in the fair value of the liability for losses and LAE and reinsurance recoverable.

•
An acceleration of the estimated payment pattern would result in an increase in the fair value of the liability for losses and LAE and reinsurance recoverable. Conversely, a deceleration of the estimated payment pattern would result in a decrease in the fair value of the liability for losses and LAE and reinsurance recoverable.

In addition, the estimate of the capital required to support the liabilities is based upon current industry standards for capital adequacy. If the required capital per unit of risk increases then the fair value of the liability for losses and LAE and reinsurance recoverable would increase. Conversely, a decrease in required capital would result in a decrease in the fair value of the liability for losses and LAE and reinsurance recoverable.
Disclosure of Fair Values for Financial Instruments Carried at Cost
As of March 31, 2017 and December 31, 2016, investments in life settlement contracts were carried at cost of $133.1 million and $131.7 million, respectively, and their fair values were $130.8 million and $129.5 million, respectively.
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
As of March 31, 2017, our Senior Notes were carried at amortized cost of $347.1 million while the fair value based on observable market pricing from a third party pricing service was $355.0 million. The fair value is classified as Level 2.
Disclosure of the fair value of amounts relating to insurance contracts is not required, except for those for which we elected the fair value option, as described above. Our remaining assets and liabilities that are carried at cost or amortized cost have approximately the same fair value as at March 31, 2017 and December 31, 2016 due to their short-term nature.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. DERIVATIVE INSTRUMENTS
Foreign Currency Hedging of Net Investments
We use foreign currency forward exchange rate contracts in qualifying hedging relationships to hedge the foreign currency exchange rate risk associated with certain of our net investments in foreign operations. At March 31, 2017 and December 31, 2016, we had forward currency contracts in place, which we had designated as hedges of the net investments in our foreign operations.
The following table presents the gross notional amounts, estimated fair values recorded within other assets and liabilities and the amounts of the net gains and losses deferred in the currency translation adjustment account which is a component of accumulated other comprehensive income (loss) ("AOCI"), in shareholders' equity, related to our foreign currency forward exchange rate contracts as at March 31, 2017 and December 31, 2016.

		March 31, 2017 Fair Value		Amount of Gains (Losses) Deferred in AOCI (Effective Portion)
	Gross Notional Amount	Assets	Liabilities	Three Months Ended March 31, 2017
Foreign exchange forward - AUD	$61,168	$—	$519	$(444)
Foreign exchange forward - CAD	27,813	7	61	552
Total qualifying hedges	$88,981	$7	$580	$108

		December 31, 2016 Fair Value		Amount of Gains Deferred in AOCI (Effective Portion)
	Gross Notional Amount	Assets	Liabilities	Year Ended December 31, 2016
Foreign exchange forward - AUD	45,467	2,753	74	2,568
Foreign exchange forward - CAD	37,175	177	—	1,186
Total qualifying hedges	$82,642	$2,930	$74	$3,754
We did not have any forward currency contract hedges of our net investments in foreign operations during the three months ended March 31, 2016.
We also borrowed €75.0 million (approximately $80.2 million) during 2016 that was designated as a non-derivative hedge of our net investment in certain subsidiaries whose functional currency is denominated in Euros as described in Note 13 - "Debt Obligations".
Derivatives Not Designated or Not Qualifying as Hedging Instruments
From time to time, we may also utilize foreign currency forward contracts as part of our overall foreign currency risk management strategy or to obtain exposure to a particular financial market, as well as for yield enhancement, which are not designated or do not qualify as hedging instruments.
Foreign Currency Forward Contracts
The following table presents the gross notional amounts, estimated fair values recorded within other assets and liabilities and the amounts included in net earnings related to our non-qualifying foreign currency forward exchange rate hedging relationships as at March 31, 2017.

		March 31, 2017 Fair Value		Losses on non-qualifying hedges charged to earnings
	Gross Notional Amount	Assets	Liabilities	Three Months Ended March 31, 2017
Foreign exchange forward - GBP	$21,321	$18	$148	$(148)
Foreign exchange forward - EUR	18,185	29	237	(237)
Total qualifying hedges	$39,506	$47	$385	$(385)

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no such contracts utilized during the three months ended March 31, 2016 and as at December 31, 2016.
Investments in Call Options on Equities
We use equity call option instruments either to obtain exposure to a particular equity instrument or for yield enhancement in non-qualifying hedging relationships, although we did not use any equity derivative instruments during the three months ended March 31, 2017.
During the three months ended March 31, 2016, we purchased call options on equities at a cost of $5.5 million and recorded unrealized gains in net earnings of $0.6 million.
8. REINSURANCE BALANCES RECOVERABLE
The following tables provide the total reinsurance balances recoverable by segment as at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$998,611	$6,006	$163,930	$237	$1,168,784
IBNR	664,905	22,893	199,377	—	887,175
Fair value adjustments	(6,160)	1,726	(2,812)	—	(7,246)
Fair value adjustments - fair value option	(152,985)	—	—	—	(152,985)
Total reinsurance reserves recoverable	1,504,371	30,625	360,495	237	1,895,728
Paid losses recoverable	86,623	951	18,660	156	106,390
	$1,590,994	$31,576	$379,155	$393	$2,002,118
Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable	$1,039,741	$31,576	$379,155	$393	$1,450,865
Reinsurance balances recoverable - fair value option	551,253	—	—	—	551,253
Total	$1,590,994	$31,576	$379,155	$393	$2,002,118

	December 31, 2016
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$621,288	$6,438	$182,478	$190	$810,394
IBNR	393,550	21,753	178,259	—	593,562
Fair value adjustments	(13,885)	1,818	(3,506)	—	(15,573)
Fair value adjustments - fair value option	—	—	—	—	—
Total reinsurance reserves recoverable	1,000,953	30,009	357,231	190	1,388,383
Paid losses recoverable	47,160	(1,081)	25,512	769	72,360
	$1,048,113	$28,928	$382,743	$959	$1,460,743
Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable	$1,048,113	$28,928	$382,743	$959	$1,460,743
Reinsurance balances recoverable - fair value option	—	—	—	—	—
Total	$1,048,113	$28,928	$382,743	$959	$1,460,743
Our insurance and reinsurance run-off subsidiaries, prior to acquisition, used retrocessional agreements to reduce their exposure to the risk of insurance and reinsurance assumed. On an annual basis, both Atrium and StarStone purchase a tailored outwards reinsurance program designed to manage their risk profiles. The majority of Atrium’s and StarStone's third-party reinsurance cover is with highly rated reinsurers or is collateralized by pledged assets or letters of credit.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value adjustments, determined on acquisition of insurance and reinsurance subsidiaries, are based on the estimated timing of loss and LAE recoveries and an assumed interest rate equivalent to a risk free rate for securities with similar duration to the acquired reinsurance recoverables plus a spread for credit risk, and are amortized over the estimated recovery period, as adjusted for accelerations in timing of payments as a result of commutation settlements. The determination of the fair value adjustments on the retroactive reinsurance contracts for which we have elected the fair value option is described in Note 6 - "Fair Value Measurements".
As of March 31, 2017 and December 31, 2016, we had reinsurance balances recoverable of approximately $2.0 billion and $1.5 billion, respectively. The increase of $541.4 million in reinsurance balances recoverable was primarily a result of the QBE and RSA reinsurance transactions, which closed in the quarter, offset by reserve reductions in our Non-life Run-off segment and cash collections made during the three months ended March 31, 2017.
Top Ten Reinsurers

	March 31, 2017						December 31, 2016
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total	% of Total	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total	% of Total
Top ten reinsurers	$1,238,737	$19,429	$217,846	$—	$1,476,012	73.7%	$737,074	$23,245	$226,283	$—	$986,602	67.6%
Other reinsurers > $1 million	340,138	11,460	156,839	—	508,437	25.4%	301,856	4,827	152,341	—	459,024	31.4%
Other reinsurers < $1 million	12,119	687	4,470	393	17,669	0.9%	9,183	856	4,119	959	15,117	1.0%
Total	$1,590,994	$31,576	$379,155	$393	$2,002,118	100.0%	$1,048,113	$28,928	$382,743	$959	$1,460,743	100.0%
Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable	$1,039,741	$31,576	$379,155	$393	$1,450,865		$1,048,113	$28,928	$382,743	$959	$1,460,743
Reinsurance balances recoverable - fair value option	551,253	—	—	—	551,253		—	—	—	—	—
Total	$1,590,994	$31,576	$379,155	$393	$2,002,118		$1,048,113	$28,928	$382,743	$959	$1,460,743
Five of the top ten external reinsurers, as at March 31, 2017 and December 31, 2016, were rated A- or better, with the remaining five being non-rated reinsurers from which $622.5 million was recoverable (December 31, 2016: $512.2 million recoverable from four reinsurers). For the five non-rated reinsurers, including KaylaRe Ltd., we hold security in the form of pledged assets in trust or letters of credit issued to us in the full amount of the recoverable. As at March 31, 2017, reinsurance balances recoverable of $264.0 million (December 31, 2016: $241.7 million) related to KaylaRe Ltd., $214.0 million (December 31, 2016: $154.9 million) related to Lloyd’s syndicates and $323.8 million (December 31, 2016: $67.3 million) related to Hannover Ruck SE, all of which represented 10% or more of total reinsurance balances recoverable. Lloyd’s is rated A+ by Standard & Poor’s and A by A.M. Best, and Hannover Ruck SE is rated AA- by Standard & Poor’s and A+ by A.M. Best.
 Provisions for Uncollectible Reinsurance Recoverables
We remain liable to the extent that retrocessionaires do not meet their obligations under these agreements, and therefore, we evaluate and monitor concentration of credit risk among our reinsurers. Provisions are made for amounts considered potentially uncollectible.
The following table shows our reinsurance balances recoverable by rating of reinsurer and our provisions for uncollectible reinsurance balances recoverable ("provisions for bad debt") as at March 31, 2017 and December 31, 2016. The provisions for bad debt all relate to the Non-life Run-off segment.

	March 31, 2017				December 31, 2016
	Gross	Provisions for Bad Debt	Net	Provisions as a % of Gross	Gross	Provisions for Bad Debt	Net	Provisions as a % of Gross
Reinsurers rated A- or above	$1,310,533	$38,704	$1,271,829	3.0%	$892,776	$35,184	$857,592	3.9%
Reinsurers rated below A-, secured	673,898	—	673,898	—%	544,894	—	544,894	—%
Reinsurers rated below A-, unsecured	191,222	134,831	56,391	70.5%	197,589	139,332	58,257	70.5%
Total	$2,175,653	$173,535	$2,002,118	8.0%	$1,635,259	$174,516	$1,460,743	10.7%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. LOSSES AND LOSS ADJUSTMENT EXPENSES
The liability for losses and loss adjustment expenses ("LAE") includes an amount determined from reported claims and an amount based on historical loss experience and industry statistics for incurred but not reported ("IBNR") using a variety of actuarial methods. Our loss reserves cover multiple lines of business, which include workers' compensation, general casualty, asbestos and environmental, marine, aviation and transit, construction defects and other non-life lines of business. Refer to Note 11 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016 for more information on establishing the liability for losses and LAE.
The following table summarizes the liability for losses and LAE by segment as at March 31, 2017 and December 31, 2016:

	March 31, 2017				December 31, 2016
	Non-life Run-off	Atrium	StarStone	Total	Non-life Run-off	Atrium	StarStone	Total
Outstanding losses	$3,461,547	$67,748	$484,217	$4,013,512	$2,697,737	$67,379	$502,115	$3,267,231
IBNR	3,482,775	132,329	586,789	4,201,893	2,153,994	132,240	558,130	2,844,364
Fair value adjustments	(126,404)	12,046	(692)	(115,050)	(135,368)	12,503	(863)	(123,728)
Fair value adjustments - fair value option	(339,768)	—	—	(339,768)	—	—	—	—
Total	$6,478,150	$212,123	$1,070,314	$7,760,587	$4,716,363	$212,122	$1,059,382	$5,987,867

Reconciliation to Consolidated Balance Sheet:
Loss and loss adjustment expenses	$5,835,758
Loss and loss adjustment expenses, at fair value	1,924,829
Total	$7,760,587
The overall increase in the liability for losses and LAE between December 31, 2016 and March 31, 2017 was primarily attributable to the assumed reinsurance agreements with RSA and QBE in our Non-life Run-off segment, for which we have elected the fair value option, as described in Note 2 - "Significant New Business."

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Balance as at beginning of period	$5,987,867	$5,720,149
Less: reinsurance reserves recoverable	1,388,193	1,360,382
Less: deferred charges on retroactive reinsurance	94,551	255,911
Net balance as at beginning of period	4,505,123	4,103,856
Net incurred losses and LAE:
Current period	85,545	115,301
Prior periods	(7,653)	(32,083)
Total net incurred losses and LAE	77,892	83,218
Net paid losses:
Current period	(8,719)	(5,334)
Prior periods	(249,722)	(186,403)
Total net paid losses	(258,441)	(191,737)
Effect of exchange rate movement	14,505	4,881
Acquired on purchase of subsidiaries	—	—
Assumed business	1,432,412	1,084,251
Net balance as at March 31	5,771,491	5,084,469
Plus: reinsurance reserves recoverable	1,895,491	1,302,738
Plus: deferred charges on retroactive reinsurance	93,605	254,300
Balance as at March 31	$7,760,587	$6,641,507

The tables below provide the net incurred losses and LAE in the Non-life Run-off, Atrium and StarStone segments for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016
	Non-life Run-off	Atrium	StarStone	Total	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$156,572	$13,673	$88,196	$258,441	$132,313	$7,748	$51,676	$191,737
Net change in case and LAE reserves	(83,134)	594	(9,359)	(91,899)	(108,785)	(1,772)	12,655	(97,902)
Net change in IBNR reserves	(78,647)	(1,804)	(10,152)	(90,603)	(37,063)	9,891	27,086	(86)
Amortization of deferred charges	946	—	—	946	1,611	—	—	1,611
Increase (reduction) in estimates of net ultimate losses	(4,263)	12,463	68,685	76,885	(11,924)	15,867	91,417	95,360
Reduction in provisions for bad debt	—	—	—	—	(1,448)	—	—	(1,448)
Increase (reduction) in provisions for unallocated LAE	(14,323)	(8)	(1)	(14,332)	(7,788)	84	1,011	(6,693)
Amortization of fair value adjustments	1,347	33	(523)	857	(2,394)	(362)	(1,245)	(4,001)
Changes in fair value - fair value option	14,482	—	—	14,482	—	—	—	—
Net incurred losses and LAE	$(2,757)	$12,488	$68,161	$77,892	$(23,554)	$15,589	$91,183	$83,218

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Life Run-off Segment
The table below provides a reconciliation of the beginning and ending reserves for losses and LAE for the three months ended March 31, 2017 and 2016 for the Non-life Run-off segment:

	Three Months Ended March 31,
	2017	2016
Balance as at beginning of period	$4,716,363	$4,585,454
Less: reinsurance reserves recoverable	1,000,953	1,034,747
Less: deferred charges on retroactive insurance	94,551	255,911
Net balance as at beginning of period	3,620,859	3,294,796
Net incurred losses and LAE:
Current period	714	6,069
Prior periods	(3,471)	(29,623)
Total net incurred losses and LAE	(2,757)	(23,554)
Net paid losses:
Current period	(241)	(1,990)
Prior periods	(156,331)	(130,323)
Total net paid losses	(156,572)	(132,313)
Effect of exchange rate movement	17,625	4,640
Assumed business	1,401,019	1,084,251
Net balance as at March 31	4,880,174	4,227,820
Plus: reinsurance reserves recoverable	1,504,371	977,096
Plus: deferred charges on retroactive reinsurance	93,605	254,300
Balance as at March 31	$6,478,150	$5,459,216
Net incurred losses and LAE in the Non-life Run-off segment for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017			2016
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$156,331	$241	$156,572	$130,323	$1,990	$132,313
Net change in case and LAE reserves	(83,134)	—	(83,134)	(108,969)	184	(108,785)
Net change in IBNR reserves	(79,078)	431	(78,647)	(40,513)	3,450	(37,063)
Amortization of deferred charges	946	—	946	1,611	—	1,611
Increase (reduction) in estimates of net ultimate losses	(4,935)	672	(4,263)	(17,548)	5,624	(11,924)
Increase (reduction) in provisions for bad debt	—	—	—	(1,448)	—	(1,448)
Increase (reduction) in provisions for unallocated LAE	(14,365)	42	(14,323)	(8,233)	445	(7,788)
Amortization of fair value adjustments	1,347	—	1,347	(2,394)	—	(2,394)
Changes in fair value - fair value option	14,482	—	14,482	—	—	—
Net incurred losses and LAE	$(3,471)	$714	$(2,757)	$(29,623)	$6,069	$(23,554)
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended March 31, 2017
The reduction in net incurred losses and LAE for the three months ended March 31, 2017 of $2.8 million included net incurred losses and LAE of $0.7 million related to current period net earned premium, primarily for the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $0.7 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $3.5 million, which was attributable to a reduction in estimates of net ultimate losses of $4.9 million, a reduction in provisions for unallocated LAE of $14.4 million, relating to 2017 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $1.3 million and an increase in fair value of $14.5 million related to our assumed retroactive reinsurance agreements with RSA and QBE completed during the quarter and for which we have elected the fair value option. The reduction in estimates of net ultimate losses for the three months ended March 31, 2017 included a net change in case and IBNR reserves of $162.2 million. The reduction of estimates in net ultimate losses for the three months ended March 31, 2017 was reduced by amortization of the deferred charge of $0.9 million.
Three Months Ended March 31, 2016
The reduction in net incurred losses and LAE for the three months ended March 31, 2016 of $23.6 million included net incurred losses and LAE of $6.1 million related to current period net earned premium of $5.6 million, primarily for the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $6.1 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $29.6 million, which was attributable to a reduction in estimates of net ultimate losses of $17.5 million, a reduction in provisions for bad debt of $1.4 million, and a reduction in provisions for unallocated LAE of $8.2 million, and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $2.4 million, relating to 2016 run-off activity. The reduction in estimates of net ultimate losses for the three months ended March 31, 2016 included a net change in case and IBNR reserves of $145.8 million. The reduction of estimates in net ultimate losses for the three months ended March 31, 2016 was reduced by amortization of the deferred charge of $1.6 million. The reduction in provisions for bad debt of $1.4 million was a result of the collection of certain reinsurance recoverables against which bad debt provisions had been provided in earlier periods.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Atrium
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Balance as at beginning of period	$212,122	$201,017
Less: reinsurance reserves recoverable	30,009	25,852
Net balance as at beginning of period	182,113	175,165
Net incurred losses and LAE:
Current period	14,421	16,062
Prior periods	(1,933)	(473)
Total net incurred losses and LAE	12,488	15,589
Net paid losses:
Current period	(4,262)	(2,238)
Prior periods	(9,411)	(5,510)
Total net paid losses	(13,673)	(7,748)
Effect of exchange rate movement	570	664
Net balance as at March 31	181,498	183,670
Plus: reinsurance reserves recoverable	30,625	26,249
Balance as at March 31	$212,123	$209,919

Net incurred losses and LAE in the Atrium segment for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017			2016
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$9,411	$4,262	$13,673	$5,510	$2,238	$7,748
Net change in case and LAE reserves	(3,116)	3,710	594	(3,960)	2,188	(1,772)
Net change in IBNR reserves	(8,137)	6,333	(1,804)	(1,591)	11,482	9,891
Increase (reduction) in estimates of net ultimate losses	(1,842)	14,305	12,463	(41)	15,908	15,867
Increase (reduction) in provisions for unallocated LAE	(124)	116	(8)	(70)	154	84
Amortization of fair value adjustments	33	—	33	(362)	—	(362)
Net incurred losses and LAE	$(1,933)	$14,421	$12,488	$(473)	$16,062	$15,589

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

StarStone
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Balance as at beginning of period	$1,059,382	$933,678
Less: reinsurance reserves recoverable	357,231	299,783
Net balance as at beginning of period	702,151	633,895
Net incurred losses and LAE:
Current period	70,410	93,170
Prior periods	(2,249)	(1,987)
Total net incurred losses and LAE	68,161	91,183
Net paid losses:
Current period	(4,216)	(1,106)
Prior periods	(83,980)	(50,570)
Total net paid losses	(88,196)	(51,676)
Effect of exchange rate movement	(3,690)	(423)
Assumed business	31,393	—
Net balance as at March 31	709,819	672,979
Plus: reinsurance reserves recoverable	360,495	299,393
Balance as at March 31	$1,070,314	$972,372
Net incurred losses and LAE in the StarStone segment for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017			2016
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$83,980	$4,216	$88,196	$50,570	$1,106	$51,676
Net change in case and LAE reserves	(24,843)	15,484	(9,359)	4,636	8,019	12,655
Net change in IBNR reserves	(58,937)	48,785	(10,152)	(54,913)	81,999	27,086
Increase (reduction) in estimates of net ultimate losses	200	68,485	68,685	293	91,124	91,417
Increase (reduction) in provisions for unallocated LAE	(1,926)	1,925	(1)	(1,035)	2,046	1,011
Amortization of fair value adjustments	(523)	—	(523)	(1,245)	—	(1,245)
Net incurred losses and LAE	$(2,249)	$70,410	$68,161	$(1,987)	$93,170	$91,183

10. POLICY BENEFITS FOR LIFE AND ANNUITY CONTRACTS
Policy benefits for life contracts as at March 31, 2017 and December 31, 2016 were $111.7 million and $112.1 million, respectively. The annuity amounts presented in previous financial statements are now classified as held-for-sale liabilities. Refer to Note 2 - "Significant Accounting Policies - (d) Policy Benefits for Life and Annuity Contracts" of the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016 for a description of the assumptions used and the process for establishing our assumptions and estimates.

11. PREMIUMS WRITTEN AND EARNED

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of net premiums written and earned in our Non-life Run-off, Atrium, StarStone and Life and Annuities segments for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Non-life Run-off
Gross	$983	$1,298	$6,697	$7,947
Ceded	(902)	(1,222)	(1,426)	(2,512)
Net	$81	$76	$5,271	$5,435
Atrium
Gross	$46,413	$36,220	$41,518	$35,434
Ceded	(4,494)	(4,000)	(3,338)	(3,523)
Net	$41,919	$32,220	$38,180	$31,911
StarStone
Gross	$226,536	$205,584	$217,043	$194,116
Ceded	(107,670)	(90,176)	(66,907)	(40,034)
Net	$118,866	$115,408	$150,136	$154,082
Life and Annuities
Life	$1,193	$1,194	$1,441	$1,459
Total	$162,059	$148,898	$195,028	$192,887

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. GOODWILL, INTANGIBLE ASSETS AND DEFERRED CHARGE
The following table presents a reconciliation of the beginning and ending goodwill, intangible assets and the deferred charge during the three months ended March 31, 2017:

	Goodwill	Intangible assets with a definite life - Other	Intangible assets with an indefinite life	Total	Intangible assets with a definite life - FVA	Other assets - Deferred Charges
Balance as at December 31, 2016	$73,071	$24,753	$87,031	$184,855	$145,158	$94,551
Acquired during the period	—	—	—	—	—	—
Amortization	—	(1,170)	—	(1,170)	(343)	(946)
Balance as at March 31, 2017	$73,071	$23,583	$87,031	$183,685	$144,815	$93,605
Refer to Note 14 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016 for more information on goodwill, intangible assets and the deferred charge.
Intangible asset amortization for the three months ended March 31, 2017 and 2016 was $1.5 million and $0.1 million, respectively.
The gross carrying value, accumulated amortization and net carrying value of intangible assets by type and the deferred charge at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017			December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with a definite life:
Fair value adjustments:
Losses and LAE liabilities	$458,202	$(343,152)	$115,050	$458,202	$(334,475)	$123,727
Reinsurance balances recoverable	(175,924)	168,678	(7,246)	(175,924)	160,350	(15,574)
Other Assets	(48,840)	110	(48,730)	(48,840)	—	(48,840)
Other Liabilities	85,845	(104)	85,741	85,845	—	85,845
Total	$319,283	$(174,468)	$144,815	$319,283	$(174,125)	$145,158
Other:
Distribution channel	$20,000	$(4,444)	$15,556	$20,000	$(4,111)	$15,889
Technology	15,000	(11,640)	3,360	15,000	(10,978)	4,022
Brand	7,000	(2,333)	4,667	7,000	(2,158)	4,842
Total	$42,000	$(18,417)	$23,583	$42,000	$(17,247)	$24,753
Intangible assets with an indefinite life:
Lloyd’s syndicate capacity	$37,031	$—	$37,031	$37,031	$—	$37,031
Licenses	19,900	—	19,900	19,900	—	19,900
Management contract	30,100	—	30,100	30,100	—	30,100
Total	$87,031	$—	$87,031	$87,031	$—	$87,031

Deferred charges on retroactive reinsurance	$278,643	$(185,038)	$93,605	$278,643	$(184,092)	$94,551

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. DEBT OBLIGATIONS
We utilize debt arrangements primarily for acquisitions and, from time to time, for general corporate purposes. Debt obligations as of March 31, 2017 and December 31, 2016 were as follows:

Facility	Origination Date	Term	March 31, 2017	December 31, 2016
EGL Revolving Credit Facility	September 16, 2014	5 years	$245,228	$535,103
Sussex Facility	December 24, 2014	4 years	63,500	63,500
EGL Term Loan Facility	November 18, 2016	3 years	75,000	75,000
Senior Notes	March 10, 2017	5 years	350,000	—
Less: Unamortized debt issuance costs			(2,883)	—
Total Senior Notes			347,117	—
Total debt obligations			$730,845	$673,603
For the three months ended March 31, 2017 and 2016, interest expense was $6.3 million and $5.4 million, respectively, on our debt obligations.
EGL Revolving Credit Facility
This 5-year revolving credit facility, originated on September 16, 2014, and most recently amended on March 20, 2017, is among Enstar Group Limited and certain of its subsidiaries, as borrowers and as guarantors, and various financial institutions. We are permitted to borrow up to an aggregate of $831.3 million. As of March 31, 2017, there was $586.1 million of available unutilized capacity under this facility. We are in compliance with the covenants of the EGL Revolving Credit Facility. Subsequent to March 31, 2017, we utilized $20.0 million and repaid $15.0 million, bringing unutilized capacity under this facility to $581.1 million.
As of March 31, 2017 and December 31, 2016, there was a €75.0 million loan (approximately $80.2 million) under the facility that was designated as a non-derivative hedge of our net investment in certain subsidiaries whose functional currency is denominated in Euros. The foreign exchange effect of revaluing these Euro borrowings resulted in a loss of $1.1 million recognized in the currency translation adjustment within accumulated other comprehensive income (loss) for the three months ended March 31, 2017. These amounts were offset against equivalent amounts recognized upon the translation of those subsidiaries' financial statements from functional currency into U.S. dollars. There were no ineffective portions of the net investment hedge during the three months ended March 31, 2017, which would have required reclassification from accumulated other comprehensive income (loss) into earnings. The non-derivative hedge was not in place for the three months ended March 31, 2016.
Sussex Facility
On December 24, 2014, we entered into a 4-year term loan (the "Sussex Facility") with two financial institutions. This facility was fully utilized to initially borrow $109.0 million to fund 50% of the consideration payable for the acquisition of Sussex, which was completed on January 27, 2015. For the three months ended March 31, 2017 and 2016, we repaid nil and $20.5 million, respectively, of the outstanding principal under this facility. We are in compliance with the covenants of the Sussex Facility.
EGL Term Loan Facility
On November 18, 2016, we entered into and fully utilized a 3-year $75.0 million unsecured term loan (the "EGL Term Loan Facility"). We are in compliance with the covenants of the EGL Term Loan Facility.
Refer to Note 15 of the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016 for further information on the terms of the above facilities.
Senior Notes
On March 10, 2017, we issued Senior Notes for an aggregate principal amount of $350.0 million. The Senior Notes pay 4.5% interest semi-annually and mature on March 10, 2022. The Senior Notes are unsecured and unsubordinated obligations that rank equally to any of our other unsecured and unsubordinated obligations, senior to any future obligations that are expressly subordinated to the Senior Notes, effectively subordinate to any of our secured

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indebtedness to the extent of the value of the assets securing such indebtedness, and structurally subordinate to all liabilities of our subsidiaries.
The Senior Notes are rated BBB- and have an optional redemption on a make whole basis at any time prior to the date that is one month prior to the maturity for the Notes, at a redemption price equal to the greater of (i) 100% of the principal amount of the Notes being redeemed and (ii) the sum of the present value of the remaining scheduled payments of principal and interest thereon (not including any portion of such payments of interest accrued as of the date of redemption), discounted to their present value as of such date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 40 basis points. On or after the date that is one month prior to the maturity of the Notes, the Notes are redeemable at a redemption price equal to 100% of the principal amount of the notes to be redeemed.
We incurred costs of $2.9 million in issuing the Senior Notes. These costs included underwriters’ fees, legal and accounting fees, and other fees, and are capitalized and presented as a direct deduction from the principal amount of debt obligations in the consolidated balance sheets. These costs are amortized over the term of the debt and are included in interest expense in the consolidated statements of operations.
14. NONCONTROLLING INTERESTS
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest ("RNCI") as of March 31, 2017 and December 31, 2016 comprised the ownership interests held by the Trident V Funds ("Trident") (39.32%) and Dowling Capital Partners, L.P. ("Dowling")(1.71%) in our subsidiary North Bay Holdings Limited ("North Bay"). North Bay owns our investments in StarStone and Atrium as well as certain non-life run-off portfolios. The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI as of March 31, 2017 and December 31, 2016:

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
Balance at beginning of period	$454,522	$417,663
Net earnings attributable to RNCI	16,729	40,639
Accumulated other comprehensive earnings attributable to RNCI	657	651
Change in redemption value of RNCI	1,156	(4,431)
Balance at end of period	$473,064	$454,522
Refer to Note 19 - "Related Party Transactions" and Note 20 - "Commitments and Contingencies" for additional information regarding RNCI.
Noncontrolling Interest
As of March 31, 2017 and December 31, 2016, we had $9.2 million and $8.5 million, respectively, of noncontrolling interest ("NCI") primarily related to an external interest in one of our non-life run-off subsidiaries.

15. SHARE CAPITAL
During the three months ended March 31, 2017, there were 192,485 Series C Non-Voting Ordinary Shares converted into Voting Ordinary Shares in a widely dispersed offering by their registered holders.
Refer to Note 17 of the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information on our Share Capital.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net earnings from continuing operations	$54,309	$45,315
Net earnings from discontinued operations	371	205
Net earnings attributable to Enstar Group Limited	54,680	45,520
Denominator:
Weighted average ordinary shares outstanding — basic	19,374,728	19,282,946
Effect of dilutive securities:
Share-based compensation plans	55,656	38,518
Warrants	71,279	87,430
Weighted average ordinary shares outstanding — diluted	19,501,663	19,408,894
Earnings per share attributable to Enstar Group Limited:
Basic:
Net earnings from continuing operations	$2.80	$2.34
Net earnings from discontinued operations	$0.02	$0.02
Net earnings per ordinary share	$2.82	$2.36
Diluted:
Net earnings from continuing operations	$2.78	$2.33
Net earnings from discontinued operations	$0.02	$0.02
Net earnings per ordinary share	$2.80	$2.35
17. SHARE-BASED COMPENSATION AND PENSIONS
 We provide various employee benefits including share-based compensation, an employee share purchase plan, an annual incentive compensation program, and pension plans. These are described in Note 19 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016. On June 14, 2016, our shareholders approved the 2016 Equity Incentive Plan, which governs the terms of awards granted subsequent to its adoption. The plan replaced the expiring 2006 Equity Incentive Plan. Any outstanding awards granted under the 2006 plan remain in effect pursuant to their terms.
Share-based compensation expense for the three months ended March 31, 2017 and 2016 was $3.8 million and $8.2 million, respectively.
Employee share purchase plan expense for the three months ended March 31, 2017 and 2016 was less than $0.1 million for both periods.
Pension expense for the three months ended March 31, 2017 and 2016 was $2.3 million and $3.1 million, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. TAXATION
Interim Tax Calculation Method
We use the estimated annual effective tax rate method for computing our interim tax provision. This method applies our best estimate of the effective tax rate expected for the full year to our year-to-date earnings before income taxes. We provide for income tax expense or benefit based upon our pre-tax earnings and the provisions of currently enacted tax laws. Certain items deemed to be unusual, infrequent or not reliably estimated are excluded from the estimated annual effective tax rate. In the event such items are identified, the actual tax expense or benefit is reported in the same period as the related item. Certain other items are not included in the estimated annual effective tax rate, such as changes in the assessment of valuation allowance on deferred tax assets and uncertain tax positions, if any.
Interim Tax Expense (Benefit)
The effective tax rates on income for the three months ended March 31, 2017 and 2016 were (4.3)% and 11.9%, respectively. The effective tax rate on income differs from the statutory rate of 0% due to tax on foreign operations, primarily the United States and the United Kingdom. We have foreign operating subsidiaries and branch operations principally located in the United States, United Kingdom, Continental Europe and Australia that are subject to federal, foreign, state and local taxes in those jurisdictions. Deferred income tax liabilities have not been accrued with respect to the undistributed earnings of our foreign subsidiaries. If the earnings were to be distributed, as dividends or other distributions, withholding taxes may be imposed by the jurisdiction of the paying subsidiary. For our U.S. subsidiaries, we have not currently accrued any withholding taxes with respect to un-remitted earnings as management has no current intention of remitting these earnings. For our United Kingdom subsidiaries, there are no withholding taxes imposed. For our other foreign subsidiaries, it would not be practicable to compute such amounts due to a variety of factors, including the amount, timing, and manner of any repatriation. Because we operate in many jurisdictions, our net earnings are subject to risk due to changing tax laws and tax rates around the world. The current, rapidly changing economic environment may increase the likelihood of substantial changes to tax laws in the jurisdictions in which we operate.
Assessment of Valuation Allowance on Deferred Tax Assets
We have estimated the future taxable income of our foreign subsidiaries and have provided a valuation allowance in respect of loss carryforwards where we do not expect to realize a benefit. We have considered all available evidence using a “more likely than not” standard in determining the amount of the valuation allowance. During the three months ended March 31, 2017, we had no change in our assessment of our valuation allowance on deferred tax assets.
Accounting for Uncertainty in Income Taxes
There were no unrecognized tax benefits relating to uncertain tax positions as at March 31, 2017 and December 31, 2016.
Tax Examinations
Our operating subsidiaries may be subject to audit by various tax authorities and may have different statutes of limitations expiration dates. With limited exceptions, our major subsidiaries that operate in the United States, United Kingdom and Australia are no longer subject to tax examinations for years before 2012.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. RELATED PARTY TRANSACTIONS
Stone Point Capital LLC
Through several private transactions occurring from May 2012 to July 2012, Trident acquired 1,350,000 of our Voting Ordinary Shares (which now constitutes approximately 8.2% of our outstanding Voting Ordinary Shares). On November 6, 2013, we appointed James D. Carey to our Board of Directors. Mr. Carey is the sole member of an entity that is one of four general partners of the entities serving as general partners for Trident, is a member of the investment committees of such general partners, and is a member and senior principal of Stone Point Capital LLC ("Stone Point"), the manager of the Trident funds.
In addition, we have entered into certain agreements with Trident with respect to Trident’s co-investments in the Atrium, Arden, and StarStone acquisitions. These include investors’ agreements and shareholders’ agreements, which provide for, among other things: (i) our right to redeem Trident’s equity interest in the Atrium/Arden and StarStone transactions in cash at fair market value within the 90 days following the fifth anniversary of the Arden and StarStone closings, respectively, and at any time following the seventh anniversary of the Arden and StarStone closings, respectively; and (ii) Trident’s right to have its equity co-investment interests in the Atrium/Arden and StarStone transactions redeemed by us at fair market value (which we may satisfy in either cash or our ordinary shares) following the seventh anniversaries of the Arden closing and StarStone closing, respectively. As of March 31, 2017, we have included $453.4 million (December 31, 2016: $435.6 million) as RNCI on our balance sheet relating to these Trident co-investment transactions. Pursuant to the terms of the shareholders’ agreements, Mr. Carey serves as a Trident representative on the boards of the holding companies established in connection with the Atrium/Arden and StarStone co-investment transactions. Trident also has a second representative on these boards who is a Stone Point employee.
As at March 31, 2017, we had investments in funds (carried within other investments) and a registered investment company affiliated with entities owned by Trident or otherwise affiliated with Stone Point. The fair value of the investments in the funds was $240.5 million and $232.1 million as of March 31, 2017 and December 31, 2016, respectively. The fair value of our investment in the registered investment company was $26.6 million and $20.9 million as at March 31, 2017 and December 31, 2016, respectively. For the three months ended March 31, 2017 and 2016, we recognized net realized and unrealized gains of $7.0 million and $0.2 million, respectively, in respect of the fund investments and net unrealized gains of $5.2 million and net unrealized losses of $0.1 million, respectively, in respect of the registered investment company investment. For the three months ended March 31, 2017 and 2016, we recognized interest income of $0.5 million and $0.5 million in respect of the registered investment company.
We also have separate accounts, with a balance of $219.6 million and $215.0 million as at March 31, 2017 and December 31, 2016, respectively, managed by Eagle Point Credit Management and PRIMA Capital Advisors, which are affiliates of entities owned by Trident, with respect to which we incurred approximately $0.1 million and $0.1 million in management fees for the three months ended March 31, 2017 and 2016, respectively.
In addition, we are invested in funds (carried within other investments) managed by Sound Point Capital, an entity in which Mr. Carey has an indirect minority ownership interest and serves as a director. The fair value of our investments in Sound Point Capital funds was $25.7 million and $25.4 million as of March 31, 2017 and December 31, 2016, respectively. For the three months ended March 31, 2017 and 2016, we have recognized net unrealized gains of $0.4 million and net unrealized losses of $0.4 million, respectively, in respect of investments managed by Sound Point Capital.
Sound Point Capital has acted as collateral manager for certain of our direct investments in CLO equity securities. The fair value of these investments was $18.1 million and $20.3 million as at March 31, 2017 and December 31, 2016, respectively. For the three months ended March 31, 2017 and 2016, we recognized net unrealized losses of $2.1 million and $0.9 million, respectively. For the three months ended March 31, 2017 and 2016, we recognized interest income of $1.2 million and $2.1 million, respectively, in respect of these investments.
We have a separate account managed by Sound Point Capital, with a balance of $61.6 million and $61.2 million as at March 31, 2017 and December 31, 2016, respectively, with respect to which we incurred approximately $0.1 million and $0.1 million in management fees for the three months ended March 31, 2017 and 2016, respectively.
CPPIB
Canada Pension Plan Investment Board ("CPPIB"), together with management of Wilton Re, owns 100% of the common stock of Wilton Re. Subsequent to the closing of our transaction with Wilton Re, on June 3, 2015, CPPIB

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchased voting and non-voting shares in Enstar from FR XI Offshore AIV, L.P., First Reserve Fund XII, L.P., FR XII-A Parallel Vehicle L.P. and FR Torus Co-Investment, L.P. These shares constitute an approximately 9.1% voting interest and an approximately 9.8% aggregate economic interest in Enstar. On September 29, 2015, CPPIB exercised its acquired right to appoint a representative to our Board of Directors. During November 2016, CPPIB acquired additional non-voting shares in Enstar from Goldman Sachs in a private transaction. Following this transaction, CPPIB's shares constitute an approximate 9.1% voting interest and an approximate 16% aggregate economic interest in Enstar.
In addition, approximately 4.5% of our voting shares (constituting an aggregate economic interest of approximately 3.8%) are held indirectly by CPPIB through CPPIB Epsilon Ontario Limited Partnership ("CPPIB LP"). CPPIB is the sole limited partner of CPPIB LP, and CPPIB Epsilon Ontario Trust ("CPPIB Trust") is the general partner, and CPPIB's director representative is the trustee of CPPIB Trust.
We also have a pre-existing reinsurance recoverable based on normal commercial terms from a company later acquired by Wilton Re, which was carried on our balance sheet at $9.3 million as of March 31, 2017.
KaylaRe
On December 15, 2016, our equity method investee, KaylaRe Holdings Ltd. ("KaylaRe"), completed an initial capital raise of $620.0 million. We own approximately 48.4% of KaylaRe's common shares. We also have a warrant to purchase up to 900,000 common shares of KaylaRe, approximately 48.4% of the outstanding warrants, exercisable upon an initial public offering or listing of KaylaRe’s common shares at an exercise price of $20.00 per share. The remaining common shares and warrants of KaylaRe are held by the Trident funds (approximately 8.1%) and HH KaylaRe Holdings, Ltd. (approximately 43.5%), an affiliate of Hillhouse Capital Management (“Hillhouse”). In addition, Hillhouse will receive warrants as consideration for investment management services provided.
We recorded the investment in KaylaRe using the equity method basis of accounting, pursuant to the conclusion that we are not required to consolidate following an analysis based on the guidance in ASC 810 - Consolidation. Our investment in the common shares and warrants of KaylaRe was carried at $300.6 million and $294.6 million in other assets on our consolidated balance sheet as at March 31, 2017 and December 31, 2016, respectively.
In connection with our investment in KaylaRe, we entered into a Shareholders Agreement with the other shareholders in KaylaRe, including the Trident funds and Hillhouse. The Shareholders Agreement (i) provides us with the right to appoint one member to the KaylaRe Board of Directors until the date that we own less than 1,250,000 common shares, (ii) includes a five year lock-up period on common shares of KaylaRe (unless KaylaRe completes an initial public offering before the expiry of this five year lock-up period), and (iii) provides customary tag-along rights and rights of first refusal in the case of certain proposed transfers by any other shareholder and customary preemptive rights in the event of a proposed new issuance of equity securities by KaylaRe. In the event that KaylaRe has not consummated an initial public offering by March 31, 2021, the Trident funds have the right to require us and Hillhouse to purchase on a pro rata basis all of their common shares in KaylaRe at the then-current fair market value.
Our subsidiary, Enstar Limited, acts as insurance and reinsurance manager to KaylaRe's subsidiary, KaylaRe Ltd. Affiliates of Enstar have also entered into various reinsurance agreements with KaylaRe Ltd., and KaylaRe Ltd. will also have the opportunity to participate in future Enstar legacy transactions. We also provide administrative services to KaylaRe and KaylaRe Ltd.
Through a Quota Share Agreement dated December 15, 2016 (the "KaylaRe-StarStone QS"), several of our StarStone affiliates have entered into a Quota Share Treaty with KaylaRe Ltd. pursuant to which KaylaRe Ltd. reinsures 35% of all business written by these StarStone affiliates for risks attaching from January 1, 2016, net of the StarStone affiliates’ external reinsurance programs. During the three months ended March 31, 2017, StarStone ceded $56.0 million of premium earned, $33.7 million of net incurred losses and LAE and $21.9 million of acquisition costs to KaylaRe Ltd. under the KaylaRe-StarStone QS. Our Non-life Run-off subsidiaries did not cede any net incurred losses to KaylaRe Ltd. during the three months ended March 31, 2017.
Our consolidated balance sheets as at March 31, 2017 and December 31, 2016 include the following balances related to transactions between us and KaylaRe and KaylaRe Ltd.: reinsurance recoverable of $264.0 million (2016: $242.1 million), prepaid reinsurance premiums of $104.6 million (2016: $109.0 million), funds held of $182.3 million (2016: $182.3 million) recorded in other liabilities, insurance and reinsurance balances payable of $158.3 million (2016: $132.6 million), and ceded acquisition costs of $34.0 million (2016: $41.2 million) recorded as a reduction of deferred acquisition costs.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hillhouse
Investment funds managed by Hillhouse collectively own approximately 2.1% of Enstar’s voting ordinary shares. These funds also own nonvoting ordinary shares and warrants to purchase additional non-voting ordinary shares, which together with their voting ordinary shares, represent an approximate 9.8% economic interest in Enstar.
As of March 31, 2017 and December 31, 2016, our equity method investee, KaylaRe, had investments in a fund managed by Hillhouse with a fair value of $361.0 million and $350.0 million, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. COMMITMENTS AND CONTINGENCIES
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
We limit the amount of credit exposure to any one counterparty, and none of our counterparty credit exposures, excluding U.S. Government instruments and the funds held counterparty noted above, exceeded 10% of shareholders’ equity as of March 31, 2017.
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
Unfunded Investment Commitments
As at March 31, 2017, we had unfunded commitments to investment funds of $142.6 million.
Guarantees
As at March 31, 2017 and December 31, 2016, parental guarantees supporting subsidiaries' insurance obligations were $612.6 million and $625.7 million, respectively.
Asbestos Personal Injury Liabilities
We acquired Dana Companies, LLC ("Dana") on December 30, 2016, as described in Note 3 - "Acquisitions" of our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31,

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2016. Dana continues to process asbestos personal injury claims in the normal course of business and is separately managed.

Other liabilities included $217.1 million and $220.5 million for indemnity and defense costs for pending and future claims at March 31, 2017 and December 31, 2016, respectively, determined using standard actuarial techniques for asbestos-related exposures. Other liabilities also included $2.2 million and $2.3 million for environmental liabilities associated with Dana properties at March 31, 2017 and December 31, 2016, respectively.

Other assets included $130.9 million and $133.0 million at March 31, 2017 and December 31, 2016, respectively, for estimated insurance recoveries relating to these liabilities. The recorded asset represents our assessment of the capacity of the insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recognition of these recoveries is based on an assessment of the right to recover under the respective contracts and on the financial strength of the insurers. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if the accrued indemnity and defense costs were paid in full.

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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. SEGMENT INFORMATION
We monitor and report our results of operations in four segments: Non-life Run-off, Atrium, StarStone and Life and Annuities. These segments are described in Note 1 and Note 24 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016.
The following tables set forth selected and condensed consolidated statement of earnings results by segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$76	$32,220	$115,408	$1,194	$—	$148,898
Fees and commission income	8,723	3,372	1,166	—	(1,347)	11,914
Net investment income	35,729	1,124	5,449	7,334	(897)	48,739
Net realized and unrealized gains (losses)	51,558	418	6,699	(156)	—	58,519
Other income	11,928	69	46	155	—	12,198
	108,014	37,203	128,768	8,527	(2,244)	280,268
EXPENSES
Net incurred losses and LAE	(2,757)	12,488	68,161	—	—	77,892
Life and annuity policy benefits	—	—	—	(301)	—	(301)
Acquisition costs	400	10,772	10,614	431	(1,396)	20,821
General and administrative expenses	59,705	7,211	34,021	1,482	49	102,468
Interest expense	6,681	271	622	191	(897)	6,868
Net foreign exchange losses	785	832	1,893	205	—	3,715
	64,814	31,574	115,311	2,008	(2,244)	211,463
EARNINGS BEFORE INCOME TAXES	43,200	5,629	13,457	6,519	—	68,805
INCOME TAXES	(960)	(356)	4,249	(4)	—	2,929
NET EARNINGS FROM CONTINUING OPERATIONS	42,240	5,273	17,706	6,515	—	71,734
NET EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	—	—	—	371	—	371
Less: Net earnings attributable to noncontrolling interest	(8,009)	(2,163)	(7,253)	—	—	(17,425)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$34,231	$3,110	$10,453	$6,886	$—	$54,680

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2016
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$5,435	$31,911	$154,082	$1,459	$—	$192,887
Fees and commission income	6,566	3,832	—	—	(3,974)	6,424
Net investment income	36,230	554	5,280	8,638	(422)	50,280
Net realized and unrealized gains	23,390	40	14,349	498	—	38,277
Other income	1,800	34	11	565	—	2,410
	73,421	36,371	173,722	11,160	(4,396)	290,278
EXPENSES
Net incurred losses and LAE	(23,554)	15,589	91,183	—	—	83,218
Life and annuity policy benefits	—	—	—	158	—	158
Acquisition costs	1,982	11,087	32,060	166	(266)	45,029
General and administrative expenses	58,113	6,408	30,155	1,971	(3,713)	92,934
Interest expense	5,480	—	—	335	(417)	5,398
Net foreign exchange losses (gains)	880	1,815	(1,299)	376	—	1,772
	42,901	34,899	152,099	3,006	(4,396)	228,509
EARNINGS BEFORE INCOME TAXES	30,520	1,472	21,623	8,154	—	61,769
INCOME TAXES	(4,673)	(678)	(2,018)	—	—	(7,369)
NET EARNINGS FROM CONTINUING OPERATIONS	25,847	794	19,605	8,154	—	54,400
NET EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	—	—	—	205	—	205
Less: Net earnings attributable to noncontrolling interest	(715)	(326)	(8,044)	—	—	(9,085)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$25,132	$468	$11,561	$8,359	$—	$45,520
Assets by Segment
Invested assets are managed on a subsidiary-by-subsidiary basis, and investment income and realized and unrealized gains (losses) on investments are recognized in each segment as earned. Our total assets as at March 31, 2017 and December 31, 2016 by segment were as follows (the elimination items include the elimination of intersegment assets):

	March 31,	December 31,
	2017	2016
Total assets:
Non-life Run-off	$10,320,251	$8,297,103
Atrium	590,921	563,754
StarStone	3,039,624	2,968,316
Life and annuities	1,643,235	1,644,013
Less:
Eliminations	(711,154)	(607,442)
	$14,882,877	$12,865,744

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition as of March 31, 2017 and results of operations for the three months ended March 31, 2017 and 2016 should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016. Some of the information contained in this discussion and analysis or included elsewhere in this quarterly report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" included in this quarterly report and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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
While our core focus remains acquiring and managing non-life run-off business, in recent years, we expanded our business to include active underwriting through our acquisitions of Atrium and StarStone. We partnered with the Trident V Funds ("Trident") in the Atrium and StarStone acquisitions, with Enstar owning a 59.0% interest, Trident owning a 39.3% interest, and Dowling Capital Partners, L.P. ("Dowling") owning a 1.7% interest. We also expanded our portfolio of run-off businesses to include closed life and annuities, primarily through our acquisition of Pavonia Holdings (US) Inc. and its subsidiaries (“Pavonia”) from HSBC Holdings plc in 2013, although we have recently entered into an agreement to sell Pavonia.
We have four segments of business that are each managed, operated and reported upon separately: (i) Non-life Run-off; (ii) Atrium; (iii) StarStone; and (iv) Life and Annuities. For additional information relating to our segments, see "Item 1. Business - Operating Segments" in our Annual Report on Form 10-K for the year ended December 31, 2016.

Our business strategies are discussed in "Item 1. Business - Company Overview", "- Business Strategy", and "- Recent Acquisitions and Significant New Business" in our Annual Report on Form 10-K for the year ended December 31, 2016.
Key Performance Indicator
Our primary corporate objective is to grow our fully diluted book value per share. This is driven primarily by growth in our net earnings, which is in turn driven in large part by successfully completing new acquisitions, effectively managing companies and portfolios of business that we have acquired, and executing our active underwriting strategies. The drivers of our book value growth are discussed in "Item 1. Business - Business Strategy" in our Annual Report on Form 10-K for the year ended December 31, 2016.
During the three months ended March 31, 2017, we increased our book value per share on a fully diluted basis by 2.0% to $146.62 per share. The increase was primarily due to net earnings attributable to Enstar Group Limited of $54.7 million.
Current Outlook
Our business strategy includes generating growth through acquisitions and reinsurance transactions, particularly in our Non-life Run-off segment, and during the three months ended March 31, 2017 we completed two significant loss portfolio transfer reinsurance transactions with RSA and QBE in our Non-life Run-off segment. The net insurance reserves of $1.2 billion assumed in the RSA transaction reflected the impact of the recent updates to the Ogden rates, which are a discount rate used to determine lump sum compensation payments to injured claimants in the U.K.
Our industry continues to experience challenging market conditions in underwriting and investing. We continue to see overcapacity in many markets for insurable risks, resulting in continued pressure on premium rates and terms and conditions. We seek to maintain a disciplined underwriting approach to underwrite for profitability in our active underwriting segments, StarStone and Atrium. For the three months ended March 31, 2017 compared to 2016, gross premiums written increased in both our StarStone and Atrium segments as we selectively grew in certain lines, which included the development of additional underwriting capabilities. StarStone's net earned premium, net incurred losses and acquisition costs decreased significantly as a result of the 35% quota share reinsurance agreement with our equity method investee KaylaRe Holdings Ltd. ("KaylaRe"), which covers the 2016 and subsequent underwriting years.
Low yields persist in the investment markets and investment returns remain volatile. We expect to maintain our investment strategy, which emphasizes the preservation of our assets, credit quality, and diversification. We are implementing strategies to selectively increase the duration in certain investment portfolios. We will continue to seek superior risk-adjusted returns by allocating a portion of our portfolio to non-investment grade securities or alternative investments in accordance with our investment guidelines.
Although there was significant volatility in the financial and foreign exchange markets following the Brexit referendum on June 23, 2016, this did not have a material impact on our financial statements. This volatility is expected to continue. During the three months ended March 31, 2017, Article 50 of the Lisbon Treaty was triggered, which allows two years for the United Kingdom and the 27 remaining European Union members to reach an agreement, otherwise the United Kingdom will leave the European Union on March 29, 2019. For companies based in the United Kingdom, including our active underwriting and run-off companies, there is heightened uncertainty regarding trading relationships with countries in the European Union. Both our StarStone and Atrium operations have well-diversified sources of premium, which may mitigate the potential impact of Brexit. The majority of business written in StarStone and Atrium is in United States dollars, so the impact of currency volatility on those segments has not been significant. In addition, StarStone already has established operations within the European Economic Area. Lloyd's has stated its intention to retain passporting rights and to lobby the government to include this in its negotiations with the European Union, whilst also evaluating alternative models to access the markets. In the near-term, access to markets is unaffected, and all contracts entered into up until that time are expected to remain valid into the post-Brexit period.
Recent Developments
Our transactions take the form of either acquisition of companies or loss portfolio transfer, where a reinsurance contract transfers a portfolio of loss and loss adjustment expenses ("LAE") liabilities from a (re)insurance counterparty to an Enstar-owned reinsurer.
RSA
On February 7, 2017, we entered into an agreement to reinsure U.K. employers' liability legacy business of RSA Insurance Group PLC ("RSA"). Pursuant to the transaction, our subsidiary assumed gross insurance reserves of £1,046.4 million ($1,301.8 million) relating to 2005 and prior year business. Net insurance reserves assumed were £927.5 million ($1,153.9 million), and the reinsurance premium paid to Enstar’s subsidiary was £801.6 million ($997.2 million). We elected the fair value option for this reinsurance contract, which means changes in the fair value of the net reserves are included in net incurred losses and LAE. The initial fair value adjustment was $174.1 million on the gross reserves and $156.7 million on the net reserves. Refer to Note 6 - "Fair Value Measurements" for a description of the fair value process and assumptions.
Following the initial reinsurance transaction, which transferred the economics of the portfolio up to the policy's limits, we and RSA are pursuing a portfolio transfer of the business under Part VII of the Financial Services and Markets Act 2000, which will provide legal finality for RSA's obligations.  The transfer is subject to court, regulatory and other approvals.
QBE
On January 11, 2017, we closed a transaction to reinsure multi-line property and casualty business of QBE Insurance Group Limited ("QBE"). Our subsidiary assumed gross reinsurance reserves of approximately $1,019.0 million (net reserves of $447.0 million) relating to the portfolio, which primarily includes workers' compensation, construction defect, and general liability discontinued lines of business. We elected the fair value option for this reinsurance contract. The initial fair value adjustment was $180.0 million on the gross reserves and $43.2 million on the net reserves. Refer to Note 6 - "Fair Value Measurements" for a description of the fair value process and assumptions.
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
The loss ratio is calculated by dividing net incurred losses and LAE by net premiums earned. The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned. The other operating expense ratio is calculated by dividing other operating expenses by net premiums earned. The combined ratio is the sum of the loss ratio, the acquisition cost ratio and the other operating expense ratio. The ratios exclude items related to the holding companies, which we believe is the most meaningful presentation because these items are not incremental and/or directly related to the individual underwriting operations.
In the loss ratio, the excluded net premiums earned and net incurred losses and LAE of the holding companies relate to the amortization of our fair value adjustments associated with the liabilities for unearned premiums and losses and LAE acquired on acquisition date. Fair value purchase accounting adjustments established at the date of acquisition are recorded by the holding companies.
In Atrium’s other operating expense ratio, the excluded general and administrative expenses relate to amortization of the definite-lived intangible assets in the holding company and expenses relating to Atrium Underwriters Limited ("AUL"), including managing agency employee salaries, benefits, bonuses and current year share grant costs. The excluded AUL general and administrative expenses relate to expenses incurred in managing the syndicate, and eliminated items represent Atrium 5’s share of the fees and commissions paid to AUL. We believe it is a more meaningful presentation to exclude the costs in managing the syndicate because they are principally funded by the profit commission fees earned from Syndicate 609, which is a revenue item not included in the insurance ratios.
In StarStone’s other operating expense ratio for the three months ended March 31, 2017, the excluded general and administrative expenses relate to the amortization of the definite-lived intangible assets, recorded at the holding company level. In StarStone’s other operating expense ratio for the three months ended March 31, 2016, the excluded general and administrative expenses relate to management fee expenses charged by our Non-life Run-off segment primarily related to our costs incurred in managing StarStone, the amortization of the definite-lived intangible assets, and acquisition-related expenses, in each case recorded at the holding company level.

Consolidated Results of Operations - For the Three Months Ended March 31, 2017 and 2016
The following table sets forth our consolidated statements of earnings for each of the periods indicated. For a discussion of the critical accounting policies that affect the results of operations, see "Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2016.

	Three Months Ended March 31,
	2017	2016
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$148,898	$192,887
Fees and commission income	11,914	6,424
Net investment income	48,739	50,280
Net realized and unrealized gains	58,519	38,277
Other income	12,198	2,410
	280,268	290,278
EXPENSES
Net incurred losses and LAE	77,892	83,218
Life and annuity policy benefits	(301)	158
Acquisition costs	20,821	45,029
General and administrative expenses	102,468	92,934
Interest expense	6,868	5,398
Net foreign exchange losses	3,715	1,772
	211,463	228,509
EARNINGS BEFORE INCOME TAXES	68,805	61,769
INCOME TAXES	2,929	(7,369)
NET EARNINGS FROM CONTINUING OPERATIONS	71,734	54,400
NET EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME	371	205
Less: Net earnings attributable to noncontrolling interest	(17,425)	(9,085)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$54,680	$45,520
Highlights
Consolidated Results of Operations for the Three Months Ended March 31, 2017

•	Consolidated net earnings of $54.7 million and basic and diluted earnings per ordinary share of $2.82 and $2.80, respectively

•	Net earnings from Non-life Run-off segment of $34.2 million, including investment results

•	Net investment income of $48.7 million and net realized and unrealized gains of $58.5 million

•	Net premiums earned of $148.9 million, including $115.4 million and $32.2 million in our StarStone and Atrium segments, respectively

•	Combined ratios of 97.9% and 82.8% for the active underwriting operations within our StarStone and Atrium segments, respectively (refer to "Non-GAAP Financial Measures" above)
Consolidated Financial Condition as at March 31, 2017:

•	Total investments and cash of $8,577.6 million

•	Total reinsurance balances recoverable of $2,002.1 million

•	Total assets of $14,882.9 million

•	Shareholders' equity of $2,864.9 million and redeemable noncontrolling interest of $473.1 million

•	Total gross reserves for losses and LAE of $7,753.9 million, with $1,409.4 million of net reserves assumed in our Non-life Run-off operations during the three months ended March 31, 2017

•	Policy benefits for life and annuity contracts of $111.7 million

•	Diluted book value per ordinary share of $146.62
Consolidated Overview - For the Three Months Ended March 31, 2017 and 2016
We reported consolidated net earnings attributable to Enstar Group Limited shareholders of $54.7 million for the three months ended March 31, 2017, an increase of $9.2 million from $45.5 million for the three months ended March 31, 2016. Our comparative results were impacted by the loss portfolio transfer reinsurance transactions that we completed with RSA and QBE in 2017 and with Allianz SE, The Coca-Cola Company, and Neon Underwriting Limited (formerly Marketform) in 2016.
The most significant drivers of our consolidated financial performance during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 included:

•
Non-life Run-off - Net earnings attributable to the Non-life Run-off segment were $34.2 million and $25.1 million for the three months ended March 31, 2017 and 2016, respectively. The increase in net earnings was primarily due to improved investment results, partially offset by the reduction in estimates of net ultimate incurred losses and the increase in net earnings attributable to noncontrolling interest;

•
StarStone - Net earnings attributable to the StarStone segment were $10.5 million and $11.6 million for the three months ended March 31, 2017 and 2016, respectively. The reduction in net earnings was primarily attributable to lower net realized and unrealized gains on investments in 2017 compared to 2016, partially offset by improved underwriting performance;

•
Atrium - Net earnings for the three months ended March 31, 2017 and 2016 were $3.1 million and $0.5 million, respectively. The increase was attributable to improved underwriting and investment results;

•
Life and Annuities - Net earnings attributable to the Life and Annuities segment were $6.9 million and $8.4 million for the three months ended March 31, 2017 and 2016, respectively, with the decrease primarily attributable to lower net investment income earned from life settlements during the period;

•
Net Investment Income - Net investment income was $48.7 million and $50.3 million for the three months ended March 31, 2017 and 2016, respectively. The decrease was primarily attributable to lower income earned on other investments.

•
Net Realized and Unrealized Gains - Net realized and unrealized gains were $58.5 million and $38.3 million for the three months ended March 31, 2017 and 2016, respectively. This increase was primarily attributable to higher net unrealized gains in 2017 due to an increase in the valuations of other investments, equity securities and funds held-directly managed during the period; and

•
Noncontrolling Interest - Noncontrolling interest in earnings is directly attributable to the results from those subsidiary companies in which there are either noncontrolling interests or redeemable noncontrolling interests. For the three months ended March 31, 2017 and 2016, the noncontrolling interest in earnings was $17.4 million and $9.1 million, respectively, primarily reflecting improved results of our subsidiaries in the Non-Life Run-off segment, in which third parties hold noncontrolling interests.

Results of Operations by Segment - For the Three Months Ended March 31, 2017 and 2016
We have four segments of business that are each managed, operated and reported on separately: (i) Non-life Run-off; (ii) Atrium; (iii) StarStone; and (iv) Life and Annuities. For a description of our segments, see "Item 1. Business - Operating Segments" in our Annual Report on Form 10-K for the year ended December 31, 2016.
The below table provides a split by operating segment of the net earnings attributable to Enstar Group Limited:

	Three Months Ended March 31,
	2017	2016
	(in thousands of U.S. dollars)
Segment split of net earnings attributable to Enstar Group Limited:
Non-life Run-off	$34,231	$25,132
Atrium	3,110	468
StarStone	10,453	11,561
Life and Annuities	6,886	8,359
Net earnings attributable to Enstar Group Limited	$54,680	$45,520
The following is a discussion of our results of operations by segment.

Non-life Run-off Segment
Our Non-Life Run-off segment comprises the operations of our subsidiaries that are running off their property and casualty and other non-life lines of business, including the run-off business of Arden Reinsurance Company Ltd., acquired in the Atrium transaction, and StarStone. It also includes our smaller management business, which manages the run-off portfolios of third parties through our service companies. The following is a discussion and analysis of the results of operations for our Non-life Run-off segment for the three months ended March 31, 2017, and 2016, which are summarized below.

	Three Months Ended March 31,
	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$76	$5,435	$(5,359)
Fees and commission income	8,723	6,566	2,157
Net investment income	35,729	36,230	(501)
Net realized and unrealized gains	51,558	23,390	28,168
Other income	11,928	1,800	10,128
	108,014	73,421	34,593
EXPENSES
Net incurred losses and LAE	(2,757)	(23,554)	20,797
Acquisition costs	400	1,982	(1,582)
General and administrative expenses	59,705	58,113	1,592
Interest expense	6,681	5,480	1,201
Net foreign exchange losses	785	880	(95)
	64,814	42,901	21,913
EARNINGS BEFORE INCOME TAXES	43,200	30,520	12,680
INCOME TAXES	(960)	(4,673)	3,713
NET EARNINGS	42,240	25,847	16,393
Less: Net loss (earnings) attributable to noncontrolling interest	(8,009)	(715)	(7,294)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$34,231	$25,132	$9,099

Overall Results
Three Months Ended March 31: Net earnings were $34.2 million and $25.1 million for the three months ended March 31, 2017 and 2016, respectively, an increase of $9.1 million. This was primarily due to favorable investment results and an increase in other income, partially offset by lower favorable reserve development and an increase in general and administrative expenses, amongst other items.
The major components of earnings are discussed below, except for investment results which are separately discussed below in "Investments."

Net Premiums Earned:

	Three Months Ended March 31,
	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Gross premiums written	$983	$6,697	$(5,714)
Ceded reinsurance premiums written	(902)	(1,426)	524
Net premiums written	81	5,271	(5,190)
Gross premiums earned	1,298	7,947	(6,649)
Ceded reinsurance premiums earned	(1,222)	(2,512)	1,290
Net premiums earned	$76	$5,435	$(5,359)
Because business in this segment is in run-off, our general expectation is for premiums associated with legacy business to decline in future periods. However, the actual amount in any particular year will be impacted by new acquisitions during the year and the run-off of premiums from acquisitions completed in recent years. Premiums earned in this segment are generally offset by net incurred losses and LAE related to the premiums.
Three Months Ended March 31: Premiums written and earned in the three months ended March 31, 2017, and 2016 were primarily related to the run-off business of Sussex Insurance Company ("Sussex") and Alpha Insurance SA ("Alpha") for the obligatory renewal of certain policies that we are in the process of placing into run-off.
Fees and Commission Income:
Three Months Ended March 31: Our management companies in the Non-life Run-off segment earned fees and commission income of $8.7 million and $6.6 million for the three months ended March 31, 2017 and 2016, respectively. The increase in fees is primarily related to services provided to KaylaRe. While our consulting subsidiaries continue to provide management and consultancy services, claims inspection services and reinsurance collection services to third-party clients in limited circumstances, the core focus of these subsidiaries is providing in-house services to companies within the Enstar group. These internal fees are predominantly eliminated upon consolidation of our results of operations.
Other income:
Three Months Ended March 31: Other income for the three months ended March 31, 2017 increased from $1.8 million for the three months ended March 31, 2017 to $11.9 million, an increase of $10.1 million. This included a gain on the sale of SeaBright Insurance Company ("SeaBright") and earnings from the equity method investment in KaylaRe. SeaBright contained only insurance licenses at the time of sale, having previously reinsured all of its run-off liabilities into another Enstar entity.

Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Non-life-Run-off segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017			2016
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$156,331	$241	$156,572	$130,323	$1,990	$132,313
Net change in case and LAE reserves (1)	(83,134)	—	(83,134)	(108,969)	184	(108,785)
Net change in IBNR reserves (1)	(79,078)	431	(78,647)	(40,513)	3,450	(37,063)
Amortization of deferred charge	946	—	946	1,611	—	1,611
Increase (reduction) in estimates of net ultimate losses	(4,935)	672	(4,263)	(17,548)	5,624	(11,924)
Increase (reduction) in provisions for bad debt	—	—	—	(1,448)	—	(1,448)
Increase (reduction) in provisions for unallocated LAE	(14,365)	42	(14,323)	(8,233)	445	(7,788)
Amortization of fair value adjustments	1,347	—	1,347	(2,394)	—	(2,394)
Changes in fair value - fair value option	14,482	—	14,482	$—	$—	$—
Net incurred losses and LAE	$(3,471)	$714	$(2,757)	$(29,623)	$6,069	$(23,554)
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
Three Months Ended March 31, 2017: The reduction in net incurred losses and LAE for the three months ended March 31, 2017 of $2.8 million included net incurred losses and LAE of $0.7 million related to current period net earned premum, primarily for the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $0.7 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $3.5 million, which was attributable to a reduction in estimates of net ultimate losses of $4.9 million, and a reduction in provisions for unallocated LAE of $14.4 million, relating to 2017 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $1.3 million and an increase in fair value of $14.5 million related to our assumed reinsurance agreements with RSA and QBE. The reduction in estimates of net ultimate losses for the three months ended March 31, 2017 included a net change in case and IBNR reserves of $162.2 million and was reduced by amortization of the deferred charge of $0.9 million.
Three Months Ended March 31, 2016: The reduction in net incurred losses and LAE for the three months ended March 31, 2016 of $23.6 million included net incurred losses and LAE of $6.1 million related to current period net earned premium of $5.6 million, primarily for the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $6.1 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $29.6 million, which was attributable to a reduction in estimates of net ultimate losses of $17.5 million, a reduction in provisions for bad debt of $1.4 million, and a reduction in provisions for unallocated LAE of $8.2 million, and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $2.4 million, relating to 2016 run-off activity. The reduction in estimates of net ultimate losses for the three months ended March 31, 2016 included a net change in case and IBNR reserves of $145.8 million. The reduction of estimates in net ultimate losses for the three months ended March 31, 2016 was reduced by amortization of the deferred charge of $1.6 million. The reduction in provisions for bad debt of $1.4 million was a result of the collection of certain reinsurance recoverables against which bad debt provisions had been provided in earlier periods.
Acquisition Costs:
Three Months Ended March 31: Acquisition costs were $0.4 million and $2.0 million for the three months ended March 31, 2017 and 2016, respectively. Acquisition costs for the three months ended March 31, 2017 primarily related to net premiums earned on the Alpha Insurance business that was placed into run-off in November 2015.

General and Administrative Expenses:
Three Months Ended March 31: General and administrative expenses were $59.7 million and $58.1 million for the three months ended March 31, 2017 and 2016, respectively. The increase in general and administrative expenses was primarily related to expenses incurred in relation to significant new business acquired in 2017.
Interest Expense:
Three Months Ended March 31: Interest expense was $6.7 million and $5.5 million for the three months ended March 31, 2017 and 2016, respectively. The increase in interest expense was primarily due to the increase in loans outstanding in 2017 as a result of drawdowns for acquisitions and significant new business during 2016 and 2017.
Net Foreign Exchange Losses
Three Months Ended March 31: Net foreign exchange losses were $0.8 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively. The net foreign exchange losses for the three months ended March 31, 2017 and 2016 arose primarily as a result of the holding of surplus Euro and British pound assets at a time when the U.S. dollar appreciated against these currencies.
Noncontrolling Interest:
Three Months Ended March 31: Noncontrolling interest in losses (earnings) of our Non-life Run-off segment was $(8.0) million and $(0.7) million for the three months ended March 31, 2017 and 2016, respectively. The number of subsidiaries in this segment with a noncontrolling interest remained unchanged at two as at March 31, 2017 and March 31, 2016.

Atrium Segment
The Atrium segment includes Atrium 5 Ltd. ("Atrium 5"), AUL, and Northshore Holdings Limited ("Holding Company"). Atrium 5 results represent its proportionate share of the results of Syndicate 609 for which it provides 25% of the underwriting capacity and capital. AUL results largely represent fees charged to Syndicate 609 and a 20% profit commission on the results of the syndicate less general and administrative expenses incurred in managing the syndicate. AUL also includes other Atrium Group non-syndicate fee income and associated expenses. The Holding Company results include the amortization of intangible assets that were fair valued upon acquisition.
The following is a discussion and analysis of the results of operations for our Atrium segment for the three months ended March 31, 2017 and 2016, which are summarized below.

	Three Months Ended March 31,
	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$32,220	$31,911	$309
Fees and commission income	3,372	3,832	(460)
Net investment income	1,124	554	570
Net realized and unrealized gains	418	40	378
Other income	69	34	35
	37,203	36,371	832
EXPENSES
Net incurred losses and LAE	12,488	15,589	(3,101)
Acquisition costs	10,772	11,087	(315)
General and administrative expenses	7,211	6,408	803
Interest expense	271	—	271
Net foreign exchange losses	832	1,815	(983)
	31,574	34,899	(3,325)
EARNINGS BEFORE INCOME TAXES	5,629	1,472	4,157
INCOME TAXES	(356)	(678)	322
NET EARNINGS	5,273	794	4,479
Less: Net earnings attributable to noncontrolling interest	(2,163)	(326)	(1,837)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$3,110	$468	$2,642
Overall Results
An analysis of the components of the segment's net earnings is shown below, after the attribution of net earnings to noncontrolling interest.

	Three Months Ended March 31,
	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Atrium 5	$2,989	$329	$2,660
AUL	599	530	69
Atrium Total	3,588	859	2,729
Holding Company	(478)	(391)	(87)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$3,110	$468	$2,642

In evaluating the underwriting performance of the Atrium segment, we consider the insurance ratios of Atrium, which is the active underwriting component of the segment and excludes AUL and the Holding Company. Atrium 5's insurance ratios are shown below.

	Three Months Ended March 31,
	2017	2016	(Favorable) Unfavorable
Loss ratio (1)	38.8%	48.7%	(9.9)%
Acquisition cost ratio (1)	33.4%	34.7%	(1.3)%
Other operating expense ratio (1)	10.6%	10.9%	(0.3)%
Combined ratio (1)	82.8%	94.3%	(11.5)%
(1) Refer to "Non-GAAP Financial Measures" for a description of how these ratios are calculated. The ratios are based upon the following amounts for Atrium, which exclude amounts for AUL and the Holding Company, for the three months ended March 31, 2017 and 2016, respectively: net premiums earned of $32,220 and $31,911, net incurred losses and LAE of $12,488 and $15,589, acquisition costs of $10,772 and $11,087, and other operating expenses of $3,407 and $3,465.
The lower combined ratio of Atrium for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was due to decreases in the net loss ratio. This was primarily attributable to favorable current year loss development in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Holding Company expenses are included below under "General and Administrative Expenses".

Investment results are separately discussed below in "Investments."

Gross Premiums Written:

The following table provides gross premiums written by line of business for the Atrium segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Marine	$5,516	$4,631	$885
Property and Casualty Binding Authorities	9,870	9,679	191
Upstream Energy	3,025	2,873	152
Reinsurance	9,588	6,383	3,205
Accident and Health	5,261	4,267	994
Non-Marine Direct and Facultative	3,330	3,915	(585)
Liability	5,849	5,269	580
Aviation	2,979	3,452	(473)
Terrorism(1)	995	1,049	(54)
Total	$46,413	$41,518	$4,895
(1) Terrorism previously included war-related premiums, which have been reclassified to the marine and aviation lines. For the three months ended March 31, 2016, gross written premiums of $0.5 million and $0.8 million were reclassified to the marine and aviation lines, respectively.
See below for a discussion of the drivers of the change in net premiums written and earned for the three months ended March 31, 2017 and 2016.

Net Premiums Earned:
The following table provides net premiums earned by line of business for the Atrium segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Marine	$3,491	$4,358	$(867)
Property and Casualty Binding Authorities	8,912	8,510	402
Upstream Energy	2,087	2,116	(29)
Reinsurance	3,702	2,780	922
Accident and Health	3,880	3,155	725
Non-Marine Direct and Facultative	3,030	3,566	(536)
Liability	4,884	4,913	(29)
Aviation	1,469	1,741	(272)
Terrorism (1)	765	772	(7)
Total	$32,220	$31,911	$309
(1) Terrorism previously included war-related premiums, which have been reclassified to aviation and marine lines. For the three months ended March 31, 2016, net earned premiums of $0.5 million and $0.5 million were reclassified to the marine and aviation lines, respectively.
Three Months Ended March 31: Net premiums earned for the Atrium segment were $32.2 million and $31.9 million for the three months ended March 31, 2017 and 2016, respectively. The increase in the reinsurance line of business was primarily due to new business written by underwriters hired in property reinsurance. We are seeing continued pressure on premium rates and terms and conditions due to overcapacity in many markets for insurable risks. We continue to focus on risk selection and underwriting for profitability.
Fees and Commission Income:
Three Months Ended March 31: Fees and commission income were $3.4 million and $3.8 million for the three months ended March 31, 2017 and 2016, respectively. The fees primarily represent profit commission fees earned by us in relation to AUL’s management of Syndicate 609 and other underwriting consortiums.
Net Incurred Losses and LAE:
Three Months Ended March 31: Net incurred losses and LAE for the three months ended March 31, 2017 and 2016 were $12.5 million and $15.6 million, respectively. Net favorable prior year loss development for the three months ended March 31, 2017 and 2016 was $2.0 million and $0.5 million, respectively. Net favorable prior year loss development in the three months ended March 31, 2017 was spread across most lines of business. Net favorable prior year loss development in the three months ended March 31, 2016 primarily related to the reinsurance, professional liability, marine and energy liability lines of business. Excluding prior year loss development, net incurred losses and LAE for the three months ended March 31, 2017 and 2016 were $14.4 million and $16.1 million, respectively. The decrease in net incurred losses and LAE, excluding prior year loss development, was due to the large losses in 2016, particularly in the war, terrorism and aviation lines of business, compared to a lower level of losses in 2017.
Acquisition Costs:
Three Months Ended March 31: Acquisition costs were $10.8 million and $11.1 million for the three months ended March 31, 2017 and 2016, respectively. The Atrium acquisition cost ratios for the three months ended March 31, 2017 and 2016 were 33.4% and 34.7%, respectively. The decrease for the three months ended March 31, 2017 was due to lower profit commissions payable on certain underlying business.
General and Administrative Expenses:
Three Months Ended March 31: General and administrative expenses for the Atrium segment were $7.2 million and $6.4 million for the three months ended March 31, 2017 and 2016, respectively. The increase of $0.8 million was primarily due to higher bonus accruals resulting from higher net earnings in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Noncontrolling Interest:
Three Months Ended March 31: Noncontrolling interest in earnings of the Atrium segment was $2.2 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and 2016, Trident and Dowling had a combined 41.03% noncontrolling interest in the Atrium segment.

StarStone Segment
The results of our StarStone segment include the results of StarStone Insurance Bermuda Limited and its subsidiaries ("StarStone") and StarStone Specialty Holdings Limited ("Holding Company"). StarStone results represent its active underwriting operations. The Holding Company's results include the amortization of fair value adjustments such as for intangible assets that were fair valued upon acquisition, and other expenses incurred.
The following is a discussion and analysis of the results of operations for the StarStone segment for the three months ended March 31, 2017 and 2016, which are summarized below.

	Three Months Ended March 31,
	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$115,408	$154,082	$(38,674)
Fee and commission income	1,166	—	1,166
Net investment income	5,449	5,280	169
Net realized and unrealized gains	6,698	14,349	(7,651)
Other income	46	11	35
	128,767	173,722	(44,955)
EXPENSES
Net incurred losses and LAE	68,161	91,183	(23,022)
Acquisition costs	10,614	32,060	(21,446)
General and administrative expenses	34,021	30,155	3,866
Interest expense	622	—	622
Net foreign exchange losses (gains)	1,893	(1,299)	3,192
	115,311	152,099	(36,788)
EARNINGS BEFORE INCOME TAXES	13,456	21,623	(8,167)
INCOME TAXES	4,249	(2,018)	6,267
NET EARNINGS	17,705	19,605	(1,900)
Less: Net earnings attributable to noncontrolling interest	(7,253)	(8,044)	791
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$10,452	$11,561	$(1,109)

Overall Results
An analysis of the components of the segment's net earnings is shown below, after the attribution of net earnings to noncontrolling interest.

	Three Months Ended March 31,
	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
StarStone(1)	$10,402	$11,263	$(861)
Holding Company	50	298	(248)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$10,452	$11,561	$(1,109)
(1) StarStone's net earnings before noncontrolling interest were $17.6 million for three months ended March 31, 2017 and $19.1 million for the three months ended March 31, 2016.

Net earnings were $10.5 million and $11.6 million for the three months ended March 31, 2017 and 2016, respectively, a decrease of $1.1 million. This was primarily attributable to lower net realized and unrealized gains in the investment portfolio, partially offset by a tax benefit. In addition, the decreases in net premiums earned, net incurred losses and LAE and acquisition costs reflect the impact of the 35% whole account quota share reinsurance agreement with KaylaRe.

In evaluating the underwriting performance of the StarStone segment, we consider the insurance ratios of StarStone, which is the active underwriting component of the segment and excludes the Holding Company. StarStone's insurance ratios are shown below.

	Three Months Ended March 31,
	2017	2016	(Favorable) Unfavorable
Loss ratio (1)	59.3%	60.2%	(0.9)%
Acquisition cost ratio (1)	9.2%	20.9%	(11.7)%
Other operating expense ratio (1)	29.4%	18.7%	10.7%
Combined ratio (1)	97.9%	99.8%	(1.9)%

(1)
Refer to "Non-GAAP Financial Measures" for a description of how these ratios are calculated. The ratios are based upon the following amounts for StarStone, which exclude Holding Company amounts, for the three months ended March 31, 2017 and 2016, respectively: net premiums earned of $115,755 and $153,497, net incurred losses and LAE of $68,683 and $92,428, acquisition costs of $10,614 and $32,060, and other operating expenses of $33,991 and $28,731.

The combined ratio was lower for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, reflecting an overall decrease of 1.9%. The significant reduction in the acquisition cost ratio and the increase in the other operating expense ratio were primarily related to the 35% whole account quota share reinsurance arrangement with KaylaRe, which covers all business written during underwriting years 2016 and 2017. The ceding commission received from KaylaRe decreased the acquisition cost ratio and the other operating expense ratio increased due to a similar level of expenses on lower net premiums earned. The sum of the acquisition cost and other operating expense ratios for the three months ended March 31, 2017 and 2016 was 38.6% and 39.6%, respectively.
The Holding Company result comprises the amortization of definite-lived intangible assets and certain general and administrative expenses.

Investment results are separately discussed below in "Investments."

Gross Premiums Written:

The following table provides gross premiums written by line of business for the StarStone segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Casualty	$67,031	$67,312	$(281)
Marine	75,752	69,377	6,375
Property	50,257	41,998	8,259
Aerospace	9,327	11,455	(2,128)
Workers' Compensation	24,169	26,901	(2,732)
Total	$226,536	$217,043	$9,493
Three Months Ended March 31: Gross premiums written were $226.5 million and $217.0 million for the three months ended March 31, 2017 and 2016, respectively, an increase of $9.5 million. The property line of business increased by $8.3 million, primarily attributable to the construction line of business and other new business opportunities. The marine line of business increased by $6.4 million, primarily attributable to additional business written in the U.S. and Europe.

Net Premiums Earned:
The following table provides net premiums earned by line of business for the StarStone segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Casualty	$35,709	$48,409	$(12,700)
Marine	27,310	33,989	(6,679)
Property	27,720	34,091	(6,371)
Aerospace	13,473	17,407	(3,934)
Workers' Compensation	11,196	20,186	(8,990)
Total	$115,408	$154,082	$(38,674)
Three Months Ended March 31: Net premiums earned for the StarStone segment for the three months ended March 31, 2017 decreased from 2016 by $38.7 million to $115.4 million. The decrease was attributable to the 35% whole account quota share reinsurance cession to KaylaRe. Excluding the impact of the reinsurance cession to KaylaRe, net premiums earned increased across all lines except for workers' compensation. The largest increase was in the casualty line of business which had higher net retention following adjustments to ceded reinsurance.
Net Incurred Losses and LAE:
Three Months Ended March 31: Net incurred losses and LAE for the three months ended March 31, 2017 and 2016 were $68.2 million and $91.2 million, respectively, a decrease of $23.0 million. The decrease was primarily attributable to the reinsurance cession to KaylaRe. Net favorable prior year loss development for the three months ended March 31, 2017 and 2016 was $2.2 million and $2.0 million, respectively. The loss ratio for the three months ended March 31, 2017 decreased by 0.9% to 59.3%, driven by mix of business.
Acquisition Costs:
Three Months Ended March 31: Acquisition costs were $10.6 million and $32.1 million for the three months ended March 31, 2017 and 2016, respectively, a decrease of $21.4 million. The acquisition cost ratios for the three months ended March 31, 2017 and 2016 were 9.2% and 20.9%, respectively, a decrease of 11.7% primarily due to the ceding commission earned on the KaylaRe quota share reinsurance contract.
General and Administrative Expenses:
Three Months Ended March 31: General and administrative expenses for the three months ended March 31, 2017 and 2016 were $34.0 million and $30.2 million, respectively. The increase of $3.9 million for the three months ended March 31, 2017 was primarily due to costs associated with our new managing general agent business, which had not commenced operations in the prior period, as well as additional headcount.
Noncontrolling Interest:
Three Months Ended March 31: Noncontrolling interest in losses (earnings) of the StarStone segment was $(7.3) million and $(8.0) million for the three months ended March 31, 2017 and 2016, respectively. The decrease was due to lower net earnings before noncontrolling interest for the three months ended March 31, 2017 compared with the three months ended March 31, 2016. As of March 31, 2017 and 2016, Trident and Dowling had a combined 41.03% noncontrolling interest in the StarStone segment.

Life and Annuities Segment
For our Life and Annuities segment, our run-off strategy differs from the non-life run-off business, in particular because we have limited ability to shorten the duration of the liabilities in this business through early claims settlement, commutations or policy buy-backs. Instead, we hold the policies associated with the life and annuities business to their natural maturity or lapse and pay claims as they become due. The presentation of the results in this segment reflect the classification of Pavonia as discontinued operations and held-for-sale. Following the sale of Pavonia, we will no longer have annuity products and our continuing life business will comprise term life products in Alpha and Laguna Life Holdings Limited, and the life settlements business.
The following is a discussion and analysis of our results of operations for our Life and Annuities segment for the three months ended March 31, 2017 and 2016, which are summarized below.

	Three Months Ended March 31,
	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$1,194	$1,459	$(265)
Net investment income	7,334	8,638	(1,304)
Net realized and unrealized gains (losses)	(156)	498	(654)
Other income	155	565	(410)
	8,527	11,160	(2,633)
EXPENSES
Life and annuity policy benefits	(301)	158	(459)
Acquisition costs	431	166	265
General and administrative expenses	1,482	1,971	(489)
Interest expense	191	335	(144)
Net foreign exchange losses	205	376	(171)
	2,008	3,006	(998)
EARNINGS BEFORE INCOME TAXES	6,519	8,154	(1,635)
INCOME TAXES	(4)	—	(4)
NET EARNINGS FROM CONTINUING OPERATIONS	6,515	8,154	(1,639)
NET EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	371	205	166
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$6,886	$8,359	$(1,473)
Overall Results:
Three Months Ended March 31: Net earnings were $6.9 million and $8.4 million for the three months ended March 31, 2017 and 2016, respectively, a decrease of $1.5 million. The decrease was primarily due to lower net investment income.
The main driver of earnings from continuing operations in this segment was our life settlements business. For the three months ended March 31, 2017 and 2016, the contribution to earnings from our life settlements business was $6.3 million and $8.1 million, respectively. Net earnings of $6.3 million in the three months ended March 31, 2017 comprised net investment income of $6.8 million from policy maturity events, offset by expenses of $0.5 million. Net earnings of $8.1 million in the three months ended March 31, 2016 was comprised of net investment income of $8.8 million from policy maturity events, offset by expenses of $0.7 million.
The components of Pavonia's net earnings of $0.4 million, classified as discontinued operations, are included in Note 3 - "Held-For-Sale Business" included within Item 1 of this Quarterly Report on Form 10-Q.

Investable Assets
We define investable assets as the sum of total investments, cash and cash equivalents, restricted cash and cash equivalents, and funds held. Investments consist primarily of investment grade, liquid, fixed maturity securities of short-to-medium duration, equities, and other investments. Cash and cash equivalents and restricted cash and cash equivalents is comprised mainly of cash, fixed deposits, and other highly liquid instruments such as commercial paper with maturities of less than three months at the time of acquisition and money market funds. Funds held primarily consists of investment grade, liquid, fixed maturity securities of short-to-medium duration. Assets held for sale are excluded from our definition of investable assets.
Investable assets were $9.8 billion as at March 31, 2017 as compared to $8.4 billion as at December 31, 2016, an increase of 16.7%. The increase was primarily due to the investments and funds held balance acquired in relation to our QBE and RSA transactions.
A description of our investment strategies is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Investments" in our Annual Report on Form 10-K for the year ended December 31, 2016.
Composition of Investment Portfolio By Asset Class
The following table summarizes the fair value and composition of our investment portfolio by asset class as at March 31, 2017 and December 31, 2016:

	March 31, 2017				December 31, 2016
	Fair Value				Fair Value
	Investment Grade (1)	Non-Investment Grade (2)	Total	%	Investment Grade (1)	Non-Investment Grade (2)	Total	%
Fixed maturity and short-term investments, trading and available-for-sale
U.S. government & agency	$787,121	$—	$787,121	10.8%	$852,984	$—	$852,984	14.1%
Non-U.S. government	978,474	877	979,351	13.5%	352,786	—	352,786	5.8%
Corporate	3,090,983	128,007	3,218,990	44.3%	2,385,295	160,682	2,545,977	42.2%
Municipal	60,802	—	60,802	0.8%	53,757	—	53,757	0.9%
Residential mortgage-backed	302,017	33,254	335,271	4.6%	373,957	98	374,055	6.2%
Commercial mortgage-backed	207,191	16,376	223,567	3.1%	199,827	17,385	217,212	3.6%
Asset-backed	408,046	78,867	486,913	6.7%	409,671	72,485	482,156	8.0%
Total	5,834,634	257,381	6,092,015	83.8%	4,628,277	250,650	4,878,927	80.8%

Equities
U.S.			106,337	1.5%			95,047	1.6%
Total			106,337	1.5%			95,047	1.6%

Other investments
Private equity funds			284,385	3.9%			300,529	5.0%
Fixed income funds			253,499	3.5%			249,023	4.1%
Fixed income hedge funds			78,537	1.1%			85,976	1.4%
Equity funds			244,488	3.4%			223,571	3.7%
CLO equities			56,964	0.8%			61,565	1.0%
CLO equity funds			13,350	0.2%			15,440	0.3%
Other			932	—%			943	—%
Total			932,155	12.9%			937,047	15.5%

Other investments
Life settlements			130,832	1.8%			129,474	2.1%

Total investments	$5,834,634	$257,381	$7,261,339	100.0%	$4,628,277	$250,650	$6,040,495	100.0%
(1) Investment Grade are securities with a rating of BBB- or higher.
(2) Non-Investment Grade included non-rated securities with a fair value of $24.5 million and $28.1 million as at March 31, 2017 and December 31, 2016, respectively.

A description of our investment valuation processes is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2016 and "Note 6 - Fair Value Measurements" included within Item 1 of this Quarterly Report on Form 10-Q.

Composition of Funds Held - Directly Managed by Asset Class
The following table summarizes the fair value and composition of our funds held - directly managed portfolio by asset class as at March 31, 2017 and December 31, 2016:

	March 31, 2017				December 31, 2016
	Fair Value				Fair Value
	Investment Grade (1)	Non-Investment Grade	Total	%	Investment Grade (1)	Non-Investment Grade	Total	%
Fixed maturity investments:
U.S. government & agency	$34,187	$—	$34,187	2.8%	$47,885	$—	$47,885	4.8%
Non-U.S. government	6,059	—	6,059	0.5%	5,961	—	5,961	0.6%
Corporate	786,315	—	786,315	65.0%	663,556	—	663,556	66.8%
Municipal	54,019	—	54,019	4.5%	38,927	—	38,927	3.9%
Commercial mortgage-backed	174,748	—	174,748	14.4%	151,395	—	151,395	15.2%
Asset-backed	96,207	—	96,207	8.0%	79,806	—	79,806	8.0%
Total	1,151,535	—	1,151,535	95.2%	987,530	—	987,530	99.3%
Other assets	—	—	58,154	4.8%	—	—	7,135	0.7%
Total funds held - directly managed	$1,151,535	$—	$1,209,689	100.0%	$987,530	$—	$994,665	100.0%

(1)	Investment Grade are securities with a rating of BBB- or higher.
Composition of Investable Assets By Segment
Across all of our segments, we strive to structure our investments in a manner that recognizes our liquidity needs for future liabilities. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our general liability profile. If our liquidity needs or general liability profile unexpectedly change, we may adjust the structure of our investment portfolio to meet our revised expectations. The following tables summarize the composition of total invested assets by segment as at March 31, 2017 and December 31, 2016:

	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total
	(in thousands of U.S. dollars)
March 31, 2017
Short-term investments, trading, at fair value	$228,299	$2,173	$28,918	$4,121	$263,511
Fixed maturities, trading, at fair value	4,384,482	41,650	1,126,767	32,919	5,585,818
Fixed maturities, available-for-sale, at fair value	1,517	124,213	—	116,956	242,686
Equities, trading, at fair value	97,990	1,496	6,851	—	106,337
Other investments, at fair value	758,458	5,636	160,776	7,285	932,155
Other investments, at cost	—	—	—	133,127	133,127
Total investments	5,470,746	175,168	1,323,312	294,408	7,263,634
Cash and cash equivalents	930,477	82,451	276,380	24,667	1,313,975
Funds held - directly managed	1,209,689	—	—	—	1,209,689
Funds held by reinsured companies	48,938	24,251	15,137	—	88,326
Total investable assets	$7,659,850	$281,870	$1,614,829	$319,075	$9,875,624
Duration (in years)	3.59	1.29	2.19	2.73	3.27
Average Credit Rating	A+	AA-	A+	A+	A+

	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total
	(in thousands of U.S. dollars)
December 31, 2016
Short-term investments, trading, at fair value	$201,188	$7,938	$6,160	$7,632	$222,918
Short-term investments, available-for-sale, at fair value	—	268	—	—	268
Fixed maturities, trading, at fair value	3,144,811	13,320	1,199,460	30,651	4,388,242
Fixed maturities, available-for-sale, at fair value	3,108	142,562	—	121,829	267,499
Equities, trading, at fair value	88,481	—	6,566	—	95,047
Other investments, at fair value	783,857	—	153,190	—	937,047
Other investments, at cost	—	—	—	131,651	131,651
Total investments	4,221,445	164,088	1,365,376	291,763	6,042,672
Cash and cash equivalents	916,900	83,548	295,341	22,856	1,318,645
Funds held - directly managed	994,665	—	—	—	994,665
Funds held by reinsured companies	48,525	22,883	10,665	—	82,073
Total investable assets	$6,181,535	$270,519	$1,671,382	$314,619	$8,438,055
Duration (in years)	2.68	1.20	2.31	2.67	2.56
Average Credit Rating	A+	AA-	AA-	A+	A+
Credit Quality and Maturity Profiles
As at March 31, 2017 and December 31, 2016, our investment portfolio had an average credit quality rating of A+. As at March 31, 2017 and December 31, 2016, our fixed maturity investments rated lower than BBB- comprised 3.2% and 3.7% of our total investment portfolio, respectively. A detailed schedule of average credit ratings by asset class as at March 31, 2017 is included in "Note 4 - Investments - Credit Ratings" and Note 5 - "Funds Held - Directly Managed - Credit Ratings" of our unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q. Schedules of maturities for our fixed maturity securities are included in "Note 4 - Investments" of our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Eurozone Exposure
As at March 31, 2017 and December 31, 2016 we owned $16.4 million and $15.0 million, respectively, of investments in fixed maturity securities issued by the sovereign governments of Italy, Ireland and Spain.

Investment Results - Consolidated
The following table summarizes our investment results for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Net investment income	$48,739	$50,280	$(1,541)
Net realized and unrealized gains	58,519	38,277	20,242

Annualized Investment Book Yield
Annualized net investment income	194,956	201,120	(6,164)
Average aggregate invested assets, at cost(1)	8,974,985	8,840,012	134,973
Annualized investment book yield	2.17%	2.28%	(0.11)%

Financial Statement Portfolio Return
Total financial statement return(2)	107,258	88,557	18,701
Average aggregate invested assets, at fair value(1)	8,950,828	8,790,523	160,305
Financial statement portfolio return	1.20%	1.01%	0.19%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
(2) This is the sum of net investment income and net realized and unrealized gains from our U.S. GAAP consolidated financial statements.
Three Months Ended March 31: Net investment income decreased by $1.5 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to a decrease of 11 basis points in the book yield we obtained on our assets, partially offset by an increase in average investable assets. The decrease in yield was primarily due to the timing of significant new business transactions and changing mix in asset allocation.
The increase of $20.2 million in net realized and unrealized gains was comprised of net unrealized gains of $50.3 million in the three months ended March 31, 2017 compared to net unrealized gains of $39.7 million in the three months ended March 31, 2016, and an increase in net realized gains of $9.6 million. The increase in net unrealized gains in the three months ended March 31, 2017 was primarily due to an increase in the valuations of our other investment and equity portfolios, offset by a decrease in the valuation of the fixed maturity portfolio compared to the three months ended March 31, 2016. The realized gains related to sales in our private equity portfolio.

Investment Results - By Segment
The following tables summarize our investment results by segment for the three months ended March 31, 2017 and 2016. These tables have been prepared on a basis consistent with the consolidated table above.
Non-life Run-off

	Three Months Ended March 31,
	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Net investment income	$35,729	$36,230	$(501)
Net realized and unrealized gains	51,558	23,390	28,168

Annualized Investment Book Yield
Annualized net investment income	142,916	144,920	(2,004)
Average aggregate invested assets, at cost	6,750,902	6,621,521	129,381
Annualized investment book yield	2.12%	2.19%	(0.07)%

Financial Statement Portfolio Return
Total financial statement return	87,287	59,620	27,667
Average aggregate invested assets, at fair value	6,733,689	6,595,522	138,167
Financial statement portfolio return	1.30%	0.90%	0.40%
Three Months Ended March 31: Net investment income decreased by $0.5 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to a decrease of seven basis points in the book yield we obtained on our assets, partially offset by an increase in average investable assets. The decrease in yield was primarily due to the timing of significant new business transactions and changing mix in asset allocation.
The increase of $28.2 million in net realized and unrealized gains comprised net unrealized gains of $41.7 million in the three months ended March 31, 2017 compared to net unrealized gains of $25.2 million inthe three months ended March 31, 2016 and an increase in net realized gains of $11.7 million. The increase in net unrealized gains in the three months ended March 31, 2017 was primarily due to an increase in the valuations of our other investments and equity portfolios, offset by a decrease in the valuation of the fixed maturity portfolio compared to the three months ended March 31, 2016. The realized gains relate to sales in our private equity portfolio.
Atrium

	Three Months Ended March 31,
	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Net investment income	$1,124	$554	$570
Net realized and unrealized gains	418	40	378

Annualized Investment Book Yield
Annualized net investment income	4,496	2,216	2,280
Average aggregate invested assets, at cost	269,037	312,812	(43,775)
Annualized investment book yield	1.67%	0.71%	0.96%

Financial Statement Portfolio Return
Total financial statement return	1,542	594	948
Average aggregate invested assets, at fair value	264,754	307,841	(43,087)
Financial statement portfolio return	0.58%	0.19%	0.39%

Three Months Ended March 31: Net investment income increased by $0.6 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to an increase of 96 basis points in the book yield we obtained on our investable assets, partially offset by the decrease in our average investable assets. The increase in yield was primarily due to the changing mix in asset allocation as we executed on our investment strategies. Net realized and unrealized gains increased by $0.4 million, driven by the inclusion of securities classified as trading in the portfolio.
StarStone

	Three Months Ended March 31,
	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Net investment income	$5,449	$5,280	$169
Net realized and unrealized gains	6,699	14,349	(7,650)

Annualized Investment Book Yield
Annualized net investment income	21,796	21,120	676
Average aggregate invested assets, at cost	1,642,587	1,582,017	60,570
Annualized investment book yield	1.33%	1.34%	(0.01)%

Financial Statement Portfolio Return
Total financial statement return	12,148	19,629	(7,481)
Average aggregate invested assets, at fair value	1,637,774	1,562,936	74,838
Financial statement portfolio return	0.74%	1.26%	(0.52)%
Three Months Ended March 31: Net investment income increased by $0.2 million due to an increase in our average investable assets, partially offset by a decrease of one basis point in the book yield we obtained on those assets. Net realized and unrealized gains decreased by $7.7 million during the three months ended March 31, 2017, primarily due to a decrease in the valuations of fixed maturity securities as treasury yields were higher at March 31, 2017 compared to March 31, 2016.
Life and Annuities

	Three Months Ended March 31,
	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Net investment income	$7,334	$8,638	$(1,304)
Net realized and unrealized gains (losses)	(156)	498	(654)

Annualized Investment Book Yield
Annualized net investment income	29,336	34,552	(5,216)
Average aggregate invested assets, at cost	312,459	323,662	(11,203)
Annualized investment book yield	9.39%	10.68%	(1.29)%

Financial Statement Portfolio Return
Total financial statement return	7,178	9,136	(1,958)
Average aggregate invested assets, at fair value	314,611	324,224	(9,613)
Financial statement portfolio return	2.28%	2.82%	(0.54)%
Three Months Ended March 31: Net investment income decreased by $1.3 million during the three months ended March 31, 2017 due to a decrease in earnings from life settlements. Net realized and unrealized gains (losses) decreased by $0.7 million, primarily due to a decrease in the valuations of fixed maturity securities as treasury yields were higher at March 31, 2017 compared to March 31, 2016.

Liquidity and Capital Resources
Overview
Enstar aims to generate cash flows from our insurance operations and investments, preserve sufficient capital for future acquisitions, and develop relationships with lenders who provide borrowing capacity at competitive rates.
Our capital resources as at March 31, 2017 included shareholders' equity of $2.9 billion, redeemable noncontrolling interest of $0.5 billion classified as temporary equity, and debt obligations of $0.7 billion. The redeemable noncontrolling interest may be settled in the future in cash or Enstar ordinary shares, at our option. Based on our current loss reserves position, our portfolios of in-force insurance and reinsurance business, and our investment positions, we believe we are well capitalized.
Enstar has not historically declared a dividend. We retain earnings and utilize distributions from our subsidiaries to invest in our business strategies. We do not currently expect to pay any dividends on our ordinary shares. Any payment of dividends must be approved by our Board of Directors. Our ability to pay dividends is subject to certain restrictions, as described in "Note 22 - Dividend Restrictions and Statutory Requirements" in the notes to our consolidated financial statements included within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016.
Cash and Cash Equivalents
As at March 31, 2017 and December 31, 2016, we had total cash and cash equivalents, and restricted cash and cash equivalents of approximately $1.3 billion. We expect our cash flows, together with our existing capital base and cash and investments acquired on the purchase of insurance and reinsurance subsidiaries, to be sufficient to meet cash requirements and to operate our business. For a description of our sources and uses of cash in our holding company and operating companies, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2016. Our cash and cash equivalents are comprised mainly of cash, fixed deposits, commercial paper with maturities of less than three months and money market funds.
As of March 31, 2017, we had $921.6 million of cash and cash equivalents, excluding restricted cash that supports insurance operations, and included in this amount was $696.0 million held by foreign subsidiaries outside of Bermuda. Based on our group's current corporate structure with a Bermuda domiciled parent company and the jurisdictions in which we operate, if the cash and cash equivalents held by our foreign subsidiaries were to be distributed to us, as dividends or otherwise, such amounts would not be subject to incremental income taxes, however in certain circumstances withholding taxes may be imposed by some jurisdictions, including the United States. Based on existing tax laws, regulations and our current intentions, there was no accrual as of March 31, 2017 for any material withholding taxes on dividends or other distributions, as described in "Note 18 - Taxation" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
The following table summarizes our consolidated cash flows provided by (used in) operating, investing and financing activities for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Cash provided by (used in):
Operating activities	$(94,139)	$(151,295)	$57,156
Investing activities	43,644	87,370	(43,726)
Financing activities	56,100	(20,500)	76,600
Effect of exchange rate changes on cash	(10,275)	3,939	(14,214)
Net increase (decrease) in cash and cash equivalents	(4,670)	(80,486)	75,816
Cash and cash equivalents, beginning of period	1,318,645	1,295,169	23,476
Cash and cash equivalents, end of period	$1,313,975	$1,214,683	$99,292
Details of our consolidated cash flows are included in "Item 1. Financial Statements - Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited)."

2017 versus 2016: Cash and cash equivalents decreased by $4.7 million during the three months ended March 31, 2017 compared with a decrease of $80.5 million during the three months ended March 31, 2016.
For the three months ended March 31, 2017, the change in cash and cash equivalents was not significant overall, as net receipts of loans of $56.1 million and cash flows from investing activities of $43.6 million were offset by cash used in operations. During the three months ended March 31, 2017 we raised $347.1 million of proceeds, net of issuance costs, from the public offering of Senior Notes, and those proceeds were used to repay a portion of our revolving credit facility.
For the three months ended March 31, 2016, cash and cash equivalents decreased by $80.5 million, as cash used in operations of $151.3 million and cash used in financing of $20.5 million was partially offset by cash provided by investing activities of $87.4 million. Cash used in operations is largely a result of the timing of loss payments across all of our segments. Cash utilized in financing related to a partial repayment of the Sussex facility.
Investments
As at March 31, 2017 and December 31, 2016, we had total investments of approximately $7.3 billion and $6.0 billion, respectively. The increase related to the transactions with QBE and RSA.
For information regarding our investments, refer to "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments."
Reinsurance Balances Recoverable
As at March 31, 2017 and December 31, 2016, we had reinsurance balances recoverable of $2.0 billion and $1.5 billion, respectively. The increase related to the transactions with QBE and RSA.

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
For further information regarding our reinsurance balances recoverable, refer to Note 8 - "Reinsurance Balances Recoverable" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Funds Held by Reinsured Companies
As at March 31, 2017 and December 31, 2016, we had funds held - directly managed of $1.2 billion and $1.0 billion, respectively. The increase was primarily due to the completion on January 11, 2017 of our transaction with QBE to reinsure portfolios of QBE's run-off business, which was completed on a partial funds held basis. Our funds held - directly managed is carried on our consolidated balance sheets at fair value due to a variable investment crediting rate on the Allianz transaction and the election of the fair value option for the reinsurance transaction with QBE. For further information regarding our funds held - directly managed, refer to Note 5 - "Funds held - directly managed" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
In addition, as at March 31, 2017 and December 31, 2016, we had funds held by reinsured companies of $88.3 million and $82.1 million, respectively, which are carried at cost with a fixed crediting rate.

For information regarding credit risk, refer to "Item 3. Quantitative and Qualitative Disclosures About Market Risk - Credit Risk - Funds Held by Reinsured Companies" of this Quarterly Report on Form 10-Q.
Debt Obligations
We utilize loan facilities primarily for acquisitions, loss portfolio transfer reinsurance transactions and, from time to time, for general corporate purposes. For information regarding our loan facilities, including our loan covenants, refer to "Note 13 - Debt Obligations" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. Debt obligations as of March 31, 2017 and December 31, 2016 were $730.8 million and $673.6 million, respectively.

Our main facility is the EGL Revolving Credit Facility, originated on September 16, 2014 for a five-year term, and most recently amended on March 20, 2017. This facility is among the Company and certain of its subsidiaries, as borrowers and as guarantors, and various financial institutions. We are permitted to borrow up to an aggregate of $831.3 million. The individual outstanding loans under the facility are unsecured short-term floating rate loans with an interest rate of LIBOR plus an applicable margin and utilization fee as set forth in the credit facility agreement. As at March 31, 2017, $586.1 million of the total capacity was available for use under the EGL Revolving Credit Facility. During the three months ended March 31, 2017, our borrowing included €75.0 million to hedge the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currency is denominated in Euros. Subsequent to March 31, 2017, we utilized $20.0 million and repaid $15.0 million, bringing unutilized capacity under this facility to $581.1 million.
On March 10, 2017, we issued Senior Notes for an aggregate principal amount of $350.0 million. The Senior Notes pay 4.5% interest semi-annually and mature on March 10, 2022. The Senior Notes are unsecured and unsubordinated obligations that rank equally to any of our other unsecured and unsubordinated, senior to any future obligations that are expressly subordinated to the Senior Notes, effectively subordinated to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all liabilities of our subsidiaries.

We also have the Sussex Facility, a four-year term loan, that was originated on December 24, 2014 with two financial institutions. There were no repayments under this facility during the three months ended March 31, 2017. As at March 31, 2017, the outstanding principal under this facility was $63.5 million.

We also have a three-year unsecured term loan (the "EGL Term Loan Facility") that was originated on November 18, 2016. As at March 31, 2017, the outstanding principal under this facility was $75.0 million, and there was no unutilized capacity.

Contractual Obligations
The following table summarizes, as of March 31, 2017, our future payments under contractual obligations and estimated payments for losses and LAE and policy benefits by expected payment date and updates the table on page 76 of our Annual Report on Form 10-K for the year ended December 31, 2016. The table excludes short-term liabilities and includes only obligations that are expected to be settled in cash.

	Total	Less than 1 Year	1 - 3 years	3 - 5 years	More than 5 Years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and LAE (1)	$8,131.3	$1,424.7	$2,415.1	$1,196.8	$3,094.7
Policy benefits for life and annuity contracts (2)	291.2	18.3	37.4	34.6	200.9
Operating lease obligations	49.9	10.3	18.5	11.5	9.6
Investing Activities
Investment commitments	142.6	56.6	55.2	30.8	—
Financing Activities
Loan repayments (including estimated interest payments)	863.6	27.5	446.7	389.4	—
Total	$9,478.6	$1,537.4	$2,972.9	$1,663.1	$3,305.2

(1)
The reserves for losses and LAE represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above. The amounts in the above table represent our estimates of known liabilities as of March 31, 2017 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, certain of the reserves included in the unaudited condensed consolidated financial statements as of March 31, 2017 were acquired by us and initially recorded at fair value with subsequent amortization, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.

(2)
Policy benefits for life and annuity contracts recorded in our unaudited condensed consolidated balance sheet as at March 31, 2017 of $111.7 million are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

For additional information relating to our commitments and contingencies, see "Note 20 - Commitments and Contingencies" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
At March 31, 2017, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.
Critical Accounting Policies
Our critical accounting policies are discussed in Management's Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2016 and have not materially changed, except as set forth below.
Fair Value Option - Insurance Contracts
In our Non-life Run-off segment we have elected to apply the fair value option for certain loss portfolio transfer reinsurance transactions. This is an irrevocable election that applies to all balances under the insurance contract, including funds held assets, reinsurance recoverable, and the liability for losses and loss adjustment expenses.
The fair value of the liability for losses and LAE and reinsurance recoverable under these contracts is presented separately in our consolidated balance sheet as at March 31, 2017. Changes in the fair value of the liability for losses and LAE and reinsurance recoverable are included in net incurred losses and LAE in our consolidated statement of operations.

The Company uses an internal model to calculate the fair value of the liability for losses and loss adjustment expenses and reinsurance recoverable asset for certain retroactive reinsurance contracts where we have elected the fair value option in our Non-life Run-off segment.
The fair value was calculated as the aggregate of discounted cash flows plus a risk margin:

•
The discounted cash flow approach uses (i) estimated nominal cash flows based upon an appropriate payment pattern developed in accordance with standard actuarial techniques and (ii) a discount rate based upon a high quality rated corporate bond plus a credit spread for non-performance risk. The model uses corporate bond rates across the yield curve depending on the estimated timing of the future cash flows and specific to the currency of the risk.

•
The risk margin was calculated using the present value of the cost of capital. The cost of capital approach uses (i) projected capital requirements, (ii) multiplied by the risk cost of capital representing the return required for non-hedgeable risk based upon the weighted average cost of capital less investment income, and (iii) discounted using the weighted average cost of capital.

The observable and unobservable inputs used in the model are described in Note 6 - "Fair Value Measurements" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report.
The fair value of the liability for losses and LAE and reinsurance recoverable may increase or decrease due to changes in the corporate bond rate, the credit spread for non-performance risk, the risk cost of capital, the weighted average cost of capital and the estimated payment pattern:

•
An increase in the corporate bond rate or credit spread for non-performance risk would result in a decrease in the fair value of the liability for losses and LAE and reinsurance recoverable. Conversely, a decrease in the corporate bond rate or credit spread for non-performance risk would result in an increase in the fair value of the liability for losses and LAE and reinsurance recoverable.

•
An increase in the weighted average cost of capital would result in an increase in the fair value of the liability for losses and LAE and reinsurance recoverable. Conversely, a decrease in the weighted average cost of capital would result in a decrease in the fair value of the liability for losses and LAE and reinsurance recoverable.

•
An increase in the risk cost of capital would result in a increase in the fair value of the liability for losses and LAE and reinsurance recoverable. Conversely, a decrease in the risk cost of capital would result in a decrease in the fair value of the liability for losses and LAE and reinsurance recoverable.

•
An acceleration of the estimated payment pattern would result in an increase in the fair value of the liability for losses and LAE and reinsurance recoverable. Conversely, a deceleration of the estimated payment pattern would result in a decrease in the fair value of the liability for losses and LAE and reinsurance recoverable.

In addition, the estimate of the capital required to support the liabilities is based upon current industry standards for capital adequacy. If the required capital per unit of risk increases then the fair value of the liability for losses and LAE and reinsurance recoverable would increase. Conversely, a decrease in required capital would result in a decrease in the fair value of the liability for losses and LAE and reinsurance recoverable.

Cautionary Statement Regarding Forward-Looking Statements
This quarterly report and the documents incorporated by reference contain statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our financial condition, results of operations, business strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of our management, as well as the markets for our ordinary shares and the insurance and reinsurance sectors in general. Statements that include words such as "estimate," "project," "plan," "intend," "expect," "anticipate," "believe," "would," "should," "could," "seek," "may" and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. All forward-looking statements are necessarily estimates or expectations, and not statements of historical fact, reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward looking statements should, therefore, be considered in light of various important factors, including those set forth in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2016. These factors include:

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

•
risks relating to our ability to obtain regulatory approvals, including the timing, terms and conditions of any such approvals, and to satisfy other closing conditions in connection with our acquisition and disposition agreements, which could affect our ability to complete acquisitions;

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
The factors listed above should be not construed as exhaustive and should be read in conjunction with the other cautionary statements and Risk Factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2016. We undertake no obligation to publicly update or review any forward looking statement, whether to reflect any change in our expectations with regard thereto, or as a result of new information, future developments or otherwise, except as required by law.

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
We are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk. Our policies to address these risks in 2017 were not materially different than those used in 2016, and based on our current knowledge and expectations, we do not currently anticipate significant changes in our market risk exposures or in how we will manage those exposures in future reporting periods.
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
The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, in our fixed maturity and short-term investments portfolio classified as trading and available-for-sale as at March 31, 2017 and December 31, 2016:

	Interest Rate Shift in Basis Points
As at March 31, 2017	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$6,321	$6,206	$6,092	$5,977	$5,867
Market Value Change from Base	3.8%	1.9%	—	(1.9)%	(3.7)%
Change in Unrealized Value	$229	$114	$—	$(115)	$(225)

As at December 31, 2016	-100	-50	—	+50	+100
Total Market Value	$5,040	$4,969	$4,879	$4,830	$4,762
Market Value Change from Base	3.3%	1.8%	—	(1.0)%	(2.4)%
Change in Unrealized Value	$161	$90	$—	$(49)	$(117)
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
Fixed Maturity and Short-Term Investments
As a holder of fixed maturity and short-term investments, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity investments of short-to-medium duration and mutual funds. A table of credit ratings for our fixed maturity and short-term investments is in "Note 4 - Investments" in the notes to our unaudited condensed consolidated financial statements included within Part I, Item 1 of this Quarterly Report on Form 10-Q. As at March 31, 2017, approximately 50.2% of our fixed maturity and short-term investment portfolio was rated AA or higher by a major rating agency (December 31, 2016: 52.2%), with 3.8% rated lower than BBB- (December 31, 2016: 4.6%). The portfolio as a whole had an average credit quality rating of A+ as at March 31, 2017 (December 31, 2016: A+). In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we do not believe we have significant concentrations of credit risk.
Reinsurance
We have exposure to credit risk as it relates to our reinsurance balances recoverable. Our insurance subsidiaries remain liable to the extent that retrocessionaires do not meet their contractual obligations and, therefore, we evaluate and monitor concentration of credit risk among our reinsurers. These amounts are discussed in "Note 8 - Reinsurance Balances Recoverable" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report.
As at March 31, 2017 and December 31, 2016, our reinsurance balances recoverable included $264.0 million and $242.1 million, respectively, from a related party and equity method investee, KaylaRe Ltd., amongst other balances, as discussed in "Note 19 - Related Party Transactions" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report.

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

Equity Price Risk
Our portfolio of equity investments, including the equity funds and call options on equities included in other investments (collectively, "equities at risk"), has exposure to equity price risk, which is the risk of potential loss in fair value resulting from adverse changes in stock prices. Our global equity portfolio is correlated with a blend of the S&P 500 and MSCI World indices, and changes in this blend of indices would approximate the impact on our portfolio. The fair value of our equities at risk at March 31, 2017 was approximately $350.8 million (December 31, 2016: $318.6 million). At March 31, 2017, the impact of a 10% decline in the overall market prices of our equities at risk would be approximately $35.1 million (December 31, 2016: $31.9 million), on a pre-tax basis.
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
We have exposure to foreign currency risk through our ownership of European, British, Canadian, and Australian subsidiaries whose functional currencies are the Euro, British pound, Canadian dollar, and Australian dollar, respectively. The foreign exchange gain or loss resulting from the translation of their financial statements from functional currency into U.S. dollars is recorded in the currency translation adjustment account, which is a component of accumulated other comprehensive income (loss) in shareholders’ equity. During the three months ended March 31, 2017, we maintained our borrowing of Euros under the EGL Revolving Credit Facility to hedge the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currency is denominated in Euros. During the three months ended March 31, 2017, we entered into forward exchange contracts to hedge the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currencies are denominated in Canadian and Australian dollars. The loan and the forward contracts are discussed in "Note 13 - Debt Obligations" and "Note 7 - Derivative Instruments", respectively, in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report. We utilized hedge accounting to record the foreign exchange gain or loss on these instruments in the currency translation account. We also utilized foreign currency forward contracts to hedge certain foreign currency exposures in British pounds and Euros which were not designated for hedge accounting.
The table below summarizes our net exposures as at March 31, 2017 and December 31, 2016 to foreign currencies:

2017	GBP	Euro	AUD	CDN	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$1.5	$39.4	$5.3	$42.8	$3.3	$92.3
Pre-tax impact of a 10% movement of the U.S. dollar(1)	$0.2	$3.9	$0.5	$4.3	$0.3	$9.2
2016	GBP	Euro	AUD	CDN	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$20.6	$17.9	$12.2	$26.6	$5.2	$82.5
Pre-tax impact of a 10% movement of the U.S. dollar(1)	$2.1	$1.8	$1.2	$2.7	$0.5	$8.3

(1)	Assumes 10% change in the U.S. dollar relative to other currencies
Effects of Inflation
We do not believe that inflation has had or will have a material effect on our consolidated results of operations, however, the actual effects of inflation on our results cannot be accurately known until claims are ultimately resolved. Inflation may affect the value of our assets, as well as our liabilities including losses and LAE by causing the cost of claims to rise in the future. Although loss reserves are established to reflect likely loss settlements at the date payment is made, we would be subject to the risk that inflation could cause these costs to increase above established reserves.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2017. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of legal proceedings, see Note 20 - "Commitments and Contingencies" in the notes to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Our results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. The risk factors identified therein have not materially changed.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about ordinary shares acquired by the Company during the three months ended March 31, 2017, which were shares withheld from employees in order to facilitate the payment of withholding taxes on restricted shares. The Company does not have a share repurchase program.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Program
January 1, 2017 - January 31, 2017	862	$197.70	$—	$—
February 1, 2017 - February 28, 2017	—	$—	$—	$—
March 1, 2017 - March 31, 2017	3,751	$191.30	$—	$—
Total	4,613		$—	$—

(1)
Consist of shares withheld from employees in order to facilitate the payment of withholding taxes on restricted shares granted pursuant to our equity incentive plan.  The shares are calculated at their fair market value, as determined by reference to the closing price of our ordinary shares on the vesting date.

ITEM 6. EXHIBITS
The information required by this item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2017.

ENSTAR GROUP LIMITED

By:	/S/ MARK SMITH
Mark Smith Chief Financial Officer, Authorized Signatory and Principal Financial Officer

By:	/S/ GUY BOWKER
Guy Bowker Chief Accounting Officer and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

2.1
Stock Purchase Agreement, dated February 17, 2017, by and between Southland National Holdings, Inc. and Laguna Life Holdings SARL (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed on February 21, 2017).

3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K/A filed on May 2, 2011).

3.2	Fourth Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.2(b) of the Company’s Form 10-Q filed on August 11, 2014).

3.3	Certificate of Designations of Series C Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 17, 2016).

4.1
Senior Indenture, dated as of March 10, 2017, between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on March 10, 2017).

4.2
First Supplemental Indenture, dated as of March 10, 2017, between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on March 10, 2017).

10.1+
Amended and Restated Employment Agreement, dated as of March 28, 2017 and effective April 6, 2017, by and between Enstar Group Limited and Dominic F. Silvester (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 31, 2017).

10.2*+	Amended and Restated Employment Agreement, dated as of April 12, 2017 and effective April 17, 2017, by and between Enstar Group Limited and Dominic F. Silvester.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files.
________________________________
*     filed herewith
** furnished herewith
+     denotes management contract or compensatory arrangement