Form 10-Q
period 2017-06-30
Enstar Group LTD
filed 2017-08-03
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 2, 2017, the registrant had outstanding 16,421,611 voting ordinary shares and 3,004,443 non-voting convertible ordinary shares, each par value $1.00 per share.

Enstar Group Limited
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2017

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2017 and December 31, 2016

	June 30, 2017	December 31, 2016
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$327,595	$222,918
Short-term investments, available-for-sale, at fair value (amortized cost: 2017 — $nil; 2016 — $287)	—	268
Fixed maturities, trading, at fair value	5,644,098	4,388,242
Fixed maturities, available-for-sale, at fair value (amortized cost: 2017 — $228,762; 2016 — $269,577)	228,771	267,499
Equities, trading, at fair value	106,240	95,047
Other investments, at fair value	890,943	937,047
Other investments, at cost	128,296	131,651
Total investments	7,325,943	6,042,672
Cash and cash equivalents	681,068	954,871
Restricted cash and cash equivalents	423,683	363,774
Funds held - directly managed	1,205,592	994,665
Premiums receivable	443,201	406,676
Deferred tax assets	13,988	11,374
Prepaid reinsurance premiums	247,901	219,115
Reinsurance balances recoverable	1,477,433	1,460,743
Reinsurance balances recoverable, at fair value	554,759	—
Funds held by reinsured companies	84,073	82,073
Deferred acquisition costs	76,643	58,114
Goodwill and intangible assets	182,504	184,855
Other assets	851,227	842,356
Assets held for sale	1,262,756	1,244,456
TOTAL ASSETS	$14,830,771	$12,865,744

LIABILITIES
Losses and loss adjustment expenses	$5,749,087	$5,987,867
Losses and loss adjustment expenses, at fair value	1,892,297	—
Policy benefits for life and annuity contracts	114,727	112,095
Unearned premiums	588,082	548,343
Insurance and reinsurance balances payable	470,055	394,021
Deferred tax liabilities	22,393	28,356
Debt obligations	640,787	673,603
Other liabilities	781,494	705,318
Liabilities held for sale	1,142,560	1,150,787
TOTAL LIABILITIES	11,401,482	9,600,390

COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	457,646	454,522

SHAREHOLDERS’ EQUITY
Share capital authorized, issued and fully paid, par value $1 each (authorized 2017 and 2016: 156,000,000):
Ordinary shares (issued and outstanding 2017: 16,385,570; 2016: 16,175,250)	16,386	16,175
Non-voting convertible ordinary shares:
Series C (issued and outstanding 2017: 2,599,672; 2016: 2,792,157)	2,600	2,792
Series E (issued and outstanding 2017: 404,771; 2016: 404,771)	405	405
Series C Preferred Shares (issued 2017: 388,571; 2016: 388,571)	389	389
Treasury shares at cost (Preferred shares 2017: 388,571; 2016: 388,571)	(421,559)	(421,559)
Additional paid-in capital	1,386,332	1,380,109
Accumulated other comprehensive loss	(18,611)	(23,549)
Retained earnings	1,996,283	1,847,550
Total Enstar Group Limited Shareholders’ Equity	2,962,225	2,802,312
Noncontrolling interest	9,418	8,520
TOTAL SHAREHOLDERS’ EQUITY	2,971,643	2,810,832
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	$14,830,771	$12,865,744

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three and Six Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$155,571	$208,709	$304,469	$401,596
Fees and commission income	18,667	10,487	30,581	16,911
Net investment income	49,417	44,932	98,156	95,212
Net realized and unrealized gains	51,877	34,503	110,396	72,780
Other income	10,856	3,289	23,054	5,699
	286,388	301,920	566,656	592,198
EXPENSES
Net incurred losses and loss adjustment expenses	9,620	96,462	87,512	179,680
Life and annuity policy benefits	4,289	(1,613)	3,988	(1,455)
Acquisition costs	30,355	43,847	51,176	88,876
General and administrative expenses	106,490	104,206	208,958	197,140
Interest expense	7,573	5,421	14,441	10,819
Net foreign exchange losses (gains)	7,122	(1,856)	10,837	(84)
Loss on sale of subsidiary	9,609	—	9,609	—
	175,058	246,467	386,521	474,976
EARNINGS BEFORE INCOME TAXES	111,330	55,453	180,135	117,222
INCOME TAXES	(4,731)	(8,050)	(1,802)	(15,419)
NET EARNINGS FROM CONTINUING OPERATIONS	106,599	47,403	178,333	101,803
NET EARNINGS (LOSSES) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	(4,871)	2,378	(4,500)	2,583
NET EARNINGS	101,728	49,781	173,833	104,386
Less: Net earnings attributable to noncontrolling interest	(11,542)	(9,187)	(28,967)	(18,272)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$90,186	$40,594	$144,866	$86,114

Earnings per ordinary share attributable to Enstar Group Limited:
Basic:
Net earnings from continuing operations	$4.90	$1.98	$7.71	$4.33
Net earnings (losses) from discontinued operations	(0.25)	0.12	(0.23)	0.13
Net earnings per ordinary share	$4.65	$2.10	$7.48	$4.46
Diluted:
Net earnings from continuing operations	$4.87	$1.97	$7.66	$4.30
Net earnings (losses) from discontinued operations	(0.25)	0.12	(0.23)	0.13
Net earnings per ordinary share	$4.62	$2.09	$7.43	$4.43
Weighted average ordinary shares outstanding:
Basic	19,387,650	19,295,280	19,381,225	19,289,119
Diluted	19,511,429	19,430,464	19,506,077	19,420,541
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(expressed in thousands of U.S. dollars)
NET EARNINGS	$101,728	$49,781	$173,833	$104,386
Other comprehensive income, net of tax:
Unrealized holding gains on fixed income investments arising during the period	1,693	2,400	2,379	9,364
Reclassification adjustment for net realized gains included in net earnings	(102)	(113)	(251)	(135)
Unrealized gains arising during the period, net of reclassification adjustment	1,591	2,287	2,128	9,229
Currency translation adjustment	2,315	(4,542)	4,257	6,053
Total other comprehensive income (loss)	3,906	(2,255)	6,385	15,282
Comprehensive income	105,634	47,526	180,218	119,668
Less: Comprehensive income attributable to noncontrolling interest	(12,333)	(9,353)	(30,415)	(19,919)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$93,301	$38,173	$149,803	$99,749

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,
	2017	2016
	(expressed in thousands of U.S. dollars)
Share Capital — Ordinary Shares
Balance, beginning of period	$16,175	$16,133
Issue of shares	19	34
Conversion of Series C Non-Voting Convertible Ordinary Shares	192	—
Balance, end of period	$16,386	$16,167
Share Capital — Series A Non-Voting Convertible Ordinary Shares
Balance, beginning of period	$—	$2,973
Shares converted to Series C Convertible Participating Non-Voting Perpetual Preferred Stock	—	(2,973)
Balance, end of period	$—	$—
Share Capital — Series C Non-Voting Convertible Ordinary Shares
Balance, beginning of period	$2,792	$2,726
Conversion to Ordinary Shares	(192)	—
Balance, end of period	$2,600	$2,726
Share Capital — Series E Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$405	$405
Share Capital — Series C Convertible Participating Non-Voting Perpetual Preferred Stock
Balance, beginning of period	$389	$—
Conversion of Series A Non-Voting Convertible Ordinary Stock	—	389
Balance, beginning and end of period	$389	$389
Treasury Shares
Balance, beginning and end of period	$(421,559)	$(421,559)
Additional Paid-in Capital
Balance, beginning of period	$1,380,109	$1,373,044
Issue of shares and warrants	66	360
Conversion of Series A Non-Voting Convertible Ordinary Stock	—	2,584
Amortization of equity incentive plan	6,157	602
Balance, end of period	$1,386,332	$1,376,590
Accumulated Other Comprehensive Loss
Balance, beginning of period	$(23,549)	$(35,162)
Currency translation adjustment
Balance, beginning of period	(18,993)	(23,790)
Change in currency translation adjustment	4,253	6,053
Balance, end of period	(14,740)	(17,737)
Defined benefit pension liability
Balance, beginning and end of period	(4,644)	(7,723)
Unrealized gains (losses) on investments
Balance, beginning of period	88	(3,649)
Change in unrealized gains (losses) on investments	685	7,582
Balance, end of period	773	3,933
Balance, end of period	$(18,611)	$(21,527)
Retained Earnings
Balance, beginning of period	$1,847,550	$1,578,312
Net earnings attributable to Enstar Group Limited	144,866	86,114
Accretion of redeemable noncontrolling interests to redemption value	(1,015)	(1,803)
Cumulative effect of change in accounting principle	4,882	—
Balance, end of period	$1,996,283	$1,662,623
Noncontrolling Interest (excludes Redeemable Noncontrolling Interest)
Balance, beginning of period	$8,520	$3,911
Net earnings attributable to noncontrolling interest	898	(270)
Balance, end of period	$9,418	$3,641

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,
	2017	2016
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings	$173,833	$104,386
Net losses (earnings) from discontinued operations	4,500	(2,583)
Adjustments to reconcile net earnings to cash flows used in operating activities:
Net realized (gains) losses on sale of investments	(74)	(747)
Net unrealized (gains) on investments	(88,304)	(72,033)
Other non-cash items	5,352	3,811
Depreciation and other amortization	18,797	18,833
Net change in trading securities held on behalf of policyholders	25,597	(996)
Sales and maturities of trading securities	2,225,349	1,633,179
Purchases of trading securities	(3,616,862)	(1,546,895)
Net loss on sale of subsidiary	9,609	—
Changes in:
Reinsurance balances recoverable	(570,731)	131,841
Funds held by reinsured companies	(212,927)	(1,081,542)
Losses and loss adjustment expenses	1,646,721	701,414
Policy benefits for life and annuity contracts	64	(6,534)
Insurance and reinsurance balances payable	75,890	42,715
Unearned premiums	39,739	34,200
Other operating assets and liabilities	898	(143,086)
Net cash flows used in operating activities	(262,549)	(184,037)
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	9,924
Sales and maturities of available-for-sale securities	45,932	55,443
Purchase of available-for-sale securities	(162)	(47,798)
Purchase of other investments	(67,516)	(18,230)
Redemption of other investments	152,650	77,971
Other investing activities	(9,708)	(1,597)
Net cash flows provided by investing activities	121,196	75,713
FINANCING ACTIVITIES:
Dividends paid to noncontrolling interest	(27,458)	—
Receipt of loans	489,100	154,048
Repayment of loans	(528,500)	(140,500)
Net cash flows provided by (used in) financing activities	(66,858)	13,548
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	636	451
NET DECREASE IN CASH AND CASH EQUIVALENTS	(207,575)	(94,325)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,318,645	1,295,169
CHANGE IN CASH OF BUSINESSES HELD FOR SALE	(6,319)	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,104,751	$1,200,844

Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$6,538	$15,830
Interest paid	$8,959	$10,578

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	681,068	759,584
Restricted cash and cash equivalents	423,683	441,260
Cash, cash equivalents and restricted cash	$1,104,751	$1,200,844
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 and December 31, 2016

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
Significant New Accounting Policies
As a result of electing the fair value option in relation to the two new transactions described in Note 2 - "Significant New Business", we adopted a significant new accounting policy during the six months ended June 30, 2017. Other than the policy described below, there have been no material changes to the Company’s significant accounting policies from those described in Note 2 - "Significant Accounting Policies" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
New Accounting Standards Adopted in 2017
Accounting Standards Update ("ASU") 2017-08, Premium Amortization on Purchased Callable Debt Securities

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
Recently Issued Accounting Pronouncements Not Yet Adopted
Note 2 - "Significant Accounting Policies" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016 describes accounting pronouncements that were not adopted as of December 31, 2016. Those pronouncements are not yet adopted unless discussed above in "New Accounting Standards Adopted in 2017". In addition, the following pronouncements were issued during the six months ended June 30, 2017 and are not yet adopted.
ASU 2017-09, Stock Compensation - Scope of Modification Accounting
In May 2017, the FASB issued ASU 2017-09, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification (“ASC”) 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The ASU’s amendments are effective for interim and annual reporting periods beginning after December 15, 2017, although early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued ASU 2017-07, which amends the requirements in ASC 715 related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The ASU requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the statement of earnings, and (2) present the other components elsewhere in the statement of earnings and outside of income from operations if such a subtotal is presented. The ASU also requires entities to disclose the captions within the statement of earnings that contain the other components if they are not presented on appropriately described separate lines. In addition, only the service-cost component of the net benefit cost is eligible for capitalization, which is a change from current practice, under which entities capitalize the aggregate net benefit cost when applicable. The ASU’s amendments are effective for interim and annual reporting periods beginning after December 15, 2017, although early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

In February 2017, the FASB issued ASU 2017-05 to clarify the scope of the Board’s guidance on nonfinancial asset derecognition (ASC 610-20) as well as the accounting for partial sales of nonfinancial assets. The ASU conforms the derecognition on nonfinancial assets with the model for transactions in the new revenue standard (ASC 606, as amended). The ASU clarifies that ASC 610-20 applies to the derecognition of all nonfinancial assets and in-substance nonfinancial assets. The ASU also requires an entity to derecognize the nonfinancial asset or in-substance nonfinancial asset in a partial sale transaction when (1) the entity ceases to have a controlling financial interest in a subsidiary pursuant to ASC 810, and (2) control of the asset is transferred in accordance with ASC 606. The ASU is effective for interim and annual reporting periods beginning after December 15, 2017. We expect to adopt this guidance on January 1, 2018 using the modified retrospective approach. We do not expect this adoption to have a material impact on our consolidated financial statements.
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. HELD-FOR-SALE BUSINESSES
On May 12, 2017, we entered into a definitive agreement to sell Laguna Life DAC (“Laguna”) for total consideration of €25.6 million (approximately $29.2 million) to a subsidiary of Monument Re Limited. The transaction is expected to close in the third quarter of 2017. The closing of the transaction is subject to customary closing conditions, including regulatory approvals. The proceeds of the sale are expected to be used for general corporate purposes.
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
Pavonia and Laguna comprise a substantial portion of the Life and Annuities segment. We have classified the assets and liabilities of the businesses to be sold as held-for-sale. Laguna was classified as held-for-sale as at June 30, 2017 with the prior balance sheet not being reclassified as Laguna did not qualify as a discontinued operation. The following table summarizes the components of assets and liabilities held-for-sale on our consolidated balance sheet as at June 30, 2017 and December 31, 2016 for Pavonia and as at June 30, 2017 for Laguna:

	June 30, 2017			December 31, 2016
	Pavonia	Laguna	Total	Pavonia
Assets:
Short-term investments, trading, at fair value	$—	$4,153	$4,153	$—
Fixed maturities, trading, at fair value	298,574	35,380	333,954	326,382
Fixed maturities, held-to-maturity, at amortized cost	755,381	—	755,381	765,554
Equities, trading, at fair value	4,833	—	4,833	4,428
Other investments, at fair value	15,385	—	15,385	15,114
Cash and cash equivalents	17,322	6,319	23,641	18,018
Restricted cash and cash equivalents	34,682	—	34,682	5,202
Deferred tax assets	31,500	—	31,500	31,500
Reinsurance balances recoverable	17,650	55	17,705	18,029
Other assets	50,406	725	51,131	60,229
Assets of businesses held for sale	1,225,733	46,632	1,272,365	1,244,456
Less: Accrual of loss on sale	—	(9,609)	(9,609)	—
Total assets held for sale	$1,225,733	$37,023	$1,262,756	$1,244,456

Liabilities:
Policy benefits for life and annuity contracts	$1,129,888	$6,639	$1,136,527	$1,144,850
Other liabilities	4,867	1,166	6,033	5,937
Total liabilities held for sale	$1,134,755	$7,805	$1,142,560	$1,150,787
As of June 30, 2017 and December 31, 2016, included in the table above were restricted investments of $768.1 million and $786.0 million, respectively.
The cumulative currency translation adjustments ("CTA") balance in accumulated other comprehensive income (loss) ("AOCI"), a component of shareholders' equity, included $(13.5) million and $(14.8) million as at June 30, 2017 and December 31, 2016, respectively, related to Pavonia. Upon completion of the sale, the CTA will be included in earnings as a reduction of the gain on sale.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Pavonia business qualifies as a discontinued operation. The following table summarizes the components of net earnings (losses) from discontinued operations on the consolidated statements of earnings for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
INCOME
Net premiums earned	$13,605	$18,219	$27,930	$34,741
Net investment income	10,277	9,088	20,306	18,697
Net realized and unrealized gains	1,154	3,484	2,776	3,171
Other income	395	759	755	762
	25,431	31,550	51,767	57,371
EXPENSES
Life and annuity policy benefits	24,112	21,391	44,782	42,213
Acquisition costs	2,280	2,642	4,316	4,878
General and administrative expenses	3,718	4,713	6,775	7,128
Other expenses	—	3	(16)	6
	30,110	28,749	55,857	54,225
EARNINGS (LOSSES) BEFORE INCOME TAXES	(4,679)	2,801	(4,090)	3,146
INCOME TAXES	(192)	(423)	(410)	(563)
NET EARNINGS (LOSSES) FROM DISCONTINUED OPERATIONS	$(4,871)	$2,378	$(4,500)	$2,583

The net losses relating to Laguna for the three and six months ended June 30, 2017 were $0.9 million and $1.1 million, respectively. The net earnings relating to Laguna for the three and six months ended June 30, 2016 were $0.4 million and $0.5 million, respectively. These amounts were not significant to our consolidated operations and therefore we have not classified Laguna as a discontinued operation for current or prior periods. As at June 30, 2017 we have recorded a loss on the sale of Laguna of $9.6 million, which has been included in earnings from continuing operations before income taxes in our consolidated statement of earnings. The CTA balance for Laguna was a loss of $8.3 million as at June 30, 2017. Upon completion of the sale of Laguna, the CTA will be reclassified out of AOCI and included in earnings as a component of the loss on sale of Laguna.
The following table presents the cash flows of Pavonia for the six months ended June 30, 2017, and 2016:

	Six Months Ended June 30,
	2017	2016
Operating activities	$23,540	$(32,295)
Investing activities	5,244	40,495
Change in cash and cash equivalents	$28,784	$8,200

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
Trading
The fair values of our fixed maturity investments, short-term investments and equities classified as trading were as follows:

	June 30, 2017	December 31, 2016
U.S. government and agency	$692,454	$840,274
Non-U.S. government	832,839	267,363
Corporate	3,139,580	2,387,322
Municipal	88,722	47,181
Residential mortgage-backed	365,179	373,528
Commercial mortgage-backed	303,087	217,212
Asset-backed	549,832	478,280
Total fixed maturity and short-term investments	5,971,693	4,611,160
Equities — U.S.	106,240	95,047
	$6,077,933	$4,706,207
Included within residential and commercial mortgage-backed securities as at June 30, 2017 were securities issued by U.S. governmental agencies with a fair value of $248.3 million (as at December 31, 2016: $362.9 million). Included within corporate securities as at June 30, 2017 were senior secured loans of $57.0 million (as at December 31, 2016: $90.7 million).
The contractual maturities of our fixed maturity and short-term investments classified as trading are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at June 30, 2017	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$838,980	$840,532	14.1%
More than one year through two years	632,842	636,638	10.6%
More than two years through five years	1,315,420	1,323,779	22.2%
More than five years through ten years	1,121,737	1,139,373	19.1%
More than ten years	781,744	813,273	13.6%
Residential mortgage-backed	365,226	365,179	6.1%
Commercial mortgage-backed	305,330	303,087	5.1%
Asset-backed	541,584	549,832	9.2%
	$5,902,863	$5,971,693	100.0%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-sale
The amortized cost and fair values of our fixed maturity and short-term investments classified as available-for-sale were as follows:

As at June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$4,208	$—	$(19)	$4,189
Non-U.S. government	82,458	894	(1,057)	82,295
Corporate	132,314	1,632	(1,445)	132,501
Municipal	5,944	14	(11)	5,947
Residential mortgage-backed	41	—	—	41
Asset-backed	3,797	1	—	3,798
	$228,762	$2,541	$(2,532)	$228,771

As at December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$12,784	$32	$(106)	$12,710
Non-U.S. government	86,897	1,303	(2,777)	85,423
Corporate	159,243	2,040	(2,628)	158,655
Municipal	6,585	12	(21)	6,576
Residential mortgage-backed	488	39	—	527
Asset-backed	3,867	9	—	3,876
	$269,864	$3,435	$(5,532)	$267,767
 The contractual maturities of our fixed maturity and short-term investments classified as available-for-sale are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at June 30, 2017	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$60,862	$60,383	26.4%
More than one year through two years	30,313	29,616	12.9%
More than two years through five years	54,675	54,677	23.9%
More than five years through ten years	42,760	43,669	19.1%
More than ten years	36,314	36,587	16.0%
Residential mortgage-backed	41	41	—%
Asset-backed	3,797	3,798	1.7%
	$228,762	$228,771	100.0%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross Unrealized Losses
The following tables summarize our fixed maturity and short-term investments in a gross unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
As at June 30, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity and short-term investments, at fair value
U.S. government and agency	$—	$—	$4,190	$(19)	$4,190	$(19)
Non-U.S. government	6,330	(727)	24,596	(330)	30,926	(1,057)
Corporate	7,856	(1,168)	36,979	(277)	44,835	(1,445)
Municipal	—	—	2,711	(11)	2,711	(11)
Total fixed maturity and short-term investments	$14,186	$(1,895)	$68,476	$(637)	$82,662	$(2,532)

	12 Months or Greater		Less Than 12 Months		Total
As at December 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity and short-term investments, at fair value
U.S. government and agency	$—	$—	$10,743	$(106)	$10,743	$(106)
Non-U.S. government	8,316	(1,794)	30,086	(983)	38,402	(2,777)
Corporate	8,003	(1,800)	42,304	(828)	50,307	(2,628)
Municipal	—	—	3,132	(21)	3,132	(21)
Total fixed maturity and short-term investments	$16,319	$(3,594)	$86,265	$(1,938)	$102,584	$(5,532)
As at June 30, 2017 and December 31, 2016, the number of securities classified as available-for-sale in an unrealized loss position was 105 and 156, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 35 and 41, respectively.
Other-Than-Temporary Impairment
For the six months ended June 30, 2017 and 2016, we did not recognize any other-than-temporary impairment losses on our available-for-sale securities. We determined that no credit losses existed as at June 30, 2017 and 2016. A description of our other-than-temporary impairment process is included in Note 2 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016. There were no changes to our process during the six months ended June 30, 2017.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Ratings
The following table sets forth the credit ratings of our fixed maturity and short-term investments as of June 30, 2017:

	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
Fixed maturity and short-term investments, at fair value
U.S. government and agency	$696,264	$696,643	11.2%	$694,993	$1,650	$—	$—	$—	$—
Non-U.S. government	889,325	915,134	14.8%	103,509	721,105	68,785	20,825	—	910
Corporate	3,236,766	3,272,081	52.8%	181,948	430,591	1,628,525	916,671	113,010	1,336
Municipal	93,292	94,669	1.5%	27,067	52,969	13,175	1,458	—	—
Residential mortgage-backed	365,267	365,220	5.9%	257,904	20,365	6,948	—	78,503	1,500
Commercial mortgage-backed	305,330	303,087	4.9%	103,087	42,854	83,588	54,538	3,323	15,697
Asset-backed	545,381	553,630	8.9%	274,401	51,935	87,377	55,302	82,602	2,013
Total	$6,131,625	$6,200,464	100.0%	$1,642,909	$1,321,469	$1,888,398	$1,048,794	$277,438	$21,456
% of total fair value				26.5%	21.3%	30.5%	16.9%	4.5%	0.3%
Other Investments, at fair value
The following table summarizes our other investments carried at fair value:

	June 30, 2017	December 31, 2016
Private equities and private equity funds	$269,016	$300,529
Fixed income funds	249,573	249,023
Fixed income hedge funds	70,900	85,976
Equity funds	230,720	223,571
CLO equities	56,805	61,565
CLO equity funds	13,050	15,440
Other	879	943
	$890,943	$937,047
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

•
CLO equity funds comprise two funds that invest primarily in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans. One of the funds has a fair value of $1.4 million, part of a self-liquidating structure that is expected to pay out over one to five years. The other fund has a fair value of $11.6 million and is eligible for redemption in 2018.

•	Other primarily comprises a fund that provides loans to educational institutions throughout the United States and its territories.
Investments of $0.4 million in fixed income hedge funds were subject to gates or side-pockets, where redemptions are subject to the sale of underlying investments. A gate is the ability to deny or delay a redemption request, whereas a side-pocket is a designated account for which the investor loses its redemption rights.
As at June 30, 2017, we had unfunded commitments to private equity funds of $183.7 million.
Other Investments, at cost
Our other investments carried at cost of $128.3 million as of June 30, 2017 consist of life settlement contracts. During the six months ended June 30, 2017 and 2016, net investment income included $9.3 million and $10.0 million, respectively, related to investments in life settlements. There were impairment charges of $6.3 million and $2.9 million recognized in net realized and unrealized gains/losses during the six months ended June 30, 2017 and 2016, respectively, related to investments in life settlements. The following table presents further information regarding our investments in life settlements as of June 30, 2017 and December 31, 2016.

	June 30, 2017			December 31, 2016
	Number of Contracts	Carrying Value	Face Value (Death Benefits)	Number of Contracts	Carrying Value	Face Value (Death Benefits)
Remaining Life Expectancy of Insureds:
0 – 1 year	2	$467	$700	2	$461	$700
1 – 2 years	8	12,025	20,075	7	11,396	18,337
2 – 3 years	11	17,655	36,718	11	15,338	29,715
3 – 4 years	17	13,369	24,507	17	17,013	32,189
4 – 5 years	10	12,778	29,110	16	10,377	23,302
Thereafter	173	72,002	409,239	181	77,066	431,034
Total	221	$128,296	$520,349	234	$131,651	$535,277
Remaining life expectancy for year 0-1 in the table above references policies whose current life expectancy is less than 12 months as of the reporting date. Remaining life expectancy is not an indication of expected maturity. Actual maturity in any category above may vary significantly (either earlier or later) from the remaining life expectancies reported.
At June 30, 2017, our best estimate of the life insurance premiums required to keep the policies in force, payable in the 12 months ending June 30, 2018 and the four succeeding years ending June 30, 2022 is $17.9 million, $17.8 million, $17.7 million, $16.3 million and $15.7 million, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Realized and Unrealized Gains
Components of net realized and unrealized gains for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net realized gains (losses) on sale:
Gross realized gains on fixed maturity securities, available-for-sale	$177	$114	$337	$379
Gross realized losses on fixed maturity securities, available-for-sale	(75)	(1)	(86)	(244)
Net realized gains (losses) on fixed maturity securities, trading	65	1,490	(987)	(416)
Net realized gains on equity securities, trading	236	555	810	1,028
Net realized investment losses on funds held - directly managed	(289)	—	(4,142)	—
Total net realized gains (losses) on sale	$114	$2,158	$(4,068)	$747
Net unrealized gains:
Fixed maturity securities, trading	$11,226	$37,871	$34,542	$81,067
Equity securities, trading	1,871	405	10,557	2,129
Change in fair value of other investments	19,696	(5,931)	43,205	(11,163)
Change in fair value of embedded derivative on funds held - directly managed	17,912	—	24,840	—
Change in value of fair value option on funds held - directly managed	1,058	—	1,320	—
Total net unrealized gains	51,763	32,345	114,464	72,033
Net realized and unrealized gains	$51,877	$34,503	$110,396	$72,780
The gross realized gains and losses on available-for-sale securities included in the table above resulted from sales of $12.3 million and $21.6 million for the three and six months ended June 30, 2017, respectively, and $18.2 million and $33.6 million for the three and six months ended June 30, 2016, respectively.
Net Investment Income
Major categories of net investment income for the three and six months ended June 30, 2017 and 2016 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fixed maturity investments	$33,741	$30,888	$64,071	$58,086
Short-term investments and cash and cash equivalents	2,801	854	5,441	2,012
Equity securities	1,137	1,325	1,863	2,385
Other investments	3,387	5,693	6,896	11,727
Funds held	311	7,633	350	15,237
Funds held - directly managed	8,603	—	15,605	—
Life settlements and other	2,687	1,718	9,583	10,161
Gross investment income	52,667	48,111	103,809	99,608
Investment expenses	(3,250)	(3,179)	(5,653)	(4,396)
Net investment income	$49,417	$44,932	$98,156	$95,212

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Assets
We are required to maintain investments and cash and cash equivalents on deposit to support our insurance and reinsurance operations. The investments and cash and cash equivalents on deposit are available to settle insurance and reinsurance liabilities. We also utilize trust accounts to collateralize business with our insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The assets in trusts as collateral are primarily highly rated fixed maturity securities. The carrying value of our restricted assets, including restricted cash of $423.7 million and $363.8 million, as of June 30, 2017 and December 31, 2016, respectively, was as follows:

	June 30, 2017	December 31, 2016
Collateral in trust for third party agreements	$3,357,930	$1,975,022
Assets on deposit with regulatory authorities	765,581	882,400
Collateral for secured letter of credit facilities	175,355	177,263
Funds at Lloyd's (1)	224,364	220,328
	$4,523,230	$3,255,013
(1) Our underwriting businesses include three Lloyd's syndicates. Lloyd's determines the required capital principally through the annual business plan of each syndicate. This capital is referred to as "Funds at Lloyd's" and will be drawn upon in the event that a syndicate has a loss that cannot be funded from other sources. We have an unsecured letter of credit agreement for Funds at Lloyd’s purposes ("FAL Facility") to issue up to $140.0 million of letters of credit, with a provision to increase the facility up to $200.0 million. The FAL Facility is available to satisfy our Funds at Lloyd’s requirements and expires in 2021. As at June 30, 2017, our combined Funds at Lloyd's were comprised of cash and investments of $224.4 million and unsecured letters of credit of $122.0 million.
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. FUNDS HELD - DIRECTLY MANAGED
Funds held - directly managed is comprised of the following:

•
The funds held balance in relation to the Allianz transaction, described in Note 4 - "Significant New Business" in our consolidated financial statements in Form 10-K for the year ended December 31, 2016, moved from a fixed crediting rate to a variable rate of return on the underlying investments on October 1, 2016. This variable return reflects the economics of the investment portfolio underlying the funds held asset and qualifies as an embedded derivative. We have recorded the aggregate of the funds held, typically held at cost, and the embedded derivative as a single amount in our consolidated balance sheet. As at June 30, 2017 and December 31, 2016, the funds held at cost had a carrying value of $1,030.2 million and $1,023.0 million, respectively, and the embedded derivative had a fair value of $(3.5) million and $(28.3) million, respectively, the aggregate of which was $1,026.7 million and $994.7 million, respectively, as included in the table below.

•
The fair value option was elected for the QBE reinsurance transaction described in Note 2 - "Significant New Business". As at June 30, 2017, the funds held had an amortized cost of $177.5 million and fair value of $178.9 million.

The following table presents the fair values of assets and liabilities underlying the funds held - directly managed account as at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Fixed maturity investments:
U.S. government and agency	$52,548	$47,885
Non-U.S. government	6,074	5,961
Corporate	778,757	663,556
Municipal	55,268	38,927
Commercial mortgage-backed	200,502	151,395
Asset-backed	96,395	79,806
Total fixed maturity investments	$1,189,544	$987,530
Other assets	16,048	7,135
	$1,205,592	$994,665
The contractual maturities of our fixed maturity investments underlying the funds held - directly managed account are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at June 30, 2017	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$31,307	$31,294	2.6%
More than one year through two years	30,705	30,741	2.6%
More than two years through five years	301,223	301,915	25.4%
More than five years through ten years	274,655	273,612	23.0%
More than ten years	252,411	255,085	21.4%
Commercial mortgage-backed	205,173	200,502	16.9%
Asset-backed	96,229	96,395	8.1%
	$1,191,703	$1,189,544	100.0%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Ratings
The following table sets forth the credit ratings of our fixed maturity investments underlying the funds held - directly managed account as of June 30, 2017.

	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated

U.S. government and agency	$52,516	$52,548	4.4%	$52,548	$—	$—	$—
Non-U.S. government	6,017	6,074	0.5%	—	—	2,952	3,122
Corporate	776,928	778,757	65.5%	7,492	53,664	330,984	386,617
Municipal	54,840	55,268	4.6%	—	19,212	28,673	7,383
Commercial mortgage-backed	205,173	200,502	16.9%	193,432	5,060	2,010	—
Asset-backed	96,229	96,395	8.1%	92,663	3,732	—	—
Total	$1,191,703	$1,189,544	100.0%	$346,135	$81,668	$364,619	$397,122
% of total fair value				29.0%	6.9%	30.7%	33.4%
Net Realized Gains and Change in Fair Value due to Embedded Derivative and Fair Value Option
Net realized gains and change in fair value for the three and six months ended June 30, 2017 are summarized as follows:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Net realized losses on fixed maturity securities	$(289)	$(4,142)
Change in fair value of embedded derivative	17,912	24,840
Change in value of fair value option on funds held - directly managed	1,058	1,320
Net realized gains and change in fair value of funds held - directly managed	$18,681	$22,018
There were no funds held - directly managed as at June 30, 2016.
Net Investment Income
Major categories of net investment income underlying the funds held - directly managed for the three and six months ended June 30, 2017 are summarized as follows:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Fixed maturity investments	$8,817	$16,302
Short-term investments and cash and cash equivalents	62	127
Gross investment income	8,879	16,429
Investment expenses	(276)	(824)
Investment income on funds held - directly managed	$8,603	$15,605

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

We have categorized our assets and liabilities that are recorded at fair value on a recurring basis among levels based on the observability of inputs as follows:

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2017
Investments:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$696,643	$—	$696,643
Non-U.S. government	—	915,134	—	915,134
Corporate	—	3,217,725	54,356	3,272,081
Municipal	—	94,669	—	94,669
Residential mortgage-backed	—	364,527	693	365,220
Commercial mortgage-backed	—	280,222	22,865	303,087
Asset-backed	—	513,197	40,433	553,630
Equities — U.S.	102,884	3,356	—	106,240
Other investments	—	336,091	57,119	393,210
Total investments	$102,884	$6,421,564	$175,466	$6,699,914

Funds Held - Directly Managed:
U.S. government and agency	$—	$52,548	$—	$52,548
Non-U.S. government	—	6,074	—	6,074
Corporate	—	778,757	—	778,757
Municipal	—	55,268	—	55,268
Commercial mortgage-backed	—	200,502	—	200,502
Asset-backed	—	96,395	—	96,395
Other funds held assets	—	16,048	—	16,048
	$—	$1,205,592	$—	$1,205,592

Reinsurance recoverable:
Reinsurance recoverable	$—	$—	$554,759	$554,759
	$—	$—	$554,759	$554,759

Other Assets:
Derivative Instruments	$—	$49	$—	$49
	$—	$49	$—	$49

Losses and LAE:
Losses and LAE	$—	$—	$1,892,297	$1,892,297
	$—	$—	$1,892,297	$1,892,297

Other Liabilities:
Derivative Instruments	$—	$3,863	$—	$3,863
	$—	$3,863	$—	$3,863

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2016
Investments:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$852,984	$—	$852,984
Non-U.S. government	—	352,786	—	352,786
Corporate	—	2,471,444	74,534	2,545,978
Municipal	—	53,757	—	53,757
Residential mortgage-backed	—	374,055	—	374,055
Commercial mortgage-backed	—	204,999	12,213	217,212
Asset-backed	—	467,463	14,692	482,155
Equities — U.S.	91,287	3,760	—	95,047
Other investments	—	357,438	76,878	434,316
Total investments	$91,287	$5,138,686	$178,317	$5,408,290

Funds Held - Directly Managed:
U.S. government and agency	$—	$47,885	$—	$47,885
Non-U.S. government	—	5,961	—	5,961
Corporate	—	663,556	—	663,556
Residential mortgage-backed	—	38,927	—	38,927
Commercial mortgage-backed	—	151,395	—	151,395
Asset-backed	—	79,806	—	79,806
Other funds held assets	—	7,135	—	7,135
	$—	$994,665	$—	$994,665

Other Assets:
Derivative Instruments	$—	$2,930	$—	$2,930
	$—	$2,930	$—	$2,930

Other Liabilities:
Derivative Instruments	$—	$74	$—	$74
	$—	$74	$—	$74
Certain of our other investments are measured at fair value using NAV per share (or its equivalent) as a practical expedient and have not been classified within the fair value hierarchy above. The following table reconciles our other investments in the tables above with the amounts presented on our consolidated balance sheets:

Other investments:	June 30, 2017	December 31, 2016
Other investments measured at fair value	$393,210	$434,316
Other investments measured at NAV as practical expedient	497,733	502,731
Total other investments shown on balance sheets	$890,943	$937,047

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
Investments
During the six months ended June 30, 2017, we transferred $5.0 million of corporate securities, $17.9 million of commercial mortgage-backed securities and $49.4 million of asset-backed securities from Level 2 to Level 3. These securities were transferred from Level 2 to Level 3 due to insufficient market observable inputs for the valuation of the specific assets. During the six months ended June 30, 2017, we transferred $16.3 million of corporate securities, $17.3 million of commercial mortgage-backed securities and $17.8 million of asset-backed securities from Level 3 to Level 2. The transfers from Level 3 to Level 2 were based upon us obtaining market observable information regarding the valuations of the specific assets. During the six months ended June 30, 2017, an equity method investment of $12.4 million was reclassified from other investments to other assets resulting in a transfer out of Level 3. There were no transfers between Levels 1 and 2.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Fixed Maturity Investments	Other Investments	Total	Fixed Maturity Investments	Other Investments	Total
Beginning fair value	$110,113	$69,627	$179,740	$82,612	$74,289	$156,901
Purchases	17,737	292	18,029	15,772	664	16,436
Sales	(14,318)	—	(14,318)	(11,721)	—	(11,721)
Net realized and unrealized gains (losses)	542	(450)	92	991	5,517	6,508
Net transfers into (out of) Level 3	4,273	(12,350)	(8,077)	24,718	—	24,718
Ending fair value	$118,347	$57,119	$175,466	$112,372	$80,470	$192,842
The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Fixed Maturity Investments	Other Investments	Total	Fixed Maturity Investments	Other Investments	Total
Beginning fair value	$101,439	$76,878	$178,317	$147,144	$77,016	$224,160
Purchases	28,006	292	28,298	15,772	6,885	22,657
Sales	(33,217)	—	(33,217)	(29,057)	(4,658)	(33,715)
Net realized and unrealized gains (losses)	1,177	(7,701)	(6,524)	(4,601)	1,227	(3,374)
Net transfers into (out of) Level 3	20,942	(12,350)	8,592	(16,886)	—	(16,886)
Ending fair value	$118,347	$57,119	$175,466	$112,372	$80,470	$192,842
Net realized and unrealized gains (losses) related to Level 3 assets in the table above are included in net realized and unrealized gains (losses) in our unaudited condensed consolidated statements of earnings.
Insurance Contracts - Fair Value Option
The following table presents a reconciliation of the beginning and ending balances for all insurance contracts measured at fair value on a recurring basis using Level 3 inputs during the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Liability for losses and LAE	Reinsurance recoverable	Liability for losses and LAE	Reinsurance recoverable
Beginning fair value	$1,924,829	$551,253	$—	$—
Assumed business	—	—	1,966,843	565,824
Changes in nominal amounts:
Net incurred losses and LAE	(26,407)	(2,095)	(32,645)	(2,095)
Paid losses	(39,686)	(4,488)	(100,053)	(21,494)
Changes in fair value:
Discounted cash flows	(3,046)	5,946	16,989	8,413
Risk margin	(4,562)	(632)	(9,052)	(1,702)
Effect of exchange rate movement	41,169	4,775	50,215	5,813
Ending fair value	$1,892,297	$554,759	$1,892,297	$554,759
Changes in fair value related to Level 3 assets and liabilities in the table above are included in net incurred losses and LAE in our unaudited condensed consolidated statements of earnings.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a summary of the quantitative information regarding the significant observable and unobservable inputs used in the internal model to determine fair value on a recurring basis as at June 30, 2017:

June 30, 2017
Valuation Technique	Unobservable (U) and Observable (O) Inputs	Weighted Average

Internal model	Corporate bond yield (O)	A rated
Internal model	Credit spread for non-performance risk (U)	0.2%
Internal model	Risk cost of capital (U)	5.0%
Internal model	Weighted average cost of capital (U)	8.5%
Internal model	Duration - liability (U)	11.39 years
Internal model	Duration - reinsurance recoverable (U)	12.10 years

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

•
An increase in the risk cost of capital would result in an increase in the fair value of the liability for losses and LAE and reinsurance recoverable. Conversely, a decrease in the risk cost of capital would result in a decrease in the fair value of the liability for losses and LAE and reinsurance recoverable.

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
Disclosure of Fair Values for Financial Instruments Carried at Cost
As of June 30, 2017 and December 31, 2016, investments in life settlement contracts were carried at cost of $128.3 million and $131.7 million, respectively, and their fair values were $127.8 million and $129.5 million, respectively.
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
As of June 30, 2017, our 4.5% Senior Notes due 2022 were carried at amortized cost of $347.2 million while the fair value based on observable market pricing from a third party pricing service was $359.7 million. The fair value is classified as Level 2.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disclosure of the fair value of amounts relating to insurance contracts is not required, except for those for which we elected the fair value option, as described above. Our remaining assets and liabilities that are carried at cost or amortized cost have approximately the same fair value as at June 30, 2017 and December 31, 2016 due to their short-term nature.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. DERIVATIVE INSTRUMENTS
Foreign Currency Hedging of Net Investments
We use foreign currency forward exchange rate contracts in qualifying hedging relationships to hedge the foreign currency exchange rate risk associated with certain of our net investments in foreign operations. At June 30, 2017 and December 31, 2016, we had forward currency contracts in place, which we had designated as hedges of the net investments in our foreign operations.
The following tables present the gross notional amounts, estimated fair values recorded within other assets and liabilities and the amounts of the net gains and losses deferred in the currency translation adjustment account which is a component of accumulated other comprehensive income (loss) ("AOCI"), in shareholders' equity, related to our foreign currency forward exchange rate contracts as at June 30, 2017 and December 31, 2016.

		June 30, 2017 Fair Value		Losses Deferred in AOCI (Effective Portion)
	Gross Notional Amount	Assets	Liabilities	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Foreign exchange forward - AUD	$57,585	$—	$2,136	$(1,007)	$(562)
Foreign exchange forward - CAD	28,481	20	1,509	(668)	(116)
Total qualifying hedges	$86,066	$20	$3,645	$(1,675)	$(678)

		December 31, 2016 Fair Value		Gains Deferred in AOCI (Effective Portion)
	Gross Notional Amount	Assets	Liabilities	Year Ended December 31, 2016
Foreign exchange forward - AUD	45,467	2,753	74	2,568
Foreign exchange forward - CAD	37,175	177	—	1,186
Total qualifying hedges	$82,642	$2,930	$74	$3,754
We did not have any forward currency contract hedges of our net investments in foreign operations during the three and six months ended June 30, 2016.
Since the second quarter of 2016, we have maintained borrowings of €75.0 million (approximately $85.6 million as at June 30, 2017) that was designated as a non-derivative hedge of our net investment in certain subsidiaries whose functional currency is denominated in Euros as described in Note 13 - "Debt Obligations".
Derivatives Not Designated or Not Qualifying as Hedging Instruments
From time to time, we may also utilize foreign currency forward contracts as part of our overall foreign currency risk management strategy or to obtain exposure to a particular financial market, as well as for yield enhancement, which are not designated or do not qualify as hedging instruments. We may also utilize equity call option instruments either to obtain exposure to a particular equity instrument or for yield enhancement in non-qualifying hedging relationships.
Foreign Currency Forward Contracts
The following table presents the gross notional amounts, estimated fair values recorded within other assets and other liabilities and the amounts included in net earnings related to our non-qualifying foreign currency forward exchange rate hedging relationships as at June 30, 2017. Our non-qualifying Euro foreign currency forward exchange rate contract expired during the three months ended June 30, 2017 and was not renewed.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		June 30, 2017 Fair Value		Losses on non-qualifying hedges charged to earnings
	Gross Notional Amount	Assets	Liabilities	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Foreign exchange forward - GBP	$22,114	$29	$218	$(611)	$(740)
Foreign exchange forward - EUR	—	—	—	(354)	(563)
Total non-qualifying hedges	$22,114	$29	$218	$(965)	$(1,303)
We did not utilize any non-qualifying foreign currency forward contracts during the three and six months ended June 30, 2016, and there were no such contracts in effect as at December 31, 2016.
Investments in Call Options on Equities
During the three and six months ended June 30, 2016, we purchased call options on equities at a cost of $5.5 million and recorded unrealized losses in net earnings of $1.2 million and $0.6 million, respectively. We did not have any equity derivative instruments during the three and six months ended June 30, 2017.

8. REINSURANCE BALANCES RECOVERABLE
The following tables provide the total reinsurance balances recoverable by segment as at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$996,492	$6,679	$181,153	$191	$1,184,515
IBNR	667,362	21,430	215,168	—	903,960
Fair value adjustments	(14,998)	1,640	(2,665)	—	(16,023)
Fair value adjustments - fair value option	(148,299)	—	—	—	(148,299)
Total reinsurance reserves recoverable	1,500,557	29,749	393,656	191	1,924,153
Paid losses recoverable	90,262	1,121	16,601	55	108,039
	$1,590,819	$30,870	$410,257	$246	$2,032,192
Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable	$1,036,060	$30,870	$410,257	$246	$1,477,433
Reinsurance balances recoverable - fair value option	554,759	—	—	—	554,759
Total	$1,590,819	$30,870	$410,257	$246	$2,032,192

	December 31, 2016
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$621,288	$6,438	$182,478	$190	$810,394
IBNR	393,550	21,753	178,259	—	593,562
Fair value adjustments	(13,885)	1,818	(3,506)	—	(15,573)
Fair value adjustments - fair value option	—	—	—	—	—
Total reinsurance reserves recoverable	1,000,953	30,009	357,231	190	1,388,383
Paid losses recoverable	47,160	(1,081)	25,512	769	72,360
	$1,048,113	$28,928	$382,743	$959	$1,460,743
Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable	$1,048,113	$28,928	$382,743	$959	$1,460,743
Reinsurance balances recoverable - fair value option	—	—	—	—	—
Total	$1,048,113	$28,928	$382,743	$959	$1,460,743

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
As of June 30, 2017 and December 31, 2016, we had reinsurance balances recoverable of approximately $2.0 billion and $1.5 billion, respectively. The increase of $571.4 million in reinsurance balances recoverable was primarily a result of the QBE and RSA reinsurance transactions, which closed in the first quarter of 2017, partially offset by reserve reductions in our Non-life Run-off segment and cash collections made during the six months ended June 30, 2017.
Top Ten Reinsurers

	June 30, 2017						December 31, 2016
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total	% of Total	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total	% of Total
Top ten reinsurers	$1,239,701	$18,501	$245,925	$—	$1,504,127	74.0%	$737,074	$23,245	$226,283	$—	$986,602	67.6%
Other reinsurers > $1 million	337,790	11,693	159,366	—	508,849	25.0%	301,856	4,827	152,341	—	459,024	31.4%
Other reinsurers < $1 million	13,328	676	4,966	246	19,216	1.0%	9,183	856	4,119	959	15,117	1.0%
Total	$1,590,819	$30,870	$410,257	$246	$2,032,192	100.0%	$1,048,113	$28,928	$382,743	$959	$1,460,743	100.0%
Five of the top ten external reinsurers, as at June 30, 2017 and December 31, 2016, were rated A- or better, with the remaining five being non-rated reinsurers from which $645.0 million was recoverable (December 31, 2016: $512.2 million recoverable from four reinsurers). For the five non-rated reinsurers, including KaylaRe Ltd., we hold security in the form of pledged assets in trust or letters of credit issued to us in the full amount of the recoverable. As at June 30, 2017, reinsurance balances recoverable of $288.2 million (December 31, 2016: $241.7 million) related to KaylaRe Ltd., $206.9 million (December 31, 2016: $154.9 million) related to Lloyd’s syndicates and $328.9 million (December 31, 2016: $67.3 million) related to Hannover Ruck SE, all of which represented 10% or more of total reinsurance balances recoverable. Lloyd’s is rated A+ by Standard & Poor’s and A by A.M. Best, and Hannover Ruck SE is rated AA- by Standard & Poor’s and A+ by A.M. Best.
 Provisions for Uncollectible Reinsurance Recoverables
We remain liable to the extent that retrocessionaires do not meet their obligations under these agreements, and therefore, we evaluate and monitor concentration of credit risk among our reinsurers. Provisions are made for amounts considered potentially uncollectible.
The following table shows our reinsurance balances recoverable by rating of reinsurer and our provisions for uncollectible reinsurance balances recoverable ("provisions for bad debt") as at June 30, 2017 and December 31, 2016. The provisions for bad debt all relate to the Non-life Run-off segment.

	June 30, 2017				December 31, 2016
	Gross	Provisions for Bad Debt	Net	Provisions as a % of Gross	Gross	Provisions for Bad Debt	Net	Provisions as a % of Gross
Reinsurers rated A- or above	$1,340,499	$52,072	$1,288,427	3.9%	$892,776	$35,184	$857,592	3.9%
Reinsurers rated below A-, secured	690,748	—	690,748	—%	544,894	—	544,894	—%
Reinsurers rated below A-, unsecured	178,479	125,462	53,017	70.3%	197,589	139,332	58,257	70.5%
Total	$2,209,726	$177,534	$2,032,192	8.0%	$1,635,259	$174,516	$1,460,743	10.7%

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
The following table summarizes the liability for losses and LAE by segment as at June 30, 2017 and December 31, 2016:

	June 30, 2017				December 31, 2016
	Non-life Run-off	Atrium	StarStone	Total	Non-life Run-off	Atrium	StarStone	Total
Outstanding losses	$3,366,255	$68,035	$519,783	$3,954,073	$2,697,737	$67,379	$502,115	$3,267,231
IBNR	3,439,545	129,384	596,332	4,165,261	2,153,994	132,240	558,130	2,844,364
Fair value adjustments	(134,839)	11,227	(656)	(124,268)	(135,368)	12,503	(863)	(123,728)
Fair value adjustments - fair value option	(353,682)	—	—	(353,682)	—	—	—	—
Total	$6,317,279	$208,646	$1,115,459	$7,641,384	$4,716,363	$212,122	$1,059,382	$5,987,867

Reconciliation to Consolidated Balance Sheet:
Loss and loss adjustment expenses	$5,749,087
Loss and loss adjustment expenses, at fair value	1,892,297
Total	$7,641,384
The overall increase in the liability for losses and LAE between December 31, 2016 and June 30, 2017 was primarily attributable to the assumed reinsurance agreements with RSA and QBE in our Non-life Run-off segment, for which we have elected the fair value option, as described in Note 2 - "Significant New Business."

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance as at beginning of period	$7,760,587	$6,641,507	$5,987,867	$5,720,149
Less: reinsurance reserves recoverable	1,895,491	1,302,738	1,388,193	1,360,382
Less: deferred charges on retroactive reinsurance	93,605	254,300	94,551	255,911
Net balance as at beginning of period	5,771,491	5,084,469	4,505,123	4,103,856
Net incurred losses and LAE:
Current period	81,400	126,634	166,945	241,936
Prior periods	(71,780)	(30,172)	(79,433)	(62,256)
Total net incurred losses and LAE	9,620	96,462	87,512	179,680
Net paid losses:
Current period	(16,173)	(17,022)	(24,892)	(22,356)
Prior periods	(205,222)	(203,010)	(454,944)	(389,413)
Total net paid losses	(221,395)	(220,032)	(479,836)	(411,769)
Effect of exchange rate movement	69,231	(28,127)	83,736	(23,246)
Acquired on purchase of subsidiaries	—	10,019	—	10,019
Assumed business	—	—	1,432,412	1,084,251
Net balance as at June 30	5,628,947	4,942,791	5,628,947	4,942,791
Plus: reinsurance reserves recoverable	1,923,962	1,243,782	1,923,962	1,243,782
Plus: deferred charges on retroactive reinsurance	88,475	247,272	88,475	247,272
Balance as at June 30	$7,641,384	$6,433,845	$7,641,384	$6,433,845

The tables below provide the net incurred losses and LAE in the Non-life Run-off, Atrium and StarStone segments for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017				Three Months Ended June 30, 2016
	Non-life Run-off	Atrium	StarStone	Total	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$144,412	$12,821	$64,162	$221,395	$143,056	$12,523	$64,453	$220,032
Net change in case and LAE reserves	(127,409)	(1,121)	8,145	(120,385)	(74,560)	2,035	21,736	(50,789)
Net change in IBNR reserves	(62,311)	(3,542)	(6,650)	(72,503)	(102,836)	3,538	17,285	(82,013)
Amortization of deferred charges	5,130	—	—	5,130	5,734	—	—	5,734
Increase (reduction) in estimates of net ultimate losses	(40,178)	8,158	65,657	33,637	(28,606)	18,096	103,474	92,964
Reduction in provisions for bad debt	(735)	—	—	(735)	(5,184)	—	—	(5,184)
Increase (reduction) in provisions for unallocated LAE	(10,935)	(56)	287	(10,704)	(6,571)	50	758	(5,763)
Amortization of fair value adjustments	678	87	(111)	654	15,671	(1,013)	(213)	14,445
Changes in fair value - fair value option	(13,232)	—	—	(13,232)	—	—	—	—
Net incurred losses and LAE	$(64,402)	$8,189	$65,833	$9,620	$(24,690)	$17,133	$104,019	$96,462

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2017				Six Months Ended June 30, 2016
	Non-life Run-off	Atrium	StarStone	Total	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$300,984	$26,494	$152,358	$479,836	$275,369	$20,271	$116,129	$411,769
Net change in case and LAE reserves	(210,543)	(527)	(1,214)	(212,284)	(183,345)	263	34,391	(148,691)
Net change in IBNR reserves	(140,958)	(5,346)	(16,802)	(163,106)	(139,899)	13,429	44,372	(82,098)
Amortization of deferred charges	6,076	—	—	6,076	7,345	—	—	7,345
Increase (reduction) in estimates of net ultimate losses	(44,441)	20,621	134,342	110,522	(40,530)	33,963	194,892	188,325
Reduction in provisions for bad debt	(735)	—	—	(735)	(6,630)	—	—	(6,630)
Increase (reduction) in provisions for unallocated LAE	(25,258)	(64)	286	(25,036)	(14,361)	134	1,768	(12,459)
Amortization of fair value adjustments	2,025	120	(634)	1,511	13,277	(1,375)	(1,458)	10,444
Changes in fair value - fair value option	1,250	—	—	1,250	—	—	—	—
Net incurred losses and LAE	$(67,159)	$20,677	$133,994	$87,512	$(48,244)	$32,722	$195,202	$179,680

Non-Life Run-off Segment
The table below provides a reconciliation of the beginning and ending reserves for losses and LAE for the three and six months ended June 30, 2017 and 2016 for the Non-life Run-off segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance as at beginning of period	$6,478,150	$5,459,216	$4,716,363	$4,585,454
Less: reinsurance reserves recoverable	1,504,371	977,096	1,000,953	1,034,747
Less: deferred charges on retroactive insurance	93,605	254,300	94,551	255,911
Net balance as at beginning of period	4,880,174	4,227,820	3,620,859	3,294,796
Net incurred losses and LAE:
Current period	461	518	1,175	6,587
Prior periods	(64,863)	(25,208)	(68,334)	(54,831)
Total net incurred losses and LAE	(64,402)	(24,690)	(67,159)	(48,244)
Net paid losses:
Current period	(130)	(2,058)	(371)	(4,048)
Prior periods	(144,282)	(140,998)	(300,613)	(271,321)
Total net paid losses	(144,412)	(143,056)	(300,984)	(275,369)
Effect of exchange rate movement	56,887	(18,963)	74,512	(14,323)
Acquired on purchase of subsidiaries	—	10,019	—	10,019
Assumed business	—	—	1,401,019	1,084,251
Net balance as at June 30	4,728,247	4,051,130	4,728,247	4,051,130
Plus: reinsurance reserves recoverable	1,500,557	927,725	1,500,557	927,725
Plus: deferred charges on retroactive reinsurance	88,475	247,272	88,475	247,272
Balance as at June 30	$6,317,279	$5,226,127	$6,317,279	$5,226,127

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net incurred losses and LAE in the Non-life Run-off segment for the three months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,
	2017			2016
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$144,282	$130	$144,412	$140,998	$2,058	$143,056
Net change in case and LAE reserves	(127,393)	(16)	(127,409)	(74,832)	272	(74,560)
Net change in IBNR reserves	(62,604)	293	(62,311)	(101,240)	(1,596)	(102,836)
Amortization of deferred charges	5,130	—	5,130	5,734	—	5,734
Increase (reduction) in estimates of net ultimate losses	(40,585)	407	(40,178)	(29,340)	734	(28,606)
Increase (reduction) in provisions for bad debt	(735)	—	(735)	(5,184)	—	(5,184)
Increase (reduction) in provisions for unallocated LAE	(10,989)	54	(10,935)	(6,355)	(216)	(6,571)
Amortization of fair value adjustments	678	—	678	15,671	—	15,671
Changes in fair value - fair value option	(13,232)	—	(13,232)	—	—	—
Net incurred losses and LAE	$(64,863)	$461	$(64,402)	$(25,208)	$518	$(24,690)
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
Three Months Ended June 30, 2017
The reduction in net incurred losses and LAE for the three months ended June 30, 2017 of $64.4 million included net incurred losses and LAE of $0.5 million related to current period net earned premium, related to the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $0.5 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $64.9 million, which was attributable to a reduction in estimates of net ultimate losses of $40.6 million, a reduction in provisions for bad debt of $0.7 million, a reduction in provisions for unallocated LAE of $11.0 million, relating to 2017 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired of $0.7 million and a decrease in fair value of $13.2 million related to our assumed retroactive reinsurance agreements with RSA and QBE completed during the quarter and for which we have elected the fair value option. The reduction in estimates of net ultimate losses for the three months ended June 30, 2017 included a net change in case and IBNR reserves of $190.0 million. The reduction of estimates in net ultimate losses for the three months ended June 30, 2017 was reduced by amortization of the deferred charge of $5.1 million. The reduction in provisions for bad debt of $0.7 million was a result of the collection of dividends from insolvent reinsurer estates.
Three Months Ended June 30, 2016
The reduction in net incurred losses and LAE for the three months ended June 30, 2016 of $24.7 million included net incurred losses and LAE of $0.5 million related to current period net earned premium of $0.5 million, primarily for the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $0.5 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $25.2 million, which was attributable to a reduction in estimates of net ultimate losses of $29.3 million, a reduction in provisions for bad debt of $5.2 million, and a reduction in provisions for unallocated LAE of $6.4 million, and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $15.7 million, relating to 2016 run-off activity. The reduction in estimates of net ultimate losses for the three months ended June 30, 2016 included a net change in case and IBNR reserves of $176.1 million. The reduction of estimates in net ultimate losses for the three months ended June 30, 2016 was reduced by amortization of the deferred charge of $5.7 million. The reduction in provisions for bad debt of $5.2 million was a result of the collection of certain reinsurance recoverables against which bad debt provisions had been provided in earlier periods.
Net incurred losses and LAE in the Non-life Run-off segment for the six months ended June 30, 2017 and 2016 were as follows:

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30,
	2017			2016
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$300,613	$371	$300,984	$271,321	$4,048	$275,369
Net change in case and LAE reserves	(210,527)	(16)	(210,543)	(183,801)	456	(183,345)
Net change in IBNR reserves	(141,682)	724	(140,958)	(141,753)	1,854	(139,899)
Amortization of deferred charges	6,076	—	6,076	7,345	—	7,345
Increase (reduction) in estimates of net ultimate losses	(45,520)	1,079	(44,441)	(46,888)	6,358	(40,530)
Increase (reduction) in provisions for bad debt	(735)	—	(735)	(6,630)	—	(6,630)
Increase (reduction) in provisions for unallocated LAE	(25,354)	96	(25,258)	(14,590)	229	(14,361)
Amortization of fair value adjustments	2,025	—	2,025	13,277	—	13,277
Changes in fair value - fair value option	1,250	—	1,250	—	—	—
Net incurred losses and LAE	$(68,334)	$1,175	$(67,159)	$(54,831)	$6,587	$(48,244)

Six Months Ended June 30, 2017
The reduction in net incurred losses and LAE for the six months ended June 30, 2017 of $67.2 million included net incurred losses and LAE of $1.2 million related to current period net earned premium, related to the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $1.2 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $68.3 million, which was attributable to a reduction in estimates of net ultimate losses of $45.5 million, a reduction in provisions for bad debt of $0.7 million and a reduction in provisions for unallocated LAE of $25.4 million, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired of $2.0 million and an increase in fair value of $1.3 million related to our assumed retroactive reinsurance agreements with RSA and QBE completed during the period and for which we have elected the fair value option. The reduction in estimates of net ultimate losses for the six months ended June 30, 2017 included a net change in case and IBNR reserves of $352.2 million. The reduction of estimates in net ultimate losses for the six months ended June 30, 2017 was reduced by amortization of the deferred charge of $6.1 million. The reduction in provisions for bad debt of $0.7 million was a result of the collection of dividends from insolvent reinsurer estates.
Six Months Ended June 30, 2016
The reduction in net incurred losses and LAE for the six months ended June 30, 2016 of $48.2 million included net incurred losses and LAE of $6.6 million related to current period net earned premium of $5.0 million, primarily for the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $6.6 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $54.8 million, which was attributable to a reduction in estimates of net ultimate losses of $46.9 million, a reduction in provisions for bad debt of $6.6 million and a reduction in provisions for unallocated LAE of $14.6 million, relating to 2016 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $13.3 million. The reduction in estimates of net ultimate losses for the six months ended June 30, 2016 included a net change in case and IBNR reserves of $325.6 million. The reduction of estimates in net ultimate losses for the six months ended June 30, 2016 was reduced by amortization of the deferred charge of $7.3 million.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Atrium
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance as at beginning of period	$212,123	$209,919	$212,122	$201,017
Less: reinsurance reserves recoverable	30,625	26,249	30,009	25,852
Net balance as at beginning of period	181,498	183,670	182,113	175,165
Net incurred losses and LAE:
Current period	14,858	20,568	29,279	36,631
Prior periods	(6,669)	(3,435)	(8,602)	(3,909)
Total net incurred losses and LAE	8,189	17,133	20,677	32,722
Net paid losses:
Current period	(5,398)	(5,255)	(9,660)	(7,493)
Prior periods	(7,423)	(7,268)	(16,834)	(12,778)
Total net paid losses	(12,821)	(12,523)	(26,494)	(20,271)
Effect of exchange rate movement	2,031	(1,912)	2,601	(1,248)
Net balance as at June 30	178,897	186,368	178,897	186,368
Plus: reinsurance reserves recoverable	29,749	26,856	29,749	26,856
Balance as at June 30	$208,646	$213,224	$208,646	$213,224
Net incurred losses and LAE in the Atrium segment for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,
	2017			2016
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$7,423	$5,398	$12,821	$7,268	$5,255	$12,523
Net change in case and LAE reserves	(2,007)	886	(1,121)	(3,391)	5,426	2,035
Net change in IBNR reserves	(12,221)	8,679	(3,542)	(6,181)	9,719	3,538
Increase (reduction) in estimates of net ultimate losses	(6,805)	14,963	8,158	(2,304)	20,400	18,096
Increase (reduction) in provisions for unallocated LAE	49	(105)	(56)	(118)	168	50
Amortization of fair value adjustments	87	—	87	(1,013)	—	(1,013)
Net incurred losses and LAE	$(6,669)	$14,858	$8,189	$(3,435)	$20,568	$17,133

	Six Months Ended June 30,
	2017			2016
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$16,834	$9,660	$26,494	$12,778	$7,493	$20,271
Net change in case and LAE reserves	(5,123)	4,596	(527)	(7,351)	7,614	263
Net change in IBNR reserves	(20,358)	15,012	(5,346)	(7,772)	21,201	13,429
Increase (reduction) in estimates of net ultimate losses	(8,647)	29,268	20,621	(2,345)	36,308	33,963
Increase (reduction) in provisions for unallocated LAE	(75)	11	(64)	(189)	323	134
Amortization of fair value adjustments	120	—	120	(1,375)	—	(1,375)
Net incurred losses and LAE	$(8,602)	$29,279	$20,677	$(3,909)	$36,631	$32,722

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

StarStone
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance as at beginning of period	$1,070,314	$972,372	$1,059,382	$933,678
Less: reinsurance reserves recoverable	360,495	299,393	357,231	299,783
Net balance as at beginning of period	709,819	672,979	702,151	633,895
Net incurred losses and LAE:
Current period	66,081	105,548	136,491	198,718
Prior periods	(248)	(1,529)	(2,497)	(3,516)
Total net incurred losses and LAE	65,833	104,019	133,994	195,202
Net paid losses:
Current period	(10,645)	(9,709)	(14,861)	(10,815)
Prior periods	(53,517)	(54,744)	(137,497)	(105,314)
Total net paid losses	(64,162)	(64,453)	(152,358)	(116,129)
Effect of exchange rate movement	10,313	(7,252)	6,623	(7,675)
Assumed business	0	—	31,393	—
Net balance as at June 30	721,803	705,293	721,803	705,293
Plus: reinsurance reserves recoverable	393,656	289,201	393,656	289,201
Balance as at June 30	$1,115,459	$994,494	$1,115,459	$994,494
Net incurred losses and LAE in the StarStone segment for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,
	2017			2016
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$53,517	$10,645	$64,162	$54,744	$9,709	$64,453
Net change in case and LAE reserves	(16,621)	24,766	8,145	(26,737)	48,473	21,736
Net change in IBNR reserves	(35,828)	29,178	(6,650)	(28,321)	45,606	17,285
Increase (reduction) in estimates of net ultimate losses	1,068	64,589	65,657	(314)	103,788	103,474
Increase (reduction) in provisions for unallocated LAE	(1,205)	1,492	287	(1,002)	1,760	758
Amortization of fair value adjustments	(111)	—	(111)	(213)	—	(213)
Net incurred losses and LAE	$(248)	$66,081	$65,833	$(1,529)	$105,548	$104,019

	Six Months Ended June 30,
	2017			2016
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$137,497	$14,861	$152,358	$105,314	$10,815	$116,129
Net change in case and LAE reserves	(41,464)	40,250	(1,214)	(22,102)	56,493	34,391
Net change in IBNR reserves	(94,765)	77,963	(16,802)	(83,234)	127,606	44,372
Increase (reduction) in estimates of net ultimate losses	1,268	133,074	134,342	(22)	194,914	194,892
Increase (reduction) in provisions for unallocated LAE	(3,131)	3,417	286	(2,036)	3,804	1,768
Amortization of fair value adjustments	(634)	—	(634)	(1,458)	—	(1,458)
Net incurred losses and LAE	$(2,497)	$136,491	$133,994	$(3,516)	$198,718	$195,202

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. POLICY BENEFITS FOR LIFE AND ANNUITY CONTRACTS
Policy benefits for life contracts as at June 30, 2017 and December 31, 2016 were $114.7 million and $112.1 million, respectively. The annuity amounts presented in previous financial statements are now classified as held-for-sale liabilities. Refer to Note 2 - "Significant Accounting Policies - (d) Policy Benefits for Life and Annuity Contracts" of the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016 for a description of the assumptions used and the process for establishing our assumptions and estimates.

11. PREMIUMS WRITTEN AND EARNED
The following table provides a summary of net premiums written and earned in our Non-life Run-off, Atrium, StarStone and Life and Annuities segments for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Non-life Run-off
Gross	$1,222	$4,712	$7,066	$9,216	$2,205	$6,008	$13,763	$17,163
Ceded	683	(1,347)	(4,290)	(4,740)	(219)	(2,567)	(5,716)	(7,252)
Net	$1,905	$3,365	$2,776	$4,476	$1,986	$3,441	$8,047	$9,911
Atrium
Gross	$34,565	$35,822	$37,781	$35,908	$80,978	$72,042	$79,299	$71,342
Ceded	(3,238)	(3,442)	(4,619)	(4,150)	(7,732)	(7,442)	(7,957)	(7,673)
Net	$31,327	$32,380	$33,162	$31,758	$73,246	$64,600	$71,342	$63,669
StarStone
Gross	$224,564	$212,720	$223,368	$208,548	$451,100	$418,304	$440,412	$402,664
Ceded	(109,030)	(94,169)	(41,023)	(37,513)	(216,700)	(184,345)	(107,930)	(77,547)
Net	$115,534	$118,551	$182,345	$171,035	$234,400	$233,959	$332,482	$325,117
Life and Annuities
Life	$782	$1,275	$1,440	$1,440	$1,975	$2,469	$2,881	$2,899
Total	$149,548	$155,571	$219,723	$208,709	$311,607	$304,469	$414,752	$401,596

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. GOODWILL, INTANGIBLE ASSETS AND DEFERRED CHARGE
The following table presents a reconciliation of the beginning and ending goodwill, intangible assets and the deferred charges during the six months ended June 30, 2017:

	Goodwill	Intangible assets with a definite life - Other	Intangible assets with an indefinite life	Total	Intangible assets with a definite life - FVA	Other assets - Deferred Charges
Balance as at December 31, 2016	$73,071	$24,753	$87,031	$184,855	$145,158	$94,551
Acquired during the period	—	—	—	—	—	—
Amortization	—	(2,351)	—	(2,351)	103	(6,076)
Balance as at June 30, 2017	$73,071	$22,402	$87,031	$182,504	$145,261	$88,475
Refer to Note 14 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016 for more information on goodwill, intangible assets and the deferred charges.
Intangible asset amortization for the three and six months ended June 30, 2017 was $0.7 million and $2.2 million, respectively, compared to $15.3 million and $15.4 million for the comparative periods in 2016.
The gross carrying value, accumulated amortization and net carrying value of intangible assets by type and the deferred charge at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017			December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with a definite life:
Fair value adjustments:
Losses and LAE liabilities	$458,202	$(333,934)	$124,268	$458,202	$(334,475)	$123,727
Reinsurance balances recoverable	(175,924)	159,901	(16,023)	(175,924)	160,350	(15,574)
Other Assets	(48,840)	220	(48,620)	(48,840)	—	(48,840)
Other Liabilities	85,845	(209)	85,636	85,845	—	85,845
Total	$319,283	$(174,022)	$145,261	$319,283	$(174,125)	$145,158
Other:
Distribution channel	$20,000	$(4,777)	$15,223	$20,000	$(4,111)	$15,889
Technology	15,000	(12,313)	2,687	15,000	(10,978)	4,022
Brand	7,000	(2,508)	4,492	7,000	(2,158)	4,842
Total	$42,000	$(19,598)	$22,402	$42,000	$(17,247)	$24,753
Intangible assets with an indefinite life:
Lloyd’s syndicate capacity	$37,031	$—	$37,031	$37,031	$—	$37,031
Licenses	19,900	—	19,900	19,900	—	19,900
Management contract	30,100	—	30,100	30,100	—	30,100
Total	$87,031	$—	$87,031	$87,031	$—	$87,031

Deferred charges on retroactive reinsurance	$278,643	$(190,168)	$88,475	$278,643	$(184,092)	$94,551

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. DEBT OBLIGATIONS
We utilize debt arrangements primarily for acquisitions and, from time to time, for general corporate purposes. Debt obligations as of June 30, 2017 and December 31, 2016 were as follows:

Facility	Origination Date	Term	June 30, 2017	December 31, 2016
Senior Notes	March 10, 2017	5 years	$350,000	$—
Less: Unamortized debt issuance costs			(2,811)	—
Total Senior Notes			347,189	—
EGL Revolving Credit Facility	September 16, 2014	5 years	218,598	535,103
EGL Term Loan Facility	November 18, 2016	3 years	75,000	75,000
Sussex Facility	December 24, 2014	4 years	—	63,500
Total debt obligations			$640,787	$673,603
For the three months ended June 30, 2017 and 2016, interest expense was $6.8 million and $5.4 million, respectively, on our debt obligations. For the six months ended June 30, 2017 and 2016, interest expense was $13.0 million and $10.8 million, respectively.
Senior Notes
On March 10, 2017, we issued Senior Notes (the "Notes") for an aggregate principal amount of $350.0 million. The Notes pay 4.5% interest semi-annually and mature on March 10, 2022. The Notes are unsecured and unsubordinated obligations that rank equal to any of our other unsecured and unsubordinated obligations, senior to any future obligations that are expressly subordinated to the Notes, effectively subordinate to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally subordinate to all liabilities of our subsidiaries.
The Notes are rated BBB- and are redeemable at our option on a make whole basis at any time prior to the date that is one month prior to the maturity of the Notes. On or after the date that is one month prior to the maturity of the Notes, the Notes are redeemable at a redemption price equal to 100% of the principal amount of the Notes to be redeemed.
We incurred costs of $2.9 million in issuing the Notes. These costs included underwriters’ fees, legal and accounting fees, and other fees, and are capitalized and presented as a direct deduction from the principal amount of debt obligations in the consolidated balance sheets. These costs are amortized over the term of the Notes and are included in interest expense in our consolidated statements of earnings.
EGL Revolving Credit Facility
This 5-year revolving credit facility, originated on September 16, 2014 and most recently amended on March 20, 2017, is among Enstar Group Limited and certain of its subsidiaries, as borrowers and as guarantors, and various financial institutions. We are permitted to borrow up to an aggregate of $831.3 million under the facility. As of June 30, 2017, there was $612.7 million of available unutilized capacity under this facility. We are in compliance with the covenants of the EGL Revolving Credit Facility. Subsequent to June 30, 2017, we utilized $nil and repaid $2.2 million, bringing unutilized capacity under this facility to $614.9 million.
As of June 30, 2017 and December 31, 2016, there was a €75.0 million loan (approximately $85.6 million as of June 30, 2017) under the facility that was designated as a non-derivative hedge of our net investment in certain subsidiaries whose functional currency is denominated in Euros. The foreign exchange effect of revaluing these Euro borrowings resulted in a loss of $5.4 million and $6.5 million recognized in the currency translation adjustment within accumulated other comprehensive income (loss) for the three and six months ended June 30, 2017, respectively. These amounts were offset against equivalent amounts recognized upon the translation of those subsidiaries' financial statements from functional currency into U.S. dollars. There were no ineffective portions of the net investment hedge during the three and six months ended June 30, 2017 and the three months ended June 30, 2016, which would have required reclassification from accumulated other comprehensive income (loss) into earnings. The non-derivative hedge was not in place during the three months ended March 31, 2016.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EGL Term Loan Facility
On November 18, 2016, we entered into and fully utilized a 3-year $75.0 million unsecured term loan (the "EGL Term Loan Facility"). We are in compliance with the covenants of the EGL Term Loan Facility.
Sussex Facility
On December 24, 2014, we entered into a 4-year term loan (the "Sussex Facility") with two financial institutions. This facility was initially utilized to borrow $109.0 million to fund 50% of the consideration payable for the acquisition of Sussex, which was completed on January 27, 2015. We repaid the outstanding principal in June 2017 and terminated the facility.
Refer to Note 15 of the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016 for further information on the terms of the above facilities.
14. NONCONTROLLING INTERESTS
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest ("RNCI") as of June 30, 2017 and December 31, 2016 comprised the ownership interests held by the Trident V Funds ("Trident") (39.32%) and Dowling Capital Partners, L.P. ("Dowling")(1.71%) in our subsidiary North Bay Holdings Limited ("North Bay"). North Bay owns our investments in StarStone and Atrium as well as certain non-life run-off portfolios. The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI as of June 30, 2017 and December 31, 2016:

	Six Months Ended June 30, 2017	Year Ended December 31, 2016
Balance at beginning of period	$454,522	$417,663
Dividends paid	(27,458)	—
Net earnings attributable to RNCI	28,069	40,639
Accumulated other comprehensive earnings attributable to RNCI	1,498	651
Change in redemption value of RNCI	1,015	(4,431)
Balance at end of period	$457,646	$454,522
Refer to Note 19 - "Related Party Transactions" and Note 20 - "Commitments and Contingencies" for additional information regarding RNCI.
Noncontrolling Interest
As of June 30, 2017 and December 31, 2016, we had $9.4 million and $8.5 million, respectively, of noncontrolling interest ("NCI") primarily related to an external interest in one of our non-life run-off subsidiaries.
15. SHARE CAPITAL
During the six months ended June 30, 2017, 192,485 Series C Non-Voting Ordinary Shares were converted into Voting Ordinary Shares in a widely dispersed offering by their registered holders.
Refer to Note 17 of the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information on our share capital.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net earnings from continuing operations	$95,057	$38,216	$149,366	$83,531
Net earnings (losses) from discontinued operations	(4,871)	2,378	(4,500)	2,583
Net earnings attributable to Enstar Group Limited	90,186	40,594	144,866	86,114
Denominator:
Weighted average ordinary shares outstanding — basic	19,387,650	19,295,280	19,381,225	19,289,119
Effect of dilutive securities:
Share-based compensation plans	53,720	42,854	54,182	41,462
Warrants	70,059	92,330	70,670	89,960
Weighted average ordinary shares outstanding — diluted	19,511,429	19,430,464	19,506,077	19,420,541
Earnings per share attributable to Enstar Group Limited:
Basic:
Net earnings from continuing operations	$4.90	$1.98	$7.71	$4.33
Net earnings (losses) from discontinued operations	$(0.25)	$0.12	$(0.23)	$0.13
Net earnings per ordinary share	$4.65	$2.10	$7.48	$4.46
Diluted:
Net earnings from continuing operations	$4.87	$1.97	$7.66	$4.30
Net earnings (losses) from discontinued operations	$(0.25)	$0.12	$(0.23)	$0.13
Net earnings per ordinary share	$4.62	$2.09	$7.43	$4.43
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
Share-based compensation expense for the three and six months ended June 30, 2017 was $6.2 million and $10.0 million, respectively, as compared to $3.7 million and $11.9 million for the comparative periods in 2016.
Employee share purchase plan expense for the three and six months ended June 30, 2017 and 2016 was less than $0.1 million and less than $0.2 million, respectively.
Pension expense for the three and six months ended June 30, 2017 was $3.2 million and $5.5 million, respectively, as compared to $2.8 million and $5.9 million for the comparative periods in 2016.

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
Interim Tax Expense
The effective tax rates on income for the three months ended June 30, 2017 and 2016 were 4.2% and 14.5%, respectively. The effective tax rates on income for the six months ended June 30, 2017 and 2016 were 1.0% and 13.2%, respectively. The effective tax rate on income differs from the statutory rate of 0% due to tax on foreign operations, primarily the United States and the United Kingdom. We have foreign operating subsidiaries and branch operations principally located in the United States, United Kingdom, Continental Europe and Australia that are subject to federal, foreign, state and local taxes in those jurisdictions. Deferred income tax liabilities have not been accrued with respect to the undistributed earnings of our foreign subsidiaries. If the earnings were to be distributed, as dividends or other distributions, withholding taxes may be imposed by the jurisdiction of the paying subsidiary. For our U.S. subsidiaries, we have not currently accrued any withholding taxes with respect to un-remitted earnings as management has no current intention of remitting these earnings. For our United Kingdom subsidiaries, there are no withholding taxes imposed. For our other foreign subsidiaries, it would not be practicable to compute such amounts due to a variety of factors, including the amount, timing, and manner of any repatriation. Because we operate in many jurisdictions, our net earnings are subject to risk due to changing tax laws and tax rates around the world. The current, rapidly changing economic environment may increase the likelihood of substantial changes to tax laws in the jurisdictions in which we operate.
Accounting for Uncertainty in Income Taxes
There were no unrecognized tax benefits relating to uncertain tax positions as at June 30, 2017 and December 31, 2016.
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
In addition, we have entered into certain agreements with Trident with respect to Trident’s co-investments in the Atrium, Arden, and StarStone acquisitions. These include investors’ agreements and shareholders’ agreements, which provide for, among other things: (i) our right to redeem Trident’s equity interest in the Atrium/Arden and StarStone transactions in cash at fair market value within the 90 days following the fifth anniversary of the Arden and StarStone closings, respectively, and at any time following the seventh anniversary of the Arden and StarStone closings, respectively; and (ii) Trident’s right to have its equity co-investment interests in the Atrium/Arden and StarStone transactions redeemed by us at fair market value (which we may satisfy in either cash or our ordinary shares) following the seventh anniversaries of the Arden closing and StarStone closing, respectively. As of June 30, 2017, we have included $438.6 million (December 31, 2016: $435.6 million) as RNCI on our balance sheet relating to these Trident co-investment transactions. Pursuant to the terms of the shareholders’ agreements, Mr. Carey serves as a Trident representative on the boards of the holding companies established in connection with the Atrium/Arden and StarStone co-investment transactions. Trident also has a second representative on these boards who is a Stone Point employee.
As at June 30, 2017, we had investments in funds (carried within other investments) and a registered investment company affiliated with entities owned by Trident or otherwise affiliated with Stone Point. The fair value of the investments in the funds was $243.3 million and $232.1 million as of June 30, 2017 and December 31, 2016, respectively. The fair value of our investment in the registered investment company was $26.9 million and $20.9 million as at June 30, 2017 and December 31, 2016, respectively. For the six months ended June 30, 2017 and 2016, we recognized net realized and unrealized gains of $11.7 million and $5.8 million, respectively, in respect of the fund investments and net unrealized gains of $5.0 million and net unrealized losses of $0.5 million, respectively, in respect of the registered investment company investment. For the six months ended June 30, 2017 and 2016, we recognized interest income of $1.3 million in respect of the registered investment company.
We also have separate accounts, with a balance of $229.0 million and $215.0 million as at June 30, 2017 and December 31, 2016, respectively, managed by Eagle Point Credit Management and PRIMA Capital Advisors, which are affiliates of entities owned by Trident, with respect to which we incurred approximately $0.3 million and $0.2 million in management fees for the six months ended June 30, 2017 and 2016, respectively.
In addition, we are invested in funds (carried within other investments) managed by Sound Point Capital, an entity in which Mr. Carey has an indirect minority ownership interest and serves as a director. The fair value of our investments in Sound Point Capital funds was $26.2 million and $25.4 million as of June 30, 2017 and December 31, 2016, respectively. For the six months ended June 30, 2017 and 2016, we have recognized net unrealized gains of $0.8 million and $0.7 million, respectively, in respect of investments managed by Sound Point Capital.
Sound Point Capital has acted as collateral manager for certain of our direct investments in CLO equity securities. The fair value of these investments was $17.8 million and $20.3 million as at June 30, 2017 and December 31, 2016, respectively. For the six months ended June 30, 2017 and 2016, we recognized net unrealized losses of $2.5 million and net unrealized gains of $0.7 million, respectively. For the six months ended June 30, 2017 and 2016, we recognized interest income of $2.5 million and $3.6 million, respectively, in respect of these investments.
We have a separate account managed by Sound Point Capital, with a balance of $61.5 million and $61.2 million as at June 30, 2017 and December 31, 2016, respectively, with respect to which we incurred approximately $0.2 million and $0.1 million in management fees for the six months ended June 30, 2017 and 2016, respectively.
CPPIB
Canada Pension Plan Investment Board ("CPPIB"), together with management of Wilton Re, owns 100% of the common stock of Wilton Re. Subsequent to the closing of our transaction with Wilton Re to acquire our life settlements investments, on June 3, 2015, CPPIB purchased voting and non-voting shares in Enstar from FR XI Offshore AIV, L.P.,

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

First Reserve Fund XII, L.P., FR XII-A Parallel Vehicle L.P. and FR Torus Co-Investment, L.P. These shares constitute an approximately 9.1% voting interest and an approximately 9.8% aggregate economic interest in Enstar. On September 29, 2015, CPPIB exercised its acquired right to appoint a representative to our Board of Directors. During November 2016, CPPIB acquired additional non-voting shares in Enstar from Goldman Sachs in a private transaction. Following this transaction, CPPIB's shares constitute an approximate 9.1% voting interest and an approximate 16% aggregate economic interest in Enstar.
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
We also have a pre-existing reinsurance recoverable based on normal commercial terms from a company later acquired by Wilton Re, which was carried on our balance sheet at $8.8 million as of June 30, 2017.
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
We recorded the investment in KaylaRe using the equity method basis of accounting, pursuant to the conclusion that we are not required to consolidate following an analysis based on the guidance in ASC 810 - Consolidation. Our investment in the common shares and warrants of KaylaRe was carried at $312.9 million and $294.6 million in other assets on our consolidated balance sheet as at June 30, 2017 and December 31, 2016, respectively.
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
Through a Quota Share Agreement dated December 15, 2016 (the "KaylaRe-StarStone QS"), several of our StarStone affiliates have entered into a Quota Share Treaty with KaylaRe Ltd. pursuant to which KaylaRe Ltd. reinsures 35% of all business written by these StarStone affiliates for risks attaching from January 1, 2016, net of the StarStone affiliates’ external reinsurance programs. During the three and six months ended June 30, 2017, StarStone ceded $56.0 million and $113.3 million of premium earned, $33.7 million and $60.0 million of net incurred losses and LAE and $21.9 million and $45.3 million of acquisition costs to KaylaRe Ltd. under the KaylaRe-StarStone QS. Our Non-life Run-off subsidiaries did not cede any net incurred losses to KaylaRe Ltd. during the three and six months ended June 30, 2017.
Our consolidated balance sheets as at June 30, 2017 and December 31, 2016 include the following balances related to transactions between us and KaylaRe and KaylaRe Ltd.: reinsurance recoverable of $288.2 million (2016: $242.1 million), prepaid reinsurance premiums of $114.5 million (2016: $109.0 million), funds held of $182.3 million (2016: $182.3 million) recorded in other liabilities, insurance and reinsurance balances payable of $196.5 million (2016: $132.6 million), and ceded acquisition costs of $32.1 million (2016: $41.2 million) recorded as a reduction of deferred acquisition costs.

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
As of June 30, 2017 and December 31, 2016, our equity method investee, KaylaRe, had investments in a fund managed by Hillhouse with a fair value of $397.3 million and $350.0 million, respectively.

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
We limit the amount of credit exposure to any one counterparty, and none of our counterparty credit exposures, excluding U.S. and U.K. Government instruments and the funds held counterparty noted above, exceeded 10% of shareholders’ equity as at June 30, 2017. Our credit exposure to the U.S. and U.K. governments was $1,086.6 million and $631.5 million, respectively, as at June 30, 2017.
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
Unfunded Investment Commitments
As at June 30, 2017, we had unfunded commitments to investment funds of $183.7 million.
Guarantees
As at June 30, 2017 and December 31, 2016, parental guarantees supporting subsidiaries' insurance obligations were $637.3 million and $625.7 million, respectively.
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
Other liabilities included $213.2 million and $220.5 million for indemnity and defense costs for pending and future claims at June 30, 2017 and December 31, 2016, respectively, determined using standard actuarial techniques for asbestos-related exposures. Other liabilities also included $2.2 million and $2.3 million for environmental liabilities associated with Dana properties at June 30, 2017 and December 31, 2016, respectively.

Other assets included $128.3 million and $133.0 million at June 30, 2017 and December 31, 2016, respectively, for estimated insurance recoveries relating to these liabilities. The recorded asset represents our assessment of the capacity of the insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recognition of these recoveries is based on an assessment of the right to recover under the respective contracts and on the financial strength of the insurers. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if the accrued indemnity and defense costs were paid in full.

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
The following tables set forth selected and condensed consolidated statement of earnings results by segment for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$3,365	$32,380	$118,551	$1,275	$—	$155,571
Fees and commission income	10,817	8,070	—	—	(220)	18,667
Net investment income	39,572	861	7,189	3,019	(1,224)	49,417
Net realized and unrealized gains (losses)	50,556	474	7,209	(6,362)	—	51,877
Other income	10,769	50	33	4	—	10,856
	115,079	41,835	132,982	(2,064)	(1,444)	286,388
EXPENSES
Net incurred losses and LAE	(64,402)	8,189	65,833	—	—	9,620
Life and annuity policy benefits	—	—	—	4,289	—	4,289
Acquisition costs	(946)	12,057	17,698	150	1,396	30,355
General and administrative expenses	63,335	9,950	32,950	1,871	(1,616)	106,490
Interest expense	7,646	265	644	242	(1,224)	7,573
Net foreign exchange losses	1,879	3,480	815	948	—	7,122
Loss on sale of subsidiary	—	—	—	9,609	—	9,609
	7,512	33,941	117,940	17,109	(1,444)	175,058
EARNINGS (LOSSES) BEFORE INCOME TAXES	107,567	7,894	15,042	(19,173)	—	111,330
INCOME TAXES	(3,679)	(368)	(679)	(5)	—	(4,731)
NET EARNINGS (LOSSES) FROM CONTINUING OPERATIONS	103,888	7,526	14,363	(19,178)	—	106,599
NET EARNINGS (LOSSES) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	—	—	—	(4,871)	—	(4,871)
Less: Net earnings attributable to noncontrolling interest	(2,621)	(3,087)	(5,834)	—	—	(11,542)
NET EARNINGS (LOSSES) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$101,267	$4,439	$8,529	$(24,049)	$—	$90,186

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2017
	Non-life run-off	Atrium	StarStone	Life and annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$3,441	$64,600	$233,959	$2,469	$—	$304,469
Fees and commission income	19,540	11,442	1,166	—	(1,567)	30,581
Net investment income	75,301	1,985	12,638	10,353	(2,121)	98,156
Net realized and unrealized gains (losses)	102,114	892	13,908	(6,518)	—	110,396
Other income	22,697	119	79	159		23,054
	223,093	79,038	261,750	6,463	(3,688)	566,656
EXPENSES
Net incurred losses and LAE	(67,159)	20,677	133,994	—	—	87,512
Life and annuity policy benefits	—	—	—	3,988	—	3,988
Acquisition costs	(546)	22,829	28,312	581		51,176
General and administrative expenses	123,040	17,161	66,971	3,353	(1,567)	208,958
Interest expense	14,327	536	1,266	433	(2,121)	14,441
Net foreign exchange losses (gains)	2,664	4,312	2,708	1,153	—	10,837
Loss on sale of subsidiary	—	—	—	9,609	—	9,609
	72,326	65,515	233,251	19,117	(3,688)	386,521
EARNINGS BEFORE INCOME TAXES	150,767	13,523	28,499	(12,654)	—	180,135
INCOME TAXES	(4,639)	(724)	3,570	(9)	—	(1,802)
NET EARNINGS (LOSSES) FROM CONTINUING OPERATIONS	146,128	12,799	32,069	(12,663)	—	178,333
NET EARNINGS (LOSSES) FROM DISCONTINUING OPERATIONS, NET OF INCOME TAX EXPENSE	—	—	—	(4,500)	—	(4,500)
Less: Net earnings attributable to noncontrolling interest	(10,630)	(5,250)	(13,087)	—	—	(28,967)
NET EARNINGS (LOSSES) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$135,498	$7,549	$18,982	$(17,163)	$—	$144,866

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2016
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$4,476	$31,758	$171,035	$1,440	$—	$208,709
Fees and commission income	865	6,378	—	—	3,244	10,487
Net investment income	37,581	635	5,753	1,822	(859)	44,932
Net realized and unrealized gains	26,161	68	8,021	253	—	34,503
Other income	2,036	65	1,584	(396)	—	3,289
	71,119	38,904	186,393	3,119	2,385	301,920
EXPENSES
Net incurred losses and LAE	(24,690)	17,133	104,019	—	—	96,462
Life and annuity policy benefits	—	—	—	(1,613)	—	(1,613)
Acquisition costs	(56)	11,240	32,518	162	(17)	43,847
General and administrative expenses	61,449	6,629	31,311	1,551	3,266	104,206
Interest expense	6,016	—	—	269	(864)	5,421
Net foreign exchange losses (gains)	(3,096)	256	1,027	(43)	—	(1,856)
	39,623	35,258	168,875	326	2,385	246,467
EARNINGS BEFORE INCOME TAXES	31,496	3,646	17,518	2,793	—	55,453
INCOME TAXES	(3,486)	(580)	(3,970)	(14)	—	(8,050)
NET EARNINGS FROM CONTINUING OPERATIONS	28,010	3,066	13,548	2,779	—	47,403
NET EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	—	—	—	2,378	—	2,378
Less: Net earnings attributable to noncontrolling interest	(2,370)	(1,258)	(5,559)	—	—	(9,187)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$25,640	$1,808	$7,989	$5,157	$—	$40,594

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2016
	Non-life run-off	Atrium	StarStone	Life and annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$9,911	$63,669	$325,117	$2,899	$—	$401,596
Fees and commission income	7,431	10,210	—	—	(730)	16,911
Net investment income	73,811	1,189	11,033	10,460	(1,281)	95,212
Net realized and unrealized gains	49,551	108	22,370	751	—	72,780
Other income	3,836	99	1,595	169	—	5,699
	144,540	75,275	360,115	14,279	(2,011)	592,198
EXPENSES
Net incurred losses and LAE	(48,244)	32,722	195,202	—	—	179,680
Life and annuity policy benefits	—	—	—	(1,455)	—	(1,455)
Acquisition costs	1,926	22,327	64,578	328	(283)	88,876
General and administrative expenses	119,562	13,037	61,466	3,522	(447)	197,140
Interest expense	11,496	—	—	604	(1,281)	10,819
Net foreign exchange losses (gains)	(2,216)	2,071	(272)	333	—	(84)
	82,524	70,157	320,974	3,332	(2,011)	474,976
EARNINGS BEFORE INCOME TAXES	62,016	5,118	39,141	10,947	—	117,222
INCOME TAXES	(8,159)	(1,258)	(5,988)	(14)	—	(15,419)
NET EARNINGS FROM CONTINUING OPERATIONS	53,857	3,860	33,153	10,933	—	101,803
NET EARNINGS FROM DISCONTINUING OPERATIONS, NET OF INCOME TAX EXPENSE	—	—	—	2,583	—	2,583
Less: Net earnings attributable to noncontrolling interest	(3,085)	(1,584)	(13,603)	—	—	(18,272)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$50,772	$2,276	$19,550	$13,516	$—	$86,114

Assets by Segment
Invested assets are managed on a subsidiary-by-subsidiary basis, and investment income and realized and unrealized gains (losses) on investments are recognized in each segment as earned. Our total assets as at June 30, 2017 and December 31, 2016 by segment were as follows (the elimination items include the elimination of intersegment assets):

	June 30,	December 31,
	2017	2016
Total assets:
Non-life Run-off	$10,190,090	$8,297,103
Atrium	576,995	563,754
StarStone	3,107,430	2,968,316
Life and annuities	1,555,754	1,644,013
Less:
Eliminations	(599,498)	(607,442)
	$14,830,771	$12,865,744

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition as of June 30, 2017 and results of operations for the three and six months ended June 30, 2017 and 2016 should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016. Some of the information contained in this discussion and analysis or included elsewhere in this quarterly report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" included in this quarterly report and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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
During the six months ended June 30, 2017, we increased our book value per share on a fully diluted basis by 4.8% to $150.56 per share. The increase was primarily due to net earnings attributable to Enstar Group Limited of $144.9 million.
Current Outlook
Our business strategy includes generating growth through acquisitions and reinsurance transactions, particularly in our Non-life Run-off segment, and during the six months ended June 30, 2017 we completed two significant loss portfolio transfer reinsurance transactions with RSA Insurance Group PLC ("RSA") and QBE Insurance Group Limited ("QBE") in our Non-life Run-off segment. The net insurance reserves of $1.2 billion assumed in the RSA transaction reflected the impact of the recent updates to the Ogden rate, which is a discount rate used to determine lump sum compensation payments to injured claimants in the U.K. In our Life and Annuities segment, we have entered into transactions to sell Pavonia and Laguna Life DAC ("Laguna") that are expected to close in the second half of 2017.
Our industry continues to experience challenging market conditions in underwriting and investing. We continue to see overcapacity in many markets for insurable risks, resulting in continued pressure on premium rates and terms and conditions. We seek to maintain a disciplined underwriting approach to underwrite for profitability in our active underwriting segments, StarStone and Atrium. For the six months ended June 30, 2017 compared to 2016, total gross premiums written were relatively consistent in both our StarStone and Atrium segments as we selectively grew in certain lines, which included the development of additional underwriting capabilities. StarStone's net earned premium, net incurred losses and acquisition costs decreased significantly as a result of the 35% quota share reinsurance agreement with our equity method investee KaylaRe Holdings Ltd. ("KaylaRe"), which covers the 2016 and subsequent underwriting years.

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
Although there was significant volatility in the financial and foreign exchange markets following the Brexit referendum on June 23, 2016, this did not have a material impact on our financial statements. This volatility is expected to continue. During the six months ended June 30, 2017, Article 50 of the Lisbon Treaty was triggered, which allows two years for the United Kingdom and the 27 remaining European Union members to reach an agreement, otherwise the United Kingdom will leave the European Union on March 29, 2019. For companies based in the United Kingdom, including our active underwriting and run-off companies, there is heightened uncertainty regarding trading relationships with countries in the European Union. Both our StarStone and Atrium operations have well-diversified sources of premium, which may mitigate the potential impact of Brexit. The majority of business written in StarStone and Atrium is in United States dollars, so the impact of currency volatility on those segments has not been significant. In addition, StarStone already has established operations within the European Economic Area. Lloyd's has stated its intention to retain passporting rights and to lobby the government to include this in its negotiations with the European Union, whilst also evaluating alternative models to access the markets. In the near-term, access to markets is unaffected, and all contracts entered into up until that time are expected to remain valid into the post-Brexit period.
Recent Developments
Our transactions take the form of either acquisition of companies or loss portfolio transfer, where a reinsurance contract transfers a portfolio of loss and loss adjustment expenses ("LAE") liabilities from a (re)insurance counterparty to an Enstar-owned reinsurer.
RSA
On February 7, 2017, we entered into an agreement to reinsure U.K. employers' liability legacy business of RSA. Pursuant to the transaction, our subsidiary assumed gross insurance reserves of £1,046.4 million ($1,301.8 million) relating to 2005 and prior year business. Net insurance reserves assumed were £927.5 million ($1,153.9 million), and the reinsurance premium paid to Enstar’s subsidiary was £801.6 million ($997.2 million). We elected the fair value option for this reinsurance contract, which means changes in the fair value of the net reserves are included in net incurred losses and LAE. The initial fair value adjustment was $174.1 million on the gross reserves and $156.7 million on the net reserves. Refer to Note 6 - "Fair Value Measurements" for a description of the fair value process and assumptions.
Following the initial reinsurance transaction, which transferred the economics of the portfolio up to the policy's limits, we and RSA are pursuing a portfolio transfer of the business under Part VII of the Financial Services and Markets Act 2000, which will provide legal finality for RSA's obligations.  The transfer is subject to court, regulatory and other approvals.
QBE
On January 11, 2017, we closed a transaction to reinsure multi-line property and casualty business of QBE. Our subsidiary assumed gross reinsurance reserves of approximately $1,019.0 million (net reserves of $447.0 million) relating to the portfolio, which primarily includes workers' compensation, construction defect, and general liability discontinued lines of business. We elected the fair value option for this reinsurance contract. The initial fair value adjustment was $180.0 million on the gross reserves and $43.2 million on the net reserves. Refer to Note 6 - "Fair Value Measurements" for a description of the fair value process and assumptions.
In addition our subsidiary has pledged a portion of the premium as collateral to a subsidiary of QBE, and we have provided additional collateral and a limited parental guarantee.
Businesses Held for Sale in the Life and Annuities Segment
On May 12, 2017, we entered into a definitive agreement to sell Laguna for total consideration of €25.6 million (approximately $29.2 million) to an affiliate of Monument Re Limited. The transaction is expected to close in the third quarter of 2017. The closing of the transaction is subject to customary closing conditions, including regulatory approvals. The proceeds of the sale are expected to be used for general corporate purposes.
On February 17, 2017, we entered into a definitive agreement to sell Pavonia for total consideration of $120.0 million to Southland National Holdings, Inc. The transaction is expected to close in the third or fourth quarter of 2017.

The closing of the transaction is subject to customary closing conditions, including regulatory approvals. The proceeds of the sale are expected to be used to pay down our revolving credit facility.
Pavonia and Laguna comprise a substantial portion of the Life and Annuities segment. Refer to Note 3 - "Businesses Held-for-Sale" for further information. Upon completion of these transactions, we expect to re-evaluate our reporting segments.
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
In Atrium’s other operating expense ratio, the excluded general and administrative expenses relate to amortization of the definite-lived intangible assets in the holding company and expenses relating to Atrium Underwriters Limited ("AUL"), including managing agency employee salaries, benefits, bonuses and current year share grant costs. The excluded AUL general and administrative expenses relate to expenses incurred in managing Syndicate 609 ("the syndicate"), and eliminated items represent our share of the fees and commissions paid to AUL by the syndicate. We believe it is a more meaningful presentation to exclude the costs in managing the syndicate because they are principally funded by the profit commission fees earned from the syndicate, which is a revenue item not included in the insurance ratios.
In StarStone’s other operating expense ratio, the excluded general and administrative expenses primarily relate to the amortization of the definite-lived intangible assets, recorded at the holding company level.

Consolidated Results of Operations - For the Three and Six Months Ended June 30, 2017 and 2016
The following table sets forth our consolidated statements of earnings for each of the periods indicated. For a discussion of the critical accounting policies that affect the results of operations, see "Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2016, and within this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$155,571	$208,709	$304,469	$401,596
Fees and commission income	18,667	10,487	30,581	16,911
Net investment income	49,417	44,932	98,156	95,212
Net realized and unrealized gains	51,877	34,503	110,396	72,780
Other income	10,856	3,289	23,054	5,699
	286,388	301,920	566,656	592,198
EXPENSES
Net incurred losses and LAE	9,620	96,462	87,512	179,680
Life and annuity policy benefits	4,289	(1,613)	3,988	(1,455)
Acquisition costs	30,355	43,847	51,176	88,876
General and administrative expenses	106,490	104,206	208,958	197,140
Interest expense	7,573	5,421	14,441	10,819
Net foreign exchange losses (gains)	7,122	(1,856)	10,837	(84)
Loss on sale of subsidiary	9,609	—	9,609	—
	175,058	246,467	386,521	474,976
EARNINGS BEFORE INCOME TAXES	111,330	55,453	180,135	117,222
INCOME TAXES	(4,731)	(8,050)	(1,802)	(15,419)
NET EARNINGS FROM CONTINUING OPERATIONS	106,599	47,403	178,333	101,803
NET EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME	(4,871)	2,378	(4,500)	2,583
Less: Net earnings attributable to noncontrolling interest	(11,542)	(9,187)	(28,967)	(18,272)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$90,186	$40,594	$144,866	$86,114
Highlights
Consolidated Results of Operations for the Three Months Ended June 30, 2017

•	Consolidated net earnings of $90.2 million and basic and diluted earnings per ordinary share of $4.65 and $4.62, respectively

•	Net earnings from Non-life Run-off segment of $101.3 million, including investment results

•	Net investment income of $49.4 million and net realized and unrealized gains of $51.9 million

•	Net premiums earned of $155.6 million, including $118.6 million and $32.4 million in our StarStone and Atrium segments, respectively

•	Combined ratios of 81.0% and 98.3% for the active underwriting operations within our Atrium and StarStone segments, respectively (refer to "Non-GAAP Financial Measures" above)
Consolidated Results of Operations for the Six Months Ended June 30, 2017

•	Consolidated net earnings of $144.9 million and basic and diluted earnings per ordinary share of $7.47 and

$7.43, respectively

•	Net earnings from Non-life Run-off segment of $135.5 million, including investment results

•	Net investment income of $98.2 million and net realized and unrealized gains of $110.4 million

•	Net premiums earned of $304.5 million, including $234.0 million and $64.6 million in our StarStone and Atrium segments, respectively

•	Combined ratios of 82.2% and 98.2% for the active underwriting operations within our Atrium and StarStone segments, respectively
Consolidated Financial Condition as at June 30, 2017:

•	Total investments and cash of $8,430.7 million

•	Total reinsurance balances recoverable of $2,032.2 million

•	Total assets of $14,830.8 million

•	Shareholders' equity of $2,962.2 million and redeemable noncontrolling interest of $457.6 million

•	Total gross reserves for losses and LAE of $7,641.4 million, with $1,401.0 million of net reserves assumed in our Non-life Run-off operations during the six months ended June 30, 2017

•	Diluted book value per ordinary share of $150.56
Consolidated Overview - For the Three Months Ended June 30, 2017 and 2016
We reported consolidated net earnings attributable to Enstar Group Limited shareholders of $90.2 million for the three months ended June 30, 2017, an increase of $49.6 million from $40.6 million for the three months ended June 30, 2016. Our comparative results were impacted by the loss portfolio transfer reinsurance transactions that we completed in 2017 and 2016 with RSA, QBE, Allianz SE, The Coca-Cola Company, and Neon Underwriting Limited (formerly Marketform), and the acquisition of Dana Companies, LLC in 2016.
The most significant drivers of our consolidated financial performance during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 included:

•
Non-life Run-off - Net earnings attributable to the Non-life Run-off segment were $101.3 million and $25.6 million for the three months ended June 30, 2017 and 2016, respectively. The increase in net earnings of $75.6 million was primarily due to an increase in net favorable loss development of $39.7 million and an increase in investment results of $26.4 million;

•	StarStone - Net earnings attributable to the StarStone segment were $8.5 million and $8.0 million for the three months ended June 30, 2017 and 2016, respectively;

•	Atrium - Net earnings for the three months ended June 30, 2017 and 2016 were $4.4 million and $1.8 million, respectively. The increase was attributable to improved underwriting and investment results;

•
Net Investment Income - Net investment income was $49.4 million and $44.9 million for the three months ended June 30, 2017 and 2016, respectively. The increase was primarily due to an increase in average investable assets due to the transactions noted above; and

•
Net Realized and Unrealized Gains - Net realized and unrealized gains were $51.9 million and $34.5 million for the three months ended June 30, 2017 and 2016, respectively. This increase was primarily attributable to an increase in net unrealized gains of $19.4 million relating to other investments; partially offset by

•
Life and Annuities - Net earnings (losses) attributable to the Life and Annuities segment were ($24.0) million and $5.2 million for the three months ended June 30, 2017 and 2016, respectively, with the decrease primarily attributable to the loss on sale of Laguna and impairments of our investments in life settlements; and

•
Noncontrolling Interest - Noncontrolling interest in earnings is directly attributable to the results from those subsidiary companies in which there are either noncontrolling interests or redeemable noncontrolling interests. For the three months ended June 30, 2017 and 2016, the noncontrolling interest in earnings was

$11.5 million and $9.2 million, respectively. The increase was primarily due to improved results of our Atrium segment.

Consolidated Overview - For the Six Months Ended June 30, 2017 and 2016
We reported consolidated net earnings attributable to Enstar Group Limited shareholders of $144.9 million for the six months ended June 30, 2017, an increase of $58.8 million from $86.1 million for the six months ended June 30, 2016. Our comparative results were impacted by our acquisition and disposition activity and completed loss portfolio transfer reinsurance transactions noted above.
The most significant drivers of our consolidated financial performance during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 included:

•
Non-life Run-off - Net earnings attributable to the Non-life Run-off segment were $135.5 million and $50.8 million for the six months ended June 30, 2017 and 2016, respectively. The increase in net earnings of $84.7 million was primarily due to an increase in investment results of $54.1 million and an increase in net favorable loss development of $18.9 million;

Atrium - Net earnings for the six months ended June 30, 2017 and 2016 were $7.5 million and $2.3 million, respectively. The increase was attributable to improved underwriting and investment results;

•
Net Investment Income - Net investment income was $98.2 million and $95.2 million for the six months ended June 30, 2017 and 2016, respectively. The increase was primarily attributable to an increase in average investable assets due to the transactions noted above;

•
Net Realized and Unrealized Gains - Net realized and unrealized gains were $110.4 million and $72.8 million for the six months ended June 30, 2017 and 2016, respectively. This increase was primarily attributable to to an increase in net unrealized gains of $54.4 million relating to other investments; partially offset by

•	StarStone - Net earnings attributable to the StarStone segment were $19.0 million and $19.6 million for the six months ended June 30, 2017 and 2016, respectively;

•
Life and Annuities - Net earnings (losses) attributable to the Life and Annuities segment were ($17.2) million and $13.5 million for the six months ended June 30, 2017 and 2016, respectively, with the decrease primarily attributable to the loss on sale of Laguna and impairments of our investments in life settlements; and

Noncontrolling Interest - Noncontrolling interest in earnings is directly attributable to the results from those subsidiary companies in which there are either noncontrolling interests or redeemable noncontrolling interests. For the six months ended June 30, 2017 and 2016, the noncontrolling interest in earnings was $29.0 million and $18.3 million, respectively, primarily reflecting improved results of our Atrium segment and our subsidiaries in the Non-Life Run-off segment in which third parties hold noncontrolling interests.

Results of Operations by Segment - For the Three and Six Months Ended June 30, 2017 and 2016
We have four segments of business that are each managed, operated and reported on separately: (i) Non-life Run-off; (ii) Atrium; (iii) StarStone; and (iv) Life and Annuities. For a description of our segments, see "Item 1. Business - Operating Segments" in our Annual Report on Form 10-K for the year ended December 31, 2016.
The below table provides a split by operating segment of the net earnings attributable to Enstar Group Limited:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands of U.S. dollars)
Segment split of net earnings attributable to Enstar Group Limited:
Non-life Run-off	$101,267	$25,640	$135,498	$50,772
Atrium	4,439	1,808	7,549	2,276
StarStone	8,529	7,989	18,982	19,550
Life and Annuities	(24,049)	5,157	(17,163)	13,516
Net earnings attributable to Enstar Group Limited	$90,186	$40,594	$144,866	$86,114
The following is a discussion of our results of operations by segment.

Non-life Run-off Segment
Our Non-life Run-off segment comprises the operations of our subsidiaries that are running off their property and casualty and other non-life lines of business, including the run-off business of Arden Reinsurance Company Ltd., acquired in the Atrium transaction, and StarStone. It also includes our smaller management business, which manages the run-off portfolios of third parties through our service companies. The following is a discussion and analysis of the results of operations for our Non-life Run-off segment for the three and six months ended June 30, 2017 and 2016, which are summarized below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$3,365	$4,476	$(1,111)	$3,441	$9,911	$(6,470)
Fees and commission income	10,817	865	9,952	19,540	7,431	12,109
Net investment income	39,572	37,581	1,991	75,301	73,811	1,490
Net realized and unrealized gains	50,556	26,161	24,395	102,114	49,551	52,563
Other income	10,769	2,036	8,733	22,697	3,836	18,861
	115,079	71,119	43,960	223,093	144,540	78,553
EXPENSES
Net incurred losses and LAE	(64,402)	(24,690)	(39,712)	(67,159)	(48,244)	(18,915)
Acquisition costs	(946)	(56)	(890)	(546)	1,926	(2,472)
General and administrative expenses	63,335	61,449	1,886	123,040	119,562	3,478
Interest expense	7,646	6,016	1,630	14,327	11,496	2,831
Net foreign exchange losses (gains)	1,879	(3,096)	4,975	2,664	(2,216)	4,880
	7,512	39,623	(32,111)	72,326	82,524	(10,198)
EARNINGS BEFORE INCOME TAXES	107,567	31,496	76,071	150,767	62,016	88,751
INCOME TAXES	(3,679)	(3,486)	(193)	(4,639)	(8,159)	3,520
NET EARNINGS	103,888	28,010	75,878	146,128	53,857	92,271
Less: Net earnings attributable to noncontrolling interest	(2,621)	(2,370)	(251)	(10,630)	(3,085)	(7,545)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$101,267	$25,640	$75,627	$135,498	$50,772	$84,726
Overall Results
Three Months Ended June 30: Net earnings were $101.3 million and $25.6 million for the three months ended June 30, 2017 and 2016, respectively, an increase of $75.6 million. This was primarily due to favorable investment results, an increase in fees and commission income, an increase in other income as well as favorable loss reserve development. The increase was partially offset by an increase in general and administrative expenses, interest expense and net foreign exchange losses, amongst other items.
Six Months Ended June 30: Net earnings were $135.5 million and $50.8 million for the six months ended June 30, 2017 and 2016, respectively, an increase of $84.7 million. This was primarily due to favorable investment results, an increase in fees and commission income, an increase in other income and favorable loss reserve development. The increase was partially offset by an increase in general and administrative expenses, interest expense and net foreign exchange losses, amongst other items.
The major components of earnings are discussed below, except for investment results which are separately discussed below in "Investments."

Net Premiums Earned:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Gross premiums written	$1,222	$7,066	$(5,844)	$2,205	$13,763	$(11,558)
Ceded reinsurance premiums written	683	(4,290)	4,973	(219)	(5,716)	5,497
Net premiums written	1,905	2,776	(871)	1,986	8,047	(6,061)
Gross premiums earned	4,712	9,216	(4,504)	6,008	17,163	(11,155)
Ceded reinsurance premiums earned	(1,347)	(4,740)	3,393	(2,567)	(7,252)	4,685
Net premiums earned	$3,365	$4,476	$(1,111)	$3,441	$9,911	$(6,470)
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
Three and Six Months Ended June 30: Premiums written and earned in the three and six months ended June 30, 2017 and 2016 were primarily related to the run-off business of Sussex Insurance Company ("Sussex") and Alpha Insurance SA ("Alpha") for the obligatory renewal of certain policies that we are in the process of placing into run-off.
Fees and Commission Income:
Three and Six Months Ended June 30: Our management companies in the Non-life Run-off segment earned fees and commission income of $10.8 million and $0.9 million for the three months ended June 30, 2017 and 2016, respectively, and $19.5 million and $7.4 million for the six months ended June 30, 2017 and 2016, respectively. The increase in fees and commission income is primarily related to services provided to KaylaRe. While our consulting subsidiaries continue to provide management and consultancy services, claims inspection services and reinsurance collection services to third-party clients in limited circumstances, the core focus of these subsidiaries is providing in-house services to companies within the Enstar group. These internal fees are predominantly eliminated upon consolidation of our results of operations.
Other Income:
Three and Six Months Ended June 30: Other income for the three months ended June 30, 2017 increased from $2.0 million for the three months ended June 30, 2016 to $10.8 million, an increase of $8.7 million. Other income for the six months ended June 30, 2017 increased from $3.8 million for the six months ended June 30, 2016 to $22.7 million, an increase of $18.9 million.This primarily included earnings from the equity method investment in KaylaRe, and also included a gain on the sale of SeaBright Insurance Company ("SeaBright"). SeaBright contained only insurance licenses at the time of sale, having previously reinsured all of its run-off liabilities into another Enstar entity.

Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Non-life-Run-off segment for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017			2016
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$144,282	$130	$144,412	$140,998	$2,058	$143,056
Net change in case and LAE reserves (1)	(127,393)	(16)	(127,409)	(74,832)	272	(74,560)
Net change in IBNR reserves (1)	(62,604)	293	(62,311)	(101,240)	(1,596)	(102,836)
Amortization of deferred charge	5,130	—	5,130	5,734	—	5,734
Increase (reduction) in estimates of net ultimate losses	(40,585)	407	(40,178)	(29,340)	734	(28,606)
Increase (reduction) in provisions for bad debt	(735)	—	(735)	(5,184)	—	(5,184)
Increase (reduction) in provisions for unallocated LAE	(10,989)	54	(10,935)	(6,355)	(216)	(6,571)
Amortization of fair value adjustments	678	—	678	15,671	—	15,671
Changes in fair value - fair value option	(13,232)	—	(13,232)	$—	$—	$—
Net incurred losses and LAE	$(64,863)	$461	$(64,402)	$(25,208)	$518	$(24,690)
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

	Six Months Ended June 30,
	2017			2016
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$300,613	$371	$300,984	$271,321	$4,048	$275,369
Net change in case and LAE reserves (1)	(210,527)	(16)	(210,543)	(183,801)	456	(183,345)
Net change in IBNR reserves (1)	(141,682)	724	(140,958)	(141,753)	1,854	(139,899)
Amortization of deferred charge	6,076	—	6,076	7,345	—	7,345
Increase (reduction) in estimates of net ultimate losses	(45,520)	1,079	(44,441)	(46,888)	6,358	(40,530)
Increase (reduction) in provisions for bad debt	(735)	—	(735)	(6,630)	—	(6,630)
Increase (reduction) in provisions for unallocated LAE	(25,354)	96	(25,258)	(14,590)	229	(14,361)
Amortization of fair value adjustments	2,025	—	2,025	13,277	—	13,277
Changes in fair value - fair value option	1,250	$—	1,250	$—	$—	$—
Net incurred losses and LAE	$(68,334)	$1,175	$(67,159)	$(54,831)	$6,587	$(48,244)
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
Three Months Ended June 30: The reduction in net incurred losses and LAE for the three months ended June 30, 2017 of $64.4 million included net incurred losses and LAE of $0.5 million related to current period net earned premium, primarily for the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $0.5 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $64.9 million, which was primarily attributable to a reduction in estimates of net ultimate losses of $40.6 million, a reduction in provisions for unallocated LAE of $11.0 million, relating to 2017 run-off activity, and a decrease in fair value of $13.2 million related to our assumed reinsurance agreements with RSA and QBE and for which we have elected the fair value option. The reduction in provisions for bad debt of $0.7 million was a result of the collection of certain reinsurance recoverables against which provisions for bad debt had been provided in earlier periods.

The reduction in net incurred losses and LAE for the three months ended June 30, 2016 of $24.7 million included net incurred losses and LAE of $0.5 million related to current period net premiums earned of $0.5 million, primarily related to the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $0.5 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $25.2 million, which was attributable to a reduction in estimates of net ultimate losses of $29.3 million, a reduction in provisions for bad debt of $5.2 million and a reduction in provisions for unallocated LAE of $6.4 million, relating to 2016 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired of $15.7 million. The reduction in provisions for bad debt of $5.2 million was a result of the collection of certain reinsurance recoverables against which provisions for bad debt had been provided in earlier periods.
Six Months Ended June 30: The reduction in net incurred losses and LAE for the six months ended June 30, 2017 of $67.2 million included net incurred losses and LAE of $1.2 million related to current period net earned premium, related to the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $1.2 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $68.3 million, which was attributable to a reduction in estimates of net ultimate losses of $45.5 million, a reduction in provisions for bad debt of $0.7 million and a reduction in provisions for unallocated LAE of $25.4 million, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired of $2.0 million and an increase in fair value of $1.3 million related to our assumed retroactive reinsurance agreements with RSA and QBE completed during the quarter and for which we have elected the fair value option. The reduction in provisions for bad debt of $0.7 million was a result of the collection of certain reinsurance recoverables against which provisions for bad debt had been provided in earlier periods.
The reduction in net incurred losses and LAE for the six months ended June 30, 2016 of $48.2 million included net incurred losses and LAE of $6.6 million related to current period net premiums earned of $5.0 million, primarily related to the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $6.6 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $54.8 million, which was attributable to a reduction in estimates of net ultimate losses of $46.9 million, a reduction in provisions for bad debt of $6.6 million and a reduction in provisions for unallocated LAE of $14.6 million, relating to 2016 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired of $13.3 million. The reduction in provisions for bad debt of $6.6 million was a result of the collection of certain reinsurance recoverables against which provisions for bad debt had been provided in earlier periods.
Acquisition Costs:
Three and Six Months Ended June 30: Acquisition costs were $(0.9) million and $(0.1) million for the three months ended June 30, 2017 and 2016, respectively, and $(0.5) million and $1.9 million for the six months ended June 30, 2017 and 2016. Acquisition costs for the three and six months ended June 30, 2017 primarily related to net premiums earned on the Sussex and Alpha business that was placed into run-off.
General and Administrative Expenses:
Three and Six Months Ended June 30: General and administrative expenses were $63.3 million and $61.4 million for the three months ended June 30, 2017 and 2016, respectively, and $123.0 million and $119.6 million for the six months ended June 30, 2017 and 2016, respectively. The increase in general and administrative expenses was primarily related to expenses incurred in relation to significant new business acquired in 2017 and higher incentive compensation accruals in line with the increase in net earnings.
Interest Expense:
Three and Six Months Ended June 30: Interest expense was $7.6 million and $6.0 million for the three months ended June 30, 2017 and 2016, respectively, and $14.3 million and $11.5 million for the six months ended June 30, 2017 and 2016, respectively. The increase in interest expense was primarily due to the issuance of Senior Notes in the first quarter of 2017.

Net Foreign Exchange Losses
Three and Six Months Ended June 30: Net foreign exchange losses (gains) were $1.9 million and $(3.1) million for the three months ended June 30, 2017 and 2016, respectively. We recorded net foreign exchange losses of $2.7 million compared with net foreign exchange gains of $(2.2) million for the six months ended June 30, 2017 and 2016, respectively. The net foreign exchange losses for the six months ended June 30, 2017 and 2016 arose primarily as a result of the holding of surplus Euro and British pound assets at a time when the U.S. dollar depreciated against these currencies.
Noncontrolling Interest:
Three and Six Months Ended June 30: Noncontrolling interest in earnings of our Non-life Run-off segment was $(2.6) million and $(2.4) million for the three months ended June 30, 2017 and 2016, respectively, and $(10.6) million and $(3.1) million for the six months ended June 30, 2017 and 2016, respectively. The number of subsidiaries in this segment with a noncontrolling interest remained unchanged at two as at June 30, 2017 and June 30, 2016.

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
The following is a discussion and analysis of the results of operations for our Atrium segment for the three and six months ended June 30, 2017 and 2016, which are summarized below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$32,380	$31,758	$622	$64,600	$63,669	$931
Fees and commission income	8,070	6,378	1,692	11,442	10,210	1,232
Net investment income	861	635	226	1,985	1,189	796
Net realized and unrealized gains	474	68	406	892	108	784
Other income	50	65	(15)	119	99	20
	41,835	38,904	2,931	79,038	75,275	3,763
EXPENSES
Net incurred losses and LAE	8,189	17,133	(8,944)	20,677	32,722	(12,045)
Acquisition costs	12,057	11,240	817	22,829	22,327	502
General and administrative expenses	9,950	6,629	3,321	17,161	13,037	4,124
Interest expense	265	—	265	536	—	536
Net foreign exchange losses	3,480	256	3,224	4,312	2,071	2,241
	33,941	35,258	(1,317)	65,515	70,157	(4,642)
EARNINGS BEFORE INCOME TAXES	7,894	3,646	4,248	13,523	5,118	8,405
INCOME TAXES	(368)	(580)	212	(724)	(1,258)	534
NET EARNINGS	7,526	3,066	4,460	12,799	3,860	8,939
Less: Net earnings attributable to noncontrolling interest	(3,087)	(1,258)	(1,829)	(5,250)	(1,584)	(3,666)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$4,439	$1,808	$2,631	$7,549	$2,276	$5,273
Overall Results
An analysis of the components of the segment's net earnings is shown below, after the attribution of net earnings to noncontrolling interest.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Atrium 5	$1,259	$415	$844	$4,249	$742	$3,507
AUL	3,498	1,598	1,900	4,096	2,129	1,967
Atrium Total	4,757	2,013	2,744	8,345	2,871	5,474
Holding Company	(318)	(205)	(113)	(796)	(595)	(201)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$4,439	$1,808	$2,631	$7,549	$2,276	$5,273

In evaluating the underwriting performance of the Atrium segment, we consider the insurance ratios of Atrium 5, which is the active underwriting component of the segment and excludes AUL and the Holding Company. Atrium 5's insurance ratios are shown below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	(Favorable) Unfavorable	2017	2016	(Favorable) Unfavorable
Loss ratio (1)	25.0%	53.6%	(28.6)%	31.8%	51.2%	(19.4)%
Acquisition cost ratio (1)	37.3%	34.4%	2.9%	35.4%	34.6%	0.8%
Other operating expense ratio (1)	18.7%	12.1%	6.6%	15.0%	11.5%	3.5%
Combined ratio (1)	81.0%	100.1%	(19.1)%	82.2%	97.3%	(15.1)%
(1) Refer to "Non-GAAP Financial Measures" for a description of how these ratios are calculated. The ratios are based upon the following amounts for Atrium 5, which exclude amounts for AUL and the Holding Company, for the three months ended June 30, 2017 and 2016, respectively: net premiums earned of $32,380 and $31,758, net incurred losses and LAE of $8,101 and $17,020, acquisition costs of $12,077 and $10,935, and other operating expenses of $6,045 and $3,830. The ratios are based upon the following amounts for Atrium 5, which exclude amounts for AUL and the Holding Company, for the six months ended June 30, 2017 and 2016, respectively: net premiums earned of $64,600 and $63,669, net incurred losses and LAE of $20,557 and $32,570, acquisition costs of $22,849 and $22,020, and other operating expenses of $9,720 and $7,295.
The lower combined ratio of Atrium 5 for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 was due to decreases in the net loss ratio. This was primarily attributable to favorable current year loss development in the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016.

Holding Company expenses are included below under "General and Administrative Expenses".

Investment results are separately discussed below in "Investments."

Gross Premiums Written:

The following table provides gross premiums written by line of business for the Atrium segment for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Marine	$4,328	$5,832	$(1,504)	$10,184	$10,463	$(279)
Property and Casualty Binding Authorities	9,518	9,297	221	19,378	18,976	402
Upstream Energy	1,470	3,611	(2,141)	4,594	6,484	(1,890)
Reinsurance	4,150	3,646	504	13,379	10,029	3,350
Accident and Health	3,528	3,336	192	8,725	7,603	1,122
Non-Marine Direct and Facultative	3,881	4,651	(770)	7,399	8,566	(1,167)
Liability	5,846	4,786	1,060	11,586	10,055	1,531
Aviation	1,039	1,898	(859)	3,956	5,350	(1,394)
Terrorism(1)	805	724	81	1,777	1,773	4
Total	$34,565	$37,781	$(3,216)	$80,978	$79,299	$1,679
(1) Terrorism previously included war-related premiums, which have been reclassified to the marine and aviation lines. For the three months ended June 30, 2016, gross written premiums of $0.6 million and $1.4 million were reclassified to the marine and aviation lines, respectively. For the six months ended June 30, 2016, gross written premiums of $1.1 million and $2.1 million were reclassified to the marine and aviation lines, respectively.
See below for a discussion of the drivers of the change in net premiums written and earned for the three and six months ended June 30, 2017 and 2016.

Net Premiums Earned:
The following table provides net premiums earned by line of business for the Atrium segment for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Marine	$3,987	$4,733	$(746)	$7,496	$9,091	$(1,595)
Property and Casualty Binding Authorities	9,425	8,297	1,128	18,293	16,807	1,486
Upstream Energy	866	2,571	(1,705)	2,962	4,687	(1,725)
Reinsurance	3,928	3,173	755	7,645	5,953	1,692
Accident and Health	3,811	3,313	498	7,694	6,468	1,226
Non-Marine Direct and Facultative	3,163	3,108	55	6,201	6,674	(473)
Liability	5,774	4,035	1,739	10,643	8,948	1,695
Aviation	812	1,736	(924)	2,286	3,477	(1,191)
Terrorism (1)	614	792	(178)	1,380	1,564	(184)
Total	$32,380	$31,758	$622	$64,600	$63,669	$931
(1) Terrorism previously included war-related premiums, which have been reclassified to aviation and marine lines. For the three months ended June 30, 2016, net earned premiums of $0.7 million and $0.6 million were reclassified to the marine and aviation lines, respectively. For the six months ended June 30, 2016, net earned premiums of $1.1 million and $1.1 million were reclassified to the marine and aviation lines, respectively.
Three and Six Months Ended June 30: Net premiums earned for the Atrium segment were $32.4 million and $31.8 million for the three months ended June 30, 2017 and 2016, respectively, and $64.6 million and $63.7 million for six months June 30, 2017 and 2016, respectively. The increase in the reinsurance and liability lines of business was primarily due to new business written by underwriters hired in property reinsurance and international professional liability, respectively. We are seeing continued pressure on premium rates and terms and conditions due to overcapacity in many markets for insurable risks. We continue to focus on risk selection and underwriting for profitability.
Fees and Commission Income:
Three and Six Months Ended June 30: Fees and commission income were $8.1 million and $6.4 million for the three months ended June 30, 2017 and 2016, respectively, and $11.4 million and $10.2 million for six months June 30, 2017 and 2016, respectively. The fees primarily represent profit commission fees earned by us in relation to AUL’s management of Syndicate 609 and other underwriting consortiums.
Net Incurred Losses and LAE:
Three and Six Months Ended June 30: Net incurred losses and LAE for the three months ended June 30, 2017 and 2016 were $8.2 million and $17.1 million, respectively, and $20.7 million and $32.7 million for six months June 30, 2017 and 2016, respectively. Net favorable prior year loss development for the three months ended June 30, 2017 and 2016 was $6.7 million and $3.4 million, respectively, and $8.6 million and $3.9 million for six months June 30, 2017 and 2016, respectively. Net favorable prior year loss development in the three months ended June 30, 2017 and 2016, was spread across most lines of business. Excluding prior year loss development, net incurred losses and LAE for the three months ended June 30, 2017 and 2016 were $14.9 million and $20.6 million, respectively. Excluding prior year loss development, net incurred losses and LAE for the six months ended June 30, 2017 and 2016 were $29.3 million and $36.6 million, respectively. The decrease in net incurred losses and LAE for the three and six months ended June 30, 2017 compared with 2016, excluding prior year loss development, was due to the large losses in 2016, particularly in the war, terrorism and aviation lines of business, compared to a lower level of losses in 2017.
Acquisition Costs:
Three and Six Months Ended June 30: Acquisition costs were $12.1 million and $11.2 million for the three months ended June 30, 2017 and 2016, respectively, and $22.8 million and $22.3 million for the six months ended June 30, 2017 and 2016, respectively. The Atrium acquisition cost ratios for the three months ended June 30, 2017 and 2016 were 37.3% and 34.4%, respectively, and 35.4% and 34.6% for the six months June 30, 2017 and 2016, respectively. The increase for the three and six months ended June 30, 2017 was primarily due to the growth of the binding authorities class which attracts higher acquisition costs.
General and Administrative Expenses:
Three and Six Months Ended June 30: General and administrative expenses for the Atrium segment were $10.0 million and $6.6 million for the three months ended June 30, 2017 and 2016, respectively. General and administrative expenses for the Atrium segment were $17.2 million and $13.0 million for the six months ended June 30, 2017 and 2016, respectively. The increase of $4.2 million was primarily due to higher bonus accruals relating to higher net earnings in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, and higher professional fees in 2017.
Net Foreign Exchange Losses:
Three and Six Months Ended June 30: Net foreign exchange losses for the Atrium segment were $3.5 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively. Net foreign exchange losses for the Atrium segment were $4.3 million and $2.1 million for the six months ended June 30, 2017 and 2016, respectively. The foreign exchange losses for the three and six months ended June 30, 2017 were primarily due to the translation of non-functional currency liabilities which is substantially offset by foreign exchange on available-for-sale investments recorded in accumulated other comprehensive income.
Noncontrolling Interest:
Three and Six Months Ended June 30: Noncontrolling interest in earnings of the Atrium segment was $3.1 million and $1.3 million for the three months ended June 30, 2017 and 2016, respectively. Noncontrolling interest in earnings of the Atrium segment was $5.3 million and $1.6 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and 2016, Trident and Dowling had a combined 41.03% noncontrolling interest in the Atrium segment.

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
The following is a discussion and analysis of the results of operations for the StarStone segment for the three and six months ended June 30, 2017 and 2016, which are summarized below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$118,551	$171,035	$(52,484)	$233,959	$325,117	$(91,158)
Fee and commission income	—	—	—	1,166	—	1,166
Net investment income	7,189	5,753	1,436	12,638	11,033	1,605
Net realized and unrealized gains	7,209	8,021	(812)	13,908	22,370	(8,462)
Other income	33	1,584	(1,551)	79	1,595	(1,516)
	132,982	186,393	(53,411)	261,750	360,115	(98,365)
EXPENSES
Net incurred losses and LAE	65,833	104,019	(38,186)	133,994	195,202	(61,208)
Acquisition costs	17,698	32,518	(14,820)	28,312	64,578	(36,266)
General and administrative expenses	32,950	31,311	1,639	66,971	61,466	5,505
Interest expense	644	—	644	1,266	—	1,266
Net foreign exchange losses (gains)	815	1,027	(212)	2,708	(272)	2,980
	117,940	168,875	(50,935)	233,251	320,974	(87,723)
EARNINGS BEFORE INCOME TAXES	15,042	17,518	(2,476)	28,499	39,141	(10,642)
INCOME TAXES	(679)	(3,970)	3,291	3,570	(5,988)	9,558
NET EARNINGS	14,363	13,548	815	32,069	33,153	(1,084)
Less: Net earnings attributable to noncontrolling interest	(5,834)	(5,559)	(275)	(13,087)	(13,603)	516
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$8,529	$7,989	$540	$18,982	$19,550	$(568)

Overall Results
An analysis of the components of the segment's net earnings is shown below, after the attribution of net earnings to noncontrolling interest.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
StarStone(1)	$8,537	$7,712	$825	$18,941	$18,975	$(34)
Holding Company	(8)	277	(285)	41	575	(534)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$8,529	$7,989	$540	$18,982	$19,550	$(568)
(1) StarStone's net earnings before noncontrolling interest were $14.4 million and $32.0 million for three and six months ended June 30, 2017, respectively, and $13.1 million and $32.2 million for the three and six months ended June 30, 2016, respectively.

Three Months Ended June 30: Net earnings were $8.5 million and $8.0 million for the three months ended June 30, 2017 and 2016, respectively, an increase of $0.5 million. This was primarily attributable to an increase in investment results of $0.6 million. In addition, the decreases in net premiums earned, net incurred losses and LAE and acquisition costs reflect the impact of the 35% whole account quota share reinsurance agreement with KaylaRe.

Six Months Ended June 30: Net earnings were $19.0 million and $19.6 million for the six months ended June 30, 2017 and 2016, respectively, a decrease of $(0.6) million. This was primarily attributable to a decrease in investment results and other income, an increase in interest expense and net foreign exchange losses, partially offset by a tax benefit in 2017 compared to a tax expense in 2016. In addition, the decreases in net premiums earned, net incurred losses and LAE and acquisition costs reflect the impact of the 35% whole account quota share reinsurance agreement with KaylaRe.

In evaluating the underwriting performance of the StarStone segment, we consider the insurance ratios of StarStone, which is the active underwriting component of the segment and excludes the Holding Company. StarStone's insurance ratios are shown below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	(Favorable) Unfavorable	2017	2016	(Favorable) Unfavorable
Loss ratio (1)	55.6%	60.9%	(5.3)%	57.5%	60.6%	(3.1)%
Acquisition cost ratio (1)	14.9%	19.0%	(4.1)%	12.1%	19.9%	(7.8)%
Other operating expense ratio (1)	27.8%	18.3%	9.5%	28.6%	18.5%	10.1%
Combined ratio (1)	98.3%	98.2%	0.1%	98.2%	99.0%	(0.8)%

(1)
Refer to "Non-GAAP Financial Measures" for a description of how these ratios are calculated. The ratios are based upon the following amounts for StarStone, which exclude Holding Company amounts, for the three months ended June 30, 2017 and 2016, respectively: net premiums earned of $118,564 and $171,172, net incurred losses and LAE of $65,946 and $104,232, acquisition costs of $17,698 and $32,518, and other operating expenses of $32,982 and $31,390. The ratios are based upon the following amounts for StarStone, which exclude Holding Company amounts, for the six months ended June 30, 2017 and 2016, respectively: net premiums earned of $234,319 and $324,669, net incurred losses and LAE of $134,629 and $196,660, acquisition costs of $28,312 and $64,578, and other operating expenses of $66,973 and $60,121.

Three Months Ended June 30: The combined ratio was relatively consistent for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The reduction in the loss and acquisition cost ratios and the increase in the other operating expense ratio were primarily related to the 35% whole account quota share reinsurance arrangement with KaylaRe, which covers all business written during underwriting years 2016 and 2017. The ceding commission received from KaylaRe decreased the acquisition cost ratio. The other operating expense ratio increased significantly primarily due to a similar level of expenses on lower net premiums earned after the reinsurance cession to KaylaRe.
Six Months Ended June 30: The combined ratio improved by 0.8% for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The loss ratio and the acquisition ratio improved as a result of the 35% whole account quota share reinsurance arrangement with KaylaRe, which covers all business written during underwriting years 2016 and 2017. The loss ratio also improved based on mix of business written and benefiting from lower premium rates on reinsurance premium ceded. The other operating expense ratio increased significantly primarily due to a similar level of expenses on lower net premiums earned after the reinsurance cession to KaylaRe, and partially due to an increase in general and administrative expenses.

The Holding Company result primarily includes general and administrative expenses related to the amortization of the definite-lived intangible assets.

Investment results are separately discussed below in "Investments."

Gross Premiums Written:

The following table provides gross premiums written by line of business for the StarStone segment for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Casualty	$71,036	$66,229	$4,807	$138,067	$133,541	$4,526
Marine	49,893	42,987	6,906	125,645	112,364	13,281
Property	49,497	61,980	(12,483)	99,754	103,978	(4,224)
Aerospace	17,579	14,421	3,158	26,906	25,876	1,030
Workers' Compensation	36,559	37,751	(1,192)	60,728	64,653	(3,925)
Total	$224,564	$223,368	$1,196	$451,100	$440,412	$10,688
Three Months Ended June 30: Gross premiums written were $224.6 million and $223.4 million for the three months ended June 30, 2017 and 2016, respectively, an increase of $1.2 million. The marine and casualty lines of business increased by $6.9 million and $4.8 million, respectively, primarily attributable to additional business written in the U.S. and Europe. The property line of business decreased due to the timing of contract renewals, primarily relating to start dates on construction business.
Six Months Ended June 30: Gross premiums written were $451.1 million and $440.4 million for the six months ended June 30, 2017 and 2016, respectively, an increase of $10.7 million primarily attributable to the additional Marine business written in the U.S. and Europe.
Net Premiums Earned:
The following table provides net premiums earned by line of business for the StarStone segment for the six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Casualty	$44,127	$60,341	$(16,214)	$79,836	$108,750	$(28,914)
Marine	33,273	40,246	(6,973)	60,583	74,235	(13,652)
Property	21,646	32,049	(10,403)	49,366	66,140	(16,774)
Aerospace	4,847	16,207	(11,360)	18,320	33,614	(15,294)
Workers' Compensation	14,658	22,192	(7,534)	25,854	42,378	(16,524)
Total	$118,551	$171,035	$(52,484)	$233,959	$325,117	$(91,158)
Three Months Ended June 30: Net premiums earned for the StarStone segment for the three months ended June 30, 2017 decreased from 2016 by $52.5 million to $118.6 million. The decrease was attributable to the 35% whole account quota share reinsurance cession to KaylaRe which covers all business written during underwriting years 2016 and 2017. Excluding the impact of the reinsurance cession to KaylaRe, net premiums earned increased across most lines, primarily Marine and Casualty.
Six Months Ended June 30: Net premiums earned for the StarStone segment for the six months ended June 30, 2017 decreased from 2016 by $91.2 million to $234.0 million. The decrease across all lines of business was largely attributable to the KaylaRe 35% whole account quota share noted above.

Net Incurred Losses and LAE:
Three Months Ended June 30: Net incurred losses and LAE for the three months ended June 30, 2017 and 2016 were $65.8 million and $104.0 million, respectively, a decrease of $38.2 million. The decrease was primarily attributable to the reinsurance cession to KaylaRe. Net favorable prior year loss development for the three months ended June 30, 2017 and 2016 was $0.2 million and $1.5 million, respectively. The loss ratio for the three months ended June 30, 2017 decreased by 5.3% to 55.6%, driven by mix of business and ceded reinsurance.
Six Months Ended June 30: Net incurred losses and LAE for the six months ended June 30, 2017 and 2016 were $134.0 million and $195.2 million, respectively, a decrease of $61.2 million. The decrease was primarily attributable to the reinsurance cession to KaylaRe. Net favorable prior year loss development for the six months ended June 30, 2017 and 2016 was $2.5 million and $3.5 million, respectively. The loss ratio for the six months ended June 30, 2017 decreased by 3.1% to 57.5%, driven by mix of business and ceded reinsurance.
Acquisition Costs:
Three Months Ended June 30: Acquisition costs were $17.7 million and $32.5 million for the three months ended June 30, 2017 and 2016, respectively, a decrease of $14.8 million. The acquisition cost ratios for the three months ended June 30, 2017 and 2016 were 14.9% and 19.0%, respectively, a decrease of 4.1% primarily due to the ceding commission earned on the KaylaRe quota share reinsurance contract.
Six Months Ended June 30: Acquisition costs were $28.3 million and $64.6 million for the six months ended June 30, 2017 and 2016, respectively, a decrease of $36.3 million. The acquisition cost ratios for the six months ended June 30, 2017 and 2016 were 12.1% and 19.9%, respectively, a decrease of 7.8% primarily due to the ceding commission earned on the KaylaRe quota share reinsurance contract.
General and Administrative Expenses:
Three Months Ended June 30: General and administrative expenses for the three months ended June 30, 2017 and 2016 were $33.0 million and $31.3 million, respectively. The increase of $1.6 million for the three months ended June 30, 2017 was primarily due to an increase in compensation costs in respect of additional headcount for our growth strategies in certain lines of business.
Six Months Ended June 30: General and administrative expenses for the six months ended June 30, 2017 and 2016 were $67.0 million and $61.5 million, respectively. The increase of $5.5 million for the six months ended June 30, 2017 was primarily due to an increase in compensation costs in respect of additional headcount for our growth strategies in certain lines of business, and the related costs associated with setting up new business operations.
Noncontrolling Interest:
Three Months Ended June 30: Noncontrolling interest in earnings of the StarStone segment was $5.8 million and $5.6 million for the three months ended June 30, 2017 and 2016, respectively. The increase was due to higher net earnings before noncontrolling interest for the three months ended June 30, 2017 compared with the three months ended June 30, 2016. As of June 30, 2017 and 2016, Trident and Dowling had a combined 41.03% noncontrolling interest in the StarStone segment.
Six Months Ended June 30: Noncontrolling interest in earnings of the StarStone segment was $13.1 million and $13.6 million for the six months ended June 30, 2017 and 2016, respectively. The decrease was due to lower net earnings before noncontrolling interest for the six months ended June 30, 2017 compared with the six months ended June 30, 2016.

Life and Annuities Segment
For our Life and Annuities segment, our run-off strategy differs from the non-life run-off business, in particular because we have limited ability to shorten the duration of the liabilities in this business through early claims settlement, commutations or policy buy-backs. Instead, we hold the policies associated with the life and annuities business to their natural maturity or lapse and pay claims as they become due. The presentation of the results in this segment reflect the classification of Pavonia as discontinued operations and held-for-sale, and Laguna as held-for-sale with its results and the loss on sale of Laguna reflected as continuing operations. Following the sales of Pavonia and Laguna, our continuing life business will comprise of Alpha term life products and the life settlements businesses.
The following is a discussion and analysis of our results of operations for our Life and Annuities segment for the three and six months ended June 30, 2017 and 2016, which are summarized below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$1,275	$1,440	$(165)	$2,469	$2,899	$(430)
Net investment income	3,019	1,822	1,197	10,353	10,460	(107)
Net realized and unrealized gains (losses)	(6,362)	253	(6,615)	(6,518)	751	(7,269)
Other income	4	(396)	400	159	169	(10)
	(2,064)	3,119	(5,183)	6,463	14,279	(7,816)
EXPENSES
Life and annuity policy benefits	4,289	(1,613)	5,902	3,988	(1,455)	5,443
Acquisition costs	150	162	(12)	581	328	253
General and administrative expenses	1,871	1,551	320	3,353	3,522	(169)
Interest expense	242	269	(27)	433	604	(171)
Net foreign exchange losses	948	(43)	991	1,153	333	820
Loss on sale of subsidiary	9,609	—	9,609	9,609	—	9,609
	17,109	326	7,174	19,117	3,332	6,176
EARNINGS (LOSSES) BEFORE INCOME TAXES	(19,173)	2,793	(21,966)	(12,654)	10,947	(23,601)
INCOME TAXES	(5)	(14)	9	(9)	(14)	5
NET EARNINGS (LOSSES) FROM CONTINUING OPERATIONS	(19,178)	2,779	(21,957)	(12,663)	10,933	(23,596)
NET EARNINGS (LOSSES) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	(4,871)	2,378	(7,249)	(4,500)	2,583	(7,083)
NET EARNINGS (LOSSES) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$(24,049)	$5,157	$(29,206)	$(17,163)	$13,516	$(30,679)
Overall Results:
Three and Six Months Ended June 30: Net earnings (losses) were ($24.0) million and $5.2 million for the three months ended June 30, 2017 and 2016, respectively. Net earnings (losses) were ($17.2) million and $13.5 million for the six months ended June 30, 2017 and 2016, respectively. The net losses in this segment for the three and six months ended June 30, 2017 were primarily due to an accrual for the loss on sale of Laguna of ($9.6) million and impairments on life settlements as discussed below, as well as operating losses in Pavonia and Alpha. The losses in Pavonia primarily related to term life products and are expected to be offset in the future by the expected gain recognizable upon the sale of the business which is expected to be completed in the third or fourth quarter of 2017. Further information regarding the businesses held-for-sale are included in Note 3 - "Held-For-Sale Businesses" included within Item 1 of this Quarterly Report on Form 10-Q. Our life settlements business contributed net earnings (losses)

of ($4.2) million and $2.0 million for the three and six months ended June 30, 2017, respectively. The losses on life settlements for the three months ended June 30, 2017 included impairment charges of $6.3 million as a result of updated medical underwriting and increases in premiums. There was no change to our impairment methodology during the six months ended June 30, 2017.

Investable Assets
We define investable assets as the sum of total investments, cash and cash equivalents, restricted cash and cash equivalents, and funds held. Investments consist primarily of investment grade, liquid, fixed maturity securities of short-to-medium duration, equities, and other investments. Cash and cash equivalents and restricted cash and cash equivalents is comprised mainly of cash, fixed deposits, and other highly liquid instruments such as commercial paper with maturities of less than three months at the time of acquisition and money market funds. Funds held primarily consists of investment grade, liquid, fixed maturity securities of short-to-medium duration. Assets held-for-sale are excluded from our definition of investable assets.
Investable assets were $9.7 billion as at June 30, 2017 as compared to $8.4 billion as at December 31, 2016, an increase of 15.5%. The increase was primarily due to the investments and funds held balance acquired in relation to the QBE and RSA transactions.
A description of our investment strategies is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Investments" in our Annual Report on Form 10-K for the year ended December 31, 2016. In addition, during the six months ended June 30, 2017, we have been implementing strategies to selectively increase the duration in certain investment portfolios.
Composition of Investment Portfolio By Asset Class
The following table summarizes the fair value and composition of our investment portfolio by asset class as at June 30, 2017 and December 31, 2016:

	June 30, 2017				December 31, 2016
	Fair Value				Fair Value
	Investment Grade (1)	Non-Investment Grade (2)	Total	%	Investment Grade (1)	Non-Investment Grade (2)	Total	%
	(in thousands of U.S. dollars)
Fixed maturity and short-term investments, trading and available-for-sale
U.S. government & agency	$696,643	$—	$696,643	9.5%	$852,984	$—	$852,984	14.1%
Non-U.S. government	914,224	910	915,134	12.5%	352,786	—	352,786	5.8%
Corporate	3,157,735	114,346	3,272,081	44.6%	2,385,295	160,682	2,545,977	42.2%
Municipal	94,669	—	94,669	1.3%	53,757	—	53,757	0.9%
Residential mortgage-backed	285,217	80,003	365,220	5.0%	373,957	98	374,055	6.2%
Commercial mortgage-backed	284,067	19,020	303,087	4.1%	199,827	17,385	217,212	3.6%
Asset-backed	469,015	84,615	553,630	7.6%	409,671	72,485	482,156	8.0%
Total	5,901,570	298,894	6,200,464	84.6%	4,628,277	250,650	4,878,927	80.8%

Equities
U.S.			106,240	1.5%			95,047	1.6%
Total			106,240	1.5%			95,047	1.6%

Other investments
Private equity funds			269,016	3.7%			300,529	5.0%
Fixed income funds			249,573	3.4%			249,023	4.1%
Fixed income hedge funds			70,900	1.0%			85,976	1.4%
Equity funds			230,720	3.1%			223,571	3.7%
CLO equities			56,805	0.8%			61,565	1.0%
CLO equity funds			13,050	0.2%			15,440	0.3%
Other			879	—%			943	—%
Total			890,943	12.2%			937,047	15.5%

Other investments
Life settlements			127,777	1.7%			129,474	2.1%

Total investments	$5,901,570	$298,894	$7,325,424	100.0%	$4,628,277	$250,650	$6,040,495	100.0%
(1) Investment Grade are securities with a rating of BBB- or higher.

(2) Non-Investment Grade included non-rated securities with a fair value of $21.5 million and $28.1 million as at June 30, 2017 and December 31, 2016, respectively.

A description of our investment valuation processes is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2016 and "Note 6 - Fair Value Measurements" included within Item 1 of this Quarterly Report on Form 10-Q.

Composition of Funds Held - Directly Managed by Asset Class
The following table summarizes the fair value and composition of our funds held - directly managed portfolio by asset class as at June 30, 2017 and December 31, 2016:

	June 30, 2017				December 31, 2016
	Fair Value				Fair Value
	Investment Grade (1)	Non-Investment Grade	Total	%	Investment Grade (1)	Non-Investment Grade	Total	%
Fixed maturity investments:
U.S. government & agency	$52,548	$—	$52,548	4.4%	$47,885	$—	$47,885	4.8%
Non-U.S. government	6,074	—	6,074	0.5%	5,961	—	5,961	0.6%
Corporate	778,757	—	778,757	64.6%	663,556	—	663,556	66.8%
Municipal	55,268	—	55,268	4.6%	38,927	—	38,927	3.9%
Commercial mortgage-backed	200,502	—	200,502	16.6%	151,395	—	151,395	15.2%
Asset-backed	96,395	—	96,395	8.0%	79,806	—	79,806	8.0%
Total	1,189,544	—	1,189,544	98.7%	987,530	—	987,530	99.3%
Other assets	—	—	16,048	1.3%	—	—	7,135	0.7%
Total funds held - directly managed	$1,189,544	$—	$1,205,592	100.0%	$987,530	$—	$994,665	100.0%

(1)	Investment Grade are securities with a rating of BBB- or higher.
Composition of Investable Assets By Segment
Across all of our segments, we strive to structure our investments in a manner that recognizes our liquidity needs for future liabilities. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our general liability profile. If our liquidity needs or general liability profile unexpectedly change, we may adjust the structure of our investment portfolio to meet our revised expectations. The following tables summarize the composition of total invested assets by segment as at June 30, 2017 and December 31, 2016:

	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total
	(in thousands of U.S. dollars)
June 30, 2017
Short-term investments, trading, at fair value	$268,526	$8,628	$50,441	$—	$327,595
Fixed maturities, trading, at fair value	4,402,824	57,427	1,183,847	—	5,644,098
Fixed maturities, available-for-sale, at fair value	53	107,446	—	121,272	228,771
Equities, trading, at fair value	99,169	2,006	5,065	—	106,240
Other investments, at fair value	713,133	8,391	158,117	11,302	890,943
Other investments, at cost	—	—	—	128,296	128,296
Total investments	5,483,705	183,898	1,397,470	260,870	7,325,943
Cash and cash equivalents	776,764	48,920	253,065	26,002	1,104,751
Funds held - directly managed	1,205,592	—	—	—	1,205,592
Funds held by reinsured companies	47,511	24,548	12,014	—	84,073
Total investable assets	$7,513,572	$257,366	$1,662,549	$286,872	$9,720,359
Duration (in years)	3.93	1.73	2.11	2.69	3.53
Average Credit Rating	A+	AA-	A	A+	A+

	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total
	(in thousands of U.S. dollars)
December 31, 2016
Short-term investments, trading, at fair value	$201,188	$7,938	$6,160	$7,632	$222,918
Short-term investments, available-for-sale, at fair value	—	268	—	—	268
Fixed maturities, trading, at fair value	3,144,811	13,320	1,199,460	30,651	4,388,242
Fixed maturities, available-for-sale, at fair value	3,108	142,562	—	121,829	267,499
Equities, trading, at fair value	88,481	—	6,566	—	95,047
Other investments, at fair value	783,857	—	153,190	—	937,047
Other investments, at cost	—	—	—	131,651	131,651
Total investments	4,221,445	164,088	1,365,376	291,763	6,042,672
Cash and cash equivalents	916,900	83,548	295,341	22,856	1,318,645
Funds held - directly managed	994,665	—	—	—	994,665
Funds held by reinsured companies	48,525	22,883	10,665	—	82,073
Total investable assets	$6,181,535	$270,519	$1,671,382	$314,619	$8,438,055
Duration (in years)	2.68	1.20	2.31	2.67	2.56
Average Credit Rating	A+	AA-	AA-	A+	A+
Credit Quality and Maturity Profiles
As at June 30, 2017 and December 31, 2016, our investment portfolio had an average credit quality rating of A+. As at June 30, 2017 and December 31, 2016, our fixed maturity investments rated lower than BBB- comprised 3.8% and 3.7% of our total investment portfolio, respectively. A detailed schedule of average credit ratings by asset class as at June 30, 2017 is included in Note 4 - "Investments - Credit Ratings" and Note 5 - "Funds Held - Directly Managed - Credit Ratings" of our unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q. Schedules of maturities by asset class are included in Note 4 - "Investments" and Note 5 - "Funds Held - Directly Managed" of our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Eurozone Exposure
As at June 30, 2017 and December 31, 2016 we owned $18.2 million and $15.0 million, respectively, of investments in fixed maturity securities issued by the sovereign governments of Italy, Ireland and Spain.

Investment Results - Consolidated
The following table summarizes our investment results for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Net investment income	$49,417	$44,932	$4,485	$98,156	$95,212	$2,944
Net realized and unrealized gains	51,877	34,503	17,374	110,396	72,780	37,616

Annualized Investment Book Yield
Annualized net investment income	197,668	179,728	17,940	196,312	190,424	5,888
Average aggregate invested assets, at cost(1)	9,746,896	8,707,465	1,039,431	9,360,941	8,773,739	587,202
Annualized investment book yield	2.03%	2.06%	(0.03)%	2.10%	2.17%	(0.07)%

Financial Statement Portfolio Return
Total financial statement return(2)	101,294	79,435	21,859	208,552	167,992	40,560
Average aggregate invested assets, at fair value(1)	9,796,584	8,696,512	1,100,072	9,373,706	8,743,518	630,188
Financial statement portfolio return	1.03%	0.91%	0.12%	2.22%	1.92%	0.30%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
(2) This is the sum of net investment income and net realized and unrealized gains from our U.S. GAAP consolidated financial statements.
Three and Six Months Ended June 30: Net investment income increased by $4.5 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to an increase in average investable assets, partially offset by a decrease of three basis points in the book yield we obtained on our assets. Net investment income increased by $2.9 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to an increase in average investable assets, partially offset by a decrease of 7 basis points in the book yield we obtained on our assets. The increase in average investable assets was primarily due to our transactions with RSA and QBE. The decrease in yield was primarily due to the changing mix in asset allocation as the assets acquired in the RSA transaction carried a lower yield than our existing portfolio.
The increase of $17.4 million in net realized and unrealized gains for the three months ended June 30 was comprised of net unrealized gains of $51.8 million in the three months ended June 30, 2017 compared to net unrealized gains of $32.3 million in the three months ended June 30, 2016, partially offset by a decrease in net realized gains of $2.0 million. The increase of $37.6 million in net realized and unrealized gains for the six months ended June 30 was comprised of net unrealized gains of $114.5 million in the six months ended June 30, 2017 compared to net unrealized gains of $72.0 million in the six months ended June 30, 2016, partially offset by a decrease in net realized gains of $4.8 million. The increase in net unrealized gains was primarily due to the increase in the valuation of our other investments and equity portfolios, partially offset by a decrease in the valuation of our fixed maturity portfolio as the treasury yield curve flattened during the three and six months ended June 30, 2017, having less of an effect compared to the decrease in treasury yields during the three and six months ended June 30, 2016.

Investment Results - By Segment
The following tables summarize our investment results by segment for the three and six months ended June 30, 2017 and 2016. These tables have been prepared on a basis consistent with the consolidated table above.
Non-life Run-off

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Net investment income	$39,572	$37,581	$1,991	$75,301	$73,811	$1,490
Net realized and unrealized gains	50,556	26,161	24,395	102,114	49,551	52,563

Annualized Investment Book Yield
Annualized net investment income	158,288	150,324	7,964	150,602	147,622	2,980
Average aggregate invested assets, at cost	7,541,833	6,483,945	1,057,888	7,146,368	6,552,733	593,635
Annualized investment book yield	2.10%	2.32%	(0.22)%	2.11%	2.25%	(0.14)%

Financial Statement Portfolio Return
Total financial statement return	90,128	63,742	26,386	177,415	123,362	54,053
Average aggregate invested assets, at fair value	7,586,709	6,487,387	1,099,322	7,160,199	6,541,455	618,744
Financial statement portfolio return	1.19%	0.98%	0.21%	2.48%	1.89%	0.59%
Three and Six Months Ended June 30: Net investment income increased by $2.0 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to an increase in average investable assets, partially offset by a decrease of 22 basis points in the book yield we obtained on our assets. Net investment income increased by $1.5 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to an increase in average investable assets, partially offset by a decrease of 14 basis points in the book yield we obtained on our assets. The increase in average investable assets was primarily due to our transactions with RSA and QBE. The decrease in yield was primarily due to the changing mix in asset allocation as the assets acquired in the RSA transaction carried a lower yield than our existing portfolio.
The increase of $24.4 million in net realized and unrealized gains for the three months ended June 30 was primarily comprised of net unrealized gains of $49.8 million in the three months ended June 30, 2017 compared to net unrealized gains of $25.5 million in the three months ended June 30, 2016. The increase of $52.6 million in net realized and unrealized gains for the six months ended June 30 was comprised of net unrealized gains of $104.0 million in the six months ended June 30, 2017 compared to net unrealized gains of $50.7 million in the six months ended June 30, 2016, partially offset by a decrease in net realized gains of $0.7 million. The increase in net unrealized gains was primarily due to the increase in the valuation of our other investment and equity portfolios, partially offset by a decrease in the valuation of our fixed maturity portfolio as the treasury yield curve flattened during the three and six months ended June 30, 2017, having less of an effect compared the decrease in treasury yields during the three and six months ended June 30, 2016.

Atrium

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Net investment income	$861	$635	$226	$1,985	1,189	$796
Net realized and unrealized gains	474	68	406	892	108	784

Annualized Investment Book Yield
Annualized net investment income	3,444	2,540	904	3,970	2,378	1,592
Average aggregate invested assets, at cost	271,727	312,637	(40,910)	270,382	312,725	(42,343)
Annualized investment book yield	1.27%	0.81%	0.46%	1.47%	0.76%	0.71%

Financial Statement Portfolio Return
Total financial statement return	1,335	703	632	2,877	1,297	1,580
Average aggregate invested assets, at fair value	269,619	309,818	(40,199)	267,187	308,830	(41,643)
Financial statement portfolio return	0.50%	0.23%	0.27%	1.08%	0.42%	0.66%

Three and Six Months Ended June 30: Net investment income increased by $0.2 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to an increase of 46 basis points in the book yield we obtained on our investable assets, partially offset by a decrease in our average investable assets. Net investment income increased by $0.8 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to an increase of 71 basis points in the book yield we obtained on our investable assets, partially offset by the decrease in our average investable assets. The increase in yield was primarily due to the changing mix in asset allocation as we executed on our investment strategies. Net realized and unrealized gains increased by $0.4 million for the three months ended June 30, 2017 compared with the three months ended June 30, 2016. Net realized and unrealized gains increased by $0.8 million for the six months ended June 30, 2017 compared with the six months ended June 30, 2016. The increase in net realized and unrealized gains was primarily attributable to gains on the recent purchases of trading, equities and other investments in the portfolio.
StarStone

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Net investment income	$7,189	$5,753	$1,436	$12,638	$11,033	$1,605
Net realized and unrealized gains	7,209	8,021	(812)	13,908	22,370	(8,462)

Annualized Investment Book Yield
Annualized net investment income	28,756	23,012	5,744	25,276	22,066	3,210
Average aggregate invested assets, at cost	1,633,059	1,585,479	47,580	1,637,823	1,583,748	54,075
Annualized investment book yield	1.76%	1.45%	0.31%	1.54%	1.39%	0.15%

Financial Statement Portfolio Return
Total financial statement return	14,398	13,774	624	26,546	33,403	(6,857)
Average aggregate invested assets, at fair value	1,638,690	1,574,643	64,047	1,638,232	1,568,789	69,443
Financial statement portfolio return	0.88%	0.87%	0.01%	1.62%	2.13%	(0.51)%
Three and Six Months Ended June 30: Net investment income increased by $1.4 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 due to an increase in our average investable assets and an increase of 31 basis points in the book yield we obtained on those assets. Net investment income increased by $1.6 million in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to an increase in our average investable assets and an increase of 15 basis points in the book yield we obtained on those assets. The increase in yield was primarily due to the changing mix in asset allocation as we executed on our investment strategies. Net realized and unrealized gains decreased by $0.8 million during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Net realized and unrealized gains decreased by $8.5 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2017. The decreases were primarily due to a decrease in the valuation of the fixed maturity portfolio as the treasury yield curve flattened during the three and six months ended June 30, 2017 having less of an effect compared to the decrease in treasury yields during the three and six months ended June 30, 2016, partially offset by increases in the valuation of our other investments.
Life and Annuities

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Net investment income	$3,019	$1,822	$1,197	$10,353	$10,460	$(107)
Net realized and unrealized gains (losses)	(6,362)	253	(6,615)	(6,518)	751	(7,269)

Annualized Investment Book Yield
Annualized net investment income	12,076	7,288	4,788	20,706	20,920	(214)
Average aggregate invested assets, at cost	300,277	325,404	(25,127)	306,368	324,533	(18,165)
Annualized investment book yield	4.02%	2.24%	1.78%	6.76%	6.45%	0.31%

Financial Statement Portfolio Return
Total financial statement return	(3,343)	2,075	(5,418)	3,835	11,211	(7,376)
Average aggregate invested assets, at fair value	301,566	324,664	(23,098)	308,088	324,444	(16,356)
Financial statement portfolio return	(1.11)%	0.64%	(1.75)%	1.24%	3.46%	(2.22)%
Three and Six Months Ended June 30: Net investment income increased by $1.2 million during the three months ended June 30, 2017 due to an increase in earnings from life settlements. Net investment income was relatively unchanged during the six months ended June 30, 2017. Net realized and unrealized gains (losses) decreased by $6.6 million during the three months ended June 30, primarily due to impairment charges of $6.2 million on life settlements. Net realized and unrealized gains (losses) decreased by $7.3 million during the six months ended June 30, primarily due to impairment charges of $6.3 million on life settlements.

Liquidity and Capital Resources
Overview
Enstar aims to generate cash flows from our insurance operations and investments, preserve sufficient capital for future acquisitions, and develop relationships with lenders who provide borrowing capacity at competitive rates.
Our capital resources as at June 30, 2017 included shareholders' equity of $3.0 billion, redeemable noncontrolling interest of $0.5 billion classified as temporary equity, and debt obligations of $0.6 billion. The redeemable noncontrolling interest may be settled in the future in cash or Enstar ordinary shares, at our option. Based on our current loss reserves position, our portfolios of in-force insurance and reinsurance business, and our investment positions, we believe we are well capitalized.
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
Cash and Cash Equivalents
As at June 30, 2017 and December 31, 2016, we had total cash and cash equivalents, and restricted cash and cash equivalents of approximately $1.1 billion and $1.3 billion, respectively. We expect our cash flows, together with our existing capital base and cash and investments acquired on the purchase of insurance and reinsurance subsidiaries, to be sufficient to meet cash requirements and to operate our business. For a description of our sources and uses of cash in our holding company and operating companies, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2016. Our cash and cash equivalents are comprised mainly of cash, fixed deposits, commercial paper with maturities of less than three months and money market funds.
As of June 30, 2017, we had $681.1 million of cash and cash equivalents, excluding restricted cash that supports insurance operations, and included in this amount was $600.5 million held by foreign subsidiaries outside of Bermuda. Based on our group's current corporate structure with a Bermuda domiciled parent company and the jurisdictions in which we operate, if the cash and cash equivalents held by our foreign subsidiaries were to be distributed to us, as dividends or otherwise, such amounts would not be subject to incremental income taxes, however in certain circumstances withholding taxes may be imposed by some jurisdictions, including the United States. Based on existing tax laws, regulations and our current intentions, there was no accrual as of June 30, 2017 for any material withholding taxes on dividends or other distributions, as described in "Note 18 - Taxation" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
The following table summarizes our consolidated cash flows provided by (used in) operating, investing and financing activities for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Cash provided by (used in):
Operating activities	$(262,549)	$(184,037)	$(78,512)
Investing activities	121,196	75,713	45,483
Financing activities	(66,858)	13,548	(80,406)
Effect of exchange rate changes on cash	636	451	185
Net increase (decrease) in cash and cash equivalents	(207,575)	(94,325)	(113,250)
Cash and cash equivalents, beginning of period	1,318,645	1,295,169	23,476
Change in cash of businesses held-for-sale	(6,319)	—	(6,319)
Cash and cash equivalents, end of period	$1,104,751	$1,200,844	$(89,774)

Details of our consolidated cash flows are included in "Item 1. Financial Statements - Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (unaudited)."
2017 versus 2016: Cash and cash equivalents decreased by $207.6 million during the six months ended June 30, 2017 compared with a decrease of $94.3 million during the six months ended June 30, 2016.
For the six months ended June 30, 2017, cash and cash equivalents decreased by $207.6 million, as cash used in operations of $262.5 million and cash used in financing of $66.9 million was partially offset by cash provided by investing activities of $121.2 million. Cash used in operations is largely a result of the timing of loss payments across all of our segments. Cash used in financing activities for the six months ended June 30, 2017 related primarily to the repayment of the remaining principal on the Sussex term loan ("Sussex Facility"). Dividends of $27.5 million were also paid to redeemable noncontrolling interests during the six months ended June 30, 2017. In addition, during the six months ended June 30, 2017 we raised $347.1 million of proceeds, net of issuance costs, from the public offering of Senior Notes, and those proceeds were used to repay a portion of our revolving credit facility. Cash provided by investing activities for the six months ended June 30, 2017 primarily related to the net redemptions of other investments of $85.1 million.

For the six months ended June 30, 2016, cash and cash equivalents decreased by $94.3 million, as cash used in operations of $184.0 million, was partially offset by cash provided by investing activities of $75.7 million and cash provided by financing activities of $13.5 million. Cash provided by investing activities for the six months ended June 30, 2016 primarily related to the net redemptions of other investments of $59.7 million. Cash provided by financing activities for the six months ended June 30, 2016 was not significantly changed, as net drawdowns of $44.1 million under the Enstar Group Limited Revolving Credit Facility were substantially offset by repayments of $30.5 million related to the Sussex Facility.
Investments
As at June 30, 2017 and December 31, 2016, we had total investments of approximately $7.3 billion and $6.0 billion, respectively. The increase related to the transactions with QBE and RSA.
For information regarding our investments, refer to "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments."
Reinsurance Balances Recoverable
As at June 30, 2017 and December 31, 2016, we had reinsurance balances recoverable of $2.0 billion and $1.5 billion, respectively. The increase related to the transactions with QBE and RSA.

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
Funds Held by Reinsured Companies
As at June 30, 2017 and December 31, 2016, we had funds held - directly managed of $1.2 billion and $1.0 billion, respectively. The increase was primarily due to the completion on January 11, 2017 of our transaction with QBE to reinsure portfolios of QBE's run-off business, which was completed on a partial funds held basis. Our funds held - directly managed is carried on our consolidated balance sheets at fair value due to a variable investment crediting rate on the Allianz transaction and the election of the fair value option for the reinsurance transaction with QBE. For further information regarding our funds held - directly managed, refer to Note 5 - "Funds held - directly managed" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

In addition, as at June 30, 2017 and December 31, 2016, we had funds held by reinsured companies of $84.1 million and $82.1 million, respectively, which are carried at cost with a fixed crediting rate.

For information regarding credit risk, refer to "Item 3. Quantitative and Qualitative Disclosures About Market Risk - Credit Risk - Funds Held by Reinsured Companies" of this Quarterly Report on Form 10-Q.

Debt Obligations
We utilize loan facilities primarily for acquisitions, loss portfolio transfer reinsurance transactions and, from time to time, for general corporate purposes. For information regarding our loan facilities, including our loan covenants, refer to "Note 13 - Debt Obligations" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. Debt obligations as of June 30, 2017 and December 31, 2016 were $640.8 million and $673.6 million, respectively.
On March 10, 2017, we issued Senior Notes (the "Notes") for an aggregate principal amount of $350.0 million. The Notes pay 4.5% interest semi-annually and mature on March 10, 2022. The Notes are unsecured and unsubordinated obligations that rank equal to any of our other unsecured and unsubordinated, senior to any future obligations that are expressly subordinated to the Notes, effectively subordinated to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all liabilities of our subsidiaries.
Our main facility is the EGL Revolving Credit Facility, originated on September 16, 2014 for a five-year term, and most recently amended on March 20, 2017. This facility is among the Company and certain of its subsidiaries, as borrowers and as guarantors, and various financial institutions. We are permitted to borrow up to an aggregate of $831.3 million. The individual outstanding loans under the facility are unsecured short-term floating rate loans with an interest rate of LIBOR plus an applicable margin and utilization fee as set forth in the credit facility agreement. As at June 30, 2017, $612.7 million of the total capacity was available for use under the EGL Revolving Credit Facility. During the six months ended June 30, 2017, our borrowing included €75.0 million to hedge the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currency is denominated in Euros. Subsequent to June 30, 2017, we utilized nil and repaid $2.2 million, bringing unutilized capacity under this facility to $614.9 million.
We also have a three-year unsecured term loan (the "EGL Term Loan Facility") that was originated on November 18, 2016. As at June 30, 2017, the outstanding principal under this facility was $75.0 million, and there was no unutilized capacity.
The Sussex Facility, a four-year term loan that was originated on December 24, 2014 with two financial institutions, was fully repaid during the six months ended June 30, 2017. As at December 31, 2016, the outstanding principal under this facility was $63.5 million.

Contractual Obligations
The following table summarizes, as of June 30, 2017, our future payments under contractual obligations and estimated payments for losses and LAE and policy benefits by expected payment date and updates the table on page 76 of our Annual Report on Form 10-K for the year ended December 31, 2016. The table excludes short-term liabilities and includes only obligations that are expected to be settled in cash.

	Total	Less than 1 Year	1 - 3 years	3 - 5 years	More than 5 Years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and LAE (1)	$8,119.3	$1,401.5	$2,348.7	$1,211.7	$3,157.4
Policy benefits for life and annuity contracts (2)	326.2	21.1	41.2	38.5	225.4
Operating lease obligations	47.4	10.7	17.7	10.5	8.5
Investing Activities
Investment commitments	183.7	80.0	78.8	24.9	—
Financing Activities
Loan repayments (including estimated interest payments)	755.8	33.4	340.9	381.5	—
Total	$9,432.4	$1,546.7	$2,827.3	$1,667.1	$3,391.3

(1)
The reserves for losses and LAE represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above. The amounts in the above table represent our estimates of known liabilities as of June 30, 2017 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, certain of the reserves included in the unaudited condensed consolidated financial statements as of June 30, 2017 were acquired by us and initially recorded at fair value with subsequent amortization, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.

(2)
Policy benefits for life and annuity contracts recorded in our unaudited condensed consolidated balance sheet as at June 30, 2017 of $114.7 million are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

For additional information relating to our commitments and contingencies, see "Note 20 - Commitments and Contingencies" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
At June 30, 2017, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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
The fair value of the liability for losses and LAE and reinsurance recoverable under these contracts is presented separately in our consolidated balance sheet as at June 30, 2017. Changes in the fair value of the liability for losses and LAE and reinsurance recoverable are included in net incurred losses and LAE in our consolidated statement of operations.
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
Interest Rate Risk
Interest rate risk is the price sensitivity of a security to changes in interest rates. Our investment portfolio and funds held -directly managed includes fixed maturity and short-term investments, whose fair values will fluctuate with changes in interest rates. We attempt to maintain adequate liquidity in our fixed maturity investments portfolio with a strategy designed to emphasize the preservation of our invested assets and provide sufficient liquidity for the prompt payment of claims and contract liabilities, as well as for settlement of commutation payments. We also monitor the duration and structure of our investment portfolio.
The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, in our fixed maturity and short-term investments portfolio classified as trading and available-for-sale as at June 30, 2017 and December 31, 2016:

	Interest Rate Shift in Basis Points
As at June 30, 2017	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$6,459	$6,328	$6,200	$6,075	$5,956
Market Value Change from Base	4.2%	2.1%	—	(2.0)%	(3.9)%
Change in Unrealized Value	$259	$128	$—	$(125)	$(244)

As at December 31, 2016	-100	-50	—	+50	+100
Total Market Value	$5,040	$4,969	$4,879	$4,830	$4,762
Market Value Change from Base	3.3%	1.8%	—	(1.0)%	(2.4)%
Change in Unrealized Value	$161	$90	$—	$(49)	$(117)
The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, in our funds held - directly managed portfolio as at June 30, 2017 and December 31, 2016:

	Interest Rate Shift in Basis Points
As at June 30, 2017	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$1,275	$1,231	$1,190	$1,152	$1,116
Market Value Change from Base	7.1%	3.4%	—	(3.2)%	(6.2)%
Change in Unrealized Value	$85	$41	$—	$(38)	$(74)

As at December 31, 2016	-100	-50	—	+50	+100
Total Market Value	$1,057	$1,022	$988	$958	$928
Market Value Change from Base	7.0%	3.4%	—	(3.0)%	(6.1)%
Change in Unrealized Value	$69	$34	$—	$(30)	$(60)
Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities, short-term investments and funds held - directly managed may be materially different from the resulting change in value indicated in the tables above.

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
Fixed Maturity and Short-Term Investments
As a holder of fixed maturity and short-term investments, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity investments of short-to-medium duration and mutual funds. A table of credit ratings for our fixed maturity and short-term investments is in "Note 4 - Investments" in the notes to our unaudited condensed consolidated financial statements included within Part I, Item 1 of this Quarterly Report on Form 10-Q. As at June 30, 2017, approximately 47.8% of our fixed maturity and short-term investment portfolio was rated AA or higher by a major rating agency (December 31, 2016: 52.2%), with 4.5% rated lower than BBB- (December 31, 2016: 4.6%). The portfolio as a whole had an average credit quality rating of A+ as at June 30, 2017 (December 31, 2016: A+). In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we do not believe we have significant concentrations of credit risk.
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
As at June 30, 2017 and December 31, 2016, our reinsurance balances recoverable included $288.2 million and $242.1 million, respectively, from a related party and equity method investee, KaylaRe Ltd., amongst other balances, as discussed in "Note 19 - Related Party Transactions" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report.

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

Equity Price Risk
Our portfolio of equity investments, including the equity funds and call options on equities included in other investments (collectively, "equities at risk"), has exposure to equity price risk, which is the risk of potential loss in fair value resulting from adverse changes in stock prices. Our global equity portfolio is correlated with a blend of the S&P 500 and MSCI World indices, and changes in this blend of indices would approximate the impact on our portfolio. The fair value of our equities at risk at June 30, 2017 was approximately $336.9 million (December 31, 2016: $318.6 million). At June 30, 2017, the impact of a 10% decline in the overall market prices of our equities at risk would be approximately $33.7 million (December 31, 2016: $31.9 million), on a pre-tax basis.
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
We have exposure to foreign currency risk through our ownership of European, British, Canadian, and Australian subsidiaries whose functional currencies are the Euro, British pound, Canadian dollar, and Australian dollar, respectively. The foreign exchange gain or loss resulting from the translation of their financial statements from functional currency into U.S. dollars is recorded in the currency translation adjustment account, which is a component of accumulated other comprehensive income (loss) in shareholders’ equity. During the six months ended June 30, 2017, we maintained our borrowing of Euros under the EGL Revolving Credit Facility to hedge the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currency is denominated in Euros. During the six months ended June 30, 2017, we entered into forward exchange contracts to hedge the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currencies are denominated in Canadian and Australian dollars. The loan and the forward contracts are discussed in "Note 13 - Debt Obligations" and "Note 7 - Derivative Instruments", respectively, in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report. We utilized hedge accounting to record the foreign exchange gain or loss on these instruments in the currency translation account. We also utilized foreign currency forward contracts to hedge certain foreign currency exposures in British pounds and Euros which were not designated for hedge accounting.
The table below summarizes our net exposures to foreign currencies as at June 30, 2017 and December 31, 2016:

As at June 30, 2017	GBP	Euro	AUD	CDN	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$82.3	$15.1	$5.0	$5.5	$2.0	$109.9
Pre-tax impact of a 10% movement of the U.S. dollar(1)	$8.2	$1.5	$0.5	$0.5	$0.2	$10.9
As at December 31, 2016	GBP	Euro	AUD	CDN	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$20.6	$17.9	$12.2	$26.6	$5.2	$82.5
Pre-tax impact of a 10% movement of the U.S. dollar(1)	$2.1	$1.8	$1.2	$2.7	$0.5	$8.3

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2017. Based on that evaluation, our Chief Executive

Officer and our Chief Financial Officer have concluded that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 3, 2017.

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

10.1+
Amended and Restated Employment Agreement, dated as of April 12, 2017 and effective April 17, 2017, by and between Enstar Group Limited and Dominic F. Silvester (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on May 8, 2017).

10.2+
Amended and Restated Employment Agreement, dated May 19, 2017, by and between Enstar Group Limited and Paul J. O'Shea (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 22, 2017).

10.3+
Amended and Restated Employment Agreement, dated May 19, 2017, by and between Enstar Group Limited and Orla M. Gregory (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 22, 2017).

10.4+	Transition Agreement, dated May 19, 2017, by and between Enstar Group Limited and Mark W. Smith (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on May 22, 2017).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files.
________________________________
*     filed herewith
** furnished herewith
+     denotes management contract or compensatory arrangement