Form 10-Q
period 2017-09-30
Enstar Group LTD
filed 2017-11-08
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As at November 8, 2017, the registrant had outstanding 16,423,896 voting ordinary shares and 3,004,443 non-voting convertible ordinary shares, each par value $1.00 per share.

Enstar Group Limited
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2017

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2017 and December 31, 2016

	September 30, 2017	December 31, 2016
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$254,251	$222,918
Short-term investments, available-for-sale, at fair value (amortized cost: 2017 — $nil; 2016 — $287)	—	268
Fixed maturities, trading, at fair value	5,814,991	4,388,242
Fixed maturities, available-for-sale, at fair value (amortized cost: 2017 — $220,249; 2016 — $269,577)	222,085	267,499
Equities, trading, at fair value	109,650	95,047
Other investments, at fair value	902,864	937,047
Other investments, at cost	127,562	131,651
Total investments	7,431,403	6,042,672
Cash and cash equivalents	624,451	954,871
Restricted cash and cash equivalents	324,905	363,774
Funds held - directly managed	1,191,923	994,665
Premiums receivable	413,300	406,676
Deferred tax assets	14,189	11,374
Prepaid reinsurance premiums	243,470	219,115
Reinsurance balances recoverable	1,569,757	1,460,743
Reinsurance balances recoverable, at fair value	545,748	—
Funds held by reinsured companies	91,800	82,073
Deferred acquisition costs	75,117	58,114
Goodwill and intangible assets	181,831	184,855
Other assets	829,230	842,356
Assets held for sale	1,222,306	1,244,456
TOTAL ASSETS	$14,759,430	$12,865,744

LIABILITIES
Losses and loss adjustment expenses	$5,760,465	$5,987,867
Losses and loss adjustment expenses, at fair value	1,855,252	—
Policy benefits for life and annuity contracts	118,615	112,095
Unearned premiums	568,673	548,343
Insurance and reinsurance balances payable	254,041	394,021
Deferred tax liabilities	22,339	28,356
Debt obligations	653,454	673,603
Other liabilities	928,147	705,318
Liabilities held for sale	1,126,270	1,150,787
TOTAL LIABILITIES	11,287,256	9,600,390

COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	440,342	454,522

SHAREHOLDERS’ EQUITY
Share capital authorized, issued and fully paid, par value $1 each (authorized 2017 and 2016: 156,000,000):
Ordinary shares (issued and outstanding 2017: 16,390,681; 2016: 16,175,250)	16,391	16,175
Non-voting convertible ordinary shares:
Series C (issued and outstanding 2017: 2,599,672; 2016: 2,792,157)	2,600	2,792
Series E (issued and outstanding 2017: 404,771; 2016: 404,771)	405	405
Series C Preferred Shares (issued 2017: 388,571; 2016: 388,571)	389	389
Treasury shares at cost (Preferred shares 2017: 388,571; 2016: 388,571)	(421,559)	(421,559)
Additional paid-in capital	1,391,229	1,380,109
Accumulated other comprehensive loss	(5,161)	(23,549)
Retained earnings	2,037,051	1,847,550
Total Enstar Group Limited Shareholders’ Equity	3,021,345	2,802,312
Noncontrolling interest	10,487	8,520
TOTAL SHAREHOLDERS’ EQUITY	3,031,832	2,810,832
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	$14,759,430	$12,865,744

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three and Nine Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$148,025	$205,730	$452,494	$607,326
Fees and commission income	15,895	9,187	46,476	26,098
Net investment income	52,028	48,022	150,184	143,234
Net realized and unrealized gains	29,301	66,608	139,697	139,388
Other income (loss)	(3,848)	414	19,206	6,113
	241,401	329,961	808,057	922,159
EXPENSES
Net incurred losses and loss adjustment expenses	75,712	(6,902)	163,224	172,778
Life and annuity policy benefits	1,060	1,682	5,048	227
Acquisition costs	24,281	50,074	75,457	138,950
General and administrative expenses	100,325	103,097	309,283	300,237
Interest expense	6,410	5,027	20,851	15,846
Net foreign exchange losses	4,775	2,276	15,612	2,192
Loss on sale of subsidiary	6,740	—	16,349	—
	219,303	155,254	605,824	630,230
EARNINGS BEFORE INCOME TAXES	22,098	174,707	202,233	291,929
INCOME TAXES	(1,432)	(8,227)	(3,234)	(23,646)
NET EARNINGS FROM CONTINUING OPERATIONS	20,666	166,480	198,999	268,283
NET EARNINGS (LOSSES) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	3,495	3,897	(1,005)	6,480
NET EARNINGS	24,161	170,377	197,994	274,763
Less: Net (earnings) losses attributable to noncontrolling interest	14,832	(14,329)	(14,135)	(32,601)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$38,993	$156,048	$183,859	$242,162

Earnings per ordinary share attributable to Enstar Group Limited:
Basic:
Net earnings from continuing operations	$1.83	$7.89	$9.54	$12.21
Net earnings (losses) from discontinued operations	0.18	0.20	(0.05)	0.34
Net earnings per ordinary share	$2.01	$8.09	$9.49	$12.55
Diluted:
Net earnings from continuing operations	$1.81	$7.82	$9.47	$12.13
Net earnings (losses) from discontinued operations	0.18	0.20	(0.05)	0.33
Net earnings per ordinary share	$1.99	$8.02	$9.42	$12.46
Weighted average ordinary shares outstanding:
Basic	19,392,120	19,299,038	19,384,897	19,292,450
Diluted	19,559,168	19,449,430	19,515,987	19,432,658
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(expressed in thousands of U.S. dollars)
NET EARNINGS	$24,161	$170,377	$197,994	$274,763
Other comprehensive income, net of tax:
Unrealized holding gains on fixed income investments arising during the period	2,219	1,398	4,598	10,762
Reclassification adjustment for net realized gains included in net earnings	(3)	(12)	(254)	(147)
Unrealized gains arising during the period, net of reclassification adjustment	2,216	1,386	4,344	10,615
Currency translation adjustment	11,634	2,803	15,891	8,856
Total other comprehensive income (loss)	13,850	4,189	20,235	19,471
Comprehensive income	38,011	174,566	218,229	294,234
Less: Comprehensive income attributable to noncontrolling interest	14,432	(14,321)	(15,983)	(34,240)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$52,443	$160,245	$202,246	$259,994

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,
	2017	2016
	(expressed in thousands of U.S. dollars)
Share Capital — Ordinary Shares
Balance, beginning of period	$16,175	$16,133
Issue of shares	24	38
Conversion of Series C Non-Voting Convertible Ordinary Shares	192	—
Balance, end of period	$16,391	$16,171
Share Capital — Series A Non-Voting Convertible Ordinary Shares
Balance, beginning of period	$—	$2,973
Shares converted to Series C Convertible Participating Non-Voting Perpetual Preferred Stock	—	(2,973)
Balance, end of period	$—	$—
Share Capital — Series C Non-Voting Convertible Ordinary Shares
Balance, beginning of period	$2,792	$2,726
Conversion to Ordinary Shares	(192)	—
Balance, end of period	$2,600	$2,726
Share Capital — Series E Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$405	$405
Share Capital — Series C Convertible Participating Non-Voting Perpetual Preferred Stock
Balance, beginning of period	$389	$—
Conversion of Series A Non-Voting Convertible Ordinary Stock	—	389
Balance, beginning and end of period	$389	$389
Treasury Shares
Balance, beginning and end of period	$(421,559)	$(421,559)
Additional Paid-in Capital
Balance, beginning of period	$1,380,109	$1,373,044
Issue of shares and warrants	647	1,023
Conversion of Series A Non-Voting Convertible Ordinary Stock	—	2,584
Amortization of equity incentive plan	10,473	2,738
Balance, end of period	$1,391,229	$1,379,389
Accumulated Other Comprehensive Loss
Balance, beginning of period	$(23,549)	$(35,162)
Currency translation adjustment
Balance, beginning of period	(18,993)	(23,790)
Change in currency translation adjustment	8,440	8,852
Reclassification to earnings on disposal of subsidiary	7,440	—
Balance, end of period	(3,113)	(14,938)
Defined benefit pension liability
Balance, beginning and end of period	(4,644)	(7,723)
Unrealized gains (losses) on investments
Balance, beginning of period	88	(3,649)
Change in unrealized gains (losses) on investments	2,508	8,977
Balance, end of period	2,596	5,328
Balance, end of period	$(5,161)	$(17,333)
Retained Earnings
Balance, beginning of period	$1,847,550	$1,578,312
Net earnings attributable to Enstar Group Limited	183,859	242,162
Accretion of redeemable noncontrolling interests to redemption value	760	(3,208)
Cumulative effect of change in accounting principle	4,882	—
Balance, end of period	$2,037,051	$1,817,266
Noncontrolling Interest (excludes Redeemable Noncontrolling Interest)
Balance, beginning of period	$8,520	$3,911
Contribution of capital	22	—
Net earnings attributable to noncontrolling interest	1,945	(434)
Balance, end of period	$10,487	$3,477

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,
	2017	2016
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings	$197,994	$274,763
Net losses (earnings) from discontinued operations	1,005	(6,480)
Adjustments to reconcile net earnings to cash flows used in operating activities:
Net realized gains on sale of investments	(5,012)	(5,661)
Net unrealized gains on investments	(108,011)	(133,727)
Other non-cash items	10,544	5,207
Depreciation and other amortization	28,925	27,511
Net change in trading securities held on behalf of policyholders	25,597	(1,276)
Sales and maturities of trading securities	4,111,406	2,223,274
Purchases of trading securities	(5,611,677)	(2,155,120)
Net loss on sale of subsidiary	16,349	—
Changes in:
Reinsurance balances recoverable	(628,654)	197,261
Funds held by reinsured companies	(206,985)	(1,031,338)
Losses and loss adjustment expenses	1,590,764	411,006
Policy benefits for life and annuity contracts	170	(7,098)
Insurance and reinsurance balances payable	(140,356)	(2,331)
Unearned premiums	20,330	6,782
Other operating assets and liabilities	215,365	101,780
Net cash flows used in operating activities	(482,246)	(95,447)
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(670)	9,924
Sale of subsidiary, net of cash sold	19,690	—
Sales and maturities of available-for-sale securities	60,202	64,865
Purchase of available-for-sale securities	(2,565)	(52,865)
Purchase of other investments	(98,203)	(47,361)
Redemption of other investments	202,581	92,403
Other investing activities	(16,831)	(2,693)
Net cash flows provided by investing activities	164,204	64,273
FINANCING ACTIVITIES:
Contribution by noncontrolling interest	22	—
Dividends paid to noncontrolling interest	(27,458)	—
Receipt of loans	534,100	154,048
Repayment of loans	(564,203)	(186,250)
Net cash flows used in financing activities	(57,539)	(32,202)
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	6,292	(3,488)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(369,289)	(66,864)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,318,645	1,295,169
CASH AND CASH EQUIVALENTS, END OF PERIOD	$949,356	$1,228,305

Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$11,107	$17,518
Interest paid	$18,043	$14,335

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	624,451	730,345
Restricted cash and cash equivalents	324,905	497,960
Cash, cash equivalents and restricted cash	$949,356	$1,228,305
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 and December 31, 2016

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
Significant New Accounting Policies
As a result of electing the fair value option in relation to the two new transactions described in Note 2 - "Significant New Business", we adopted a significant new accounting policy during the nine months ended September 30, 2017. Other than the policy described below, there have been no material changes to the Company’s significant accounting policies from those described in Note 2 - "Significant Accounting Policies" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
New Accounting Standards Adopted in 2017
Accounting Standards Update (“ASU”) 2017-12, Targeted Improvements to Accounting for Hedging Activities

In August 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-12, which amends the hedge accounting recognition and presentation requirements in Accounting Standards Codification (“ASC”) 815 - Derivatives and Hedging. FASB’s objectives in issuing the guidance are to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities, and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. We have adopted this guidance early and that adoption did not have an impact on our consolidated financial statements and disclosures.

ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities

In March 2017, the FASB issued ASU 2017-08, which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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
Recently Issued Accounting Pronouncements Not Yet Adopted
Note 2 - "Significant Accounting Policies" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016 describes accounting pronouncements that were not adopted as of December 31, 2016. Those pronouncements are not yet adopted unless discussed above in "New Accounting Standards Adopted in 2017". In addition, the following pronouncements were issued during the nine months ended September 30, 2017 and are not yet adopted.
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
3. HELD-FOR-SALE BUSINESSES AND DIVESTITURES
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
Pavonia comprises a substantial portion of the Life and Annuities segment. We have classified the assets and liabilities of the businesses to be sold as held-for-sale. The following table summarizes the components of assets and liabilities held-for-sale on our consolidated balance sheet as at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Assets:
Fixed maturities, trading, at fair value	$280,358	$326,382
Fixed maturities, held-to-maturity, at amortized cost	752,419	765,554
Equities, trading, at fair value	4,889	4,428
Other investments, at fair value	13,080	15,114
Cash and cash equivalents	39,325	18,018
Restricted cash and cash equivalents	34,582	5,202
Deferred tax assets	31,500	31,500
Reinsurance balances recoverable	16,609	18,029
Other assets	49,544	60,229
Total assets held for sale	$1,222,306	$1,244,456

Liabilities:
Policy benefits for life and annuity contracts	$1,120,139	$1,144,850
Other liabilities	6,131	5,937
Total liabilities held for sale	$1,126,270	$1,150,787
As at September 30, 2017 and December 31, 2016, included in the table above were restricted investments of $766.4 million and $786.0 million, respectively.
The cumulative currency translation adjustments ("CTA") balance in accumulated other comprehensive income (loss) ("AOCI"), a component of shareholders' equity, included $(12.0) million and $(14.8) million as at September 30, 2017 and December 31, 2016, respectively, related to Pavonia. Upon completion of the sale, the CTA will be included in earnings as a reduction of the gain on sale.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Pavonia business qualifies as a discontinued operation. The following table summarizes the components of net earnings (losses) from discontinued operations on the consolidated statements of earnings for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
INCOME
Net premiums earned	$14,082	$17,664	$42,012	$52,405
Net investment income	10,077	9,609	30,383	28,306
Net realized and unrealized gains (losses)	(233)	3,814	2,543	6,985
Other income	384	195	1,139	957
	24,310	31,282	76,077	88,653
EXPENSES
Life and annuity policy benefits	15,320	20,071	60,102	62,284
Acquisition costs	2,412	2,469	6,728	7,347
General and administrative expenses	2,809	4,178	9,584	11,306
Other expenses	4	37	(12)	43
	20,545	26,755	76,402	80,980
EARNINGS (LOSSES) BEFORE INCOME TAXES	3,765	4,527	(325)	7,673
INCOME TAXES	(270)	(630)	(680)	(1,193)
NET EARNINGS (LOSSES) FROM DISCONTINUED OPERATIONS	$3,495	$3,897	$(1,005)	$6,480

The following table presents the cash flows of Pavonia for the nine months ended September 30, 2017, and 2016:

	Nine Months Ended September 30,
	2017	2016
Operating activities	$42,558	$(41,415)
Investing activities	8,129	61,925
Change in cash and cash equivalents	$50,687	$20,510

Laguna
On August 29, 2017, we closed the previously-announced sale of our wholly-owned subsidiary Laguna Life DAC (“Laguna”) to a subsidiary of Monument Re Limited, for a total consideration of €25.6 million (approximately $30.8 million).
Following the closing of the sale of Laguna, we recorded a loss on sale of subsidiary of $6.7 million and $16.3 million for the three and nine months ended September 30, 2017, respectively, which has been included in earnings from continuing operations before income taxes in our consolidated statement of earnings. This loss includes a CTA balance of $(6.3) million, which has been reclassified out of AOCI and included in earnings as a component of the loss on sale of Laguna during the three months ended September 30, 2017, following the closing of the sale.

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
Trading
The fair values of our fixed maturity investments, short-term investments and equities classified as trading were as follows:

	September 30, 2017	December 31, 2016
U.S. government and agency	$951,391	$840,274
Non-U.S. government	552,474	267,363
Corporate	3,207,222	2,387,322
Municipal	88,811	47,181
Residential mortgage-backed	363,867	373,528
Commercial mortgage-backed	382,365	217,212
Asset-backed	523,112	478,280
Total fixed maturity and short-term investments	6,069,242	4,611,160
Equities — U.S.	109,412	95,047
Equities — International	238	—
	$6,178,892	$4,706,207
Included within residential and commercial mortgage-backed securities as at September 30, 2017 were securities issued by U.S. governmental agencies with a fair value of $228.2 million (as at December 31, 2016: $362.9 million). Included within corporate securities as at September 30, 2017 were senior secured loans of $59.3 million (as at December 31, 2016: $90.7 million).
The contractual maturities of our fixed maturity and short-term investments classified as trading are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at September 30, 2017	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$539,562	$539,882	8.9%
More than one year through two years	604,417	604,681	10.0%
More than two years through five years	1,215,367	1,224,161	20.2%
More than five years through ten years	1,238,728	1,250,614	20.6%
More than ten years	1,141,727	1,180,560	19.4%
Residential mortgage-backed	360,851	363,867	6.0%
Commercial mortgage-backed	386,220	382,365	6.3%
Asset-backed	514,529	523,112	8.6%
	$6,001,401	$6,069,242	100.0%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-sale
The amortized cost and fair values of our fixed maturity and short-term investments classified as available-for-sale were as follows:

As at September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$4,210	$—	$(17)	$4,193
Non-U.S. government	80,026	1,295	(719)	80,602
Corporate	129,776	2,368	(1,097)	131,047
Municipal	5,827	17	(11)	5,833
Residential mortgage-backed	34	—	—	34
Asset-backed	376	—	—	376
	$220,249	$3,680	$(1,844)	$222,085

As at December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$12,784	$32	$(106)	$12,710
Non-U.S. government	86,897	1,303	(2,777)	85,423
Corporate	159,243	2,040	(2,628)	158,655
Municipal	6,585	12	(21)	6,576
Residential mortgage-backed	488	39	—	527
Asset-backed	3,867	9	—	3,876
	$269,864	$3,435	$(5,532)	$267,767
 The contractual maturities of our fixed maturity and short-term investments classified as available-for-sale are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at September 30, 2017	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$56,455	$56,302	25.4%
More than one year through two years	27,146	26,773	12.1%
More than two years through five years	58,187	58,789	26.5%
More than five years through ten years	40,660	41,808	18.8%
More than ten years	37,391	38,003	17.1%
Residential mortgage-backed	34	34	—%
Asset-backed	376	376	0.1%
	$220,249	$222,085	100.0%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross Unrealized Losses
The following tables summarize our fixed maturity and short-term investments in a gross unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
As at September 30, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity and short-term investments, at fair value
U.S. government and agency	$—	$—	$4,192	$(17)	$4,192	$(17)
Non-U.S. government	11,092	(557)	69,511	(162)	80,603	(719)
Corporate	9,895	(1,001)	121,154	(96)	131,049	(1,097)
Municipal	—	—	5,832	(11)	5,832	(11)
Total fixed maturity and short-term investments	$20,987	$(1,558)	$200,689	$(286)	$221,676	$(1,844)

	12 Months or Greater		Less Than 12 Months		Total
As at December 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity and short-term investments, at fair value
U.S. government and agency	$—	$—	$10,743	$(106)	$10,743	$(106)
Non-U.S. government	8,316	(1,794)	30,086	(983)	38,402	(2,777)
Corporate	8,003	(1,800)	42,304	(828)	50,307	(2,628)
Municipal	—	—	3,132	(21)	3,132	(21)
Total fixed maturity and short-term investments	$16,319	$(3,594)	$86,265	$(1,938)	$102,584	$(5,532)
As at September 30, 2017 and December 31, 2016, the number of securities classified as available-for-sale in an unrealized loss position was 80 and 156, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 33 and 41, respectively.
Other-Than-Temporary Impairment
For the nine months ended September 30, 2017 and 2016, we did not recognize any other-than-temporary impairment losses on our available-for-sale securities. We determined that no credit losses existed as at September 30, 2017 or 2016. A description of our other-than-temporary impairment process is included in Note 2 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016. There were no changes to our process during the nine months ended September 30, 2017.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Ratings
The following table sets forth the credit ratings of our fixed maturity and short-term investments as at September 30, 2017:

	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
Fixed maturity and short-term investments, at fair value
U.S. government and agency	$958,459	$955,584	15.2%	$954,138	$1,446	$—	$—	$—	$—
Non-U.S. government	616,642	633,076	10.1%	152,390	378,958	80,329	17,333	4,066	—
Corporate	3,291,514	3,338,269	53.0%	194,084	451,532	1,732,147	781,363	178,253	890
Municipal	93,025	94,644	1.5%	27,137	52,749	13,308	1,450	—	—
Residential mortgage-backed	360,885	363,901	5.8%	239,450	21,431	13,431	—	88,248	1,341
Commercial mortgage-backed	386,220	382,365	6.1%	184,200	33,859	79,627	60,837	9,909	13,933
Asset-backed	514,905	523,488	8.3%	271,817	41,854	72,490	53,511	81,961	1,855
Total	$6,221,650	$6,291,327	100.0%	$2,023,216	$981,829	$1,991,332	$914,494	$362,437	$18,019
% of total fair value				32.2%	15.6%	31.7%	14.5%	5.8%	0.2%
Other Investments, at fair value
The following table summarizes our other investments carried at fair value:

	September 30, 2017	December 31, 2016
Private equities and private equity funds	$284,164	$300,529
Fixed income funds	227,917	249,023
Fixed income hedge funds	70,047	85,976
Equity funds	241,598	223,571
CLO equities	55,411	61,565
CLO equity funds	13,042	15,440
Private credit funds	9,832	—
Other	853	943
	$902,864	$937,047
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

•	Equity funds invest in a diversified portfolio of U.S. and international publicly-traded equity securities. The funds have liquidity terms that vary from daily to every two weeks.

•
CLO equities comprise investments in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans. CLO equities denote direct investments by us in these securities.

•
CLO equity funds comprise two funds that invest primarily in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans. One of the funds has a fair value of $1.5 million, part of a self-liquidating structure that is expected to pay out over one to five years. The other fund has a fair value of $11.5 million and is eligible for redemption in 2018.

•
Private credit funds invest in direct senior or collateralized loans. The investments are subject to restrictions on redemption and sales that are determined by the governing documents and limit our ability to liquidate our positions in the funds.

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
As at September 30, 2017, we had unfunded commitments to private equity funds of $167.6 million.
Other Investments, at cost
Our other investments carried at cost of $127.6 million as at September 30, 2017 consist of life settlement contracts. During the nine months ended September 30, 2017 and 2016, net investment income included $10.6 million and $16.8 million, respectively, related to investments in life settlements. There were impairment charges of $7.5 million and $3.6 million recognized in net realized and unrealized gains/losses during the nine months ended September 30, 2017 and 2016, respectively, related to investments in life settlements. The following table presents further information regarding our investments in life settlements as at September 30, 2017 and December 31, 2016.

	September 30, 2017			December 31, 2016
	Number of Contracts	Carrying Value	Face Value (Death Benefits)	Number of Contracts	Carrying Value	Face Value (Death Benefits)
Remaining Life Expectancy of Insureds:
0 – 1 year	1	$332	$500	2	$461	$700
1 – 2 years	11	18,087	28,492	7	11,396	18,337
2 – 3 years	11	10,853	27,328	11	15,338	29,715
3 – 4 years	16	13,853	27,807	17	17,013	32,189
4 – 5 years	13	14,212	34,199	16	10,377	23,302
Thereafter	167	70,225	396,926	181	77,066	431,034
Total	219	$127,562	$515,252	234	$131,651	$535,277
Remaining life expectancy for year 0-1 in the table above references policies whose current life expectancy is less than 12 months as at the reporting date. Remaining life expectancy is not an indication of expected maturity. Actual maturity in any category above may vary significantly (either earlier or later) from the remaining life expectancies reported.
At September 30, 2017, our best estimate of the life insurance premiums required to keep the policies in force, payable in the 12 months ending September 30, 2018 and the four succeeding years ending September 30, 2022 is $18.1 million, $18.0 million, $17.3 million, $16.0 million and $15.7 million, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Realized and Unrealized Gains
Components of net realized and unrealized gains for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net realized gains (losses) on sale:
Gross realized gains on fixed maturity securities, available-for-sale	$8	$12	$345	$391
Gross realized losses on fixed maturity securities, available-for-sale	(5)	—	(91)	(244)
Net realized gains on fixed maturity securities, trading	4,595	3,508	3,608	3,093
Net realized gains on equity securities, trading	340	1,393	1,150	2,421
Net realized investment gains (losses) on funds held - directly managed	422	—	(3,720)	—
Total net realized gains on sale	$5,360	$4,913	$1,292	$5,661
Net unrealized gains (losses):
Fixed maturity securities, trading	$(10,747)	$12,158	$23,795	$93,225
Equity securities, trading	2,652	2,801	13,209	4,930
Change in fair value of other investments	27,802	46,736	71,007	35,572
Change in fair value of embedded derivative on funds held - directly managed	3,967	—	28,807	—
Change in value of fair value option on funds held - directly managed	267	—	1,587	—
Total net unrealized gains	23,941	61,695	138,405	133,727
Net realized and unrealized gains	$29,301	$66,608	$139,697	$139,388
The gross realized gains and losses on available-for-sale securities included in the table above resulted from sales of $5.9 million and $27.5 million for the three and nine months ended September 30, 2017, respectively, and $2.4 million and $36.0 million for the three and nine months ended September 30, 2016, respectively.
Net Investment Income
Major categories of net investment income for the three and nine months ended September 30, 2017 and 2016 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fixed maturity investments	$37,931	$28,131	$102,002	$86,216
Short-term investments and cash and cash equivalents	2,048	891	7,489	2,903
Equity securities	1,344	960	3,207	3,345
Other investments	3,120	4,997	10,016	16,724
Funds held	247	7,333	597	22,570
Funds held - directly managed	8,516	—	24,121	—
Life settlements and other	1,443	7,043	11,026	17,204
Gross investment income	54,649	49,355	158,458	148,962
Investment expenses	(2,621)	(1,333)	(8,274)	(5,728)
Net investment income	$52,028	$48,022	$150,184	$143,234

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Assets
We are required to maintain investments and cash and cash equivalents on deposit to support our insurance and reinsurance operations. The investments and cash and cash equivalents on deposit are available to settle insurance and reinsurance liabilities. We also utilize trust accounts to collateralize business with our insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The assets in trusts as collateral are primarily highly rated fixed maturity securities. The carrying value of our restricted assets, including restricted cash of $324.9 million and $363.8 million, as at September 30, 2017 and December 31, 2016, respectively, was as follows:

	September 30, 2017	December 31, 2016
Collateral in trust for third party agreements	$3,308,768	$1,975,022
Assets on deposit with regulatory authorities	586,861	882,400
Collateral for secured letter of credit facilities	172,838	177,263
Funds at Lloyd's (1)	235,171	220,328
	$4,303,638	$3,255,013
(1) Our underwriting businesses include three Lloyd's syndicates. Lloyd's determines the required capital principally through the annual business plan of each syndicate. This capital is referred to as "Funds at Lloyd's" and will be drawn upon in the event that a syndicate has a loss that cannot be funded from other sources. We have an unsecured letter of credit agreement for Funds at Lloyd’s purposes ("FAL Facility") to issue up to $140.0 million of letters of credit, with a provision to increase the facility up to $200.0 million. The FAL Facility is available to satisfy our Funds at Lloyd’s requirements and expires in 2021. As at September 30, 2017, our combined Funds at Lloyd's were comprised of cash and investments of $235.2 million and unsecured letters of credit of $122.0 million.
The increase in the collateral in trust for third-party agreements was primarily due to the loss portfolio transfer reinsurance transactions with RSA and QBE described in Note 2 - "Significant New Business".
5. FUNDS HELD - DIRECTLY MANAGED
Funds held - directly managed is comprised of the following:

•
The funds held balance in relation to the Allianz transaction, described in Note 4 - "Significant New Business" in our consolidated financial statements in Form 10-K for the year ended December 31, 2016, moved from a fixed crediting rate to a variable rate of return on the underlying investments on October 1, 2016. This variable return reflects the economics of the investment portfolio underlying the funds held asset and qualifies as an embedded derivative. We have recorded the aggregate of the funds held, typically held at cost, and the embedded derivative as a single amount in our consolidated balance sheet. As at September 30, 2017 and December 31, 2016, the funds held at cost had a carrying value of $1,011.4 million and $1,023.0 million, respectively, and the embedded derivative had a fair value of $0.5 million and $(28.3) million, respectively, the aggregate of which was $1,011.9 million and $994.7 million, respectively, as included in the table below.

•
The fair value option was elected for the QBE reinsurance transaction described in Note 2 - "Significant New Business". As at September 30, 2017, the funds held had an amortized cost of $178.5 million and fair value of $180.0 million.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair values of assets and liabilities underlying the funds held - directly managed account as at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Fixed maturity investments:
U.S. government and agency	$64,712	$47,885
Non-U.S. government	2,960	5,961
Corporate	721,313	663,556
Municipal	57,964	38,927
Residential mortgage-backed	30,346	—
Commercial mortgage-backed	207,851	151,395
Asset-backed	92,281	79,806
Total fixed maturity investments	$1,177,427	$987,530
Other assets	14,496	7,135
	$1,191,923	$994,665
The contractual maturities of our fixed maturity investments underlying the funds held - directly managed account are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at September 30, 2017	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$37,524	$37,513	3.2%
More than one year through two years	53,453	53,475	4.5%
More than two years through five years	254,029	255,357	21.7%
More than five years through ten years	248,673	249,121	21.2%
More than ten years	247,452	251,483	21.3%
Residential mortgage-backed	30,378	30,346	2.6%
Commercial mortgage-backed	211,887	207,851	17.7%
Asset-backed	91,956	92,281	7.8%
	$1,175,352	$1,177,427	100.0%
Credit Ratings
The following table sets forth the credit ratings of our fixed maturity investments underlying the funds held - directly managed account as at September 30, 2017:

	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated

U.S. government and agency	$64,775	$64,712	5.5%	$64,712	$—	$—	$—
Non-U.S. government	2,976	2,960	0.3%	—	—	2,960	—
Corporate	716,625	721,313	61.2%	7,462	40,000	296,548	377,303
Municipal	56,755	57,964	4.9%	—	20,640	29,960	7,364
Residential mortgage-backed	30,378	30,346	2.6%	30,346	—	—	—
Commercial mortgage-backed	211,887	207,851	17.7%	200,772	5,062	2,017	—
Asset-backed	91,956	92,281	7.8%	88,567	3,714	—	—
Total	$1,175,352	$1,177,427	100.0%	$391,859	$69,416	$331,485	$384,667
% of total fair value				33.2%	5.9%	28.2%	32.7%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Realized Gains and Change in Fair Value due to Embedded Derivative and Fair Value Option
Net realized gains and change in fair value for the three and nine months ended September 30, 2017 are summarized as follows:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Net realized gains (losses) on fixed maturity securities	$422	$(3,720)
Change in fair value of embedded derivative	3,967	28,807
Change in value of fair value option on funds held - directly managed	267	1,587
Net realized gains and change in fair value of funds held - directly managed	$4,656	$26,674
There were no funds held - directly managed as at September 30, 2016 or during the nine months ended September 30, 2016.
Net Investment Income
Major categories of net investment income underlying the funds held - directly managed for the three and nine months ended September 30, 2017 are summarized as follows:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Fixed maturity investments	$8,702	$25,004
Short-term investments and cash and cash equivalents	89	216
Gross investment income	8,791	25,220
Investment expenses	(275)	(1,099)
Investment income on funds held - directly managed	$8,516	$24,121
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have categorized our assets and liabilities that are recorded at fair value on a recurring basis among levels based on the observability of inputs as follows:

	September 30, 2017
Investments:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$955,584	$—	$955,584
Non-U.S. government	—	633,076	—	633,076
Corporate	—	3,285,110	53,159	3,338,269
Municipal	—	94,644	—	94,644
Residential mortgage-backed	—	363,901	—	363,901
Commercial mortgage-backed	—	350,229	32,136	382,365
Asset-backed	—	486,799	36,689	523,488
Equities — U.S.	106,850	2,562	—	109,412
Equities — International	—	238	—	238
Other investments	—	318,509	55,724	374,233
Total investments	$106,850	$6,490,652	$177,708	$6,775,210

Funds Held - Directly Managed:
U.S. government and agency	$—	$64,712	$—	$64,712
Non-U.S. government	—	2,960	—	2,960
Corporate	—	721,313	—	721,313
Municipal	—	57,964	—	57,964
Residential mortgage-backed	—	30,346	—	30,346
Commercial mortgage-backed	—	207,851	—	207,851
Asset-backed	—	92,281	—	92,281
Other funds held assets	—	14,496	—	14,496
	$—	$1,191,923	$—	$1,191,923

Reinsurance recoverable:	$—	$—	$545,748	$545,748

Other Assets:
Derivative Instruments	$—	$373	$—	$373
	$—	$373	$—	$373

Losses and LAE:	$—	$—	$1,855,252	$1,855,252

Other Liabilities:
Derivative Instruments	$—	$4,887	$—	$4,887
	$—	$4,887	$—	$4,887

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2016
Investments:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$852,984	$—	$852,984
Non-U.S. government	—	352,786	—	352,786
Corporate	—	2,471,444	74,534	2,545,978
Municipal	—	53,757	—	53,757
Residential mortgage-backed	—	374,055	—	374,055
Commercial mortgage-backed	—	204,999	12,213	217,212
Asset-backed	—	467,463	14,692	482,155
Equities — U.S.	91,287	3,760	—	95,047
Other investments	—	357,438	76,878	434,316
Total investments	$91,287	$5,138,686	$178,317	$5,408,290

Funds Held - Directly Managed:
U.S. government and agency	$—	$47,885	$—	$47,885
Non-U.S. government	—	5,961	—	5,961
Corporate	—	663,556	—	663,556
Residential mortgage-backed	—	38,927	—	38,927
Commercial mortgage-backed	—	151,395	—	151,395
Asset-backed	—	79,806	—	79,806
Other funds held assets	—	7,135	—	7,135
	$—	$994,665	$—	$994,665

Other Assets:
Derivative Instruments	$—	$2,930	$—	$2,930
	$—	$2,930	$—	$2,930

Other Liabilities:
Derivative Instruments	$—	$74	$—	$74
	$—	$74	$—	$74
Certain of our other investments are measured at fair value using NAV per share (or its equivalent) as a practical expedient and have not been classified within the fair value hierarchy above. The following table reconciles our other investments in the tables above with the amounts presented on our consolidated balance sheets:

Other investments:	September 30, 2017	December 31, 2016
Other investments measured at fair value	$374,233	$434,316
Other investments measured at NAV as practical expedient	528,631	502,731
Total other investments shown on balance sheets	$902,864	$937,047

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

•
For our investments in private credit funds, we measure fair value by obtaining the most recently available NAV from the external fund manager or third-party administrator. The fair values of these investments are measured using the NAV as a practical expedient and therefore have not been categorized within the fair value hierarchy.

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
Level 3 Measurements and Changes in Leveling
Transfers into or out of levels are recorded at their fair values as at the end of the reporting period, consistent with the date of determination of fair value.
Investments
During the nine months ended September 30, 2017, we transferred $10.7 million of corporate securities, $18.5 million of commercial mortgage-backed securities and $53.4 million of asset-backed securities from Level 2 to Level 3. These securities were transferred from Level 2 to Level 3 due to insufficient market observable inputs for the valuation of the specific assets. During the nine months ended September 30, 2017, we transferred $21.5 million of corporate securities, $0.7 million of residential mortgage-backed securities, $18.9 million of commercial mortgage-backed securities and $28.3 million of asset-backed securities from Level 3 to Level 2. The transfers from Level 3 to Level 2 were based upon us obtaining market observable information regarding the valuations of the specific assets. During the nine months ended September 30, 2017, an equity method investment of $12.4 million was reclassified from other investments to other assets resulting in a transfer out of Level 3. There were no transfers between Levels 1 and 2.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Fixed Maturity Investments	Other Investments	Total	Fixed Maturity Investments	Other Investments	Total
Beginning fair value	$118,347	$57,119	$175,466	$112,372	$80,470	$192,842
Purchases	18,134	143	18,277	24,255	—	24,255
Sales	(5,169)	—	(5,169)	(4,309)	(1,774)	(6,083)
Net realized and unrealized gains (losses)	(1,613)	(1,538)	(3,151)	2,831	4,265	7,096
Net transfers out of Level 3	(7,715)	—	(7,715)	(4,437)	—	(4,437)
Ending fair value	$121,984	$55,724	$177,708	$130,712	$82,961	$213,673
The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Fixed Maturity Investments	Other Investments	Total	Fixed Maturity Investments	Other Investments	Total
Beginning fair value	$101,439	$76,878	$178,317	$147,144	$77,016	$224,160
Purchases	46,140	435	46,575	40,027	6,885	46,912
Sales	(38,386)	—	(38,386)	(33,366)	(6,432)	(39,798)
Net realized and unrealized gains (losses)	(436)	(9,239)	(9,675)	(1,770)	5,492	3,722
Net transfers into (out of) Level 3	13,227	(12,350)	877	(21,323)	—	(21,323)
Ending fair value	$121,984	$55,724	$177,708	$130,712	$82,961	$213,673
Net realized and unrealized gains (losses) related to Level 3 assets in the tables above are included in net realized and unrealized gains (losses) in our unaudited condensed consolidated statements of earnings.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Insurance Contracts - Fair Value Option
The following table presents a reconciliation of the beginning and ending balances for all insurance contracts measured at fair value on a recurring basis using Level 3 inputs during the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Liability for losses and LAE	Reinsurance recoverable	Liability for losses and LAE	Reinsurance recoverable
Beginning fair value	$1,892,297	$554,759	$—	$—
Assumed business	—	—	1,966,843	565,824
Changes in nominal amounts:
Net incurred losses and LAE	(22,711)	(3,181)	(55,356)	(5,276)
Paid losses	(36,466)	(9,453)	(136,519)	(30,947)
Changes in fair value:
Discounted cash flows	(6,802)	731	10,187	9,143
Risk margin	(3,818)	(897)	(12,897)	(2,599)
Effect of exchange rate movement	32,752	3,789	82,994	9,603
Ending fair value	$1,855,252	$545,748	$1,855,252	$545,748
Changes in fair value related to Level 3 assets and liabilities in the table above are included in net incurred losses and LAE in our unaudited condensed consolidated statements of earnings.
Below is a summary of the quantitative information regarding the significant observable and unobservable inputs used in the internal model to determine fair value on a recurring basis as at September 30, 2017:

September 30, 2017
Valuation Technique	Unobservable (U) and Observable (O) Inputs	Weighted Average

Internal model	Corporate bond yield (O)	A rated
Internal model	Credit spread for non-performance risk (U)	0.2%
Internal model	Risk cost of capital (U)	5.0%
Internal model	Weighted average cost of capital (U)	8.5%
Internal model	Duration - liability (U)	11.46 years
Internal model	Duration - reinsurance recoverable (U)	12.15 years

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
Disclosure of Fair Values for Financial Instruments Carried at Cost
As at September 30, 2017 and December 31, 2016, investments in life settlement contracts were carried at cost of $127.6 million and $131.7 million, respectively, and their fair values were $131.5 million and $129.5 million, respectively.
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
As at September 30, 2017, our 4.5% Senior Notes due 2022 were carried at amortized cost of $347.4 million while the fair value based on observable market pricing from a third party pricing service was $361.5 million. The fair value is classified as Level 2.
Disclosure of the fair value of amounts relating to insurance contracts is not required, except for those for which we elected the fair value option, as described above. As at September 30, 2017 and December 31, 2016, the fair values of our remaining assets and liabilities that are carried at cost or amortized cost approximate fair value due to their short-term nature.
7. DERIVATIVE INSTRUMENTS
Foreign Currency Hedging of Net Investments
We use foreign currency forward exchange rate contracts in qualifying hedging relationships to hedge the foreign currency exchange rate risk associated with certain of our net investments in foreign operations. At September 30, 2017 and December 31, 2016, we had forward currency contracts in place, which we had designated as hedges of the net investments in our foreign operations.
The following table presents the gross notional amounts and estimated fair values recorded within other assets and liabilities related to our foreign currency forward exchange rate contracts as at September 30, 2017 and December 31, 2016.

	September 30, 2017			December 31, 2016
		Fair Value			Fair Value
	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
Foreign exchange forward - AUD	$46,262	$—	$327	$45,467	$2,753	74
Foreign exchange forward - CAD	24,031	11	511	37,175	177	—
Total qualifying hedges	$70,293	$11	$838	$82,642	$2,930	$74

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the amounts of the net gains and losses deferred in the currency translation adjustment account, which is a component of AOCI, in shareholders' equity, related to our foreign currency forward exchange rate contracts for the three and nine months ended September 30, 2017 and 2016.

	Amount of Losses Deferred in AOCI		Amount of Gains (Losses) Deferred in AOCI
	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Foreign exchange forward - AUD	$(1,243)	$(1,805)	$(210)	$(210)
Foreign exchange forward - CAD	(1,038)	(1,154)	234	234
Total qualifying hedges	$(2,281)	$(2,959)	$24	$24
As at September 30, 2017 and December 31, 2016, there were borrowings of €50.0 million (approximately $59.0 million) and €75.0 million (approximately $88.5 million), respectively, under our revolving credit facility that were designated as non-derivative hedges of our net investment in certain subsidiaries whose functional currency is denominated in Euros, as described in Note 13 - "Debt Obligations". During the three months ended September 30, 2017, we repaid €25.0 million (approximately $29.5 million) of the non-derivative hedge and reclassified the related foreign exchange losses of $1.1 million previously deferred in CTA within other comprehensive income (loss) into earnings.
Derivatives Not Designated or Not Qualifying as Hedging Instruments
From time to time, we may also utilize foreign currency forward contracts as part of our overall foreign currency risk management strategy or to obtain exposure to a particular financial market, as well as for yield enhancement in non-qualifying hedging relationships. We may also utilize equity call option instruments either to obtain exposure to a particular equity instrument or for yield enhancement in non-qualifying hedging relationships.
Foreign Currency Forward Contracts
The following table presents the gross notional amounts, estimated fair values recorded within other assets and liabilities and the amounts included in net earnings related to our non-qualifying foreign currency forward exchange rate hedging relationships as at September 30, 2017. Our non-qualifying Euro foreign currency forward exchange rate contract, with a gross notional amount of $18.2 million, expired during the nine months ended September 30, 2017 and was not renewed.

		September 30, 2017 Fair Value		Losses on non-qualifying hedges charged to earnings
	Gross Notional Amount	Assets	Liabilities	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Foreign exchange forward - GBP	$185,253	$362	$4,049	$(3,831)	$(4,701)
Foreign exchange forward - EUR	—	—	—	—	(563)
Total non-qualifying hedges	$185,253	$362	$4,049	$(3,831)	$(5,264)
There were no such non-qualifying foreign currency forward contracts utilized during the three and nine months ended September 30, 2016 and as at December 31, 2016.
Investments in Call Options on Equities
During the three and nine months ended September 30, 2016, we purchased call options on equities at a cost of $5.5 million and recorded unrealized gains in net earnings of $3.7 million and $3.0 million during the three and nine months ended September 30, 2016, respectively. We did not have any equity derivative instruments as at and during the three and nine months ended September 30, 2017.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. REINSURANCE BALANCES RECOVERABLE
The following tables provide the total reinsurance balances recoverable by segment as at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$985,298	$6,715	$188,324	$169	$1,180,506
IBNR	656,923	35,790	292,119	—	984,832
Fair value adjustments	(17,321)	1,702	(2,504)	—	(18,123)
Fair value adjustments - fair value option	(149,045)	—	—	—	(149,045)
Total reinsurance reserves recoverable	1,475,855	44,207	477,939	169	1,998,170
Paid losses recoverable	92,318	(1,359)	26,376	—	117,335
	$1,568,173	$42,848	$504,315	$169	$2,115,505
Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable	$1,022,425	$42,848	$504,315	$169	$1,569,757
Reinsurance balances recoverable - fair value option	545,748	—	—	—	545,748
Total	$1,568,173	$42,848	$504,315	$169	$2,115,505

	December 31, 2016
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$621,288	$6,438	$182,478	$190	$810,394
IBNR	393,550	21,753	178,259	—	593,562
Fair value adjustments	(13,885)	1,818	(3,506)	—	(15,573)
Fair value adjustments - fair value option	—	—	—	—	—
Total reinsurance reserves recoverable	1,000,953	30,009	357,231	190	1,388,383
Paid losses recoverable	47,160	(1,081)	25,512	769	72,360
	$1,048,113	$28,928	$382,743	$959	$1,460,743
Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable	$1,048,113	$28,928	$382,743	$959	$1,460,743
Reinsurance balances recoverable - fair value option	—	—	—	—	—
Total	$1,048,113	$28,928	$382,743	$959	$1,460,743

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
As at September 30, 2017 and December 31, 2016, we had reinsurance balances recoverable of approximately $2.1 billion and $1.5 billion, respectively. The increase of $654.8 million in reinsurance balances recoverable was primarily a result of the QBE and RSA reinsurance transactions, which closed in the first quarter of 2017, and the

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impact of the recent hurricane losses on Atrium and StarStone, partially offset by reserve reductions in our Non-life Run-off segment and cash collections made during the nine months ended September 30, 2017.
Top Ten Reinsurers

	September 30, 2017						December 31, 2016
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total	% of Total	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total	% of Total
Top ten reinsurers	$1,214,731	$27,908	$328,967	$—	$1,571,606	74.3%	$737,074	$23,245	$226,283	$—	$986,602	67.6%
Other reinsurers > $1 million	336,090	13,375	171,492	—	520,957	24.6%	301,856	4,827	152,341	—	459,024	31.4%
Other reinsurers < $1 million	17,352	1,565	3,856	169	22,942	1.1%	9,183	856	4,119	959	15,117	1.0%
Total	$1,568,173	$42,848	$504,315	$169	$2,115,505	100.0%	$1,048,113	$28,928	$382,743	$959	$1,460,743	100.0%
Six of the top ten external reinsurers, as at September 30, 2017 and December 31, 2016, were rated A- or better, with the remaining four being non-rated reinsurers from which $662.8 million was recoverable (December 31, 2016: $512.2 million recoverable from four reinsurers). For the four non-rated reinsurers, including KaylaRe Ltd., we hold security in the form of pledged assets in trust or letters of credit issued to us in the full amount of the recoverable. As at September 30, 2017, reinsurance balances recoverable of $331.0 million (December 31, 2016: $241.7 million) related to KaylaRe Ltd., $215.2 million (December 31, 2016: $154.9 million) related to Lloyd’s syndicates and $318.4 million (December 31, 2016: $67.3 million) related to Hannover Ruck SE, all of which represented 10% or more of total reinsurance balances recoverable. Lloyd’s is rated A+ by Standard & Poor’s and A by A.M. Best, and Hannover Ruck SE is rated AA- by Standard & Poor’s and A+ by A.M. Best.
 Provisions for Uncollectible Reinsurance Recoverables
We remain liable to the extent that retrocessionaires do not meet their obligations under these agreements. We evaluate and monitor concentration of credit risk among our reinsurers, and provisions are made for amounts considered potentially uncollectible.
The following table shows our reinsurance balances recoverable by rating of reinsurer and our provisions for uncollectible reinsurance balances recoverable ("provisions for bad debt") as at September 30, 2017 and December 31, 2016. The provisions for bad debt all relate to the Non-life Run-off segment.

	September 30, 2017				December 31, 2016
	Gross	Provisions for Bad Debt	Net	Provisions as a % of Gross	Gross	Provisions for Bad Debt	Net	Provisions as a % of Gross
Reinsurers rated A- or above	$1,353,814	$53,419	$1,300,395	3.9%	$892,776	$35,184	$857,592	3.9%
Reinsurers rated below A-, secured	760,682	—	760,682	—%	544,894	—	544,894	—%
Reinsurers rated below A-, unsecured	171,284	116,856	54,428	68.2%	197,589	139,332	58,257	70.5%
Total	$2,285,780	$170,275	$2,115,505	7.4%	$1,635,259	$174,516	$1,460,743	10.7%
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the liability for losses and LAE by segment as at September 30, 2017 and December 31, 2016:

	September 30, 2017				December 31, 2016
	Non-life Run-off	Atrium	StarStone	Total	Non-life Run-off	Atrium	StarStone	Total
Outstanding losses	$3,305,988	$68,526	$529,431	$3,903,945	$2,697,737	$67,379	$502,115	$3,267,231
IBNR	3,330,260	166,615	709,450	4,206,325	2,153,994	132,240	558,130	2,844,364
Fair value adjustments	(134,305)	10,579	(616)	(124,342)	(135,368)	12,503	(863)	(123,728)
Fair value adjustments - fair value option	(370,211)	—	—	(370,211)	—	—	—	—
Total	$6,131,732	$245,720	$1,238,265	$7,615,717	$4,716,363	$212,122	$1,059,382	$5,987,867

Reconciliation to Consolidated Balance Sheet:
Loss and loss adjustment expenses	$5,760,465
Loss and loss adjustment expenses, at fair value	1,855,252
Total	$7,615,717
The overall increase in the liability for losses and LAE between December 31, 2016 and September 30, 2017 was primarily attributable to the assumed reinsurance agreements with RSA and QBE in our Non-life Run-off segment, for which we have elected the fair value option, as described in Note 2 - "Significant New Business."
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance as at beginning of period	$7,641,384	$6,433,845	$5,987,867	$5,720,149
Less: reinsurance reserves recoverable	1,923,962	1,243,782	1,388,193	1,360,382
Less: deferred charges on retroactive reinsurance	88,475	247,272	94,551	255,911
Net balance as at beginning of period	5,628,947	4,942,791	4,505,123	4,103,856
Net incurred losses and LAE:
Current period	147,846	128,426	314,791	370,362
Prior periods	(72,134)	(135,328)	(151,567)	(197,584)
Total net incurred losses and LAE	75,712	(6,902)	163,224	172,778
Net paid losses:
Current period	(15,928)	(32,510)	(40,820)	(54,866)
Prior periods	(215,173)	(158,367)	(670,117)	(547,780)
Total net paid losses	(231,101)	(190,877)	(710,937)	(602,646)
Effect of exchange rate movement	55,712	2,147	139,448	(21,099)
Acquired on purchase of subsidiaries	3,282	—	3,282	10,019
Assumed business	—	99,168	1,432,412	1,183,419
Net balance as at September 30	5,532,552	4,846,327	5,532,552	4,846,327
Plus: reinsurance reserves recoverable	1,998,001	1,198,605	1,998,001	1,198,605
Plus: deferred charges on retroactive reinsurance	85,164	100,637	85,164	100,637
Balance as at September 30	$7,615,717	$6,145,569	$7,615,717	$6,145,569

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below provide the net incurred losses and LAE in the Non-life Run-off, Atrium and StarStone segments for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017				Three Months Ended September 30, 2016
	Non-life Run-off	Atrium	StarStone	Total	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$136,014	$14,131	$80,956	$231,101	$109,310	$13,541	$68,026	$190,877
Net change in case and LAE reserves	(66,392)	239	(934)	(67,087)	(323,246)	(2,117)	16,899	(308,464)
Net change in IBNR reserves	(120,766)	22,526	30,173	(68,067)	(59,857)	3,624	18,861	(37,372)
Amortization of deferred charges	3,311	—	—	3,311	154,102	—	—	154,102
Increase (reduction) in estimates of net ultimate losses	(47,833)	36,896	110,195	99,258	(119,691)	15,048	103,786	(857)
Increase (reduction) in provisions for bad debt	—	242	—	242	(502)	—	—	(502)
Increase (reduction) in provisions for unallocated LAE	(16,038)	63	1,247	(14,728)	(10,806)	20	930	(9,856)
Amortization of fair value adjustments	3,493	(1,928)	(121)	1,444	5,880	(1,245)	(322)	4,313
Changes in fair value - fair value option	(10,504)	—	—	(10,504)	—	—	—	—
Net incurred losses and LAE	$(70,882)	$35,273	$111,321	$75,712	$(125,119)	$13,823	$104,394	$(6,902)

	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016
	Non-life Run-off	Atrium	StarStone	Total	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$436,998	$40,625	$233,314	$710,937	$384,679	$33,812	$184,155	$602,646
Net change in case and LAE reserves	(276,935)	(288)	(2,148)	(279,371)	(506,591)	(1,854)	51,290	(457,155)
Net change in IBNR reserves	(261,724)	17,179	13,371	(231,174)	(199,756)	17,053	63,233	(119,470)
Amortization of deferred charges	9,387	—	—	9,387	162,741	—	—	162,741
Increase (reduction) in estimates of net ultimate losses	(92,274)	57,516	244,537	209,779	(158,927)	49,011	298,678	188,762
Increase (reduction) in provisions for bad debt	(735)	242	—	(493)	(7,132)	—	—	(7,132)
Increase (reduction) in provisions for unallocated LAE	(41,296)	—	1,533	(39,763)	(25,167)	154	2,698	(22,315)
Amortization of fair value adjustments	5,518	(1,808)	(755)	2,955	17,863	(2,620)	(1,780)	13,463
Changes in fair value - fair value option	(9,254)	—	—	(9,254)	—	—	—	—
Net incurred losses and LAE	$(138,041)	$55,950	$245,315	$163,224	$(173,363)	$46,545	$299,596	$172,778

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Life Run-off Segment
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the three and nine months ended September 30, 2017 and 2016 for the Non-life Run-off segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance as at beginning of period	$6,317,279	$5,226,127	$4,716,363	$4,585,454
Less: reinsurance reserves recoverable	1,500,557	927,725	1,000,953	1,034,747
Less: deferred charges on retroactive insurance	88,475	247,272	94,551	255,911
Net balance as at beginning of period	4,728,247	4,051,130	3,620,859	3,294,796
Net incurred losses and LAE:
Current period	30	2,937	1,205	9,524
Prior periods	(70,912)	(128,056)	(139,246)	(182,887)
Total net incurred losses and LAE	(70,882)	(125,119)	(138,041)	(173,363)
Net paid losses:
Current period	(33)	(2,050)	(404)	(6,098)
Prior periods	(135,981)	(107,260)	(436,594)	(378,581)
Total net paid losses	(136,014)	(109,310)	(436,998)	(384,679)
Effect of exchange rate movement	46,080	2,938	120,592	(11,385)
Acquired on purchase of subsidiaries	3,282	—	3,282	10,019
Assumed business	—	99,168	1,401,019	1,183,419
Net balance as at September 30	4,570,713	3,918,807	4,570,713	3,918,807
Plus: reinsurance reserves recoverable	1,475,855	879,257	1,475,855	879,257
Plus: deferred charges on retroactive reinsurance	85,164	100,637	85,164	100,637
Balance as at September 30	$6,131,732	$4,898,701	$6,131,732	$4,898,701

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net incurred losses and LAE in the Non-life Run-off segment for the three months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,
	2017			2016
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$135,981	$33	$136,014	$107,260	$2,050	$109,310
Net change in case and LAE reserves	(66,376)	(16)	(66,392)	(323,301)	55	(323,246)
Net change in IBNR reserves	(120,614)	(152)	(120,766)	(60,634)	777	(59,857)
Amortization of deferred charges	3,311	—	3,311	154,102	—	154,102
Increase (reduction) in estimates of net ultimate losses	(47,698)	(135)	(47,833)	(122,573)	2,882	(119,691)
Reduction in provisions for bad debt	—	—	—	(502)	—	(502)
Increase (reduction) in provisions for unallocated LAE	(16,203)	165	(16,038)	(10,861)	55	(10,806)
Amortization of fair value adjustments	3,493	—	3,493	5,880	—	5,880
Changes in fair value - fair value option	(10,504)	—	(10,504)	—	—	—
Net incurred losses and LAE	$(70,912)	$30	$(70,882)	$(128,056)	$2,937	$(125,119)
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
Three Months Ended September 30, 2017
The reduction in net incurred losses and LAE for the three months ended September 30, 2017 of $70.9 million included net incurred losses and LAE of $0.03 million related to current period net earned premium, related to the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $0.03 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $70.9 million, which was attributable to a reduction in estimates of net ultimate losses of $47.7 million, a reduction in provisions for unallocated LAE of $16.2 million relating to 2017 run-off activity and a decrease in fair value of $10.5 million related to our assumed retroactive reinsurance agreements with RSA and QBE completed during the first quarter and for which we have elected the fair value option, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired of $3.5 million. The reduction in estimates of net ultimate losses for the three months ended September 30, 2017 included a net change in case and IBNR reserves of $187.0 million. The reduction of estimates in net ultimate losses for the three months ended September 30, 2017 was reduced by amortization of the deferred charge of $3.3 million.
Three Months Ended September 30, 2016
The reduction in net incurred losses and LAE for the three months ended September 30, 2016 of $125.1 million included net incurred losses and LAE of $2.9 million related to current period net earned premium of $1.6 million, primarily for the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $2.9 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $128.1 million, which was attributable to a reduction in estimates of net ultimate losses of $122.6 million, a reduction in provisions for bad debt of $0.5 million, and a reduction in provisions for unallocated LAE of $10.9 million, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $5.9 million, relating to 2016 run-off activity. The reduction in estimates of net ultimate losses for the three months ended September 30, 2016 included a net change in case and IBNR reserves of $383.9 million. The reduction of estimates in net ultimate losses for the three months ended September 30, 2016 was reduced by amortization of the deferred charge of $154.1 million.
The reduction in provisions for bad debt of $0.5 million was a result of the collection of certain reinsurance recoverables against which bad debt provisions had been provided in earlier periods.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net incurred losses and LAE in the Non-life Run-off segment for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
	2017			2016
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$436,594	$404	$436,998	$378,581	$6,098	$384,679
Net change in case and LAE reserves	(276,903)	(32)	(276,935)	(507,102)	511	(506,591)
Net change in IBNR reserves	(262,296)	572	(261,724)	(202,387)	2,631	(199,756)
Amortization of deferred charges	9,387	—	9,387	162,741	—	162,741
Increase (reduction) in estimates of net ultimate losses	(93,218)	944	(92,274)	(168,167)	9,240	(158,927)
Reduction in provisions for bad debt	(735)	—	(735)	(7,132)	—	(7,132)
Increase (reduction) in provisions for unallocated LAE	(41,557)	261	(41,296)	(25,451)	284	(25,167)
Amortization of fair value adjustments	5,518	—	5,518	17,863	—	17,863
Changes in fair value - fair value option	(9,254)	—	(9,254)	—	—	—
Net incurred losses and LAE	$(139,246)	$1,205	$(138,041)	$(182,887)	$9,524	$(173,363)

Nine Months Ended September 30, 2017
The reduction in net incurred losses and LAE for the nine months ended September 30, 2017 of $138.0 million included net incurred losses and LAE of $1.2 million related to current period net earned premium, related to the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $1.2 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $139.2 million, which was attributable to a reduction in estimates of net ultimate losses of $93.2 million, a reduction in provisions for bad debt of $0.7 million, a reduction in provisions for unallocated LAE of $41.6 million and a decrease in fair value of $9.3 million related to our assumed retroactive reinsurance agreements with RSA and QBE completed during the period and for which we have elected the fair value option, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired of $5.5 million. The reduction in estimates of net ultimate losses for the nine months ended September 30, 2017 included a net change in case and IBNR reserves of $539.2 million. The reduction of estimates in net ultimate losses for the nine months ended September 30, 2017 was reduced by amortization of the deferred charge of $9.4 million.
The reduction in provisions for bad debt of $0.7 million was a result of the collection of dividends from insolvent reinsurer estates.
Nine Months Ended September 30, 2016
The reduction in net incurred losses and LAE for the nine months ended September 30, 2016 of $173.4 million included net incurred losses and LAE of $9.5 million related to current period net earned premium of $6.6 million, primarily for the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $9.5 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $182.9 million, which was attributable to a reduction in estimates of net ultimate losses of $168.2 million, a reduction in provisions for bad debt of $7.1 million and a reduction in provisions for unallocated LAE of $25.5 million, relating to 2016 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $17.9 million. The reduction in estimates of net ultimate losses for the nine months ended September 30, 2016 included a net change in case and IBNR reserves of $709.5 million. The reduction of estimates in net ultimate losses for the nine months ended September 30, 2016 was reduced by amortization of the deferred charge of $162.7 million.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Atrium
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance as at beginning of period	$208,646	$213,224	$212,122	$201,017
Less: reinsurance reserves recoverable	29,749	26,856	30,009	25,852
Net balance as at beginning of period	178,897	186,368	182,113	175,165
Net incurred losses and LAE:
Current period	37,284	19,843	66,563	56,474
Prior periods	(2,011)	(6,020)	(10,613)	(9,929)
Total net incurred losses and LAE	35,273	13,823	55,950	46,545
Net paid losses:
Current period	(5,139)	(6,804)	(14,799)	(14,297)
Prior periods	(8,992)	(6,737)	(25,826)	(19,515)
Total net paid losses	(14,131)	(13,541)	(40,625)	(33,812)
Effect of exchange rate movement	1,474	(341)	4,075	(1,589)
Net balance as at September 30	201,513	186,309	201,513	186,309
Plus: reinsurance reserves recoverable	44,207	28,653	44,207	28,653
Balance as at September 30	$245,720	$214,962	$245,720	$214,962
Net incurred losses and LAE in the Atrium segment for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,
	2017			2016
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$8,992	$5,139	$14,131	$6,737	$6,804	$13,541
Net change in case and LAE reserves	(2,781)	3,020	239	(3,175)	1,058	(2,117)
Net change in IBNR reserves	(6,272)	28,798	22,526	(8,203)	11,827	3,624
Increase (reduction) in estimates of net ultimate losses	(61)	36,957	36,896	(4,641)	19,689	15,048
Increase (reduction) in provisions for bad debt	(96)	338	242	—	—	—
Increase (reduction) in provisions for unallocated LAE	74	(11)	63	(134)	154	20
Amortization of fair value adjustments	(1,928)	—	(1,928)	(1,245)	—	(1,245)
Net incurred losses and LAE	$(2,011)	$37,284	$35,273	$(6,020)	$19,843	$13,823

	Nine Months Ended September 30,
	2017			2016
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$25,826	$14,799	$40,625	$19,515	$14,297	$33,812
Net change in case and LAE reserves	(7,904)	7,616	(288)	(10,526)	8,672	(1,854)
Net change in IBNR reserves	(26,631)	43,810	17,179	(15,975)	33,028	17,053
Increase (reduction) in estimates of net ultimate losses	(8,709)	66,225	57,516	(6,986)	55,997	49,011
Increase (reduction) in provisions for bad debt	(96)	338	242	—	—	—
Increase (reduction) in provisions for unallocated LAE	—	—	—	(323)	477	154
Amortization of fair value adjustments	(1,808)	—	(1,808)	(2,620)	—	(2,620)
Net incurred losses and LAE	$(10,613)	$66,563	$55,950	$(9,929)	$56,474	$46,545

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The increase in estimates of net ultimate losses in the current period for the three and nine months ended September 30, 2017 was primarily due to the large losses in 2017, namely those attributable to hurricanes Harvey, Irma and Maria, as well at the Mexico earthquake.
StarStone
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance as at beginning of period	$1,115,459	$994,494	$1,059,382	$933,678
Less: reinsurance reserves recoverable	393,656	289,201	357,231	299,783
Net balance as at beginning of period	721,803	705,293	702,151	633,895
Net incurred losses and LAE:
Current period	110,532	105,646	247,023	304,364
Prior periods	789	(1,252)	(1,708)	(4,768)
Total net incurred losses and LAE	111,321	104,394	245,315	299,596
Net paid losses:
Current period	(10,756)	(23,656)	(25,617)	(34,471)
Prior periods	(70,200)	(44,370)	(207,697)	(149,684)
Total net paid losses	(80,956)	(68,026)	(233,314)	(184,155)
Effect of exchange rate movement	8,158	(450)	14,781	(8,125)
Assumed business	—	—	31,393	—
Net balance as at September 30	760,326	741,211	760,326	741,211
Plus: reinsurance reserves recoverable	477,939	290,695	477,939	290,695
Balance as at September 30	$1,238,265	$1,031,906	$1,238,265	$1,031,906
Net incurred losses and LAE in the StarStone segment for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,
	2017			2016
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$70,200	$10,756	$80,956	$44,370	$23,656	$68,026
Net change in case and LAE reserves	(14,037)	13,103	(934)	(8,308)	25,207	16,899
Net change in IBNR reserves	(54,400)	84,573	30,173	(36,173)	55,034	18,861
Increase (reduction) in estimates of net ultimate losses	1,763	108,432	110,195	(111)	103,897	103,786
Increase (reduction) in provisions for unallocated LAE	(853)	2,100	1,247	(819)	1,749	930
Amortization of fair value adjustments	(121)	—	(121)	(322)	—	(322)
Net incurred losses and LAE	$789	$110,532	$111,321	$(1,252)	$105,646	$104,394

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30,
	2017			2016
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$207,697	$25,617	$233,314	$149,684	$34,471	$184,155
Net change in case and LAE reserves	(55,501)	53,353	(2,148)	(30,410)	81,700	51,290
Net change in IBNR reserves	(149,165)	162,536	13,371	(119,407)	182,640	63,233
Increase (reduction) in estimates of net ultimate losses	3,031	241,506	244,537	(133)	298,811	298,678
Increase (reduction) in provisions for unallocated LAE	(3,984)	5,517	1,533	(2,855)	5,553	2,698
Amortization of fair value adjustments	(755)	—	(755)	(1,780)	—	(1,780)
Net incurred losses and LAE	$(1,708)	$247,023	$245,315	$(4,768)	$304,364	$299,596
The estimates of net ultimate losses in the current period for the three and nine months ended September 30, 2017 were impacted by the large losses in 2017, namely those attributable to hurricanes Harvey, Irma and Maria, partially offset by the 35% whole account quota share reinsurance agreement with KaylaRe.
10. POLICY BENEFITS FOR LIFE AND ANNUITY CONTRACTS
Policy benefits for life contracts as at September 30, 2017 and December 31, 2016 were $118.6 million and $112.1 million, respectively. The annuity amounts presented in previous financial statements are now classified as held-for-sale liabilities. Refer to Note 2 - "Significant Accounting Policies - (d) Policy Benefits for Life and Annuity Contracts" of the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016 for a description of the assumptions used and the process for establishing our assumptions and estimates.

11. PREMIUMS WRITTEN AND EARNED
The following table provides a summary of net premiums written and earned in our Non-life Run-off, Atrium, StarStone and Life and Annuities segments for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Non-life Run-off
Gross	$11,751	$9,345	$2,066	$2,054	$13,956	$15,353	$15,829	$19,217
Ceded	(284)	(2,930)	(2,293)	(757)	(503)	(5,497)	(8,009)	(8,009)
Net	$11,467	$6,415	$(227)	$1,297	$13,453	$9,856	$7,820	$11,208
Atrium
Gross	$36,377	$39,591	$35,038	$36,401	$117,355	$111,633	$114,337	$107,743
Ceded	(10,388)	(6,818)	1,363	(3,851)	(18,120)	(14,260)	(6,594)	(11,524)
Net	$25,989	$32,773	$36,401	$32,550	$99,235	$97,373	$107,743	$96,219
StarStone
Gross	$200,007	$217,833	$192,077	$214,430	$651,107	$636,137	$632,489	$617,094
Ceded	(102,958)	(110,183)	(31,830)	(43,837)	(319,658)	(294,528)	(139,760)	(121,384)
Net	$97,049	$107,650	$160,247	$170,593	$331,449	$341,609	$492,729	$495,710
Life and Annuities
Life	$1,671	$1,187	$1,785	$1,290	$3,646	$3,656	$4,666	$4,189
Total	$136,176	$148,025	$198,206	$205,730	$447,783	$452,494	$612,958	$607,326

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. GOODWILL, INTANGIBLE ASSETS AND DEFERRED CHARGE
The following table presents a reconciliation of the beginning and ending goodwill, intangible assets and the deferred charges during the nine months ended September 30, 2017:

	Goodwill	Intangible assets with a definite life - Other	Intangible assets with an indefinite life	Total	Intangible assets with a definite life - FVA	Other assets - Deferred Charges
Balance as at December 31, 2016	$73,071	$24,753	$87,031	$184,855	$145,158	$94,551
Acquired during the period	—	—	—	—	418	—
Amortization	—	(3,024)	—	(3,024)	(2,329)	(9,387)
Balance as at September 30, 2017	$73,071	$21,729	$87,031	$181,831	$143,247	$85,164
Refer to Note 14 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016 for more information on goodwill, intangible assets and the deferred charges.
Intangible asset amortization for the three and nine months ended September 30, 2017 was $3.1 million and $5.4 million, respectively, compared to $7.2 million and $22.6 million for the comparative periods in 2016.
The gross carrying value, accumulated amortization and net carrying value of intangible assets by type and the deferred charge at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017			December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with a definite life:
Fair value adjustments:
Losses and LAE liabilities	$461,722	$(337,376)	$124,346	$458,202	$(334,475)	$123,727
Reinsurance balances recoverable	(179,026)	160,904	(18,122)	(175,924)	160,350	(15,574)
Other Assets	(48,840)	331	(48,509)	(48,840)	—	(48,840)
Other Liabilities	85,845	(313)	85,532	85,845	—	85,845
Total	$319,701	$(176,454)	$143,247	$319,283	$(174,125)	$145,158
Other:
Distribution channel	$20,000	$(5,111)	$14,889	$20,000	$(4,111)	$15,889
Technology	15,000	(12,477)	2,523	15,000	(10,978)	4,022
Brand	7,000	(2,683)	4,317	7,000	(2,158)	4,842
Total	$42,000	$(20,271)	$21,729	$42,000	$(17,247)	$24,753
Intangible assets with an indefinite life:
Lloyd’s syndicate capacity	$37,031	$—	$37,031	$37,031	$—	$37,031
Licenses	19,900	—	19,900	19,900	—	19,900
Management contract	30,100	—	30,100	30,100	—	30,100
Total	$87,031	$—	$87,031	$87,031	$—	$87,031

Deferred charges on retroactive reinsurance	$278,643	$(193,479)	$85,164	$278,643	$(184,092)	$94,551

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. DEBT OBLIGATIONS
We utilize debt arrangements primarily for acquisitions and, from time to time, for general corporate purposes. Debt obligations as at September 30, 2017 and December 31, 2016 were as follows:

Facility	Origination Date	Term	September 30, 2017	December 31, 2016
Senior Notes	March 10, 2017	5 years	$350,000	$—
Less: Unamortized debt issuance costs			(2,561)	—
Total Senior Notes			347,439	—
EGL Revolving Credit Facility	September 16, 2014	5 years	231,015	535,103
EGL Term Loan Facility	November 18, 2016	3 years	75,000	75,000
Sussex Facility	December 24, 2014	4 years	—	63,500
Total debt obligations			$653,454	$673,603
For the three months ended September 30, 2017 and 2016, interest expense was $6.2 million and $5.0 million, respectively, on our debt obligations. For the nine months ended September 30, 2017 and 2016, interest expense was $18.6 million and $15.8 million, respectively.
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
EGL Revolving Credit Facility
This 5-year revolving credit facility, originated on September 16, 2014 and most recently amended on March 20, 2017, is among Enstar Group Limited and certain of its subsidiaries, as borrowers and as guarantors, and various financial institutions. We are permitted to borrow up to an aggregate of $831.3 million under the facility. As at September 30, 2017, there was $600.2 million of available unutilized capacity under this facility. We are in compliance with the covenants of the EGL Revolving Credit Facility. Subsequent to September 30, 2017, we utilized $170.0 million and repaid $53.0 million, bringing unutilized capacity under this facility to $483.2 million.
As at September 30, 2017 and December 31, 2016, there were borrowings of €50.0 million (approximately $59.0 million) and €75.0 million (approximately $88.5 million), respectively, under the facility that were designated as non-derivative hedges of our net investment in certain subsidiaries whose functional currency is denominated in Euros. The foreign exchange effect of revaluing these Euro borrowings resulted in a loss of $1.8 million and $8.3 million recognized in the currency translation adjustment within accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2017, respectively. These amounts were offset against equivalent amounts recognized upon the translation of those subsidiaries' financial statements from their Euro-denominated functional currency into U.S. dollars. There were no ineffective portions of the net investment hedge during the three and nine months ended September 30, 2017 and 2016. During the three months ended September 30, 2017, we repaid €25.0 million (approximately $29.5 million) of the non-derivative hedge and reclassified the related foreign exchange losses of $1.1 million previously deferred in CTA within accumulated other comprehensive income (loss) into earnings.

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
14. NONCONTROLLING INTERESTS
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest ("RNCI") as at September 30, 2017 and December 31, 2016 comprised the ownership interests held by the Trident V Funds ("Trident") (39.32%) and Dowling Capital Partners, L.P. ("Dowling") (1.71%) in our subsidiary North Bay Holdings Limited ("North Bay"). North Bay owns our investments in StarStone and Atrium as well as certain non-life run-off portfolios. The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI as at September 30, 2017 and December 31, 2016:

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Balance at beginning of period	$454,522	$417,663
Dividends paid	(27,458)	—
Net earnings attributable to RNCI	12,190	40,639
Accumulated other comprehensive earnings attributable to RNCI	1,848	651
Change in redemption value of RNCI	(760)	(4,431)
Balance at end of period	$440,342	$454,522
Refer to Note 19 - "Related Party Transactions" and Note 20 - "Commitments and Contingencies" for additional information regarding RNCI.
Noncontrolling Interest
As at September 30, 2017 and December 31, 2016, we had $10.5 million and $8.5 million, respectively, of noncontrolling interest ("NCI") primarily related to an external interest in one of our non-life run-off subsidiaries.
15. SHARE CAPITAL
During the nine months ended September 30, 2017, 192,485 Series C Non-Voting Ordinary Shares were converted into Voting Ordinary Shares in a widely dispersed offering by their registered holders.
Refer to Note 17 of the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information on our share capital.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net earnings from continuing operations	$35,498	$152,151	$184,864	$235,682
Net earnings (losses) from discontinued operations	3,495	3,897	(1,005)	6,480
Net earnings attributable to Enstar Group Limited	38,993	156,048	183,859	242,162
Denominator:
Weighted average ordinary shares outstanding — basic	19,392,120	19,299,038	19,384,897	19,292,450
Effect of dilutive securities:
Share-based compensation plans	90,118	47,835	58,239	45,831
Warrants	76,930	102,557	72,851	94,377
Weighted average ordinary shares outstanding — diluted	19,559,168	19,449,430	19,515,987	19,432,658
Earnings per share attributable to Enstar Group Limited:
Basic:
Net earnings from continuing operations	$1.83	$7.89	$9.54	$12.21
Net earnings (losses) from discontinued operations	$0.18	$0.20	$(0.05)	$0.34
Net earnings per ordinary share	$2.01	$8.09	$9.49	$12.55
Diluted:
Net earnings from continuing operations	$1.81	$7.82	$9.47	$12.13
Net earnings (losses) from discontinued operations	$0.18	$0.20	$(0.05)	$0.33
Net earnings per ordinary share	$1.99	$8.02	$9.42	$12.46
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
Share-based compensation expense for the three and nine months ended September 30, 2017 was $9.3 million and $19.3 million, respectively, as compared to $7.9 million and $20.4 million for the comparative periods in 2016.
Employee share purchase plan expense for the three and nine months ended September 30, 2017 and 2016 was less than $0.1 million and less than $0.3 million, respectively.
Pension expense for the three and nine months ended September 30, 2017 was $4.0 million and $9.5 million, respectively, as compared to $2.7 million and $8.6 million for the comparative periods in 2016.

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
Interim Tax Expense
The effective tax rates on income for the three months ended September 30, 2017 and 2016 were 6.5% and 4.7%, respectively. The effective tax rates on income for the nine months ended September 30, 2017 and 2016 were 1.6% and 8.1%, respectively. The effective tax rate on income differs from the statutory rate of 0% due to tax on foreign operations, primarily the United States and the United Kingdom. We have foreign operating subsidiaries and branch operations principally located in the United States, United Kingdom, Continental Europe and Australia that are subject to federal, foreign, state and local taxes in those jurisdictions. Deferred income tax liabilities have not been accrued with respect to the undistributed earnings of our foreign subsidiaries. If the earnings were to be distributed, as dividends or other distributions, withholding taxes may be imposed by the jurisdiction of the paying subsidiary. For our U.S. subsidiaries, we have not currently accrued any withholding taxes with respect to un-remitted earnings as management has no current intention of remitting these earnings. For our United Kingdom subsidiaries, there are no withholding taxes imposed. For our other foreign subsidiaries, it would not be practicable to compute such amounts due to a variety of factors, including the amount, timing, and manner of any repatriation. Because we operate in many jurisdictions, our net earnings are subject to risk due to changing tax laws and tax rates around the world. The current, rapidly changing economic environment may increase the likelihood of substantial changes to tax laws in the jurisdictions in which we operate.
Accounting for Uncertainty in Income Taxes
There were no unrecognized tax benefits relating to uncertain tax positions as at September 30, 2017 and December 31, 2016.
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
In addition, we have entered into certain agreements with Trident with respect to Trident’s co-investments in the Atrium, Arden, and StarStone acquisitions. These include investors’ agreements and shareholders’ agreements, which provide for, among other things: (i) our right to redeem Trident’s equity interest in the Atrium/Arden and StarStone transactions in cash at fair market value within the 90 days following the fifth anniversary of the Arden and StarStone closings, respectively, and at any time following the seventh anniversary of the Arden and StarStone closings, respectively; and (ii) Trident’s right to have its equity co-investment interests in the Atrium/Arden and StarStone

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transactions redeemed by us at fair market value (which we may satisfy in either cash or our ordinary shares) following the seventh anniversaries of the Arden closing and StarStone closing, respectively. As at September 30, 2017, we have included $422.0 million (December 31, 2016: $435.6 million) as RNCI on our balance sheet relating to these Trident co-investment transactions. Pursuant to the terms of the shareholders’ agreements, Mr. Carey serves as a Trident representative on the boards of the holding companies established in connection with the Atrium/Arden and StarStone co-investment transactions. Trident also has a second representative on these boards who is a Stone Point employee.
As at September 30, 2017, we had investments in funds (carried within other investments) and a registered investment company affiliated with entities owned by Trident or otherwise affiliated with Stone Point. The fair value of the investments in the funds was $251.1 million and $232.1 million as at September 30, 2017 and December 31, 2016, respectively. The fair value of our investment in the registered investment company was $28.4 million and $20.9 million as at September 30, 2017 and December 31, 2016, respectively. For the nine months ended September 30, 2017 and 2016, we recognized net unrealized gains of $17.8 million and $12.6 million, respectively, in respect of the fund investments and net unrealized gains of $5.1 million and $0.9 million, respectively, in respect of the registered investment company investment. For the nine months ended September 30, 2017 and 2016, we recognized interest income of $2.4 million and $2.3 million, respectively, in respect of the registered investment company.
We also have separate accounts, with a balance of $227.9 million and $215.0 million as at September 30, 2017 and December 31, 2016, respectively, managed by Eagle Point Credit Management and PRIMA Capital Advisors, which are affiliates of entities owned by Trident, with respect to which we incurred approximately $0.5 million and $0.3 million in management fees for the nine months ended September 30, 2017 and 2016, respectively.
In addition, we are invested in funds (carried within other investments) managed by Sound Point Capital, an entity in which Mr. Carey has an indirect minority ownership interest and serves as a director. The fair value of our investments in Sound Point Capital funds was $26.8 million and $25.4 million as at September 30, 2017 and December 31, 2016, respectively. For the nine months ended September 30, 2017 and 2016, we have recognized net unrealized gains of $1.4 million and $1.5 million, respectively, in respect of investments managed by Sound Point Capital.
Sound Point Capital has acted as collateral manager for certain of our direct investments in CLO equity securities. The fair value of these investments was $16.7 million and $20.3 million as at September 30, 2017 and December 31, 2016, respectively. For the nine months ended September 30, 2017 and 2016, we recognized net unrealized losses of $3.6 million and net unrealized gains of $2.5 million, respectively. For the nine months ended September 30, 2017 and 2016, we recognized interest income of $3.6 million and $5.2 million, respectively, in respect of these investments.
We have a separate account managed by Sound Point Capital, with a balance of $62.5 million and $61.2 million as at September 30, 2017 and December 31, 2016, respectively, with respect to which we incurred approximately $0.2 million in management fees for the nine months ended September 30, 2017 and 2016, respectively.
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
We also have a pre-existing reinsurance recoverable based on normal commercial terms from a company later acquired by Wilton Re, which was carried on our balance sheet at $8.2 million as at September 30, 2017.

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
We recorded the investment in KaylaRe using the equity method basis of accounting, pursuant to the conclusion that we are not required to consolidate following an analysis based on the guidance in ASC 810 - Consolidation. Our investment in the common shares and warrants of KaylaRe was carried at $307.2 million and $294.6 million in other assets on our consolidated balance sheet as at September 30, 2017 and December 31, 2016, respectively.
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
Through a Quota Share Agreement dated December 15, 2016 (the "KaylaRe-StarStone QS"), several of our StarStone affiliates have entered into a Quota Share Treaty with KaylaRe Ltd. pursuant to which KaylaRe Ltd. reinsures 35% of all business written by these StarStone affiliates for risks attaching from January 1, 2016, net of the StarStone affiliates’ external reinsurance programs. During the three and nine months ended September 30, 2017, StarStone ceded $57.3 million and $170.6 million, respectively, of premium earned, $53.7 million and $113.7 million , respectively, of net incurred losses and LAE and $33.6 million and $78.9 million, respectively, of acquisition costs to KaylaRe Ltd. under the KaylaRe-StarStone QS. Our Non-life Run-off subsidiaries did not cede any net incurred losses to KaylaRe Ltd. during the three and nine months ended September 30, 2017.
Our consolidated balance sheets as at September 30, 2017 and December 31, 2016 include the following balances related to transactions between us and KaylaRe and KaylaRe Ltd.: reinsurance recoverable of $331.0 million (2016: $242.1 million), prepaid reinsurance premiums of $107.8 million (2016: $109.0 million), funds held of $173.6 million (2016: $182.3 million) recorded in other liabilities, insurance and reinsurance balances payable of $224.0 million (2016: $132.6 million), and ceded acquisition costs of $28.2 million (2016: $41.2 million) recorded as a reduction of deferred acquisition costs.
Hillhouse
Investment funds managed by Hillhouse collectively own approximately 3.2% of Enstar’s voting ordinary shares. These funds also own non-voting ordinary shares and warrants to purchase additional non-voting ordinary shares, which together with their voting ordinary shares, represent an approximate 9.99% economic interest in Enstar.
As at September 30, 2017 and December 31, 2016, our equity method investee, KaylaRe, had investments in a fund managed by Hillhouse with a fair value of $416.3 million and $350.0 million, respectively.
Monument
On August 29, 2017, we closed the previously announced sale of our wholly-owned subsidiary Laguna, to a subsidiary of Monument Insurance Group Limited ("Monument"), for a total consideration of €25.6 million (approximately $30.8 million).

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Monument was established in October 2016 and Enstar has invested a total of $16.0 million in the common and preferred shares of Monument. We have approximately a 26.6% interest in Monument. In connection with our investment in Monument, we entered into a Shareholders Agreement with the other shareholders.
We recorded the investment in Monument using the equity method basis of accounting, as we concluded that we are not required to consolidate based on the guidance in ASC 810 - Consolidation. Our investment in the common and preferred shares of Monument was carried at $16.0 million and $0.2 million in other assets on our consolidated balance sheet as at September 30, 2017 and December 31, 2016, respectively.
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
We limit the amount of credit exposure to any one counterparty, and none of our counterparty credit exposures, excluding U.S. government instruments and the funds held counterparty noted above, exceeded 10% of shareholders’ equity as at September 30, 2017. Our credit exposure to the U.S. government was $1,306.8 million as at September 30, 2017.
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unfunded Investment Commitments
As at September 30, 2017, we had unfunded commitments to investment funds of $167.6 million.
Guarantees
As at September 30, 2017 and December 31, 2016, parental guarantees supporting subsidiaries' insurance obligations were $649.7 million and $625.7 million, respectively.
Asbestos Personal Injury Liabilities
We acquired Dana Companies, LLC ("Dana") on December 30, 2016, as described in Note 3 - "Acquisitions" of our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016. Dana continues to process asbestos personal injury claims in the normal course of business and is separately managed.
Other liabilities included $209.8 million and $220.5 million for indemnity and defense costs for pending and future claims at September 30, 2017 and December 31, 2016, respectively, determined using standard actuarial techniques for asbestos-related exposures. Other liabilities also included $2.2 million and $2.3 million for environmental liabilities associated with Dana properties at September 30, 2017 and December 31, 2016, respectively.

Other assets included $126.4 million and $133.0 million at September 30, 2017 and December 31, 2016, respectively, for estimated insurance recoveries relating to these liabilities. The recorded asset represents our assessment of the capacity of the insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recognition of these recoveries is based on an assessment of the right to recover under the respective contracts and on the financial strength of the insurers. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if the accrued indemnity and defense costs were paid in full.

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
The following tables set forth selected and condensed consolidated statement of earnings results by segment for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$6,415	$32,773	$107,650	$1,187	$—	$148,025
Fees and commission income	10,762	5,911	—	—	(778)	15,895
Net investment income	42,829	847	7,592	1,567	(807)	52,028
Net realized and unrealized gains (losses)	25,016	285	5,045	(1,045)	—	29,301
Other income (loss)	(4,018)	69	91	10	—	(3,848)
	81,004	39,885	120,378	1,719	(1,585)	241,401
EXPENSES
Net incurred losses and LAE	(70,882)	35,273	111,321	—	—	75,712
Life and annuity policy benefits	—	—	—	1,060	—	1,060
Acquisition costs	1,001	11,818	11,313	149	—	24,281
General and administrative expenses	64,288	2,470	32,605	1,740	(778)	100,325
Interest expense	6,664	23	382	148	(807)	6,410
Net foreign exchange losses (gains)	5,000	43	(1,145)	877	—	4,775
Loss on sale of subsidiary	—	—	—	6,740	—	6,740
	6,071	49,627	154,476	10,714	(1,585)	219,303
EARNINGS (LOSSES) BEFORE INCOME TAXES	74,933	(9,742)	(34,098)	(8,995)	—	22,098
INCOME TAXES	(970)	(554)	78	14	—	(1,432)
NET EARNINGS (LOSSES) FROM CONTINUING OPERATIONS	73,963	(10,296)	(34,020)	(8,981)	—	20,666
NET EARNINGS (LOSSES) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	—	—	—	3,495	—	3,495
Less: Net (earnings) losses attributable to noncontrolling interest	(3,314)	4,223	13,923	—	—	14,832
NET EARNINGS (LOSSES) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$70,649	$(6,073)	$(20,097)	$(5,486)	$—	$38,993

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2017
	Non-life run-off	Atrium	StarStone	Life and annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$9,856	$97,373	$341,609	$3,656	$—	$452,494
Fees and commission income	30,302	17,353	1,166	—	(2,345)	46,476
Net investment income	118,130	2,832	20,230	11,920	(2,928)	150,184
Net realized and unrealized gains (losses)	127,130	1,177	18,953	(7,563)	—	139,697
Other income	18,679	188	170	169		19,206
	304,097	118,923	382,128	8,182	(5,273)	808,057
EXPENSES
Net incurred losses and LAE	(138,041)	55,950	245,315	—	—	163,224
Life and annuity policy benefits	—	—	—	5,048	—	5,048
Acquisition costs	455	34,647	39,625	730		75,457
General and administrative expenses	187,328	19,631	99,576	5,093	(2,345)	309,283
Interest expense	20,991	559	1,648	581	(2,928)	20,851
Net foreign exchange losses	7,664	4,355	1,563	2,030	—	15,612
Loss on sale of subsidiary	—	—	—	16,349	—	16,349
	78,397	115,142	387,727	29,831	(5,273)	605,824
EARNINGS (LOSSES) BEFORE INCOME TAXES	225,700	3,781	(5,599)	(21,649)	—	202,233
INCOME TAXES	(5,609)	(1,278)	3,648	5	—	(3,234)
NET EARNINGS (LOSSES) FROM CONTINUING OPERATIONS	220,091	2,503	(1,951)	(21,644)	—	198,999
NET LOSSES FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	—	—	—	(1,005)	—	(1,005)
Less: Net (earnings) losses attributable to noncontrolling interest	(13,944)	(1,027)	836	—	—	(14,135)
NET EARNINGS (LOSSES) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$206,147	$1,476	$(1,115)	$(22,649)	$—	$183,859

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2016
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$1,297	$32,550	$170,593	$1,290	$—	$205,730
Fees and commission income	1,316	5,679	—	—	2,192	9,187
Net investment income	35,346	853	5,478	7,094	(749)	48,022
Net realized and unrealized gains (losses)	70,374	(38)	(276)	(3,452)	—	66,608
Other income	1,692	52	93	409	(1,832)	414
	110,025	39,096	175,888	5,341	(389)	329,961
EXPENSES
Net incurred losses and LAE	(125,119)	13,823	104,394	—	—	(6,902)
Life and annuity policy benefits	—	—	—	1,682	—	1,682
Acquisition costs	121	12,041	38,151	132	(371)	50,074
General and administrative expenses	68,376	7,631	24,363	1,996	731	103,097
Interest expense	5,540	—	—	236	(749)	5,027
Net foreign exchange losses	1,023	148	1,004	101	—	2,276
	(50,059)	33,643	167,912	4,147	(389)	155,254
EARNINGS BEFORE INCOME TAXES	160,084	5,453	7,976	1,194	—	174,707
INCOME TAXES	(9,118)	(681)	1,571	1	—	(8,227)
NET EARNINGS FROM CONTINUING OPERATIONS	150,966	4,772	9,547	1,195	—	166,480
NET EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	—	—	—	3,897	—	3,897
Less: Net earnings attributable to noncontrolling interest	(8,454)	(1,958)	(3,917)	—	—	(14,329)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$142,512	$2,814	$5,630	$5,092	$—	$156,048

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2016
	Non-life run-off	Atrium	StarStone	Life and annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$11,208	$96,219	$495,710	$4,189	$—	$607,326
Fees and commission income	8,747	15,889	—	—	1,462	26,098
Net investment income	109,157	2,042	16,511	17,554	(2,030)	143,234
Net realized and unrealized gains	119,925	70	22,094	(2,701)	—	139,388
Other income	5,528	151	1,688	578	(1,832)	6,113
	254,565	114,371	536,003	19,620	(2,400)	922,159
EXPENSES
Net incurred losses and LAE	(173,363)	46,545	299,596	—	—	172,778
Life and annuity policy benefits	—	—	—	227	—	227
Acquisition costs	2,047	34,368	102,729	460	(654)	138,950
General and administrative expenses	187,938	20,668	85,829	5,518	284	300,237
Interest expense	17,036	—	—	840	(2,030)	15,846
Net foreign exchange losses (gains)	(1,193)	2,219	732	434	—	2,192
	32,465	103,800	488,886	7,479	(2,400)	630,230
EARNINGS BEFORE INCOME TAXES	222,100	10,571	47,117	12,141	—	291,929
INCOME TAXES	(17,277)	(1,939)	(4,417)	(13)	—	(23,646)
NET EARNINGS FROM CONTINUING OPERATIONS	204,823	8,632	42,700	12,128	—	268,283
NET EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	—	—	—	6,480	—	6,480
Less: Net earnings attributable to noncontrolling interest	(11,539)	(3,542)	(17,520)	—	—	(32,601)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$193,284	$5,090	$25,180	$18,608	$—	$242,162
Assets by Segment
Invested assets are managed on a subsidiary-by-subsidiary basis, and investment income and realized and unrealized gains (losses) on investments are recognized in each segment as earned. Our total assets as at September 30, 2017 and December 31, 2016 by segment were as follows (the elimination items include the elimination of intersegment assets):

	September 30,	December 31,
	2017	2016
Total assets:
Non-life Run-off	$10,056,764	$8,297,103
Atrium	610,298	563,754
StarStone	3,193,661	2,968,316
Life and annuities	1,519,965	1,644,013
Less:
Eliminations	(621,258)	(607,442)
	$14,759,430	$12,865,744

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition as at September 30, 2017 and results of operations for the three and nine months ended September 30, 2017 and 2016 should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016. Some of the information contained in this discussion and analysis or included elsewhere in this quarterly report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" included in this quarterly report and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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
While our core focus remains acquiring and managing non-life run-off business, in recent years, we expanded our business to include active underwriting through our acquisitions of Atrium and StarStone. We partnered with the Trident V Funds ("Trident") in the Atrium and StarStone acquisitions, with Enstar owning a 59.0% interest, Trident owning a 39.3% interest, and Dowling Capital Partners, L.P. ("Dowling") owning a 1.7% interest. We also expanded our portfolio of run-off businesses to include closed life and annuities, primarily through our acquisition of Pavonia Holdings (US) Inc. and its subsidiaries (“Pavonia”) from HSBC Holdings plc in 2013, although in February 2017 we entered into an agreement to sell Pavonia.
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
During the nine months ended September 30, 2017, we increased our book value per share on a fully diluted basis by 6.9% to $153.53 per share. The increase was primarily due to net earnings attributable to Enstar Group Limited of $183.9 million.
Current Outlook
Our business strategy includes generating growth through acquisitions and reinsurance transactions, particularly in our Non-life Run-off segment, and during the nine months ended September 30, 2017 we completed two significant loss portfolio transfer reinsurance transactions with RSA Insurance Group PLC ("RSA") and QBE Insurance Group Limited ("QBE") in our Non-life Run-off segment. The net insurance reserves of $1.2 billion assumed in the RSA transaction reflected the impact of the recent updates to the Ogden rate, which is a discount rate used to determine lump sum compensation payments to injured claimants in the U.K. In our Life and Annuities segment, we sold Laguna Life DAC ("Laguna") during the three months ended September 30, 2017, and we entered into an agreement to sell Pavonia. The closing of the Pavonia transaction is subject to customary closing conditions, including regulatory approvals.
Our industry continues to experience challenging market conditions in underwriting and investing. We continue to see overcapacity in many markets for insurable risks, resulting in continued pressure on premium rates and terms and conditions. We seek to maintain a disciplined underwriting approach to underwrite for profitability in our active underwriting segments, StarStone and Atrium. For the nine months ended September 30, 2017 compared to 2016, total gross premiums written were relatively consistent in both our StarStone and Atrium segments as we selectively grew in certain lines, which included the development of additional underwriting capabilities. StarStone's net earned premium, net incurred losses and acquisition costs decreased significantly as a result of the 35% quota share reinsurance agreement with our equity method investee KaylaRe Holdings Ltd. ("KaylaRe"), which covers the 2016 and subsequent underwriting years.

The insurance and reinsurance industry was significantly impacted by large losses in the third quarter of 2017, namely those attributable to hurricanes Harvey, Irma and Maria, as well as the Mexico earthquake. Given the nature and complexity of these events it may take some time before the full extent of the losses is known, and the initial reported losses may develop favorably or adversely in the future. Additionally, the losses may have an impact on capacity and pricing, however at this time we cannot estimate with any certainty whether any such impacts would be significant.
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
Although there was significant volatility in the financial and foreign exchange markets following the Brexit referendum on June 23, 2016, this did not have a material impact on our financial statements. This volatility is expected to continue. During the nine months ended September 30, 2017, Article 50 of the Lisbon Treaty was triggered, which allows two years for the United Kingdom and the 27 remaining European Union members to reach an agreement, otherwise the United Kingdom will leave the European Union on March 29, 2019. For companies based in the United Kingdom, including certain of our active underwriting and run-off companies, there is heightened uncertainty regarding trading relationships with countries in the European Union. Both our StarStone and Atrium operations have well-diversified sources of premium, which may mitigate the potential impact of Brexit. The majority of business written in StarStone and Atrium is in United States dollars, so the impact of currency volatility on those segments has not been significant. In addition, StarStone already has established operations within the European Economic Area. Lloyd's has stated its intention to retain passporting rights and to lobby the government to include this in its negotiations with the European Union, whilst also evaluating alternative models to access the markets. In the near-term, access to markets is unaffected, and all contracts entered into up until that time are expected to remain valid into the post-Brexit period.
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

Businesses Sold and Held for Sale in the Life and Annuities Segment
On August 29, 2017, we closed the previously-announced sale of our wholly-owned subsidiary Laguna to a subsidiary of Monument Re Limited, for a total consideration of €25.6 million (approximately $30.8 million). The proceeds of the sale were used to pay down our revolving credit facility. Refer to Note 19 - "Related Party Transactions" for further information.
On February 17, 2017, we entered into a definitive agreement to sell Pavonia for total consideration of $120.0 million to Southland National Holdings, Inc. The closing of the transaction is subject to customary closing conditions, including regulatory approvals. The proceeds of the sale are expected to be used to pay down our revolving credit facility.
The results of Laguna through the closing of its sale on August 29, 2017, as well as the results, assets and liabilities of Pavonia, comprise a substantial portion of our Life and Annuities segment. Refer to Note 3 - "Held-for-Sale Businesses and Divestitures" for further information. Upon completion of the sale of Pavonia and having closed the sale of Laguna, we expect to re-evaluate our reporting segments.
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

Consolidated Results of Operations - For the Three and Nine Months Ended September 30, 2017 and 2016
The following table sets forth our consolidated statements of earnings for each of the periods indicated. For a discussion of the critical accounting policies that affect the results of operations, see "Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2016, and within this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$148,025	$205,730	$452,494	$607,326
Fees and commission income	15,895	9,187	46,476	26,098
Net investment income	52,028	48,022	150,184	143,234
Net realized and unrealized gains	29,301	66,608	139,697	139,388
Other income (loss)	(3,848)	414	19,206	6,113
	241,401	329,961	808,057	922,159
EXPENSES
Net incurred losses and LAE	75,712	(6,902)	163,224	172,778
Life and annuity policy benefits	1,060	1,682	5,048	227
Acquisition costs	24,281	50,074	75,457	138,950
General and administrative expenses	100,325	103,097	309,283	300,237
Interest expense	6,410	5,027	20,851	15,846
Net foreign exchange losses	4,775	2,276	15,612	2,192
Loss on sale of subsidiary	6,740	—	16,349	—
	219,303	155,254	605,824	630,230
EARNINGS BEFORE INCOME TAXES	22,098	174,707	202,233	291,929
INCOME TAXES	(1,432)	(8,227)	(3,234)	(23,646)
NET EARNINGS FROM CONTINUING OPERATIONS	20,666	166,480	198,999	268,283
NET EARNINGS (LOSSES) FROM DISCONTINUED OPERATIONS, NET OF INCOME	3,495	3,897	(1,005)	6,480
Less: Net (earnings) losses attributable to noncontrolling interest	14,832	(14,329)	(14,135)	(32,601)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$38,993	$156,048	$183,859	$242,162
Highlights
Consolidated Results of Operations for the Three Months Ended September 30, 2017

•	Consolidated net earnings of $39.0 million and basic and diluted earnings per ordinary share of $2.01 and $1.99, respectively

•	Net earnings from Non-life Run-off segment of $70.6 million, including investment results

•	Net investment income of $52.0 million and net realized and unrealized gains of $29.3 million

•	Net premiums earned of $148.0 million, including $32.8 million and $107.7 million in our Atrium and StarStone segments, respectively

•
Combined ratios of 151.4% and 144.2% for the active underwriting operations within our Atrium and StarStone segments, respectively, of which 67.2% and 44.8%, respectively, related to the 2017 large losses (refer to "Non-GAAP Financial Measures" above)

Consolidated Results of Operations for the Nine Months Ended September 30, 2017

•	Consolidated net earnings of $183.9 million and basic and diluted earnings per ordinary share of $9.49 and $9.42, respectively

•	Net earnings from Non-life Run-off segment of $206.1 million, including investment results

•	Net investment income of $150.2 million and net realized and unrealized gains of $139.7 million

•	Net premiums earned of $452.5 million, including $97.4 million and $341.6 million in our Atrium and StarStone segments, respectively

•
Combined ratios of 105.7% and 112.6% for the active underwriting operations within our Atrium and StarStone segments, respectively, of which 22.8% and 14.2%, respectively, related to the 2017 large losses (refer to "Non-GAAP Financial Measures" above)

Consolidated Financial Condition as at September 30, 2017:

•	Total investments and cash of $8,380.8 million

•	Total reinsurance balances recoverable of $2,115.5 million

•	Total assets of $14,759.4 million

•	Shareholders' equity of $3,021.3 million and redeemable noncontrolling interest of $440.3 million

•	Total gross reserves for losses and LAE of $7,615.7 million, with $1,401.0 million of net reserves assumed in our Non-life Run-off operations during the nine months ended September 30, 2017

•	Diluted book value per ordinary share of $153.53
Consolidated Overview - For the Three Months Ended September 30, 2017 and 2016
We reported consolidated net earnings attributable to Enstar Group Limited shareholders of $39.0 million for the three months ended September 30, 2017, a decrease of $117.1 million from $156.0 million for the three months ended September 30, 2016. Our comparative results were impacted by the loss portfolio transfer reinsurance transactions that we completed in 2017 and 2016 with RSA, QBE, Allianz SE, The Coca-Cola Company, and Neon Underwriting Limited (formerly Marketform), and the acquisition of Dana Companies, LLC in 2016.
The most significant drivers of our consolidated financial performance during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 included:

•
Non-life Run-off - Net earnings attributable to the Non-life Run-off segment were $70.6 million and $142.5 million for the three months ended September 30, 2017 and 2016, respectively. The decrease in net earnings of $71.9 million was primarily due to lower favorable loss reserve development, lower net realized and unrealized gains and a decrease in other income;

•
Atrium - Net losses were $6.1 million and net earnings were $2.8 million for the three months ended September 30, 2017 and 2016, respectively. The decrease in net earnings was primarily attributable to increased net incurred losses and LAE due to the large losses in 2017, namely those attributable to hurricanes Harvey, Irma and Maria, as well as the Mexico earthquake;

•
StarStone - Net losses were $20.1 million and net earnings were $5.6 million for the three months ended September 30, 2017 and 2016, respectively. The decrease in net earnings was primarily attributable to increased net incurred losses and LAE due to the large losses in 2017, namely those attributable to hurricanes Harvey, Irma and Maria;

•
Net Realized and Unrealized Gains - Net realized and unrealized gains were $29.3 million and $66.6 million for the three months ended September 30, 2017 and 2016, respectively. This decrease was primarily attributable to net unrealized losses of $10.7 million relating to fixed maturity securities, trading for the three months ended September 30, 2017, compared to net unrealized gains of $12.2 million for the three months ended September 30, 2016 and lower net unrealized gains on other investments;

•
Life and Annuities - Net losses were $5.5 million compared to net earnings of $5.1 million for the three months ended September 30, 2017 and 2016, respectively, with the decrease primarily attributable to the loss on sale of Laguna;

•
Net Investment Income - Net investment income was $52.0 million and $48.0 million for the three months ended September 30, 2017 and 2016, respectively. The increase was primarily due to an increase in average investable assets due to the transactions noted above; and

•
Noncontrolling Interest - The net (earnings) losses attributable to the noncontrolling interest are directly related to the results from those subsidiary companies in which there are either noncontrolling interests or redeemable noncontrolling interests. The net losses attributable to noncontrolling interest were $14.8 million compared to net earnings attributable to noncontrolling interest of $14.3 million, for the three months ended September 30, 2017 and 2016, respectively. The decrease was primarily due to net losses in both the Atrium and StarStone segments, primarily due to the large losses in 2017, as discussed above.

Consolidated Overview - For the Nine Months Ended September 30, 2017 and 2016
We reported consolidated net earnings attributable to Enstar Group Limited shareholders of $183.9 million for the nine months ended September 30, 2017, a decrease of $58.3 million from $242.2 million for the nine months ended September 30, 2016. Our comparative results were impacted by our acquisition and disposition activity and completed loss portfolio transfer reinsurance transactions noted above.
The most significant drivers of our consolidated financial performance during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 included:

•
Non-life Run-off - Net earnings attributable to the Non-life Run-off segment were $206.1 million and $193.3 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in net earnings of $12.9 million was primarily due to increased other income and increased fee and commission income, primarily attributable to our investment in KaylaRe;

•
Net Investment Income - Net investment income was $150.2 million and $143.2 million for the nine months ended September 30, 2017 and 2016, respectively. The increase was primarily attributable to an increase in average investable assets due to the transactions noted above;

•
Noncontrolling Interest - The net earnings attributable to the noncontrolling interest are directly related to the results from those subsidiary companies in which there are either noncontrolling interests or redeemable noncontrolling interests. For the nine months ended September 30, 2017 and 2016, the net earnings attributable to noncontrolling interest were $14.1 million and $32.6 million, respectively, primarily reflecting losses from the 2017 large losses, as discussed above;

•
Atrium - Net earnings for the nine months ended September 30, 2017 and 2016 were $1.5 million and $5.1 million, respectively. The decrease was primarily attributable to the large losses in 2017, as discussed above;

•
StarStone - Net losses were $1.1 million compared to net earnings of $25.2 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease was primarily attributable to the large losses in 2017, as discussed above; and

•
Life and Annuities - Net losses were $22.6 million compared to net earnings of $18.6 million for the nine months ended September 30, 2017 and 2016, respectively, with the decrease primarily attributable to the loss on sale of Laguna and impairments of our investments in life settlements.

Results of Operations by Segment - For the Three and Nine Months Ended September 30, 2017 and 2016
We have four segments of business that are each managed, operated and reported on separately: (i) Non-life Run-off; (ii) Atrium; (iii) StarStone; and (iv) Life and Annuities. For a description of our segments, see "Item 1. Business - Operating Segments" in our Annual Report on Form 10-K for the year ended December 31, 2016.
The below table provides a split by operating segment of the net earnings attributable to Enstar Group Limited:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands of U.S. dollars)
Segment split of net earnings attributable to Enstar Group Limited:
Non-life Run-off	$70,649	$142,512	$206,147	$193,284
Atrium	(6,073)	2,814	1,476	5,090
StarStone	(20,097)	5,630	(1,115)	25,180
Life and Annuities	(5,486)	5,092	(22,649)	18,608
Net earnings attributable to Enstar Group Limited	$38,993	$156,048	$183,859	$242,162
The following is a discussion of our results of operations by segment.

Non-life Run-off Segment
Our Non-life Run-off segment comprises the operations of our subsidiaries that are running off their property and casualty and other non-life lines of business, including the run-off business of Arden Reinsurance Company Ltd., acquired in the Atrium transaction, and StarStone. It also includes our smaller management business, which manages the run-off portfolios of third parties through our service companies. The following is a discussion and analysis of the results of operations for our Non-life Run-off segment for the three and nine months ended September 30, 2017 and 2016, which are summarized below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$6,415	$1,297	$5,118	$9,856	$11,208	$(1,352)
Fees and commission income	10,762	1,316	9,446	30,302	8,747	21,555
Net investment income	42,829	35,346	7,483	118,130	109,157	8,973
Net realized and unrealized gains	25,016	70,374	(45,358)	127,130	119,925	7,205
Other income (expense)	(4,018)	1,692	(5,710)	18,679	5,528	13,151
	81,004	110,025	(29,021)	304,097	254,565	49,532
EXPENSES
Net incurred losses and LAE	(70,882)	(125,119)	54,237	(138,041)	(173,363)	35,322
Acquisition costs	1,001	121	880	455	2,047	(1,592)
General and administrative expenses	64,288	68,376	(4,088)	187,328	187,938	(610)
Interest expense	6,664	5,540	1,124	20,991	17,036	3,955
Net foreign exchange losses (gains)	5,000	1,023	3,977	7,664	(1,193)	8,857
	6,071	(50,059)	56,130	78,397	32,465	45,932
EARNINGS BEFORE INCOME TAXES	74,933	160,084	(85,151)	225,700	222,100	3,600
INCOME TAXES	(970)	(9,118)	8,148	(5,609)	(17,277)	11,668
NET EARNINGS	73,963	150,966	(77,003)	220,091	204,823	15,268
Less: Net earnings attributable to noncontrolling interest	(3,314)	(8,454)	5,140	(13,944)	(11,539)	(2,405)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$70,649	$142,512	$(71,863)	$206,147	$193,284	$12,863
Overall Results
Three Months Ended September 30: Net earnings were $70.6 million and $142.5 million for the three months ended September 30, 2017 and 2016, respectively, a decrease of $71.9 million. This was primarily due to lower favorable loss reserve development, lower net realized and unrealized gains and a decrease in other income. The decrease in net earnings was partially offset by an increase in fees and commission income, a decrease in the income tax expense and an increase in net investment income, among other items.
Nine Months Ended September 30: Net earnings were $206.1 million and $193.3 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $12.9 million. This was primarily due to an increase in fees and commission income, favorable investment results, an increase in other income and a decrease in the income tax expense. The increase in net earnings was partially offset by lower favorable loss reserve development, an increase in net foreign exchange losses and interest expense, among other items.
The major components of earnings are discussed below, except for investment results which are separately discussed below in "Investments."

Net Premiums Earned:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Gross premiums written	$11,751	$2,066	$9,685	$13,956	$15,829	$(1,873)
Ceded reinsurance premiums written	(284)	(2,293)	2,009	(503)	(8,009)	7,506
Net premiums written	11,467	(227)	11,694	13,453	7,820	5,633
Gross premiums earned	9,345	2,054	7,291	15,353	19,217	(3,864)
Ceded reinsurance premiums earned	(2,930)	(757)	(2,173)	(5,497)	(8,009)	2,512
Net premiums earned	$6,415	$1,297	$5,118	$9,856	$11,208	$(1,352)
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
Three and Nine Months Ended September 30: Premiums written and earned in the three and nine months ended September 30, 2017 and 2016 were primarily related to the run-off business of Sussex Insurance Company ("Sussex") and Alpha Insurance SA ("Alpha") for the obligatory renewal of certain policies that we are in the process of placing into run-off. In addition, during the three months ended September 30, 2017, there was a reinstatement premium relating to a loss settlement on other business related to prior periods, which was fully offset by net incurred losses.
Fees and Commission Income:
Three and Nine Months Ended September 30: Our management companies in the Non-life Run-off segment earned fees and commission income of $10.8 million and $1.3 million for the three months ended September 30, 2017 and 2016, respectively, and $30.3 million and $8.7 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in fees and commission income is primarily related to services provided to KaylaRe. While our consulting subsidiaries continue to provide management and consultancy services, claims inspection services and reinsurance collection services to third-party clients in limited circumstances, the core focus of these subsidiaries is providing in-house services to companies within the Enstar group. These internal fees are predominantly eliminated upon consolidation of our results of operations.
Other Income (Expense):
Three Months Ended September 30: For the three months ended September 30, 2017 we recorded other expense of $4.0 million, compared to other income of $1.7 million for the three months ended September 30, 2016. The decrease of $5.7 million is primarily due to losses from the equity method investment in KaylaRe as a result of the large losses in 2017, namely those attributable to hurricanes Harvey, Irma and Maria.
Nine Months Ended September 30: Other income for the nine months ended September 30, 2017 increased from $5.5 million for the nine months ended September 30, 2016 to $18.7 million, an increase of $13.2 million. This primarily included earnings from the equity method investment in KaylaRe, and also included a gain on the sale of SeaBright Insurance Company ("SeaBright"). SeaBright contained only insurance licenses at the time of sale, having previously reinsured all of its run-off liabilities into another Enstar entity.

Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Non-life-Run-off segment for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017			2016
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$135,981	$33	$136,014	$107,260	$2,050	$109,310
Net change in case and LAE reserves (1)	(66,376)	(16)	(66,392)	(323,301)	55	(323,246)
Net change in IBNR reserves (1)	(120,614)	(152)	(120,766)	(60,634)	777	(59,857)
Amortization of deferred charge	3,310	—	3,310	154,102	—	154,102
Increase (reduction) in estimates of net ultimate losses	(47,699)	(135)	(47,834)	(122,573)	2,882	(119,691)
Reduction in provisions for bad debt	—	—	—	(502)	—	(502)
Increase (reduction) in provisions for unallocated LAE	(16,203)	165	(16,038)	(10,861)	55	(10,806)
Amortization of fair value adjustments	3,494	—	3,494	5,880	—	5,880
Changes in fair value - fair value option	$(10,504)	$—	$(10,504)	$—	$—	$—
Net incurred losses and LAE	$(70,912)	$30	$(70,882)	$(128,056)	$2,937	$(125,119)
(1) Net change in case and LAE reserves comprises the movement during the period in specific case reserve liabilities as a result of claims settlements or changes advised to us by our policyholders and attorneys, less changes in case reserves recoverable advised by us to our reinsurers as a result of the settlement or movement of assumed claims. Net change in IBNR reserves represents the gross change in our actuarial estimates of IBNR reserves, less amounts recoverable.
Three Months Ended September 30: The reduction in net incurred losses and LAE for the three months ended September 30, 2017 relating to prior periods was $70.9 million, which was attributable to a reduction in estimates of net ultimate losses of $47.7 million, a reduction in provisions for unallocated LAE of $16.2 million, relating to 2017 run-off activity, and a decrease in fair value of $10.5 million related to our assumed retroactive reinsurance agreements with RSA and QBE completed during 2017, and for which we have elected the fair value option, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired of $3.5 million. The reduction in estimates of net ultimate losses of $47.7 million for the three months ended September 30, 2017 included a net change in case and IBNR reserves of $187.0 million, partially offset by amortization of the deferred charge of $3.3 million.
The reduction in net incurred losses and LAE for the three months ended September 30, 2016 of $125.1 million included net incurred losses and LAE of $2.9 million related to current period net earned premium of $1.6 million, primarily for the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $2.9 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $128.1 million, which was attributable to a reduction in estimates of net ultimate losses of $122.6 million, a reduction in provisions for bad debt of $0.5 million, and a reduction in provisions for unallocated LAE of $10.9 million, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $5.9 million, relating to 2016 run-off activity. The reduction in estimates of net ultimate losses of $122.6 million for the three months ended September 30, 2016 included a net change in case and IBNR reserves of $383.9 million, primarily due to a net change in case and IBNR reserves of $226.8 million related to certain of our workers compensation business in the United States. This reduction resulted from an actuarial review completed during the third quarter of 2016 and considered favorable loss experience and our knowledge of comparable portfolios of business. This reduction of estimates in net ultimate losses for the three months ended September 30, 2016 was partially offset by amortization of the deferred charge of $154.1 million, which was primarily comprised of $115.2 million related to a reduction in the liability for losses and LAE, and $38.6 million primarily related to change in the expected return of on the underlying assets. The reduction in provisions for bad debt of $0.5 million was as a result of the collection of certain reinsurance recoverables against which bad debt provisions had previously been provided for in earlier periods.

	Nine Months Ended September 30,
	2017			2016
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$436,594	$404	$436,998	$378,581	$6,098	$384,679
Net change in case and LAE reserves (1)	(276,903)	(32)	(276,935)	(507,102)	511	(506,591)
Net change in IBNR reserves (1)	(262,296)	572	(261,724)	(202,387)	2,631	(199,756)
Amortization of deferred charge	9,386	—	9,386	162,741	—	162,741
Increase (reduction) in estimates of net ultimate losses	(93,219)	944	(92,275)	(168,167)	9,240	(158,927)
Reduction in provisions for bad debt	(735)	—	(735)	(7,132)	—	(7,132)
Increase (reduction) in provisions for unallocated LAE	(41,557)	261	(41,296)	(25,451)	284	(25,167)
Amortization of fair value adjustments	5,519	—	5,519	17,863	—	17,863
Changes in fair value - fair value option	$(9,254)	$—	$(9,254)	$—	$—	$—
Net incurred losses and LAE	$(139,246)	$1,205	$(138,041)	$(182,887)	$9,524	$(173,363)
(1) Net change in case and LAE reserves comprises the movement during the period in specific case reserve liabilities as a result of claims settlements or changes advised to us by our policyholders and attorneys, less changes in case reserves recoverable advised by us to our reinsurers as a result of the settlement or movement of assumed claims. Net change in IBNR reserves represents the gross change in our actuarial estimates of IBNR reserves, less amounts recoverable.
Nine Months Ended September 30: The reduction in net incurred losses and LAE for the nine months ended September 30, 2017 of $138.0 million included net incurred losses and LAE of $1.2 million related to current period net earned premium related to the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $1.2 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $139.2 million, which was attributable to a reduction in estimates of net ultimate losses of $93.2 million, a reduction in provisions for bad debt of $0.7 million, a reduction in provisions for unallocated LAE of $41.6 million, and a decrease in fair value of $9.3 million related to our assumed retroactive reinsurance agreements with RSA and QBE completed during 2017, and for which we have elected the fair value option, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired of $5.5 million. The reduction in estimates of net ultimate losses of $93.2 million for the nine months ended September 30, 2017 included a net change in case and IBNR reserves of $539.2 million, partially offset by amortization of the deferred charge of $9.4 million. The reduction in provisions for bad debt of $0.7 million was a result of the collection of dividends from insolvent reinsurer estates.
The reduction in net incurred losses and LAE for the nine months ended September 30, 2016 of $173.4 million included net incurred losses and LAE of $9.5 million related to current period net earned premium of $6.6 million, primarily for the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $9.5 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $182.9 million, which was attributable to a reduction in estimates of net ultimate losses of $168.2 million, a reduction in provisions for bad debt of $7.1 million, and a reduction in provisions for unallocated LAE of $25.5 million, relating to 2016 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $17.9 million. The reduction in estimates of net ultimate losses of $168.2 million for the nine months ended September 30, 2016 included a net change in case and IBNR reserves of $709.5 million. As discussed above, the reduction of estimates in net ultimate losses for the nine months ended September 30, 2016 included the results of an actuarial review on certain of our workers compensation business in the United States, partially offset by amortization of the deferred charge of $162.7 million. The reduction in provisions for bad debt of $7.1 million was a result of the collection of certain reinsurance recoverables against which the provisions for bad debt had been provided in earlier periods.
Acquisition Costs:
Three and Nine Months Ended September 30: Acquisition costs were $1.0 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and $0.5 million and $2.0 million for the nine months ended September 30, 2017 and 2016, respectively. Acquisition costs for the three and nine months ended September 30, 2017 primarily related to net premiums earned on the Sussex and Alpha business that was placed into run-off.

General and Administrative Expenses:
Three and Nine Months Ended September 30: General and administrative expenses were $64.3 million and $68.4 million for the three months ended September 30, 2017 and 2016, respectively, and $187.3 million and $187.9 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in general and administrative expenses for the three months ended September 30, 2017 was primarily attributable to higher bonus accrual for the three months ended September 30, 2016 related to higher earnings.
Interest Expense:
Three and Nine Months Ended September 30: Interest expense was $6.7 million and $5.5 million for the three months ended September 30, 2017 and 2016, respectively, and $21.0 million and $17.0 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in interest expense was primarily due to the issuance of Senior Notes in the first quarter of 2017.
Net Foreign Exchange Losses
Three and Nine Months Ended September 30: Net foreign exchange losses were $5.0 million and $1.0 million for the three months ended September 30, 2017 and 2016, respectively. Net foreign exchange losses were $7.7 million and net foreign exchange gains were $1.2 million for the nine months ended September 30, 2017 and 2016, respectively. The foreign exchange losses for the nine months ended September 30, 2017 arose primarily as a result of changes in exchange rates and the resulting impact on our foreign currency denominated investments and subsidiaries, which is partially offset by the change in CTA.
Noncontrolling Interest:
Three and Nine Months Ended September 30: The net earnings attributable to the noncontrolling interest of our Non-life Run-off segment were $3.3 million and $8.5 million for the three months ended September 30, 2017 and 2016, respectively, and $13.9 million and $11.5 million for the nine months ended September 30, 2017 and 2016, respectively. The number of subsidiaries in this segment with a noncontrolling interest remained unchanged at two as at September 30, 2017 and September 30, 2016.

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
The following is a discussion and analysis of the results of operations for our Atrium segment for the three and nine months ended September 30, 2017 and 2016, which are summarized below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$32,773	$32,550	$223	$97,373	$96,219	$1,154
Fees and commission income	5,911	5,679	232	17,353	15,889	1,464
Net investment income	847	853	(6)	2,832	2,042	790
Net realized and unrealized gains (losses)	285	(38)	323	1,177	70	1,107
Other income	69	52	17	188	151	37
	39,885	39,096	789	118,923	114,371	4,552
EXPENSES
Net incurred losses and LAE	35,273	13,823	21,450	55,950	46,545	9,405
Acquisition costs	11,818	12,041	(223)	34,647	34,368	279
General and administrative expenses	2,470	7,631	(5,161)	19,631	20,668	(1,037)
Interest expense	23	—	23	559	—	559
Net foreign exchange losses (gains)	43	148	(105)	4,355	2,219	2,136
	49,627	33,643	15,984	115,142	103,800	11,342
EARNINGS (LOSSES) BEFORE INCOME TAXES	(9,742)	5,453	(15,195)	3,781	10,571	(6,790)
INCOME TAXES	(554)	(681)	127	(1,278)	(1,939)	661
NET EARNINGS (LOSSES)	(10,296)	4,772	(15,068)	2,503	8,632	(6,129)
Less: Net (earnings) losses attributable to noncontrolling interest	4,223	(1,958)	6,181	(1,027)	(3,542)	2,515
NET EARNINGS (LOSSES) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$(6,073)	$2,814	$(8,887)	$1,476	$5,090	$(3,614)
Overall Results
An analysis of the components of the segment's net earnings is shown below, after the attribution of net earnings to noncontrolling interest.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Atrium 5	$(7,583)	$1,617	$(9,200)	$(3,335)	$2,360	$(5,695)
AUL	1,807	1,551	256	5,904	3,679	2,225
Atrium Total	(5,776)	3,168	(8,944)	2,569	6,039	(3,470)
Holding Company	(297)	(354)	57	(1,093)	(949)	(144)
NET EARNINGS (LOSSES) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$(6,073)	$2,814	$(8,887)	$1,476	$5,090	$(3,614)
In evaluating the underwriting performance of the Atrium segment, we consider the insurance ratios of Atrium 5, which is the active underwriting component of the segment and excludes AUL and the Holding Company. Atrium 5's insurance ratios are shown below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	(Favorable) Unfavorable	2017	2016	(Favorable) Unfavorable
Loss ratio (1)	107.6%	42.0%	65.6%	57.5%	48.1%	9.4%
Acquisition cost ratio (1)	36.1%	37.9%	(1.8)%	35.6%	35.7%	(0.1)%
Other operating expense ratio (1)	7.7%	12.1%	(4.4)%	12.6%	11.9%	0.7%
Combined ratio (1)	151.4%	92.0%	59.4%	105.7%	95.7%	10.0%
(1) Refer to "Non-GAAP Financial Measures" for a description of how these ratios are calculated. The ratios are based upon the following amounts for Atrium 5, which exclude amounts for AUL and the Holding Company, for the three months ended September 30, 2017 and 2016, respectively: net premiums earned of $32,773 and $32,550, net incurred losses and LAE of $35,273 and $13,687, acquisition costs of $11,818 and $12,346, and other operating expenses of $2,508 and $3,926. The ratios are based upon the following amounts for Atrium 5, which exclude amounts for AUL and the Holding Company, for the nine months ended September 30, 2017 and 2016, respectively: net premiums earned of $97,373 and $96,219, net incurred losses and LAE of $55,950 and $46,257, acquisition costs of $34,647 and $34,368, and other operating expenses of $12,227 and $11,412.
The higher combined ratio of Atrium 5 for the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016 was due to increases in the loss ratio. This was primarily attributable to unfavorable current year loss experience in the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016, due to the large losses in 2017, namely those attributable to hurricanes Harvey, Irma and Maria, as well as the Mexico earthquake. For the three months ended September 30, 2017 the Atrium segment recorded a net underwriting income impact of $22.1 million related to the large losses in 2017, which contributed 66.7 and 67.2 percentage points to the loss ratio and combined ratio, respectively. For the nine months ended September 30, 2017 the large losses in 2017 contributed 22.5 and 22.8 percentage points to the loss ratio and combined ratio, respectively.

Holding Company expenses are included below under "General and Administrative Expenses".

Investment results are separately discussed below in "Investments."

Gross Premiums Written:

The following table provides gross premiums written by line of business for the Atrium segment for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Marine	$4,301	$5,153	$(852)	$14,485	$15,649	$(1,164)
Property and Casualty Binding Authorities	11,335	9,828	1,507	30,713	28,893	1,820
Upstream Energy	710	1,476	(766)	5,304	7,873	(2,569)
Reinsurance	3,937	3,186	751	17,316	13,137	4,179
Accident and Health	3,482	2,860	622	12,206	10,432	1,774
Non-Marine Direct and Facultative	4,272	4,080	192	11,671	12,665	(994)
Liability	6,358	5,694	664	17,945	15,827	2,118
Aviation	1,163	1,735	(572)	5,119	7,046	(1,927)
Terrorism	819	1,026	(207)	2,596	2,815	(219)
Total	$36,377	$35,038	$1,339	$117,355	$114,337	$3,018
See below for a discussion of the drivers of the change in net premiums written and earned for the three and nine months ended September 30, 2017 and 2016.
Net Premiums Earned:
The following table provides net premiums earned by line of business for the Atrium segment for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Marine	$4,090	$4,617	$(527)	$11,586	$13,705	$(2,119)
Property and Casualty Binding Authorities	9,557	9,298	259	27,850	26,145	1,705
Upstream Energy	926	1,784	(858)	3,888	6,436	(2,548)
Reinsurance	3,752	3,284	468	11,397	9,251	2,146
Accident and Health	3,893	3,408	485	11,587	9,882	1,705
Non-Marine Direct and Facultative	2,783	3,452	(669)	8,983	10,128	(1,145)
Liability	5,961	4,482	1,479	16,604	13,425	3,179
Aviation	1,228	1,414	(186)	3,514	4,870	(1,356)
Terrorism	583	811	(228)	1,964	2,377	(413)
Total	$32,773	$32,550	$223	$97,373	$96,219	$1,154
Three and Nine Months Ended September 30: Net premiums earned for the Atrium segment were $32.8 million and $32.6 million for the three months ended September 30, 2017 and 2016, respectively, and $97.4 million and $96.2 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in the liability and reinsurance lines of business was primarily due to new business written by underwriters hired in property reinsurance and international professional liability, respectively.
Fees and Commission Income:
Three and Nine Months Ended September 30: Fees and commission income were $5.9 million and $5.7 million for the three months ended September 30, 2017 and 2016, respectively, and $17.4 million and $15.9 million for the nine months ended September 30, 2017 and 2016, respectively. The fees primarily represent profit commission fees earned by us in relation to AUL’s management of Syndicate 609 and other underwriting consortiums.
Net Incurred Losses and LAE:
Three and Nine Months Ended September 30: Net incurred losses and LAE for the three months ended September 30, 2017 and 2016 were $35.3 million and $13.8 million, respectively, and $56.0 million and $46.5 million for the nine months ended September 30, 2017 and 2016, respectively. Net favorable prior year loss development was $2.0 million and $6.0 million for the three months ended September 30, 2017 and 2016, respectively, and $10.6 million and $9.9 million for the nine months September 30, 2017 and 2016, respectively. Net favorable prior year loss development in the three months ended September 30, 2017 and 2016 was spread across most lines of business. Excluding prior year loss development, net incurred losses and LAE for the three months ended September 30, 2017 and 2016 were $37.3 million and $19.8 million, respectively. Excluding prior year loss development, net incurred losses and LAE for the nine months ended September 30, 2017 and 2016 were $66.9 million and $56.5 million, respectively. The increase in net incurred losses and LAE for the three and nine months ended September 30, 2017 compared with 2016, excluding prior year loss development, was due primarily to the large losses in 2017, namely those attributable to hurricanes Harvey, Irma and Maria, as well as the Mexico earthquake. This impacted the non-marine direct and facultative, property and casualty binding authority and reinsurance lines of business.
Acquisition Costs:
Three and Nine Months Ended September 30: Acquisition costs were $11.8 million and $12.0 million for the three months ended September 30, 2017 and 2016, respectively, and $34.6 million and $34.4 million for the nine months ended September 30, 2017 and 2016, respectively. The Atrium acquisition cost ratios were 36.1% and 37.9% for the three months ended September 30, 2017 and 2016, respectively, and 35.6% and 35.7% for the nine months September 30, 2017 and 2016, respectively. The decrease for the three months and nine months ended September 30, 2017, was primarily due to changes in the business mix. Refer to "Non-GAAP Financial Measures" for a description of how the acquisition cost ratio is calculated.
General and Administrative Expenses:
Three and Nine Months Ended September 30: General and administrative expenses for the Atrium segment were $2.5 million and $7.6 million for the three months ended September 30, 2017 and 2016, respectively, and $19.6 million and $20.7 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in general and administrative expenses for the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016, was primarily due to lower bonus accruals relating to lower net earnings in the three and nine months ended September 30, 2017.
Net Foreign Exchange Losses:
Three and Nine Months Ended September 30: Net foreign exchange losses for the Atrium segment were $0.1 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and $4.4 million and $2.2 million for the nine months ended September 30, 2017 and 2016, respectively. The foreign exchange losses for the nine months ended September 30, 2017 were primarily due to the translation of non-functional currency liabilities, which is substantially offset by foreign exchange on available-for-sale investments recorded in accumulated other comprehensive income.
Noncontrolling Interest:
Three and Nine Months Ended September 30: The net losses attributable to the noncontrolling interest in the Atrium segment were $4.2 million for the three months ended September 30, 2017, compared to net earnings attributable to the noncontrolling interest of $2.0 million for the three months ended September 30, 2016. The net losses attributable to the noncontrolling interest for the three months ended September 30, 2017 were primarily due to the large losses in 2017, namely those attributable to hurricanes Harvey, Irma and Maria, as well as the Mexico earthquake, compared to net earnings for the three months ended September 30, 2016. The net earnings attributable to the noncontrolling interest in the Atrium segment were $1.0 million and $3.5 million for the nine months ended September 30, 2017 and 2016, respectively. The reduction in the net earnings attributable to the noncontrolling interest for nine months ended September 30, 2017 was primarily due to lower earnings, as a result of the large losses in 2017 as discussed above. As at September 30, 2017 and 2016, Trident and Dowling had a combined 41.03% noncontrolling interest in the Atrium segment.

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
The following is a discussion and analysis of the results of operations for the StarStone segment for the three and nine months ended September 30, 2017 and 2016, which are summarized below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$107,650	$170,593	$(62,943)	$341,609	$495,710	$(154,101)
Fee and commission income	—	—	—	1,166	—	1,166
Net investment income	7,592	5,478	2,114	20,230	16,511	3,719
Net realized and unrealized gains (losses)	5,045	(276)	5,321	18,953	22,094	(3,141)
Other income	91	93	(2)	170	1,688	(1,518)
	120,378	175,888	(55,510)	382,128	536,003	(153,875)
EXPENSES
Net incurred losses and LAE	111,321	104,394	6,927	245,315	299,596	(54,281)
Acquisition costs	11,313	38,151	(26,838)	39,625	102,729	(63,104)
General and administrative expenses	32,605	24,363	8,242	99,576	85,829	13,747
Interest expense	382	—	382	1,648	—	1,648
Net foreign exchange losses (gains)	(1,145)	1,004	(2,149)	1,563	732	831
	154,476	167,912	(13,436)	387,727	488,886	(101,159)
EARNINGS (LOSSES) BEFORE INCOME TAXES	(34,098)	7,976	(42,074)	(5,599)	47,117	(52,716)
INCOME TAXES	78	1,571	(1,493)	3,648	(4,417)	8,065
NET EARNINGS (LOSSES)	(34,020)	9,547	(43,567)	(1,951)	42,700	(44,651)
Less: Net (earnings) losses attributable to noncontrolling interest	13,923	(3,917)	17,840	836	(17,520)	18,356
NET EARNINGS (LOSSES) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$(20,097)	$5,630	$(25,727)	$(1,115)	$25,180	$(26,295)

Overall Results
An analysis of the components of the segment's net earnings is shown below, after the attribution of net earnings to noncontrolling interest.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
StarStone(1)	$(20,096)	$5,403	$(25,499)	$(1,156)	$24,378	$(25,534)
Holding Company	(1)	227	(228)	41	802	(761)
NET EARNINGS (LOSSES) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$(20,097)	$5,630	$(25,727)	$(1,115)	$25,180	$(26,295)
(1) StarStone's net earnings (losses) before noncontrolling interest were $(34.1) million and $(2.0) million for three and nine months ended September 30, 2017, respectively, and $9.2 million and $41.3 million for the three and nine months ended September 30, 2016, respectively.
Three Months Ended September 30: Net losses were $20.1 million and net earnings were $5.6 million for the three months ended September 30, 2017 and 2016, respectively, a decrease of $25.7 million. The decrease in net earnings was primarily due to increased net incurred losses and LAE due to the large losses in 2017, namely those attributable to hurricanes Harvey, Irma and Maria, partially offset by the 35% whole account quota share reinsurance agreement with KaylaRe. The 35% whole account quota share reinsurance agreement with KaylaRe reduced the impact of the hurricane exposure on net incurred losses and LAE by $22.7 million for the three months ended September 30, 2017. For the three months ended September 30, 2017, the StarStone segment recorded a net underwriting income impact of $48.4 million related to the large losses in 2017. In addition, net premiums earned and net earnings decreased due to the 35% whole account quota share reinsurance agreement with KaylaRe.
Nine Months Ended September 30: Net losses were $1.1 million and net earnings were $25.2 million for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $26.3 million. This was primarily due to increased net incurred losses and LAE due to the large losses in 2017, namely those attributable to hurricanes Harvey, Irma and Maria, partially offset by the 35% whole account quota share reinsurance agreement with KaylaRe, as noted above. In addition, net premiums earned and net earnings decreased due to the 35% whole account quota share reinsurance agreement with KaylaRe.

In evaluating the underwriting performance of the StarStone segment, we consider the insurance ratios of StarStone, which is the active underwriting component of the segment and excludes the Holding Company. StarStone's insurance ratios are shown below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	(Favorable) Unfavorable	2017	2016	(Favorable) Unfavorable
Loss ratio (1)	103.4%	61.3%	42.1%	71.9%	60.8%	11.1%
Acquisition cost ratio (1)	10.5%	22.3%	(11.8)%	11.6%	20.7%	(9.1)%
Other operating expense ratio (1)	30.3%	14.3%	16.0%	29.1%	17.1%	12.0%
Combined ratio (1)	144.2%	97.9%	46.3%	112.6%	98.6%	14.0%

(1)
Refer to "Non-GAAP Financial Measures" for a description of how these ratios are calculated. The ratios are based upon the following amounts for StarStone, which exclude Holding Company amounts, for the three months ended September 30, 2017 and 2016, respectively: net premiums earned of $107,737 and $170,701, net incurred losses and LAE of $111,442 and $104,716, acquisition costs of $11,313 and $38,151, and other operating expenses of $32,687 and $24,363. The ratios are based upon the following amounts for StarStone, which exclude Holding Company amounts, for the nine months ended September 30, 2017 and 2016, respectively: net premiums earned of $342,056 and $495,370, net incurred losses and LAE of $246,070 and $301,376, acquisition costs of $39,625 and $102,729, and other operating expenses of $99,661 and $84,579.

Three Months Ended September 30: The combined ratio increased to 144.2% for the three months ended September 30, 2017 as compared to 97.9% for the three months ended September 30, 2016. The increase in the loss ratio is primarily due to the large losses in 2017, namely those attributable to hurricanes Harvey, Irma and Maria, which contributed 44.4 and 44.8 percentage points to the loss ratio and combined ratio, respectively. The decrease of 11.8 percentage points in the acquisition cost ratio is a result of the ceding commission on the 35% whole account quota share reinsurance arrangement with KaylaRe, which covers all business written during underwriting years 2016 and 2017. The increase of 16.0 percentage points in the other operating expense ratio is as a result of the combination of an increase in general and administrative expenses and lower net premiums earned after the reinsurance cession to KaylaRe.
Nine Months Ended September 30: The combined ratio increased by 14.0 percentage points for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The loss ratio increased by 11.1 percentage points, primarily as a result of the large 2017 losses as noted above, which contributed 14.0 and 14.2 percentage points to the loss ratio and combined ratio, respectively. The acquisition cost ratio decreased as a result of the ceding commission on the cession to KaylaRe as noted above. The acquisition costs prior to the cession to KaylaRe were consistent with the prior year. The other operating expense ratio increased by 12.0 percentage points as a result of the combination of an increase in general and administrative expenses and lower net premiums earned after the reinsurance cession to KaylaRe.

The Holding Company result primarily includes general and administrative expenses related to the amortization of the definite-lived intangible assets.

Investment results are separately discussed below in "Investments."

Gross Premiums Written:

The following table provides gross premiums written by line of business for the StarStone segment for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Casualty	$70,264	$66,824	$3,440	$208,331	$200,365	$7,966
Marine	42,148	43,697	(1,549)	167,793	156,061	11,732
Property	58,725	45,914	12,811	158,479	149,892	8,587
Aerospace	15,821	16,883	(1,062)	42,727	42,759	(32)
Workers' Compensation	13,049	18,759	(5,710)	73,777	83,412	(9,635)
Total	$200,007	$192,077	$7,930	$651,107	$632,489	$18,618
Three Months Ended September 30: Gross premiums written were $200.0 million and $192.1 million for the three months ended September 30, 2017 and 2016, respectively, an increase of $7.9 million. The property and casualty lines of business increased by $12.8 million and $3.4 million, respectively, primarily attributable to additional business written in the U.S. and Europe. Property includes $4.5 million in respect of a quota share of a reinsurance treaty covering U.S. mortgages, which is new business written in Bermuda. The workers' compensation line of business decreased due to the timing of contract renewals, and some opportunistic business written in 2016 that did not renew in 2017.
Nine Months Ended September 30: Gross premiums written were $651.1 million and $632.5 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $18.6 million primarily attributable to the additional marine, property and casualty lines of business written in the U.S. and Europe. The workers' compensation line of business decreased due to the timing of contract renewals, and some opportunistic business written in 2016 that did not renew in 2017.

Net Premiums Earned:
The following table provides net premiums earned by line of business for the StarStone segment for the nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Casualty	$38,403	$56,943	$(18,540)	$118,239	$165,693	$(47,454)
Marine	28,686	41,056	(12,370)	89,269	115,291	(26,022)
Property	23,988	30,135	(6,147)	73,354	96,275	(22,921)
Aerospace	8,914	18,359	(9,445)	27,234	51,973	(24,739)
Workers' Compensation	7,659	24,100	(16,441)	33,513	66,478	(32,965)
Total	$107,650	$170,593	$(62,943)	$341,609	$495,710	$(154,101)
Three Months Ended September 30: Net premiums earned for the StarStone segment for the three months ended September 30, 2017 decreased from 2016 by $62.9 million to $107.7 million. The decrease was attributable to the 35% whole account quota share reinsurance cession to KaylaRe which covers all business written during underwriting years 2016 and 2017. Net premiums earned before the cession to KaylaRe for the three months ended September 30, 2017 were broadly consistent with the three months ended September 30, 2016.
Nine Months Ended September 30: Net premiums earned for the StarStone segment for the nine months ended September 30, 2017 decreased from 2016 by $154.1 million to $341.6 million. The decrease across all lines of business was largely attributable to the KaylaRe 35% whole account quota share noted above. Net premiums earned before the cession to KaylaRe nine months ended September 30, 2017 were not materially different from the nine months ended September 30, 2016.
Net Incurred Losses and LAE:
Three Months Ended September 30: Net incurred losses and LAE for the three months ended September 30, 2017 and 2016 were $111.3 million and $104.4 million, respectively, an increase of $6.9 million. The increase was primarily due to the large losses in 2017, namely those attributable to hurricanes Harvey, Irma and Maria, less the impact of the reinsurance cession to KaylaRe. The increase in reserves was $101.0 million on a gross basis and $47.1 million net of third party reinsurance including the 35% whole account cession to KaylaRe. Net unfavorable prior year loss development for the three months ended September 30, 2017 was $0.8 million and net favorable prior year loss development was $1.3 million for the three months ended September 30, 2016. The loss ratio for the three months ended September 30, 2017 increased by 42.1 percentage points to 103.4%, primarily due to the large losses in 2017 as discussed above. The loss ratios in respect of the non-catastrophe book experienced minimal change from prior periods.
Nine Months Ended September 30: Net incurred losses and LAE for the nine months ended September 30, 2017 and 2016 were $245.3 million and $299.6 million, respectively, a decrease of $54.3 million. The decrease was primarily due to the large losses in 2017, namely those attributable to hurricanes Harvey, Irma and Maria, less the impact of the reinsurance cession to KaylaRe as noted above. Net favorable prior year loss development for the nine months ended September 30, 2017 and 2016 was $1.7 million and $4.8 million, respectively. The loss ratio for the nine months ended September 30, 2017 increased by 11.1 percentage points to 71.9%, primarily due to the large losses in 2017 as discussed above.
Acquisition Costs:
Three Months Ended September 30: Acquisition costs were $11.3 million and $38.2 million for the three months ended September 30, 2017 and 2016, respectively, a decrease of $26.8 million. The acquisition cost ratios for the three months ended September 30, 2017 and 2016 were 10.5% and 22.3%, respectively, a decrease of 11.8 percentage points primarily due to the ceding commission earned on the KaylaRe quota share reinsurance contract. The acquisition cost ratio excluding the ceding commission from the cession to KaylaRe was 20.2% for the three months ended September 30, 2017, a decrease compared to the 22.3% ratio for three months ended September 30, 2016.

Nine Months Ended September 30: Acquisition costs were $39.6 million and $102.7 million for the nine months ended September 30, 2017 and 2016, respectively, a decrease of $63.1 million. The acquisition cost ratios for the nine months ended September 30, 2017 and 2016 were 11.6% and 20.7%, respectively, a decrease of 9.1 percentage points primarily due to the ceding commission earned on the KaylaRe quota share reinsurance contract. The acquisition cost ratio excluding the ceding commission from the cession to KaylaRe was 20.9% for the nine months ended September 30, 2017, which is broadly consistent with the nine months ended September 30, 2016.
General and Administrative Expenses:
Three Months Ended September 30: General and administrative expenses for the three months ended September 30, 2017 and 2016 were $32.6 million and $24.4 million, respectively. The increase of $8.2 million for the three months ended September 30, 2017 was primarily due to an increase in compensation costs in respect of additional headcount for our growth strategies in certain lines of business in addition to an increase in information technology costs.
Nine Months Ended September 30: General and administrative expenses for the nine months ended September 30, 2017 and 2016 were $99.6 million and $85.8 million, respectively. The increase of $13.7 million for the nine months ended September 30, 2017 was primarily due to an increase in compensation costs in respect of additional headcount for our growth strategies in certain lines of business, the related costs associated with setting up new business operations and an increase in information technology costs.
Noncontrolling Interest:
Three Months Ended September 30: The net losses attributable to the noncontrolling interest in the StarStone segment were $13.9 million for the three months ended September 30, 2017, compared to net earnings attributable to the noncontrolling interest of $3.9 million for the three months ended September 30, 2016. The net losses attributable to the noncontrolling interest for the three months ended September 30, 2017 were largely due to the net losses from continuing operations, primarily resulting from the large losses in 2017, namely those attributable to hurricanes Harvey, Irma and Maria, partially offset by the impact of the 35% whole account quota share reinsurance arrangement with KaylaRe, compared to net earnings from continuing operations, for the three months ended September 30, 2016. As at September 30, 2017 and 2016, Trident and Dowling had a combined 41.03% noncontrolling interest in the StarStone segment.
Nine Months Ended September 30: The net losses attributable to the noncontrolling interest in the StarStone segment were $0.8 million for the nine months ended September 30, 2017, compared to net earnings attributable to the noncontrolling interest of $17.5 million for the nine months ended September 30, 2016. The net losses attributable to the noncontrolling interest for the nine months ended September 30, 2017 were due to the net losses as discussed above.

Life and Annuities Segment
For our Life and Annuities segment, our run-off strategy differs from the non-life run-off business, in particular because we have limited ability to shorten the duration of the liabilities in this business through early claims settlement, commutations or policy buy-backs. Instead, we hold the policies associated with the life and annuities business to their natural maturity or lapse and pay claims as they become due. The presentation of the results in this segment reflect the classification of Pavonia as discontinued operations and held-for-sale, and the sale of Laguna with its results and the loss on sale reflected as continuing operations. Following the sale of Pavonia, our continuing life business will comprise of Alpha term life products and the life settlements businesses.
The following is a discussion and analysis of our results of operations for our Life and Annuities segment for the three and nine months ended September 30, 2017 and 2016, which are summarized below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$1,187	$1,290	$(103)	$3,656	$4,189	$(533)
Net investment income	1,567	7,094	(5,527)	11,920	17,554	(5,634)
Net realized and unrealized losses	(1,045)	(3,452)	2,407	(7,563)	(2,701)	(4,862)
Other income	10	409	(399)	169	578	(409)
	1,719	5,341	(3,622)	8,182	19,620	(11,438)
EXPENSES
Life and annuity policy benefits	1,060	1,682	(622)	5,048	227	4,821
Acquisition costs	149	132	17	730	460	270
General and administrative expenses	1,740	1,996	(256)	5,093	5,518	(425)
Interest expense	148	236	(88)	581	840	(259)
Net foreign exchange losses	877	101	776	2,030	434	1,596
Loss on sale of subsidiary	6,740	—	6,740	16,349	—	16,349
	10,714	4,147	(173)	29,831	7,479	6,003
EARNINGS (LOSSES) BEFORE INCOME TAXES	(8,995)	1,194	(10,189)	(21,649)	12,141	(33,790)
INCOME TAXES	14	1	13	5	(13)	18
NET EARNINGS (LOSSES) FROM CONTINUING OPERATIONS	(8,981)	1,195	(10,176)	(21,644)	12,128	(33,772)
NET EARNINGS (LOSSES) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	3,495	3,897	(402)	(1,005)	6,480	(7,485)
NET EARNINGS (LOSSES) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$(5,486)	$5,092	$(10,578)	$(22,649)	$18,608	$(41,257)
Overall Results:
Three and Nine Months Ended September 30: Net earnings (losses) were $(5.5) million and $5.1 million for the three months ended September 30, 2017 and 2016, respectively. Net earnings (losses) were $(22.6) million and $18.6 million for the nine months ended September 30, 2017 and 2016, respectively. The net losses in this segment for the three and nine months ended September 30, 2017 were primarily due to the loss on sale of Laguna of $6.7 million and $16.3 million in the three and nine months ended September 30, 2017, respectively, and and impairments on life settlements as discussed below, as well as operating losses in Pavonia and Alpha. The losses in Pavonia primarily related to term life products and are expected to be offset in the future by the expected gain recognizable upon the sale of the business. Further information regarding Pavonia is included in Note 3 - "Held-For-Sale Businesses and Divestitures" included within Item 1 of this Quarterly Report on Form 10-Q. Our life settlements business contributed net earnings (losses) of ($0.5) million and $1.5 million for the three and nine months ended September 30, 2017, respectively. The losses on life settlements for the three months ended September 30, 2017 included impairment charges of $1.3 million as a result of updated medical underwriting and increases in premiums. There was no change to our impairment methodology during the nine months ended September 30, 2017.

Investable Assets
We define investable assets as the sum of total investments, cash and cash equivalents, restricted cash and cash equivalents, and funds held. Investments consist primarily of investment grade, liquid, fixed maturity securities of short-to-medium duration, equities, and other investments. Cash and cash equivalents and restricted cash and cash equivalents are comprised mainly of cash, fixed deposits, and other highly liquid instruments such as commercial paper with maturities of less than three months at the time of acquisition and money market funds. Funds held primarily consist of investment grade, liquid, fixed maturity securities of short-to-medium duration. Assets held-for-sale are excluded from our definition of investable assets.
Investable assets were $9.7 billion as at September 30, 2017 as compared to $8.4 billion as at December 31, 2016, an increase of 15.5%. The increase was primarily due to the investments and funds held balance acquired in relation to the QBE and RSA transactions.
A description of our investment strategies is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Investments" in our Annual Report on Form 10-K for the year ended December 31, 2016. In addition, during the nine months ended September 30, 2017, we have been implementing strategies to selectively increase the duration in certain investment portfolios.

Composition of Investment Portfolio By Asset Class
The following table summarizes the fair value and composition of our investment portfolio by asset class as at September 30, 2017 and December 31, 2016:

	September 30, 2017				December 31, 2016
	Fair Value				Fair Value
	Investment Grade (1)	Non-Investment Grade (2)	Total	%	Investment Grade (1)	Non-Investment Grade (2)	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and available-for-sale
U.S. government & agency	$955,584	$—	$955,584	12.9%	$852,984	$—	$852,984	14.1%
Non-U.S. government	629,010	4,066	633,076	8.5%	352,786	—	352,786	5.8%
Corporate	3,159,126	179,143	3,338,269	44.9%	2,385,295	160,682	2,545,977	42.2%
Municipal	94,644	—	94,644	1.3%	53,757	—	53,757	0.9%
Residential mortgage-backed	274,312	89,589	363,901	4.9%	373,957	98	374,055	6.2%
Commercial mortgage-backed	358,523	23,842	382,365	5.1%	199,827	17,385	217,212	3.6%
Asset-backed	439,672	83,816	523,488	7.0%	409,671	72,485	482,156	8.0%
Total	5,910,871	380,456	6,291,327	84.6%	4,628,277	250,650	4,878,927	80.8%

Equities
U.S.			109,412	1.5%			95,047	1.6%
International			238	—%			—	—%
Total			109,650	1.5%			95,047	1.6%

Other investments
Private equity funds			284,164	3.8%			300,529	5.0%
Fixed income funds			227,917	3.1%			249,023	4.1%
Fixed income hedge funds			70,047	0.9%			85,976	1.4%
Equity funds			241,598	3.3%			223,571	3.7%
CLO equities			55,411	0.7%			61,565	1.0%
CLO equity funds			13,042	0.2%			15,440	0.3%
Private credit funds			9,832	0.1%			—	—%
Other			853	—%			943	—%
Total			902,864	12.1%			937,047	15.5%

Other investments
Life settlements			131,499	1.8%			129,474	2.1%

Total investments	$5,910,871	$380,456	$7,435,340	100.0%	$4,628,277	$250,650	$6,040,495	100.0%
(1) Investment Grade securities are rated BBB- or higher.
(2) Non-Investment Grade include non-rated securities with a fair value of $18.0 million and $28.1 million as at September 30, 2017 and December 31, 2016, respectively.

A description of our investment valuation processes is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2016 and "Note 6 - Fair Value Measurements" included within Item 1 of this Quarterly Report on Form 10-Q.

Composition of Funds Held - Directly Managed by Asset Class
The following table summarizes the fair value and composition of our funds held - directly managed portfolio by asset class as at September 30, 2017 and December 31, 2016:

	September 30, 2017				December 31, 2016
	Fair Value				Fair Value
	Investment Grade (1)	Non-Investment Grade	Total	%	Investment Grade (1)	Non-Investment Grade	Total	%
Fixed maturity investments:
U.S. government & agency	$64,712	$—	$64,712	5.4%	$47,885	$—	$47,885	4.8%
Non-U.S. government	2,960	—	2,960	0.3%	5,961	—	5,961	0.6%
Corporate	721,313	—	721,313	60.5%	663,556	—	663,556	66.8%
Municipal	57,964	—	57,964	4.9%	38,927	—	38,927	3.9%
Residential mortgage-backed	30,346	—	30,346	2.6%	—	—	—	—%
Commercial mortgage-backed	207,851	—	207,851	17.4%	151,395	—	151,395	15.2%
Asset-backed	92,281	—	92,281	7.7%	79,806	—	79,806	8.0%
Total	1,177,427	—	1,177,427	98.8%	987,530	—	987,530	99.3%
Other assets	—	—	14,496	1.2%	—	—	7,135	0.7%
Total funds held - directly managed	$1,177,427	$—	$1,191,923	100.0%	$987,530	$—	$994,665	100.0%

(1)	Investment Grade are securities with a rating of BBB- or higher.
Composition of Investable Assets By Segment
Across all of our segments, we strive to structure our investments in a manner that recognizes our liquidity needs for future liabilities. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our general liability profile. If our liquidity needs or general liability profile unexpectedly change, we may adjust the structure of our investment portfolio to meet our revised expectations. The following tables summarize the composition of total invested assets by segment as at September 30, 2017 and December 31, 2016:

	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total
	(in thousands of U.S. dollars)
September 30, 2017
Short-term investments, trading, at fair value	$228,676	$2,236	$23,339	$—	$254,251
Fixed maturities, trading, at fair value	4,564,548	73,990	1,176,453	—	5,814,991
Fixed maturities, available-for-sale, at fair value	55	96,729	—	125,301	222,085
Equities, trading, at fair value	102,402	2,056	5,192	—	109,650
Other investments, at fair value	717,844	7,859	161,859	15,302	902,864
Other investments, at cost	—	—	—	127,562	127,562
Total investments	5,613,525	182,870	1,366,843	268,165	7,431,403
Cash and cash equivalents	579,345	55,482	287,081	27,448	949,356
Funds held - directly managed	1,191,923	—	—	—	1,191,923
Funds held by reinsured companies	51,055	25,985	14,760	—	91,800
Total investable assets	$7,435,848	$264,337	$1,668,684	$295,613	$9,664,482
Duration (in years)	4.83	1.58	2.13	2.67	4.21
Average Credit Rating	A+	AA-	A	A+	A+

	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total
	(in thousands of U.S. dollars)
December 31, 2016
Short-term investments, trading, at fair value	$201,188	$7,938	$6,160	$7,632	$222,918
Short-term investments, available-for-sale, at fair value	—	268	—	—	268
Fixed maturities, trading, at fair value	3,144,811	13,320	1,199,460	30,651	4,388,242
Fixed maturities, available-for-sale, at fair value	3,108	142,562	—	121,829	267,499
Equities, trading, at fair value	88,481	—	6,566	—	95,047
Other investments, at fair value	783,857	—	153,190	—	937,047
Other investments, at cost	—	—	—	131,651	131,651
Total investments	4,221,445	164,088	1,365,376	291,763	6,042,672
Cash and cash equivalents	916,900	83,548	295,341	22,856	1,318,645
Funds held - directly managed	994,665	—	—	—	994,665
Funds held by reinsured companies	48,525	22,883	10,665	—	82,073
Total investable assets	$6,181,535	$270,519	$1,671,382	$314,619	$8,438,055
Duration (in years)	2.68	1.20	2.31	2.67	2.56
Average Credit Rating	A+	AA-	AA-	A+	A+
Credit Quality and Maturity Profiles
As at September 30, 2017 and December 31, 2016, our investment portfolio had an average credit quality rating of A+. As at September 30, 2017 and December 31, 2016, our fixed maturity investments rated lower than BBB- comprised 4.9% and 3.7% of our total investment portfolio, respectively. A detailed schedule of average credit ratings by asset class as at September 30, 2017 is included in Note 4 - "Investments - Credit Ratings" and Note 5 - "Funds Held - Directly Managed - Credit Ratings" of our unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q. Schedules of maturities by asset class are included in Note 4 - "Investments" and Note 5 - "Funds Held - Directly Managed" of our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Eurozone Exposure
As at September 30, 2017 and December 31, 2016, we owned $21.3 million and $15.0 million, respectively, of investments in fixed maturity securities issued by the sovereign governments of Italy, Ireland and Spain.

Investment Results - Consolidated
The following table summarizes our investment results for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Net investment income	$52,028	$48,022	$4,006	$150,184	$143,234	$6,950
Net realized and unrealized gains	29,301	66,608	(37,307)	139,697	139,388	309

Annualized Investment Book Yield
Annualized net investment income	208,112	192,088	16,024	200,245	190,979	9,266
Average aggregate invested assets, at cost(1)	9,596,802	8,656,338	940,464	9,436,138	8,734,605	701,533
Annualized investment book yield	2.17%	2.22%	(0.05)%	2.12%	2.19%	(0.07)%

Financial Statement Portfolio Return
Total financial statement return(2)	81,329	114,630	(33,301)	289,881	282,622	7,259
Average aggregate invested assets, at fair value(1)	9,683,862	8,669,915	1,013,947	9,473,669	8,718,984	754,685
Financial statement portfolio return	0.84%	1.32%	(0.48)%	3.06%	3.24%	(0.18)%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
(2) This is the sum of net investment income and net realized and unrealized gains from our U.S. GAAP consolidated financial statements.
Three and Nine Months Ended September 30: Net investment income increased by $4.0 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to an increase in average investable assets, partially offset by a decrease of 5 basis points in the book yield we obtained on our assets. Net investment income increased by $7.0 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to an increase in average investable assets, partially offset by a decrease of 7 basis points in the book yield we obtained on our assets. The increase in average investable assets was primarily due to our transactions with RSA and QBE. The decrease in yield was primarily due to the changing mix in asset allocation, as the British Pound assets acquired in the RSA transaction carry a lower yield than our existing portfolio.
Net realized and unrealized gains were $29.3 million and $66.6 million for the three months ended September 30, 2017 and 2016, respectively, a decrease of $37.3 million. Included in net realized and unrealized gains are the following items:

•	net realized gains of $5.4 million for the three months ended September 30, 2017, compared to net realized gains of $4.9 million for the three months ended September 30, 2016;

•
net unrealized losses on fixed maturity securities, trading, of $10.7 million for the three months ended September 30, 2017, compared to net unrealized gains of $12.2 million for the three months ended September 30, 2016, a decrease of $22.9 million, primarily driven by increased treasury yields in the current period;

•
net unrealized gains on equity securities, trading of $2.7 million for the three months ended September 30, 2017, compared to net unrealized gains of $2.8 million for the three months ended September 30, 2016, a decrease of $0.1 million;

•
change in fair value of other investments of $27.8 million for the three months ended September 30, 2017, compared to change in fair value of other investments of $46.7 million for the three months ended September 30, 2016, a decrease of $18.9 million, primarily driven by lower returns in the CLO equity, CLO equity funds, hedge funds, equity funds and fixed income funds; and

•
change in fair value of embedded derivative on funds held and change in fair value option on funds held of $4.2 million for the three months ended September 30, 2017, compared to $nil for the three months ended September 30, 2016, an increase of $4.2 million, primarily driven by new acquisitions related to QBE and RSA for which we elected the fair value option.

Net realized and unrealized gains were $139.7 million and $139.4 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $0.3 million. Included in net realized and unrealized gains are the following items:

•	net realized gains of $1.3 million for the nine months ended September 30, 2017, compared to net realized gains of $5.7 million for the nine months ended September 30, 2016;

•
net unrealized gains on fixed maturity securities, trading of $23.8 million for the nine months ended September 30, 2017, compared to net unrealized gains of $93.2 million for the nine months ended September 30, 2016, a decrease of $69.4 million, primarily driven by decreases in the yield curve in the comparative period;

•
net unrealized gains on equity securities, trading of $13.2 million for the nine months ended September 30, 2017, compared to net unrealized gains of $4.9 million for the nine months ended September 30, 2016, an increase of $8.3 million, primarily driven by strong returns in the equity markets in the first nine months of the year;

•
change in fair value of other investments of $71.0 million for the nine months ended September 30, 2017, compared to change in fair value of other investments of $35.6 million for the nine months ended September 30, 2016, an increase of $35.4 million, primarily driven by higher returns in our private equity funds and equity funds, partially offset by lower returns in our CLO strategy; and

•
change in fair value of embedded derivative on funds held and change in fair value option on funds held of $30.4 million for the nine months ended September 30, 2017, compared to $nil for the nine months ended September 30, 2016, an increase of $30.4 million, primarily driven by new acquisitions related to QBE and RSA for which we elected the fair value option.

Investment Results - By Segment
The following tables summarize our investment results by segment for the three and nine months ended September 30, 2017 and 2016. These tables have been prepared on a basis consistent with the consolidated table above.
Non-life Run-off

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Net investment income	$42,829	$35,346	$7,483	$118,130	$109,157	$8,973
Net realized and unrealized gains	25,016	70,374	(45,358)	127,130	119,925	7,205

Annualized Investment Book Yield
Annualized net investment income	171,316	141,384	29,932	157,507	145,543	11,964
Average aggregate invested assets, at cost	7,396,977	6,389,668	1,007,309	7,228,483	6,498,378	730,105
Annualized investment book yield	2.32%	2.21%	0.11%	2.18%	2.24%	(0.06)%

Financial Statement Portfolio Return
Total financial statement return	67,845	105,720	(37,875)	245,260	229,082	16,178
Average aggregate invested assets, at fair value	7,470,447	6,407,487	1,062,960	7,262,195	6,496,799	765,396
Financial statement portfolio return	0.91%	1.65%	(0.74)%	3.38%	3.53%	(0.15)%

Three and Nine Months Ended September 30: Net investment income increased by $7.5 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to an increase in average investable assets and an increase of 11 basis points in the book yield we obtained on our assets. Net investment income increased by $9.0 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to an increase in average investable assets, partially offset by a decrease of 6 basis points in the book yield we obtained on our assets. The increase in investable assets was primarily due to our transactions with RSA and QBE. The increase in yield for the three months ended September 30, 2017 was due to the changing mix in the asset allocation as we executed on our investment strategies. The decrease in yield for the nine months ended September 30, 2017 was primarily due to the acquisition of the RSA transaction as the British Pound assets acquired carry a lower yield than our existing portfolio.
The decrease of $45.4 million in net realized and unrealized gains for the three months ended September 30, 2017 was primarily comprised of net unrealized gains of $19.8 million in the three months ended September 30, 2017 compared to net unrealized gains of $66.9 million in the three months ended September 30, 2016, and an increase in net realized gains of $1.7 million. The increase of $7.2 million in net realized and unrealized gains for the nine months ended September 30, 2017 was comprised of net unrealized gains of $123.8 million in the nine months ended September 30, 2017 compared to net unrealized gains of $117.6 million in the nine months ended September 30, 2016, and an increase in net realized gains of $1.0 million. The decrease in net unrealized gains for the three months ended September 30, 2017 was primarily due to lower returns on our fixed maturity and other investment portfolios, including our investments in CLO equities, fixed income and equity funds. The increase in net unrealized gains for the nine months ended September 30, 2017 was primarily due to higher returns on our equities and other investment portfolios, including private equities and private equity funds, partially offset by the lower returns on our fixed maturity portfolio. The decreases in the valuation of fixed maturities for the three and nine months ended September 30, 2017 were principally driven by the impact of increased treasury yields.
Atrium

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Net investment income	$847	$853	$(6)	$2,832	2,042	$790
Net realized and unrealized gains (losses)	285	(38)	323	1,177	70	1,107

Annualized Investment Book Yield
Annualized net investment income	3,388	3,412	(24)	3,776	2,723	1,053
Average aggregate invested assets, at cost	261,339	309,857	(48,518)	267,368	311,769	(44,401)
Annualized investment book yield	1.30%	1.10%	0.20%	1.41%	0.87%	0.54%

Financial Statement Portfolio Return
Total financial statement return	1,132	815	317	4,009	2,112	1,897
Average aggregate invested assets, at fair value	260,853	307,124	(46,271)	265,075	308,261	(43,186)
Financial statement portfolio return	0.43%	0.27%	0.16%	1.51%	0.69%	0.82%

Three and Nine Months Ended September 30: Atrium's investment results were relatively consistent for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016. Despite the average invested assets being lower than last year, investment results improved due to an increase in book yield due to the changing mix in asset allocation.

StarStone

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Net investment income	$7,592	$5,478	$2,114	$20,230	$16,511	$3,719
Net realized and unrealized gains (losses)	5,045	(276)	5,321	18,953	22,094	(3,141)

Annualized Investment Book Yield
Annualized net investment income	30,368	21,912	8,456	26,973	22,015	4,958
Average aggregate invested assets, at cost	1,649,230	1,632,422	16,808	1,639,623	1,599,973	39,650
Annualized investment book yield	1.84%	1.34%	0.50%	1.65%	1.38%	0.27%

Financial Statement Portfolio Return
Total financial statement return	12,637	5,202	7,435	39,183	38,605	578
Average aggregate invested assets, at fair value	1,659,611	1,629,019	30,592	1,643,356	1,588,866	54,490
Financial statement portfolio return	0.76%	0.32%	0.44%	2.38%	2.43%	(0.05)%
Three and Nine Months Ended September 30: Net investment income increased by $2.1 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 due to an increase in our average investable assets and an increase of 50 basis points in the book yield we obtained on those assets. Net investment income increased by $3.7 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to an increase in our average investable assets and an increase of 27 basis points in the book yield we obtained on those assets. The increase in yield was primarily due to the changing mix in asset allocation as we executed on our investment strategies.
The increase of $5.3 million in net realized and unrealized gains during the three months ended September 30, 2017 was comprised of net increases in unrealized gains of $6.6 million and net decreases in realized gains of $1.3 million. The decrease in net realized and unrealized gains of $3.1 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2017 was comprised of net increases in unrealized gains of $2.3 million and net decreases in realized gains of $5.4 million. The increase in net unrealized gains for the three months ended September 30, 2017 was due to tightening credit spreads offsetting the increase in yields. The decrease in realized gains for the nine months ended September 30, 2017 was due to the losses on the sales of residential mortgage-backed securities compared to gains on U.S. Treasuries in 2016.
Life and Annuities

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Increase (decrease)	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Net investment income	$1,567	$7,094	$(5,527)	$11,920	$17,554	$(5,634)
Net realized and unrealized losses	(1,045)	(3,452)	2,407	(7,563)	(2,701)	(4,862)

Annualized Investment Book Yield
Annualized net investment income	6,268	28,376	(22,108)	15,893	23,405	(7,512)
Average aggregate invested assets, at cost	289,256	324,391	(35,135)	300,664	324,485	(23,821)
Annualized investment book yield	2.17%	8.75%	(6.58)%	5.29%	7.21%	(1.92)%

Financial Statement Portfolio Return
Total financial statement return	522	3,642	(3,120)	4,357	14,853	(10,496)
Average aggregate invested assets, at fair value	292,951	326,285	(33,334)	303,043	325,058	(22,015)
Financial statement portfolio return	0.18%	1.12%	(0.94)%	1.44%	4.57%	(3.13)%
Three and Nine Months Ended September 30: Net investment income decreased by $5.5 million and $5.6 million during the three and nine months ended September 30, 2017, respectively, due to a decrease in earnings from life settlements. Net realized and unrealized losses increased by $2.4 million during the three months ended September 30, 2017, primarily due to impairment charges of $1.3 million on life settlements. Net realized and unrealized losses decreased by $4.9 million during the nine months ended September 30, 2017, primarily due to impairment charges of $7.5 million on life settlements.
Liquidity and Capital Resources
Overview
Enstar aims to generate cash flows from our insurance operations and investments, preserve sufficient capital for future acquisitions, and develop relationships with lenders who provide borrowing capacity at competitive rates.
Our capital resources as at September 30, 2017 included shareholders' equity of $3.0 billion, redeemable noncontrolling interest of $0.4 billion classified as temporary equity, and debt obligations of $0.7 billion. The redeemable noncontrolling interest may be settled in the future in cash or Enstar ordinary shares, at our option. Based on our current loss reserves position, our portfolios of in-force insurance and reinsurance business, and our investment positions, we believe we are well capitalized.
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
During the three months ended September 30, 2017, we filed an automatic shelf registration statement with the SEC to allow us to conduct future offerings of certain securities, if desired. This shelf registration statement allows us to issue debt, equity and other securities, whereas our previous shelf registration statement, which expired during the three months ended September 30, 2017, registered only debt securities.
Cash and Cash Equivalents
As at September 30, 2017 and December 31, 2016, we had total cash and cash equivalents, and restricted cash and cash equivalents of approximately $949.4 million and $1,318.6 million, respectively. We expect our cash flows, together with our existing capital base and cash and investments acquired on the purchase of insurance and reinsurance subsidiaries, to be sufficient to meet cash requirements and to operate our business. For a description of our sources and uses of cash in our holding company and operating companies, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2016. Our cash and cash equivalents are comprised mainly of cash, fixed deposits, commercial paper with maturities of less than three months, and money market funds.
As at September 30, 2017, we had $624.5 million of cash and cash equivalents, excluding restricted cash that supports insurance operations, and included in this amount was $542.9 million held by foreign subsidiaries outside of Bermuda. Based on our group's current corporate structure with a Bermuda domiciled parent company and the jurisdictions in which we operate, if the cash and cash equivalents held by our foreign subsidiaries were to be distributed to us, as dividends or otherwise, such amounts would not be subject to incremental income taxes, however in certain circumstances withholding taxes may be imposed by some jurisdictions, including the United States. Based on existing tax laws, regulations and our current intentions, there was no accrual as at September 30, 2017 for any material withholding taxes on dividends or other distributions, as described in "Note 18 - Taxation" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

The following table summarizes our consolidated cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016	Increase (decrease)
	(in thousands of U.S. dollars)
Cash provided by (used in):
Operating activities	$(482,246)	$(95,447)	$(386,799)
Investing activities	164,204	64,273	99,931
Financing activities	(57,539)	(32,202)	(25,337)
Effect of exchange rate changes on cash	6,292	(3,488)	9,780
Net decrease in cash and cash equivalents	(369,289)	(66,864)	(302,425)
Cash and cash equivalents, beginning of period	1,318,645	1,295,169	23,476
Change in cash of businesses held-for-sale	—	—	—
Cash and cash equivalents, end of period	$949,356	$1,228,305	$(278,949)
Details of our consolidated cash flows are included in "Item 1. Financial Statements - Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (unaudited)."
2017 versus 2016: Cash and cash equivalents decreased by $369.3 million during the nine months ended September 30, 2017 compared with a decrease of $66.9 million during the nine months ended September 30, 2016.
For the nine months ended September 30, 2017, cash and cash equivalents decreased by $369.3 million, as cash used in operating activities of $482.2 million and cash used in financing activities of $57.5 million, was partially offset by cash provided by investing activities of $164.2 million. Cash used in operations is largely a result of the timing of loss payments across all of our segments. Cash used in financing activities for the nine months ended September 30, 2017 related primarily to the repayment of the remaining principal on the Sussex term loan ("Sussex Facility"). Dividends of $27.5 million were also paid to redeemable noncontrolling interests during the nine months ended September 30, 2017. In addition, during the nine months ended September 30, 2017 we raised $347.1 million of proceeds, net of issuance costs, from the public offering of Senior Notes, and those proceeds were used to repay a portion of our revolving credit facility. Cash provided by investing activities for the nine months ended September 30, 2017 primarily related to the net redemptions of other investments of $104.5 million.

For the nine months ended September 30, 2016, cash and cash equivalents decreased by $66.9 million, as cash used in operating activities of $95.4 million and cash used in financing activities of $32.2 million was partially offset by cash provided by investing activities of $64.3 million. Cash used in financing activities for the nine months ended September 30, 2016 was primarily related to repayments of $30.5 million related to the Sussex Facility and net drawdowns of $1.7 million under the Enstar Group Limited Revolving Credit Facility. Cash provided by investing activities for the nine months ended September 30, 2016 primarily related to the net redemptions of other investments of $45.0 million.
Investments
As at September 30, 2017 and December 31, 2016, we had total investments of approximately $7.4 billion and $6.0 billion, respectively. The increase is primarily related to the transactions with QBE and RSA.
For information regarding our investments, refer to "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments."
Reinsurance Balances Recoverable
As at September 30, 2017 and December 31, 2016, we had reinsurance balances recoverable of $2.1 billion and $1.5 billion, respectively. The increase is primarily related to the transactions with QBE and RSA.

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
Funds Held by Reinsured Companies
As at September 30, 2017 and December 31, 2016, we had funds held - directly managed of $1.2 billion and $1.0 billion, respectively. The increase was primarily due to the completion on January 11, 2017 of our transaction with QBE to reinsure portfolios of QBE's run-off business, which was completed on a partial funds held basis. Our funds held - directly managed is carried on our consolidated balance sheets at fair value due to a variable investment crediting rate on the Allianz transaction and the election of the fair value option for the reinsurance transaction with QBE. For further information regarding our funds held - directly managed, refer to Note 5 - "Funds held - directly managed" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
In addition, as at September 30, 2017 and December 31, 2016, we had funds held by reinsured companies of $91.8 million and $82.1 million, respectively, which are carried at cost with a fixed crediting rate.

For information regarding credit risk, refer to "Item 3. Quantitative and Qualitative Disclosures About Market Risk - Credit Risk - Funds Held by Reinsured Companies" of this Quarterly Report on Form 10-Q.

Debt Obligations
We utilize loan facilities primarily for acquisitions, loss portfolio transfer reinsurance transactions and, from time to time, for general corporate purposes. For information regarding our loan facilities, including our loan covenants, refer to "Note 13 - Debt Obligations" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. Debt obligations as at September 30, 2017 and December 31, 2016 were $653.5 million and $673.6 million, respectively.
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
Our main facility is the EGL Revolving Credit Facility, originated on September 16, 2014 for a five-year term, and most recently amended on March 20, 2017. This facility is among the Company and certain of its subsidiaries, as borrowers and as guarantors, and various financial institutions. We are permitted to borrow up to an aggregate of $831.3 million. The individual outstanding loans under the facility are unsecured short-term floating rate loans with an interest rate of LIBOR plus an applicable margin and utilization fee as set forth in the credit facility agreement. As at September 30, 2017, $600.2 million of the total capacity was available for use under the EGL Revolving Credit Facility. As at September 30, 2017 and December 31, 2016, there were borrowings of €50.0 million (approximately $59.0 million) and €75.0 million (approximately $88.5 million), respectively, under the facility that were designated as non-derivative hedges of our net investment in certain subsidiaries whose functional currency is denominated in Euros. During the three months ended September 30, 2017, we repaid €25.0 million (approximately $29.5 million) of the non-derivative hedge and reclassified the related foreign exchange losses of $1.1 million previously deferred in CTA within accumulated other comprehensive income (loss) into earnings. Subsequent to September 30, 2017, we utilized $170.0 million and repaid $53.0 million, bringing unutilized capacity under this facility to $483.2 million.
We also have a three-year unsecured term loan (the "EGL Term Loan Facility") that was originated on November 18, 2016. As at September 30, 2017, the outstanding principal under this facility was $75.0 million, and there was no unutilized capacity.
The Sussex Facility, a four-year term loan that was originated on December 24, 2014 with two financial institutions, was fully repaid during the nine months ended September 30, 2017. As at December 31, 2016, the outstanding principal under this facility was $63.5 million.

Contractual Obligations
The following table summarizes, as at September 30, 2017, our future payments under contractual obligations and estimated payments for losses and LAE and policy benefits by expected payment date and updates the table on page 76 of our Annual Report on Form 10-K for the year ended December 31, 2016. The table excludes short-term liabilities and includes only obligations that are expected to be settled in cash.

	Total	Less than 1 Year	1 - 3 years	3 - 5 years	More than 5 Years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and LAE (1)	$8,110.3	$1,429.6	$2,368.8	$1,203.5	$3,108.4
Policy benefits for life and annuity contracts (2)	323.3	21.3	41.2	38.4	222.4
Operating lease obligations	46.7	11.2	17.5	9.8	8.2
Investing Activities
Investment commitments	167.6	70.9	70.0	26.7	—
Financing Activities
Loan repayments (including estimated interest payments)	758.5	35.6	349.3	373.6	—
Total	$9,406.4	$1,568.6	$2,846.8	$1,652.0	$3,339.0

(1)
The reserves for losses and LAE represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above. The amounts in the above table represent our estimates of known liabilities as at September 30, 2017 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, certain of the reserves included in the unaudited condensed consolidated financial statements as at September 30, 2017 were acquired by us and initially recorded at fair value with subsequent amortization, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.

(2)
Policy benefits for life and annuity contracts recorded in our unaudited condensed consolidated balance sheet as at September 30, 2017 of $118.6 million are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

For additional information relating to our commitments and contingencies, see "Note 20 - Commitments and Contingencies" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
At September 30, 2017, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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
The fair value of the liability for losses and LAE and reinsurance recoverable under these contracts is presented separately in our consolidated balance sheet as at September 30, 2017. Changes in the fair value of the liability for losses and LAE and reinsurance recoverable are included in net incurred losses and LAE in our consolidated statement of operations.
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
The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, in our fixed maturity and short-term investments portfolio classified as trading and available-for-sale as at September 30, 2017 and December 31, 2016:

	Interest Rate Shift in Basis Points
As at September 30, 2017	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$6,622	$6,454	$6,291	$6,134	$5,985
Market Value Change from Base	5.3%	2.6%	—	(2.5)%	(4.9)%
Change in Unrealized Value	$331	$163	$—	$(157)	$(306)

As at December 31, 2016	-100	-50	—	+50	+100
Total Market Value	$5,040	$4,969	$4,879	$4,830	$4,762
Market Value Change from Base	3.3%	1.8%	—	(1.0)%	(2.4)%
Change in Unrealized Value	$161	$90	$—	$(49)	$(117)
The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, in our funds held - directly managed portfolio as at September 30, 2017 and December 31, 2016:

	Interest Rate Shift in Basis Points
As at September 30, 2017	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$1,260	$1,217	$1,177	$1,139	$1,103
Market Value Change from Base	7.1%	3.4%	—	(3.2)%	(6.3)%
Change in Unrealized Value	$83	$40	$—	$(38)	$(74)

As at December 31, 2016	-100	-50	—	+50	+100
Total Market Value	$1,057	$1,022	$988	$958	$928
Market Value Change from Base	7.0%	3.4%	—	(3.0)%	(6.1)%
Change in Unrealized Value	$69	$34	$—	$(30)	$(60)
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
Fixed Maturity and Short-Term Investments
As a holder of fixed maturity and short-term investments, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity investments of short-to-medium duration and mutual funds. A table of credit ratings for our fixed maturity and short-term investments is in "Note 4 - Investments" in the notes to our unaudited condensed consolidated financial statements included within Part I, Item 1 of this Quarterly Report on Form 10-Q. As at September 30, 2017, approximately 47.8% of our fixed maturity and short-term investment portfolio was rated AA or higher by a major rating agency (December 31, 2016: 52.2%), with 5.8% rated lower than BBB- (December 31, 2016: 4.6%). The portfolio as a whole had an average credit quality rating of A+ as at September 30, 2017 (December 31, 2016: A+). In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we do not believe we have significant concentrations of credit risk.
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
As at September 30, 2017 and December 31, 2016, our reinsurance balances recoverable included $288.2 million and $242.1 million, respectively, from a related party and equity method investee, KaylaRe Ltd., amongst other balances, as discussed in "Note 19 - Related Party Transactions" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report.

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

Equity Price Risk
Our portfolio of equity investments, including the equity funds and call options on equities included in other investments (collectively, "equities at risk"), has exposure to equity price risk, which is the risk of potential loss in fair value resulting from adverse changes in stock prices. Our global equity portfolio is correlated with a blend of the S&P 500 and MSCI World indices, and changes in this blend of indices would approximate the impact on our portfolio. The fair value of our equities at risk at September 30, 2017 was approximately $351.3 million (December 31, 2016: $318.6 million). At September 30, 2017, the impact of a 10% decline in the overall market prices of our equities at risk would be approximately $35.1 million (December 31, 2016: $31.9 million), on a pre-tax basis.
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
We have exposure to foreign currency risk through our ownership of European, British, Canadian, and Australian subsidiaries whose functional currencies are the Euro, British pound, Canadian dollar, and Australian dollar, respectively. The foreign exchange gain or loss resulting from the translation of their financial statements from functional currency into U.S. dollars is recorded in the currency translation adjustment account, which is a component of accumulated other comprehensive income (loss) in shareholders’ equity. During the nine months ended September 30, 2017, we reduced our borrowing of Euros under the EGL Revolving Credit Facility from €75 million to €50 million, to hedge the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currency is denominated in Euros. This reduction was in relation to the sale of Laguna. During the nine months ended September 30, 2017, we entered into forward exchange contracts to hedge the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currencies are denominated in Canadian and Australian dollars. The loan and the forward contracts are discussed in "Note 13 - Debt Obligations" and "Note 7 - Derivative Instruments", respectively, in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report. We utilized hedge accounting to record the foreign exchange gain or loss on these instruments in the currency translation account. We also utilized foreign currency forward contracts to hedge certain foreign currency exposures in British pounds and Euros which were not designated for hedge accounting.
The table below summarizes our net exposures to foreign currencies as at September 30, 2017 and December 31, 2016:

As at September 30, 2017	GBP	Euro	AUD	CDN	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$5.5	$29.8	$13.3	$42.4	$5.4	$96.4
Pre-tax impact of a 10% movement of the U.S. dollar(1)	$0.6	$3.0	$1.3	$4.2	$0.5	$9.6
As at December 31, 2016	GBP	Euro	AUD	CDN	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$20.6	$17.9	$12.2	$26.6	$5.2	$82.5
Pre-tax impact of a 10% movement of the U.S. dollar(1)	$2.1	$1.8	$1.2	$2.7	$0.5	$8.3

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as at September 30, 2017. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of legal proceedings, see Note 20 - "Commitments and Contingencies" in the notes to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Our results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. The risk factors identified therein have not materially changed, except as set forth below:
Changes in U.S. federal tax law and other tax laws could materially affect us or our shareholders.
Comprehensive U.S. tax reform legislation has been proposed in the United States House of Representatives (H.R. 1) that, if enacted, would, among other things, reduce the corporate income tax rate and impose a tax on affiliate transactions.  While not specific to the insurance industry, the affiliated transactions provision as proposed would impact insurance and reinsurance transactions between affiliated companies.   H.R. 1 is still in the form of proposed legislation and amendments are possible, but as currently proposed could have an adverse impact on our business operations. Similar legislation has been proposed on various occasions to eliminate perceived tax advantages of insurance companies that have legal domiciles outside the United States but have certain U.S. connections. It is possible that such legislation could be enacted or similar legislation could be introduced in and enacted by the current Congress or future Congresses and enactment of some version of such legislation, or other changes in U.S. tax laws, regulations or interpretations thereof, could have an adverse impact on us or our shareholders.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about ordinary shares acquired by the Company during the three months ended September 30, 2017, which were shares withheld from employees in order to facilitate the payment of withholding taxes on restricted shares. The Company does not have a share repurchase program.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Program
July 1, 2017 - July 31, 2017	—	—	—	—
August 1, 2017 - August 31, 2017	2,617	$198.00	—	—
September 1, 2017 - September 30, 2017	—	—	—	—
Total	2,617		$—	$—

(1)
Consists of shares withheld from employees in order to facilitate the payment of withholding taxes on restricted shares granted pursuant to our equity incentive plan. The price for the shares is calculated at their using their fair market value, as determined by reference to the closing price of our ordinary shares on the vesting date.

ITEM 6. EXHIBITS
The information required by this item is set forth on the exhibit index that precedes the signature page of this report.

Exhibit Index

Exhibit No.	Description

2.1*	Amendment No. 1 to Stock Purchase Agreement, dated June 1, 2017, by and between Southland National Holdings, Inc. and Laguna Life Holdings SARL.

2.2*	Amendment No. 2 to Stock Purchase Agreement, dated July 31, 2017, by and between Southland National Holdings, Inc. and Laguna Life Holdings SARL.

3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K/A filed on May 2, 2011).

3.2	Fourth Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.2(b) of the Company’s Form 10-Q filed on August 11, 2014).

3.3	Certificate of Designations of Series C Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 17, 2016).

4.1	Form of Waiver Agreement (incorporated by reference to Exhibit 4.7 of the Company’s Form S-3 (No. 333-220889) filed on October 10, 2017).

10.1*+	Form of Performance Stock Unit Award Agreement (2018) under the Enstar Group Limited 2016 Equity Incentive Plan.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files.
________________________________
*     filed herewith
** furnished herewith
+     denotes management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2017.

ENSTAR GROUP LIMITED

By:	/S/ MARK SMITH
Mark Smith Chief Financial Officer, Authorized Signatory and Principal Financial Officer

By:	/S/ GUY BOWKER
Guy Bowker Chief Accounting Officer and Principal Accounting Officer