Form 10-K
period 2017-12-31
Enstar Group LTD
filed 2018-02-28
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of June 30, 2017 was approximately $2.15 billion based on the closing price of $198.65 per ordinary share on the NASDAQ Stock Market on that date. Shares held by officers and directors of the registrant and their affiliated entities have been excluded from this computation. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of February 26, 2018, the registrant had outstanding 16,429,569 voting ordinary shares and 3,004,443 non-voting convertible ordinary shares, each par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to its 2018 annual general meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

Enstar Group Limited
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2017

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

•	risks that we may require additional capital in the future, which may not be available or may be available only on unfavorable terms;

•	risks relating to the availability and collectability of our reinsurance;

•	losses due to foreign currency exchange rate fluctuations;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	emerging claim and coverage issues;

•	lengthy and unpredictable litigation affecting assessment of losses and/or coverage issues;

•	loss of key personnel;

•	the ability of our subsidiaries to distribute funds to us and the resulting impact on our liquidity;

•	our ability to comply with covenants in our debt agreements;

•	changes in our plans, strategies, objectives, expectations or intentions, which may happen at any time at management’s discretion;

•	operational risks, including system, data security or human failures and external hazards;

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
Enstar acquires and manages insurance and reinsurance companies and portfolios of insurance and reinsurance business in run-off. Since formation, we have completed the acquisition of over 80 insurance and reinsurance companies and portfolios of business.
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
We Engage in Highly Disciplined Acquisition Practices. Enstar is highly selective and disciplined when assessing potential acquisition targets, carefully analyzing risk exposures, claims practices and reserve requirements as part of a detailed due diligence process.  We believe this decreases risk and increases the probability that we can deliver positive operating results from the companies and portfolios acquired.
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
We Manage Claims Professionally, Expeditiously, and Cost-Effectively. Enstar aims to manage claims in a professional and disciplined manner, drawing on in-house expertise to dispose of claims efficiently. Enstar strives to pay valid claims on a timely basis, while relying on well-documented policy terms and exclusions where applicable, and litigation when necessary, to defend against paying invalid claims.
We Seek to Commute Assumed Liabilities and Insurance and Reinsurance Assets at a Discount to the Ultimate Liability. Using detailed claims analysis and actuarial projections, Enstar seeks to negotiate with policyholders with a goal of commuting existing insurance and reinsurance liabilities at a discount to the ultimate liability.
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
The substantial majority of Enstar’s acquisitions have been in the non-life run-off business, which generally includes property and casualty, workers’ compensation, asbestos and environmental, construction defect, marine, aviation and transit, and other closed business. Enstar also has closed life and annuities businesses; however, in 2017 we sold two subsidiaries, Pavonia and Laguna.
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
Recent Acquisitions and Significant New Business
Zurich Australia
On February 22, 2018, we entered into an agreement with an Australian subsidiary of Zurich Insurance Group ("Zurich") to reinsure its New South Wales Vehicle Compulsory Third Party ("CTP") insurance business. Under the agreement, which is effective as of January 1, 2018, we will assume gross reinsurance reserves of AUD$350 million (approximately $275.0 million) for cash consideration equal to the reserves.
Following the initial reinsurance transaction, which transferred the economics of the CTP insurance business, we and Zurich are also pursuing a portfolio transfer of the CTP insurance business under Division 3A Part III of Australia's Insurance Act 1973 (Cth), which will provide legal finality for Zurich's obligations. The transfer is subject to court, regulatory and other approvals.
Neon RITC Transaction
On February 16, 2018, we closed the previously announced reinsurance-to-close transaction with Neon Underwriting Limited ("Neon"), under which we will reinsure to close the 2015 and prior underwriting years of account (comprising underwriting years 2008 to 2015) of Neon's Syndicate 2468. We have assumed gross reinsurance reserves of £402.2 million (approximately $543.4 million) or net reserves of £337.8 million (approximately $456.4 million) for cash consideration equal to the net amount of reserves assumed. Following the closing of the transaction, Enstar has taken responsibility for claims handling and will provide complete finality to Neon's obligations.

Novae RITC Transaction
On January 29, 2018, we entered into an RITC transaction with AXIS Managing Agency Limited, under which we will reinsure to close the 2015 and prior underwriting years of account of Novae Syndicate 2007. We will assume gross reinsurance reserves of approximately £840.0 million (approximately $1,136.0 million) or net reinsurance reserves of approximately £600.0 million (approximately $811.0 million) for cash consideration equal to the net amount of reserves assumed.
Allianz SE
On December 28, 2017, we entered into a reinsurance agreement with Allianz SE (“Allianz”) to reinsure a portfolio of Allianz’s run-off business, effective December 31, 2017. Pursuant to the reinsurance agreement, we reinsured 50% of certain U.S. workers' compensation, asbestos, and toxic tort business originally held by San Francisco Reinsurance Company, an affiliate of Allianz, and in the process assumed net reinsurance reserves of $81.4 million. Affiliates of Allianz retained $81.4 million of reinsurance premium as funds withheld collateral for the obligations under the reinsurance agreement and we transferred $8.1 million to a reinsurance trust to further support our obligations. We will also provide ongoing consulting services with respect to the entire $162.8 million portfolio, including the 50% share retained by affiliates of Allianz.
RSA
On February 7, 2017, we entered into an agreement to reinsure the U.K. employers' liability legacy business of RSA. Pursuant to the transaction, we assumed gross insurance reserves of £1,046.4 million ($1,301.8 million) relating to 2005 and prior year business. Net insurance reserves assumed were £927.5 million ($1,153.9 million), and the reinsurance premium received was £801.6 million ($997.2 million). We elected the fair value option for this reinsurance contract, which means changes in the fair value of the net reserves are included in net incurred losses and loss adjustment expenses ("LAE"). The initial fair value adjustment was $174.1 million on the gross reserves and $156.7 million on the net reserves. Refer to Note 8 - "Fair Value Measurements" for a description of the fair value process and assumptions.
Following the initial reinsurance transaction, which transferred the economics of the portfolio up to the policy's limits, we and RSA are pursuing a portfolio transfer of the business under Part VII of the Financial Services and Markets Act 2000, which will provide legal finality for RSA's obligations.  The transfer is subject to court, regulatory and other approvals.
QBE
On January 11, 2017, we closed a transaction to reinsure multi-line property and casualty business of QBE. We assumed gross reinsurance reserves of approximately $1,019.0 million (net reserves of $447.0 million) relating to the portfolio, which primarily includes workers' compensation, construction defect, and general liability discontinued lines of business. We elected the fair value option for this reinsurance contract. The initial fair value adjustment was $180.0 million on the gross reserves and $43.2 million on the net reserves. Refer to Note 8 - "Fair Value Measurements" for a description of the fair value process and assumptions. In addition, we pledged a portion of the premium as collateral to a subsidiary of QBE, and we have provided additional collateral and a limited parental guarantee.

Summary of Significant New Business since 2017
The table below sets forth a summary of significant new business in excess of $50.0 million in acquired assets that we have signed or completed since January 1, 2017, all of which were reinsurance transactions. For a more detailed explanation of these transactions, as well as transactions completed in 2016 and 2015, refer to Note 3 - "Acquisitions" and Note 4 - "Significant New Business" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

Significant New Business (January 1, 2017 - Present)
Company Name	Purchase Price	Assets Acquired	Liabilities Acquired	Deferred Charge	Segment	Primary Nature of Business
Zurich Australia	N/A	$275 million	$275 million	Nil	Non-life Run-off	Australian motor
AXIS Managing Agency Limited (Novae Syndicate 2007)	N/A	$1.1 billion	$1.1 billion	Nil	Non-life Run-off	Financial, casualty, marine and energy, professional indemnity, aviation, motor and property
Neon Underwriting Limited	N/A	$543 million	$543 million	Nil	Non-life Run-off	Medical malpractice, general liability, professional indemnity and marine
Allianz SE	N/A	$81 million	$81 million	Nil	Non-life Run-off	U.S. workers' compensation, asbestos, pollution and toxic tort
RSA Insurance Group PLC	N/A	$1.3 billion	$1.3 billion	Nil	Non-life Run-off	U.K. employers' liability
QBE Insurance Group Limited	N/A	$1.0 billion	$1.0 billion	Nil	Non-life Run-off	U.S. workers' compensation, construction defect, and general liability
Businesses Sold or Held for Sale
Pavonia
On December 29, 2017, we completed the previously announced sale of Pavonia Holdings (US), Inc. (“Pavonia”), to Southland National Holdings, Inc. (“Southland”), a Delaware corporation and a subsidiary of Global Bankers Insurance Group, LLC. The aggregate purchase price was $120.0 million. The proceeds were used to make repayments under our revolving credit facility.
Pavonia owns Pavonia Life Insurance Company of Michigan (“PLIC MI”) and Enstar Life (US), Inc. Southland will acquire Pavonia Life Insurance Company of New York ("PLIC NY") for $13.1 million in a second closing that is expected to occur in the first or second quarter of 2018, subject to regulatory approval. The additional purchase price represents the cash consideration paid to PLIC MI when we acquired PLIC NY from PLIC MI as a result of the restructuring of the first closing of the transaction. PLIC NY was held for sale as at December 31, 2017.
Laguna
On August 29, 2017, we completed the sale of our wholly-owned subsidiary Laguna Life DAC ("Laguna") to a subsidiary of Monument Insurance Group Limited, for a total consideration of €25.6 million (approximately $30.8 million). The proceeds of the sale were used to pay down our revolving credit facility. Refer to Note 21 - "Related Party Transactions" for further information.
The results, assets, and liabilities of Pavonia and Laguna comprised a substantial portion of what we previously reported as our Life and Annuities segment through the closing of their sale. Refer to Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinuing Operations" for further information.

Other Transactions
Clear Spring
On January 1, 2017, we sold SeaBright Insurance Company ("SeaBright Insurance") to an affiliate of Delaware Life Insurance Company ("Delaware Life"), a subsidiary of Guggenheim Partners, LLC. Following the sale, SeaBright Insurance was renamed Clear Spring Property and Casualty Company ("Clear Spring") and focuses on underwriting workers' compensation and property business in the United States. Prior to the sale, SeaBright Insurance had reinsured all of its run-off liabilities into another Enstar entity, and at the time of the sale, Clear Spring contained only insurance licenses. We have retained a 20% indirect equity interest in Clear Spring and have agreed to reinsure (on a funds withheld basis) 25% of its new business underwritten. We provide underwriting and claims expertise to Clear Spring through fronting, underwriting and service agreements.
KaylaRe
On February 5, 2018, subsequent to year-end, we announced that we have entered into an agreement to purchase the remaining 51.8% of KaylaRe Holdings Ltd. ("KaylaRe") from the existing shareholders in a transaction valued at $398.3 million. In exchange for the remaining shares in KaylaRe, we will issue ordinary shares. The transaction is subject to regulatory approval and is expected to close in the first quarter of 2018.
For a detailed discussion of various transactions related to KaylaRe and its other shareholders, refer to Note 21 - "Related Party Transactions" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Operating Segments
In the second half of 2017, following the completion of the Laguna and Pavonia transactions, which significantly reduced the size of our life and annuities business, we undertook a review of our reportable segments. Following this review we determined that we have three reportable segments of business that are each managed, operated and reported on separately: (i) Non-life Run-off; (ii) Atrium; and (iii) StarStone. Our other activities, which do not qualify as a reportable segment, include our corporate expenses, debt servicing costs, holding company income and expenses, foreign exchange, our remaining life business and other miscellaneous items. The change in reportable segments had no impact on our previously reported historical consolidated financial positions, results of operations or cash flows. For additional information and financial data relating to our segments, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations by Segment," "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments" and Note 24 - "Segment Information" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Non-life Run-off
Our Non-life Run-off segment comprises the operations of our subsidiaries that are running off their property and casualty and other non-life lines of business, including the run-off businesses of StarStone and Arden Reinsurance Company Ltd. ("Arden").
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
Participants in the industry often have portfolios of business that become inconsistent with their core competency or provide excessive exposure to a particular risk or segment of the market (i.e., workers' compensation, property/casualty, asbestos, environmental, director and officer liability, etc.). These non-core and/or discontinued portfolios are often associated with potentially large exposures and lengthy time periods before resolution of the last remaining insured claims, resulting in significant uncertainty to the insurer or reinsurer covering those risks. These factors can distract management, drive up the cost of capital and surplus for the insurer or reinsurer, and negatively impact the insurer’s or reinsurer’s rating, which makes the disposal of the unwanted company or portfolio an attractive option. The insurer or reinsurer may engage with a third party that specializes in run-off management, such as Enstar, to purchase the company or assume the portfolio in run-off.

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
Acquisition Process
We evaluate each acquisition and loss portfolio transfer opportunity presented by carefully reviewing the portfolio’s risk exposures, claim practices, reserve requirements and outstanding claims, and will seek an appropriate discount to reflect the uncertainty contained in the portfolio’s reserves. Based on this initial analysis, we can determine if a company or portfolio of business would add value to our current portfolio of run-off businesses. If we decide to pursue the purchase of a company in run-off, we then proceed to price the acquisition in a manner we believe will result in positive operating results based on certain assumptions including, without limitation, our ability to favorably resolve claims, negotiate with direct insureds and reinsurers, and otherwise manage the nature of the risks posed by the business.
At the time we acquire a company in run-off, we estimate the fair value of assets and liabilities acquired based on actuarial advice and our views of the exposures assumed. We primarily earn our total return on an acquisition from disciplined claims management and/or commuting the liabilities that we have assumed, maximizing reinsurance recoveries on the assumed portfolio of business and investment returns from the acquired investment portfolios.
Run-off Management
Following the acquisition of a company or portfolio of business in run-off, we strive to conduct the run-off in a disciplined and professional manner to efficiently discharge the liabilities associated with the business while preserving and maximizing its assets. Our approach to managing our companies and portfolios of business in run-off includes, where possible, negotiating with third-party insureds and reinsureds to commute their insurance or reinsurance agreement (sometimes called policy buy-backs for direct insurance) for an agreed upon up-front payment by us and to more efficiently manage payment of insurance and reinsurance claims. We attempt to commute policies with direct insureds or reinsureds to eliminate uncertainty over the amount of future claims. Commutations and policy buy-backs provide an opportunity for the company to exit exposures to certain policies and insureds generally at a discount to the ultimate liability and provide the ability to eliminate exposure to further losses. Commutations can also reduce the duration, administrative burden and ultimately the future cost of the run-off.
In certain lines of business, such as direct workers’ compensation insurance, commutations and policy buy-back opportunities are not typically available, and our strategy with respect to these businesses is to derive value through efficient and effective management of claims.
Integral to our success is our ability to analyze, administer, and settle claims while managing related expenses, such as LAE. We have implemented claims handling guidelines along with claims reporting and control procedures in all of our claims units. All claims matters are reviewed regularly, with all material claims matters being circulated to and authorized by management prior to any action being taken. Our claims management processes also include leveraging our extensive relationships and developed protocols to more efficiently manage outside counsel and other third parties to reduce expenses. With respect to certain lines of business, we have arrangements with third-party administrators to manage and pay claims on our subsidiaries’ behalf and advise with respect to case reserves. These agreements generally set forth the duties of the third-party administrators, limits of authority, indemnification language designed for our protection and various procedures relating to compliance with laws and regulations. These arrangements are also subject to review by our relevant claims departments, and we monitor these administrators on an ongoing basis.

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
Certain insureds and reinsureds are often willing to commute with us, subject to receiving an acceptable settlement, as this provides certainty of recovery of what otherwise may be claims that are disputed in the future, and often provides a meaningful up-front cash receipt that, with the associated investment income, can provide funds to meet future claim payments or even commutation of their underlying exposure. Therefore, subject to negotiating an acceptable settlement, many of our insurance and reinsurance liabilities and reinsurance receivables can be either commuted or settled by way of policy buy-back over time. Properly priced commutations may reduce the expense of adjusting direct claims and pursuing collection of reinsurance, realize savings, remove the potential future volatility of claims and reduce required regulatory capital.
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
Atrium’s wholly-owned subsidiary, Atrium Underwriters Ltd, manages Syndicate 609 which underwrites specialist insurance and reinsurance business at Lloyd’s. Atrium’s wholly-owned subsidiary, Atrium 5 Ltd., provides 25% of the underwriting capacity and capital to Syndicate 609, with the balance provided by traditional Lloyd’s Names. Atrium has offices in London, the United States, Canada, and Singapore. Generally, Atrium continues to operate in accordance with the underwriting and other business strategies established pre-acquisition, although we and Trident continually review these strategies and business goals and continue to develop synergies with our existing business operations.
Arden is a Bermuda-based reinsurance company that provides reinsurance to Atrium (through a 65% quota share reinsurance arrangement with Atrium 5 Ltd., which is eliminated upon consolidation) and is currently in the process of running off certain other discontinued business. Results related to Arden’s discontinued business are included within our Non-life Run-off segment.
Business Lines
Syndicate 609 provides insurance and reinsurance on a worldwide basis including the United States, Europe, the Far East and Australasia. Atrium specializes in a wide range of industry classes, including marine, aviation and transit, property and casualty binding authorities, reinsurance, accident and health and non-marine direct and facultative. Lloyd’s business is often underwritten on a subscription basis across the insurance market. Atrium is the lead underwriter in approximately 42% of the business it underwrites.
Lloyd’s is a surplus lines insurer and an accredited reinsurer in all U.S. states and territories, and a licensed (or admitted) insurer in Illinois, Kentucky and the U.S. Virgin Islands.

A description of each of Atrium's lines of business follows:
Marine, Aviation and Transit. The marine line of business is a worldwide portfolio writing marine hull, marine war, cargo, fine art and specie, marine and energy liability and total loss only business. Atrium leads a number of the major marine war contracts in London. Business is written on a direct, reinsurance, proportional and excess of loss basis. The aviation portfolio includes all aspects of aviation insurance, with Atrium specializing in rotor wing and non-major airlines. The majority of the account is sourced through London brokers as direct or facultative reinsurance of a local reinsurer. Included within the marine, aviation and transit lines of business are the upstream energy and terrorism portfolios. The upstream energy portfolio is split into two main categories of assureds: operators (private and publicly quoted companies, national oil companies and Oil Insurance Limited members) and contractors (drilling, service and construction companies). The principal coverage is physical damage/business interruption, control of well and associated pollution, construction and Gulf of Mexico windstorm and other natural catastrophe perils. Nearly all of the upstream energy line of business is sourced through Lloyd’s brokers, with the significant majority written on a facultative basis and a smaller amount written on a treaty basis. The terrorism portfolio includes political violence business, in which Atrium focuses on writing with security consultants engaged to provide risk or country surveys.
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
Distribution
All of the business in the Atrium segment is placed through insurance and reinsurance brokers, and a key distribution channel for Syndicate 609 is the managing general agent binding authorities. Atrium seeks to develop relationships with insurance and reinsurance brokers, insurance and reinsurance companies, large global corporations and financial intermediaries to develop and underwrite business. Independent brokers Marsh Inc. and Willis Group Holdings Ltd. accounted for 12% and 10%, respectively, of Atrium’s gross premiums written in 2017 (22% collectively).  Other brokers (each individually less than 10%) accounted for 78% of gross premiums written.
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
StarStone
Our StarStone segment is comprised of the active underwriting operations and financial results of StarStone Holdings, a holding company that owns StarStone and its subsidiaries. Results relating to StarStone’s run-off lines of business are included within our Non-life Run-off segment.
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
StarStone is a global specialty insurer operating worldwide from key underwriting hubs in the Lloyd's and London markets, Bermuda, Continental Europe, and the United States. StarStone has five wholly-owned insurance platforms and licenses to serve a global client base. In December 2017, the London market and European business were merged into a single European entity based in Liechtenstein. This was executed in order to improve operational efficiencies and position the StarStone group for any potential post-Brexit issues. Through Syndicate 1301, StarStone offers a variety of specialty products at Lloyd’s. Syndicate 1301 is managed by StarStone's wholly-owned Lloyd’s managing agency. During 2017, StarStone commenced operations in Dubai and Australia.
Business Lines
StarStone offers a broad range of property, casualty and specialty insurance products to both large multi-national and small and middle-market clients around the world. A description of StarStone's business lines is as follows:
Casualty.  Casualty is StarStone's largest product group, including StarStone’s U.S. excess casualty, global management and professional liability, global healthcare, and accident and health products. The U.S. excess casualty product includes umbrella, excess and retained limit products across a wide range of market segments focused on small to mid-market businesses. The global management and professional liability product specializes in directors and officers and professional liability protection for both traditional and emerging professions. Our healthcare product provides insurance for acute care centers, nursing homes, physician groups, senior living facilities, and others. The accident and health product provides protection for a broad range of groups and individuals such as air crew personal accident and loss of license, accidental death and permanent and temporary disability for individuals including athletes and high net worth individuals.
Marine.    We provide a broad range of marine and specialty products including hull and machinery, marine and energy liabilities, cargo, war, transport, specie and fine art, and terrorism. These products are written through Lloyd's Syndicate 1301, our European branch network and by some of our U.S. based teams. We also provide high excess casualty coverage placed in the London wholesale market which is focused on high excess layers for Fortune 500 companies.

Property.    This line includes all of our property insurance products. The construction portfolio focuses on large, complex, infrastructure and contractor cover across all risk areas. Property also includes our onshore, power, and upstream and offshore products written through our Lloyd's and London platforms. Most lines are written on a full value, primary, excess of loss or quota share basis. During 2017, StarStone commenced writing US mortgage reinsurance, which is included within the property business line.
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
Business in the StarStone segment is generally placed through insurance and reinsurance brokers and managing general agents. Independent brokers Marsh Inc., Aon Benfield Group Ltd. and Willis Group Holdings Ltd. accounted for 8%, 7% and 6%, respectively, of StarStone’s gross premiums written for the year ended December 31, 2017 (21% collectively). Other brokers and managing general agents (each individually less than 10%) accounted for the remaining 79% of gross premiums written.
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
Reinsurance Ceded
StarStone purchases an annual tailored outwards reinsurance program designed to manage its risk profile. The majority of StarStone’s third party reinsurance cover is with highly rated reinsurers or is collateralized by letters of credit. Several of the StarStone affiliates have entered into a Quota Share Treaty with KaylaRe Ltd. pursuant to which KaylaRe Ltd. reinsures 35% of all business written by these StarStone affiliates for risks attaching from January 1, 2016, net of the StarStone affiliates' reinsurance programs. The portion of this quota share agreement related to U.S. business was not renewed in 2018.
Other activities
Our other activities, which do not qualify as a reportable segment, include our corporate expenses, debt servicing costs, holding company income and expenses, foreign exchange, our remaining life business and other miscellaneous items.

As a result of the change in our operating segments, our remaining life business included within other activities comprises:
Life Business
Following the sale of Pavonia and Laguna in 2017, our remaining life business consists of Alpha's credit and life insurance sold in Europe prior to our acquisition. The life companies continue to generate premiums, and accordingly the reserves remain sensitive to lapse rates as well as mortality rates.
Life Settlements
Our life settlements business relates to interests in U.S. life insurance policies acquired in the secondary and tertiary markets and through collateralized lending transactions. We pay premiums on these policies and other costs to keep the policies in force, and we recognize income upon a policy maturity event.
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
Our policy benefits for life contracts as at December 31, 2017 and 2016 were $117.2 million and $112.1 million, respectively. Amounts related to Pavonia are excluded as these are classified as liabilities held-for-sale, as described in Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinuing Operations" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
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
Competition
Our Non-life Run-off segment competes in international markets with domestic and international reinsurance companies to acquire and manage insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance business in run-off. The acquisition and management of companies and portfolios in run-off is highly competitive, and driven by a number of factors, including proposed acquisition price, reputation, and financial resources. Some of these competitors may have greater financial resources than we do, may have been operating for longer than we have and may have established long-term and continuing business relationships throughout the insurance and reinsurance industries, which can be a significant competitive advantage. As a result, we may not be able to compete successfully in the future for suitable acquisition candidates or run-off portfolio management engagements.

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
Employees
As of December 31, 2017, we had 1,341 employees, as compared to 1,278 as of December 31, 2016. Although our employee count was not significantly changed from last year, we generally do not expect it to be consistent from period to period due to our business strategies, which include anticipated ongoing acquisition and integration activities.
Financial Information about Geographic Areas
For financial information about geographic areas, see Note 24 - "Segment Information" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Enterprise Risk Management
Effective risk oversight is an important priority for our management and our Boards of Directors (both at the Company level and at a subsidiary level), and we place strong emphasis on ensuring we have a robust risk management framework to identify, measure, manage, monitor and report on risks that affect the achievement of our strategic, operational and financial objectives.
An effective enterprise risk management ("ERM") framework contributes to the strength of our overall group and positively impacts many areas of the business such as setting and achieving business strategy and objectives, capital management decision making, efficiency and effectiveness in operations and processes, financial performance and reliable financial reporting, regulatory compliance, good reputation with key stakeholders and business continuity planning.
Risk Management Strategy
Our risk management strategy is to:

•	engage in highly disciplined acquisition practices;

•	take on underwriting risks, via active underwriting segments, across a balanced range of select specialty lines where the expected margins compensate for the risk and/or the costs of risk mitigation;

•	seek investment risk where it is adequately rewarded;

•	maintain reserving risk at low to moderate levels; and

•	ensure capital, liquidity, credit, operational and regulatory risks remain low.
These strategies are pursued through the use of appropriate controls, governance structures and highly skilled teams effectively working together.
Our risk strategy is embedded in our organization by promoting a culture of high risk awareness. This is achieved through the demonstration of our day-to-day approach in how we manage our business and in how we manage and assess challenges and opportunities.

Risk Appetite
The primary objective of our risk appetite framework is to monitor and control activities in order to protect the Group from an unacceptable level of loss, compliance failures and adverse reputational impact. Risk appetite and tolerance is set by our Board and reviewed annually to ensure alignment with the business plan. Our risk appetite framework considers material risks in the business relating to, among other things, strategic risk, insurance risk, investment/market risk, liquidity risk, reinsurance credit/counterparty risk, operational risk, tax risk and regulatory risk. Established at the Group level, it represents the amount of risk that we are willing to accept compared to risk metrics based on our shareholders' equity, capital resources, potential financial loss, and other risk-specific measures.
Accountability for the implementation, monitoring and oversight of risk appetite is aligned with individual corporate executives and monitored and maintained by the Risk Management function. Risk tolerance levels are monitored and any deviations from pre-established levels are reported in order to facilitate responsive action.
Our subsidiary companies’ risk appetite frameworks are aligned with the risk appetite framework of the Group, while local company appetite and tolerances are set by the local boards. Subsidiary risk appetites are reviewed annually to ensure they do not, in the aggregate, exceed Group risk appetite.
Risk Governance and Risk Management Organization
Our ERM framework consists of numerous processes and controls that have been designed by management, with oversight by the Board of Directors and its committees, and implemented by employees across the organization. Senior executives are ultimately accountable for key defined risks and are responsible for providing regular reporting to the Group Executive Team, Management Risk Committee, Board Risk Committee and Board; and to facilitate the same to subsidiary committees and boards to support decision making and strong risk governance. The collective boards, management and employees are responsible for the effective implementation and/or operation of processes and controls.
Board of Directors
Our Board and its committees (and subsidiary boards of directors) receive management information from the Executives, Board Committees and Management Committees relating to performance against strategy and regularly review information regarding, among other things, acquisitions, active underwriting, loss reserves, credit, liquidity and investments, operations and information security and the risks associated with each.
Our Risk Committee has responsibility to assist the Board in overseeing the integrity and effectiveness of the Company’s ERM framework, including by reviewing and evaluating the risks to which the Company is exposed, as well as monitoring and overseeing the guidelines and policies that govern the processes by which the Company identifies, assesses and manages its exposure to risk. Our Audit Committee, comprised entirely of independent directors, oversees our accounting and financial reporting-related risks. Our Investment Committee is responsible for overseeing the Company’s investment portfolio and investment-related risk, determining the Group’s investment strategy and guidelines and approving investment transactions in accordance with these guidelines. Our Compensation Committee oversees compensation-related risks; and our Nominating and Governance Committee is responsible for overseeing corporate governance-related risks.
Executive and Risk Management Organization
In addition to this director oversight, our ERM governance structure is supported by our Management Risk Committee ("MRC") comprising members of executive and senior management who are responsible for the management of key risks and representatives from assurance functions. At the operating subsidiary level, risks relating to our individual insurance and reinsurance subsidiaries are also overseen by the subsidiary boards of directors, subsidiary risk committees and other committees, and management teams, consistent with applicable regulatory requirements and our ERM framework.
The MRC is chaired by the Chief Operating Officer and meets at least quarterly and as required during the year to discharge specific responsibilities. The MRC discusses, challenges and debates the risks in the business and those emerging and where required recommends changes to the course of activity in reacting to these risks. The MRC also provides oversight and governance of ERM matters for the Group, ensuring that risk assumption and risk mitigation activities are consistent with the Risk Appetite Framework (including with regard to business planning, major transactions and significant projects) while promoting and sponsoring risk culture and awareness throughout the Group.

Risk Ownership, Accountability and Assurance
We have adopted the "three lines of defense" model. Our first line consists of our senior corporate executives and their function as leaders and risk owners. They are accountable for executing the risk management strategy. They are responsible for the appropriate management of the activities and conduct of the business functions and for ensuring that staff understand the business strategy, risk mitigating policies and procedures and have in place personal objectives focused on achieving these.
Our second line comprises our various risk, control and compliance oversight functions. Our Risk Management function reports to the Group Executive Team, the MRC and our Risk Committee and focuses primarily on implementing and overseeing the administration of the MRC and Risk Committee directives and facilitating an efficient, effective and consistent approach to risk management across the Group. Our management assurance is further complemented by our compliance function which seeks to mitigate legal and regulatory compliance risks and ensures that appropriate, effective and responsive compliance services are available to the business units across the Group. Other second line functions include certain activities of our actuarial function and other group functions contributing to our management assurance.
Our third line of defense comprises our internal audit function which independently reviews the effectiveness of our ERM framework. The results of audits are monitored by the Audit Committee. Independent assurance from external third parties (e.g. independent actuarial services) also sits within our third line of defense.
Entity Level Management
At the operating subsidiary level, risks relating to our individual insurance and reinsurance subsidiaries are also overseen by the subsidiary boards of directors, subsidiary risk committees and other committees, and management teams, consistent with applicable regulatory requirements and our ERM framework.
Certain risks relating to the Group’s underwriting segments (Atrium and StarStone) are distinct from the Non-life Run-off segment. These businesses include external stakeholders that also differ from our other businesses, including joint venture partners, rating agencies, and, with respect to Atrium, third party Lloyd’s names who provide approximately 75% of the underwriting capacity to Atrium’s Syndicate 609. Atrium and StarStone each maintain dedicated ERM frameworks to manage risk, return and capital in the individual businesses, which align with and form part of Group ERM. These include oversight at the Atrium and StarStone boards of directors, as well as executive risk committees and other committees that manage and monitor risks relevant to specified functional areas. Individualized risk policies and risk appetites are established and tailored to the specific needs of Atrium and StarStone, respectively. Enstar senior executives serve as members of the Atrium and StarStone boards of directors and certain committees.
The Group and each regulated insurance entity has a unique risk register maintained through a risk management software system that documents its risk landscape, with risk, key risk metric, and control owners assigned. The risk and control assessment process is carried out on a quarterly basis. The assessment process is facilitated and recorded using a risk management software system.
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
Strategic Risk.    Strategic risk is the risk of unintended adverse impact on the business plan objectives arising from business decisions, improper implementation of those decisions, inability to adapt to changes in the external environment, or circumstances that are beyond our control. We manage strategic risk by utilizing a strategic business planning process involving our executive management and Board of Directors. Our annual business plan is reviewed and overseen by our executive management and Board of Directors, and actual performance, trends, and uncertainties are monitored in comparison to the plan throughout the year. We specifically evaluate acquisition opportunities pursuant to a detailed and proprietary process that takes into account, among other things, the risk of the transaction and potential returns, the portfolio’s risk exposures, claims management practices, reserve requirements and outstanding claims, as well as risks specifically related to our ability to integrate the acquired business. Our governance process, led by our Board of Directors, reviews newly proposed transaction opportunities, capital-raising matters, and other significant business initiatives. In order to effectively participate in future opportunities and manage downside risks

(due to external events) we ensure we have sufficient liquidity and available financing. We expect our processes to allow us to anticipate potential adverse changes in our business and to have the foresight to make the necessary changes to avoid unacceptable loss.
Capital Adequacy Risk.    Capital adequacy risk is the risk that capital levels are or become insufficient to ensure our insurance obligations will be met and policyholders are protected. We have a low appetite for capital adequacy risk. As well as meeting our regulatory obligations, the ability to effectively participate in future opportunities is dependent upon the Group and its subsidiaries continually meeting (and/or exceeding) solvency requirements. We endeavor to manage our capital such that all of our regulated entities meet local regulatory capital requirements at all times and maintain adequate capital to enable our insurance obligations to be met while taking into account the risks faced. We aim to deploy capital efficiently and to establish adequate loss reserves that we believe will protect against future adverse developments.
Insurance Risk.    Insurance risk spans many aspects of our insurance operations, including underwriting risk, risk assumed upon acquisitions/portfolio transfers and risk associated with our reserving assumptions.
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
In some business lines we are exposed to multiple insured losses arising out of a single peril, such as a natural catastrophe event (for example, a hurricane, windstorm, tornado, flood or earthquake) or a man-made event (for example, war, terrorism, airplane crashes and other transportation-related accidents, or building fires). We model and manage our individual and aggregate exposures to these events and other material correlated exposures in accordance with our risk appetite. Our modeling process utilizes major commercial vendor models to measure certain of these exposures. The incidence, timing and severity of catastrophes and other event types are inherently unpredictable, and it is difficult to estimate the amount of loss any given occurrence will generate. Accordingly, there is material uncertainty around our ability to measure exposures, which can cause actual exposures and losses to deviate from our estimates.
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
Acquisition Risk.    We manage acquisition risks through our acquisition evaluation process and our reserving practices discussed above in "Liability for Losses and Loss Adjustment Expenses."
Reserving Risk. Reserving risk is the risk related to our carried reserves for losses and loss expenses. The estimation of reserves is subject to uncertainty because the ultimate cost of settling claims is dependent upon future events and loss development trends that can vary with the impact of economic, social, and legal and regulatory matters. We manage reserving risk through our reserving practices discussed above in "Liability for Losses and Loss Adjustment Expenses - Loss Reserving," as well as through our commutation and policy buy-back strategy and claims management practices. We also have a Reserving Committee that is responsible for managing reserving risk and making recommendations to our Chief Financial Officer on the appropriate level of reserves to include in our consolidated financial statements. For additional information relating to our loss reserves by segment, "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies."

Market Risk.    We are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk. We manage market risk in a number of ways, including use of investment guidelines; regular reviews of investment opportunities; market conditions; portfolio duration; oversight of the selection and performance of external asset managers; regular stress testing of the portfolio against known and hypothetical scenarios; established tolerance levels; and we manage foreign currency by asset/liability matching and use of derivatives. Investments are primarily managed by our Investment Department, which is overseen by our Investment Committee.
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
Operational Risk.    Operational risk is the risk of a loss arising from inadequate or failed internal processes, or from external events, personnel, systems or third parties. Due to our acquisitive strategy, operational risk also includes risks and challenges associated with integrating new companies into the Group. We seek to mitigate operational risks through the application of our policies and procedures and internal control and compliance processes throughout the Group and a focus on acquisition integration and assimilation of new companies into our internal control systems, including but not limited to operational incident management, business continuity planning, information security procedures, financial reporting controls and a review process for material third-party vendor usage.
Regulatory Risk.  Regulatory risk is the risk of legal or regulatory sanctions resulting in a financial loss, or loss of reputation as a result of an insurer’s failure to comply with laws, regulations, rules, related self-regulatory organization standards, and codes of conduct. We manage regulatory risk through a focus on compliance with laws and regulations, adherence to our policies and procedures (including our Code of Conduct) and our internal controls, an established corporate governance framework and practices, and communication and engagement with external stakeholders.
Tax Risk.  Tax risk is the risk that tax reporting and/or compliance requirements are not completed accurately or expediently or that tax expense is incurred unexpectedly resulting in financial loss. We proactively seek to identify, evaluate, manage, monitor and mitigate tax risks. We are committed to complying with all tax laws, rules and regulations applicable to the Group. In evaluating potential transactions we consider the overall commercial, financial and tax aspects. Where there is uncertainty or complexity in relation to a tax risk, we may seek external advice and, where appropriate, we may obtain tax clearances from relevant tax authorities.
Regulation
General
The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Our material operations are in Bermuda, the United Kingdom, the United States, Australia and several Continental European countries. We are subject to extensive regulation under the applicable statutes in these countries and any others in which we operate. In addition, the Bermuda Monetary Authority ("BMA") acts as group supervisor of our insurance and reinsurance companies (our "Group"). A summary of the material regulations governing us in these countries is set forth below.

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
Significant requirements pertaining to our regulated Bermuda subsidiaries vary depending on the class in which our company is registered, but generally include the appointment of a principal representative in Bermuda, the appointment of an independent auditor, the appointment of an approved loss reserve specialist, the filing of annual statutory financial statements, the filing of statutory financial returns, compliance with group solvency and supervision rules, and compliance with the Insurance Code of Conduct (relating to corporate governance, risk management and internal controls).
Our regulated Bermuda subsidiaries must also comply with a minimum liquidity ratio and minimum solvency margin. The minimum liquidity ratio requires that the value of relevant assets must not be less than 75% of the amount of relevant liabilities. The minimum solvency margin, which varies depending on the class of the insurer, is determined as a percentage of either net reserves for losses and LAE or premiums or pursuant to a risk-based capital measure. StarStone Insurance Bermuda Limited, a Class 4 insurer, Cavello Bay Reinsurance Limited, a Class 3B insurer, and Fitzwilliam Insurance Limited, a Class 3A insurer, all domiciled in Bermuda, are subject to an enhanced capital requirement ("ECR") determined pursuant to a risk-based capital measure and are required to file a Commercial Insurer’s Solvency Self-Assessment (“CISSA”), and a financial condition report with the BMA.
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
As our Group supervisor, the BMA performs a number of functions including: (i) coordinating the gathering and dissemination of information for other regulatory authorities; (ii) carrying out a supervisory review and assessment of our Group; (iii) carrying out an assessment of our Group's compliance with the rules on solvency, risk concentration, intra-group transactions and good governance procedures; (iv) planning and coordinating, through regular meetings with other authorities, supervisory activities in respect of our Group; (v) coordinating any enforcement action that may need to be taken against our Group or any Group members; and (vi) coordinating meetings of colleges of supervisors in order to facilitate the carrying out of these functions. StarStone Insurance Bermuda Limited ("SIBL") has been named as our Group’s Designated Insurer. As Designated Insurer, SIBL is required to facilitate compliance by our Group with the insurance solvency and supervision rules.
On an annual basis, the Group is required to file Group statutory financial statements, a Group statutory financial return, a Group capital and solvency return, audited Group financial statements, a Group Solvency Self-Assessment ("GSSA"), and a financial condition report with the BMA. The GSSA is designed to document our perspective on the capital resources necessary to achieve our business strategies and remain solvent, and to provide the BMA with insights on our risk management, governance procedures and documentation related to this process. In addition, the Group is required to file a quarterly financial return with the BMA.

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
United Kingdom and Lloyd’s
United Kingdom
Our U.K.-based insurance subsidiaries consist of wholly-owned run-off companies. These subsidiaries are authorized by the U.K. Prudential Regulation Authority (the "PRA"), and are also regulated by the Financial Conduct Authority (the "FCA", together with the PRA, the "U.K. Regulator"). Our U.K. run-off subsidiaries may not underwrite new business without the approval of the U.K. Regulator. E.U. directives also allow certain of our regulated U.K. subsidiaries to conduct business in E.U. states other than the U.K. within the scope of permission granted by the U.K. Regulator without the necessity of additional licensing or authorization in E.U. countries.
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
United States
Our insurance and reinsurance companies domiciled in the United States consist of property and casualty companies in run-off, as well as StarStone Specialty Insurance Company (a U.S. excess and surplus lines insurer) and StarStone National Insurance Company (a U.S. admitted insurer that is licensed in all 50 states and the District of Columbia). Our U.S. insurers are subject to extensive governmental regulation and supervision by the states in which they are domiciled, licensed and/or eligible to conduct business. The insurance laws and regulations of the state of domicile have the most significant impact on operations. We currently have U.S. insurers domiciled in Illinois, New York, Delaware and Rhode Island, with one of these insurers also commercially domiciled in California.
Generally, regulatory authorities have broad regulatory powers over such matters as licenses, standards of solvency, premium rates and policy forms (except for excess and surplus lines insurers), marketing practices, claims practices, investments, security deposits, restrictions on size of risks that may be insured under a single policy, methods of accounting, form and content of financial statements, corporate governance, enterprise risk management, reserves and provisions for unearned premiums, unpaid losses and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations, annual and other report filings, and transactions among affiliates.
As to periodic examinations, regulators have begun to look well beyond financial solvency and market conduct. In 2017, for example, the New York Department of Financial Services (“NYDFS”) increased its focus on cybersecurity, requiring financial institutions regulated by the NYDFS to establish a cybersecurity program. The NYDFS now also requires the completion of an extensive questionnaire regarding each New York domestic insurer’s cybersecurity program in connection with such examinations. Other states are expected to adopt similar laws based on the NAIC’s Insurance Data Security Model Law, adopted in 2017.
U.S. insurers are also required to maintain minimum levels of solvency and liquidity as determined by law, and to comply with risk-based capital requirements and licensing rules. Insurers having less statutory surplus than required by the risk-based capital calculation will be subject to varying degrees of regulatory action. If any of our U.S. insurers were to have risk-based capital levels that are below required levels, they would be subject to increased regulatory scrutiny and control by their domestic and possibly other insurance regulators. As of December 31, 2017, all of our U.S. insurers exceeded their required levels of risk-based capital.
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
The NAIC has also adopted the Risk Management and Own Risk and Solvency Assessment Model Act, which requires insurers to maintain a risk management framework and establishes a legal requirement for insurers or their insurance group to conduct an Own Risk and Solvency Assessment ("ORSA") in accordance with the NAIC’s ORSA Guidance Manual. The ORSA Model Act has been adopted in all of the states in which our U.S. insurers are domiciled, and our insurers in these states may be subject to ORSA requirements if certain premium thresholds are exceeded. Where applicable, we must regularly conduct an ORSA consistent with the ORSA Model Act, including undertaking an internal risk management review no less often than annually and preparing a summary report assessing the adequacy of risk management and capital in light of our insurers’ current and future business plans.
In addition, the NAIC’s Corporate Governance Annual Disclosure (“CGAD”) Model Act and Regulation requires the annual filing of a disclosure describing the insurance group’s corporate governance structure, policies, and practices. The Model Act and Regulation have been adopted in some, though not all, of the states in which we have insurers domiciled. There are no premium thresholds for CGAD.
The Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), represented a comprehensive overhaul of the financial services industry within the United States and, among other things, established the Financial Services Oversight Council and created within the United States Department of the Treasury a Federal Insurance Office ("FIO"). The FIO is authorized to study, monitor and report to Congress on the U.S. insurance industry and the significance of global reinsurance to the U.S. insurance market. The Dodd-Frank Act also authorizes the federal preemption of certain state insurance laws and streamlines the regulation of reinsurance and surplus lines/non-admitted insurance.
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
APRA also prescribes prudential standards on risk management and governance. These requirements include the need for regulated insurance entities to have a risk management framework that is consistent and integrated with its risk profile and capital strength, supported by a risk management function and subject to comprehensive review. APRA’s risk management requirements also include the need for regulated insurance entities to have a board risk committee that provides the Board with objective non-executive oversight of the implementation and on-going operation of its risk management framework, and the requirement that regulated insurance entities designate a chief risk officer who is involved in, and provides effective challenge to, activities and decisions that may materially affect the regulated insurance entities’ risk profile. Our Australian regulated insurance entities are compliant with these requirements.
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
Europe
In addition to Bermuda, the United Kingdom, Australia and the United States, we have subsidiaries in Switzerland and Belgium, as well as StarStone Insurance SE, a Liechtenstein-based company that continues to underwrite new business through branches across Europe and is regulated by the Financial Markets Authority. StarStone Insurance Europe AG was merged into StarStone Insurance SE in Liechtenstein effective from October 1, 2017, following the relocation of StarStone Insurance SE’s principal office from the U.K. to Liechtenstein on May 8, 2017. Certain of our U.K. entities also have branches in continental European jurisdictions.
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
Our subsidiaries and branches in European jurisdictions such as Belgium and Liechtenstein are regulated in their respective home countries. Typically, such regulation is for the protection of policyholders and ceding insurance companies rather than shareholders. Regulatory authorities generally have broad supervisory and administrative powers over such matters as licenses, standards of solvency, investments, reporting requirements relating to capital structure, ownership, financial condition and general business operations, special reporting and prior approval requirements with respect to certain transactions among affiliates, reserves for unpaid losses and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. The application of the Solvency II framework across such European jurisdictions from January 1, 2016 generally results in a more uniform approach to regulation.
Other
Through StarStone, we participate in joint ventures in Hong Kong and Dubai. We also own two run-off entities in Hong Kong. These operations are not material, but our companies in these countries are subject to applicable regulations.
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
Our success is dependent upon our ability to assess accurately the risks associated with the business we have insured and reinsured. We are required to maintain reserves to cover the estimated ultimate liability for losses and LAE for both reported and unreported incurred claims. These reserves are only estimates of what we expect the settlement and administration of claims will cost based on facts and circumstances known to us, as well as actuarial methodologies, historical industry loss ratio experience, loss development patterns, estimates of future trends and developments and other variable factors such as inflation. We cannot be certain that ultimate losses will not exceed our estimates of losses and LAE because of the uncertainties that surround the estimation process (which are discussed above in "Item 1. Business - Liability for Losses and Loss Adjustment Expense"). As a result, actual losses and LAE paid will deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. If our reserves are insufficient to cover the actual losses and LAE, we would have to augment our reserves and incur a charge to our earnings. These charges could be material and would reduce our net earnings and capital and surplus.
In our non-life run-off businesses, loss reserves include asbestos and environmental ("A&E") liabilities and liabilities associated with personal injury A&E claims from acquired companies with legacy manufacturing businesses. Ultimate values for A&E claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating losses for these claims. Factors contributing to the uncertainty include long waiting periods, reporting delays and difficulties identifying contamination sources and allocating damage liability. Developed case law and adequate claim history do not always exist for A&E claims, and changes in the legal and tort environment affect the development of such claims. To further understand this risk, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Losses and Loss Adjustment Expenses - Non-Life Run-off - Latent Claims".
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
Underwriting is inherently a matter of judgment, involving assumptions about matters that are unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. Our Atrium and StarStone active underwriting businesses expose us to significant risks that could result in under performance of the active underwriting businesses compared to our expectations, which could have a material adverse effect on our business, financial condition and results of operations. Those risks include, but are not limited to:

•
exposure to claims arising out of unpredictable natural and man-made catastrophic events (including hurricanes, windstorms, tsunamis, severe weather, earthquakes, floods, fires, droughts, explosions, environmental contamination, acts of terrorism, cyber events, war or political unrest) and changing climate patterns and ocean temperature conditions;

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
The insurance and reinsurance industry has historically been characterized by periods of intense price competition due to excess underwriting capacity, as well as periods of more favorable pricing due to limited underwriting capacity. Periods of favorable pricing tend to attract additional underwriting capacity (by new entrants, market instruments and structures, and additional commitments by existing insurers) that ultimately cause prices to decrease. Changes in the frequency and severity of losses suffered by insureds and insurers also impact industry cycles, and we may not be able to accurately predict whether market conditions will improve, remain constant or deteriorate. Any of these factors could lead to a significant reduction in premium rates, impair our ability to underwrite at appropriate rates, result in less favorable policy terms and drive fewer submissions for our active underwriting services, which could decrease our earnings or adversely affect our financial condition.
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
Downgrades of financial strength ratings at StarStone or Lloyd’s could materially and negatively impact our ability to write new business or renew our existing business in our active underwriting segments.
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
Lloyd’s ratings apply to business written through Syndicate 609 (Atrium) and Syndicate 1301 (StarStone). Lloyd’s is rated "A" (Excellent) by A.M. Best, "A+" (Strong) by Standard and Poor’s ("S&P") and "AA-" (Very Strong) by Fitch Ratings. Financial strength ratings downgrades at Lloyd’s could adversely affect our Lloyd’s syndicates’ ability to trade in certain classes of business at current levels.
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
Our life business is subject to the risk that actual mortality, morbidity, policy persistency, and investment yield may be different than our assumptions and could render our reserves inadequate or cause our results of operations in this business to suffer materially.
The performance of our life business depends on our ability to manage the run-off successfully and operate the business effectively and efficiently. Our reserves for life policy benefits are based on certain assumptions, including mortality, morbidity, lapse rates, expenses, and discount rates based on expected yields at acquisition. The adequacy of our reserves is contingent on actual experience related to these key assumptions, which were established at acquisition. Under U.S. GAAP, these assumptions are locked in throughout the life of the contract unless a premium deficiency develops, which means the impact of the difference between assumptions and actual experience is reflected in results of operations in the current reporting period. This involves reducing any asset for Value of Business Acquired ("VOBA") that remains from acquisition until a premium deficiency no longer exists.  If a premium deficiency still exists after VOBA has been eliminated, we are required to unlock our reserve assumptions and reset to management’s best estimate to remove the deficiency.  These revised assumptions are then locked in and used as the basis for reserve calculations going forward.  This could materially and adversely impact our results of operations and financial condition.
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
Risks Relating to Our Acquisitions
We may not be able to continue to grow our business through acquisitions.
We have pursued and, as part of our strategy, will continue to pursue growth through acquisitions of reinsurance companies and portfolios of insurance and reinsurance business, primarily in our run-off segment. However, the acquisition and management of companies and portfolios in run-off is highly competitive, and driven by a number of factors, including proposed acquisition price, reputation, and financial resources. Some of our competitors have greater financial resources than we do, have been operating for longer than we have and have established long-term and continuing business relationships throughout the insurance and reinsurance industries, which can be a significant competitive advantage. As a result, we may not be able to compete successfully in the future for suitable acquisition candidates, and if we do not continue to acquire companies, we may not be able to achieve our strategic goals.
There can be no assurance that our acquisitions will be financially beneficial to us or our shareholders.
The evaluation and negotiation of potential acquisitions, as well as the integration of an acquired business or portfolio, can be complex and costly and may require substantial management resources. Our acquisitions could involve numerous additional risks such as potential losses from unanticipated litigation, levels of claims or other liabilities and exposures, an inability to generate sufficient revenue to offset acquisition costs and financial exposures in the event that the sellers of the entities we acquire are unable or unwilling to meet their indemnification, reinsurance and other obligations to us.
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

•
the value of assets or our anticipated return on assets being lower than expected or diminishing because of credit defaults, changes in interest rates, or delays in implementation of our intended investment strategies;

•	the value of liabilities assumed being greater than expected;

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
Our future capital requirements depend on many factors, including acquisition activity, our ability to manage the run-off of our assumed policies, our ability to establish reserves at levels sufficient to cover losses, our underwriting plans, and our obligations to satisfy statutory capital requirements. We may need to raise additional funds through equity or debt financings in the future. Our ability to secure this financing may be affected by a number of factors, including volatility in the worldwide financial markets and the strength of our capital position and operating results. In addition, an unfavorable change or downgrade of our issuer credit ratings could increase the interest rate charged under our revolving credit facility and may make it more expensive for us to access capital markets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our existing shareholders could result, and any securities that are part of an equity financing may have rights, preferences and privileges that are senior to those of our already outstanding securities. If we cannot obtain adequate capital or credit, our business, results of operations and financial condition could be adversely affected by, among other things, our inability to finance future acquisitions.
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
We are a holding company and therefore we are dependent on distributions of funds from our operating subsidiaries to fund acquisitions, fulfill financial obligations in the normal course of our business, and pay dividends (in the event we sought to do so). The ability of our insurance and reinsurance subsidiaries to make distributions to us may be limited by various business considerations and applicable insurance laws and regulations in jurisdictions in which we operate (which are described in "Item 1. Business - Regulation"). The ability of our subsidiaries to make distributions to us may also be restricted by, among other things, other applicable laws and regulations and the terms of our debt obligations and our subsidiaries’ debt obligations. If our subsidiaries are restricted from making distributions to us, we may be unable to maintain adequate liquidity to fund acquisitions or fulfill our financial obligations.
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
Our failure to comply with covenants contained in our credit facilities or in the indenture governing our 4.5% Senior Notes due 2022 ("Senior Notes") could trigger prepayment obligations, which could adversely affect our results of operations and financial condition.
We and our subsidiaries currently have several outstanding credit facilities and outstanding Senior Notes. We depend on access to these funds in operating our business. The credit facilities and the indenture governing our Senior Notes contain various business and financial covenants that impose restrictions on us and certain of our subsidiaries with respect to, among other things, limitations on mergers and consolidations, acquisitions, amalgamations and sales of substantially all assets, indebtedness and guarantees, restrictions as to certain dispositions of stock and dividends and stock repurchases, investment constraints and limitations on liens on the capital stock of certain subsidiaries. We may also enter into future debt arrangements containing similar or different restrictive covenants. Our failure to comply with these covenants could result in an event of default under the credit facilities or the indenture governing our Senior Notes, which could result in us being required to repay the amounts outstanding under these facilities prior to maturity. These prepayment obligations could have an adverse effect on our results of operations and financial condition.
In addition, complying with these covenants could limit our financial and operational flexibility. Our credit facilities and Senior Notes are described in more detail in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt Obligations."

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
In addition to fixed maturity securities, we have invested, and may from time to time continue to invest, in alternative investments such as private equity funds and co-investments, fixed income funds, fixed income hedge funds, equity funds, private credit funds and collateralized loan obligation ("CLO") equity funds, as well as direct investments in CLO equities. These and other similar investments may be illiquid due to restrictions on sales, transfers and redemption terms, may have different, more significant risk characteristics than our investments in fixed maturity securities and may also have more volatile values and returns, all of which could negatively affect our investment income and overall portfolio liquidity.
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
Fixed maturity and alternative investments, such as private equity funds and co-investments, fixed income funds, fixed income hedge funds, equity funds, private credit funds and CLO equity funds, as well as direct investments in CLO equities, represent the majority of our total cash and invested assets. These investments are reported at fair value on our consolidated balance sheet. Fair value prices for all trading and available-for-sale securities in the fixed maturities portfolio are independently provided by our investment accounting service providers, investment managers and investment custodians, each of which utilize internationally recognized independent pricing services. We record the unadjusted price provided by our accounting service providers, managers or custodians, after we perform an internal validation process. Fair value for our alternative investments is estimated based primarily on the most recently reported net asset values reported by the fund manager, which we may adjust following our internal review.
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
We strive to structure our investments in a manner that recognizes our liquidity needs for future liabilities. Because of the unpredictable nature of losses that may arise under the insurance and reinsurance policies issued by certain of our subsidiaries and as a result of our opportunistic commutation strategy, our liquidity needs can be substantial and may arise at any time. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our general liability profile. If we are unsuccessful in managing our investment portfolio within the context of this strategy, we may be forced to liquidate our investments at times and at prices that are not optimal, and we may have difficulty liquidating some of our alternative investments due to restrictions on sales, transfers and redemption terms. This could have a material adverse effect on the performance of our investment portfolio.
We have many individual portfolios of cash and investments from our acquired companies and portfolios. Each investment portfolio has its own regulatory admissibility requirements, and each run-off entity is likely to have negative operating and financing cash flows due to commutation activity, claims settlements and capital distributions. These factors reduce our overall investing flexibility.
Our investments in life settlements contracts are subject to the risk that actual experience could differ substantially from our assumptions related to their estimated value, which may impair their value and adversely impact our results of operations.
We own companies with interests in life insurance policies acquired in the secondary and tertiary markets and through collateralized lending transactions. We recognize our initial investment in these life settlements contracts at the transaction price plus all initial direct external costs. The transaction price was established based on certain assumptions, including the life expectancy of the insured person, the projected premium payments on the contract (including projections of possible rate increases from the related insurance carrier), the projected costs of administration relating to the contract, and the projected risk of non-payment, including the financial health of the related insurance carrier, the possibility of legal challenges from such insurance carrier or others and the possibility of regulatory changes that may affect payment. The estimated value of a contract is also affected by the discounted value of future cash flows from death benefits and the discounted value of future premiums due on the contract.
The actual value of any life settlement contract cannot be determined until the policy matures (i.e., the insured has died and the insurance carrier has paid out the death benefit to the holder). We pay continuing costs to keep the policies in force, primarily life insurance premiums, which increases the carrying amount of the investment. Because we recognize income on individual investments at an amount equal to the excess of the investment proceeds over the carrying amount of the investment at the time the insured dies, the profitability of our life settlements investments is contingent on actual experience relative to the key assumptions we made when the life settlement investment was acquired. If actual experience differs from these assumptions, our carrying value of these investments may increase or decrease. The investments are subject to a quarterly impairment review on a contract-by-contract basis. A significant negative difference between the carrying cost of contracts and death benefits expected to be received at maturity of contracts could adversely affect our net investment income and our results of operations.

Risks Relating to Laws and Regulation
Insurance laws and regulations restrict our ability to operate, and any failure to comply with these laws and regulations, or any investigations, inquiries or demands by government authorities, may have a material adverse effect on our business.
We are subject to the insurance laws and regulations of a number of jurisdictions worldwide. Existing laws and regulations, among other things, limit the amount of dividends that can be paid to us by our insurance and reinsurance subsidiaries, prescribe solvency and capital adequacy standards, impose restrictions on the amount and type of investments that can be held to meet solvency and capital adequacy requirements, require the maintenance of reserve liabilities, and require pre-approval of acquisitions and certain affiliate transactions. Failure to comply with these laws and regulations or to maintain appropriate authorizations, licenses, and/or exemptions under applicable laws and regulations may cause governmental authorities to preclude or suspend our insurance or reinsurance subsidiaries from carrying on some or all of their activities, place one or more of them into rehabilitation or liquidation proceedings, impose monetary penalties or other sanctions on them or our affiliates, or commence insurance company delinquency proceedings against our insurance or reinsurance subsidiaries. The application of these laws and regulations by various governmental authorities may affect our liquidity and restrict our ability to expand our business operations through acquisitions or to pay dividends on our ordinary shares. Furthermore, compliance with legal and regulatory requirements may result in significant expenses, which could have a negative impact on our profitability. To further understand these regulatory requirements, see "Item 1. Business - Regulation."
In addition, the insurance and reinsurance industry has experienced substantial volatility as a result of investigations, litigation and regulatory activity by various insurance, governmental and enforcement authorities concerning certain practices within the insurance and reinsurance industry. Insurance and reinsurance companies that we have acquired, or may acquire in the future, may have been or may become involved in these or other investigations, litigation or regulatory activity and may have lawsuits filed or other regulatory actions taken against them. Our involvement in any such activity would cause us to incur legal costs and, if we or any of our insurance or reinsurance subsidiaries were found to have violated any laws or regulations, we could be required to pay fines and damages and incur other sanctions, perhaps in material amounts, which could have a material negative impact on our profitability.
Political, regulatory and industry initiatives could materially adversely affect our business by increasing the amount of regulation we face or changing the nature of the regulations that apply to us in operating our insurance businesses or acquiring new insurance businesses.
Increasingly, governmental authorities have taken interest in the potential systemic risks posed by the insurance and reinsurance industry as a whole. The insurance regulatory environment has become subject to increased scrutiny across a number of jurisdictions, and authorities regularly consider enhanced or new regulatory requirements and seek to exercise their supervisory authority in new and more extensive ways. Regulators are generally concerned with the protection of policyholders above other constituencies, including our shareholders. Additional laws and regulations have been and may continue to be enacted that may have adverse effects on our operations, financial condition and liquidity. We cannot predict the exact nature, timing or scope of these initiatives; however, we believe it is likely there will continue to be increased regulatory intervention in our industry in the future, and these initiatives could adversely affect our business.
In many of the jurisdictions in which we operate, including Bermuda, there are increased initiatives relating to group supervision though cooperation and coordination among insurance regulators regardless of an individual company’s domiciliary jurisdiction. The BMA acts as our Group supervisor, as described in "Item 1. Business - Regulation" which has led to increased regulatory reporting and oversight.
The implementation of Solvency II, an E.U.-wide directive covering the capital adequacy, risk management and regulatory reporting for insurers, requires significant resources to ensure compliance by our E.U. companies. Additionally, if our non-E.U. subsidiaries engage in E.U. insurance or reinsurance business, additional capital requirements may be imposed for such companies to continue to insure or reinsure E.U.-domiciled risk or cedants if their regulatory regime is not deemed to have Solvency II equivalence. Bermuda has gained Solvency II equivalence, and our Bermuda reinsurers are subject to requirements in line with a Solvency II framework.
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
In addition, increased scrutiny by insurance regulators of investments in or acquisitions of insurers or insurance holding companies by private equity firms or hedge funds may result in imposition of additional regulatory requirements and restrictions. We have in the past partnered with private equity firms in making acquisitions and may do so in the future. This increased scrutiny may make it difficult to complete U.S. acquisitions with private equity or hedge funds should we seek to do so. In addition, private equity firms and hedge funds have invested in Enstar and may seek to do so in the future. This increased scrutiny may materially adversely impact our ability to raise capital through transactions with these types of investors.
The United Kingdom’s referendum vote to leave the European Union could adversely affect our business.
In an advisory referendum held on June 23, 2016, the United Kingdom voted to leave the European Union (commonly referred to as “Brexit”). Negotiations to determine the terms of the United Kingdom's withdrawal from the European Union are ongoing, and the form of the United Kingdom's future relationship with the European Union remains uncertain. We have significant operations and employees in the United Kingdom, including our Lloyd’s businesses. Brexit’s impact on our U.K. businesses will depend on the United Kingdom and Lloyd’s abilities to retain access to the E.U. markets, and our U.K. businesses could be adversely affected if adequate access to these markets is not obtained. Brexit may also lead to legal uncertainty and differences in national laws and regulations as the United Kingdom determines which E.U. laws to replace or replicate, and these issues could impact our structure and operations. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations, and financial condition.
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
Our success depends on our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe that there are only a limited number of available qualified personnel in the businesses in which we compete, and the pool of highly skilled employees available to fill key positions at our companies may fluctuate based on market conditions. We rely substantially upon the services of our executive officers and our subsidiaries’ executive officers and directors, as well as our local management teams, to implement our business strategies. The loss of the services of any of our management or other key personnel, or the loss of the services of or our relationships with any of our directors, could have a material adverse effect on our business. Higher demand for employees with appropriate skills could lead to increased compensation expectations for existing and prospective personnel across our organization, which could also make it difficult to maintain labor expenses at desired levels.
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
Cyber-security events or other difficulties with our information technology systems could disrupt our business, result in the loss of critical and confidential information, increased costs, and adversely impact our reputation and results of operations.
We rely heavily on the successful, uninterrupted functioning of our information technology systems, as well as those of any third-party service providers we use. We rely on these systems to securely process, store, and transmit confidential and other data in connection with our critical operational functions such as paying claims, performing actuarial and other modeling, pricing, quoting and processing policies, cash and investment management, acquisition analysis, financial reporting and other necessary support functions. Our active underwriting companies rely on broker portals to bind certain business, and, therefore, a service interruption would negatively impact our ability to write business. Where we rely on third parties for outsourced functions and other services, our information may be exposed to the risk of a data breach or cyber-security incident through their systems. A failure of our information technology systems or those of our third-party service providers could materially impact our ability to perform the critical functions described above, affect the confidentiality, availability or integrity of our proprietary information and expose us to litigation and increase our administrative expenses.
Computer viruses, cyber-attacks, and other external hazards, as well as any internal process or employee failures, could expose our information technology systems to security breaches that may cause critical data to be corrupted or confidential or proprietary information to be exposed, or cause system disruptions or shut-downs. In addition to our own information, we receive and may be responsible for protecting confidential or personal information of clients, employees, and other third parties, which could also be compromised in the event of a security breach.
Although we utilize numerous controls, protections and risk management strategies to attempt to mitigate these risks, and management is not aware of a material cyber-security incident to date, the sophistication and volume of these security threats continues to increase. We may not have the technical expertise or resources to successfully prevent every data breach or cyber-security incident. The potential consequences of a data breach or cyber-security incident could include claims against us, significant reputational damage to our company, damage to our business as a result of disclosure of proprietary information, and regulatory action against us, which may include fines and penalties. Such an incident could cause us to lose business and commit resources, management time and money to remediate these breaches and notify aggrieved parties, any of which in turn could have an adverse impact on our business. We may also experience increasing costs associated with implementing and maintaining adequate safeguards against these types of incidents and attacks.
In addition, the information security and data privacy regulatory environment is increasingly demanding. We are subject to numerous laws and regulations in jurisdictions within and without the United States governing the protection of the personal and confidential information of our clients and/or employees, including in relation to medical records and financial information. These laws and regulations are rapidly expanding, increasing in complexity and sometimes conflict between jurisdictions. For example, the E.U. General Data Protection Regulation ("GDPR") is set to take effect during 2018. The GDPR creates new rights for individuals to control their personal data and sets forth the requirements with which companies handling the personal data of E.U.-based data subjects will have to comply (regardless of whether such data handling involves E.U.-based operations). We will be subject to the GDPR through our handling of the personal data of E.U.-based subjects in connection with our ordinary course operations. If any person, including any of our employees or those with whom we share such information, negligently disregards or intentionally breaches our established controls with respect to our client data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions, including as a result of a violation of the GDPR.

If outsourced providers such as third-party administrators, managing general agents, investment managers or other service providers were to breach obligations owed to us, our business and results of operations could be adversely affected.
We outsource certain business functions to third-party providers, and these providers may not perform as anticipated or may fail to adhere to their obligations to us. For example, certain of our subsidiaries rely on relationships with a number of third-party administrators under contracts pursuant to which these third-party administrators manage and pay claims on our subsidiaries’ behalf and advise with respect to case reserves. In these relationships, we rely on controls incorporated in the provisions of the administration agreement, as well as on the administrator’s internal controls, to manage the claims process within our prescribed parameters. Our StarStone and Atrium subsidiaries use managing general agents, general agents and other producers to write and administer business on their behalf within prescribed underwriting authorities. We also rely on external investment managers to provide services pursuant to the terms of our investment management agreements, including following established investment guidelines. Although we monitor these administrators, agents and producers, and managers on an ongoing basis, our monitoring efforts may not be adequate or our service providers could exceed their authorities or otherwise breach obligations owed to us, which, if material, could adversely affect our business and results of operations.
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
We have a number of shareholders with large interests, including several that may be affiliated with members of our Board of Directors. The interests of certain significant shareholders may not be fully aligned with your interests, and this may lead to a strategy that is not in your best interest. As of December 31, 2017, CPPIB, Akre Capital Management ("Akre Capital"), Trident, Beck Mack & Oliver ("Beck Mack"), and two of Enstar's executive officer co-founders (collectively) beneficially owned approximately 13.7%, 8.9%, 8.2%, 4.7% and 4.1%, respectively, of our outstanding voting ordinary shares. CPPIB owns additional non-voting ordinary shares that, together with its voting shares, represented an economic interest of approximately 19.8% as of December 31, 2017. Funds managed by Hillhouse Capital Management (collectively, "Hillhouse") own approximately 3.2% of our outstanding voting ordinary shares that, together with their non-voting shares and warrants, represented an economic interest of approximately 9.98% as of December 31, 2017. Trident and Hillhouse have agreed to receive additional shares of Enstar pursuant to a transaction in which we will acquire the remaining 51.8% of the shares of our equity method investee, KaylaRe. The transaction is expected to close during the first quarter of 2018 and is discussed in detail in Note 21 - "Related Party Transactions" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Although they do not act as a group, the shareholders identified above may exercise significant influence over matters requiring shareholder approval, and their concentrated holdings may delay or deter possible changes in control of Enstar, which may reduce the market price of our ordinary shares.

Some aspects of our corporate structure may discourage third-party takeovers and other transactions, limit voting rights of certain shareholders to 9.5% or prevent the removal of our board of directors and management.
Some provisions of our bye-laws have the effect of making more difficult or discouraging unsolicited takeover bids from third parties or preventing the removal of our current board of directors and management. In particular, our bye-laws make it difficult for any U.S. shareholder or Direct Foreign Shareholder Group (a shareholder or group of commonly controlled shareholders of Enstar that are not U.S. persons) to own or control ordinary shares that constitute 9.5% or more of the voting power of all of our ordinary shares. The votes conferred by such shares will be reduced by whatever amount is necessary so that after any such reduction the votes conferred by such shares will constitute 9.5% of the total voting power of all ordinary shares entitled to vote generally. The primary purpose of this restriction was to reduce the likelihood that we or any of our non-U.S. subsidiaries will be deemed a "controlled foreign corporation" under prior U.S. federal tax law, which has subsequently changed (as described in “Risks Relating to Taxation” below). However, this limit may also have the effect of deterring purchases of large blocks of our ordinary shares or proposals to acquire us, even if some or a majority of our shareholders might deem these purchases or acquisition proposals to be in their best interests. In addition, our bye-laws provide for a classified board, whose members may be removed by our shareholders only for cause by a majority vote, and contain restrictions on the ability of shareholders to nominate persons to serve as directors, submit resolutions to a shareholder vote and request special general meetings.
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
We have several registration rights agreements in place pursuant to which, either as parties thereto or by virtue of assignment, certain of our shareholders hold registration rights. These primarily include CPPIB, Trident, Hillhouse and Corsair Capital. These agreements include demand registration rights pursuant to which these shareholders may require that we register certain of their ordinary shares under the Securities Act of 1933, as amended (the "Securities Act"), on up to an aggregate of eight occasions. All of these investors also have "piggyback" registration rights with respect to our registration of voting ordinary shares for our own account or for the account of one or more of our shareholders. As of December 31, 2017, an aggregate of approximately 8.0 million ordinary shares (approximately 3.1 million of which are non-voting ordinary shares) are subject to these registration rights agreements. On October 10, 2017, we filed a resale registration statement covering all of the shares held by these shareholders with registration rights in exchange for their agreement to waive their right to have their shares included on our universal shelf registration statement. Upon effectiveness of the resale registration statement, a large number of ordinary shares will become freely tradable without restrictions under the Securities Act. In addition, we have agreed to issue additional shares in connection with a transaction to acquire the remaining 51.8% of KaylaRe as discussed in detail in Note 21 - "Related Party Transactions" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K, and we have agreed to include substantially all of these shares in the resale registration statement. Our ordinary shares have in the past been, and may from time to time continue to be, thinly traded, and significant sales could adversely affect the market price for our ordinary shares and impair our ability to raise capital through offerings of our equity securities.

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
Risks Relating to Taxation
Recently enacted U.S. tax reform legislation, various international tax transparency initiatives, and possible future tax reform legislation and regulations could materially affect us and our shareholders.
On December 22, 2017, the US government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act is broad and contains many provisions that will have significant implications on us, and potentially on our shareholders, including re-measurement of deferred taxes and surplus due to the reduction in corporation income tax rate, and imposition of a new base-erosion anti-abuse tax (“BEAT”) on affiliate transactions (including reinsurance arrangements between affiliated companies). In response to the introduction of BEAT, we non-renewed (as of January 1, 2018) certain of our active underwriting affiliate reinsurance transactions between our operating entities that are subject to U.S. taxation and our non-U.S. affiliates that are not. We continue to assess the future impact of BEAT on our transaction structuring.
The Tax Act also includes modifications of the taxation of non-U.S. companies owned by U.S. shareholders. Certain aspects of the Tax Act require clarification through future regulatory action and accordingly, we are unable to definitively determine the impact to our shareholders. The Tax Act may increase the likelihood that we or our non-U.S. subsidiaries or joint ventures managed by us will be deemed a “controlled foreign corporation” (CFC) within the meaning of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal tax purposes. Specifically, the Tax Act expands the definition of “10% U.S. shareholder” for CFC purposes to include U.S. persons who own 10% or more of the value of a non-U.S. corporation’s shares, rather than only looking to voting power held. Accordingly, the “voting cut-back” provisions included in our bye-laws that limit any U.S. shareholder from owning or controlling ordinary shares that constitute 9.5% or more of the voting power of all of our ordinary shares will be ineffective in avoiding “U.S. shareholder” status for U.S. persons who own 10% or more of the value of our shares. The Tax Act also expands certain attribution rules for share ownership in a way that would cause non-U.S. subsidiaries to now be treated as CFCs if owned in a group, such as Enstar, that has a non-U.S. parent company and also includes at least one U.S. subsidiary. In the event a corporation is characterized as a CFC, any “U.S. shareholder” of the CFC is required to include its pro rata share of certain insurance and related investment income for the taxable year, even if such income is not distributed.
The Tax Act also contains modifications to certain provisions relating to passive foreign investment company (“PFIC”) status that if applicable to us could result in adverse tax consequences to U.S. persons who own our ordinary shares. While the Tax Act makes it more difficult to qualify for certain exceptions to PFIC status, we believe that we will not be a PFIC for U.S. federal income purposes for the foreseeable future under the enacted provisions of the Tax Act. In particular, we believe that the income of our non-U.S. subsidiaries that are insurance companies is derived in the "active conduct of an insurance business" by corporations that are predominately engaged in such business under the provision of the Tax Act, and that this is also the case for us when the operations of our subsidiaries are considered as a whole, under the look-through rules applicable to foreign holding companies. There are currently no final regulations regarding the application of the PFIC provisions of the Code to an insurance company, so the application of those provisions to insurance companies remains unclear in certain respects. The U.S. Internal Revenue Service (the "IRS") issued proposed regulations on this subject in April 2015, which, if finalized as proposed, might be construed to cause us to be treated as a PFIC. In response to the proposed regulations, comments have been submitted to the IRS on behalf of Bermuda-based insurance holding companies and others, requesting changes and clarifications to the proposed regulations so that a holding company with our structure will not be considered a PFIC. There can be no assurance that the regulations will be finalized in a manner that clearly accommodates our existing structure.
The U.S. and other countries and governing bodies have also enacted reform legislation aimed at increasing transparency on companies’ global tax footprint and profile. The Organization for Economic Co-operation and Development (the "OECD") is an intergovernmental economic organization founded to stimulate economic progress and trade. It develops economic policy recommendations to encourage policy reform in member countries. Created by the OECD under the initiative known as the “Base Erosion and Profit Shifting Project (“BEPS”), “Country-by-Country Reporting” (Action 13) aims to ensure that multi-national businesses provide appropriate and accurate information to each respective member and non-member region based on various metrics. These metrics are directed at counteracting the effects of global preferential tax regimes and increasing tax transparency. Bermuda has adopted OECD compliant Country-by-Country Reporting regulations for Bermuda headquartered companies which requires the Company to file a report containing results of our global operations. It is uncertain how cooperating jurisdictions, including those in which we operate, will utilize the data collected in our Bermuda filing. These initiatives could increase the burden and costs of compliance.
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
In addition, the RPII rules provide that if a shareholder who is a U.S. person disposes of shares in a foreign insurance company that has RPII and in which U.S. persons collectively own 25% or more of the total combined voting power of all classes of stock entitled to vote, or the total value of the stock, any gain from the disposition will generally be treated as dividend income to the extent of the shareholder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares (whether or not those earnings and profits are attributable to RPII). Such a shareholder would also be required to comply with certain reporting requirements, regardless of the amount of shares owned by the shareholder. These rules should not apply to dispositions of our ordinary shares because we will not be directly engaged in the insurance business. The RPII rules have not been interpreted by the courts or the IRS and regulations interpreting the RPII rules exist only in proposed form. Accordingly, there is no assurance that our views as to the inapplicability of these rules to a disposition of our ordinary shares will be accepted by the IRS or a court.
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
ITEM 1B.   UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.   PROPERTIES
We lease office space in Hamilton, Bermuda, where our principal executive office is located. We also lease office space in a number of U.S. states, the United Kingdom, Australia, Ireland, Switzerland, Canada, Singapore and several Continental European countries.
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
ITEM 3.   LEGAL PROCEEDINGS
For a discussion of legal proceedings, see Note 23 - "Commitments and Contingencies" in the notes to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares trade on the NASDAQ Global Select Market under the ticker symbol "ESGR".
Market and Dividend Information
On February 26, 2018, the last reported sale price for our shares was $198.65 per share. The price range per ordinary share presented below represents the highest and lowest sale prices for our ordinary shares on the NASDAQ Global Select Market during the quarterly periods indicated:

	2017		2016
	High	Low	High	Low
First Quarter	$207.30	$181.50	$164.69	$142.35
Second Quarter	$204.30	$180.50	$164.91	$148.91
Third Quarter	$224.60	$193.10	$171.66	$157.32
Fourth Quarter	$237.30	$183.85	$209.35	$161.01
Enstar has not historically declared a dividend. Our strategy is to retain earnings and invest distributions from our subsidiaries back into the company. We do not currently expect to pay any dividends on our ordinary shares. Any payment of dividends must be approved by our Board of Directors. Our ability to pay dividends is subject to certain restrictions, as described in Note 22 - "Dividend Restrictions and Statutory Financial Information" in the notes to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
Holders
On February 26, 2018 there were 1,677 shareholders of record of our voting ordinary shares and 3 shareholders of record of our non-voting ordinary shares. The number of shareholders of record of our voting ordinary shares does not represent the actual number of beneficial owners of our voting ordinary shares because shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
Issuer Purchases of Equity Securities
The following table provides information about ordinary shares acquired by the Company during the three months ended December 31, 2017, which are related to shares withheld from employees in order to facilitate the payment of withholding taxes on restricted shares. The Company does not have a share repurchase program.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Program
October 1, 2017 - October 31, 2017	0	$—	—	$—
November 1, 2017 - November 30, 2017	689	$219.85	—	$—
December 1, 2017 - December 31, 2017	0	$—	—	$—
	689		—	$—

(1)
Includes shares withheld from employees in order to facilitate the payment of withholding taxes on restricted shares granted pursuant to our equity incentive plan. The shares are calculated at their fair market value, as determined by reference to the closing price of our ordinary shares on the vesting date.

Performance Graph
The following performance graph compares the cumulative total return on our ordinary shares with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Insurance Index for the period that commenced December 31, 2012 and ended on December 31, 2017. The performance graph shows the value as of December 31 of each calendar year of $100 invested on December 31, 2012 in our ordinary shares, the NASDAQ Composite Index, and the NASDAQ Insurance Index assuming the reinvestment of dividends. Returns have been weighted to reflect relative market capitalization. This information is not necessarily indicative of future returns.

	Indexed Returns* for Years Ended December 31,
	2012	2013	2014	2015	2016	2017
Enstar Group Limited	100.00	124.05	136.53	133.99	176.55	179.27
NASDAQ Composite Index	100.00	141.63	162.09	173.33	187.19	242.29
NASDAQ Insurance Index	100.00	142.75	155.66	163.93	195.08	211.22
*$100 invested on December 31, 2012 in stock or index, including reinvestment of dividends.

ITEM 6. SELECTED FINANCIAL DATA
The following selected historical financial information for each of the past five fiscal years has been derived from our audited historical financial statements. This information is only a summary and should be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K. The results of operations for historical accounting periods are not necessarily indicative of results to be expected for future accounting periods.
Since our inception, we have made numerous acquisitions of companies and portfolios of business that impact the comparability between periods of the information reflected below. In particular, our 2017 QBE and RSA transactions, our 2016 acquisition of Dana Companies, our 2015 acquisitions of Alpha, the life settlement companies of Wilton Re, and Sussex, our 2014 acquisition of StarStone and our 2013 acquisitions of SeaBright, Pavonia, Arden and Atrium impact comparability to other periods, including with respect to net premiums earned. In addition, we classified our Pavonia and Laguna operations as held-for-sale, and Pavonia's results of operations are included in discontinued operations. Our acquisitions and significant new business are described in "Item 1. Business - Recent Acquisitions and Significant New Business” and Note 3 - "Acquisitions" and Note 4 - "Significant New Business" of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands of U.S. dollars, except share and per share data)
Statements of Earnings Data:
Net premiums earned	$613,121	$823,514	$753,744	$542,991	$147,613
Fees and commission income	66,103	39,364	39,347	34,919	12,817
Net investment income	208,789	185,463	122,564	66,024	62,117
Net realized and unrealized gains (losses)	190,334	77,818	(41,523)	51,991	78,394
Net incurred losses and LAE	(193,551)	(174,099)	(104,333)	(9,146)	163,672
Acquisition costs	(96,906)	(186,569)	(163,716)	(117,542)	(14,436)
Total other expenses, net	(467,084)	(473,041)	(393,711)	(347,540)	(230,056)
Net earnings from continuing operations	320,806	292,450	212,372	221,697	220,121
Net earnings (losses) from discontinuing operations	10,993	11,963	(2,031)	5,539	3,701
Net earnings	331,799	304,413	210,341	227,236	223,822
Net loss (earnings) attributable to noncontrolling interests	(20,341)	(39,606)	9,950	(13,487)	(15,218)
Net earnings attributable to Enstar Group Limited	$311,458	$264,807	$220,291	$213,749	$208,604

Per Ordinary Share Data: (1)
Earnings per ordinary share attributable to Enstar Group Limited:
Basic:
Net earnings from continuing operations	$15.50	$13.10	$11.55	$11.31	$12.40
Net earnings (loss) from discontinuing operations	$0.56	$0.62	$(0.11)	$0.30	$0.22
Net earnings per ordinary share	$16.06	$13.72	$11.44	$11.61	$12.62
Diluted:
Net earnings from continuing operations	$15.39	$13.00	$11.46	$11.15	$12.27
Net earnings (loss) from discontinuing operations	$0.56	$0.62	$(0.11)	$0.29	$0.22
Net earnings per ordinary share	$15.95	$13.62	$11.35	$11.44	$12.49
Weighted average ordinary shares outstanding:
Basic	19,388,621	19,299,426	19,252,072	18,409,069	16,523,369
Diluted	19,527,591	19,447,241	19,407,756	18,678,130	16,703,442
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

	December 31,
	2017	2016	2015	2014	2013
	(in thousands of U.S. dollars, except share and per share data)
Balance Sheet Data:
Total investments	$7,232,185	$6,042,672	$6,340,781	$4,844,352	$4,279,542
Total cash and cash equivalents (inclusive of restricted)	1,212,836	1,318,645	1,295,169	1,429,622	958,999
Reinsurance balances recoverable	2,021,030	1,460,743	1,451,921	1,305,515	1,331,892
Total assets	13,606,422	12,865,744	11,772,534	8,622,147	7,236,289
Losses and loss adjustment expense liabilities	7,398,088	5,987,867	5,720,149	4,509,421	4,219,905
Policy benefits for life and annuity contracts	117,207	112,095	126,321	8,940	9,779
Debt obligations	646,689	673,603	599,750	320,041	452,446
Total Enstar Group Limited shareholders’ equity	3,136,684	2,802,312	2,516,872	2,304,850	1,755,523

Book Value per Share:(1)
Basic	$161.63	$144.66	$130.65	$120.04	$106.21
Diluted	$159.19	$143.68	$129.65	$119.22	$105.20
Shares Outstanding:
Basic	19,406,722	19,372,178	19,263,742	19,201,017	16,528,343
Diluted	19,830,767	19,645,309	19,714,810	19,332,864	16,707,115
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

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report. Some of the information contained in this discussion and analysis or included elsewhere in this annual report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under "Cautionary Statement Regarding Forward-Looking Statements", "Item 1A. Risk Factors" and elsewhere in this annual report.

Business Overview
We are a multi-faceted insurance group that offers innovative capital release solutions and specialty underwriting capabilities through our network of group companies in Bermuda, the United States, the United Kingdom, Continental Europe, Australia, and other international locations. Our core focus is acquiring and managing insurance and reinsurance companies and portfolios of insurance and reinsurance business in run-off. Since the formation of our Bermuda-based holding company in 2001, we have completed over 80 acquisitions or portfolio transfers.
Until 2013, all but one of our acquisitions had been in the non-life run-off business, which for us generally includes property and casualty, workers’ compensation, asbestos and environmental, construction defect, marine, aviation and transit, and other closed business.
While our core focus remains acquiring and managing non-life run-off business, in 2013 and 2014, we expanded our business to include active underwriting through our acquisitions of Atrium and StarStone. We partnered with Trident in the Atrium and StarStone acquisitions, with Enstar owning a 59.0% interest, Trident owning a 39.3% interest, and Dowling owning a 1.7% interest. We also expanded our portfolio of run-off businesses to include closed life and annuities, primarily through our acquisition of Pavonia from HSBC Holdings plc on March 31, 2013, although in 2017 we disposed of Pavonia, which made up the majority of our life and annuities business.
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
During 2017, we increased our book value per share on a fully diluted basis by 10.8% to $159.19 per share. The increase was primarily attributable to net earnings of $311.5 million. See "Item 6. Selected Financial Data" herein for the computation of fully diluted book value per share. The growth of our fully diluted book value per share since becoming a public company is shown in the table below.

Current Outlook
Run-off
Our business strategy includes generating growth through acquisitions and reinsurance transactions, particularly in our Non-life Run-off segment. Our non-life run-off gross reserves were $5.9 billion as at December 31, 2017, and we continue to evaluate opportunities for future growth. In January and February 2018, we entered into separate agreements to assume net reserves of approximately $811.0 million, $456.4 million and $275.0 million from Novae, Neon and Zurich Australia, respectively. Additionally, in December 2017, we assumed net reserves of $81.4 million from Allianz. We completed the sale of our Pavonia and Laguna businesses during 2017, which formerly comprised the majority of our life and annuities segment. We will continue to employ a disciplined approach when assessing, acquiring or managing portfolios of risk.
We manage claims in a professional and disciplined manner, drawing on our global team of in-house claims management experts as we aim to proactively manage risks and claims efficiently. We employ an opportunistic commutation strategy in which we negotiate with policyholders and claimants with a goal of commuting or settling existing insurance and reinsurance liabilities at a discount to the ultimate liability and also to avoid unnecessary legal and other associated run-off fees and expense.
As a result of the number of transactions we have completed over the years, we have a complex organizational structure consisting of licensed entities across many jurisdictions. In managing our group, we continue to look for opportunities to simplify our legal structure by way of company amalgamations and mergers, reinsurance, or other transactions to improve capital efficiency and decrease ongoing compliance and operational costs over time. In addition, we seek to pool risk in areas where we maintain the expertise to manage such risk to achieve operational efficiencies, which will allow us to most efficiently manage our assets and to achieve capital diversification benefits.
Underwriting
Our underwriting results can be affected by changes in premium rates, significant losses, development of prior year loss reserves and current year underwriting margins. In general, our expectation for 2018 is that underwriting margins will be slightly higher than in 2017, with premium rates expected to be impacted by both market and general economic conditions. We continue to see overcapacity in many markets which can impact premium rates and/or terms and conditions. If general economic conditions worsen, a decrease in the level of economic activity may impact insurable risks and our ability to write premium that is acceptable to us. We may adjust our level of reinsurance to maintain an amount of net exposure that is aligned with our risk tolerance.
For the year ended December 31, 2017 compared to 2016, total gross premiums written were relatively consistent in our Atrium segment and marginally higher in our StarStone segment as we selectively grew in certain lines, which included the development of additional underwriting capabilities. StarStone's net earned premium, net incurred losses and acquisition costs decreased significantly as a result of the 35% quota share reinsurance agreement with our equity method investee KaylaRe Holdings Ltd. ("KaylaRe"), which covers the 2016 and subsequent underwriting years.
The insurance and reinsurance industry was significantly impacted by large losses in the second half of 2017, notably hurricanes Harvey, Irma and Maria, as well as the Mexico earthquake and the wildfires in California. Given the nature and complexity of these events it may take some time before the full extent of the losses is known, and the initial reported losses may develop favorably or adversely in the future. Additionally, the losses may have an impact on capacity and pricing. However at this time we cannot estimate with any certainty whether any such impacts would be significant.
Our industry continues to experience challenging underwriting market conditions, and our strategy is to maintain our disciplined underwriting approach and strong risk management practices, which may result in us writing less premium in certain lines of business than we wrote in 2017. However, we will seek to mitigate these challenging conditions through our diversified book of business, established distribution channels and geographic reach. We will continue to seek growth in certain areas where we have identified opportunities for expansion and the opportunity for increases in premium rates. In addition, our underwriting operations are well-positioned to capture profitable active business from our run-off transactions, where such business is in attractive specialty lines. In both our Atrium and StarStone segments we will maintain our focus on underwriting for profitability.

Investments
Markets are inherently uncertain and investment performance may be impacted with changes in market volatility. We expect to maintain our investment strategy, which is to seek superior risk adjusted returns while preserving liquidity and capital and maintaining a prudent diversification of assets. We are implementing strategies to more closely align the duration in certain investment portfolios to the duration of our reserves. We will continue allocating a portion of our portfolio to non-investment grade securities or alternative investments, in accordance with our investment guidelines, which carry significant diversification and return benefits.
Net investment income is a significant component of our earnings and we see fully priced asset valuations across many asset classes compared to historical averages. If investment conditions or general economic conditions change during 2018, we may experience further pressure on our investment yields and realized or unrealized losses on investments could materialize. For further discussion of our investments, see "Investable Assets" below.
U.S. Taxation Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), as described in "Item 1A. Risk Factors - Risk Relating to Taxation." The Tax Act makes broad changes to the U.S. tax code, some of which were applicable in 2017 and others effective for tax years ending after December 31, 2017. The impact of the Tax Act to Enstar in 2017 is described in "Consolidated Results of Operations - Consolidated Overview" below.
In response to the introduction of the Tax Act, as of January 1, 2018 we non-renewed certain of our active underwriting affiliate reinsurance transactions ceded from our U.S. operating entities to our non-U.S. affiliates. We will continue to assess the impact of the Tax Act on our business as the regulations develop. Our subsidiaries' reinsurance strategies may be different than in the past, which may result in more risk being retained in our U.S. insurance companies, which would have the effect of requiring more capital in those companies and potentially increase our overall group effective tax rate over time.
Brexit
There has been volatility in the financial and foreign exchange markets following the Brexit referendum on June 23, 2016, and this is expected to continue. On March 27, 2017, Article 50 of the Lisbon Treaty was triggered, which allows two years for the United Kingdom and the 27 remaining European Union members to reach an agreement with regard to the terms on which the United Kingdom will leave the European Union, subject to an extension of the two year deadline beyond March 29, 2019 being agreed between the United Kingdom and the remaining European Union members. For companies based in the United Kingdom, including certain of our active underwriting and run-off companies, there is heightened uncertainty regarding trading relationships with countries in the European Union. Both our StarStone and Atrium operations have well-diversified sources of premium, which may mitigate the potential impact of Brexit. The majority of business written in StarStone and Atrium is in U.S. dollars, so the impact of currency volatility on those segments has not been significant. In addition, StarStone already has established operations within the European Economic Area. Lloyd's has lobbied the United Kingdom's government to include the retention of passporting rights in its negotiations with the European Union, whilst also evaluating alternative models to access the markets. In the near-term, access to markets is unaffected, and all contracts entered into up until Brexit are expected to remain valid into the post-Brexit period. With specific reference to our run-off business, we are preparing to build and expand on our existing run-off capabilities within the European Union for the purpose of receiving transfers of new run-off business. We are also investigating the post-Brexit additional requirements in each applicable state for the continued payment of policyholders’ claims in respect of the existing run-off business of our U.K. Non-life Run-off companies.
Underwriting Ratios
In presenting our results for the Atrium and StarStone segments, we discuss the loss ratio, acquisition cost ratio, operating expense ratio, and the combined ratio of our active underwriting operations within these segments. Management believes that these ratios provide the most meaningful measure for understanding our underwriting profitability. These measures are calculated using GAAP amounts presented on the statements of earnings for both Atrium and StarStone.
The loss ratio is calculated by dividing net incurred losses and LAE by net premiums earned. The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned. The operating expense ratio is calculated by dividing operating expenses by net earned premiums. The combined ratio is the sum of the loss ratio, the acquisition cost ratio and the operating expense ratio.

The Atrium segment also includes corporate expenses which are not directly attributable to the underwriting results in the segment. The corporate expenses include general and administrative expenses related to amortization of the definite-lived intangible assets in the holding company, and expenses relating to Atrium Underwriters Limited ("AUL") employee salaries, benefits, bonuses and current year share grant costs. The AUL general and administrative expenses are incurred in managing the syndicate. These are principally funded by the profit commission fees earned from Syndicate 609, which is a revenue item not included in the insurance ratios.

Consolidated Results of Operations - For the Years Ended December 31, 2017, 2016 and 2015
The following table sets forth our consolidated statements of earnings for each of the periods indicated. For a discussion of the critical accounting policies that affect the results of operations, see "Critical Accounting Policies" below.

	Years Ended December 31,
	2017	2016	2015
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$613,121	$823,514	$753,744
Fees and commission income	66,103	39,364	39,347
Net investment income	208,789	185,463	122,564
Net realized and unrealized gains (losses)	190,334	77,818	(41,523)
Other income	28,509	4,836	30,328
	1,106,856	1,130,995	904,460
EXPENSES
Net incurred losses and LAE	193,551	174,099	104,333
Life and annuity policy benefits	4,015	(2,038)	(546)
Acquisition costs	96,906	186,569	163,716
General and administrative expenses	435,985	423,734	389,159
Interest expense	28,102	20,642	19,403
Net foreign exchange losses	17,537	665	3,373
Loss on sale of subsidiary	16,349	—	—
	792,445	803,671	679,438
EARNINGS BEFORE INCOME TAXES	314,411	327,324	225,022
INCOME TAXES	6,395	(34,874)	(12,650)
NET EARNINGS FROM CONTINUING OPERATIONS	320,806	292,450	212,372
NET EARNINGS (LOSS) FROM DISCONTINUING OPERATIONS, NET OF INCOME TAX EXPENSE	10,993	11,963	(2,031)
NET EARNINGS	331,799	304,413	210,341
Net loss (earnings) attributable to noncontrolling interest	(20,341)	(39,606)	9,950
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$311,458	$264,807	$220,291
Highlights
Consolidated Results of Operations for 2017

•	Consolidated net earnings of $311.5 million and basic and diluted earnings per share of $16.06 and $15.95, respectively

•	Net earnings from Non-life Run-off segment of $343.8 million

•	Net premiums earned of $613.1 million, including $134.7 million and $459.4 million in our Atrium and StarStone segments, respectively

•
Combined ratios of 99.9% and 108.5% for the active underwriting operations within our Atrium and StarStone segments, respectively. Excluding the impact of hurricanes Harvey, Irma and Maria during 2017, the combined ratios were 86.7% and 96.7% for Atrium and StarStone, respectively (refer to "Underwriting Ratios" above)

•	Net investment income of $208.8 million and net realized and unrealized gains of $190.3 million

Consolidated Financial Condition as at December 31, 2017

•	Total investments, cash and funds held of $9,625.0 million

•	Total reinsurance balances recoverable of $2,021.0 million

•	Total assets of $13,606.4 million

•	Shareholders' equity of $3,136.7 million and redeemable noncontrolling interest of $479.6 million

•	Total gross reserves for losses and LAE of $7,398.1 million, with $2,450.8 million of gross reserves acquired and assumed in our Non-life Run-off operations during 2017

•	Diluted book value per ordinary share of $159.19
Consolidated Overview
2017 versus 2016: We reported consolidated net earnings attributable to Enstar Group Limited shareholders of $311.5 million in 2017, an increase of $46.7 million from $264.8 million in 2016. Our results were impacted by the loss portfolio transfer reinsurance transactions we completed during 2017 with RSA and QBE, and during 2016 with Allianz, Coca-Cola and Neon. The most significant drivers of the change in our financial performance during 2017 as compared to 2016 included:

•
Net Incurred Losses and LAE in our Non-life Run-off Segment - Net reduction in the liability for net incurred losses and LAE within our Non-life Run-off segment continued to be one of the predominant drivers of our consolidated earnings in 2017, contributing $190.7 million to consolidated net earnings. Although this was a decrease of $95.2 million from 2016, net earnings provided by the Non-life Run-off segment increased by $82.2 million in 2017 compared to 2016 primarily due to improved investment results, increased fee income and higher other income, partially offset by higher expenses and other items;

•
Higher Net Investment Income - Total net investment income increased by $23.3 million in 2017, compared to 2016. The increase was primarily attributable to an increase in average invested assets and an increase in the book yield we obtained on our assets. The increase in average invested assets was primarily due to the RSA and QBE transactions which were completed in 2017. The increase in the book yield was primarily due to asset allocation strategies and in an increase in the duration of our fixed maturity portfolio;

•
Atrium - Net earnings attributable to the Atrium segment were $5.4 million in 2017, compared to $6.4 million in 2016. The combined ratio in 2017 was 99.9%, compared to 94.3% in 2016, and the increase was primarily driven by a higher loss ratio. The underwriting performance was impacted by the large losses in the third quarter of 2017, primarily hurricanes Harvey, Irma and Maria, partially offset by favorable prior year loss reserve development. Excluding the impact of hurricanes Harvey, Irma and Maria, the combined ratios was 86.7% for 2017;

•
StarStone - Net earnings attributable to the StarStone segment were $2.8 million in 2017, compared to $25.2 million in 2016. The decrease in earnings was primarily due to catastrophe loss events, partially offset by improved investment returns. The combined ratio was 108.5% in 2017 compared to 98.2% in 2016. The underwriting performance was impacted by the large losses in the third quarter of 2017, primarily hurricanes Harvey, Irma and Maria. Excluding the impact of hurricanes Harvey, Irma and Maria, the combined ratio was 96.7% for 2017;

•	Other Activities - The other activities were driven by higher corporate expenses and a loss on the sale of Laguna, our Irish life insurance company;

•
Change in Net Realized and Unrealized Gains (Losses) - In 2017, net realized and unrealized gains were $190.3 million, compared to $77.8 million in 2016. The net realized and unrealized gains in 2017 were primarily attributable to an increase in the valuation of our funds withheld - directly managed and unrealized gains on our other investments;

•
Noncontrolling Interest - Noncontrolling interest in earnings is the share of results from those subsidiary companies in which there are either noncontrolling interests or redeemable noncontrolling interests. In 2017, the noncontrolling interest in earnings was $20.3 million, compared to $39.6 million in 2016. The reduction was primarily due to lower earnings in both Atrium and StarStone as a result of the large losses in the third quarter of 2017, as discussed above; and

•
Income Taxes - We recorded an income tax benefit of $6.4 million in 2017, compared to an income tax expense of $34.9 million in 2016, a change of $41.3 million. The effective tax rate was (2.0)% in 2017 compared with 10.7% in 2016, with the change primarily due to significant decreases in the valuation allowance on our deferred tax assets in the U.S. in 2017 compared to 2016, including changes relating to U.S. Tax Reform which resulted in a tax benefit of $5.7 million, as well as the geographic distribution of our pre-tax net earnings between our taxable and non-taxable jurisdictions.

2016 versus 2015: We reported consolidated net earnings attributable to Enstar Group Limited shareholders of $264.8 million in 2016, compared to $220.3 million in 2015, an increase of $44.5 million. Our results were impacted by our acquisition activity during 2016 with Allianz, Coca-Cola and Neon. Our results were also impacted by our acquisition activity during 2015, when we acquired Sussex, Wilton Re’s life settlements business, and Alpha, and completed loss portfolio transfer reinsurance transactions with Reciprocal of America, Voya, and Sun Life. The most significant drivers of the change in our financial performance during 2016 as compared to 2015 included:

•
Net Incurred Losses and LAE in our Non-life Run-off Segment - Net reduction in the liability for net incurred losses and LAE within our Non-life Run-off segment continued to be the predominant driver of our consolidated earnings in 2016, contributing $285.9 million to consolidated net earnings which is an increase of $15.1 million from 2015. Net earnings provided by the Non-life Run-off segment were higher by $76.0 million in 2016 compared to 2015, primarily due to improved investment results, partially offset by higher earnings attributable to noncontrolling interest, lower other income and other items;

•
Higher Net Investment Income - Total net investment income increased by $62.9 million in 2016, compared to 2015. The increase was primarily attributable to an increase in average invested assets and an increase in the book yield we obtained on our assets. The increase in average invested assets was primarily due to the transactions that were completed in 2016. The increase in the book yield was primarily due to our asset allocation and an increase in the treasury yields;

•
Atrium - Net earnings attributable to the Atrium segment were $6.4 million in 2016, compared to $16.6 million in 2015, a decrease of $10.1 million. Atrium delivered a solid underwriting performance with a combined ratio of 94.3% for 2016. The 2016 results included a lower level of favorable prior period loss development and some large losses in 2016 compared to a lower level of losses in 2015;

•
StarStone - Net earnings attributable to the StarStone segment were $25.2 million in 2016, compared to $13.7 million in 2015, an increase of $11.6 million. The decrease in the combined ratio from 98.7% in 2015 to 98.2% in 2016 was primarily due to lower expenses due to the continued execution of expense management initiatives, partially offset by higher losses and acquisition expenses;

•
Other activities - The other activities were primarily driven by higher corporate expenses and higher interest expense, partially offset by higher fee and commission income and higher income from discontinuing operations;

•
Change in Net Realized and Unrealized Gains (Losses) - In 2016, net realized and unrealized gains were $77.8 million, compared to net realized and unrealized losses of $41.5 million in 2015. The net realized and unrealized gains in 2016 were primarily attributable to an increase in the valuation of our other investments, as well as tighter credit spreads in the fixed income markets, while the losses in 2015 were driven by unrealized losses on our fixed maturity and equity portfolios;

•
Noncontrolling Interest - Noncontrolling interest in earnings is the share of results from those subsidiary companies in which there are either noncontrolling interests or redeemable noncontrolling interests. In 2016, the noncontrolling interest in earnings was $39.6 million, compared to the noncontrolling interest in losses of $10.0 million in 2015; and

•
Income Taxes - Income tax expense was $34.9 million in 2016, compared to $12.7 million in 2015, an increase of $22.2 million. The effective tax rate was 10.7% in 2016, compared to 5.6% in 2015, with the increase primarily due to the geographic distribution of our pre-tax net earnings between our taxable and non-taxable jurisdictions.

Results of Operations by Segment - For the Years Ended December 31, 2017, 2016 and 2015
In the second half of 2017, following the completion of the sale of our Laguna and Pavonia businesses, which significantly reduced the size of our life and annuities business, we undertook a review of our reportable segments. Following this review we determined that we have three reportable segments of business that are each managed, operated and reported on separately: (i) Non-life Run-off; (ii) Atrium; and (iii) StarStone. In addition, our other activities include our corporate expenses, debt servicing costs, holding company income and expenses, foreign exchange, our remaining life business and other miscellaneous items. For a description of our segments, see "Item 1. Business - Operating Segments." The following is a discussion of our results of operations by segment.
The below table provides a split by operating segment of the net earnings attributable to Enstar Group Limited:

	Years Ended December 31,
	2017	2016	2015
	(in thousands of U.S. dollars)
Segment split of net earnings attributable to Enstar Group Limited:
Non-life Run-off	$343,800	$261,644	$185,660
Atrium	5,423	6,416	16,558
StarStone	2,826	25,217	13,664
Other	(40,591)	(28,470)	4,409
Net earnings attributable to Enstar Group Limited	$311,458	$264,807	$220,291
The following is a discussion of our results of operations by segment.

Non-life Run-off Segment
The following is a discussion and analysis of the results of operations for our Non-life Run-off segment for the years ended December 31, 2017, 2016 and 2015, which are summarized below:

	For Years Ended December 31,
	2017	2016	Change	2015	Change
	(in thousands of U.S. dollars)
Gross premiums written	$14,102	$17,316	$(3,214)	$38,704	$(21,388)

Net premiums written	$6,482	$9,202	$(2,720)	$22,594	$(13,392)

Net premiums earned	$14,162	$16,755	$(2,593)	$44,369	$(27,614)
Net incurred losses and LAE	190,674	285,881	(95,207)	270,830	15,051
Acquisition costs	(328)	(4,198)	3,870	(8,860)	4,662
Operating expenses	(132,235)	(151,316)	19,081	(158,821)	7,505
Underwriting income	72,273	147,122	(74,849)	147,518	(396)
Net investment income	166,678	145,237	21,441	88,999	56,238
Net realized and unrealized gains (losses)	179,545	77,685	101,860	(31,383)	109,068
Fees and commission income	43,849	17,447	26,402	22,264	(4,817)
Other income	27,061	2,497	24,564	29,294	(26,797)
Corporate expenses	(101,592)	(61,583)	(40,009)	(54,213)	(7,370)
Interest expense	(28,970)	(22,268)	(6,702)	(33,599)	11,331
Net foreign exchange gains (losses)	(7,347)	1,684	(9,031)	(4,372)	6,056
EARNINGS BEFORE INCOME TAXES	351,497	307,821	43,676	164,508	143,313
INCOME TAXES	6,990	(28,577)	35,567	(12,570)	(16,007)
NET EARNINGS FROM CONTINUING OPERATIONS	358,487	279,244	79,243	151,938	127,306
Net (earnings) loss attributable to noncontrolling interest	(14,687)	(17,600)	2,913	33,722	(51,322)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$343,800	$261,644	$82,156	$185,660	$75,984
Overall Results
2017 versus 2016: Net earnings were $343.8 million in 2017, compared to $261.6 million in 2016, an increase of $82.2 million. The increase of $82.2 million was primarily attributable to an increase of $101.9 million in net realized and unrealized gains in 2017, an increase of $26.4 million in fees and commission income, an increase of $24.6 million in other income, an increase in net investment income of $21.4 million, and a decrease in operating expenses of $19.1 million. These items were partially offset by a lower reduction in net incurred losses and LAE of $95.2 million and an increase in corporate expenses of $40.0 million. Income taxes were a benefit of $7.0 million in 2017, compared to a tax expense of $28.6 million in 2016, a change of $35.6 million.
2016 versus 2015: Net earnings were $261.6 million in 2016 compared to $185.7 million in 2015, an increase of $76.0 million. The increase of $76.0 million was primarily attributable to an increase in net realized and unrealized gains of $109.1 million, an increase in net investment income of $56.2 million, a higher reduction in net incurred losses and LAE of $15.1 million, and a decrease in operating expenses of $7.5 million, partially offset by an increase in the net earnings attributable to noncontrolling interest of $51.3 million, a decrease in net premiums earned of $27.6 million, a decrease in other income of $26.8 million and an increase of $16.0 million in income taxes.
Investment results are separately discussed below in "Investments."

Net Premiums Earned:
The following table shows the gross and net premiums written and earned for the Non-life Run-off segment for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	Change	2015	Change
	(in thousands of U.S. dollars)
Gross premiums written	$14,102	$17,316	$(3,214)	$38,704	$(21,388)
Ceded reinsurance premiums written	(7,620)	(8,114)	494	(16,110)	7,996
Net premiums written	6,482	9,202	(2,720)	22,594	(13,392)
Gross premiums earned	23,950	25,989	(2,039)	116,494	(90,505)
Ceded reinsurance premiums earned	(9,788)	(9,234)	(554)	(72,125)	62,891
Net premiums earned	$14,162	$16,755	$(2,593)	$44,369	$(27,614)
Because business in this segment is in run-off, our general expectation is for premiums associated with legacy business to decline in future periods. However, the actual amount in any particular year will be impacted by new acquisitions during the year, and the run-off of premiums from acquisitions completed in recent years.
2017 versus 2016: Premiums written and earned in 2017 and 2016 related primarily to Sussex's run-off business.
2016 versus 2015: Premiums written and earned in 2016 and 2015 related primarily to Sussex's run-off business.
Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Non-life Run-off segment for the years ended December 31, 2017, 2016 and 2015:

	2017			2016			2015
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$578,888	$2,835	$581,723	$529,937	$3,869	$533,806	$501,246	$16,049	$517,295
Net change in case and LAE reserves (1)	(381,450)	397	(381,053)	(608,168)	(617)	(608,785)	(366,262)	10,927	(355,335)
Net change in IBNR reserves (2)	(393,100)	2,373	(390,727)	(349,726)	2,342	(347,384)	(377,722)	12,948	(364,774)
Amortization of deferred charges	14,359	—	14,359	168,827	—	168,827	15,265	—	15,265
Increase (reduction) in estimates of net ultimate losses	(181,303)	5,605	(175,698)	(259,130)	5,594	(253,536)	(227,473)	39,924	(187,549)
Increase (reduction) in provisions for bad debt	(1,536)	—	(1,536)	(13,822)	—	(13,822)	(25,271)	—	(25,271)
Increase (reduction) in provisions for unallocated LAE	(54,071)	261	(53,810)	(44,190)	235	(43,955)	(62,653)	—	(62,653)
Amortization of fair value adjustments	10,114	—	10,114	25,432	—	25,432	4,643	—	4,643
Changes in fair value - fair value option	30,256	—	30,256	—	—	—	—	—	—
Net incurred losses and LAE	$(196,540)	$5,866	$(190,674)	$(291,710)	$5,829	$(285,881)	$(310,754)	$39,924	$(270,830)

(1)
Net change in case and LAE reserves comprises the movement during the year in specific case reserve liabilities as a result of claims settlements or changes advised to us by our policyholders and attorneys, less changes in case reserves recoverable advised by us to our reinsurers as a result of the settlement or movement of assumed claims.

(2)	Net change in IBNR represents the gross change in our actuarial estimates of IBNR, less amounts recoverable.

2017 versus 2016: The net reduction in incurred losses and LAE for the year ended December 31, 2017 of $190.7 million included net incurred losses and LAE of $5.9 million related to current period net earned premium, primarily for the portion of the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $5.9 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $196.5 million, which was attributable to a reduction in estimates of net ultimate losses of $181.3 million, a reduction in provisions for bad debt of $1.5 million and a reduction in provisions for unallocated LAE of $54.1 million, relating to 2017 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $10.1 million and a change in fair value of $30.3 million related to our assumed retroactive reinsurance agreements with RSA and QBE completed in 2017 and for which we have elected the fair value option. The reduction of estimates in net ultimate losses for the year ended December 31, 2017 was reduced by amortization of the deferred charge of $14.4 million. Overall, the reduction in net incurred losses and LAE was lower by $95.2 million in 2017 compared with 2016, primarily due to experiencing approximately $82.0 million of adverse net loss reserve development on certain asbestos reserves relating to increases in our estimates of ultimate losses as well as certain claims judgments.
The reduction in estimates of net ultimate losses relating to prior periods of $181.3 million comprised reductions in IBNR reserves of $393.1 million partially offset by net incurred loss development of $211.8 million, which includes amortization of deferred charges of $14.4 million. The decrease in the estimate of net IBNR reserves of $393.1 million (compared to $349.7 million during the year ended December 31, 2016), comprised a decrease of $70.0 million relating to asbestos liabilities (compared to an increase of $39.4 million in 2016), an decrease of $7.5 million relating to environmental liabilities (compared to an increase $35.5 million in 2016), a decrease of $7.2 million relating to general casualty liabilities (compared to $0.8 million in 2016), a decrease of $156.2 million relating to workers' compensation liabilities (compared to $333.2 million in 2016) and a decrease of $152.2 million relating to all other remaining liabilities (compared to $90.6 million in 2016).
The reduction in net IBNR reserves of $393.1 million relating to prior periods was a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data, following 59 commutations and policy buy-backs, to estimate loss reserves required to cover liabilities for unpaid losses and LAE relating to non-commuted exposures. The prior period estimate of net IBNR reserves was reduced as a result of the combined impact on all classes of business of loss development activity during 2017, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The net incurred loss development resulting from settlement of net advised case and LAE reserves of $381.5 million for net paid losses of $578.9 million related to the settlement of non-commuted losses in the year and 59 commutations and policy buy-backs of assumed and ceded exposures. Net advised case and LAE reserves settled by way of commutation and policy buyback during the year ended December 31, 2017 amounted to $7.4 million (comprising $23.2 million of assumed case reserves and LAE reserves, partially offset by $15.8 million of ceded incurred reinsurance recoverable case reserves).
The reduction in provisions for bad debt of $1.5 million was a result of the favorable resolution of contractual disputes with reinsurers, the reduction in bad debt provisions for insolvent reinsurers as a result of distributions received and the reduction of specific provisions held for potential disputes with reinsurers.
2016 versus 2015: The net reduction in incurred losses and LAE in 2016 of $285.9 million included current period net incurred losses and LAE of $5.8 million related to current period net earned premium of $7.1 million (primarily for the portion of the run-off business acquired with Sussex). Excluding current period net incurred losses and LAE of $5.8 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $291.7 million, which was attributable to a reduction in estimates of net ultimate losses of $259.1 million, a reduction in provisions for bad debts of $13.8 million and a reduction in provision for unallocated LAE of $44.2 million, relating to 2016 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $25.4 million.
The reduction in estimates of net ultimate losses relating to prior periods of $259.1 million comprised reductions in IBNR reserves of $349.7 million partially offset by net incurred loss development of $90.6 million, which includes amortization of deferred charges of $168.8 million. The decrease in the estimate of net IBNR reserves of $349.7 million (compared to $377.7 million in 2015) was comprised of an increase of $39.4 million relating to asbestos liabilities (compared to a decrease of $32.0 million in 2015), an increase of $35.5 million relating to environmental liabilities (compared to a decrease of $1.6 million in 2015), a decrease of $0.8 million relating to general casualty liabilities (compared to a decrease $3.0 million in 2015), a decrease of $333.2 million relating to workers' compensation liabilities (compared to a decrease of $243.4 million in 2015) and a decrease of $90.6 million relating to all other remaining liabilities (compared to a decrease in $97.7 million in 2015).

The reduction in net IBNR reserves of $349.7 million relating to prior periods was a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data, following 56 commutations and policy buy-backs, to estimate loss reserves required to cover liabilities for unpaid losses and LAE relating to non-commuted exposures. The prior period estimate of net IBNR reserves was reduced as a result of the combined impact on all classes of business of loss development activity during 2016, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The net incurred loss development resulting from settlement of net advised case and LAE reserves of $608.2 million for net paid losses of $529.9 million related to the settlement of non-commuted losses in the year and 56 commutations and policy buy-backs of assumed and ceded exposures (including the commutation of two of our top six assumed exposures and one of our top six ceded recoverables). Net advised case and LAE reserves settled by way of commutation and policy buy-back in 2016 amounted to $14.7 million (comprising $39.1 million of assumed case reserves and LAE reserves, partially offset by $24.4 million of ceded incurred reinsurance recoverable case reserves).
The reduction in provisions for bad debt of $13.8 million was a result of the collection of certain reinsurance recoverables against which bad debt provisions had been provided in earlier periods, and the reduction in bad debt provisions for insolvent reinsurers as a result of distributions received, partially offset by additional provisions for contractual disputes with reinsurers.
Acquisition Costs:
2017 versus 2016: Acquisition costs for the Non-life Run-off segment were $0.3 million in 2017, compared to $4.2 million in 2016, a decrease of $3.9 million. Acquisition costs in 2017 and 2016 primarily related to net premiums earned on the Sussex run-off business.
2016 versus 2015: Acquisition costs for the Non-life Run-off segment were $4.2 million in 2016, compared to $8.9 million for 2015, a decrease of $4.7 million. Acquisition costs in 2016 and 2015 primarily related to net premiums earned on the portion of the Sussex run-off business.
General and Administrative Expenses:
General and administrative expenses consist of operating expenses and corporate expenses.

	For Years Ended December 31,
	2017	2016	Change	2015	Change
	(in thousands of U.S. dollars)
Operating expenses	$132,235	$151,316	$(19,081)	$158,821	$(7,505)
Corporate expenses	101,592	61,583	40,009	54,213	7,370
General and administrative expenses	$233,827	$212,899	$20,928	$213,034	$(135)
2017 versus 2016: General and administrative expenses for the Non-life Run-off segment increased by $20.9 million, from $212.9 million in 2016 to $233.8 million in 2017. The increase in expenses in 2017 related primarily to:

•	an increase in performance-based salary and benefits due to higher net earnings of the Non-life Run-off segment in 2017 compared to 2016;

•	an increase in bank charges relating to the early repayment of the Sussex Facility and the FAL facility entered into at the end of 2016; and

•	an increase in professional fees relating to significant new business transactions and projects.
2016 versus 2015: General and administrative expenses for the Non-life Run-off segment decreased by $0.1 million from $213.0 million in 2015 to $212.9 million in 2016.
Fees and Commission Income:
2017 versus 2016: Our management companies in the Non-life Run-off segment earned fees and commission income of $43.8 million and $17.4 million in 2017 and 2016, respectively, an increase of $26.4 million. This increase primarily resulted from a $13.6 million increase in profit commission and fee income earned from KaylaRe, as described in Note 21 - "Related Party Transactions" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K. We also earned an additional $2.6 million of fee income in 2017 from a new third-

party run-off management engagement. The remaining increase is derived from additional fees earned from existing third-party clients. While our consulting subsidiaries continue to provide management and consultancy services, claims inspection services and reinsurance collection services to third-party clients in limited circumstances, the core focus of these subsidiaries is providing in-house services to companies within the Enstar group. These internal fees are eliminated upon consolidation of our results of operations.
2016 versus 2015: Our management companies in the Non-life Run-off segment earned fees and commission income of $17.4 million and $22.3 million in 2016 and 2015, respectively, this decrease being a result of lower fee income earned from our third-party clients. While our consulting subsidiaries continue to provide management and consultancy services, claims inspection services and reinsurance collection services to third-party clients in limited circumstances, the core focus of these subsidiaries is providing in-house services to companies within the Enstar group. These internal fees are eliminated upon consolidation of our results of operations.
Other Income:
2017 versus 2016: Other income was $27.1 million in 2017, compared to $2.5 million in 2016. The increase of $24.6 million is primarily attributable to an increase in our share of the net earnings of our equity method investees and an increase in recoveries of other assets.
2016 versus 2015: Other income was $2.5 million in 2016, compared to $29.3 million in 2015. The decrease of $26.8 million is primarily attributable to a reduction in recoveries of other assets in 2016.
Interest Expense:
2017 versus 2016: Interest expense was $29.0 million in 2017, compared to $22.3 million in 2016, an increase of $6.7 million. The increase in interest expense was primarily due to the issuance of Senior Notes in the first quarter of 2017.
2016 versus 2015: Interest expense was $22.3 million in 2016, compared to $33.6 million in 2015, a decrease of $11.3 million, primarily attributable to a reduction in intra-group loan balances in 2016.
Net Foreign Exchange Losses
2017 versus 2016: Net foreign exchange losses for the Non-life Run-off segment were $7.3 million in 2017 compared to net foreign exchange gains of $1.7 million in 2016. The change of $9.0 million in net foreign exchange losses in 2017 arose primarily as a result of changes in exchange rates and the resulting impact on our foreign currency denominated investments and subsidiaries, which is partially offset by the change in currency translation adjustment in the consolidated statement of comprehensive income.
2016 versus 2015: Net foreign exchange gains for the Non-life Run-off segment were $1.7 million in 2016, compared to net foreign exchange losses of $4.4 million in 2015. The change of $6.1 million is primarily a result of holding more British pound assets than British pound liabilities at a time when the pound depreciated against the U.S. dollar. The Non-life Run-off segment also recorded net foreign exchange (losses) of ($1.6) million and ($5.9) million in currency translation adjustment in the consolidated statement of comprehensive income, net of noncontrolling interest, in 2016 and 2015, respectively. In 2016 and 2015, the currency translation adjustments related primarily to our U.K and Australian based subsidiaries whose functional currency is the British Pound and Australian dollar.  In 2016 and 2015, we entered into forward exchange contracts to hedge the foreign currency exposure on our net investment in certain of our subsidiaries in the Non-life Run-off segment whose functional currency is the Australian dollar.
Income Taxes:
2017 versus 2016: We recorded an income tax benefit of $7.0 million for our Non-life Run-off segment in 2017, compared to an income tax expense of $28.6 million in 2016, a change of $35.6 million. The effective tax rate was (2.0)% in 2017 compared with 9.3% in 2016. The valuation allowance was decreased in relation to (i) the decrease of the deferred tax asset due to the reduction in the U.S. income tax rate from 35% to 21%, (ii) the current year utilization of deferred tax assets, partially offset by an increase relating to deferred tax assets for which we have deemed are not likely to be realized. In addition our tax rate was impacted by U.S. Tax Reform resulting in a tax benefit of $5.7 million, as well as having proportionately lower net income in our tax paying subsidiaries in 2017 than in 2016. Income tax expense is primarily generated through our foreign operations outside of Bermuda, principally in the United States, the United Kingdom, Continental Europe and Australia. The effective tax rate, which is calculated as income tax expense or benefit divided by income before tax, is driven primarily by the geographic distribution of pre-tax net income between jurisdictions with comparatively higher tax rates and those with comparatively lower income tax rates and as a result may fluctuate significantly from period to period.
2016 versus 2015: Income tax expense for our Non-life Run-off segment was $28.6 million in 2016, compared to $12.6 million in 2015, a change of $16.0 million. The effective tax rate was 9.3% for 2016, compared to 7.6% in 2015 due to having proportionately higher net income in our tax paying subsidiaries in 2016 than in 2015 as well as an increase in the valuation allowance on our deferred tax assets in the United States.
Noncontrolling Interest:
2017 versus 2016: Net earnings attributable to noncontrolling interest in our Non-life Run-off segment were $14.7 million in 2017, compared to $17.6 million in 2016, a decrease of $2.9 million. The decrease of $2.9 million in 2017 was due primarily to the decrease in earnings for those companies where there is a noncontrolling interest. The number of subsidiaries in this segment with a noncontrolling interest remained unchanged at two as at December 31, 2017 and December 31, 2016.
2016 versus 2015: Net earnings attributable to noncontrolling interest in our Non-life Run-off segment was $17.6 million in 2016, compared to the net loss attributable to noncontrolling interest of $33.7 million in 2015. The change of $51.3 million in net earnings attributable to noncontrolling interest in 2016 was due primarily to the increase in earnings for those companies where there is a noncontrolling interest. The number of subsidiaries in this segment with a noncontrolling interest remained unchanged at two as at December 31, 2016 and 2015.

Atrium Segment
The Atrium segment includes Atrium 5 Ltd. ("Atrium 5"), Atrium Underwriters Limited ("AUL") and Northshore Holdings Limited. Atrium 5 results represent its proportionate share of the results of Syndicate 609 for which it provides 25% of the underwriting capacity and capital. AUL results largely represent fees charged to Syndicate 609 and a 20% profit commission on the results of the syndicate less salaries and general and administrative expenses incurred in managing the syndicate. AUL also includes other Atrium Group non-syndicate fee income and associated expenses. Northshore Holdings Limited results include the amortization of intangible assets that were fair valued upon acquisition.
The following is a discussion and analysis of the results of operations for our Atrium segment for the years ended December 31, 2017, 2016 and 2015, which are summarized below.

	For Years Ended December 31,
	2017	2016	Change	2015	Change
	(in thousands of U.S. dollars)
Gross premiums written	$153,472	$143,170	$10,302	$149,082	$(5,912)

Net premiums written	$134,214	$140,437	$(6,223)	$134,580	$5,857

Net premiums earned	$134,747	$124,416	$10,331	$134,675	$(10,259)
Net incurred losses and LAE	(69,419)	(58,387)	(11,032)	(47,479)	(10,908)
Acquisition costs	(47,688)	(44,670)	(3,018)	(45,509)	839
Operating expenses	(17,444)	(14,233)	(3,211)	(18,499)	4,266
Underwriting income	196	7,126	(6,930)	23,188	(16,062)
Net investment income	4,218	2,940	1,278	2,225	715
Net realized and unrealized gains (losses)	1,117	(601)	1,718	252	(853)
Fees and commission income	22,788	18,189	4,599	28,352	(10,163)
Other income	230	206	24	359	(153)
Corporate expenses	(12,142)	(10,899)	(1,243)	(13,111)	2,212
Interest expense	(559)	(198)	(361)	(4,264)	4,066
Net foreign exchange losses	(5,060)	(3,310)	(1,750)	(213)	(3,097)
EARNINGS BEFORE INCOME TAXES	10,788	13,453	(2,665)	36,788	(23,335)
INCOME TAXES	(1,593)	(2,573)	980	(5,968)	3,395
NET EARNINGS FROM CONTINUING OPERATIONS	9,195	10,880	(1,685)	30,820	(19,940)
Net earnings attributable to noncontrolling interest	(3,772)	(4,464)	692	(14,262)	9,798
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$5,423	$6,416	$(993)	$16,558	$(10,142)

Underwriting ratios:
Loss ratio (1)	51.5%	46.9%	4.6%	35.3%	11.6%
Acquisition cost ratio (1)	35.4%	35.9%	(0.5)%	33.8%	2.1%
Operating expense ratio (1)	13.0%	11.5%	1.5%	13.7%	(2.2)%
Combined ratio (1)	99.9%	94.3%	5.6%	82.8%	11.5%
(1)Refer to "Underwriting Ratios" for a description of how these ratios are calculated.
Overall Results
An analysis of the components of the segment's net earnings is shown below, after the attribution of net earnings to noncontrolling interest.

The higher combined ratio in 2017 is primarily due to increases in the net loss and operating expense ratios. The increase in the net loss ratio is primarily attributable to the large losses in 2017, namely those attributable to hurricanes Harvey, Irma and Maria, which have impacted the current year loss experience. The impact of these losses on the net loss ratio has been reduced by higher favorable prior year loss development in 2017 as compared to 2016. The increase in the operating expense ratio is primarily attributable to profit-related expenses arising on favorable prior year loss development.
Investment results are separately discussed below in "Investments."
Gross Premiums Written:
The following table provides gross premiums written by line of business for the Atrium segment for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	Change	2015	Change
	(in thousands of U.S. dollars)
Marine, Aviation and Transit (1)	$35,105	$38,920	$(3,815)	$49,332	$(10,412)
Binding Authorities (2)	65,990	60,238	5,752	52,920	7,318
Reinsurance	19,730	14,223	5,507	15,589	(1,366)
Accident and Health	17,364	14,371	2,993	14,919	(548)
Non-Marine Direct and Facultative	15,283	15,418	(135)	16,322	(904)
Total	$153,472	$143,170	$10,302	$149,082	$(5,912)
(1) The Marine, Aviation and Transit line of business includes marine, upstream energy, aviation and terrorism lines previously disclosed as separate lines of business.
(2) The Binding Authorities line of business includes Liability and Property & Casualty Binding Authorities lines previously disclosed as separate lines of business.
See below for a discussion of the drivers of the increase in net premiums earned for 2017 as compared with 2016, which also explain the increase in gross premium written for the same periods.
Net Premiums Earned:
The following table provides net premiums earned by line of business for the Atrium segment for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	Change	2015	Change
	(in thousands of U.S. dollars)
Marine, Aviation and Transit (1)	$29,234	$33,657	$(4,423)	$44,293	$(10,636)
Binding Authorities (2)	60,293	54,048	6,245	49,172	4,876
Reinsurance	16,173	11,443	4,730	14,475	(3,032)
Accident and Health	15,777	12,196	3,581	12,603	(407)
Non-Marine Direct and Facultative	13,270	13,072	198	14,132	(1,060)
Total	$134,747	$124,416	$10,331	$134,675	$(10,259)
(1) The Marine, Aviation and Transit line of business includes marine, upstream energy, aviation and terrorism lines previously disclosed as separate lines of business.
(2) The Binding Authorities line of business includes Liability and Property & Casualty Binding Authorities lines previously disclosed as separate lines of business.
2017 versus 2016: Net premiums earned for the Atrium segment were $134.7 million in 2017, compared to $124.4 million in 2016, an increase of $10.3 million. The increase of $10.3 million was seen across all lines of business in 2017 except marine, aviation and transit. The premium increase for the binding authorities line reflects the continued growth of international professional liability business due to new underwriters hired in recent years, as well as the continued success of AU Gold, Atrium's proprietary online underwriting platform. New business has been written by property reinsurance underwriters who joined Atrium during 2016. Offsetting these increases was a reduction in premium for the marine, aviation and transit class, where continued pressure on premium rates and terms and conditions led to the non-renewal of certain business in order to maintain underwriting discipline.
2016 versus 2015: Net premiums earned for the Atrium segment were $124.4 million in 2016, compared to $134.7 million in 2015, a decrease of $10.3 million. The decrease of $10.3 million in 2016 was primarily due to the non-renewal of certain business that no longer met our underwriting standards, particularly in the marine, aviation and transit and reinsurance lines. We saw continued pressure on premium rates and terms and conditions due to overcapacity in many markets for insurable risks. We continued to focus on risk selection and underwriting for profitability. These premium decreases were partially offset by the increase in the binding authorities lines, which reflects the continued success of AU Gold, Atrium's proprietary online underwriting platform.
Net Incurred Losses and LAE:
2017 versus 2016: Net incurred losses and LAE were $69.4 million in 2017, compared to $58.4 million in 2016, an increase of $11.0 million. Net favorable loss development in 2017 and 2016 was $20.9 million and $13.0 million, respectively. Net favorable loss development in 2017 and 2016 was experienced across most lines of business. Excluding prior year loss development, net incurred losses and LAE in 2017 and 2016 were $90.4 million and $71.4 million, respectively. The losses in 2017 included $18.5 million in respect of the large catastrophe events that occurred in the third quarter of 2017, primarily hurricanes Harvey, Irma and Maria. Excluding the large catastrophe events the current year losses were $71.9 million in 2017, broadly consistent with 2016. The large catastrophe events impacted the binding authorities, non-marine direct and facultative and reinsurance lines of business.
2016 versus 2015: Net incurred losses and LAE were $58.4 million in 2016, compared to $47.5 million in 2015, an increase of $10.9 million. Net favorable loss development in 2016 and 2015 was $13.0 million and $21.9 million, respectively. Net favorable loss development in 2016 was experienced across most lines of business. Net favorable loss development in 2015 primarily related to the professional indemnity, aviation, marine and upstream energy lines of business. Excluding net favorable prior year loss development, net incurred losses and LAE in 2016 and 2015 were $71.4 million and $69.4 million, respectively. The increase of $2.0 million in net incurred losses and LAE, excluding prior year loss development, was primarily due to notable 2016 losses in the terrorism and aviation lines, compared to a lower level of losses in 2015.
Acquisition Costs:
2017 versus 2016: Acquisition costs were $47.7 million in 2017, compared to $44.7 million in 2016, an increase of $3.0 million. The Atrium acquisition cost ratios for 2017 and 2016 were 35.4% and 35.9%, respectively, a decrease of 0.5%. The decrease in the ratio was primarily due to changes in the business mix.
2016 versus 2015: Acquisition costs were $44.7 million in 2016, compared to $45.5 million in 2015, a decrease of $0.8 million. The acquisition cost ratios in 2016 and 2015 were 35.9% and 33.8%, respectively, an increase of 2.1%. The increase of 2.1% in the ratio was primarily due to less premium written in lines of business with lower acquisition ratios.
Operating Expenses:
2017 versus 2016: Operating expenses for the Atrium segment were $17.4 million in 2017, compared to $14.2 million in 2016, an increase of $3.2 million. The increase of $3.2 million in 2017 primarily relates to profit commission payable to AUL and bonus costs which are based on the Lloyd’s year of account results. These results are being driven by the favorable prior year loss development, which is greater in 2017 compared to 2016.
2016 versus 2015: Operating expenses for the Atrium segment were $14.2 million in 2016, compared to $18.5 million in 2015, a decrease of $4.3 million. The decrease of $4.3 million in 2016 primarily relates to lower bonus accruals resulting from lower net earnings in 2016 compared to 2015 as well as the foreign exchange impact of the stronger U.S. dollar in 2016 compared with 2015.
Fees and Commission Income:
2017 versus 2016: Fees and commission income was $22.8 million in 2017, compared to $18.2 million in 2016, an increase of $4.6 million. The fees represent management and profit commission fees earned by us in relation to AUL’s management of Syndicate 609 and other underwriting consortiums. The increase of $4.6 million in 2017 is primarily due to profit commission on higher syndicate profits arising on the prior year underwriting profits in 2017 as compared with 2016.

2016 versus 2015: Fees and commission income was $18.2 million in 2016, compared to $28.4 million in 2015, a decrease of $10.2 million. The decrease of $10.2 million in 2016 was primarily due to management and profit commission fees earned by us in relation to AUL’s management of Syndicate 609 and other underwriting consortiums. The decrease was due primarily to profit commission on lower syndicate profits in 2016 as compared with 2015.
Corporate Expenses:
2017 versus 2016: Corporate expenses for the Atrium segment were $12.1 million in 2017, a $1.2 million increase over $10.9 million in 2016.
2016 versus 2015: Corporate expenses for the Atrium segment were $10.9 million in 2016, compared to $13.1 million in 2015, a decrease of $2.2 million. The decrease of $2.2 million in 2016 primarily relates to the Atrium employee share schemes as well as reduced costs for legal and professional fees.
Interest Expense:
2017 versus 2016: Interest expense was $0.6 million in 2017, broadly consistent with $0.2 million in 2016.
2016 versus 2015: Interest expense was $0.2 million in 2016, compared to $4.3 million in 2015, a decrease of $4.1 million. The $4.3 million in interest expense in 2015 was in respect of borrowings under the Enstar revolving credit facility.
Net Foreign Exchange Losses
2017 versus 2016: Net foreign exchange losses for the Atrium segment were $5.1 million in 2017 compared to $3.3 million in 2016. The net foreign exchange losses in 2017 resulted primarily from recognizing realized losses on the foreign currency available for sale investment portfolio, that were mostly reclassified from accumulated other comprehensive income.
2016 versus 2015: Net foreign exchange losses for the Atrium segment were $3.3 million in 2016 compared to $0.2 million in 2015. Net foreign exchange losses in 2016 resulted primarily from recognizing realized losses on the foreign currency available for sale investment portfolio, that were mostly reclassified from accumulated other comprehensive income.
Income Taxes:
2017 versus 2016: We recorded income tax expense of $1.6 million in 2017, compared to $2.6 million in 2016, a decrease of $1.0 million, primarily due to lower earnings in the Atrium segment. Income tax expense is associated with the operations of Atrium 5 and AUL in the United Kingdom. The effective tax rates for the Atrium segment in 2017 and 2016 were 14.8% and 19.1%, respectively.
2016 versus 2015: We recorded income tax expense of $2.6 million in 2016, compared to $6.0 million in 2015, a decrease of $3.4 million, primarily due to lower earnings in the Atrium segment. The effective tax rates for the Atrium segment in 2016 and 2015 were 19.1% and 16.2%, respectively.
Noncontrolling Interest:
2017 versus 2016: Net earnings attributable to noncontrolling interest in our Atrium segment were $3.8 million in 2017, compared to $4.5 million in 2016, a change of $0.7 million, primarily due to lower earnings in the Atrium segment. As of December 31, 2017, Trident and Dowling had a combined 41.0% noncontrolling interest in the Atrium segment.
2016 versus 2015: Net earnings attributable to noncontrolling interest in our Atrium segment were $4.5 million in 2016, compared to $14.3 million in 2015, a change of $9.8 million, primarily due to lower earnings in the Atrium segment. As of December 31, 2016, Trident and Dowling had a combined 41.0% noncontrolling interest in the Atrium segment, although their share of net earnings was higher due primarily to the interest expense recorded in the segment.

StarStone Segment
The results of our StarStone segment include the results of StarStone Insurance Bermuda Limited and its subsidiaries ("StarStone") and StarStone Specialty Holdings Limited. StarStone results represent the active underwriting operations.
The following is a discussion and analysis of the results of operations for the StarStone segment for the years ended December 31, 2017, 2016 and 2015, which are summarized below.

	For Years Ended December 31,
	2017	2016	Change	2015	Change
	(in thousands of U.S. dollars)
Gross premiums written	$895,160	$854,699	$40,461	$824,714	$29,985

Net premiums written	$464,901	$648,036	$(183,135)	$628,427	$19,609

Net premiums earned	$459,403	$676,608	$(217,205)	$573,146	$103,462
Net incurred losses and LAE	(314,806)	(401,593)	86,787	(327,684)	(73,909)
Acquisition costs	(48,012)	(138,822)	90,810	(109,347)	(29,475)
Operating expenses	(135,558)	(124,239)	(11,319)	(128,544)	4,305
Underwriting income (loss)	(38,973)	11,954	(50,927)	7,571	4,383
Net investment income	27,706	22,221	5,485	15,937	6,284
Net realized and unrealized gains (losses)	16,613	5,728	10,885	(9,784)	15,512
Fees and commission income	632	5,102	(4,470)	—	5,102
Other income	570	740	(170)	3,088	(2,348)
Interest expense	(1,902)	(47)	(1,855)	(6)	(41)
Net foreign exchange gains (losses)	(926)	754	(1,680)	480	274
EARNINGS BEFORE INCOME TAXES	3,720	46,452	(42,732)	17,286	29,166
INCOME TAXES	988	(3,693)	4,681	5,888	(9,581)
NET EARNINGS FROM CONTINUING OPERATIONS	4,708	42,759	(38,051)	23,174	19,585
Net earnings attributable to noncontrolling interest	(1,882)	(17,542)	15,660	(9,510)	(8,032)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$2,826	$25,217	$(22,391)	$13,664	$11,553

Underwriting ratios:
Loss ratio (1)	68.5%	59.4%	9.1%	57.2%	2.2%
Acquisition cost ratio (1)	10.5%	20.5%	(10.0)%	19.1%	1.4%
Operating expense ratio (1)	29.5%	18.3%	11.2%	22.4%	(4.1)%
Combined ratio (1)	108.5%	98.2%	10.3%	98.7%	(0.5)%

(1)	Refer to "Underwriting Ratios" for a description of how these ratios are calculated.
Overall Results
The StarStone segment recorded net earnings of $2.8 million in 2017 compared to $25.2 million in 2016, a decrease of $22.4 million. The decrease was primarily attributable to the third quarter catastrophe losses of $53.4 million for hurricanes Harvey, Irma and Maria, partially offset by improved investment results. The combined ratio increased to 108.5% in 2017, compared to 98.2% in 2016, primarily due to the hurricanes in the third quarter of 2017. The catastrophe events contributed 11.7 points to the loss ratio and 11.8 points to the combined ratio. The decrease in net premiums written and earned is primarily due to the 35% whole account quota share reinsurance arrangement with KaylaRe, which covers all business written during underwriting years 2016 and 2017. The decrease of 10.0 points in the acquisition cost ratio is driven by the ceding commission earned on the cession to KaylaRe as described below.

The increase of 11.2 percentage points in the operating expense ratio is a result of the combination of an increase in operating expenses and lower net premiums earned after the reinsurance cession to KaylaRe.
Investment results are separately discussed below in "Investments."
Gross Premiums Written:
The following table provides gross premiums written by line of business for the StarStone segment for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	Change	2015	Change
	(in thousands of U.S. dollars)
Casualty	$289,274	$267,352	$21,922	$246,956	$20,396
Marine	213,754	202,672	11,082	150,828	51,844
Property	217,680	203,336	14,344	236,670	(33,334)
Aerospace	65,804	68,104	(2,300)	87,703	(19,599)
Workers' Compensation	108,648	113,235	(4,587)	102,557	10,678
Total	$895,160	$854,699	$40,461	$824,714	$29,985
2017 versus 2016: Gross premiums written increased by $40.5 million during 2017 as a result of new business written in the U.S. and Europe for casualty, marine and property lines. Our largest line of business, casualty, experienced growth in U.S. excess casualty, partially offset by a reduction in U.S. healthcare resulting from a change in underwriting strategy. Marine includes diversified lines, with most of the growth in gross premiums written occurring in the marine cargo line. Our property line experienced the most growth; this was a combination of growth in the international property business and also includes a new line of business for mortgage reinsurance where we wrote $5.7 million in respect of two quota share reinsurance treaties covering U.S. mortgages. The aerospace and workers' compensation lines of business decreased, the latter due to the timing of contract renewals, and some opportunistic business written in 2016 that was not renewed in 2017.
2016 versus 2015: Gross premiums written in our marine and casualty lines increased during 2016 as a result of selective growth in new business, including new business written by underwriters hired late in 2015 and during 2016. We continued to expand our geographic reach and range of products in our workers' compensation line. Gross premiums written in both our property and aerospace business decreased. Gross premiums written in the property line were higher in 2015 due to an initial assumption of in-force unearned premium of $31.0 million under quota share agreements with Sussex, following the acquisition by Enstar. Aerospace premiums written were lower following our decision in 2015 to discontinue our space product and certain airlines business that no longer met our pricing standards.

Net Premiums Earned:

The following table provides net premiums earned by line of business for the StarStone segment for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	Change	2015	Change
	(in thousands of U.S. dollars)
Casualty	$172,209	$226,330	$(54,121)	$187,984	$38,346
Marine	117,864	162,333	(44,469)	116,127	46,206
Property	96,757	132,927	(36,170)	114,589	18,338
Aerospace	30,148	66,937	(36,789)	75,515	(8,578)
Workers' Compensation	42,425	88,081	(45,656)	78,931	9,150
Total	$459,403	$676,608	$(217,205)	$573,146	$103,462

2017 versus 2016: Net premiums earned for the StarStone segment were $459.4 million in 2017, compared to $676.6 million in 2016, a decrease of $217.2 million. The decrease of $217.2 million in 2017 was primarily attributable to the 35% whole account quota share reinsurance cession to KaylaRe which covers all business written during underwriting years 2016 and 2017. The amount ceded to KaylaRe was $233.9 million. Excluding the amount ceded to KaylaRe, net premiums earned increased by $16.7 million. The increase was driven by casualty, marine and property, while aerospace and workers' compensation decreased in line with decreases in current and prior year decreases in gross premiums written.
2016 versus 2015: Net premiums earned for the StarStone segment were $676.6 million in 2016, compared to $573.1 million in 2015, an increase of $103.5 million. The increase of $103.5 million in 2016 was primarily due to growth in the marine, casualty, property and workers' compensation lines of business.

Net Incurred Losses and LAE:
2017 versus 2016: Net incurred losses and LAE were $314.8 million in 2017, compared to $401.6 million in 2016, a decrease of $86.8 million. The movement for 2017 includes $53.4 million of net incurred losses in respect of the large catastrophe events that occurred in the third quarter of 2017, for hurricanes Harvey, Irma and Maria. Excluding these large catastrophe events, the movement was a decrease of $139.8 million. The decrease is primarily due to business ceded to KaylaRe under the 35% quota share cession for underwriting years 2016 and 2017. The loss ratio for 2017 was 68.5% (or 56.8% excluding the impact of the catastrophe losses), compared to a loss ratio of 59.4% in 2016. Excluding net prior year loss development, net incurred losses and LAE were $341.6 million in 2017, compared to $415.8 million in 2016.
Net favorable prior year loss development in 2017 was $26.8 million, compared to $14.2 million in 2016. Net favorable prior year loss development in 2017 was primarily related to U.S. excess casualty and workers’ compensation. Net favorable prior year loss development in 2016 was primarily related to marine liability, offshore and terrorism.
2016 versus 2015: Net incurred losses and LAE were $401.6 million in 2016, compared to $327.7 million in 2015, an increase of $73.9 million. Excluding net prior year loss development, net incurred losses and LAE in 2016 were $415.8 million, compared to $367.0 million in 2015.
Net favorable prior year loss development in 2016 was $14.2 million, compared to $39.4 million in 2015. Net favorable prior year loss development in 2016 was primarily related to marine liability, offshore and terrorism. Net favorable prior year loss development in 2015 was primarily related to construction, general property and terrorism.
Acquisition Costs:
2017 versus 2016: Acquisition costs of the StarStone segment were $48.0 million in 2017, compared to $138.8 million in 2016, a decrease of $90.8 million. The decrease of $90.8 million in 2017 was primarily due to the ceding commission of $99.5 million earned on the KaylaRe quota share reinsurance contract. The acquisition cost ratios for 2017 and 2016 were 10.5% and 20.5%, respectively. The ratio decreased by 10.0% in 2017 compared to 2016, primarily due to the ceding commission earned discussed above. Excluding the impact of the KaylaRe ceding commission, the acquisition cost ratio was 21.2%, which is a slight increase on the prior year ratio of 20.5%.
2016 versus 2015: Acquisition costs of the StarStone segment were $138.8 million in 2016, compared to $109.3 million in 2015, an increase of $29.5 million. The increase of $29.5 million in 2016 was primarily due to an increase of $103.5 million in net premiums earned. The acquisition cost ratio was 20.5% in 2016, compared to 19.1% in 2015, an increase of 1.4%. The increase was primarily due to higher gross premiums written in property and marine, which have higher acquisition cost ratios, partially offset by writing less aerospace, which has a lower acquisition cost ratio.
Operating Expenses:
2017 versus 2016: Operating expenses were $135.6 million in 2017, compared to $124.2 million in 2016, an increase of $11.3 million. The increase of $11.3 million in 2017 was primarily due to an increase in compensation costs in respect of additional headcount for our growth strategies in certain lines of business, and the prior year included the impact of favorable foreign exchange rates.
2016 versus 2015: Operating expenses were $124.2 million in 2016, compared to $128.5 million in 2015, a decrease of $4.3 million. The 2016 decrease in operating expenses was partially due to favorable foreign exchange movement in the U.S. Dollar, resulting in a reduction in expenses in the United Kingdom and Continental Europe in U.S. dollar terms, partially offset by an increase in valuation of stock appreciation right awards outstanding in 2016 as a result of the increase in our share price.

Fees and Commission Income:
2017 versus 2016: Fees and commission income was $0.6 million in 2017, compared to $5.1 million in 2016, a decrease of $4.5 million. Fees and commission income for the years ended December 31, 2017 and 2016 primarily represents income related to the KaylaRe cession, as described in Note 21 - "Related Party Transactions" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

2016 versus 2015: Fees and commission income was $5.1 million in 2016, compared to $nil in 2015, an increase of $5.1 million. The increase of $5.1 million in 2016 was primarily due to the KaylaRe cession, as described in Note 21 - "Related Party Transactions" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

Other Income:

2017 versus 2016: Other income was $0.6 million in 2017, broadly consistent with $0.7 million in 2016.

2016 versus 2015: Other income was $0.7 million in 2016, compared to $3.1 million in 2015, a decrease of $2.3 million, primarily due to higher amortization of acquisition-related fair value adjustments being incurred in 2015 after the acquisition of StarStone by Enstar.

Interest Expense:

2017 versus 2016: Interest expense was $1.9 million in 2017, compared to $nil in 2016, an increase of $1.9 million. The increase of $1.9 million was due to interest charged by KaylaRe in respect of the whole account quota share which is on a funds-withheld basis.

2016 versus 2015: Interest expense in 2016 was immaterial and broadly consistent with 2015.

Net Foreign Exchange Gains (Losses):

2017 versus 2016: Net foreign exchange losses of $0.9 million in 2017, compared to net foreign exchange gains of $0.8 million in 2016, a change of $1.7 million. The net foreign exchange losses were primarily driven by movements in the British Pound and Euro exchange rates against the U.S. Dollar, net of currency matching and hedging activities.
2016 versus 2015: Net foreign exchange gains of $0.8 million in 2016 were broadly consistent with net foreign exchange gains of $0.5 million in 2015.
Income Taxes:
2017 versus 2016: We recorded an income tax benefit of $1.0 million in 2017, compared to an income tax expense of $3.7 million in 2016, a change of $4.7 million. The income tax benefit in 2017 was primarily due to the recognition of deferred tax assets in the U.S. resulting from changes to our U.S. reinsurance program following U.S. tax reform. The income tax expense in 2016 primarily related to corporation tax in our U.S. entities, offset by lower U.K corporation tax due to group relief with the Atrium segment.
2016 versus 2015: We recorded an income tax expense of $3.7 million in 2016, compared to an income tax benefit of $5.9 million in 2015, a change of $9.6 million. The income tax expense in 2016 primarily related to corporation tax in our U.S. entities, offset by lower U.K corporation tax due to group relief with the Atrium segment. The income tax benefit in 2015 was attributable to a reduction in valuation allowances in the U.S and the result of tax loss offsets in the UK.
Noncontrolling Interest:
2017 versus 2016: Net earnings attributable to noncontrolling interest were $1.9 million in 2017, compared to $17.5 million in 2016, a change of $15.7 million, primarily due to the large catastrophe events in the third quarter of 2017, hurricanes Harvey, Irma, and Maria, which resulted in lower net earnings in 2017, compared to net earnings in 2016.
2016 versus 2015: Net earnings attributable to noncontrolling interest were $17.5 million in 2016, compared to $9.5 million in 2015, a change of $8.0 million, primarily as a result of increased earnings in the StarStone entities in 2016 compared to 2015.

Other
Our other activities, which do not qualify as a reportable segment, include our corporate expenses, debt servicing costs, holding company income and expenses, foreign exchange, our remaining life business and other miscellaneous items. The presentation of the results of our other activities reflect the classification of Pavonia as discontinuing operations and held-for-sale. Following the sale of Pavonia and Laguna, we no longer have any annuity products and our continuing life business will comprise of term life products in Alpha Insurance SA and the life settlements business.
The following is a discussion and analysis of our results of operations for our other activities for the years ended December 31, 2017, 2016 and 2015, which are summarized below.

	For Years Ended December 31,
	2017	2016	Change	2015	Change
	(in thousands of U.S. dollars)
Net premiums earned	$4,809	$5,735	$(926)	$1,554	$4,181
Life and Annuity Policy Benefits	(4,015)	2,038	(6,053)	546	1,492
Acquisition costs	(878)	1,121	(1,999)	—	1,121
Underwriting income (loss)	(84)	8,894	(8,978)	2,100	6,794
Net investment income	10,187	15,065	(4,878)	15,403	(338)
Net realized and unrealized losses	(6,941)	(4,994)	(1,947)	(608)	(4,386)
Fees and commission income (expense)	(1,166)	(1,374)	208	(11,269)	9,895
Other income (expense)	648	1,393	(745)	(2,413)	3,806
Corporate expenses	(37,014)	(61,464)	24,450	(15,971)	(45,493)
Interest expense	3,329	1,871	1,458	18,466	(16,595)
Net foreign exchange gains (losses)	(4,204)	207	(4,411)	732	(525)
Loss on sale of subsidiary	(16,349)	—	(16,349)	—	—
EARNINGS (LOSSES) BEFORE INCOME TAXES	(51,594)	(40,402)	(11,192)	6,440	(46,842)
INCOME TAXES	10	(31)	41	—	(31)
NET EARNINGS (LOSSES) FROM CONTINUING OPERATIONS	(51,584)	(40,433)	(11,151)	6,440	(46,873)
NET EARNINGS (LOSSES) FROM DISCONTINUING OPERATIONS, NET OF INCOME TAX EXPENSE	10,993	11,963	(970)	(2,031)	13,994
NET EARNINGS (LOSSES) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$(40,591)	$(28,470)	$(12,121)	$4,409	$(32,879)
Overall Results:
Net losses were $40.6 million for 2017 and $28.5 million for 2016, an increase in net losses of $12.1 million which primarily resulted from a loss on sale of our Laguna subsidiary of $16.3 million, a $9.0 million decrease in underwriting income from our remaining Life business and a $4.9 million decrease in net investment income, partially offset by a $15.8 million decrease in stock compensation expense which was higher in 2016 due to the valuation of stock appreciation right awards due to an increase in the share price.
Net losses were $28.5 million in 2016 compared to net earnings of $4.4 million in 2015, a change in net losses of $32.9 million, primarily due to an increase in stock compensation expense of $18.3 million as described above, and $5.3 million of impairment charges on investments in life settlements in 2016 compared to $nil in 2015.
For 2017, 2016 and 2015, the contribution to net earnings from our Pavonia life and annuities business, classified as discontinuing operations, was $11.0 million, $12.0 million and $(2.0) million, respectively. For further information refer to Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinuing Operations" in the Consolidated Financial Statements within Item 8 of this Annual Report on Form 10-K.
Investment results are separately discussed below in "Investments."

Underwriting Income:
2017 versus 2016: Underwriting loss was $0.1 million in 2017, compared to underwriting income of $8.9 million in 2016, a decrease of $9.0 million which primarily results from a $7.2 million decrease in underwriting income in respect of our life businesses, Alpha and Laguna.

2016 versus 2015: Underwriting income was $8.9 million in 2016, compared to $2.1 million in 2015, an increase of $6.8 million which primarily results from a $5.1 million increase in underwriting income in respect of Alpha and Laguna.

Fees and Commission Income:
2017 versus 2016: Fee and commission expense was $1.2 million in 2017, which is broadly consistent with an expense of $1.4 million in 2016.

2016 versus 2015: Fee and commission expense was $1.4 million in 2016, compared to an expense of $11.3 million in 2015, a change of $9.9 million, primarily due to 2015 including the impact of the elimination of certain transactions between reportable segments that did not reoccur in 2016.

Corporate Expenses:
2017 versus 2016: Corporate expenses were $37.0 million in 2017, compared to $61.5 million in 2016, a decrease of $24.5 million. The decrease is primarily due to a $15.8 million decrease in stock compensation expense which was higher in 2016 due to the valuation of stock appreciation right awards due to an increase in the share price.

2016 versus 2015: Corporate expenses were $61.5 million in 2016, compared to $16.0 million in 2015, an increase of $45.5 million. The increase is primarily due to an increase in stock compensation expense of $18.3 million in 2016 as described above, and other non-recurring corporate expenses.

Interest Expense:
2017 versus 2016: Interest income was $3.3 million in 2017, reflected on the interest expense line, compared to $1.9 million in 2016, a decrease of $1.5 million. This represents the elimination of interest expense between our reportable segments.

2016 versus 2015: Interest income was $1.9 million in 2016, compared to $18.5 million in 2015, a decrease of $16.6 million. The decrease reflected lower intra-group loan balances following settlement activity.

Net Foreign Exchange Gains (Losses):
2017 versus 2016: Net foreign exchange losses were $4.2 million in 2017, compared to net gains of $0.2 million in 2016, a change of $4.4 million which primarily resulted from foreign exchange losses realized by certain of our Life subsidiaries whose functional currency is the Euro, and who were holding more U.S. dollar assets than U.S. dollar liabilities and who consequently recognized a foreign exchange loss at a time when the U.S. dollar depreciated against the Euro. We manage our foreign currency risk on a consolidated basis by seeking to match our liabilities that are payable in foreign currencies with assets that are denominated in such currencies.

2016 versus 2015: Net foreign exchange gains were $0.2 million in 2016, broadly consistent with net gains of $0.7 million in 2015.

Loss of Sale on Subsidiary and Net Earnings (Losses) from Discontinued Operations, Net of Tax:
During 2017 we sold our wholly-owned Irish life subsidiary Laguna and recorded a loss on sale of $16.3 million.
For 2017, 2016 and 2015, the contribution to net earnings from our Pavonia life and annuities business, classified as discontinuing operations, was $11.0 million, $12.0 million and $(2.0) million, respectively.
For further information refer to Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinuing Operations" in the Consolidated Financial Statements within Item 8 of this Annual Report on Form 10-K.

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
Investable assets were $9.8 billion as at December 31, 2017 as compared to $8.4 billion as at December 31, 2016, an increase of 16.1%. The increase was primarily due to the investments and funds held balance acquired in relation to the QBE and RSA transactions.
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

In the Non-life Run-off, Atrium and StarStone segments, we maintain investment portfolios that are shorter duration than the liabilities in order to provide liquidity for the settlement of losses and, where possible, to avoid having to liquidate longer-dated investments. In the Non-life Run-off segment, the commutations of liabilities also have the potential to accelerate the natural payout of losses, which requires liquidity.
Our fixed maturity securities include U.S. government and agency investments, highly rated sovereign and supranational investments, high-grade corporate investments, and mortgage-backed and asset-backed investments. We allocate a portion of our investment portfolio to other investments, including private equity funds, fixed income funds, fixed income hedge funds, equity funds, CLO equities, CLO equity funds and private credit funds.
We utilize and pay fees to various companies to provide investment advisory and/or management services. These fees, which are predominantly based upon the amount of assets under management, are included in net investment income. The total fees we paid to our investment managers for the year ended 2017 were $7.5 million, including $1.3 million to our largest single investment manager.
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

Composition of Investable Assets By Segment
Across all of our segments, we strive to structure our investments in a manner that recognizes our liquidity needs for future liabilities. Our remaining life subsidiary did not qualify as a reportable segment and is reflected as Other below. We consider the duration characteristics of our liabilities in determining the extent to which we correlate with assets of comparable duration depending on our other investment strategies and to the extent practicable. If our liquidity needs or general liability profile unexpectedly change, we may adjust the structure of our investment portfolio to meet our revised expectations. The following tables summarize the composition of total investable assets by segment as at December 31, 2017 and 2016:

	Non-life Run-off	Atrium	StarStone	Other	Total
December 31, 2017	(in thousands of U.S. dollars)
Short-term investments, trading, at fair value	$165,388	$2,452	$12,371	$—	$180,211
Fixed maturities, trading, at fair value	4,407,094	107,083	1,181,896	—	5,696,073
Fixed maturities, available-for-sale, at fair value	44	79,246	—	130,995	210,285
Equities, trading, at fair value	97,187	2,671	6,745	—	106,603
Other investments, at fair value	732,482	6,523	159,239	15,148	913,392
Other investments, at cost	—	—	—	125,621	125,621
Total investments	5,402,195	197,975	1,360,251	271,764	7,232,185
Cash and cash equivalents (including restricted cash and cash equivalents)	868,243	51,500	264,664	28,429	1,212,836
Funds held - directly managed	1,179,940	—	—	—	1,179,940
Funds held by reinsured companies	133,731	26,646	15,006	—	175,383
Total investable assets	$7,584,109	$276,121	$1,639,921	$300,193	$9,800,344
Duration (in years)	5.67	1.86	2.33	5.52	4.98
Average credit rating (1)	A+	AA-	AA+	AA-	A+

	Non-life Run-off	Atrium	StarStone	Other	Total
December 31, 2016	(in thousands of U.S. dollars)
Short-term investments, trading, at fair value	$201,188	$7,938	$6,160	$7,632	$222,918
Short-term investments, available-for-sale, at fair value	—	268	—	—	268
Fixed maturities, trading, at fair value	3,144,811	13,320	1,199,460	30,651	4,388,242
Fixed maturities, available-for-sale, at fair value	3,108	142,562	—	121,829	267,499
Equities, trading, at fair value	88,481	—	6,566	—	95,047
Other investments, at fair value	783,857	—	153,190	—	937,047
Other investments, at cost	—	—	—	131,651	131,651
Total investments	4,221,445	164,088	1,365,376	291,763	6,042,672
Cash and cash equivalents (including restricted cash and cash equivalents)	912,016	83,548	295,341	27,740	1,318,645
Funds held - directly managed	994,665	—	—	—	994,665
Funds held by reinsured companies	48,525	22,883	10,665	—	82,073
Total investable assets	$6,176,651	$270,519	$1,671,382	$319,503	$8,438,055
Duration (in years)	2.68	1.20	2.31	2.58	2.56
Average credit rating (1)	AA-	AA	AA-	AA-	AA-
(1) Included in the calculation are the credit ratings of cash and cash equivalents, short-term investments, fixed maturities and funds held - directly managed at December 31, 2017 and 2016.
As at December 31, 2017 and 2016, our investment portfolio, including funds held - directly managed had an average credit quality rating of A+ and AA-respectively. As at December 31, 2017 and 2016, our fixed maturity investments rated lower than BBB- comprised 5.4% and 3.7% of our total investment portfolio, respectively. A detailed schedule of average credit ratings by asset class as at December 31, 2017 is included in Note 6 - "Investments" and Note 7 - "Funds Held - Directly Managed" of our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

Schedules of maturities for our fixed maturity securities are included in Note 6 - "Investments" and Note 7 - "Funds Held - Directly Managed" of our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Composition of Investment Portfolio by Asset Class
The following table summarizes the fair value and composition of our investment portfolio by asset class as at December 31, 2017 and 2016:

	December 31, 2017
	Fair Value
	AAA Rated	AA Rated	A Rated	BBB Rated	Non-investment Grade	Not Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and available-for-sale
U.S. government & agency	$556,859	$1,364	$—	$—	$—	$—	$558,223	7.7%
Non-U.S. government	134,619	409,315	79,030	62,964	6,641	—	692,569	9.6%
Corporate	123,059	375,252	1,854,503	932,238	188,237	4,892	3,478,181	48.1%
Municipal	26,313	62,605	12,864	3,575	—	—	105,357	1.5%
Residential mortgage-backed	166,386	7,425	14,204	678	98,997	1,054	288,744	4.0%
Commercial mortgage-backed	222,656	38,176	77,811	59,358	9,555	13,992	421,548	5.8%
Asset-backed	272,784	43,539	68,489	69,116	88,019	—	541,947	7.4%
Total	1,502,676	937,676	2,106,901	1,127,929	391,449	19,938	6,086,569	84.1%

Equities
U.S.							106,363	1.5%
International							240	—%
Total							106,603	1.5%

Other investments
Private equity funds							289,556	4.0%
Fixed income funds							229,999	3.2%
Fixed income hedge funds							63,773	0.9%
Equity funds							249,475	3.4%
CLO equities							56,765	0.8%
CLO equity funds							12,840	0.2%
Private credit funds							10,156	0.1%
Other							828	—%
Total							913,392	12.6%

Other investments
Life settlements							131,896	1.8%

Total investments	$1,502,676	$937,676	$2,106,901	$1,127,929	$391,449	$19,938	$7,238,460	100.0%

	December 31, 2016
	Fair Value
	AAA Rated	AA Rated	A Rated	BBB Rated	Non-investment Grade	Not Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and available-for-sale
U.S. government & agency	$846,698	$6,286	$—	$—	$—	$—	$852,984	14.1%
Non-U.S. government	140,357	150,569	43,771	18,089	—	—	352,786	5.8%
Corporate	105,081	465,224	1,199,452	615,538	149,898	10,784	2,545,977	42.2%
Municipal	25,566	25,834	2,357	—	—	—	53,757	0.9%
Residential mortgage-backed	370,067	403	3,487	—	97	1	374,055	6.2%
Commercial mortgage-backed	100,065	41,542	41,837	16,383	77	17,308	217,212	3.6%
Asset-backed	213,312	58,322	114,503	23,534	72,485	—	482,156	8.0%
Total	1,801,146	748,180	1,405,407	673,544	222,557	28,093	4,878,927	80.8%

Equities
U.S.							95,047	1.6%
Total							95,047	1.6%

Other investments
Private equity funds							300,529	5.0%
Fixed income funds							249,023	4.1%
Fixed income hedge funds							85,976	1.4%
Equity funds							223,571	3.7%
CLO equities							61,565	1.0%
CLO equity funds							15,440	0.3%
Other							943	—%
Total							937,047	15.5%

Other investments
Life settlements							129,474	2.1%

Total investments	$1,801,146	$748,180	$1,405,407	$673,544	$222,557	$28,093	$6,040,495	100.0%
A description of our investment valuation processes is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Investments" and Note 8 - "Fair Value Measurements" of our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

The following table summarizes the composition of our top ten corporate issuers included within our fixed maturity and short-term investments as at December 31, 2017:

	Fair Value	Average Credit Rating
	(in thousands of U.S. dollars)
General Electric Co	$96,016	A
Lloyds Banking Group PLC	94,008	A+
Apple Inc	84,879	AA+
Wells Fargo & Co	74,889	A
JPMorgan Chase & Co	65,225	A-
Morgan Stanley	55,675	A-
National Australia Bank Ltd	51,053	A+
Anheuser-Busch InBev SA/NV	46,942	A-
Pfizer Inc	44,787	A+
Citigroup Inc	44,717	A-
	$658,191
Composition of Funds Held - Directly Managed by Asset Class
The following table summarizes the fair value and composition of our funds held - directly managed portfolio by asset class as at December 31, 2017 and 2016:

	December 31, 2017
	Fair Value
	AAA Rated	AA Rated	A Rated	BBB Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity investments:
U.S. government & agency	$69,850	$—	$—	$—	$69,850	5.9%
Non-U.S. government	—	—	2,926	—	2,926	0.2%
Corporate	7,754	25,418	315,385	346,933	695,490	59.0%
Municipal	—	20,921	30,449	7,560	58,930	5.0%
Residential mortgage-backed	29,439	—	—	—	29,439	2.5%
Commercial mortgage-backed	202,608	6,576	2,002	—	211,186	17.9%
Asset-backed	93,849	3,716	—	—	97,565	8.3%
Total	403,500	56,631	350,762	354,493	1,165,386	98.8%
Other assets	—	—	—	—	14,554	1.2%
Total funds held - directly managed	$403,500	$56,631	$350,762	$354,493	$1,179,940	100.0%

	December 31, 2016
	Fair Value
	AAA Rated	AA Rated	A Rated	BBB Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity investments:
U.S. government & agency	$47,885	$—	$—	$—	$47,885	4.8%
Non-U.S. government	—	—	2,913	3,048	5,961	0.6%
Corporate	5,549	63,809	234,975	359,223	663,556	66.8%
Municipal	—	12,839	26,088	—	38,927	3.9%
Commercial mortgage-backed	146,429	3,015	1,951	—	151,395	15.2%
Asset-backed	76,130	3,676	—	—	79,806	8.0%
Total	275,993	83,339	265,927	362,271	987,530	99.3%
Other assets	—	—	—	—	7,135	0.7%
Total funds held - directly managed	$275,993	$83,339	$265,927	$362,271	$994,665	100.0%
The following table summarizes the composition of our top ten corporate issuers included within our funds held - directly managed as at December 31, 2017:

	Fair Value	Average Credit Rating
	(in thousands of U.S. dollars)
Credit Suisse Group AG	$11,365	BBB+
Wells Fargo & Co	11,336	A
HSBC Holdings PLC	11,212	A
Citigroup Inc	11,104	BBB+
UBS Group AG	11,041	A-
Morgan Stanley	10,981	A-
Verizon Communications Inc	10,919	BBB+
JPMorgan Chase & Co	10,720	A-
Oracle Corp	9,996	A+
UnitedHealth Group Inc	9,810	A-
	$108,484
Eurozone Exposure
As at December 31, 2017 and 2016, we owned $26.9 million and $15.0 million, respectively, of investments in fixed maturity securities issued by the sovereign governments of Italy, Ireland and Spain.
Investment Results - Consolidated
Comparability between periods is impacted by our acquisitions and significant new business as described in "Item 1. Business - Recent Acquisitions and Significant New Business" and Note 3 - "Acquisitions" and Note 4 - "Significant New Business" of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

The following table summarizes our consolidated investment results for the years ended December 31, 2017, 2016 and 2015.

	2017	2016	Change	2015	Change
Net investment income:	(in thousands of U.S. dollars, except percentages)
Fixed maturity investments	$144,367	$114,885	$29,482	$87,512	$27,373
Short-term investments and cash and cash equivalents	9,314	4,491	4,823	5,993	(1,502)
Funds held	601	22,583	(21,982)	234	22,349
Funds held – directly managed	32,479	5,769	26,710	—	5,769
Investment income from fixed maturities and cash and cash equivalents	186,761	147,728	39,033	93,739	53,989
Equity securities	4,355	4,874	(519)	5,580	(706)
Other investments	14,337	22,515	(8,178)	11,712	10,803
Life settlements and other	14,370	18,191	(3,821)	20,871	(2,680)
Investment income from equities and other investments	33,062	45,580	(12,518)	38,163	7,417
Gross investment income	219,823	193,308	26,515	131,902	61,406
Investment expenses	(11,034)	(7,845)	(3,189)	(9,338)	1,493
Net investment income	$208,789	$185,463	$23,326	$122,564	$62,899

Net realized gains (losses) on sale:
Net realized gains (losses) on fixed maturity securities	$5,186	$2,232	$2,954	$(4,025)	$6,257
Net realized investment gains on equity securities, trading	701	5,348	(4,647)	19,884	(14,536)
Net realized investment losses on funds held - directly managed	(4,219)	(14,616)	10,397	—	(14,616)
Total net realized gains (losses) on sale	1,668	(7,036)	8,704	15,859	(22,895)
Net unrealized gains (losses):
Fixed maturity securities, trading	35,878	36,314	(436)	(52,918)	89,232
Equity securities, trading	16,498	6,561	9,937	(21,875)	28,436
Other investments	102,388	70,296	32,092	17,411	52,885
Change in fair value of embedded derivative on funds held – directly managed	32,928	(28,317)	61,245	—	(28,317)
Change in value of fair value option on funds held - directly managed	974	—	974	—	—
Total net unrealized gains (losses)	188,666	84,854	103,812	(57,382)	142,236
Net realized and unrealized gains (losses)	$190,334	$77,818	$112,516	$(41,523)	$119,341

Investment Book Yield
Income from cash and fixed maturities	$186,761	$147,728	$39,033	$93,739	$53,989
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	$8,362,062	$7,358,424	$1,003,638	$6,343,967	$1,014,457
Investment book yield	2.23%	2.01%	0.22%	1.48%	0.53%

Financial Statement Portfolio Return
Total financial statement return	$399,123	$263,281	$135,842	$81,041	$182,240
Average aggregate invested assets, at fair value (1)	$9,545,415	$8,524,264	$1,021,151	$7,492,687	$1,031,577
Financial statement portfolio return	4.18%	3.09%	1.09%	1.08%	2.01%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
2017 versus 2016: Net investment income from fixed maturities and cash and cash equivalents increased by $39.0 million during 2017 due to an increase of $1.0 billion in our average fixed maturities and cash and cash equivalents. The increase in average fixed maturities and cash and cash equivalents was primarily due to the transactions with RSA and QBE. The book yield increased by 22 basis points primarily due to higher reinvestment rates and an increase in duration. Net investment income from equities and other investments decreased by $12.5 million primarily due to a decrease in income received from CLO equities and private equity investments.
Net realized and unrealized gains were $190.3 million and $77.8 million in 2017 and 2016, respectively, an increase of $112.5 million. Included in net realized and unrealized gains are the following items:

•	net realized gains of $1.7 million in 2017, compared to net realized losses of $7.0 million in 2016, an increase of $8.7 million;

•
net unrealized gains on fixed maturity securities, trading, of $35.9 million in 2017, compared to net unrealized gains of $36.3 million in 2016, a decrease of $0.4 million, primarily driven by increased treasury yields in the current year, offset by tightening credit spreads;

•
net unrealized gains on equity securities, trading, of $16.5 million in 2017, compared to net unrealized gains of $6.6 million in 2016, an increase of $9.9 million, primarily driven by strong returns in the equity markets in 2017;

•
change in fair value of other investments of $102.4 million in 2017, compared to change in fair value of other investments of $70.3 million in 2016, an increase of $32.1 million, primarily driven by higher returns in private equity and private equity funds, offset by lower returns on CLO equities, CLO equity funds, bond funds and hedge funds; and

•
change in fair value of embedded derivative on funds held and change in fair value option on funds held of $33.9 million in 2017, compared to unrealized losses of $28.3 million in 2016, an increase of $62.2 million, primarily driven by the impact of tightening credit spreads.

2016 versus 2015: Net investment income from fixed maturities and cash and cash equivalents increased by $54.0 million during 2016 due to an increase of $1.0 billion in our average fixed maturities and cash and cash equivalents The book yield increased by 53 basis points due to the changing mix in asset allocation as we executed on our investment strategies. Net investment income from equities and other investments increased by $7.4 million primarily due to an increase in the income received from CLO equities and private equity investments.
Net realized and unrealized gains were $77.8 million in 2016 compared to $41.5 million of net realized and unrealized losses in 2015, an increase of $119.3 million. Included in net realized and unrealized gains and losses are the following items:

•	net realized losses of $7.0 million in 2016, compared to net realized gains of $15.9 million in 2015, a decrease of $22.9 million;

•
net unrealized gains on fixed maturity securities, trading, of $36.3 million in 2016, compared to net unrealized losses of $52.9 million in 2015, an increase of $89.2 million, primarily driven by the impact of tighter credit spreads;

•
net unrealized gains on equity securities, trading, of $6.6 million in 2016, compared to net unrealized losses of $21.9 million in 2015, an increase of $28.4 million, primarily driven by strong returns in the equity markets in 2016;

•
change in fair value of other investments of $70.3 million in 2016, compared to change in fair value of other investments of $17.4 million in 2015, an increase of $52.9 million, primarily driven by higher returns in private equity funds, equity funds and CLO equities; and

•
change in fair value of embedded derivative on funds held of $(28.3) million in 2016, compared to $nil in 2015, a decrease of $28.3 million, primarily driven by the Allianz transaction where we re-positioned the portfolio as we moved from a fixed crediting rate to a variable rate of return on the underlying investments as at October 1, 2016.

Investment Results - By Segment
The following tables summarize our investment results by segment for the years ended December 31, 2017, 2016 and 2015. These tables have been prepared on a basis consistent with the consolidated table above.

Non-Life Run-off

	2017	2016	Change	2015	Change
Net investment income:	(in thousands of U.S. dollars, except percentages)
Fixed maturity investments	$113,206	$88,580	$24,626	$68,303	$20,277
Short-term investments and cash and cash equivalents	7,516	2,973	4,543	5,032	(2,059)
Funds held	601	22,583	(21,982)	234	22,349
Funds held – directly managed	32,479	5,769	26,710	—	5,769
Investment income from fixed maturities and cash and cash equivalents	153,802	119,905	33,897	73,569	46,336
Equity securities	4,234	4,705	(471)	5,238	(533)
Other investments	13,914	22,159	(8,245)	10,508	11,651
Other	3,093	3,897	(804)	7,093	(3,196)
Investment income from equities and other investments	21,241	30,761	(9,520)	22,839	7,922
Gross investment income	175,043	150,666	24,377	96,408	54,258
Investment expenses	(8,365)	(5,429)	(2,936)	(7,409)	1,980
Net investment income	$166,678	$145,237	$21,441	$88,999	$56,238

Net realized gains (losses) on sale:
Net realized gains (losses) on fixed maturity securities	$7,631	$(13)	$7,644	$(6,016)	$6,003
Net realized investment gains on equity securities, trading	659	4,871	(4,212)	17,298	(12,427)
Net realized investment losses on funds held - directly managed	(4,219)	(14,616)	10,397	—	(14,616)
Total net realized gains (losses) on sale	4,071	(9,758)	13,829	11,282	(21,040)
Net unrealized gains (losses):
Fixed maturity securities, trading	28,857	36,599	(7,742)	(43,631)	80,230
Equity securities, trading	15,171	6,063	9,108	(19,445)	25,508
Other investments	97,544	73,098	24,446	20,411	52,687
Change in fair value of embedded derivative on funds held – directly managed	32,928	(28,317)	61,245	—	(28,317)
Change in value of fair value option on funds held - directly managed	974	—	974	—	—
Total net unrealized gains (losses)	175,474	87,443	88,031	(42,665)	130,108
Net realized and unrealized gains (losses)	$179,545	$77,685	$101,860	$(31,383)	$109,068

Investment Book Yield
Income from cash and fixed maturities	$153,802	$119,905	$33,897	$73,569	$46,336
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	$6,449,143	$5,370,302	$1,078,841	$4,694,572	$675,730
Investment book yield	2.38%	2.23%	0.15%	1.57%	0.66%

Financial Statement Portfolio Return
Total financial statement return	$346,223	$222,922	$123,301	$57,616	$165,306
Average aggregate invested assets, at fair value (1)	$7,315,153	$6,279,130	$1,036,023	$5,505,610	$773,520
Financial statement portfolio return	4.73%	3.55%	1.18%	1.05%	2.50%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
2017 versus 2016: Net investment income from fixed maturities and cash and cash equivalents increased by$33.9 million during 2017 due to an increase of $1.1 billion in our average fixed maturities and cash and cash equivalents. The book yield increased by 15 basis points primarily due to higher reinvestment rates and an increase in duration.

Net investment income from equities and other investments decreased by $9.5 million primarily due to a decrease in income received from CLO equities and private equity investments.
The increase of $101.9 million in net realized and unrealized gains (losses) was comprised of:

•	net realized gains of $4.1 million in 2017, compared to net realized losses of $9.8 million in 2016, an increase of $13.8 million;

•
net unrealized gains on fixed maturity securities, trading, of $28.9 million in 2017, compared to net unrealized gains of $36.6 million in 2016, a decrease of $7.7 million, primarily due to realizing gains on our asset allocation strategies to extend duration;

•
net unrealized gains on equity securities, trading of $15.2 million in 2017, compared to net unrealized gains of $6.1 million in 2016, an increase of $9.1 million, primarily driven by strong returns in the equity markets in 2017;

•
change in fair value of other investments of $97.5 million in 2017, compared to change in fair value of other investments of $73.1 million in 2016, an increase of $24.4 million, primarily driven by higher returns in private equity and private equity funds, offset by lower returns on CLO equities, CLO equity funds, bond funds and hedge funds; and

•
change in fair value of embedded derivative on funds held and change in fair value option on funds held of $33.9 million in 2017, compared to unrealized losses of $28.3 million in 2016, an increase of $62.2 million, primarily driven by the impact of tightening credit spreads.

2016 versus 2015: Net investment income from fixed maturities and cash and cash equivalents increased by $46.3 million during 2016 due to an increase of $0.7 billion in our average fixed maturities and cash and cash equivalents. The book yield increased by 66 basis points due to the changing mix in asset allocation as we executed on our investment strategies. Net investment income from equities and other investments increased by $7.9 million primarily due to an increase in the income received from CLO equities and private equity investments.
Net realized and unrealized gains were $77.7 million in 2016 compared to $31.4 million unrealized losses in 2015, an increase of $109.1 million. Included in net realized and unrealized gains are the following items:

•	net realized losses of $9.8 million in 2016, compared to net realized gains of $11.3 million in 2015, a decrease of $21.0 million;

•
net unrealized gains on fixed maturity securities, trading, of $36.6 million in 2016, compared to net unrealized losses of $43.6 million in 2015, an increase of $80.2 million, primarily driven by the impact of tighter credit spreads in the current year;

•
net unrealized gains on equity securities, trading of $6.1 million in 2016, compared to net unrealized losses of $19.4 million in 2015, an increase of $25.5 million, primarily driven by strong returns in the equity markets in 2016;

•
change in fair value of other investments of $73.1 million in 2016, compared to change in fair value of other investments of $20.4 million in 2015, an increase of $52.7 million, primarily driven by higher returns in the private equity funds, equity funds and CLO equities; and

•
change in fair value of embedded derivative on funds held and change in fair value option on funds held of $(28.3) million in 2016, compared to $nil million in 2015, a decrease of $28.3 million, primarily driven by the Allianz transaction where we re-positioned the portfolio as we moved from a fixed crediting rate to a variable rate of return on the underlying investments as at October 1, 2016.

Atrium

	2017	2016	Change	2015	Change
Net investment income:	(in thousands of U.S. dollars, except percentages)
Fixed maturity investments	$2,901	$2,645	$256	$2,163	$482
Short-term investments and cash and cash equivalents	394	652	(258)	45	607
Investment income from fixed maturities and cash and cash equivalents	3,295	3,297	(2)	2,208	1,089
Equity securities	27	—	27	—	—
Other	1,155	(171)	1,326	220	(391)
Investment income from equities and other investments	1,182	(171)	1,353	220	(391)
Gross investment income	4,477	3,126	1,351	2,428	698
Investment expenses	(259)	(186)	(73)	(203)	17
Net investment income	$4,218	$2,940	$1,278	$2,225	$715

Net realized gains (losses) on sale:
Net realized gains (losses) on fixed maturity securities	$(118)	$131	$(249)	$252	$(121)
Net realized investment gains on equity securities, trading	17	—	17	—	—
Total net realized gains (losses) on sale	(101)	131	(232)	252	(121)
Net unrealized gains (losses):
Fixed maturity securities, trading	(90)	(732)	642	—	(732)
Equity securities, trading	317	—	317	—	—
Other investments	991	—	991	—	—
Total net unrealized gains (losses)	1,218	(732)	1,950	—	(732)
Net realized and unrealized gains (losses)	$1,117	$(601)	$1,718	$252	$(853)

Investment Book Yield
Income from cash and fixed maturities	$3,295	$3,297	$(2)	$2,208	$1,089
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	$263,275	$308,235	$(44,960)	$321,457	$(13,222)
Investment book yield	1.25%	1.07%	0.18%	0.69%	0.38%

Financial Statement Portfolio Return
Total financial statement return	$5,335	$2,339	$2,996	$2,477	$(138)
Average aggregate invested assets, at fair value(1)	$269,225	$304,561	$(35,336)	$315,382	$(10,821)
Financial statement portfolio return	1.98%	0.77%	1.21%	0.79%	(0.02)%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
2017 versus 2016: Atrium's net investment income results were relatively consistent for the year ended December 31, 2017 and 2016. The book yield increased by 18 basis points primarily due to higher reinvestment rates and an increase in duration. Net realized and unrealized gains (losses) increased by $1.7 million, primarily driven by the impact of tightening credit spreads and increased returns in other investments and equities.
2016 versus 2015: Net investment income from fixed maturities and cash and cash equivalents increased by $1.1 million during 2016. The book yield increased by 38 basis points primarily due to the changing mix in asset allocation as we executed on our investment strategies. Net realized and unrealized gains (losses) decreased by $0.9 million driven by the impact of increased treasury yields.

StarStone

	2017	2016	Change	2015	Change
Net investment income:	(in thousands of U.S. dollars, except percentages)
Fixed maturity investments	$26,640	$21,790	$4,850	$15,427	$6,363
Short-term investments and cash and cash equivalents	1,280	689	591	839	(150)
Investment income from fixed maturities and cash and cash equivalents	27,920	22,479	5,441	16,266	6,213
Equity securities	94	169	(75)	342	(173)
Other	1,865	1,528	337	1,245	283
Investment income from equities and other investments	1,959	1,697	262	1,587	110
Gross investment income	29,879	24,176	5,703	17,853	6,323
Investment expenses	(2,173)	(1,955)	(218)	(1,916)	(39)
Net investment income	$27,706	$22,221	$5,485	$15,937	$6,284

Net realized gains (losses) on sale:
Net realized investment gains (losses) on fixed maturity securities	$(2,687)	$1,409	$(4,096)	$1,730	$(321)
Net realized investment gains on equity securities, trading	24	477	(453)	2,586	(2,109)
Total net realized gains (losses) on sale	(2,663)	1,886	(4,549)	4,316	(2,430)
Net unrealized gains (losses):
Fixed maturity securities, trading	7,227	835	6,392	(8,481)	9,316
Equity securities, trading	1,010	498	512	(2,430)	2,928
Other investments	11,039	2,509	8,530	(3,189)	5,698
Total net unrealized gains (losses)	19,276	3,842	15,434	(14,100)	17,942
Net realized and unrealized gains (losses)	$16,613	$5,728	$10,885	$(9,784)	$15,512

Investment Book Yield
Income from cash and fixed maturities	$27,920	$22,479	$5,441	$16,266	$6,213
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	$1,482,437	$1,484,121	$(1,684)	$1,254,192	$229,929
Investment book yield	1.88%	1.51%	0.37%	1.30%	0.21%

Financial Statement Portfolio Return
Total financial statement return	$44,319	$27,949	$16,370	$6,153	$21,796
Average aggregate invested assets, at fair value(1)	$1,650,429	$1,609,747	$40,682	$1,514,178	$95,569
Financial statement portfolio return	2.69%	1.74%	0.95%	0.41%	1.33%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
2017 versus 2016: Net investment income from fixed maturities and cash and cash equivalents increased by $5.4 million during 2017. The book yield increased by 37 basis points primarily due to higher reinvestment rates and an increase in duration. The increase in net realized and unrealized gains (losses) of $10.9 million was comprised of net unrealized gains of $19.3 million in 2017 compared to net unrealized gains of $3.8 million in 2016, offset by a decrease in realized gains of $4.5 million. The increase in net unrealized gains was due to the tightening credit spreads, partially offset by an increase in yields. The change in fair value of other investments of $8.5 million was due to higher returns on private equities and bond funds.
2016 versus 2015: Net investment income from fixed maturities and cash and cash equivalents increased by $6.2 million during 2016 due to an increase of $229.9 million in our average investable assets. The book yield increased by 21 basis points primarily due to the changing mix in asset allocation as we executed on our investment strategies. The increase in net realized and unrealized gains (losses) of $15.5 million was comprised of net unrealized gains of $3.8 million in 2016 compared to net unrealized losses of $14.1 million in 2015, offset by a decrease in realized gains of $2.4 million. The unrealized gains in 2016 were primarily due to increases in the valuations of our fixed maturities and other investments.
Other Activities

	2017	2016	Change	2015	Change
	(in thousands of U.S. dollars, except percentages)
Net investment income	$10,187	$15,065	$(4,878)	$15,403	$(338)
Net realized and unrealized losses	$(6,941)	$(4,994)	$(1,947)	$(608)	$(4,386)

Financial Statement Portfolio Return
Total financial statement return	$3,246	$10,071	$(6,825)	$14,795	$(4,724)
Average aggregate invested assets, at fair value (1)	$310,608	$330,826	$(20,218)	$157,517	$173,309
Financial statement portfolio return	1.05%	3.04%	(1.99)%	9.39%	(6.35)%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
2017 versus 2016: Net investment income decreased by $4.9 million during 2017 primarily due to a decrease in the income from life settlements. Net realized and unrealized gains (losses) decreased by $1.9 million, primarily due to higher impairments on the life settlement portfolio in 2017 compared to 2016.
2016 versus 2015: Net investment income remained relatively consistent with a decrease of $0.3 million for 2016 as compared with 2015. Net realized and unrealized losses decreased by $4.4 million, primarily due to impairments of $5.3 million in the life settlement portfolio in 2016 compared to $nil in 2015.
Liquidity and Capital Resources
Overview
Enstar aims to generate cash flows from our insurance operations and investments, preserve sufficient capital for future acquisitions, and develop relationships with lenders who provide borrowing capacity at competitive rates.
Our capital resources as at December 31, 2017 included shareholders' equity of $3.1 billion, redeemable noncontrolling interest of $0.5 billion classified as temporary equity, and debt obligations of $0.6 billion. The redeemable noncontrolling interest may be settled in the future in cash or Enstar ordinary shares, at our option. Based on our current loss reserves position, our portfolios of in-force insurance and reinsurance business, and our investment positions, we believe we are well capitalized.
As of December 31, 2017, we had $955.2 million of cash and cash equivalents, excluding restricted cash that supports insurance operations, and included in this amount was $502.9 million held by our foreign subsidiaries outside of Bermuda. Based on our group's current corporate structure with a Bermuda domiciled parent company and the jurisdictions in which we operate, if the cash and cash equivalents held by our foreign subsidiaries were to be distributed to us, as dividends or otherwise, such amount would not be subject to incremental income taxes, however in certain circumstances withholding taxes may be imposed by some jurisdictions, including by the United States. Based on existing tax laws, regulations and our current intentions, there were no accruals as of December 31, 2017 for any material withholding taxes on dividends or other distributions, as described in Note 20 - "Taxation" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Dividends
Enstar has not historically declared a dividend. Our strategy is to retain earnings and invest distributions from our subsidiaries back into the company. We do not currently expect to pay any dividends on our ordinary shares. Any payment of dividends must be approved by our Board of Directors. Our ability to pay dividends is subject to certain restrictions, as described in Note 22 - "Dividend Restrictions and Statutory Financial Information" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Sources and Uses of Cash

Holding Company Liquidity
The potential sources of cash flows to Enstar as a holding company consist of cash flows from our subsidiaries including dividends, advances and loans, and interest income on loans to our subsidiaries. We also borrow from our credit facilities and, during 2017, we issued senior notes as described below.
We use cash to fund new acquisitions of companies and significant new business. We also utilize cash for our operating expenses associated with being a public company, and to pay interest and principal on loans from subsidiaries and loans under our credit facilities.
Our holding company cash flows are summarized in "Item 8. Financial Statements and Supplementary Data - Schedule II - Condensed Financial Information of Registrant - Statements of Cash Flows - Parent Company Only for the years ended December 31, 2017, 2016 and 2015" and the notes thereto.
We may, from time to time, raise capital from the issuance of equity, debt or other securities as we continuously evaluate our strategic opportunities. We filed an automatic shelf registration statement on October 10, 2017 with the SEC to allow us to conduct future offerings of certain securities, if desired. This shelf registration statement allows us to issue debt, equity and other securities, whereas our previous shelf registration statement, which expired on September 12, 2017, registered only debt securities.
As we are a holding company and have no substantial operations of our own, our assets consist primarily of investments in subsidiaries and our loans and advances to subsidiaries. Dividends from our insurance subsidiaries are restricted by insurance regulation.
Operating Company Liquidity
The ability to pay dividends and make other distributions is limited by the applicable laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries operate, including Bermuda, the United Kingdom, the United States, Australia and Continental Europe, which subject these subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, certain of our insurance and reinsurance subsidiaries to maintain minimum capital resources requirements and limit the amount of dividends and other payments that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments. For more information on these laws and regulations, see "Item 1. Business - Regulation." As of December 31, 2017, all of our insurance and reinsurance subsidiaries’ capital resources levels were in excess of the minimum levels required. The ability of our subsidiaries to pay dividends is subject to certain restrictions, as described in Note 22 - "Dividend Restrictions and Statutory Financial Information" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K. Our subsidiaries’ ability to pay dividends and make other forms of distributions may also be limited by our repayment obligations under certain of our outstanding loan facility agreements. Variability in ultimate loss payments may also result in increased liquidity requirements for our subsidiaries. During 2017, 2016 and 2015, our regulated subsidiaries paid aggregate capital distributions and dividends of $580.3 million, $517.1 million and $723.1 million, respectively.
In the Non-life Run-off segment, sources of funds primarily consist of cash and investment portfolios acquired on the completion of acquisitions and loss portfolio transfer reinsurance agreements. Cash balances acquired upon our purchase of insurance or reinsurance companies are classified as cash provided by investing activities. Cash acquired from loss portfolio transfer reinsurance agreements is classified as cash provided by operating activities. We expect to use funds acquired from cash and investment portfolios, collected premiums, collections from reinsurance debtors, fees and commission income, investment income and proceeds from sales and redemptions of investments to meet expected claims payments and operational expenses with the remainder used for acquisitions and additional investments. In the Non-life Run-off segment, we generally expect negative operating cash flows to be met by positive investing cash flows.
In the Atrium and StarStone segments we expect a net provision of cash from operations as investment income earned and collected premiums should generally be in excess of total net claim payments, losses incurred on earned premiums and operating expenses. However, we expect operating cash flow in these segments will be impacted by large losses such as hurricanes Harvey, Irma and Maria.
Overall, we expect our cash flows, together with our existing capital base and cash and investments acquired on the acquisition of insurance and reinsurance subsidiaries, to be sufficient to meet cash requirements and to operate our business.

Cash Flows
The following table summarizes our consolidated cash flows, including those related to restricted cash, from operating, investing and financing activities in the last three years:

	Years Ended December 31,
Cash provided by (used in):	2017	2016	Change	2015	Change
	(in thousands of U.S. dollars)
Operating activities	$(343,107)	$(202,689)	$(140,418)	$(265,152)	$62,463
Investing activities	293,262	156,709	136,553	19,885	136,824
Financing activities	(65,476)	83,441	(148,917)	129,347	(45,906)
Effect of exchange rate changes on cash	9,512	(13,985)	23,497	(18,533)	4,548
Net increase (decrease) in cash and cash equivalents	(105,809)	23,476	(129,285)	(134,453)	157,929
Cash and cash equivalents, beginning of year	1,318,645	1,295,169	23,476	1,429,622	(134,453)
Cash and cash equivalents, end of year	$1,212,836	$1,318,645	$(105,809)	$1,295,169	$23,476
Details of our consolidated cash flows are included in "Item 8. Financial Statements and Supplementary Data - Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015."
2017 versus 2016: Cash used in operating activities was $343.1 million and $202.7 million for the years ended December 31, 2017 and 2016, respectively. The negative operating cash flow was predominantly driven by: (i) net paid losses in our Non-Life Run-off segment for the years ended December 31, 2017 and 2016 of $581.7 million and $533.8 million, respectively; partially offset by (ii) cash and restricted cash acquired in Non-life Run-off reinsurance transactions for the years ended December 31, 2017 and 2016 of $428.6 million and $174.5 million, respectively.
Cash provided by investing activities for 2017 primarily related to net cash provided by sale of subsidiaries of $122.4 million, compared to net cash used in acquisitions of $18.5 million 2016. In addition, net redemptions of other investments and net sales of available for sale securities provided cash of $122.9 million and $71.5 million, compared to $154.0 million and $29.0 million, in 2017 and 2016, respectively.
Cash used in financing activities for 2017 primarily related to net outflows of $38.0 million from our credit facilities, consisting of the repayment of the Sussex Facility in full, the repayment of a portion of the EGL Revolving Credit Facility, partially offset by the issuance of our $350.0 million Senior Notes. In addition we paid $27.5 million in dividends to noncontrolling interests. During 2016, we had net inflows of $77.8 million from our credit facilities primarily utilized to finance acquisitions and significant new business.
2016 versus 2015: Cash used in operating activities was $202.7 million and $265.2 million for the years ended December 31, 2016 and 2015, respectively. The negative operating cash flow was predominantly driven by: (i) net paid losses in our Non-Life Run-off segment for the years ended December 31, 2016 and 2015 of $533.8 million and $517.3 million, respectively, partially offset by (ii) cash and restricted cash acquired in Non-life Run-off reinsurance transactions for the years ended December 31, 2016 and 2015 of $174.5 million and $468.3 million, respectively.
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
Investments and Cash and Cash Equivalents
As at December 31, 2017 and 2016, we had total cash and cash equivalents, restricted cash and cash equivalents and investments of $8.4 billion and $7.4 billion, respectively. The increase is primarily related to the transactions with QBE and RSA.

For information regarding our investment strategy, portfolio and results, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments."
Reinsurance Balances Recoverable
As at December 31, 2017 and 2016, we had reinsurance balances recoverable of $2.0 billion and $1.5 billion, respectively. The increase is primarily related to the transactions with QBE and RSA.
Our insurance and reinsurance run-off subsidiaries and portfolios, prior to acquisition, used retrocessional agreements to reduce their exposure to the risk of insurance and reinsurance assumed. On an annual basis, both Atrium and StarStone purchase a tailored outwards reinsurance program designed to manage their risk profiles. The majority of Atrium’s and StarStone's third-party reinsurance cover is with highly rated reinsurers or is collateralized by letters of credit.
We remain liable to the extent that retrocessionaires do not meet their obligations under these agreements, and therefore, we evaluate and monitor concentration of credit risk among our reinsurers. Provisions are made for amounts considered potentially uncollectible.
For further information regarding our reinsurance balances recoverable, refer to Note 10 - "Reinsurance Balances Recoverable" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Funds Held
As at December 31, 2017 and 2016, we had funds held - directly managed of $1.2 billion and $1.0 billion, respectively. The increase was primarily due to the completion on January 11, 2017 of our transaction with QBE to reinsure portfolios of QBE's run-off business, which was completed on a partial funds held basis. Our funds held - directly managed is carried on our consolidated balance sheets at fair value due to a variable investment crediting rate on the Allianz transaction, which was completed in 2016, and the election of the fair value option for the reinsurance transaction with QBE. For further information regarding our funds held - directly managed, refer to Note 7 - "Funds Held - Directly Managed" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
In addition, as at December 31, 2017 and 2016, we had funds held by ceding companies of $175.4 million and $82.1 million, respectively, which are carried at cost with a fixed crediting rate.
For information regarding credit risk, refer to "Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Credit Risk - Funds Held" of this Annual Report on Form 10-K.
Debt Obligations
We utilize loan facilities primarily for acquisitions and, from time to time, for general corporate purposes. For information regarding our loan facilities, including our loan covenants, refer to Note 15 - "Debt Obligations" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K. Under our facilities, debt obligations as of December 31, 2017 and 2016 were $646.7 million and $673.6 million, respectively.
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

Our main facility is the Enstar Group Limited Revolving Credit Facility (the "EGL Revolving Credit Facility"), originated on September 16, 2014 for a 5-year term, and most recently amended on March 20, 2017. This facility is among the Parent Company and certain of its subsidiaries, as borrowers and as guarantors, and various financial institutions. We are permitted to borrow up to an aggregate of $831.3 million. The individual outstanding loans under the facility are short-term loans with an interest rate of LIBOR plus a margin and utilization fee as set forth in the credit facility agreement. As at December 31, 2017 and December 31, 2016, there were borrowings of €50.0 million (approximately $60.1 million) and €75.0 million (approximately $88.5 million), respectively, under the facility that were designated as non-derivative hedges of our net investment in certain subsidiaries whose functional currency is denominated in Euros. During 2017, we repaid €25.0 million (approximately $29.5 million) of the non-derivative hedge and reclassified the related foreign exchange losses of $1.1 million previously deferred in currency translation adjustment within accumulated other comprehensive income (loss) into earnings. As at December 31, 2017 there was $607.2 million of available unutilized capacity under the EGL Revolving Credit Facility. Subsequent to December 31, 2017, we utilized $307.4 million and repaid $132.0 million bringing the available unutilized capacity under this facility to $431.8 million.
We also have a three-year unsecured term loan (the "EGL Term Loan Facility") that was originated on November 18, 2016. As at December 31, 2017 and 2016, the outstanding principal under this facility was $74.1 million and $75.0 million, respectively.
In June 2017, we repaid the outstanding principal on a four-year term loan we had entered into in connection with our acquisition of Sussex, and the facility has been terminated. As at December 31, 2016 the outstanding principal under this facility was $63.5 million.

Contractual Obligations
The following table summarizes, as of December 31, 2017, our future payments under contractual obligations and estimated payments for losses and LAE and policy benefits by expected payment date. The table excludes short-term liabilities and includes only obligations that are expected to be settled in cash.

	Total	Less than 1 Year	1 - 3 years	3 - 5 years	6 - 10 years	More than 10 Years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and LAE (1)
Asbestos	$1,789.9	$95.4	$186.7	$175.2	$318.6	$1,014.0
Environmental	191.6	26.4	45.5	35.1	42.5	42.2
General Casualty	610.8	132.5	161.3	92.0	92.4	132.6
Workers' compensation/personal accident	2,207.4	229.3	366.3	280.6	398.6	932.5
Marine, aviation and transit	194.2	37.8	48.1	23.3	41.3	43.7
Construction defect	164.3	30.7	51.1	36.8	32.9	12.8
Professional indemnity/ Directors & Officers	255.4	77.3	88.5	40.6	33.0	16.1
Other	676.0	136.3	152.1	85.4	97.2	204.9
Total Non-Life Run-off	6,089.6	765.7	1,099.5	769.0	1,056.5	2,399.0
Atrium	228.9	71.7	97.0	37.6	18.7	3.9
StarStone	1,190.2	449.2	450.1	172.9	112.1	5.9
ULAE	321.1	45.4	62.2	41.0	65.4	107.2
Estimated gross reserves for losses and LAE (1)	7,829.8	1,332.1	1,708.7	1,020.4	1,252.7	2,516.0

Policy benefits for life and annuity contracts (2)	134.0	6.3	12.1	12.3	30.5	72.8
Operating lease obligations	62.8	11.0	18.5	12.8	18.1	2.3
Investing Activities
Investment commitments to private equity funds	164.7	69.8	68.9	26.0	—	—
Life settlements premium	221.2	17.8	34.3	30.9	67.9	70.3
Financing Activities
Loan repayments (including estimated interest payments)	748.3	36.6	338.1	373.6	—	—
Total	$9,160.8	$1,473.6	$2,180.6	$1,476.0	$1,369.2	$2,661.4

(1)
The reserves for losses and LAE represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above. The amounts in the above table represent our estimates of known liabilities as of December 31, 2017 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, certain of the reserves included in the audited consolidated financial statements as of December 31, 2017 were acquired by us and initially recorded at fair value with subsequent amortization, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.

(2)
Policy benefits for life and annuity contracts recorded in our audited consolidated balance sheet as at December 31, 2017 of $117.2 million are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable. Amounts related to Pavonia Life Insurance Company of New York are excluded as these are classified as liabilities held for sale, as described in Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinuing Operations" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

In addition to the contractual obligations in the table above, we also have the right to purchase the redeemable noncontrolling interests ("RNCI") from the RNCI holders at certain times in the future (each such right, a "call right") and the RNCI holders have the right to sell their RNCI interests to us at certain times in the future (each such right, a "put right"). The RNCI rights are described in Note 21 - "Related Party Transactions" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
For additional information relating to our commitments and contingencies, see Note 23 - "Commitments and Contingencies" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
At December 31, 2017, we did not have any off-balance sheet arrangements, as defined by Item 303(a) (4) of Regulation S-K.
Critical Accounting Policies
We believe the following accounting policies impact the most significant judgments and estimates used in the preparation of our financial statements.
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
We account for business acquisitions using the acquisition method of accounting, which requires that the acquirer record the assets and liabilities acquired at their estimated fair value. The fair values of each of the insurance and reinsurance assets and liabilities acquired are derived from probability-weighted ranges of the associated projected cash flows, based on actuarially prepared information and management’s run-off strategy. Our run-off strategy, as well as that of other run-off market participants, is expected to be different from the seller’s as generally sellers are not specialized in running off insurance and reinsurance liabilities whereas we and other market participants do specialize in such run-offs.
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
The difference between the carrying value of reserves acquired at the date of acquisition and the fair value is the Fair Value Adjustment, ("FVA"). The FVA is amortized over the estimated payout period and adjusted for accelerations on commutation settlements or any other new information or subsequent change in circumstances after the date of acquisition. To the extent the actual payout experience after the acquisition is materially faster or slower than anticipated at the time of the acquisition, there is an adjustment to the estimated ultimate loss reserves, or there are changes in bad debt provisions or in estimates of future run-off costs following accelerated payouts, then the amortization of the FVA is accelerated or decelerated, as the case may be, to reflect such changes.
Losses and Loss Adjustment Expenses - Non-Life Run-off
The following table provides a breakdown of gross losses and LAE reserves, consisting of Outstanding Loss Reserve ("OLR"), IBNR, fair value adjustments and ULAE, by type of exposure, as of December 31, 2017 and 2016.

	2017			2016
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Asbestos	$366,446	$1,434,598	$1,801,044	$265,144	$584,757	$849,901
Environmental	95,801	95,259	191,060	100,128	71,722	171,850
General casualty	344,425	266,526	610,951	428,210	317,613	745,823
Workers' compensation/personal accident	1,458,430	748,949	2,207,379	1,389,097	701,616	2,090,713
Marine, aviation and transit	109,102	56,284	165,386	54,025	35,744	89,769
Construction defect	28,701	135,608	164,309	40,446	121,551	161,997
Professional indemnity/Directors & Officers	214,803	40,265	255,068	110,208	61,663	171,871
Other	567,995	126,438	694,433	310,478	40,993	351,471
	$3,185,703	$2,903,927	$6,089,630	$2,697,736	$1,935,659	$4,633,395
Fair value adjustments			(125,998)			(135,368)
Fair value adjustments - fair value option			(314,748)			—
			$5,648,884			$4,498,027
ULAE			300,588			218,336
Total			$5,949,472			$4,716,363

The following table provides a breakdown of losses and LAE reserves (net of reinsurance balances recoverable and deferred charges) by type of exposure as of December 31, 2017 and 2016:

	2017		2016
	Total	% of Total	Total	% of Total
	(in thousands of U.S. dollars)
Asbestos	$1,678,822	37.4%	$815,766	22.5%
Environmental	184,394	4.1%	164,051	4.5%
General casualty	471,538	10.5%	496,043	13.7%
Workers' compensation/personal accident	1,260,426	28.1%	1,492,391	41.4%
Marine, aviation and transit	142,005	3.2%	84,076	2.3%
Construction defect	149,713	3.3%	124,568	3.4%
Professional Indemnity/Directors and Officers	220,618	4.9%	153,342	4.2%
Other	459,675	10.2%	288,320	8.0%
Fair value adjustments	(113,028)	(2.5)%	(121,483)	(3.4)%
Fair value adjustments - fair value option	(182,764)	(4.1)%	—	—%
Deferred charges	(80,192)	(1.8)%	(94,551)	(2.6)%
ULAE	300,588	6.7%	218,336	6.0%
Total	$4,491,795	100.0%	$3,620,859	100.0%
As of December 31, 2017 and 2016, the IBNR reserves (net of reinsurance balances receivable) accounted for $2,313.8 million, or 51.5% and $1,542.1 million, or 42.6%, respectively of our total Non-life Run-off net losses and LAE.
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

•
To the extent that the nature of the acquired loss reserves are conducive to commutation, our aim is to settle the majority of the acquired loss reserves within a time frame of approximately five to seven years from the date of acquisition.

•
To the extent that acquired reserves are not conducive to commutation, we will instead adopt a disciplined claims management approach to pay only valid claims on a timely basis and endeavor to reduce the level of acquired LAE provisions by streamlining claims handling procedures.

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
For latent exposures with a long reporting tail, the estimated level of IBNR reserves may be significantly higher than the advised case reserves. In such an instance, the commutation settlement of a block of such policies may be greater than the advised case reserves but less than the aggregate of the advised case reserves plus the estimated related IBNR reserves, resulting in a total saving on the remaining liability.
On a quarterly basis, we adjust our estimates of ultimate loss and LAE liabilities in the quarter that any significant commutation is concluded. The agreed commutation settlement is recorded in net losses paid.
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

•	Large loss advices and cash calls are provided to us as soon as practicable after an individual loss or claim is made or settled by the insured.

•	The remaining broker advices are issued monthly, quarterly or annually depending on the provisions of the individual policies or the ceding company’s practice.

•
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
Nearly all of our unpaid claims liabilities are considered to have a long claims payout tail. Gross loss reserves, excluding fair value and ULAE, for our non-life run-off subsidiaries relate primarily to casualty exposures, including latent claims, of which 32.7% in 2017 (2016: 22.1%) relate to asbestos and environmental ("A&E") exposures.
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

Our management, through the loss reserving committees, considers the reasonableness of loss reserves recommended by our actuaries, including actual loss development during the year, using the following reports produced internally on a quarterly basis for each of our insurance and reinsurance subsidiaries:

•
Gross, ceded and net incurred loss report - This report provides, for each reporting period, the total (including commuted policies) gross, ceded and net incurred loss development for each company and a commentary on each company’s loss development. The report highlights the causes of any unusual or significant loss development activity (including commutations).

•
Actual versus expected gross incurred loss development schedule - This schedule provides a summary, and commentary thereon, of each company’s (excluding companies or portfolios of business acquired in the current year) non-commuted incurred gross losses compared to the estimate of the development of non-commuted incurred gross losses provided by our actuaries at the beginning of the year as part of the prior year’s reserving process.

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
When establishing loss reserves we have an expectation that, in the absence of commutations and significant favorable or unfavorable non-commuted loss development compared to expectations, loss reserves will not exceed the high, or be less than the low, end of the following ranges of gross losses and LAE reserves implied by the various methodologies used by each of our insurance subsidiaries as of December 31, 2017.

The range of gross loss and LAE reserves implied by the various methodologies used by each of our insurance and reinsurance subsidiaries as of December 31, 2017 and December 31, 2016 is presented in the following table ("Range of Outcomes"):

	2017			2016
	Low	Selected	High	Low	Selected	High
	(in thousands of U.S. dollars)
Asbestos	$1,554,713	$1,801,044	$2,043,180	$804,312	$849,901	$1,126,508
Environmental	170,461	191,060	217,643	164,010	171,850	230,202
General casualty	539,506	610,951	680,562	653,690	745,823	844,477
Workers' compensation/personal accident	1,973,167	2,207,379	2,434,441	1,873,501	2,090,713	2,494,309
Marine, aviation and transit	140,610	165,386	185,772	79,885	89,769	105,291
Construction defect	148,939	164,309	181,609	149,504	161,997	206,157
Professional indemnity/Directors & Officers	230,967	255,068	280,755	150,199	$171,871	201,024
Other	609,669	694,433	769,306	314,517	351,471	399,728
	5,368,032	6,089,630	6,793,268	4,189,618	4,633,395	5,607,696
Fair value adjustments	(108,145)	(125,998)	(141,880)	(125,073)	(135,368)	(169,690)
Fair value adjustments - fair value option	(273,680)	(314,748)	(349,607)	—	—	—
ULAE	263,433	300,588	333,735	218,336	218,336	218,336
Total	$5,249,640	$5,949,472	$6,635,516	$4,282,881	$4,716,363	$5,656,342
Latent Claims
A number of our subsidiaries, and counterparties who wrote portfolios assumed by us, wrote general liability policies and reinsurance (prior to their acquisition by us) under which policyholders continue to present asbestos-related injury claims and claims alleging injury, damage or clean-up costs arising from environmental pollution. These policies, and the associated claims, are referred to as "A&E" exposures. The vast majority of these claims are presented under policies written many years ago.
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

•
As of December 31, 2017, we had net loss reserves of $1,678.8 million for asbestos-related claims (or 36.8% of total non-life run-off net reserves for losses and LAE liabilities) and $184.4 million for environmental pollution-related claims (or 4.0% of total non-life run-off net reserves for losses and LAE).

•
As of December 31, 2016, we had net loss reserves of $815.8 million for asbestos-related claims (or 22.5% of total non-life run-off net reserves for losses and LAE liabilities) and $164.1 million for environmental pollution-related claims (or 4.5% of total non-life run-off net reserves for losses and LAE).

For the years ended December 31, 2017 and 2016, our reserves for A&E liabilities increased by $970.4 million and $545.2 million on a gross basis, respectively, and by $883.4 million and $545.1 million on a net basis, respectively, due to acquisition activity in 2017 primarily related to the RSA and QBE transactions. The following table provides a reconciliation of our gross and net loss and ALAE reserves from A&E exposures and the movement in gross and net reserves:

	Years Ended December 31,
	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net
	(in thousands of U.S. dollars)
Provisions for A&E claims and ALAE at January 1	$1,021,751	$979,817	$476,508	$434,681	$529,181	$470,993
A&E losses and ALAE incurred during the year	71,397	82,042	(11,347)	(30,457)	(14,659)	(13,300)
A&E losses and ALAE paid during the year	(112,015)	(105,224)	(40,761)	(19,127)	(39,633)	(24,631)
Provision for A&E claims and ALAE acquired during the year	1,010,971	906,581	597,351	594,720	1,619	1,619
Provision for A&E claims and ALAE at December 31	$1,992,104	$1,863,216	$1,021,751	$979,817	$476,508	$434,681

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
Despite the stability of recent trends, there remains significant uncertainty involved in estimating liabilities related to these exposures. Unlike asbestos claims which are generated primarily from allegedly injured private individuals, environmental claims generally result from governmentally initiated activities. The following factors contribute to the uncertainty of estimating our environmental claims exposure:

•
First, the number of waste sites subject to cleanup is unknown. Over 1,000 sites are included on the National Priorities List of the United States Environmental Protection Agency. State authorities have separately identified many additional sites and, at times, aggressively implement site cleanups.

•
Second, the liabilities of the insureds themselves are difficult to estimate. At any given site, the allocation of remediation cost among the potentially responsible parties varies greatly depending upon a variety of factors.

•
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
Our exposure to asbestos claims arises from the general liability, product liability and U.K. employer's liability policies written directly or reinsured by our insurance and reinsurance companies. With the 2016 acquisition of the Dana Companies, we also have direct personal injury asbestos claims recorded in other liabilities that arise from Dana Companies legacy automotive manufacturing operations. While most of our asbestos exposures arise from asbestos mining and the primary manufacturers of asbestos, we also receive claims from tertiary defendants which manufactured products that included asbestos, as well as other defendants in the supply chain of these products.
We generally use industry benchmarking methodologies to estimate appropriate IBNR reserves for our A&E exposures. These methods are based on comparisons of our loss experience on A&E exposures relative to industry loss experience on A&E exposures. Estimates of IBNR are derived separately for each of our relevant subsidiaries and, for some subsidiaries, separately for distinct portfolios of exposure. The discussion that follows describes, in greater detail, the primary actuarial methodologies used by us to estimate IBNR for A&E exposures.
In addition to the specific considerations for each method described below, many general factors are considered in the application of the methods and the interpretation of results for each portfolio of exposures. These factors include:

•	the mix of product types (e.g., primary insurance versus reinsurance of primary versus reinsurance of reinsurance)

•	the average attachment point of coverages (e.g., first-dollar primary versus umbrella over primary versus high-excess)

•	payment and reporting lags related to the international domicile of our subsidiaries

•	payment and reporting pattern acceleration due to large "wholesale" settlements (e.g., policy buy-backs and commutations) pursued by us, and

•	lists of individual risks remaining and general trends within the legal and tort environments.

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
4. IBNR: Case Ratio Method.    In this method, the ratio of estimated industry IBNR reserves to industry case reserves is multiplied by our case reserves to estimate our IBNR reserves. Specific considerations in the application of this method include the presence of policies reserved at policy limits, changes in overall industry case reserve adequacy and recent loss reporting history. Each year, our case reserves are updated, the estimate of industry reserves is updated and the applicability of the industry IBNR: Case Ratio is reviewed. This method has the advantage that it incorporates the most recent estimates of amounts needed to settle open cases included in current case reserves. A potential disadvantage is that results could be misleading where our case reserve adequacy differs significantly from overall industry case reserve adequacy. In these instances, the industry IBNR: Case Ratios were adjusted to reflect our portfolio case reserve adequacy.
5. Ultimate-to-Incurred Method.    In this method, the ratio of estimated industry ultimate losses to industry incurred-to-date losses is applied to our incurred-to-date losses to estimate our IBNR reserves. Specific considerations in the application of this method include the completeness of our incurred-to-date loss information, the potential acceleration or deceleration in our incurred losses (relative to the industry) due to our claims handling practices and the impact of large individual settlements. Each year incurred-to-date loss information is updated (for both us and the industry) and updates to industry estimated ultimate losses are reviewed. This method has the advantage that it incorporates both paid and case reserve information in projecting ultimate losses. A potential disadvantage is that results could be misleading where cumulative paid loss data is incomplete or where our case reserve adequacy differs significantly from overall industry case reserve adequacy. In these instances, the industry IBNR: Case Ratios were adjusted to reflect our portfolio case reserve adequacy.
6. Decay Factor Method.    In this method, a decay factor is directly applied to our payment data to estimate future payments. The decay factors were selected based on a review of our own decays and industry decays. This method is most useful where our data shows a decreasing pattern and is credible enough to be reliable.
7. Asbestos Ground-up Exposure Analysis Using Frequency-Severity Method. This method is used when we have defendant level detail policy and claim data. In a frequency-severity method there are two components that need to be estimated, namely, (1) the number of claims that will ultimately be settled with payment and (2) the severity of these claims including legal costs. The estimate of future settled claims is based on the historical filings rates, claim dismissal rates, current pending claims and epidemiological forecasts of asbestos disease incident and claim filings.

The average severity is based on historical average settlement amounts trended for inflation to the expected year of settlement for claims that close with an indemnity payment. Loss adjustment expenses are loaded on based on historical expense to indemnity ratios. Multiplying the number of expected future claims settled with payments by the average severity results in an estimate of the ground-up losses at the defendant level. At this point, the defendant’s insurance coverage is considered to determine the allocation of the ground-up estimate to policy years and policy within the insurance coverage as well as the amount retained by the defendant.
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
1. Cumulative Reported and Paid Loss Development Methods.    The Cumulative Reported (Case Incurred) Loss Development method relies on the assumption that, at any given state of maturity, ultimate losses can be predicted by multiplying cumulative reported losses (paid losses plus case reserves) by a cumulative development factor. The validity of the results of this method depends on the stability of claim reporting and settlement rates, as well as the consistency of case reserve levels. Case reserves do not have to be adequately stated for this method to be effective; they only need to have a fairly consistent level of adequacy at all stages of maturity. Historical "age-to-age" loss development factors ('LDFs') are calculated to measure the relative development of an accident year from one maturity point to the next. Age-to-age LDFs are then selected based on these historical factors. The selected age-to-age LDFs are used to project the ultimate losses. The Cumulative Paid Loss Development Method is mechanically identical to the Cumulative Reported Loss Development Method described above, but the paid method does not rely on case reserves or claim reporting patterns in making projections. The validity of the results from using a cumulative loss development approach can be affected by many conditions, such as internal claim department processing changes, a shift between single and multiple payments per claim, legal changes, or variations in a company’s mix of business from year to year. Typically, the most appropriate circumstances in which to apply a cumulative loss development method are those in which the exposure is mature, full loss development data is available, and the historical observed loss development is relatively stable.
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

•
For example, if it were found that large settlements were consistently leading to large negative, or favorable, incurred losses upon settlement, it might be an indication that reserves on remaining exposures are redundant.

•
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

The following table provides a breakdown of the liability for losses and LAE by type of exposure for the years ended December 31, 2017 and 2016 for the Atrium segment:

	2017			2016
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Marine, Aviation and Transit	$24,581	$46,138	$70,719	$25,565	$49,369	$74,934
Binding Authorities	26,115	51,896	78,011	21,543	41,603	63,146
Reinsurance	14,381	34,489	48,870	11,485	22,178	33,663
Accident and Health	3,716	5,518	9,234	2,913	5,625	8,538
Non-Marine Direct and Facultative	9,570	12,467	22,037	5,873	11,343	17,216
Total	$78,363	$150,508	$228,871	$67,379	$130,118	$197,497
Fair value adjustments			9,547			12,503
ULAE			2,455			2,122
Total			$240,873			$212,122
The following table provides a breakdown of the liability for losses and LAE by type of exposure for the years ended December 31, 2017 and 2016 for the StarStone segment:

	2017			2016
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Casualty	$139,200	$282,789	$421,989	$101,897	$279,823	$381,720
Marine	130,962	118,375	249,337	102,957	94,396	197,353
Property	208,777	89,963	298,740	182,480	57,184	239,664
Aerospace	63,920	26,070	89,990	66,190	30,921	97,111
Workers' Compensation	48,118	82,024	130,142	48,591	78,981	127,572
Total	$590,977	$599,221	$1,190,198	$502,115	$541,305	$1,043,420
Fair value adjustments			(555)			(863)
ULAE			18,100			16,825
Total			$1,207,743			$1,059,382
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
Net Incurred Losses and LAE
Non-life Run-off, Atrium and StarStone
The change in our estimated total loss reserves for both latent and all other exposures compared to that of the previous period, less net losses paid during the period, is recorded as net incurred losses and LAE on our statement of earnings for the period. Our estimated total loss reserve at December 31, 2017 was determined by estimating the ultimate losses and deducting paid-to-date losses. The estimated ultimate losses, for both latent and all other (non-latent) liabilities, were determined by the amount of advised case reserves and the application of the actuarial methodologies described above to estimate IBNR reserves. Future changes in our estimates of ultimate losses are likely to have a significant impact on future operating results. Our operating objective is to commute our loss exposures and manage non-commuted loss development in a disciplined manner such that future incurred loss development will be less than expected. A combination of future commutations and better-than-expected incurred loss development of non-commuted exposures could improve the trend of loss development and, after the application of actuarial methodologies to the improved trend, reduce the December 31, 2017 estimates of ultimate losses with a positive impact on our future results. However, it is not possible to project future commutation settlements or whether incurred loss development will be better than expected, and it is possible that ultimate loss reserves could increase based on the factors discussed herein.
Policy Benefits for Life Contracts
Policy benefits for life contracts as at December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
	(in thousands of U.S. dollars)
Policy benefits for life contracts	$117,207	$112,095
Our policy benefits for life contracts (or policy benefits) are estimated using standard actuarial techniques and cash flow models. We establish and maintain our policy benefits at a level that we estimate will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support future cash flow benefit obligations and third-party servicing obligations as they become payable. We review our policy benefits regularly and perform loss recognition testing based upon cash flow projections.
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
Reinsurance Balances Recoverable
Our acquired insurance and reinsurance subsidiaries in all three of our operating segments, prior to acquisition by us, used retrocessional agreements to reduce their exposure to the risk of insurance and reinsurance they assumed. Loss reserves represent total gross losses, and reinsurance balances recoverables represent anticipated recoveries of a portion of those loss reserves, as well as amounts receivable from reinsurers with respect to claims that have already been paid. While reinsurance arrangements are designed to limit losses and to permit recovery of a portion of loss reserves, reinsurance does not relieve us of our liabilities to our insureds or reinsureds. Therefore, we evaluate and monitor concentration of credit risk among our reinsurers, including companies that are insolvent, in run-off or facing financial difficulties. Provisions are made for amounts considered potentially uncollectible.
In addition to the acquired retrocessional agreements, on an annual basis, our active underwriting subsidiaries purchase tailored outwards reinsurance programs designed to manage their risk profiles. The majority of the total third-party reinsurance cover for our active underwriting subsidiaries is with Lloyd’s Syndicates or other reinsurers rated A- or better and reinsurers, while not rated, provide collateral in the form of letters of credit, trust funds or funds withheld.
To estimate the provision for uncollectible reinsurance balances recoverable, the reinsurance balances recoverable is first allocated to applicable reinsurers. As part of this process, ceded IBNR is allocated by reinsurer. We then use a detailed analysis to estimate uncollectible reinsurance. The primary components of the analysis are reinsurance recoverable balances by reinsurer and bad debt provisions applied to these balances to determine the portion of a reinsurer’s balance deemed to be uncollectible. These provisions require considerable judgment and are determined using the current rating, or rating equivalent, of each reinsurer (in order to determine its ability to settle the reinsurance balances) as well as other key considerations and assumptions, such as claims and coverage issues.
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
Investments
Valuation of Investments
Our non-life run-off, active underwriting and life and annuity businesses invest in trading portfolios of fixed maturity and short-term investments and equities, and an available-for-sale portfolio of fixed maturity and short-term investments. We record both the trading and available-for-sale portfolios at fair value on our balance sheet. For our trading portfolios, the unrealized gain or loss associated with the difference between the fair value and the amortized cost of the investments is recorded in net earnings. For our available-for-sale portfolios, the unrealized gain or loss (other than credit losses) is excluded from net earnings and reported as a separate component of accumulated other comprehensive income.
Our other investments comprise investments in various private equities and private equity funds, fixed income funds, fixed income hedge funds, equity funds, private credit funds and CLO equity funds, as well as direct investments in CLO equities. All of these other investments are recorded at fair value.
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

In addition, certain of our other investments are measured at fair value using net asset value ("NAV") per share (or its equivalent) as a practical expedient and have not been classified within the fair value hierarchy above. When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 and 2) and unobservable (Level 3).

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
For the years ended December 31, 2017, 2016 and 2015, we did not recognize any other-than-temporary impairment charges through earnings.
The fair values for all fixed maturity securities in our trading and funds held - directly managed investment portfolios are independently provided by the investment accounting service providers, investment managers and investment custodians, each of which utilize internationally recognized independent pricing services. We record the unadjusted price provided by the investment accounting service providers, investment managers or investment custodians and validate this price through a process that includes, but is not limited to: (i) comparison of prices against alternative pricing sources; (ii) quantitative analysis (e.g. comparing the quarterly return for each managed portfolio to its target benchmark); (iii) evaluation of methodologies used by external parties to estimate fair value, including a review of the inputs used for pricing; and (iv) comparing the price to our knowledge of the current investment market. Our internal price validation procedures and review of fair value methodology documentation provided by independent pricing services have not historically resulted in adjustment in the prices obtained from the pricing service.
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
For our investments in private credit funds, we measure fair value by obtaining the most recently available NAV from the external fund manager or third-party administrator. The fair values of these investments are measured using NAV as a practical expedient and therefore have not been categorized within the fair value hierarchy.
Certain funds are subject to gates or side-pockets, where redemptions are subject to the sale of underlying investments. A gate is the ability to deny or delay a redemption request, whereas a side-pocket is a designated account for which the investor loses its redemption rights. As at December 31, 2017, we had $0.5 million of fixed income hedge funds subject to gates or side-pockets.
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
Intangible Assets
Intangible assets represent the fair value adjustments related to unpaid losses and loss expenses, unearned premium, reinsurance balances recoverable and policy benefits for life and annuity contracts along with the fair values of Lloyd’s syndicate capacity, customer relationships, management contract and brand arising from the acquisition of Atrium and the syndicate capacity, U.S. insurance licenses and software, technology arising from the acquisition of StarStone. Definite-lived intangible assets are amortized over their estimated useful lives. We recognize the amortization of all intangible assets in our consolidated statement of earnings. Indefinite-lived intangible assets are not subject to amortization. The carrying values of indefinite-lived intangible assets are reviewed for indicators of impairment on at least an annual basis or sooner whenever events or changes in circumstances indicate that the assets may be impaired. Impairment is recognized if the carrying values of the intangible assets are not recoverable from their undiscounted cash flows and is measured as the difference between the carrying value and the fair value.
Redeemable Noncontrolling Interest
In connection with the acquisitions of Arden, Atrium and StarStone, certain subsidiaries have issued shares to noncontrolling interests. These shares provide certain redemption rights to the holder, which may be settled in Enstar’s own shares or cash or a combination of cash and shares, at our option. We classify redeemable noncontrolling interests with redemption features that are not solely within our control within temporary equity in our consolidated balance sheets and carry them at the redemption value, which is fair value. We recognize changes in the fair value that exceed the carrying value of redeemable noncontrolling interest through retained earnings as if the balance sheet date were also the redemption date.
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
The fair value of the liability for losses and LAE and reinsurance recoverable under these contracts is presented separately in our consolidated balance sheet as at December 31, 2017. Changes in the fair value of the liability for losses and LAE and reinsurance balances recoverable are included in net incurred losses and LAE in our consolidated statement of operations.
We use an internal model to calculate the fair value of the liability for losses and loss adjustment expenses and reinsurance recoverable asset for certain retroactive reinsurance contracts where we have elected the fair value option in our Non-life Run-off segment.
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

The observable and unobservable inputs used in the model are described in Note 8 - "Fair Value Measurements" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
The fair value of the liability for losses and LAE and reinsurance balances recoverable may increase or decrease due to changes in the corporate bond rate, the credit spread for non-performance risk, the risk cost of capital, the weighted average cost of capital and the estimated payment pattern:

•
An increase in the corporate bond rate or credit spread for non-performance risk would result in a decrease in the fair value of the liability for losses and LAE and reinsurance balances recoverable. Conversely, a decrease in the corporate bond rate or credit spread for non-performance risk would result in an increase in the fair value of the liability for losses and LAE and reinsurance balances recoverable.

•
An increase in the weighted average cost of capital would result in an increase in the fair value of the liability for losses and LAE and reinsurance balances recoverable. Conversely, a decrease in the weighted average cost of capital would result in a decrease in the fair value of the liability for losses and LAE and reinsurance balances recoverable.

•
An increase in the risk cost of capital would result in an increase in the fair value of the liability for losses and LAE and reinsurance balances recoverable. Conversely, a decrease in the risk cost of capital would result in a decrease in the fair value of the liability for losses and LAE and reinsurance balances recoverable.

•
An acceleration of the estimated payment pattern would result in an increase in the fair value of the liability for losses and LAE and reinsurance balances recoverable. Conversely, a deceleration of the estimated payment pattern would result in a decrease in the fair value of the liability for losses and LAE and reinsurance balances recoverable.

In addition, the estimate of the capital required to support the liabilities is based upon current industry standards for capital adequacy. If the required capital per unit of risk increases then the fair value of the liability for losses and LAE and reinsurance balances recoverable would increase. Conversely, a decrease in required capital would result in a decrease in the fair value of the liability for losses and LAE and reinsurance balances recoverable.

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
We are principally exposed to four types of market risk: interest rate risk; credit risk; equity price risk and foreign currency risk. Our policies to address these risks in 2017 were not materially different than those used in 2016 other than as described herein, and, based on our current knowledge and expectations, we do not currently anticipate significant changes in our market risk exposures or in how we will manage those exposures in future reporting periods.
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
The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, in our fixed maturity and short-term investments portfolio classified as trading and available-for-sale as at December 31, 2017 and 2016:

	Interest Rate Shift in Basis Points
As at December 31, 2017	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$6,438	$6,261	$6,087	$5,919	$5,760
Market Value Change from Base	5.8%	2.9%	—	(2.8)%	(5.4)%
Change in Unrealized Value	$351	$174	$—	$(168)	$(327)

As at December 31, 2016	-100	-50	—	+50	+100
Total Market Value	$5,040	$4,969	$4,879	$4,830	$4,762
Market Value Change from Base	3.3%	1.8%	—	(1.0)%	(2.4)%
Change in Unrealized Value	$161	$90	$—	$(49)	$(117)
The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in the treasury yield curve assuming credit spreads remain constant, in our funds held - directly managed portfolio as at December 31, 2017 and 2016:

	Interest Rate Shift in Basis Points
As at December 31, 2017	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$1,247	$1,205	$1,165	$1,128	$1,092
Market Value Change from Base	7.0%	3.4%	—	(3.2)%	(6.3)%
Change in Unrealized Value	$82	$40	$—	$(37)	$(73)

As at December 31, 2016	-100	-50	—	+50	+100
Total Market Value	$1,057	$1,022	$988	$958	$928
Market Value Change from Base	7.0%	3.4%	—	(3.0)%	(6.1)%
Change in Unrealized Value	$69	$34	$—	$(30)	$(60)
Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities and short-term investments portfolio may be materially different from the resulting change in realized value indicated in the tables above.

Credit Risk
Credit risk relates to the uncertainty of a counterparty’s ability to make timely payments in accordance with contractual terms of the instrument or contract. We are exposed to direct credit risk primarily within our portfolios of fixed maturity and short-term investments, and through customers, brokers and reinsurers in the form of premiums receivable and reinsurance balances recoverables, respectively, as discussed below.
Fixed Maturity and Short-Term Investments
As a holder of fixed maturity and short-term investments and mutual funds, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity investments of short-to-medium duration and mutual funds. A table of credit ratings for our fixed maturity and short-term investments is in Note 6 - "Investments" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K. At December 31, 2017, 40.1% of our fixed maturity and short-term investment portfolio was rated AA or higher by a major rating agency (December 31, 2016: 52.2%) with 6.4% rated lower than BBB- (December 31, 2016: 4.6%). The portfolio as a whole, including cash, restricted cash, fixed maturity and short term investments and funds held - directly managed, had an average credit quality rating of A+ as at December 31, 2017 (December 31, 2016: AA-). In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we do not believe we have significant concentrations of credit risk.
Reinsurance Balances Recoverables
We have exposure to credit risk as it relates to our reinsurance balances recoverable. Our insurance subsidiaries remain liable to the extent that retrocessionaires do not meet their contractual obligations and, therefore, we evaluate and monitor concentration of credit risk among our reinsurers. A discussion of our reinsurance balances recoverable is in Note 10 - "Reinsurance Balances Recoverable" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
As at December 31, 2017, our reinsurance balances recoverable included $357.4 million from a related party and equity method investee, KaylaRe Ltd., amongst other balances, as discussed in Note 21 - "Related Party Transactions" in the notes to our consolidated financial statements included within Item 8 of this Annual Report.
Funds Held
Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds balance is credited with investment income and losses payable are deducted. We are subject to credit risk if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due. Our funds held are shown under two categories on the consolidated balance sheets, where funds held upon which we receive the underlying portfolio economics are shown as "Funds held - directly managed", and funds held where we receive a fixed crediting rate are shown as "Funds held by reinsured companies". Both types of funds held are subject to credit risk. We routinely monitor the creditworthiness of reinsured companies with whom we have funds held arrangements. As at December 31, 2017 we have a significant concentration of $1.0 billion with one reinsured company, which has financial strength credit ratings of A+ from A.M. Best and AA from Standard & Poor's.
Equity Price Risk
Our portfolio of equity investments, including the equity funds included in other investments (collectively, "equities at risk"), has exposure to equity price risk, which is the risk of potential loss in fair value resulting from adverse changes in stock prices. Our global equity portfolio is correlated with a blend of the S&P 500 and MSCI World indices and changes in this blend of indices would approximate the impact on our portfolio. The fair value of our equities at risk at December 31, 2017 was $645.6 million (December 31, 2016: $619.1 million). At December 31, 2017, the impact of a 10% decline in the overall market prices of our equities at risk would be $64.6 million (December 31, 2016: $61.9 million), on a pre-tax basis.
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
We have exposure to foreign currency risk through our ownership of European, British, and Australian subsidiaries whose functional currencies are the Euro, British pound and Australian dollar, respectively. Following the closing of the Pavonia sale, as discussed in Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinuing Operations", we no longer have subsidiaries with a functional currency of Canadian dollars. The foreign exchange gain or loss resulting from the translation of their financial statements from functional currency into U.S. dollars is recorded in the currency translation adjustment account, which is a component of accumulated other comprehensive income (loss) in shareholders’ equity. During the year ended December 31, 2017, we reduced our borrowings of Euros under the EGL Revolving Credit Facility from €75.0 million to €50.0 million, to hedge the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currency is denominated in Euros. This reduction was in relation to the sale of Laguna. During the year ended December 31, 2017, we entered into forward exchange contracts to hedge the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currencies are denominated in Canadian and Australian dollars. We utilize hedge accounting to record the foreign exchange gain or loss on these instruments in the currency translation account. The loan and the forward contracts are discussed in Note 15 - "Debt Obligations" and "Note 9 - "Derivative Instruments", respectively, in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K. In addition, from time to time, we may also utilize foreign currency forward contracts to hedge certain foreign currency exposures in British pounds, Euros and Australian dollars which were not designated for hedge accounting.
The table below summarizes our net exposures as at December 31, 2017 and 2016 to foreign currencies:

2017	GBP	EUR	AUD	CAD	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$7.0	$11.0	$(2.1)	$(3.4)	$3.7	$16.2
Pre-tax impact of a 10% movement of the U.S. dollar(1)	$0.7	$1.1	$(0.2)	$(0.3)	$0.4	$1.6

2016	GBP	EUR	AUD	CAD	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$20.6	$17.9	$12.2	$26.6	$5.2	$82.5
Pre-tax impact of a 10% movement of the U.S. dollar(1)	$2.1	$1.8	$1.2	$2.7	$0.5	$8.3

(1)	Assumes 10% change in U.S. dollar relative to other currencies.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
Enstar Group Limited:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Enstar Group Limited and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017 and the related notes and financial statement schedules I to VI (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG Audit Limited
We have served as the Company’s auditor since 2012.
Hamilton, Bermuda
February 28, 2018

ENSTAR GROUP LIMITED
CONSOLIDATED BALANCE SHEETS
As of December 31, 2017 and 2016

	2017	2016
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$180,211	$222,918
Short-term investments, available-for-sale, at fair value (amortized cost: 2017 — $nil; 2016 — $287)	—	268
Fixed maturities, trading, at fair value	5,696,073	4,388,242
Fixed maturities, available-for-sale, at fair value (amortized cost: 2017 — $208,097; 2016 — $269,577)	210,285	267,499
Equities, trading, at fair value	106,603	95,047
Other investments, at fair value	913,392	937,047
Other investments, at cost	125,621	131,651
Total investments	7,232,185	6,042,672
Cash and cash equivalents	955,150	954,871
Restricted cash and cash equivalents	257,686	363,774
Funds held - directly managed	1,179,940	994,665
Premiums receivable	425,702	406,676
Deferred tax assets	13,001	11,374
Prepaid reinsurance premiums	245,101	219,115
Reinsurance balances recoverable	1,478,806	1,460,743
Reinsurance balances recoverable, fair value	542,224	—
Funds held by reinsured companies	175,383	82,073
Deferred acquisition costs	64,984	58,114
Goodwill and intangible assets	180,589	184,855
Other assets	831,320	842,356
Assets held for sale	24,351	1,244,456
TOTAL ASSETS	$13,606,422	$12,865,744

LIABILITIES
Losses and loss adjustment expenses	$5,603,419	$5,987,867
Losses and loss adjustment expenses, fair value	1,794,669	—
Policy benefits for life and annuity contracts	117,207	112,095
Unearned premiums	583,197	548,343
Insurance and reinsurance balances payable	236,697	394,021
Deferred tax liabilities	15,262	28,356
Debt obligations	646,689	673,603
Other liabilities	972,457	705,318
Liabilities held for sale	11,271	1,150,787
TOTAL LIABILITIES	9,980,868	9,600,390

COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	479,606	454,522

SHAREHOLDERS’ EQUITY
Share capital authorized, issued and fully paid, par value $1 each (authorized 2017 and 2016: 156,000,000):
Ordinary shares (issued and outstanding 2017: 16,402,279; 2016: 16,175,250)	16,402	16,175
Non-voting convertible ordinary shares:
Series C (issued and outstanding 2017: 2,599,672; 2016: 2,792,157)	2,600	2,792
Series E (issued and outstanding 2017 and 2016: 404,771)	405	405
Series C Preferred Shares (issued and outstanding 2017 and 2016: 388,571)	389	389
Treasury shares at cost (Preferred shares 2017 and 2016: 388,571)	(421,559)	(421,559)
Additional paid-in capital	1,395,067	1,380,109
Accumulated other comprehensive income (loss)	10,468	(23,549)
Retained earnings	2,132,912	1,847,550
Total Enstar Group Limited Shareholders’ Equity	3,136,684	2,802,312
Noncontrolling interest	9,264	8,520
TOTAL SHAREHOLDERS’ EQUITY	3,145,948	2,810,832
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	$13,606,422	$12,865,744
See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$613,121	$823,514	$753,744
Fees and commission income	66,103	39,364	39,347
Net investment income	208,789	185,463	122,564
Net realized and unrealized gains (losses)	190,334	77,818	(41,523)
Other income	28,509	4,836	30,328
	1,106,856	1,130,995	904,460
EXPENSES
Net incurred losses and loss adjustment expenses	193,551	174,099	104,333
Life and annuity policy benefits	4,015	(2,038)	(546)
Acquisition costs	96,906	186,569	163,716
General and administrative expenses	435,985	423,734	389,159
Interest expense	28,102	20,642	19,403
Net foreign exchange losses	17,537	665	3,373
Loss on sale of subsidiary	16,349	—	—
	792,445	803,671	679,438
EARNINGS BEFORE INCOME TAXES	314,411	327,324	225,022
INCOME TAXES	6,395	(34,874)	(12,650)
NET EARNINGS FROM CONTINUING OPERATIONS	320,806	292,450	212,372
NET EARNINGS (LOSS) FROM DISCONTINUING OPERATIONS, NET OF INCOME TAX EXPENSE	10,993	11,963	(2,031)
NET EARNINGS	331,799	304,413	210,341
Net loss (earnings) attributable to noncontrolling interest	(20,341)	(39,606)	9,950
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$311,458	$264,807	$220,291

Earnings per ordinary share attributable to Enstar Group Limited:
Basic:
Net earnings from continuing operations	$15.50	$13.10	$11.55
Net earnings (loss) from discontinuing operations	0.56	0.62	(0.11)
Net earnings per ordinary share	$16.06	$13.72	$11.44
Diluted:
Net earnings from continuing operations	$15.39	$13.00	$11.46
Net earnings (loss) from discontinuing operations	0.56	0.62	(0.11)
Net earnings per ordinary share	$15.95	$13.62	$11.35
Weighted average ordinary shares outstanding:
Basic	19,388,621	19,299,426	19,252,072
Diluted	19,527,591	19,447,241	19,407,756
See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(expressed in thousands of U.S. dollars)
NET EARNINGS	$331,799	$304,413	$210,341
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on fixed income investments arising during the year	4,776	4,776	(3,219)
Reclassification adjustment for net realized gains included in net earnings	(491)	(384)	(266)
Unrealized gains (losses) arising during the year, net of reclassification adjustment	4,285	4,392	(3,485)
Decrease in defined benefit pension liability	1,501	3,079	3
Change in currency translation adjustment	9,423	4,793	(24,694)
Reclassification to earnings on disposal of subsidiary	20,751	—	—
Total currency translation adjustment	30,174	4,793	(24,694)
Total other comprehensive gain (loss)	35,960	12,264	(28,176)
Comprehensive income	367,759	316,677	182,165
Comprehensive (income) loss attributable to noncontrolling interest	(22,285)	(40,257)	15,650
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$345,474	$276,420	$197,815
See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(expressed in thousands of U.S. dollars)
Share Capital — Ordinary Shares
Balance, beginning of year	$16,175	$16,133	$15,761
Issue of shares	35	42	63
Conversion of Series C Non-Voting Convertible Ordinary Shares	192	—	—
Conversion of Series E Non-Voting Convertible Ordinary Shares	—	—	309
Balance, end of year	$16,402	$16,175	$16,133
Share Capital — Series A Non-Voting Convertible Ordinary Shares
Balance, beginning of year	$—	$2,973	$2,973
Shares converted to Series C Convertible Participating Non-Voting Perpetual Preferred Stock	—	(2,973)	—
Balance, end of year	$—	$—	$2,973
Share Capital — Series C Non-Voting Convertible Ordinary Shares
Balance, beginning of year	$2,792	$2,726	$2,726
Warrants exercised	—	66	—
Conversion to Ordinary Shares	(192)	—	—
Balance, end of year	$2,600	$2,792	$2,726
Share Capital — Series E Non-Voting Convertible Ordinary Shares
Balance, beginning of year	$405	$405	$714
Conversion to Ordinary Shares	—	—	(309)
Balance, end of year	$405	$405	$405
Share Capital — Series C Convertible Participating Non-Voting Perpetual Preferred Stock
Balance, beginning of year	$389	$—	$—
Conversion of Series A Non-Voting Convertible Ordinary Stock	—	389	—
Balance, end of year	$389	$389	$—
Treasury Shares
Balance, beginning and end of year	$(421,559)	$(421,559)	$(421,559)
Additional Paid-in Capital
Balance, beginning of year	$1,380,109	$1,373,044	$1,321,715
Issue of shares and warrants	450	529	1,765
Conversion of Series A Non-Voting Convertible Ordinary Stock	—	2,584	—
Amortization of share-based compensation	14,508	3,952	7,867
Equity attributable to purchase of noncontrolling shareholders’ interest in subsidiaries	—	—	41,697
Balance, end of year	$1,395,067	$1,380,109	$1,373,044
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	$(23,549)	$(35,162)	$(12,686)
Currency translation adjustment
Balance, beginning of year	(18,993)	(23,790)	(2,779)
Change in currency translation adjustment	9,413	4,797	(23,948)
Purchase of noncontrolling shareholders' interest in subsidiaries	—	—	2,937
Reclassification to earnings on disposal of subsidiary	20,751	—	—
Balance, end of year	11,171	(18,993)	(23,790)
Defined benefit pension liability
Balance, beginning of year	(4,644)	(7,723)	(7,726)
Change in defined benefit pension liability	1,501	3,079	3
Balance, end of year	(3,143)	(4,644)	(7,723)
Unrealized gains (losses) on investments
Balance, beginning of year	88	(3,649)	(2,181)
Change in unrealized gains and losses on investments	2,352	3,737	(1,780)
Purchase of noncontrolling shareholders’ interest in subsidiaries	—	—	312
Balance, end of year	2,440	88	(3,649)
Balance, end of year	$10,468	$(23,549)	$(35,162)
Retained Earnings
Balance, beginning of year	1,847,550	$1,578,312	$1,395,206
Net earnings attributable to Enstar Group Limited	311,458	264,807	220,291
Change in redemption of redeemable noncontrolling interests	(30,978)	4,431	(37,185)

Cumulative effect of change in accounting principle	4,882	—	—
Balance, end of year	$2,132,912	$1,847,550	$1,578,312
Noncontrolling Interest (excludes redeemable noncontrolling interests)
Balance, beginning of year	$8,520	$3,911	$217,970
Sale of noncontrolling shareholders' interest in subsidiaries	—	—	(195,347)
Dividends paid	—	—	(733)
Contribution of capital	22	5,643	680
Reallocation to redeemable noncontrolling interest	—	—	(15,801)
Net earnings (loss) attributable to noncontrolling interest	722	(1,034)	(1,153)
Foreign currency translation adjustments	—	—	(1,558)
Net movement in unrealized holding losses on investments	—	—	(147)
Balance, end of year	$9,264	$8,520	$3,911

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings	$331,799	$304,413	$210,341
Net (earnings) loss from discontinued operations	(10,993)	(11,963)	2,031
Adjustments to reconcile net earnings to cash flows provided by (used in) operating activities:
Realized losses (gains) on sale of investments	(5,887)	7,036	(15,859)
Unrealized losses (gains) on investments	(154,763)	(84,854)	57,380
Other non-cash items	15,490	8,566	3,984
Depreciation and other amortization	32,461	34,938	40,922
Net change in trading securities held on behalf of policyholders	25,597	(1,284)	(7,241)
Sales and maturities of trading securities	5,742,845	3,406,788	3,651,680
Purchases of trading securities	(7,024,062)	(3,100,515)	(4,052,430)
Net loss on sale of subsidiary	16,349	—	—
Changes in:
Reinsurance balances recoverable	(530,857)	(21,866)	391,182
Funds held by reinsured companies	(278,585)	(967,379)	32,435
Losses and loss adjustment expenses	1,363,032	259,339	(276,711)
Policy benefits for life and annuity contracts	(3,314)	(11,037)	9,110
Insurance and reinsurance balances payable	(157,741)	120,515	(20,635)
Unearned premiums	34,854	5,682	(19,355)
Other operating assets and liabilities	260,668	(151,068)	(271,986)
Net cash flows used in operating activities	(343,107)	(202,689)	(265,152)
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	$(4,185)	$(18,454)	$130,667
Sale of subsidiary, net of cash sold	126,611	—	—
Sales and maturities of available-for-sale securities	86,359	81,596	142,824
Purchase of available-for-sale securities	(14,848)	(52,568)	(102,214)
Purchase of other investments	(109,885)	(91,093)	(315,583)
Redemption of other investments	232,827	245,069	165,711
Other investing activities	(23,617)	(7,841)	(1,520)
Net cash flows provided by investing activities	293,262	156,709	19,885
FINANCING ACTIVITIES:
Contribution by noncontrolling interest	$22	$5,643	$680
Contribution by redeemable noncontrolling interest	—	—	15,728
Dividends paid to noncontrolling interest	(27,458)	—	(16,861)
Purchase of noncontrolling interest	—	—	(150,400)
Receipt of loans	874,100	571,048	657,700
Repayment of loans	(912,140)	(493,250)	(377,500)
Net cash flows provided by (used in) financing activities	(65,476)	83,441	129,347
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH, CASH EQUIVALENTS AND RESTRICTED CASH	9,512	(13,985)	(18,533)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(105,809)	23,476	(134,453)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	1,318,645	1,295,169	1,429,622
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$1,212,836	$1,318,645	$1,295,169

Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$13,192	$22,216	$33,305
Interest paid	$21,487	$19,451	$19,395

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$955,150	$954,871	$795,245
Restricted cash and cash equivalents	257,686	363,774	499,924
Cash, cash equivalents and restricted cash	$1,212,836	$1,318,645	$1,295,169
See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016 and 2015

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
Our business is organized into three segments:

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

In addition to our three reportable segments, our other activities, which do not qualify as a reportable segment, include our corporate expenses, debt servicing costs, holding company income and expenses, foreign exchange, our remaining life business and other miscellaneous items.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Preparation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The consolidated financial statements include our assets, liabilities and results of operations as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015. Results of operations for acquired subsidiaries are included from the date of acquisition. All significant intercompany transactions and balances have been eliminated.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
(e) Reinsurance Balances Recoverable
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
If we conclude that an investment is other-than-temporarily impaired ("OTTI"), then the difference between the fair value and the amortized cost of the investment is presented as an OTTI charge in the consolidated statements of earnings, with an offset for any non-credit related loss component of the OTTI charge to be recognized in other comprehensive income. Accordingly, only the credit loss component of the OTTI amount would have an impact on our earnings.
Equities
Equities are classified as trading and are carried at fair value with realized and unrealized holding gains and losses included in net earnings and reported as net realized and unrealized gains and losses.
Other investments, at fair value
Other investments include investments in limited partnerships and limited liability companies (collectively "private equities") and fixed income funds, hedge funds, equity funds, private credit funds and collateralized loan obligation ("CLO") equity funds that carry their investments at fair value, as well as direct investments in CLO equities. These other investments are stated at fair value, which ordinarily will be the most recently reported net asset value as advised by the fund manager or administrator. Many of our fund investments publish net asset values on a daily basis and provide daily liquidity; others report on a monthly basis. Private equities typically report quarterly. The change in fair value is included in net realized and unrealized gains and losses on investments and recognized in net earnings.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
(h) Fees and Commission Income
Fees and commission income primarily includes profit commissions earned from managed Lloyd's syndicates as well as fees earned under fronting and consulting arrangements with third- party clients, which are recorded on an accrual basis.
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
(j) Share-based Compensation
We have primarily used three types of share-based compensation: (i) restricted shares, restricted share units and performance share units, (ii) cash-settled stock appreciation rights ("SARs") and (iii) shares issued under our employee share purchase plans. With the exception of SARs and the incentive plan awards issued to certain employees of Atrium, our share-based compensation awards qualify for equity classification. The fair value of the compensation cost is measured at the grant date and is expensed over the service period of the award. The SARs and the Atrium incentive plan awards are classified as liability awards. Liability classified awards are recorded at fair value within other liabilities in the consolidated balance sheet with changes in fair value relating to the vested portion of the award recorded within general and administrative expenses in the consolidated statements of earnings.
(k) Derivative Instruments
We utilize derivative instruments in our foreign currency risk management strategy and recognize all derivatives as either assets or liabilities in the consolidated balance sheets and carry them at the fair value of the specific instrument utilized. Changes in the fair value as well as realized gains or losses on derivative instruments are recognized in net earnings if they are not designated as qualifying hedging instruments or if the criteria for establishing a perfectly effective designated hedging relationship for our net investment hedges has not been met. However, if a designated net investment hedge is deemed to be perfectly effective, then we recognize the changes in the fair value of the underlying hedging instrument in accumulated other comprehensive income (loss) until the application of hedge accounting is discontinued. Any cumulative gains or losses arising on designated net investment hedges are deferred in accumulated other comprehensive income (loss) until the CTA from the underlying hedged net investment is recognized in net earnings due to a disposal, deconsolidation or substantial liquidation.

Certain of our funds held arrangements also contain embedded derivatives as described above and which are carried at fair value.

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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
(n) Acquisitions, Goodwill and Intangible Assets
The acquisition method is used to account for all business acquisitions. This method requires that we record the acquired assets and liabilities at their estimated fair value. The fair values of each of the acquired reinsurance assets and liabilities are derived from probability-weighted ranges of the associated projected cash flows, based on actuarially prepared information and management’s run-off strategy. Our run-off strategy, as well as that of other run-off market participants, is expected to be different from the seller's as generally sellers are not specialized in running off insurance and reinsurance liabilities whereas we and other market participants do specialize in such run-offs.
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
The difference between the fair value of net assets acquired and the purchase price is recorded as a goodwill asset or as a gain from bargain purchase in the consolidated statements of earnings. Goodwill is established initially upon acquisition and assessed at least annually for impairment. If the goodwill asset is determined to be impaired it is written down in the period in which the determination is made.
Intangible assets represent the fair value adjustments related to unpaid losses and LAE, reinsurance balances recoverable and policy benefits for life and annuity contracts along with the intangible assets arising from the acquisitions of Atrium and StarStone. Definite-lived intangible assets are amortized over their useful lives. Amortization of intangible assets is recognized in the consolidated statement of earnings. Indefinite-lived intangible assets are not subject to amortization. The carrying values of intangible assets are reviewed for indicators of impairment at least annually. Impairment is recognized if the carrying values of the definite-lived intangible assets are not recoverable from their undiscounted cash flows and are measured as the difference between the carrying value and the fair value.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In our Non-life Run-off and StarStone segments we have ceded business to KaylaRe Ltd., an affiliated reinsurer, as described in Note 21 - "Related Party Transactions". The reinsurance ceded by StarStone to KaylaRe Ltd. during the year ended December 31, 2016 was mostly recognized as retroactive reinsurance, except for the unearned ceded premium as at December 31, 2016 which was recognized as prospective reinsurance. The reinsurance ceded by StarStone to KaylaRe Ltd. from January 1, 2017 was recognized as prospective reinsurance.
(p) Retroactive Reinsurance - Fair Value Option
In our Non-life Run-off segment we have elected to apply the fair value option for certain loss portfolio transfer reinsurance transactions. This is an irrevocable election that applies to all balances under the insurance contract, including funds held assets, reinsurance balances recoverable, and the liability for losses and loss adjustment expenses.
We use an internal model to calculate the fair value of the liability for losses and loss adjustment expenses and the reinsurance balances recoverable asset. Note 8 - "Fair Value Measurements" describes the internal model, including the observable and unobservable inputs used in the model.
(q) Redeemable Noncontrolling Interest
In connection with the acquisitions of Arden, Atrium and StarStone, certain subsidiaries issued shares to noncontrolling interests. These shares provide certain redemption rights to the holders, which may be settled in our own shares or cash or a combination of cash and shares, at our option. Redeemable noncontrolling interest with redemption features that are not solely within our control are classified within temporary equity in the consolidated balance sheets and carried at the redemption value, which is fair value. Change in the fair value is recognized through retained earnings as if the balance sheet date were also the redemption date.
(r) Internal-use Software
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
(s) Held-for-sale Business and Discontinued Operations
We report a business as held-for-sale when certain criteria are met which include, (1) management either approving the sale or receiving approval to sell the business and is committed to a formal plan to sell the business, (2) the business is available for immediate sale in its present condition, (3) the business is being actively marketed for sale at a price that is reasonable in relation to its current fair value, (4) the sale is anticipated to occur during the next 12 months, among other specified criteria. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less costs to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Assets and liabilities related to the businesses classified as held-for-sale are separately reported in our Consolidated Balance Sheets beginning in the period in which the business is classified as held-for-sale. Refer to Note 5 for further information regarding our held-for-sale business. The Pavonia business was also classified as a discontinued operation whose results were aggregated and presented within one line in the consolidated statements of earnings.

New Accounting Standards Adopted in 2017

Accounting Standards Update (“ASU”) 2017-12, Targeted Improvements to Accounting for Hedging Activities

In August 2017, the Financial Accounting Standards Board (the "FASB") issued ASU 2017-12, which amends the hedge accounting recognition and presentation requirements in Accounting Standards Codification (“ASC”) 815 -

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives and Hedging. The guidance (1) improves the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities, and (2) reduces the complexity of and simplify the application of hedge accounting by preparers. We early adopted this guidance and that adoption did not have an impact on our consolidated financial statements and disclosures.

ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities

In March 2017, the FASB issued ASU 2017-08, which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. The adoption of this guidance did not have a material impact on our consolidated financial statements.

ASU 2017-04, Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, which simplifies the accounting for goodwill impairments by eliminating Step 2 from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. We early adopted this guidance and that adoption did not have an impact on our consolidated financial statements and disclosures.

ASU 2017-01, Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01 to clarify the definition of a business in ASC 805 - Business Combinations, with the intent of making the application of the guidance more consistent and cost-efficient. This clarification is expected to result in fewer acquired sets of assets and liabilities being identified as businesses. We early adopted this guidance and that adoption did not have an impact on our consolidated financial statements and disclosures.

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The impact of adopting this guidance on our consolidated financial statements was a cumulative-effect adjustment of $4.9 million to opening retained earnings for the year ended December 31, 2017 for the excess tax benefit not previously recognized.

ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting

In March 2016, the FASB issued ASU 2016-07, which simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. Entities are therefore required to apply the guidance prospectively to increases in the level of ownership interest or degree of influence occurring after the ASU’s effective date. The ASU further requires that unrealized holding gains or losses in accumulated other comprehensive income related to an available-for-sale security that becomes eligible for the equity method be recognized in earnings as of the date on which the investment qualifies for the equity method. The adoption of this guidance did not have any impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, which gives entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income (“AOCI”) that are deemed stranded in AOCI as a result of the Tax Cuts and Jobs Act ("Tax Act") enacted in the United States at the end of 2017. The amendments in this guidance eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. The ASU is effective for interim and annual reporting periods beginning after December 15, 2018 but early adoption is permitted in any interim or annual period for which financial statements have not yet been issued. Entities also have the option of applying the ASU either (1) in the period of adoption or (2) retrospectivel

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

y to each period in which the income tax effects of the Tax Act related to items in AOCI, are recognized. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements and disclosures.
ASU 2017-09, Stock Compensation - Scope of Modification Accounting
In May 2017, the FASB issued ASU 2017-09, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The ASU’s amendments are effective for interim and annual reporting periods beginning after December 15, 2017, although early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements and disclosures.

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

ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

In February 2017, the FASB issued ASU 2017-05 to clarify the scope of the Board’s guidance on nonfinancial asset derecognition (ASC 610-20) as well as the accounting for partial sales of nonfinancial assets. The ASU conforms the derecognition on nonfinancial assets with the model for transactions in the new revenue standard (ASC 606, as amended). The ASU clarifies that ASC 610-20 applies to the derecognition of all nonfinancial assets and in-substance nonfinancial assets. The ASU also requires an entity to derecognize the nonfinancial asset or in-substance nonfinancial asset in a partial sale transaction when (1) the entity ceases to have a controlling financial interest in a subsidiary pursuant to ASC 810, and (2) control of the asset is transferred in accordance with ASC 606. The ASU is effective for interim and annual reporting periods beginning after December 15, 2017. We expect to adopt this guidance on January 1, 2018 using the modified retrospective approach. We do not expect this adoption to have a material impact on our consolidated financial statements and disclosures.

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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASU 2016-13, Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, which amends the guidance on impairment of financial instruments and significantly changes how entities will measure credit losses for most financial assets and certain other financial instruments including reinsurance balances recoverable that are not measured at fair value through net income. The ASU will replace the existing “incurred loss” approach, with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount under the existing OTTI model. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. The ASU is effective for interim and annual reporting periods beginning after December 15, 2019.
We expect to adopt the new guidance on January 1, 2020 and upon adoption the OTTI approach we currently use for our available-for-sale securities whereby any credit losses are presented as write-downs on individual securities will be replaced by an approach whereby any credit losses are instead presented as an allowance against each security. This revised approach records the full effect of reversals of any credit losses in current period earnings, compared to current U.S. GAAP which amortizes the reversal of credit losses over the lifetime of the security. The length of time an available for sale security has been in an unrealized loss position will no longer be considered in determining whether to record a credit loss. In addition, the historical and implied volatility of the fair value of an available for sale security and recoveries or declines in fair value after the balance sheet date will no longer be considered when making a determination of whether a credit loss exists. For our reinsurance balances recoverable, the ASU will require us to determine a provision for credit losses associated with our reinsurers based on an “expected loss” approach which will likely differ from the provisions for uncollectible reinsurance balances recoverable that we have currently recorded, based on the “incurred loss” approach under existing guidance. We are continuing to review all our financial instruments as well as assets that are subject to credit risk, primarily our reinsurance balance recoverables and available-for-sale debt securities to determine the provisions for credit losses on the instruments and to quantify the impact of adopting the “expected loss” approach required by the ASU.
While we anticipate an increase in our allowances for credit losses for the financial instruments and assets that are within the scope of the ASU in view of the objective of the new guidance, the magnitude of any increase will depend largely on the composition of our investment portfolio at the date of adoption of the ASU as well as on the prevailing economic conditions and forecasts at the time of adoption.
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
We expect to adopt the new standard on January 1, 2019 and will recognize and measure our leasing arrangements at the beginning of the earliest period presented using the modified retrospective approach permitted by the ASU. The modified retrospective approach includes a number of specific optional practical expedients which we intend to elect on adoption of the ASU, relating to, (1) the identification and classification of leases that commenced before the effective date, (2) initial direct costs for leases that commenced before the effective date, and (3) the ability to use hindsight in evaluating lessee options to extend or terminate a lease. The election of these practical expedients will allow us to in effect, continue to account for leases that commence before the effective date in accordance with the previous U.S. GAAP unless the lease is modified. The only exception would be that we will be required to recognize a right-of-use asset and a lease liability for all our existing operating leases at each reporting date based on the present value of the remaining minimum lease rental payments that we are disclosing under current U.S. GAAP.
We are continuing to review all our operating lease arrangements to quantify the right-of-use asset and the offsetting lease liability to be recorded on our Consolidated Balance Sheet upon adoption of this guidance. We however, do not anticipate that the adoption of the ASU will have a material impact on our consolidated financial statements and related disclosures.

ASU 2016-01, Recognition and Measurement of Financial Instruments

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Based on our current review, while the ASU will impact the financial liabilities that we have assumed through loss portfolio transfer reinsurance agreements for which we have elected the fair value option, substantially all of our assets are not within the scope of the new guidance. We expect to adopt this guidance on January 1, 2018 using the modified retrospective approach, however we do not expect that adoption to have a material impact on our consolidated financial statements and related disclosures.
ASUs 2014-09, 2016-08, 2016-10, 2016-12, Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC including ASC 944 - Insurance. However, while contracts within the scope of ASC 944 are excluded from the scope of the ASU, certain insurance-related contracts should be accounted for under the ASU, for example contracts under which service providers charge their customers fixed fees in exchange for an agreement to provide services for an uncertain future event. Certain of the ASU’s provisions also apply to transfers of non-financial assets and include guidance on recognition and measurement.
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
We are required to adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 together with ASU 2014-09, which is effective for interim and annual reporting periods beginning after December 15, 2017. We adopted this guidance on January 1, 2018. The two permitted transition methods under the new revenue standard are the full retrospective method, in which case the guidance would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial adoption. We expect to adopt the guidance using the modified retrospective method.
The analysis of our current sources of revenues indicates that substantially all of our revenues are from sources that are within the scope of other FASB topics, primarily ASC 944 - Insurance, and therefore are excluded from the scope of the revenue recognition standard. For those revenue sources within the scope of the revenue recognition standard such as fees earned under consulting arrangements with third- party clients, which are however not material, there are no significant changes in the timing or measurement of those revenues based upon the provisions of the new revenue recognition guidance. Therefore, since substantially all of our revenue sources are excluded from the scope of the new revenue recognition standard, we do not anticipate the adoption of the new guidance to have a material impact on our consolidated financial statements and related disclosures.
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
2015
Nationale Suisse Assurance S.A.
On November 13, 2015, we completed the acquisition of Nationale Suisse Assurance S.A. ("NSA"). We changed the name of NSA to Alpha Insurance SA ("Alpha") at closing and placed the company into run-off. Alpha is a Belgium-based composite insurance company that wrote both non-life and life insurance that we are now operating as part of our non-life run-off segment and other activities, respectively.
The total consideration for the transaction was €32.8 million (or $35.2 million).

Purchase price	$35,225
Net assets acquired at fair value	$35,225
Excess of purchase price over fair value of net assets acquired	$—

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair values of the assets acquired and liabilities assumed in the Alpha transaction at the acquisition date, allocated between our Non-life Run-off segment and our other activities.

	Non-life Run-off Segment	Other	Total
ASSETS
Short-term investments, trading, at fair value	$8,644	$—	$8,644
Short-term investments, available-for-sale, at fair value	—	6,687	6,687
Fixed maturities, trading, at fair value	31,350	—	31,350
Fixed maturities, available-for-sale, at fair value	—	96,656	96,656
Other investments, at fair value	1,339	—	1,339
Total investments	41,333	103,343	144,676
Cash and cash equivalents	39,451	25,258	64,709
Reinsurance balances recoverable — reserves	4,041	302	4,343
Reinsurance balances recoverable — paid	10,831	1,320	12,151
Prepaid reinsurance premiums	3,213	—	3,213
Other assets	3,097	2,298	5,395
TOTAL ASSETS	101,966	132,521	234,487
LIABILITIES
Losses and LAE	56,021	117,188	173,209
Funds withheld	473	—	473
Insurance and reinsurance balances payable	6,212	779	6,991
Unearned premium	5,969	—	5,969
Other liabilities	9,745	2,875	12,620
TOTAL LIABILITIES	78,420	120,842	199,262
NET ASSETS ACQUIRED AT FAIR VALUE	$23,546	$11,679	$35,225
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
The total consideration for the transaction was $173.1 million, paid in two installments. The first installment of $89.1 million was paid on closing. The second installment of $83.9 million was paid on the first anniversary of closing. The companies are operating as part of our other activities.

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
Canada Pension Plan Investment Board ("CPPIB"), together with management of Wilton Re, owns 100% of the common stock of Wilton Re. Subsequent to the closing of our transaction with Wilton Re, CPPIB separately acquired certain of our voting and non-voting ordinary shares in several third party transactions during 2015 and 2016, as described in Note 21 - "Related Party Transactions" .
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
The net unearned premiums acquired included a decrease of $34.6 million to adjust net unearned premiums to fair value. This fair value adjustment is included within unearned premiums on the consolidated balance sheet. As at December 31, 2017, $16.1 million has been amortized to acquisition costs and $16.0 million has been amortized to net premiums earned in the consolidated statements of earnings and comprehensive income. As at December 31, 2017, the remaining balance of the fair value adjustment was $2.5 million, which will be amortized to net premiums earned over the remaining terms of the underlying policies.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Pro Forma Financial Information (Unaudited)
The following unaudited pro forma condensed combined statement of earnings for the year ended December 31, 2015 combines our historical consolidated statements of earnings with those of Sussex, Alpha and Wilton Re, giving effect to the business combinations and related transactions as if they had occurred on January 1, 2015. For the year ended December 31, 2015, the operating results of Sussex, Alpha and Wilton Re have been included in the consolidated financial statements from each of their respective dates of acquisition. The unaudited pro forma financial information presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions of Sussex, Alpha and Wilton Re and related transactions had taken place at the beginning of each period presented, nor is it indicative of future results.

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
On December 23, 2015, we completed a corporate reorganization of certain of our subsidiary holding companies. Following the reorganization, StarStone Holdings and Northshore are owned by a common parent, North Bay Holdings Limited ("North Bay"), as described in Note 16 - "Noncontrolling Interest".
4. SIGNIFICANT NEW BUSINESS
2018
Zurich Australia
On February 22, 2018, we entered into an agreement with an Australia subsidiary of Zurich Insurance Group ("Zurich") to reinsure its New South Wales Vehicle Compulsory Third Party ("CTP") insurance business. Under the agreement, which is effective as of January 1, 2018, we will assume gross reinsurance reserves of approximately AUD$350 million (approximately $275.0 million).

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following the initial reinsurance transaction, which transferred the economics of the CTP insurance business, we and Zurich are pursuing a portfolio transfer of the CTP insurance business under Division 3A Part III of Australia's Insurance Act 1973 (Cth), which will provide legal finality for Zurich's obligations. The transfer is subject to court, regulatory and other approvals.
Neon RITC Transaction
On February 16, 2018, we closed the previously announced reinsurance-to-close transaction with Neon Underwriting Limited ("Neon"), under which we will reinsure to close the 2015 and prior underwriting years of account (comprising underwriting years 2008 to 2015) of Neon's Syndicate 2468. We have assumed gross reserves of £402.2 million (approximately $543.4 million) or net reinsurance reserves of £337.8 million (approximately $456.4 million) relating to the portfolio for cash consideration equal to the net amount of reserves assumed. Following the closing of the transaction, Enstar has taken responsibility for claims handling and will provide complete finality to Neon's obligations.
Novae RITC Transaction
On January 29, 2018, we entered into an RITC transaction with AXIS Managing Agency Limited, under which we will reinsure to close the 2015 and prior underwriting years of account of Novae Syndicate 2007. We will assume gross reserves of approximately £840.0 million (approximately $1.1 billion) relating to the portfolio or net reinsurance reserves of approximately £600.0 million (approximately $811.0 million) for cash consideration equal to the net amount assumed.
2017
Allianz
On December 28, 2017, we entered into a reinsurance agreement with Allianz SE (“Allianz”) to reinsure a portfolio of Allianz’s run-off business, effective December 31, 2017. Pursuant to the reinsurance agreement, we reinsured 50% of certain U.S. workers' compensation, asbestos, and toxic tort business originally held by San Francisco Reinsurance Company, an affiliate of Allianz, and in the process assumed net reinsurance reserves of $81.4 million. Affiliates of Allianz retained $81.4 million of reinsurance premium as funds withheld collateral for the obligations under the reinsurance agreement and we transferred $8.1 million to a reinsurance trust to further support our obligations. We will also provide ongoing consulting services with respect to the entire $162.8 million portfolio, including the 50% share retained by affiliates of Allianz.
RSA
On February 7, 2017, we entered into an agreement to reinsure the U.K. employers' liability legacy business of RSA Insurance Group PLC ("RSA"). Pursuant to the transaction, our subsidiary assumed gross insurance reserves of £1,046.4 million ($1,301.8 million), relating to 2005 and prior year business. Net insurance reserves assumed were £927.5 million ($1,153.9 million) and the reinsurance premium received was £801.6 million ($997.2 million). We elected the fair value option for this reinsurance contract. The initial fair value adjustment on the gross reserves was $174.1 million, and on the net reserves was $156.7 million. Refer to Note 8 - "Fair Value Measurements" for a description of the fair value process and assumptions.
Following the initial reinsurance transaction, which transferred the economics of the portfolio up to the policy's limits, we and RSA are pursuing a portfolio transfer of the business under Part VII of the Financial Services and Markets Act 2000, which would provide legal finality for RSA's obligations. The transfer is subject to court, regulatory and other approvals.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

QBE
On January 11, 2017, we closed a transaction to reinsure multi-line property and casualty business of QBE Insurance Group Limited ("QBE"). We assumed gross reinsurance reserves of approximately $1,019.0 million (net reserves of $447.0 million) relating to the portfolio, which primarily includes workers' compensation, construction defect, and general liability discontinued lines of business. The reinsurance premium received was $403.8 million, comprised of $227.6 million in restricted cash and $176.2 million in funds held. We elected the fair value option for this reinsurance contract. The initial fair value adjustment was $180.0 million on the gross reserves and $43.2 million on the net reserves. Refer to Note 8 - "Fair Value Measurements" for a description of the fair value process and assumptions. In addition, we pledged a portion of the premium as collateral to a subsidiary of QBE, and we have provided additional collateral and a limited parental guarantee.
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
Allianz
On February 17, 2016, we entered into a reinsurance agreement with Allianz to reinsure portfolios of Allianz's run-off business. Pursuant to the reinsurance agreement, our subsidiary reinsured 50% of certain portfolios of workers' compensation, construction defect, and asbestos, pollution, and toxic tort business originally held by Fireman's Fund Insurance Company, and in the process assumed net reinsurance reserves of $1.1 billion. Affiliates of Allianz retained $1.1 billion of reinsurance premium as funds withheld collateral for the obligations of our subsidiary under the reinsurance agreement and we transferred $110.0 million to a reinsurance trust to further support our subsidiary's obligations. We have also provided a limited parental guarantee, which is subject to a maximum cap.  The combined monetary total of the support offered by us through the trust and parental guarantee was initially be capped at $270.0 million.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Voya Financial
On May 27, 2015, we entered into two 100% reinsurance agreements and related administration services agreements with a subsidiary of Voya, pursuant to which we reinsured all of the run-off workers' compensation and occupational accident assumed reinsurance business of the Voya subsidiary and that of its Canadian branch. Pursuant to the transaction, the Voya subsidiary transferred assets into two reinsurance collateral trusts securing our obligations under the reinsurance agreements. We assumed reinsurance reserves of $572.4 million, received total assets of $307.0 million and recorded a deferred charge of $265.4 million, included in other assets. We transferred $67.2 million of additional funds to the trusts to further support our obligations under the reinsurance agreements. We provided a limited parental guarantee, subject to a maximum cap with respect to the reinsurance liabilities. As of December 31, 2017, the amount of the parental guarantee was $129.1 million.
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
5. DIVESTITURES, HELD-FOR-SALE BUSINESSES AND DISCONTINUING OPERATIONS
Pavonia
On December 29, 2017, the Company completed the previously announced sale of its subsidiary, Pavonia Holdings (US), Inc. (“Pavonia”), to Southland National Holdings, Inc. (“Southland”), a Delaware corporation and a subsidiary of Global Bankers Insurance Group, LLC. The aggregate purchase price was $120.0 million. The Company used the proceeds to make repayments under its revolving credit facility.
Pavonia owns Pavonia Life Insurance Company of Michigan (“PLIC MI”) and Enstar Life (US), Inc. Pursuant to the amended stock purchase agreement between the Company and Southland, which partially restructured the transaction, Southland will acquire Pavonia Life Insurance Company of New York ("PLIC NY") for $13.1 million in a second closing that is expected to occur in the first or second quarter of 2018, subject to regulatory approval. The additional purchase price represents the cash consideration we paid to PLIC MI when we acquired PLIC NY from PLIC MI as a result of the restructuring of the first closing of the transaction.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pavonia was a substantial portion of our previously reported Life and Annuities segment. We have classified the assets and liabilities of the remaining businesses to be sold in the second closing as held-for-sale as at December 31, 2017. The following table summarizes the components of assets and liabilities held-for-sale on our consolidated balance sheet as at December 31, 2017 and 2016 in relation to Pavonia:

	December 31, 2017	December 31, 2016
Assets:
Fixed maturities, trading, at fair value	$20,770	$326,382
Fixed maturities, held-to-maturity, at amortized cost	—	765,554
Equities, trading, at fair value	765	4,428
Other investments, at fair value	—	15,114
Cash and cash equivalents	6,314	18,018
Restricted cash and cash equivalents	13	5,202
Deferred tax assets	—	31,500
Reinsurance balances recoverable	1,728	18,029
Other assets	269	60,229
Assets of businesses held for sale	29,859	1,244,456
Less: Accrual of loss on sale	(5,508)	—
Total assets held for sale	$24,351	$1,244,456
Liabilities:
Policy benefits for life and annuity contracts	$10,666	$1,144,850
Other liabilities	605	5,937
Total liabilities held for sale	$11,271	$1,150,787
As of December 31, 2017 and 2016, included in the table above were restricted investments of $1.4 million and $786.0 million, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Pavonia business qualified as a discontinued operation. The following table summarizes the components of net earnings (losses) from discontinued operations on the consolidated statements of earnings for the years ended December 31, 2017, 2016 and 2015:

	December 31, 2017	December 31, 2016	December 31, 2015
Operations:
INCOME
Net premiums earned	$55,906	$69,089	$85,327
Net investment income	41,117	38,140	35,404
Net realized and unrealized gains	577	4,263	271
Other income	1,564	1,912	7,690
	$99,164	$113,404	$128,692
EXPENSES
Life and annuity policy benefits	84,029	76,594	97,472
Acquisition costs	9,025	9,836	13,712
General and administrative expenses	12,813	14,416	13,886
Other expenses	(26)	199	486
	$105,841	$101,045	$125,556
EARNINGS (LOSS) BEFORE INCOME TAXES	(6,677)	12,359	3,136
INCOME TAXES	(3,190)	$(396)	(5,167)
NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS BEFORE GAIN ON SALE	$(9,867)	$11,963	$(2,031)

Disposal:
Consideration received	$120,000	—	—
Less: Carrying value of subsidiary	86,961	—	—
Less: Cumulative currency translation adjustment previously recorded in accumulated other comprehensive income	12,179	—	—
Gain on sale of subsidiary	$20,860	$—	$—

NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS	$10,993	$11,963	$(2,031)
The following table presents the cash flows of Pavonia whilst under our ownership for the years ended December 31, 2017, 2016 and 2015:

	December 31, 2017	December 31, 2016	December 31, 2015
Operating activities	$75,714	$(71,521)	$(5,893)
Investing activities	42,542	56,646	(24,766)
Change in cash of businesses held for sale	$118,256	$(14,875)	$(30,659)

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cash, cash equivalents and restricted cash carried on the balance sheet of Pavonia on December 29, 2017 were $135.1 million, as at the date of disposal.
Laguna
On August 29, 2017, we closed the previously-announced sale of our wholly-owned subsidiary Laguna Life DAC (“Laguna”) to a subsidiary of Monument Insurance Group Limited ("Monument"), for a total consideration of €25.6 million (approximately $30.8 million). We have an investment in Monument, as described further in Note 21 - "Related Party Transactions". Laguna was classified as held-for-sale during 2017 prior to its sale.
Following the closing of the sale of Laguna, we recorded a loss on sale of $16.3 million for the year ended December 31, 2017, which has been included in earnings from continuing operations before income taxes in our consolidated statement of earnings. This loss includes a cumulative currency translation adjustment balance of $(6.3) million, which has been reclassified from accumulated other comprehensive income and included in earnings as a component of the loss on sale of Laguna during the year ended December 31, 2017, following the closing of the sale. Excluding the loss on sale, the net earnings (losses) relating to Laguna for the years ended December 31, 2017, 2016 and 2015 were $(1.2) million, $1.0 million and $1.8 million, respectively. These amounts were not significant to our consolidated operations and therefore Laguna was not classified as a discontinued operation in current or prior periods.
6. INVESTMENTS
We hold: (i) trading portfolios of fixed maturity investments, short-term investments and equities, carried at fair value; (ii) available-for-sale portfolios of fixed maturity and short-term investments carried at fair value; and (iii) other investments carried at either fair value or cost.
Trading
The fair values of our fixed maturity investments, short-term investments and equities classified as trading were as follows:

	December 31, 2017	December 31, 2016
U.S. government and agency	$554,036	$840,274
Non-U.S. government	607,132	267,363
Corporate	3,363,060	2,387,322
Municipal	100,221	47,181
Residential mortgage-backed	288,713	373,528
Commercial mortgage-backed	421,548	217,212
Asset-backed	541,574	478,280
Total fixed maturity and short-term investments	5,876,284	4,611,160
Equities — U.S.	106,363	95,047
Equities — International	240	—
	$5,982,887	$4,706,207
Included within residential and commercial mortgage-backed securities as at December 31, 2017 were securities issued by U.S. governmental agencies with a fair value of $152.4 million (as at December 31, 2016: $362.9 million). Included within corporate securities as at December 31, 2017 were senior secured loans of $68.9 million (as at December 31, 2016: $90.7 million).
The contractual maturities of our fixed maturity and short-term investments classified as trading are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As at December 31, 2017	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$398,054	$398,083	6.8%
More than one year through two years	340,531	341,753	5.8%
More than two years through five years	1,283,898	1,286,527	21.9%
More than five years through ten years	1,235,079	1,249,887	21.3%
More than ten years	1,278,126	1,348,199	22.9%
Residential mortgage-backed	285,312	288,713	4.9%
Commercial mortgage-backed	427,469	421,548	7.2%
Asset-backed	534,893	541,574	9.2%
	$5,783,362	$5,876,284	100.0%
Available-for-sale
The amortized cost and fair values of our fixed maturity and short-term investments classified as available-for-sale were as follows:

As at December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$4,210	$—	$(23)	$4,187
Non-U.S. government	84,776	1,249	(588)	85,437
Corporate	113,561	2,436	(876)	115,121
Municipal	5,146	8	(18)	5,136
Residential mortgage-backed	31	—	—	31
Asset-backed	373	—	—	373
	$208,097	$3,693	$(1,505)	$210,285

As at December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$12,784	$32	$(106)	$12,710
Non-U.S. government	86,897	1,303	(2,777)	85,423
Corporate	159,243	2,040	(2,628)	158,655
Municipal	6,585	12	(21)	6,576
Residential mortgage-backed	488	39	—	527
Asset-backed	3,867	9	—	3,876
	$269,864	$3,435	$(5,532)	$267,767

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The contractual maturities of our fixed maturity and short-term investments classified as available-for-sale are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at December 31, 2017	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$50,135	$49,828	23.7%
More than one year through two years	17,549	17,427	8.3%
More than two years through five years	53,690	54,355	25.8%
More than five years through ten years	46,743	47,735	22.7%
More than ten years	39,576	40,536	19.3%
Residential mortgage-backed	31	31	—%
Asset-backed	373	373	0.2%
	$208,097	$210,285	100.0%
Gross Unrealized Losses
The following tables summarize our fixed maturity and short-term investments classified as available-for-sale in a gross unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
As at December 31, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity investments, at fair value
U.S. government and agency	$2,344	$(16)	$1,842	$(7)	$4,186	$(23)
Non-U.S. government	11,101	(373)	20,965	(215)	32,066	(588)
Corporate	9,177	(807)	24,200	(69)	33,377	(876)
Municipal	369	(5)	3,605	(13)	3,974	(18)
Total fixed maturity investments	$22,991	$(1,201)	$50,612	$(304)	$73,603	$(1,505)

	12 Months or Greater		Less Than 12 Months		Total
As at December 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity and short-term investments, at fair value
U.S. government and agency	$—	$—	$10,743	$(106)	$10,743	$(106)
Non-U.S. government	8,316	(1,794)	30,086	(983)	38,402	(2,777)
Corporate	8,003	(1,800)	42,304	(828)	50,307	(2,628)
Municipal	—	—	3,132	(21)	3,132	(21)
Total fixed maturity and short-term investments	$16,319	$(3,594)	$86,265	$(1,938)	$102,584	$(5,532)
As at December 31, 2017 and December 31, 2016, the number of securities classified as available-for-sale in an unrealized loss position was 96 and 156, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 37 and 41, respectively.
Other-Than-Temporary Impairment
For the years ended December 31, 2017, 2016 and 2015, we did not recognize any other-than-temporary impairment losses on our available-for-sale securities. We determined that no credit losses existed as at December 31, 2017 and 2016. A description of our other-than-temporary impairment process is included in Note 2 - "Significant Accounting Policies". There were no changes to our process in the years ended December 31, 2017 and 2016.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Ratings
The following table sets forth the credit ratings of our fixed maturity and short-term investments as of December 31, 2017:

	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated

U.S. government and agency	$561,483	$558,223	9.2%	$556,859	$1,364	$—	$—	$—	$—
Non-U.S. government	665,056	692,569	11.4%	134,619	409,315	79,030	62,964	6,641	—
Corporate	3,413,543	3,478,181	57.2%	123,059	375,252	1,854,503	932,238	188,237	4,892
Municipal	103,299	105,357	1.7%	26,313	62,605	12,864	3,575	—	—
Residential mortgage-backed	285,343	288,744	4.7%	166,386	7,425	14,204	678	98,997	1,054
Commercial mortgage-backed	427,469	421,548	6.9%	222,656	38,176	77,811	59,358	9,555	13,992
Asset-backed	535,266	541,947	8.9%	272,784	43,539	68,489	69,116	88,019	—
Total	$5,991,459	6,086,569	100.0%	1,502,676	937,676	2,106,901	1,127,929	391,449	19,938
% of total fair value				24.7%	15.4%	34.6%	18.6%	6.4%	0.3%
Other Investments, at fair value
The following table summarizes our other investments carried at fair value:

	December 31, 2017	December 31, 2016
Private equities and private equity funds	$289,556	$300,529
Fixed income funds	229,999	249,023
Fixed income hedge funds	63,773	85,976
Equity funds	249,475	223,571
CLO equities	56,765	61,565
CLO equity funds	12,840	15,440
Private credit funds	10,156	—
Other	828	943
	$913,392	$937,047
The valuation of our other investments is described in Note 8 - "Fair Value Measurements". Due to a lag in the valuations of certain funds reported by the managers, we may record changes in valuation with up to a three-month lag. We regularly review and discuss fund performance with the fund managers to corroborate the reasonableness of the reported net asset values and to assess whether any events have occurred within the lag period that would affect the valuation of the investments. The following is a description of the nature of each of these investment categories:

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

•
Fixed income funds comprise a number of positions in diversified fixed income funds that are managed by third-party managers. Underlying investments vary from high-grade corporate bonds to non-investment grade senior secured loans and bonds, but are generally invested in liquid fixed income markets. These funds have regularly published prices. The funds have liquidity terms that vary from daily up to 45 days' notice.

•
Fixed income hedge funds invest in a diversified portfolio of debt securities. The hedge funds have imposed lock-up periods of up to three years from the time of initial investment. Once eligible, redemptions will be permitted quarterly with 90 days’ notice. Approximately half of our portfolio of fixed income hedge funds are eligible for redemption.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Equity funds invest in a diversified portfolio of U.S. and international publicly-traded equity securities. The funds have liquidity terms that vary from daily up to 6 days' notice.

•
CLO equities comprise investments in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans. CLO equities denote direct investments by us in these securities.

•
CLO equity funds comprise two funds that invest primarily in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans. One of the funds has a fair value of $1.1 million, part of a self-liquidating structure which is expected to pay out over one to five years. The other fund has a fair value of $11.7 million and is eligible for redemption in 2018.

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
As at December 31, 2017, we had unfunded commitments to private equity funds of $164.7 million.
Other Investments, at cost
Our other investments carried at cost of $125.6 million as of December 31, 2017 consist of life settlement contracts. During the years ended December 31, 2017 and 2016, net investment income included $13.8 million and $18.0 million, respectively, related to investments in life settlements. During the years ended December 31, 2017 and 2016, there were impairment charges of $7.2 million and $5.3 million, respectively, recognized in net realized and unrealized gains/losses. The following table presents further information regarding our investments in life settlements as of December 31, 2017 and 2016.

	December 31, 2017			December 31, 2016
	Number of Contracts	Carrying Value	Face Value (Death Benefits)	Number of Contracts	Carrying Value	Face Value (Death Benefits)
Remaining Life Expectancy of Insureds:
0 – 1 year	—	$—	$—	2	$461	$700
1 – 2 years	11	17,655	29,471	7	11,396	18,337
2 – 3 years	10	7,524	19,906	11	15,338	29,715
3 – 4 years	20	16,119	32,411	17	17,013	32,189
4 – 5 years	13	13,960	32,730	16	10,377	23,302
Thereafter	162	70,363	390,843	181	77,066	431,034
Total	216	$125,621	$505,361	234	$131,651	$535,277
Remaining life expectancy for year 0-1 in the table above references policies whose current life expectancy is less than 12 months as of the reporting date. Remaining life expectancy is not an indication of expected maturity. Actual maturity in any category above may vary significantly (either earlier or later) from the remaining life expectancies reported.
At December 31, 2017, our best estimate of the life insurance premiums required to keep the policies in force, payable in the 12 months ending December 31, 2018 and the four succeeding years ending December 31, 2022 is $17.8 million, $17.7 million, $16.6 million, $15.7 million, and $15.2 million, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Investment Income
Major categories of net investment income for the years ended December 31, 2017, 2016 and 2015 are summarized as follows:

	2017	2016	2015
Fixed maturity investments	$144,367	$114,885	$87,512
Short-term investments and cash and cash equivalents	9,314	4,491	5,993
Funds held	601	22,583	234
Funds held – directly managed	32,479	5,769	—
Investment income from fixed maturities and cash and cash equivalents	186,761	147,728	93,739
Equity securities	4,355	4,874	5,580
Other investments	14,337	22,515	11,712
Life settlements and other	14,370	18,191	20,871
Investment income from equities and other investments	33,062	45,580	38,163
Gross investment income	219,823	193,308	131,902
Investment expenses	(11,034)	(7,845)	(9,338)
Net investment income	$208,789	$185,463	$122,564
Net Realized and Unrealized Gains (Losses)
Components of net realized and unrealized gains (losses) for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Net realized gains (losses) on sale:
Gross realized gains on fixed maturity securities, available-for-sale	$616	$405	$396
Gross realized (losses) on fixed maturity securities, available-for-sale securities	(125)	(21)	(130)
Net realized investment gains (losses) on fixed maturity securities, trading	4,695	1,848	(4,291)
Net realized investment gains on equity securities, trading	701	5,348	19,884
Net realized investment losses on funds held - directly managed	(4,219)	(14,616)	—
Total net realized gains (losses) on sale	1,668	(7,036)	15,859
Net unrealized gains (losses):
Fixed maturity securities, trading	35,878	36,314	(52,918)
Equity securities, trading	16,498	6,561	(21,875)
Other investments	102,388	70,296	17,411
Change in fair value of embedded derivative on funds held – directly managed	32,928	(28,317)	—
Change in value of fair value option on funds held - directly managed	974	—	—
Total net unrealized gains (losses)	188,666	84,854	(57,382)
Net realized and unrealized gains (losses)	$190,334	$77,818	$(41,523)
The gross realized gains and losses on available-for-sale securities included in the table above resulted from sales of $40.8 million, $41.3 million and $95.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Assets
We are required to maintain investments and cash and cash equivalents on deposit to support our insurance and reinsurance operations. The investments and cash and cash equivalents on deposit are available to settle insurance and reinsurance liabilities. We also utilize trust accounts to collateralize business with our insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The assets in trusts as collateral are primarily highly rated fixed maturity securities. The carrying value of our restricted assets, including restricted cash of $257.7 million and $363.8 million, as of December 31, 2017 and 2016, respectively, was as follows:

	December 31, 2017	December 31, 2016
Collateral in trust for third party agreements	$3,118,892	$1,975,022
Assets on deposit with regulatory authorities	599,829	882,400
Collateral for secured letter of credit facilities	151,467	177,263
Funds at Lloyd's (1)	234,833	220,328
	$4,105,021	$3,255,013
(1) Our underwriting businesses include three Lloyd's syndicates. Lloyd's determines the required capital principally through the annual business plan of each syndicate. This capital is referred to as "Funds at Lloyd's" and will be drawn upon in the event that a syndicate has a loss that cannot be funded from other sources. As at December 31, 2017, our combined Funds at Lloyd's were comprised of cash and investments of $234.8 million and unsecured letters of credit of $165.0 million. At December 31, 2017, we had an unsecured letter of credit agreement for Funds at Lloyd’s purposes ("FAL Facility") to issue up to $165.0 million of letters of credit, with a provision to increase the facility up to $200.0 million. On February 8, 2018, we amended and restated the FAL Facility to issue up to $325.0 million of letters of credit, with a provision to increase the facility up to $400.0 million. The FAL Facility is available to satisfy our Funds at Lloyd’s requirements and expires in 2022.
The increase in the collateral in trust for third-party agreements was primarily due to the loss portfolio transfer reinsurance transactions with RSA and QBE described in Note 4 - "Significant New Business".
7. FUNDS HELD - DIRECTLY MANAGED
Funds held - directly managed consists of the following:

•
The funds held balance in relation to the Allianz transaction, described in Note 4 - "Significant New Business", moved from a fixed crediting rate to a variable rate of return on the underlying investments on October 1, 2016. This variable return reflects the economics of the investment portfolio underlying the funds held asset and qualifies as an embedded derivative. We have recorded the aggregate of the funds held, typically held at cost, and the embedded derivative as a single amount in our consolidated balance sheet. As at December 31, 2017 and 2016, the funds held at cost had a carrying value of $994.8 million and $1,023.0 million, respectively, and the embedded derivative had a fair value of $4.7 million and ($28.3) million, respectively, the aggregate of which was $999.5 million and $994.7 million, respectively, as included in the table below.

•	The funds held balance in relation to the QBE reinsurance transaction described in Note 4 - "Significant New Business", for which we elected the fair value option.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair values of assets and liabilities underlying the funds held - directly managed account as at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Fixed maturity investments:
U.S. government and agency	$69,850	$47,885
Non-U.S. government	2,926	5,961
Corporate	695,490	663,556
Municipal	58,930	38,927
Residential mortgage-backed	29,439	—
Commercial mortgage-backed	211,186	151,395
Asset-backed	97,565	79,806
Total fixed maturity investments	$1,165,386	$987,530
Other assets	14,554	7,135
	$1,179,940	$994,665
The contractual maturities of our fixed maturity investments underlying the funds held - directly managed account are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at December 31, 2017	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$49,093	$49,007	4.2%
More than one year through two years	54,447	54,204	4.7%
More than two years through five years	230,872	230,256	19.8%
More than five years through ten years	248,525	248,675	21.3%
More than ten years	234,556	245,054	21.0%
Residential mortgage-backed	29,544	29,439	2.5%
Commercial mortgage-backed	215,603	211,186	18.1%
Asset-backed	97,160	97,565	8.4%
	$1,159,800	$1,165,386	100.0%
Credit Ratings
The following table sets forth the credit ratings of our fixed maturity investments underlying the funds held - directly managed account as of December 31, 2017:

	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated

U.S. government and agency	$69,754	$69,850	6.0%	$69,850	$—	$—	$—
Non-U.S. government	2,977	2,926	0.3%	—	—	2,926	—
Corporate	688,239	695,490	59.6%	7,754	25,418	315,385	346,933
Municipal	56,523	58,930	5.1%	—	20,921	30,449	7,560
Residential mortgage-backed	29,544	29,439	2.5%	29,439	—	—	—
Commercial mortgage-backed	215,603	211,186	18.1%	202,608	6,576	2,002	—
Asset-backed	97,160	97,565	8.4%	93,849	3,716	—	—
Total	$1,159,800	$1,165,386	100.0%	$403,500	$56,631	$350,762	$354,493
% of total fair value				34.6%	4.9%	30.1%	30.4%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Investment Income
Major categories of net investment income underlying the funds held - directly managed account for the year ended December 31, 2017 and 2016 are summarized as follows:

	2017	2016
Fixed maturity investments	$33,558	$5,705
Short-term investments and cash and cash equivalents	292	64
Gross investment income	33,850	5,769
Investment expenses	(1,371)	—
Investment income on funds held - directly managed	$32,479	$5,769
Net Realized Gains (Losses) and Change in Fair Value due to Embedded Derivative and Fair Value Option
Net realized gains (losses) and change in fair value for the year ended December 31, 2017 and 2016 are summarized as follows:

	2017	2016
Net realized losses on fixed maturity securities	$(4,219)	$(14,616)
Change in fair value of embedded derivative	32,928	(28,317)
Change in value of fair value option on funds held- directly managed	974	—
Net realized gains (losses) and change in fair value of funds held- directly managed	$29,683	$(42,933)
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, certain of our other investments are measured at fair value using net asset value ("NAV") per share (or its equivalent) as a practical expedient and have not been classified within the fair value hierarchy above. We have categorized our investments that are recorded at fair value on a recurring basis among levels based on the observability of inputs, or at fair value using NAV per share (or its equivalent) as follows:

	December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
Investments:
Fixed maturity investments:
U.S. government and agency	$—	$558,223	$—	$—	$558,223
Non-U.S. government	—	692,569	—	—	692,569
Corporate	—	3,411,003	67,178	—	3,478,181
Municipal	—	105,357	—	—	105,357
Residential mortgage-backed	—	285,664	3,080	—	288,744
Commercial mortgage-backed	—	400,054	21,494	—	421,548
Asset-backed	—	514,055	27,892	—	541,947
	$—	$5,966,925	$119,644	$—	$6,086,569
Equities:
Equities — U.S.	$103,652	$2,711	$—	$—	$106,363
Equities — International	—	240	—	—	240
	$103,652	$2,951	$—	$—	$106,603
Other investments:
Private equities and private equity funds	$—	$—	$—	$289,556	$289,556
Fixed income funds	—	202,570	—	27,429	229,999
Fixed income hedge funds	—	—	—	63,773	63,773
Equity funds	—	121,046	—	128,429	249,475
CLO equities	—	—	56,765	—	56,765
CLO equity funds	—	—	—	12,840	12,840
Private credit funds	—	—	—	10,156	10,156
Other	—	—	314	514	828
	$—	$323,616	$57,079	$532,697	$913,392
Total Investments	$103,652	$6,293,492	$176,723	$532,697	$7,106,564
Funds Held - Directly Managed:
U.S. government and agency	$—	$69,850	$—	$—	$69,850
Non-U.S. government	—	2,926	—	—	2,926
Corporate	—	695,490	—	—	695,490
Municipal	—	58,930	—	—	58,930
Residential mortgage-backed	—	29,439	—	—	29,439
Commercial mortgage-backed	—	211,186	—	—	211,186
Asset-backed	—	97,565	—	—	97,565
Other assets	—	14,554	—	—	14,554
	$—	$1,179,940	$—	$—	$1,179,940

Reinsurance balances recoverable:	$—	$—	$542,224	$—	$542,224

Other Assets:

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Instruments	$—	$319	$—	$—	$319
	$—	$319	$—	$—	$319

Losses and LAE:	$—	$—	$1,794,669	$—	$1,794,669

Other Liabilities:
Derivative Instruments	$—	$7,246	$—	$—	$7,246
	$—	$7,246	$—	$—	$7,246

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
Investments:
Fixed maturity investments:
U.S. government and agency	$—	$852,984	$—	$—	$852,984
Non-U.S. government	—	352,786	—	—	352,786
Corporate	—	2,471,444	74,534	—	2,545,978
Municipal	—	53,757	—	—	53,757
Residential mortgage-backed	—	374,055	—	—	374,055
Commercial mortgage-backed	—	204,999	12,213	—	217,212
Asset-backed	—	467,463	14,692	—	482,155
	$—	$4,777,488	$101,439	$—	$4,878,927
Equities:
Equities — U.S.	$91,287	$3,760	$—	$—	$95,047
	$91,287	$3,760	$—	$—	$95,047
Other investments:
Private equities and private equity funds	$—	$—	$15,000	$285,529	$300,529
Fixed income funds	—	223,636	—	25,387	249,023
Fixed income hedge funds	—	—	—	85,976	85,976
Equity funds	—	133,802	—	89,769	223,571
CLO equities	—	—	61,565	—	61,565
CLO equity funds	—	—	—	15,440	15,440
Other	—	—	313	630	943
	$—	$357,438	$76,878	$502,731	$937,047
Total Investments	$91,287	$5,138,686	$178,317	$502,731	$5,911,021
Funds Held - Directly Managed:
U.S. government and agency	$—	$47,885	$—	$—	$47,885
Non-U.S. government	—	5,961	—	—	5,961
Corporate	—	663,556	—	—	663,556
Municipal	—	38,927	—	—	38,927
Commercial mortgage-backed	—	151,395	—	—	151,395
Asset-backed	—	79,806	—	—	79,806
Other assets	—	7,135	—	—	7,135
	$—	$994,665	$—	$—	$994,665

Other Assets:
Derivative Instruments	$—	$2,930	$—	$—	$2,930
	$—	$2,930	$—	$—	$2,930

Other Liabilities:
Derivative Instruments	$—	$74	$—	$—	$74
	$—	$74	$—	$—	$74

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The independent pricing services used by the investment accounting service providers, investment managers and investment custodians obtain actual transaction prices for securities that have quoted prices in active markets. Where we utilize single unadjusted broker-dealer quotes, they are generally provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. For determining the fair value of securities that are not actively traded, in general, pricing services use "matrix pricing" in which the independent pricing service uses observable market inputs including, but not limited to, reported trades, benchmark yields, broker-dealer quotes, interest rates, prepayment speeds, default rates and other such inputs as are available from market sources to determine a reasonable fair value. In addition, pricing services use valuation models, using observable data, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage-backed and asset-backed securities.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
We have categorized all of our investments in equities other than preferred stock as Level 1 investments because the fair values of these investments are based on unadjusted quoted prices in active markets for identical assets. The fair value estimates of our investments in preferred stock are based on observable market data and, as a result, have been categorized as Level 2.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Insurance Contracts - Fair Value Option
The Company uses an internal model to calculate the fair value of the liability for losses and loss adjustment expenses and reinsurance balances recoverable assets for certain retroactive reinsurance contracts where we have elected the fair value option in our Non-life Run-off segment. The fair value was calculated as the aggregate of discounted cash flows plus a risk margin. The discounted cash flow approach uses (i) estimated nominal cash flows based upon an appropriate payment pattern developed in accordance with standard actuarial techniques and (ii) a discount rate based upon a high quality rated corporate bond plus a credit spread for non-performance risk. The model uses corporate bond rates across the yield curve depending on the estimated timing of the future cash flows and specific to the currency of the risk. The risk margin was calculated using the present value of the cost of capital. The cost of capital approach uses (i) projected capital requirements, (ii) multiplied by the risk cost of capital representing the return required for non-hedgeable risk based upon the weighted average cost of capital less investment income and (iii) discounted using the weighted average cost of capital.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments
The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the years ended December 31, 2017 and 2016:

	2017
	Corporate	Residential mortgage-backed	Commercial mortgage-backed	Asset-backed	Other Investments		Total
Beginning fair value	$74,534	$—	$12,213	$14,692	$76,878	—	$178,317
Purchases	28,872	711	21,306	9,749	435	—	61,073
Sales	(37,941)	(37)	(424)	(20,795)	(12,350)	—	(71,547)
Total realized and unrealized gains (losses)	249	(16)	(434)	205	(7,884)	—	(7,880)
Transfer into Level 3 from Level 2	24,431	3,085	18,974	56,074	—	—	102,564
Transfer out of Level 3 into Level 2	(22,967)	(663)	(30,141)	(32,033)	—	—	(85,804)
Ending fair value	$67,178	$3,080	$21,494	$27,892	$57,079	—	$176,723

	2016
	Corporate	Residential mortgage-backed	Commercial mortgage-backed	Asset-backed	Other Investments	Total
Beginning fair value	$—	$—	$26,704	$120,440	$77,016	$224,160
Purchases	24,586	—	14,216	19,750	6,885	65,437
Sales	(11,011)	(2,178)	(14,071)	(25,581)	(12,933)	(65,774)
Total realized and unrealized gains (losses)	(841)	(24)	(460)	(1,897)	5,910	2,688
Transfer into Level 3 from Level 2	64,134	2,781	23,628	31,778	—	122,321
Transfer out of Level 3 into Level 2	(2,334)	(579)	(37,804)	(129,798)	—	(170,515)
Ending fair value	$74,534	$—	$12,213	$14,692	$76,878	$178,317
Net realized and unrealized gains related to Level 3 assets in the table above are included in net realized and unrealized (losses) gains in our consolidated statements of earnings.
The securities transferred from Level 2 to Level 3 were transferred due to insufficient market observable inputs for the valuation of the specific assets. The transfers from Level 3 to Level 2 were based upon us obtaining market observable information regarding the valuations of the specific assets.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Insurance Contracts - Fair Value Option
The following table presents a reconciliation of the beginning and ending balances for all insurance contracts measured at fair value on a recurring basis using Level 3 inputs during the year ended December 31, 2017:

	Year Ended December 31, 2017
	Liability for losses and LAE	Reinsurance balances recoverable
Beginning fair value	$—	$—
Assumed business	1,966,843	565,824
Changes in nominal amounts:
Net incurred losses and LAE	(122,797)	(1,848)
Paid losses	(197,102)	(56,256)
Changes in fair value:
Discounted cash flows	78,046	29,785
Risk margin	(24,039)	(6,034)
Effect of exchange rate movements	93,718	10,753
Ending fair value	$1,794,669	$542,224
Changes in fair value related to Level 3 assets and liabilities in the table above are included in net incurred losses and LAE in our consolidated statements of earnings.
Below is a summary of the quantitative information regarding the significant observable and unobservable inputs used in the internal model to determine fair value on a recurring basis as at December 31, 2017:

December 31, 2017
Valuation Technique	Unobservable (U) and Observable (O) Inputs	Weighted Average
Internal model	Corporate bond yield (O)	A rated
Internal model	Credit spread for non-performance risk (U)	0.2%
Internal model	Risk cost of capital	5.0%
Internal model	Weighted average cost of capital (U)	8.5%
Internal model	Duration - liability (U)	11.41 years
Internal model	Duration - reinsurance balances recoverable (U)	11.66 years
The fair value of the liability for losses and LAE and reinsurance balances recoverable may increase or decrease due to changes in the corporate bond rate, the credit spread for non-performance risk, the risk cost of capital, the weighted average cost of capital and the estimated payment pattern as described below:

•
An increase in the corporate bond rate or credit spread for non-performance risk would result in a decrease in the fair value of the liability for losses and LAE and reinsurance balances recoverable. Conversely, a decrease in the corporate bond rate or credit spread for non-performance risk would result in an increase in the fair value of the liability for losses and LAE and reinsurance balances recoverable.

•
An increase in the weighted average cost of capital would result in an increase in the fair value of the liability for losses and LAE and reinsurance balances recoverable. Conversely, a decrease in the weighted average cost of capital would result in a decrease in the fair value of the liability for losses and LAE and reinsurance balances recoverable.

•
An increase in the risk cost of capital would result in an increase in the fair value of the liability for losses and LAE and reinsurance balances recoverable. Conversely, a decrease in the risk cost of capital would result in a decrease in the fair value of the liability for losses and LAE and reinsurance balances recoverable.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
An acceleration of the estimated payment pattern would result in an increase in the fair value of the liability for losses and LAE and reinsurance balances recoverable. Conversely, a deceleration of the estimated payment pattern would result in a decrease in the fair value of the liability for losses and LAE and reinsurance balances recoverable.

In addition, the estimate of the capital required to support the liabilities is based upon current industry standards for capital adequacy. If the required capital per unit of risk increases, then the fair value of the liability for losses and LAE and reinsurance balances recoverable would increase. Conversely, a decrease in required capital would result in a decrease in the fair value of the liability for losses and LAE and reinsurance balances recoverable.
Disclosure of Fair Values for Financial Instruments Carried at Cost
As of December 31, 2017 and 2016, investments in life settlement contracts were carried at cost of $125.6 million and $131.7 million, respectively, and their fair values were $131.9 million and $129.5 million, respectively.
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
As of December 31, 2017, our 4.5% Senior Notes due 2022 had a carrying value of $347.5 million while the fair value based on observable market pricing from a third party service was $357.4 million. The fair value is classified as Level 2.
Disclosure of fair value of amounts relating to insurance contracts is not required, except those for which we elected the fair value option, as described above. Our remaining assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature approximates fair value as of December 31, 2017 and 2016.
9. DERIVATIVE INSTRUMENTS
Foreign Currency Hedging of Net Investments
We use foreign currency forward exchange rate contracts in qualifying hedging relationships to hedge the foreign currency exchange rate risk associated with certain of our net investments in foreign operations. At December 31, 2017 and 2016, we had forward currency contracts in place which we had designated as hedges of our net investments in foreign operations.
The following table presents the gross notional amounts and the estimated fair values recorded within other assets and liabilities related to our qualifying foreign currency forward exchange rate contracts as at December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
		Fair Value			Fair Value
	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
Foreign exchange forward - AUD	$32,810	$—	$965	$45,467	$2,753	$74
Foreign exchange forward - CAD	27,141	11	512	37,175	177	—
Total qualifying hedges	$59,951	$11	$1,477	$82,642	$2,930	$74

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the amounts of the net gains and losses deferred in the currency translation adjustment ("CTA") account, which is a component of AOCI, in shareholders' equity, related to our qualifying foreign currency forward exchange rate contracts for the years ended December 31, 2017 and 2016:

	Amount of Gains (Losses) Deferred in AOCI
	2017	2016
Foreign exchange forward - AUD	$(1,247)	$2,568
Foreign exchange forward - CAD	—	1,186
Total qualifying hedges	$(1,247)	$3,754
Following the completion of the sale of Pavonia which closed on December 29, 2017, we reclassified into earnings, the cumulative losses of $1.1 million related to the CAD foreign currency forward contract that we had set up to hedge our CAD dominated net investment in Pavonia, and which had previously been deferred in the CTA.
We also borrowed €75.0 million (approximately $88.5 million) during 2016 that was designated as a non-derivative hedge of our net investment in certain subsidiaries whose functional currency is denominated in Euros, as described in Note 15 - "Debt Obligations". We repaid €25.0 million (approximately $29.5 million) of this outstanding loan balance during the year ended December 31, 2017 and reclassified the related foreign exchange losses of $1.1 million previously deferred in AOCI, into earnings.
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
Foreign Currency Forward Contracts
The following table presents the gross notional amounts, estimated fair values recorded within other assets and liabilities and the amounts included in net earnings related to our non-qualifying foreign currency forward exchange rate hedging relationships as at December 31, 2017.

		December 31, 2017 Fair Value		2017
	Gross Notional Amount	Assets	Liabilities	Losses on non-qualifying hedges charged to earnings
Foreign exchange forward - AUD	$57,028	$—	$1,002	$(1,002)
Foreign exchange forward - GBP	207,323	262	4,312	(6,367)
Foreign exchange forward - EUR	19,235	46	455	(971)
Total non-qualifying hedges	$283,586	$308	$5,769	$(8,340)
There were no such non-qualifying foreign currency forward contracts utilized as at December 31, 2016 or during the years ended December 31, 2016 and 2015.
Investments in Call Options on Equities
During the year ended December 31, 2016 we purchased call options on equities at a cost of $5.5 million and sold these for a realized gain of $5.4 million. We did not have any equity derivative instruments as at or during the year ended December 31, 2017.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. REINSURANCE BALANCES RECOVERABLE
The following table provides the total reinsurance balances recoverable as at December 31, 2017 and 2016:

	2017
	Non-life Run-off	Atrium	StarStone	Other	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$932,284	$7,472	$211,650	$16	$1,151,422
IBNR	590,154	31,476	242,620	—	864,250
Fair value adjustments	(12,970)	1,583	(2,253)	—	(13,640)
Fair value adjustments - fair value option	(131,983)	—	—	—	(131,983)
Total reinsurance reserves recoverable	1,377,485	40,531	452,017	16	1,870,049
Paid losses recoverable	128,253	(451)	23,179	—	150,981
	$1,505,738	$40,080	$475,196	$16	$2,021,030
Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable	$963,514	$40,080	$475,196	$16	$1,478,806
Reinsurance balances recoverable - fair value option	542,224	—	—	—	542,224
Total	$1,505,738	$40,080	$475,196	$16	$2,021,030

	2016
	Non-life Run-off	Atrium	StarStone	Other	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$621,288	$6,438	$182,478	$190	$810,394
IBNR	393,550	21,753	178,259	—	593,562
Fair value adjustments	(13,885)	1,818	(3,506)	—	(15,573)
Total reinsurance reserves recoverable	1,000,953	30,009	357,231	190	1,388,383
Paid losses recoverable	47,160	(1,081)	25,512	769	72,360
	$1,048,113	$28,928	$382,743	$959	$1,460,743
Our insurance and reinsurance run-off subsidiaries and assumed portfolios, prior to acquisition, used retrocessional agreements to reduce their exposure to the risk of insurance and reinsurance assumed. On an annual basis, both Atrium and StarStone purchase a tailored outwards reinsurance program designed to manage their risk profiles. The majority of Atrium’s and StarStone's third-party reinsurance cover is with highly rated reinsurers or is collateralized by pledged assets or letters of credit.
The fair value adjustments, determined on acquisition of insurance and reinsurance subsidiaries, are based on the estimated timing of loss and LAE recoveries and an assumed interest rate equivalent to a risk free rate for securities with similar duration to the acquired reinsurance balances recoverable plus a spread to reflect credit risk, and are amortized over the estimated recovery period, as adjusted for accelerations in timing of payments as a result of commutation settlements. The determination of the fair value adjustments on the retroactive reinsurance contracts for which we have elected the fair value option is described in Note 8 - "Fair Value Measurements".
As of December 31, 2017 and 2016, we had reinsurance balances recoverable of approximately $2.0 billion and $1.5 billion, respectively. The increase of $560.3 million in reinsurance balances recoverable was primarily a result of the QBE and RSA reinsurance transactions, which closed in the first quarter of 2017, and the impact of the recent hurricane losses on Atrium and StarStone, partially offset by reserve reductions, commutations and cash collections made during the year ended December 31, 2017 in our Non-life Run-off segment.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Top Ten Reinsurers

	December 31, 2017						December 31, 2016
	Non-life Run-off	Atrium	StarStone	Other	Total	% of Total	Non-life Run-off	Atrium	StarStone	Other	Total	% of Total
Top ten reinsurers	$1,166,057	$22,422	$328,257	$—	$1,516,736	75.0%	$737,074	$23,245	$226,283	$—	$986,602	67.6%
Other reinsurers > $1 million	322,722	16,631	144,336	—	483,689	24.0%	301,856	4,827	152,341	—	459,024	31.4%
Other reinsurers < $1 million	16,959	1,027	2,603	16	20,605	1.0%	9,183	856	4,119	959	15,117	1.0%
Total	$1,505,738	$40,080	$475,196	$16	$2,021,030	100.0%	$1,048,113	$28,928	$382,743	$959	$1,460,743	100.0%
Six of the top ten external reinsurers, as at December 31, 2017 and 2016, were all rated A- or better. The remaining four non-rated reinsurers, from which $687.6 million was recoverable as at December 31, 2017 (December 31, 2016: $512.2 million recoverable from four non-rated reinsurers), including KayleRe Ltd., have provided security in the form of pledged assets in trust, letters of credit issued to us, or funds withheld in the full amount of the recoverable. As at December 31, 2017, reinsurance balances recoverable of $357.4 million related to KaylaRe Ltd. (December 31, 2016: $242.1 million) and $320.0 million related to Hannover Ruck SE (December 31, 2016: $67.3 million), both of which represent 10% or more of total reinsurance balances recoverable. KaylaRe Ltd. is not rated but is an affiliated company partly owned by Enstar, as described in Note 21 - "Related Party Transactions", and security is provided in the form of funds withheld. Hannover Ruck SE is rated AA- by Standard & Poor's and A+ by A.M. Best.
 Provisions for Uncollectible Reinsurance Recoverables
We evaluate and monitor concentration of credit risk among our reinsurers. Provisions are made for amounts considered potentially uncollectible.
The following table shows our reinsurance balances recoverable by rating of reinsurer and our provisions for uncollectible reinsurance balances recoverable ("provisions for bad debt") as at December 31, 2017 and 2016. The provisions for bad debt all relate to the Non-life Run-off segment.

	2017				2016
	Gross	Provisions for Bad Debt	Net	Provisions as a % of Gross	Gross	Provisions for Bad Debt	Net	Provisions as a % of Gross
Reinsurers rated A- or above	$1,252,887	$51,115	$1,201,772	4.1%	$892,776	$35,184	$857,592	3.9%
Reinsurers rated below A-, secured	771,097	—	771,097	—%	544,894	—	544,894	—%
Reinsurers rated below A-, unsecured	162,259	114,098	48,161	70.3%	197,589	139,332	58,257	70.5%
Total	$2,186,243	$165,213	$2,021,030	7.6%	$1,635,259	$174,516	$1,460,743	10.7%
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the liability for losses and LAE by segment as at December 31, 2017 and 2016:

	2017				2016
	Non-life Run-off	Atrium	StarStone	Total	Non-life Run-off	Atrium	StarStone	Total
Outstanding losses	$3,185,703	$78,363	$590,977	$3,855,043	$2,697,736	$67,379	$502,115	$3,267,230
IBNR	2,903,927	150,508	599,221	3,653,656	1,935,659	130,118	541,305	2,607,082
Fair value adjustments	(125,998)	9,547	(555)	(117,006)	(135,368)	12,503	(863)	(123,728)
Fair value adjustments - fair value option	(314,748)	—	—	(314,748)	—	—	—	—
ULAE	300,588	2,455	18,100	321,143	218,336	2,122	16,825	237,283
Total	$5,949,472	$240,873	$1,207,743	$7,398,088	$4,716,363	$212,122	$1,059,382	$5,987,867

Reconciliation to Consolidated Balance Sheet:
Losses and loss adjustment expenses				$5,603,419				$5,987,867
Losses and loss adjustment expenses, at fair value				1,794,669				—
Total				$7,398,088				$5,987,867
The overall increase in the liability for losses and LAE between December 31, 2016 and December 31, 2017 was primarily attributable to the assumed reinsurance agreements with RSA and QBE in our Non-life Run-off segment, for which we have elected the fair value option, as described in Note 4 - "Significant New Business".
The table below provides a consolidated reconciliation of the beginning and ending liability for losses and LAE for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Balance as at January 1	$5,987,867	$5,720,149	$4,509,421
Less: reinsurance reserves recoverable	1,388,193	1,360,382	1,154,196
Less: deferred charges on retroactive reinsurance	94,551	255,911	—
Net balance as at January 1	4,505,123	4,103,856	3,355,225
Net incurred losses and LAE:
Current period	437,853	493,016	476,364
Prior periods	(244,302)	(318,917)	(372,031)
Total net incurred losses and LAE	193,551	174,099	104,333
Net paid losses:
Current period	(82,273)	(79,579)	(99,933)
Prior periods	(862,921)	(753,478)	(681,956)
Total net paid losses	(945,194)	(833,057)	(781,889)
Effect of exchange rate movement	158,429	(46,903)	(65,069)
Acquired on purchase of subsidiaries	10,251	10,019	878,815
Assumed business	1,525,703	1,340,444	612,441
Ceded business	—	(243,335)	—
Net balance as at December 31	5,447,863	4,505,123	4,103,856
Plus: reinsurance reserves recoverable	1,870,033	1,388,193	1,360,382
Plus: deferred charges on retroactive reinsurance	80,192	94,551	255,911
Balance as at December 31	$7,398,088	$5,987,867	$5,720,149

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below provide the components of net incurred losses and LAE by segment for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017
	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$581,723	$55,678	$307,793	$945,194
Net change in case and LAE reserves	(381,053)	8,338	31,685	(341,030)
Net change in IBNR reserves	(390,727)	7,679	(23,540)	(406,588)
Amortization of deferred charges	14,359	—	—	14,359
Increase (reduction) in estimates of net ultimate losses	(175,698)	71,695	315,938	211,935
Reduction in provisions for bad debt	(1,536)	159	—	(1,377)
Increase (reduction) in provisions for unallocated LAE	(53,810)	285	(187)	(53,712)
Amortization of fair value adjustments	10,114	(2,720)	(945)	6,449
Changes in fair value - fair value option	30,256	—	—	30,256
Net incurred losses and LAE	$(190,674)	$69,419	$314,806	$193,551

	Year Ended December 31, 2016
	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$533,806	$47,998	$251,253	$833,057
Net change in case and LAE reserves	(608,785)	(148)	73,049	(535,884)
Net change in IBNR reserves	(347,384)	13,700	75,643	(258,041)
Amortization of deferred charges	168,827	—	—	168,827
Increase (reduction) in estimates of net ultimate losses	(253,536)	61,550	399,945	207,959
Reduction in provisions for bad debt	(13,822)	—	—	(13,822)
Increase (reduction) in provisions for unallocated LAE	(43,955)	145	3,543	(40,267)
Amortization of fair value adjustments	25,432	(3,308)	(1,895)	20,229
Net incurred losses and LAE	$(285,881)	$58,387	$401,593	$174,099

	Year Ended December 31, 2015
	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$517,295	$52,035	$212,559	$781,889
Net change in case and LAE reserves	(355,335)	(709)	77,219	(278,825)
Net change in IBNR reserves	(364,774)	2,844	37,904	(324,026)
Amortization of deferred charges	15,265	—	—	15,265
Increase (reduction) in estimates of net ultimate losses	(187,549)	54,170	327,682	194,303
Increase in provisions for bad debt	(25,271)	—	—	(25,271)
Reduction in provisions for unallocated LAE	(62,653)	(83)	3,537	(59,199)
Amortization of fair value adjustments	4,643	(6,608)	(3,535)	(5,500)
Net incurred losses and LAE	$(270,830)	$47,479	$327,684	$104,333

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loss Development Information
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
Case reserves are recognized for known claims (including the cost of related litigation) when sufficient information has been reported to us to indicate the involvement of a specific insurance policy. We use considerable judgment in estimating losses for reported claims on an individual claim basis based upon our knowledge of the circumstances surrounding the claim, the severity of the injury or damage, the jurisdiction of the occurrence, the potential for ultimate exposure, the type of loss, and our experience with the line of business and policy provisions relating to the particular type of claim. The reserves for unpaid reported losses and LAE are established by management based on reports from brokers, ceding companies and insureds and represent the estimated ultimate cost of events or conditions that have been reported to, or specifically identified, by us. We also consider facts currently known and the current state of the law and coverage litigation.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disclosures of Incurred and Paid Loss Development, IBNR, Claims Counts and Payout Percentages

The loss development tables disclosed below, sets forth our historic incurred and paid loss development by accident year through December 31, 2017, net of reinsurance, as well as the cumulative number of reported claims, IBNR balances, and other supplementary information.

With the exception of our Atrium segment, the loss development tables disclosed below are presented by line of business for our Non-life Run-off and StarStone segments as follows:

•	Non-Life Run-off - The lines of business included within the loss development disclosures below include General Casualty, Workers’ Compensation and Professional Indemnity/Directors & Officers; and

•
StarStone - All the lines of business related to the StarStone segment have been included within the loss development disclosures below, namely, Casualty, Marine, Property, Aerospace and Workers’ Compensation.

The loss development disclosures for our Atrium segment have not been disaggregated further by line of business as the segment comprised only 3% of our total consolidated liability for losses and LAE as at December 31, 2017 and was, therefore, not considered material for further disaggregation.

Certain lines of business within our Non-Life Run-off segment were not included within the loss development disclosures presented below due to the following reasons:

•
The asbestos and environmental lines of business contain exposures which impact accident years older than those presented within the loss development tables disclosed below and have, therefore, not been included within those disclosures. These lines of business cumulatively comprised approximately 41% of our total net liabilities for losses and LAE, before reconciling items, within our Non-life Run-off segment, as at December 31, 2017;

•
The marine, aviation and transit and construction defect lines of business, which each comprised approximately 3% of our total net liabilities for losses and LAE, before reconciling items, within our Non-Life Run-off segment, as at December 31, 2017 were each not considered material for separate disclosure; and

•	The exposures included within the other category includes losses with several different development patterns that are not individually significant for separate disclosure.
For each line of business for which loss development tables have been provided below, the disclosure approach and format adopted reflects the following:

•	The incurred loss triangle includes both reported case reserves and IBNR liabilities, as well as cumulative paid losses;

•
Both the incurred and cumulative paid loss triangles include allocated loss adjustment expense (i.e. claims handling costs allocated to specific individual claims) but exclude unallocated loss adjustment expenses (i.e. the costs associated with internal claims staff and third party administrators as well as consultants that cannot be allocated to specific individual claims);

•
Fair value adjustments arising from the business acquisitions that we have completed as well as the retroactive reinsurance agreements for which we have elected the fair value option are excluded from the incurred loss triangles;

•
The amounts included within the loss triangles for the years ended December 31, 2008 through to December 31, 2016, (April 1, 2014 through to December 31, 2016 in the case of StarStone since its date of acquisition), as well as the historical average annual percentage payout ratios as of December 31, 2017 are presented as supplementary information and are therefore unaudited;

•	All data presented within the loss triangles is net of reinsurance recoveries, excluding provisions for uncollectible reinsurance recoverables; and

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The IBNR reserves included within each incurred loss development table by accident year, reflect the net IBNR recorded as of December 31, 2017, including expected development on reported losses.
The historical dollar amounts disclosed within the loss development tables for all lines of business presented below are on a constant-currency basis, which is achieved by using constant foreign exchange rates between periods in the loss triangles, and translating prior period amounts denominated in currencies other than the U.S. dollar, which is our reporting currency, using the closing exchange rates as at December 31, 2017.

The impact of this exchange rate conversion is to show the change between periods exclusive of the effect of exchange rate fluctuations, which would otherwise distort the change in incurred losses and the cash flow patterns associated with those incurred losses shown within the loss development tables disclosed below. The change in incurred losses shown within the loss development tables below will, however, differ from other U.S. GAAP disclosures of incurred current and prior period reserve development amounts, which include the effect of exchange rate fluctuations.

The loss development tables disclosed below are presented retrospectively with respect to the acquisitions and retroactive reinsurance agreements that we have completed, where it is practicable to do so. However, where it is not practicable, a prospective approach has been adopted in the presentation of the loss development tables disclosed below as follows:

•
Acquisitions - The information included within the incurred and paid loss development tables for all the lines of business related to the StarStone segment below have been presented on a prospective basis from the date of our acquisition of StarStone, which was effective on April 1, 2014. Providing pre-acquisition incurred and paid losses by accident year for years prior to 2014 was determined to be impracticable due to significant data limitations. This prospective treatment was also adopted for the disclosures included within our Non-Life Run-off segment with respect to StarStone’s run-off business whose exposures are included within the general casualty and professional indemnity/Directors & Officers lines of business disclosed within our Non-Life Run-off loss development tables below; and

•
Retroactive reinsurance agreements - For those loss portfolio transfers that we assume through retroactive reinsurance agreements for which we don’t have access to historical loss development information from the ceding entities or where the data is not sufficiently reliable, these have been presented prospectively within the loss development tables disclosed below, from the date that the reinsurance agreements became effective.

This prospective treatment, therefore, results in loss development trends within the calendar year that either the business acquisition or retroactive reinsurance agreement is completed, that is not entirely reflective of the actual performance of the acquired business or the retroactive reinsurance agreement.

Establishing an estimate for loss reserves requires the incorporation of various assumptions and judgment, therefore, the information contained within the loss development disclosures below only allows readers or users of our consolidated financial statements to understand, at the summary level presented in the development tables, the change over time in our reported incurred loss estimates as well as the nature and patterns of the cash flows associated with those estimates. We, therefore, believe that the information provided within the loss development tables disclosed below is of limited use for independent analysis or application of standard actuarial estimations, and any results obtained from doing so should be interpreted with caution. For a more detailed discussion on how our loss reserve estimates are established, refer to the discussion on “Losses and Loss Adjustment Expenses” within our Critical Accounting Policies.

Cumulative Number of Reported Claims
Reported claim counts, on a cumulative basis, are provided as supplemental information to each incurred loss development table by accident year. We measure claim frequency information on an individual claim count basis within each of our segments as follows:

•
Non-Life Run-off - The claim frequency information for the exposures included within our general casualty, workers’ compensation and professional indemnity lines of business includes direct and assumed open and closed claims by accident year at the claimant level. Reported claims that are closed without a payment are included within our cumulative number of reported claims because we typically incur claim adjustment expenses on them prior to their closure. The claim count numbers exclude counts related to claims within policy deductibles where the insured is

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

responsible for the payment of losses within the deductible layer. Individual claim counts related to certain assumed reinsurance contracts such as excess-of-loss and quota share treaties are not available to us, and the losses arising from these treaties have been treated as single claims for the purposes of determining claim counts. Therefore, each treaty year within the reinsurance contract is deemed a single claim because the detailed underlying individual claim information is generally not reported to us by our cedents; and

•
StarStone and Atrium - The claim frequency information is determined at the claimant level for the exposures within the lines of business related to these segments. Our claims system assigns a unique claim identifier to each reported claim we receive. Each unique claim identifier is deemed to be a single claim, irrespective of whether the claim remains open or has been closed with or without payment. For certain insurance facilities and business produced or managed by managing general agents, coverholders and third party administrators where the underlying claims data is reported to us in an aggregated format, the information necessary to provide cumulative claims frequency is not available. In such cases, we typically record a “block” claim in our system. This also applies to a small amount of assumed reinsurance business that we write where, similarly, the underlying claims data is reported to us in an aggregated format. In such instances, each assumed reinsurance contract is deemed a single claim.

The cumulative number of reported claims for our Atrium segment includes all claim counts for Syndicate 609. Our Atrium segment represents our 25% share of Syndicate 609's underwriting capacity and capital, however, the claims count is the same whether viewed at the 100% Syndicate level or for our 25% share.

Our reported claim frequency information is subject to the following inherent limitations when analyzing our loss experience and severity:

•
Claim counts are presented only on a reported and not on an ultimate basis. Therefore, reported claim counts include open claims which have outstanding reserves but exclude IBNR claims. As such the reported claims are consistent with reported losses, which can be calculated by subtracting IBNR losses from incurred losses. However, the reported claim counts are inconsistent with the losses in the incurred losses triangles, which include IBNR losses, and to losses in the paid loss triangles, which exclude outstanding reserves;

•	Reported claim counts have not been adjusted for ceded reinsurance, which may distort any measures of frequency or severity;

•
For lines of business that have a mix of primary and excess layer exposures, such as our general casualty and workers’ compensation lines of business, the reported claim counts may fluctuate from period to period between exposure layers, thereby distorting any measure of frequency and severity; and

•
The use of our reported claim frequency information to project ultimate loss payouts by disaggregated disclosure category or line of business may not be as meaningful as claim count information related to individual contracts at a more granular level.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Life Run-off Segment
The table below provides a reconciliation of the beginning and ending reserves for losses and LAE for the years ended December 31, 2017, 2016 and 2015 for the Non-life Run-off segment:

	2017	2016	2015

Balance as at January 1	$4,716,363	$4,585,454	$3,435,010
Less: reinsurance reserves recoverable	1,000,953	1,034,747	800,709
Less: deferred charges on retroactive reinsurance	94,551	255,911	—
Net balance as at January 1	3,620,859	3,294,796	2,634,301
Net incurred losses and LAE:
Current period	5,866	5,829	39,924
Prior periods	(196,540)	(291,710)	(310,754)
Total net incurred losses and LAE	(190,674)	(285,881)	(270,830)
Net paid losses:
Current period	(2,835)	(3,869)	(16,049)
Prior periods	(578,888)	(529,937)	(501,246)
Total net paid losses	(581,723)	(533,806)	(517,295)
Effect of exchange rate movement	138,772	(27,478)	(42,636)
Acquired on purchase of subsidiaries	10,251	10,019	878,815
Assumed business	1,494,310	1,340,444	612,441
Ceded business	—	(177,235)	—
Net balance as at December 31	4,491,795	3,620,859	3,294,796
Plus: reinsurance reserves recoverable	1,377,485	1,000,953	1,034,747
Plus: deferred charges on retroactive reinsurance	80,192	94,551	255,911
Balance as at December 31	$5,949,472	$4,716,363	$4,585,454

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net incurred losses and LAE in the Non-life Run-off segment for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017			2016			2015
	Prior Period	Current Period	Total	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$578,888	$2,835	$581,723	$529,937	$3,869	$533,806	$501,246	$16,049	$517,295
Net change in case and LAE reserves	(381,450)	397	(381,053)	(608,168)	(617)	(608,785)	(366,262)	10,927	(355,335)
Net change in IBNR reserves	(393,100)	2,373	(390,727)	(349,726)	2,342	(347,384)	(377,722)	12,948	(364,774)
Amortization of deferred charges	14,359	—	14,359	168,827	—	168,827	15,265	—	15,265
Increase (reduction) in estimates of net ultimate losses	(181,303)	5,605	(175,698)	(259,130)	5,594	(253,536)	(227,473)	39,924	(187,549)
Reduction in provisions for bad debt	(1,536)	—	(1,536)	(13,822)	—	(13,822)	(25,271)	—	(25,271)
Increase (reduction) in provisions for unallocated LAE	(54,071)	261	(53,810)	(44,190)	235	(43,955)	(62,653)	—	(62,653)
Amortization of fair value adjustments	10,114	—	10,114	25,432	—	25,432	4,643	—	4,643
Changes in fair value - fair value option	30,256	—	30,256	—	—	—	—	—	—
Net incurred losses and LAE	$(196,540)	$5,866	$(190,674)	$(291,710)	$5,829	$(285,881)	$(310,754)	$39,924	$(270,830)

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
Year Ended December 31, 2017
The net reduction in incurred losses and LAE for the year ended December 31, 2017 of $190.7 million included net incurred losses and LAE of $5.9 million related to current period net earned premium, primarily for the portion of the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $5.9 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $196.5 million, which was attributable to a reduction in estimates of net ultimate losses of $181.3 million, a reduction in provisions for bad debt of $1.5 million and a reduction in provisions for unallocated LAE of $54.1 million, relating to 2017 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $10.1 million and a change in fair value of $30.3 million related to our assumed retroactive reinsurance agreements with RSA and QBE completed during the period and for which we have elected the fair value option. The reduction of estimates in net ultimate losses for the year ended December 31, 2017 was reduced by amortization of the deferred charge of $14.4 million.
The reduction in estimates of net ultimate losses relating to prior periods of $181.3 million comprised reductions in IBNR reserves of $393.1 million, partially offset by net incurred loss development of $211.8 million, which includes amortization of deferred charges of $14.4 million. The decrease in the estimate of net IBNR reserves of $393.1 million (compared to $349.7 million during the year ended December 31, 2016), was comprised of a decrease of $70.0 million relating to asbestos liabilities (compared to an increase of $39.4 million in 2016), a decrease of $7.5 million relating to environmental liabilities (compared to an increase $35.5 million in 2016), a decrease of $7.2 million relating to general casualty liabilities (compared to $0.8 million in 2016), a decrease of $156.2 million relating to workers' compensation liabilities (compared to $333.2 million in 2016) and a decrease of $152.2 million relating to all other remaining liabilities (compared to $90.6 million in 2016).
The reduction in net IBNR reserves of $393.1 million relating to prior periods was a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data, following 59 commutations and policy buy-backs, to estimate loss reserves required to cover liabilities for unpaid losses and LAE relating to non-commuted exposures. The prior period estimate of net IBNR reserves was reduced as a result of the combined impact on all classes of business of loss development activity during 2017, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The net incurred loss development resulting from settlement of net advised case and LAE reserves of $381.5 million for net paid losses of $578.9 million related to the settlement of non-commuted losses in the year and 59 commutations and

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

policy buy-backs of assumed and ceded exposures. Net advised case and LAE reserves settled by way of commutation and policy buyback during the year ended December 31, 2017 amounted to $7.4 million (comprising $23.2 million of assumed case reserves and LAE reserves, partially offset by $15.8 million of ceded incurred reinsurance recoverable case reserves).
The reduction in provisions for bad debt of $1.5 million was a result of the favorable resolution of contractual disputes with reinsurers, the reduction in bad debt provisions for insolvent reinsurers as a result of distributions received and the reduction of specific provisions held for potential disputes with reinsurers.
Year Ended December 31, 2016
The net reduction in incurred losses and LAE for the year ended December 31, 2016 of $285.9 million included current period net incurred losses and LAE of $5.8 million related to current period net earned premium of $7.1 million (primarily for the portion of the run-off business acquired with Sussex). Excluding current period net losses and LAE of $5.8 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $291.7 million, which was attributable to a reduction in estimates of net ultimate losses of $259.1 million, reduction in provisions for bad debt of $13.8 million and a reduction in provision for unallocated LAE of $44.2 million, relating to 2016 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $25.4 million.
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
The reduction in net IBNR reserves of $349.7 million relating to prior periods was a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data, following 56 commutations and policy buy-backs, to estimate loss reserves required to cover liabilities for unpaid losses and LAE relating to non-commuted exposures. The prior period estimate of net IBNR reserves was reduced as a result of the combined impact on all classes of business of loss development activity during 2016, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The net incurred loss development resulting from settlement of net advised case and LAE reserves of $608.2 million for net paid losses of $529.9 million related to the settlement of non-commuted losses in the year and 56 commutations and policy buy-backs of assumed and ceded exposures. Net advised case and LAE reserves settled by way of commutation and policy buy-back during the year ended December 31, 2016 amounted to $14.7 million (comprising $39.1 million of assumed case reserves and LAE reserves, partially offset by $24.4 million of ceded incurred reinsurance recoverable case reserves).
The reduction in provisions for bad debt of $13.8 million was a result of the collection of certain reinsurance recoverables against which bad debt provisions had been provided in earlier periods, and the reduction in bad debt provisions for insolvent reinsurers as a result of distributions received and the reduction of specific provisions held for potential disputes with reinsurers.
Year Ended December 31, 2015
The net reduction in incurred losses and LAE for the year ended December 31, 2015 of $270.8 million included current period incurred losses and LAE of $39.9 million related to current period net earned premium of $43.3 million (primarily for the portion of the run-off business acquired with StarStone). Excluding current period net incurred losses and LAE of $39.9 million, net incurred losses and LAE relating to prior periods were reduced by $310.8 million, which was attributable to a reduction in estimates of net ultimate losses of $227.5 million, reduction in provisions for bad debts of $25.3 million and a reduction in provisions for unallocated LAE of $62.7 million, relating to 2015 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $4.6 million.

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
The increase in provisions for bad debt of $25.3 million was a result of the collection of certain reinsurance recoverables against which bad debts had been provided in earlier periods, and the reduction in bad debt provisions for insolvent reinsurers as a result of distributions received, partially offset by additional provisions for contractual disputes with reinsurers.
Asbestos and Environmental
In establishing the reserves for losses and LAE related to asbestos and environmental claims, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, reserves have been established to cover additional exposures on both known and unreported claims. Estimates of the reserves are reviewed and updated continually. Developed case law and claim histories are still evolving for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in valuing asbestos and environmental claims are not likely to be resolved in the near future. Ultimate values for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of our potential losses for these claims. There can be no assurance that the reserves established by us will be adequate or will not be adversely affected by the development of other latent exposures. The net liability for unpaid losses and LAE as of December 31, 2017 and 2016 included $1,863.2 million and $979.8 million, respectively, which represented an estimate of the net ultimate liability for asbestos and environmental claims. The gross liability for such claims as at December 31, 2017 and 2016 was $1,992.1 million and $1,021.8 million, respectively. For the years ended December 31, 2017 and 2016, our reserves for asbestos and environmental liabilities increased by $970.4 million and $545.2 million on a gross basis, respectively, and by $883.4 million and $545.1 million on a net basis, respectively, due to acquisition activity in 2017 primarily related to the RSA and QBE transactions.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disclosures of Incurred and Paid Loss Development, IBNR, Claims Counts and Payout Percentages
The following tables provides a breakdown of the gross and net losses and LAE reserves by line of business as at December 31, 2017 and 2016:

	2017			2017
	Gross			Net
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Asbestos	$366,446	$1,434,598	$1,801,044	$341,355	$1,337,467	$1,678,822
Environmental	95,801	95,259	191,060	91,049	93,345	184,394
General casualty	344,425	266,526	610,951	276,791	194,747	471,538
Workers' compensation/personal accident	1,458,430	748,949	2,207,379	889,265	371,161	1,260,426
Marine, aviation and transit	109,102	56,284	165,386	90,101	51,904	142,005
Construction defect	28,701	135,608	164,309	27,406	122,307	149,713
Professional indemnity/Directors & Officers	214,803	40,265	255,068	181,027	39,591	220,618
Other	567,995	126,438	694,433	356,424	103,251	459,675
	$3,185,703	$2,903,927	$6,089,630	$2,253,418	$2,313,773	$4,567,191
Fair value adjustments			(125,998)			(113,028)
Fair value adjustments - fair value option			(314,748)			(182,764)
Deferred charge on retroactive reinsurance			—			(80,192)
			$5,648,884			$4,191,207
ULAE			300,588			300,588
Total			$5,949,472			$4,491,795

	2016			2016
	Gross			Net
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Asbestos	$265,144	$584,757	$849,901	$246,030	$569,736	$815,766
Environmental	100,128	71,722	171,850	94,311	69,740	164,051
General casualty	428,210	317,613	745,823	300,650	195,393	496,043
Workers' compensation/personal accident	1,389,097	701,616	2,090,713	1,007,528	484,863	1,492,391
Marine, aviation and transit	54,025	35,744	89,769	48,469	35,607	84,076
Construction defect	40,446	121,551	161,997	33,591	90,977	124,568
Professional indemnity/Directors & Officers	110,208	61,663	171,871	92,716	60,626	153,342
Other	310,478	40,993	351,471	253,154	35,166	288,320
	$2,697,736	$1,935,659	$4,633,395	$2,076,449	$1,542,108	$3,618,557
Fair value adjustments			(135,368)			(121,483)
Deferred charge on retroactive reinsurance			—			(94,551)
			$4,498,027			$3,402,523
ULAE			218,336			218,336
Total			$4,716,363			$3,620,859
As noted in the tables above, the significant lines of business within this segment include asbestos, general casualty, workers’ compensation and professional indemnity/Directors & Officers, which collectively comprised approximately 80% and 80% of total gross and net reserves, respectively, as at December 31, 2017 and 83% and 82% of total gross and net reserves, respectively, as at December 31, 2016. Separate loss development tables have been provided for the general casualty, workers’ compensation and professional indemnity/Directors & Officers lines of business as set forth below. The asbestos and the environmental lines of business are wholly comprised of losses with accident years before 2008 and therefore no accident year disclosures have been included within the loss development tables presented below for these lines of business. The exposures included within the marine, aviation and transit and construction defect lines of business, which each comprised approximately 3% of total gross and net reserves, were each not considered material for separate disclosure within the loss development tables presented below. Similarly, the exposures included within the other category includes losses with several different development patterns that are not individually sufficiently significant to be disclosed in separate loss development tables.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our non-life run-off segment is unique within the insurance industry in that legacy reserves are continuously being acquired and added to this segment through business acquisitions or through retroactive reinsurance agreements. The loss development tables within this segment include actual loss development as well as the effects of integrating newly acquired reserves. Accordingly, it would not be appropriate to extrapolate redundancies or deficiencies into the future or to infer actual historical accident year development information from the loss development tables provided below. Acquired reserves arising from business acquisitions are presented on a full retrospective basis. Assumed reserves arising from retroactive reinsurance transactions are presented as follows: (i) unpaid reported losses are shown on a full retrospective basis, and (ii) assumed IBNR is shown on a prospective basis as historical IBNR is generally not available to us in these transactions. This presentation approach therefore distorts the loss development trends in the specific years in which these retroactive reinsurance transactions are completed. We have however disclosed additional development tables as appropriate to show the take-on IBNR reserves that we have assumed through the retroactive reinsurance agreements that we have completed in each calendar year, for the lines of business presented below.
The following tables set forth information about incurred and paid loss development, total IBNR reserves and cumulative loss frequency related to our general casualty, workers' compensation and professional indemnity/Directors & Officers lines of business within the Non-Life Run-off segment as at December 31, 2017. The information related to incurred and paid loss development for the years ended December 31, 2008 through 2016 is presented as supplementary information and is therefore unaudited.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General Casualty

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2017
Accident Year	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017	IBNR(1)	Cumulative Number of Claims
2008	$20,277	$24,456	$45,420	$51,927	$59,142	$63,437	$64,982	$69,784	$66,160	$84,811	$10,162	3,543
2009		20,081	27,612	48,009	66,202	84,596	86,618	92,084	94,550	112,799	10,570	3,497
2010			34,527	55,916	68,142	93,817	177,344	201,813	215,279	230,288	20,143	5,365
2011				40,109	42,977	68,439	83,854	87,625	86,727	92,802	16,825	3,864
2012					65,494	72,203	82,667	73,218	88,743	104,284	16,766	3,929
2013						60,121	76,526	50,524	53,597	72,586	13,387	2,529
2014							35,789	23,657	25,197	37,628	7,883	1,447
2015								9,478	9,891	14,003	5,500	516
2016									2,319	1,281	868	103
2017										141	115	26
									Total	$750,623

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,
Accident Year	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017
2008	$5,752	$12,512	$20,372	$30,193	$40,909	$45,447	$52,416	$54,510	$57,625	$62,930
2009		4,834	11,384	22,986	41,723	55,455	66,001	73,154	80,004	85,802
2010			6,108	14,462	26,943	41,340	97,854	150,681	179,633	195,858
2011				8,353	17,573	26,839	43,189	55,998	60,809	64,789
2012					12,435	17,787	31,031	42,991	58,717	71,372
2013						2,449	14,311	20,416	29,342	39,996
2014							1,740	5,070	10,300	19,672
2015								744	1,505	3,188
2016									81	147
2017										17
									Total	$543,771
			All outstanding liabilities for unpaid losses and LAE prior to 2008, net of reinsurance							264,686
			Total outstanding liabilities for unpaid losses and LAE, net of reinsurance							$471,538
(1) Total of IBNR plus expected development on reported losses.

The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2017 is set forth below:

December 31, 2017
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$471,538
Reinsurance recoverable on unpaid losses	139,413
Gross liability for unpaid losses and LAE before unallocated loss adjustment expenses and fair value adjustments	$610,951

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides a summary of IBNR reserves assumed through retroactive reinsurance transactions which are presented on a prospective basis within the incurred losses table above from the year in which the transactions occurred:

	For the Years Ended December 31,
Accident Year	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017
Take-On IBNR for Assumed Business	$10,740	$—	$3,633	$—	$25,703	$—	$5,263	$—	$36,501	$79,495
The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
General casualty	6.64%	8.29%	10.25%	14.39%	15.49%	10.99%	7.85%	5.2%	4.41%	6.26%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Workers' Compensation

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2017
Accident Year	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017	IBNR(1)	Cumulative Number of Claims
2008	$265,540	$295,970	$315,753	$329,516	$327,727	$338,214	$344,977	$340,547	$344,352	$360,478	$13,587	43,430
2009		236,790	275,932	288,464	294,104	301,191	308,837	316,540	322,864	312,309	16,599	41,928
2010			257,331	291,649	309,258	326,852	337,680	344,619	348,008	354,173	25,476	46,023
2011				201,011	215,605	224,479	253,525	257,374	251,575	250,915	26,894	46,698
2012					191,946	200,200	232,410	227,214	223,991	231,740	41,832	44,448
2013						99,594	133,563	116,744	107,511	104,942	35,061	31,945
2014							75,905	87,181	81,227	82,084	18,062	10,925
2015								23,973	18,038	18,465	2,895	2,885
2016									981	1,055	652	38
2017										2,915	2,307	8
									Total	$1,719,076

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,
Accident Year	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017
2008	$83,344	$164,145	$219,202	$255,550	$278,088	$293,874	$306,607	$313,936	$317,946	$324,480
2009		76,071	146,631	198,214	233,516	254,348	270,693	275,620	283,407	275,573
2010			85,367	163,231	218,846	252,732	264,329	275,286	288,933	299,285
2011				44,931	110,189	153,192	134,487	162,444	185,650	199,292
2012					37,848	89,004	57,070	92,588	134,993	156,579
2013						18,305	(41,452)	(17,142)	21,187	45,909
2014							8,385	13,896	35,025	49,884
2015								4,602	8,944	11,432
2016									184	420
2017										159
									Total	$1,363,013
			All outstanding liabilities for unpaid losses and LAE prior to 2008, net of reinsurance							904,363
			Total outstanding liabilities for unpaid losses and LAE, net of reinsurance							$1,260,426
(1) Total of IBNR plus expected development on reported losses.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2017 is set forth below:

December 31, 2017
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$1,260,426
Reinsurance recoverable on unpaid losses	946,953
Gross liability for unpaid losses and LAE before unallocated loss adjustment expenses and fair value adjustments	$2,207,379
The table below provides a summary of IBNR reserves assumed through retroactive reinsurance transactions which are presented on a prospective basis within the incurred losses table above from the year in which the transactions occurred:

	For the Years Ended December 31,
Accident Year	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017
Take-On IBNR for Assumed Business	$—	$5,323	$5,954	$—	$—	$—	$—	$—	$100,000	$62,192

The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Workers' compensation	18.1%	23.1%	17.3%	12.3%	5.4%	4.2%	3.0%	2.5%	1.1%	1.8%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Professional Indemnity/Directors & Officers

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2017
Accident Year	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017	IBNR(1)	Cumulative Number of Claims
2008	$4,149	$23,865	$53,480	$58,806	$80,673	$86,120	$83,578	$77,421	$128,985	$128,410	$3,666	—
2009		1,205	14,027	25,782	48,547	54,345	58,429	62,705	59,906	57,076	2,238	—
2010			—	—	—	—	793	463	454	485	(3)	520
2011				—	—	—	39,854	43,180	41,508	40,602	1,500	2,003
2012					—	—	59,123	69,319	67,098	65,893	3,254	2,281
2013						—	47,164	62,259	57,983	61,785	8,724	1,922
2014							7,374	4,903	5,496	3,760	2,417	439
2015								198	4,925	8,789	2,216	26
2016									42	—	—	1
2017										58	—	2
										$366,858
(1) Total of IBNR plus expected development on reported losses.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,
Accident Year	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017
2008	$179	$3,157	$11,350	$26,799	$33,932	$40,045	$44,913	$53,018	$107,854	$109,032
2009		88	2,604	7,784	17,040	26,023	33,246	37,708	41,053	46,209
2010			—	—	—	—	462	463	456	490
2011				—	—	—	28,221	32,366	35,061	36,236
2012					—	—	33,687	44,410	51,396	54,208
2013						—	18,678	31,063	35,219	44,337
2014							430	717	1,075	1,127
2015								29	198	1,821
2016									—	—
2017										37
									Total	$293,497
			All outstanding liabilities for unpaid losses and LAE prior to 2008, net of reinsurance							147,257
			Total outstanding liabilities for unpaid losses and LAE, net of reinsurance							$220,618
(1) Total of IBNR plus expected development on reported losses.
The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2017 is set forth below:

December 31,
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$220,618
Reinsurance recoverable on unpaid losses	34,450
Gross liability for unpaid losses and LAE before unallocated loss adjustment expenses and fair value adjustments	$255,068

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Professional indemnity/ Directors & Officers	15.1%	4.1%	12.7%	10.5%	11.4%	5.7%	4.8%	6.4%	9.0%	0.9%

Losses and LAE reserves reported at fair value
The following table includes the carrying amount of the liability for unpaid losses and LAE, net of reinsurance reported at fair value, the discount rates used to discount the liabilities and the related aggregate amount of the discount as at December 31, 2017 and the interest accretion for the year ended December 31, 2017, recorded within net incurred losses and LAE in our consolidated statements of earnings:

	As at December 31, 2017			For the Year Ended December 31, 2017
Line of business	Carrying value	Discount rate	Aggregate amount of discount	Interest Accretion
Asbestos	$712,890	2.3%	$222,138	$18,637
Environmental	1,003	2.0%	122	10
General casualty	120,480	2.8%	28,233	3,751
Workers' compensation/personal accident	69,266	3.0%	19,497	4,142
Marine, aviation and transit	71,138	2.0%	9,520	799
Construction defect	38,819	2.9%	5,513	1,171
Other	145,013	2.0%	18,827	1,716
ULAE	93,836	3.0%	25,953	3,621
Total	$1,252,445		$329,803	$33,847

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Atrium
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Balance as at January 1	$212,122	$201,017	$212,611
Less: reinsurance reserves recoverable	30,009	25,852	28,278
Net balance as at January 1	182,113	175,165	184,333
Net incurred losses and LAE:
Current period	90,359	71,358	69,400
Prior periods	(20,940)	(12,971)	(21,921)
Total net incurred losses and LAE	69,419	58,387	47,479
Net paid losses:
Current period	(24,571)	(23,582)	(21,145)
Prior periods	(31,107)	(24,416)	(30,890)
Total net paid losses	(55,678)	(47,998)	(52,035)
Effect of exchange rate movement	4,488	(3,441)	(4,612)
Net balance as at December 31	200,342	182,113	175,165
Plus: reinsurance reserves recoverable	40,531	30,009	25,852
Balance as at December 31	$240,873	$212,122	$201,017
Net incurred losses and LAE in the Atrium segment for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017			2016			2015
	Prior Period	Current Period	Total	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$31,107	$24,571	$55,678	$24,416	$23,582	$47,998	$30,890	$21,145	$52,035
Net change in case and LAE reserves	(13,324)	21,662	8,338	(13,115)	12,967	(148)	(18,213)	17,504	(709)
Net change in IBNR reserves	(35,650)	43,329	7,679	(20,543)	34,243	13,700	(27,382)	30,226	2,844
Increase (reduction) in estimates of net ultimate losses	(17,867)	89,562	71,695	(9,242)	70,792	61,550	(14,705)	68,875	54,170
Reduction (increase) in provisions for bad debt	89	70	159	—	—	—	—	—	—
Increase (reduction) in provisions for unallocated LAE	(442)	727	285	(421)	566	145	(608)	525	(83)
Amortization of fair value adjustments	(2,720)	—	(2,720)	(3,308)	—	(3,308)	(6,608)	—	(6,608)
Net incurred losses and LAE	$(20,940)	$90,359	$69,419	$(12,971)	$71,358	$58,387	(21,921)	$69,400	$47,479

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disclosures of Incurred and Paid Loss Development, IBNR, Claims Counts and Payout Percentages
The following table provides a breakdown of the liability for losses and LAE by line of business for the years ended December 31, 2017 and 2016 for the Atrium segment:

	2017			2016
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Marine, Aviation and Transit	$24,581	$46,138	$70,719	$25,565	$49,369	$74,934
Binding Authorities	26,115	51,896	78,011	21,543	41,603	63,146
Reinsurance	14,381	34,489	48,870	11,485	22,178	33,663
Accident and Health	3,716	5,518	9,234	2,913	5,625	8,538
Non-Marine Direct and Facultative	9,570	12,467	22,037	5,873	11,343	17,216
Total	$78,363	$150,508	$228,871	$67,379	$130,118	$197,497
Fair value adjustments			9,547			12,503
ULAE			2,455			2,122
Total			$240,873			$212,122
The Atrium segment comprises only 3% of the total consolidated liability for losses and LAE as at December 31, 2017 and therefore has not been disaggregated further for purposes of presenting the accident year disclosures below.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth information about incurred and paid loss development information for the Atrium segment as at December 31, 2017. The information related to incurred and paid loss development for the years ended December 31, 2008 through 2016 is presented as supplementary information and is therefore unaudited. Information about total IBNR reserves and cumulative loss frequency as at December 31, 2017, including expected development on reported losses included within the net incurred losses and allocated LAE amounts for the Atrium segment, are set forth in the table below.

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2017
Accident Year	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017	IBNR(1)	Cumulative Number of Claims
2008	$46,002	$60,309	$60,742	$73,128	$68,943	$67,201	$66,701	$65,311	$63,552	$63,081	$2,478	266
2009		28,071	40,847	57,959	52,744	51,888	50,246	47,715	46,929	46,542	1,705	294
2010			27,139	65,704	58,465	55,666	50,078	47,871	47,128	45,478	1,900	376
2011				87,325	85,580	78,981	75,384	72,380	70,537	69,341	2,642	561
2012					70,930	64,633	60,804	57,126	54,416	52,995	3,536	756
2013						69,241	71,302	62,166	57,415	53,632	3,985	1,132
2014							70,008	70,275	66,825	61,211	8,570	1,835
2015								70,336	72,234	64,178	15,047	3,070
2016									74,001	76,208	25,036	4,899
2017										91,129	56,376	5,197
									Total	$623,795
(1) Total of IBNR plus expected development on reported losses.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,
Accident Year	2008 (unaudited)	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017
2008	$15,492	$37,939	$48,558	$53,307	$56,311	$58,193	$59,439	$60,018	$59,546	$59,738
2009		12,145	28,002	35,047	38,591	40,631	41,849	42,542	42,833	43,093
2010			11,599	25,421	32,600	36,968	39,486	40,526	41,137	41,713
2011				17,314	40,413	53,018	59,270	63,237	64,607	65,904
2012					11,357	31,762	38,324	42,499	44,807	45,710
2013						14,731	32,383	40,890	43,984	45,884
2014							17,754	34,763	42,114	47,441
2015								12,147	30,009	39,430
2016									13,878	34,988
2017										14,473
									Total	$438,374
			All outstanding liabilities for unpaid losses and LAE prior to 2008, net of reinsurance							3,369
			Total outstanding liabilities for unpaid losses and LAE, net of reinsurance							$188,790
(1) Total of IBNR plus expected development on reported losses.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the Atrium segment for the year ended December 31, 2017 is set forth below:

December 31, 2017
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$188,790
Reinsurance recoverable on unpaid losses	40,081
Gross liability for unpaid losses and LAE before unallocated loss adjustment expenses and fair value adjustments	$228,871
The following is unaudited supplementary information for average annual historical duration of claims within the Atrium segment:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Atrium	23.2%	37.09%	15.11%	8.02%	4.72%	2.31%	1.67%	0.94%	0.56%	0.3%

StarStone
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Balance as at January 1	$1,059,382	$933,678	$861,800
Less: reinsurance reserves recoverable	357,231	299,783	325,209
Net balance as at January 1	702,151	633,895	536,591
Net incurred losses and LAE:
Current period	341,628	415,829	367,040
Prior periods	(26,822)	(14,236)	(39,356)
Total net incurred losses and LAE	314,806	401,593	327,684
Net paid losses:
Current period	(54,867)	(52,128)	(62,739)
Prior periods	(252,926)	(199,125)	(149,820)
Total net paid losses	(307,793)	(251,253)	(212,559)
Effect of exchange rate movement	15,169	(15,984)	(17,821)
Acquired on purchase of subsidiaries	—	—	—
Assumed business	31,393	—	—
Ceded business	—	(66,100)	—
Net balance as at December 31	755,726	702,151	633,895
Plus: reinsurance reserves recoverable	452,017	357,231	299,783
Balance as at December 31	$1,207,743	$1,059,382	$933,678

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net incurred losses and LAE for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017			2016			2015
	Prior Period	Current Period	Total	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$252,926	$54,867	$307,793	$199,125	$52,128	$251,253	$149,820	$62,739	$212,559
Net change in case and LAE reserves	(63,785)	95,470	31,685	(51,309)	124,358	73,049	15,772	61,447	77,219
Net change in IBNR reserves	(208,244)	184,704	(23,540)	(156,546)	232,189	75,643	(200,730)	238,634	37,904
Increase (reduction) in estimates of net ultimate losses	(19,103)	335,041	315,938	(8,730)	408,675	399,945	(35,138)	362,820	327,682
Increase (reduction) in provisions for unallocated LAE	(6,774)	6,587	(187)	(3,611)	7,154	3,543	(683)	4,220	3,537
Amortization of fair value adjustments	(945)	—	(945)	(1,895)	—	(1,895)	(3,535)	—	(3,535)
Net incurred losses and LAE	$(26,822)	$341,628	$314,806	$(14,236)	$415,829	$401,593	$(39,356)	$367,040	$327,684
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
Disclosures of Incurred and Paid Loss Development, IBNR, Claims Counts and Payout Percentages
The following table provides a breakdown of the liability for losses and LAE reserves by line of business as at December 31, 2017 and 2016:

	2017			2016
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Casualty	$139,200	$282,789	$421,989	$101,897	$279,823	$381,720
Marine	130,962	118,375	249,337	102,957	94,396	197,353
Property	208,777	89,963	298,740	182,480	57,184	239,664
Aerospace	63,920	26,070	89,990	66,190	30,921	97,111
Workers' Compensation	48,118	82,024	130,142	48,591	78,981	127,572
Total	$590,977	$599,221	$1,190,198	$502,115	$541,305	$1,043,420
Fair value adjustments			(555)			(863)
ULAE			18,100			16,825
Total			$1,207,743			$1,059,382

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth information about incurred and paid loss development, total IBNR reserves and cumulative loss frequency related to all the individual lines of business within the StarStone segment as at December 31, 2017. The information related to incurred and paid loss development for the years ended December 31, 2014 through 2016 is presented as supplementary information and is therefore unaudited. The information within the tables below is presented on a prospective basis from the date of our acquisition of StarStone on April 1, 2014 since providing pre-acquisition incurred and paid losses by accident year for years prior to 2014 was determined to be impracticable due to significant data limitations.
Casualty

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,				As of December 31, 2017
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017	IBNR(1)	Cumulative Number of Claims
2008	$7,759	$7,734	$7,740	$7,733	$—	491
2009	21,096	21,158	21,158	21,162	—	496
2010	15,972	18,026	18,113	18,974	178	734
2011	20,964	23,948	24,665	25,211	713	2,043
2012	57,413	48,530	44,003	39,388	2,381	3,100
2013	74,312	69,537	79,689	78,573	7,002	4,952
2014	92,236	93,687	93,325	90,663	18,892	5,336
2015		108,762	112,430	111,582	36,723	3,950
2016			103,057	100,301	49,588	3,722
2017				96,294	73,042	3,594
			Total	$589,881

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017
2008	$7,759	$7,734	$7,740	$7,733
2009	21,096	21,158	21,158	21,162
2010	15,809	18,026	18,113	18,796
2011	15,850	21,200	23,930	24,497
2012	18,514	29,613	32,805	34,074
2013	23,210	30,675	50,427	54,989
2014	5,803	22,041	37,793	51,012
2015		8,779	28,230	50,072
2016			4,856	34,214
2017				6,761
			Total	$303,310
	All outstanding liabilities for unpaid losses and LAE prior to 2008, net of reinsurance			18
	Total outstanding liabilities for unpaid losses and LAE, net of reinsurance			$286,589
(1) Total of IBNR plus expected development on reported losses.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2017 is set forth below:

December 31, 2017
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$286,589
Reinsurance recoverable on unpaid losses	135,400
Gross liability for unpaid losses and LAE before unallocated loss adjustment expenses and fair value adjustments	$421,989
The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Casualty	6.6%	21.5%	15.5%	22.4%	11.9%	8.7%	1.0%	1.1%	0.1%	—%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marine

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,				As of December 31, 2017
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017	IBNR(1)	Cumulative Number of Claims
2008	$7,114	$7,105	$7,112	$7,113	$—	486
2009	10,653	10,554	10,526	10,539	—	657
2010	26,257	23,478	23,344	23,471	211	1,087
2011	25,459	23,838	23,503	23,631	243	2,082
2012	49,820	53,365	53,309	52,110	667	2,498
2013	63,366	56,191	54,163	55,122	249	2,318
2014	52,740	53,415	49,624	56,212	5,439	4,298
2015		73,237	71,311	81,587	7,131	5,868
2016			63,694	61,926	11,258	6,751
2017				87,925	44,629	5,487
			Total	$459,636

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017
2008	$7,081	$7,092	$7,108	$7,108
2009	10,529	10,542	10,523	10,530
2010	20,427	22,482	22,562	22,530
2011	20,185	21,245	22,237	22,484
2012	39,975	44,127	46,028	46,820
2013	29,985	39,370	43,538	45,993
2014	11,146	25,533	33,311	37,794
2015		11,038	31,483	51,454
2016			11,102	34,452
2017				16,527
			Total	$295,692
	All outstanding liabilities for unpaid losses and LAE prior to 2008, net of reinsurance			—
	Total outstanding liabilities for unpaid losses and LAE, net of reinsurance			$163,944
(1) Total of IBNR plus expected development on reported losses.
The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2017 is set forth below:

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2017
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$163,944
Reinsurance recoverable on unpaid losses	85,393
Gross liability for unpaid losses and LAE before unallocated loss adjustment expenses and fair value adjustments	$249,337
The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Marine	16.8%	29.5%	18.4%	7.8%	4.2%	4.8%	0.5%	—%	0.1%	—%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,				As of December 31, 2017
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017	IBNR(1)	Cumulative Number of Claims
2008	$48,894	$49,135	$49,163	$49,158	$—	740
2009	28,946	28,417	28,826	29,070	—	1,100
2010	75,670	74,491	73,332	73,395	—	1,698
2011	92,107	90,708	90,646	90,364	—	1,688
2012	65,529	62,398	61,594	62,332	284	1,574
2013	76,665	66,079	65,885	65,146	868	1,946
2014	63,673	44,317	44,955	45,382	1,927	2,114
2015		79,339	77,695	71,391	1,717	5,563
2016			74,134	80,379	3,698	6,525
2017				105,672	30,785	6,036
			Total	$672,289

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017
2008	$48,894	$49,135	$49,163	$49,158
2009	28,382	28,420	28,829	29,070
2010	70,293	73,213	73,332	73,395
2011	88,327	89,561	90,103	90,364
2012	48,588	52,705	55,061	56,079
2013	31,433	46,983	51,915	54,040
2014	5,537	18,998	33,199	36,213
2015		10,467	29,060	55,956
2016			23,386	49,730
2017				24,715
			Total	$518,720
	All outstanding liabilities for unpaid losses and LAE prior to 2008, net of reinsurance			858
	Total outstanding liabilities for unpaid losses and LAE, net of reinsurance			$154,427
(1) Total of IBNR plus expected development on reported losses.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2017 is set forth below:

December 31, 2017
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$154,427
Reinsurance recoverable on unpaid losses	144,313
Gross liability for unpaid losses and LAE before unallocated loss adjustment expenses and fair value adjustments	$298,740
The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Property	22.4%	29.5%	30.9%	6.9%	2.8%	2.1%	0.2%	0.7%	0.4%	—%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aerospace

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,				As of December 31, 2017
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017	IBNR(1)	Cumulative Number of Claims
2008	$—	$—	$—	$—	$—	—
2009	—	—	—	—	—	—
2010	18,269	18,430	18,741	19,258	66	569
2011	58,954	57,436	57,833	58,268	192	2,173
2012	56,144	55,765	56,586	56,552	172	2,393
2013	72,762	70,535	70,820	75,228	348	2,324
2014	65,526	54,077	53,751	52,593	1,087	2,380
2015		66,078	69,843	73,125	2,642	2,252
2016			30,718	35,540	4,141	1,725
2017				19,036	8,407	882
			Total	$389,600

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017
2008	$—	$—	$—	$—
2009	—	—	—	—
2010	15,743	16,890	17,497	18,566
2011	53,956	55,321	56,002	56,584
2012	46,219	49,665	52,502	53,982
2013	51,098	60,118	63,723	69,071
2014	17,375	31,309	38,605	40,865
2015		32,415	52,407	61,081
2016			10,193	24,904
2017				6,711
			Total	$331,764
	All outstanding liabilities for unpaid losses and LAE prior to 2008, net of reinsurance			—
	Total outstanding liabilities for unpaid losses and LAE, net of reinsurance			$57,836
(1) Total of IBNR plus expected development on reported losses

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2017 is set forth below:

December 31, 2017
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$57,836
Reinsurance recoverable on unpaid losses	32,154
Gross liability for unpaid losses and LAE before unallocated loss adjustment expenses and fair value adjustments	$89,990
The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Aerospace	36.1%	31.7%	12.6%	5.1%	4.8%	3.2%	1.4%	1.8%	—%	—%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Workers' Compensation

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,				As of December 31, 2017
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017	IBNR(1)	Cumulative Number of Claims
2008	$—	$—	$—	$—	$—	—
2009	—	—	—	—	—	—
2010	—	—	—	—	—	—
2011	—	—	—	—	—	—
2012	—	—	—	—	—	—
2013	—	—	—	—	—	—
2014	15,607	17,199	18,291	15,662	2,129	1,061
2015		54,978	55,505	50,102	9,583	2,510
2016			54,630	46,866	12,550	2,468
2017				27,261	17,659	1,783
			Total	$139,891

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017
2008	$—	$—	$—	$—
2009	—	—	—	—
2010	—	—	—	—
2011	—	—	—	—
2012	—	—	—	—
2013	—	—	—	—
2014	1,491	6,079	9,279	11,431
2015		6,361	20,194	30,439
2016			8,092	21,329
2017				3,560
			Total	$66,759
	All outstanding liabilities for unpaid losses and LAE prior to 2008, net of reinsurance			—
	Total outstanding liabilities for unpaid losses and LAE, net of reinsurance			$73,132
(1) Total of IBNR plus expected development on reported losses.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2017 is set forth below:

December 31, 2017
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$73,132
Reinsurance recoverable on unpaid losses	57,010
Gross liability for unpaid losses and LAE before unallocated loss adjustment expenses and fair value adjustments	$130,142
The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Workers' compensation	14.3%	28.4%	13.6%	4.6%	—%	—%	—%	—%	—%	—%

12. POLICY BENEFITS FOR LIFE CONTRACTS
We have acquired long duration contracts that subject us to mortality, longevity and morbidity risks and which are accounted for as life and annuity premiums earned. Life benefit reserves are established using assumptions for investment yields, mortality, morbidity, lapse and expenses, including a provision for adverse deviation. We establish and review our life reserves regularly based upon cash flow projections. We establish and maintain our life reinsurance reserves at a level that we estimate will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support all future cash flow benefit obligations and third-party servicing obligations as they become payable. Refer to Note 2 - "Significant Accounting Policies" - (d) Policy Benefits for Life and Annuity Contracts" for a description of the assumptions used and the process for establishing our assumptions and estimates. Policy benefits for life contracts as at December 31, 2017 and 2016 were $117.2 million and $112.1 million, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. PREMIUMS WRITTEN AND EARNED
The following tables provide a summary of net premiums written and earned for the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Non-life Run-off
Gross	$14,102	$23,950	$17,316	$25,989	$38,704	$116,494
Ceded	(7,620)	(9,788)	(8,114)	(9,234)	(16,110)	(72,125)
Net	$6,482	$14,162	$9,202	$16,755	$22,594	$44,369
Atrium
Gross	$153,472	$152,278	$143,170	$140,438	$149,082	$149,310
Ceded	(19,258)	(17,531)	(2,733)	(16,022)	(14,502)	(14,635)
Net	$134,214	$134,747	$140,437	$124,416	$134,580	$134,675
StarStone
Gross	$895,160	$865,159	$854,699	$830,186	$824,714	$769,875
Ceded	(430,259)	(405,756)	(206,663)	(153,578)	(196,287)	(196,729)
Net	$464,901	$459,403	$648,036	$676,608	$628,427	$573,146
Other
Gross	$5,719	$5,900	$7,157	$7,220	$2,883	$2,884
Ceded	(926)	(1,091)	(896)	(1,485)	(1,330)	(1,330)
Net	$4,793	$4,809	$6,261	$5,735	$1,553	$1,554
Total
Gross	$1,068,453	$1,047,287	$1,022,342	$1,003,833	$1,015,383	$1,038,563
Ceded	(458,063)	(434,166)	(218,406)	(180,319)	(228,229)	(284,819)
Net	$610,390	$613,121	$803,936	$823,514	$787,154	$753,744
14. GOODWILL, INTANGIBLE ASSETS AND DEFERRED CHARGES
The following tables present a reconciliation of the beginning and ending goodwill, intangible assets and deferred charges for the years ended December 31, 2017 and 2016:

2017	Goodwill	Intangible assets with a definite life - Other	Intangible assets with an indefinite life	Total	Intangible assets with a definite life - FVA	Other assets - Deferred Charges
Balance as at January 1, 2017	$73,071	$24,753	$87,031	$184,855	$145,158	$94,551
Acquired during the year	—	—	—	—	958	—
Amortization	—	(4,266)	—	(4,266)	(5,723)	(14,359)
Balance as at December 31, 2017	$73,071	$20,487	$87,031	$180,589	$140,393	$80,192

2016	Goodwill	Intangible assets with a definite life - Other	Intangible assets with an indefinite life	Total	Intangible assets with a definite life - FVA	Other assets - Deferred Charges
Balance as at January 1, 2016	$73,071	$31,202	$87,031	$191,304	$127,170	$255,911
Acquired during the year	—	—	—	—	37,005	7,467
Amortization	—	(6,449)	—	(6,449)	(19,017)	(168,827)
Balance as at December 31, 2016	$73,071	$24,753	$87,031	$184,855	$145,158	$94,551

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill as at December 31, 2017 and 2016, related to Non-life Run-off, Atrium and StarStone, was $21.2 million, $38.9 million and $13.0 million, respectively. For the year ended December 31, 2017, we completed our assessment for impairment of goodwill and concluded that there had been no impairment of our carried goodwill amount.
Intangible assets with a definite life - Other includes the distribution channel, Lloyd’s capacity, technology and brand related to our acquisitions of Atrium and StarStone. These assets are amortized on a straight-line basis over a period ranging from four to fifteen years. Intangible asset amortization for the years ended December 31, 2017, 2016 and 2015 was $4.3 million, $6.4 million and $9.8 million, respectively. Amortization for the year ended December 31, 2015 included an impairment charge of $4.0 million for the Torus brand in relation to the StarStone rebranding exercise.
Intangible assets with an indefinite life includes assets associated with the Lloyd’s syndicate capacity for StarStone and Atrium, StarStone's U.S. insurance licenses, and Atrium’s management contract with Syndicate 609 in relation to underwriting, actuarial and support services it provides.
Intangible assets with a definite life - fair value adjustments ("FVA") relates to outstanding losses and LAE, unearned premiums, other liabilities, reinsurance recoverables and other assets from acquisitions of companies. These are included as a component of each balance sheet item. FVA are amortized in proportion to the recovery period for outstanding losses and LAE and reinsurance recoverables and as the unearned premiums expire for business in-force as of the acquisition date. Intangible asset amortization (accretion) of fair value adjustments for the years ended December 31, 2017, 2016 and 2015 was $5.7 million, $19.0 million and $(5.6) million, respectively. The FVA acquired during the year ended December 31, 2017 related to the acquisition of some small U.S. companies.
Other assets - deferred charges relate to retroactive reinsurance policies providing indemnification of losses and LAE with respect to past loss events. For insurance and reinsurance contracts for which we do not elect the fair value option, a deferred charge asset is recorded for the excess, if any, of the estimated ultimate losses payable over the premiums received at the inception of the contract. These amounts relate to the transactions with Voya Financial, Sun Life and Coca-Cola, described in Note 4 - "Significant New Business". Amortization of the deferred charges included $14.4 million and $130.2 million related to a reduction in the liability for losses and LAE for the years ended December 31, 2017 and December 31, 2016, respectively, and $nil and $38.6 million primarily related to a change in the expected return on the underlying assets for the years ended December 31, 2017 and 2016, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross carrying value, accumulated amortization and net carrying value of intangible assets by type and deferred charge at December 31, 2017 and 2016 were as follows:

	2017			2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with a definite life:
Fair value adjustments:
Losses and LAE liabilities	$462,455	$(345,449)	$117,006	$458,202	$(334,475)	$123,727
Reinsurance balances recoverable	(179,219)	165,579	(13,640)	(175,924)	160,350	(15,574)
Other Assets	(48,840)	440	(48,400)	(48,840)	—	(48,840)
Other Liabilities	85,845	(418)	85,427	85,845	—	85,845
Total	$320,241	$(179,848)	$140,393	$319,283	$(174,125)	$145,158
Other:
Distribution channel	$20,000	$(5,444)	$14,556	$20,000	$(4,111)	$15,889
Technology	15,000	(13,210)	1,790	15,000	(10,978)	4,022
Brand	7,000	(2,859)	4,141	7,000	(2,158)	4,842
Total	$42,000	$(21,513)	$20,487	$42,000	$(17,247)	$24,753
Intangible assets with an indefinite life:
Lloyd’s syndicate capacity	$37,031	$—	$37,031	$37,031	$—	$37,031
Licenses	19,900	—	19,900	19,900	—	19,900
Management contract	30,100	—	30,100	30,100	—	30,100
Total	$87,031	$—	$87,031	$87,031	$—	$87,031

Deferred charges on retroactive reinsurance	$278,643	$(198,451)	$80,192	$278,643	$(184,092)	$94,551
The table above excludes fair value adjustments of $2.7 million and $46.5 million as at December 31, 2017 and 2016, respectively, relating to policy benefits for life and annuity contracts relating to our Pavonia operations which are classified as held-for-sale. Amortization of fair value adjustments relating to Pavonia were $6.1 million and $7.0 million during the years ended December 31, 2017 and 2016, respectively.
The estimated amortization expense for each of the five succeeding fiscal years related to our intangible assets with a definite life is as follows:

Year	Non-life Run-off	Atrium	StarStone	Total
2018	$8,082	$(463)	$255	$7,874
2019	$7,927	$(69)	$(401)	$7,457
2020	$7,634	$760	$(246)	$8,148
2021	$7,169	$1,254	$(166)	$8,257
2022	$6,559	$1,506	$(108)	$7,957

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. DEBT OBLIGATIONS
We utilize debt facilities primarily for acquisitions and, from time to time, for general corporate purposes. Under these facilities, debt obligations as of December 31, 2017 and 2016 were as follows:

Facility	Origination Date	Term	2017	2016
Senior Notes	March 10, 2017	5 years	$350,000	$—
Unamortized debt issuance costs			(2,484)	—
Total Senior Notes			347,516	—
EGL Revolving Credit Facility	September 16, 2014	5 years	225,110	535,103
Sussex Facility	December 24, 2014	4 years	—	63,500
EGL Term Loan Facility	November 18, 2016	3 years	74,063	75,000
Total debt obligations			$646,689	$673,603
During the year ended December 31, 2017, we utilized $874.1 million and repaid $912.1 million under our facilities. The facilities were primarily utilized for funding significant new business as described in Note 4 - "Significant New Business".
For the years ended December 31, 2017, 2016 and 2015, interest expense was $26.0 million, $20.3 million and $19.3 million, respectively, on our loan facilities.
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
EGL Revolving Credit Facility
This 5-year revolving credit facility, originated on September 16, 2014, and most recently amended on March 20, 2017 is among the Parent Company and certain of its subsidiaries, as borrowers and as guarantors, and various financial institutions. We are permitted to borrow up to an aggregate of $831.3 million. The individual outstanding loans under this facility are short-term loans, and the fair values of these loans approximate their book values. As of December 31, 2017, there was $607.2 million of available unutilized capacity under this facility. Subsequent to December 31, 2017, we utilized $307.4 million and repaid $132.0 million bringing the available unutilized capacity under this facility to $431.8 million.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
As at December 31, 2017 and December 31, 2016, there were borrowings of €50.0 million (approximately $60.1 million) and €75.0 million (approximately $88.5 million), respectively, under the facility that were designated as non-derivative hedges of our net investment in certain subsidiaries whose functional currency is denominated in Euros. The foreign exchange effect of revaluing these Euro borrowings resulted in a loss of $9.4 million and a gain of $6.0 million recognized in the currency translation adjustment within accumulated other comprehensive income (loss) for the years ended December 31, 2017 and 2016, respectively. These amounts were offset against equivalent amounts recognized upon the translation of those subsidiaries' financial statements from their Euro-denominated functional currency into U.S. dollars. There were no ineffective portions of the net investment hedge during the year ended December 31, 2017 and 2016. During the year ended December 31, 2017, we repaid €25.0 million (approximately $29.5 million) of the non-derivative hedge and reclassified the related foreign exchange losses of $1.1 million previously deferred in CTA within accumulated other comprehensive income (loss) into earnings.
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
EGL Term Loan Facility
On November 18, 2016, we entered into and fully utilized a three-year $75.0 million unsecured term loan (the "EGL Term Loan Facility"). During the year ended December 31, 2017, we repaid $0.9 million of the outstanding principal under this facility.
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
16. NONCONTROLLING INTEREST
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest ("RNCI") as of December 31, 2017 comprises the ownership interest held by Trident (39.3%) and Dowling (1.7%) in North Bay Holdings Limited ("North Bay"). On December 23, 2015, we completed a corporate reorganization of certain of our subsidiary holding companies. Following the reorganization, StarStone Holdings, Northshore and all of the interests in a segregated cell of one of our non-life run-off subsidiaries that reinsured all of StarStone’s non-life run-off reserves with effect from January 1, 2014 are owned by a common parent, North Bay. Northshore owns 100% of Atrium and Arden. StarStone Holdings owns 100% of StarStone.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI for the years ended December 31, 2017 and 2016:

	2017	2016
Balance at beginning of year	$454,522	$417,663
Dividends paid	(27,458)	—
Net earnings attributable to RNCI	19,619	40,639
Accumulated other comprehensive income attributable to RNCI	1,945	651
Change in redemption value of RNCI	30,978	(4,431)
Balance at end of year	$479,606	$454,522
We carried the RNCI at its estimated redemption value, which is fair value, as of December 31, 2017. The increase was primarily attributable to an increase in comparable company market valuations, an increase in the net assets due to net earnings, partially offset by a reduction in net assets due to the distribution of dividends during the year ended December 31, 2017.
Refer to Note 2 - "Significant Accounting Policies", Note 21 - "Related Party Transactions" and Note 23 - "Commitments and Contingencies" for additional information regarding RNCI.
Noncontrolling Interest
As of December 31, 2017, we had $9.3 million of noncontrolling interest ("NCI") primarily related to an external interest in one of our non-life run-off subsidiaries. A reconciliation of the beginning and ending carrying amount of the equity attributable to NCI is included in the Consolidated Statement of Changes in Shareholders Equity.
17. SHARE CAPITAL
As at December 31, 2017 and 2016, the authorized share capital was 111,000,000 ordinary shares ("Voting Ordinary Shares") and non-voting convertible ordinary shares ("Non-Voting Ordinary Shares"), each of par value $1.00 per share, and 45,000,000 preference shares of par value $1.00 per share.
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
The Non-Voting Ordinary Shares are comprised of several different series as of December 31, 2017:

•	the Series A shares were issued and held in treasury, but were not outstanding. These shares were canceled in June 2016 in an internal reorganization as described below.

•
the Series C shares were originally issued in connection with investment transactions in April and December of 2011. In addition, there were 66,520 Series C Non-Voting Ordinary Shares issued in March 2017 in connection with the exercise of warrants as described below. The Series C shares: (i) have all of the economic rights (including dividend rights) attaching to Voting Ordinary Shares but are non-voting except in certain limited circumstances; (ii) will automatically convert at a one-for-one exchange ratio (subject to adjustment for share splits, dividends, recapitalizations, consolidations or similar transactions) into Voting Ordinary Shares if the registered holder transfers them in a widely dispersed offering; (iii) may only vote on certain limited matters that would constitute a variation of class rights and as required under Bermuda law, provided that the aggregate voting power of the Series C shares with respect to any merger, consolidation or amalgamation will not exceed 0.01% of the aggregate voting power of our issued share capital; and (iv) require the registered holders’ written consent in order to vary the rights of the shares in a significant and adverse manner. During the three months ended March 31, 2017, 192,485 Series C Non-Voting Ordinary Shares were converted into Voting Ordinary Shares in a widely dispersed offering by their registered holders.

•
the Series B and Series D shares were created in connection with the 2011 investment transactions, but no shares in these series are issued and outstanding. Holders of the Series C shares have the right to convert such shares, on a share-for-share basis, subject to certain adjustments, into Series D shares at their option.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There is no economic difference in Series B, C or D shares, but there are slight differences in the conversion rights and the limited voting rights of each series.

•
there were 404,771 Series E shares issued and outstanding as of December 31, 2017. There were 714,015 Series E shares originally issued and outstanding in connection with the acquisition of StarStone. During 2015, 309,244 of the previously issued and outstanding Series E shares were converted into Voting Ordinary Shares upon market sales constituting a widely dispersed offering. The Series E shares have substantially the same rights as the Series C shares, except that (i) they are convertible only into Voting Ordinary Shares and (ii) they may only vote as required under Bermuda law. The Series E shares include all other Non-Voting Ordinary Shares authorized under our bye-laws but not classified as Series A, B, C or D Non-Voting Ordinary Shares.

As of December 31, 2017, there were warrants outstanding to acquire 175,901 Series C Non-Voting Ordinary Shares for an exercise price of $115.00 per share, subject to certain adjustments (the "Warrants"). The Warrants were issued in April 2011 and expire in April 2021. The Warrant holder may, at its election, satisfy the exercise price of the Warrants on a cashless basis by surrender of shares otherwise issuable upon exercise of the Warrants in accordance with a formula set forth in the Warrants. During December 2016, 164,919 Warrants were exercised on a cashless basis, resulting in the issuance of 66,520 Series C Non-Voting Ordinary Shares.
As of December 31, 2017, there were 388,571 Series C Participating Non-Voting Perpetual Preferred Stock ("Series C Preferred Shares") issued and held by one of our wholly-owned subsidiaries. The Series C Preferred Shares were issued in June 2016 in an internal reorganization transaction that resulted in the cancellation of all of the Series A Shares, which had an equivalent value and were also previously held by our wholly-owned subsidiary. The Series C Preferred Shares (i) upon liquidation, dissolution or winding up of the Company, entitle their holders to a preference over holders of our ordinary voting and non-voting shares of an amount equal to $0.001 per share with respect to surplus assets and (ii) are non-voting except in certain limited circumstances. The Series C Preferred shares have dividend rights equal to those of the ordinary voting shares, subject to certain limitations and in an amount determined by a "participation rate" that is generally reflective of the reduction in the number of Series C Preferred Shares issued in exchange for the previously outstanding Series A Shares. The Series C Preferred Shares otherwise rank on parity with the ordinary voting and non-voting shares, and they rank senior to each other class or series of share capital, unless the terms of any such class or series shall expressly provide otherwise.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Numerator:
Net earnings from continuing operations	$300,465	$252,844	$222,322
Net earnings (losses) from discontinuing operations	10,993	11,963	(2,031)
Net earnings attributable to Enstar Group Limited	$311,458	$264,807	$220,291
Denominator:
Weighted-average ordinary shares outstanding — basic	19,388,621	19,299,426	19,252,072
Effect of dilutive securities:
Share-based compensation plans	62,732	48,428	76,801
Warrants	76,238	99,387	78,883
Weighted-average ordinary shares outstanding — diluted	19,527,591	19,447,241	19,407,756
Earnings per share attributable to Enstar Group Limited:
Basic:
Net earnings from continuing operations	$15.50	$13.10	$11.55
Net earnings (loss) from discontinuing operations	0.56	0.62	(0.11)
Net earnings per ordinary share	$16.06	$13.72	$11.44
Diluted:
Net earnings from continuing operations	$15.39	$13.00	$11.46
Net earnings (loss) from discontinuing operations	0.56	0.62	(0.11)
Net earnings per ordinary share	$15.95	$13.62	$11.35
19. SHARE-BASED COMPENSATION AND PENSIONS
Share-based compensation
Employee share awards have been granted under the 2016 and 2006 Equity Incentive Plans.
Restricted Shares and Restricted Share Units
Restricted shares and restricted share units are service awards that typically vest over three to four years. These awards are share-settled and are recorded in additional paid-in capital on the consolidated balance sheets. The fair value of these awards is measured at the grant date and expensed over the service period. The following table summarizes the activity related to restricted shares and restricted share awards during 2017:

	Number of Shares	Weighted- Average Share Price of Award
Nonvested — January 1	78,992	$165.94
Granted	56,333	202.82
Vested	(31,199)	163.75
Forfeited	(4,821)	159.93
Nonvested — December 31	99,305	187.84
Compensation costs of $7.3 million, $3.0 million and $6.1 million relating to these share awards were recognized in our statement of earnings for the years ended December 31, 2017, 2016 and 2015, respectively. The unrecognized compensation cost related to our non-vested share awards as at December 31, 2017 was $11.7 million. This cost is expected to be recognized over the next 1.75 years, which is the weighted average contractual life of the awards.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Share Units ("PSUs")
PSUs are share-settled and vest on the third anniversary of the grant date. The number of shares to vest will be determined by a performance adjustment based on the change in fully diluted book value per share ("FDBVPS") over three years, based upon the following award terms:

Grant Year	PSU's Granted at Target	Nonvested Units	Change in FDBVPS (3 - year)
		at December 31, 2017	Threshold	Target	Maximum
2017	36,321	34,878	20.00%	30.00%	40.00%
2017	91,875	91,875	30.30%	35.70%	41.00%
	128,196	126,753
An increase of Target to Maximum or more in FDBVPS results in a settlement of 100% to a maximum of 150% of the units granted, respectively. An increase of Threshold to Target in FDBVPS results in a settlement of 50% to 100% of the units granted, respectively. Straight-line interpolation applies within these ranges and no settlement occurs if the increase in FDBVPS is less than the Threshold.
The following table summarizes the activity related to PSUs during 2017:

	Number of Shares	Weighted- Average Share Price of Award
Nonvested — January 1	—	$—
Granted	128,196	188.15
Forfeited	(1,443)	196.11
Nonvested — December 31	126,753	188.06
Compensation costs of $5.8 million, $nil and $nil relating to these share awards were recognized in our statement of earnings for the years ended December 31, 2017, 2016 and 2015, respectively. The unrecognized compensation cost related to our non-vested share awards as at December 31, 2017 was $18.0 million. This cost is expected to be recognized over the next 2.3 years, which is the weighted average contractual life of the awards.
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
The following table summarizes the activity related to SARs during 2017:

	Number of SARs	Weighted- Average Exercise Price of SARs	Weighted Average Expected Term (in years)	Aggregate Intrinsic Value(1)
Balance, beginning of year	941,168	$140.70
Exercised	(630,301)	140.39
Balance, end of year	310,867	141.30	1.58	$18,471
(1) The aggregate intrinsic value is calculated as the pre-tax difference between the exercise price of the underlying share awards and the closing price per share of our ordinary shares of $200.75 on December 31, 2017.
Compensation expense for SARs is based on the estimated fair value on the date of grant using the Black-Scholes valuation model, which requires the use of subjective assumptions related to the expected stock price volatility, expected term, expected dividend yield and risk-free interest rate. SARs are liability-classified awards for which compensation expense and the liability are re-measured using the then-current Black Scholes assumptions at each interim reporting date based upon the portion of the requisite service period rendered. Compensation costs of $8.9 million, $35.6 million and $8.9 million relating to these share awards were recognized in our statement of earnings for

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the years ended December 31, 2017, 2016 and 2015, respectively. The unrecognized compensation cost related to our SARs as at December 31, 2017 was $0.2 million. This cost is expected to be recognized over the next 0.61 years, which is the weighted-average remaining vesting term of the awards.
The following table sets forth the assumptions used to estimate the fair value of the SARs using the Black-Scholes option valuation model as at December 31, 2017, 2016 and 2015:

	2017	2016	2015
Weighted-average fair value per SAR	$75.38	$62.39	$29.02
Weighted-average volatility	19.44%	19.82%	22.08%
Weighted-average risk-free interest rate	1.65%	1.12%	1.29%
Dividend yield	0.00%	0.00%	0.00%
Other share-based compensation plans
Northshore Incentive Plan
Our subsidiary, Northshore, has long-term incentive plans that award time-based restricted shares of Northshore to certain Atrium employees. Shares generally vest over two to three years. These share awards have been classified as liability awards. For the years ended December 31, 2017, 2016 and 2015, compensation costs of $3.2 million, $2.8 million and $3.9 million, respectively, relating to the long-term incentive plans were recorded in our consolidated statement of earnings. The unrecognized compensation cost related to the Northshore incentive plan at December 31, 2017 was $5.4 million. This cost is expected to be recognized over the next 1.87 years, which is the weighted average contractual life of the awards.
Deferred Compensation and Ordinary Share Plan for Non-Employee Directors
For the years ended December 31, 2017, 2016 and 2015, 3,852, 4,298 and 5,174 restricted share units, respectively, were credited to the accounts of non-employee directors under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors (the "Deferred Compensation Plan"). Expense related to the restricted share units for the years ended December 31, 2017, 2016 and 2015, was $0.8 million, $0.7 million and $1.0 million, respectively.
During the year ended December 31, 2015, 2,393 restricted share units previously credited to the accounts of two directors under the Deferred Compensation Plan were converted into ordinary shares following their resignations.
Employee Share Purchase Plan
For the years ended December 31, 2017, 2016 and 2015, compensation costs relating to the shares issued under the Amended and Restated Enstar Group Limited Employee Share Purchase Plan ("Share Plan") of $0.4 million, $0.3 million and $0.3 million, respectively, were recorded in our consolidated statement of earnings. For the years ended December 31, 2017, 2016 and 2015, 12,401, 12,234 and 11,998 shares, respectively, were issued to employees under the Share Plan.
Pension Plans
We provide retirement benefits to eligible employees through various plans that we sponsor.
Defined Contribution Plans
Pension expense relating to defined contribution plans for the years ended December 31, 2017, 2016 and 2015 was $12.2 million, $10.8 million and $10.3 million, respectively. Pension expense can be affected by changes in our employee headcount as a result of our acquisitions described in Note 3 - "Acquisitions".
Defined Benefit Plan
We have a noncontributory defined benefit pension plan that was acquired in the Providence Washington transaction in 2010. Pension expense relating to this defined benefit plan was $1.9 million, $2.3 million and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. The increase in pension expense during 2016 was due to the completion of a lump sum buyout offering during 2016 and was offset by a reduction in accumulated

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other comprehensive loss in shareholders' equity. During 2017, an actuarial review was performed, which determined that the plan’s unfunded liability, as at December 31, 2017, was $9.4 million as compared to $10.3 million as at December 31, 2016. As at December 31, 2017 and 2016, we had an accrued liability of $9.4 million and $10.3 million, respectively, for this plan.
20. TAXATION
Enstar Group Limited is incorporated under the laws of Bermuda and under Bermuda law is not required to pay taxes in Bermuda based upon income or capital gains. The Company, under the Exempted Undertakings Tax Protection Act of 1966, is protected against any legislation that may be enacted in Bermuda which would impose any tax on profits, income, or gain until March 31, 2035.
We have foreign operating subsidiaries and branch operations principally located in the United States, United Kingdom, Continental Europe and Australia that are subject to federal, foreign, state and local taxes in those jurisdictions. Deferred income tax liabilities have not been accrued with respect to the undistributed earnings of our foreign subsidiaries. If the earnings were to be distributed, as dividends or other distributions, withholding taxes may be imposed by the jurisdiction of the paying subsidiary. For our U.S. subsidiaries, we have not currently accrued any withholding taxes with respect to unremitted earnings as management has no current intention of remitting these earnings. For our United Kingdom subsidiaries, there are no withholding taxes imposed. For our other foreign subsidiaries, it would not be practicable to compute such amounts due to a variety of factors, including the amount, timing, and manner of any repatriation. Because we operate in many jurisdictions, our net earnings are subject to risk due to changing tax laws and tax rates around the world. The current, rapidly changing economic environment may increase the likelihood of substantial changes to tax laws in the jurisdictions in which we operate.
The following table presents earnings before income taxes by jurisdiction from continuing operations:

	2017	2016	2015
Domestic (Bermuda)	$167,263	$191,647	$61,695
Foreign	147,148	135,677	163,327
Total earnings before income tax on continuing operations	$314,411	$327,324	$225,022
The following table presents our current and deferred income tax expense (benefit) from continuing operations by jurisdiction:

	2017	2016	2015
Current:
Domestic (Bermuda)	$—	$—	$—
Foreign	10,299	21,485	30,028
	10,299	21,485	30,028
Deferred:
Domestic (Bermuda)	—	—	—
Foreign	(16,694)	13,389	(17,378)
	(16,694)	13,389	(17,378)
Total tax expense (benefit) on continuing operations	$(6,395)	$34,874	$12,650

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual income tax rate differs from the amount computed by applying the effective rate of 0% under Bermuda law to earnings from continuing operations before income taxes as shown in the following reconciliation:

	2017	2016	2015
Earnings before income tax	$314,411	$327,324	$225,022
Bermuda income taxes at statutory rate	0.0%	0.0%	0.0%
Foreign income tax rate differential	13.1%	8.8%	17.6%
Change in valuation allowance	(34.9)%	(0.1)%	(10.5)%
Effect of change in foreign (U.S.) tax rate	20.3%	—%	—%
Other	(0.5)%	2.0%	(1.5)%
Effective tax rate	(2.0)%	10.7%	5.6%
Our effective tax rate is generally driven by the geographical distribution of our pre-tax net earnings between our taxable and non-taxable jurisdictions. We have recorded the effects of U.S. Tax Reform in 2017, primarily related to our deferred tax asset and valuation allowance thereon, as described below.
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities reflect the tax effect of the differences between the financial reporting and income tax bases of assets and liabilities. Significant components of the deferred tax assets and deferred tax liabilities related to our continuing operations were as follows:

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$177,695	$262,271
Tax credits and other carryforwards	—	7,487
Insurance reserves	9,082	19,265
Unearned premiums	1,690	8,760
Lloyd's underwriting losses taxable in future periods	9,131	6,581
Provisions for bad debt	6,371	16,018
Other deferred tax assets	1,944	7,946
Gross deferred tax assets	205,913	328,328
Valuation allowance	(188,300)	(290,861)
Deferred tax assets	17,613	37,467
Deferred tax liabilities:
Unrealized gains on investments	(3,798)	(12,804)
Intangible assets	—	(20,615)
Other deferred tax liabilities	(16,076)	(21,030)
Deferred tax liabilities	(19,874)	(54,449)
Net deferred tax liability	$(2,261)	$(16,982)
The change in the deferred tax liability during the year ended December 31, 2017 differs from deferred tax expense for 2017 primarily due to reclassification of our deferred tax asset to other assets in relation to Alternative Minimum Tax ("AMT") recoverable as described below in relation to U.S. Tax Reform, partially offset by the adoption of ASU 2016-09 which resulted in a reduction of our deferred tax liability and an increase in retaining earnings on the consolidated statement of changes in shareholders' equity.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Deferred Tax Liability balance for continuing operations by major jurisdiction:

	December 31,
	2017	2016
	Net Deferred Tax Asset / (Liability)	Net Deferred Tax Asset / (Liability)
United States	$4,947	$(513)
United Kingdom	(5,150)	(12,297)
Other	(2,058)	(4,172)
Total	$(2,261)	$(16,982)
As of December 31, 2017, we had net operating loss carryforwards that could be available to offset future taxable income, as follows:

Tax Jurisdiction	Loss Carryforwards	Tax effect	Expiration
Operating and Capital Loss Carryforwards:
United States - Net operating loss	$528,226	$110,927	2030-2036
United States - Capital loss	14,339	3,011	2021-2022
United Kingdom	324,784	62,521	None
Other	19,105	1,236	None
Impact of US Tax Reform
On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act resulted in a reduction of the U.S. Federal Tax rate to 21% from 35%, effective for tax years beginning after December 31, 2017. Consequently, we have recorded a $63.8 million write down of our U.S. deferred tax asset in 2017. The Tax Act also repealed the corporate AMT. Taxpayers with AMT credit carryovers in excess of their tax liability may have the credits refunded over multiple years between 2018 and 2022. As a result, we have recorded a reduction to our valuation allowance of $7.4 million and reclassified our AMT credit carryforward to other assets on our consolidated balance sheet.
Assessment of Valuation Allowance on Deferred Tax Assets
As of December 31, 2017 and 2016, we had deferred tax asset valuation allowances of $188.3 million and $290.9 million, respectively, related to foreign subsidiaries. We recorded a reduction of $102.6 million in our deferred tax valuation allowance for continuing operations during 2017. The valuation allowance was decreased in relation to (i) the decrease of the deferred tax asset due to the reduction in the U.S. income tax rate from 35% to 21%, (ii) the current year utilization of deferred tax assets, partially offset by an increase relating to deferred tax assets for which we have deemed are not likely to be realized.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Uncertainty in Income Taxes
During the years ended December 31, 2017, 2016 and 2015, there were no unrecognized tax benefits. There were no accruals for the payment of interest and penalties related to unrecognized tax benefits as at December 31, 2017, 2016 and 2015.
Our operating subsidiaries may be subject to audit by various tax authorities and may have different statutes of limitations expiration dates. Tax authorities may propose adjustments to our income taxes. Listed below are the tax years that remain subject to examination by a major tax jurisdiction as of December 31, 2017:

Major Tax Jurisdiction	Open Tax Years
United States	2014-2016
United Kingdom	2014-2016
Australia	2012-2016
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
In addition, we have entered into certain agreements with Trident with respect to Trident’s co-investments in the Atrium, Arden, and StarStone acquisitions. These include investors’ agreements and shareholders’ agreements, which provide for, among other things: (i) our right to redeem Trident’s equity interest in the Atrium/Arden and StarStone transactions in cash at fair market value within the 90 days following September 9, 2018 and April 1, 2019, respectively, and at any time following September 9, 2020 and April 1, 2021, respectively; and (ii) Trident’s right to have its equity co-investment interests in the Atrium/Arden and StarStone transactions redeemed by us at fair market value (which we may satisfy in either cash or our ordinary shares) following September 9, 2020 and April 1, 2021. As of December 31, 2017, we have included $459.6 million (December 31, 2016: $435.6 million) as RNCI on our balance sheet relating to these Trident co-investment transactions. Pursuant to the terms of the shareholders’ agreements, Mr. Carey serves as a Trident representative on the boards of the holding companies established in connection with the Atrium/Arden and StarStone co-investment transactions. Trident also has a second representative on these boards who is a Stone Point employee.
As at December 31, 2017, we had investments in funds (carried within other investments) and a registered investment company affiliated with entities owned by Trident or otherwise affiliated with Stone Point. The fair value of the investments in the funds was $255.9 million and $232.1 million as of December 31, 2017 and December 31, 2016, respectively. The fair value of our investment in the registered investment company was $22.1 million and $20.9 million as at December 31, 2017 and December 31, 2016, respectively. For the years ended December 31, 2017 and 2016, we recognized net unrealized gains of $22.3 million and $17.2 million, respectively, in respect of the fund investments, and net unrealized gains of $2.9 million and net realized and unrealized losses of $0.4 million, respectively, in respect of the registered investment company investment. For the years ended December 31, 2017 and 2016, we recognized interest income of $2.5 million and $3.1 million, respectively, in respect of the registered investment company.
We also have separate accounts, with a balance of $183.4 million and $215.0 million as at December 31, 2017 and 2016, respectively, managed by Eagle Point Credit Management and PRIMA Capital Advisors, which are affiliates of entities owned by Trident, with respect to which we incurred approximately $0.5 million in management fees for each of the years ended December 31, 2017 and 2016.
In addition, we are invested in two funds (carried within other investments) managed by Sound Point Capital, an entity in which Mr. Carey has an indirect minority ownership interest and serves as director. The fair value of our investments in Sound Point Capital funds was $27.4 million and $25.4 million as of December 31, 2017 and December 31, 2016, respectively. For the years ended December 31, 2017 and 2016, we have recognized net

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrealized gains of $2.0 million and $1.9 million, respectively, in respect of investments managed by Sound Point Capital.
Sound Point Capital has acted as collateral manager for certain of our direct investments in CLO equity securities. The fair value of these investments was $17.8 million and $20.3 million as at December 31, 2017 and December 31, 2016, respectively. For the years ended December 31, 2017 and 2016, we recognized net unrealized losses of $2.5 million and net unrealized gains of $2.1 million, respectively. For the years ended December 31, 2017 and 2016, we recognized interest income of $4.3 million and $6.7 million, respectively, in respect of these investments.
We have a separate account managed by Sound Point Capital, with a balance of $63.6 million and $61.2 million as at December 31, 2017 and 2016, respectively, with respect to which we incurred approximately $0.3 million in management fees for each of the years ended December 31, 2017 and 2016.
CPPIB
CPPIB, together with management of Wilton Re, owns 100% of the common stock of Wilton Re. Subsequent to the closing of our transaction with Wilton Re, as described in Note 3 - "Acquisitions", CPPIB purchased voting and non-voting shares in Enstar from FR XI Offshore AIV, L.P., First Reserve Fund XII, L.P., FR XII-A Parallel Vehicle L.P. and FR Torus Co-Investment, L.P. On September 29, 2015, CPPIB exercised its acquired right to appoint a representative, Poul Winslow, to our Board of Directors. During November 2016, CPPIB acquired additional non-voting shares in Enstar from Goldman Sachs affiliates in a private transaction. Following this transaction, CPPIB's shares constitute an approximate 9.1% voting interest and an approximate 16% aggregate economic interest in Enstar. In addition, approximately 4.5% of our voting shares (constituting an aggregate economic interest of approximately 3.8%) are held indirectly by CPPIB through CPPIB Epsilon Ontario Limited Partnership ("CPPIB LP"). CPPIB is the sole limited partner of CPPIB LP, and CPPIB Epsilon Ontario Trust ("CPPIB Trust") is the general partner. CPPIB's director representative is a trustee of CPPIB Trust.
We also have a pre-existing reinsurance recoverable from a company later acquired by Wilton Re, which was carried on our balance sheet at $7.0 million and $9.4 million as of December 31, 2017 and December 31, 2016, respectively.
KaylaRe
On December 15, 2016, our equity method investee, KaylaRe Holdings Ltd. ("KaylaRe") completed an initial capital raise of $620.0 million. As of December 31, 2017, we have an approximate 48.2% ownership interest in KaylaRe. We have recorded the investment in KaylaRe using the equity method basis of accounting, pursuant to the conclusion that we are not required to consolidate following an analysis based on the guidance in ASC 810 - Consolidation. Our investment in KaylaRe was carried at $309.8 million and $294.6 million in other assets on our consolidated balance sheet as at December 31, 2017 and December 31, 2016, respectively.
In connection with our investment in KaylaRe, we entered into a shareholders agreement with the other shareholders in KaylaRe, including the Trident funds and HH KaylaRe Holdings, Ltd., an affiliate of Hillhouse Capital Management (“Hillhouse”). The Shareholders Agreement (i) provides us with the right to appoint one member to the KaylaRe Board of Directors until the date that we own less than 1,250,000 common shares, (ii) includes a five year lock-up period on common shares of KaylaRe (unless KaylaRe completes an initial public offering before the expiry of this five year lock-up period) and (iii) provides customary tag-along rights and rights of first refusal in the case of certain proposed transfers by any other shareholder and customary preemptive rights in the event of a proposed new issuance of equity securities by KaylaRe. In the event that KaylaRe has not consummated an initial public offering by March 31, 2021, the Trident funds have the right to require us and Hillhouse to purchase on a pro rata basis all of their common shares in KaylaRe at the then-current fair market value.
Subsequent to December 31, 2017, we announced that we have entered into an agreement to purchase the remaining 51.8% of KaylaRe from the existing shareholders. In exchange for the shareholdings in KaylaRe, we will issue $398.3 million of ordinary shares. In the transaction, Hillhouse will increase its overall economic interest in Enstar from 9.98% to 17.1% and its voting interest from 3.2% to 9.7%, and Stone Point will increase its economic interest from 6.9% to 7.6% and its voting interest from 8.2% to 9.1%. In addition, the shareholders agreement described above among Enstar and the other KaylaRe shareholders will be effectively terminated. The transaction is subject to regulatory approval and is expected to close during the first quarter of 2018.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our subsidiary, Enstar Limited, acts as insurance and reinsurance manager to KaylaRe's subsidiary, KaylaRe Ltd., for which it received fee income of $8.7 million during the year ended December 31, 2017 (2016: $6.8 million). Affiliates of Enstar have also entered into various reinsurance agreements with KaylaRe Ltd., and KaylaRe Ltd. will also have the opportunity to participate in future Enstar legacy transactions. We also provide administrative services to KaylaRe and KaylaRe Ltd.
Through a Quota Share Agreement dated December 31, 2017 (the "KaylaRe-StarStone QS"), several of our StarStone affiliates have entered into a Quota Share Treaty with KaylaRe Ltd. pursuant to which KaylaRe Ltd. reinsures 35% of all business written by these StarStone affiliates for risks attaching from January 1, 2016, net of the StarStone affiliates’ reinsurance programs. During the year ended December 31, 2017, StarStone ceded $234.1 million (2016: $117.6 million) of premium earned, $155.4 million (2016: $75.7 million) of net incurred losses and LAE and $99.5 million (2016: $42.5 million) of acquisition costs to KaylaRe Ltd. under the KaylaRe-StarStone QS. The amounts in 2016 were recorded in the aggregate as net incurred losses and LAE of $1.4 million in our consolidated statement of earnings for the year ended December 31, 2017 in accordance with retroactive reinsurance accounting. The amounts in 2017 were recorded in their appropriate category on our consolidated statement of earnings in accordance with prospective reinsurance accounting.
In addition, Fitzwilliam Insurance Limited ("Fitzwilliam"), one of our non-life run-off subsidiaries, ceded $nil (2016: $177.2 million) of loss reserves to KaylaRe Ltd. during the year ended December 31, 2017, on a funds held basis. Under the terms of this reinsurance agreement, Fitzwilliam is entitled to receive a profit commission calculated with reference to reserve savings made during the currency of this agreement. During the year ended December 31, 2017, Fitzwilliam recognized $18.8 million of profit commission (2016: $7.1 million), recorded as fees and commission income.
Our consolidated balance sheet as at December 31, 2017 included the following balances related to transactions between us and KaylaRe and KaylaRe Ltd.: reinsurance recoverable of $357.4 million (2016: $242.1 million), prepaid reinsurance premiums of $116.4 million (2016: $109.0 million), funds held of $174.2 million (2016: $182.3 million) recorded in other liabilities, insurance and reinsurance balances payable of $232.9 million (2016: $132.6 million), and ceded acquisition costs of $36.1 million (2016: $41.2 million) recorded as a reduction of deferred acquisition costs.
Hillhouse
Investment funds managed by Hillhouse collectively own approximately 3.2% of Enstar’s voting ordinary shares. These funds also own non-voting ordinary shares and warrants to purchase additional non-voting ordinary shares, which together with their voting ordinary shares, represent an approximate 9.98% economic interest in Enstar.
As of December 31, 2017 and December 31, 2016, our equity method investee, KaylaRe, had investments in a fund managed by Hillhouse with a fair value of $456.7 million and $350.0 million, respectively.
As of December 31, 2017, our wholly-owned subsidiary, Cavello Bay, had transferred funds to Hillhouse of $200.0 million, which were invested on January 2, 2018. A further $50.0 million will be invested by Cavello Bay in funds managed by Hillhouse during the first quarter of 2018.
Monument
On August 29, 2017, we closed the previously announced sale of our wholly-owned subsidiary Laguna, to a subsidiary of Monument Insurance Group Limited ("Monument"), for a total consideration of €25.6 million (approximately $30.8 million).
Monument was established in October 2016 and we have invested a total of $16.0 million in the common and preferred shares of Monument. We have approximately a 26.6% interest in Monument. In connection with our investment in Monument, we entered into a Shareholders Agreement with the other shareholders.
We recorded the investment in Monument using the equity method basis of accounting, as we concluded that we are not required to consolidate based on the guidance in ASC 810 - Consolidation. Our investment in Monument was carried at $16.0 million and $0.2 million in other assets on our consolidated balance sheet as at December 31, 2017 and 2016, respectively.
Clear Spring (formerly SeaBright)
Effective January 1, 2017 we sold SeaBright Insurance Company (“SeaBright Insurance”) and its licenses to Delaware Life Insurance Company ("Delaware Life"), a subsidiary of Guggenheim Partners, LLC. Following the sale,

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SeaBright Insurance was renamed Clear Spring Property and Casualty Company (“Clear Spring”). Clear Spring was subsequently capitalized with $56.0 million of equity, with Enstar retaining at 20% indirect equity interest in Clear Spring.
We have recorded the investment in Clear Spring using the equity method basis of accounting, pursuant to the conclusion that we are not required to consolidate following an analysis based on the guidance in ASC 810 - Consolidation. Our investment in the common shares of Clear Spring was carried at $10.6 million on the balance sheet as at December 31, 2017.
Effective January 1, 2017, StarStone National Insurance Company (“StarStone National”) entered into a Quota Share Treaty with Clear Spring pursuant to which Clear Spring reinsures 33.3% of core Workers Compensation business written by StarStone National. During the year ended December 31, 2017, StarStone National ceded $14.3 million of premium earned, $9.5 million of net incurred losses and LAE and $6.7 million of acquisition costs to Clear Spring under this quota share agreement.
Our consolidated balance sheet as at December 31, 2017 includes the following balances related to transactions between StarStone National and Clear Spring; reinsurance recoverable of $9.1 million, prepaid reinsurance premiums of $13.7 million, ceded payable of $14.0 million recorded in other liabilities, and ceded acquisition costs of $3.2 million recorded as a reduction of deferred acquisition costs.
Effective January 1, 2017, Cavello Bay entered into a quota share treaty with Clear Spring pursuant to which Cavello Bay reinsures 25.0% of all Workers Compensation business written by Clear Spring. During the year ended December 31, 2017, Cavello Bay accepted $3.6 million of premium earned, $1.2 million of net incurred losses and LAE and $1.7 million of acquisition costs from Clear Spring under this quota share agreement.
Our consolidated balance sheet as at December 31, 2017 includes the following balances related to transactions between Cavello Bay and Clear Spring: losses and LAE of $2.2 million, unearned reinsurance premiums of $3.4 million and funds held of $5.1 million.
22. DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION
Parent Company Dividend Restrictions
There were no significant restrictions on the Parent Company's ability to pay dividends from retained earnings as at December 31, 2017. Bermuda law permits the payment of dividends if (i) we are not, or would not be after payment, unable to pay our liabilities as they become due and (ii) the realizable value of our assets is in excess of our liabilities after taking such payment into account. Enstar has not historically declared a dividend. Our strategy is to retain earnings and invest distributions from our subsidiaries back into the company. We do not currently expect to pay any dividends on our ordinary shares.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The statutory capital and surplus amounts for the years ended December 31, 2017 and 2016 and statutory net income amounts for the years ended December 31, 2017, 2016 and 2015 for our insurance and reinsurance subsidiaries based in Bermuda, the United Kingdom, Australia, the United States and Continental Europe were as follows:

	Statutory Capital and Surplus
	Required		Actual		Statutory Income
	2017	2016	2017	2016	2017	2016	2015
Bermuda	$1,556,644	$792,652	$2,802,653	$2,131,308	$390,752	$339,548	$147,883
U.K.	$453,160	$532,132	$699,798	$805,170	$77,900	$131,619	$113,296
U.S.	$195,855	$209,283	$589,029	$662,942	$(5,065)	$(1,439)	$14,964
Europe	$253,981	$240,107	$444,870	$286,039	$(4,245)	$31,075	$1,856
As at December 31, 2017, the total amount of net assets of our consolidated subsidiaries that were restricted was $2.5 billion.
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
The Insurance Act requires that our Bermuda-based insurance and reinsurance subsidiaries maintain certain solvency and liquidity standards. The minimum liquidity ratio requires that the value of relevant assets not be less than 75% of the amount of relevant liabilities. The minimum solvency margin, which varies depending on the class of the insurer, is determined as a percentage of either net reserves for losses and LAE or premiums or pursuant to a risk-based capital measure. Our Bermuda subsidiaries with commercial insurance licenses are required to maintain a minimum statutory capital and surplus (Enhanced Capital Requirement or "ECR") at least equal to the greater of a minimum solvency margin or the Bermuda Solvency Capital Requirement ("BSCR"). The BSCR is calculated based on a standardized risk-based capital model.
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
As of December 31, 2017 and 2016, each of our Bermuda-based insurance and reinsurance subsidiaries exceeded their respective minimum solvency and liquidity requirements. The Bermuda insurance and reinsurance subsidiaries in aggregate exceeded minimum solvency requirements by $1.2 billion as of December 31, 2017 (2016: $1.3 billion) and were in compliance with their liquidity requirements.
United Kingdom
U.K. Insurance Companies (non-Lloyd's)
Our U.K. based insurance subsidiaries are regulated by the U.K. Prudential Regulatory Authority (the "PRA") and the Financial Conduct Authority (the "FCA", together with the PRA, the "U.K. Regulator").

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our U.K.-based insurance subsidiaries are required to maintain adequate financial resources in accordance with the requirements of the U.K. Regulator. The calculation of the minimum capital resources requirements in any particular case depends on, among other things, the type and amount of insurance business written and claims paid by the insurance company. As at December 31, 2017 and 2016, all of our U.K. insurance subsidiaries maintained capital in excess of the minimum capital resources requirements and complied with the relevant U.K. Regulator requirements. The U.K.-based insurance subsidiaries, in aggregate, maintained capital in excess of the minimum capital resources requirements by $246.6 million and $273.0 million as of December 31, 2017 and 2016, respectively.
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
Lloyd’s
As of December 31, 2017, we participated in the Lloyd’s market through our interests in: (i) Atrium’s Syndicate 609, which is managed by Atrium Underwriters Limited, a Lloyd's managing agent, and the Atrium corporate member; (ii) StarStone’s Syndicate 1301, which is managed by StarStone Underwriting Limited ("SUL"), a Lloyd’s managing agent, and the StarStone corporate member; and (iii) Syndicate 2008, a wholly aligned syndicate that has permission to underwrite RITC business and other run-off or discontinued business type transactions with other Lloyd’s syndicates, and its corporate member. During 2015, SUL assumed the role of managing agent for Syndicate 2008 in place of Shelbourne Syndicate Services Limited as we streamlined our organizational structure and combined Shelbourne and StarStone resources into one agency. For the 2017 underwriting year, participation in all three syndicates has been through a common corporate member.
The underwriting capacity of a member of Lloyd’s is supported by providing Funds at Lloyd’s, as described in Note 6 - "Investments". Business plans, including maximum underwriting capacity, for Lloyd’s syndicates requires annual approval by the Lloyd’s Franchise Board, which may require changes to any business plan or additional capital to support underwriting plans.
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
As of December 31, 2017, all of our U.S. non-life insurance and reinsurance subsidiaries exceeded their required levels of risk-based capital. On an aggregate basis, our U.S. non-life insurance and reinsurance subsidiaries exceeded their minimum levels of risk-based capital as of December 31, 2017 by $385.4 million (December 31, 2016: $402.0 million).

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our remaining regulated life subsidiary files financial statements with state insurance regulatory authorities and the NAIC in the United States. Our life company is subject to certain Risk-Based Capital ("RBC") requirements as specified by the NAIC. RBC is used to evaluate the adequacy of capital and surplus maintained by our life company in relation to risks associated with: (i) asset risk; (ii) insurance risk; (iii) interest rate risk and (iv) business risk. As of December 31, 2017 and 2016, our life subsidiary exceeded their minimum RBC requirements by $7.8 million (2016: $51.6 million). This subsidiary is restricted by state laws and regulations as to the amount of dividends they may pay. Any dividends in excess of limits are deemed "extraordinary" and require approval. As of December 31, 2017 and 2016, the maximum dividend payout which may be made without prior approval is $nil (2016: $nil).
Europe
Our Swiss insurance subsidiary, Harper Insurance Limited, is regulated by the Swiss Financial Market Supervisory Authority ("FINMA") pursuant to the Insurance Supervisory Act 2004. This subsidiary is obligated to maintain a minimum solvency margin based on the Swiss Solvency Test regulations ("SST") as stipulated by the Insurance Supervisory Act. From January 1, 2016, Switzerland has been granted full Solvency II equivalence by the European Commission. As of December 31, 2017 and 2016, this subsidiary exceeded the SST requirements by $44.0 million (2016: $6.1 million). The amount of dividends that this subsidiary is permitted to distribute is restricted to freely distributable reserves, which consist of retained earnings, the current year profit and legal reserves. Any dividend exceeding the current year profit requires FINMA’s approval. The solvency and capital requirements must continue to be met following any distribution.
Our Liechtenstein insurance subsidiary (StarStone Insurance SE) is regulated by the Liechtenstein Financial Market Authority ("FMA") pursuant to the Liechtenstein Insurance Supervisory Act. This subsidiary is obligated to maintain a minimum solvency margin based on the Solvency II regulations. As of December 31, 2017, this subsidiary exceeded the Solvency II requirements by $146.8 million (2016: $12.8 million). The amount of dividends that this subsidiary is permitted to distribute is restricted to freely distributable reserves, which consist of retained earnings, the current year profit and legal reserves. Any dividend exceeding the current year profit requires the FMA’s approval. Solvency and capital requirements for this subsidiary are based on the Solvency II framework and must continue to be met following any distribution.

Our Belgian life insurance subsidiary files financial statements and returns with the National Bank of Belgium. This subsidiary was in compliance with its solvency and capital requirements under Solvency II.

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
Credit risk exists in relation to our insurance and reinsurance balances recoverable. We remain liable to the extent that counterparties do not meet their contractual obligations and, therefore, we evaluate and monitor concentration of credit risk among our insurers and reinsurers. Amounts recoverable from reinsurers are described Note 10 - "Reinsurance Balances Recoverable".
We are also subject to credit risk in relation to funds held by reinsured companies. Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds may be placed into trust or subject to other security arrangements. The funds balance is credited with investment income and losses payable are deducted. We are subject to credit risk if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due. We routinely monitor the creditworthiness of reinsured companies with whom we have funds held arrangements. We have a significant concentration of $1.0 billion to one reinsured company which has financial strength credit ratings of A+ from A.M. Best and AA from Standard & Poor's, as well as to KaylaRe as described in Note 21 - "Related Party Transactions".

We limit the amount of credit exposure to any one counterparty and none of our counterparty credit exposures, excluding U.S. Government instruments and the counterparties noted above, exceeded 10% of shareholders’ equity as of December 31, 2017. Our credit exposure to the U.S. government was $810.9 million as at December 31, 2017.

Operating Leases
We lease office space under operating leases expiring in various years through 2028. The leases are renewable at our option under certain circumstances. The following is a schedule of future minimum rental payments on non-cancelable leases as of December 31, 2017:

2018	$11,023
2019	9,217
2020	9,310
2021	7,137
2022	5,647
2023 and beyond	20,461
$62,795
Rent expense for the years ended December 31, 2017, 2016 and 2015 was $9.5 million, $9.7 million and $11.1 million, respectively.
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
Unfunded Investment Commitments
As at December 31, 2017, we had unfunded commitments to investment funds of $164.7 million.
Guarantees
As at December 31, 2017 and 2016, parental guarantees supporting subsidiaries' insurance obligations were $795.7 million and $625.7 million, respectively. The increase relates to new transactions during 2017 as described in Note 3 - "Acquisitions" and Note 4 - "Significant New Business", and includes $165.0 million for letters of credit issued under a Funds at Lloyd's facility as described in Note 6 - "Investments". On February 8, 2018, we amended and restated the FAL Facility to issue up to $325.0 million of letters of credit, with a provision to increase the facility up to $400.0 million. The FAL Facility is available to satisfy our Funds at Lloyd’s requirements and expires in 2022.
Significant New Business
On December 20, 2017, we entered into a reinsurance-to-close transaction with Neon's Syndicate 2468. On January 29, 2018, we entered into a reinsurance-to-close transaction with Novae's Syndicate 2007. On February 22, 2018, we entered into a reinsurance agreement with Zurich Insurance Group. These agreements are described in Note 4 - "Significant New Business".
Asbestos Personal Injury Liabilities
We acquired Dana Companies, LLC ("Dana") on December 30, 2016, as described in Note 3 - "Acquisitions". Dana continues to process asbestos personal injury claims in the normal course of business and is separately managed.
Other liabilities included $205.7 million and $220.5 million for indemnity and defense costs for pending and future claims at December 31, 2017 and 2016, respectively, determined using standard actuarial techniques for asbestos-related exposures. Other liabilities also included $2.2 million and $2.3 million for environmental liabilities associated with Dana properties at December 31, 2017 and 2016, respectively.
Other assets included $122.3 million and $133.0 million at December 31, 2017 and 2016, respectively, for estimated insurance recoveries relating to these liabilities. The recorded asset represents our assessment of the capacity of the insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recognition of these recoveries is based on an assessment of the right to recover under the respective contracts and on the financial strength of the insurers. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if the accrued indemnity and defense costs were paid in full.
Redeemable Noncontrolling Interest
We have the right to purchase the RNCI interests from the RNCI holders at certain times in the future (each such right, a "call right") and the RNCI holders have the right to sell their RNCI interests to us at certain times in the future (each such right, a "put right"). The RNCI rights held by Trident are described in Note 21 - "Related Party Transactions". Dowling has a right to participate if Trident exercises its put right.
24. SEGMENT INFORMATION
In the second half of 2017, following the completion of the sale of our Laguna and Pavonia businesses, which significantly reduced the size of our life and annuities business, we undertook a review of our reportable segments. Following this review we determined that we have three reportable segments of business that are each managed, operated and reported on separately: (i) Non-life Run-off; (ii) Atrium; and (iii) StarStone. Our other activities, which do not qualify as a reportable segment, include our corporate expenses, debt servicing costs, holding company income

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and expenses, foreign exchange, our remaining life business and other miscellaneous items. The change in reportable segments had no impact on our previously reported historical consolidated financial positions, results of operations or cash flows. These segments are described in Note 1 - "Description of Business".
The Non-life Run-off segment comprises the operations and financial results of those insurance and reinsurance companies and portfolios in run-off that have been acquired by us.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth selected and consolidated statement of earnings results by segment for the years ended December 31, 2017, 2016, 2015:

	2017
	Non-Life Run-Off	Atrium	StarStone	Other	Total
Gross premiums written	$14,102	$153,472	$895,160	$5,719	$1,068,453

Net premiums written	$6,482	$134,214	$464,901	$4,793	$610,390

Net premiums earned	$14,162	$134,747	$459,403	$4,809	$613,121
Net incurred losses and LAE	190,674	(69,419)	(314,806)	—	(193,551)
Life and Annuity Policy Benefits	—	—	—	(4,015)	(4,015)
Acquisition costs	(328)	(47,688)	(48,012)	(878)	(96,906)
Operating expenses	(132,235)	(17,444)	(135,558)	—	(285,237)
Underwriting income (loss)	72,273	196	(38,973)	(84)	33,412
Net investment income	166,678	4,218	27,706	10,187	208,789
Net realized and unrealized gains (losses)	179,545	1,117	16,613	(6,941)	190,334
Fees and commission income (expense)	43,849	22,788	632	(1,166)	66,103
Other income	27,061	230	570	648	28,509
Corporate expenses	(101,592)	(12,142)	—	(37,014)	(150,748)
Interest income (expense)	(28,970)	(559)	(1,902)	3,329	(28,102)
Net foreign exchange losses	(7,347)	(5,060)	(926)	(4,204)	(17,537)
Loss on sale of subsidiary	—	—	—	(16,349)	(16,349)
EARNINGS (LOSS) BEFORE INCOME TAXES	351,497	10,788	3,720	(51,594)	314,411
INCOME TAXES	6,990	(1,593)	988	10	6,395
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	358,487	9,195	4,708	(51,584)	320,806
NET EARNINGS FROM DISCONTINUING OPERATIONS, NET OF INCOME TAX EXPENSE	—	—	—	10,993	10,993
Net earnings attributable to noncontrolling interest	(14,687)	(3,772)	(1,882)	—	(20,341)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$343,800	$5,423	$2,826	$(40,591)	$311,458

Underwriting ratios:
Loss ratio (1)		51.5%	68.5%
Acquisition expense ratio (1)		35.4%	10.5%
Operating expense ratio (1)		13.0%	29.5%
Combined ratio (1)		99.9%	108.5%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2016
	Non-Life Run-Off	Atrium	StarStone	Other	Total
Gross premiums written	$17,316	$143,170	$854,699	$7,157	$1,022,342

Net premiums written	$9,202	$140,437	$648,036	$6,261	$803,936

Net premiums earned	$16,755	$124,416	$676,608	$5,735	$823,514
Net incurred losses and LAE	285,881	(58,387)	(401,593)	—	(174,099)
Life and Annuity Policy Benefits	—	—	—	2,038	2,038
Acquisition costs	(4,198)	(44,670)	(138,822)	1,121	(186,569)
Operating expenses	(151,316)	(14,233)	(124,239)	—	(289,788)
Underwriting income	147,122	7,126	11,954	8,894	175,096
Net investment income	145,237	2,940	22,221	15,065	185,463
Net realized and unrealized gains (losses)	77,685	(601)	5,728	(4,994)	77,818
Fees and commission income (expense)	17,447	18,189	5,102	(1,374)	39,364
Other income	2,497	206	740	1,393	4,836
Corporate expenses	(61,583)	(10,899)	—	(61,464)	(133,946)
Interest income (expense)	(22,268)	(198)	(47)	1,871	(20,642)
Net foreign exchange gains (losses)	1,684	(3,310)	754	207	(665)
EARNINGS (LOSS) BEFORE INCOME TAXES	307,821	13,453	46,452	(40,402)	327,324
INCOME TAXES	(28,577)	(2,573)	(3,693)	(31)	(34,874)
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	279,244	10,880	42,759	(40,433)	292,450
NET EARNINGS FROM DISCONTINUING OPERATIONS, NET OF INCOME TAX EXPENSE	—	—	—	11,963	11,963
Net earnings attributable to noncontrolling interest	(17,600)	(4,464)	(17,542)	—	(39,606)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$261,644	$6,416	$25,217	$(28,470)	$264,807

Underwriting ratios:
Loss ratio (1)		46.9%	59.4%
Acquisition expense ratio (1)		35.9%	20.5%
Operating expense ratio (1)		11.5%	18.3%
Combined ratio (1)		94.3%	98.2%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2015
	Non-Life Run-Off	Atrium	StarStone	Other	Total
Gross premiums written	$38,704	$149,082	$824,714	$2,883	$1,015,383

Net premiums written	$22,594	$134,580	$628,427	$1,553	$787,154

Net premiums earned	$44,369	$134,675	$573,146	$1,554	$753,744
Net incurred losses and LAE	270,830	(47,479)	(327,684)	—	(104,333)
Life and Annuity Policy Benefits	—	—	—	546	546
Acquisition costs	(8,860)	(45,509)	(109,347)	—	(163,716)
Operating expenses	(158,821)	(18,499)	(128,544)	—	(305,864)
Underwriting income	147,518	23,188	7,571	2,100	180,377
Net investment income	88,999	2,225	15,937	15,403	122,564
Net realized and unrealized gains (losses)	(31,383)	252	(9,784)	(608)	(41,523)
Fees and commission income (expense)	22,264	28,352	—	(11,269)	39,347
Other income (expense)	29,294	359	3,088	(2,413)	30,328
Corporate expenses	(54,213)	(13,111)	—	(15,971)	(83,295)
Interest income (expense)	(33,599)	(4,264)	(6)	18,466	(19,403)
Net foreign exchange gains (losses)	(4,372)	(213)	480	732	(3,373)
EARNINGS BEFORE INCOME TAXES	164,508	36,788	17,286	6,440	225,022
INCOME TAXES	(12,570)	(5,968)	5,888	—	(12,650)
NET EARNINGS FROM CONTINUING OPERATIONS	151,938	30,820	23,174	6,440	212,372
NET LOSSES FROM DISCONTINUING OPERATIONS, NET OF INCOME TAX EXPENSE	—	—	—	(2,031)	(2,031)
Net (earnings) losses attributable to noncontrolling interest	33,722	(14,262)	(9,510)	—	9,950
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$185,660	$16,558	$13,664	$4,409	$220,291

Underwriting ratios:
Loss ratio (1)		35.3%	57.2%
Acquisition expense ratio (1)		33.8%	19.1%
Operating expense ratio (1)		13.7%	22.4%
Combined ratio (1)		82.8%	98.7%
(1)Refer to "Underwriting Ratios" for a description of how these ratios are calculated.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross Premiums Written by Geographical Area
The following table summarizes our gross premiums written for the year ended December 31, 2017 by geographic area. Geographic distribution in subsequent years is subject to variation based upon market conditions and business strategies.

	Non-life Run-off		Atrium		StarStone		Other		Total
	Total	%	Total	%	Total	%	Total	%	Total	%
	(In thousands of U.S. dollars, except percentages)
United States	$9,639	68.3%	$81,438	53.1%	$546,223	61.0%	$—	—%	$637,300	59.6%
United Kingdom	4,271	30.3%	11,203	7.3%	97,745	10.9%	1,346	23.5%	114,565	10.7%
Europe	192	1.4%	10,684	7.0%	151,106	16.9%	4,373	76.5%	166,355	15.6%
Asia	—	—%	4,739	3.1%	48,839	5.5%	—	—%	53,578	5.0%
Rest of World	—	—%	45,408	29.5%	51,247	5.7%	—	—%	96,655	9.1%
Total	$14,102	100.0%	$153,472	100.0%	$895,160	100.0%	$5,719	100.0%	$1,068,453	100.0%
Assets by Segment
Invested assets are managed on a subsidiary by subsidiary basis, and investment income and realized and unrealized gains on investments are recognized in each segment as earned. Our total assets as at December 31, 2017 and 2016 by segment were as follows (the elimination items include the elimination of intersegment assets):

	2017	2016
Assets by Segment:
Non-life Run-off	$10,368,105	$8,233,450
Atrium	556,637	563,754
StarStone	3,128,725	2,968,316
Other	(447,045)	1,100,224
Total assets	$13,606,422	$12,865,744

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25. UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

	December 31,		September 30,		June 30,		March 31,
	2017	2016	2017	2016	2017	2016	2017	2016
INCOME
Net premiums earned	$160,627	$216,188	$148,025	$205,730	$155,571	$208,709	$148,898	$192,887
Fees and commission income	19,627	13,266	15,895	9,187	18,667	10,487	11,914	6,424
Net investment income	58,605	42,229	52,028	48,022	49,417	44,932	48,739	50,280
Net realized and unrealized gains (losses)	50,637	(61,570)	29,301	66,608	51,877	34,503	58,519	38,277
Other income (losses)	9,303	(1,277)	(3,848)	414	10,856	3,289	12,198	2,410
	298,799	208,836	241,401	329,961	286,388	301,920	280,268	290,278
EXPENSES
Net incurred losses and loss adjustment expenses	30,327	1,321	75,712	(6,902)	9,620	96,462	77,892	83,218
Life and annuity policy benefits	(1,033)	(2,265)	1,060	1,682	4,289	(1,613)	(301)	158
Acquisition costs	21,449	47,619	24,281	50,074	30,355	43,847	20,821	45,029
General and administrative expenses	126,702	123,497	100,325	103,097	106,490	104,206	102,468	92,934
Interest expense	7,251	4,796	6,410	5,027	7,573	5,421	6,868	5,398
Net foreign exchange losses (gains)	1,925	(1,527)	4,775	2,276	7,122	(1,856)	3,715	1,772
Loss on sale of subsidiary	—	—	6,740	—	9,609	—	—	—
	186,621	173,441	219,303	155,254	175,058	246,467	211,463	228,509
EARNINGS BEFORE INCOME TAXES	112,178	35,395	22,098	174,707	111,330	55,453	68,805	61,769
INCOME TAXES	9,629	(11,228)	(1,432)	(8,227)	(4,731)	(8,050)	2,929	(7,369)
NET EARNINGS FROM CONTINUING OPERATIONS	121,807	24,167	20,666	166,480	106,599	47,403	71,734	54,400
NET EARNINGS (LOSS) FROM DISCONTINUING OPERATIONS, NET OF INCOME TAX EXPENSE	11,998	5,483	3,495	3,897	(4,871)	2,378	371	205
NET EARNINGS	133,805	29,650	24,161	170,377	101,728	49,781	72,105	54,605
Net losses (earnings) attributable to noncontrolling interest	(6,206)	(7,005)	14,832	(14,329)	(11,542)	(9,187)	(17,425)	(9,085)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$127,599	$22,645	$38,993	$156,048	$90,186	$40,594	$54,680	$45,520
EARNINGS PER SHARE — BASIC:
Net earnings from continuing operations	$5.96	$0.91	$1.83	$7.89	$4.90	$1.98	$2.80	$2.34
Net earnings (loss) from discontinuing operations	$0.62	$0.26	$0.18	$0.20	$(0.25)	$0.12	$0.02	$0.02
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$6.58	$1.17	$2.01	$8.09	$4.65	$2.10	$2.82	$2.36
EARNINGS PER SHARE — DILUTED:
Net earnings from continuing operations	$5.90	$0.90	$1.81	$7.82	$4.87	$1.97	$2.78	$2.33
Net earnings (loss) from discontinuing operations	$0.61	$0.26	$0.18	$0.20	$(0.25)	$0.12	$0.02	$0.02
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$6.51	$1.16	$1.99	$8.02	$4.62	$2.09	$2.80	$2.35

SCHEDULE I
ENSTAR GROUP LIMITED
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2017
(Expressed in thousands of U.S. Dollars)

Type of investment	Cost (1)	Fair Value	Amount at which shown in the balance sheet(2)
Fixed maturity securities and short-term investments — Trading:
U.S. government and agency	$557,273	$554,036	$554,036
Non-U.S. government	580,280	607,132	607,132
Corporate	3,299,982	3,363,060	3,363,060
Municipal	98,153	100,221	100,221
Residential mortgage-backed	285,312	288,713	288,713
Commercial mortgage-backed	427,469	421,548	421,548
Asset-backed	534,893	541,574	541,574
Total	5,783,362	5,876,284	5,876,284
Fixed maturity securities and short-term investments — Available-for-sale:
U.S. government and agency	4,210	4,187	4,187
Non-U.S. government	84,776	85,437	85,437
Corporate	113,561	115,121	115,121
Municipal	5,146	5,136	5,136
Residential mortgage-backed	31	31	31
Asset-backed	373	373	373
Total	208,097	210,285	210,285
Equities(3)	64,197	84,543	84,543
Other investments, at fair value(4)	630,058	630,058	630,058
Other investments, at cost	125,621	131,896	125,621
Total	$6,811,335	$6,933,066	$6,926,791

(1)	Original cost of fixed maturity securities is reduced by repayments and adjusted for amortization of premiums or accretion of discounts.

(2)	The table above excludes businesses held for sale. Refer to Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinuing Operations" of the notes to the consolidated financial statements.

(3)
The difference in the amount of equities shown at fair value and the equities shown in our consolidated balance sheet relates to the fair value of $22.1 million as of December 31, 2017 for our investment in a registered investment company affiliated with entities owned by Trident. Refer to Note 21 - "Related Party Transactions" of the notes to the consolidated financial statements.

(4)
The difference in the amount of other investments shown at fair value and the other investments shown in our consolidated balance sheet relates to the fair value of $283.3 million as of December 31, 2017 for our other investments in funds or companies owned by or affiliated with certain related parties. Refer to Note 21 - "Related Party Transactions" of the notes to the consolidated financial statements.

SCHEDULE II
ENSTAR GROUP LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Balance Sheets - Parent Company Only
As of December 31, 2017 and 2016

	2017	2016
	(in thousands of U.S. dollars, except share data)
ASSETS
Cash and cash equivalents	$2,458	$4,884
Balances due from subsidiaries	23,635	35,563
Investments in subsidiaries	3,917,830	3,400,401
Other assets	2,877	8,533
TOTAL ASSETS	$3,946,800	$3,449,381
LIABILITIES
Debt obligations	$646,689	$488,103
Balances due to subsidiaries	148,410	153,843
Other liabilities	15,017	5,123
TOTAL LIABILITIES	810,116	647,069
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Share capital authorized, issued and fully paid, par value $1 each (authorized 2017 and 2016: 156,000,000):
Ordinary shares (issued and outstanding 2017: 16,402,279; 2016: 16,175,250)	16,402	16,175
Non-voting convertible ordinary shares:
Series C (issued and outstanding 2017: 2,599,672; 2016: 2,792,157)	2,600	2,792
Series E (issued and outstanding 2017 and 2016: 404,771)	405	405
Series C Preferred Shares (issued and outstanding 2017 and 2016: 388,571)	389	389
Treasury shares at cost (Preferred shares 2017 and 2016: 388,571)	(421,559)	(421,559)
Additional paid-in capital	1,395,067	1,380,109
Accumulated other comprehensive income (loss)	10,468	(23,549)
Retained earnings	2,132,912	1,847,550
Total Enstar Group Limited Shareholders’ Equity	3,136,684	2,802,312
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,946,800	$3,449,381

See accompanying notes to the Condensed Financial Information of Registrant

SCHEDULE II
ENSTAR GROUP LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

Statements of Earnings - Parent Company Only
For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(in thousands of U.S. dollars)
INCOME
Net investment income	$80	$44	$14,965
Other income	1,050	—	—
Dividend income from subsidiaries	249,055	361,675	1,000
	250,185	361,719	15,965
EXPENSES
General and administrative expenses	87,596	59,755	50,349
Interest expense	23,138	10,109	8,693
Net foreign exchange losses (gains)	6,135	(318)	213
	116,869	69,546	59,255
EARNINGS (LOSSES) BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	133,316	292,173	(43,290)
EQUITY IN UNDISTRIBUTED EARNINGS (LOSSES) OF SUBSIDIARIES - CONTINUING OPERATIONS	167,149	(39,329)	265,612
EQUITY IN UNDISTRIBUTED EARNINGS (LOSSES) OF SUBSIDIARIES - DISCONTINUING OPERATIONS	10,993	11,963	(2,031)
NET EARNINGS	$311,458	$264,807	$220,291

Statements of Comprehensive Income - Parent Company Only
For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(in thousands of U.S. dollars)
NET EARNINGS	$311,458	$264,807	$220,291
OTHER COMPREHENSIVE INCOME (LOSS) RELATING TO SUBSIDIARIES, NET OF TAX	34,016	11,613	(22,476)
COMPREHENSIVE INCOME	$345,474	$276,420	$197,815

See accompanying notes to the Condensed Financial Information of Registrant

SCHEDULE II
ENSTAR GROUP LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

Statements of Cash Flows - Parent Company Only
For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$97,898	$39,185	$(81,384)
INVESTING ACTIVITIES:
Dividends and return of capital from subsidiaries	217,450	250,117	1,000
Contributions to subsidiaries	(465,650)	(295,268)	(218,935)
Net cash flows used in investing activities	(248,200)	(45,151)	(217,935)
FINANCING ACTIVITIES:
Repayment of loans	(696,640)	(426,750)	(223,500)
Receipt of loans	844,516	433,048	505,700
Net cash flows provided by financing activities	147,876	6,298	282,200
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,426)	332	(17,119)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,884	4,552	21,671
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,458	$4,884	$4,552
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
Investing activities in the Condensed Statements of Cash Flows primarily represents the flow of funds to and from subsidiaries to provide cash on hand to fund acquisitions and significant new business. Net investment income relates to interest on loans to subsidiaries. For the years ended December 31, 2017, 2016, and 2015, interest paid was $17.6 million, $15.0 million, and $13.0 million, respectively. During the years ended December 31, 2017 and 2016, non-cash investing activities included $31.6 million and $111.6 million, respectively, for dividends and return of capital from subsidiaries and $148.1 million and $452.1 million, respectively, for contributions to subsidiaries. These transactions were to settle intercompany balances, resulting in a net reduction in balances due from subsidiaries and an increase in investments in subsidiaries. There were no non-cash investing activities for the year ended December 31, 2015.
As at December 31, 2017 and 2016, parental guarantees supporting subsidiaries' insurance obligations were $795.7 million and $625.7 million, respectively.
As at December 31, 2017 and 2016, retained earnings was $2,132.9 million and $1,847.6 million, respectively, an increase of $285.4 million. The increase in retained earnings was primarily attributable to net earnings of $311.5 million.

SCHEDULE III
ENSTAR GROUP LIMITED
SUPPLEMENTARY INSURANCE INFORMATION
(Expressed in thousands of U.S. Dollars)

	As of December 31,				Year ended December 31,
	Deferred Acquisition Costs	Reserves for Losses and Loss Adjustment Expenses	Unearned Premiums	Policy Benefits for Life and Annuity Contracts	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses and Policy Benefits	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
2017
Non-life run-off	$655	$5,949,472	$14,275	$—	$14,162	$166,678	$(190,674)	$328	$233,827	$6,482
Atrium	18,385	240,873	64,877	—	134,747	4,218	69,419	47,688	29,586	134,214
StarStone	45,944	1,207,743	504,045	—	459,403	27,706	314,806	48,012	135,558	464,901
Other	—	—	—	117,207	4,809	10,187	4,015	878	37,014	4,793
Total	$64,984	$7,398,088	$583,197	$117,207	$613,121	$208,789	$197,566	$96,906	$435,985	$610,390
2016
Non-life run-off	$1,081	$4,716,363	$15,107	$—	$16,755	$145,237	$(285,881)	$4,198	$212,899	$9,202
Atrium	16,964	212,122	61,862	—	124,416	2,940	58,387	44,670	25,132	140,437
StarStone	40,069	1,059,382	471,374	—	676,608	22,221	401,593	138,822	124,239	648,036
Other	—	—	—	112,095	5,735	15,065	(2,038)	(1,121)	61,464	6,261
Total	$58,114	$5,987,867	$548,343	$112,095	$823,514	$185,463	$172,061	$186,569	$423,734	$803,936
2015
Non-life run-off	$1,788	$4,585,454	$27,792	$—	$44,369	$88,999	$(270,830)	$8,860	$213,034	$22,594
Atrium	16,326	201,017	59,808	—	134,675	2,225	47,479	45,509	31,610	134,580
StarStone	71,009	933,678	455,171	—	573,146	15,937	327,684	109,347	128,544	628,427
Other	—	—	—	126,321	1,554	15,403	(546)	—	15,971	1,553
Total	$89,123	$5,720,149	$542,771	$126,321	$753,744	$122,564	$103,787	$163,716	$389,159	$787,154

SCHEDULE IV
ENSTAR GROUP LIMITED
REINSURANCE
For the Years Ended December 31, 2017, 2016 and 2015
(Expressed in thousands of U.S. Dollars)

	Gross	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2017
Life insurance in force	$979,291	$(100,189)	$—	$879,102	—%
Premiums earned:
Property and casualty	899,226	(433,075)	142,161	608,312	23.4%
Life and annuities	5,900	(1,091)	—	4,809	—%
Total premiums earned	$905,126	$(434,166)	$142,161	$613,121
2016
Life insurance in force	$2,317,567	$(585,575)	$—	$1,731,992	—%
Premiums earned:
Property and casualty	804,141	(178,834)	192,472	817,779	23.5%
Life and annuities	7,220	(1,485)	—	5,735	—%
Total premiums earned	$811,361	$(180,319)	$192,472	$823,514
2015
Life insurance in force	$2,978,466	$(777,759)	$—	$2,200,707	—%
Premiums earned:
Property and casualty	854,856	(283,489)	180,823	752,190	24.0%
Life and annuities	2,884	(1,330)	—	1,554	—%
Total premiums earned	$857,740	$(284,819)	$180,823	$753,744

SCHEDULE V
ENSTAR GROUP LIMITED
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2017, 2016 and 2015
(Expressed in thousands of U.S. Dollars)

	Balance at Beginning of Year	Charged to costs and expenses	Charged to other accounts (1)	Deductions (2)	Balance at End of Year
December 31, 2017
Reinsurance balances recoverable:
Provisions for bad debt	174,516	(1,536)	(4,191)	(3,576)	165,213
Valuation allowance for deferred tax assets	290,861	(16,694)	—	(85,867)	188,300

December 31, 2016
Reinsurance balances recoverable:
Provisions for bad debt	210,327	(13,822)	(19,255)	(2,734)	174,516
Valuation allowance for deferred tax assets	291,280	13,389	—	(13,808)	290,861

December 31, 2015
Reinsurance balances recoverable:
Provisions for bad debt	289,909	(25,271)	(45,234)	(9,077)	210,327
Valuation allowance for deferred tax assets	333,617	(17,379)	—	(24,958)	291,280

(1)	These amounts are credited to net incurred losses and there is an offsetting debit within the same line, resulting in no impact on earnings.

(2)	Credited to the related asset account.

SCHEDULE VI
ENSTAR GROUP LIMITED
SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
As of and for the years ended December 31, 2017, 2016 and 2015
(Expressed in thousands of U.S. Dollars)

	As of December 31,			Year ended December 31,
Affiliation with Registrant	Deferred Acquisition Costs	Reserves for Unpaid Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses Incurred		Net Paid Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Net Premiums Written
						Current Year	Prior Year
Consolidated Subsidiaries
2017	$64,984	$7,398,088	$583,197	$608,312	$198,602	$437,853	$(244,302)	$(945,194)	$96,028	$605,597
2016	58,114	5,987,867	548,343	817,779	170,398	493,016	(318,917)	(833,057)	187,690	797,675
2015	89,123	5,720,149	542,771	752,190	107,161	476,364	(372,031)	(781,889)	163,716	785,601

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2017. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the SEC's rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on that evaluation, we have concluded that we maintained effective internal control over financial reporting as of December 31, 2017.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Enstar Group Limited:

Opinion on Internal Control over Financial Reporting

We have audited Enstar Group Limited’s and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016 and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017 and the related notes and financial statement schedules I to VI (collectively, the consolidated financial statements) and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Form 10-K under Item 9A, “Controls and Procedures”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ KPMG Audit Limited
Hamilton, Bermuda
February 28, 2018

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
All information required by Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K is incorporated by reference from the definitive proxy statement for our 2018 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2017 pursuant to Regulation 14A.
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

2.11
Stock Purchase Agreement, dated February 17, 2017, by and between Southland National Holdings, Inc. and Laguna Life Holdings SARL (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 21, 2017).

2.12
Amendment No. 1 to Stock Purchase Agreement, dated June 1, 2017, by and between Southland National Holdings, Inc. and Laguna Life Holdings SARL (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-Q filed on November 8, 2017).

2.13
Amendment No. 2 to Stock Purchase Agreement, dated July 31, 2017, by and between Southland National Holdings, Inc. and Laguna Life Holdings SARL (incorporated by reference to Exhibit 2.2 to the Company’s Form 10-Q filed on November 8, 2017).

2.14*	Amendment No. 3 to Stock Purchase Agreement, dated July 31, 2017, by and between Southland National Holdings, Inc. and Laguna Life Holdings SARL.
3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K/A filed on May 2, 2011).
3.2	Fourth Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.2(b) of the Company’s Form 10-Q filed on August 11, 2014).
3.3	Certificate of Designations for the Series B Convertible Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on July 9, 2013).

3.4
Certificate of Designations of Series C Participating Non-Voting Perpetual Preferred Stock of Enstar Group Limited, dated as of June 13, 2016 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on June 17, 2016).

4.1
Senior Indenture, dated as of March 10, 2017, between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on March 10, 2017).

4.2
First Supplemental Indenture, dated as of March 10, 2017, between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed on March 10, 2017).

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
10.3+
Amended and Restated Employment Agreement, dated as of April 12, 2017 and effective April 17, 2017, by and between the Company and Dominic F. Silvester (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on May 8, 2017).

10.4+
Employment Agreement, dated as of March 28, 2017 and effective April 6, 2017, by and between the Company and Paul J. O'Shea (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 22, 2017).

10.5+
Employment Agreement, dated May 11, 2015, effective August 15, 2015, by and between the Company and Mark Smith (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on August 7, 2015).

10.6+	Transition Agreement, dated May 19, 2017, by and between the Company and Mark W. Smith (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on May 22, 2017).
10.7+	Employment Agreement, dated May 19, 2017, by and between Enstar Group Limited and Orla M. Gregory (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 22, 2017).
10.8+	Employment Agreement, dated December 28, 2017, by and between Enstar Group Limited and Guy T.A. Bowker (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 4, 2018).
10.9+
Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the proxy statement/prospectus that forms a part of the Company’s Form S-4 declared effective December 15, 2006) (file no. 333-135699).

10.10+	First Amendment to Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 6, 2007) (file no. 001-33289).
10.11+
Form of Award Agreement under the Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 6, 2007) (file no. 001-33289).

10.12+	Form of Stock Appreciation Right Award Agreement pursuant to the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on August 11, 2014).
10.13+	Form of Restricted Stock Award Agreement pursuant to the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed on August 11, 2014).
10.14+	Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on June 17, 2016).
10.15+	Form of Restricted Stock Award Agreement under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on August 5, 2016).
10.16+
Form of Stock Appreciation Right Award Agreement under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed on August 5, 2016).

10.17+
Form of Restricted Stock Unit Award Agreement under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed on November 8, 2016).

10.18+
Form of Performance Stock Unit Award Agreement under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q filed on November 8, 2016).

10.19+
Form of Performance Stock Unit Award Agreement (2018) under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on November 8, 2017).

10.20+	Enstar Group Limited Amended and Restated Employee Share Purchase Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on November 8, 2016).

10.21+
Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors, effective as of June 5, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 11, 2007) (file no. 001-33289).

10.22+
Amended and Restated Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K filed on March 2, 2015).

10.23+	Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.32 of the Company’s Form 10-K filed on March 2, 2015).
10.24+	Enstar Group Limited 2016-2018 Annual Incentive Program (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 6, 2016).
10.25	Form of Warrant (incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed on April 21, 2011).
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

10.29	Form of Waiver Agreement (incorporated herein by reference to Exhibit 4.7 of the Company's Form S-3 filed on October 10, 2017).
10.30
Shareholder Rights Agreement, dated June 3, 2015, between Enstar Group Limited and Canada Pension Plan Investment Board (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 3, 2015.

10.31
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

10.32
Second Amended and Restated Northshore Shareholders’ Agreement, dated as of December 23, 2015, among Northshore Holdings Limited, North Bay Holdings Limited and Atrium Nominees Limited (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on December 30, 2015).

10.33
Restatement Agreement for Revolving Credit Facility Agreement, dated August 5, 2016, among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, Barclays Bank PLC, Lloyds Bank plc, SunTrust Bank and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 11, 2016).

10.34
Subscription Agreement, dated as of December 14, 2016, by and between Cavello Bay Reinsurance Limited and KaylaRe Holdings Ltd. (incorporated by reference to Exhibit 10.53 of the Company’s Form 10-K filed on February 27, 2017).

12.1*	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends.
21.1*	List of Subsidiaries.
23.1*	Consent of KPMG Audit Limited.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files.
_______________________________
*     filed herewith

** furnished herewith
+     denotes management contract or compensatory arrangement
s    certain of the schedules and similar attachments are not filed but Enstar Group Limited undertakes to furnish a copy of the schedules or similar attachments to the SEC upon request

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2018.

ENSTAR GROUP LIMITED

By:	/S/ DOMINIC F. SILVESTER
Dominic F. Silvester Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2018.

Signature	Title

/s/ ROBERT J. CAMPBELL Robert J. Campbell	Chairman and Director

/s/ DOMINIC F. SILVESTER Dominic F. Silvester	Chief Executive Officer and Director

/s/ GUY BOWKER Guy Bowker	Chief Financial Officer (signing in his capacity as principal financial officer and principal accounting officer)

/s/ PAUL J. O’SHEA Paul J. O’Shea	President and Director

/s/ B. Frederick BECKER B. Frederick Becker	Director

/s/ SANDRA L. BOSS Sandra L. Boss	Director

/s/ JAMES D. CAREY James D. Carey	Director

/s/ HANS-PETER GERHARDT Hans-Peter Gerhardt	Director

/s/ JIE LIU Jie Liu	Director

/s/ HITESH PATEL Hitesh Patel	Director

/s/ POUL A. WINSLOW Poul A. Winslow	Director