Form 10-Q
period 2018-03-31
Enstar Group LTD
filed 2018-05-08
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As at May 1, 2018, the registrant had outstanding 16,431,192 voting ordinary shares and 3,004,443 non-voting convertible ordinary shares, each par value $1.00 per share.

Enstar Group Limited
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2018

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2018 (unaudited) and December 31, 2017

	March 31, 2018	December 31, 2017
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$214,526	$180,211
Fixed maturities, trading, at fair value	6,338,962	5,696,073
Fixed maturities, available-for-sale, at fair value (amortized cost: 2018 — $192,859; 2017 — $208,097)	194,936	210,285
Equities, trading, at fair value	140,476	106,603
Other investments, at fair value	1,129,685	913,392
Other investments, at cost	117,889	125,621
Total investments	8,136,474	7,232,185
Cash and cash equivalents	652,827	955,150
Restricted cash and cash equivalents	483,136	257,686
Funds held - directly managed	1,176,913	1,179,940
Premiums receivable	535,041	425,702
Deferred tax assets	13,429	13,001
Prepaid reinsurance premiums	295,988	245,101
Reinsurance balances recoverable	1,479,960	1,478,806
Reinsurance balances recoverable, at fair value	888,736	542,224
Funds held by reinsured companies	814,777	175,383
Deferred acquisition costs	83,541	64,984
Goodwill and intangible assets	179,363	180,589
Other assets	871,467	831,320
Assets held for sale	—	24,351
TOTAL ASSETS	$15,611,652	$13,606,422

LIABILITIES
Losses and loss adjustment expenses	$5,466,617	$5,603,419
Losses and loss adjustment expenses, at fair value	3,519,453	1,794,669
Policy benefits for life and annuity contracts	116,849	117,207
Unearned premiums	712,170	583,197
Insurance and reinsurance balances payable	356,483	236,697
Deferred tax liabilities	14,807	15,262
Debt obligations	860,507	646,689
Other liabilities	974,688	972,457
Liabilities held for sale	—	11,271
TOTAL LIABILITIES	12,021,574	9,980,868

COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	480,767	479,606

SHAREHOLDERS’ EQUITY
Share capital authorized, issued and fully paid, par value $1 each (authorized 2018 and 2017: 156,000,000):
Ordinary shares (issued and outstanding 2018: 16,412,892; 2017: 16,402,279)	16,413	16,402
Non-voting convertible ordinary shares:
Series C (issued and outstanding 2018 and 2017: 2,599,672)	2,600	2,600
Series E (issued and outstanding 2018 and 2017: 404,771)	405	405
Series C Preferred Shares (issued 2018 and 2017: 388,571)	389	389
Treasury shares at cost (Preferred shares 2018 and 2017: 388,571)	(421,559)	(421,559)
Additional paid-in capital	1,400,624	1,395,067
Accumulated other comprehensive income	11,403	10,468
Retained earnings	2,089,760	2,132,912
Total Enstar Group Limited Shareholders’ Equity	3,100,035	3,136,684
Noncontrolling interest	9,276	9,264
TOTAL SHAREHOLDERS’ EQUITY	3,109,311	3,145,948
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	$15,611,652	$13,606,422

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$170,219	$148,898
Fees and commission income	8,331	11,914
Net investment income	66,319	48,739
Net realized and unrealized gains (losses)	(143,030)	58,519
Other income	16,640	12,198
	118,479	280,268
EXPENSES
Net incurred losses and loss adjustment expenses	19,534	77,892
Life and annuity policy benefits	(46)	(301)
Acquisition costs	30,108	20,821
General and administrative expenses	95,260	102,468
Interest expense	8,011	6,868
Net foreign exchange losses	5,868	3,715
	158,735	211,463
EARNINGS (LOSSES) BEFORE INCOME TAXES	(40,256)	68,805
INCOME TAXES	(172)	2,929
NET EARNINGS (LOSSES) FROM CONTINUING OPERATIONS	(40,428)	71,734
NET EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	—	371
NET EARNINGS (LOSSES)	(40,428)	72,105
Net earnings attributable to noncontrolling interest	(782)	(17,425)
NET EARNINGS (LOSSES) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$(41,210)	$54,680

Earnings (Losses) per ordinary share attributable to Enstar Group Limited:
Basic:
Net earnings (losses) from continuing operations	$(2.12)	$2.80
Net earnings from discontinued operations	—	0.02
Net earnings (losses) per ordinary share	$(2.12)	$2.82
Diluted:
Net earnings (losses) from continuing operations	$(2.12)	$2.78
Net earnings from discontinued operations	—	0.02
Net earnings (losses) per ordinary share	$(2.12)	$2.80
Weighted average ordinary shares outstanding:
Basic	19,409,021	19,374,728
Diluted	19,602,512	19,501,663
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017
	(expressed in thousands of U.S. dollars)
NET EARNINGS (LOSSES)	$(40,428)	$72,105
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on fixed income investments arising during the period	(346)	686
Reclassification adjustment for net realized (losses) gains included in net earnings	30	(149)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	(316)	537
Currency translation adjustment	1,225	1,942
Total other comprehensive income	909	2,479
Comprehensive income (loss)	(39,519)	74,584
Comprehensive income attributable to noncontrolling interest	(756)	(18,082)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$(40,275)	$56,502
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017
	(expressed in thousands of U.S. dollars)
Share Capital — Ordinary Shares
Balance, beginning of period	$16,402	$16,175
Issue of shares	11	14
Conversion of Series C Non-Voting Convertible Ordinary Shares	—	192
Balance, end of period	$16,413	$16,381
Share Capital — Series C Non-Voting Convertible Ordinary Shares
Balance, beginning of period	$2,600	$2,792
Conversion to Ordinary Shares	—	(192)
Balance, end of period	$2,600	$2,600
Share Capital — Series E Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$405	$405
Share Capital — Series C Convertible Participating Non-Voting Perpetual Preferred Stock
Balance, beginning and end of period	$389	$389
Treasury Shares
Balance, beginning and end of period	$(421,559)	$(421,559)
Additional Paid-in Capital
Balance, beginning of period	$1,395,067	$1,380,109
Issue of shares and warrants	(94)	(511)
Amortization of share-based compensation	5,651	2,823
Balance, end of period	$1,400,624	$1,382,421
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$10,468	$(23,549)
Currency translation adjustment
Balance, beginning of period	11,171	(18,993)
Change in currency translation adjustment	1,229	1,933
Balance, end of period	12,400	(17,060)
Defined benefit pension liability
Balance, beginning and end of period	(3,143)	(4,644)
Unrealized gains (losses) on investments
Balance, beginning of period	2,440	88
Change in unrealized gains (losses) on investments	(294)	(111)
Balance, end of period	2,146	(23)
Balance, end of period	$11,403	$(21,727)
Retained Earnings
Balance, beginning of period	$2,132,912	$1,847,550
Net earnings (losses) attributable to Enstar Group Limited	(41,210)	54,680
Accretion of redeemable noncontrolling interests to redemption value	(369)	(1,156)
Cumulative effect of change in accounting principle	(1,573)	4,882
Balance, end of period	$2,089,760	$1,905,956
Noncontrolling Interest (excludes Redeemable Noncontrolling Interest)
Balance, beginning of period	$9,264	$8,520
Contribution of capital	49	—
Net earnings (loss) attributable to noncontrolling interest	(37)	697
Balance, end of period	$9,276	$9,217

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings (losses)	$(40,428)	$72,105
Net earnings from discontinued operations	—	(371)
Adjustments to reconcile net earnings (losses) to cash flows used in operating activities:
Realized losses (gains) on sale of investments	6,074	329
Unrealized losses (gains) on investments	106,128	(55,511)
Other non-cash items	6,363	1,225
Depreciation and other amortization	6,703	9,302
Net change in trading securities held on behalf of policyholders	—	83
Sales and maturities of trading securities	864,352	1,073,433
Purchases of trading securities	(1,672,449)	(2,275,239)
Changes in:
Reinsurance balances recoverable	(347,798)	(540,939)
Funds held by reinsured companies	(636,367)	(221,277)
Losses and loss adjustment expenses	1,587,609	1,769,233
Policy benefits for life and annuity contracts	(2,980)	(1,972)
Insurance and reinsurance balances payable	119,830	36,508
Unearned premiums	128,973	30,607
Other operating assets and liabilities	(200,224)	8,345
Net cash flows used in operating activities	(74,214)	(94,139)
INVESTING ACTIVITIES:
Sales and maturities of available-for-sale securities	22,700	24,724
Purchase of available-for-sale securities	(5,039)	(7,188)
Purchase of other investments	(275,862)	(38,237)
Redemption of other investments	32,276	69,326
Other investing activities	(4,304)	(4,981)
Net cash flows provided by (used in) investing activities	(230,229)	43,644
FINANCING ACTIVITIES:
Contribution by noncontrolling interest	49	—
Receipt of loans	345,400	437,100
Repayment of loans	(132,938)	(381,000)
Net cash flows provided by financing activities	212,511	56,100
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	15,059	(10,275)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(76,873)	(4,670)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,212,836	1,318,645
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,135,963	$1,313,975

Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$2,461	$3,917
Interest paid	$10,530	$6,385

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	652,827	921,562
Restricted cash and cash equivalents	483,136	392,413
Cash, cash equivalents and restricted cash	$1,135,963	$1,313,975
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 and December 31, 2017
(Tabular information expressed in thousands of U.S. dollars except share and per share data)

1. SIGNIFICANT ACCOUNTING POLICIES
Basis of Preparation and Consolidation
These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements reflect all adjustments consisting of normal recurring items considered necessary for a fair presentation under U.S. GAAP. The results of operations for any interim period are not necessarily indicative of results of the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. All significant inter-company transactions and balances have been eliminated. Results of operations for acquired subsidiaries are included from the date of acquisition. In these notes, the terms "we," "us," "our," or "the Company" refer to Enstar Group Limited and its consolidated subsidiaries. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings.
The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from these estimates. Results of changes in estimates are reflected in earnings in the period in which the change is made. Our principal estimates include, but are not limited to:

•	liability for losses and loss adjustment expenses ("LAE");

•	liability for policy benefits for life contracts;

•	reinsurance balances recoverable;

•	gross and net premiums written and net premiums earned;

•	impairment charges, including other-than-temporary impairments on investment securities classified as available-for-sale, and impairments on goodwill, intangible assets and deferred charges;

•	fair value measurements of investments;

•	fair value estimates associated with accounting for acquisitions;

•	fair value estimates associated with loss portfolio transfer reinsurance agreements for which we have elected the fair value option; and

•	redeemable noncontrolling interests.

New Accounting Standards Adopted in 2018
Accounting Standards Update ("ASU") 2017-09, Stock Compensation - Scope of Modification Accounting
In May 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-09, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification ("ASC") 718 - Compensation - Stock Compensation. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The adoption of this guidance did not have any impact on our consolidated financial statements and disclosures.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued ASU 2017-07, which amends the requirements in ASC 715 - Compensation - Retirement Benefits, related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The ASU requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the statement of earnings, and (2) present the other components elsewhere in the statement of earnings and outside of income from operations if such a subtotal is presented. The ASU also requires entities to disclose the captions within the statement of earnings that contain the other components if they are not presented on appropriately described separate lines. In addition, only the service-cost component of the net benefit cost is eligible for capitalization, which is a change from prior practice, under which entities capitalize the aggregate net benefit cost when applicable. The adoption of this guidance did not have any impact on our consolidated financial statements and disclosures.
ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets
In February 2017, the FASB issued ASU 2017-05, which clarifies the scope of the Board’s guidance on nonfinancial asset derecognition (ASC 610-20) as well as the accounting for partial sales of nonfinancial assets. The ASU conforms the derecognition on nonfinancial assets with the model for transactions in the new revenue standard (ASC 606, as amended). The ASU clarifies that ASC 610-20 applies to the derecognition of all nonfinancial assets and in-substance nonfinancial assets. The ASU also requires an entity to derecognize the nonfinancial asset or in-substance nonfinancial asset in a partial sale transaction when (1) the entity ceases to have a controlling financial interest in a subsidiary pursuant to ASC 810, and (2) control of the asset is transferred in accordance with ASC 606. The adoption of this guidance did not have any impact on our consolidated financial statements and disclosures.
ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB issued ASU 2016-16, which requires immediate recognition of the tax consequences of many intercompany asset transfers other than inventory. The adoption of this guidance did not have a material impact on our consolidated financial statements and disclosures.
ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU 2016-15, which amends the guidance on the classification of certain cash receipts and payments in the statement of cash flows. The adoption of this guidance did not have any impact on our consolidated financial statements and disclosures.
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
In February 2018, the FASB also issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities, which clarifies that entities should use a prospective transition approach only for equity securities they elect to measure using the new measurement alternative. The amendments also clarify that an entity that voluntarily discontinues using the measurement alternative for an equity security without a readily determinable fair value must measure that security and all identical or similar investments of the same issuer at fair value. Under this guidance, this election is irrevocable and will apply to all future purchases of identical or similar investments of the same issuer. The amendments also clarify other aspects of ASU 2016-01 on how to apply the measurement alternative and the presentation requirements for financial liabilities measured under the fair value option. The adoption of this guidance is contingent on the adoption of ASU 2016-01.
We adopted ASU 2016-01 on January 1, 2018 using the modified retrospective approach and recorded a cumulative-effect adjustment of $1.6 million to reduce opening retained earnings for certain of our other investments

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that were previously classified as available-for-sale securities and for which changes in fair value were previously included in accumulated other comprehensive income. We also adopted ASU 2018-03 following our adoption of ASU 2016-01 and this adoption did not have any impact on our consolidated financial statements and related disclosures.
ASUs 2014-09, 2016-08, 2016-10, 2016-12, Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU applies to all contracts with customers except those that are within the scope of other FASB topics, primarily our premium revenues which are covered by ASC 944 - Financial Services - Insurance, and revenues from our investment portfolios which are covered by other FASB topics. While contracts within the scope of ASC 944 are excluded from the scope of the ASU, certain insurance-related contracts are within the scope of the ASU, for example contracts under which service providers charge their customers fixed fees in exchange for an agreement to provide services for an uncertain future event. Certain of the ASU’s provisions also apply to transfers of non-financial assets and include guidance on recognition and measurement.
In March 2016, the FASB also issued ASU 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations, which clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09. In April 2016, the FASB then issued ASU 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, which amends the guidance in ASU 2014-09 related to identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB further issued ASU 2016-12, Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients, which clarifies the following aspects in ASU 2014-09 - (1a) collectability, (2) presentation of sales taxes and other similar taxes collected from customers, (3) non-cash considerations, (4) contract modifications at transition, (5) completed contracts at transition, and (6) technical correction.
We adopted ASU 2014-09 and the related amendments, as codified in ASC 606 - Revenue from Contracts with Customers, on January 1, 2018 using the modified retrospective method with prior periods not being restated. Premium revenues and those related to our investment portfolios, which collectively comprise most of our total revenues, are within the scope of other FASB topics and therefore are excluded from the scope of the revenue recognition standard. For other revenue types, which are within the scope of the new guidance, we evaluated individual contracts against the provisions of the new guidance to identify any contracts where the timing and measurement of those revenues may differ based upon the new guidance. The adoption did not have a material impact on our consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
Note 2 - "Significant Accounting Policies" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017 describes accounting pronouncements that were not adopted as of December 31, 2017. Those pronouncements are not yet adopted unless discussed above in "New Accounting Standards Adopted in 2018." There were no other relevant pronouncements.
2. SIGNIFICANT NEW BUSINESS
Zurich Australia
On February 23, 2018, we entered into a reinsurance agreement with Zurich Australian Insurance Limited, a subsidiary of Zurich Insurance Group ("Zurich") to reinsure its New South Wales Vehicle Compulsory Third Party ("CTP") insurance business. Under the agreement, which was effective as of January 1, 2018, we assumed gross loss reserves of AUD$359.4 million ($280.8 million) in exchange for a reinsurance premium consideration of AUD$343.9 million ($268.7 million). We elected the fair value option for this reinsurance contract and recorded an initial fair value adjustment of AUD$15.5 million ($12.1 million) on the assumed gross loss reserves. Refer to Note 6 - "Fair Value Measurements" for a description of the fair value process and the assumptions made.
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Neon RITC Transaction
On February 16, 2018, we closed the reinsurance-to-close (“RITC”) transaction with Neon Underwriting Limited ("Neon"), under which we reinsured to close the 2015 and prior underwriting years of account (comprising underwriting years 2008 to 2015) of Neon's Syndicate 2468, with effect from January 1, 2018. We assumed gross loss reserves of £403.9 million ($546.3 million) and net loss reserves of £342.1 million ($462.6 million) relating to the portfolio in exchange for a reinsurance premium consideration of £329.1 million ($445.1 million). We elected the fair value option for this reinsurance contract and recorded initial fair value adjustments of $20.6 million and $17.5 million on the gross and net loss reserves assumed, respectively. Refer to Note 6 - "Fair Value Measurements" for a description of the fair value process and the assumptions made.
Following the closing of the transaction, we have taken responsibility for claims handling and provided complete finality to Neon's obligations.
Novae RITC Transaction
On January 29, 2018, we entered into an RITC transaction with AXIS Managing Agency Limited, under which we reinsured to close the 2015 and prior underwriting years of account of Novae Syndicate 2007 ("Novae"), with effect from January 1, 2018. We assumed gross loss reserves of £860.1 million ($1,163.2 million) and net loss reserves of £630.7 million ($853.0 million) relating to the portfolio in exchange for a reinsurance premium consideration of £594.1 million ($803.5 million). We elected the fair value option for this reinsurance contract and recorded initial fair value adjustments of $67.5 million and $49.5 million on the gross and net loss reserves assumed, respectively. Refer to Note 6 - "Fair Value Measurements" for a description of the fair value process and the assumptions made.
Following the closing of the transaction, we have taken responsibility for claims handling and provided complete finality to Novae's obligations.
3. DIVESTITURES, HELD-FOR-SALE BUSINESSES AND DISCONTINUED OPERATIONS
Pavonia
On December 29, 2017, the Company completed the previously announced sale of its subsidiary, Pavonia Holdings (US) Inc. ("Pavonia"), to Southland National Holdings, Inc. ("Southland"), a Delaware corporation and a subsidiary of Global Bankers Insurance Group, LLC. The aggregate purchase price was $120.0 million. The Company used the proceeds to make repayments under its revolving credit facility.
Pavonia owns Pavonia Life Insurance Company of Michigan (“PLIC MI”) and Enstar Life (US), Inc. Pursuant to the amended stock purchase agreement between the Company and Southland, which partially restructured the transaction, Southland will acquire Pavonia Life Insurance Company of New York ("PLIC NY") for $13.1 million in a second closing that is expected to occur in 2018, subject to regulatory approval. The additional purchase price represents the cash consideration we paid to PLIC MI when we acquired PLIC NY from PLIC MI as a result of the restructuring of the first closing of the transaction.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pavonia was a substantial portion of our previously reported Life and Annuities segment. We classified the assets and liabilities of the businesses to be sold as held-for-sale. The following table summarizes the components of assets and liabilities held-for-sale on our consolidated balance sheet as at December 31, 2017:

December 31, 2017
Assets:
Fixed maturities, trading, at fair value	$20,770
Equities, trading, at fair value	765
Cash and cash equivalents	6,314
Restricted cash and cash equivalents	13
Reinsurance balances recoverable	1,728
Other assets	269
Assets of businesses held for sale	29,859
Less: Accrual of loss on sale	(5,508)
Total assets held for sale	$24,351

Liabilities:
Policy benefits for life and annuity contracts	$10,666
Other liabilities	605
Total liabilities held for sale	$11,271
As at December 31, 2017, included in the table above were restricted investments of $1.4 million.
As at March 31, 2018, included within Other assets and Other liabilities on our consolidated balance sheet were amounts of $23.5 million and $11.0 million, respectively, relating to PLIC NY.
The Pavonia business qualifies as a discontinued operation. The following table summarizes the components of net earnings from discontinued operations on the unaudited condensed consolidated statements of earnings for the three months ended March 31, 2017:

Three Months Ended March 31,
2017
INCOME
Net premiums earned	$14,325
Net investment income	10,029
Net realized and unrealized gains (losses)	1,622
Other income	360
26,336
EXPENSES
Life and annuity policy benefits	20,670
Acquisition costs	2,036
General and administrative expenses	3,057
Other expenses	(16)
25,747
EARNINGS BEFORE INCOME TAXES	589
INCOME TAXES	(218)
NET EARNINGS FROM DISCONTINUED OPERATIONS	$371

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the cash flows of Pavonia for the three months ended March 31, 2017:

Three Months Ended March 31,
2017
Operating activities	$15,463
Investing activities	1,237
Change in cash and cash equivalents	$16,700

4. INVESTMENTS
We hold: (i) trading portfolios of fixed maturity investments, short-term investments and equities, carried at fair value; (ii) available-for-sale portfolios of fixed maturity carried at fair value; and (iii) other investments carried at either fair value or cost.
Trading
The fair values of our fixed maturity investments, short-term investments and equities classified as trading were as follows:

	March 31, 2018	December 31, 2017
U.S. government and agency	$470,639	$554,036
Non-U.S. government	1,000,302	607,132
Corporate	3,772,357	3,363,060
Municipal	95,740	100,221
Residential mortgage-backed	262,498	288,713
Commercial mortgage-backed	407,088	421,548
Asset-backed	544,864	541,574
Total fixed maturity and short-term investments	6,553,488	5,876,284
Equities — U.S.	102,932	106,363
Equities — International	37,544	240
	$6,693,964	$5,982,887
Included within residential and commercial mortgage-backed securities as at March 31, 2018 were securities issued by U.S. governmental agencies with a fair value of $123.3 million (as at December 31, 2017: $152.4 million). Included within corporate securities as at March 31, 2018 were senior secured loans of $70.9 million (as at December 31, 2017: $68.9 million).

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The contractual maturities of our fixed maturity and short-term investments classified as trading are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at March 31, 2018	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$417,571	$417,566	6.4%
More than one year through two years	550,136	547,148	8.3%
More than two years through five years	1,534,602	1,524,622	23.3%
More than five years through ten years	1,468,068	1,461,882	22.3%
More than ten years	1,327,767	1,387,820	21.2%
Residential mortgage-backed	259,309	262,498	4.0%
Commercial mortgage-backed	417,110	407,088	6.2%
Asset-backed	540,310	544,864	8.3%
	$6,514,873	$6,553,488	100.0%
Available-for-sale
The amortized cost and fair values of our fixed maturity investments classified as available-for-sale were as follows:

As at March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$2,429	$—	$(13)	$2,416
Non-U.S. government	81,983	1,419	(416)	82,986
Corporate	104,665	2,058	(947)	105,776
Municipal	3,760	4	(28)	3,736
Residential mortgage-backed	22	—	—	22
	$192,859	$3,481	$(1,404)	$194,936

As at December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$4,210	$—	$(23)	$4,187
Non-U.S. government	84,776	1,249	(588)	85,437
Corporate	113,561	2,436	(876)	115,121
Municipal	5,146	8	(18)	5,136
Residential mortgage-backed	31	—	—	31
Asset-backed	373	—	—	373
	$208,097	$3,693	$(1,505)	$210,285
 The contractual maturities of our fixed maturity investments classified as available-for-sale are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As at March 31, 2018	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$37,572	$37,357	19.2%
More than one year through two years	16,731	16,693	8.6%
More than two years through five years	48,971	49,426	25.3%
More than five years through ten years	52,467	53,569	27.5%
More than ten years	37,096	37,869	19.4%
Residential mortgage-backed	22	22	—%
	$192,859	$194,936	100.0%
Gross Unrealized Losses
The following tables summarize our fixed maturity investments in a gross unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
As at March 31, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity investments, at fair value
U.S. government and agency	$2,288	$(12)	$127	$(1)	$2,415	$(13)
Non-U.S. government	6,191	(321)	9,836	(95)	16,027	(416)
Corporate	8,628	(678)	38,795	(269)	47,423	(947)
Municipal	368	(7)	3,123	(21)	3,491	(28)
Total fixed maturity and short-term investments	$17,475	$(1,018)	$51,881	$(386)	$69,356	$(1,404)

	12 Months or Greater		Less Than 12 Months		Total
As at December 31, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity investments, at fair value
U.S. government and agency	$2,344	$(16)	$1,842	$(7)	$4,186	$(23)
Non-U.S. government	11,101	(373)	20,965	(215)	32,066	(588)
Corporate	9,177	(807)	24,200	(69)	33,377	(876)
Municipal	369	(5)	3,605	(13)	3,974	(18)
Total fixed maturity and short-term investments	$22,991	$(1,201)	$50,612	$(304)	$73,603	$(1,505)
As at March 31, 2018 and December 31, 2017, the number of securities classified as available-for-sale in an unrealized loss position was 113 and 96, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 32 and 37, respectively.
Other-Than-Temporary Impairment
For the three months ended March 31, 2018 and 2017, we did not recognize any other-than-temporary impairment losses on our available-for-sale securities. We determined that no credit losses existed as at March 31, 2018 or December 31, 2017. A description of our other-than-temporary impairment process is included in Note 2 - "Significant Accounting Policies" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017. There were no changes to our process during the three months ended March 31, 2018.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Ratings
The following table sets forth the credit ratings of our fixed maturity and short-term investments as at March 31, 2018:

	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
Fixed maturity and short-term investments
U.S. government and agency	$478,946	$473,055	7.0%	$472,466	$589	$—	$—	$—	$—
Non-U.S. government	1,044,537	1,083,288	16.1%	323,183	609,204	84,316	60,547	6,038	—
Corporate	3,867,651	3,878,133	57.4%	168,725	416,632	2,037,741	1,074,943	178,958	1,134
Municipal	99,846	99,476	1.5%	19,574	63,724	12,778	3,400	—	—
Residential mortgage-backed	259,331	262,520	3.9%	144,650	5,774	14,437	657	96,079	923
Commercial mortgage-backed	417,110	407,088	6.0%	211,536	47,498	72,257	53,254	7,619	14,924
Asset-backed	540,310	544,864	8.1%	264,078	41,558	76,995	71,665	89,278	1,290
Total	$6,707,731	$6,748,424	100.0%	$1,604,212	$1,184,979	$2,298,524	$1,264,466	$377,972	$18,271
% of total fair value				23.8%	17.6%	34.0%	18.7%	5.6%	0.3%
Other Investments, at fair value
The following table summarizes our other investments carried at fair value:

	March 31, 2018	December 31, 2017
Private equities and private equity funds	$246,151	$289,556
Fixed income funds	230,174	229,999
Hedge funds	172,446	63,773
Equity funds	399,980	249,475
CLO equities	56,346	56,765
CLO equity fund	11,910	12,840
Private credit funds	4,419	10,156
Call options on equity	7,480	—
Other	779	828
	$1,129,685	$913,392
The valuation of our other investments is described in Note 6 - "Fair Value Measurements". Due to a lag in the valuations of certain funds reported by the managers, we may record changes in valuation with up to a three-month lag. We regularly review and discuss fund performance with the fund managers to corroborate the reasonableness of the reported net asset values and to assess whether any events have occurred within the lag period that would affect the valuation of the investments. The following is a description of the nature of each of these investment categories:

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

•
Fixed income funds comprise a number of positions in diversified fixed income funds that are managed by third-party managers. Underlying investments vary from high-grade corporate bonds to non-investment grade senior secured loans and bonds, but are generally invested in liquid fixed income markets. These funds have regularly published prices. The funds have liquidity terms that vary from daily up to 45 days notice.

•
Hedge funds invest in a diversified portfolio of debt and equity securities. The fixed income hedge funds have imposed lock-up periods of up to three years from the time of initial investment. Once eligible, redemptions are permitted quarterly with 90 days’ notice. The majority of our portfolio of fixed income hedge funds are

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

eligible for redemption. The equity hedge fund has imposed lock-up periods of up to three years from the time of initial investment. Once eligible, redemptions are permitted semi-annually with 60 days’ notice.

•	Equity funds invest in a diversified portfolio of U.S. and international publicly-traded equity securities. The funds have liquidity terms that vary from daily up to quarterly.

•
CLO equities comprise investments in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans. CLO equities denote direct investments by us in these securities.

•
CLO equity fund invests primarily in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans. The fund has a fair value of $11.9 million and is eligible for redemption in 2018.

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
As at March 31, 2018, we had unfunded commitments to other investments of $212.1 million.
Other Investments, at cost
Our other investments carried at cost of $117.9 million as at March 31, 2018 consist of life settlement contracts. During the three months ended March 31, 2018 and 2017, net investment income included $6.5 million and $6.9 million, respectively, related to investments in life settlements. There were impairment charges of $2.2 million and $0.1 million recognized in net realized and unrealized gains/losses during the three months ended March 31, 2018 and 2017, respectively, related to investments in life settlements. The following table presents further information regarding our investments in life settlements as at March 31, 2018 and December 31, 2017.

	March 31, 2018			December 31, 2017
	Number of Contracts	Carrying Value	Face Value (Death Benefits)	Number of Contracts	Carrying Value	Face Value (Death Benefits)
Remaining Life Expectancy of Insureds:
0 – 1 year	$—	$—	$—	$—	$—	$—
1 – 2 years	9	11,540	21,340	11	17,655	29,471
2 – 3 years	12	10,505	24,180	10	7,524	19,906
3 – 4 years	16	10,688	22,728	20	16,119	32,411
4 – 5 years	15	14,982	34,130	13	13,960	32,730
Thereafter	154	70,174	386,654	162	70,363	390,843
Total	$206	$117,889	$489,032	$216	$125,621	$505,361
Remaining life expectancy for year 0-1 in the table above references policies whose current life expectancy is less than 12 months as at the reporting date. Remaining life expectancy is not an indication of expected maturity. Actual maturity in any category above may vary significantly (either earlier or later) from the remaining life expectancies reported.
At March 31, 2018, our best estimate of the life insurance premiums required to keep the policies in force, payable in the 12 months ending March 31, 2019 and each of the four succeeding years ending March 31, 2023 is $17.0 million, $17.2 million, $16.1 million, $15.6 million and $15.3 million, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Investment Income
Major categories of net investment income for the three months ended March 31, 2018 and 2017 are summarized as follows:

	Three Months Ended March 31,
	2018	2017
Fixed maturity investments	$43,888	$30,330
Short-term investments and cash and cash equivalents	2,082	2,640
Funds held	3,129	39
Funds held - directly managed	8,626	7,002
Investment income from fixed maturities and cash and cash equivalents	57,725	40,011
Equity securities	1,490	726
Other investments	3,314	3,509
Life settlements and other	6,659	6,896
Investment income from equities and other investments	11,463	11,131
Gross investment income	69,188	51,142
Investment expenses	(2,869)	(2,403)
Net investment income	$66,319	$48,739
Net Realized and Unrealized Gains and Losses
Components of net realized and unrealized gains and losses for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Net realized gains (losses) on sale:
Gross realized gains on fixed maturity securities, available-for-sale	7	160
Gross realized losses on fixed maturity securities, available-for-sale	(37)	(11)
Net realized losses on fixed maturity securities, trading	(6,947)	(1,052)
Net realized gains on equity securities, trading	903	574
Net realized gains (losses) on funds held - directly managed	96	(3,853)
Total net realized gains (losses) on sale	$(5,978)	$(4,182)
Net unrealized gains (losses):
Fixed maturity securities, trading	$(100,301)	$23,316
Equity securities, trading	3,835	8,686
Other Investments	(9,662)	23,509
Change in fair value of embedded derivative on funds held – directly managed	(27,881)	6,928
Change in value of fair value option on funds held - directly managed	(3,043)	262
Total net unrealized gains (losses)	(137,052)	62,701
Net realized and unrealized gains (losses)	$(143,030)	$58,519
The gross realized gains and losses on available-for-sale securities included in the table above resulted from sales of $7.5 million and $24.7 million for the three months ended March 31, 2018 and 2017, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Assets
We are required to maintain investments and cash and cash equivalents on deposit to support our insurance and reinsurance operations. The investments and cash and cash equivalents on deposit are available to settle insurance and reinsurance liabilities. We also utilize trust accounts to collateralize business with our insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The assets in trusts as collateral are primarily highly rated fixed maturity securities. The carrying value of our restricted assets, including restricted cash of $483.1 million and $257.7 million, as at March 31, 2018 and December 31, 2017, respectively, was as follows:

	March 31, 2018	December 31, 2017
Collateral in trust for third party agreements	$3,369,669	$3,118,892
Assets on deposit with regulatory authorities	595,149	599,829
Collateral for secured letter of credit facilities	159,574	151,467
Funds at Lloyd's (1)	375,847	234,833
	$4,500,239	$4,105,021
(1) Our underwriting businesses include three Lloyd's syndicates. Lloyd's determines the required capital principally through the annual business plan of each syndicate. This capital is referred to as "Funds at Lloyd's" and will be drawn upon in the event that a syndicate has a loss that cannot be funded from other sources. On February 8, 2018, we amended and restated our unsecured letter of credit agreement for Funds at Lloyd's purposes ("FAL Facility") to issue up to $325.0 million letters of credit, with a provision to increase the facility up to $400.0 million, subject to lenders approval. The FAL Facility is available to satisfy our Funds at Lloyd's requirements and expires in 2022. As at March 31, 2018, our combined Funds at Lloyd's were comprised of cash and investments of $375.8 million and unsecured letters of credit of $295.0 million.
The increase in the collateral in trust for third-party agreements and Funds at Lloyd's was primarily due to the loss portfolio transfer reinsurance transactions as described in Note 2 - "Significant New Business".
5. FUNDS HELD - DIRECTLY MANAGED
Funds held - directly managed is comprised of the following:

•
The funds held balance in relation to the Allianz transaction, described in Note 4 - "Significant New Business" in our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017. This receives a variable return reflecting the economics of the investment portfolio underlying the funds held asset and qualifies as an embedded derivative. We have recorded the aggregate of the funds held, typically held at cost, and the embedded derivative as a single amount in our consolidated balance sheet. As at March 31, 2018 and December 31, 2017, the funds held at cost had a carrying value of $1,021.7 million and $994.8 million, respectively, and the embedded derivative had a fair value of $(23.3) million and $4.7 million, respectively, the aggregate of which was $998.4 million and $999.5 million, respectively, as included in the table below.

•
The funds held balance in relation to the QBE reinsurance transaction described in Note 4 - "Significant New Business" in our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017, for which we elected the fair value option.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair values of assets and liabilities underlying the funds held - directly managed account as at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Fixed maturity investments:
U.S. government and agency	$79,240	$69,850
Non-U.S. government	9,114	2,926
Corporate	666,085	695,490
Municipal	57,055	58,930
Residential mortgage-backed	45,987	29,439
Commercial mortgage-backed	206,248	211,186
Asset-backed	90,600	97,565
Total fixed maturity investments	$1,154,329	$1,165,386
Other assets	22,584	14,554
	$1,176,913	$1,179,940
The contractual maturities of the fixed maturity investments underlying the funds held - directly managed account are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at March 31, 2018	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$28,380	$28,259	2.5%
More than one year through two years	83,964	83,289	7.2%
More than two years through five years	234,632	229,926	19.9%
More than five years through ten years	244,905	236,622	20.5%
More than ten years	235,198	233,398	20.2%
Residential mortgage-backed	46,892	45,987	4.0%
Commercial mortgage-backed	215,199	206,248	17.9%
Asset-backed	90,499	90,600	7.8%
	$1,179,669	$1,154,329	100.0%
Credit Ratings
The following table sets forth the credit ratings of the fixed maturity investments underlying the funds held - directly managed account as at March 31, 2018:

	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated

U.S. government and agency	$80,077	$79,240	6.9%	$79,240	$—	$—	$—
Non-U.S. government	8,952	9,114	0.8%	—	—	2,889	6,225
Corporate	681,752	666,085	57.7%	7,326	26,174	301,212	331,373
Municipal	56,298	57,055	4.9%	—	19,972	29,676	7,407
Residential mortgage-backed	46,892	45,987	4.0%	45,987	—	—	—
Commercial mortgage-backed	215,199	206,248	17.9%	197,795	6,472	1,981	—
Asset-backed	90,499	90,600	7.8%	86,901	3,699	—	—
Total	$1,179,669	$1,154,329	100.0%	$417,249	$56,317	$335,758	$345,005
% of total fair value				36.1%	4.9%	29.1%	29.9%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Investment Income
Major categories of net investment income underlying the funds held - directly managed for the three months ended March 31, 2018 and 2017 are summarized as follows:

	Three Months Ended March 31,
	2018	2017
Fixed maturity investments	$8,818	$7,485
Short-term investments and cash and cash equivalents	79	65
Gross investment income	8,897	7,550
Investment expenses	(271)	(548)
Investment income on funds held - directly managed	$8,626	$7,002
Net Realized Gains (Losses) and Change in Fair Value due to Embedded Derivative and Fair Value Option
Net realized gains (losses) and change in fair value for the three months ended March 31, 2018 and 2017 are summarized as follows:

	Three Months Ended March 31,
	2018	2017
Net realized gains (losses) on fixed maturity securities	$96	$(3,853)
Change in fair value of embedded derivative	(27,881)	6,928
Change in value of fair value option on funds held - directly managed	(3,043)	262
Net realized gains (losses) and change in fair value of funds held - directly managed	$(30,828)	$3,337
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
Investments:
Fixed maturity investments:
U.S. government and agency	$—	$473,055	$—	$—	$473,055
Non-U.S. government	—	1,083,288	—	—	1,083,288
Corporate	—	3,792,106	86,027	—	3,878,133
Municipal	—	99,476	—	—	99,476
Residential mortgage-backed	—	260,613	1,907	—	262,520
Commercial mortgage-backed	—	389,454	17,634	—	407,088
Asset-backed	—	522,867	21,997	—	544,864
	$—	$6,620,859	$127,565	$—	$6,748,424
Equities:
Equities — U.S.	$100,635	$2,297	$—	$—	$102,932
Equities — International	37,304	240	—	—	37,544
	$137,939	$2,537	$—	$—	$140,476
Other investments:
Private equities and private equity funds	$—	$—	$—	$246,151	$246,151
Fixed income funds	—	203,274	—	26,900	230,174
Hedge funds	—	—	—	172,446	172,446
Equity funds	—	117,024	—	282,956	399,980
CLO equities	—	—	56,346	—	56,346
CLO equity fund	—	—	—	11,910	11,910
Private credit funds	—	—	—	4,419	4,419
Call options on equities	—	7,480	—	—	7,480
Other	—	—	313	466	779
	$—	$327,778	$56,659	$745,248	$1,129,685
Total Investments	$137,939	$6,951,174	$184,224	$745,248	$8,018,585
Funds Held - Directly Managed:
U.S. government and agency	$—	$79,240	$—	$—	$79,240
Non-U.S. government	—	9,114	—	—	9,114
Corporate	—	666,085	—	—	666,085
Municipal	—	57,055	—	—	57,055
Residential mortgage-backed	—	45,987	—	—	45,987
Commercial mortgage-backed	—	206,248	—	—	206,248
Asset-backed	—	90,600	—	—	90,600
Other assets	—	22,584	—	—	22,584
	$—	$1,176,913	$—	$—	$1,176,913

Reinsurance balances recoverable:	$—	$—	$888,736	$—	$888,736

Other Assets:
Derivative Instruments	$—	$5,297	$—	$—	$5,297
	$—	$5,297	$—	$—	$5,297

Losses and LAE:	$—	$—	$3,519,453	$—	$3,519,453

Other Liabilities:
Derivative Instruments	$—	$432	$—	$—	$432
	$—	$432	$—	$—	$432

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
Investments:
Fixed maturity investments:
U.S. government and agency	$—	$558,223	$—	$—	$558,223
Non-U.S. government	—	692,569	—	—	692,569
Corporate	—	3,411,003	67,178	—	3,478,181
Municipal	—	105,357	—	—	105,357
Residential mortgage-backed	—	285,664	3,080	—	288,744
Commercial mortgage-backed	—	400,054	21,494	—	421,548
Asset-backed	—	514,055	27,892	—	541,947
	$—	$5,966,925	$119,644	$—	$6,086,569
Equities:
Equities — U.S.	$103,652	$2,711	$—	$—	$106,363
Equities — International	—	240	—	—	240
	$103,652	$2,951	$—	$—	$106,603
Other investments:
Private equities and private equity funds	$—	$—	$—	$289,556	$289,556
Fixed income funds	—	202,570	—	27,429	229,999
Fixed income hedge funds	—	—	—	63,773	63,773
Equity funds	—	121,046	—	128,429	249,475
CLO equities	—	—	56,765	—	56,765
CLO equity funds	—	—	—	12,840	12,840
Private credit funds	—	—	—	10,156	10,156
Other	—	—	314	514	828
	$—	$323,616	$57,079	$532,697	$913,392
Total Investments	$103,652	$6,293,492	$176,723	$532,697	$7,106,564
Funds Held - Directly Managed:
U.S. government and agency	$—	$69,850	$—	$—	$69,850
Non-U.S. government	—	2,926	—	—	2,926
Corporate	—	695,490	—	—	695,490
Municipal	—	58,930	—	—	58,930
Residential mortgage-backed	—	29,439	—	—	29,439
Commercial mortgage-backed	—	211,186	—	—	211,186
Asset-backed	—	97,565	—	—	97,565
Other assets	—	14,554	—	—	14,554
	$—	$1,179,940	$—	$—	$1,179,940

Reinsurance balances recoverable:	$—	$—	$542,224	$—	$542,224

Other Assets:
Derivative Instruments	$—	$319	$—	$—	$319
	$—	$319	$—	$—	$319

Losses and LAE:	$—	$—	$1,794,669	$—	$1,794,669

Other Liabilities:
Derivative Instruments	$—	$7,246	$—	$—	$7,246
	$—	$7,246	$—	$—	$7,246

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Methodologies of Financial Instruments Measured at Fair Value
Fixed Maturity Investments and Funds Held - Directly Managed
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

•
For our investments in hedge funds, we measure fair value by obtaining the most recently available NAV as advised by the external fund manager or third-party administrator. The fair values of these investments are measured using the NAV as a practical expedient and therefore have not been categorized within the fair value hierarchy.

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
Insurance Contracts - Fair Value Option
The Company uses an internal model to calculate the fair value of the liability for losses and loss adjustment expenses and reinsurance balances recoverable asset for certain retroactive reinsurance contracts where we have elected the fair value option in our Non-life Run-off segment. The fair value was calculated as the aggregate of discounted cash flows plus a risk margin. The discounted cash flow approach uses (i) estimated nominal cash flows based upon an appropriate payment pattern developed in accordance with standard actuarial techniques and (ii) a discount rate based upon a high quality rated corporate bond plus a credit spread for non-performance risk. The model uses corporate bond rates across the yield curve depending on the estimated timing of the future cash flows and specific to the currency of the risk. The risk margin was calculated using the present value of the cost of capital. The cost of capital approach uses (i) projected capital requirements, (ii) multiplied by the risk cost of capital representing the return required for non-hedgeable risk based upon the weighted average cost of capital less investment income, and (iii) discounted using the weighted average cost of capital.
Derivative Instruments
The fair values of our foreign currency exchange contracts, as described in Note 7 - "Derivative Instruments" are classified as Level 2. The fair values are based upon prices in active markets for identical contracts.
Level 3 Measurements and Changes in Leveling
Transfers into or out of levels are recorded at their fair values as of the end of the reporting period, consistent with the date of determination of fair value.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments
The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
	Corporate	Residential mortgage-backed	Commercial mortgage-backed	Asset-backed	Other Investments	Total
Beginning fair value	$67,178	$3,080	$21,494	$27,892	$57,079	$176,723
Purchases	10,832	—	1,803	1,300	130	14,065
Sales	(7,037)	(1,148)	(577)	(3,804)	—	(12,566)
Total realized and unrealized gains (losses)	195	(25)	83	46	(550)	(251)
Transfer into Level 3 from Level 2	15,259	—	4,897	—	—	20,156
Transfer out of Level 3 into Level 2	(400)	—	(10,066)	(3,437)	—	(13,903)
Ending fair value	$86,027	$1,907	$17,634	$21,997	$56,659	$184,224

	Three Months Ended March 31, 2017
	Corporate	Residential mortgage-backed	Commercial mortgage-backed	Asset-backed	Other Investments	Total
Beginning fair value	$74,534	$—	$12,213	$14,692	$76,878	$178,317
Purchases	8,890	—	—	1,380	—	10,270
Sales	(18,657)	—	—	(243)	—	(18,900)
Total realized and unrealized gains (losses)	459	—	(105)	281	(7,251)	(6,616)
Transfer into Level 3 from Level 2	1,567	—	13,901	17,561	—	33,029
Transfer out of Level 3 into Level 2	(10,614)	—	(1,157)	(4,589)	—	(16,360)
Ending fair value	$56,179	$—	$24,852	$29,082	$69,627	$179,740
Net realized and unrealized gains related to Level 3 assets in the tables above are included in net realized and unrealized (losses) gains in our unaudited condensed consolidated statements of earnings.
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Insurance Contracts - Fair Value Option
The following table presents a reconciliation of the beginning and ending balances for all insurance contracts measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
	Liability for losses and LAE	Reinsurance balances recoverable
Beginning fair value	$1,794,669	$542,224
Assumed business	1,890,061	372,780
Changes in nominal amounts:
Net incurred losses and LAE	(10,375)	(1,476)
Paid losses	(158,372)	(18,146)
Changes in fair value:
Discounted cash flows	(46,820)	(15,949)
Risk margin	(7,151)	(965)
Effect of exchange rate movements	57,441	10,268
Ending fair value	$3,519,453	$888,736

	Three Months Ended March 31, 2017
	Liability for losses and LAE	Reinsurance balances recoverable
Beginning fair value	$—	$—
Assumed business	1,966,843	565,824
Changes in nominal amounts:
Net incurred losses and LAE	(6,238)	—
Paid losses	(60,367)	(17,006)
Changes in fair value:
Discounted cash flows	20,035	2,466
Risk margin	(4,489)	(1,070)
Effect of exchange rate movements	9,045	1,039
Ending fair value	$1,924,829	$551,253
Changes in fair value related to Level 3 assets and liabilities in the table above are included in net incurred losses and LAE in our unaudited condensed consolidated statements of earnings.
Below is a summary of the quantitative information regarding the significant observable and unobservable inputs used in the internal model to determine fair value on a recurring basis as at March 31, 2018 and December 31, 2017:

		March 31, 2018	December 31, 2017
Valuation Technique	Unobservable (U) and Observable (O) Inputs	Weighted Average

Internal model	Corporate bond yield (O)	A rated	A rated
Internal model	Credit spread for non-performance risk (U)	0.2%	0.2%
Internal model	Risk cost of capital (U)	5.0%	5.0%
Internal model	Weighted average cost of capital (U)	8.5%	8.5%
Internal model	Duration - liability (U)	8.02 years	11.41 years
Internal model	Duration - reinsurance balances recoverable (U)	8.95 years	11.66 years

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
Disclosure of Fair Values for Financial Instruments Carried at Cost
As at March 31, 2018 and December 31, 2017, investments in life settlement contracts were carried at cost of $117.9 million and $125.6 million, respectively, and their fair values were $119.5 million and $131.9 million, respectively.
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
As at March 31, 2018, our 4.5% Senior Notes due 2022 were carried at amortized cost of $347.6 million while the fair value based on observable market pricing from a third party pricing service was $352.0 million. The Senior Notes are classified as Level 2.
Disclosure of fair value of amounts relating to insurance contracts is not required, except those for which we elected the fair value option, as described above. Our remaining assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature approximates fair value as of March 31, 2018 and December 31, 2017.
7. DERIVATIVE INSTRUMENTS
Foreign Currency Hedging of Net Investments
We use foreign currency forward exchange rate contracts in qualifying hedging relationships to hedge the foreign currency exchange rate risk associated with certain of our net investments in foreign operations. At March 31, 2018 and December 31, 2017, we had forward currency contracts in place, which we had designated as hedges of our net investments in foreign operations.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the gross notional amounts and estimated fair values recorded within other assets and liabilities related to our foreign currency forward exchange rate contracts as at March 31, 2018 and December 31, 2017.

	March 31, 2018			December 31, 2017
		Fair Value			Fair Value
	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
Foreign exchange forward - AUD	$30,700	$916	$—	$32,810	$—	$965
Foreign exchange forward - CAD	—	—	—	27,141	11	512
Total qualifying hedges	$30,700	$916	$—	$59,951	$11	$1,477
The CAD foreign currency contract that we had in place to hedge the net investment in our CAD denominated operations was discontinued effective December 31, 2017 following the disposal of those operations.
The following table presents the amounts of the net gains and losses deferred in the currency translation adjustment ("CTA") account, which is a component of accumulated other comprehensive income (loss) ("AOCI"), in shareholders' equity, relating to our foreign currency forward exchange rate contracts for the three months ended March 31, 2018 and 2017.

	Amount of Gains (Losses) Deferred in AOCI
	Three Months Ended March 31,
	2018	2017
Foreign exchange forward - AUD	$530	$(444)
Foreign exchange forward - CAD	—	552
Net gains on qualifying hedges	$530	$108
As at March 31, 2018 and December 31, 2017, there were borrowings of €60.0 million ($73.7 million) and €50.0 million ($60.1 million), respectively, under our revolving credit facility that were designated as non-derivative hedges of our net investment in certain subsidiaries whose functional currency is denominated in Euros, as described in Note 13 - "Debt Obligations". For the three months ended March 31, 2018 and 2017, we deferred net losses of $1.2 million and $1.1 million, respectively, arising from the translation of these Euro-denominated borrowings in the CTA account in AOCI.
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
Foreign Currency Forward Contracts
The following table presents the gross notional amounts and the estimated fair values recorded within other assets and liabilities related to our non-qualifying foreign currency forward exchange rate hedging relationships as at March 31, 2018 and December 31, 2017.

	March 31, 2018			December 31, 2017
		Fair Value			Fair Value
	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
Foreign exchange forward - AUD	$39,910	$1,194	$1	$57,028	$—	$1,002
Foreign exchange forward - GBP	222,169	369	431	207,323	262	4,312
Foreign exchange forward - EUR	23,353	319	—	19,235	46	455
Foreign exchange forward - CAD	52,705	2,499	—	—	—	—
Total non-qualifying hedges	$338,137	$4,381	$432	$283,586	$308	$5,769

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the amounts of the net gains and losses included in earnings related to our non-qualifying foreign currency forward exchange rate contracts during the three months ended March 31, 2018 and 2017.

	Gains (Losses) on non-qualifying hedges included in net earnings
	Three Months Ended March 31,
	2018	2017
Foreign exchange forward - AUD	$982	$—
Foreign exchange forward - GBP	(6,842)	(148)
Foreign exchange forward - EUR	(267)	(237)
Foreign exchange forward - CAD	2,040	—
Net losses on non-qualifying hedges	$(4,087)	$(385)
Investments in Call Options on Equities
We use equity call option instruments either to obtain exposure to a particular equity instrument or for yield enhancement, in non-qualifying hedging relationships.
During the three months ended March 31, 2018 we purchased call options on equities at a cost of $10.0 million and recorded unrealized losses of $2.5 million on the instruments, in net earnings. We did not have any equity derivative instruments during the three months ended March 31, 2017 or as at December 31, 2017.
8. REINSURANCE BALANCES RECOVERABLE
The following tables provide the total reinsurance balances recoverable as at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Non-life Run-off	Atrium	StarStone	Other	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$1,182,023	$11,293	$219,765	$—	$1,413,081
IBNR	704,620	27,794	255,827	—	988,241
Fair value adjustments	(12,436)	938	(2,065)	—	(13,563)
Fair value adjustments - fair value option	(170,726)	—	—	—	(170,726)
Total reinsurance reserves recoverable	1,703,481	40,025	473,527	—	2,217,033
Paid losses recoverable	134,526	55	17,076	6	151,663
	$1,838,007	$40,080	$490,603	$6	$2,368,696
Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable	$949,271	$40,080	$490,603	$6	$1,479,960
Reinsurance balances recoverable - fair value option	888,736	—	—	—	888,736
Total	$1,838,007	$40,080	$490,603	$6	$2,368,696

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2017
	Non-life Run-off	Atrium	StarStone	Other	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$932,284	$7,472	$211,650	$16	$1,151,422
IBNR	590,154	31,476	242,620	—	864,250
Fair value adjustments	(12,970)	1,583	(2,253)	—	(13,640)
Fair value adjustments - fair value option	(131,983)	—	—	—	(131,983)
Total reinsurance reserves recoverable	1,377,485	40,531	452,017	16	1,870,049
Paid losses recoverable	128,253	(451)	23,179	—	150,981
	$1,505,738	$40,080	$475,196	$16	$2,021,030
Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable	$963,514	$40,080	$475,196	$16	$1,478,806
Reinsurance balances recoverable - fair value option	542,224	—	—	—	542,224
Total	$1,505,738	$40,080	$475,196	$16	$2,021,030
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
The fair value adjustments, determined on acquisition of insurance and reinsurance subsidiaries, are based on the estimated timing of loss and LAE recoveries and an assumed interest rate equivalent to a risk free rate for securities with similar duration to the acquired reinsurance balances recoverables plus a spread for credit risk, and are amortized over the estimated recovery period, as adjusted for accelerations in timing of payments as a result of commutation settlements. The determination of the fair value adjustments on the retroactive reinsurance contracts for which we have elected the fair value option is described in Note 6 - "Fair Value Measurements".
As at March 31, 2018 and December 31, 2017, we had reinsurance balances recoverable of $2.4 billion and $2.0 billion, respectively. The increase of $347.7 million in reinsurance balances recoverable was primarily a result of the Neon and Novae reinsurance transactions, which closed in the first quarter of 2018, partially offset by reserve reductions in our Non-life Run-off segment and cash collections and commutations made during the three months ended March 31, 2018.
Top Ten Reinsurers

	March 31, 2018						December 31, 2017
	Non-life Run-off	Atrium	StarStone	Other	Total	% of Total	Non-life Run-off	Atrium	StarStone	Other	Total	% of Total
Top ten reinsurers	$1,376,361	$22,293	$347,228	$—	$1,745,882	73.7%	$1,166,057	$22,422	$328,257	$—	$1,516,736	75.0%
Other reinsurers > $1 million	446,374	17,167	140,038	—	603,579	25.5%	322,722	16,631	144,336	—	483,689	24.0%
Other reinsurers < $1 million	15,272	620	3,337	6	19,235	0.8%	16,959	1,027	2,603	16	20,605	1.0%
Total	$1,838,007	$40,080	$490,603	$6	$2,368,696	100.0%	$1,505,738	$40,080	$475,196	$16	$2,021,030	100.0%
Six of the top ten external reinsurers, as at March 31, 2018 and December 31, 2017, were rated A- or better, with the remaining four being non-rated reinsurers from which $688.5 million was recoverable (December 31, 2017: $687.6 million recoverable from four reinsurers). For the four non-rated reinsurers, including KaylaRe Ltd., we hold security in the form of pledged assets in trust or letters of credit issued to us in the full amount of the recoverable. As at March 31, 2018, reinsurance balances recoverable of $364.3 million (December 31, 2017: $357.4 million) related to KaylaRe Ltd., $311.6 million (December 31, 2017: $193.8 million) related to Lloyd’s syndicates and $328.0 million (December 31, 2017: $320.0 million) related to Hannover Ruck SE, all of which represented 10% or more of total reinsurance balances recoverable. Lloyd’s is rated A+ by Standard & Poor’s and A by A.M. Best, and Hannover Ruck SE is rated AA- by Standard & Poor’s and A+ by A.M. Best.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 Provisions for Uncollectible Reinsurance Balances Recoverable
We evaluate and monitor concentration of credit risk among our reinsurers, and provisions are made for amounts considered potentially uncollectible.
The following table shows our reinsurance balances recoverable by rating of reinsurer and our provisions for uncollectible reinsurance balances recoverable ("provisions for bad debt") as at March 31, 2018 and December 31, 2017. The provisions for bad debt all relate to the Non-life Run-off segment.

	March 31, 2018				December 31, 2017
	Gross	Provisions for Bad Debt	Net	Provisions as a % of Gross	Gross	Provisions for Bad Debt	Net	Provisions as a % of Gross
Reinsurers rated A- or above	$1,624,565	$59,557	$1,565,008	3.7%	$1,252,887	$51,115	$1,201,772	4.1%
Reinsurers rated below A-, secured	770,957	—	770,957	—%	771,097	—	771,097	—%
Reinsurers rated below A-, unsecured	141,929	109,198	32,731	76.9%	162,259	114,098	48,161	70.3%
Total	$2,537,451	$168,755	$2,368,696	6.7%	$2,186,243	$165,213	$2,021,030	7.6%
9. LOSSES AND LOSS ADJUSTMENT EXPENSES
The liability for losses and loss adjustment expenses ("LAE"), also referred to as loss reserves, represents our gross estimates before reinsurance for unpaid reported losses and includes losses that have been incurred but not reported ("IBNR") for our Non-life Run-off, Atrium and StarStone segments using a variety of actuarial methods. We recognize an asset for the portion of the liability that we expect to recover from reinsurers. LAE reserves include allocated loss adjustment expenses ("ALAE"), and unallocated loss adjustment expenses ("ULAE"). ALAE are linked to the settlement of an individual claim or loss, whereas ULAE are based on our estimates of future costs to administer the claims. IBNR represents reserves for loss and LAE that have been incurred but not yet reported to us. This includes amounts for unreported claims, development on known claims and reopened claims. Our loss reserves cover multiple lines of business, which include workers' compensation, general casualty, asbestos and environmental, marine, aviation and transit, construction defects and other non-life lines of business. Refer to Note 11 - "Losses and Loss Adjustment Expenses" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017 for more information on establishing the liability for losses and LAE.
The following table summarizes the liability for losses and LAE by segment as at March 31, 2018 and December 31, 2017:

	March 31, 2018				December 31, 2017
	Non-life Run-off	Atrium	StarStone	Total	Non-life Run-off	Atrium	StarStone	Total
Outstanding losses	$4,391,872	$86,422	$601,887	$5,080,181	$3,185,703	$78,363	$590,977	$3,855,043
IBNR	3,346,696	145,608	607,681	4,099,985	2,903,927	150,508	599,221	3,653,656
Fair value adjustments	(123,301)	6,364	(508)	(117,445)	(125,998)	9,547	(555)	(117,006)
Fair value adjustments - fair value option	(470,798)	—	—	(470,798)	(314,748)	—	—	(314,748)
ULAE	373,042	2,401	18,704	394,147	300,588	2,455	18,100	321,143
Total	$7,517,511	$240,795	$1,227,764	$8,986,070	$5,949,472	$240,873	$1,207,743	$7,398,088

Reconciliation to Consolidated Balance Sheet:
Loss and loss adjustment expenses				$5,466,617				$5,603,419
Loss and loss adjustment expenses, at fair value				$3,519,453				$1,794,669
Total				$8,986,070				$7,398,088
The overall increase in the liability for losses and LAE between December 31, 2017 and March 31, 2018 was primarily attributable to the assumed reinsurance agreements with Zurich Australia, Neon and Novae in our Non-life Run-off segment, for which we have elected the fair value option, as described in Note 2 - "Significant New Business".

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Balance as at beginning of period	$7,398,088	$5,987,867
Less: reinsurance reserves recoverable	1,870,033	1,388,193
Less: deferred charges on retroactive reinsurance	80,192	94,551
Net balance as at beginning of period	5,447,863	4,505,123
Net incurred losses and LAE:
Current period	95,154	85,545
Prior periods	(75,620)	(7,653)
Total net incurred losses and LAE	19,534	77,892
Net paid losses:
Current period	(8,103)	(8,719)
Prior periods	(350,646)	(249,722)
Total net paid losses	(358,749)	(258,441)
Effect of exchange rate movement	57,727	14,505
Assumed business	1,527,551	1,432,412
Net balance as at March 31	6,693,926	5,771,491
Plus: reinsurance reserves recoverable	2,217,033	1,895,491
Plus: deferred charges on retroactive reinsurance	75,111	93,605
Balance as at March 31	$8,986,070	$7,760,587
The tables below provide the net incurred losses and LAE by segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
	Non-life Run-off	Atrium	StarStone	Total	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$252,584	$17,530	$88,635	$358,749	$156,572	$13,673	$88,196	$258,441
Net change in case and LAE reserves	(123,486)	3,890	(4,475)	(124,071)	(83,134)	594	(9,359)	(91,899)
Net change in IBNR reserves	(154,111)	(1,709)	(8,871)	(164,691)	(78,647)	(1,804)	(10,152)	(90,603)
Amortization of deferred charges	5,081	—	—	5,081	946	—	—	946
Increase (reduction) in estimates of net ultimate losses	(19,932)	19,711	75,289	75,068	(4,263)	12,463	68,685	76,885
Increase (reduction) in provisions for unallocated LAE	(14,952)	—	192	(14,760)	(14,323)	(8)	(1)	(14,332)
Amortization of fair value adjustments	2,147	(2,539)	(141)	(533)	1,347	33	(523)	857
Changes in fair value - fair value option	(40,241)	—	—	(40,241)	14,482	—	—	14,482
Net incurred losses and LAE	$(72,978)	$17,172	$75,340	$19,534	$(2,757)	$12,488	$68,161	$77,892

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Life Run-off Segment
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the three months ended March 31, 2018 and 2017 for the Non-life Run-off segment:

	Three Months Ended March 31,
	2018	2017
Balance as at beginning of period	$5,949,472	$4,716,363
Less: reinsurance reserves recoverable	1,377,485	1,000,953
Less: deferred charges on retroactive insurance	80,192	94,551
Net balance as at beginning of period	4,491,795	3,620,859
Net incurred losses and LAE:
Current period	346	714
Prior periods	(73,324)	(3,471)
Total net incurred losses and LAE	(72,978)	(2,757)
Net paid losses:
Current period	(1)	(241)
Prior periods	(252,583)	(156,331)
Total net paid losses	(252,584)	(156,572)
Effect of exchange rate movement	55,403	17,625
Assumed business	1,517,283	1,401,019
Net balance as at March 31	5,738,919	4,880,174
Plus: reinsurance reserves recoverable	1,703,481	1,504,371
Plus: deferred charges on retroactive reinsurance	75,111	93,605
Balance as at March 31	$7,517,511	$6,478,150
Net incurred losses and LAE in the Non-life Run-off segment for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018			2017
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$252,583	$1	$252,584	$156,331	$241	$156,572
Net change in case and LAE reserves	(123,492)	6	(123,486)	(83,134)	—	(83,134)
Net change in IBNR reserves	(154,450)	339	(154,111)	(79,078)	431	(78,647)
Amortization of deferred charges	5,081	—	5,081	946	—	946
Increase (reduction) in estimates of net ultimate losses	(20,278)	346	(19,932)	(4,935)	672	(4,263)
Increase (reduction) in provisions for unallocated LAE	(14,952)	—	(14,952)	(14,365)	42	(14,323)
Amortization of fair value adjustments	2,147	—	2,147	1,347	—	1,347
Changes in fair value - fair value option	(40,241)	—	(40,241)	14,482	—	14,482
Net incurred losses and LAE	$(73,324)	$346	$(72,978)	$(3,471)	$714	$(2,757)
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
Three Months Ended March 31, 2018
The reduction in net incurred losses and LAE for the three months ended March 31, 2018 of $73.0 million included net incurred losses and LAE of $0.3 million related to current period net earned premium. Excluding current period net incurred losses and LAE of $0.3 million, the reduction in net incurred losses and LAE liabilities relating to prior periods

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was $73.3 million, which was attributable to a reduction in estimates of net ultimate losses of $20.3 million, a reduction in provisions for unallocated LAE of $15.0 million relating to 2018 run-off activity and a change in fair value of $40.2 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired of $2.1 million. The reduction in estimates of net ultimate losses of $20.3 million for the three months ended March 31, 2018 included a net reduction in case and IBNR reserves of $277.9 million, partially offset by net losses paid of $252.6 million and the amortization of the deferred charge of $5.1 million.
Three Months Ended March 31, 2017
The reduction in net incurred losses and LAE for the three months ended March 31, 2017 of $2.8 million included net incurred losses and LAE of $0.7 million related to current period net earned premium, primarily for the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $0.7 million, the reduction in net incurred losses and LAE liabilities relating to prior periods was $3.5 million, which was attributable to a reduction in estimates of net ultimate losses of $4.9 million, and a reduction in provisions for unallocated LAE of $14.4 million, relating to 2017 run-off activity, partially offset by a change in fair value of $14.5 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, and the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $1.3 million. The reduction in estimates of net ultimate losses of $4.9 million for the three months ended March 31, 2017 included a net change in case and IBNR reserves of $162.2 million, partially offset by net losses paid of $156.3 million and the amortization of the deferred charge of $0.9 million.
Atrium
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Balance as at beginning of period	$240,873	$212,122
Less: reinsurance reserves recoverable	40,531	30,009
Net balance as at beginning of period	200,342	182,113
Net incurred losses and LAE:
Current period	17,306	14,421
Prior periods	(134)	(1,933)
Total net incurred losses and LAE	17,172	12,488
Net paid losses:
Current period	(7,154)	(4,262)
Prior periods	(10,376)	(9,411)
Total net paid losses	(17,530)	(13,673)
Effect of exchange rate movement	786	570
Net balance as at March 31	200,770	181,498
Plus: reinsurance reserves recoverable	40,025	30,625
Balance as at March 31	$240,795	$212,123

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net incurred losses and LAE in the Atrium segment for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018			2017
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	10,376	7,154	17,530	9,411	4,262	13,673
Net change in case and LAE reserves	(2,384)	6,274	3,890	(3,116)	3,710	594
Net change in IBNR reserves	(5,587)	3,878	(1,709)	(8,137)	6,333	(1,804)
Increase (reduction) in estimates of net ultimate losses	2,405	17,306	19,711	(1,842)	14,305	12,463
Increase (reduction) in provisions for unallocated LAE	—	—	—	(124)	116	(8)
Amortization of fair value adjustments	(2,539)	—	(2,539)	33	—	33
Net incurred losses and LAE	(134)	17,306	17,172	(1,933)	14,421	12,488
StarStone
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Balance as at beginning of period	$1,207,743	$1,059,382
Less: reinsurance reserves recoverable	452,017	357,231
Net balance as at beginning of period	755,726	702,151
Net incurred losses and LAE:
Current period	77,502	70,410
Prior periods	(2,162)	(2,249)
Total net incurred losses and LAE	75,340	68,161
Net paid losses:
Current period	(948)	(4,216)
Prior periods	(87,687)	(83,980)
Total net paid losses	(88,635)	(88,196)
Effect of exchange rate movement	1,538	(3,690)
Assumed business	10,268	31,393
Net balance as at March 31	754,237	709,819
Plus: reinsurance reserves recoverable	473,527	360,495
Balance as at March 31	$1,227,764	$1,070,314

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net incurred losses and LAE in the StarStone segment for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018			2017
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$87,687	$948	$88,635	$83,980	$4,216	$88,196
Net change in case and LAE reserves	(14,217)	9,742	(4,475)	(24,843)	15,484	(9,359)
Net change in IBNR reserves	(73,390)	64,519	(8,871)	(58,937)	48,785	(10,152)
Increase (reduction) in estimates of net ultimate losses	80	75,209	75,289	200	68,485	68,685
Increase (reduction) in provisions for unallocated LAE	(2,101)	2,293	192	(1,926)	1,925	(1)
Amortization of fair value adjustments	(141)	—	(141)	(523)	—	(523)
Net incurred losses and LAE	$(2,162)	$77,502	$75,340	$(2,249)	$70,410	$68,161
10. POLICY BENEFITS FOR LIFE CONTRACTS
We have acquired long duration contracts that subject us to mortality, longevity and morbidity risks and which are accounted for as life and annuity premiums earned. Life benefit reserves are established using assumptions for investment yields, mortality, morbidity, lapse and expenses, including a provision for adverse deviation. We establish and review our life reserves regularly based upon cash flow projections. We establish and maintain our life reinsurance reserves at a level that we estimate will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support all future cash flow benefit obligations and third-party servicing obligations as they become payable. Policy benefits for life contracts as at March 31, 2018 and December 31, 2017 were $116.8 million and $117.2 million, respectively. Refer to Note 2 - "Significant Accounting Policies" - (d) Policy Benefits for Life and Annuity Contracts" of the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017 for a description of the assumptions used and the process for establishing our assumptions and estimates.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. PREMIUMS WRITTEN AND EARNED
The following table provides a summary of net premiums written and earned in our Non-life Run-off, Atrium, and StarStone segments and Other activities for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Non-life Run-off
Gross	$7,380	$13,110	$983	$1,298
Ceded	(7,280)	(5,932)	(902)	(1,222)
Net	$100	$7,178	$81	$76
Atrium
Gross	$49,442	$39,674	$46,413	$36,220
Ceded	(7,948)	(4,451)	(4,494)	(4,000)
Net	$41,494	$35,223	$41,919	$32,220
StarStone
Gross	$304,989	$234,943	$226,536	$205,584
Ceded	(124,426)	(108,117)	(107,670)	(90,176)
Net	$180,563	$126,826	$118,866	$115,408
Other
Gross	$1,037	$1,050	$1,500	$1,557
Ceded	(47)	(58)	(307)	(363)
Net	$990	$992	$1,193	$1,194
Total
Gross	$362,848	$288,777	$275,432	$244,659
Ceded	(139,701)	(118,558)	(113,373)	(95,761)
Total	$223,147	$170,219	$162,059	$148,898

12. GOODWILL AND INTANGIBLE ASSETS
The following table presents a reconciliation of the beginning and ending goodwill, intangible assets and the deferred charges during the three months ended March 31, 2018:

	Goodwill	Intangible assets with a definite life - Other	Intangible assets with an indefinite life	Total	Intangible assets with a definite life - FVA	Other assets - Deferred Charges
Balance as at January 1, 2018	$73,071	$20,487	$87,031	$180,589	$140,393	$80,192
Amortization	—	(1,226)	—	(1,226)	467	(5,081)
Balance as at March 31, 2018	$73,071	$19,261	$87,031	$179,363	$140,860	$75,111
Refer to Note 14 - "Goodwill, Intangible assets and Deferred Charges" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017 for more information on goodwill, intangible assets and the deferred charges.
Intangible asset amortization for the three months ended March 31, 2018 and 2017 was $0.8 million and $1.5 million, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross carrying value, accumulated amortization and net carrying value of intangible assets by type and the deferred charge as at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018			December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with a definite life:
Fair value adjustments:
Losses and LAE liabilities	$462,455	$(345,010)	$117,445	$462,455	$(345,449)	$117,006
Reinsurance balances recoverable	(179,219)	165,657	(13,562)	(179,219)	165,579	(13,640)
Other Assets	(48,840)	573	(48,267)	(48,840)	440	(48,400)
Other Liabilities	85,845	(601)	85,244	85,845	(418)	85,427
Total	$320,241	$(179,381)	$140,860	$320,241	$(179,848)	$140,393
Other:
Distribution channel	$20,000	$(5,777)	$14,223	$20,000	$(5,444)	$14,556
Technology	15,000	(13,928)	1,072	15,000	(13,210)	1,790
Brand	7,000	(3,034)	3,966	7,000	(2,859)	4,141
Total	$42,000	$(22,739)	$19,261	$42,000	$(21,513)	$20,487
Intangible assets with an indefinite life:
Lloyd’s syndicate capacity	$37,031	$—	$37,031	$37,031	$—	$37,031
Licenses	19,900	—	19,900	19,900	—	19,900
Management contract	30,100	—	30,100	30,100	—	30,100
Total	$87,031	$—	$87,031	$87,031	$—	$87,031

Deferred charges on retroactive reinsurance	$278,643	$(203,532)	$75,111	$278,643	$(198,451)	$80,192
13. DEBT OBLIGATIONS
We utilize debt arrangements primarily for acquisitions and, from time to time, for general corporate purposes. Debt obligations as at March 31, 2018 and December 31, 2017 were as follows:

Facility	Origination Date	Term	March 31, 2018	December 31, 2017
Senior Notes	March 10, 2017	5 years	$350,000	$350,000
Less: Unamortized debt issuance costs			(2,364)	(2,484)
Total Senior Notes			347,636	347,516
EGL Revolving Credit Facility	September 16, 2014	5 years	439,746	225,110
EGL Term Loan Facility	November 18, 2016	3 years	73,125	74,063
Total debt obligations			$860,507	$646,689
For the three months ended March 31, 2018 and 2017, interest expense was $7.3 million and $6.3 million, respectively, on our debt obligations.
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
We incurred costs of $2.9 million in issuing the Notes. These costs included underwriters’ fees, legal and accounting fees, and other fees, and are capitalized and presented as a direct deduction from the principal amount of debt obligations in the consolidated balance sheets. These costs are amortized over the term of the Notes and are included in interest expense in our unaudited condensed consolidated statements of earnings.
EGL Revolving Credit Facility
This five-year revolving credit facility, originated on September 16, 2014 and most recently amended on March 20, 2017, is among Enstar Group Limited and certain of its subsidiaries, as borrowers and as guarantors, and various financial institutions. We are permitted to borrow up to an aggregate of $831.3 million under the facility. As at March 31, 2018, there was $391.5 million of available unutilized capacity under this facility. We are in compliance with the covenants of the EGL Revolving Credit Facility. Subsequent to March 31, 2018, we utilized $8.5 million and repaid $3.0 million, bringing unutilized capacity under this facility to $385.7 million.
As at March 31, 2018 and December 31, 2017, there were borrowings of €60.0 million ($73.7 million) and €50.0 million ($60.1 million), respectively, under the facility that were designated as non-derivative hedges of our net investment in certain subsidiaries whose functional currency is denominated in Euros. For the three months ended March 31, 2018 and 2017, we deferred net losses of $1.2 million and $1.1 million, respectively, arising from the translation of these Euro-denominated borrowings in the CTA account in AOCI. These amounts were offset against equivalent amounts recognized upon the translation of those subsidiaries' financial statements from their Euro-denominated functional currency into U.S. dollars. There were no ineffective portions of the net investment hedge during the three months ended March 31, 2018 and 2017.
EGL Term Loan Facility
On November 18, 2016, we entered into and fully utilized a three-year $75.0 million unsecured term loan (the "EGL Term Loan Facility"). We are in compliance with the covenants of the EGL Term Loan Facility. During the three months ended March 31, 2018, we repaid $0.9 million bringing the outstanding principal of this facility to $73.1 million.
Refer to Note 15 - "Debt Obligations" of the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017 for further information on the terms of the above facilities.
14. NONCONTROLLING INTERESTS
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest ("RNCI") as at March 31, 2018 and December 31, 2017 comprises the ownership interests held by the Trident V Funds ("Trident") (39.3%) and Dowling Capital Partners, L.P. ("Dowling") (1.7%) in our subsidiary North Bay Holdings Limited ("North Bay"). North Bay owns our investments in StarStone and Atrium.
The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI as at March 31, 2018 and December 31, 2017:

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Balance at beginning of period	$479,606	$454,522
Dividends paid	—	(27,458)
Net earnings attributable to RNCI	819	19,619
Accumulated other comprehensive earnings attributable to RNCI	(27)	1,945
Change in redemption value of RNCI	369	30,978
Balance at end of period	$480,767	$479,606
We carried the RNCI at its estimated redemption value, which is fair value, as of March 31, 2018. The increase was primarily attributable to an increase in the net assets due to net earnings during the three months ended March 31, 2018.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Refer to Note 19 - "Related Party Transactions" and Note 20 - "Commitments and Contingencies" for additional information regarding RNCI.
Noncontrolling Interest
As at March 31, 2018 and December 31, 2017, we had $9.3 million and $9.3 million, respectively, of noncontrolling interest ("NCI") primarily related to an external interest in one of our non-life run-off subsidiaries.
15. SHARE CAPITAL
Refer to Note 17 - "Share Capital" of the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information on our share capital.

16. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net earnings (losses) from continuing operations	$(41,210)	$54,309
Net earnings (losses) from discontinued operations	—	371
Net earnings (losses) attributable to Enstar Group Limited	(41,210)	54,680
Denominator:
Weighted average ordinary shares outstanding — basic	19,409,021	19,374,728
Effect of dilutive securities:
Share-based compensation plans	115,630	55,656
Warrants	77,861	71,279
Weighted average ordinary shares outstanding — diluted	19,602,512	19,501,663
Earnings (losses) per share attributable to Enstar Group Limited:
Basic:
Net earnings (losses) from continuing operations	$(2.12)	$2.80
Net earnings from discontinued operations	—	0.02
Net earnings (losses) per ordinary share	$(2.12)	$2.82
Diluted:
Net earnings (losses) from continuing operations (1)	$(2.12)	$2.78
Net earnings from discontinued operations (1)	—	0.02
Net earnings (losses) per ordinary share (1)	$(2.12)	$2.80
(1) During a period of loss, the basic weighted average ordinary shares outstanding is used in the denominator of the diluted loss per ordinary share computation as the effect of including potential dilutive securities would be anti-dilutive.
17. SHARE-BASED COMPENSATION AND PENSIONS
We provide various employee benefits including share-based compensation, an employee share purchase plan, an annual incentive compensation program, and pension plans. These are described in Note 19 - "Share-Based Compensation and Pensions" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides the expenses related to the share-based compensation plans, employee share purchase plan, and pension plans for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017

Share-based Compensation Expense	$6,065	$3,824

Employee Share Purchase Plan	$83	$108

Pension Expense	$2,638	$2,303
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
Interim Tax Expense
The effective tax rates on income for the three months ended March 31, 2018 and 2017 were (0.4)% and (4.3)%, respectively. The effective tax rate on income differs from the statutory rate of 0% due to tax on foreign operations, primarily the United States and the United Kingdom. We have foreign operating subsidiaries and branch operations principally located in the United States, United Kingdom, Continental Europe and Australia that are subject to federal, foreign, state and local taxes in those jurisdictions. Deferred income tax liabilities have not been accrued with respect to the undistributed earnings of our foreign subsidiaries. If the earnings were to be distributed, as dividends or other distributions, withholding taxes may be imposed by the jurisdiction of the paying subsidiary. For our U.S. subsidiaries, we have not currently accrued any withholding taxes with respect to un-remitted earnings as management has no current intention of remitting these earnings. For our United Kingdom subsidiaries, there are no withholding taxes imposed. For our other foreign subsidiaries, it would not be practicable to compute such amounts due to a variety of factors, including the amount, timing, and manner of any repatriation. Because we operate in many jurisdictions, our net earnings are subject to risk due to changing tax laws and tax rates around the world. The current, rapidly changing economic environment may increase the likelihood of substantial changes to tax laws in the jurisdictions in which we operate.
Assessment of Valuation Allowance on Deferred Tax Asset
We have estimated the future taxable income of our foreign subsidiaries and have provided a valuation allowance in respect of loss carryforwards where we do not expect to realize a benefit. We have considered all available evidence using a "more than likely than not" standard in determining the amount of the valuation allowance. During the three months ended March 31, 2018, we had no change in our assessment of our valuation allowance on deferred tax assets.
Accounting for Uncertainty in Income Taxes
There were no unrecognized tax benefits relating to uncertain tax positions as at March 31, 2018 and December 31, 2017.
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
In addition, we have entered into certain agreements with Trident with respect to Trident’s co-investments in the Atrium, Arden, and StarStone acquisitions. These include investors’ agreements and shareholders’ agreements, which provide for, among other things:  (i) our right to redeem Trident’s equity interest in the Atrium/Arden and StarStone transactions in cash at fair market value within the 90 days following September 6, 2018 and April 1, 2019, respectively, and at any time following September 6, 2020 and April 1, 2021, respectively; and (ii) Trident’s right to have its equity co-investment interests in the Atrium/Arden and StarStone transactions redeemed by us at fair market value (which we may satisfy in either cash or our ordinary shares) following September 6, 2020 and April 1, 2021, respectively. As at March 31, 2018, we have included $460.8 million (December 31, 2017: $459.6 million) as RNCI on our balance sheet relating to these Trident co-investment transactions. Pursuant to the terms of the shareholders’ agreements, Mr. Carey serves as a Trident representative on the boards of the holding companies established in connection with the Atrium/Arden and StarStone co-investment transactions. Trident also has a second representative on these boards who is a Stone Point employee.
As at March 31, 2018, we had investments in funds (carried within other investments) and registered investment companies affiliated with entities owned by Trident or otherwise affiliated with Stone Point. The fair value of the investments in the funds was $225.0 million and $255.9 million as at March 31, 2018 and December 31, 2017, respectively. The fair value of our investment in the registered investment companies was $56.7 million and $22.1 million as at March 31, 2018 and December 31, 2017, respectively. For the three months ended March 31, 2018 and 2017, we recognized net unrealized losses of $1.5 million and net unrealized gains of $7.0 million, respectively, in respect of the fund investments and net unrealized gains of $6.2 million and $5.2 million, respectively, in respect of the registered investment companies. For the three months ended March 31, 2018 and 2017, we recognized interest income of $1.1 million and $0.5 million, respectively, in respect of the registered investment companies.
We also have separate accounts, with a balance of $188.6 million and $183.4 million as at March 31, 2018 and December 31, 2017, respectively, managed by Eagle Point Credit Management and PRIMA Capital Advisors, which are affiliates of entities owned by Trident, with respect to which we incurred approximately $0.2 million and $0.1 million in management fees for the three months ended March 31, 2018 and 2017, respectively.
In addition, we are invested in funds (carried within other investments) managed by Sound Point Capital, an entity in which Mr. Carey has an indirect minority ownership interest and serves as a director. The fair value of our investments in Sound Point Capital funds was $26.9 million and $27.4 million as at March 31, 2018 and December 31, 2017, respectively. For the three months ended March 31, 2018 and 2017, we have recognized net unrealized losses of $0.5 million and net unrealized gains of $0.4 million, respectively, in respect of investments managed by Sound Point Capital.
Sound Point Capital has acted as collateral manager for certain of our direct investments in CLO equity securities. The fair value of these investments was $17.5 million and $17.8 million as at March 31, 2018 and December 31, 2017, respectively. For the three months ended March 31, 2018 and 2017, we recognized net unrealized losses of $0.2 million and $2.1 million, respectively. For the three months ended March 31, 2018 and 2017, we recognized interest income of $1.3 million and $1.2 million, respectively, in respect of these investments.
We have a separate account managed by Sound Point Capital, with a balance of $64.5 million and $63.6 million as at March 31, 2018 and December 31, 2017, respectively, with respect to which we incurred approximately $0.1 million in management fees for each of the three months ended March 31, 2018 and 2017.
CPPIB
Canada Pension Plan Investment Board ("CPPIB") owns approximately 9.1% of our voting ordinary shares and additional non-voting shares that, together with its voting ordinary shares held indirectly, represented an economic

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest of approximately 19.8% as of March 31, 2018. Poul Winslow, of CPPIB, was appointed to our Board on September 29, 2015 in connection with CPPIB's shareholder rights agreement with us. Approximately 4.5% of our voting ordinary shares are held indirectly by CPPIB through CPPIB Epsilon Ontario Limited Partnership ("CPPIB LP"). CPPIB is the sole limited partner of CPPIB LP. CPPIB Epsilon Ontario Trust ("CPPIB Trust") is the general partner of CPPIB LP, and Mr. Winslow is a trustee of CPPIB Trust. By virtue of his role as a trustee of CPPIB Trust, in its capacity as general partner of CPPIB LP, Mr. Winslow has shared voting and shared dispositive power over the shares, but has no pecuniary interest in the shares.
We also have a pre-existing reinsurance balances recoverable based on normal commercial terms from Continental Assurance Company, a company acquired by Wilton Re Ltd. ("Wilton Re"), which was carried on our balance sheet at $6.9 million and $7.0 million as at March 31, 2018 and December 31, 2017, respectively. CPPIB, together with management of Wilton Re, owns 100% of the common stock of Wilton Re.
KaylaRe
On December 15, 2016, our equity method investee, KaylaRe Holdings Ltd. ("KaylaRe"), completed an initial capital raise of $620.0 million. We own approximately 48.2% of KaylaRe's common shares. We also have a warrant to purchase up to 900,000 common shares of KaylaRe, approximately 48.2% of the outstanding warrants, exercisable upon an initial public offering or listing of KaylaRe’s common shares at an exercise price of $20.00 per share. The remaining common shares and warrants of KaylaRe are held by the Trident funds (approximately 8.0%) and HH KaylaRe Holdings, Ltd. (approximately 43.4%), an affiliate of Hillhouse Capital Management (“Hillhouse”). In addition, Hillhouse will receive warrants as consideration for investment management services provided.
We recorded the investment in KaylaRe using the equity method basis of accounting, pursuant to the conclusion that we are not required to consolidate following an analysis based on the guidance in ASC 810 - Consolidation. Our investment in the common shares and warrants of KaylaRe was carried at $320.4 million and $309.8 million in other assets on our consolidated balance sheet as at March 31, 2018 and December 31, 2017, respectively.
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
On February 2, 2018, we entered into an agreement to purchase the remaining 51.8% of KaylaRe from its existing shareholders. In exchange for the shareholdings in KaylaRe, we will issue ordinary shares with a signing date value of $398.3 million. In the transaction, Hillhouse will increase its overall economic interest in Enstar from 10.0% to 17.1% and its voting interest from 3.3% to 9.7%, and Stone Point will increase its economic interest from 6.9% to 7.6% and its voting interest from 8.2% to 9.1%. In addition, the Shareholders Agreement described above among Enstar and the other KaylaRe shareholders will be effectively terminated. The transaction is subject to regulatory approval and is expected to close in the second quarter of 2018.
Our subsidiary, Enstar Limited, acts as insurance and reinsurance manager to KaylaRe's subsidiary, KaylaRe Ltd., for which it received fee income of $1.3 million and $1.6 million during the three months ended March 31, 2018 and 2017, respectively. Affiliates of Enstar have also entered into various reinsurance agreements with KaylaRe Ltd., and KaylaRe Ltd. will also have the opportunity to participate in future Enstar legacy transactions. We also provide administrative services to KaylaRe and KaylaRe Ltd.
Through a Quota Share Agreement dated December 15, 2016 (the "KaylaRe-StarStone QS"), several of our StarStone affiliates have entered into a Quota Share Treaty with KaylaRe Ltd. pursuant to which KaylaRe Ltd. reinsures 35% of all business written by these StarStone affiliates for risks attaching from January 1, 2016, net of the StarStone affiliates’ external reinsurance programs. During the three months ended March 31, 2018 and 2017, StarStone ceded $52.7 million and $56.0 million, respectively, of premium earned, $31.5 million and $33.7 million, respectively, of net incurred losses and LAE and $18.8 million and $21.9 million, respectively, of acquisition costs to KaylaRe Ltd. under the KaylaRe-StarStone QS. As of January 1, 2018, the reinsurance of StarStone's U.S. entities was non-renewed.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, Fitzwilliam Insurance Limited ("Fitzwilliam"), one of our non-life run-off subsidiaries, ceded $177.2 million of loss reserves to KaylaRe Ltd. in 2016, on a funds held basis. Under the terms of this reinsurance agreement, Fitzwilliam is entitled to receive a profit commission calculated with reference to reserve savings made during the currency of this agreement. During the three months ended March 31, 2018 and 2017, Fitzwilliam recognized $nil and $2.7 million, respectively, of profit commission recorded as fees and commission income. Our Non-life Run-off subsidiaries did not cede any net incurred losses to KaylaRe Ltd. during the three months ended March 31, 2018 or 2017.
Our consolidated balance sheets as at March 31, 2018 (and December 31, 2017) include the following balances related to transactions between us and KaylaRe and KaylaRe Ltd.: reinsurance balances recoverable of $364.3 million (2017: $357.4 million), prepaid reinsurance premiums of $106.7 million (2017: $116.4 million), funds held of $156.4 million (2017: $174.2 million) recorded in other liabilities, insurance and reinsurance balances payable of $237.7 million (2017: $232.9 million), and ceded acquisition costs of $33.8 million (2017: $36.1 million) recorded as a reduction of deferred acquisition costs.
Hillhouse
Gaoling Fund, L.P. and YHG Investment, L.P., investment funds managed by Hillhouse Capital, collectively own approximately 3.3% of Enstar’s voting ordinary shares. These funds also own non-voting ordinary shares and warrants to purchase additional non-voting ordinary shares, which together with their voting ordinary shares, represent an approximate 10.0% economic interest in Enstar. In February 2017, Jie Liu, a Managing Director of Hillhouse Capital, was appointed to our Board. In connection with Hillhouse Capital's investment in KaylaRe, Mr. Liu also served as a director of KaylaRe until resigning from that board in connection with the transaction described above.
As at March 31, 2018 and December 31, 2017, our equity method investee, KaylaRe, had investments in a fund managed by Hillhouse with a fair value of $480.4 million and $456.7 million, respectively.
As at March 31, 2018, we had investments in each of Gaoling Fund, L.P. and China Value Fund, L.P., which are funds managed by Hillhouse, with an aggregate fair value of $212.1 million. For the three months ended March 31, 2018, we recognized net unrealized gains of $12.1 million, with respect to these investments.
Monument
On August 29, 2017, we sold our wholly-owned subsidiary Laguna to a subsidiary of Monument Insurance Group Limited ("Monument"), for a total consideration of €25.6 million (approximately $30.8 million).
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
Our investment in the common and preferred shares of Monument was carried at $20.3 million and $16.0 million in other assets on our consolidated balance sheet as at March 31, 2018 and December 31, 2017, respectively.
Clear Spring (formerly SeaBright)
Effective January 1, 2017 we sold SeaBright Insurance Company (“SeaBright Insurance”) and its licenses to Delaware Life Insurance Company ("Delaware Life"), a subsidiary of Guggenheim Partners, LLC. Following the sale, SeaBright Insurance was renamed Clear Spring Property and Casualty Company (“Clear Spring”). Clear Spring was subsequently capitalized with $56.0 million of equity, with Enstar retaining at 20% indirect equity interest in Clear Spring.
We have recorded the investment in Clear Spring using the equity method basis of accounting, pursuant to the conclusion that we are not required to consolidate following an analysis based on the guidance in ASC 810 - Consolidation. Our investment in the common shares of Clear Spring was carried at $10.3 million and $10.6 million in other assets on our consolidated balance sheet as at March 31, 2018 and December 31, 2017, respectively.
Effective January 1, 2017, StarStone National Insurance Company (“StarStone National”) entered into a quota share treaty with Clear Spring pursuant to which Clear Spring reinsures 33.3% of core workers compensation business written by StarStone National. During the three months ended March 31, 2018 and 2017, StarStone National ceded

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$7.0 million and $nil of premium earned, $5.6 million and $nil of net incurred losses and LAE and $1.8 million and $nil of acquisition costs to Clear Spring under this quota share agreement.
Our consolidated balance sheet as at March 31, 2018 and for the year ended December 31, 2017 includes the following balances related to transactions between StarStone National and Clear Spring: reinsurance balances recoverable of $14.2 million and $9.1 million, prepaid reinsurance premiums of $13.8 million and $13.7 million, ceded payable of $14.2 million and $14.0 million recorded in other liabilities, and ceded acquisition costs of $4.9 million and $3.2 million, respectively, recorded as a reduction of deferred acquisition costs.
Effective January 1, 2017, Cavello Bay entered into a quota share treaty with Clear Spring pursuant to which Cavello Bay reinsures 25% of all workers compensation business written by Clear Spring. During the three months ended March 31, 2018 and for the year ended December 31, 2017, Cavello Bay accepted $1.8 million and $3.6 million of premium earned, $1.4 million and $1.2 million of net incurred losses and LAE and $0.5 million and $1.7 million, respectively, of acquisition costs from Clear Spring under this quota share agreement.
Our consolidated balance sheet as at March 31, 2018 and for the year ended December 31, 2017 includes the following balances related to transactions between Cavello Bay and Clear Spring: losses and LAE of $3.5 million and $2.2 million, unearned reinsurance premiums of $3.5 million and $3.4 million and funds held of $6.8 million and $5.1 million, respectively.
Other
On January 6, 2018, our subsidiary committed to make a $50.0 million investment in shares of Citco III Limited ("Citco"), a fund administrator with global operations. Pursuant to an investment agreement and in consideration for participation therein, a related party of Hillhouse Capital provided investment support to our subsidiary. In a private transaction that preceded our co-investment opportunity, certain Citco shareholders, including Trident, agreed to sell all or a portion of their interests in Citco. As of March 31, 2018, Trident owned an approximate 12% interest in Citco. Mr. Carey currently serves as a director of Citco in connection with Trident's investment therein.
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
Credit risk exists in relation to reinsurance balances recoverable. We remain liable to the extent that retrocessionaires do not meet their contractual obligations and, therefore, we evaluate and monitor concentration of credit risk among our reinsurers. These amounts are discussed in Note 8 - "Reinsurance Balances Recoverable".
We are also subject to credit risk in relation to funds held by reinsured companies. Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds balance is credited with investment income and losses payable are deducted. We are subject to credit risk if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due. We routinely monitor the creditworthiness of reinsured companies with whom we have funds held arrangements. We have a significant concentration of $998.4 million to one reinsured company which has financial strength credit ratings of A+ from A.M. Best and AA from Standard & Poor's. In connection with the Neon and Novae transactions, we have recorded, in aggregate, $622.7 million as funds held, which is expected to be received in the second quarter of 2018 and subsequently invested in accordance with our investment guidelines.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We limit the amount of credit exposure to any one counterparty, and none of our counterparty credit exposures, excluding U.S. and United Kingdom government instruments and the funds held counterparty noted above, exceeded 10% of shareholders’ equity as at March 31, 2018. Our credit exposure to the U.S. and United Kingdom governments was $720.0 million and $445.6 million, respectively, as at March 31, 2018.
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
Unfunded Investment Commitments
As at March 31, 2018, we had unfunded commitments to investment funds of $212.1 million.
Guarantees
As at March 31, 2018 and December 31, 2017, parental guarantees and capital instruments supporting subsidiaries' policyholder obligations were $621.7 million and $630.7 million, respectively.
On February 8, 2018, we amended and restated the FAL Facility to issue up to $325.0 million of letters of credit, with a provision to increase the facility up to $400.0 million. The FAL Facility is available to satisfy our Funds at Lloyd’s requirements and expires in 2022.
Asbestos Personal Injury Liabilities
We acquired Dana Companies, LLC ("Dana") on December 30, 2016, as described in Note 3 - "Acquisitions" of our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017. Dana continues to process asbestos personal injury claims in the normal course of business and is separately managed.
Other liabilities included $201.4 million and $205.7 million for indemnity and defense costs for pending and future claims at March 31, 2018 and December 31, 2017, respectively, determined using standard actuarial techniques for asbestos-related exposures. Other liabilities also included $2.2 million and $2.2 million for environmental liabilities associated with Dana properties at March 31, 2018 and December 31, 2017, respectively.

Other assets included $119.6 million and $122.3 million at March 31, 2018 and December 31, 2017, respectively, for estimated insurance recoveries relating to these liabilities. The recorded asset represents our assessment of the capacity of the insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recognition of these recoveries is based on an assessment of the right to recover under the respective contracts and on the financial strength of the insurers. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if the accrued indemnity and defense costs were paid in full.

Redeemable Noncontrolling Interest

We have the right to purchase the RNCI interests from the RNCI holders at certain times in the future (each such right, a "call right"), and the RNCI holders have the right to sell their RNCI interests to us at certain times in the future (each such right, a "put right"). The RNCI rights held by Trident are described in Note 19 - "Related Party Transactions". Dowling has a right to participate if Trident exercises its put right.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. SEGMENT INFORMATION
In the second half of 2017, following the completion of the sale of our Laguna and Pavonia businesses, which significantly reduced the size of our life and annuities business, we undertook a review of our reportable segments. Following this review we determined that we have three reportable segments of business that are each managed, operated and reported on separately: (i) Non-life Run-off; (ii) Atrium; and (iii) StarStone. Our other activities, which do not qualify as a reportable segment, include our corporate expenses, debt servicing costs, holding company income and expenses, foreign exchange, our remaining life business and other miscellaneous items. The change in reportable segments had no impact on our previously reported historical consolidated financial positions, results of operations or cash flows. These segments are described in Note 1 - "Description of Business" and Note 24 - "Segment Information" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth selected and unaudited condensed consolidated statement of earnings results by segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
	Non-Life Run-Off	Atrium	StarStone	Other	Total
Gross premiums written	$7,380	$49,442	$304,989	$1,037	$362,848

Net premiums written	$100	$41,494	$180,563	$990	$223,147

Net premiums earned	$7,178	$35,223	$126,826	$992	$170,219
Net incurred losses and LAE	72,978	(17,172)	(75,340)	—	(19,534)
Life and Annuity Policy Benefits	—	—	—	46	46
Acquisition costs	(1,470)	(12,065)	(16,425)	(148)	(30,108)
Operating expenses	(38,403)	(4,177)	(34,557)	—	(77,137)
Underwriting income	40,283	1,809	504	890	43,486
Net investment income	51,651	1,185	7,701	5,782	66,319
Net realized and unrealized losses	(126,296)	(1,403)	(12,958)	(2,373)	(143,030)
Fees and commission income	4,898	3,433	—	—	8,331
Other income (expense)	17,255	64	51	(730)	16,640
Corporate expenses	(8,633)	(475)	—	(9,015)	(18,123)
Interest income (expense)	(8,530)	—	(541)	1,060	(8,011)
Net foreign exchange gains (losses)	(7,177)	(953)	1,095	1,167	(5,868)
EARNINGS (LOSS) BEFORE INCOME TAXES	(36,549)	3,660	(4,148)	(3,219)	(40,256)
INCOME TAXES	1,117	(280)	(998)	(11)	(172)
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(35,432)	3,380	(5,146)	(3,230)	(40,428)
Net (earnings) loss attributable to noncontrolling interest	(1,429)	(1,411)	2,058	—	(782)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$(36,861)	$1,969	$(3,088)	$(3,230)	$(41,210)

Underwriting ratios:
Loss ratio (1)		48.8%	59.4%
Acquisition expense ratio (1)		34.3%	13.0%
Operating expense ratio (1)		11.8%	27.2%
Combined ratio (1)		94.9%	99.6%
(1)Refer to "Underwriting Ratios" for a description of how these ratios are calculated.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2017
	Non-Life Run-Off	Atrium	StarStone	Other	Total
Gross premiums written	$983	$46,413	$226,536	$1,500	$275,432

Net premiums written	$81	$41,919	$118,866	$1,193	$162,059

Net premiums earned	$76	$32,220	$115,408	$1,194	$148,898
Net incurred losses and LAE	2,757	(12,488)	(68,161)	—	(77,892)
Life and Annuity Policy Benefits	—	—	—	301	301
Acquisition costs	(400)	(10,772)	(10,614)	965	(20,821)
Operating expenses	(29,442)	(3,407)	(34,021)	—	(66,870)
Underwriting income (loss)	(27,009)	5,553	2,612	2,460	(16,384)
Net investment income	35,729	1,124	5,449	6,437	48,739
Net realized and unrealized gains (losses)	51,558	418	6,699	(156)	58,519
Fees and commission income (expense)	8,723	3,372	1,166	(1,347)	11,914
Other income	11,928	69	46	155	12,198
Corporate expenses	(23,349)	(3,804)	—	(8,445)	(35,598)
Interest income (expense)	(6,681)	(271)	(622)	706	(6,868)
Net foreign exchange losses	(777)	(832)	(1,893)	(213)	(3,715)
EARNINGS (LOSSES) BEFORE INCOME TAXES	50,122	5,629	13,457	(403)	68,805
INCOME TAXES	(960)	(356)	4,249	(4)	2,929
NET EARNINGS (LOSSES) FROM CONTINUING OPERATIONS	49,162	5,273	17,706	(407)	71,734
NET EARNINGS FROM DISCONTINUING OPERATIONS, NET OF INCOME TAX EXPENSE	—	—	—	371	371
Net earnings attributable to noncontrolling interest	(8,009)	(2,163)	(7,253)	—	(17,425)
NET EARNINGS (LOSSES) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$41,153	$3,110	$10,453	$(36)	$54,680

Underwriting ratios:
Loss ratio (1)		38.8%	59.1%
Acquisition expense ratio (1)		33.4%	9.2%
Operating expense ratio (1)		10.6%	29.4%
Combined ratio (1)		82.8%	97.7%
(1)Refer to "Underwriting Ratios" for a description of how these ratios are calculated.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets by Segment
Invested assets are managed on a subsidiary-by-subsidiary basis, and investment income and realized and unrealized gains (losses) on investments are recognized in each segment as earned. Our total assets as at March 31, 2018 and December 31, 2017 by segment were as follows:

	March 31,	December 31,
	2018	2017
Assets by Segment:
Non-life Run-off	$12,223,923	$10,368,105
Atrium	544,458	556,637
StarStone	3,268,017	3,128,725
Other	(424,746)	(447,045)
Total assets	$15,611,652	$13,606,422

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition as at March 31, 2018 and our results of operations for the three months ended March 31, 2018 and 2017 should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2017. Some of the information contained in this discussion and analysis or included elsewhere in this quarterly report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Business Overview
We are a multi-faceted insurance group that offers innovative capital release solutions and specialty underwriting capabilities through our network of group companies in Bermuda, the United States, the United Kingdom, Continental Europe, Australia, and other international locations.
Our core focus is acquiring and managing insurance and reinsurance business in run-off. Since formation, we have completed the acquisition of over 80 insurance and reinsurance companies and portfolios of business.
We also manage specialty active underwriting businesses:

•	Atrium Underwriting Group Limited and its subsidiaries ("Atrium"), which manage and underwrite specialist insurance and reinsurance business for Lloyd’s Syndicate 609; and

•	StarStone Insurance Bermuda Limited and its subsidiaries ("StarStone"), which is an A.M. Best A- rated global specialty insurance group with multiple underwriting platforms.
We partnered with the Trident V funds ("Trident") (managed by Stone Point Capital LLC) in the acquisitions of the active underwriting businesses. Stone Point Capital is a financial services-focused private equity firm that has significant experience investing in insurance and reinsurance companies and other insurance-related businesses, which we believe is valuable in our active underwriting joint ventures. In each of the Atrium and StarStone transactions, Enstar has a 59.0% interest, Trident has a 39.3% interest, and Dowling Capital Partners, L.P. ("Dowling") has a 1.7% interest.
We have three reportable segments of business that are each managed, operated and reported upon separately: (i) Non-life Run-off; (ii) Atrium; and (iii) StarStone. For additional information relating to our segments, see "Item 1. Business - Operating Segments" in our Annual Report on Form 10-K for the year ended December 31, 2017.

Our business strategies are discussed in "Item 1. Business - Company Overview", "- Business Strategy", and "- Recent Acquisitions and Significant New Business" in our Annual Report on Form 10-K for the year ended December 31, 2017.
Key Performance Indicator
Our primary corporate objective is to grow our fully diluted book value per share. This is driven primarily by growth in our net earnings, which is in turn driven in large part by successfully completing new acquisitions, effectively managing companies and portfolios of business that we have acquired, and executing our active underwriting strategies. The drivers of our book value growth are discussed in "Item 1. Business - Business Strategy" in our Annual Report on Form 10-K for the year ended December 31, 2017.
During the three months ended March 31, 2018, our book value per share on a fully diluted basis decreased by 1.3% to $157.06 per share. The decrease was primarily due to net losses attributable to Enstar Group Limited of $41.2 million.
Current Outlook
Run-off
Our business strategy includes generating growth through acquisitions and reinsurance transactions, particularly in our Non-life Run-off segment, and during the three months ended March 31, 2018 we completed three significant reinsurance transactions with Zurich, Neon and Novae, in which we assumed aggregate gross and net reserves, including fair value adjustments, of $1,890.1 million and $1,517.3 million, respectively. As at March 31, 2018, our non-life run-off gross and net reserves were $7.5 billion and $5.7 billion, respectively, and we continue to evaluate opportunities for future growth.
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
As a result of the number of transactions we have completed over the years, our organizational structure consists of licensed entities across many jurisdictions. In managing our group, we continue to look for opportunities to simplify our legal structure by way of company amalgamations and mergers, reinsurance, or other transactions to improve capital efficiency and decrease ongoing compliance and operational costs over time. In addition, we seek to pool risk in areas where we maintain the expertise to manage such risk to achieve operational efficiencies, which allows us to most efficiently manage our assets to achieve capital diversification benefits.
Underwriting
Our underwriting results can be affected by changes in premium rates, significant losses, development of prior year loss reserves and current year underwriting margins. In general, our expectation for 2018 is that underwriting margins will be slightly higher than in 2017, with premium rates expected to be higher in certain business lines, although this impact is not expected to be significant to our overall results in 2018. We continue to see overcapacity in many markets, which can impact premium rates and/or terms and conditions. If general economic conditions worsen, a decrease in the level of economic activity may impact insurable risks and our ability to write premium that is acceptable to us. We may adjust our level of reinsurance to maintain an amount of net exposure that is aligned with our risk tolerance.
For the three months ended March 31, 2018 compared to 2017, total gross premiums written were relatively consistent in our Atrium segment and higher in our StarStone segment as we selectively grew in certain lines, which included the development of additional underwriting capabilities.
The insurance and reinsurance industry was significantly impacted by large losses in the second half of 2017, notably hurricanes Harvey, Irma and Maria, as well as the Mexico earthquake and the wildfires in California. Given the nature and complexity of these events it may take some time before the full extent of the losses is known, and the initial reported losses may develop favorably or adversely in the future. Additionally, the losses may have an impact on capacity and pricing. However, at this time we cannot estimate with any certainty whether any such impacts would be significant.
Our industry continues to experience challenging underwriting market conditions, and our strategy is to maintain our disciplined underwriting approach and strong risk management practices, which may result in us writing less premium in certain lines of business than we wrote in 2017, as we focus on growth in profitable lines of business. However, we will seek to mitigate these challenging conditions through our diversified book of business, established distribution channels and geographic reach. We will continue to seek growth in certain areas where we have identified opportunities for expansion and the opportunity for increases in premium rates.
Investments
Markets are inherently uncertain and investment performance may be impacted by changes in market volatility. We expect to maintain our investment strategy, which is to seek superior risk adjusted returns while preserving liquidity and capital and maintaining a prudent diversification of assets. We will continue allocating a portion of our portfolio to non-investment grade securities or alternative investments, in accordance with our investment guidelines, which carry significant diversification and return benefits.
Our total investment results are a significant component of earnings and are comprised of:

•
Net investment income. In a rising interest rate environment, our net investment income would improve as maturities are reinvested at higher rates. Conversely, in a declining interest rate environment, our net investment income would decline as maturities are reinvested at lower rates. All else being equal, we would also expect our net investment income to grow as total investable assets increases as we acquire more business, partially offset by reductions in the investment portfolio for paid claims. We have also been implementing strategies to increase the duration of certain investment portfolios to more closely align to the duration of our reserves.

•
Net realized and unrealized gains or losses. These arise from investments in fixed maturities, funds held, equity securities and other investments. Given the nature of our investments in fixed maturities and the average duration of our fixed maturity securities, the return of our fixed maturities investments will be impacted by changes in interest rates. In a rising rate environment, securities may experience unrealized losses prior to maturity. During the first quarter of 2018, we recognized net unrealized losses on our investments in fixed maturities of $100.3 million, primarily due to rising sovereign yields and widening credit spreads. We account for our fixed maturity securities as "trading", whereas other companies in our industry may utilize "available-for-sale" accounting. The difference is that unrealized changes on investments classified as trading are recorded through earnings, whereas unrealized changes on investments classified as available-for-sale are recorded directly to shareholders' equity. We may experience further unrealized losses on our fixed maturity investments, depending on investment conditions and general economic conditions. Unrealized amounts would only become realized in the event of a sale of the specific securities prior to maturity or a credit default. For further information on the sensitivity of our portfolio to changes in interest rates, refer to the Interest Rate Risk section within Item 3. "Quantitative and Qualitative Disclosures About Market Risk", included within this Quarterly Report on Form 10-Q. For further discussion of our investments, see "Investable Assets" below.
U.S. Taxation Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), as described in "Item 1A. Risk Factors - Risk Relating to Taxation" in our Annual Report on Form 10-K for the year ended December 31, 2017. The Tax Act makes broad changes to the U.S. tax code, some of which were applicable in 2017, while others are effective for tax years ending after December 31, 2017. The impact of the Tax Act to Enstar in 2017 was described in "Consolidated Results of Operations - Consolidated Overview" in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Brexit
There has been volatility in the financial and foreign exchange markets following the Brexit referendum on June 23, 2016, and this is expected to continue. On March 27, 2017, Article 50 of the Lisbon Treaty was triggered, which allows two years for the United Kingdom and the 27 remaining European Union members to reach an agreement with regard to the terms on which the United Kingdom will leave the European Union, subject to an extension of the two year deadline beyond March 29, 2019 being agreed between the United Kingdom and the remaining European Union members. For companies based in the United Kingdom, including certain of our active underwriting and run-off companies, there is heightened uncertainty regarding trading relationships with countries in the European Union. Both our StarStone and Atrium operations have well-diversified sources of premium, which may mitigate the potential impact of Brexit. The majority of business written in StarStone and Atrium is in U.S. dollars, so the impact of currency volatility on those segments has not been significant. In addition, StarStone already has established operations within the European Economic Area. Lloyd's has lobbied the United Kingdom's government to include the retention of passporting rights in its negotiations with the European Union, whilst also evaluating alternative models to access the markets. In the near-term, access to markets is unaffected, and all contracts entered into up until Brexit are expected to remain valid into the post-Brexit period. With specific reference to our run-off business, we are preparing to build and expand upon our existing run-off capabilities within the European Union for the purpose of receiving transfers of new run-off business. We are also investigating the post-Brexit additional requirements in each applicable state for the continued payment of policyholders’ claims in respect of the existing run-off business of our United Kingdom Non-life Run-off companies.
Recent Developments
Our transactions take the form of either acquisitions of companies or loss portfolio transfers, where a reinsurance contract transfers a portfolio of loss and loss adjustment expenses ("LAE") liabilities from a (re)insurance counterparty to an Enstar-owned reinsurer.
Zurich Australia
On February 23, 2018, we entered into a reinsurance agreement with Zurich Australian Insurance Limited, a subsidiary of Zurich Insurance Group ("Zurich") to reinsure its New South Wales Vehicle Compulsory Third Party ("CTP") insurance business. Under the agreement, which was effective as of January 1, 2018, we assumed gross loss reserves of AUD$359.4 million ($280.8 million) in exchange for a reinsurance premium consideration of AUD$343.9 million ($268.7 million). We elected the fair value option for this reinsurance contract and recorded an initial fair value adjustment of AUD$15.5 million ($12.1 million) on the assumed gross loss reserves.
Following the initial reinsurance transaction, which transferred the economics of the CTP insurance business, we and Zurich are pursuing a portfolio transfer of the CTP insurance business under Division 3A Part III of Australia's Insurance Act 1973 (Cth), which will provide legal finality for Zurich's obligations. The transfer is subject to court, regulatory and other approvals.

Neon RITC Transaction
On February 16, 2018, we closed the reinsurance-to-close ("RITC") transaction with Neon Underwriting Limited ("Neon"), under which we reinsured to close the 2015 and prior underwriting years of account (comprising underwriting years 2008 to 2015) of Neon's Syndicate 2468 with effect from January 1, 2018. We assumed gross loss reserves of £403.9 million ($546.3 million) and net loss reserves of £342.1 million ($462.6 million) relating to the portfolio in exchange for a reinsurance premium consideration £329.1 million ($445.1 million). We elected the fair value option for this reinsurance contract and recorded initial fair value adjustments of $20.6 million and $17.5 million on the gross and net loss reserves assumed, respectively.
Following the closing of the transaction, we have taken responsibility for claims handling and provided complete finality to Neon's obligations.
Novae RITC Transaction
On January 29, 2018, we entered into an RITC transaction with AXIS Managing Agency Limited, under which we reinsured to close the 2015 and prior underwriting years of account of Novae Syndicate 2007 ("Novae") with effect from January 1, 2018. We assumed gross loss reserves of £860.1 million ($1,163.2 million) and net loss reserves of £630.7 million ($853.0 million) relating to the portfolio for a reinsurance premium consideration of £594.1 million ($803.5 million). We elected the fair value option for this reinsurance contract and recorded initial fair value adjustments of $67.5 million and $49.5 million on the gross and net loss reserves assumed, respectively.
Following the closing of the transaction, we have taken responsibility for claims handling and have provided complete finality to Novae's obligations.
Businesses Sold and Held for Sale
On December 29, 2017, we completed the previously announced sale of Pavonia Holdings (US), Inc. (“Pavonia”) to Southland National Holdings, Inc. (“Southland”), a Delaware corporation and a subsidiary of Global Bankers Insurance Group, LLC. The aggregate purchase price was $120.0 million. The proceeds were used to make repayments under our revolving credit facility.
Pavonia owns Pavonia Life Insurance Company of Michigan (“PLIC MI”) and Enstar Life (US), Inc. Southland will acquire Pavonia Life Insurance Company of New York ("PLIC NY") for $13.1 million in a second closing that is expected to occur in 2018, subject to regulatory approval. The additional purchase price represents the cash consideration paid to PLIC MI when we acquired PLIC NY from PLIC MI as a result of the restructuring of the first closing of the transaction.
Other Transactions
KaylaRe
On February 2, 2018, we entered into an agreement to purchase the remaining 51.8% of KaylaRe Holdings Ltd. ("KaylaRe") from the other existing shareholders in a transaction valued at $398.3 million, as of the signing date. In exchange for the remaining shares in KaylaRe, we will issue ordinary shares. The transaction is subject to regulatory approval and is expected to close in the second quarter of 2018. For a detailed discussion of various transactions related to KaylaRe and its other shareholders, refer to Note 19 - "Related Party Transactions" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Underwriting Ratios
In presenting our results for the Atrium and StarStone segments, we discuss the loss ratio, acquisition cost ratio, operating expense ratio, and the combined ratio of our active underwriting operations within these segments. Management believes that these ratios provide the most meaningful measure for understanding our underwriting profitability. These measures are calculated using GAAP amounts presented on the unaudited condensed consolidated statements of earnings for both Atrium and StarStone.
The loss ratio is calculated by dividing net incurred losses and LAE by net premiums earned. The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned. The operating expense ratio is calculated by dividing operating expenses by net premiums earned. The combined ratio is the sum of the loss ratio, the acquisition cost ratio and the operating expense ratio.
The Atrium segment also includes corporate expenses that are not directly attributable to the underwriting results in the segment. The corporate expenses include general and administrative expenses related to amortization of the definite-lived intangible assets in the holding company, and expenses relating to Atrium Underwriters Limited ("AUL") employee salaries, benefits, bonuses and current year share grant costs. The AUL general and administrative expenses are incurred in managing the syndicate. These are principally funded by the profit commission fees earned from Syndicate 609, which is a revenue item not included in the insurance ratios.

Consolidated Results of Operations - For the Three Months Ended March 31, 2018 and 2017
The following table sets forth our unaudited condensed consolidated statements of earnings for each of the periods indicated. For a discussion of the critical accounting policies that affect the results of operations, see "Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2017, and within this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$170,219	$148,898	$21,321
Fees and commission income	8,331	11,914	(3,583)
Net investment income	66,319	48,739	17,580
Net realized and unrealized gains (losses)	(143,030)	58,519	(201,549)
Other income	16,640	12,198	4,442
	118,479	280,268	(161,789)
EXPENSES
Net incurred losses and LAE	19,534	77,892	(58,358)
Life and annuity policy benefits	(46)	(301)	255
Acquisition costs	30,108	20,821	9,287
General and administrative expenses	95,260	102,468	(7,208)
Interest expense	8,011	6,868	1,143
Net foreign exchange losses	5,868	3,715	2,153
	158,735	211,463	(52,728)
EARNINGS (LOSSES) BEFORE INCOME TAXES	(40,256)	68,805	(109,061)
INCOME TAXES	(172)	2,929	(3,101)
NET EARNINGS (LOSSES) FROM CONTINUING OPERATIONS	(40,428)	71,734	(112,162)
NET EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	—	371	(371)
Net earnings attributable to noncontrolling interest	(782)	(17,425)	16,643
NET EARNINGS (LOSSES) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$(41,210)	$54,680	$(95,890)
Highlights
Consolidated Results of Operations for the Three Months Ended March 31, 2018:

•	Consolidated net losses of $41.2 million and basic and diluted losses per ordinary share of $2.12

•	Net losses from Non-life Run-off segment of $36.9 million, including investment results

•	Net investment income of $66.3 million and net realized and unrealized losses of $143.0 million, comprised of $6.0 million of net realized losses and $137.1 million of net unrealized losses

•	Net premiums earned of $170.2 million, including $35.2 million and $126.8 million in our Atrium and StarStone segments, respectively

•	Combined ratios of 94.9% and 99.6% for the active underwriting operations within our Atrium and StarStone segments, respectively

Consolidated Financial Condition as at March 31, 2018:

•	Total investments, cash and funds held of $11,264.1 million

•	Total reinsurance balances recoverable of $2,368.7 million

•	Total assets of $15,611.7 million

•	Shareholders' equity of $3,100.0 million and redeemable noncontrolling interest of $480.8 million

•	Total gross reserves for losses and LAE of $8,986.1 million, with $1,890.1 million of gross reserves assumed in our Non-life Run-off operations during the three months ended March 31, 2018

•	Diluted book value per ordinary share of $157.06
Consolidated Overview - For the Three Months Ended March 31, 2018 and 2017
We reported consolidated net losses attributable to Enstar Group Limited shareholders of $41.2 million for the three months ended March 31, 2018, a decrease of $95.9 million from net earnings of $54.7 million for the three months ended March 31, 2017. Our first quarter results were impacted by unrealized losses on fixed maturity securities which are accounted for on a trading basis through net earnings. In addition, our results include the loss portfolio transfer reinsurance transactions that we completed in 2018 with Zurich, Neon and Novae, and during 2017 with RSA and QBE. The most significant drivers of our consolidated financial performance during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 included:

•
Non-life Run-off - Net losses attributable to the Non-life Run-off segment were $36.9 million for the three months ended March 31, 2018 compared to net earnings of $41.2 million for the three months ended March 31, 2017. The decrease in net earnings of $78.0 million was primarily due to net realized and unrealized losses of $126.3 million on the investment portfolio in the current period, partially offset by higher favorable loss reserve development and lower expenses;

•
Atrium - Net earnings were $2.0 million and $3.1 million for the three months ended March 31, 2018 and 2017, respectively. Net earnings were relatively consistent, although included a higher loss ratio in the current quarter as the prior period experienced a lower loss frequency, and lower investment results;

•
StarStone - Net losses were $3.1 million for the three months ended March 31, 2018 compared to net earnings of $10.5 million for the three months ended March 31, 2017. The decrease in net earnings was primarily attributable to net realized and unrealized losses on the investment portfolio, as discussed below, and a tax expense in 2018 compared to a tax benefit in 2017, partially offset by the allocation to noncontrolling interests;

•
Net Realized and Unrealized Losses - Net realized and unrealized losses were $143.0 million for the three months ended March 31, 2018 compared to net realized and unrealized gains of $58.5 million for the three months ended March 31, 2017. Net unrealized losses for the three months ended March 31, 2018 included net unrealized losses of $100.3 million on fixed maturities investments, which are accounted for on a trading basis through net earnings. The unrealized losses were primarily driven by increased sovereign yields and widening of corporate credit spreads in the current quarter. Many insurance companies predominantly use available-for-sale accounting where unrealized amounts are recorded directly to shareholders’ equity and therefore do not impact earnings. Unrealized amounts would only become realized in the event of a sale of the specific securities prior to maturity or a credit default.

Higher Net Investment Income - Net investment income was $66.3 million and $48.7 million for the three months ended March 31, 2018 and 2017, respectively. The increase was primarily due to an increase in average investable assets in our Non-Life Run-off segment due to the transactions noted above, higher reinvestment rates, an increase in duration, and portfolio rebalancing; and

•
Noncontrolling Interest - The net (earnings) losses attributable to noncontrolling interest are directly related to the results from those subsidiary companies in which there are either noncontrolling interests or redeemable noncontrolling interests. The net earnings attributable to noncontrolling interest were $0.8 million compared to net earnings attributable to noncontrolling interest of $17.4 million, for the three months ended March 31, 2018 and 2017, respectively. The decrease was driven by the net losses in the StarStone segment, primarily due to the net realized and unrealized investment losses in 2018 discussed above.

Results of Operations by Segment - For the Three Months Ended March 31, 2018 and 2017
We have three segments of business that are each managed, operated and reported on separately: (i) Non-life Run-off; (ii) Atrium; and (iii) StarStone. Other activities, which do not qualify as a reportable segment, are included in "Other Activities" and discussed in Note 21 - "Segment Information." For a description of our segments, see "Item 1. Business - Operating Segments" in our Annual Report on Form 10-K for the year ended December 31, 2017.
The below table provides a split by operating segment of the net earnings (losses) attributable to Enstar Group Limited:

	Three Months Ended March 31,
	2018	2017
	(in thousands of U.S. dollars)
Segment split of net earnings (losses) attributable to Enstar Group Limited:
Non-life Run-off	$(36,861)	$41,153
Atrium	1,969	3,110
StarStone	(3,088)	10,453
Other	(3,230)	(36)
Net earnings (losses) attributable to Enstar Group Limited	$(41,210)	$54,680
The following is a discussion of our results of operations by segment.
Non-life Run-off Segment
Our Non-life Run-off segment comprises the operations of our subsidiaries that are running off their property and casualty and other non-life lines of business, including the run-off business of Arden Reinsurance Company Ltd., acquired in the Atrium transaction, and StarStone. It also includes our smaller management business, which manages the run-off portfolios of third parties through our service companies. The following is a discussion and analysis of the results of operations for our Non-life Run-off segment for the three months ended March 31, 2018 and 2017, which are summarized below.

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands of U.S. dollars)
Gross premiums written	$7,380	$983	$6,397

Net premiums written	$100	$81	$19

Net premiums earned	$7,178	$76	$7,102
Net incurred losses and LAE	72,978	2,757	70,221
Acquisition costs	(1,470)	(400)	(1,070)
Operating expenses	(38,403)	(29,442)	(8,961)
Underwriting income (loss)	40,283	(27,009)	67,292
Net investment income	51,651	35,729	15,922
Net realized and unrealized gains (losses)	(126,296)	51,558	(177,854)
Fees and commission income	4,898	8,723	(3,825)
Other income	17,255	11,928	5,327
Corporate expenses	(8,633)	(23,349)	14,716
Interest expense	(8,530)	(6,681)	(1,849)
Net foreign exchange losses	(7,177)	(777)	(6,400)
EARNINGS (LOSSES) BEFORE INCOME TAXES	(36,549)	50,122	(86,671)
INCOME TAXES	1,117	(960)	2,077
NET EARNINGS (LOSSES) FROM CONTINUING OPERATIONS	(35,432)	49,162	(84,594)
Net earnings attributable to noncontrolling interest	(1,429)	(8,009)	6,580
NET EARNINGS (LOSSES) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$(36,861)	$41,153	$(78,014)

Overall Results
Three Months Ended March 31: Net losses were $36.9 million for the three months ended March 31, 2018 compared to net earnings of $41.2 million for the three months ended March 31, 2017, a decrease of $78.0 million. The decrease was primarily attributable to an increase of $177.9 million in net realized and unrealized losses, partially offset by higher favorable loss reserve development of $70.2 million and an increase in net investment income of $15.9 million.
The major components of earnings are discussed below, except for investment results which are separately discussed below in "Investable Assets."
Net Premiums Earned:
The following table shows the gross and net premiums written and earned for the Non-life Run-off segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands of U.S. dollars)
Gross premiums written	$7,380	$983	$6,397
Ceded reinsurance premiums written	(7,280)	(902)	(6,378)
Net premiums written	100	81	19

Gross premiums earned	$13,110	$1,298	$11,812
Ceded reinsurance premiums earned	(5,932)	(1,222)	(4,710)
Net premiums earned	$7,178	$76	$7,102
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
Three Months Ended March 31: Premiums written and earned in the three months ended March 31, 2018 were primarily related to the run-off business assumed as a result of the reinsurance-to-close (“RITC”) transaction with Novae. Premiums written and earned in the three months ended March 31, 2017 were primarily related to the run-off business of Sussex Insurance Company ("Sussex") and Alpha Insurance SA ("Alpha").
Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Non-life Run-off segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018			2017
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$252,583	$1	$252,584	$156,331	$241	$156,572
Net change in case and LAE reserves (1)	(123,492)	6	(123,486)	(83,134)	—	(83,134)
Net change in IBNR reserves (2)	(154,450)	339	(154,111)	(79,078)	431	(78,647)
Amortization of deferred charge	5,081	—	5,081	946	—	946
Increase (reduction) in estimates of net ultimate losses	(20,278)	346	(19,932)	(4,935)	672	(4,263)
Increase (reduction) in provisions for unallocated LAE	(14,952)	—	(14,952)	(14,365)	42	(14,323)
Amortization of fair value adjustments	2,147	—	2,147	1,347	—	1,347
Changes in fair value - fair value option	(40,241)	$—	(40,241)	14,482	—	14,482
Net incurred losses and LAE	$(73,324)	$346	$(72,978)	$(3,471)	$714	$(2,757)
(1) Net change in case and LAE reserves comprises the movement during the period in specific case reserve liabilities as a result of claims settlements or changes advised to us by our policyholders and attorneys, less changes in case reserves recoverable advised by us to our reinsurers as a result of the settlement or movement of assumed claims.
(2) Net change in IBNR reserves represents the gross change in our actuarial estimates of IBNR reserves, less amounts recoverable.
Three Months Ended March 31: The reduction in net incurred losses and LAE for the three months ended March 31, 2018 of $73.0 million included net incurred losses and LAE of $0.3 million related to current period net earned premium. Excluding current period net incurred losses and LAE of $0.3 million, the reduction in net incurred losses and LAE for the three months ended March 31, 2018 relating to prior periods was $73.3 million, which was attributable to a reduction in estimates of net ultimate losses of $20.3 million, a reduction in provisions for unallocated LAE of $15.0 million, relating to 2018 run-off activity, and a change in fair value of $40.2 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired of $2.1 million. The reduction in estimates of net ultimate losses of $20.3 million for the three months ended March 31, 2018 included a net reduction in case and IBNR reserves of $277.9 million, partially offset by net losses paid of $252.6 million and the amortization of the deferred charge of $5.1 million.
The reduction in net incurred losses and LAE for the three months ended March 31, 2017 of $2.8 million included net incurred losses and LAE of $0.7 million related to current period net earned premium, primarily for the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $0.7 million, the reduction in net incurred losses and LAE for the three months ended March 31, 2017 relating to prior periods was $3.5 million, which was attributable to a reduction in estimates of net ultimate losses of $4.9 million and a reduction in provisions for unallocated LAE of $14.4 million, relating to 2017 run-off activity, partially offset by a change in fair value of $14.5 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, and the amortization of fair value adjustments over the estimated payout period relating to companies acquired of $1.3 million. The reduction in estimates of net ultimate losses of $4.9 million for the three months ended March 31, 2017 included a net change in case and IBNR reserves of $162.2 million, partially offset by net losses paid of $156.3 million and the amortization of the deferred charge of $0.9 million.
Acquisition Costs:
Three Months Ended March 31: Acquisition costs were $1.5 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. The increase in acquisition costs for the three months ended March 31, 2018 primarily related to a profit commission adjustment on an assumed retroactive reinsurance agreement.
Fees and Commission Income:
Three Months Ended March 31: Our management companies in the Non-life Run-off segment earned fees and commission income of $4.9 million and $8.7 million for the three months ended March 31, 2018 and 2017, respectively. The $3.8 million decrease in fees and commission income is primarily related to a $2.7 million reduction in profit commission earned from KaylaRe relating to the performance of the business ceded. While our consulting subsidiaries continue to provide management and consultancy services, claims inspection services and reinsurance collection services to third-party clients in limited circumstances, the core focus of these subsidiaries is providing in-

house services to companies within the Enstar group. These internal fees are predominantly eliminated upon consolidation of our results of operations.
Other Income (Expense):
Three Months Ended March 31: For the three months ended March 31, 2018, we recorded other income of $17.3 million compared to other income of $11.9 million for the three months ended March 31, 2017. The increase of $5.3 million is primarily attributable to an increase in our share of the net earnings of our equity method investees.
General and Administrative Expenses:
General and administrative expenses consist of operating expenses and corporate expenses.

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands of U.S. dollars)
Operating expenses	$38,403	$29,442	$8,961
Corporate expenses	8,633	23,349	(14,716)
General and administrative expenses	$47,036	$52,791	$(5,755)
Three Months Ended March 31: General and administrative expenses were $47.0 million and $52.8 million for the three months ended March 31, 2018 and 2017, respectively. The decrease of $5.8 million in general and administrative expenses for the three months ended March 31, 2018 was primarily attributable to a higher bonus accrual for the three months ended March 31, 2017 as a result of higher net earnings.
Interest Expense:
Three Months Ended March 31: Interest expense was $8.5 million and $6.7 million for the three months ended March 31, 2018 and 2017, respectively. The increase in interest expense was primarily due to interest on the Senior Notes that were issued during the first quarter of 2017.
Net Foreign Exchange Losses
Three Months Ended March 31: Net foreign exchange losses were $7.2 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively. The foreign exchange losses for the three months ended March 31, 2018 arose primarily as a result of holding less British pound denominated assets than British pound denominated liabilities during a time when the pound appreciated against the U.S. dollar, and holding more Canadian dollar denominated assets than Canadian dollar denominated liabilities during a time when the Canadian dollar depreciated against the U.S. dollar.  This result is partially offset by the change in the currency translation adjustment ("CTA").
Noncontrolling Interest:
Three Months Ended March 31: The net earnings attributable to the noncontrolling interest of our Non-life Run-off segment were $1.4 million and $8.0 million for the three months ended March 31, 2018 and 2017, respectively. The decrease of $6.6 million was due primarily to the decrease in earnings for those companies where there is a noncontrolling interest. The number of subsidiaries in this segment with a noncontrolling interest remained unchanged at two as at March 31, 2018 and March 31, 2017.

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
The following is a discussion and analysis of the results of operations for our Atrium segment for the three months ended March 31, 2018 and 2017, which are summarized below.

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands of U.S. dollars)
Gross premiums written	$49,442	$46,413	$3,029

Net premiums written	$41,494	$41,919	$(425)

Net premiums earned	$35,223	$32,220	$3,003
Net incurred losses and LAE	(17,172)	(12,488)	(4,684)
Acquisition costs	(12,065)	(10,772)	(1,293)
Operating expenses	(4,177)	(3,407)	(770)
Underwriting income	1,809	5,553	(3,744)
Net investment income	1,185	1,124	61
Net realized and unrealized gains (losses)	(1,403)	418	(1,821)
Fees and commission income	3,433	3,372	61
Other income	64	69	(5)
Corporate expenses	(475)	(3,804)	3,329
Interest expense	—	(271)	271
Net foreign exchange losses	(953)	(832)	(121)
EARNINGS BEFORE INCOME TAXES	3,660	5,629	(1,969)
INCOME TAXES	(280)	(356)	76
NET EARNINGS FROM CONTINUING OPERATIONS	3,380	5,273	(1,893)
Net earnings attributable to noncontrolling interest	(1,411)	(2,163)	752
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$1,969	$3,110	$(1,141)

Underwriting ratios:
Loss ratio (1)	48.8%	38.8%	10.0%
Acquisition cost ratio (1)	34.3%	33.4%	0.9%
Operating expense ratio (1)	11.8%	10.6%	1.2%
Combined ratio (1)	94.9%	82.8%	12.1%
(1)Refer to "Underwriting Ratios" for a description of how these ratios are calculated.
Overall Results
The higher combined ratio of the Atrium segment for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily due to increases in the loss ratio. This was primarily attributable to higher favorable loss experience in the three months ended March 31, 2017 compared to loss frequency more aligned with expectations in the three months ended March 31, 2018.

Investment results are separately discussed below in "Investable Assets."

Gross Premiums Written:

The following table provides gross premiums written by line of business for the Atrium segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands of U.S. dollars)
Marine, Aviation and Transit (1)	$12,387	$12,515	$(128)
Binding Authorities (2)	17,709	15,719	1,990
Reinsurance	8,932	9,588	(656)
Accident and Health	6,140	5,261	879
Non-Marine Direct and Facultative	4,274	3,330	944
Total	49,442	46,413	3,029
(1) The Marine, Aviation and Transit line of business includes marine, upstream energy, aviation and terrorism lines previously disclosed as separate lines of business.
(2) The Binding Authorities line of business includes Liability and Property & Casualty Binding Authorities lines previously disclosed as separate lines of business.
See below for a discussion of the drivers of the change in net premiums written and earned for the three months ended March 31, 2018 and 2017.
Net Premiums Earned:
The following table provides net premiums earned by line of business for the Atrium segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands of U.S. dollars)
Marine, Aviation and Transit (1)	$7,594	$7,812	$(218)
Binding Authorities (2)	16,621	13,796	2,825
Reinsurance	3,298	3,702	(404)
Accident and Health	4,407	3,880	527
Non-Marine Direct and Facultative	3,303	3,030	273
Total	35,223	32,220	3,003
(1) The Marine, Aviation and Transit line of business includes marine, upstream energy, aviation and terrorism lines previously disclosed as separate lines of business.
(2) The Binding Authorities line of business includes Liability and Property & Casualty Binding Authorities lines previously disclosed as separate lines of business.
Three Months Ended March 31: Net premiums earned for the Atrium segment were $35.2 million and $32.2 million for the three months ended March 31, 2018 and 2017, respectively. The increase in net premiums earned was primarily due to the binding authorities business line as we continue to develop and expand our products using AU Gold, Atrium's proprietary online underwriting platform.

Net Incurred Losses and LAE:

	Three Months Ended March 31,
	2018			2017
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$10,376	$7,154	$17,530	$9,411	$4,262	$13,673
Net change in case and LAE reserves (1)	(2,384)	6,274	3,890	(3,116)	3,710	594
Net change in IBNR reserves (2)	(5,587)	3,878	(1,709)	(8,137)	6,333	(1,804)
Increase (reduction) in estimates of net ultimate losses	2,405	17,306	19,711	(1,842)	14,305	12,463
Increase (reduction) in provisions for unallocated LAE	—	—	—	(124)	116	(8)
Amortization of fair value adjustments	(2,539)	—	(2,539)	33	—	33
Net incurred losses and LAE	$(134)	$17,306	$17,172	$(1,933)	$14,421	$12,488
(1) Net change in case and LAE reserves comprises the movement during the period in specific case reserve liabilities as a result of claims settlements or changes advised to us by our policyholders and attorneys, less changes in case reserves recoverable advised by us to our reinsurers as a result of the settlement or movement of assumed claims.
(2) Net change in IBNR reserves represents the gross change in our actuarial estimates of IBNR reserves, less amounts recoverable.
Three Months Ended March 31: Net incurred losses and LAE for the three months ended March 31, 2018 and 2017 were $17.2 million and $12.5 million, respectively. Net favorable prior year loss development was $0.1 million and $1.9 million for the three months ended March 31, 2018 and 2017, respectively. Net favorable prior year loss development in the three months ended March 31, 2018 and 2017 was spread across most lines of business. Excluding prior year loss development, net incurred losses and LAE for the three months ended March 31, 2018 and 2017 were $17.3 million and $14.4 million, respectively. The increase in net incurred losses and LAE for the three months ended March 31, 2018 compared with 2017, excluding prior year loss development, was due primarily to favorable loss experience in the comparative period compared to loss frequency more in line with expectations in the three months ended March 31, 2018.
Acquisition Costs:
Three Months Ended March 31: Acquisition costs were $12.1 million and $10.8 million for the three months ended March 31, 2018 and 2017, respectively. The Atrium acquisition cost ratios were 34.3% and 33.4% for the three months ended March 31, 2018 and 2017, respectively. The increase for the three months ended March 31, 2018 was primarily due to changes in the business mix.
Operating Expenses:
Three Months Ended March 31: General and administrative expenses for the Atrium segment were $4.2 million and $3.4 million for the three months ended March 31, 2018 and 2017, respectively. The increase in operating expenses for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily due to variable compensation and other operating expenses.
Fees and Commission Income:
Three Months Ended March 31: Fees and commission income was $3.4 million for each of the three months ended March 31, 2018 and 2017. The fees primarily represent profit commission fees earned by us in relation to AUL’s management of Syndicate 609 and other underwriting consortiums.
Other Income:
Three Months Ended March 31: Other income was $0.1 million for the three months ended March 31, 2018, consistent with other income of $0.1 million for the three months ended March 31, 2017.

Corporate Expenses:
Three Months Ended March 31: Corporate expenses for the Atrium segment were $0.5 million and $3.8 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in corporate expenses for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily due to lower performance-based long term incentive compensation costs in the three months ended March 31, 2018.
Interest Expense:
Three Months Ended March 31: Interest expense was $nil and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.
Net Foreign Exchange Losses:
Three Months Ended March 31: Net foreign exchange losses for the Atrium segment of $1.0 million for the three months ended March 31, 2018 were broadly consistent with net foreign exchange losses of $0.8 million for the three months ended March 31, 2017.
Income Taxes:
Three Months Ended March 31: Income taxes for the Atrium segment of $0.3 million for the three months ended March 31, 2018 were broadly consistent with income taxes of $0.4 million for the three months ended March 31, 2017.
Noncontrolling Interest:
Three Months Ended March 31: The net earnings attributable to the noncontrolling interest in the Atrium segment were $1.4 million for the three months ended March 31, 2018, compared to $2.2 million for the three months ended March 31, 2017. The decrease in the net earnings attributable to the noncontrolling interest was due to lower earnings in the Atrium segment, as discussed above. As at March 31, 2018 and 2017, Trident and Dowling had a combined 41.03% noncontrolling interest in the Atrium segment.

StarStone Segment
The results of our StarStone segment include the results of StarStone Insurance Bermuda Limited and its subsidiaries ("StarStone") and StarStone Specialty Holdings Limited. StarStone results represent the active underwriting operations.
The following is a discussion and analysis of the results of operations for the StarStone segment for the three months ended March 31, 2018 and 2017, which are summarized below.

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands of U.S. dollars)
Gross premiums written	$304,989	$226,536	$78,453

Net premiums written	$180,563	$118,866	$61,697

Net premiums earned	$126,826	$115,408	$11,418
Net incurred losses and LAE	(75,340)	(68,161)	(7,179)
Acquisition costs	(16,425)	(10,614)	(5,811)
Operating expenses	(34,557)	(34,021)	(536)
Underwriting income	504	2,612	(2,108)
Net investment income	7,701	5,449	2,252
Net realized and unrealized gains (losses)	(12,958)	6,699	(19,657)
Fees and commission income	—	1,166	(1,166)
Other income	51	46	5
Interest expense	(541)	(622)	81
Net foreign exchange gains (losses)	1,095	(1,893)	2,988
EARNINGS (LOSSES) BEFORE INCOME TAXES	(4,148)	13,457	(17,605)
INCOME TAXES	(998)	4,249	(5,247)
NET EARNINGS (LOSSES) FROM CONTINUING OPERATIONS	(5,146)	17,706	(22,852)
Net (earnings) losses attributable to noncontrolling interest	2,058	(7,253)	9,311
NET EARNINGS (LOSSES) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$(3,088)	$10,453	$(13,541)

Underwriting ratios:
Loss ratio (1)	59.4%	59.1%	0.3%
Acquisition cost ratio (1)	13.0%	9.2%	3.8%
Operating expense ratio (1)	27.2%	29.4%	(2.2)%
Combined ratio (1)	99.6%	97.7%	1.9%

(1)	Refer to "Underwriting Ratios" for a description of how these ratios are calculated.
Overall Results
Three Months Ended March 31: Net losses were $3.1 million for the three months ended March 31, 2018 compared to net earnings of $10.5 million for the three months ended March 31, 2017, a decrease of $13.5 million. The decrease in net earnings was primarily due to net realized and unrealized losses on the investment portfolio and a tax expense in 2018 compared to a tax benefit in 2017.
The combined ratio increased to 99.6% for the three months ended March 31, 2018 as compared to 97.7% for the three months ended March 31, 2017. The increase in the combined ratio was primarily due to an increase in the acquisition cost ratio, partially offset by a decrease in the operating expense ratio. The increase of 3.8% in the acquisition cost ratio was primarily due to the changing mix of business. The decrease of 2.2% in the operating expense ratio was primarily due to an increase in net premiums earned, while expenses were generally consistent with the comparative period.
Investment results are separately discussed below in "Investable Assets."

Gross Premiums Written:

The following table provides gross premiums written by line of business for the StarStone segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands of U.S. dollars)
Casualty	$74,869	$67,031	$7,838
Marine	100,926	75,752	25,174
Property	82,242	50,257	31,985
Aerospace	10,008	9,327	681
Workers' Compensation	36,944	24,169	12,775
Total	$304,989	$226,536	$78,453
Three Months Ended March 31: Gross premiums written were $305.0 million and $226.5 million for the three months ended March 31, 2018 and 2017, respectively, an increase of $78.5 million. The property, marine and workers' compensation lines of business increased by $32.0 million, $25.2 million and $12.8 million, respectively. The increase in the property line of business was primarily due to new business opportunities through our U.S., European and Bermuda platforms. The increase in the marine line of business was primarily due to new business underwritten by teams hired in 2017 and early 2018. The property and marine lines both benefited from premium rate increases in the period. The workers' compensation line of business increased due to specific transactions through our U.S. platform.
Net Premiums Earned:
The following table provides net premiums earned by line of business for the StarStone segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands of U.S. dollars)
Casualty	$39,767	$35,709	$4,058
Marine	39,224	27,310	11,914
Property	24,192	27,720	(3,528)
Aerospace	11,608	13,473	(1,865)
Workers' Compensation	12,035	11,196	839
Total	$126,826	$115,408	$11,418
Three Months Ended March 31: Net premiums earned for the StarStone segment for the three months ended March 31, 2018 increased from 2017 by $11.4 million to $126.8 million. The increase was primarily driven by the marine line of business due to increased premiums written, as discussed above.

Net Incurred Losses and LAE:

	Three Months Ended March 31,
	2018			2017
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$87,687	$948	$88,635	$83,980	$4,216	$88,196
Net change in case and LAE reserves (1)	(14,217)	9,742	(4,475)	(24,843)	15,484	(9,359)
Net change in IBNR reserves (2)	(73,390)	64,519	(8,871)	(58,937)	48,785	(10,152)
Increase (reduction) in estimates of net ultimate losses	80	75,209	75,289	200	68,485	68,685
Increase (reduction) in provisions for unallocated LAE	(2,101)	2,293	192	(1,926)	1,925	(1)
Amortization of fair value adjustments	(141)	—	(141)	(523)	—	(523)
Net incurred losses and LAE	$(2,162)	$77,502	$75,340	$(2,249)	$70,410	$68,161
(1) Net change in case and LAE reserves comprises the movement during the period in specific case reserve liabilities as a result of claims settlements or changes advised to us by our policyholders and attorneys, less changes in case reserves recoverable advised by us to our reinsurers as a result of the settlement or movement of assumed claims.
(2) Net change in IBNR reserves represents the gross change in our actuarial estimates of IBNR reserves, less amounts recoverable.
Three Months Ended March 31: Net incurred losses and LAE for the three months ended March 31, 2018 and 2017 were $75.3 million and $68.2 million, respectively. Net favorable prior year loss development was $2.2 million for each of the three months ended March 31, 2018 and 2017, which was spread across most lines of business. Excluding prior year loss development, net incurred losses and LAE for the three months ended March 31, 2018 and 2017 were $77.5 million and $70.4 million, respectively. The increase in net incurred losses and LAE for the three months ended March 31, 2018 compared with 2017, excluding prior year loss development, was due primarily to the increase in net earned premium as the loss ratio only increased by 0.3 percentage points from 59.1% to 59.4%, primarily driven by the mix of business.
Acquisition Costs:
Three Months Ended March 31: Acquisition costs were $16.4 million and $10.6 million for the three months ended March 31, 2018 and 2017, respectively, an increase of $5.8 million. The acquisition cost ratios for the three months ended March 31, 2018 and 2017 were 13.0% and 9.2%, respectively, an increase of 3.8 percentage points primarily due to the mix of business.
Operating Expenses:
Three Months Ended March 31: Operating expenses for the three months ended March 31, 2018 and 2017 were $34.6 million and $34.0 million, respectively. The operating expense ratios for the three months ended March 31, 2018 and 2017 were 27.2% and 29.4%, respectively, a decrease of 2.2 percentage points primarily due to an increase in net earned premium while expenses were generally consistent with the comparative period.
Income Taxes:
Three Months Ended March 31: Income tax expense for the three months ended March 31, 2018 was $1.0 million compared to an income tax benefit of $4.2 million for the three months ended March 31, 2017. The income tax benefit in 2017 was primarily attributable to a reduction in valuation allowances in the U.S.
Noncontrolling Interest:
Three Months Ended March 31: The net losses attributable to the noncontrolling interest in the StarStone segment were $2.1 million for the three months ended March 31, 2018, compared to net earnings attributable to the noncontrolling interest of $7.3 million for the three months ended March 31, 2017. The net losses attributable to the noncontrolling interest for the three months ended March 31, 2018 were largely due to the net realized and unrealized losses on investments for the three months ended March 31, 2018. As at March 31, 2018 and 2017, Trident and Dowling had a combined 41.0% noncontrolling interest in the StarStone segment.

Other
Our other activities, which do not qualify as a reportable segment, include our corporate expenses, debt servicing costs, holding company income and expenses, foreign exchange, our remaining life business and other miscellaneous items. The presentation of the results of our other activities reflect the classification of Pavonia as discontinuing operations and held-for-sale. Following the sale of Pavonia and Laguna, we no longer have any annuity products and our continuing life business comprises the term life products in Alpha and the life settlements business.
The following is a discussion and analysis of our results of operations for our other activities for the three months ended March 31, 2018 and 2017, which are summarized below.

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands of U.S. dollars)
Net premiums earned	$992	$1,194	$(202)
Life and Annuity Policy Benefits	46	301	(255)
Acquisition costs	(148)	965	(1,113)
Underwriting income	890	2,460	(1,570)
Net investment income	5,782	6,437	(655)
Net realized and unrealized losses	(2,373)	(156)	(2,217)
Fees and commission income (expense)	—	(1,347)	1,347
Other income (expense)	(730)	155	(885)
Corporate expenses	(9,015)	(8,445)	(570)
Interest income (expense)	1,060	706	354
Net foreign exchange gains (losses)	1,167	(213)	1,380
EARNINGS (LOSSES) BEFORE INCOME TAXES	(3,219)	(403)	(2,816)
INCOME TAXES	(11)	(4)	(7)
NET EARNINGS (LOSSES) FROM CONTINUING OPERATIONS	(3,230)	(407)	(2,823)
NET EARNINGS FROM DISCONTINUING OPERATIONS, NET OF INCOME TAX EXPENSE	—	371	(371)
NET EARNINGS (LOSSES) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$(3,230)	$(36)	$(3,194)
Overall Results:
Net losses were $3.2 million for the three months ended March 31, 2018 compared to net losses of less than $0.1 million for the three months ended March 31, 2017, an increase in losses of $3.2 million, which primarily resulted from an increase in net realized and unrealized losses.
For the three months ended March 31, 2018 and 2017, the contribution to net earnings (losses) from our Pavonia life and annuities business, classified as discontinuing operations, was $nil and $0.4 million, respectively. For further information refer to Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinuing Operations" in the Consolidated Financial Statements within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017.
Investment results are separately discussed below in "Investable Assets."
Underwriting Income:
Three Months Ended March 31: Underwriting income was $0.9 million for the three months ended March 31, 2018, compared to $2.5 million for the three months ended March 31, 2017, a decrease of $1.6 million.

Fees and Commission Income:
Three Months Ended March 31: Fee and commission expense was $nil for the three months ended March 31, 2018, compared to $1.3 million for the three months ended March 31, 2017.

Corporate Expenses:
Three Months Ended March 31: Corporate expenses of $9.0 million in 2018 were broadly consistent with $8.4 million in 2017.

Interest Expense:
Three Months Ended March 31: Interest income was $1.1 million for the three months ended March 31, 2018, which was broadly consistent with $0.7 million for the three months ended March 31, 2017.

Net Foreign Exchange Gains (Losses):
Three Months Ended March 31: Net foreign exchange gains were $1.2 million for the three months ended March 31, 2018, compared to losses of $0.2 million for the three months ended March 31, 2017.

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
Investable assets were $11.3 billion as at March 31, 2018 as compared to $9.8 billion as at December 31, 2017, an increase of 14.9%. The increase was primarily due to the investments and funds held balance acquired in connection with the Zurich, Neon and Novae transactions.
A description of our investment strategies is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Investments" in our Annual Report on Form 10-K for the year ended December 31, 2017. In addition, during recent periods, we have been implementing strategies to selectively increase the duration in certain investment portfolios.

Composition of Investable Assets By Segment
Across all of our segments, we strive to structure our investments in a manner that recognizes our liquidity needs for future liabilities. Our remaining life subsidiary did not qualify as a reportable segment and is reflected as Other below. We consider the duration characteristics of our liabilities in determining the extent to which we correlate with assets of comparable duration depending on our other investment strategies and to the extent practicable. If our liquidity needs or general liability profile change unexpectedly, we may adjust the structure of our investment portfolio to meet our revised expectations. The following tables summarize the composition of total invested assets by segment as at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Short-term investments, trading, at fair value	$204,751	$1,965	$7,810	$—	$214,526
Fixed maturities, trading, at fair value	5,041,667	112,048	1,185,247	—	6,338,962
Fixed maturities, available-for-sale, at fair value	—	61,001	—	133,935	194,936
Equities, trading, at fair value	107,637	2,757	30,082	—	140,476
Other investments, at fair value	969,301	6,821	138,491	15,072	1,129,685
Other investments, at cost	—	—	—	117,889	117,889
Total investments	6,323,356	184,592	1,361,630	266,896	8,136,474
Cash and cash equivalents (including restricted cash and cash equivalents)	761,487	61,310	292,020	21,146	1,135,963
Funds held - directly managed	1,176,913	—	—	—	1,176,913
Funds held by reinsured companies	772,310	26,602	15,865	—	814,777
Total investable assets	$9,034,066	$272,504	$1,669,515	$288,042	$11,264,127
Duration (in years)	5.49	1.16	2.08	5.98	4.82
Average Credit Rating (1)	A+	AA-	A+	AA-	A+

	December 31, 2017
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Short-term investments, trading, at fair value	$165,388	$2,452	$12,371	$—	$180,211
Fixed maturities, trading, at fair value	4,407,094	107,083	1,181,896	—	5,696,073
Fixed maturities, available-for-sale, at fair value	44	79,246	—	130,995	210,285
Equities, trading, at fair value	97,187	2,671	6,745	—	106,603
Other investments, at fair value	732,482	6,523	159,239	15,148	913,392
Other investments, at cost	—	—	—	125,621	125,621
Total investments	5,402,195	197,975	1,360,251	271,764	7,232,185
Cash and cash equivalents (including restricted cash and cash equivalents)	868,243	51,500	264,664	28,429	1,212,836
Funds held - directly managed	1,179,940	—	—	—	1,179,940
Funds held by reinsured companies	133,731	26,646	15,006	—	175,383
Total investable assets	$7,584,109	$276,121	$1,639,921	$300,193	$9,800,344
Duration (in years)	5.67	1.86	2.33	5.52	4.98
Average Credit Rating (1)	A+	AA-	A+	AA-	A+
(1) Included in the calculation are the credit ratings of cash and cash equivalents, short-term investments, fixed maturities and funds held - directly managed at March 31, 2018 and December 31, 2017.
As at March 31, 2018 and December 31, 2017, our investment portfolio, including funds held - directly managed, had an average credit quality rating of A+. As at March 31, 2018 and December 31, 2017, our fixed maturity investments rated lower than BBB- comprised 4.6% and 5.4% of our total investment portfolio, respectively. A detailed schedule of average credit ratings by asset class as at March 31, 2018 is included in Note 4 - "Investments" and Note 5 - "Funds

Held - Directly Managed" of our unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q.
Schedules of maturities by asset class are included in Note 4 - "Investments" and Note 5 - "Funds Held - Directly Managed" of our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

Composition of Investment Portfolio By Asset Class
The following tables summarize the fair value and composition of our investment portfolio by asset class as at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Fair Value
	AAA Rated	AA Rated	A Rated	BBB Rated	Non-investment Grade	Not Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and available-for-sale
U.S. government & agency	$472,466	$589	$—	$—	$—	$—	$473,055	5.8%
Non-U.S. government	323,183	609,204	84,316	60,547	6,038	—	1,083,288	13.3%
Corporate	168,725	416,632	2,037,741	1,074,943	178,958	1,134	3,878,133	47.7%
Municipal	19,574	63,724	12,778	3,400	—	—	99,476	1.2%
Residential mortgage-backed	144,650	5,774	14,437	657	96,079	923	262,520	3.2%
Commercial mortgage-backed	211,536	47,498	72,257	53,254	7,619	14,924	407,088	5.0%
Asset-backed	264,078	41,558	76,995	71,665	89,278	1,290	544,864	6.7%
Total	1,604,212	1,184,979	2,298,524	1,264,466	377,972	18,271	6,748,424	82.9%

Equities
U.S.							102,932	1.3%
International							37,544	0.5%
Total							140,476	1.8%

Other investments
Private equity funds							246,151	3.0%
Fixed income funds							230,174	2.8%
Hedge funds							172,446	2.1%
Equity funds							399,980	4.9%
CLO equities							56,346	0.7%
CLO equity funds							11,910	0.1%
Private credit funds							4,419	0.1%
Call options on equity							7,480	0.1%
Other							779	—%
Total							1,129,685	13.8%

Other investments
Life settlements							119,500	1.5%

Total investments	$1,604,212	$1,184,979	$2,298,524	$1,264,466	$377,972	$18,271	$8,138,085	100.0%

	December 31, 2017
	Fair Value
	AAA Rated	AA Rated	A Rated	BBB Rated	Non-investment Grade	Not Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and available-for-sale
U.S. government & agency	$556,859	$1,364	$—	$—	$—	$—	$558,223	7.7%
Non-U.S. government	134,619	409,315	79,030	62,964	6,641	—	692,569	9.6%
Corporate	123,059	375,252	1,854,503	932,238	188,237	4,892	3,478,181	48.1%
Municipal	26,313	62,605	12,864	3,575	—	—	105,357	1.5%
Residential mortgage-backed	166,386	7,425	14,204	678	98,997	1,054	288,744	4.0%
Commercial mortgage-backed	222,656	38,176	77,811	59,358	9,555	13,992	421,548	5.8%
Asset-backed	272,784	43,539	68,489	69,116	88,019	—	541,947	7.4%
Total	1,502,676	937,676	2,106,901	1,127,929	391,449	19,938	6,086,569	84.1%

Equities
U.S.							106,363	1.5%
International							240	—%
Total							106,603	1.5%

Other investments
Private equity funds							289,556	4.0%
Fixed income funds							229,999	3.2%
Fixed income hedge funds							63,773	0.9%
Equity funds							249,475	3.4%
CLO equities							56,765	0.8%
CLO equity funds							12,840	0.2%
Private credit funds							10,156	0.1%
Other							828	—%
Total							913,392	12.6%

Other investments
Life settlements							131,896	1.8%

Total investments	$1,502,676	$937,676	$2,106,901	$1,127,929	$391,449	$19,938	$7,238,460	100.0%
A description of our investment valuation processes is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 6 - "Fair Value Measurements" included within Item 1 of this Quarterly Report on Form 10-Q.

The following table summarizes the composition of our top ten corporate issuers included within our fixed maturity and short-term investments as at March 31, 2018:

	Fair Value	Average Credit Rating
	(in thousands of U.S. dollars)
Lloyds Banking Group PLC	$104,300	A+
General Electric Co	90,992	A
Apple Inc	83,011	AA+
Wells Fargo & Co	79,546	A
JPMorgan Chase & Co	69,661	A-
Anheuser-Busch InBev SA/NV	64,770	A-
Morgan Stanley	60,464	A-
Bank of America Corp	53,320	A-
National Australia Bank Ltd	50,053	AAA
Citigroup Inc	49,572	A
	$705,689

Composition of Funds Held - Directly Managed by Asset Class
The following tables summarize the fair value and composition of our funds held - directly managed portfolio by asset class as at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Fair Value
	AAA Rated	AA Rated	A Rated	BBB Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity investments:
U.S. government & agency	$79,240	$—	$—	$—	$79,240	6.7%
Non-U.S. government	—	—	2,889	6,225	9,114	0.8%
Corporate	7,326	26,174	301,212	331,373	666,085	56.7%
Municipal	—	19,972	29,676	7,407	57,055	4.8%
Residential mortgage-backed	45,987	—	—	—	45,987	3.9%
Commercial mortgage-backed	197,795	6,472	1,981	—	206,248	17.5%
Asset-backed	86,901	3,699	—	—	90,600	7.7%
Total	417,249	56,317	335,758	345,005	1,154,329	98.1%
Other assets	—	—	—	—	22,584	1.9%
Total funds held - directly managed	$417,249	$56,317	$335,758	$345,005	$1,176,913	100.0%

	December 31, 2017
	Fair Value
	AAA Rated	AA Rated	A Rated	BBB Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity investments:
U.S. government & agency	$69,850	$—	$—	$—	$69,850	5.9%
Non-U.S. government	—	—	2,926	—	2,926	0.2%
Corporate	7,754	25,418	315,385	346,933	695,490	59.0%
Municipal	—	20,921	30,449	7,560	58,930	5.0%
Residential mortgage-backed	29,439	—	—	—	29,439	2.5%
Commercial mortgage-backed	202,608	6,576	2,002	—	211,186	17.9%
Asset-backed	93,849	3,716	—	—	97,565	8.3%
Total	403,500	56,631	350,762	354,493	1,165,386	98.8%
Other assets	—	—	—	—	14,554	1.2%
Total funds held - directly managed	$403,500	$56,631	$350,762	$354,493	$1,179,940	100.0%
The following table summarizes the composition of our top ten corporate issuers included within our funds held - directly managed as at March 31, 2018:

	Fair Value	Average Credit Rating
	(in thousands of U.S. dollars)
Credit Suisse Group AG	$11,130	BBB+
HSBC Holdings PLC	11,007	A
Wells Fargo & Co	10,917	A
Citigroup Inc	10,738	BBB+
Verizon Communications Inc	10,626	BBB+
UBS Group AG	10,597	A-
Morgan Stanley	10,537	A-
JPMorgan Chase & Co	10,093	A-
Barclays PLC	9,404	BBB
Oracle Corp	9,384	A+
	$104,433
Eurozone Exposure
As at March 31, 2018 and December 31, 2017, we owned $33.9 million and $26.9 million, respectively, of investments in fixed maturity securities issued by the sovereign governments of Italy, Ireland and Spain.

Investment Results - Consolidated
The following table summarizes our investment results for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
Net investment income:	(in thousands of U.S. dollars, except percentages)
Fixed maturity investments	$43,888	$30,330	$13,558
Short-term investments and cash and cash equivalents	2,082	2,640	(558)
Funds held	3,129	39	3,090
Funds held – directly managed	8,626	7,002	1,624
Investment income from fixed maturities and cash and cash equivalents	57,725	40,011	17,714
Equity securities	1,490	726	764
Other investments	3,314	3,509	(195)
Life settlements and other	6,659	6,896	(237)
Investment income from equities and other investments	11,463	11,131	332
Gross investment income	69,188	51,142	18,046
Investment expenses	(2,869)	(2,403)	(466)
Net investment income	$66,319	$48,739	$17,580

Net realized gains (losses) on sale:
Net realized gains (losses) on fixed maturity securities	$(6,977)	$(903)	$(6,074)
Net realized investment gains on equity securities, trading	903	574	329
Net realized investment gains (losses) on funds held - directly managed	96	(3,853)	3,949
Total net realized gains (losses) on sale	(5,978)	(4,182)	(1,796)
Net unrealized gains (losses):
Fixed maturity securities, trading	(100,301)	23,316	(123,617)
Equity securities, trading	3,835	8,686	(4,851)
Other investments	(9,662)	23,509	(33,171)
Change in fair value of embedded derivative on funds held – directly managed	(27,881)	6,928	(34,809)
Change in value of fair value option on funds held - directly managed	(3,043)	262	(3,305)
Total net unrealized gains (losses)	(137,052)	62,701	(199,753)
Net realized and unrealized gains (losses)	$(143,030)	$58,519	$(201,549)

Annualized Investment Book Yield
Income from cash and fixed maturities	$230,900	$160,044	$70,856
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	$9,304,308	$8,319,055	$985,253
Investment book yield	2.48%	1.92%	0.56%

Financial Statement Portfolio Return
Total financial statement return (2)	$(76,711)	$107,258	$(183,969)
Average aggregate invested assets, at fair value (1)	$10,635,330	$8,953,237	$1,682,093
Financial statement portfolio return	(0.72)%	1.20%	(1.92)%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
(2) This is the sum of net investment income and net realized and unrealized gains (losses) from our U.S. GAAP consolidated financial statements.

Three Months Ended March 31: Net investment income increased by $17.6 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to an increase of $1.0 billion in average aggregate fixed maturities and cash and cash equivalents. The increase in average aggregate fixed maturities and cash and cash equivalents was primarily due to the transactions with Zurich, Neon and Novae. The book yield increased by 56 basis points primarily due to higher reinvestment rates, an increase in duration, and portfolio rebalancing.
Net realized and unrealized losses were $143.0 million for the three months ended March 31, 2018 compared to net realized and unrealized gains of $58.5 million for the three months ended March 31, 2017, a decrease of $201.5 million. Included in net realized and unrealized losses are the following items:

•
net realized losses on sale of investments of $6.0 million for the three months ended March 31, 2018, compared to net realized losses on sale of investments of $4.2 million for the three months ended March 31, 2017, an increase in net realized losses on sale of investments of $1.8 million;

•
net unrealized losses on fixed maturity securities, trading, of $100.3 million for the three months ended March 31, 2018, compared to net unrealized gains of $23.3 million for the three months ended March 31, 2017, a decrease of $123.6 million, primarily driven by increased sovereign yields and widening of corporate credit spreads in the current period;

•
net unrealized gains on equity securities, trading, of $3.8 million for the three months ended March 31, 2018, compared to net unrealized gains of $8.7 million for the three months ended March 31, 2017, a decrease of $4.9 million, primarily driven by a general decline in equity markets in 2018;

•
negative change in fair value of other investments of $9.7 million for the three months ended March 31, 2018, compared to positive change of $23.5 million for the three months ended March 31, 2017, a decrease of $33.2 million, primarily driven by lower returns in private equities and private equity funds, fixed income funds and equity funds partially offset by higher returns in hedge funds and CLO equities; and

•
negative change in fair value of embedded derivative on funds held and negative change in fair value option on funds held of $30.9 million for the three months ended March 31, 2018, compared to positive change of $7.2 million for the three months ended March 31, 2017, a decrease of $38.1 million, primarily driven by increased sovereign yields and widening of corporate credit spreads in the current period.

Investment Results - By Segment
The following tables summarize our investment results by segment for the three months ended March 31, 2018 and 2017. These tables have been prepared on a basis consistent with the consolidated table above.

Non-life Run-off

	Three Months Ended March 31,
	2018	2017	Change
Net investment income:	(in thousands of U.S. dollars, except percentages)
Fixed maturity investments	$35,221	$23,586	$11,635
Short-term investments and cash and cash equivalents	1,561	2,219	(658)
Funds held	3,129	39	3,090
Funds held – directly managed	8,626	7,002	1,624
Investment income from fixed maturities and cash and cash equivalents	48,537	32,846	15,691
Equity securities	1,203	705	498
Other investments	3,156	3,460	(304)
Other	557	488	69
Investment income from equities and other investments	4,916	4,653	263
Gross investment income	53,453	37,499	15,954
Investment expenses	(1,802)	(1,770)	(32)
Net investment income	$51,651	$35,729	$15,922

Net realized gains (losses) on sale:
Net realized gains (losses) on fixed maturity securities	$(5,718)	$753	$(6,471)
Net realized investment gains on equity securities, trading	788	519	269
Net realized investment gains (losses) on funds held - directly managed	96	(3,853)	3,949
Total net realized gains (losses) on sale	(4,834)	(2,581)	(2,253)
Net unrealized gains (losses):
Fixed maturity securities, trading	(85,980)	20,047	(106,027)
Equity securities, trading	(568)	8,353	(8,921)
Other investments	(3,990)	18,549	(22,539)
Change in fair value of embedded derivative on funds held – directly managed	(27,881)	6,928	(34,809)
Change in value of fair value option on funds held - directly managed	(3,043)	262	(3,305)
Total net unrealized gains (losses)	(121,462)	54,139	(175,601)
Net realized and unrealized gains (losses)	$(126,296)	$51,558	$(177,854)

Annualized Investment Book Yield
Income from cash and fixed maturities	$194,148	$131,384	$62,764
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	$7,396,161	$6,409,574	$986,587
Investment book yield	2.62%	2.05%	0.57%

Financial Statement Portfolio Return
Total financial statement return (2)	$(74,645)	$87,287	$(161,932)
Average aggregate invested assets, at fair value (1)	$8,408,239	$6,713,441	$1,694,798
Financial statement portfolio return	(0.89)%	1.30%	(2.19)%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
(2) This is the sum of net investment income and net realized and unrealized gains (losses) from our U.S. GAAP consolidated financial statements.

Three Months Ended March 31: Net investment income increased by $15.9 million during 2018, primarily due to a $15.7 million increase in net investment income from fixed maturities and cash and cash equivalents, principally driven by an increase of $1.0 billion in our average aggregate fixed maturities and cash and cash equivalents. The increase in average aggregate fixed maturities and cash and cash equivalents was primarily due to the transactions with Zurich, Neon and Novae. The book yield increased by 57 basis points primarily due to higher reinvestment rates, an increase in duration, and portfolio rebalancing.
The decrease of $177.9 million in net realized and unrealized gains (losses) was comprised of:

•	net realized losses of $4.8 million in 2018, compared to net realized losses of $2.6 million in 2017, an increase in net realized losses of $2.3 million;

•
net unrealized losses on fixed maturity securities, trading, of $86.0 million in 2018, compared to net unrealized gains of $20.0 million in 2017, a decrease of $106.0 million, primarily driven by increased sovereign yields and widening of corporate credit spreads in the current period;

•
net unrealized losses on equity securities, trading, of $0.6 million in 2018, compared to net unrealized gains of $8.4 million in 2017, a decrease of $8.9 million, primarily driven by the decline in the equity markets in 2018;

•
negative change in fair value of other investments of $4.0 million in 2018, compared to positive change of $18.5 million in 2017, a decrease of $22.5 million, primarily driven by lower returns in private equities and private equity funds, fixed income funds and equity funds, partially offset by higher returns in hedge funds and CLO equities; and

•
negative change in fair value of embedded derivative on funds held and negative change in fair value option on funds held of $30.9 million in 2018, compared to positive change of $7.2 million in 2017, a decrease of $38.1 million, primarily driven by increased sovereign yields and widening of corporate credit spreads in the current period.

Atrium

	Three Months Ended March 31,
	2018	2017	Change
Net investment income:	(in thousands of U.S. dollars, except percentages)
Fixed maturity investments	$953	$645	$308
Short-term investments and cash and cash equivalents	107	76	31
Investment income from fixed maturities and cash and cash equivalents	1,060	721	339
Equity securities	13	2	11
Other	168	462	(294)
Investment income from equities and other investments	181	464	(283)
Gross investment income	1,241	1,185	56
Investment expenses	(56)	(61)	5
Net investment income	$1,185	$1,124	$61

Net realized gains (losses) on sale:
Net realized gains (losses) on fixed maturity securities	$(167)	$83	$(250)
Net realized investment gains on equity securities, trading	33	6	27
Total net realized gains (losses) on sale	(134)	89	(223)
Net unrealized gains (losses):
Fixed maturity securities, trading	(1,133)	151	(1,284)
Equity securities, trading	(73)	37	(110)
Other investments	(63)	141	(204)
Total net unrealized gains (losses)	(1,269)	329	(1,598)
Net realized and unrealized gains (losses)	$(1,403)	$418	$(1,821)

Annualized Investment Book Yield
Income from cash and fixed maturities	$4,240	$2,884	$1,356
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	$265,725	$278,501	$(12,776)
Investment book yield	1.60%	1.04%	0.56%

Financial Statement Portfolio Return
Total financial statement return (2)	$(218)	$1,542	$(1,760)
Average aggregate invested assets, at fair value(1)	$274,312	$276,195	$(1,883)
Financial statement portfolio return	(0.08)%	0.56%	(0.64)%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
(2) This is the sum of net investment income and net realized and unrealized gains (losses) from our U.S. GAAP consolidated financial statements.
Three Months Ended March 31: Atrium's net investment income was relatively consistent for the three months ended March 31, 2018 and March 31, 2017. Despite the average aggregate fixed maturities and cash and cash equivalents being lower than last year, investment results improved due to higher reinvestment rates and an increase in duration. Net realized and unrealized gains (losses) decreased by $1.8 million, primarily driven by the impact of increased sovereign yields and widening of corporate credit spreads in the current period.

StarStone

	Three Months Ended March 31,
	2018	2017	Change
Net investment income:	(in thousands of U.S. dollars, except percentages)
Fixed maturity investments	$7,364	$5,670	$1,694
Short-term investments and cash and cash equivalents	394	277	117
Investment income from fixed maturities and cash and cash equivalents	7,758	5,947	1,811
Equity securities	274	19	255
Other	622	(1)	623
Investment income from equities and other investments	896	18	878
Gross investment income	8,654	5,965	2,689
Investment expenses	(953)	(516)	(437)
Net investment income	$7,701	$5,449	$2,252

Net realized gains (losses) on sale:
Net realized investment gains (losses) on fixed maturity securities	$(1,097)	$(1,813)	$716
Net realized investment gains on equity securities, trading	83	49	34
Total net realized gains (losses) on sale	(1,014)	(1,764)	750
Net unrealized gains (losses):
Fixed maturity securities, trading	(13,188)	3,260	(16,448)
Equity securities, trading	4,476	296	4,180
Other investments	(3,232)	4,907	(8,139)
Total net unrealized gains (losses)	(11,944)	8,463	(20,407)
Net realized and unrealized gains (losses)	$(12,958)	$6,699	$(19,657)

Annualized Investment Book Yield
Income from cash and fixed maturities	$31,032	$23,788	$7,244
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	$1,487,722	$1,449,058	$38,664
Investment book yield	2.09%	1.64%	0.45%

Financial Statement Portfolio Return
Total financial statement return (2)	$(5,257)	$12,148	$(17,405)
Average aggregate invested assets, at fair value(1)	$1,654,718	$1,643,106	$11,612
Financial statement portfolio return	(0.32)%	0.74%	(1.06)%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
2) This is the sum of net investment income and net realized and unrealized gains (losses) from our U.S. GAAP consolidated financial statements.
Three Months Ended March 31: Net investment income increased by $2.3 million during 2018, primarily due to a $1.8 million increase in net investment income from fixed maturities and cash and cash equivalents. The book yield increased by 45 basis points primarily due to higher reinvestment rates and an increase in duration. The decrease in net realized and unrealized gains (losses) of $19.7 million was primarily comprised of:

•
net unrealized losses on fixed maturities, trading, of $13.2 million in 2018, compared to net unrealized gains of $3.3 million in 2017, a decrease of $16.4 million, driven by increased sovereign yields and widening of corporate credit spreads in the current period; and

•
negative change in fair value of other investments of $3.2 million in 2018, compared to positive change of $4.9 million, a decrease of $8.1 million due to lower returns on private equities, fixed income and equity funds.

Other Activities

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands of U.S. dollars)
Net investment income	$5,782	$6,437	$(655)
Net realized and unrealized losses	(2,373)	(156)	(2,217)

Financial Statement Portfolio Return
Total financial statement return (1)	3,409	6,281	(2,872)
Average aggregate invested assets, at fair value (2)	298,061	320,495	(22,434)
Financial statement portfolio return	1.14%	1.96%	(0.82)%
(1) This is the sum of net investment income and net realized and unrealized gains (losses) from our U.S. GAAP consolidated financial statements.
(2) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.

Three Months Ended March 31: Net investment income decreased by $0.7 million during the three months ended March 31, 2018 due to a decrease in earnings from life settlements. Net realized and unrealized losses increased by $2.2 million during the three months ended March 31, 2018, primarily due to impairment charges of $2.2 million on our life settlements portfolio in 2018.

Liquidity and Capital Resources
Overview
Enstar aims to generate cash flows from our insurance operations and investments, preserve sufficient capital for future acquisitions, and develop relationships with lenders who provide borrowing capacity at competitive rates.
Our capital resources as at March 31, 2018 included shareholders' equity of $3.1 billion, redeemable noncontrolling interest of $480.8 million classified as temporary equity, and debt obligations of $860.5 million. The redeemable noncontrolling interest may be settled in the future in cash or Enstar ordinary shares, at our option. Based on our current loss reserves position, our portfolios of in-force insurance and reinsurance business, and our investment positions, we believe we are well capitalized.
As at March 31, 2018, we had $652.8 million of cash and cash equivalents, excluding restricted cash that supports insurance operations, and included in this amount was $525.9 million held by foreign subsidiaries outside of Bermuda. Based on our group's current corporate structure with a Bermuda domiciled parent company and the jurisdictions in which we operate, if the cash and cash equivalents held by our foreign subsidiaries were to be distributed to us, as dividends or otherwise, such amounts would not be subject to incremental income taxes, however in certain circumstances withholding taxes may be imposed by some jurisdictions, including the United States. Based on existing tax laws, regulations and our current intentions, there was no accrual as at March 31, 2018 for any material withholding taxes on dividends or other distributions, as described in Note 18 - "Taxation" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Dividends
Enstar has not historically declared a dividend. We retain earnings and utilize distributions from our subsidiaries to invest in our business strategies. We do not currently expect to pay any dividends on our ordinary shares. Any payment of dividends must be approved by our Board of Directors. Our ability to pay dividends is subject to certain restrictions, as described in Note 22 - "Dividend Restrictions and Statutory Financial Information" in the notes to our consolidated financial statements included within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017.
Sources and Uses of Cash
Holding Company Liquidity
The potential sources of cash flows to Enstar as a holding company consist of cash flows from our subsidiaries including dividends, advances and loans, and interest income on loans to our subsidiaries. We also borrow from our credit facilities and, during 2017, we issued senior notes as described below.
We use cash to fund new acquisitions of companies and significant new business. We also utilize cash for our operating expenses associated with being a public company, and to pay interest and principal on loans from subsidiaries and debt obligations including loans under our credit facilities and our Senior Notes.
We may, from time to time, raise capital from the issuance of equity, debt or other securities as we continuously evaluate our strategic opportunities. We filed an automatic shelf registration statement on October 10, 2017 with the U.S. Securities and Exchange Commission ("SEC") to allow us to conduct future offerings of certain securities, if desired, including debt, equity and other securities.
As we are a holding company and have no substantial operations of our own, our assets consist primarily of investments in subsidiaries and our loans and advances to subsidiaries. Dividends from our insurance subsidiaries are restricted by insurance regulation.
Operating Company Liquidity
The ability to pay dividends and make other distributions is limited by the applicable laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries operate, including Bermuda, the United Kingdom, the United States, Australia and Continental Europe, which subject these subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, certain of our insurance and reinsurance subsidiaries to maintain minimum capital resources requirements and limit the amount of dividends and other payments that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments. For more information on these laws and regulations, see "Item 1. Business - Regulation" in our Annual Report on Form 10-K for the year ended December 31, 2017. As of March 31, 2018, all of our insurance and reinsurance subsidiaries’

capital resources levels were in excess of the minimum levels required. The ability of our subsidiaries to pay dividends is subject to certain restrictions, as described in Note 22 - "Dividend Restrictions and Statutory Financial Information" in the notes to our consolidated financial statements included within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017. Our subsidiaries’ ability to pay dividends and make other forms of distributions may also be limited by our repayment obligations under certain of our outstanding loan facility agreements. Variability in ultimate loss payments may also result in increased liquidity requirements for our subsidiaries.
In the Non-life Run-off segment, sources of funds primarily consist of cash and investment portfolios acquired on the completion of acquisitions and loss portfolio transfer reinsurance agreements. Cash balances acquired upon our purchase of insurance or reinsurance companies are classified as cash provided by investing activities. Cash acquired from loss portfolio transfer reinsurance agreements is classified as cash provided by operating activities. We expect to use funds acquired from cash and investment portfolios, collected premiums, collections from reinsurance debtors, fees and commission income, investment income and proceeds from sales and redemptions of investments to meet expected claims payments and operational expenses, with the remainder used for acquisitions and additional investments. In the Non-life Run-off segment, we generally expect negative operating cash flows to be met by positive investing cash flows.
In the Atrium and StarStone segments, we expect a net provision of cash from operations as investment income earned and collected premiums should generally be in excess of total net claim payments, losses incurred on earned premiums and operating expenses. However, we expect operating cash flow in these segments will be impacted by large losses such as those related to hurricanes Harvey, Irma and Maria that we experienced in the year ended December 31, 2017.
Overall, we expect our cash flows, together with our existing capital base and cash and investments acquired on the acquisition of insurance and reinsurance subsidiaries, to be sufficient to meet cash requirements and to operate our business.
Cash Flows
The following table summarizes our consolidated cash flows provided by (used in) operating, investing and financing activities for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands of U.S. dollars)
Cash provided by (used in):
Operating activities	$(74,214)	$(94,139)	$19,925
Investing activities	(230,229)	43,644	(273,873)
Financing activities	212,511	56,100	156,411
Effect of exchange rate changes on cash	15,059	(10,275)	25,334
Net decrease in cash and cash equivalents	(76,873)	(4,670)	(72,203)
Cash and cash equivalents, beginning of period	1,212,836	1,318,645	(105,809)
Cash and cash equivalents, end of period	$1,135,963	$1,313,975	$(178,012)
Details of our consolidated cash flows are included in "Item 1. Financial Statements - Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017."
2018 versus 2017: Cash and cash equivalents decreased by $76.9 million during the three months ended March 31, 2018 compared with a decrease of $4.7 million during the three months ended March 31, 2017.
For the three months ended March 31, 2018, cash and cash equivalents decreased by $76.9 million, as cash used in operating activities of $74.2 million and cash used in investing activities of $230.2 million, was partially offset by cash provided by financing activities of $212.5 million. Cash used in operations is largely a result of net paid losses in our Non-Life Run-off segment. Cash used in investing activities for the three months ended March 31, 2018 primarily related to the net subscriptions of other investments of $246.0 million. Cash provided by financing activities for the three months ended March 31, 2018 was primarily attributable to net receipt of loans of $210.8 million, which provided capital for the reinsurance transactions in the Non-life Run-off segment that were entered into in during three months ended March 31, 2018. In addition, we are also continuously seeking to deploy surplus operating cash into our investing activities.

For the three months ended March 31, 2017, cash and cash equivalents decreased by $4.7 million, as cash used in operating activities of $94.1 million and the decrease due to foreign exchange losses of $10.3 million was partially offset by cash provided by financing activities of $56.1 million and cash provided by investing activities of $43.6 million. Net cash provided by financing activities for the three months ended March 31, 2017 was primarily related to the issuance of the Senior Notes, partially offset by the utilization of proceeds to repay a portion of our revolving credit facility. Cash provided by investing activities for the three months ended March 31, 2017 primarily related to the net redemptions of other investments of $31.1 million.
Investments and Cash and Cash Equivalents
As at March 31, 2018 and December 31, 2017, we had total cash and cash equivalents, restricted cash and cash equivalents and investments of $9.3 billion and $8.4 billion, respectively. The increase is primarily related to the transactions with Zurich, Neon and Novae.
For information regarding our investments strategy, portfolio and results, refer to "Investable Assets" above.
Reinsurance Balances Recoverable
As at March 31, 2018 and December 31, 2017, we had reinsurance balances recoverable of $2.4 billion and $2.0 billion, respectively. The increase was primarily related to the transactions with Zurich, Neon and Novae.

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
Funds Held
As at both March 31, 2018 and December 31, 2017, we had funds held - directly managed of $1.2 billion. For further information regarding our funds held - directly managed, refer to Note 5 - "Funds Held - Directly Managed" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
In addition, as at March 31, 2018 and December 31, 2017, we had funds held by reinsured companies of $814.8 million and $175.4 million, respectively, which are carried at cost with a fixed crediting rate. As at March 31, 2018, in connection with the Neon and Novae transactions, we have recorded, in aggregate, $622.7 million as funds held, which is expected to be received in the second quarter of 2018 and subsequently invested in accordance with our investment guidelines.

For information regarding credit risk, refer to "Item 3. Quantitative and Qualitative Disclosures About Market Risk - Credit Risk - Funds Held" of this Quarterly Report on Form 10-Q.

Debt Obligations
We utilize debt financing and loan facilities primarily for acquisitions, significant new business and, from time to time, for general corporate purposes. For information regarding our debt arrangements, including our loan covenants, refer to Note 13 - "Debt Obligations" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. Our debt obligations as at March 31, 2018 and December 31, 2017 were $860.5 million and $646.7 million, respectively.

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
Our main facility is the Enstar Group Limited Revolving Credit Facility (the "EGL Revolving Credit Facility"), which originated on September 16, 2014 for a five-year term, and was most recently amended on March 20, 2017. This facility is among Enstar Group Limited and certain of our subsidiaries, as borrowers and as guarantors, and various financial institutions. We are permitted to borrow up to an aggregate of $831.3 million. The individual outstanding loans under the facility are short-term loans with an interest rate of LIBOR plus a margin and utilization fee as set forth in the credit facility agreement.
As at March 31, 2018 and December 31, 2017, there were borrowings of €60.0 million ($73.7 million) and €50.0 million ($60.1 million), respectively, under the EGL Revolving Credit Facility that were designated as non-derivative hedges of our net investment in certain subsidiaries whose functional currency is denominated in Euros. For the three months ended March 31, 2018 and 2017, net losses of $1.2 million and $1.1 million, respectively, arising from the translation of these Euro-denominated borrowings were deferred in the currency translation adjustment account, which is a component of accumulated other comprehensive income.
As at March 31, 2018, there was $391.5 million of available unutilized capacity under the EGL Revolving Credit Facility. Subsequent to March 31, 2018, we utilized $8.5 million and repaid $3.0 million, bringing unutilized capacity under this facility to $385.7 million.
We also have a three-year unsecured term loan (the "EGL Term Loan Facility") that was originated on November 18, 2016. As at March 31, 2018 and December 31, 2017, the outstanding principal under this facility was $73.1 million, and $74.1 million, respectively.
In June 2017, we repaid the outstanding principal on a four-year term loan we had entered into in connection with our acquisition of Sussex, and the facility was terminated.

Contractual Obligations
The following table summarizes, as at March 31, 2018, our future payments under contractual obligations and estimated payments for losses and LAE and policy benefits by expected payment date and updates the table on page 86 of our Annual Report on Form 10-K for the year ended December 31, 2017. The table excludes short-term liabilities and includes only obligations that are expected to be settled in cash.

	Total	Less than 1 Year	1 - 3 years	3 - 5 years	6 - 10 years	More than 10 Years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and LAE (1)
Asbestos	$1,883.5	$100.7	$196.2	$184.5	$335.6	$1,066.5
Environmental	186.5	25.9	44.7	34.4	41.5	40.0
General Casualty	929.3	197.9	252.0	150.5	145.0	183.9
Workers' compensation/personal accident	2,245.7	232.5	371.6	284.6	406.5	950.5
Marine, aviation and transit	442.8	89.8	121.9	72.5	79.0	79.6
Construction defect	161.7	30.0	50.0	36.7	32.8	12.2
Professional indemnity/ Directors & Officers	1,057.7	232.1	317.1	188.8	177.0	142.7
Other	1,204.3	284.4	340.0	177.3	158.3	244.3
Total Non-Life Run-off	8,111.5	1,193.3	1,693.5	1,129.3	1,375.7	2,719.7
Atrium	234.5	73.5	99.4	38.5	19.1	4.0
StarStone	1,228.3	463.6	464.5	178.4	115.7	6.1
Estimated gross reserves for losses and LAE (1)	9,574.3	1,730.4	2,257.4	1,346.2	1,510.5	2,729.8

Policy benefits for life and annuity contracts (2)	135.1	6.1	12.6	12.2	31.4	72.8
Operating lease obligations	62.6	11.3	18.9	12.8	17.9	1.7
Investing Activities
Investment commitments to private equity funds	212.1	119.8	68.5	23.8	—	—
Life settlements premium	215.3	17.0	33.4	30.8	67.7	66.4
Financing Activities
Loan repayments (including estimated interest payments)	969.5	50.3	919.2	—	—	—
Total	$11,168.9	$1,934.9	$3,310.0	$1,425.8	$1,627.5	$2,870.7

(1)
The reserves for losses and LAE represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above. The amounts in the above table represent our estimates of known liabilities as of March 31, 2018 and do not take into account corresponding reinsurance balance recoverable amounts that would be due to us. Furthermore, certain of the reserves included in the audited consolidated financial statements as of March 31, 2018 were acquired by us and initially recorded at fair value with subsequent amortization, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.

(2)
Policy benefits for life and annuity contracts recorded in our audited consolidated balance sheet as at March 31, 2018 of $116.8 million are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

In addition to the contractual obligations in the table above, we also have the right to purchase the redeemable noncontrolling interests ("RNCI") from the RNCI holders at certain times in the future (each such right, a "call right") and the RNCI holders have the right to sell their RNCI to us at certain times in the future (each such right, a "put right").

The RNCI rights are described in Note 21 - "Related Party Transactions" in the notes to our consolidated financial statements included within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017.
For additional information relating to our commitments and contingencies, see Note 20 - "Commitments and Contingencies" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
At March 31, 2018, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.
Critical Accounting Policies
Our critical accounting policies are discussed in Management's Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2017 and have not materially changed.
Cautionary Statement Regarding Forward-Looking Statements
This quarterly report and the documents incorporated by reference contain statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our financial condition, results of operations, business strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of our management, as well as the markets for our ordinary shares and the insurance and reinsurance sectors in general. Statements that include words such as "estimate," "project," "plan," "intend," "expect," "anticipate," "believe," "would," "should," "could," "seek," "may" and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. All forward-looking statements are necessarily estimates or expectations, and not statements of historical fact, reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward looking statements should, therefore, be considered in light of various important factors, including those set forth in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2017. These factors include:

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
The factors listed above should be not construed as exhaustive and should be read in conjunction with the other cautionary statements and Risk Factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2017. We undertake no obligation to publicly update or review any forward looking statement, whether to reflect any change in our expectations with regard thereto, or as a result of new information, future developments or otherwise, except as required by law.

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
We are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk. Our policies to address these risks in 2018 are not materially different than those used in 2017, other than as described herein, and, based on our current knowledge and expectations, we do not currently anticipate significant changes in our market risk exposures or in how we will manage those exposures in future reporting periods.
Interest Rate Risk
Interest rate risk is the price sensitivity of a security to changes in interest rates. Our investment portfolio and funds held - directly managed include fixed maturity and short-term investments, whose fair values will fluctuate with changes in interest rates. We attempt to maintain adequate liquidity in our fixed maturity investments portfolio with a strategy designed to emphasize the preservation of our invested assets and provide sufficient liquidity for the prompt payment of claims and contract liabilities, as well as for settlement of commutation payments. We also monitor the duration and structure of our investment portfolio.
The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, in our fixed maturity and short-term investments portfolio classified as trading and available-for-sale as at March 31, 2018 and December 31, 2017:

	Interest Rate Shift in Basis Points
As at March 31, 2018	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$7,122	$6,932	$6,748	$6,568	$6,397
Market Value Change from Base	5.5%	2.7%	—	(2.7)%	(5.2)%
Change in Unrealized Value	$374	$184	$—	$(180)	$(351)

As at December 31, 2017	-100	-50	—	+50	+100
Total Market Value	$6,438	$6,261	$6,087	$5,919	$5,760
Market Value Change from Base	5.8%	2.9%	—	(2.8)%	(5.4)%
Change in Unrealized Value	$351	$174	$—	$(168)	$(327)
The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, in our funds held - directly managed portfolio as at March 31, 2018 and December 31, 2017:

	Interest Rate Shift in Basis Points
As at March 31, 2018	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$1,233	$1,192	$1,154	$1,118	$1,084
Market Value Change from Base	6.8%	3.3%	—	(3.1)%	(6.1)%
Change in Unrealized Value	$79	$38	$—	$(36)	$(70)

As at December 31, 2017	-100	-50	—	+50	+100
Total Market Value	$1,247	$1,205	$1,165	$1,128	$1,092
Market Value Change from Base	7.0%	3.4%	—	(3.2)%	(6.3)%
Change in Unrealized Value	$82	$40	$—	$(37)	$(73)

Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities, short-term investments and funds held - directly managed may be materially different from the resulting change in value indicated in the tables above.
Credit Risk
Credit risk relates to the uncertainty of a counterparty’s ability to make timely payments in accordance with contractual terms of the instrument or contract. We are exposed to direct credit risk primarily within our portfolios of fixed maturity and short-term investments, and through customers, brokers and reinsurers in the form of premiums receivable, reinsurance balances recoverables, and funds held by reinsured companies, as discussed below.
Fixed Maturity and Short-Term Investments
As a holder of $6.7 billion of fixed maturity and short-term investments, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity investments of short-to-medium duration and mutual funds. A table of credit ratings for our fixed maturity and short-term investments is in Note 4 - "Investments" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. As at March 31, 2018, approximately 41.4% of our fixed maturity and short-term investment portfolio was rated AA or higher by a major rating agency (December 31, 2017: 40.1%), with 5.6% rated lower than BBB- (December 31, 2017: 6.4%). The portfolio as a whole had an average credit quality rating of A+ as at March 31, 2018 (December 31, 2017: A+). In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we do not believe we have significant concentrations of credit risk.
Reinsurance Balances Recoverable
We have exposure to credit risk as it relates to our reinsurance balances recoverable. Our insurance subsidiaries remain liable to the extent that retrocessionaires do not meet their contractual obligations and, therefore, we evaluate and monitor concentration of credit risk among our reinsurers. A discussion of our reinsurance balances recoverable is in Note 8 - "Reinsurance Balances Recoverable" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
As at March 31, 2018 and December 31, 2017, our reinsurance balances recoverable included $364.3 million and $357.4 million, respectively, due from a related party and equity method investee, KaylaRe Ltd., amongst other balances, as discussed in Note 19 - "Related Party Transactions" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Funds Held

Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds balance is credited with investment income and losses payable are deducted. We are subject to credit risk if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due. Our funds held are shown under two categories on the consolidated balance sheets, where funds held upon which we receive the underlying portfolio economics are shown as "Funds held - directly managed", and funds held where we receive a fixed crediting rate are shown as "Funds held by reinsured companies". Both types of funds held are subject to credit risk. We routinely monitor the creditworthiness of reinsured companies with whom we have funds held arrangements. As at March 31, 2018 we have a significant concentration of $998.4 million to one reinsured company which has financial strength credit ratings of A+ from A.M. Best and AA from Standard & Poor's. In connection with the Neon and Novae transactions, we have recorded, in aggregate, $622.7 million as funds held, which is expected to be received in the second quarter of 2018 and subsequently invested in accordance with our investment guidelines.

Equity Price Risk
Our portfolio of equity investments, including the equity funds and call options on equities included in other investments and other assets (collectively, "equities at risk"), has exposure to equity price risk, which is the risk of potential loss in fair value resulting from adverse changes in stock prices. Our global equity portfolio is correlated with a blend of the S&P 500 and MSCI World indices, and changes in this blend of indices would approximate the impact on our portfolio. The fair value of our equities at risk at March 31, 2018 was approximately $794.1 million (December 31, 2017: $645.6 million). At March 31, 2018, the impact of a 10% decline in the overall market prices of our equities at risk would be approximately $79.4 million (December 31, 2017: $64.6 million), on a pre-tax basis.
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
Through our subsidiaries located in various jurisdictions, we conduct our insurance and reinsurance operations in a variety of non-U.S. currencies. The functional currency for the majority of our subsidiaries is the U.S. dollar. Fluctuations in foreign currency exchange rates relative to a subsidiary's functional currency will have a direct impact on the valuation of our assets and liabilities denominated in other currencies. All changes in foreign exchange rates, with the exception of non-U.S. dollar denominated investments classified as available-for-sale, are recognized in foreign exchange gains (losses) in our unaudited condensed consolidated statements of earnings. Changes in foreign exchange rates relating to non-U.S. dollar denominated investments classified as available-for-sale are recorded in unrealized gains (losses) on investments, which is a component of accumulated other comprehensive income (loss) in shareholders’ equity.
We have exposure to foreign currency risk through our ownership of European, British and Australian subsidiaries whose functional currencies are the Euro, British pound and Australian dollar, respectively. The foreign exchange gain or loss resulting from the translation of their financial statements from functional currency into U.S. dollars is recorded in the currency translation adjustment account, which is a component of accumulated other comprehensive income (loss) in shareholders’ equity. During the three months ended March 31, 2018, we increased our borrowing of Euros under the EGL Revolving Credit Facility from €50 million to €60 million, to hedge the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currency is denominated in Euros. During the three months ended March 31, 2018, we utilized forward exchange contracts to hedge the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currencies are denominated in Australian dollars. The loan and the forward contracts are discussed in Note 13 - "Debt Obligations" and Note 7 - "Derivative Instruments", respectively, in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report. We utilized hedge accounting to record the foreign exchange gain or loss on these instruments in the currency translation account.
In addition, we also have exposure to foreign currency risk through our investment and run-off portfolios and from time to time, we may utilize foreign currency forward contracts to hedge these foreign currency exposures in British pounds, Canadian dollars and Euros, which were not designated for hedge accounting.
The table below summarizes our net exposures to foreign currencies as at March 31, 2018 and December 31, 2017:

As at March 31, 2018	GBP	EUR	AUD	CAD	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$(55.3)	$10.2	$(1.5)	$95.1	$(0.2)	$48.3

Pre-tax impact of a 10% movement of the U.S. dollar(1)	$(5.5)	$1.0	$(0.2)	$9.5	$—	$4.8

As at December 31, 2017	GBP	EUR	AUD	CAD	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$7.0	$11.0	$(2.1)	$(3.4)	$3.7	$16.2

Pre-tax impact of a 10% movement of the U.S. dollar(1)	$0.7	$1.1	$(0.2)	$(0.3)	$0.4	$1.6

(1)	Assumes 10% change in the U.S. dollar relative to other currencies

Effects of Inflation
We do not believe that inflation has had or will have a material effect on our consolidated results of operations; however, the actual effects of inflation on our results cannot be accurately known until claims are ultimately resolved. Inflation may affect the value of our assets, as well as our liabilities including losses and LAE by causing the cost of claims to rise in the future. Although loss reserves are established to reflect likely loss settlements at the date payment is made, we would be subject to the risk that inflation could cause these costs to increase above established reserves.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as at March 31, 2018. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of legal proceedings, see Note 20 - "Commitments and Contingencies" in the notes to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Our results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. The risk factors identified therein have not materially changed.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about ordinary shares acquired by the Company during the three months ended March 31, 2018, which were shares withheld from employees in order to facilitate the payment of withholding taxes on restricted shares. The Company does not have a share repurchase program.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Program
January 1, 2018 - January 31, 2018	862	$200.75	—	—
February 1, 2018 - February 28, 2018	—	$—	—	—
March 1, 2018 - March 31, 2018	2,304	$210.25	—	—
Total	3,166		—	—

(1)
Consists of shares withheld from employees in order to facilitate the payment of withholding taxes on restricted shares granted pursuant to our equity incentive plan. The price for the shares is their fair market value, as determined by reference to the closing price of our ordinary shares on the vesting date.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K/A filed on May 2, 2011).

3.2	Fourth Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.2(b) of the Company’s Form 10-Q filed on August 11, 2014).

3.3	Certificate of Designations of Series C Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 17, 2016).

10.1+	Employment Agreement, dated December 28, 2017, by and between Enstar Group Limited and Guy T.A. Bowker (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 4, 2018).

10.2
Exchange Agreement, dated as of February 2, 2018, by and among Enstar Group Limited, KaylaRe Holdings, Ltd., HH KaylaRe Holdings, Ltd., Hillhouse Fund III, L.P., Trident V, L.P., Trident V Parallel Fund, L.P, Trident V Professionals Fund, L.P., Souris Partners and Cavello Bay Reinsurance Limited (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 8, 2018).

12.1*	Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files.
________________________________
*     filed herewith
** furnished herewith
+     denotes management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2018.

ENSTAR GROUP LIMITED

By:	/S/ GUY BOWKER
Guy Bowker Chief Financial Officer, Authorized Signatory, Principal Financial Officer and Principal Accounting Officer