Form 10-Q
period 2018-06-30
Enstar Group LTD
filed 2018-08-02
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As at July 30, 2018, the registrant had outstanding 17,947,289 voting ordinary shares and 3,509,682 non-voting convertible ordinary shares, each par value $1.00 per share.

Enstar Group Limited
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2018

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2018 (unaudited) and December 31, 2017

	June 30, 2018	December 31, 2017
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$259,396	$180,211
Fixed maturities, trading, at fair value	6,428,929	5,696,073
Fixed maturities, available-for-sale, at fair value (amortized cost: 2018 — $168,565; 2017 — $208,097)	169,321	210,285
Equities, trading, at fair value	130,404	106,603
Other investments, at fair value	1,768,333	913,392
Other investments, at cost	—	125,621
Total investments	8,756,383	7,232,185
Cash and cash equivalents	819,709	955,150
Restricted cash and cash equivalents	363,884	257,686
Funds held - directly managed	1,229,896	1,179,940
Premiums receivable	573,773	425,702
Deferred tax assets	13,230	13,001
Prepaid reinsurance premiums	196,052	245,101
Reinsurance balances recoverable	1,157,438	1,478,806
Reinsurance balances recoverable, at fair value	837,373	542,224
Funds held by reinsured companies	259,432	175,383
Deferred acquisition costs	128,781	64,984
Goodwill and intangible assets	219,865	180,589
Other assets	647,396	831,320
Assets held for sale	—	24,351
TOTAL ASSETS	$15,203,212	$13,606,422

LIABILITIES
Losses and loss adjustment expenses	$5,387,021	$5,603,419
Losses and loss adjustment expenses, at fair value	3,221,366	1,794,669
Policy benefits for life and annuity contracts	108,963	117,207
Unearned premiums	754,046	583,197
Insurance and reinsurance balances payable	354,100	236,697
Deferred tax liabilities	14,983	15,262
Debt obligations	439,610	646,689
Other liabilities	524,882	972,457
Liabilities held for sale	—	11,271
TOTAL LIABILITIES	10,804,971	9,980,868

COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	471,093	479,606

SHAREHOLDERS’ EQUITY
Ordinary shares (par value $1 each, issued and outstanding 2018: 21,439,272; 2017: 19,406,722):
Voting Ordinary shares (issued and outstanding 2018: 17,929,590; 2017: 16,402,279)	17,930	16,402
Non-voting convertible ordinary Series C Shares (issued and outstanding 2018 and 2017: 2,599,672)	2,600	2,600
Non-voting convertible ordinary Series E Shares (issued and outstanding 2018: 910,010 and 2017: 404,771)	910	405
Preferred Shares:
Series C Preferred Shares (issued and held in treasury 2018 and 2017: 388,571)	389	389
Series D Preferred Shares (issued and outstanding 2018: 16,000)	400,000	—
Treasury shares, at cost (Series C Preferred shares 2018 and 2017: 388,571)	(421,559)	(421,559)
Additional paid-in capital	1,808,063	1,395,067
Accumulated other comprehensive income	10,604	10,468
Retained earnings	2,098,484	2,132,912
Total Enstar Group Limited Shareholders’ Equity	3,917,421	3,136,684
Noncontrolling interest	9,727	9,264
TOTAL SHAREHOLDERS’ EQUITY	3,927,148	3,145,948
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	$15,203,212	$13,606,422

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three and Six Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$228,812	$155,571	$399,031	$304,469
Fees and commission income	8,352	18,667	16,683	30,581
Net investment income	66,469	49,417	132,788	98,156
Net realized and unrealized gains (losses)	(54,418)	51,877	(197,448)	110,396
Other income	6,294	10,856	22,934	23,054
	255,509	286,388	373,988	566,656
EXPENSES
Net incurred losses and loss adjustment expenses	92,819	9,620	112,353	87,512
Life and annuity policy benefits	(160)	4,289	(206)	3,988
Acquisition costs	53,334	30,355	83,442	51,176
General and administrative expenses	102,612	106,490	197,872	208,958
Interest expense	8,922	7,573	16,933	14,441
Net foreign exchange gains (losses)	(5,519)	7,122	349	10,837
Loss on sale of subsidiary	—	9,609	—	9,609
	252,008	175,058	410,743	386,521
EARNINGS (LOSS) BEFORE INCOME TAXES	3,501	111,330	(36,755)	180,135
INCOME TAXES	(3,646)	(4,731)	(3,818)	(1,802)
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(145)	106,599	(40,573)	178,333
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(4,871)	—	(4,500)
NET EARNINGS (LOSS)	(145)	101,728	(40,573)	173,833
Net loss (earnings) attributable to noncontrolling interest	8,389	(11,542)	7,607	(28,967)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$8,244	$90,186	$(32,966)	$144,866

Earnings (Loss) per ordinary share attributable to Enstar Group Limited:
Basic:
Net earnings (loss) from continuing operations	$0.40	$4.90	$(1.65)	$7.71
Net loss from discontinued operations	—	(0.25)	—	(0.23)
Net earnings (loss) per ordinary share	$0.40	$4.65	$(1.65)	$7.48
Diluted:
Net earnings (loss) from continuing operations	$0.40	$4.87	$(1.65)	$7.66
Net loss from discontinued operations	—	(0.25)	—	(0.23)
Net earnings (loss) per ordinary share	$0.40	$4.62	$(1.65)	$7.43
Weighted average ordinary shares outstanding:
Basic	20,462,788	19,387,650	19,938,815	19,381,225
Diluted	20,671,232	19,511,429	20,140,367	19,506,077
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(expressed in thousands of U.S. dollars)
NET EARNINGS (LOSS)	$(145)	$101,728	$(40,573)	$173,833
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on fixed income investments arising during the period	(1,351)	1,693	(1,697)	2,379
Reclassification adjustment for net realized gains (losses) included in net earnings	21	(102)	51	(251)
Unrealized gains (losses) arising during the period, net of reclassification adjustments	(1,330)	1,591	(1,646)	2,128
Change in currency translation adjustment	176	2,315	1,401	4,257
Total other comprehensive income (loss)	(1,154)	3,906	(245)	6,385
Comprehensive income (loss)	(1,299)	105,634	(40,818)	180,218
Comprehensive (income) loss attributable to noncontrolling interest	8,745	(12,333)	7,989	(30,415)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$7,446	$93,301	$(32,829)	$149,803
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017
	(expressed in thousands of U.S. dollars)
Share Capital — Voting Ordinary Shares
Balance, beginning of period	$16,402	$16,175
Issue of shares	1,528	19
Conversion of Series C Non-Voting Convertible Ordinary Shares	—	192
Balance, end of period	$17,930	$16,386
Share Capital — Series C Non-Voting Convertible Ordinary Shares
Balance, beginning of period	$2,600	$2,792
Conversion to Ordinary Shares	—	(192)
Balance, end of period	$2,600	$2,600
Share Capital — Series E Non-Voting Convertible Ordinary Shares
Balance, beginning of period	$405	$405
Issue of shares	505	—
Balance, beginning and end of period	$910	$405
Share Capital — Series C Convertible Participating Non-Voting Perpetual Preferred Shares
Balance, beginning and end of period	$389	$389
Share Capital — Series D Perpetual Noncumulative Preferred Shares
Balance, beginning of period	$—	$—
Issue of shares	400,000	—
Balance, end of period	$400,000	$—
Treasury Shares (Series C Preferred shares)
Balance, beginning and end of period	$(421,559)	$(421,559)
Additional Paid-in Capital
Balance, beginning of period	$1,395,067	$1,380,109
Issue of voting ordinary shares	413,204	66
Issuance costs of preferred shares	(10,518)	—
Amortization of share-based compensation	10,310	6,157
Balance, end of period	$1,808,063	$1,386,332
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$10,468	$(23,549)
Currency translation adjustment
Balance, beginning of period	11,171	(18,993)
Change in currency translation adjustment	1,410	4,253
Balance, end of period	12,581	(14,740)
Defined benefit pension liability
Balance, beginning and end of period	(3,143)	(4,644)
Unrealized gains (losses) on available-for-sale investments
Balance, beginning of period	2,440	88
Change in unrealized gains (losses) on available-for-sale investments	(1,274)	685
Balance, end of period	1,166	773
Balance, end of period	$10,604	$(18,611)
Retained Earnings
Balance, beginning of period	$2,132,912	$1,847,550
Net earnings (losses) attributable to Enstar Group Limited	(32,966)	144,866
Accretion of redeemable noncontrolling interests to redemption value	111	(1,015)
Cumulative effect of change in accounting principle	(1,573)	4,882
Balance, end of period	$2,098,484	$1,996,283
Noncontrolling Interest (excludes Redeemable Noncontrolling Interest)
Balance, beginning of period	$9,264	$8,520
Contribution of capital	49	—
Net earnings attributable to noncontrolling interest	414	898
Balance, end of period	$9,727	$9,418

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings (loss)	$(40,573)	$173,833
Net loss from discontinued operations	—	4,500
Adjustments to reconcile net earnings (losses) to cash flows used in operating activities:
Realized losses (gains) on sale of investments	7,661	(74)
Unrealized losses (gains) on investments	143,817	(88,304)
Other non-cash items	10,626	5,352
Depreciation and other amortization	17,593	18,797
Net change in trading securities held on behalf of policyholders	—	25,597
Sales and maturities of trading securities	1,983,155	2,225,349
Purchases of trading securities	(2,834,926)	(3,616,862)
Net loss on sale of subsidiary	—	9,609
Changes in:
Reinsurance balances recoverable	(339,827)	(570,731)
Funds held by reinsured companies	(134,005)	(212,927)
Losses and loss adjustment expenses	1,209,709	1,646,721
Policy benefits for life and annuity contracts	(5,059)	64
Insurance and reinsurance balances payable	117,741	75,890
Unearned premiums	170,849	39,739
Other operating assets and liabilities	(419,311)	898
Net cash flows used in operating activities	(112,550)	(262,549)
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	5,657	—
Sales and maturities of available-for-sale securities	44,112	45,932
Purchase of available-for-sale securities	(9,226)	(162)
Purchase of other investments	(462,336)	(67,516)
Redemption of other investments	324,633	152,650
Other investing activities	(7,841)	(9,708)
Net cash flows provided by (used in) investing activities	(105,001)	121,196
FINANCING ACTIVITIES:
Issuance of preferred shares, net of issuance costs	389,482	—
Contribution by noncontrolling interest	49	—
Dividends paid to noncontrolling interest	—	(27,458)
Receipt of loans	374,069	489,100
Repayment of loans	(578,062)	(528,500)
Net cash flows provided by (used in) financing activities	185,538	(66,858)
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	2,770	636
NET DECREASE IN CASH AND CASH EQUIVALENTS	(29,243)	(207,575)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,212,836	1,318,645
CHANGE IN CASH OF BUSINESSES HELD FOR SALE	—	(6,319)
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,183,593	$1,104,751

Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$13,928	$6,538
Interest paid	$16,247	$8,959

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	819,709	681,068
Restricted cash and cash equivalents	363,884	423,683
Cash, cash equivalents and restricted cash	$1,183,593	$1,104,751

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 and December 31, 2017
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
We adopted ASU 2016-01 on January 1, 2018 using the modified retrospective approach and recorded a cumulative-effect adjustment of $1.6 million to reduce opening retained earnings for certain of our other investments that were previously classified as available-for-sale securities and for which changes in fair value were previously

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in accumulated other comprehensive income. We also adopted ASU 2018-03 following our adoption of ASU 2016-01 and this adoption did not have any impact on our consolidated financial statements and related disclosures.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
Note 2 - "Significant Accounting Policies" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017 describes accounting pronouncements that were not adopted as of December 31, 2017. Those pronouncements are not yet adopted unless discussed above in "New Accounting Standards Adopted in 2018." In addition, the following relevant pronouncements were issued during the six months ended June 30, 2018 or thereafter and are yet to be adopted.
ASU 2018-11, Targeted Improvements to ASC 842 - Leases and ASU 2018-10, Codification Improvements to ASC 842 - Leases

In July 2018, the FASB issued ASU 2018-11, which adds a transition option for all entities and a practical expedient only for lessors to the ASU 2016-02 - Leases guidance initially issued by the FASB in February 2016 and codified in ASC 842. The transition option which we will elect, allows entities to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. Under the transition option, entities can opt to continue to apply the legacy guidance in ASC 840 - Leases, including its disclosure requirements, in the comparative periods presented in the year they adopt the new leases standard. This means that entities that elect this option will only provide annual disclosures for the comparative periods because ASC 840 does not require interim disclosures. Entities that elect this transition option will still be required to adopt the new leases standard using the modified retrospective transition method required by the standard, but they will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The practical expedient provides lessors with an option to not separate the non-lease components from the associated lease components when certain criteria are met and requires them to account for the combined component in accordance with the revenue recognition standard in ASC 606 if the associated non-lease components are the predominant components.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2018, the FASB also issued ASU 2018-10, which clarifies how to apply certain aspects of ASC 842. The amendments in the ASU address a number of issues in the new leases guidance, including (a) the rate implicit in the lease, (b) impairment of the net investment in the lease, (c) lessee reassessment of lease classification, (d) lessor reassessment of lease term and purchase options, (e) variable payments that depend on an index or rate, and (f) certain transition adjustments.

The amendments arising from both ASU 2018-11 and ASU 2018-10 have the same effective date and transition requirements as ASC 842, which we expect to adopt on January 1, 2019, when it becomes effective. Our implementation of the new leases standard taking into account these amendments to the guidance is ongoing, however we do not anticipate that the adoption of ASU 2016-02 and the amendments in ASU 2018-11 and ASU 2018-10 will have a material impact on our consolidated financial statements and related disclosures.

ASU 2018-09, Codification Improvements

In July 2018, the FASB issued ASU 2018-09, which affects a wide variety of Topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. The amendments in the ASU represent changes that clarify, correct errors in, or make minor improvements to the Codification. Ultimately, the amendments make the Codification easier to understand and apply by eliminating inconsistencies and providing clarifications. Some of the amendments in this ASU do not require transition guidance and are effective upon issuance of the ASU, while many of the amendments have transition guidance with effective dates for annual periods beginning after December 15, 2018. The adoption of the amendments in this ASU are not expected to have a material impact on our consolidated financial statements and related disclosures.

2. ACQUISITIONS
Overview
On May 14, 2018, the Company completed the previously announced transaction to acquire all of the outstanding shares and warrants of KaylaRe Holdings, Ltd. ("KaylaRe"). In consideration for the acquired shares and warrants of KaylaRe, the Company issued an aggregate of 2,007,017 ordinary shares to the shareholders of KaylaRe, comprising 1,501,778 voting ordinary shares and 505,239 Series E non-voting ordinary shares. Effective May 14, 2018, we consolidated KaylaRe into our consolidated financial statements, and any balances between KaylaRe and Enstar are now eliminated upon consolidation.
The completion of the KaylaRe transaction enhanced our group capital position and enabled the Company to assume full ownership of another platform from which we can provide non-life run-off solutions to our clients.
Refer to Note 20 - "Related Party Transactions" for additional information relating to KaylaRe.

Purchase Price
The components of the consideration paid to acquire all of the outstanding shares and warrants of KaylaRe were as follows:

Fair value of Enstar ordinary shares issued	$414,750
Fair value of previously held equity method investment	336,137
Adjustment for the fair value of preexisting relationships	37,169
Total purchase price	$788,056
Net assets acquired at fair value (excluding preexisting relationships)	$746,320
Excess of purchase price over fair value of net assets acquired	$41,736
The purchase price was allocated to the acquired assets and liabilities of KaylaRe based on their estimated fair values at the acquisition date. We recognized goodwill of $41.7 million on the transaction, primarily attributable to (i) the capital synergies from integrating KaylaRe into our group capital structure, (ii) investment management capabilities on a total return basis, and (iii) the incremental acquired capital to be utilized for future non-life run-off transactions.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Enstar Ordinary Shares Issued
The fair value of the Enstar ordinary shares issued was based on the closing price of $206.65 as at May 14, 2018, the date the transaction closed.

Number of Enstar Ordinary shares issued	2,007,017
Closing price of Enstar Ordinary shares as of May 14, 2018	$206.65
Fair value of Enstar Ordinary shares issued to shareholders of KaylaRe	$414,750
Fair Value of Previously Held Equity Method Investment
Prior to the close of the transaction, Enstar held a 48.2% interest in KaylaRe, which was accounted for as an equity method investment in accordance with ASC 323 - Investments - Equity Method and Joint Ventures. The acquisition of the remaining 51.8% equity interest in KaylaRe was considered a step acquisition, whereby the Company remeasured the previously held equity method investment to fair value. The Company considered multiple factors in determining the fair value of the previously held equity method investment, including, (i) the price negotiated with the selling shareholders for the 51.8% equity interest in KaylaRe, (ii) recent market transactions for similar companies, and (iii) current trading multiples for comparable companies. Based on this analysis, a valuation multiple of 1.05 to KaylaRe's carrying book value was determined to be appropriate to remeasure the previously held equity method investment at fair value. This resulted in the recognition of a gain of $16.0 million on completion of the step acquisition of KaylaRe, which was recorded in other income (loss) for the three and six months ended June 30, 2018.

Carrying value of previously held equity method investment prior to the close of the transaction	$320,130
Price-to-book multiple	1.05
Fair value of previously held equity method investment prior to the close of the transaction	$336,137

Gain recognized on remeasurement of previously held equity method investment to fair value	$16,007
Adjustment for the Fair Value of Preexisting Relationships
Enstar had contractual preexisting relationships with KaylaRe, which were deemed to be effectively settled at fair value on the acquisition date. The differences between the carrying value and the fair value of the preexisting relationships was included as part of the purchase price in accordance with ASC 805 - Business Combinations. The fair value of the balances relating to preexisting reinsurance relationships with KaylaRe was determined using a discounted cash flow approach and, where applicable, consideration was given to stated contractual settlement provisions, when determining the loss to be recorded on the deemed settlement of these preexisting relationships. The fair values of the balances arising from the non-reinsurance preexisting relationships with KaylaRe were deemed to equal their carrying values given their short-term nature and the expectation that they would all be settled within the next twelve months.
As a result of effectively settling all the contractual preexisting relationships with KaylaRe, the Company recognized a loss of $15.6 million which was recorded in other income (loss) in the three and six months ended June 30, 2018, as summarized below:

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASSETS	Carrying value	Fair value	Loss on deemed settlement
Funds held by reinsured companies	$386,793	$386,793	$—
Deferred acquisition costs/Value of business acquired	33,549	40,268	6,719
TOTAL ASSETS	420,342	427,061	6,719
LIABILITIES
Losses and LAE	339,747	333,205	(6,542)
Unearned premiums	105,602	105,602	—
Insurance and reinsurance balances payable	25,897	23,559	(2,338)
Other liabilities	1,864	1,864	—
TOTAL LIABILITIES	473,110	464,230	(8,880)
NET ASSETS (LIABILITIES)	$(52,768)	$(37,169)	$15,599
Fair Value of Net Assets Acquired and Liabilities Assumed
The following table summarizes the fair values of the assets acquired and liabilities assumed (excluding preexisting relationships) in the KaylaRe transaction at the acquisition date, which have all been allocated to the Non-life Run-off segment.

ASSETS
Fixed maturities, trading, at fair value	$126,393
Other investments, at fair value	626,476
Total investments	752,869
Cash and cash equivalents	5,657
Premiums receivable	10,965
Deferred acquisition costs	275
Other assets	614
TOTAL ASSETS	$770,380
LIABILITIES
Losses and LAE	$4,059
Unearned premiums	10,984
Insurance and reinsurance balances payable	13
Other liabilities	9,004
TOTAL LIABILITIES	24,060
NET ASSETS ACQUIRED AT FAIR VALUE	$746,320
The table below summarizes the results of the KaylaRe operations which are included in our condensed consolidated statement of earnings from the acquisition date to June 30, 2018:

Premiums earned	$5,381
Incurred losses and LAE	(4,960)
Acquisition costs	(135)
Underwriting income	286
Net investment income	791
Net unrealized gains	15,247
$16,324

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. SIGNIFICANT NEW BUSINESS
Zurich Australia
On February 23, 2018, we entered into a reinsurance agreement with Zurich Australian Insurance Limited, a subsidiary of Zurich Insurance Group ("Zurich") to reinsure its New South Wales Vehicle Compulsory Third Party ("CTP") insurance business. Under the agreement, which was effective as of January 1, 2018, we assumed gross loss reserves of AUD$359.4 million ($280.8 million) in exchange for a reinsurance premium consideration of AUD$343.9 million ($268.7 million). We elected the fair value option for this reinsurance contract and recorded an initial fair value adjustment of AUD$15.5 million ($12.1 million) on the assumed gross loss reserves. Refer to Note 7 - "Fair Value Measurements" for a description of the fair value process and the assumptions made.
Following the initial reinsurance transaction, which transferred the economics of the CTP insurance business, we and Zurich are pursuing a portfolio transfer of the CTP insurance business under Division 3A Part III of Australia's Insurance Act 1973 (Cth), which will provide legal finality for Zurich's obligations. The transfer is subject to court, regulatory and other approvals.
Neon RITC Transaction
On February 16, 2018, we closed the reinsurance-to-close (“RITC”) transaction with Neon Underwriting Limited ("Neon"), under which we reinsured to close the 2015 and prior underwriting years of account (comprising underwriting years 2008 to 2015) of Neon's Syndicate 2468, with effect from January 1, 2018. We assumed gross loss reserves of £403.9 million ($546.3 million) and net loss reserves of £342.1 million ($462.6 million) relating to the portfolio in exchange for a reinsurance premium consideration of £329.1 million ($445.1 million). We elected the fair value option for this reinsurance contract and recorded initial fair value adjustments of $20.6 million and $17.5 million on the gross and net loss reserves assumed, respectively. Refer to Note 7 - "Fair Value Measurements" for a description of the fair value process and the assumptions made.
Following the closing of the transaction, we have taken responsibility for claims handling and provided complete finality to Neon's obligations.
Novae RITC Transaction
On January 29, 2018, we entered into an RITC transaction with AXIS Managing Agency Limited, under which we reinsured to close the 2015 and prior underwriting years of account of Novae Syndicate 2007 ("Novae"), with effect from January 1, 2018. We assumed gross loss reserves of £860.1 million ($1,163.2 million) and net loss reserves of £630.7 million ($853.0 million) relating to the portfolio in exchange for a reinsurance premium consideration of £594.1 million ($803.5 million). We elected the fair value option for this reinsurance contract and recorded initial fair value adjustments of $67.5 million and $49.5 million on the gross and net loss reserves assumed, respectively. Refer to Note 7 - "Fair Value Measurements" for a description of the fair value process and the assumptions made.
Following the closing of the transaction, we have taken responsibility for claims handling and provided complete finality to Novae's obligations.
4. DIVESTITURES, HELD-FOR-SALE BUSINESSES AND DISCONTINUED OPERATIONS
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
As at June 30, 2018, included within Other assets and Other liabilities on our consolidated balance sheet were amounts of $23.0 million and $10.0 million, respectively, relating to PLIC NY.
The Pavonia business qualifies as a discontinued operation. The following table summarizes the components of net earnings from discontinued operations on the unaudited condensed consolidated statements of earnings for the three and six months ended June 30, 2017:

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
INCOME
Net premiums earned	$13,605	$27,930
Net investment income	10,277	20,306
Net realized and unrealized gains	1,154	2,776
Other income	395	755
	25,431	51,767
EXPENSES
Life and annuity policy benefits	24,112	44,782
Acquisition costs	2,280	4,316
General and administrative expenses	3,718	6,775
Other expenses	—	(16)
	30,110	55,857
LOSS BEFORE INCOME TAXES	(4,679)	(4,090)
INCOME TAXES	(192)	(410)
NET LOSS FROM DISCONTINUED OPERATIONS	$(4,871)	$(4,500)

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the cash flows of Pavonia for the six months ended June 30, 2017:

Six Months Ended June 30,
2017
Operating activities	$23,540
Investing activities	5,244
Change in cash and cash equivalents	$28,784
Laguna
On August 29, 2017, we completed a transaction to sell Laguna Life DAC (“Laguna”) for total consideration of €25.6 million (approximately $30.8 million) to a subsidiary of Monument Re Limited ("Monument"). We have an investment in Monument, as described further in Note 20 - "Related Party Transactions". Laguna was classified as held-for-sale during 2017 prior to its sale.
The net losses relating to Laguna for the three and six months ended June 30, 2017 were $0.9 million and $1.1 million, respectively. These amounts were not significant to our consolidated operations and therefore we have not classified Laguna as a discontinued operation for prior periods. As at June 30, 2017 we recorded a loss on the sale of Laguna of $9.6 million, which was included in earnings from continuing operations before income taxes in our consolidated statement of earnings. The total loss recorded on the sale of Laguna, for the year ended December 31, 2017 was $16.3 million, which included a cumulative currency translation adjustment balance of $6.3 million, which upon completion of the sale during the third quarter of 2017 was reclassified from accumulated other comprehensive income and included in earnings as a component of the loss on sale of Laguna.
5. INVESTMENTS
We hold: (i) trading portfolios of fixed maturity investments, short-term investments and equities, carried at fair value; (ii) available-for-sale portfolios of fixed maturity carried at fair value; and (iii) other investments carried at either fair value or cost.
Trading
The fair values of our fixed maturity investments, short-term investments and equities classified as trading were as follows:

	June 30, 2018	December 31, 2017
U.S. government and agency	$536,132	$554,036
Non-U.S. government	979,974	607,132
Corporate	3,787,366	3,363,060
Municipal	89,339	100,221
Residential mortgage-backed	306,025	288,713
Commercial mortgage-backed	403,001	421,548
Asset-backed	586,488	541,574
Total fixed maturity and short-term investments	6,688,325	5,876,284
Equities — U.S.	90,256	106,363
Equities — International	40,148	240
	$6,818,729	$5,982,887
Included within residential and commercial mortgage-backed securities as at June 30, 2018 were securities issued by U.S. governmental agencies with a fair value of $160.2 million (as at December 31, 2017: $152.4 million). Included within corporate securities as at June 30, 2018 were senior secured loans of $13.9 million (as at December 31, 2017: $68.9 million).

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The contractual maturities of our fixed maturity and short-term investments classified as trading are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at June 30, 2018	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$480,852	$475,705	7.1%
More than one year through two years	546,766	537,849	8.0%
More than two years through five years	1,672,267	1,633,309	24.4%
More than five years through ten years	1,476,591	1,435,235	21.5%
More than ten years	1,325,143	1,310,713	19.6%
Residential mortgage-backed	304,249	306,025	4.6%
Commercial mortgage-backed	415,135	403,001	6.0%
Asset-backed	584,876	586,488	8.8%
	$6,805,879	$6,688,325	100.0%
Available-for-sale
The amortized cost and fair values of our fixed maturity investments classified as available-for-sale were as follows:

As at June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$2,429	$—	$(9)	$2,420
Non-U.S. government	75,679	1,423	(915)	76,187
Corporate	86,696	1,472	(1,184)	86,984
Municipal	3,743	1	(32)	3,712
Residential mortgage-backed	18	—	—	18
	$168,565	$2,896	$(2,140)	$169,321

As at December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$4,210	$—	$(23)	$4,187
Non-U.S. government	84,776	1,249	(588)	85,437
Corporate	113,561	2,436	(876)	115,121
Municipal	5,146	8	(18)	5,136
Residential mortgage-backed	31	—	—	31
Asset-backed	373	—	—	373
	$208,097	$3,693	$(1,505)	$210,285
 The contractual maturities of our fixed maturity investments classified as available-for-sale are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As at June 30, 2018	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$20,321	$19,692	11.6%
More than one year through two years	20,422	20,211	11.9%
More than two years through five years	40,382	40,544	24.0%
More than five years through ten years	56,263	56,890	33.6%
More than ten years	31,159	31,966	18.9%
Residential mortgage-backed	18	18	—%
	$168,565	$169,321	100.0%
Gross Unrealized Losses
The following tables summarize our fixed maturity investments classified as available-for-sale that are in a gross unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
As at June 30, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity investments, at fair value
U.S. government and agency	$2,293	$(8)	$127	$(1)	$2,420	$(9)
Non-U.S. government	4,270	(390)	18,007	(525)	22,277	(915)
Corporate	7,266	(822)	24,914	(362)	32,180	(1,184)
Municipal	367	(7)	2,913	(25)	3,280	(32)
Total fixed maturity investments	$14,196	$(1,227)	$45,961	$(913)	$60,157	$(2,140)

	12 Months or Greater		Less Than 12 Months		Total
As at December 31, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity investments, at fair value
U.S. government and agency	$2,344	$(16)	$1,842	$(7)	$4,186	$(23)
Non-U.S. government	11,101	(373)	20,965	(215)	32,066	(588)
Corporate	9,177	(807)	24,200	(69)	33,377	(876)
Municipal	369	(5)	3,605	(13)	3,974	(18)
Total fixed maturity investments	$22,991	$(1,201)	$50,612	$(304)	$73,603	$(1,505)
As at June 30, 2018 and December 31, 2017, the number of securities classified as available-for-sale in an unrealized loss position was 96. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 30 and 37, respectively.
Other-Than-Temporary Impairment
For the six months ended June 30, 2018 and 2017, we did not recognize any other-than-temporary impairment losses on our available-for-sale securities. We determined that no credit losses existed as at June 30, 2018 or December 31, 2017. A description of our other-than-temporary impairment process is included in Note 2 - "Significant Accounting Policies" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017. There were no changes to our process during the six months ended June 30, 2018.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Ratings
The following table sets forth the credit ratings of our fixed maturity and short-term investments as at June 30, 2018:

	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
Fixed maturity and short-term investments
U.S. government and agency	$544,615	$538,552	7.9%	$537,959	$593	$—	$—	$—	$—
Non-U.S. government	1,061,120	1,056,161	15.4%	375,722	568,567	46,510	59,407	5,955	—
Corporate	3,970,353	3,874,350	56.5%	169,098	461,745	2,073,323	1,064,563	105,329	292
Municipal	94,078	93,051	1.4%	18,303	58,518	12,811	3,419	—	—
Residential mortgage-backed	304,267	306,043	4.4%	187,130	4,046	13,154	410	97,140	4,163
Commercial mortgage-backed	415,135	403,001	5.9%	210,884	47,233	65,830	57,420	9,822	11,812
Asset-backed	584,876	586,488	8.5%	263,152	52,827	117,250	75,577	77,211	471
Total	$6,974,444	$6,857,646	100.0%	$1,762,248	$1,193,529	$2,328,878	$1,260,796	$295,457	$16,738
% of total fair value				25.7%	17.4%	34.0%	18.4%	4.3%	0.2%
Other Investments, at fair value
The following table summarizes our other investments carried at fair value:

	June 30, 2018	December 31, 2017
Private equities and private equity funds	$252,965	$289,556
Fixed income funds	342,166	229,999
Hedge funds	670,963	63,773
Equity funds	387,490	249,475
CLO equities	53,840	56,765
CLO equity fund	40,864	12,840
Private credit funds	14,319	10,156
Call options on equity	4,998	—
Other	728	828
	$1,768,333	$913,392
The valuation of our other investments is described in Note 7 - "Fair Value Measurements". Due to a lag in the valuations of certain funds reported by the managers, we may record changes in valuation with up to a three-month lag. We regularly review and discuss fund performance with the fund managers to corroborate the reasonableness of the reported net asset values and to assess whether any events have occurred within the lag period that would affect the valuation of the investments. The following is a description of the nature of each of these investment categories:

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

•
Hedge funds may invest in a wide range of instruments, including debt and equity securities, and utilize various sophisticated strategies to achieve their objectives. We invest in a mixture of fixed income, equity and multi-strategy hedge funds. Our hedge funds have various lock-up periods of up to three years and redemption

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terms, predominantly 60 and 90 days. Certain of our hedge funds which have exceeded that lock up period are currently eligible for redemption while others are still in the lock-up period.

•	Equity funds invest in a diversified portfolio of U.S. and international publicly-traded equity securities. The funds have liquidity terms that vary from daily up to quarterly.

•
CLO equities comprise investments in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans. CLO equities denote direct investments by us in these securities.

•
CLO equity fund invests primarily in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans. The fund has a fair value of $40.9 million and is eligible for redemption.

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
The increase in our other investments carried at fair value between December 31, 2017 and June 30, 2018 was primarily attributable to $626.5 million of other investments acquired as part of the KaylaRe acquisition and net additional subscriptions of $231.6 million.
Investments of $0.4 million in fixed income hedge funds were subject to gates or side-pockets, where redemptions are subject to the sale of underlying investments. A gate is the ability to deny or delay a redemption request, whereas a side-pocket is a designated account for which the investor loses its redemption rights.
As at June 30, 2018, we had unfunded commitments to other investments of $200.0 million.
Other Investments, at cost
During the three months ended June 30, 2018 we sold our investments in life settlement contracts, which were carried at cost. During the six months ended June 30, 2018 and 2017, net investment income included $6.5 million and $9.3 million, respectively, related to investments in life settlements. There were impairment charges of $6.6 million and $6.3 million recognized in net realized and unrealized gains/losses during the six months ended June 30, 2018 and 2017, respectively, related to investments in life settlements. The following table presents further information regarding our investments in life settlements as at December 31, 2017:

	December 31, 2017
	Number of Contracts	Carrying Value	Face Value (Death Benefits)
Remaining Life Expectancy of Insureds:
0 – 1 year	—	$—	$—
1 – 2 years	11	17,655	29,471
2 – 3 years	10	7,524	19,906
3 – 4 years	20	16,119	32,411
4 – 5 years	13	13,960	32,730
Thereafter	162	70,363	390,843
Total	216	$125,621	$505,361
Remaining life expectancy for year 0-1 in the table above references policies whose current life expectancy is less than 12 months as at the reporting date. Remaining life expectancy is not an indication of expected maturity. Actual maturity in any category above may vary significantly (either earlier or later) from the remaining life expectancies reported.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Investment Income
Major categories of net investment income for the three and six months ended June 30, 2018 and 2017 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fixed maturity investments	$48,147	$33,741	$92,035	$64,071
Short-term investments and cash and cash equivalents	3,096	2,801	5,178	5,441
Funds held	2,754	311	5,883	350
Funds held - directly managed	9,588	8,603	18,214	15,605
Investment income from fixed maturities and cash and cash equivalents	63,585	45,456	121,310	85,467
Equity securities	1,352	1,137	2,842	1,863
Other investments	2,962	3,387	6,276	6,896
Life settlements and other	1,116	2,687	7,775	9,583
Investment income from equities and other investments	5,430	7,211	16,893	18,342
Gross investment income	69,015	52,667	138,203	103,809
Investment expenses	(2,546)	(3,250)	(5,415)	(5,653)
Net investment income	$66,469	$49,417	$132,788	$98,156
Net Realized and Unrealized Gains and Losses
Components of net realized and unrealized gains and losses for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net realized gains (losses) on sale:
Gross realized gains on fixed maturity securities, available-for-sale	$20	$177	$27	$337
Gross realized losses on fixed maturity securities, available-for-sale	(41)	(75)	(78)	(86)
Net realized losses on fixed maturity securities, trading	(3,566)	65	(10,513)	(987)
Net realized gains on equity securities, trading	2,000	236	2,903	810
Net realized losses on funds held - directly managed	(1,041)	(289)	(945)	(4,142)
Total net realized gains (losses) on sale	$(2,628)	$114	$(8,606)	$(4,068)
Net unrealized gains (losses):
Fixed maturity securities, trading	$(45,967)	$11,226	$(146,268)	$34,542
Equity securities, trading	487	1,871	4,322	10,557
Other Investments	7,791	19,696	(1,871)	43,205
Change in fair value of embedded derivative on funds held – directly managed	(13,044)	17,912	(40,925)	24,840
Change in value of fair value option on funds held - directly managed	(1,057)	1,058	(4,100)	1,320
Total net unrealized gains (losses)	(51,790)	51,763	(188,842)	114,464
Net realized and unrealized gains (losses)	$(54,418)	$51,877	$(197,448)	$110,396
The gross realized gains and losses on available-for-sale securities included in the table above resulted from sales of $3.0 million and $12.3 million for the three months ended June 30, 2018 and 2017, respectively, and $10.5 million and $21.6 million for the six months ended June 30, 2018 and 2017, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Assets
We are required to maintain investments and cash and cash equivalents on deposit to support our insurance and reinsurance operations. The investments and cash and cash equivalents on deposit are available to settle insurance and reinsurance liabilities. We also utilize trust accounts to collateralize business with our insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The assets in trusts as collateral are primarily highly rated fixed maturity securities. The carrying value of our restricted assets, including restricted cash of $363.9 million and $257.7 million, as at June 30, 2018 and December 31, 2017, respectively, was as follows:

	June 30, 2018	December 31, 2017
Collateral in trust for third party agreements	$3,399,091	$3,118,892
Assets on deposit with regulatory authorities	585,922	599,829
Collateral for secured letter of credit facilities	133,277	151,467
Funds at Lloyd's (1)	417,333	234,833
	$4,535,623	$4,105,021
(1) Our underwriting businesses include three Lloyd's syndicates. Lloyd's determines the required capital principally through the annual business plan of each syndicate. This capital is referred to as "Funds at Lloyd's" and will be drawn upon in the event that a syndicate has a loss that cannot be funded from other sources. On February 8, 2018, we amended and restated our unsecured letter of credit agreement for Funds at Lloyd's purposes ("FAL Facility") to issue up to $325.0 million letters of credit, with a provision to increase the facility up to $400.0 million, subject to lenders approval. The FAL Facility is available to satisfy our Funds at Lloyd's requirements and expires in 2022. As at June 30, 2018, our combined Funds at Lloyd's were comprised of cash and investments of $417.3 million and unsecured letters of credit of $295.0 million.
The increase in the collateral in trust for third-party agreements and Funds at Lloyd's was primarily due to the loss portfolio transfer reinsurance transactions as described in Note 3 - "Significant New Business".
6. FUNDS HELD - DIRECTLY MANAGED
Funds held - directly managed is comprised of the following:

•
The funds held balance in relation to the Allianz transaction, described in Note 4 - "Significant New Business" in our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017. This receives a variable return reflecting the economics of the investment portfolio underlying the funds held asset and qualifies as an embedded derivative. We have recorded the aggregate of the funds held, typically held at cost, and the embedded derivative as a single amount in our consolidated balance sheet. As at June 30, 2018 and December 31, 2017, the funds held at cost had a carrying value of $1,087.6 million and $994.8 million, respectively, and the embedded derivative had a fair value of $(36.3) million and $4.7 million, respectively, the aggregate of which was $1,051.3 million and $999.5 million, respectively, as included in the table below.

•
The funds held balance in relation to the QBE reinsurance transaction described in Note 4 - "Significant New Business" in our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017, for which we elected the fair value option.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair values of assets and liabilities underlying the funds held - directly managed account as at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Fixed maturity investments:
U.S. government and agency	$87,017	$69,850
Non-U.S. government	22,625	2,926
Corporate	672,437	695,490
Municipal	58,933	58,930
Residential mortgage-backed	60,260	29,439
Commercial mortgage-backed	221,133	211,186
Asset-backed	98,339	97,565
Total fixed maturity investments	$1,220,744	$1,165,386
Other assets	9,152	14,554
	$1,229,896	$1,179,940
The contractual maturities of the fixed maturity investments underlying the funds held - directly managed account are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at June 30, 2018	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$23,555	$23,456	1.9%
More than one year through two years	74,264	73,553	6.0%
More than two years through five years	245,586	239,757	19.6%
More than five years through ten years	268,392	256,849	21.1%
More than ten years	256,716	247,397	20.3%
Residential mortgage-backed	61,362	60,260	4.9%
Commercial mortgage-backed	231,947	221,133	18.1%
Asset-backed	98,360	98,339	8.1%
	$1,260,182	$1,220,744	100.0%
Credit Ratings
The following table sets forth the credit ratings of the fixed maturity investments underlying the funds held - directly managed account as at June 30, 2018:

	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade

U.S. government and agency	$87,996	$87,017	7.1%	$87,017	$—	$—	$—	$—
Non-U.S. government	22,524	22,625	1.9%	—	3,797	12,162	6,666	—
Corporate	699,234	672,437	55.1%	7,783	25,828	309,495	327,782	1,549
Municipal	58,759	58,933	4.8%	—	20,725	30,854	7,354	—
Residential mortgage-backed	61,362	60,260	4.9%	59,733	—	—	—	527
Commercial mortgage-backed	231,947	221,133	18.1%	212,766	6,401	1,966	—	—
Asset-backed	98,360	98,339	8.1%	85,027	13,312	—	—	—
Total	$1,260,182	$1,220,744	100.0%	$452,326	$70,063	$354,477	$341,802	$2,076
% of total fair value				37.1%	5.7%	29.0%	28.0%	0.2%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Investment Income
Major categories of net investment income underlying the funds held - directly managed for the three and six months ended June 30, 2018 and 2017 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fixed maturity investments	$9,817	$8,817	$18,635	$16,302
Short-term investments and cash and cash equivalents	58	62	137	127
Gross investment income	9,875	8,879	18,772	16,429
Investment expenses	(287)	(276)	(558)	(824)
Investment income on funds held - directly managed	$9,588	$8,603	$18,214	$15,605
Net Realized Gains (Losses) and Change in Fair Value due to Embedded Derivative and Fair Value Option
Net realized gains (losses) and change in fair value for the three and six months ended June 30, 2018 and 2017 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net realized losses on fixed maturity securities	$(1,041)	$(289)	$(945)	$(4,142)
Change in fair value of embedded derivative	(13,044)	17,912	(40,925)	24,840
Change in value of fair value option on funds held - directly managed	(1,057)	1,058	(4,100)	1,320
Net realized gains (losses) and change in fair value of funds held - directly managed	$(15,142)	$18,681	$(45,970)	$22,018
7. FAIR VALUE MEASUREMENTS
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
Investments:
Fixed maturity investments:
U.S. government and agency	$—	$538,552	$—	$—	$538,552
Non-U.S. government	—	1,056,161	—	—	1,056,161
Corporate	—	3,846,527	27,823	—	3,874,350
Municipal	—	93,051	—	—	93,051
Residential mortgage-backed	—	306,043	—	—	306,043
Commercial mortgage-backed	—	387,675	15,326	—	403,001
Asset-backed	—	539,880	46,608	—	586,488
	$—	$6,767,889	$89,757	$—	$6,857,646
Equities:
Equities — U.S.	$86,407	$1,833	$2,016	$—	$90,256
Equities — International	38,039	2,109	—	—	40,148
	$124,446	$3,942	$2,016	$—	$130,404
Other investments:
Private equities and private equity funds	$—	$—	$—	$252,965	$252,965
Fixed income funds	—	322,069	—	20,097	342,166
Hedge funds	—	—	—	670,963	670,963
Equity funds	—	115,794	—	271,696	387,490
CLO equities	—	—	53,840	—	53,840
CLO equity fund	—	—	—	40,864	40,864
Private credit funds	—	—	—	14,319	14,319
Call options on equities	—	4,998	—	—	4,998
Other	—	—	314	414	728
	$—	$442,861	$54,154	$1,271,318	$1,768,333
Total Investments	$124,446	$7,214,692	$145,927	$1,271,318	$8,756,383
Funds Held - Directly Managed:
U.S. government and agency	$—	$87,017	$—	$—	$87,017
Non-U.S. government	—	22,625	—	—	22,625
Corporate	—	672,437	—	—	672,437
Municipal	—	58,933	—	—	58,933
Residential mortgage-backed	—	60,260	—	—	60,260
Commercial mortgage-backed	—	221,133	—	—	221,133
Asset-backed	—	97,840	499	—	98,339
Other assets	—	9,152	—	—	9,152
	$—	$1,229,397	$499	$—	$1,229,896

Reinsurance balances recoverable:	$—	$—	$837,373	$—	$837,373

Other Assets:
Derivative Instruments	$—	$12,317	$—	$—	$12,317
	$—	$12,317	$—	$—	$12,317

Losses and LAE:	$—	$—	$3,221,366	$—	$3,221,366

Other Liabilities:
Derivative Instruments	$—	$77	$—	$—	$77
	$—	$77	$—	$—	$77

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
Investments:
Fixed maturity investments:
U.S. government and agency	$—	$558,223	$—	$—	$558,223
Non-U.S. government	—	692,569	—	—	692,569
Corporate	—	3,411,003	67,178	—	3,478,181
Municipal	—	105,357	—	—	105,357
Residential mortgage-backed	—	285,664	3,080	—	288,744
Commercial mortgage-backed	—	400,054	21,494	—	421,548
Asset-backed	—	514,055	27,892	—	541,947
	$—	$5,966,925	$119,644	$—	$6,086,569
Equities:
Equities — U.S.	$103,652	$2,711	$—	$—	$106,363
Equities — International	—	240	—	—	240
	$103,652	$2,951	$—	$—	$106,603
Other investments:
Private equities and private equity funds	$—	$—	$—	$289,556	$289,556
Fixed income funds	—	202,570	—	27,429	229,999
Hedge funds	—	—	—	63,773	63,773
Equity funds	—	121,046	—	128,429	249,475
CLO equities	—	—	56,765	—	56,765
CLO equity funds	—	—	—	12,840	12,840
Private credit funds	—	—	—	10,156	10,156
Other	—	—	314	514	828
	$—	$323,616	$57,079	$532,697	$913,392
Total Investments	$103,652	$6,293,492	$176,723	$532,697	$7,106,564
Funds Held - Directly Managed:
U.S. government and agency	$—	$69,850	$—	$—	$69,850
Non-U.S. government	—	2,926	—	—	2,926
Corporate	—	695,490	—	—	695,490
Municipal	—	58,930	—	—	58,930
Residential mortgage-backed	—	29,439	—	—	29,439
Commercial mortgage-backed	—	211,186	—	—	211,186
Asset-backed	—	97,565	—	—	97,565
Other assets	—	14,554	—	—	14,554
	$—	$1,179,940	$—	$—	$1,179,940

Reinsurance balances recoverable:	$—	$—	$542,224	$—	$542,224

Other Assets:
Derivative Instruments	$—	$319	$—	$—	$319
	$—	$319	$—	$—	$319

Losses and LAE:	$—	$—	$1,794,669	$—	$1,794,669

Other Liabilities:
Derivative Instruments	$—	$7,246	$—	$—	$7,246
	$—	$7,246	$—	$—	$7,246

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
We have categorized our publicly quoted equity securities as Level 1 within the fair value hierarchy because their fair values are based on unadjusted quoted prices for identical securities in active markets. Other equity securities have been categorized as either Level 2 if their fair values are based on observable market data or Level 3 if their fair values are based on unobservable inputs where there is minimal or no market activity.
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
Derivative Instruments
The fair values of our foreign currency exchange contracts, as described in Note 8 - "Derivative and Hedging Instruments" are classified as Level 2. The fair values are based upon prices in active markets for identical contracts.
Level 3 Measurements and Changes in Leveling
Transfers into or out of levels are recorded at their fair values as of the end of the reporting period, consistent with the date of determination of fair value.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments
The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
	Corporate	Residential mortgage-backed	Commercial mortgage-backed	Asset-backed	Equities - U.S.	Other Investments	Total
Beginning fair value	$86,027	$1,907	$17,634	$21,997	$—	$56,659	$184,224
Purchases	971	—	—	28,291	2,000	622	31,884
Sales	(53,873)	(36)	(1,150)	(8)	—	(600)	(55,667)
Total realized and unrealized gains (losses)	(258)	(8)	(31)	(117)	16	(2,527)	(2,925)
Transfer into Level 3 from Level 2	—	—	—	2,079	—	—	2,079
Transfer out of Level 3 into Level 2	(5,044)	(1,863)	(1,127)	(5,634)	—	—	(13,668)
Ending fair value	$27,823	$—	$15,326	$46,608	$2,016	$54,154	$145,927

	Three Months Ended June 30, 2017
	Corporate	Residential mortgage-backed	Commercial mortgage-backed	Asset-backed	Equities - U.S.	Other Investments	Total
Beginning fair value	$56,179	$—	$24,852	$29,082	$—	$69,627	$179,740
Purchases	6,679	711	10,347	—	—	292	18,029
Sales	(6,461)	(5)	(734)	(7,118)	—	—	(14,318)
Total realized and unrealized gains (losses)	191	(13)	436	(72)	—	(450)	92
Transfer into Level 3 from Level 2	3,378	—	4,015	31,775	—	—	39,168
Transfer out of Level 3 into Level 2	(5,610)	—	(16,051)	(13,234)	—	(12,350)	(47,245)
Ending fair value	$54,356	$693	$22,865	$40,433	$—	$57,119	$175,466

	Six Months Ended June 30, 2018
	Corporate	Residential mortgage-backed	Commercial mortgage-backed	Asset-backed	Equities - U.S.	Other Investments	Total
Beginning fair value	$67,178	$3,080	$21,494	$27,892	$—	$57,079	$176,723
Purchases	11,803	—	1,803	29,591	2,000	752	45,949
Sales	(60,910)	(1,184)	(1,727)	(3,812)	—	(600)	(68,233)
Total realized and unrealized gains (losses)	(63)	(33)	52	(71)	16	(3,077)	(3,176)
Transfer into Level 3 from Level 2	15,259	—	4,897	2,079	—	—	22,235
Transfer out of Level 3 into Level 2	(5,444)	(1,863)	(11,193)	(9,071)	—	—	(27,571)
Ending fair value	$27,823	$—	$15,326	$46,608	$2,016	$54,154	$145,927

	Six Months Ended June 30, 2017
	Corporate	Residential mortgage-backed	Commercial mortgage-backed	Asset-backed	Equities - U.S.	Other Investments	Total
Beginning fair value	$74,534	$—	$12,213	$14,692	$—	$76,878	$178,317
Purchases	15,568	711	10,347	1,380	—	292	28,298
Sales	(25,117)	(5)	(734)	(7,361)	—	—	(33,217)
Total realized and unrealized gains (losses)	650	(13)	331	209	—	(7,701)	(6,524)
Transfer into Level 3 from Level 2	4,945	—	17,916	49,336	—	—	72,197
Transfer out of Level 3 into Level 2	(16,224)	—	(17,208)	(17,823)	—	(12,350)	(63,605)
Ending fair value	$54,356	$693	$22,865	$40,433	$—	$57,119	$175,466

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
Insurance Contracts - Fair Value Option
The following tables present a reconciliation of the beginning and ending balances for all insurance contracts measured at fair value on a recurring basis using Level 3 inputs during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Liability for losses and LAE	Reinsurance balances recoverable	Liability for losses and LAE	Reinsurance balances recoverable
Beginning fair value	$3,519,453	$888,736	$1,924,829	$551,253
Assumed business	—	—	—	—
Changes in nominal amounts:
Net incurred losses and LAE	(48,899)	3,860	(26,407)	(2,095)
Paid losses	(145,676)	(35,389)	(39,686)	(4,488)
Changes in fair value:
Discounted cash flows	29,141	2,067	(3,354)	5,947
Risk margin	(11,595)	(1,754)	(4,563)	(632)
Effect of exchange rate movements	(121,058)	(20,147)	41,478	4,774
Ending fair value	$3,221,366	$837,373	$1,892,297	$554,759

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Liability for losses and LAE	Reinsurance balances recoverable	Liability for losses and LAE	Reinsurance balances recoverable
Beginning fair value	$1,794,669	$542,224	$—	$—
Assumed business	1,890,061	372,780	1,966,843	565,824
Changes in nominal amounts:
Net incurred losses and LAE	(55,196)	2,384	(32,645)	(2,095)
Paid losses	(304,048)	(53,535)	(100,053)	(21,494)
Changes in fair value:
Discounted cash flows	(20,863)	(13,882)	17,013	8,413
Risk margin	(18,746)	(2,719)	(9,052)	(1,702)
Effect of exchange rate movements	(64,511)	(9,879)	50,191	5,813
Ending fair value	$3,221,366	$837,373	$1,892,297	$554,759
Changes in fair value related to Level 3 assets and liabilities in the tables above are included in net incurred losses and LAE in our unaudited condensed consolidated statements of earnings.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a summary of the quantitative information regarding the significant observable and unobservable inputs used in the internal model to determine fair value on a recurring basis as at June 30, 2018 and December 31, 2017:

		June 30, 2018	December 31, 2017
Valuation Technique	Unobservable (U) and Observable (O) Inputs	Weighted Average

Internal model	Corporate bond yield (O)	A rated	A rated
Internal model	Credit spread for non-performance risk (U)	0.2%	0.2%
Internal model	Risk cost of capital (U)	5.0%	5.0%
Internal model	Weighted average cost of capital (U)	8.5%	8.5%
Internal model	Duration - liability (U)	7.95 years	11.41 years
Internal model	Duration - reinsurance balances recoverable (U)	8.94 years	11.66 years

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
Disclosure of Fair Values for Financial Instruments Carried at Cost
During the three months ended June 30, 2018, we sold our investments in life settlement contracts, which were carried at cost. As at December 31, 2017, investments in life settlement contracts were carried at cost of $125.6 million, respectively, and their fair values were $131.9 million.
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
As at June 30, 2018, our 4.5% Senior Notes due 2022 were carried at amortized cost of $347.7 million while the fair value based on observable market pricing from a third party pricing service was $348.4 million. The Senior Notes are classified as Level 2.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disclosure of fair value of amounts relating to insurance contracts is not required, except those for which we elected the fair value option, as described above. Our remaining assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature approximates fair value as of June 30, 2018 and December 31, 2017.
8. DERIVATIVE AND HEDGING INSTRUMENTS
Foreign Currency Hedging of Net Investments in Foreign Operations
We use foreign currency forward exchange rate contracts in qualifying hedging relationships to hedge the foreign currency exchange rate risk associated with certain of our net investments in foreign operations. At June 30, 2018 and December 31, 2017, we had forward currency contracts in place, which we had designated as hedges of our net investments in foreign operations.
The following table presents the gross notional amounts and estimated fair values recorded within other assets and liabilities related to our qualifying foreign currency forward exchange rate contracts as at June 30, 2018 and December 31, 2017.

	June 30, 2018			December 31, 2017
		Fair Value			Fair Value
	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
Foreign exchange forward - AUD	$27,358	$571	$—	$32,810	$—	$965
Foreign exchange forward - CAD	—	—	—	27,141	11	512
Total qualifying hedges	$27,358	$571	$—	$59,951	$11	$1,477
The Canadian Dollar ("CAD") foreign currency contract that we had in place to hedge the net investment in our CAD denominated operations was discontinued effective December 31, 2017 following the disposal of those operations.
The following table presents the amounts of the net gains and losses deferred in the currency translation adjustment ("CTA") account, which is a component of accumulated other comprehensive income (loss) ("AOCI"), in shareholders' equity, relating to our foreign currency forward exchange rate contracts for the three and six months ended June 30, 2018 and 2017.

	Amount of Gains (Losses) Deferred in AOCI		Amount of Gains (Losses) Deferred in AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Foreign exchange forward - AUD	$1,078	$(1,007)	$1,608	$(562)
Foreign exchange forward - CAD	—	(668)	—	(116)
Net gains (losses) on qualifying derivative hedges	$1,078	$(1,675)	$1,608	$(678)
Non-derivative Hedging Instruments of Net Investments in Foreign Operations
As at June 30, 2018 and December 31, 2017, there were borrowings of €60.0 million ($70.1 million) and €50.0 million ($60.1 million), respectively, under our revolving credit facility that were designated as non-derivative hedges of our net investment in certain subsidiaries whose functional currency is denominated in Euros. The following table presents the net gains and losses that were deferred in the CTA account, which is a component of AOCI in shareholders' equity, related to our non-derivative hedges for the three and six months ended June 30, 2018 and 2017.

	Amount of Gains (Losses) Deferred in AOCI		Amount of Gains (Losses) Deferred in AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net gains (losses) on qualifying non-derivative hedges	$3,684	$(5,370)	$2,448	$(6,495)

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These amounts were offset against equivalent amounts recognized upon the translation of those subsidiaries' financial statements from their Euro-denominated functional currency into U.S. dollars. There were no ineffective portions of the net investment hedge during the three and six months ended June 30, 2018 and 2017.
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
Foreign Currency Forward Contracts
The following table presents the gross notional amounts and the estimated fair values recorded within other assets and liabilities related to our non-qualifying foreign currency forward exchange rate hedging relationships as at June 30, 2018 and December 31, 2017.

	June 30, 2018			December 31, 2017
		Fair Value			Fair Value
	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
Foreign exchange forward - AUD	$46,582	$833	$—	$57,028	$—	$1,002
Foreign exchange forward - GBP	218,228	5,700	—	207,323	262	4,312
Foreign exchange forward - EUR	32,696	958	—	19,235	46	455
Foreign exchange forward - CAD	114,873	4,255	77	—	—	—
Total non-qualifying hedges	$412,379	$11,746	$77	$283,586	$308	$5,769
The following table presents the amounts of the net gains and losses included in earnings related to our non-qualifying foreign currency forward exchange rate contracts during the three and six months ended June 30, 2018 and 2017.

	Gains (Losses) on non-qualifying hedges included in net earnings
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Foreign exchange forward - AUD	$1,514	$—	$2,496	$—
Foreign exchange forward - GBP	11,077	(611)	4,235	(740)
Foreign exchange forward - EUR	1,624	(354)	1,357	(563)
Foreign exchange forward - CAD	5,207	—	7,247	$—
Net gains (losses) on non-qualifying hedges	$19,422	$(965)	$15,335	$(1,303)
Investments in Call Options on Equities
We use equity call option instruments either to obtain exposure to a particular equity instrument or for yield enhancement, in non-qualifying hedging relationships.
During the six months ended June 30, 2018 we purchased call options on equities at a cost of $10.0 million and recorded unrealized losses in net earnings of $2.5 million and $5.0 million, respectively, for the three and six months ended June 30, 2018 on the instruments. We did not have any equity derivative instruments during the six months ended June 30, 2017 or as at December 31, 2017.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. REINSURANCE BALANCES RECOVERABLE
The following tables provide the total reinsurance balances recoverable as at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Non-life Run-off	Atrium	StarStone	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$994,389	$13,442	$176,583	$1,184,414
IBNR	650,106	24,036	191,925	866,067
Fair value adjustments	(13,176)	775	(1,931)	(14,332)
Fair value adjustments - fair value option	(169,180)	—	—	(169,180)
Total reinsurance reserves recoverable	1,462,139	38,253	366,577	1,866,969
Paid losses recoverable	112,153	(648)	16,337	127,842
	$1,574,292	$37,605	$382,914	$1,994,811
Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable	$736,919	$37,605	$382,914	$1,157,438
Reinsurance balances recoverable - fair value option	837,373	—	—	837,373
Total	$1,574,292	$37,605	$382,914	$1,994,811

	December 31, 2017
	Non-life Run-off	Atrium	StarStone	Other	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$932,284	$7,472	$211,650	$16	$1,151,422
IBNR	590,154	31,476	242,620	—	864,250
Fair value adjustments	(12,970)	1,583	(2,253)	—	(13,640)
Fair value adjustments - fair value option	(131,983)	—	—	—	(131,983)
Total reinsurance reserves recoverable	1,377,485	40,531	452,017	16	1,870,049
Paid losses recoverable	128,253	(451)	23,179	—	150,981
	$1,505,738	$40,080	$475,196	$16	$2,021,030
Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable	$963,514	$40,080	$475,196	$16	$1,478,806
Reinsurance balances recoverable - fair value option	542,224	—	—	—	542,224
Total	$1,505,738	$40,080	$475,196	$16	$2,021,030
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
The fair value adjustments, determined on acquisition of insurance and reinsurance subsidiaries, are based on the estimated timing of loss and LAE recoveries and an assumed interest rate equivalent to a risk free rate for securities with similar duration to the acquired reinsurance balances recoverables plus a spread for credit risk, and are amortized over the estimated recovery period, as adjusted for accelerations in timing of payments as a result of commutation settlements. The determination of the fair value adjustments on the retroactive reinsurance contracts for which we have elected the fair value option is described in Note 7 - "Fair Value Measurements".
As at June 30, 2018 and December 31, 2017, we had reinsurance balances recoverable of $1,994.8 million and $2,021.0 million, respectively. The decrease of $26.2 million in reinsurance balances recoverable was primarily a result of KaylaRe becoming a wholly owned subsidiary during the quarter and reserve reductions in our Non-life Run-off segment and cash collections and commutations made during the six months ended June 30, 2018, partially offset by the Neon and Novae reinsurance transactions, which closed during the first quarter of 2018, as well as reserve increases in StarStone.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Top Ten Reinsurers

	June 30, 2018					December 31, 2017
	Non-life Run-off	Atrium	StarStone	Total	% of Total	Non-life Run-off	Atrium	StarStone	Other	Total	% of Total
Top ten reinsurers	$1,212,447	$20,095	$221,073	$1,453,615	72.9%	$1,166,057	$22,422	$328,257	$—	$1,516,736	75.0%
Other reinsurers > $1 million	347,782	16,796	159,009	523,587	26.2%	322,722	16,631	144,336	—	483,689	24.0%
Other reinsurers < $1 million	14,063	714	2,832	17,609	0.9%	16,959	1,027	2,603	16	20,605	1.0%
Total	$1,574,292	$37,605	$382,914	$1,994,811	100.0%	$1,505,738	$40,080	$475,196	$16	$2,021,030	100.0%
Seven (December 31, 2017: six) of the top ten external reinsurers, as at June 30, 2018 were rated A- or better, with the remaining three (December 31, 2017: four) being non-rated reinsurers from which $319.4 million was recoverable (December 31, 2017: $687.6 million). For the three non-rated reinsurers we hold security in the form of pledged assets in trust or letters of credit issued to us in the full amount of the recoverable. As at June 30, 2018, reinsurance balances recoverable of $328.2 million (December 31, 2017: $320.0 million) related to Hannover Ruck SE and $308.1 million (December 31, 2017: $193.8 million) related to Lloyd’s syndicates, each of which represented 10% or more of total reinsurance balances recoverable. Lloyd’s is rated A+ by Standard & Poor’s and A by A.M. Best, and Hannover Ruck SE is rated AA- by Standard & Poor’s and A+ by A.M. Best.
 Provisions for Uncollectible Reinsurance Balances Recoverable
We evaluate and monitor concentration of credit risk among our reinsurers, and provisions are made for amounts considered potentially uncollectible.
The following table shows our reinsurance balances recoverable by rating of reinsurer and our provisions for uncollectible reinsurance balances recoverable ("provisions for bad debt") as at June 30, 2018 and December 31, 2017. The provisions for bad debt all relate to the Non-life Run-off segment.

	June 30, 2018				December 31, 2017
	Gross	Provisions for Bad Debt	Net	Provisions as a % of Gross	Gross	Provisions for Bad Debt	Net	Provisions as a % of Gross
Reinsurers rated A- or above	$1,623,739	$59,230	$1,564,509	3.6%	$1,252,887	$51,115	$1,201,772	4.1%
Reinsurers rated below A-, secured	398,335	—	398,335	—%	771,097	—	771,097	—%
Reinsurers rated below A-, unsecured	133,633	101,666	31,967	76.1%	162,259	114,098	48,161	70.3%
Total	$2,155,707	$160,896	$1,994,811	7.5%	$2,186,243	$165,213	$2,021,030	7.6%
10. LOSSES AND LOSS ADJUSTMENT EXPENSES
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the liability for losses and LAE by segment as at June 30, 2018 and December 31, 2017:

	June 30, 2018				December 31, 2017
	Non-life Run-off	Atrium	StarStone	Total	Non-life Run-off	Atrium	StarStone	Total
Outstanding losses	$4,148,834	$84,214	$659,239	$4,892,287	$3,185,703	$78,363	$590,977	$3,855,043
IBNR	3,084,112	142,320	668,845	3,895,277	2,903,927	150,508	599,221	3,653,656
Fair value adjustments	(119,937)	5,364	(475)	(115,048)	(125,998)	9,547	(555)	(117,006)
Fair value adjustments - fair value option	(440,024)	—	—	(440,024)	(314,748)	—	—	(314,748)
ULAE	352,765	2,334	20,796	375,895	300,588	2,455	18,100	321,143
Total	$7,025,750	$234,232	$1,348,405	$8,608,387	$5,949,472	$240,873	$1,207,743	$7,398,088

Reconciliation to Consolidated Balance Sheet:
Loss and loss adjustment expenses				$5,387,021				$5,603,419
Loss and loss adjustment expenses, at fair value				$3,221,366				$1,794,669
Total				$8,608,387				$7,398,088
The overall increase in the liability for losses and LAE between December 31, 2017 and June 30, 2018 was primarily attributable to the assumed reinsurance agreements with Zurich Australia, Neon and Novae in our Non-life Run-off segment for which we have elected the fair value option, as described in Note 3 - "Significant New Business", and the acquisition of KaylaRe.
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance as at beginning of period	$8,986,070	$7,760,587	$7,398,088	$5,987,867
Less: reinsurance reserves recoverable	2,217,033	1,895,491	1,870,033	1,388,193
Less: deferred charges on retroactive reinsurance	75,111	93,605	80,192	94,551
Net balance as at beginning of period	6,693,926	5,771,491	5,447,863	4,505,123
Net incurred losses and LAE:
Current period	153,860	81,400	249,014	166,945
Prior periods	(61,041)	(71,780)	(136,661)	(79,433)
Total net incurred losses and LAE	92,819	9,620	112,353	87,512
Net paid losses:
Current period	(30,474)	(16,173)	(38,577)	(24,892)
Prior periods	(290,491)	(205,222)	(641,137)	(454,944)
Total net paid losses	(320,965)	(221,395)	(679,714)	(479,836)
Effect of exchange rate movement	(139,561)	69,231	(81,834)	83,736
Acquired on purchase of subsidiaries	343,806	—	343,806	—
Assumed business	—	—	1,527,551	1,432,412
Net balance as at June 30	6,670,025	5,628,947	6,670,025	5,628,947
Plus: reinsurance reserves recoverable	1,866,969	1,923,962	1,866,969	1,923,962
Plus: deferred charges on retroactive reinsurance	71,393	88,475	71,393	88,475
Balance as at June 30	$8,608,387	$7,641,384	$8,608,387	$7,641,384

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below provide the net incurred losses and LAE by segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
	Non-life Run-off	Atrium	StarStone	Total	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$196,311	$19,347	$105,307	$320,965	$144,412	$12,821	$64,162	$221,395
Net change in case and LAE reserves	(124,364)	(3,442)	25,841	(101,965)	(127,409)	(1,121)	8,145	(120,385)
Net change in IBNR reserves	(157,639)	1,855	12,742	(143,042)	(62,311)	(3,542)	(6,650)	(72,503)
Amortization of deferred charges	3,718	—	—	3,718	5,130	—	—	5,130
Increase (reduction) in estimates of net ultimate losses	(81,974)	17,760	143,890	79,676	(40,178)	8,158	65,657	33,637
Reduction in provisions for bad debt	—	—	—	—	(735)	—	—	(735)
Increase (reduction) in provisions for unallocated LAE	(9,311)	2	2,238	(7,071)	(10,935)	(56)	287	(10,704)
Amortization of fair value adjustments	3,918	(836)	(101)	2,981	678	87	(111)	654
Changes in fair value - fair value option	17,233	—	—	17,233	(13,232)	—	—	(13,232)
Net incurred losses and LAE	$(70,134)	$16,926	$146,027	$92,819	$(64,402)	$8,189	$65,833	$9,620

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
	Non-life Run-off	Atrium	StarStone	Total	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$448,895	$36,877	$193,942	$679,714	$300,984	$26,494	$152,358	$479,836
Net change in case and LAE reserves	(247,850)	448	21,366	(226,036)	(210,543)	(527)	(1,214)	(212,284)
Net change in IBNR reserves	(311,750)	146	3,871	(307,733)	(140,958)	(5,346)	(16,802)	(163,106)
Amortization of deferred charges	8,799	—	—	8,799	6,076	—	—	6,076
Increase (reduction) in estimates of net ultimate losses	(101,906)	37,471	219,179	154,744	(44,441)	20,621	134,342	110,522
Reduction in provisions for bad debt	—	—	—	—	(735)	—	—	(735)
Increase (reduction) in provisions for unallocated LAE	(24,263)	2	2,430	(21,831)	(25,258)	(64)	286	(25,036)
Amortization of fair value adjustments	6,065	(3,375)	(242)	2,448	2,025	120	(634)	1,511
Changes in fair value - fair value option	(23,008)	—	—	(23,008)	1,250	—	—	1,250
Net incurred losses and LAE	$(143,112)	$34,098	$221,367	$112,353	$(67,159)	$20,677	$133,994	$87,512

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Life Run-off Segment
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the three and six months ended June 30, 2018 and 2017 for the Non-life Run-off segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance as at beginning of period	$7,517,511	$6,478,150	$5,949,472	$4,716,363
Less: reinsurance reserves recoverable	1,703,481	1,504,371	1,377,485	1,000,953
Less: deferred charges on retroactive insurance	75,111	93,605	80,192	94,551
Net balance as at beginning of period	5,738,919	4,880,174	4,491,795	3,620,859
Net incurred losses and LAE:
Current period	5,113	461	5,459	1,175
Prior periods	(75,247)	(64,863)	(148,571)	(68,334)
Total net incurred losses and LAE	(70,134)	(64,402)	(143,112)	(67,159)
Net paid losses:
Current period	(590)	(130)	(591)	(371)
Prior periods	(195,721)	(144,282)	(448,304)	(300,613)
Total net paid losses	(196,311)	(144,412)	(448,895)	(300,984)
Effect of exchange rate movement	(131,081)	56,887	(75,678)	74,512
Acquired on purchase of subsidiaries	150,825	—	150,825	—
Assumed business	—	—	1,517,283	1,401,019
Net balance as at June 30	5,492,218	4,728,247	5,492,218	4,728,247
Plus: reinsurance reserves recoverable	1,462,139	1,500,557	1,462,139	1,500,557
Plus: deferred charges on retroactive reinsurance	71,393	88,475	71,393	88,475
Balance as at June 30	$7,025,750	$6,317,279	$7,025,750	$6,317,279
Net incurred losses and LAE in the Non-life Run-off segment for the three months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,
	2018			2017
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$195,721	$590	$196,311	$144,282	$130	$144,412
Net change in case and LAE reserves	(125,416)	1,052	(124,364)	(127,393)	(16)	(127,409)
Net change in IBNR reserves	(161,110)	3,471	(157,639)	(62,604)	293	(62,311)
Amortization of deferred charges	3,718	—	3,718	5,130	—	5,130
Increase (reduction) in estimates of net ultimate losses	(87,087)	5,113	(81,974)	(40,585)	407	(40,178)
Reduction in provisions for bad debt	—	—	—	(735)	—	(735)
Increase (reduction) in provisions for unallocated LAE	(9,311)	—	(9,311)	(10,989)	54	(10,935)
Amortization of fair value adjustments	3,918	—	3,918	678	—	678
Changes in fair value - fair value option	17,233	—	17,233	(13,232)	—	(13,232)
Net incurred losses and LAE	$(75,247)	$5,113	$(70,134)	$(64,863)	$461	$(64,402)
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
Three Months Ended June 30, 2018
The reduction in net incurred losses and LAE for the three months ended June 30, 2018 of $70.1 million included net incurred losses and LAE of $5.1 million related to current period net earned premium. Excluding current period net

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurred losses and LAE of $5.1 million, the reduction in net incurred losses and LAE liabilities relating to prior periods was $75.2 million, which was attributable to a reduction in estimates of net ultimate losses of $87.1 million, a reduction in provisions for unallocated LAE of $9.3 million relating to 2018 run-off activity and a change in fair value of $17.2 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired of $3.9 million. The reduction in estimates of net ultimate losses of $87.1 million for the three months ended June 30, 2018 included a net reduction in case and IBNR reserves of $286.5 million, partially offset by net losses paid of $195.7 million and the amortization of the deferred charges of $3.7 million.
Three Months Ended June 30, 2017
The reduction in net incurred losses and LAE for the three months ended June 30, 2017 of $64.4 million included net incurred losses and LAE of $0.5 million related to current period net earned premium, primarily for the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $0.5 million, the reduction in net incurred losses and LAE liabilities relating to prior periods was $64.9 million, which was attributable to a reduction in estimates of net ultimate losses of $40.6 million, and a reduction in provisions for unallocated LAE of $11.0 million, relating to 2017 run-off activity and a change in fair value of $13.2 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $0.7 million. The reduction in estimates of net ultimate losses of $40.6 million for the three months ended June 30, 2017 included a net change in case and IBNR reserves of $190.0 million, partially offset by net losses paid of $144.3 million and the amortization of the deferred charges of $5.1 million.
Net incurred losses and LAE in the Non-life Run-off segment for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,
	2018			2017
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$448,304	$591	$448,895	$300,613	$371	$300,984
Net change in case and LAE reserves	(248,908)	1,058	(247,850)	(210,527)	(16)	(210,543)
Net change in IBNR reserves	(315,560)	3,810	(311,750)	(141,682)	724	(140,958)
Amortization of deferred charges	8,799	—	8,799	6,076	—	6,076
Increase (reduction) in estimates of net ultimate losses	(107,365)	5,459	(101,906)	(45,520)	1,079	(44,441)
Reduction in provisions for bad debt	—	—	—	(735)	—	(735)
Increase (reduction) in provisions for unallocated LAE	(24,263)	—	(24,263)	(25,354)	96	(25,258)
Amortization of fair value adjustments	6,065	—	6,065	2,025	—	2,025
Changes in fair value - fair value option	(23,008)	—	(23,008)	1,250	—	1,250
Net incurred losses and LAE	$(148,571)	$5,459	$(143,112)	$(68,334)	$1,175	$(67,159)
Six Months Ended June 30, 2018
The reduction in net incurred losses and LAE for the six months ended June 30, 2018 of $143.1 million included net incurred losses and LAE of $5.5 million related to current period net earned premium. Excluding current period net incurred losses and LAE of $5.5 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $148.6 million, which was attributable to a reduction in estimates of net ultimate losses of $107.4 million, a reduction in provisions for unallocated LAE of $24.3 million and a change in fair value of $23.0 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired of $6.1 million. The reduction in estimates of net ultimate losses for the six months ended June 30, 2018 included a net change in case and IBNR reserves of $564.5 million, partially offset by net losses of $448.3 million and amortization of the deferred charges of $8.8 million.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six Months Ended June 30, 2017
The reduction in net incurred losses and LAE for the six months ended June 30, 2017 of $67.2 million included net incurred losses and LAE of $1.2 million related to current period net earned premium, related to the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $1.2 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $68.3 million, which was attributable to a reduction in estimates of net ultimate losses of $45.5 million, a reduction in provisions for bad debt of $0.7 million and a reduction in provisions for unallocated LAE of $25.4 million, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $2.0 million and an increase in fair value of $1.3 million related to our assumed retroactive reinsurance agreements with for which we have elected the fair value option. The reduction in estimates of net ultimate losses for the six months ended June 30, 2017 included a net change in case and IBNR reserves of $352.2 million. The reduction of estimates in net ultimate losses for the six months ended June 30, 2017 was reduced by amortization of the deferred charges of $6.1 million.
Atrium
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the three and six months ended June 30, 2018 and 2017 for the Atrium segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance as at beginning of period	$240,795	$212,123	$240,873	$212,122
Less: reinsurance reserves recoverable	40,025	30,625	40,531	30,009
Net balance as at beginning of period	200,770	181,498	200,342	182,113
Net incurred losses and LAE:
Current period	19,175	14,858	36,481	29,279
Prior periods	(2,249)	(6,669)	(2,383)	(8,602)
Total net incurred losses and LAE	16,926	8,189	34,098	20,677
Net paid losses:
Current period	(10,465)	(5,398)	(17,619)	(9,660)
Prior periods	(8,882)	(7,423)	(19,258)	(16,834)
Total net paid losses	(19,347)	(12,821)	(36,877)	(26,494)
Effect of exchange rate movement	(2,370)	2,031	(1,584)	2,601
Net balance as at June 30	195,979	178,897	195,979	178,897
Plus: reinsurance reserves recoverable	38,253	29,749	38,253	29,749
Balance as at June 30	$234,232	$208,646	$234,232	$208,646
Net incurred losses and LAE in the Atrium segment for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,
	2018			2017
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	8,882	10,465	19,347	7,423	5,398	12,821
Net change in case and LAE reserves	(3,169)	(273)	(3,442)	(2,007)	886	(1,121)
Net change in IBNR reserves	(7,128)	8,983	1,855	(12,221)	8,679	(3,542)
Increase (reduction) in estimates of net ultimate losses	(1,415)	19,175	17,760	(6,805)	14,963	8,158
Increase (reduction) in provisions for unallocated LAE	2	—	2	49	(105)	(56)
Amortization of fair value adjustments	(836)	—	(836)	87	—	87
Net incurred losses and LAE	(2,249)	19,175	16,926	(6,669)	14,858	8,189

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30,
	2018			2017
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$19,258	$17,619	$36,877	$16,834	$9,660	$26,494
Net change in case and LAE reserves	(5,553)	6,001	448	(5,123)	4,596	(527)
Net change in IBNR reserves	(12,715)	12,861	146	(20,358)	15,012	(5,346)
Increase (reduction) in estimates of net ultimate losses	990	36,481	37,471	(8,647)	29,268	20,621
Increase (reduction) in provisions for unallocated LAE	2	—	2	(75)	11	(64)
Amortization of fair value adjustments	(3,375)	—	(3,375)	120	—	120
Net incurred losses and LAE	$(2,383)	$36,481	$34,098	$(8,602)	$29,279	$20,677
StarStone
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the three and six months ended June 30, 2018 and 2017 for our StarStone segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance as at beginning of period	$1,227,764	$1,070,314	$1,207,743	$1,059,382
Less: reinsurance reserves recoverable	473,527	360,495	452,017	357,231
Net balance as at beginning of period	754,237	709,819	755,726	702,151
Net incurred losses and LAE:
Current period	129,572	66,081	207,074	136,491
Prior periods	16,455	(248)	14,293	(2,497)
Total net incurred losses and LAE	146,027	65,833	221,367	133,994
Net paid losses:
Current period	(19,419)	(10,645)	(20,367)	(14,861)
Prior periods	(85,888)	(53,517)	(173,575)	(137,497)
Total net paid losses	(105,307)	(64,162)	(193,942)	(152,358)
Effect of exchange rate movement	(6,110)	10,313	(4,572)	6,623
Acquired on purchase of subsidiaries	192,981	—	192,981	—
Assumed business	—	—	10,268	31,393
Net balance as at June 30	981,828	721,803	981,828	721,803
Plus: reinsurance reserves recoverable	366,577	393,656	366,577	393,656
Balance as at June 30	$1,348,405	$1,115,459	$1,348,405	$1,115,459
Net incurred losses and LAE in the StarStone segment for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,
	2018			2017
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$85,888	$19,419	$105,307	$53,517	$10,645	$64,162
Net change in case and LAE reserves	(21,405)	47,246	25,841	(16,621)	24,766	8,145
Net change in IBNR reserves	(46,738)	59,480	12,742	(35,828)	29,178	(6,650)
Increase in estimates of net ultimate losses	17,745	126,145	143,890	1,068	64,589	65,657
Increase (reduction) in provisions for unallocated LAE	(1,189)	3,427	2,238	(1,205)	1,492	287
Amortization of fair value adjustments	(101)	—	(101)	(111)	—	(111)
Net incurred losses and LAE	$16,455	$129,572	$146,027	$(248)	$66,081	$65,833

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30,
	2018			2017
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$173,575	$20,367	$193,942	$137,497	$14,861	$152,358
Net change in case and LAE reserves	(35,622)	56,988	21,366	(41,464)	40,250	(1,214)
Net change in IBNR reserves	(120,128)	123,999	3,871	(94,765)	77,963	(16,802)
Increase in estimates of net ultimate losses	17,825	201,354	219,179	1,268	133,074	134,342
Increase (reduction) in provisions for unallocated LAE	(3,290)	5,720	2,430	(3,131)	3,417	286
Amortization of fair value adjustments	(242)	—	(242)	(634)	—	(634)
Net incurred losses and LAE	$14,293	$207,074	$221,367	$(2,497)	$136,491	$133,994
11. POLICY BENEFITS FOR LIFE CONTRACTS
We have acquired long duration contracts that subject us to mortality, longevity and morbidity risks and which are accounted for as life and annuity premiums earned. Life benefit reserves are established using assumptions for investment yields, mortality, morbidity, lapse and expenses, including a provision for adverse deviation. We establish and review our life reserves regularly based upon cash flow projections. We establish and maintain our life reinsurance reserves at a level that we estimate will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support all future cash flow benefit obligations and third-party servicing obligations as they become payable. Policy benefits for life contracts as at June 30, 2018 and December 31, 2017 were $109.0 million and $117.2 million, respectively. Refer to Note 2 - "Significant Accounting Policies" - (d) Policy Benefits for Life and Annuity Contracts" of the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017 for a description of the assumptions used and the process for establishing our assumptions and estimates.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. PREMIUMS WRITTEN AND EARNED
The following table provides a summary of net premiums written and earned in our Non-life Run-off, Atrium and StarStone segments and Other activities for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Non-life Run-off
Gross	$(938)	$23,188	$1,222	$4,710	$6,442	$36,298	$2,205	$6,008
Ceded	(723)	(13,579)	683	(1,345)	(8,003)	(19,511)	(219)	(2,567)
Net	$(1,661)	$9,609	$1,905	$3,365	$(1,561)	$16,787	$1,986	$3,441
Atrium
Gross	$41,560	$39,795	$34,565	$35,822	$91,002	$79,469	$80,978	$72,042
Ceded	(6,977)	(5,273)	(3,238)	(3,442)	(14,925)	(9,724)	(7,732)	(7,442)
Net	$34,583	$34,522	$31,327	$32,380	$76,077	$69,745	$73,246	$64,600
StarStone
Gross	$301,353	$245,284	$224,564	$212,720	$606,342	$480,227	$451,100	$418,304
Ceded	(82,115)	(61,663)	(109,030)	(94,169)	(206,541)	(169,780)	(216,700)	(184,345)
Net	$219,238	$183,621	$115,534	$118,551	$399,801	$310,447	$234,400	$233,959
Other
Gross	$975	$980	$582	$1,657	$2,012	$2,030	$2,082	$3,214
Ceded	84	80	200	(382)	37	22	(107)	(745)
Net	$1,059	$1,060	$782	$1,275	$2,049	$2,052	$1,975	$2,469
Total
Gross	$342,950	$309,247	$260,933	$254,909	$705,798	$598,024	$536,365	$499,568
Ceded	(89,731)	(80,435)	(111,385)	(99,338)	(229,432)	(198,993)	(224,758)	(195,099)
Total	$253,219	$228,812	$149,548	$155,571	$476,366	$399,031	$311,607	$304,469

13. GOODWILL AND INTANGIBLE ASSETS
The following table presents a reconciliation of the beginning and ending goodwill, intangible assets and the deferred charges during the six months ended June 30, 2018:

	Goodwill	Intangible assets with a definite life - Other	Intangible assets with an indefinite life	Total	Intangible assets with a definite life - FVA	Other assets - Deferred Charges
Balance as at January 1, 2018	$73,071	$20,487	$87,031	$180,589	$140,393	$80,192
Acquired during the period	41,736	—	—	41,736	—	—
Amortization	—	(2,460)	—	(2,460)	(2,786)	(8,799)
Balance as at June 30, 2018	$114,807	$18,027	$87,031	$219,865	$137,607	$71,393
Refer to Note 2 - "Acquisitions" for further details on the goodwill acquired during the period. Refer to Note 14 - "Goodwill, Intangible assets and Deferred Charges" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017 for more information on goodwill, intangible assets and the deferred charges.
Intangible asset amortization for the three and six months ended June 30, 2018 was $4.5 million and $5.2 million, respectively, compared to $0.7 million and $2.2 million for the comparative periods in 2017.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross carrying value, accumulated amortization and net carrying value of intangible assets by type and the deferred charge as at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018			December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with a definite life:
Fair value adjustments:
Losses and LAE liabilities	$462,455	$(347,407)	$115,048	$462,455	$(345,449)	$117,006
Reinsurance balances recoverable	(179,219)	164,887	(14,332)	(179,219)	165,579	(13,640)
Other Assets	(48,840)	706	(48,134)	(48,840)	440	(48,400)
Other Liabilities	85,845	(820)	85,025	85,845	(418)	85,427
Total	$320,241	$(182,634)	$137,607	$320,241	$(179,848)	$140,393
Other:
Distribution channel	$20,000	$(6,110)	$13,890	$20,000	$(5,444)	$14,556
Technology	15,000	(14,654)	346	15,000	(13,210)	1,790
Brand	7,000	(3,209)	3,791	7,000	(2,859)	4,141
Total	$42,000	$(23,973)	$18,027	$42,000	$(21,513)	$20,487
Intangible assets with an indefinite life:
Lloyd’s syndicate capacity	$37,031	$—	$37,031	$37,031	$—	$37,031
Licenses	19,900	—	19,900	19,900	—	19,900
Management contract	30,100	—	30,100	30,100	—	30,100
Total	$87,031	$—	$87,031	$87,031	$—	$87,031

Deferred charges on retroactive reinsurance	$278,643	$(207,250)	$71,393	$278,643	$(198,451)	$80,192
14. DEBT OBLIGATIONS
We utilize debt arrangements primarily for acquisitions and, from time to time, for general corporate purposes. Debt obligations as at June 30, 2018 and December 31, 2017 were as follows:

Facility	Origination Date	Term	June 30, 2018	December 31, 2017
Senior Notes	March 10, 2017	5 years	$350,000	$350,000
Less: Unamortized debt issuance costs			(2,285)	(2,484)
Total Senior Notes			347,715	347,516
EGL Revolving Credit Facility	September 16, 2014	5 years	91,895	225,110
EGL Term Loan Facility	November 18, 2016	3 years	—	74,063
Total debt obligations			$439,610	$646,689
For the three months ended June 30, 2018 and 2017, interest expense on our debt obligations was $8.7 million and $6.8 million, respectively. For the six months ended June 30, 2018 and 2017, interest expense on our debt obligations was $16.1 million and $13.0 million, respectively.
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Notes are redeemable at our option on a make whole basis at any time prior to the date that is one month prior to the maturity of the Notes. On or after the date that is one month prior to the maturity of the Notes, the Notes are redeemable at a redemption price equal to 100% of the principal amount of the Notes to be redeemed.
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
EGL Revolving Credit Facility
This five-year revolving credit facility, originated on September 16, 2014 and most recently amended on March 20, 2017, is among Enstar Group Limited and certain of its subsidiaries, as borrowers and as guarantors, and various financial institutions. As at June 30, 2018, we were permitted to borrow up to an aggregate of $831.3 million under the facility. As at June 30, 2018, there was $739.4 million of available unutilized capacity under this facility. We are in compliance with the covenants of the EGL Revolving Credit Facility. Subsequent to June 30, 2018, we reduced the maximum borrowings capacity under the facility to $600.0 million, and repaid $13.9 million, bringing the unutilized capacity under this facility to $522.0 million.
As at June 30, 2018 and December 31, 2017, there were borrowings of €60.0 million ($70.1 million) and €50.0 million ($60.1 million), respectively, under the facility that were designated as non-derivative hedges of our net investment in certain subsidiaries whose functional currency is denominated in Euros. Refer to Note 8 - "Derivative and Hedging Instruments" for more information on these non-derivative hedges.
EGL Term Loan Facility
On November 18, 2016, we entered into and fully utilized a three-year $75.0 million unsecured term loan (the "EGL Term Loan Facility"). A portion of the proceeds from the issuance of our Series D Preferred Shares was used to fully repay this facility and the facility was terminated in the three months ended June 30, 2018.
Refer to Note 15 - "Debt Obligations" of the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017 for further information on the terms of the above facilities.
15. NONCONTROLLING INTERESTS
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest ("RNCI") as at June 30, 2018 and December 31, 2017 comprises the ownership interests held by the Trident V Funds ("Trident") (39.3%) and Dowling Capital Partners, L.P. ("Dowling") (1.7%) in our subsidiary North Bay Holdings Limited ("North Bay"). North Bay owns our investments in StarStone and Atrium.
The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI as at June 30, 2018 and December 31, 2017:

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Balance at beginning of period	$479,606	$454,522
Dividends paid	—	(27,458)
Net earnings (losses) attributable to RNCI	(8,021)	19,619
Accumulated other comprehensive earnings (losses) attributable to RNCI	(381)	1,945
Change in redemption value of RNCI	(111)	30,978
Balance at end of period	$471,093	$479,606
We carried the RNCI at its estimated redemption value, which is fair value, as of June 30, 2018. The decrease was primarily attributable to a decrease in the net assets due to net losses during the six months ended June 30, 2018.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Refer to Note 20 - "Related Party Transactions" and Note 21 - "Commitments and Contingencies" for additional information regarding RNCI.
Noncontrolling Interest
As at June 30, 2018 and December 31, 2017, we had $9.7 million and $9.3 million, respectively, of noncontrolling interest ("NCI") primarily related to an external interest in one of our non-life run-off subsidiaries.
16. SHARE CAPITAL
Issue of Voting ordinary shares and Series E non-voting ordinary shares
On May 14, 2018, an aggregate of 2,007,017 of our ordinary shares were issued to the shareholders of KaylaRe, comprising 1,501,778 voting ordinary shares and 505,239 Series E non-voting ordinary shares. The shares were consideration for the acquisition of KaylaRe Holdings Ltd, as described in Note 2 - "Acquisitions".
Issue of Series D Preferred Shares
On June 28, 2018, the Company raised $400.0 million through the public offering of 16,000 shares of its 7.00% non-cumulative fixed-to-floating rate Series D perpetual preferred shares ("Series D Preferred Shares") (equivalent to 16,000,000 depositary shares, each of which represents a 1/1,000th interest in a Series D Preferred Share), $1.00 par value and $25,000 liquidation preference (the "Liquidation Preference") per share (equivalent to $25.00 per Depositary Share). After underwriting discounts and other expenses, the Company received net proceeds of $389.5 million which was used to repay a portion of amounts outstanding under the EGL Revolving Credit Facility and repaid in full the EGL Term Loan Facility.
The Series D Preferred Shares are not redeemable prior to September 1, 2028, except in specified circumstances relating to certain tax, corporate, capital or rating agency events as described in the prospectus supplement relating to the offering. On and after September 1, 2028, the Series D Preferred Shares, represented by the depositary shares, will be redeemable at the Company’s option, in whole or from time to time in part, at a redemption price equal to $25,000 per Series D Preferred Share (equivalent to $25.00 per depositary share), plus any declared and unpaid dividends.
Holders of Series D Preferred Shares will be entitled to receive, only when, as and if declared, non-cumulative cash dividends, paid quarterly in arrears on the 1st day of March, June, September and December of each year, commencing on September 1, 2018, in an amount per share equal to 7.00% of the Liquidation Preference per annum (equivalent to $1,750.00 per Series D Preferred Share and $1.75 per depositary share per annum) up to but excluding September 1, 2028. Commencing on September 1, 2028, which is the commencement date of the floating rate period, quarterly dividends on the Series D Preferred Shares will be payable, on a non-cumulative basis, when, as and if declared, at a floating rate equal to three-month LIBOR plus 4.015% of the Liquidation Preference per annum. Dividends that are not declared will not accumulate and will not be payable.
On July 31, 2018, our Board of Directors declared a cash dividend of $320.83 per Series D Preferred share (equivalent to $0.32083 per depositary share), payable on September 1, 2018 to shareholders of record on August 15, 2018.

Refer to Note 17 - "Share Capital" of the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information on our share capital.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net earnings per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net earnings (loss) from continuing operations	$8,244	$95,057	$(32,966)	$149,366
Net loss from discontinued operations	—	(4,871)	—	(4,500)
Net earnings (loss) attributable to Enstar Group Limited	8,244	90,186	(32,966)	144,866
Denominator:
Weighted average ordinary shares outstanding — basic	20,462,788	19,387,650	19,938,815	19,381,225
Effect of dilutive securities:
Share-based compensation plans	128,232	53,720	122,471	54,182
Warrants	80,212	70,059	79,081	70,670
Weighted average ordinary shares outstanding — diluted	20,671,232	19,511,429	20,140,367	19,506,077
Earnings (losses) per share attributable to Enstar Group Limited:
Basic:
Net earnings (loss) from continuing operations	$0.40	$4.90	$(1.65)	$7.71
Net loss from discontinued operations	—	(0.25)	$—	$(0.23)
Net earnings (loss) per ordinary share	$0.40	$4.65	$(1.65)	$7.48
Diluted(1) :
Net earnings (loss) from continuing operations	$0.40	$4.87	$(1.65)	$7.66
Net loss from discontinued operations	—	(0.25)	$—	$(0.23)
Net earnings (loss) per ordinary share	$0.40	$4.62	$(1.65)	$7.43
(1) During a period of loss, the basic weighted average ordinary shares outstanding is used in the denominator of the diluted loss per ordinary share computation as the effect of including potentially dilutive securities would be anti-dilutive.
18. SHARE-BASED COMPENSATION AND PENSIONS
We provide various employee benefits including share-based compensation, an employee share purchase plan, an annual incentive compensation program, and pension plans. These are described in Note 19 - "Share-Based Compensation and Pensions" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017.
The table below provides the expenses related to the share-based compensation plans, employee share purchase plan, and pension plans for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Share-based Compensation Expense	$4,454	$6,155	$10,519	$9,979

Employee Share Purchase Plan	$127	$58	$210	$166

Pension Expense	$3,184	$3,182	$5,822	$5,485
19. TAXATION
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
Interim Tax Expense
The effective tax rates on income for the three and six months ended June 30, 2018 were 104.1% and (10.4)%, respectively, as compared to 4.2% and 1.0%, respectively for the comparatives periods in 2017. The effective tax rate on income differs from the statutory rate of 0% due to tax on foreign operations, primarily the United States and the United Kingdom. We have foreign operating subsidiaries and branch operations principally located in the United States, United Kingdom, Continental Europe and Australia that are subject to federal, foreign, state and local taxes in those jurisdictions. Deferred income tax liabilities have not been accrued with respect to the undistributed earnings of our foreign subsidiaries. If the earnings were to be distributed, as dividends or other distributions, withholding taxes may be imposed by the jurisdiction of the paying subsidiary. For our U.S. subsidiaries, we have not currently accrued any withholding taxes with respect to un-remitted earnings as management has no current intention of remitting these earnings. For our United Kingdom subsidiaries, there are no withholding taxes imposed. For our other foreign subsidiaries, it would not be practicable to compute such amounts due to a variety of factors, including the amount, timing, and manner of any repatriation. Because we operate in many jurisdictions, our net earnings are subject to risk due to changing tax laws and tax rates around the world. The current, rapidly changing economic environment may increase the likelihood of substantial changes to tax laws in the jurisdictions in which we operate.
Assessment of Valuation Allowance on Deferred Tax Asset
We have estimated the future taxable income of our foreign subsidiaries and have provided a valuation allowance in respect of loss carryforwards where we do not expect to realize a benefit. We have considered all available evidence using a "more than likely than not" standard in determining the amount of the valuation allowance. During the three and six months ended June 30, 2018, we had no change in our assessment of our valuation allowance on deferred tax assets.
Accounting for Uncertainty in Income Taxes
There were no unrecognized tax benefits relating to uncertain tax positions as at June 30, 2018 and December 31, 2017.
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. RELATED PARTY TRANSACTIONS
Stone Point Capital LLC
Through several private transactions occurring from May 2012 to July 2012 and an additional private transaction that closed in May 2018, investment funds managed by Stone Point have acquired an aggregate of 1,635,986 of our Voting Ordinary Shares (which now constitutes approximately 9.1% of our outstanding Voting Ordinary Shares). On November 6, 2013, we appointed James D. Carey to our Board of Directors. Mr. Carey is the sole member of an entity that is one of four general partners of the entities serving as general partners for Trident, is a member of the investment committees of such general partners, and is a member and senior principal of Stone Point Capital LLC ("Stone Point"), the manager of the Trident funds.
In addition, we have entered into certain agreements with Trident with respect to Trident’s co-investments in the Atrium, Arden, and StarStone acquisitions. These include investors’ agreements and shareholders’ agreements, which provide for, among other things:  (i) our right to redeem Trident’s equity interest in the Atrium/Arden and StarStone transactions in cash at fair market value within the 90 days following September 6, 2018 and April 1, 2019, respectively, and at any time following September 6, 2020 and April 1, 2021, respectively; and (ii) Trident’s right to have its equity co-investment interests in the Atrium/Arden and StarStone transactions redeemed by us at fair market value (which we may satisfy in either cash or our ordinary shares) following September 6, 2020 and April 1, 2021, respectively. Pursuant to the terms of the shareholders’ agreements, Mr. Carey serves as a Trident representative on the boards of the holding companies established in connection with the Atrium/Arden and StarStone co-investment transactions. Trident also has a second representative on these boards who is a Stone Point employee. As at June 30, 2018 and December 31, 2017, the RNCI on our balance sheet relating to these Trident co-investment transactions was as follows:

	June 30, 2018	December 31, 2017
Redeemable Noncontrolling Interest	451,490	459,649
As at June 30, 2018, we had the following relationships with Stone Point and its affiliates:

•	Investments in funds (carried within other investments) managed by Stone Point, with respect to which we recognized unrealized gains and interest income;

•
Investments in registered investment companies affiliated with entities owned by Trident or otherwise affiliated with Stone Point, with respect to which we recognized unrealized gains and interest income;

•	Separate accounts managed by Eagle Point Credit Management and PRIMA Capital Advisors, which are affiliates of entities owned by Trident, with respect to which we incurred management fees;

•
Investments in funds (carried within other investments) managed by Sound Point Capital, an entity in which Mr. Carey has an indirect minority ownership interest and serves as a director, with respect to which we recognized net unrealized gains;

•
Sound Point Capital has acted as collateral manager for certain of our direct investments in CLO equity securities, with respect to which we recognized net unrealized gains (losses) and interest income; and

•	A separate account managed by Sound Point Capital, with respect to which we incurred management fees.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the amounts included in our consolidated balance sheet related to our related party transactions with Stone Point and its affiliated entities:

	June 30, 2018	December 31, 2017
Investments in funds managed by Stone Point	$366,279	$255,905
Investments in registered investment companies affiliated with entities owned by Trident	40,422	22,060
Investments managed by Eagle Point Credit Management and PRIMA Capital Advisors	216,695	183,448
Investments in funds managed by Sound Point Capital	20,097	27,429
Investments in CLO equity securities with Sound Point Capital as collateral manager	17,137	17,760
Separate account managed by Sound Point Capital	65,182	63,572
The following table presents the amounts included in net earnings related to our related party transactions with Stone Point and its affiliated entities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net unrealized gains on funds managed by Stone Point	$3,778	$4,682	$2,252	$11,650
Net unrealized gains (losses) on registered investment companies affiliated with entities owned by Trident	344	(171)	6,549	5,037
Interest income on registered investment companies affiliated with entities owned by Trident	828	771	1,910	1,274
Management fees on investments managed by Eagle Point Credit Management and PRIMA Capital Advisors	(227)	(151)	(454)	(291)
Net unrealized gains (losses) on investments in funds managed by Sound Point Capital	291	433	(238)	794
Net unrealized (losses) on investments in CLO equity securities with Sound Point Capital as collateral manager	(392)	(383)	(623)	(2,494)
Interest income on investments in CLO equity securities with Sound Point Capital as collateral manager	1,179	1,292	2,489	2,479
Management fees on separate account managed by Sound Point Capital	(80)	(81)	(161)	(153)
CPPIB
Canada Pension Plan Investment Board ("CPPIB") owns approximately 8.4% of our voting ordinary shares and additional non-voting shares that, together with its voting ordinary shares held indirectly, represented an economic interest of approximately 17.9% as of June 30, 2018. Poul Winslow, of CPPIB, was appointed to our Board on September 29, 2015 in connection with CPPIB's shareholder rights agreement with us. Approximately 4.1% of our voting ordinary shares are held indirectly by CPPIB through CPPIB Epsilon Ontario Limited Partnership ("CPPIB LP"). CPPIB is the sole limited partner of CPPIB LP. CPPIB Epsilon Ontario Trust ("CPPIB Trust") is the general partner of CPPIB LP, and Mr. Winslow is a trustee of CPPIB Trust. By virtue of his role as a trustee of CPPIB Trust, in its capacity as general partner of CPPIB LP, Mr. Winslow has shared voting and shared dispositive power over the shares, but has no pecuniary interest in the shares.
We also have a pre-existing reinsurance balances recoverable based on normal commercial terms from Continental Assurance Company, a company acquired by Wilton Re Ltd. ("Wilton Re"). CPPIB, together with

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management of Wilton Re, owns 100% of the common stock of Wilton Re. The reinsurance recoverable on our consolidated balance sheet as at June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017
Reinsurance balances recoverable	$6,992	$7,003
KaylaRe
On May 14, 2018, the Company completed the previously announced transaction to acquire all of the outstanding shares and warrants of KaylaRe, following the receipt of all required regulatory approvals. In consideration for the acquired shares and warrants of KaylaRe, the Company issued an aggregate of 2,007,017 ordinary shares, comprising 1,501,778 voting ordinary shares and 505,239 Series E non-voting ordinary shares to the shareholders of KaylaRe as follows: (i) 1,204,353 voting ordinary shares and 505,239 Series E Shares to a fund managed by Hillhouse Capital; (ii) 285,986 voting ordinary shares to Trident; and (iii) 11,439 voting ordinary shares to the minority shareholder. In addition, the Shareholders Agreement between Enstar and the other KaylaRe shareholders was effectively terminated. Effective May 14, 2018 we consolidated KaylaRe into our consolidated financial statements and any balances between KaylaRe and Enstar are now eliminated upon consolidation. Refer to Note 2 - "Acquisitions" for additional information.
On December 15, 2016, KaylaRe completed an initial capital raise of $620.0 million. We originally owned approximately 48.2% of KaylaRe's common shares and recorded our investment in KaylaRe using the equity method basis of accounting, pursuant to the conclusion that we were not required to consolidate following an analysis based on the guidance in ASC 810 - Consolidation. Our investment in the common shares and warrants of KaylaRe was carried at $320.1 million and $309.8 million in other assets on our consolidated balance sheet as at May 14, 2018 and December 31, 2017, respectively.
Our subsidiary, Enstar Limited, acts as insurance and reinsurance manager to KaylaRe's subsidiary, KaylaRe Ltd., for which it received fee income. Affiliates of Enstar have also entered into various reinsurance agreements with KaylaRe Ltd. We provide administrative services to KaylaRe and KaylaRe Ltd.
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
In addition, Fitzwilliam Insurance Limited ("Fitzwilliam"), one of our non-life run-off subsidiaries, ceded $177.2 million of loss reserves to KaylaRe Ltd. in 2016, on a funds held basis. Under the terms of this reinsurance agreement, Fitzwilliam is entitled to receive a profit commission calculated with reference to reserve savings made during the currency of this agreement. Our Non-life Run-off subsidiaries did not cede any net incurred losses to KaylaRe Ltd. during three and six months ended June 30, 2018 and 2017.
Our consolidated balance sheets as at December 31, 2017 included the following balances related to transactions between us and KaylaRe and KaylaRe Ltd.:

December 31, 2017
Reinsurance balances recoverable	$357,355
Prepaid reinsurance premiums	116,356
Funds held	174,181
Insurance and reinsurance balances payable	232,884
Ceded acquisition costs	36,070

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our consolidated statement of earnings as at June 30, 2018 and June 30, 2017 included the following balances related to transactions between us and KaylaRe and KaylaRe Ltd.:

	Six Months Ended June 30,
	2018	2017
Fee income due to Enstar Limited	$1,453	$—

Transactions under KaylaRe-StarStone QS:
Ceded premium earned	52,651	113,354
Net incurred losses	31,654	60,156
Acquisition costs	18,774	45,373

Transactions under Fitzwilliam reinsurance agreement:
Profit Commission	—	7,816

Hillhouse
Gaoling Fund, L.P., YHG Investment, L.P. and Hillhouse Fund III L.P., investment funds managed by Hillhouse Capital, collectively own approximately 9.7% of Enstar’s voting ordinary shares. These funds also own non-voting ordinary shares and warrants to purchase additional non-voting ordinary shares, which together with their voting ordinary shares, represent an approximate 17.1% economic interest in Enstar. In February 2017, Jie Liu, a Managing Director of Hillhouse Capital, was appointed to our Board. In connection with Hillhouse Capital's investment in KaylaRe, Mr. Liu also served as a director of KaylaRe until resigning from that board in connection with the transaction described above.
As at December 31, 2017, KaylaRe had investments in a fund managed by Hillhouse. On May 14, 2018 KaylaRe was acquired (refer to Note 2 - "Acquisitions" for further details), at which point KaylaRe was consolidated and KaylaRe's investment in Hillhouse InRe Fund, L.P. was recorded within our other investments on consolidated balance sheet.
As at June 30, 2018, we had investments in each of Gaoling Fund, L.P., China Value Fund, L.P. and Hillhouse InRe Fund, L.P., which are funds managed by Hillhouse, with respect to which we recognized unrealized gains. Subsequent to June 30, 2018, we invested an additional $102.6 million in funds managed by Hillhouse.
Our consolidated balance sheet as at June 30, 2018 and December 31, 2017 included the following balances related to transactions between us and Hillhouse and its affiliated entities:

	June 30, 2018	December 31, 2017
Investments in funds managed by Hillhouse, held by equity method investments	$—	$456,660

Investment in funds managed by Hillhouse	703,986	—
The increase in the investment in funds managed by Hillhouse was primarily due to consolidation of the Hillhouse InRe Fund, L.P. which was previously held by our KaylaRe, our equity method investment, additional subscriptions of $202.1 million and increases due net unrealized gains on the investments.
Our consolidated statement of earnings as at June 30, 2018 and June 30, 2017 included the following balances related to transactions between us and Hillhouse and its affiliated entities:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Net unrealized gains	$10,850	$22,939

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Monument
Monument Insurance Group Limited ("Monument") was established in October 2016 and Enstar has invested a total of $16.0 million in the common and preferred shares of Monument. We have approximately a 26.6% interest in Monument. In connection with our investment in Monument, we entered into a Shareholders Agreement with the other shareholders. We recorded the investment in Monument using the equity method basis of accounting, as we concluded that we are not required to consolidate based on the guidance in ASC 810 - Consolidation.
On August 29, 2017, we sold our wholly-owned subsidiary Laguna to a subsidiary of Monument, for a total consideration of €25.6 million (approximately $30.8 million). The total loss recorded on the sale of Laguna, for the year ended December 31, 2017 was $16.3 million, which included a cumulative currency translation adjustment balance of $6.3 million, which upon completion of the sale during the third quarter of 2017 was reclassified from accumulated other comprehensive income and included in earnings as a component of the loss on sale of Laguna.
Our investment in the common and preferred shares of Monument, carried in other assets on our consolidated balance sheet, as at June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017
Carrying value	$21,871	$15,960
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
We have recorded the investment in Clear Spring using the equity method basis of accounting, pursuant to the conclusion that we are not required to consolidate following an analysis based on the guidance in ASC 810 - Consolidation. Our investment in the common shares of Clear Spring, carried in other assets on our consolidated balance sheet, as at June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017
Investment in Clear Spring	$10,565	$10,596
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our consolidated balance sheet as at June 30, 2018 and December 31, 2017 included the following balances related to transactions between us and Clear Spring:

	June 30, 2018	December 31, 2017
Balances under StarStone quota share:
Reinsurance balances recoverable	$16,166	$9,053
Prepaid insurance premiums	14,859	13,747
Ceded payable	15,925	13,964
Ceded acquisition costs	3,545	3,186

Balances under Cavello quota share:
Losses and LAE	554	—
Unearned reinsurance premiums	253	3,437
Funds held	1,400	5,095
Our consolidated statement of earnings as at June 30, 2018 and June 30, 2017 included the following balances related to transactions between us and Clear Spring:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Balances under StarStone quota share:
Ceded premium earned	$7,636	$—	$14,638	$—
Net incurred losses and LAE	3,044	—	8,606	—
Acquisition costs	2,129	—	3,911	—

Balances under Cavello quota share:
Premium earned	158	—	1,909	—
Net incurred losses and LAE	(629)	—	761	—
Acquisition costs	91	—	555	—
AmTrust
Effective July 23, 2018 the Company entered into a Subscription Agreement with Evergreen Parent L.P. ("Evergreen"), K-Z Evergreen, LLC and Trident Pine Acquisition LP ("Trident Pine"). Evergreen is an entity formed by private equity funds managed by Stone Point and the Karfunkel-Zyskind family that intends to acquire approximately 45% of the issued and outstanding shares of common stock of AmTrust Financial Services, Inc. ("AmTrust") that the Karfunkel-Zyskind Family and certain of its affiliates and related parties do not presently own or control. The transaction was approved by AmTrust’s stockholders on June 21, 2018, and is expected to close during the second half of 2018, subject to the satisfaction of customary closing conditions, including approval by regulatory authorities.
Pursuant to the Subscription Agreement, and subject to the conditions therein, Enstar or one or more of its controlled, majority-owned affiliates, agreed to purchase equity in Evergreen in the aggregate amount of $200.0 million. The equity interest will be in the form of three separate classes of equity securities issued at the same price and in the same proportion as the equity interest to be purchased by Trident Pine. Following the closing of the transaction, Enstar is expected to own approximately 7.4% of the capital units and 6.2% of the indirect voting rights of Evergreen. Among other conditions, the closing under the Subscription Agreement is contingent on the closing of Evergreen’s transaction with respect to AmTrust.
Citco

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2018, our subsidiary made a $50.0 million indirect investment in the shares of Citco III Limited ("Citco"), a fund administrator with global operations. Pursuant to an investment agreement and in consideration for participation therein, a related party of Hillhouse Capital provided investment support to our subsidiary. In a private transaction that preceded our co-investment opportunity, certain Citco shareholders, including Trident, agreed to sell all or a portion of their interests in Citco. As of June 30, 2018, Trident owned an approximate 3.4% interest in Citco. Mr. Carey currently serves as an observer to the board of directors of Citco in connection with Trident's investment therein.
21. COMMITMENTS AND CONTINGENCIES
Concentrations of Credit Risk
We believe that there are no significant concentrations of credit risk associated with our cash and cash equivalents, fixed maturity investments, or other investments. Cash, cash equivalents and fixed maturity investments are managed pursuant to guidelines that follow prudent standards of diversification and limit the allowable holdings of a single issue and issuers. Other investments are managed pursuant to guidelines that emphasize diversification and liquidity. Pursuant to these guidelines, we manage and monitor risk across a variety of investment funds and vehicles, markets and counterparties. We are also subject to custodial credit risk on our investments, which we manage by diversifying our holdings amongst large financial institutions that are highly regulated.
We have exposure to credit risk on certain of our assets pledged to ceding companies under insurance contracts. In addition, we are potentially exposed should any insurance intermediaries be unable to fulfill their contractual obligations with respect to payments of balances owed to and by us.
Credit risk exists in relation to reinsurance balances recoverable. We remain liable to the extent that retrocessionaires do not meet their contractual obligations and, therefore, we evaluate and monitor concentration of credit risk among our reinsurers. These amounts are discussed in Note 9 - "Reinsurance Balances Recoverable".
We are also subject to credit risk in relation to funds held by reinsured companies. Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds balance is credited with investment income and losses payable are deducted. We are subject to credit risk if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due. We routinely monitor the creditworthiness of reinsured companies with whom we have funds held arrangements. We have a significant concentration of $1,051.3 million to one reinsured company which has financial strength credit ratings of A+ from A.M. Best and AA from Standard & Poor's.
We limit the amount of credit exposure to any one counterparty, and none of our counterparty credit exposures, excluding U.S. and the United Kingdom government instruments and the funds held counterparty noted above, exceeded 10% of shareholders’ equity as at June 30, 2018. Our credit exposure to the U.S. and the United Kingdom governments was $843.2 million, and $388.1 million, respectively, as at June 30, 2018.
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
Unfunded Investment Commitments
As at June 30, 2018, we had unfunded commitments to investment funds of $200.0 million.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees
As at June 30, 2018 and December 31, 2017, parental guarantees and capital instruments supporting subsidiaries' policyholder obligations were $618.7 million and $630.7 million, respectively.
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
Other liabilities included $192.2 million and $205.7 million for indemnity and defense costs for pending and future claims at June 30, 2018 and December 31, 2017, respectively, determined using standard actuarial techniques for asbestos-related exposures. Other liabilities also included $2.2 million and $2.2 million for environmental liabilities associated with Dana properties at June 30, 2018 and December 31, 2017, respectively.

Other assets included $117.9 million and $122.3 million at June 30, 2018 and December 31, 2017, respectively, for estimated insurance recoveries relating to these liabilities. The recorded asset represents our assessment of the capacity of the insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recognition of these recoveries is based on an assessment of the right to recover under the respective contracts and on the financial strength of the insurers. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if the accrued indemnity and defense costs were paid in full.

Redeemable Noncontrolling Interest

We have the right to purchase the RNCI interests from the RNCI holders at certain times in the future (each such right, a "call right"), and the RNCI holders have the right to sell their RNCI interests to us at certain times in the future (each such right, a "put right"). The RNCI rights held by Trident are described in Note 20 - "Related Party Transactions". Dowling has a right to participate if Trident exercises its put right.
22. SEGMENT INFORMATION
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth selected and unaudited condensed consolidated statement of earnings results by segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
	Non-Life Run-Off	Atrium	StarStone	Other	Total
Gross premiums written	$(938)	$41,560	$301,353	$975	$342,950

Net premiums written	$(1,661)	$34,583	$219,238	$1,059	$253,219

Net premiums earned	$9,609	$34,522	$183,621	$1,060	$228,812
Net incurred losses and LAE	70,134	(16,926)	(146,027)	—	(92,819)
Life and Annuity Policy Benefits	—	—	—	160	160
Acquisition costs	(3,214)	(12,716)	(37,271)	(133)	(53,334)
Operating expenses	(38,378)	(4,130)	(34,142)	—	(76,650)
Underwriting income (loss)	38,151	750	(33,819)	1,087	6,169
Net investment income	57,291	1,285	8,745	(852)	66,469
Net realized and unrealized losses	(46,027)	(680)	(3,181)	(4,530)	(54,418)
Fees and commission income	4,487	3,865	—	—	8,352
Other income (expense)	6,311	56	(600)	527	6,294
Corporate expenses	(13,387)	(1,838)	—	(10,737)	(25,962)
Interest income (expense)	(10,081)	—	(6)	1,165	(8,922)
Net foreign exchange gains (losses)	6,958	(47)	(1,573)	181	5,519
EARNINGS (LOSS) BEFORE INCOME TAXES	43,703	3,391	(30,434)	(13,159)	3,501
INCOME TAXES	(1,219)	(739)	(1,688)	—	(3,646)
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	42,484	2,652	(32,122)	(13,159)	(145)
Net loss (earnings) attributable to noncontrolling interest	(1,094)	(1,121)	10,604	—	8,389
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$41,390	$1,531	$(21,518)	$(13,159)	$8,244

Underwriting ratios:
Loss ratio (1)		49.0%	79.5%
Acquisition expense ratio (1)		36.8%	20.3%
Operating expense ratio (1)		12.0%	18.6%
Combined ratio (1)		97.8%	118.4%
(1)Refer to "Underwriting Ratios" for a description of how these ratios are calculated.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2018
	Non-Life Run-Off	Atrium	StarStone	Other	Total
Gross premiums written	$6,442	$91,002	$606,342	$2,012	$705,798

Net premiums written	$(1,561)	$76,077	$399,801	$2,049	$476,366

Net premiums earned	$16,787	$69,745	$310,447	$2,052	$399,031
Net incurred losses and LAE	143,112	(34,098)	(221,367)	—	(112,353)
Life and Annuity Policy Benefits	—	—	—	206	206
Acquisition costs	(4,684)	(24,781)	(53,696)	(281)	(83,442)
Operating expenses	(76,781)	(8,307)	(68,699)	—	(153,787)
Underwriting income (loss)	78,434	2,559	(33,315)	1,977	49,655
Net investment income	108,942	2,470	16,446	4,930	132,788
Net realized and unrealized gains (losses)	(172,323)	(2,083)	(16,139)	(6,903)	(197,448)
Fees and commission income	9,385	7,298	—	—	16,683
Other income (expense)	23,566	120	(549)	(203)	22,934
Corporate expenses	(22,020)	(2,313)	—	(19,752)	(44,085)
Interest income (expense)	(18,611)	—	(547)	2,225	(16,933)
Net foreign exchange gains (losses)	(219)	(1,000)	(478)	1,348	(349)
EARNINGS (LOSS) BEFORE INCOME TAXES	7,154	7,051	(34,582)	(16,378)	(36,755)
INCOME TAXES	(102)	(1,019)	(2,686)	(11)	(3,818)
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	7,052	6,032	(37,268)	(16,389)	(40,573)
Net loss (earnings) attributable to noncontrolling interest	(2,523)	(2,532)	12,662	—	7,607
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$4,529	$3,500	$(24,606)	$(16,389)	$(32,966)

Underwriting ratios:
Loss ratio (1)		48.9%	71.3%
Acquisition expense ratio (1)		35.5%	17.3%
Operating expense ratio (1)		11.9%	22.1%
Combined ratio (1)		96.3%	110.7%
(1)Refer to "Underwriting Ratios" for a description of how these ratios are calculated.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2017
	Non-Life Run-Off	Atrium	StarStone	Other	Total
Gross premiums written	$1,222	$34,565	$224,564	$582	$260,933

Net premiums written	$1,905	$31,327	$115,534	$782	$149,548

Net premiums earned	$3,365	$32,380	$118,551	$1,275	$155,571
Net incurred losses and LAE	64,402	(8,189)	(65,833)	—	(9,620)
Life and Annuity Policy Benefits	—	—	—	(4,289)	(4,289)
Acquisition costs	946	(12,057)	(17,698)	(1,546)	(30,355)
Operating expenses	(31,668)	(6,313)	(32,950)	—	(70,931)
Underwriting income (loss)	37,045	5,821	2,070	(4,560)	40,376
Net investment income	39,572	861	7,189	1,795	49,417
Net realized and unrealized gains (losses)	50,556	474	7,209	(6,362)	51,877
Fees and commission income (expense)	10,817	8,070	—	(220)	18,667
Other income	10,769	50	33	4	10,856
Corporate expenses	(22,793)	(3,637)	—	(9,129)	(35,559)
Interest income (expense)	(7,646)	(265)	(644)	982	(7,573)
Net foreign exchange losses	(2,160)	(3,480)	(815)	(667)	(7,122)
Loss on sale of subsidiary	—	—	—	(9,609)	(9,609)
EARNINGS (LOSS) BEFORE INCOME TAXES	116,160	7,894	15,042	(27,766)	111,330
INCOME TAXES	(3,679)	(368)	(679)	(5)	(4,731)
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	112,481	7,526	14,363	(27,771)	106,599
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	—	—	—	(4,871)	(4,871)
NET EARNINGS (LOSS)	112,481	7,526	14,363	(32,642)	101,728
Net earnings attributable to noncontrolling interest	(2,621)	(3,087)	(5,834)	—	(11,542)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$109,860	$4,439	$8,529	$(32,642)	$90,186

Underwriting ratios:
Loss ratio (1)		25.3%	55.5%
Acquisition expense ratio (1)		37.2%	14.9%
Operating expense ratio (1)		19.5%	27.9%
Combined ratio (1)		82.0%	98.3%
(1)Refer to "Underwriting Ratios" for a description of how these ratios are calculated.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2017
	Non-Life Run-Off	Atrium	StarStone	Other	Total
Gross premiums written	$2,205	$80,978	$451,100	$2,082	$536,365

Net premiums written	$1,986	$73,246	$234,400	$1,975	$311,607

Net premiums earned	$3,441	$64,600	$233,959	$2,469	$304,469
Net incurred losses and LAE	67,159	(20,677)	(133,994)	—	(87,512)
Life and Annuity Policy Benefits	—	—	—	(3,988)	(3,988)
Acquisition costs	546	(22,829)	(28,312)	(581)	(51,176)
Operating expenses	(61,110)	(9,720)	(66,971)	—	(137,801)
Underwriting income (loss)	10,036	11,374	4,682	(2,100)	23,992
Net investment income	75,301	1,985	12,638	8,232	98,156
Net realized and unrealized gains (losses)	102,114	892	13,908	(6,518)	110,396
Fees and commission income (expense)	19,540	11,442	1,166	(1,567)	30,581
Other income	22,697	119	79	159	23,054
Corporate expenses	(46,142)	(7,441)	—	(17,574)	(71,157)
Interest income (expense)	(14,327)	(536)	(1,266)	1,688	(14,441)
Net foreign exchange losses	(2,937)	(4,312)	(2,708)	(880)	(10,837)
Loss on sale of subsidiary	—	—	—	(9,609)	(9,609)
EARNINGS (LOSS) BEFORE INCOME TAXES	166,282	13,523	28,499	(28,169)	180,135
INCOME (TAXES) BENEFIT	(4,639)	(724)	3,570	(9)	(1,802)
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	161,643	12,799	32,069	(28,178)	178,333
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	—	—	—	(4,500)	(4,500)
NET EARNINGS (LOSS)	161,643	12,799	32,069	(32,678)	173,833
Net earnings attributable to noncontrolling interest	(10,630)	(5,250)	(13,087)	—	(28,967)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$151,013	$7,549	$18,982	$(32,678)	$144,866

Underwriting ratios:
Loss ratio (1)		32.0%	57.3%
Acquisition expense ratio (1)		35.3%	12.1%
Operating expense ratio (1)		15.1%	28.6%
Combined ratio (1)		82.4%	98.0%
(1)Refer to "Underwriting Ratios" for a description of how these ratios are calculated.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets by Segment
Invested assets are managed on a subsidiary-by-subsidiary basis, and investment income and realized and unrealized gains (losses) on investments are recognized in each segment as earned. Our total assets as at June 30, 2018 and December 31, 2017 by segment were as follows:

	June 30,	December 31,
	2018	2017
Assets by Segment:
Non-life Run-off	$11,997,250	$10,368,105
Atrium	584,631	556,637
StarStone	3,113,207	3,128,725
Other	(491,876)	(447,045)
Total assets	$15,203,212	$13,606,422

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition as at June 30, 2018 and our results of operations for the three and six months ended June 30, 2018 and 2017 should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2017. Some of the information contained in this discussion and analysis or included elsewhere in this quarterly report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Key Performance Indicator
Our primary corporate objective is to grow our fully diluted book value per ordinary share. This is driven primarily by growth in our net earnings, which is in turn driven in large part by successfully completing new acquisitions, effectively managing companies and portfolios of business that we have acquired, and executing our active underwriting strategies. The drivers of our book value growth are discussed in "Item 1. Business - Business Strategy" in our Annual Report on Form 10-K for the year ended December 31, 2017.
During the six months ended June 30, 2018, our book value per ordinary share on a fully diluted basis increased by 1.6% to $161.67 per ordinary share. The increase was primarily due to the acquisition of the portion of KaylaRe that we did not already own, partially offset by the net losses for the six months ended June 30, 2018.
Current Outlook
Run-off
Our business strategy includes generating growth through acquisitions and reinsurance transactions, particularly in our Non-life Run-off segment, and during the first quarter of 2018 we completed three significant reinsurance transactions with Zurich Insurance Group ("Zurich"), Neon Underwriting Limited ("Neon") and Novae Syndicate 2007 ("Novae"), in which we assumed aggregate gross and net reserves, including fair value adjustments, of $1,890.1 million and $1,517.3 million, respectively. As at June 30, 2018, our non-life run-off gross and net reserves were $7.0 billion and $5.5 billion, respectively, and we continue to evaluate opportunities for future growth.
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
Underwriting
Our underwriting results can be affected by changes in premium rates, significant losses, development of prior year loss reserves and current year underwriting margins. In general, our expectation for 2018 is that underwriting margins continue to be under pressure, with premium rates expected to be higher in certain business lines. We continue to see overcapacity in many markets, which can impact premium rates and/or terms and conditions. If general economic conditions worsen, a decrease in the level of economic activity may impact insurable risks and our ability to write premium that is acceptable to us. We may adjust our level of reinsurance to maintain an amount of net exposure that is aligned with our risk tolerance.
For the three months ended June 30, 2018 compared to 2017, total gross premiums written were higher in both our Atrium and StarStone segments as we selectively grew in certain lines, which included the development of additional underwriting capabilities.
Our StarStone segment results for the second quarter of 2018 included a large loss on the Ituango Dam in Colombia. In addition, the insurance and reinsurance industry was significantly impacted by large losses in the second half of 2017, notably hurricanes Harvey, Irma and Maria, as well as the Mexico earthquake and the wildfires in California. Given the nature and complexity of these events it may take some time before the full extent of the losses is known, and the initial reported losses may develop favorably or adversely in the future. Additionally, the losses may have an impact on capacity and pricing. However, at this time we cannot estimate with any certainty whether any such impacts would be significant.
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
We and Stone Point Capital LLC (“Stone Point”) have retained Evercore Group L.L.C. (“Evercore”) to assist in evaluating market interest regarding the potential sale of our active underwriting businesses, Atrium and StarStone. We and Stone Point reached the decision to engage Evercore in light of our favorable perception of market conditions, following several other recent transactions in the industry, and are exploring whether there is interest in these businesses at attractive pricing levels. We partnered with the Trident V funds (managed by Stone Point) in the initial acquisitions of our active underwriting businesses. We cannot predict whether or when any sale of Atrium or StarStone will occur, whether we will continue to evaluate potential sales of these businesses, or the value of the consideration that may be received if a transaction or transactions are pursued. If agreements were reached, completion of both transactions would be subject to applicable regulatory approvals and other conditions.
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

•
Net realized and unrealized gains or losses. These arise from investments in fixed maturities, funds held, equity securities and other investments. Given the nature of our investments in fixed maturities and the average duration of our fixed maturity securities, the return of our fixed maturities investments will be impacted by changes in interest rates. In a rising rate environment, securities may experience unrealized losses prior to maturity. During the first six months of 2018, we recognized net unrealized losses on our investments in fixed maturities, trading and funds withheld - directly managed of $146.3 million and $45.0 million, respectively, primarily due to rising sovereign yields and widening credit spreads. We generally account for our fixed maturity securities as "trading", whereas other companies in our industry may utilize "available-for-sale" accounting. The difference is that unrealized changes on investments classified as trading are recorded through earnings, whereas unrealized changes on investments classified as available-for-sale are recorded directly to shareholders' equity. We may experience further unrealized losses on our fixed maturity investments, depending on investment conditions and general economic conditions. Unrealized amounts would only become realized in the event of a sale of the specific securities prior to maturity or a credit default. For further information on the sensitivity of our portfolio to changes in interest rates, refer to the Interest Rate Risk section within Item 3. "Quantitative and Qualitative Disclosures About Market Risk", included within this Quarterly Report on Form 10-Q. For further discussion of our investments, see "Investable Assets" below.
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
Brexit
There has been volatility in the financial and foreign exchange markets following the Brexit referendum on June 23, 2016, and this is expected to continue. On March 29, 2017, Article 50 of the Lisbon Treaty was triggered, which allows two years for the United Kingdom and the 27 remaining European Union members to reach an agreement with regard to the terms on which the United Kingdom will leave the European Union, subject to an extension of the two year deadline beyond March 29, 2019 being agreed between the United Kingdom and the remaining European Union members. For companies based in the United Kingdom, including certain of our active underwriting and run-off companies, there continues to be heightened uncertainty regarding trading relationships with countries in the European Union after Brexit, pending the conclusion of the Brexit negotiations between the United Kingdom and the European Union. Both our StarStone and Atrium operations have well-diversified sources of premium, which may mitigate the potential impact of Brexit. The majority of business written in StarStone and Atrium is in U.S. dollars, so the impact of currency volatility on those segments has not been significant. In addition, StarStone already has established operations within the European Economic Area. On May 23, 2018, Lloyd's announced that it had received license approval from the Belgian insurance regulator for Lloyd's Insurance Company SA, which will be able to write non-life risks from the European Economic Area. In the near-term, access to markets is unaffected, and all contracts entered into up until Brexit are expected to remain valid into the post-Brexit period. With specific reference to our run-off business, we are expanding upon our existing run-off capabilities within the European Union for the purpose of receiving transfers of new run-off business. We have also investigated the post-Brexit additional requirements in each applicable state for the continued payment of policyholders’ claims in respect of the existing run-off business of our United Kingdom Non-life Run-off companies.
Recent Developments
Our transactions take the form of either acquisitions of companies or loss portfolio transfers, where a reinsurance contract transfers a portfolio of loss and loss adjustment expenses ("LAE") liabilities from a (re)insurance counterparty to an Enstar-owned reinsurer.

KaylaRe
On May 14, 2018, the Company acquired all of the outstanding shares and warrants of KaylaRe, following the receipt of all required regulatory approvals. In consideration for the acquired shares and warrants of KaylaRe, we issued an aggregate of 2,007,017 of our ordinary shares to the shareholders of KaylaRe, comprising 1,501,778 voting ordinary shares and 505,239 Series E non-voting ordinary shares. As a result of this transaction, we recognized goodwill of $41.7 million and net income of $0.4 million due to the remeasurement of the previously held equity method investment to its fair value, partially offset by the settlement of preexisting relationships. For a detailed discussion of various transactions related to KaylaRe and its other shareholders, refer to Note 2 - "Acquisitions" and Note 20 - "Related Party Transactions" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Zurich Australia
On February 23, 2018, we entered into a reinsurance agreement with Zurich Australian Insurance Limited, a subsidiary of Zurich to reinsure its New South Wales Vehicle Compulsory Third Party ("CTP") insurance business. Under the agreement, which was effective as of January 1, 2018, we assumed gross loss reserves of AUD$359.4 million ($280.8 million) in exchange for a reinsurance premium consideration of AUD$343.9 million ($268.7 million). We elected the fair value option for this reinsurance contract and recorded an initial fair value adjustment of AUD$15.5 million ($12.1 million) on the assumed gross loss reserves.
Following the initial reinsurance transaction, which transferred the economics of the CTP insurance business, we and Zurich are pursuing a portfolio transfer of the CTP insurance business under Division 3A Part III of Australia's Insurance Act 1973 (Cth), which will provide legal finality for Zurich's obligations. The transfer is subject to court, regulatory and other approvals.
Neon RITC Transaction
On February 16, 2018, we closed the reinsurance-to-close ("RITC") transaction with Neon, under which we reinsured to close the 2015 and prior underwriting years of account (comprising underwriting years 2008 to 2015) of Neon's Syndicate 2468 with effect from January 1, 2018. We assumed gross loss reserves of £403.9 million ($546.3 million) and net loss reserves of £342.1 million ($462.6 million) relating to the portfolio in exchange for a reinsurance premium consideration £329.1 million ($445.1 million). We elected the fair value option for this reinsurance contract and recorded initial fair value adjustments of $20.6 million and $17.5 million on the gross and net loss reserves assumed, respectively.
Following the closing of the transaction, we have taken responsibility for claims handling and provided complete finality to Neon's obligations.
Novae RITC Transaction
On January 29, 2018, we entered into an RITC transaction with AXIS Managing Agency Limited, under which we reinsured to close the 2015 and prior underwriting years of account of Novae with effect from January 1, 2018. We assumed gross loss reserves of £860.1 million ($1,163.2 million) and net loss reserves of £630.7 million ($853.0 million) relating to the portfolio for a reinsurance premium consideration of £594.1 million ($803.5 million). We elected the fair value option for this reinsurance contract and recorded initial fair value adjustments of $67.5 million and $49.5 million on the gross and net loss reserves assumed, respectively.
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

On August 29, 2017, we completed a transaction to sell Laguna Life DAC (“Laguna”) for total consideration of €25.6 million (approximately $30.8 million) to a subsidiary of Monument Re Limited ("Monument"). We have an investment in Monument, as described further in Note 20 - "Related Party Transactions" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. Laguna was classified as held-for-sale during 2017 prior to its sale.
Issuance of Series D Preferred Shares
On June 27, 2018 we effected a public offering of $400.0 million of our 7.00% fixed-to-floating rate non-cumulative Series D perpetual preferred shares ("Series D Preferred Shares") (16,000 shares, represented by 16,000,000 depositary shares, each of which represents a 1/1,000th interest in a Series D Preferred Share), $1.00 par value and $25,000 liquidation preference per share (equivalent to $25 per depositary share). For a detailed discussion of the Series D Preferred Shares issuance, refer to Note 16 - "Share Capital" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
The net proceeds of $389.5 million from this offering were used to repay a portion of amounts outstanding under our revolving credit facility and to fully repay our term loan facility.
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

Consolidated Results of Operations - For the Three and Six Months Ended June 30, 2018 and 2017
The following table sets forth our unaudited condensed consolidated statements of earnings for each of the periods indicated. For a discussion of the critical accounting policies that affect the results of operations, see "Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2017, and within this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$228,812	$155,571	$73,241	$399,031	$304,469	$94,562
Fees and commission income	8,352	18,667	(10,315)	16,683	30,581	(13,898)
Net investment income	66,469	49,417	17,052	132,788	98,156	34,632
Net realized and unrealized gains (losses)	(54,418)	51,877	(106,295)	(197,448)	110,396	(307,844)
Other income	6,294	10,856	(4,562)	22,934	23,054	(120)
	255,509	286,388	(30,879)	373,988	566,656	(192,668)
EXPENSES
Net incurred losses and LAE	92,819	9,620	83,199	112,353	87,512	24,841
Life and annuity policy benefits	(160)	4,289	(4,449)	(206)	3,988	(4,194)
Acquisition costs	53,334	30,355	22,979	83,442	51,176	32,266
General and administrative expenses	102,612	106,490	(3,878)	197,872	208,958	(11,086)
Interest expense	8,922	7,573	1,349	16,933	14,441	2,492
Net foreign exchange gains (losses)	(5,519)	7,122	(12,641)	349	10,837	(10,488)
Loss on sale of subsidiary	—	9,609	(9,609)	—	9,609	(9,609)
	252,008	175,058	76,950	410,743	386,521	24,222
EARNINGS (LOSS) BEFORE INCOME TAXES	3,501	111,330	(107,829)	(36,755)	180,135	(216,890)
INCOME TAXES	(3,646)	(4,731)	1,085	(3,818)	(1,802)	(2,016)
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(145)	106,599	(106,744)	(40,573)	178,333	(218,906)
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(4,871)	4,871	—	(4,500)	4,500
NET EARNINGS (LOSS)	(145)	101,728	(101,873)	(40,573)	173,833	(214,406)
Net loss (earnings) attributable to noncontrolling interest	8,389	(11,542)	19,931	7,607	(28,967)	36,574
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$8,244	$90,186	$(81,942)	$(32,966)	$144,866	$(177,832)
Highlights
Consolidated Results of Operations for the Three Months Ended June 30, 2018:

•	Consolidated net earnings of $8.2 million and basic and diluted net earnings per ordinary share of $0.40

•	Operating income[1] of $83.0 million and diluted operating income per ordinary share[1] of $4.01

•	Net earnings from Non-life Run-off segment of $41.4 million, including investment results

•	Net investment income of $66.5 million and net realized and unrealized losses of $54.4 million, comprised $2.6 million of net realized losses and $51.8 million of net unrealized losses

•	Net premiums earned of $228.8 million, including $34.5 million and $183.6 million in our Atrium and StarStone segments, respectively

•	Combined ratios of 97.8% and 118.4% for the active underwriting operations within our Atrium and StarStone segments, respectively
Consolidated Results of Operations for the Six Months Ended June 30, 2018:

•	Consolidated net losses of $33.0 million and basic and diluted net losses per ordinary share of $1.65

•	Operating income[1] of $122.6 million and diluted operating income per ordinary share[1] of $6.09

•	Net earnings from Non-life Run-off segment of $4.5 million, including investment results

•	Net investment income of $132.8 million and net realized and unrealized losses of $197.4 million, comprised $8.6 million of net realized losses and $188.8 million of net unrealized losses

•	Net premiums earned of $399.0 million, including $69.7 million and $310.4 million in our Atrium and StarStone segments, respectively

•	Combined ratios of 96.3% and 110.7% for the active underwriting operations within our Atrium and StarStone segments, respectively
1 Non-GAAP Financial Measure. For a reconciliation of operating income to net earnings (loss) calculated in accordance with GAAP, see "Non-GAAP Financial Measures" below.
Consolidated Financial Condition as at June 30, 2018:

•	Total investments, cash and funds held of $11,429.3 million

•	Total reinsurance balances recoverable of $1,994.8 million

•	Total assets of $15,203.2 million

•
Total shareholders' equity, including preferred shares, of $3,917.4 million and redeemable noncontrolling interest of $471.1 million. Shareholders' equity includes $400.0 million of preferred shares issued in June 2018.

•	Total gross reserves for losses and LAE of $8,608.4 million, with $1,890.1 million of gross reserves assumed in our Non-life Run-off operations during the six months ended June 30, 2018

•	Diluted book value per ordinary share of $161.67, a year-to-date increase of 1.6%
Consolidated Overview - For the Three Months Ended June 30, 2018 and 2017
We reported consolidated net earnings attributable to Enstar Group Limited shareholders of $8.2 million for the three months ended June 30, 2018, a decrease of $81.9 million from net earnings of $90.2 million for the three months ended June 30, 2017. Our second quarter results were impacted by unrealized losses on fixed maturity securities which are accounted for on a trading basis through net earnings. In addition, comparability between periods is impacted by the loss portfolio transfer reinsurance transactions that we completed in 2018 with Zurich, Neon and Novae, and during 2017 with RSA and QBE. The most significant drivers of our consolidated financial performance during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 included:

•
Non-life Run-off - Net earnings attributable to the Non-life Run-off segment were $41.4 million for the three months ended June 30, 2018 compared to $109.9 million for the three months ended June 30, 2017. The decrease in net earnings of $68.5 million was primarily due to net realized and unrealized losses of $46.0 million on our investment portfolio in the current period, partially offset by higher favorable loss reserve development and lower expenses;

•
Atrium - Net earnings were $1.5 million and $4.4 million for the three months ended June 30, 2018 and 2017, respectively. Net earnings in the current period were impacted by a higher loss ratio in the three months ended June 30, 2018, compared to the three months ended June 30, 2017 as there was lower prior period favourable development in the current quarter;

•
StarStone - Net losses were $21.5 million for the three months ended June 30, 2018 compared to net earnings of $8.5 million for the three months ended June 30, 2017. The decrease in net earnings was primarily attributable to higher net incurred losses and LAE and net realized and unrealized losses on the investment portfolio, partially offset by the allocation to noncontrolling interests. The segment results also include the consolidation of StarStone Group's reinsurance to KaylaRe following Enstar's acquisition;

•
Net Realized and Unrealized Losses - Net realized and unrealized losses were $54.4 million for the three months ended June 30, 2018 compared to net realized and unrealized gains of $51.9 million for the three months ended June 30, 2017. Net unrealized losses for the three months ended June 30, 2018 included net unrealized losses of $46.0 million on fixed maturities investments, which are accounted for on a trading basis through net earnings. The unrealized losses were primarily driven by increased sovereign yields and widening corporate credit spreads in the current quarter. Many insurance companies predominantly use available-for-sale accounting where unrealized amounts are recorded directly to shareholders’ equity and therefore do not impact earnings. Unrealized amounts would only become realized in the event of a sale of the specific securities prior to maturity or a credit default.

•
Higher Net Investment Income - Net investment income was $66.5 million and $49.4 million for the three months ended June 30, 2018 and 2017, respectively. The increase was primarily due to an increase in average investable assets in our Non-Life Run-off segment due to the transactions noted above, higher reinvestment rates, an increase in duration, and portfolio rebalancing;

•
Noncontrolling Interest - The net (earnings) losses attributable to noncontrolling interest are directly related to the results from those subsidiary companies in which there are either noncontrolling interests or redeemable noncontrolling interests. The net losses attributable to noncontrolling interest were $8.4 million compared to net earnings attributable to noncontrolling interest of $11.5 million for the three months ended June 30, 2018 and 2017, respectively. The decrease was driven by the net losses in the StarStone Group results in the StarStone segment, primarily due to the net incurred losses and LAE and net realized and unrealized investment losses in 2018;

•
Our operating income[1], which excludes the impact of unrealized losses on fixed maturity securities and other items, were $83.0 million for the three months ended June 30, 2018, an increase of $17.4 million from operating income of $65.6 million for the three months ended June 30, 2017.

Consolidated Overview - For the Six Months Ended June 30, 2018 and 2017
We reported consolidated net losses attributable to Enstar Group Limited shareholders of $33.0 million for the six months ended June 30, 2018, a decrease of $177.8 million from net earnings of $144.9 million for the six months ended June 30, 2017. Our results for the six months ended June 30, 2018 were impacted by unrealized losses on fixed maturity securities, which are accounted for on a trading basis through earnings. Our comparative results were also impacted by our acquisition and disposition activity and completed loss portfolio transfer reinsurance transactions noted above.
The most significant drivers of our consolidated financial performance during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 included:

•
Non-life Run-off - Net earnings attributable to the Non-life Run-off segment were $4.5 million and $151.0 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in net earnings of $146.5 million was primarily due net realized and unrealized losses on our investment portfolio in the current period;

•
Net Investment Income - Net investment income was $132.8 million and $98.2 million for the six months ended June 30, 2018 and 2017, respectively. The increase of $34.6 million was primarily attributable to an increase in average investable assets due to the transactions noted above;

•
Noncontrolling Interest - The net (earnings) losses attributable to the noncontrolling interest are directly related to the results from those subsidiary companies in which there are either noncontrolling interests or redeemable noncontrolling interests. For the six months ended June 30, 2018 and 2017, the net losses attributable to noncontrolling interest were $7.6 million compared to net earnings attributable to noncontrolling interest of $29.0 million, respectively, primarily reflecting losses from the StarStone segment, as discussed above;

•
Atrium - Net earnings for the six months ended June 30, 2018 and 2017 were $3.5 million and $7.5 million, respectively. The decrease was primarily attributable to an increase in the loss ratio due to lower prior year favourable development;

•
StarStone - Net losses were $24.6 million compared to net earnings of $19.0 million for the six months ended June 30, 2018 and 2017, respectively. The decrease was primarily attributable to the net realized and unrealized losses on our investment portfolio and the increase in net incurred losses and LAE;

•
Other Activities - Net losses were $16.4 million compared to net losses of $32.7 million for the six months ended June 30, 2018 and 2017, respectively, with the decrease primarily attributable to the loss on sale of Laguna and impairments of our investments in life settlements;

•
Our operating income[1], which excludes the impact of unrealized losses on fixed maturity securities and other items, were $122.6 million for the three months ended June 30, 2018, an increase of $10.2 million from operating income of $112.4 million for the six months ended June 30, 2017.

1 Non-GAAP Financial Measure. For a reconciliation of operating income to net earnings (loss) calculated in accordance with GAAP, see "Non-GAAP Financial Measures" below.

Results of Operations by Segment - For the Three and Six Months Ended June 30, 2018 and 2017
We have three segments of business that are each managed, operated and reported on separately: (i) Non-life Run-off; (ii) Atrium; and (iii) StarStone. Other activities, which do not qualify as a reportable segment, are included in "Other Activities" and discussed in Note 21 - "Segment Information" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. For a description of our segments, see "Item 1. Business - Operating Segments" in our Annual Report on Form 10-K for the year ended December 31, 2017.
The below table provides a split by operating segment of the net earnings (loss) attributable to Enstar Group Limited:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
	(in thousands of U.S. dollars)
Segment split of net earnings (loss) attributable to Enstar Group Limited:
Non-life Run-off	$41,390	$109,860	$(68,470)	$4,529	$151,013	$(146,484)
Atrium	1,531	4,439	(2,908)	3,500	7,549	(4,049)
StarStone	(21,518)	8,529	(30,047)	(24,606)	18,982	(43,588)
Other	(13,159)	(32,642)	19,483	(16,389)	(32,678)	16,289
Net earnings (loss) attributable to Enstar Group Limited ordinary shareholders	$8,244	$90,186	$(81,942)	$(32,966)	$144,866	$(177,832)
The following is a discussion of our results of operations by segment.

Non-life Run-off Segment
Our Non-life Run-off segment comprises the operations of our subsidiaries that are running off their property and casualty and other non-life lines of business, including the run-off business of Arden Reinsurance Company Ltd., acquired in the Atrium transaction, and StarStone. It also includes our smaller management business, which manages the run-off portfolios of third parties through our service companies. The following is a discussion and analysis of the results of operations for our Non-life Run-off segment for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
	(in thousands of U.S. dollars)
Gross premiums written	$(938)	$1,222	$(2,160)	$6,442	$2,205	$4,237

Net premiums written	$(1,661)	$1,905	$(3,566)	$(1,561)	$1,986	$(3,547)

Net premiums earned	$9,609	$3,365	$6,244	$16,787	$3,441	$13,346
Net incurred losses and LAE	70,134	64,402	5,732	143,112	67,159	75,953
Acquisition costs	(3,214)	946	(4,160)	(4,684)	546	(5,230)
Operating expenses	(38,378)	(31,668)	(6,710)	(76,781)	(61,110)	(15,671)
Underwriting income	38,151	37,045	1,106	78,434	10,036	68,398
Net investment income	57,291	39,572	17,719	108,942	75,301	33,641
Net realized and unrealized gains (losses)	(46,027)	50,556	(96,583)	(172,323)	102,114	(274,437)
Fees and commission income	4,487	10,817	(6,330)	9,385	19,540	(10,155)
Other income	6,311	10,769	(4,458)	23,566	22,697	869
Corporate expenses	(13,387)	(22,793)	9,406	(22,020)	(46,142)	24,122
Interest expense	(10,081)	(7,646)	(2,435)	(18,611)	(14,327)	(4,284)
Net foreign exchange gains (losses)	6,958	(2,160)	9,118	(219)	(2,937)	2,718
EARNINGS BEFORE INCOME TAXES	43,703	116,160	(72,457)	7,154	166,282	(159,128)
INCOME TAXES	(1,219)	(3,679)	2,460	(102)	(4,639)	4,537
NET EARNINGS FROM CONTINUING OPERATIONS	42,484	112,481	(69,997)	7,052	161,643	(154,591)
Net earnings attributable to noncontrolling interest	(1,094)	(2,621)	1,527	(2,523)	(10,630)	8,107
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$41,390	$109,860	$(68,470)	$4,529	$151,013	$(146,484)

Overall Results
Three Months Ended June 30: Net earnings were $41.4 million for the three months ended June 30, 2018 compared to $109.9 million for the three months ended June 30, 2017, a decrease of $68.5 million. The decrease was primarily attributable to an increase of $96.6 million in net realized and unrealized losses on our investment portfolio primarily due to increased sovereign yields and widening corporate credit spreads, partially offset by an increase in net investment income of $17.7 million and higher favorable reserve development of $5.7 million.
Six Months Ended June 30: Net earnings were $4.5 million and $151.0 million for the six months ended June 30, 2018 and 2017, respectively, a decrease of $146.5 million. This decrease was primarily attributable to an increase of $274.4 million in net realized and unrealized losses on our investment portfolio primarily due to increased sovereign yields and widening corporate credit spreads, partially offset by higher favorable loss reserve development of $76.0 million, an increase of $33.6 million in net investment income and a decrease in general and administrative expenses of $8.5 million.
The major components of earnings are discussed below, except for investment results, which are separately discussed below in "Investable Assets."
Net Premiums Earned:
The following table shows the gross and net premiums written and earned for the Non-life Run-off segment for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(in thousands of U.S. dollars)
Gross premiums written	$(938)	$1,222	$(2,160)	$6,442	$2,205	$4,237
Ceded reinsurance premiums written	(723)	683	(1,406)	(8,003)	(219)	(7,784)
Net premiums written	$(1,661)	$1,905	$(3,566)	$(1,561)	$1,986	$(3,547)

Gross premiums earned	$23,188	$4,710	$18,478	$36,298	$6,008	$30,290
Ceded reinsurance premiums earned	(13,579)	(1,345)	(12,234)	(19,511)	(2,567)	(16,944)
Net premiums earned	$9,609	$3,365	$6,244	$16,787	$3,441	$13,346
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
Three and Six Months Ended June 30: Premiums written and earned in the three and six months ended June 30, 2018 were primarily related to the run-off business assumed as a result of the RITC transaction with Novae. Premiums written and earned in the three and six months ended June 30, 2017 were primarily related to the run-off business of Sussex Insurance Company ("Sussex") and Alpha Insurance SA ("Alpha").

Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Non-life Run-off segment for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018			2017
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$195,721	$590	$196,311	$144,282	$130	$144,412
Net change in case and LAE reserves (1)	(125,416)	1,052	(124,364)	(127,393)	(16)	(127,409)
Net change in IBNR reserves (2)	(161,110)	3,471	(157,639)	(62,604)	293	(62,311)
Amortization of deferred charges	3,718	—	3,718	5,130	—	5,130
Increase (reduction) in estimates of net ultimate losses	(87,087)	5,113	(81,974)	(40,585)	407	(40,178)
Reduction in provisions for bad debt	—	—	—	(735)	—	(735)
Increase (reduction) in provisions for unallocated LAE	(9,311)	—	(9,311)	(10,989)	54	(10,935)
Amortization of fair value adjustments	3,918	—	3,918	678	—	678
Changes in fair value - fair value option	17,233	—	17,233	(13,232)	—	(13,232)
Net incurred losses and LAE	$(75,247)	$5,113	$(70,134)	$(64,863)	$461	$(64,402)
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
Three Months Ended June 30: The reduction in net incurred losses and LAE for the three months ended June 30, 2018 of $70.1 million included net incurred losses and LAE of $5.1 million related to current period net earned premium. Excluding current period net incurred losses and LAE of $5.1 million, the reduction in net incurred losses and LAE for the three months ended June 30, 2018 relating to prior periods was $75.2 million, which was attributable to a reduction in estimates of net ultimate losses of $87.1 million, a reduction in provisions for unallocated LAE of $9.3 million, relating to 2018 run-off activity, partially offset by a change in fair value of $17.2 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option and the amortization of fair value adjustments over the estimated payout period relating to companies acquired of $3.9 million. The reduction in estimates of net ultimate losses of $87.1 million for the three months ended June 30, 2018 included a net reduction in case and IBNR reserves of $286.5 million, partially offset by net losses paid of $195.7 million and the amortization of the deferred charges of $3.7 million.
The reduction in net incurred losses and LAE for the three months ended June 30, 2017 of $64.4 million included net incurred losses and LAE of $0.5 million related to current period net earned premium, primarily for the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $0.5 million, the reduction in net incurred losses and LAE for the three months ended June 30, 2017 relating to prior periods was $64.9 million, which was primarily attributable to a reduction in estimates of net ultimate losses of $40.6 million, a reduction in provisions for unallocated LAE of $11.0 million, relating to 2017 run-off activity, a reduction in provisions for bad debt of 0.7 million and a decrease in fair value of $13.2 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option. The reduction in provisions for bad debt of $0.7 million was as a result of the collection of certain reinsurance recoverables against which provisions for bad debt had been provided in earlier periods. The reduction in estimates of net ultimate losses of $40.6 million for the three months ended June 30, 2017 included a net change in case and IBNR reserves of $190.0 million, partially offset by net losses paid of $144.3 million and the amortization of the deferred charges of $5.1 million.

The following table shows the components of net incurred losses and LAE for the Non-life Run-off segment for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018			2017
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$448,304	$591	$448,895	$300,613	$371	$300,984
Net change in case and LAE reserves (1)	(248,908)	1,058	(247,850)	(210,527)	(16)	(210,543)
Net change in IBNR reserves (2)	(315,560)	3,810	(311,750)	(141,682)	724	(140,958)
Amortization of deferred charges	8,799	—	8,799	6,076	—	6,076
Increase (reduction) in estimates of net ultimate losses	(107,365)	5,459	(101,906)	(45,520)	1,079	(44,441)
Reduction in provisions for bad debt	—	—	—	(735)	—	(735)
Increase (reduction) in provisions for unallocated LAE	(24,263)	—	(24,263)	(25,354)	96	(25,258)
Amortization of fair value adjustments	6,065	—	6,065	2,025	—	2,025
Changes in fair value - fair value option	(23,008)	—	(23,008)	1,250	—	1,250
Net incurred losses and LAE	$(148,571)	$5,459	$(143,112)	$(68,334)	$1,175	$(67,159)
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
Six Months Ended June 30: The reduction in net incurred losses and LAE for the six months ended June 30, 2018 of $143.1 million included net incurred losses and LAE of $5.5 million related to current period net earned premium. Excluding current period net incurred losses and LAE of $5.5 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $148.6 million, which was attributable to a reduction in estimates of net ultimate losses of $107.4 million, a reduction in provisions for unallocated LAE of $24.3 million relating to 2018 run-off activity, and a reduction in the fair value of liabilities of $23.0 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired of $6.1 million. The reduction in estimates of net ultimate losses of $107.4 million for the six months ended June 30, 2018 included a net change in case and IBNR reserves of $564.5 million, partially offset by net losses paid of $448.3 million and amortization of the deferred charges of $8.8 million.
The reduction in net incurred losses and LAE for the six months ended June 30, 2017 of $67.2 million included net incurred losses and LAE of $1.2 million related to current period net earned premium primarily for the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $1.2 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $68.3 million, which was attributable to a reduction in estimates of net ultimate losses of $45.5 million, a reduction in provisions for unallocated LAE of $25.4 million relating to 2017 run-off activity and a reduction in provisions for bad debt of $0.7 million, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $2.0 million and an increase in fair value of $1.3 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option. The reduction in estimates of net ultimate losses of $45.5 million for the six months ended June 30, 2017 included a net change in case and IBNR reserves of $352.2 million, partially offset by net losses paid of $300.6 million and amortization of the deferred charges of $6.1 million.

Acquisition Costs:
Three and Six Months Ended June 30: Acquisition costs were $3.2 million and $(0.9) million for the three months ended June 30, 2018 and 2017, respectively, and $4.7 million and $(0.5) million for the six months ended June 30, 2018 and 2017, respectively. The increase in acquisition costs for the six months ended June 30, 2018 primarily related to a profit commission adjustment on an assumed retroactive reinsurance agreement.

Fees and Commission Income:
Three and Six Months Ended June 30: Our management companies in the Non-life Run-off segment earned fees and commission income of $4.5 million and $10.8 million for the three months ended June 30, 2018 and 2017, respectively, a decrease of $6.3 million, which is primarily attributable to $5.1 million of profit commission earned in 2017 from KaylaRe relating to the performance of the business ceded which did not reoccur in 2018. Fees and commission income was $9.4 million and $19.5 million for the six months ended June 30, 2018 and 2017, respectively, a decrease of $10.2 million, which is primarily attributable to $7.9 million of profit commission earned in 2017 from KaylaRe relating to the performance of the business ceded which did not reoccur in 2018. While our consulting subsidiaries continue to provide management and consultancy services, claims inspection services and reinsurance collection services to third-party clients in limited circumstances, the core focus of these subsidiaries is providing in-house services to companies within the Enstar group.
Other Income:
Three Months Ended June 30: For the three months ended June 30, 2018, we recorded other income of $6.3 million compared to $10.8 million for the three months ended June 30, 2017, a decrease of $4.5 million, which is primarily attributable to higher net earnings from our equity method investees in 2017. Other income for the three months ended June 30, 2018 also includes $0.4 million related to the acquisition of KaylaRe, comprised of a gain of $16.0 million on the measurement of the fair value of the previously held equity method investment, offset by a loss of $15.6 million on the deemed settlement of preexisting relationships.
Six Months Ended June 30: Other income for the six months ended June 30, 2018 increased from $22.7 million for the six months ended June 30, 2017 to $23.6 million, an increase of $0.9 million, which is broadly consistent and relates primarily to our share of the net earnings of our equity method investees. Refer to Note 20 - "Related Party Transactions" in the notes to our consolidated financial statements included within Item 1 of the Quarterly Report on Form 10-Q.
General and Administrative Expenses:
General and administrative expenses consist of operating expenses and corporate expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(in thousands of U.S. dollars)
Operating expenses	$38,378	$31,668	$6,710	$76,781	$61,110	$15,671
Corporate expenses	13,387	22,793	(9,406)	22,020	46,142	(24,122)
General and administrative expenses	$51,765	$54,461	$(2,696)	$98,801	$107,252	$(8,451)
Three and Six Months Ended June 30: General and administrative expenses were $51.8 million and $54.5 million for the three months ended June 30, 2018 and 2017, respectively. The decrease of $2.7 million in general and administrative expenses for the three months ended June 30, 2018 was primarily attributable to lower performance-based salary and benefits for the three months ended June 30, 2018 as a result of lower net earnings in 2018 compared to 2017. For the six months ended June 30, 2018 and 2017, general and administrative expenses were $98.8 million and $107.3 million, respectively, a decrease of $8.5 million, which was primarily attributable to lower performance-based salary and benefits for the six months ended June 30, 2018 as a result of lower net earnings in 2018 compared to 2017.
Interest Expense:
Three and Six Months Ended June 30: Interest expense was $10.1 million and $7.6 million for the three months ended June 30, 2018 and 2017, respectively, and $18.6 million and $14.3 million for the six months ended June 30, 2018 and 2017, respectively. The increase in interest expense was primarily due to interest on the Senior Notes that were issued during the first quarter of 2017.

Net Foreign Exchange Gains (Losses):
Three and Six Months Ended June 30: Net foreign exchange gains were $7.0 million compared to net foreign exchange losses of $2.2 million for the three months ended June 30, 2018 and 2017, respectively. Net foreign exchange losses were $0.2 million and $2.9 million for the six months ended June 30, 2018 and 2017, respectively. The net foreign exchange gains for the three months ended June 30, 2018 arose primarily as a result of holding less British pound denominated assets than British pound denominated liabilities during a time when the British pound depreciated against the U.S. dollar.
Noncontrolling Interest:
Three and Six Months Ended June 30: The net earnings attributable to the noncontrolling interest of our Non-life Run-off segment were $1.1 million and $2.6 million for the three months ended June 30, 2018 and 2017, respectively, and $2.5 million and $10.6 million for the six months ended June 30, 2018 and 2017, respectively. The decrease of $1.5 million for the three months ended June 30, 2018 and the decrease of $8.1 million for the six months ended June 30, 2018 was primarily attributable to a decrease in earnings for those companies where there is a noncontrolling interest. The number of subsidiaries in this segment with a noncontrolling interest remained unchanged at two as at June 30, 2018 and June 30, 2017.

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
The following is a discussion and analysis of the results of operations for our Atrium segment for the three and six months ended June 30, 2018 and 2017, which are summarized below.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
	(in thousands of U.S. dollars)
Gross premiums written	$41,560	$34,565	$6,995	$91,002	$80,978	$10,024

Net premiums written	$34,583	$31,327	$3,256	$76,077	$73,246	$2,831

Net premiums earned	$34,522	$32,380	$2,142	$69,745	$64,600	$5,145
Net incurred losses and LAE	(16,926)	(8,189)	(8,737)	(34,098)	(20,677)	(13,421)
Acquisition costs	(12,716)	(12,057)	(659)	(24,781)	(22,829)	(1,952)
Operating expenses	(4,130)	(6,313)	2,183	(8,307)	(9,720)	1,413
Underwriting income	750	5,821	(5,071)	2,559	11,374	(8,815)
Net investment income	1,285	861	424	2,470	1,985	485
Net realized and unrealized gains (losses)	(680)	474	(1,154)	(2,083)	892	(2,975)
Fees and commission income	3,865	8,070	(4,205)	7,298	11,442	(4,144)
Other income	56	50	6	120	119	1
Corporate expenses	(1,838)	(3,637)	1,799	(2,313)	(7,441)	5,128
Interest expense	—	(265)	265	—	(536)	536
Net foreign exchange losses	(47)	(3,480)	3,433	(1,000)	(4,312)	3,312
EARNINGS BEFORE INCOME TAXES	3,391	7,894	(4,503)	7,051	13,523	(6,472)
INCOME TAXES	(739)	(368)	(371)	(1,019)	(724)	(295)
NET EARNINGS	2,652	7,526	(4,874)	6,032	12,799	(6,767)
Net earnings attributable to noncontrolling interest	(1,121)	(3,087)	1,966	(2,532)	(5,250)	2,718
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$1,531	$4,439	$(2,908)	$3,500	$7,549	$(4,049)

Underwriting ratios:
Loss ratio (1)	49.0%	25.3%	23.7%	48.9%	32.0%	16.9%
Acquisition cost ratio (1)	36.8%	37.2%	(0.4)%	35.5%	35.3%	0.2%
Operating expense ratio (1)	12.0%	19.5%	(7.5)%	11.9%	15.1%	(3.2)%
Combined ratio (1)	97.8%	82.0%	15.8%	96.3%	82.4%	13.9%
(1)Refer to "Underwriting Ratios" for a description of how these ratios are calculated.
Overall Results
Three months ended June 30: Net earnings were $1.5 million for the three months ended June 30, 2018 compared to $4.4 million for the three months ended June 30, 2017, a decrease of $2.9 million. The decrease in net earnings was primarily due to higher net incurred losses and LAE, lower fees and commission income, partially offset by lower net foreign exchange losses. The combined ratio increased to 97.8% for the three months ended June 30, 2018 as compared to 82.0% for the three months ended June 30, 2017. The increase in the combined ratio was primarily due to the increase in the loss ratio.

Six months ended June 30: Net earnings were $3.5 million for the six months ended June 30, 2018 compared to $7.5 million for the six months ended June 30, 2017, a decrease of $4.0 million. The decrease in net earnings was primarily due to higher net incurred losses and LAE, lower fees and commission income and higher net realized and unrealized losses, partially offset by lower corporate expenses and lower net foreign exchange losses. The combined ratio increased to 96.3% for the six months ended June 30, 2018 as compared to 82.4% for the six months ended June 30, 2017. The increase in the combined ratio was primarily due to the increase in the loss ratio.

Investment results are separately discussed below in "Investable Assets."

Gross Premiums Written:

The following table provides gross premiums written by line of business for the Atrium segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
	(in thousands of U.S. dollars)
Marine, Aviation and Transit (1)	$9,740	$7,642	$2,098	$22,127	$20,511	$1,616
Binding Authorities (2)	17,639	15,364	2,275	35,348	30,964	4,384
Reinsurance	3,843	4,150	(307)	12,775	13,379	(604)
Accident and Health	5,378	3,528	1,850	11,518	8,725	2,793
Non-Marine Direct and Facultative	4,960	3,881	1,079	9,234	7,399	1,835
Total	$41,560	$34,565	$6,995	$91,002	$80,978	$10,024
(1) The Marine, Aviation and Transit line of business includes marine, upstream energy, aviation and terrorism lines previously disclosed as separate lines of business.
(2) The Binding Authorities line of business includes Liability and Property & Casualty Binding Authorities lines previously disclosed as separate lines of business.
See below for a discussion of the drivers of the change in net premiums earned for the three and six months ended June 30, 2018 and 2017, which also explains the increase in gross premiums written for the same periods.
Net Premiums Earned:
The following table provides net premiums earned by line of business for the Atrium segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
	(in thousands of U.S. dollars)
Marine, Aviation and Transit (1)	$7,466	$6,279	$1,187	$15,060	$14,124	$936
Binding Authorities (2)	15,760	15,199	561	32,381	28,936	3,445
Reinsurance	2,502	3,928	(1,426)	5,800	7,645	(1,845)
Accident and Health	5,417	3,811	1,606	9,824	7,694	2,130
Non-Marine Direct and Facultative	3,377	3,163	214	6,680	6,201	479
Total	$34,522	$32,380	$2,142	$69,745	$64,600	$5,145
(1) The Marine, Aviation and Transit line of business includes marine, upstream energy, aviation and terrorism lines previously disclosed as separate lines of business.
(2) The Binding Authorities line of business includes Liability and Property & Casualty Binding Authorities lines previously disclosed as separate lines of business.
Three and Six Months Ended June 30: Net premiums earned for the Atrium segment were $34.5 million and $32.4 million for the three months ended June 30, 2018 and 2017, respectively, and $69.7 million and $64.6 million for the six months ended June 30, 2018 and 2017, respectively. The increase in net premiums written and earned was primarily due to new accounts and small rate rises being achieved across our marine, binding authorities and accident and health lines of business.

Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Atrium segment for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018			2017
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$8,882	$10,465	$19,347	$7,423	$5,398	$12,821
Net change in case and LAE reserves (1)	(3,169)	(273)	(3,442)	(2,007)	886	(1,121)
Net change in IBNR reserves (2)	(7,128)	8,983	1,855	(12,221)	8,679	(3,542)
Increase (reduction) in estimates of net ultimate losses	(1,415)	19,175	17,760	(6,805)	14,963	8,158
Increase (reduction) in provisions for unallocated LAE	2	—	2	49	(105)	(56)
Amortization of fair value adjustments	(836)	—	(836)	87	—	87
Net incurred losses and LAE	$(2,249)	$19,175	$16,926	$(6,669)	$14,858	$8,189
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
Three Months Ended June 30: Net incurred losses and LAE for the three months ended June 30, 2018 and 2017 were $16.9 million and $8.2 million, respectively. Net favorable prior year loss development was $2.2 million and $6.7 million for the three months ended June 30, 2018 and 2017, respectively. Net favorable prior year loss development in the three months ended June 30, 2018 and 2017 was spread across most lines of business. Excluding prior year loss development, net incurred losses and LAE for the three months ended June 30, 2018 and 2017 were $19.2 million and $14.9 million, respectively. The increase in net incurred losses and LAE for the three months ended June 30, 2018 compared with 2017, excluding prior year loss development, was due primarily to favorable loss experience in the comparative period compared to loss frequency more in line with expectations in the three months ended June 30, 2018.
The following table shows the components of net incurred losses and LAE for the Atrium segment for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018			2017
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$19,258	$17,619	$36,877	$16,834	$9,660	$26,494
Net change in case and LAE reserves (1)	(5,553)	6,001	448	(5,123)	4,596	(527)
Net change in IBNR reserves (2)	(12,715)	12,861	146	(20,358)	15,012	(5,346)
Increase (reduction) in estimates of net ultimate losses	990	36,481	37,471	(8,647)	29,268	20,621
Increase (reduction) in provisions for unallocated LAE	2	—	2	(75)	11	(64)
Amortization of fair value adjustments	(3,375)	—	(3,375)	120	—	120
Net incurred losses and LAE	$(2,383)	$36,481	$34,098	$(8,602)	$29,279	$20,677
((1) Net change in case and LAE reserves comprises the movement during the period in specific case reserve liabilities as a result of claims settlements or changes advised to us by our policyholders and attorneys, less changes in case reserves recoverable advised by us to our reinsurers as a result of the settlement or movement of assumed claims.
(2) Net change in IBNR reserves represents the gross change in our actuarial estimates of IBNR reserves, less amounts recoverable.

Six Months Ended June 30: Net incurred losses and LAE for the six months ended June 30, 2018 and 2017 were $34.1 million and $20.7 million, respectively. Net favorable prior year loss development was $2.4 million and $8.6 million for the six months ended June 30, 2018 and 2017, respectively. Net favorable prior year loss development in the six months ended June 30, 2018 and 2017 was spread across most lines of business. Excluding prior year loss development, net incurred losses and LAE for the six months ended June 30, 2018 and 2017 were $36.5 million and $29.3 million, respectively. The increase in net incurred losses and LAE for the six months ended June 30, 2018 compared with 2017, excluding prior year loss development, was due primarily to favorable loss experience in the comparative period compared to loss frequency more in line with expectations in the six months ended June 30, 2018.

Acquisition Costs:
Three and Six Months Ended June 30: Acquisition costs were $12.7 million and $12.1 million for the three months ended June 30, 2018 and 2017, respectively, and $24.8 million and $22.8 million for the six months ended June 30, 2018 and 2017, respectively. The Atrium acquisition cost ratios were 36.8% and 37.2% for the three months ended June 30, 2018 and 2017, respectively, and 35.5% and 35.3% for the six months June 30, 2018 and 2017, respectively.
Operating Expenses:
Three and Six Months Ended June 30: General and administrative expenses for the Atrium segment were $4.1 million and $6.3 million for the three months ended June 30, 2018 and 2017, respectively and $8.3 million and $9.7 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in operating expenses for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily due to lower variable compensation based on the underwriting result and other operating expenses.
Fees and Commission Income:
Three and Six Months Ended June 30: Fees and commission income was $3.9 million and $8.1 million for the three months ended June 30, 2018 and 2017, respectively, and $7.3 million and $11.4 million for the six months ended June 30, 2018 and 2017, respectively. The fees primarily represent profit commission fees earned by us in relation to AUL’s management of Syndicate 609 and other underwriting consortiums, and the decrease was primarily due to the higher net incurred losses and LAE as discussed above.
Corporate Expenses:
Three and Six Months Ended June 30: Corporate expenses for the Atrium segment were $1.8 million and $3.6 million for the three months ended June 30, 2018 and 2017, respectively, and $2.3 million and $7.4 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in corporate expenses for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily due to lower variable compensation costs in the six months ended June 30, 2018.
Interest Expense:
Three and Six Months Ended June 30: Interest expense was $nil and $0.3 million for the three months ended June 30, 2018 and 2017, respectively, and $nil and $0.5 million for the six months ended June 30, 2018 and 2017, respectively.
Net Foreign Exchange Losses:
Three and Six Months Ended June 30: Net foreign exchange losses for the Atrium segment of $47 thousand for the three months ended June 30, 2018 compared to net foreign exchange losses of $3.5 million for the three months ended June 30, 2017. For the six months ended June 30, 2018 and 2017, net foreign exchange losses were $1.0 million and $4.3 million, respectively. The losses in the comparative periods were primarily due to the translation of non-functional currency liabilities which is substantially offset by foreign exchange on available-for sale investments recorded in accumulated other comprehensive income.
Income Taxes:
Three and Six Months Ended June 30: Income taxes for the Atrium segment of $0.7 million for the three months ended June 30, 2018 were broadly consistent with income taxes of $0.4 million for the three months ended June 30, 2017. For the six months ended June 30, 2018 and 2017, income taxes were $1.0 million and $0.7 million, respectively.

Noncontrolling Interest:
Three and Six Months Ended June 30: The net earnings attributable to the noncontrolling interest in the Atrium segment were $1.1 million for the three months ended June 30, 2018, compared to $3.1 million for the three months ended June 30, 2017. The decrease in the net earnings attributable to the noncontrolling interest was due to lower earnings in the Atrium segment, as discussed above. The net earnings attributable to the noncontrolling interest in the Atrium segment were $2.5 million and $5.3 million for the six months ended June 30, 2018 and 2017, respectively. The reduction in the net earnings attributable to the noncontrolling interest for six months ended June 30, 2018 was primarily due to lower earnings, as discussed above. As at June 30, 2018 and 2017, Trident and Dowling had a combined 41.03% noncontrolling interest in the Atrium segment.

StarStone Segment
The results of our StarStone segment include the results of StarStone Insurance Bermuda Limited and its subsidiaries and StarStone Specialty Holdings Limited ("StarStone Group"). Our StarStone segment also includes the results of KaylaRe's reinsurance of the StarStone Group from the date that Enstar completed the acquisition of KaylaRe.
The following is a discussion and analysis of the results of operations for the StarStone segment for the three and six months ended June 30, 2018 and 2017, which are summarized below.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
	(in thousands of U.S. dollars)
Gross premiums written	$301,353	$224,564	$76,789	$606,342	$451,100	$155,242

Net premiums written	$219,238	$115,534	$103,704	$399,801	$234,400	$165,401

Net premiums earned	$183,621	$118,551	$65,070	$310,447	$233,959	$76,488
Net incurred losses and LAE	(146,027)	(65,833)	(80,194)	(221,367)	(133,994)	(87,373)
Acquisition costs	(37,271)	(17,698)	(19,573)	(53,696)	(28,312)	(25,384)
Operating expenses	(34,142)	(32,950)	(1,192)	(68,699)	(66,971)	(1,728)
Underwriting income	(33,819)	2,070	(35,889)	(33,315)	4,682	(37,997)
Net investment income	8,745	7,189	1,556	16,446	12,638	3,808
Net realized and unrealized gains (losses)	(3,181)	7,209	(10,390)	(16,139)	13,908	(30,047)
Fees and commission income	—	—	—	—	1,166	(1,166)
Other income (expenses)	(600)	33	(633)	(549)	79	(628)
Interest expense	(6)	(644)	638	(547)	(1,266)	719
Net foreign exchange losses	(1,573)	(815)	(758)	(478)	(2,708)	2,230
EARNINGS (LOSS) BEFORE INCOME TAXES	(30,434)	15,042	(45,476)	(34,582)	28,499	(63,081)
INCOME (TAXES) BENEFIT	(1,688)	(679)	(1,009)	(2,686)	3,570	(6,256)
NET EARNINGS (LOSS)	(32,122)	14,363	(46,485)	(37,268)	32,069	(69,337)
Net loss (earnings) attributable to noncontrolling interest	10,604	(5,834)	16,438	12,662	(13,087)	25,749
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$(21,518)	$8,529	$(30,047)	$(24,606)	$18,982	$(43,588)

Underwriting ratios:
Loss ratio (1)	79.5%	55.5%	24.0%	71.3%	57.3%	14.0%
Acquisition cost ratio (1)	20.3%	14.9%	5.4%	17.3%	12.1%	5.2%
Operating expense ratio (1)	18.6%	27.9%	(9.3)%	22.1%	28.6%	(6.5)%
Combined ratio (1)	118.4%	98.3%	20.1%	110.7%	98.0%	12.7%

(1)	Refer to "Underwriting Ratios" for a description of how these ratios are calculated.
Effective May 14, 2018, Enstar completed the acquisition of KaylaRe Holdings Ltd. ("KaylaRe"), and our transactions between our StarStone segment and KaylaRe are now eliminated upon consolidation. As a result, our StarStone segment results have changed significantly and the following tables summarize the impact of the KaylaRe acquisition on our StarStone segment for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	StarStone Group	KaylaRe's reinsurance of StarStone	StarStone Segment	StarStone Group	KaylaRe's reinsurance of StarStone	StarStone Segment
	(in thousands of U.S. dollars)
Net premiums earned	$128,110	$55,511	$183,621	$254,936	$55,511	$310,447
Net incurred losses and LAE	(105,286)	(40,741)	(146,027)	(180,626)	(40,741)	(221,367)
Acquisition costs	(17,432)	(19,839)	(37,271)	(33,857)	(19,839)	(53,696)
Operating expenses	(33,052)	(1,090)	(34,142)	(67,609)	(1,090)	(68,699)
Underwriting income	(27,660)	(6,159)	(33,819)	(27,156)	(6,159)	(33,315)
Net investment income	8,745	—	8,745	16,446	—	16,446
Net realized and unrealized gains (losses)	(3,181)	—	(3,181)	(16,139)	—	(16,139)
Other income (expenses)	(600)	—	(600)	(549)	—	(549)
Interest expense	(478)	472	(6)	(1,019)	472	(547)
Net foreign exchange gain	(838)	(735)	(1,573)	257	(735)	(478)
EARNINGS (LOSS) BEFORE INCOME TAXES	(24,012)	(6,422)	(30,434)	(28,160)	(6,422)	(34,582)
INCOME TAXES	(1,688)	—	(1,688)	(2,686)	—	(2,686)
NET EARNINGS (LOSS)	(25,700)	(6,422)	(32,122)	(30,846)	(6,422)	(37,268)
Net loss (earnings) attributable to noncontrolling interest	10,604	—	10,604	12,662	—	12,662
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$(15,096)	$(6,422)	$(21,518)	$(18,184)	$(6,422)	$(24,606)

Underwriting ratios:
Loss ratio (1)	82.2%	73.4%	79.5%	70.9%	73.4%	71.3%
Acquisition cost ratio (1)	13.6%	35.7%	20.3%	13.3%	35.7%	17.3%
Operating expense ratio (1)	25.8%	1.9%	18.6%	26.5%	2.0%	22.1%
Combined ratio (1)	121.6%	111.1%	118.4%	110.7%	111.1%	110.7%

(1)	Refer to "Underwriting Ratios" for a description of how these ratios are calculated.
Overall Results
Three Months Ended June 30: Net losses were $21.5 million for the three months ended June 30, 2018 compared to net earnings of $8.5 million for the three months ended June 30, 2017, a decrease of $30.0 million. The decrease in net earnings was primarily due to lower underwriting income of $35.9 million and higher net realized and unrealized losses on our investment portfolio of $10.4 million, partially offset by higher losses attributable to noncontrolling interest of $16.4 million. The combined ratio increased to 118.4% for the three months ended June 30, 2018 as compared to 98.3% for the three months ended June 30, 2017. The loss ratio increased by 24.0 percentage points and the acquisition cost ratio increased by 5.4 percentage points. In addition, the operating expense ratio decreased by 9.3 percentage points for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.
Excluding the impact of the acquisition of KaylaRe by Enstar, the loss ratio increased by 26.7 percentage points, the acquisition cost ratio decreased by 1.3 percentage points and the operating expense ratio decreased by 2.1 percentage points. The increase in the loss ratio is primarily the result of net incurred losses in our property, marine and casualty lines of business during the period including our participation on the Ituango Dam loss in Colombia. The acquisition cost ratio is consistent with the comparative period. The decrease in the operating expense ratio is primarily due to higher net premiums earned.
Six Months Ended June 30: Net losses were $24.6 million compared to net earnings of $19.0 million for the six months ended June 30, 2018 and 2017, respectively, a decrease of $43.6 million. The decrease in net earnings was primarily due to lower underwriting income of $38.0 million and net realized and unrealized losses on our investment portfolio of $30.0 million compared to net unrealized gains in the comparative period, partially offset by higher losses attributable to noncontrolling interest of $25.7 million. The loss ratio increased by 14.0 percentage points, the acquisition cost ratio increased by 5.2 percentage points and the operating expense ratio decreased by 6.5 percentage points for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The Ituango Dam loss was a construction risk, underwritten in 2011, for which we recorded a net incurred loss of $9.3 million and ceded reinstatement premiums of $3.5 million, for a total loss of $12.8 million.

Excluding the impact of the acquisition of KaylaRe by Enstar, the loss ratio increased by 13.6 percentage points, the acquisition cost ratio increased by 1.2 percentage points and the operating expense ratio decreased by 2.1 percentage points for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase in the loss ratio was primarily the result of the net incurred losses and the Ituango Dam loss, as discussed above. The acquisition cost ratio is generally consistent with the comparative period. The decrease in the operating expense ratio is primarily due to higher net premiums earned.

Investment results are separately discussed below in "Investments."

Gross Premiums Written:

The following table provides gross premiums written by line of business for the StarStone segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(in thousands of U.S. dollars)
Casualty	$93,554	$71,036	$22,518	$168,423	$138,067	$30,356
Marine	73,381	49,893	23,488	174,307	125,645	48,662
Property	78,994	49,497	29,497	161,236	99,754	61,482
Aerospace	17,881	17,579	302	27,889	26,906	983
Workers' Compensation	37,543	36,559	984	74,487	60,728	13,759
Total	$301,353	$224,564	$76,789	$606,342	$451,100	$155,242
Three Months Ended June 30: Gross premiums written were $301.4 million and $224.6 million for the three months ended June 30, 2018 and 2017, respectively, an increase of $76.8 million. The property, marine and casualty lines of business increased by $29.5 million, $23.5 million and $22.5 million, respectively. The increase in the marine line of business was primarily due to new business underwritten by teams hired in 2017 and early 2018. The increase in the casualty line of business was primarily due to new business opportunities through our U.S., European and Bermuda platforms.
Six Months Ended June 30: Gross premiums written were $606.3 million and $451.1 million for the six months ended June 30, 2018 and 2017, respectively, an increase of $155.2 million primarily attributable to the additional property, marine and casualty lines of business written in the U.S., Bermuda and Europe.
Net Premiums Earned:
The following table provides net premiums earned by line of business for the StarStone segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(in thousands of U.S. dollars)
Casualty	$69,857	$44,127	$25,730	$109,624	$79,836	$29,788
Marine	48,534	33,273	15,261	87,758	60,583	27,175
Property	40,892	21,646	19,246	65,084	49,366	15,718
Aerospace	13,082	4,847	8,235	24,690	18,320	6,370
Workers' Compensation	11,256	14,658	(3,402)	23,291	25,854	(2,563)
Total	$183,621	$118,551	$65,070	$310,447	$233,959	$76,488

Three Months Ended June 30: Net premiums earned for the StarStone segment for the three months ended June 30, 2018 increased from $118.6 million for the three months ended June 30, 2017 by $65.1 million to $183.6 million. Excluding the impact of the acquisition of KaylaRe by Enstar, net premiums earned for the three months ended June 30, 2018 were $128.1 million, an increase of $9.6 million compared to the three months ended June 30, 2017. The increase was primarily driven by the casualty, property and marine lines of business due to increased premiums written, as discussed above.
Six Months Ended June 30: Net premiums earned for the StarStone segment for the six months ended June 30, 2018 increased from $234.0 million for the six months ended June 30, 2017 by $76.5 million to $310.4 million. Excluding the impact of the acquisition of KaylaRe by Enstar, net premiums earned for the six months were $254.9 million, an increase of $21.0 million compared to the six months ended June 30, 2017.

Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the StarStone segment for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018			2017
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$85,888	$19,419	$105,307	$53,517	$10,645	$64,162
Net change in case and LAE reserves (1)	(21,405)	47,246	25,841	(16,621)	24,766	8,145
Net change in IBNR reserves (2)	(46,738)	59,480	12,742	(35,828)	29,178	(6,650)
Increase in estimates of net ultimate losses	17,745	126,145	143,890	1,068	64,589	65,657
Increase (reduction) in provisions for unallocated LAE	(1,189)	3,427	2,238	(1,205)	1,492	287
Amortization of fair value adjustments	(101)	—	(101)	(111)	—	(111)
Net incurred losses and LAE	$16,455	$129,572	$146,027	$(248)	$66,081	$65,833
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
Three Months Ended June 30: Net incurred losses and LAE for the three months ended June 30, 2018 and 2017 were $146.0 million and $65.8 million, respectively. Net adverse prior year loss development was $16.5 million for the three months ended June 30, 2018 compared to net favorable prior year loss development of $0.2 million for the three months ended June 30, 2017. Excluding prior year loss development, net incurred losses and LAE for the three months ended June 30, 2018 and 2017 were $129.6 million and $66.1 million, respectively.
Excluding the impact of the acquisition of KaylaRe by Enstar, net incurred losses and LAE for the three months ended June 30, 2018 and 2017 were $105.3 million and $65.8 million, respectively. The increase in net incurred losses was primarily due to net adverse development on our marine, casualty and property lines of business including the impact of the Ituango Dam loss.
The following table shows the components of net incurred losses and LAE for the StarStone segment for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018			2017
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$173,575	$20,367	$193,942	$137,497	$14,861	$152,358
Net change in case and LAE reserves (1)	(35,622)	56,988	21,366	(41,464)	40,250	(1,214)
Net change in IBNR reserves (2)	(120,128)	123,999	3,871	(94,765)	77,963	(16,802)
Increase in estimates of net ultimate losses	17,825	201,354	219,179	1,268	133,074	134,342
Increase (reduction) in provisions for unallocated LAE	(3,290)	5,720	2,430	(3,131)	3,417	286
Amortization of fair value adjustments	(242)	—	(242)	(634)	—	(634)
Net incurred losses and LAE	$14,293	$207,074	$221,367	$(2,497)	$136,491	$133,994
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
Six Months Ended June 30: Net incurred losses and LAE for the six months ended June 30, 2018 and 2017 were $221.4 million and $134.0 million, respectively. Net adverse prior year loss development was $14.3 million for the six months ended June 30, 2018 compared to net favorable prior year loss development of $2.5 million for the six months ended June 30, 2017. Excluding prior year loss development, net incurred losses and LAE for the six months ended June 30, 2018 and 2017 were $207.1 million and $136.5 million, respectively.
Excluding the impact of the acquisition of KaylaRe by Enstar, net incurred losses and LAE for the six months ended June 30, 2018 and 2017 were $180.6 million and $134.0 million, respectively, an increase of $46.6 million, primarily due to net adverse development on our marine, casualty and property lines of business including the impact of the Ituango Dam loss.

Acquisition Costs:
Three Months Ended June 30: Acquisition costs were $37.3 million and $17.7 million for the three months ended June 30, 2018 and 2017, respectively, an increase of $19.6 million. The acquisition cost ratios for the three months ended June 30, 2018 and 2017 were 20.3% and 14.9%, respectively, an increase of 5.4 percentage points.
Excluding the impact of the acquisition of KaylaRe by Enstar, acquisition costs were $17.4 million and $17.7 million for the three months ended June 30, 2018 and 2017, respectively, a decrease of $0.3 million. The acquisition cost ratios for the three months ended June 30, 2018 and 2017 were 13.6% and 14.9%, respectively, a decrease of 1.3 percentage points primarily due to higher net premiums earned.
Six Months Ended June 30: Acquisition costs were $53.7 million and $28.3 million for the six months ended June 30, 2018 and 2017, respectively, an increase of $25.4 million. The acquisition cost ratios for the six months ended June 30, 2018 and 2017 were 17.3% and 12.1%, respectively, an increase of 5.2 percentage points.
Excluding the impact of the acquisition of KaylaRe by Enstar, acquisition costs were $33.9 million and $28.3 million for the six months ended June 30, 2018 and 2017, respectively, an increase of $5.5 million. The acquisition cost ratios for the six months ended June 30, 2018 and 2017 were 13.3% and 12.1%, respectively, an increase of 1.2 percentage points.
Operating Expenses:
Three and Six Months Ended June 30: Operating expenses for the three months ended June 30, 2018 and 2017 were $34.1 million and $33.0 million, respectively, and $68.7 million and $67.0 million for the six months ended June 30, 2018 and 2017, respectively. The operating expense ratios for the three months ended June 30, 2018 and 2017 were 18.6% and 27.9%, respectively, a decrease of 9.3 percentage points. The operating expense ratios for the six months ended June 30, 2018 and 2017 were 22.1% and 28.6%, respectively, a decrease of 6.5 percentage points.

Excluding the impact of the acquisition of KaylaRe by Enstar, the operating expense ratios for the three months ended June 30, 2018 and 2017 were 25.8% and 27.9%, respectively, a decrease of 2.1 percentage points. The operating expense ratios for the six months ended June 30, 2018 and 2017 were 26.5% and 28.6%, respectively, a decrease of 2.1 percentage points. Expenses were generally consistent with comparative periods, while net premiums earned was higher.
Income Taxes:
Three and Six Months Ended June 30: Income tax expense for the three months ended June 30, 2018 was $1.7 million and $0.7 million for the three months ended June 30, 2017. For the six months ended June 30, 2018 income tax expense was $2.7 million compared to an income tax benefit of $3.6 million for the six months ended June 30, 2017. The income tax expense for the six months ended June 30, 2018 was primarily attributable to prior year adjustments recognized this quarter.
Noncontrolling Interest:
Three Months Ended June 30: The net losses attributable to the noncontrolling interest in the StarStone segment were $10.6 million for the three months ended June 30, 2018, compared to net earnings attributable to the noncontrolling interest of $5.8 million for the three months ended June 30, 2017. The net losses attributable to the noncontrolling interest for the three months ended June 30, 2018 were due to the net losses in the StarStone Group for the three months ended June 30, 2018.
Six Months Ended June 30: The net losses attributable to the noncontrolling interest in the StarStone segment were $12.7 million for the six months ended June 30, 2018, compared to net earnings attributable to the noncontrolling interest of $13.1 million for the six months ended June 30, 2017. The net losses attributable to the noncontrolling interest for the six months ended June 30, 2018 were due to the net losses in the StarStone Group for the six months ended June 30, 2018.
As at June 30, 2018 and 2017, Trident and Dowling had a combined 41.0% noncontrolling interest in the StarStone Group.

Other
Our other activities, which do not qualify as a reportable segment, include our corporate expenses, debt servicing costs, holding company income and expenses, foreign exchange, our remaining investments in life settlement contracts and other miscellaneous items. The presentation of the results of our other activities reflect the classification of Pavonia as discontinued operations and held-for-sale. Following the sale of Pavonia and Laguna, we no longer have any annuity products and our continuing life business comprises the term life products in Alpha and our investments in life settlement contracts.
The following is a discussion and analysis of our results of operations for our other activities for the three and six months ended June 30, 2018 and 2017, which are summarized below:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
	(in thousands of U.S. dollars)
Net premiums earned	$1,060	$1,275	$(215)	$2,052	$2,469	$(417)
Life and Annuity Policy Benefits	160	(4,289)	4,449	206	(3,988)	4,194
Acquisition costs	(133)	(1,546)	1,413	(281)	(581)	300
Underwriting income	1,087	(4,560)	5,647	1,977	(2,100)	4,077
Net investment income	(852)	1,795	(2,647)	4,930	8,232	(3,302)
Net realized and unrealized gains (losses)	(4,530)	(6,362)	1,832	(6,903)	(6,518)	(385)
Fees and commission income (expense)	—	(220)	220	—	(1,567)	1,567
Other income (expenses)	527	4	523	(203)	159	(362)
Corporate expenses	(10,737)	(9,129)	(1,608)	(19,752)	(17,574)	(2,178)
Interest income (expense)	1,165	982	183	2,225	1,688	537
Net foreign exchange gains (losses)	181	(667)	848	1,348	(880)	2,228
Loss on sale of subsidiary	—	(9,609)	9,609	—	(9,609)	9,609
	(14,246)	(23,206)	8,960	(18,355)	(26,069)	7,714
EARNINGS (LOSS) BEFORE INCOME TAXES	(13,159)	(27,766)	14,607	(16,378)	(28,169)	11,791
INCOME TAXES	—	(5)	5	(11)	(9)	(2)
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(13,159)	(27,771)	14,612	(16,389)	(28,178)	11,789
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(4,871)	4,871	—	(4,500)	4,500
NET LOSS	(13,159)	(32,642)	19,483	(16,389)	(32,678)	16,289
NET LOSS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	(13,159)	(32,642)	19,483	(16,389)	(32,678)	16,289
NET LOSS ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$(13,159)	$(32,642)	$19,483	$(16,389)	$(32,678)	$16,289
Overall Results:
Net losses were $13.2 million for the three months ended June 30, 2018 compared to $32.6 million for the three months ended June 30, 2017, a decrease in net losses of $19.5 million, which primarily resulted from a loss on sale of subsidiary of $9.6 million and a $4.9 million loss from discontinued operations in the comparative period, neither of which reoccurred in the current period, and a $4.4 million higher expense for life and annuity policy benefits in the comparative period.
Net losses were $16.4 million for the six months ended June 30, 2018 compared to $32.7 million for the six months ended June 30, 2017, a decrease in net losses of $16.3 million, which primarily resulted from a loss on sale of subsidiary of $9.6 million and a $4.5 million loss from discontinued operations in the comparative period, neither of which reoccurred in the current period, and a $4.2 million higher expense for life and annuity policy benefits in the comparative period.
For the three months ended June 30, 2018 and 2017, the contribution to net losses from our Pavonia life and annuities business, classified as discontined operations, was $nil and a loss of $4.9 million, respectively. For the six months ended June 30, 2018 and 2017, the contribution to net losses from our Pavonia life and annuities business, classified as discontinued operations, was $nil and a loss of $4.5 million, respectively. For further information refer to

Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinuing Operations" in the Consolidated Financial Statements within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017.
Investment results are separately discussed below in "Investable Assets."
Underwriting Income:
Three Months Ended June 30: Underwriting income was $1.1 million for the three months ended June 30, 2018, compared to an underwriting loss of $4.6 million for the three months ended June 30, 2017, an increase of $5.6 million, primarily attributable to lower life and annuities policy benefits expense in the current period.

Six Months Ended June 30: Underwriting income was $2.0 million for six months ended June 30, 2018, compared to an underwriting loss of $2.1 million in June 30, 2017, an increase of $4.1 million, primarily attributable to lower life and annuities policy benefits expense in the current period.

Fees and Commission Income (expenses):
Three Months Ended June 30: Fee and commission expense was $nil for the three months ended June 30, 2018, compared to $0.2 million for the three months ended June 30, 2017, a change of $0.2 million, primarily due to June 30, 2017 including the impact of the elimination of certain transactions between reportable segments that did not reoccur in June 30, 2018.

Six Months Ended June 30: Fee and commission expense was $nil for the six months ended June 30, 2018, compared to an expense of $1.6 million for the six months ended June 30, 2017, a change of $1.6 million, primarily due to June 30, 2017 including the impact of the elimination of certain transactions between reportable segments that did not reoccur in the three months ended June 30, 2018.

Corporate Expenses:
Three Months Ended June 30: Corporate expenses of $10.7 million for the three months ended June 30, 2018 were broadly consistent with $9.1 million in the three months ended June 30, 2017. The difference of $1.6 million is primarily due to June 30, 2017 including the impact of the elimination of $1.6 million of transactions between reportable segments that did not reoccur in the three months ended June 30, 2018.

Six Months Ended June 30: Corporate expenses were $19.8 million in the six months ended June 30, 2018, compared to $17.6 million in the six months ended June 30, 2017, an increase of $2.2 million. The increase is primarily due to June 30, 2017 including the impact of the elimination of $1.6 million of transactions between reportable segments that did not reoccur in three months ended June 30, 2018.

Interest Expense:
Three Months Ended June 30: Interest income was $1.2 million for the three months ended June 30, 2018, which was broadly consistent with $1.0 million for the three months ended June 30, 2017.

Six Months Ended June 30: Interest income was $2.2 million in the six months ended June 30, 2018, compared to $1.7 million in the six months ended June 30, 2017, a decrease of $0.5 million. The decrease reflected lower intra-group loan balances following settlement activity.

Net Foreign Exchange Gains (Losses):
Three Months Ended June 30: Net foreign exchange losses were $0.2 million for the three months ended June 30, 2018, compared to gains of $0.7 million for the three months ended June 30, 2017.

Six Months Ended June 30: Net foreign exchange losses were $1.3 million in the six months ended June 30, 2018, compared to gains of $0.9 million in the six months ended June 30, 2017.

Non-GAAP Financial Measures
In addition to presenting net earnings (losses) attributable to Enstar Group Limited ordinary shareholders and diluted earnings (losses) per ordinary share determined in accordance with U.S. GAAP, we believe that presenting net operating income (loss) attributable to Enstar Group Limited ordinary shareholders and diluted operating income (loss) per ordinary share, non-GAAP financial measures as defined in Item 10(e) of Regulation S-K, provides investors with valuable measures of our performance.
Operating income excludes: (i) net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed, (ii) change in fair value of insurance contracts for which we have elected the fair value option, (ii) gain (loss) on sale of subsidiaries, (iii) net earnings (loss) from discontinued operations, (iv) tax effect of these adjustments where applicable, and (v) attribution of share of adjustments to noncontrolling interest where applicable. We eliminate the impact of net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed and change in fair value of insurance contracts for which we have elected the fair value option because these items are subject to significant fluctuations in fair value from period to period, driven primarily by market conditions and general economic conditions, and therefore their impact on our earnings is not reflective of the performance of our core operations.  We eliminate the impact of gain (loss) on sale of subsidiaries and net earnings (loss) on discontinued operations as these are non-recurring rather than being reflective of the performance of our core operations.
Further, these non-GAAP measures enable readers of the consolidated financial statements to more easily analyze the Company's results in a manner more aligned with the manner in which the Company's management analyzes our underlying performance. We believe that presenting these non-GAAP financial measures, which may be defined and calculated differently by other companies, improves the understanding of the Company's consolidated results of operations. These measures should not be viewed as a substitute for those calculated in accordance with U.S. GAAP.

Net operating income (loss) attributable to Enstar Group Limited ordinary shareholders is calculated by the addition or subtraction of certain items from within our consolidated statements of earnings to or from net earnings (loss) attributable to Enstar Group Limited ordinary shareholders, the most directly comparable GAAP financial measure, as illustrated in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(expressed in thousands of U.S. dollars, except share and per share data)
Net earnings (loss) attributable to Enstar Group Limited ordinary shareholders	$8,244	$90,186	$(32,966)	$144,866
Adjustments:
Net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed (1)	64,696	(30,074)	202,802	(55,824)
Change in fair value of insurance contracts for which we have elected the fair value option	17,233	(13,232)	(23,008)	1,250
Loss on sale of subsidiary	—	9,609	—	9,609
Net loss from discontinued operations	—	4,679	—	4,090
Tax effects of adjustments (2)	(4,734)	2,135	(15,960)	3,418
Adjustments attributable to noncontrolling interest (3)	(2,488)	2,248	(8,290)	4,973
Operating income attributable to Enstar Group Limited ordinary shareholders (4)	$82,951	$65,551	$122,578	$112,382

Diluted net earnings (loss) per ordinary share	$0.40	$4.62	$(1.65)	$7.43
Adjustments:
Net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed (1)	3.13	(1.54)	10.08	(2.86)
Change in fair value of insurance contracts, net	0.83	(0.68)	(1.14)	0.06
Loss on sale of subsidiary	—	0.49	—	0.49
Net loss from discontinued operations	—	0.24	—	0.21
Tax effects of adjustments (2)	(0.23)	0.11	(0.79)	0.18
Adjustments attributable to noncontrolling interest (3)	(0.12)	0.12	(0.41)	0.25
Diluted operating income per ordinary share (4)	$4.01	$3.36	$6.09	$5.76

Weighted average ordinary shares outstanding - diluted	20,671,232	19,511,429	20,140,367	19,506,077
(1) Represents the net realized and unrealized gains and losses related to fixed maturity securities. Our fixed maturity securities are held directly on our balance sheet and also within the "Funds held - directly managed" balance. The changes in the value of these managed funds held balances are described in our financial statement notes as: (i) funds held - directly managed, (ii) embedded derivative on funds held - directly managed, and (iii) the fair value option on funds held - directly managed. Refer to Note 5 - "Investments" in the notes to our consolidated financial statements included within Item 1 of our Quarterly Report on Form 10-Q for further details on our net realized and unrealized gains and losses.
(2) Represents an aggregation of the tax expense or benefit associated with the specific country to which the pre-tax adjustment relates, calculated at the applicable jurisdictional tax rate.
(3) Represents the impact of the adjustments on the net earnings (loss) attributable to noncontrolling interest associated with the specific subsidiaries to which the adjustments relate.
(4) Non-GAAP financial measure.

Investable Assets
We define investable assets as the sum of total investments, cash and cash equivalents, restricted cash and cash equivalents, funds held by reinsured companies and funds held - directly managed. Investments consist primarily of investment grade, liquid, fixed maturity securities of short-to-medium duration, equities, and other investments. Cash and cash equivalents and restricted cash and cash equivalents are comprised mainly of cash, fixed deposits, and other highly liquid instruments such as commercial paper with maturities of less than three months at the time of acquisition and money market funds. Funds held primarily consist of investment grade, liquid, fixed maturity securities of short-to-medium duration. Assets held-for-sale are excluded from our definition of investable assets.
Investable assets were $11.4 billion as at June 30, 2018 as compared to $9.8 billion as at December 31, 2017, an increase of 16.6%. The increase was primarily due to the investments and funds held balance acquired in connection with the KaylaRe, Zurich, Neon and Novae transactions.
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

Composition of Investable Assets By Segment
Across all of our segments, we strive to structure our investments in a manner that recognizes our liquidity needs for future liabilities. We consider the duration characteristics of our liabilities in determining the extent to which we correlate with assets of comparable duration depending on our other investment strategies and to the extent practicable. If our liquidity needs or general liability profile change unexpectedly, we may adjust the structure of our investment portfolio to meet our revised expectations. The following tables summarize the composition of total invested assets by segment as at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Short-term investments, trading, at fair value	$252,189	$2,155	$5,052	$—	$259,396
Fixed maturities, trading, at fair value	5,161,522	122,644	1,144,763	—	6,428,929
Fixed maturities, available-for-sale, at fair value	—	42,281	—	127,040	169,321
Equities, trading, at fair value	98,003	3,007	29,394	—	130,404
Other investments, at fair value	1,649,151	6,896	98,122	14,164	1,768,333
Total investments	7,160,865	176,983	1,277,331	141,204	8,756,383
Cash and cash equivalents (including restricted cash and cash equivalents)	736,992	68,810	316,364	61,427	1,183,593
Funds held - directly managed	1,229,896	—	—	—	1,229,896
Funds held by reinsured companies	205,963	24,775	28,694	—	259,432
Total investable assets	$9,333,716	$270,568	$1,622,389	$202,631	$11,429,304
Duration (in years)	5.44	1.68	2.31	4.73	4.83
Average Credit Rating (1)	A+	AA-	A+	AA-	A+
(1) Included in the calculation are the credit ratings of cash and cash equivalents, short-term investments, fixed maturities and funds held - directly managed at June 30, 2018 and December 31, 2017.

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
(1) Included in the calculation are the credit ratings of cash and cash equivalents, short-term investments, fixed maturities and funds held - directly managed at June 30, 2018 and December 31, 2017.
As at June 30, 2018 and December 31, 2017, our investment portfolio, including funds held - directly managed, had an average credit quality rating of A+. As at June 30, 2018 and December 31, 2017, our fixed maturity investments rated lower than BBB- comprised 3.4% and 5.4% of our total investment portfolio, respectively. A detailed schedule of average credit ratings by asset class as at June 30, 2018 is included in Note 5 - "Investments" and Note 6 - "Funds Held - Directly Managed" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Schedules of maturities by asset class are included in Note 5 - "Investments" and Note 6 - "Funds Held - Directly Managed" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

Composition of Investment Portfolio By Asset Class
The following tables summarize the fair value and composition of our investment portfolio by asset class as at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Fair Value
	AAA Rated	AA Rated	A Rated	BBB Rated	Non-investment Grade	Not Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and available-for-sale
U.S. government & agency	$537,959	$593	$—	$—	$—	$—	$538,552	6.1%
Non-U.S. government	375,722	568,567	46,510	59,407	5,955	—	1,056,161	12.1%
Corporate	169,098	461,745	2,073,323	1,064,563	105,329	292	3,874,350	44.2%
Municipal	18,303	58,518	12,811	3,419	—	—	93,051	1.1%
Residential mortgage-backed	187,130	4,046	13,154	410	97,140	4,163	306,043	3.5%
Commercial mortgage-backed	210,884	47,233	65,830	57,420	9,822	11,812	403,001	4.6%
Asset-backed	263,152	52,827	117,250	75,577	77,211	471	586,488	6.7%
Total	1,762,248	1,193,529	2,328,878	1,260,796	295,457	16,738	6,857,646	78.3%

Equities
U.S.							90,256	1.0%
International							40,148	0.5%
Total							130,404	1.5%

Other investments
Private equity funds							252,965	2.9%
Fixed income funds							342,166	3.9%
Hedge funds							670,963	7.6%
Equity funds							387,490	4.4%
CLO equities							53,840	0.6%
CLO equity funds							40,864	0.5%
Private credit funds							14,319	0.2%
Call options on equity							4,998	0.1%
Other							728	—%
Total							1,768,333	20.2%

Total investments	$1,762,248	$1,193,529	$2,328,878	$1,260,796	$295,457	$16,738	$8,756,383	100.0%

	December 31, 2017
	Fair Value
	AAA Rated	AA Rated	A Rated	BBB Rated	Non-investment Grade	Not Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and available-for-sale
U.S. government & agency	$556,859	$1,364	$—	$—	$—	$—	$558,223	7.7%
Non-U.S. government	134,619	409,315	79,030	62,964	6,641	—	692,569	9.6%
Corporate	123,059	375,252	1,854,503	932,238	188,237	4,892	3,478,181	48.1%
Municipal	26,313	62,605	12,864	3,575	—	—	105,357	1.5%
Residential mortgage-backed	166,386	7,425	14,204	678	98,997	1,054	288,744	4.0%
Commercial mortgage-backed	222,656	38,176	77,811	59,358	9,555	13,992	421,548	5.8%
Asset-backed	272,784	43,539	68,489	69,116	88,019	—	541,947	7.4%
Total	1,502,676	937,676	2,106,901	1,127,929	391,449	19,938	6,086,569	84.1%

Equities
U.S.							106,363	1.5%
International							240	—%
Total							106,603	1.5%

Other investments
Private equity funds							289,556	4.0%
Fixed income funds							229,999	3.2%
Hedge funds							63,773	0.9%
Equity funds							249,475	3.4%
CLO equities							56,765	0.8%
CLO equity funds							12,840	0.2%
Private credit funds							10,156	0.1%
Other							828	—%
Total							913,392	12.6%

Other investments
Life settlements							131,896	1.8%

Total investments	$1,502,676	$937,676	$2,106,901	$1,127,929	$391,449	$19,938	$7,238,460	100.0%
A description of our investment valuation processes is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 7 - "Fair Value Measurements" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

The following table summarizes the composition of our top ten corporate issuers included within our fixed maturity and short-term investments as at June 30, 2018:

	Fair Value	Average Credit Rating
	(in thousands of U.S. dollars)
Lloyds Banking Group PLC	$98,539	A+
General Electric Co	84,664	A
Apple Inc	81,293	AA+
Wells Fargo & Co	74,709	A
JPMorgan Chase & Co	72,138	A-
Morgan Stanley	59,807	A-
Anheuser-Busch InBev SA/NV	58,721	A-
Bank of America Corp	51,661	A-
HSBC Holdings PLC	51,245	A
Walmart Inc.	43,736	AA
	$676,513

Composition of Funds Held - Directly Managed by Asset Class
The following tables summarize the fair value and composition of our funds held - directly managed portfolio by asset class as at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Fair Value
	AAA Rated	AA Rated	A Rated	BBB Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity investments:
U.S. government & agency	$87,017	$—	$—	$—	$87,017	7.1%
Non-U.S. government	—	3,797	12,162	6,666	22,625	1.8%
Corporate	7,783	25,828	309,495	327,782	672,437	54.7%
Municipal	—	20,725	30,854	7,354	58,933	4.8%
Residential mortgage-backed	59,733	—	—	—	60,260	4.9%
Commercial mortgage-backed	212,766	6,401	1,966	—	221,133	18.0%
Asset-backed	85,027	13,312	—	—	98,339	8.0%
Total	452,326	70,063	354,477	341,802	1,220,744	99.3%
Other assets	—	—	—	—	9,152	0.7%
Total funds held - directly managed	$452,326	$70,063	$354,477	$341,802	$1,229,896	100.0%

	December 31, 2017
	Fair Value
	AAA Rated	AA Rated	A Rated	BBB Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity investments:
U.S. government & agency	$69,850	$—	$—	$—	$69,850	5.9%
Non-U.S. government	—	—	2,926	—	2,926	0.2%
Corporate	7,754	25,418	315,385	346,933	695,490	59.0%
Municipal	—	20,921	30,449	7,560	58,930	5.0%
Residential mortgage-backed	29,439	—	—	—	29,439	2.5%
Commercial mortgage-backed	202,608	6,576	2,002	—	211,186	17.9%
Asset-backed	93,849	3,716	—	—	97,565	8.3%
Total	403,500	56,631	350,762	354,493	1,165,386	98.8%
Other assets	—	—	—	—	14,554	1.2%
Total funds held - directly managed	$403,500	$56,631	$350,762	$354,493	$1,179,940	100.0%
The following table summarizes the composition of our top ten corporate issuers included within our funds held - directly managed as at June 30, 2018:

	Fair Value	Average Credit Rating
	(in thousands of U.S. dollars)
Credit Suisse Group AG	$11,754	BBB+
HSBC Holdings PLC	11,644	A
Wells Fargo & Co	11,530	A
Citigroup Inc	11,304	BBB+
UBS Group AG	11,161	A-
Morgan Stanley	11,150	A-
Verizon Communications Inc	10,904	BBB+
Barclays PLC	9,966	BBB
Bank of America Corp	9,743	A-
Exelon Corp	9,620	BBB+
	$108,776
Eurozone Exposure
As at June 30, 2018 and December 31, 2017, we owned $29.0 million and $26.9 million, respectively, of investments in fixed maturity securities issued by the sovereign governments of Italy, Ireland and Spain.

Investment Results - Consolidated
The following table summarizes our investment results for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
Net investment income:	(in thousands of U.S. dollars, except percentages)
Fixed maturity investments	$48,147	$33,741	$14,406	$92,035	$64,071	$27,964
Short-term investments and cash and cash equivalents	3,096	2,801	295	5,178	5,441	(263)
Funds held	2,754	311	2,443	5,883	350	5,533
Funds held – directly managed	9,588	8,603	985	18,214	15,605	2,609
Investment income from fixed maturities and cash and cash equivalents	63,585	45,456	18,129	121,310	85,467	35,843
Equity securities	1,352	1,137	215	2,842	1,863	979
Other investments	2,962	3,387	(425)	6,276	6,896	(620)
Life settlements and other	1,116	2,687	(1,571)	7,775	9,583	(1,808)
Investment income from equities and other investments	5,430	7,211	(1,781)	16,893	18,342	(1,449)
Gross investment income	69,015	52,667	16,348	138,203	103,809	34,394
Investment expenses	(2,546)	(3,250)	704	(5,415)	(5,653)	238
Net investment income	$66,469	$49,417	$17,052	$132,788	$98,156	$34,632

Net realized gains (losses) on sale:
Net realized gains (losses) on fixed maturity securities	$(3,587)	$167	$(3,754)	$(10,564)	$(736)	$(9,828)
Net realized investment gains on equity securities, trading	2,000	236	1,764	2,903	810	2,093
Net realized investment losses on funds held - directly managed	(1,041)	(289)	(752)	(945)	(4,142)	3,197
Total net realized gains (losses) on sale	(2,628)	114	(2,742)	(8,606)	(4,068)	(4,538)
Net unrealized gains (losses):
Fixed maturity securities, trading	(45,967)	11,226	(57,193)	(146,268)	34,542	(180,810)
Equity securities, trading	487	1,871	(1,384)	4,322	10,557	(6,235)
Other investments	7,791	19,696	(11,905)	(1,871)	43,205	(45,076)
Change in fair value of embedded derivative on funds held – directly managed	(13,044)	17,912	(30,956)	(40,925)	24,840	(65,765)
Change in value of fair value option on funds held - directly managed	(1,057)	1,058	(2,115)	(4,100)	1,320	(5,420)
Total net unrealized gains (losses) on sale	(51,790)	51,763	(103,553)	(188,842)	114,464	(303,306)
Net realized and unrealized gains (losses)	$(54,418)	$51,877	$(106,295)	$(197,448)	$110,396	$(307,844)

Annualized Investment Book Yield
Income from cash and fixed maturities	$254,340	$181,824	$72,516	$242,620	$170,934	$71,686
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	$9,647,345	$8,624,959	$1,022,386	$9,588,259	$8,227,175	$1,361,084
Investment book yield	2.64%	2.11%	0.53%	2.53%	2.08%	0.45%

Financial Statement Portfolio Return
Total financial statement return (2)	$12,051	$101,294	$(89,243)	$(64,660)	$208,552	$(273,212)
Average aggregate invested assets, at fair value (1)	$11,221,100	$9,796,645	$1,424,455	$11,040,649	$9,374,942	$1,665,707
Financial statement portfolio return	0.11%	1.03%	(0.92)%	(0.59)%	2.22%	(2.81)%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.

(2) This is the sum of net investment income and net realized and unrealized gains (losses) from our U.S. GAAP consolidated financial statements.
Net Investment Income:
Three Months Ended June 30: Net investment income increased by $17.1 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to an increase of $1.0 billion in average aggregate fixed maturities and cash and cash equivalents. The increase in average aggregate fixed maturities and cash and cash equivalents was primarily due to the KaylaRe, Zurich, Neon and Novae transactions. The book yield increased by 53 basis points primarily due to higher reinvestment rates, an increase in duration, and portfolio rebalancing.
Net Realized and Unrealized Gains (Losses):
Three Months Ended June 30: Net realized and unrealized losses were $54.4 million for the three months ended June 30, 2018 compared to net realized and unrealized gains of $51.9 million for the three months ended June 30, 2017, a decrease of $106.3 million. Included in net realized and unrealized losses are the following items:

•
net realized losses on sale of investments of $2.6 million for the three months ended June 30, 2018, compared to net realized gains on sale of investments of $0.1 million for the three months ended June 30, 2017, an increase in net realized losses on sale of investments of $2.7 million;

•
net unrealized losses on fixed maturity securities, trading, of $46.0 million for the three months ended June 30, 2018, compared to net unrealized gains of $11.2 million for the three months ended June 30, 2017, a decrease of $57.2 million, primarily driven by lower valuations due to increased sovereign yields and widening of corporate credit spreads in the current period;

•
net unrealized gains on equity securities, trading, of $0.5 million for the three months ended June 30, 2018, compared to net unrealized gains of $1.9 million for the three months ended June 30, 2017, a decrease of $1.4 million, primarily driven by a less favorable movement in equity markets in 2018;

•
increase in fair value of other investments of $7.8 million for the three months ended June 30, 2018, compared to an increase of $19.7 million for the three months ended June 30, 2017, representing a decrease of $11.9 million. The increase for the three months ended June 30, 2018 was primarily comprised of unrealized gains in our hedge funds, private equities, fixed income funds and CLO equities, offset by unrealized losses in our equity funds and call options on equity. The increase for the three months ended June 30, 2017 was primarily comprised of unrealized gains in our equity funds, fixed income funds, hedge funds, private equities and CLO equities; and

•
decrease in fair value of embedded derivative on funds held and decrease in fair value option on funds held of $14.1 million for the three months ended June 30, 2018, compared to an increase of $19.0 million for the three months ended June 30, 2017, representing a decrease of $33.1 million, primarily driven by lower valuations due to increased sovereign yields and widening of corporate credit spreads in the current period.

Net Investment Income:
Six Months Ended June 30: Net investment income increased by $34.6 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to an increase of $1.4 billion in average aggregate fixed maturities and cash and cash equivalents. The increase in average aggregate fixed maturities and cash and cash equivalents was primarily due to the KaylaRe, Zurich, Neon and Novae transactions . The book yield increased by 45 basis points primarily due to higher reinvestment rates, an increase in duration, and portfolio rebalancing.
Net Realized and Unrealized Gains (Losses):
Six Months Ended June 30: Net realized and unrealized losses were $197.4 million for the six months ended June 30, 2018 compared to net realized and unrealized gains of $110.4 million for the six months ended June 30, 2017, a decrease of $307.8 million. Included in net realized and unrealized losses are the following items:

•
net realized losses of $8.6 million for the six months ended June 30, 2018, compared to net realized losses of $4.1 million for the six months ended June 30, 2017, an increase in net realized losses on sale of investments of $4.5 million;

•
net unrealized losses on fixed maturity securities, trading of $146.3 million for the six months ended June 30, 2018, compared to net unrealized gains of $34.5 million for the six months ended June 30, 2017, a decrease of $180.8 million, primarily driven by lower valuations due to increased sovereign yields and widening of corporate credit spreads in the current period;

•
net unrealized gains on equity securities, trading of $4.3 million for the six months ended June 30, 2018, compared to net unrealized gains of $10.6 million for the six months ended June 30, 2017, a decrease of $6.2 million, primarily driven by a less favorable movement in equity markets in 2018;

•
decrease in fair value of other investments of $1.9 million for the six months ended June 30, 2018, compared to an increase in fair value of other investments of $43.2 million for the six months ended June 30, 2017, a decrease of $45.1 million. The decrease for the six months ended June 30, 2018 was primarily comprised of unrealized losses in our private equities, equity funds and call options on equity, offset by unrealized gains in our hedge funds, fixed income funds and CLO equities. The increase for the six months ended June 30, 2017 was primarily comprised of unrealized gains in our equity funds, fixed income funds, hedge funds, private equities and CLO equities; and

•
decrease in fair value of embedded derivative on funds held and decrease in fair value option on funds held of $45.0 million for the six months ended June 30, 2018, compared to an increase of $26.2 million for the six months ended June 30, 2017, representing a decrease of $71.2 million, primarily driven by lower valuations due to increased sovereign yields and widening of corporate credit spreads in the current period.

Investment Results - By Segment
The following tables summarize our investment results by segment for the three and six months ended June 30, 2018 and 2017. These tables have been prepared on a basis consistent with the consolidated table above.

Non-life Run-off

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
Net investment income:	(in thousands of U.S. dollars, except percentages)
Fixed maturity investments	$39,008	$25,875	$13,133	$74,229	$49,461	$24,768
Short-term investments and cash and cash equivalents	2,388	2,241	147	3,949	4,460	(511)
Funds held	2,754	311	2,443	5,883	350	5,533
Funds held – directly managed	9,588	8,603	985	18,214	15,605	2,609
Investment income from fixed maturities and cash and cash equivalents	53,738	37,030	16,708	102,275	69,876	32,399
Equity securities	1,057	1,098	(41)	2,260	1,803	457
Other investments	2,908	3,343	(435)	6,064	6,803	(739)
Other	1,462	623	839	2,019	1,111	908
Investment income from equities and other investments	5,427	5,064	363	10,343	9,717	626
Gross investment income	59,165	42,094	17,071	112,618	79,593	33,025
Investment expenses	(1,874)	(2,522)	648	(3,676)	(4,292)	616
Net investment income	$57,291	$39,572	$17,719	$108,942	$75,301	$33,641

Net realized gains (losses) on sale:
Net realized gains (losses) on fixed maturity securities	$(2,154)	$784	$(2,938)	$(7,872)	$1,537	$(9,409)
Net realized investment gains on equity securities, trading	1,607	233	1,374	2,395	752	1,643
Net realized investment losses on funds held - directly managed	(1,041)	(289)	(752)	(945)	(4,142)	3,197
Total net realized gains (losses) on sale	(1,588)	728	(2,316)	(6,422)	(1,853)	(4,569)
Net unrealized gains (losses):
Fixed maturity securities, trading	(41,883)	5,638	(47,521)	(127,863)	25,685	(153,548)
Equity securities, trading	349	1,676	(1,327)	(219)	10,029	(10,248)
Other investments	11,196	23,544	(12,348)	7,206	42,093	(34,887)
Change in fair value of embedded derivative on funds held – directly managed	(13,044)	17,912	(30,956)	(40,925)	24,840	(65,765)
Change in value of fair value option on funds held - directly managed	(1,057)	1,058	(2,115)	(4,100)	1,320	(5,420)
Total net unrealized gains (losses)	(44,439)	49,828	(94,267)	(165,901)	103,967	(269,868)
Net realized and unrealized gains (losses)	$(46,027)	$50,556	$(96,583)	$(172,323)	$102,114	$(274,437)

Annualized Investment Book Yield
Income from cash and fixed maturities	$214,952	$148,120	$66,832	$204,550	$139,752	$64,798
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	$7,705,200	$6,721,651	$983,549	$7,663,113	$6,302,703	$1,360,410
Investment book yield	2.79%	2.20%	0.59%	2.67%	2.22%	0.45%

Financial Statement Portfolio Return
Total financial statement return (2)	$11,264	$90,128	$(78,864)	$(63,381)	$177,415	$(240,796)
Average aggregate invested assets, at fair value (1)	$9,057,471	$7,578,398	$1,479,073	$8,845,288	$7,145,920	$1,699,368
Financial statement portfolio return	0.12%	1.19%	(1.07)%	(0.72)%	2.48%	(3.20)%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
(2) This is the sum of net investment income and net realized and unrealized gains (losses) from our U.S. GAAP consolidated financial statements.
Net Investment Income:

Three Months Ended June 30: Net investment income increased by $17.7 million during 2018, primarily due to a $16.7 million increase in net investment income from fixed maturities and cash and cash equivalents, principally driven by an increase of $1.0 billion in our average aggregate fixed maturities and cash and cash equivalents. The increase in average aggregate fixed maturities and cash and cash equivalents was primarily due to the transactions with KaylaRe, Zurich, Neon and Novae. The book yield increased by 59 basis points primarily due to higher reinvestment rates, an increase in duration, and portfolio rebalancing.
Net Realized and Unrealized Gains (Losses):
Three Months Ended June 30: The decrease of $96.6 million in net realized and unrealized gains (losses) was comprised of:

•	net realized losses on sale of $1.6 million in 2018, compared to net realized gains of $0.7 million in 2017, an increase in net realized losses on sale of $2.3 million;

•
net unrealized losses on fixed maturity securities, trading, of $41.9 million in 2018, compared to net unrealized gains of $5.6 million in 2017, a decrease of $47.5 million, primarily driven by lower valuations due to increased sovereign yields and widening of corporate credit spreads in the current period;

•
net unrealized gains on equity securities, trading, of $0.3 million in 2018, compared to net unrealized gains of $1.7 million in 2017, a decrease of $1.3 million, primarily driven by a less favorable movement in equity markets in 2018;

•
increase in fair value of other investments of $11.2 million in 2018, compared to an increase of $23.5 million in 2017, representing a decrease of $12.3 million. The increase for the three months ended June 30, 2018 was primarily comprised of unrealized gains in our hedge funds, private equities, fixed income funds and CLO equities, offset by unrealized losses in our equity funds and call options on equity. The increase for the three months ended June 30, 2017 was primarily comprised of unrealized gains in our equity funds, fixed income funds, hedge funds, private equities and CLO equities; and

•
decrease in fair value of embedded derivative on funds held and decrease in fair value option on funds held of $14.1 million in 2018, compared to an increase of $19.0 million in 2017, representing a decrease of $33.1 million, primarily driven by lower valuations due to increased sovereign yields and widening of corporate credit spreads in the current period.

Net Investment Income:
Six Months Ended June 30: Net investment income increased by $33.6 million during 2018, primarily due to a $32.4 million increase in net investment income from fixed maturities and cash and cash equivalents, principally driven by an increase of $1.4 billion in our average fixed maturities and cash and cash equivalents. The increase in average aggregate fixed maturities and cash and cash equivalents was primarily due to the transactions with KaylaRe, Zurich, Neon and Novae. The book yield increased by 45 basis points primarily due to higher reinvestment rates, an increase in duration, and portfolio rebalancing.
Net Realized and Unrealized Gains (Losses):
Six Months Ended June 30: Net realized and unrealized losses were $172.3 million in 2018 compared to $102.1 million unrealized gains in 2017, a decrease of $274.4 million. Included in net realized and unrealized gains are the following items:

•	net realized losses of $6.4 million in 2018, compared to net realized losses of $1.9 million in 2017, an increase in realized losses of $4.6 million;

•
net unrealized losses on fixed maturity securities, trading, of $127.9 million in 2018, compared to net unrealized gains of $25.7 million in 2017, a decrease of $153.5 million, primarily driven by lower valuations due to increased sovereign yields and widening of corporate credit spreads in the current period;

•
net unrealized losses on equity securities, trading of $0.2 million in 2018, compared to net unrealized gains of $10.0 million in 2017, a decrease of $10.2 million, primarily driven by a less favorable movement in equity markets in 2018;

•
increase in fair value of other investments of $7.2 million in 2018, compared to an increase in fair value of other investments of $42.1 million in 2017, representing a decrease of $34.9 million. The increase for the six months ended June 30, 2018 was primarily comprised of unrealized gains in our hedge funds, private equities, fixed income funds and CLO equities, offset by unrealized losses in our equity funds and call options on equity. The increase for the six months ended June 30, 2017 was primarily comprised of unrealized gains in our equity funds, fixed income funds, hedge funds, private equities and CLO equities; and

•
decrease in fair value of embedded derivative on funds held and decrease in fair value option on funds held of $45.0 million in 2018, compared to an increase of $26.2 million in 2017, representing a decrease of $71.2 million, primarily driven by lower valuations due to increased sovereign yields and widening of corporate credit spreads in the current period.

Atrium

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
Net investment income:	(in thousands of U.S. dollars, except percentages)
Fixed maturity investments	$967	$685	$282	$1,920	$1,330	$590
Short-term investments and cash and cash equivalents	119	128	(9)	226	204	22
Investment income from fixed maturities and cash and cash equivalents	1,086	813	273	2,146	1,534	612
Equity securities	17	9	8	30	11	19
Other	261	109	152	429	571	(142)
Investment income from equities and other investments	278	118	160	459	582	(123)
Gross investment income	1,364	931	433	2,605	2,116	489
Investment expenses	(79)	(70)	(9)	(135)	(131)	(4)
Net investment income	$1,285	$861	$424	$2,470	$1,985	$485

Net realized gains (losses) on sale:
Net realized gains (losses) on fixed maturity securities	$(81)	$(64)	$(17)	$(248)	$19	$(267)
Net realized investment gains on equity securities, trading	110	10	100	143	16	127
Total net realized gains (losses) on sale	29	(54)	83	(105)	35	(140)
Net unrealized gains (losses):
Fixed maturity securities, trading	(575)	107	(682)	(1,708)	258	(1,966)
Equity securities, trading	(25)	67	(92)	(98)	104	(202)
Other investments	(109)	354	(463)	(172)	495	(667)
Total net unrealized gains (losses)	(709)	528	(1,237)	(1,978)	857	(2,835)
Net realized and unrealized gains (losses)	$(680)	$474	$(1,154)	$(2,083)	$892	$(2,975)

Annualized Investment Book Yield
Income from cash and fixed maturities	$4,344	$3,252	$1,092	$4,292	$3,068	$1,224
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	$264,285	$263,444	$841	$265,005	$270,340	$(5,335)
Investment book yield	1.64%	1.23%	0.41%	1.62%	1.13%	0.49%

Financial Statement Portfolio Return
Total financial statement return (2)	$605	$1,335	$(730)	$387	$2,877	$(2,490)
Average aggregate invested assets, at fair value(1)	$271,535	$269,619	$1,916	$272,924	$272,907	$17
Financial statement portfolio return	0.22%	0.50%	(0.28)%	0.14%	1.05%	(0.91)%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
(2) This is the sum of net investment income and net realized and unrealized gains (losses) from our U.S. GAAP consolidated financial statements.
Three and Six Months Ended June 30: Atrium's net investment income was relatively consistent for the three and six months ended June 30, 2018 and June 30, 2017. Investment results improved due to higher reinvestment rates and an increase in duration. Net realized and unrealized gains (losses) decreased by $1.2 million in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily driven by lower valuations due to the impact of increased sovereign yields and widening of corporate credit spreads in the current period.

StarStone

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
Net investment income:	(in thousands of U.S. dollars, except percentages)
Fixed maturity investments	$7,826	$6,742	$1,084	$15,190	$12,412	$2,778
Short-term investments and cash and cash equivalents	552	403	149	946	680	266
Investment income from fixed maturities and cash and cash equivalents	8,378	7,145	1,233	16,136	13,092	3,044
Equity securities	279	30	249	553	49	504
Other investments	—	—	—	—	35	(35)
Other	629	631	(2)	1,251	595	656
Investment income from equities and other investments	908	661	247	1,804	679	1,125
Gross investment income	9,286	7,806	1,480	17,940	13,771	4,169
Investment expenses	(541)	(617)	76	(1,494)	(1,133)	(361)
Net investment income	$8,745	$7,189	$1,556	$16,446	$12,638	$3,808

Net realized gains (losses) on sale:
Net realized investment losses on fixed maturity securities	$(1,353)	$(569)	$(784)	$(2,450)	$(2,382)	$(68)
Net realized investment gains (losses) on equity securities, trading	282	(7)	289	365	42	323
Total net realized losses on sale	(1,071)	(576)	(495)	(2,085)	(2,340)	255
Net unrealized gains (losses):
Fixed maturity securities, trading	(3,508)	5,697	(9,205)	(16,696)	8,957	(25,653)
Equity securities, trading	163	128	35	4,639	424	4,215
Other investments	1,235	1,960	(725)	(1,997)	6,867	(8,864)
Total net unrealized gains (losses)	(2,110)	7,785	(9,895)	(14,054)	16,248	(30,302)
Net realized and unrealized gains (losses)	$(3,181)	$7,209	$(10,390)	$(16,139)	$13,908	$(30,047)

Annualized Investment Book Yield
Income from cash and fixed maturities	$33,512	$28,580	$4,932	$32,272	$26,184	$6,088
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	$1,508,392	$1,471,113	$37,279	$1,498,057	$1,478,547	$19,510
Investment book yield	2.22%	1.94%	0.28%	2.15%	1.77%	0.38%

Financial Statement Portfolio Return
Total financial statement return (2)	$5,564	$14,398	$(8,834)	$307	$26,546	$(26,239)
Average aggregate invested assets, at fair value(1)	$1,645,952	$1,638,690	$7,262	$1,650,335	$1,640,898	$9,437
Financial statement portfolio return	0.34%	0.88%	(0.54)%	0.02%	1.62%	(1.60)%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
2) This is the sum of net investment income and net realized and unrealized gains (losses) from our U.S. GAAP consolidated financial statements.
Net Investment Income:
Three Months Ended June 30: Net investment income increased by $1.6 million during 2018, primarily due to a $1.2 million increase in net investment income from fixed maturities and cash and cash equivalents. The book yield increased by 28 basis points primarily due to higher reinvestment rates and an increase in duration.
Net Realized and Unrealized Gains (Losses):
Three Months Ended June 30: The decrease in net realized and unrealized gains (losses) of $10.4 million was primarily comprised of:

•
net unrealized losses on fixed maturities, trading, of $3.5 million in 2018, compared to net unrealized gains of $5.7 million in 2017, a decrease of $9.2 million, driven by lower valuations due to increased sovereign yields and widening of corporate credit spreads in the current period; and

•
increase in fair value of other investments of $1.2 million in 2018, compared to an increase of $2.0 million in 2017, representing a decrease of $0.7 million. The increase for the three months ended June 30, 2018 was primarily comprised of unrealized gains in our private equities, fixed income funds, partially offset unrealized losses in equity funds. The increase for the three months ended June 30, 2017 was primarily comprised of unrealized gains in our private equities, fixed income funds and equity funds.

Net Investment Income:
Six Months Ended June 30: Net investment income increased by $3.8 million during 2018, primarily due to a $3.0 million increase in net investment income from fixed maturities and cash and cash equivalents. The book yield increased by 38 basis points primarily due to higher reinvestment rates and an increase in duration.
Net Realized and Unrealized Gains (Losses):
Six Months Ended June 30: The decrease in net realized and unrealized gains (losses) of $30.0 million was primarily comprised of:

•
net unrealized losses on fixed maturities, trading, of $16.7 million in 2018, compared to net unrealized gains of $9.0 million in 2017, a decrease of $25.7 million, driven by lower valuations due to increased sovereign yields and widening of corporate credit spreads in the current period;

•
net unrealized gains on equities, trading, of $4.6 million in 2018, compared to net realized gains of $0.4 million in 2017, an increase of $4.2 million, primarily driven by a more favorable movement equity markets in 2018; and

•
decrease in fair value of other investments of $2.0 million in 2018, compared to an increase of $6.9 million in 2017, a decrease of $8.9 million.The decrease for the six months ended June 30, 2018 was primarily comprised of unrealized losses in our private equities and equity fund, offset by unrealized gains in our fixed income funds. The increase for the six months ended June 30, 2017 was primarily comprised of unrealized gains in our fixed income funds, equity funds and private equities.

Other Activities

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
	(in thousands of U.S. dollars)
Net investment income	$(852)	$1,795	$(2,647)	$4,930	$8,232	$(3,302)
Net realized and unrealized losses	(4,530)	(6,362)	1,832	(6,903)	(6,518)	(385)

Financial Statement Portfolio Return
Total financial statement return (1)	(5,382)	(4,567)	(815)	(1,973)	1,714	(3,687)
Average aggregate invested assets, at fair value (2)	246,142	309,938	(63,796)	272,102	315,217	(43,115)
Financial statement portfolio return	(2.19)%	(1.47)%	(0.72)%	(0.73)%	0.54%	(1.27)%
(1) This is the sum of net investment income and net realized and unrealized gains (losses) from our U.S. GAAP consolidated financial statements.
(2) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
Three and Six Months Ended June 30: Net investment income decreased by $2.6 million and $3.3 million during the three and six months ended June 30, 2018, respectively, due to a decrease in earnings from life settlements. Net realized and unrealized losses decreased by $1.8 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to impairment charges of $4.4 million on our life settlements portfolio in 2018 and were relatively consistent during the six months ended June 30, 2018.

Liquidity and Capital Resources
Overview
Enstar aims to generate cash flows from our insurance operations and investments, preserve sufficient capital for future acquisitions, and develop relationships with lenders who provide borrowing capacity at competitive rates.
Our capital resources as at June 30, 2018 included total shareholders' equity of $3.9 billion, redeemable noncontrolling interest of $471.1 million classified as temporary equity, and debt obligations of $439.6 million. The redeemable noncontrolling interest may be settled in the future in cash or Enstar ordinary shares, at our option. Based on our current loss reserves position, our portfolios of in-force insurance and reinsurance business, and our investment positions, we believe we are well capitalized.
The following table details our capital position as at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017	Change
	(in thousands of U.S. dollars)
Ordinary shareholders' equity	$3,517,421	$3,136,684	$380,737
Preferred shares (liquidation value)	400,000	—	400,000
Total Enstar Group Limited Shareholders' Equity (A)	3,917,421	3,136,684	780,737
Noncontrolling interest	9,727	9,264	463
Total Shareholders' Equity (B)	3,927,148	3,145,948	781,200

Senior notes	347,715	347,516	199
Revolving credit facility	91,895	225,110	(133,215)
Term loan facility	—	74,063	(74,063)
Total debt (C)	439,610	646,689	(207,079)

Redeemable noncontrolling interest (D)	471,093	479,606	(8,513)

Total capitalization = (B) + (C)+ (D)	$4,837,851	$4,272,243	$565,608

Total capitalization available to Enstar = (A) + (C)	$4,357,031	$3,783,373	$573,658

Debt to total capitalization	9.1%	15.1%	(6.0)%
Debt and preferred shares to total capitalization	17.4%	15.1%	2.3%

Debt to total capitalization available to Enstar	10.1%	17.1%	(7.0)%
Debt and preferred shares to total capitalization available to Enstar	19.3%	17.1%	2.2%
As at June 30, 2018, we had $819.7 million of cash and cash equivalents, excluding restricted cash that supports insurance operations, and included in this amount was $578.3 million held by foreign subsidiaries outside of Bermuda. Based on our group's current corporate structure with a Bermuda domiciled parent company and the jurisdictions in which we operate, if the cash and cash equivalents held by our foreign subsidiaries were to be distributed to us, as dividends or otherwise, such amounts would not be subject to incremental income taxes, however in certain circumstances withholding taxes may be imposed by some jurisdictions, including the United States. Based on existing tax laws, regulations and our current intentions, there was no accrual as at June 30, 2018 for any material withholding taxes on dividends or other distributions, as described in Note 19 - "Taxation" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

Dividends
Enstar has not historically declared a dividend on its ordinary shares. We retain earnings and utilize distributions from our subsidiaries to invest in our business strategies. We do not currently expect to pay any dividends on our ordinary shares. On June 28, 2018, we issued 16,000 Series D Preferred Shares with an aggregate liquidation value of $400.0 million. The dividends on the Series D Preferred Shares are non-cumulative and may be paid quarterly in arrears on the first day of March, June, September and December of each year, only when, as and if declared. Any payment of dividends must be approved by our Board of Directors. Our ability to pay dividends is subject to certain restrictions, as described in Note 22 - "Dividend Restrictions and Statutory Financial Information" in the notes to our consolidated financial statements included within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017.
On July 31, 2018 our Board of Directors declared cash dividends of $320.83 per Series D Preferred share (equivalent to $0.32083 per depositary share), payable on September 1, 2018 to shareholders of record on August 15, 2018.
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
On June 28, 2018, we issued 16,000 Series D Preferred Shares with an aggregate liquidation value of $400.0 million. The net proceeds from the Series D Preferred Shares were used to repay a portion of amounts outstanding under our revolving credit facility, and fully repay our term loan facility.
As we are a holding company and have no substantial operations of our own, our assets consist primarily of investments in subsidiaries and our loans and advances to subsidiaries. Dividends from our insurance subsidiaries are restricted by insurance regulation.
Operating Company Liquidity
The ability to pay dividends and make other distributions is limited by the applicable laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries operate, including Bermuda, the United Kingdom, the United States, Australia and Continental Europe, which subject these subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, certain of our insurance and reinsurance subsidiaries to maintain minimum capital resources requirements and limit the amount of dividends and other payments that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments. For more information on these laws and regulations, see "Item 1. Business - Regulation" in our Annual Report on Form 10-K for the year ended December 31, 2017. As of June 30, 2018, all of our insurance and reinsurance subsidiaries’ capital resources levels were in excess of the minimum levels required. The ability of our subsidiaries to pay dividends is subject to certain restrictions, as described in Note 22 - "Dividend Restrictions and Statutory Financial Information" in the notes to our consolidated financial statements included within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017. Variability in ultimate loss payments may also result in increased liquidity requirements for our subsidiaries.
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
Cash Flows
The following table summarizes our consolidated cash flows provided by (used in) operating, investing and financing activities for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands of U.S. dollars)
Cash provided by (used in):
Operating activities	$(112,550)	$(262,549)	$149,999
Investing activities	(105,001)	121,196	(226,197)
Financing activities	185,538	(66,858)	252,396
Effect of exchange rate changes on cash	2,770	636	2,134
Net decrease in cash and cash equivalents	(29,243)	(207,575)	178,332
Cash and cash equivalents, beginning of period	1,212,836	1,318,645	(105,809)
Change in cash of businesses held-for sale	—	(6,319)	6,319
Cash and cash equivalents, end of period	$1,183,593	$1,104,751	$72,523
Details of our consolidated cash flows are included in "Item 1. Financial Statements - Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017."
2018 versus 2017: Cash and cash equivalents decreased by $29.2 million during the six months ended June 30, 2018 compared with a decrease of $207.6 million during the six months ended June 30, 2017.
For the six months ended June 30, 2018, cash and cash equivalents decreased by $29.2 million, as cash used in operating activities of $112.6 million and cash used in investing activities of $105.0 million, was partially offset by cash provided by financing activities of $185.5 million. Cash used in operations is largely a result of net paid losses in our Non-Life Run-off segment. Cash used in investing activities for the six months ended June 30, 2018 primarily related to the net subscriptions of other investments of $137.7 million. Cash provided by financing activities for the six months ended June 30, 2018 was primarily attributable to the net proceeds from the issuance of the Series D Preferred Shares of $389.5 million, partially offset by net repayment of loans of $204.0 million. In addition, we are also continuously seeking to deploy surplus operating cash into our investing activities.

For the six months ended June 30, 2017, cash and cash equivalents decreased by $207.6 million, as cash used in operating and financing activities of $262.5 million and $66.9 million, respectively, was partially offset by cash provided by investing activities of $121.2 million. Cash used in operations is largely a result of the timing of loss payments across all of our segments. Cash used in financing activities for the six months ended June 30, 2017 related primarily to the repayment of the remaining principal on the Sussex term loan ("Sussex Facility"). Dividends of $27.5 million were also paid to redeemable noncontrolling interests during the six months ended June 30, 2017. In addition, during the six months ended June 30, 2017, we raised $347.1 million of proceeds, net of issuance costs from the public offering of Senior Notes, and those proceeds were used to repay a portion of our revolving credit facility and to repay a portion of the Sussex Facility. Cash provided by investing activities for the six months ended June 30, 2017 primarily related to the net redemptions of other investments of $85.1 million.

Investments and Cash and Cash Equivalents
As at June 30, 2018 and December 31, 2017, we had total cash and cash equivalents, restricted cash and cash equivalents and investments of $9.9 billion and $8.4 billion, respectively. The increase is primarily related to the KaylaRe, Zurich, Neon and Novae transactions.
For information regarding our investments strategy, portfolio and results, refer to "Investable Assets" above.
Reinsurance Balances Recoverable
As at June 30, 2018 and December 31, 2017, we had reinsurance balances recoverable of $1,994.8 million and $2,021.0 million, respectively.

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
For further information regarding our reinsurance balances recoverable, refer to Note 9 - "Reinsurance Balances Recoverable" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Funds Held
As at each of June 30, 2018 and December 31, 2017, we had funds held - directly managed of $1.2 billion. For further information regarding our funds held - directly managed, refer to Note 6 - "Funds Held - Directly Managed" in the notes to our condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
In addition, as at June 30, 2018 and December 31, 2017, we had funds held by reinsured companies of $259.4 million and $175.4 million, respectively, which are carried at cost with a fixed crediting rate.

For information regarding credit risk, refer to "Item 3. Quantitative and Qualitative Disclosures About Market Risk - Credit Risk - Funds Held" of this Quarterly Report on Form 10-Q.

Debt Obligations
We utilize debt financing and loan facilities primarily for acquisitions, significant new business and, from time to time, for general corporate purposes. For information regarding our debt arrangements, including our loan covenants, refer to Note 14 - "Debt Obligations" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. Our debt obligations as at June 30, 2018 and December 31, 2017 were $439.6 million and $646.7 million, respectively.
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
Our main facility is the Enstar Group Limited Revolving Credit Facility (the "EGL Revolving Credit Facility"), which originated on September 16, 2014 for a five-year term, and was most recently amended on March 20, 2017. This facility is among Enstar Group Limited and certain of our subsidiaries, as borrowers and as guarantors, and various financial institutions. Effective July 17, 2018, we reduced the facility size to permit borrowings up to an aggregate of $600.0 million. The individual outstanding loans under the facility are short-term loans with an interest rate of LIBOR plus a margin and utilization fee as set forth in the credit facility agreement.

As at June 30, 2018 and December 31, 2017, there were borrowings of €60.0 million ($70.1 million) and €50.0 million ($60.1 million), respectively, under the EGL Revolving Credit Facility that were designated as non-derivative hedges of our net investment in certain subsidiaries whose functional currency is denominated in Euros. Refer to Note 9 - "Derivative and Hedging Instruments" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for further information on our non-derivative hedges.
As at June 30, 2018, there was $739.4 million of available unutilized capacity under the EGL Revolving Credit Facility. Subsequent to June 30, 2018 we reduced the maximum borrowing capacity to $600.0 million, and we also repaid $13.9 million, bringing unutilized capacity under this facility to $522.0 million.
We also had a three-year unsecured term loan (the "EGL Term Loan Facility") that was originated on November 18, 2016. As at December 31, 2017, the outstanding principal under this facility was $74.1 million. Following the issuance of the Series D Preferred Shares in the second quarter of 2018, a portion of the proceeds were used to fully repay this facility and the facility was subsequently terminated.
In June 2017, we repaid the outstanding principal on a four-year term loan we had entered into in connection with our acquisition of Sussex, and the facility was terminated.

Contractual Obligations
The following table summarizes, as at June 30, 2018, our future payments under contractual obligations and estimated payments for losses and LAE and policy benefits by expected payment date and updates the table on page 86 of our Annual Report on Form 10-K for the year ended December 31, 2017. The table excludes short-term liabilities and includes only obligations that are expected to be settled in cash.

	Total	Less than 1 Year	1 - 3 years	3 - 5 years	6 - 10 years	More than 10 Years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and LAE (1)
Asbestos	$1,744.9	$95.1	$184.0	$172.9	$313.0	$979.9
Environmental	185.3	25.6	44.2	34.1	41.3	40.1
General Casualty	868.9	183.1	236.3	141.1	138.4	170.0
Workers' compensation/personal accident	2,165.0	224.5	358.8	274.0	391.3	916.5
Marine, aviation and transit	407.1	82.3	112.8	65.4	73.4	73.3
Construction defect	155.6	28.9	47.9	35.5	31.9	11.4
Professional indemnity/ Directors & Officers	976.8	213.5	295.2	172.8	164.2	131.2
Other	1,082.0	262.0	300.4	153.6	142.3	223.8
Total Non-Life Run-off	7,585.7	1,115.0	1,579.5	1,049.3	1,295.8	2,546.1
Atrium	228.9	71.7	97.0	37.6	18.7	3.9
StarStone	1,348.9	509.1	510.1	195.9	127.1	6.7
Estimated gross reserves for losses and LAE (1)	9,163.5	1,695.9	2,186.6	1,282.7	1,441.6	2,556.7

Policy benefits for life and annuity contracts (2)	127.0	5.7	12.3	11.2	30.0	67.8
Operating lease obligations	62.6	11.3	18.9	12.8	17.9	1.7
Investing Activities
Investment commitments to private equity funds	200.0	89.3	88.1	22.6	—	—
Financing Activities
Loan repayments (including estimated interest payments)	513.6	22.9	124.9	365.8	—	—
Total	$10,066.6	$1,825.1	$2,430.8	$1,695.1	$1,489.5	$2,626.2

(1)
The reserves for losses and LAE represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above. The amounts in the above table represent our estimates of known liabilities as of June 30, 2018 and do not take into account corresponding reinsurance balance recoverable amounts that would be due to us. Furthermore, certain of the reserves included in the audited consolidated financial statements as of June 30, 2018 were acquired by us and initially recorded at fair value with subsequent amortization, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.

(2)
Policy benefits for life and annuity contracts recorded in our audited consolidated balance sheet as at June 30, 2018 of $109.0 million are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

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

For additional information relating to our commitments and contingencies, see Note 21 - "Commitments and Contingencies" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Subsequent to June 30, 2018 we committed to a $200.0 million equity investment in AmTrust. Refer to Note 20 - "Related Party Transactions" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Form 10-Q.
Off-Balance Sheet Arrangements
At June 30, 2018, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.
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
The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, in our fixed maturity and short-term investments portfolio classified as trading and available-for-sale as at June 30, 2018 and December 31, 2017:

	Interest Rate Shift in Basis Points
As at June 30, 2018	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$7,228	$7,040	$6,858	$6,676	$6,504
Market Value Change from Base	5.4%	2.7%	—	(2.7)%	(5.2)%
Change in Unrealized Value	$370	$182	$—	$(182)	$(354)

As at December 31, 2017	-100	-50	—	+50	+100
Total Market Value	$6,438	$6,261	$6,087	$5,919	$5,760
Market Value Change from Base	5.8%	2.9%	—	(2.8)%	(5.4)%
Change in Unrealized Value	$351	$174	$—	$(168)	$(327)
The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, in our funds held - directly managed portfolio as at June 30, 2018 and December 31, 2017:

	Interest Rate Shift in Basis Points
As at June 30, 2018	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$1,313	$1,270	$1,230	$1,192	$1,157
Market Value Change from Base	6.7%	3.3%	—	(3.1)%	(5.9)%
Change in Unrealized Value	$83	$40	$—	$(38)	$(73)

As at December 31, 2017	-100	-50	—	+50	+100
Total Market Value	$1,247	$1,205	$1,165	$1,128	$1,092
Market Value Change from Base	7.0%	3.4%	—	(3.2)%	(6.3)%
Change in Unrealized Value	$82	$40	$—	$(37)	$(73)

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
Fixed Maturity and Short-Term Investments
As a holder of $6.9 billion of fixed maturity and short-term investments, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity investments of short-to-medium duration and mutual funds. A table of credit ratings for our fixed maturity and short-term investments is in Note 5 - "Investments" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we do not believe we have significant concentrations of credit risk. A summary of our fixed maturity and short-term investments by credit rating as at June 30, 2018 and December 31, 2017 is as follows:

Credit rating	As at June 30, 2018	As at December 31, 2017	Change
AAA	25.7%	24.7%	1.0%
AA	17.4%	15.4%	2.0%
A	34.0%	34.6%	(0.6)%
BBB	18.4%	18.6%	(0.2)%
Non-investment grade	4.3%	6.4%	(2.1)%
Not rated	0.2%	0.3%	(0.1)%
Total	100.0%	100.0%

Average credit rating	A+	A+
Reinsurance Balances Recoverable
We have exposure to credit risk as it relates to our reinsurance balances recoverable. Our insurance subsidiaries remain liable to the extent that retrocessionaires do not meet their contractual obligations and, therefore, we evaluate and monitor concentration of credit risk among our reinsurers. A discussion of our reinsurance balances recoverable is in Note 9 - "Reinsurance Balances Recoverable" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Funds Held

Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds balance is credited with investment income and losses payable are deducted. We are subject to credit risk if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due. Our funds held are shown under two categories on the consolidated balance sheets, where funds held upon which we receive the underlying portfolio economics are shown as "Funds held - directly managed", and funds held where we receive a fixed crediting rate are shown as "Funds held by reinsured companies". Both types of funds held are subject to credit risk. We routinely monitor the creditworthiness of reinsured companies with whom we have funds held arrangements. As at June 30, 2018, we have a significant concentration of $1,051.3 million to one reinsured company which has financial strength credit ratings of A+ from A.M. Best and AA from Standard & Poor's.

Equity Price Risk
Our portfolio of equity investments, including the equity funds and call options on equities included in other investments and other assets (collectively, "equities at risk"), has exposure to equity price risk, which is the risk of potential loss in fair value resulting from adverse changes in stock prices. Our global equity portfolio is correlated with a blend of the S&P 500 and MSCI World indices, and changes in this blend of indices would approximate the impact on our portfolio. The fair value of our equities at risk at June 30, 2018 was approximately $775.9 million (December 31, 2017: $645.6 million). At June 30, 2018, the impact of a 10% decline in the overall market prices of our equities at risk would be approximately $77.6 million (December 31, 2017: $64.6 million), on a pre-tax basis.

	June 30, 2018	December 31, 2017	Change
	(in millions of U.S. dollars)
Equities — U.S.	$90.3	$106.4	$(16.1)
Equities — International	40.1	0.2	39.9
Private equities funds	253.0	289.6	(36.6)
Equity Funds	387.5	249.5	138.0
Call options on equity	5.0	—	5.0
Fair value of equities at risk	$775.9	$645.7	$130.2

Impact of 10% decline in fair value	$77.6	$64.6	$13.0
In addition to the above, at June 30, 2018 we also have investments of $671.0 million (December 31, 2017: $63.8 million) in hedge funds, included within our other investments, at fair value, that have exposure, amongst other items to equity price risk.
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
We have exposure to foreign currency risk through our ownership of European, British and Australian subsidiaries whose functional currencies are the Euro, British pound and Australian dollar, respectively. The foreign exchange gain or loss resulting from the translation of their financial statements from functional currency into U.S. dollars is recorded in the currency translation adjustment account, which is a component of accumulated other comprehensive income (loss) in shareholders’ equity. During the six months ended June 30, 2018, we increased our borrowing of Euros under the EGL Revolving Credit Facility from €50 million to €60 million, to hedge the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currency is denominated in Euros. During the six months ended June 30, 2018, we utilized forward exchange contracts to hedge the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currencies are denominated in Australian dollars. The loan and the forward contracts are discussed in Note 14 - "Debt Obligations" and Note 8 - "Derivative and Hedging Instruments", respectively, in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report. We utilized hedge accounting to record the foreign exchange gain or loss on these instruments in the currency translation account.

In addition, we also have exposure to foreign currency risk through our investment and run-off portfolios and from time to time, we may utilize foreign currency forward contracts to hedge these foreign currency exposures in British pounds, Canadian dollars and Euros, which were not designated for hedge accounting.
The table below summarizes our net exposures to foreign currencies as at June 30, 2018 and December 31, 2017:

As at June 30, 2018	GBP	EUR	AUD	CAD	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$5.4	$(4.0)	$7.7	$(3.8)	$(1.4)	$3.9

Pre-tax impact of a 10% movement of the U.S. dollar(1)	$0.5	$(0.4)	$0.8	$(0.4)	$(0.1)	$0.4

As at December 31, 2017	GBP	EUR	AUD	CAD	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$7.0	$11.0	$(2.1)	$(3.4)	$3.7	$16.2

Pre-tax impact of a 10% movement of the U.S. dollar(1)	$0.7	$1.1	$(0.2)	$(0.3)	$0.4	$1.6

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as at June 30, 2018. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of legal proceedings, see Note 21 - "Commitments and Contingencies" in the notes to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Our results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. The risk factors identified therein have not materially changed.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about ordinary shares acquired by the Company during the three months ended June 30, 2018, which were shares withheld from employees in order to facilitate the payment of withholding taxes on restricted shares. The Company does not have a share repurchase program.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Program
April 1, 2018 - April 30, 2018	—	$—	—	—
May 1, 2018 - May 31, 2018	—	$—	—	—
June 1, 2018 - June 30, 2018	—	$—	—	—
Total	—		—	—

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

3.4
Certificate of Designations of 7.00% fixed-to-floating rate perpetual non-cumulative preference shares, Series D (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 27, 2018).

4.1
Deposit Agreement, dated June 27, 2018 between the Company, American Stock Transfer & Trust Company, LLC and the holders from time to time of the Depositary Receipts (incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed on June 27, 2018).

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
________________________________
*     filed herewith
** furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 1, 2018.

ENSTAR GROUP LIMITED

By:	/S/ GUY BOWKER
Guy Bowker Chief Financial Officer, Authorized Signatory, Principal Financial Officer and Principal Accounting Officer