Form 10-Q
period 2018-09-30
Enstar Group LTD
filed 2018-11-08
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As at November 5, 2018, the registrant had outstanding 17,951,076 voting ordinary shares and 3,509,682 non-voting convertible ordinary shares, each par value $1.00 per share.

Enstar Group Limited
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2018

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2018 (unaudited) and December 31, 2017

	September 30, 2018	December 31, 2017
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$231,950	$180,211
Fixed maturities, trading, at fair value	6,313,330	5,696,073
Fixed maturities, available-for-sale, at fair value (amortized cost: 2018 — $163,696; 2017 — $208,097)	163,144	210,285
Equities, trading, at fair value	130,314	106,603
Other investments, at fair value	2,036,430	913,392
Other investments, at cost	—	125,621
Total investments (Note 5 and Note 7)	8,875,168	7,232,185
Cash and cash equivalents	553,419	955,150
Restricted cash and cash equivalents	474,590	257,686
Funds held - directly managed (Note 6)	1,217,182	1,179,940
Premiums receivable	574,419	425,702
Deferred tax assets (Note 19)	13,782	13,001
Prepaid reinsurance premiums	191,669	245,101
Reinsurance balances recoverable (Note 9)	1,183,003	1,478,806
Reinsurance balances recoverable, at fair value (Note 7 and Note 9)	792,553	542,224
Funds held by reinsured companies	254,029	175,383
Deferred acquisition costs	125,132	64,984
Goodwill and intangible assets (Note 13)	219,295	180,589
Other assets	646,987	831,320
Assets held for sale (Note 4)	—	24,351
TOTAL ASSETS	$15,121,228	$13,606,422

LIABILITIES
Losses and loss adjustment expenses (Note 10)	$5,516,012	$5,603,419
Losses and loss adjustment expenses, at fair value (Note 7 and Note 10)	3,019,721	1,794,669
Policy benefits for life and annuity contracts (Note 11)	107,466	117,207
Unearned premiums	743,024	583,197
Insurance and reinsurance balances payable	381,114	236,697
Deferred tax liabilities (Note 19)	14,942	15,262
Debt obligations (Note 14)	394,470	646,689
Other liabilities	570,474	972,457
Liabilities held for sale (Note 4)	—	11,271
TOTAL LIABILITIES	10,747,223	9,980,868

COMMITMENTS AND CONTINGENCIES (Note 21)

REDEEMABLE NONCONTROLLING INTEREST (Note 15)	458,328	479,606

SHAREHOLDERS’ EQUITY (Note 16)
Ordinary shares (par value $1 each, issued and outstanding 2018: 21,443,789; 2017: 19,406,722):
Voting Ordinary shares (issued and outstanding 2018: 17,934,107; 2017: 16,402,279)	17,934	16,402
Non-voting convertible ordinary Series C Shares (issued and outstanding 2018 and 2017: 2,599,672)	2,600	2,600
Non-voting convertible ordinary Series E Shares (issued and outstanding 2018: 910,010; 2017: 404,771)	910	405
Preferred Shares:
Series C Preferred Shares (issued and held in treasury 2018 and 2017: 388,571)	389	389
Series D Preferred Shares (issued and outstanding 2018: 16,000)	400,000	—
Treasury shares, at cost (Series C Preferred shares 2018 and 2017: 388,571)	(421,559)	(421,559)
Additional paid-in capital	1,812,727	1,395,067
Accumulated other comprehensive income	9,170	10,468
Retained earnings	2,083,193	2,132,912
Total Enstar Group Limited Shareholders’ Equity	3,905,364	3,136,684
Noncontrolling interest	10,313	9,264
TOTAL SHAREHOLDERS’ EQUITY	3,915,677	3,145,948
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	$15,121,228	$13,606,422

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three and Nine Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$264,597	$148,025	$663,628	$452,494
Fees and commission income	6,950	15,895	23,633	46,476
Net investment income	69,430	52,028	202,218	150,184
Net realized and unrealized gains (losses)	(57,223)	29,301	(254,671)	139,697
Other income (expenses)	11,543	(3,848)	34,477	19,206
	295,297	241,401	669,285	808,057
EXPENSES
Net incurred losses and loss adjustment expenses	153,974	75,712	266,327	163,224
Life and annuity policy benefits	423	1,060	217	5,048
Acquisition costs	54,242	24,281	137,684	75,457
General and administrative expenses	102,553	100,325	300,425	309,283
Interest expense	4,640	6,410	21,573	20,851
Net foreign exchange losses	1,040	4,775	1,389	15,612
Loss on sale of subsidiary	—	6,740	—	16,349
	316,872	219,303	727,615	605,824
EARNINGS (LOSS) BEFORE INCOME TAXES	(21,575)	22,098	(58,330)	202,233
INCOME TAXES	(746)	(1,432)	(4,564)	(3,234)
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(22,321)	20,666	(62,894)	198,999
NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	3,495	—	(1,005)
NET EARNINGS (LOSS)	(22,321)	24,161	(62,894)	197,994
Net loss (earnings) attributable to noncontrolling interest	11,489	14,832	19,096	(14,135)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	(10,832)	38,993	(43,798)	183,859
Dividends on preferred shares	(5,133)	—	(5,133)	—
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$(15,965)	$38,993	$(48,931)	$183,859

Earnings (Loss) per ordinary share attributable to Enstar Group Limited:
Basic:
Net earnings (loss) from continuing operations	$(0.74)	$1.83	$(2.39)	$9.54
Net earnings (loss) from discontinued operations	—	0.18	—	(0.05)
Net earnings (loss) per ordinary share	$(0.74)	$2.01	$(2.39)	$9.49
Diluted:
Net earnings (loss) from continuing operations	$(0.74)	$1.81	$(2.39)	$9.47
Net earnings (loss) from discontinued operations	—	0.18	—	(0.05)
Net earnings (loss) per ordinary share	$(0.74)	$1.99	$(2.39)	$9.42
Weighted average ordinary shares outstanding:
Basic	21,440,914	19,392,120	20,444,634	19,384,897
Diluted	21,665,356	19,559,168	20,653,544	19,515,987
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(expressed in thousands of U.S. dollars)
NET EARNINGS (LOSS)	$(22,321)	$24,161	$(62,894)	$197,994
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on fixed income available-for-sale investments arising during the period	(1,310)	2,219	(3,007)	4,598
Reclassification adjustment for net realized gains (losses) included in net earnings	2	(3)	53	(254)
Unrealized gains (losses) arising during the period, net of reclassification adjustments	(1,308)	2,216	(2,954)	4,344
Change in currency translation adjustment	(143)	4,194	1,258	8,451
Reclassification to earnings on disposal of subsidiary	—	7,440	—	7,440
Total currency translation adjustment	(143)	11,634	1,258	15,891
Total other comprehensive income (loss)	(1,451)	13,850	(1,696)	20,235
Comprehensive income (loss)	(23,772)	38,011	(64,590)	218,229
Comprehensive (income) loss attributable to noncontrolling interest	11,505	14,432	19,494	(15,983)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$(12,267)	$52,443	$(45,096)	$202,246
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017
	(expressed in thousands of U.S. dollars)
Share Capital — Voting Ordinary Shares
Balance, beginning of period	$16,402	$16,175
Issue of shares	1,532	24
Conversion of Series C Non-Voting Convertible Ordinary Shares	—	192
Balance, end of period	$17,934	$16,391
Share Capital — Series C Non-Voting Convertible Ordinary Shares
Balance, beginning of period	$2,600	$2,792
Conversion to Ordinary Shares	—	(192)
Balance, end of period	$2,600	$2,600
Share Capital — Series E Non-Voting Convertible Ordinary Shares
Balance, beginning of period	$405	$405
Issue of shares	505	—
Balance, end of period	$910	$405
Share Capital — Series C Convertible Participating Non-Voting Perpetual Preferred Shares
Balance, beginning and end of period	$389	$389
Share Capital — Series D Perpetual Noncumulative Preferred Shares
Balance, beginning of period	$—	$—
Issue of shares	400,000	—
Balance, end of period	$400,000	$—
Treasury Shares (Series C Preferred shares)
Balance, beginning and end of period	$(421,559)	$(421,559)
Additional Paid-in Capital
Balance, beginning of period	$1,395,067	$1,380,109
Issue of voting ordinary shares	413,679	647
Issuance costs of Series D preferred shares	(10,781)	—
Amortization of share-based compensation	14,762	10,473
Balance, end of period	$1,812,727	$1,391,229
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$10,468	$(23,549)
Currency translation adjustment
Balance, beginning of period	11,171	(18,993)
Change in currency translation adjustment	1,270	8,440
Reclassification to earnings on disposal of subsidiary	—	7,440
Balance, end of period	12,441	(3,113)
Defined benefit pension liability
Balance, beginning and end of period	(3,143)	(4,644)
Unrealized gains (losses) on available-for-sale investments
Balance, beginning of period	2,440	88
Change in unrealized gains (losses) on available-for-sale investments	(2,568)	2,508
Balance, end of period	(128)	2,596
Balance, end of period	$9,170	$(5,161)
Retained Earnings
Balance, beginning of period	$2,132,912	$1,847,550
Net earnings (losses) attributable to Enstar Group Limited	(62,894)	197,994
Net loss (earnings) attributable to noncontrolling interest	19,096	(14,135)
Dividends on preferred shares	(5,133)	—
Change in redemption of redeemable noncontrolling interests	785	760
Cumulative effect of change in accounting principle	(1,573)	4,882
Balance, end of period	$2,083,193	$2,037,051
Noncontrolling Interest (excludes Redeemable Noncontrolling Interest)
Balance, beginning of period	$9,264	$8,520
Contribution of capital	49	22
Net earnings attributable to noncontrolling interest	1,000	1,945
Balance, end of period	$10,313	$10,487

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings (loss)	$(62,894)	$197,994
Net loss from discontinued operations	—	1,005
Adjustments to reconcile net earnings (losses) to cash flows used in operating activities:
Realized losses (gains) on sale of investments	15,794	(5,012)
Unrealized losses (gains) on investments	190,598	(108,011)
Depreciation and other amortization	25,276	28,925
Net change in trading securities held on behalf of policyholders	—	25,597
Sales and maturities of trading securities	3,380,333	4,111,406
Purchases of trading securities	(4,081,938)	(5,611,677)
Net loss on sale of subsidiary	—	16,349
Other non-cash items	12,978	10,544
Changes in:
Reinsurance balances recoverable	(305,434)	(628,654)
Funds held by reinsured companies	(115,888)	(206,985)
Losses and loss adjustment expenses	1,103,802	1,590,764
Policy benefits for life and annuity contracts	(5,928)	170
Insurance and reinsurance balances payable	144,805	(140,356)
Unearned premiums	159,827	20,330
Other operating assets and liabilities	(370,376)	215,365
Net cash flows provided by (used in) operating activities	90,955	(482,246)
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	2,317	(670)
Sale of subsidiary, net of cash sold	—	19,690
Sales and maturities of available-for-sale securities	48,889	60,202
Purchase of available-for-sale securities	(10,385)	(2,565)
Purchase of other investments	(784,316)	(98,203)
Redemption of other investments	340,298	202,581
Other investing activities	(8,155)	(16,831)
Net cash flows provided by (used in) investing activities	(411,352)	164,204
FINANCING ACTIVITIES:
Issuance of preferred shares, net of issuance costs	389,219	—
Dividends on preferred shares	(5,133)	—
Contribution by noncontrolling interest	49	22
Dividends paid to noncontrolling interest	—	(27,458)
Receipt of loans	441,022	534,100
Repayment of loans	(689,819)	(564,203)
Net cash flows provided by (used in) financing activities	135,338	(57,539)
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	232	6,292
NET DECREASE IN CASH AND CASH EQUIVALENTS	(184,827)	(369,289)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,212,836	1,318,645
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,028,009	$949,356

Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$16,268	$11,107
Interest paid	$24,618	$18,043

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	553,419	624,451
Restricted cash and cash equivalents	474,590	324,905
Cash, cash equivalents and restricted cash	$1,028,009	$949,356

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 and December 31, 2017
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
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results may differ materially from these estimates. Results of changes in estimates are reflected in earnings in the period in which the change is made. Accounting policies that we believe are most dependent on assumptions and estimates are considered to be our critical accounting policies and are related to the determination of:

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
Recently Issued Accounting Pronouncements Not Yet Adopted
Note 2 - "Significant Accounting Policies" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017 describes accounting pronouncements that were not adopted as of December 31, 2017. Those pronouncements are not yet adopted unless discussed above in "New Accounting Standards Adopted in 2018." In addition, the following relevant pronouncements were issued during the nine months ended September 30, 2018 or thereafter and are yet to be adopted.
ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities
In October 2018, the FASB issued ASU 2018-17, which clarifies that when determining whether a decision-making fee is a variable interest, a reporting entity should consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety, as currently required in GAAP. This amendment will, (1) likely result in more decision makers not having a variable interest through their decision-making arrangements, and (2) create alignment between determining whether a decision-making fee is a variable interest and determining whether a reporting entity within a related party group is the primary beneficiary of a variable interest entity ("VIE"). The ASU is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. All entities are required to apply this guidance retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. While some of our subsidiaries are involved in certain decision-making arrangements for which they earn fees that are considered variable interests, they do not meet the primary beneficiary definition under the VIE guidance with respect to these arrangements.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Therefore, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and the related disclosures.
ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurements
In August 2018, the FASB issued ASU 2018-13, which amended the fair value measurement guidance in ASC 820 - Fair Value Measurement, by removing and modifying certain existing disclosure requirements, while also adding new disclosure requirements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted, with the amendments being applied either prospectively or retrospectively, as specified in the ASU. In addition, an entity may elect to early adopt the removal or modification of disclosures immediately and delay the adoption of the new disclosure requirements until the effective date. We are currently assessing the impact of adopting this guidance however we do not expect the new or modified disclosures to have a material impact on the disclosures in our consolidated financial statements.
ASU 2018-12, Targeted Improvements to the Accounting for Certain Long-Duration Insurance Contracts
In August 2018, the FASB issued ASU 2018-12, which amends the accounting and disclosure model for certain long-duration insurance contracts under U.S GAAP. The goal of the ASU's amendments is to improve the following aspects of financial reporting related to long-duration insurance contracts: (1) measurement of the liability for future policy benefits related to non-participating traditional and limited-payment contracts, (2) measurement and presentation of market risk benefits, (3) amortization of deferred acquisition costs, and (4) presentation and disclosures. The ASU is effective for interim and annual reporting periods beginning after December 15, 2020, although early adoption is permitted. Once the transfer of our remaining life insurance policies from our subsidiary Alpha Insurance SA to Monument Insurance Group Limited is completed, as discussed in Note 11 - "Policy Benefits for Life Contracts", we will not have any residual exposures relating to long duration insurance contracts. Therefore, the adoption of this guidance is not expected to have a material impact on our consolidated financial statements and related disclosures.
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

The amendments arising from both ASU 2018-11 and ASU 2018-10 have the same effective date and transition requirements as ASC 842, which we expect to adopt on January 1, 2019, when it becomes effective. Being a financial services company, the majority of our operating leases cover office space and facilities required to conduct our operations. Therefore on adoption of the leases guidance, we do not expect the right-of-use asset and the corresponding lease liability to be recorded relating to these operating lease arrangements, to be material as a proportion of our total assets and liabilities. In addition, the leases guidance is not expected to have a significant impact on the net lease expense that we will recognize in our consolidated statements of earnings as a result of our operating lease arrangements.

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
2. ACQUISITIONS
Maiden Re North America
On August 31, 2018, we entered into a definitive agreement to acquire Maiden Reinsurance North America, Inc. (“Maiden Re North America”) from a subsidiary of Maiden Holdings, Ltd.  Maiden Re North America is a diversified insurance company domiciled in Missouri that provides property and casualty treaty reinsurance, casualty facultative reinsurance and accident and health treaty reinsurance.  As part of the transaction, we will novate and assume certain reinsurance agreements from Maiden Re North America's Bermuda reinsurer, including certain reinsurance agreements with Maiden Re North America.
The net consideration payable in the transaction is $307.5 million, subject to certain closing adjustments. We will assume approximately $1.3 billion of net loss and loss adjustment expense reserves and unearned premium reserves upon closing.
We will operate the business in run-off, and we expect to finance the purchase price through a combination of cash on hand and borrowings under our revolving credit facility. Completion of the transaction is conditioned on, among other things, governmental and regulatory approvals and satisfaction of various customary closing conditions. The transaction is expected to close in the fourth quarter of 2018.
KaylaRe
Overview
On May 14, 2018, we completed the previously announced transaction to acquire all of the outstanding shares and warrants of KaylaRe Holdings, Ltd. ("KaylaRe"). In consideration for the acquired shares and warrants of KaylaRe, we issued an aggregate of 2,007,017 ordinary shares to the shareholders of KaylaRe, comprising 1,501,778 voting ordinary shares and 505,239 Series E non-voting ordinary shares. Effective May 14, 2018, we consolidated KaylaRe into our consolidated financial statements, and any balances between KaylaRe and Enstar are now eliminated upon consolidation.
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
Fair Value of Previously Held Equity Method Investment
Prior to the close of the transaction, Enstar held a 48.2% interest in KaylaRe, which was accounted for as an equity method investment in accordance with ASC 323 - Investments - Equity Method and Joint Ventures. The acquisition of the remaining 51.8% equity interest in KaylaRe was considered a step acquisition, whereby we remeasured the previously held equity method investment to fair value. We considered multiple factors in determining the fair value of the previously held equity method investment, including, (i) the price negotiated with the selling shareholders for the 51.8% equity interest in KaylaRe, (ii) recent market transactions for similar companies, and (iii) current trading multiples for comparable companies. Based on this analysis, a valuation multiple of 1.05 to KaylaRe's carrying book value was determined to be appropriate to remeasure the previously held equity method investment at fair value. This resulted in the recognition of a gain of $16.0 million on completion of the step acquisition of KaylaRe, which was recorded in other income (loss) during the three months ended June 30, 2018.

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
As a result of effectively settling all the contractual preexisting relationships with KaylaRe, the Company recognized a loss of $15.6 million which was recorded in other income (loss) in the three months ended June 30, 2018, as summarized below:

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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the results of the KaylaRe operations which are included in our condensed consolidated statement of earnings from the acquisition date to September 30, 2018:

Premiums earned	$10,188
Incurred losses and LAE	(9,190)
Acquisition costs	(332)
Underwriting income	666
Net investment income	1,972
Net unrealized gains	(6,621)
General and administrative expenses	(573)
Net loss	$(4,556)

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. SIGNIFICANT NEW BUSINESS
Coca-Cola
On August 1, 2018, we entered into a reinsurance transaction with The Coca-Cola Company and its subsidiaries ("Coca-Cola"), pursuant to which we reinsured certain of Coca-Cola's retention and deductible risks under its subsidiaries' U.S. workers' compensation, auto liability, general liability and product liability insurance coverage. We assumed total gross reserves of $120.8 million for cash consideration of $103.6 million and recorded a deferred charge of $17.2 million, included in other assets. We transferred the cash consideration received of $103.6 million into a trust to support our obligations under the reinsurance agreement.
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
Neon RITC Transaction
On February 16, 2018, we completed a reinsurance-to-close (“RITC”) transaction with Neon Underwriting Limited ("Neon"), under which we reinsured to close the 2015 and prior underwriting years of account (comprising underwriting years 2008 to 2015) of Neon's Syndicate 2468, with effect from January 1, 2018. We assumed gross loss reserves of £403.9 million ($546.3 million) and net loss reserves of £342.1 million ($462.6 million) relating to the portfolio in exchange for a reinsurance premium consideration of £329.1 million ($445.1 million). We elected the fair value option for this reinsurance contract and recorded initial fair value adjustments of $20.6 million and $17.5 million on the gross and net loss reserves assumed, respectively. Refer to Note 7 - "Fair Value Measurements" for a description of the fair value process and the assumptions made.
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. DIVESTITURES, HELD-FOR-SALE BUSINESSES AND DISCONTINUED OPERATIONS
Pavonia
On December 29, 2017, we completed the previously announced sale of our subsidiary, Pavonia Holdings (US) Inc. ("Pavonia"), to Southland National Holdings, Inc. ("Southland"), a Delaware corporation and a subsidiary of Global Bankers Insurance Group, LLC. The aggregate purchase price was $120.0 million. We used the proceeds to make repayments under its revolving credit facility.
Pavonia owns Pavonia Life Insurance Company of Michigan (“PLIC MI”) and Enstar Life (US), Inc. Pursuant to the amended stock purchase agreement between us and Southland, which partially restructured the transaction, Southland has agreed to acquire Pavonia Life Insurance Company of New York ("PLIC NY") for $13.1 million in a second closing that is subject to regulatory approval. In the event that the second closing has not occurred by December 29, 2018 (unless further extended by the parties), we will evaluate strategic alternatives for PLIC NY, which may include the pursuit of an alternative sale transaction or a plan to retain the business. The additional purchase price represents the cash consideration we paid to PLIC MI when we acquired PLIC NY from PLIC MI as a result of the restructuring of the first closing of the transaction.
Pavonia was a substantial portion of our previously reported Life and Annuities segment. We classified the assets and liabilities of the businesses to be sold as held-for-sale. The following table summarizes the components of assets and liabilities held-for-sale on our consolidated balance sheet as at December 31, 2017:

December 31, 2017
Assets:
Fixed maturities, trading, at fair value	$20,770
Equities, trading, at fair value	765
Cash and cash equivalents	6,314
Restricted cash and cash equivalents	13
Reinsurance balances recoverable	1,728
Other assets	269
Assets of businesses held for sale	29,859
Less: Accrual of loss on sale	(5,508)
Total assets held for sale	$24,351

Liabilities:
Policy benefits for life and annuity contracts	$10,666
Other liabilities	605
Total liabilities held-for-sale	$11,271
As at December 31, 2017, included in the table above were restricted investments of $1.4 million.
As at September 30, 2018, included within Other assets and Other liabilities on our consolidated balance sheet were amounts of $23.3 million and $10.3 million, respectively, relating to PLIC NY.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Pavonia business qualified as a discontinued operation during the three and nine months ended September 30, 2017. The following table summarizes the components of net earnings from discontinued operations on the unaudited condensed consolidated statements of earnings for the three and nine months ended September 30, 2017:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2017
INCOME
Net premiums earned	$14,082	$42,012
Net investment income	10,077	30,383
Net realized and unrealized gains (losses)	(233)	2,543
Other income	384	1,139
	24,310	76,077
EXPENSES
Life and annuity policy benefits	15,320	60,102
Acquisition costs	2,412	6,728
General and administrative expenses	2,809	9,584
Other expenses	4	(12)
	20,545	76,402
EARNINGS (LOSSES) BEFORE INCOME TAXES	3,765	(325)
INCOME TAXES	(270)	(680)
NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS	$3,495	$(1,005)
The following table presents the cash flows of Pavonia for the nine months ended September 30, 2017:

Nine Months Ended September 30,
2017
Operating activities	$42,558
Investing activities	8,129
Change in cash of businesses held-for-sale	$50,687
Laguna
On August 29, 2017, we completed a transaction to sell Laguna Life DAC (“Laguna”) for total consideration of €25.6 million (approximately $30.8 million) to a subsidiary of Monument Re Limited ("Monument"). We have an investment in Monument, as described further in Note 20 - "Related Party Transactions". Laguna was classified as held-for-sale during 2017 prior to its sale.
The net losses relating to Laguna for the three and nine months ended September 30, 2017 were $0.9 million and $1.1 million, respectively. These amounts were not significant to our consolidated operations and therefore we did not classify Laguna as a discontinued operation for prior periods. Following the closing of the sale of Laguna, we recorded a loss on sale of subsidiary of $6.7 million and $16.3 million for the three and nine months ended September 30, 2017, respectively, which was included in earnings from continuing operations before income taxes in our consolidated statement of earnings. The total loss recorded on the sale of Laguna of $16.3 million included a cumulative currency translation adjustment balance of $6.3 million, which upon completion of the sale during the third quarter of 2017 was reclassified from accumulated other comprehensive income and included in earnings as a component of the loss on sale of Laguna.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. INVESTMENTS
We hold: (i) trading portfolios of fixed maturity investments, short-term investments and equities, carried at fair value; (ii) available-for-sale portfolios of fixed maturity carried at fair value; and (iii) other investments carried at either fair value or cost.
Trading
The fair values of our fixed maturity investments, short-term investments and equities classified as trading were as follows:

	September 30, 2018	December 31, 2017
U.S. government and agency	$493,080	$554,036
Non-U.S. government	1,018,212	607,132
Corporate	3,703,029	3,363,060
Municipal	76,599	100,221
Residential mortgage-backed	275,485	288,713
Commercial mortgage-backed	411,575	421,548
Asset-backed	567,300	541,574
Total fixed maturity and short-term investments	6,545,280	5,876,284
Equities — U.S.	72,765	106,363
Equities — International	57,549	240
	$6,675,594	$5,982,887
Included within residential and commercial mortgage-backed securities as at September 30, 2018 were securities issued by U.S. governmental agencies with a fair value of $147.3 million (as at December 31, 2017: $152.4 million). Included within corporate securities as at September 30, 2018 were senior secured loans of $24.3 million (as at December 31, 2017: $68.9 million).
The contractual maturities of our fixed maturity and short-term investments classified as trading are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at September 30, 2018	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$428,656	$424,195	6.5%
More than one year through two years	544,754	531,717	8.1%
More than two years through five years	1,641,037	1,601,237	24.4%
More than five years through ten years	1,506,829	1,464,185	22.4%
More than ten years	1,301,979	1,269,586	19.4%
Residential mortgage-backed	274,833	275,485	4.2%
Commercial mortgage-backed	423,471	411,575	6.3%
Asset-backed	567,538	567,300	8.7%
	$6,689,097	$6,545,280	100.0%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-sale
The amortized cost and fair values of our fixed maturity investments classified as available-for-sale were as follows:

As at September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (Non-OTTI)	Fair Value
U.S. government and agency	$703	$—	$(5)	$698
Non-U.S. government	75,741	851	(1,036)	75,556
Corporate	83,836	1,085	(1,413)	83,508
Municipal	3,401	—	(34)	3,367
Residential mortgage-backed	15	—	—	15
	$163,696	$1,936	$(2,488)	$163,144

As at December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (Non-OTTI)	Fair Value
U.S. government and agency	$4,210	$—	$(23)	$4,187
Non-U.S. government	84,776	1,249	(588)	85,437
Corporate	113,561	2,436	(876)	115,121
Municipal	5,146	8	(18)	5,136
Residential mortgage-backed	31	—	—	31
Asset-backed	373	—	—	373
	$208,097	$3,693	$(1,505)	$210,285
 The contractual maturities of our fixed maturity investments classified as available-for-sale are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at September 30, 2018	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$18,265	$17,641	10.8%
More than one year through two years	26,556	26,332	16.2%
More than two years through five years	31,604	31,634	19.4%
More than five years through ten years	55,804	55,818	34.2%
More than ten years	31,452	31,704	19.4%
Residential mortgage-backed	15	15	—%
	$163,696	$163,144	100.0%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross Unrealized Losses
The following tables summarize our fixed maturity investments classified as available-for-sale that are in a gross unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
As at September 30, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity investments, at fair value
U.S. government and agency	$698	$(5)	$—	$—	$698	$(5)
Non-U.S. government	4,233	(406)	21,719	(630)	25,952	(1,036)
Corporate	8,562	(917)	33,808	(496)	42,370	(1,413)
Municipal	617	(12)	2,750	(22)	3,367	(34)
Total fixed maturity investments	$14,110	$(1,340)	$58,277	$(1,148)	$72,387	$(2,488)

	12 Months or Greater		Less Than 12 Months		Total
As at December 31, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity investments, at fair value
U.S. government and agency	$2,344	$(16)	$1,842	$(7)	$4,186	$(23)
Non-U.S. government	11,101	(373)	20,965	(215)	32,066	(588)
Corporate	9,177	(807)	24,200	(69)	33,377	(876)
Municipal	369	(5)	3,605	(13)	3,974	(18)
Total fixed maturity investments	$22,991	$(1,201)	$50,612	$(304)	$73,603	$(1,505)
As at September 30, 2018 and December 31, 2017, the number of securities classified as available-for-sale in an unrealized loss position was 103 and 96, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 33 and 37, respectively.

Other-Than-Temporary Impairment
For the nine months ended September 30, 2018 and 2017, we did not recognize any other-than-temporary impairment losses on our available-for-sale securities. We determined that no credit losses existed as at September 30, 2018 or December 31, 2017. A description of our other-than-temporary impairment process is included in Note 2 - "Significant Accounting Policies" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017. There were no changes to our process during the nine months ended September 30, 2018.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Ratings
The following table sets forth the credit ratings of our fixed maturity (including both trading and available-for-sale investments) and short-term investments as at September 30, 2018:

	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
Fixed maturity and short-term investments
U.S. government and agency	$502,168	$493,778	7.4%	$489,939	$3,839	$—	$—	$—	$—
Non-U.S. government	1,109,697	1,093,768	16.3%	340,583	541,087	65,286	121,197	25,615	—
Corporate	3,893,368	3,786,537	56.4%	154,961	445,858	1,986,880	1,016,401	180,730	1,707
Municipal	81,703	79,966	1.2%	8,739	53,094	14,277	3,856	—	—
Residential mortgage-backed	274,848	275,500	4.1%	163,190	2,526	11,331	1,540	92,180	4,733
Commercial mortgage-backed	423,471	411,575	6.1%	210,902	47,118	70,164	60,296	9,936	13,159
Asset-backed	567,538	567,300	8.5%	237,239	46,971	115,349	73,415	93,918	408
Total	$6,852,793	$6,708,424	100.0%	$1,605,553	$1,140,493	$2,263,287	$1,276,705	$402,379	$20,007
% of total fair value				23.9%	17.0%	33.8%	19.0%	6.0%	0.3%

Other Investments, at fair value
The following table summarizes our other investments carried at fair value:

	September 30, 2018	December 31, 2017
Private equities and private equity funds	$256,618	$289,556
Fixed income funds	383,328	229,999
Hedge funds	879,571	63,773
Equity funds	381,983	249,475
CLO equities	48,368	56,765
CLO equity fund	41,501	12,840
Private credit funds	39,751	10,156
Call options on equity	4,590	—
Other	720	828
	$2,036,430	$913,392
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

•
Fixed income funds comprise a number of positions in diversified fixed income funds that are managed by third-party managers. Underlying investments vary from high-grade corporate bonds to non-investment grade senior secured loans and bonds, but are generally invested in liquid fixed income markets. These funds have regularly published prices. One of our funds has a lock-up period of up to two years and is eligible for quarterly redemptions thereafter with 65 days notice. All other funds have liquidity terms that vary from daily up to 45 day's notice. Investments of $0.3 million in fixed income funds were subject to gates or side-pockets, where

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

redemptions are subject to the sale of underlying investments. A gate is the ability to deny or delay a redemption request, whereas a side-pocket is a designated account for which the investor loses its redemption rights.

•
Hedge funds may invest in a wide range of instruments, including debt and equity securities, and utilize various sophisticated strategies to achieve their objectives. We invest in a mixture of fixed income, equity and multi-strategy hedge funds. Our hedge funds have various lock-up periods of up to three years and redemption terms, predominantly 60 and 90 days. Certain of our hedge funds which are past their lock up periods are currently eligible for redemption while others are still in the lock-up period.

•	Equity funds invest in a diversified portfolio of U.S. and international publicly-traded equity securities. The funds have liquidity terms that vary from daily up to quarterly.

•
CLO equities comprise investments in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans. CLO equities denote direct investments by us in these securities.

•
CLO equity fund invests primarily in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans. The fund has a fair value of $41.5 million and is eligible for redemption.

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
The increase in our other investments carried at fair value between December 31, 2017 and September 30, 2018 was primarily attributable to $626.5 million of other investments acquired as part of the KaylaRe acquisition and net additional subscriptions of $538.1 million.
As at September 30, 2018, we had unfunded commitments to private equity funds of $200.0 million.

Other Investments, at cost
During the three months ended June 30, 2018, we sold our investments in life settlement contracts, which were carried at cost. During the nine months ended September 30, 2018 and 2017, net investment income included $6.5 million and $10.6 million, respectively, related to investments in life settlements. There were impairment charges of $6.6 million and $7.5 million recognized in net realized and unrealized gains/losses during the nine months ended September 30, 2018 and 2017, respectively, related to investments in life settlements.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Investment Income
Major categories of net investment income for the three and nine months ended September 30, 2018 and 2017 are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Fixed maturity investments	$48,062	$37,931	$140,097	$102,002
Short-term investments and cash and cash equivalents	3,247	2,048	8,425	7,489
Funds held	1,502	247	8,651	597
Funds held - directly managed	9,776	8,516	27,990	24,121
Investment income from fixed maturities and cash and cash equivalents	62,587	48,742	185,163	134,209
Equity securities	946	1,344	3,788	3,207
Other investments	8,324	3,120	14,600	10,016
Life settlements and other	—	1,443	6,509	11,026
Investment income from equities and other investments	9,270	5,907	24,897	24,249
Gross investment income	71,857	54,649	210,060	158,458
Investment expenses	(2,427)	(2,621)	(7,842)	(8,274)
Net investment income	$69,430	$52,028	$202,218	$150,184
Net Realized and Unrealized Gains and Losses
Components of net realized and unrealized gains and losses for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net realized gains (losses) on sale:
Gross realized gains on fixed maturity securities, available-for-sale	$—	$8	$27	$345
Gross realized losses on fixed maturity securities, available-for-sale	(2)	(5)	(80)	(91)
Net realized gains (losses) on fixed maturity securities, trading	(8,797)	4,595	(19,310)	3,608
Net realized gains on equity securities, trading	666	340	3,569	1,150
Net realized gains (losses) on funds held - directly managed	(1,904)	422	(2,849)	(3,720)
Total net realized gains (losses) on sale	$(10,037)	$5,360	$(18,643)	$1,292
Net unrealized gains (losses):
Fixed maturity securities, trading	$(13,423)	$(10,747)	$(159,691)	$23,795
Equity securities, trading	1,830	2,652	6,152	13,209
Other Investments	(35,188)	27,802	(37,059)	71,007
Change in fair value of embedded derivative on funds held – directly managed	(182)	3,967	(41,107)	28,807
Change in value of fair value option on funds held - directly managed	(223)	267	(4,323)	1,587
Total net unrealized gains (losses)	(47,186)	23,941	(236,028)	138,405
Net realized and unrealized gains (losses)	$(57,223)	$29,301	$(254,671)	$139,697
The gross realized gains and losses on available-for-sale securities included in the table above resulted from sales of $0.4 million and $5.9 million for the three months ended September 30, 2018 and 2017, respectively, and $10.9 million and $27.5 million for the nine months ended September 30, 2018 and 2017, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Assets
We are required to maintain investments and cash and cash equivalents on deposit to support our insurance and reinsurance operations. The investments and cash and cash equivalents on deposit are available to settle insurance and reinsurance liabilities. We also utilize trust accounts to collateralize business with our insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The assets in trusts as collateral are primarily highly rated fixed maturity securities. The carrying value of our restricted assets, including restricted cash of $474.6 million and $257.7 million, as at September 30, 2018 and December 31, 2017, respectively, was as follows:

	September 30, 2018	December 31, 2017
Collateral in trust for third party agreements	$3,354,994	$3,118,892
Assets on deposit with regulatory authorities	563,139	599,829
Collateral for secured letter of credit facilities	134,286	151,467
Funds at Lloyd's (1)	422,657	234,833
	$4,475,076	$4,105,021
(1) Our underwriting businesses include three Lloyd's syndicates. Lloyd's determines the required capital principally through the annual business plan of each syndicate. This capital is referred to as "Funds at Lloyd's" and will be drawn upon in the event that a syndicate has a loss that cannot be funded from other sources. On February 8, 2018, we amended and restated our unsecured letter of credit agreement for Funds at Lloyd's purposes ("FAL Facility") to issue up to $325.0 million letters of credit, with a provision to increase the facility up to $400.0 million, subject to lenders approval. The FAL Facility is available to satisfy our Funds at Lloyd's requirements and expires in 2022. As at September 30, 2018, our combined Funds at Lloyd's were comprised of cash and investments of $422.7 million and unsecured letters of credit of $295.0 million.
The increase in the collateral in trust for third-party agreements and Funds at Lloyd's was primarily due to the loss portfolio transfer reinsurance transactions as described in Note 3 - "Significant New Business".

6. FUNDS HELD - DIRECTLY MANAGED
Funds held - directly managed is comprised of the following:

•
The funds held balance in relation to the Allianz transaction, described in Note 4 - "Significant New Business" in our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017. This receives a variable return reflecting the economics of the investment portfolio underlying the funds held asset and qualifies as an embedded derivative. We have recorded the aggregate of the funds held, typically held at cost, and the embedded derivative as a single amount in our consolidated balance sheet. As at September 30, 2018 and December 31, 2017, the funds held at cost had a carrying value of $1,074.1 million and $994.8 million, respectively, and the embedded derivative had a fair value of $(36.3) million and $4.7 million, respectively, the aggregate of which was $1,037.8 million and $999.5 million, respectively, as included in the table below.

•
The funds held balance in relation to the QBE reinsurance transaction described in Note 4 - "Significant New Business" in our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017, for which we elected the fair value option.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair values of assets and liabilities underlying the funds held - directly managed account as at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Fixed maturity investments:
U.S. government and agency	$98,928	$69,850
Non-U.S. government	22,610	2,926
Corporate	641,460	695,490
Municipal	53,679	58,930
Residential mortgage-backed	70,196	29,439
Commercial mortgage-backed	220,077	211,186
Asset-backed	95,743	97,565
Total fixed maturity investments	$1,202,693	$1,165,386
Other assets	14,489	14,554
	$1,217,182	$1,179,940
The contractual maturities of the fixed maturity investments underlying the funds held - directly managed account are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at September 30, 2018	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$33,247	$33,105	2.8%
More than one year through two years	69,423	68,667	5.7%
More than two years through five years	206,922	202,077	16.8%
More than five years through ten years	287,706	277,396	23.1%
More than ten years	246,045	235,432	19.6%
Residential mortgage-backed	71,876	70,196	5.8%
Commercial mortgage-backed	231,443	220,077	18.3%
Asset-backed	95,877	95,743	7.9%
	$1,242,539	$1,202,693	100.0%
Credit Ratings
The following table sets forth the credit ratings of the fixed maturity investments underlying the funds held - directly managed account as at September 30, 2018:

	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade

U.S. government and agency	$100,764	$98,928	8.2%	$98,928	$—	$—	$—	$—
Non-U.S. government	22,537	22,610	1.9%	—	3,827	12,088	6,695	—
Corporate	665,043	641,460	53.3%	7,701	25,792	285,188	321,285	1,494
Municipal	54,999	53,679	4.5%	—	16,555	29,960	7,164	—
Residential mortgage-backed	71,876	70,196	5.8%	60,792	—	—	—	9,404
Commercial mortgage-backed	231,443	220,077	18.3%	211,747	6,367	1,963	—	—
Asset-backed	95,877	95,743	8.0%	75,417	16,289	4,037	—	—
Total	$1,242,539	$1,202,693	100.0%	$454,585	$68,830	$333,236	$335,144	$10,898
% of total fair value				37.8%	5.7%	27.7%	27.9%	0.9%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Investment Income
Major categories of net investment income underlying the funds held - directly managed for the three and nine months ended September 30, 2018 and 2017 are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Fixed maturity investments	$10,014	$8,702	$28,649	$25,004
Short-term investments and cash and cash equivalents	42	89	179	216
Gross investment income	10,056	8,791	28,828	25,220
Investment expenses	(280)	(275)	(838)	(1,099)
Investment income on funds held - directly managed	$9,776	$8,516	$27,990	$24,121

Net Realized Gains (Losses) and Change in Fair Value due to Embedded Derivative and Fair Value Option
Net realized gains (losses) and change in fair value for the three and nine months ended September 30, 2018 and 2017 are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Net realized gains (losses) on fixed maturity securities	$(1,904)	$422	$(2,849)	$(3,720)
Change in fair value of embedded derivative	(182)	3,967	(41,107)	28,807
Change in value of fair value option on funds held - directly managed	(223)	267	(4,323)	1,587
Net realized gains (losses) and change in fair value of funds held - directly managed	$(2,309)	$4,656	$(48,279)	$26,674

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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
Investments:
Fixed maturity investments:
U.S. government and agency	$—	$493,778	$—	$—	$493,778
Non-U.S. government	—	1,093,768	—	—	1,093,768
Corporate	—	3,763,158	23,379	—	3,786,537
Municipal	—	79,966	—	—	79,966
Residential mortgage-backed	—	273,705	1,795	—	275,500
Commercial mortgage-backed	—	402,192	9,383	—	411,575
Asset-backed	—	535,578	31,722	—	567,300
	$—	$6,642,145	$66,279	$—	$6,708,424
Equities:
Equities — U.S.	$70,720	$29	$2,016	$—	$72,765
Equities — International	53,541	2,296	1,712	—	57,549
	$124,261	$2,325	$3,728	$—	$130,314
Other investments:
Private equities and private equity funds	$—	$—	$—	$256,618	$256,618
Fixed income funds	—	327,375	—	55,953	383,328
Hedge funds	—	—	—	879,571	879,571
Equity funds	—	117,337	—	264,646	381,983
CLO equities	—	—	48,368	—	48,368
CLO equity fund	—	—	—	41,501	41,501
Private credit funds	—	—	—	39,751	39,751
Call options on equities	—	4,590	—	—	4,590
Other	—	—	313	407	720
	$—	$449,302	$48,681	$1,538,447	$2,036,430
Total Investments	$124,261	$7,093,772	$118,688	$1,538,447	$8,875,168
Funds Held - Directly Managed:
U.S. government and agency	$—	$98,928	$—	$—	$98,928
Non-U.S. government	—	22,610	—	—	22,610
Corporate	—	641,460	—	—	641,460
Municipal	—	53,679	—	—	53,679
Residential mortgage-backed	—	70,196	—	—	70,196
Commercial mortgage-backed	—	220,077	—	—	220,077
Asset-backed	—	95,743	—	—	95,743
Other assets	—	14,489	—	—	14,489
	$—	$1,217,182	$—	$—	$1,217,182

Reinsurance balances recoverable:	$—	$—	$792,553	$—	$792,553

Other Assets:
Derivative Instruments	$—	$1,197	$—	$—	$1,197
	$—	$1,197	$—	$—	$1,197

Losses and LAE:	$—	$—	$3,019,721	$—	$3,019,721

Other Liabilities:
Derivative Instruments	$—	$5,775	$—	$—	$5,775
	$—	$5,775	$—	$—	$5,775

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
Investments:
Fixed maturity investments:
U.S. government and agency	$—	$558,223	$—	$—	$558,223
Non-U.S. government	—	692,569	—	—	692,569
Corporate	—	3,411,003	67,178	—	3,478,181
Municipal	—	105,357	—	—	105,357
Residential mortgage-backed	—	285,664	3,080	—	288,744
Commercial mortgage-backed	—	400,054	21,494	—	421,548
Asset-backed	—	514,055	27,892	—	541,947
	$—	$5,966,925	$119,644	$—	$6,086,569
Equities:
Equities — U.S.	$103,652	$2,711	$—	$—	$106,363
Equities — International	—	240	—	—	240
	$103,652	$2,951	$—	$—	$106,603
Other investments:
Private equities and private equity funds	$—	$—	$—	$289,556	$289,556
Fixed income funds	—	202,570	—	27,429	229,999
Hedge funds	—	—	—	63,773	63,773
Equity funds	—	121,046	—	128,429	249,475
CLO equities	—	—	56,765	—	56,765
CLO equity funds	—	—	—	12,840	12,840
Private credit funds	—	—	—	10,156	10,156
Other	—	—	314	514	828
	$—	$323,616	$57,079	$532,697	$913,392
Total Investments	$103,652	$6,293,492	$176,723	$532,697	$7,106,564
Funds Held - Directly Managed:
U.S. government and agency	$—	$69,850	$—	$—	$69,850
Non-U.S. government	—	2,926	—	—	2,926
Corporate	—	695,490	—	—	695,490
Municipal	—	58,930	—	—	58,930
Residential mortgage-backed	—	29,439	—	—	29,439
Commercial mortgage-backed	—	211,186	—	—	211,186
Asset-backed	—	97,565	—	—	97,565
Other assets	—	14,554	—	—	14,554
	$—	$1,179,940	$—	$—	$1,179,940

Reinsurance balances recoverable:	$—	$—	$542,224	$—	$542,224

Other Assets:
Derivative Instruments	$—	$319	$—	$—	$319
	$—	$319	$—	$—	$319

Losses and LAE:	$—	$—	$1,794,669	$—	$1,794,669

Other Liabilities:
Derivative Instruments	$—	$7,246	$—	$—	$7,246
	$—	$7,246	$—	$—	$7,246

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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments
The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
	Corporate	Residential mortgage-backed	Commercial mortgage-backed	Asset-backed	Equities	Other Investments	Total
Beginning fair value	$27,823	$—	$15,326	$46,608	$2,016	$54,154	$145,927
Purchases	205	—	1,599	16,376	—	—	18,180
Sales	(3,731)	—	(3,271)	(28,182)	—	—	(35,184)
Total realized and unrealized gains (losses)	92	1	(726)	(346)	—	(5,473)	(6,452)
Transfer into Level 3 from Level 2	292	1,794	—	(1)	1,712	—	3,797
Transfer out of Level 3 into Level 2	(1,302)	—	(3,545)	(2,733)	—	—	(7,580)
Ending fair value	$23,379	$1,795	$9,383	$31,722	$3,728	$48,681	$118,688

	Three Months Ended September 30, 2017
	Corporate	Residential mortgage-backed	Commercial mortgage-backed	Asset-backed	Equities	Other Investments	Total
Beginning fair value	$54,356	$693	$22,865	$40,433	$—	$57,119	$175,466
Purchases	2,510	—	11,274	4,350	—	143	18,277
Sales	(3,350)	(33)	(602)	(1,184)	—	—	(5,169)
Total realized and unrealized gains (losses)	(834)	3	(398)	(384)	—	(1,538)	(3,151)
Transfer into Level 3 from Level 2	5,670	—	616	4,002	—	—	10,288
Transfer out of Level 3 into Level 2	(5,193)	(663)	(1,619)	(10,528)	—	—	(18,003)
Ending fair value	$53,159	$—	$32,136	$36,689	$—	$55,724	$177,708

	Nine Months Ended September 30, 2018
	Corporate	Residential mortgage-backed	Commercial mortgage-backed	Asset-backed	Equities	Other Investments	Total
Beginning fair value	$67,178	$3,080	$21,494	$27,892	$—	$57,079	$176,723
Purchases	12,008	—	3,402	45,967	2,000	752	64,129
Sales	(64,641)	(1,184)	(4,998)	(31,994)	—	(600)	(103,417)
Total realized and unrealized gains (losses)	29	(32)	(674)	(417)	16	(8,550)	(9,628)
Transfer into Level 3 from Level 2	15,551	1,794	4,897	2,078	1,712	—	26,032
Transfer out of Level 3 into Level 2	(6,746)	(1,863)	(14,738)	(11,804)	—	—	(35,151)
Ending fair value	$23,379	$1,795	$9,383	$31,722	$3,728	$48,681	$118,688

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2017
	Corporate	Residential mortgage-backed	Commercial mortgage-backed	Asset-backed	Equities	Other Investments	Total
Beginning fair value	$74,534	$—	$12,213	$14,692	$—	$76,878	$178,317
Purchases	18,078	711	21,621	5,730	—	435	46,575
Sales	(28,467)	(38)	(1,336)	(8,545)	—	—	(38,386)
Total realized and unrealized losses	(184)	(10)	(67)	(175)	—	(9,239)	(9,675)
Transfer into Level 3 from Level 2	10,615	—	18,532	53,338	—	—	82,485
Transfer out of Level 3 into Level 2	(21,417)	(663)	(18,827)	(28,351)	—	(12,350)	(81,608)
Ending fair value	$53,159	$—	$32,136	$36,689	$—	$55,724	$177,708
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
Insurance Contracts - Fair Value Option
The following tables present a reconciliation of the beginning and ending balances for all insurance contracts measured at fair value on a recurring basis using Level 3 inputs during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30, 2018		September 30, 2017
	Liability for losses and LAE	Reinsurance balances recoverable	Liability for losses and LAE	Reinsurance balances recoverable
Beginning fair value	$3,221,366	$837,373	$1,892,297	$554,759
Assumed business	—	—	—	—
Changes in nominal amounts:
Net incurred losses and LAE	(19,973)	1,085	(22,711)	(3,181)
Paid losses	(149,132)	(41,819)	(36,466)	(9,453)
Changes in fair value:
Discounted cash flows	(2,811)	483	(6,826)	730
Risk margin	(7,762)	(1,949)	(3,845)	(897)
Effect of exchange rate movements	(21,967)	(2,620)	32,803	3,790
Ending fair value	$3,019,721	$792,553	$1,855,252	$545,748

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	September 30, 2018		September 30, 2017
	Liability for losses and LAE	Reinsurance balances recoverable	Liability for losses and LAE	Reinsurance balances recoverable
Beginning fair value	$1,794,669	$542,224	$—	$—
Assumed business	1,890,061	372,780	1,966,843	565,824
Changes in nominal amounts:
Net incurred losses and LAE	(75,169)	3,469	(55,356)	(5,276)
Paid losses	(453,180)	(95,354)	(136,519)	(30,947)
Changes in fair value:
Discounted cash flows	(23,674)	(13,399)	10,187	9,143
Risk margin	(26,508)	(4,668)	(12,897)	(2,599)
Effect of exchange rate movements	(86,478)	(12,499)	82,994	9,603
Ending fair value	$3,019,721	$792,553	$1,855,252	$545,748
Changes in fair value related to Level 3 assets and liabilities in the tables above are included in net incurred losses and LAE in our unaudited condensed consolidated statements of earnings.
Below is a summary of the quantitative information regarding the significant observable and unobservable inputs used in the internal model to determine fair value on a recurring basis as at September 30, 2018 and December 31, 2017:

		September 30, 2018	December 31, 2017
Valuation Technique	Unobservable (U) and Observable (O) Inputs	Weighted Average
Internal model	Corporate bond yield (O)	A rated	A rated
Internal model	Credit spread for non-performance risk (U)	0.2%	0.2%
Internal model	Risk cost of capital (U)	5.0%	5.0%
Internal model	Weighted average cost of capital (U)	8.5%	8.5%
Internal model	Duration - liability (U)	8.05 years	11.41 years
Internal model	Duration - reinsurance balances recoverable (U)	9.03 years	11.66 years

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
Disclosure of Fair Values for Financial Instruments Carried at Cost
During the three months ended June 30, 2018, we sold our investments in life settlement contracts, which were carried at cost. As at December 31, 2017, investments in life settlement contracts were carried at cost of $125.6 million, and their fair values were $131.9 million.
The fair value of investments in life settlement contracts was determined using a discounted cash flow methodology that utilizes unobservable inputs. Due to the individual nature of each investment in life settlement contracts and the illiquidity of the existing market, significant inputs to the fair value included our estimates of premiums necessary to keep the policies in-force, and our assumptions for mortality and discount rates. Our mortality assumptions were based on a combination of medical underwriting information obtained from a third-party underwriter for each referenced life and internal proprietary mortality studies of older aged U.S. insured lives. These assumptions were used to develop an estimate of future net cash flows that, after discounting, was intended to be reflective of the asset's value in the life settlement market.
As at September 30, 2018, our 4.5% Senior Notes due 2022 were carried at amortized cost of $348.0 million while the fair value based on observable market pricing from a third party pricing service was $351.5 million. The Senior Notes are classified as Level 2.
Disclosure of fair value of amounts relating to insurance contracts is not required, except those for which we elected the fair value option, as described above. Our remaining assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature approximates fair value as of September 30, 2018 and December 31, 2017.

8. DERIVATIVE AND HEDGING INSTRUMENTS
Foreign Currency Hedging of Net Investments in Foreign Operations
We use foreign currency forward exchange rate contracts in qualifying hedging relationships to hedge the foreign currency exchange rate risk associated with certain of our net investments in foreign operations. At September 30, 2018 and December 31, 2017, we had forward currency contracts in place, which we had designated as hedges of our net investments in foreign operations.
The following table presents the gross notional amounts and estimated fair values recorded within other assets and liabilities related to our qualifying foreign currency forward exchange rate contracts as at September 30, 2018 and December 31, 2017.

	September 30, 2018			December 31, 2017
		Fair Value			Fair Value
	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
Foreign exchange forward - AUD	$43,410	$237	$—	$32,810	$—	$965
Foreign exchange forward - EUR	69,800	175	—	—	—	—
Foreign exchange forward - CAD	—	—	—	27,141	11	512
Total qualifying hedges	$113,210	$412	$—	$59,951	$11	$1,477
The Canadian Dollar ("CAD") foreign currency contract that we had in place to hedge the net investment in our CAD denominated operations was discontinued effective December 31, 2017 following the disposal of those operations.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the amounts of the net gains and losses deferred in the currency translation adjustment ("CTA") account, which is a component of accumulated other comprehensive income (loss) ("AOCI"), in shareholders' equity, relating to our foreign currency forward exchange rate contracts for the three and nine months ended September 30, 2018 and 2017.

	Amount of Gains (Losses) Deferred in AOCI
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Foreign exchange forward - AUD	$678	$(1,243)	$2,286	$(1,805)
Foreign exchange forward - EUR	52	—	52	—
Foreign exchange forward - CAD	—	(1,038)	—	(1,154)
Net gains (losses) on qualifying derivative hedges	$730	$(2,281)	$2,338	$(2,959)

Non-derivative Hedging Instruments of Net Investments in Foreign Operations
As at September 30, 2018 and December 31, 2017, there were borrowings of €nil and €50.0 million ($60.1 million), respectively, under our revolving credit facilities in effect as of such dates that were designated as non-derivative hedges of our net investment in certain subsidiaries whose functional currency is denominated in Euros. Our borrowings under our previous revolving credit facility that we had designated as non-derivative hedges of our net investment in certain subsidiaries whose functional currency is denominated in Euros were repaid in full during the three months ended September 30, 2018 and replaced by a Euro-denominated foreign currency forward exchange rate contract in a qualifying hedging arrangement. The following table presents the amounts of the net gains and losses deferred in the CTA account in AOCI relating to these qualifying Euro-loan non-derivative hedging instruments for the three and nine months ended September 30, 2018 and 2017.

	Amount of Gains (Losses) Deferred in AOCI
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net gains (losses) on qualifying non-derivative hedges	$696	$(1,785)	$3,144	$(8,280)

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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Forward Contracts
The following table presents the gross notional amounts and the estimated fair values recorded within other assets and liabilities related to our non-qualifying foreign currency forward exchange rate hedging relationships as at September 30, 2018 and December 31, 2017.

	September 30, 2018			December 31, 2017
		Fair Value			Fair Value
	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
Foreign exchange forward - AUD	$35,090	$236	$—	$57,028	$—	$1,002
Foreign exchange forward - CAD	91,577	42	—	—	—	—
Foreign exchange forward - EUR	29,035	71	500	19,235	46	455
Foreign exchange forward - GBP	251,059	436	5,275	207,323	262	4,312
Total non-qualifying hedges	$406,761	$785	$5,775	$283,586	$308	$5,769
The following table presents the amounts of the net gains (losses) included in earnings related to our non-qualifying foreign currency forward exchange rate contracts during the three and nine months ended September 30, 2018 and 2017.

	Gains (Losses) on non-qualifying-hedges included in net earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Foreign exchange forward - AUD	$957	$—	$3,453	$—
Foreign exchange forward - CAD	(1,782)	—	5,465	—
Foreign exchange forward - EUR	458	—	1,815	(562)
Foreign exchange forward - GBP	4,154	(3,831)	8,389	$(4,701)
Net gains (losses) on non-qualifying hedges	$3,787	$(3,831)	$19,122	$(5,263)

Investments in Call Options on Equities
We use equity call option instruments either to obtain exposure to a particular equity instrument or for yield enhancement, in non-qualifying hedging relationships.
During the nine months ended September 30, 2018, we purchased call options on equities at a cost of $10.0 million and recorded unrealized losses in net earnings of $0.4 million and $5.4 million on the call options for the three and nine months ended September 30, 2018, respectively. We did not have any equity derivative instruments during the nine months ended September 30, 2017 or as at December 31, 2017.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. REINSURANCE BALANCES RECOVERABLE
The following tables provide the total reinsurance balances recoverable as at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Non-life Run-off	Atrium	StarStone	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$932,142	$13,051	$214,963	$1,160,156
IBNR	664,873	31,445	175,302	871,620
Fair value adjustments	(14,489)	886	(1,550)	(15,153)
Fair value adjustments - fair value option	(170,436)	—	—	(170,436)
Total reinsurance reserves recoverable	1,412,090	45,382	388,715	1,846,187
Paid losses recoverable	108,218	(1,808)	22,959	129,369
	$1,520,308	$43,574	$411,674	$1,975,556
Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable	$727,755	$43,574	$411,674	$1,183,003
Reinsurance balances recoverable - fair value option	792,553	—	—	792,553
Total	$1,520,308	$43,574	$411,674	$1,975,556

	December 31, 2017
	Non-life Run-off	Atrium	StarStone	Other	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$932,284	$7,472	$211,650	$16	$1,151,422
IBNR	590,154	31,476	242,620	—	864,250
Fair value adjustments	(12,970)	1,583	(2,253)	—	(13,640)
Fair value adjustments - fair value option	(131,983)	—	—	—	(131,983)
Total reinsurance reserves recoverable	1,377,485	40,531	452,017	16	1,870,049
Paid losses recoverable	128,253	(451)	23,179	—	150,981
	$1,505,738	$40,080	$475,196	$16	$2,021,030
Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable	$963,514	$40,080	$475,196	$16	$1,478,806
Reinsurance balances recoverable - fair value option	542,224	—	—	—	542,224
Total	$1,505,738	$40,080	$475,196	$16	$2,021,030
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
As at September 30, 2018 and December 31, 2017, we had reinsurance balances recoverable of $1,975.6 million and $2,021.0 million, respectively. The decrease of $45.5 million in reinsurance balances recoverable was primarily a result of KaylaRe becoming a wholly-owned subsidiary and reserve reductions in our Non-life Run-off segment and cash collections and commutations made during the nine months ended September 30, 2018, partially offset by the Neon and Novae reinsurance transactions, which closed during the first quarter of 2018, as well as reserve increases in StarStone.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Top Ten Reinsurers

	September 30, 2018
	Non-life Run-off	Atrium	StarStone	Total	% of Total
Top ten reinsurers	$1,167,500	$28,669	$239,686	$1,435,855	72.7%
Other reinsurers > $1 million	335,939	14,232	168,194	518,365	26.2%
Other reinsurers < $1 million	16,869	673	3,794	21,336	1.1%
Total	$1,520,308	$43,574	$411,674	$1,975,556	100.0%

	December 31, 2017
	Non-life Run-off	Atrium	StarStone	Other	Total	% of Total
Top ten reinsurers	$1,166,057	$22,422	$328,257	$—	$1,516,736	75.0%
Other reinsurers > $1 million	322,722	16,631	144,336	—	483,689	24.0%
Other reinsurers < $1 million	16,959	1,027	2,603	16	20,605	1.0%
Total	$1,505,738	$40,080	$475,196	$16	$2,021,030	100.0%

	September 30, 2018	December 31, 2017
Information regarding top ten reinsurers:
Number of top 10 reinsurers rated A- or better	7	6
Number of top 10 non-rated reinsurers (1)	3	4

Top 10 rated A- or better reinsurers recoverables	$1,116,423	$829,164
Top 10 collaterized non-rated reinsurers recoverables (1)	$319,432	$687,572
	$1,435,855	$1,516,736

Single reinsurers that represent 10% or more of total reinsurance balance recoverables as at September 30, 2018:

Hannover Ruck SE (2)	$327,287	$320,047
Lloyd's Syndicates (3)	$303,598	$193,838
(1) For the three non-rated reinsurers at as September 30, 2018 and four non-rated reinsurers as at December 31, 2017, we hold security in the form of pledged assets in trust or letters of credit issued to us in the full amount of the recoverable.
(2) Hannover Ruck SE is rated AA- by Standard & Poor’s and A+ by A.M. Best.
(3) Lloyd's Syndicates are rated A+ by Standard & Poor's and A by A.M. Best.

 Provisions for Uncollectible Reinsurance Balances Recoverable
We evaluate and monitor concentration of credit risk among our reinsurers, and provisions are made for amounts considered potentially uncollectible.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows our reinsurance balances recoverable by rating of reinsurer and our provisions for uncollectible reinsurance balances recoverable ("provisions for bad debt") as at September 30, 2018 and December 31, 2017. The provisions for bad debt all relate to the Non-life Run-off segment.

	September 30, 2018				December 31, 2017
	Gross	Provisions for Bad Debt	Net	Provisions as a % of Gross	Gross	Provisions for Bad Debt	Net	Provisions as a % of Gross
Reinsurers rated A- or above	$1,600,220	$54,960	$1,545,260	3.4%	$1,252,887	$51,115	$1,201,772	4.1%
Reinsurers rated below A-, secured	397,775	—	397,775	—%	771,097	—	771,097	—%
Reinsurers rated below A-, unsecured	135,987	103,466	32,521	76.1%	162,259	114,098	48,161	70.3%
Total	$2,133,982	$158,426	$1,975,556	7.4%	$2,186,243	$165,213	$2,021,030	7.6%

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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the liability for losses and LAE by segment as at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Non-life Run-off	Atrium	StarStone	Total
Outstanding losses	$3,998,430	$83,138	$714,231	$4,795,799
IBNR	3,072,291	152,462	723,987	3,948,740
Fair value adjustments	(120,916)	4,749	(381)	(116,548)
Fair value adjustments - fair value option	(457,215)	—	—	(457,215)
ULAE	340,165	2,418	22,374	364,957
Total	$6,832,755	$242,767	$1,460,211	$8,535,733

Reconciliation to Consolidated Balance Sheet:
Loss and loss adjustment expenses	$3,813,034	$242,767	$1,460,211	$5,516,012
Loss and loss adjustment expenses, at fair value	3,019,721	—	—	3,019,721
Total	$6,832,755	$242,767	$1,460,211	$8,535,733

	December 31, 2017
	Non-life Run-off	Atrium	StarStone	Total
Outstanding losses	$3,185,703	$78,363	$590,977	$3,855,043
IBNR	2,903,927	150,508	599,221	3,653,656
Fair value adjustments	(125,998)	9,547	(555)	(117,006)
Fair value adjustments - fair value option	(314,748)	—	—	(314,748)
ULAE	300,588	2,455	18,100	321,143
Total	$5,949,472	$240,873	$1,207,743	$7,398,088

Reconciliation to Consolidated Balance Sheet:
Loss and loss adjustment expenses	$4,154,803	$240,873	$1,207,743	$5,603,419
Loss and loss adjustment expenses, at fair value	$1,794,669	$—	$—	$1,794,669
Total	$5,949,472	$240,873	$1,207,743	$7,398,088

The overall increase in the liability for losses and LAE between December 31, 2017 and September 30, 2018 was primarily attributable to the assumed reinsurance agreements with Zurich Australia, Neon, Novae and Coca-Cola in our Non-life Run-off segment, as described in Note 3 - "Significant New Business", and the acquisition of KaylaRe, as described in Note 2 - "Acquisitions".

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Balance as at beginning of period	$8,608,387	$7,641,384	$7,398,088	$5,987,867
Less: reinsurance reserves recoverable	1,866,969	1,923,962	1,870,033	1,388,193
Less: deferred charges on retroactive reinsurance	71,393	88,475	80,192	94,551
Net balance as at beginning of period	6,670,025	5,628,947	5,447,863	4,505,123
Net incurred losses and LAE:
Current period	219,050	147,846	468,064	314,791
Prior periods	(65,076)	(72,134)	(201,737)	(151,567)
Total net incurred losses and LAE	153,974	75,712	266,327	163,224
Net paid losses:
Current period	(24,266)	(15,928)	(62,843)	(40,820)
Prior periods	(296,709)	(215,173)	(937,846)	(670,117)
Total net paid losses	(320,975)	(231,101)	(1,000,689)	(710,937)
Effect of exchange rate movement	(26,825)	55,712	(108,659)	139,448
Acquired on purchase of subsidiaries	22,713	3,282	366,519	3,282
Assumed business	103,615	—	1,631,166	1,432,412
Net balance as at September 30	6,602,527	5,532,552	6,602,527	5,532,552
Plus: reinsurance reserves recoverable	1,846,187	1,998,001	1,846,187	1,998,001
Plus: deferred charges on retroactive reinsurance	87,019	85,164	87,019	85,164
Balance as at September 30	$8,535,733	$7,615,717	$8,535,733	$7,615,717

The tables below provide the net incurred losses and LAE by segment for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended				Three Months Ended
	September 30, 2018				September 30, 2017
	Non-life Run-off	Atrium	StarStone	Total	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$195,770	$16,310	$108,895	$320,975	$136,014	$14,131	$80,956	$231,101
Net change in case and LAE reserves	(128,662)	(546)	17,549	(111,659)	(66,392)	239	(934)	(67,087)
Net change in IBNR reserves	(102,148)	2,818	71,160	(28,170)	(120,766)	22,525	30,173	(68,068)
Increase (reduction) in estimates of net ultimate losses	(35,040)	18,582	197,604	181,146	(51,144)	36,895	110,195	95,946
Increase in provisions for bad debt	—	—	—	—	—	242	—	242
Increase (reduction) in provisions for unallocated LAE	(24,460)	(2)	1,582	(22,880)	(16,038)	64	1,247	(14,727)
Amortization of deferred charges	1,582	—	—	1,582	3,311	—	—	3,311
Amortization of fair value adjustments	4,247	(727)	(287)	3,233	3,493	(1,928)	(121)	1,444
Changes in fair value - fair value option	(9,107)	—	—	(9,107)	(10,504)	—	—	(10,504)
Net incurred losses and LAE	$(62,778)	$17,853	$198,899	$153,974	$(70,882)	$35,273	$111,321	$75,712

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended				Nine Months Ended
	September 30, 2018				September 30, 2017
	Non-life Run-off	Atrium	StarStone	Total	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$644,665	$53,187	$302,837	$1,000,689	$436,998	$40,625	$233,314	$710,937
Net change in case and LAE reserves	(376,512)	(98)	38,915	(337,695)	(276,935)	(288)	(2,148)	(279,371)
Net change in IBNR reserves	(413,898)	2,964	75,031	(335,903)	(261,724)	17,179	13,371	(231,174)
Increase (reduction) in estimates of net ultimate losses	(145,745)	56,053	416,783	327,091	(101,661)	57,516	244,537	200,392
Increase (reduction) in provisions for bad debt	—	—	—	—	(735)	242	—	(493)
Increase (reduction) in provisions for unallocated LAE	(48,723)	—	4,012	(44,711)	(41,296)	—	1,533	(39,763)
Amortization of deferred charges	10,381	—	—	10,381	9,387	—	—	9,387
Amortization of fair value adjustments	10,312	(4,102)	(529)	5,681	5,518	(1,808)	(755)	2,955
Changes in fair value - fair value option	(32,115)	—	—	(32,115)	(9,254)	—	—	(9,254)
Net incurred losses and LAE	$(205,890)	$51,951	$420,266	$266,327	$(138,041)	$55,950	$245,315	$163,224

Non-Life Run-off Segment
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the three and nine months ended September 30, 2018 and 2017 for the Non-life Run-off segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Balance as at beginning of period	$7,025,750	$6,317,279	$5,949,472	$4,716,363
Less: reinsurance reserves recoverable	1,462,139	1,500,557	1,377,485	1,000,953
Less: deferred charges on retroactive insurance	71,393	88,475	80,192	94,551
Net balance as at beginning of period	5,492,218	4,728,247	4,491,795	3,620,859
Net incurred losses and LAE:
Current period	10,017	30	15,476	1,205
Prior periods	(72,795)	(70,912)	(221,366)	(139,246)
Total net incurred losses and LAE	(62,778)	(70,882)	(205,890)	(138,041)
Net paid losses:
Current period	(2,713)	(33)	(3,304)	(404)
Prior periods	(193,057)	(135,981)	(641,361)	(436,594)
Total net paid losses	(195,770)	(136,014)	(644,665)	(436,998)
Effect of exchange rate movement	(26,352)	46,080	(102,030)	120,592
Acquired on purchase of subsidiaries	22,713	3,282	173,538	3,282
Assumed business	103,615	—	1,620,898	1,401,019
Net balance as at September 30	5,333,646	4,570,713	5,333,646	4,570,713
Plus: reinsurance reserves recoverable	1,412,090	1,475,855	1,412,090	1,475,855
Plus: deferred charges on retroactive reinsurance	87,019	85,164	87,019	85,164
Balance as at September 30	$6,832,755	$6,131,732	$6,832,755	$6,131,732

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net incurred losses and LAE in the Non-life Run-off segment for the three months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,
	2018			2017
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$193,057	$2,713	$195,770	$135,981	$33	$136,014
Net change in case and LAE reserves	(128,827)	165	(128,662)	(66,376)	(16)	(66,392)
Net change in IBNR reserves	(109,287)	7,139	(102,148)	(120,614)	(152)	(120,766)
Increase (reduction) in estimates of net ultimate losses	(45,057)	10,017	(35,040)	(51,009)	(135)	(51,144)
Increase (reduction) in provisions for unallocated LAE	(24,460)	—	(24,460)	(16,203)	165	(16,038)
Amortization of deferred charges	1,582	—	1,582	3,311	—	3,311
Amortization of fair value adjustments	4,247	—	4,247	3,493	—	3,493
Changes in fair value - fair value option	(9,107)	—	(9,107)	(10,504)	—	(10,504)
Net incurred losses and LAE	$(72,795)	$10,017	$(62,778)	$(70,912)	$30	$(70,882)
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
Three Months Ended September 30, 2018
The reduction in net incurred losses and LAE for the three months ended September 30, 2018 of $62.8 million included net incurred losses and LAE of $10.0 million related to current period net earned premium. Excluding current period net incurred losses and LAE of $10.0 million, the reduction in net incurred losses and LAE liabilities relating to prior periods was $72.8 million, which was attributable to a reduction in estimates of net ultimate losses of $45.1 million, a reduction in provisions for unallocated LAE of $24.5 million relating to 2018 run-off activity and a reduction in the fair value of liabilities of $9.1 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired of $4.2 million and the amortization of the deferred charges of $1.6 million. The reduction in estimates of net ultimate losses of $45.1 million for the three months ended September 30, 2018 included a net reduction in case and IBNR reserves of $238.1 million, partially offset by net losses paid of $193.1 million.
Three Months Ended September 30, 2017
The reduction in net incurred losses and LAE for the three months ended September 30, 2017 of $70.9 million included net incurred losses and LAE of $30 thousand related to current period net earned premium, primarily for the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $30 thousand, the reduction in net incurred losses and LAE liabilities relating to prior periods was $70.9 million, which was attributable to a reduction in estimates of net ultimate losses of $51.0 million, and a reduction in provisions for unallocated LAE of $16.2 million, relating to 2017 run-off activity and a reduction in the fair value of liabilities of $10.5 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $3.5 million and the amortization of the deferred charges of $3.3 million. The reduction in estimates of net ultimate losses of $51.0 million for the three months ended September 30, 2017 included a net change in case and IBNR reserves of $187.0 million, partially offset by net losses paid of $136.0 million.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net incurred losses and LAE in the Non-life Run-off segment for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,
	2018			2017
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$641,361	$3,304	$644,665	$436,594	$404	$436,998
Net change in case and LAE reserves	(377,735)	1,223	(376,512)	(276,903)	(32)	(276,935)
Net change in IBNR reserves	(424,847)	10,949	(413,898)	(262,296)	572	(261,724)
Increase (reduction) in estimates of net ultimate losses	(161,221)	15,476	(145,745)	(102,605)	944	(101,661)
Reduction in provisions for bad debt	—	—	—	(735)	—	(735)
Increase (reduction) in provisions for unallocated LAE	(48,723)	—	(48,723)	(41,557)	261	(41,296)
Amortization of deferred charges	10,381	—	10,381	9,387	—	9,387
Amortization of fair value adjustments	10,312	—	10,312	5,518	—	5,518
Changes in fair value - fair value option	(32,115)	—	(32,115)	(9,254)	—	(9,254)
Net incurred losses and LAE	$(221,366)	$15,476	$(205,890)	$(139,246)	$1,205	$(138,041)

Nine Months Ended September 30, 2018
The reduction in net incurred losses and LAE for the nine months ended September 30, 2018 of $205.9 million included net incurred losses and LAE of $15.5 million related to current period net earned premium. Excluding current period net incurred losses and LAE of $15.5 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $221.4 million, which was attributable to a reduction in estimates of net ultimate losses of $161.2 million, a reduction in provisions for unallocated LAE of $48.7 million and a reduction in the fair value of liabilities of $32.1 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, partially offset by amortization of the deferred charges of $10.4 million and amortization of fair value adjustments over the estimated payout period relating to companies acquired of $10.3 million. The reduction in estimates of net ultimate losses of $161.2 million for the nine months ended September 30, 2018 included a net change in case and IBNR reserves of $802.6 million, partially offset by net losses paid of $641.4 million.
Nine Months Ended September 30, 2017
The reduction in net incurred losses and LAE for the nine months ended September 30, 2017 of $138.0 million included net incurred losses and LAE of $1.2 million related to current period net earned premium, related to the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $1.2 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $139.2 million, which was attributable to a reduction in estimates of net ultimate losses of $102.6 million, a reduction in provisions for unallocated LAE of $41.6 million, a reduction in the fair value of liabilities of $9.3 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option and a reduction in provisions for bad debt of $0.7 million, partially offset by amortization of the deferred charges of $9.4 million and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $5.5 million. The reduction in estimates of net ultimate losses of $102.6 million for the nine months ended September 30, 2017 included a net change in case and IBNR reserves of $539.2 million, partially offset by net losses paid of $436.6 million.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Atrium
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the three and nine months ended September 30, 2018 and 2017 for the Atrium segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Balance as at beginning of period	$234,232	$208,646	$240,873	$212,122
Less: reinsurance reserves recoverable	38,253	29,749	40,531	30,009
Net balance as at beginning of period	195,979	178,897	200,342	182,113
Net incurred losses and LAE:
Current period	20,033	37,284	56,514	66,563
Prior periods	(2,180)	(2,011)	(4,563)	(10,613)
Total net incurred losses and LAE	17,853	35,273	51,951	55,950
Net paid losses:
Current period	(8,080)	(5,139)	(25,699)	(14,799)
Prior periods	(8,230)	(8,992)	(27,488)	(25,826)
Total net paid losses	(16,310)	(14,131)	(53,187)	(40,625)
Effect of exchange rate movement	(137)	1,474	(1,721)	4,075
Net balance as at September 30	197,385	201,513	197,385	201,513
Plus: reinsurance reserves recoverable	45,382	44,207	45,382	44,207
Balance as at September 30	$242,767	$245,720	$242,767	$245,720
Net incurred losses and LAE in the Atrium segment for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,
	2018			2017
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	8,230	8,080	16,310	8,992	5,139	14,131
Net change in case and LAE reserves	(4,142)	3,596	(546)	(2,781)	3,020	239
Net change in IBNR reserves	(5,539)	8,357	2,818	(6,273)	28,798	22,525
Increase (reduction) in estimates of net ultimate losses	(1,451)	20,033	18,582	(62)	36,957	36,895
Increase (reduction) in provisions for bad debt	—	—	—	(96)	338	242
Increase (reduction) in provisions for unallocated LAE	(2)	—	(2)	75	(11)	64
Amortization of fair value adjustments	(727)	—	(727)	(1,928)	—	(1,928)
Net incurred losses and LAE	(2,180)	20,033	17,853	(2,011)	37,284	35,273

	Nine Months Ended September 30,
	2018			2017
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$27,488	$25,699	$53,187	$25,826	$14,799	$40,625
Net change in case and LAE reserves	(9,695)	9,597	(98)	(7,904)	7,616	(288)
Net change in IBNR reserves	(18,254)	21,218	2,964	(26,631)	43,810	17,179
Increase (reduction) in estimates of net ultimate losses	(461)	56,514	56,053	(8,709)	66,225	57,516
Increase (reduction) in provisions for bad debt	—	—	—	(96)	338	242
Amortization of fair value adjustments	(4,102)	—	(4,102)	(1,808)	—	(1,808)
Net incurred losses and LAE	$(4,563)	$56,514	$51,951	$(10,613)	$66,563	$55,950

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

StarStone
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the three and nine months ended September 30, 2018 and 2017 for our StarStone segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Balance as at beginning of period	$1,348,405	$1,115,459	$1,207,743	$1,059,382
Less: reinsurance reserves recoverable	366,577	393,656	452,017	357,231
Net balance as at beginning of period	981,828	721,803	755,726	702,151
Net incurred losses and LAE:
Current period	189,000	110,532	396,074	247,023
Prior periods	9,899	789	24,192	(1,708)
Total net incurred losses and LAE	198,899	111,321	420,266	245,315
Net paid losses:
Current period	(13,473)	(10,756)	(33,840)	(25,617)
Prior periods	(95,422)	(70,200)	(268,997)	(207,697)
Total net paid losses	(108,895)	(80,956)	(302,837)	(233,314)
Effect of exchange rate movement	(336)	8,158	(4,908)	14,781
Acquired on purchase of subsidiaries	—	—	192,981	—
Assumed business	—	—	10,268	31,393
Net balance as at September 30	1,071,496	760,326	1,071,496	760,326
Plus: reinsurance reserves recoverable	388,715	477,939	388,715	477,939
Balance as at September 30	$1,460,211	$1,238,265	$1,460,211	$1,238,265

Net incurred losses and LAE in the StarStone segment for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,
	2018			2017
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$95,422	$13,473	$108,895	$70,200	$10,756	$80,956
Net change in case and LAE reserves	(19,919)	37,468	17,549	(14,037)	13,103	(934)
Net change in IBNR reserves	(63,294)	134,454	71,160	(54,400)	84,573	30,173
Increase in estimates of net ultimate losses	12,209	185,395	197,604	1,763	108,432	110,195
Increase (reduction) in provisions for unallocated LAE	(2,023)	3,605	1,582	(853)	2,100	1,247
Amortization of fair value adjustments	(287)	—	(287)	(121)	—	(121)
Net incurred losses and LAE	$9,899	$189,000	$198,899	$789	$110,532	$111,321

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30,
	2018			2017
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$268,997	$33,840	$302,837	$207,697	$25,617	$233,314
Net change in case and LAE reserves	(55,541)	94,456	38,915	(55,501)	53,353	(2,148)
Net change in IBNR reserves	(183,422)	258,453	75,031	(149,165)	162,536	13,371
Increase in estimates of net ultimate losses	30,034	386,749	416,783	3,031	241,506	244,537
Increase (reduction) in provisions for unallocated LAE	(5,313)	9,325	4,012	(3,984)	5,517	1,533
Amortization of fair value adjustments	(529)	—	(529)	(755)	—	(755)
Net incurred losses and LAE	$24,192	$396,074	$420,266	$(1,708)	$247,023	$245,315

11. POLICY BENEFITS FOR LIFE CONTRACTS
We have acquired long duration contracts that subject us to mortality, longevity and morbidity risks and which are accounted for as life and annuity premiums earned. Life benefit reserves are established using assumptions for investment yields, mortality, morbidity, lapse and expenses, including a provision for adverse deviation. We establish and review our life reserves regularly based upon cash flow projections. We establish and maintain our life reinsurance reserves at a level that we estimate will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support all future cash flow benefit obligations and third-party servicing obligations as they become payable. Policy benefits for life contracts as at September 30, 2018 and December 31, 2017 were $107.5 million and $117.2 million, respectively. Refer to Note 2 - "Significant Accounting Policies" - (d) Policy Benefits for Life and Annuity Contracts" of the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017 for a description of the assumptions used and the process for establishing our assumptions and estimates.

On October 10, 2018, we entered into a Business Transfer Agreement between our wholly-owned subsidiary Alpha Insurance SA and a subsidiary of Monument Insurance Group Limited ("Monument"). This agreement will transfer our remaining life assurance policies to Monument, via a Portfolio Transfer, subject to regulatory approval. The transaction is expected to close in the first half of 2019. Our policy benefits operations do not qualify for inclusion in our reportable segments and are therefore included within other activities. The related assets, as well as the results from these operations, were not significant to our consolidated operations and therefore they have not been classified as a discontinued operation. In addition, our proposed transfer of these life assurance polices to Monument was not classified as a held-for-sale business transaction since the underlying contracts do not meet the definition of a business.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. PREMIUMS WRITTEN AND EARNED
The following table provides a summary of net premiums written and earned in our Non-life Run-off, Atrium and StarStone segments and Other activities for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Non-life Run-off
Gross	$9,912	$17,746	$11,751	$9,345	$16,354	$54,044	$13,956	$15,353
Ceded	(5,134)	(7,304)	(284)	(2,930)	(13,137)	(26,815)	(503)	(5,497)
Net	$4,778	$10,442	$11,467	$6,415	$3,217	$27,229	$13,453	$9,856
Atrium
Gross	$39,995	$42,505	$36,377	$39,591	$130,997	$121,974	$117,355	$111,633
Ceded	(2,854)	(5,528)	(10,388)	(6,818)	(17,779)	(15,252)	(18,120)	(14,260)
Net	$37,141	$36,977	$25,989	$32,773	$113,218	$106,722	$99,235	$97,373
StarStone
Gross	$282,525	$281,467	$200,007	$217,833	$888,867	$761,694	$651,107	$636,137
Ceded	(62,799)	(65,112)	(102,958)	(110,183)	(269,339)	(234,892)	(319,658)	(294,528)
Net	$219,726	$216,355	$97,049	$107,650	$619,528	$526,802	$331,449	$341,609
Other
Gross	$846	$848	$2,424	$1,444	$2,858	$2,878	$4,506	$4,658
Ceded	(24)	(25)	(753)	(257)	13	(3)	(860)	(1,002)
Net	$822	$823	$1,671	$1,187	$2,871	$2,875	$3,646	$3,656
Total
Gross	$333,278	$342,566	$250,559	$268,213	$1,039,076	$940,590	$786,924	$767,781
Ceded	(70,811)	(77,969)	(114,383)	(120,188)	(300,242)	(276,962)	(339,141)	(315,287)
Total	$262,467	$264,597	$136,176	$148,025	$738,834	$663,628	$447,783	$452,494

13. GOODWILL AND INTANGIBLE ASSETS
The following table presents a reconciliation of the beginning and ending goodwill, intangible assets and the deferred charges during the nine months ended September 30, 2018:

	Goodwill	Intangible assets with a definite life - Other	Intangible assets with an indefinite life	Total	Intangible assets with a definite life - FVA	Other assets - Deferred Charges
Balance as at January 1, 2018	$73,071	$20,487	$87,031	$180,589	$140,393	$80,192
Acquired during the period	41,736	—	—	41,736	3,976	17,208
Amortization	—	(3,030)	—	(3,030)	(6,138)	(10,381)
Balance as at September 30, 2018	$114,807	$17,457	$87,031	$219,295	$138,231	$87,019
Refer to Note 2 - "Acquisitions" for further details on the goodwill acquired during the period. Refer to Note 3 - "Significant New Business" for further details on the new deferred charges recorded during the period. Refer to Note 14 - "Goodwill, Intangible assets and Deferred Charges" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017 for more information on goodwill, intangible assets and the deferred charges.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of the amortization recorded on the intangible assets for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Intangible asset amortization	$3,922	$3,105	$9,168	$5,353
The gross carrying value, accumulated amortization and net carrying value of intangible assets by type and the deferred charges as at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018			December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with a definite life:
Fair value adjustments:
Losses and LAE liabilities	$467,944	$(351,396)	$116,548	$462,455	$(345,449)	$117,006
Reinsurance balances recoverable	(180,732)	165,579	(15,153)	(179,219)	165,579	(13,640)
Other Assets	(48,840)	838	(48,002)	(48,840)	440	(48,400)
Other Liabilities	85,845	(1,007)	84,838	85,845	(418)	85,427
Total	$324,217	$(185,986)	$138,231	$320,241	$(179,848)	$140,393
Other:
Distribution channel	$20,000	$(6,443)	$13,557	$20,000	$(5,444)	$14,556
Technology	15,000	(14,716)	284	15,000	(13,210)	1,790
Brand	7,000	(3,384)	3,616	7,000	(2,859)	4,141
Total	$42,000	$(24,543)	$17,457	$42,000	$(21,513)	$20,487
Intangible assets with an indefinite life:
Lloyd’s syndicate capacity	$37,031	$—	$37,031	$37,031	$—	$37,031
Licenses	19,900	—	19,900	19,900	—	19,900
Management contract	30,100	—	30,100	30,100	—	30,100
Total	$87,031	$—	$87,031	$87,031	$—	$87,031

Deferred charges on retroactive reinsurance	$295,851	$(208,832)	$87,019	$278,643	$(198,451)	$80,192

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. DEBT OBLIGATIONS
We utilize debt arrangements primarily for acquisitions and, from time to time, for general corporate purposes. Debt obligations as at September 30, 2018 and December 31, 2017 were as follows:

Facility	Origination Date	Term	September 30, 2018	December 31, 2017
Senior Notes	March 10, 2017	5 years	$350,000	$350,000
Less: Unamortized debt issuance costs			(2,030)	(2,484)
Total Senior Notes			347,970	347,516
EGL Revolving Credit Facility	August 16, 2018	5 years	46,500	—
Previous EGL Revolving Credit Facility	September 16, 2014	5 years	—	225,110
EGL Term Loan Facility	November 18, 2016	3 years	—	74,063
Total debt obligations			$394,470	$646,689
The table below provides a summary of the total interest expense for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest expense on debt obligations	$4,552	$6,219	$20,822	$18,576
Funds withheld balances and other	88	191	751	2,275
Total interest expense	$4,640	$6,410	$21,573	$20,851
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
EGL Revolving Credit Facility
On August 16, 2018, we and certain of our subsidiaries, as borrowers and guarantors, entered into a new five-year unsecured $600.0 million revolving credit agreement. The credit agreement expires in August 2023 and we have the option to increase the commitments under the facility by up to an aggregate of $400.0 million. Borrowings under the facility will bear interest at a rate based on the Company's long term senior unsecured debt ratings. In connection with our entry into the credit agreement described above, we terminated and fully repaid our previous revolving credit agreement, which was originated on September 16, 2014 and was most recently amended on July 17, 2018.
As at September 30, 2018, we were permitted to borrow up to an aggregate of $600.0 million under the facility. As at September 30, 2018, there was $553.5 million of available unutilized capacity under the facility. Subsequent to September 30, 2018, we repaid $10.0 million, bringing the unutilized capacity under this facility to $563.5 million.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial and business covenants imposed on us, in relation to the new revolving credit facility, include certain limitations on mergers and consolidations, acquisitions, indebtedness and guarantees, restrictions as to dispositions of stock and assets, and limitations on liens. Generally, the financial covenants require us to maintain a gearing ratio of consolidated indebtedness to total capitalization of not greater than 0.35 to 1.0 and to maintain a consolidated net worth of not less than the aggregate of (i) $2.3 billion, (ii) 50% of the net income available for distribution to the Company’s ordinary shareholders at any time after June 30, 2018, and (iii) 50% of the proceeds of any common stock issuance by the Company. In addition, we must maintain eligible capital in excess of the enhanced capital requirement imposed on us by the Bermuda Monetary Authority pursuant to the Insurance (Group Supervision) Rules 2011 of Bermuda. We are in compliance with the covenants of the EGL Revolving Credit Facility.
As at September 30, 2018 and December 31, 2017, there were borrowings of €nil and €50.0 million ($60.1 million), respectively, under our revolving credit facilities in effect as of such dates that were designated as non-derivative hedges of our net investment in certain subsidiaries whose functional currency is denominated in Euros. These borrowings were repaid in full during the three months ended September 30, 2018 and the non-derivative hedge was replaced by a Euro-denominated foreign currency forward exchange rate contract in a qualifying hedging arrangement. Refer to Note 8 - "Derivative and Hedging Instruments" for more information on our derivative and non-derivative hedging instruments.
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

15. NONCONTROLLING INTERESTS
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest ("RNCI") as at September 30, 2018 and December 31, 2017 comprises the ownership interests held by the Trident V Funds ("Trident") (39.3%) and Dowling Capital Partners, L.P. ("Dowling") (1.7%) in our subsidiary North Bay Holdings Limited ("North Bay"). North Bay owns our investments in StarStone and Atrium.
The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI as at September 30, 2018 and December 31, 2017:

	Nine Months Ended	For The Year Ended
	September 30, 2018	December 31, 2017
Balance at beginning of period	$479,606	$454,522
Dividends paid	—	(27,458)
Net earnings (losses) attributable to RNCI	(20,097)	19,619
Accumulated other comprehensive earnings (losses) attributable to RNCI	(396)	1,945
Change in redemption value of RNCI	(785)	30,978
Balance at end of period	$458,328	$479,606
We carried the RNCI at its estimated redemption value, which is fair value, as of September 30, 2018. The decrease was primarily attributable to a decrease in the net assets due to net losses relating to StarStone during the nine months ended September 30, 2018.
Refer to Note 20 - "Related Party Transactions" and Note 21 - "Commitments and Contingencies" for additional information regarding RNCI.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Noncontrolling Interest
As at September 30, 2018 and December 31, 2017, we had $10.3 million and $9.3 million, respectively, of noncontrolling interest ("NCI") related to external interests in two of our non-life run-off subsidiaries.
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
Issue of Series D Preferred Shares
On June 28, 2018, the Company raised $400.0 million through the public offering of 16,000 shares of its 7.00% non-cumulative fixed-to-floating rate Series D perpetual preferred shares ("Series D Preferred Shares") (equivalent to 16,000,000 depositary shares, each of which represents a 1/1,000th interest in a Series D Preferred Share), $1.00 par value and $25,000 liquidation preference (the "Liquidation Preference") per share (equivalent to $25.00 per Depositary Share). After underwriting discounts and other expenses, the Company received net proceeds of $389.2 million which was used to repay a portion of amounts outstanding under the EGL Revolving Credit Facility and repaid in full the EGL Term Loan Facility.
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
On July 31, 2018, our Board of Directors declared a cash dividend of $320.83 per Series D Preferred share (equivalent to $0.32083 per depositary share), paid on September 1, 2018 to shareholders of record on August 15, 2018. On November 6, 2018 our Board of Directors declared a cash dividend of $437.50 per Series D Preferred share (equivalent to $0.43750 per depositary share), which is payable on December 1, 2018 to shareholders of record on November 15, 2018.

Refer to Note 17 - "Share Capital" of the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information on our share capital.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net earnings per ordinary share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Earnings (losses) attributable to Enstar Group Limited ordinary shareholders:
Net earnings (loss) from continuing operations	$(15,965)	$35,498	$(48,931)	$184,864
Net earnings (loss) from discontinued operations	—	3,495	—	(1,005)
Net earnings (loss) attributable to Enstar Group Limited attributable to Enstar Group Limited ordinary shareholders	(15,965)	38,993	(48,931)	183,859
Denominator:
Weighted average ordinary shares outstanding — basic	21,440,914	19,392,120	20,444,634	19,384,897
Effect of dilutive securities:
Share-based compensation plans	143,833	90,118	129,313	58,239
Warrants	80,609	76,930	79,597	72,851
Weighted average ordinary shares outstanding — diluted	21,665,356	19,559,168	20,653,544	19,515,987

Earnings (losses) per ordinary share attributable to Enstar Group Limited:
Basic:
Net earnings (loss) from continuing operations	$(0.74)	$1.83	$(2.39)	$9.54
Net earnings (loss) from discontinued operations	—	0.18	$—	$(0.05)
Net earnings (loss) per ordinary share	$(0.74)	$2.01	$(2.39)	$9.49
Diluted(1) :
Net earnings (loss) from continuing operations	$(0.74)	$1.81	$(2.39)	$9.47
Net earnings (loss) from discontinued operations	—	0.18	$—	$(0.05)
Net earnings (loss) per ordinary share	$(0.74)	$1.99	$(2.39)	$9.42
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
The table below provides the expenses related to the share-based compensation plans, employee share purchase plan, and pension plans for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Share-based Compensation Expense	$3,865	$9,234	$14,384	$19,213

Employee Share Purchase Plan	$115	$86	$325	$252

Pension Expense	$2,818	$3,998	$8,640	$9,483

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
Interim Tax Expense
The effective tax rates on income for the three and nine months ended September 30, 2018 were (3.5)% and (7.8)%, respectively, as compared to 6.5% and 1.6%, respectively for the comparative periods in 2017. The effective tax rate on income differs from the statutory rate of 0% due to tax on foreign operations, primarily the United States and the United Kingdom. We have foreign operating subsidiaries and branch operations principally located in the United States, United Kingdom, Continental Europe and Australia that are subject to federal, foreign, state and local taxes in those jurisdictions. Deferred income tax liabilities have not been accrued with respect to the undistributed earnings of our foreign subsidiaries. If the earnings were to be distributed, as dividends or other distributions, withholding taxes may be imposed by the jurisdiction of the paying subsidiary. For our U.S. subsidiaries, we have not currently accrued any withholding taxes with respect to un-remitted earnings as management has no current intention of remitting these earnings. For our United Kingdom subsidiaries, there are no withholding taxes imposed. For our other foreign subsidiaries, it would not be practicable to compute such amounts due to a variety of factors, including the amount, timing, and manner of any repatriation. Because we operate in many jurisdictions, our net earnings are subject to risk due to changing tax laws and tax rates around the world. The current, rapidly changing economic environment may increase the likelihood of substantial changes to tax laws in the jurisdictions in which we operate.
Assessment of Valuation Allowance on Deferred Tax Asset
We have estimated the future taxable income of our foreign subsidiaries and have provided a valuation allowance in respect of loss carryforwards where we do not expect to realize a benefit. We have considered all available evidence using a "more than likely than not" standard in determining the amount of the valuation allowance. During the three and nine months ended September 30, 2018, we had no change in our assessment of our valuation allowance on deferred tax assets.
Accounting for Uncertainty in Income Taxes
There were no unrecognized tax benefits relating to uncertain tax positions as at September 30, 2018 and December 31, 2017.
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
In addition, we have entered into certain agreements with Trident with respect to Trident’s co-investments in the Atrium, Arden, and StarStone acquisitions. These include investors’ agreements and shareholders’ agreements, which provide for, among other things:  (i) our right to redeem Trident’s equity interest in the Atrium/Arden and StarStone transactions in cash at fair market value within the 90 days following September 6, 2018 and April 1, 2019, respectively, and at any time following September 6, 2020 and April 1, 2021, respectively; and (ii) Trident’s right to have its equity co-investment interests in the Atrium/Arden and StarStone transactions redeemed by us at fair market value (which we may satisfy in either cash or our ordinary shares) following September 6, 2020 and April 1, 2021, respectively. Pursuant to the terms of the shareholders’ agreements, Mr. Carey serves as a Trident representative on the boards of the holding companies established in connection with the Atrium/Arden and StarStone co-investment transactions. Trident also has a second representative on these boards who is a Stone Point employee. As at September 30, 2018 and December 31, 2017, the RNCI on our balance sheet relating to these Trident co-investment transactions was as follows:

	September 30, 2018	December 31, 2017
Redeemable Noncontrolling Interest	439,255	459,649
As at September 30, 2018, we had the following relationships with Stone Point and its affiliates:

•	Investments in funds (carried within other investments) managed by Stone Point, with respect to which we recognized unrealized gains and interest income;

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
The following table presents the amounts included in our consolidated balance sheet related to our related party transactions with Stone Point and its affiliated entities:

	September 30, 2018	December 31, 2017
Investments in funds managed by Stone Point	$375,406	$255,905
Investments in registered investment companies affiliated with entities owned by Trident or Stone Point	34,682	22,060
Investments managed by Eagle Point Credit Management and PRIMA Capital Advisors	252,017	183,448
Investments in funds managed by Sound Point Capital	37,254	27,429
Investments in CLO equity securities with Sound Point Capital as collateral manager	16,206	17,760
Separate account managed by Sound Point Capital	5,231	63,572
Total investments	$720,796	$570,174

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the amounts included in net earnings related to our related party transactions with Stone Point and its affiliated entities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net unrealized gains on funds managed by Stone Point	$9,598	$6,137	$11,850	$17,787
Net unrealized gains (losses) on registered investment companies affiliated with entities owned by Trident or Stone Point	(283)	86	6,267	5,123
Interest income on registered investment companies affiliated with entities owned by Trident	707	1,138	2,617	2,412
Management fees on investments managed by Eagle Point Credit Management and PRIMA Capital Advisors	(242)	(160)	(696)	(451)
Net unrealized gains on investments in funds managed by Sound Point Capital	394	576	156	1,370
Net unrealized losses on investments in CLO equity securities with Sound Point Capital as collateral manager	(931)	(1,090)	(1,554)	(3,584)
Interest income on investments in CLO equity securities with Sound Point Capital as collateral manager	1,106	1,118	3,595	3,598
Management fees on separate account managed by Sound Point Capital	(6)	(71)	(167)	(224)
Total investment earnings	$10,343	$7,734	$22,068	$26,031
CPPIB
Canada Pension Plan Investment Board ("CPPIB") owns approximately 8.4% of our voting ordinary shares and additional non-voting shares that, together with its voting ordinary shares held indirectly, represented an economic interest of approximately 17.9% as of September 30, 2018. Poul Winslow, of CPPIB, was appointed to our Board on September 29, 2015 in connection with CPPIB's shareholder rights agreement with us. Approximately 4.1% of our voting ordinary shares are held indirectly by CPPIB through CPPIB Epsilon Ontario Limited Partnership ("CPPIB LP"). CPPIB is the sole limited partner of CPPIB LP. CPPIB Epsilon Ontario Trust ("CPPIB Trust") is the general partner of CPPIB LP, and Mr. Winslow is a trustee of CPPIB Trust. By virtue of his role as a trustee of CPPIB Trust, in its capacity as general partner of CPPIB LP, Mr. Winslow has shared voting and shared dispositive power over the shares, but has no pecuniary interest in the shares.
We also have a pre-existing reinsurance balances recoverable based on normal commercial terms from Continental Assurance Company, a company acquired by Wilton Re Ltd. ("Wilton Re"). CPPIB, together with management of Wilton Re, owns 100% of the common stock of Wilton Re. The reinsurance balances recoverable on our consolidated balance sheet as at September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018	December 31, 2017
Reinsurance balances recoverable	$6,884	$7,003
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
As at December 31, 2017, KaylaRe had investments in a fund managed by Hillhouse. On May 14, 2018, KaylaRe was acquired (refer to Note 2 - "Acquisitions" for further details), at which point KaylaRe was consolidated and KaylaRe's investment in Hillhouse InRe Fund, L.P. was recorded within other investments on our consolidated balance sheet.
As at September 30, 2018, we had investments in each of Gaoling Fund, L.P., China Value Fund, L.P. and Hillhouse InRe Fund, L.P., which are funds managed by Hillhouse, with respect to which we recognized unrealized losses.
Our consolidated balance sheet as at September 30, 2018 and December 31, 2017 included the following balances related to transactions between us and Hillhouse and its affiliated entities:

	September 30, 2018	December 31, 2017
Investments in funds managed by Hillhouse, held by equity method investments	$—	$456,660

Investment in funds managed by Hillhouse	$903,568	$—
The increase in the investment in funds managed by Hillhouse was primarily due to consolidation of the Hillhouse InRe Fund, L.P. which was previously held by KaylaRe, our equity method investee, and additional subscriptions of $445.5 million.
We incurred fees of approximately $8.5 million for the nine months ended September 30, 2018 to Hillhouse and its affiliated entities in relation to the management of the funds described above.
Citco
In June 2018, our subsidiary made a $50.0 million indirect investment in the shares of Citco III Limited ("Citco"), a fund administrator with global operations. Pursuant to an investment agreement and in consideration for participation therein, a related party of Hillhouse Capital provides investment support to our subsidiary. In a private transaction that preceded our co-investment opportunity, certain Citco shareholders, including Trident, agreed to sell all or a portion of their interests in Citco. As of September 30, 2018, Trident owned an approximate 3.4% interest in Citco. Mr. Carey currently serves as an observer to the board of directors of Citco in connection with Trident's investment therein.

	September 30, 2018	December 31, 2017
Investment in Citco	$49,606	$—

Monument
Monument was established in October 2016 and Enstar has invested a total of $26.6 million in the common and preferred shares of Monument. We have approximately a 26.6% interest in Monument. In connection with our investment in Monument, we entered into a Shareholders Agreement with the other shareholders. We recorded the investment in Monument using the equity method basis of accounting, as we concluded that we are not required to consolidate based on the guidance in ASC 810 - Consolidation.
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
On October 10, 2018, we entered into a Business Transfer Agreement between our wholly-owned subsidiary Alpha Insurance SA and a subsidiary of Monument. This agreement will transfer our remaining life assurance policies to Monument, via a Portfolio Transfer, subject to regulatory approval. The transaction is expected to close in the first half of 2019.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our investment in the common and preferred shares of Monument, carried in other assets on our consolidated balance sheet, as at September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018	December 31, 2017
Investment in Monument	$35,587	$15,960
Clear Spring (formerly SeaBright)
Effective January 1, 2017, we sold SeaBright Insurance Company (“SeaBright Insurance”) and its licenses to Delaware Life Insurance Company ("Delaware Life"), a subsidiary of Guggenheim Partners, LLC. Following the sale, SeaBright Insurance was renamed Clear Spring Property and Casualty Company (“Clear Spring”). Clear Spring was subsequently capitalized with $56.0 million of equity, with Enstar retaining a 20% indirect equity interest in Clear Spring.
We have recorded the investment in Clear Spring using the equity method basis of accounting, pursuant to the conclusion that we are not required to consolidate following an analysis based on the guidance in ASC 810 - Consolidation. Our investment in the common shares of Clear Spring, carried in other assets on our consolidated balance sheet, as at September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018	December 31, 2017
Investment in Clear Spring	$10,565	$10,596
Effective January 1, 2017, StarStone National Insurance Company (“StarStone National”) entered into a quota share treaty with Clear Spring pursuant to which Clear Spring reinsures 33.3% of core workers compensation business written by StarStone National.
Effective January 1, 2017, Cavello Bay Reinsurance Limited ("Cavello Bay") entered into a quota share treaty with Clear Spring pursuant to which Cavello Bay reinsures 25% of all workers compensation business written by Clear Spring.

Our consolidated balance sheet as at September 30, 2018 and December 31, 2017 included the following balances related to transactions between us and Clear Spring:

	September 30, 2018	December 31, 2017
Balances under StarStone quota share:
Reinsurance balances recoverable	$19,192	$9,053
Prepaid insurance premiums	12,215	13,747
Ceded payable	15,275	13,964
Ceded acquisition costs	2,920	3,186

Balances under Cavello Bay quota share:
Losses and LAE	4,682	2,231
Unearned reinsurance premiums	3,054	3,437
Funds held	8,744	5,095

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our consolidated statement of earnings for the three and nine months ended September 30, 2018 and September 30, 2017 included the following amounts related to transactions between us and Clear Spring:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Transactions under StarStone quota share:
Ceded premium earned	$(6,926)	$(8,393)	$(21,564)	$(8,393)
Ceded incurred losses and LAE	3,823	2,068	12,429	2,068
Ceded acquisition costs	981	5,540	4,892	5,540

Transactions under Cavello Bay quota share:
Premium earned	3,482	2,098	5,391	2,098
Net incurred losses and LAE	(2,346)	(1,385)	(3,107)	(1,385)
Acquisition costs	(721)	(1,198)	(1,275)	(1,198)

Net income statement amounts	$(1,707)	$(1,270)	$(3,234)	$(1,270)
AmTrust
Effective July 23, 2018 the Company entered into a Subscription Agreement with Evergreen Parent L.P. ("Evergreen"), K-Z Evergreen, LLC and Trident Pine Acquisition LP ("Trident Pine"). Evergreen is an entity formed by private equity funds managed by Stone Point and the Karfunkel-Zyskind family that intends to acquire approximately 45% of the issued and outstanding shares of common stock of AmTrust Financial Services, Inc. ("AmTrust") that the Karfunkel-Zyskind Family and certain of its affiliates and related parties do not presently own or control. The transaction was approved by AmTrust’s stockholders on June 21, 2018, and is expected to close during the fourth quarter of 2018, subject to the satisfaction of customary closing conditions, including approval by regulatory authorities.
Pursuant to the Subscription Agreement, and subject to the conditions therein, we agreed to purchase equity in Evergreen in the aggregate amount of $200.0 million. The equity interest will be in the form of three separate classes of equity securities issued at the same price and in the same proportion as the equity interest to be purchased by Trident Pine. Following the closing of the transaction, Enstar is expected to own approximately 7.4% of the capital units of Evergreen. Among other conditions, the closing under the Subscription Agreement is contingent on the closing of Evergreen’s transaction with respect to AmTrust.
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
In addition, Fitzwilliam Insurance Limited ("Fitzwilliam"), one of our non-life run-off subsidiaries, ceded $177.2 million of loss reserves to KaylaRe Ltd. in 2016. Under the terms of this reinsurance agreement, Fitzwilliam is entitled to receive a profit commission calculated with reference to reserve savings made during the currency of this agreement. Our Non-life Run-off subsidiaries did not cede any additional business to KaylaRe Ltd. during three and nine months ended September 30, 2018 and 2017.
Our consolidated balance sheet as at December 31, 2017 included the following balances related to transactions between us and KaylaRe and KaylaRe Ltd.:

December 31, 2017
Reinsurance balances recoverable	$357,355
Prepaid reinsurance premiums	116,356
Funds held	174,181
Insurance and reinsurance balances payable	232,884
Ceded acquisition costs	36,070

Our consolidated statement of earnings for the nine months ended September 30, 2018 (prior to consolidation) and September 30, 2017 included the following amounts related to transactions between us and KaylaRe and KaylaRe Ltd.:

	Nine Months Ended
	September 30,
	2018	2017
Management fee income	$1,453	$6,059

Transactions under KaylaRe-StarStone QS:
Ceded premium earned	(52,651)	(170,552)
Net incurred losses	31,654	127,578
Acquisition costs	18,774	67,375

Transactions under Fitzwilliam reinsurance agreement:
Profit Commission	—	11,525
Net incurred losses	—	(12,791)

Net income statement gain (loss) amounts	$(770)	$29,194

21. COMMITMENTS AND CONTINGENCIES
Concentrations of Credit Risk

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
We are also subject to credit risk in relation to funds held by reinsured companies. Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds balance is credited with investment income and losses payable are deducted. We are subject to credit risk if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due. We routinely monitor the creditworthiness of reinsured companies with whom we have funds held arrangements. We have a significant concentration of $1,037.6 million to one reinsured company which has financial strength credit ratings of A+ from A.M. Best and AA from Standard & Poor's.
We limit the amount of credit exposure to any one counterparty, and none of our counterparty credit exposures, excluding U.S. government instruments and the funds held counterparty noted above, exceeded 10% of shareholders’ equity as at September 30, 2018. Our credit exposure to the U.S. government was $787.9 million as at September 30, 2018.

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
Unfunded Investment Commitments
As at September 30, 2018, we had total unfunded investment commitments to private equity funds of $200.0 million and commitments of $200.0 million related to our investment in AmTrust as discussed in Note 20 - "Related Party Transactions".
Guarantees
As at September 30, 2018 and December 31, 2017, parental guarantees and capital instruments supporting subsidiaries' policyholder obligations were $620.0 million and $630.7 million, respectively.
On February 8, 2018, we amended and restated the FAL Facility to issue up to $325.0 million of letters of credit, with a provision to increase the facility up to $400.0 million. The FAL Facility is available to satisfy our Funds at Lloyd’s requirements and expires in 2022. As at September 30, 2018, there were $295.0 million in letters of credit issued under this facility which have a parental guarantee.

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
Other liabilities included $187.9 million and $205.7 million for indemnity and defense costs for pending and future claims at September 30, 2018 and December 31, 2017, respectively, determined using standard actuarial techniques for asbestos-related exposures. Other liabilities also included $2.1 million and $2.2 million for environmental liabilities associated with Dana properties at September 30, 2018 and December 31, 2017, respectively.

Other assets included $114.8 million and $122.3 million at September 30, 2018 and December 31, 2017, respectively, for estimated insurance recoveries relating to these liabilities. The recorded asset represents our assessment of the capacity of the insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recognition of these recoveries is based on an assessment of the right to recover under the respective contracts and on the financial strength of the insurers. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if the accrued indemnity and defense costs were paid in full.

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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth selected and unaudited condensed consolidated statement of earnings results by segment for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
	Non-Life Run-Off	Atrium	StarStone	Other	Total
Gross premiums written	$9,912	$39,995	$282,525	$846	$333,278

Net premiums written	$4,778	$37,141	$219,726	$822	$262,467

Net premiums earned	$10,442	$36,977	$216,355	$823	$264,597
Net incurred losses and LAE	62,778	(17,853)	(198,899)	—	(153,974)
Life and Annuity Policy Benefits	—	—	—	(423)	(423)
Acquisition costs	160	(13,215)	(41,079)	(108)	(54,242)
Operating expenses	(37,473)	(3,952)	(38,000)	—	(79,425)
Underwriting income (loss)	35,907	1,957	(61,623)	292	(23,467)
Net investment income	59,247	1,597	9,504	(918)	69,430
Net realized and unrealized gains (losses)	(58,506)	194	989	100	(57,223)
Fees and commission income	3,708	3,242	—	—	6,950
Other income (expense)	11,423	7	117	(4)	11,543
Corporate expenses	(11,433)	(2,770)	—	(8,925)	(23,128)
Interest income (expense)	(5,951)	—	—	1,311	(4,640)
Net foreign exchange gains (losses)	17	(262)	(585)	(210)	(1,040)
EARNINGS (LOSS) BEFORE INCOME TAXES	34,412	3,965	(51,598)	(8,354)	(21,575)
INCOME (TAXES) BENEFIT	(125)	(737)	118	(2)	(746)
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	34,287	3,228	(51,480)	(8,356)	(22,321)
Net loss (earnings) attributable to noncontrolling interest	(1,659)	(1,266)	14,414	—	11,489
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	32,628	1,962	(37,066)	(8,356)	(10,832)
Dividends on preferred shares	—	—	—	(5,133)	(5,133)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$32,628	$1,962	$(37,066)	$(13,489)	$(15,965)

Underwriting ratios(1):
Loss ratio		48.3%	91.9%
Acquisition expense ratio		35.7%	19.0%
Operating expense ratio		10.7%	17.6%
Combined ratio		94.7%	128.5%
(1)Refer to "Underwriting Ratios" for a description of how these ratios are calculated.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2018
	Non-Life Run-Off	Atrium	StarStone	Other	Total
Gross premiums written	$16,354	$130,997	$888,867	$2,858	$1,039,076

Net premiums written	$3,217	$113,218	$619,528	$2,871	$738,834

Net premiums earned	$27,229	$106,722	$526,802	$2,875	$663,628
Net incurred losses and LAE	205,890	(51,951)	(420,266)	—	(266,327)
Life and Annuity Policy Benefits	—	—	—	(217)	(217)
Acquisition costs	(4,524)	(37,996)	(94,775)	(389)	(137,684)
Operating expenses	(114,254)	(12,259)	(106,699)	—	(233,212)
Underwriting income (loss)	114,341	4,516	(94,938)	2,269	26,188
Net investment income	168,189	4,067	25,950	4,012	202,218
Net realized and unrealized losses	(230,829)	(1,889)	(15,150)	(6,803)	(254,671)
Fees and commission income	13,093	10,540	—	—	23,633
Other income (expense)	34,989	127	(432)	(207)	34,477
Corporate expenses	(33,453)	(5,083)	—	(28,677)	(67,213)
Interest income (expense)	(24,562)	—	(547)	3,536	(21,573)
Net foreign exchange gains (losses)	(202)	(1,262)	(1,063)	1,138	(1,389)
EARNINGS (LOSS) BEFORE INCOME TAXES	41,566	11,016	(86,180)	(24,732)	(58,330)
INCOME TAXES	(227)	(1,756)	(2,568)	(13)	(4,564)
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	41,339	9,260	(88,748)	(24,745)	(62,894)
Net loss (earnings) attributable to noncontrolling interest	(4,182)	(3,798)	27,076	—	19,096
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	37,157	5,462	(61,672)	(24,745)	(43,798)
Dividends on preferred shares	—	—	—	(5,133)	(5,133)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$37,157	$5,462	$(61,672)	$(29,878)	$(48,931)

Underwriting ratios(1):
Loss ratio		48.7%	79.8%
Acquisition expense ratio		35.6%	18.0%
Operating expense ratio		11.5%	20.2%
Combined ratio		95.8%	118.0%
(1)Refer to "Underwriting Ratios" for a description of how these ratios are calculated.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2017
	Non-Life Run-Off	Atrium	StarStone	Other	Total
Gross premiums written	$11,751	$36,377	$200,007	$2,424	$250,559

Net premiums written	$11,467	$25,989	$97,049	$1,671	$136,176

Net premiums earned	$6,415	$32,773	$107,650	$1,187	$148,025
Net incurred losses and LAE	70,882	(35,273)	(111,321)	—	(75,712)
Life and Annuity Policy Benefits	—	—	—	(1,060)	(1,060)
Acquisition costs	(1,001)	(11,818)	(11,313)	(149)	(24,281)
Operating expenses	(35,657)	(2,507)	(32,605)	—	(70,769)
Underwriting income (loss)	40,639	(16,825)	(47,589)	(22)	(23,797)
Net investment income	42,829	847	7,592	760	52,028
Net realized and unrealized gains (losses)	25,016	285	5,045	(1,045)	29,301
Fees and commission income (expense)	10,762	5,911	—	(778)	15,895
Other income (expense)	(4,018)	69	91	10	(3,848)
Corporate expenses	(20,326)	37	—	(9,267)	(29,556)
Interest income (expense)	(6,664)	(23)	(382)	659	(6,410)
Net foreign exchange gains (losses)	(3,772)	(43)	1,145	(2,105)	(4,775)
Loss on sale of subsidiary	—	—	—	(6,740)	(6,740)
EARNINGS (LOSS) BEFORE INCOME TAXES	84,466	(9,742)	(34,098)	(18,528)	22,098
INCOME (TAXES) BENEFIT	(970)	(554)	78	14	(1,432)
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	83,496	(10,296)	(34,020)	(18,514)	20,666
NET EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	—	—	—	3,495	3,495
NET EARNINGS (LOSS)	83,496	(10,296)	(34,020)	(15,019)	24,161
Net loss (earnings) attributable to noncontrolling interest	(3,314)	4,223	13,923	—	14,832
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$80,182	$(6,073)	$(20,097)	$(15,019)	$38,993

Underwriting ratios(1):
Loss ratio		107.6%	103.4%
Acquisition expense ratio		36.1%	10.5%
Operating expense ratio		7.6%	30.3%
Combined ratio		151.3%	144.2%
(1)Refer to "Underwriting Ratios" for a description of how these ratios are calculated.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2017
	Non-Life Run-Off	Atrium	StarStone	Other	Total
Gross premiums written	$13,956	$117,355	$651,107	$4,506	$786,924

Net premiums written	$13,453	$99,235	$331,449	$3,646	$447,783

Net premiums earned	$9,856	$97,373	$341,609	$3,656	$452,494
Net incurred losses and LAE	138,041	(55,950)	(245,315)	—	(163,224)
Life and Annuity Policy Benefits	—	—	—	(5,048)	(5,048)
Acquisition costs	(455)	(34,647)	(39,625)	(730)	(75,457)
Operating expenses	(96,767)	(12,227)	(99,576)	—	(208,570)
Underwriting income (loss)	50,675	(5,451)	(42,907)	(2,122)	195
Net investment income	118,130	2,832	20,230	8,992	150,184
Net realized and unrealized gains (losses)	127,130	1,177	18,953	(7,563)	139,697
Fees and commission income (expense)	30,302	17,353	1,166	(2,345)	46,476
Other income	18,679	188	170	169	19,206
Corporate expenses	(66,468)	(7,404)	—	(26,841)	(100,713)
Interest income (expense)	(20,991)	(559)	(1,648)	2,347	(20,851)
Net foreign exchange losses	(6,709)	(4,355)	(1,563)	(2,985)	(15,612)
Loss on sale of subsidiary	—	—	—	(16,349)	(16,349)
EARNINGS (LOSS) BEFORE INCOME TAXES	250,748	3,781	(5,599)	(46,697)	202,233
INCOME (TAXES) BENEFIT	(5,609)	(1,278)	3,648	5	(3,234)
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	245,139	2,503	(1,951)	(46,692)	198,999
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	—	—	—	(1,005)	(1,005)
NET EARNINGS (LOSS)	245,139	2,503	(1,951)	(47,697)	197,994
Net loss (earnings) attributable to noncontrolling interest	(13,944)	(1,027)	836	—	(14,135)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$231,195	$1,476	$(1,115)	$(47,697)	$183,859

Underwriting ratios(1):
Loss ratio		57.5%	71.8%
Acquisition expense ratio		35.6%	11.6%
Operating expense ratio		12.5%	29.2%
Combined ratio		105.6%	112.6%
(1)Refer to "Underwriting Ratios" for a description of how these ratios are calculated.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets by Segment
Invested assets are managed on a subsidiary-by-subsidiary basis, and investment income and realized and unrealized gains (losses) on investments are recognized in each segment as earned. Our total assets as at September 30, 2018 and December 31, 2017 by segment were as follows:

	September 30,	December 31,
	2018	2017
Assets by Segment:
Non-life Run-off	$11,907,196	$10,368,105
Atrium	598,072	556,637
StarStone	3,199,238	3,128,725
Other	(583,278)	(447,045)
Total assets	$15,121,228	$13,606,422

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition as at September 30, 2018 and our results of operations for the three and nine months ended September 30, 2018 and 2017 should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2017. Some of the information contained in this discussion and analysis or included elsewhere in this quarterly report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Business Overview
We are a multi-faceted insurance group that offers innovative capital release solutions and specialty underwriting capabilities through our network of group companies in Bermuda, the United States, the United Kingdom, Continental Europe, Australia, and other international locations.
Our core focus is acquiring and managing insurance and reinsurance business in run-off. Since formation, we have completed the acquisition of over 85 insurance and reinsurance companies and portfolios of business.
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
During the nine months ended September 30, 2018, our book value per ordinary share on a fully diluted basis increased by 1.2% to $161.10 per ordinary share. The increase was primarily due to the issuance of equity related to the acquisition of the portion of KaylaRe that we did not already own, partially offset by the net losses for the nine months ended September 30, 2018.

The table below summarizes the calculation of our fully diluted book value per ordinary share:

	September 30, 2018	December 31, 2017	Change
Numerator:
Total Enstar Group Limited Shareholder's Equity	$3,905,364	$3,136,684	$768,680
Less: Series D Preferred Shares	400,000	—	400,000
Total Enstar Group Limited Ordinary Shareholders' Equity (A)	3,505,364	3,136,684	368,680
Proceeds from assumed conversion of warrants[1]	20,229	20,229	—
Numerator for fully diluted book value per ordinary share calculations (B)	$3,525,593	$3,156,913	$368,680

Denominator:
Ordinary shares outstanding (C)	21,443,789	19,406,722	2,037,067
Effect of dilutive securities:
Share-based compensation plans	265,269	248,144	17,125
Warrants(1)	175,901	175,901	—
Fully diluted ordinary shares outstanding (D)	21,884,959	19,830,767	2,054,192

Book value per ordinary share
Basic book value per ordinary share = (A) / (C)	$163.47	$161.63	$1.84
Fully diluted book value per ordinary share = (B) / (D)	$161.10	$159.19	$1.91

(1)
There are warrants outstanding to acquire 175,901 Series C Non-Voting Ordinary Shares for an exercise price of $115.00 per share, subject to certain adjustments (the "Warrants"). The Warrants were issued in April 2011 and expire in April 2021. The Warrant holder may, at its election, satisfy the exercise price of the Warrants on a cashless basis by surrender of shares otherwise issuable upon exercise of the Warrants in accordance with a formula set forth in the Warrants.

Current Outlook
Run-off
Our business strategy includes generating growth through acquisitions and reinsurance transactions, particularly in our Non-life Run-off segment, and during the first nine months of 2018 we have completed four significant reinsurance transactions with Zurich Insurance Group ("Zurich"), Neon Underwriting Limited ("Neon"), Novae Syndicate 2007 ("Novae") and The Coca-Cola Company ("Coca-Cola"), in which we assumed aggregate gross and net reserves, including fair value adjustments, of $2,010.9 million and $1,638.1 million, respectively. As at September 30, 2018, our non-life run-off gross and net reserves were $6.8 billion and $5.3 billion, respectively, and we continue to evaluate opportunities for future growth.
In the third quarter of 2018, we also announced the purchase of Maiden Reinsurance North America, Inc. (“Maiden Re North America”), which we expect to close in the fourth quarter of 2018. As part of the Maiden transaction we expect to pay $307.5 million, subject to certain closing adjustments, as the purchase price and assume approximately $1.3 billion of net loss and loss adjustment expense reserves and unearned premium reserves.
On September 30, 2018, we completed the acquisition of Yosemite Insurance Company, which is now domiciled in Oklahoma. Although the acquired balances were not material, the transaction is notable for its strategic value. The State of Oklahoma has enacted Insurance Business Transfer legislation, which became effective November 1, 2018. The legislation will allow us to acquire U.S. loss reserves from insurers and reinsurers domiciled in any U.S. state via a court-approved statutory novation process.
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
Underwriting
Our underwriting results can be affected by changes in premium rates, significant losses, development of prior year loss reserves and current year underwriting margins. Underwriting margins, premium rates, and terms of conditions continue to be under pressure in certain business lines. We continue to see overcapacity in many markets, which can impact premium rates and/or terms and conditions. If general economic conditions worsen, a decrease in the level of economic activity may impact insurable risks and our ability to write premium that is acceptable to us. We may adjust our level of reinsurance to maintain an amount of net exposure that is aligned with our risk tolerance.
Our industry continues to experience challenging underwriting market conditions, and our strategy is to continue to focus on a disciplined underwriting approach and strong risk management practices. As previously disclosed, we have affirmed our continued ownership of our active underwriting businesses, Atrium and StarStone.
At StarStone, we recently appointed new Executive leadership. We expect to position the underwriting portfolio in 2019 to reflect market opportunities and achieve a mix of business for improved underwriting profitability. We partnered with the Trident V funds (managed by Stone Point) in the initial acquisition of StarStone, and together we plan to contribute $100.0 million of additional capital to StarStone during the fourth quarter of 2018.
Investments
Markets are inherently uncertain and investment performance may be impacted by changes in market volatility. We expect to maintain our investment strategy, which is to seek superior risk adjusted returns while preserving liquidity and capital and maintaining a prudent diversification of assets. We will continue allocating a portion of our portfolio to non-investment grade securities or alternative investments, in accordance with our investment guidelines, which provide diversification against our fixed income investments and an opportunity for improved risk-adjusted returns.
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

•
Net realized and unrealized gains or losses. These arise from investments in fixed maturities, funds held, equity securities and other investments. Given the nature of our investments in fixed maturities and the average duration of our fixed maturity securities, the return of our fixed maturities investments will be impacted by changes in interest rates. In a rising rate environment, securities may experience unrealized losses prior to maturity. During the first nine months of 2018, we recognized net unrealized losses on our investments of $236.0 million, of which $159.7 million and $45.4 million related to our investments in fixed maturities, trading and funds withheld - directly managed, respectively, primarily due to rising sovereign yields and widening credit spreads. We generally account for our fixed maturity securities as "trading", whereas other companies in our industry may utilize "available-for-sale" accounting. The difference is that unrealized changes on investments classified as trading are recorded through earnings, whereas unrealized changes on investments classified as available-for-sale are recorded directly to shareholders' equity. We may experience further unrealized losses on our fixed maturity investments, depending on investment conditions and general economic conditions. Unrealized amounts would only become realized in the event of a sale of the specific securities prior to maturity or a credit default. For further information on the sensitivity of our portfolio to changes in interest rates, refer to the Interest Rate Risk section within Item 3. "Quantitative and Qualitative Disclosures About Market Risk", included within this Quarterly Report on Form 10-Q. For further discussion of our investments, see "Investable Assets" below.

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
Acquisitions and Significant New Business
Maiden Re North America
On August 31, 2018, we entered into a definitive agreement to acquire Maiden Reinsurance North America, Inc. (“Maiden Re North America”) from a subsidiary of Maiden Holdings, Ltd.  Maiden Re North America is a diversified insurance company domiciled in Missouri that provides property and casualty treaty reinsurance, casualty facultative reinsurance and accident and health treaty reinsurance.  As part of the transaction, an Enstar subsidiary will novate and assume certain reinsurance agreements from Maiden Re North America’s Bermuda reinsurer, including certain reinsurance agreements with Maiden Re North America.
The net consideration payable in the transactions is $307.5 million, subject to certain closing adjustments. We will assume approximately $1.3 billion of net loss and loss adjustment expense reserves and unearned premium reserves upon closing.
We will operate the business in run-off, and we expect to finance the purchase price through a combination of cash on hand and borrowings under our revolving credit facility. Completion of the transaction is conditioned on, among other things, governmental and regulatory approvals and satisfaction of various customary closing conditions. The transaction is expected to close in the fourth quarter of 2018.
Coca-Cola
On August 1, 2018, we entered into a reinsurance transaction with The Coca-Cola Company and its subsidiaries ("Coca-Cola"), pursuant to which we reinsured certain of Coca-Cola's retention and deductible risks under its subsidiaries' U.S. workers' compensation, auto liability, general liability and product liability insurance coverage. We assumed total gross reserves of $120.8 million for cash consideration of $103.6 million and recorded a deferred charge of $17.2 million, included in other assets. We transferred the cash consideration of $103.6 million into a trust to support our obligations under the reinsurance agreement.
KaylaRe
On May 14, 2018, we acquired all of the outstanding shares and warrants of KaylaRe, following the receipt of all required regulatory approvals. In consideration for the acquired shares and warrants of KaylaRe, we issued an aggregate of 2,007,017 of our ordinary shares to the shareholders of KaylaRe, comprising 1,501,778 voting ordinary shares and 505,239 Series E non-voting ordinary shares. As a result of this transaction, we recognized goodwill of $41.7 million and net income of $0.4 million due to the remeasurement of the previously held equity method investment to its fair value, partially offset by the settlement of preexisting relationships. For a detailed discussion of various transactions related to KaylaRe and its other shareholders, refer to Note 2 - "Acquisitions" and Note 20 - "Related Party Transactions" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
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

Businesses Sold, Held for Sale and Assets Sold
Alpha
On October 10, 2018, we entered into a Business Transfer Agreement between our wholly-owned subsidiary Alpha Insurance SA and a subsidiary of Monument Insurance Group Limited ("Monument"). This agreement will transfer our remaining life assurance policies to Monument, via a Portfolio Transfer, subject to regulatory approval. The transaction is expected to close in the first half of 2019. We have an investment in Monument, as described further in Note 20 - "Related Party Transactions" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. Our policy benefits operations do not qualify for inclusion in our reportable segments and are therefore included within other activities. The related assets, as well as the results from these operations, were not significant to our consolidated operations and therefore they have not been classified as a discontinued operation. In addition, our proposed transfer of these life assurance polices to Monument was not classified as a held-for-sale business transaction since the underlying contracts do not meet the definition of a business.
Life Settlements
During the three months ended June 30, 2018, we sold our investments in life settlement contracts, which were carried at cost. Our life settlement investments do not qualify for inclusion in our reportable segments and therefore were included within other activities. The related assets, as well as the results from these operations, were not significant to our consolidated operations and therefore they have not been classified as a discontinued operation. In addition, our sale of these investments was not classified as a held-for-sale business transaction since the underlying contracts do not meet the definition of a business.
Pavonia
On December 29, 2017, we completed the previously announced sale of Pavonia Holdings (US), Inc. (“Pavonia”) to Southland National Holdings, Inc. (“Southland”), a Delaware corporation and a subsidiary of Global Bankers Insurance Group, LLC. The aggregate purchase price was $120.0 million. The proceeds were used to make repayments under our revolving credit facility.
Pavonia owns Pavonia Life Insurance Company of Michigan (“PLIC MI”) and Enstar Life (US), Inc. Southland has agreed to acquire Pavonia Life Insurance Company of New York ("PLIC NY") for $13.1 million in a second closing that is subject to regulatory approval. In the event that the second closing has not occurred by December 29, 2018 (unless further extended by the parties), we will evaluate strategic alternatives for PLIC NY, which may include the pursuit of an alternative sale transaction or a plan to retain the business. The additional purchase price represents the cash consideration paid to PLIC MI when we acquired PLIC NY from PLIC MI as a result of the restructuring of the first closing of the transaction.
Laguna
On August 29, 2017, we completed a transaction to sell Laguna Life DAC (“Laguna”) for total consideration of €25.6 million (approximately $30.8 million) to a subsidiary of Monument. We have an investment in Monument, as described further in Note 20 - "Related Party Transactions" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. Laguna was classified as held-for-sale during 2017 prior to its sale.
Issuance of Series D Preferred Shares
On June 27, 2018, we effected a public offering of $400.0 million of our 7.00% fixed-to-floating rate non-cumulative Series D perpetual preferred shares ("Series D Preferred Shares") (16,000 shares, represented by 16,000,000 depositary shares, each of which represents a 1/1,000th interest in a Series D Preferred Share), $1.00 par value and $25,000 liquidation preference per share (equivalent to $25 per depositary share). For a detailed discussion of the Series D Preferred Shares issuance, refer to Note 16 - "Share Capital" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
The net proceeds of $389.2 million from this offering were used to repay a portion of amounts outstanding under our revolving credit facility and to fully repay our term loan facility.

Non-GAAP Financial Measures
In addition to presenting net earnings (losses) attributable to Enstar Group Limited ordinary shareholders and diluted earnings (losses) per ordinary share determined in accordance with U.S. GAAP, we believe that presenting non-GAAP operating income (loss) attributable to Enstar Group Limited ordinary shareholders and fully diluted non-GAAP operating income (loss) per ordinary share, non-GAAP financial measures as defined in Item 10(e) of Regulation S-K, provides investors with valuable measures of our performance.
Non-GAAP operating income (loss) excludes: (i) net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed, (ii) change in fair value of insurance contracts for which we have elected the fair value option, (iii) gain (loss) on sale of subsidiaries, (iv) net earnings (loss) from discontinued operations, (v) tax effect of these adjustments where applicable, and (vi) attribution of share of adjustments to noncontrolling interest where applicable. We eliminate the impact of net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed and change in fair value of insurance contracts for which we have elected the fair value option because these items are subject to significant fluctuations in fair value from period to period, driven primarily by market conditions and general economic conditions, and therefore their impact on our earnings is not reflective of the performance of our core operations.  We eliminate the impact of gain (loss) on sale of subsidiaries and net earnings (loss) from discontinued operations as these are non-recurring rather than being reflective of the performance of our core operations.
Further, these non-GAAP measures enable readers of the consolidated financial statements to more easily analyze our results in a manner more aligned with the manner in which management analyzes our underlying performance. We believe that presenting these non-GAAP financial measures, which may be defined and calculated differently by other companies, improves the understanding of our consolidated results of operations. These measures should not be viewed as a substitute for those calculated in accordance with U.S. GAAP.

Non-GAAP operating income (loss) attributable to Enstar Group Limited ordinary shareholders is calculated by the addition or subtraction of certain items from within our consolidated statements of earnings to or from net earnings (loss) attributable to Enstar Group Limited ordinary shareholders, the most directly comparable GAAP financial measure, as illustrated in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(expressed in thousands of U.S. dollars, except share and per share data)
Net earnings (loss) attributable to Enstar Group Limited ordinary shareholders	$(15,965)	$38,993	$(48,931)	$183,859
Adjustments:
Net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed (1)	24,531	1,493	227,333	(54,331)
Change in fair value of insurance contracts for which we have elected the fair value option	(9,107)	(10,504)	(32,115)	(9,254)
Loss on sale of subsidiary	—	6,740	—	16,349
Net (earnings) loss from discontinued operations	—	(3,765)	—	325
Tax effects of adjustments (2)	(1,207)	752	(17,167)	4,170
Adjustments attributable to noncontrolling interest (3)	(799)	1,083	(9,089)	6,056
Non-GAAP operating income (loss) attributable to Enstar Group Limited ordinary shareholders (4)	$(2,547)	$34,792	$120,031	$147,174

Diluted net earnings (loss) per ordinary share	$(0.74)	$1.99	$(2.39)	$9.42
Adjustments:
Net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed (1)	1.14	0.08	11.02	(2.79)
Change in fair value of insurance contracts, net	(0.42)	(0.54)	(1.55)	(0.47)
Loss on sale of subsidiary	—	0.34	—	0.84
Net (earnings) loss from discontinued operations	—	(0.19)	—	0.02
Tax effects of adjustments (2)	(0.06)	0.04	(0.83)	0.21
Adjustments attributable to noncontrolling interest (3)	(0.04)	0.06	(0.44)	0.31
Diluted non-GAAP operating income (loss) per ordinary share (4)	$(0.12)	$1.78	$5.81	$7.54

Weighted average ordinary shares outstanding - diluted	21,665,356	19,559,168	20,653,544	19,515,987
(1) Represents the net realized and unrealized gains and losses related to fixed maturity securities. Our fixed maturity securities are held directly on our balance sheet and also within the "Funds held - directly managed" balance. The changes in the value of these managed funds held balances are described in our financial statement notes as: (i) funds held - directly managed, (ii) embedded derivative on funds held - directly managed, and (iii) the fair value option on funds held - directly managed. Refer to Note 5 - "Investments" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for further details on our net realized and unrealized gains and losses.
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

Consolidated Results of Operations - For the Three and Nine Months Ended September 30, 2018 and 2017
The following table sets forth our unaudited condensed consolidated statements of earnings for each of the periods indicated. For a discussion of the critical accounting policies that affect the results of operations, see "Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2017, and within this Quarterly Report on Form 10-Q.

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2018	2017	Change	2018	2017	Change
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$264,597	$148,025	$116,572	$663,628	$452,494	$211,134
Fees and commission income	6,950	15,895	(8,945)	23,633	46,476	(22,843)
Net investment income	69,430	52,028	17,402	202,218	150,184	52,034
Net realized and unrealized gains (losses)	(57,223)	29,301	(86,524)	(254,671)	139,697	(394,368)
Other income (expenses)	11,543	(3,848)	15,391	34,477	19,206	15,271
	295,297	241,401	53,896	669,285	808,057	(138,772)
EXPENSES
Net incurred losses and LAE	153,974	75,712	78,262	266,327	163,224	103,103
Life and annuity policy benefits	423	1,060	(637)	217	5,048	(4,831)
Acquisition costs	54,242	24,281	29,961	137,684	75,457	62,227
General and administrative expenses	102,553	100,325	2,228	300,425	309,283	(8,858)
Interest expense	4,640	6,410	(1,770)	21,573	20,851	722
Net foreign exchange losses	1,040	4,775	(3,735)	1,389	15,612	(14,223)
Loss on sale of subsidiary	—	6,740	(6,740)	—	16,349	(16,349)
	316,872	219,303	97,569	727,615	605,824	121,791
EARNINGS (LOSS) BEFORE INCOME TAXES	(21,575)	22,098	(43,673)	(58,330)	202,233	(260,563)
INCOME TAXES	(746)	(1,432)	686	(4,564)	(3,234)	(1,330)
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(22,321)	20,666	(42,987)	(62,894)	198,999	(261,893)
NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	3,495	(3,495)	—	(1,005)	1,005
NET EARNINGS (LOSS)	(22,321)	24,161	(46,482)	(62,894)	197,994	(260,888)
Net loss (earnings) attributable to noncontrolling interest	11,489	14,832	(3,343)	19,096	(14,135)	33,231
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	(10,832)	38,993	(49,825)	(43,798)	183,859	(227,657)
Dividend on preferred shares	(5,133)	—	(5,133)	(5,133)	—	(5,133)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$(15,965)	$38,993	$(54,958)	$(48,931)	$183,859	$(232,790)
Highlights
Consolidated Results of Operations for the Three Months Ended September 30, 2018:

•	Consolidated net losses of $16.0 million and basic and diluted net losses per ordinary share of $0.74

•	Non-GAAP operating loss[1] of $2.5 million and diluted non-GAAP operating loss per ordinary share[1] of $0.12

•	Net earnings from Non-life Run-off segment of $32.6 million, including investment results

•	Net investment income of $69.4 million and net realized and unrealized losses of $57.2 million, comprised $10.0 million of net realized losses and $47.2 million of net unrealized losses

•	Net premiums earned of $264.6 million, including $37.0 million and $216.4 million in our Atrium and StarStone segments, respectively

•	Combined ratios of 94.7% and 128.5% for the active underwriting operations within our Atrium and StarStone segments, respectively

Consolidated Results of Operations for the Nine Months Ended September 30, 2018:

•	Consolidated net losses of $48.9 million and basic and diluted net losses per ordinary share of $2.39

•	Non-GAAP operating income[1] of $120.0 million and diluted non-GAAP operating income per ordinary share[1] of $5.81

•	Net earnings from Non-life Run-off segment of $37.2 million, including investment results

•	Net investment income of $202.2 million and net realized and unrealized losses of $254.7 million, comprised of $18.6 million of net realized losses and $236.0 million of net unrealized losses

•	Net premiums earned of $663.6 million, including $106.7 million and $526.8 million in our Atrium and StarStone segments, respectively

•	Combined ratios of 95.8% and 118.0% for the active underwriting operations within our Atrium and StarStone segments, respectively
1 Non-GAAP Financial Measure. For a reconciliation of non-GAAP operating income (loss) to net earnings (loss) calculated in accordance with GAAP, see "Non-GAAP Financial Measures" below.
Consolidated Financial Condition as at September 30, 2018:

•	Total investments, cash and funds held of $11,374.4 million

•	Total reinsurance balances recoverable of $1,975.6 million

•	Total assets of $15,121.2 million

•
Total shareholders' equity, including preferred shares, of $3,905.4 million and redeemable noncontrolling interest of $458.3 million. Shareholders' equity includes $400.0 million of preferred shares issued in June 2018

•	Total gross reserves for losses and LAE of $8,535.7 million, with $2,010.9 million of gross reserves assumed in our Non-life Run-off operations during the nine months ended September 30, 2018

•	Diluted book value per ordinary share of $161.10, a year-to-date increase of 1.2%
Consolidated Overview - For the Three Months Ended September 30, 2018 and 2017
We reported consolidated net losses attributable to Enstar Group Limited shareholders of $16.0 million for the three months ended September 30, 2018, a decrease in net earnings of $55.0 million from net earnings of $39.0 million for the three months ended September 30, 2017. Our third quarter results were impacted by unrealized losses on other investments and fixed maturity securities which are accounted for on a trading basis through net earnings. In addition, comparability between periods is impacted by the loss portfolio transfer reinsurance transactions that we completed in 2018 with Coca-Cola, Zurich, Neon and Novae, and during 2017 with RSA and QBE. The most significant drivers of our consolidated financial performance during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 included:

•
Non-life Run-off - Net earnings attributable to the Non-life Run-off segment were $32.6 million for the three months ended September 30, 2018 compared to $80.2 million for the three months ended September 30, 2017. The decrease in net earnings of $47.6 million was primarily due to net realized and unrealized losses of $58.5 million on our investment portfolio in the current period, partially offset by higher net investment income and higher other income;

•
Atrium - Net earnings were $2.0 million for the three months ended September 30, 2018 compared to net losses of $6.1 million for the three months ended September 30, 2017. Net losses in the comparative period were primarily due to the large losses in the third quarter of 2017, namely those attributable to hurricanes Harvey, Irma and Maria, as well as the Mexico earthquake;

•
StarStone - Net losses were $37.1 million for the three months ended September 30, 2018 compared to net losses of $20.1 million for the three months ended September 30, 2017. The increase in net losses was primarily attributable to higher net incurred losses and LAE and higher acquisition costs. The segment results also include the consolidation of StarStone Group's reinsurance to KaylaRe following Enstar's acquisition;

•
Net Realized and Unrealized Losses - Net realized and unrealized losses were $57.2 million for the three months ended September 30, 2018 compared to net realized and unrealized gains of $29.3 million for the three months ended September 30, 2017. Net unrealized losses for the three months ended September 30, 2018 included net unrealized losses of $35.2 million on other investments and $13.4 million on fixed maturities investments, which are accounted for on a trading basis through net earnings. The net unrealized losses on our other investments were primarily driven by unrealized losses in our equity and hedge funds. The unrealized losses on fixed maturities were primarily driven by increased sovereign yields and widening corporate credit spreads in the current quarter. Many insurance companies use available-for-sale accounting where unrealized amounts are recorded directly to shareholders’ equity and therefore do not impact earnings. Unrealized amounts would only become realized in the event of a sale of the specific securities prior to maturity or a credit default;

•
Net Investment Income - Net investment income was $69.4 million and $52.0 million for the three months ended September 30, 2018 and 2017, respectively. The increase was primarily due to an increase in average investable assets in our Non-Life Run-off segment due to the transactions noted above, higher reinvestment rates, an increase in duration, and portfolio rebalancing;

•
Noncontrolling Interest - The net losses attributable to noncontrolling interest are directly related to the results from those subsidiary companies in which there are either noncontrolling interests or redeemable noncontrolling interests. The net losses attributable to noncontrolling interest were $11.5 million and $14.8 million for the three months ended September 30, 2018 and 2017, respectively. The decrease was driven by higher net losses in the Atrium segment in the third quarter of 2017 compared to 2018, primarily due to the large losses in the third quarter of 2017, namely those attributable to hurricanes Harvey, Irma and Maria, as well as the Mexico earthquake, which did not reoccur in 2018; and

•
Our non-GAAP operating loss, which excludes the impact of unrealized losses on fixed maturity securities and other items, was $2.5 million for the three months ended September 30, 2018, a decrease of $37.3 million from non-GAAP operating income of $34.8 million for the three months ended September 30, 2017. For a reconciliation of non-GAAP operating income to net earnings (loss) calculated in accordance with GAAP, see "Non-GAAP Financial Measures" below.

Consolidated Overview - For the Nine Months Ended September 30, 2018 and 2017
We reported consolidated net losses attributable to Enstar Group Limited shareholders of $48.9 million for the nine months ended September 30, 2018, a decrease in net earnings of $232.8 million from net earnings of $183.9 million for the nine months ended September 30, 2017. Our results for the nine months ended September 30, 2018 were impacted by unrealized losses on fixed maturity securities, which are accounted for on a trading basis through earnings. Our comparative results were also impacted by our acquisition and disposition activity and completed loss portfolio transfer reinsurance transactions noted above.
The most significant drivers of our consolidated financial performance during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 included:

•
Non-life Run-off - Net earnings attributable to the Non-life Run-off segment were $37.2 million and $231.2 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in net earnings of $194.0 million was primarily due net realized and unrealized losses on our investment portfolio in the current period, partially offset by lower net incurred losses and LAE and higher net investment income;

•
Net Investment Income - Net investment income was $202.2 million and $150.2 million for the nine months ended September 30, 2018 and 2017, respectively. The increase of $52.0 million was primarily attributable to an increase in average investable assets due to the transactions noted above, higher reinvestment rates, an increase in duration, and portfolio rebalancing;

•
Net Realized and Unrealized Losses - Net realized and unrealized losses were $254.7 million for the nine months ended September 30, 2018 compared to net realized and unrealized gains of $139.7 million for the nine months ended September 30, 2017. Net unrealized losses for the nine months ended September 30, 2018 included net unrealized losses of $159.7 million on fixed maturities investments, which are accounted for on a trading basis through net earnings and $37.1 million on other investments. The unrealized losses on fixed maturities were primarily driven by increased sovereign yields and widening corporate credit spreads in the current quarter. Many insurance companies use available-for-sale accounting where unrealized amounts are recorded directly to shareholders’ equity and therefore do not impact earnings. Unrealized amounts would only become realized in the event of a sale of the specific securities prior to maturity or a credit default. The net unrealized losses on our other investments were primarily driven by unrealized losses in our equity and hedge funds;

•
Atrium - Net earnings for the nine months ended September 30, 2018 and 2017 were $5.5 million and $1.5 million, respectively. The increase was primarily attributable to a lower loss ratio in the current period;

•
StarStone - Net losses were $61.7 million and $1.1 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in net losses was primarily attributable to the increase in net incurred losses and LAE, higher acquisition costs and net realized and unrealized losses on our investment portfolio, partially offset by higher net earned premiums;

•
Other Activities - Net losses were $29.9 million and $47.7 million for the nine months ended September 30, 2018 and 2017, respectively, with the decrease in net losses primarily attributable to the loss on sale of Laguna in the comparative period;

•
Noncontrolling Interest - The net (earnings) losses attributable to the noncontrolling interest are directly related to the results from those subsidiary companies in which there are either noncontrolling interests or redeemable noncontrolling interests. For the nine months ended September 30, 2018 and 2017, the net losses attributable to noncontrolling interest were $19.1 million and the net earnings attributable to noncontrolling interest were $14.1 million, respectively, primarily reflecting losses from the Atrium and StarStone segments, as discussed above; and

•
Our non-GAAP operating income, which excludes the impact of unrealized losses on fixed maturity securities and other items, was $120.0 million for the nine months ended September 30, 2018, a decrease of $27.1 million from non-GAAP operating income of $147.2 million for the nine months ended September 30, 2017. For a reconciliation of non-GAAP operating income to net earnings (loss) calculated in accordance with GAAP, see "Non-GAAP Financial Measures" below.

Results of Operations by Segment - For the Three and Nine Months Ended September 30, 2018 and 2017
We have three segments of business that are each managed, operated and reported on separately: (i) Non-life Run-off; (ii) Atrium; and (iii) StarStone. Other activities, which do not qualify as a reportable segment, are included in "Other Activities" and discussed in Note 21 - "Segment Information" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. For a description of our segments, see "Item 1. Business - Operating Segments" in our Annual Report on Form 10-K for the year ended December 31, 2017.
The below table provides a split by operating segment of the net earnings (loss) attributable to Enstar Group Limited:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
	(in thousands of U.S. dollars)
Segment split of net earnings (loss) attributable to Enstar Group Limited:
Non-life Run-off	$32,628	$80,182	$(47,554)	$37,157	$231,195	$(194,038)
Atrium	1,962	(6,073)	8,035	5,462	1,476	3,986
StarStone	(37,066)	(20,097)	(16,969)	(61,672)	(1,115)	(60,557)
Other	(13,489)	(15,019)	1,530	(29,878)	(47,697)	17,819
Net earnings (loss) attributable to Enstar Group Limited ordinary shareholders	$(15,965)	$38,993	$(54,958)	$(48,931)	$183,859	$(232,790)
The following is a discussion of our results of operations by segment.

Non-life Run-off Segment
Our Non-life Run-off segment comprises the operations of our subsidiaries that are running off their property and casualty and other non-life lines of business, including the run-off business of Arden Reinsurance Company Ltd., acquired in the Atrium transaction, and StarStone's run-off business. It also includes our smaller management business, which manages the run-off portfolios of third parties through our service companies. The following is a discussion and analysis of the results of operations for our Non-life Run-off segment for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
	(in thousands of U.S. dollars)
Gross premiums written	$9,912	$11,751	$(1,839)	$16,354	$13,956	$2,398

Net premiums written	$4,778	$11,467	$(6,689)	$3,217	$13,453	$(10,236)

Net premiums earned	$10,442	$6,415	$4,027	$27,229	$9,856	$17,373
Net incurred losses and LAE	62,778	70,882	(8,104)	205,890	138,041	67,849
Acquisition costs	160	(1,001)	1,161	(4,524)	(455)	(4,069)
Operating expenses	(37,473)	(35,657)	(1,816)	(114,254)	(96,767)	(17,487)
Underwriting income	35,907	40,639	(4,732)	114,341	50,675	63,666
Net investment income	59,247	42,829	16,418	168,189	118,130	50,059
Net realized and unrealized gains (losses)	(58,506)	25,016	(83,522)	(230,829)	127,130	(357,959)
Fees and commission income	3,708	10,762	(7,054)	13,093	30,302	(17,209)
Other income (expenses)	11,423	(4,018)	15,441	34,989	18,679	16,310
Corporate expenses	(11,433)	(20,326)	8,893	(33,453)	(66,468)	33,015
Interest expense	(5,951)	(6,664)	713	(24,562)	(20,991)	(3,571)
Net foreign exchange gains (losses)	17	(3,772)	3,789	(202)	(6,709)	6,507
EARNINGS BEFORE INCOME TAXES	34,412	84,466	(50,054)	41,566	250,748	(209,182)
INCOME TAXES	(125)	(970)	845	(227)	(5,609)	5,382
NET EARNINGS FROM CONTINUING OPERATIONS	34,287	83,496	(49,209)	41,339	245,139	(203,800)
Net earnings attributable to noncontrolling interest	(1,659)	(3,314)	1,655	(4,182)	(13,944)	9,762
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$32,628	$80,182	$(47,554)	$37,157	$231,195	$(194,038)

Overall Results
Three Months Ended September 30: Net earnings were $32.6 million for the three months ended September 30, 2018 compared to $80.2 million for the three months ended September 30, 2017, a decrease of $47.6 million. The decrease was primarily attributable to an increase of $83.5 million in net realized and unrealized losses on our investment portfolio primarily due to unrealized losses on our equity and hedges funds and increased sovereign yields and widening corporate credit spreads on our fixed income securities, partially offset by an increase in net investment income of $16.4 million, an increase in other income of $15.4 million and a decrease in corporate expenses of $8.9 million.
Nine Months Ended September 30: Net earnings were $37.2 million and $231.2 million for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $194.0 million. This decrease was primarily attributable to an increase of $358.0 million in net realized and unrealized losses on our investment portfolio primarily due to increased sovereign yields and widening corporate credit spreads and losses on our equity and hedge funds, an increase in operating expenses of $17.5 million and a decrease in fees and commission income of $17.2 million, partially offset by an increase in favorable loss reserve development of $67.8 million, an increase of $50.1 million in net investment income, a decrease in corporate expenses of $33.0 million, an increase in net earned premium of $17.4 million and an increase in other income of $16.3 million.
The major components of earnings are discussed below, except for investment results, which are separately discussed below in "Investable Assets."
Net Premiums Earned:
The following table shows the gross and net premiums written and earned for the Non-life Run-off segment for the three months ended September 30, 2018 and 2017:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2018	2017	Change	2018	2017	Change
	(in thousands of U.S. dollars)
Gross premiums written	$9,912	$11,751	$(1,839)	$16,354	$13,956	$2,398
Ceded reinsurance premiums written	(5,134)	(284)	(4,850)	(13,137)	(503)	(12,634)
Net premiums written	$4,778	$11,467	$(6,689)	$3,217	$13,453	$(10,236)

Gross premiums earned	$17,746	$9,345	$8,401	$54,044	$15,353	$38,691
Ceded reinsurance premiums earned	(7,304)	(2,930)	(4,374)	(26,815)	(5,497)	(21,318)
Net premiums earned	$10,442	$6,415	$4,027	$27,229	$9,856	$17,373
Because business in this segment is in run-off, our general expectation is for premiums associated with legacy business to decline in future periods. However, the actual amount in any particular year will be impacted by new acquisitions during the year and the run-off of premiums from acquisitions completed in recent years. Premiums earned in this segment are generally offset by net incurred losses and LAE related to the premiums. Premiums earned may be higher than premiums written as we may assume unearned premium without writing the premium ourselves.
Three and Nine Months Ended September 30: Premiums written and earned in the three and nine months ended September 30, 2018 were primarily related to the run-off business assumed as a result of the RITC transaction with Novae. Premiums written and earned in the three and nine months ended September 30, 2017 were primarily related to the run-off business of Sussex Insurance Company ("Sussex") and Alpha Insurance SA ("Alpha").

Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Non-life Run-off segment for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018			2017
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$193,057	$2,713	$195,770	$135,981	$33	$136,014
Net change in case and LAE reserves (1)	(128,827)	165	(128,662)	(66,376)	(16)	(66,392)
Net change in IBNR reserves (2)	(109,287)	7,139	(102,148)	(120,614)	(152)	(120,766)
Increase (reduction) in estimates of net ultimate losses	(45,057)	10,017	(35,040)	(51,009)	(135)	(51,144)
Increase (reduction) in provisions for unallocated LAE	(24,460)	—	(24,460)	(16,203)	165	(16,038)
Amortization of deferred charges	1,582	—	1,582	3,311	—	3,311
Amortization of fair value adjustments	4,247	—	4,247	3,493	—	3,493
Changes in fair value - fair value option	(9,107)	—	(9,107)	(10,504)	—	(10,504)
Net incurred losses and LAE	$(72,795)	$10,017	$(62,778)	$(70,912)	$30	$(70,882)
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
Three Months Ended September 30: The reduction in net incurred losses and LAE for the three months ended September 30, 2018 of $62.8 million included net incurred losses and LAE of $10.0 million related to current period net earned premium. Excluding current period net incurred losses and LAE of $10.0 million, the reduction in net incurred losses and LAE for the three months ended September 30, 2018 relating to prior periods was $72.8 million, which was attributable to a reduction in estimates of net ultimate losses of $45.1 million, a reduction in provisions for unallocated LAE of $24.5 million, relating to 2018 run-off activity, a reduction in the fair value of liabilities of $9.1 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired of $4.2 million and the amortization of deferred charges of $1.6 million. The reduction in estimates of net ultimate losses of $45.1 million for the three months ended September 30, 2018 included a net reduction in case and IBNR reserves of $238.1 million, partially offset by net losses paid of $193.1 million.
The reduction in net incurred losses and LAE for the three months ended September 30, 2017 of $70.9 million included net incurred losses and LAE of $30 thousand related to current period net earned premium, primarily for the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $30 thousand, the reduction in net incurred losses and LAE for the three months ended September 30, 2017 relating to prior periods was $70.9 million, which was primarily attributable to a reduction in estimates of net ultimate losses of $51.0 million, a reduction in provisions for unallocated LAE of $16.2 million, relating to 2017 run-off activity, and a reduction in the fair value of liabilities of $10.5 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired of $3.5 million and the amortization of deferred charges of $3.3 million. The reduction in estimates of net ultimate losses of $51.0 million for the three months ended September 30, 2017 included a net change in case and IBNR reserves of $187.0 million, partially offset by net losses paid of $136.0 million .

The following table shows the components of net incurred losses and LAE for the Non-life Run-off segment for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018			2017
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$641,361	$3,304	$644,665	$436,594	$404	$436,998
Net change in case and LAE reserves (1)	(377,735)	1,223	(376,512)	(276,903)	(32)	(276,935)
Net change in IBNR reserves (2)	(424,847)	10,949	(413,898)	(262,296)	572	(261,724)
Increase (reduction) in estimates of net ultimate losses	(161,221)	15,476	(145,745)	(102,605)	944	(101,661)
Reduction in provisions for bad debt	—	—	—	(735)	—	(735)
Increase (reduction) in provisions for unallocated LAE	(48,723)	—	(48,723)	(41,557)	261	(41,296)
Amortization of deferred charges	10,381	—	10,381	9,387	—	9,387
Amortization of fair value adjustments	10,312	—	10,312	5,518	—	5,518
Changes in fair value - fair value option	(32,115)	—	(32,115)	(9,254)	—	(9,254)
Net incurred losses and LAE	$(221,366)	$15,476	$(205,890)	$(139,246)	$1,205	$(138,041)
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
Nine Months Ended September 30: The reduction in net incurred losses and LAE for the nine months ended September 30, 2018 of $205.9 million included net incurred losses and LAE of $15.5 million related to current period net earned premium. Excluding current period net incurred losses and LAE of $15.5 million, net incurred losses and LAE liabilities relating to prior periods decreased by $221.4 million, which was attributable to a reduction in estimates of net ultimate losses of $161.2 million, a reduction in provisions for unallocated LAE of $48.7 million relating to 2018 run-off activity, and a reduction in the fair value of liabilities of $32.1 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, partially offset by amortization of deferred charges of $10.4 million and amortization of fair value adjustments over the estimated payout period relating to companies acquired of $10.3 million. The reduction in estimates of net ultimate losses of $161.2 million for the nine months ended September 30, 2018 included a net change in case and IBNR reserves of $802.6 million, partially offset by net losses paid of $641.4 million.
The reduction in net incurred losses and LAE for the nine months ended September 30, 2017 of $138.0 million included net incurred losses and LAE of $1.2 million related to current period net earned premium primarily for the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $1.2 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $139.2 million, which was attributable to a reduction in estimates of net ultimate losses of $102.6 million, a reduction in provisions for unallocated LAE of $41.6 million relating to 2017 run-off activity, a reduction in the fair value liabilities of $9.3 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option and a reduction in provisions for bad debt of $0.7 million, partially offset by amortization of deferred charges of $9.4 million and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $5.5 million. The reduction in estimates of net ultimate losses of $102.6 million for the nine months ended September 30, 2017 included a net change in case and IBNR reserves of $539.2 million, partially offset by net losses paid of $436.6 million.

Acquisition Costs:
Three and Nine Months Ended September 30: Acquisition costs were $(0.2) million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively, and $4.5 million and $0.5 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in acquisition costs for the nine months ended September 30, 2018 primarily related to a profit commission adjustment on an assumed retroactive reinsurance agreement.

Fees and Commission Income:
Three and Nine Months Ended September 30: Our management companies in the Non-life Run-off segment earned fees and commission income of $3.7 million and $10.8 million for the three months ended September 30, 2018 and 2017, respectively, a decrease of $7.1 million, which is primarily attributable to $3.7 million of profit commission relating to the performance of the business ceded and $2.3 million of management fee income earned in 2017 from KaylaRe. Management fee income subsequent to our acquisition of Kayla Re has been eliminated on consolidation. Fees and commission income was $13.1 million and $30.3 million for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $17.2 million, which is primarily attributable to $11.5 million of profit commission relating to the performance of the business ceded and $6.1 million of management fee income earned in 2017 from KaylaRe. While our consulting subsidiaries continue to provide management and consultancy services, claims inspection services and reinsurance collection services to third-party clients in limited circumstances, the core focus of these subsidiaries is providing in-house services to companies within the Enstar group.
Other Income:
Three Months Ended September 30: For the three months ended September 30, 2018, we recorded other income of $11.4 million compared to other loss of $4.0 million for the three months ended September 30, 2017, an increase of $15.4 million, which is primarily attributable to higher net earnings from our equity method investees in 2018 compared to 2017. Following our acquisition of KaylaRe, we fully consolidate this business and no longer reflect our proportionate share of earnings within other income.
Nine Months Ended September 30: Other income was $18.7 million for the nine months ended September 30, 2018 and $35.0 million for the nine months ended September 30, 2017, an increase of $16.3 million, which primarily related to our share of the net earnings of our equity method investees and an increase in recoveries of other assets. Refer to Note 20 - "Related Party Transactions" in the notes to our consolidated financial statements included within Item 1 of the Quarterly Report on Form 10-Q.
General and Administrative Expenses:
General and administrative expenses consist of operating expenses and corporate expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(in thousands of U.S. dollars)
Operating expenses	$37,473	$35,657	$1,816	$114,254	$96,767	$17,487
Corporate expenses	11,433	20,326	(8,893)	33,453	66,468	(33,015)
General and administrative expenses	$48,906	$55,983	$(7,077)	$147,707	$163,235	$(15,528)
Three and Nine Months Ended September 30: General and administrative expenses were $48.9 million and $56.0 million for the three months ended September 30, 2018 and 2017, respectively. The decrease of $7.1 million was primarily attributable to lower performance-based salary and benefits for the three months ended September 30, 2018 as a result of lower net earnings in 2018 compared to 2017. For the nine months ended September 30, 2018 and 2017, general and administrative expenses were $147.7 million and $163.2 million, respectively, a decrease of $15.5 million, which was primarily attributable to lower performance-based salary and benefits for the nine months ended September 30, 2018 as a result of lower net earnings in 2018 compared to 2017.
Interest Expense:
Three and Nine Months Ended September 30: Interest expense was $6.0 million and $6.7 million for the three months ended September 30, 2018 and 2017, respectively. The decrease in interest expense was primarily due to the repayment of a portion of amounts outstanding under the EGL Revolving Credit Facility and the repayment in full of the EGL Term Loan Facility using the proceeds of the issue of Series D Preferred Shares on June 28, 2018. Interest expense was $24.6 million and $21.0 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in interest expense was primarily due to interest on the Senior Notes that were issued during the first quarter of 2017.

Net Foreign Exchange Gains (Losses):
Three and Nine Months Ended September 30: Net foreign exchange gains were $17 thousand compared to net foreign exchange losses of $3.8 million for the three months ended September 30, 2018 and 2017, respectively. Net foreign exchange losses were $0.2 million and $6.7 million for the nine months ended September 30, 2018 and 2017, respectively.
Income Taxes
Three Months Ended September 30: For the three months ended September 30, 2018 and 2017, income taxes were $0.1 million and $1.0 million, respectively, a decrease of $0.8 million, which primarily resulted from lower earnings before income taxes.
Nine months ended September 30: For the nine months ended September 30, 2018 and 2017, income taxes were $0.2 million and $5.6 million, respectively, a decrease of $5.4 million which primarily resulted from lower earnings before income taxes.
Noncontrolling Interest:
Three and Nine Months Ended September 30: The net earnings attributable to the noncontrolling interest of our Non-life Run-off segment were $1.7 million and $3.3 million for the three months ended September 30, 2018 and 2017, respectively, and $4.2 million and $13.9 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease of $1.7 million for the three months ended September 30, 2018 and the decrease of $9.8 million for the nine months ended September 30, 2018 were primarily attributable to a decrease in earnings for those companies where there is a noncontrolling interest. The number of subsidiaries in this segment with a noncontrolling interest remained unchanged at two as at September 30, 2018 and September 30, 2017.

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
The following is a discussion and analysis of the results of operations for our Atrium segment for the three and nine months ended September 30, 2018 and 2017, which are summarized below.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
	(in thousands of U.S. dollars)
Gross premiums written	$39,995	$36,377	$3,618	$130,997	$117,355	$13,642

Net premiums written	$37,141	$25,989	$11,152	$113,218	$99,235	$13,983

Net premiums earned	$36,977	$32,773	$4,204	$106,722	$97,373	$9,349
Net incurred losses and LAE	(17,853)	(35,273)	17,420	(51,951)	(55,950)	3,999
Acquisition costs	(13,215)	(11,818)	(1,397)	(37,996)	(34,647)	(3,349)
Operating expenses	(3,952)	(2,507)	(1,445)	(12,259)	(12,227)	(32)
Underwriting income (losses)	1,957	(16,825)	18,782	4,516	(5,451)	9,967
Net investment income	1,597	847	750	4,067	2,832	1,235
Net realized and unrealized gains (losses)	194	285	(91)	(1,889)	1,177	(3,066)
Fees and commission income	3,242	5,911	(2,669)	10,540	17,353	(6,813)
Other income	7	69	(62)	127	188	(61)
Corporate expenses	(2,770)	37	(2,807)	(5,083)	(7,404)	2,321
Interest expense	—	(23)	23	—	(559)	559
Net foreign exchange gains	(262)	(43)	(219)	(1,262)	(4,355)	3,093
EARNINGS (LOSS) BEFORE INCOME TAXES	3,965	(9,742)	13,707	11,016	3,781	7,235
INCOME TAXES	(737)	(554)	(183)	(1,756)	(1,278)	(478)
NET EARNINGS (LOSS)	3,228	(10,296)	13,524	9,260	2,503	6,757
Net loss (earnings) attributable to noncontrolling interest	(1,266)	4,223	(5,489)	(3,798)	(1,027)	(2,771)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$1,962	$(6,073)	$8,035	$5,462	$1,476	$3,986

Underwriting ratios(1):
Loss ratio	48.3%	107.6%	(59.3)%	48.7%	57.5%	(8.8)%
Acquisition cost ratio	35.7%	36.1%	(0.4)%	35.6%	35.6%	—%
Operating expense ratio	10.7%	7.6%	3.1%	11.5%	12.5%	(1.0)%
Combined ratio	94.7%	151.3%	(56.6)%	95.8%	105.6%	(9.8)%
(1) Refer to "Underwriting Ratios" for a description of how these ratios are calculated.
Overall Results
Three months ended September 30: Net earnings were $2.0 million for the three months ended September 30, 2018 compared to net losses of $6.1 million for the three months ended September 30, 2017, an increase of $8.0 million. The increase in net earnings was primarily due to the large losses in the third quarter of 2017, namely those attributable to hurricanes Harvey, Irma and Maria, as well as the Mexico earthquake, that did not reoccur in 2018. The combined ratio decreased to 94.7% for the three months ended September 30, 2018 as compared to 151.3% for the three months ended September 30, 2017. The decrease in the combined ratio was primarily due to the decrease in the loss ratio.

Nine months ended September 30: Net earnings were $5.5 million for the nine months ended September 30, 2018 compared to $1.5 million for the nine months ended September 30, 2017, an increase of $4.0 million. The increase in net earnings was primarily due to lower net incurred losses and LAE partially offset by lower fees and commission income. The combined ratio decreased to 95.8% for the nine months ended September 30, 2018 as compared to 105.6% for the nine months ended September 30, 2017. The decrease in the combined ratio was primarily due to the decrease in the loss ratio.

Investment results are separately discussed below in "Investable Assets."

Gross Premiums Written:

The following table provides gross premiums written by line of business for the Atrium segment for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
	(in thousands of U.S. dollars)
Marine, Aviation and Transit (1)	$8,696	$6,993	$1,703	$30,823	$27,504	$3,319
Binding Authorities (2)	18,396	17,694	702	53,744	48,658	5,086
Reinsurance	3,375	3,937	(562)	16,150	17,316	(1,166)
Accident and Health	4,551	3,481	1,070	16,069	12,206	3,863
Non-Marine Direct and Facultative	4,977	4,272	705	14,211	11,671	2,540
Total	$39,995	$36,377	$3,618	$130,997	$117,355	$13,642
(1) The Marine, Aviation and Transit line of business includes marine, upstream energy, aviation and terrorism lines previously disclosed as separate lines of business.
(2) The Binding Authorities line of business includes Liability and Property & Casualty Binding Authorities lines previously disclosed as separate lines of business.
See below for a discussion of the drivers of the change in net premiums earned for the three and nine months ended September 30, 2018 and 2017, which also explains the increase in gross premiums written for the same periods.
Net Premiums Earned:
The following table provides net premiums earned by line of business for the Atrium segment for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
	(in thousands of U.S. dollars)
Marine, Aviation and Transit (1)	$7,045	$6,828	$217	$22,105	$20,952	$1,153
Binding Authorities (2)	17,675	15,518	2,157	50,056	44,454	5,602
Reinsurance	3,837	3,752	85	9,637	11,397	(1,760)
Accident and Health	4,452	3,893	559	14,276	11,587	2,689
Non-Marine Direct and Facultative	3,968	2,782	1,186	10,648	8,983	1,665
Total	$36,977	$32,773	$4,204	$106,722	$97,373	$9,349
(1) The Marine, Aviation and Transit line of business includes marine, upstream energy, aviation and terrorism lines previously disclosed as separate lines of business.
(2) The Binding Authorities line of business includes Liability and Property & Casualty Binding Authorities lines previously disclosed as separate lines of business.
Three and Nine Months Ended September 30: Net premiums earned for the Atrium segment were $37.0 million and $32.8 million for the three months ended September 30, 2018 and 2017, respectively, and $106.7 million and $97.4 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in net premiums written and earned was primarily due to new accounts and modest rate rises being achieved across our binding authorities and accident and health lines of business.

Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Atrium segment for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018			2017
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$8,230	$8,080	$16,310	$8,992	$5,139	$14,131
Net change in case and LAE reserves (1)	(4,142)	3,596	(546)	(2,781)	3,020	239
Net change in IBNR reserves (2)	(5,539)	8,357	2,818	(6,273)	28,798	22,525
Increase (reduction) in estimates of net ultimate losses	(1,451)	20,033	18,582	(62)	36,957	36,895
Reduction in provisions for bad debt	—	—	—	(96)	338	242
Increase (reduction) in provisions for unallocated LAE	(2)	—	(2)	75	(11)	64
Amortization of fair value adjustments	(727)	—	(727)	(1,928)	—	(1,928)
Net incurred losses and LAE	$(2,180)	$20,033	$17,853	$(2,011)	$37,284	$35,273
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
Three Months Ended September 30: Net incurred losses and LAE for the three months ended September 30, 2018 and 2017 were $17.9 million and $35.3 million, respectively. Net favorable prior year loss development was $2.2 million and $2.0 million for the three months ended September 30, 2018 and 2017, respectively. Net favorable prior year loss development in the three months ended September 30, 2018 and 2017 was spread across most lines of business. Excluding prior year loss development, net incurred losses and LAE for the three months ended September 30, 2018 and 2017 were $20.0 million and $37.3 million, respectively. The decrease in net incurred losses and LAE for the three months ended September 30, 2018 compared with 2017, excluding prior year loss development, was primarily due to the large losses in the third quarter of 2017, namely those attributable to hurricanes Harvey, Irma and Maria, as well as the Mexico earthquake, compared to loss frequency more in line with expectations in the three months ended September 30, 2018.

The following table shows the components of net incurred losses and LAE for the Atrium segment for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018			2017
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$27,488	$25,699	$53,187	$25,826	$14,799	$40,625
Net change in case and LAE reserves (1)	(9,695)	9,597	(98)	(7,904)	7,616	(288)
Net change in IBNR reserves (2)	(18,254)	21,218	2,964	(26,631)	43,810	17,179
Increase (reduction) in estimates of net ultimate losses	(461)	56,514	56,053	(8,709)	66,225	57,516
Reduction in provisions for bad debt	—	—	—	(96)	338	242
Amortization of fair value adjustments	(4,102)	—	(4,102)	(1,808)	—	(1,808)
Net incurred losses and LAE	$(4,563)	$56,514	$51,951	$(10,613)	$66,563	$55,950
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

Nine Months Ended September 30: Net incurred losses and LAE for the nine months ended September 30, 2018 and 2017 were $52.0 million and $56.0 million, respectively. Net favorable prior year loss development was $4.6 million and $10.6 million for the nine months ended September 30, 2018 and 2017, respectively. Net favorable prior year loss development in the nine months ended September 30, 2018 and 2017 was spread across most lines of business. Excluding prior year loss development, net incurred losses and LAE for the nine months ended September 30, 2018 and 2017 were $56.5 million and $66.6 million, respectively. The decrease in net incurred losses and LAE for the nine months ended September 30, 2018 compared with 2017, excluding prior year loss development, was primarily due to the large losses in the third quarter of 2017, namely those attributable to hurricanes Harvey, Irma and Maria, as well as the Mexico earthquake, compared to loss frequency more in line with expectations in the nine months ended September 30, 2018.

Acquisition Costs:
Three and Nine Months Ended September 30: Acquisition costs were $13.2 million and $11.8 million for the three months ended September 30, 2018 and 2017, respectively, and $38.0 million and $34.6 million for the nine months ended September 30, 2018 and 2017, respectively. The Atrium acquisition cost ratios were relatively consistent at 35.7% and 36.1% for the three months ended September 30, 2018 and 2017, respectively, and 35.6% for each of the nine months September 30, 2018 and 2017.
Operating Expenses:
Three and Nine Months Ended September 30: General and administrative expenses for the Atrium segment were $4.0 million and $2.5 million for the three months ended September 30, 2018 and 2017, respectively, and $12.3 million and $12.2 million for the nine months ended September 30, 2018 and 2017, respectively.
Fees and Commission Income:
Three and Nine Months Ended September 30: Fees and commission income was $3.2 million and $5.9 million for the three months ended September 30, 2018 and 2017, respectively, and $10.5 million and $17.4 million for the nine months ended September 30, 2018 and 2017, respectively. The fees primarily represent profit commission fees earned by us in relation to AUL’s management of Syndicate 609 and other underwriting consortiums. The decrease was primarily due to the impact of the large losses in the third quarter of 2017 on net earnings and the resulting profit commission in 2018.

Corporate Expenses:
Three and Nine Months Ended September 30: Corporate expenses for the Atrium segment were $2.8 million and $37 thousand for the three months ended September 30, 2018 and 2017, respectively, and $5.1 million and $7.4 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in corporate expenses for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was primarily due to lower variable compensation costs in the nine months ended September 30, 2018.
Net Foreign Exchange Losses:
Three and Nine Months Ended September 30: Net foreign exchange losses for the Atrium segment were $0.3 million for the three months ended September 30, 2018 compared to losses of $43 thousand for the three months ended September 30, 2017. For the nine months ended September 30, 2018 and 2017, net foreign exchange losses were $1.3 million and $4.4 million, respectively. The losses in the comparative periods were primarily due to the impact of translating non-functional currency liabilities, which is substantially offset by foreign exchange on available-for sale investments recorded in accumulated other comprehensive income.
Income Taxes:
Three and Nine Months Ended September 30: Income taxes for the Atrium segment of $0.7 million for the three months ended September 30, 2018 were broadly consistent with income taxes of $0.6 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018 and 2017, income taxes were $1.8 million and $1.3 million, respectively.
Noncontrolling Interest:
Three and Nine Months Ended September 30: The net earnings attributable to the noncontrolling interest in the Atrium segment were $1.3 million for the three months ended September 30, 2018, compared net losses attributable of $4.2 million for the three months ended September 30, 2017. The increase in the net earnings attributable to the noncontrolling interest was due to higher earnings in the Atrium segment compared to the comparative period, as discussed above. The net earnings attributable to the noncontrolling interest in the Atrium segment were $3.8 million and $1.0 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in the net earnings attributable to the noncontrolling interest for nine months ended September 30, 2018 was primarily due to higher earnings, as discussed above. As at September 30, 2018 and 2017, Trident and Dowling had a combined 41.0% noncontrolling interest in the Atrium segment.

StarStone Segment
The results of our StarStone segment include the results of StarStone and StarStone Specialty Holdings Limited ("StarStone Group"). Our StarStone segment also includes the results of KaylaRe's reinsurance of the StarStone Group from the date that Enstar completed the acquisition of KaylaRe.
The following is a discussion and analysis of the results of operations for our StarStone segment for the three and nine months ended September 30, 2018 and 2017, which are summarized below.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
	(in thousands of U.S. dollars)
Gross premiums written	$282,525	$200,007	$82,518	$888,867	$651,107	$237,760

Net premiums written	$219,726	$97,049	$122,677	$619,528	$331,449	$288,079

Net premiums earned	$216,355	$107,650	$108,705	$526,802	$341,609	$185,193
Net incurred losses and LAE	(198,899)	(111,321)	(87,578)	(420,266)	(245,315)	(174,951)
Acquisition costs	(41,079)	(11,313)	(29,766)	(94,775)	(39,625)	(55,150)
Operating expenses	(38,000)	(32,605)	(5,395)	(106,699)	(99,576)	(7,123)
Underwriting income	(61,623)	(47,589)	(14,034)	(94,938)	(42,907)	(52,031)
Net investment income	9,504	7,592	1,912	25,950	20,230	5,720
Net realized and unrealized gains (losses)	989	5,045	(4,056)	(15,150)	18,953	(34,103)
Fees and commission income	—	—	—	—	1,166	(1,166)
Other income (expenses)	117	91	26	(432)	170	(602)
Interest expense	—	(382)	382	(547)	(1,648)	1,101
Net foreign exchange gains (losses)	(585)	1,145	(1,730)	(1,063)	(1,563)	500
LOSS BEFORE INCOME TAXES	(51,598)	(34,098)	(17,500)	(86,180)	(5,599)	(80,581)
INCOME BENEFIT (TAXES)	118	78	40	(2,568)	3,648	(6,216)
NET LOSS	(51,480)	(34,020)	(17,460)	(88,748)	(1,951)	(86,797)
Net loss attributable to noncontrolling interest	14,414	13,923	491	27,076	836	26,240
NET LOSS ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$(37,066)	$(20,097)	$(16,969)	$(61,672)	$(1,115)	$(60,557)

Underwriting ratios(1):
Loss ratio	91.9%	103.4%	(11.5)%	79.8%	71.8%	8.0%
Acquisition cost ratio	19.0%	10.5%	8.5%	18.0%	11.6%	6.4%
Operating expense ratio	17.6%	30.3%	(12.7)%	20.2%	29.2%	(9.0)%
Combined ratio	128.5%	144.2%	(15.7)%	118.0%	112.6%	5.4%

(1)	Refer to "Underwriting Ratios" for a description of how these ratios are calculated.
Effective May 14, 2018, Enstar completed the acquisition of KaylaRe Holdings Ltd. ("KaylaRe"), and our transactions between our StarStone segment and KaylaRe are now eliminated upon consolidation. As a result, our StarStone segment results have changed significantly and the following tables summarize the inclusion of the KaylaRe acquisition in our StarStone segment for the three and nine months ended September 30, 2018:

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	StarStone Group	KaylaRe's reinsurance of StarStone	StarStone Segment	StarStone Group	KaylaRe's reinsurance of StarStone	StarStone Segment
	(in thousands of U.S. dollars)
Net premiums earned	$161,459	$54,896	$216,355	$416,395	$110,407	$526,802
Net incurred losses and LAE	(148,911)	(49,988)	(198,899)	(329,537)	(90,729)	(420,266)
Acquisition costs	(20,773)	(20,306)	(41,079)	(54,630)	(40,145)	(94,775)
Operating expenses	(36,952)	(1,048)	(38,000)	(104,561)	(2,138)	(106,699)
Underwriting loss	(45,177)	(16,446)	(61,623)	(72,333)	(22,605)	(94,938)
Net investment income	9,504	—	9,504	25,950	—	25,950
Net realized and unrealized gains (losses)	989	—	989	(15,150)	—	(15,150)
Other income (expenses)	117	—	117	(432)	—	(432)
Interest income (expenses)	(573)	573	—	(1,592)	1,045	(547)
Net foreign exchange loss (gain)	(120)	(465)	(585)	137	(1,200)	(1,063)
LOSS BEFORE INCOME TAXES	(35,260)	(16,338)	(51,598)	(63,420)	(22,760)	(86,180)
INCOME BENEFIT (TAXES)	118	—	118	(2,568)	—	(2,568)
NET LOSS	(35,142)	(16,338)	(51,480)	(65,988)	(22,760)	(88,748)
Net loss attributable to noncontrolling interest	14,414	—	14,414	27,076	—	27,076
NET LOSS ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$(20,728)	$(16,338)	$(37,066)	$(38,912)	$(22,760)	$(61,672)

Underwriting ratios:
Loss ratio (1)	92.2%	91.1%	91.9%	79.1%	82.2%	79.8%
Acquisition cost ratio (1)	12.9%	37.0%	19.0%	13.1%	36.4%	18.0%
Operating expense ratio (1)	22.9%	1.9%	17.6%	25.2%	1.9%	20.2%
Combined ratio (1)	128.0%	130.0%	128.5%	117.4%	120.5%	118.0%

(1)	Refer to "Underwriting Ratios" for a description of how these ratios are calculated.
Overall Results
Three Months Ended September 30: Net losses were $37.1 million for the three months ended September 30, 2018 compared to $20.1 million for the three months ended September 30, 2017, an increase in net losses of $17.0 million. The decrease in net earnings was primarily due to lower underwriting income of $14.0 million and lower net realized and unrealized gains on our investment portfolio of $4.1 million, partially offset by higher net investment income of $1.9 million. The combined ratio was 128.5% for the three months ended September 30, 2018 as compared to 144.2% for the three months ended September 30, 2017. The loss ratio decreased by 11.5 percentage points and the acquisition cost ratio increased by 8.5 percentage points. In addition, the operating expense ratio decreased by 12.7 percentage points for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.
The loss ratio for the StarStone Group decreased by 11.2 percentage points, the acquisition cost ratio increased by 2.4 percentage points and the operating expense ratio decreased by 7.4 percentage points. The decrease in the loss ratio is due to the large losses in the third quarter of 2017, namely those attributable to hurricanes Harvey, Irma and Maria, partially offset by the 35% whole account quota share reinsurance agreement with KaylaRe, which did not reoccur in the current period. The three month period ended September 30, 2018 has also experienced increased loss activity on the direct and facultative property, marine cargo and marine hull and war lines of business. The acquisition cost ratio is consistent with the comparative period. The decrease in the operating expense ratio is primarily due to higher net premiums earned.
Nine Months Ended September 30: Net losses were $61.7 million compared to net losses of $1.1 million for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $60.6 million. The decrease in net earnings was primarily due to lower underwriting income of $52.0 million and net realized and unrealized losses on our investment portfolio of $34.1 million compared to net unrealized gains in the comparative period, partially offset by higher losses attributable to noncontrolling interest of $26.2 million. The loss ratio increased by 8.0 percentage points, the acquisition cost ratio increased by 6.4 percentage points and the operating expense ratio decreased by

9.0 percentage points for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Our results for the nine months ended September 30, 2018 include the impact of the Ituango Dam loss, a construction risk underwritten in 2011, for which we recorded a net incurred loss of $9.3 million and ceded reinstatement premiums of $3.5 million, for a total loss of $12.8 million. Our results for the nine months ended September 30, 2018 also include increased loss activity in the direct and facultative property, marine cargo and marine hull and war lines of business and net incurred losses due to hurricane Florence.

The loss ratio for the StarStone Group increased by 7.3 percentage points, the acquisition cost ratio increased by 1.5 percentage points and the operating expense ratio decreased by 4.0 percentage points for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase in the loss ratio was primarily the result of the net incurred losses and the Ituango Dam loss, as discussed above. The acquisition cost ratio is generally consistent with the comparative period. The decrease in the operating expense ratio is primarily due to higher net premiums earned.

Investment results are separately discussed below in "Investments."

Gross Premiums Written:

The following table provides gross premiums written by line of business for the StarStone segment for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
	(in thousands of U.S. dollars)
Casualty	$86,497	$70,264	$16,233	$254,920	$208,331	$46,589
Marine	57,388	42,148	15,240	231,695	167,793	63,902
Property	93,498	58,725	34,773	254,734	158,479	96,255
Aerospace	20,486	15,821	4,665	48,375	42,727	5,648
Workers' Compensation	24,656	13,049	11,607	99,143	73,777	25,366
Total	$282,525	$200,007	$82,518	$888,867	$651,107	$237,760
Three Months Ended September 30: Gross premiums written were $282.5 million and $200.0 million for the three months ended September 30, 2018 and 2017, respectively, an increase of $82.5 million. The property, casualty and marine lines of business increased by $34.8 million, $16.2 million and $15.2 million, respectively. The increase in the property line of business was primarily due to new opportunities through our U.S. platform. The increase in the casualty line of business was primarily due to new business opportunities through our European and Bermuda platforms. The increase in the marine line of business was primarily due to new business underwritten by teams hired in 2017 and early 2018.
Nine Months Ended September 30: Gross premiums written were $888.9 million and $651.1 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of $237.8 million, which is primarily attributable to the additional property, marine and casualty lines of business written in the U.S., Bermuda and Europe.

Net Premiums Earned:
The following table provides net premiums earned by line of business for the StarStone segment for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
	(in thousands of U.S. dollars)
Casualty	$69,122	$38,403	$30,719	$178,746	$118,239	$60,507
Marine	62,905	28,686	34,219	150,663	89,269	61,394
Property	49,009	23,988	25,021	114,093	73,354	40,739
Aerospace	19,904	8,914	10,990	44,594	27,234	17,360
Workers' Compensation	15,415	7,659	7,756	38,706	33,513	5,193
Total	$216,355	$107,650	$108,705	$526,802	$341,609	$185,193
Three Months Ended September 30: Net premiums earned for the StarStone segment were $216.4 million and $107.7 million for the three months ended September 30, 2018 and 2017, respectively, an increase of $108.7 million. Net premiums earned for the StarStone Group for the three months ended September 30, 2018 were $161.5 million, an increase of $53.8 million compared to the three months ended September 30, 2017. The increase was primarily driven by the casualty, property and marine lines of business due to increased premiums written, as discussed above.
Nine Months Ended September 30: Net premiums earned for the StarStone segment were $526.8 million and $341.6 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of $185.2 million. Net premiums earned for the StarStone Group for the nine months were $416.4 million, an increase of $74.8 million compared to the nine months ended September 30, 2017.

Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the StarStone segment for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30,
	2018			2017
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$95,422	$13,473	$108,895	$70,200	$10,756	$80,956
Net change in case and LAE reserves (1)	(19,919)	37,468	17,549	(14,037)	13,103	(934)
Net change in IBNR reserves (2)	(63,294)	134,454	71,160	(54,400)	84,573	30,173
Increase in estimates of net ultimate losses	12,209	185,395	197,604	1,763	108,432	110,195
Increase (reduction) in provisions for unallocated LAE	(2,023)	3,605	1,582	(853)	2,100	1,247
Amortization of fair value adjustments	(287)	—	(287)	(121)	—	(121)
Net incurred losses and LAE	$9,899	$189,000	$198,899	$789	$110,532	$111,321
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
Three Months Ended September 30: Net incurred losses and LAE for the three months ended September 30, 2018 and 2017 were $198.9 million and $111.3 million, respectively. Net adverse prior year loss development was

$9.9 million for the three months ended September 30, 2018 compared to net adverse prior year loss development of $0.8 million for the three months ended September 30, 2017. Excluding prior year loss development, net incurred losses and LAE for the three months ended September 30, 2018 and 2017 were $189.0 million and $110.5 million, respectively.
Net incurred losses and LAE for the StarStone Group for the three months ended September 30, 2018 and 2017 were $148.9 million and $111.3 million, respectively. The increase in net incurred losses was primarily due to higher net earned premium and current period large loss activity on our marine cargo, marine hull and war and direct and facultative property lines of business including the impact of Hurricane Florence.
The following table shows the components of net incurred losses and LAE for the StarStone segment for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
	2018			2017
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$268,997	$33,840	$302,837	$207,697	$25,617	$233,314
Net change in case and LAE reserves (1)	(55,541)	94,456	38,915	(55,501)	53,353	(2,148)
Net change in IBNR reserves (2)	(183,422)	258,453	75,031	(149,165)	162,536	13,371
Increase in estimates of net ultimate losses	30,034	386,749	416,783	3,031	241,506	244,537
Increase (reduction) in provisions for unallocated LAE	(5,313)	9,325	4,012	(3,984)	5,517	1,533
Amortization of fair value adjustments	(529)	—	(529)	(755)	—	(755)
Net incurred losses and LAE	$24,192	$396,074	$420,266	$(1,708)	$247,023	$245,315
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
Nine Months Ended September 30: Net incurred losses and LAE for the nine months ended September 30, 2018 and 2017 were $420.3 million and $245.3 million, respectively. Net adverse prior year loss development was $24.2 million for the nine months ended September 30, 2018 compared to net favorable prior year loss development of $1.7 million for the nine months ended September 30, 2017. Excluding prior year loss development, net incurred losses and LAE for the nine months ended September 30, 2018 and 2017 were $396.1 million and $247.0 million, respectively.
Net incurred losses and LAE for the StarStone Group for the nine months ended September 30, 2018 and 2017 were $329.5 million and $245.3 million, respectively, an increase of $84.2 million, primarily due to current period large loss activity on our marine cargo, marine hull and war and direct and facultative property lines of business including the impact of the Ituango Dam loss and hurricane Florence.

Acquisition Costs:
Three Months Ended September 30: Acquisition costs were $41.1 million and $11.3 million for the three months ended September 30, 2018 and 2017, respectively, an increase of $29.8 million. The acquisition cost ratios for the three months ended September 30, 2018 and 2017 were 19.0% and 10.5%, respectively, an increase of 8.5 percentage points.
Acquisition costs for the StarStone Group were $20.8 million and $11.3 million for the three months ended September 30, 2018 and 2017, respectively, an increase of $9.5 million. The acquisition cost ratios for the three months ended September 30, 2018 and 2017 were 12.9% and 10.5%, respectively, an increase of 2.4 percentage points primarily due to higher net premiums earned.

Nine Months Ended September 30: Acquisition costs were $94.8 million and $39.6 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of $55.2 million. The acquisition cost ratios for the nine months ended September 30, 2018 and 2017 were 18.0% and 11.6%, respectively, an increase of 6.4 percentage points.
Acquisition costs for the StarStone Group were $54.6 million and $39.6 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of $15.0 million. The acquisition cost ratios for the nine months ended September 30, 2018 and 2017 were 13.1% and 11.6%, respectively, an increase of 1.5 percentage points.
Operating Expenses:
Three and Nine Months Ended September 30: Operating expenses for the three months ended September 30, 2018 and 2017 were $38.0 million and $32.6 million, respectively, and $106.7 million and $99.6 million for the nine months ended September 30, 2018 and 2017, respectively. The operating expense ratios for the three months ended September 30, 2018 and 2017 were 17.6% and 30.3%, respectively, a decrease of 12.7 percentage points. The operating expense ratios for the nine months ended September 30, 2018 and 2017 were 20.2% and 29.2%, respectively, a decrease of 9.0 percentage points.
The operating expense ratios for the StarStone Group for the three months ended September 30, 2018 and 2017 were 22.9% and 30.3%, respectively, a decrease of 7.4 percentage points. The operating expense ratios for the nine months ended September 30, 2018 and 2017 were 25.2% and 29.2%, respectively, a decrease of 4.0 percentage points. Expenses were generally consistent with comparative periods, while net premiums earned was higher.
Income Taxes:
Three and Nine Months Ended September 30: Income tax benefit for each of the three months ended September 30, 2018 and September 30, 2017 was $0.1 million. For the nine months ended September 30, 2018, income tax expense was $2.6 million compared to an income tax benefit of $3.6 million for the nine months ended September 30, 2017. The income tax expense (benefit) is generally driven by the geographical distribution of pre-tax earnings (loss) between taxable and non-taxable jurisdictions.
Noncontrolling Interest:
Three Months Ended September 30: The net losses attributable to the noncontrolling interest in the StarStone segment were $14.4 million for the three months ended September 30, 2018, compared to net losses attributable to the noncontrolling interest of $13.9 million for the three months ended September 30, 2017. The net losses attributable to the noncontrolling interest for the three months ended September 30, 2018 were due to the net losses in the StarStone Group for the three months ended September 30, 2018.
Nine Months Ended September 30: The net losses attributable to the noncontrolling interest in the StarStone segment were $27.1 million for the nine months ended September 30, 2018, compared to net losses attributable to the noncontrolling interest of $0.8 million for the nine months ended September 30, 2017. The net losses attributable to the noncontrolling interest for the nine months ended September 30, 2018 were due to the net losses in the StarStone Group for the nine months ended September 30, 2018.
As at September 30, 2018 and 2017, Trident and Dowling had a combined 41.0% noncontrolling interest in the StarStone Group.

Other
Our other activities, which do not qualify as a reportable segment, include our corporate expenses, debt servicing costs, holding company income and expenses, foreign exchange, our remaining investments in life settlement contracts and other miscellaneous items. The presentation of the results of our other activities reflect the classification of Pavonia as discontinued operations and held-for-sale. Following the sale of Pavonia and Laguna, we no longer have any annuity products and we have also entered into an agreement to dispose of our remaining life business which comprises the term life products in Alpha.
The following is a discussion and analysis of our results of operations for our other activities for the three and nine months ended September 30, 2018 and 2017, which are summarized below:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
	(in thousands of U.S. dollars)
Net premiums earned	$823	$1,187	$(364)	$2,875	$3,656	$(781)
Life and Annuity Policy Benefits	(423)	(1,060)	637	(217)	(5,048)	4,831
Acquisition costs	(108)	(149)	41	(389)	(730)	341
Underwriting income (loss)	292	(22)	314	2,269	(2,122)	4,391
Net investment income	(918)	760	(1,678)	4,012	8,992	(4,980)
Net realized and unrealized gains (losses)	100	(1,045)	1,145	(6,803)	(7,563)	760
Fees and commission expense	—	(778)	778	—	(2,345)	2,345
Other income (expenses)	(4)	10	(14)	(207)	169	(376)
Corporate expenses	(8,925)	(9,267)	342	(28,677)	(26,841)	(1,836)
Interest Income	1,311	659	652	3,536	2,347	1,189
Net foreign exchange gains (losses)	(210)	(2,105)	1,895	1,138	(2,985)	4,123
Loss on sale of subsidiary	—	(6,740)	6,740	—	(16,349)	16,349
LOSS BEFORE INCOME TAXES	(8,354)	(18,528)	10,174	(24,732)	(46,697)	21,965
INCOME BENEFIT (TAXES)	(2)	14	(16)	(13)	5	(18)
NET LOSS FROM CONTINUING OPERATIONS	(8,356)	(18,514)	10,158	(24,745)	(46,692)	21,947
NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	3,495	(3,495)	—	(1,005)	1,005
NET LOSS	(8,356)	(15,019)	6,663	(24,745)	(47,697)	22,952
Dividend on preferred shares	(5,133)	—	(5,133)	(5,133)	—	(5,133)
NET LOSS ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$(13,489)	$(15,019)	$1,530	$(29,878)	$(47,697)	$17,819
Overall Results:
Net losses were $13.5 million for the three months ended September 30, 2018 compared to $15.0 million for the three months ended September 30, 2017, a decrease in net losses of $1.5 million, which primarily resulted from a loss on sale of subsidiary of $6.7 million in the comparative period, which did not reoccur in the current period.
Net losses were $29.9 million for the nine months ended September 30, 2018 compared to $47.7 million for the nine months ended September 30, 2017, a decrease in net losses of $17.8 million, which primarily resulted from a loss on sale of subsidiary of $16.3 million in the comparative period which did not reoccur in the current period and a $4.8 million higher expense for life and annuity policy benefits in the comparative period.
For the three months ended September 30, 2018 and 2017, the contribution to net losses from our Pavonia life and annuities business, classified as discontinued operations, was $nil and earnings of $3.5 million, respectively. For the nine months ended September 30, 2018 and 2017, the contribution to net losses from our Pavonia life and annuities business, classified as discontinued operations, was $nil and a loss of $1.0 million, respectively. For further information refer to Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinuing Operations" in the Consolidated Financial Statements within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017.
Investment results are separately discussed below in "Investable Assets."

Underwriting Income:
Three Months Ended September 30: Underwriting income was $0.3 million for the three months ended September 30, 2018, compared to underwriting loss of $22 thousand for the three months ended September 30, 2017, an increase of $0.3 million, primarily attributable to lower life and annuities policy benefits expense in the current period.

Nine Months Ended September 30: Underwriting income was $2.3 million for nine months ended September 30, 2018, compared to an underwriting loss of $2.1 million in September 30, 2017, an increase of $4.4 million, primarily attributable to lower life and annuities policy benefits expense in the current period.

Corporate Expenses:
Three Months Ended September 30: Corporate expenses were $8.9 million for the three months ended September 30, 2018, broadly consistent with corporate expenses of $9.3 million in the three months ended September 30, 2017.

Nine Months Ended September 30: Corporate expenses were $28.7 million in the nine months ended September 30, 2018, broadly consistent with corporate expenses of $26.8 million in the nine months ended September 30, 2017.

Dividend on Preferred Shares:
Three and Nine Months Ended September 30: The dividend on preferred shares was $5.1 million and $nil for the three months ended September 30, 2018 and 2017, respectively, and $5.1 million and $nil for the nine months ended September 30, 2018 and 2017, respectively. The 16,000 Series D Preferred Shares were issued on June 28, 2018, with the first dividend of $320.83 per Preferred Share declared on July 31, 2018 and paid on September 1, 2018.

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
Investable assets were $11.4 billion as at September 30, 2018 as compared to $9.8 billion as at December 31, 2017, an increase of 16.1%. The increase was primarily due to the investments and funds held balance acquired in connection with the Coca-Cola, KaylaRe, Zurich, Neon and Novae transactions.
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

Composition of Investable Assets By Segment
Across all of our segments, we strive to structure our investments in a manner that recognizes our liquidity needs for future liabilities. We consider the duration characteristics of our liabilities in determining the extent to which we invest in assets of comparable duration depending on our other investment strategies and to the extent practicable. If our liquidity needs or general liability profile change unexpectedly, we may adjust the structure of our investment portfolio to meet our revised expectations. The following tables summarize the composition of total invested assets by segment as at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Short-term investments, trading, at fair value	$206,578	$2,135	$23,237	$—	$231,950
Fixed maturities, trading, at fair value	5,031,077	137,350	1,144,903	—	6,313,330
Fixed maturities, available-for-sale, at fair value	—	37,421	—	125,723	163,144
Equities, trading, at fair value	97,669	3,163	29,482	—	130,314
Other investments, at fair value	1,910,959	6,931	104,331	14,209	2,036,430
Total investments	7,246,283	187,000	1,301,953	139,932	8,875,168
Cash and cash equivalents (including restricted cash and cash equivalents)	606,354	65,418	334,037	22,200	1,028,009
Funds held - directly managed	1,217,182	—	—	—	1,217,182
Funds held by reinsured companies	199,320	25,411	29,298	—	254,029
Total investable assets	$9,269,139	$277,829	$1,665,288	$162,132	$11,374,388
Duration (in years)	5.44	1.63	2.45	5.83	4.84
Average Credit Rating (1)	A+	AA-	A+	AA-	A+

(1) Included in the calculation are the credit ratings of cash and cash equivalents, short-term investments, fixed maturities and funds held - directly managed at September 30, 2018 and December 31, 2017.

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
(1) Included in the calculation are the credit ratings of cash and cash equivalents, short-term investments, fixed maturities and funds held - directly managed at September 30, 2018 and December 31, 2017.

As at September 30, 2018 and December 31, 2017, our investment portfolio, including funds held - directly managed, had an average credit quality rating of A+. As at September 30, 2018 and December 31, 2017, our fixed maturity investments rated lower than BBB- comprised 4.5% and 5.4% of our total investment portfolio, respectively. A detailed schedule of average credit ratings by asset class as at September 30, 2018 is included in Note 5 - "Investments" and Note 6 - "Funds Held - Directly Managed" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Schedules of maturities by asset class are included in Note 5 - "Investments" and Note 6 - "Funds Held - Directly Managed" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

Composition of Investment Portfolio By Asset Class
The following tables summarize the fair value and composition of our investment portfolio by asset class as at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Fair Value
	AAA Rated	AA Rated	A Rated	BBB Rated	Non-investment Grade	Not Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and available-for-sale
U.S. government & agency	$489,939	$3,839	$—	$—	$—	$—	$493,778	5.6%
Non-U.S. government	340,583	541,087	65,286	121,197	25,615	—	1,093,768	12.3%
Corporate	154,961	445,858	1,986,880	1,016,401	180,730	1,707	3,786,537	42.7%
Municipal	8,739	53,094	14,277	3,856	—	—	79,966	0.9%
Residential mortgage-backed	163,190	2,526	11,331	1,540	92,180	4,733	275,500	3.1%
Commercial mortgage-backed	210,902	47,118	70,164	60,296	9,936	13,159	411,575	4.7%
Asset-backed	237,239	46,971	115,349	73,415	93,918	408	567,300	6.4%
Total	1,605,553	1,140,493	2,263,287	1,276,705	402,379	20,007	6,708,424	75.7%

Equities
U.S.							72,765	0.8%
International							57,549	0.6%
Total							130,314	1.4%

Other investments
Private equity funds							256,618	2.9%
Fixed income funds							383,328	4.3%
Hedge funds							879,571	9.9%
Equity funds							381,983	4.3%
CLO equities							48,368	0.5%
CLO equity funds							41,501	0.5%
Private credit funds							39,751	0.4%
Call options on equity							4,590	0.1%
Other							720	—%
Total							2,036,430	22.9%

Total investments	$1,605,553	$1,140,493	$2,263,287	$1,276,705	$402,379	$20,007	$8,875,168	100.0%

	December 31, 2017
	Fair Value
	AAA Rated	AA Rated	A Rated	BBB Rated	Non-investment Grade	Not Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and available-for-sale
U.S. government & agency	$556,859	$1,364	$—	$—	$—	$—	$558,223	7.7%
Non-U.S. government	134,619	409,315	79,030	62,964	6,641	—	692,569	9.6%
Corporate	123,059	375,252	1,854,503	932,238	188,237	4,892	3,478,181	48.1%
Municipal	26,313	62,605	12,864	3,575	—	—	105,357	1.5%
Residential mortgage-backed	166,386	7,425	14,204	678	98,997	1,054	288,744	4.0%
Commercial mortgage-backed	222,656	38,176	77,811	59,358	9,555	13,992	421,548	5.8%
Asset-backed	272,784	43,539	68,489	69,116	88,019	—	541,947	7.4%
Total	1,502,676	937,676	2,106,901	1,127,929	391,449	19,938	6,086,569	84.1%

Equities
U.S.							106,363	1.5%
International							240	—%
Total							106,603	1.5%

Other investments
Private equity funds							289,556	4.0%
Fixed income funds							229,999	3.2%
Hedge funds							63,773	0.9%
Equity funds							249,475	3.4%
CLO equities							56,765	0.8%
CLO equity funds							12,840	0.2%
Private credit funds							10,156	0.1%
Other							828	—%
Total							913,392	12.6%

Other investments
Life settlements							131,896	1.8%

Total investments	$1,502,676	$937,676	$2,106,901	$1,127,929	$391,449	$19,938	$7,238,460	100.0%
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

The following table summarizes the composition of our top ten corporate issuers included within our fixed maturity and short-term investments as at September 30, 2018:

	Fair Value	Average Credit Rating
	(in thousands of U.S. dollars)
Apple Inc	$82,076	AA+
General Electric Co	77,958	A
JPMorgan Chase & Co	68,481	A-
Wells Fargo & Co	67,703	A
Lloyds Banking Group PLC	60,000	A
Bank of America Corp	58,039	A-
Morgan Stanley	56,800	A-
Citigroup	54,179	A+
Anheuser-Busch InBev SA/NV	49,992	A-
HSBC Holdings PLC	46,694	A
	$621,922

Composition of Funds Held - Directly Managed by Asset Class
The following tables summarize the fair value and composition of our funds held - directly managed portfolio by asset class as at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Fair Value
	AAA Rated	AA Rated	A Rated	BBB Rated	Non-investment Grade	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity investments:
U.S. government & agency	$98,928	$—	$—	$—	$—	$98,928	8.1%
Non-U.S. government	—	3,827	12,088	6,695	—	22,610	1.9%
Corporate	7,701	25,792	285,188	321,285	1,494	641,460	52.7%
Municipal	—	16,555	29,960	7,164	—	53,679	4.4%
Residential mortgage-backed	60,792	—	—	—	9,404	70,196	5.8%
Commercial mortgage-backed	211,747	6,367	1,963	—	—	220,077	18.1%
Asset-backed	75,417	16,289	4,037	—	—	95,743	7.8%
Total	454,585	68,830	333,236	335,144	10,898	1,202,693	98.8%
Other assets	—	—	—	—		14,489	1.2%
Total funds held - directly managed	$454,585	$68,830	$333,236	$335,144	$10,898	$1,217,182	100.0%

	December 31, 2017
	Fair Value
	AAA Rated	AA Rated	A Rated	BBB Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity investments:
U.S. government & agency	$69,850	$—	$—	$—	$69,850	5.9%
Non-U.S. government	—	—	2,926	—	2,926	0.2%
Corporate	7,754	25,418	315,385	346,933	695,490	59.0%
Municipal	—	20,921	30,449	7,560	58,930	5.0%
Residential mortgage-backed	29,439	—	—	—	29,439	2.5%
Commercial mortgage-backed	202,608	6,576	2,002	—	211,186	17.9%
Asset-backed	93,849	3,716	—	—	97,565	8.3%
Total	403,500	56,631	350,762	354,493	1,165,386	98.8%
Other assets	—	—	—	—	14,554	1.2%
Total funds held - directly managed	$403,500	$56,631	$350,762	$354,493	$1,179,940	100.0%
The following table summarizes the composition of our top ten corporate issuers included within our funds held - directly managed as at September 30, 2018:

	Fair Value	Average Credit Rating
	(in thousands of U.S. dollars)
Credit Suisse Group AG	$11,676	BBB+
HSBC Holdings PLC	11,644	A
Wells Fargo & Co	11,488	A
Citigroup Inc	11,341	BBB+
Verizon Communications Inc	11,212	BBB+
UBS Group AG	11,173	A-
Morgan Stanley	11,128	A-
Comcast Corp	10,019	A-
Barclays PLC	9,978	BBB
Bank of America Corp	9,746	A-
	$109,405
Eurozone Exposure
As at September 30, 2018 and December 31, 2017, we owned $70.2 million and $26.9 million, respectively, of investments in fixed maturity securities issued by the sovereign governments of Italy, Ireland and Spain.

Investment Results - Consolidated
The following table summarizes our investment results for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
Net investment income:	(in thousands of U.S. dollars, except percentages)
Fixed maturity investments	$48,062	$37,931	$10,131	$140,097	$102,002	$38,095
Short-term investments and cash and cash equivalents	3,247	2,048	1,199	8,425	7,489	936
Funds held	1,502	247	1,255	8,651	597	8,054
Funds held – directly managed	9,776	8,516	1,260	27,990	24,121	3,869
Investment income from fixed maturities and cash and cash equivalents	62,587	48,742	13,845	185,163	134,209	50,954
Equity securities	946	1,344	(398)	3,788	3,207	581
Other investments	8,324	3,120	5,204	14,600	10,016	4,584
Life settlements and other	—	1,443	(1,443)	6,509	11,026	(4,517)
Investment income from equities and other investments	9,270	5,907	3,363	24,897	24,249	648
Gross investment income	71,857	54,649	17,208	210,060	158,458	51,602
Investment expenses	(2,427)	(2,621)	194	(7,842)	(8,274)	432
Net investment income	$69,430	$52,028	$17,402	$202,218	$150,184	$52,034

Net realized gains (losses) on sale:
Net realized gains (losses) on fixed maturity securities	$(8,799)	$4,598	$(13,397)	$(19,363)	$3,862	$(23,225)
Net realized investment gains on equity securities, trading	666	340	326	3,569	1,150	2,419
Net realized investment gains (losses) on funds held - directly managed	(1,904)	422	(2,326)	(2,849)	(3,720)	871
Total net realized gains (losses) on sale	(10,037)	5,360	(15,397)	(18,643)	1,292	(19,935)
Net unrealized gains (losses):
Fixed maturity securities, trading	(13,423)	(10,747)	(2,676)	(159,691)	23,795	(183,486)
Equity securities, trading	1,830	2,652	(822)	6,152	13,209	(7,057)
Other investments	(35,188)	27,802	(62,990)	(37,059)	71,007	(108,066)
Change in fair value of embedded derivative on funds held – directly managed	(182)	3,967	(4,149)	(41,107)	28,807	(69,914)
Change in value of fair value option on funds held - directly managed	(223)	267	(490)	(4,323)	1,587	(5,910)
Total net unrealized gains (losses) on sale	(47,186)	23,941	(71,127)	(236,028)	138,405	(374,433)
Net realized and unrealized gains (losses)	$(57,223)	$29,301	$(86,524)	$(254,671)	$139,697	$(394,368)

Annualized Investment Book Yield
Income from cash and fixed maturities	$250,348	$194,968	$55,380	$246,884	$178,945	$67,939
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	$9,511,947	$8,490,522	$1,021,425	$9,562,821	$8,314,957	$1,247,864
Investment book yield	2.63%	2.30%	0.33%	2.58%	2.15%	0.43%

Financial Statement Portfolio Return
Total financial statement return (2)	$12,207	$81,329	$(69,122)	$(52,453)	$289,881	$(342,334)
Average aggregate invested assets, at fair value (1)	$11,374,468	$9,694,224	$1,680,244	$11,151,922	$9,481,369	$1,670,553
Financial statement portfolio return	0.11%	0.84%	(0.73)%	(0.47)%	3.06%	(3.53)%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
(2) This is the sum of net investment income and net realized and unrealized gains (losses) from our U.S. GAAP consolidated financial statements.

Net Investment Income:
Three Months Ended September 30: Net investment income increased by $17.4 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to a $13.8 million increase in net investment income from fixed maturities and cash and cash equivalents, principally due to an increase of $1.0 billion in our average aggregate fixed maturities and cash and cash equivalents. The increase in our average aggregate fixed maturities and cash and cash equivalents was primarily due to the Coca-Cola, KaylaRe, Zurich, Neon and Novae transactions. The book yield increased by 33 basis points primarily due to higher reinvestment rates as a result of broad increases in effective yields.
Net Realized and Unrealized Gains (Losses):
Three Months Ended September 30: Net realized and unrealized losses were $57.2 million for the three months ended September 30, 2018 compared to net realized and unrealized gains of $29.3 million for the three months ended September 30, 2017, a decrease of $86.5 million. Included in net realized and unrealized losses are the following items:

•
net realized losses on sale of investments of $10.0 million for the three months ended September 30, 2018, compared to net realized gains on sale of investments of $5.4 million for the three months ended September 30, 2017, an increase in net realized losses on sale of investments of $15.4 million;

•
net unrealized losses on fixed maturity securities, trading, of $13.4 million for the three months ended September 30, 2018, compared to $10.7 million for the three months ended September 30, 2017, an increase in net unrealized losses of $2.7 million, primarily driven by lower valuations due to increased sovereign yields in the current period;

•
net unrealized gains on equity securities, trading, of $1.8 million for the three months ended September 30, 2018, compared to $2.7 million for the three months ended September 30, 2017, a decrease of $0.8 million, primarily driven by a less favorable movement in international equity markets in 2018;

•
decrease in fair value of other investments of $35.2 million for the three months ended September 30, 2018, compared to an increase of $27.8 million for the three months ended September 30, 2017, representing a decrease of $63.0 million. The decrease for the three months ended September 30, 2018 was primarily comprised of unrealized losses in our hedge funds and equity funds, partially offset by unrealized gains in our bond funds, private equities, CLO equities and private credit funds. The increase for the three months ended September 30, 2017 was primarily comprised of unrealized gains in our equity funds, fixed income funds, hedge funds, private equities and CLO equities; and

•
decrease in fair value of embedded derivative on funds held and decrease in fair value option on funds held of $0.4 million for the three months ended September 30, 2018, compared to an increase of $4.2 million for the three months ended September 30, 2017, representing a decrease of $4.6 million, primarily driven by lower valuations due to increased sovereign yields.

Net Investment Income:
Nine Months Ended September 30: Net investment income increased by $52.0 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to a $51.0 million increase in net investment income from fixed maturities and cash and cash equivalents, principally driven by an increase of $1.2 billion in our average aggregate fixed maturities and cash and cash equivalents. The increase in our average aggregate fixed maturities and cash and cash equivalents was primarily due to the Coca-Cola, KaylaRe, Zurich, Neon and Novae transactions. The book yield increased by 43 basis points primarily due to higher reinvestment rates as a result of broad increases in effective yields.
Net Realized and Unrealized Gains (Losses):
Nine Months Ended September 30: Net realized and unrealized losses were $254.7 million for the nine months ended September 30, 2018 compared to net realized and unrealized gains of $139.7 million for the nine months ended September 30, 2017, a decrease of $394.4 million. Included in net realized and unrealized losses are the following items:

•
net realized losses on sale of investments of $18.6 million for the nine months ended September 30, 2018, compared to net realized gains of $1.3 million for the nine months ended September 30, 2017, an increase of $19.9 million;

•
net unrealized losses on fixed maturity securities, trading of $159.7 million for the nine months ended September 30, 2018, compared to net unrealized gains of $23.8 million for the nine months ended September 30, 2017, a decrease of $183.5 million, primarily driven by lower valuations due to increased sovereign yields and widening of investment-grade corporate credit spreads in the current period;

•
net unrealized gains on equity securities, trading of $6.2 million for the nine months ended September 30, 2018, compared to $13.2 million for the nine months ended September 30, 2017, a decrease of $7.1 million, primarily driven by a less favorable movement in equity markets in 2018;

•
decrease in fair value of other investments of $37.1 million for the nine months ended September 30, 2018, compared to an increase in fair value of other investments of $71.0 million for the nine months ended September 30, 2017, a decrease of $108.1 million. The decrease for the nine months ended September 30, 2018 was primarily comprised of unrealized losses in our equity funds and hedge funds, offset by unrealized gains in our fixed income funds, CLO equities, private equities and private credit funds. The increase for the nine months ended September 30, 2017 was primarily comprised of unrealized gains in our equity funds, fixed income funds, hedge funds, private equities and CLO equities; and

•
decrease in fair value of embedded derivative on funds held and decrease in fair value option on funds held of $45.4 million for the nine months ended September 30, 2018, compared to an increase of $30.4 million for the nine months ended September 30, 2017, representing a decrease of $75.8 million, primarily driven by lower valuations due to increased sovereign yields and widening of investment-grade corporate credit spreads in the current period.

Investment Results - By Segment
The following tables summarize our investment results by segment for the three and nine months ended September 30, 2018 and 2017. These tables have been prepared on a basis consistent with the consolidated table above.

Non-life Run-off

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
Net investment income:	(in thousands of U.S. dollars, except percentages)
Fixed maturity investments	$38,592	$29,596	$8,996	$112,821	$79,057	$33,764
Short-term investments and cash and cash equivalents	2,147	1,659	488	6,096	6,119	(23)
Funds held	1,233	247	986	8,234	597	7,637
Funds held – directly managed	9,776	8,516	1,260	27,990	24,121	3,869
Investment income from fixed maturities and cash and cash equivalents	51,748	40,018	11,730	155,141	109,894	45,247
Equity securities	459	1,325	(866)	2,719	3,128	(409)
Other investments	8,284	3,054	5,230	14,348	9,857	4,491
Other	478	333	145	1,379	1,444	(65)
Investment income from equities and other investments	9,221	4,712	4,509	18,446	14,429	4,017
Gross investment income	60,969	44,730	16,239	173,587	124,323	49,264
Investment expenses	(1,722)	(1,901)	179	(5,398)	(6,193)	795
Net investment income	$59,247	$42,829	$16,418	$168,189	$118,130	$50,059

Net realized gains (losses) on sale:
Net realized gains (losses) on fixed maturity securities	$(7,464)	$4,448	$(11,912)	$(15,336)	$5,985	$(21,321)
Net realized investment gains on equity securities, trading	418	315	103	2,813	1,067	1,746
Net realized investment gains (losses) on funds held - directly managed	(1,904)	422	(2,326)	(2,849)	(3,720)	871
Total net realized gains (losses) on sale	(8,950)	5,185	(14,135)	(15,372)	3,332	(18,704)
Net unrealized gains (losses):
Fixed maturity securities, trading	(13,094)	(12,873)	(221)	(140,957)	12,812	(153,769)
Equity securities, trading	1,721	2,420	(699)	1,502	12,449	(10,947)
Other investments	(37,778)	26,050	(63,828)	(30,572)	68,143	(98,715)
Change in fair value of embedded derivative on funds held – directly managed	(182)	3,967	(4,149)	(41,107)	28,807	(69,914)
Change in value of fair value option on funds held - directly managed	(223)	267	(490)	(4,323)	1,587	(5,910)
Total net unrealized gains (losses)	(49,556)	19,831	(69,387)	(215,457)	123,798	(339,255)
Net realized and unrealized gains (losses)	$(58,506)	$25,016	$(83,522)	$(230,829)	$127,130	$(357,959)

Annualized Investment Book Yield
Income from cash and fixed maturities	$206,992	$160,072	$46,920	$206,855	$146,525	$60,330
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	$7,548,860	$6,587,901	$960,959	$7,625,029	$6,397,769	$1,227,260
Investment book yield	2.74%	2.43%	0.31%	2.71%	2.29%	0.42%

Financial Statement Portfolio Return
Total financial statement return (2)	$741	$67,845	$(67,104)	$(62,640)	$245,260	$(307,900)
Average aggregate invested assets, at fair value (1)	$9,274,048	$7,464,317	$1,809,731	$8,988,208	$7,252,052	$1,736,156
Financial statement portfolio return	0.01%	0.91%	(0.90)%	(0.70)%	3.38%	(4.08)%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
(2) This is the sum of net investment income and net realized and unrealized gains (losses) from our U.S. GAAP consolidated financial statements.

Net Investment Income:
Three Months Ended September 30: Net investment income increased by $16.4 million during 2018, primarily due to a $11.7 million increase in net investment income from fixed maturities and cash and cash equivalents, principally driven by an increase of $1.0 billion in our average aggregate fixed maturities and cash and cash equivalents. The increase in our average aggregate fixed maturities and cash and cash equivalents was primarily due to the transactions with Coca-Cola, KaylaRe, Zurich, Neon and Novae. The book yield increased by 31 basis points primarily due to higher reinvestment rates as a result of broad increases in effective yields.
Net Realized and Unrealized Gains (Losses):
Three Months Ended September 30: The decrease of $83.5 million in net realized and unrealized gains (losses) was comprised of:

•	net realized losses on sale of investments of $9.0 million in 2018, compared to net realized gains of $5.2 million in 2017, a decrease of $14.1 million;

•
net unrealized losses on fixed maturity securities, trading, of $13.1 million in 2018, compared to $12.9 million in 2017, an increase in net unrealized losses of $0.2 million, primarily driven by lower valuations due to increased sovereign yields in the current period;

•
net unrealized gains on equity securities, trading, of $1.7 million in 2018, compared to net unrealized gains of $2.4 million in 2017, a decrease in unrealized gains of $0.7 million, primarily driven by a less favorable movement in international equity markets in 2018;

•
decrease in fair value of other investments of $37.8 million in 2018, compared to an increase of $26.1 million in 2017, representing a decrease of $63.8 million. The decrease for the three months ended September 30, 2018 was primarily comprised of unrealized losses in our equity funds and hedge funds, partially offset by unrealized gains in our private equities, fixed income funds, CLO equities and private credit funds. The increase for the three months ended September 30, 2017 was primarily comprised of unrealized gains in our equity funds, fixed income funds, hedge funds, private equities and CLO equities; and

•
decrease in fair value of embedded derivative on funds held and decrease in fair value option on funds held of $0.4 million in 2018, compared to an increase of $4.2 million in 2017, representing a decrease of $4.6 million, primarily driven by lower valuations due to increased sovereign yields.

Net Investment Income:
Nine Months Ended September 30: Net investment income increased by $50.1 million during 2018, primarily due to a $45.2 million increase in net investment income from fixed maturities and cash and cash equivalents, principally driven by an increase of $1.2 billion in our average fixed maturities and cash and cash equivalents. The increase in average aggregate fixed maturities and cash and cash equivalents was primarily due to the transactions with Coca-Cola, KaylaRe, Zurich, Neon and Novae. The book yield increased by 42 basis points primarily due to higher reinvestment rates as a result of broad increases in effective yields.
Net Realized and Unrealized Gains (Losses):
Nine Months Ended September 30: Net realized and unrealized losses were $230.8 million in 2018 compared to $127.1 million net realized and unrealized gains in 2017, a decrease of $358.0 million. Included in net realized and unrealized gains are the following items:

•	net realized losses of $15.4 million in 2018, compared to net realized gains of $3.3 million in 2017, an increase in net realized losses of $18.7 million;

•
net unrealized losses on fixed maturity securities, trading, of $141.0 million in 2018, compared to net unrealized gains of $12.8 million in 2017, a decrease of $153.8 million, primarily driven by lower valuations due to increased sovereign yields and widening of investment-grade corporate credit spreads in the current period;

•
net unrealized gains on equity securities, trading of $1.5 million in 2018, compared to $12.4 million in 2017, a decrease of $10.9 million, primarily driven by a less favorable movement in international equity markets in 2018;

•
decrease in fair value of other investments of $30.6 million in 2018, compared to an increase in fair value of other investments of $68.1 million in 2017, representing a decrease of $98.7 million. The decrease for the nine months ended September 30, 2018 was primarily comprised of unrealized losses in our hedge funds and equity funds, offset by unrealized gains in our fixed income funds, CLO equities and private equities. The increase for the nine months ended September 30, 2017 was primarily comprised of unrealized gains in our equity funds, fixed income funds, hedge funds, private equities and CLO equities; and

•
decrease in fair value of embedded derivative on funds held and decrease in fair value option on funds held of $45.4 million in 2018, compared to an increase of $30.4 million in 2017, representing a decrease of $75.8 million, primarily driven by lower valuations due to increased sovereign yields and widening of investment-grade corporate credit spreads in the current period.

Atrium

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
Net investment income:	(in thousands of U.S. dollars, except percentages)
Fixed maturity investments	$1,017	$750	$267	$2,937	$2,080	$857
Short-term investments and cash and cash equivalents	171	74	97	397	278	119
Funds held	269	—	269	417	—	417
Investment income from fixed maturities and cash and cash equivalents	1,457	824	633	3,751	2,358	1,393
Equity securities	6	5	1	36	16	20
Other	196	82	114	477	653	(176)
Investment income from equities and other investments	202	87	115	513	669	(156)
Gross investment income	1,659	911	748	4,264	3,027	1,237
Investment expenses	(62)	(64)	2	(197)	(195)	(2)
Net investment income	$1,597	$847	$750	$4,067	$2,832	$1,235

Net realized gains (losses) on sale:
Net realized investment gains (losses) on fixed maturity securities	$(4)	$21	$(25)	$(252)	$40	$(292)
Net realized investment gains on equity securities, trading	52	10	42	195	26	169
Total net realized gains (losses) on sale	48	31	17	(57)	66	(123)
Net unrealized gains (losses):
Fixed maturity securities, trading	(6)	(92)	86	(1,714)	166	(1,880)
Equity securities, trading	60	65	(5)	(38)	169	(207)
Other investments	92	281	(189)	(80)	776	(856)
Total net unrealized gains (losses)	146	254	(108)	(1,832)	1,111	(2,943)
Net realized and unrealized gains (losses)	$194	$285	$(91)	$(1,889)	$1,177	$(3,066)

Annualized Investment Book Yield
Income from cash and fixed maturities	$5,828	$3,296	$2,532	$5,001	$3,144	$1,857
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	$267,750	$251,531	$16,219	$265,920	$264,070	$1,850
Investment book yield	2.18%	1.31%	0.87%	1.88%	1.19%	0.69%

Financial Statement Portfolio Return
Total financial statement return (2)	$1,791	$1,132	$659	$2,178	$4,009	$(1,831)
Average aggregate invested assets, at fair value(1)	$274,200	$260,853	$13,347	$273,349	$268,889	$4,460
Financial statement portfolio return	0.65%	0.43%	0.22%	0.80%	1.49%	(0.69)%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
(2) This is the sum of net investment income and net realized and unrealized gains (losses) from our U.S. GAAP consolidated financial statements.
Three and Nine Months Ended September 30: Atrium's net investment income was relatively consistent for the three and nine months ended September 30, 2018 and September 30, 2017. Investment results improved slightly due to higher reinvestment rates as a result of broad increases in effective yields. Net realized and unrealized gains (losses) decreased by $3.1 million in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily driven by lower valuations due to the impact of increased sovereign yields and widening of investment-grade corporate credit spreads in the current period.

StarStone

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
Net investment income:	(in thousands of U.S. dollars, except percentages)
Fixed maturity investments	$8,132	$7,160	$972	$23,322	$19,572	$3,750
Short-term investments and cash and cash equivalents	885	293	592	1,831	973	858
Investment income from fixed maturities and cash and cash equivalents	9,017	7,453	1,564	25,153	20,545	4,608
Equity securities	480	14	466	1,033	63	970
Other investments	—	58	(58)	—	93	(93)
Other	636	634	2	1,887	1,229	658
Investment income from equities and other investments	1,116	706	410	2,920	1,385	1,535
Gross investment income	10,133	8,159	1,974	28,073	21,930	6,143
Investment expenses	(629)	(567)	(62)	(2,123)	(1,700)	(423)
Net investment income	$9,504	$7,592	$1,912	$25,950	$20,230	$5,720

Net realized gains (losses) on sale:
Net realized investment gains (losses) on fixed maturity securities	$(1,331)	$130	$(1,461)	$(3,781)	$(2,252)	$(1,529)
Net realized investment gains on equity securities, trading	196	15	181	561	57	504
Total net realized gains (losses) on sale	(1,135)	145	(1,280)	(3,220)	(2,195)	(1,025)
Net unrealized gains (losses):
Fixed maturity securities, trading	(324)	1,976	(2,300)	(17,020)	10,933	(27,953)
Equity securities, trading	49	167	(118)	4,688	591	4,097
Other investments	2,399	2,757	(358)	402	9,624	(9,222)
Total net unrealized gains (losses)	2,124	4,900	(2,776)	(11,930)	21,148	(33,078)
Net realized and unrealized gains (losses)	$989	$5,045	$(4,056)	$(15,150)	$18,953	$(34,103)

Annualized Investment Book Yield
Income from cash and fixed maturities	$36,068	$29,812	$6,256	$33,537	$27,393	$6,144
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	$1,528,574	$1,492,581	$35,993	$1,508,229	$1,483,225	$25,004
Investment book yield	2.36%	2.00%	0.36%	2.22%	1.85%	0.37%

Financial Statement Portfolio Return
Total financial statement return (2)	$10,493	$12,637	$(2,144)	$10,800	$39,183	$(28,383)
Average aggregate invested assets, at fair value(1)	$1,643,839	$1,665,618	$(21,779)	$1,648,170	$1,649,138	$(968)
Financial statement portfolio return	0.64%	0.76%	(0.12)%	0.66%	2.38%	(1.72)%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
2) This is the sum of net investment income and net realized and unrealized gains (losses) from our U.S. GAAP consolidated financial statements.
Net Investment Income:
Three Months Ended September 30: Net investment income increased by $1.9 million during 2018, primarily due to a $1.6 million increase in net investment income from fixed maturities and cash and cash equivalents. The book yield increased by 36 basis points primarily due to higher reinvestment rates as a result of broad increases in effective yields.
Net Realized and Unrealized Gains (Losses):
Three Months Ended September 30: The decrease in net realized and unrealized gains (losses) of $4.1 million was primarily comprised of:

•	net realized losses on sale of investments of $1.1 million in 2018, compared to net realized gains of $0.1 million in 2017, a decrease of $1.3 million;

•
net unrealized losses on fixed maturities, trading, of $0.3 million in 2018, compared to net unrealized gains of $2.0 million in 2017, a decrease of $2.3 million, driven by lower valuations due to increased sovereign yields in the current period; and

•
increase in fair value of other investments of $2.4 million in 2018, compared to an increase of $2.8 million in 2017, representing a decrease of $0.4 million. The increase in fair value of other investments for the three months ended September 30, 2018 and September 30, 2017 was primarily comprised of unrealized gains in our private equities, fixed income funds and equity funds.

Net Investment Income:
Nine Months Ended September 30: Net investment income increased by $5.7 million during 2018, primarily due to a $4.6 million increase in net investment income from fixed maturities and cash and cash equivalents. The book yield increased by 37 basis points primarily due to higher reinvestment rates as a result of broad increases in effective yields.
Net Realized and Unrealized Gains (Losses):
Nine Months Ended September 30: The decrease in net realized and unrealized gains (losses) of $34.1 million was primarily comprised of:

•
net unrealized losses on fixed maturities, trading, of $17.0 million in 2018, compared to net unrealized gains of $10.9 million in 2017, a decrease of $28.0 million, driven by lower valuations due to increased sovereign yields and widening of investment-grade corporate credit spreads in the current period;

•
net unrealized gains on equities, trading, of $4.7 million in 2018, compared to net unrealized gains of $0.6 million in 2017, an increase of $4.1 million, primarily driven by a more favorable movement in an equity security in 2018; and

•
increase in fair value of other investments of $0.4 million in 2018, compared to an increase of $9.6 million in 2017, a decrease of $9.2 million. The increase for the nine months ended September 30, 2018 was primarily comprised of unrealized gains in our fixed income funds and CLO equities, offset by unrealized losses in our equity funds and private equities. The increase for the nine months ended September 30, 2017 was primarily comprised of unrealized gains in our fixed income funds, equity funds and private equities.

Other Activities

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
	(in thousands of U.S. dollars)
Net investment income (loss)	$(918)	$760	$(1,678)	$4,012	$8,992	$(4,980)
Net realized and unrealized gains (losses)	100	(1,045)	1,145	(6,803)	(7,563)	760

Financial Statement Portfolio Return
Total financial statement return (1)	(818)	(285)	(533)	(2,791)	1,429	(4,220)
Average aggregate invested assets, at fair value (2)	182,381	303,436	(121,055)	242,195	311,290	(69,095)
Financial statement portfolio return	(0.45)%	(0.09)%	(0.36)%	(1.15)%	0.46%	(1.61)%
(1) This is the sum of net investment income and net realized and unrealized gains (losses) from our U.S. GAAP consolidated financial statements.
(2) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
Three and Nine Months Ended September 30: Net investment income decreased by $1.7 million and $5.0 million during the three and nine months ended September 30, 2018, respectively, due to a decrease in earnings from life settlements. Net realized and unrealized losses decreased by $1.1 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to lower impairment charges of $4.4 million on our life settlements portfolio in 2018 and were relatively consistent during the nine months ended September 30, 2018.

Liquidity and Capital Resources
Overview
Enstar aims to generate cash flows from our insurance operations and investments, preserve sufficient capital for future acquisitions, and develop relationships with lenders who provide borrowing capacity at competitive rates.
Our capital resources as at September 30, 2018 included total shareholders' equity of $3.9 billion, redeemable noncontrolling interest of $458.3 million classified as temporary equity, and debt obligations of $394.5 million. The redeemable noncontrolling interest may be settled in the future in cash or Enstar ordinary shares, at our option. Based on our current loss reserves position, our portfolios of in-force insurance and reinsurance business, and our investment positions, we believe we are well capitalized.
The following table details our capital position as at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017	Change
	(in thousands of U.S. dollars)
Ordinary shareholders' equity	$3,505,364	$3,136,684	$368,680
Series D Preferred Shares	400,000	—	400,000
Total Enstar Group Limited Shareholders' Equity (A)	3,905,364	3,136,684	768,680
Noncontrolling interest	10,313	9,264	1,049
Total Shareholders' Equity (B)	3,915,677	3,145,948	769,729

Senior Notes	347,970	347,516	454
Revolving credit facility	46,500	225,110	(178,610)
Term loan facility	—	74,063	(74,063)
Total debt (C)	394,470	646,689	(252,219)

Redeemable noncontrolling interest (D)	458,328	479,606	(21,278)

Total capitalization = (B) + (C) + (D)	$4,768,475	$4,272,243	$496,232

Total capitalization attributable to Enstar = (A) + (C)	$4,299,834	$3,783,373	$516,461

Debt to total capitalization	8.3%	15.1%	(6.8)%
Debt and Series D Preferred Shares to total capitalization	16.7%	15.1%	1.6%

Debt to total capitalization attributable to Enstar	9.2%	17.1%	(7.9)%
Debt and Series D Preferred Shares to total capitalization available to Enstar	18.5%	17.1%	1.4%
As at September 30, 2018, we had $553.4 million of cash and cash equivalents, excluding restricted cash that supports insurance operations, and included in this amount was $486.9 million held by foreign subsidiaries outside of Bermuda. Based on our group's current corporate structure with a Bermuda domiciled parent company and the jurisdictions in which we operate, if the cash and cash equivalents held by our foreign subsidiaries were to be distributed to us, as dividends or otherwise, such amounts would not be subject to incremental income taxes, however in certain circumstances withholding taxes may be imposed by some jurisdictions, including the United States. Based on existing tax laws, regulations and our current intentions, there was no accrual as at September 30, 2018 for any material withholding taxes on dividends or other distributions, as described in Note 19 - "Taxation" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

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
On July 31, 2018, our Board of Directors declared a cash dividend of $320.83 per Series D Preferred Share (equivalent to $0.32083 per depositary share), which was paid on September 1, 2018 to shareholders of record on August 15, 2018.
On November 6, 2018, our Board of Directors declared a cash dividend of $437.50 per Series D Preferred Share (equivalent to $0.43750 per depositary share), which is payable on December 1, 2018 to shareholders of record on November 15, 2018.
Sources and Uses of Cash
Holding Company Liquidity
The potential sources of cash flows to Enstar as a holding company consist of cash flows from our subsidiaries including dividends, advances and loans, and interest income on loans to our subsidiaries. We also borrow under our credit facilities, and during 2017 and 2018, we issued senior notes and preferred shares as described below.
We use cash to fund new acquisitions of companies and significant new business. We also utilize cash for our operating expenses associated with being a public company and to pay interest and principal on loans from subsidiaries and debt obligations, including loans under our credit facilities and our Senior Notes.
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
On March 10, 2017, we issued Senior Notes (the "Notes") for an aggregate principal amount of $350.0 million. The Notes pay 4.5% interest semi-annually and mature on March 10, 2022. For more information regarding our senior notes and other debt obligations, refer to "Debt Obligations" below.
On June 28, 2018, we issued 16,000 Series D Preferred Shares with an aggregate liquidation value of $400.0 million. The net proceeds from the Series D Preferred Shares were used to repay a portion of amounts outstanding under our revolving credit facility, and fully repay our term loan facility.
As we are a holding company and have no substantial operations of our own, our assets consist primarily of investments in subsidiaries and our loans and advances to subsidiaries. Dividends from our insurance subsidiaries are restricted by insurance regulation, as described below.
Operating Company Liquidity
The ability to pay dividends and make other distributions is limited by the applicable laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries operate, including Bermuda, the United Kingdom, the United States, Australia and Continental Europe, which subject these subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, certain of our insurance and reinsurance subsidiaries to maintain minimum capital resources requirements and limit the amount of dividends and other payments that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments. For more information on these laws and regulations, see "Item 1. Business - Regulation" in our Annual Report on Form 10-K for the year ended December 31, 2017. As of September 30, 2018, all of our insurance and reinsurance subsidiaries’ capital resources levels were in excess of the minimum levels required. The ability of our subsidiaries to pay dividends is subject to certain restrictions, as described in Note 22 - "Dividend Restrictions and Statutory Financial Information" in the notes to our consolidated financial statements included within Item 8 of our Annual Report on Form

10-K for the year ended December 31, 2017. Variability in ultimate loss payments may also result in increased liquidity requirements for our subsidiaries.
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
Cash Flows
The following table summarizes our consolidated cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands of U.S. dollars)
Cash provided by (used in):
Operating activities	$90,955	$(482,246)	$573,201
Investing activities	(411,352)	164,204	(575,556)
Financing activities	135,338	(57,539)	192,877
Effect of exchange rate changes on cash	232	6,292	(6,060)
Net decrease in cash and cash equivalents	(184,827)	(369,289)	184,462
Cash and cash equivalents, beginning of period	1,212,836	1,318,645	(105,809)
Cash and cash equivalents, end of period	$1,028,009	$949,356	$78,653
Details of our consolidated cash flows are included in "Item 1. Financial Statements - Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017."
2018 versus 2017: Cash and cash equivalents decreased by $184.8 million during the nine months ended September 30, 2018 compared with a decrease of $369.3 million during the nine months ended September 30, 2017.
For the nine months ended September 30, 2018, cash and cash equivalents decreased by $184.8 million, as cash used in investing activities of $411.4 million, was partially offset by cash provided by operating activities of $91.0 million and cash provided by financing activities of $135.3 million. Cash provided by operations is largely a result of the timing of loss payments across all of our segments. Cash used in investing activities for the nine months ended September 30, 2018 primarily related to the net subscriptions of other investments of $444.0 million. In addition, we are continuously seeking to deploy surplus operating cash into our investing activities. Cash provided by financing activities for the nine months ended September 30, 2018 was primarily attributable to the net proceeds from the issuance of the Series D Preferred Shares of $389.2 million, partially offset by net repayment of loans of $248.8 million.

For the nine months ended September 30, 2017, cash and cash equivalents decreased by $369.3 million, as cash used in operating and financing activities of $482.2 million and $57.5 million, respectively, was partially offset by cash provided by investing activities of $164.2 million. Cash used in operations is largely a result of the timing of loss payments across all of our segments. Cash used in financing activities for the nine months ended September 30, 2017 related primarily to the repayment of the remaining principal on the Sussex term loan ("Sussex Facility"). Dividends of $27.5 million were also paid to redeemable noncontrolling interests during the nine months ended September 30, 2017. In addition, during the nine months ended September 30, 2017, we raised $347.1 million of proceeds, net of issuance costs, from the public offering of Senior Notes, and those proceeds were used to repay a portion of our revolving credit facility and to repay a portion of the Sussex Facility. Cash provided by investing activities for the nine months ended September 30, 2017 primarily related to the net redemptions of other investments of $104.4 million.
Investments and Cash and Cash Equivalents
As at September 30, 2018 and December 31, 2017, we had total cash and cash equivalents, restricted cash and cash equivalents and investments of $9.9 billion and $8.4 billion, respectively. The increase is primarily related to the Coca-Cola, KaylaRe, Zurich, Neon and Novae transactions.
For information regarding our investments strategy, portfolio and results, refer to "Investable Assets" above.
Reinsurance Balances Recoverable
As at September 30, 2018 and December 31, 2017, we had reinsurance balances recoverable of $1,975.6 million and $2,021.0 million, respectively.

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
Funds Held
As at each of September 30, 2018 and December 31, 2017, we had funds held - directly managed of $1.2 billion. For further information regarding our funds held - directly managed, refer to Note 6 - "Funds Held - Directly Managed" in the notes to our condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
In addition, as at September 30, 2018 and December 31, 2017, we had funds held by reinsured companies of $254.0 million and $175.4 million, respectively, which are carried at cost and receive a fixed crediting rate.

For information regarding credit risk, refer to "Item 3. Quantitative and Qualitative Disclosures About Market Risk - Credit Risk - Funds Held" of this Quarterly Report on Form 10-Q.

Debt Obligations
We utilize debt financing and loan facilities primarily for acquisitions, significant new business and, from time to time, for general corporate purposes. For information regarding our debt arrangements, including our loan covenants, refer to Note 14 - "Debt Obligations" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. Our debt obligations as at September 30, 2018 and December 31, 2017 were $394.5 million and $646.7 million, respectively.
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

On August 16, 2018, we and certain of our subsidiaries, as borrowers and guarantors, entered into a new five-year unsecured $600.0 million revolving credit agreement. The credit agreement expires in August 2023 and we have the option to increase the commitments under the facility by up to an aggregate of $400.0 million. Borrowings under the facility will bear interest at a rate based on the Company's long term senior unsecured debt ratings. In connection with our entry into the credit agreement described above, we terminated and fully repaid our previous revolving credit agreement, which was originated on September 16, 2014 and most recently amended on July 17, 2018.
As at September 30, 2018, we were permitted to borrow up to an aggregate of $600.0 million under the facility. As at September 30, 2018, there was $553.5 million of available unutilized capacity under this facility. We are in compliance with the covenants of the facility. Subsequent to September 30, 2018, we repaid $10.0 million, bringing the unutilized capacity under this facility to $563.5 million.
As at September 30, 2018 and December 31, 2017, there were borrowings of €nil and €50.0 million ($60.1 million), respectively, under our revolving credit facilities in effect as of such dates that were designated as non-derivative hedges of our net investment in certain subsidiaries whose functional currency is denominated in Euros. Refer to Note 8 - "Derivative and Hedging Instruments" for more information on these non-derivative hedges.
We also had a three-year unsecured term loan that was originated on November 18, 2016. As at December 31, 2017, the outstanding principal under this facility was $74.1 million. Following the issuance of the Series D Preferred Shares in the second quarter of 2018, a portion of the proceeds was used to fully repay this facility and the facility was subsequently terminated.
In June 2017, we repaid the outstanding principal on a four-year term loan we had entered into in connection with our acquisition of Sussex, and the facility was terminated.

Contractual Obligations
The following table summarizes, as at September 30, 2018, our future payments under contractual obligations and estimated payments for losses and LAE and policy benefits by expected payment date and updates the table on page 86 of our Annual Report on Form 10-K for the year ended December 31, 2017. The table excludes short-term liabilities and includes only obligations that are expected to be settled in cash.

	Total	Less than 1 Year	1 - 3 years	3 - 5 years	6 - 10 years	More than 10 Years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and LAE (1)
Asbestos	$1,712.5	$94.2	$181.4	$170.7	$308.7	$957.5
Environmental	207.4	29.5	50.8	39.0	46.5	41.6
General Casualty	832.3	175.1	227.6	134.2	133.8	161.6
Workers' compensation/personal accident	2,173.2	228.4	363.0	275.9	391.8	914.1
Marine, aviation and transit	392.1	78.7	108.9	61.5	71.9	71.1
Construction defect	141.7	26.3	43.4	32.4	29.6	10.0
Professional indemnity/ Directors & Officers	904.1	196.7	274.7	157.6	153.7	121.4
Other	1,047.6	253.9	286.3	145.7	139.6	222.1
Total Non-Life Run-off	7,410.9	1,082.8	1,536.1	1,017.0	1,275.6	2,499.4
Atrium	238.0	74.6	100.9	39.1	19.4	4.0
StarStone	1,460.6	551.3	552.3	212.2	137.6	7.2
Estimated gross reserves for losses and LAE (1)	9,109.5	1,708.7	2,189.3	1,268.3	1,432.6	2,510.6

Policy benefits for life and annuity contracts (2)	124.4	5.7	12.1	11.6	29.4	65.6
Operating lease obligations	55.0	10.6	16.6	10.9	14.8	2.1
Acquisition of Maiden Re North America	307.5	307.5	—	—	—	—
Investing Activities
Investment commitments to private equity funds	200.0	91.7	88.0	20.3	—	—
Investment commitments to equity and equity method investments	200.0	200.0	—	—	—	—
Financing Activities
Loan repayments (including estimated interest payments)	470.1	19.7	39.2	411.2	—	—
Total	$10,466.5	$2,343.9	$2,345.2	$1,722.3	$1,476.8	$2,578.3

(1)
The reserves for losses and LAE represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above. The amounts in the above table represent our estimates of known liabilities as of September 30, 2018 and do not take into account corresponding reinsurance balance recoverable amounts that would be due to us. Furthermore, certain of the reserves included in the audited consolidated financial statements as of September 30, 2018 were acquired by us and initially recorded at fair value with subsequent amortization, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.

(2)
Policy benefits for life and annuity contracts recorded in our unaudited consolidated balance sheet as at September 30, 2018 of $107.5 million are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

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
Included in the above table are commitments related to the acquisition of Maiden Re North America and an equity investment in AmTrust. Refer to Note 3 - "Acquisitions" and Note 20 - "Related Party Transactions" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Form 10-Q.
Off-Balance Sheet Arrangements
At September 30, 2018, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.
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
The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, in our fixed maturity and short-term investments portfolio classified as trading and available-for-sale as at September 30, 2018 and December 31, 2017:

	Interest Rate Shift in Basis Points
As at September 30, 2018	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$7,051	$6,874	$6,708	$6,530	$6,368
Market Value Change from Base	5.1%	2.5%	—	(2.7)%	(5.1)%
Change in Unrealized Value	$343	$166	$—	$(178)	$(340)

As at December 31, 2017	-100	-50	—	+50	+100
Total Market Value	$6,438	$6,261	$6,087	$5,919	$5,760
Market Value Change from Base	5.8%	2.9%	—	(2.8)%	(5.4)%
Change in Unrealized Value	$351	$174	$—	$(168)	$(327)
The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, in our funds held - directly managed portfolio as at September 30, 2018 and December 31, 2017:

	Interest Rate Shift in Basis Points
As at September 30, 2018	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$1,283	$1,242	$1,203	$1,166	$1,132
Market Value Change from Base	6.7%	3.2%	—	(3.1)%	(5.9)%
Change in Unrealized Value	$80	$39	$—	$(37)	$(71)

As at December 31, 2017	-100	-50	—	+50	+100
Total Market Value	$1,247	$1,205	$1,165	$1,128	$1,092
Market Value Change from Base	7.0%	3.4%	—	(3.2)%	(6.3)%
Change in Unrealized Value	$82	$40	$—	$(37)	$(73)

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
Fixed Maturity and Short-Term Investments
As a holder of $6.7 billion of fixed maturity and short-term investments, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity investments of short-to-medium duration and mutual funds. A table of credit ratings for our fixed maturity and short-term investments is in Note 5 - "Investments" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we do not believe we have significant concentrations of credit risk. A summary of our fixed maturity and short-term investments by credit rating as at September 30, 2018 and December 31, 2017 is as follows:

Credit rating	As at September 30, 2018	As at December 31, 2017	Change
AAA	23.9%	24.7%	(0.8)%
AA	17.0%	15.4%	1.6%
A	33.8%	34.6%	(0.8)%
BBB	19.0%	18.6%	0.4%
Non-investment grade	6.0%	6.4%	(0.4)%
Not rated	0.3%	0.3%	—%
Total	100.0%	100.0%

Average credit rating	A+	A+
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
Funds Held

Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds balance is credited with investment income and losses payable are deducted. We are subject to credit risk if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due. Our funds held are shown under two categories on the consolidated balance sheets, where funds held upon which we receive the underlying portfolio economics are shown as "Funds held - directly managed", and funds held where we receive a fixed crediting rate are shown as "Funds held by reinsured companies". Both types of funds held are subject to credit risk. We routinely monitor the creditworthiness of reinsured companies with whom we have funds held arrangements. As at September 30, 2018, we have a significant concentration of $1,037.6 million to one reinsured company which has financial strength credit ratings of A+ from A.M. Best and AA from Standard & Poor's.

Equity Price Risk
Our portfolio of equity investments, including the equity funds and call options on equities included in other investments and other assets (collectively, "equities at risk"), has exposure to equity price risk, which is the risk of potential loss in fair value resulting from adverse changes in stock prices. Our global equity portfolio is correlated with a blend of the S&P 500 and MSCI World indices, and changes in this blend of indices would approximate the impact on our portfolio. The fair value of our equities at risk at September 30, 2018 was approximately $773.5 million (December 31, 2017: $645.7 million). At September 30, 2018, the impact of a 10% decline in the overall market prices of our equities at risk would be approximately $77.4 million (December 31, 2017: $64.6 million), on a pre-tax basis.

	September 30, 2018	December 31, 2017	Change
	(in millions of U.S. dollars)
Equities — U.S.	$72.8	$106.4	$(33.6)
Equities — International	57.5	0.2	57.3
Private equities funds	256.6	289.6	(33.0)
Equity Funds	382.0	249.5	132.5
Call options on equity	4.6	—	4.6
Fair value of equities at risk	$773.5	$645.7	$127.8

Impact of 10% decline in fair value	$77.4	$64.6	$12.8
In addition to the above, at September 30, 2018 we also have investments of $879.6 million (December 31, 2017: $63.8 million) in hedge funds, included within our other investments, at fair value, that have exposure, amongst other items, to equity price risk.
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
We have exposure to foreign currency risk through our ownership of European, British and Australian subsidiaries whose functional currencies are the Euro, British pound and Australian dollar, respectively. The foreign exchange gain or loss resulting from the translation of their financial statements from functional currency into U.S. dollars is recorded in the currency translation adjustment account, which is a component of accumulated other comprehensive income (loss) in shareholders’ equity. During the three months ended September 30, 2018, we fully repaid our borrowing of Euros under the EGL Revolving Credit Facility, which was hedging the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currency is denominated in Euros, and replaced the hedge with a Euro-denominated foreign currency forward exchange rate contract. During the nine months ended September 30, 2018, we utilized forward exchange contracts to hedge the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currencies are denominated in Australian dollars. The loan and the forward contracts are discussed in Note 14 - "Debt Obligations" and Note 8 - "Derivative and Hedging Instruments", respectively, in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report. We utilized hedge accounting to record the foreign exchange gain or loss on these instruments in the currency translation account.
In addition, we also have exposure to foreign currency risk through our investment and run-off portfolios and from time to time, we may utilize foreign currency forward contracts to hedge these foreign currency exposures in British pounds, Canadian dollars and Euros, which were not designated for hedge accounting.
The table below summarizes our net exposures to foreign currencies as at September 30, 2018 and December 31, 2017:

As at September 30, 2018	AUD	CAD	EUR	GBP	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$(2.2)	$4.3	$3.4	$4.0	$2.8	$12.2

Pre-tax impact of a 10% movement of the U.S. dollar(1)	$(0.2)	$0.4	$0.3	$0.4	$0.3	$1.2

As at December 31, 2017	AUD	CAD	EUR	GBP	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$(2.1)	$(3.4)	$11.0	$7.0	$3.7	$16.2

Pre-tax impact of a 10% movement of the U.S. dollar(1)	$(0.2)	$(0.3)	$1.1	$0.7	$0.4	$1.6

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as at September 30, 2018. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about ordinary shares acquired by the Company during the three months ended September 30, 2018, which were shares withheld from employees in order to facilitate the payment of withholding taxes on restricted shares. The Company does not have a share repurchase program.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Program
July 1, 2018 - July 31, 2018	—	$—	—	—
August 1, 2018 - August 31, 2018	318	$209.10	—	—
September 1, 2018 - September 30, 2018	—	$—	—	—
Total	318		—	—

(1)
Consists of shares withheld from employees in order to facilitate the payment of withholding taxes on restricted shares granted pursuant to our equity incentive plan. The price for the shares is their fair market value, as determined by reference to the closing price of our ordinary shares on the vesting date.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1†
Master Transaction Agreement, dated as of August 31, 2018, by and among Enstar Group Limited, Enstar Holdings (US) LLC and Maiden Holdings North America, Ltd. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on September 9, 2018).

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

10.1
Revolving Credit Agreement, dated as of August 16, 2018, among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, Barclays Bank PLC, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association and each of the lenders party thereto (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on August 21, 2018).

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
________________________________
*     filed herewith
** furnished herewith
† Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to supplementally furnish to the SEC upon request any omitted schedule or exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2018.

ENSTAR GROUP LIMITED

By:	/S/ GUY BOWKER
Guy Bowker Chief Financial Officer, Authorized Signatory, Principal Financial Officer and Principal Accounting Officer