Form 10-K
period 2018-12-31
Enstar Group LTD
filed 2019-03-01
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
Commission File Number 001-33289
ENSTAR GROUP LIMITED
(Exact name of Registrant as specified in its charter)

BERMUDA	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Windsor Place, 3rd Floor, 22 Queen Street, Hamilton HM JX, Bermuda
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (441) 292-3645
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Ordinary shares, par value $1.00 per share	The NASDAQ Stock Market LLC
Depositary Shares, Each Representing a 1/1,000th Interest in a 7.00% Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Share, Series D, Par Value $1.00 Per Share	The NASDAQ Stock Market LLC
Depositary Shares, Each Representing a 1/1,000th Interest in a 7.00% Perpetual Non-Cumulative Preferred Share, Series E, Par Value $1.00 Per Share	The NASDAQ Stock Market LLC
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of June 30, 2018 was approximately $2.22 billion based on the closing price of $207.30 per ordinary share on the NASDAQ Stock Market on that date. Shares held by officers and directors of the registrant and their affiliated entities have been excluded from this computation. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of February 28, 2019, the registrant had outstanding 17,964,779 voting ordinary shares and 3,509,682 non-voting convertible ordinary shares, each par value $1.00 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to its 2019 annual general meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

Enstar Group Limited
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2018

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This annual report and the documents incorporated by reference herein contain statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our financial condition, results of operations, business strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of our management, as well as the markets for our securities and the insurance and reinsurance sectors in general. Statements that include words such as "estimate," "project," "plan," "intend," "expect," "anticipate," "believe," "would," "should," "could," "seek," "may" and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. All forward-looking statements are necessarily estimates or expectations, and not statements of historical fact, reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward looking statements should, therefore, be considered in light of various important factors, including those set forth in this annual report and the documents incorporated by reference herein, which could cause actual results to differ materially from those suggested by the forward-looking statements. These factors include:

•	risks associated with implementing our business strategies and initiatives;

•	the adequacy of our loss reserves and the need to adjust such reserves as claims develop over time;

•
risks relating to our acquisitions, including our ability to evaluate opportunities, successfully price acquisitions, address operational challenges, support our planned growth and assimilate acquired companies into our internal control system in order to maintain effective internal controls, provide reliable financial reports and prevent fraud;

•
risks relating to our active underwriting businesses, including unpredictability and severity of catastrophic and other major loss events, failure of risk management and loss limitation methods, the risk of a ratings downgrade or withdrawal, and cyclicality of demand and pricing in the insurance and reinsurance markets;

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

•
risks relating to the variability of statutory capital requirements and the risk that we may require additional capital in the future, which may not be available or may be available only on unfavorable terms;

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
The factors listed above should be not construed as exhaustive and should be read in conjunction with the Risk Factors that are included in Item 1A below. We undertake no obligation to publicly update or review any forward-looking statement, whether to reflect any change in our expectations with regard thereto, or as a result of new information, future developments or otherwise, except as required by law.

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
Enstar acquires and manages insurance and reinsurance companies and portfolios of insurance and reinsurance business in run-off. Since formation, we have completed the acquisition of over 90 insurance and reinsurance companies and portfolios of business.
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
Recent Acquisitions and Significant New Business
Maiden
On March 1, 2019, we entered into a Master Agreement with Maiden Holdings, Ltd. ("Maiden Holdings") and Maiden Reinsurance Ltd. (“Maiden Re Bermuda”). Under the Master Agreement, Enstar and Maiden Re Bermuda agreed to enter into an Adverse Development Cover Reinsurance Agreement (“ADC Agreement”) pursuant to which Maiden Re Bermuda will cede and Enstar will reinsure 100% of the liability of Maiden Re Bermuda, as reinsurer, under Maiden Re Bermuda’s two existing quota share agreements with certain insurance companies owned directly or indirectly by AmTrust Financial Services, Inc. (“AmTrust”) for losses incurred on or prior to December 31, 2018 in excess of a $2.44 billion retention, as such figure may be adjusted based upon Maiden’s final year end reserves for the underlying business, up to a $675 million limit. The premium payable by Maiden Re Bermuda to Enstar under the ADC Agreement is $500.0 million. Completion of the transaction is subject to, among other things, regulatory approvals and satisfaction of various closing conditions. The Master Agreement contains customary representations, warranties, covenants and other closing conditions. The transaction is expected to close in the first half of 2019.
Effective immediately upon the signing of the Master Agreement, the parties terminated and released each other from their respective obligations under the previously disclosed Master Agreement, entered into on November 9, 2018. The previous agreement provided for the parties to enter into a retrocession agreement pursuant to which Maiden Re Bermuda would cede and Enstar would reinsure 100% of the liability of Maiden Re Bermuda, as reinsurer, under Maiden Re Bermuda’s two existing AmTrust quota share agreements for losses incurred on or prior to June 30, 2018, for a premium payable by Maiden Re Bermuda to Enstar of $2.675 billion.
Amerisure
On February 15, 2019, we entered into a loss portfolio transfer reinsurance agreement with Amerisure Mutual Insurance Company ("Amerisure") and Allianz Risk Transfer (Bermuda) Limited (“ART Bermuda”). In the transaction, Amerisure has agreed to cede, and each of Enstar and ART Bermuda has agreed to severally assume, a 50% quota share of the construction defect losses incurred by Amerisure and certain of its subsidiaries on or before December 31, 2012. At closing, Amerisure would pay Enstar and ART Bermuda an aggregate premium of $125.0 million, which would be adjusted for a broker commission and paid claims and recoveries from April 1, 2018. Enstar's subsidiary would assume $60.0 million of net reserves in the transaction. Completion of the transaction, which is expected to occur in the first quarter of 2019, is subject to, among other things, regulatory approvals and satisfaction of various other customary closing conditions.
AmTrust RITC Transactions
On February 14, 2019, we entered into four RITC transactions with Syndicates 1206, 1861, 2526 and 5820, managed by AmTrust Syndicates Limited, under which we reinsured to close the 2016 and prior underwriting years for each syndicate. We assumed aggregate net reinsurance reserves of approximately £650.0 million (approximately $830.0 million) for cash consideration approximately equal to the net amount of reserves assumed.

Allianz
Effective December 31, 2018, we and Allianz SE amended the January 1, 2016 reinsurance agreement between our subsidiary and Allianz SE, which related to our reinsurance of certain U.S. workers' compensation, construction defect, and asbestos, pollution and toxic tort business originally held by Fireman's Fund Insurance Company. The amendment increased the original sub-limit related to asbestos & environmental (“A&E”) liabilities in exchange for a premium of $70.0 million. This additional business is also covered by the consulting agreement that we entered into with San Francisco Reinsurance Company, an affiliate of Allianz, in connection with our 2017 transaction with Allianz discussed below.
Maiden Re North America
On December 27, 2018, we completed the acquisition of Maiden Reinsurance North America, Inc. (“Maiden Re North America”) from a subsidiary of Maiden Holdings. Maiden Re North America is a diversified insurance company domiciled in Missouri that provides property and casualty treaty reinsurance, casualty facultative reinsurance and accident and health treaty reinsurance. The net consideration payable in the transactions was $286.4 million, and we assumed $1.0 billion of gross loss and loss adjustment expense reserves upon closing. The renewal rights were not included in the transaction.
On December 27, 2018, as part of the acquisition of Maiden Re North America, we also novated and assumed certain reinsurance agreements from Maiden Re Bermuda, including certain affiliate reinsurance agreements with Maiden Re North America. We assumed total gross unaffiliated reserves of $72.1 million for total assets of $70.4 million on a funds held basis and recorded a deferred charge asset of $1.7 million, included in other assets.
Coca-Cola
On August 1, 2018, we entered into a reinsurance transaction with The Coca-Cola Company and its subsidiaries ("Coca-Cola"), pursuant to which we reinsured certain of Coca-Cola's retention and deductible risks under its subsidiaries' U.S. workers' compensation, auto liability, general liability and product liability insurance coverage. We assumed total gross reserves of $120.8 million for cash consideration of $103.6 million and recorded a deferred charge asset of $17.2 million, included in other assets. We transferred the cash consideration of $103.6 million into a trust to support our obligations under the reinsurance agreement.
KaylaRe
On May 14, 2018, we acquired all of the outstanding shares and warrants of KaylaRe. In consideration for the acquired shares and warrants of KaylaRe, we issued an aggregate of 2,007,017 of our ordinary shares to the shareholders of KaylaRe, comprising 1,501,778 voting ordinary shares and 505,239 Series E non-voting ordinary shares. As a result of this transaction, we recognized goodwill of $41.7 million and net income of $0.4 million due to the remeasurement of the previously held equity method investment to its fair value, partially offset by the settlement of preexisting relationships. For a detailed discussion of various transactions related to KaylaRe and its other shareholders, refer to Note 3 - "Acquisitions" and Note 21 - "Related Party Transactions" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Zurich Australia
On February 23, 2018, we entered into a reinsurance agreement with Zurich Australian Insurance Limited, a subsidiary of Zurich Insurance Group ("Zurich"), to reinsure its New South Wales Vehicle Compulsory Third Party ("CTP") insurance business. Under the agreement, which was effective January 1, 2018, we assumed gross loss reserves of AUD$359.4 million ($280.8 million) in exchange for consideration of AUD$343.9 million ($268.7 million). We elected the fair value option for this reinsurance contract and recorded an initial fair value adjustment of AUD$15.5 million ($12.1 million) on the assumed gross loss reserves.
Following the initial reinsurance transaction, which transferred the economics of the CTP insurance business, we and Zurich also completed a portfolio transfer of the CTP insurance business under Division 3A Part III of Australia's Insurance Act 1973 (Cth), effective December 31, 2018, which provided legal finality for Zurich's obligations.

Neon RITC Transaction
On February 16, 2018, we completed a reinsurance-to-close (“RITC”) transaction with Neon Underwriting Limited ("Neon"), under which we reinsured to close the 2015 and prior underwriting years of account (comprising underwriting years 2008 to 2015) of Neon's Syndicate 2468, with effect from January 1, 2018. We assumed gross loss reserves of£403.9 million ($546.3 million) and net loss reserves of £342.1 million ($462.6 million) relating to the portfolio in exchange for consideration of £329.1 million ($445.1 million). We elected the fair value option for this reinsurance contract and recorded initial fair value adjustments of $20.6 million and $17.5 million on the gross and net loss reserves assumed, respectively.
Novae RITC Transaction
On January 29, 2018, we entered into an RITC transaction with AXIS Managing Agency Limited, under which we will reinsure to close the 2015 and prior underwriting years of account of Novae Syndicate 2007 ("Novae"), with effect from January 1, 2018. We assumed gross loss reserves of £860.1 million ($1,163.2 million) and net loss reserves of £630.7 million ($853.0 million) relating to the portfolio in exchange for consideration of £594.1 million ($803.5 million) and recorded initial fair value adjustments of $67.5 million and $49.5 million on the gross and net loss reserves assumed, respectively.
Acquisitions and Significant New Business since January 1, 2018
The table below sets forth a summary of acquisitions and significant new business in excess of $50.0 million in acquired assets that we have signed or completed since January 1, 2018, including those announced in 2019 prior to issuing this Annual Report on Form 10-K. For a more detailed explanation of these transactions, as well as transactions completed in 2017 and 2016, refer to Note 3 - "Acquisitions" and Note 4 - "Significant New Business" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

Significant New Business (January 1, 2018 - Present)
Transaction	Purchase Price	Assets Acquired/Assumed	Total Liabilities Acquired/Assumed	Segment	Primary Nature of Business
Amerisure	N/A	$63 million	$60 million	Non-life Run-off	U.S. construction defect
AmTrust RITCs	N/A	$830 million	$830 million	Non-life Run-off	Property, professional, marine, non-marine, affinity annual, extended warranty and political
Allianz SE	N/A	$70 million	$70 million	Non-life Run-off	Asbestos and environmental
Maiden Re North America	$297 million	$1,466 million	$1,170 million	Non-life Run-off	Diversified property and casualty
Maiden Re Bermuda	N/A	$70 million	$72 million	Non-life Run-off	U.S. workers' compensation and motor
Coca-Cola	N/A	$104 million	$121 million	Non-life Run-off	U.S. workers' compensation, auto liability, general and product liability
KaylaRe	$788 million	$770 million	$24 million	Non-life Run-off	Diversified property and casualty
Zurich Australia	N/A	$269 million	$269 million	Non-life Run-off	Australian motor
Neon Underwriting Limited RITC	N/A	$526 million	$526 million	Non-life Run-off	Medical malpractice, general liability, professional indemnity and marine
AXIS Managing Agency Limited (Novae Syndicate 2007) RITC	N/A	$1,096 million	$1,096 million	Non-life Run-off	Financial, casualty, marine and energy, professional indemnity, aviation, motor and property

Inception to Date Acquisition Loss Development
The table below sets forth a summary of acquired and assumed net reserves and the resulting development for the 10 most recent acquisition years for our Non-life Run-off segment:

			Total Net Incurred Losses and LAE
Acquisition Year	Acquired and Assumed Net Reserves	Net Paid Losses	Net Loss Development	Net Losses recognized on Acquired Unearned Premium	Amortization of Deferred Charge Assets	Change in provisions for bad debt	Change in provisions for ULAE	Amortization of Fair Value Adjustments	Change in Fair Value - FVO	Total Net Incurred losses and LAE	Retro-cession of reserves	Effect of Exchange Rate Movement	Closing Net Reserves
	(in thousands of U.S. dollars)
2009	$171,225	$(51,279)	$(78,337)	$—	$—	$(3,237)	$(9,892)	$8,259	$—	$(83,207)	$—	$(6,608)	$30,131
2010	1,245,093	(657,671)	(305,679)	—	—	(29,003)	(47,834)	20,774	—	(361,742)	(8,274)	(29,092)	188,314
2011	712,867	(49,086)	(296,498)	—	—	(31,096)	(49,091)	(25,455)	—	(402,140)	(90,104)	(3,644)	167,893
2012	422,476	(223,672)	(75,820)	—	—	(242)	(6,900)	(9,132)	—	(92,094)	—	(26,169)	80,541
2013	657,982	(504,779)	(100,267)	110,285	—	(127)	(5,218)	(30,474)	—	(25,801)	(28,391)	(5,101)	93,910
2014	465,395	(350,090)	(14,150)	62,404	—	1,752	6,485	(42,745)	—	13,746	—	(2,733)	126,318
2015	1,491,256	(681,605)	(451,713)	53,465	207,534	56	(69,281)	14,400	—	(245,539)	(50,466)	(12,605)	501,041
2016	1,350,463	(344,925)	13,700	—	3,157	(542)	(6,274)	—	—	10,041	—	8,618	1,024,197
2017	1,504,561	(251,036)	(173,404)	—	—	125	(27,899)	89	19,125	(181,964)	—	23,380	1,094,941
2018	2,873,675	(353,094)	(36,326)	—	1,541	—	(25,222)	(3,261)	17,795	(45,473)	—	(49,124)	2,425,984
	$10,894,993	$(3,467,237)	$(1,518,494)	$226,154	$212,232	$(62,314)	$(241,126)	$(67,545)	$36,920	$(1,414,173)	$(177,235)	$(103,078)	$5,733,270
2008 and prior													354,684
Total Net Non-life Run-off Liability for Losses and LAE													$6,087,954
The above table presents the assumed and acquired net reserves in the year they were assumed or acquired in our Non-life Run-off segment, including the impact of any fair value adjustments due to business combinations or electing the fair value option, deferred charge assets and unallocated LAE. The table also presents the cumulative roll forward of those acquired and assumed net reserves from the year of acquisition to December 31, 2018. As such, each acquisition year includes a different number of years and therefore impacts the comparability between acquisition years. We generally do not experience significant favourable or adverse development on acquired or assumed net reserves in the year of acquisition. After the first year, and following detailed reviews of all open claims, we primarily earn our total return from disciplined claims management and/or commuting the liabilities and maximizing reinsurance recoveries, in addition to maximizing investment returns on the investment portfolio.

Other Transactions
Enhanzed Re
Enhanzed Reinsurance Ltd. ("Enhanzed Re") is a joint venture between Enstar, Allianz SE and Hillhouse Capital Management, Ltd. ("Hillhouse Capital") that was entered into in December 2018. Enhanzed Re is a Bermuda-based Class 4 and Class E reinsurer and will reinsure life, non-life run-off, and property and casualty insurance business. Enstar, Allianz and an affiliate of Hillhouse Capital have made equity investment commitments in the aggregate of $470.0 million to Enhanzed Re. Enstar owns 47.4% of the entity, with Allianz owning 24.9%, and an affiliate of Hillhouse owning 27.7%. As of December 31, 2018, Enstar had contributed $94.8 million of its equity commitment to Enhanzed Re, and its uncalled commitment was $128.0 million.
Enstar acts as the (re)insurance manager for Enhanzed Re, Hillhouse is the primary investment manager and an affiliate of Allianz SE also provides investment management services. Enhanzed Re intends to write business sourced from Allianz SE and Enstar, and it will seek to underwrite other business to maximize diversification by risk and geography.
AmTrust
In November 2018, we purchased equity in Evergreen Parent, L.P. ("Evergreen") in the aggregate amount of $200.0 million. Evergreen is an entity formed by private equity funds managed by Stone Point and the Karfunkel-Zyskind family that acquired the approximately 45% of the issued and outstanding shares of common stock of AmTrust Financial Services, Inc. ("AmTrust") that the Karfunkel-Zyskind Family and certain of its affiliates and related parties did not already own or control. The equity interest was in the form of three separate classes of equity securities issued at the same price and in the same proportion as the equity interest purchased by Trident Pine Acquisition L.P. ("Trident Pine"). Following the closing of the transaction, Enstar owns approximately 7.5% of the equity interest in Evergreen and Trident Pine owns approximately 21.8%. Evergreen owns all of the equity interest in AmTrust.
Sale of Life and Annuities
The following sections describe the sale of various life and annuities businesses and assets, certain of which are still underway. Each of these was an opportunistic sale, allowing us to release capital and liquidity. The proceeds will be used to repay our credit facilities and for Non-life Run-off transactions. We will still consider life and annuities business opportunities, either for our own balance sheet, or via one of our affiliates, Monument Re or Enhanzed Re.
Alpha
On October 10, 2018, we entered into a Business Transfer Agreement between our wholly-owned subsidiary Alpha Insurance SA ("Alpha") and a subsidiary of Monument Insurance Group Limited ("Monument"). This agreement will transfer our remaining life assurance policies to Monument, via a portfolio transfer, subject to regulatory approval. The transaction is expected to close during 2019. We have an equity method investment in Monument, as described further in Note 21 - "Related Party Transactions" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K. Our remaining life operations do not qualify for inclusion in our reportable segments and are therefore included within other activities. The related assets, as well as the results from these operations, were not significant to our consolidated operations and therefore they have not been classified as a discontinued operation. In addition, our proposed transfer of these life assurance polices to Monument was not classified as a held-for-sale business transaction since the underlying contracts do not meet the definition of a business.
Life Settlements
During 2018, we sold our investments in life settlement contracts. Our life settlement investments do not qualify for inclusion in our reportable segments and therefore were included within other activities. The related assets, as well as the results from these operations, were not significant to our consolidated operations and therefore they were not been classified as a discontinued operation. In addition, our sale of these investments was not classified as a held-for-sale business transaction since the underlying contracts did not meet the definition of a business.
Pavonia
On December 29, 2017, we completed the sale of Pavonia Holdings (US), Inc. (“Pavonia”) to Southland National Holdings, Inc. (“Southland”), a Delaware corporation and a subsidiary of Global Bankers Insurance Group, LLC. The aggregate purchase price was $120.0 million. We used the proceeds to make repayments under our revolving credit facility. A sale of one subsidiary, Pavonia Life Insurance Company of New York ("PLIC NY") has not yet completed. We classified the assets and liabilities of the business to be sold as held-for-sale.

Operating Segments
We have three reportable segments of business that are each managed, operated and separately reported: (i) Non-life Run-off; (ii) Atrium; and (iii) StarStone. Our other activities, which do not qualify as a reportable segment, include our corporate expenses, debt servicing costs, holding company income and expenses, foreign exchange, our remaining life business and other miscellaneous items. For additional information and financial data relating to our segments, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations by Segment," "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments" and Note 24 - "Segment Information" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
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
Participants in the industry often have portfolios of business that become inconsistent with their core competency or provide excessive exposure to a particular risk or segment of the market (i.e., workers' compensation, property/casualty, asbestos, environmental, director and officer liability, etc.). These non-core and/or discontinued portfolios are often associated with potentially large exposures and lengthy time periods before resolution of the last remaining insured claims, resulting in significant uncertainty to the insurer or reinsurer covering those risks. These factors can distract management, drive up the cost of capital and surplus for the insurer or reinsurer and negatively impact the insurer’s or reinsurer’s rating, which makes the disposal of the unwanted company or portfolio an attractive option. The insurer or reinsurer may engage with a third party that specializes in run-off management, such as Enstar, to purchase the company or assume the portfolio in run-off.
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
Acquisition Process
We evaluate each acquisition and loss portfolio transfer opportunity presented by carefully reviewing the portfolio’s risk exposures, claim practices, reserve requirements and outstanding claims. Based on this initial analysis, we can determine if a company or portfolio of business would add value to our current portfolio of run-off businesses. If we decide to pursue the purchase of a company in run-off, we then proceed to price the acquisition in a manner we believe will result in positive operating results based on certain assumptions including, without limitation, our ability to favorably resolve claims, negotiate with direct insureds and reinsurers, and otherwise manage the nature of the risks posed by the business.

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
Integral to our success is our ability to analyze, administer, and settle claims while managing related expenses, such as loss adjustment expenses ("LAE"). We have implemented claims handling guidelines along with claims reporting and control procedures in all of our claims units. All claims matters are reviewed regularly, with all material claims matters being circulated to and authorized by management prior to any action being taken. Our claims management processes also include leveraging our extensive relationships and developed protocols to more efficiently manage outside counsel and other third parties to reduce expenses. With respect to certain lines of business, we have agreements with third-party administrators to manage and pay claims on our subsidiaries’ behalf and advise with respect to case reserves. These agreements generally set forth the duties of the third-party administrators, limits of authority, indemnification language designed for our protection and various procedures relating to compliance with laws and regulations. These arrangements are also subject to review by our relevant claims departments, and we monitor these administrators on an ongoing basis.
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
Following the acquisition of a company or the assumption of a portfolio of business through a reinsurance transaction, we analyze the acquired exposures and reinsurance receivables on a policyholder-by-policyholder basis to identify those we wish to approach to discuss commutation. In addition, policyholders and reinsurers often approach us requesting commutation. We then carry out a full analysis of the underlying exposures in order to determine the attractiveness of a proposed commutation. From the initial analysis of the underlying exposures, it may take several months, or even years, before a commutation is completed. In certain cases, if we and the policyholder or reinsurer are unable to reach a commercially acceptable settlement, the commutation may not be achievable, in which case we will continue to settle valid claims from the policyholder, or collect reinsurance receivables from the reinsurer, as they arise or become due.
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
In early 2019, we have completed or signed agreements for six portfolios of non-life run-off business. We continue to see a strong pipeline of opportunities and we expect further significant transaction activity in the future.
Atrium
Our Atrium segment is comprised of the active underwriting operations and financial results of Northshore Holdings Ltd. ("Northshore"), a holding company that owns Atrium and its subsidiaries and Arden. Enstar acquired Atrium on November 25, 2013.
Atrium’s wholly-owned subsidiary, Atrium Underwriters Ltd, manages Syndicate 609, which underwrites specialist insurance and reinsurance business at Lloyd’s. Atrium’s wholly-owned subsidiary, Atrium 5 Ltd., provides 25% of the underwriting capacity and capital to Syndicate 609, with the balance provided by traditional Lloyd’s Names. Atrium has offices in London, the United States, Canada and Singapore. Generally, Atrium continues to operate in accordance with the underwriting and other business strategies established pre-acquisition, although we and Trident continually review these strategies and business goals and continue to develop synergies with our existing business operations.
Arden is a Bermuda-based reinsurance company that provides reinsurance to Atrium (through a 65% quota share reinsurance arrangement with Atrium 5 Ltd., which is eliminated upon consolidation) and is currently in the process of running off certain other discontinued business. Results related to Arden’s discontinued business are included within our Non-life Run-off segment.
Business Lines
Syndicate 609 provides insurance and reinsurance on a worldwide basis including the United States, Europe, the Far East and Australasia. Atrium specializes in a wide range of industry classes, including marine, aviation and transit, property and casualty binding authorities, reinsurance, accident and health and non-marine direct and facultative. Lloyd’s business is often underwritten on a subscription basis across the insurance market. Atrium is the lead underwriter in approximately 43% of the business it underwrites.
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
Distribution
All of the business in the Atrium segment is placed through insurance and reinsurance brokers, and a key distribution channel for Syndicate 609 is the managing general agent binding authorities. Atrium seeks to develop relationships with insurance and reinsurance brokers, insurance and reinsurance companies, large global corporations and financial intermediaries to develop and underwrite business. Independent broker Marsh Inc. accounted for 11% of Atrium’s gross premiums written in 2018. Other brokers (each individually less than 10%) accounted for the remaining 89% of gross premiums written.
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

StarStone
Our StarStone segment is comprised of the active underwriting operations and financial results of StarStone and StarStone Specialty Holdings Limited ("StarStone Group"), a holding company that owns StarStone and its subsidiaries. Our StarStone segment also includes the results of KaylaRe's reinsurance of StarStone Group from the date that Enstar completed the acquisition of KaylaRe and other intra-group cessions.
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
Business in the StarStone segment is generally placed through insurance and reinsurance brokers and managing general agents. Independent brokers Marsh Inc., Willis Group Holdings Ltd. and Aon Benfield Group Ltd. accounted for 15%, 6% and 4%, respectively, of StarStone’s gross premiums written for the year ended December 31, 2018 (25% collectively). Other brokers and managing general agents (each individually less than 4%) accounted for the remaining 75% of gross premiums written.
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
Reinsurance Ceded
StarStone purchases an annual tailored outwards reinsurance program designed to manage its risk profile. The majority of StarStone’s third party reinsurance cover is with highly rated reinsurers or is collateralized by letters of credit. Several of the StarStone affiliates previously had entered into a Quota Share Treaty with KaylaRe Ltd. pursuant to which KaylaRe Ltd. reinsured 35% of all business written by these StarStone affiliates for risks attaching from January 1, 2016, net of the StarStone affiliates' reinsurance programs. The portion of this quota share agreement related to U.S. business was not renewed in 2018, and the remainder was not renewed in 2019. On May 14, 2018, we acquired all of the outstanding shares and warrants of KaylaRe, and the results of KaylaRe were included within our consolidated financial statements from that date. The impact of this acquisition and resultant consolidation has made comparability between periods challenging, as discussed in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - StarStone Segment."
In addition, effective October 1, 2018, StarStone entered into a loss portfolio transfer with an affiliate of Enstar, whereby the Non-life Run-off subsidiary reinsured certain of StarStone's discontinued and discontinuing lines of business. Capital for the loss portfolio transfer was provided by Enstar, Trident and Dowling on a pro-rata basis.
Other activities
Our other activities, which do not qualify as a reportable segment, include our corporate expenses, debt servicing costs, holding company income and expenses, foreign exchange, our remaining life business and other miscellaneous items. Following the sale of our life settlements investments during 2018 and the transfer of our remaining life assurance policies from Alpha to Monument, which is expected to close during 2019, we will have de minimis residual life business in our consolidated operations.
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
In our Non-life Run-off segment, policy buy-backs and commutations provide an opportunity for us to exit and settle exposures to policies with insureds and reinsureds, often at a discount to the previously estimated ultimate liability. Commutations are beneficial to us as they extinguish liabilities, reduce the potential for future adverse loss development, and reduce future claims handling costs. Our estimates of ultimate claim liabilities, including IBNR reserves, are based upon actuarial methodologies applied to the remaining non-commuted aggregate exposures and revised historical loss development information, after adjusting for the elimination of historical loss development relating to commuted and bought-back exposures. In addition, the routine settlement of claims, at either below or above the carried advised loss reserve, updates historical loss development information to which actuarial methodologies are applied often, resulting in revised estimates of ultimate liabilities. A large portion of our loss reserves are related to workers' compensation and casualty exposures, which include latent exposures primarily relating to asbestos and environmental damage. In establishing reserves, we consider facts currently known and the current state of the law and coverage litigation. Case reserves are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy.
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
Life Benefits and Claims Reserves
We estimate our life benefit and claim reserves on a present value basis using standard actuarial techniques and cash flow models. We establish and maintain our life reserves at a level that we estimate will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support future cash flow benefit obligations and third-party servicing obligations as they become payable. Our policy benefits for life contracts as at December 31, 2018 and 2017 were $105.1 million and $117.2 million, respectively. Following the transfer of our remaining life assurance policies from Alpha to Monument, which is expected to close during 2019, we will have de minimis residual life business in our consolidated operations.
See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Policy Benefits for Life Contracts" for a discussion of these reserves.
Investments
For information regarding our investment strategy, portfolio and results, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments."

Ratings
In our active underwriting businesses, financial strength ratings are an important factor in establishing competitive position and in product marketing. Financial strength ratings by third-party organizations provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders. These ratings reflect A.M. Best’s, Standard and Poor’s ("S&P"), and Fitch Ratings Ltd.’s ("Fitch") opinions of capitalization, performance and management, and are not a recommendation to buy, sell or hold securities. These ratings may be changed, suspended or withdrawn at the discretion of the agencies. Rating agencies charge fees for their services.
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
Employees
As of December 31, 2018, we had 1,366 employees, as compared to 1,341 as of December 31, 2017. Although our employee count was not significantly changed from last year, we generally do not expect it to be consistent from period to period due to our business strategies, which include anticipated ongoing acquisition and integration activities.
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

An effective enterprise risk management ("ERM") framework contributes to the strength of our overall group (the "Group"). The value of having effective risk management can positively impact many areas of the business such as setting and achieving business strategy and objectives, capital management decision making, efficiency and effectiveness in operations and processes, financial performance and reliable financial reporting, regulatory compliance, good reputation with key stakeholders and business continuity planning.
Risk Management Strategy
Our risk management strategy is to:

•	engage in highly disciplined acquisition, management and (re)insurance practices across a diverse portfolio of loss reserves;

•	via active underwriting segments, take on underwriting risks across a balanced range of select specialty lines where the expected margins compensate for the risk and/or the costs of risk mitigation;

•	seek investment risk where it is adequately rewarded;

•	maintain reserving risk at low to moderate levels; and

•	ensure capital, liquidity, credit, operational and regulatory risks remain low.
These strategies are pursued through the use of appropriate controls, governance structures and highly skilled teams effectively working together.
We embed our risk strategy in our organization by promoting a culture of high risk awareness. This is achieved in the demonstration of our day-to-day approach in how we manage our business and in how we manage and assess challenges and opportunities.
Risk Appetite
The primary objective of our risk appetite framework is to monitor and protect the Group from an unacceptable level of loss, compliance failures and adverse reputational impact. It considers material risks in the business relating to: strategy, capital adequacy, insurance, investment/market, reinsurance counterparty/credit, regulatory, tax and operational risk. Risk appetite and tolerance is set by our Board and reviewed annually. It represents the amount of risk that we are willing to accept as a Group compared to risk metrics based on our shareholders' equity, capital resources, potential financial loss, and other risk-specific measures.
Accountability for the implementation, monitoring and oversight of risk appetite is assigned to individual corporate executives and monitored and maintained by the Risk Management function. Risk tolerance levels are monitored and deviations from pre-established levels are reported in order to facilitate responsive action.
Our subsidiary companies’ risk appetite frameworks are aligned with the risk appetite framework of the Group, while local company appetite and tolerances are set by the local boards. A review is undertaken annually to confirm the subsidiary risk appetite does not in the aggregate exceed Group risk appetite.
Risk metrics levels are set and monitored regularly by an appointed owner and reported to management committees and to our Board and Risk Committee on at least a quarterly basis. Stress and scenario tests are key tools within our risk appetite framework, used as risk indicators across risk categories and to support a forward looking assessment of risk. As part of monitoring and aggregating risk exposures across the Group, capital impact assessments are performed for risks that are deemed material.
Risk Governance and Risk Management Organization
Our ERM framework consists of numerous processes and controls that have been designed by management, with oversight by the Board of Directors and its committees, and implemented by employees across the organization. The purpose of our ERM framework is to appropriately assess and manage risk as we continue to take opportunities to meet our business objectives. Senior executives are ultimately accountable for key defined risks and are responsible for providing regular reporting to the Group Executive Team (our "executives"), Management Risk Committee ("MRC"), Board Risk Committee and Board; and to facilitate the same to subsidiary committees and boards to support decision making and strong risk governance. The collective boards, management and employees are responsible for the effective implementation and/or operation of processes and controls.

Board of Directors
Our Board and its committees (and subsidiary boards of directors) receive management information from our executives, Board committees and management committees relating to performance against strategy and regularly review information regarding, among other things, acquisitions, active underwriting, loss reserves, credit, liquidity and investments, operations and information security and the risks associated with each.
Our Risk Committee has responsibility to assist the Board in overseeing the integrity and effectiveness of the Company’s ERM framework, including by reviewing and evaluating the risks to which the Company is exposed, as well as monitoring and overseeing the guidelines and policies that govern the processes by which the Company identifies, assesses and manages its exposure to risk. Our Audit Committee, comprised entirely of independent directors, oversees our accounting and financial reporting-related risks and internal control environment, receiving regular reports via the annual internal and external audit process. Our Investment Committee is responsible for overseeing the Company’s investment portfolio and investment-related risk, determining the Group’s investment strategy and guidelines and approving investment transactions in accordance with these guidelines. Our Compensation Committee oversees compensation-related risks. On an annual basis, the Compensation Committee undertakes a risk assessment of our compensation programs to ensure they are properly aligned with Company performance and do not provide incentives for our employees to take inappropriate or excessive risks. Our Nominating and Governance Committee considers risk relating to management succession planning and other corporate governance matters.
Executive and Risk Management Organization
In addition to the director oversight provided by our Risk Committee, our ERM governance structure is supported by our Management Risk Committee ("MRC") comprising executives and members of senior management who are responsible for the management of key risks and representatives from assurance functions. At the operating subsidiary level, risks relating to our individual insurance and reinsurance subsidiaries are also overseen by the subsidiary boards of directors, subsidiary risk committees and other committees, and management teams, consistent with applicable regulatory requirements and our ERM framework.
The MRC is chaired by the Chief Operating Officer and meets regularly. The MRC discusses, challenges and debates the risks in the business and those emerging and where required recommends changes to the course of activity in reacting to these risks. The MRC also provides oversight and governance of ERM matters for the Group, monitoring risk assumption and risk mitigation activities and their consistency with the Risk Appetite Framework while promoting and sponsoring risk culture and awareness throughout the Group.
Risk Ownership, Accountability and Assurance
We have adopted the "three lines of defense" model. Our first line consists of our executives and members of senior management and their function as leaders and risk owners. They are responsible for executing the risk management strategy and appropriately managing the activities and conduct of the business functions, as well as promoting staff understanding of strategy, risk mitigating policies and procedures.
Our second line comprises our various risk, control and compliance oversight functions. Our Risk Management function reports to our executives, the MRC and our Risk Committee and focuses primarily on implementing and overseeing the administration of the MRC and Risk Committee directives and facilitating an efficient, effective and consistent approach to risk management across the Group. Our management assurance is further complemented by our compliance function which seeks to mitigate legal and regulatory compliance risks and ensures that appropriate, effective and responsive compliance services are available to the business units across the Group. Other second line functions include certain activities of our actuarial function and other Group functions contributing to our management assurance.
Our third line of defense comprises our internal audit function which independently reviews the effectiveness of our ERM framework. The results of audits are monitored by the Audit Committee. Independent assurance from external third parties (e.g., independent actuarial services, etc.) also sits within our third line of defense.
Entity Level Management
At the operating subsidiary level, risks relating to our individual insurance and reinsurance subsidiaries are also overseen by the subsidiary boards of directors, subsidiary risk committees and other committees, and management teams, consistent with applicable regulatory requirements and our ERM framework.

Certain risks relating to the Group’s underwriting segments (Atrium and StarStone) are distinct from the Non-life Run-off segment. These businesses include external stakeholders that also differ from our other businesses, including joint venture partners, rating agencies, and, with respect to Atrium, third party Lloyd’s names who provide approximately 75% of the underwriting capacity to Atrium’s Syndicate 609. Atrium and StarStone each maintain dedicated ERM frameworks to manage risk, return and capital in the individual businesses, which align with and form part of Group ERM. These include oversight at the Atrium and StarStone boards of directors, as well as executive risk committees and other committees that manage and monitor risks relevant to specified functional areas. Individualized risk policies and risk appetites are established and tailored to the specific needs of Atrium and StarStone, respectively. Enstar executives serve as members of the Atrium and StarStone boards of directors and certain committees.
The Group and each regulated insurance entity have a unique risk register documenting its risk landscape, with risk, key risk metric, and control owners assigned, which is maintained through a risk management software system. Specific functions, such as IT, maintain risk registers with more detailed and specific risks and controls. The risk and control assessment process is carried out on a quarterly basis using a risk management software system.
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
Strategic Risk.    Strategic risk is the risk of unintended adverse impact on the business plan objectives arising from business decisions, improper implementation of those decisions, inability to adapt to changes in the external environment, or circumstances that are beyond our control. We manage strategic risk by utilizing a strategic business planning process involving our executives and Board. Our annual business plan is reviewed and overseen by our executives and Board, and actual performance, trends, and uncertainties are monitored in comparison to the plan throughout the year. We specifically evaluate acquisition opportunities pursuant to a detailed and proprietary process that takes into account, among other things, the risk of the transaction and potential returns, the portfolio’s risk exposures, claims management practices, reserve requirements and outstanding claims, as well as risks specifically related to our ability to integrate the acquired business. Our governance process, led by our Board of Directors, reviews newly proposed transaction opportunities, capital-raising matters, and other significant business initiatives. In order to effectively participate in future opportunities and manage downside risks (due to external events) we review and monitor our liquidity and available financing. We rely on our processes to help us to anticipate potential adverse changes and, where possible, avoid or mitigate them.
Capital Adequacy Risk.    Capital adequacy risk is the risk that capital levels are or become insufficient to ensure our insurance obligations will be met and policyholders are protected. We have a low appetite for capital adequacy risk. As well as meeting our regulatory obligations, the ability to effectively participate in future opportunities is dependent upon the Group and its subsidiaries continually meeting (and/or exceeding) solvency requirements. We endeavor to manage our capital such that all of our regulated entities meet local regulatory capital requirements at all times and maintain adequate capital to enable our insurance obligations to be met while taking into account the risks faced. We aim to deploy capital efficiently and to establish adequate loss reserves that we believe will protect against future adverse developments. Capital adequacy and its ability on an ongoing basis to support the business under adverse circumstances is assessed via stress and scenario testing. Specific scenarios are mandated under the various regulatory regimes in which the Group and its subsidiaries operate. User-defined scenarios have also been developed and are regularly tested and reported on.
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
Acquisition Risk.    We manage acquisition risks through our acquisition evaluation process and our reserving practices discussed above in "Liability for Losses and Loss Adjustment Expenses." Acquisition pricing risk can arise from a potential loss in value following an acquisition due to an underestimation of liabilities, a failure to generate assumed future cash flows that supported the pricing analysis (due to an underperformance of investments and/or underestimation of expenses) or an unexpected increase in capital requirements necessary to support the transaction due to unanticipated regulatory changes. We rely on due diligence to strategically select risks, and assume only select portfolios when our due diligence supports our negotiated pricing. In aggregate, we have a high risk appetite to continue to execute transactions, with no express restrictions on the size, geography or lines of business that we will review and consider. However, we have a low aggregate risk appetite for transactions that could ultimately have a negative impact on book value per share.
Reserving Risk. Reserving risk is the risk that a Company's reserves are not sufficient to cover its unpaid loss and loss adjustment expense costs. The estimation of reserves is subject to uncertainty because the ultimate cost of settling claims is dependent upon future events and loss development trends that can vary with the impact of economic, social, and legal and regulatory matters. We manage reserving risk through our reserving practices discussed above in "Liability for Losses and Loss Adjustment Expenses - Loss Reserving," as well as through our commutation and policy buy-back strategy and claims management practices. We also have a Reserving Committee that is responsible for managing reserving risk and making recommendations to our Chief Financial Officer on the appropriate level of reserves to include in our consolidated financial statements. For additional information relating to our loss reserves by segment, "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies."
Investment/Market Risk.    Investment / Market risk is the risk of loss resulting from under-performing investment returns, dilution of investment capital, or adverse financial market movements (such as interest rates or exchange rates). Investment / Market risk can be broken down into the following sub-risks which may threaten our ability to effectively manage the investment portfolio: interest rate risk, credit spread risk, public equity risk, alternative investment risk and concentration risk. We manage Investment / Market risk in a number of ways, including use of investment guidelines; regular reviews of investment opportunities; market conditions; portfolio duration; oversight of the selection and performance of external asset managers; regular stress testing of the portfolio against known and hypothetical scenarios; established tolerance levels; and we manage foreign currency by asset/liability matching and use of derivatives. Investments are primarily managed by our Investment function, which is overseen by our Investment Committee.

Liquidity Risk.    Liquidity risk is the risk that we are unable to realize investments and other assets in order to settle financial obligations when they fall due or that we would have to incur excessive cost to do so. We manage this risk generally by following an investment strategy designed to emphasize the preservation of our invested assets and provide sufficient liquidity for the prompt payment of claims and contract liabilities, as well as for settlement of commutation payments. Liquidity risk also includes the risk of our dependence of our future cash flows upon the availability of dividends or other statutorily permissible payments from our subsidiaries, which is limited by applicable laws and regulations. Due to our acquisitive strategy, liquidity risk at the Group level also includes immediate cash needs as a result of the purchase of (re)insurance portfolios and/or capital injections into a new or existing subsidiary to support associated solvency requirements as a direct result of merger and acquisition activity or other significant changes. We manage this risk through our capital management and planning processes, which include reviews of minimum capital resources requirements at our regulated subsidiaries and anticipated distributions, as well as anticipated capital needs.
Credit / Counterparty Risk.     Credit risk relates to the uncertainty of a counterparty’s ability to make timely payments in accordance with contractual terms of the instrument or contract. We are exposed to direct credit risk primarily within our portfolios of fixed maturity and short-term investments, and through customers, brokers and reinsurers in the form of premiums receivable and reinsurance recoverables. In addition, we are exposed to credit risk through our funds withheld arrangements if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. In our run-off businesses, we manage credit risk with respect to our reinsurance recoverables by ongoing monitoring of counterparty ratings and working to achieve prompt payment of reinsured claims, as well as through our commutation strategy. For funds withheld arrangements, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due. In our active underwriting businesses, we firstly mitigate credit risk through our reinsurance purchasing process, where reinsurers are subject to financial security and rating requirements prior to approval and by limiting exposure to individual reinsurers. Thereafter we manage credit risk by the regular monitoring of reinsurance recoveries and premium due directly or via brokers and other intermediaries. In our fixed maturity and short-term investment portfolios, we attempt to mitigate credit risk through diversification and issuer exposure limitation.
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
Tax Risk.  Tax risk is the risk that tax requirements are not adhered to accurately or in a timely manner resulting in a financial loss. We proactively seek to identify, evaluate, manage, monitor and mitigate tax risks. We are committed to complying with all tax laws, rules and regulations applicable to the Group. In evaluating potential transactions we consider the overall commercial, financial and tax aspects. Where there is uncertainty or complexity in relation to a tax risk, we may seek external advice and, where appropriate, we may obtain tax clearances from relevant tax authorities.
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
Bermuda
Group Supervision
The BMA’s group supervision objective is to provide a coordinated approach to the regulation of an insurance group and its supervisory and capital requirements. Bermuda has been recognized by the U.S. National Association of Insurance Commissioners ("NAIC") as a qualified jurisdiction, and the E.U. recognizes Bermuda's full equivalence under Solvency II effective from January 1, 2016.
We are group supervised by the BMA. As our Group supervisor, the BMA performs a number of functions including: (i) coordinating the gathering and dissemination of information for other regulatory authorities; (ii) carrying out a supervisory review and assessment of our Group; (iii) carrying out an assessment of our Group's compliance with the rules on solvency, risk concentration, intra-group transactions and good governance procedures; (iv) planning and coordinating, through regular meetings with other authorities, supervisory activities in respect of our Group; (v) coordinating any enforcement action that may need to be taken against our Group or any Group members; and (vi) coordinating meetings of colleges of supervisors in order to facilitate the carrying out of these functions. StarStone Insurance Bermuda Limited ("SIBL") has been named as our Group’s Designated Insurer. As Designated Insurer, SIBL is required to facilitate compliance by our Group with the insurance solvency and supervision rules.
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
Significant requirements pertaining to our regulated Bermuda subsidiaries vary depending on the class in which our company is registered, but generally include the appointment of a principal representative in Bermuda, the appointment of an independent auditor, the appointment of an approved loss reserve specialist, the filing of annual statutory and GAAP financial statements, the filing of statutory financial returns, compliance with group solvency and supervision rules, and compliance with the Insurance Code of Conduct (relating to corporate governance, risk management and internal controls).
Our regulated Bermuda subsidiaries must also comply with a minimum liquidity ratio and minimum solvency margin. The minimum liquidity ratio requires that the value of relevant assets must not be less than 75% of the amount of relevant liabilities. The minimum solvency margin, which varies depending on the class of the insurer, is determined as a percentage of either net reserves for losses and LAE or premiums or pursuant to a risk-based capital measure. KaylaRe Ltd. and StarStone Insurance Bermuda Limited, both Class 4 insurers, Cavello Bay Reinsurance Limited, a Class 3B insurer and Fitzwilliam Insurance Limited, a Class 3A insurer, all domiciled in Bermuda, are subject to an enhanced capital requirement ("ECR") determined pursuant to a risk-based capital measure and are required to file a Commercial Insurer’s Solvency Self-Assessment (“CISSA”), and a financial condition report with the BMA.

Each of our regulated Bermuda subsidiaries would be prohibited from declaring or paying any dividends if it were in breach of its minimum solvency margin or liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, each of our regulated Bermuda subsidiaries is prohibited, without the prior approval of the BMA, from reducing by 15% or more its total statutory capital, or from reducing by 25% of more its total statutory capital and surplus, as set out in its previous year’s statutory financial statements. Our Bermuda insurance companies that are in run-off are required to seek BMA approval for any dividends or distributions.
Economic Substance Act
The Economic Substance Act 2018 (the “ESA”) was passed in Bermuda in December 2018 in response to the decision of the European Union Code of Conduct Group (Business taxation) (the "EU Code Group") to place Bermuda, as well as other offshore jurisdictions, on notice of being included in a list of non-cooperative jurisdictions for tax purposes. Under the provisions of the ESA, any Bermuda-registered entity engaged in a “relevant activity” (which includes insurance business and holding entity activities) must maintain a substantial economic presence in Bermuda. To the extent that the ESA applies to our entities registered in Bermuda, we will be required to demonstrate compliance with economic substance requirements by filing an annual economic substance declaration with the Registrar of Companies in Bermuda.
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
The Lloyd’s market has applied the Solvency II internal model under Lloyd’s supervision, and our Lloyd’s operations are required to meet Solvency II standards. The Society of Lloyd's has received approval from the PRA to use its internal model under the Solvency II regime.
Lloyd’s approval is required before any person can acquire control of a Lloyd’s managing agent or Lloyd’s corporate member.
United States
Our insurance and reinsurance companies domiciled in the United States consist of property and casualty companies in run-off, as well as StarStone Specialty Insurance Company (a U.S. excess and surplus lines insurer) and StarStone National Insurance Company (a U.S. admitted insurer that is licensed in all 50 states and the District of Columbia). Our U.S. insurers are subject to extensive governmental regulation and supervision by the states in which they are domiciled, licensed and/or eligible to conduct business. The insurance laws and regulations of the state of domicile have the most significant impact on operations. We currently have U.S. insurers and reinsurers domiciled in Texas, New York, Delaware, Missouri, Oklahoma and Rhode Island, with one of these insurers also commercially domiciled in California.
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
As to periodic examinations, regulators have begun to look well beyond financial solvency and market conduct. In 2017, for example, the New York Department of Financial Services (“NYDFS”) increased its focus on cybersecurity, requiring financial institutions regulated by the NYDFS to establish a cybersecurity program. The NYDFS now also requires the completion of an extensive questionnaire regarding each New York domestic insurer’s cybersecurity program in connection with such examinations. Additionally, most states require the completion of an extensive questionnaire, similar to that required by New York, in connection with such examinations. Other states are expected to enact similar laws based on the NAIC’s Insurance Data Security Model Law, adopted in 2017.
U.S. insurers are also required to maintain minimum levels of solvency and liquidity as determined by law, and to comply with risk-based capital requirements and licensing rules. Insurers having less statutory surplus than required by the risk-based capital calculation will be subject to varying degrees of regulatory action. If any of our U.S. insurers were to have risk-based capital levels that are below required levels, they would be subject to increased regulatory scrutiny and control by their domestic and possibly other insurance regulators. As of December 31, 2018, all of our U.S. insurers exceeded their required levels of risk-based capital.

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
Europe
In addition to Bermuda, the United Kingdom, Australia and the United States, we have subsidiaries in Belgium, as well as StarStone Insurance SE, a Liechtenstein-based company that continues to underwrite new business through branches across Europe and is regulated by the Financial Markets Authority. StarStone Insurance Europe AG was merged into StarStone Insurance SE in Liechtenstein effective from October 1, 2017, following the relocation of StarStone Insurance SE’s principal office from the U.K. to Liechtenstein on May 8, 2017. With effect from January 1, 2019, our Swiss insurance subsidiary redomesticated to Bermuda and is now regulated by the BMA. It continues to have a UK branch.
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
Other
We own a Non-life Run-off subsidiary in Hong Kong, and through StarStone participate in a joint venture there. These operations are not material, but our companies are subject to applicable regulations.
Available Information
We maintain a website with the address http://www.enstargroup.com. The information contained on our website is not included as a part of, or incorporated by reference into, this filing. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports, as soon as reasonably practicable after the material is electronically filed with or otherwise furnished to the U.S. Securities and Exchange Commission, (the "SEC"). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are also available on the SEC’s website at http://www.sec.gov. In addition, copies of our Code of Conduct and the governing charters for the Audit, Compensation, Nominating and Governance, Investment, and Risk Committees of our Board of Directors are available free of charge on our website.

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
We have categorized our risk factors into the following areas:

•	Risks Relating to our Insurance Businesses

•	Risks Relating to our Acquisitions

•	Risks Relating to Liquidity and Capital Resources

•	Risks Relating to our Investments

•	Risks Relating to Laws and Regulations

•	Risks Relating to our Operations

•	Risks Relating to Taxation

•	Risks Relating to Ownership of our Shares
Risks Relating to Our Insurance Businesses
If we are unable to implement our business strategies successfully, our business, results of operations and financial condition may be materially and adversely affected.
Our future results of operations will depend in significant part on the extent to which we can implement our business strategies successfully, including with respect to our active underwriting segments and investments. Our business strategies are described in "Item 1. Business - Business Strategy." We may not be able to implement these strategies or any future strategies fully or realize the anticipated results of our strategies as a result of significant business, economic, regulatory and competitive uncertainties, many of which are beyond our control. If we are unable to successfully implement our business strategies, we may not be able to achieve future growth in our earnings and our financial condition and ability to access capital may suffer and, as a result, holders of our securities may receive lower returns.
Inadequate loss reserves could reduce our net earnings and capital surplus, which could have a materially adverse impact on our results of operations and financial condition.
Our success is dependent upon our ability to assess accurately the risks associated with the business we have insured and reinsured. We are required to maintain reserves to cover the estimated ultimate liability for losses and LAE for both reported and unreported incurred claims. These reserves are only estimates of what we expect the settlement and administration of claims will cost based on facts and circumstances known to us, as well as actuarial methodologies, historical industry loss ratio experience, loss development patterns, estimates of future trends and developments and other variable factors such as inflation. We cannot be certain that ultimate losses will not exceed our estimates of losses and LAE because of the uncertainties that surround the estimation process (which are discussed above in "Item 1. Business - Liability for Losses and Loss Adjustment Expense"). As a result, actual losses and LAE paid will deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. If our reserves are insufficient to cover our actual losses and LAE, we would have to augment our reserves and incur a charge to our earnings. These charges could be material and would reduce our net earnings and capital and surplus.

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
Underwriting is inherently a matter of judgment, involving assumptions about matters that are unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. Our StarStone and Atrium active underwriting businesses expose us to significant risks that could result in under-performance of the active underwriting businesses compared to our expectations, which could have a material adverse effect on our business, financial condition and results of operations. Those risks include, but are not limited to:

•
exposure to claims arising out of unpredictable natural and man-made catastrophic events (including hurricanes, windstorms, tsunamis, severe weather, earthquakes, floods, fires, droughts, explosions, environmental contamination, acts of terrorism, cyber events and war or political unrest);

•	changing climate patterns and ocean temperature conditions that could increase the frequency and severity of catastrophe events and natural disasters to which we have loss exposure;

•
failure of our risk management and loss limitation methods (described in "Item 1. Business - Enterprise Risk Management") to adequately manage our loss exposure or provide sufficient protection against losses;

•
the intense competition for business in the insurance and reinsurance industries, including competition from major global insurance and reinsurance companies and underwriting syndicates that may have greater experience and resources than our companies or that may be more highly rated than our companies, or competition resulting from industry consolidation;

•
dependence on a limited number of brokers, managing general agents and other third parties to support our business, both in terms of the volume of business we rely on them to place and the credit risk we assume from them; and

•	susceptibility to the effects of inflation due to premiums being established before the ultimate amounts of losses and LAE are known.
The cyclical nature of the insurance and reinsurance industries may make it more difficult for StarStone and Atrium to generate profits consistently, which could negatively impact our ability to execute our active underwriting strategies successfully.
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

Cyclical market conditions also impact the availability and cost of reinsurance purchased by StarStone and Atrium as part of our risk management strategy. Market conditions may limit or prevent our active underwriting companies from obtaining adequate reinsurance protection for our business needs. If our active underwriting companies are unable to purchase reinsurance, or if reinsurance is available only on unfavorable terms or with less creditworthy reinsurers, we may retain a higher proportion of risks than we would otherwise prefer, incur additional expense, or purchase reinsurance from companies with higher credit risk, or we may underwrite fewer or smaller contracts. Any of these factors could negatively impact our financial performance.
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
Lloyd’s ratings apply to business written through Syndicate 609 (Atrium) and Syndicate 1301 (StarStone). Lloyd’s is rated "A" (Excellent) by A.M. Best, "A+" (Strong) by S&P and "AA-" (Very Strong) by Fitch Ratings. Financial strength ratings downgrades at Lloyd’s could adversely affect our Lloyd’s syndicates’ ability to trade in certain classes of business at current levels.
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
Our investments in life insurance businesses, including certain of our equity method investments, are subject to the risk that actual mortality, morbidity, policy persistency, and investment yield may be different than our assumptions and could render the reserves established by these businesses inadequate, causing a decline in our financial returns from these investments.
The performance of our investments in life businesses depends on the ability of these businesses to operate effectively and efficiently. Reserves for life policy benefits are based on certain assumptions, including mortality, morbidity, lapse rates, expenses, and discount rates based on expected yields at acquisition. The adequacy of the reserves established by the businesses in which we invest is contingent on actual experience related to these key assumptions. If actual experience differs from these assumptions, or the assumptions are changed based on new information or experience, it could materially and adversely impact our financial returns on these investments.
The life insurance businesses in which we have invested have exposure to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. In an economic downturn, these businesses may also experience an elevated incidence of lapses of life insurance policies due to increased risk that policyholders may choose to cease paying insurance premiums (resulting in a non-diversified pool of policyholders). Any of these events could adversely affect our financial returns on these investments.

Risks Relating to Our Acquisitions
We may not be able to continue to grow our business through acquisitions.
We have pursued and, as part of our strategy, will continue to pursue growth through acquisitions of reinsurance companies and portfolios of insurance and reinsurance business, primarily in our run-off segment. However, the acquisition and management of companies and portfolios in run-off is highly competitive, and driven by a number of factors, including proposed acquisition price, reputation, and financial resources. Some of our competitors have greater financial resources than we do, have been operating for longer than we have and have established long-term and continuing business relationships throughout the insurance and reinsurance industries, which can be a significant competitive advantage. As a result, we may not be able to compete successfully in the future for suitable acquisition candidates, and if we do not continue to acquire companies or portfolios, we may not be able to achieve our strategic goals.
There can be no assurance that our acquisitions will be financially beneficial to us or our shareholders.
The evaluation and negotiation of potential acquisitions, as well as the integration of an acquired business or portfolio, can be complex and costly and may require substantial management resources. Our acquisitions could involve numerous additional risks that we may not be able to identify during the due diligence process, such as potential losses from unanticipated litigation, levels of claims or other liabilities and exposures, an inability to generate sufficient revenue to offset acquisition costs and financial exposures in the event that the sellers of the entities we acquire are unable or unwilling to meet their indemnification, reinsurance and other obligations to us.
Our run-off business entails acquiring and managing insurance and reinsurance companies, portfolios of insurance and reinsurance, and companies with liabilities related to legacy manufacturing operations. Unlike traditional insurers and reinsurers, our companies and portfolios in run-off no longer underwrite new policies and are subject to the risk that their stated provisions for losses and LAE, may not be sufficient to cover future losses and the cost of run-off. Because our non-life companies and portfolios in run-off generally no longer collect underwriting premiums, our sources of capital to cover losses are limited to our stated reserves, reinsurance coverage and equity.
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

•	the value of liabilities assumed being greater than expected;

•
the value of assets or our anticipated return on assets being lower than expected or diminishing because of credit defaults, changes in interest rates, or delays in implementation of our intended investment strategies;

•	funding cash flow shortages that may occur if anticipated revenues are not realized or are delayed, or if expenses are greater than anticipated;

•
integrating financial and operational reporting systems and internal controls, including assurance of compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and our reporting requirements under the Exchange Act;

•	leveraging our existing capabilities and expertise into the business acquired and establishing synergies within our organization;

•	funding increased capital needs and overhead expenses;

•	integrating technology platforms and managing any increased cybersecurity risk;

•	obtaining and retaining management personnel required for expanded operations;

•	fluctuating foreign currency exchange rates relating to the assets and liabilities we may acquire;

•	goodwill and intangible asset impairment charges; and

•	complying with applicable laws and regulations.
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
Risks Relating to Liquidity and Capital Resources
The amount of statutory capital that we must hold to maintain our financial strength and credit ratings and meet certain regulatory requirements can vary significantly from time to time and is sensitive to a number of factors.
Statutory capital and reserve requirements for our insurance subsidiaries are prescribed by the applicable insurance regulators in the jurisdictions in which we operate, including Bermuda, the United States, the United Kingdom and the European Union. Insurance regulators have established risk-based capital adequacy measures, such as the BSCR in Bermuda and the Solvency II regime in the European Union and United Kingdom, which provide minimum solvency and liquidity requirements for insurance companies. The amount of capital that we and/or our insurance subsidiaries are required to hold may increase or decrease depending on a variety of factors including the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our non-life run-off and live underwriting insurance subsidiaries must hold to support future growth, changes in the value of investments, changes in interest rates and foreign currency exchange rates, as well as changes to the relevant regulatory capital adequacy measures. Many of these factors are outside of our control, and our overall liquidity and credit ratings are significantly influenced by our insurance subsidiaries’ statutory capital amounts. If statutory capital requirements increase or if our insurance subsidiaries' solvency decreases, our subsidiaries would be required to hold more capital, and our ability to obtain distributions from these subsidiaries could be limited. If we fail to maintain adequate statutory capital, the regulators may restrict our activities and prohibit us and our subsidiaries from completing acquisitions without raising additional capital.
We may require additional capital and credit in the future that may not be available or may only be available on unfavorable terms.
Our future capital requirements depend on many factors, including acquisition activity, our ability to manage the run-off of our assumed policies, our ability to establish reserves at levels sufficient to cover losses, our underwriting plans, and our obligations to satisfy statutory capital requirements. We may need to raise additional funds through equity or debt financings in the future. Our ability to secure this financing may be affected by a number of factors, including volatility in the worldwide financial markets and the strength of our capital position and operating results. In addition, an unfavorable change or downgrade of our issuer credit ratings could increase the interest rate charged under our revolving credit facility and may make it more expensive for us to access capital markets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In addition, we may not achieve the desired regulatory capital treatment for any potential issuance of debt or equity securities. In the case of equity financings, dilution to our existing shareholders could result, and any securities that are part of an equity financing may have rights, preferences and privileges that are senior to those of our already outstanding securities. If we cannot obtain adequate capital or credit, our business, results of operations and financial condition could be adversely affected by, among other things, our inability to finance future acquisitions.

Uncertain conditions in the global economy generally may materially adversely affect our business, results of operations and financial condition.
In the event of financial turmoil affecting the global banking system and global financial markets (including the sovereign debt markets), additional consolidation of the financial services industry, or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed maturity, credit, currency, and equity markets. This could have a number of effects on our business, including our ability to obtain financing for future acquisitions. Even if financing is available, it may only be available on terms that are not favorable to us, which would decrease our profitability.
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
Our insurance and reinsurance subsidiaries are subject to credit risk with respect to their reinsurers because the transfer of risk to a reinsurer does not relieve our subsidiaries of their liability to the insured. Reinsurance companies may be negatively impacted or downgraded during difficult financial and economic conditions in the worldwide capital markets and economies. In addition, reinsurers may be unwilling to pay our subsidiaries even though they are able to do so, or disputes may arise regarding payment obligations. The failure of one or more of our subsidiaries’ reinsurers to honor their obligations in a timely fashion may affect our cash flows, reduce our net earnings or cause us to incur a significant loss. Disputes with our reinsurers may also result in unforeseen expenses relating to litigation or arbitration proceedings. A reinsurer’s inability or unwillingness to honor its obligations to StarStone and Atrium may negate the intended risk-reducing impact of our reinsurance purchasing programs.
Exposure to reinsurers who from time to time represent meaningful percentages of our total reinsurance balances recoverable on paid and unpaid losses may increase the risks described above. For information on reinsurance balances recoverable on paid and unpaid losses, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - reinsurance balances recoverable on paid and unpaid losses."
We are a holding company, and we are dependent on the ability of our subsidiaries to distribute funds to us.
We are a holding company and therefore we are dependent on distributions of funds from our operating subsidiaries to fund acquisitions, fulfill financial obligations in the normal course of our business, including payments on our outstanding Senior Notes, and pay dividends to our shareholders, including holders of our preferred shares and, in turn, the related depositary shares. The ability of our insurance and reinsurance subsidiaries to make distributions to us may be limited by various business considerations and applicable insurance laws and regulations in jurisdictions in which we operate (which are described in "Item 1. Business - Regulation"). The ability of our subsidiaries to make distributions to us may also be restricted by, among other things, other applicable laws and regulations and the terms of our debt obligations and our subsidiaries’ debt obligations. If our subsidiaries are restricted from making distributions to us, we may be unable to maintain adequate liquidity to fund acquisitions or fulfill our financial obligations.
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
The Financial Conduct Authority of the United Kingdom plans to phase out the London Interbank Offered Rate ("LIBOR") by the end of 2021. A significant portion of our investments in fixed maturities is in LIBOR-based instruments. There is currently no definitive replacement rate for LIBOR. Therefore, we are unable to determine the potential effect of the change on our investment results.
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

Our investments in alternative investments and our investments in joint ventures and/or entities accounted for using the equity method may be illiquid and volatile in terms of value and returns, which could negatively affect our investment income and liquidity.
In addition to fixed maturity securities, we have invested, and may from time to time continue to invest, in alternative investments such as hedge funds, fixed income funds, equity funds, private equity funds and co-investments, collateralized loan obligation ("CLO") equities, CLO equity funds and other alternative investments. These and other similar investments may be illiquid due to restrictions on sales, transfers and redemption terms, may have different, more significant risk characteristics than our investments in fixed maturity securities and may also have more volatile values and returns, all of which could negatively affect our investment income and overall portfolio liquidity.
We have also invested, and from time to time may continue to make investments in joint ventures and in other entities that we do not control. In these investments, many of which are accounted for using the equity method, we may lack complete management and operational control over the entities in which we are invested, which may limit our ability to take actions that could protect or increase the value of our investment. In addition, these investments may be illiquid due to contractual provisions, and our lack of operational control may prevent us from obtaining liquidity from these investments in a timely manner or on favorable terms.
Alternative or "other" investments may not meet regulatory admissibility requirements or may result in increased regulatory capital charges to our insurance subsidiaries that hold these investments, which could limit those subsidiaries’ ability to make capital distributions to us and, consequently, negatively impact our liquidity. For more information on our alternative investments, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investable Assets."
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
Risks Relating to Laws and Regulations
Insurance laws and regulations restrict our ability to operate, and any failure to comply with these laws and regulations, or any investigations, inquiries or demands by government authorities, may have a material adverse effect on our business.
We are subject to the insurance laws and regulations of a number of jurisdictions worldwide. Existing laws and regulations, among other things, limit the amount of dividends that can be paid to us by our insurance and reinsurance subsidiaries, prescribe solvency and capital adequacy standards, impose restrictions on the amount and type of investments that can be held to meet solvency and capital adequacy requirements, require the maintenance of reserve liabilities, and require pre-approval of acquisitions and certain affiliate transactions. Failure to comply with these laws and regulations or to maintain appropriate authorizations, licenses, and/or exemptions under applicable laws and regulations may cause governmental authorities to preclude or suspend our insurance or reinsurance subsidiaries from carrying on some or all of their activities, place one or more of them into rehabilitation or liquidation proceedings, impose monetary penalties or other sanctions on them or our affiliates, or commence insurance company delinquency proceedings against our insurance or reinsurance subsidiaries. The application of these laws and regulations by various governmental authorities may affect our liquidity and restrict our ability to expand our business operations through acquisitions or to pay dividends on our ordinary or preferred shares. Furthermore, compliance with legal and regulatory requirements may result in significant expenses, which could have a negative impact on our profitability. To further understand these regulatory requirements, see "Item 1. Business - Regulation."
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
Increasingly, governmental authorities have taken interest in the potential systemic risks posed by the insurance and reinsurance industry as a whole. The insurance regulatory environment has become subject to increased scrutiny across a number of jurisdictions, and authorities regularly consider enhanced or new regulatory requirements and seek to exercise their supervisory authority in new and more extensive ways. Regulators are generally concerned with the protection of policyholders above other constituencies, including our shareholders. Additional laws and regulations have been and may continue to be enacted that may have adverse effects on our operations, financial condition, statutory capital adequacy, and liquidity. We cannot predict the exact nature, timing or scope of these initiatives; however, we believe it is likely there will continue to be increased regulatory intervention in our industry in the future, and these initiatives could adversely affect our business.

In many of the jurisdictions in which we operate, including Bermuda, there are increased regulations relating to group supervision though cooperation and coordination among insurance regulators regardless of an individual company’s domiciliary jurisdiction. The BMA acts as our Group supervisor, as described in "Item 1. Business - Regulation" which has led to increased regulatory reporting and oversight.
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
In an advisory referendum held on June 23, 2016, the United Kingdom voted to leave the European Union (commonly referred to as “Brexit”). The United Kingdom is scheduled to leave the European Union on March 29, 2019, and negotiations to determine the terms of the United Kingdom's withdrawal from the European Union are ongoing. The form of the United Kingdom's future relationship with the European Union remains uncertain. We have significant operations and employees in the United Kingdom, including our Lloyd’s businesses. Brexit’s impact on our U.K. businesses will depend on the United Kingdom and Lloyd’s abilities to retain access to the E.U. markets, and our U.K. businesses could be adversely affected if adequate access to these markets is not obtained. Brexit may also lead to legal uncertainty and differences in national laws and regulations as the United Kingdom determines which E.U. laws to replace or replicate, and these issues could impact our structure and operations. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations, and financial condition.
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
Cybersecurity events or other difficulties with our information technology systems could disrupt our business, result in the loss of critical and confidential information, increased costs, and adversely impact our reputation and results of operations.
We rely heavily on the successful, uninterrupted functioning of our information technology systems, as well as those of any third-party service providers we use. We rely on these systems to securely and accurately process, store, and transmit confidential and other data in connection with our critical operational functions such as paying claims, performing actuarial and other modeling, pricing, quoting and processing policies, cash and investment management, acquisition analysis, financial reporting and other necessary support functions. Our active underwriting companies rely on broker portals to bind certain business, and, therefore, a service interruption would negatively impact our ability to write business. Where we rely on third parties for outsourced functions and other services, our information may be exposed to the risk of a data breach or cyber-security incident through their systems. A failure of our information technology systems or those of our third-party service providers could materially impact our ability to perform the critical functions described above, affect the confidentiality, availability or integrity of our proprietary information and expose us to litigation and increase our administrative expenses.
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
In addition, the information security and data privacy regulatory environment is increasingly demanding. We are subject to numerous laws and regulations in jurisdictions within and without the United States governing the protection of the personal and confidential information of our clients and/or employees, including in relation to medical records and financial information. These laws and regulations are rapidly expanding, increasing in complexity and sometimes conflict between jurisdictions. For example, the E.U. General Data Protection Regulation ("GDPR") creates rights for individuals to control their personal data and sets forth the requirements with which companies handling the personal data of E.U.-based data subjects have to comply (regardless of whether such data handling involves E.U.-based operations). We are also subject to the GDPR through our handling of the personal data of E.U.-based subjects in connection with our ordinary course operations. If any person, including any of our employees or those with whom we share such information, negligently disregards or intentionally breaches our established controls with respect to our client data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions, including as a result of a violation of the GDPR.
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

The Tax Act also includes modifications of the taxation of non-U.S. companies owned by U.S. shareholders. Certain aspects of the Tax Act require clarification through future regulatory action and accordingly, we are unable to definitively determine the impact to our shareholders. The Tax Act may increase the likelihood that we or our non-U.S. subsidiaries or joint ventures managed by us will be deemed a “controlled foreign corporation” (CFC) within the meaning of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal tax purposes. Specifically, the Tax Act expands the definition of “United States shareholder” for CFC purposes to include U.S. persons who own, directly or constructively, 10% or more of the value of a non-U.S. corporation’s shares, rather than looking only to voting power held. Accordingly, the “voting cut-back” provisions included in our bye-laws that limit any U.S. shareholder from owning or controlling ordinary shares that constitute 9.5% or more of the voting power of all of our ordinary shares will be ineffective in avoiding “U.S. shareholder” status for U.S. persons who own 10% or more of the value of our shares. The Tax Act also expands certain attribution rules for share ownership in a way that would cause non-U.S. subsidiaries to now be treated as CFCs if owned in a group, such as Enstar, that has a non-U.S. parent company and also includes at least one U.S. subsidiary. In the event a corporation is characterized as a CFC, any “United States shareholder” of the CFC is required to include in taxable income each year the shareholder’s proportionate share of certain insurance and related investment income for the taxable year, even if such income is not distributed.
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
In December 2017, the EU Code Group included Bermuda on a list of jurisdictions that it was putting on notice of being considered to be non-cooperative for tax purposes. To avoid such consideration, Bermuda passed The Economic Substance Act 2018 (the “ESA”) in December 2018, which came into effect on January 1, 2019 and requires compliance by pre-existing entities on July 1, 2019. The legislation requires Bermuda companies engaging in a “relevant activity” (which includes insurance business and holding entity activities) to be locally managed and directed, to carry on core income generating activities in Bermuda, to maintain adequate physical presence in Bermuda, and to have an adequate level of local full time qualified employees and incur adequate operating expenditure in Bermuda. The guidance as to how Bermuda authorities will interpret and enforce the ESA is pending, and we therefore cannot predict their potential impact on our results of operations and financial condition. In the event that we are required to maintain additional staff or operations in Bermuda, we may incur increased operating expenditures that could negatively impact our results of operations.

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
We and a number of our subsidiaries are companies formed under the laws of Bermuda or other jurisdictions that do not impose income taxes; it is our contemplation that these companies will not incur substantial income tax liabilities from their operations. Because the operations of these companies generally involve, or relate to, the insurance or reinsurance of risks that arise in higher tax jurisdictions, such as the United States, the United Kingdom and Australia, it is possible that the taxing authorities in those jurisdictions may assert that the activities of one or more of these companies creates a sufficient nexus in that jurisdiction to subject the company to income tax there. There are uncertainties in how the relevant rules apply to insurance businesses, and in our eligibility for favorable treatment under applicable tax treaties. Accordingly, it is possible that we could incur substantial unexpected tax liabilities.
Risks Relating to Ownership of our Shares
The market price for our ordinary shares and the depositary shares representing our preferred shares may experience volatility, thereby causing a potential loss of value to our investors.
The market price for our ordinary shares may fluctuate substantially and could cause investment losses due to, among other things, the following factors:

•	announcements with respect to an acquisition or investment;

•	changes in the value of our assets;

•	our financial condition, performance and prospects, including our quarterly and annual operating results;

•	sales, or the possibility or perception of future sales, by our existing shareholders;

•	changes in general conditions in the economy and the insurance industry;

•	economic, financial, geopolitical, regulatory or judicial events that affect us or the financial markets generally; and

•	adverse press or news announcements.
The market price for our depositary shares representing our preferred shares may fluctuate substantially and could cause investments losses due to, among other things and in addition to the factors listed above, the following:

•	whether dividends have been declared and are likely to be declared on the preferred shares from time to time;

•	whether the ratings on the depositary shares representing our preferred shares provided by any ratings agency have changed;

•	changes in our credit ratings or the ratings of our insurance subsidiaries’ financial strength and claims paying ability published by major credit ratings agencies;

•	the amount of total indebtedness we have outstanding;

•	the level, direction and volatility of market interest rates generally;

•	the market for similar securities; and

•	economic, financial, geopolitical, regulatory or judicial events that affect us or the financial markets generally.
A few significant shareholders may influence or control the direction of our business. If the ownership of our ordinary shares continues to be highly concentrated, it may limit the ability of other shareholders to influence significant corporate decisions.
We have a number of shareholders with large interests, including several that may be affiliated with members of our Board of Directors. The interests of certain significant shareholders may not be fully aligned with those of other shareholders, and this may lead to a strategy that is not in other shareholders’ best interest. As of December 31, 2018, CPPIB, funds managed by Hillhouse Capital its affiliates, Trident, Beck Mack & Oliver ("Beck Mack"), and two of Enstar's executive officer co-founders (collectively) beneficially owned approximately 12.5%, 9.7%, 9.1%, 3.9% and 3.8%, respectively, of our outstanding voting ordinary shares. CPPIB owns additional non-voting ordinary shares that, together with its voting shares, represented an economic interest of approximately 17.9% as of December 31, 2018. Hillhouse owns additional non-voting shares and warrants that, together with its voting shares, represented an economic interest of approximately 17.1% as of December 31, 2018.
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
Some provisions of our bye-laws have the effect of making more difficult or discouraging unsolicited takeover bids from third parties or preventing the removal of our current board of directors and management. In particular, our bye-laws make it difficult for any U.S. shareholder or Direct Foreign Shareholder Group (a shareholder or group of commonly controlled shareholders of Enstar that are not U.S. persons) to own or control ordinary shares that constitute 9.5% or more of the voting power of all of our ordinary shares. The votes conferred by such shares will be reduced by whatever amount is necessary so that after any such reduction the votes conferred by such shares will constitute 9.5% of the total voting power of all ordinary shares entitled to vote generally. The primary purpose of this restriction was to reduce the likelihood that we or any of our non-U.S. subsidiaries will be deemed a "controlled foreign corporation" under prior U.S. federal tax law, which has subsequently changed (as described in “Risks Relating to Taxation”). However, this limit may also have the effect of deterring purchases of large blocks of our ordinary shares or proposals to acquire us, even if some or a majority of our shareholders might deem these purchases or acquisition proposals to be in their best interests. In addition, our bye-laws provide for a classified board, whose members may be removed by our shareholders only for cause by a majority vote, and contain restrictions on the ability of shareholders to nominate persons to serve as directors, submit resolutions to a shareholder vote and request special general meetings.

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
Insurance laws and regulations in the jurisdictions in which our insurance and reinsurance subsidiaries operate require prior notices or regulatory approval of changes in control of an insurer or its holding company. Different jurisdictions define changes in control differently, and generally any purchaser of 10% or more of the vote or value of our ordinary shares could become subject to regulation and be required to file certain notices and reports with the applicable insurance authorities. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change in control of us, including transactions that some shareholders might consider to be desirable.
The market value of our ordinary shares may decline if large numbers of shares are sold.
Pursuant to our contractual obligations, on October 10, 2017, we filed a resale registration statement covering approximately 9.8 million ordinary shares (including voting ordinary shares issuable upon conversion of outstanding non-voting ordinary shares) primarily held by CPPIB, Hillhouse Capital and Trident. Upon effectiveness of the resale registration statement on December 13, 2018, a large number of ordinary shares became freely tradable without restrictions under the Securities Act. Our ordinary shares have in the past been, and may from time to time continue to be, thinly traded, and significant sales could adversely affect the market price for our ordinary shares and impair our ability to raise capital through offerings of our equity securities.
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
Shareholders who own our shares may have more difficulty in protecting their interests than shareholders of a U.S. corporation.
The Bermuda Companies Act (the "Companies Act"), which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. As a result of these differences, shareholders who own our shares may have more difficulty protecting their interests than shareholders who own shares of a U.S. corporation. For example, class actions and derivative actions are generally not available to shareholders under Bermuda law. Under Bermuda law, only shareholders holding collectively 5% or more of our outstanding ordinary shares or groups of shareholders numbering 100 or more are entitled to propose a resolution at our general meeting.

We do not intend to pay cash dividends on our ordinary shares.
We do not intend to pay a cash dividend on our ordinary shares. Rather, we intend to use any retained earnings to fund the development and growth of our business. From time to time, our board of directors will review our alternatives with respect to our earnings and seek to maximize value for our ordinary shareholders. In the future, we may decide to commence a dividend program for the benefit of our ordinary shareholders. Any future determination to pay dividends on our ordinary shares will be at the discretion of our board of directors and will be limited by our position as a holding company that lacks direct operations, the results of operations of our subsidiaries, our financial condition, cash requirements and prospects and other factors that our board of directors deems relevant. In addition, there are significant regulatory and other constraints that could prevent us from paying dividends in any event. As a result, capital appreciation, if any, on our ordinary shares may be your sole source of gain for the foreseeable future.
Dividends on our preferred shares are non-cumulative.
Dividends on our preferred shares are non-cumulative and payable only out of available funds under Bermuda law. If our board of directors (or a duly authorized committee of the board) does not authorize and declare a dividend for any dividend period, holders of our preferred shares and, in turn, the depositary shares representing preferred shares, would not be entitled to receive any such dividend, and such unpaid dividend will not accrue and will not be payable. We will have no obligation to pay dividends for a dividend period on or after the dividend payment date for such period if our board of directors (or a duly authorized committee of the board) has not declared such dividend before the related dividend payment date, whether or not dividends are declared for any subsequent dividend period with respect to any outstanding preferred shares and/or our ordinary shares.
Our board of directors may decline to register a transfer of our ordinary shares under certain circumstances.
Our board of directors may decline to register a transfer of ordinary shares under certain circumstances, including if it has reason to believe that any non-de minimis adverse tax, regulatory or legal consequences to us, any of our subsidiaries or any of our shareholders may occur as a result of such transfer. Further, our bye-laws provide us with the option to repurchase, or to assign to a third party the right to purchase, the minimum number of shares necessary to eliminate any such non-de minimis adverse tax, regulatory or legal consequence. In addition, our board of directors may decline to approve or register a transfer of shares unless all applicable consents, authorizations, permissions or approvals of any governmental body or agency in Bermuda, the United States, the United Kingdom and other applicable jurisdictions required to be obtained prior to such transfer shall have been obtained. The proposed transferor of any shares will be deemed to own those shares for dividend, voting and reporting purposes until a transfer of such shares has been registered on our shareholder register.
It is our understanding that while the precise form of the restrictions on transfer contained in our bye-laws is untested, as a matter of general principle, restrictions on transfers are enforceable under Bermuda law and are not uncommon. These restrictions on transfer may also have the effect of delaying, deferring or preventing a change in control.
Certain regulatory and other constraints may limit our ability to pay dividends on our securities.
We are subject to Bermuda regulatory constraints that affect our ability to pay dividends and make other distributions on our ordinary and preferred shares. Under the Companies Act, we may declare or pay a dividend or distribution out of contributed surplus only if we have reasonable grounds to believe that we are, and would after the payment be, able to meet our liabilities as they become due or is the realizable value of our assets would thereby not be less than our liabilities.
Our ordinary and preferred shares are subordinate to our existing and future indebtedness.
Our preferred shares are equity interests and do not constitute indebtedness. As such, the preferred shares, in addition to our ordinary shares, will rank junior to all of our indebtedness and other non-equity claims with respect to assets available to satisfy our claims, including in our liquidation. The preferred shares are also contractually subordinated in right of payment to all obligations of our subsidiaries including all existing and future policyholder obligations of our subsidiaries. Additionally, neither our ordinary shares nor our preferred shares represent an interest in any of our subsidiaries, and accordingly, are structurally subordinated to all obligations of our subsidiaries.

There is no limitation on our issuance of securities that rank equally with or senior to the preferred shares.
We may issue, without limitation, (1) additional depositary shares representing additional preferred shares that would form part of one of the series of depositary shares representing our outstanding preferred shares, and (2) additional series of securities that rank equally with or senior to the outstanding preferred shares. The issuance of additional preferred shares on par with or senior to the outstanding preferred shares would dilute the interests of the holders of our preferred shares, and any issuance of preferred shares senior to our outstanding preferred shares or of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on our preferred shares, or to make payments to holders of our ordinary shares from remaining assets of the Company, in the event of a liquidation, dissolution or winding-up of Enstar.
Our ordinary shares rank junior to our outstanding preferred shares in the event of a liquidation, winding up or dissolution of the Company.
In the event of a liquidation, winding up or dissolution of the Company, our ordinary shares rank junior to our outstanding preferred shares. In such an event, there may not be sufficient assets remaining after payments to holders of our outstanding preferred shares to ensure payments to holders of ordinary shares.
Under certain limited circumstances, the terms of the preferred shares may change without the holders’ consent or approval.
Under the terms of our outstanding preferred shares, at any time following specified tax or capital disqualification events, we may, without the consent of any holders of the preferred shares, vary the terms of the preferred shares such that they remain securities, or exchange the preferred shares for new securities, which (i) in the case of a tax event, would eliminate the substantial probability that we or any successor company would be required to pay any additional amounts with respect to such preferred shares as a result of a change in tax law or (ii) in the case of a capital disqualification event, for purposes of determining the solvency margin, capital adequacy ratios or any other comparable ratios, regulatory capital resource or level of Enstar Group or any member thereof, where subdivided into tiers, qualify as Tier 2 capital securities under then-applicable capital adequacy regulations imposed upon us by the BMA (or any successor agency or then-applicable regulatory authority) which would include, without limitation, the ECR. However, our exercise of this right is subject to certain conditions, including that the terms considered in the aggregate cannot be less favorable to the holders of the applicable preferred shares than the terms of such securities prior to being varied or exchanged.
The voting rights of holders of our preferred shares and, in turn, the depositary shares representing the preferred shares are limited, and there are provisions in our bye-laws that may further reduce such voting rights.
Holders of our outstanding preferred shares and, in turn, the depositary shares representing the preferred shares have no voting rights with respect to matters that generally require the approval of voting shareholders. In addition, if dividends on any of our outstanding preferred shares have not been declared or paid for the equivalent of six dividend payments, whether or not for consecutive dividend periods, holders of the outstanding preferred shares and, in turn, the depositary shares, will, subject to the terms and conditions contained in the certificates of designation governing the preferred shares, be entitled to vote for the election of two additional directors to our board of directors. The holders shall be divested of the foregoing voting rights if and when dividends for at least four dividend periods, whether or not consecutive, following a nonpayment event have been paid in full (or declared and a sum sufficient for such payment shall have been set aside). Furthermore, pursuant to our bye-laws, the voting rights exercisable by holders of the preferred shares may be limited so that certain persons or groups are not deemed to hold 9.5% or more of the voting power conferred by our issued shares. Under these provisions, some shareholders may have their voting rights limited to less than one vote per share. In addition, our board of directors may limit a shareholder’s exercise of voting rights where it deems it necessary to do so to avoid adverse tax, legal or regulatory consequences. We also have the authority under our bye-laws to reasonably request information from any shareholder for the purpose of determining whether a shareholder’s voting rights are to be limited pursuant to the bye-laws. If a shareholder fails to respond to our request for information or submits incomplete or inaccurate information in response to a request by us, we may, in our reasonable discretion, eliminate the shareholder’s voting rights. In addition, holders of the depositary shares must act through the depositary to exercise any voting rights in respect of the preferred shares. Although each depositary share is entitled to 1/1,000th of a vote, the depositary can vote only whole preferred shares. While the depositary will vote the maximum number of whole preferred shares in accordance with the instructions it receives, any remaining votes of holders of the depositary shares will not be voted.

Our preferred shares ratings may be downgraded.
Our preferred shares are rated. However, if any ratings assigned to our preferred shares are subsequently lowered or withdrawn, or if it we issue other rated securities and they are rated lower than market expectations, it could adversely affect the market for or the market value of the outstanding depositary shares representing our preferred shares. A rating is not a recommendation to purchase, sell or hold any particular security, including our preferred shares and, in turn, the depositary shares. Ratings do not reflect market prices or suitability of a security for a particular investor and any rating of our preferred shares may not reflect all risks related to us and our business, or the structure or market value of the preferred shares or the depositary shares. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward or withdrawn entirely at the discretion of the issuing rating agency if in its judgment circumstances so warrant. Any such downward revision or withdrawal of a rating could have an adverse effect on the market price of the depositary shares.
Market interest rates may adversely affect the value of the depositary shares representing our preferred shares.
One of the factors that will influence the price of the depositary shares representing our preferred shares will be the current dividend yield on the relevant series of preferred shares (as a percentage of the price of the depositary shares representing such preferred shares, as applicable) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of our depositary shares representing the preferred shares to seek a higher dividend yield, which could cause the market price of our depositary shares representing the preferred shares to decrease. Higher interest rates would also likely increase our borrowing costs and potentially decrease funds available to pay dividends on the preferred shares, which may also cause the market price of our depositary shares representing the preferred shares to decrease.
In addition, during the floating rate period of our outstanding series D preferred shares, the interest rate on such preferred shares is determined with reference to three-month LIBOR. To the extent that the three-month LIBOR rate is discontinued or is no longer quoted, the applicable base rate used to calculate the dividend rate on such preferred shares beginning on September 1, 2028 (when the floating rate period begins) will be determined using the alternative methods described in the certificate of designations relating to such preferred shares. Any of these alternative methods may result in dividend rates that are lower than or that do not otherwise correlate over time with the dividend rates that would have been applicable if the three-month LIBOR rate was available in its current form. Such alternative methods may include determinations and adjustments made by the calculation agent in consultation with us. Our interests and the interests of any calculation agent appointed by us and making the foregoing determinations or adjustments may be adverse to your interests as a holder of depositary shares representing preferred shares, and any of the foregoing determinations, adjustments or actions by such calculation agent could result in adverse consequences to the applicable dividend rate on such preferred shares, which could have adverse effects on the returns on, value of and market for such preferred shares and the depositary shares representing such preferred shares. If the calculation agent determines that LIBOR has been discontinued, in certain circumstances, such preferred shares would bear a fixed dividend rate and could decline in value because the premium, if any, over market dividend rates will decline.
We have no obligation to maintain any listing of the depositary shares representing our outstanding preferred shares.
Although the depositary shares representing our outstanding preferred shares are listed on NASDAQ, such listings may not provide significant liquidity, and transaction costs in any secondary market could be high. The difference between bid and ask prices in any secondary market could be substantial. As a result, holders of depositary shares representing our preferred shares (which do not have a maturity date) may be required to bear the financial risks of an investment in the depositary shares representing preferred shares for an indefinite period of time. We do not expect that there will be any separate public trading market for the preferred shares except as represented by the depositary shares. In addition, we undertake no obligation, and expressly disclaim any obligation, to maintain the listing of the depositary shares representing our preferred shares on NASDAQ or any other stock exchange. If we elect to discontinue the listing at any time or the depositary shares representing the preferred shares otherwise are not listed on an applicable stock exchange, the dividends paid after the delisting would not constitute qualified dividend income for U.S. federal income tax purposes. This is because dividends paid by a Bermuda corporation are qualified dividend income only if the stock with respect to which the dividends are paid is readily tradeable on an established securities market in the United States.

A classification of the depositary shares representing our preferred shares by the National Association of Insurance Commissioners may impact U.S. insurance companies that purchase our preferred shares.
The National Association of Insurance Commissioners (the “NAIC”) may from time to time, in its discretion, classify securities in U.S. insurers’ portfolios as debt, preferred equity or common equity instruments. The NAIC’s written guidelines for classifying securities as debt, preferred equity or common equity include subjective factors that require the relevant NAIC examiner to exercise substantial judgment in making a classification. There is therefore a risk that the depositary shares representing our preferred shares may be classified by the NAIC as common equity instead of preferred equity. The NAIC classification determines the amount of risk-based capital (“RBC”) charges incurred by insurance companies in connection with an investment in a security. Securities classified as common equity by the NAIC carry RBC charges that can be significantly higher than the RBC requirement for debt or preferred equity. Therefore, any classification of the depositary shares representing our preferred shares as common equity may adversely affect U.S. insurance companies that hold depositary shares representing our preferred shares. In addition, a determination by the NAIC to classify the depositary shares representing our preferred shares as common equity may adversely impact the trading of the depositary shares representing our preferred shares in the secondary market.
Our preferred shares are subject to our rights of redemption.
Our preferred shares are redeemable pursuant to the terms set forth in the certificate of designations governing such series. Whenever we redeem preferred shares held by the depositary, the depositary will, as of the same redemption date, redeem the number of depositary shares representing preferred shares so redeemed. We have no obligation to redeem or repurchase the preferred shares under any circumstances. If the preferred shares are redeemed by us, you may not be able to reinvest the redemption proceeds in a comparable security at a similar return on your investment.
The regulatory capital treatment of the preferred shares may not be what we anticipate.
Our outstanding preferred shares are intended to constitute Tier 2 capital in accordance with the Insurance (Group Supervision) Rules 2011. In order for the preferred shares to continue to qualify as Tier 2 capital, the terms of the preferred shares should reflect the criteria contained in the Insurance (Group Supervision) Rules 2011 and any amendments thereto. No assurance can be made that the BMA will in the future deem that the preferred shares constitute Tier 2 capital under the Insurance (Group Supervision) Rules 2011.
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
In connection with the acquisition of DCo, LLC ("DCo") in December 2016, we acquired properties in the United States. The acquired properties have no present value and are not used to run our operations.
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

PART II
ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Number of Holders
Our ordinary voting shares are listed on the NASDAQ Global Select Market under the symbol "ESGR." There is no established trading market for our non-voting ordinary shares. On February 28, 2019, there were 1,557 shareholders of record of our voting ordinary shares and four shareholders of record of our non-voting ordinary shares. This is not the number of beneficial owners of our voting ordinary shares as some shares are held in “street name” by brokers and others on behalf of individual owners.
Dividend Information
We have not historically declared a dividend on our ordinary shares. Our strategy is to retain earnings and invest distributions from our subsidiaries back into the company. We do not currently expect to pay any dividends on our ordinary shares. Any payment of dividends must be approved by our Board of Directors. Our ability to pay dividends is subject to certain restrictions, as described in Note 22 - "Dividend Restrictions and Statutory Financial Information" in the notes to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
Issuer Purchases of Equity Securities
The following table provides information about ordinary shares acquired by the Company during the three months ended December 31, 2018, which are related to shares withheld from employees in order to facilitate the payment of withholding taxes on restricted shares. The Company does not have a share repurchase program.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Program
October 1, 2018 - October 31, 2018	423	$189.49	—	$—
November 1, 2018 - November 30, 2018	630	$178.80	—	$—
December 1, 2018 - December 31, 2018	—	$—	—	$—
	1,053		—	$—

(1)
Includes shares withheld from employees in order to facilitate the payment of withholding taxes on restricted shares granted pursuant to our equity incentive plan. The shares are calculated at their fair market value, as determined by reference to the closing price of our ordinary shares on the vesting date.

Performance Graph
The following performance graph compares the cumulative total return on our ordinary shares with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Insurance Index for the period that commenced December 31, 2013 and ended on December 31, 2018. The performance graph shows the value as of December 31 of each calendar year of $100 invested on December 31, 2013 in our ordinary shares, the NASDAQ Composite Index, and the NASDAQ Insurance Index assuming the reinvestment of dividends. Returns have been weighted to reflect relative market capitalization. This information is not necessarily indicative of future returns.

	Indexed Returns* for Years Ended December 31,
	2013	2014	2015	2016	2017	2018
Enstar Group Limited	100.00	110.06	108.01	142.32	144.52	120.63
NASDAQ Composite Index	100.00	114.62	122.81	133.19	172.11	165.84
NASDAQ Insurance Index	100.00	106.26	110.19	139.95	152.28	136.05
*$100 invested on December 31, 2013 in stock or index, including reinvestment of dividends.

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
Since our inception, we have made numerous acquisitions of companies and portfolios of business that impact the comparability between periods of the information reflected below. In particular, our 2018 Maiden Re, Maiden Re North America, Coca-Cola, Kayla Re, Zurich Australia, Neon and Novae transactions, our 2017 QBE and RSA transactions, our 2016 acquisition of DCo, our 2015 acquisitions of Alpha, the life settlement companies of Wilton Re and Sussex Insurance Company ("Sussex"), and our 2014 acquisition of StarStone impact comparability to other periods, including with respect to net premiums earned. In addition, we classified our Pavonia and Laguna operations as held-for-sale, and Pavonia's results of operations were included in discontinued operations until the closing on December 29, 2017. Our acquisitions and significant new business are described in "Item 1. Business - Recent Acquisitions and Significant New Business” and Note 3 - "Acquisitions" and Note 4 - "Significant New Business" of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands of U.S. dollars, except share and per share data)
Statements of Earnings Data:
Net premiums earned	$895,575	$613,121	$823,514	$753,744	$542,991
Fees and commission income	35,088	66,103	39,364	39,347	34,919
Net investment income	270,671	208,789	185,463	122,564	66,024
Net realized and unrealized gains (losses)	(412,884)	190,334	77,818	(41,523)	51,991
Net incurred losses and LAE	(454,025)	(193,551)	(174,099)	(104,333)	(9,146)
Acquisition costs	(192,790)	(96,906)	(186,569)	(163,716)	(117,542)
Total other expenses, net	(396,054)	(472,988)	(467,641)	(393,711)	(347,540)
Earnings (losses) from equity method investments	42,147	5,904	(5,400)	—	—
Net earnings (loss) from continuing operations	(212,272)	320,806	292,450	212,372	221,697
Net earnings (loss) from discontinuing operations	—	10,993	11,963	(2,031)	5,539
Net earnings (loss)	(212,272)	331,799	304,413	210,341	227,236
Net earnings (loss) attributable to noncontrolling interest	62,051	(20,341)	(39,606)	9,950	(13,487)
Net earnings (loss) attributable to Enstar Group Limited	(150,221)	311,458	264,807	220,291	213,749
Dividends on preferred shares	(12,133)	—	—	—	—
Net earnings (loss) attributable to Enstar Group Limited Ordinary Shareholders	$(162,354)	$311,458	$264,807	$220,291	$213,749

Per Ordinary Share Data:(1)
Earnings per ordinary share attributable to Enstar Group Limited:
Basic:
Net earnings (loss) from continuing operations	$(7.84)	$15.50	$13.10	$11.55	$11.31
Net earnings (loss) from discontinuing operations	—	0.56	0.62	(0.11)	0.30
Net earnings (loss) per ordinary share	$(7.84)	$16.06	$13.72	$11.44	$11.61
Diluted:
Net earnings (loss) from continuing operations	$(7.84)	$15.39	$13.00	$11.46	$11.15
Net earnings (loss) from discontinuing operations	—	0.56	0.62	(0.11)	0.29
Net earnings (loss) per ordinary share	$(7.84)	$15.95	$13.62	$11.35	$11.44

Weighted average ordinary shares outstanding:
Basic	20,698,310	19,388,621	19,299,426	19,252,072	18,409,069
Diluted	20,904,176	19,527,591	19,447,241	19,407,756	18,678,130

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

	December 31,
	2018	2017	2016	2015	2014
	(in thousands of U.S. dollars, except share and per share data)
Balance Sheet Data:
Total investments	$11,242,061	$8,755,130	$7,332,425	$6,340,781	$4,844,352
Total cash and cash equivalents (inclusive of restricted)	982,584	1,212,836	1,318,645	1,295,169	1,429,622
Reinsurance balances recoverable on paid and unpaid losses	2,029,663	2,021,030	1,460,743	1,451,921	1,305,515
Total assets	16,556,270	13,606,422	12,865,744	11,772,534	9,936,885
Losses and loss adjustment expense liabilities	9,409,504	7,398,088	5,987,867	5,720,149	4,509,421
Policy benefits for life and annuity contracts	105,080	117,207	112,095	126,321	8,940
Debt obligations	861,539	646,689	673,603	599,750	320,041
Total Enstar Group Limited shareholders’ equity	3,901,933	3,136,684	2,802,312	2,516,872	2,304,850

Book Value per Share:(1)
Basic	$158.06	$161.63	$144.66	$130.65	$120.04
Diluted	$155.94	$159.19	$143.68	$129.65	$119.22
Shares Outstanding:
Basic	21,459,997	19,406,722	19,372,178	19,263,742	19,201,017
Diluted	21,881,063	19,830,767	19,645,309	19,714,810	19,332,864
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

Business Overview
We are a multi-faceted insurance group that offers innovative capital release solutions and specialty underwriting capabilities through our network of group companies in Bermuda, the United States, the United Kingdom, Continental Europe, Australia, and other international locations. Our core focus is acquiring and managing insurance and reinsurance companies and portfolios of insurance and reinsurance business in run-off. Since the formation of our Bermuda-based holding company in 2001, we have completed over 90 acquisitions or portfolio transfers.
The substantial majority of our acquisitions have been in the non-life run-off business, which generally includes property and casualty, workers’ compensation, asbestos and environmental, construction defect, marine, aviation and transit, and other closed business.
While our core focus remains acquiring and managing non-life run-off business, we expanded our business to include active underwriting through our acquisitions of Atrium and StarStone in 2013 and 2014, respectively. We partnered with Trident in the Atrium and StarStone acquisitions, with Enstar owning a 59.0% interest, Trident owning a 39.3% interest, and Dowling owning a 1.7% interest. We also expanded our portfolio of run-off businesses in 2013 to include closed life and annuities, primarily through our acquisition of Pavonia. However, we disposed of Pavonia, which made up the majority of our life and annuities business, in 2017.
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
During 2018, our book value per share on a fully diluted basis decreased by 2.0% to $155.94 per share. The decrease was primarily attributable to net losses of $162.4 million, which were primarily driven by unrealized losses on investments and by adverse development in the reserves for our StarStone segment. See "Item 6. Selected Financial Data" herein for the computation of fully diluted book value per share. The growth of our fully diluted book value per share since becoming a public company is shown in the table below.

The table below summarizes the calculation of our fully diluted book value per ordinary share as of December 31, 2018 and 2017:

	2018	2017	Change
	(in thousands of U.S. Dollars)
Numerator:
Total Enstar Group Limited Shareholder's Equity	$3,901,933	$3,136,684	$765,249
Less: Series D and E Preferred Shares	510,000	—	510,000
Total Enstar Group Limited Ordinary Shareholders' Equity (A)	3,391,933	3,136,684	255,249
Proceeds from assumed conversion of warrants (1)	20,229	20,229	—
Numerator for fully diluted book value per ordinary share calculations (B)	$3,412,162	$3,156,913	$255,249

Denominator:
Ordinary shares outstanding (C)	21,459,997	19,406,722	2,053,275
Effect of dilutive securities:
Share-based compensation plans	245,165	248,144	(2,979)
Warrants(1)	175,901	175,901	—
Fully diluted ordinary shares outstanding (D)	21,881,063	19,830,767	2,050,296

Book value per ordinary share
Basic book value per ordinary share = (A) / (C)	$158.06	$161.63	$(3.57)
Fully diluted book value per ordinary share = (B) / (D)	$155.94	$159.19	$(3.25)
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

Current Outlook
Run-off
Our business strategy includes generating growth through acquisitions and reinsurance transactions, particularly in our Non-life Run-off segment, and during 2018 we completed six significant reinsurance transactions with Zurich Insurance Group ("Zurich"), Neon Underwriting Limited ("Neon"), Novae Syndicate 2007 ("Novae"), The Coca-Cola Company ("Coca-Cola"), Allianz SE ("Allianz") and Maiden Reinsurance Ltd. ("Maiden Re") in which we assumed aggregate gross and net reserves, including fair value adjustments, of $2,153.1 million and $1,780.3 million, respectively. In 2018, we also completed the acquisition of Maiden Reinsurance North America, Inc. (“Maiden Re North America”), in which we assumed gross reserves of $1,027.4 million.
As of December 31, 2018, our non-life run-off gross and net reserves were $7.5 billion and $6.1 billion, respectively, and we continue to evaluate opportunities for future growth.
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
At StarStone, we recently appointed new executive leadership. We expect to position the underwriting portfolio in 2019 to reflect market opportunities and achieve a mix of business for improved underwriting profitability. We have taken steps to exit unprofitable business lines and locations and we expect to write less gross premiums in 2019 compared to 2018. We, in partnership with StarStone's other shareholders, completed a transaction to provide capital support to StarStone in the form of a contribution to its contributed surplus account and a loss portfolio transfer and adverse development cover, effective October 1, 2018, provided through one of our subsidiaries. To fund the transaction, the shareholders contributed an aggregate amount of $135.0 million in proportion to their ownership interests. The quota share between StarStone and KaylaRe was not renewed effective January 1, 2019, however losses in the earlier calendar years will continue to fall due under the previous quota share agreement. We cannot be certain that we will not incur adverse development in the future, and we may also incur significant costs as we exit business lines, which may impact StarStone's return to profitability.
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

Our total investment results are a significant component of earnings and are comprised of:

•
Net investment income. In a rising interest rate environment, our net investment income would improve as maturities are reinvested at higher rates. Conversely, in a declining interest rate environment, our net investment income would decline as maturities are reinvested at lower rates. All else being equal, we would also expect our net investment income to grow as total investable assets increases as we acquire more business, which would be partially offset by reductions in the investment portfolio for paid claims.

•
Net realized and unrealized gains or losses. These arise from investments in fixed maturities, funds held, equity investments and other investments. Given the nature of our investments in fixed maturities and the average duration of our fixed maturity securities, the return of our fixed maturities investments will be impacted by changes in interest rates. In a rising rate environment, securities may experience unrealized losses prior to maturity. During 2018, we recognized net unrealized losses on our investments of $385.3 million, of which $211.4 million related to our investments in fixed maturities and funds withheld - directly managed, primarily due to rising sovereign yields and widening credit spreads and $164.0 million related to other investments. We generally account for our fixed maturity securities as "trading", whereas other companies in our industry may utilize "available-for-sale" accounting. The difference is that unrealized changes on investments classified as trading are recorded through earnings, whereas unrealized changes on investments classified as available-for-sale are recorded directly to shareholders' equity. We may experience further unrealized losses on our fixed maturity investments, depending on investment conditions and general economic conditions. Unrealized amounts would only become realized in the event of a sale of the specific securities prior to maturity or a credit default. For further information on the sensitivity of our portfolio to changes in interest rates, refer to the Interest Rate Risk section within Item 7A. "Quantitative and Qualitative Disclosures About Market Risk", included within this Annual Report on Form 10-K. For further discussion of our investments, see "Investable Assets" below.

U.S. Tax Reform
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

Consolidated Results of Operations - For the Years Ended December 31, 2018, 2017 and 2016
The following table sets forth our consolidated statements of earnings for the years ended December 31, 2018, 2017 and 2016. For a discussion of the critical accounting policies that affect the results of operations, see "Critical Accounting Policies" below.

	2018	2017	Change	2016	Change
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$895,575	$613,121	$282,454	$823,514	$(210,393)
Fees and commission income	35,088	66,103	(31,015)	39,364	26,739
Net investment income	270,671	208,789	61,882	185,463	23,326
Net realized and unrealized gains (losses)	(412,884)	190,334	(603,218)	77,818	112,516
Other income	35,085	22,605	12,480	10,236	12,369
	823,535	1,100,952	(277,417)	1,136,395	(35,443)
EXPENSES
Net incurred losses and LAE	454,025	193,551	260,474	174,099	19,452
Life and annuity policy benefits	1,003	4,015	(3,012)	(2,038)	6,053
Acquisition costs	192,790	96,906	95,884	186,569	(89,663)
General and administrative expenses	407,375	435,985	(28,610)	423,734	12,251
Interest expense	26,217	28,102	(1,885)	20,642	7,460
Net foreign exchange losses	2,668	17,537	(14,869)	665	16,872
Loss on sale of subsidiary	—	16,349	(16,349)	—	16,349
	1,084,078	792,445	291,633	803,671	(11,226)
EARNINGS (LOSS) BEFORE INCOME TAXES	(260,543)	308,507	(569,050)	332,724	(24,217)
Income tax benefit (expense)	6,124	6,395	(271)	(34,874)	41,269
Earnings from equity method investments	42,147	5,904	36,243	(5,400)	11,304
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(212,272)	320,806	(533,078)	292,450	28,356
Net earnings from discontinued operations, net of income taxes	—	10,993	(10,993)	11,963	(970)
NET EARNINGS (LOSS)	(212,272)	331,799	(544,071)	304,413	27,386
Net loss (earnings) attributable to noncontrolling interest	62,051	(20,341)	82,392	(39,606)	19,265
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	(150,221)	311,458	(461,679)	264,807	46,651
Dividends on preferred shares	(12,133)	—	(12,133)	—	—
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$(162,354)	$311,458	$(473,812)	$264,807	$46,651
Highlights
Consolidated Results of Operations for 2018

•	Consolidated net losses of $162.4 million and basic and diluted losses per share of $7.84

•	Non-GAAP operating income[1] of $61.6 million and diluted non-GAAP operating income per ordinary share[1] of $2.95

•	Net earnings from Non-life Run-off segment of $25.2 million

•	Net premiums earned of $895.6 million, including $146.3 million and $715.0 million in our Atrium and StarStone segments, respectively

•	Combined ratios of 94.5% and 135.1% for the active underwriting operations within our Atrium and StarStone segments, respectively

•	Net investment income of $270.7 million and net realized and unrealized losses of $412.9 million
1 Non-GAAP Financial Measure. For a reconciliation of non-GAAP operating income to net earnings (loss) calculated in accordance with GAAP and diluted non-GAAP operating income per ordinary share to diluted net earnings (loss) per ordinary share calculated in accordance with GAAP, see "Non-GAAP Financial Measures" below.
Consolidated Financial Condition as at December 31, 2018

•	Total investments, cash and funds held of $12,545.9 million

•	Total reinsurance balances recoverable on paid and unpaid losses of $2,029.7 million

•	Total assets of $16,556.3 million

•
Total gross reserves for losses and LAE of $9,409.5 million, with $1,111.8 million and $1,761.8 million of net reserves acquired and assumed, respectively, in our Non-life Run-off operations during 2018

•
Total shareholders' equity, including preferred shares, of $3,901.9 million and redeemable noncontrolling interest of $458.5 million. Shareholders' equity includes $510.0 million of preferred shares issued in 2018

•	Diluted book value per ordinary share of $155.94
Consolidated Overview
2018 versus 2017: We reported consolidated net losses attributable to Enstar Group Limited ordinary shareholders of $162.4 million in 2018, a decrease of $473.8 million from net earnings of $311.5 million in 2017. The comparability of our results across different periods was impacted by the acquisitions and loss portfolio transfer reinsurance transactions we completed during 2018 with Maiden Re, Maiden Re North America, KaylaRe, Neon, Novae, Zurich , Coca-Cola and Allianz, and during 2017 with RSA and QBE. The most significant drivers of the change in our financial performance during 2018 as compared to 2017 included:

•
Non-life Run-off Segment - Net reduction in the liability for net incurred losses and LAE within our Non-life Run-off segment continued to be one of the predominant drivers of our results in 2018, contributing $306.1 million of income to our consolidated results. Although this was an increase of $115.4 million from 2017, net earnings provided by the Non-life Run-off segment decreased by $318.6 million in 2018 compared to 2017 primarily due to net realized and unrealized losses, lower fee and commission income and higher operating expenses partially offset by lower corporate expenses and higher net investment income;

•
Higher Net Investment Income - Total net investment income increased by $61.9 million in 2018, compared to 2017. The increase was primarily attributable to an increase in average invested assets and an increase in the book yield we obtained on our assets. The increase in average invested assets was primarily due to the KaylaRe, Neon, Novae and Zurich Australia transactions, which were completed in 2018. The increase in the book yield was primarily due to an increase in the yield curve;

•
Atrium - Net earnings attributable to the Atrium segment were $9.0 million in 2018, compared to $5.4 million in 2017. The combined ratio in 2018 was 94.5%, compared to 99.9% in 2017, and the decrease was primarily driven by a lower loss ratio. The underwriting performance in 2017 was impacted by the large catastrophe losses, primarily hurricanes Harvey, Irma and Maria, compared to a relatively lower catastrophe year in 2018;

•
StarStone - Net losses attributable to the StarStone segment were $158.6 million in 2018, compared to net earnings of $2.8 million in 2017. The decrease in earnings was primarily due to large current year loss activity, prior year adverse development and net realized and unrealized losses, partially offset by higher net investment income. The combined ratio was 135.1% in 2018 compared to 108.5% in 2017. The underwriting performance was impacted by large current year loss activity, prior year adverse development and the impact of intra-group cessions;

•
Other Activities - Net losses attributable to our other activities were $38.0 million in 2018, compared to $40.6 million in 2017. This decrease was primarily driven by the loss on a sale of a subsidiary in 2017 which did not reoccur in 2018, partially offset by the dividends on the preferred shares that were issued in 2018 and the income from discontinued operations in 2017 which did not reoccur in 2018;

•
Net Realized and Unrealized Gains (Losses) - In 2018, net realized and unrealized losses were $412.9 million, compared to gains of $190.3 million in 2017. The net realized and unrealized losses in 2018 were primarily attributable to an decrease in the valuation of our fixed maturity investments due to rising interest rates and losses on our other investments due to poor performance in the equity markets. Many insurance companies predominantly use available-for-sale accounting where unrealized amounts are recorded directly to shareholders’ equity and therefore do not impact earnings. Unrealized amounts would only become realizable in the event of a sale of the specific securities prior to maturity or a credit default;

•
Noncontrolling Interest - Net (earnings) losses attributable to noncontrolling interest is the share of results from those subsidiary companies in which there are either noncontrolling interests or redeemable noncontrolling interests. In 2018, the net loss attributable to noncontrolling interest was $62.1 million, compared to net earnings attributable to noncontrolling interest of $20.3 million in 2017. The reduction was primarily due to lower earnings in StarStone, as discussed above;

•
Income Taxes - We recorded an income tax benefit of $6.1 million in 2018, compared to an income tax benefit of $6.4 million in 2017, a change of $0.3 million. Our effective tax rate was 2.8% in 2018 compared with (2.0)% in 2017, primarily relating to the geographic distribution of our pre-tax net earnings (losses) between our taxable and non-taxable jurisdictions in 2018, compared to changes relating to U.S. Tax Reform, which resulted in a tax benefit of $5.7 million in 2017; and

•
Our non-GAAP operating income[1], which excludes the impact of unrealized losses on fixed maturity securities and other items, was $61.6 million for the year ended December 31, 2018, a decrease of $221.7 million from non-GAAP operating income of $283.3 million for the year ended December 31, 2017.

1 Non-GAAP Financial Measure. For a reconciliation of non-GAAP operating income to net earnings (loss) calculated in accordance with GAAP, see "Non-GAAP Financial Measures" below.
2017 versus 2016: We reported consolidated net earnings attributable to Enstar Group Limited ordinary shareholders of $311.5 million in 2017, compared to $264.8 million in 2016, an increase of $46.7 million. Our results were impacted by the loss portfolio transfer reinsurance transactions we completed during 2017 with RSA and QBE, and during 2016 with Allianz, Coca-Cola and Neon. The most significant drivers of the change in our financial performance during 2017 as compared to 2016 included:

•
Non-life Run-off Segment - Net reduction in the liability for net incurred losses and LAE within our Non-life Run-off segment was one of the predominant drivers of our consolidated earnings in 2017, contributing $190.7 million to consolidated net earnings. Although this was a decrease of $95.2 million from 2016, net earnings provided by the Non-life Run-off segment increased by $82.2 million in 2017 compared to 2016, primarily due to improved investment results, increased fee income and higher other income, partially offset by higher expenses and other items;

•
Higher Net Investment Income - Total net investment income increased by $23.3 million in 2017, compared to 2016. The increase was primarily attributable to an increase in average invested assets and an increase in the book yield we obtained on our assets. The increase in average invested assets was primarily due to the transactions that were completed in 2017. The increase in the book yield was primarily due to our asset allocation strategies and an increase in the duration of our fixed maturity portfolio;

•
Atrium - Net earnings attributable to the Atrium segment were $5.4 million in 2017, compared to $6.4 million in 2016, a decrease of $1.0 million. The combined ratio in 2017 was 99.9%, compared to 94.3% in 2016 and the increase was primarily driven by a higher loss ratio. The underwriting performance was impacted by the large losses in the third quarter of 2017, primarily hurricanes Harvey, Irma and Maria, partially offset by favorable prior year loss reserve development. Excluding the impact of hurricanes Harvey, Irma and Maria, the combined ratio was 86.7% for 2017;

•
StarStone - Net earnings attributable to the StarStone segment were $2.8 million in 2017, compared to $25.2 million in 2016, a decrease of $22.4 million. The decrease in earnings was primarily due to catastrophe loss events, partially offset by improved investment returns. The combined ratio was 108.5% in 2017 compared to 98.2% in 2016. The underwriting performance was impacted by the large losses in the third quarter of 2017, primarily hurricanes Harvey, Irma and Maria. Excluding the impact of hurricanes Harvey, Irma and Maria, the combined ratio was 96.7% for 2017;

•
Other activities - Net losses attributable to our other activities were $40.6 million in 2017, compared to $28.5 million in 2016.The higher net losses in 2017 were primarily driven by higher corporate expenses and a loss on the sale of Laguna, our Irish life insurance company;

•
Net Realized and Unrealized Gains (Losses) - In 2017, net realized and unrealized gains were $190.3 million, compared to $77.8 million in 2016. The net realized and unrealized gains in 2017 were primarily attributable to an increase in the valuation of our funds held - directly managed and unrealized gains on our other investments;

•
Noncontrolling Interest - Net (earnings) losses attributable to noncontrolling interest is the share of results from those subsidiary companies in which there are either noncontrolling interests or redeemable noncontrolling interests. In 2017, the net earnings attributable to noncontrolling interest were $20.3 million, compared to $39.6 million in 2016. The reduction was primarily due to lower earnings in both Atrium and StarStone as a result of the large losses in the third quarter of 2017, as discussed above;

•
Income Taxes - We recorded an income tax benefit of $6.4 million in 2017, compared to income tax expense of $34.9 million in 2016, a change of $41.3 million. The effective tax rate was (2.0)% in 2017, compared to 10.7% in 2016, with the change primarily due to the significant decreases in the valuation allowance on our deferred tax assets in the U.S. in 2017 compared to 2016, including changes relating to the U.S. Tax Reform which results in a tax benefit of $5.7 million, as well as the geographic distribution of our pre-tax net earnings between our taxable and non-taxable jurisdictions.

•
Our non-GAAP operating income[1], which excludes the impact of unrealized losses on fixed maturity securities and other items, was $283.3 million for the year ended December 31, 2017, an increase of $15.6 million from non-GAAP operating income of $267.8 million for the year ended December 31, 2016.

1 Non-GAAP Financial Measure. For a reconciliation of non-GAAP operating income to net earnings (loss) calculated in accordance with GAAP, see "Non-GAAP Financial Measures" below.
Results of Operations by Segment - For the Years Ended December 31, 2018, 2017 and 2016
We have three reportable segments of business that are each managed, operated and reported on separately: (i) Non-life Run-off; (ii) Atrium; and (iii) StarStone. In addition, our other activities include our corporate expenses, debt servicing costs, holding company income and expenses, foreign exchange, our remaining life business and other miscellaneous items. For a description of our segments, see "Item 1. Business - Operating Segments." The following is a discussion of our results of operations by segment.
The below table provides a split by operating segment of the net earnings attributable to Enstar Group Limited ordinary shareholders for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	Change	2016	Change
	(in thousands of U.S. dollars)
Segment split of net earnings (loss) attributable to Enstar Group Limited:
Non-life Run-off	$25,222	$343,800	$(318,578)	$261,644	$82,156
Atrium	8,997	5,423	3,574	6,416	(993)
StarStone	(158,580)	2,826	(161,406)	25,217	(22,391)
Other	(37,993)	(40,591)	2,598	(28,470)	(12,121)
Net earnings (loss) attributable to Enstar Group Limited ordinary shareholders	$(162,354)	$311,458	$(473,812)	$264,807	$46,651
The following is a discussion of our results of operations by segment.

Non-life Run-off Segment
The following is a discussion and analysis of the results of operations for our Non-life Run-off segment for the years ended December 31, 2018, 2017 and 2016, which are summarized below:

	2018	2017	Change	2016	Change
	(in thousands of U.S. dollars)
Gross premiums written	$(8,910)	$14,102	$(23,012)	$17,316	$(3,214)

Net premiums written	$(9,217)	$6,482	$(15,699)	$9,202	$(2,720)

Net premiums earned	$9,427	$14,162	$(4,735)	$16,755	$(2,593)
Net incurred losses and LAE	306,067	190,674	115,393	285,881	(95,207)
Acquisition costs	(4,006)	(328)	(3,678)	(4,198)	3,870
Operating expenses	(158,731)	(132,235)	(26,496)	(151,316)	19,081
Underwriting income	152,757	72,273	80,484	147,122	(74,849)
Net investment income	226,287	166,678	59,609	145,237	21,441
Net realized and unrealized gains (losses)	(381,712)	179,545	(561,257)	77,685	101,860
Fees and commission income	16,466	43,849	(27,383)	17,447	26,402
Other income	35,978	21,157	14,821	7,897	13,260
Corporate expenses	(39,093)	(101,592)	62,499	(61,583)	(40,009)
Interest expense	(30,616)	(28,970)	(1,646)	(22,268)	(6,702)
Net foreign exchange gains (losses)	2,534	(7,347)	9,881	1,684	(9,031)
EARNINGS (LOSS) BEFORE INCOME TAXES	(17,399)	345,593	(362,992)	313,221	32,372
Income tax benefit (expense)	3,581	6,990	(3,409)	(28,577)	35,567
Earnings (losses) from equity method investments	42,147	5,904	36,243	(5,400)	11,304
NET EARNINGS FROM CONTINUING OPERATIONS	28,329	358,487	(330,158)	279,244	79,243
Net earnings attributable to noncontrolling interest	(3,107)	(14,687)	11,580	(17,600)	2,913
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$25,222	$343,800	$(318,578)	$261,644	$82,156
Overall Results
2018 versus 2017: Net earnings were $25.2 million in 2018, compared to $343.8 million in 2017, a decrease of $318.6 million. This decrease was primarily attributable to a decrease of $561.3 million in earnings from net realized and unrealized gains (losses), an increase of $26.5 million in operating expenses and a decrease of $27.4 million in fees and commission income, partially offset by a higher reduction in net incurred losses and LAE of $115.4 million, a decrease in corporate expenses of $62.5 million, an increase in net investment income of $59.6 million and an increase in earnings from equity method investments of $36.2 million.
2017 versus 2016: Net earnings were $343.8 million in 2017, compared to $261.6 million in 2016, an increase of $82.2 million. The increase of $82.2 million was primarily attributable to an increase of $101.9 million in net realized and unrealized gains, an increase of $26.4 million in fees and commission income, an increase of $13.3 million in other income, an increase in net investment income of $21.4 million, and a decrease in operating expenses of $19.1 million. These items were partially offset by a lower reduction in net incurred losses and LAE of $95.2 million, and an increase in corporate expenses of $40.0 million. Income taxes were a benefit of $7.0 million in 2017, compared to a tax expense of $28.6 million in 2016.
Investment results are separately discussed below in "Investments."

Net Premiums Earned:
The following table shows the gross and net premiums written and earned for the Non-life Run-off segment for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	Change	2016	Change
	(in thousands of U.S. dollars)
Gross premiums written	$(8,910)	$14,102	$(23,012)	$17,316	$(3,214)
Ceded reinsurance premiums written	(307)	(7,620)	7,313	(8,114)	494
Net premiums written	(9,217)	6,482	(15,699)	9,202	(2,720)
Gross premiums earned	25,230	23,950	1,280	25,989	(2,039)
Ceded reinsurance premiums earned	(15,803)	(9,788)	(6,015)	(9,234)	(554)
Net premiums earned	$9,427	$14,162	$(4,735)	$16,755	$(2,593)
Because business in this segment is in run-off, our general expectation is for premiums associated with legacy business to decline in future periods. However, the actual amount in any particular year will be impacted by new acquisitions during the year, and the run-off of premiums from acquisitions completed in recent years.
2018 versus 2017: Net premiums written in 2018 of $(9.2) million primarily related to reductions in net written premium on legacy business for which corresponding unearned premium was also released. Net premiums earned of $9.4 million and $14.2 million in 2018 and 2017, respectively, primarily related to the legacy run-off business assumed.
2017 versus 2016: Premiums written and earned in 2017 and 2016 primarily related to the legacy run-off business assumed.
Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Non-life Run-off segment for the years ended December 31, 2018, 2017 and 2016:

	2018			2017			2016
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$838,812	$5	$838,817	$578,888	$2,835	$581,723	$529,937	$3,869	$533,806
Net change in case and LAE reserves (1)	(552,124)	4,704	(547,420)	(381,450)	397	(381,053)	(608,168)	(617)	(608,785)
Net change in IBNR reserves (2)	(573,127)	7,742	(565,385)	(393,100)	2,373	(390,727)	(349,726)	2,342	(347,384)
Increase (reduction) in estimates of net ultimate losses	(286,439)	12,451	(273,988)	(195,662)	5,605	(190,057)	(427,957)	5,594	(422,363)
Reduction in provisions for bad debt	—	—	—	(1,536)		(1,536)	(13,822)	—	(13,822)
Increase (reduction) in provisions for unallocated LAE	(65,401)	—	(65,401)	(54,071)	261	(53,810)	(44,190)	235	(43,955)
Amortization of deferred charge assets	13,781	—	13,781	14,359	—	14,359	168,827	—	168,827
Amortization of fair value adjustments	12,877	—	12,877	10,114	—	10,114	25,432	—	25,432
Changes in fair value - fair value option	6,664	—	6,664	30,256	—	30,256	—	—	—
Net incurred losses and LAE	$(318,518)	$12,451	$(306,067)	$(196,540)	$5,866	$(190,674)	$(291,710)	$5,829	$(285,881)

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

2018: The reduction in net incurred losses and LAE for the year ended December 31, 2018 of $306.1 million included net incurred losses and LAE of $12.5 million related to current period net earned premium. Excluding current period net incurred losses and LAE of $12.5 million, the reduction in net incurred losses and LAE liabilities relating to prior periods was $318.5 million, which was attributable to a reduction in estimates of net ultimate losses of $286.4 million, a reduction in provisions for unallocated LAE of $65.4 million relating to 2018 run-off activity, partially offset by the amortization of deferred charge assets of $13.8 million, amortization of fair value adjustments of $12.9 million and an increase in the fair value of liabilities of $6.7 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option.
The reduction in estimates of prior period net ultimate losses of $286.4 million for the year ended December 31, 2018 included a net reduction in case and IBNR reserves of $1,125.3 million, partially offset by net losses paid of $838.8 million.
The significant drivers of the 2018 results are explained below.
Workers' Compensation
A $154.6 million reduction in estimates of net ultimate losses in our workers' compensation line of business arose across multiple portfolios, where reported loss development was generally significantly less than expected. For certain of our portfolios, the lower than expected actual development was driven by significant pro-active settlement activity on individual claimants where we were able to close open claims earlier than was indicated by the original payout pattern, and, in other portfolios, based on the review of recent loss development activity we revised our actuarial development "tail factor" assumption, which led to a reduction in net ultimate losses. For example, in one portfolio we observed favorable incurred loss development, primarily relating to accident years 1995 through 2005 where we paid $22.7 million in loss payments to release a corresponding $37.0 million of associated case reserves for $14.3 million in favorable incurred loss development.
When actual development is less than expected for a sustained period of time across a significant volume of exposures, an updated actuarial analysis tends to indicate reductions in IBNR reserves. Updates to actuarial analysis, factoring in the less-than-expected reported incurred loss development for the year, is the primary driver of the $154.6 million reduction to workers' compensation net ultimate loss estimates.
For recently acquired portfolios of workers' compensation business, we have utilized our subsidiary, Paladin Managed Care Services ("Paladin"), to assist us in reviewing claims. Paladin generally produces savings related to medical expense liabilities over and above savings achieved by prior vendors of such services, and the savings lead to actual development that is less than expected, thereby driving reductions to the estimates of net ultimate losses. In one particular program, our claims personnel pursued a pro-active strategy of settling with numerous workers' compensation claimants whose injuries arose in recent accident years. For this portfolio, the claims team reduced the open inventory of claims by 78% during 2018. This reduction in exposure, when incorporated into an updated actuarial analysis, led to a reduction in our estimate of ultimate net losses of $30.2 million, primarily relating to accident years 2010 through 2014.
We also continue to actively seek to commute policies when possible, and where the commutation of the policy is settled at a level below the carried value of the loss reserves, we record a reduction in our estimates of net ultimate losses. During the year ended December 31, 2018, we completed 11 commutations across several portfolios that contributed to the reduction in estimates of net ultimate losses.
Asbestos
A $64.9 million reduction in estimates of net ultimate losses in our asbestos line of business arose primarily due to one asbestos portfolio where lower than expected volume of claims reported and a lower than expected severity on claims settled in the period, when projected to net ultimate losses through actuarial methodologies, resulted in a significant reduction in estimates of net ultimate losses. The volume of claims reported was 3% less than expected and the average cost per claim was 5% less than expected. Across our other asbestos portfolios we had a combination of commutations, detailed actuarial studies and lower than expected incurred loss development, which all resulted in reductions in estimates of net ultimate losses.
Other
All other line of business changes in estimates of net ultimate losses were primarily due to the application of our reserving methodologies, favorable actual versus expected loss development, pro-active claim management and commutations.

The reduction of $65.4 million in provisions for unallocated LAE was due to a reduction in our estimate of the total future costs to administer the claims.
The amortization of deferred charge assets of $13.8 million was associated with retroactive reinsurance contracts where, at the inception of the contract, the estimated ultimate losses payable were in excess of premium received. Deferred charge assets are amortized over the estimated claim payment period of the related contract and are adjusted periodically to reflect new estimates of the amount and timing of the remaining loss payments.
The amortization of fair value adjustments of $12.9 million was related to the fair value adjustments associated with the acquisition of companies. On acquisition, we are required to fair value the net assets acquired, including the reinsurance balances recoverable and the liability for losses and LAE. The resulting fair value adjustments are then amortized over the expected life of the reinsurance balances recoverable and the liability for losses and LAE.
The increase in the fair value of liabilities for which we have elected the fair value option of $6.7 million was primarily due to changes in the discount rate and the application of the discount rate to the updated expected cash flow patterns.
2017: The reduction in net incurred losses and LAE for the year ended December 31, 2017 of $190.7 million included net incurred losses and LAE of $5.9 million related to current period net earned premium from previously acquired businesses that renewed certain policies while being run-off. Excluding current period net incurred losses and LAE of $5.9 million, the reduction in net incurred losses and LAE liabilities relating to prior periods was $196.5 million, which was attributable to a reduction in estimates of net ultimate losses of $195.7 million, and a reduction in provisions for unallocated LAE of $54.1 million, relating to 2017 run-off activity, partially offset by an increase in the fair value of liabilities of $30.3 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, the amortization of the deferred charge assets of $14.4 million and the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $10.1 million.
The reduction in estimates of prior period net ultimate losses of $195.7 million for the year ended December 31, 2017 included a net reduction in case and IBNR reserves of $774.6 million, partially offset by net losses paid of $578.9 million.
The significant drivers of the 2017 results are explained below.
Workers' Compensation
A $155.0 million reduction in estimates of net ultimate losses in our workers' compensation line of business arose primarily in five separate portfolios. Across these five portfolios, the reported incurred loss development was generally significantly lower than expected. When actual development is less than expected for a sustained period of time, across a significant volume of exposures, an updated actuarial analysis tends to indicate reductions in IBNR reserves. In addition, we continue to pro-actively manage and settle claims where possible, commute policies if appropriate and, through Paladin, we are able to achieve significant savings on medical costs through active claims management strategies over the life of the reported claims. All of these items reduce the estimates of net ultimate losses.
Construction Defect
A $33.0 million reduction in estimates of net ultimate losses in our construction defect line of business arose primarily due to lower than expected actual incurred development in one portfolio. The active claims management approach that our claims team adopted for the assumed exposures within this portfolio led to a significant reduction loss in the inventory of the assumed open claims of 73% during 2017. This reduction in exposure, when incorporated into our updated actuarial analysis, resulted in a reduction in estimates of net ultimate losses for this line of business.
Asbestos
A $27.0 million increase in estimates of net ultimate losses in our asbestos line of business resulted from a ground-up study performed by a consulting actuarial firm on one of our portfolios. This study resulted in the recording of additional reserves of $60.5 million due to a small number of accounts that experienced an increase in the notification of claims which are expected to attach to the excess policies that we reinsure. This increase was partially offset by favorable development of $33.5 million in our other portfolios of asbestos exposures arising primarily from lower than expected claim notifications.

Other
All other line of business changes in estimates of net ultimate losses were primarily due to the application of our reserving methodologies, favorable actual versus expected loss development, pro-active claim management and commutations.
The reduction in provisions for bad debt of $1.5 million was a result of the favorable recoveries from reinsurers, the reduction in bad debt provisions for insolvent reinsurers as a result of distributions received and the reduction of specific provisions held for certain reinsurers.
The reduction of $54.1 million in provisions for unallocated LAE was due to a reduction in our estimate of the total future costs to administer the claims.
The amortization of deferred charge assets of $14.4 million was associated with retroactive reinsurance contracts where, at the inception of the contract, the estimated ultimate losses payable were in excess of premium received. Deferred charge assets are amortized over the estimated claim payment period of the related contract and are adjusted periodically to reflect new estimates of the amount and timing of the remaining loss payments.
The amortization of fair value adjustment of $10.1 million was related to the fair value adjustments associated with the acquisition of companies. On acquisition, we are required to fair value the net assets acquired, including the reinsurance balances recoverable and the liability for losses and LAE. The resulting fair value adjustments are then amortized over the expected life of the reinsurance balances recoverable and the liability for losses and LAE.
The increase in the fair value of liabilities for which we have elected the fair value option of $30.3 million was primarily due to changes in the discount rate and the application of the discount rate to the updated expected cash flow patterns.
2016: The reduction in net incurred losses and LAE for the year ended December 31, 2016 of $285.9 million included net incurred losses and LAE of $5.8 million related to current period net earned premium, primarily for the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $5.8 million, the reduction in net incurred losses and LAE liabilities relating to prior periods was $291.7 million, which was attributable to a reduction in estimates of net ultimate losses of $428.0 million, a reduction in provisions for unallocated LAE of $44.2 million, relating to 2016 run-off activity, and a reduction in the provision for bad debt of $13.8 million, partially offset by the amortization of the deferred charge assets of $168.8 million and the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $25.4 million.
The reduction in estimates of prior period net ultimate losses of $428.0 million for the year ended December 31, 2016 included a net reduction in case and IBNR reserves of $957.9 million, partially offset by net losses paid of $529.9 million.
The significant drivers of the 2016 results are explained below.
Workers' Compensation
A $323.1 million reduction in estimates of net ultimate losses in our workers' compensation line of business arose primarily in three separate portfolios. Across these three portfolios, the reported incurred loss development was generally significantly lower than expected. When actual development is lower than expected for a sustained period of time across a significant volume of exposures, an updated actuarial analysis tends to indicate reductions in IBNR reserves. In one specific portfolio, having observed a general trend of lower than expected actual development over a sustained period of time, we revised the medical inflation assumption used to estimate case and LAE reserves for long term disability claimants. This change to an actuarial assumption, driven by observed actual development, resulted in a significant reduction in our estimates of net ultimate losses of $234.5 million, primarily across accident years 1991 through 2001. This was partially offset by a significant reduction in the related deferred charge asset as described below.
Asbestos
A $25.3 million reduction in estimates of net ultimate losses in our asbestos line of business arose primarily due to six commutations, which resulted in a $13.1 million reduction in net ultimate losses. The remainder of the reduction arose due to lower than expected actual loss development.

Other
All other line of business changes in estimates of net ultimate losses were primarily due to the application of our reserving methodologies, generally favorable actual versus expected loss development, pro-active claim management and commutations.
The reduction in provisions for bad debt of $13.8 million was a result of the favorable recoveries from reinsurers, and the reduction in bad debt provisions for insolvent reinsurers as a result of distributions received, partially offset by additional provisions for certain reinsurers.
The reduction of $44.2 million in provisions for unallocated LAE was due to a reduction in our estimate of the total future costs to administer the claims.
The amortization of deferred charge assets of $168.8 million was associated with retroactive reinsurance contracts where, at the inception of the contract, the estimated ultimate losses payable were in excess of premium received. Deferred charge assets are amortized over the estimated claim payment period of the related contract and are adjusted periodically to reflect new estimates of the amount and timing of the remaining loss payments. In the year ended December 31, 2016, the amortization of the deferred charge asset included an impairment of $38.6 million, which was offset in earnings by favorable loss reserve development.
The amortization of fair value adjustment of $25.4 million was related to the the fair value adjustments associated with the acquisition of companies. On acquisition, we are required to fair value the net assets acquired, including the reinsurance balances recoverable and the liability for losses and LAE. The resulting fair value adjustments are then amortized over the expected life of the reinsurance balances recoverable and the liability for losses and LAE.

Acquisition Costs:
2018 versus 2017: Acquisition costs for the Non-life Run-off segment were $4.0 million in 2018, compared to $0.3 million in 2017, an increase of $3.7 million primarily related to net premiums earned on legacy run-off business assumed.
2017 versus 2016: Acquisition costs for the Non-life Run-off segment were $0.3 million in 2017, compared to $4.2 million for 2016, a decrease of $3.9 million. Acquisition costs in 2017 and 2016 primarily related to net premiums earned on legacy run-off business assumed.
Fees and Commission Income:
2018 versus 2017: Our management companies in the Non-life Run-off segment earned fees and commission income of $16.5 million and $43.8 million in 2018 and 2017, respectively, a decrease of $27.4 million. This decrease primarily resulted from a decrease in the profit commission and fee income earned from KaylaRe as a result of the acquisition and subsequent consolidation and elimination of transactions with KaylaRe, as described in Note 21 - "Related Party Transactions" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K. While our consulting subsidiaries continue to provide management and consultancy services, claims inspection services and reinsurance collection services to third-party clients in limited circumstances, the core focus of these subsidiaries is providing in-house services to companies within the Enstar group. These internal fees are eliminated upon consolidation of our results of operations.
2017 versus 2016: Our management companies in the Non-life Run-off segment earned fees and commission income of $43.8 million and $17.4 million in 2017 and 2016, respectively, an increase of $26.4 million. This increase primarily resulted from a $13.6 million increase in profit commission and fee income earned from KaylaRe, as described in Note 21 - "Related Party Transactions" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K. We also earned an additional $2.6 million of fee income in 2017 from a new third-party run-off management engagement. The remaining increase is derived from additional fees earned from existing third-party clients.
Other Income:
2018 versus 2017: Other income was $36.0 million in 2018, compared to $21.2 million in 2017, an increase of $14.8 million. The increase of $14.8 million is primarily due to a reduction in net liabilities relating to direct asbestos and environmental exposures carried by our subsidiary DCo LLC.

2017 versus 2016: Other income was $21.2 million in 2017, compared to $7.9 million in 2016. The increase of $13.3 million is primarily attributable to an increase in recoveries of other assets.
General and Administrative Expenses:
General and administrative expenses consist of operating expenses and corporate expenses.

	2018	2017	Change	2016	Change
	(in thousands of U.S. dollars)
Operating expenses	$158,731	$132,235	$26,496	$151,316	$(19,081)
Corporate expenses	39,093	101,592	(62,499)	61,583	40,009
General and administrative expenses	$197,824	$233,827	$(36,003)	$212,899	$20,928
2018 versus 2017: General and administrative expenses for the Non-life Run-off segment decreased by $36.0 million, from $233.8 million in 2017 to $197.8 million in 2018. The decrease in expenses in 2018 related primarily to a decrease in performance-based salary and benefits including stock compensation expense due to lower net earnings of the Non-life Run-off segment in 2018 compared to 2017.
2017 versus 2016: General and administrative expenses for the Non-life Run-off segment increased by $20.9 million from $212.9 million in 2016 to $233.8 million in 2017. The increase in expenses in 2017 primarily related to an increase in performance-based salary and benefits due to higher net earnings of the Non-life Run-off segment in 2017 compared to 2016, an increase in bank charges relating to the early repayment of certain credit facilities, and an increase in professional fees relating to significant new business transactions and projects.
Interest Expense:
2018 versus 2017: Interest expense was $30.6 million in 2018, which is broadly consistent with the interest expense of $29.0 million in 2017.
2017 versus 2016: Interest expense was $29.0 million in 2017, compared to $22.3 million in 2016, an increase of $6.7 million. The increase in interest expense was primarily due to the issuance of Senior Notes in the first quarter of 2017.
Net Foreign Exchange Gains (Losses):
2018 versus 2017: Net foreign exchange gains for the Non-life Run-off segment were $2.5 million in 2018 compared to net foreign exchange losses of $7.3 million in 2017. The change of $9.9 million in net foreign exchange gains (losses) arose primarily as a result of changes in exchange rates in 2017 and the resulting impact on our foreign currency denominated investments and subsidiaries, which was partially offset by the change in currency translation adjustment in the consolidated statement of comprehensive income.
2017 versus 2016: Net foreign exchange losses for the Non-life Run-off segment were $7.3 million in 2017, compared to net foreign exchange gains of $1.7 million in 2016. The change of $9.0 million in net foreign exchange gains (losses) in 2017 arose primarily as a result of changes in exchange rates and the resulting impact on our foreign currency denominated investments and subsidiaries, which was partially offset by the change in currency translation adjustment in the consolidated statement of comprehensive income.
Income Tax (Expense) Benefit:
2018 versus 2017: We recorded an income tax benefit of $3.6 million for our Non-life Run-off segment in 2018, compared to an income tax benefit of $7.0 million in 2017, a change of $3.4 million. The effective tax rate was (14.5)% in 2018 compared with (2.0)% in 2017. Our tax rate was impacted by having proportionately lower net income in our tax paying subsidiaries in 2018 than in 2017. In addition, our tax rate was impacted by U.S. Tax Reform, resulting in a tax benefit of $0.6 million in 2018 and a tax benefit of $5.7 million in 2017. Income tax expense is primarily generated through our foreign operations outside of Bermuda, principally in the United States, the United Kingdom, Continental Europe and Australia. The effective tax rate, which is calculated as income tax expense or benefit divided by income before tax, is driven primarily by the geographic distribution of pre-tax net income between jurisdictions with comparatively higher tax rates and those with comparatively lower income tax rates and as a result may fluctuate significantly from period to period.

2017 versus 2016: We recorded an income tax benefit of $7.0 million in 2017, compared to an income tax expense of $28.6 million in 2016, a change of $35.6 million. The effective tax rate was (2.0)% for 2017, compared to 9.3% in 2016. The deferred tax valuation allowance was decreased in relation to (i) the decrease of the deferred tax asset due to the reduction in the U.S. income tax rate from 35% to 21%, (ii) the current year utilization of deferred tax assets, partially offset by an increase relating to deferred tax assets, which we have deemed are not likely to be realized. In addition, our tax rate was impacted by U.S. Tax Reform resulting in a tax benefit of $5.7 million, as well as having proportionately lower net income in our tax paying subsidiaries in 2017 than in 2016.
Earnings from Equity Method Investments:
2018 versus 2017: We recorded earnings from equity method investments of $42.1 million for our Non-life Run-off segment in 2018, compared to earnings of $5.9 million in 2017, a change of $36.2 million. The income in 2018 was primarily due to (i) our investment in KaylaRe, which was an equity method investment until May 2018 when we purchased the remainder of the equity interests that we did not already own and (ii) earnings from our investment in Monument.
2017 versus 2016: We recorded earnings from equity method investments of $5.9 million for our Non-life Run-off segment in 2017, compared to losses of $5.4 million in 2016, a change of $11.3 million. The earnings in 2017 were primarily due to our investment in KaylaRe.
Noncontrolling Interest:
2018 versus 2017: Net earnings attributable to noncontrolling interest in our Non-life Run-off segment were $3.1 million in 2018, compared to $14.7 million in 2017, a decrease of $11.6 million. The decrease of $11.6 million in 2018 was due primarily to the decrease in earnings for those companies where there is a noncontrolling interest. The number of subsidiaries in this segment with a noncontrolling interest remained unchanged at two as at December 31, 2018 and December 31, 2017.
2017 versus 2016: Net earnings attributable to noncontrolling interest in our Non-life Run-off segment was $14.7 million in 2017, compared to $17.6 million in 2016, a decrease of $2.9 million. The decrease of $2.9 million in 2017 was primarily due to the decrease in earnings for those companies where there is a noncontrolling interest. The number of subsidiaries in this segment with a noncontrolling interest remained unchanged at two as at December 31, 2017 and 2016.

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
The following is a discussion and analysis of the results of operations for our Atrium segment for the years ended December 31, 2018, 2017 and 2016, which are summarized below.

	2018	2017	Change	2016	Change
	(in thousands of U.S. dollars)
Gross premiums written	$171,494	$153,472	$18,022	$143,170	$10,302

Net premiums written	$153,488	$134,214	$19,274	$140,437	$(6,223)

Net premiums earned	$146,315	$134,747	$11,568	$124,416	$10,331
Net incurred losses and LAE	(69,810)	(69,419)	(391)	(58,387)	(11,032)
Acquisition costs	(50,646)	(47,688)	(2,958)	(44,670)	(3,018)
Operating expenses	(17,777)	(17,444)	(333)	(14,233)	(3,211)
Underwriting income	8,082	196	7,886	7,126	(6,930)
Net investment income	5,686	4,218	1,468	2,940	1,278
Net realized and unrealized gains (losses)	(3,251)	1,117	(4,368)	(601)	1,718
Fees and commission income	18,622	22,788	(4,166)	18,189	4,599
Other income	162	230	(68)	206	24
Corporate expenses	(6,921)	(12,142)	5,221	(10,899)	(1,243)
Interest expense	—	(559)	559	(198)	(361)
Net foreign exchange losses	(3,394)	(5,060)	1,666	(3,310)	(1,750)
EARNINGS BEFORE INCOME TAXES	18,986	10,788	8,198	13,453	(2,665)
Income tax expense	(3,732)	(1,593)	(2,139)	(2,573)	980
NET EARNINGS FROM CONTINUING OPERATIONS	15,254	9,195	6,059	10,880	(1,685)
Net earnings attributable to noncontrolling interest	(6,257)	(3,772)	(2,485)	(4,464)	692
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$8,997	$5,423	$3,574	$6,416	$(993)

Underwriting ratios:
Loss ratio (1)	47.7%	51.5%	(3.8)%	46.9%	4.6%
Acquisition cost ratio (1)	34.6%	35.4%	(0.8)%	35.9%	(0.5)%
Operating expense ratio (1)	12.2%	13.0%	(0.8)%	11.5%	1.5%
Combined ratio (1)	94.5%	99.9%	(5.4)%	94.3%	5.6%
(1)Refer to "Underwriting Ratios" for a description of how these ratios are calculated.
Overall Results
An analysis of the components of the segment's net earnings is shown below, after the attribution of net earnings to noncontrolling interest.
The lower combined ratio in 2018 is primarily due to a decrease in the net loss ratio. The decrease in the net loss ratio is primarily attributable to the large losses in 2017, namely those attributable to hurricanes Harvey, Irma and Maria.
Investment results are separately discussed below in "Investments."

Gross Premiums Written:
The following table provides gross premiums written by line of business for the Atrium segment for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	Change	2016	Change
	(in thousands of U.S. dollars)
Marine, Aviation and Transit	$40,227	$35,105	$5,122	$38,920	$(3,815)
Binding Authorities	76,389	65,990	10,399	60,238	5,752
Reinsurance	17,763	19,730	(1,967)	14,223	5,507
Accident and Health	18,836	17,364	1,472	14,371	2,993
Non-Marine Direct and Facultative	18,279	15,283	2,996	15,418	(135)
Total	$171,494	$153,472	$18,022	$143,170	$10,302
See below for a discussion of the drivers of the increase in net premiums earned for 2018 as compared with 2017, which also explain the increase in gross premiums written for the same periods.
Net Premiums Earned:
The following table provides net premiums earned by line of business for the Atrium segment for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	Change	2016	Change
	(in thousands of U.S. dollars)
Marine, Aviation and Transit	$31,738	$29,234	$2,504	$33,657	$(4,423)
Binding Authorities	67,423	60,293	7,130	54,048	6,245
Reinsurance	14,029	16,173	(2,144)	11,443	4,730
Accident and Health	17,689	15,777	1,912	12,196	3,581
Non-Marine Direct and Facultative	15,436	13,270	2,166	13,072	198
Total	$146,315	$134,747	$11,568	$124,416	$10,331
2018 versus 2017: Net premiums earned for the Atrium segment were $146.3 million in 2018, compared to $134.7 million in 2017, an increase of $11.6 million. The increase was seen across all lines of business in 2018, except reinsurance. The net premiums earned related to the binding authorities line of business increased due to the continued growth of the international professional liability business due to new underwriters hired in recent years, as well as the continued success of AU Gold, Atrium's proprietary online underwriting platform. Marine, aviation and transit net premiums earned increased due to opportunities arising following the exit of certain Lloyd's syndicates. Non-marine direct and facultative net premiums earned increased due to new opportunities following losses from the large catastrophe losses in 2017 and targeted premium growth. Offsetting these increases was a reduction in net premiums earned for the reinsurance line of business due to lower renewals in 2018 due to risk selection and maintaining pricing standards.
2017 versus 2016: Net premiums earned for the Atrium segment were $134.7 million in 2017, compared to $124.4 million in 2016, an increase of $10.3 million. The increase was seen across all lines of business in 2017, except marine, aviation and transit. The premium increase for the binding authorities line reflects the continued growth of international professional liability business due to new underwriters hired in recent years, as well as the continued success of AU Gold, Atrium's proprietary online underwriting platform. New business has been written by property reinsurance underwriters who joined Atrium during 2016. Offsetting these increases was a reduction in premium for the marine, aviation and transit class, where continued pressure on premium rates and terms and conditions led to the non-renewal of certain business in order to maintain underwriting discipline.

Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Atrium segment for the years ended December 31, 2018, 2017 and 2016:

	2018			2017			2016
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$28,969	$35,537	$64,506	$31,107	$24,571	$55,678	$24,416	$23,582	$47,998
Net change in case and LAE reserves (1)	(10,161)	16,492	6,331	(13,324)	21,662	8,338	(13,115)	12,967	(148)
Net change in IBNR reserves (2)	(27,507)	31,598	4,091	(35,650)	43,329	7,679	(20,543)	34,243	13,700
Increase (reduction) in estimates of net ultimate losses	(8,699)	83,627	74,928	(17,867)	89,562	71,695	(9,242)	70,792	61,550
Increase in provisions for bad debt	—	—	—	89	70	159	—	—	—
Increase (reduction) in provisions for unallocated LAE	—	—	—	(442)	727	285	(421)	566	145
Amortization of fair value adjustments	(5,118)	—	(5,118)	(2,720)	—	(2,720)	(3,308)	—	(3,308)
Net incurred losses and LAE	$(13,817)	$83,627	$69,810	$(20,940)	$90,359	$69,419	$(12,971)	$71,358	$58,387
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
2018 versus 2017: Net incurred losses and LAE were $69.8 million in 2018, compared to $69.4 million in 2017, an increase of $0.4 million. Net favorable prior period loss development in 2018 and 2017 was $13.8 million and $20.9 million, respectively, and was experienced across most lines of business. Excluding prior year loss development, net incurred losses and LAE in 2018 and 2017 were $83.6 million and $90.4 million, respectively. There was a lower level of catastrophe losses in 2018 when compared with 2017. The losses in 2018 included $6.7 million in respect of the California wildfires and Hurricane Matthew, compared to $18.5 million incurred in 2017 in respect of the large catastrophe events that occurred in the third quarter of 2017, primarily hurricanes Harvey, Irma and Maria. Excluding these large catastrophe events, the current year losses were $76.9 million in 2018, compared to $71.9 million in 2017. The catastrophe events in 2018 predominantly impacted the binding authorities line of business.
2017 versus 2016: Net incurred losses and LAE were $69.4 million in 2017, compared to $58.4 million in 2016, an increase of $11.0 million. Net favorable prior period loss development in 2017 and 2016 was $20.9 million and $13.0 million, respectively, and was experienced across most lines of business. Excluding prior year loss development, net incurred losses and LAE in 2017 and 2016 were $90.4 million and $71.4 million, respectively. The losses in 2017 included $18.5 million in respect of the large catastrophe events that occurred in the third quarter of 2017, primarily hurricanes Harvey, Irma and Maria. Excluding these large catastrophe events, the current year losses were $71.9 million in 2017, broadly consistent with 2016. The large catastrophe events impacted the binding authorities, non-marine direct and facultative and reinsurance lines of business.

Acquisition Costs:
2018 versus 2017: Acquisition costs were $50.6 million in 2018, compared to $47.7 million in 2017, an increase of $3.0 million. The Atrium acquisition cost ratios for 2018 and 2017 were 34.6% and 35.4%, respectively, a decrease of 0.8%. The decrease in the ratio was primarily due to changes in the business mix.
2017 versus 2016: Acquisition costs were $47.7 million in 2017, compared to $44.7 million in 2016, an increase of $3.0 million. The acquisition cost ratios in 2017 and 2016 were 35.4% and 35.9%, respectively, a decrease of 0.5%. The decrease in the ratio was primarily due to changes in the business mix.
Operating Expenses:
2018 versus 2017: Operating expenses for the Atrium segment were $17.8 million in 2018, which was broadly consistent with $17.4 million in 2017.

2017 versus 2016: Operating expenses for the Atrium segment were $17.4 million in 2017, compared to $14.2 million in 2016, an increase of $3.2 million. The increase of $3.2 million in 2017 primarily relates to profit commission payable to AUL and bonus costs which are based on the Lloyd’s year of account results. These results are being driven by the favorable prior year loss development, which was greater in 2017 compared to 2016.
Fees and Commission Income:
2018 versus 2017: Fees and commission income was $18.6 million in 2018, compared to $22.8 million in 2017, a decrease of $4.2 million. The fees represent management and profit commission fees earned by us in relation to AUL’s management of Syndicate 609 and other underwriting consortiums. The decrease of $4.2 million in 2018 was primarily due to profit commission on lower syndicate profits arising on the prior year underwriting profits in 2018 as compared with 2017.
2017 versus 2016: Fees and commission income was $22.8 million in 2017, compared to $18.2 million in 2016, an increase of $4.6 million. The increase of $4.6 million in 2017 was primarily due to profit commission on higher syndicate profits arising on the prior year underwriting profits in 2017 as compared with 2016.
Corporate Expenses:
2018 versus 2017: Corporate expenses for the Atrium segment were $6.9 million in 2018, compared to $12.1 million in 2017, a decrease of $5.2 million. This decrease was primarily related to lower variable expenses relating to the Atrium employee share incentive plan.
2017 versus 2016: Corporate expenses for the Atrium segment were $12.1 million in 2017, compared to $10.9 million in 2016, an increase of $1.2 million.
Net Foreign Exchange Losses
2018 versus 2017: Net foreign exchange losses for the Atrium segment were $3.4 million in 2018 compared to $5.1 million in 2017. The net foreign exchange losses in 2018 resulted primarily from recognizing realized losses on the foreign currency available for sale investment portfolio, which were mostly reclassified from accumulated other comprehensive income.
2017 versus 2016: Net foreign exchange losses for the Atrium segment were $5.1 million in 2017 compared to $3.3 million in 2016. Net foreign exchange losses in 2017 resulted primarily from recognizing realized losses on the foreign currency available for sale investment portfolio, which were mostly reclassified from accumulated other comprehensive income.
Income Tax Expense:
2018 versus 2017: We recorded income tax expense of $3.7 million in 2018, compared to $1.6 million in 2017, an increase of $2.1 million, primarily due to higher earnings in the Atrium segment. Income tax expense is associated with the operations of Atrium 5 and AUL in the United Kingdom. The effective tax rates for the Atrium segment in 2018 and 2017 were 19.7% and 14.8%, respectively.
2017 versus 2016: We recorded income tax expense of $1.6 million in 2017, compared to $2.6 million in 2016, a decrease of $1.0 million, primarily due to lower earnings in the Atrium segment. The effective tax rates for the Atrium segment in 2017 and 2016 were 14.8% and 19.1%, respectively.
Noncontrolling Interest:
2018 versus 2017: Net earnings attributable to noncontrolling interest in our Atrium segment were $6.3 million in 2018, compared to $3.8 million in 2017, a change of $2.5 million, which was primarily due to higher earnings in the Atrium segment. As of December 31, 2018, Trident and Dowling had a combined 41.0% noncontrolling interest in the Atrium segment.
2017 versus 2016: Net earnings attributable to noncontrolling interest in our Atrium segment were $3.8 million in 2017, compared to $4.5 million in 2016, a change of $0.7 million, which was primarily due to lower earnings in the Atrium segment. As of December 31, 2017, Trident and Dowling had a combined 41.0% noncontrolling interest in the Atrium segment.

StarStone Segment
The results of our StarStone segment include the results of StarStone and StarStone Specialty Holdings Limited ("StarStone Group"). Our StarStone segment also includes the results of KaylaRe's reinsurance of StarStone Group from the date that Enstar completed the acquisition of KaylaRe and other intra-group cessions.
The following is a discussion and analysis of the results of operations for the StarStone segment for the years ended December 31, 2018, 2017 and 2016, which are summarized below.

	2018	2017	Change	2016	Change
	(in thousands of U.S. dollars)
Gross premiums written	$1,121,135	$895,160	$225,975	$854,699	$40,461

Net premiums written	$805,562	$464,901	$340,661	$648,036	$(183,135)

Net premiums earned	$714,959	$459,403	$255,556	$676,608	$(217,205)
Net incurred losses and LAE	(673,383)	(314,806)	(358,577)	(401,593)	86,787
Acquisition costs	(135,452)	(48,012)	(87,440)	(138,822)	90,810
Operating expenses	(156,726)	(135,558)	(21,168)	(124,239)	(11,319)
Underwriting income (loss)	(250,602)	(38,973)	(211,629)	11,954	(50,927)
Net investment income	35,973	27,706	8,267	22,221	5,485
Net realized and unrealized gains (losses)	(17,672)	16,613	(34,285)	5,728	10,885
Fees and commission income	—	632	(632)	5,102	(4,470)
Other income (losses)	(541)	570	(1,111)	740	(170)
Interest expense	(624)	(1,902)	1,278	(47)	(1,855)
Net foreign exchange gains (losses)	(2,856)	(926)	(1,930)	754	(1,680)
EARNINGS (LOSS) BEFORE INCOME TAXES	(236,322)	3,720	(240,042)	46,452	(42,732)
Income tax benefit (expense)	6,327	988	5,339	(3,693)	4,681
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(229,995)	4,708	(234,703)	42,759	(38,051)
Net loss (earnings) attributable to noncontrolling interest	71,415	(1,882)	73,297	(17,542)	15,660
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$(158,580)	$2,826	$(161,406)	$25,217	$(22,391)

Underwriting ratios:
Loss ratio (1)	94.2%	68.5%	25.7%	59.4%	9.1%
Acquisition cost ratio (1)	18.9%	10.5%	8.4%	20.5%	(10.0)%
Operating expense ratio (1)	22.0%	29.5%	(7.5)%	18.3%	11.2%
Combined ratio (1)	135.1%	108.5%	26.6%	98.2%	10.3%

(1)	Refer to "Underwriting Ratios" for a description of how these ratios are calculated.

Effective May 14, 2018, Enstar completed the acquisition of KaylaRe. In addition, effective October 1, 2018 the StarStone Group transferred certain reserves relating to discontinued lines of business and entered via an intra-group reinsurance agreement with another Enstar group subsidiary. The transactions between StarStone Group and other group entities, including KaylaRe (the "StarStone Intra-Group Cessions") are eliminated upon consolidation. As a result, our StarStone segment results have changed significantly and the following table summarizes the impact of these StarStone Intra-Group Cessions which are included in the StarStone segment for the year ended December 31, 2018:

	2018
	StarStone Group	StarStone Intra-Group Cessions	StarStone Segment
	(in thousands of U.S. dollars)

Net premiums written	$670,912	$134,650	$805,562

Net premiums earned	$560,670	$154,289	$714,959
Net incurred losses and LAE	(472,564)	(200,819)	(673,383)
Acquisition costs	(75,952)	(59,500)	(135,452)
Operating expenses	(153,733)	(2,993)	(156,726)
Underwriting loss	(141,579)	(109,023)	(250,602)
Net investment income	35,973	—	35,973
Net realized and unrealized losses	(17,672)	—	(17,672)
Other expenses	(541)	—	(541)
Interest income (expenses)	(2,500)	1,876	(624)
Net foreign exchange gain	(1,208)	(1,648)	(2,856)
LOSS BEFORE INCOME TAXES	(127,527)	(108,795)	(236,322)
Income tax benefit	6,327	—	6,327
NET LOSS	(121,200)	(108,795)	(229,995)
Net loss attributable to noncontrolling interest	49,877	21,538	71,415
NET LOSS ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$(71,323)	$(87,257)	$(158,580)

Underwriting ratios:
Loss ratio (1)	84.3%	130.2%	94.2%
Acquisition cost ratio (1)	13.5%	38.6%	18.9%
Operating expense ratio (1)	27.5%	1.9%	22.0%
Combined ratio (1)	125.3%	170.7%	135.1%

(1)	Refer to "Underwriting Ratios" for a description of how these ratios are calculated.
Overall Results
The StarStone segment recorded net losses of $158.6 million in 2018, compared to net earnings of $2.8 million in 2017, a decrease of $161.4 million. The combined ratio increased to 135.1% in 2018, compared to 108.5% in 2017. The unfavorable results were primarily attributable to current year large loss activity in the international property, construction, marine cargo and marine hull and war lines of business, and prior year adverse development on our U.S. healthcare, excess casualty, marine, aviation and construction lines of business in 2018. The increase in net premiums written and earned was primarily due to growth in gross premiums written and the impact of consolidating KaylaRe after its acquisition, which eliminated the impact of the cession to KaylaRe on a total segment basis resulting in higher retained premium and higher net premiums earned. The increase of 8.4 points in the acquisition cost ratio is driven by the elimination of the ceding commission earned on the cession to KaylaRe as described below. The decrease of 7.5 percentage points in the operating expense ratio is a result of net premiums earned increasing by more than the increase in expenses.
During late 2018, we appointed new executive leadership at StarStone and undertook a strategic review, which has resulted in StarStone exiting certain business lines and greater focus on lines of business delivering underwriting profitability. As such, we expect gross premiums written in 2019 to be less than 2018 and we may incur additional expenses as we continue this strategic review.

Investment results are separately discussed below in "Investments."
Gross Premiums Written:
The following table provides gross premiums written by line of business for the StarStone segment for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	Change	2016	Change
	(in thousands of U.S. dollars)
Casualty	$332,042	$289,274	$42,768	$267,352	$21,922
Marine	272,714	213,754	58,960	202,672	11,082
Property	304,939	217,680	87,259	203,336	14,344
Aerospace	73,534	65,804	7,730	68,104	(2,300)
Workers' Compensation	137,906	108,648	29,258	113,235	(4,587)
Total	$1,121,135	$895,160	$225,975	$854,699	$40,461
2018 versus 2017: Gross premiums written increased by $226.0 million during 2018 as a result of new business written in the U.S. and Europe for casualty, marine and property lines. Our largest line of business, casualty, experienced growth in U.S. excess casualty and new business opportunities through our European and Bermuda platforms. Marine includes diversified lines, with most of the growth in gross premiums written occurring due to the impact of new business underwritten by teams hired in 2017 and 2018. Our property line experienced the most growth due to new opportunities within our US platforms.
2017 versus 2016: Gross premiums written increased by $40.5 million during 2017 as a result of new business written in the U.S. and Europe for casualty, marine and property lines. Our largest line of business, casualty, experienced growth in U.S. excess casualty, partially offset by a reduction in U.S. healthcare resulting from a change in underwriting strategy. Marine includes diversified lines, with most of the growth in gross premiums written occurring in the marine cargo line. Our property line experienced growth due to international property business. The aerospace and workers' compensation lines of business decreased, the latter due to the timing of contract renewals, and some opportunistic business written in 2016 that was not renewed in 2017.
Net Premiums Earned:
The following table provides net premiums earned by line of business for the StarStone segment for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	Change	2016	Change
	(in thousands of U.S. dollars)
Casualty	$253,065	$172,209	$80,856	$226,330	$(54,121)
Marine	188,556	117,864	70,692	162,333	(44,469)
Property	156,695	96,757	59,938	132,927	(36,170)
Aerospace	57,776	30,148	27,628	66,937	(36,789)
Workers' Compensation	58,867	42,425	16,442	88,081	(45,656)
Total	$714,959	$459,403	$255,556	$676,608	$(217,205)
2018 versus 2017: Net premiums earned for the StarStone segment were $715.0 million in 2018, compared to $459.4 million in 2017, an increase of $255.6 million. This increase was primarily attributable to the impact of consolidating KaylaRe after its acquisition, which eliminated the impact of the cession to KaylaRe on a total segment basis and increased net premiums earned and gross premiums written. Net premiums earned for the StarStone Group were $560.7 million in 2018, an increase of $101.2 million from 2017. This increase was driven by the casualty, marine, and property lines of business due to increased premiums written, as discussed above.

2017 versus 2016: Net premiums earned for the StarStone segment were $459.4 million in 2017, compared to $676.6 million in 2016, a decrease of $217.2 million. The decrease was primarily attributable to the 35% whole account quota share reinsurance cession to KaylaRe which covers all business written during underwriting years 2016 and 2017. The amount ceded to KaylaRe was $233.9 million. Excluding the amount ceded to KaylaRe, net premiums earned increased by $16.7 million. This increase was driven by casualty, marine and property, while aerospace and workers' compensation decreased in line with decreases in current and prior year decreases in gross premiums written.
Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the StarStone segment for the years ended December 31, 2018, 2017 and 2016:

	2018			2017			2016
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$326,352	$150,778	$477,130	$252,926	$54,867	$307,793	199,125	52,128	251,253
Net change in case and LAE reserves (1)	(81,491)	157,378	75,887	(63,785)	95,470	31,685	(51,309)	124,358	73,049
Net change in IBNR reserves (2)	(144,212)	258,091	113,879	(208,244)	184,704	(23,540)	(156,546)	232,189	75,643
Increase (reduction) in estimates of net ultimate losses	100,649	566,247	666,896	(19,103)	335,041	315,938	(8,730)	408,675	399,945
Increase (reduction) in provisions for unallocated LAE	(5,892)	12,645	6,753	(6,774)	6,587	(187)	(3,611)	7,154	3,543
Amortization of fair value adjustments	(266)	—	(266)	(945)	—	(945)	(1,895)	—	(1,895)
Net incurred losses and LAE	$94,491	$578,892	$673,383	$(26,822)	$341,628	$314,806	(14,236)	415,829	401,593
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
2018 versus 2017: Net incurred losses and LAE were $673.4 million in 2018, compared to $314.8 million in 2017, an increase of $358.6 million. The loss ratio for 2018 was 94.2%, compared to a loss ratio of 68.5% in 2017. Excluding net prior year loss development, net incurred losses and LAE were $578.9 million in 2018, compared to $341.6 million in 2017.
Current year loss activity was $578.9 million in 2018, driven by higher frequency and severity of large losses in the current year compared to prior year, which impacted our international property, construction, marine cargo and marine hull and war lines of business. Net adverse prior year loss development in 2018 was $94.5 million, compared to favorable prior year loss development of $26.8 million in 2017. Net adverse prior year loss development in 2018 was primarily related to U.S. healthcare, excess casualty, marine, aviation and construction lines of business. Net favorable prior year loss development in 2017 was primarily related to U.S. excess casualty and workers' compensation.
2017 versus 2016: Net incurred losses and LAE were $314.8 million in 2017, compared to $401.6 million in 2016, a decrease of $86.8 million. The movement for 2017 includes $53.4 million of net incurred losses in respect of the large catastrophe events that occurred in the third quarter of 2017, for hurricanes Harvey, Irma and Maria. Excluding these large catastrophe events, the movement was a decrease of $139.8 million. The decrease is primarily due to business ceded to KaylaRe under the 35% quota share cession for underwriting years 2016 and 2017. The loss ratio for 2017 was 68.5% (or 56.8% excluding the impact of the catastrophe losses), compared to a loss ratio of 59.4% in 2016. Excluding net prior year loss development, net incurred losses and LAE in 2017 were $341.6 million, compared to $415.8 million in 2016.
Net favorable prior year loss development in 2017 was $26.8 million, compared to $14.2 million in 2016. Net favorable prior year loss development in 2017 was primarily related to U.S. excess casualty and workers’ compensation. Net favorable prior year loss development in 2016 was primarily related to marine liability, offshore and terrorism.

Acquisition Costs:
2018 versus 2017: Acquisition costs of the StarStone segment were $135.5 million in 2018, compared to $48.0 million in 2017, an increase of $87.4 million. The acquisition cost ratios for 2018 and 2017 were 18.9% and 10.5%, respectively, with the increase primarily attributable to the impact of consolidating KaylaRe into the segment after its acquisition, which eliminated the favorable impact of ceding acquisition costs to KaylaRe in 2018, compared to the $99.5 million of acquisition costs ceded in 2017. Acquisition costs for the StarStone Group were $76.0 million in 2018, compared to $48.0 million in 2017, an increase of $27.9 million. The acquisition cost ratios for the StarStone Group in 2018 and 2017 were 13.5% and 10.5%, respectively, an increase of 3.0 percentage points, primarily due to changing business mix.
2017 versus 2016: Acquisition costs of the StarStone segment were $48.0 million in 2017, compared to $138.8 million in 2016, a decrease of $90.8 million. The decrease was primarily due to the impact of ceding $99.5 million of acquisition costs in 2017 on the KaylaRe quota share reinsurance contract. The acquisition cost ratio was 10.5% in 2017, compared to 20.5% in 2016, a decrease of 10.0%. The decrease was primarily due to the KaylaRe cession. Excluding the impact of the KaylaRe cession, the acquisition cost ratio was 21.2%, which is a slight increase on the prior year ratio of 20.5%.
Operating Expenses:
2018 versus 2017: Operating expenses were $156.7 million in 2018, compared to $135.6 million in 2017, an increase of $21.2 million. The increase was partly due to an increase in non-recurring compensation and other costs in respect of our strategic review of certain lines of business as described above, and IT project costs due to enhancements in underwriting and claims systems.
2017 versus 2016: Operating expenses were $135.6 million in 2017, compared to $124.2 million in 2016, an increase of $11.3 million. The increase was primarily due to an increase in compensation costs in respect of additional headcount for our growth strategies in certain lines of business, and the prior year included the impact of favorable foreign exchange rates.
Fees and Commission Income:
2018 versus 2017: Fees and commission income was $nil in 2018, compared to $0.6 million in 2017, a decrease of $0.6 million.

2017 versus 2016: Fees and commission income was $0.6 million in 2017, compared to $5.1 million in 2016, a decrease of $4.5 million. Fees and commission income for 2017 and 2016 primarily represents income related to the KaylaRe cession, as described in Note 21 - "Related Party Transactions" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Interest Expense:
2018 versus 2017: Interest expense was $0.6 million in 2018, compared to $1.9 million in 2017, a decrease of $1.3 million. The decrease was due to interest charged by KaylaRe in respect of the whole account quota share, which is on a funds-withheld basis and now eliminates on a total segment basis after the consolidation of KaylaRe.

2017 versus 2016: Interest expense was $1.9 million in 2017, compared to $nil in 2016, an increase of $1.9 million. The increase was due to interest charged by KaylaRe in respect of the whole account quota share, which is on a funds-withheld basis.

Net Foreign Exchange Gains (Losses):
2018 versus 2017: Net foreign exchange losses of $2.9 million in 2018, compared to net foreign exchange losses of $0.9 million in 2017, a change of $1.9 million. The net foreign exchange losses were primarily driven by movements in the British Pound and Euro exchange rates against the U.S. Dollar, net of currency matching and hedging activities.
2017 versus 2016: Net foreign exchange losses of $0.9 million in 2017, compared to net foreign exchange gains of $0.8 million in 2016, a change of $1.7 million. The net foreign exchange losses in 2017 were primarily driven by movements in the British Pound and Euro exchange rates against the U.S. Dollar, net of currency matching and hedging activities.

Income Tax (Expense) Benefit:
2018 versus 2017: We recorded an income tax benefit of $6.3 million in 2018, compared to an income tax benefit of $1.0 million in 2017, a change of $5.3 million. The income tax benefit in 2018 was primarily due to the net losses in the StarStone Group, as discussed above. The income tax benefit in 2017 was primarily due to the recognition of deferred tax assets in the U.S. resulting from changes to our U.S. reinsurance program following U.S. Tax Reform.
2017 versus 2016: We recorded an income tax benefit of $1.0 million in 2017, compared to an income tax expense of $3.7 million in 2016, a change of $4.7 million. The income tax benefit in 2017 was primarily due to the recognition of deferred tax assets in the U.S. resulting from changes to our U.S. reinsurance program following U.S. Tax Reform. The income tax expense in 2016 was primarily related to corporation tax in our U.S. entities, offset by lower U.K corporation tax due to group relief with the Atrium segment.
Noncontrolling Interest:
2018 versus 2017: Net losses attributable to noncontrolling interest were $71.4 million in 2018, compared to net earnings attributable to noncontrolling interest of $1.9 million in 2017, a change of $73.3 million, primarily due to the net losses in the StarStone Group, as discussed above. As of December 31, 2018, Trident and Dowling had a combined 41.0% noncontrolling interest in the StarStone Group.
2017 versus 2016: Net earnings attributable to noncontrolling interest were $1.9 million in 2017, compared to $17.5 million in 2016, a change of $15.7 million, primarily due to the large catastrophe events in the third quarter of 2017, hurricanes Harvey, Irma, and Maria, which resulted in lower net earnings in 2017, compared to 2016. As of December 31, 2017, Trident and Dowling had a combined 41.0% noncontrolling interest in the StarStone Group.

Other
Our other activities, which do not qualify as a reportable segment, include our corporate expenses, financing costs, holding company income and expenses, foreign exchange, our remaining life business and other miscellaneous items. The presentation of the results of our other activities reflect the classification of Pavonia as discontinuing operations and held-for-sale. Following the sale of Pavonia and Laguna in 2017, the sale of our life settlements investments during 2018 and the transfer of our remaining life assurance policies from Alpha to Monument, which is expected to close during 2019, we will have de minimis residual life business in our consolidated operations.
The following is a discussion and analysis of our results of operations for our other activities for the years ended December 31, 2018, 2017 and 2016, which are summarized below.

	2018	2017	Change	2016	Change
	(in thousands of U.S. dollars)
Net premiums earned	$24,874	$4,809	$20,065	$5,735	$(926)
Net incurred losses and LAE	(16,899)	—	(16,899)	—	—
Life and annuity policy benefits	(1,003)	(4,015)	3,012	2,038	(6,053)
Acquisition costs	(2,686)	(878)	(1,808)	1,121	(1,999)
Underwriting income (loss)	4,286	(84)	4,370	8,894	(8,978)
Net investment income	2,725	10,187	(7,462)	15,065	(4,878)
Net realized and unrealized losses	(10,249)	(6,941)	(3,308)	(4,994)	(1,947)
Fees and commission expense	—	(1,166)	1,166	(1,374)	208
Other income (losses)	(514)	648	(1,162)	1,393	(745)
Corporate expenses	(28,127)	(37,014)	8,887	(61,464)	24,450
Interest expense	5,023	3,329	1,694	1,871	1,458
Net foreign exchange gains (losses)	1,048	(4,204)	5,252	207	(4,411)
Loss on sale of subsidiary	—	(16,349)	16,349	—	(16,349)
LOSS BEFORE INCOME TAXES	(25,808)	(51,594)	25,786	(40,402)	(11,192)
Income tax benefit (expense)	(52)	10	(62)	(31)	41
NET LOSS FROM CONTINUING OPERATIONS	(25,860)	(51,584)	25,724	(40,433)	(11,151)
Net earnings from discontinued operations, net of income taxes	—	10,993	(10,993)	11,963	(970)
NET LOSS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	(25,860)	(40,591)	14,731	(28,470)	(12,121)
Dividends on preferred shares	(12,133)	—	(12,133)	—	—
NET LOSS ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$(37,993)	$(40,591)	$2,598	$(28,470)	$(12,121)
Overall Results:
Net losses were $38.0 million for 2018 and $40.6 million for 2017, a decrease in net losses of $2.6 million, which primarily resulted from a loss on sale of our Laguna subsidiary of $16.3 million in 2017, a $8.9 million decrease in corporate expenses, a $5.3 million increase in foreign exchange gains and a $4.4 million increase in underwriting income, partially offset by a $12.1 million increase in dividends on preferred shares, an $11.0 million decrease in income from discontinued operations and a $7.5 million decrease in net investment income.
Net losses were $40.6 million in 2017, compared to net losses of $28.5 million in 2016, an increase in net losses of $12.1 million, primarily due to a loss on sale of subsidiary of $16.3 million in 2017, a $9.0 million decrease in underwriting income from our remaining Life business and a $4.9 million decrease in net investment income, partially offset by a $15.8 million decrease in stock compensation expense which was higher in 2016 due to the valuation of stock appreciation right awards due to an increase in the share price.
For 2018, 2017 and 2016, the contribution to net earnings from our Pavonia life and annuities business, classified as discontinuing operations, was $nil, $11.0 million and $12.0 million, respectively. For further information refer to Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

Investment results are separately discussed below in "Investments."
Underwriting Income:
2018 versus 2017: Underwriting income was $4.3 million in 2018, compared to an underwriting loss of $0.1 million in 2017, an increase of $4.4 million. Our other activities includes our remaining life business and other active underwriting.

2017 versus 2016: Underwriting loss was $0.1 million in 2017, compared to underwriting income of $8.9 million in 2016, a decrease of $9.0 million which primarily results from a $7.2 million decrease in underwriting income in respect of our life businesses, Alpha and Laguna.
Corporate Expenses:
2018 versus 2017: Corporate expenses were $28.1 million in 2018, compared to $37.0 million in 2017, a decrease of $8.9 million, primarily due to a decrease in performance-based salary and benefits including stock compensation expense.

2017 versus 2016: Corporate expenses were $37.0 million in 2017, compared to $61.5 million in 2016, a decrease of $24.5 million. The decrease was primarily due to a $15.8 million decrease in stock compensation expense which was higher in 2016 due to the valuation of stock appreciation right awards caused by an increase in the share price.
Interest Expense:
2018 versus 2017: Interest income was $5.0 million in 2018, reflected on the interest expense line, compared to $3.3 million in 2017, a decrease of $1.7 million. This represents the elimination of interest expense between our reportable segments.

2017 versus 2016: Interest income was $3.3 million in 2017, reflected on the interest expense line, compared to $1.9 million in 2016, a decrease of $1.5 million. This represents the elimination of interest expense between our reportable segments.
Net Foreign Exchange Gains (Losses):
2018 versus 2017: Net foreign exchange gains were $1.0 million in 2018, compared to net losses of $4.2 million in 2017, a change of $5.3 million, which primarily resulted from foreign exchange losses in 2017 realized by certain of our Life subsidiaries whose functional currency is the Euro, and who were holding more U.S. dollar assets than U.S. dollar liabilities.

2017 versus 2016: Net foreign exchange losses were $4.2 million in 2017, compared to net gains of $0.2 million in 2016, a change of $4.4 million which primarily resulted from foreign exchange losses in 2017 as described above.
Loss of Sale on Subsidiary and Net Earnings (Losses) from Discontinued Operations, Net of Tax:
During 2017, we sold our wholly-owned Irish life subsidiary Laguna and recorded a loss on sale of $16.3 million. For 2018, 2017 and 2016, the contribution to net earnings from our Pavonia life and annuities business, classified as discontinued operations, was $nil, $11.0 million and $12.0 million, respectively.
For further information refer to Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Dividends on Preferred shares
In 2018, we issued $400.0 million of Series D Preferred Shares and $110.0 million of Series E Preferred Shares, which have a 7% dividend. In 2018, we paid $12.1 million of dividends on our Series D Preferred Shares. No dividends were paid on our Series E Preferred Shares during 2018.

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
Investable assets were $12.5 billion as at December 31, 2018 as compared to $10.1 billion as at December 31, 2017, an increase of 23.5%. The increase was primarily due to the investments and funds held balance acquired in relation to the Maiden Re North America, Neon, Novae, Zurich Australia and Kayla Re transactions.
Schedules of maturities for our fixed maturity securities are included in Note 6 - "Investments" of our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
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

In the Non-life Run-off, Atrium and StarStone segments, we generally seek to maintain investment portfolios that are shorter or of equivalent duration to the liabilities in order to provide liquidity for the settlement of losses and, where possible, to avoid having to liquidate longer-dated investments. In the Non-life Run-off segment, the commutations of liabilities also have the potential to accelerate the natural payout of losses, which requires liquidity.
Our fixed maturity securities include U.S. government and agency investments, highly rated sovereign and supranational investments, high-grade corporate investments, and mortgage-backed and asset-backed investments. We allocate a portion of our investment portfolio to other investments, including private equity funds, fixed income funds, hedge funds, equity funds, CLO equities, CLO equity funds, real estate debt fund and private credit funds.
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
In 2018, we increased our allocation to other investments and equity method investments, which collectively constituted 17.2% of our investable assets as of December 31, 2018 (2017: 13.6%), and 55.2% of our total shareholders' equity as of December 31, 2018 (2017: 43.9%). We believe our other investments and equity method investments portfolio provides diversification against our fixed income investments and an opportunity for improved risk-adjusted return, however, the returns of these investments may be more volatile and we may experience significant unrealized gains or losses in a particular quarter or year.

Composition of Investable Assets By Segment
Across all of our segments, we strive to structure our investments in a manner that recognizes our liquidity needs and in order to meet our obligation to pay losses. Our remaining life business did not qualify as a reportable segment and is reflected as Other below. We consider the duration characteristics of our liabilities in determining the extent to which we correlate with assets of comparable duration depending on our other investment strategies and to the extent practicable. If our liquidity needs or general liability profile change unexpectedly, we may adjust the structure of our investment portfolio to meet our revised expectations. The following tables summarize the composition of total investable assets by segment as of December 31, 2018 and 2017:

	2018
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Short-term investments, trading, at fair value	$106,375	$541	$7,200	$—	$114,116
Fixed maturities, trading, at fair value	5,790,219	139,121	1,319,453	—	7,248,793
Fixed maturities, available-for-sale, at fair value	—	29,975	—	121,634	151,609
Funds held - directly managed	1,198,154	—	—	—	1,198,154
Equities, at fair value	335,632	3,193	28,300	—	367,125
Other investments, at fair value	1,825,307	7,166	113,024	12,260	1,957,757
Equity method investments	204,507	—	—	—	204,507
Total investments	9,460,194	179,996	1,467,977	133,894	11,242,061
Cash and cash equivalents (including restricted cash)	585,956	54,679	318,811	23,138	982,584
Funds held by reinsured companies	263,713	26,489	20,823	10,242	321,267
Total investable assets	$10,309,863	$261,164	$1,807,611	$167,274	$12,545,912
Duration (in years) (1)	5.41	1.70	2.66	5.70	4.86
Average credit rating (2)	A+	AA-	A+	AA-	A+

	2017
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Short-term investments, trading, at fair value	$165,388	$2,452	$12,371	$—	$180,211
Fixed maturities, trading, at fair value	4,407,094	107,083	1,181,896	—	5,696,073
Fixed maturities, available-for-sale, at fair value	44	79,246	—	130,995	210,285
Funds held - directly managed	1,179,940	—	—	—	1,179,940
Equities, at fair value	97,187	2,671	6,745	—	106,603
Other investments, at fair value	732,482	6,523	159,239	15,148	913,392
Other investments, at cost	—	—	—	125,621	125,621
Equity method investments	343,005	—	—	—	343,005
Total investments	6,925,140	197,975	1,360,251	271,764	8,755,130
Cash and cash equivalents (including restricted cash)	868,243	51,500	264,664	28,429	1,212,836
Funds held by reinsured companies	133,731	26,646	15,006	—	175,383
Total investable assets	$7,927,114	$276,121	$1,639,921	$300,193	$10,143,349
Duration (in years) (1)	5.67	1.86	2.33	5.52	4.98
Average credit rating (2)	A+	AA-	A+	AA-	A+
(1) The duration calculation includes cash and cash equivalents, short-term investments, fixed maturities and the fixed maturities within our funds held - directly managed portfolios at December 31, 2018 and 2017.
(2) The average credit ratings calculation includes cash and cash equivalents, short-term investments, fixed maturities and and the fixed maturities within our funds held - directly managed portfolios at December 31, 2018 and 2017.

As at both December 31, 2018 and 2017, our investment portfolio, including funds held - directly managed had an average credit quality rating of A+. As at December 31, 2018 and 2017, our fixed maturity investments (classified as trading and available-for-sale and our fixed maturity investments included within funds held - directly managed) that were non-investment grade (i.e. rated lower than BBB- and non-rated securities) comprised 3.8% and 5.6% of our total fixed maturity investment portfolio, respectively. A detailed schedule of average credit ratings by asset class as at December 31, 2018 is included in Note 6 - "Investments" of our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Composition of Investment Portfolio by Asset Class
The following table summarizes the fair value and composition of our investment portfolio by asset class as at December 31, 2018 and 2017:

	2018
	Fair Value
	AAA Rated	AA Rated	A Rated	BBB Rated	Non-investment Grade	Not Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and available-for-sale and funds held - directly managed
U.S. government & agency	$502,819	$7,426	$—	$—	$—	$—	$510,245	4.5%
U.K. government	2,144	298,487	—	—	—	—	300,631	2.7%
Other government	322,606	213,639	69,601	154,800	32,592	572	793,810	7.1%
Corporate	129,059	470,571	2,306,532	1,731,398	197,822	4,458	4,839,840	43.1%
Municipal	7,934	69,270	41,666	11,395	—	—	130,265	1.2%
Residential mortgage-backed	644,418	51,729	8,658	10,495	54,727	3,530	773,557	6.9%
Commercial mortgage-backed	487,054	70,620	77,538	60,879	7,297	9,675	713,063	6.3%
Asset-backed	358,574	68,174	125,644	66,136	17,573	380	636,481	5.7%
Total	2,454,608	1,249,916	2,629,639	2,035,103	310,011	18,615	8,697,892	77.5%

Other assets included within funds held - directly managed							14,780	0.1%

Equities
Publicly traded equities							138,415	1.2%
Privately held equities							228,710	2.0%
Total							367,125	3.2%

Other investments
Hedge funds							852,584	7.6%
Equity funds							333,681	3.0%
Fixed income funds							403,858	3.6%
Private equity funds							248,628	2.2%
CLO equities							39,052	0.3%
CLO equity funds							37,260	0.3%
Private credit funds							33,381	0.3%
Other							9,313	0.1%
Total							1,957,757	17.4%

Equity method investments							204,507	1.8%

Total investments	$2,454,608	$1,249,916	$2,629,639	$2,035,103	$310,011	$18,615	$11,242,061	100.0%

	2017
	Fair Value
	AAA Rated	AA Rated	A Rated	BBB Rated	Non-investment Grade	Not Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and available-for-sale and funds held - directly managed
U.S. government & agency	$626,709	$1,364	$—	$—	$—	$—	$628,073	7.2%
U.K. government	1,009	309,876	—	—	—	—	310,885	3.6%
Other government	133,610	99,439	81,956	62,964	6,641	—	384,610	4.4%
Corporate	130,813	400,670	2,169,888	1,279,171	188,237	4,892	4,173,671	47.6%
Municipal	26,313	83,526	43,313	11,135	—	—	164,287	1.9%
Residential mortgage-backed	195,825	7,425	14,204	678	98,997	1,054	318,183	3.6%
Commercial mortgage-backed	425,264	44,752	79,813	59,358	9,555	13,992	632,734	7.2%
Asset-backed	366,633	47,255	68,489	69,116	88,019	—	639,512	7.3%
Total	1,906,176	994,307	2,457,663	1,482,422	391,449	19,938	7,251,955	82.8%

Other assets included within funds held - directly managed							14,554	0.2%

Equities
Publicly traded equities							106,603	1.2%
Privately held equities							—	—%
Total							106,603	1.2%

Other investments
Private equity funds							289,556	3.3%
Equity funds							249,475	2.9%
Fixed income funds							229,999	2.6%
Hedge funds							63,773	0.7%
CLO equities							56,765	0.7%
CLO equity funds							12,840	0.1%
Private credit funds							10,156	0.1%
Other							828	—%
Total							913,392	10.4%

Other investments
Life settlements							131,896	1.5%

Equity method investments							343,005	3.9%

Total investments	$1,906,176	$994,307	$2,457,663	$1,482,422	$391,449	$19,938	$8,761,405	100.0%
A description of our investment valuation processes is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Investments" and Note 11 - "Fair Value Measurements" of our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

The following tables summarize the amortized cost, gross unrealized gains and losses and the fair value of our short-term investments and fixed maturity investments, classified as trading and available-for-sale, and the fixed maturity investments included within our funds held - directly managed as of December 31, 2018 and 2017:

	2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$512,360	$1,904	$(4,019)	$510,245
U.K. government	301,749	6,526	(7,644)	300,631
Other government	814,614	5,261	(26,065)	793,810
Corporate	5,019,018	12,195	(191,373)	4,839,840
Municipal	132,928	494	(3,157)	130,265
Residential mortgage-backed	772,457	5,846	(4,746)	773,557
Commercial mortgage-backed	729,232	2,613	(18,782)	713,063
Asset-backed	642,618	1,032	(7,169)	636,481
	$8,924,976	$35,871	$(262,955)	$8,697,892

	2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$631,237	$772	$(3,936)	$628,073
U.K. government	288,949	22,073	(137)	310,885
Other government	379,084	7,831	(2,305)	384,610
Corporate	4,101,783	88,795	(16,907)	4,173,671
Municipal	159,821	4,967	(501)	164,287
Residential mortgage-backed	314,887	5,775	(2,479)	318,183
Commercial mortgage-backed	643,072	2,448	(12,786)	632,734
Asset-backed	632,426	7,642	(556)	639,512
	$7,151,259	$140,303	$(39,607)	$7,251,955
We generally account for our fixed maturity securities as "trading", whereas other companies in our industry may utilize "available-for-sale" accounting. The difference is that unrealized changes on investments classified as trading are recorded through earnings, whereas unrealized changes on investments classified as available-for-sale are recorded directly to shareholders' equity. We may experience further unrealized losses on our fixed maturity investments, depending on investment conditions and general economic conditions. Unrealized amounts would only become realized in the event of a sale of the specific securities prior to maturity or a credit default. For further information on the sensitivity of our portfolio to changes in interest rates, refer to the Interest Rate Risk section within "Item 7A. Quantitative and Qualitative Disclosures About Market Risk", included within this Annual Report on Form 10-K. For further discussion of our investments, see "Investable Assets" below.

The following table summarizes the composition of our top ten corporate issuers included within our short-term investments and fixed maturity investments, classified as trading and available-for-sale and the fixed maturity investments included within our funds held - directly managed balance as at December 31, 2018:

	Fair Value	Average Credit Rating
	(in thousands of U.S. dollars)
JPMorgan Chase & Co	$108,973	A
Apple Inc	97,702	AA+
Citigroup Inc	82,585	A-
General Electric Co	76,811	BBB+
Morgan Stanley	76,345	A-
Wells Fargo & Co	73,372	A
Bank of America Corp	72,133	A-
HSBC Holdings PLC	62,765	A
Anheuser-Busch InBev SA/NV	59,512	BBB+
Comcast Corp	52,870	A-
	$763,068
Eurozone Exposure
As at December 31, 2018 and 2017, we owned $68.3 million and $26.9 million, respectively, of investments in fixed maturity securities issued by the sovereign governments of Italy, Ireland and Spain.

Investment Results - Consolidated
Comparability between periods is impacted by our acquisitions and significant new business as described in "Item 1. Business - Recent Acquisitions and Significant New Business" and Note 3 - "Acquisitions" and Note 4 - "Significant New Business" of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
The following table summarizes our consolidated investment results for the years ended December 31, 2018, 2017 and 2016.

	2018	2017	Change	2016	Change
	(in thousands of U.S. dollars, except percentages)
Fixed maturity investments	$189,000	$144,367	$44,633	$114,885	$29,482
Short-term investments and cash and cash equivalents	12,117	9,314	2,803	4,491	4,823
Funds held	10,041	601	9,440	22,583	(21,982)
Funds held – directly managed	37,623	32,479	5,144	5,769	26,710
Investment income from fixed maturities and cash and cash equivalents	248,781	186,761	62,020	147,728	39,033
Equity investments	5,397	4,355	1,042	4,874	(519)
Other investments	19,703	14,337	5,366	22,515	(8,178)
Life settlements and other	6,511	14,370	(7,859)	18,191	(3,821)
Investment income from equities and other investments	31,611	33,062	(1,451)	45,580	(12,518)
Gross investment income	280,392	219,823	60,569	193,308	26,515
Investment expenses	(9,721)	(11,034)	1,313	(7,845)	(3,189)
Net investment income	$270,671	$208,789	$61,882	$185,463	$23,326

Net realized gains (losses) on fixed maturity securities	$(27,709)	$5,186	$(32,895)	$2,232	$2,954
Net realized investment losses on fixed maturity securities in funds held - directly managed portfolios	(3,940)	(4,219)	279	(14,616)	10,397
Net realized investment gains on equity investments, trading	4,016	701	3,315	5,348	(4,647)
Total net realized gains (losses) on sale	(27,633)	1,668	(29,301)	(7,036)	8,704
Fixed maturity securities, trading	(165,187)	35,878	(201,065)	36,314	(436)
Fixed maturity securities in funds held - directly managed portfolios	(46,257)	33,902	(80,159)	(28,317)	62,219
Equity investments, trading	(9,831)	16,498	(26,329)	6,561	9,937
Other investments	(163,976)	102,388	(266,364)	70,296	32,092
Total net unrealized gains (losses)	(385,251)	188,666	(573,917)	84,854	103,812
Net realized and unrealized gains (losses)	$(412,884)	$190,334	$(603,218)	$77,818	$112,516

Investment Book Yield
Income from cash and fixed maturities	$248,781	$186,761	$62,020	$147,728	$39,033
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	$9,498,578	$8,362,062	$1,136,516	$7,358,424	$1,003,638
Investment book yield	2.62%	2.23%	0.39%	2.01%	0.22%

Financial Statement Portfolio Return
Total financial statement return	$(142,213)	$399,123	$(541,336)	$263,281	$135,842
Average aggregate invested assets, at fair value (1)	$11,206,825	$9,545,415	$1,661,410	$8,524,264	$1,021,151
Financial statement portfolio return	(1.27)%	4.18%	(5.45)%	3.09%	1.09%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.

2018 versus 2017: Net investment income increased by $61.9 million during 2018, primarily due to a $62.0 million increase in net investment income from fixed maturities and cash and cash equivalents, principally driven by an increase of $1.1 billion in our average balance of fixed maturities and cash and cash equivalents. The increase in average balance of fixed maturities and cash and cash equivalents was primarily due to the transactions with Coca-Cola, KaylaRe, Zurich, Neon and Novae. The book yield increased by 39 basis points primarily due to higher reinvestment rates as a result of broad increases in effective yields.
Net realized and unrealized losses were $412.9 million in 2018, compared to net realized and unrealized gains of $190.3 million in 2017, a decrease of $603.2 million. Included in net realized and unrealized gains (losses) are the following items:

•	net realized losses on sale of investments of $27.6 million in 2018, compared to net realized gains of $1.7 million in 2017, a decrease of $29.3 million;

•
net unrealized losses on fixed maturity securities, trading of $165.2 million in 2018, compared to net unrealized gains of $35.9 million in 2017, a decrease of $201.1 million, primarily driven by lower valuations due to increased sovereign yields and widening of corporate credit spreads in the current period;

•
net unrealized losses on fixed maturities securities in funds held - directly managed portfolios of $46.3 million in 2018, compared to net unrealized gains of $33.9 million in 2017, a decrease of $80.2 million, primarily driven by lower valuations due to increased sovereign yields and widening of corporate credit spreads in the current period.

•
net unrealized losses on equity investments, trading of $9.8 million in 2018, compared to net unrealized gains of $16.5 million in 2017, a decrease of $26.3 million, primarily driven by unfavorable volatility in equity markets in 2018; and

•
net unrealized losses on other investments of $164.0 million in 2018, compared to net unrealized gains of $102.4 million in 2017, a decrease of $266.4 million. The decrease for 2018 primarily comprised unrealized losses in our equity funds and hedge funds, principally driven by unfavorable volatility in the equity markets in 2018. The unrealized gains in 2017 primarily comprised unrealized gains in our equity funds, fixed income funds, hedge funds, private equities and CLO equities.

2017 versus 2016: Net investment income increased by $23.3 million during 2017, primarily due to a $39.0 million increase in net investment income from fixed maturities and cash and cash equivalents, principally driven by an increase of $1.0 billion in our average balance of fixed maturities and cash and cash equivalents. The increase in average balance of fixed maturities and cash and cash equivalents was primarily due to the transactions with RSA and QBE. The book yield increased by 22 basis points primarily due to higher reinvestment rates. Net investment income from equities and other investments decreased by $12.5 million primarily due to a decrease in the income received from CLO equities and private equity investments.
Net realized and unrealized gains were $190.3 million in 2017, compared to $77.8 million of net realized and unrealized gains in 2016, an increase of $112.5 million. Included in net realized and unrealized gains and losses are the following items:

•	net realized gains on sale of investments of $1.7 million in 2017, compared to net realized losses of $7.0 million in 2016, an increase of $8.7 million;

•
net unrealized gains on fixed maturity securities, trading of $35.9 million in 2017, compared to net unrealized gains of $36.3 million in 2016, a decrease of $0.4 million, primarily driven by increased treasury yields in 2017, offset by tightening credit spreads;

•
net unrealized gains on fixed maturities securities in funds held - directly managed portfolios of $33.9 million in 2017, compared to an unrealized losses of $28.3 million in 2016, an increase of $62.2 million, primarily driven by the impact of tightening credit spreads.

•
net unrealized gains on equity investments, trading of $16.5 million in 2017, compared to net unrealized gains of $6.6 million in 2016, an increase of $9.9 million, primarily driven by strong returns in the equity markets in 2017; and

•
net unrealized gains on other investments of $102.4 million in 2017, compared to net unrealized gains on other investments of $70.3 million in 2016, an increase of $32.1 million, primarily driven by higher returns in private equity and private equity funds, offset by lower returns on CLO equities, CLO equity funds, bond funds and hedge funds.
Investment Results - By Segment
The following tables summarize our investment results by segment for the years ended December 31, 2018, 2017 and 2016. These tables have been prepared on a basis consistent with the consolidated table above.
Non-Life Run-off

	2018	2017	Change	2016	Change
	(in thousands of U.S. dollars, except percentages)
Fixed maturity investments	$151,771	$113,206	$38,565	$88,580	$24,626
Short-term investments and cash and cash equivalents	8,574	7,516	1,058	2,973	4,543
Funds held	9,422	601	8,821	22,583	(21,982)
Funds held – directly managed	37,623	32,479	5,144	5,769	26,710
Investment income from fixed maturities and cash and cash equivalents	207,390	153,802	53,588	119,905	33,897
Equity investments	3,831	4,234	(403)	4,705	(471)
Other investments	19,186	13,914	5,272	22,159	(8,245)
Other	2,452	3,093	(641)	3,897	(804)
Investment income from equities and other investments	25,469	21,241	4,228	30,761	(9,520)
Gross investment income	232,859	175,043	57,816	150,666	24,377
Investment expenses	(6,572)	(8,365)	1,793	(5,429)	(2,936)
Net investment income	$226,287	$166,678	$59,609	$145,237	$21,441

Net realized gains (losses) on fixed maturity securities	$(22,905)	$7,631	$(30,536)	$(13)	$7,644
Net realized investment losses on fixed maturity securities in funds held - directly managed portfolios	(3,940)	(4,219)	279	(14,616)	10,397
Net realized investment gains on equity investments, trading	3,272	659	2,613	4,871	(4,212)
Total net realized gains (losses) on sale	(23,573)	4,071	(27,644)	(9,758)	13,829
Fixed maturity securities, trading	(149,340)	28,857	(178,197)	36,599	(7,742)
Fixed maturity securities in funds held - directly managed portfolios	(46,257)	33,902	(80,159)	(28,317)	62,219
Equity investments, trading	(11,655)	15,171	(26,826)	6,063	9,108
Other investments	(150,887)	97,544	(248,431)	73,098	24,446
Total net unrealized gains (losses)	(358,139)	175,474	(533,613)	87,443	88,031
Net realized and unrealized gains (losses)	$(381,712)	$179,545	$(561,257)	$77,685	$101,860

Investment Book Yield
Income from cash and fixed maturities	$207,390	$153,802	$53,588	$119,905	$33,897
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	$7,537,621	$6,449,143	$1,088,478	$5,370,302	$1,078,841
Investment book yield	2.75%	2.38%	0.37%	2.23%	0.15%

Financial Statement Portfolio Return
Total financial statement return	$(155,425)	$346,223	$(501,648)	$222,922	$123,301
Average aggregate invested assets, at fair value (1)	$9,041,377	$7,315,153	$1,726,224	$6,279,130	$1,036,023
Financial statement portfolio return	(1.72)%	4.73%	(6.45)%	3.55%	1.18%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.

2018 versus 2017: Net investment income increased by $59.6 million during 2018, primarily due to a $53.6 million increase in net investment income from fixed maturities and cash and cash equivalents, principally driven by an increase of $1.1 billion in our average balance of fixed maturities and cash and cash equivalents. The increase in our average balance of fixed maturities and cash and cash equivalents was primarily due to the transactions with Coca-Cola, KaylaRe, Zurich, Neon and Novae. The book yield increased by 37 basis points primarily due to higher reinvestment rates as a result of broad increases in effective yields.
Net realized and unrealized losses were $381.7 million in 2018, compared to net realized and unrealized gains of $179.5 million in 2017, a decrease of $561.3 million. Included in net realized and unrealized gains (losses) are the following items:

•	net realized losses on sale of investments of $23.6 million in 2018, compared to net realized gains of $4.1 million in 2017, a decrease of $27.6 million;

•
net unrealized losses on fixed maturity securities, trading of $149.3 million in 2018, compared to net unrealized gains of $28.9 million in 2017, a decrease of $178.2 million, primarily driven by lower valuations due to increased sovereign yields and widening of corporate credit spreads in the current period;

•
net unrealized losses on fixed maturities securities in funds held - directly managed portfolios of $46.3 million in 2018, compared to unrealized gains of $33.9 million in 2017, representing a decrease of $80.2 million, primarily driven by lower valuations due to increased sovereign yields and widening of corporate credit spreads in the current period.

•
net unrealized losses on equity investments, trading of $11.7 million in 2018, compared to net unrealized gains of $15.2 million in 2017, a decrease of $26.8 million, primarily driven by unfavorable volatility in the equity markets in 2018; and

•
net unrealized losses on other investments of $150.9 million in 2018, compared to net unrealized gains of $97.5 million in 2017, a decrease of $248.4 million. The decrease for 2018 was primarily comprised of unrealized losses in our equity funds and hedge funds, principally due to the poor performance of the equity markets in 2018 The unrealized gains in 2017 primarily comprised unrealized gains in our equity funds, fixed income funds, hedge funds, private equities and CLO equities.

2017 versus 2016: Net investment income increased by $21.4 million during 2017, primarily due to a $33.9 million increase in net investment income from fixed maturities and cash and cash equivalents, principally driven by an increase of $1.1 billion in our average balance of fixed maturities and cash and cash equivalents. The increase in our average balance of fixed maturities and cash and cash equivalents was primarily due to the transactions with QBE and RSA. The book yield increased by 15 basis points due to higher reinvestment rates. Net investment income from equities and other investments decreased by $9.5 million primarily due to a decrease in income received from CLO equities and private equity investments.
Net realized and unrealized gains were $179.5 million in 2017, compared to net realized and unrealized gains of $77.7 million in 2016, an increase of $101.9 million. Included in net realized and unrealized gains (losses) are the following:

•	net realized gains on sale of investments of $4.1 million in 2017, compared to net realized losses of $9.8 million in 2016, a change of $13.8 million;

•
net unrealized gains on fixed maturity securities, trading of $28.9 million in 2017, compared to net unrealized gains of $36.6 million in 2016, a decrease of $7.7 million, primarily driven by increased treasury yields in 2017, offset by tightening credit spreads;

•
net unrealized gains on fixed maturities securities in funds held - directly managed portfolios of $33.9 million in 2017, compared to net unrealized losses of $28.3 million in 2016, representing an increase of $62.2 million, primarily driven by the impact of tighter credit spreads.

•
net unrealized gains on equity investments, trading of $15.2 million in 2017, compared to net unrealized gains of $6.1 million in 2016, an increase of $9.1 million, primarily driven by strong returns in the equity markets in 2017; and

•
net unrealized gains on other investments of $97.5 million in 2017, compared to net unrealized gains of $73.1 million in 2016, an increase of $24.4 million, primarily driven by higher returns in the private equity funds offset by lower returns on CLO equities, CLO equity funds, bond funds and hedge funds.

Atrium

	2018	2017	Change	2016	Change
	(in thousands of U.S. dollars, except percentages)
Fixed maturity investments	$4,052	$2,901	$1,151	$2,645	$256
Short-term investments and cash and cash equivalents	550	394	156	652	(258)
Funds held	619	—	619	—	—
Investment income from fixed maturities and cash and cash equivalents	5,221	3,295	1,926	3,297	(2)
Equity investments	55	27	28	—	27
Other	684	1,155	(471)	(171)	1,326
Investment income from equities and other investments	739	1,182	(443)	(171)	1,353
Gross investment income	5,960	4,477	1,483	3,126	1,351
Investment expenses	(274)	(259)	(15)	(186)	(73)
Net investment income	$5,686	$4,218	$1,468	$2,940	$1,278

Net realized gains (losses) on fixed maturity securities	$(485)	$(118)	$(367)	$131	$(249)
Net realized investment gains on equity investments, trading	226	17	209	—	17
Total net realized gains (losses) on sale	(259)	(101)	(158)	131	(232)
Fixed maturity securities, trading	(2,029)	(90)	(1,939)	(732)	642
Equity investments, trading	(380)	317	(697)	—	317
Other investments	(583)	991	(1,574)	—	991
Total net unrealized gains (losses)	(2,992)	1,218	(4,210)	(732)	1,950
Net realized and unrealized gains (losses)	$(3,251)	$1,117	$(4,368)	$(601)	$1,718

Investment Book Yield
Income from cash and fixed maturities	$5,221	$3,295	$1,926	$3,297	$(2)
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	$265,238	$263,275	$1,963	$308,235	$(44,960)
Investment book yield	1.97%	1.25%	0.72%	1.07%	0.18%

Financial Statement Portfolio Return
Total financial statement return	$2,435	$5,335	$(2,900)	$2,339	$2,996
Average aggregate invested assets, at fair value(1)	$272,386	$269,225	$3,161	$304,561	$(35,336)
Financial statement portfolio return	0.89%	1.98%	(1.09)%	0.77%	1.21%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
2018 versus 2017: Net investment income increased by $1.5 million during 2018, primarily due to a $1.9 million increase in net investment income from fixed maturities and cash and cash equivalents. The book yield increased by 72 basis points, primarily due to higher reinvestment rates as a result of broad increases in effective yields and also asset allocation strategies. Net realized and unrealized gains (losses) decreased by $4.4 million, primarily driven by lower valuations due to increased sovereign yields and widening of corporate credit spreads in the current period and lower returns in other investments and equities.
2017 versus 2016: Net investment income increased by $1.3 million during 2017. The book yield increased by 18 basis points, primarily driven by higher reinvestments and an increase in duration. Net realized and unrealized gains (losses) increased by $1.7 million driven by the impact of tightening credit spreads and increased returns in other investments and equities.

StarStone

	2018	2017	Change	2016	Change
	(in thousands of U.S. dollars, except percentages)
Fixed maturity investments	$31,780	$26,640	$5,140	$21,790	$4,850
Short-term investments and cash and cash equivalents	2,839	1,280	1,559	689	591
Investment income from fixed maturities and cash and cash equivalents	34,619	27,920	6,699	22,479	5,441
Equity investments	1,511	94	1,417	169	(75)
Other	2,522	1,865	657	1,528	337
Investment income from equities and other investments	4,033	1,959	2,074	1,697	262
Gross investment income	38,652	29,879	8,773	24,176	5,703
Investment expenses	(2,679)	(2,173)	(506)	(1,955)	(218)
Net investment income	$35,973	$27,706	$8,267	$22,221	$5,485

Net realized gains (losses) on fixed maturity securities	$(4,325)	$(2,687)	$(1,638)	$1,409	$(4,096)
Net realized investment gains on equity investments, trading	518	24	494	477	(453)
Total net realized gains (losses) on sale	(3,807)	(2,663)	(1,144)	1,886	(4,549)
Fixed maturity securities, trading	(13,818)	7,227	(21,045)	835	6,392
Equity investments, trading	2,204	1,010	1,194	498	512
Other investments	(2,251)	11,039	(13,290)	2,509	8,530
Total net unrealized gains (losses)	(13,865)	19,276	(33,141)	3,842	15,434
Net realized and unrealized gains (losses)	$(17,672)	$16,613	$(34,285)	$5,728	$10,885

Investment Book Yield
Income from cash and fixed maturities	$34,619	$27,920	$6,699	$22,479	$5,441
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	$1,535,360	$1,482,437	$52,923	$1,484,121	$(1,684)
Investment book yield	2.25%	1.88%	0.37%	1.51%	0.37%

Financial Statement Portfolio Return
Total financial statement return	$18,301	$44,319	$(26,018)	$27,949	$16,370
Average aggregate invested assets, at fair value(1)	$1,670,240	$1,650,429	$19,811	$1,609,747	$40,682
Financial statement portfolio return	1.10%	2.69%	(1.59)%	1.74%	0.95%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
2018 versus 2017: Net investment income increased by $8.3 million during 2018, primarily due to a $6.7 million increase in net investment income from fixed maturities and cash and cash equivalents, principally driven by $52.9 million increase in our average balance of fixed maturities and cash and cash equivalents. The book yield increased by 37 basis points due to higher reinvestment rates as a result of broad increases in effective yields.
The decrease in net realized and unrealized gains (losses) of $34.3 million primarily comprised:

•	net realized losses on sale of investments of $3.8 million in 2018, compared to net realized losses of $2.7 million in 2017, an increase of $1.1 million;

•
net unrealized losses on fixed maturity securities, trading of $13.8 million in 2018 compared to net unrealized gains of $7.2 million in 2017, a decrease of $21.0 million, primarily driven by lower valuations due to increased sovereign yields and widening of corporate credit spreads in the current period;

•
net unrealized losses on other investments of $2.3 million in 2018, compared to net unrealized gains of $11.0 million, a decrease of $13.3 million. The decrease was due to lower returns on private equities, equity fund and hedge funds, partially offset by higher returns on bond funds.

2017 versus 2016: Net investment income increased by $5.5 million during 2017, primarily due to a $5.4 million increase in net investment income from fixed maturities and cash and cash equivalents. The book yield increased by 37 basis points primarily due to higher reinvestment rates and increase in duration. Net realized and unrealized gains increased by $10.9 million primarily due net unrealized gains of $19.3 million in 2017 compared to net unrealized gains of $3.8 million in 2016, offset by a decrease in realized gains of $4.5 million. The increase in net unrealized gains on fixed maturity investments was primarily due to the tightening credit spreads, partially offset by an increase in yields. The increase in net unrealized gains on other investments was primarily due to higher returns on private equity and bond funds.
Other Activities

	2018	2017	Change	2016	Change
	(in thousands of U.S. dollars, except percentages)
Net investment income	$2,725	$10,187	$(7,462)	$15,065	$(4,878)
Net realized and unrealized losses	$(10,249)	$(6,941)	$(3,308)	$(4,994)	$(1,947)

Financial Statement Portfolio Return
Total financial statement return	$(7,524)	$3,246	$(10,770)	$10,071	$(6,825)
Average aggregate invested assets, at fair value (1)	$222,822	$310,608	$(87,786)	$330,826	$(20,218)
Financial statement portfolio return	(3.38)%	1.05%	(4.43)%	3.04%	(1.99)%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
2018 versus 2017: Net investment income decreased by $7.5 million during 2018 primarily due to a decrease in the income from life settlements. Net realized and unrealized losses increased by $3.3 million, primarily due to higher impairments on the life settlement portfolio in 2018 compared to 2017.
2017 versus 2016: Net investment income decreased by $4.9 million during 2017 primarily due to a decrease in the income from life settlements. Net realized and unrealized losses increased by $1.9 million, primarily due to higher impairments on the life settlement portfolio in 2017 compared to 2016.
Liquidity and Capital Resources
Overview
We aim to generate cash flows from our insurance operations and investments, preserve sufficient capital for future acquisitions, and develop relationships with lenders who provide borrowing capacity at competitive rates.
Our capital resources as at December 31, 2018 included ordinary shareholders' equity of $3.4 billion, preferred equity of $510.0 million, redeemable noncontrolling interest of $458.5 million classified as temporary equity, and debt obligations of $861.5 million. The redeemable noncontrolling interest may be settled in the future in cash or our ordinary shares, at our option. Based on our current loss reserves position, our portfolios of in-force insurance and reinsurance business, and our investment positions, we believe we are well capitalized.

The following table details our capital position as at December 31, 2018 and 2017:

	2018	2017	Change
	(in thousands of U.S. dollars)
Ordinary shareholders' equity	$3,391,933	$3,136,684	$255,249
Series D and E Preferred Shares	510,000	—	510,000
Total Enstar Group Limited Shareholders' Equity (A)	3,901,933	3,136,684	765,249
Noncontrolling interest	12,056	9,264	2,792
Total Shareholders' Equity (B)	3,913,989	3,145,948	768,041

Senior Notes	348,054	347,516	538
Revolving credit facility	15,000	225,110	(210,110)
2018 EGL Term Loan Facility	498,485	—	498,485
2016 EGL Term Loan Facility	—	74,063	(74,063)
Total debt (C)	861,539	646,689	214,850

Redeemable noncontrolling interest (D)	458,543	479,606	(21,063)

Total capitalization = (B) + (C) + (D)	$5,234,071	$4,272,243	$961,828

Total capitalization attributable to Enstar = (A) + (C)	$4,763,472	$3,783,373	$980,099

Debt to total capitalization	16.5%	15.1%	1.4%
Debt and Series D and E Preferred Shares to total capitalization	26.2%	15.1%	11.1%

Debt to total capitalization attributable to Enstar	18.1%	17.1%	1.0%
Debt and Series D and E Preferred Shares to total capitalization attributable to Enstar	28.8%	17.1%	11.7%
As of December 31, 2018, we had $602.1 million of cash and cash equivalents, excluding restricted cash that supports insurance operations, and included in this amount was $445.5 million held by our foreign subsidiaries outside of Bermuda. Based on our group's current corporate structure with a Bermuda domiciled parent company and the jurisdictions in which we operate, if the cash and cash equivalents held by our foreign subsidiaries were to be distributed to us, as dividends or otherwise, such amount would not be subject to incremental income taxes, however in certain circumstances withholding taxes may be imposed by some jurisdictions, including by the United States. Based on existing tax laws, regulations and our current intentions, there were no accruals as of December 31, 2018 for any material withholding taxes on dividends or other distributions, as described in Note 20 - "Income Taxation" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Dividends
Enstar has not historically declared a dividend on our ordinary shares. Our strategy is to retain earnings and invest distributions from our subsidiaries back into the company. We do not currently expect to pay any dividends on our ordinary shares.
On June 28, 2018, we issued 16,000 Series D Preferred Shares with an aggregate liquidation value of $400.0 million. On November 21, 2018, we issued 4,400 Series E Preferred Shares with an aggregate liquidation value of $110.0 million. The dividends on the Series D and E Preferred Shares are non-cumulative and may be paid quarterly in arrears on the first day of March, June, September and December of each year, only when, as and if declared.

The following table details the dividends that have been declared and paid on our Series D and E Preferred Shares from January 1, 2018 to March 1, 2019:

				Dividend per:
Preferred Share Series	Date Declared	Record Date	Date Payable	Preferred Share	Depositary Share	Total Dividends Paid in 2018
				(in U.S. dollars)		(in thousands of U.S. dollars)
Series D	July 31, 2018	August 15, 2018	September 1, 2018	$320.83	$0.32083	$5,133
Series D	November 6, 2018	November 15, 2018	December 1, 2018	$437.50	$0.43750	7,000
Series D	February 21, 2019	February 15, 2019	March 1, 2019	$437.50	$0.43750	—
Series E	February 21, 2019	February 15, 2019	March 1, 2019	$486.11	$0.48611	—
						$12,133
Any payment of common or preferred dividends must be approved by our Board of Directors. Our ability to pay common and preferred dividends is subject to certain restrictions, as described in Note 22 - "Dividend Restrictions and Statutory Financial Information" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Sources and Uses of Cash
Holding Company Liquidity
The potential sources of cash flows to Enstar as a holding company consist of cash flows from our subsidiaries including dividends, advances and loans, and interest income on loans to our subsidiaries. We also borrow from our credit facilities and, during 2018, we entered into a new unsecured term loan facility as described below.
We use cash to fund new acquisitions of companies and significant new business. We also utilize cash for our operating expenses associated with being a public company, and to pay interest and principal on loans from subsidiaries and debt obligations including loans under our credit facilities.
Our holding company cash flows are summarized in "Item 8. Financial Statements and Supplementary Data - Schedule II - Condensed Financial Information of Registrant - Statements of Cash Flows - Parent Company Only for the years ended December 31, 2018, 2017 and 2016" and the notes thereto.
We may, from time to time, raise capital from the issuance of equity, debt or other securities as we continuously evaluate our strategic opportunities. We filed an automatic shelf registration statement on October 10, 2017 with the U.S. Securities and Exchange Commission ("SEC") to allow us to conduct future offerings of debt, equity and other securities, if desired.
On June 28, 2018, we issued 16,000 Series D Preferred Shares with an aggregate liquidation value of $400.0 million. The net proceeds from the Series D Preferred Shares were used to repay a portion of amounts outstanding under our revolving credit facility, and fully repay our previous term loan facility. On November 21, 2018, we issued 4,400 Series E Preferred Shares with an aggregate liquidation value of $110.0 million. The net proceeds from the Series E Preferred Shares were used to fund our new business in Non-life Run-off operations.
As we are a holding company and have no substantial operations of our own, our assets consist primarily of investments in subsidiaries and our loans and advances to subsidiaries. Dividends from our insurance subsidiaries are restricted by insurance regulation.

Operating Company Liquidity
The ability of our insurance and reinsurance subsidiaries to pay dividends and make other distributions is limited by the applicable laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries operate, including Bermuda, the United Kingdom, the United States, Australia and Continental Europe, which subject these subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, certain of our insurance and reinsurance subsidiaries to maintain minimum capital resources requirements and limit the amount of dividends and other payments that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments. For more information on these laws and regulations, see "Item 1. Business - Regulation." As of December 31, 2018, all of our insurance and reinsurance subsidiaries’ capital resources levels were in excess of the minimum levels required. The ability of our subsidiaries to pay dividends is subject to certain restrictions, as described in Note 22 - "Dividend Restrictions and Statutory Financial Information" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K. Our subsidiaries’ ability to pay dividends and make other forms of distributions may also be limited by our repayment obligations under certain of our outstanding loan facility agreements. Variability in ultimate loss payments may also result in increased liquidity requirements for our subsidiaries. During 2018, 2017 and 2016, our regulated subsidiaries paid aggregate capital distributions and dividends of $243.0 million, $580.3 million and $517.1 million, respectively.
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
Cash Flows
The following table summarizes our consolidated cash flows, including those related to restricted cash, from operating, investing and financing activities for the years ended December 31, 2018, 2017 and 2016:

Cash provided by (used in):	2018	2017	Change	2016	Change
	(in thousands of U.S. dollars)
Operating activities	$(160,072)	$(343,107)	$183,035	$(202,689)	$(140,418)
Investing activities	(825,754)	293,262	(1,119,016)	156,709	136,553
Financing activities	752,986	(65,476)	818,462	83,441	(148,917)
Effect of exchange rate changes on cash	2,588	9,512	(6,924)	(13,985)	23,497
Net increase (decrease) in cash and cash equivalents	(230,252)	(105,809)	(124,443)	23,476	(129,285)
Cash and cash equivalents, beginning of year	1,212,836	1,318,645	(105,809)	1,295,169	23,476
Cash and cash equivalents, end of year	$982,584	$1,212,836	$(230,252)	$1,318,645	$(105,809)
Details of our consolidated cash flows are included in "Item 8. Financial Statements and Supplementary Data - Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016."

2018 versus 2017: Cash used in operating activities was $160.1 million for the year ended December 31, 2018 compared to $343.1 million for the year ended December 31, 2017. The negative operating cash flow was predominantly driven by: (i) net paid losses in our Non-Life Run-off segment for the years ended December 31, 2018 and 2017 of $838.8 million and $581.7 million, respectively; partially offset by (ii) cash and restricted cash acquired in Non-life Run-off reinsurance transactions for the years ended December 31, 2018 and 2017 of $652.0 million and $428.6 million, respectively. In addition, we are also continuously seeking to deploy surplus operating cash into our investing activities.
Cash used in investing activities for 2018 primarily related to net purchases of other investments of $464.7 million and cash and total acquisitions net of cash acquired of $245.2 million, principally related to the Maiden Re North America transaction. In 2017, cash provided by investing activities was primarily due to $126.6 million from the sale of a subsidiary and net redemptions of other investments of $122.9 million.
Cash provided by financing activities for 2018 of $753.0 million primarily related to the net proceeds of $495.4 million from the issuance of the Series D and E Preferred Shares, net inflows of $218.2 million from our credit facilities, which were principally used to fund new business and acquisitions, and $55.4 million of inflows in respect of contributions by noncontrolling interests. Cash used in financing activities for 2017 of $65.5 million primarily related to net repayments of $38.0 million from our credit facilities, consisting of the repayment of the Sussex Facility in full and the repayment of a portion of the EGL Revolving Credit Facility, partially offset by the issuance of our $350.0 million Senior Notes. In addition, we paid $27.5 million in dividends to noncontrolling interests.
2017 versus 2016: Cash used in operating activities was $343.1 million and $202.7 million for the years ended December 31, 2017 and 2016, respectively. The negative operating cash flow was predominantly driven by net paid losses in our Non-Life Run-off segment for the years ended December 31, 2017 and 2016 of $581.7 million and $533.8 million, respectively, partially offset by cash and restricted cash acquired in Non-life Run-off reinsurance transactions for the years ended December 31, 2017 and 2016 of $428.6 million and $174.5 million, respectively.
Cash provided by investing activities for 2017 of $293.3 million primarily related to net cash provided by sale of subsidiaries of $126.6 million and net cash used in acquisitions of $4.2 million, compared to net cash used in acquisitions of $18.5 million in 2016. In addition, net redemptions of other investments and net sales of available for sale securities provided cash of $122.9 million and $71.5 million, compared to $154.0 million and $29.0 million, in 2017 and 2016, respectively.
Cash used in financing activities for 2017 primarily related to net repayments of $38.0 million from our credit facilities, consisting of the repayment of the Sussex Facility in full and the repayment of a portion of the EGL Revolving Credit Facility, partially offset by the issuance of our $350.0 million Senior Notes. In addition, we paid $27.5 million in dividends to noncontrolling interests. During 2016, we had net borowings of $77.8 million from our credit facilities primarily utilized to finance acquisitions and significant new business.
Investable Assets
We define investable assets as the sum of total investments, cash and cash equivalents, restricted cash and cash equivalents and funds held. Investable assets were $12.5 billion as at December 31, 2018 as compared to $10.1 billion as at December 31, 2017, an increase of 23.5%. The increase was primarily due to the investments and funds held balance acquired in relation to the Maiden Re North America, Neon, Novae, Zurich Australia and Kayla Re transactions.
For information regarding our investment strategy, portfolio and results, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments".
Included within our investable assets we had funds held - directly managed as of December 31, 2018 and 2017, of $1,198.2 million and $1,179.9 million, respectively. Our funds held - directly managed is carried on our consolidated balance sheets at fair value. For further information regarding our funds held - directly managed, refer to Note 6 - "Investments" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
In addition, as at December 31, 2018 and 2017, we had funds held by ceding companies of $321.3 million and $175.4 million, respectively, which are carried at cost with a fixed crediting rate.
For information regarding credit risk, refer to "Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Credit Risk - Funds Held" of this Annual Report on Form 10-K.

Reinsurance Balances Recoverable on Paid and Unpaid Losses
As at December 31, 2018 and 2017, we had reinsurance balances recoverable on paid and unpaid losses of $2,029.7 million and $2,021.0 million, respectively. The increase is primarily related to the transactions with Maiden Re North America, Novae and Neon, partially offset by the acquisition of KaylaRe.
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
For further information regarding our reinsurance balances recoverable on paid and unpaid losses, refer to Note 8 - "Reinsurance Balances Recoverable on Paid and Unpaid Losses" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Debt Obligations
We utilize debt financing and loan facilities primarily for acquisitions and significant new business, and, from time to time, for general corporate purposes. For information regarding our debt arrangements, including our loan covenants, refer to Note 15 - "Debt Obligations and Credit Facilities" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K. Our debt obligations as of December 31, 2018 and 2017 were $861.5 million and $646.7 million, respectively, as detailed in the below table:

Facility	Origination Date	Term	2018	2017
Senior Notes	March 10, 2017	5 years	$348,054	$347,516
EGL Revolving Credit Facility	August 16, 2018	5 years	15,000	—
Previous EGL Revolving Credit Facility	September 16, 2014	5 years	—	225,110
2018 EGL Term Loan Facility	December 27, 2018	3 years	498,485	—
2016 EGL Term Loan Facility	November 18, 2016	3 years	—	74,063
Total debt obligations			$861,539	$646,689
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
On August 16, 2018, we and certain of our subsidiaries, as borrowers and guarantors, entered into a new five-year unsecured $600.0 million revolving credit agreement. The credit agreement expires in August 2023 and we have the option to increase the commitments under the facility by up to an aggregate of $400.0 million, subject to the terms of the agreement. Borrowings under the facility will bear interest at a rate based on the Company's long term senior unsecured debt ratings. In connection with our entry into the credit agreement described above, we terminated and fully repaid our previous revolving credit agreement.
As at December 31, 2018, we were permitted to borrow up to an aggregate of $600.0 million under the facility. As at December 31, 2018, there was $585.0 million of available unutilized capacity under this facility. We are in compliance with the covenants of the facility. Subsequent to December 31, 2018, we utilized $173.0 million and repaid $46.0 million, bringing the unutilized capacity under this facility to $458.0 million.

On December 27, 2018, we entered into and fully utilized a three-year $500.0 million unsecured term loan (the "2018 EGL Term Loan Facility"). Interest is payable at least every three months at the London Interbank Offered Rate ("LIBOR") or the alternate base rate ("ABR") plus a margin set forth in the agreement. In the event of default, the interest rate may increase and the agent may, and at the request of the required lenders shall, cancel lender commitments and demand early repayment. The proceeds were partially used to fund the acquisition of Maiden Re North America. We also previously had an unsecured term loan (the "2016 EGL Term Loan Facility") with outstanding principal of $74.1 million as of December 31, 2017. This previous facility was fully repaid and terminated during 2018.
Financial and business covenants imposed on us, in relation to our revolving credit facility and our term loan credit facility include certain limitations on mergers and consolidations, acquisitions, indebtedness and guarantees, restrictions as to dispositions of stock and assets, and limitations on liens. Generally, the financial covenants require us to maintain a gearing ratio of consolidated indebtedness to total capitalization of not greater than 0.35 to 1.0 and to maintain a consolidated net worth of not less than the aggregate of (i) $2.3 billion, (ii) 50% of net income available for distribution to the Company's ordinary shareholders at any time after August 16, 2018, and (iii) 50% of the proceeds of any common stock issuance made after August 16, 2018. In addition, we must maintain eligible capital in excess of the enhanced capital requirement imposed on us by the Bermuda Monetary Authority pursuant to the Insurance (Group Supervision) Rules 2011 of Bermuda. We are in compliance with these covenants.

Contractual Obligations
The following table summarizes, as of December 31, 2018, our future payments under contractual obligations and estimated payments for losses and LAE and policy benefits by expected payment date. The table excludes short-term liabilities and includes only obligations that are expected to be settled in cash.

	Total	Less than 1 Year	1 - 3 years	3 - 5 years	6 - 10 years	More than 10 Years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and LAE (1)
Asbestos	$1,617.0	$97.8	$180.4	$168.1	$300.5	$870.2
Environmental	222.7	20.4	37.8	33.4	52.8	78.3
General Casualty	879.5	201.4	254.8	143.9	135.0	144.4
Workers' compensation/personal accident	2,286.8	257.3	370.2	283.0	411.0	965.3
Marine, aviation and transit	374.7	106.7	115.1	49.8	51.6	51.5
Construction defect	120.0	26.4	40.9	24.9	18.8	9.0
Professional indemnity/ Directors & Officers	820.5	190.9	258.1	147.0	131.3	93.2
Motor	886.3	314.5	258.7	102.2	83.1	127.8
Property	205.9	97.1	59.6	21.6	15.5	12.1
Other	386.1	101.1	102.3	53.8	58.5	70.4
Total Non-Life Run-off	7,799.5	1,413.6	1,677.9	1,027.7	1,258.1	2,422.2
Atrium	235.4	96.7	85.0	32.5	17.8	3.4
StarStone	1,584.1	567.7	567.3	228.3	158.7	62.1
Other	18.9	3.0	7.5	3.6	3.2	1.6
ULAE	360.9	65.1	80.9	49.0	58.6	107.3
Estimated gross reserves for losses and LAE (1)	9,998.8	2,146.1	2,418.6	1,341.1	1,496.4	2,596.6

Policy benefits for life and annuity contracts (2)	121.0	6.0	11.5	11.8	28.7	63.0
Operating lease obligations	65.4	9.5	20.5	14.1	19.2	2.1
Investing Activities
Investment commitments to private equity funds	228.2	107.4	103.9	16.9	—	—
Investment commitments to equity method investments	167.2	167.2	—	—	—	—
Financing Activities
Loan repayments (including estimated interest payments)	996.3	40.0	579.6	376.7	—	—
Total	$11,576.9	$2,476.2	$3,134.1	$1,760.6	$1,544.3	$2,661.7

(1)
The reserves for losses and LAE represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above. The amounts in the above table represent our estimates of known liabilities as of December 31, 2018 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, certain of the reserves included in the audited consolidated financial statements as of December 31, 2018 were acquired by us and initially recorded at fair value with subsequent amortization, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.

(2)
Policy benefits for life and annuity contracts recorded in our audited consolidated balance sheet as at December 31, 2018 of $105.1 million are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

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
Off-Balance Sheet Arrangements
At December 31, 2018, we did not have any off-balance sheet arrangements, as defined by Item 303(a) (4) of Regulation S-K.
Critical Accounting Policies
We believe the following accounting policies impact the most significant judgments and estimates used in the preparation of our financial statements.

Losses and Loss Adjustment Expenses - Non-Life Run-off
The following tables provides a breakdown of gross and net losses and LAE reserves, consisting of Outstanding Loss Reserve ("OLR") and IBNR by line of business and adjustments for fair value resulting from business combinations, adjustments for where we elected the fair value option, deferred charge assets and ULAE, as of December 31, 2018 and 2017:

	2018
	Gross			Net
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Asbestos	$341,544	$1,275,476	$1,617,020	$321,356	$1,171,754	$1,493,110
Environmental	96,665	126,035	222,700	93,095	117,384	210,479
General casualty	500,033	379,484	879,517	416,097	298,612	714,709
Workers' compensation/personal accident	1,454,178	832,615	2,286,793	1,115,116	537,782	1,652,898
Marine, aviation and transit	301,783	72,888	374,671	227,994	78,023	306,017
Construction defect	20,712	99,288	120,000	19,310	94,736	114,046
Professional indemnity/Directors & Officers	603,665	216,839	820,504	426,020	166,898	592,918
Motor	564,307	321,992	886,299	414,847	304,874	719,721
Property	168,267	37,631	205,898	160,873	36,817	197,690
Other	220,615	165,519	386,134	175,289	111,453	286,742
	$4,271,769	$3,527,767	$7,799,536	$3,369,997	$2,918,333	$6,288,330
Fair value adjustments			(217,527)			(203,183)
Fair value adjustments - fair value option			(374,752)			(244,013)
Deferred charge assets on retroactive reinsurance			—			(86,585)
ULAE			333,405			333,405
Total			$7,540,662			$6,087,954

	2017
	Gross			Net
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Asbestos	$366,446	$1,434,598	$1,801,044	$341,355	$1,337,467	$1,678,822
Environmental	95,801	95,259	191,060	91,049	93,345	184,394
General casualty	344,425	266,526	610,951	276,791	194,747	471,538
Workers' compensation/personal accident	1,458,430	748,949	2,207,379	889,265	371,161	1,260,426
Marine, aviation and transit	109,102	56,284	165,386	90,101	51,904	142,005
Construction defect	28,701	135,608	164,309	27,406	122,307	149,713
Professional indemnity/Directors & Officers	214,803	40,265	255,068	181,027	39,591	220,618
Motor	242,213	30,734	272,947	98,866	19,321	118,187
Property	65,445	9,706	75,151	52,236	8,554	60,790
Other	260,337	85,998	346,335	205,322	75,376	280,698
	$3,185,703	$2,903,927	$6,089,630	$2,253,418	$2,313,773	$4,567,191
Fair value adjustments			(125,998)			(113,028)
Fair value adjustments - fair value option			(314,748)			(182,764)
Deferred charge assets on retroactive reinsurance			—			(80,192)
ULAE			300,588			300,588
Total			$5,949,472			$4,491,795
As of December 31, 2018 and 2017, the IBNR reserves (net of reinsurance balances receivable) accounted for $2,918.3 million, or 46.4%, and $2,313.8 million, or 50.7%, respectively, of our total Non-life Run-off net losses and LAE, excluding the fair value adjustments, deferred charge assets and ULAE.

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

By adopting either of the above run-off strategies, we would expect that over the targeted life of the run-off, acquired ultimate loss reserves would settle below their acquired value, resulting in reductions in ultimate losses and LAE liabilities. There can be no assurance, however, that we will successfully implement our strategy.
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
Nearly all of our unpaid claims liabilities are considered to have a long claims payout tail. Net loss reserves, excluding the fair value adjustments, deferred charge assets and ULAE, for our non-life run-off subsidiaries relate primarily to casualty exposures, including latent claims, of which 27.1% in 2018 (2017: 40.8%) relate to asbestos and environmental ("A&E") exposures.
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

When establishing loss reserves we have an expectation that, in the absence of commutations and significant favorable or unfavorable non-commuted loss development compared to expectations, loss reserves will not exceed the high, or be less than the low, end of the following ranges of gross losses and LAE reserves implied by the various methodologies used by each of our insurance subsidiaries as of December 31, 2018.
The range of gross loss and LAE reserves implied by the various methodologies used by each of our insurance and reinsurance subsidiaries as of December 31, 2018 and December 31, 2017 is presented in the following table ("Range of Outcomes"):

	2018			2017
	Low	Selected	High	Low	Selected	High
	(in thousands of U.S. dollars)
Asbestos	$1,384,890	$1,617,020	$1,931,409	$1,554,713	$1,801,044	$2,043,180
Environmental	184,749	222,700	267,159	170,461	191,060	217,643
General casualty	803,851	879,517	976,457	539,506	610,951	680,562
Workers' compensation/personal accident	2,063,005	2,286,793	2,577,116	1,973,167	2,207,379	2,434,441
Marine, aviation and transit	338,318	374,671	419,911	140,610	165,386	185,772
Construction defect	107,126	120,000	139,129	148,939	164,309	181,609
Professional indemnity/Directors & Officers	758,021	820,504	910,718	230,967	255,068	280,755
Motor	806,731	886,299	951,734	242,691	272,947	299,937
Property	192,869	205,898	225,013	66,697	75,151	83,403
Other	346,674	386,134	428,904	300,281	346,335	385,967
	6,986,234	7,799,536	8,827,550	5,368,032	6,089,630	6,793,269
Fair value adjustments	(198,969)	(217,527)	(239,227)	(108,145)	(125,998)	(141,880)
Fair value adjustments - fair value option	(329,874)	(374,752)	(420,609)	(273,680)	(314,748)	(349,607)
ULAE	296,704	333,405	373,360	263,433	300,588	333,735
Total	$6,754,095	$7,540,662	$8,541,074	$5,249,640	$5,949,472	$6,635,517
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
Loss Reserving (All Classes, except Latent Claims)
For our "All Other" (non-latent) loss exposure, including workers' compensation, our actuaries apply a range of traditional loss development extrapolation techniques. These methods assume that cohorts, or groups, of losses from similar exposures will increase over time in a predictable manner. Historical paid, incurred, and outstanding loss development experience is examined for earlier years to make inferences about how later years’ losses will develop. The application and consideration of multiple methods is consistent with the Actuarial Standards of Practice.
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

Loss Reserving (Latent Claims)
Asbestos Claims
Asbestos continues to be the most significant and difficult mass tort for the insurance industry in terms of claims volume, legal expense and indemnity payments. In the United States, asbestos-related lawsuits emerged in the early 1970s, accelerated through the 1980s and continue today, nearly fifty years after the first significant lawsuit against an asbestos manufacturer. A unique feature of U.S. asbestos litigation is that a plaintiff will identify numerous defendants, often over 50, in a lawsuit, creating additional expense to defend the suit. Asbestos lawsuits have led to many of the traditional defendants filing for bankruptcy. We believe the insurance industry has been adversely affected by judicial interpretations that have had the effect of maximizing insurance recoveries from both a coverage and liability perspective.
A number of our subsidiaries, and counterparties who wrote portfolios we assumed, have exposure to bodily injury claims from alleged exposure to asbestos. The United States asbestos exposure arises mainly from general liability insurance policies underwritten prior to 1986, which our subsidiaries or counterparties either wrote directly, on a primary or excess basis, or as reinsurance. Our United Kingdom asbestos exposures emanates from Employers Liability insurance policies. Asbestos bodily injury claims differ from other bodily injury claims due to the long latency period for asbestos, which often triggers a policyholder’s coverage over multiple policy periods. The long latency period, combined with the lack of clear judicial precedent with respect to coverage interpretations and expanded theories of liability, increase the uncertainty of the asbestos claim reserve estimates.
The following table provides a reconciliation of our gross and net loss and ALAE reserves from asbestos exposures and the movement in gross and net reserves for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
	(in thousands of U.S. dollars)
Balance as at January 1	$1,801,044	$849,901	$403,307
Less: reinsurance reserves recoverable	122,222	34,135	31,915
Net balance as at January 1	1,678,822	815,766	371,392
Total net incurred losses and LAE	(64,949)	27,029	(25,295)
Total net paid losses	(108,248)	(105,731)	(33,334)
Effect of exchange rate movement	(70,084)	79,515	(2,846)
Acquired on purchase of subsidiaries	7,569	—	6,977
Assumed business	50,000	862,243	498,872
Net balance as at December 31	1,493,110	1,678,822	815,766
Plus: reinsurance reserves recoverable	123,910	122,222	34,135
Balance as at December 31	$1,617,020	$1,801,044	$849,901
The liability for unpaid losses and ALAE for asbestos reserves reflects our best estimate for future amounts needed to pay losses and related ALAE as of each of the balance sheet dates reflected in the financial statements herein in accordance with U.S. GAAP. As of December 31, 2018 and 2017, the net loss reserves for asbestos-related claims comprised 23.7% and 36.8%, respectively, of total non-life run-off net reserves for losses and LAE liabilities excluding the fair value adjustments, deferred charge assets and ULAE. In addition, we also have direct asbestos liabilities in other liabilities on our consolidated balance sheets, as described in Note 23 - "Commitments and Contingencies" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

Environmental Claims
Environmental pollution claims represent another exposure where we believe the insurance industry has been adversely affected by various legislative changes and judicial interpretations. Unlike asbestos claims which are generated primarily from injured individuals, environmental claims generally result from state or federal government activities initiated against a commercial enterprise. The most well-known legislation, passed in 1980, is the Comprehensive Environmental Restoration, Compensation and Liability Act (“CERCLA”, also known as Superfund). CERCLA imposed strict and retroactive liability on potentially responsible parties (“PRP”), which expanded in the court system to be interpreted as joint and several liability.
Our subsidiaries and counterparties who wrote portfolios we assumed have exposure to environmental claims from general liability insurance policies written prior to the mid-1980s, that were not specifically written to cover damage to the environment from gradual releases of pollutants. Similar to asbestos, there is additional uncertainty with respect to environmental reserves as compared to other general liability exposures. This added uncertainty is due to the multiple policy periods and allocation of claims to policy years, number of solvent PRPs at any site, ultimate cost of the remediation, the number of ultimate sites and changes to judicial precedence.
The following table provides a reconciliation of our gross and net loss and ALAE reserves from environmental exposures and the movement in gross and net reserves for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
	(in thousands of U.S. dollars)
Balance as at January 1	$191,060	$171,850	$73,201
Less: reinsurance reserves recoverable	6,666	7,799	9,912
Net balance as at January 1	184,394	164,051	63,289
Total net incurred losses and LAE	14,153	9,356	(5,583)
Total net paid losses	(21,273)	(26,542)	(12,233)
Effect of exchange rate movement	(320)	267	(490)
Acquired on purchase of subsidiaries	13,525	—	—
Assumed business	20,000	37,262	119,068
Net balance as at December 31	210,479	184,394	164,051
Plus: reinsurance reserves recoverable	12,221	6,666	7,799
Balance as at December 31	$222,700	$191,060	$171,850
The liability for unpaid losses and ALAE, for environmental reserves, reflects our best estimate for future amounts needed to pay losses and related ALAE as of each of the balance sheet dates reflected in the financial statements herein in accordance with U.S. GAAP. As of December 31, 2018 and 2017, the net loss reserves for environmental pollution-related claims comprised 3.3% and 4.0%, respectively, of total non-life run-off net reserves for losses and LAE excluding the fair value adjustments, deferred charge assets and ULAE.
Asbestos and Environmental Reserving
The ultimate losses from asbestos and environmental claims cannot be estimated using traditional actuarial reserving techniques that extrapolate losses to an ultimate basis using loss development. Claims are spread across multiple policy years based on the still evolving case law in each jurisdiction, making historical development patterns unreliable to forecast the future claim payments. There can be no assurance that the reserves we establish will be adequate or not be adversely affected by the development of other latent exposures.
We use a variety of methodologies to estimate the appropriate IBNR reserves required for our asbestos and environmental exposures. We estimate the IBNR reserves separately for each of our subsidiaries in order to apply the appropriate methodologies and assumptions to match the distinct portfolios of exposure. For example, where we have policy and claim data at the defendant or claimant level, we will use a ground-up frequency/severity method (described later in this section). For our subsidiaries that primarily have reinsurance portfolios, we generally use industry benchmarking methodologies to estimate appropriate IBNR reserves. These methods are based on comparisons of our loss experience on A&E exposures relative to industry loss experience on similar exposures. The discussion that follows describes, in greater detail, the primary actuarial methodologies used by us to estimate IBNR for A&E exposures.

In addition to the specific considerations for each method described below, many general factors are considered in the application of the methods and the interpretation of results for each portfolio of exposures. These factors include:

•	the mix of product types (e.g., primary insurance, excess insurance, reinsurance of primary, excess of loss reinsurance, retrocession)

•	the average attachment point and limit of coverages (e.g., first-dollar primary versus umbrella over primary versus high-excess)

•	payment and reporting lags related to the international domicile of our subsidiaries as well as the difference in lags between primary, excess and reinsurance policies

•	payment and reporting pattern acceleration due to large "wholesale" settlements (e.g., policy buy-backs and commutations) pursued by us, and

•	lists of individual risks remaining and general trends within the legal and tort environments.
1. Paid Survival Ratio Method.    In this method, our expected annual average payment amount is multiplied by an expected future number of payment years to develop an indicated reserve. Our historical calendar year payments are examined to determine an expected future annual average payment amount. This amount is multiplied by an expected number of future payment years to estimate a reserve. Trends in calendar year payment activity are considered when selecting an expected future annual average payment amount. Accepted industry benchmarks are used in determining an expected number of future payment years. Each year, annual payments data is updated, trends in payments are re-evaluated and changes to benchmark future payment years are reviewed. Advantages of this method are ease of application and simplicity of assumptions. A potential disadvantage of the method is that results could be misleading for portfolios of high excess exposures where significant payment activity has not yet begun.
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
3. Reserve-to-Paid Method.    In this method, the ratio of estimated industry reserves to industry paid-to-date losses is multiplied by our paid-to-date losses to estimate our reserves. Specific considerations in the application of this method include the completeness of our paid-to-date loss information, the potential acceleration or deceleration in our payments (relative to the industry) due to our claims handling practices, and the impact of large individual settlements. Each year, paid-to-date loss information is updated (for both us and the industry) and updates to industry estimated reserves are reviewed. This method has the advantage of relying purely on paid loss data and so is not influenced by subjectivity of case reserve loss estimates. A potential disadvantage is that the application to our portfolios that do not have complete inception-to-date paid loss history could produce misleading results. To address this potential disadvantage, a variation of the method is also considered by multiplying the ratio of estimated industry reserves to industry losses paid during a recent period of time (e.g., 3 years) times our paid losses during that period.
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
7. Asbestos Ground-up Exposure Analysis Using Frequency-Severity Method. This method is used when we have policy and claim data at the defendant or claimant level. In a frequency-severity method there are two components that need to be estimated, namely, (1) the number of claims that will ultimately be settled with payment and (2) the severity of these claims including legal costs. The estimate of future settled claims is based on the historical claim filing rates, claim dismissal rates, current pending claims and epidemiological forecasts of asbestos disease incident for future claim filings. The average severity is based on historical average settlement amounts trended for inflation to the expected year of settlement for claims that close with an indemnity payment. Loss adjustment expenses are loaded on based on historical expense to indemnity ratios. Multiplying the number of expected future claims settled with payments by the average severity results in an estimate of the ground-up losses at the defendant level. At this point, the defendant’s insurance coverage is considered to determine the allocation of the ground-up estimate to policy years and policy within the insurance coverage as well as the amount retained by the defendant.
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

The following tables provide a breakdown of the gross and net losses and LAE by line of business and the fair value adjustments resulting from business combinations and ULAE as of December 31, 2018 and 2017 for the Atrium segment:

	2018
	Gross			Net
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Marine, Aviation and Transit	$32,999	$36,011	$69,010	$21,460	$24,207	$45,667
Binding Authorities	28,512	59,302	87,814	26,601	57,016	83,617
Reinsurance	18,547	27,653	46,200	15,180	24,823	40,003
Accident and Health	4,972	6,348	11,320	4,225	5,837	10,062
Non-Marine Direct and Facultative	9,855	11,207	21,062	8,529	9,389	17,918
Total	$94,885	$140,521	$235,406	$75,995	$121,272	$197,267
Fair value adjustments			3,476			2,847
ULAE			2,402			2,402
Total			$241,284			$202,516

	2017
	Gross			Net
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Marine, Aviation and Transit	$24,581	$46,138	$70,719	$20,177	$28,551	$48,728
Binding Authorities	26,115	51,896	78,011	24,158	49,486	73,644
Reinsurance	14,381	34,489	48,870	13,815	26,336	40,151
Accident and Health	3,716	5,518	9,234	3,296	4,994	8,290
Non-Marine Direct and Facultative	9,570	12,467	22,037	9,444	9,665	19,109
Total	$78,363	$150,508	$228,871	$70,890	$119,032	$189,922
Fair value adjustments			9,547			7,965
ULAE			2,455			2,455
Total			$240,873			$200,342

The following tables provide a breakdown of the gross and net losses and LAE reserves by line of business and the fair value adjustments resulting from business combinations and ULAE as of December 31, 2018 and 2017 for the StarStone segment:

	2018
	Gross			Net
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Casualty	$177,432	$331,432	$508,864	$137,828	$282,026	$419,854
Marine	185,084	182,453	367,537	163,889	133,426	297,315
Property	317,102	123,511	440,613	151,774	65,522	217,296
Aerospace	67,203	40,416	107,619	45,879	36,167	82,046
Workers' Compensation	49,373	110,082	159,455	33,759	68,969	102,728
Total	$796,194	$787,894	$1,584,088	$533,129	$586,110	$1,119,239
Fair value adjustments			(467)			1,432
ULAE			25,076			25,076
Total			$1,608,697			$1,145,747

	2017
	Gross			Net
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Casualty	$139,200	$282,789	$421,989	$98,070	$188,518	$286,588
Marine	130,962	118,375	249,337	94,115	69,828	163,943
Property	208,777	89,963	298,740	115,148	39,280	154,428
Aerospace	63,920	26,070	89,990	40,781	17,055	57,836
Workers' Compensation	48,118	82,024	130,142	31,213	41,920	73,133
Total	$590,977	$599,221	$1,190,198	$379,327	$356,601	$735,928
Fair value adjustments			(555)			1,698
ULAE			18,100			18,100
Total			$1,207,743			$755,726

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

Policy Benefits for Life Contracts
Policy benefits for life contracts as at December 31, 2018 and 2017 were as follows:

	2018	2017
	(in thousands of U.S. dollars)
Policy benefits for life contracts	$105,080	$117,207
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
Reinsurance Balances Recoverable on Paid and Unpaid Losses
Reinsurance balances recoverable on paid and unpaid losses as at December 31, 2018 and 2017 were as follows:

	2018	2017
	(in thousands of U.S. dollars)
Reinsurance balances recoverable on paid and unpaid losses	$1,290,072	$1,478,806
Reinsurance balances recoverable on paid and unpaid losses, fair value	739,591	542,224
Total reinsurance balances recoverable on paid and unpaid losses	$2,029,663	$2,021,030
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

Valuation Allowances on Reinsurance Balances Recoverable and Deferred Tax Assets
Valuation Allowances on Reinsurance Balances Recoverable
To estimate the provision for uncollectible reinsurance balances recoverable on paid and unpaid losses, the reinsurance balances recoverable on paid and unpaid losses is first allocated to applicable reinsurers. As part of this process, ceded IBNR is allocated by reinsurer. We then use a detailed analysis to estimate uncollectible reinsurance. The primary components of the analysis are reinsurance recoverable balances by reinsurer and bad debt provisions applied to these balances to determine the portion of a reinsurer’s balance deemed to be uncollectible. These provisions require considerable judgment and are determined using the current rating, or rating equivalent, of each reinsurer (in order to determine its ability to settle the reinsurance balances) as well as other key considerations and assumptions, such as claims and coverage issues.
Valuation Allowances on Deferred Tax Assets
Certain of our subsidiaries and branches operate in jurisdictions where they are subject to taxation. Current and deferred tax expense or benefit is charged or credited to net earnings (loss), or, in certain cases, to other comprehensive income (loss), based upon enacted tax laws and rates applicable in the relevant jurisdiction in the period in which the tax becomes accruable or realizable. Deferred taxes are provided for temporary differences between the bases of assets and liabilities used in the financial statements and those used in the various jurisdictional tax returns. When our assessment indicates that all or some portion of deferred tax assets will not be realized, a valuation allowance is recorded against the deferred tax assets to reduce the assets to the amount more likely than not to be realized.
We recognize the benefit relating to tax positions only where the position is more likely than not to be sustained assuming examination by tax authorities. A recognized tax benefit is measured as the largest amount that is greater than 50 percent likely of being realized. A liability or other adjustment is recognized for any tax benefit (along with any interest and penalty, if applicable) claimed in a tax return in excess of the amount allowed to be recognized in the financial statements under U.S. GAAP. Any changes in amounts recognized are recorded in the period in which they are determined.
Goodwill
Goodwill as at December 31, 2018 and 2017 was as follows:

	2018	2017
	(in thousands of U.S. dollars)
Goodwill	$114,807	$73,071
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. We perform an initial valuation of our goodwill assets and assess goodwill for impairment on an annual basis. If, as a result of the assessment, we determine the value of our goodwill asset is impaired, goodwill is written down in the period in which the determination is made.
Intangible Assets
Intangible assets as of December 31, 2018 and 2017 were as follows:

	2018	2017
	(in thousands of U.S. dollars)
Intangible assets with a definite life	$16,887	$20,487
Intangible assets with an indefinite life	87,031	87,031
Total intangible assets	$103,918	$107,518

Intangible assets represent the Lloyd’s syndicate capacity, customer relationships, management contract and brand arising from the acquisition of Atrium and the syndicate capacity, U.S. insurance licenses and software, technology arising from the acquisition of StarStone. Definite-lived intangible assets are amortized over their estimated useful lives. We recognize the amortization of all intangible assets in our consolidated statement of earnings. Indefinite-lived intangible assets are not subject to amortization. The carrying values of indefinite-lived intangible assets are reviewed for indicators of impairment on at least an annual basis or sooner whenever events or changes in circumstances indicate that the assets may be impaired. Impairment is recognized if the carrying values of the intangible assets are not recoverable from their undiscounted cash flows and is measured as the difference between the carrying value and the fair value.
Deferred Charge Assets
Deferred charge assets as of December 31, 2018 and 2017 were as follows:

	2018	2017
	(in thousands of U.S. dollars)
Deferred charge asset	$86,585	$80,192
Retroactive reinsurance policies provide indemnification of losses and LAE with respect to past loss events. At the inception of a contract, a deferred charge asset is recorded for the excess, if any, of the estimated ultimate losses payable over the premiums received. The premium consideration that we charge the ceding companies may be lower than the undiscounted estimated ultimate losses payable due to the "time value of money". After receiving the premium consideration in full from our cedents at the inception of the contract, we invest the premium received over an extended period of time thereby generating investment income. We expect to generate profits from these retroactive reinsurance policies when taking into account the premium received and expected investment income, less contractual obligations and expenses. Deferred charge assets, recorded in other assets, are amortized over the estimated claim payment period of the related contract with the periodic amortization reflected in earnings as a component of losses and LAE. Deferred charge assets amortization is adjusted periodically to reflect new estimates of the amount and timing of remaining loss payments. Changes in the estimated amount and the timing of payments of unpaid losses may have an effect on the unamortized deferred charge assets and the amount of periodic amortization.
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
Fixed Maturity Investments
Fixed maturity investments at December 31, 2018 and 2017 were as follows:

	2018	2017
	(in thousands of U.S. dollars)
Short-term investments, trading, at fair value	$114,116	$180,211
Fixed maturities, trading, at fair value	7,248,793	5,696,073
Fixed maturities, available-for-sale, at fair value	151,609	210,285
Fixed maturity investments within funds held - directly managed	1,183,374	1,165,386
Total fixed maturity investments	$8,697,892	$7,251,955
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
For the years ended December 31, 2018, 2017 and 2016, we did not recognize any other-than-temporary impairment charges through earnings.
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
Equities
Equity investments, trading as of December 31, 2018 and 2017 were as follows:

	2018	2017
	(in thousands of U.S. dollars)
Publicly traded equity investments in common and preferred stocks	$138,415	$106,603
Privately held equity investments in common and preferred stocks	228,710	—
Total equity investments	$367,125	$106,603
Our publicly traded equity investments in common and preferred stocks predominantly trade on the major exchanges and are managed by our external advisors. Our publicly traded equity investments are widely diversified and there is no significant concentration in any specific industry. We have categorized all of publicly traded equity investments other than preferred stock as Level 1 investments because the fair values of these investments are based on quoted prices in active markets for identical assets or liabilities. The fair value estimates of our investments in preferred stock are based on observable market data and, as a result, have been categorized as Level 2.

Our privately held equity investments in common and preferred stocks are direct investments in companies that we believe offer attractive risk adjusted returns and/or offer other strategic advantages. Privately held equity investments are another method by which we can invest in the run off or active underwriting markets. Each investment may have its own unique terms and conditions and there may be restrictions on disposals. The market for these investments is illiquid and there is no active market. We have categorized all of our privately held equity investments as Level 3 investments because the market for these investments is illiquid and there is no active market. The Company uses a combination of internal models, reported values from co-investors/managers and observable inputs, such as capital raises and capital transactions between new and existing shareholders, to calculate the fair value of the privately held equity investments.
Other Investments, at fair value
Other investments as of December 31, 2018 and 2017 were as follows:

	2018	2017
Hedge funds	$852,584	$63,773
Fixed income funds	403,858	229,999
Equity funds	333,681	249,475
Private equity funds	248,628	289,556
CLO equities	39,052	56,765
CLO equity funds	37,260	12,840
Private credit funds	33,381	10,156
Other	9,313	828
Total other investments	$1,957,757	$913,392
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
Certain funds are subject to gates or side-pockets, where redemptions are subject to the sale of underlying investments. A gate is the ability to deny or delay a redemption request, whereas a side-pocket is a designated account for which the investor loses its redemption rights. As at December 31, 2018, we had $71.5 million of fixed income hedge funds subject to gates or side-pockets.
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
Accounting for Business Combinations - Fair Value Measurement
The most significant liabilities and assets of an acquired company are typically the liability for losses and LAE, and the assets related to cash, investments and any reinsurance balances recoverable on paid and unpaid losses that may be contractually due to the acquired entity. The market for acquisition of run-off companies is not always sufficiently active and transparent to enable us to identify reliable, market exit values for acquired assets and liabilities. Accordingly, consistent with provisions of U.S. GAAP, we have developed internal models that we believe allow us to determine fair values that are reasonable proxies for market exit values. We are familiar with the major participants in the acquisition run-off market and believe that the key assumptions we make in valuing acquired assets and liabilities are consistent with the kinds of assumptions made by such market participants. Furthermore, in our negotiation of purchase prices with sellers, it is frequently clear to us that other bidders in the market are using models and assumptions similar in nature to ours during the competitive bid process. The majority of acquisitions are completed following a public tender process whereby the seller invites market participants to provide bids for the target acquisition.

We account for business combinations using the acquisition method of accounting, which requires that the acquirer record the assets and liabilities acquired at their estimated fair value. The fair values of each of the insurance and reinsurance assets and liabilities acquired are derived from probability-weighted ranges of the associated projected cash flows, based on actuarially prepared information and management’s run-off strategy. Our run-off strategy, as well as that of other run-off market participants, is expected to be different from the seller’s as generally sellers are not specialized in running off insurance and reinsurance liabilities whereas we and other market participants do specialize in such run-offs.
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

The fair value of the liability for losses and LAE and reinsurance recoverable under these contracts is presented separately in our consolidated balance sheet as of December 31, 2018 and 2017. Changes in the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses are included in net incurred losses and LAE in our consolidated statement of operations. The carrying value of our reinsurance recoverable and liability for losses and LAE for which we elected the fair value option as of December 31, 2018 and 2017 was as follows:

	2018	2017
	(in thousands of U.S. dollars)
Gross Losses and loss adjustment expenses, fair value	$2,874,055	$1,794,669

Reinsurance balances recoverable on paid and unpaid losses, fair value	$739,591	$542,224

Net losses and LAE, fair value	$2,134,464	$1,252,445
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

The observable and unobservable inputs used in the model are described in Note 11 - "Fair Value Measurements" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
The fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses may increase or decrease due to changes in the corporate bond rate, the credit spread for non-performance risk, the risk cost of capital, the weighted average cost of capital and the estimated payment pattern:

•
An increase in the corporate bond rate or credit spread for non-performance risk would result in a decrease in the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses. Conversely, a decrease in the corporate bond rate or credit spread for non-performance risk would result in an increase in the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses.

•
An increase in the weighted average cost of capital would result in an increase in the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses. Conversely, a decrease in the weighted average cost of capital would result in a decrease in the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses.

•
An increase in the risk cost of capital would result in an increase in the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses. Conversely, a decrease in the risk cost of capital would result in a decrease in the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses.

•
An acceleration of the estimated payment pattern would result in an increase in the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses. Conversely, a deceleration of the estimated payment pattern would result in a decrease in the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses.

In addition, the estimate of the capital required to support the liabilities is based upon current industry standards for capital adequacy. If the required capital per unit of risk increases then the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses would increase. Conversely, a decrease in required capital would result in a decrease in the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses.
Redeemable Noncontrolling Interest
The redeemable noncontrolling interest as of December 31, 2018 and 2017 was as follows:

	2018	2017
	(in thousands of U.S. dollars)
Redeemable noncontrolling interest	$458,543	$479,606
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
Non-GAAP Financial Measures
In addition to presenting net earnings (losses) attributable to Enstar Group Limited ordinary shareholders and diluted earnings (losses) per ordinary share determined in accordance with U.S. GAAP, we believe that presenting non-GAAP operating income (loss) attributable to Enstar Group Limited ordinary shareholders and diluted non-GAAP operating income (loss) per ordinary share, non-GAAP financial measures as defined in Item 10(e) of Regulation S-K, provides investors with valuable measures of our performance.
Non-GAAP operating income (loss) excludes: (i) net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed, (ii) change in fair value of insurance contracts for which we have elected the fair value option, (iii) gain (loss) on sale of subsidiaries, (vi) net earnings (loss) from discontinued operations, (v) tax effect of these adjustments where applicable, and (vi) attribution of share of adjustments to noncontrolling interest where applicable. We eliminate the impact of net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed and change in fair value of insurance contracts for which we have elected the fair value option because these items are subject to significant fluctuations in fair value from period to period, driven primarily by market conditions and general economic conditions, and therefore their impact on our earnings is not reflective of the performance of our core operations.  We eliminate the impact of gain (loss) on sale of subsidiaries and net earnings (loss) on discontinued operations as these are not reflective of the performance of our core operations.
Further, these non-GAAP measures enable readers of the consolidated financial statements to more easily analyze our results in a manner more aligned with the manner in which our management analyzes our underlying performance. We believe that presenting these non-GAAP financial measures, which may be defined and calculated differently by other companies, improves the understanding of our consolidated results of operations. These measures should not be viewed as a substitute for those calculated in accordance with U.S. GAAP.

Non-GAAP operating income (loss) attributable to Enstar Group Limited ordinary shareholders is calculated by the addition or subtraction of certain items from within our consolidated statements of earnings to or from net earnings (loss) attributable to Enstar Group Limited ordinary shareholders, the most directly comparable GAAP financial measure, as illustrated in the table below, for the years ending December 31, 2018, 2017 and 2016:

	2018	2017	2016
	(in thousands of U.S. dollars, except per share data)
Net earnings (loss) attributable to Enstar Group Limited ordinary shareholders	$(162,354)	$311,458	$264,807
Adjustments:
Net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed (1)	243,093	(70,747)	4,387
Change in fair value of insurance contracts for which we have elected the fair value option	6,664	30,256	—
Loss on sale of subsidiary	—	16,349	—
Net loss from discontinued operations	—	(14,183)	(12,359)
Tax effects of adjustments (2)	(16,588)	5,364	4,956
Adjustments attributable to noncontrolling interest (3)	(9,166)	4,840	5,990
Non-GAAP operating income attributable to Enstar Group Limited ordinary shareholders (4)	$61,649	$283,337	$267,781

Diluted net earnings (loss) per ordinary share (5)	$(7.84)	$15.95	$13.62
Adjustments:
Net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed (1)	11.70	(3.62)	0.23
Change in fair value of insurance contracts for which we have elected the fair value option	0.32	1.55	—
Loss on sale of subsidiary	—	0.84	—
Net loss from discontinued operations	—	(0.73)	(0.64)
Tax effects of adjustments (2)	(0.79)	0.27	0.25
Adjustments attributable to noncontrolling interest (3)	(0.44)	0.25	0.31
Diluted non-GAAP operating income per ordinary share (4)	$2.95	$14.51	$13.77

Weighted average ordinary shares outstanding - diluted	20,904,176	19,527,591	19,447,241
(1) Represents the net realized and unrealized gains and losses related to fixed maturity securities. Our fixed maturity securities are held directly on our balance sheet and also within the "Funds held - directly managed" balance. Refer to Note 6 - "Investments" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K for further details on our net realized and unrealized gains and losses.
(2) Represents an aggregation of the tax expense or benefit associated with the specific country to which the pre-tax adjustment relates, calculated at the applicable jurisdictional tax rate.
(3) Represents the impact of the adjustments on the net earnings (loss) attributable to noncontrolling interest associated with the specific subsidiaries to which the adjustments relate.
(4) Non-GAAP financial measure.
(5) During a period of loss, the basic weighted average ordinary shares outstanding is used in the denominator of the diluted loss per ordinary share computation as the effect of including potentially dilutive securities would be anti-dilutive.
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
We are principally exposed to four types of market risk: interest rate risk; credit risk; equity price risk and foreign currency risk. Our policies to address these risks in 2018 were not materially different than those used in 2017 other than as described herein, and, based on our current knowledge and expectations, we do not currently anticipate significant changes in our market risk exposures or in how we will manage those exposures in future reporting periods.
Interest Rate and Credit Spread Risk
Interest rate risk is the price sensitivity of a security to changes in interest rates. Credit spread risk is the price sensitivity of a security to changes in credit spreads. Our investment portfolio and funds held - directly managed include fixed maturity and short-term investments, whose fair values will fluctuate with changes in interest rates and credit spreads. We attempt to maintain adequate liquidity in our fixed maturity investments portfolio with a strategy designed to emphasize the preservation of our invested assets and provide sufficient liquidity for the prompt payment of claims and contract liabilities, as well as for settlement of commutation payments. We also monitor the duration and structure of our investment portfolio.
The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, in our fixed maturity and short-term investments portfolio classified as trading and available-for-sale and our funds held directly managed portfolio as at December 31, 2018 and 2017:

	Interest Rate Shift in Basis Points
As of December 31, 2018	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$9,147	$8,920	$8,698	$8,484	$8,279
Market Value Change from Base	5.2%	2.6%	—	(2.5)%	(4.8)%
Change in Unrealized Value	$449	$222	$—	$(214)	$(419)

As of December 31, 2017	-100	-50	—	+50	+100
Total Market Value	$7,685	$7,466	$7,252	$7,047	$6,852
Market Value Change from Base	6.0%	3.0%	—	(2.8)%	(5.5)%
Change in Unrealized Value	$433	$214	$—	$(205)	$(400)
Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities and short-term investments portfolio may be materially different from the resulting change in realized value indicated in the tables above.
The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in credit spreads assuming interest rates remain fixed, in our fixed maturity and short-term investments portfolio classified as trading and available-for-sale and our funds held directly managed portfolio as at December 31, 2018 and 2017:

	Credit Spread Shift in Basis Points
As at December 31, 2018	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$8,698	$8,502	$8,314
Market Value Change from Base	—	(2.3)%	(4.4)%
Change in Unrealized Value	$—	$(196)	$(384)

As at December 31, 2017	—	+50	+100
Total Market Value	$7,252	$7,055	$6,865
Market Value Change from Base	—	(2.7)%	(5.3)%
Change in Unrealized Value	$—	$(197)	$(387)

Credit Risk
Credit risk relates to the uncertainty of a counterparty’s ability to make timely payments in accordance with contractual terms of the instrument or contract. We are exposed to direct credit risk primarily within our portfolios of fixed maturity and short-term investments, and through customers, brokers and reinsurers in the form of premiums receivable and reinsurance balances recoverable on paid and unpaid losses, respectively, as discussed below.
Fixed Maturity and Short-Term Investments
As a holder of $8.7 billion of fixed maturity and short-term investments, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity investments of short-to-medium duration and mutual funds. A table of credit ratings for our fixed maturity and short-term investments is in Note 6 - "Investments" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K. At December 31, 2018, 42.6% of our fixed maturity and short-term investment portfolio was rated AA or higher by a major rating agency (December 31, 2017: 40.0%) with 3.6% rated lower than BBB- (December 31, 2017: 5.4%). The portfolio as a whole, including cash, restricted cash, fixed maturity and short term investments and funds held - directly managed, had an average credit quality rating of A+ as at December 31, 2018 (December 31, 2017: A+). In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we do not believe we have significant concentrations of credit risk.
A summary of our fixed maturity and short-term investments by credit rating as of December 31, 2018 and December 31, 2017 is as follows:

Credit rating	2018	2017	Change
AAA	28.2%	26.3%	1.9%
AA	14.4%	13.7%	0.7%
A	30.2%	33.9%	(3.7)%
BBB	23.4%	20.4%	3.0%
Non-investment grade	3.6%	5.4%	(1.8)%
Not rated	0.2%	0.3%	(0.1)%
Total	100.0%	100.0%

Average credit rating	A+	A+
Reinsurance Balances Recoverable on Paid and Unpaid Losses
We have exposure to credit risk as it relates to our reinsurance balances recoverable on paid and unpaid losses. Our insurance subsidiaries remain liable to the extent that retrocessionaires do not meet their contractual obligations and, therefore, we evaluate and monitor concentration of credit risk among our reinsurers. A discussion of our reinsurance balances recoverable on paid and unpaid losses is in Note 8 - "Reinsurance Balances Recoverable on Paid and Unpaid Losses" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Funds Held
Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds balance is credited with investment income and losses payable are deducted. We are subject to credit risk if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due. Our funds held are shown under two categories on the consolidated balance sheets, where funds held upon which we receive the underlying portfolio economics are shown as "Funds held - directly managed", and funds held where we receive a fixed crediting rate are shown as "Funds held by reinsured companies". Both types of funds held are subject to credit risk. We routinely monitor the creditworthiness of reinsured companies with whom we have funds held arrangements. As of December 31, 2018 we have a significant concentration of $1.0 billion with one reinsured company, which has financial strength credit ratings of A+ from A.M. Best and AA from Standard & Poor's.

Equity Price Risk
Our portfolio of equity investments, including the equity funds and equity call options included in other investments (collectively, "equities at risk"), has exposure to equity price risk, which is the risk of potential loss in fair value resulting from adverse changes in stock prices. Our global publicly traded equity portfolio is correlated with a blend of the S&P 500 and MSCI World indices and changes in this blend of indices would approximate the impact on our portfolio. A summary of our equity investments as at December 31, 2018 and 2017 is as follows:

	2018	2017	Change
	(in millions of U.S. dollars)
Publicly traded equity investments in common and preferred stocks	$138.4	$106.6	$31.8
Privately held equity investments in common and preferred stocks	228.7	—	228.7
Private equities funds	248.6	289.6	(41.0)
Equity funds	333.7	249.5	84.2
Fair value of equities at risk	$949.4	$645.7	$303.7

Impact of 10% decline in fair value	$94.9	$64.6	$30.3
In addition to the above, as of December 31, 2018, we had investments of $852.6 million (December 31, 2017: $63.8 million) in hedge funds, included within our other investments, at fair value, that have exposure, among other items, to equity price risk.
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
We have exposure to foreign currency risk through our ownership of European, British, and Australian subsidiaries whose functional currencies are the Euro, British pound and Australian dollar, respectively. Following the closing of the Pavonia sale, as discussed in Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations", we no longer have subsidiaries with a functional currency of Canadian dollars. The foreign exchange gain or loss resulting from the translation of their financial statements from functional currency into U.S. dollars is recorded in the cumulative translation adjustment account, which is a component of accumulated other comprehensive income (loss) in shareholders’ equity. During the three months ended September 30, 2018, we fully repaid our borrowing of Euros under the EGL Revolving Credit Facility, which was hedging the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currency is denominated in Euros, and replaced the hedge with a Euro-denominated foreign currency forward exchange rate contract. During the year ended December 31, 2018, we utilized forward exchange contracts to hedge the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currencies are denominated in Australian dollars. We utilize hedge accounting to record the foreign exchange gain or loss on these instruments in the cumulative translation account. The loan and the forward contracts are discussed in Note 15 - "Debt Obligations and Credit Facilities" and Note 7 - "Derivatives and Hedging Instruments", respectively, in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

In addition, from time to time, we may also utilize foreign currency forward contracts to hedge certain foreign currency exposures in British pounds, Canadian dollars, Euros and Australian dollars which were not designated for hedge accounting.
The table below summarizes our net exposures as at December 31, 2018 and 2017 to foreign currencies:

2018	AUD	CAD	EUR	GBP	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$17.5	$20.2	$17.2	$(35.8)	$1.7	$20.7

Pre-tax impact of a 10% movement of the U.S. dollar(1)	$1.8	$2.0	$1.7	$(3.6)	$0.2	$2.1

2017	AUD	CAD	EUR	GBP	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$(2.1)	$(3.4)	$11.0	$7.0	$3.7	$16.2

Pre-tax impact of a 10% movement of the U.S. dollar(1)	$(0.2)	$(0.3)	$1.1	$0.7	$0.4	$1.6

(1)	Assumes 10% change in U.S. dollar relative to other currencies.
Effects of Inflation
Inflation may have a material effect on our consolidated results of operations by its effect on our assets and our liabilities. Inflation could lead to higher interest rates, resulting in a decrease in the market value of our fixed maturity portfolio. We may choose to hold our fixed maturity investments to maturity, which would result in the unrealized gains or losses accreting back over time. Inflation may also affect the value of certain of our liabilities, primarily our estimate for losses and LAE, such as our cost of claims which includes medical treatments, litigation costs and judicial awards. Although our estimate for losses and LAE is established to reflect the likely payments in the future, we would be subject to the risk that inflation could cause these amounts to be greater than the current estimate for losses and LAE. We seek to take this into account when setting reserves and pricing new business.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Schedules other than those listed above are omitted as they are not applicable or the information has been included in the consolidated financial statements, notes thereto, or elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
Enstar Group Limited:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Enstar Group Limited and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018 and the related notes and financial statement schedules I to VI (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Hamilton, Bermuda
March 1, 2019

ENSTAR GROUP LIMITED
CONSOLIDATED BALANCE SHEETS
As of December 31, 2018 and 2017

	2018	2017
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$114,116	$180,211
Fixed maturities, trading, at fair value	7,248,793	5,696,073
Fixed maturities, available-for-sale, at fair value (amortized cost: 2018 — $151,433; 2017 — $208,097)	151,609	210,285
Funds held - directly managed	1,198,154	1,179,940
Equities, at fair value	367,125	106,603
Other investments, at fair value	1,957,757	913,392
Other investments, at cost	—	125,621
Equity method investments	204,507	343,005
Total investments (Note 6 and Note 11)	11,242,061	8,755,130
Cash and cash equivalents	602,096	955,150
Restricted cash and cash equivalents	380,488	257,686
Premiums receivable	787,468	425,702
Deferred tax assets (Note 20)	10,124	13,001
Prepaid reinsurance premiums	198,990	245,101
Reinsurance balances recoverable on paid and unpaid losses (Note 8)	1,290,072	1,478,806
Reinsurance balances recoverable on paid and unpaid losses, fair value (Note 8 and Note 11)	739,591	542,224
Funds held by reinsured companies	321,267	175,383
Deferred acquisition costs	121,101	64,984
Goodwill and intangible assets (Note 14)	218,725	180,589
Other assets	644,287	512,666
TOTAL ASSETS	$16,556,270	$13,606,422

LIABILITIES
Losses and loss adjustment expenses (Note 10)	$6,535,449	$5,603,419
Losses and loss adjustment expenses, fair value (Note 10 and Note 11)	2,874,055	1,794,669
Policy benefits for life and annuity contracts (Note 12)	105,080	117,207
Unearned premiums	842,618	583,197
Insurance and reinsurance balances payable	388,086	236,697
Deferred tax liabilities (Note 20)	10,542	15,262
Debt obligations (Note 15)	861,539	646,689
Other liabilities	566,369	983,728
TOTAL LIABILITIES	12,183,738	9,980,868

COMMITMENTS AND CONTINGENCIES (Note 23)

REDEEMABLE NONCONTROLLING INTEREST (Note 16)	458,543	479,606

SHAREHOLDERS’ EQUITY (Note 17)

Ordinary shares (par value $1 each, issued and outstanding 2018: 21,459,997; 2017: 19,406,722):
Voting Ordinary Shares (issued and outstanding 2018: 17,950,315; 2017: 16,402,279)	17,950	16,402
Non-voting convertible ordinary Series C Shares (issued and outstanding 2018 and 2017: 2,599,672)	2,600	2,600
Non-voting convertible ordinary Series E Shares (issued and outstanding 2018: 910,010; 2017: 404,771)	910	405
Preferred Shares:
Series C Preferred Shares (issued and held in treasury 2018 and 2017: 388,571)	389	389
Series D Preferred Shares (issued and outstanding 2018: 16,000)	400,000	—
Series E Preferred Shares (issued and outstanding 2018: 4,400)	110,000	—
Treasury shares, at cost (Series C Preferred Shares 2018 and 2017: 388,571)	(421,559)	(421,559)
Additional paid-in capital	1,804,664	1,395,067
Accumulated other comprehensive income	10,440	10,468
Retained earnings	1,976,539	2,132,912
Total Enstar Group Limited Shareholders’ Equity	3,901,933	3,136,684
Noncontrolling interest	12,056	9,264
TOTAL SHAREHOLDERS’ EQUITY	$3,913,989	$3,145,948
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	16,556,270	13,606,422
See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$895,575	$613,121	$823,514
Fees and commission income	35,088	66,103	39,364
Net investment income	270,671	208,789	185,463
Net realized and unrealized gains (losses)	(412,884)	190,334	77,818
Other income	35,085	22,605	10,236
	823,535	1,100,952	1,136,395
EXPENSES
Net incurred losses and loss adjustment expenses	454,025	193,551	174,099
Life and annuity policy benefits	1,003	4,015	(2,038)
Acquisition costs	192,790	96,906	186,569
General and administrative expenses	407,375	435,985	423,734
Interest expense	26,217	28,102	20,642
Net foreign exchange losses	2,668	17,537	665
Loss on sale of subsidiary	—	16,349	—
	1,084,078	792,445	803,671
EARNINGS (LOSS) BEFORE INCOME TAXES	(260,543)	308,507	332,724
Income tax benefit (expense)	6,124	6,395	(34,874)
Earnings (losses) from equity method investments	42,147	5,904	(5,400)
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(212,272)	320,806	292,450
Net earnings from discontinued operations, net of income taxes	—	10,993	11,963
NET EARNINGS (LOSS)	(212,272)	331,799	304,413
Net loss (earnings) attributable to noncontrolling interest	62,051	(20,341)	(39,606)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	(150,221)	311,458	264,807
Dividends on preferred shares	(12,133)	—	—
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$(162,354)	$311,458	$264,807

Earnings per ordinary share attributable to Enstar Group Limited:
Basic:
Net earnings (loss) from continuing operations	$(7.84)	$15.50	$13.10
Net earnings from discontinued operations, net of income taxes	—	0.56	0.62
Net earnings (loss) per ordinary share	$(7.84)	$16.06	$13.72
Diluted:
Net earnings (loss) from continuing operations	$(7.84)	$15.39	$13.00
Net earnings from discontinued operations, net of income taxes	—	0.56	0.62
Net earnings (loss) per ordinary share	$(7.84)	$15.95	$13.62
Weighted average ordinary shares outstanding:
Basic	20,698,310	19,388,621	19,299,426
Diluted	20,904,176	19,527,591	19,447,241
See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(expressed in thousands of U.S. dollars)
NET EARNINGS (LOSS)	$(212,272)	$331,799	$304,413

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on fixed income investments arising during the year	(2,284)	4,776	4,776
Reclassification adjustment for net realized gains (losses) included in net earnings	63	(491)	(384)
Unrealized gains (losses) arising during the year, net of reclassification adjustment	(2,221)	4,285	4,392
Change in currency translation adjustment	(202)	9,423	4,793
Reclassification to earnings on disposal of subsidiary	—	20,751	—
Total cumulative translation adjustment	(202)	30,174	4,793
Decrease in defined benefit pension liability	2,156	1,501	3,079
Total other comprehensive gain (loss)	(267)	35,960	12,264

Comprehensive income (loss)	(212,539)	367,759	316,677
Comprehensive loss (income) attributable to noncontrolling interest	62,291	(22,285)	(40,257)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$(150,248)	$345,474	$276,420
See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(expressed in thousands of U.S. dollars)
Share Capital — Voting Ordinary Shares
Balance, beginning of year	$16,402	$16,175	$16,133
Issue of shares	1,548	35	42
Conversion of Series C Non-Voting Convertible Ordinary Shares	—	192	—
Balance, end of year	$17,950	$16,402	$16,175
Share Capital — Non-Voting Convertible Ordinary Series A Shares
Balance, beginning of year	$—	$—	$2,973
Shares converted to Series C Convertible Participating Non-Voting Preferred Shares	—	—	(2,973)
Balance, end of year	$—	$—	$—
Share Capital — Non-Voting Convertible Ordinary Series C Shares
Balance, beginning of year	$2,600	$2,792	$2,726
Warrants exercised	—	—	66
Conversion to Voting Ordinary Shares	—	(192)	—
Balance, end of year	$2,600	$2,600	$2,792
Share Capital — Non-Voting Convertible Ordinary Series E Shares
Balance, beginning of year	$405	$405	$405
Issue of shares	505	—	—
Balance, end of year	$910	$405	$405
Share Capital - Series C Convertible Participating Non-Voting Preferred Shares
Balance, beginning of year	$389	$389	$—
Conversion of Non-Voting Convertible Ordinary Series A Shares	—	—	389
Balance, end of year	$389	$389	$389
Share Capital - Series D Preferred Shares
Balance, beginning of year	$—	$—	$—
Issue of shares	400,000	—	—
Balance, end of year	$400,000	$—	$—
Share Capital - Series E Preferred Shares
Balance, beginning of year	$—	$—	$—
Issue of shares	110,000	—	—
Balance, end of year	$110,000	$—	$—
Treasury Shares (Series C Preferred Shares)
Balance, beginning and end of year	$(421,559)	$(421,559)	$(421,559)
Additional Paid-in Capital
Balance, beginning of year	$1,395,067	$1,380,109	$1,373,044
Issue of voting ordinary shares and warrants	413,141	450	529
Issuance costs of preferred shares	(14,643)	—	—
Conversion of Series A Non-Voting Convertible Ordinary Stock	—	—	2,584
Amortization of share-based compensation	11,099	14,508	3,952
Balance, end of year	$1,804,664	$1,395,067	$1,380,109
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	$10,468	$(23,549)	$(35,162)
Cumulative translation adjustment
Balance, beginning of year	11,171	(18,993)	(23,790)
Change in currency translation adjustment	(185)	9,413	4,797
Reclassification to earnings on disposal of subsidiary	—	20,751	—
Balance, end of year	10,986	11,171	(18,993)
Defined benefit pension liability
Balance, beginning of year	(3,143)	(4,644)	(7,723)
Change in defined benefit pension liability	2,156	1,501	3,079
Balance, end of year	(987)	(3,143)	(4,644)
Unrealized gains on investments
Balance, beginning of year	2,440	88	(3,649)
Change in unrealized gains (losses) on investments	(1,999)	2,352	3,737
Balance, end of year	441	2,440	88

Balance, end of year	$10,440	$10,468	$(23,549)
Retained Earnings
Balance, beginning of year	$2,132,912	$1,847,550	$1,578,312
Net earnings (loss) attributable to Enstar Group Limited ordinary shareholders	(212,272)	331,799	304,413
Net loss (earnings) attributable to noncontrolling interest	62,051	(20,341)	(39,606)
Dividends on preferred shares	(12,133)	—	—
Change in redemption value of redeemable noncontrolling interests	7,554	(30,978)	4,431
Cumulative effect of change in accounting principle	(1,573)	4,882	—
Balance, end of year	$1,976,539	$2,132,912	$1,847,550
Noncontrolling Interest (excludes redeemable noncontrolling interests)
Balance, beginning of year	$9,264	$8,520	$3,911
Contribution of capital	49	22	5,643
Net earnings (loss) attributable to noncontrolling interest	2,743	722	(1,034)
Balance, end of year	$12,056	$9,264	$8,520

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings (loss)	$(212,272)	$331,799	$304,413
Net earnings from discontinued operations, net of income taxes	—	(10,993)	(11,963)
Adjustments to reconcile net earnings to cash flows used in operating activities:
Realized losses (gains) on sale of investments	27,633	(1,668)	7,036
Unrealized losses (gains) on investments	385,251	(188,666)	(84,854)
Depreciation and other amortization	33,295	36,115	34,938
Net change in trading securities held on behalf of policyholders	—	25,597	(1,284)
Earnings from equity method investments	(42,147)	(5,904)	5,400
Sales and maturities of trading securities	4,802,224	6,111,607	3,406,788
Purchases of trading securities	(5,592,311)	(7,544,649)	(3,100,515)
Net loss on sale of subsidiary	—	16,349	—
Other non-cash items	11,857	15,490	8,566
Changes in:
Reinsurance balances recoverable on paid and unpaid losses	(268,039)	(530,857)	(21,866)
Funds held by reinsured companies	(126,897)	(93,310)	(967,379)
Losses and loss adjustment expenses	960,199	1,363,032	259,339
Policy benefits for life and annuity contracts	(6,776)	(3,314)	(11,037)
Insurance and reinsurance balances payable	151,918	(157,741)	120,515
Unearned premiums	173,725	34,854	5,682
Premiums receivable	(212,423)	(19,026)	(25,264)
Other operating assets and liabilities	(245,309)	278,178	(131,204)
Net cash flows used in operating activities	(160,072)	(343,107)	(202,689)
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	$(245,151)	$(4,185)	$(18,454)
Sale of subsidiary, net of cash sold	—	126,611	—
Sales and maturities of available-for-sale securities	58,219	86,359	81,596
Purchase of available-for-sale securities	(10,386)	(14,848)	(52,568)
Purchase of other investments	(901,071)	(109,885)	(91,093)
Redemption of other investments	436,396	232,827	245,069
Purchase of equity method investments	(155,440)	—	—
Other investing activities	(8,321)	(23,617)	(7,841)
Net cash flows provided by (used in) investing activities	(825,754)	293,262	156,709
FINANCING ACTIVITIES:
Net proceeds from the issuance of preferred shares	$495,357	$—	$—
Dividends on preferred shares	(12,133)	—	—
Contribution by noncontrolling interest	49	22	5,643
Contribution by redeemable noncontrolling interest	55,377	—	—
Dividends paid to noncontrolling interest	(3,852)	(27,458)	—
Receipt of loans	1,132,507	874,100	571,048
Repayment of loans	(914,319)	(912,140)	(493,250)
Net cash flows provided by (used in) financing activities	752,986	(65,476)	83,441
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,588	9,512	(13,985)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(230,252)	(105,809)	23,476
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	1,212,836	1,318,645	1,295,169
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$982,584	$1,212,836	$1,318,645

Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$17,610	$13,192	$22,216
Interest paid	$25,240	$21,487	$19,451

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$602,096	$955,150	$954,871
Restricted cash and cash equivalents	380,488	257,686	363,774
Cash, cash equivalents and restricted cash	$982,584	$1,212,836	$1,318,645
See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017 and 2016

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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Preparation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The consolidated financial statements include our assets, liabilities and results of operations as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016. Results of operations for acquired subsidiaries are included from the date of acquisition. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ materially from our estimates. Accounting policies that we believe are most dependent on assumptions and estimates are considered to be our critical accounting policies and are related to the determination of:

•	liability for losses and loss adjustment expenses ("LAE");

•	liability for policy benefits for life and annuity contracts;

•	reinsurance balances recoverable on paid and unpaid losses;

•	valuation allowances on reinsurance balances recoverable and deferred tax assets;

•	impairment charges, including other-than-temporary impairments on investment securities classified as available-for-sale, and impairments on goodwill, intangible assets and deferred charge assets;

•	gross and net premiums written and net premiums earned;

•	fair value measurements of investments;

•	fair value estimates associated with accounting for acquisitions;

•	fair value estimates associated with loss portfolio transfer reinsurance agreements for which we have elected the fair value option; and

•	redeemable noncontrolling interests.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Commutations of acquired companies’ exposures have the effect of accelerating the payout of claims compared to the probability-weighted ranges of actuarially projected cash flows that we applied when estimating the fair values of assets and liabilities at the time of acquisition. Any material acceleration of payout together with the impact of any material loss reserve savings in any period will also accelerate the amortization of fair value adjustments in that period. Gains or losses on settlement of losses and LAE liabilities by way of commutation or policy buy-back are recognized upon execution of a commutation or policy buyback with the insured or reinsured.
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
Components of Net Incurred Losses and LAE
Included within the total net incurred losses and LAE on our consolidated statement of earnings are the following items:

•	Net losses paid: paid losses and LAE, net of related reinsurance recoveries.

•	Net change in case and LAE reserves: the change in case reserves and associated LAE, net of related reinsurance recoveries.

•	Net change in IBNR reserves: the change in IBNR reserves, net of related reinsurance recoveries.

•	Increase (reduction) in estimates of net ultimate losses: the total of net loses paid, net change in case and LAE reserves and the net change in IBNR.

•	Increase (reduction) in provisions for unallocated LAE: the net change in our provision for unallocated LAE.

•
Amortization of deferred charge assets: the amortization of the deferred charge assets associated with the retroactive reinsurance contracts which we assumed, where the estimated ultimate losses at inception were greater than the premiums received.

•
Amortization of fair value adjustments: the amortization of the fair value adjustments associated with the acquisitions of companies, where the acquired reserves and recoveries were fair valued upon acquisition.

•
Changes in fair value - fair value option: the changes in the fair value for reinsurance agreements where we have elected the fair value option. The change in fair value component includes the changes in the discounted cash flows and risk margin. The underlying net losses paid, net change in case and LAE reserves and the net change in IBNR reserves relating to these reinsurance agreements for which we have elected the fair value option is included in the appropriate line item described above.

•
Net incurred losses and LAE: the total of increase (reduction) in estimates of net ultimate losses, increase (reduction) in provisions for unallocated LAE, amortization of deferred charge assets, amortization of fair value adjustments and changes in fair value - fair value option.

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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
(e) Reinsurance Balances Recoverable on Paid and Unpaid Losses
Amounts billed to, and due from, reinsurers resulting from paid movements in the underlying business are calculated in accordance with the terms of the individual reinsurance contracts. Similarly, reinsurance balances recoverable on paid and unpaid losses related to our case reserves are calculated by applying the terms of any applicable reinsurance coverage to movements in the underlying case reserves. Our estimate of reinsurance balances recoverable on paid and unpaid losses related to IBNR reserves is recognized on a basis consistent with the underlying IBNR reserves.
Our reinsurance balances recoverable on paid and unpaid losses are presented net of a provision for uncollectible amounts, reflecting the amount deemed not collectible due to credit quality, collection problems due to the location of the reinsurer, contractual disputes with reinsurers over individual contentious claims, contract language or coverage issues.
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
Short-term and fixed maturity investments classified as available-for-sale are carried at fair value, with unrealized gains and losses excluded from net earnings and reported as a separate component of accumulated other comprehensive income (loss) ("AOCI"). Realized gains and losses on sales of investments classified as available-for-sale are recognized in the consolidated statements of earnings.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Equities
We have investments in publicly traded equities, which are classified as trading, and we also have investments in privately held equities. Our equity investments are carried at fair value with realized and unrealized holding gains and losses included in net earnings and reported as net realized and unrealized gains and losses.
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
Other investments, at cost
During 2018, we sold our investments in life settlement contracts, which were recorded as other investments, at cost and accounted for under the investment method whereby we recognized our initial investment in the life settlement contracts at the transaction price plus all initial direct external costs. Continuing costs to keep the policy in force, primarily life insurance premiums, increase the carrying amount of the investment. We recognized income on individual investments in life settlements when the insured died, at an amount equal to the excess of the investment proceeds over the carrying amount of the investment at that time.
The investments were subject to quarterly impairment review on a contract-by-contract basis. An investment in life settlements was considered impaired if the undiscounted cash flows resulting from the expected proceeds from the investment in life settlements were not sufficient to recover the current carrying amount for the investment in life settlements plus anticipated undiscounted future premiums and other capitalizable future costs, if any. Impaired contracts were written down to their estimated fair value, which was determined on a discounted cash flow basis using current market longevity assumptions and market yields, with any impairment charges included within net realized and unrealized gains (losses).

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity method investments
Investments in which the Company has significant influence over the operating and financial policies of the investee are classified as equity method investments and are accounted for using the equity method of accounting. In applying the equity method of accounting, investments are initially recorded at cost and are subsequently adjusted based on the Company's proportionate share of net income or loss of the investee. Adjustments are based on the most recently available financial information from the investee. Changes in the carrying value of such investments are recorded in our consolidated statements of earnings as earnings (losses) from equity method investments. Any decline in the value of our equity method investments considered by management to be other-than-temporary is reflected in our consolidated statements of earnings in the period in which it is determined.
Cash and cash equivalents
Cash equivalents includes money market funds, fixed interest deposits and all highly liquid debt instruments purchased with an original maturity of three months or less.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(k) Derivative Instruments
We utilize derivative instruments in our foreign currency risk management strategy and recognize all derivatives as either assets or liabilities in the consolidated balance sheets and carry them at the fair value of the specific instrument utilized. Changes in the fair value as well as realized gains or losses on derivative instruments are recognized in net earnings if they are not designated as qualifying hedging instruments or if the criteria for establishing a perfectly effective designated hedging relationship for our net investment hedges has not been met. However, if a designated net investment hedge is deemed to be perfectly effective, then we recognize the changes in the fair value of the underlying hedging instrument in accumulated other comprehensive income (loss) until the application of hedge accounting is discontinued. Any cumulative gains or losses arising on designated net investment hedges are deferred in accumulated other comprehensive income (loss) until the cumulative translation adjustment ("CTA") from the underlying hedged net investment is recognized in net earnings due to a disposal, deconsolidation or substantial liquidation.
Certain of our funds held arrangements also contain embedded derivatives as described above, which are carried at fair value. In addition, we also hold equity call options as part of our investment strategy.
(l) Income Taxes
Certain of our subsidiaries and branches operate in jurisdictions where they are subject to taxation. Current and deferred tax expense or benefit is charged or credited to net earnings (loss), or, in certain cases, to other comprehensive income (loss), based upon enacted tax laws and rates applicable in the relevant jurisdiction in the period in which the tax becomes accruable or realizable. Deferred taxes are provided for temporary differences between the bases of assets and liabilities used in the financial statements and those used in the various jurisdictional tax returns. When our assessment indicates that all or some portion of deferred tax assets will not be realized, a valuation allowance is recorded against the deferred tax assets to reduce the assets to the amount more likely than not to be realized.
We recognize the benefit relating to tax positions only where the position is more likely than not to be sustained assuming examination by tax authorities. A recognized tax benefit is measured as the largest amount that is greater than 50 percent likely of being realized. A liability or other adjustment is recognized for any tax benefit (along with any interest and penalty, if applicable) claimed in a tax return in excess of the amount allowed to be recognized in the financial statements under U.S. GAAP. Any changes in amounts recognized are recorded in the period in which they are determined.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Intangible assets represent the fair value adjustments related to unpaid losses and LAE, reinsurance balances recoverable on paid and unpaid losses and policy benefits for life and annuity contracts along with the intangible assets arising from the acquisitions of Atrium and StarStone. Definite-lived intangible assets are amortized over their useful lives. Amortization of intangible assets is recognized in the consolidated statement of earnings. Indefinite-lived intangible assets are not subject to amortization. The carrying values of intangible assets are reviewed for indicators of impairment at least annually. Impairment is recognized if the carrying values of the definite-lived intangible assets are not recoverable from their undiscounted cash flows and are measured as the difference between the carrying value and the fair value.
(o) Retroactive Reinsurance
Retroactive reinsurance policies provide indemnification of losses and LAE with respect to past loss events. In our Non-life Run-off segment we use the balance sheet accounting approach for assumed loss portfolio transfers, whereby at the inception of the contract there are no premiums or losses recorded in earnings.
In our Non-life Run-off and StarStone segments we have ceded business to KaylaRe Ltd., a wholly-owned reinsurer, as described in Note 21 - "Related Party Transactions". The reinsurance ceded by StarStone to KaylaRe Ltd. during the year ended December 31, 2016 was mostly recognized as retroactive reinsurance, except for the unearned ceded premium as at December 31, 2016 which was recognized as prospective reinsurance. The reinsurance ceded by StarStone to KaylaRe Ltd. from January 1, 2017 was recognized as prospective reinsurance.
Deferred Charge Assets
If, at the inception of a Non-life Run-off retroactive reinsurance contract, the estimated undiscounted ultimate losses payable are in excess of the premiums received, a deferred charge asset is recorded for the excess. The premium consideration that we charge the ceding companies may be lower than the undiscounted estimated ultimate losses payable due to the time value of money. After receiving the premium consideration in full from our cedents at the inception of the contract, we invest the premium received over an extended period of time, thereby generating investment income. We expect to generate profits from these retroactive reinsurance policies when taking into account the premium received and expected investment income, less contractual obligations and expenses. Deferred charge assets, recorded in other assets, are amortized over the estimated claim payment period of the related contract with the periodic amortization reflected in earnings as a component of losses and LAE. Deferred charge assets amortization is adjusted at each reporting period to reflect new estimates of the amount and timing of remaining loss payments. Changes in the estimated amount and the timing of payments of unpaid losses may have an effect on the unamortized deferred charge assets and the amount of periodic amortization. Deferred charge assets are assessed at each reporting period for impairment. If the asset is determined to be impaired, it is written down in the period in which the determination is made.
Fair Value Option
In our Non-life Run-off segment, we have elected to apply the fair value option for certain loss portfolio transfer reinsurance transactions. This is an irrevocable election that applies to all balances under the insurance contract, including funds held assets, reinsurance balances recoverable on paid and unpaid losses, and the liability for losses and loss adjustment expenses.
We use an internal model to calculate the fair value of the liability for losses and loss adjustment expenses and the reinsurance balances recoverable on paid and unpaid losses asset. Note 11 - "Fair Value Measurements" describes the internal model, including the observable and unobservable inputs used in the model.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
(r) Held-for-sale Business and Discontinued Operations
We report a business as held-for-sale when certain criteria are met, which include (1) management either approved the sale or is in the process of obtaining approval to sell the business and is committed to a formal plan to sell the business, (2) the business is available for immediate sale in its present condition, (3) the business is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (4) the sale is anticipated to occur during the next 12 months, among other specified criteria. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less costs to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Assets and liabilities related to the businesses classified as held-for-sale are separately reported in our Consolidated Balance Sheets beginning in the period in which the business is classified as held-for-sale. Refer to Note 5 for further information regarding our held-for-sale business. The Pavonia business was also classified as a discontinued operation whose results were aggregated and presented within one line in the consolidated statements of earnings for periods prior to its sale.
New Accounting Standards Adopted in 2018
Accounting Standards Update ("ASU") 2017-09, Stock Compensation - Scope of Modification Accounting
In May 2017, the Financial Accounting Standards Board (the "FASB") issued ASU 2017-09, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification ("ASC") 718 - Compensation - Stock Compensation. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The adoption of this guidance did not have any impact on our consolidated financial statements and disclosures.
ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued ASU 2017-07, which amends the requirements in ASC 715 - Compensation - Retirement Benefits, related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The ASU also requires that only the service-cost component of the net benefit cost is eligible for capitalization, which is a change from prior practice, under which entities capitalized the aggregate net benefit cost when applicable. The adoption of this guidance did not have any impact on our consolidated financial statements and disclosures.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets
In February 2017, the FASB issued ASU 2017-05 to clarify the scope of the Board’s guidance on the derecognition of nonfinancial assets (ASC 610-20) as well as the accounting for partial sales of nonfinancial assets. The ASU conforms the derecognition of nonfinancial assets with the model for transactions in the revenue standard, ASC 606. The ASU clarifies that ASC 610-20 applies to the derecognition of all nonfinancial assets and in-substance nonfinancial assets. The ASU also requires an entity to derecognize the nonfinancial asset or in-substance nonfinancial asset in a partial sale transaction when (1) the entity ceases to have a controlling financial interest in a subsidiary pursuant to ASC 810, and (2) control of the asset is transferred in accordance with ASC 606. The adoption of this guidance did not have any impact on our consolidated financial statements and disclosures.
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
ASUs 2016-01 and 2018-03, Recognition and Measurement of Financial Instruments
In January 2016, the FASB issued ASU 2016-01, which amends the guidance on the classification and measurement of financial instruments. Although the ASU retains many of the current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities, and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments.
In February 2018, the FASB also issued ASU 2018-03, which clarifies that entities should use a prospective transition approach only for equity securities they elect to measure using the new measurement alternative. The amendments also clarify that an entity that voluntarily discontinues using the measurement alternative for an equity security without a readily determinable fair value must measure that security and all identical or similar investments of the same issuer at fair value. Under this guidance, this election is irrevocable and will apply to all future purchases of identical or similar investments of the same issuer. The amendments also clarify other aspects of ASU 2016-01 regarding how to apply the measurement alternative and the presentation requirements for financial liabilities measured under the fair value option. The adoption of this guidance was contingent on the adoption of ASU 2016-01.
We adopted ASU 2016-01 as amended by ASU 2018-03 on January 1, 2018 using the modified retrospective approach and recorded a cumulative-effect adjustment of $1.6 million to reduce opening retained earnings for certain of our other investments that were previously classified as available-for-sale securities and for which changes in fair value were previously included in accumulated other comprehensive income.
ASUs 2014-09, 2016-08, 2016-10 and 2016-12, Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU applies to all contracts with customers except those that are within the scope of other topics within the FASB's codification, including ASC 944 - Financial Services - Insurance, ASC 320 - Investments - Debt Securities, ASC 321 - Investments - Equity Securities, ASC 323 - Investments - Equity Method and Joint Ventures and ASC 825 - Financial Instruments. However, while contracts within the scope of ASC 944 are excluded from the scope of the ASU, certain insurance-related contracts are in scope, for example contracts under which service providers charge their customers fixed fees in exchange for an agreement to provide services for an uncertain future event. Certain of the ASU’s provisions also apply to transfers of non-financial assets and include guidance on recognition and measurement. Subsequently, the FASB issued ASUs 2016-08, 2016-10 and 2016-12 that either made targeted amendments to or clarified the implementation of ASU 2014-09.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We adopted ASU 2014-09 and the related amendments on January 1, 2018 using the modified retrospective method with prior periods not being restated. The adoption of this guidance and the related amendments did not have a material impact on our consolidated financial statements and related disclosures, since substantially all of our revenues are from sources that are within the scope of other FASB topics, primarily ASC 944, ASC 320, ASC 321, ASC 323 and ASC 825, and therefore are excluded from the scope of the revenue recognition standard.
Recently Issued Accounting Pronouncements Not Yet Adopted
ASU 2018-17, Targeted Improvements to Related Party Guidance for Variable Interest Entities
In October 2018, the FASB issued ASU 2018-17, which clarifies that when determining whether a decision-making fee is a variable interest, a reporting entity should consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety, as currently required in U.S. GAAP. This amendment will (1) likely result in more decision makers not having a variable interest through their decision-making arrangements and (2) create alignment between determining whether a decision-making fee is a variable interest and determining whether a reporting entity within a related party group is the primary beneficiary of a variable interest entity ("VIE"). The ASU is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted. All entities are required to apply this guidance retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. While some of our subsidiaries are involved in certain decision-making arrangements for which they earn fees that are considered variable interests, they do not meet the primary beneficiary definition under the VIE guidance with respect to these arrangements. Therefore, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and the related disclosures.
ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurements
In August 2018, the FASB issued ASU 2018-13, which amended the fair value measurement guidance in ASC 820 - Fair Value Measurement, by removing and modifying certain existing disclosure requirements, while also adding new disclosure requirements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted, with the amendments being applied either prospectively or retrospectively, as specified in the ASU. In addition, an entity may elect to early adopt the removal or modification of disclosures immediately and delay the adoption of the new disclosure requirements until the effective date. We are currently assessing the impact of adopting this guidance however we do not expect the new or modified disclosures to have a material impact on our consolidated financial statements.
ASU 2018-12, Targeted Improvements to the Accounting for Certain Long-Duration Insurance Contracts
In August 2018, the FASB issued ASU 2018-12, which amends the accounting and disclosure model for certain long-duration insurance contracts under U.S GAAP. The goal of the amendments in this ASU is to improve the following aspects of financial reporting related to long-duration insurance contracts: (1) measurement of the liability for future policy benefits related to non-participating traditional and limited-payment contracts, (2) measurement and presentation of market risk benefits, (3) amortization of deferred acquisition costs, and (4) presentation and disclosures. The ASU is effective for interim and annual reporting periods beginning after December 15, 2020, although early adoption is permitted. Once the transfer of our remaining life insurance policies from our subsidiary Alpha Insurance SA ("Alpha") to Monument Insurance Group Limited ("Monument") is completed, as discussed in Note 12 - "Policy Benefits for Life Contracts", we will only have de minimis exposures relating to long duration insurance contracts in our consolidated subsidiaries. Therefore, the adoption of this guidance is not expected to have a material impact on our consolidated financial statements and related disclosures.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, which gives entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income (“AOCI”) that are deemed stranded in AOCI as a result of the Tax Cuts and Jobs Act (the "Tax Act") enacted in the United States at the end of 2017. The amendments in this guidance eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. The ASU is effective for interim and annual reporting periods beginning after December 15, 2018 but early adoption is permitted in any interim or annual period for which financial statements have not yet been issued. Entities also have the option of applying the ASU either (1) in the period of adoption or (2) retrospectively to each period in which the income tax effects of the Tax Act related to items in AOCI, are recognized. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements and related disclosures.
ASUs 2016-13 and 2018-19, Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, which is codified in ASC 326, amending the guidance on the impairment of financial instruments and significantly changing how entities measure credit losses for most financial assets and certain other financial instruments including reinsurance balances recoverable on paid and unpaid losses that are not measured at fair value through net income. The ASU will replace the existing “incurred loss” approach, with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount under the existing OTTI model. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. The ASU is effective for interim and annual reporting periods beginning after December 15, 2019. In November 2018, the FASB also issued ASU 2018-19 covering targeted improvements to ASU 2016-13, which clarifies that receivables arising from operating leases are not within the scope of ASC 326-20 and that instead, the impairment of such receivables should be accounted for in accordance with ASC 842 - Leases.
We expect to adopt ASU 2016-13 and the related amendments on January 1, 2020 using the modified retrospective approach required by the standard. Upon adoption of the standard, the OTTI approach we currently use for our available-for-sale securities whereby any credit losses are presented as write-downs on individual securities will be replaced by an approach whereby any credit losses are instead presented as an allowance against each security. This revised approach records the full effect of reversals of any credit losses in current period earnings, compared to current U.S. GAAP which amortizes the reversal of credit losses over the lifetime of the security. The length of time an available for sale security has been in an unrealized loss position will no longer be considered in determining whether to record a credit loss. In addition, the historical and implied volatility of the fair value of an available for sale security and recoveries or declines in fair value after the balance sheet date will no longer be considered when making a determination of whether a credit loss exists. For our reinsurance balances recoverable on paid and unpaid losses, the ASU will require us to determine a provision for credit losses associated with our reinsurers based on an “expected loss” approach which will likely differ from the provisions for uncollectible reinsurance balances recoverable on paid and unpaid losses that we have currently recorded, based on the “incurred loss” approach under existing guidance.
We are continuing to review all of our financial instruments as well as assets that are subject to credit risk, primarily our reinsurance balances recoverable and available-for-sale debt securities to determine the provisions for credit losses on the instruments and to quantify the impact of adopting the “expected loss” approach required by the ASU. While we anticipate an increase in our allowances for credit losses for the financial instruments and assets that are within the scope of the ASU given the objective of the new guidance, the magnitude of any increase will depend largely on the composition of our investment portfolio and the reinsurance balances recoverable, in addition to the prevailing economic conditions and forecasts at the time of our adoption of the ASU.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASUs 2016-02, 2018-10 and 2018-11, Leases
In February 2016, the FASB issued ASU 2016-02, which is codified in ASC 842, amending the guidance on the classification, measurement and disclosure of leases for both lessors and lessees. The ASU requires lessees to recognize a right-of-use asset and an offsetting lease liability on the balance sheet and to disclose qualitative and quantitative information about leasing arrangements. Subsequently, in July 2018, the FASB issued ASU 2018-10, which clarifies how to apply certain aspects of ASC 842. The amendments in the ASU address a number of issues in the new leases guidance, including (1) the rate implicit in the lease, (2) impairment of the net investment in the lease, (3) lessee reassessment of lease classification, (4) lessor reassessment of lease term and purchase options, (5) variable payments that depend on an index or rate, and (6) certain transition adjustments.
In July 2018, the FASB also issued ASU 2018-11, which adds a transition option for all entities and a practical expedient only for lessors to ASU 2016-02. The transition option, which we elected on adoption of the guidance, allows entities to choose not to apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. Under the transition option, entities can instead opt to continue to apply the legacy guidance in ASC 840 - Leases, including its disclosure requirements, in the comparative periods presented in the year they adopt the new leases standard. This means that entities that elect this option will only provide annual disclosures for the comparative periods because ASC 840 does not require interim disclosures. Entities that elect this transition option will still be required to adopt the new leases standard using the modified retrospective transition method required by the standard, but they will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The practical expedient provides lessors with an option to not separate the non-lease components from the associated lease components when certain criteria are met and requires them to account for the combined component in accordance with the revenue recognition standard in ASC 606 if the associated non-lease components are the predominant components.
We adopted the new leasing standard and the related amendments on January 1, 2019 using the modified retrospective transition method as required by the standard, and based on the detailed analysis of our operating lease arrangements, we will recognize a right-of-use asset and an offsetting lease liability of approximately $65.0 million on our consolidated balance sheet, relating primarily to office space and facilities that we have leased to conduct our business operations.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. ACQUISITIONS
2018
Maiden Re North America
Overview
On December 27, 2018, we completed the acquisition of Maiden Reinsurance North America, Inc. (“Maiden Re North America”) from a subsidiary of Maiden Holdings, Ltd. ("Maiden Holdings"). Maiden Re North America is a diversified insurance company domiciled in Missouri that provides property and casualty treaty reinsurance, casualty facultative reinsurance and accident and health treaty reinsurance.  As part of the transaction, we also novated and assumed certain reinsurance agreements from Maiden Holdings' Bermuda reinsurer, including certain reinsurance agreements with Maiden Re North America. Refer to Note 4 - "Significant New Business" for additional information relating to these reinsurance agreements. We will operate the business in run-off. The renewal rights were not included in the transaction.
Purchase Price
The total cash paid in the transaction was $286.4 million, subject to certain post-closing adjustments. The components of the consideration paid to acquire all of the outstanding shares of Maiden Re North America were as follows:

Cash paid	$286,375
Adjustment for the fair value of preexisting relationships	10,273
Total purchase price	$296,648
Net assets acquired at fair value (excluding preexisting relationships)	$296,648
Excess of purchase price over fair value of net assets acquired	$—

The purchase price was allocated to the acquired assets and liabilities of Maiden Re North America based on their estimated fair values at the acquisition date.
Adjustment for the Fair Value of Preexisting Relationships
Enstar had contractual preexisting relationships with Maiden Re North America, which were deemed to be effectively settled at fair value on the acquisition date. The differences between the carrying value and the fair value of the preexisting relationships was included as part of the purchase price in accordance with ASC 805 - Business Combinations. The fair value of the balances relating to preexisting reinsurance relationships with Maiden Re North America were deemed to equal their carrying values given their short-term nature and the expectation that they would all be settled within the next twelve months.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Net Assets Acquired and Liabilities Assumed
The following table summarizes the fair values of the assets acquired and liabilities assumed (excluding preexisting relationships and net of the intercompany cession assumed as part of the transaction) in the Maiden Re North America transaction at the acquisition date, which have all been allocated to the Non-life Run-off segment.

ASSETS
Fixed maturities, trading, at fair value	$1,098,593
Short-term investments, trading, at fair value	3,508
Total investments	1,102,101
Cash and cash equivalents	12,035
Restricted cash and cash equivalents	26,871
Premiums receivable	138,378
Prepaid reinsurance premiums	3,257
Reinsurance balances recoverable	87,018
Other assets	96,669
TOTAL ASSETS	$1,466,329
LIABILITIES
Losses and LAE	$1,027,367
Unearned premiums	85,696
Other liabilities	56,618
TOTAL LIABILITIES	1,169,681
NET ASSETS ACQUIRED AT FAIR VALUE	$296,648

Maiden Re North America's Results Included in Condensed Consolidated Statement of Earnings
The table below summarizes the results of the Maiden Re North America operations, which are included in our condensed consolidated statement of earnings from the acquisition date to December 31, 2018:

Net investment income	$675
Net unrealized gains	3,749
General and administrative expenses	(435)
Net earnings	$3,989

KaylaRe
Overview
On May 14, 2018, the Company acquired all of the outstanding shares and warrants of KaylaRe Holdings, Ltd. ("KaylaRe"). In consideration for the acquired shares and warrants of KaylaRe, the Company issued an aggregate of 2,007,017 ordinary shares to the shareholders of KaylaRe, comprising 1,501,778 voting ordinary shares and 505,239 Series E non-voting ordinary shares. Effective May 14, 2018, we consolidated KaylaRe into our consolidated financial statements, and any balances between KaylaRe and Enstar are now eliminated upon consolidation.
Refer to Note 20 - "Related Party Transactions" for additional information relating to KaylaRe.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Fair Value of Enstar Ordinary Shares Issued
The fair value of the Enstar ordinary shares issued was based on the closing price of Enstar's voting ordinary shares of $206.65 as at May 14, 2018, the date the transaction closed. Enstar's non-voting ordinary shares are economically equivalent to Enstar's voting ordinary shares.

Number of Enstar ordinary shares issued	2,007,017
Closing price of Enstar voting ordinary shares as of May 14, 2018	$206.65
Fair value of Enstar ordinary shares issued to shareholders of KaylaRe	$414,750

Fair Value of Previously Held Equity Method Investment
Prior to the close of the transaction, Enstar held a 48.2% interest in KaylaRe, which was accounted for as an equity method investment in accordance with ASC 323 - Investments - Equity Method and Joint Ventures. The acquisition of the remaining 51.8% equity interest in KaylaRe was considered a step acquisition, whereby the Company remeasured the previously held equity method investment to fair value. The Company considered multiple factors in determining the fair value of the previously held equity method investment, including (i) the price negotiated with the selling shareholders for the 51.8% equity interest in KaylaRe, (ii) recent market transactions for similar companies, and (iii) current trading multiples for comparable companies. Based on this analysis, a valuation multiple of 1.05 to KaylaRe's carrying book value was determined to be appropriate to remeasure the previously held equity method investment at fair value. This resulted in the recognition of a gain of $16.0 million on completion of the step acquisition of KaylaRe, which was recorded in other income (loss) for the three and six months ended June 30, 2018.

Carrying value of previously held equity method investment prior to the close of the transaction	$320,130
Price-to-book multiple	1.05
Fair value of previously held equity method investment prior to the close of the transaction	$336,137

Gain recognized on remeasurement of previously held equity method investment to fair value	$16,007

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
As a result of effectively settling all the contractual preexisting relationships with KaylaRe, the Company recognized a loss of $15.6 million, which was recorded in other income (loss) in the three and six months ended June 30, 2018, as summarized below:

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

KaylaRe's Results Included in Consolidated Statement of Earnings
The table below summarizes the results of the KaylaRe operations, which are included in our consolidated statement of earnings from the acquisition date to December 31, 2018:

Premiums earned	$10,188
Incurred losses and LAE	(9,190)
Acquisition costs	(332)
Underwriting income	666
Net investment income	1,972
Net unrealized gains	(6,621)
Net loss	$(4,556)

Supplemental Pro Forma Financial Information (Unaudited)
The following unaudited pro forma condensed combined statement of earnings for the years ended December 31, 2018 and 2017 combines our historical consolidated statements of earnings with those of Maiden Re North America and KaylaRe, giving effect to the business combinations and related transactions as if they had occurred on January 1, 2018 and 2017, respectively. For the year ended December 31, 2018, the operating results of Maiden Re North America and KaylaRe have been included in the consolidated financial statements from each of their respective dates of acquisition. The unaudited pro forma financial information presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions of Maiden Re North America and KaylaRe and related transactions had taken place at the beginning of each period presented, nor is it indicative of future results.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Unaudited
2018	Enstar Group Limited	Maiden Re North America	KaylaRe	Pro forma Adjustments	Enstar Group Limited - Pro forma
Total income	$865,682	$596,860	$(20,554)	$86,842	$1,528,830
Total expenses	(1,077,954)	(618,719)	(57,607)	2,208	(1,752,072)
Total noncontrolling interest	62,051	—	—	—	62,051
Net earnings (loss)	$(150,221)	$(21,859)	$(78,161)	$89,050	$(161,191)

Summary of the Pro Forma Adjustments to the Pro Forma Condensed Consolidated Statement of Earnings for the Twelve Months Ended December 31, 2018 (Unaudited):

Income
(a) Share of net earnings related to KaylaRe as an equity method investee through to May 14, 2018, the date of acquisition	$(10,503)
(b) Loss on settlement of pre-existing relationships on acquisition of KaylaRe	15,598
(c) Revaluation gain on previously held equity method investment in KaylaRe as of the acquisition date	(16,007)
(d) Total income for the period subsequent to the acquisition of KaylaRe already included within Enstar's full year results	97,754
$86,842

Expenses
(a) Total expenses for the period subsequent to the acquisition of KaylaRe already included within Enstar's full year results	$2,208

		Unaudited
2017	Enstar Group Limited	Maiden Re North America	KaylaRe	Pro forma Adjustments	Enstar Group Limited - Pro forma
Total income	$1,106,856	$498,233	$85,528	$(16,203)	$1,674,414
Total expenses	(786,050)	(498,679)	(51,932)	—	(1,336,661)
Total noncontrolling interest	(20,341)	—	—	—	(20,341)
Net earnings (loss)	$300,465	$(446)	$33,596	$(16,203)	$317,412

Summary of the Pro Forma Adjustments to the Pro Forma Condensed Consolidated Statement of Earnings for the Twelve Months Ended December 31, 2017 (Unaudited)

Income
(a) Share of net earnings related to KaylaRe as an equity method investee for the full year to December 31, 2017	(16,203)

2016
DCo
On December 30, 2016, we completed the acquisition of DCo LLC ("DCo"). DCo holds liabilities associated with personal injury asbestos claims and environmental claims arising from its legacy manufacturing operations. DCo’s assets include, amongst others, insurance rights related to coverage against these liabilities and marketable securities.

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

From the date of acquisition to December 31, 2016, we did not record any earnings from DCo.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. SIGNIFICANT NEW BUSINESS
2019
Maiden
On March 1, 2019, we entered into a Master Agreement with Maiden Holdings, Ltd. ("Maiden Holdings") and Maiden Reinsurance Ltd. (“Maiden Re Bermuda”). Under the Master Agreement, Enstar and Maiden Re Bermuda agreed to enter into an Adverse Development Cover Reinsurance Agreement (“ADC Agreement”) pursuant to which Maiden Re Bermuda will cede and Enstar will reinsure 100% of the liability of Maiden Re Bermuda, as reinsurer, under Maiden Re Bermuda’s two existing quota share agreements with certain insurance companies owned directly or indirectly by AmTrust Financial Services, Inc. (“AmTrust”) for losses incurred on or prior to December 31, 2018 in excess of a $2.44 billion retention, as such figure may be adjusted based upon Maiden’s final year end reserves for the underlying business, up to a $675 million limit. The premium payable by Maiden Re Bermuda to Enstar under the ADC Agreement is $500 million. Completion of the transaction is subject to, among other things, regulatory approvals and satisfaction of various closing conditions. The Master Agreement contains customary representations, warranties, covenants and other closing conditions. The transaction is expected to close in the first half of 2019.
Effective immediately upon the signing of the Master Agreement, the parties terminated and released each other from their respective obligations under the previously disclosed Master Agreement, entered into on November 9, 2018. The previous agreement provided for the parties to enter into a retrocession agreement pursuant to which Maiden Re Bermuda would cede and Enstar would reinsure 100% of the liability of Maiden Re Bermuda, as reinsurer, under Maiden Re Bermuda’s two existing AmTrust quota share agreements for losses incurred on or prior to June 30, 2018, for a premium payable by Maiden Re Bermuda to Enstar of $2.675 billion.
Amerisure
On February 15, 2019, we entered into a loss portfolio transfer reinsurance agreement with Amerisure Mutual Insurance Company ("Amerisure") and Allianz Risk Transfer (Bermuda) Limited (“ART Bermuda”). In the transaction, Amerisure has agreed to cede, and each of Enstar and ART Bermuda has agreed to severally assume, a 50% quota share of the construction defect losses incurred by Amerisure and certain of its subsidiaries on or before December 31, 2012. At closing, Amerisure would pay Enstar and ART Bermuda an aggregate premium of $125.0 million, which would be adjusted for a broker commission and paid claims and recoveries from April 1, 2018. Enstar's subsidiary would assume $60.0 million of net reserves in the transaction. Completion of the transaction, which is expected to occur in the first quarter of 2019, is subject to, among other things, regulatory approvals and satisfaction of various other customary closing conditions.
AmTrust RITC Transactions
On February 14, 2019, we entered into four RITC transactions with Syndicates 1206, 1861, 2526 and 5820, managed by AmTrust Syndicates Limited, under which we reinsured to close the 2016 and prior underwriting years. We assumed net reinsurance reserves of approximately £650.0 million (approximately $830.0 million) for cash consideration approximately equal to the net amount of reserves assumed. We have an investment in AmTrust, as described further in Note 21 - "Related Party Transactions".

2018
Allianz
Effective December 31, 2018, we and Allianz SE amended the January 1, 2016 reinsurance agreement between our subsidiary and Allianz SE, which related to our reinsurance of certain U.S. workers' compensation, construction defect, and asbestos, pollution and toxic tort business originally held by Fireman's Fund Insurance Company. The amendment increased the original sub-limit related to asbestos & environmental (“A&E”) liabilities in exchange for a premium of $70.0 million. This additional business is also covered by the consulting agreement that we entered into with San Francisco Reinsurance Company, an affiliate of Allianz, in connection with our 2016 transaction with Allianz discussed below.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maiden LPT
On December 27, 2018, as part of the acquisition of Maiden Re North America as discussed in Note 3 - "Acquisitions", we also novated and assumed certain reinsurance agreements from Maiden Re Bermuda, including certain affiliate reinsurance agreements with Maiden Re North America. We assumed total gross unaffiliated reserves of $72.1 million for total assets of $70.4 million on a funds held basis and recorded a deferred charge asset of $1.7 million, included in other assets.
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
Zurich Australia
On February 23, 2018, we entered into a reinsurance agreement with Zurich Australian Insurance Limited, a subsidiary of Zurich Insurance Group ("Zurich"), to reinsure its New South Wales Vehicle Compulsory Third Party ("CTP") insurance business. Under the agreement, which was effective as of January 1, 2018, we assumed gross loss reserves of AUD$359.4 million ($280.8 million) in exchange for consideration of AUD$343.9 million ($268.7 million). We elected the fair value option for this reinsurance contract and recorded an initial fair value adjustment of AUD$15.5 million ($12.1 million) on the assumed gross loss reserves. Refer to Note 11 - "Fair Value Measurements" for a description of the fair value process and the assumptions made.
Following the initial reinsurance transaction, which transferred the economics of the CTP insurance business, we and Zurich also completed a portfolio transfer of the CTP insurance business under Division 3A Part III of Australia's Insurance Act 1973 (Cth), effective December 31, 2018, which provided legal finality for Zurich's obligations.
Neon RITC Transaction
On February 16, 2018, we completed a reinsurance-to-close (“RITC”) transaction with Neon Underwriting Limited ("Neon"), under which we reinsured to close the 2015 and prior underwriting years of account (comprising underwriting years 2008 to 2015) of Neon's Syndicate 2468, with effect from January 1, 2018. We assumed gross loss reserves of£403.9 million ($546.3 million) and net loss reserves of £342.1 million ($462.6 million) relating to the portfolio in exchange for consideration of £329.1 million ($445.1 million). We elected the fair value option for this reinsurance contract and recorded initial fair value adjustments of $20.6 million and $17.5 million on the gross and net loss reserves assumed, respectively. Refer to Note 11 - "Fair Value Measurements" for a description of the fair value process and the assumptions made.
Novae RITC Transaction
On January 29, 2018, we completed an RITC transaction with AXIS Managing Agency Limited, under which we reinsured to close the 2015 and prior underwriting years of account of Novae Syndicate 2007 ("Novae"), with effect from January 1, 2018. We assumed gross loss reserves of £860.1 million ($1,163.2 million) and net loss reserves of £630.7 million ($853.0 million) relating to the portfolio in exchange for consideration of £594.1 million ($803.5 million) and recorded initial fair value adjustments of $67.5 million and $49.5 million on the gross and net loss reserves assumed, respectively. Refer to Note 11 - "Fair Value Measurements" for a description of the fair value process and the assumptions made.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2017
Allianz
On December 28, 2017, we entered into a reinsurance agreement with Allianz SE (“Allianz”) to reinsure a portfolio of Allianz’s run-off business, effective December 31, 2017. Pursuant to the reinsurance agreement, we reinsured 50% of certain U.S. workers' compensation, asbestos, and toxic tort business originally held by San Francisco Reinsurance Company, an affiliate of Allianz, and in the process assumed net reinsurance reserves of $81.4 million. Affiliates of Allianz retained $81.4 million of reinsurance premium as funds withheld collateral for the obligations under the reinsurance agreement and we transferred $8.1 million to a reinsurance trust to further support our obligations. We also provide ongoing consulting services with respect to the entire $162.8 million portfolio, including the 50% share retained by affiliates of Allianz.
RSA
On February 7, 2017, we entered into an agreement to reinsure the U.K. employers' liability legacy business of RSA Insurance Group PLC ("RSA"). Pursuant to the transaction, our subsidiary assumed gross insurance reserves of £1,046.4 million ($1,301.8 million), relating to 2005 and prior year business. Net insurance reserves assumed were £927.5 million ($1,153.9 million) and the reinsurance premium received was £801.6 million ($997.2 million). We elected the fair value option for this reinsurance contract. The initial fair value adjustment on the gross reserves was $174.1 million, and on the net reserves was $156.7 million. Refer to Note 11 - "Fair Value Measurements" for a description of the fair value process and assumptions.
Following the initial reinsurance transaction, which transferred the economics of the portfolio up to the policy's limits, we and RSA are pursuing a portfolio transfer of the business under Part VII of the Financial Services and Markets Act 2000, which would provide legal finality for RSA's obligations. The transfer is subject to court, regulatory and other approvals.
QBE
On January 11, 2017, we closed a transaction to reinsure multi-line property and casualty business of QBE Insurance Group Limited ("QBE"). We assumed gross reinsurance reserves of approximately $1,019.0 million (net reserves of $447.0 million) relating to the portfolio, which primarily includes workers' compensation, construction defect, and general liability discontinued lines of business. The reinsurance premium received was $403.8 million, comprised of $227.6 million in restricted cash and $176.2 million in funds held. We elected the fair value option for this reinsurance contract. The initial fair value adjustment was $180.0 million on the gross reserves and $43.2 million on the net reserves. Refer to Note 11 - "Fair Value Measurements" for a description of the fair value process and assumptions. In addition, we pledged a portion of the premium as collateral to a subsidiary of QBE, and we have provided additional collateral and a limited parental guarantee.

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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allianz
On February 17, 2016, we entered into a reinsurance agreement with Allianz to reinsure portfolios of Allianz's run-off business. Pursuant to the reinsurance agreement, our subsidiary reinsured 50% of certain portfolios of workers' compensation, construction defect, and asbestos, pollution, and toxic tort business originally held by Fireman's Fund Insurance Company, and in the process assumed net reinsurance reserves of $1.1 billion. Affiliates of Allianz retained $1.1 billion of reinsurance premium as funds withheld collateral for the obligations of our subsidiary under the reinsurance agreement and we transferred $110.0 million to a reinsurance trust to further support our subsidiary's obligations. We have also provided a limited parental guarantee, which is subject to a maximum cap.  The combined monetary total of the support offered by us through the trust and parental guarantee was initially capped at $270.0 million.
In addition to the reinsurance transaction described above, we have entered into a consulting agreement with San Francisco Reinsurance Company, an affiliate of Allianz, with respect to the entire $2.2 billion portfolio, including the 50% share retained by affiliates of Allianz.
Neon RITC Transaction
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. DIVESTITURES, HELD-FOR-SALE BUSINESSES AND DISCONTINUED OPERATIONS
Pavonia
On December 29, 2017, we completed the sale of our subsidiary, Pavonia Holdings (US), Inc. (“Pavonia”), to Southland National Holdings, Inc. (“Southland”), a Delaware corporation and a subsidiary of Global Bankers Insurance Group, LLC. The aggregate purchase price was $120.0 million. We used the proceeds to make repayments under our revolving credit facility. Pavonia was a substantial portion of our previously reported Life and Annuities segment. We classified the assets and liabilities of the business to be sold as held-for-sale.
The Pavonia business qualified as a discontinued operation. The following table summarizes the components of net earnings (losses) from discontinued operations on the consolidated statements of earnings for the years ended December 31, 2017 and 2016:

	2017	2016
Operations:
INCOME
Net premiums earned	$55,906	$69,089
Net investment income	41,117	38,140
Net realized and unrealized gains	577	4,263
Other income	1,564	1,912
	$99,164	$113,404
EXPENSES
Life and annuity policy benefits	84,029	76,594
Acquisition costs	9,025	9,836
General and administrative expenses	12,813	14,416
Other expenses	(26)	199
	$105,841	$101,045
EARNINGS (LOSS) BEFORE INCOME TAXES	(6,677)	12,359
INCOME TAXES	$(3,190)	(396)
NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS BEFORE GAIN ON SALE	$(9,867)	$11,963

Disposal:
Consideration received	120,000	—
Less: Carrying value of subsidiary	86,961	—
Less: Cumulative currency translation adjustment previously recorded in accumulated other comprehensive income	12,179	—
Gain on sale of subsidiary	$20,860	$—

NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS	$10,993	$11,963
The following table presents the cash flows of Pavonia whilst under our ownership for the years ended December 31, 2017 and 2016:

	2017	2016
Operating activities	$75,714	$(71,521)
Investing activities	42,542	56,646
Change in cash of businesses held for sale	$118,256	$(14,875)

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cash, cash equivalents and restricted cash carried on the balance sheet of Pavonia on December 29, 2017, the date of disposal, were $135.1 million.
A sale of one subsidiary, Pavonia Life Insurance Company of New York ("PLIC NY"), has not yet completed. As of both December 31, 2018 and 2017, included within other assets and other liabilities on our consolidated balance sheet were amounts of $24.0 million and $11.3 million, respectively, relating to PLIC NY.
Laguna
On August 29, 2017, we closed the previously-announced sale of our wholly-owned subsidiary Laguna Life DAC (“Laguna”) to a subsidiary of Monument Insurance Group Limited ("Monument"), for a total consideration of €25.6 million (approximately $30.8 million). We have an equity method investment in Monument, as described further in Note 21 - "Related Party Transactions". Laguna was classified as held-for-sale during 2017 prior to its sale.
Following the closing of the sale of Laguna, we recorded a loss on sale of $16.3 million for the year ended December 31, 2017, which has been included in earnings from continuing operations before income taxes in our consolidated statement of earnings. This loss includes a cumulative currency translation adjustment balance of $6.3 million, which has been reclassified from accumulated other comprehensive income and included in earnings as a component of the loss on sale of Laguna during the year ended December 31, 2017, following the closing of the sale. Excluding the loss on sale, the net earnings (losses) relating to Laguna for the years ended December 31, 2017 and 2016 were $(1.2) million and $1.0 million, respectively. These amounts were not significant to our consolidated operations and therefore Laguna was not classified as a discontinued operation in current or prior periods.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. INVESTMENTS
We hold: (i) trading portfolios of fixed maturity investments, short-term investments and equities, carried at fair value; (ii) available-for-sale portfolios of fixed maturity, carried at fair value; (iii) other investments carried at either fair value or cost; (iv) equity method investments; and (v) funds held - directly managed.

Fixed Maturity Investments
Asset Types
The fair values of the underlying asset types of our short-term investments and fixed maturity investments, classified as trading and available-for-sale, and the fixed maturity investments included within our funds held - directly managed balance were as follows as at December 31, 2018 and 2017:

	2018
	Short-term Investments	Trading	Available-for-sale	Funds Held - Directly Managed	Total
U.S. government and agency	$45,885	$389,735	$573	$74,052	$510,245
U.K. government	2,275	298,356	—	—	300,631
Other government	19,064	679,525	73,185	22,036	793,810
Corporate	44,900	4,081,793	75,359	637,788	4,839,840
Municipal	—	73,856	2,480	53,929	130,265
Residential mortgage-backed	—	682,962	12	90,583	773,557
Commercial mortgage-backed	—	488,598	—	224,465	713,063
Asset-backed	1,992	553,968	—	80,521	636,481
Total fixed maturity and short-term investments	$114,116	$7,248,793	$151,609	$1,183,374	$8,697,892

	2017
	Short-term Investments	Trading	Available-for-sale	Funds Held - Directly Managed	Total
U.S. government and agency	$25,083	$528,953	$4,187	$69,850	$628,073
U.K. government	6,528	304,357	—	—	310,885
Other government	532	295,715	85,437	2,926	384,610
Corporate	147,766	3,215,294	115,121	695,490	4,173,671
Municipal	201	100,020	5,136	58,930	164,287
Residential mortgage-backed	—	288,713	31	29,439	318,183
Commercial mortgage-backed	101	421,447	—	211,186	632,734
Asset-backed	—	541,574	373	97,565	639,512
Total fixed maturity and short-term investments	$180,211	$5,696,073	$210,285	$1,165,386	$7,251,955

Included within residential and commercial mortgage-backed securities as at December 31, 2018 were securities issued by U.S. governmental agencies with a fair value of $656.6 million (as at December 31, 2017: $181.8 million). Included within corporate securities as at December 31, 2018 were senior secured loans of $20.4 million (as at December 31, 2017: $68.9 million).

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contractual Maturities
The contractual maturities of our short-term investments and fixed maturity investments, classified as trading and available-for-sale, and the fixed maturity investments included within our funds held - directly managed balance are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of December 31, 2018	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$338,175	$333,037	3.8%
More than one year through two years	646,924	630,858	7.3%
More than two years through five years	2,037,268	1,991,016	22.9%
More than five years through ten years	2,225,632	2,163,507	24.9%
More than ten years	1,532,670	1,456,373	16.7%
Residential mortgage-backed	772,457	773,557	8.9%
Commercial mortgage-backed	729,232	713,063	8.2%
Asset-backed	642,618	636,481	7.3%
	$8,924,976	$8,697,892	100.0%

Credit Ratings
The following table sets forth the credit ratings of our short-term investments and fixed maturity investments, classified as trading and available-for-sale, and the fixed maturity investments included within our funds held - directly managed balance as at December 31, 2018:

	Amortized Cost	Fair Value	% of Total	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated

U.S. government and agency	$512,360	$510,245	5.9%	$502,819	$7,426	$—	$—	$—	$—
U.K. government	301,749	300,631	3.5%	2,144	298,487	—	—	—	—
Other government	814,614	793,810	9.1%	322,606	213,639	69,601	154,800	32,592	572
Corporate	5,019,018	4,839,840	55.6%	129,059	470,571	2,306,532	1,731,398	197,822	4,458
Municipal	132,928	130,265	1.5%	7,934	69,270	41,666	11,395	—	—
Residential mortgage-backed	772,457	773,557	8.9%	644,418	51,729	8,658	10,495	54,727	3,530
Commercial mortgage-backed	729,232	713,063	8.2%	487,054	70,620	77,538	60,879	7,297	9,675
Asset-backed	642,618	636,481	7.3%	358,574	68,174	125,644	66,136	17,573	380
Total	$8,924,976	$8,697,892	100.0%	$2,454,608	$1,249,916	$2,629,639	$2,035,103	$310,011	$18,615
% of total fair value				28.2%	14.4%	30.2%	23.4%	3.6%	0.2%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrealized Gains and Losses on Available-for-sale Fixed Maturity Investments
The amortized cost and fair values of our fixed maturity investments classified as available-for-sale were as follows as at December 31, 2018 and 2017:

2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$576	$—	$(3)	$573
Other government	72,811	1,219	(845)	73,185
Corporate	75,535	1,006	(1,182)	75,359
Municipal	2,499	—	(19)	2,480
Residential mortgage-backed	12	—	—	12
	$151,433	$2,225	$(2,049)	$151,609

2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$4,210	$—	$(23)	$4,187
Other government	84,776	1,249	(588)	85,437
Corporate	113,561	2,436	(876)	115,121
Municipal	5,146	8	(18)	5,136
Residential mortgage-backed	31	—	—	31
Asset-backed	373	—	—	373
	$208,097	$3,693	$(1,505)	$210,285

Gross Unrealized Losses on Available-for-sale Fixed Maturity Investments
The following tables summarize our fixed maturity and short-term investments classified as available-for-sale in a gross unrealized loss position, as at December 31, 2018 and 2017:

	12 Months or Greater		Less Than 12 Months		Total
2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity investments, at fair value
U.S. government and agency	$573	$(3)	$—	$—	$573	$(3)
Other government	7,351	(345)	11,000	(500)	18,351	(845)
Corporate	11,888	(629)	25,227	(553)	37,115	(1,182)
Municipal	1,783	(18)	283	(1)	2,066	(19)
Residential mortgage-backed	12	—	—	—	12	—
Total fixed maturity investments	$21,607	$(995)	$36,510	$(1,054)	$58,117	$(2,049)

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	12 Months or Greater		Less Than 12 Months		Total
2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity and short-term investments, at fair value
U.S. government and agency	$2,344	$(16)	$1,842	$(7)	$4,186	$(23)
Other government	11,101	(373)	20,965	(215)	32,066	(588)
Corporate	9,177	(807)	24,200	(69)	33,377	(876)
Municipal	369	(5)	3,605	(13)	3,974	(18)
Total fixed maturity investments	$22,991	$(1,201)	$50,612	$(304)	$73,603	$(1,505)

As at December 31, 2018 and 2017, the number of securities classified as available-for-sale in an unrealized loss position was 88 and 96, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 42 and 37, respectively.
Other-Than-Temporary Impairment on Available-for-sale Fixed Maturity Investments
For the years ended December 31, 2018, 2017 and 2016, we did not recognize any other-than-temporary impairment losses on our available-for-sale securities. We determined that no credit losses existed as at December 31, 2018 and 2017. A description of our other-than-temporary impairment process is included in Note 2 - "Significant Accounting Policies". There were no changes to our process in the years ended December 31, 2018 and 2017.
Equity Investments
The following table summarizes our equity investments classified as trading as at December 31, 2018 and 2017:

	2018	2017
Publicly traded equity investments in common and preferred stocks	$138,415	$106,603
Privately held equity investments in common and preferred stocks	228,710	—
	$367,125	$106,603

Our publicly traded equity investments in common and preferred stocks predominantly trade on the major exchanges and are managed by our external advisors. Our publicly traded equity investments are widely diversified and there is no significant concentration in any specific industry.
Our privately held equity investments in common and preferred stocks are direct investments in companies that we believe offer attractive risk adjusted returns and/or offer other strategic advantages. Each investment may have its own unique terms and conditions and there may be restrictions on disposals. The market for these investments is illiquid and there is no active market. Included within the above balance as at December 31, 2018 is an indirect investment in AmTrust, with a fair value of $200.0 million. Refer to Note 21 - "Related Party Transactions" for further information.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Investments, at fair value
The following table summarizes our other investments carried at fair value as of December 31, 2018 and 2017:

	2018	2017
Hedge funds	$852,584	$63,773
Fixed income funds	403,858	229,999
Equity funds	333,681	249,475
Private equity funds	248,628	289,556
CLO equities	39,052	56,765
CLO equity fund	37,260	12,840
Private credit funds	33,381	10,156
Others	9,313	828
	$1,957,757	$913,392

The valuation of our other investments is described in Note 11 - "Fair Value Measurements". Due to a lag in the valuations of certain funds reported by the managers, we may record changes in valuation with up to a three-month lag. We regularly review and discuss fund performance with the fund managers to corroborate the reasonableness of the reported net asset values and to assess whether any events have occurred within the lag period that would affect the valuation of the investments. The following is a description of the nature of each of these investment categories:

•
Hedge funds may invest in a wide range of instruments, including debt and equity securities, and utilize various sophisticated strategies to achieve their objectives. We invest in a mixture of fixed income, equity and multi-strategy hedge funds. The hedge funds in which we invest have various imposed lock-up periods of up to three years and redemption terms, predominantly 60 and 90 days. Certain of the hedge funds in which we invest that are past their lock up periods are currently eligible for redemption, while others, with a market value of $766.1 million, are still in the lock-up period. Investments of $71.5 million in fixed income hedge funds were subject to gates or side-pockets, where redemptions are subject to the sale of underlying investments. A gate is the ability to deny or delay a redemption request, whereas a side-pocket is a designated account for which the investor loses its redemption rights.

•
Fixed income funds comprise a number of positions in diversified fixed income funds that are managed by third-party managers. Underlying investments vary from high-grade corporate bonds to non-investment grade senior secured loans and bonds, but are generally invested in liquid fixed income markets. These funds have regularly published prices. One of the funds, with a market value of $44.2 million in which we invest has a lock-up period of up to two years and is eligible for quarterly redemptions thereafter with 65 days' notice. Another fund, with a market value of $68.8 million, is not currently eligible for redemption. All other funds have liquidity terms that vary from daily up to 30 days' notice.

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

•
CLO equity fund invests primarily in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans. This fund has a fair value of $37.3 million and approximately 28% of the fund is eligible for redemption.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
Private credit funds invest in direct senior or collateralized loans. The investments are subject to restrictions on redemption and sales that are determined by the governing documents and limit our ability to liquidate our positions in the funds.

•
Others comprise of various investments including a real estate debt fund that invests primarily in European commercial real estate equity, call options on equities and a fund that provides loans to educational institutions throughout the United States and its territories.

The increase in our other investments carried at fair value between December 31, 2018 and December 31, 2017 was primarily attributable to $626.5 million of other investments acquired as part of the KaylaRe acquisition and net additional subscriptions of $583.7 million to hedge funds, equity funds and fixed income funds.
As at December 31, 2018, we had unfunded commitments of $228.2 million to private equity funds.
Other Investments, at cost
During 2018, we sold our investments in life settlement contracts, which were carried at cost. During the years ended December 31, 2018, 2017 and 2016, net investment income included $6.5 million, $13.8 million and $18.0 million, respectively, related to investments in life settlements. During the years ended December 31, 2018, 2017 and 2016, there were impairment charges of $6.6 million, $7.2 million and $5.3 million, respectively, recognized in net realized and unrealized gains/losses.
Equity Method Investments
The table below shows our equity method investments as of December 31, 2018 and 2017:

	2018			2017
	Investment	Ownership %	Carrying Value	Investment	Ownership %	Carrying Value
Enhanzed Re	$94,800	47.4%	$94,800	$—	—%	$—
Citco	50,000	31.9%	50,812	—	—%	—
Monument	26,600	26.6%	42,193	15,960	26.6%	15,960
Clear Spring	11,210	20.0%	$10,070	11,210	20.0%	10,596
Other	15,250	~30%	6,632	15,250	~30%	6,633
KaylaRe	—	—%	—	299,026	48.2%	309,816
	$197,860		$204,507	$341,446		$343,005

Refer to Note 21 - "Related Party Transactions" for further information regarding our investments in Clear Spring, Citco, Monument, KaylaRe and Enhanzed Re.
As at December 31, 2018, we had unfunded commitments of $167.2 million related to equity method investments.
Funds Held
Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. We either have (i) funds held by reinsured companies, which are carried at amortized cost and on which we receive a fixed crediting rate, or (ii) funds held - directly managed, which are carried at fair value and on which we receive the underlying return on the portfolio. The investment returns on both categories of funds held are recognized in net investment income and net realized and unrealized gains (losses). The funds held balance is credited with investment income and losses payable are deducted.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Funds Held - Directly Managed
Funds held - directly managed, where we receive the underlying return on the investment portfolio, are carried at fair value, either because we elected the fair value option at the inception of the reinsurance contract, or because it represents the aggregate of funds held at amortized cost and the fair value of an embedded derivative. The embedded derivative relates to our contractual right to receive the return on the underlying investment portfolio supporting the reinsurance contract. We include the estimated fair value of these embedded derivatives in the consolidated balance sheets with the host contract in order to reflect the expected settlement of these features with the host contract. The change in the fair value of the embedded derivative is included in net unrealized gains (losses). The following table summarizes the components of the funds held - directly managed as of December 31, 2018 and 2017:

	2018	2017
Fixed maturity investments, trading	$1,183,374	$1,165,386
Other assets	14,780	14,554
	$1,198,154	$1,179,940

The following table summarizes the fixed maturity investment components of funds held - directly managed as of December 31, 2018 and 2017:

	2018			2017
	Funds held - Directly Managed - Fair Value Option	Funds held - Directly Managed - Variable Return	Total	Funds held - Directly Managed - Fair Value Option	Funds held - Directly Managed - Variable Return	Total
Fixed maturity investments, at amortized cost	$179,670	$1,044,377	$1,224,047	$174,227	$985,486	$1,159,713
Net unrealized gains (losses):
Change in fair value - fair value option accounting	(2,733)	—	(2,733)	973	—	973
Change in fair value - embedded derivative accounting	—	(37,940)	(37,940)	—	4,700	4,700
Fixed maturity investments within funds held - directly managed, at fair value	$176,937	$1,006,437	$1,183,374	$175,200	$990,186	$1,165,386

Refer to the sections above for details of the fixed maturity investments within our funds held - directly managed portfolios.
Funds Held by Reinsured Companies
Funds held by reinsured companies, where we received a fixed crediting rate, are carried at cost on our consolidated balance sheets. As of December 31, 2018 and 2017, we had funds held by reinsured companies of $321.3 million and $175.4 million, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Investment Income
Major categories of net investment income for the years ended December 31, 2018, 2017 and 2016 are summarized as follows:

	2018	2017	2016
Fixed maturity investments	$189,000	$144,367	$114,885
Short-term investments and cash and cash equivalents	12,117	9,314	4,491
Funds held	10,041	601	22,583
Funds held – directly managed	37,623	32,479	5,769
Investment income from fixed maturities and cash and cash equivalents	248,781	186,761	147,728
Equity investments	5,397	4,355	4,874
Other investments	19,703	14,337	22,515
Life settlements and other	6,511	14,370	18,191
Investment income from equities and other investments	31,611	33,062	45,580
Gross investment income	280,392	219,823	193,308
Investment expenses	(9,721)	(11,034)	(7,845)
Net investment income	$270,671	$208,789	$185,463

Net Realized and Unrealized Gains (Losses)
Components of net realized and unrealized gains (losses) for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Net realized gains (losses) on sale:
Gross realized gains on fixed maturity securities, available-for-sale securities (1)	$27	$616	$405
Gross realized losses on fixed maturity securities, available-for-sale securities (1)	(90)	(125)	(21)
Net realized gains (losses) on fixed maturity securities, trading	(27,646)	4,695	1,848
Net realized losses on fixed maturity securities in funds held - directly managed portfolios	(3,940)	(4,219)	(14,616)
Net realized gains on equity investments, trading	4,016	701	5,348
Total net realized gains (losses) on sale	(27,633)	1,668	(7,036)
Net unrealized gains (losses):
Fixed maturity securities, trading	(165,187)	35,878	36,314
Fixed maturity securities in funds held - directly managed portfolios	(46,257)	33,902	(28,317)
Equity investments, trading	(9,831)	16,498	6,561
Other investments	(163,976)	102,388	70,296
Total net unrealized gains (losses)	(385,251)	188,666	84,854
Net realized and unrealized gains (losses)	$(412,884)	$190,334	$77,818

(1)The gross realized gains and losses on available-for-sale investments included in the table above resulted from sales of $11.4 million, $40.8 million and $41.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Assets
We utilize trust accounts to collateralize business with our insurance and reinsurance counterparties. We are also required to maintain investments and cash and cash equivalents on deposit with regulatory authorities and Lloyd's to support our insurance and reinsurance operations. The investments and cash and cash equivalents on deposit are available to settle insurance and reinsurance liabilities. Collateral generally takes the form of assets held in trust, letters of credit or funds held. The assets used as collateral are primarily highly rated fixed maturity securities. The carrying value of our restricted assets, including restricted cash of $380.5 million and $257.7 million, as of December 31, 2018 and 2017, respectively, was as follows:

	2018	2017
Collateral in trust for third party agreements	$4,336,752	$3,118,892
Assets on deposit with regulatory authorities	579,048	599,829
Collateral for secured letter of credit facilities	127,841	151,467
Funds at Lloyd's (1)	354,589	234,833
	$5,398,230	$4,105,021
(1) Our businesses include three Lloyd's syndicates. Lloyd's determines the required capital principally through the annual business plan of each syndicate. This capital is referred to as "Funds at Lloyd's" and will be drawn upon in the event that a syndicate has a loss that cannot be funded from other sources. We also utilize unsecured letters of credit for Funds at Lloyd's, as described in Note 15 - "Debt Obligations and Credit Facilities".
The increase in the collateral held in trust for third-party agreements and Funds at Lloyd's was primarily due to the transactions with Neon, Novae, Zurich and Maiden Re North America described in Note 3 - "Acquisitions" and Note 4 - "Significant New Business".

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. DERIVATIVES AND HEDGING INSTRUMENTS
Foreign Currency Hedging of Net Investments in Foreign Operations
We use foreign currency forward exchange rate contracts in qualifying hedging relationships to hedge the foreign currency exchange rate risk associated with certain of our net investments in foreign operations. At December 31, 2018 and 2017, we had forward foreign currency contracts in place which we had designated as hedges of our net investments in foreign operations.
The following table presents the gross notional amounts and the estimated fair values recorded within other assets and liabilities related to our qualifying foreign currency forward exchange rate contracts as at December 31, 2018 and 2017:

	2018			2017
		Fair Value			Fair Value
	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
Foreign exchange forward - AUD	$42,258	$1,377	$—	$32,810	$—	$965
Foreign exchange forward - EUR	66,422	238	300	—	—	—
Foreign exchange forward - CAD	—	—	—	27,141	11	512
Total qualifying hedges	$108,680	$1,615	$300	$59,951	$11	$1,477
The Canadian Dollar ("CAD") foreign currency contract that we had in place to hedge the net investment in our CAD denominated operations was discontinued effective December 31, 2017 following the disposal of those operations.
The following table presents the amounts of the net gains and losses deferred in the CTA account, which is a component of AOCI, in shareholders' equity, related to our qualifying foreign currency forward exchange rate contracts for the years ended December 31, 2018, 2017 and 2016:

	Amount of Gains (Losses) Deferred in AOCI
	2018	2017	2016
Foreign exchange forward - AUD	$3,438	$(1,247)	$2,568
Foreign exchange forward - EUR	1,000	—	—
Foreign exchange forward - CAD	—	—	1,186
Total qualifying hedges	$4,438	$(1,247)	$3,754

Following the completion of the sale of Pavonia, which closed on December 29, 2017, we reclassified from CTA to earnings, the cumulative losses of $1.1 million related to the CAD foreign currency forward contract which hedged our CAD denominated net investment in Pavonia.
Non-derivative Hedging Instruments of Net Investments in Foreign Operations
As at December 31, 2018 and 2017, there were borrowings of €nil and €50.0 million ($60.1 million), respectively, under our revolving credit facilities that were designated as non-derivative hedges of our net investment in certain subsidiaries whose functional currency is denominated in Euros. These Euro-denominated borrowings were repaid in full and replaced by a Euro-denominated foreign currency forward exchange rate contract in a qualifying hedging arrangement during the year ended December 31, 2018.
The following table presents the amounts of the net gains and losses deferred in the CTA account in AOCI relating to these qualifying Euro-loan non-derivative hedging instruments for the years ended December 31, 2018, 2017 and 2016:

	Amount of Gains (Losses) Deferred in AOCI
	2018	2017	2016
Net gains (losses) on qualifying non-derivative hedges	$3,144	$(9,375)	$6,000

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Foreign Currency Forward Contracts
The following table presents the gross notional amounts and the estimated fair values recorded within other assets and liabilities as at December 31, 2018 and 2017 and the gains and losses during the years ended December 31, 2018 and 2017, related to our non-qualifying foreign currency forward exchange rate hedging relationships:

	December 31, 2018			2018
		Fair Value
	Gross Notional Amount	Assets	Liabilities	Gains (losses) on non-qualifying hedges charged to earnings
Foreign exchange forward - AUD	$45,427	$1,952	$310	$4,958
Foreign exchange forward - CAD	55,050	1,441	—	9,311
Foreign exchange forward - EUR	54,282	139	301	2,296
Foreign exchange forward - GBP	256,959	1,554	72	15,078
Total non-qualifying hedges	$411,718	$5,086	$683	$31,643

	December 31, 2017			2017
		Fair Value
	Gross Notional Amount	Assets	Liabilities	Gains (losses) on non-qualifying hedges charged to earnings
Foreign exchange forward - AUD	$57,028	$—	$1,002	$(1,002)
Foreign exchange forward - EUR	19,235	46	455	(971)
Foreign exchange forward - GBP	207,323	262	4,312	(6,367)
Total non-qualifying hedges	$283,586	$308	$5,769	$(8,340)

There were no such non-qualifying foreign currency forward contracts utilized during the year ended December 31, 2016.
Investments in Call Options on Equities
During the year ended December 31, 2018, we purchased call options on equities at a cost of $10.0 million and recorded unrealized losses in net earnings of $9.4 million on the instruments for the year ended December 31, 2018. We did not have any equity call option instruments as of or during the year ended December 31, 2017. During the year ended December 31, 2016, we purchased call options on equities at a cost of $5.5 million and sold these for a realized gain of $5.4 million.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. REINSURANCE BALANCES RECOVERABLE ON PAID AND UNPAID LOSSES
The following table provides the total reinsurance balances recoverable on paid and unpaid losses as of December 31, 2018 and 2017:

	2018
	Non-life Run-off	Atrium	StarStone	Other	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$901,772	$18,891	$263,065	$—	$1,183,728
IBNR	609,434	19,247	201,784	—	830,465
Fair value adjustments - acquired companies	(14,344)	630	(1,899)	—	(15,613)
Fair value adjustments - fair value option	(130,739)	—	—	—	(130,739)
Total reinsurance reserves recoverable	1,366,123	38,768	462,950	—	1,867,841
Paid losses recoverable	138,265	(256)	23,813	—	161,822
	$1,504,388	$38,512	$486,763	$—	$2,029,663

Reinsurance balances recoverable on paid and unpaid losses	$764,797	$38,512	$486,763	$—	$1,290,072
Reinsurance balances recoverable on paid and unpaid losses - fair value option	739,591	—	—	—	739,591
Total	$1,504,388	$38,512	$486,763	$—	$2,029,663

	2017
	Non-life Run-off	Atrium	StarStone	Other	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$932,284	$7,472	$211,650	$—	$1,151,406
IBNR	590,154	31,476	242,620	—	864,250
Fair value adjustments - acquired companies	(12,970)	1,583	(2,253)	—	(13,640)
Fair value adjustments - fair value option	(131,983)	—	—	—	(131,983)
Total reinsurance reserves recoverable	1,377,485	40,531	452,017	—	1,870,033
Paid losses recoverable	128,253	(451)	23,179	16	150,997
	$1,505,738	$40,080	$475,196	$16	$2,021,030
Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable on paid and unpaid losses	$963,514	$40,080	$475,196	$16	$1,478,806
Reinsurance balances recoverable on paid and unpaid losses - fair value option	542,224	—	—	—	542,224
Total	$1,505,738	$40,080	$475,196	$16	$2,021,030

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
The fair value adjustments, determined on acquisition of insurance and reinsurance subsidiaries, are based on the estimated timing of loss and LAE recoveries and an assumed interest rate equivalent to a risk free rate for securities with similar duration to the acquired reinsurance balances recoverable on paid and unpaid losses plus a spread to reflect credit risk, and are amortized over the estimated recovery period, as adjusted for accelerations in timing of payments as a result of commutation settlements. The determination of the fair value adjustments on the retroactive reinsurance contracts for which we have elected the fair value option is described in Note 11 - "Fair Value Measurements".

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2018 and 2017, we had reinsurance balances recoverable on paid and unpaid losses of approximately $2,029.7 million and $2,021.0 million, respectively. The increase of $8.6 million in reinsurance balances recoverable on paid and unpaid losses was primarily related/due to the Maiden Re North America, Neon and Novae transactions, partially offset by the KaylaRe transaction and by reserve reductions, commutations and cash collections made during the year ended December 31, 2018 in our Non-life Run-off segment.
Top Ten Reinsurers

	December 31, 2018						December 31, 2017
	Non-life Run-off	Atrium	StarStone	Other	Total	% of Total	Non-life Run-off	Atrium	StarStone	Other	Total	% of Total
Top ten reinsurers	$1,124,079	$25,239	$263,192	$—	$1,412,510	69.6%	$1,166,057	$22,422	$328,257	$—	$1,516,736	75.0%
Other reinsurers > $1 million	364,098	12,091	220,123	—	596,312	29.4%	322,722	16,631	144,336	—	483,689	24.0%
Other reinsurers < $1 million	16,211	1,182	3,448	—	20,841	1.0%	16,959	1,027	2,603	16	20,605	1.0%
Total	$1,504,388	$38,512	$486,763	$—	$2,029,663	100.0%	$1,505,738	$40,080	$475,196	$16	$2,021,030	100.0%

	December 31, 2018	December 31, 2017
Information regarding top ten reinsurers:
Number of top 10 reinsurers rated A- or better	7	6
Number of top 10 non-rated reinsurers (1)	3	4

Top 10 rated A- or better reinsurers recoverables	$1,096,272	$829,164
Top 10 collaterized non-rated reinsurers recoverables (1)	316,238	687,572
	$1,412,510	$1,516,736

Single reinsurers that represent 10% or more of total reinsurance balance recoverables as at September 30, 2018:

Hannover Ruck SE (2)	$279,723	$320,047
Lloyd's Syndicates (3)	$334,509	$193,838
(1) For the three non-rated reinsurers at as December 31, 2018 and four non-rated reinsurers as at December 31, 2017, we hold security in the form of pledged assets in trust or letters of credit issued to us in the full amount of the recoverable.
(2) Hannover Ruck SE is rated AA- by Standard & Poor’s and A+ by A.M. Best.
(3) Lloyd's Syndicates are rated A+ by Standard & Poor's and A by A.M. Best.
 Provisions for Uncollectible Reinsurance Balances Recoverable on Paid and Unpaid Losses
We evaluate and monitor concentration of credit risk among our reinsurers. Provisions are made for amounts considered potentially uncollectible.
The following table shows our reinsurance balances recoverable on paid and unpaid losses by rating of reinsurer and our provisions for uncollectible reinsurance balances recoverable on paid and unpaid losses ("provisions for bad debt") as of December 31, 2018 and 2017. The provisions for bad debt all relate to the Non-life Run-off segment.

	2018				2017
	Gross	Provisions for Bad Debt	Net	Provisions as a % of Gross	Gross	Provisions for Bad Debt	Net	Provisions as a % of Gross
Reinsurers rated A- or above	$1,612,464	$51,519	$1,560,945	3.2%	$1,252,887	$51,115	$1,201,772	4.1%
Reinsurers rated below A-, secured	430,852	—	430,852	—%	771,097	—	771,097	—%
Reinsurers rated below A-, unsecured	143,079	105,213	37,866	73.5%	162,259	114,098	48,161	70.3%
Total	$2,186,395	$156,732	$2,029,663	7.2%	$2,186,243	$165,213	$2,021,030	7.6%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. DEFERRED CHARGE ASSETS
Deferred charge assets relate to retroactive reinsurance policies providing indemnification of losses and LAE with respect to past loss events in the Non-life Run-off segment. For insurance and reinsurance contracts for which we do not elect the fair value option, a deferred charge asset is recorded for the excess, if any, of the estimated ultimate losses payable over the premiums received at the initial measurement. The premium consideration that we charge the ceding companies may be lower than the undiscounted estimated ultimate losses payable due to the time value of money. After receiving the premium consideration in full from our cedents at the inception of the contract, we invest the premium received over an extended period of time thereby generating investment income. We expect to generate profits from these retroactive reinsurance policies when taking into account the premium received and expected investment income, less contractual obligations and expenses. Further information on deferred charge assets recorded during the years ended December 31, 2018, 2017 and 2016 is included in Note 4 - "Significant New Business".
Deferred charge assets are included in other assets on our consolidated balance sheets. The following table presents a reconciliation of the deferred charge assets for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Beginning carrying value	$80,192	$94,551	$255,911
Recorded during the year	20,174	—	7,467
Amortization	(13,781)	(14,359)	(130,194)
Impairment	—	—	(38,633)
Ending carrying value	$86,585	$80,192	$94,551

Deferred charge assets are amortized over the estimated claim payment period of the related contract with the periodic amortization reflected in earnings as a component of losses and LAE. Deferred charge assets amortization is adjusted at each reporting period to reflect new estimates of the amount and timing of remaining loss payments. Changes in the estimated amount and the timing of payments of unpaid losses may have an effect on the unamortized deferred charge assets and the amount of periodic amortization. Deferred charge assets are assessed at each reporting period for impairment. If the asset is determined to be impaired, it is written down in the period in which the determination is made. The impairment recognized in the year ended December 31, 2016 was offset in earnings by favorable loss reserve development. For the year ended December 31, 2018, we completed our assessment for impairment of deferred charge assets and concluded that there had been no impairment of our carried deferred charge assets amount.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following table summarizes the liability for losses and LAE by segment and for our other activities as of December 31, 2018 and 2017:

	2018
	Non-life Run-off	Atrium	StarStone	Other	Total
Outstanding losses	$4,271,769	$94,885	$796,194	$6,052	$5,168,900
IBNR	3,527,767	140,521	787,894	12,809	4,468,991
Fair value adjustments	(217,527)	3,476	(467)	—	(214,518)
Fair value adjustments - fair value option	(374,752)	—	—	—	(374,752)
ULAE	333,405	2,402	25,076	—	360,883
Total	$7,540,662	$241,284	$1,608,697	$18,861	$9,409,504

Reconciliation to Consolidated Balance Sheet:
Losses and loss adjustment expenses	$4,666,607	$241,284	$1,608,697	$18,861	$6,535,449
Losses and loss adjustment expenses, at fair value	2,874,055	—	—	—	2,874,055
Total	$7,540,662	$241,284	$1,608,697	$18,861	$9,409,504

	2017
	Non-life Run-off	Atrium	StarStone	Other	Total
Outstanding losses	$3,185,703	$78,363	$590,977	$—	$3,855,043
IBNR	2,903,927	150,508	599,221	—	3,653,656
Fair value adjustments	(125,998)	9,547	(555)	—	(117,006)
Fair value adjustments - fair value option	(314,748)	—	—	—	(314,748)
ULAE	300,588	2,455	18,100	—	321,143
Total	$5,949,472	$240,873	$1,207,743	$—	$7,398,088

Reconciliation to Consolidated Balance Sheet:
Losses and loss adjustment expenses	$4,154,803	$240,873	$1,207,743	$—	$5,603,419
Losses and loss adjustment expenses, at fair value	1,794,669	—	—	—	1,794,669
Total	$5,949,472	$240,873	$1,207,743	$—	$7,398,088

The overall increase in the liability for losses and LAE between December 31, 2017 and December 31, 2018 was primarily attributable to the assumed reinsurance agreements with Neon, Novae and Zurich for which we have elected the fair value option, as described in Note 4 - "Significant New Business", and the acquisition of Maiden Re North America, as described in Note 3 - "Acquisitions", in our Non-life Run-off segment.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides a consolidated reconciliation of the beginning and ending liability for losses and LAE for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Balance as at January 1	$7,398,088	$5,987,867	$5,720,149
Less: reinsurance reserves recoverable	1,870,033	1,388,193	1,360,382
Less: deferred charge assets on retroactive reinsurance	80,192	94,551	255,911
Net balance as at January 1	5,447,863	4,505,123	4,103,856
Net incurred losses and LAE:
Current period	689,782	437,853	493,016
Prior periods	(235,757)	(244,302)	(318,917)
Total net incurred losses and LAE	454,025	193,551	174,099
Net paid losses:
Current period	(189,560)	(82,273)	(79,579)
Prior periods	(1,194,985)	(862,921)	(753,478)
Total net paid losses	(1,384,545)	(945,194)	(833,057)
Effect of exchange rate movement	(145,243)	158,429	(46,903)
Acquired on purchase of subsidiaries	1,310,874	10,251	10,019
Assumed business	1,772,104	1,525,703	1,340,444
Ceded business	—	—	(243,335)
Net balance as at December 31	7,455,078	5,447,863	4,505,123
Plus: reinsurance reserves recoverable	1,867,841	1,870,033	1,388,193
Plus: deferred charge assets on retroactive reinsurance	86,585	80,192	94,551
Balance as at December 31	$9,409,504	$7,398,088	$5,987,867

The tables below provide the components of net incurred losses and LAE by segment and for our other activities for the years ended December 31, 2018, 2017 and 2016:

	2018
	Non-life Run-off	Atrium	StarStone	Other	Total
Net losses paid	$838,817	$64,506	$477,130	$4,092	$1,384,545
Net change in case and LAE reserves	(547,420)	6,331	75,887	4,808	(460,394)
Net change in IBNR reserves	(565,385)	4,091	113,879	7,999	(439,416)
Increase (reduction) in estimates of net ultimate losses	(273,988)	74,928	666,896	16,899	484,735
Increase (reduction) in provisions for unallocated LAE	(65,401)	—	6,753	—	(58,648)
Amortization of deferred charge assets	13,781	—	—	—	13,781
Amortization of fair value adjustments	12,877	(5,118)	(266)	—	7,493
Changes in fair value - fair value option	6,664	—	—	—	6,664
Net incurred losses and LAE	$(306,067)	$69,810	$673,383	$16,899	$454,025

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2017
	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$581,723	$55,678	$307,793	$945,194
Net change in case and LAE reserves	(381,053)	8,338	31,685	(341,030)
Net change in IBNR reserves	(390,727)	7,679	(23,540)	(406,588)
Increase (reduction) in estimates of net ultimate losses	(190,057)	71,695	315,938	197,576
Increase (reduction) in provisions for bad debt	(1,536)	159	—	(1,377)
Increase (reduction) in provisions for unallocated LAE	(53,810)	285	(187)	(53,712)
Amortization of deferred charge assets	14,359	—	—	14,359
Amortization of fair value adjustments	10,114	(2,720)	(945)	6,449
Changes in fair value - fair value option	30,256	—	—	30,256
Net incurred losses and LAE	$(190,674)	$69,419	$314,806	$193,551

	2016
	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$533,806	$47,998	$251,253	$833,057
Net change in case and LAE reserves	(608,785)	(148)	73,049	(535,884)
Net change in IBNR reserves	(347,384)	13,700	75,643	(258,041)
Increase (reduction) in estimates of net ultimate losses	(422,363)	61,550	399,945	39,132
Reduction in provisions for bad debt	(13,822)	—	—	(13,822)
Increase (reduction) in provisions for unallocated LAE	(43,955)	145	3,543	(40,267)
Amortization of deferred charge assets	168,827	—	—	168,827
Amortization of fair value adjustments	25,432	(3,308)	(1,895)	20,229
Changes in fair value - fair value option	—	—	—	—
Net incurred losses and LAE	$(285,881)	$58,387	$401,593	$174,099
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

IBNR reserves are established by management based on actuarially determined estimates of ultimate losses and loss expenses. We use generally accepted actuarial methodologies to estimate ultimate losses and LAE and those estimates are reviewed by management. In addition, the routine settlement of claims, at either below or above the carried advised loss reserve, updates historical loss development information to which actuarial methodologies are applied, often resulting in revised estimates of ultimate liabilities. On an annual basis, independent actuarial firms are retained by management to provide their estimates of ultimate losses and to review the estimates developed by our actuaries.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asbestos and Environmental
In establishing the reserves for losses and LAE related to asbestos and environmental claims, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, reserves have been established to cover additional exposures on both known and unreported claims. Estimates of the reserves are reviewed and updated continually. Developed case law and claim histories are still evolving for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in valuing asbestos and environmental claims are not likely to be resolved in the near future. Ultimate values for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of our potential losses for these claims. There can be no assurance that the reserves established by us will be adequate or will not be adversely affected by the development of other latent exposures. The net liability for unpaid losses and LAE as of December 31, 2018 and 2017 included $1,703.6 million and $1,863.2 million, respectively, which represented an estimate of the net ultimate liability for asbestos and environmental claims. The gross liability for such claims as at December 31, 2018 and 2017 was $1,839.7 million and $1,992.1 million, respectively. For the years ended December 31, 2018 and 2017, our reserves for asbestos and environmental liabilities decreased by $152.4 million and increased by $970.4 million on a gross basis, respectively, and decreased by $159.6 million and increased by $883.4 million on a net basis, respectively. The increase in 2017 was primarily due to acquisition activity and the decrease in 2018 was primarily due to net paid losses, foreign exchange and net favourable development, partially offset by acquisition activity.
Disclosures of Incurred and Paid Loss Development, IBNR, Claims Counts and Payout Percentages
The loss development tables disclosed below, sets forth our historic incurred and paid loss development by accident year through December 31, 2018, net of reinsurance, as well as the cumulative number of reported claims, IBNR balances, and other supplementary information.
The loss development tables disclosed below are presented as follows:

•
Non-Life Run-off - Presented by acquisition year, if significant, and further disaggregated, if significant, by line of business within that acquisition year. The lines of business disclosed include Asbestos, Environmental, General Casualty, Workers’ Compensation, Professional Indemnity/Directors & Officers, Motor and Property.

•
StarStone - All the lines of business related to the StarStone segment have been included within the loss development disclosures below, namely, Casualty, Marine, Property, Aerospace and Workers’ Compensation.

•
Atrium - The loss development disclosures for our Atrium segment have not been disaggregated further by line of business as the segment comprised approximately only 3% of our total consolidated liability for losses and LAE as at December 31, 2018 and was, therefore, not considered material for further disaggregation.

For each acquisition year and/or line of business for which loss development tables have been provided below, the disclosure approach and format adopted reflects the following:

•	The incurred loss development tables include both reported case reserves and IBNR liabilities, as well as cumulative paid losses;

•
Both the incurred and cumulative paid loss development tables include allocated LAE (i.e. claims handling costs allocated to specific individual claims) but exclude unallocated LAE (i.e. the costs associated with internal claims staff and third party administrators as well as consultants that cannot be allocated to specific individual claims);

•
The fair value adjustments related to business acquisitions are excluded from the loss development tables, however the undiscounted incurred losses, cumulative paid losses and allocated LAE related to business acquisitions are included in the loss development tables;

•
The fair value adjustments related to retroactive reinsurance agreements for which we have elected the fair value option are excluded from the loss development tables, however the undiscounted incurred losses, cumulative paid losses and allocated LAE related to retroactive reinsurance agreements for which we have elected the fair value option are included in the loss development tables;

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The amounts relating to the amortization of deferred charge assets are excluded from the loss development tables;

•	The amounts relating to the increase (reduction) in provisions for unallocated LAE are excluded from the loss development tables;

•
The amounts included within the loss development tables for the years ended December 31, 2009 through to December 31, 2017 (April 1, 2014 through to December 31, 2017 in the case of StarStone since its date of acquisition), as well as the historical average annual percentage payout ratios as of December 31, 2018, are presented as supplementary information and are therefore unaudited;

•	All data presented within the loss development tables is net of reinsurance recoveries, excluding provisions for uncollectible reinsurance recoverables;

•	The IBNR reserves included within each incurred loss development table by accident year, reflect the net IBNR recorded as of December 31, 2018, including expected development on reported losses;

•
For the Non-life Run-off segment loss development tables, all information for both acquisitions and retroactive reinsurance agreements is presented prospectively. As the reserves are effectively re-underwritten at the date the reserves are acquired or assumed, we believe that the historical loss development prior to being acquired is not relevant to our own experience managing these reserves. In addition, the information required to prepare the loss development disclosures on a retrospective basis is not always available to us and a mixed approach would result in loss development tables that are not entirely reflective of the actual loss development;

•
For the StarStone segment loss development tables, all information has been presented on a prospective basis from the date of our acquisition of StarStone, which was effective on April 1, 2014. Providing pre-acquisition incurred and paid losses by accident year for years prior to 2014 was determined to be impracticable due to significant data limitations; and

•	For the Atrium segment loss development tables, all information has been presented on a retrospective basis.
The historical amounts disclosed within the loss development tables for all lines of business presented below are on a constant-currency basis, which is achieved by using constant foreign exchange rates between periods in the loss development tables, and translating prior period amounts denominated in currencies other than the U.S. dollar, which is our reporting currency, using the closing exchange rates as at December 31, 2018.
The impact of this exchange rate conversion is to show the change between periods exclusive of the effect of exchange rate fluctuations, which would otherwise distort the change in incurred losses and the cash flow patterns associated with those incurred losses shown within the loss development tables. The change in net incurred losses shown within the loss development tables will, however, differ from other U.S. GAAP disclosures of incurred current and prior period reserve development amounts, which include the effect of exchange rate fluctuations.
Establishing an estimate for loss reserves involves various assumptions and judgments, therefore, the information contained within the loss development disclosures only allows readers or users of our consolidated financial statements to understand, at the summary level presented in the development tables, the change over time in our reported incurred loss estimates as well as the nature and patterns of the cash flows associated with those estimates. We, therefore, believe that the information provided within the loss development tables disclosed below is of limited use for independent analysis or application of standard actuarial estimations, and any results obtained from doing so should be interpreted with caution.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cumulative Number of Reported Claims
Reported claim counts, on a cumulative basis, are provided as supplemental information to each incurred loss development table by accident year. We measure claim frequency information on an individual claim count basis within each of our segments as follows:

•
Non-Life Run-off - The claim frequency information for the exposures included within our Non-life Run-off lines of business includes direct and assumed open and closed claims by accident year at the claimant level. Reported claims that are closed without a payment are included within our cumulative number of reported claims because we typically incur claim adjustment expenses on them prior to their closure. The claim count numbers exclude counts related to claims within policy deductibles where the insured is responsible for the payment of losses within the deductible layer. Individual claim counts related to certain assumed reinsurance contracts such as excess-of-loss and quota share treaties are not available to us, and the losses arising from these treaties have been treated as single claims for the purposes of determining claim counts. Therefore, each treaty year within the reinsurance contract is deemed a single claim because the detailed underlying individual claim information is generally not reported to us by our cedents; and

•
StarStone and Atrium - The claim frequency information is determined at the claimant level for the exposures within the lines of business related to these segments. Our claims system assigns a unique claim identifier to each reported claim we receive. Each unique claim identifier is deemed to be a single claim, irrespective of whether the claim remains open or has been closed with or without payment. For certain insurance facilities and business produced or managed by managing general agents, coverholders and third party administrators where the underlying claims data is reported to us in an aggregated format, the information necessary to provide cumulative claims frequency is not available. In such cases, we typically record a “block” claim in our system. This also applies to a small amount of assumed reinsurance business that we write where, similarly, the underlying claims data is reported to us in an aggregated format. In such instances, each assumed reinsurance contract is deemed a single claim.

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
Our reported claim frequency information is subject to the following inherent limitations when analyzing our loss experience and severity:

•
Claim counts are presented only on a reported and not on an ultimate basis. Therefore, reported claim counts include open claims which have outstanding reserves but exclude IBNR claims. As such the reported claims are consistent with reported losses, which can be calculated by subtracting IBNR losses from incurred losses. However, the reported claim counts are inconsistent with the losses in the incurred loss development tables, which include IBNR losses, and to losses in the paid loss development tables, which exclude outstanding reserves;

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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Life Run-off Segment
The table below provides a reconciliation of the beginning and ending reserves for losses and LAE for the years ended December 31, 2018, 2017 and 2016 for the Non-life Run-off segment:

	2018	2017	2016
Balance as at January 1	$5,949,472	$4,716,363	$4,585,454
Less: reinsurance reserves recoverable	1,377,485	1,000,953	1,034,747
Less: deferred charge assets on retroactive reinsurance	80,192	94,551	255,911
Net balance as at January 1	4,491,795	3,620,859	3,294,796
Net incurred losses and LAE:
Current period	12,451	5,866	5,829
Prior periods	(318,518)	(196,540)	(291,710)
Total net incurred losses and LAE	(306,067)	(190,674)	(285,881)
Net paid losses:
Current period	(5)	(2,835)	(3,869)
Prior periods	(838,812)	(578,888)	(529,937)
Total net paid losses	(838,817)	(581,723)	(533,806)
Effect of exchange rate movement	(132,632)	138,772	(27,478)
Acquired on purchase of subsidiaries	1,111,839	10,251	10,019
Assumed business	1,761,836	1,494,310	1,340,444
Ceded business	—	—	(177,235)
Net balance as at December 31	6,087,954	4,491,795	3,620,859
Plus: reinsurance reserves recoverable	1,366,123	1,377,485	1,000,953
Plus: deferred charge assets on retroactive reinsurance	86,585	80,192	94,551
Balance as at December 31	$7,540,662	$5,949,472	$4,716,363

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net incurred losses and LAE in the Non-life Run-off segment for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018			2017			2016
	Prior Period	Current Period	Total	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$838,812	$5	$838,817	$578,888	$2,835	$581,723	$529,937	$3,869	$533,806
Net change in case and LAE reserves	(552,124)	4,704	(547,420)	(381,450)	397	(381,053)	(608,168)	(617)	(608,785)
Net change in IBNR reserves	(573,127)	7,742	(565,385)	(393,100)	2,373	(390,727)	(349,726)	2,342	(347,384)
Increase (reduction) in estimates of net ultimate losses	(286,439)	12,451	(273,988)	(195,662)	5,605	(190,057)	(427,957)	5,594	(422,363)
Reduction in provisions for bad debt	—	—	—	(1,536)		(1,536)	(13,822)	—	(13,822)
Increase (reduction) in provisions for unallocated LAE	(65,401)	—	(65,401)	(54,071)	261	(53,810)	(44,190)	235	(43,955)
Amortization of deferred charge assets	13,781	—	13,781	14,359	—	14,359	168,827	—	168,827
Amortization of fair value adjustments	12,877	—	12,877	10,114	—	10,114	25,432	—	25,432
Changes in fair value - fair value option	6,664	—	6,664	30,256	—	30,256	—	—	—
Net incurred losses and LAE	$(318,518)	$12,451	$(306,067)	$(196,540)	$5,866	$(190,674)	$(291,710)	$5,829	$(285,881)

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
Year Ended December 31, 2018
The reduction in net incurred losses and LAE for the year ended December 31, 2018 of $306.1 million included net incurred losses and LAE of $12.5 million related to current period net earned premium from previously acquired businesses that renewed certain policies while being run-off. Excluding current period net incurred losses and LAE of $12.5 million, the reduction in net incurred losses and LAE liabilities relating to prior periods was $318.5 million, which was attributable to a reduction in estimates of net ultimate losses of $286.4 million, a reduction in provisions for unallocated LAE of $65.4 million relating to 2018 run-off activity, partially offset by the amortization of the deferred charge assets of $13.8 million, amortization of fair value adjustments of $12.9 million and an increase in the fair value of liabilities of $6.7 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option.
The reduction in estimates of prior period net ultimate losses of $286.4 million for the year ended December 31, 2018 included a net reduction in case and IBNR reserves of $1,125.3 million, partially offset by net losses paid of $838.8 million. For the year ended December 31, 2018, the overall change in our estimates of net ultimate losses related to prior periods by line of business within our Non-life Run-off was as presented in the table below:

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Net losses paid	Net change in case and LAE reserves	Net change in IBNR reserves	Increase (reduction) in estimates of net ultimate losses
Asbestos	$108,248	$(21,535)	$(151,662)	$(64,949)
Environmental	21,273	479	(7,599)	14,153
General Casualty	141,624	(115,240)	(60,828)	(34,444)
Workers' Compensation	139,226	(178,138)	(115,648)	(154,560)
Marine, aviation and transit	67,831	(44,200)	(21,188)	2,443
Construction defect	22,182	(7,257)	(33,146)	(18,221)
Professional indemnity/ Directors & Officers	161,797	(11,159)	(130,957)	19,681
Motor	104,182	(109,962)	(34,215)	(39,995)
Property	22,178	(24,271)	(11,497)	(13,590)
All Other	50,271	(40,841)	(6,387)	3,043
Total	$838,812	$(552,124)	$(573,127)	$(286,439)

The significant drivers of the results in the table above are explained below.
Workers' Compensation
A $154.6 million reduction in estimates of net ultimate losses in our workers' compensation line of business in 2018 arose across multiple portfolios, where reported incurred loss development was generally significantly less than expected. When actual development is less than expected for a sustained period of time across a significant volume of exposures, an updated actuarial analysis tends to indicate reductions in IBNR reserves. Updates to actuarial analysis, factoring in the less-than-expected reported incurred loss development for the year, is the primary driver of the $154.6 million reduction to Workers' Compensation net ultimate loss estimates.
For certain of our portfolios, the lower than expected actual development was driven by significant pro-active settlement activity on individual claimants where we were able to close open claims earlier than was indicated by the original payout pattern, and in other portfolios, based on the review of recent loss development activity we revised our actuarial development "tail factor" assumption, which led to a reduction in net ultimate losses. For example, in one portfolio we observed favorable incurred loss development, primarily relating to accident years 1995 through 2005 where we paid $22.7 million in loss payments to release a corresponding $37.0 million of associated case reserves for $14.3 million in favorable incurred loss development.
For recently acquired portfolios of workers' compensation business, we have utilized our subsidiary, Paladin Managed Care Services ("Paladin"), to assist us in reviewing claims. Paladin generally produces savings related to medical expense liabilities over and above savings achieved by prior vendors of such services, and the savings lead to actual development that is less than expected, thereby driving reductions to the estimates of net ultimate losses. In one particular program, our claims personnel pursued a pro-active strategy of settling with numerous workers' compensation claimants whose injuries arose in recent accident years. For this portfolio, the claims team reduced the open inventory of claims by 78% during 2018. This reduction in exposure, when incorporated into an updated actuarial analysis, led to a reduction in our estimate of ultimate net losses of $30.2 million, primarily relating to accident years 2010 through 2014.
We also continue to actively seek to commute policies when possible, and where the commutation of the policy is settled at a level below the carried value of the loss reserves, we record a reduction in our estimates of net ultimate losses. During the year ended December 31, 2018, we completed 11 commutations across several portfolios that contributed to the reduction in estimates of net ultimate losses.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asbestos
The $64.9 million reduction in estimates of net ultimate losses in our asbestos line of business arose primarily due to one asbestos portfolio where lower than expected volume of claims reported and a lower than expected severity on claims settled in the period, when projected to net ultimate losses through actuarial methodologies, resulted in a significant reduction in estimates of net ultimate losses. The volume of claims reported was 3% less than expected and the average cost per claim was 5% less than expected. Across our other asbestos portfolios we had a combination of commutations, detailed actuarial studies and lower than expected incurred loss development, which all resulted in reductions in estimates of net ultimate losses.
Other
All other line of business changes in estimates of net ultimate losses were primarily due to the application of our reserving methodologies, favorable actual versus expected loss development, pro-active claim management and commutations.
The reduction of $65.4 million in provisions for unallocated LAE was due to a reduction in our estimate of the total future costs to administer the claims.
The amortization of deferred charge assets of $13.8 million was associated with retroactive reinsurance contracts where, at the inception of the contract, the estimated ultimate losses payable were in excess of premium received. Deferred charge assets are amortized over the estimated claim payment period of the related contract and are adjusted periodically to reflect new estimates of the amount and timing of the remaining loss payments.
The amortization of fair value adjustments of $12.9 million was related to the fair value adjustments associated with the acquisition of companies. On acquisition, we are required to fair value the net assets acquired, including the reinsurance balances recoverable and the liability for losses and LAE. The resulting fair value adjustments are then amortized over the expected life of the reinsurance balances recoverable and the liability for losses and LAE.
The increase in the fair value of liabilities for which we have elected the fair value option of $6.7 million was primarily due to decreases in the estimated duration of the net liabilities, partially offset by changes in the corporate bond yield.
Year Ended December 31, 2017
The reduction in net incurred losses and LAE for the year ended December 31, 2017 of $190.7 million included net incurred losses and LAE of $5.9 million related to current period net earned premium from previously acquired businesses that renewed certain policies while being run-off. Excluding current period net incurred losses and LAE of $5.9 million, the reduction in net incurred losses and LAE liabilities relating to prior periods was $196.5 million, which was attributable to a reduction in estimates of net ultimate losses of $195.7 million, and a reduction in provisions for unallocated LAE of $54.1 million, relating to 2017 run-off activity, partially offset by an increase in the fair value of liabilities of $30.3 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, the amortization of the deferred charge assets of $14.4 million and the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $10.1 million.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reduction in estimates of prior period net ultimate losses of $195.7 million for the year ended December 31, 2017 included a net reduction in case and IBNR reserves of $774.6 million, partially offset by net losses paid of $578.9 million. For the year ended December 31, 2017, the overall change in our estimates of net ultimate losses related to prior periods by line of business within our Non-life Run-off was as presented in the table below:

	Net losses paid	Net change in case and LAE reserves	Net change in IBNR reserves	Increase (reduction) in estimates of net ultimate losses
Asbestos	$105,731	$(1,865)	$(76,837)	$27,029
Environmental	26,542	(9,438)	(7,748)	9,356
General Casualty	94,526	(54,292)	(49,025)	(8,791)
Workers' Compensation	187,712	(190,924)	(151,797)	(155,009)
Marine, aviation and transit	18,272	(9,322)	(11,517)	(2,567)
Construction defect	33,802	(24,023)	(42,804)	(33,025)
Professional indemnity/ Directors & Officers	33,402	(19,054)	(24,559)	(10,211)
Motor	24,391	(15,990)	(8,513)	(112)
Property	13,440	(11,196)	(5,162)	(2,918)
All Other	41,070	(45,346)	(15,138)	(19,414)
Total	$578,888	$(381,450)	$(393,100)	$(195,662)

The significant drivers of the results in the table above are explained below.
Workers' Compensation
The $155.0 million reduction in estimates of net ultimate losses in our workers' compensation line of business arose primarily in five separate portfolios. Across these five portfolios, the reported incurred loss development was generally significantly lower than expected. When actual development is less than expected for a sustained period of time, across a significant volume of exposures, an updated actuarial analysis tends to indicate reductions in IBNR reserves. In addition, we continue to pro-actively manage and settle claims where possible, commute policies if appropriate and, through Paladin, we are able to achieve significant savings on medical costs through active claims management strategies over the life of the reported claims. All of these items reduce the estimates of net ultimate losses.
Construction Defect
The $33.0 million reduction in estimates of net ultimate losses in our construction defect line of business arose primarily due to lower than expected actual incurred development in one portfolio. The active claims management approach that our claims team adopted for the assumed exposures within this portfolio led to a significant reduction loss in the inventory of the assumed open claims of 73% during 2017. This reduction in exposure, when incorporated into our updated actuarial analysis, resulted in a reduction in estimates of net ultimate losses for this line of business.
Asbestos
The $27.0 million increase in estimates of net ultimate losses in our asbestos line of business resulted from a ground-up study performed by a consulting actuarial firm on one of our portfolios. This study resulted in the recording of additional reserves of $60.5 million due to a small number of accounts that experienced an increase in the notification of claims which are expected to attach to the excess policies that we reinsure. This increase was partially offset by favorable development of $33.5 million in our other portfolios of asbestos exposures arising primarily from lower than expected claim notifications.
Other
All other line of business changes in estimates of net ultimate losses were primarily due to the application of our reserving methodologies, favorable actual versus expected loss development, pro-active claim management and commutations.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reduction in provisions for bad debt of $1.5 million was a result of the favorable recoveries from reinsurers, the reduction in bad debt provisions for insolvent reinsurers as a result of distributions received and the reduction of specific provisions held for certain reinsurers.
The reduction of $54.1 million in provisions for unallocated LAE was due to a reduction in our estimate of the total future costs to administer the claims.
The amortization of deferred charge assets of $14.4 million was associated with retroactive reinsurance contracts where, at the inception of the contract, the estimated ultimate losses payable were in excess of premium received. Deferred charge assets are amortized over the estimated claim payment period of the related contract and are adjusted periodically to reflect new estimates of the amount and timing of the remaining loss payments.
The amortization of fair value adjustment of $10.1 million was related to the fair value adjustments associated with the acquisition of companies. On acquisition, we are required to fair value the net assets acquired, including the reinsurance balances recoverable and the liability for losses and LAE. The resulting fair value adjustments are then amortized over the expected life of the reinsurance balances recoverable and the liability for losses and LAE.
The increase in the fair value of liabilities for which we have elected the fair value option of $30.3 million was primarily due to decreases in the estimated duration of the net liabilities, partially offset by changes in the corporate bond yield.
Year Ended December 31, 2016
The reduction in net incurred losses and LAE for the year ended December 31, 2016 of $285.9 million included net incurred losses and LAE of $5.8 million related to current period net earned premium, primarily for the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $5.8 million, the reduction in net incurred losses and LAE liabilities relating to prior periods was $291.7 million, which was attributable to a reduction in estimates of net ultimate losses of $428.0 million, a reduction in provisions for unallocated LAE of $44.2 million, relating to 2016 run-off activity, and a reduction in the provision for bad debt of $13.8 million, partially offset by the amortization of the deferred charge assets of $168.8 million and the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $25.4 million.
The reduction in estimates of prior period net ultimate losses of $428.0 million for the year ended December 31, 2016 included a net reduction in case and IBNR reserves of $957.9 million, partially offset by net losses paid of $529.9 million. For the year ended December 31, 2016, the overall change in our estimates of net ultimate losses related to prior periods by line of business within our Non-life Run-off was as presented in the table below:

	Net losses paid	Net change in case and LAE reserves	Net change in IBNR reserves	Increase (reduction) in estimates of net ultimate losses
Asbestos	$33,334	$544	$(59,173)	$(25,295)
Environmental	12,233	7,922	(25,738)	(5,583)
General Casualty	83,821	(51,885)	(47,209)	(15,273)
Workers' Compensation	255,886	(405,102)	(173,846)	(323,062)
Marine, aviation and transit	15,885	(15,738)	(7,773)	(7,626)
Construction defect	39,915	(19,491)	(10,014)	10,410
Professional indemnity/ Directors & Officers	32,397	(45,530)	616	(12,517)
Motor	11,788	(24,832)	(4,103)	(17,147)
Property	29,203	(34,543)	(13,137)	(18,477)
All Other	15,475	(19,513)	(9,349)	(13,387)
Total	$529,937	$(608,168)	$(349,726)	$(427,957)

The significant drivers of the results in the table above are explained below.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Workers' Compensation
The $323.1 million reduction in estimates of net ultimate losses in our workers' compensation line of business arose primarily in three separate portfolios. Across these three portfolios, the reported incurred loss development was generally significantly lower than expected. When actual development is lower than expected for a sustained period of time across a significant volume of exposures, an updated actuarial analysis tends to indicate reductions in IBNR reserves. In one specific portfolio, having observed a general trend of lower than expected actual development over a sustained period of time, we revised the medical inflation assumption used to estimate case and LAE reserves for long term disability claimants. This change to an actuarial assumption, driven by observed actual development, resulted in a significant reduction in our estimates of net ultimate losses of $234.5 million, primarily across accident years 1991 through 2001. This was partially offset by a significant reduction in the related deferred charge asset as described below.
Asbestos
The $25.3 million reduction in estimates of net ultimate losses in our asbestos line of business arose primarily due to six commutations, which resulted in a $13.1 million reduction in net ultimate losses. The remainder of the reduction arose due to lower than expected actual loss development.
Other
All other line of business changes in estimates of net ultimate losses were primarily due to the application of our reserving methodologies, generally favorable actual versus expected loss development, pro-active claim management and commutations.
The reduction in provisions for bad debt of $13.8 million was a result of the favorable recoveries from reinsurers, and the reduction in bad debt provisions for insolvent reinsurers as a result of distributions received, partially offset by additional provisions for certain reinsurers.
The reduction of $44.2 million in provisions for unallocated LAE was due to a reduction in our estimate of the total future costs to administer the claims.
The amortization of deferred charge assets of $168.8 million was associated with retroactive reinsurance contracts where, at the inception of the contract, the estimated ultimate losses payable were in excess of premium received. Deferred charge assets are amortized over the estimated claim payment period of the related contract and are adjusted periodically to reflect new estimates of the amount and timing of the remaining loss payments. In the year ended December 31, 2016, the amortization of the deferred charge asset included an impairment of $38.6 million, which was offset in earnings by favorable loss reserve development.
The amortization of fair value adjustment of $25.4 million was related to the fair value adjustments associated with the acquisition of companies. On acquisition, we are required to fair value the net assets acquired, including the reinsurance balances recoverable and the liability for losses and LAE. The resulting fair value adjustments are then amortized over the expected life of the reinsurance balances recoverable and the liability for losses and LAE.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disclosures of Incurred and Paid Loss Development, IBNR, Claims Counts and Payout Percentages
The following tables provides a breakdown of gross and net losses and LAE reserves, consisting of Outstanding Loss Reserve ("OLR") and IBNR by line of business and adjustments for fair value resulting from business combinations, adjustments for where we elected the fair value option, deferred charge assets and ULAE, as of December 31, 2018 and 2017:

	2018
	Gross			Net
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Asbestos	$341,544	$1,275,476	$1,617,020	$321,356	$1,171,754	$1,493,110
Environmental	96,665	126,035	222,700	93,095	117,384	210,479
General casualty	500,033	379,484	879,517	416,097	298,612	714,709
Workers' compensation/personal accident	1,454,178	832,615	2,286,793	1,115,116	537,782	1,652,898
Marine, aviation and transit	301,783	72,888	374,671	227,994	78,023	306,017
Construction defect	20,712	99,288	120,000	19,310	94,736	114,046
Professional indemnity/Directors & Officers	603,665	216,839	820,504	426,020	166,898	592,918
Motor	564,307	321,992	886,299	414,847	304,874	719,721
Property	168,267	37,631	205,898	160,873	36,817	197,690
Other	220,615	165,519	386,134	175,289	111,453	286,742
	$4,271,769	$3,527,767	$7,799,536	$3,369,997	$2,918,333	$6,288,330
Fair value adjustments			(217,527)			(203,183)
Fair value adjustments - fair value option			(374,752)			(244,013)
Deferred charge on retroactive reinsurance			—			(86,585)
ULAE			333,405			333,405
Total			$7,540,662			$6,087,954

	2017
	Gross			Net
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Asbestos	$366,446	$1,434,598	$1,801,044	$341,355	$1,337,467	$1,678,822
Environmental	95,801	95,259	191,060	91,049	93,345	184,394
General casualty	344,425	266,526	610,951	276,791	194,747	471,538
Workers' compensation/personal accident	1,458,430	748,949	2,207,379	889,265	371,161	1,260,426
Marine, aviation and transit	109,102	56,284	165,386	90,101	51,904	142,005
Construction defect	28,701	135,608	164,309	27,406	122,307	149,713
Professional indemnity/Directors & Officers	214,803	40,265	255,068	181,027	39,591	220,618
Motor	242,213	30,734	272,947	98,866	19,321	118,187
Property	65,445	9,706	75,151	52,236	8,554	60,790
Other	260,337	85,998	346,335	205,322	75,376	280,698
	$3,185,703	$2,903,927	$6,089,630	$2,253,418	$2,313,773	$4,567,191
Fair value adjustments			(125,998)			(113,028)
Fair value adjustments - fair value option			(314,748)			(182,764)
Deferred charge on retroactive reinsurance			—			(80,192)
ULAE			300,588			300,588
Total			$5,949,472			$4,491,795

In addition to the breakdown of our non-life run-off reserves by line of business we also monitor our reserves by acquisition year. The acquisition year is the year in which the net reserves were acquired via a business acquisition or assumed via a retroactive reinsurance agreement. By analyzing the loss development tables by acquisition year on a prospective basis, the impact of the take-on positions from year to year does not distort the loss development tables.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of our net loss reserves, prior to provisions for bad debt, fair value adjustments, deferred charge assets and ULAE as of December 31, 2018, by year of acquisition and by significant line of business:

	Acquisition Year
	2008 and Prior	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total
Asbestos	$205,298	$3,936	$43,316	$17	$653	$11,860	$—	$931	$440,388	$709,758	$50,139	$1,466,296
Environmental	35,045	1,331	8,847	87	—	—	—	—	97,424	32,007	29,238	203,979
General casualty	69,876	3,759	15,743	29,110	13,715	15,300	35,645	46,730	5,610	99,801	372,058	707,347
Workers' compensation/personal accident	4,444	218	66,030	177,572	2,524	77,629	—	426,225	315,788	80,525	498,872	1,649,827
Marine, aviation and transit	4,127	7,519	4,132	10,739	—	—	13,968	2,126	—	75,303	186,721	304,635
Construction defect	—	—	230	413	—	—	—	55,727	29,569	28,102	—	114,041
Professional indemnity/Directors & Officers	6,778	5,278	5,622	10,040	36,836	—	36,252	—	90,260	—	401,029	592,095
Motor	24,407	1,560	6,097	209	1,290	617	332	20,820	1,050	7,201	653,103	716,686
Property	4,099	1,553	5,108	672	9,352	—	14,268	6,112	—	2,633	151,939	195,736
All Other	19,773	3,560	16,083	1,134	8,291	3,663	16,453	16,044	26,474	135,951	35,709	283,135
Total	$373,847	$28,714	$171,208	$229,993	$72,661	$109,069	$116,918	$574,715	$1,006,563	$1,171,281	$2,378,808	$6,233,777

The table below reconciles the net loss reserves, prior to provisions for bad debt, fair value adjustments, deferred charge assets and ULAE as of December 31, 2018, by significant line of business to the line of business table presented above:

	2018
	Total Net Reserves per all Acquisition Years	Provision for Bad Debt	Total Net Reserves
Asbestos	$1,466,296	$26,814	$1,493,110
Environmental	203,979	6,500	210,479
General casualty	707,347	7,362	714,709
Workers' compensation/personal accident	1,649,827	3,071	1,652,898
Marine, aviation and transit	304,635	1,382	306,017
Construction defect	114,041	5	114,046
Professional indemnity/Directors & Officers	592,095	823	592,918
Motor	716,686	3,035	719,721
Property	195,736	1,954	197,690
All Other	283,135	3,607	286,742
Total	$6,233,777	$54,553	$6,288,330

Loss development tables have been provided for acquisition years 2009 through 2018. In addition, the workers' compensation line of business in the 2015 acquisition year; the asbestos, environmental and workers' compensation lines of business in the 2016 acquisition year; the asbestos and general casualty lines of business in the 2017 acquisition year; and the general casualty, workers' compensation, marine, aviation & transit, professional indemnity/directors & officers, motor and property lines of business in the 2018 acquisition year, are significant and we have provided additional loss development tables for those lines of business within those acquisition years.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our non-life run-off segment is unique within the insurance industry in that legacy reserves are continuously being acquired and added to this segment through business acquisitions or through retroactive reinsurance agreements. Accordingly, it would not be appropriate to extrapolate redundancies or deficiencies into the future from the loss development tables provided below. Acquired and assumed reserves arising from business acquisitions and retroactive reinsurance agreements are presented on a full prospective basis.
The following tables set forth information about incurred and paid loss development, total IBNR reserves and cumulative loss frequency related to our 2009 through 2018 acquisition years within the Non-Life Run-off segment as at December 31, 2018. In addition, we have also presented loss development tables for the significant lines of business within certain acquisition years. The information related to incurred and paid loss development for the years ended December 31, 2009 through 2017 is presented as supplementary information and is therefore unaudited.

Business Acquired and Contracts Incepting in the Year Ended December 31, 2009

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance												As of December 31, 2018
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018	IBNR	Cumulative Number of Claims
2008 and Prior	$131,793	$96,548	$91,326	$83,838	$81,452	$75,169	$68,177	$63,682	$63,950	$66,807	$63,986	$9,519	35,356
	$131,793										$63,986	$9,519	35,356

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Years Ended December 31,
Accident Year		2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018
2008 and Prior		$685	$5,630	$12,385	$13,836	$19,409	$23,324	$25,377	$30,210	$32,498	$35,272
											$35,272
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance											$28,714

Business Acquired and Contracts Incepting in the Year Ended December 31, 2010

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance											As of December 31, 2018
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018	IBNR	Cumulative Number of Claims
2008 and Prior	$1,096,347	$854,415	$849,383	$883,938	$864,842	$796,083	$794,240	$733,381	$737,257	$742,236	$48,175	162,496
	$1,096,347									$742,236	$48,175	162,496

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For The Years Ended December 31,
Accident Year		2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018
2008 and Prior		$101,867	$218,628	$377,473	$456,666	$483,460	$510,815	$527,521	$555,686	$571,028
										$571,028
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance										$171,208

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2011

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2018
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018	IBNR	Cumulative Number of Claims
2008 and Prior	$584,503	$619,722	$584,875	$489,467	$422,779	$369,809	$314,713	$269,695	$256,086	$41,675	112,695
2009	794	651	605	360	365	362	360	485	484	—	—
2010	285	412	450	140	140	140	139	142	142	—	26
2011	—	102	36	45	54	61	71	79	86	—	19
2012	—		122	11	10	10	10	17	18	—	7
2013	—			23	43	15	15	15	15	—	16
2014	—				1	3	3	3	18	—	14
2015	—					—	(2)	(2)	32	5	—
2016	—						2	(139)	(111)	11	—
2017	—							—	21	6	2
2018	—								7	9	1
	$585,582								$256,798	$41,706	112,780

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For The Years Ended December 31,
Accident Year		2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018
2008 and Prior		$59,722	$96,783	$91,615	$21,241	$14,849	$23,759	$15,936	$26,176
2009		164	326	336	357	359	359	484	484
2010		91	115	140	139	140	139	142	142
2011		27	36	46	54	61	71	79	86
2012			6	10	10	10	10	17	17
2013				6	11	15	15	15	15
2014					1	3	3	3	4
2015						(1)	(2)	(2)	2
2016							2	(153)	(125)
2017								—	3
2018									1
									$26,805
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance									$229,993

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2012

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance									As of December 31, 2018
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018	IBNR	Cumulative Number of Claims
2008 and Prior	$264,599	$258,299	$239,637	$228,316	$211,171	$203,818	$197,435	$190,413	$14,730	39,243
2009	50,431	50,351	58,008	63,730	68,503	66,344	66,507	65,567	4,183	8,402
2010	848	852	2,710	2,602	2,378	2,474	1,404	1,268	97	6
2011	1,388	1,001	989	984	972	971	969	964	—	5
2012	52	61	46	254	257	329	329	156	—	6
2013	—		626	112	334	342	342	127	—	5
2014	—			2,492	2,792	1,423	1,221	1,116	63	7
2015	—				545	1,125	690	690	—	5
2016	—					61	1,196	1,039	193	3
2017	—						71	156	23	4
2018	—							—	—	—
	$317,318							$261,496	$19,289	47,686

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For The Years Ended December 31,
Accident Year		2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018
2008 and Prior		$2,688	$44,936	$72,959	$95,345	$113,135	$120,239	$130,651
2009		124	22,143	34,680	42,632	48,856	51,911	54,517
2010		171	472	631	699	727	764	792
2011		112	463	693	809	866	924	964
2012		28	46	46	48	156	156	156
2013			102	112	127	127	127	127
2014				63	209	429	630	807
2015					105	109	690	690
2016						2	52	91
2017							12	40
2018								—
								$188,835
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance								$72,661

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2013

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance								As of December 31, 2018
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018	IBNR	Cumulative Number of Claims
2008 and Prior	$141,479	$154,707	$161,367	$149,397	$140,275	$163,936	$117,398	$20,406	35,539
2009	73,355	79,859	84,556	83,495	85,782	77,425	75,458	2,249	10,798
2010	110,815	118,740	113,479	133,045	135,120	124,905	122,412	4,000	10,968
2011	94,482	99,857	99,107	100,243	95,848	87,913	86,554	2,203	9,063
2012	131,066	127,271	121,328	118,085	114,772	110,045	107,853	2,654	3,503
2013	13,062	90,739	91,634	88,920	85,791	81,732	80,036	2,202	5,676
2014	—		4,514	3,714	3,425	16,800	16,225	124	175
2015	—			265	280	982	329	136	2
2016	—				103	71	70	4	—
2017	—					30	13	—	—
2018	—						22	4	—
	$564,259						$606,370	$33,982	75,724

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For The Years Ended December 31,
Accident Year		2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018
2008 and Prior		$24,794	$42,185	$56,732	$67,472	$64,574	$66,269
2009		23,624	41,720	52,664	60,486	59,810	65,201
2010		24,617	48,579	75,114	92,540	98,098	104,253
2011		30,323	52,455	63,952	70,498	75,055	77,096
2012		33,361	59,095	74,663	86,916	92,445	96,780
2013		17,022	37,653	52,638	62,876	68,866	71,487
2014			993	1,747	2,256	15,804	15,959
2015				43	102	112	165
2016					34	64	65
2017						9	13
2018							13
							$497,301
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance							$109,069

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2014

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance							As of December 31, 2018
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018	IBNR	Cumulative Number of Claims
2008 and Prior	$6,408	$4,008	$12,807	$10,342	$10,890	$10,005	$(82)	3,102
2009	16,653	16,660	11,135	11,188	12,142	11,799	1,010	3,250
2010	88,445	85,176	100,646	133,824	119,628	115,867	6,740	6,416
2011	71,579	127,132	153,758	133,072	135,430	141,102	12,270	6,667
2012	111,052	116,752	177,374	185,033	178,528	165,648	8,088	5,076
2013	86,920	75,991	93,508	82,007	86,415	85,571	13,620	3,162
2014	—	14,448	9,917	8,740	7,394	6,154	4,328	1,113
2015	—		33,543	20,004	20,738	18,736	1,873	184
2016	—			393	1,038	4,728	87	37
2017	—				5,071	4,087	998	32
2018	—					6	4	13
	$381,057					$563,703	$48,936	29,052

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For The Years Ended December 31,
Accident Year		2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018
2008 and Prior		$—	$6,195	$7,509	$8,097	$8,079
2009		6,244	5,956	8,140	8,256	8,525
2010		29,403	69,303	86,997	101,876	101,494
2011		83,733	109,089	109,761	107,670	121,972
2012		47,291	89,180	119,165	127,955	125,635
2013		21,624	39,847	47,052	55,262	60,093
2014		1,455	2,479	3,260	3,954	5,902
2015			1,740	4,282	11,466	12,956
2016				20	556	571
2017					537	1,553
2018						5
						$446,785
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance						$116,918

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2015

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance						As of December 31, 2018
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018	IBNR	Cumulative Number of Claims
2008 and Prior	$937,917	$851,896	$558,013	$518,739	$467,433	$87,408	10,507
2009	15,534	21,850	24,324	22,490	25,519	5,050	968
2010	49,125	53,990	52,966	55,899	51,485	10,976	2,284
2011	124,473	137,175	131,062	129,445	127,203	27,098	5,109
2012	178,981	187,333	197,756	200,809	192,957	33,953	4,504
2013	229,274	189,521	196,290	199,681	188,635	28,841	5,143
2014	143,795	142,596	137,196	142,468	136,522	12,854	10,664
2015	22,811	69,337	68,322	65,446	63,986	4,703	20,998
2016	—		14,329	12,646	12,900	1,039	3,311
2017	—			4,065	4,502	325	855
2018	—				2,979	2,164	242
	$1,701,910				$1,274,121	$214,411	64,585

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For The Years Ended December 31,
Accident Year		2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018
2008 and Prior		$17,038	$58,929	$89,533	$112,037
2009		2,336	5,400	10,340	13,953
2010		9,191	15,304	19,675	25,640
2011		33,826	55,084	70,985	86,339
2012		52,728	94,781	119,413	142,208
2013		46,761	89,882	120,448	145,688
2014		30,747	64,381	90,801	109,217
2015		20,653	38,309	46,202	51,467
2016			5,386	7,112	8,385
2017				2,312	3,912
2018					560
					$699,406
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance					$574,715

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2015 - Workers' Compensation

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance						As of December 31, 2018
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018	IBNR	Cumulative Number of Claims
2008 and Prior	$919,158	$822,252	$526,222	$485,189	$435,607	$80,160	7,963
2009	8,741	12,207	12,350	11,559	12,069	1,941	171
2010	31,919	34,360	31,402	30,407	27,360	4,003	468
2011	76,789	73,723	69,009	68,013	66,216	6,325	1,235
2012	120,298	110,007	108,251	106,625	99,446	10,793	1,800
2013	146,237	124,726	122,238	121,010	112,590	13,657	2,369
2014	82,141	86,852	82,038	83,095	77,884	6,223	3,665
2015	4,089	18,647	12,623	13,488	12,071	793	2,895
2016	—		873	955	583	138	38
2017	—			358	61	48	10
2018	—				—	—	1
	$1,389,372				$843,887	$124,081	20,615

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For The Years Ended December 31,
Accident Year		2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018
2008 and Prior		$15,493	$53,889	$79,228	$97,797
2009		1,061	2,952	5,854	7,171
2010		4,352	8,446	11,906	16,141
2011		16,032	30,462	39,635	50,470
2012		25,103	52,851	66,092	79,367
2013		27,737	55,675	75,065	91,559
2014		17,824	38,051	53,308	65,561
2015		3,034	5,672	7,917	9,169
2016			134	363	417
2017				2	10
2018					—
					$417,662
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance					$426,225

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2016

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					As of December 31, 2018
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2016 (unaudited)	2017 (unaudited)	2018	IBNR	Cumulative Number of Claims
2008 and Prior	$1,253,129	$1,264,108	$1,289,089	$1,270,673	$441,087	21,229
2009	29,081	28,961	31,299	28,023	9,296	739
2010	15,312	15,312	16,599	14,282	4,542	613
2011	17,291	17,291	19,920	19,754	3,673	747
2012	13,717	13,717	17,020	14,765	4,663	748
2013	373	373	1,312	1,237	946	96
2014	391	391	1,380	1,056	765	43
2015	—	—	—	—	—	—
2016	—	—	—	—	—	—
2017	—		—	—	—	—
2018	—			—	—	—
	$1,329,294			$1,349,790	$464,972	24,215

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Years Ended December 31,
Accident Year		2016 (unaudited)	2017 (unaudited)	2018
2008 and Prior		$94,972	$208,671	$311,721
2009		2,832	7,946	10,360
2010		2,068	4,137	5,905
2011		2,758	6,647	8,218
2012		2,734	5,206	6,461
2013		145	191	278
2014		178	207	284
2015		—	—	—
2016		—	—	—
2017			—	—
2018				—
				$343,227
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance				$1,006,563

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2016 - Asbestos

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					As of December 31, 2018
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2016 (unaudited)	2017 (unaudited)	2018	IBNR	Cumulative Number of Claims
2008 and Prior	$506,930	$505,241	$565,448	$563,630	$325,953	1,397
	$506,930			$563,630	$325,953	1,397

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Years Ended December 31,
Accident Year		2016 (unaudited)	2017 (unaudited)	2018
2008 and Prior		$20,256	$70,443	$123,242
				123,242
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance				$440,388

Business Acquired and Contracts Incepting in the Year Ended December 31, 2016 - Environmental

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					As of December 31, 2018
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2016 (unaudited)	2017 (unaudited)	2018	IBNR	Cumulative Number of Claims
2008 and Prior	$118,691	$118,691	$129,591	$136,557	$41,424	947
	$118,691			$136,557	$41,424	947

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Years Ended December 31,
Accident Year		2016 (unaudited)	2017 (unaudited)	2018
2008 and Prior		$8,330	$25,633	$39,133
				39,133
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance				$97,424

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2016 - Workers' Compensation

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					As of December 31, 2018
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2016 (unaudited)	2017 (unaudited)	2018	IBNR	Cumulative Number of Claims
2008 and Prior	$408,373	$406,992	$369,993	$362,829	$27,133	8,416
2009	20,892	20,772	21,474	18,476	5,637	191
2010	8,191	8,191	9,767	8,572	2,655	268
2011	15,376	15,376	16,399	16,501	1,566	473
2012	13,074	13,074	15,465	13,276	3,518	607
2013	—	—	—	—	—	—
2014	—	—	—	—	—	—
2015	—	—	—	—	—	—
2016	—	—	—	—	—	—
2017	—		—	—	—	—
2018	—			—	—	—
	$465,906			$419,654	$40,509	9,955

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Years Ended December 31,
Accident Year		2016 (unaudited)	2017 (unaudited)	2018
2008 and Prior		$32,768	$58,133	$81,166
2009		1,482	4,439	5,918
2010		1,219	2,565	3,230
2011		2,631	5,871	7,305
2012		2,638	5,028	6,247
2013		—	—	—
2014		—	—	—
2015		—	—	—
2016		—	—	—
2017			—	—
2018				—
				$103,866
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance				$315,788

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2017

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance				As of December 31, 2018
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2017 (unaudited)	2018	IBNR	Cumulative Number of Claims
2008 and Prior	$1,364,332	$1,297,232	$1,233,017	$786,519	9,003
2009	36,488	35,015	32,763	12,799	20
2010	33,609	28,417	18,901	6,633	36
2011	40,742	29,226	25,389	8,388	7
2012	43,647	34,946	31,230	8,237	11
2013	35,667	30,029	28,134	5,623	10
2014	32,858	20,315	16,984	3,306	19
2015	8,808	6,494	7,002	982	8
2016	362	(4)	126	58	3
2017	—	174	—	—	1
2018	—		—	—	—
	$1,596,513		$1,393,546	$832,545	9,118

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Years Ended December 31,
Accident Year		2017 (unaudited)	2018
2008 and Prior		$71,708	$150,472
2009		7,088	11,288
2010		4,286	7,393
2011		4,125	9,257
2012		10,348	15,371
2013		9,509	15,712
2014		6,482	8,986
2015		1,361	3,720
2016		(56)	66
2017		4	—
2018			—
			$222,265
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance			$1,171,281

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2017 - Asbestos

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance				As of December 31, 2018
For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2017 (unaudited)	2018	IBNR	Cumulative Number of Claims
2008 and Prior	$888,394	$847,036	$766,788	$613,475	4,477
2009	—	—	—	—	—
2010	—	—	—	—	—
2011	—	—	—	—	—
2012	—	—	—	—	—
2013	—	—	—	—	—
	$888,394		$766,788	$613,475	4,477

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
For the Years Ended December 31,
Accident Year		2017 (unaudited)	2018
2008 and Prior		$19,733	$57,030
2009		—	—
2010		—	—
2011		—	—
2012		—	—
2013		—	—
2014		—	—
2015		—	—
2016		—	—
2017		—	—
2018			—
57,030
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance			$709,758

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2017 - General Casualty

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance				As of December 31, 2018
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2017 (unaudited)	2018	IBNR	Cumulative Number of Claims
2008 and Prior	$98,580	$90,256	$79,420	$17,112	2,371
2009	17,641	18,897	16,904	5,638	1
2010	14,642	10,985	7,321	1,883	1
2011	17,902	11,459	11,418	4,529	1
2012	16,756	15,861	17,398	4,796	1
2013	16,870	17,720	17,358	3,159	1
2014	12,730	6,651	6,526	1,590	1
2015	3,112	3,464	4,424	818	1
2016	(72)	(77)	(21)	56	1
2017	—	—	—	—	1
2018	—		—	—	—
	$198,161		$160,748	$39,581	2,380

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Years Ended December 31,
Accident Year		2017 (unaudited)	2018
2008 and Prior		$10,363	$22,697
2009		3,341	6,237
2010		1,958	3,659
2011		753	3,724
2012		6,850	10,050
2013		5,927	9,667
2014		1,581	2,426
2015		469	2,487
2016		—	—
2017		—	—
2018			—
			60,947
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance			$99,801

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2018

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance			As of December 31, 2018
		For the Year Ended December 31,
Accident Year	Total Net Reserves Acquired	2018	IBNR	Cumulative Number of Claims
2008 and Prior	$486,710	$322,299	$108,367	199,629
2009	68,375	60,850	4,586	9,862
2010	88,753	109,592	33,728	13,724
2011	156,555	145,051	26,322	13,995
2012	220,662	215,610	47,105	14,245
2013	261,673	265,032	70,607	15,928
2014	405,168	448,775	136,884	19,020
2015	348,524	467,058	155,456	23,632
2016	169,194	171,134	84,128	2,095
2017	206,944	207,082	130,071	4,238
2018	318,474	318,474	222,772	5,032
	$2,731,032	$2,730,957	$1,020,026	321,400

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Year Ended December 31,
Accident Year		2018
2008 and Prior		$26,326
2009		15,338
2010		11,010
2011		26,671
2012		31,391
2013		41,824
2014		93,171
2015		100,091
2016		6,275
2017		52
2018		—
		$352,149
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance		$2,378,808

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2018 - General Casualty

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance			As of December 31, 2018
		For the Year Ended December 31,
Accident Year	Total Net Reserves Acquired	2018	IBNR	Cumulative Number of Claims
2008 and Prior	$84,065	$40,977	$9,892	44,790
2009	9,157	7,123	1,437	1,006
2010	28,863	22,098	4,240	1,856
2011	16,394	14,709	2,302	1,392
2012	33,326	30,385	7,501	1,549
2013	38,708	53,146	16,166	1,563
2014	54,487	73,680	22,038	2,149
2015	74,380	87,639	32,230	3,296
2016	27,306	27,306	15,306	252
2017	36,246	36,246	24,289	232
2018	35,770	35,770	23,606	186
	$438,702	$429,079	$159,007	58,271

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Year Ended December 31,
Accident Year		2018
2008 and Prior		$3,181
2009		850
2010		5,981
2011		2,480
2012		1,819
2013		10,855
2014		14,645
2015		17,210
2016		—
2017		—
2018		—
		$57,021
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance		$372,058

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2018 - Workers' Compensation

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance			As of December 31, 2018
		For the Year Ended December 31,
Accident Year	Total Net Reserves Acquired	2018	IBNR	Cumulative Number of Claims
2008 and Prior	$83,867	$84,667	$20,321	1,483
2009	22,548	17,287	6,039	259
2010	24,914	25,231	11,209	362
2011	30,399	25,693	13,686	419
2012	29,438	29,880	15,481	484
2013	38,737	39,263	21,095	888
2014	69,212	70,525	37,658	1,380
2015	39,430	39,794	23,340	1,408
2016	49,476	49,476	32,657	886
2017	57,899	57,899	43,036	993
2018	68,486	68,486	59,043	885
	$514,406	$508,201	$283,565	9,447

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Year Ended December 31,
Accident Year		2018
2008 and Prior		$—
2009		3,788
2010		316
2011		(1,402)
2012		520
2013		1,527
2014		3,238
2015		1,342
2016		—
2017		—
2018		—
		$9,329
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance		$498,872

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2018 - Marine, Aviation & Transit

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance			As of December 31, 2018
		For the Year Ended December 31,
Accident Year	Total Net Reserves Acquired	2018	IBNR	Cumulative Number of Claims
2008 and Prior	$38,020	$25,608	$(6,123)	54,343
2009	8,569	5,091	(3,636)	2,649
2010	3,402	3,700	5,905	3,248
2011	8,795	10,053	646	3,962
2012	16,038	12,198	(1,141)	4,265
2013	44,550	36,642	4,640	5,699
2014	64,292	84,106	13,641	5,838
2015	32,534	69,590	10,864	6,516
2016	29	29	24	79
2017	134	134	120	71
2018	1,399	1,399	1,386	66
	$217,762	$248,550	$26,326	86,736

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Year Ended December 31,
Accident Year		2018
2008 and Prior		$859
2009		2,410
2010		(3,887)
2011		5,094
2012		1,323
2013		6,093
2014		25,299
2015		24,638
2016		—
2017		—
2018		—
		$61,829
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance		$186,721

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2018 - Professional Indemnity/Directors & Officers.

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance			As of December 31, 2018
		For the Year Ended December 31,
Accident Year	Total Net Reserves Acquired	2018	IBNR	Cumulative Number of Claims
2008 and Prior	$140,108	$72,453	$8,451	48,133
2009	30,592	21,317	(9,645)	4,246
2010	35,237	39,743	8,473	4,251
2011	39,028	49,320	10,443	3,736
2012	53,094	66,622	13,273	3,249
2013	52,894	59,615	16,106	3,186
2014	83,767	104,639	36,447	3,518
2015	48,715	96,152	48,769	3,804
2016	—	—	—	—
2017	—	—	—	—
2018	—	—	—	—
	$483,435	$509,861	$132,317	74,123

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Year Ended December 31,
Accident Year		2018
2008 and Prior		$20,413
2009		6,891
2010		3,969
2011		12,927
2012		16,105
2013		10,992
2014		23,424
2015		14,111
2016		—
2017		—
2018		—
		$108,832
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance		$401,029

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2018 - Motor

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance			As of December 31, 2018
		For the Year Ended December 31,
Accident Year	Total Net Reserves Acquired	2018	IBNR	Cumulative Number of Claims
2008 and Prior	$115,064	$11,687	$3,708	265
2009	8,370	3,922	986	86
2010	23,614	13,761	(206)	920
2011	41,740	36,047	1,539	1,219
2012	50,413	53,766	4,875	1,611
2013	50,493	66,587	15,539	667
2014	76,186	98,361	28,650	1,203
2015	87,977	125,513	30,960	1,371
2016	79,459	86,144	36,147	701
2017	90,289	90,479	59,706	2,766
2018	150,684	150,684	112,294	3,726
	$774,289	$736,951	$294,198	14,535

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Year Ended December 31,
Accident Year		2018
2008 and Prior		$1,518
2009		887
2010		4,578
2011		6,158
2012		12,600
2013		10,703
2014		21,007
2015		20,070
2016		6,275
2017		52
2018		—
		$83,848
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance		$653,103

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2018 - Property

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance			As of December 31, 2018
		For the Year Ended December 31,
Accident Year	Total Net Reserves Acquired	2018	IBNR	Cumulative Number of Claims
2008 and Prior	$3,441	$8,012	$(393)	49,684
2009	623	579	(266)	1,387
2010	3,095	2,186	2	2,776
2011	2,655	2,915	1,043	2,965
2012	4,571	3,276	(15)	2,770
2013	7,640	8,771	305	3,657
2014	14,663	14,249	873	4,389
2015	44,595	46,448	456	6,649
2016	8,152	8,152	(34)	174
2017	22,267	22,267	2,860	174
2018	61,894	61,894	26,202	166
	$173,596	$178,749	$31,033	74,791

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Year Ended December 31,
Accident Year		2018
2008 and Prior		$257
2009		39
2010		119
2011		273
2012		(236)
2013		1,640
2014		3,958
2015		20,760
2016		—
2017		—
2018		—
		$26,810
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance		$151,939

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annual Historical Duration of Claims
The following is unaudited supplementary information, which presents the annual percentage payout since the year of acquisition, by year of acquisition and significant line of business within each acquisition year:

	Annual Percentage Payout of Incurred Losses since Year of Acquisition, Net of Reinsurance
Year of Acquisition	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
2009 - All lines of business	1.07%	7.73%	10.56%	2.27%	8.71%	6.12%	3.21%	7.55%	3.57%	4.34%
2010 - All lines of business	13.72%	15.73%	21.40%	10.67%	3.61%	3.69%	2.25%	3.79%	2.07%
2011 - All lines of business	23.37%	14.51%	(1.99)%	(27.39)%	(2.48)%	3.47%	(3.05)%	4.01%
2012 - All lines of business	1.19%	24.87%	15.69%	11.77%	9.34%	4.24%	5.10%
2013 - All lines of business	25.35%	21.26%	15.65%	10.82%	5.22%	3.70%
2014 - All lines of business	33.66%	23.78%	11.07%	7.00%	3.75%
2015 - All lines of business	16.74%	16.81%	11.72%	9.62%
2015 - Workers' compensation	13.11%	16.29%	10.81%	9.28%
2016 - All lines of business	7.83%	9.43%	8.17%
2016 - Asbestos	3.59%	8.90%	9.37%
2016 - Environment	6.10%	12.67%	9.89%
2016 - Workers' Compensation	9.71%	8.41%	6.63%
2017 - All lines of business	8.24%	7.71%
2017 - Asbestos	2.57%	4.86%
2017 - General Casualty	19.44%	18.48%
2018 - All lines of business	12.89%
2018 - General Casualty	13.29%
2018 - Workers' Compensation	1.84%
2018 - Marine, Aviation & Transit	24.88%
2018 - Professional Indemnity/Directors & Officers	21.35%
2018 - Motor	11.38%
2018 - Property	15.00%

Atrium

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Balance as at January 1	$240,873	$212,122	$201,017
Less: reinsurance reserves recoverable	40,531	30,009	25,852
Net balance as at January 1	200,342	182,113	175,165
Net incurred losses and LAE:
Current period	83,627	90,359	71,358
Prior periods	(13,817)	(20,940)	(12,971)
Total net incurred losses and LAE	69,810	69,419	58,387
Net paid losses:
Current period	(35,537)	(24,571)	(23,582)
Prior periods	(28,969)	(31,107)	(24,416)
Total net paid losses	(64,506)	(55,678)	(47,998)
Effect of exchange rate movement	(3,130)	4,488	(3,441)
Net balance as at December 31	202,516	200,342	182,113
Plus: reinsurance reserves recoverable	38,768	40,531	30,009
Balance as at December 31	$241,284	$240,873	$212,122

Net incurred losses and LAE in the Atrium segment for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018			2017			2016
	Prior Period	Current Period	Total	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$28,969	$35,537	$64,506	$31,107	$24,571	$55,678	$24,416	$23,582	$47,998
Net change in case and LAE reserves	(10,161)	16,492	6,331	(13,324)	21,662	8,338	(13,115)	12,967	(148)
Net change in IBNR reserves	(27,507)	31,598	4,091	(35,650)	43,329	7,679	(20,543)	34,243	13,700
Increase (reduction) in estimates of net ultimate losses	(8,699)	83,627	74,928	(17,867)	89,562	71,695	(9,242)	70,792	61,550
Increase in provisions for bad debt	—	—	—	89	70	159	—	—	—
Increase (reduction) in provisions for unallocated LAE	—	—	—	(442)	727	285	(421)	566	145
Amortization of fair value adjustments	(5,118)	—	(5,118)	(2,720)	—	(2,720)	(3,308)	—	(3,308)
Net incurred losses and LAE	$(13,817)	$83,627	$69,810	$(20,940)	$90,359	$69,419	$(12,971)	$71,358	$58,387

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disclosures of Incurred and Paid Loss Development, IBNR, Claims Counts and Payout Percentages
The following tables provide a breakdown of the gross and net losses and LAE by line of business and the fair value adjustments resulting from business acquisitions and ULAE as of December 31, 2018 and 2017 for the Atrium segment:

	2018
	Gross			Net
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Marine, Aviation and Transit	$32,999	$36,011	$69,010	$21,460	$24,207	$45,667
Binding Authorities	28,512	59,302	87,814	26,601	57,016	83,617
Reinsurance	18,547	27,653	46,200	15,180	24,823	40,003
Accident and Health	4,972	6,348	11,320	4,225	5,837	10,062
Non-Marine Direct and Facultative	9,855	11,207	21,062	8,529	9,389	17,918
Total	$94,885	$140,521	$235,406	$75,995	$121,272	$197,267
Fair value adjustments			3,476			2,847
ULAE			2,402			2,402
Total			$241,284			$202,516

	2017
	Gross			Net
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Marine, Aviation and Transit	$24,581	$46,138	$70,719	$20,177	$28,551	$48,728
Binding Authorities	26,115	51,896	78,011	24,158	49,486	73,644
Reinsurance	14,381	34,489	48,870	13,815	26,336	40,151
Accident and Health	3,716	5,518	9,234	3,296	4,994	8,290
Non-Marine Direct and Facultative	9,570	12,467	22,037	9,444	9,665	19,109
Total	$78,363	$150,508	$228,871	$70,890	$119,032	$189,922
Fair value adjustments			9,547			7,965
ULAE			2,455			2,455
Total			$240,873			$200,342

The Atrium segment comprises only 3% of the total consolidated gross liability for losses and LAE as at December 31, 2018 and therefore has not been disaggregated further for purposes of presenting the accident year disclosures below.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth information about incurred and paid loss development information for the Atrium segment as at December 31, 2018. The information related to incurred and paid loss development for the years ended December 31, 2009 through 2017 is presented as supplementary information and is therefore unaudited. Information about total IBNR reserves and cumulative loss frequency as at December 31, 2018, including expected development on reported losses included within the net incurred losses and allocated LAE amounts for the Atrium segment, are set forth in the table below.

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2018
Accident Year	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018	IBNR(1)	Cumulative Number of Claims
2008 and Prior	500,211	503,236	549,063	538,463	521,835	519,162	515,066	512,187	510,687	499,948	5,514	1,439
2009	27,570	40,073	56,949	51,804	48,592	47,663	45,919	45,197	44,947	54,509	1,112	216
2010		26,676	64,641	57,524	51,433	47,309	45,776	45,293	44,049	43,501	863	280
2011			85,641	84,006	72,297	70,524	68,799	67,505	66,773	66,317	1,487	378
2012				70,040	57,094	55,745	53,582	51,800	50,880	50,399	989	517
2013					58,144	63,518	57,599	54,288	51,534	51,894	2,405	829
2014						68,975	69,230	65,812	60,255	57,384	5,237	1,290
2015							69,347	71,112	63,198	59,906	9,190	2,183
2016								72,753	74,799	69,704	14,229	3,856
2017									89,814	94,485	27,401	6,287
2018										84,612	52,845	5,590
									Total	$1,132,659	$121,272	22,865
(1) Total of IBNR plus expected development on reported losses.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,
Accident Year	2009 (unaudited)	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018
2008 and Prior	$438,313	$461,160	$472,617	$480,751	$488,939	$492,516	$496,718	$498,426	$499,533	$497,063
2009	11,910	27,487	34,408	37,887	39,882	41,069	41,741	42,023	42,278	43,212
2010		11,425	25,006	32,075	36,349	38,815	39,829	40,416	40,989	41,151
2011			16,991	39,667	51,975	58,114	62,012	63,351	64,631	64,102
2012				11,211	31,366	37,869	42,026	44,308	45,194	46,757
2013					14,552	31,972	40,314	43,375	45,249	45,963
2014						17,524	34,232	41,425	46,663	48,298
2015							11,993	29,562	38,806	44,324
2016								13,665	34,408	43,992
2017									14,312	47,500
2018										13,030
									Total	$935,392
			Total outstanding liabilities for unpaid losses and LAE, net of reinsurance							$197,267

The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the Atrium segment for the year ended December 31, 2018 is set forth below:

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2018
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$197,267
Reinsurance recoverable on unpaid losses	38,139
Gross liability for unpaid losses and LAE before unallocated loss adjustment expenses and fair value adjustments	$235,406

The following is unaudited supplementary information for average annual historical duration of claims within the Atrium segment:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Atrium	22.47%	32.32%	14.77%	8.28%	4.37%	1.93%	1.90%	0.35%	0.42%	1.71%

StarStone
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Balance as at January 1	$1,207,743	$1,059,382	$933,678
Less: reinsurance reserves recoverable	452,017	357,231	299,783
Net balance as at January 1	755,726	702,151	633,895
Net incurred losses and LAE:
Current period	578,892	341,628	415,829
Prior periods	94,491	(26,822)	(14,236)
Total net incurred losses and LAE	673,383	314,806	401,593
Net paid losses:
Current period	(150,778)	(54,867)	(52,128)
Prior periods	(326,352)	(252,926)	(199,125)
Total net paid losses	(477,130)	(307,793)	(251,253)
Effect of exchange rate movement	(9,481)	15,169	(15,984)
Acquired on purchase of subsidiaries	192,981	—	—
Assumed business	10,268	31,393	—
Ceded business	—	—	(66,100)
Net balance as at December 31	1,145,747	755,726	702,151
Plus: reinsurance reserves recoverable	462,950	452,017	357,231
Balance as at December 31	$1,608,697	$1,207,743	$1,059,382

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net incurred losses and LAE in the StarStone segment for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018			2017			2016
	Prior Period	Current Period	Total	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$326,352	$150,778	$477,130	$252,926	$54,867	$307,793	$199,125	$52,128	$251,253
Net change in case and LAE reserves	(81,491)	157,378	75,887	(63,785)	95,470	31,685	(51,309)	124,358	73,049
Net change in IBNR reserves	(144,212)	258,091	113,879	(208,244)	184,704	(23,540)	(156,546)	232,189	75,643
Increase (reduction) in estimates of net ultimate losses	100,649	566,247	666,896	(19,103)	335,041	315,938	(8,730)	408,675	399,945
Increase (reduction) in provisions for unallocated LAE	(5,892)	12,645	6,753	(6,774)	6,587	(187)	(3,611)	7,154	3,543
Amortization of fair value adjustments	(266)	—	(266)	(945)	—	(945)	(1,895)	—	(1,895)
Net incurred losses and LAE	$94,491	$578,892	$673,383	$(26,822)	$341,628	$314,806	$(14,236)	$415,829	$401,593

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

Disclosures of Incurred and Paid Loss Development, IBNR, Claims Counts and Payout Percentages
The following tables provide a breakdown of the gross and net losses and LAE reserves by line of business and the fair value adjustments resulting from business acquisitions and ULAE as of December 31, 2018 and 2017:

	2018
	Gross			Net
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Casualty	$177,432	$331,432	$508,864	$137,828	$282,026	$419,854
Marine	185,084	182,453	367,537	163,889	133,426	297,315
Property	317,102	123,511	440,613	151,774	65,522	217,296
Aerospace	67,203	40,416	107,619	45,879	36,167	82,046
Workers' Compensation	49,373	110,082	159,455	33,759	68,969	102,728
Total	$796,194	$787,894	$1,584,088	$533,129	$586,110	$1,119,239
Fair value adjustments			(467)			1,432
ULAE			25,076			25,076
Total			$1,608,697			$1,145,747

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2017
	Gross			Net
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Casualty	$139,200	$282,789	$421,989	$98,070	$188,518	$286,588
Marine	130,962	118,375	249,337	94,115	69,828	163,943
Property	208,777	89,963	298,740	115,148	39,280	154,428
Aerospace	63,920	26,070	89,990	40,781	17,055	57,836
Workers' Compensation	48,118	82,024	130,142	31,213	41,920	73,133
Total	$590,977	$599,221	$1,190,198	$379,327	$356,601	$735,928
Fair value adjustments			(555)			1,698
ULAE			18,100			18,100
Total			$1,207,743			$755,726

The following tables set forth information about incurred and paid loss development, total IBNR reserves and cumulative loss frequency related to all the individual lines of business within the StarStone segment as at December 31, 2018. The information related to incurred and paid loss development for the years ended December 31, 2014 through 2017 is presented as supplementary information and is therefore unaudited. The information within the tables below is presented on a prospective basis from the date of our acquisition of StarStone on April 1, 2014 since providing pre-acquisition incurred and paid losses by accident year for years prior to 2014 was determined to be impracticable due to significant data limitations.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Casualty

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,					As of December 31, 2018
Accident Year	2014 (Unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018	IBNR(1)	Cumulative Number of Claims
2008 and Prior	$60,044	$60,046	$60,119	$60,041	$60,077	$—	2,080
2009	20,026	20,085	20,085	20,089	20,261	3	463
2010	16,173	17,320	17,406	18,085	18,103	171	728
2011	20,969	25,275	25,633	24,861	25,301	816	2,034
2012	56,901	48,179	43,901	40,082	39,468	978	3,121
2013	72,918	66,628	77,630	76,072	78,777	6,811	4,974
2014	91,491	92,600	92,857	90,459	90,685	12,504	5,694
2015		104,603	111,262	110,453	123,529	27,687	4,698
2016			125,456	129,264	140,765	41,362	4,363
2017				137,600	162,707	72,210	4,613
2018					159,331	119,484	2,982
				Total	$919,004	$282,026	35,750
(1) Total of IBNR plus expected development on reported losses.
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,
Accident Year	2014 (Unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018
2008 and Prior	$60,044	$60,046	$60,119	$60,041	$60,077
2009	20,026	20,085	20,085	20,089	20,261
2010	15,113	17,320	17,406	18,085	18,103
2011	15,605	20,945	23,612	24,176	24,806
2012	18,348	29,436	32,625	33,873	36,082
2013	23,056	30,400	50,018	54,570	60,273
2014	5,737	21,884	37,575	50,740	64,658
2015		8,121	27,389	49,136	68,363
2016			4,659	42,999	75,019
2017				9,992	50,704
2018					20,804
				Total	$499,150
		Total outstanding liabilities for unpaid losses and LAE, net of reinsurance			$419,854

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2018 is set forth below:

2018
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$419,854
Reinsurance recoverable on unpaid losses	89,010
Gross liability for unpaid losses and LAE before unallocated loss adjustment expenses and fair value adjustments	$508,864

The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Casualty	7.1%	21.4%	16.7%	20.8%	12.6%	8.3%	1.7%	1.6%	—%	0.5%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marine

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,					As of December 31, 2018
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018	IBNR(1)	Cumulative Number of Claims
2008 and Prior	$16,526	$16,557	$16,600	$16,620	$16,644	$—	1,361
2009	10,420	10,321	10,294	10,307	10,308	—	629
2010	22,356	19,282	19,123	19,185	19,054	265	1,026
2011	29,616	27,854	27,430	27,469	27,809	392	1,953
2012	48,187	51,686	51,341	50,073	50,877	421	2,414
2013	62,952	55,068	52,846	53,780	57,059	99	2,210
2014	50,259	53,650	48,624	55,074	50,713	601	3,931
2015		71,122	70,134	79,611	81,159	2,640	5,605
2016			82,859	83,670	87,791	14,330	6,679
2017				131,200	159,664	50,006	7,799
2018					168,750	64,672	6,302
				Total	$729,829	$133,426	39,909
(1) Total of IBNR plus expected development on reported losses.
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018
2008 and Prior	$16,518	$16,557	$16,600	$16,620	$16,644
2009	10,298	10,309	10,291	10,298	10,308
2010	16,307	18,337	18,415	18,386	18,450
2011	24,366	25,419	26,392	26,639	26,748
2012	38,547	42,684	44,509	45,294	45,742
2013	29,186	38,324	42,405	44,863	46,921
2014	10,930	24,933	32,463	36,908	42,560
2015		10,883	30,685	50,222	56,305
2016			12,200	42,041	57,764
2017				25,417	69,437
2018					41,635
				Total	$432,514
		Total outstanding liabilities for unpaid losses and LAE, net of reinsurance			$297,315

The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2018 is set forth below:

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2018
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$297,315
Reinsurance recoverable on unpaid losses	70,222
Gross liability for unpaid losses and LAE before unallocated loss adjustment expenses and fair value adjustments	$367,537

The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Marine	17.9%	28.4%	18.2%	7.9%	5.7%	4.8%	0.5%	0.1%	0.2%	0.1%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,					As of December 31, 2018
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018	IBNR(1)	Cumulative Number of Claims
2008 and Prior	$84,812	$84,652	$84,265	$84,500	$82,172	$—	1,835
2009	28,360	27,824	28,297	28,550	31,831	—	1,060
2010	74,412	72,959	71,600	71,661	71,679	—	1,561
2011	90,707	89,271	89,305	88,991	88,919	—	1,612
2012	65,516	61,422	60,420	61,350	58,443	—	1,495
2013	77,944	64,848	64,509	63,673	61,930	—	1,956
2014	58,855	43,619	42,917	43,308	41,258	846	2,077
2015		78,721	76,362	70,132	70,018	2,064	5,580
2016			87,266	94,995	94,530	4,690	6,710
2017				155,053	171,510	19,966	7,766
2018					164,155	37,956	4,383
				Total	$936,445	$65,522	36,035
(1) Total of IBNR plus expected development on reported losses.
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018
2008 and Prior	$84,362	$84,594	$84,265	$84,278	$80,906
2009	27,693	27,731	28,088	28,325	31,607
2010	68,605	71,491	71,600	71,661	71,679
2011	86,986	88,197	88,697	88,944	88,919
2012	47,879	51,935	54,072	55,027	55,222
2013	30,763	46,146	50,932	52,982	59,070
2014	5,470	18,727	31,426	34,347	35,868
2015		10,410	28,582	55,204	63,718
2016			26,741	57,761	74,938
2017				37,369	98,107
2018					59,115
				Total	$719,149
		Total outstanding liabilities for unpaid losses and LAE, net of reinsurance			$217,296
The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2018 is set forth below:

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2018
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$217,296
Reinsurance recoverable on unpaid losses	223,317
Gross liability for unpaid losses and LAE before unallocated loss adjustment expenses and fair value adjustments	$440,613

The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Property	22.8%	31.6%	28.0%	8.5%	3.0%	4.0%	0.2%	0.2%	0.3%	0.2%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aerospace

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,					As of December 31, 2018
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018	IBNR(1)	Cumulative Number of Claims
2008 and Prior	$—	$—	$—	$—	$—	$—	—
2009	—	—	—	—	—	—	—
2010	18,516	18,144	18,454	18,956	19,032	78	572
2011	58,771	57,244	57,668	58,102	59,637	215	2,188
2012	55,720	55,418	56,261	56,214	57,506	356	2,410
2013	72,065	70,148	70,475	74,847	77,341	801	2,549
2014	65,227	53,549	53,563	52,342	54,412	1,149	2,830
2015		66,347	69,500	72,503	73,175	1,874	2,922
2016			37,728	44,912	48,093	6,853	2,783
2017				31,257	35,050	1,585	2,809
2018					59,448	23,256	1,682
				Total	$483,694	$36,167	20,745
(1) Total of IBNR plus expected development on reported losses
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018
2008 and Prior	$—	$—	$—	$—	$—
2009	—	—	—	—	—
2010	15,471	16,615	17,218	18,274	18,558
2011	53,812	55,170	55,850	56,427	57,020
2012	45,950	49,381	52,191	53,668	54,859
2013	50,856	59,845	63,417	68,735	72,721
2014	17,307	31,165	38,439	40,686	43,805
2015		32,375	52,180	60,813	63,986
2016			11,803	31,798	36,963
2017				10,389	28,200
2018					25,536
				Total	$401,648
		Total outstanding liabilities for unpaid losses and LAE, net of reinsurance			$82,046

The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2018 is set forth below:

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2018
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$82,046
Reinsurance recoverable on unpaid losses	25,573
Gross liability for unpaid losses and LAE before unallocated loss adjustment expenses and fair value adjustments	$107,619

The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Aerospace	34.6%	31.4%	11.9%	4.8%	4.9%	3.7%	2.1%	3.3%	1.5%	—%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Workers' Compensation

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,					As of December 31, 2018
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018	IBNR(1)	Cumulative Number of Claims
2008 and Prior	$—	$—	$—	$—	$—	$—	—
2009	—	—	—	—	—	—	—
2010	—	—	—	—	—	—	—
2011	—	—	—	—	—	—	—
2012	—	—	—	—	—	—	—
2013	—	—	—	—	—	—	—
2014	15,607	17,199	18,290	15,662	15,202	1,755	1,062
2015		54,977	55,505	50,103	47,338	6,620	2,518
2016			62,942	54,121	54,793	12,404	2,489
2017				43,366	39,089	17,876	2,079
2018					44,615	30,314	2,303
				Total	$201,037	$68,969	10,451
(1) Total of IBNR plus expected development on reported losses.
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018
2008 and Prior	$—	$—	$—	$—	$—
2009	—	—	—	—	—
2010	—	—	—	—	—
2011	—	—	—	—	—
2012	—	—	—	—	—
2013	—	—	—	—	—
2014	1,491	6,079	9,279	11,431	12,242
2015		6,361	20,194	30,439	35,311
2016			7,953	23,428	32,739
2017				5,477	13,509
2018					4,508
				Total	$98,309
		Total outstanding liabilities for unpaid losses and LAE, net of reinsurance			$102,728

The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2018 is set forth below:

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2018
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$102,728
Reinsurance recoverable on unpaid losses	56,727
Gross liability for unpaid losses and LAE before unallocated loss adjustment expenses and fair value adjustments	$159,455

The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Workers' compensation	12.4%	27.0%	19.9%	12.2%	5.3%	—%	—%	—%	—%	—%

11. FAIR VALUE MEASUREMENTS
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
Investments:
Fixed maturity investments:
U.S. government and agency	$—	$510,245	$—	$—	$510,245
U.K. government	—	300,631	—	—	300,631
Other government	—	793,810	—	—	793,810
Corporate	—	4,802,454	37,386	—	4,839,840
Municipal	—	130,265	—	—	130,265
Residential mortgage-backed	—	773,557	—	—	773,557
Commercial mortgage-backed	—	705,674	7,389	—	713,063
Asset-backed	—	627,360	9,121	—	636,481
	$—	$8,643,996	$53,896	$—	$8,697,892

Other assets included within funds held - directly managed	—	14,780	—	—	14,780

Equities:
Publicly traded equity investments	$102,102	$36,313	$—	$—	$138,415
Privately held equity investments	—	—	228,710	—	228,710
	$102,102	$36,313	$228,710	$—	$367,125

Other investments:
Hedge funds	$—	$—	$—	$852,584	$852,584
Fixed income funds	—	290,864	—	112,994	403,858
Equity funds	—	100,440	—	233,241	333,681
Private equity funds	—	—	—	248,628	248,628
CLO equities	—	—	39,052	—	39,052
CLO equity fund	—	—	—	37,260	37,260
Private credit funds	—	—	—	33,381	33,381
Others	—	578	315	8,420	9,313
	$—	$391,882	$39,367	$1,526,508	$1,957,757
Total Investments	$102,102	$9,086,971	$321,973	$1,526,508	$11,037,554

Cash and cash equivalents	$243,839	$21,146	$—	$—	$264,985

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$739,591	$—	$739,591

Other Assets:
Derivative Instruments	$—	$6,701	$—	$—	$6,701
	$—	$6,701	$—	$—	$6,701

Losses and LAE:	$—	$—	$2,874,055	$—	$2,874,055

Other Liabilities:
Derivative Instruments	$—	$983	$—	$—	$983
	$—	$983	$—	$—	$983

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
Investments:
Fixed maturity investments:
U.S. government and agency	$—	$628,073	$—	$—	$628,073
U.K government	—	310,885	—	—	310,885
Other government	—	384,610	—	—	384,610
Corporate	—	4,106,493	67,178	—	4,173,671
Municipal	—	164,287	—	—	164,287
Residential mortgage-backed	—	315,103	3,080	—	318,183
Commercial mortgage-backed	—	611,240	21,494	—	632,734
Asset-backed	—	611,620	27,892	—	639,512
	$—	$7,132,311	$119,644	$—	$7,251,955

Other assets included within funds held - directly managed	$—	$14,554	$—	$—	$14,554

Equities:
Publicly traded equity investments	$103,652	$2,951	$—	$—	$106,603
Privately held equity investments	—		—	—	—
	$103,652	$2,951	$—	$—	$106,603

Other investments:
Private equities and private equity funds	$—	$—	$—	$289,556	$289,556
Equity funds	—	121,046	—	128,429	249,475
Fixed income funds	—	202,570	—	27,429	229,999
Hedge funds	—	—	—	63,773	63,773
CLO equities	—	—	56,765	—	56,765
CLO equity funds	—	—	—	12,840	12,840
Private credit funds	—	—	—	10,156	10,156
Other	—	—	314	514	828
	$—	$323,616	$57,079	$532,697	$913,392
Total Investments	$103,652	$7,473,432	$176,723	$532,697	$8,286,504

Cash and cash equivalents	$107,156	$48,051	$—	$—	$155,207

Reinsurance recoverable:	$—	$—	$542,224	$—	$542,224

Other Assets:
Derivative Instruments	$—	$319	$—	$—	$319
	$—	$319	$—	$—	$319

Losses and LAE:	$—	$—	$1,794,669	$—	$1,794,669

Other Liabilities:
Derivative Instruments	$—	$7,246	$—	$—	$7,246
	$—	$7,246	$—	$—	$7,246

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
The independent pricing services used by the investment accounting service providers, investment managers and investment custodians obtain actual transaction prices for securities that have quoted prices in active markets. Where we utilize single unadjusted broker-dealer quotes, they are generally provided by market makers or broker-dealers who are recognized as market participants in the markets for which they are providing the quotes. For determining the fair value of securities that are not actively traded, in general, pricing services use "matrix pricing" in which the independent pricing service uses observable market inputs including, but not limited to, reported trades, benchmark yields, broker-dealer quotes, interest rates, prepayment speeds, default rates and other such inputs as are available from market sources to determine a reasonable fair value. In addition, pricing services use valuation models, using observable data, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage-backed and asset-backed securities.
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

Equities
Our investments in equities consist of a combination of publicly and privately traded investments. Our publicly traded equity investments in common and preferred stocks predominantly trade on the major exchanges and are managed by our external advisors. Our publicly traded equities are widely diversified and there is no significant concentration in any specific industry. We use an internationally recognized pricing service to estimate the fair value of our publicly traded equities. We have categorized the majority of our publicly traded equity investments other than preferred stock as Level 1 investments because the fair values of these investments are based on unadjusted quoted prices in active markets for identical assets. One equity security is trading in an inactive market and, as a result has been classified as Level 2. The fair value estimates of our investments in publicly traded preferred stock are based on observable market data and, as a result, have been categorized as Level 2.
Our privately held equity investments in common and preferred stocks are direct investments in companies that we believe offer attractive risk adjusted returns and/or offer other strategic advantages. Each investment may have its own unique terms and conditions and there may be restrictions on disposals. The market for these investments is illiquid and there is no active market. The Company uses a combination of cost, internal models, reported values from co-investors/managers and observable inputs, such as capital raises and capital transactions between new and existing shareholders to calculate the fair value of the privately held equity investments. The fair value estimates of our investments in privately held equities are based on unobservable market data and, as a result, have been categorized as Level 3. As of December 31, 2018, we have used cost as our estimate of for value for the majority of our privately held equity investments, given that only a short period of time has passed since the investments were made.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•
Included within others is our investments in the real estate debt fund which we measure fair value by obtaining the most recently available NAV from the external fund manager or third-party administrator. The fair value of this investment is measured using the NAV as a practical expedient and therefore has not been categorized within the fair value hierarchy.

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

•
For our investments in the CLO equity fund, we measure fair value by obtaining the most recently available NAV as advised by the external fund manager or third party administrator. The fair value of this investment is measured using the NAV as a practical expedient and therefore have not been categorized within the fair value hierarchy.

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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Insurance Contracts - Fair Value Option
The Company uses an internal model to calculate the fair value of the liability for losses and loss adjustment expenses and reinsurance balances recoverable on paid and unpaid losses assets for certain retroactive reinsurance contracts where we have elected the fair value option in our Non-life Run-off segment. The fair value was calculated as the aggregate of discounted cash flows plus a risk margin. The discounted cash flow approach uses (i) estimated nominal cash flows based upon an appropriate payment pattern developed in accordance with standard actuarial techniques and (ii) a discount rate based upon a high quality rated corporate bond plus a credit spread for non-performance risk. The model uses corporate bond rates across the yield curve depending on the estimated timing of the future cash flows and specific to the currency of the risk. The risk margin was calculated using the present value of the cost of capital. The cost of capital approach uses (i) projected capital requirements, (ii) multiplied by the risk cost of capital representing the return required for non-hedgeable risk based upon the weighted average cost of capital less investment income and (iii) discounted using the weighted average cost of capital.
Derivative Instruments
The fair values of our foreign currency exchange contracts, as described in Note 7 - "Derivatives and Hedging Instruments" are classified as Level 2. The fair values are based upon prices in active markets for identical contracts.
Level 3 Measurements and Changes in Leveling
Transfers into or out of levels are recorded at their fair values as of the end of the reporting period, consistent with the date of determination of fair value.
Investments
The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the years ended December 31, 2018 and 2017:

	2018
	Corporate	Residential mortgage-backed	Commercial mortgage-backed	Asset-backed	Privately-held Equities	Other Investments	Total
Beginning fair value	$67,178	$3,080	$21,494	$27,892	$—	$57,079	$176,723
Purchases	14,391	—	3,749	46,074	227,000	13,173	304,387
Sales	(65,700)	(1,184)	(5,781)	(49,020)	—	(12,091)	(133,776)
Total realized and unrealized losses	(57)	(28)	(645)	(1,843)	(2)	(18,794)	(21,369)
Transfer into Level 3 from Level 2	28,339	1,795	4,897	9,890	1,712	—	46,633
Transfer out of Level 3 into Level 2	(6,765)	(3,663)	(16,325)	(23,872)	—	—	(50,625)
Ending fair value	$37,386	$—	$7,389	$9,121	$228,710	$39,367	$321,973

	2017
	Corporate	Residential mortgage-backed	Commercial mortgage-backed	Asset-backed	Privately-held Equities	Other Investments	Total
Beginning fair value	$74,534	$—	$12,213	$14,692	$—	$76,878	$178,317
Purchases	28,872	711	21,306	9,749	—	435	61,073
Sales	(37,941)	(37)	(424)	(20,795)	—	(12,350)	(71,547)
Total realized and unrealized gains (losses)	249	(16)	(434)	205	—	(7,884)	(7,880)
Transfer into Level 3 from Level 2	24,431	3,085	18,974	56,074	—	—	102,564
Transfer out of Level 3 into Level 2	(22,967)	(663)	(30,141)	(32,033)	—	—	(85,804)
Ending fair value	$67,178	$3,080	$21,494	$27,892	$—	$57,079	$176,723

Net realized and unrealized gains related to Level 3 assets in the table above are included in net realized and unrealized (losses) gains in our consolidated statements of earnings.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The securities transferred from Level 2 to Level 3 were transferred due to insufficient market observable inputs for the valuation of the specific assets. The transfers from Level 3 to Level 2 were based upon obtaining market observable information regarding the valuations of the specific assets.
Insurance Contracts - Fair Value Option
The following table presents a reconciliation of the beginning and ending balances for all insurance contracts measured at fair value on a recurring basis using Level 3 inputs during the years ended December 31, 2018 and 2017:

	2018			2017
	Liability for losses and LAE	Reinsurance balances recoverable on paid and unpaid losses	Net	Liability for losses and LAE	Reinsurance balances recoverable on paid and unpaid losses	Net
Beginning fair value	$1,794,669	$542,224	$1,252,445	$—	$—	$—
Assumed business	1,890,061	372,780	1,517,281	1,966,843	565,824	1,401,019
Incurred losses and LAE:
Reduction in estimates of ultimate losses	(108,429)	(30,041)	(78,388)	(100,494)	(1,848)	(98,646)
Reduction in unallocated LAE	(20,656)	—	(20,656)	(22,303)	—	(22,303)
Change in fair value	27,845	21,181	6,664	54,007	23,751	30,256
Total incurred losses and LAE	(101,240)	(8,860)	(92,380)	(68,790)	21,903	(90,693)
Paid losses	(576,949)	(148,175)	(428,774)	(197,102)	(56,256)	(140,846)
Effect of exchange rate movements	(132,486)	(18,378)	(114,108)	93,718	10,753	82,965
Ending fair value	$2,874,055	$739,591	$2,134,464	$1,794,669	$542,224	$1,252,445
Changes in fair value in the table above are included in net incurred losses and LAE in our consolidated statements of earnings.
The following table presents the components of the net change in fair value for the years ended December 31, 2018 and 2017:

	2018	2017
Changes in fair value due to changes in:
Duration	$74,011	$41,332
Corporate bond yield	(71,031)	(11,076)
Risk cost of capital	3,684	—
Change in fair value	$6,664	$30,256

Below is a summary of the quantitative information regarding the significant observable and unobservable inputs used in the internal model to determine fair value on a recurring basis as at December 31, 2018 and 2017:

		2018	2017
Valuation Technique	Unobservable (U) and Observable (O) Inputs	Weighted Average	Weighted Average
Internal model	Corporate bond yield (O)	A rated	A rated
Internal model	Credit spread for non-performance risk (U)	0.2%	0.2%
Internal model	Risk cost of capital	5.0%	5.0%
Internal model	Weighted average cost of capital (U)	8.5%	8.5%
Internal model	Duration - liability (U)	7.33 years	11.41 years
Internal model	Duration - reinsurance balances recoverable on paid and unpaid losses (U)	7.98 years	11.66 years

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses may increase or decrease due to changes in the corporate bond rate, the credit spread for non-performance risk, the risk cost of capital, the weighted average cost of capital and the estimated payment pattern as described below:

•
An increase in the corporate bond rate or credit spread for non-performance risk would result in a decrease in the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses. Conversely, a decrease in the corporate bond rate or credit spread for non-performance risk would result in an increase in the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses.

•
An increase in the weighted average cost of capital would result in an increase in the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses. Conversely, a decrease in the weighted average cost of capital would result in a decrease in the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses.

•
An increase in the risk cost of capital would result in an increase in the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses. Conversely, a decrease in the risk cost of capital would result in a decrease in the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses.

•
The duration of the liability and recoverable is adjusted every period to reflect actual net payments during the period and expected future payments. An acceleration of the estimated payment pattern, a decrease in duration, would result in an increase in the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses. Conversely, a deceleration of the estimated payment pattern, an increase in duration, would result in a decrease in the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses.

In addition, the estimate of the capital required to support the liabilities is based upon current industry standards for capital adequacy. If the required capital per unit of risk increases, then the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses would increase. Conversely, a decrease in required capital would result in a decrease in the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses.
Disclosure of Fair Values for Financial Instruments Carried at Cost
Life Settlement Contracts
During 2018, we sold our investments in life settlement contracts, which were carried at cost. As of December 31, 2017, investments in life settlement contracts were carried at cost of $125.6 million and their fair values were $131.9 million.
Senior Notes
As of December 31, 2018, our 4.5% Senior Notes due 2022 had a carrying value of $348.1 million, while the fair value based on observable market pricing from a third party service was $352.2 million. The fair value is classified as Level 2.
Insurance Contracts
Disclosure of fair value of amounts relating to insurance contracts is not required, except those for which we elected the fair value option, as described above.
Remaining Assets and Liabilities
Our remaining assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature approximates fair value as of December 31, 2018 and 2017.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. POLICY BENEFITS FOR LIFE CONTRACTS
We have acquired long duration contracts that subject us to mortality, longevity and morbidity risks and which are accounted for as life and annuity premiums earned. Life benefit reserves are established using assumptions for investment yields, mortality, morbidity, lapse and expenses, including a provision for adverse deviation. We establish and review our life reserves regularly based upon cash flow projections. We establish and maintain our life reinsurance reserves at a level that we estimate will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support all future cash flow benefit obligations and third-party servicing obligations as they become payable. Refer to Note 2 - "Significant Accounting Policies" - (d) Policy Benefits for Life and Annuity Contracts" for a description of the assumptions used and the process for establishing our assumptions and estimates. Policy benefits for life contracts as at December 31, 2018 and 2017 were $105.1 million and $117.2 million, respectively.
On October 10, 2018, we entered into a Business Transfer Agreement between our wholly-owned subsidiary Alpha and a subsidiary of Monument. This agreement will transfer our remaining life assurance policies written by Alpha to Monument, via a Portfolio Transfer, subject to regulatory approval. The transaction is expected to close during 2019. Our life and annuities operations do not qualify for inclusion in our reportable segments and are therefore included within other activities. The related assets, as well as the results from these operations, were not significant to our consolidated operations and therefore they have not been classified as a discontinued operation. In addition, our proposed transfer of these life assurance polices to Monument was not classified as a held-for-sale business transaction since the underlying contracts do not meet the definition of a business. We have an investment in Monument, as described further in Note 21 - "Related Party Transactions".
13. PREMIUMS WRITTEN AND EARNED
The following tables provide a summary of net premiums written and earned for the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Non-life Run-off
Gross	$(8,910)	$25,230	$14,102	$23,950	$17,316	$25,989
Ceded	(307)	(15,803)	(7,620)	(9,788)	(8,114)	(9,234)
Net	$(9,217)	$9,427	$6,482	$14,162	$9,202	$16,755
Atrium
Gross	$171,494	$164,428	$153,472	$152,278	$143,170	$140,438
Ceded	(18,006)	(18,113)	(19,258)	(17,531)	(2,733)	(16,022)
Net	$153,488	$146,315	$134,214	$134,747	$140,437	$124,416
StarStone
Gross	$1,121,135	$1,010,816	$895,160	$865,159	$854,699	$830,186
Ceded	(315,573)	(295,857)	(430,259)	(405,756)	(206,663)	(153,578)
Net	$805,562	$714,959	$464,901	$459,403	$648,036	$676,608
Other
Gross	$32,378	$25,237	$5,719	$5,900	$7,157	$7,220
Ceded	(311)	(363)	(926)	(1,091)	(896)	(1,485)
Net	$32,067	$24,874	$4,793	$4,809	$6,261	$5,735
Total
Gross	$1,316,097	$1,225,711	$1,068,453	$1,047,287	$1,022,342	$1,003,833
Ceded	(334,197)	(330,136)	(458,063)	(434,166)	(218,406)	(180,319)
Net	$981,900	$895,575	$610,390	$613,121	$803,936	$823,514

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. GOODWILL AND INTANGIBLE ASSETS
The following table presents a reconciliation of the beginning and ending goodwill and intangible assets for the years ended December 31, 2018 and 2017:

		Intangible assets
	Goodwill	Intangible assets with a definite life	Intangible assets with an indefinite life	Total	Total
Balance as at December 31, 2016	$73,071	$24,753	$87,031	$111,784	$184,855
Acquired during the year	—	—	—	—	—
Amortization	—	(4,266)	—	(4,266)	(4,266)
Balance as at December 31, 2017	$73,071	$20,487	$87,031	$107,518	$180,589
Acquired during the year	41,736	—	—	—	41,736
Amortization	—	(3,600)	—	(3,600)	(3,600)
Balance as at December 31, 2018	$114,807	$16,887	$87,031	$103,918	$218,725

Goodwill
Goodwill as of December 31, 2018 and 2017, related to our Non-life Run-off, Atrium and StarStone segments, was as follows:

	2018	2017
Non-life Run-Off	$62,959	$21,223
Atrium	38,848	38,848
StarStone	13,000	13,000
	$114,807	$73,071

The increase in the goodwill balance in the Non-life Run-off segment was due to the acquisition of KaylaRe as discussed in Note 3 - "Acquisitions", which resulted in the recognition of goodwill of $41.7 million, none of which is amortizable for tax purposes. For the year ended December 31, 2018, we completed our assessment for impairment of goodwill and concluded that there had been no impairment of our carried goodwill amount.

Intangible Assets
Intangible assets with a definite life includes the distribution channel, technology and brand related to our acquisitions of Atrium and StarStone. These assets are amortized on a straight-line basis over a period ranging from four to fifteen years. The following table provides a summary of the amortization recorded on the intangible assets for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Intangible asset amortization	$3,600	$4,266	$6,449

Intangible assets with an indefinite life includes assets associated with the Lloyd’s syndicate capacity for StarStone and Atrium, StarStone's U.S. insurance licenses, and Atrium’s management contract with Syndicate 609 in relation to underwriting, actuarial and support services it provides.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross carrying value, accumulated amortization and net carrying value of intangible assets by type as of December 31, 2018 and 2017 was as follows:

	2018			2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with a definite life:
Distribution channel	$20,000	$(6,776)	$13,224	$20,000	$(5,444)	$14,556
Technology	15,000	(14,778)	222	15,000	(13,210)	1,790
Brand	7,000	(3,559)	3,441	7,000	(2,859)	4,141
Total	$42,000	$(25,113)	$16,887	$42,000	$(21,513)	$20,487
Intangible assets with an indefinite life:
Lloyd’s syndicate capacity	$37,031	$—	$37,031	$37,031	$—	$37,031
Licenses	19,900	—	19,900	19,900	—	19,900
Management contract	30,100	—	30,100	30,100	—	30,100
Total	$87,031	$—	$87,031	$87,031	$—	$87,031
The net carrying value of intangible assets by segment and by type as of December 31, 2018 and 2017 was as follows:

	2018			2017
	Atrium	StarStone	Total	Atrium	StarStone	Total
Intangible assets with a definite life:
Distribution channel	$13,224	$—	$13,224	$14,556	$—	$14,556
Technology	—	222	222	—	1,790	1,790
Brand	3,441	—	3,441	4,141	—	4,141
Total	$16,665	$222	$16,887	$18,697	$1,790	$20,487
Intangible assets with an indefinite life:
Lloyd’s syndicate capacity	$33,031	$4,000	$37,031	$33,031	$4,000	$37,031
Licenses	—	19,900	19,900	—	19,900	19,900
Management contract	30,100	—	30,100	30,100	—	30,100
Total	$63,131	$23,900	$87,031	$63,131	$23,900	$87,031

Total intangible assets	$79,796	$24,122	$103,918	$81,828	$25,690	$107,518

The estimated future amortization expense related to our intangible assets with a definite life is as follows:

Year	Atrium	StarStone	Total
2019	$2,033	$222	$2,255
2020	2,033	—	2,033
2021	2,033	—	2,033
2022	2,033	—	2,033
2023	1,975	—	1,975
2024 and thereafter	6,558	—	6,558
Total amortization	$16,665	$222	$16,887

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. DEBT OBLIGATIONS AND CREDIT FACILITIES
We primarily utilize debt facilities for acquisitions and significant new business and, from time to time, for general corporate purposes. Under these facilities, debt obligations as of December 31, 2018 and 2017 were as follows:

Facility	Origination Date	Term	2018	2017
Senior Notes	March 10, 2017	5 years	$348,054	$347,516
EGL Revolving Credit Facility	August 16, 2018	5 years	15,000	—
Previous EGL Revolving Credit Facility	September 16, 2014	5 years	—	225,110
2018 EGL Term Loan Facility	December 27, 2018	3 years	498,485	—
2016 EGL Term Loan Facility	November 18, 2016	3 years	—	74,063
Total debt obligations			$861,539	$646,689

During the year ended December 31, 2018, we utilized $1,132.5 million and repaid $914.3 million under our facilities. The facilities were primarily utilized for funding acquisitions as described in Note 3 - "Acquisitions", significant new business as described in Note 4 - "Significant New Business", and investing activities.
The table below provides a summary of the total interest expense for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Interest expense on debt obligations	$25,742	$26,035	$20,349
Funds withheld balances and other	475	2,067	293
Total interest expense	$26,217	$28,102	$20,642

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
We incurred costs of $2.9 million in issuing the Notes. These costs included underwriters’ fees, legal and accounting fees, and other fees, and are capitalized and presented as a direct deduction from the principal amount of debt obligations in the consolidated balance sheets. These costs are amortized over the term of the Notes and are included in interest expense in our consolidated statements of earnings. The unamortized costs as of December 31, 2018 and 2017 were $1.9 million and $2.5 million, respectively.
EGL Revolving Credit Facility
On August 16, 2018, we and certain of our subsidiaries, as borrowers and guarantors, entered into a new five-year unsecured $600.0 million revolving credit agreement. The revolving credit agreement expires in August 2023 and we have the option to increase the commitments under the facility by up to an aggregate amount of $400.0 million from the existing lenders, or through the addition of new lenders subject to the terms of the agreement. Borrowings under the facility will bear interest at a rate based on the Company's long term senior unsecured debt ratings. In connection with our entry into this revolving credit agreement, we terminated and fully repaid our previous revolving credit agreement, which was originated on September 16, 2014 and was most recently amended on July 17, 2018.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As at December 31, 2018, we were permitted to borrow up to an aggregate of $600.0 million under the facility. As at December 31, 2018, there was $585.0 million of available unutilized capacity under the facility. Subsequent to December 31, 2018, we drew down $173.0 million and repaid $46.0 million, bringing the unutilized capacity under this facility to $458.0 million.
Interest is payable at least every three months at either the alternate base rate ("ABR") or LIBOR plus a margin as set forth in the revolving credit agreement. The margin could vary based upon any change in our long term senior unsecured debt rating assigned by S&P or Fitch. We also pay a commitment fee based on the average daily unutilized portion of the facility. During the existence of an event of default, the interest rate may increase and the agent may, and at the request of the required lenders shall, cancel lender commitments and demand early repayment.
Financial and business covenants imposed on us in relation to the new revolving credit facility include certain limitations on mergers and consolidations, acquisitions, indebtedness and guarantees, restrictions as to dispositions of stock and assets, and limitations on liens. Generally, the financial covenants require us to maintain a gearing ratio of consolidated indebtedness to total capitalization of not greater than 0.35 to 1.0 and to maintain a consolidated net worth of not less than the aggregate of (i) $2.3 billion, (ii) 50% of net income available for distribution to our ordinary shareholders at any time after August 16, 2018, and (iii) 50% of the proceeds of any common stock issuance made after August 16, 2018. In addition, we must maintain eligible capital in excess of the enhanced capital requirement imposed on us by the Bermuda Monetary Authority pursuant to the Insurance (Group Supervision) Rules 2011 of Bermuda. We are in compliance with the covenants of the EGL Revolving Credit Facility.
As at December 31, 2018 and December 31, 2017, there were borrowings of €nil ($nil) and €50.0 million (approximately $60.1 million), respectively, under our revolving credit facilities in effect as of such dates that were designated as non-derivative hedges of our net investment in certain subsidiaries whose functional currency is denominated in Euros. These borrowings were repaid in full during the three months ended September 30, 2018 and the non-derivative hedge was replaced by a Euro-denominated foreign currency forward exchange rate contract in a qualifying hedging arrangement. Refer to Note 7 - "Derivatives and Hedging Instruments" for more information on our derivative and non-derivative hedging instruments.
2018 EGL Term Loan Facility
On December 27, 2018, we entered into and fully utilized a three-year $500.0 million unsecured term loan (the "2018 EGL Term Loan Facility"). The proceeds were partially used to fund the acquisition of Maiden Re North America. We have the option to increase the principal amount of the term loan credit facility up to an aggregate amount of $150 million from the existing lenders or through the addition of new lenders, subject to the terms of the term loan credit agreement.
Interest is payable at least every three months at either ABR or LIBOR plus a margin set forth in the term loan credit agreement. The margin could vary based upon any change in our long term senior unsecured debt rating assigned by S&P or Fitch. During the existence of an event of default, the interest rate may increase and the agent may, and at the request of the required lenders shall, demand early repayment.
Financial and business covenants imposed on us, in relation to the new term loan credit facility, include certain limitations on mergers, consolidations, acquisitions, indebtedness and guarantees, restrictions on dividends, and limitations on liens. Generally, the financial covenants require us to maintain a gearing ratio of consolidated indebtedness to total capitalization of not greater than 0.35 to 1.0 and to maintain a consolidated net worth of not less than the aggregate of (i) $2.3 billion, (ii) 50% of net income available for distribution to our ordinary shareholders at any time after August 16, 2018, and (iii) 50% of the proceeds of any common stock issuance made after August 16, 2018. In addition, we must maintain eligible capital in excess of the enhanced capital requirement imposed on us by the Bermuda Monetary Authority pursuant to the Insurance (Group Supervision) Rules 2011 of Bermuda. We are in compliance with the covenants of the 2018 EGL Term Loan Facility.
We incurred costs of $1.5 million associated with closing the 2018 EGL Term Loan Facility. These costs included bank, legal and accounting fees, and other fees, and are capitalized and presented as a direct deduction from the principal amount of debt obligations in the consolidated balance sheets. These costs are amortized over the term of the facility and are included in interest expense in our consolidated statements of earnings. The unamortized costs as of December 31, 2018 were $1.5 million.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2016 EGL Term Loan Facility
On November 18, 2016, we entered into and fully utilized a three-year $75.0 million unsecured term loan (the "2016 EGL Term Loan Facility"). We fully repaid this facility in the second quarter of 2018 and subsequently terminated it.
Unsecured Letters of Credit
We also utilize unsecured letters of credit for Funds at Lloyd's. On February 8, 2018, we amended and restated our unsecured letter of credit agreement for Funds at Lloyd's ("FAL Facility") to issue up to $325.0 million of letters of credit, with provision to increase the facility up to $400.0 million, subject to lenders approval. Subsequent to year end, on February 12, 2019, we increased the facility up to $375.0 million and maintained the provision to increase the facility to $400.0 million. The FAL Facility is available to satisfy our Funds at Lloyd's requirements and expires in 2022. As at December 31, 2018, our combined Funds at Lloyd's were comprised of cash and investments of $354.6 million and unsecured letters of credit of $295.0 million.
16. NONCONTROLLING INTEREST
We have both redeemable noncontrolling interest and noncontrolling interest on our consolidated balance sheets. Redeemable noncontrolling interest with redemption features that are not solely within our control are classified within temporary equity in the consolidated balance sheets and carried at redemption value, which is fair value. The change in fair value is recognized through retained earnings as if the balance sheet date were also the redemption date. In addition, we also have noncontrolling interest, which does not have redemption features and is classified within equity in the consolidated balance sheets.
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest ("RNCI") as of December 31, 2018 and 2017 comprises the ownership interests held by Trident V Funds ("Trident") (39.3%) and Dowling Capital Partners, L.P. ("Dowling") (1.7%) in our subsidiary North Bay Holdings Limited ("North Bay"). North Bay owns our investments in Atrium and StarStone.
The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI for the years ended December 31, 2018 and 2017:

	2018	2017
Balance at beginning of year	$479,606	$454,522
Capital contributions	55,377	—
Dividends paid	(3,852)	(27,458)
Net earnings attributable to RNCI	(64,794)	19,619
Accumulated other comprehensive income (loss) attributable to RNCI	(240)	1,945
Change in redemption value of RNCI	(7,554)	30,978
Balance at end of year	$458,543	$479,606

We carried the RNCI at its estimated redemption value, which is fair value, as of December 31, 2018. The fair value is based on tangible book value and a valuation multiple derived from a combination of comparable company market valuations, recent comparable transaction multiples and discounted cash flow models. The decrease in the fair value of the RNCI during 2018 was primarily attributable to a decrease in tangible net assets due to net losses relating to StarStone during 2018 and the distribution of Atrium dividends during the year ended December 31, 2018, which were partially offset by a capital contribution to StarStone and net earnings from Atrium. The valuation multiples did not change significantly.
Refer to Note 2 - "Significant Accounting Policies", Note 21 - "Related Party Transactions" and Note 23 - "Commitments and Contingencies" for additional information regarding RNCI.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Noncontrolling Interest
As of December 31, 2018 and 2017, we had $12.1 million and $9.3 million, respectively, of noncontrolling interest ("NCI") primarily related to an external interest in two of our non-life run-off subsidiaries. A reconciliation of the beginning and ending carrying amount of the equity attributable to NCI is included in the Consolidated Statement of Changes in Shareholders Equity.
17. SHARE CAPITAL
As at December 31, 2018 and 2017, the authorized share capital was 111,000,000 ordinary shares ("Voting Ordinary Shares") and non-voting convertible ordinary shares ("Non-Voting Ordinary Shares"), each of par value $1.00 per share, and 45,000,000 preferred shares of par value $1.00 per share.
Voting Ordinary Shares
The Voting Ordinary Shares are listed and trade on the NASDAQ Global Select Market. Each Voting Ordinary Share entitles the holder thereof to one vote. In accordance with the bye-laws, any U.S. shareholder or direct foreign shareholder group whose shares constitute 9.5% or more of the voting power of the Voting Ordinary Shares is entitled to less than one vote for each Voting Ordinary Share held by it. On May 14, 2018, 1,501,778 Voting Ordinary Shares were issued as consideration for the acquisition of KaylaRe Holdings Ltd, as described in Note 3 - "Acquisitions".
Non-Voting Ordinary Shares
The Non-Voting Ordinary Shares are comprised of several different series as of December 31, 2018:

•	the Series A shares were canceled in June 2016 in an internal reorganization as described below.

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

•
there were 910,010 Series E shares issued and outstanding as of December 31, 2018. There were 714,015 Series E shares originally issued and outstanding in connection with the acquisition of StarStone. During 2015, 309,244 of the previously issued and outstanding Series E shares were converted into Voting Ordinary Shares upon market sales by their registered holders constituting a widely dispersed offering. On May 14, 2018, 505,239 Series E non-voting shares were issued as consideration for the acquisition of KaylaRe Holdings Ltd, as described in Note 3 - "Acquisitions". The Series E shares have substantially the same rights as the Series C shares, except that (i) they are convertible only into Voting Ordinary Shares and (ii) they may only vote as required under Bermuda law. The Series E shares include all other Non-Voting Ordinary Shares authorized under our bye-laws but not classified as Series A, B, C or D Non-Voting Ordinary Shares.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series C Preferred Shares
As of December 31, 2018, there were 388,571 Series C Participating Non-Voting Perpetual Preferred Stock ("Series C Preferred Shares") issued and held by one of our wholly-owned subsidiaries. The Series C Preferred Shares were issued in June 2016 in an internal reorganization transaction that resulted in the cancellation of all of the Series A Shares, which had an equivalent value and were also previously held by our wholly-owned subsidiary. The Series C Preferred Shares (i) upon liquidation, dissolution or winding up of the Company, entitle their holders to a preference over holders of our ordinary voting and non-voting shares of an amount equal to $0.001 per share with respect to surplus assets and (ii) are non-voting except in certain limited circumstances. The Series C Preferred shares have dividend rights equal to those of the ordinary voting shares, subject to certain limitations and in an amount determined by a "participation rate" that is generally reflective of the reduction in the number of Series C Preferred Shares issued in exchange for the previously outstanding Series A Shares. The Series C Preferred Shares otherwise rank on parity with the ordinary voting and non-voting shares, and they rank senior to each other class or series of share capital, unless the terms of any such class or series shall expressly provide otherwise.
Series D Preferred Shares
On June 28, 2018, the Company raised $400.0 million of gross proceeds through the public offering of 16,000 shares of its 7.00% non-cumulative fixed-to-floating rate Series D perpetual preferred shares ("Series D Preferred Shares") (equivalent to 16,000,000 depositary shares, each of which represents a 1/1,000th interest in a Series D Preferred Share), $1.00 par value and $25,000 liquidation preference (the "Liquidation Preference") per share (equivalent to $25.00 per depositary share). After underwriting discounts and other expenses, the Company received net proceeds of $389.2 million which was used to repay a portion of amounts outstanding under the EGL Revolving Credit Facility and repay in full the EGL Term Loan Facility. The depositary shares are listed and trade on the NASDAQ Global Select Market.
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
Series E Preferred Shares
On November 21, 2018, the Company raised $110.0 million of gross proceeds through the public offering of 4,400 shares of its 7.00% fixed rate non-cumulative Series E perpetual preferred shares ("Series E Preferred Shares") (equivalent to 4,400,000 depositary shares, each of which represents a 1/1,000th interest in a Series E Preferred Share), $1.00 par value and $25,000 liquidation preference (the "Series E Liquidation Preference") per share (equivalent to $25.00 per depositary share). After underwriting discounts and other expenses, the Company received net proceeds of $106.1 million which was used to fund operations within our Non-life Run-off segment. The depositary shares are listed and trade on the NASDAQ Global Select Market.
The Series E Preferred Shares are not redeemable prior to March 1, 2024, except in specified circumstances relating to certain tax, corporate, capital or rating agency events as described in the prospectus supplement relating to the offering. On and after March 1, 2024, the Series D Preferred Shares, represented by the depositary shares, will be redeemable at the Company’s option, in whole or from time to time in part, at a redemption price equal to $25,000 per Series D Preferred Share (equivalent to $25.00 per depositary share), plus any declared and unpaid dividends.
Warrants
As of December 31, 2018, there were warrants outstanding to acquire 175,901 Series C Non-Voting Ordinary Shares for an exercise price of $115.00 per share, subject to certain adjustments (the "Warrants"). The Warrants were issued in April 2011 and expire in April 2021. The Warrant holder may, at its election, satisfy the exercise price of the Warrants on a cashless basis by surrender of shares otherwise issuable upon exercise of the Warrants in accordance with a formula set forth in the Warrants. During December 2016, 164,919 Warrants were exercised on a cashless basis, resulting in the issuance of 66,520 Series C Non-Voting Ordinary Shares.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends
There were no dividends declared or paid on our ordinary shares during the year ended December 31, 2018, 2017 or 2016.
Holders of Series D and Series E Preferred Shares are entitled to receive, only when, as and if declared, non-cumulative cash dividends, paid quarterly in arrears on the 1st day of March, June, September and December of each year, commencing on September 1, 2018 for the Series D Preferred Shares and March 1, 2019 for the Series E Preferred Shares, of 7.00% per annum. Commencing on September 1, 2028, the Series D Preferred Shares will convert to a floating rate basis and dividends will be payable on a non-cumulative basis, when, as and if declared, at three-month LIBOR plus 4.015% per annum. Dividends that are not declared will not accumulate and will not be payable.
The following table presents the dividends that have been declared and payable on our Series D and E Preferred Shares from January 1, 2018 to March 1, 2019:

				Dividend per:
Preferred Share Series	Date Declared	Record Date	Date Payable	Preferred Share	Depositary Share	Total Dividends Paid in 2018
Series D	July 31, 2018	August 15, 2018	September 1, 2018	$320.83	$0.32083	$5,133
Series D	November 6, 2018	November 15, 2018	December 1, 2018	$437.50	$0.43750	7,000
Series D	February 21, 2019	February 15, 2019	March 1, 2019	$437.50	$0.43750	—
Series E	February 21, 2019	February 15, 2019	March 1, 2019	$486.11	$0.48611	—
						$12,133

Any payment of dividends must be approved by our Board of Directors. Our ability to pay dividends is subject to certain restrictions, as described in Note 22 - "Dividend Restrictions and Statutory Financial Information".

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Numerator:
Net earnings (loss) from continuing operations	$(162,354)	$300,465	$252,844
Net earnings from discontinued operations, net of income taxes	—	10,993	11,963
Net earnings (loss) attributable to Enstar Group Limited	$(162,354)	$311,458	$264,807
Denominator:
Weighted-average ordinary shares outstanding — basic	20,698,310	19,388,621	19,299,426
Effect of dilutive securities:
Share-based compensation plans	129,746	62,732	48,428
Warrants	76,120	76,238	99,387
Weighted-average ordinary shares outstanding — diluted	20,904,176	19,527,591	19,447,241
Earnings per share attributable to Enstar Group Limited:
Basic:
Net earnings (loss) from continuing operations	$(7.84)	$15.50	$13.10
Net earnings from discontinued operations, net of income taxes	—	0.56	0.62
Net earnings (loss) per ordinary share	$(7.84)	$16.06	$13.72
Diluted(1):
Net earnings (loss) from continuing operations	$(7.84)	$15.39	$13.00
Net earnings from discontinued operations, net of income taxes	—	0.56	0.62
Net earnings (loss) per ordinary share	$(7.84)	$15.95	$13.62
(1) During a period of loss, the basic weighted average ordinary shares outstanding is used in the denominator of the diluted loss per ordinary share computation as the effect of including potentially dilutive securities would be anti-dilutive.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. SHARE-BASED COMPENSATION AND PENSIONS
Share-based compensation
Employee share awards have been granted under the 2016 and 2006 Equity Incentive Plans. The table below provides a summary of the compensation costs for share-based compensation plans for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Restricted shares and restricted share units	$7,641	$7,302	$2,950
Performance share units	1,968	5,832	—
Cash-settled stock appreciation rights	(3,316)	8,875	35,626
Total share-based compensation costs	$6,293	$22,009	$38,576

Restricted Shares and Restricted Share Units
Restricted shares and restricted share units are service awards that typically vest over three to four years. These awards are share-settled and are recorded in additional paid-in capital on the consolidated balance sheets. The fair value of these awards is measured at the grant date and expensed over the service period. The following table summarizes the activity related to restricted shares and restricted share awards during 2018:

	Number of Shares	Weighted-Average Share Price of Award
Nonvested — January 1	99,305	$187.84
Granted	3,991	214.37
Vested	(42,000)	184.38
Forfeited	(1,360)	194.16
Nonvested — December 31	59,936	191.89

The unrecognized compensation cost related to our non-vested share awards as at December 31, 2018 was $4.7 million. This cost is expected to be recognized over the next 1.32 years, which is the weighted average contractual life of the awards.
Performance Share Units ("PSUs")
PSUs are share-settled and vest on the third anniversary of the grant date. The number of shares to vest will be determined by a performance adjustment based on the change in fully diluted book value per share ("FDBVPS") over three years, based upon the following award terms:

Grant Year	PSUs Granted at Target	Nonvested Units	Change in FDBVPS (3 - year)
		As of December 31, 2018	Threshold	Target	Maximum
2017	36,321	34,878	20.00%	30.00%	40.00%
2017	91,875	91,875	30.30%	35.70%	41.00%
2018	39,682	32,415	25.00%	32.50%	40.00%
	167,878	159,168

An increase of Target to Maximum or more in FDBVPS results in a settlement of 100% to a maximum of 150% of the units granted, respectively. An increase of Threshold to Target in FDBVPS results in a settlement of 50% to 100% of the units granted, respectively. Straight-line interpolation applies within these ranges and no settlement occurs if the increase in FDBVPS is less than the Threshold. For expense purposes we assume a Target vesting at the initial time of award. As of December 31, 2018, we revised the expected vesting level to Threshold on all PSU awards.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to PSUs during 2018:

	Number of Shares	Weighted-Average Share Price of Award
Nonvested — January 1	126,753	$188.06
Granted	39,682	200.87
Vested	(407)	199.70
Forfeited	(6,860)	198.55
Nonvested — December 31	159,168	190.77

The unrecognized compensation cost related to our non-vested share awards as at December 31, 2018 was $7.7 million. This cost is expected to be recognized over the next 1.64 years, which is the weighted average contractual life of the awards.
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
The following table summarizes the activity related to SARs during 2018:

	Number of SARs	Weighted- Average Exercise Price of SARs	Weighted Average Expected Term (in years)	Aggregate Intrinsic Value(1)
Balance, beginning of year	310,867	$141.30
Exercised	(201,786)	140.72
Balance, end of year	109,081	142.37	2.88	$3,244
(1) The aggregate intrinsic value is calculated as the pre-tax difference between the exercise price of the underlying share awards and the closing price per share of our ordinary shares of $167.57 on December 31, 2018.
Compensation expense for SARs is based on the estimated fair value on the date of grant using the Black-Scholes valuation model, which requires the use of subjective assumptions related to the expected stock price volatility, expected term, expected dividend yield and risk-free interest rate. SARs are liability-classified awards for which compensation expense and the liability are re-measured using the then-current Black Scholes assumptions at each interim reporting date based upon the portion of the requisite service period rendered. The unrecognized compensation cost related to our SARs as at December 31, 2018 was less than $0.1 million.
The following table sets forth the assumptions used to estimate the fair value of the SARs using the Black-Scholes option valuation model as of December 31, 2018, 2017 and 2016:

	2018	2017	2016
Weighted-average fair value per SAR	$45.85	$75.38	$62.39
Weighted-average volatility	18.94%	19.44%	19.82%
Weighted-average risk-free interest rate	2.72%	1.65%	1.12%
Dividend yield	0.00%	0.00%	0.00%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other share-based compensation plans
Northshore Incentive Plan
Our subsidiary, Northshore, has long-term incentive plans that award time-based restricted shares of Northshore to certain Atrium employees. Shares generally vest over two to three years. These share awards have been classified as liability awards. The unrecognized compensation cost related to the Northshore incentive plan at December 31, 2018 was $4.1 million. This cost is expected to be recognized over the next 0.87 years, which is the weighted average contractual life of the awards.

	2018	2017	2016
Compensation costs	$2,792	$3,156	$2,827

Deferred Compensation and Ordinary Share Plan for Non-Employee Directors
The following table summarizes the expenses related to restricted share units and the number of units outstanding for the years ended December 31, 2018, 2017 and 2016 under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors (the "Deferred Compensation Plan"):

	2018	2017	2016
Restricted share units expense	$823	$758	$696

Restricted share units credited to the accounts of non-employee directors	3,975	3,852	4,298

Employee Share Purchase Plan
The following table summarizes the expenses related to the Employee Share Purchase Plan and the number of shares issued to employees for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Compensation costs	$430	$403	$306

Number of units issued to employees	14,183	12,401	12,234

Pension Plans
We provide retirement benefits to eligible employees through various plans that we sponsor. Pension expense can be affected by changes in our employee headcount. The table below summarizes the pension expenses related to our Defined Contribution Plans and our Defined Benefit Plan for the years ended December 31, 2018, 2017 and 2016.

	2018	2017	2016
Defined contribution plans	$11,434	$12,247	$10,810
Defined benefit plan	2,243	1,988	2,273
Total pension expense	$13,677	$14,235	$13,083

Defined Benefit Plan
During 2018, an actuarial review was performed on the defined benefit plan, which determined that the plan’s unfunded liability, as of December 31, 2018 and 2017 was $8.4 million and $9.4 million, respectively. As of December 31, 2018 and 2017, we had an accrued liability of $8.4 million and $9.4 million, respectively, for this plan.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. INCOME TAXATION
Enstar Group Limited is incorporated under the laws of Bermuda and under Bermuda law is not required to pay taxes in Bermuda based upon income or capital gains. The Company, under the Exempted Undertakings Tax Protection Act of 1966, is protected against any legislation that may be enacted in Bermuda which would impose any tax on profits, income, or gain until March 31, 2035.
We have foreign operating subsidiaries and branch operations principally located in the United States, United Kingdom, Continental Europe and Australia that are subject to federal, foreign, state and local taxes in those jurisdictions. Deferred tax liabilities have not been accrued with respect to the undistributed earnings of our foreign subsidiaries. If the earnings were to be distributed, as dividends or other distributions, withholding taxes may be imposed by the jurisdiction of the paying subsidiary. For our U.S. subsidiaries, we have not currently accrued any withholding taxes with respect to unremitted earnings as management has indefinitely reinvested these earnings. For our United Kingdom subsidiaries, there are no withholding taxes imposed. For our other foreign subsidiaries, it would not be practicable to compute such amounts due to a variety of factors, including the amount, timing, and manner of any repatriation. Because we operate in many jurisdictions, our net earnings are subject to risk due to changing tax laws and tax rates around the world. The current, rapidly changing economic environment may increase the likelihood of substantial changes to tax laws in the jurisdictions in which we operate.
The following table presents earnings before taxes by jurisdiction from continuing operations, including earnings (loss) from equity method investments, for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Domestic (Bermuda)	$(232,743)	$167,263	$191,647
Foreign	14,347	147,148	135,677
Total earnings (loss) before income tax on continuing operations	$(218,396)	$314,411	$327,324

The following table presents our current and deferred income tax expense (benefit) from continuing operations by jurisdiction for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Current:
Domestic (Bermuda)	$—	$—	$—
Foreign	(3,632)	10,299	21,485
	(3,632)	10,299	21,485
Deferred:
Domestic (Bermuda)	—	—	—
Foreign	(2,492)	(16,694)	13,389
	(2,492)	(16,694)	13,389
Total income tax expense (benefit) on continuing operations	$(6,124)	$(6,395)	$34,874

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual income tax rate differs from the amount computed by applying the statutory rate of 0% under Bermuda law to earnings from continuing operations before income taxes, including earnings (loss) from equity method investments for the years ended December 31, 2018, 2017 and 2016 as shown in the following reconciliation:

	2018	2017	2016
Earnings (loss) before income tax	$(218,396)	$314,411	$327,324
Bermuda income taxes at statutory rate	0.0%	0.0%	0.0%
Foreign income tax rate differential	0.7%	13.1%	8.8%
Change in valuation allowance	(0.3)%	(34.9)%	(0.1)%
Effect of change in foreign (U.S.) tax rate	—%	20.3%	—%
U.S. base erosion and anti-abuse tax	(0.6)%	—%	—%
Other	3.0%	(0.5)%	2.0%
Effective tax rate	2.8%	(2.0)%	10.7%
Our effective tax rate is generally driven by the geographical distribution of our pre-tax net earnings between our taxable and non-taxable jurisdictions.
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities reflect the tax effect of the differences between the financial reporting and income tax bases of assets and liabilities. Significant components of the deferred tax assets and deferred tax liabilities related to our continuing operations as of December 31, 2018 and 2017 were as follows:

	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$183,633	$177,695
Insurance reserves	18,677	9,082
Unearned premiums	11,314	1,690
Lloyd's underwriting losses taxable in future periods	6,201	9,131
Provisions for bad debt	2,594	6,371
Unrealized losses on investments	5,160	—
Other deferred tax assets	183	1,944
Gross deferred tax assets	227,762	205,913
Valuation allowance	(212,113)	(188,300)
Deferred tax assets	15,649	17,613
Deferred tax liabilities:
Unrealized gains on investments	—	(3,798)
Other deferred tax liabilities	(16,067)	(16,076)
Deferred tax liabilities	(16,067)	(19,874)
Net deferred tax liability	$(418)	$(2,261)

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Deferred Tax Liability balance for continuing operations by major jurisdiction:

	December 31,
	2018	2017
	Net Deferred Tax Liability	Net Deferred Tax Liability
United States	$5,151	$4,947
United Kingdom	(8,377)	(5,150)
Other	2,808	(2,058)
Total	$(418)	$(2,261)

As of December 31, 2018, we had net operating loss carryforwards that could be available to offset future taxable income, as follows:

Tax Jurisdiction	Loss Carryforwards	Tax effect	Expiration
Operating and Capital Loss Carryforwards:
United States - Net operating loss	$522,116	$109,644	2030-2038
United States - Capital loss	15,160	3,191	2021-2023
United Kingdom	248,448	47,205	None
Other	96,418	23,593	None

The U.S. net operating loss carryforwards are also subject to certain utilization limitations based upon their nature and the specific legal entity that holds them.
Impact of U.S. Tax Reform
On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act resulted in a reduction of the U.S. Federal Tax rate to 21% from 35% effective for tax years beginning after December 31, 2017. Consequently, we recorded a $63.8 million reduction of our U.S. deferred tax asset in 2017. The Tax Act also repealed the corporate AMT. Taxpayers with AMT credit carryovers in excess of their tax liability may have the credits refunded over multiple years between 2018 and 2022.
As of December 31, 2018, we completed our accounting for the tax effects of the enactment of the Tax Cuts Jobs Act; however, the United States Treasury may continue to issue regulations that could have a material financial statement impact on our effective tax rate in future periods.
Assessment of Valuation Allowance on Deferred Tax Assets
As of December 31, 2018 and 2017, we had deferred tax asset valuation allowances of $212.1 million and $188.3 million, respectively, related to foreign subsidiaries. We recorded an increase of $23.8 million in our deferred tax valuation allowance for continuing operations during 2018. The deferred tax asset valuation allowances increased primarily due to deferred tax assets acquired during the year.
The realization of deferred tax assets is dependent on generating sufficient taxable income in future periods in which the tax benefits are deductible or creditable. The amount of the deferred tax asset considered realizable, however, could be revised in the future if estimates of future taxable income change. Taxes are determined and assessed jurisdictionally by legal entity or by filing group. Certain jurisdictions require or allow combined or consolidated tax filings. We have estimated future taxable income of our foreign subsidiaries and provided a valuation allowance in respect of those assets where we do not expect to realize a benefit. We have considered all available evidence using a “more likely than not” standard in determining the amount of the valuation allowance. We considered the following evidence: (i) net earnings or losses in recent years; (ii) the future sustainability and likelihood of positive net earnings of our subsidiaries; (iii) the carryforward periods of tax losses including the effect of reversing temporary differences; and (iv) tax planning strategies, in making our determination. The assumptions used in determining future taxable income require significant judgment and any changes in these assumptions could have an impact on earnings.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Uncertainty in Income Taxes
During the years ended December 31, 2018, 2017 and 2016, there were no unrecognized tax benefits. There were no accruals for the payment of interest and penalties related to unrecognized tax benefits as at December 31, 2018, 2017 and 2016.
Our operating subsidiaries may be subject to audit by various tax authorities and may have different statutes of limitations expiration dates. Tax authorities may propose adjustments to our income taxes. Listed below are the tax years that remain subject to examination by a major tax jurisdiction as of December 31, 2018:

Major Tax Jurisdiction	Open Tax Years
United States	2015-2018
United Kingdom	2015-2018
Australia	2013-2018

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. RELATED PARTY TRANSACTIONS
Stone Point Capital LLC
Through several private transactions occurring from May 2012 to July 2012 and an additional private transaction that closed in May 2018, investment funds managed by Stone Point Capital LLC ("Stone Point") have acquired an aggregate of 1,635,986 of our Voting Ordinary Shares (which now constitutes approximately 9.1% of our outstanding Voting Ordinary Shares). On November 6, 2013, we appointed James D. Carey to our Board of Directors. Mr. Carey is the sole member of an entity that is one of four general partners of the entities serving as general partners for Trident, is a member of the investment committees of such general partners, and is a member and senior principal of Stone Point, the manager of the Trident funds.
In addition, we have entered into certain agreements with Trident with respect to Trident’s co-investments in the Atrium, Arden, and StarStone acquisitions. These include investors’ agreements and shareholders’ agreements, which provide for, among other things: (i) our right to redeem Trident’s equity interest in the Atrium/Arden and StarStone transactions in cash at fair market value within the 90 days following September 6, 2018 and April 1, 2019, respectively, and at any time following September 6, 2020 and April 1, 2021, respectively; and (ii) Trident’s right to have its equity co-investment interests in the Atrium/Arden and StarStone transactions redeemed by us at fair market value (which we may satisfy in either cash or our ordinary shares) following September 6, 2020 and April 1, 2021, respectively. We did not exercise our right to redeem Trident's equity interest in Atrium/Arden during the 90 days following September 6, 2018. Pursuant to the terms of the shareholders’ agreements, Mr. Carey serves as a Trident representative on the boards of the holding companies, including North Bay Holdings Limited ("North Bay"), established in connection with the Atrium/Arden and StarStone co-investment transactions. Trident also has a second representative on these boards who is a Stone Point employee.
On December 26, 2018, the shareholders of North Bay completed a transaction to provide capital support to StarStone in the form of a contribution to its contributed surplus account and a loss portfolio transfer of certain discontinued and discontinuing lines of business. To fund the transaction, the North Bay shareholders contributed an aggregate amount of $135.0 million to North Bay in proportion to their ownership interests. Trident’s proportionate contribution of $53.1 million was temporarily funded by North Bay and is expected to be reimbursed in the first quarter of 2019, subject to the terms and conditions of the reimbursement agreement executed by the parties.
As at December 31, 2018 and December 31, 2017, the RNCI on our balance sheet relating to these Trident co-investment transactions was as follows:

	2018	2017
Redeemable Noncontrolling Interest	$439,428	$459,613

As of December 31, 2018, we had the following additional relationships with Stone Point and its affiliates:

•	Investments in funds (carried within other investments) managed by Stone Point, with respect to which we recognized unrealized gains and interest income;

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
In the fourth quarter of 2018, we invested $25.0 million in Mitchell International, a claims software provider for workers' compensation and auto insurance business, as a co-investor alongside Stone Point.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the amounts included in our consolidated balance sheet as of December 31, 2018 and 2017, related to our related party transactions with Stone Point and its affiliated entities:

	2018	2017
Investments in funds managed by Stone Point	$422,771	$255,905
Investments in registered investment companies affiliated with entities owned by Trident	32,302	22,060
Investments managed by Eagle Point Credit Management and PRIMA Capital Advisors	176,624	183,448
Investments in funds managed by Sound Point Capital	29,922	27,429
Investments in CLO equity securities with Sound Point Capital as collateral manager	13,449	17,760
Separate account managed by Sound Point Capital	1,079	63,572
The following table presents the amounts included in net earnings for the years ended December 31, 2018, 2017 and 2016, related to our related party transactions with Stone Point and its affiliated entities:

	2018	2017	2016
Net unrealized gains on funds managed by Stone Point	$1,074	$22,259	17,271
Net unrealized gains on registered investment companies affiliated with entities owned by Trident or Stone Point	3,886	2,878	377
Interest income on registered investment companies affiliated with entities owned by Trident	3,273	2,478	3,099
Management fees on investments managed by Eagle Point Credit Management and PRIMA Capital Advisors	(486)	(480)	(469)
Net unrealized gains (losses) on investments in funds managed by Sound Point Capital	(442)	2,043	1,901
Net unrealized losses on investments in CLO equity securities with Sound Point Capital as collateral manager	(4,311)	(2,496)	2,086
Interest income on investments in CLO equity securities with Sound Point Capital as collateral manager	4,811	4,292	6,739
Management fees on separate account managed by Sound Point Capital	(174)	(300)	(275)
Total net earnings	$7,631	$30,674	$30,729

KaylaRe
On May 14, 2018, the Company completed a transaction to acquire all of the outstanding shares and warrants of KaylaRe, following the receipt of all required regulatory approvals. In consideration for the acquired shares and warrants of KaylaRe, the Company issued an aggregate of 2,007,017 ordinary shares, comprising 1,501,778 voting ordinary shares and 505,239 Series E non-voting ordinary shares to the shareholders of KaylaRe as follows: (i) 1,204,353 voting ordinary shares and 505,239 Series E Shares to a fund managed by Hillhouse Capital Management, Ltd. (together with its affiliates, “Hillhouse Capital”); (ii) 285,986 voting ordinary shares to Trident; and (iii) 11,439 voting ordinary shares to the minority shareholder. In addition, the Shareholders Agreement between Enstar and the other KaylaRe shareholders was effectively terminated. Effective May 14, 2018 we consolidated KaylaRe into our consolidated financial statements and any balances between KaylaRe and Enstar are now eliminated upon consolidation. Refer to Note 2 - "Acquisitions" for additional information.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our subsidiary, Enstar Limited, acts as insurance and reinsurance manager to KaylaRe's subsidiary, KaylaRe Ltd., for which it receives fee income. Affiliates of Enstar have also entered into various reinsurance agreements with KaylaRe Ltd. We provide administrative services to KaylaRe and KaylaRe Ltd.
Through a Quota Share Agreement dated December 15, 2016 (the "KaylaRe-StarStone QS"), several of our StarStone affiliates entered into a Quota Share Treaty with KaylaRe Ltd. pursuant to which KaylaRe Ltd. reinsures 35% of all business written by these StarStone affiliates for risks attaching from January 1, 2016, net of the StarStone affiliates’ external reinsurance programs. The reinsurance of StarStone's U.S. and U.K. affiliates was non-renewed as of January 1, 2018 and January 1, 2019, respectively.
In addition, Fitzwilliam Insurance Limited ("Fitzwilliam"), one of our non-life run-off subsidiaries, ceded $177.2 million of loss reserves to KaylaRe Ltd. in 2016, on a funds held basis. Under the terms of this reinsurance agreement, Fitzwilliam is entitled to receive a profit commission calculated with reference to reserve savings made during the term of this agreement. Our Non-life Run-off subsidiaries did not cede any new business to KaylaRe Ltd. during years ended December 31, 2018 and 2017.
Our consolidated balance sheets as of December 31, 2017 included the following balances related to transactions between us and KaylaRe and KaylaRe Ltd.:

2017
Reinsurance balances recoverable on paid and unpaid losses	$357,355
Prepaid reinsurance premiums	116,356
Funds held	174,181
Insurance and reinsurance balances payable	232,884
Ceded acquisition costs	36,070
Our consolidated statement of earnings for the years ended December 31, 2018, 2017 and 2016 included the following balances related to transactions between us and KaylaRe and KaylaRe Ltd. up until May 14, 2018, the date of acquisition:

	2018	2017	2016
Fee income due to Enstar Limited	$1,453	$2,679	$6,799

Transactions under KaylaRe-StarStone QS:
Ceded premium earned	(52,651)	(234,079)	(117,561)
Net incurred losses	31,654	155,433	75,659
Acquisition costs	18,774	99,500	42,516

Transactions under Fitzwilliam reinsurance agreement:
Profit Commission	—	18,843	7,055

Total net earnings (loss)	$(770)	$42,376	$14,468

Hillhouse
Investment funds managed by Hillhouse Capital collectively own approximately 9.7% of Enstar’s voting ordinary shares. These funds also own non-voting ordinary shares and warrants to purchase additional non-voting ordinary shares, which together with their voting ordinary shares, represent an approximate 17.1% economic interest in Enstar. In February 2017, Jie Liu, a Partner of Hillhouse Capital, was appointed to our Board.
As of December 31, 2017, KaylaRe had investments in a fund managed by Hillhouse Capital. On May 14, 2018 KaylaRe was acquired (refer to Note 3 - "Acquisitions" for further details), at which point KaylaRe was consolidated and KaylaRe's investment in Hillhouse InRe Fund, L.P. ("InRe Fund") was recorded within other investments on our consolidated balance sheet. As of December 31, 2018, Enhanzed Re had investments in a fund managed by Hillhouse Capital, as described below.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2018, our carrying value of the InRe Fund was $678.4 million and the fund was invested in approximately 35% in fixed income securities, 15% in North American equities, 55% in international equities and (5)% in financing, derivatives and other items.
Our consolidated balance sheet as of December 31, 2018 and 2017 included the following balances related to transactions between us and Hillhouse and its affiliated entities:

	2018	2017
Investments in funds managed by Hillhouse Capital, held by equity method investees	$75,192	$456,660
Our ownership of equity method investments	47.4%	48.2%
Our indirect investment in funds managed by Hillhouse Capital	$35,641	$220,247

Investment in funds managed by Hillhouse Capital:
InRe Fund	$678,420	$—
Other funds	166,646	—
	$845,066	$—

The increase in the investment in funds managed by Hillhouse was primarily due to consolidation of the InRe Fund, which was previously held by KaylaRe, our equity method investment, and additional subscriptions of $445.5 million, partially offset by net unrealized losses on the investments.
We incurred fees of approximately $8.2 million, included within net unrealized gains (losses), for the year ended December 31, 2018 to Hillhouse and its affiliated entities in relation to the management of the funds described above.
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
On August 29, 2017, we sold our wholly-owned subsidiary, Laguna, to a subsidiary of Monument for a total consideration of €25.6 million (approximately $30.8 million). The total loss recorded on the sale of Laguna, for the year ended December 31, 2017 was $16.3 million, which has been included in earnings from continuing operations before taxes in our consolidated statement of earnings. This loss includes a cumulative currency translation adjustment balance of $6.3 million, which has been reclassified from accumulated other comprehensive income and included in earnings as a component of the loss on sale of Laguna during the year ended December 31, 2017, following the closing of the sale.
On October 10, 2018, we entered into a Business Transfer Agreement between our wholly-owned subsidiary Alpha and a subsidiary of Monument. This agreement will transfer life assurance policies written by Alpha to Monument via a Portfolio Transfer, which is subject to regulatory approval. The transaction is expected to close during 2019.
Our investment in the common and preferred shares of Monument, carried in equity method investments on our consolidated balance sheet, as of December 31, 2018 and 2017 was as follows:

	2018	2017
Investment in Monument	$42,193	$15,960

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Clear Spring (formerly SeaBright)
On January 1, 2017 we sold SeaBright Insurance Company (“SeaBright Insurance”) and its licenses to Delaware Life Insurance Company ("Delaware Life"). Following the sale, SeaBright Insurance was renamed Clear Spring Property and Casualty Company (“Clear Spring”). Clear Spring was subsequently capitalized with $56.0 million of equity, with Enstar retaining a 20% indirect equity interest in Clear Spring.
We have recorded the investment in Clear Spring using the equity method basis of accounting, pursuant to the conclusion that we are not required to consolidate following an analysis based on the guidance in ASC 810 - Consolidation. Our investment in the common shares of Clear Spring, carried in equity method investments on our consolidated balance sheet, as of December 31, 2018 and 2017 was as follows:

	2018	2017
Investment in Clear Spring	$10,070	$10,596

Effective January 1, 2017, StarStone National Insurance Company (“StarStone National”) entered into a ceding quota share treaty with Clear Spring pursuant to which Clear Spring reinsures 33.3% of core workers' compensation business written by StarStone National. This agreement was terminated as of December 31, 2018.
Effective January 1, 2017, we also entered into an assuming quota share treaty with Clear Spring pursuant to which an Enstar subsidiary reinsures 25% of all workers' compensation business written by Clear Spring. This is recorded as other activities.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our consolidated balance sheet as at December 31, 2018 and 2017 included the following balances between us and Clear Spring:

	2018	2017
Balances under StarStone ceding quota share:
Reinsurance balances recoverable on paid and unpaid losses	$23,718	$9,053
Prepaid insurance premiums	13,821	13,747
Ceded payable	14,153	13,964
Ceded acquisition costs	3,233	3,186

Balances under assuming quota share:
Losses and LAE	5,778	2,231
Unearned reinsurance premiums	3,455	3,437
Funds held	10,242	5,095
Our consolidated statement of earnings for the years ended December 31, 2018 and 2017 included the following amounts between us and Clear Spring:

	2018	2017
Amounts under StarStone ceding quota share:
Ceded premium earned	$(29,520)	$(14,256)
Net incurred losses and LAE	18,143	9,533
Acquisition costs	7,035	6,718

Amounts under assuming quota share:
Premium earned	7,380	3,564
Net incurred losses and LAE	(4,536)	(1,181)
Acquisition costs	(1,836)	(1,753)

Total net earnings (loss)	$(3,334)	$2,625

AmTrust
In November 2018, pursuant to a Subscription Agreement with Evergreen Parent L.P. ("Evergreen"), K-Z Evergreen, LLC and Trident Pine Acquisition LP ("Trident Pine"), we purchased equity in Evergreen in the aggregate amount of $200.0 million. Evergreen is an entity formed by private equity funds managed by Stone Point and the Karfunkel-Zyskind family that acquired the approximately 45% of the issued and outstanding shares of common stock of AmTrust Financial Services, Inc. ("AmTrust") that the Karfunkel-Zyskind Family and certain of its affiliates and related parties did not already own or control. The equity interest was in the form of three separate classes of equity securities issued at the same price and in the same proportion as the equity interest purchased by Trident Pine. Following the closing of the transaction, Enstar owns approximately 7.5% of the equity interest in Evergreen and Trident Pine owns approximately 21.8%. Evergreen owns all of the equity interest in AmTrust. In addition, upon the successful closing of the transaction we received a fee of $3.5 million, half of which was payable upon closing and the other on the first anniversary of the closing. The fee has been recorded in full in other income within our consolidated statements of earnings for the year ended December 31, 2018.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our indirect investment in the shares of AmTrust, carried in equities on our consolidated balance sheet, as of December 31, 2018 was as follows:

2018
Investment in AmTrust	$200,000

During the year ended December 31, 2018 we recorded net investment income of $0.3 million related to our indirect equity investment in AmTrust.
Citco
In June 2018, our subsidiary made a $50.0 million indirect investment in the shares of Citco III Limited ("Citco"), a fund administrator with global operations. Pursuant to an investment agreement and in consideration for participation therein, a related party of Hillhouse Capital provided investment support to our subsidiary. In a private transaction that preceded our co-investment opportunity, certain Citco shareholders, including Trident, agreed to sell all or a portion of their interests in Citco. As of December 31, 2018, Trident owned an approximate 3.4% interest in Citco. Mr. Carey currently serves as an observer to the board of directors of Citco in connection with Trident's investment therein.
Our indirect investment in the shares of Citco, carried in equity method investments on our consolidated balance sheet, as of December 31, 2018 was as follows:

2018
Investment in Citco	50,812

Enhanzed Re
Enhanzed Reinsurance Ltd. ("Enhanzed Re") is a joint venture between Enstar, Allianz SE and Hillhouse Capital that was capitalized in December 2018. Enhanzed Re is a Bermuda-based Class 4 and Class E reinsurer and will reinsure life, non-life run-off, and property and casualty insurance business, initially sourced from Allianz SE and Enstar. Enstar, Allianz and Hillhouse Capital affiliates have made equity investment commitments in aggregate of $470.0 million to Enhanzed Re. Enstar owns 47.4% of the entity, Allianz owns 24.9%, and an affiliate of Hillhouse Capital owns 27.7%. As of December 31, 2018, Enstar contributed $94.8 million of its total capital commitment to Enhanzed Re and an uncalled amount of $128.0 million.
Enstar acts as the (re)insurance manager for Enhanzed Re, Hillhouse Capital acts as primary investment manager, and an affiliate of Allianz SE provides investment management services. Enhanzed Re intends to write business from affiliates of its operating sponsors, Allianz SE and Enstar. It will seek to underwrite business to maximize diversification by risk and geography.
Our investment in the common shares of Enhanzed Re, carried in equity method investments on our consolidated balance sheet, as of December 31, 2018 was as follows:

2018
Investment in EnhanzedRe	$94,800

There were no transactions between us and Enhanzed Re in the year ended December 31, 2018.
22. DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Parent Company Dividend Restrictions
There were no significant restrictions on the Parent Company's ability to pay dividends from retained earnings as at December 31, 2018. Bermuda law permits the payment of dividends if (i) we are not, or would not be after payment, unable to pay our liabilities as they become due and (ii) the realizable value of our assets is in excess of our liabilities after taking such payment into account. We have not historically declared a dividend on our ordinary shares. The issuance of our Series D and E Preferred Shares have resulted in the declaration of dividends. Holders of Series D and Series E Preferred Shares are entitled to receive, only when, as and if declared, non-cumulative cash dividends, paid quarterly in arrears on the 1st day of March, June, September and December of each year of 7.0% per annum. Refer to Note 17 - "Share Capital" for details regarding dividends on preferred shares.
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
The statutory capital and surplus amounts for the years ended December 31, 2018 and 2017 and statutory net income amounts for the years ended December 31, 2018, 2017 and 2016 for our insurance and reinsurance subsidiaries based in Bermuda, the United Kingdom, Australia, the United States and Continental Europe are summarized in the table below which includes information relating to acquisitions from the year of acquisition:

	Statutory Capital and Surplus
	Required		Actual		Statutory Income
	2018	2017	2018	2017	2018	2017	2016
Bermuda	$1,591,991	$1,556,644	$3,701,825	$2,802,653	$29,486	$390,752	$339,548
U.K.	654,721	453,160	715,448	699,798	(52,936)	77,900	131,619
U.S.	392,394	195,855	660,470	589,029	(75,005)	(5,065)	(1,439)
Europe	239,582	253,981	431,863	444,870	(17,611)	(4,245)	31,075
Australia	22,535	12,521	26,882	27,672	1,761	(874)	701

As at December 31, 2018, the total amount of net assets of our consolidated subsidiaries that were restricted was $2.9 billion.
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
Each of our regulated Bermuda insurance and reinsurance subsidiaries would be prohibited from declaring or paying any dividends if it were in breach of their minimum solvency margin (which is a function of outstanding losses) or liquidity ratio (which is a function of relevant assets) or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, each of our regulated Bermuda insurance and reinsurance subsidiaries is prohibited, without the prior approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements. Our Bermuda insurance companies that manage portfolios in run-off are required to seek regulatory approval for any dividends or distributions.
As of December 31, 2018 and 2017, each of our Bermuda-based insurance and reinsurance subsidiaries exceeded their respective minimum solvency and liquidity requirements. The Bermuda insurance and reinsurance subsidiaries in aggregate exceeded minimum solvency requirements by $2.1 billion as of December 31, 2018 (2017: $1.2 billion) and were in compliance with their liquidity requirements.
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
The calculation of the minimum capital resources requirements in any particular case depends on, among other things, the type and amount of insurance business written and claims paid by the insurance company. As at December 31, 2018 and 2017, all of our U.K. insurance subsidiaries maintained capital in excess of the minimum capital resources requirements and complied with the relevant U.K. Regulator requirements. The U.K.-based insurance subsidiaries, in aggregate, maintained capital in excess of the minimum capital resources requirements by $60.7 million and $246.6 million as of December 31, 2018 and 2017, respectively.
The U.K. Regulator’s rules require our U.K. insurance subsidiaries to obtain regulatory approval for any proposed or actual payment of a dividend. The U.K. Regulator uses the SCR, among other tests, when assessing requests to make distributions.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lloyd’s
As of December 31, 2018, we participated in the Lloyd’s market through our interests in: (i) Atrium’s Syndicate 609, which is managed by Atrium Underwriters Limited, a Lloyd's managing agent, and the Atrium corporate member; (ii) StarStone’s Syndicate 1301, which is managed by StarStone Underwriting Limited ("SUL"), a Lloyd’s managing agent, and the StarStone corporate member; and (iii) Syndicate 2008, a wholly aligned syndicate that has permission to underwrite RITC business and other run-off or discontinued business type transactions with other Lloyd’s syndicates, and its corporate member. During 2015, SUL assumed the role of managing agent for Syndicate 2008 in place of Shelbourne Syndicate Services Limited as we streamlined our organizational structure and combined Shelbourne and StarStone resources into one agency. For the 2018 underwriting year, participation in all three syndicates has been through a common corporate member.
The underwriting capacity of a member of Lloyd’s is supported by providing Funds at Lloyd’s, as described in Note 6 - "Investments". Business plans, including maximum underwriting capacity, for Lloyd’s syndicates requires annual approval by the Lloyd’s Franchise Board, which may require changes to any business plan or additional capital to support underwriting plans.
The Lloyd’s market has applied the Solvency II internal model under Lloyd’s supervision, and our Lloyd’s operations are required to meet Solvency II standards. Lloyd's has the approval of the PRA to use its internal model under the Solvency II regime.
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
The U.S. insurance and reinsurance subsidiaries are also required to maintain minimum levels of solvency and liquidity as determined by law, and to comply with Risk-Based Capital ("RBC") requirements and licensing rules as specified by the National Association of Insurance Commissioners ("NAIC"). RBC is used to evaluate the adequacy of capital and surplus maintained by our life company in relation to risks associated with: (i) asset risk; (ii) insurance risk; (iii) interest rate risk and (iv) business risk. For all of our U.S. insurance and reinsurance subsidiaries, with the exception of one subsidiary which has a permitted accounting practice to treat an adverse development cover reinsurance agreement as prospective reinsurance, there are no prescribed or permitted statutory accounting practices that differ significantly from the statutory accounting principles established by NAIC.
As of December 31, 2018, all of our U.S. non-life insurance and reinsurance subsidiaries exceeded their required levels of risk-based capital. On an aggregate basis, our U.S. non-life insurance and reinsurance subsidiaries exceeded their minimum levels of risk-based capital as of December 31, 2018 by $359.6 million (December 31, 2017: $385.4 million).
Europe
Harper Insurance Limited, is regulated by the Swiss Financial Market Supervisory Authority ("FINMA") pursuant to the Insurance Supervisory Act 2004. This subsidiary is obligated to maintain a minimum solvency margin based on the Swiss Solvency Test regulations ("SST") as stipulated by the Insurance Supervisory Act. From January 1, 2016, Switzerland was granted full Solvency II equivalence by the European Commission. As of December 31, 2018 and 2017, this subsidiary exceeded the SST requirements by $58.0 million (2017: $44.0 million). The amount of dividends that this subsidiary is permitted to distribute is restricted to freely distributable reserves, which consist of retained earnings, the current year profit and legal reserves. Any dividend exceeding the current year profit requires FINMA’s approval. The solvency and capital requirements must continue to be met following any distribution. With effect from January 1, 2019, Harper Insurance Limited redomesticated to Bermuda and is now regulated by the BMA.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our Liechtenstein insurance subsidiary (StarStone Insurance SE) is regulated by the Liechtenstein Financial Market Authority ("FMA") pursuant to the Liechtenstein Insurance Supervisory Act. This subsidiary is obligated to maintain a minimum solvency margin based on the Solvency II regulations. As of December 31, 2018, this subsidiary exceeded the Solvency II requirements by $133.9 million (2017: $146.8 million). The amount of dividends that this subsidiary is permitted to distribute is restricted to freely distributable reserves, which consist of retained earnings, the current year profit and legal reserves. Any dividend exceeding the current year profit requires the FMA’s approval. Solvency and capital requirements for this subsidiary are based on the Solvency II framework and must continue to be met following any distribution.
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
Credit risk exists in relation to our insurance and reinsurance balances recoverable on paid and unpaid losses. We remain liable to the extent that counterparties do not meet their contractual obligations and, therefore, we evaluate and monitor concentration of credit risk among our insurers and reinsurers. Amounts recoverable from reinsurers are described Note 8 - "Reinsurance Balances Recoverable on Paid and Unpaid Losses".
We are also subject to credit risk in relation to funds held by reinsured companies. Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds may be placed into trust or subject to other security arrangements. The funds balance is credited with investment income and losses payable are deducted. We are subject to credit risk if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due. We routinely monitor the creditworthiness of reinsured companies with whom we have funds held arrangements. We have a significant funds held concentration of $1.0 billion to one reinsured company which has financial strength credit ratings of A+ from A.M. Best and AA from S&P.
We limit the amount of credit exposure to any one counterparty and none of our counterparty credit exposures, excluding U.S. Government instruments and the counterparty noted above, exceeded 10% of shareholders’ equity as of December 31, 2018. Our credit exposure to the U.S. government was $1,136.6 million as at December 31, 2018.
Operating Leases
We lease office space under operating leases expiring in various years through 2028. The leases are renewable at our option under certain circumstances. The following is a schedule of future minimum rental payments on non-cancelable leases as of December 31, 2018:

2019	$9,510
2020	10,754
2021	9,772
2022	7,500
2023	6,592
2024 and beyond	21,276
$65,404

Rent expense for the years ended December 31, 2018, 2017 and 2016 was $11.3 million, $9.5 million and $9.7 million, respectively.

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
Unfunded Investment Commitments
As at December 31, 2018, we had unfunded commitments of $228.2 million and $167.2 million to private equity funds and equity method investments, respectively.
Guarantees
As at December 31, 2018 and 2017, parental guarantees and capital instruments supporting subsidiaries' insurance obligations were $614.5 million and $630.7 million, respectively. We also have a FAL facility, which subsequent to year end, on February 12, 2019, we increased to issue up to $375.0 million of letters of credit, and maintained the provision to increase the facility up to $400.0 million. The FAL Facility is available to satisfy our Funds at Lloyd’s requirements and expires in 2022. As at December 31, 2018 there were $295.0 million letters of credit issued under this facility which have a parental guarantee.
Significant New Business
We have entered into transaction agreements that are expected to become effective subsequent to December 31, 2018. Refer to Note 4 - "Significant New Business" New Business above.
Asbestos Personal Injury Liabilities
We acquired DCo on December 30, 2016, as described in Note 3 - "Acquisitions". DCo continues to process asbestos personal injury claims in the normal course of business and is separately managed.
Other liabilities on our consolidated balance sheets include amounts for indemnity and defense costs for pending and future claims, determined using standard actuarial techniques for asbestos-related exposures. Other liabilities also include amounts for environmental liabilities associated with DCo's properties.
Other assets on our consolidated balance sheets include estimated insurance recoveries relating to these liabilities. The recorded asset represents our assessment of the capacity of the insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recognition of these recoveries is based on an assessment of the right to recover under the respective contracts and on the financial strength of the insurers. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if the accrued indemnity and defense costs were paid in full.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included within other assets and other liabilities are the fair value adjustments that were initially recognized when DCo was acquired. These fair value adjustments continue to be amortized in proportion to the original expected payout patterns for the future claims and recoveries. The carrying value of the asbestos and environmental liabilities, insurance recoveries, future estimated expenses and the fair value adjustments related to DCo, as of December 31, 2018 and 2017 was as follows:

	2018	2017
Other liabilities:
Direct asbestos liabilities	$265,975	$282,369
Direct environmental liabilities	2,152	2,379
Estimated future expenses	19,843	19,843
Fair value adjustments	(84,650)	(85,427)
	203,320	219,164
Other assets:
Insurance recoveries related to direct asbestos and environmental liabilities	183,676	170,726
Fair value adjustments	(47,868)	(48,400)
	135,808	122,326

Net liabilities relating to direct asbestos and environmental exposures	$67,512	$96,838

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
24. SEGMENT INFORMATION
We have three reportable segments of business that are each managed, operated and separately reported: (i) Non-life Run-off; (ii) Atrium; and (iii) StarStone. Our other activities, which do not qualify as a reportable segment, include our corporate expenses, debt servicing costs, holding company income and expenses, foreign exchange, our remaining life business and other miscellaneous items. These segments are described in Note 1 - "Description of Business".
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth selected and consolidated statement of earnings results by segment for the years ended December 31, 2018, 2017, 2016:

	2018
	Non-Life Run-Off	Atrium	StarStone	Other	Total
Gross premiums written	$(8,910)	$171,494	$1,121,135	$32,378	$1,316,097

Net premiums written	$(9,217)	$153,488	$805,562	$32,067	$981,900

Net premiums earned	$9,427	$146,315	$714,959	$24,874	$895,575
Net incurred losses and LAE	306,067	(69,810)	(673,383)	(16,899)	(454,025)
Life and Annuity Policy Benefits	—	—	—	(1,003)	(1,003)
Acquisition costs	(4,006)	(50,646)	(135,452)	(2,686)	(192,790)
Operating expenses	(158,731)	(17,777)	(156,726)	—	(333,234)
Underwriting income (loss)	152,757	8,082	(250,602)	4,286	(85,477)
Net investment income	226,287	5,686	35,973	2,725	270,671
Net realized and unrealized losses	(381,712)	(3,251)	(17,672)	(10,249)	(412,884)
Fees and commission income	16,466	18,622	—	—	35,088
Other income (losses)	35,978	162	(541)	(514)	35,085
Corporate expenses	(39,093)	(6,921)	—	(28,127)	(74,141)
Interest income (expense)	(30,616)	—	(624)	5,023	(26,217)
Net foreign exchange gains (losses)	2,534	(3,394)	(2,856)	1,048	(2,668)
EARNINGS (LOSS) BEFORE INCOME TAXES	(17,399)	18,986	(236,322)	(25,808)	(260,543)
Income tax benefit (expense)	3,581	(3,732)	6,327	(52)	6,124
Earnings from equity method investments	42,147	—	—	—	42,147
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	28,329	15,254	(229,995)	(25,860)	(212,272)
Net loss (earnings) attributable to noncontrolling interest	(3,107)	(6,257)	71,415	—	62,051
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	25,222	8,997	(158,580)	(25,860)	(150,221)
Dividends on preferred shares	—	—	—	(12,133)	(12,133)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$25,222	$8,997	$(158,580)	$(37,993)	$(162,354)

Underwriting ratios:
Loss ratio (1)		47.7%	94.2%
Acquisition expense ratio (1)		34.6%	18.9%
Operating expense ratio (1)		12.2%	22.0%
Combined ratio (1)		94.5%	135.1%
(1)Refer to "Underwriting Ratios" for a description of how these ratios are calculated.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2017
	Non-Life Run-Off	Atrium	StarStone	Other	Total
Gross premiums written	$14,102	$153,472	$895,160	$5,719	$1,068,453

Net premiums written	$6,482	$134,214	$464,901	$4,793	$610,390

Net premiums earned	$14,162	$134,747	$459,403	$4,809	$613,121
Net incurred losses and LAE	190,674	(69,419)	(314,806)	—	(193,551)
Life and Annuity Policy Benefits	—	—	—	(4,015)	(4,015)
Acquisition costs	(328)	(47,688)	(48,012)	(878)	(96,906)
Operating expenses	(132,235)	(17,444)	(135,558)	—	(285,237)
Underwriting income (loss)	72,273	196	(38,973)	(84)	33,412
Net investment income	166,678	4,218	27,706	10,187	208,789
Net realized and unrealized gains (losses)	179,545	1,117	16,613	(6,941)	190,334
Fees and commission income (expense)	43,849	22,788	632	(1,166)	66,103
Other income	21,157	230	570	648	22,605
Corporate expenses	(101,592)	(12,142)	—	(37,014)	(150,748)
Interest income (expense)	(28,970)	(559)	(1,902)	3,329	(28,102)
Net foreign exchange losses	(7,347)	(5,060)	(926)	(4,204)	(17,537)
Loss on sale of subsidiary	—	—	—	(16,349)	(16,349)
EARNINGS (LOSS) BEFORE INCOME TAXES	345,593	10,788	3,720	(51,594)	308,507
Income tax benefit (expense)	6,990	(1,593)	988	10	6,395
Earnings from equity method investments	5,904	—	—	—	5,904
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	358,487	9,195	4,708	(51,584)	320,806
Net earnings from discontinued operations, net of income taxes	—	—	—	10,993	10,993
NET EARNINGS (LOSS)	358,487	9,195	4,708	(40,591)	331,799
Net earnings attributable to noncontrolling interest	(14,687)	(3,772)	(1,882)	—	(20,341)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$343,800	$5,423	$2,826	$(40,591)	$311,458

Underwriting ratios:
Loss ratio (1)		51.5%	68.5%
Acquisition expense ratio (1)		35.4%	10.5%
Operating expense ratio (1)		13.0%	29.5%
Combined ratio (1)		99.9%	108.5%
(1)Refer to "Underwriting Ratios" for a description of how these ratios are calculated.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2016
	Non-Life Run-Off	Atrium	StarStone	Other	Total
Gross premiums written	$17,316	$143,170	$854,699	$7,157	$1,022,342

Net premiums written	$9,202	$140,437	$648,036	$6,261	$803,936

Net premiums earned	$16,755	$124,416	$676,608	$5,735	$823,514
Net incurred losses and LAE	285,881	(58,387)	(401,593)	—	(174,099)
Life and Annuity Policy Benefits	—	—	—	2,038	2,038
Acquisition costs	(4,198)	(44,670)	(138,822)	1,121	(186,569)
Operating expenses	(151,316)	(14,233)	(124,239)	—	(289,788)
Underwriting income	147,122	7,126	11,954	8,894	175,096
Net investment income	145,237	2,940	22,221	15,065	185,463
Net realized and unrealized gains (losses)	77,685	(601)	5,728	(4,994)	77,818
Fees and commission income (expense)	17,447	18,189	5,102	(1,374)	39,364
Other income	7,897	206	740	1,393	10,236
Corporate expenses	(61,583)	(10,899)	—	(61,464)	(133,946)
Interest income (expense)	(22,268)	(198)	(47)	1,871	(20,642)
Net foreign exchange gains (losses)	1,684	(3,310)	754	207	(665)
EARNINGS (LOSS) BEFORE INCOME TAXES	313,221	13,453	46,452	(40,402)	332,724
Income tax expense	(28,577)	(2,573)	(3,693)	(31)	(34,874)
Losses from equity method investments	(5,400)	—	—	—	(5,400)
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	279,244	10,880	42,759	(40,433)	292,450
Net earnings from discontinued operations, net of income taxes	—	—	—	11,963	11,963
NET EARNINGS (LOSS)	279,244	10,880	42,759	(28,470)	304,413
Net earnings attributable to noncontrolling interest	(17,600)	(4,464)	(17,542)	—	(39,606)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$261,644	$6,416	$25,217	$(28,470)	$264,807

Underwriting ratios:
Loss ratio (1)		46.9%	59.4%
Acquisition expense ratio (1)		35.9%	20.5%
Operating expense ratio (1)		11.5%	18.3%
Combined ratio (1)		94.3%	98.2%
(1)Refer to "Underwriting Ratios" for a description of how these ratios are calculated.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross Premiums Written by Geographical Area
The following table summarizes our gross premiums written for the year ended December 31, 2018 by geographic area. Geographic distribution in future years is subject to variation based upon market conditions and business strategies.

	Non-life Run-off		Atrium		StarStone		Other		Total
	Total	%	Total	%	Total	%	Total	%	Total	%
	(In thousands of U.S. dollars, except percentages)
United States	$(1,819)	20.4%	$95,152	55.5%	$708,763	63.2%	$28,506	88.0%	$830,602	63.1%
United Kingdom	1,134	(12.7)%	10,905	6.4%	54,057	4.8%	—	—%	66,096	5.0%
Europe	(8,225)	92.3%	11,661	6.8%	192,156	17.1%	3,872	12.0%	199,464	15.2%
Asia	—	—%	5,113	3.0%	67,229	6.0%	—	—%	72,342	5.5%
Rest of World	—	—%	48,663	28.3%	98,930	8.8%	—	—%	147,593	11.2%
Total	$(8,910)	100.0%	$171,494	100.0%	$1,121,135	99.9%	$32,378	100.0%	$1,316,097	100.0%

Assets by Segment
Invested assets are managed on a subsidiary by subsidiary basis, and investment income and realized and unrealized gains on investments are recognized in each segment as earned. Our total assets as of December 31, 2018 and 2017 by segment were as follows:

	2018	2017
Assets by Segment:
Non-life Run-off	$13,362,749	$10,368,105
Atrium	591,722	556,637
StarStone	3,416,132	3,128,725
Other	(814,333)	(447,045)
Total assets	$16,556,270	$13,606,422

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25. UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

	December 31,		September 30,		June 30,		March 31,
	2018	2017	2018	2017	2018	2017	2018	2017
INCOME
Net premiums earned	$231,947	$160,627	$264,597	$148,025	$228,812	$155,571	$170,219	$148,898
Fees and commission income	11,455	19,627	6,950	15,895	8,352	18,667	8,331	11,914
Net investment income	68,453	58,605	69,430	52,028	66,469	49,417	66,319	48,739
Net realized and unrealized gains (losses)	(158,213)	50,637	(57,223)	29,301	(54,418)	51,877	(143,030)	58,519
Other income (losses)	34,267	13,763	8,226	1,734	(9,351)	(5,090)	1,943	12,198
	187,909	303,259	291,980	246,983	239,864	270,442	103,782	280,268
EXPENSES
Net incurred losses and loss adjustment expenses	187,698	30,327	153,974	75,712	92,819	9,620	19,534	77,892
Life and annuity policy benefits	786	(1,033)	423	1,060	(160)	4,289	(46)	(301)
Acquisition costs	55,106	21,449	54,242	24,281	53,334	30,355	30,108	20,821
General and administrative expenses	106,950	126,702	102,553	100,325	102,612	106,490	95,260	102,468
Interest expense	4,644	7,251	4,640	6,410	8,922	7,573	8,011	6,868
Net foreign exchange losses (gains)	1,279	1,925	1,040	4,775	(5,519)	7,122	5,868	3,715
Loss on sale of subsidiary	—	—	—	6,740	—	9,609		—
	356,463	186,621	316,872	219,303	252,008	175,058	158,735	211,463
EARNINGS (LOSS) BEFORE INCOME TAXES	(168,554)	116,638	(24,892)	27,680	(12,144)	95,384	(54,953)	68,805
Income tax benefit (expense)	10,688	9,629	(746)	(1,432)	(3,646)	(4,731)	(172)	2,929
Earnings (losses) from equity method investments	8,488	(4,460)	3,317	(5,582)	15,645	15,946	14,697	—
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(149,378)	121,807	(22,321)	20,666	(145)	106,599	(40,428)	71,734
Net earnings (loss) from discontinued operations, net of income taxes	—	11,998	—	3,495	—	(4,871)	—	371
NET EARNINGS (LOSS)	(149,378)	133,805	(22,321)	24,161	(145)	101,728	(40,428)	72,105
Net loss (earnings) attributable to noncontrolling interest	42,955	(6,206)	11,489	14,832	8,389	(11,542)	(782)	(17,425)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	(106,423)	127,599	(10,832)	38,993	8,244	90,186	(41,210)	54,680
Dividends on preferred shares	(7,000)	—	(5,133)	—	—	—	—	—
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$(113,423)	$127,599	$(15,965)	$38,993	$8,244	$90,186	$(41,210)	$54,680

Earnings per ordinary share attributable to Enstar Group Limited:
Basic:
Net earnings (loss) from continuing operations	$(5.29)	$5.96	$(0.74)	$1.83	$0.40	$4.90	$(2.12)	$2.80
Net earnings (loss) from discontinued operations, net of income taxes	—	0.62	—	0.18	—	(0.25)	—	0.02
Net earnings (loss) per ordinary share	$(5.29)	$6.58	$(0.74)	$2.01	$0.40	$4.65	$(2.12)	$2.82
Diluted(1):
Net earnings (loss) from continuing operations	$(5.29)	$5.90	$(0.74)	$1.81	$0.40	$4.87	$(2.12)	$2.78
Net earnings (loss) from discontinued operations, net of income taxes	—	0.61	—	0.18	—	(0.25)	—	0.02
Net earnings (loss) per ordinary share	$(5.29)	$6.51	$(0.74)	$1.99	$0.40	$4.62	$(2.12)	$2.80
(1) During a period of loss, the basic weighted average ordinary shares outstanding is used in the denominator of the diluted loss per ordinary share computation as the effect of including potentially dilutive securities would be anti-dilutive.

SCHEDULE I
ENSTAR GROUP LIMITED
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2018
(Expressed in thousands of U.S. Dollars)

Type of investment	Cost (1)	Fair Value	Amount at which shown in the balance sheet(2)
Fixed maturity securities and short-term investments — Trading and fixed maturity investments within funds held - directly managed:
U.S. government and agency	$511,784	$509,672	$509,672
U.K. government	301,749	300,631	300,631
Other government	741,803	720,625	720,625
Corporate	4,943,483	4,764,481	4,764,481
Municipal	130,429	127,785	127,785
Residential mortgage-backed	772,445	773,545	773,545
Commercial mortgage-backed	729,232	713,063	713,063
Asset-backed	642,618	636,481	636,481
Total	8,773,543	8,546,283	8,546,283
Fixed maturity securities and short-term investments — Available-for-sale:
U.S. government and agency	576	573	573
Other government	72,811	73,185	73,185
Corporate	75,535	75,359	75,359
Municipal	2,499	2,480	2,480
Residential mortgage-backed	12	12	12
Total	151,433	151,609	151,609
Equities(3)	108,070	109,823	109,823
Other investments, at fair value(4)	659,995	659,995	659,995
Total	$9,693,041	$9,467,710	$9,467,710

(1)	Original cost of fixed maturity securities is reduced by repayments and adjusted for amortization of premiums or accretion of discounts.

(2)	The table above excludes businesses held for sale. Refer to Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" of the notes to the consolidated financial statements.

(3)
The difference in the amount of equities shown at fair value and the equities shown in our consolidated balance sheet relates to the fair value of $32.3 million as of December 31, 2018 for our investment in a registered investment company affiliated with entities owned by Trident, $25.0 million as a co-investor alongside Stone Point and a $200.0 million investment in AmTrust. Refer to Note 21 - "Related Party Transactions" of the notes to the consolidated financial statements.

(4)
The difference in the amount of other investments shown at fair value and the other investments shown in our consolidated balance sheet relates to the fair value of $1,297.8 million as of December 31, 2018 for our other investments in funds or companies owned by or affiliated with certain related parties. Refer to Note 21 - "Related Party Transactions" of the notes to the consolidated financial statements.

SCHEDULE II
ENSTAR GROUP LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Balance Sheets - Parent Company Only
As of December 31, 2018 and 2017

	2018	2017
	(in thousands of U.S. dollars, except share data)
ASSETS
Cash and cash equivalents	$15,213	$2,458
Balances due from subsidiaries	25,091	23,635
Investments in subsidiaries	4,843,913	3,917,830
Other assets	8,596	2,877
TOTAL ASSETS	$4,892,813	$3,946,800
LIABILITIES
Debt obligations	$861,539	$646,689
Balances due to subsidiaries	120,397	148,410
Other liabilities	8,944	15,017
TOTAL LIABILITIES	990,880	810,116
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Ordinary shares (par value $1 each, issued and outstanding 2018: 21,459,997; 2017: 19,406,722):
Voting Ordinary Shares (issued and outstanding 2018: 17,950,315; 2017: 16,402,279)	17,950	16,402
Non-voting convertible ordinary Series C Shares (issued and outstanding 2018 and 2017: 2,599,672)	2,600	2,600
Non-voting convertible ordinary Series E Shares (issued and outstanding 2018: 910,010; 2017: 404,771)	910	405
Preferred Shares:
Series C Preferred Shares (issued and held in treasury 2018 and 2017: 388,571)	389	389
Series D Preferred Shares (issued and outstanding 2018: 16,000)	400,000	—
Series E Preferred Shares (issued and outstanding 2018: 4,400)	110,000	—
Treasury shares, at cost (Series C Preferred Shares 2018 and 2017: 388,571)	(421,559)	(421,559)
Additional paid-in capital	1,804,664	1,395,067
Accumulated other comprehensive income	10,440	10,468
Retained earnings	1,976,539	2,132,912
Total Enstar Group Limited Shareholders’ Equity	3,901,933	3,136,684
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,892,813	$3,946,800
See accompanying notes to the Condensed Financial Information of Registrant

SCHEDULE II
ENSTAR GROUP LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

Statements of Earnings - Parent Company Only
For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(in thousands of U.S. dollars)
INCOME
Net investment income	$142	$80	$44
Other income	—	1,050	—
Dividend income from subsidiaries	—	249,055	361,675
	142	250,185	361,719
EXPENSES
General and administrative expenses	68,977	87,596	59,755
Interest expense	27,353	23,138	10,109
Net foreign exchange losses (gains)	7,655	6,135	(318)
	103,985	116,869	69,546
EARNINGS (LOSSES) BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(103,843)	133,316	292,173
Equity in undistributed earnings (losses) of subsidiaries - continuing operations	(46,378)	167,149	(39,329)
Equity in undistributed earnings (losses) of subsidiaries - discontinued operations	—	10,993	11,963
NET EARNINGS	(150,221)	311,458	264,807
Dividends on preferred shares	(12,133)	—	—
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$(162,354)	$311,458	$264,807
See accompanying notes to the Condensed Financial Information of Registrant
Statements of Comprehensive Income - Parent Company Only
For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(in thousands of U.S. dollars)
NET EARNINGS	$(150,221)	$311,458	$264,807
OTHER COMPREHENSIVE INCOME (LOSS) RELATING TO SUBSIDIARIES, NET OF TAX	(27)	34,016	11,613
COMPREHENSIVE INCOME	$(150,248)	$345,474	$276,420
See accompanying notes to the Condensed Financial Information of Registrant

SCHEDULE II
ENSTAR GROUP LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

Statements of Cash Flows - Parent Company Only
For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$(128,382)	$97,898	$39,185
INVESTING ACTIVITIES:
Dividends and return of capital from subsidiaries	101,000	217,450	250,117
Contributions to subsidiaries	(660,339)	(465,650)	(295,268)
Net cash flows used in investing activities	(559,339)	(248,200)	(45,151)
FINANCING ACTIVITIES:
Net proceeds from the issuance of preferred shares	495,357	—	—
Dividends on preferred shares	(12,133)	—	—
Repayment of loans	(898,633)	(696,640)	(426,750)
Receipt of loans	1,115,885	844,516	433,048
Net cash flows provided by financing activities	700,476	147,876	6,298
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,755	(2,426)	332
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,458	4,884	4,552
CASH AND CASH EQUIVALENTS, END OF YEAR	$15,213	$2,458	$4,884
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
Investing activities in the Condensed Statements of Cash Flows primarily represents the flow of funds to and from subsidiaries to provide cash on hand to fund acquisitions and significant new business. Net investment income relates to interest on loans to subsidiaries. For the years ended December 31, 2018, 2017, and 2016, interest paid was $25.1 million, $17.6 million, and $15.0 million, respectively. During the years ended December 31, 2018, 2017, and 2016, non-cash investing activities included $nil, $31.6 million, and $111.6 million, respectively, for dividends and return of capital from subsidiaries and $414.8 million, $148.1 million, and $452.1 million, respectively, for contributions to subsidiaries. In 2018, these transactions represented the contribution of the acquired outstanding shares and warrants of KaylaRe Holdings, Ltd to another subsidiary company. In 2017 and 2016, these transactions were to settle intercompany balances, resulting in a net reduction in balances due from subsidiaries and an increase in investments in subsidiaries.
As of December 31, 2018, parental guarantees and capital support instruments supporting subsidiaries' insurance obligations were $614.5 million. In addition, as of December 31, 2018 there were $295.0 million of unsecured letters of credit for Funds at Lloyd's which have a parental guarantee.
As of December 31, 2018 and 2017, retained earnings were $1,976.5 million and $2,132.9 million, respectively, a decrease of $156.4 million. This decrease was primarily attributable to the net loss of $162.4 million.

SCHEDULE III
ENSTAR GROUP LIMITED
SUPPLEMENTARY INSURANCE INFORMATION
(Expressed in thousands of U.S. Dollars)

	As of December 31,				Year ended December 31,
	Deferred Acquisition Costs	Reserves for Losses and Loss Adjustment Expenses	Unearned Premiums	Policy Benefits for Life and Annuity Contracts	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses and Policy Benefits	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
2018
Non-life run-off	$4,378	$7,540,662	$136,023	$—	$9,427	$226,287	$(306,067)	$4,006	$197,824	$(9,217)
Atrium	20,355	241,284	70,429	—	146,315	5,686	69,810	50,646	24,698	153,488
StarStone	96,004	1,608,697	619,164	—	714,959	35,973	673,383	135,452	156,726	805,562
Other	364	18,861	17,002	105,080	24,874	2,725	17,902	2,686	28,127	32,067
Total	$121,101	$9,409,504	$842,618	$105,080	$895,575	$270,671	$455,028	$192,790	$407,375	$981,900
2017
Non-life run-off	$655	$5,949,472	$14,275	$—	$14,162	$166,678	$(190,674)	$328	$233,827	$6,482
Atrium	18,385	240,873	64,877	—	134,747	4,218	69,419	47,688	29,586	134,214
StarStone	45,944	1,207,743	504,045	—	459,403	27,706	314,806	48,012	135,558	464,901
Other	—	—	—	117,207	4,809	10,187	4,015	878	37,014	4,793
Total	$64,984	$7,398,088	$583,197	$117,207	$613,121	$208,789	$197,566	$96,906	$435,985	$610,390
2016
Non-life run-off	$1,081	$4,716,363	$15,107	$—	$16,755	$145,237	$(285,881)	$4,198	$212,899	$9,202
Atrium	16,964	212,122	61,862	—	124,416	2,940	58,387	44,670	25,132	140,437
StarStone	40,069	1,059,382	471,374	—	676,608	22,221	401,593	138,822	124,239	648,036
Other	—	—	—	112,095	5,735	15,065	(2,038)	(1,121)	61,464	6,261
Total	$58,114	$5,987,867	$548,343	$112,095	$823,514	$185,463	$172,061	$186,569	$423,734	$803,936

SCHEDULE IV
ENSTAR GROUP LIMITED
REINSURANCE
For the Years Ended December 31, 2018, 2017 and 2016
(Expressed in thousands of U.S. Dollars)

	Gross	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2018
Life insurance in force	$855,366	$(84,603)	$—	$770,763	—%
Premiums earned:
Property and casualty	985,637	(330,110)	236,182	891,709	26.5%
Life and annuities	3,892	(26)	—	3,866	—%
Total premiums earned	$989,529	$(330,136)	$236,182	$895,575
2017
Life insurance in force	$979,291	$(100,189)	$—	$879,102	—%
Premiums earned:
Property and casualty	899,226	(433,075)	142,161	608,312	23.4%
Life and annuities	5,900	(1,091)	—	4,809	—%
Total premiums earned	$905,126	$(434,166)	$142,161	$613,121
2016
Life insurance in force	$2,317,567	$(585,575)	$—	$1,731,992	—%
Premiums earned:
Property and casualty	804,141	(178,834)	192,472	817,779	23.5%
Life and annuities	7,220	(1,485)	—	5,735	—%
Total premiums earned	$811,361	$(180,319)	$192,472	$823,514

SCHEDULE V
ENSTAR GROUP LIMITED
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2018, 2017 and 2016
(Expressed in thousands of U.S. Dollars)

	Balance at Beginning of Year	Charged to costs and expenses	Charged to other accounts (1)	Deductions (2)	Balance at End of Year
December 31, 2018
Reinsurance balances recoverable on paid and unpaid losses:
Provisions for bad debt	165,213	—	(1,837)	(6,644)	156,732
Valuation allowance for deferred tax assets	188,300	(2,492)	18,000	8,305	212,113

December 31, 2017
Reinsurance balances recoverable on paid and unpaid losses:
Provisions for bad debt	174,516	(1,536)	(4,191)	(3,576)	165,213
Valuation allowance for deferred tax assets	290,861	(16,694)	—	(85,867)	188,300

December 31, 2016
Reinsurance balances recoverable on paid and unpaid losses:
Provisions for bad debt	210,327	(13,822)	(19,255)	(2,734)	174,516
Valuation allowance for deferred tax assets	291,280	13,389	—	(13,808)	290,861

(1)
These amounts are credited to net incurred losses and there is an offsetting debit within the same line, resulting in no impact on earnings. Valuation allowance for deferred tax asset charged to other accounts is related to acquisitions in 2018.

(2)	Credited to the related asset account.

SCHEDULE VI
ENSTAR GROUP LIMITED
SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
As of and for the years ended December 31, 2018, 2017 and 2016
(Expressed in thousands of U.S. Dollars)

	As of December 31,			Year ended December 31,
Affiliation with Registrant	Deferred Acquisition Costs	Reserves for Unpaid Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses Incurred		Net Paid Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Net Premiums Written
						Current Year	Prior Year
Consolidated Subsidiaries
2018	$121,101	$9,409,504	$842,618	$891,708	$269,093	$689,782	$(235,757)	$(1,384,545)	$192,790	$978,037
2017	64,984	7,398,088	583,197	608,312	198,602	437,853	(244,302)	(945,194)	96,028	605,597
2016	58,114	5,987,867	548,343	817,779	170,398	493,016	(318,917)	(833,057)	187,690	797,675

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2018. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the SEC's rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on that evaluation, we have concluded that we maintained effective internal control over financial reporting as of December 31, 2018.
Management excluded Maiden Reinsurance North America, acquired on December 27, 2018, from its evaluation of internal controls over financial reporting as permitted under Securities and Exchange Commission guidance. The results of Maiden Re North America since the acquisition date are included in our consolidated financial statements and constituted approximately 8.9%, 6.8% and 0.5% of total assets, net assets and total income, respectively, as of and for the year ended, December 31, 2018. See Note 3 - "Acquisitions" in the notes to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a discussion of this acquisition. We are in the process of incorporating our controls and procedures into this acquisition.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Enstar Group Limited:

Opinion on Internal Control Over Financial Reporting
We have audited Enstar Group Limited and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of earnings, comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and related notes and financial statement schedules I to VI (collectively, the consolidated financial statements), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Maiden Re North America on December 27, 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, Maiden Reinsurance North America’s internal control over financial reporting associated with total assets, net assets and total income acquired of 8.7%, 6.8% and 0.5% of total assets, net assets and total income, respectively, as of December 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Maiden Reinsurance North America.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Form 10-K as “Management’s Annual Report on Internal Control Over Financial Reporting” under Item 9A, “Controls and Procedures”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG Audit Limited
Hamilton, Bermuda
March 1, 2019

ITEM 9B. OTHER INFORMATION
On March 1, 2019, we entered into a Master Agreement with Maiden Holdings and Maiden Re Bermuda. Under the Master Agreement, Enstar and Maiden Re Bermuda agreed to enter into an Adverse Development Cover Reinsurance Agreement (“ADC Agreement”) pursuant to which Maiden Re Bermuda will cede and Enstar will reinsure 100% of the liability of Maiden Re Bermuda, as reinsurer, under Maiden Re Bermuda’s two existing quota share agreements with certain insurance companies owned directly or indirectly by AmTrust for losses incurred on or prior to December 31, 2018 in excess of a $2.44 billion retention , as such figure may be adjusted based upon Maiden’s final year end reserves for the underlying business, up to a $675 million limit. The premium payable by Maiden Re Bermuda to Enstar under the ADC Agreement is $500 million. Completion of the transaction is subject to, among other things, regulatory approvals and satisfaction of various closing conditions. The Master Agreement contains customary representations, warranties, covenants and other closing conditions. The transaction is expected to close in the first half of 2019.
Effective immediately upon signing of the Master Agreement, the parties terminated and released each other from their respective obligations under the previously disclosed Master Agreement, entered into on November 9, 2018. The previous agreement provided for the parties to enter into a retrocession agreement pursuant to which Maiden Re Bermuda would cede and Enstar would reinsure 100% of the liability of Maiden Re Bermuda, as reinsurer, under Maiden Re Bermuda’s two existing AmTrust quota share agreements for losses incurred on or prior to June 30, 2018, for a premium payable by Maiden Re Bermuda to Enstar of $2.675 billion.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
All information required by Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K is incorporated by reference from the definitive proxy statement for our 2019 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2018 pursuant to Regulation 14A.
ITEM 11. EXECUTIVE COMPENSATION
See Item 10 herein.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See Item 10 herein.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See Item 10 herein.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
See Item 10 herein.
PART IV
 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules: see Item 8 in Part II of this report.

(b)	Exhibits: see accompanying exhibit index that precedes the signature page of this report.
 ITEM 16. FORM 10-K SUMMARY
Omitted at Company's option.

Exhibit Index

Exhibit No.	Description
2.1s
Stock Purchase Agreement, dated February 17, 2017, by and between Southland National Holdings, Inc. and Laguna Life Holdings SARL (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on February 21, 2017).

2.2
Amendment No. 1 to Stock Purchase Agreement, dated June 1, 2017, by and between Southland National Holdings, Inc. and Laguna Life Holdings SARL (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-Q filed on November 8, 2017).

2.3
Amendment No. 2 to Stock Purchase Agreement, dated July 31, 2017, by and between Southland National Holdings, Inc. and Laguna Life Holdings SARL (incorporated by reference to Exhibit 2.2 to the Company’s Form 10-Q filed on November 8, 2017).

2.4
Amendment No. 3 to Stock Purchase Agreement, dated December 15, 2017, by and between Southland National Holdings, Inc. and Laguna Life Holdings SARL (incorporated by reference to Exhibit 2.14 to the Company’s Form 10-K filed on February 28, 2018).

2.5s
Master Transaction Agreement, dated as of August 31, 2018, by and among Enstar Group Limited, Enstar Holdings (US) LLC and Maiden Holdings North America, Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on September 4, 2018).

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

3.5
Certificate of Designations of Series D Perpetual Non-Cumulative Preferred Shares of Enstar Group Limited, dated as of June 27, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 27, 2018).

3.6
Certificate of Designations of Series E Perpetual Non-Cumulative Preferred Shares of Enstar Group Limited, dated as of November 21, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 21, 2018).

4.1
Senior Indenture, dated as of March 10, 2017, between Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on March 10, 2017).

4.2
First Supplemental Indenture, dated as of March 10, 2017, between Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed on March 10, 2017).

4.3	Deposit Agreement, dated as of June 27, 2018, between Enstar Group Limited and American Stock Transfer (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on June 27, 2018).

4.4
Deposit Agreement, dated as of November 21, 2018, between Enstar Group Limited and American Stock Transfer (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on November 21, 2018).

10.1	Form of Warrant (incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed on April 21, 2011).

10.2
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

10.4
Registration Rights Agreement, dated April 1, 2014, among Enstar Group Limited, FR XI Offshore AIV, L.P., First Reserve Fund XII, L.P., FR XII A Parallel Vehicle L.P., FR Torus Co-Investment, L.P. and Corsair Specialty Investors, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 4, 2014).

10.5	Form of Waiver Agreement (incorporated herein by reference to Exhibit 4.7 of the Company's Form S-3 filed on October 10, 2017).

10.6
Shareholder Rights Agreement, dated June 3, 2015, between Enstar Group Limited and Canada Pension Plan Investment Board (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 3, 2015.

10.7+	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form S-3 (No. 333-151461) initially filed on June 5, 2008).

10.8+
Amended and Restated Employment Agreement, dated as of April 12, 2017 and effective April 17, 2017, by and between Enstar Group Limited and Dominic F. Silvester (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on May 8, 2017).

10.9+
Employment Agreement, dated as of March 28, 2017 and effective April 6, 2017, by and between Enstar Group Limited and Paul J. O'Shea (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 22, 2017).

10.10+
Employment Agreement, dated May 11, 2015, effective August 15, 2015, by and between Enstar Group Limited and Mark Smith (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on August 7, 2015).

10.11+	Transition Agreement, dated May 19, 2017, by and between Enstar Group Limited and Mark W. Smith (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on May 22, 2017).

10.12+	Employment Agreement, dated May 19, 2017, by and between Enstar Group Limited and Orla M. Gregory (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 22, 2017).

10.13+	Employment Agreement, dated December 28, 2017, by and between Enstar Group Limited and Guy T.A. Bowker (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 4, 2018).

10.14+
Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors, effective as of June 5, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 11, 2007).

10.15+
Amended and Restated Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K filed on March 2, 2015).

10.16+	Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.32 of the Company’s Form 10-K filed on March 2, 2015).

10.17+
Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the proxy statement/prospectus that forms a part of the Company’s Form S-4 declared effective December 15, 2006).

10.18+	First Amendment to Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 6, 2007).

10.19+	Form of Award Agreement under the Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 6, 2007).

10.20+	Form of Stock Appreciation Right Award Agreement pursuant to the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on August 11, 2014).

10.21+	Form of Restricted Stock Award Agreement pursuant to the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed on August 11, 2014).

10.22+	Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on June 17, 2016).

10.23+	Form of Restricted Stock Award Agreement under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on August 5, 2016).

10.24+
Form of Stock Appreciation Right Award Agreement under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed on August 5, 2016).

10.25+
Form of Restricted Stock Unit Award Agreement under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed on November 8, 2016).

10.26+
Form of Performance Stock Unit Award Agreement under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q filed on November 8, 2016).

10.27+
Form of Performance Stock Unit Award Agreement (2018) under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on November 8, 2017).

10.28+	Enstar Group Limited Amended and Restated Employee Share Purchase Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on November 8, 2016).

10.29*+	Amended and Restated Enstar Group Limited 2016-2018 Annual Incentive Program.

10.30*+	Amended and Restated Enstar Group Limited 2019-2021 Annual Incentive Program.

10.31
Amended and Restated Bayshore Shareholders’ Agreement, dated May 8, 2014, among Bayshore Holdings Limited, Kenmare Holdings Ltd., Trident V, L.P., Trident V Parallel Fund, L.P., Trident V Professionals Fund, L.P., and Dowling Capital Partners I, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on August 11, 2014).

10.32
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

10.33
Second Amended and Restated Northshore Shareholders’ Agreement, dated as of December 23, 2015, among Northshore Holdings Limited, North Bay Holdings Limited and Atrium Nominees Limited (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on December 30, 2015).

10.34
Exchange Agreement, dated as of February 2, 2018, by and among Enstar Group Limited, KaylaRe Holdings, Ltd., HH KaylaRe Holdings, Ltd., Hillhouse Fund III, L.P., Trident V, L.P., Trident V Parallel Fund, L.P, Trident V Professionals Fund, L.P., Souris Partners and Cavello Bay Reinsurance Limited (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 8, 2018).

10.35
Master Agreement, dated as of November 9, 2018, by and among Maiden Holdings, Ltd., Maiden Reinsurance Ltd. and Enstar Group Limited (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on November 13, 2018).

10.36*	Subscription Agreement, dated as of December 11, 2018, by and between Cavello Bay Reinsurance Limited and Enhanzed Reinsurance Limited.

10.37
Revolving Credit Agreement, dated as of August 16, 2018, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, Barclays Bank PLC, Wells Fargo Securities, LLC Wells Fargo Bank, National Association and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 21, 2018).

10.38*
First Amendment to Revolving Credit Agreement, dated as of December 19, 2018, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, Barclays Bank PLC, Wells Fargo Securities, LLC Wells Fargo Bank, National Association and each of the lenders party thereto.

10.39
Term Loan Credit Agreement, dated as of December 27, 2018, by and among Enstar Group Limited and certain of its subsidiaries, Wells Fargo Bank, National Association and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 2, 2019).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2019.

ENSTAR GROUP LIMITED

By:	/S/ DOMINIC F. SILVESTER
Dominic F. Silvester Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2019.

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