Form 10-Q
period 2019-03-31
Enstar Group LTD
filed 2019-05-08
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Ordinary shares, par value $1.00 per share	ESGR	The NASDAQ Stock Market LLC
Depositary Shares, Each Representing a 1/1,000th Interest in a 7.00% Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Share, Series D, Par Value $1.00 Per Share	ESGRP	The NASDAQ Stock Market LLC
Depositary Shares, Each Representing a 1/1,000th Interest in a 7.00% Perpetual Non-Cumulative Preferred Share, Series E, Par Value $1.00 Per Share	ESGRO	The NASDAQ Stock Market LLC
As at May 7, 2019, the registrant had outstanding 17,971,679 voting ordinary shares and 3,509,682 non-voting convertible ordinary shares, each par value $1.00 per share.

Enstar Group Limited
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2019

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2019 (unaudited) and December 31, 2018

	March 31, 2019	December 31, 2018
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$76,060	$114,116
Fixed maturities, trading, at fair value	7,317,054	7,248,793
Fixed maturities, available-for-sale, at fair value (amortized cost: 2019 — $142,675; 2018 — $151,433)	146,575	151,609
Funds held - directly managed	1,288,210	1,198,154
Equities, at fair value	400,420	367,125
Other investments, at fair value	2,324,345	1,957,757
Equity method investments	221,023	204,507
Total investments (Note 3 and Note 8)	11,773,687	11,242,061
Cash and cash equivalents	718,050	602,096
Restricted cash and cash equivalents	427,601	380,488
Premiums receivable	719,979	787,468
Deferred tax assets (Note 17)	9,062	10,124
Prepaid reinsurance premiums	208,558	198,990
Reinsurance balances recoverable (Note 5)	1,551,190	1,290,072
Reinsurance balances recoverable, at fair value (Note 5 and Note 8)	735,257	739,591
Funds held by reinsured companies	919,738	321,267
Deferred acquisition costs	195,733	121,101
Goodwill and intangible assets (Note 11)	218,160	218,725
Other assets	581,236	644,287
TOTAL ASSETS	$18,058,251	$16,556,270

LIABILITIES
Losses and loss adjustment expenses (Note 7)	$7,248,229	$6,535,449
Losses and loss adjustment expenses, at fair value (Note 7 and Note 8)	2,847,793	2,874,055
Policy benefits for life and annuity contracts (Note 9)	100,682	105,080
Unearned premiums	951,042	842,618
Insurance and reinsurance balances payable	455,738	388,086
Deferred tax liabilities (Note 17)	9,204	10,542
Debt obligations (Note 12)	1,103,790	861,539
Other liabilities	605,263	566,369
TOTAL LIABILITIES	13,321,741	12,183,738

COMMITMENTS AND CONTINGENCIES (Note 19)

REDEEMABLE NONCONTROLLING INTEREST (Note 13)	456,346	458,543

SHAREHOLDERS’ EQUITY (Note 14)
Ordinary shares (par value $1 each, issued and outstanding 2019: 21,467,515; 2018: 21,459,997):
Voting Ordinary shares (issued and outstanding 2019: 17,957,833; 2018: 17,950,315)	17,958	17,950
Non-voting convertible ordinary Series C Shares (issued and outstanding 2019 and 2018: 2,599,672)	2,600	2,600
Non-voting convertible ordinary Series E Shares (issued and outstanding 2019 and 2018: 910,010)	910	910
Preferred Shares:
Series C Preferred Shares (issued and held in treasury 2019 and 2018: 388,571)	389	389
Series D Preferred Shares (issued and outstanding 2019 and 2018: 16,000)	400,000	400,000
Series E Preferred Shares (issued and outstanding 2019 and 2018: 4,400)	110,000	110,000
Treasury shares, at cost (Series C Preferred shares 2019 and 2018: 388,571)	(421,559)	(421,559)
Additional paid-in capital	1,809,107	1,804,664
Accumulated other comprehensive income	13,279	10,440
Retained earnings	2,335,028	1,976,539
Total Enstar Group Limited Shareholders’ Equity	4,267,712	3,901,933
Noncontrolling interest	12,452	12,056
TOTAL SHAREHOLDERS’ EQUITY	4,280,164	3,913,989
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	$18,058,251	$16,556,270
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$335,287	$170,219
Fees and commission income	6,681	8,331
Net investment income	78,696	66,319
Net realized and unrealized gains (losses)	460,791	(143,030)
Other income	5,812	1,943
	887,267	103,782
EXPENSES
Net incurred losses and loss adjustment expenses	312,404	19,534
Life and annuity policy benefits	96	(46)
Acquisition costs	93,788	30,108
General and administrative expenses	112,074	95,260
Interest expense	11,036	8,011
Net foreign exchange gains (losses)	(3,850)	5,868
	525,548	158,735
EARNINGS (LOSS) BEFORE INCOME TAXES	361,719	(54,953)
Income tax expense	(4,749)	(172)
Earnings from equity method investments	8,772	14,697
NET EARNINGS (LOSS)	365,742	(40,428)
Net loss (earnings) attributable to noncontrolling interest	2,148	(782)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	367,890	(41,210)
Dividends on preferred shares	(9,139)	—
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$358,751	$(41,210)

Earnings (Loss) per ordinary share attributable to Enstar Group Limited:
Basic	$16.71	$(2.12)
Diluted	$16.57	$(2.12)
Weighted average ordinary shares outstanding:
Basic	21,463,499	19,409,021
Diluted	21,645,862	19,602,512
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018
	(expressed in thousands of U.S. dollars)
NET EARNINGS (LOSS)	$365,742	$(40,428)

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on fixed income available-for-sale investments arising during the period	3,663	(346)
Reclassification adjustment for net realized gains included in net earnings	61	30
Unrealized gains (losses) arising during the period, net of reclassification adjustments	3,724	(316)
Total cumulative translation adjustment	(801)	1,225
Total other comprehensive income	2,923	909

Comprehensive income (loss)	368,665	(39,519)
Comprehensive (income) loss attributable to noncontrolling interest	2,064	(756)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$370,729	$(40,275)
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018
	(expressed in thousands of U.S. dollars)
Share Capital — Voting Ordinary Shares
Balance, beginning of period	$17,950	$16,402
Issue of shares	8	11
Balance, end of period	$17,958	$16,413
Share Capital — Non-Voting Convertible Ordinary Series C Shares
Balance, beginning and end of period	$2,600	$2,600
Share Capital — Non-Voting Convertible Ordinary Series E Shares
Balance, beginning and end of period	$910	$405
Share Capital — Series C Convertible Participating Non-Voting Preferred Shares
Balance, beginning and end of period	$389	$389
Share Capital — Series D Preferred Shares
Balance, beginning and end of period	$400,000	$—
Share Capital — Series E Preferred Shares
Balance, beginning and end of period	$110,000	$—
Treasury Shares (Series C Preferred shares)
Balance, beginning and end of period	$(421,559)	$(421,559)
Additional Paid-in Capital
Balance, beginning of period	$1,804,664	$1,395,067
Issue of voting ordinary shares	466	(94)
Amortization of share-based compensation	3,977	5,651
Balance, end of period	$1,809,107	$1,400,624
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$10,440	$10,468
Currency translation adjustment
Balance, beginning of period	10,986	11,171
Change in currency translation adjustment	(803)	1,229
Balance, end of period	10,183	12,400
Defined benefit pension liability
Balance, beginning and end of period	(987)	(3,143)
Unrealized gains (losses) on available-for-sale investments
Balance, beginning of period	441	2,440
Change in unrealized gains (losses) on available-for-sale investments	3,642	(294)
Balance, end of period	4,083	2,146
Balance, end of period	$13,279	$11,403
Retained Earnings
Balance, beginning of period	$1,976,539	$2,132,912
Net earnings (losses) attributable to Enstar Group Limited	365,742	(40,428)
Net loss (earnings) attributable to noncontrolling interest	2,148	(782)
Dividends on preferred shares	(9,139)	—
Change in redemption value of redeemable noncontrolling interests	(262)	(369)
Cumulative effect of change in accounting principle	—	(1,573)
Balance, end of period	$2,335,028	$2,089,760
Noncontrolling Interest (excludes Redeemable Noncontrolling Interest)
Balance, beginning of period	$12,056	$9,264
Contribution of capital	—	49
Net earnings attributable to noncontrolling interest	396	(37)
Balance, end of period	$12,452	$9,276

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings (loss)	$365,742	$(40,428)
Adjustments to reconcile net earnings (loss) to cash flows provided by (used in) operating activities:
Realized losses (gains) on sale of investments	(270)	5,978
Unrealized losses (gains) on investments	(460,521)	137,052
Depreciation and other amortization	7,900	7,576
Earnings from equity method investments	(8,772)	(14,697)
Sales and maturities of trading securities	1,486,423	904,977
Purchases of trading securities	(1,379,411)	(1,733,720)
Other non-cash items	4,687	6,363
Changes in:
Reinsurance balances recoverable	(256,706)	(347,798)
Funds held by reinsured companies	(598,471)	(639,394)
Losses and loss adjustment expenses	685,834	1,587,609
Policy benefits for life and annuity contracts	(2,304)	(2,980)
Insurance and reinsurance balances payable	67,653	119,830
Unearned premiums	108,424	128,973
Premiums receivable	67,489	—
Other operating assets and liabilities	19,441	(193,555)
Net cash flows provided by (used in) operating activities	107,138	(74,214)
INVESTING ACTIVITIES:
Sales and maturities of available-for-sale securities	5,839	22,700
Purchase of available-for-sale securities	(147)	(5,039)
Purchase of other investments	(225,961)	(275,862)
Proceeds from other investments	58,980	32,276
Purchase of equity method investments	(9,762)	—
Other investing activities	(1,956)	(4,304)
Net cash flows used in investing activities	(173,007)	(230,229)
FINANCING ACTIVITIES:
Dividends on preferred shares	(9,139)	—
Contribution by noncontrolling interest	—	49
Receipt of loans	344,000	345,400
Repayment of loans	(102,000)	(132,938)
Net cash flows provided by financing activities	232,861	212,511
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	(3,925)	15,059
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	163,067	(76,873)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	982,584	1,212,836
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,145,651	$1,135,963

Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$9	$2,461
Interest paid	$14,215	$10,530

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	718,050	652,827
Restricted cash and cash equivalents	427,601	483,136
Cash, cash equivalents and restricted cash	$1,145,651	$1,135,963
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 and December 31, 2018
(Tabular information expressed in thousands of U.S. dollars except share and per share data)

1. SIGNIFICANT ACCOUNTING POLICIES
Basis of Preparation
These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements reflect all adjustments consisting of normal recurring items considered necessary for a fair presentation under U.S. GAAP. The results of operations for any interim period are not necessarily indicative of results of the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. All significant inter-company transactions and balances have been eliminated. In these notes, the terms "we," "us," "our," or "the Company" refer to Enstar Group Limited and its consolidated subsidiaries. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results may differ materially from these estimates. Results of changes in estimates are reflected in earnings in the period in which the change is made. Accounting policies that we believe are most dependent on assumptions and estimates are considered to be our critical accounting policies and are related to the determination of:

•	liability for losses and loss adjustment expenses ("LAE");

•	liability for policy benefits for life contracts;

•	reinsurance balances recoverable on paid and unpaid losses;

•	Valuation allowances on reinsurance balances recoverable and deferred tax assets;

•	impairment charges, including other-than-temporary impairments on investment securities classified as available-for-sale, and impairments on goodwill, intangible assets and deferred charge asset;

•	gross and net premiums written and net premiums earned;

•	fair value measurements of investments;

•	fair value estimates associated with accounting for acquisitions;

•	fair value estimates associated with loss portfolio transfer reinsurance agreements for which we have elected the fair value option; and

•	redeemable noncontrolling interests.
New Accounting Standards Adopted in 2019
Accounting Standards Update ("ASU") 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the Financial Accounting Standards Board (the "FASB") issued ASU 2018-02, which gives entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income (“AOCI”) that are deemed stranded in AOCI as a result of the Tax Cuts and Jobs Act (the "Tax Act") enacted in the United States at the end of 2017. The amendments in this guidance eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. We adopted the new standard on January 1, 2019, and that adoption did not have a material impact on our consolidated financial statements and related disclosures.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASUs 2016-02, 2018-10, 2018-11 and 2019-01, Leases
In February 2016, the FASB issued ASU 2016-02, which is codified in Accounting Standards Codification ("ASC") 842 - Leases, amending the guidance on the classification, measurement and disclosure of leases for both lessors and lessees. The ASU requires lessees to recognize a right-of-use asset and an offsetting lease liability on the balance sheet and to disclose qualitative and quantitative information about leasing arrangements. Subsequently, in July 2018, the FASB issued ASU 2018-10, which clarifies how to apply certain aspects of ASC 842. The amendments in the ASU address a number of issues in the new leases guidance, including (1) the rate implicit in the lease, (2) impairment of the net investment in the lease, (3) lessee reassessment of lease classification, (4) lessor reassessment of lease term and purchase options, (5) variable payments that depend on an index or rate, and (6) certain transition adjustments.
In July 2018, the FASB also issued ASU 2018-11, which adds a transition option for all entities and a practical expedient only for lessors to ASU 2016-02. The transition option, which we elected on adoption of the guidance, allows entities to choose not to apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. Under the transition option, entities can instead opt to continue to apply the legacy guidance in ASC 840 - Leases, including its disclosure requirements, in the comparative periods presented in the year they adopt the new leases standard. This means that entities that elect this option will only provide annual disclosures for the comparative periods because ASC 840 does not require interim disclosures. Entities that elect this transition option are still required to adopt the new leases standard using the modified retrospective transition method, but they will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The practical expedient provides lessors with an option to not separate the non-lease components from the associated lease components when certain criteria are met and requires them to account for the combined component in accordance with the revenue recognition standard in ASC 606 if the associated non-lease components are the predominant components.
In addition, in March 2019, the FASB issued ASU 2019-01 to clarify that in the year of initial adoption of ASC 842, entities are not subject to the transition disclosure requirements in ASC 250-10-50-3 related to the effect of an accounting change on certain interim period financial information. Prior to this clarification, the transition guidance in ASC 842 only excluded the annual disclosures required in ASC 250-10-50-1(b)(2).
We adopted ASU 2016-02 and the related amendments on January 1, 2019 using the modified retrospective transition method as required by the standard and recognized a right-of-use asset and an offsetting lease liability of $51.6 million on our consolidated balance sheet, relating primarily to office space and facilities that we have leased to conduct our business operations. Refer to Note 19 - "Commitments and Contingencies" for further details.
Recently Issued Accounting Pronouncements Not Yet Adopted
Note 2 - "Significant Accounting Policies" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 describes accounting pronouncements that were not adopted as of December 31, 2018. Those pronouncements have not yet been adopted unless discussed above in "New Accounting Standards Adopted in 2019". In addition, the following relevant accounting pronouncement was issued by the FASB subsequent to the three months ended March 31, 2019 and is yet to be adopted.
ASU 2019-04 - Codification Improvements to ASC 326 - Financial Instruments - Credit Losses, ASC 815 - Derivatives and Hedging and ASC 825 - Financial Instruments
In April 2019, the FASB issued ASU 2019-04, which amends, (1) ASU 2016-13 on credit losses as codified in ASC 326, (2) ASU 2017-12 on hedging activities as codified in ASC 815, and (3) ASU 2016-01 on recognizing and measuring financial instruments as codified in ASC 825-10. The amendments in ASU 2019-04 clarify the scope and also address certain implementation issues related to these three standards. Specifically, the amendments clarify the scope of the credit losses standard and addresses issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments. With respect to the hedge accounting standard, the amendments address partial-term fair value hedges, fair value hedge basis adjustments and certain transition requirements. On recognizing and measuring financial instruments, the ASU addresses the scope of ASC 825, the requirement for re-measurement under ASC 820 when using the measurement alternative, certain disclosure requirements and which equity securities have to be remeasured at historical exchange rates.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amendments to the credit losses and hedging standards have the same effective dates and transition requirements as the initial standards, unless an entity has already adopted those standards. For entities that have already adopted the credit losses standard, the amendments are effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted, and the amendments should be applied on a modified retrospective basis.
For entities that have already adopted ASU 2017-12, which we did during the quarter ended September 30, 2017, the amendments are effective as of the beginning of the next annual period which is January 1, 2020 for us, although early adoption is permitted. The ASU requires entities to either retrospectively apply the amendments as of the date they adopted ASU 2017-12, or prospectively, as of the date they adopt the amendments, with certain exceptions.
The amendments on recognizing and measuring financial instruments are effective for interim and annual reporting periods beginning after December 15, 2019 although early adoption is permitted for entities that have already adopted ASU 2016-01 which we did on January 1, 2018. The ASU requires entities to apply these amendments on a modified retrospective basis, except for those related to equity securities without readily determinable fair values that are measured using the measurement alternative, which entities are required to apply prospectively.
We expect to adopt ASU 2019-04 on January 1, 2020 using the modified retrospective approach required by the standard however, we do not expect that adoption to have a material impact on our consolidated financial statements and related disclosures in view of the composition of our current balance sheet, specifically our financial instruments within the scope of ASU 2016-01 and ASU 2016-13 as well as our existing hedging strategies which largely relate to net investment and cash flow hedging activities.
2. SIGNIFICANT NEW BUSINESS
Zurich
On April 16, 2019, we entered into a reinsurance transaction with Zurich Insurance Group ("Zurich"), pursuant to which we will reinsure certain of Zurich's U.S. asbestos and environmental liability insurance portfolios. In the transaction we will assume approximately $0.5 billion of gross reserves, relating to 1986 and prior year business. Completion of the transaction, which is expected to occur in 2019, is subject to, among other things, regulatory approvals and satisfaction of various other customary closing conditions.
Maiden
On March 1, 2019, we entered into a Master Agreement with Maiden Holdings, Ltd. ("Maiden Holdings") and Maiden Reinsurance Ltd. (“Maiden Re Bermuda”). Under the Master Agreement, Enstar and Maiden Re Bermuda agreed to enter into an Adverse Development Cover Reinsurance Agreement (“ADC Agreement”) pursuant to which Maiden Re Bermuda will cede and Enstar will reinsure 100% of the liability of Maiden Re Bermuda, as reinsurer, under Maiden Re Bermuda’s two existing quota share agreements with certain insurance companies owned directly or indirectly by AmTrust Financial Services, Inc. (“AmTrust”) for losses incurred on or prior to December 31, 2018 in excess of a $2.44 billion retention, as such figure may be adjusted based upon Maiden Re Bermuda’s final year end reserves for the underlying business, up to a $675 million limit. The premium payable by Maiden Re Bermuda to Enstar under the ADC Agreement will be $500 million. Completion of the transaction is subject to, among other things, regulatory approvals and satisfaction of various closing conditions. The transaction is expected to close in the second quarter of 2019.
Amerisure
On February 15, 2019, we entered into a loss portfolio transfer reinsurance agreement with Amerisure Mutual Insurance Company ("Amerisure") and Allianz Risk Transfer (Bermuda) Limited (“ART Bermuda”). In the transaction, Amerisure has agreed to cede, and each of Enstar and ART Bermuda has agreed to severally assume, a 50% quota share of the construction defect losses incurred by Amerisure and certain of its subsidiaries on or before December 31, 2012. At closing, Amerisure paid Enstar and ART Bermuda an aggregate premium of $125.0 million, which was adjusted for a broker commission and paid claims and recoveries from April 1, 2018, and Enstar's subsidiary assumed $60.0 million of net reserves in the transaction. This transaction closed in the second quarter.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AmTrust RITC Transactions
On February 14, 2019, we completed four RITC transactions with Syndicates 1206, 1861, 2526 and 5820 (collectively the "AmTrust RITC Transactions"), managed by AmTrust Syndicates Limited, under which we reinsured to close the 2016 and prior underwriting years. We assumed, among other items, gross loss reserves of £703.8 million ($897.1 million) and net loss reserves of £486.8 million ($620.4 million) relating to the portfolios in exchange for consideration of £539.9 million ($688.2 million) and recorded a deferred charge asset of $20.6 million. We have an investment in AmTrust, as described further in Note 18 - "Related Party Transactions".

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. INVESTMENTS
We hold: (i) trading portfolios of fixed maturity investments, short-term investments and equities, carried at fair value; (ii) available-for-sale portfolios of fixed maturity investments, carried at fair value; (iii) other investments, carried at fair value; (iv) equity method investments; and (v) funds held - directly managed.

Fixed Maturity Investments
Asset Types
The fair values of the underlying asset types of our short-term investments and fixed maturity investments, classified as trading and available-for-sale, and the fixed maturity investments included within our funds held - directly managed balance were as follows:

	March 31, 2019
	Short-term investments, trading	Fixed maturities, trading	Fixed maturities, available-for-sale	Fixed maturities, funds held - directly managed	Total
U.S. government and agency	$23,188	$318,695	$574	$74,849	$417,306
U.K. government	1,238	277,205	—	—	278,443
Other government	5,402	673,155	72,099	19,320	769,976
Corporate	43,662	4,343,019	71,846	645,488	5,104,015
Municipal	—	101,747	2,047	56,272	160,066
Residential mortgage-backed	—	342,891	9	86,105	429,005
Commercial mortgage-backed	—	645,751	—	238,373	884,124
Asset-backed	2,570	614,591	—	79,207	696,368
Total fixed maturity and short-term investments	$76,060	$7,317,054	$146,575	$1,199,614	$8,739,303

	December 31, 2018
	Short-term investments, trading	Fixed maturities, trading	Fixed maturities, available-for-sale	Fixed maturities, funds held - directly managed	Total
U.S. government and agency	$45,885	$389,735	$573	$74,052	$510,245
U.K. government	2,275	298,356	—	—	300,631
Other government	19,064	679,525	73,185	22,036	793,810
Corporate	44,900	4,081,793	75,359	637,788	4,839,840
Municipal	—	73,856	2,480	53,929	130,265
Residential mortgage-backed	—	682,962	12	90,583	773,557
Commercial mortgage-backed	—	488,598	—	224,465	713,063
Asset-backed	1,992	553,968	—	80,521	636,481
Total fixed maturity and short-term investments	$114,116	$7,248,793	$151,609	$1,183,374	$8,697,892

Included within residential and commercial mortgage-backed securities as of March 31, 2019 were securities issued by U.S. governmental agencies with a fair value of $294.5 million (as of December 31, 2018: $656.6 million). Included within corporate securities as of March 31, 2019 were senior secured loans of $29.1 million (as of December 31, 2018: $20.4 million).

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

As of March 31, 2019	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$408,671	$401,606	4.6%
More than one year through two years	477,168	473,004	5.4%
More than two years through five years	1,958,078	1,955,798	22.4%
More than five years through ten years	2,115,535	2,137,694	24.5%
More than ten years	1,723,351	1,761,704	20.1%
Residential mortgage-backed	424,195	429,005	4.9%
Commercial mortgage-backed	884,640	884,124	10.1%
Asset-backed	698,724	696,368	8.0%
	$8,690,362	$8,739,303	100.0%

Credit Ratings
The following table sets forth the credit ratings of our short-term investments and fixed maturity investments, classified as trading and available-for-sale, and the fixed maturity investments included within our funds held - directly managed balance as of March 31, 2019:

	Amortized Cost	Fair Value	% of Total	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated

U.S. government and agency	$415,689	$417,306	4.8%	$417,243	$63	$—	$—	$—	$—
U.K. government	261,213	278,443	3.2%	644	277,799	—	—	—	—
Other government	769,300	769,976	8.8%	308,413	198,228	55,991	171,579	35,765	—
Corporate	5,079,783	5,104,015	58.4%	132,282	506,434	2,517,323	1,737,171	197,543	13,262
Municipal	156,818	160,066	1.8%	12,284	81,059	49,814	16,909	—	—
Residential mortgage-backed	424,195	429,005	4.9%	309,100	55,819	2,054	3,119	51,372	7,541
Commercial mortgage-backed	884,640	884,124	10.1%	641,337	87,319	77,117	61,139	6,514	10,698
Asset-backed	698,724	696,368	8.0%	302,491	99,371	164,249	110,806	18,111	1,340
Total	$8,690,362	$8,739,303	100.0%	$2,123,794	$1,306,092	$2,866,548	$2,100,723	$309,305	$32,841
% of total fair value				24.3%	14.9%	32.9%	24.0%	3.5%	0.4%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrealized Gains and Losses Available-for-sale Fixed Maturity Investments
The amortized cost and fair values of our fixed maturity investments classified as available-for-sale were as follows:

As of March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (Non-OTTI)	Fair Value
U.S. government and agency	$574	$—	$—	$574
Other government	69,918	2,730	(549)	72,099
Corporate	70,120	2,230	(504)	71,846
Municipal	2,054	4	(11)	2,047
Residential mortgage-backed	9	—	—	9
	$142,675	$4,964	$(1,064)	$146,575

As of December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (Non-OTTI)	Fair Value
U.S. government and agency	$576	$—	$(3)	$573
Other government	72,811	1,219	(845)	73,185
Corporate	75,535	1,006	(1,182)	75,359
Municipal	2,499	—	(19)	2,480
Residential mortgage-backed	12	—	—	12
	$151,433	$2,225	$(2,049)	$151,609

Gross Unrealized Losses on Available-for-sale Fixed Maturity Investments
The following tables summarize our fixed maturity investments classified as available-for-sale that are in a gross unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
As of March 31, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity investments, at fair value
Other government	3,570	(318)	6,260	(231)	9,830	(549)
Corporate	12,351	(405)	4,208	(99)	16,559	(504)
Municipal	1,683	(11)	—	—	1,683	(11)
Total fixed maturity investments	$17,604	$(734)	$10,468	$(330)	$28,072	$(1,064)

	12 Months or Greater		Less Than 12 Months		Total
As of December 31, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity investments, at fair value
U.S. government and agency	$573	$(3)	$—	$—	$573	$(3)
Other government	7,351	(345)	11,000	(500)	18,351	(845)
Corporate	11,888	(629)	25,227	(553)	37,115	(1,182)
Municipal	1,783	(18)	283	(1)	2,066	(19)
Residential mortgage-backed	12	—	—	—	12	—
Total fixed maturity investments	$21,607	$(995)	$36,510	$(1,054)	$58,117	$(2,049)
As of March 31, 2019 and December 31, 2018, the number of securities classified as available-for-sale in an unrealized loss position was 55 and 88, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 43 and 42, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other-Than-Temporary Impairment on Available-for-sale Fixed Maturity Investments
For the three months ended March 31, 2019 and 2018, we did not recognize any other-than-temporary impairment losses on our available-for-sale securities. We determined that no credit losses existed as of March 31, 2019 or December 31, 2018. A description of our other-than-temporary impairment process is included in Note 2 - "Significant Accounting Policies" in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018. There were no changes to our process during the three months ended March 31, 2019.
Equity Investments
The following table summarizes our equity investments:

	March 31, 2019	December 31, 2018
Publicly traded equity investments in common and preferred stocks	$171,710	$138,415
Privately held equity investments in common and preferred stocks	228,710	228,710
	$400,420	$367,125

Our publicly traded equity investments in common and preferred stocks predominantly trade on major exchanges and are managed by our external advisors. Our publicly traded equity investments are widely diversified, and there is no significant concentration in any specific industry.
Our privately held equity investments in common and preferred stocks are direct investments in companies that we believe offer attractive risk adjusted returns and/or offer other strategic advantages. Each investment may have its own unique terms and conditions and there may be restrictions on disposals. The market for these investments is illiquid, and there is no active market. Included within the above balance as of March 31, 2019 and December 31, 2018 is an indirect investment in AmTrust, with a fair value of $200.0 million and $200.0 million, respectively. Refer to Note 18 - "Related Party Transactions" for further information.
Other Investments, at fair value
The following table summarizes our other investments carried at fair value:

	March 31, 2019	December 31, 2018
Hedge funds	$979,270	$852,584
Fixed income funds	587,093	403,858
Equity funds	374,249	333,681
Private equity funds	235,538	248,628
CLO equities	41,434	39,052
CLO equity fund	40,348	37,260
Private credit funds	53,258	33,381
Other	13,155	9,313
	$2,324,345	$1,957,757

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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
Hedge funds may invest in a wide range of instruments, including debt and equity securities, and utilize various sophisticated strategies to achieve their objectives. We invest in a mixture of fixed income, equity and multi-strategy hedge funds. The hedge funds in which we invest have various imposed lock-up periods of up to three years and redemption terms, predominantly 60 and 90 days. Certain of the hedge funds in which we invest that are past their lock up periods are currently eligible for redemption, while others, with a market value of $891.6 million, are still in the lock-up period. Investments of $72.4 million in fixed income hedge funds were subject to gates or side-pockets, where redemptions are subject to the sale of underlying investments. A gate is the ability to deny or delay a redemption request, whereas a side-pocket is a designated account for which the investor loses its redemption rights.

•
Fixed income funds comprise a number of positions in diversified fixed income funds that are managed by third-party managers. Underlying investments vary from high-grade corporate bonds to non-investment grade senior secured loans and bonds, but are generally invested in liquid fixed income markets. These funds have regularly published prices. One of the funds in which we invest, with a market value of $43.7 million, has a lock-up period of up to two years and is eligible for quarterly redemptions thereafter with 65 days' notice. Another fund, with a market value of $73.7 million, is not currently eligible for redemption. All other funds have liquidity terms that vary from daily up to 30 days' notice.

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

•
CLO equity fund invests primarily in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans. This fund has a fair value of $40.3 million and approximately 28% of the fund is eligible for redemption.

•
Private credit funds invest in direct senior or collateralized loans. The investments are subject to restrictions on redemption and sales that are determined by the governing documents and limit our ability to liquidate our positions in the funds.

•
Others comprise of various investments including real estate debt funds that invest primarily in European real estate, call options on equities and a fund that provides loans to educational institutions throughout the United States and its territories.

The increase in our other investments carried at fair value between March 31, 2019 and December 31, 2018 was primarily attributable to unrealized gains of $204.7 million and net additional subscriptions of $167.0 million to hedge funds, equity funds and fixed income funds.
As of March 31, 2019, we had unfunded commitments of $210.8 million to private equity funds.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Method Investments
The following table summarizes our equity method investments:

	March 31, 2019			December 31, 2018
	Investment	Ownership %	Carrying Value	Investment	Ownership %	Carrying Value
Enhanzed Re	$94,800	47.4%	$91,883	$94,800	47.4%	$94,800
Citco	50,000	31.9%	50,917	50,000	31.9%	50,812
Monument	26,600	26.6%	47,746	26,600	26.6%	42,193
Clear Spring	11,210	20.0%	$10,070	11,210	20.0%	10,070
Other	25,012	~30%	20,407	15,250	~30%	6,632
	$207,622		$221,023	$197,860		$204,507

Refer to Note 18 - "Related Party Transactions" for further information regarding our investments in Enhanzed Re, Citco, Monument and Clear Spring.
As of March 31, 2019, we had unfunded commitments of $152.3 million related to equity method investments.
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
Funds Held - Directly Managed
Funds held - directly managed, where we receive the underlying return on the investment portfolio, are carried at fair value, either because we elected the fair value option at the inception of the reinsurance contract, or because it represents the aggregate of funds held at amortized cost and the fair value of an embedded derivative. The embedded derivative relates to our contractual right to receive the return on the underlying investment portfolio supporting the reinsurance contract. We include the estimated fair value of these embedded derivatives in the consolidated balance sheets with the host contract in order to reflect the expected settlement of these features with the host contract. The change in the fair value of the embedded derivative is included in net unrealized gains (losses). The following table summarizes the components of the funds held - directly managed as of March 31, 2019 and December 31, 2018:

	2019	2018
Fixed maturity investments, trading	$1,199,614	$1,183,374
Other assets	88,596	14,780
	$1,288,210	$1,198,154

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fixed maturity investment components of funds held - directly managed as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Funds held - Directly Managed - Fair Value Option	Funds held - Directly Managed - Variable Return	Total	Funds held - Directly Managed - Fair Value Option	Funds held - Directly Managed - Variable Return	Total
Fixed maturity investments, at amortized cost	$181,689	$1,019,636	$1,201,325	$179,670	$1,044,377	$1,224,047
Net unrealized gains (losses):
Change in fair value - fair value option accounting	978	—	978	(2,733)	—	(2,733)
Change in fair value - embedded derivative accounting	—	(2,689)	(2,689)	—	(37,940)	(37,940)
Fixed maturity investments within funds held - directly managed, at fair value	$182,667	$1,016,947	$1,199,614	$176,937	$1,006,437	$1,183,374

Refer to the sections above for details of the fixed maturity investments within our funds held - directly managed portfolios.
Funds Held by Reinsured Companies
Funds held by reinsured companies, where we received a fixed crediting rate, are carried at cost on our consolidated balance sheets. As of March 31, 2019 and December 31, 2018, we had funds held by reinsured companies of $919.7 million and $321.3 million, respectively. In connection with the AmTrust RITC transactions, we have recorded in aggregate $601.9 million as funds held, which is expected to be received in the second quarter of 2019 and subsequently invested in accordance with our investment guidelines.
Net Investment Income
Major categories of net investment income are summarized as follows:

	Three Months Ended
	March 31,
	2019	2018
Fixed maturity investments	$58,070	$43,888
Short-term investments and cash and cash equivalents	3,860	2,082
Funds held	5,798	3,129
Funds held - directly managed	9,750	8,626
Investment income from fixed maturities and cash and cash equivalents	77,478	57,725
Equity investments	3,380	1,490
Other investments	2,114	3,314
Life settlements and other	—	6,659
Investment income from equities and other investments	5,494	11,463
Gross investment income	82,972	69,188
Investment expenses	(4,276)	(2,869)
Net investment income	$78,696	$66,319

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Realized and Unrealized Gains and Losses
Components of net realized and unrealized gains and losses were as follows:

	Three Months Ended
	March 31,
	2019	2018
Net realized gains (losses) on sale:
Gross realized gains on fixed maturity securities, available-for-sale	$4	$7
Gross realized losses on fixed maturity securities, available-for-sale	(65)	(37)
Net realized losses on fixed maturity securities, trading	(611)	(6,947)
Net realized gains (losses) on funds held - directly managed	(1,606)	96
Net realized gains on equity investments	2,548	903
Total net realized gains (losses) on sale	$270	$(5,978)
Net unrealized gains (losses):
Fixed maturity securities, trading	$209,467	$(100,301)
Fixed maturity securities in funds held - directly managed portfolios	38,962	(30,924)
Equity investments	7,383	3,835
Other Investments	204,709	(9,662)
Total net unrealized gains (losses)	460,521	(137,052)
Net realized and unrealized gains (losses)	$460,791	$(143,030)

The gross realized gains and losses on available-for-sale investments included in the table above resulted from sales of $1.2 million and $7.5 million for the three months ended March 31, 2019 and 2018, respectively.
Restricted Assets
We utilize trust accounts to collateralize business with our insurance and reinsurance counterparties. We are also required to maintain investments and cash and cash equivalents on deposit with regulatory authorities and Lloyd's to support our insurance and reinsurance operations. The investments and cash and cash equivalents on deposit are available to settle insurance and reinsurance liabilities. Collateral generally takes the form of assets held in trust, letters of credit or funds held. The assets used as collateral are primarily highly rated fixed maturity securities. The carrying value of our restricted assets, including restricted cash of $427.6 million and $380.5 million, as of March 31, 2019 and December 31, 2018, respectively, was as follows:

	March 31, 2019	December 31, 2018
Collateral in trust for third party agreements	$4,276,436	$4,336,752
Assets on deposit with regulatory authorities	583,780	579,048
Collateral for secured letter of credit facilities	124,576	127,841
Funds at Lloyd's (1)	642,068	354,589
	$5,626,860	$5,398,230

(1) Our businesses include three Lloyd's syndicates. Lloyd's determines the required capital principally through the annual business plan of each syndicate. This capital is referred to as "Funds at Lloyd's" and will be drawn upon in the event that a syndicate has a loss that cannot be funded from other sources. We also utilize unsecured letters of credit for Funds at Lloyd's, as described in Note 12 - "Debt Obligations and Credit Facilities".
The increase in the Funds at Lloyd's was primarily due to the loss portfolio transfer reinsurance transactions as described in Note 2 - "Significant New Business".

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. DERIVATIVES AND HEDGING INSTRUMENTS
Foreign Currency Hedging of Net Investments in Foreign Operations
We use foreign currency forward contracts in qualifying hedging relationships to hedge the foreign currency exchange rate risk associated with certain of our net investments in foreign operations. As of March 31, 2019 and December 31, 2018, we had forward currency contracts in place, which we had designated as hedges of our net investments in foreign operations.
The following table presents the gross notional amounts and estimated fair values recorded within other assets and other liabilities related to our qualifying foreign currency forward exchange rate contracts as of March 31, 2019 and December 31, 2018.

	March 31, 2019			December 31, 2018
		Fair Value			Fair Value
	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
Foreign currency forward - AUD	$41,874	$22	$25	$42,258	$1,377	$—
Foreign currency forward - EUR	115,575	1,568	—	66,422	238	300
Total qualifying hedges	$157,449	$1,590	$25	$108,680	$1,615	$300
The following table presents the amounts of the net gains and losses deferred in the cumulative translation adjustment ("CTA") account, which is a component of accumulated other comprehensive income (loss) ("AOCI"), in shareholders' equity, relating to our foreign currency forward exchange rate contracts for the three months ended March 31, 2019 and 2018.

	Amount of Gains (Losses) Deferred in AOCI
	Three Months Ended
	March 31,
	2019	2018
Foreign currency forward - AUD	$(327)	$530
Foreign currency forward - EUR	1,855	—
Net gains on qualifying derivative hedges	$1,528	$530

Non-derivative Hedging Instruments of Net Investments in Foreign Operations
As of March 31, 2018 there were borrowings of €60.0 million ($73.7 million) under our revolving credit facility that were designated as non-derivative hedges of our net investment in certain subsidiaries whose functional currency is denominated in Euros. These Euro-denominated borrowings were repaid in full and replaced by a Euro-denominated foreign currency forward contract in a qualifying hedging arrangement during the year ended December 31, 2018. The net losses deferred in the CTA account in AOCI relating to these qualifying Euro-loan derivative hedging instruments for the three months ended March 31, 2018 was $1.2 million.
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Forward Contracts
The following table presents the gross notional amounts and estimated fair values recorded within other assets and other liabilities related to our non-qualifying foreign currency forward hedging relationships as of March 31, 2019 and December 31, 2018.

	March 31, 2019			December 31, 2018
		Fair Value			Fair Value
	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
Foreign currency forward - AUD	$73,953	$71	$25	$45,427	$1,952	$310
Foreign currency forward - CAD	122,690	1,750	—	55,050	1,441	—
Foreign currency forward - EUR	28,389	419	14	54,282	139	301
Foreign currency forward - GBP	224,951	1,448	—	256,959	1,554	72
Total non-qualifying hedges	$449,983	$3,688	$39	$411,718	$5,086	$683
The following table presents the amounts of the net gains (losses) included in earnings related to our non-qualifying foreign currency forward contracts during the three months ended March 31, 2019 and 2018.

	Gains (Losses) on non-qualifying-hedges included in net earnings
	Three Months Ended March 31,
	2019	2018
Foreign currency forward - AUD	$(765)	$982
Foreign currency forward - CAD	1	2,040
Foreign currency forward - EUR	1,205	(267)
Foreign currency forward - GBP	(4,059)	(6,842)
Net losses on non-qualifying hedges	$(3,618)	$(4,087)

Investments in Call Options on Equities
During the three months ended March 31, 2019 and 2018 we recorded unrealized losses in net earnings of $0.2 million and $2.5 million respectively, on the call options on equities that we purchased in 2018 at a cost of $10.0 million. These call options on equities had a fair value of $0.2 million and $0.4 million as of March 31, 2019 and December 31, 2018, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. REINSURANCE BALANCES RECOVERABLE ON PAID AND UNPAID LOSSES
The following tables provide the total reinsurance balances recoverable:

	March 31, 2019
	Non-life Run-off	Atrium	StarStone	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$1,007,758	$11,242	$290,095	$1,309,095
IBNR	695,921	19,726	178,143	893,790
Fair value adjustments	(14,364)	714	(1,643)	(15,293)
Fair value adjustments - fair value option	(109,669)	—	—	(109,669)
Total reinsurance reserves recoverable	1,579,646	31,682	466,595	2,077,923
Paid losses recoverable	170,633	647	37,244	208,524
	$1,750,279	$32,329	$503,839	$2,286,447
Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable	$1,015,022	$32,329	$503,839	$1,551,190
Reinsurance balances recoverable - fair value option	735,257	—	—	735,257
Total	$1,750,279	$32,329	$503,839	$2,286,447

	December 31, 2018
	Non-life Run-off	Atrium	StarStone	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$901,772	$18,891	$263,065	$1,183,728
IBNR	609,434	19,247	201,784	830,465
Fair value adjustments	(14,344)	630	(1,899)	(15,613)
Fair value adjustments - fair value option	(130,739)	—	—	(130,739)
Total reinsurance reserves recoverable	1,366,123	38,768	462,950	1,867,841
Paid losses recoverable	138,265	(256)	23,813	161,822
	$1,504,388	$38,512	$486,763	$2,029,663
Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable	$764,797	$38,512	$486,763	$1,290,072
Reinsurance balances recoverable - fair value option	739,591	—	—	739,591
Total	$1,504,388	$38,512	$486,763	$2,029,663

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
The fair value adjustments, determined on acquisition of insurance and reinsurance subsidiaries, are based on the estimated timing of loss and LAE recoveries and an assumed interest rate equivalent to a risk free rate for securities with similar duration to the acquired reinsurance balances recoverable plus a spread for credit risk, and are amortized over the estimated recovery period, as adjusted for accelerations in timing of payments as a result of commutation settlements. The determination of the fair value adjustments on the retroactive reinsurance contracts for which we have elected the fair value option is described in Note 8 - "Fair Value Measurements".
As of March 31, 2019 and December 31, 2018, we had reinsurance balances recoverable of $2,286.4 million and $2,029.7 million, respectively. The increase of $256.8 million in reinsurance balances recoverable was primarily related to the AmTrust RITC transactions, which closed during the first quarter of 2019.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Top Ten Reinsurers

	March 31, 2019
	Non-life Run-off	Atrium	StarStone	Total	% of Total
Top ten reinsurers	$1,202,892	$22,421	$299,058	$1,524,371	66.7%
Other reinsurers > $1 million	532,030	8,149	201,709	741,888	32.4%
Other reinsurers < $1 million	15,357	1,759	3,072	20,188	0.9%
Total	$1,750,279	$32,329	$503,839	$2,286,447	100.0%

	December 31, 2018
	Non-life Run-off	Atrium	StarStone	Total	% of Total
Top ten reinsurers	$1,124,079	$25,239	$263,192	$1,412,510	69.6%
Other reinsurers > $1 million	364,098	12,091	220,123	596,312	29.4%
Other reinsurers < $1 million	16,211	1,182	3,448	20,841	1.0%
Total	$1,504,388	$38,512	$486,763	$2,029,663	100.0%

	March 31, 2019	December 31, 2018
Information regarding top ten reinsurers:
Number of top 10 reinsurers rated A- or better	8	7
Number of top 10 non-rated reinsurers (1)	2	3

Top 10 rated A- or better reinsurers recoverables	$1,285,067	$1,096,272
Top 10 collaterized non-rated reinsurers recoverables (1)	239,304	316,238
	$1,524,371	$1,412,510

Single reinsurers that represent 10% or more of total reinsurance balance recoverables as of March 31, 2019:

Hannover Ruck SE (2)	$297,129	$279,723
Lloyd's Syndicates (3)	$392,205	$334,509
(1) For the two non-rated reinsurers as of March 31, 2019 and three non-rated reinsurers as of December 31, 2018, we hold security in the form of pledged assets in trust or letters of credit issued to us in the full amount of the recoverable.
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows our reinsurance balances recoverable by rating of reinsurer and our provisions for uncollectible reinsurance balances recoverable ("provisions for bad debt"). The majority of the provisions for bad debt relate to the Non-life Run-off segment.

	March 31, 2019				December 31, 2018
	Gross	Provisions for Bad Debt	Net	Provisions as a % of Gross	Gross	Provisions for Bad Debt	Net	Provisions as a % of Gross
Reinsurers rated A- or above	$1,883,418	$54,048	$1,829,370	2.9%	$1,612,464	$51,519	$1,560,945	3.2%
Reinsurers rated below A-, secured	421,205	—	421,205	—%	430,852	—	430,852	—%
Reinsurers rated below A-, unsecured	143,303	107,431	35,872	75.0%	143,079	105,213	37,866	73.5%
Total	$2,447,926	$161,479	$2,286,447	6.6%	$2,186,395	$156,732	$2,029,663	7.2%

6. DEFERRED CHARGE ASSETS
Deferred charge assets relate to retroactive reinsurance policies providing indemnification of losses and LAE with respect to past loss events in the Non-life Run-off segment. For insurance and reinsurance contracts for which we do not elect the fair value option, a deferred charge asset is recorded for the excess, if any, of the estimated ultimate losses payable over the premiums received at the initial measurement. Deferred charge assets are included in other assets on our consolidated balance sheets. The following table presents a reconciliation of the deferred charge assets:

	Three Months Ended March 31,
	2019	2018
Beginning carrying value	$86,585	$80,192
Recorded during the period	20,632	—
Amortization	(7,063)	(5,081)
Ending carrying value	$100,154	$75,111

Deferred charge assets are amortized over the estimated claim payment period of the related contract with the periodic amortization reflected in earnings as a component of losses and LAE. Deferred charge assets amortization is adjusted at each reporting period to reflect new estimates of the amount and timing of remaining loss payments. Changes in the estimated amount and the timing of payments of unpaid losses may have an effect on the unamortized deferred charge assets and the amount of periodic amortization. Deferred charge assets are assessed at each reporting period for impairment. If the asset is determined to be impaired, it is written down in the period in which the determination is made. For the three months ended March 31, 2019 we completed our assessment for impairment of deferred charge assets and concluded that there had been no impairment of our carried deferred charge assets amount.
Further information on deferred charge assets recorded during the three months ended March 31, 2019, is included in Note 2 - "Significant New Business".

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. LOSSES AND LOSS ADJUSTMENT EXPENSES
The liability for losses and loss adjustment expenses ("LAE"), also referred to as loss reserves, represents our gross estimates before reinsurance for unpaid reported losses and includes losses that have been incurred but not reported ("IBNR") for our Non-life Run-off, Atrium and StarStone segments using a variety of actuarial methods. We recognize an asset for the portion of the liability that we expect to recover from reinsurers. LAE reserves include allocated loss adjustment expenses ("ALAE"), and unallocated loss adjustment expenses ("ULAE"). ALAE are linked to the settlement of an individual claim or loss, whereas ULAE are based on our estimates of future costs to administer the claims. IBNR represents reserves for loss and LAE that have been incurred but not yet reported to us. This includes amounts for unreported claims, development on known claims and reopened claims. Our loss reserves cover multiple lines of business, which include workers' compensation, general casualty, asbestos and environmental, marine, aviation and transit, construction defects, property, motor and other non-life lines of business. Refer to Note 10 - "Losses and Loss Adjustment Expenses" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 for more information on establishing the liability for losses and LAE.
The following table summarizes the liability for losses and LAE by segment:

	March 31, 2019
	Non-life Run-off	Atrium	StarStone	Other	Total
Outstanding losses	$4,624,209	$86,986	$824,366	$6,647	$5,542,208
IBNR	3,694,932	135,411	840,306	14,335	4,684,984
Fair value adjustments	(209,631)	4,691	(404)	—	(205,344)
Fair value adjustments - fair value option	(300,774)	—	—	—	(300,774)
ULAE	346,238	2,292	26,418	—	374,948
Total	$8,154,974	$229,380	$1,690,686	$20,982	$10,096,022

Reconciliation to Consolidated Balance Sheet:
Loss and loss adjustment expenses	$5,307,181	$229,380	$1,690,686	$20,982	$7,248,229
Loss and loss adjustment expenses, at fair value	2,847,793	—	—	—	2,847,793
Total	$8,154,974	$229,380	$1,690,686	$20,982	$10,096,022

	December 31, 2018
	Non-life Run-off	Atrium	StarStone	Other	Total
Outstanding losses	$4,271,769	$94,885	$796,194	$6,052	$5,168,900
IBNR	3,527,767	140,521	787,894	12,809	4,468,991
Fair value adjustments	(217,527)	3,476	(467)	—	(214,518)
Fair value adjustments - fair value option	(374,752)	—	—	—	(374,752)
ULAE	333,405	2,402	25,076	—	360,883
Total	$7,540,662	$241,284	$1,608,697	$18,861	$9,409,504

Reconciliation to Consolidated Balance Sheet:
Loss and loss adjustment expenses	$4,666,607	$241,284	$1,608,697	$18,861	$6,535,449
Loss and loss adjustment expenses, at fair value	2,874,055	—	—	—	2,874,055
Total	$7,540,662	$241,284	$1,608,697	$18,861	$9,409,504

The overall increase in the liability for losses and LAE between December 31, 2018 and March 31, 2019 was primarily attributable to the AmTrust RITC Transactions in our Non-life Run-off segment, as described in Note 2 - "Significant New Business".

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides a reconciliation of the beginning and ending liability for losses and LAE:

	Three Months Ended
	March 31,
	2019	2018
Balance as of beginning of period	$9,409,504	$7,398,088
Less: reinsurance reserves recoverable	1,867,841	1,870,033
Less: deferred charge assets on retroactive reinsurance	86,585	80,192
Net balance as of beginning of period	7,455,078	5,447,863
Net incurred losses and LAE:
Current period	217,266	95,154
Prior periods	95,138	(75,620)
Total net incurred losses and LAE	312,404	19,534
Net paid losses:
Current period	(28,029)	(8,103)
Prior periods	(461,605)	(350,646)
Total net paid losses	(489,634)	(358,749)
Effect of exchange rate movement	19,679	57,727
Assumed business	620,418	1,527,551
Net balance as of March 31	7,917,945	6,693,926
Plus: reinsurance reserves recoverable	2,077,923	2,217,033
Plus: deferred charge assets on retroactive reinsurance	100,154	75,111
Balance as of March 31	$10,096,022	$8,986,070

The tables below provide the net incurred losses and LAE by segment:

	Three Months Ended
	March 31, 2019
	Non-life Run-off	Atrium	StarStone	Other	Total
Net losses paid	$349,069	$22,313	$115,417	$2,835	$489,634
Net change in case and LAE reserves	(77,701)	(413)	2,056	595	(75,463)
Net change in IBNR reserves	(232,895)	(5,817)	76,424	1,526	(160,762)
Increase in estimates of net ultimate losses	38,473	16,083	193,897	4,956	253,409
Increase (reduction) in provisions for unallocated LAE	(15,175)	—	1,348	—	(13,827)
Amortization of deferred charge assets	7,064	—	—	—	7,064
Amortization of fair value adjustments	8,779	1,131	(193)	—	9,717
Changes in fair value - fair value option	56,041	—	—	—	56,041
Net incurred losses and LAE	$95,182	$17,214	$195,052	$4,956	$312,404

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31, 2018
	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$252,584	$17,530	$88,635	$358,749
Net change in case and LAE reserves	(123,486)	3,890	(4,475)	(124,071)
Net change in IBNR reserves	(154,111)	(1,709)	(8,871)	(164,691)
Increase (reduction) in estimates of net ultimate losses	(25,013)	19,711	75,289	69,987
Increase (reduction) in provisions for unallocated LAE	(14,952)	—	192	(14,760)
Amortization of deferred charge assets	5,081	—	—	5,081
Amortization of fair value adjustments	2,147	(2,539)	(141)	(533)
Changes in fair value - fair value option	(40,241)	—	—	(40,241)
Net incurred losses and LAE	$(72,978)	$17,172	$75,340	$19,534

Non-Life Run-off Segment
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the Non-life Run-off segment:

	Three Months Ended
	March 31,
	2019	2018
Balance as of beginning of period	$7,540,662	$5,949,472
Less: reinsurance reserves recoverable	1,366,123	1,377,485
Less: deferred charge assets on retroactive insurance	86,585	80,192
Net balance as of beginning of period	6,087,954	4,491,795
Net incurred losses and LAE:
Current period	49,071	346
Prior periods	46,111	(73,324)
Total net incurred losses and LAE	95,182	(72,978)
Net paid losses:
Current period	(18,014)	(1)
Prior periods	(331,055)	(252,583)
Total net paid losses	(349,069)	(252,584)
Effect of exchange rate movement	20,689	55,403
Assumed business	620,418	1,517,283
Net balance as of March 31	6,475,174	5,738,919
Plus: reinsurance reserves recoverable	1,579,646	1,703,481
Plus: deferred charge assets on retroactive reinsurance	100,154	75,111
Balance as of March 31	$8,154,974	$7,517,511

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net incurred losses and LAE in the Non-life Run-off segment were as follows:

	Three Months Ended March 31,
	2019			2018
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$331,055	$18,014	$349,069	$252,583	$1	$252,584
Net change in case and LAE reserves	(97,573)	19,872	(77,701)	(123,492)	6	(123,486)
Net change in IBNR reserves	(243,815)	10,920	(232,895)	(154,450)	339	(154,111)
Increase (reduction) in estimates of net ultimate losses	(10,333)	48,806	38,473	(25,359)	346	(25,013)
Increase (reduction) in provisions for unallocated LAE	(15,440)	265	(15,175)	(14,952)	—	(14,952)
Amortization of deferred charge assets	7,064	—	7,064	5,081	—	5,081
Amortization of fair value adjustments	8,779	—	8,779	2,147	—	2,147
Changes in fair value - fair value option	56,041	—	56,041	(40,241)	—	(40,241)
Net incurred losses and LAE	$46,111	$49,071	$95,182	$(73,324)	$346	$(72,978)

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
Three Months Ended March 31, 2019
The increase in net incurred losses and LAE for the three months ended March 31, 2019 of $95.2 million included net incurred losses and LAE of $49.1 million related to current period net earned premium, primarily for the run-off business acquired with the AmTrust RITC Transactions and the acquisition of Maiden Reinsurance North America, Inc. ("Maiden Re North America"). Excluding current period net incurred losses and LAE of $49.1 million, the increase in net incurred losses and LAE liabilities relating to prior periods was $46.1 million, which was attributable to an increase in the fair value of liabilities of $56.0 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option primarily as a result of a decrease in corporate bond yields, amortization of fair value adjustments over the estimated payout period relating to companies acquired of $8.8 million and the amortization of the deferred charge assets of $7.1 million, partially offset by a reduction in estimates of net ultimate losses of $10.3 million and a reduction in provisions for unallocated LAE of $15.4 million relating to 2019 run-off activity. The reduction in estimates of net ultimate losses of $10.3 million for the three months ended March 31, 2019 included a net reduction in case and IBNR reserves of $341.4 million, partially offset by net losses paid of $331.1 million.
Three Months Ended March 31, 2018
The reduction in net incurred losses and LAE for the three months ended March 31, 2018 of $73.0 million included net incurred losses and LAE of $0.3 million related to current period net earned premium. Excluding current period net incurred losses and LAE of $0.3 million, the reduction in net incurred losses and LAE liabilities relating to prior periods was $73.3 million, which was attributable to a reduction in estimates of net ultimate losses of $25.4 million, a reduction in provisions for unallocated LAE of $15.0 million, relating to 2018 run-off activity, and a reduction in the fair value of liabilities of $40.2 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $2.1 million and the amortization of the deferred charge assets of $5.1 million. The reduction in estimates of net ultimate losses of $25.4 million for the three months ended March 31, 2018 included a net change in case and IBNR reserves of $277.9 million, partially offset by net losses paid of $252.6 million.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Atrium
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the Atrium segment:

	Three Months Ended
	March 31,
	2019	2018
Balance as of beginning of period	$241,284	$240,873
Less: reinsurance reserves recoverable	38,768	40,531
Net balance as of beginning of period	202,516	200,342
Net incurred losses and LAE:
Current period	18,237	17,306
Prior periods	(1,023)	(134)
Total net incurred losses and LAE	17,214	17,172
Net paid losses:
Current period	(7,893)	(7,154)
Prior periods	(14,420)	(10,376)
Total net paid losses	(22,313)	(17,530)
Effect of exchange rate movement	281	786
Net balance as of March 31	197,698	200,770
Plus: reinsurance reserves recoverable	31,682	40,025
Balance as of March 31	$229,380	$240,795

Net incurred losses and LAE in the Atrium segment were as follows:

	Three Months Ended March 31,
	2019			2018
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	14,420	7,893	22,313	10,376	7,154	17,530
Net change in case and LAE reserves	(6,342)	5,929	(413)	(2,384)	6,274	3,890
Net change in IBNR reserves	(10,232)	4,415	(5,817)	(5,587)	3,878	(1,709)
Increase (reduction) in estimates of net ultimate losses	(2,154)	18,237	16,083	2,405	17,306	19,711
Amortization of fair value adjustments	1,131	—	1,131	(2,539)	—	(2,539)
Net incurred losses and LAE	(1,023)	18,237	17,214	(134)	17,306	17,172

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

StarStone
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for our StarStone segment:

	Three Months Ended
	March 31,
	2019	2018
Balance as of beginning of period	$1,608,697	$1,207,743
Less: reinsurance reserves recoverable	462,950	452,017
Net balance as of beginning of period	1,145,747	755,726
Net incurred losses and LAE:
Current period	144,950	77,502
Prior periods	50,102	(2,162)
Total net incurred losses and LAE	195,052	75,340
Net paid losses:
Current period	(1,792)	(948)
Prior periods	(113,625)	(87,687)
Total net paid losses	(115,417)	(88,635)
Effect of exchange rate movement	(1,291)	1,538
Assumed business	—	10,268
Net balance as of March 31	1,224,091	754,237
Plus: reinsurance reserves recoverable	466,595	473,527
Balance as of March 31	$1,690,686	$1,227,764

Net incurred losses and LAE in the StarStone segment were as follows:

	Three Months Ended March 31,
	2019			2018
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$113,625	$1,792	$115,417	$87,687	$948	$88,635
Net change in case and LAE reserves	(8,824)	10,880	2,056	(14,217)	9,742	(4,475)
Net change in IBNR reserves	(52,834)	129,258	76,424	(73,390)	64,519	(8,871)
Increase in estimates of net ultimate losses	51,967	141,930	193,897	80	75,209	75,289
Increase (reduction) in provisions for unallocated LAE	(1,672)	3,020	1,348	(2,101)	2,293	192
Amortization of fair value adjustments	(193)	—	(193)	(141)	—	(141)
Net incurred losses and LAE	$50,102	$144,950	$195,052	$(2,162)	$77,502	$75,340

Net incurred losses and LAE for the three months ended March 31, 2019 and 2018 were $195.1 million and $75.3 million, respectively. Net adverse prior year loss development was $50.1 million for the three months ended March 31, 2019 compared to net favorable prior year loss development of $2.2 million for the three months ended March 31, 2018. Excluding prior year loss development, net incurred losses and LAE for the three months ended March 31, 2019 and 2018 were $145.0 million and $77.5 million, respectively. Net adverse prior year loss development for the three months ended March 31, 2019 was primarily related to development on lines of business which we have either exited or which are subject to remediation as part of our underwriting repositioning.

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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
Investments:
Fixed maturity investments:
U.S. government and agency	$—	$417,306	$—	$—	$417,306
U.K. government	—	278,443	—	—	278,443
Other government	—	769,976	—	—	769,976
Corporate	—	5,100,843	3,172	—	5,104,015
Municipal	—	160,066	—	—	160,066
Residential mortgage-backed	—	429,005	—	—	429,005
Commercial mortgage-backed	—	884,124	—	—	884,124
Asset-backed	—	687,068	9,300	—	696,368
	$—	$8,726,831	$12,472	$—	$8,739,303

Other assets included within funds held - directly managed	74,915	13,681	—	—	88,596

Equities:
Publicly traded equity investments	$140,398	$31,312	$—	$—	$171,710
Privately held equity investments	—		228,710	—	228,710
	$140,398	$31,312	$228,710	$—	$400,420

Other investments:
Hedge funds	$—	$—	$—	$979,270	$979,270
Fixed income funds	—	469,643	—	117,450	587,093
Equity funds	—	108,337	—	265,912	374,249
Private equity funds	—	—	—	235,538	235,538
CLO equities	—	—	41,434	—	41,434
CLO equity fund	—	—	—	40,348	40,348
Private credit funds	—	—	—	53,258	53,258
Others	—	238	313	12,604	13,155
	$—	$578,218	$41,747	$1,704,380	$2,324,345
Total Investments	$215,313	$9,350,042	$282,929	$1,704,380	$11,552,664

Cash and cash equivalents	$157,543	$106,776	$—	$—	$264,319

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$735,257	$—	$735,257

Other Assets:
Derivative Instruments	$—	$5,278	$—	$—	$5,278
	$—	$5,278	$—	$—	$5,278

Losses and LAE:	$—	$—	$2,847,793	$—	$2,847,793

Other Liabilities:
Derivative Instruments	$—	$64	$—	$—	$64
	$—	$64	$—	$—	$64

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
Investments:
Fixed maturity investments:
U.S. government and agency	$—	$510,245	$—	$—	$510,245
U.K government	—	300,631	—	—	300,631
Other government	—	793,810	—	—	793,810
Corporate	—	4,802,454	37,386	—	4,839,840
Municipal	—	130,265	—	—	130,265
Residential mortgage-backed	—	773,557	—	—	773,557
Commercial mortgage-backed	—	705,674	7,389	—	713,063
Asset-backed	—	627,360	9,121	—	636,481
	$—	$8,643,996	$53,896	$—	$8,697,892

Other assets included within funds held - directly managed	$—	$14,780	$—	$—	$14,780

Equities:
Publicly traded equity investments	$102,102	$36,313	$—	$—	$138,415
Privately held equity investments	—	—	228,710	—	228,710
	$102,102	$36,313	$228,710	$—	$367,125

Other investments:
Hedge funds	$—	$—	$—	$852,584	$852,584
Fixed income funds	—	290,864	—	112,994	403,858
Equity funds	—	100,440	—	233,241	333,681
Private equity funds	—	—	—	248,628	248,628
CLO equities	—	—	39,052	—	39,052
CLO equity funds	—	—	—	37,260	37,260
Private credit funds	—	—	—	33,381	33,381
Other	—	578	315	8,420	9,313
	$—	$391,882	$39,367	$1,526,508	$1,957,757
Total Investments	$102,102	$9,086,971	$321,973	$1,526,508	$11,037,554

Cash and cash equivalents	$243,839	$21,146	$—	$—	$264,985

Reinsurance recoverable:	$—	$—	$739,591	$—	$739,591

Other Assets:
Derivative Instruments	$—	$6,701	$—	$—	$6,701
	$—	$6,701	$—	$—	$6,701

Losses and LAE:	$—	$—	$2,874,055	$—	$2,874,055

Other Liabilities:
Derivative Instruments	$—	$983	$—	$—	$983
	$—	$983	$—	$—	$983

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

•
Included within other are investments in real estate debt funds, for which we measure fair value by obtaining the most recently available NAV from the external fund manager or third-party administrator. The fair value of these investments are measured using the NAV as a practical expedient and therefore have not been categorized within the fair value hierarchy.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Insurance Contracts - Fair Value Option
The Company uses an internal model to calculate the fair value of the liability for losses and loss adjustment expenses and reinsurance balances recoverable on paid and unpaid losses for certain retroactive reinsurance contracts where we have elected the fair value option in our Non-life Run-off segment. The fair value was calculated as the aggregate of discounted cash flows plus a risk margin. The discounted cash flow approach uses (i) estimated nominal cash flows based upon an appropriate payment pattern developed in accordance with standard actuarial techniques and (ii) a discount rate based upon a high quality rated corporate bond plus a credit spread for non-performance risk. The model uses corporate bond rates across the yield curve depending on the estimated timing of the future cash flows and specific to the currency of the risk. The risk margin was calculated using the present value of the cost of capital. The cost of capital approach uses (i) projected capital requirements, (ii) multiplied by the risk cost of capital representing the return required for non-hedgeable risk based upon the weighted average cost of capital less investment income and (iii) discounted using the weighted average cost of capital.
Derivative Instruments
The fair values of our foreign currency exchange contracts, as described in Note 4 - "Derivatives and Hedging Instruments" are classified as Level 2. The fair values are based upon prices in active markets for identical contracts.
Level 3 Measurements and Changes in Leveling
Transfers into or out of levels are recorded at their fair values as of the end of the reporting period, consistent with the date of determination of fair value.

Investments
The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended March 31, 2019
	Fixed maturity investments			Privately-held Equities	Other Investments	Total
	Corporate	Commercial mortgage-backed	Asset-backed
Beginning fair value	$37,386	$7,389	$9,121	$228,710	$39,367	$321,973
Sales	(2,660)	(608)	(321)	—	—	(3,589)
Total realized and unrealized gains	257	62	737	—	2,380	3,436
Transfer into Level 3 from Level 2	387	—	6,225	—	—	6,612
Transfer out of Level 3 into Level 2	(32,198)	(6,843)	(6,462)	—	—	(45,503)
Ending fair value	$3,172	$—	$9,300	$228,710	$41,747	$282,929

	Three Months Ended March 31, 2018
	Fixed maturity investments				Other Investments	Total
	Corporate	Residential mortgage-backed	Commercial mortgage-backed	Asset-backed
Beginning fair value	$67,178	$3,080	$21,494	$27,892	$57,079	$176,723
Purchases	10,832	—	1,803	1,300	130	14,065
Sales	(7,037)	(1,148)	(577)	(3,804)	—	(12,566)
Total realized and unrealized gains (losses)	195	(25)	83	46	(550)	(251)
Transfer into Level 3 from Level 2	15,259	—	4,897	—	—	20,156
Transfer out of Level 3 into Level 2	(400)	—	(10,066)	(3,437)	—	(13,903)
Ending fair value	$86,027	$1,907	$17,634	$21,997	$56,659	$184,224

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
Insurance Contracts - Fair Value Option
The following tables present a reconciliation of the beginning and ending balances for all insurance contracts measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended
	March 31, 2019			March 31, 2018
	Liability for losses and LAE	Reinsurance balances recoverable	Net	Liability for losses and LAE	Reinsurance balances recoverable	Net
Beginning fair value	$2,874,055	$739,591	$2,134,464	$1,794,669	$542,224	$1,252,445
Assumed business	—	—	—	1,890,061	372,780	1,517,281
Incurred losses and LAE:
Reduction in estimates of ultimate losses	(7,154)	(3,486)	(3,668)	(1,309)	(1,476)	167
Reduction in unallocated LAE	(4,341)	—	(4,341)	(5,882)	—	(5,882)
Change in fair value	77,461	21,420	56,041	(57,155)	(16,914)	(40,241)
Total incurred losses and LAE	65,966	17,934	48,032	(64,346)	(18,390)	(45,956)
Paid losses	(115,860)	(27,242)	(88,618)	(158,372)	(18,146)	(140,226)
Effect of exchange rate movements	23,632	4,974	18,658	57,441	10,268	47,173
Ending fair value	$2,847,793	$735,257	$2,112,536	$3,519,453	$888,736	$2,630,717

Changes in fair value in the table above are included in net incurred losses and LAE in our consolidated statements of earnings. The following table presents the components of the net change in fair value:

	Three Months Ended
	March 31, 2019	March 31, 2018
Changes in fair value due to changes in:
Duration	$9,047	$5,540
Corporate bond yield	46,994	(45,781)
Change in fair value	$56,041	$(40,241)

Below is a summary of the quantitative information regarding the significant observable and unobservable inputs used in the internal model to determine fair value on a recurring basis:

		March 31, 2019	December 31, 2018
Valuation Technique	Unobservable (U) and Observable (O) Inputs	Weighted Average
Internal model	Corporate bond yield (O)	A rated	A rated
Internal model	Credit spread for non-performance risk (U)	0.2%	0.2%
Internal model	Risk cost of capital (U)	5.1%	5.0%
Internal model	Weighted average cost of capital (U)	8.5%	8.5%
Internal model	Duration - liability (U)	7.40 years	7.33 years
Internal model	Duration - reinsurance balances recoverable (U)	8.01 years	7.98 years

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
Disclosure of Fair Values for Financial Instruments Carried at Cost
As of March 31, 2019, our 4.5% Senior Notes due 2022 (the "Senior Notes") were carried at amortized cost of $348.2 million while the fair value based on observable market pricing from a third party pricing service was $356.3 million. The Senior Notes are classified as Level 2.
Disclosure of fair value of amounts relating to insurance contracts is not required, except those for which we elected the fair value option, as described above. Our remaining assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature approximates fair value as of March 31, 2019 and December 31, 2018.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. POLICY BENEFITS FOR LIFE CONTRACTS
We have acquired long duration contracts that subject us to mortality, longevity and morbidity risks and which are accounted for as life and annuity premiums earned. Life benefit reserves are established using assumptions for investment yields, mortality, morbidity, lapse and expenses, including a provision for adverse deviation. We establish and review our life reserves regularly based upon cash flow projections. We establish and maintain our life reinsurance reserves at a level that we estimate will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support all future cash flow benefit obligations and third-party servicing obligations as they become payable. Policy benefits for life contracts as of March 31, 2019 and December 31, 2018 were $100.7 million and $105.1 million, respectively. Refer to Note 2 - "Significant Accounting Policies" - (d) Policy Benefits for Life and Annuity Contracts" of the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 for a description of the assumptions used and the process for establishing our assumptions and estimates.
On October 10, 2018, we entered into a Business Transfer Agreement between our wholly-owned subsidiary Alpha and a subsidiary of Monument. This agreement will transfer our remaining life assurance policies written by Alpha to Monument, via a Portfolio Transfer, subject to regulatory approval. The transaction is expected to close during 2019. Our life and annuities operations do not qualify for inclusion in our reportable segments and are therefore included within other activities. The related assets, as well as the results from these operations, were not significant to our consolidated operations and therefore they have not been classified as a discontinued operation. In addition, our proposed transfer of these life assurance polices to Monument was not classified as a held-for-sale business transaction since the underlying contracts do not meet the definition of a business. We have an equity method investment in Monument, as described further in Note 18 - "Related Party Transactions".

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. PREMIUMS WRITTEN AND EARNED
The following table provides a summary of premiums written and earned in our Non-life Run-off, Atrium and StarStone segments and Other activities:

	Three Months Ended March 31,
	2019		2018
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Non-life Run-off
Gross	$(20,877)	$83,966	$7,380	$13,110
Ceded	1,699	(7,292)	(7,280)	(5,932)
Net	$(19,178)	$76,674	$100	$7,178
Atrium
Gross	$53,985	$43,386	$49,442	$39,674
Ceded	(7,486)	(4,633)	(7,948)	(4,451)
Net	$46,499	$38,753	$41,494	$35,223
StarStone
Gross	$251,373	$268,264	$304,989	$234,943
Ceded	(56,772)	(55,002)	(124,426)	(108,117)
Net	$194,601	$213,262	$180,563	$126,826
Other
Gross	$864	$6,673	$1,037	$1,050
Ceded	(19)	(75)	(47)	(58)
Net	$845	$6,598	$990	$992
Total
Gross	$285,345	$402,289	$362,848	$288,777
Ceded	(62,578)	(67,002)	(139,701)	(118,558)
Total	$222,767	$335,287	$223,147	$170,219

Gross premiums written for the three months ended March 31, 2019 and 2018 were $285.3 million and $362.8 million, respectively, a decrease of $77.5 million. The decrease was primarily due to a decrease in gross written premiums in our StarStone segment due to our strategy to exit certain lines of business, and reductions in gross written premiums in our Non-life Run-off segment for which associated unearned premium was also released.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. GOODWILL AND INTANGIBLE ASSETS
The following table presents a reconciliation of the beginning and ending goodwill and intangible assets during the three months ended March 31, 2019:

		Intangible assets
	Goodwill	Intangible assets with a definite life	Intangible assets with an indefinite life	Total	Total
Balance as of January 1, 2019	$114,807	$16,887	$87,031	$103,918	$218,725
Amortization	—	(565)	—	(565)	(565)
Balance as of March 31, 2019	$114,807	$16,322	$87,031	$103,353	$218,160
Refer to Note 14 - "Goodwill and Intangible Assets" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 for more information on goodwill and intangible assets.
The following table provides a summary of the amortization recorded on the intangible assets:

	Three Months Ended March 31,
	2019	2018
Intangible asset amortization	$565	$1,266

The gross carrying value, accumulated amortization and net carrying value of intangible assets by type was as follows:

	March 31, 2019			December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with a definite life:
Distribution channel	$20,000	$(7,111)	$12,889	$20,000	$(6,776)	$13,224
Technology	15,000	(14,833)	167	15,000	(14,778)	222
Brand	7,000	(3,734)	3,266	7,000	(3,559)	3,441
Total	$42,000	$(25,678)	$16,322	$42,000	$(25,113)	$16,887
Intangible assets with an indefinite life:
Lloyd’s syndicate capacity	$37,031	$—	$37,031	$37,031	$—	$37,031
Licenses	19,900	—	19,900	19,900	—	19,900
Management contract	30,100	—	30,100	30,100	—	30,100
Total	$87,031	$—	$87,031	$87,031	$—	$87,031

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. DEBT OBLIGATIONS AND CREDIT FACILITIES
We primarily utilize debt facilities for acquisitions and significant new business and, from time to time, for general corporate purposes. Debt obligations as of March 31, 2019 and December 31, 2018 were as follows:

Facility	Origination Date	Term	March 31, 2019	December 31, 2018
Senior Notes	March 10, 2017	5 years	$348,180	$348,054
EGL Revolving Credit Facility	August 16, 2018	5 years	257,000	15,000
2018 EGL Term Loan Facility	December 27, 2018	3 years	498,610	498,485
Total debt obligations			$1,103,790	$861,539

The table below provides a summary of the total interest expense:

	Three Months Ended March 31,
	2019	2018
Interest expense on debt obligations	$10,726	$7,439
Funds withheld balances and other	310	572
Total interest expense	$11,036	$8,011
Senior Notes
On March 10, 2017, we issued Senior Notes for an aggregate principal amount of $350.0 million. The Senior Notes pay 4.5% interest semi-annually and mature on March 10, 2022. The Senior Notes are unsecured and unsubordinated obligations that rank equal to any of our other unsecured and unsubordinated obligations, senior to any future obligations that are expressly subordinated to the Senior Notes, effectively subordinate to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally subordinate to all liabilities of our subsidiaries.
The Senior Notes are rated BBB- and are redeemable at our option on a make whole basis at any time prior to the date that is one month prior to the maturity of the Senior Notes. On or after the date that is one month prior to the maturity of the Senior Notes, the Notes are redeemable at a redemption price equal to 100% of the principal amount of the Notes to be redeemed.
We incurred costs of $2.9 million in issuing the Senior Notes. These costs included underwriters’ fees, legal and accounting fees, and other fees, and are capitalized and presented as a direct deduction from the principal amount of debt obligations in the consolidated balance sheets. These costs are amortized over the term of the Senior Notes and are included in interest expense in our consolidated statements of earnings. The unamortized costs as of March 31, 2019 and December 31, 2018 were $1.8 million and $1.9 million, respectively.
EGL Revolving Credit Facility
On August 16, 2018, we and certain of our subsidiaries, as borrowers and guarantors, entered into a five-year unsecured $600.0 million revolving credit agreement. The credit agreement expires in August 2023 and we have the option to increase the commitments under the facility by up to an aggregate of $400.0 million. Borrowings under the facility will bear interest at a rate based on the Company's long term senior unsecured debt ratings. In connection with our entry into the credit agreement, we terminated and fully repaid our previous revolving credit agreement, which was originated on September 16, 2014 and was most recently amended on July 17, 2018.
As of March 31, 2019, we were permitted to borrow up to an aggregate of $600.0 million under the facility. As of March 31, 2019, there was $343.0 million of available unutilized capacity under the facility. Subsequent to March 31, 2019, we repaid $42.0 million, bringing the unutilized capacity under this facility to $385.0 million.

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
We incurred costs of $1.5 million associated with closing the 2018 EGL Term Loan Facility. These costs included bank, legal and accounting fees, and other fees, and are capitalized and presented as a direct deduction from the principal amount of debt obligations in the consolidated balance sheets. These costs are amortized over the term of the facility and are included in interest expense in our consolidated statements of earnings. The unamortized costs as of March 31, 2019 and December 31, 2018 were $1.4 million and $1.5 million, respectively.
Refer to Note 15 - "Debt Obligations and Credit Facilities" of the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 for further information on the terms of the above facilities.
Unsecured Letters of Credit
We also utilize unsecured letters of credit for Funds at Lloyd's. On February 8, 2018, we amended and restated our unsecured letter of credit agreement for Funds at Lloyd's ("FAL Facility") to issue up to $325.0 million of letters of credit, with provision to increase the facility up to $400.0 million, subject to lenders approval. On February 12, 2019, we increased the facility up to $375.0 million and maintained the provision to increase the facility to $400.0 million. The FAL Facility is available to satisfy our Funds at Lloyd's requirements and expires in 2022. As of March 31, 2019, our combined Funds at Lloyd's were comprised of cash and investments of $642.1 million and unsecured letters of credit of $368.0 million.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. NONCONTROLLING INTERESTS
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest ("RNCI") as of March 31, 2019 and December 31, 2018 comprises the ownership interests held by the Trident V Funds ("Trident") (39.3%) and Dowling Capital Partners, L.P. ("Dowling") (1.7%) in our subsidiary North Bay Holdings Limited ("North Bay"). North Bay owns our investments in StarStone and Atrium.
The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI:

	Three Months Ended	For The Year Ended
	March 31, 2019	December 31, 2018
Balance at beginning of period	$458,543	$479,606
Capital contributions	—	55,377
Dividends paid	—	(3,852)
Net losses attributable to RNCI	(2,544)	(64,794)
Accumulated other comprehensive earnings (losses) attributable to RNCI	85	(240)
Change in redemption value of RNCI	262	(7,554)
Balance at end of period	$456,346	$458,543

We carried the RNCI at its estimated redemption value, which is fair value, as of March 31, 2019. The decrease was primarily attributable to a decrease in the net assets due to net losses related to StarStone during the three months ended March 31, 2019.
Refer to Note 18 - "Related Party Transactions" and Note 19 - "Commitments and Contingencies" for additional information regarding RNCI.
Noncontrolling Interest
As of March 31, 2019 and December 31, 2018, we had $12.5 million and $12.1 million, respectively, of noncontrolling interest ("NCI") related to external interests in two of our non-life run-off subsidiaries. A reconciliation of the beginning and ending carrying amount of the equity attributable to NCI is included in the unaudited condensed consolidated statement of changes in shareholders equity.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. SHARE CAPITAL
Refer to Note 17 - "Share Capital" in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information on our share capital.
Dividends Declared and Paid
The following table details the dividends that have been declared and paid on our Series D and E Preferred Shares for the period from January 1, 2019 to May 7, 2019:

				Dividend per:
Preferred Share Series	Date Declared	Record Date	Date Payable	Preferred Share	Depositary Share	Total dividends paid and declared in the three months ended March 31, 2019
				(in U.S. dollars)		(in thousands of U.S. dollars)
Series D	February 21, 2019	February 15, 2019	March 1, 2019	$437.50	$0.43750	$7,000
Series E	February 21, 2019	February 15, 2019	March 1, 2019	$486.11	$0.48611	2,139
Series D	May 3, 2019	May 15, 2019	June 1, 2019	$437.50	$0.43750	—
Series E	May 3, 2019	May 15, 2019	June 1, 2019	$437.50	$0.43750	—
						$9,139

15. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net earnings per ordinary share:

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net earnings (loss) attributable to Enstar Group Limited ordinary shareholders	$358,751	$(41,210)
Denominator:
Weighted average ordinary shares outstanding — basic	21,463,499	19,409,021
Effect of dilutive securities:
Share-based compensation plans	122,980	115,630
Warrants	59,383	77,861
Weighted average ordinary shares outstanding — diluted	21,645,862	19,602,512

Earnings (losses) per ordinary share attributable to Enstar Group Limited:
Basic	$16.71	$(2.12)
Diluted(1)	$16.57	$(2.12)

(1) During a period of loss, the basic weighted average ordinary shares outstanding is used in the denominator of the diluted loss per ordinary share computation as the effect of including potentially dilutive securities would be anti-dilutive.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. SHARE-BASED COMPENSATION AND PENSIONS
We provide various employee benefits including share-based compensation, an employee share purchase plan, an annual incentive compensation program, and pension plans. These are described in Note 19 - "Share-Based Compensation and Pensions" in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018.
The table below provides the expenses related to the share-based compensation plans and other share-based compensation plans and pension plans:

	Three Months Ended March 31,
	2019	2018
Share-based compensation plans:
Restricted shares and restricted share units	$1,843	$2,349
Performance share units	1,325	2,475
Cash-settled stock appreciation rights	56	1,241
Other share-based compensation plans:
Northshore incentive plan	1,046	1,108
Deferred compensation and ordinary share plan for non-employee directors	827	846
Employee share purchase plan	103	83
Total share-based compensation	$5,200	$8,102
The table below provides the expenses related to our pension plans:

	Three Months Ended March 31,
	2019	2018
Pension plans:
Defined contribution plans	$2,854	$2,638
Defined benefit plan	175	151
Total pension costs	$3,029	$2,789

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. INCOME TAXATION
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
Interim Tax Expense
The effective tax rates on income for the three months ended March 31, 2019 and 2018 were 1.3% and (0.4)%, respectively. The effective tax rate on income differs from the statutory rate of 0% due to tax on foreign operations, primarily the United States and the United Kingdom. We have foreign operating subsidiaries and branch operations principally located in the United States, United Kingdom, Continental Europe and Australia that are subject to federal, foreign, state and local taxes in those jurisdictions. Deferred income tax liabilities have not been accrued with respect to the undistributed earnings of our foreign subsidiaries. If the earnings were to be distributed, as dividends or other distributions, withholding taxes may be imposed by the jurisdiction of the paying subsidiary. For our U.S. subsidiaries, we have not currently accrued any withholding taxes with respect to un-remitted earnings as management has no current intention of remitting these earnings. For our United Kingdom subsidiaries, there are no withholding taxes imposed. For our other foreign subsidiaries, it would not be practicable to compute such amounts due to a variety of factors, including the amount, timing, and manner of any repatriation. Because we operate in many jurisdictions, our net earnings are subject to risk due to changing tax laws and tax rates around the world. The current, rapidly changing economic environment may increase the likelihood of substantial changes to tax laws in the jurisdictions in which we operate.
Assessment of Valuation Allowance on Deferred Tax Asset
We have estimated the future taxable income of our foreign subsidiaries and have provided a valuation allowance in respect of loss carryforwards where we do not expect to realize a benefit. We have considered all available evidence using a "more than likely than not" standard in determining the amount of the valuation allowance. During the three months ended March 31, 2019, we had no change in our assessment of our valuation allowance on deferred tax assets.
Accounting for Uncertainty in Income Taxes
There were no unrecognized tax benefits relating to uncertain tax positions as of March 31, 2019 and December 31, 2018.
Tax Examinations
Our operating subsidiaries may be subject to audit by various tax authorities and may have different statutes of limitations expiration dates. With limited exceptions, our major subsidiaries that operate in the United States, United Kingdom and Australia are no longer subject to tax examinations for years before 2014.

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
In addition, we have entered into certain agreements with Trident with respect to Trident’s co-investments in the Atrium, Arden, and StarStone acquisitions. These include investors’ agreements and shareholders’ agreements, which provide for, among other things: (i) our right to redeem Trident’s equity interest in the StarStone transaction in cash at fair market value within the 90 days following April 1, 2019 (ii) our right to redeem Trident’s equity interest in the Atrium/Arden and StarStone transactions in cash at fair market value at any time following September 6, 2020 and April 1, 2021, respectively; and (iii) Trident’s right to have its equity interest in the Atrium/Arden and StarStone transactions redeemed by us at fair market value (which we may satisfy in either cash or our ordinary shares) following September 6, 2020 and April 1, 2021, respectively. Pursuant to the terms of the shareholders’ agreements, Mr. Carey serves as a Trident representative on the boards of the holding companies established in connection with the Atrium/Arden and StarStone co-investment transactions. Trident also has a second representative on these boards who is a Stone Point employee.
On December 26, 2018, the shareholders of North Bay completed a transaction to provide capital support to StarStone in the form of a contribution to its contributed surplus account and a loss portfolio transfer of certain discontinued and discontinuing lines of business. To fund the transaction, the North Bay shareholders contributed an aggregate amount of $135.0 million to North Bay in proportion to their ownership interests. Trident’s proportionate contribution of $53.1 million was temporarily funded by North Bay and was reimbursed in the first quarter of 2019.
The RNCI on our balance sheet relating to these Trident co-investment transactions was as follows:

	March 31, 2019	December 31, 2018
Redeemable Noncontrolling Interest	437,322	439,428

As of March 31, 2019, we had the following relationships with Stone Point and its affiliates:

•	Investments in funds (carried within other investments) managed by Stone Point, with respect to which we recognized unrealized gains and interest income;

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

•	A separate account managed by Sound Point Capital, with respect to which we incurred management fees; and

•	In the fourth quarter of 2018, we invested $25.0 million in Mitchell TopCo Holdings, the parent company of Mitchell International and Genex Services, as a co-investor alongside Stone Point.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the amounts included in our consolidated balance sheet related to our related party transactions with Stone Point and its affiliated entities:

	March 31, 2019	December 31, 2018
Investments in funds managed by Stone Point	$611,262	$422,771
Investments in registered investment companies affiliated with entities owned by Trident or Stone Point	27,882	32,302
Investments managed by Eagle Point Credit Management and PRIMA Capital Advisors	350,194	176,624
Investments in funds managed by Sound Point Capital	19,889	29,922
Investments in CLO equity securities with Sound Point Capital as collateral manager	13,466	13,449
Separate account managed by Sound Point Capital	115	1,079
Total investments	$1,022,808	$676,147
The following table presents the amounts included in net earnings related to our related party transactions with Stone Point and its affiliated entities:

	Three Months Ended
	March 31,
	2019	2018
Net unrealized gains (losses) on funds managed by Stone Point	$24,182	$(1,526)
Net unrealized gains (losses) on registered investment companies affiliated with entities owned by Trident or Stone Point	(4,420)	6,205
Interest income on registered investment companies affiliated with entities owned by Trident	680	1,082
Management fees on investments managed by Eagle Point Credit Management and PRIMA Capital Advisors	(87)	(227)
Net unrealized gains (losses) on investments in funds managed by Sound Point Capital	354	(529)
Net unrealized gains (losses) on investments in CLO equity securities with Sound Point Capital as collateral manager	17	(231)
Interest income on investments in CLO equity securities with Sound Point Capital as collateral manager	482	1,310
Management fees on separate account managed by Sound Point Capital	—	(81)
Total net earnings	$21,208	$6,003

KaylaRe
On December 15, 2016, KaylaRe completed an initial capital raise of $620.0 million. We originally owned approximately 48.2% of KaylaRe's common shares and recorded our investment in KaylaRe using the equity method basis of accounting, as we concluded that we were not required to consolidate based on the guidance in ASC 810 - Consolidation.
On May 14, 2018, the Company acquired all of the outstanding shares and warrants of KaylaRe, following the receipt of all required regulatory approvals. In consideration for the acquired shares and warrants of KaylaRe, the Company issued an aggregate of 2,007,017 ordinary shares, comprising 1,501,778 voting ordinary shares and 505,239 Series E non-voting ordinary shares to the shareholders of KaylaRe as follows: (i) 1,204,353 voting ordinary shares and 505,239 Series E Shares to a fund managed by Hillhouse Capital; (ii) 285,986 voting ordinary shares to Trident; and (iii) 11,439 voting ordinary shares to the minority shareholder. In addition, the Shareholders Agreement between Enstar and the other KaylaRe shareholders was effectively terminated. Effective May 14, 2018, we consolidated KaylaRe into our consolidated financial statements, and any balances between KaylaRe and Enstar are now eliminated upon consolidation. Refer to Note 3 - "Acquisitions" in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.

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
In addition, Fitzwilliam Insurance Limited ("Fitzwilliam"), one of our non-life run-off subsidiaries, ceded $177.2 million of loss reserves to KaylaRe Ltd. in 2016. Under the terms of this reinsurance agreement, Fitzwilliam is entitled to receive a profit commission calculated with reference to reserve savings made during the currency of this agreement. Our Non-life Run-off subsidiaries did not cede any additional business to KaylaRe Ltd. during three months ended March 31, 2019 and 2018.
Our consolidated statement of earnings included the following amounts related to transactions between us and KaylaRe and KaylaRe Ltd.:

Three Months Ended
March 31,
2018
Management fee income	$1,397

Transactions under KaylaRe-StarStone QS:
Ceded premium earned	(52,651)
Net incurred losses	31,543
Acquisition costs	18,774

Total net earnings (loss)	$(937)

Hillhouse
Investment funds managed by Hillhouse Capital, collectively own approximately 9.7% of Enstar’s voting ordinary shares. These funds also own non-voting ordinary shares and warrants to purchase additional non-voting ordinary shares, which together with their voting ordinary shares, represent an approximate 17.0% economic interest in Enstar. Jie Liu, a Partner of Hillhouse Capital, is a member of our Board.
As of March 31, 2019 and December 31, 2018 our equity method investee, Enhanzed Re, had investments in a fund managed by Hillhouse Capital, as described below.
As of March 31, 2019, our carrying value of the InRe Fund, L.P. ("InRe Fund"), which is managed by Hillhouse Capital, was $793.0 million and the fund was invested in approximately 37% in fixed income securities, 24% in North American equities, 67% in international equities and (28)% in financing, derivatives and other items.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our consolidated balance sheet included the following balances related to transactions between us and Hillhouse Capital and its affiliated entities:

	March 31, 2019	December 31, 2018
Investments in funds managed by Hillhouse Capital, held by equity method investees	$212,155	$75,192
Our ownership of equity method investments	47.4%	47.4%
Our indirect investment in funds managed by Hillhouse Capital	$100,561	$35,641

Direct investment in funds managed by Hillhouse Capital:
InRe Fund	$792,980	$678,420
Other funds	199,732	166,646
	$992,712	$845,066

The increase in the direct investment in funds managed by Hillhouse was primarily due to unrealized gains in the first quarter of 2019. We incurred fees of approximately $31.9 million for the three months ended March 31, 2019 in relation to the management of the direct investment in funds managed by Hillhouse Capital and its affiliated entities as described above.
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
On August 29, 2017, we sold our wholly-owned subsidiary Laguna to a subsidiary of Monument. On October 10, 2018, we entered into a Business Transfer Agreement between our wholly-owned subsidiary Alpha Insurance SA and a subsidiary of Monument. This agreement will transfer our remaining life assurance policies to Monument, via a Portfolio Transfer, subject to regulatory approval. The transaction is expected to close in the first half of 2019.
Our investment in the common and preferred shares of Monument, carried in equity method investments on our consolidated balance sheet was as follows:

	March 31, 2019	December 31, 2018
Investment in Monument	$47,746	$42,193

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
We have recorded the investment in Clear Spring using the equity method basis of accounting, as we concluded that we are not required to consolidate based on the guidance in ASC 810 - Consolidation. Our investment in the common shares of Clear Spring, carried in equity method investments on our consolidated balance sheet, as of March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019	December 31, 2018
Investment in Clear Spring	$10,070	$10,070

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
Effective January 1, 2017, we also entered into a quota share treaty with Clear Spring pursuant to which an Enstar subsidiary reinsures 25% of all workers compensation business written by Clear Spring. This is recorded as other activities.
Our consolidated balance sheet included the following balances related to transactions between us and Clear Spring:

	March 31, 2019	December 31, 2018
Balances under StarStone ceding quota share:
Reinsurance balances recoverable	$26,415	$23,718
Prepaid insurance premiums	8,527	13,821
Ceded payable	11,830	14,153
Ceded acquisition costs	2,039	3,233

Balances under assuming quota share:
Losses and LAE	6,301	5,778
Unearned reinsurance premiums	2,132	3,455
Funds held	9,833	10,242
Our consolidated statement of earnings included the following amounts related to transactions between us and Clear Spring:

	Three Months Ended
	March 31,
	2019	2018

Transactions under StarStone ceding quota share:
Ceded premium earned	$(5,485)	$(7,003)
Ceded incurred losses and LAE	3,859	5,562
Ceded acquisition costs	54	1,782

Transactions under assuming quota share:
Premium earned	1,371	1,751
Net incurred losses and LAE	(965)	(1,390)
Acquisition costs	(14)	(464)

Total net earnings (loss)	$(1,180)	$238

AmTrust
In November 2018, pursuant to a Subscription Agreement with Evergreen Parent L.P. ("Evergreen"), K-Z Evergreen, LLC and Trident Pine Acquisition LP ("Trident Pine"), we purchased equity in Evergreen in the aggregate amount of $200.0 million. Evergreen is an entity formed by private equity funds managed by Stone Point and the Karfunkel-Zyskind family that acquired the approximately 45% of the issued and outstanding shares of common stock of AmTrust Financial Services, Inc. ("AmTrust") that the Karfunkel-Zyskind Family and certain of its affiliates and related parties did not already own or control. The equity interest was in the form of three separate classes of equity securities issued at the same price and in the same proportion as the equity interest purchased by Trident Pine. Following the

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

closing of the transaction, Enstar owns approximately 7.5% of the equity interest in Evergreen and Trident Pine owns approximately 21.8%. Evergreen owns all of the equity interest in AmTrust. In addition, upon the successful closing of the transaction we received a fee of $3.5 million, half of which was payable upon closing and the other on the first anniversary of the closing. The fee was recorded in other income within our consolidated statements of earnings for the year ended December 31, 2018.
Our indirect investment in the shares of AmTrust, carried in equities on our consolidated balance sheet was as follows:

	March 31, 2019	December 31, 2018
Investment in AmTrust	$200,000	$200,000
We recorded the following amounts, related to dividend income, included in net earnings related to our investment in AmTrust:

Three Months Ended
March 31,
2019

Net investment income	$1,821

Citco
In June 2018, our subsidiary made a $50.0 million indirect investment in the shares of Citco III Limited ("Citco"), a fund administrator with global operations. Pursuant to an investment agreement and in consideration for participation therein, a related party of Hillhouse Capital provided investment support to our subsidiary. In a private transaction that preceded our co-investment opportunity, certain Citco shareholders, including Trident, agreed to sell all or a portion of their interests in Citco. As of March 31, 2019, Trident owned an approximate 3.4% interest in Citco. Mr. Carey currently serves as an observer to the board of directors of Citco in connection with Trident's investment therein.
Our indirect investment in the shares of Citco, carried in equity method investments on our consolidated balance sheet, was as follows:

	March 31, 2019	December 31, 2018
Investment in Citco	$50,917	$50,812

Enhanzed Re
Enhanzed Reinsurance Ltd. ("Enhanzed Re") is a joint venture between Enstar, Allianz SE and Hillhouse Capital that was capitalized in December 2018. Enhanzed Re is a Bermuda-based Class 4 and Class E reinsurer and will reinsure life, non-life run-off, and property and casualty insurance business, initially sourced from Allianz SE and Enstar. Enstar, Allianz and Hillhouse Capital affiliates have made equity investment commitments in aggregate of $470.0 million to Enhanzed Re. Enstar owns 47.4% of the entity, Allianz owns 24.9%, and an affiliate of Hillhouse Capital owns 27.7%. As of March 31, 2019, Enstar has contributed $94.8 million of its total capital commitment to Enhanzed Re and had an uncalled amount of $128.0 million.
Enstar acts as the (re)insurance manager for Enhanzed Re, also Hillhouse Capital acts as primary investment manager, and an affiliate of Allianz SE provides investment management services. Enhanzed Re writes business from affiliates of its operating sponsors, Allianz SE and Enstar. It also underwrites other business to maximize diversification by risk and geography.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our investment in the common shares of Enhanzed Re, carried in equity method investments on our consolidated balance sheet was as follows:

	March 31, 2019	December 31, 2018
Investment in EnhanzedRe	$91,883	$94,800

We received fee income of $0.1 million from Enhanzed Re, recorded within other income on our consolidated statement of earnings, for the three months ended March 31, 2019.

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
Credit risk exists in relation to reinsurance balances recoverable. We remain liable to the extent that retrocessionaires do not meet their contractual obligations and, therefore, we evaluate and monitor concentration of credit risk among our reinsurers. These amounts are discussed in Note 5 - "Reinsurance Balances Recoverable on Paid and Unpaid Losses".
We are also subject to credit risk in relation to funds held by reinsured companies. Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds balance is credited with investment income and losses payable are deducted. We are subject to credit risk if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due. We routinely monitor the creditworthiness of reinsured companies with whom we have funds held arrangements. We have a significant concentration of $1,101.9 million to one reinsured company which has financial strength credit ratings of A+ from A.M. Best and AA from Standard & Poor's. In connection with the AmTrust RITC transactions, we have recorded, in aggregate $601.9 million as funds held, which is expected to be received in the second quarter of 2019 and subsequently invested in accordance with our investment guidelines.
We limit the amount of credit exposure to any one counterparty, and none of our counterparty credit exposures, excluding U.S. government instruments and the funds held counterparty noted above, exceeded 10% of shareholders’ equity as of March 31, 2019. Our credit exposure to the U.S. government was $711.8 million as of March 31, 2019.
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
Unfunded Investment Commitments
As of March 31, 2019, we had unfunded commitments of $210.8 million and $152.3 million to private equity funds and equity method investments, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees
As of March 31, 2019 and December 31, 2018, parental guarantees and capital instruments supporting subsidiaries' insurance obligations were $669.6 million and $614.5 million, respectively. We also have a FAL facility, which on February 12, 2019, we increased to issue up to $375.0 million of letters of credit, and maintained the provision to increase the facility up to $400.0 million. The FAL Facility is available to satisfy our Funds at Lloyd’s requirements and expires in 2022. As of March 31, 2019 there were $368.0 million letters of credit issued under this facility which have a parental guarantee.
Asbestos Personal Injury Liabilities
We acquired DCo LLC ("DCo") on December 30, 2016, as described in Note 3 - "Acquisitions" of our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018. DCo continues to process asbestos personal injury claims in the normal course of business and is separately managed.
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
Included within other assets and other liabilities are the fair value adjustments that were initially recognized when DCo was acquired. These fair value adjustments continue to be amortized in proportion to the original expected payout patterns for the future claims and recoveries. The carrying value of the asbestos and environmental liabilities, insurance recoveries, future estimated expenses and the fair value adjustments related to DCo was as follows:

	March 31, 2019	December 31, 2018
Other liabilities:
Direct asbestos liabilities	$262,098	$265,975
Direct environmental liabilities	2,046	2,152
Estimated future expenses	17,717	19,843
Fair value adjustments	(84,350)	(84,650)
	197,511	203,320
Other assets:
Insurance recoveries related to direct asbestos and environmental liabilities	178,100	183,676
Fair value adjustments	(47,669)	(47,868)
	130,431	135,808

Net liabilities relating to direct asbestos and environmental exposures	$67,080	$67,512
Redeemable Noncontrolling Interest
We have the right to purchase the RNCI interests from the RNCI holders at certain times in the future (each such right, a "call right"), and the RNCI holders have the right to sell their RNCI interests to us at certain times in the future (each such right, a "put right"). The RNCI rights held by Trident are described in Note 18 - "Related Party Transactions". Dowling has a right to participate if Trident exercises its put right.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases
We adopted the new leasing standard and the related amendments on January 1, 2019 using the modified retrospective transition method as required by the standard, and based on the detailed analysis of our operating lease arrangements we have recognized a right-of-use asset and an offsetting lease liability on our consolidated balance sheet, relating primarily to office space and facilities that we have leased to conduct our business operations. On an ongoing basis we determine whether an arrangement is a lease or contains a lease at inception and also complete an assessment to determine the classification of each lease as either a finance lease or an operating lease. Our leases are all currently classified as operating leases.
Our leases have remaining lease terms of one year to 38 years, some of which include options to extend the lease term for up to five years and some of which include options to terminate the lease within one year. We consider these options in determining the lease term used to establish our right-of-use assets and lease liabilities. Only those renewal options that we believe we are reasonably certain to exercise are taken into account when determining lease terms. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As most of our leases do not provide an implicit discount rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We have lease agreements that contain both lease and non-lease components. For real estate leases, we account for lease components together with non-lease components such as common-area maintenance costs as a single lease component.
As part of our adoption of the new leasing standard, we elected the practical expedient package as well as the hindsight practical expedient permitted by the FASB in ASC 842. The practical expedient package covers the application of the new leasing standard to leases that commenced before January 1, 2019, the effective date of the standard and gives an entity the option of not reassessing, (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. The hindsight practical expedient permits an entity to consider changes in facts and circumstances from commencement through to the effective date of the new standard when determining the lease term and assessing any potential impairment of the recorded right-of-use asset. All these practical expedients were consistently applied to our leases as required by the leasing standard.
The table below provides a summary of the components of our lease cost including the gross sublease income received under sublease arrangements related to certain office spaces that we have leased to conduct our business operations:

Three Months Ended March 31,
2019
Operating lease cost	$3,487
Sublease income	(131)
Total lease cost	$3,356

The table below provides a summary of the cash flow information and non-cash activity related to our operating leases:

Three Months Ended March 31,
2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$3,024
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$51,609

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides a summary of the leases recorded on our consolidated balance sheets:

	Balance sheet classification	March 31, 2019
Right-of-use assets	Other assets	$48,870
Current lease liabilities	Other liabilities	9,063
Non-current lease liabilities	Other liabilities	40,270

Weighted-average remaining lease term and discount rate used for our operating leases are as follows:

March 31, 2019
Weighted-average remaining lease term	6.6 years
Weighted-average discount rate	6.2%

The table below provides a summary of the maturity of the operating lease liabilities:

March 31, 2019
2019	$8,223
2020	12,469
2021	9,022
2022	7,454
2023	6,605
2024 and beyond	18,010
Total lease payments	61,783
Less: Imputed interest	(12,450)
Present value of lease liabilities	$49,333

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. SEGMENT INFORMATION
We have three reportable segments of business that are each managed, operated and separately reported: (i) Non-life Run-off; (ii) Atrium; and (iii) StarStone. Our other activities, which do not qualify as a reportable segment, include our corporate expenses, debt servicing costs, holding company income and expenses, foreign exchange, our remaining life business and other miscellaneous items. These segments are described in Note 1 - "Description of Business" to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018.
The following tables set forth selected and unaudited condensed consolidated statement of earnings results by segment:

	Three Months Ended March 31, 2019
	Non-Life Run-Off	Atrium	StarStone	Other	Total
Gross premiums written	$(20,877)	$53,985	$251,373	$864	$285,345

Net premiums written	$(19,178)	$46,499	$194,601	$845	$222,767

Net premiums earned	$76,674	$38,753	$213,262	$6,598	$335,287
Net incurred losses and LAE	(95,182)	(17,214)	(195,052)	(4,956)	(312,404)
Life and Annuity Policy Benefits	—	—	—	(96)	(96)
Acquisition costs	(28,155)	(13,742)	(51,659)	(232)	(93,788)
Operating expenses	(43,992)	(3,033)	(35,994)	—	(83,019)
Underwriting income (loss)	(90,655)	4,764	(69,443)	1,314	(154,020)
Net investment income (loss)	66,728	1,711	11,942	(1,685)	78,696
Net realized and unrealized gains	436,186	2,913	20,658	1,034	460,791
Fees and commission income	4,832	1,849	—	—	6,681
Other income	5,504	36	60	212	5,812
Corporate expenses	(16,570)	(3,788)	—	(8,697)	(29,055)
Interest income (expense)	(12,116)	—	(475)	1,555	(11,036)
Net foreign exchange gains (losses)	3,618	825	(594)	1	3,850
EARNINGS (LOSS) BEFORE INCOME TAXES	397,527	8,310	(37,852)	(6,266)	361,719
Income tax expense	(2,720)	(685)	(1,259)	(85)	(4,749)
Earnings from equity method investments	8,584	—	188	—	8,772
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	403,391	7,625	(38,923)	(6,351)	365,742
Net loss (earnings) attributable to noncontrolling interest	(2,646)	(3,128)	7,922	—	2,148
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	400,745	4,497	(31,001)	(6,351)	367,890
Dividends on preferred shares	—	—	—	(9,139)	(9,139)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$400,745	$4,497	$(31,001)	$(15,490)	$358,751

Underwriting ratios:
Loss ratio		44.4%	91.5%
Acquisition expense ratio		35.5%	24.2%
Operating expense ratio		7.8%	16.9%
Combined ratio		87.7%	132.6%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2018
	Non-Life Run-Off	Atrium	StarStone	Other	Total
Gross premiums written	$7,380	$49,442	$304,989	$1,037	$362,848

Net premiums written	$100	$41,494	$180,563	$990	$223,147

Net premiums earned	$7,178	$35,223	$126,826	$992	$170,219
Net incurred losses and LAE	72,978	(17,172)	(75,340)	—	(19,534)
Life and Annuity Policy Benefits	—	—	—	46	46
Acquisition costs	(1,470)	(12,065)	(16,425)	(148)	(30,108)
Operating expenses	(38,403)	(4,177)	(34,557)	—	(77,137)
Underwriting income	40,283	1,809	504	890	43,486
Net investment income	51,651	1,185	7,701	5,782	66,319
Net realized and unrealized losses	(126,296)	(1,403)	(12,958)	(2,373)	(143,030)
Fees and commission income	4,898	3,433	—	—	8,331
Other income (expense)	2,558	64	51	(730)	1,943
Corporate expenses	(8,633)	(475)	—	(9,015)	(18,123)
Interest income (expense)	(8,530)	—	(541)	1,060	(8,011)
Net foreign exchange gains (losses)	(7,177)	(953)	1,095	1,167	(5,868)
EARNINGS (LOSS) BEFORE INCOME TAXES	(51,246)	3,660	(4,148)	(3,219)	(54,953)
Income tax benefit (expense)	1,117	(280)	(998)	(11)	(172)
Earnings from equity method investments	14,697	—	—	—	14,697
NET EARNINGS (LOSS)	(35,432)	3,380	(5,146)	(3,230)	(40,428)
Net loss (earnings) attributable to noncontrolling interest	(1,429)	(1,411)	2,058	—	(782)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$(36,861)	$1,969	$(3,088)	$(3,230)	$(41,210)

Underwriting ratios:
Loss ratio		48.8%	59.4%
Acquisition expense ratio		34.3%	13.0%
Operating expense ratio		11.8%	27.2%
Combined ratio		94.9%	99.6%

Assets by Segment
Invested assets are managed on a subsidiary-by-subsidiary basis, and investment income and realized and unrealized gains (losses) on investments are recognized in each segment as earned. Our total assets by segment were as follows:

	March 31,	December 31,
	2019	2018
Assets by Segment:
Non-life Run-off	$14,661,681	$13,362,749
Atrium	588,126	591,722
StarStone	3,464,379	3,416,132
Other	(655,935)	(814,333)
Total assets	$18,058,251	$16,556,270

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition as of March 31, 2019 and our results of operations for the three months ended March 31, 2019 and 2018 should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2018. Some of the information contained in this discussion and analysis or included elsewhere in this quarterly report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Business Overview
We are a multi-faceted insurance group that offers innovative capital release solutions and specialty underwriting capabilities through our network of group companies in Bermuda, the United States, the United Kingdom, Continental Europe, Australia, and other international locations. Our core focus is acquiring and managing insurance and reinsurance companies and portfolios of insurance and reinsurance business in run-off. Since the formation of our Bermuda-based holding company in 2001, we have completed over 95 acquisitions or portfolio transfers.
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
We have three reportable segments of business that are each managed, operated and reported upon separately: (i) Non-life Run-off; (ii) Atrium; and (iii) StarStone. For additional information relating to our segments, see "Item 1. Business - Operating Segments" in our Annual Report on Form 10-K for the year ended December 31, 2018.
Our business strategies are discussed in "Item 1. Business - Company Overview", "- Business Strategy", and "- Recent Acquisitions and Significant New Business" in our Annual Report on Form 10-K for the year ended December 31, 2018.
Key Performance Indicator
Our primary corporate objective is to grow our fully diluted book value per ordinary share. This is driven primarily by growth in our net earnings, which is in turn driven in large part by successfully completing new acquisitions, effectively managing companies and portfolios of business that we have acquired, and executing our active underwriting strategies. The drivers of our book value growth are discussed in "Item 1. Business - Business Strategy" in our Annual Report on Form 10-K for the year ended December 31, 2018.
During the three months ended March 31, 2019, our book value per ordinary share on a fully diluted basis increased by 10.4% to $172.22 per ordinary share. The increase was primarily due to net earnings for the three months ended March 31, 2019.

The table below summarizes the calculation of our fully diluted book value per ordinary share:

	March 31, 2019	December 31, 2018	Change
Numerator:
Total Enstar Group Limited Shareholder's Equity	$4,267,712	$3,901,933	$365,779
Less: Series D and E Preferred Shares	510,000	510,000	—
Total Enstar Group Limited Ordinary Shareholders' Equity (A)	3,757,712	3,391,933	365,779
Proceeds from assumed conversion of warrants[1]	20,229	20,229	—
Numerator for fully diluted book value per ordinary share calculations (B)	$3,777,941	$3,412,162	$365,779

Denominator:
Ordinary shares outstanding (C)	21,467,515	21,459,997	7,518
Effect of dilutive securities:
Share-based compensation plans	292,885	245,165	47,720
Warrants(1)	175,901	175,901	—
Fully diluted ordinary shares outstanding (D)	21,936,301	21,881,063	55,238

Book value per ordinary share:
Basic book value per ordinary share = (A) / (C)	$175.04	$158.06	$16.98
Fully diluted book value per ordinary share = (B) / (D)	$172.22	$155.94	$16.28
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
Current Outlook
Run-off
Our business strategy includes generating growth through acquisitions and reinsurance transactions, particularly in our Non-life Run-off segment. During the first three months of 2019 we completed four reinsurance-to-close transactions with AmTrust ("AmTrust RITC Transactions"), in which we assumed aggregate gross and net reserves $897.1 million and $620.4 million, respectively, and recorded a deferred charge asset of $20.6 million.
In addition, we have also agreed to enter, or have entered into the following run-off transactions:

•
a loss portfolio transfer reinsurance agreement with Amerisure Mutual Insurance Company ("Amerisure"), whereby we assumed net reserves of $60.0 million. This transaction closed in the second quarter of 2019;

•
a master agreement with Maiden Holdings, Ltd. ("Maiden Holdings") and Maiden Reinsurance Ltd. (“Maiden Re Bermuda”), under which we have agreed to enter into an Adverse Development Agreement ("ADC Agreement") pursuant to which Maiden Re Bermuda will cede and Enstar will reinsure 100% of the liability of Maiden Re Bermuda, as reinsurer, under Maiden Re Bermuda’s two existing quota share agreements with certain insurance companies owned directly or indirectly by AmTrust Financial Services, Inc. (“AmTrust”) for losses incurred on or prior to December 31, 2018 in excess of a $2.44 billion retention, as such figure may be adjusted based upon Maiden Re Bermuda’s final year end reserves for the underlying business, up to a $675 million limit. The premium payable by Maiden Re Bermuda to Enstar under the ADC Agreement will be $500 million. Completion of the transaction is subject to, among other things, regulatory approvals and satisfaction of various closing conditions.

•
a reinsurance transaction with Zurich Insurance Group ("Zurich"), pursuant to which we will reinsure approximately $500.0 million of asbestos and environmental reserves relating to 1986 and prior years. Completion is expected to occur in 2019.

As of March 31, 2019 our non-life run-off gross and net reserves were $8.2 billion and $6.5 billion, respectively, and we continue to evaluate opportunities for future growth.

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
At StarStone, we recently appointed new executive leadership. We are positioning the underwriting portfolio in 2019 to reflect market opportunities and achieve a mix of business for improved underwriting profitability. We are continuing to evaluate our portfolio and will continue to focus on profitable lines, taking action to remediate certain lines that we wish to continue writing and exiting lines of business that we no longer find attractive. We cannot be certain that we will not incur additional adverse development in the future, and we may also incur significant costs as we exit business lines, which may impact StarStone's return to profitability. We expect to write less gross premiums in 2019 compared to 2018.
We, in partnership with StarStone's other shareholders, completed a transaction to provide capital support to StarStone in the form of a contribution to its contributed surplus account and a loss portfolio transfer and adverse development cover, effective October 1, 2018, provided through one of our subsidiaries. To fund the transaction in December 2018, the shareholders contributed an aggregate amount of $135.0 million in proportion to their ownership interests. The quota share between StarStone and KaylaRe was not renewed effective January 1, 2019. However losses in the earlier calendar years will continue to fall due under the previous quota share agreement. We have continued to experience underwriting losses in the first quarter of 2019, primarily on exited lines but also due to increased large losses on other lines of business.
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

•
Net realized and unrealized gains or losses. These arise from investments in fixed maturities, funds held, equity securities and other investments. Given the nature of our investments in fixed maturities and the average duration of our fixed maturity securities, the return of our fixed maturities investments will be impacted by changes in interest rates. In a rising rate environment, securities may experience unrealized losses prior to maturity. During the first three months of 2019, we recognized net unrealized gains on our investments of $460.5 million, of which $209.5 million and $39.0 million related to our investments in fixed maturities, trading and funds withheld - directly managed, respectively, primarily due to declining sovereign yields and tightening credit spreads. We generally account for our fixed maturity securities as "trading", whereas other companies in our industry may utilize "available-for-sale" accounting. The difference is that unrealized changes on investments classified as trading are recorded through earnings, whereas unrealized changes on investments classified as available-for-sale are recorded directly in shareholders' equity. We may experience further unrealized gains and losses on our fixed maturity investments, depending on investment market conditions and general economic conditions. Unrealized amounts would only become realized in the event of a sale of the specific securities prior to maturity or a credit default. For further information on the sensitivity of our portfolio to changes in interest rates, refer to the Interest Rate Risk section within Item 3. "Quantitative and Qualitative Disclosures About Market Risk", included within this Quarterly Report on Form 10-Q. For further discussion of our investments, see "Investable Assets" below. During the first three months of 2019, we recognized net unrealized gains on our other investments of $204.7 million, compared to net unrealized losses of $164.0 million for the year ended 2018. We believe our other investments provide diversification against our fixed income investments and an opportunity for improved risk-adjusted returns, however, the returns of these investments may be more volatile and we may experience significant unrealized gains or losses in a particular quarter or year.

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
Brexit
There has been volatility in the financial and foreign exchange markets following the Brexit referendum on June 23, 2016, and this is expected to continue. On March 29, 2017, Article 50 of the Lisbon Treaty was triggered, which allowed two years for the United Kingdom and the 27 remaining European Union members to reach an agreement with regard to the terms on which the United Kingdom will leave the European Union. However the negotiated Withdrawal Agreement between the United Kingdom and the European Union was not passed by Parliament and the deadline is now October 31, 2019, or the first day of the month after the Withdrawal Agreement is passed, whichever comes first. There remains considerable uncertainty about whether the Withdrawal Agreement will be approved by Parliament, and other options such as renegotiating the Withdrawal Agreement, a second referendum, leaving the European Union with no deal or revoking Article 50 all remain possible. Additional delays and uncertainty may impact our business, and clients and potential partners may delay transactions until Brexit is resolved.
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

Recent Developments
Our transactions typically take the form of either acquisitions of companies or loss portfolio transfers, where a reinsurance contract transfers a portfolio of loss and loss adjustment expenses ("LAE") liabilities from a (re)insurance counterparty to an Enstar-owned reinsurer.
Acquisitions and Significant New Business
Zurich
On April 16, 2019, we entered into reinsurance transaction with Zurich Insurance Group ("Zurich"), pursuant to which we will reinsure certain of Zurich's U.S. asbestos and environmental liability insurance portfolios. In the transaction we will assume approximately $0.5 billion of gross reserves, relating to 1986 and prior year business. Completion of the transaction, which is expected to occur in 2019, is subject to, among other things, regulatory approvals and satisfaction of various other customary closing conditions.
Maiden Re
On March 1, 2019, we entered into a Master Agreement with Maiden Holdings, Ltd. ("Maiden Holdings") and Maiden Reinsurance Ltd. (“Maiden Re Bermuda”). Under the Master Agreement, Enstar and Maiden Re Bermuda agreed to enter into an Adverse Development Cover Reinsurance Agreement (“ADC Agreement”) pursuant to which Maiden Re Bermuda will cede and Enstar will reinsure 100% of the liability of Maiden Re Bermuda, as reinsurer, under Maiden Re Bermuda’s two existing quota share agreements with certain insurance companies owned directly or indirectly by AmTrust Financial Services, Inc. (“AmTrust”) for losses incurred on or prior to December 31, 2018 in excess of a $2.44 billion retention, as such figure may be adjusted based upon Maiden Re Bermuda’s final year end reserves for the underlying business, up to a $675 million limit. The premium payable by Maiden Re Bermuda to Enstar under the ADC Agreement will be $500.0 million. Completion of the transaction is subject to, among other things, regulatory approvals and satisfaction of various closing conditions. The Master Agreement contains customary representations, warranties, covenants and other closing conditions. The transaction is expected to close in the second quarter of 2019.
Amerisure
On February 15, 2019, we entered into a loss portfolio transfer reinsurance agreement with Amerisure Mutual Insurance Company ("Amerisure") and Allianz Risk Transfer (Bermuda) Limited (“ART Bermuda”). In the transaction, Amerisure has agreed to cede, and each of Enstar and ART Bermuda has agreed to severally assume, a 50% quota share of the construction defect losses incurred by Amerisure and certain of its subsidiaries on or before December 31, 2012. At closing, Amerisure paid Enstar a premium of $62.5 million, which was adjusted for a broker commission and paid claims and recoveries from April 1, 2018 and we assumed $60.0 million of net reserves in the transaction. This transaction closed in the second quarter.
AmTrust RITC Transactions
On February 14, 2019, we completed four RITC transactions with Syndicates 1206, 1861, 2526 and 5820, managed by AmTrust Syndicates Limited, under which we reinsured to close the 2016 and prior underwriting years. We assumed, among other items, gross loss reserves of £703.8 million ($897.1 million) and net loss reserves of £486.8 million ($620.4 million) relating to the portfolios in exchange for consideration of £539.9 million ($688.2 million) and recorded a deferred charge asset of $20.6 million.
Businesses Sold, Held for Sale and Assets Sold
Alpha
On October 10, 2018, we entered into a Business Transfer Agreement between our wholly-owned subsidiary Alpha Insurance SA and a subsidiary of Monument Insurance Group Limited ("Monument"). This agreement will transfer our remaining life assurance policies to Monument, via a Portfolio Transfer, subject to regulatory approval. The transaction is expected to close during 2019. We have an investment in Monument, as described further in Note 18 - "Related Party Transactions" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. Our policy benefits operations do not qualify for inclusion in our reportable segments and are therefore included within other activities. The related assets, as well as the results from these operations, were not significant to our consolidated operations and therefore they have not been classified as a discontinued operation. In addition, our proposed transfer of these life assurance polices to Monument was not classified as a held-for-sale business transaction since the underlying contracts do not meet the definition of a business.

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
Consolidated Results of Operations - For the Three Months Ended March 31, 2019 and 2018
The following table sets forth our unaudited condensed consolidated statements of earnings for each of the periods indicated. For a discussion of the critical accounting policies that affect the results of operations, see "Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2018, and within this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31
	2019	2018	Change
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$335,287	$170,219	$165,068
Fees and commission income	6,681	8,331	(1,650)
Net investment income	78,696	66,319	12,377
Net realized and unrealized gains (losses)	460,791	(143,030)	603,821
Other income	5,812	1,943	3,869
	887,267	103,782	783,485
EXPENSES
Net incurred losses and LAE	312,404	19,534	292,870
Life and annuity policy benefits	96	(46)	142
Acquisition costs	93,788	30,108	63,680
General and administrative expenses	112,074	95,260	16,814
Interest expense	11,036	8,011	3,025
Net foreign exchange gains (losses)	(3,850)	5,868	(9,718)
	525,548	158,735	366,813
EARNINGS (LOSS) BEFORE INCOME TAXES	361,719	(54,953)	416,672
Income tax expense	(4,749)	(172)	(4,577)
Earnings from equity method investments	8,772	14,697	(5,925)
NET EARNINGS (LOSS)	365,742	(40,428)	406,170
Net loss (earnings) attributable to noncontrolling interest	2,148	(782)	2,930
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	367,890	(41,210)	409,100
Dividends on preferred shares	(9,139)	—	(9,139)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$358,751	$(41,210)	$399,961

Highlights
Consolidated Results of Operations for the Three Months Ended March 31, 2019:

•	Consolidated net earnings of $358.8 million and basic and diluted net earnings per ordinary share of $16.71 and $16.57, respectively.

•
Non-GAAP operating income of $199.7 million and diluted non-GAAP operating income per ordinary share of $9.22. For a reconciliation of non-GAAP operating income to net earnings (loss) calculated in accordance with GAAP and diluted non-GAAP operating income per ordinary share to diluted net earnings (loss) per ordinary share calculated in accordance with GAAP, see "Non-GAAP Financial Measures" below.

•	Net earnings from Non-life Run-off segment of $400.7 million, including investment results.

•	Net investment income of $78.7 million and net realized and unrealized gains of $460.8 million comprised $0.3 million of net realized gains and $460.5 million of net unrealized gains.

•	Net premiums earned of $335.3 million, including $38.8 million and $213.3 million in our Atrium and StarStone segments, respectively.

•	Combined ratios of 87.7% and 132.6% for the active underwriting operations within our Atrium and StarStone segments, respectively.
Consolidated Financial Condition as of March 31, 2019:

•	Total investments, cash and funds held of $13,839.1 million.

•	Total reinsurance balances recoverable of $2,286.4 million.

•	Total assets of $18,058.3 million.

•	Total gross reserves for losses and LAE of $10,096.0 million, with $897.1 million of gross reserves assumed in our Non-life Run-off operations during the three months ended March 31, 2019.

•
Total shareholders' equity, including preferred shares, of $4,267.7 million and redeemable noncontrolling interest of $456.3 million. Shareholders' equity includes $510.0 million of preferred shares issued in 2018.

•	Diluted book value per ordinary share of $172.22, an increase of 10.4% since December 31, 2018.
Consolidated Overview - For the Three Months Ended March 31, 2019 and 2018
We reported consolidated net earnings attributable to Enstar Group Limited ordinary shareholders of $358.8 million for the three months ended March 31, 2019, an increase in net earnings of $400.0 million from net losses of $41.2 million for the three months ended March 31, 2018. Our first quarter results were positively impacted by unrealized gains on fixed maturity securities, which are accounted for on a trading basis through net earnings, and unrealized gains on our other investments. In addition, comparability between periods is impacted by the loss portfolio transfer reinsurance transactions that we completed in 2019 with AmTrust, and during 2018 with Zurich Australia, Neon and Novae. The most significant drivers of our consolidated financial performance during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 included:

•
Non-life Run-off - Net earnings attributable to the Non-life Run-off segment were $400.7 million for the three months ended March 31, 2019 compared to net losses of $36.9 million for the three months ended March 31, 2018. The increase in net earnings of $437.6 million was primarily due to net realized and unrealized gains of $436.2 million on our investment portfolio in the current period compared to net losses in the comparative period, higher net investment income, partially offset by net incurred losses and LAE in the current period compared to a reduction in net incurred losses and LAE in the comparative period;

•
Atrium - Net earnings were $4.5 million for the three months ended March 31, 2019 compared to $2.0 million for the three months ended March 31, 2018. The increase in net earnings was primarily due to net realized and unrealized gains on our investment portfolio and improved underwriting income due to lower loss and other expense ratios;

•
StarStone - Net losses were $31.0 million for the three months ended March 31, 2019 compared to net losses of $3.1 million for the three months ended March 31, 2018. The increase in net losses was primarily attributable to higher net incurred losses and LAE partially offset by increased net realized and unrealized gains on our investment portfolio. The increase in net incurred losses and LAE was primarily due to prior year adverse development primarily across discontinued lines. The segment results in 2019 also include the consolidation of StarStone Group's reinsurance to KaylaRe following Enstar's acquisition of the portion of KaylaRe it did not already own, and the results of a loss portfolio transfer on discontinued lines;

•
Net Realized and Unrealized Gains - Net realized and unrealized gains were $460.8 million for the three months ended March 31, 2019 compared to net realized and unrealized losses of $143.0 million for the three months ended March 31, 2018. Net unrealized gains for the three months ended March 31, 2019 included net unrealized gains of $209.5 million on fixed maturities investments, which are accounted for on a trading basis through net earnings, and gains of $204.7 million on other investments. The unrealized gains on fixed maturities were primarily driven by tightening corporate credit spreads, partially offset by increased sovereign yields in the current quarter. Many insurance companies use available-for-sale accounting where unrealized amounts are recorded directly to shareholders’ equity and therefore do not impact earnings. Unrealized amounts would only become realized in the event of a sale of the specific securities prior to maturity or a credit default. The net unrealized gains on our other investments were primarily driven by unrealized gains in our equity, fixed income and hedge funds, as a result of a broad recovery in the global equity and fixed income markets in the first quarter of 2019;

•
Net Investment Income - Net investment income was $78.7 million and $66.3 million for the three months ended March 31, 2019 and 2018, respectively. The increase was primarily due to an increase in average investable assets in our Non-Life Run-off segment due to the transactions noted above, and higher reinvestment rates;

•
Noncontrolling Interest - The net losses attributable to noncontrolling interest were $2.1 million for the three months ended March 31, 2019 compared to net earnings attributable to noncontrolling interest of $0.8 million for the three months ended March 31, 2018, respectively. The net losses attributable to noncontrolling interest were primarily driven by the losses in the StarStone segment, as discussed above, partially offset by the net earnings in our Non-life Run-off and Atrium segments;

•
Our non-GAAP operating income, which excludes the impact of unrealized gains and losses on fixed maturity securities and other items, was $199.7 million for the three months ended March 31, 2019, an increase of $160.0 million from non-GAAP operating income of $39.6 million for the three months ended March 31, 2018. For a reconciliation of non-GAAP operating income to net earnings (loss) calculated in accordance with GAAP, see "Non-GAAP Financial Measures" below. The increase primarily related to unrealized gains on other investments during the three months ended March 31, 2019.

Results of Operations by Segment - For the Three Months Ended March 31, 2019 and 2018
We have three segments of business that are each managed, operated and reported on separately: (i) Non-life Run-off; (ii) Atrium; and (iii) StarStone. Other activities, which do not qualify as a reportable segment, are included in "Other Activities" and discussed in Note 20 - "Segment Information" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. For a description of our segments, see "Item 1. Business - Operating Segments" in our Annual Report on Form 10-K for the year ended December 31, 2018.
The below table provides a split by operating segment of the net earnings (loss) attributable to Enstar Group Limited:

	Three Months Ended
	March 31,
	2019	2018	Change
	(in thousands of U.S. dollars)
Segment split of net earnings (loss) attributable to Enstar Group Limited:
Non-life Run-off	$400,745	$(36,861)	$437,606
Atrium	4,497	1,969	2,528
StarStone	(31,001)	(3,088)	(27,913)
Other	(15,490)	(3,230)	(12,260)
Net earnings (loss) attributable to Enstar Group Limited ordinary shareholders	$358,751	$(41,210)	$399,961
The following is a discussion of our results of operations by segment.
Non-life Run-off Segment
The following is a discussion and analysis of the results of operations for our Non-life Run-off segment.

	Three Months Ended
	March 31,
	2019	2018	Change
	(in thousands of U.S. dollars)
Gross premiums written	$(20,877)	$7,380	$(28,257)

Net premiums written	$(19,178)	$100	$(19,278)

Net premiums earned	$76,674	$7,178	$69,496
Net incurred losses and LAE	(95,182)	72,978	(168,160)
Acquisition costs	(28,155)	(1,470)	(26,685)
Operating expenses	(43,992)	(38,403)	(5,589)
Underwriting income	(90,655)	40,283	(130,938)
Net investment income	66,728	51,651	15,077
Net realized and unrealized gains (losses)	436,186	(126,296)	562,482
Fees and commission income	4,832	4,898	(66)
Other income	5,504	2,558	2,946
Corporate expenses	(16,570)	(8,633)	(7,937)
Interest expense	(12,116)	(8,530)	(3,586)
Net foreign exchange gains (losses)	3,618	(7,177)	10,795
EARNINGS (LOSS) BEFORE INCOME TAXES	397,527	(51,246)	448,773
Income tax benefit (expense)	(2,720)	1,117	(3,837)
Earnings from equity method investments	8,584	14,697	(6,113)
NET EARNINGS (LOSS)	403,391	(35,432)	438,823
Net earnings attributable to noncontrolling interest	(2,646)	(1,429)	(1,217)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$400,745	$(36,861)	$437,606

Overall Results
Three Months Ended March 31: Net earnings were $400.7 million for the three months ended March 31, 2019 compared to net losses of $36.9 million for the three months ended March 31, 2018, an increase of $437.6 million. The increase was primarily attributable to an increase of $562.5 million in net realized and unrealized gains (losses) on our investment portfolio primarily due to unrealized gains on our fixed maturity portfolio and unrealized gains on our equity, fixed income and hedge funds within our other investments; an increase in net investment income of $15.1 million, and an increase in net premiums earned of $69.5 million, partially offset by an increase in net incurred losses and LAE of $168.2 million and an increase in general and administrative expenses of $13.5 million.

The major components of earnings are discussed below, except for investment results, which are separately discussed below in "Investable Assets."
Net Premiums Earned:
The following table shows the gross and net premiums written and earned for the Non-life Run-off segment:

	Three Months Ended
	March 31
	2019	2018	Change
	(in thousands of U.S. dollars)
Gross premiums written	$(20,877)	$7,380	$(28,257)
Ceded reinsurance premiums written	1,699	(7,280)	8,979
Net premiums written	$(19,178)	$100	$(19,278)

Gross premiums earned	$83,966	$13,110	$70,856
Ceded reinsurance premiums earned	(7,292)	(5,932)	(1,360)
Net premiums earned	$76,674	$7,178	$69,496
Because business in this segment is in run-off, our general expectation is for premiums associated with legacy business to decline in future periods. However, the actual amount in any particular year will be impacted by new transactions during the year and the run-off of premiums from transactions completed in recent years. Premiums earned in this segment are generally offset by net incurred losses and LAE related to the premiums. Premiums earned may be higher than premiums written as we may assume unearned premium without writing the premium ourselves.
Three Months Ended March 31: Net premiums written in the three months ended March 31, 2019 of $(19.2) million primarily related to reductions in net written premium on legacy business for which corresponding unearned premium was also released. Net premiums earned in the three months ended March 31, 2019 of $76.7 million were primarily related to the run-off business assumed as a result of the AmTrust RITC transactions and the acquisition of Maiden Reinsurance North America, Inc. ("Maiden Re North America"). Premiums written and earned in the three months ended March 31, 2018 were primarily related to the run-off business assumed as a result of the RITC transaction with Novae.

Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Non-life Run-off segment:

	Three Months Ended March 31,
	2019			2018
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$331,055	$18,014	$349,069	$252,583	$1	$252,584
Net change in case and LAE reserves (1)	(97,573)	19,872	(77,701)	(123,492)	6	(123,486)
Net change in IBNR reserves (2)	(243,815)	10,920	(232,895)	(154,450)	339	(154,111)
Increase (reduction) in estimates of net ultimate losses	(10,333)	48,806	38,473	(25,359)	346	(25,013)
Increase (reduction) in provisions for unallocated LAE	(15,440)	265	(15,175)	(14,952)	—	(14,952)
Amortization of deferred charge assets	7,064	—	7,064	5,081	—	5,081
Amortization of fair value adjustments	8,779	—	8,779	2,147	—	2,147
Changes in fair value - fair value option	56,041	—	56,041	(40,241)	—	(40,241)
Net incurred losses and LAE	$46,111	$49,071	$95,182	$(73,324)	$346	$(72,978)
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

Three Months Ended March 31: The increase in net incurred losses and LAE for the three months ended March 31, 2019 of $95.2 million included net incurred losses and LAE of $49.1 million related to current period net earned premium, primarily for the run-off business acquired with the AmTrust RITC transactions and the acquisition of Maiden Re North America. Excluding current period net incurred losses and LAE of $49.1 million, the increase in net incurred losses and LAE for the three months ended March 31, 2019 relating to prior periods was $46.1 million, which was attributable to an increase in the fair value of liabilities of $56.0 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option primarily as a result of a decrease in corporate bond yields, amortization of fair value adjustments over the estimated payout period relating to companies acquired of $8.8 million and the amortization of deferred charge assets of $7.1 million, partially offset by a reduction in estimates of net ultimate losses of $10.3 million and a reduction in provisions for unallocated LAE of $15.4 million, relating to 2019 run-off activity. The reduction in estimates of net ultimate losses of $10.3 million for the three months ended March 31, 2019 included a net reduction in case and IBNR reserves of $341.4 million, partially offset by net losses paid of $331.1 million.
The reduction in net incurred losses and LAE for the three months ended March 31, 2018 of $73.0 million included net incurred losses and LAE of $0.3 million related to current period net earned premium, primarily for the run-off business acquired with recent transactions. Excluding current period net incurred losses and LAE of $0.3 million, the reduction in net incurred losses and LAE for the three months ended March 31, 2018 relating to prior periods was $73.3 million, which was attributable to a reduction in estimates of net ultimate losses of $25.4 million, a reduction in provisions for unallocated LAE of $15.0 million, relating to 2018 run-off activity, and a reduction in the fair value of liabilities of $40.2 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, partially offset by the amortization of deferred charge assets of $5.1 million and the amortization of fair value adjustments over the estimated payout period relating to companies acquired of $2.1 million. The reduction in estimates of net ultimate losses of $25.4 million for the three months ended March 31, 2018 included a net change in case and IBNR reserves of $277.9 million, partially offset by net losses paid of $252.6 million.

Acquisition Costs:
Three Months Ended March 31: Acquisition costs were $28.2 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively. The increase in acquisition costs for the three months ended March 31, 2019 primarily related to the run off business assumed through the AmTrust RITC Transactions and the acquisition of Maiden Re North America.
Fees and Commission Income:
Three Months Ended March 31: Our management companies in the Non-life Run-off segment earned fees and commission income of $4.8 million for the three months ended March 31, 2019 which is broadly consistent with fees and commission income of $4.9 million for the three months ended March 31, 2018.
Other Income:
Three Months Ended March 31: For the three months ended March 31, 2019, we recorded other income of $5.5 million compared to $2.6 million for the three months ended March 31, 2018, an increase of $2.9 million, primarily due to a reduction in net liabilities relating to direct asbestos and environmental exposures carried by our subsidiary DCo LLC.

General and Administrative Expenses:
General and administrative expenses consist of operating expenses and corporate expenses.

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands of U.S. dollars)
Operating expenses	$43,992	$38,403	$5,589
Corporate expenses	16,570	8,633	7,937
General and administrative expenses	$60,562	$47,036	$13,526
Three Months Ended March 31: General and administrative expenses were $60.6 million and $47.0 million for the three months ended March 31, 2019 and 2018, respectively. The increase of $13.5 million was primarily attributable to higher performance-based salary and benefits expenses for the three months ended March 31, 2019 as a result of higher net earnings in 2019 compared to 2018.
Interest Expense:
Three Months Ended March 31: Interest expense was $12.1 million for the three months ended March 31, 2019 compared to $8.5 million for the three months ended March 31, 2018, and increase of $3.6 million. The increase was primarily driven by interest on the 2018 EGL Term Loan Facility which was entered into on December 27, 2018 and partially used to fund the acquisition of Maiden Re North America.
Income Taxes
Three Months Ended March 31: For the three months ended March 31, 2019 income tax expense was $2.7 million compared to an income tax benefit of $1.1 million for the three months ended March 31, 2018, respectively, a change of $3.8 million, which primarily resulted from higher earnings before income taxes in the current period.
Earnings from Equity Method Investments
Three Months Ended March 31: For the three months ended March 31, 2019 and 2018 earnings from equity method investments were $8.6 million and $14.7 million, respectively, a decrease of $6.1 million. The decrease was primarily due to the earnings recognized on our equity method investment in KaylaRe in the comparative period, which did not reoccur in the current period as, since its acquisition on May 14, 2018, Kayla Re is a fully owned subsidiary.
Noncontrolling Interest:
Three Months Ended March 31: The net earnings attributable to the noncontrolling interest of our Non-life Run-off segment were $2.6 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively, The increase of $1.2 million for the three months ended March 31, 2019 was primarily attributable to an increase in earnings for those companies where there is a noncontrolling interest. The number of subsidiaries in this segment with a noncontrolling interest remained unchanged at two as of March 31, 2019 and March 31, 2018.

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
The following is a discussion and analysis of the results of operations for our Atrium segment are summarized below.

	Three Months Ended
	March 31,
	2019	2018	Change
	(in thousands of U.S. dollars)
Gross premiums written	$53,985	$49,442	$4,543

Net premiums written	$46,499	$41,494	$5,005

Net premiums earned	$38,753	$35,223	$3,530
Net incurred losses and LAE	(17,214)	(17,172)	(42)
Acquisition costs	(13,742)	(12,065)	(1,677)
Operating expenses	(3,033)	(4,177)	1,144
Underwriting income	4,764	1,809	2,955
Net investment income	1,711	1,185	526
Net realized and unrealized gains (losses)	2,913	(1,403)	4,316
Fees and commission income	1,849	3,433	(1,584)
Other income	36	64	(28)
Corporate expenses	(3,788)	(475)	(3,313)
Net foreign exchange gains (losses)	825	(953)	1,778
EARNINGS BEFORE INCOME TAXES	8,310	3,660	4,650
Income tax expense	(685)	(280)	(405)
NET EARNINGS	7,625	3,380	4,245
Net earnings attributable to noncontrolling interest	(3,128)	(1,411)	(1,717)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$4,497	$1,969	$2,528

Underwriting ratios(1):
Loss ratio	44.4%	48.8%	(4.4)%
Acquisition cost ratio	35.5%	34.3%	1.2%
Operating expense ratio	7.8%	11.8%	(4.0)%
Combined ratio	87.7%	94.9%	(7.2)%
(1) Refer to "Underwriting Ratios" for a description of how these ratios are calculated.
Overall Results
Three months ended March 31: Net earnings were $4.5 million for the three months ended March 31, 2019 compared to $2.0 million for the three months ended March 31, 2018, an increase of $2.5 million. The increase in net earnings was primarily due to an improvement in the combined ratio and improved investment results, partially offset by higher corporate expenses. The combined ratio decreased to 87.7% for the three months ended March 31, 2019 as compared to 94.9% for the three months ended March 31, 2018. The decrease in the combined ratio was primarily due to the decrease in the loss ratio and the operating expense ratio.
Investment results are separately discussed below in "Investable Assets."

Gross Premiums Written:
The following table provides gross premiums written by line of business for the Atrium segment:

	Three Months Ended
	March 31,
	2019	2018	Change
	(in thousands of U.S. dollars)
Marine, Aviation and Transit	$13,014	$12,387	$627
Binding Authorities	18,575	17,709	866
Reinsurance	8,475	8,932	(457)
Accident and Health	9,212	6,140	3,072
Non-Marine Direct and Facultative	4,709	4,274	435
Total	$53,985	$49,442	$4,543
The increase in gross premiums written for the three months ended March 31, 2019 was predominantly due to favorable pricing in the Accident and Health line of business and a number of new opportunities.
Net Premiums Earned:
The following table provides net premiums earned by line of business for the Atrium segment:

	Three Months Ended
	March 31,
	2019	2018	Change
	(in thousands of U.S. dollars)
Marine, Aviation and Transit	$8,399	$7,594	$805
Binding Authorities	19,195	16,621	2,574
Reinsurance	3,064	3,298	(234)
Accident and Health	3,919	4,407	(488)
Non-Marine Direct and Facultative	4,176	3,303	873
Total	$38,753	$35,223	$3,530
Three Months Ended March 31: Net premiums earned for the Atrium segment were $38.8 million and $35.2 million for the three months ended March 31, 2019 and 2018, respectively. The increase in net premiums earned was primarily due to the binding authorities line of business following continued growth of products placed on AU Gold, Atrium’s proprietary online underwriting platform.

Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Atrium segment:

	Three Months Ended March 31,
	2019			2018
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$14,420	$7,893	$22,313	$10,376	$7,154	$17,530
Net change in case and LAE reserves (1)	(6,342)	5,929	(413)	(2,384)	6,274	3,890
Net change in IBNR reserves (2)	(10,232)	4,415	(5,817)	(5,587)	3,878	(1,709)
Increase (reduction) in estimates of net ultimate losses	(2,154)	18,237	16,083	2,405	17,306	19,711
Amortization of fair value adjustments	1,131	—	1,131	(2,539)	—	(2,539)
Net incurred losses and LAE	$(1,023)	$18,237	$17,214	$(134)	$17,306	$17,172
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
Three Months Ended March 31: Net incurred losses and LAE for the three months ended March 31, 2019 and 2018 were $17.2 million and $17.2 million, respectively. Net favorable prior year loss development was $1.0 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively. Net favorable prior year loss development in the three months ended March 31, 2019 and 2018 was spread across most lines of business. Excluding prior year loss development, net incurred losses and LAE for the three months ended March 31, 2019 and 2018 were $18.2 million and $17.3 million, respectively. The increase in net incurred losses and LAE for the three months ended March 31, 2019 compared with 2018, excluding prior year loss development, was primarily due to the increase in net earned premium. Loss frequency was in line with expectations in the three months ended March 31, 2019.

Acquisition Costs:
Three Months Ended March 31: Acquisition costs were $13.7 million and $12.1 million for the three months ended March 31, 2019 and 2018, respectively. The Atrium acquisition cost ratios were relatively consistent at 35.5% and 34.3% for the three months ended March 31, 2019 and 2018, respectively, with the change driven by changes in the business mix.
Operating Expenses:
Three Months Ended March 31: Operating expenses for the Atrium segment were $3.0 million and $4.2 million for the three months ended March 31, 2019 and 2018, respectively. The decrease in operating expenses was primarily due to lower performance-based compensation expense within Atrium 5. The large catastrophe losses, primarily hurricanes Harvey, Irma and Maria, in the third quarter of 2017 continue to impact the earning of performance-based compensation expenses and agency profit commission in Atrium 5.
Fees and Commission Income:
Three Months Ended March 31: Fees and commission income was $1.8 million and $3.4 million for the three months ended March 31, 2019 and 2018, respectively. The fees primarily represent profit commission fees earned by us in relation to AUL’s management of Syndicate 609 and other underwriting consortiums. The decrease was primarily due to the large catastrophe losses, primarily hurricanes Harvey, Irma and Maria, in the third quarter of 2017, which continue to impact the profit commission in 2018 and the three months ended March 31, 2019.
Corporate Expenses:
Three Months Ended March 31: Corporate expenses for the Atrium segment were $3.8 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively. The increase in corporate expenses was primarily due to higher variable compensation costs in the three months ended March 31, 2019 due to better performance in the Atrium segment for the three months ended March 31, 2019.

Noncontrolling Interest:
Three Months Ended March 31: The net earnings attributable to the noncontrolling interest in the Atrium segment were $3.1 million for the three months ended March 31, 2019, compared to $1.4 million for the three months ended March 31, 2018. The increase in the net earnings attributable to the noncontrolling interest was due to higher earnings in the Atrium segment compared to the comparative period, as discussed above. As of March 31, 2019 and 2018, Trident and Dowling had a combined 41.0% noncontrolling interest in the Atrium segment.

StarStone Segment
The results of our StarStone segment include the results of StarStone and StarStone Specialty Holdings Limited ("StarStone Group"). Our StarStone segment also includes the results of KaylaRe's reinsurance of the StarStone Group from the date that Enstar completed the acquisition of the portion of KaylaRe it did not already own and other intra-group cessions.
The following is a discussion and analysis of the results of operations for our StarStone segment are summarized below.

	Three Months Ended
	March 31,
	2019	2018	Change
	(in thousands of U.S. dollars)
Gross premiums written	$251,373	$304,989	$(53,616)

Net premiums written	$194,601	$180,563	$14,038

Net premiums earned	$213,262	$126,826	$86,436
Net incurred losses and LAE	(195,052)	(75,340)	(119,712)
Acquisition costs	(51,659)	(16,425)	(35,234)
Operating expenses	(35,994)	(34,557)	(1,437)
Underwriting income (loss)	(69,443)	504	(69,947)
Net investment income	11,942	7,701	4,241
Net realized and unrealized gains (losses)	20,658	(12,958)	33,616
Other income	60	51	9
Interest expense	(475)	(541)	66
Net foreign exchange gains (losses)	(594)	1,095	(1,689)
LOSS BEFORE INCOME TAXES	(37,852)	(4,148)	(33,704)
Income tax expense	(1,259)	(998)	(261)
Earnings from equity method investments	188	—	188
NET LOSS	(38,923)	(5,146)	(33,777)
Net loss attributable to noncontrolling interest	7,922	2,058	5,864
NET LOSS ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$(31,001)	$(3,088)	$(27,913)

Underwriting ratios(1):
Loss ratio	91.5%	59.4%	32.1%
Acquisition cost ratio	24.2%	13.0%	11.2%
Operating expense ratio	16.9%	27.2%	(10.3)%
Combined ratio	132.6%	99.6%	33.0%
(1) Refer to "Underwriting Ratios" for a description of how these ratios are calculated.
StarStone recently appointed new executive leadership and under this leadership we are repositioning the underwriting portfolio for 2019 to focus on core lines of business which have a track record of performing and exiting under-performing lines of business in order to achieve a mix of business for improved underwriting profitability.
Effective May 14, 2018, Enstar completed the acquisition of the portion of KaylaRe it did not already own. In addition, effective October 1, 2018, the StarStone Group transferred certain reserves relating to discontinued lines of business via an intra-group reinsurance agreement with another Enstar group subsidiary. The transactions between StarStone Group and other group entities, including KaylaRe (the "StarStone Intra-Group Cessions") are eliminated upon consolidation. As a result, our StarStone segment results have changed significantly and the following table summarizes the impact of the StarStone Intra-Group Cessions which are included in our StarStone segment for the three months ended March 31, 2019. The discussion below also describes the results of the StarStone Group, which does not reflect the impact of the StarStone Intra-Group Cessions, as well as the StarStone segment which does include the impact of the StarStone Intra-Group Cessions. We believe the results of the StarStone Group for the three months ended March 31, 2019 are more directly comparable to the results of the StarStone segment for the three months ended March 31, 2018.

	Three Months Ended
	March 31, 2019
	StarStone Group	StarStone Intra-Group Cessions	StarStone Segment
	(in thousands of U.S. dollars)
Net premiums earned	$175,382	$37,880	$213,262
Net incurred losses and LAE	(144,764)	(50,288)	(195,052)
Acquisition costs	(34,548)	(17,111)	(51,659)
Operating expenses	(35,617)	(377)	(35,994)
Underwriting loss	(39,547)	(29,896)	(69,443)
Net investment income	11,853	89	11,942
Net realized and unrealized gains	18,710	1,948	20,658
Other income	60	—	60
Interest income (expenses)	(2,792)	2,317	(475)
Net foreign exchange gain	(242)	(352)	(594)
LOSS BEFORE INCOME TAXES	(11,958)	(25,894)	(37,852)
Income tax expense	(1,259)	—	(1,259)
Earnings from equity method investments	188	—	188
NET LOSS	(13,029)	(25,894)	(38,923)
Net loss attributable to noncontrolling interest	5,346	2,576	7,922
NET LOSS ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$(7,683)	$(23,318)	$(31,001)

Underwriting ratios:
Loss ratio (1)	82.5%	132.8%	91.5%
Acquisition cost ratio (1)	19.7%	45.2%	24.2%
Operating expense ratio (1)	20.3%	1.0%	16.9%
Combined ratio (1)	122.5%	178.9%	132.6%

(1)	Refer to "Underwriting Ratios" for a description of how these ratios are calculated.
Overall Results
Three Months Ended March 31: Net losses for the StarStone segment were $31.0 million for the three months ended March 31, 2019 compared to net losses of $3.1 million for the three months ended March 31, 2018, a change of $27.9 million. The net losses were primarily due to lower underwriting income of $69.9 million, partially offset by higher net realized and unrealized gains on our investment portfolio of $33.6 million, of which $32.5 million relates to higher unrealized gains, and higher net investment income of $4.2 million. The underwriting income was impacted by older underwriting years that are not reflective of the repositioning activities we have undertaken, and the prior year unfavorable development of $52.0 million was primarily on lines of business that we have exited. The core lines of business performed in line with our expectations during the three months ended March 31, 2019. The combined ratio was 132.6% for the three months ended March 31, 2019 as compared to 99.6% for the three months ended March 31, 2018. The loss ratio increased by 32.1 percentage points and the acquisition cost ratio increased by 11.2 percentage points. In addition, the operating expense ratio decreased by 10.3 percentage points for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
The loss ratio for the StarStone Group increased by 23.1 percentage points, the acquisition cost ratio increased by 6.7 percentage points and the operating expense ratio decreased by 6.9 percentage points. The increase in the loss ratio is primarily due to prior year unfavorable development across lines of business that we have exited and remediated as part of our repositioning exercise to improve underwriting profitability, partially offset by the 35% whole account quota share reinsurance agreement with KaylaRe. The non-renewal of the quota share arrangement with KaylaRe resulted in a lower ceding commission and higher net premiums earned, which led to an increase in the acquisition cost ratio and a decrease in the operating expense ratio, respectively.

Gross Premiums Written:
The following table provides gross premiums written by line of business for the StarStone segment:

	Three Months Ended
	March 31,
	2019	2018	Change
	(in thousands of U.S. dollars)
Casualty	$95,405	$74,869	$20,536
Marine	88,541	100,926	(12,385)
Property	28,153	82,242	(54,089)
Aerospace	9,112	10,008	(896)
Workers' Compensation	30,162	36,944	(6,782)
Total	$251,373	$304,989	$(53,616)
Three Months Ended March 31: Gross premiums written for the StarStone segment were $251.4 million and $305.0 million for the three months ended March 31, 2019 and 2018, respectively, a decrease of $53.6 million. The property, marine and workers' compensation lines of business decreased by $54.1 million, $12.4 million and $6.8 million, respectively. The decrease in gross premiums written was the result of our strategy to exit certain lines and focus on profitable lines, and we expect to write less gross written premiums in 2019 compared to 2018. The decrease in the property line of business was primarily due to the execution of this strategy. The decrease in the marine line of business was primarily due to the execution of our strategy to exit certain business within this line. The $20.5 million increase in the casualty line of business was primarily due to new business opportunities underwritten through our European platform.
Net Premiums Earned:
The following table provides net premiums earned by line of business for the StarStone segment:

	Three Months Ended
	March 31,
	2019	2018	Change
	(in thousands of U.S. dollars)
Casualty	$81,717	$39,767	$41,950
Marine	56,753	39,224	17,529
Property	44,339	24,192	20,147
Aerospace	13,520	11,608	1,912
Workers' Compensation	16,933	12,035	4,898
Total	$213,262	$126,826	$86,436
Three Months Ended March 31: Net premiums earned for the StarStone segment were $213.3 million and $126.8 million for the three months ended March 31, 2019 and 2018, respectively, an increase of $86.4 million. The increase in net premiums earned was primarily due to increased premiums earned in the Starstone Group as discussed below and the impact of eliminating the ceded premium earned related to KaylaRe after its acquisition.
Net premiums earned for the StarStone Group for the three months ended March 31, 2019 were $175.4 million, an increase of $48.6 million compared to the three months ended March 31, 2018. The increase was primarily driven by the casualty line of business due to increased premiums written, as discussed above. In contrast to gross premiums written, the property and marine lines of business also contributed to the increase for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, as we earn out the remainder of net premium on certain lines of business that we are either exiting or remediating.

Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the StarStone segment:

	Three Months Ended
	March 31,
	2019			2018
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$113,625	$1,792	$115,417	$87,687	$948	$88,635
Net change in case and LAE reserves (1)	(8,824)	10,880	2,056	(14,217)	9,742	(4,475)
Net change in IBNR reserves (2)	(52,834)	129,258	76,424	(73,390)	64,519	(8,871)
Increase in estimates of net ultimate losses	51,967	141,930	193,897	80	75,209	75,289
Increase (reduction) in provisions for unallocated LAE	(1,672)	3,020	1,348	(2,101)	2,293	192
Amortization of fair value adjustments	(193)	—	(193)	(141)	—	(141)
Net incurred losses and LAE	$50,102	$144,950	$195,052	$(2,162)	$77,502	$75,340
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
Three Months Ended March 31: Net incurred losses and LAE for the StarStone segment for the three months ended March 31, 2019 and 2018 were $195.1 million and $75.3 million, respectively. Net adverse prior year loss development was $50.1 million for the three months ended March 31, 2019 compared to net favorable prior year loss development of $2.2 million for the three months ended March 31, 2018. Excluding prior year loss development, net incurred losses and LAE for the three months ended March 31, 2019 and 2018 were $145.0 million and $77.5 million, respectively. Net adverse prior year loss development for the three months ended March 31, 2019 was primarily related to development on lines of business which we have either exited or which are subject to remediation as part of our underwriting repositioning.
Net incurred losses and LAE for the StarStone Group for the three months ended March 31, 2019 and 2018 were $144.8 million and $75.3 million, respectively. The increase in net incurred losses was primarily due to higher net earned premium and adverse prior year loss development. The loss ratios for the StarStone Group were 82.5% and 59.4% for the three months ended March 31, 2019 and 2018, respectively.

Acquisition Costs:
Three Months Ended March 31: Acquisition costs for the StarStone segment were $51.7 million and $16.4 million for the three months ended March 31, 2019 and 2018, respectively, an increase of $35.2 million. The acquisition cost ratios for the three months ended March 31, 2019 and 2018 were 24.2% and 13.0%, respectively, an increase of 11.2 percentage points.
Acquisition costs for the StarStone Group were $34.5 million and $16.4 million for the three months ended March 31, 2019 and 2018, respectively, an increase of $18.1 million. The acquisition cost ratios for the three months ended March 31, 2019 and 2018 were 19.7% and 13.0%, respectively, an increase of 6.7 percentage points. The increase in the acquisition cost ratio is primarily attributable to the non-renewal of the quota share arrangement with KaylaRe and, as a result the StarStone Group does not benefit as substantially from the quota share ceding overriding commission for the three months ended March 31, 2019.
Operating Expenses:
Three Months Ended March 31: Operating expenses for for the StarStone segment for the three months ended March 31, 2019 and 2018 were $36.0 million and $34.6 million, respectively. The operating expense ratios for the three months ended March 31, 2019 and 2018 were 16.9% and 27.2%, respectively, a decrease of 10.3 percentage points.

The operating expense ratios for the StarStone Group for the three months ended March 31, 2019 and 2018 were 20.3% and 27.2%, respectively, a decrease of 6.9 percentage points. Expenses were generally consistent with comparative periods, while net premiums earned was higher. The decrease in the operating expense ratio is primarily attributable to the non-renewal of the quota share arrangement with KaylaRe, leading to higher net earned premium for the three months ended March 31, 2019 for the StarStone Group.
Income Taxes:
Three Months Ended March 31: Income tax expense for the StarStone segment for the three months ended March 31, 2019 and 2018 was $1.3 million and $1.0 million, respectively. The income tax expense is generally driven by the geographical distribution of pre-tax earnings (loss) between taxable and non-taxable jurisdictions.
Noncontrolling Interest:
Three Months Ended March 31: The net losses attributable to the noncontrolling interest in the StarStone segment were $7.9 million for the three months ended March 31, 2019, compared to net losses attributable to the noncontrolling interest of $2.1 million for the three months ended March 31, 2018. The net losses attributable to the noncontrolling interest for the three months ended March 31, 2019 were due to the larger net losses in the StarStone Group for the three months ended March 31, 2019.
As of March 31, 2019 and 2018, Trident and Dowling had a combined 41.0% noncontrolling interest in the StarStone Group.

Other
Our other activities, which do not qualify as a reportable segment, include our corporate expenses, debt servicing costs, preferred share dividends, holding company income and expenses, foreign exchange, our remaining life business and other miscellaneous items. We have entered into an agreement to dispose of our remaining life business, which comprises the term life products in Alpha, following which, we will have de minimis residual life business in our consolidated operations.
The following is a discussion and analysis of our results of operations for our other activities, which are summarized below:

	Three Months Ended
	March 31,
	2019	2018	Change
	(in thousands of U.S. dollars)
Net premiums earned	$6,598	$992	$5,606
Net incurred losses and LAE	(4,956)	—	(4,956)
Life and Annuity Policy Benefits	(96)	46	(142)
Acquisition costs	(232)	(148)	(84)
Underwriting income	1,314	890	424
Net investment income	(1,685)	5,782	(7,467)
Net realized and unrealized gains (losses)	1,034	(2,373)	3,407
Other income (expenses)	212	(730)	942
Corporate expenses	(8,697)	(9,015)	318
Interest Income	1,555	1,060	495
Net foreign exchange gains	1	1,167	(1,166)
LOSS BEFORE INCOME TAXES	(6,266)	(3,219)	(3,047)
Income tax expense	(85)	(11)	(74)
NET LOSS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	(6,351)	(3,230)	(3,121)
Dividend on preferred shares	(9,139)	—	(9,139)
NET LOSS ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$(15,490)	$(3,230)	$(12,260)
Overall Results:
Net losses were $15.5 million for the three months ended March 31, 2019 compared to net losses of $3.2 million for the three months ended March 31, 2018, an increase in net losses of $12.3 million, which primarily resulted from the dividends on the preferred shares that were issued in June and November 2018, and a net investment loss in the current period.
Investment results are separately discussed below in "Investable Assets."
Underwriting Income:
Three Months Ended March 31: Underwriting income was $1.3 million for the three months ended March 31, 2019, broadly consistent with $0.9 million for the three months ended March 31, 2018. Our other activities includes our remaining life business and other active underwriting.
Corporate Expenses:
Three Months Ended March 31: Corporate expenses were $8.7 million for the three months ended March 31, 2019, broadly consistent with corporate expenses of $9.0 million in the three months ended March 31, 2018.

Dividend on Preferred Shares:
Three Months Ended March 31: The dividends on preferred shares were $9.1 million and $nil for the three months ended March 31, 2019 and 2018, respectively. On June 28, 2018, we issued 16,000 Series D Preferred Shares with an aggregate liquidation value of $400.0 million. On November 21, 2018, we issued 4,400 Series E Preferred Shares with an aggregate liquidation value of $110.0 million. The dividends on the Series D and E Preferred Shares are non-cumulative and may be paid quarterly in arrears on the first day of March, June, September and December of each year, only when, as and if declared.

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
Investable assets were $13.8 billion as of March 31, 2019 as compared to $12.5 billion as of December 31, 2018, an increase of 10.3%. The increase was primarily due to unrealized gains recorded in the first quarter of 2019 and the investments and funds held balance acquired in relation to the AmTrust RITC Transactions completed in 2019.
A description of our investment strategies is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Investments" in our Annual Report on Form 10-K for the year ended December 31, 2018.

Composition of Investable Assets By Segment
Across all of our segments, we strive to structure our investments in a manner that recognizes our liquidity needs for future liabilities. We consider the duration characteristics of our liabilities in determining the extent to which we invest in assets of comparable duration depending on our other investment strategies and to the extent practicable. If our liquidity needs or general liability profile change unexpectedly, we may adjust the structure of our investment portfolio to meet our revised expectations. The following tables summarize the composition of total invested assets by segment:

	March 31, 2019
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Short-term investments, trading, at fair value	$67,959	$300	$7,801	$—	$76,060
Fixed maturities, trading, at fair value	5,907,269	134,560	1,275,225	—	7,317,054
Fixed maturities, available-for-sale, at fair value	—	25,989	—	120,586	146,575
Funds held - directly managed	1,288,210	—	—	—	1,288,210
Equities, at fair value	370,591	3,624	26,205	—	400,420
Other investments, at fair value	2,186,611	7,838	116,801	13,095	2,324,345
Equity method investments	220,618	—	405		221,023
Total investments	10,041,258	172,311	1,426,437	133,681	11,773,687
Cash and cash equivalents (including restricted cash)	694,488	76,176	338,169	36,818	1,145,651
Funds held by reinsured companies	857,685	26,853	25,358	9,842	919,738
Total investable assets	$11,593,431	$275,340	$1,789,964	$180,341	$13,839,076
Duration (in years) (1)	5.52	1.64	2.52	5.20	4.93
Average credit rating (2)	A+	AA+	A+	AA-	A+

	December 31, 2018
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Short-term investments, trading, at fair value	$106,375	$541	$7,200	$—	$114,116
Fixed maturities, trading, at fair value	5,790,219	139,121	1,319,453	—	7,248,793
Fixed maturities, available-for-sale, at fair value	—	29,975	—	121,634	151,609
Funds held - directly managed	1,198,154	—	—	—	1,198,154
Equities, at fair value	335,632	3,193	28,300	—	367,125
Other investments, at fair value	1,825,307	7,166	113,024	12,260	1,957,757
Equity method investments	204,507	—	—	—	204,507
Total investments	9,460,194	179,996	1,467,977	133,894	11,242,061
Cash and cash equivalents (including restricted cash)	585,956	54,679	318,811	23,138	982,584
Funds held by reinsured companies	263,713	26,489	20,823	10,242	321,267
Total investable assets	$10,309,863	$261,164	$1,807,611	$167,274	$12,545,912
Duration (in years) (1)	5.41	1.70	2.66	5.70	4.86
Average credit rating (2)	A+	AA-	A+	AA-	A+
(1) The duration calculation includes cash and cash equivalents, short-term investments, fixed maturities and the fixed maturities within our funds held - directly managed portfolios at March 31, 2019 and December 31, 2018.
(2) The average credit ratings calculation includes cash and cash equivalents, short-term investments, fixed maturities and the fixed maturities within our funds held - directly managed portfolios at March 31, 2019 and December 31, 2018.
As of both March 31, 2019 and December 31, 2018, our investment portfolio, including funds held - directly managed had an average credit quality rating of A+. As of March 31, 2019 and December 31, 2018, our fixed maturity investments (classified as trading and available-for-sale and our fixed maturity investments included within funds held - directly managed) that were non-investment grade (i.e. rated lower than BBB- and non-rated securities) comprised 3.9% and 3.8% of our total fixed maturity investment portfolio, respectively. A detailed schedule of average credit ratings by asset class as of March 31, 2019 is included in Note 3 - "Investments" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Schedules of maturities by asset class are included in Note 3 - "Investments" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

Composition of Investment Portfolio By Asset Class
The following tables summarize the fair value and composition of our investment portfolio by asset class:

	March 31, 2019
	Fair Value
	AAA Rated	AA Rated	A Rated	BBB Rated	Non-investment Grade	Not Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and available-for-sale and funds held - directly managed
U.S. government & agency	$417,243	$63	$—	$—	$—	$—	$417,306	3.5%
U.K. government	644	277,799	—	—	—	—	278,443	2.4%
Other government	308,413	198,228	55,991	171,579	35,765	—	769,976	6.5%
Corporate	132,282	506,434	2,517,323	1,737,171	197,543	13,262	5,104,015	43.4%
Municipal	12,284	81,059	49,814	16,909	—	—	160,066	1.4%
Residential mortgage-backed	309,100	55,819	2,054	3,119	51,372	7,541	429,005	3.6%
Commercial mortgage-backed	641,337	87,319	77,117	61,139	6,514	10,698	884,124	7.5%
Asset-backed	302,491	99,371	164,249	110,806	18,111	1,340	696,368	5.9%
Total	2,123,794	1,306,092	2,866,548	2,100,723	309,305	32,841	8,739,303	74.2%

Other assets included within funds held - directly managed							88,596	0.7%

Equities
Publicly traded equities							171,710	1.5%
Privately held equities							228,710	1.9%
Total							400,420	3.4%

Other investments
Hedge funds							979,270	8.3%
Equity funds							374,249	3.2%
Fixed income funds							587,093	5.0%
Private equity funds							235,538	2.0%
CLO equities							41,434	0.4%
CLO equity funds							40,348	0.3%
Private credit funds							53,258	0.5%
Other							13,155	0.1%
Total							2,324,345	19.8%

Equity method investments							221,023	1.9%

Total investments	$2,123,794	$1,306,092	$2,866,548	$2,100,723	$309,305	$32,841	$11,773,687	100.0%

	December 31, 2018
	Fair Value
	AAA Rated	AA Rated	A Rated	BBB Rated	Non-investment Grade	Not Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and available-for-sale and funds held - directly managed
U.S. government & agency	$502,819	$7,426	$—	$—	$—	$—	$510,245	4.5%
U.K. government	2,144	298,487	—	—	—	—	300,631	2.7%
Other government	322,606	213,639	69,601	154,800	32,592	572	793,810	7.1%
Corporate	129,059	470,571	2,306,532	1,731,398	197,822	4,458	4,839,840	43.1%
Municipal	7,934	69,270	41,666	11,395	—	—	130,265	1.2%
Residential mortgage-backed	644,418	51,729	8,658	10,495	54,727	3,530	773,557	6.9%
Commercial mortgage-backed	487,054	70,620	77,538	60,879	7,297	9,675	713,063	6.3%
Asset-backed	358,574	68,174	125,644	66,136	17,573	380	636,481	5.7%
Total	2,454,608	1,249,916	2,629,639	2,035,103	310,011	18,615	8,697,892	77.5%

Other assets included within funds held - directly managed							14,780	0.1%

Equities
Publicly traded equities							138,415	1.2%
Privately held equities							228,710	2.0%
Total							367,125	3.2%

Other investments
Hedge funds							852,584	7.6%
Fixed income funds							403,858	3.6%
Equity funds							333,681	3.0%
Private equity funds							248,628	2.2%
CLO equities							39,052	0.3%
CLO equity funds							37,260	0.3%
Private credit funds							33,381	0.3%
Other							9,313	0.1%
Total							1,957,757	17.4%

Equity method investments							204,507	1.8%

Total investments	$2,454,608	$1,249,916	$2,629,639	$2,035,103	$310,011	$18,615	$11,242,061	100.0%
A description of our investment valuation processes is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 8 - "Fair Value Measurements" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

The following tables summarize the amortized cost, gross unrealized gains and losses and the fair value of our short-term investments and fixed maturity investments, classified as trading and available-for-sale, and the fixed maturity investments included within our funds held - directly managed:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$415,689	$3,273	$(1,656)	$417,306
U.K. government	261,213	17,820	(590)	278,443
Other government	769,300	14,412	(13,736)	769,976
Corporate	5,079,783	85,637	(61,405)	5,104,015
Municipal	156,818	4,019	(771)	160,066
Residential mortgage-backed	424,195	6,719	(1,909)	429,005
Commercial mortgage-backed	884,640	8,496	(9,012)	884,124
Asset-backed	698,724	1,792	(4,148)	696,368
	$8,690,362	$142,168	$(93,227)	$8,739,303

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$512,360	$1,904	$(4,019)	$510,245
U.K. government	301,749	6,526	(7,644)	300,631
Other government	814,614	5,261	(26,065)	793,810
Corporate	5,019,018	12,195	(191,373)	4,839,840
Municipal	132,928	494	(3,157)	130,265
Residential mortgage-backed	772,457	5,846	(4,746)	773,557
Commercial mortgage-backed	729,232	2,613	(18,782)	713,063
Asset-backed	642,618	1,032	(7,169)	636,481
	$8,924,976	$35,871	$(262,955)	$8,697,892
We generally account for our fixed maturity securities as "trading", whereas other companies in our industry may utilize "available-for-sale" accounting. The difference is that unrealized changes on investments classified as trading are recorded through earnings, whereas unrealized changes on investments classified as available-for-sale are recorded directly to shareholders' equity. We may experience unrealized gains or losses on our fixed maturity investments, depending on investment conditions and general economic conditions. Unrealized amounts would only become realized in the event of a sale of the specific securities prior to maturity or a credit default. For further information on the sensitivity of our portfolio to changes in interest rates, refer to the Interest Rate Risk section within "Item 3. Quantitative and Qualitative Disclosures About Market Risk", included within this Quarterly Report on Form 10-Q.

The following table summarizes the composition of our top ten corporate issuers included within our short-term investments and fixed maturity investments, classified as trading and available-for-sale and the fixed maturity investments included within our funds held - directly managed balance as of March 31, 2019:

	Fair Value	Average Credit Rating
	(in thousands of U.S. dollars)
JPMorgan Chase & Co	$111,341	A
Apple Inc	96,179	AA+
Citigroup Inc	90,123	A
Bank of America Corp	90,042	A
Morgan Stanley	84,229	A-
General Electric Co	80,534	BBB+
Wells Fargo & Co	79,211	A
HSBC Holdings PLC	66,532	A
Anheuser-Busch InBev SA/NV	61,917	BBB+
Comcast Corp	60,772	A-
	$820,880
Investment Results - Consolidated
The following table summarizes our investment results by major investment category. Additional information is included in Note 3 - "Investments" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of the Quarterly Report on Form 10-Q.

	Three Months Ended March 31, 2019
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Net investment income:
Fixed maturities and cash and cash equivalents	$64,249	$1,467	$11,382	$380	$77,478
Equity securities	2,878	15	487	—	3,380
Other	3,054	297	784	(2,021)	2,114
Gross investment income	70,181	1,779	12,653	(1,641)	82,972
Investment expenses	(3,453)	(68)	(711)	(44)	(4,276)
Net investment income (expense)	$66,728	$1,711	$11,942	$(1,685)	$78,696

Net realized and unrealized gains and losses:
Fixed maturity securities	222,277	2,130	21,808	(64)	246,151
Equity securities	11,798	356	(2,223)	—	9,931
Other investments	202,111	427	1,073	1,098	204,709
Net realized and unrealized gains and losses	$436,186	$2,913	$20,658	$1,034	$460,791

Annualized income from cash and fixed maturities	$256,996	$5,868	$45,528	$1,520	$309,912
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	8,460,668	260,350	1,664,717	158,239	10,543,974
Annualized Investment Book Yield	3.04%	2.25%	2.73%	0.96%	2.94%

Total financial statement return (2)	$502,914	$4,624	$32,600	$(651)	$539,487
Average aggregate invested assets, at fair value (1)	10,739,085	268,250	1,798,585	173,807	12,979,727
Financial Statement Portfolio Return	4.68%	1.72%	1.81%	(0.37)%	4.16%

	Three Months Ended March 31, 2018
	Non-life Run-off		Atrium		StarStone		Other		Total
	(in thousands of U.S. dollars)
Net investment income:
Fixed maturities and cash and cash equivalents	$48,537		$1,060		$7,758		$370		$57,725
Equity securities	1,203		13		274		—		1,490
Other investments and other	3,713		168		622		5,470		9,973
Gross investment income	53,453		1,241		8,654		5,840		69,188
Investment expenses	(1,802)		(56)		(953)		(58)		(2,869)
Net investment income	$51,651	—	$1,185	—	$7,701	—	$5,782	—	$66,319

Net realized and unrealized gains and losses:
Fixed maturity securities	$(122,526)		$(1,300)		$(14,285)		$5		$(138,106)
Equity securities	220		(40)		4,559		(1)		4,738
Other investments	(3,990)		(63)		(3,232)		(2,377)		(9,662)
Net realized and unrealized losses	$(126,296)		$(1,403)		$(12,958)		$(2,373)		$(143,030)

Annualized income from cash and fixed maturities	$194,148		$4,240		$31,032		$1,480		$230,900
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	7,396,161		265,725		1,487,722		154,700		9,304,308
Annualized Investment Book Yield	2.62%		1.60%		2.09%		0.96%		2.48%

Total financial statement return (2)	$(74,645)		$(218)		$(5,257)		$3,409		$(76,711)
Average aggregate invested assets, at fair value (1)	8,408,239		274,312		1,654,718		298,061		10,635,330
Financial Statement Portfolio Return	(0.89)%		(0.08)%		(0.32)%		1.14%		(0.72)%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
(2) This is the sum of net investment income and net realized and unrealized gains (losses) from our U.S. GAAP consolidated financial statements.
Net Investment Income:
Net investment income increased by $12.4 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to a $19.8 million increase in net investment income from fixed maturities and cash and cash equivalents, principally due to an increase of $1,239.7 million in our average aggregate fixed maturities and cash and cash equivalents. The increase in our average aggregate fixed maturities and cash and cash equivalents was primarily due to the Kayla Re, Zurich, Neon, Novae transactions in 2018, and the AmTrust RITC Transactions in 2019. The book yield increased by 46 basis points primarily due to higher reinvestment rates as a result of broad increases in effective yields.
Net Realized and Unrealized Gains (Losses):
Net realized and unrealized gains were $460.8 million for the three months ended March 31, 2019 compared to net realized and unrealized losses of $143.0 million for the three months ended March 31, 2018, an increase of $603.8 million. Included in net realized and unrealized losses are the following items:

•
net realized and unrealized gains (losses) on fixed income securities, including fixed income securities within our fund held portfolios, of $246.2 million for the three months ended March 31, 2019, compared to net realized and unrealized losses of $138.1 million for the three months ended March 31, 2018, a change of $384.3 million, primarily driven by higher valuations due to tightening credit spreads in the current period, compared to lower valuations in the comparative period due to increased sovereign yields;

•
net realized and unrealized gains on equity securities of $9.9 million for the three months ended March 31, 2019, compared to $4.7 million for the three months ended March 31, 2018, an increase of $5.2 million, primarily driven by a more favorable movement in international equity markets in 2019 compared to declines in global markets in the comparative period;

•
net realized and unrealized gains on other investments and other items of $204.7 million for the three months ended March 31, 2019, compared to realized and unrealized losses of $9.7 million for the three months ended March 31, 2018, representing an increase of $214.4 million. The unrealized gains for the three months ended March 31, 2019 primarily comprised unrealized gains in our hedge funds, equity funds, fixed income funds and private equity funds, principally driven by tightening credit spreads and a more favorable movement in international equity markets in 2019. The unrealized losses for the three months ended March 31, 2018 primarily comprised unrealized losses in our private equity funds, equity funds and call options on equity partially offset by unrealized gains on hedge funds.

Liquidity and Capital Resources
Overview
Enstar aims to generate cash flows from our insurance operations and investments, preserve sufficient capital for future acquisitions, and develop relationships with lenders who provide borrowing capacity at competitive rates.
Our capital resources as of March 31, 2019 included total shareholders' equity of $4.3 billion, redeemable noncontrolling interest of $456.3 million classified as temporary equity, and debt obligations of $1.1 billion. The redeemable noncontrolling interest may be settled in the future in cash or Enstar ordinary shares, at our option. Based on our current loss reserves position, our portfolios of in-force insurance and reinsurance business, and our investment positions, we believe we are well capitalized.
The following table details our capital position:

	March 31, 2019	December 31, 2018	Change
	(in thousands of U.S. dollars)
Ordinary shareholders' equity	$3,757,712	$3,391,933	$365,779
Series D and E Preferred Shares	510,000	510,000	—
Total Enstar Group Limited Shareholders' Equity (A)	4,267,712	3,901,933	365,779
Noncontrolling interest	12,452	12,056	396
Total Shareholders' Equity (B)	4,280,164	3,913,989	366,175

Senior Notes	348,180	348,054	126
Revolving credit facility	257,000	15,000	242,000
Term loan facility	498,610	498,485	125
Total debt (C)	1,103,790	861,539	242,251

Redeemable noncontrolling interest (D)	456,346	458,543	(2,197)

Total capitalization = (B) + (C) + (D)	$5,840,300	$5,234,071	$606,229

Total capitalization attributable to Enstar = (A) + (C)	$5,371,502	$4,763,472	$608,030

Debt to total capitalization	18.9%	16.5%	2.4%
Debt and Series D and E Preferred Shares to total capitalization	27.6%	26.2%	1.4%

Debt to total capitalization attributable to Enstar	20.5%	18.1%	2.4%
Debt and Series D and E Preferred Shares to total capitalization available to Enstar	30.0%	28.8%	1.2%

As of March 31, 2019, we had $718.1 million of cash and cash equivalents, excluding restricted cash that supports insurance operations, and included in this amount was $603.9 million held by foreign subsidiaries outside of Bermuda. Based on our group's current corporate structure with a Bermuda domiciled parent company and the jurisdictions in which we operate, if the cash and cash equivalents held by our foreign subsidiaries were to be distributed to us, as dividends or otherwise, such amounts would not be subject to incremental income taxes, however in certain circumstances withholding taxes may be imposed by some jurisdictions, including the United States. Based on existing tax laws, regulations and our current intentions, there was no accrual as of March 31, 2019 for any material withholding taxes on dividends or other distributions, as described in Note 17 - "Income Taxation" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
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
The following table details the dividends that have been declared and paid on our Series D and E Preferred Shares from January 1, 2019 to May 8, 2019:

				Dividend per:
Preferred Share Series	Date Declared	Record Date	Date Payable	Preferred Share	Depositary Share	Total dividends paid and declared in the three months ended March 31, 2019
				(in U.S. dollars)		(in thousands of U.S. dollars)
Series D	February 21, 2019	February 15, 2019	March 1, 2019	$437.50	$0.43750	$7,000
Series E	February 21, 2019	February 15, 2019	March 1, 2019	$486.11	$0.48611	2,139
Series D	May 3, 2019	May 15, 2019	June 1, 2019	$437.50	$0.43750	—
Series E	May 3, 2019	May 15, 2019	June 1, 2019	$437.50	$0.43750	—
						$9,139
Sources and Uses of Cash
Holding Company Liquidity
The potential sources of cash flows to Enstar as a holding company consist of cash flows from our subsidiaries including dividends, advances and loans, and interest income on loans to our subsidiaries. We also borrow under our credit facilities, and during 2017 and 2018, we issued senior notes and preferred shares as described below.
We use cash to fund new acquisitions of companies and significant new business. We also utilize cash for our operating expenses associated with being a public company and to pay interest and principal on loans from subsidiaries and debt obligations, including loans under our credit facilities and our 4.5% senior notes due 2022 (the “Senior Notes”).
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
On March 26, 2019, we entered into a second supplemental indenture relating to our Senior Notes, which limits our right to redeem the Senior Notes at our option, except in the circumstances set forth in the second supplemental indenture. This change enabled the Senior Notes to qualify as Tier 3 capital under the eligible capital rules of the

Bermuda Monetary Authority. Because this amendment did not materially and adversely affect the holders of or the coupons on the Senior Notes, entry into the second supplemental indenture did not require the consent of the holders of the Senior Notes.
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
Operating Company Liquidity
The ability to pay dividends and make other distributions is limited by the applicable laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries operate, including Bermuda, the United Kingdom, the United States, Australia and Continental Europe, which subject these subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, certain of our insurance and reinsurance subsidiaries to maintain minimum capital resources requirements and limit the amount of dividends and other payments that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments. For more information on these laws and regulations, see "Item 1. Business - Regulation" in our Annual Report on Form 10-K for the year ended December 31, 2018. As of March 31, 2019, all of our insurance and reinsurance subsidiaries’ capital resources levels were in excess of the minimum levels required. The ability of our subsidiaries to pay dividends is subject to certain restrictions, as described in Note 22 - "Dividend Restrictions and Statutory Financial Information" in the notes to our consolidated financial statements included within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018. Variability in ultimate loss payments may also result in increased liquidity requirements for our subsidiaries.
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

Cash Flows
The following table summarizes our consolidated cash flows provided by (used in) operating, investing and financing activities:

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands of U.S. dollars)
Cash provided by (used in):
Operating activities	$107,138	$(74,214)	$181,352
Investing activities	(173,007)	(230,229)	57,222
Financing activities	232,861	212,511	20,350
Effect of exchange rate changes on cash	(3,925)	15,059	(18,984)
Net increase (decrease) in cash and cash equivalents	163,067	(76,873)	239,940
Cash and cash equivalents, beginning of period	982,584	1,212,836	(230,252)
Cash and cash equivalents, end of period	$1,145,651	$1,135,963	$9,688
Details of our consolidated cash flows are included in "Item 1. Financial Statements - Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018."
2019 versus 2018: Cash and cash equivalents increased by $163.1 million during the three months ended March 31, 2019 compared with a decrease of $76.9 million during the three months ended March 31, 2018.
For the three months ended March 31, 2019, cash and cash equivalents increased by $163.1 million, as cash provided by operating and financing activities of $107.1 million and $232.9 million, respectively, was partially offset by cash used in investing activities of $173.0 million. Cash provided by operations is largely as a result of the timing of paid losses. Cash provided by financing activities for the three months ended March 31, 2019 was primarily attributable to the net drawdown on the revolving credit facility of $242.0 million, which was used to fund acquisition activity and other corporate activities. Cash used in investing activities for the three months ended March 31, 2019 primarily related to the net subscriptions of other investments of $167.0 million. In addition, we are continuously seeking to deploy surplus operating cash into our investing activities.
For the three months ended March 31, 2018, cash and cash equivalents decreased by $76.9 million, as cash used in operating and investing activities of $74.2 million and $230.2 million, respectively, was partially offset by cash provided by financing activities of $212.5 million. Cash used in operations is largely a result of net paid losses. Cash used in investing activities was primarily related to net subscriptions of other investments of $243.6 million. Cash provided by financing activities for the three months ended March 31, 2018 was primarily attributable to the net receipt of loans of $212.5 million, which provided capital for the reinsurance transactions in our Non-life Run-off segment that were entered into during the three months ended March 31, 2018.
Investable Assets
We define investable assets as the sum of total investments, cash and cash equivalents, restricted cash and cash equivalents and funds held. Investable assets were $13.8 billion as of March 31, 2019 as compared to $12.5 billion as of December 31, 2018, an increase of 10.3%. The increase was primarily due to unrealized gains recorded in the first quarter of 2019 and the investments and funds held balance acquired in relation to the AmTrust RITC transactions.
For information regarding our investments strategy, portfolio and results, refer to "Investable Assets" above.
Reinsurance Balances Recoverable
As of March 31, 2019 and December 31, 2018, we had reinsurance balances recoverable of $2,286.4 million and $2,029.7 million, respectively.

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
For further information regarding our unaudited condensed reinsurance balances recoverable, refer to Note 5 - "Reinsurance Balances Recoverable on Paid and Unpaid Losses" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Debt Obligations
We utilize debt financing and loan facilities primarily for acquisitions, significant new business and, from time to time, for general corporate purposes. For information regarding our debt arrangements, including our loan covenants, refer to Note 12 - "Debt Obligations and Credit Facilities" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. Our debt obligations as of March 31, 2019 and December 31, 2018 were $1,103.8 million and $861.5 million, respectively, as detailed in the below table:

Debt Obligations	Origination Date	Term	March 31, 2019	December 31, 2018
Senior Notes	March 10, 2017	5 years	$348,180	$348,054
EGL Revolving Credit Facility	August 16, 2018	5 years	257,000	15,000
2018 EGL Term Loan Facility	December 27, 2018	3 years	498,610	498,485
Total debt obligations			$1,103,790	$861,539
On August 16, 2018, we and certain of our subsidiaries, as borrowers and guarantors, entered into a five-year unsecured $600.0 million revolving credit agreement. The credit agreement expires in August 2023 and we have the option to increase the commitments under the facility by up to an aggregate of $400.0 million. Borrowings under the facility will bear interest at a rate based on the Company's long term senior unsecured debt ratings.
As of March 31, 2019, we were permitted to borrow up to an aggregate of $600.0 million under the facility. As of March 31, 2019, there was $343.0 million of available unutilized capacity under this facility. We are in compliance with the covenants of the facility. Subsequent to March 31, 2019, we repaid $42.0 million, bringing the unutilized capacity under this facility to $385.0 million.
On December 27, 2018, we entered into and fully utilized a three-year $500.0 million unsecured term loan (the "2018 EGL Term Loan Facility"). Interest is payable at least every three months at the London Interbank Offered Rate ("LIBOR") or the alternate base rate ("ABR") plus a margin set forth in the agreement. In the event of default, the interest rate may increase and the agent may, and at the request of the required lenders shall, cancel lender commitments and demand early repayment. The proceeds were partially used to fund the acquisition of Maiden Reinsurance North America, Inc.

Contractual Obligations
The following table summarizes, as of March 31, 2019, our future payments under contractual obligations and estimated payments for losses and LAE and policy benefits by expected payment date and updates the table on page 99 of our Annual Report on Form 10-K for the year ended December 31, 2018. The table excludes short-term liabilities and includes only obligations that are expected to be settled in cash.

	Total	Less than 1 Year	1 - 3 years	3 - 5 years	6 - 10 years	More than 10 Years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and LAE (1)
Asbestos	$1,604.2	$97.0	$179.5	$167.7	$299.3	$860.7
Environmental	220.3	20.2	37.3	33.1	52.2	77.5
General Casualty	1,031.3	256.5	315.1	165.7	144.8	149.2
Workers' compensation/personal accident	2,234.9	257.2	368.0	277.6	399.7	932.4
Marine, aviation and transit	505.8	152.4	165.6	70.6	61.2	56.0
Construction defect	112.3	24.7	38.1	23.3	17.7	8.5
Professional indemnity/ Directors & Officers	1,082.8	286.4	361.4	185.4	149.2	100.4
Motor	907.6	309.6	276.9	108.8	85.4	126.9
Property	265.7	105.6	89.1	34.8	21.5	14.7
Other	354.2	88.7	97.3	51.9	55.6	60.7
Total Non-Life Run-off	8,319.1	1,598.3	1,928.3	1,118.9	1,286.6	2,387.0
Atrium	222.4	91.3	80.3	30.7	16.8	3.3
StarStone	1,664.7	594.1	595.6	240.5	167.9	66.6
Other	21.0	3.3	8.4	4.0	3.6	1.7
ULAE	374.9	70.3	88.2	51.5	59.2	105.7
Estimated gross reserves for losses and LAE (1)	10,602.1	2,357.3	2,700.8	1,445.6	1,534.1	2,564.3

Policy benefits for life and annuity contracts (2)	117.8	6.0	11.3	12.0	28.1	60.4
Operating lease obligations	64.2	9.2	21.0	13.9	18.0	2.1
Investing Activities
Investment commitments to private equity funds	210.8	98.9	95.8	16.1	—	—
Investment commitments to equity method investments	152.3	152.3	—	—	—	—
Financing Activities
Loan repayments (including estimated interest payments)	1,266.7	50.2	943.6	272.9	—	—
Total	$12,413.9	$2,673.9	$3,772.5	$1,760.5	$1,580.2	$2,626.8

(1)
The reserves for losses and LAE represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above. The amounts in the above table represent our estimates of known liabilities as of March 31, 2019 and do not take into account corresponding reinsurance balance recoverable amounts that would be due to us. Furthermore, certain of the reserves included in the unaudited condensed consolidated financial statements as of March 31, 2019 were acquired by us and initially recorded at fair value with subsequent amortization, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.

(2)
Policy benefits for life and annuity contracts recorded in our unaudited consolidated balance sheet as of March 31, 2019 of $100.7 million are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

In addition to the contractual obligations in the table above, we also have the right to purchase the redeemable noncontrolling interests ("RNCI") from the RNCI holders at certain times in the future (each such right, a "call right") and the RNCI holders have the right to sell their RNCI to us at certain times in the future (each such right, a "put right"). The RNCI rights are described in Note 21 - "Related Party Transactions" in the notes to our consolidated financial statements included within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018.
For additional information relating to our commitments and contingencies, see Note 19 - "Commitments and Contingencies" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
At March 31, 2019, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.
Critical Accounting Policies
Our critical accounting policies are discussed in Management's Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2018 and have not materially changed.
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

Non-GAAP operating income (loss) attributable to Enstar Group Limited ordinary shareholders is calculated by the addition or subtraction of certain items from within our consolidated statements of earnings to or from net earnings (loss) attributable to Enstar Group Limited ordinary shareholders, the most directly comparable GAAP financial measure, as illustrated in the table below:

	Three Months Ended
	March 31,
	2019	2018
	(expressed in thousands of U.S. dollars, except share and per share data)
Net earnings (loss) attributable to Enstar Group Limited ordinary shareholders	$358,751	$(41,210)
Adjustments:
Net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed (1)	(246,151)	138,106
Change in fair value of insurance contracts for which we have elected the fair value option	56,041	(40,241)
Tax effects of adjustments (2)	21,849	(11,226)
Adjustments attributable to noncontrolling interest (3)	9,170	(5,802)
Non-GAAP operating income (loss) attributable to Enstar Group Limited ordinary shareholders (4)	$199,660	$39,627

Diluted net earnings (loss) per ordinary share	$16.57	$(2.12)
Adjustments:
Net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed (1)	(11.37)	7.06
Change in fair value of insurance contracts for which we have elected the fair value option	2.59	(2.05)
Tax effects of adjustments (2)	1.01	(0.57)
Adjustments attributable to noncontrolling interest (3)	0.42	(0.30)
Diluted non-GAAP operating income (loss) per ordinary share (4)	$9.22	$2.02

Weighted average ordinary shares outstanding - diluted	21,645,862	19,602,512
(1) Represents the net realized and unrealized gains and losses related to fixed maturity securities. Our fixed maturity securities are held directly on our balance sheet and also within the "Funds held - directly managed" balance. The changes in the value of these managed funds held balances are described in our financial statement notes as: (i) funds held - directly managed, (ii) embedded derivative on funds held - directly managed, and (iii) the fair value option on funds held - directly managed. Refer to Note 3 - "Investments" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for further details on our net realized and unrealized gains and losses.
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

Cautionary Statement Regarding Forward-Looking Statements
This quarterly report and the documents incorporated by reference contain statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our financial condition, results of operations, business strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of our management, as well as the markets for our ordinary shares and the insurance and reinsurance sectors in general. Statements that include words such as "estimate," "project," "plan," "intend," "expect," "anticipate," "believe," "would," "should," "could," "seek," "may" and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. All forward-looking statements are necessarily estimates or expectations, and not statements of historical fact, reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward looking statements should, therefore, be considered in light of various important factors, including those set forth in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2018. These factors include:

•	risks associated with implementing our business strategies and initiatives;

•	the adequacy of our loss reserves and the need to adjust such reserves as claims develop over time;

•
risks relating to our acquisitions, including our ability to evaluate opportunities, successfully price acquisitions, evaluate opportunities, address operational challenges, support our planned growth and assimilate acquired companies into our internal control system in order to maintain effective internal controls, provide reliable financial reports and prevent fraud;

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
The factors listed above should be not construed as exhaustive and should be read in conjunction with the other cautionary statements and Risk Factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2018. We undertake no obligation to publicly update or review any forward looking statement, whether to reflect any change in our expectations with regard thereto, or as a result of new information, future developments or otherwise, except as required by law.

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
We are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk. Our policies to address these risks in 2019 are not materially different than those used in 2018, other than as described herein, and, based on our current knowledge and expectations, we do not currently anticipate significant changes in our market risk exposures or in how we will manage those exposures in future reporting periods.
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
The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, in our fixed maturity and short-term investments portfolio classified as trading and available-for-sale and our funds held directly managed portfolio:

	Interest Rate Shift in Basis Points
As of March 31, 2019	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$9,167	$8,952	$8,739	$8,522	$8,316
Market Value Change from Base	4.9%	2.4%	—	(2.5)%	(4.8)%
Change in Unrealized Value	$428	$213	$—	$(217)	$(423)

As of December 31, 2018	-100	-50	—	+50	+100
Total Market Value	$9,147	$8,920	$8,698	$8,484	$8,279
Market Value Change from Base	5.2%	2.6%	—	(2.5)%	(4.8)%
Change in Unrealized Value	$449	$222	$—	$(214)	$(419)
Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities, short-term investments and funds held - directly managed may be materially different from the resulting change in value indicated in the tables above.

The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in credit spreads assuming interest rates remain fixed, in our fixed maturity and short-term investments portfolio classified as trading and available-for-sale and our funds held directly managed portfolio as of March 31, 2019 and December 31, 2018:

	Credit Spread Shift in Basis Points
As at March 31, 2019	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$8,739	$8,529	$8,327
Market Value Change from Base	—	(2.4)%	(4.7)%
Change in Unrealized Value	$—	$(210)	$(412)

As at December 31, 2018	—	+50	+100
Total Market Value	$8,698	$8,502	$8,314
Market Value Change from Base	—	(2.3)%	(4.4)%
Change in Unrealized Value	$—	$(196)	$(384)
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
Fixed Maturity and Short-Term Investments
As a holder of $8.7 billion of fixed maturity and short-term investments, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity investments of short-to-medium duration and mutual funds. A table of credit ratings for our fixed maturity and short-term investments is in Note 3 - "Investments" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we do not believe we have significant concentrations of credit risk. A summary of our fixed maturity and short-term investments by credit rating is as follows:

Credit rating	March 31, 2019	December 31, 2018	Change
AAA	24.3%	28.2%	(3.9)%
AA	14.9%	14.4%	0.5%
A	32.9%	30.2%	2.7%
BBB	24.0%	23.4%	0.6%
Non-investment grade	3.5%	3.6%	(0.1)%
Not rated	0.4%	0.2%	0.2%
Total	100.0%	100.0%

Average credit rating	A+	A+
Reinsurance Balances Recoverable
We have exposure to credit risk as it relates to our reinsurance balances recoverable. Our insurance subsidiaries remain liable to the extent that retrocessionaires do not meet their contractual obligations and, therefore, we evaluate and monitor concentration of credit risk among our reinsurers. A discussion of our reinsurance balances recoverable is in Note 5 - "Reinsurance Balances Recoverable on Paid and Unpaid Losses" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

Funds Held
Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds balance is credited with investment income and losses payable are deducted. We are subject to credit risk if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due. Our funds held are shown under two categories on the consolidated balance sheets, where funds held upon which we receive the underlying portfolio economics are shown as "Funds held - directly managed", and funds held where we receive a fixed crediting rate are shown as "Funds held by reinsured companies". Both types of funds held are subject to credit risk. We routinely monitor the creditworthiness of reinsured companies with whom we have funds held arrangements. As of March 31, 2019, we have a significant concentration of $1,101.9 million to one reinsured company which has financial strength credit ratings of A+ from A.M. Best and AA from Standard & Poor's. In connection with the AmTrust RITC transactions, we have recorded, in aggregate $601.9 million as funds held, which is expected to be received in the second quarter of 2019 and subsequently invested in accordance with our investment guidelines.
Equity Price Risk
Our portfolio of equity investments, including the equity funds and call options on equities included in other investments and other assets (collectively, "equities at risk"), has exposure to equity price risk, which is the risk of potential loss in fair value resulting from adverse changes in stock prices. Our global equity portfolio is correlated with a blend of the S&P 500 and MSCI World indices, and changes in this blend of indices would approximate the impact on our portfolio. The following table summarizes the aggregate hypothetical change in fair value from a 10% decline in the overall market prices of our equities at risk:

	March 31, 2019	December 31, 2018	Change
	(in millions of U.S. dollars)
Publicly traded equity investments in common and preferred stocks	$171.7	$138.4	$33.3
Privately held equity investments in common and preferred stocks	228.7	228.7	—
Private equity funds	235.5	248.6	(13.1)
Equity funds	374.2	333.7	40.5
Fair value of equities at risk	$1,010.1	$949.4	$60.7

Impact of 10% decline in fair value	$101.0	$94.9	$6.1
In addition to the above, at March 31, 2019 we also have investments of $979.3 million (December 31, 2018: $852.6 million) in hedge funds, included within our other investments, at fair value, that have exposure, among other items, to equity price risk.
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
We have exposure to foreign currency risk through our ownership of European, British and Australian subsidiaries whose functional currencies are the Euro, British pound and Australian dollar, respectively. The foreign exchange gain or loss resulting from the translation of their financial statements from functional currency into U.S. dollars is recorded in the currency translation adjustment account, which is a component of accumulated other comprehensive income (loss) in shareholders’ equity. During the year ended December 31, 2018, we fully repaid our borrowing of Euros under our revolving credit facility, which was hedging the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currency is denominated in Euros, and replaced the hedge with a Euro-denominated foreign currency forward contract. During the three months ended March 31, 2019 and 2018, we utilized forward exchange contracts to hedge the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currencies are denominated in Australian dollars. The loan and the forward contracts are discussed in Note 4 - "Derivatives and Hedging Instruments" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report. We utilized hedge accounting to record the foreign exchange gain or loss on these instruments in the cumulative translation account.
In addition, we also have exposure to foreign currency risk through our investment and run-off portfolios and from time to time, we may utilize foreign currency forward contracts to hedge these foreign currency exposures in British pounds, Canadian dollars, Euros and Australian dollars which were not designated for hedge accounting.
The table below summarizes our net exposures to foreign currencies:

As of March 31, 2019	AUD	CAD	EUR	GBP	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$(20.7)	$12.6	$30.5	$56.5	$(1.8)	$77.1

Pre-tax impact of a 10% movement of the U.S. dollar(1)	$(2.1)	$1.3	$3.1	$5.7	$(0.2)	$7.7

As of December 31, 2018	AUD	CAD	EUR	GBP	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$17.5	$20.2	$17.2	$(35.8)	$1.7	$20.7

Pre-tax impact of a 10% movement of the U.S. dollar(1)	$1.8	$2.0	$1.7	$(3.6)	$0.2	$2.1

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2019. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of legal proceedings, see Note 19 - "Commitments and Contingencies" in the notes to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Our results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. The risk factors identified therein have not materially changed.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about ordinary shares acquired by the Company during the three months ended March 31, 2019, which were shares withheld from employees in order to facilitate the payment of withholding taxes on restricted shares. The Company does not have a share repurchase program.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Program
January 1, 2019 - January 31, 2019	167	$169.28	—	—
February 1, 2019 - February 28, 2019	—	$—	—	—
March 1, 2019 - March 31, 2019	811	$174.00	—	—
Total	978		—	—
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

3.5	Certificate of Designations of 7.00% perpetual non-cumulative preference shares, Series E (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 21, 2018).

4.1
Second Supplemental Indenture, dated as of March 26, 2019, between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed March 26, 2019.

10.1*	Employment Agreement, dated January 8, 2018, by and between Enstar Group Limited and Paul M.J. Brockman.

10.2*	Master Agreement, dated March 1, 2019, by and among Maiden Holdings, Ltd., Maiden Reinsurance Ltd. and Enstar Group Limited.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files.
________________________________
*     filed herewith
** furnished herewith
† Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to supplementally furnish to the SEC upon request any omitted schedule or exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2019.

ENSTAR GROUP LIMITED

By:	/S/ GUY BOWKER
Guy Bowker Chief Financial Officer, Authorized Signatory, Principal Financial Officer and Principal Accounting Officer