Form 10-Q
period 2019-06-30
Enstar Group LTD
filed 2019-08-06
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Ordinary shares, par value $1.00 per share	ESGR	The NASDAQ Stock Market	LLC
Depositary Shares, Each Representing a 1/1,000th Interest in a 7.00% Fixed-to-Floating Rate	ESGRP	The NASDAQ Stock Market	LLC
Perpetual Non-Cumulative Preferred Share, Series D, Par Value $1.00 Per Share
Depositary Shares, Each Representing a 1/1,000th Interest	ESGRO	The NASDAQ Stock Market	LLC
in a 7.00% Perpetual Non-Cumulative Preferred Share, Series E, Par Value $1.00 Per Share
As at August 5, 2019, the registrant had outstanding 17,987,545 voting ordinary shares and 3,509,682 non-voting convertible ordinary shares, each par value $1.00 per share.

Enstar Group Limited
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2019

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2019 (unaudited) and December 31, 2018

	June 30, 2019	December 31, 2018
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$46,537	$114,116
Fixed maturities, trading, at fair value	7,635,146	7,248,793
Fixed maturities, available-for-sale, at fair value (amortized cost: 2019 — $61,845; 2018 — $151,433)	62,782	151,609
Funds held - directly managed	1,232,775	1,198,154
Equities, at fair value	522,038	367,125
Other investments, at fair value	2,419,512	1,957,757
Equity method investments	270,278	204,507
Total investments (Note 4 and Note 9)	12,189,068	11,242,061
Cash and cash equivalents	1,073,485	602,096
Restricted cash and cash equivalents	450,300	380,488
Premiums receivable	651,301	787,468
Deferred tax assets (Note 18)	8,737	10,124
Prepaid reinsurance premiums	192,917	198,990
Reinsurance balances recoverable (Note 6)	1,500,188	1,290,072
Reinsurance balances recoverable, at fair value (Note 6 and Note 9)	743,304	739,591
Funds held by reinsured companies	389,507	321,267
Deferred acquisition costs	178,208	121,101
Goodwill and intangible assets (Note 12)	217,595	218,725
Other assets	630,232	644,287
TOTAL ASSETS	$18,224,842	$16,556,270

LIABILITIES
Losses and loss adjustment expenses (Note 8)	$7,061,385	$6,535,449
Losses and loss adjustment expenses, at fair value (Note 8 and Note 9)	2,772,501	2,874,055
Policy benefits for life and annuity contracts (Note 10)	—	105,080
Unearned premiums	890,459	842,618
Insurance and reinsurance balances payable	427,368	388,086
Deferred tax liabilities (Note 18)	9,118	10,542
Debt obligations (Note 13)	1,497,447	861,539
Other liabilities	603,429	566,369
TOTAL LIABILITIES	13,261,707	12,183,738

COMMITMENTS AND CONTINGENCIES (Note 20)

REDEEMABLE NONCONTROLLING INTEREST (Note 14)	435,696	458,543

SHAREHOLDERS’ EQUITY (Note 15)
Ordinary shares (par value $1 each, issued and outstanding 2019: 21,484,537; 2018: 21,459,997):
Voting Ordinary shares (issued and outstanding 2019: 17,974,855; 2018: 17,950,315)	17,975	17,950
Non-voting convertible ordinary Series C Shares (issued and outstanding 2019 and 2018: 2,599,672)	2,600	2,600
Non-voting convertible ordinary Series E Shares (issued and outstanding 2019 and 2018: 910,010)	910	910
Preferred Shares:
Series C Preferred Shares (issued and held in treasury 2019 and 2018: 388,571)	389	389
Series D Preferred Shares (issued and outstanding 2019 and 2018: 16,000)	400,000	400,000
Series E Preferred Shares (issued and outstanding 2019 and 2018: 4,400)	110,000	110,000
Treasury shares, at cost (Series C Preferred shares 2019 and 2018: 388,571)	(421,559)	(421,559)
Additional paid-in capital	1,822,202	1,804,664
Accumulated other comprehensive income	9,196	10,440
Retained earnings	2,573,117	1,976,539
Total Enstar Group Limited Shareholders’ Equity	4,514,830	3,901,933
Noncontrolling interest (Note 14)	12,609	12,056
TOTAL SHAREHOLDERS’ EQUITY	4,527,439	3,913,989
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	$18,224,842	$16,556,270
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
For the Three and Six Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$276,563	$228,812	$611,850	$399,031
Fees and commission income	6,178	8,352	12,859	16,683
Net investment income	77,732	66,469	156,428	132,788
Net realized and unrealized gains (losses)	269,711	(54,418)	730,502	(197,448)
Other income (expenses)	11,030	(9,351)	16,842	(7,408)
	641,214	239,864	1,528,481	343,646
EXPENSES
Net incurred losses and loss adjustment expenses	216,338	92,819	528,742	112,353
Life and annuity policy benefits	2,194	(160)	2,290	(206)
Acquisition costs	66,855	53,334	160,643	83,442
General and administrative expenses	117,519	102,612	229,593	197,872
Interest expense	13,036	8,922	24,072	16,933
Net foreign exchange (gains) losses	(2,587)	(5,519)	(6,437)	349
	413,355	252,008	938,903	410,743
EARNINGS (LOSS) BEFORE INCOME TAXES	227,859	(12,144)	589,578	(67,097)
Income tax expense	(7,518)	(3,646)	(12,267)	(3,818)
Earnings from equity method investments	17,713	15,645	26,485	30,342
NET EARNINGS (LOSS)	238,054	(145)	603,796	(40,573)
Net loss attributable to noncontrolling interest	2,713	8,389	4,861	7,607
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	240,767	8,244	608,657	(32,966)
Dividends on preferred shares	(8,925)	—	(18,064)	—
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$231,842	$8,244	$590,593	$(32,966)

Earnings (Loss) per ordinary share attributable to Enstar Group Limited:
Basic	$10.79	$0.40	$27.51	$(1.65)
Diluted	$10.70	$0.40	$27.26	$(1.65)
Weighted average ordinary shares outstanding:
Basic	21,477,772	20,462,788	21,470,675	19,938,815
Diluted	21,675,451	20,671,232	21,661,769	20,140,367
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the Three and Six Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(expressed in thousands of U.S. dollars)
NET EARNINGS (LOSS)	$238,054	$(145)	$603,796	$(40,573)

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on fixed income available-for-sale investments arising during the period	1,244	(1,351)	4,907	(1,697)
Reclassification adjustment for net realized gains (losses) included in net earnings	(4,218)	21	(4,157)	51
Unrealized gains (losses) arising during the period, net of reclassification adjustments	(2,974)	(1,330)	750	(1,646)
Total cumulative translation adjustment	(1,038)	176	(1,839)	1,401
Total other comprehensive loss	(4,012)	(1,154)	(1,089)	(245)

Comprehensive income (loss)	234,042	(1,299)	602,707	(40,818)
Comprehensive loss attributable to noncontrolling interest	2,642	8,745	4,706	7,989
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$236,684	$7,446	$607,413	$(32,829)
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
For the Three and Six Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(expressed in thousands of U.S. dollars)
Share Capital — Voting Ordinary Shares
Balance, beginning of period	$17,958	$16,413	$17,950	$16,402
Issue of shares	17	1,517	25	1,528
Balance, end of period	$17,975	$17,930	$17,975	$17,930
Share Capital — Non-Voting Convertible Ordinary Series C Shares
Balance, beginning and end of period	$2,600	$2,600	$2,600	$2,600
Share Capital — Non-Voting Convertible Ordinary Series E Shares
Balance, beginning of period	$910	$405	$910	$405
Issue of shares	—	505	—	505
Balance, end of period	$910	$910	$910	$910
Share Capital — Series C Convertible Participating Non-Voting Preferred Shares
Balance, beginning and end of period	$389	$389	$389	$389
Share Capital — Series D Preferred Shares
Balance, beginning of period	$400,000	$—	$400,000	$—
Issue of shares	—	400,000	—	400,000
Balance, end of period	$400,000	$400,000	$400,000	$400,000
Share Capital — Series E Preferred Shares
Balance, beginning and end of period	$110,000	$—	$110,000	$—
Treasury Shares (Series C Preferred Shares)
Balance, beginning and end of period	$(421,559)	$(421,559)	$(421,559)	$(421,559)
Additional Paid-in Capital
Balance, beginning of period	$1,809,107	$1,400,624	$1,804,664	$1,395,067
Issue of voting ordinary shares	455	413,298	921	413,204
Issuance costs of preferred shares	—	(10,518)	—	(10,518)
Amortization of share-based compensation	12,640	4,659	16,617	10,310
Balance, end of period	$1,822,202	$1,808,063	$1,822,202	$1,808,063
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$13,279	$11,403	$10,440	$10,468
Currency translation adjustment
Balance, beginning of period	10,183	12,400	10,986	11,171
Change in currency translation adjustment	(1,036)	181	(1,839)	1,410
Balance, end of period	9,147	12,581	9,147	12,581
Defined benefit pension liability
Balance, beginning and end of period	(987)	(3,143)	(987)	(3,143)
Unrealized gains (losses) on available-for-sale investments
Balance, beginning of period	4,083	2,146	441	2,440
Change in unrealized gains (losses) on available-for-sale investments	(3,047)	(980)	595	(1,274)
Balance, end of period	1,036	1,166	1,036	1,166
Balance, end of period	$9,196	$10,604	$9,196	$10,604
Retained Earnings
Balance, beginning of period	$2,335,028	$2,089,760	$1,976,539	$2,132,912
Net earnings (losses) attributable to Enstar Group Limited	238,054	(145)	603,796	(40,573)
Net loss attributable to noncontrolling interest	2,713	8,389	4,861	7,607
Dividends on preferred shares	(8,925)	—	(18,064)	—
Change in redemption value of redeemable noncontrolling interests	6,247	480	5,985	111
Cumulative effect of change in accounting principle	—	—	—	(1,573)
Balance, end of period	$2,573,117	$2,098,484	$2,573,117	$2,098,484

Noncontrolling Interest (excludes Redeemable Noncontrolling Interest)
Balance, beginning of period	$12,452	$9,276	$12,056	$9,264
Purchase of noncontrolling shareholders' interest in subsidiaries	(47)	—	(47)	—
Contribution of capital	—	—	—	49
Net earnings attributable to noncontrolling interest	204	451	600	414
Balance, end of period	$12,609	$9,727	$12,609	$9,727

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019	2018
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings (loss)	$603,796	$(40,573)
Adjustments to reconcile net earnings (loss) to cash flows provided by (used in) operating activities:
Realized losses (gains) on sale of investments	(26,394)	8,606
Unrealized losses (gains) on investments	(704,108)	188,842
Depreciation and other amortization	15,948	19,211
Earnings from equity method investments	(26,485)	(30,342)
Sales and maturities of trading securities	2,785,464	2,105,511
Purchases of trading securities	(2,832,963)	(3,060,227)
Other non-cash items	18,187	10,626
Changes in:
Reinsurance balances recoverable	(213,977)	(339,827)
Funds held by reinsured companies	(68,240)	(84,049)
Losses and loss adjustment expenses	424,794	1,209,709
Policy benefits for life and annuity contracts	(104,202)	(5,059)
Insurance and reinsurance balances payable	38,922	117,741
Unearned premiums	47,841	170,849
Premiums receivable	136,171	(137,106)
Other operating assets and liabilities	917	(246,462)
Net cash flows provided by (used in) operating activities	95,671	(112,550)
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	1,071	5,657
Sales and maturities of available-for-sale securities	90,536	44,112
Purchase of available-for-sale securities	(147)	(9,226)
Purchase of other investments	(286,185)	(462,336)
Proceeds from other investments	85,848	324,633
Purchase of equity method investments	(41,202)	—
Other investing activities	(3,724)	(7,841)
Net cash flows used in investing activities	(153,803)	(105,001)
FINANCING ACTIVITIES:
Issuance of preferred shares, net of issuance costs	—	389,482
Dividends on preferred shares	(18,064)	—
Contribution by noncontrolling interest	—	49
Dividends paid to noncontrolling interest	(11,556)	—
Purchase of noncontrolling shareholders' interest in subsidiaries	(47)	—
Receipt of loans	1,050,806	374,069
Repayment of loans	(415,370)	(578,062)
Net cash flows provided by financing activities	605,769	185,538
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	(6,436)	2,770
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	541,201	(29,243)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	982,584	1,212,836
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,523,785	$1,183,593

Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$573	$13,928
Interest paid	$21,246	$16,247

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	1,073,485	819,709
Restricted cash and cash equivalents	450,300	363,884
Cash, cash equivalents and restricted cash	$1,523,785	$1,183,593
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
We adopted ASU 2016-02 and the related amendments on January 1, 2019 using the modified retrospective transition method as required by the standard and recognized a right-of-use asset and an associated lease liability of $51.6 million on our consolidated balance sheet, relating primarily to office space and facilities that we have leased to conduct our business operations. Refer to Note 20 - "Commitments and Contingencies" for further details.
Recently Issued Accounting Pronouncements Not Yet Adopted
Note 2 - "Significant Accounting Policies" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 describes accounting pronouncements that were not adopted as of December 31, 2018. Those pronouncements have not yet been adopted unless discussed above in "New Accounting Standards Adopted in 2019". In addition, the following relevant accounting pronouncements were issued by the FASB either during or subsequent to the six months ended June 30, 2019 and are yet to be adopted.
ASU 2019-07 - Codification Updates to SEC Sections
In July 2019, the FASB issued ASU 2019-07 in response to the Securities and Exchange Commission's ("SEC's") disclosure update and simplification initiative. The ASU clarifies or improves the disclosure and presentation requirements of a variety of Codification Topics by aligning them with the SEC’s regulations, thereby eliminating redundancies and making the Codification easier to apply. We do not expect the disclosure and presentation amendments included in this ASU, which are to be applied prospectively, to have a material impact on our consolidated financial statements and related disclosures.
ASU 2019-05 - Targeted Transition Relief for ASC 326 - Financial Instruments - Credit Losses
In May 2019, the FASB issued ASU 2019-05, which amends ASU 2016-13 on credit losses as codified in ASC 326 to provide entities with an option to irrevocably elect the fair value option for certain financial assets previously measured on an amortized cost basis. Entities that avail themselves of this transition relief will have the option to irrevocably elect the fair value option in ASC 825-10 on an instrument-by-instrument basis for eligible instruments, upon the adoption of ASC 326. The fair value option election, however, does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently apply the guidance in ASC 820-10 and ASC 825-10 to

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the eligible instruments for which it has elected the fair value option.
The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2019, although early adoption is permitted for entities that have already adopted ASU 2016-13. The ASU requires that these amendments should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening retained earnings balance as of the date that an entity adopts ASU 2016-13.
We expect to adopt ASU 2019-05 on January 1, 2020 concurrently with our adoption of ASU 2016-13. However, since we do not intend to elect the fair value option for balances recoverable from our reinsurers as well as the balances retained by our insureds under funds held arrangements which are within the scope of ASC 326, we do not expect the adoption of ASU 2019-05 to have a material impact on our consolidated financial statements and related disclosures. This is attributable to the fact that our other financial instruments that are currently measured at amortized cost and which will be eligible for the fair value option election under ASU 2019-05 do not constitute a material proportion of our total assets.
ASU 2019-04 - Codification Improvements to ASC 326 - Financial Instruments - Credit Losses, ASC 815 - Derivatives and Hedging and ASC 825 - Financial Instruments
In April 2019, the FASB issued ASU 2019-04, which amends (1) ASU 2016-13 on credit losses as codified in ASC 326, (2) ASU 2017-12 on hedging activities as codified in ASC 815, and (3) ASU 2016-01 on recognizing and measuring financial instruments as codified in ASC 825-10. The amendments in ASU 2019-04 clarify the scope of these standards and address certain issues related to their implementation. Specifically, the amendments clarify the scope of the credit losses standard and address issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments. With respect to the hedge accounting standard, the amendments address partial-term fair value hedges, fair value hedge basis adjustments, and certain transition requirements. On recognizing and measuring financial instruments, the ASU addresses the scope of ASC 825, the requirement for re-measurement under ASC 820 when using the measurement alternative, certain disclosure requirements, and the specification of equity securities that have to be remeasured at historical exchange rates.
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
Refer to Note 19 - "Related Party Transactions" for additional information relating to KaylaRe.
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

Fair Value of Previously Held Equity Method Investment
Prior to the close of the transaction, Enstar held a 48.2% interest in KaylaRe, which was accounted for as an equity method investment in accordance with ASC 323 - Investments - Equity Method and Joint Ventures. The acquisition of the remaining 51.8% equity interest in KaylaRe was considered a step acquisition, whereby we remeasured the previously held equity method investment to fair value. We considered multiple factors in determining the fair value of the previously held equity method investment, including: (i) the price negotiated with the selling shareholders for the 51.8% equity interest in KaylaRe, (ii) recent market transactions for similar companies, and (iii) current trading multiples for comparable companies. Based on this analysis, we determined a valuation multiple of 1.05 to KaylaRe's carrying book value to be appropriate to remeasure the previously held equity method investment at fair value. This resulted in the recognition of a gain of $16.0 million on completion of the step acquisition of KaylaRe, which was recorded in earnings from equity method investments for the three months ended June 30, 2018.

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

Adjustment for the Fair Value of Preexisting Relationships
Enstar had contractual preexisting relationships with KaylaRe, which were deemed to be effectively settled at fair value on the acquisition date. The difference between the carrying value and the fair value of the preexisting relationships was included as part of the purchase price in accordance with ASC 805 - Business Combinations. The fair value of the balances relating to preexisting reinsurance relationships with KaylaRe was determined using a discounted cash flow approach and, where applicable, consideration was given to stated contractual settlement provisions, when determining the loss to be recorded on the deemed settlement of these preexisting relationships. The fair values of the balances arising from the non-reinsurance preexisting relationships with KaylaRe were deemed to equal their carrying values given their short-term nature and the expectation that they would all be settled within the next twelve months.
As a result of effectively settling all contractual preexisting relationships with KaylaRe, the Company recognized a loss of $15.6 million, which was recorded in other income (loss) in the three months ended June 30, 2018, as summarized below:

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

The table below summarizes the results of the KaylaRe operations, which are included in our consolidated statement of earnings from the acquisition date to June 30, 2018:

Premiums earned	$5,381
Incurred losses and LAE	(4,960)
Acquisition costs	(135)
Underwriting income	286
Net investment income	791
Net unrealized gains	15,247
Net loss	$16,324

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maiden Re North America
On December 27, 2018, we completed the acquisition of Maiden Reinsurance North America, Inc. (“Maiden Re North America”) from a subsidiary of Maiden Holdings, Ltd.  The net consideration payable was $286.4 million, subject to post-closing adjustments, and we assumed $1.0 billion of gross loss and loss adjustment expense reserves upon closing. As part of the acquisition, we also novated and assumed certain reinsurance agreements from Maiden Reinsurance Ltd., assuming total gross unaffiliated reserves of $72.1 million for total assets of $70.4 million on a funds held basis. Maiden Reinsurance Ltd. also provided us with a reinsurance cover for loss reserve development in excess of $100.0 million in excess of the net loss and loss adjustment expenses recorded as of June 30, 2018, up to a maximum $25.0 million. In connection with completing the adverse development cover transaction described in Note 3 - "Significant New Business", we and the Maiden companies agreed to finalize the Maiden Re North America purchase price without post-closing adjustment, and to cancel the excess of loss reinsurance cover of $25.0 million. There was no impact to our consolidated statement of earnings or balance sheet as a result of these actions.
3. SIGNIFICANT NEW BUSINESS
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
Maiden
On August 5, 2019, we and Maiden Reinsurance Ltd. (“Maiden Re Bermuda”) completed a transaction pursuant to the previously announced Master Agreement with Maiden Holdings, Ltd. and Maiden Re Bermuda to provide adverse development cover reinsurance to Maiden Re Bermuda, effective January 1, 2019. In the transaction, Maiden Re Bermuda ceded and we assumed as retrocessionaire Maiden Re Bermuda's liability under its quota share agreement with the Bermuda subsidiary ("AmTrust Bermuda") of AmTrust Financial Services, Inc. (“AmTrust”). The adverse development cover reinsurance is for losses incurred on or prior to December 31, 2018 in excess of a $2.178 billion retention up to a $600.0 million limit, in exchange for consideration of $445.0 million. Enstar's reinsurance performance obligations in the transaction are collateralized in accordance with a Master Collateral Agreement among Enstar, Maiden Re Bermuda, AmTrust and certain subsidiaries of AmTrust. The retention, limit and premium were reduced from the previously announced transaction following the parties’ agreement to include only losses under the Bermuda quota share agreement between Maiden Re Bermuda and AmTrust Bermuda.
Amerisure
On April 11, 2019, we completed a loss portfolio transfer reinsurance agreement with Amerisure Mutual Insurance Company ("Amerisure") and Allianz Risk Transfer (Bermuda) Limited (“ART Bermuda”). In the transaction, Amerisure ceded, and each of Enstar and ART Bermuda severally assumed, a 50% quota share of the construction defect losses incurred by Amerisure and certain of its subsidiaries on or before December 31, 2012. Under the agreement, which was effective as of January 1, 2019, we assumed $48.3 million of gross reserves in exchange for consideration of $45.5 million and recorded a deferred charge asset of $2.9 million.
AmTrust RITC Transactions
On February 14, 2019, we completed four RITC transactions with Syndicates 1206, 1861, 2526 and 5820 (collectively the "AmTrust RITC Transactions"), managed by AmTrust Syndicates Limited, under which we reinsured to close the 2016 and prior underwriting years. We assumed, among other items, gross loss reserves of £703.8 million ($897.1 million) and net loss reserves of £486.8 million ($620.4 million) relating to the portfolios in exchange for consideration of £539.9 million ($688.2 million) and recorded a deferred charge asset of $20.6 million. We have an investment in AmTrust, as described further in Note 19 - "Related Party Transactions".

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
Fixed Maturity Investments
Asset Types
The fair values of the underlying asset types of our short-term investments and fixed maturity investments, classified as trading and available-for-sale, and the fixed maturity investments included within our funds held - directly managed balance were as follows:

	June 30, 2019
	Short-term investments, trading	Fixed maturities, trading	Fixed maturities, available-for-sale	Fixed maturities, funds held - directly managed	Total
U.S. government and agency	$18,321	$385,640	$—	$107,582	$511,543
U.K. government	1,207	348,601	—	—	349,808
Other government	91	644,790	33,336	20,535	698,752
Corporate	24,344	4,485,789	27,381	603,347	5,140,861
Municipal	—	104,469	2,059	54,901	161,429
Residential mortgage-backed	—	325,578	6	90,723	416,307
Commercial mortgage-backed	—	694,455	—	245,961	940,416
Asset-backed	2,574	645,824	—	84,955	733,353
Total fixed maturity and short-term investments	$46,537	$7,635,146	$62,782	$1,208,004	$8,952,469

	December 31, 2018
	Short-term investments, trading	Fixed maturities, trading	Fixed maturities, available-for-sale	Fixed maturities, funds held - directly managed	Total
U.S. government and agency	$45,885	$389,735	$573	$74,052	$510,245
U.K. government	2,275	298,356	—	—	300,631
Other government	19,064	679,525	73,185	22,036	793,810
Corporate	44,900	4,081,793	75,359	637,788	4,839,840
Municipal	—	73,856	2,480	53,929	130,265
Residential mortgage-backed	—	682,962	12	90,583	773,557
Commercial mortgage-backed	—	488,598	—	224,465	713,063
Asset-backed	1,992	553,968	—	80,521	636,481
Total fixed maturity and short-term investments	$114,116	$7,248,793	$151,609	$1,183,374	$8,697,892

Included within residential and commercial mortgage-backed securities as of June 30, 2019 were securities issued by U.S. governmental agencies with a fair value of $286.9 million (December 31, 2018: $656.6 million). Included within corporate securities as of June 30, 2019 were senior secured loans of $28.5 million (December 31, 2018: $20.4 million).

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

As of June 30, 2019	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$374,739	$370,717	4.1%
More than one year through two years	643,039	642,041	7.2%
More than two years through five years	2,049,209	2,073,343	23.2%
More than five years through ten years	1,965,094	2,033,967	22.7%
More than ten years	1,652,675	1,742,325	19.4%
Residential mortgage-backed	408,353	416,307	4.7%
Commercial mortgage-backed	919,921	940,416	10.5%
Asset-backed	733,390	733,353	8.2%
	$8,746,420	$8,952,469	100.0%

Credit Ratings
The following table sets forth the credit ratings of our short-term investments and fixed maturity investments, classified as trading and available-for-sale, and the fixed maturity investments included within our funds held - directly managed balance as of June 30, 2019:

	Amortized Cost	Fair Value	% of Total	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated

U.S. government and agency	$503,213	$511,543	5.7%	$511,476	$67	$—	$—	$—	$—
U.K. government	334,635	349,808	3.9%	3,532	346,276	—	—	—	—
Other government	684,461	698,752	7.8%	271,432	172,558	57,490	160,766	36,506	—
Corporate	5,010,376	5,140,861	57.4%	112,084	498,379	2,524,300	1,803,166	202,581	351
Municipal	152,071	161,429	1.8%	12,030	76,305	54,748	18,346	—	—
Residential mortgage-backed	408,353	416,307	4.7%	307,768	42,936	2,365	3,522	52,014	7,702
Commercial mortgage-backed	919,921	940,416	10.5%	653,516	99,824	104,021	65,044	8,296	9,715
Asset-backed	733,390	733,353	8.2%	301,518	104,211	175,680	133,517	17,170	1,257
Total	$8,746,420	$8,952,469	100.0%	$2,173,356	$1,340,556	$2,918,604	$2,184,361	$316,567	$19,025
% of total fair value				24.3%	15.0%	32.6%	24.4%	3.5%	0.2%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrealized Gains and Losses Available-for-sale Fixed Maturity Investments
The amortized cost and fair values of our fixed maturity investments classified as available-for-sale were as follows:

As of June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (Non-OTTI)	Fair Value
Other government	$32,438	$1,179	$(281)	$33,336
Corporate	27,349	442	(410)	27,381
Municipal	2,052	10	(3)	2,059
Residential mortgage-backed	6	—	—	6
	$61,845	$1,631	$(694)	$62,782

As of December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (Non-OTTI)	Fair Value
U.S. government and agency	$576	$—	$(3)	$573
Other government	72,811	1,219	(845)	73,185
Corporate	75,535	1,006	(1,182)	75,359
Municipal	2,499	—	(19)	2,480
Residential mortgage-backed	12	—	—	12
	$151,433	$2,225	$(2,049)	$151,609

Gross Unrealized Losses on Available-for-sale Fixed Maturity Investments
The following tables summarize our fixed maturity investments classified as available-for-sale that are in a gross unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
As of June 30, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity investments, at fair value
Other government	4,112	(281)	—	—	4,112	(281)
Corporate	7,485	(394)	747	(16)	8,232	(410)
Municipal	812	(3)	—	—	812	(3)
Total fixed maturity investments	$12,409	$(678)	$747	$(16)	$13,156	$(694)

	12 Months or Greater		Less Than 12 Months		Total
As of December 31, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity investments, at fair value
U.S. government and agency	$573	$(3)	$—	$—	$573	$(3)
Other government	7,351	(345)	11,000	(500)	18,351	(845)
Corporate	11,888	(629)	25,227	(553)	37,115	(1,182)
Municipal	1,783	(18)	283	(1)	2,066	(19)
Residential mortgage-backed	12	—	—	—	12	—
Total fixed maturity investments	$21,607	$(995)	$36,510	$(1,054)	$58,117	$(2,049)
As of June 30, 2019 and December 31, 2018, the number of securities classified as available-for-sale in an unrealized loss position was 30 and 88, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 27 and 42, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other-Than-Temporary Impairment on Available-for-sale Fixed Maturity Investments
For the six months ended June 30, 2019 and 2018, we did not recognize any other-than-temporary impairment losses on our available-for-sale securities. We determined that no credit losses existed as of June 30, 2019 or December 31, 2018. A description of our other-than-temporary impairment process is included in Note 2 - "Significant Accounting Policies" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018. There were no changes to our process during the six months ended June 30, 2019.
Equity Investments
The following table summarizes our equity investments:

	June 30, 2019	December 31, 2018
Publicly traded equity investments in common and preferred stocks	$206,585	$138,415
Exchange-traded fund	86,059	—
Privately held equity investments in common and preferred stocks	229,394	228,710
	$522,038	$367,125

Equity investments include publicly traded common and preferred stocks, an exchange-traded fund and privately held common and preferred stocks. Our publicly traded equity investments in common and preferred stocks predominantly trade on major exchanges and are managed by our external advisors. Our investment in an exchange-traded fund trades on a major exchange. Our publicly traded equity investments are widely diversified, and there is no significant concentration in any specific industry.
Our privately held equity investments in common and preferred stocks are direct investments in companies and each investment may have its own unique terms and conditions and there may be restrictions on disposals. The market for these investments is illiquid, and there is no active market. Included within the above balance as of June 30, 2019 and December 31, 2018 is an indirect investment in AmTrust, with a fair value of $200.0 million and $200.0 million, respectively. Refer to Note 19 - "Related Party Transactions" for further information.
Other Investments, at fair value
The following table summarizes our other investments carried at fair value:

	June 30, 2019	December 31, 2018
Hedge funds	$1,006,221	$852,584
Fixed income funds	598,015	403,858
Equity funds	378,824	333,681
Private equity funds	244,950	248,628
CLO equities	50,138	39,052
CLO equity fund	66,311	37,260
Private credit funds	56,827	33,381
Other	18,226	9,313
	$2,419,512	$1,957,757

The valuation of our other investments is described in Note 9 - "Fair Value Measurements". Due to a lag in the valuations of certain funds reported by the managers, we may record changes in valuation with up to a three-month lag. We regularly review and discuss fund performance with the fund managers to corroborate the reasonableness of the reported net asset values and to assess whether any events have occurred within the lag period that would affect the valuation of the investments. The following is a description of the nature of each of these investment categories:

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

•	Equity funds invest in a diversified portfolio of U.S. and international publicly-traded equity securities.

•	Private equity funds invest primarily in the financial services industry.

•	CLO equities comprise investments in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans.

•	CLO equity fund invests primarily in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans.

•	Private credit funds invest in direct senior or collateralized loans.

•
Others comprise various investments including real estate debt funds that invest primarily in European real estate, call options on equities and a fund that provides loans to educational institutions throughout the United States and its territories.

The increase in our other investments carried at fair value between June 30, 2019 and December 31, 2018 was primarily attributable to unrealized gains of $265.8 million and net additional subscriptions of $225.6 million to fixed income funds, private credit funds, CLO equities and CLO equity fund.
As of June 30, 2019, we had unfunded commitments of $245.1 million to private equity funds.
Certain of our other investments are subject to restrictions on redemptions and sales that are determined by the governing documents, which limits our ability to liquidate those investments. These restrictions may include lock-ups, redemption gates, restricted share classes or side pockets, restrictions on the frequency of redemption and notice periods. A gate is the ability to deny or delay a redemption request, whereas a side-pocket is a designated account for which the investor loses its redemption rights. Certain other investments may not have any restrictions governing their sale but there is no active market and there is no guarantee we will be able to execute a sale in a timely manner. In addition, even if certain other investments are not eligible for redemption or sales are restricted, we may still receive income distributions from those other investments. The table below details the estimated date by which proceeds would be received if we had provided notice of our intent to redeem or initiated a sales process as of June 30, 2019:

	Less than 1 Year	1-2 years	2-3 years	More than 3 years	Not Eligible/ Restricted	Redemption Frequency
Hedge funds	$228,700	$100,372	$498,346	$102,600	$76,203	Monthly to Bi-annually
Fixed income funds	517,213	—	75,146	—	5,656	Daily to Quarterly
Equity funds	378,824	—	—	—	—	Daily to Quarterly
Private equity funds	—	—	—	—	244,950	N/A
CLO equities	50,138	—	—	—	—	N/A
CLO equity fund	41,455	—	24,856	—	—	Quarterly
Private credit funds	—	—	—	—	56,827	N/A
Other	1,904	—	—	—	16,322	N/A
	$1,218,234	$100,372	$598,348	$102,600	$399,958

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Method Investments
The following table summarizes our equity method investments:

	June 30, 2019			December 31, 2018
	Investment	Ownership %	Carrying Value	Investment	Ownership %	Carrying Value
Enhanzed Re	$123,240	47.4%	$131,376	$94,800	47.4%	$94,800
Citco	50,000	31.9%	51,295	50,000	31.9%	50,812
Monument	26,600	26.6%	54,442	26,600	26.6%	42,193
Clear Spring	11,210	20.0%	9,700	11,210	20.0%	10,070
Other	27,762	~30%	23,465	15,250	~30%	6,632
	$238,812		$270,278	$197,860		$204,507

Refer to Note 19 - "Related Party Transactions" for further information regarding our investments in Enhanzed Re, Citco, Monument and Clear Spring.
As of June 30, 2019, we had unfunded commitments of $124.3 million related to equity method investments.
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
Funds Held - Directly Managed
Funds held - directly managed, where we receive the underlying return on the investment portfolio, are carried at fair value, either because we elected the fair value option at the inception of the reinsurance contract, or because it represents the aggregate of funds held at amortized cost and the fair value of an embedded derivative. The embedded derivative relates to our contractual right to receive the return on the underlying investment portfolio supporting the reinsurance contract. We include the estimated fair value of these embedded derivatives in the consolidated balance sheets with the host contract in order to reflect the expected settlement of these features with the host contract. The change in the fair value of the embedded derivative is included in net unrealized gains (losses). The following table summarizes the components of the funds held - directly managed:

	June 30, 2019	December 31, 2018
Fixed maturity investments, trading	$1,208,004	$1,183,374
Other assets	24,771	14,780
	$1,232,775	$1,198,154

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fixed maturity investment components of funds held - directly managed:

	June 30, 2019			December 31, 2018
	Funds held - Directly Managed - Fair Value Option	Funds held - Directly Managed - Variable Return	Total	Funds held - Directly Managed - Fair Value Option	Funds held - Directly Managed - Variable Return	Total
Fixed maturity investments, at amortized cost	$180,813	$993,637	$1,174,450	$179,670	$1,044,377	$1,224,047
Net unrealized gains (losses):
Change in fair value - fair value option accounting	4,238	—	4,238	(2,733)	—	(2,733)
Change in fair value - embedded derivative accounting	—	29,316	29,316	—	(37,940)	(37,940)
Fixed maturity investments within funds held - directly managed, at fair value	$185,051	$1,022,953	$1,208,004	$176,937	$1,006,437	$1,183,374

Refer to the sections above for details of the fixed maturity investments within our funds held - directly managed portfolios.
Funds Held by Reinsured Companies
Funds held by reinsured companies, where we received a fixed crediting rate, are carried at cost on our consolidated balance sheets. As of June 30, 2019 and December 31, 2018, we had funds held by reinsured companies of $389.5 million and $321.3 million, respectively.
Net Investment Income
Major categories of net investment income are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Fixed maturity investments	$58,875	$48,147	$116,945	$92,035
Short-term investments and cash and cash equivalents	4,452	3,096	8,312	5,178
Funds held	1,657	2,754	7,455	5,883
Funds held - directly managed	9,611	9,588	19,361	18,214
Investment income from fixed maturities and cash and cash equivalents	74,595	63,585	152,073	121,310
Equity investments	3,422	1,352	6,802	2,842
Other investments	2,503	2,962	4,617	6,276
Life settlements and other	—	1,116	—	7,775
Investment income from equities and other investments	5,925	5,430	11,419	16,893
Gross investment income	80,520	69,015	163,492	138,203
Investment expenses	(2,788)	(2,546)	(7,064)	(5,415)
Net investment income	$77,732	$66,469	$156,428	$132,788

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Realized and Unrealized Gains and Losses
Components of net realized and unrealized gains and losses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net realized gains (losses) on sale:
Gross realized gains on fixed maturity securities, available-for-sale	$4,445	$20	$4,449	$27
Gross realized losses on fixed maturity securities, available-for-sale	(227)	(41)	(292)	(78)
Net realized gains (losses) on fixed maturity securities, trading	21,542	(3,566)	20,931	(10,513)
Net realized gains (losses) on funds held - directly managed	244	(1,041)	(1,362)	(945)
Net realized gains on equity investments	120	2,000	2,668	2,903
Total net realized gains (losses) on sale	$26,124	$(2,628)	$26,394	$(8,606)
Net unrealized gains (losses):
Fixed maturity securities, trading	$133,405	$(45,967)	$342,872	$(146,268)
Fixed maturity securities in funds held - directly managed portfolios	35,267	(14,101)	74,229	(45,025)
Equity investments	13,826	487	21,209	4,322
Other Investments	61,089	7,791	265,798	(1,871)
Total net unrealized gains (losses)	243,587	(51,790)	704,108	(188,842)
Net realized and unrealized gains (losses)	$269,711	$(54,418)	$730,502	$(197,448)

The gross realized gains and losses on available-for-sale investments included in the table above resulted from sales of $82.4 million and $3.0 million for the three months ended June 30, 2019 and 2018, respectively, and $83.6 million and $10.5 million for the six months ended June 30, 2019 and 2018, respectively.
Restricted Assets
We utilize trust accounts to collateralize business with our insurance and reinsurance counterparties. We are also required to maintain investments and cash and cash equivalents on deposit with regulatory authorities and Lloyd's to support our insurance and reinsurance operations. The investments and cash and cash equivalents on deposit are available to settle insurance and reinsurance liabilities. Collateral generally takes the form of assets held in trust, letters of credit or funds held. The assets used as collateral are primarily highly rated fixed maturity securities. The carrying value of our restricted assets, including restricted cash of $450.3 million and $380.5 million, as of June 30, 2019 and December 31, 2018, respectively, was as follows:

	June 30, 2019	December 31, 2018
Collateral in trust for third party agreements	$4,347,870	$4,336,752
Assets on deposit with regulatory authorities	594,062	579,048
Collateral for secured letter of credit facilities	130,226	127,841
Funds at Lloyd's (1)	749,438	354,589
	$5,821,596	$5,398,230

(1) Our businesses include three Lloyd's syndicates. Lloyd's determines the required capital principally through the annual business plan of each syndicate. This capital is referred to as "Funds at Lloyd's" and will be drawn upon in the event that a syndicate has a loss that cannot be funded from other sources. We also utilize unsecured letters of credit for Funds at Lloyd's, as described in Note 13 - "Debt Obligations and Credit Facilities".
The increase in the Funds at Lloyd's was primarily due to the loss portfolio transfer reinsurance transactions as described in Note 3 - "Significant New Business".

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. DERIVATIVES AND HEDGING INSTRUMENTS
Foreign Currency Hedging of Net Investments in Foreign Operations
We use foreign currency forward exchange rate contracts in qualifying hedging relationships to hedge the foreign currency exchange rate risk associated with certain of our net investments in foreign operations. As of June 30, 2019 and December 31, 2018, we had forward currency contracts in place, which we had designated as hedges of our net investments in foreign operations.
The following table presents the gross notional amounts and estimated fair values recorded within other assets and other liabilities related to our qualifying foreign currency forward exchange rate contracts:

	June 30, 2019			December 31, 2018
		Fair Value			Fair Value
	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
Foreign currency forward - AUD	$43,466	$45	$798	$42,258	$1,377	$—
Foreign currency forward - EUR	125,284	401	2,277	66,422	238	300
Foreign currency forward - GBP	242,478	169	1,591	—	—	—
Total qualifying hedges	$411,228	$615	$4,666	$108,680	$1,615	$300
The following table presents the amounts of the net gains and losses deferred in the cumulative translation adjustment ("CTA") account, which is a component of accumulated other comprehensive income (loss) ("AOCI"), in shareholders' equity, relating to our foreign currency forward exchange rate contracts:

	Amount of Gains (Losses) Deferred in AOCI
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Foreign currency forward - AUD	$473	$1,078	$146	$1,608
Foreign currency forward - EUR	(1,559)	—	296	—
Foreign currency forward - GBP	(1,591)	—	(1,591)	—
Net gains (losses) on qualifying derivative hedges	$(2,677)	$1,078	$(1,149)	$1,608

Non-derivative Hedging Instruments of Net Investments in Foreign Operations
As of June 30, 2018 there were borrowings of €60.0 million ($70.1 million) under our revolving credit facility that were designated as non-derivative hedges of our net investment in certain subsidiaries whose functional currency is denominated in Euros. These Euro-denominated borrowings were repaid in full and replaced by a Euro-denominated foreign currency forward contract in a qualifying hedging arrangement during the year ended December 31, 2018. The net gains deferred in the CTA account in AOCI relating to these qualifying Euro-loan derivative hedging instruments for the three and six months ended June 30, 2018 were $3.7 million and $2.4 million, respectively.
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Forward Contracts
The following table presents the gross notional amounts and estimated fair values recorded within other assets and other liabilities related to our non-qualifying foreign currency forward hedging relationships:

	June 30, 2019			December 31, 2018
		Fair Value			Fair Value
	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
Foreign currency forward - AUD	$29,094	$30	$535	$45,427	$1,952	$310
Foreign currency forward - CAD	122,814	245	3,431	55,050	1,441	—
Foreign currency forward - EUR	42,026	134	764	54,282	139	301
Foreign currency forward - GBP	262,917	1,065	—	256,959	1,554	72
Total non-qualifying hedges	$456,851	$1,474	$4,730	$411,718	$5,086	$683
The following table presents the amounts of the net gains (losses) included in earnings related to our non-qualifying foreign currency forward contracts:

	Gains (Losses) on non-qualifying-hedges included in net earnings
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Foreign currency forward - AUD	$1,327	$1,514	$562	$2,496
Foreign currency forward - CAD	(2,493)	5,207	(2,492)	7,247
Foreign currency forward - EUR	(334)	1,624	871	1,357
Foreign currency forward - GBP	6,370	11,077	2,311	$4,235
Net gains on non-qualifying hedges	$4,870	$19,422	$1,252	$15,335

Investments in Call Options on Equities
During the three and six months ended June 30, 2019, we recorded unrealized gains included within net earnings of $1.7 million and $1.3 million, respectively, and during the three and six months ended June 30, 2018, we recorded unrealized losses included within net earnings of $2.5 million and $5.0 million, respectively, on the call options on equities that we purchased in 2018 at a cost of $10.0 million. These call options on equities had a fair value of $1.9 million and $0.6 million as of June 30, 2019 and December 31, 2018, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. REINSURANCE BALANCES RECOVERABLE ON PAID AND UNPAID LOSSES
The following tables provide the total reinsurance balances recoverable:

	June 30, 2019
	Non-life Run-off	Atrium	StarStone	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$981,904	$9,914	$299,733	$1,291,551
IBNR	658,911	19,056	197,825	875,792
Fair value adjustments - acquired companies	(13,265)	636	(1,593)	(14,222)
Fair value adjustments - fair value option	(93,123)	—	—	(93,123)
Total reinsurance reserves recoverable	1,534,427	29,606	495,965	2,059,998
Paid losses recoverable	135,316	1,600	46,578	183,494
Total	$1,669,743	$31,206	$542,543	$2,243,492

Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable on paid and unpaid losses	$926,439	$31,206	$542,543	$1,500,188
Reinsurance balances recoverable on paid and unpaid losses - fair value option	743,304	—	—	743,304
Total	$1,669,743	$31,206	$542,543	$2,243,492

	December 31, 2018
	Non-life Run-off	Atrium	StarStone	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$901,772	$18,891	$263,065	$1,183,728
IBNR	609,434	19,247	201,784	830,465
Fair value adjustments - acquired companies	(14,344)	630	(1,899)	(15,613)
Fair value adjustments - fair value option	(130,739)	—	—	(130,739)
Total reinsurance reserves recoverable	1,366,123	38,768	462,950	1,867,841
Paid losses recoverable	138,265	(256)	23,813	161,822
Total	$1,504,388	$38,512	$486,763	$2,029,663

Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable on paid and unpaid losses	$764,797	$38,512	$486,763	$1,290,072
Reinsurance balances recoverable on paid and unpaid losses - fair value option	739,591	—	—	739,591
Total	$1,504,388	$38,512	$486,763	$2,029,663

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
The fair value adjustments, determined on acquisition of insurance and reinsurance subsidiaries, are based on the estimated timing of loss and LAE recoveries and an assumed interest rate equivalent to a risk free rate for securities with similar duration to the acquired reinsurance balances recoverable plus a spread for credit risk, and are amortized over the estimated recovery period, as adjusted for accelerations in timing of payments as a result of commutation settlements. The determination of the fair value adjustments on the retroactive reinsurance contracts for which we have elected the fair value option is described in Note 9 - "Fair Value Measurements".

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2019 and December 31, 2018, we had reinsurance balances recoverable of $2,243.5 million and $2,029.7 million, respectively. The increase of $213.8 million in reinsurance balances recoverable was primarily related to the AmTrust RITC transactions, which closed during the first quarter of 2019, and reserve increases in StarStone, which was partially offset by cash collections and commutations in the six months of 2019.
Top Ten Reinsurers

	June 30, 2019
	Non-life Run-off	Atrium	StarStone	Total	% of Total
Top ten reinsurers	$1,155,937	$22,858	$330,074	$1,508,869	67.3%
Other reinsurers > $1 million	500,876	7,750	208,832	717,458	32.0%
Other reinsurers < $1 million	12,930	598	3,637	17,165	0.7%
Total	$1,669,743	$31,206	$542,543	$2,243,492	100.0%

	December 31, 2018
	Non-life Run-off	Atrium	StarStone	Total	% of Total
Top ten reinsurers	$1,124,079	$25,239	$263,192	$1,412,510	69.6%
Other reinsurers > $1 million	364,098	12,091	220,123	596,312	29.4%
Other reinsurers < $1 million	16,211	1,182	3,448	20,841	1.0%
Total	$1,504,388	$38,512	$486,763	$2,029,663	100.0%

	June 30, 2019	December 31, 2018
Information regarding top ten reinsurers:
Number of top 10 reinsurers rated A- or better	8	7
Number of top 10 non-rated reinsurers (1)	2	3

Top 10 rated A- or better reinsurers recoverables	$1,275,998	$1,096,272
Top 10 collaterized non-rated reinsurers recoverables (1)	232,871	316,238
	$1,508,869	$1,412,510

Single reinsurers that represent 10% or more of total reinsurance balance recoverables as of June 30, 2019:

Hannover Ruck SE (2)	$299,255	$279,723
Lloyd's Syndicates (3)	$389,118	$334,509
(1) For the two non-rated reinsurers as of June 30, 2019 and three non-rated reinsurers as of December 31, 2018, we hold security in the form of pledged assets in trust or letters of credit issued to us in the full amount of the recoverable.
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

	June 30, 2019				December 31, 2018
	Gross	Provisions for Bad Debt	Net	Provisions as a % of Gross	Gross	Provisions for Bad Debt	Net	Provisions as a % of Gross
Reinsurers rated A- or above	$1,855,541	$53,134	$1,802,407	2.9%	$1,612,464	$51,519	$1,560,945	3.2%
Reinsurers rated below A-, secured	408,729	—	408,729	—%	430,852	—	430,852	—%
Reinsurers rated below A-, unsecured	139,956	107,600	32,356	76.9%	143,079	105,213	37,866	73.5%
Total	$2,404,226	$160,734	$2,243,492	6.7%	$2,186,395	$156,732	$2,029,663	7.2%

7. DEFERRED CHARGE ASSETS
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning carrying value	$100,154	$75,111	$86,585	$80,192
Recorded during the period	2,874	—	23,506	—
Amortization	(3,934)	(3,718)	(10,997)	(8,799)
Ending carrying value	$99,094	$71,393	$99,094	$71,393

Deferred charge assets are amortized over the estimated claim payment period of the related contract with the periodic amortization reflected in earnings as a component of losses and LAE. Deferred charge assets amortization is adjusted at each reporting period to reflect new estimates of the amount and timing of remaining loss payments. Changes in the estimated amount and the timing of payments of unpaid losses may have an effect on the unamortized deferred charge assets and the amount of periodic amortization. Deferred charge assets are assessed at each reporting period for impairment. If the asset is determined to be impaired, it is written down in the period in which the determination is made. For the six months ended June 30, 2019 we completed our assessment for impairment of deferred charge assets and concluded that there had been no impairment of our carried deferred charge assets amount.
Further information on deferred charge assets recorded during the six months ended June 30, 2019, is included in Note 3 - "Significant New Business".

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
The following table summarizes the liability for losses and LAE by segment:

	June 30, 2019
	Non-life Run-off	Atrium	StarStone	Other	Total
Outstanding losses	$4,503,652	$86,045	$881,147	$7,406	$5,478,250
IBNR	3,412,605	129,886	875,369	16,220	4,434,080
Fair value adjustments - acquired companies	(201,659)	4,426	(392)	—	(197,625)
Fair value adjustments - fair value option	(243,602)	—	—	—	(243,602)
ULAE	332,667	2,219	27,897	—	362,783
Total	$7,803,663	$222,576	$1,784,021	$23,626	$9,833,886

Reconciliation to Consolidated Balance Sheet:
Loss and loss adjustment expenses	$5,031,162	$222,576	$1,784,021	$23,626	$7,061,385
Loss and loss adjustment expenses, at fair value	2,772,501	—	—	—	2,772,501
Total	$7,803,663	$222,576	$1,784,021	$23,626	$9,833,886

	December 31, 2018
	Non-life Run-off	Atrium	StarStone	Other	Total
Outstanding losses	$4,271,769	$94,885	$796,194	$6,052	$5,168,900
IBNR	3,527,767	140,521	787,894	12,809	4,468,991
Fair value adjustments - acquired companies	(217,527)	3,476	(467)	—	(214,518)
Fair value adjustments - fair value option	(374,752)	—	—	—	(374,752)
ULAE	333,405	2,402	25,076	—	360,883
Total	$7,540,662	$241,284	$1,608,697	$18,861	$9,409,504

Reconciliation to Consolidated Balance Sheet:
Loss and loss adjustment expenses	$4,666,607	$241,284	$1,608,697	$18,861	$6,535,449
Loss and loss adjustment expenses, at fair value	2,874,055	—	—	—	2,874,055
Total	$7,540,662	$241,284	$1,608,697	$18,861	$9,409,504

The overall increase in the liability for losses and LAE between December 31, 2018 and June 30, 2019 was primarily attributable to the AmTrust RITC Transactions and the Amerisure loss portfolio transfer in our Non-life Run-off segment, as described in Note 3 - "Significant New Business", and net incurred losses in our StarStone segment.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides a reconciliation of the beginning and ending liability for losses and LAE:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Balance as of beginning of period	$10,096,022	$8,986,070	$9,409,504	$7,398,088
Less: reinsurance reserves recoverable	2,077,923	2,217,033	1,867,841	1,870,033
Less: deferred charge assets on retroactive reinsurance	100,154	75,111	86,585	80,192
Net balance as of beginning of period	7,917,945	6,693,926	7,455,078	5,447,863
Net incurred losses and LAE:
Current period	203,147	153,860	420,413	249,014
Prior periods	13,191	(61,041)	108,329	(136,661)
Total net incurred losses and LAE	216,338	92,819	528,742	112,353
Net paid losses:
Current period	(45,641)	(30,474)	(73,670)	(38,577)
Prior periods	(428,325)	(290,491)	(889,930)	(641,137)
Total net paid losses	(473,966)	(320,965)	(963,600)	(679,714)
Effect of exchange rate movement	(31,672)	(139,561)	(11,993)	(81,834)
Acquired on purchase of subsidiaries	686	343,806	686	343,806
Assumed business	45,463	—	665,881	1,527,551
Net balance as of June 30	7,674,794	6,670,025	7,674,794	6,670,025
Plus: reinsurance reserves recoverable	2,059,998	1,866,969	2,059,998	1,866,969
Plus: deferred charge assets on retroactive reinsurance	99,094	71,393	99,094	71,393
Balance as of June 30	$9,833,886	$8,608,387	$9,833,886	$8,608,387

The tables below provide the net incurred losses and LAE by segment:

	Three Months Ended June 30, 2019
	Non-life Run-off	Atrium	StarStone	Other	Total
Net losses paid	$329,103	$17,777	$125,265	$1,821	$473,966
Net change in case and LAE reserves	(119,834)	259	47,013	759	(71,803)
Net change in IBNR reserves	(238,232)	(4,801)	15,345	1,885	(225,803)
Increase (reduction) in estimates of net ultimate losses	(28,963)	13,235	187,623	4,465	176,360
Increase (reduction) in provisions for unallocated LAE	(10,896)	—	1,488	—	(9,408)
Amortization of deferred charge assets	3,933	—	—	—	3,933
Amortization of fair value adjustments	7,716	(187)	(38)	—	7,491
Changes in fair value - fair value option	37,962	—	—	—	37,962
Net incurred losses and LAE	$9,752	$13,048	$189,073	$4,465	$216,338

	Three Months Ended June 30, 2018
	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$196,311	$19,347	$105,307	$320,965
Net change in case and LAE reserves	(124,364)	(3,442)	25,841	(101,965)
Net change in IBNR reserves	(157,639)	1,855	12,742	(143,042)
Increase (reduction) in estimates of net ultimate losses	(85,692)	17,760	143,890	75,958
Increase (reduction) in provisions for unallocated LAE	(9,311)	2	2,238	(7,071)
Amortization of deferred charge assets	3,718	—	—	3,718
Amortization of fair value adjustments	3,918	(836)	(101)	2,981
Changes in fair value - fair value option	17,233	—	—	17,233
Net incurred losses and LAE	$(70,134)	$16,926	$146,027	$92,819

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2019
	Non-life Run-off	Atrium	StarStone	Other	Total
Net losses paid	$678,172	$40,090	$240,682	$4,656	$963,600
Net change in case and LAE reserves	(197,535)	(154)	49,069	1,354	(147,266)
Net change in IBNR reserves	(471,127)	(10,618)	91,769	3,411	(386,565)
Increase (reduction) in estimates of net ultimate losses	9,510	29,318	381,520	9,421	429,769
Increase (reduction) in provisions for unallocated LAE	(26,071)	—	2,836	—	(23,235)
Amortization of deferred charge assets	10,997	—	—	—	10,997
Amortization of fair value adjustments	16,495	944	(231)	—	17,208
Changes in fair value - fair value option	94,003	—	—	—	94,003
Net incurred losses and LAE	$104,934	$30,262	$384,125	$9,421	$528,742

	Six Months Ended June 30, 2018
	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$448,895	$36,877	$193,942	$679,714
Net change in case and LAE reserves	(247,850)	448	21,366	(226,036)
Net change in IBNR reserves	(311,750)	146	3,871	(307,733)
Increase (reduction) in estimates of net ultimate losses	(110,705)	37,471	219,179	145,945
Increase (reduction) in provisions for unallocated LAE	(24,263)	2	2,430	(21,831)
Amortization of deferred charge assets	8,799	—	—	8,799
Amortization of fair value adjustments	6,065	(3,375)	(242)	2,448
Changes in fair value - fair value option	(23,008)	—	—	(23,008)
Net incurred losses and LAE	$(143,112)	$34,098	$221,367	$112,353
Non-Life Run-off Segment
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the Non-life Run-off segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Balance as of beginning of period	$8,154,974	$7,517,511	7,540,662	$5,949,472
Less: reinsurance reserves recoverable	1,579,646	1,703,481	1,366,123	1,377,485
Less: deferred charge assets on retroactive insurance	100,154	75,111	86,585	80,192
Net balance as of beginning of period	6,475,174	5,738,919	6,087,954	4,491,795
Net incurred losses and LAE:
Current period	34,375	5,113	83,446	5,459
Prior periods	(24,623)	(75,247)	21,488	(148,571)
Total net incurred losses and LAE	9,752	(70,134)	104,934	(143,112)
Net paid losses:
Current period	(20,877)	(590)	(38,891)	(591)
Prior periods	(308,226)	(195,721)	(639,281)	(448,304)
Total net paid losses	(329,103)	(196,311)	(678,172)	(448,895)
Effect of exchange rate movement	(31,830)	(131,081)	(11,141)	(75,678)
Acquired on purchase of subsidiaries	686	150,825	686	150,825
Assumed business	45,463	—	665,881	1,517,283
Net balance as of June 30	6,170,142	5,492,218	6,170,142	5,492,218
Plus: reinsurance reserves recoverable	1,534,427	1,462,139	1,534,427	1,462,139
Plus: deferred charge assets on retroactive reinsurance	99,094	71,393	99,094	71,393
Balance as of June 30	$7,803,663	$7,025,750	7,803,663	$7,025,750

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net incurred losses and LAE in the Non-life Run-off segment were as follows:

	Three Months Ended June 30,
	2019			2018
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$308,226	$20,877	$329,103	$195,721	$590	$196,311
Net change in case and LAE reserves	(121,377)	1,543	(119,834)	(125,416)	1,052	(124,364)
Net change in IBNR reserves	(249,923)	11,691	(238,232)	(161,110)	3,471	(157,639)
Increase (reduction) in estimates of net ultimate losses	(63,074)	34,111	(28,963)	(90,805)	5,113	(85,692)
Increase (reduction) in provisions for unallocated LAE	(11,160)	264	(10,896)	(9,311)	—	(9,311)
Amortization of deferred charge assets	3,933	—	3,933	3,718	—	3,718
Amortization of fair value adjustments	7,716	—	7,716	3,918	—	3,918
Changes in fair value - fair value option	37,962	—	37,962	17,233	—	17,233
Net incurred losses and LAE	$(24,623)	$34,375	$9,752	$(75,247)	$5,113	$(70,134)

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
Three Months Ended June 30, 2019
The increase in net incurred losses and LAE for the three months ended June 30, 2019 of $9.8 million included net incurred losses and LAE of $34.4 million related to current period net earned premium, primarily for the run-off business acquired with the AmTrust RITC Transactions and the acquisition of Maiden Reinsurance North America, Inc. ("Maiden Re North America"). Excluding current period net incurred losses and LAE of $34.4 million, the reduction in net incurred losses and LAE liabilities relating to prior periods was $24.6 million, which was attributable to a reduction in estimates of net ultimate losses of $63.1 million and a reduction in provisions for unallocated LAE of $11.2 million relating to 2019 run-off activity, partially offset by an increase in the fair value of liabilities of $38.0 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option primarily as a result of a decrease in corporate bond yields, amortization of fair value adjustments over the estimated payout period relating to companies acquired of $7.7 million and the amortization of the deferred charge assets of $3.9 million. The reduction in estimates of net ultimate losses of $63.1 million for the three months ended June 30, 2019 included a net reduction in case and IBNR reserves of $371.3 million, partially offset by net losses paid of $308.2 million.
Three Months Ended June 30, 2018
The reduction in net incurred losses and LAE for the three months ended June 30, 2018 of $70.1 million included net incurred losses and LAE of $5.1 million related to current period net earned premium. Excluding current period net incurred losses and LAE of $5.1 million, the reduction in net incurred losses and LAE liabilities relating to prior periods was $75.2 million, which was attributable to a reduction in estimates of net ultimate losses of $90.8 million and a reduction in provisions for unallocated LAE of $9.3 million, relating to 2018 run-off activity, partially offset by an increase in the fair value of liabilities of $17.2 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $3.9 million and the amortization of the deferred charge assets of $3.7 million. The reduction in estimates of net ultimate losses of $90.8 million for the three months ended June 30, 2018 included a net change in case and IBNR reserves of $286.5 million, partially offset by net losses paid of $195.7 million.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30,
	2019			2018
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$639,281	$38,891	$678,172	$448,304	$591	$448,895
Net change in case and LAE reserves	(218,950)	21,415	(197,535)	(248,908)	1,058	(247,850)
Net change in IBNR reserves	(493,738)	22,611	(471,127)	(315,560)	3,810	(311,750)
Increase (reduction) in estimates of net ultimate losses	(73,407)	82,917	9,510	(116,164)	5,459	(110,705)
Increase (reduction) in provisions for unallocated LAE	(26,600)	529	(26,071)	(24,263)	—	(24,263)
Amortization of deferred charge assets	10,997	—	10,997	8,799	—	8,799
Amortization of fair value adjustments	16,495	—	16,495	6,065	—	6,065
Changes in fair value - fair value option	94,003	—	94,003	(23,008)	—	(23,008)
Net incurred losses and LAE	$21,488	$83,446	$104,934	$(148,571)	$5,459	$(143,112)

Six Months Ended June 30, 2019
The increase in net incurred losses and LAE for the six months ended June 30, 2019 of $104.9 million included net incurred losses and LAE of $83.4 million related to current period net earned premium, primarily for the run-off business acquired with the AMTrust RITC Transactions and the acquisition of Maiden Re North America. Excluding current period net incurred losses and LAE of $83.4 million, the increase in net incurred losses and LAE liabilities relating to prior periods was $21.5 million, which was attributable to an increase in the fair value of liabilities of $94.0 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option primarily as a result of a decrease in corporate bond yields, amortization of fair value adjustments over the estimated payout period relating to companies acquired of $16.5 million and amortization of the deferred charge assets of $11.0 million, partially offset by a reduction in estimates of net ultimate losses of $73.4 million and a reduction in provisions for unallocated LAE of $26.6 million, relating to 2019 run-off activity. The reduction in estimates of net ultimate losses of $73.4 million for the six months ended June 30, 2019 included a net change in case and IBNR reserves of $712.7 million, partially offset by net losses paid of $639.3 million.
Six Months Ended June 30, 2018
The reduction in net incurred losses and LAE for the six months ended June 30, 2018 of $143.1 million included net incurred losses and LAE of $5.5 million related to current period net earned premium. Excluding current period net incurred losses and LAE of $5.5 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $148.6 million, which was attributable to a reduction in estimates of net ultimate losses of $116.2 million, a reduction in provisions for unallocated LAE of $24.3 million, relating to 2018 run-off activity and a reduction in the fair value of liabilities of $23.0 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, partially offset by amortization of the deferred charge assets of $8.8 million and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $6.1 million. The reduction in estimates of net ultimate losses of $116.2 million for the six months ended June 30, 2018 included a net change in case and IBNR reserves of $564.5 million, partially offset by net losses paid of $448.3 million.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Atrium
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the Atrium segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Balance as of beginning of period	$229,380	$240,795	$241,284	$240,873
Less: reinsurance reserves recoverable	31,682	40,025	38,768	40,531
Net balance as of beginning of period	197,698	200,770	202,516	200,342
Net incurred losses and LAE:
Current period	17,859	19,175	36,096	36,481
Prior periods	(4,811)	(2,249)	(5,834)	(2,383)
Total net incurred losses and LAE	13,048	16,926	30,262	34,098
Net paid losses:
Current period	(7,251)	(10,465)	(15,144)	(17,619)
Prior periods	(10,526)	(8,882)	(24,946)	(19,258)
Total net paid losses	(17,777)	(19,347)	(40,090)	(36,877)
Effect of exchange rate movement	1	(2,370)	282	(1,584)
Net balance as of June 30	192,970	195,979	192,970	195,979
Plus: reinsurance reserves recoverable	29,606	38,253	29,606	38,253
Balance as of June 30	$222,576	$234,232	$222,576	$234,232

Net incurred losses and LAE in the Atrium segment were as follows:

	Three Months Ended June 30,
	2019			2018
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$10,526	$7,251	$17,777	$8,882	$10,465	$19,347
Net change in case and LAE reserves	(3,830)	4,089	259	(3,169)	(273)	(3,442)
Net change in IBNR reserves	(11,320)	6,519	(4,801)	(7,128)	8,983	1,855
Increase (reduction) in estimates of net ultimate losses	(4,624)	17,859	13,235	(1,415)	19,175	17,760
Increase in provisions for unallocated LAE	—	—	—	2	—	2
Amortization of fair value adjustments	(187)	—	(187)	(836)	—	(836)
Net incurred losses and LAE	$(4,811)	$17,859	$13,048	$(2,249)	$19,175	$16,926

	Six Months Ended June 30,
	2019			2018
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$24,946	$15,144	$40,090	$19,258	$17,619	$36,877
Net change in case and LAE reserves	(10,172)	10,018	(154)	(5,553)	6,001	448
Net change in IBNR reserves	(21,552)	10,934	(10,618)	(12,715)	12,861	146
Increase (reduction) in estimates of net ultimate losses	(6,778)	36,096	29,318	990	36,481	37,471
Increase in provisions for unallocated LAE	—	—	—	2	—	2
Amortization of fair value adjustments	944	—	944	(3,375)	—	(3,375)
Net incurred losses and LAE	$(5,834)	$36,096	$30,262	$(2,383)	$36,481	$34,098

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

StarStone
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for our StarStone segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Balance as of beginning of period	$1,690,686	$1,227,764	$1,608,697	$1,207,743
Less: reinsurance reserves recoverable	466,595	473,527	462,950	452,017
Net balance as of beginning of period	1,224,091	754,237	1,145,747	755,726
Net incurred losses and LAE:
Current period	146,349	129,572	291,299	207,074
Prior periods	42,724	16,455	92,826	14,293
Total net incurred losses and LAE	189,073	146,027	384,125	221,367
Net paid losses:
Current period	(16,903)	(19,419)	(18,695)	(20,367)
Prior periods	(108,362)	(85,888)	(221,987)	(173,575)
Total net paid losses	(125,265)	(105,307)	(240,682)	(193,942)
Effect of exchange rate movement	157	(6,110)	(1,134)	(4,572)
Acquired on purchase of subsidiaries	—	192,981	—	192,981
Assumed business	—	—	—	10,268
Net balance as of June 30	1,288,056	981,828	1,288,056	981,828
Plus: reinsurance reserves recoverable	495,965	366,577	495,965	366,577
Balance as of June 30	$1,784,021	$1,348,405	$1,784,021	$1,348,405

Net incurred losses and LAE in the StarStone segment were as follows:

	Three Months Ended June 30,
	2019			2018
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$108,362	$16,903	$125,265	$85,888	$19,419	$105,307
Net change in case and LAE reserves	3,574	43,439	47,013	(21,405)	47,246	25,841
Net change in IBNR reserves	(68,571)	83,916	15,345	(46,738)	59,480	12,742
Increase in estimates of net ultimate losses	43,365	144,258	187,623	17,745	126,145	143,890
Increase (reduction) in provisions for unallocated LAE	(603)	2,091	1,488	(1,189)	3,427	2,238
Amortization of fair value adjustments	(38)	—	(38)	(101)	—	(101)
Net incurred losses and LAE	$42,724	$146,349	$189,073	$16,455	$129,572	$146,027

Three Months Ended June 30, 2019 and 2018
Net incurred losses and LAE for the three months ended June 30, 2019 and 2018 were $189.1 million and $146.0 million, respectively. Net unfavorable prior year loss development was $42.7 million for the three months ended June 30, 2019 compared to net unfavorable prior year loss development of $16.5 million for the three months ended June 30, 2018. Excluding prior year loss development, net incurred losses and LAE for the three months ended June 30, 2019 and 2018 were $146.3 million and $129.6 million, respectively. Net unfavorable prior year loss development for the three months ended June 30, 2019 was primarily due the U.S. casualty line of business, reflecting an increase in the frequency and severity of losses from aggressive plaintiff's attorney strategies, and social inflation.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30,
	2019			2018
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$221,987	$18,695	$240,682	$173,575	$20,367	$193,942
Net change in case and LAE reserves	(5,250)	54,319	49,069	(35,622)	56,988	21,366
Net change in IBNR reserves	(121,405)	213,174	91,769	(120,128)	123,999	3,871
Increase in estimates of net ultimate losses	95,332	286,188	381,520	17,825	201,354	219,179
Increase (reduction) in provisions for unallocated LAE	(2,275)	5,111	2,836	(3,290)	5,720	2,430
Amortization of fair value adjustments	(231)	—	(231)	(242)	—	(242)
Net incurred losses and LAE	$92,826	$291,299	$384,125	$14,293	$207,074	$221,367

Six Months Ended June 30, 2019 and 2018
Net incurred losses and LAE for the six months ended June 30, 2019 and 2018 were $384.1 million and $221.4 million, respectively. The increase in net incurred losses was primarily due to lower reinsurance recoveries due to lower ceded business principally due to the non-renewal of the KaylaRe quota share and subsequent consolidation and elimination upon acquisition and net unfavorable prior year loss development. Net unfavorable prior year loss development was $92.8 million for the six months ended June 30, 2019 compared to net unfavorable prior year loss development of $14.3 million for the six months ended June 30, 2018. Excluding prior year loss development, net incurred losses and LAE for the six months ended June 30, 2019 and 2018 were $291.3 million and $207.1 million, respectively. Net unfavorable prior year loss development for the six months ended June 30, 2019 was primarily related to unfavorable development on the U.S. casualty line of business as discussed above, and lines of business which we have either exited or which are subject to remediation as part of our underwriting repositioning.

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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
Investments:
Fixed maturity investments:
U.S. government and agency	$—	$511,543	$—	$—	$511,543
U.K. government	—	349,808	—	—	349,808
Other government	—	698,752	—	—	698,752
Corporate	—	5,135,855	5,006	—	5,140,861
Municipal	—	161,429	—	—	161,429
Residential mortgage-backed	—	416,205	102	—	416,307
Commercial mortgage-backed	—	939,046	1,370	—	940,416
Asset-backed	—	707,514	25,839	—	733,353
	$—	$8,920,152	$32,317	$—	$8,952,469

Other assets included within funds held - directly managed	17,826	6,945	—	—	24,771

Equities:
Publicly traded equity investments	$175,221	$31,364	$—	$—	$206,585
Exchange-traded fund	86,059	—	—	—	86,059
Privately held equity investments	—	—	229,394	—	229,394
	$261,280	$31,364	$229,394	$—	$522,038

Other investments:
Hedge funds	$—	$—	$—	$1,006,221	$1,006,221
Fixed income funds	—	473,519	—	124,496	598,015
Equity funds	—	104,379	—	274,445	378,824
Private equity funds	—	—	—	244,950	244,950
CLO equities	—	—	50,138	—	50,138
CLO equity fund	—	—	—	66,311	66,311
Private credit funds	—	—	—	56,827	56,827
Others	—	1,904	314	16,008	18,226
	$—	$579,802	$50,452	$1,789,258	$2,419,512
Total Investments	$279,106	$9,538,263	$312,163	$1,789,258	$11,918,790

Cash and cash equivalents	$161,128	$124,137	$—	$—	$285,265

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$743,304	$—	$743,304

Other Assets:
Derivative Instruments	$—	$2,089	$—	$—	$2,089
	$—	$2,089	$—	$—	$2,089

Losses and LAE:	$—	$—	$2,772,501	$—	$2,772,501

Other Liabilities:
Derivative Instruments	$—	$9,396	$—	$—	$9,396
	$—	$9,396	$—	$—	$9,396

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
Investments:
Fixed maturity investments:
U.S. government and agency	$—	$510,245	$—	$—	$510,245
U.K government	—	300,631	—	—	300,631
Other government	—	793,810	—	—	793,810
Corporate	—	4,802,454	37,386	—	4,839,840
Municipal	—	130,265	—	—	130,265
Residential mortgage-backed	—	773,557	—	—	773,557
Commercial mortgage-backed	—	705,674	7,389	—	713,063
Asset-backed	—	627,360	9,121	—	636,481
	$—	$8,643,996	$53,896	$—	$8,697,892

Other assets included within funds held - directly managed	$—	$14,780	$—	$—	$14,780

Equities:
Publicly traded equity investments	$102,102	$36,313	$—	$—	$138,415
Privately held equity investments	—	—	228,710	—	228,710
	$102,102	$36,313	$228,710	$—	$367,125

Other investments:
Hedge funds	$—	$—	$—	$852,584	$852,584
Fixed income funds	—	290,864	—	112,994	403,858
Equity funds	—	100,440	—	233,241	333,681
Private equity funds	—	—	—	248,628	248,628
CLO equities	—	—	39,052	—	39,052
CLO equity funds	—	—	—	37,260	37,260
Private credit funds	—	—	—	33,381	33,381
Other	—	578	315	8,420	9,313
	$—	$391,882	$39,367	$1,526,508	$1,957,757
Total Investments	$102,102	$9,086,971	$321,973	$1,526,508	$11,037,554

Cash and cash equivalents	$243,839	$21,146	$—	$—	$264,985

Reinsurance recoverable:	$—	$—	$739,591	$—	$739,591

Other Assets:
Derivative Instruments	$—	$6,701	$—	$—	$6,701
	$—	$6,701	$—	$—	$6,701

Losses and LAE:	$—	$—	$2,874,055	$—	$2,874,055

Other Liabilities:
Derivative Instruments	$—	$983	$—	$—	$983
	$—	$983	$—	$—	$983

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
Equities
Our investments in equities consist of a combination of publicly and privately traded investments. Our publicly traded equity investments in common and preferred stocks predominantly trade on the major exchanges and are managed by our external advisors. Our publicly traded equities are widely diversified and there is no significant concentration in any specific industry. Our exchange-traded fund trades on a major exchange. We use an internationally recognized pricing service to estimate the fair value of our publicly traded equities and exchange-traded fund. We have categorized the majority of our publicly traded equity investments, other than preferred stock, and our exchange-traded fund as Level 1 investments because the fair values of these investments are based on unadjusted quoted prices in active markets for identical assets. One equity security is trading in an inactive market and, as a result has been classified as Level 2. The fair value estimates of our investments in publicly traded preferred stock are based on observable market data and, as a result, have been categorized as Level 2.
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

Cash and Cash Equivalents
Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and are so near their maturity that they present insignificant risk of changes in value due to changes in interest rates. Included within cash and cash equivalents are money market funds, fixed interest deposits and highly liquid fixed maturity investments purchased with an original maturity of three months or less.
The majority of our cash and cash equivalents included within the fair value hierarchy are comprised of money market and liquid reserve funds which have been categorized as Level 1. Fixed interest deposits and highly liquid fixed maturity investments with an original maturity of three months or less have been categorized as Level 2. Operating cash balances are not subject to the recurring fair value measurement guidance and are therefore excluded from the fair value hierarchy.

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
Derivative Instruments
The fair values of our foreign currency exchange contracts, as described in Note 5 - "Derivatives and Hedging Instruments" are classified as Level 2. The fair values are based upon prices in active markets for identical contracts.
Level 3 Measurements and Changes in Leveling
Transfers into or out of levels are recorded at their fair values as of the end of the reporting period, consistent with the date of determination of fair value.

Investments
The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended June 30, 2019
	Fixed maturity investments				Privately-held Equities	Other Investments	Total
	Corporate	Residential mortgage-backed	Commercial mortgage-backed	Asset-backed
Beginning fair value	$3,172	$—	$—	$9,300	$228,710	$41,747	$282,929
Purchases	90	—	—	—	—	11,995	12,085
Sales	(381)	—	—	(9)	—	—	(390)
Total realized and unrealized gains (losses)	(40)	—	(145)	2	684	(3,290)	(2,789)
Transfer into Level 3 from Level 2	2,871	102	1,515	16,546	—	—	21,034
Transfer out of Level 3 into Level 2	(706)	—	—	—	—	—	(706)
Ending fair value	$5,006	$102	$1,370	$25,839	$229,394	$50,452	$312,163

	Three Months Ended June 30, 2018
	Fixed maturity investments				Privately-held Equities	Other Investments	Total
	Corporate	Residential mortgage-backed	Commercial mortgage-backed	Asset-backed
Beginning fair value	$86,027	$1,907	$17,634	$21,997	$—	$56,659	$184,224
Purchases	971	—	—	28,291	2,000	622	31,884
Sales	(53,873)	(36)	(1,150)	(8)	—	(600)	(55,667)
Total realized and unrealized gains (losses)	(258)	(8)	(31)	(117)	16	(2,527)	(2,925)
Transfer into Level 3 from Level 2	—	—	—	2,079	—	—	2,079
Transfer out of Level 3 into Level 2	(5,044)	(1,863)	(1,127)	(5,634)	—	—	(13,668)
Ending fair value	$27,823	$—	$15,326	$46,608	$2,016	$54,154	$145,927

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2019
	Fixed maturity investments				Privately-held Equities	Other Investments	Total
	Corporate	Residential mortgage-backed	Commercial mortgage-backed	Asset-backed
Beginning fair value	$37,386	$—	$7,389	$9,121	$228,710	$39,367	$321,973
Purchases	90	—	—	—	—	11,995	12,085
Sales	(3,041)	—	(608)	(330)	—	—	(3,979)
Total realized and unrealized gains (losses)	217	—	(83)	739	684	(910)	647
Transfer into Level 3 from Level 2	3,258	102	1,515	22,771	—	—	27,646
Transfer out of Level 3 into Level 2	(32,904)	—	(6,843)	(6,462)	—	—	(46,209)
Ending fair value	$5,006	$102	$1,370	$25,839	$229,394	$50,452	$312,163

	Six Months Ended June 30, 2018
	Fixed maturity investments				Privately-held Equities	Other Investments	Total
	Corporate	Residential mortgage-backed	Commercial mortgage-backed	Asset-backed
Beginning fair value	$67,178	$3,080	$21,494	$27,892	$—	$57,079	$176,723
Purchases	11,803	—	1,803	29,591	2,000	752	45,949
Sales	(60,910)	(1,184)	(1,727)	(3,812)	—	(600)	(68,233)
Total realized and unrealized gains (losses)	(63)	(33)	52	(71)	16	(3,077)	(3,176)
Transfer into Level 3 from Level 2	15,259	—	4,897	2,079	—	—	22,235
Transfer out of Level 3 into Level 2	(5,444)	(1,863)	(11,193)	(9,071)	—	—	(27,571)
Ending fair value	$27,823	$—	$15,326	$46,608	$2,016	$54,154	$145,927

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
Insurance Contracts - Fair Value Option
The following tables present a reconciliation of the beginning and ending balances for all insurance contracts measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended
	June 30, 2019			June 30, 2018
	Liability for losses and LAE	Reinsurance balances recoverable	Net	Liability for losses and LAE	Reinsurance balances recoverable	Net
Beginning fair value	$2,847,793	$735,257	$2,112,536	$3,519,453	$888,736	$2,630,717
Incurred losses and LAE:
Reduction in estimates of ultimate losses	(5,802)	5,191	(10,993)	(42,471)	3,860	(46,331)
Reduction in unallocated LAE	(4,011)	—	(4,011)	(5,534)	—	(5,534)
Change in fair value	54,218	16,256	37,962	17,546	313	17,233
Total incurred losses and LAE	44,405	21,447	22,958	(30,459)	4,173	(34,632)
Paid losses	(91,753)	(9,081)	(82,672)	(145,676)	(35,389)	(110,287)
Effect of exchange rate movements	(27,944)	(4,319)	(23,625)	(121,952)	(20,147)	(101,805)
Ending fair value	$2,772,501	$743,304	$2,029,197	$3,221,366	$837,373	$2,383,993

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in fair value in the table above are included in net incurred losses and LAE in our consolidated statements of earnings. The following table presents the components of the net change in fair value:

	Three Months Ended
	June 30, 2019	June 30, 2018
Changes in fair value due to changes in:
Duration	$5,839	$16,279
Corporate bond yield	32,123	(2,729)
Risk cost of capital	—	3,683
Change in fair value	$37,962	$17,233

	Six Months Ended
	June 30, 2019			June 30, 2018
	Liability for losses and LAE	Reinsurance balances recoverable on paid and unpaid losses	Net	Liability for losses and LAE	Reinsurance balances recoverable on paid and unpaid losses	Net
Beginning fair value	$2,874,055	$739,591	$2,134,464	$1,794,669	$542,224	$1,252,445
Assumed business	—	—	—	1,890,061	372,780	1,517,281
Incurred losses and LAE:
Reduction in estimates of ultimate losses	(12,956)	1,705	(14,661)	(43,780)	2,384	(46,164)
Reduction in unallocated LAE	(8,352)	—	(8,352)	(11,416)	—	(11,416)
Change in fair value	131,679	37,676	94,003	(39,609)	(16,601)	(23,008)
Total incurred losses and LAE	110,371	39,381	70,990	(94,805)	(14,217)	(80,588)
Paid losses	(207,613)	(36,323)	(171,290)	(304,048)	(53,535)	(250,513)
Effect of exchange rate movements	(4,312)	655	(4,967)	(64,511)	(9,879)	(54,632)
Ending fair value	$2,772,501	$743,304	$2,029,197	$3,221,366	$837,373	$2,383,993

Changes in fair value in the table above are included in net incurred losses and LAE in our consolidated statements of earnings. The following table presents the components of the net change in fair value:

	Six Months Ended
	June 30, 2019	June 30, 2018
Changes in fair value due to changes in:
Duration	$14,886	$21,819
Corporate bond yield	79,117	(48,510)
Risk cost of capital	—	3,683
Change in fair value	$94,003	$(23,008)

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a summary of the quantitative information regarding the significant observable and unobservable inputs used in the internal model to determine fair value on a recurring basis:

		June 30, 2019	December 31, 2018
Valuation Technique	Unobservable (U) and Observable (O) Inputs	Weighted Average
Internal model	Corporate bond yield (O)	A rated	A rated
Internal model	Credit spread for non-performance risk (U)	0.2%	0.2%
Internal model	Risk cost of capital (U)	5.1%	5.0%
Internal model	Weighted average cost of capital (U)	8.5%	8.5%
Internal model	Duration - liability (U)	7.44 years	7.33 years
Internal model	Duration - reinsurance balances recoverable (U)	7.92 years	7.98 years

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
Disclosure of Fair Values for Financial Instruments Carried at Cost
As of June 30, 2019, our 4.50% Senior Notes due 2022 (the "2022 Senior Notes") and our 4.95% Senior Notes due 2029 (the "2029 Senior Notes" and, together with the 2022 Senior Notes, the "Senior Notes") were carried at amortized cost of $348.3 million and $493.6 million, respectively, while the fair value based on observable market pricing from a third party pricing service was $358.9 million and $506.3 million, respectively. The Senior Notes are classified as Level 2.
Disclosure of fair value of amounts relating to insurance contracts is not required, except those for which we elected the fair value option, as described above. Our remaining assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature approximates fair value as of June 30, 2019 and December 31, 2018.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. POLICY BENEFITS FOR LIFE CONTRACTS
On May 31, 2019, we completed the transfer of our remaining life assurance policies written by our wholly-owned subsidiary Alpha Insurance SA to a subsidiary of Monument Insurance Group Limited ("Monument"). Our life and annuities operations do not qualify for inclusion in our reportable segments and are therefore included within other activities. The related assets, as well as the results from these operations, were not significant to our consolidated operations and therefore have not been classified as a discontinued operation. In addition, our transfer of these life assurance polices to Monument was not classified as a held-for-sale business transaction since the underlying contracts did not meet the definition of a business. We have an equity method investment in Monument, as described further in Note 19 - "Related Party Transactions".
Life assurance polices subjected us to mortality, longevity and morbidity risks and which are accounted for as life and annuity premiums earned. Life benefit reserves were established using assumptions for investment yields, mortality, morbidity, lapse and expenses, including a provision for adverse deviation. We established and reviewed our life reserves regularly based upon cash flow projections. We established and maintained our life reinsurance reserves at a level that we estimated would, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support all future cash flow benefit obligations and third-party servicing obligations as they become payable. Policy benefits for life contracts as of December 31, 2018 were $105.1 million. Refer to Note 2 - "Significant Accounting Policies" - (d) Policy Benefits for Life and Annuity Contracts" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 for a description of the assumptions used and the process for establishing our assumptions and estimates.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. PREMIUMS WRITTEN AND EARNED
The following table provides a summary of premiums written and earned in our Non-life Run-off, Atrium and StarStone segments and Other activities:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Non-life Run-off
Gross	$(4,209)	$55,551	$(938)	$23,188	$(25,086)	$139,517	$6,442	$36,298
Ceded	800	(7,081)	(723)	(13,579)	2,499	(14,373)	(8,003)	(19,511)
Net	$(3,409)	$48,470	$(1,661)	$9,609	$(22,587)	$125,144	$(1,561)	$16,787
Atrium
Gross	$43,788	$41,884	$41,560	$39,795	$97,773	$85,270	$91,002	$79,469
Ceded	(6,826)	(3,685)	(6,977)	(5,273)	(14,312)	(8,318)	(14,925)	(9,724)
Net	$36,962	$38,199	$34,583	$34,522	$83,461	$76,952	$76,077	$69,745
StarStone
Gross	$234,104	$232,877	$301,353	$245,284	$485,477	$501,141	$606,342	$480,227
Ceded	(38,173)	(48,954)	(82,115)	(61,663)	(94,945)	(103,956)	(206,541)	(169,780)
Net	$195,931	$183,923	$219,238	$183,621	$390,532	$397,185	$399,801	$310,447
Other
Gross	$460	$6,013	$975	$980	$1,324	$12,686	$2,012	$2,030
Ceded	1	(42)	84	80	(18)	(117)	37	22
Net	$461	$5,971	$1,059	$1,060	$1,306	$12,569	$2,049	$2,052
Total
Gross	$274,143	$336,325	$342,950	$309,247	$559,488	$738,614	$705,798	$598,024
Ceded	(44,198)	(59,762)	(89,731)	(80,435)	(106,776)	(126,764)	(229,432)	(198,993)
Total	$229,945	$276,563	$253,219	$228,812	$452,712	$611,850	$476,366	$399,031

Gross premiums written for the three months ended June 30, 2019 and 2018 were $274.1 million and $343.0 million, respectively, a decrease of $68.8 million. Gross premiums written for the six months ended June 30, 2019 and 2018 were $559.5 million and $705.8 million, respectively, a decrease of $146.3 million. The decrease was primarily due to a decrease in gross written premiums in our StarStone segment due to our strategy to exit certain lines of business, and reductions in gross written premiums in our Non-life Run-off segment for which associated unearned premium was also released.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. GOODWILL AND INTANGIBLE ASSETS
The following table presents a reconciliation of the beginning and ending goodwill and intangible assets during the six months ended June 30, 2019:

		Intangible assets
	Goodwill	Intangible assets with a definite life	Intangible assets with an indefinite life	Total	Total
Balance as of January 1, 2019	$114,807	$16,887	$87,031	$103,918	$218,725
Amortization	—	(1,130)	—	(1,130)	(1,130)
Balance as of June 30, 2019	$114,807	$15,757	$87,031	$102,788	$217,595
Refer to Note 14 - "Goodwill and Intangible Assets" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 for more information on goodwill and intangible assets.
The following table provides a summary of the amortization recorded on the intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Intangible asset amortization	$565	$1,194	$1,130	$2,460

The gross carrying value, accumulated amortization and net carrying value of intangible assets by type was as follows:

	June 30, 2019			December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with a definite life:
Distribution channel	$20,000	$(7,444)	$12,556	$20,000	$(6,776)	$13,224
Technology	15,000	(14,890)	110	15,000	(14,778)	222
Brand	7,000	(3,909)	3,091	7,000	(3,559)	3,441
Total	$42,000	$(26,243)	$15,757	$42,000	$(25,113)	$16,887
Intangible assets with an indefinite life:
Lloyd’s syndicate capacity	$37,031	$—	$37,031	$37,031	$—	$37,031
Licenses	19,900	—	19,900	19,900	—	19,900
Management contract	30,100	—	30,100	30,100	—	30,100
Total	$87,031	$—	$87,031	$87,031	$—	$87,031

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. DEBT OBLIGATIONS AND CREDIT FACILITIES
We primarily utilize debt facilities for acquisitions and significant new business and, from time to time, for general corporate purposes. Our debt obligations were as follows:

Facility	Origination Date	Term	June 30, 2019	December 31, 2018
4.50% Senior Notes due 2022	March 10, 2017	5 years	$348,265	$348,054
4.95% Senior Notes due 2029	May 28, 2019	10 years	493,594	—
Total senior notes			841,859	348,054
EGL Revolving Credit Facility	August 16, 2018	5 years	206,853	15,000
2018 EGL Term Loan Facility	December 27, 2018	3 years	448,735	498,485
Total debt obligations			$1,497,447	$861,539

The table below provides a summary of the total interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest expense on debt obligations	$13,036	$8,827	$23,762	$16,266
Funds withheld balances and other	—	95	310	667
Total interest expense	$13,036	$8,922	$24,072	$16,933
Senior Notes
4.50% Senior Notes due 2022
On March 10, 2017, we issued the 2022 Senior Notes for an aggregate principal amount of $350.0 million. The 2022 Senior Notes pay 4.5% interest semi-annually and mature on March 10, 2022. The 2022 Senior Notes are unsecured and unsubordinated obligations that rank equal to any of our other unsecured and unsubordinated obligations, senior to any future obligations that are expressly subordinated to the 2022 Senior Notes, effectively subordinate to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally subordinate to all liabilities of our subsidiaries.
The 2022 Senior Notes are rated BBB- and are redeemable at our option on a make whole basis at any time prior to the date that is one month prior to the maturity of the 2022 Senior Notes. On or after the date that is one month prior to the maturity of the Senior Notes, the notes are redeemable at a redemption price equal to 100% of the principal amount of the notes to be redeemed.
We incurred costs of $2.9 million in issuing the 2022 Senior Notes. These costs included underwriters’ fees, legal and accounting fees, and other fees, and are capitalized and presented as a direct deduction from the principal amount of debt obligations in the consolidated balance sheets. These costs are amortized over the term of the 2022 Senior Notes and are included in interest expense in our consolidated statements of earnings. The unamortized costs as of June 30, 2019 and December 31, 2018 were $1.7 million and $1.9 million, respectively.
4.95% Senior Notes due 2029
On May 28, 2019, we issued the 2029 Senior Notes for an aggregate principal amount of $500.0 million. The 2029 Senior Notes pay 4.95% interest semi-annually and mature on June 1, 2029. The 2029 Senior Notes are unsecured and unsubordinated obligations that rank equal to any of our other unsecured and unsubordinated obligations, senior to any future obligations that are expressly subordinated to the 2029 Senior Notes, effectively subordinate to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness, and contractually subordinate to all liabilities of our subsidiaries.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2029 Senior Notes are rated BBB- and are redeemable at our option on a make whole basis at any time prior to the date that is three months prior to the maturity of the 2029 Senior Notes. On or after the date that is three months prior to the maturity of the 2029 Senior Notes, the notes are redeemable at a redemption price equal to 100% of the principal amount of the notes to be redeemed.
We incurred costs of $6.4 million in issuing the 2029 Senior Notes. These costs included underwriters’ fees, legal and accounting fees, and other fees, and are capitalized and presented as a direct deduction from the principal amount of debt obligations in the consolidated balance sheets. These costs are amortized over the term of the 2029 Senior Notes and are included in interest expense in our consolidated statements of earnings. The unamortized costs as of June 30, 2019 were $6.4 million.
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
As of June 30, 2019, we were permitted to borrow up to an aggregate of $600.0 million under the facility. As of June 30, 2019, there was $394.9 million of available unutilized capacity under the facility. Subsequent to June 30, 2019, we fully repaid all the outstanding amounts under the facility, bringing the unutilized capacity under this facility to $600.0 million.
We repaid $215.0 million outstanding under the EGL Revolving Credit Facility using some of the proceeds from the issuance of our 2029 Senior Notes in May 2019. The subsequent borrowings under the facility, reflected as at June 30, 2019, were primarily used to fund required additional collateral prior to the completion of a portfolio transfer under Part VII of the Financial Services and Markets Act 2000 on July 1, 2019. Upon completion of the Part VII transfer the additional collateral was released and the amounts under the EGL Revolving Credit Facility were fully repaid in July 2019.
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
We incurred costs of $1.5 million associated with closing the 2018 EGL Term Loan Facility. These costs included bank, legal and accounting fees, and other fees, and are capitalized and presented as a direct deduction from the principal amount of debt obligations in the consolidated balance sheets. These costs are amortized over the term of the facility and are included in interest expense in our consolidated statements of earnings. The unamortized costs as of June 30, 2019 and December 31, 2018 were $1.3 million and $1.5 million, respectively.
We repaid $50.0 million outstanding under the 2018 EGL Term Loan Facility using some of the proceeds from the issuance of our 2029 Senior Notes in May 2019. Refer to Note 15 - "Debt Obligations and Credit Facilities" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 for further information on the terms of the above facilities.
Unsecured Letters of Credit
We utilize unsecured letters of credit to support our insurance and reinsurance performance obligations.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Funds at Lloyd's
On February 8, 2018, we amended and restated our unsecured letter of credit agreement for Funds at Lloyd's ("FAL Facility") to issue up to $325.0 million of letters of credit, with provision to increase the facility up to $400.0 million, subject to lenders' approval. On February 12, 2019, we increased the facility up to $375.0 million and maintained the provision to increase the facility to $400.0 million. The FAL Facility is available to satisfy our Funds at Lloyd's requirements and expires in 2022. As of June 30, 2019, our combined Funds at Lloyd's were comprised of cash and investments of $749.4 million and unsecured letters of credit of $368.0 million.
$170 million Letter of Credit Facility
On December 26, 2018, we entered into an unsecured letter of credit facility to issue up to $170.0 million of letters of credit, which we use from time to time to support various reinsurance performance obligations of our subsidiaries. Pursuant to the facility agreement, we have the option to increase commitments under the facility in an aggregate amount up to $60 million. As of June 30, 2019 and December 31, 2018, we had issued an aggregate amount of letters of credit under this facility of $82.5 million and $78.4 million, respectively.
$600 million Letter of Credit Facility
On August 5, 2019, we entered into an unsecured $600.0 million letter of credit facility agreement, pursuant to which we may increase the commitments in an aggregate amount up to $75.0 million. The facility will initially be used to post letters of credit in the amount of $445.0 million to collateralize Enstar's reinsurance performance obligations in the Maiden Re Bermuda adverse development cover transaction.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. NONCONTROLLING INTERESTS
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
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest ("RNCI") as of June 30, 2019 and December 31, 2018 comprises the ownership interests held by the Trident V Funds ("Trident") (39.3%) and Dowling Capital Partners, L.P. ("Dowling") (1.7%) in our subsidiary North Bay Holdings Limited ("North Bay"). North Bay owns our investments in StarStone and Atrium.
The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI:

	Six Months Ended	For The Year Ended
	June 30, 2019	December 31, 2018
Balance at beginning of period	$458,543	$479,606
Capital contributions	—	55,377
Dividends paid	(11,556)	(3,852)
Net losses attributable to RNCI	(5,461)	(64,794)
Accumulated other comprehensive earnings (losses) attributable to RNCI	155	(240)
Change in redemption value of RNCI	(5,985)	(7,554)
Balance at end of period	$435,696	$458,543

We carried the RNCI at its estimated redemption value, which is fair value, as of June 30, 2019. The decrease was primarily attributable to a decrease in the net assets due to net losses related to StarStone during the six months ended June 30, 2019.
Refer to Note 19 - "Related Party Transactions" and Note 20 - "Commitments and Contingencies" for additional information regarding RNCI.
Noncontrolling Interest
As of June 30, 2019 and December 31, 2018, we had $12.6 million and $12.1 million, respectively, of noncontrolling interest ("NCI") related to external interests in two of our non-life run-off subsidiaries. A reconciliation of the beginning and ending carrying amount of the equity attributable to NCI is included in the unaudited condensed consolidated statement of changes in shareholders equity.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. SHARE CAPITAL
Refer to Note 17 - "Share Capital" to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information on our share capital.
Dividends Declared and Paid
The following table details the dividends that have been declared and paid on our Series D and E Preferred Shares for the period from January 1, 2019 to August 6, 2019:

				Dividend per:
Preferred Share Series	Date Declared	Record Date	Date Paid or Payable	Preferred Share	Depositary Share	Total dividends paid and declared in the six months ended June 30, 2019
				(in U.S. dollars)		(in thousands of U.S. dollars)
Series D	February 21, 2019	February 15, 2019	March 1, 2019	$437.50	$0.43750	$7,000
Series E	February 21, 2019	February 15, 2019	March 1, 2019	$486.11	$0.48611	2,139
Series D	May 3, 2019	May 15, 2019	June 1, 2019	$437.50	$0.43750	7,000
Series E	May 3, 2019	May 15, 2019	June 1, 2019	$437.50	$0.43750	1,925
Series D	August 5, 2019	August 15, 2019	September 3, 2019	$437.50	$0.43750	—
Series E	August 5, 2019	August 15, 2019	September 3, 2019	$437.50	$0.43750	—
						$18,064

16. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net earnings per ordinary share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net earnings (loss) attributable to Enstar Group Limited ordinary shareholders	$231,842	$8,244	$590,593	$(32,966)
Denominator:
Weighted average ordinary shares outstanding — basic	21,477,772	20,462,788	21,470,675	19,938,815
Effect of dilutive securities:
Share-based compensation plans	138,464	128,232	131,798	122,471
Warrants	59,215	80,212	59,296	79,081
Weighted average ordinary shares outstanding — diluted	21,675,451	20,671,232	21,661,769	20,140,367

Earnings (losses) per ordinary share attributable to Enstar Group Limited:
Basic	$10.79	$0.40	$27.51	$(1.65)
Diluted(1)	$10.70	$0.40	$27.26	$(1.65)

(1) During a period of loss, the basic weighted average ordinary shares outstanding is used in the denominator of the diluted loss per ordinary share computation as the effect of including potentially dilutive securities would be anti-dilutive.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. SHARE-BASED COMPENSATION AND PENSIONS
We provide various employee benefits including share-based compensation, an employee share purchase plan, an annual incentive compensation program, and pension plans. These are described in Note 19 - "Share-Based Compensation and Pensions" to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018.
The table below provides the expenses related to the share-based compensation plans and other share-based compensation plans and pension plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Share-based compensation plans:
Restricted shares and restricted share units	$1,289	$2,000	$3,132	$4,349
Performance share units	11,130	2,447	12,455	4,922
Cash-settled stock appreciation rights	(267)	7	(211)	1,248
Other share-based compensation plans:
Northshore incentive plan	986	339	2,032	1,447
Deferred compensation and ordinary share plan for non-employee directors	49	83	876	929
Employee share purchase plan	104	127	207	210
Total share-based compensation	$13,291	$5,003	$18,491	$13,105
During the three months ended June 30, 2019, we revised the performance multiplier on all Performance Share Units from Threshold to Target due to the financial performance of the Company.
The table below provides the expenses related to our pension plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Pension plans:
Defined contribution plans	$2,941	$3,184	$5,795	$5,822
Defined benefit plan	175	151	350	302
Total pension costs	$3,116	$3,335	$6,145	$6,124

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
Interim Tax Expense
The effective tax rates on income for the three months ended June 30, 2019 and 2018 were 3.1% and 104.1%, respectively. The effective tax rates on income for the six months ended June 30, 2019 and 2018 were 2.0% and (10.4)%, respectively. The effective tax rate on income differs from the statutory rate of 0% due to tax on foreign operations, primarily the United States and the United Kingdom. We have foreign operating subsidiaries and branch operations principally located in the United States, United Kingdom, Continental Europe and Australia that are subject to federal, foreign, state and local taxes in those jurisdictions. Deferred income tax liabilities have not been accrued with respect to the undistributed earnings of our foreign subsidiaries. If the earnings were to be distributed, as dividends or other distributions, withholding taxes may be imposed by the jurisdiction of the paying subsidiary. For our U.S. subsidiaries, we have not currently accrued any withholding taxes with respect to un-remitted earnings as management has no current intention of remitting these earnings. For our United Kingdom subsidiaries, there are no withholding taxes imposed. For our other foreign subsidiaries, it would not be practicable to compute such amounts due to a variety of factors, including the amount, timing, and manner of any repatriation. Because we operate in many jurisdictions, our net earnings are subject to risk due to changing tax laws and tax rates around the world. The current, rapidly changing economic environment may increase the likelihood of substantial changes to tax laws in the jurisdictions in which we operate.
Assessment of Valuation Allowance on Deferred Tax Asset
We have estimated the future taxable income of our foreign subsidiaries and have provided a valuation allowance in respect of loss carryforwards where we do not expect to realize a benefit. We have considered all available evidence using a "more than likely than not" standard in determining the amount of the valuation allowance. During the three and six months ended June 30, 2019, we had no change in our assessment of our valuation allowance on deferred tax assets.
Accounting for Uncertainty in Income Taxes
There were no unrecognized tax benefits relating to uncertain tax positions as of June 30, 2019 and December 31, 2018.
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
In addition, we have entered into certain agreements with Trident with respect to Trident’s co-investments in the Atrium, Arden, and StarStone acquisitions. These include investors’ agreements and shareholders’ agreements, which provide for, among other things: (i) our right to redeem Trident’s equity interest in the Atrium/Arden and StarStone transactions in cash at fair market value at any time following September 6, 2020 and April 1, 2021, respectively; and (ii) Trident’s right to have its equity interest in the Atrium/Arden and StarStone transactions redeemed by us at fair market value (which we may satisfy in either cash or our ordinary shares) following September 6, 2020 and April 1, 2021, respectively. Pursuant to the terms of the shareholders’ agreements, Mr. Carey serves as a Trident representative on the boards of the holding companies established in connection with the Atrium/Arden and StarStone co-investment transactions. Trident also has a second representative on these boards who is a Stone Point employee.
We, in partnership with StarStone's other shareholders, have recently completed two transactions to provide capital support to StarStone in the form of:
(i) a contribution to its contributed surplus account and a loss portfolio transfer, effective October 1, 2018. To fund the transaction, the North Bay shareholders contributed an aggregate amount of $135.0 million to North Bay in proportion to their ownership interests. Trident’s proportionate contribution of $53.1 million was temporarily funded by North Bay and was reimbursed in the first quarter of 2019; and
(ii) a loss portfolio transfer, effective April 1, 2019, for which shareholders agreed to contribute an aggregate amount of $48.0 million.
The RNCI on our balance sheet relating to these Trident co-investment transactions was as follows:

	June 30, 2019	December 31, 2018
Redeemable Noncontrolling Interest	417,533	439,428

As of June 30, 2019, we had the following relationships with Stone Point and its affiliates:

•	Investments in funds (carried within other investments) managed by Stone Point, with respect to which we recognized net unrealized gains (losses);

•
Investments in registered investment companies affiliated with entities owned by Trident or otherwise affiliated with Stone Point, with respect to which we recognized net unrealized gains (losses) and interest income;

•	Separate accounts managed by Eagle Point Credit Management and PRIMA Capital Advisors, which are affiliates of entities owned by Trident, with respect to which we incurred management fees;

•
Investments in funds (carried within other investments) managed by Sound Point Capital, an entity in which Mr. Carey has an indirect minority ownership interest and serves as a director, with respect to which we recognized net unrealized gains (losses);

•
Sound Point Capital has acted as collateral manager for certain of our direct investments in CLO debt and equity securities, with respect to which we recognized net unrealized gains (losses) and interest income;

•
Marble Point Capital, which is an affiliate of an entity owned by Trident, has acted as collateral manager for certain of our direct investments in CLO equity securities, with respect to which we recognized net unrealized gains (losses) and interest income;

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
The following table presents the amounts included in our consolidated balance sheet related to our related party transactions with Stone Point and its affiliated entities:

	June 30, 2019	December 31, 2018
Fixed maturities, trading, at fair value	$332,121	$176,193
Equities, at fair value	52,899	57,319
Other investments, at fair value:
Hedge funds	20,335	19,535
Fixed income funds	526,128	324,561
Private equity funds	31,487	52,925
CLO equities	26,038	15,372
CLO equity funds	66,311	37,260
Private Debt	15,358	10,387
Real estate fund	12,214	8,025
Cash and cash equivalents	14,051	11,739
Other assets	—	5,216
Other liabilities	8,572	4,240
The following table presents the amounts included in net earnings related to our related party transactions with Stone Point and its affiliated entities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net investment income	$1,563	$1,738	$2,752	$3,828
Net realized and unrealized gains (losses)	9,564	3,999	29,747	8,004
Total net earnings	$11,127	$5,737	$32,499	$11,832

KaylaRe
On December 15, 2016, KaylaRe completed an initial capital raise of $620.0 million. We originally owned approximately 48.2% of KaylaRe's common shares and recorded our investment in KaylaRe using the equity method basis of accounting, as we concluded that we were not required to consolidate based on the guidance in ASC 810 - Consolidation.
On May 14, 2018, the Company acquired all of the outstanding shares and warrants of KaylaRe, following the receipt of all required regulatory approvals. In consideration for the acquired shares and warrants of KaylaRe, the Company issued an aggregate of 2,007,017 ordinary shares, comprising 1,501,778 voting ordinary shares and 505,239 Series E non-voting ordinary shares to the shareholders of KaylaRe as follows: (i) 1,204,353 voting ordinary shares and 505,239 Series E Shares to a fund managed by Hillhouse Capital Management, Ltd. ("Hillhouse Capital"); (ii) 285,986 voting ordinary shares to Trident; and (iii) 11,439 voting ordinary shares to the minority shareholder. In addition, the Shareholders Agreement between Enstar and the other KaylaRe shareholders was effectively terminated. Effective May 14, 2018, we consolidated KaylaRe into our consolidated financial statements, and any balances between KaylaRe and Enstar are now eliminated upon consolidation. Refer to Note 3 - "Acquisitions" in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information.

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
In addition, Fitzwilliam Insurance Limited ("Fitzwilliam"), one of our non-life run-off subsidiaries, ceded $177.2 million of loss reserves to KaylaRe Ltd. in 2016. Under the terms of this reinsurance agreement, Fitzwilliam is entitled to receive a profit commission calculated with reference to reserve savings made during the currency of this agreement. Our Non-life Run-off subsidiaries did not cede any additional business to KaylaRe Ltd. during three and six months ended June 30, 2019 and 2018.
Our consolidated statement of earnings included the following amounts related to transactions between us and KaylaRe and KaylaRe Ltd. that occurred prior to our full acquisition:

Six Months Ended
June 30, 2018
Management fee income	$1,453

Transactions under KaylaRe-StarStone QS:
Ceded premium earned	(52,651)
Net incurred losses	31,654
Acquisition costs	18,774

Total net earnings (loss)	$(770)

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
As of June 30, 2019 and December 31, 2018 our equity method investee, Enhanzed Re, had investments in a fund managed by Hillhouse Capital, as described below.
As of June 30, 2019, our carrying value of the InRe Fund, L.P. ("InRe Fund"), which is managed by Hillhouse Capital, was $816.8 million and the fund was invested in approximately 32% in fixed income securities, 3% in North American equities, 88% in international equities and (23)% in financing, derivatives and other items.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our consolidated balance sheet included the following balances related to transactions between us and Hillhouse Capital and its affiliated entities:

	June 30, 2019	December 31, 2018
Investments in funds managed by Hillhouse Capital, held by equity method investees	$219,175	$75,192
Our ownership of equity method investments	47.4%	47.4%
Our indirect investment in funds managed by Hillhouse Capital	$103,889	$35,641

Direct investment in funds managed by Hillhouse Capital:
InRe Fund	$816,844	$678,420
Other funds	206,874	166,646
	$1,023,718	$845,066

The increase in the direct investment in funds managed by Hillhouse was primarily due to unrealized gains in the first half of 2019. We incurred fees of approximately $43.5 million, included within the funds' reported NAV, for the six months ended June 30, 2019 in relation to the direct investment in funds managed by Hillhouse Capital and its affiliated entities as described above.
Monument
Monument Insurance Group Limited ("Monument") was established in March 2016 to focus primarily on the acquisition of European life re-insurance companies or life business portfolios in run-off and to efficiently manage the run-off of the assumed businesses and portfolios. Enstar has invested a total of $26.6 million in the common and preferred shares of Monument and owns approximately 26.6% of the total economic interest in Monument. We have accounted for our equity interest in Monument as an equity method investment as we have significant influence over its operating and financial policies.
On May 31, 2019, we completed the previously announced transfer of our remaining life assurance policies written by our wholly-owned subsidiary Alpha Insurance SA to a subsidiary of Monument. In this transaction, we transferred policy benefits for life and annuity contracts with a carrying value of $99.1 million (or approximately €88.8 million) and total assets with a fair value of $101.6 million (or approximately €91.1 million) to a subsidiary of Monument.
Our investment in the common and preferred shares of Monument, carried in equity method investments on our consolidated balance sheet was as follows:

	June 30, 2019	December 31, 2018
Investment in Monument	$54,442	$42,193

Clear Spring (formerly SeaBright)
Effective January 1, 2017, we sold SeaBright Insurance Company (“SeaBright Insurance”) and its licenses to Delaware Life Insurance Company ("Delaware Life"), a subsidiary of Guggenheim Partners, LLC. Following the sale, SeaBright Insurance was renamed Clear Spring Property and Casualty Company (“Clear Spring”). Clear Spring was subsequently capitalized with $56.0 million of equity, with Enstar retaining a 20% indirect equity interest in Clear Spring. We have accounted for our equity interest in Clear Spring as an equity method investment as we have significant influence over its operating and financial policies.
Our investment in the common shares of Clear Spring, carried in equity method investments on our consolidated balance sheet, was as follows:

	June 30, 2019	December 31, 2018
Investment in Clear Spring	$9,700	$10,070

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
Our consolidated balance sheet included the following balances related to transactions between us and Clear Spring:

	June 30, 2019	December 31, 2018
Balances under StarStone ceding quota share:
Reinsurance balances recoverable	$29,544	$23,718
Prepaid insurance premiums	4,202	13,821
Ceded payable	11,768	14,153
Ceded acquisition costs	1,015	3,233

Balances under assuming quota share:
Losses and LAE	6,334	5,778
Unearned reinsurance premiums	1,050	3,455
Funds held	9,405	10,242
Our consolidated statement of earnings included the following amounts related to transactions between us and Clear Spring:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Transactions under StarStone ceding quota share:
Ceded premium earned	$(4,271)	$(7,636)	$(9,756)	$(14,638)
Ceded incurred losses and LAE	3,129	3,044	6,988	8,606
Ceded acquisition costs	8	2,129	62	3,911

Transactions under assuming quota share:
Premium earned	1,068	158	2,439	1,909
Net incurred losses and LAE	(472)	629	(1,437)	(761)
Acquisition costs	23	(91)	9	(555)

Total net earnings (loss)	$(515)	$(1,767)	$(1,695)	$(1,528)

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
In connection with the Maiden Re Bermuda adverse development cover transaction described above in Note 3 - "Significant New Business", we have also entered into a Master Collateral Agreement with Maiden Re Bermuda, AmTrust and certain subsidiaries of AmTrust, pursuant to which our reinsurance performance obligations in that transactions are collateralized.
Our indirect investment in the shares of AmTrust, carried in equities on our consolidated balance sheet was as follows:

	June 30, 2019	December 31, 2018
Investment in AmTrust	$200,000	$200,000
We recorded the following amounts, related to dividend income, included in net earnings related to our investment in AmTrust:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019

Net investment income	$1,829	3,650

Citco
In June 2018, our subsidiary made a $50.0 million indirect investment in the shares of Citco III Limited ("Citco"), a fund administrator with global operations. Pursuant to an investment agreement and in consideration for participation therein, a related party of Hillhouse Capital provided investment support to our subsidiary. In a private transaction that preceded our co-investment opportunity, certain Citco shareholders, including Trident, agreed to sell all or a portion of their interests in Citco. As of June 30, 2019, Trident owned an approximate 3.4% interest in Citco. Mr. Carey currently serves as an observer to the board of directors of Citco in connection with Trident's investment therein.
Our indirect investment in the shares of Citco, carried in equity method investments on our consolidated balance sheet, was as follows:

	June 30, 2019	December 31, 2018
Investment in Citco	$51,295	$50,812

Enhanzed Re

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Enhanzed Reinsurance Ltd. ("Enhanzed Re") is a joint venture between Enstar, Allianz SE ("Allianz") and Hillhouse Capital that was capitalized in December 2018. Enhanzed Re is a Bermuda-based Class 4 and Class E reinsurer and will reinsure life, non-life run-off, and property and casualty insurance business, initially sourced from Allianz SE and Enstar. Enstar, Allianz and Hillhouse Capital affiliates have made equity investment commitments in aggregate of $470.0 million to Enhanzed Re. Enstar, Allianz and an affiliate of Hillhouse Capital own 47.4%, 24.9% and 27.7%, respectively, of Enhanzed Re's total equity. As of June 30, 2019, Enstar has contributed $123.2 million of its total capital commitment to Enhanzed Re and had an uncalled amount of $100.0 million. We have accounted for our equity interest in Enhanzed Re as an equity method investment as we have significant influence over its operating and financial policies.
Enstar acts as the (re)insurance manager for Enhanzed Re, while Hillhouse Capital acts as the primary investment manager, and an affiliate of Allianz SE provides investment management services to Enhanzed Re. Enhanzed Re writes business from affiliates of its operating sponsors, Allianz SE and Enstar. It also underwrites other business to maximize diversification by risk and geography.
Our investment in the common shares of Enhanzed Re, carried in equity method investments on our consolidated balance sheet was as follows:

	June 30, 2019	December 31, 2018
Investment in Enhanzed Re	$131,376	$94,800

We received fee income of $0.2 million and $0.3 million from Enhanzed Re, recorded within other income on our consolidated statement of earnings, for the three and six months ended June 30, 2019, respectively.

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
Credit risk exists in relation to reinsurance balances recoverable. We remain liable to the extent that retrocessionaires do not meet their contractual obligations and, therefore, we evaluate and monitor concentration of credit risk among our reinsurers. These amounts are discussed in Note 6 - "Reinsurance Balances Recoverable on Paid and Unpaid Losses".
We are also subject to credit risk in relation to funds held by reinsured companies. Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds balance is credited with investment income and losses payable are deducted. We are subject to credit risk if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due. We routinely monitor the creditworthiness of reinsured companies with whom we have funds held arrangements. We have a significant concentration of $1,041.9 million to one reinsured company which has financial strength credit ratings of A+ from A.M. Best and AA from Standard & Poor's.
We limit the amount of credit exposure to any one counterparty, and none of our counterparty credit exposures, excluding U.S. government instruments and the funds held counterparty noted above, exceeded 10% of shareholders’ equity as of June 30, 2019. Our credit exposure to the U.S. government was $791.5 million as of June 30, 2019.
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
Unfunded Investment Commitments
As of June 30, 2019, we had unfunded commitments of $245.1 million and $124.3 million to private equity funds and equity method investments, respectively.
Guarantees
As of June 30, 2019 and December 31, 2018, parental guarantees and capital instruments supporting subsidiaries' insurance obligations were $659.2 million and $614.5 million, respectively. We also have a FAL facility, which on February 12, 2019, we increased to issue up to $375.0 million of letters of credit, and maintained the provision to increase the facility up to $400.0 million. The FAL Facility is available to satisfy our Funds at Lloyd’s requirements and expires in 2022. As of June 30, 2019 there were $368.0 million letters of credit issued under this facility which have a parental guarantee.

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

	June 30, 2019	December 31, 2018
Other liabilities:
Direct asbestos liabilities	$249,120	$265,975
Direct environmental liabilities	1,655	2,152
Estimated future expenses	17,539	19,843
Fair value adjustments	(84,050)	(84,650)
	184,264	203,320
Other assets:
Insurance recoveries related to direct asbestos and environmental liabilities	169,705	183,676
Fair value adjustments	(47,469)	(47,868)
	122,236	135,808

Net liabilities relating to direct asbestos and environmental exposures	$62,028	$67,512

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
The table below provides a summary of the components of our lease cost including the gross sublease income received under sublease arrangements related to certain office spaces that we have leased to conduct our business operations:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease cost	$3,199	$6,686
Sublease income	(137)	(268)
Total lease cost	$3,062	$6,418

The table below provides a summary of the cash flow information and non-cash activity related to our operating leases:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$3,169	$6,193
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$619	$52,228

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides a summary of the leases recorded on our consolidated balance sheets:

	Balance sheet classification	June 30, 2019
Right-of-use assets	Other assets	$47,026
Current lease liabilities	Other liabilities	8,852
Non-current lease liabilities	Other liabilities	38,670

Weighted-average remaining lease term and discount rate used for our operating leases are as follows:

June 30, 2019
Weighted-average remaining lease term	6.6 years
Weighted-average discount rate	6.2%

The table below provides a summary of the maturity of the operating lease liabilities:

June 30, 2019
2019	$4,508
2020	12,684
2021	9,523
2022	7,689
2023	7,016
2024 and beyond	17,891
Total lease payments	59,311
Less: Imputed interest	(11,789)
Present value of lease liabilities	$47,522

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
The following tables set forth selected and unaudited condensed consolidated statement of earnings results by segment:

	Three Months Ended June 30, 2019
	Non-Life Run-Off	Atrium	StarStone	Other	Total
Gross premiums written	$(4,209)	$43,788	$234,104	$460	$274,143

Net premiums written	$(3,409)	$36,962	$195,931	$461	$229,945

Net premiums earned	$48,470	$38,199	$183,923	$5,971	$276,563
Net incurred losses and LAE	(9,752)	(13,048)	(189,073)	(4,465)	(216,338)
Life and Annuity Policy Benefits	—	—	—	(2,194)	(2,194)
Acquisition costs	(16,512)	(12,815)	(37,383)	(145)	(66,855)
Operating expenses	(44,208)	(3,193)	(33,352)	—	(80,753)
Underwriting income (loss)	(22,002)	9,143	(75,885)	(833)	(89,577)
Net investment income (loss)	65,857	2,053	12,268	(2,446)	77,732
Net realized and unrealized gains	241,542	1,969	21,655	4,545	269,711
Fees and commission income	4,645	1,533	—	—	6,178
Other income	9,917	35	319	759	11,030
Corporate expenses	(18,734)	(3,502)	—	(14,530)	(36,766)
Interest income (expense)	(15,619)	—	—	2,583	(13,036)
Net foreign exchange gains (losses)	3,752	98	(1,236)	(27)	2,587
EARNINGS (LOSS) BEFORE INCOME TAXES	269,358	11,329	(42,879)	(9,949)	227,859
Income tax benefit (expense)	(7,399)	(1,023)	904	—	(7,518)
Earnings (loss) from equity method investments	18,119	—	(406)	—	17,713
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	280,078	10,306	(42,381)	(9,949)	238,054
Net loss (earnings) attributable to noncontrolling interest	(2,266)	(4,227)	9,206	—	2,713
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	277,812	6,079	(33,175)	(9,949)	240,767
Dividends on preferred shares	—	—	—	(8,925)	(8,925)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$277,812	$6,079	$(33,175)	$(18,874)	$231,842

Underwriting ratios:
Loss ratio		34.2%	102.8%
Acquisition expense ratio		33.5%	20.3%
Operating expense ratio		8.4%	18.2%
Combined ratio		76.1%	141.3%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2018
	Non-Life Run-Off	Atrium	StarStone	Other	Total
Gross premiums written	$(938)	$41,560	$301,353	$975	$342,950

Net premiums written	$(1,661)	$34,583	$219,238	$1,059	$253,219

Net premiums earned	$9,609	$34,522	$183,621	$1,060	$228,812
Net incurred losses and LAE	70,134	(16,926)	(146,027)	—	(92,819)
Life and Annuity Policy Benefits	—	—	—	160	160
Acquisition costs	(3,214)	(12,716)	(37,271)	(133)	(53,334)
Operating expenses	(38,378)	(4,130)	(34,142)	—	(76,650)
Underwriting income (loss)	38,151	750	(33,819)	1,087	6,169
Net investment income (loss)	57,291	1,285	8,745	(852)	66,469
Net realized and unrealized losses	(46,027)	(680)	(3,181)	(4,530)	(54,418)
Fees and commission income	4,487	3,865	—	—	8,352
Other income (expense)	(9,334)	56	(600)	527	(9,351)
Corporate expenses	(13,387)	(1,838)	—	(10,737)	(25,962)
Interest income (expense)	(10,081)	—	(6)	1,165	(8,922)
Net foreign exchange gains (losses)	6,958	(47)	(1,573)	181	5,519
EARNINGS (LOSS) BEFORE INCOME TAXES	28,058	3,391	(30,434)	(13,159)	(12,144)
Income tax expense	(1,219)	(739)	(1,688)	—	(3,646)
Earnings from equity method investments	15,645	—	—	—	15,645
NET EARNINGS (LOSS)	42,484	2,652	(32,122)	(13,159)	(145)
Net loss (earnings) attributable to noncontrolling interest	(1,094)	(1,121)	10,604	—	8,389
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$41,390	$1,531	$(21,518)	$(13,159)	$8,244

Underwriting ratios:
Loss ratio		49.0%	79.5%
Acquisition expense ratio		36.8%	20.3%
Operating expense ratio		12.0%	18.6%
Combined ratio		97.8%	118.4%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2019
	Non-Life Run-Off	Atrium	StarStone	Other	Total
Gross premiums written	$(25,086)	$97,773	$485,477	$1,324	$559,488

Net premiums written	$(22,587)	$83,461	$390,532	$1,306	$452,712

Net premiums earned	$125,144	$76,952	$397,185	$12,569	$611,850
Net incurred losses and LAE	(104,934)	(30,262)	(384,125)	(9,421)	(528,742)
Life and Annuity Policy Benefits	—	—	—	(2,290)	(2,290)
Acquisition costs	(44,667)	(26,557)	(89,042)	(377)	(160,643)
Operating expenses	(88,200)	(6,226)	(69,346)	—	(163,772)
Underwriting income (loss)	(112,657)	13,907	(145,328)	481	(243,597)
Net investment income (loss)	132,585	3,764	24,210	(4,131)	156,428
Net realized and unrealized gains	677,728	4,882	42,313	5,579	730,502
Fees and commission income	9,477	3,382	—	—	12,859
Other income	15,421	71	379	971	16,842
Corporate expenses	(35,304)	(7,290)	—	(23,227)	(65,821)
Interest income (expense)	(27,735)	—	(475)	4,138	(24,072)
Net foreign exchange gains (losses)	7,370	923	(1,830)	(26)	6,437
EARNINGS (LOSS) BEFORE INCOME TAXES	666,885	19,639	(80,731)	(16,215)	589,578
Income tax expense	(10,119)	(1,708)	(355)	(85)	(12,267)
Equity in earnings of affiliates	26,703	—	(218)	—	26,485
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	683,469	17,931	(81,304)	(16,300)	603,796
Net loss (earnings) attributable to noncontrolling interest	(4,912)	(7,355)	17,128	—	4,861
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	678,557	10,576	(64,176)	(16,300)	608,657
Dividends on preferred shares	—	—	—	(18,064)	(18,064)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$678,557	$10,576	$(64,176)	$(34,364)	$590,593

Underwriting ratios:
Loss ratio		39.3%	96.7%
Acquisition expense ratio		34.5%	22.4%
Operating expense ratio		8.1%	17.5%
Combined ratio		81.9%	136.6%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2018
	Non-Life Run-Off	Atrium	StarStone	Other	Total
Gross premiums written	$6,442	$91,002	$606,342	$2,012	$705,798

Net premiums written	$(1,561)	$76,077	$399,801	$2,049	$476,366

Net premiums earned	$16,787	$69,745	$310,447	$2,052	$399,031
Net incurred losses and LAE	143,112	(34,098)	(221,367)	—	(112,353)
Life and Annuity Policy Benefits	—	—	—	206	206
Acquisition costs	(4,684)	(24,781)	(53,696)	(281)	(83,442)
Operating expenses	(76,781)	(8,307)	(68,699)	—	(153,787)
Underwriting income (loss)	78,434	2,559	(33,315)	1,977	49,655
Net investment income (loss)	108,942	2,470	16,446	4,930	132,788
Net realized and unrealized losses	(172,323)	(2,083)	(16,139)	(6,903)	(197,448)
Fees and commission income	9,385	7,298	—	—	16,683
Other income (expense)	(6,776)	120	(549)	(203)	(7,408)
Corporate expenses	(22,020)	(2,313)	—	(19,752)	(44,085)
Interest income (expense)	(18,611)	—	(547)	2,225	(16,933)
Net foreign exchange gains (losses)	(219)	(1,000)	(478)	1,348	(349)
EARNINGS (LOSS) BEFORE INCOME TAXES	(23,188)	7,051	(34,582)	(16,378)	(67,097)
Income tax expense	(102)	(1,019)	(2,686)	(11)	(3,818)
Equity in earnings of affiliates	30,342	—	—	—	30,342
NET EARNINGS (LOSS)	7,052	6,032	(37,268)	(16,389)	(40,573)
Net loss (earnings) attributable to noncontrolling interest	(2,523)	(2,532)	12,662	—	7,607
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$4,529	$3,500	$(24,606)	$(16,389)	$(32,966)

Underwriting ratios:
Loss ratio		48.9%	71.3%
Acquisition expense ratio		35.5%	17.3%
Operating expense ratio		11.9%	22.1%
Combined ratio		96.3%	110.7%

Assets by Segment
Invested assets are managed on a subsidiary-by-subsidiary basis, and investment income and realized and unrealized gains (losses) on investments are recognized in each segment as earned. Our total assets by segment were as follows:

	June 30,	December 31,
	2019	2018
Assets by Segment:
Non-life Run-off	$14,901,331	$13,362,749
Atrium	558,014	591,722
StarStone	3,499,784	3,416,132
Other	(734,287)	(814,333)
Total assets	$18,224,842	$16,556,270

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition as of June 30, 2019 and our results of operations for the three and six months ended June 30, 2019 and 2018 should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2018. Some of the information contained in this discussion and analysis or included elsewhere in this quarterly report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

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
During the six months ended June 30, 2019, our book value per ordinary share on a fully diluted basis increased by 17.6% to $183.40 per ordinary share. The increase was primarily due to net earnings for the six months ended June 30, 2019.

The table below summarizes the calculation of our fully diluted book value per ordinary share:

	June 30, 2019	December 31, 2018	Change
Numerator:
Total Enstar Group Limited Shareholder's Equity	$4,514,830	$3,901,933	$612,897
Less: Series D and E Preferred Shares	510,000	510,000	—
Total Enstar Group Limited Ordinary Shareholders' Equity (A)	4,004,830	3,391,933	612,897
Proceeds from assumed conversion of warrants(1)	20,229	20,229	—
Numerator for fully diluted book value per ordinary share calculations (B)	$4,025,059	$3,412,162	$612,897

Denominator:
Ordinary shares outstanding (C)	21,484,537	21,459,997	24,540
Effect of dilutive securities:
Share-based compensation plans	286,231	245,165	41,066
Warrants(1)	175,901	175,901	—
Fully diluted ordinary shares outstanding (D)	21,946,669	21,881,063	65,606

Book value per ordinary share:
Basic book value per ordinary share = (A) / (C)	$186.41	$158.06	$28.35
Fully diluted book value per ordinary share = (B) / (D)	$183.40	$155.94	$27.46
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
Current Outlook
Run-off
Our business strategy includes generating growth through acquisitions and reinsurance transactions, particularly in our Non-life Run-off segment. During the first six months of 2019, we completed four reinsurance-to-close transactions with AmTrust ("AmTrust RITC Transactions"), in which we assumed aggregate gross and net reserves $897.1 million and $620.4 million, respectively, and recorded a deferred charge asset of $20.6 million, and we also closed a loss portfolio transfer reinsurance agreement with Amerisure Mutual Insurance Company ("Amerisure"), whereby we assumed net reserves of $48.3 million.
In addition, we have also agreed to enter, or have entered, into the following run-off transactions:

•
an adverse development cover reinsurance transaction with Maiden Re Bermuda, effective January 1, 2019, for losses incurred on or prior to December 31, 2018 in excess of a $2.178 billion retention up to a $600.0 million limit, in exchange for consideration of $445.0 million, as described further below.

•
a reinsurance transaction with Zurich Insurance Group ("Zurich"), pursuant to which we will reinsure approximately $500.0 million of asbestos and environmental reserves relating to 1986 and prior years. Completion is expected to occur in 2019.

As of June 30, 2019, our non-life run-off gross and net reserves were $7.8 billion and $6.2 billion, respectively, and we continue to evaluate opportunities for future growth.
On December 27, 2018, we completed the acquisition of Maiden Reinsurance North America, Inc. (“Maiden Re North America”) from a subsidiary of Maiden Holdings, Ltd.  The net consideration payable was $286.4 million, subject to post-closing adjustments, and we assumed $1.0 billion of gross loss and loss adjustment expense reserves upon closing.  As part of the acquisition, we also novated and assumed certain reinsurance agreements from Maiden Re Bermuda assuming total gross unaffiliated reserves of $72.1 million for total assets of $70.4 million on a funds held basis. Maiden Re Bermuda also provided us with a reinsurance cover for loss reserve development in excess of $100.0 million in excess of the net loss and loss adjustment expenses recorded as of June 30, 2018, up to a maximum $25.0 million.  In connection with completing the adverse development cover transaction described above, we and the Maiden companies agreed to finalize the Maiden Re North America purchase price without post-closing adjustment, and to cancel the excess of loss reinsurance cover of $25.0 million.  There was no impact to our statement of earnings or balance sheet as a result of these actions.
We manage claims in a professional and disciplined manner, drawing on our global team of in-house claims management experts as we aim to proactively manage risks and claims efficiently.
As a result of the number of transactions we have completed over the years, our organizational structure consists of licensed entities across many jurisdictions. In managing our group, we continually look for opportunities to simplify our legal structure by way of company amalgamations and mergers, reinsurance, or other transactions to improve capital efficiency and decrease ongoing compliance and operational costs. In addition, we seek to pool risk in areas where we maintain the expertise to manage such risk to achieve operational efficiencies, which allows us to most efficiently manage our assets to achieve capital diversification benefits.

Underwriting
Our underwriting results can be affected by changes in premium rates, significant losses, development of prior year loss reserves and current year underwriting margins. Underwriting margins, premium rates, and terms of conditions have been under pressure in certain business lines, and we have seen overcapacity in many markets, which can impact premium rates and/or terms and conditions. If general economic conditions worsen, a decrease in the level of economic activity may impact insurable risks and our ability to write premium that is acceptable to us. We may adjust our level of reinsurance to maintain an amount of net exposure that is aligned with our risk tolerance.
Our industry continues to experience challenging underwriting market conditions, and our strategy is to continue to focus on a disciplined underwriting approach and strong risk management practices.
At StarStone, we recently appointed new executive leadership, and we continue to reposition the underwriting portfolio in 2019 to reflect market opportunities and achieve a mix of business for improved underwriting profitability. We will continue to focus on profitable lines, taking action to remediate certain lines that we wish to continue writing and exiting lines of business that we no longer find attractive. We cannot be certain that we will not incur additional unfavorable development in the future, and we may also incur significant costs as we exit business lines, which may impact StarStone's return to profitability. We expect to write less gross premiums in 2019 compared to 2018.
We, in partnership with StarStone's other shareholders, have recently completed two transactions to provide capital support to StarStone in the form of:
(i) a contribution to its contributed surplus account and a loss portfolio transfer and adverse development cover, effective October 1, 2018. To fund the transaction, the shareholders contributed an aggregate amount of $135.0 million in December 2018 in proportion to their ownership interests; and
(ii) a loss portfolio transfer, effective April 1, 2019, for which shareholders agreed to contribute an aggregate amount of $48.0 million.
The quota shares between StarStone's U.S. and U.K. affiliates and KaylaRe was non-renewed as of January 1, 2018 and January 1, 2019, respectively. However, losses in the earlier calendar years will continue to fall due under the previous quota share agreement. StarStone has continued to experience underwriting losses in the first half of 2019, primarily on exited lines of business, but also due to increased frequency and severity of losses on our U.S. casualty line of business.
Investments
Markets are inherently uncertain and investment performance may be impacted by changes in market volatility. We expect to maintain our investment strategy, which is to seek superior risk adjusted returns while preserving liquidity and capital and maintaining a prudent diversification of assets. We will continue allocating a portion of our portfolio to non-investment grade securities or alternative investments, in accordance with our investment guidelines, which provide diversification against our fixed income investments and an opportunity for improved risk-adjusted returns. In addition, we may use derivative instruments in our risk mitigation and yield enhancement strategies.

Our total investment results are a significant component of earnings and are comprised of:

•
Net investment income. In a rising interest rate environment, our net investment income would improve as maturities are reinvested at higher rates. Conversely, in a declining interest rate environment, our net investment income would decline as maturities are reinvested at lower rates. All else being equal, we would also expect our net investment income to grow as total investable assets increase as we acquire more business, partially offset by reductions in the investment portfolio for paid claims.

•
Net realized and unrealized gains or losses. These arise from investments in fixed maturities, funds held, equity securities and other investments. Given the nature of our investments in fixed maturities and the average duration of our fixed maturity securities, the return of our fixed maturities investments will be impacted by changes in interest rates. In a rising rate environment, these securities may experience unrealized losses prior to maturity. Conversely, in a declining rate environment, securities may experience unrealized gains prior to maturity. During the first six months of 2019, we recognized net unrealized gains on our investments of $704.1 million, of which $342.9 million and $74.2 million related to our investments in fixed maturities, trading and funds withheld - directly managed, respectively, primarily due to tightening credit spreads. We generally account for our fixed maturity securities as "trading", whereas other companies in our industry may use "available-for-sale" accounting. The difference is that unrealized changes on investments classified as trading are recorded through earnings, whereas unrealized changes on investments classified as available-for-sale are recorded directly in shareholders' equity. We may therefore experience further unrealized gains and losses on our fixed maturity investments, depending on investment market conditions and general economic conditions. Unrealized amounts would only become realized in the event of a sale of the specific securities prior to maturity or a credit default. For further information on the sensitivity of our portfolio to changes in interest rates, refer to the Interest Rate Risk section within Item 3. "Quantitative and Qualitative Disclosures About Market Risk", included within this Quarterly Report on Form 10-Q. For further discussion of our investments, see "Investable Assets" below. During the first six months of 2019, we recognized net unrealized gains on our other investments of $265.8 million, compared to net unrealized losses of $164.0 million for the year ended 2018. We believe our other investments provide diversification against our fixed income investments and an opportunity for improved risk-adjusted returns. However, the returns of these investments may be relatively volatile, and we may experience significant unrealized gains or losses in a particular quarter or year.

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
Brexit
There has been volatility in the financial and foreign exchange markets following the Brexit referendum on June 23, 2016, and this is expected to continue. On March 29, 2017, Article 50 of the Lisbon Treaty was triggered, which allowed two years for the United Kingdom and the 27 remaining European Union members to reach an agreement with regard to the terms on which the United Kingdom will leave the European Union. However the negotiated Withdrawal Agreement between the United Kingdom and the European Union was not passed by Parliament and the deadline is now October 31, 2019, or the first day of the month after the Withdrawal Agreement is passed, whichever comes first. There remains considerable uncertainty as to whether the Withdrawal Agreement will be approved by Parliament. Other options, such as renegotiating the Withdrawal Agreement, holding a second referendum, leaving the European Union with no deal or revoking Article 50 all remain possible. Additional delays and uncertainty may impact our business, and clients and potential partners may delay transactions until Brexit is resolved.

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
Acquisitions and Significant New Business
Zurich
On April 16, 2019, we entered into reinsurance transaction with Zurich Insurance Group ("Zurich"), pursuant to which we will reinsure certain of Zurich's U.S. asbestos and environmental liability insurance portfolios. In the transaction we will assume $0.5 billion of gross reserves, relating to 1986 and prior year business, rolled forward to close. Completion of the transaction, which is expected to occur in 2019, is subject to, among other things, regulatory approvals and satisfaction of various other customary closing conditions.
Maiden Re
On August 5, 2019, we and Maiden Reinsurance Ltd. (“Maiden Re Bermuda”) completed a transaction pursuant to the previously announced Master Agreement with Maiden Holdings, Ltd. and Maiden Re Bermuda to provide adverse development cover reinsurance to Maiden Re Bermuda, effective January 1, 2019. In the transaction, Maiden Re Bermuda ceded and we assumed as retrocessionaire Maiden Re Bermuda's liability under its quota share agreement with the Bermuda subsidiary ("AmTrust Bermuda") of AmTrust Financial Services, Inc. (“AmTrust”). The adverse development cover reinsurance is for losses incurred on or prior to December 31, 2018 in excess of a $2.178 billion retention up to a $600.0 million limit, in exchange for consideration of $445.0 million. Enstar's reinsurance performance obligations in the transaction are collateralized in accordance with a Master Collateral Agreement among Enstar, Maiden Re Bermuda, AmTrust and certain subsidiaries of AmTrust. The retention, limit and premium were reduced from the previously announced transaction following the parties’ agreement to include only losses under the Bermuda quota share agreement between Maiden Re Bermuda and AmTrust Bermuda.
Amerisure
On April 11, 2019, we completed a loss portfolio transfer reinsurance agreement with Amerisure Mutual Insurance Company ("Amerisure") and Allianz Risk Transfer (Bermuda) Limited (“ART Bermuda”). In the transaction, Amerisure ceded, and each of Enstar and ART Bermuda severally assumed, a 50% quota share of the construction defect losses incurred by Amerisure and certain of its subsidiaries on or before December 31, 2012. Under the agreement, which was effective as of January 1, 2019, we assumed $48.3 million of gross reserves in exchange for consideration of $45.5 million and recorded a deferred charge asset of $2.9 million.
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

Businesses Sold, Held for Sale and Assets Sold
Alpha Life Business Transfer
On May 31, 2019, we completed the transfer of our remaining life assurance policies written by our wholly-owned subsidiary Alpha Insurance SA to a subsidiary of Monument Insurance Group Limited ("Monument"). We have an investment in Monument, as described further in Note 19 - "Related Party Transactions" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. Our policy benefits operations do not qualify for inclusion in our reportable segments and are therefore included within other activities. The related assets, as well as the results from these operations, were not significant to our consolidated operations and therefore they have not been classified as a discontinued operation. In addition, our transfer of these life assurance polices to Monument was not classified as a held-for-sale business transaction since the underlying contracts did not meet the definition of a business.
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

Consolidated Results of Operations - For the Three and Six Months Ended June 30, 2019 and 2018
The following table sets forth our unaudited condensed consolidated statements of earnings for each of the periods indicated. For a discussion of the critical accounting policies that affect the results of operations, see "Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2018, and within this Quarterly Report on Form 10-Q.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$276,563	$228,812	$47,751	$611,850	$399,031	$212,819
Fees and commission income	6,178	8,352	(2,174)	12,859	16,683	(3,824)
Net investment income	77,732	66,469	11,263	156,428	132,788	23,640
Net realized and unrealized gains (losses)	269,711	(54,418)	324,129	730,502	(197,448)	927,950
Other income (expenses)	11,030	(9,351)	20,381	16,842	(7,408)	24,250
	641,214	239,864	401,350	1,528,481	343,646	1,184,835
EXPENSES
Net incurred losses and LAE	216,338	92,819	123,519	528,742	112,353	416,389
Life and annuity policy benefits	2,194	(160)	2,354	2,290	(206)	2,496
Acquisition costs	66,855	53,334	13,521	160,643	83,442	77,201
General and administrative expenses	117,519	102,612	14,907	229,593	197,872	31,721
Interest expense	13,036	8,922	4,114	24,072	16,933	7,139
Net foreign exchange gains (losses)	(2,587)	(5,519)	2,932	(6,437)	349	(6,786)
	413,355	252,008	161,347	938,903	410,743	528,160
EARNINGS (LOSS) BEFORE INCOME TAXES	227,859	(12,144)	240,003	589,578	(67,097)	656,675
Income tax expense	(7,518)	(3,646)	(3,872)	(12,267)	(3,818)	(8,449)
Earnings from equity method investments	17,713	15,645	2,068	26,485	30,342	(3,857)
NET EARNINGS (LOSS)	238,054	(145)	238,199	603,796	(40,573)	644,369
Net loss attributable to noncontrolling interest	2,713	8,389	(5,676)	4,861	7,607	(2,746)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	240,767	8,244	232,523	608,657	(32,966)	641,623
Dividends on preferred shares	(8,925)	—	(8,925)	(18,064)	—	(18,064)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$231,842	$8,244	$223,598	$590,593	$(32,966)	$623,559
Highlights
Consolidated Results of Operations for the Three Months Ended June 30, 2019:

•	Consolidated net earnings of $231.8 million and basic and diluted net earnings per ordinary share of $10.79 and $10.70, respectively.

•
Non-GAAP operating income of $103.2 million and diluted non-GAAP operating income per ordinary share of $4.76. For a reconciliation of non-GAAP operating income to net earnings (loss) calculated in accordance with GAAP and diluted non-GAAP operating income per ordinary share to diluted net earnings (loss) per ordinary share calculated in accordance with GAAP, see "Non-GAAP Financial Measures" below.

•	Net earnings from Non-life Run-off segment of $277.8 million, including investment results.

•	Net investment income of $77.7 million and net realized and unrealized gains of $269.7 million comprised $26.1 million of net realized gains and $243.6 million of net unrealized gains.

•	Net premiums earned of $276.6 million, including $38.2 million and $183.9 million in our Atrium and StarStone segments, respectively.

•	Combined ratios of 76.1% and 141.3% for the active underwriting operations within our Atrium and StarStone segments, respectively.

Consolidated Results of Operations for the Six Months Ended June 30, 2019:

•	Consolidated net earnings of $590.6 million and basic and diluted net earnings per ordinary share of $27.51 and $27.26, respectively.

•
Non-GAAP operating income of $302.9 million and diluted non-GAAP operating income per ordinary share of $13.98. For a reconciliation of non-GAAP operating income to net earnings (loss) calculated in accordance with GAAP and diluted non-GAAP operating income per ordinary share to diluted net earnings (loss) per ordinary share calculated in accordance with GAAP, see "Non-GAAP Financial Measures" below.

•	Net earnings from Non-life Run-off segment of $678.6 million, including investment results.

•	Net investment income of $156.4 million and net realized and unrealized gains of $730.5 million, comprised of $26.4 million of net realized gains and $704.1 million of net unrealized gains.

•	Net premiums earned of $611.9 million, including $77.0 million and $397.2 million in our Atrium and StarStone segments, respectively.

•	Combined ratios of 81.9% and 136.6% for the active underwriting operations within our Atrium and StarStone segments, respectively.
Consolidated Financial Condition as of June 30, 2019:

•	Total investments, cash and funds held of $14,102.4 million.

•	Total reinsurance balances recoverable of $2,243.5 million.

•	Total assets of $18,224.8 million.

•	Total gross reserves for losses and LAE of $9,833.9 million, with $946.1 million of gross reserves assumed in our Non-life Run-off operations during the six months ended June 30, 2019.

•
Total Enstar Group Limited shareholders' equity, including preferred shares, of $4,514.8 million and redeemable noncontrolling interest of $435.7 million. Shareholders' equity includes $510.0 million of preferred shares issued in 2018.

•	Diluted book value per ordinary share of $183.40, an increase of 17.6% since December 31, 2018.
Consolidated Overview - For the Three Months Ended June 30, 2019 and 2018
We reported consolidated net earnings attributable to Enstar Group Limited ordinary shareholders of $231.8 million for the three months ended June 30, 2019, an increase in net earnings of $223.6 million from net earnings of $8.2 million for the three months ended June 30, 2018. Our second quarter results were positively impacted by unrealized gains on fixed maturity securities, which are accounted for on a trading basis through net earnings, and unrealized gains on our other investments. In addition, comparability between periods is impacted by the loss portfolio transfer reinsurance transactions that we completed in 2019 with AmTrust and Amerisure, and during 2018 with Zurich Australia, Neon and Novae. The most significant drivers of our consolidated financial performance during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 included:

•
Non-life Run-off - Net earnings attributable to the Non-life Run-off segment were $277.8 million for the three months ended June 30, 2019 compared to $41.4 million for the three months ended June 30, 2018. The increase in net earnings of $236.4 million was primarily due to net realized and unrealized gains of $241.5 million on our investment portfolio in the current period compared to net losses in the comparative period, and higher other income, partially offset by an increase in net incurred losses and LAE in the current period compared to a reduction in net incurred losses and LAE in the comparative period;

•
Atrium - Net earnings were $6.1 million for the three months ended June 30, 2019 compared to $1.5 million for the three months ended June 30, 2018. The increase in net earnings was primarily due to improved underwriting income due to lower loss and other expense ratios and higher net realized and unrealized gains on our investment portfolio;

•
StarStone - Net losses were $33.2 million for the three months ended June 30, 2019 compared to net losses of $21.5 million for the three months ended June 30, 2018. The increase in net losses was primarily attributable to higher net incurred losses and LAE, partially offset by increased net realized and unrealized gains on our investment portfolio. The increase in net incurred losses and LAE was primarily due to prior year net unfavorable loss development across exited lines and our U.S. casualty line of business. The segment results in 2019 also include the consolidation of StarStone Group's reinsurance to KaylaRe following Enstar's acquisition of the portion of KaylaRe it did not already own, and the results of a loss portfolio transfer on discontinued lines;

•
Net Realized and Unrealized Gains (Losses) - Net realized and unrealized gains were $269.7 million for the three months ended June 30, 2019 compared to net realized and unrealized losses of $54.4 million for the three months ended June 30, 2018. Net unrealized gains for the three months ended June 30, 2019 included net unrealized gains of $133.4 million on fixed maturities investments, which are accounted for on a trading basis through net earnings, and gains of $61.1 million on other investments. The unrealized gains on fixed maturities were primarily driven by tightening corporate credit spreads. Many insurance companies use available-for-sale accounting where unrealized amounts are recorded directly to shareholders’ equity and therefore do not impact earnings. Unrealized amounts would only become realized in the event of a sale of the specific securities prior to maturity or a credit default. The net unrealized gains on our other investments were primarily driven by unrealized gains in our equity, fixed income and hedge funds, as a result of strong results in the global equity and fixed income markets in the second quarter of 2019;

•
Net Investment Income - Net investment income was $77.7 million and $66.5 million for the three months ended June 30, 2019 and 2018, respectively. The increase was primarily due to an increase in average investable assets in our Non-Life Run-off segment due to the transactions noted above, and higher reinvestment rates;

•
Noncontrolling Interest - The net (earnings) losses attributable to the noncontrolling interest are directly related to the results from those subsidiary companies in which there are either noncontrolling interests or redeemable noncontrolling interests. The net losses attributable to noncontrolling interest were $2.7 million for the three months ended June 30, 2019 compared to net losses attributable to noncontrolling interest of $8.4 million for the three months ended June 30, 2018. The net losses attributable to noncontrolling interest were primarily driven by the losses in the StarStone segment, as discussed above, partially offset by the net earnings in our Non-life Run-off and Atrium segments;

•
Our non-GAAP operating income, which excludes the impact of net realized and unrealized gains and losses on fixed maturity securities and other items, was $103.2 million for the three months ended June 30, 2019, an increase of $20.3 million from non-GAAP operating income of $83.0 million for the three months ended June 30, 2018. For a reconciliation of non-GAAP operating income to net earnings (loss) calculated in accordance with GAAP, see "Non-GAAP Financial Measures" below. The increase primarily related to unrealized gains on other investments during the three months ended June 30, 2019.

Consolidated Overview - For the Six Months Ended June 30, 2019 and 2018
We reported consolidated net earnings attributable to Enstar Group Limited shareholders of $590.6 million for the six months ended June 30, 2019, an increase in net earnings of $623.6 million from net losses of $33.0 million for the six months ended June 30, 2018. Our results for the six months ended June 30, 2019 were impacted by unrealized gains on fixed maturity securities, which are accounted for on a trading basis through earnings. Our comparative results were also impacted by our acquisition and disposition activity and completed loss portfolio transfer reinsurance transactions, which are noted above.
The most significant drivers of our consolidated financial performance during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 included:

•
Non-life Run-off - Net earnings attributable to the Non-life Run-off segment were $678.6 million and $4.5 million for the six months ended June 30, 2019 and 2018, respectively. The increase in net earnings of $674.0 million was primarily due to net realized and unrealized gains on our investment portfolio in the current period, higher investment income and higher other income, partially offset by an increase in net incurred losses and LAE in the current period;

•
Net Investment Income - Net investment income was $156.4 million and $132.8 million for the six months ended June 30, 2019 and 2018, respectively. The increase of $23.6 million was primarily attributable to an increase in average investable assets due to the transactions noted above and higher reinvestment rates;

•
Net Realized and Unrealized Gains (Losses) - Net realized and unrealized gains were $730.5 million for the six months ended June 30, 2019 compared to net realized and unrealized losses of $197.4 million for the six months ended June 30, 2018. Net unrealized gains for the six months ended June 30, 2019 included net unrealized gains of $342.9 million on fixed maturities investments, which are accounted for on a trading basis through net earnings and unrealized gains of $265.8 million on other investments. The unrealized gains on fixed maturities were primarily driven by decreased sovereign yields and tightening corporate credit spreads in the current period and the unrealized gains on other investments were principally driven by tightening credit spreads and a more favorable movement in international equity markets in 2019;

•
Atrium - Net earnings for the six months ended June 30, 2019 and 2018 were $10.6 million and $3.5 million, respectively. The increase was primarily attributable to higher net earned premium, a lower loss ratio in the current period and higher unrealized gains, partially offset by higher earnings attributable to noncontrolling interest;

•
StarStone - Net losses were $64.2 million and $24.6 million for the six months ended June 30, 2019 and 2018, respectively. The increase in net losses was primarily attributable to the increase in net incurred losses and LAE and higher acquisition costs, partially offset by net realized and unrealized gains on our investment portfolio, higher net earned premiums and higher losses attributable to noncontrolling interest;

•
Other Activities - Net losses were $34.4 million and $16.4 million for the six months ended June 30, 2019 and 2018, respectively, with the increase in net losses primarily attributable to dividends on preferred shares, partially offset by higher net realized and unrealized gains;

•
Noncontrolling Interest - For the six months ended June 30, 2019 and 2018, the net losses attributable to noncontrolling interest were $4.9 million and $7.6 million, respectively, primarily reflecting losses from the StarStone segment and partially offset by net earnings in the Atrium segment, as discussed above; and

•
Non-GAAP operating income - Our Non-GAAP operating income, which excludes the impact of net realized and unrealized gains and losses on fixed maturity securities and other items, was $302.9 million for the six months ended June 30, 2019, an increase of $180.3 million from non-GAAP operating income of $122.6 million for the six months ended June 30, 2018. For a reconciliation of non-GAAP operating income to net earnings (loss) calculated in accordance with GAAP, see "Non-GAAP Financial Measures" below.

Results of Operations by Segment - For the Three and Six Months Ended June 30, 2019 and 2018
We have three segments of business that are each managed, operated and reported on separately: (i) Non-life Run-off; (ii) Atrium; and (iii) StarStone. Other activities, which do not qualify as a reportable segment, are included in "Other Activities" and discussed in Note 21 - "Segment Information" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. For a description of our segments, see "Item 1. Business - Operating Segments" in our Annual Report on Form 10-K for the year ended December 31, 2018.
The below table provides a split by operating segment of the net earnings (loss) attributable to Enstar Group Limited ordinary shareholders:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands of U.S. dollars)
Segment split of net earnings (loss) attributable to Enstar Group Limited:
Non-life Run-off	$277,812	$41,390	$236,422	$678,557	$4,529	$674,028
Atrium	6,079	1,531	4,548	10,576	3,500	7,076
StarStone	(33,175)	(21,518)	(11,657)	(64,176)	(24,606)	(39,570)
Other	(18,874)	(13,159)	(5,715)	(34,364)	(16,389)	(17,975)
Net earnings (loss) attributable to Enstar Group Limited ordinary shareholders	$231,842	$8,244	$223,598	$590,593	$(32,966)	$623,559
The following is a discussion of our results of operations by segment.

Non-life Run-off Segment
The following is a discussion and analysis of the results of operations for our Non-life Run-off segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands of U.S. dollars)
Gross premiums written	$(4,209)	$(938)	$(3,271)	$(25,086)	$6,442	$(31,528)

Net premiums written	$(3,409)	$(1,661)	$(1,748)	$(22,587)	$(1,561)	$(21,026)

Net premiums earned	$48,470	$9,609	$38,861	$125,144	$16,787	$108,357
Net incurred losses and LAE (1)	(9,752)	70,134	(79,886)	(104,934)	143,112	(248,046)
Acquisition costs	(16,512)	(3,214)	(13,298)	(44,667)	(4,684)	(39,983)
Operating expenses	(44,208)	(38,378)	(5,830)	(88,200)	(76,781)	(11,419)
Underwriting income (1)	(22,002)	38,151	(60,153)	(112,657)	78,434	(191,091)
Net investment income	65,857	57,291	8,566	132,585	108,942	23,643
Net realized and unrealized gains (losses)	241,542	(46,027)	287,569	677,728	(172,323)	850,051
Fees and commission income	4,645	4,487	158	9,477	9,385	92
Other income (expenses)	9,917	(9,334)	19,251	15,421	(6,776)	22,197
Corporate expenses	(18,734)	(13,387)	(5,347)	(35,304)	(22,020)	(13,284)
Interest expense	(15,619)	(10,081)	(5,538)	(27,735)	(18,611)	(9,124)
Net foreign exchange gains (losses)	3,752	6,958	(3,206)	7,370	(219)	7,589
EARNINGS (LOSS) BEFORE INCOME TAXES	269,358	28,058	241,300	666,885	(23,188)	690,073
Income tax expense	(7,399)	(1,219)	(6,180)	(10,119)	(102)	(10,017)
Earnings from equity method investments	18,119	15,645	2,474	26,703	30,342	(3,639)
NET EARNINGS	280,078	42,484	237,594	683,469	7,052	676,417
Net earnings attributable to noncontrolling interest	(2,266)	(1,094)	(1,172)	(4,912)	(2,523)	(2,389)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$277,812	$41,390	$236,422	$678,557	$4,529	$674,028
(1) Comparability between periods is impacted by the current period net incurred losses and LAE as acquired unearned premium is earned, and changes in fair value due to the fair value election on certain business. Refer to Net Incurred Losses and LAE table for further details.

Overall Results
Three Months Ended June 30: Net earnings were $277.8 million for the three months ended June 30, 2019 compared to $41.4 million for the three months ended June 30, 2018, an increase of $236.4 million. The increase was primarily attributable to an increase of $287.6 million in net realized and unrealized gains (losses) on our investment portfolio due to unrealized gains on our fixed maturity portfolio and unrealized gains on our hedge funds, equity funds, fixed income funds and private equity funds within our other investments, an increase in net investment income of $8.6 million, an increase in net premiums earned of $38.9 million and an increase in other income of $19.3 million, partially offset by a change in net incurred losses and LAE of $79.9 million and an increase in general and administrative expenses of $11.2 million.
Six Months Ended June 30: Net earnings were $678.6 million and $4.5 million for the six months ended June 30, 2019 and 2018, respectively, an increase of $674.0 million. The increase was primarily attributable to an increase of $850.1 million in net realized and unrealized gains on our investment portfolio primarily due to tightening corporate credit spreads and gains on our hedge funds, equity funds, fixed income funds and private equity funds within our other investments, an increase of $23.6 million in net investment income, an increase in net earned premium of $108.4 million and an increase in other income of $22.2 million, partially offset by a change in net incurred losses and LAE of $248.0 million and an increase in general and administrative expenses of $24.7 million.
The major components of earnings are discussed below, except for investment results, which are separately discussed below in "Investable Assets."

Net Premiums Earned:
The following table shows the gross and net premiums written and earned for the Non-life Run-off segment:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands of U.S. dollars)
Gross premiums written	$(4,209)	$(938)	$(3,271)	$(25,086)	$6,442	$(31,528)
Ceded reinsurance premiums written	800	(723)	1,523	2,499	(8,003)	10,502
Net premiums written	$(3,409)	$(1,661)	$(1,748)	$(22,587)	$(1,561)	$(21,026)

Gross premiums earned	$55,551	$23,188	$32,363	$139,517	$36,298	$103,219
Ceded reinsurance premiums earned	(7,081)	(13,579)	6,498	(14,373)	(19,511)	5,138
Net premiums earned	$48,470	$9,609	$38,861	$125,144	$16,787	$108,357
As business in this segment is in run-off, our general expectation is for premiums associated with legacy business to decline in future periods. However, the actual amount in any particular year will be impacted by new transactions during the year and the run-off of premiums from transactions completed in recent years. Premiums earned in this segment are generally offset by net incurred losses and LAE related to the premiums. Premiums earned may be higher than premiums written as we may assume unearned premium without writing the premium ourselves.
Three and Six Months Ended June 30: Net premiums written in the three and six months ended June 30, 2019 of $(3.4) million and $(22.6) million, respectively, were primarily related to reductions in net written premium on legacy business for which corresponding unearned premium was also released. Net premiums earned in the three and six months ended June 30, 2019 of $48.5 million and $125.1 million, respectively, were primarily related to the run-off business assumed as a result of the AmTrust RITC transactions and the acquisition of Maiden Reinsurance North America, Inc. ("Maiden Re North America"). Premiums written and earned in the three and six months ended June 30, 2018 were primarily related to the run-off business assumed as a result of the RITC transaction with Novae.

Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Non-life Run-off segment:

	Three Months Ended June 30,
	2019			2018
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$308,226	$20,877	$329,103	$195,721	$590	$196,311
Net change in case and LAE reserves (1)	(121,377)	1,543	(119,834)	(125,416)	1,052	(124,364)
Net change in IBNR reserves (2)	(249,923)	11,691	(238,232)	(161,110)	3,471	(157,639)
Increase (reduction) in estimates of net ultimate losses	(63,074)	34,111	(28,963)	(90,805)	5,113	(85,692)
Increase (reduction) in provisions for unallocated LAE	(11,160)	264	(10,896)	(9,311)	—	(9,311)
Amortization of deferred charge assets	3,933	—	3,933	3,718	—	3,718
Amortization of fair value adjustments	7,716	—	7,716	3,918	—	3,918
Changes in fair value - fair value option	37,962	—	37,962	17,233	—	17,233
Net incurred losses and LAE	$(24,623)	$34,375	$9,752	$(75,247)	$5,113	$(70,134)
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

Three Months Ended June 30: The increase in net incurred losses and LAE for the three months ended June 30, 2019 of $9.8 million included net incurred losses and LAE of $34.4 million related to current period net earned premium, primarily for the run-off business acquired with the AmTrust RITC Transactions and the acquisition of Maiden Re North America. Excluding current period net incurred losses and LAE of $34.4 million, the reduction in net incurred losses and LAE liabilities relating to prior periods was $24.6 million, which was attributable to a reduction in estimates of net ultimate losses of $63.1 million and a reduction in provisions for unallocated LAE of $11.2 million relating to 2019 run-off activity, partially offset by an increase in the fair value of liabilities of $38.0 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option primarily as a result of a decrease in corporate bond yields, the amortization of fair value adjustments over the estimated payout period relating to companies acquired of $7.7 million and the amortization of the deferred charge assets of $3.9 million. The reduction in estimates of net ultimate losses of $63.1 million for the three months ended June 30, 2019 included a net reduction in case and IBNR reserves of $371.3 million, partially offset by net losses paid of $308.2 million.
The reduction in net incurred losses and LAE for the three months ended June 30, 2018 of $70.1 million included net incurred losses and LAE of $5.1 million related to current period net earned premium. Excluding current period net incurred losses and LAE of $5.1 million, the reduction in net incurred losses and LAE liabilities relating to prior periods was $75.2 million, which was attributable to a reduction in estimates of net ultimate losses of $90.8 million and a reduction in provisions for unallocated LAE of $9.3 million, relating to 2018 run-off activity, partially offset by an increase in the fair value of liabilities of $17.2 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $3.9 million and the amortization of the deferred charge assets of $3.7 million. The reduction in estimates of net ultimate losses of $90.8 million for the three months ended June 30, 2018 included a net change in case and IBNR reserves of $286.5 million, partially offset by net losses paid of $195.7 million.
The following table shows the components of net incurred losses and LAE for the Non-life Run-off segment for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019			2018
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$639,281	$38,891	$678,172	$448,304	$591	$448,895
Net change in case and LAE reserves (1)	(218,950)	21,415	(197,535)	(248,908)	1,058	(247,850)
Net change in IBNR reserves (2)	(493,738)	22,611	(471,127)	(315,560)	3,810	(311,750)
Increase (reduction) in estimates of net ultimate losses	(73,407)	82,917	9,510	(116,164)	5,459	(110,705)
Increase (reduction) in provisions for unallocated LAE	(26,600)	529	(26,071)	(24,263)	—	(24,263)
Amortization of deferred charge assets	10,997	—	10,997	8,799	—	8,799
Amortization of fair value adjustments	16,495	—	16,495	6,065	—	6,065
Changes in fair value - fair value option	94,003	—	94,003	(23,008)	—	(23,008)
Net incurred losses and LAE	$21,488	$83,446	$104,934	$(148,571)	$5,459	$(143,112)
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
Six Months Ended June 30: The increase in net incurred losses and LAE for the six months ended June 30, 2019 of $104.9 million included net incurred losses and LAE of $83.4 million related to current period net earned premium, primarily for the run-off business acquired with the AmTrust RITC Transactions and the acquisition of Maiden Re North America. Excluding current period net incurred losses and LAE of $83.4 million, the increase in net incurred losses and LAE liabilities relating to prior periods was $21.5 million, which was attributable to an increase in the fair value of liabilities of $94.0 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option primarily as a result of a decrease in corporate bond yields, amortization of fair value adjustments over the estimated payout period relating to companies acquired of $16.5 million and amortization of the deferred charge assets of $11.0 million, partially offset by a reduction in estimates of net ultimate losses of $73.4 million and a reduction in provisions for unallocated LAE of $26.6 million, relating to 2019 run-off activity. The reduction in estimates of net ultimate losses of $73.4 million for the six months ended June 30, 2019 included a net change in case and IBNR reserves of $712.7 million, partially offset by net losses paid of $639.3 million.

The reduction in net incurred losses and LAE for the six months ended June 30, 2018 of $143.1 million included net incurred losses and LAE of $5.5 million related to current period net earned premium. Excluding current period net incurred losses and LAE of $5.5 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $148.6 million, which was attributable to a reduction in estimates of net ultimate losses of $116.2 million, a reduction in provisions for unallocated LAE of $24.3 million, relating to 2018 run-off activity and a reduction in the fair value of liabilities of $23.0 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, partially offset by amortization of the deferred charge assets of $8.8 million and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $6.1 million. The reduction in estimates of net ultimate losses of $116.2 million for the six months ended June 30, 2018 included a net change in case and IBNR reserves of $564.5 million, partially offset by net losses paid of $448.3 million.

Acquisition Costs:
Three and Six Months Ended June 30: Acquisition costs were $16.5 million and $3.2 million for the three months ended June 30, 2019 and 2018, respectively, and $44.7 million and $4.7 million for the six months ended June 30, 2019 and 2018, respectively. The increase in acquisition costs for the three and six months ended June 30, 2019 primarily related to the run-off business assumed through the AmTrust RITC Transactions and the acquisition of Maiden Re North America.
Other Income:
Three Months Ended June 30: For the three months ended June 30, 2019, we recorded other income of $9.9 million compared to other expense of $9.3 million for the three months ended June 30, 2018, a change of $19.3 million, primarily due to a loss of $15.6 million recognized in the three months ended June 30, 2018 in respect of the settlement of all contractual preexisting relationships in relation to the acquisition of KaylaRe Holdings Ltd, and an increase in the recoveries of other assets in 2019.
Six Months Ended June 30: Other income was $15.4 million for the six months ended June 30, 2019 compared to other expense of $6.8 million for the six months ended June 30, 2018, a change of $22.2 million, primarily due to a loss of $15.6 million recognized in the three months ended June 30, 2018 in respect of the settlement of all contractual preexisting relationships in relation to the acquisition of KaylaRe Holdings Ltd, and an increase in the recoveries of other assets in 2019.
General and Administrative Expenses:
General and administrative expenses consist of operating expenses and corporate expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands of U.S. dollars)
Operating expenses	$44,208	$38,378	$5,830	$88,200	$76,781	$11,419
Corporate expenses	18,734	13,387	5,347	35,304	22,020	13,284
General and administrative expenses	$62,942	$51,765	$11,177	$123,504	$98,801	$24,703
Three and Six Months Ended June 30: General and administrative expenses were $62.9 million and $51.8 million for the three months ended June 30, 2019 and 2018, respectively, an increase of $11.2 million. For the six months ended June 30, 2019 and 2018, general and administrative expenses were $123.5 million and $98.8 million, respectively, an increase of $24.7 million. The increases for the three and six months ended June 30, 2019 were primarily attributable to higher performance-based salary and benefits expenses for the three and six months ended June 30, 2019 as a result of higher net earnings in 2019 compared to 2018.
Interest Expense:
Three and Six Months Ended June 30: Interest expense was $15.6 million for the three months ended June 30, 2019 compared to $10.1 million for the three months ended June 30, 2018, an increase of $5.5 million. Interest expense was $27.7 million and $18.6 million for the six months ended June 30, 2019 and 2018, respectively. The increase for the three months ended June 30, 2019 was primarily driven by interest on the 2018 EGL Term Loan Facility which was entered into on December 27, 2018 and partially used to fund the acquisition of Maiden Re North America.

Income Taxes:
Three Months Ended June 30: For the three months ended June 30, 2019 income tax expense was $7.4 million compared to $1.2 million for the three months ended June 30, 2018, a change of $6.2 million, which primarily resulted from higher earnings before income taxes in the current period.
Six Months Ended June 30: For the six months ended June 30, 2019 and 2018, income tax expenses were $10.1 million and $0.1 million, respectively, an increase of $10.0 million, which primarily resulted from higher earnings before income taxes in the current period.
Earnings from Equity Method Investments:
Three Months Ended June 30: For the three months ended June 30, 2019 and 2018 earnings from equity method investments were $18.1 million and $15.6 million, respectively, an increase of $2.5 million. The increase was primarily due to the earnings recognized on our equity method investments in Enhanzed Reinsurance Ltd. ("Enhanzed Re") and Monument in the current period, compared with earnings from KaylaRe in the comparative period, which did not reoccur in the current period. Since its acquisition on May 14, 2018, Kayla Re is our wholly-owned subsidiary.
Six Months Ended June 30: For the six months ended June 30, 2019 and 2018 earnings from equity method investments were $26.7 million and $30.3 million, respectively, a decrease of $3.6 million. The decrease was primarily due to the earnings recognized on our equity method investment in KaylaRe in the comparative period, which did not reoccur in the current period, partially offset by increased earnings from our investments in Enhanzed Re and Monument.
Noncontrolling Interest:
Three and Six Months Ended June 30: The net earnings attributable to the noncontrolling interest of our Non-life Run-off segment were $2.3 million and $1.1 million for the three months ended June 30, 2019 and 2018, respectively, and $4.9 million and $2.5 million for the six months ended June 30, 2019 and 2018, respectively. The increases of $1.2 million for the three months ended June 30, 2019 and $2.4 million for the six months ended June 30, 2019 were primarily attributable to increases in earnings for those companies where there is a noncontrolling interest. The number of subsidiaries in this segment with a noncontrolling interest remained unchanged at two as of June 30, 2019 and June 30, 2018.

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
The following is a discussion and analysis of the results of operations for our Atrium segment are summarized below.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands of U.S. dollars)
Gross premiums written	$43,788	$41,560	$2,228	$97,773	$91,002	$6,771

Net premiums written	$36,962	$34,583	$2,379	$83,461	$76,077	$7,384

Net premiums earned	$38,199	$34,522	$3,677	$76,952	$69,745	$7,207
Net incurred losses and LAE	(13,048)	(16,926)	3,878	(30,262)	(34,098)	3,836
Acquisition costs	(12,815)	(12,716)	(99)	(26,557)	(24,781)	(1,776)
Operating expenses	(3,193)	(4,130)	937	(6,226)	(8,307)	2,081
Underwriting income	9,143	750	8,393	13,907	2,559	11,348
Net investment income	2,053	1,285	768	3,764	2,470	1,294
Net realized and unrealized gains (losses)	1,969	(680)	2,649	4,882	(2,083)	6,965
Fees and commission income	1,533	3,865	(2,332)	3,382	7,298	(3,916)
Other income	35	56	(21)	71	120	(49)
Corporate expenses	(3,502)	(1,838)	(1,664)	(7,290)	(2,313)	(4,977)
Net foreign exchange gains (losses)	98	(47)	145	923	(1,000)	1,923
EARNINGS BEFORE INCOME TAXES	11,329	3,391	7,938	19,639	7,051	12,588
Income tax expense	(1,023)	(739)	(284)	(1,708)	(1,019)	(689)
NET EARNINGS	10,306	2,652	7,654	17,931	6,032	11,899
Net earnings attributable to noncontrolling interest	(4,227)	(1,121)	(3,106)	(7,355)	(2,532)	(4,823)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$6,079	$1,531	$4,548	$10,576	$3,500	$7,076

Underwriting ratios(1):
Loss ratio	34.2%	49.0%	(14.8)%	39.3%	48.9%	(9.6)%
Acquisition cost ratio	33.5%	36.8%	(3.3)%	34.5%	35.5%	(1.0)%
Operating expense ratio	8.4%	12.0%	(3.6)%	8.1%	11.9%	(3.8)%
Combined ratio	76.1%	97.8%	(21.7)%	81.9%	96.3%	(14.4)%
(1) Refer to "Underwriting Ratios" for a description of how these ratios are calculated.
Overall Results
Three Months Ended June 30: Net earnings were $6.1 million for the three months ended June 30, 2019 compared to $1.5 million for the three months ended June 30, 2018, an increase of $4.5 million. The increase in net earnings was primarily due to an improvement in the combined ratio and improved investment results, partially offset by lower fee and commission income and higher corporate expenses. The combined ratio improved to 76.1% for the three months ended June 30, 2019 as compared to 97.8% for the three months ended June 30, 2018. The decrease in the combined ratio was primarily due to the decrease in the loss ratio.

Six Months Ended June 30: Net earnings were $10.6 million for the six months ended June 30, 2019 compared to $3.5 million for the six months ended June 30, 2018, an increase of $7.1 million. The increase in net earnings was primarily due to an improvement in the combined ratio and improved investment results, partially offset by higher corporate expenses and lower fee and commission income. The combined ratio improved to 81.9% for the six months ended June 30, 2019 as compared to 96.3% for the six months ended June 30, 2018. The decrease in the combined ratio was primarily due to the decrease in the loss ratio, principally driven by a reduction in the attritional loss ratio and an increase in favorable prior year loss development.

Investment results are separately discussed below in "Investable Assets."
Gross Premiums Written:
The following table provides gross premiums written by line of business for the Atrium segment:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands of U.S. dollars)
Marine, Aviation and Transit	$10,656	$9,740	$916	$23,670	$22,127	$1,543
Binding Authorities	17,073	17,639	(566)	35,648	35,348	300
Reinsurance	3,429	3,843	(414)	11,904	12,775	(871)
Accident and Health	4,537	5,378	(841)	13,749	11,518	2,231
Non-Marine Direct and Facultative	8,093	4,960	3,133	12,802	9,234	3,568
Total	$43,788	$41,560	$2,228	$97,773	$91,002	$6,771
Three and Six Months Ended June 30: The increase in gross premiums written for the three months ended June 30, 2019 was predominantly due to increases in the non-marine direct and facultative line of business due to an improvement in pricing and new business written in the quarter. The increase in gross premiums written for the six months ended June 30, 2019 was predominantly due to increases in the non-marine direct and facultative line of business as discussed above, improved pricing in the accident and health line of business and a number of new opportunities in our non-marine direct and facultative line of business.
Net Premiums Earned:
The following table provides net premiums earned by line of business for the Atrium segment:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands of U.S. dollars)
Marine, Aviation and Transit	$7,379	$7,466	$(87)	$15,778	$15,060	$718
Binding Authorities	16,225	15,760	465	35,420	32,381	3,039
Reinsurance	3,598	2,502	1,096	6,662	5,800	862
Accident and Health	6,005	5,417	588	9,924	9,824	100
Non-Marine Direct and Facultative	4,992	3,377	1,615	9,168	6,680	2,488
Total	$38,199	$34,522	$3,677	$76,952	$69,745	$7,207
Three and Six Months Ended June 30: Net premiums earned for the Atrium segment were $38.2 million and $34.5 million for the three months ended June 30, 2019 and 2018, respectively, and $77.0 million and $69.7 million for the six months ended June 30, 2019 and 2018, respectively. The increase in net premiums earned for the three months ended June 30, 2019 was primarily due to increases in the non-marine direct and facultative line of business as discussed above and increases in the reinsurance line of business due to reduced reinstatement premium payable related to significant losses, which were included in the comparative period. The increase in net premiums earned for the six months ended June 30, 2019 was primarily due to the binding authorities line of business following continued growth of products placed on AU Gold, Atrium’s proprietary online underwriting platform, and increases in the non-marine direct and facultative line of business as discussed above.

Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Atrium segment for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019			2018
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$10,526	$7,251	$17,777	$8,882	$10,465	$19,347
Net change in case and LAE reserves (1)	(3,830)	4,089	259	(3,169)	(273)	(3,442)
Net change in IBNR reserves (2)	(11,320)	6,519	(4,801)	(7,128)	8,983	1,855
Increase (reduction) in estimates of net ultimate losses	(4,624)	17,859	13,235	(1,415)	19,175	17,760
Increase in provisions for unallocated LAE	—	—	—	2	—	2
Amortization of fair value adjustments	(187)	—	(187)	(836)	—	(836)
Net incurred losses and LAE	$(4,811)	$17,859	$13,048	$(2,249)	$19,175	$16,926
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
Three Months Ended June 30: Net incurred losses and LAE for the three months ended June 30, 2019 and 2018 were $13.0 million and $16.9 million, respectively. Net favorable prior year loss development was $4.8 million and $2.2 million for the three months ended June 30, 2019 and 2018, respectively. Net favorable prior year loss development in the three months ended June 30, 2019 and 2018 was spread across most lines of business. Excluding prior year loss development, net incurred losses and LAE for the three months ended June 30, 2019 and 2018 were $17.9 million and $19.2 million, respectively. The decrease in net incurred losses and LAE for the three months ended June 30, 2019 compared with 2018, excluding prior year loss development, was primarily due to lower loss frequency in the current period. The loss ratio was 34.2% and 49.0% for the three months ended June 30, 2019 and 2018, respectively.
The following table shows the components of net incurred losses and LAE for the Atrium segment for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019			2018
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$24,946	$15,144	$40,090	$19,258	$17,619	$36,877
Net change in case and LAE reserves (1)	(10,172)	10,018	(154)	(5,553)	6,001	448
Net change in IBNR reserves (2)	(21,552)	10,934	(10,618)	(12,715)	12,861	146
Increase in estimates of net ultimate losses	(6,778)	36,096	29,318	990	36,481	37,471
Increase in provisions for unallocated LAE	—	—	—	2	—	2
Amortization of fair value adjustments	944	—	944	(3,375)	—	(3,375)
Net incurred losses and LAE	$(5,834)	$36,096	$30,262	$(2,383)	$36,481	$34,098
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

Six Months Ended June 30: Net incurred losses and LAE for the six months ended June 30, 2019 and 2018 were $30.3 million and $34.1 million, respectively. Net favorable prior year loss development was $5.8 million and $2.4 million for the six months ended June 30, 2019 and 2018, respectively. Net favorable prior year loss development in the six months ended June 30, 2019 and 2018 was spread across most lines of business. Excluding prior year loss development, net incurred losses and LAE for the six months ended June 30, 2019 and 2018 were $36.1 million and $36.5 million, respectively. The loss ratio was 39.3% and 48.9% for the six months ended June 30, 2019 and 2018, respectively. The decrease in the loss ratio was primarily due to reduction in the attritional loss ratio.

Acquisition Costs:
Three and Six Months Ended June 30: Acquisition costs were $12.8 million and $12.7 million for the three months ended June 30, 2019 and 2018, respectively, and $26.6 million and $24.8 million for the six months ended June 30, 2019 and 2018, respectively. The Atrium acquisition cost ratios were 33.5% and 36.8% for the three months ended June 30, 2019 and 2018, respectively, and 34.5% and 35.5% for the six months ended June 30, 2019 and 2018, respectively. The reduction in the acquisition cost ratios for both periods is primarily due to the receipt of profit commissions in respect of underwriting consortia led by Atrium and agreed reduced brokerage rates for some accounts.
Operating Expenses:
Three and Six Months Ended June 30: Operating expenses for the Atrium segment were $3.2 million and $4.1 million for the three months ended June 30, 2019 and 2018, respectively, and $6.2 million and $8.3 million for the six months ended June 30, 2019 and 2018, respectively. The decrease in operating expenses was primarily due to lower performance-based compensation and bonus expense within Atrium 5. The large catastrophe losses, primarily hurricanes Harvey, Irma and Maria, in the third quarter of 2017 continue to impact the earning of performance-based compensation expenses and agency profit commission in Atrium 5.
Fees and Commission Income:
Three and Six Months Ended June 30: Fees and commission income was $1.5 million and $3.9 million for the three months ended June 30, 2019 and 2018, respectively, and $3.4 million and $7.3 million for the six months ended June 30, 2019 and 2018, respectively. The fees primarily represent profit commission fees earned by us in relation to AUL’s management of Syndicate 609 and other underwriting consortia. The decrease was primarily due to the large catastrophe losses, primarily hurricanes Harvey, Irma and Maria, in the third quarter of 2017, which continue to impact the profit commission in the three and six months ended June 30, 2019.
Corporate Expenses:
Three and Six Months Ended June 30: Corporate expenses for the Atrium segment were $3.5 million and $1.8 million for the three months ended June 30, 2019 and 2018, respectively, and $7.3 million and $2.3 million for the six months ended June 30, 2019 and 2018, respectively. The increase in corporate expenses was primarily due to higher variable compensation costs in the three and six months ended June 30, 2019 due to better performance in the Atrium segment for the three and six months ended June 30, 2019.
Noncontrolling Interest:
Three and Six Months Ended June 30: The net earnings attributable to the noncontrolling interest in the Atrium segment were $4.2 million for the three months ended June 30, 2019, compared to $1.1 million for the three months ended June 30, 2018. The increase in the net earnings attributable to the noncontrolling interest was due to higher earnings in the Atrium segment compared to the comparative period, as discussed above. The net earnings attributable to the noncontrolling interest in the Atrium segment were $7.4 million and $2.5 million for the six months ended June 30, 2019 and 2018, respectively. The increase in the net earnings attributable to the noncontrolling interest for six months ended June 30, 2019 was primarily due to higher earnings, as discussed above. As of June 30, 2019 and 2018, Trident and Dowling had a combined 41.0% noncontrolling interest in the Atrium segment.

StarStone Segment
The results of our StarStone segment include the results of StarStone and StarStone Specialty Holdings Limited ("StarStone Group"). Our StarStone segment also includes the results of KaylaRe's reinsurance of the StarStone Group from the date that Enstar completed the acquisition of the portion of KaylaRe it did not already own and other intra-group cessions.
Effective May 14, 2018, Enstar completed the acquisition of the portion of KaylaRe it did not already own. In addition, effective October 1, 2018 and April 1, 2019, the StarStone Group transferred certain reserves relating to exited lines of business via intra-group reinsurance agreements with another Enstar group subsidiary. These transactions between StarStone Group and other group entities, including KaylaRe are reflected within StarStone Intra-Group Cessions below (the "StarStone Intra-Group Cessions") and are eliminated upon consolidation. The following table summarizes the impact of the StarStone Intra-Group Cessions, which are included in our StarStone segment for the three and six months ended June 30, 2019 and 2018. The discussion below also describes the results of the StarStone Group, which does not reflect the impact of the StarStone Intra-Group Cessions, as well as the StarStone segment which does include the impact of the StarStone Intra-Group Cessions.
StarStone recently appointed new executive leadership and under this leadership we are repositioning the underwriting portfolio for 2019 to focus on core lines of business which have a track record of performing and exiting under-performing lines of business in order to achieve improved underwriting profitability. As part of the new strategy for the StarStone segment we have exited or disposed of various operations and investments that are no longer considered to be key to the new strategy and also closed StarStone offices in non core locations. The StarStone leadership has separated the book into "core lines" and "exited lines" to manage the performance during the repositioning phase. The exited lines represents segments or lines of business where new business has ceased and includes some aerospace, casualty and property lines.

	Three Months Ended June 30,
	2019			2018
	StarStone Group	StarStone Intra-Group Cessions	StarStone Segment	StarStone Group	StarStone Intra-Group Cessions	StarStone Segment
	(in thousands of U.S. dollars)
Net premiums earned	$162,957	$20,966	$183,923	$128,110	$55,511	$183,621
Net incurred losses and LAE	(119,700)	(69,373)	(189,073)	(105,286)	(40,741)	(146,027)
Acquisition costs	(28,261)	(9,122)	(37,383)	(17,432)	(19,839)	(37,271)
Operating expenses	(33,286)	(66)	(33,352)	(33,052)	(1,090)	(34,142)
Underwriting loss	(18,290)	(57,595)	(75,885)	(27,660)	(6,159)	(33,819)
Net investment income	12,268	—	12,268	8,745	—	8,745
Net realized and unrealized gains (losses)	19,518	2,137	21,655	(3,181)	—	(3,181)
Other income (expense)	319	—	319	(600)	—	(600)
Interest income (expenses)	(2,567)	2,567	—	(478)	472	(6)
Net foreign exchange (loss) gain	(1,632)	396	(1,236)	(838)	(735)	(1,573)
EARNINGS (LOSS) BEFORE INCOME TAXES	9,616	(52,495)	(42,879)	(24,012)	(6,422)	(30,434)
Income tax benefit (expense)	904	—	904	(1,688)	—	(1,688)
Loss from equity method investments	(406)	—	(406)	—	—	—
NET EARNINGS (LOSS)	10,114	(52,495)	(42,381)	(25,700)	(6,422)	(32,122)
Net loss (earnings) attributable to noncontrolling interest	(4,157)	13,363	9,206	10,604	—	10,604
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$5,957	$(39,132)	$(33,175)	$(15,096)	$(6,422)	$(21,518)

Underwriting ratios(1):
Loss ratio	73.5%	330.9%	102.8%	82.2%	73.4%	79.5%
Acquisition cost ratio	17.3%	43.5%	20.3%	13.6%	35.7%	20.3%
Operating expense ratio	20.4%	0.3%	18.2%	25.8%	2.0%	18.6%
Combined ratio	111.2%	374.7%	141.3%	121.6%	111.1%	118.4%

(1)	Refer to "Underwriting Ratios" for a description of how these ratios are calculated.

In addition, the below table presents StarStone Group's underwriting income split by the lines of business that we consider core and exited:

	Three Months Ended June 30,
	2019			2018
	Core Lines	Exited Lines	StarStone Group	Core Lines	Exited Lines	StarStone Group
	(in thousands of U.S. dollars)
Net premiums earned	$141,935	$21,022	$162,957	$104,363	$23,747	$128,110
Net incurred losses and LAE	(98,151)	(21,549)	(119,700)	(68,265)	(37,021)	(105,286)
Acquisition costs	(21,150)	(7,111)	(28,261)	(16,402)	(1,030)	(17,432)
Operating expenses	(23,199)	(10,087)	(33,286)	(27,167)	(5,885)	(33,052)
Underwriting income (loss)	$(565)	$(17,725)	$(18,290)	$(7,471)	$(20,189)	$(27,660)

Underwriting ratios(1):
Loss ratio	69.2%	102.5%	73.5%	65.4%	155.9%	82.2%
Acquisition cost ratio	14.9%	33.8%	17.3%	15.7%	4.3%	13.6%
Operating expense ratio	16.3%	48.0%	20.4%	26.1%	24.8%	25.8%
Combined ratio	100.4%	184.3%	111.2%	107.2%	185.0%	121.6%
(1) Refer to "Underwriting Ratios" for a description of how these ratios are calculated.
Three Months Ended June 30: Net earnings for the StarStone Group were $6.0 million for the three months ended June 30, 2019 compared to net losses of $15.1 million for the three months ended June 30, 2018, a change of $21.1 million. The result benefited from $19.5 million of net realized and unrealized gains partially offset by the underwriting loss of $18.3 million, primarily due to large losses from exited business lines. The loss ratio for the StarStone Group improved by 8.7 percentage points, reflecting repositioning actions to improve underwriting profitability. The acquisition cost ratio increased by 3.7 percentage points and the operating expense ratio decreased by 5.4 percentage points due to the non-renewal of the quota share arrangement with KaylaRe, resulting in a lower ceding commission and higher net premiums earned.
Net losses for the StarStone segment were $33.2 million for the three months ended June 30, 2019 compared to net losses of $21.5 million for the three months ended June 30, 2018, an increase in net losses of $11.7 million. The net losses were primarily due to an increase in underwriting losses of $42.1 million, partially offset by higher net realized and unrealized gains on our investment portfolio of $24.8 million and an increase in net investment income of $3.5 million. The underwriting loss was primarily due to current year large losses on lines of business we have exited and unfavorable prior year development of $42.6 million primarily on our U.S. casualty lines of business as a result of an increase in the frequency and severity of loss and social inflation. The U.S. casualty line of business remains a core line of business. The combined ratio was 141.3% for the three months ended June 30, 2019 as compared to 118.4% for the three months ended June 30, 2018. The acquisition cost ratio and operating expense ratio were in line with the comparative period.

	Six Months Ended June 30,
	2019			2018
	StarStone Group	StarStone Intra-Group Cessions	StarStone Segment	StarStone Group	StarStone Intra-Group Cessions	StarStone Segment
	(in thousands of U.S. dollars)
Net premiums earned	$338,339	$58,846	$397,185	$254,936	$55,511	$310,447
Net incurred losses and LAE	(264,464)	(119,661)	(384,125)	(180,626)	(40,741)	(221,367)
Acquisition costs	(62,809)	(26,233)	(89,042)	(33,857)	(19,839)	(53,696)
Operating expenses	(68,903)	(443)	(69,346)	(67,609)	(1,090)	(68,699)
Underwriting income (loss)	(57,837)	(87,491)	(145,328)	(27,156)	(6,159)	(33,315)
Net investment income	24,121	89	24,210	16,446	—	16,446
Net realized and unrealized gains (losses)	38,228	4,085	42,313	(16,139)	—	(16,139)
Other income (expenses)	379	—	379	(549)	—	(549)
Interest income (expenses)	(5,359)	4,884	(475)	(1,019)	472	(547)
Net foreign exchange (loss) gain	(1,874)	44	(1,830)	257	(735)	(478)
EARNINGS (LOSS) BEFORE INCOME TAXES	(2,342)	(78,389)	(80,731)	(28,160)	(6,422)	(34,582)
Income tax benefit (expense)	(355)	—	(355)	(2,686)	—	(2,686)
Loss from equity method investments	(218)	—	(218)	—	—	—
NET EARNINGS (LOSS)	(2,915)	(78,389)	(81,304)	(30,846)	(6,422)	(37,268)
Net loss (earnings) attributable to noncontrolling interest	1,189	15,939	17,128	12,662	—	12,662
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$(1,726)	$(62,450)	$(64,176)	$(18,184)	$(6,422)	$(24,606)

Underwriting ratios(1):
Loss ratio	78.2%	203.3%	96.7%	70.9%	73.4%	71.3%
Acquisition cost ratio	18.6%	44.6%	22.4%	13.3%	35.7%	17.3%
Operating expense ratio	20.3%	0.8%	17.5%	26.5%	2.0%	22.1%
Combined ratio	117.1%	248.7%	136.6%	110.7%	111.1%	110.7%

(1)	Refer to "Underwriting Ratios" for a description of how these ratios are calculated.
In addition, the below table presents StarStone Group's underwriting income split by the lines of business that we consider core and exited:

	Six Months Ended June 30,
	2019			2018
	Core Lines	Exited Lines	StarStone Group	Core Lines	Exited Lines	StarStone Group
	(in thousands of U.S. dollars)
Net premiums earned	$286,024	$52,315	$338,339	$199,049	$55,887	$254,936
Net incurred losses and LAE	(197,521)	(66,943)	(264,464)	(119,546)	(61,080)	(180,626)
Acquisition costs	(50,188)	(12,621)	(62,809)	(28,638)	(5,219)	(33,857)
Operating expenses	(54,892)	(14,011)	(68,903)	(53,997)	(13,612)	(67,609)
Underwriting income (loss)	$(16,577)	$(41,260)	$(57,837)	$(3,132)	$(24,024)	$(27,156)

Underwriting ratios(1):
Loss ratio	69.1%	128.0%	78.2%	60.1%	109.3%	70.9%
Acquisition cost ratio	17.5%	24.1%	18.6%	14.4%	9.3%	13.3%
Operating expense ratio	19.2%	26.8%	20.3%	27.1%	24.4%	26.5%
Combined ratio	105.8%	178.9%	117.1%	101.6%	143.0%	110.7%
(1) Refer to "Underwriting Ratios" for a description of how these ratios are calculated.

Six Months Ended June 30: Net losses for the StarStone Group were $1.7 million for the six months ended June 30, 2019 compared to net losses of $18.2 million for the six months ended June 30, 2018, a decrease in net losses of $16.5 million. The result benefited from $38.2 million of net realized and unrealized gains partially offset by the underwriting loss of $57.8 million, which included prior year unfavorable net loss development from exited lines of business, in addition to strengthening of our U.S. casualty reserves, which is core business. The acquisition cost ratio increased by 5.3 percentage points and the operating expense ratio decreased by 6.2 percentage points for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The non renewal of the quota share arrangement with KaylaRe resulted in a lower ceding commission and higher net premiums earned, which led to an increase in the acquisition cost ratio and a decrease in the operating expense ratio, respectively.

Net losses for the StarStone segment were $64.2 million for the six months ended June 30, 2019 compared to net losses of $24.6 million for the six months ended June 30, 2018, an increase in net losses of $39.6 million. The increase in net losses was primarily due to an increase in underwriting losses of $112.0 million, partially offset by an increase in net realized and unrealized gains on our investment portfolio of $58.5 million, an increase in net investment income of $7.8 million and an increase in losses attributable to noncontrolling interest of $4.5 million. Our results for the six months ended June 30, 2019 include prior year unfavorable net loss development of $94.5 million, which primarily reflects prior year large losses on exited lines of business and the strengthening of our U.S. casualty reserves in the second quarter of 2019, as discussed above. The loss ratio increased by 25.4 percentage points, the acquisition cost ratio increased by 5.1 percentage points and the operating expense ratio decreased by 4.6 percentage points for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Investment results are separately discussed below in "Investments."

Gross Premiums Written:
The following table provides gross premiums written by line of business for the StarStone segment:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands of U.S. dollars)
Casualty	$94,483	$93,554	$929	$189,888	$168,423	$21,465
Marine	54,637	73,381	(18,744)	143,178	174,307	(31,129)
Property	35,168	78,994	(43,826)	63,321	161,236	(97,915)
Aerospace	20,415	17,881	2,534	29,527	27,889	1,638
Workers' Compensation	29,401	37,543	(8,142)	59,563	74,487	(14,924)
Total	$234,104	$301,353	$(67,249)	$485,477	$606,342	$(120,865)
Three Months Ended June 30: Gross premiums written for the StarStone segment were $234.1 million and $301.4 million for the three months ended June 30, 2019 and 2018, respectively, a decrease of $67.2 million. The decrease in gross premiums written reflects a continuation of the trends in the previous quarter and were primarily driven by the property and marine lines of business, which decreased by $43.8 million and $18.7 million, respectively. We wrote less gross written premiums in 2019 compared to 2018 largely as a result of our strategy to exit certain lines of business and to focus on core lines. The decrease in gross written premiums reflects the execution of this strategy.
Six Months Ended June 30: Gross premiums written were $485.5 million and $606.3 million for the six months ended June 30, 2019 and 2018, respectively, a decrease of $120.9 million. As discussed above, we wrote less gross written premiums in 2019 compared to 2018 largely as a result of our strategy to exit certain lines of business and to focus on core lines. The decrease in gross written premiums reflects the execution of this strategy. The property and marine lines of business decreased by $97.9 million and $31.1 million, respectively. The $21.5 million increase in the casualty line of business was primarily due to improving rates in the U.S. and new business opportunities underwritten through our European platform.

Net Premiums Earned:
The following table provides net premiums earned by line of business for the StarStone segment:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands of U.S. dollars)
Casualty	$75,064	$69,857	$5,207	$156,781	$109,624	$47,157
Marine	54,666	48,534	6,132	111,419	87,758	23,661
Property	24,899	40,892	(15,993)	69,238	65,084	4,154
Aerospace	11,816	13,082	(1,266)	25,336	24,690	646
Workers' Compensation	17,478	11,256	6,222	34,411	23,291	11,120
Total	$183,923	$183,621	$302	$397,185	$310,447	$86,738
Three Months Ended June 30: Net premiums earned for the StarStone segment were $183.9 million and $183.6 million for the three months ended June 30, 2019 and 2018, respectively, an increase of $0.3 million. The increase in net premiums earned was primarily due to increased premiums earned in the StarStone Group as discussed below and the impact of eliminating the ceded premium earned related to KaylaRe after its acquisition.
Net premiums earned for the StarStone Group for the three months ended June 30, 2019 were $163.0 million, an increase of $34.8 million compared to the three months ended June 30, 2018. The increase was primarily driven by lower ceded premiums due to the non renewal of the quota share with KaylaRe.
Six Months Ended June 30: Net premiums earned for the StarStone segment were $397.2 million and $310.4 million for the six months ended June 30, 2019 and 2018, respectively, an increase of $86.7 million. The increase in net premiums earned was primarily due to increased premiums earned in the StarStone Group, as discussed below, and the impact of eliminating the ceded premium earned related to KaylaRe after its acquisition.
Net premiums earned for the StarStone Group for the six months ended June 30, 2018 were $338.3 million, an increase of $83.4 million compared to the six months ended June 30, 2018. The increase was primarily driven by lower ceded premiums due to the non renewal of the quota share with KaylaRe.

Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the StarStone segment:

	Three Months Ended June 30,
	2019			2018
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$108,362	$16,903	$125,265	$85,888	$19,419	$105,307
Net change in case and LAE reserves (1)	3,574	43,439	47,013	(21,405)	47,246	25,841
Net change in IBNR reserves (2)	(68,571)	83,916	15,345	(46,738)	59,480	12,742
Increase in estimates of net ultimate losses	43,365	144,258	187,623	17,745	126,145	143,890
Increase (reduction) in provisions for unallocated LAE	(603)	2,091	1,488	(1,189)	3,427	2,238
Amortization of fair value adjustments	(38)	—	(38)	(101)	—	(101)
Net incurred losses and LAE	$42,724	$146,349	$189,073	$16,455	$129,572	$146,027
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

Three Months Ended June 30: Net incurred losses and LAE for the three months ended June 30, 2019 and 2018 were $189.1 million and $146.0 million, respectively. Net unfavorable prior year loss development was $42.7 million for the three months ended June 30, 2019 compared to net unfavorable prior year loss development of $16.5 million for the three months ended June 30, 2018. Excluding prior year net loss development, net incurred losses and LAE for the three months ended June 30, 2019 and 2018 were $146.3 million and $129.6 million, respectively. Net unfavorable prior year loss development for the three months ended June 30, 2019 was primarily due to the U.S. casualty line of business, reflecting an increase in the frequency and severity of losses and social inflation.
The following table shows the components of net incurred losses and LAE for the StarStone segment for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019			2018
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$221,987	$18,695	$240,682	$173,575	$20,367	$193,942
Net change in case and LAE reserves (1)	(5,250)	54,319	49,069	(35,622)	56,988	21,366
Net change in IBNR reserves (2)	(121,405)	213,174	91,769	(120,128)	123,999	3,871
Increase in estimates of net ultimate losses	95,332	286,188	381,520	17,825	201,354	219,179
Increase (reduction) in provisions for unallocated LAE	(2,275)	5,111	2,836	(3,290)	5,720	2,430
Amortization of fair value adjustments	(231)	—	(231)	(242)	—	(242)
Net incurred losses and LAE	$92,826	$291,299	$384,125	$14,293	$207,074	$221,367
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
Six Months Ended June 30: Net incurred losses and LAE for the six months ended June 30, 2019 and 2018 were $384.1 million and $221.4 million, respectively. The increase in net incurred losses was primarily due to lower reinsurance recoveries due to lower ceded business principally due to the non-renewal of the KaylaRe quota share and subsequent consolidation and elimination upon acquisition and net unfavorable prior year loss development. Net unfavorable prior year loss development was $92.8 million for the six months ended June 30, 2019 compared to net unfavorable prior year loss development of $14.3 million for the six months ended June 30, 2018. Excluding prior year loss development, net incurred losses and LAE for the six months ended June 30, 2019 and 2018 were $291.3 million and $207.1 million, respectively. Net unfavorable prior year loss development for the six months ended June 30, 2019 was primarily related to unfavorable development on the U.S. casualty line of business, as discussed above, and lines of business which we have either exited or which are subject to remediation as part of our underwriting repositioning.

Acquisition Costs:
Three Months Ended June 30: Acquisition costs for the StarStone segment were $37.4 million and $37.3 million for the three months ended June 30, 2019 and 2018, respectively, an increase of $0.1 million. The acquisition cost ratios for the three months ended June 30, 2019 and 2018 were 20.3% and 20.3%, respectively.
Acquisition costs for the StarStone Group were $28.3 million and $17.4 million for the three months ended June 30, 2019 and 2018, respectively, an increase of $10.8 million. The acquisition cost ratios for the three months ended June 30, 2019 and 2018 were 17.3% and 13.6%, respectively, an increase of 3.7 percentage points. The increase in the acquisition cost ratio is primarily attributable to the non-renewal of the quota share arrangement with KaylaRe, and as a result, the StarStone Group did not benefit as substantially from the quota share ceding overriding commission for the three months ended June 30, 2019.
Six Months Ended June 30: Acquisition costs were $89.0 million and $53.7 million for the six months ended June 30, 2019 and 2018, respectively, an increase of $35.3 million. The acquisition cost ratios for the six months ended June 30, 2019 and 2018 were 22.4% and 17.3%, respectively, an increase of 5.1 percentage points.

Acquisition costs for the StarStone Group were $62.8 million and $33.9 million for the six months ended June 30, 2019 and 2018, respectively, an increase of $29.0 million. The acquisition cost ratios for the six months ended June 30, 2019 and 2018 were 18.6% and 13.3%, respectively, an increase of 5.3 percentage points.
Operating Expenses:
Three and Six Months Ended June 30: Operating expenses for the StarStone segment for the three months ended June 30, 2019 and 2018 were $33.4 million and $34.1 million, respectively, and $69.3 million and $68.7 million for the six months ended June 30, 2019 and 2018, respectively. The operating expense ratios for the three months ended June 30, 2019 and 2018 were 18.2% and 18.6%, respectively, a decrease of 0.4 percentage points. The operating expense ratios for the six months ended June 30, 2019 and 2018 were 17.5% and 22.1%, respectively, a decrease of 4.6 percentage points.
The operating expense ratios for the StarStone Group for the three months ended June 30, 2019 and 2018 were 20.4% and 25.8%, respectively, a decrease of 5.4 percentage points. The operating expense ratios for the six months ended June 30, 2019 and 2018 were 20.3% and 26.5%, respectively, a decrease of 6.2 percentage points. Expenses were generally consistent with comparative periods, while net premiums earned was higher. The decrease in the operating expense ratio is primarily attributable to the non-renewal of the quota share arrangement with KaylaRe, leading to higher net earned premium for the three and six months ended June 30, 2019 for the StarStone Group.
Income Taxes:
Three and Six Months Ended June 30: Income tax benefit for the StarStone segment for the three months ended June 30, 2019 was $0.9 million compared to an income tax expense of $1.7 million for the three months ended June 30, 2018. For the six months ended June 30, 2019, income tax expense was $0.4 million compared to income tax expense of $2.7 million for the six months ended June 30, 2018. The income tax benefit (expense) is generally driven by the geographical distribution of pre-tax earnings (loss) between taxable and non-taxable jurisdictions.
Noncontrolling Interest:
Three Months Ended June 30: The net losses attributable to the noncontrolling interest in the StarStone segment were $9.2 million for the three months ended June 30, 2019, compared to net losses attributable to the noncontrolling interest of $10.6 million for the three months ended June 30, 2018. The net losses attributable to the noncontrolling interest for the three months ended June 30, 2019 were primarily due to the net losses in the StarStone Group for the three months ended June 30, 2019.
Six Months Ended June 30: The net losses attributable to the noncontrolling interest in the StarStone segment were $17.1 million for the six months ended June 30, 2019, compared to net losses attributable to the noncontrolling interest of $12.7 million for the six months ended June 30, 2018. The net losses attributable to the noncontrolling interest for the six months ended June 30, 2019 were due to the net losses in both the StarStone Group and the StarStone Intra-Group Cessions for the six months ended June 30, 2019.
As of June 30, 2019 and 2018, Trident and Dowling had a combined 41.0% noncontrolling interest in the StarStone Group.

Other
Our other activities, which do not qualify as a reportable segment, include our corporate expenses, debt servicing costs, preferred share dividends, holding company income and expenses, foreign exchange, our remaining life business and other miscellaneous items. On May 31, 2019, we completed the transfer of our remaining life assurance policies written by our wholly-owned subsidiary Alpha Insurance SA to a subsidiary of Monument. As a result, we now have de minimis residual life business in our consolidated operations.
The following is a discussion and analysis of our results of operations for our other activities, which are summarized below:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
	(in thousands of U.S. dollars)
Net premiums earned	$5,971	$1,060	$4,911	$12,569	$2,052	$10,517
Net incurred losses and LAE	(4,465)	—	(4,465)	(9,421)	—	(9,421)
Life and Annuity Policy Benefits	(2,194)	160	(2,354)	(2,290)	206	(2,496)
Acquisition costs	(145)	(133)	(12)	(377)	(281)	(96)
Underwriting income (loss)	(833)	1,087	(1,920)	481	1,977	(1,496)
Net investment income	(2,446)	(852)	(1,594)	(4,131)	4,930	(9,061)
Net realized and unrealized gains (losses)	4,545	(4,530)	9,075	5,579	(6,903)	12,482
Other income (expenses)	759	527	232	971	(203)	1,174
Corporate expenses	(14,530)	(10,737)	(3,793)	(23,227)	(19,752)	(3,475)
Interest Income	2,583	1,165	1,418	4,138	2,225	1,913
Net foreign exchange gains (losses)	(27)	181	(208)	(26)	1,348	(1,374)
LOSS BEFORE INCOME TAXES	(9,949)	(13,159)	3,210	(16,215)	(16,378)	163
Income tax expense	—	—	—	(85)	(11)	(74)
NET LOSS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	(9,949)	(13,159)	3,210	(16,300)	(16,389)	89
Dividends on preferred shares	(8,925)	—	(8,925)	(18,064)	—	(18,064)
NET LOSS ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$(18,874)	$(13,159)	$(5,715)	$(34,364)	$(16,389)	$(17,975)
Overall Results:
Three Months Ended June 30: Net losses were $18.9 million for the three months ended June 30, 2019, compared to net losses of $13.2 million for the three months ended June 30, 2018, an increase in net losses of $5.7 million, which primarily resulted from $8.9 million of dividends on the preferred shares that were issued in June and November 2018 and a $3.8 million increase in corporate expenses, partially offset by a $9.1 million increase in net realized and unrealized gains in the current period.
Six Months Ended June 30: Net losses were $34.4 million for the six months ended June 30, 2019, compared to net losses of $16.4 million for the six months ended June 30, 2018, an increase in net losses of $18.0 million, which primarily resulted from $18.1 million of dividends on the preferred shares that were issued in June and November 2018 and a $3.5 million increase in corporate expenses, partially offset by a $12.5 million increase in net realized and unrealized gains in the current period.
Investment results are separately discussed below in "Investable Assets."
Underwriting Income:
Three and Six Months Ended June 30: Underwriting loss was $0.8 million for the three months ended June 30, 2019 compared to underwriting income of $1.1 million for the three months ended June 30, 2018. Underwriting income was $0.5 million for six months ended June 30, 2019, compared to $2.0 million in June 30, 2018, a decrease of $1.5 million. Our other activities includes our remaining life business and other active underwriting.

Corporate Expenses:
Three and Six Months Ended June 30: Corporate expenses were $14.5 million for the three months ended June 30, 2019 compared to $10.7 million in the three months ended June 30, 2018. Corporate expenses were $23.2 million in the six months ended June 30, 2019 compared to $19.8 million in the six months ended June 30, 2018. The increase for both the three and six months ended June 30, 2019, was primarily related to an increase in performance-related compensation as a result of higher consolidated net earnings in 2019 compared to 2018.
Dividends on Preferred Shares:
Three and Six Months Ended June 30: The dividends on preferred shares were $8.9 million and $nil for the three months ended June 30, 2019 and 2018, respectively, and $18.1 million and $nil for the six months ended June 30, 2019 and 2018, respectively. On June 28, 2018, we issued 16,000 Series D Preferred Shares with an aggregate liquidation value of $400.0 million. On November 21, 2018, we issued 4,400 Series E Preferred Shares with an aggregate liquidation value of $110.0 million. The dividends on the Series D and E Preferred Shares are non-cumulative and may be paid quarterly in arrears on the first day of March, June, September and December of each year, only when, as and if declared.

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
Investable assets were $14.1 billion as of June 30, 2019 as compared to $12.5 billion as of December 31, 2018, an increase of 12.4%. The increase was primarily due to unrealized gains recorded in the first half of 2019 and the investments and funds held balance acquired in relation to the AmTrust RITC Transactions completed in 2019.
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

	June 30, 2019
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Short-term investments, trading, at fair value	$34,892	$134	$11,511	$—	$46,537
Fixed maturities, trading, at fair value	6,165,735	137,137	1,332,274	—	7,635,146
Fixed maturities, available-for-sale, at fair value	39,545	23,237	—	—	62,782
Funds held - directly managed	1,232,775	—	—	—	1,232,775
Equities, at fair value	474,815	3,787	43,436	—	522,038
Other investments, at fair value	2,286,846	8,072	118,566	6,028	2,419,512
Equity method investments	267,278	—	3,000	—	270,278
Total investments	10,501,886	172,367	1,508,787	6,028	12,189,068
Cash and cash equivalents (including restricted cash)	1,158,446	56,381	304,562	4,396	1,523,785
Funds held by reinsured companies	320,015	28,007	32,072	9,413	389,507
Total investable assets	$11,980,347	$256,755	$1,845,421	$19,837	$14,102,360
Duration (in years) (1)	5.17	1.83	2.51	0.00	4.68
Average credit rating (2)	A+	AA-	A+	AAA	A+

	December 31, 2018
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Short-term investments, trading, at fair value	$106,375	$541	$7,200	$—	$114,116
Fixed maturities, trading, at fair value	5,790,219	139,121	1,319,453	—	7,248,793
Fixed maturities, available-for-sale, at fair value	—	29,975	—	121,634	151,609
Funds held - directly managed	1,198,154	—	—	—	1,198,154
Equities, at fair value	335,632	3,193	28,300	—	367,125
Other investments, at fair value	1,825,307	7,166	113,024	12,260	1,957,757
Equity method investments	204,507	—	—	—	204,507
Total investments	9,460,194	179,996	1,467,977	133,894	11,242,061
Cash and cash equivalents (including restricted cash)	585,956	54,679	318,811	23,138	982,584
Funds held by reinsured companies	263,713	26,489	20,823	10,242	321,267
Total investable assets	$10,309,863	$261,164	$1,807,611	$167,274	$12,545,912
Duration (in years) (1)	5.41	1.70	2.66	5.70	4.86
Average credit rating (2)	A+	AA-	A+	AA-	A+
(1) The duration calculation includes cash and cash equivalents, short-term investments, fixed maturities and the fixed maturities within our funds held - directly managed portfolios at June 30, 2019 and December 31, 2018.
(2) The average credit ratings calculation includes cash and cash equivalents, short-term investments, fixed maturities and the fixed maturities within our funds held - directly managed portfolios at June 30, 2019 and December 31, 2018.
As of both June 30, 2019 and December 31, 2018, our investment portfolio, including funds held - directly managed, had an average credit quality rating of A+. As of June 30, 2019 and December 31, 2018, our fixed maturity investments (classified as trading and available-for-sale and our fixed maturity investments included within funds held - directly managed) that were non-investment grade (i.e. rated lower than BBB- and non-rated securities) comprised 3.7% and 3.8% of our total fixed maturity investment portfolio, respectively. A detailed schedule of average credit ratings by asset class as of June 30, 2019 is included in Note 4 - "Investments" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Schedules of maturities by asset class are included in Note 4 - "Investments" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

Composition of Investment Portfolio By Asset Class
The following tables summarize the composition of our investment portfolio by asset class:

	June 30, 2019
	AAA Rated	AA Rated	A Rated	BBB Rated	Non-investment Grade	Not Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and available-for-sale and funds held - directly managed
U.S. government & agency	$511,476	$67	$—	$—	$—	$—	$511,543	4.2%
U.K. government	3,532	346,276	—	—	—	—	349,808	2.9%
Other government	271,432	172,558	57,490	160,766	36,506	—	698,752	5.7%
Corporate	112,084	498,379	2,524,300	1,803,166	202,581	351	5,140,861	42.3%
Municipal	12,030	76,305	54,748	18,346	—	—	161,429	1.3%
Residential mortgage-backed	307,768	42,936	2,365	3,522	52,014	7,702	416,307	3.4%
Commercial mortgage-backed	653,516	99,824	104,021	65,044	8,296	9,715	940,416	7.7%
Asset-backed	301,518	104,211	175,680	133,517	17,170	1,257	733,353	6.0%
Total	2,173,356	1,340,556	2,918,604	2,184,361	316,567	19,025	8,952,469	73.5%

Other assets included within funds held - directly managed							24,771	0.2%

Equities
Publicly traded equities							206,585	1.7%
Exchange-traded fund							86,059	0.7%
Privately held equities							229,394	1.9%
Total							522,038	4.3%

Other investments
Hedge funds							1,006,221	8.3%
Equity funds							378,824	3.1%
Fixed income funds							598,015	4.9%
Private equity funds							244,950	2.0%
CLO equities							50,138	0.4%
CLO equity funds							66,311	0.5%
Private credit funds							56,827	0.5%
Other							18,226	0.1%
Total							2,419,512	19.8%

Equity method investments							270,278	2.2%

Total investments	$2,173,356	$1,340,556	$2,918,604	$2,184,361	$316,567	$19,025	$12,189,068	100.0%

	December 31, 2018
	AAA Rated	AA Rated	A Rated	BBB Rated	Non-investment Grade	Not Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and available-for-sale and funds held - directly managed
U.S. government & agency	$502,819	$7,426	$—	$—	$—	$—	$510,245	4.5%
U.K. government	2,144	298,487	—	—	—	—	300,631	2.7%
Other government	322,606	213,639	69,601	154,800	32,592	572	793,810	7.1%
Corporate	129,059	470,571	2,306,532	1,731,398	197,822	4,458	4,839,840	43.1%
Municipal	7,934	69,270	41,666	11,395	—	—	130,265	1.2%
Residential mortgage-backed	644,418	51,729	8,658	10,495	54,727	3,530	773,557	6.9%
Commercial mortgage-backed	487,054	70,620	77,538	60,879	7,297	9,675	713,063	6.3%
Asset-backed	358,574	68,174	125,644	66,136	17,573	380	636,481	5.7%
Total	2,454,608	1,249,916	2,629,639	2,035,103	310,011	18,615	8,697,892	77.5%

Other assets included within funds held - directly managed							14,780	0.1%

Equities
Publicly traded equities							138,415	1.2%
Privately held equities							228,710	2.0%
Total							367,125	3.2%

Other investments
Hedge funds							852,584	7.6%
Fixed income funds							403,858	3.6%
Equity funds							333,681	3.0%
Private equity funds							248,628	2.2%
CLO equities							39,052	0.3%
CLO equity funds							37,260	0.3%
Private credit funds							33,381	0.3%
Other							9,313	0.1%
Total							1,957,757	17.4%

Equity method investments							204,507	1.8%

Total investments	$2,454,608	$1,249,916	$2,629,639	$2,035,103	$310,011	$18,615	$11,242,061	100.0%
A description of our investment valuation processes is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 9 - "Fair Value Measurements" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

The following tables summarize the amortized cost, gross unrealized gains and losses and the fair value of our short-term investments and fixed maturity investments, classified as trading and available-for-sale, and the fixed maturity investments included within our funds held - directly managed:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$503,213	$8,701	$(371)	$511,543
U.K. government	334,635	16,068	(895)	349,808
Other government	684,461	22,126	(7,835)	698,752
Corporate	5,010,376	163,989	(33,504)	5,140,861
Municipal	152,071	9,374	(16)	161,429
Residential mortgage-backed	408,353	8,609	(655)	416,307
Commercial mortgage-backed	919,921	24,044	(3,549)	940,416
Asset-backed	733,390	3,665	(3,702)	733,353
	$8,746,420	$256,576	$(50,527)	$8,952,469

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$512,360	$1,904	$(4,019)	$510,245
U.K. government	301,749	6,526	(7,644)	300,631
Other government	814,614	5,261	(26,065)	793,810
Corporate	5,019,018	12,195	(191,373)	4,839,840
Municipal	132,928	494	(3,157)	130,265
Residential mortgage-backed	772,457	5,846	(4,746)	773,557
Commercial mortgage-backed	729,232	2,613	(18,782)	713,063
Asset-backed	642,618	1,032	(7,169)	636,481
	$8,924,976	$35,871	$(262,955)	$8,697,892
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

The following table summarizes the composition of our top ten corporate issuers included within our short-term investments and fixed maturity investments, classified as trading and available-for-sale and the fixed maturity investments included within our funds held - directly managed balance as of June 30, 2019:

	Fair Value	Average Credit Rating
	(in thousands of U.S. dollars)
JPMorgan Chase & Co	$102,457	A
Bank of America Corp	98,272	A
Citigroup Inc	90,987	A
Apple Inc	90,497	AA+
Morgan Stanley	83,923	A-
Wells Fargo & Co	78,160	A
HSBC Holdings PLC	67,753	A
Anheuser-Busch InBev SA/NV	65,995	BBB+
General Electric Co	62,363	BBB+
Comcast Corp	60,930	A-
	$801,337
Investment Results
The following tables summarize our investment results by major investment category and by segment. Additional information is included in Note 4 - "Investments" to our unaudited condensed consolidated financial statements included within Item 1 of the Quarterly Report on Form 10-Q.

	Three Months Ended June 30, 2019
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Net investment income:
Fixed maturities and cash and cash equivalents	$61,556	$1,735	$10,723	$581	$74,595
Equity securities	2,903	21	498	—	3,422
Other	3,594	404	1,672	(3,167)	2,503
Gross investment income	68,053	2,160	12,893	(2,586)	80,520
Investment expenses	(2,196)	(107)	(625)	140	(2,788)
Net investment income (expense)	$65,857	$2,053	$12,268	$(2,446)	$77,732

Net realized and unrealized gains and losses:
Fixed maturity securities	169,494	1,644	19,324	4,214	194,676
Equity securities	13,384	191	371	—	13,946
Other investments	58,664	134	1,960	331	61,089
Net realized and unrealized gains and losses	$241,542	$1,969	$21,655	$4,545	$269,711

Annualized income from cash and fixed maturities	$246,224	$6,940	$42,892	$2,324	$298,380
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	8,770,538	255,117	1,650,559	88,201	10,764,415
Annualized Investment Book Yield	2.81%	2.72%	2.60%	2.63%	2.77%

Total financial statement return (2)	$307,399	$4,022	$33,923	$2,099	$347,443
Average aggregate invested assets, at fair value (1)	11,542,943	266,045	1,815,993	100,089	13,725,070
Financial Statement Portfolio Return	2.66%	1.51%	1.87%	2.10%	2.53%

	Three Months Ended June 30, 2018
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Net investment income:
Fixed maturities and cash and cash equivalents	$53,738	$1,086	$8,378	$383	$63,585
Equity securities	1,057	17	279	(1)	1,352
Other investments and other	4,370	261	629	(1,182)	4,078
Gross investment income	59,165	1,364	9,286	(800)	69,015
Investment expenses	(1,874)	(79)	(541)	(52)	(2,546)
Net investment income (expense)	$57,291	$1,285	$8,745	$(852)	$66,469

Net realized and unrealized gains and losses:
Fixed maturity securities	$(59,179)	$(656)	$(4,861)	$—	$(64,696)
Equity securities	1,956	85	445	1	2,487
Other investments	11,196	(109)	1,235	(4,531)	7,791
Net realized and unrealized losses	$(46,027)	$(680)	$(3,181)	$(4,530)	$(54,418)

Annualized income from cash and fixed maturities	$214,952	$4,344	$33,512	$1,532	$254,340
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	7,705,200	264,285	1,508,392	169,468	9,647,345
Annualized Investment Book Yield	2.79%	1.64%	2.22%	0.90%	2.64%

Total financial statement return (2)	$11,264	$605	$5,564	$(5,382)	$12,051
Average aggregate invested assets, at fair value (1)	9,057,471	271,535	1,645,952	246,142	11,221,100
Financial Statement Portfolio Return	0.12%	0.22%	0.34%	(2.19)%	0.11%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
(2) This is the sum of net investment income and net realized and unrealized gains (losses) from our U.S. GAAP consolidated financial statements.
Net Investment Income:
Net investment income increased by $11.3 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to an $11.0 million increase in net investment income from fixed maturities and cash and cash equivalents, principally due to an increase of $1,117.1 million in our average aggregate fixed maturities and cash and cash equivalents. The increase in our average aggregate fixed maturities and cash and cash equivalents was primarily due to the AmTrust RITC Transactions in 2019, and the Kayla Re, Zurich, Neon, Novae transactions in 2018. The book yield increased by 13 basis points primarily due to higher reinvestment rates as a result of broad increases in effective yields.
Net Realized and Unrealized Gains (Losses):
Net realized and unrealized gains were $269.7 million for the three months ended June 30, 2019 compared to net realized and unrealized losses of $54.4 million for the three months ended June 30, 2018, a change of $324.0 million. Included in net realized and unrealized gains (losses) are the following items:

•
net realized and unrealized gains on fixed income securities, including fixed income securities within our fund held portfolios, of $194.7 million for the three months ended June 30, 2019, compared to net realized and unrealized losses of $64.7 million for the three months ended June 30, 2018, a change of $259.4 million, primarily driven by higher valuations due to tightening credit spreads in the current period, compared to lower valuations in the comparative period due to increased sovereign yields;

•
net realized and unrealized gains on equity securities of $13.9 million for the three months ended June 30, 2019, compared to $2.5 million for the three months ended June 30, 2018, an increase of $11.4 million, primarily driven by a more favorable movement in international equity markets in 2019 compared the comparative period; and

•
net realized and unrealized gains on other investments and other items of $61.1 million for the three months ended June 30, 2019, compared to realized and unrealized gains of $7.8 million for the three months ended June 30, 2018, representing an increase of $53.3 million. The unrealized gains for the three months ended June 30, 2019 primarily comprised of unrealized gains in our hedge funds, equity funds, fixed income funds and private equity funds, principally driven by tightening credit spreads and a more favorable movement in international equity markets in 2019, partially offset by unrealized losses on CLO equities. The unrealized gains for the three months ended June 30, 2018 primarily comprised unrealized gains in our hedge funds, private equity funds and fixed income funds partially offset by unrealized losses in our equity funds, CLO equities and CLO equity funds, and impairments on life settlements.

The following tables summarize our investment results for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Net investment income:
Fixed maturities and cash and cash equivalents	$125,805	$3,202	$22,105	$961	$152,073
Equity securities	5,781	36	985	—	6,802
Other	6,648	701	2,456	(5,188)	4,617
Gross investment income	138,234	3,939	25,546	(4,227)	163,492
Investment expenses	(5,649)	(175)	(1,336)	96	(7,064)
Net investment income (expense)	$132,585	$3,764	$24,210	$(4,131)	$156,428

Net realized and unrealized gains and losses:
Fixed maturity securities	391,771	3,774	41,132	4,150	440,827
Equity securities	25,182	547	(1,852)	—	23,877
Other investments	260,775	561	3,033	1,429	265,798
Net realized and unrealized gains and losses	$677,728	$4,882	$42,313	$5,579	$730,502

Annualized income from cash and fixed maturities	$251,610	$6,404	$44,210	$1,922	$304,146
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	8,615,603	257,734	1,657,638	123,220	10,654,195
Annualized Investment Book Yield	2.92%	2.48%	2.67%	1.56%	2.85%

Total financial statement return (2)	$810,313	$8,646	$66,523	$1,448	$886,930
Average aggregate invested assets, at fair value (1)	11,141,014	267,148	1,807,289	136,948	13,352,399
Financial Statement Portfolio Return	7.27%	3.24%	3.68%	1.06%	6.64%

	Six Months Ended June 30, 2018
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Net investment income:
Fixed maturities and cash and cash equivalents	$102,275	$2,146	$16,136	$753	$121,310
Equity securities	2,260	30	553	(1)	2,842
Other investments and other	8,083	429	1,251	4,288	14,051
Gross investment income	112,618	2,605	17,940	5,040	138,203
Investment expenses	(3,676)	(135)	(1,494)	(110)	(5,415)
Net investment income	$108,942	$2,470	$16,446	$4,930	$132,788

Net realized and unrealized gains and losses:
Fixed maturity securities	$(181,705)	$(1,956)	$(19,146)	$5	$(202,802)
Equity securities	2,176	45	5,004	—	7,225
Other investments	7,206	(172)	(1,997)	(6,908)	(1,871)
Net realized and unrealized losses	$(172,323)	$(2,083)	$(16,139)	$(6,903)	$(197,448)

Annualized income from cash and fixed maturities	$204,550	$4,292	$32,272	$1,506	$242,620
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	7,663,113	265,005	1,498,057	162,084	9,588,259
Annualized Investment Book Yield	2.67%	1.62%	2.15%	0.93%	2.53%

Total financial statement return (2)	$(63,381)	$387	$307	$(1,973)	$(64,660)
Average aggregate invested assets, at fair value (1)	8,845,288	272,924	1,650,335	272,102	11,040,649
Financial Statement Portfolio Return	(0.72)%	0.14%	0.02%	(0.73)%	(0.59)%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
(2) This is the sum of net investment income and net realized and unrealized gains (losses) from our U.S. GAAP consolidated financial statements.
Net Investment Income:
Net investment income increased by $23.6 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to a $30.8 million increase in net investment income from fixed maturities and cash and cash equivalents, principally due to an increase of $1,065.9 million in our average aggregate fixed maturities and cash and cash equivalents. The increase in our average aggregate fixed maturities and cash and cash equivalents was primarily due to the Kayla Re, Zurich, Neon, Novae transactions in 2018, and the AmTrust RITC transactions in 2019. The book yield increased by 32 basis points, primarily due to higher reinvestment rates as a result of broad increases in effective yields.
Net Realized and Unrealized Gains (Losses):
Net realized and unrealized gains were $730.5 million for the six months ended June 30, 2019 compared to net realized and unrealized losses of $197.4 million for the six months ended June 30, 2018, a change of $928.0 million. Included in net realized and unrealized gains (losses) are the following items:

•
net realized and unrealized gains on fixed income securities, including fixed income securities within our funds held portfolios, of $440.8 million for the six months ended June 30, 2019, compared to net realized and unrealized losses of $202.8 million for the six months ended June 30, 2018, an increase of $643.6 million, primarily driven by higher valuations due to tightening credit spreads in the current period, compared to lower valuations in the comparative period due to increased sovereign yields;

•
net realized and unrealized gains on equity securities of $23.9 million for the six months ended June 30, 2019, compared to $7.2 million for the six months ended June 30, 2018, an increase of $16.7 million, primarily driven by a more favorable movement in international equity markets in 2019 compared to the comparative period; and

•
net realized and unrealized gains on other investments and other items of $265.8 million for the six months ended June 30, 2019, compared to realized and unrealized losses of $1.9 million for the six months ended June 30, 2018, representing a change of $267.7 million. The unrealized gains for the six months ended June 30, 2019 primarily comprised unrealized gains in our hedge funds, equity funds, fixed income funds and private equity funds, principally driven by tightening credit spreads and a more favorable movement in international equity markets in 2019. The unrealized losses for the six months ended June 30, 2018 primarily comprised unrealized losses in our private equity funds, equity funds, call options on equity and impairments on life settlements, partially offset by unrealized gains on hedge funds and fixed income funds.

Liquidity and Capital Resources
Overview
Enstar aims to generate cash flows from our insurance operations and investments, preserve sufficient capital for future acquisitions, and develop relationships with lenders who provide borrowing capacity at competitive rates.
Our capital resources as of June 30, 2019 included total Enstar Group Limited shareholders' equity of $4.5 billion, redeemable noncontrolling interest of $435.7 million classified as temporary equity, and debt obligations of $1.5 billion. The redeemable noncontrolling interest may be settled in the future in cash or Enstar ordinary shares, at our option. Based on our current loss reserves position, our portfolios of in-force insurance and reinsurance business, and our investment positions, we believe we are well capitalized.
The following table details our capital position:

	June 30, 2019	December 31, 2018	Change
	(in thousands of U.S. dollars)
Ordinary shareholders' equity	$4,004,830	$3,391,933	$612,897
Series D and E Preferred Shares	510,000	510,000	—
Total Enstar Group Limited Shareholders' Equity (A)	4,514,830	3,901,933	612,897
Noncontrolling interest	12,609	12,056	553
Total Shareholders' Equity (B)	4,527,439	3,913,989	613,450

Senior Notes	841,859	348,054	493,805
Revolving credit facility	206,853	15,000	191,853
Term loan facility	448,735	498,485	(49,750)
Total debt (C)	1,497,447	861,539	635,908

Redeemable noncontrolling interest (D)	435,696	458,543	(22,847)

Total capitalization = (B) + (C) + (D)	$6,460,582	$5,234,071	$1,226,511

Total capitalization attributable to Enstar = (A) + (C)	$6,012,277	$4,763,472	$1,248,805

Debt to total capitalization	23.2%	16.5%	6.7%
Debt and Series D and E Preferred Shares to total capitalization	31.1%	26.2%	4.9%

Debt to total capitalization attributable to Enstar	24.9%	18.1%	6.8%
Debt and Series D and E Preferred Shares to total capitalization available to Enstar	33.4%	28.8%	4.6%

As of June 30, 2019, we had $1,073.5 million of cash and cash equivalents, excluding restricted cash that supports insurance operations, and included in this amount was $985.0 million held by foreign subsidiaries outside of Bermuda. Based on our group's current corporate structure with a Bermuda domiciled parent company and the jurisdictions in which we operate, if the cash and cash equivalents held by our foreign subsidiaries were to be distributed to us, as dividends or otherwise, such amounts would not be subject to incremental income taxes, however in certain circumstances withholding taxes may be imposed by some jurisdictions, including the United States. Based on existing tax laws, regulations and our current intentions, there was no accrual as of June 30, 2019 for any material withholding taxes on dividends or other distributions, as described in Note 18 - "Income Taxation" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
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
The following table details the dividends that have been declared and paid on our Series D and E Preferred Shares from January 1, 2019 to August 6, 2019:

				Dividend per:
Preferred Share Series	Date Declared	Record Date	Date Paid or Payable	Preferred Share	Depositary Share	Total dividends paid and declared in the six months ended June 30, 2019
				(in U.S. dollars)		(in thousands of U.S. dollars)
Series D	February 21, 2019	February 15, 2019	March 1, 2019	$437.50	$0.43750	$7,000
Series E	February 21, 2019	February 15, 2019	March 1, 2019	$486.11	$0.48611	2,139
Series D	May 3, 2019	May 15, 2019	June 1, 2019	$437.50	$0.43750	7,000
Series E	May 3, 2019	May 15, 2019	June 1, 2019	$437.50	$0.43750	1,925
Series D	August 5, 2019	August 15, 2019	September 3, 2019	$437.50	$0.43750	—
Series E	August 5, 2019	August 15, 2019	September 3, 2019	$437.50	$0.43750	—
						$18,064
Sources and Uses of Cash
Holding Company Liquidity
The potential sources of cash flows to Enstar as a holding company consist of cash flows from our subsidiaries including dividends, advances and loans, and interest income on loans to our subsidiaries. We also borrow under our credit facilities, and we have also issued senior notes and preferred shares.
We use cash to fund new acquisitions of companies and significant new business. We also utilize cash for our operating expenses associated with being a public company and to pay interest and principal on loans from subsidiaries and debt obligations, including loans under our credit facilities, our 4.50% senior notes due 2022 (the “2022 Senior Notes”) and our 4.95% senior notes due 2029 (the "2029 Senior Notes” and, together with the 2022 Senior Notes, the "Senior Notes").

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
On March 26, 2019, we entered into a second supplemental indenture relating to our 2022 Senior Notes, which limits our right to redeem the 2022 Senior Notes at our option, except in the circumstances set forth in the second supplemental indenture. This change enabled the 2022 Senior Notes to qualify as Tier 3 capital under the eligible capital rules of the Bermuda Monetary Authority. Because this amendment did not materially and adversely affect the holders of or the coupons on the 2022 Senior Notes, entry into the second supplemental indenture did not require the consent of the holders of the 2022 Senior Notes. The 2029 Senior Notes qualify as Tier 3 capital under the eligible capital rules of the Bermuda Monetary Authority.
As we are a holding company and have no substantial operations of our own, our assets consist primarily of investments in subsidiaries and our loans and advances to subsidiaries. Dividends from our insurance subsidiaries are restricted by insurance regulation, as described below.
Operating Company Liquidity
The ability to pay dividends and make other distributions is limited by the applicable laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries operate, including Bermuda, the United Kingdom, the United States, Australia and Continental Europe, which subject these subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, certain of our insurance and reinsurance subsidiaries to maintain minimum capital resources requirements and limit the amount of dividends and other payments that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments. For more information on these laws and regulations, see "Item 1. Business - Regulation" in our Annual Report on Form 10-K for the year ended December 31, 2018. As of June 30, 2019, all of our insurance and reinsurance subsidiaries’ capital resources levels were in excess of the minimum levels required. The ability of our subsidiaries to pay dividends is subject to certain restrictions, as described in Note 22 - "Dividend Restrictions and Statutory Financial Information" to our consolidated financial statements included within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018. Variability in ultimate loss payments may also result in increased liquidity requirements for our subsidiaries.
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

Cash Flows
The following table summarizes our consolidated cash flows provided by (used in) operating, investing and financing activities:

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands of U.S. dollars)
Cash provided by (used in):
Operating activities	$95,671	$(112,550)	$208,221
Investing activities	(153,803)	(105,001)	(48,802)
Financing activities	605,769	185,538	420,231
Effect of exchange rate changes on cash	(6,436)	2,770	(9,206)
Net increase (decrease) in cash and cash equivalents	541,201	(29,243)	570,444
Cash and cash equivalents, beginning of period	982,584	1,212,836	(230,252)
Cash and cash equivalents, end of period	$1,523,785	$1,183,593	$340,192
Details of our consolidated cash flows are included in "Item 1. Financial Statements - Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018."
2019 versus 2018: Cash and cash equivalents increased by $541.2 million during the six months ended June 30, 2019 compared with a decrease of $29.2 million during the six months ended June 30, 2018.
For the six months ended June 30, 2019, cash and cash equivalents increased by $541.2 million, as cash provided by operating and financing activities of $95.7 million and $605.8 million, respectively, was partially offset by cash used in investing activities of $153.8 million. Cash provided by operations was largely a result of the timing of paid losses. Cash provided by financing activities for the six months ended June 30, 2019 was primarily attributable to the net debt obligations drawdown of $635.4 million due to the issuance of the 2029 Senior Notes and drawdowns on the revolving credit facility, partially offset by a $50.0 million repayment of the Term Loan. Proceeds from the 2029 Senior Notes were used to pay down amounts under the EGL Revolving Credit Facility and the 2018 EGL Term Loan Facility in May 2019. The subsequent borrowings in June 2019, under the EGL Revolving Credit Facility, were primarily used to fund required additional collateral prior to the completion of a portfolio transfer under Part VII of the Financial Services and Markets Act 2000 on July 1, 2019. Upon completion of the Part VII transfer the additional collateral was released and the amounts under the EGL Revolving Credit Facility were fully repaid in July 2019.    Cash used in investing activities for the six months ended June 30, 2019 primarily related to the net subscriptions of other investments of $200.3 million. In addition, we are continuously seeking to deploy surplus operating cash into our investing activities.
For the six months ended June 30, 2018, cash and cash equivalents decreased by $29.2 million, as cash used in operating and investing activities of $112.6 million and $105.0 million, respectively, was partially offset by cash provided by financing activities of $185.5 million. Cash used in operations was largely a result of net paid losses in our Non-life Run-off segment. Cash used in investing activities for the six months ended June 30, 2018 was primarily related to net subscriptions of other investments of $137.7 million. Cash provided by financing activities for the six months ended June 30, 2018 was primarily attributable to the net proceeds from the issuance of the Series D Preferred Shares of $389.5 million, partially offset by net repayment of loans of $204.0 million.
Investable Assets
We define investable assets as the sum of total investments, cash and cash equivalents, restricted cash and cash equivalents and funds held. Investable assets were $14.1 billion as of June 30, 2019 as compared to $12.5 billion as of December 31, 2018, an increase of 12.4%. The increase was primarily due to unrealized gains recorded in the first half of 2019 and the investments and funds held balance acquired in relation to the AmTrust RITC transactions.
For information regarding our investments strategy, portfolio and results, refer to "Investable Assets" above.
Reinsurance Balances Recoverable
As of June 30, 2019 and December 31, 2018, we had reinsurance balances recoverable on paid an unpaid losses of $2,243.5 million and $2,029.7 million, respectively.

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
For further information regarding our unaudited condensed reinsurance balances recoverable, refer to Note 6 - "Reinsurance Balances Recoverable on Paid and Unpaid Losses" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Debt Obligations
We utilize debt financing and loan facilities primarily for acquisitions, significant new business and, from time to time, for general corporate purposes. For information regarding our debt arrangements, including our loan covenants, refer to Note 13 - "Debt Obligations and Credit Facilities" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. Our debt obligations as of June 30, 2019 and December 31, 2018 were $1,497.4 million and $861.5 million, respectively, as detailed in the below table:

Facility	Origination Date	Term	June 30, 2019	December 31, 2018
4.50% Senior Notes due 2022	March 10, 2017	5 years	$348,265	$348,054
4.95% Senior Notes due 2029	May 28, 2019	10 years	493,594	—
Total Senior Notes			841,859	348,054
EGL Revolving Credit Facility	August 16, 2018	5 years	206,853	15,000
2018 EGL Term Loan Facility	December 27, 2018	3 years	448,735	498,485
Total debt obligations			$1,497,447	$861,539
Our debt obligations balance has increased from $861.5 million as of December 31, 2018 to $1,497.4 million as of June 30, 2019, primarily as a result of the issuance of the 2029 Senior Notes and drawdowns on the EGL Revolving Credit Facility. Proceeds from the 2029 Senior Notes were used to pay down amounts under the EGL Revolving Credit Facility and the 2018 EGL Term Loan Facility in May 2019. The subsequent borrowings in June 2019, under the EGL Revolving Credit Facility, were primarily used to fund required additional collateral prior to the completion of a portfolio transfer under Part VII of the Financial Services and Markets Act 2000 on July 1, 2019. Upon completion of the Part VII transfer the additional collateral was released and the amounts under the EGL Revolving Credit Facility were fully repaid in July 2019.
On August 16, 2018, we and certain of our subsidiaries, as borrowers and guarantors, entered into a five-year unsecured $600.0 million revolving credit agreement. The credit agreement expires in August 2023 and we have the option to increase the commitments under the facility by up to an aggregate of $400.0 million. Borrowings under the facility will bear interest at a rate based on the Company's long term senior unsecured debt ratings. As of June 30, 2019, we were permitted to borrow up to an aggregate of $600.0 million under the facility. As of June 30, 2019, there was $394.9 million of available unutilized capacity under this facility. We are in compliance with the covenants of the facility. Subsequent to June 30, 2019, we fully repaid all the outstanding amounts under the facility bringing the unutilized capacity under this facility to $600.0 million.
On December 27, 2018, we entered into and fully utilized a three-year $500.0 million unsecured term loan (the "2018 EGL Term Loan Facility"). Interest is payable at least every three months at the London Interbank Offered Rate ("LIBOR") or the alternate base rate ("ABR") plus a margin set forth in the agreement. In the event of default, the interest rate may increase and the agent may, and at the request of the required lenders shall, cancel lender commitments and demand early repayment. The proceeds were partially used to fund the acquisition of Maiden Reinsurance North America, Inc. We repaid $50.0 million outstanding under the 2018 EGL Term Loan Facility using some of the proceeds from the issuance of our 2029 Senior Notes in May 2019.

On May 28, 2019, we issued the 2029 Senior Notes for an aggregate principal amount of $500.0 million. The 2029 Senior Notes pay 4.95% interest semi-annually and mature on June 1, 2029. The 2029 Senior Notes are unsecured and unsubordinated obligations that rank equal to any of our other unsecured and unsubordinated obligations, senior to any future obligations that are expressly subordinated to the 2029 Senior Notes, effectively subordinate to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness, and contractually subordinate to all liabilities of our subsidiaries.
Letters of Credit
We utilize unsecured letters of credit to support our insurance and reinsurance obligations.
Funds at Lloyd's
On February 8, 2018, we amended and restated our unsecured letter of credit agreement for Funds at Lloyd's ("FAL Facility") to issue up to $325.0 million of letters of credit, with provision to increase the facility up to $400.0 million, subject to lenders approval. On February 12, 2019, we increased the facility up to $375.0 million and maintained the provision to increase the facility to $400.0 million. The FAL Facility is available to satisfy our Funds at Lloyd's requirements and expires in 2022. As of June 30, 2019, our combined Funds at Lloyd's were comprised of cash and investments of $749.4 million and unsecured letters of credit of $368.0 million.
$170 million Letter of Credit Facility
On December 26, 2018, we entered into an unsecured letter of credit facility to issue up to $170.0 million of letters of credit, which we use from time to time to support various reinsurance performance obligations of our subsidiaries. Pursuant to the facility agreement, we have the option to increase commitments under the facility in an aggregate amount up to $60 million. As of June 30, 2019 and December 31, 2018, we had issued an aggregate amount of letters of credit under this facility of $82.5 million and $78.4 million, respectively.
$600 million Letter of Credit Facility
On August 5, 2019, we entered into an unsecured $600.0 million letter of credit facility agreement pursuant to which we may increase the commitments in an aggregate amount up to $75.0 million. The facility will initially be used to post letters of credit in the amount of $445.0 million to collateralize Enstar's reinsurance performance obligations in the Maiden Re Bermuda adverse development cover transaction.

Contractual Obligations
The following table summarizes, as of June 30, 2019, our future payments under contractual obligations and estimated payments for losses and LAE and policy benefits by expected payment date and updates the table on page 99 of our Annual Report on Form 10-K for the year ended December 31, 2018. The table excludes short-term liabilities and includes only obligations that are expected to be settled in cash.

	Total	Less than 1 Year	1 - 3 years	3 - 5 years	6 - 10 years	More than 10 Years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and LAE (1)
Asbestos	$1,542.7	$93.6	$173.4	$162.4	$289.0	$824.3
Environmental	217.7	20.0	37.0	32.7	51.6	76.4
General Casualty	962.5	242.6	296.1	154.9	133.8	135.1
Workers' compensation/personal accident	2,151.6	245.2	352.0	267.0	385.4	902.0
Marine, aviation and transit	477.7	142.3	153.9	67.4	59.2	54.9
Construction defect	148.9	36.2	53.1	29.9	21.0	8.7
Professional indemnity/ Directors & Officers	1,037.9	275.7	346.8	176.8	142.2	96.4
Motor	798.0	272.1	231.1	93.6	78.5	122.7
Property	224.9	88.9	74.4	29.6	18.5	13.5
Other	354.4	86.0	94.9	51.6	57.0	64.9
Total Non-Life Run-off	7,916.3	1,502.6	1,812.7	1,065.9	1,236.2	2,298.9
Atrium	215.9	88.7	77.9	29.8	16.3	3.2
StarStone	1,756.5	628.9	627.7	253.1	176.0	70.8
Other	23.6	3.5	9.5	4.6	4.0	2.0
ULAE	362.8	68.6	84.9	49.8	57.4	102.1
Estimated gross reserves for losses and LAE (1)	10,275.1	2,292.3	2,612.7	1,403.2	1,489.9	2,477.0

Operating lease obligations	59.3	11.7	19.2	13.9	12.4	2.1
Investing Activities
Investment commitments to private equity funds	245.1	126.3	99.0	19.8	—	—
Investment commitments to equity method investments	124.3	124.3	—	—	—	—
Financing Activities
Loan repayments (including estimated interest payments)	1,870.6	64.3	919.4	263.2	623.7	—
Total	$12,574.4	$2,618.9	$3,650.3	$1,700.1	$2,126.0	$2,479.1

(1)
The reserves for losses and LAE represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above. The amounts in the above table represent our estimates of known liabilities as of June 30, 2019 and do not take into account corresponding reinsurance balance recoverable amounts that would be due to us. Furthermore, certain of the reserves included in the unaudited condensed consolidated financial statements as of June 30, 2019 were acquired by us and initially recorded at fair value with subsequent amortization, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.

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
Off-Balance Sheet Arrangements
At June 30, 2019, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.
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

Non-GAAP operating income (loss) attributable to Enstar Group Limited ordinary shareholders is calculated by the addition or subtraction of certain items from within our consolidated statements of earnings to or from net earnings (loss) attributable to Enstar Group Limited ordinary shareholders, the most directly comparable GAAP financial measure, as illustrated in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(expressed in thousands of U.S. dollars, except share and per share data)
Net earnings (loss) attributable to Enstar Group Limited ordinary shareholders	$231,842	$8,244	$590,593	$(32,966)
Adjustments:
Net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed (1)	(194,676)	64,696	(440,827)	202,802
Change in fair value of insurance contracts for which we have elected the fair value option	37,962	17,233	94,003	(23,008)
Tax effects of adjustments (2)	20,536	(4,734)	42,385	(15,960)
Adjustments attributable to noncontrolling interest (3)	7,569	(2,488)	16,739	(8,290)
Non-GAAP operating income attributable to Enstar Group Limited ordinary shareholders (4)	$103,233	$82,951	$302,893	$122,578

Diluted net earnings (loss) per ordinary share	$10.70	$0.40	$27.26	$(1.65)
Adjustments:
Net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed (1)	(8.99)	3.13	(20.35)	10.08
Change in fair value of insurance contracts for which we have elected the fair value option	1.75	0.83	4.34	(1.14)
Tax effects of adjustments (2)	0.95	(0.23)	1.96	(0.79)
Adjustments attributable to noncontrolling interest (3)	0.35	(0.12)	0.77	(0.41)
Diluted non-GAAP operating income per ordinary share (4)	$4.76	$4.01	$13.98	$6.09

Weighted average ordinary shares outstanding - diluted	21,675,451	20,671,232	21,661,769	20,140,367
(1) Represents the net realized and unrealized gains and losses related to fixed maturity securities. Our fixed maturity securities are held directly on our balance sheet and also within the "Funds held - directly managed" balance. The changes in the value of these managed funds held balances are described in our financial statement notes as: (i) funds held - directly managed, (ii) embedded derivative on funds held - directly managed, and (iii) the fair value option on funds held - directly managed. Refer to Note 4 - "Investments" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for further details on our net realized and unrealized gains and losses.
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
Interest Rate and Credit Spread Risk
Interest rate risk is the price sensitivity of a security to changes in interest rates. Our investment portfolio and funds held - directly managed includes fixed maturity and short-term investments and we also have investments in fixed income funds and a fixed income exchange-traded fund, whose fair values will fluctuate with changes in interest rates. We attempt to maintain adequate liquidity in our fixed maturity investments portfolio with a strategy designed to emphasize the preservation of our invested assets and provide sufficient liquidity for the prompt payment of claims and contract liabilities, as well as for settlement of commutation payments. We also monitor the duration and structure of our investment portfolio.
The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, in our fixed maturity and short-term investments portfolio classified as trading and available-for-sale, our funds held directly managed portfolio, fixed income funds and our fixed income exchange-traded fund:

	Interest Rate Shift in Basis Points
As of June 30, 2019	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$10,120	$9,874	$9,637	$9,392	$9,160
Market Value Change from Base	5.0%	2.5%	—	(2.5)%	(4.9)%
Change in Unrealized Value	$483	$237	$—	$(245)	$(477)

As of December 31, 2018	-100	-50	—	+50	+100
Total Market Value	$9,555	$9,325	$9,101	$8,885	$8,677
Market Value Change from Base	5.0%	2.5%	—	(2.4)%	(4.7)%
Change in Unrealized Value	$454	$224	$—	$(216)	$(424)
Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities, short-term investments, funds held - directly managed and fixed income exchange-traded fund may be materially different from the resulting change in value indicated in the tables above.

The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in credit spreads assuming interest rates remain fixed, in our fixed maturity and short-term investments portfolio classified as trading and available-for-sale, our funds held directly managed portfolio, fixed income funds and our fixed income exchange-traded fund:

	Credit Spread Shift in Basis Points
As at June 30, 2019	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$9,637	$9,426	$9,222
Market Value Change from Base		(2.2)%	(4.3)%
Change in Unrealized Value		$(211)	$(415)

As at December 31, 2018	—	+50	+100
Total Market Value	$9,101	$8,896	$8,699
Market Value Change from Base		(2.3)%	(4.4)%
Change in Unrealized Value		$(205)	$(402)
Credit Risk
Credit risk relates to the uncertainty of a counterparty’s ability to make timely payments in accordance with contractual terms of the instrument or contract. We are exposed to direct credit risk primarily within our portfolios of fixed maturity and short-term investments, and through customers, brokers and reinsurers in the form of premiums receivable, reinsurance balances recoverable, and funds held by reinsured companies, as discussed below.
Fixed Maturity and Short-Term Investments
As a holder of $9.0 billion of fixed maturity and short-term investments, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity investments of short-to-medium duration and mutual funds. A table of credit ratings for our fixed maturity and short-term investments is in Note 4 - "Investments" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we do not believe we have significant concentrations of credit risk. A summary of our fixed maturity and short-term investments by credit rating is as follows:

Credit rating	June 30, 2019	December 31, 2018	Change
AAA	24.3%	28.2%	(3.9)%
AA	15.0%	14.4%	0.6%
A	32.6%	30.2%	2.4%
BBB	24.4%	23.4%	1.0%
Non-investment grade	3.5%	3.6%	(0.1)%
Not rated	0.2%	0.2%	—%
Total	100.0%	100.0%

Average credit rating	A+	A+
Reinsurance Balances Recoverable
We have exposure to credit risk as it relates to our reinsurance balances recoverable. Our insurance subsidiaries remain liable to the extent that retrocessionaires do not meet their contractual obligations and, therefore, we evaluate and monitor concentration of credit risk among our reinsurers. A discussion of our reinsurance balances recoverable is in Note 6 - "Reinsurance Balances Recoverable on Paid and Unpaid Losses" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

Funds Held
Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds balance is credited with investment income and losses payable are deducted. We are subject to credit risk if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due. Our funds held are shown under two categories on the consolidated balance sheets, where funds held upon which we receive the underlying portfolio economics are shown as "Funds held - directly managed", and funds held where we receive a fixed crediting rate are shown as "Funds held by reinsured companies". Both types of funds held are subject to credit risk. We routinely monitor the creditworthiness of reinsured companies with whom we have funds held arrangements. As of June 30, 2019, we have a significant concentration of $1,041.9 million to one reinsured company which has financial strength credit ratings of A+ from A.M. Best and AA from Standard & Poor's.
Equity Price Risk
Our portfolio of equity investments, excluding our exchange-traded fund but including the equity funds and call options on equities included in other investments (collectively, "equities at risk"), has exposure to equity price risk, which is the risk of potential loss in fair value resulting from adverse changes in stock prices. Our global equity portfolio is correlated with a blend of the S&P 500 and MSCI World indices, and changes in this blend of indices would approximate the impact on our portfolio. The following table summarizes the aggregate hypothetical change in fair value from a 10% decline in the overall market prices of our equities at risk:

	June 30, 2019	December 31, 2018	Change
	(in millions of U.S. dollars)
Publicly traded equity investments in common and preferred stocks	$206.6	$138.4	$68.2
Privately held equity investments in common and preferred stocks	229.4	228.7	0.7
Private equity funds	245.0	248.6	(3.6)
Equity funds	378.8	333.7	45.1
Call options on equity	1.9	—	1.9
Fair value of equities at risk	$1,061.7	$949.4	$112.3

Impact of 10% decline in fair value	$106.2	$94.9	$11.3
In addition to the above, at June 30, 2019 we had investments of $1,006.2 million (December 31, 2018: $852.6 million) in hedge funds, included within our other investments, at fair value, that have exposure, among other items, to equity price risk.
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

We have exposure to foreign currency risk through our ownership of European, British and Australian subsidiaries, and equity method investments, whose functional currencies are the Euro, British pound and Australian dollar, respectively. The foreign exchange gain or loss resulting from the translation of their financial statements from functional currency into U.S. dollars is recorded in the cumulative translation adjustment account, which is a component of accumulated other comprehensive income (loss) in shareholders’ equity. During the year ended December 31, 2018, we fully repaid our borrowing of Euros under our revolving credit facility, which was hedging the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currency is denominated in Euros, and replaced the hedge with a Euro-denominated foreign currency forward contract. During the six months ended June 30, 2019 and 2018, we utilized forward exchange contracts to hedge the foreign currency exposure on our net investment in certain of our subsidiaries, and equity method investments whose functional currencies are denominated in Euros, British pounds and Australian dollars. The loan and the forward contracts are discussed in Note 5 - "Derivatives and Hedging Instruments" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report. We utilized hedge accounting to record the foreign exchange gain or loss on these instruments in the cumulative translation account.
In addition, we also have exposure to foreign currency risk through our investment and run-off portfolios and from time to time, we may utilize foreign currency forward contracts to hedge these foreign currency exposures in British pounds, Canadian dollars, Euros and Australian dollars which were not designated for hedge accounting.
The table below summarizes our net exposures to foreign currencies:

As of June 30, 2019	AUD	CAD	EUR	GBP	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$15.4	$(3.6)	$15.2	$(1.1)	$(1.3)	$24.6

Pre-tax impact of a 10% movement of the U.S. dollar(1)	$1.5	$(0.4)	$1.5	$(0.1)	$(0.1)	$2.5

As of December 31, 2018	AUD	CAD	EUR	GBP	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$17.5	$20.2	$17.2	$(35.8)	$1.7	$20.7

Pre-tax impact of a 10% movement of the U.S. dollar(1)	$1.8	$2.0	$1.7	$(3.6)	$0.2	$2.1

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2019. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The Company did not repurchase any of its shares during the three months ended June 30, 2019. The Company does not have a share repurchase program.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K/A filed on May 2, 2011).

3.2	Fifth Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 13, 2019).

3.3	Certificate of Designations of Series C Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 17, 2016).

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

4.1
Third Supplemental Indenture, dated as of May 28, 2019, between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed May 28, 2019).

10.1*	Amendment to Master Agreement, dated June 28, 2019, by and among Maiden Holdings, Ltd., Maiden Reinsurance Ltd. and Enstar Group Limited.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
________________________________
*     filed herewith
** furnished herewith
† Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to supplementally furnish to the SEC upon request any omitted schedule or exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2019.

ENSTAR GROUP LIMITED

By:	/S/ GUY BOWKER
Guy Bowker Chief Financial Officer, Authorized Signatory, Principal Financial Officer and Principal Accounting Officer