Form 10-Q
period 2019-09-30
Enstar Group LTD
filed 2019-11-07
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Ordinary shares, par value $1.00 per share	ESGR	The NASDAQ Stock Market	LLC
Depositary Shares, Each Representing a 1/1,000th Interest in a 7.00%	ESGRP	The NASDAQ Stock Market	LLC
Fixed-to-Floating Rate Perpetual Non-Cumulative Preferred Share, Series D, Par Value $1.00 Per Share
Depositary Shares, Each Representing a 1/1,000th Interest in a 7.00%	ESGRO	The NASDAQ Stock Market	LLC
Perpetual Non-Cumulative Preferred Share, Series E, Par Value $1.00 Per Share
As at November 5, 2019, the registrant had outstanding 17,993,168 voting ordinary shares and 3,509,682 non-voting convertible ordinary shares, each par value $1.00 per share.

Enstar Group Limited
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2019

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2019 (unaudited) and December 31, 2018

	September 30, 2019	December 31, 2018
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$76,859	$114,116
Short-term investments, available-for-sale, at fair value (amortized cost: 2019 — $9,591; 2018 — $nil)	9,589	—
Fixed maturities, trading, at fair value	7,150,544	7,248,793
Fixed maturities, available-for-sale, at fair value (amortized cost: 2019 — $405,738; 2018 — $151,433)	406,378	151,609
Funds held - directly managed	1,243,448	1,198,154
Equities, at fair value	728,426	367,125
Other investments, at fair value	2,396,852	1,957,757
Equity method investments	282,463	204,507
Total investments (Note 4 and Note 9)	12,294,559	11,242,061
Cash and cash equivalents	832,608	602,096
Restricted cash and cash equivalents	508,305	380,488
Premiums receivable	577,528	787,468
Deferred tax assets (Note 18)	8,231	10,124
Prepaid reinsurance premiums	172,672	198,990
Reinsurance balances recoverable (Note 6)	1,533,534	1,290,072
Reinsurance balances recoverable, at fair value (Note 6 and Note 9)	731,904	739,591
Funds held by reinsured companies	393,269	321,267
Deferred acquisition costs	180,025	121,101
Goodwill and intangible assets (Note 12)	217,049	218,725
Other assets	763,670	644,287
TOTAL ASSETS	$18,213,354	$16,556,270

LIABILITIES
Losses and loss adjustment expenses (Note 8)	$7,376,663	$6,535,449
Losses and loss adjustment expenses, at fair value (Note 8 and Note 9)	2,658,644	2,874,055
Policy benefits for life and annuity contracts (Note 10)	—	105,080
Unearned premiums	805,981	842,618
Insurance and reinsurance balances payable	378,381	388,086
Deferred tax liabilities (Note 18)	9,150	10,542
Debt obligations (Note 13)	1,210,675	861,539
Other liabilities	688,583	566,369
TOTAL LIABILITIES	13,128,077	12,183,738

COMMITMENTS AND CONTINGENCIES (Note 20)

REDEEMABLE NONCONTROLLING INTEREST (Note 14)	434,787	458,543

SHAREHOLDERS’ EQUITY (Note 15)
Ordinary shares (par value $1 each, issued and outstanding 2019: 21,490,210; 2018: 21,459,997):
Voting Ordinary shares (issued and outstanding 2019: 17,980,528; 2018: 17,950,315)	17,981	17,950
Non-voting convertible ordinary Series C Shares (issued and outstanding 2019 and 2018: 2,599,672)	2,600	2,600
Non-voting convertible ordinary Series E Shares (issued and outstanding 2019 and 2018: 910,010)	910	910
Preferred Shares:
Series C Preferred Shares (issued and held in treasury 2019 and 2018: 388,571)	389	389
Series D Preferred Shares (issued and outstanding 2019 and 2018: 16,000)	400,000	400,000
Series E Preferred Shares (issued and outstanding 2019 and 2018: 4,400)	110,000	110,000
Treasury shares, at cost (Series C Preferred shares 2019 and 2018: 388,571)	(421,559)	(421,559)
Additional paid-in capital	1,830,507	1,804,664
Accumulated other comprehensive income	5,490	10,440
Retained earnings	2,691,482	1,976,539
Total Enstar Group Limited Shareholders’ Equity	4,637,800	3,901,933
Noncontrolling interest (Note 14)	12,690	12,056
TOTAL SHAREHOLDERS’ EQUITY	4,650,490	3,913,989
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	$18,213,354	$16,556,270
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$270,325	$264,597	$882,175	$663,628
Fees and commission income	6,587	6,950	19,446	23,633
Net investment income	85,472	69,430	241,900	202,218
Net realized and unrealized gains (losses)	148,185	(57,223)	878,687	(254,671)
Other income	826	8,226	17,668	818
	511,395	291,980	2,039,876	635,626
EXPENSES
Net incurred losses and loss adjustment expenses	222,417	153,974	751,159	266,327
Life and annuity policy benefits	—	423	2,290	217
Acquisition costs	50,282	54,242	210,925	137,684
General and administrative expenses	113,924	102,553	343,517	300,425
Interest expense	14,950	4,640	39,022	21,573
Net foreign exchange (gains) losses	(13,631)	1,040	(20,068)	1,389
	387,942	316,872	1,326,845	727,615
EARNINGS (LOSS) BEFORE INCOME TAXES	123,453	(24,892)	713,031	(91,989)
Income tax expense	(14,597)	(746)	(26,864)	(4,564)
Earnings from equity method investments	17,703	3,317	44,188	33,659
NET EARNINGS (LOSS)	126,559	(22,321)	730,355	(62,894)
Net loss attributable to noncontrolling interest	109	11,489	4,970	19,096
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	126,668	(10,832)	735,325	(43,798)
Dividends on preferred shares	(8,925)	(5,133)	(26,989)	(5,133)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$117,743	$(15,965)	$708,336	$(48,931)

Earnings (Loss) per ordinary share attributable to Enstar Group Limited:
Basic	$5.48	$(0.74)	$32.98	$(2.39)
Diluted	$5.42	$(0.74)	$32.58	$(2.39)
Weighted average ordinary shares outstanding:
Basic	21,488,216	21,440,914	21,476,586	20,444,634
Diluted	21,720,497	21,665,356	21,741,499	20,653,544
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the Three and Nine Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(expressed in thousands of U.S. dollars)
NET EARNINGS (LOSS)	$126,559	$(22,321)	$730,355	$(62,894)

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on fixed income available-for-sale investments arising during the period	(267)	(1,310)	4,640	(3,007)
Reclassification adjustment for net realized gains (losses) included in net earnings	(34)	2	(4,191)	53
Unrealized gains (losses) arising during the period, net of reclassification adjustments	(301)	(1,308)	449	(2,954)
Total cumulative translation adjustment	(2,551)	(143)	(4,390)	1,258
Increase in defined benefit pension liability	(952)	—	(952)	—
Total other comprehensive loss	(3,804)	(1,451)	(4,893)	(1,696)

Comprehensive income (loss)	122,755	(23,772)	725,462	(64,590)
Comprehensive loss attributable to noncontrolling interest	206	11,505	4,912	19,494
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$122,961	$(12,267)	$730,374	$(45,096)
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
For the Three and Nine Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(expressed in thousands of U.S. dollars)
Share Capital — Voting Ordinary Shares
Balance, beginning of period	$17,975	$17,930	$17,950	$16,402
Issue of shares	6	4	31	1,532
Balance, end of period	$17,981	$17,934	$17,981	$17,934
Share Capital — Non-Voting Convertible Ordinary Series C Shares
Balance, beginning and end of period	$2,600	$2,600	$2,600	$2,600
Share Capital — Non-Voting Convertible Ordinary Series E Shares
Balance, beginning of period	$910	$910	$910	$405
Issue of shares	—	—	—	505
Balance, end of period	$910	$910	$910	$910
Share Capital — Series C Convertible Participating Non-Voting Preferred Shares
Balance, beginning and end of period	$389	$389	$389	$389
Share Capital — Series D Preferred Shares
Balance, beginning of period	$400,000	$400,000	$400,000	$—
Issue of shares	—	—	—	400,000
Balance, end of period	$400,000	$400,000	$400,000	$400,000
Share Capital — Series E Preferred Shares
Balance, beginning and end of period	$110,000	$—	$110,000	$—
Treasury Shares (Series C Preferred Shares)
Balance, beginning and end of period	$(421,559)	$(421,559)	$(421,559)	$(421,559)
Additional Paid-in Capital
Balance, beginning of period	$1,822,202	$1,808,063	$1,804,664	$1,395,067
Issue of voting ordinary shares	576	475	1,497	413,679
Issuance costs of preferred shares	—	(263)	—	(10,781)
Amortization of share-based compensation	7,729	4,452	24,346	14,762
Balance, end of period	$1,830,507	$1,812,727	$1,830,507	$1,812,727
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$9,196	$10,604	$10,440	$10,468
Currency translation adjustment
Balance, beginning of period	9,147	12,581	10,986	11,171
Change in currency translation adjustment	(2,560)	(140)	(4,399)	1,270
Balance, end of period	6,587	12,441	6,587	12,441
Defined benefit pension liability
Balance, beginning of period	(987)	(3,143)	(987)	(3,143)
Change in defined benefit pension liability	(951)	—	(951)	—
Balance, end of period	(1,938)	(3,143)	(1,938)	(3,143)
Unrealized gains (losses) on available-for-sale investments
Balance, beginning of period	1,036	1,166	441	2,440
Change in unrealized gains (losses) on available-for-sale investments	(195)	(1,294)	400	(2,568)
Balance, end of period	841	(128)	841	(128)
Balance, end of period	$5,490	$9,170	$5,490	$9,170
Retained Earnings
Balance, beginning of period	$2,573,117	$2,098,484	$1,976,539	$2,132,912
Net earnings (losses) attributable to Enstar Group Limited	126,559	(22,321)	730,355	(62,894)
Net loss attributable to noncontrolling interest	109	11,489	4,970	19,096
Dividends on preferred shares	(8,925)	(5,133)	(26,989)	(5,133)
Change in redemption value of redeemable noncontrolling interests	622	674	6,607	785
Cumulative effect of change in accounting principle	—	—	—	(1,573)

Balance, end of period	$2,691,482	$2,083,193	$2,691,482	$2,083,193

Noncontrolling Interest (excludes Redeemable Noncontrolling Interest)
Balance, beginning of period	$12,609	$9,727	$12,056	$9,264
Purchase of noncontrolling shareholders' interest in subsidiaries	—	—	(47)	—
Contribution of capital	—	—	—	49
Net earnings attributable to noncontrolling interest	81	586	681	1,000
Balance, end of period	$12,690	$10,313	$12,690	$10,313

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,
	2019	2018
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings (loss)	$730,355	$(62,894)
Adjustments to reconcile net earnings (loss) to cash flows provided by operating activities:
Realized losses (gains) on sale of investments	(57,580)	18,643
Unrealized losses (gains) on investments	(821,107)	236,028
Depreciation and other amortization	24,799	27,543
Earnings from equity method investments	(44,188)	(33,659)
Sales and maturities of trading securities	4,491,827	3,586,530
Purchases of trading securities	(4,062,687)	(4,375,988)
Other non-cash items	26,098	12,978
Changes in:
Reinsurance balances recoverable	(236,657)	(305,434)
Funds held by reinsured companies	(72,002)	(78,646)
Losses and loss adjustment expenses	632,661	1,103,802
Policy benefits for life and annuity contracts	(103,080)	(5,928)
Insurance and reinsurance balances payable	(9,815)	144,805
Unearned premiums	(36,637)	159,827
Premiums receivable	209,945	(137,752)
Other operating assets and liabilities	(31,698)	(198,900)
Net cash flows provided by operating activities	640,234	90,955
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	1,071	2,317
Sales and maturities of available-for-sale securities	105,312	48,889
Purchase of available-for-sale securities	(370,464)	(10,385)
Purchase of other investments	(733,473)	(784,316)
Proceeds from other investments	461,372	340,298
Purchase of equity method investments	(38,403)	—
Other investing activities	(4,455)	(8,155)
Net cash flows used in investing activities	(579,040)	(411,352)
FINANCING ACTIVITIES:
Issuance of preferred shares, net of issuance costs	—	389,219
Dividends on preferred shares	(26,989)	(5,133)
Contribution by noncontrolling interest	—	49
Dividends paid to noncontrolling interest	(11,556)	—
Purchase of noncontrolling shareholders' interest in subsidiaries	(47)	—
Receipt of loans	1,070,808	441,022
Repayment of loans	(722,574)	(689,819)
Net cash flows provided by financing activities	309,642	135,338
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	(12,507)	232
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	358,329	(184,827)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	982,584	1,212,836
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,340,913	$1,028,009

Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$(219)	$16,268
Interest paid	$33,742	$24,618

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	832,608	553,419
Restricted cash and cash equivalents	508,305	474,590
Cash, cash equivalents and restricted cash	$1,340,913	$1,028,009
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
Recently Issued Accounting Pronouncements Not Yet Adopted
Note 2 - "Significant Accounting Policies" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 describes accounting pronouncements that were not adopted as of December 31, 2018. Those pronouncements have not yet been adopted unless discussed above in "New Accounting Standards Adopted in 2019". In addition, the following relevant accounting pronouncements were issued by the FASB during the nine months ended September 30, 2019 and are yet to be adopted.
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
We expect to adopt ASU 2016-13 and all the related amendments including ASU 2019-04 on January 1, 2020 using the modified retrospective approach such that the impact of the initial adoption of the standard is recognized through a cumulative effect adjustment to opening retained earnings, as required by the standard. Based on the detailed preliminary analysis of all of our financial assets measured at amortized cost and which are within the scope of ASU 2016-13 and the related amendments, we do not expect the initial adoption of the standard to have a material impact on our consolidated financial statements, although we will be required to amend and in certain cases, significantly enhance our qualitative disclosures around the following specific items - (1) the credit risk inherent within our portfolios of financial assets and how we monitor credit quality, (2) how we determine the estimation of expected credit losses, (3) changes in the estimate of expected credit losses that have occurred during each reporting period, in addition to (4) providing a rollforward analysis of our allowance for credit losses. While our initial assessment of the quantitative impact of the adoption of ASU 2016-13 and its related amendments is not expected to be material based on our detailed preliminary analysis as of September 30, 2019, the overall impact of the standard will be dependent on the composition of our financial assets within the scope of the standard as of January 1, 2020, when we adopt the standard, the prevailing economic conditions and forecasts as well as changes to any of our assumptions and judgments at the time of initial adoption. Our efforts around the implementation of ASU 2016-13 and its related amendments are currently on track and we continue to refine and make certain adjustments to our models, methodologies, assumptions and judgments ahead of the initial adoption of the standard on January 1, 2020.
For entities that have already adopted ASU 2017-12, which we did during the quarter ended September 30, 2017, the amendments included in ASU 2019-04 are effective as of the beginning of the next annual period which is January 1, 2020 for us, although early adoption is permitted. The ASU requires entities to either retrospectively apply the amendments as of the date they adopted ASU 2017-12, or prospectively, as of the date they adopt the amendments, with certain exceptions.
The amendments included in ASU 2019-04 related to the recognition and measurement of financial instruments are effective for interim and annual reporting periods beginning after December 15, 2019 although early adoption is permitted for entities that have already adopted ASU 2016-01 which we did on January 1, 2018. The ASU requires

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entities to apply these amendments on a modified retrospective basis, except for those related to equity securities without readily determinable fair values that are measured using the measurement alternative, which entities are required to apply prospectively.
We expect to adopt ASU 2019-04 on January 1, 2020 using the modified retrospective approach required by the standard however, we do not expect that adoption to have a material impact on our consolidated financial statements in view of the composition of our current balance sheet, specifically our financial instruments within the scope of ASU 2016-01 and ASU 2016-13 as well as our existing hedging strategies which largely relate to net investment and cash flow hedging activities. The adoption of ASU 2016-13 and its related amendments including ASU 2019-04, will however require us to amend and in certain cases, significantly enhance the qualitative disclosures included within our consolidated financial statements as detailed above.
2. ACQUISITIONS
BorgWarner Morse TEC
On October 30, 2019, we completed the acquisition of BorgWarner Morse TEC ("Morse TEC") from BorgWarner Inc ("BorgWarner") through our subsidiary, Enstar Holdings (US) LLC. Morse TEC holds approximately $0.8 billion in liabilities associated with personal injury asbestos claims and environmental claims arising from BorgWarner's legacy manufacturing operations. We will disclose further information on this transaction in our Annual Report on Form 10-K for the year ended December 31, 2019.
KaylaRe
Overview
On May 14, 2018, the Company acquired all of the outstanding shares and warrants of KaylaRe Holdings, Ltd. ("KaylaRe"). In consideration for the acquired shares and warrants of KaylaRe, the Company issued an aggregate of 2,007,017 ordinary shares to the shareholders of KaylaRe, comprising 1,501,778 voting ordinary shares and 505,239 Series E non-voting ordinary shares. Effective May 14, 2018, we consolidated KaylaRe into our consolidated financial statements, and any balances between KaylaRe and Enstar are now eliminated upon consolidation. Effective September 30, 2019, KaylaRe and KaylaRe's subsidiary, KaylaRe Ltd. merged with Cavello Bay Reinsurance Limited, a wholly owned subsidiary of the Company, with Cavello Bay Reinsurance Limited as the surviving company.
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

The table below summarizes the results of the KaylaRe operations, which are included in our consolidated statement of earnings from the acquisition date to September 30, 2018:

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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. SIGNIFICANT NEW BUSINESS
Munich Re
On September 10, 2019, we signed an agreement with subsidiaries of Munich Reinsurance Company ("Munich Re"), pursuant to which we will acquire certain portfolios from their Australian branches of Great Lakes Insurance SE and HSB Engineering Insurance Limited, primarily of long tail insurance business. In the transaction, which is subject to regulatory and Federal Court of Australia approval, we will receive total assets of approximately AUD$228.2 million (approximately $156.2 million) for assuming the associated net insurance reserves. We are pursuing a portfolio transfer of the insurance business under Division 3A of Part III of Australia’s Insurance Act 1973 (Cth), which would provide legal finality for Munich Re. This transaction is expected to close in 2020.
Zurich
On October 1, 2019, we completed the previously announced reinsurance transaction with Zurich Insurance Group ("Zurich"), pursuant to which we reinsured certain of Zurich's U.S. asbestos and environmental liability insurance portfolios. In the transaction, we assumed approximately $0.5 billion of gross reserves, relating to 1986 and prior year business.
Maiden
On August 5, 2019, we and Maiden Reinsurance Ltd. (“Maiden Re Bermuda”) completed a transaction pursuant to the previously announced Master Agreement with Maiden Holdings, Ltd. and Maiden Re Bermuda to provide adverse development cover reinsurance to Maiden Re Bermuda, effective January 1, 2019. In the transaction, Maiden Re Bermuda ceded and we assumed as retrocessionaire Maiden Re Bermuda's liability under its quota share agreement with the Bermuda subsidiary ("AmTrust Bermuda") of AmTrust Financial Services, Inc. (“AmTrust”). The adverse development cover reinsurance is for losses incurred on or prior to December 31, 2018 in excess of a $2.2 billion retention up to a $600.0 million limit, in exchange for consideration of $445.0 million. We assumed total gross reserves of $530.2 million for reinsurance premium of $445.0 million and recorded a deferred charge of $85.2 million. Enstar's reinsurance performance obligations in the transaction are collateralized in accordance with a Master Collateral Agreement among Enstar, Maiden Re Bermuda, AmTrust and certain subsidiaries of AmTrust. The retention, limit and premium were reduced from the previously announced transaction following the parties’ agreement to include only losses under the Bermuda quota share agreement between Maiden Re Bermuda and AmTrust Bermuda.
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. INVESTMENTS
We hold: (i) trading portfolios of fixed maturity investments, short-term investments and equities, carried at fair value; (ii) available-for-sale portfolios of fixed maturity investments and short-term investments, carried at fair value; (iii) other investments, carried at fair value; (iv) equity method investments; and (v) funds held - directly managed.
Fixed Maturity Investments
Asset Types
The fair values of the underlying asset types of our short-term investments and fixed maturity investments, classified as trading and available-for-sale, and the fixed maturity investments included within our funds held - directly managed balance were as follows:

	September 30, 2019
	Short-term investments, trading	Short-term investments, available-for-sale	Fixed maturities, trading	Fixed maturities, available-for-sale	Fixed maturities, funds held - directly managed	Total
U.S. government and agency	$35,173	$6,370	$318,225	$14,403	$132,655	$506,826
U.K. government	311	—	295,646	—	—	295,957
Other government	14,314	—	648,900	31,370	20,510	715,094
Corporate	27,061	3,219	4,258,528	288,011	613,066	5,189,885
Municipal	—	—	107,247	1,769	52,348	161,364
Residential mortgage-backed	—	—	311,846	6,460	90,201	408,507
Commercial mortgage-backed	—	—	647,005	—	240,332	887,337
Asset-backed	—	—	563,147	64,365	81,342	708,854
Total fixed maturity and short-term investments	$76,859	$9,589	$7,150,544	$406,378	$1,230,454	$8,873,824

	December 31, 2018
	Short-term investments, trading	Fixed maturities, trading	Fixed maturities, available-for-sale	Fixed maturities, funds held - directly managed	Total
U.S. government and agency	$45,885	$389,735	$573	$74,052	$510,245
U.K. government	2,275	298,356	—	—	300,631
Other government	19,064	679,525	73,185	22,036	793,810
Corporate	44,900	4,081,793	75,359	637,788	4,839,840
Municipal	—	73,856	2,480	53,929	130,265
Residential mortgage-backed	—	682,962	12	90,583	773,557
Commercial mortgage-backed	—	488,598	—	224,465	713,063
Asset-backed	1,992	553,968	—	80,521	636,481
Total fixed maturity and short-term investments	$114,116	$7,248,793	$151,609	$1,183,374	$8,697,892

Included within residential and commercial mortgage-backed securities as of September 30, 2019 were securities issued by U.S. governmental agencies with a fair value of $292.5 million (December 31, 2018: $656.6 million). Included within corporate securities as of September 30, 2019 were senior secured loans of $27.5 million (December 31, 2018: $20.4 million).

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

As of September 30, 2019	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$443,741	$437,763	5.0%
More than one year through two years	627,938	627,114	7.1%
More than two years through five years	1,999,134	2,016,593	22.7%
More than five years through ten years	2,013,150	2,089,642	23.5%
More than ten years	1,549,806	1,698,014	19.1%
Residential mortgage-backed	401,266	408,507	4.6%
Commercial mortgage-backed	859,507	887,337	10.0%
Asset-backed	711,063	708,854	8.0%
	$8,605,605	$8,873,824	100.0%

Credit Ratings
The following table sets forth the credit ratings of our short-term investments and fixed maturity investments, classified as trading and available-for-sale, and the fixed maturity investments included within our funds held - directly managed balance as of September 30, 2019:

	Amortized Cost	Fair Value	% of Total	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated

U.S. government and agency	$495,484	$506,826	5.7%	$506,826	$—	$—	$—	$—	$—
U.K. government	275,156	295,957	3.3%	—	295,957	—	—	—	—
Other government	703,795	715,094	8.1%	303,279	154,187	66,423	156,230	34,975	—
Corporate	5,011,697	5,189,885	58.5%	127,149	558,260	2,569,000	1,626,305	296,641	12,530
Municipal	147,637	161,364	1.8%	11,548	76,177	51,347	22,292	—	—
Residential mortgage-backed	401,266	408,507	4.6%	310,759	45,094	2,304	2,313	40,718	7,319
Commercial mortgage-backed	859,507	887,337	10.0%	606,878	103,702	92,312	67,072	6,743	10,630
Asset-backed	711,063	708,854	8.0%	302,808	83,926	187,062	118,084	16,120	854
Total	$8,605,605	$8,873,824	100.0%	$2,169,247	$1,317,303	$2,968,448	$1,992,296	$395,197	$31,333
% of total fair value				24.4%	14.8%	33.4%	22.5%	4.5%	0.4%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrealized Gains and Losses Available-for-sale Fixed Maturity Investments
The amortized cost and fair values of our short-term investments and fixed maturity investments classified as available-for-sale were as follows:

As of September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (Non-OTTI)	Fair Value
U.S. government and agency	$20,784	$9	$(20)	$20,773
Other government	30,453	1,265	(348)	31,370
Corporate	291,477	772	(1,019)	291,230
Municipal	1,758	12	(1)	1,769
Residential mortgage-backed	6,474	2	(16)	6,460
Asset-backed	64,383	12	(30)	64,365
	$415,329	$2,072	$(1,434)	$415,967

As of December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (Non-OTTI)	Fair Value
U.S. government and agency	$576	$—	$(3)	$573
Other government	72,811	1,219	(845)	73,185
Corporate	75,535	1,006	(1,182)	75,359
Municipal	2,499	—	(19)	2,480
Residential mortgage-backed	12	—	—	12
	$151,433	$2,225	$(2,049)	$151,609
Gross Unrealized Losses on Available-for-sale Fixed Maturity Investments
The following tables summarize our short-term investments and fixed maturity investments classified as available-for-sale that are in a gross unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
As of September 30, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency	$—	$—	$8,506	$(20)	$8,506	$(20)
Other government	2,650	(334)	1,682	(14)	4,332	(348)
Corporate	2,473	(466)	172,403	(553)	174,876	(1,019)
Municipal	127	(1)	142	—	269	(1)
Residential mortgage-backed	2	—	5,117	(16)	5,119	(16)
Asset-backed	—	—	30,570	(30)	30,570	(30)
Total fixed maturity and short-term investments	$5,252	$(801)	$218,420	$(633)	$223,672	$(1,434)

	12 Months or Greater		Less Than 12 Months		Total
As of December 31, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency	$573	$(3)	$—	$—	$573	$(3)
Other government	7,351	(345)	11,000	(500)	18,351	(845)
Corporate	11,888	(629)	25,227	(553)	37,115	(1,182)
Municipal	1,783	(18)	283	(1)	2,066	(19)
Residential mortgage-backed	12	—	—	—	12	—
Total fixed maturity and short-term investments	$21,607	$(995)	$36,510	$(1,054)	$58,117	$(2,049)

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2019 and December 31, 2018, the number of securities classified as available-for-sale in an unrealized loss position was 203 and 88, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 15 and 42, respectively.
Other-Than-Temporary Impairment on Available-for-sale Fixed Maturity Investments
For the nine months ended September 30, 2019 and 2018, we did not recognize any other-than-temporary impairment losses on our available-for-sale securities. We determined that no credit losses existed as of September 30, 2019 or December 31, 2018. A description of our other-than-temporary impairment process is included in Note 2 - "Significant Accounting Policies" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018. There were no changes to our process during the nine months ended September 30, 2019.
Equity Investments
The following table summarizes our equity investments:

	September 30, 2019	December 31, 2018
Publicly traded equity investments in common and preferred stocks	$312,711	$138,415
Exchange-traded funds	184,024	—
Privately held equity investments in common and preferred stocks	231,691	228,710
	$728,426	$367,125

Equity investments include publicly traded common and preferred stocks, exchange-traded funds and privately held common and preferred stocks. Our publicly traded equity investments in common and preferred stocks predominantly trade on major exchanges and are managed by our external advisors. Our investments in exchange-traded funds trade on a major exchange. Our publicly traded equity investments are widely diversified, and there is no significant concentration in any specific industry.
Our privately held equity investments in common and preferred stocks are direct investments in companies and each investment may have its own unique terms and conditions and there may be restrictions on disposals. The market for these investments is illiquid, and there is no active market. Included within the above balance as of September 30, 2019 and December 31, 2018 is an indirect investment in AmTrust, with a fair value of $203.0 million and $200.0 million, respectively. Refer to Note 19 - "Related Party Transactions" for additional information about our investment in AmTrust.
Other Investments, at fair value
The following table summarizes our other investments carried at fair value:

	September 30, 2019	December 31, 2018
Hedge funds	$997,593	$852,584
Fixed income funds	554,067	403,858
Equity funds	373,814	333,681
Private equity funds	305,756	248,628
CLO equities	67,109	39,052
CLO equity funds	89,493	37,260
Private credit funds	—	33,381
Other	9,020	9,313
	$2,396,852	$1,957,757

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

•	Equity funds invest in a diversified portfolio of U.S. and international publicly-traded equity securities.

•	Private equity funds invest primarily in the financial services industry.

•	CLO equities comprise investments in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans.

•	CLO equity funds invest primarily in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans.

•	Private credit funds invest in direct senior or collateralized loans.

•
Others comprise various investments including real estate debt funds that invest primarily in European real estate, call options on equities and a fund that provides loans to educational institutions throughout the United States and its territories.

The increase in our other investments carried at fair value between September 30, 2019 and December 31, 2018 was primarily attributable to unrealized gains of $269.8 million and net additional subscriptions of $272.1 million to fixed income funds, private credit funds, CLO equities and CLO equity funds.
As of September 30, 2019, we had unfunded commitments of $368.6 million to private equity funds.
Certain of our other investments are subject to restrictions on redemptions and sales that are determined by the governing documents, which limits our ability to liquidate those investments. These restrictions may include lock-ups, redemption gates, restricted share classes or side pockets, restrictions on the frequency of redemption and notice periods. A gate is the ability to deny or delay a redemption request, whereas a side-pocket is a designated account for which the investor loses its redemption rights. Certain other investments may not have any restrictions governing their sale, but there is no active market and no guarantee that we will be able to execute a sale in a timely manner. In addition, even if certain other investments are not eligible for redemption or sales are restricted, we may still receive income distributions from those other investments. The table below details the estimated date by which proceeds would be received if we had provided notice of our intent to redeem or initiated a sales process as of September 30, 2019:

	Less than 1 Year	1-2 years	2-3 years	More than 3 years	Not Eligible/ Restricted	Total	Redemption Frequency
Hedge funds	$330,127	$—	$498,919	$102,600	$65,947	$997,593	Monthly to Bi-annually
Fixed income funds	551,028	—	—	—	3,039	554,067	Daily to Quarterly
Equity funds	373,814	—	—	—	—	373,814	Daily to Quarterly
Private equity funds	—	—	—	—	305,756	305,756	N/A
CLO equities	67,109	—	—	—	—	67,109	N/A
CLO equity funds	63,895	—	25,598	—	—	89,493	Quarterly to Bi-annually
Other	1,870	—	—		7,150	9,020	N/A
	$1,387,843	$—	$524,517	$102,600	$381,892	$2,396,852

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Method Investments
The following table summarizes our equity method investments:

	September 30, 2019			December 31, 2018
	Investment	Ownership %	Carrying Value	Investment	Ownership %	Carrying Value
Enhanzed Re	$123,240	47.4%	$145,163	$94,800	47.4%	$94,800
Citco	50,000	31.9%	51,374	50,000	31.9%	50,812
Monument	26,600	26.6%	54,720	26,600	26.6%	42,193
Clear Spring	11,210	20.0%	10,685	11,210	20.0%	10,070
Other	24,963	~30%	20,521	15,250	~30%	6,632
	$236,013		$282,463	$197,860		$204,507

Refer to Note 19 - "Related Party Transactions" for further information regarding our investments in Enhanzed Re, Citco, Monument and Clear Spring.
As of September 30, 2019, we had unfunded commitments of $124.3 million related to equity method investments.
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

	September 30, 2019	December 31, 2018
Fixed maturity investments, trading	$1,230,454	$1,183,374
Other assets	12,994	14,780
	$1,243,448	$1,198,154

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fixed maturity investment components of funds held - directly managed:

	September 30, 2019			December 31, 2018
	Funds held - Directly Managed - Fair Value Option	Funds held - Directly Managed - Variable Return	Total	Funds held - Directly Managed - Fair Value Option	Funds held - Directly Managed - Variable Return	Total
Fixed maturity investments, at amortized cost	$183,645	$992,370	$1,176,015	$179,670	$1,044,377	$1,224,047
Net unrealized gains (losses):
Change in fair value - fair value option accounting	5,661	—	5,661	(2,733)	—	(2,733)
Change in fair value - embedded derivative accounting	—	48,778	48,778	—	(37,940)	(37,940)
Fixed maturity investments within funds held - directly managed, at fair value	$189,306	$1,041,148	$1,230,454	$176,937	$1,006,437	$1,183,374

Refer to the sections above for details of the fixed maturity investments within our funds held - directly managed portfolios.
Funds Held by Reinsured Companies
Funds held by reinsured companies, where we received a fixed crediting rate, are carried at cost on our consolidated balance sheets. As of September 30, 2019 and December 31, 2018, we had funds held by reinsured companies of $393.3 million and $321.3 million, respectively.
Net Investment Income
Major categories of net investment income are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Fixed maturity investments	$58,182	$48,062	$175,127	$140,097
Short-term investments and cash and cash equivalents	3,673	3,247	11,985	8,425
Funds held	10,092	1,502	17,547	8,651
Funds held - directly managed	9,381	9,776	28,742	27,990
Investment income from fixed maturities and cash and cash equivalents	81,328	62,587	233,401	185,163
Equity investments	4,416	946	11,218	3,788
Other investments	2,642	8,324	7,259	14,600
Life settlements and other	—	—	—	6,509
Investment income from equities and other investments	7,058	9,270	18,477	24,897
Gross investment income	88,386	71,857	251,878	210,060
Investment expenses	(2,914)	(2,427)	(9,978)	(7,842)
Net investment income	$85,472	$69,430	$241,900	$202,218

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Realized and Unrealized Gains and Losses
Components of net realized and unrealized gains and losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net realized gains (losses) on sale:
Gross realized gains on fixed maturity securities, available-for-sale	$56	$—	$4,505	$27
Gross realized losses on fixed maturity securities, available-for-sale	(22)	(2)	(314)	(80)
Net realized gains (losses) on fixed maturity securities, trading	33,042	(8,797)	53,973	(19,310)
Net realized gains (losses) on funds held - directly managed	1,991	(1,904)	629	(2,849)
Net realized gains (losses) on equity investments	(3,881)	666	(1,213)	3,569
Total net realized gains (losses) on sale	$31,186	$(10,037)	$57,580	$(18,643)
Net unrealized gains (losses):
Fixed maturity securities, trading	$82,000	$(13,423)	$424,872	$(159,691)
Fixed maturity securities in funds held - directly managed portfolios	20,895	(405)	95,124	(45,430)
Equity investments	10,057	1,830	31,266	6,152
Other Investments	4,047	(35,188)	269,845	(37,059)
Total net unrealized gains (losses)	116,999	(47,186)	821,107	(236,028)
Net realized and unrealized gains (losses)	$148,185	$(57,223)	$878,687	$(254,671)

The gross realized gains and losses on available-for-sale investments included in the table above resulted from sales of $12.8 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively, and $96.4 million and $10.9 million for the nine months ended September 30, 2019 and 2018, respectively.
Restricted Assets
We utilize trust accounts to collateralize business with our insurance and reinsurance counterparties. We are also required to maintain investments and cash and cash equivalents on deposit with regulatory authorities and Lloyd's to support our insurance and reinsurance operations. The investments and cash and cash equivalents on deposit are available to settle insurance and reinsurance liabilities. Collateral generally takes the form of assets held in trust, letters of credit or funds held. The assets used as collateral are primarily highly rated fixed maturity securities. The carrying value of our restricted assets, including restricted cash of $508.3 million and $380.5 million, as of September 30, 2019 and December 31, 2018, respectively, was as follows:

	September 30, 2019	December 31, 2018
Collateral in trust for third party agreements	$3,965,101	$4,336,752
Assets on deposit with regulatory authorities	424,587	579,048
Collateral for secured letter of credit facilities	129,463	127,841
Funds at Lloyd's (1)	758,810	354,589
	$5,277,961	$5,398,230

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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. DERIVATIVES AND HEDGING INSTRUMENTS
Foreign Currency Hedging of Net Investments in Foreign Operations
We use foreign currency forward exchange rate contracts in qualifying hedging relationships to hedge the foreign currency exchange rate risk associated with certain of our net investments in foreign operations. As of September 30, 2019 and December 31, 2018, we had forward currency contracts in place, which we had designated as hedges of our net investments in foreign operations.
The following table presents the gross notional amounts and estimated fair values recorded within other assets and other liabilities related to our qualifying foreign currency forward exchange rate contracts:

	September 30, 2019			December 31, 2018
		Fair Value			Fair Value
	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
Foreign currency forward - AUD	$61,269	$191	$—	$42,258	$1,377	$—
Foreign currency forward - EUR	109,051	2,426	—	66,422	238	300
Foreign currency forward - GBP	288,840	376	1,254	—	—	—
Total qualifying hedges	$459,160	$2,993	$1,254	$108,680	$1,615	$300
The following table presents the amounts of the net gains and losses deferred in the cumulative translation adjustment ("CTA") account, which is a component of accumulated other comprehensive income (loss) ("AOCI"), in shareholders' equity, relating to our foreign currency forward exchange rate contracts:

	Amount of Gains (Losses) Deferred in AOCI
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Foreign currency forward - AUD	$1,673	$678	$1,819	$2,286
Foreign currency forward - EUR	4,780	52	5,076	52
Foreign currency forward - GBP	8,260	—	6,669	—
Net gains on qualifying derivative hedges	$14,713	$730	$13,564	$2,338

Non-derivative Hedging Instruments of Net Investments in Foreign Operations
From time to time we may make non-US dollar denominated draw-downs against our revolving credit facilities and designate such draw-downs as non-derivative hedges of our net investments in certain subsidiaries whose functional currencies are designated in currencies other than US dollars, which is our functional currency. Our prior Euro-denominated borrowings under our revolving credit facilities were repaid in full during the three months ended September 30, 2018 and replaced by a Euro-denominated foreign currency forward exchange rate contract in a qualifying hedging arrangement. The net gains deferred in the CTA account in AOCI relating to these qualifying Euro-loan derivative hedging instruments for the three and nine months ended September 30, 2018 were $0.7 million and $3.1 million, respectively.
Derivatives Not Designated or Not Qualifying as Hedging Instruments
From time to time, we may also utilize foreign currency forward contracts and interest rate swaps as part of our overall foreign currency risk management strategy or to obtain exposure to a particular financial market, as well as for yield enhancement or risk mitigation in non-qualifying hedging relationships. We may also utilize equity call option instruments either to obtain exposure to a particular equity instrument or for yield enhancement in non-qualifying hedging relationships.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Forward Contracts
The following table presents the gross notional amounts and estimated fair values recorded within other assets and other liabilities related to our non-qualifying foreign currency forward hedging relationships:

	September 30, 2019			December 31, 2018
		Fair Value			Fair Value
	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
Foreign currency forward - AUD	$23,414	$136	$63	$45,427	$1,952	$310
Foreign currency forward - CAD	117,816	172	—	55,050	1,441	—
Foreign currency forward - EUR	62,486	1,547	158	54,282	139	301
Foreign currency forward - GBP	29,130	444	532	256,959	1,554	72
Total non-qualifying hedges	$232,846	$2,299	$753	$411,718	$5,086	$683
The following table presents the amounts of the net gains (losses) included in earnings related to our non-qualifying foreign currency forward contracts:

	Gains (Losses) on non-qualifying-hedges included in net earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Foreign currency forward - AUD	$1,148	$957	$1,710	$3,453
Foreign currency forward - CAD	1,582	(1,782)	(910)	5,465
Foreign currency forward - EUR	2,473	458	3,344	1,815
Foreign currency forward - GBP	10,659	4,154	12,970	$8,389
Net gains on non-qualifying hedges	$15,862	$3,787	$17,114	$19,122

Investments in Call Options on Equities
During the three and nine months ended September 30, 2019, we recorded unrealized gains included within net earnings of less than $0.1 million and $1.3 million, respectively, and during the three and nine months ended September 30, 2018, we recorded unrealized losses included within net earnings of $0.4 million and $5.4 million, respectively, on the call options on equities that we purchased in 2018 at a cost of $10.0 million. These call options on equities had a fair value of $1.9 million and $0.6 million as of September 30, 2019 and December 31, 2018, respectively.
Other Derivatives
Subsequent to September 30, 2019, we entered into a forward interest rate swap, with a notional amount of AUD$120.0 million, to partially mitigate the risk associated with declining interest rates until the receipt of the assets related to the Munich Re transaction, as discussed in Note 3 - "Significant New Business", which is expected to close in 2020.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. REINSURANCE BALANCES RECOVERABLE ON PAID AND UNPAID LOSSES
The following tables provide the total reinsurance balances recoverable:

	September 30, 2019
	Non-life Run-off	Atrium	StarStone	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$945,687	$9,049	$343,089	$1,297,825
IBNR	631,722	22,056	201,815	855,593
Fair value adjustments - acquired companies	(12,134)	614	(2,310)	(13,830)
Fair value adjustments - fair value option	(76,901)	—	—	(76,901)
Total reinsurance reserves recoverable	1,488,374	31,719	542,594	2,062,687
Paid losses recoverable	145,129	1,762	55,860	202,751
Total	$1,633,503	$33,481	$598,454	$2,265,438

Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable on paid and unpaid losses	$901,599	$33,481	$598,454	$1,533,534
Reinsurance balances recoverable on paid and unpaid losses - fair value option	731,904	—	—	731,904
Total	$1,633,503	$33,481	$598,454	$2,265,438

	December 31, 2018
	Non-life Run-off	Atrium	StarStone	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$901,772	$18,891	$263,065	$1,183,728
IBNR	609,434	19,247	201,784	830,465
Fair value adjustments - acquired companies	(14,344)	630	(1,899)	(15,613)
Fair value adjustments - fair value option	(130,739)	—	—	(130,739)
Total reinsurance reserves recoverable	1,366,123	38,768	462,950	1,867,841
Paid losses recoverable	138,265	(256)	23,813	161,822
Total	$1,504,388	$38,512	$486,763	$2,029,663

Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable on paid and unpaid losses	$764,797	$38,512	$486,763	$1,290,072
Reinsurance balances recoverable on paid and unpaid losses - fair value option	739,591	—	—	739,591
Total	$1,504,388	$38,512	$486,763	$2,029,663

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
As of September 30, 2019 and December 31, 2018, we had reinsurance balances recoverable of $2,265.4 million and $2,029.7 million, respectively. The increase of $235.8 million in reinsurance balances recoverable was primarily

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the AmTrust RITC transactions, which closed during the first quarter of 2019, and reserve increases in StarStone, which was partially offset by cash collections and commutations in the first nine months of 2019.
Top Ten Reinsurers

	September 30, 2019
	Non-life Run-off	Atrium	StarStone	Total	% of Total
Top 10 reinsurers	$1,130,720	$24,560	$376,529	$1,531,809	67.6%
Other reinsurers > $1 million	489,231	8,315	219,132	716,678	31.6%
Other reinsurers < $1 million	13,552	606	2,793	16,951	0.8%
Total	$1,633,503	$33,481	$598,454	$2,265,438	100.0%

	December 31, 2018
	Non-life Run-off	Atrium	StarStone	Total	% of Total
Top 10 reinsurers	$1,124,079	$25,239	$263,192	$1,412,510	69.6%
Other reinsurers > $1 million	364,098	12,091	220,123	596,312	29.4%
Other reinsurers < $1 million	16,211	1,182	3,448	20,841	1.0%
Total	$1,504,388	$38,512	$486,763	$2,029,663	100.0%

	September 30, 2019	December 31, 2018
Information regarding top ten reinsurers:
Number of top 10 reinsurers rated A- or better	8	7
Number of top 10 non-rated reinsurers (1)	2	3

Reinsurers rated A- or better in top 10	$1,302,270	$1,096,272
Collaterized non-rated reinsurers in top 10 (1)	229,539	316,238
Total top 10 reinsurance recoverables	$1,531,809	$1,412,510

Single reinsurers that represent 10% or more of total reinsurance balance recoverables as of September 30, 2019:

Hannover Ruck SE (2)	$305,890	$279,723
Lloyd's Syndicates (3)	$397,379	$334,509
(1) For the two non-rated reinsurers as of September 30, 2019 and three non-rated reinsurers as of December 31, 2018, we hold security in the form of pledged assets in trust or letters of credit issued to us in the full amount of the recoverable.
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

	September 30, 2019				December 31, 2018
	Gross	Provisions for Bad Debt	Net	Provisions as a % of Gross	Gross	Provisions for Bad Debt	Net	Provisions as a % of Gross
Reinsurers rated A- or above	$1,895,174	$53,360	$1,841,814	2.8%	$1,612,464	$51,519	$1,560,945	3.2%
Reinsurers rated below A-, secured	394,262	—	394,262	—%	430,852	—	430,852	—%
Reinsurers rated below A-, unsecured	130,448	101,086	29,362	77.5%	143,079	105,213	37,866	73.5%
Total	$2,419,884	$154,446	$2,265,438	6.4%	$2,186,395	$156,732	$2,029,663	7.2%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning carrying value	$99,094	$71,393	$86,585	$80,192
Recorded during the period	85,183	17,208	108,689	17,208
Amortization	(17,009)	(1,582)	(28,006)	(10,381)
Ending carrying value	$167,268	$87,019	$167,268	$87,019

Deferred charge assets are amortized over the estimated claim payment period of the related contract with the periodic amortization reflected in earnings as a component of losses and LAE. Deferred charge assets amortization is adjusted at each reporting period to reflect new estimates of the amount and timing of remaining loss payments. Changes in the estimated amount and the timing of payments of unpaid losses may have an effect on the unamortized deferred charge assets and the amount of periodic amortization. Deferred charge assets are assessed at each reporting period for impairment. If the asset is determined to be impaired, it is written down in the period in which the determination is made. For the nine months ended September 30, 2019, we completed our assessment for impairment of deferred charge assets and concluded that there had been no impairment of our carried deferred charge assets amount.
Further information on deferred charge assets recorded during the nine months ended September 30, 2019, is included in Note 3 - "Significant New Business".

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. LOSSES AND LOSS ADJUSTMENT EXPENSES
The liability for losses and loss adjustment expenses ("LAE"), also referred to as loss reserves, represents our gross estimates before reinsurance for unpaid reported losses and includes losses that have been incurred but not reported ("IBNR") for our Non-life Run-off, Atrium and StarStone segments and our other activities, using a variety of actuarial methods. We recognize an asset for the portion of the liability that we expect to recover from reinsurers. LAE reserves include allocated loss adjustment expenses ("ALAE"), and unallocated loss adjustment expenses ("ULAE"). ALAE are linked to the settlement of an individual claim or loss, whereas ULAE are based on our estimates of future costs to administer the claims. IBNR represents reserves for loss and LAE that have been incurred but not yet reported to us. This includes amounts for unreported claims, development on known claims and reopened claims. Our loss reserves cover multiple lines of business, which include asbestos, environmental, general casualty, workers' compensation, marine, aviation and transit, construction defects, professional indemnity/directors and officers, motor, property and other non-life lines of business. Refer to Note 10 - "Losses and Loss Adjustment Expenses" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 for more information on establishing the liability for losses and LAE.
The following tables summarize the liability for losses and LAE by segment:

	September 30, 2019
	Non-life Run-off	Atrium	StarStone	Other	Total
Outstanding losses	$4,256,578	$84,382	$905,415	$8,350	$5,254,725
IBNR	3,729,552	140,800	906,965	15,974	4,793,291
Fair value adjustments - acquired companies	(183,702)	4,189	(568)	—	(180,081)
Fair value adjustments - fair value option	(182,828)	—	—	—	(182,828)
ULAE	320,091	2,308	27,801	—	350,200
Total	$7,939,691	$231,679	$1,839,613	$24,324	$10,035,307

Reconciliation to Consolidated Balance Sheet:
Loss and loss adjustment expenses	$5,281,047	$231,679	$1,839,613	$24,324	$7,376,663
Loss and loss adjustment expenses, at fair value	2,658,644	—	—	—	2,658,644
Total	$7,939,691	$231,679	$1,839,613	$24,324	$10,035,307

	December 31, 2018
	Non-life Run-off	Atrium	StarStone	Other	Total
Outstanding losses	$4,271,769	$94,885	$796,194	$6,052	$5,168,900
IBNR	3,527,767	140,521	787,894	12,809	4,468,991
Fair value adjustments - acquired companies	(217,527)	3,476	(467)	—	(214,518)
Fair value adjustments - fair value option	(374,752)	—	—	—	(374,752)
ULAE	333,405	2,402	25,076	—	360,883
Total	$7,540,662	$241,284	$1,608,697	$18,861	$9,409,504

Reconciliation to Consolidated Balance Sheet:
Loss and loss adjustment expenses	$4,666,607	$241,284	$1,608,697	$18,861	$6,535,449
Loss and loss adjustment expenses, at fair value	2,874,055	—	—	—	2,874,055
Total	$7,540,662	$241,284	$1,608,697	$18,861	$9,409,504

The overall increase in the liability for losses and LAE between December 31, 2018 and September 30, 2019 was primarily attributable to the AmTrust RITC Transactions, the Amerisure loss portfolio transfer and the Maiden reinsurance agreement in our Non-life Run-off segment, as described in Note 3 - "Significant New Business", and net incurred losses in our StarStone segment.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides a reconciliation of the beginning and ending liability for losses and LAE:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Balance as of beginning of period	$9,833,886	$8,608,387	$9,409,504	$7,398,088
Less: reinsurance reserves recoverable	2,059,998	1,866,969	1,867,841	1,870,033
Less: deferred charge assets on retroactive reinsurance	99,094	71,393	86,585	80,192
Net balance as of beginning of period	7,674,794	6,670,025	7,455,078	5,447,863
Net incurred losses and LAE:
Current period	213,701	219,050	634,114	468,064
Prior periods	8,716	(65,076)	117,045	(201,737)
Total net incurred losses and LAE	222,417	153,974	751,159	266,327
Net paid losses:
Current period	(42,927)	(24,266)	(116,597)	(62,843)
Prior periods	(410,655)	(296,709)	(1,300,585)	(937,846)
Total net paid losses	(453,582)	(320,975)	(1,417,182)	(1,000,689)
Effect of exchange rate movement	(83,277)	(26,825)	(95,270)	(108,659)
Acquired on purchase of subsidiaries	—	22,713	686	366,519
Assumed business	445,000	103,615	1,110,881	1,631,166
Net balance as of September 30	7,805,352	6,602,527	7,805,352	6,602,527
Plus: reinsurance reserves recoverable	2,062,687	1,846,187	2,062,687	1,846,187
Plus: deferred charge assets on retroactive reinsurance	167,268	87,019	167,268	87,019
Balance as of September 30	$10,035,307	$8,535,733	$10,035,307	$8,535,733

The tables below provide the net incurred losses and LAE by segment:

	Three Months Ended September 30, 2019
	Non-life Run-off	Atrium	StarStone	Other	Total
Net losses paid	$288,445	$20,005	$142,183	$2,949	$453,582
Net change in case and LAE reserves	(173,104)	(91)	(14,872)	944	(187,123)
Net change in IBNR reserves	(148,521)	8,702	31,946	(246)	(108,119)
Increase (reduction) in estimates of net ultimate losses	(33,180)	28,616	159,257	3,647	158,340
Increase (reduction) in provisions for unallocated LAE	(12,158)	—	(11)	—	(12,169)
Amortization of deferred charge assets	17,009	—	—	—	17,009
Amortization of fair value adjustments	17,538	(216)	541	—	17,863
Changes in fair value - fair value option	41,374	—	—	—	41,374
Net incurred losses and LAE	$30,583	$28,400	$159,787	$3,647	$222,417

	Three Months Ended September 30, 2018
	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$195,770	$16,310	$108,895	$320,975
Net change in case and LAE reserves	(128,662)	(546)	17,549	(111,659)
Net change in IBNR reserves	(102,148)	2,818	71,160	(28,170)
Increase (reduction) in estimates of net ultimate losses	(35,040)	18,582	197,604	181,146
Increase (reduction) in provisions for unallocated LAE	(24,460)	(2)	1,582	(22,880)
Amortization of deferred charge assets	1,582	—	—	1,582
Amortization of fair value adjustments	4,247	(727)	(287)	3,233
Changes in fair value - fair value option	(9,107)	—	—	(9,107)
Net incurred losses and LAE	$(62,778)	$17,853	$198,899	$153,974

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2019
	Non-life Run-off	Atrium	StarStone	Other	Total
Net losses paid	$966,617	$60,095	$382,865	$7,605	$1,417,182
Net change in case and LAE reserves	(370,639)	(245)	34,197	2,298	(334,389)
Net change in IBNR reserves	(619,648)	(1,916)	123,715	3,165	(494,684)
Increase (reduction) in estimates of net ultimate losses	(23,670)	57,934	540,777	13,068	588,109
Increase (reduction) in provisions for unallocated LAE	(38,229)	—	2,825	—	(35,404)
Amortization of deferred charge assets	28,006	—	—	—	28,006
Amortization of fair value adjustments	34,033	728	310	—	35,071
Changes in fair value - fair value option	135,377	—	—	—	135,377
Net incurred losses and LAE	$135,517	$58,662	$543,912	$13,068	$751,159

	Nine Months Ended September 30, 2018
	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$644,665	$53,187	$302,837	$1,000,689
Net change in case and LAE reserves	(376,512)	(98)	38,915	(337,695)
Net change in IBNR reserves	(413,898)	2,964	75,031	(335,903)
Increase (reduction) in estimates of net ultimate losses	(145,745)	56,053	416,783	327,091
Increase (reduction) in provisions for unallocated LAE	(48,723)	—	4,012	(44,711)
Amortization of deferred charge assets	10,381	—	—	10,381
Amortization of fair value adjustments	10,312	(4,102)	(529)	5,681
Changes in fair value - fair value option	(32,115)	—	—	(32,115)
Net incurred losses and LAE	$(205,890)	$51,951	$420,266	$266,327

Non-Life Run-off Segment
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the Non-life Run-off segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Balance as of beginning of period	$7,803,663	$7,025,750	7,540,662	$5,949,472
Less: reinsurance reserves recoverable	1,534,427	1,462,139	1,366,123	1,377,485
Less: deferred charge assets on retroactive insurance	99,094	71,393	86,585	80,192
Net balance as of beginning of period	6,170,142	5,492,218	6,087,954	4,491,795
Net incurred losses and LAE:
Current period	23,845	10,017	107,291	15,476
Prior periods	6,738	(72,795)	28,226	(221,366)
Total net incurred losses and LAE	30,583	(62,778)	135,517	(205,890)
Net paid losses:
Current period	(14,374)	(2,713)	(53,265)	(3,304)
Prior periods	(274,071)	(193,057)	(913,352)	(641,361)
Total net paid losses	(288,445)	(195,770)	(966,617)	(644,665)
Effect of exchange rate movement	(73,231)	(26,352)	(84,372)	(102,030)
Acquired on purchase of subsidiaries	—	22,713	686	173,538
Assumed business	445,000	103,615	1,110,881	1,620,898
Net balance as of September 30	6,284,049	5,333,646	6,284,049	5,333,646
Plus: reinsurance reserves recoverable	1,488,374	1,412,090	1,488,374	1,412,090
Plus: deferred charge assets on retroactive reinsurance	167,268	87,019	167,268	87,019
Balance as of September 30	$7,939,691	$6,832,755	7,939,691	$6,832,755

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net incurred losses and LAE in the Non-life Run-off segment were as follows:

	Three Months Ended September 30,
	2019			2018
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$274,071	$14,374	$288,445	$193,057	$2,713	$195,770
Net change in case and LAE reserves	(175,830)	2,726	(173,104)	(128,827)	165	(128,662)
Net change in IBNR reserves	(155,315)	6,794	(148,521)	(109,287)	7,139	(102,148)
Increase (reduction) in estimates of net ultimate losses	(57,074)	23,894	(33,180)	(45,057)	10,017	(35,040)
Reduction in provisions for unallocated LAE	(12,109)	(49)	(12,158)	(24,460)	—	(24,460)
Amortization of deferred charge assets	17,009	—	17,009	1,582	—	1,582
Amortization of fair value adjustments	17,538	—	17,538	4,247	—	4,247
Changes in fair value - fair value option	41,374	—	41,374	(9,107)	—	(9,107)
Net incurred losses and LAE	$6,738	$23,845	$30,583	$(72,795)	$10,017	$(62,778)

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
Three Months Ended September 30, 2019
The increase in net incurred losses and LAE for the three months ended September 30, 2019 of $30.6 million included net incurred losses and LAE of $23.8 million related to current period net earned premium, primarily for the run-off business acquired with the AmTrust RITC Transactions and the acquisition of Maiden Reinsurance North America, Inc. ("Maiden Re North America"). Excluding current period net incurred losses and LAE of $23.8 million, the increase in net incurred losses and LAE liabilities relating to prior periods was $6.7 million, which was attributable to an increase in the fair value of liabilities of $41.4 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option primarily as a result of a decrease in corporate bond yields, amortization of fair value adjustments over the estimated payout period relating to companies acquired of $17.5 million and the amortization of the deferred charge assets of $17.0 million, partially offset by a reduction in estimates of net ultimate losses of $57.1 million and a reduction in provisions for unallocated LAE of $12.1 million relating to 2019 run-off activity. The reduction in estimates of net ultimate losses relating to prior periods of $57.1 million for the three months ended September 30, 2019 included a net reduction in case and IBNR reserves of $331.1 million, partially offset by net losses paid of $274.1 million.
Three Months Ended September 30, 2018
The reduction in net incurred losses and LAE for the three months ended September 30, 2018 of $62.8 million included net incurred losses and LAE of $10.0 million related to current period net earned premium. Excluding current period net incurred losses and LAE of $10.0 million, the reduction in net incurred losses and LAE liabilities relating to prior periods was $72.8 million, which was attributable to a reduction in estimates of net ultimate losses of $45.1 million and a reduction in provisions for unallocated LAE of $24.5 million, relating to 2018 run-off activity, and a reduction in the fair value of liabilities of $9.1 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $4.2 million and the amortization of the deferred charge assets of $1.6 million. The reduction in estimates of net ultimate losses relating to prior periods of $45.1 million for the three months ended September 30, 2018 included a net reduction in case and IBNR reserves of $238.1 million, partially offset by net losses paid of $193.1 million.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30,
	2019			2018
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$913,352	$53,265	$966,617	$641,361	$3,304	$644,665
Net change in case and LAE reserves	(394,780)	24,141	(370,639)	(377,735)	1,223	(376,512)
Net change in IBNR reserves	(649,053)	29,405	(619,648)	(424,847)	10,949	(413,898)
Increase (reduction) in estimates of net ultimate losses	(130,481)	106,811	(23,670)	(161,221)	15,476	(145,745)
Increase (reduction) in provisions for unallocated LAE	(38,709)	480	(38,229)	(48,723)	—	(48,723)
Amortization of deferred charge assets	28,006	—	28,006	10,381	—	10,381
Amortization of fair value adjustments	34,033	—	34,033	10,312	—	10,312
Changes in fair value - fair value option	135,377	—	135,377	(32,115)	—	(32,115)
Net incurred losses and LAE	$28,226	$107,291	$135,517	$(221,366)	$15,476	$(205,890)

Nine Months Ended September 30, 2019
The increase in net incurred losses and LAE for the nine months ended September 30, 2019 of $135.5 million included net incurred losses and LAE of $107.3 million related to current period net earned premium, primarily for the run-off business acquired with the AmTrust RITC Transactions and the acquisition of Maiden Re North America. Excluding current period net incurred losses and LAE of $107.3 million, the increase in net incurred losses and LAE liabilities relating to prior periods was $28.2 million, which was attributable to an increase in the fair value of liabilities of $135.4 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option primarily as a result of a decrease in corporate bond yields, amortization of fair value adjustments over the estimated payout period relating to companies acquired of $34.0 million and amortization of the deferred charge assets of $28.0 million, partially offset by a reduction in estimates of net ultimate losses of $130.5 million and a reduction in provisions for unallocated LAE of $38.7 million, relating to 2019 run-off activity. The reduction in estimates of net ultimate losses relating to prior periods of $130.5 million for the nine months ended September 30, 2019 included a net change in case and IBNR reserves of $1,043.8 million, partially offset by net losses paid of $913.4 million.
Nine Months Ended September 30, 2018
The reduction in net incurred losses and LAE for the nine months ended September 30, 2018 of $205.9 million included net incurred losses and LAE of $15.5 million related to current period net earned premium. Excluding current period net incurred losses and LAE of $15.5 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $221.4 million, which was attributable to a reduction in estimates of net ultimate losses of $161.2 million, a reduction in provisions for unallocated LAE of $48.7 million, relating to 2018 run-off activity and a reduction in the fair value of liabilities of $32.1 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, partially offset by amortization of the deferred charge assets of $10.4 million and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $10.3 million. The reduction in estimates of net ultimate losses relating to prior periods of $161.2 million for the nine months ended September 30, 2018 included a net change in case and IBNR reserves of $802.6 million, partially offset by net losses paid of $641.4 million.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Atrium
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the Atrium segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Balance as of beginning of period	$222,576	$234,232	$241,284	$240,873
Less: reinsurance reserves recoverable	29,606	38,253	38,768	40,531
Net balance as of beginning of period	192,970	195,979	202,516	200,342
Net incurred losses and LAE:
Current period	27,093	20,033	63,189	56,514
Prior periods	1,307	(2,180)	(4,527)	(4,563)
Total net incurred losses and LAE	28,400	17,853	58,662	51,951
Net paid losses:
Current period	(9,387)	(8,080)	(24,531)	(25,699)
Prior periods	(10,618)	(8,230)	(35,564)	(27,488)
Total net paid losses	(20,005)	(16,310)	(60,095)	(53,187)
Effect of exchange rate movement	(1,405)	(137)	(1,123)	(1,721)
Net balance as of September 30	199,960	197,385	199,960	197,385
Plus: reinsurance reserves recoverable	31,719	45,382	31,719	45,382
Balance as of September 30	$231,679	$242,767	$231,679	$242,767

Net incurred losses and LAE in the Atrium segment were as follows:

	Three Months Ended September 30,
	2019			2018
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$10,618	$9,387	$20,005	$8,230	$8,080	$16,310
Net change in case and LAE reserves	(2,860)	2,769	(91)	(4,142)	3,596	(546)
Net change in IBNR reserves	(6,235)	14,937	8,702	(5,539)	8,357	2,818
Increase (reduction) in estimates of net ultimate losses	1,523	27,093	28,616	(1,451)	20,033	18,582
Reduction in provisions for unallocated LAE	—	—	—	(2)	—	(2)
Amortization of fair value adjustments	(216)	—	(216)	(727)	—	(727)
Net incurred losses and LAE	$1,307	$27,093	$28,400	$(2,180)	$20,033	$17,853

	Nine Months Ended September 30,
	2019			2018
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$35,564	$24,531	$60,095	$27,488	$25,699	$53,187
Net change in case and LAE reserves	(13,032)	12,787	(245)	(9,695)	9,597	(98)
Net change in IBNR reserves	(27,787)	25,871	(1,916)	(18,254)	21,218	2,964
Increase (reduction) in estimates of net ultimate losses	(5,255)	63,189	57,934	(461)	56,514	56,053
Amortization of fair value adjustments	728	—	728	(4,102)	—	(4,102)
Net incurred losses and LAE	$(4,527)	$63,189	$58,662	$(4,563)	$56,514	$51,951

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

StarStone
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for our StarStone segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Balance as of beginning of period	$1,784,021	$1,348,405	$1,608,697	$1,207,743
Less: reinsurance reserves recoverable	495,965	366,577	462,950	452,017
Net balance as of beginning of period	1,288,056	981,828	1,145,747	755,726
Net incurred losses and LAE:
Current period	159,165	189,000	450,464	396,074
Prior periods	622	9,899	93,448	24,192
Total net incurred losses and LAE	159,787	198,899	543,912	420,266
Net paid losses:
Current period	(17,847)	(13,473)	(36,542)	(33,840)
Prior periods	(124,336)	(95,422)	(346,323)	(268,997)
Total net paid losses	(142,183)	(108,895)	(382,865)	(302,837)
Effect of exchange rate movement	(8,641)	(336)	(9,775)	(4,908)
Acquired on purchase of subsidiaries	—	—	—	192,981
Assumed business	—	—	—	10,268
Net balance as of September 30	1,297,019	1,071,496	1,297,019	1,071,496
Plus: reinsurance reserves recoverable	542,594	388,715	542,594	388,715
Balance as of September 30	$1,839,613	$1,460,211	$1,839,613	$1,460,211

Net incurred losses and LAE in the StarStone segment were as follows:

	Three Months Ended September 30,
	2019			2018
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$124,336	$17,847	$142,183	$95,422	$13,473	$108,895
Net change in case and LAE reserves	(9,672)	(5,200)	(14,872)	(19,919)	37,468	17,549
Net change in IBNR reserves	(112,123)	144,069	31,946	(63,294)	134,454	71,160
Increase in estimates of net ultimate losses	2,541	156,716	159,257	12,209	185,395	197,604
Increase (reduction) in provisions for unallocated LAE	(2,460)	2,449	(11)	(2,023)	3,605	1,582
Amortization of fair value adjustments	541	—	541	(287)	—	(287)
Net incurred losses and LAE	$622	$159,165	$159,787	$9,899	$189,000	$198,899

Three Months Ended September 30, 2019 and 2018
Net incurred losses and LAE for the three months ended September 30, 2019 and 2018 were $159.8 million and $198.9 million, respectively. Net unfavorable prior year loss development was $0.6 million for the three months ended September 30, 2019 compared to net unfavorable prior year loss development of $9.9 million for the three months ended September 30, 2018. Excluding prior year loss development, net incurred losses and LAE for the three months ended September 30, 2019 and 2018 were $159.2 million and $189.0 million, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30,
	2019			2018
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$346,323	$36,542	$382,865	$268,997	$33,840	$302,837
Net change in case and LAE reserves	(14,922)	49,119	34,197	(55,541)	94,456	38,915
Net change in IBNR reserves	(233,528)	357,243	123,715	(183,422)	258,453	75,031
Increase in estimates of net ultimate losses	97,873	442,904	540,777	30,034	386,749	416,783
Increase (reduction) in provisions for unallocated LAE	(4,735)	7,560	2,825	(5,313)	9,325	4,012
Amortization of fair value adjustments	310	—	310	(529)	—	(529)
Net incurred losses and LAE	$93,448	$450,464	$543,912	$24,192	$396,074	$420,266

Nine Months Ended September 30, 2019 and 2018
Net incurred losses and LAE for the nine months ended September 30, 2019 and 2018 were $543.9 million and $420.3 million, respectively. The increase in net incurred losses was primarily due to lower reinsurance recoveries due to lower ceded business principally due to the non-renewal of the KaylaRe quota share and subsequent consolidation and elimination upon acquisition and net unfavorable prior year loss development. Net unfavorable prior year loss development was $93.4 million for the nine months ended September 30, 2019 compared to net unfavorable prior year loss development of $24.2 million for the nine months ended September 30, 2018. Excluding prior year loss development, net incurred losses and LAE for the nine months ended September 30, 2019 and 2018 were $450.5 million and $396.1 million, respectively. Net unfavorable prior year loss development for the nine months ended September 30, 2019 was primarily related to unfavorable development on the U.S. casualty line of business, reflecting an increase in the frequency and severity of losses and social inflation and lines of business which we have either exited or which are subject to remediation as part of our underwriting repositioning.

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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
Investments:
Fixed maturity investments:
U.S. government and agency	$—	$506,826	$—	$—	$506,826
U.K. government	—	295,957	—	—	295,957
Other government	—	715,094	—	—	715,094
Corporate	—	5,187,604	2,281	—	5,189,885
Municipal	—	161,364	—	—	161,364
Residential mortgage-backed	—	408,507	—	—	408,507
Commercial mortgage-backed	—	887,335	2	—	887,337
Asset-backed	—	690,418	18,436	—	708,854
	$—	$8,853,105	$20,719	$—	$8,873,824

Other assets included within funds held - directly managed	12,994	—	—	—	12,994

Equities:
Publicly traded equity investments	$282,437	$30,274	$—	$—	$312,711
Exchange-traded funds	184,024	—	—	—	184,024
Privately held equity investments	—	—	231,691	—	231,691
	$466,461	$30,274	$231,691	$—	$728,426

Other investments:
Hedge funds	$—	$—	$—	$997,593	$997,593
Fixed income funds	—	473,671	—	80,396	554,067
Equity funds	—	101,909	—	271,905	373,814
Private equity funds	—	—	—	305,756	305,756
CLO equities	—	—	67,109	—	67,109
CLO equity funds	—	—	—	89,493	89,493
Other	—	1,870	314	6,836	9,020
	$—	$577,450	$67,423	$1,751,979	$2,396,852
Total Investments	$479,455	$9,460,829	$319,833	$1,751,979	$12,012,096

Cash and cash equivalents	$360,381	$147,828	$—	$—	$508,209

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$731,904	$—	$731,904

Other Assets:
Derivative Instruments	$—	$5,292	$—	$—	$5,292
	$—	$5,292	$—	$—	$5,292

Losses and LAE:	$—	$—	$2,658,644	$—	$2,658,644

Other Liabilities:
Derivative Instruments	$—	$2,007	$—	$—	$2,007
	$—	$2,007	$—	$—	$2,007

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
Investments:
Fixed maturity investments:
U.S. government and agency	$—	$510,245	$—	$—	$510,245
U.K government	—	300,631	—	—	300,631
Other government	—	793,810	—	—	793,810
Corporate	—	4,802,454	37,386	—	4,839,840
Municipal	—	130,265	—	—	130,265
Residential mortgage-backed	—	773,557	—	—	773,557
Commercial mortgage-backed	—	705,674	7,389	—	713,063
Asset-backed	—	627,360	9,121	—	636,481
	$—	$8,643,996	$53,896	$—	$8,697,892

Other assets included within funds held - directly managed	$—	$14,780	$—	$—	$14,780

Equities:
Publicly traded equity investments	$102,102	$36,313	$—	$—	$138,415
Privately held equity investments	—	—	228,710	—	228,710
	$102,102	$36,313	$228,710	$—	$367,125

Other investments:
Hedge funds	$—	$—	$—	$852,584	$852,584
Fixed income funds	—	290,864	—	112,994	403,858
Equity funds	—	100,440	—	233,241	333,681
Private equity funds	—	—	—	248,628	248,628
CLO equities	—	—	39,052	—	39,052
CLO equity funds	—	—	—	37,260	37,260
Private credit funds	—	—	—	33,381	33,381
Other	—	578	315	8,420	9,313
	$—	$391,882	$39,367	$1,526,508	$1,957,757
Total Investments	$102,102	$9,086,971	$321,973	$1,526,508	$11,037,554

Cash and cash equivalents	$243,839	$21,146	$—	$—	$264,985

Reinsurance recoverable:	$—	$—	$739,591	$—	$739,591

Other Assets:
Derivative Instruments	$—	$6,701	$—	$—	$6,701
	$—	$6,701	$—	$—	$6,701

Losses and LAE:	$—	$—	$2,874,055	$—	$2,874,055

Other Liabilities:
Derivative Instruments	$—	$983	$—	$—	$983
	$—	$983	$—	$—	$983

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
Equities
Our investments in equities consist of a combination of publicly and privately traded investments. Our publicly traded equity investments in common and preferred stocks predominantly trade on the major exchanges and are managed by our external advisors. Our publicly traded equities are widely diversified and there is no significant concentration in any specific industry. Our exchange-traded funds trade on major exchanges. We use an internationally recognized pricing service to estimate the fair value of our publicly traded equities and exchange-traded funds. We have categorized the majority of our publicly traded equity investments, other than preferred stock, and our exchange-traded funds as Level 1 investments because the fair values of these investments are based on unadjusted quoted prices in active markets for identical assets. One equity security is trading in an inactive market and, as a result has been classified as Level 2. The fair value estimates of our investments in publicly traded preferred stock are based on observable market data and, as a result, have been categorized as Level 2.
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

Investments
The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended September 30, 2019
	Fixed maturity investments				Privately-held Equities	Other Investments	Total
	Corporate	Residential mortgage-backed	Commercial mortgage-backed	Asset-backed
Beginning fair value	$5,006	$102	$1,370	$25,839	$229,394	$50,452	$312,163
Purchases	82	—	—	—	6,691	22,619	29,392
Sales	(116)	—	(176)	(429)	(2,016)	(361)	(3,098)
Total realized and unrealized gains (losses)	(103)	(1)	148	(746)	(2,378)	(5,287)	(8,367)
Transfer into Level 3 from Level 2	277	—	—	—	—	—	277
Transfer out of Level 3 into Level 2	(2,865)	(101)	(1,340)	(6,228)	—	—	(10,534)
Ending fair value	$2,281	$—	$2	$18,436	$231,691	$67,423	$319,833

	Three Months Ended September 30, 2018
	Fixed maturity investments				Privately-held Equities	Other Investments	Total
	Corporate	Residential mortgage-backed	Commercial mortgage-backed	Asset-backed
Beginning fair value	$27,823	$—	$15,326	$46,608	$2,016	$54,154	$145,927
Purchases	205	—	1,599	16,376	—	—	18,180
Sales	(3,731)	—	(3,271)	(28,182)	—	—	(35,184)
Total realized and unrealized gains (losses)	92	1	(726)	(346)	—	(5,473)	(6,452)
Transfer into Level 3 from Level 2	292	1,794	—	(1)	1,712	—	3,797
Transfer out of Level 3 into Level 2	(1,302)	—	(3,545)	(2,733)	—	—	(7,580)
Ending fair value	$23,379	$1,795	$9,383	$31,722	$3,728	$48,681	$118,688

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2019
	Fixed maturity investments				Privately-held Equities	Other Investments	Total
	Corporate	Residential mortgage-backed	Commercial mortgage-backed	Asset-backed
Beginning fair value	$37,386	$—	$7,389	$9,121	$228,710	$39,367	$321,973
Purchases	172	—	—	—	6,691	34,614	41,477
Sales	(3,157)	—	(784)	(759)	(2,016)	(361)	(7,077)
Total realized and unrealized gains (losses)	114	(1)	65	(7)	(1,694)	(6,197)	(7,720)
Transfer into Level 3 from Level 2	3,535	102	1,515	22,771	—	—	27,923
Transfer out of Level 3 into Level 2	(35,769)	(101)	(8,183)	(12,690)	—	—	(56,743)
Ending fair value	$2,281	$—	$2	$18,436	$231,691	$67,423	$319,833

	Nine Months Ended September 30, 2018
	Fixed maturity investments				Privately-held Equities	Other Investments	Total
	Corporate	Residential mortgage-backed	Commercial mortgage-backed	Asset-backed
Beginning fair value	$67,178	$3,080	$21,494	$27,892	$—	$57,079	$176,723
Purchases	12,008	—	3,402	45,967	2,000	752	64,129
Sales	(64,641)	(1,184)	(4,998)	(31,994)	—	(600)	(103,417)
Total realized and unrealized gains (losses)	29	(32)	(674)	(417)	16	(8,550)	(9,628)
Transfer into Level 3 from Level 2	15,551	1,794	4,897	2,078	1,712	—	26,032
Transfer out of Level 3 into Level 2	(6,746)	(1,863)	(14,738)	(11,804)	—	—	(35,151)
Ending fair value	$23,379	$1,795	$9,383	$31,722	$3,728	$48,681	$118,688

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
Insurance Contracts - Fair Value Option
The following tables present a reconciliation of the beginning and ending balances for all insurance contracts measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended
	September 30, 2019			September 30, 2018
	Liability for losses and LAE	Reinsurance balances recoverable	Net	Liability for losses and LAE	Reinsurance balances recoverable	Net
Beginning fair value	$2,772,501	$743,304	$2,029,197	$3,221,366	$837,373	$2,383,993
Incurred losses and LAE:
Reduction in estimates of ultimate losses	(7,386)	2,354	(9,740)	(13,898)	1,085	(14,983)
Reduction in unallocated LAE	(6,724)	—	(6,724)	(6,075)	—	(6,075)
Change in fair value	57,743	16,369	41,374	(10,573)	(1,466)	(9,107)
Total incurred losses and LAE	43,633	18,723	24,910	(30,546)	(381)	(30,165)
Paid losses	(100,654)	(21,816)	(78,838)	(149,132)	(41,819)	(107,313)
Effect of exchange rate movements	(56,836)	(8,307)	(48,529)	(21,967)	(2,620)	(19,347)
Ending fair value	$2,658,644	$731,904	$1,926,740	$3,019,721	$792,553	$2,227,168

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in fair value in the table above are included in net incurred losses and LAE in our consolidated statements of earnings. The following table presents the components of the net change in fair value:

	Three Months Ended
	September 30, 2019	September 30, 2018
Changes in fair value due to changes in:
Duration	$3,850	$19,006
Corporate bond yield	37,524	(28,113)
Change in fair value	$41,374	$(9,107)

	Nine Months Ended
	September 30, 2019			September 30, 2018
	Liability for losses and LAE	Reinsurance balances recoverable on paid and unpaid losses	Net	Liability for losses and LAE	Reinsurance balances recoverable on paid and unpaid losses	Net
Beginning fair value	$2,874,055	$739,591	$2,134,464	$1,794,669	$542,224	$1,252,445
Assumed business	—	—	—	1,890,061	372,780	1,517,281
Incurred losses and LAE:
Reduction in estimates of ultimate losses	(20,342)	4,059	(24,401)	(57,678)	3,469	(61,147)
Reduction in unallocated LAE	(15,076)	—	(15,076)	(17,491)	—	(17,491)
Change in fair value	189,422	54,045	135,377	(50,182)	(18,067)	(32,115)
Total incurred losses and LAE	154,004	58,104	95,900	(125,351)	(14,598)	(110,753)
Paid losses	(308,267)	(58,139)	(250,128)	(453,180)	(95,354)	(357,826)
Effect of exchange rate movements	(61,148)	(7,652)	(53,496)	(86,478)	(12,499)	(73,979)
Ending fair value	$2,658,644	$731,904	$1,926,740	$3,019,721	$792,553	$2,227,168

Changes in fair value in the table above are included in net incurred losses and LAE in our consolidated statements of earnings. The following table presents the components of the net change in fair value:

	Nine Months Ended
	September 30, 2019	September 30, 2018
Changes in fair value due to changes in:
Duration	$18,736	$40,825
Corporate bond yield	116,641	(76,623)
Risk cost of capital	—	3,683
Change in fair value	$135,377	$(32,115)

Below is a summary of the quantitative information regarding the significant observable and unobservable inputs used in the internal model to determine fair value on a recurring basis:

		September 30, 2019	December 31, 2018
Valuation Technique	Unobservable (U) and Observable (O) Inputs	Weighted Average
Internal model	Corporate bond yield (O)	A rated	A rated
Internal model	Credit spread for non-performance risk (U)	0.2%	0.2%
Internal model	Risk cost of capital (U)	5.1%	5.0%
Internal model	Weighted average cost of capital (U)	8.5%	8.5%
Internal model	Duration - liability (U)	7.52 years	7.33 years
Internal model	Duration - reinsurance balances recoverable (U)	7.86 years	7.98 years

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
Disclosure of Fair Values for Financial Instruments Carried at Cost
As of September 30, 2019, our 4.50% Senior Notes due 2022 (the "2022 Senior Notes") and our 4.95% Senior Notes due 2029 (the "2029 Senior Notes" and, together with the 2022 Senior Notes, the "Senior Notes") were carried at amortized cost of $348.5 million and $493.3 million, respectively, while the fair value based on observable market pricing from a third party pricing service was $362.6 million and $530.7 million, respectively. The Senior Notes are classified as Level 2.
Disclosure of fair value of amounts relating to insurance contracts is not required, except those for which we elected the fair value option, as described above. Our remaining assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature approximates fair value as of September 30, 2019 and December 31, 2018.

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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. PREMIUMS WRITTEN AND EARNED
The following table provides a summary of premiums written and earned in our Non-life Run-off, Atrium and StarStone segments and Other activities:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Non-life Run-off
Gross	$301	$27,190	$9,912	$17,746	$(24,785)	$166,707	$16,354	$54,044
Ceded	(4,109)	(10,353)	(5,134)	(7,304)	(1,610)	(24,726)	(13,137)	(26,815)
Net	$(3,808)	$16,837	$4,778	$10,442	$(26,395)	$141,981	$3,217	$27,229
Atrium
Gross	$48,746	$48,340	$39,995	$42,505	$146,519	$133,610	$130,997	$121,974
Ceded	(4,961)	(5,427)	(2,854)	(5,528)	(19,273)	(13,745)	(17,779)	(15,252)
Net	$43,785	$42,913	$37,141	$36,977	$127,246	$119,865	$113,218	$106,722
StarStone
Gross	$221,157	$268,633	$282,525	$281,467	$706,634	$769,774	$888,867	$761,694
Ceded	(48,166)	(62,361)	(62,799)	(65,112)	(143,111)	(166,317)	(269,339)	(234,892)
Net	$172,991	$206,272	$219,726	$216,355	$563,523	$603,457	$619,528	$526,802
Other
Gross	$(2,498)	$4,338	$846	$848	$(1,174)	$17,024	$2,858	$2,878
Ceded	(5)	(35)	(24)	(25)	(23)	(152)	13	(3)
Net	$(2,503)	$4,303	$822	$823	$(1,197)	$16,872	$2,871	$2,875
Total
Gross	$267,706	$348,501	$333,278	$342,566	$827,194	$1,087,115	$1,039,076	$940,590
Ceded	(57,241)	(78,176)	(70,811)	(77,969)	(164,017)	(204,940)	(300,242)	(276,962)
Total	$210,465	$270,325	$262,467	$264,597	$663,177	$882,175	$738,834	$663,628

Gross premiums written for the three months ended September 30, 2019 and 2018 were $267.7 million and $333.3 million, respectively, a decrease of $65.6 million. Gross premiums written for the nine months ended September 30, 2019 and 2018 were $827.2 million and $1,039.1 million, respectively, a decrease of $211.9 million. The decrease was primarily due to a decrease in gross written premiums in our StarStone segment due to our strategy to exit certain lines of business, and reductions in gross written premiums in our Non-life Run-off segment for which associated unearned premium was also released.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. GOODWILL AND INTANGIBLE ASSETS
The following table presents a reconciliation of the beginning and ending goodwill and intangible assets during the nine months ended September 30, 2019:

		Intangible assets
	Goodwill	Intangible assets with a definite life	Intangible assets with an indefinite life	Total	Total
Balance as of January 1, 2019	$114,807	$16,887	$87,031	$103,918	$218,725
Amortization	—	(1,676)	—	(1,676)	(1,676)
Balance as of September 30, 2019	$114,807	$15,211	$87,031	$102,242	$217,049
Refer to Note 14 - "Goodwill and Intangible Assets" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 for more information on goodwill and intangible assets.
The following table provides a summary of the amortization recorded on the intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Intangible asset amortization	$546	$570	$1,676	$3,030

The gross carrying value, accumulated amortization and net carrying value of intangible assets by type was as follows:

	September 30, 2019			December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with a definite life:
Distribution channel	$20,000	$(7,777)	$12,223	$20,000	$(6,776)	$13,224
Technology	15,000	(14,928)	72	15,000	(14,778)	222
Brand	7,000	(4,084)	2,916	7,000	(3,559)	3,441
Total	$42,000	$(26,789)	$15,211	$42,000	$(25,113)	$16,887
Intangible assets with an indefinite life:
Lloyd’s syndicate capacity	$37,031	$—	$37,031	$37,031	$—	$37,031
Licenses	19,900	—	19,900	19,900	—	19,900
Management contract	30,100	—	30,100	30,100	—	30,100
Total	$87,031	$—	$87,031	$87,031	$—	$87,031

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. DEBT OBLIGATIONS AND CREDIT FACILITIES
We primarily utilize debt facilities for acquisitions and significant new business and, from time to time, for general corporate purposes. Our debt obligations were as follows:

Facility	Origination Date	Term	September 30, 2019	December 31, 2018
4.50% Senior Notes due 2022	March 10, 2017	5 years	$348,527	$348,054
4.95% Senior Notes due 2029	May 28, 2019	10 years	493,285	—
Total senior notes			841,812	348,054
EGL Revolving Credit Facility	August 16, 2018	5 years	20,000	15,000
2018 EGL Term Loan Facility	December 27, 2018	3 years	348,863	498,485
Total debt obligations			$1,210,675	$861,539

The table below provides a summary of the total interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense on debt obligations	$14,934	$4,556	$38,696	$20,822
Funds withheld balances and other	16	84	326	751
Total interest expense	$14,950	$4,640	$39,022	$21,573
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
We incurred costs of $2.9 million in issuing the 2022 Senior Notes. These costs included underwriters’ fees, legal and accounting fees, and other fees, and are capitalized and presented as a direct deduction from the principal amount of debt obligations in the consolidated balance sheets. These costs are amortized over the term of the 2022 Senior Notes and are included in interest expense in our consolidated statements of earnings. The unamortized costs as of September 30, 2019 and December 31, 2018 were $1.5 million and $1.9 million, respectively.
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
We incurred costs of $6.8 million in issuing the 2029 Senior Notes. These costs included underwriters’ fees, legal and accounting fees, and other fees, and are capitalized and presented as a direct deduction from the principal amount of debt obligations in the consolidated balance sheets. These costs are amortized over the term of the 2029 Senior Notes and are included in interest expense in our consolidated statements of earnings. The unamortized costs as of September 30, 2019 were $6.7 million.
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
As of September 30, 2019, we were permitted to borrow up to an aggregate of $600.0 million under the facility. As of September 30, 2019, there was $580.0 million of available unutilized capacity under the facility. Subsequent to September 30, 2019, we fully repaid all the outstanding amounts under the facility, bringing the unutilized capacity under this facility to $600.0 million.
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
We incurred costs of $1.5 million associated with closing the 2018 EGL Term Loan Facility. These costs included bank, legal and accounting fees, and other fees, and are capitalized and presented as a direct deduction from the principal amount of debt obligations in the consolidated balance sheets. These costs are amortized over the term of the facility and are included in interest expense in our consolidated statements of earnings. The unamortized costs as of September 30, 2019 and December 31, 2018 were $1.1 million and $1.5 million, respectively.
We repaid $50.0 million outstanding under the 2018 EGL Term Loan Facility using some of the proceeds from the issuance of our 2029 Senior Notes in May 2019, and we repaid an additional $100.0 million in September 2019 using available funds on hand.
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
Funds at Lloyd's
On February 8, 2018, we amended and restated our unsecured letter of credit agreement for Funds at Lloyd's ("FAL Facility") to issue up to $325.0 million of letters of credit, with provision to increase the facility up to $400.0 million, subject to lenders' approval. On February 12, 2019, we increased the facility up to $375.0 million and maintained the provision to increase the facility to $400.0 million. On November 6, 2019, we amended and restated the FAL Facility to extend its term by one year while maintaining the size of the facility at $375.0 million with a provision to increase it to $400.0 million. The FAL Facility is available to satisfy our Funds at Lloyd's requirements and expires in 2023. As of September 30, 2019, our combined Funds at Lloyd's were comprised of cash and investments of $758.8 million and unsecured letters of credit of $368.0 million.
$170 million Letter of Credit Facility
On December 26, 2018, we entered into an unsecured letter of credit facility to issue up to $170.0 million of letters of credit, which we use from time to time to support various reinsurance obligations of our subsidiaries. Pursuant to the facility agreement, we have the option to increase commitments under the facility in an aggregate amount up to $60.0 million. As of September 30, 2019 and December 31, 2018, we had issued an aggregate amount of letters of credit under this facility of $127.4 million and $78.4 million, respectively.
$600 million Letter of Credit Facility
On August 5, 2019, we entered into an unsecured $600.0 million letter of credit facility agreement, pursuant to which we may increase the commitments in an aggregate amount up to $75.0 million. The facility has been initially utilized to post letters of credit in the amount of $445.0 million to collateralize Enstar's reinsurance obligations relating to the Maiden Re adverse development cover transaction, described in Note 4 - "Significant New Business".  As of September 30, 2019, we had issued an aggregate amount of letters of credit under this facility of $445.0 million.

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
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest ("RNCI") as of September 30, 2019 and December 31, 2018 comprises the ownership interests held by the Trident V Funds ("Trident") (39.3%) and Dowling Capital Partners, L.P. ("Dowling") (1.7%) in our subsidiary North Bay Holdings Limited ("North Bay"). North Bay owns our investments in StarStone and Atrium.
The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI:

	Nine Months Ended	For The Year Ended
	September 30, 2019	December 31, 2018
Balance at beginning of period	$458,543	$479,606
Capital contributions	—	55,377
Dividends paid	(11,556)	(3,852)
Net losses attributable to RNCI	(5,651)	(64,794)
Accumulated other comprehensive earnings (losses) attributable to RNCI	58	(240)
Change in redemption value of RNCI	(6,607)	(7,554)
Balance at end of period	$434,787	$458,543

We carried the RNCI at its estimated redemption value, which is fair value, as of September 30, 2019. The decrease was primarily attributable to a decrease in the net assets due to dividends paid and net losses related to StarStone during the nine months ended September 30, 2019.
Refer to Note 19 - "Related Party Transactions" and Note 20 - "Commitments and Contingencies" for additional information regarding RNCI.
Noncontrolling Interest
As of September 30, 2019 and December 31, 2018, we had $12.7 million and $12.1 million, respectively, of noncontrolling interest ("NCI") related to external interests in two of our non-life run-off subsidiaries. A reconciliation of the beginning and ending carrying amount of the equity attributable to NCI is included in the unaudited condensed consolidated statement of changes in shareholders equity.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. SHARE CAPITAL
Refer to Note 17 - "Share Capital" to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information on our share capital.
Dividends Declared and Paid
The following table details the dividends that have been declared and paid on our Series D and E Preferred Shares for the period from January 1, 2019 to November 6, 2019:

				Dividend per:
Preferred Share Series	Date Declared	Record Date	Date Paid or Payable	Preferred Share	Depositary Share	Total dividends paid and declared in the nine months ended September 30, 2019
				(in U.S. dollars)		(in thousands of U.S. dollars)
Series D	February 21, 2019	February 15, 2019	March 1, 2019	$437.50	$0.43750	$7,000
Series E	February 21, 2019	February 15, 2019	March 1, 2019	$486.11	$0.48611	2,139
Series D	May 3, 2019	May 15, 2019	June 1, 2019	$437.50	$0.43750	7,000
Series E	May 3, 2019	May 15, 2019	June 1, 2019	$437.50	$0.43750	1,925
Series D	August 5, 2019	August 15, 2019	September 3, 2019	$437.50	$0.43750	7,000
Series E	August 5, 2019	August 15, 2019	September 3, 2019	$437.50	$0.43750	1,925
Series D	November 5, 2019	November 15, 2019	December 2, 2019	$437.50	$0.43750	—
Series E	November 5, 2019	November 15, 2019	December 2, 2019	$437.50	$0.43750	—
						$26,989

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net earnings per ordinary share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net earnings (loss) attributable to Enstar Group Limited ordinary shareholders	$117,743	$(15,965)	$708,336	$(48,931)
Denominator:
Weighted average ordinary shares outstanding — basic	21,488,216	21,440,914	21,476,586	20,444,634
Effect of dilutive securities:
Share-based compensation plans	169,162	143,833	204,288	129,313
Warrants	63,119	80,609	60,625	79,597
Weighted average ordinary shares outstanding — diluted	21,720,497	21,665,356	21,741,499	20,653,544

Earnings (losses) per ordinary share attributable to Enstar Group Limited:
Basic	$5.48	$(0.74)	$32.98	$(2.39)
Diluted(1)	$5.42	$(0.74)	$32.58	$(2.39)

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
The table below provides the expenses related to the share-based compensation plans and other share-based compensation plans and pension plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Share-based compensation plans:
Restricted shares and restricted share units	$1,778	$1,800	$4,910	$6,149
Performance share units	5,678	2,416	18,133	7,338
Cash-settled stock appreciation rights	102	(350)	(109)	898
Other share-based compensation plans:
Northshore incentive plan	1,029	943	3,061	2,390
Deferred compensation and ordinary share plan for non-employee directors	116	119	992	1,048
Employee share purchase plan	102	115	309	325
Total share-based compensation	$8,805	$5,043	$27,296	$18,148
During the three months ended September 30, 2019, we revised the performance multiplier on all 2017 Performance Share Units from Threshold to above Target due to the financial performance of the Company. The performance multipliers on the 2018 and 2019 Performance Share Units were held at Target.
The table below provides the expenses related to our pension plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Pension plans:
Defined contribution plans	$2,851	$2,818	$8,646	$8,640
Defined benefit plan	160	151	510	453
Total pension costs	$3,011	$2,969	$9,156	$9,093

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
Interim Tax Expense
The effective tax rates on income for the three months ended September 30, 2019 and 2018 were 10.3% and (3.5)%, respectively. The effective tax rates on income for the nine months ended September 30, 2019 and 2018 were 3.5% and (7.8)%, respectively. The effective tax rate on income differs from the statutory rate of 0% due to tax on foreign operations, primarily the United States and the United Kingdom. We have foreign operating subsidiaries and branch operations principally located in the United States, United Kingdom, Continental Europe and Australia that are subject to federal, foreign, state and local taxes in those jurisdictions. Deferred income tax liabilities have not been accrued with respect to the undistributed earnings of our foreign subsidiaries. If the earnings were to be distributed, as dividends or other distributions, withholding taxes may be imposed by the jurisdiction of the paying subsidiary. For our U.S. subsidiaries, we have not currently accrued any withholding taxes with respect to un-remitted earnings as management has no current intention of remitting these earnings. For our United Kingdom subsidiaries, there are no withholding taxes imposed. For our other foreign subsidiaries, it would not be practicable to compute such amounts due to a variety of factors, including the amount, timing, and manner of any repatriation. Because we operate in many jurisdictions, our net earnings are subject to risk due to changing tax laws and tax rates around the world. The current, rapidly changing economic environment may increase the likelihood of substantial changes to tax laws in the jurisdictions in which we operate.
Assessment of Valuation Allowance on Deferred Tax Asset
We have estimated the future taxable income of our foreign subsidiaries and have provided a valuation allowance in respect of loss carryforwards where we do not expect to realize a benefit. We have considered all available evidence using a "more than likely than not" standard in determining the amount of the valuation allowance. During the three and nine months ended September 30, 2019, we had no change in our assessment of our valuation allowance on deferred tax assets.
Accounting for Uncertainty in Income Taxes
There were no unrecognized tax benefits relating to uncertain tax positions as of September 30, 2019 and December 31, 2018.
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
The RNCI on our balance sheet relating to these Trident co-investment transactions was as follows:

	September 30, 2019	December 31, 2018
Redeemable Noncontrolling Interest	416,662	439,428

As of September 30, 2019, we had the following relationships with Stone Point and its affiliates:

•	Investments in funds (carried within other investments) managed by Stone Point, with respect to which we recognized net unrealized gains (losses);

•
Investments in registered investment companies affiliated with entities owned by Trident or otherwise affiliated with Stone Point, with respect to which we recognized net unrealized gains (losses) and interest income;

•
Separate accounts managed by Eagle Point Credit Management, PRIMA Capital Advisors and SKY Harbor Capital Management, which are affiliates of entities owned by Trident, with respect to which we incurred management fees;

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
The following table presents the amounts included in our consolidated balance sheet related to our related party transactions with Stone Point and its affiliated entities:

	September 30, 2019	December 31, 2018
Short-term investments, available-for-sale, at fair value	$3,219	$—
Fixed maturities, trading, at fair value	313,943	176,193
Fixed maturities, available-for-sale, at fair value	113,507	—
Equities, at fair value	124,723	57,319
Other investments, at fair value:
Hedge funds	19,621	19,535
Fixed income funds	456,156	324,561
Private equity funds	60,215	52,925
CLO equities	45,549	15,372
CLO equity funds	89,493	37,260
Private Debt	—	10,387
Real estate fund	—	8,025
Cash and cash equivalents	27,819	11,739
Other assets	553	5,216
Other liabilities	5,235	4,240
The following table presents the amounts included in net earnings related to our related party transactions with Stone Point and its affiliated entities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net investment income	$2,257	$1,601	$5,009	$5,429
Net realized and unrealized (losses) gains	(3,442)	8,783	26,305	16,787
Total net (losses) earnings	$(1,185)	$10,384	$31,314	$22,216
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 14, 2018, the Company acquired all of the outstanding shares and warrants of KaylaRe, following the receipt of all required regulatory approvals. In consideration for the acquired shares and warrants of KaylaRe, the Company issued an aggregate of 2,007,017 ordinary shares, comprising 1,501,778 voting ordinary shares and 505,239 Series E non-voting ordinary shares to the shareholders of KaylaRe as follows: (i) 1,204,353 voting ordinary shares and 505,239 Series E Shares to a fund managed by Hillhouse Capital Management, Ltd. ("Hillhouse Capital"); (ii) 285,986 voting ordinary shares to Trident; and (iii) 11,439 voting ordinary shares to the minority shareholder. In addition, the Shareholders Agreement between Enstar and the other KaylaRe shareholders was effectively terminated. Effective May 14, 2018, we consolidated KaylaRe into our consolidated financial statements, and any balances between KaylaRe and Enstar are now eliminated upon consolidation. Refer to Note 3 - "Acquisitions" in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information. Effective September 30, 2019, KaylaRe and KaylaRe Ltd. merged with Cavello Bay Reinsurance Limited, a wholly owned subsidiary of the Company, with Cavello Bay Reinsurance Limited as the surviving company.
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
In addition, Fitzwilliam Insurance Limited ("Fitzwilliam"), one of our non-life run-off subsidiaries, ceded $177.2 million of loss reserves to KaylaRe Ltd. in 2016. Under the terms of this reinsurance agreement, Fitzwilliam is entitled to receive a profit commission calculated with reference to reserve savings made during the currency of this agreement. Our Non-life Run-off subsidiaries did not cede any additional business to KaylaRe Ltd. during three and nine months ended September 30, 2019 and 2018.
Our consolidated statement of earnings included the following amounts related to transactions between us and KaylaRe and KaylaRe Ltd. that occurred prior to our full acquisition:

Nine Months Ended
September 30, 2018
Management fee income	$1,453

Transactions under KaylaRe-StarStone QS:
Ceded premium earned	(52,651)
Net incurred losses	31,654
Acquisition costs	18,774

Total net loss	$(770)

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
As of September 30, 2019 and December 31, 2018 our equity method investee, Enhanzed Re, had investments in a fund managed by Hillhouse Capital, as described below.
As of September 30, 2019, our carrying value of the InRe Fund, L.P. ("InRe Fund"), which is managed by Hillhouse Capital, was $807.2 million and the fund was invested in approximately 20% in fixed income securities, 6% in North American equities, 71% in international equities and 3% in financing, derivatives and other items.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our consolidated balance sheet included the following balances related to transactions between us and Hillhouse Capital and its affiliated entities:

	September 30, 2019	December 31, 2018
Investments in funds managed by Hillhouse Capital, held by equity method investees	$287,132	$75,192
Our ownership of equity method investments	47.4%	47.4%
Our indirect investment in funds managed by Hillhouse Capital	$136,101	$35,641

Direct investment in funds managed by Hillhouse Capital:
InRe Fund	$807,177	$678,420
Other funds	208,004	166,646
	$1,015,181	$845,066

The increase in the direct investment in funds managed by Hillhouse was primarily due to unrealized gains for the nine months ended September 30, 2019. We incurred fees of approximately $45.6 million, included within the funds' reported NAV, for the nine months ended September 30, 2019 in relation to the direct investment in funds managed by Hillhouse Capital and its affiliated entities as described above.
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
Our investment in the common and preferred shares of Monument, carried in equity method investments on our consolidated balance sheet was as follows:

	September 30, 2019	December 31, 2018
Investment in Monument	$54,720	$42,193

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
Our investment in the common shares of Clear Spring, carried in equity method investments on our consolidated balance sheet, was as follows:

	September 30, 2019	December 31, 2018
Investment in Clear Spring	$10,685	$10,070

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
Our consolidated balance sheet included the following balances related to transactions between us and Clear Spring:

	September 30, 2019	December 31, 2018
Balances under StarStone ceding quota share:
Reinsurance balances recoverable	$26,959	$23,718
Prepaid insurance premiums	1,439	13,821
Ceded payable	5,409	14,153
Ceded acquisition costs	365	3,233

Balances under assuming quota share:
Losses and LAE	6,370	5,778
Unearned reinsurance premiums	360	3,455
Funds held	8,973	10,242
Our consolidated statement of earnings included the following amounts related to transactions between us and Clear Spring:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Transactions under StarStone ceding quota share:
Ceded premium earned	$(3,548)	$(6,926)	$(13,304)	$(21,564)
Ceded incurred losses and LAE	1,063	3,823	8,051	12,429
Ceded acquisition costs	243	981	305	4,892

Transactions under assuming quota share:
Premium earned	887	3,482	3,326	5,391
Net incurred losses and LAE	(576)	(2,346)	(2,013)	(3,107)
Acquisition costs	(88)	(721)	(79)	(1,275)

Total net loss	$(2,019)	$(1,707)	$(3,714)	$(3,234)

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
In connection with the Maiden Re Bermuda adverse development cover transaction described above in Note 3 - "Significant New Business", we have also entered into a Master Collateral Agreement with Maiden Re Bermuda, AmTrust and certain subsidiaries of AmTrust, pursuant to which our reinsurance performance obligations in that transaction are collateralized.
Our indirect investment in the shares of AmTrust, carried in equities on our consolidated balance sheet was as follows:

	September 30, 2019	December 31, 2018
Investment in AmTrust	$203,007	$200,000
We recorded the following amounts, related to dividend income, included in net earnings related to our investment in AmTrust:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019

Net investment income	$1,900	5,550

Citco
In June 2018, our subsidiary made a $50.0 million indirect investment in the shares of Citco III Limited ("Citco"), a fund administrator with global operations. Pursuant to an investment agreement and in consideration for participation therein, a related party of Hillhouse Capital provided investment support to our subsidiary. In a private transaction that preceded our co-investment opportunity, certain Citco shareholders, including Trident, agreed to sell all or a portion of their interests in Citco. As of September 30, 2019, Trident owned an approximate 3.4% interest in Citco. Mr. Carey currently serves as an observer to the board of directors of Citco in connection with Trident's investment therein.
Our indirect investment in the shares of Citco, carried in equity method investments on our consolidated balance sheet, was as follows:

	September 30, 2019	December 31, 2018
Investment in Citco	$51,374	$50,812

Enhanzed Re
Enhanzed Reinsurance Ltd. ("Enhanzed Re") is a joint venture between Enstar, Allianz SE ("Allianz") and Hillhouse Capital that was capitalized in December 2018. Enhanzed Re is a Bermuda-based Class 4 and Class E reinsurer and will reinsure life, non-life run-off, and property and casualty insurance business, initially sourced from

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allianz SE and Enstar. Enstar, Allianz and Hillhouse Capital affiliates have made equity investment commitments in aggregate of $470.0 million to Enhanzed Re. Enstar, Allianz and an affiliate of Hillhouse Capital own 47.4%, 24.9% and 27.7%, respectively, of Enhanzed Re's total equity. As of September 30, 2019, Enstar has contributed $123.2 million of its total capital commitment to Enhanzed Re and had an uncalled amount of $100.0 million. We have accounted for our equity interest in Enhanzed Re as an equity method investment as we have significant influence over its operating and financial policies.
Enstar acts as the (re)insurance manager for Enhanzed Re, while Hillhouse Capital acts as the primary investment manager, and an affiliate of Allianz SE provides investment management services to Enhanzed Re. Enhanzed Re writes business from affiliates of its operating sponsors, Allianz SE and Enstar. It also underwrites other business to maximize diversification by risk and geography.
Our investment in the common shares of Enhanzed Re, carried in equity method investments on our consolidated balance sheet was as follows:

	September 30, 2019	December 31, 2018
Investment in Enhanzed Re	$145,163	$94,800

We received fee income of $0.2 million and $0.4 million from Enhanzed Re, recorded within other income on our consolidated statement of earnings, for the three and nine months ended September 30, 2019, respectively.

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
We are also subject to credit risk in relation to funds held by reinsured companies. Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds balance is credited with investment income and losses payable are deducted. We are subject to credit risk if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due. We routinely monitor the creditworthiness of reinsured companies with whom we have funds held arrangements. We have a significant concentration of $1,049.8 million to one reinsured company which has financial strength credit ratings of A+ from A.M. Best and AA from Standard & Poor's.
We limit the amount of credit exposure to any one counterparty, and none of our counterparty credit exposures, excluding U.S. government instruments and the funds held counterparty noted above, exceeded 10% of shareholders’ equity as of September 30, 2019. Our credit exposure to the U.S. government was $799.3 million as of September 30, 2019.
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
Unfunded Investment Commitments
As of September 30, 2019, we had unfunded commitments of $368.6 million and $124.3 million to private equity funds and equity method investments, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees
As of September 30, 2019 and December 31, 2018, parental guarantees and capital instruments supporting subsidiaries' insurance obligations were $675.7 million and $614.5 million, respectively. We also have a FAL facility, which on February 12, 2019, we increased to issue up to $375.0 million of letters of credit, and maintained the provision to increase the facility up to $400.0 million. The FAL Facility is available to satisfy our Funds at Lloyd’s requirements and expires in 2022. As of September 30, 2019 there were $368.0 million letters of credit issued under this facility which have a parental guarantee.
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

	September 30, 2019	December 31, 2018
Other liabilities:
Direct asbestos liabilities	$245,787	$265,975
Direct environmental liabilities	1,586	2,152
Estimated future expenses	16,739	19,843
Fair value adjustments	(83,750)	(84,650)
	180,362	203,320
Other assets:
Insurance recoveries related to direct asbestos and environmental liabilities	168,507	183,676
Fair value adjustments	(47,270)	(47,868)
	121,237	135,808

Net liabilities relating to direct asbestos and environmental exposures	$59,125	$67,512

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
The table below provides a summary of the components of our lease cost including the gross sublease income received under sublease arrangements related to certain office spaces that we have leased to conduct our business operations:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating lease cost	$4,010	$10,696
Sublease income	(183)	(451)
Total lease cost	$3,827	$10,245

The table below provides a summary of the cash flow information and non-cash activity related to our operating leases:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$2,945	$9,138
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$1,353	$53,581

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides a summary of the leases recorded on our consolidated balance sheets:

	Balance sheet classification	September 30, 2019
Right-of-use assets	Other assets	$45,174
Current lease liabilities	Other liabilities	9,907
Non-current lease liabilities	Other liabilities	36,776

Weighted-average remaining lease term and discount rate used for our operating leases are as follows:

September 30, 2019
Weighted-average remaining lease term	6.4 years
Weighted-average discount rate	6.2%

The table below provides a summary of the maturity of the operating lease liabilities:

September 30, 2019
2019	$2,503
2020	13,030
2021	9,729
2022	7,856
2023	6,943
2024 and beyond	17,625
Total lease payments	57,686
Less: Imputed interest	(11,003)
Present value of lease liabilities	$46,683

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
The following tables set forth selected and unaudited condensed consolidated statement of earnings results by segment:

	Three Months Ended September 30, 2019
	Non-Life Run-Off	Atrium	StarStone	Other	Total
Gross premiums written	$301	$48,746	$221,157	$(2,498)	$267,706

Net premiums written	$(3,808)	$43,785	$172,991	$(2,503)	$210,465

Net premiums earned	$16,837	$42,913	$206,272	$4,303	$270,325
Net incurred losses and LAE	(30,583)	(28,400)	(159,787)	(3,647)	(222,417)
Acquisition costs	4,634	(14,466)	(40,273)	(177)	(50,282)
Operating expenses	(51,395)	(3,742)	(31,084)	—	(86,221)
Underwriting income (loss)	(60,507)	(3,695)	(24,872)	479	(88,595)
Net investment income (loss)	73,752	1,736	12,131	(2,147)	85,472
Net realized and unrealized gains	138,174	582	9,159	270	148,185
Fees and commission income	4,196	2,391	—	—	6,587
Other income (expense)	(285)	35	76	1,000	826
Corporate expenses	(11,983)	(2,896)	—	(12,824)	(27,703)
Interest income (expense)	(17,964)	—	—	3,014	(14,950)
Net foreign exchange gains (losses)	13,056	(924)	1,475	24	13,631
EARNINGS (LOSS) BEFORE INCOME TAXES	138,439	(2,771)	(2,031)	(10,184)	123,453
Income tax expense	(13,382)	(222)	(993)	—	(14,597)
Earnings from equity method investments	17,703	—	—	—	17,703
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	142,760	(2,993)	(3,024)	(10,184)	126,559
Net loss (earnings) attributable to noncontrolling interest	(1,439)	1,228	320	—	109
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	141,321	(1,765)	(2,704)	(10,184)	126,668
Dividends on preferred shares	—	—	—	(8,925)	(8,925)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$141,321	$(1,765)	$(2,704)	$(19,109)	$117,743

Underwriting ratios:
Loss ratio		66.2%	77.5%
Acquisition expense ratio		33.7%	19.5%
Operating expense ratio		8.7%	15.1%
Combined ratio		108.6%	112.1%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2018
	Non-Life Run-Off	Atrium	StarStone	Other	Total
Gross premiums written	$9,912	$39,995	$282,525	$846	$333,278

Net premiums written	$4,778	$37,141	$219,726	$822	$262,467

Net premiums earned	$10,442	$36,977	$216,355	$823	$264,597
Net incurred losses and LAE	62,778	(17,853)	(198,899)	—	(153,974)
Life and Annuity Policy Benefits	—	—	—	(423)	(423)
Acquisition costs	160	(13,215)	(41,079)	(108)	(54,242)
Operating expenses	(37,473)	(3,952)	(38,000)	—	(79,425)
Underwriting income (loss)	35,907	1,957	(61,623)	292	(23,467)
Net investment income (loss)	59,247	1,597	9,504	(918)	69,430
Net realized and unrealized gains (losses)	(58,506)	194	989	100	(57,223)
Fees and commission income	3,708	3,242	—	—	6,950
Other income (expense)	8,106	7	117	(4)	8,226
Corporate expenses	(11,433)	(2,770)	—	(8,925)	(23,128)
Interest income (expense)	(5,951)	—	—	1,311	(4,640)
Net foreign exchange gains (losses)	17	(262)	(585)	(210)	(1,040)
EARNINGS (LOSS) BEFORE INCOME TAXES	31,095	3,965	(51,598)	(8,354)	(24,892)
Income tax benefit (expense)	(125)	(737)	118	(2)	(746)
Earnings from equity method investments	3,317	—	—	—	3,317
NET EARNINGS (LOSS)	34,287	3,228	(51,480)	(8,356)	(22,321)
Net loss (earnings) attributable to noncontrolling interest	(1,659)	(1,266)	14,414	—	11,489
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	32,628	1,962	(37,066)	(8,356)	(10,832)
Dividend on preferred shares	—	—	—	(5,133)	(5,133)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$32,628	$1,962	$(37,066)	$(13,489)	$(15,965)

Underwriting ratios:
Loss ratio		48.3%	91.9%
Acquisition expense ratio		35.7%	19.0%
Operating expense ratio		10.7%	17.6%
Combined ratio		94.7%	128.5%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2019
	Non-Life Run-Off	Atrium	StarStone	Other	Total
Gross premiums written	$(24,785)	$146,519	$706,634	$(1,174)	$827,194

Net premiums written	$(26,395)	$127,246	$563,523	$(1,197)	$663,177

Net premiums earned	$141,981	$119,865	$603,457	$16,872	$882,175
Net incurred losses and LAE	(135,517)	(58,662)	(543,912)	(13,068)	(751,159)
Life and Annuity Policy Benefits	—	—	—	(2,290)	(2,290)
Acquisition costs	(40,033)	(41,023)	(129,315)	(554)	(210,925)
Operating expenses	(139,595)	(9,968)	(100,430)	—	(249,993)
Underwriting income (loss)	(173,164)	10,212	(170,200)	960	(332,192)
Net investment income (loss)	206,337	5,500	36,341	(6,278)	241,900
Net realized and unrealized gains	815,902	5,464	51,472	5,849	878,687
Fees and commission income	13,673	5,773	—	—	19,446
Other income	15,136	106	455	1,971	17,668
Corporate expenses	(47,287)	(10,186)	—	(36,051)	(93,524)
Interest income (expense)	(45,699)	—	(475)	7,152	(39,022)
Net foreign exchange gains (losses)	20,426	(1)	(355)	(2)	20,068
EARNINGS (LOSS) BEFORE INCOME TAXES	805,324	16,868	(82,762)	(26,399)	713,031
Income tax expense	(23,501)	(1,930)	(1,348)	(85)	(26,864)
Earnings (loss) from equity method investments	44,406	—	(218)	—	44,188
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	826,229	14,938	(84,328)	(26,484)	730,355
Net loss (earnings) attributable to noncontrolling interest	(6,351)	(6,127)	17,448	—	4,970
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	819,878	8,811	(66,880)	(26,484)	735,325
Dividends on preferred shares	—	—	—	(26,989)	(26,989)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$819,878	$8,811	$(66,880)	$(53,473)	$708,336

Underwriting ratios:
Loss ratio		48.9%	90.1%
Acquisition expense ratio		34.2%	21.4%
Operating expense ratio		8.4%	16.7%
Combined ratio		91.5%	128.2%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2018
	Non-Life Run-Off	Atrium	StarStone	Other	Total
Gross premiums written	$16,354	$130,997	$888,867	$2,858	$1,039,076

Net premiums written	$3,217	$113,218	$619,528	$2,871	$738,834

Net premiums earned	$27,229	$106,722	$526,802	$2,875	$663,628
Net incurred losses and LAE	205,890	(51,951)	(420,266)	—	(266,327)
Life and Annuity Policy Benefits	—	—	—	(217)	(217)
Acquisition costs	(4,524)	(37,996)	(94,775)	(389)	(137,684)
Operating expenses	(114,254)	(12,259)	(106,699)	—	(233,212)
Underwriting income (loss)	114,341	4,516	(94,938)	2,269	26,188
Net investment income	168,189	4,067	25,950	4,012	202,218
Net realized and unrealized losses	(230,829)	(1,889)	(15,150)	(6,803)	(254,671)
Fees and commission income	13,093	10,540	—	—	23,633
Other income (expense)	1,330	127	(432)	(207)	818
Corporate expenses	(33,453)	(5,083)	—	(28,677)	(67,213)
Interest income (expense)	(24,562)	—	(547)	3,536	(21,573)
Net foreign exchange gains (losses)	(202)	(1,262)	(1,063)	1,138	(1,389)
EARNINGS (LOSS) BEFORE INCOME TAXES	7,907	11,016	(86,180)	(24,732)	(91,989)
Income tax expense	(227)	(1,756)	(2,568)	(13)	(4,564)
Earnings from equity method investments	33,659	—	—	—	33,659
NET EARNINGS (LOSS)	41,339	9,260	(88,748)	(24,745)	(62,894)
Net loss (earnings) attributable to noncontrolling interest	(4,182)	(3,798)	27,076	—	19,096
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	37,157	5,462	(61,672)	(24,745)	(43,798)
Dividends on preferred shares	—	—	—	(5,133)	(5,133)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$37,157	$5,462	$(61,672)	$(29,878)	$(48,931)

Underwriting ratios:
Loss ratio		48.7%	79.8%
Acquisition expense ratio		35.6%	18.0%
Operating expense ratio		11.5%	20.2%
Combined ratio		95.8%	118.0%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets by Segment
Invested assets are managed on a subsidiary-by-subsidiary basis, and investment income and realized and unrealized gains (losses) on investments are recognized in each segment as earned. Our total assets by segment were as follows:

	September 30,	December 31,
	2019	2018
Assets by Segment:
Non-life Run-off	$14,691,105	$13,362,749
Atrium	568,515	591,722
StarStone	3,524,111	3,416,132
Other	(570,377)	(814,333)
Total assets	$18,213,354	$16,556,270

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition as of September 30, 2019 and our results of operations for the three and nine months ended September 30, 2019 and 2018 should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2018. Some of the information contained in this discussion and analysis or included elsewhere in this quarterly report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" included in this quarterly report and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Business Overview
We are a multi-faceted insurance group that offers innovative capital release solutions and specialty underwriting capabilities through our network of group companies in Bermuda, the United States, the United Kingdom, Continental Europe, Australia, and other international locations. Our core focus is acquiring and managing insurance and reinsurance companies and portfolios of insurance and reinsurance business in run-off. Since the formation of our Bermuda-based holding company in 2001, we have completed approximately 100 acquisitions or portfolio transfers.
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
During the nine months ended September 30, 2019, our book value per ordinary share on a fully diluted basis increased by 21.1% to $188.81 per ordinary share. The increase was primarily due to net earnings for the nine months ended September 30, 2019, as discussed more fully below.

The table below summarizes the calculation of our fully diluted book value per ordinary share:

	September 30, 2019	December 31, 2018	Change
Numerator:
Total Enstar Group Limited Shareholder's Equity	$4,637,800	$3,901,933	$735,867
Less: Series D and E Preferred Shares	510,000	510,000	—
Total Enstar Group Limited Ordinary Shareholders' Equity (A)	4,127,800	3,391,933	735,867
Proceeds from assumed conversion of warrants(1)	20,229	20,229	—
Numerator for fully diluted book value per ordinary share calculations (B)	$4,148,029	$3,412,162	$735,867

Denominator:
Ordinary shares outstanding (C)	21,490,210	21,459,997	30,213
Effect of dilutive securities:
Share-based compensation plans	302,861	245,165	57,696
Warrants(1)	175,901	175,901	—
Fully diluted ordinary shares outstanding (D)	21,968,972	21,881,063	87,909

Book value per ordinary share:
Basic book value per ordinary share = (A) / (C)	$192.08	$158.06	$34.02
Fully diluted book value per ordinary share = (B) / (D)	$188.81	$155.94	$32.87
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
Current Outlook
Run-off
Our business strategy includes generating growth through acquisitions and reinsurance transactions, particularly in our Non-life Run-off segment. During the first nine months of 2019, we completed four reinsurance-to-close transactions with AmTrust ("AmTrust RITC Transactions"), in which we assumed aggregate gross and net reserves $897.1 million and $620.4 million, respectively, and recorded a deferred charge asset of $20.6 million, we entered into an adverse development cover reinsurance transaction with Maiden Re Bermuda, whereby we assumed total gross reserves of $530.2 million for reinsurance premium of $445.0 million and recorded a deferred charge of $85.2 million, and we also closed a loss portfolio transfer reinsurance agreement with Amerisure Mutual Insurance Company ("Amerisure"), whereby we assumed net reserves of $48.3 million.
In addition, we have also agreed to enter, or have entered, into the following run-off transactions:

•
a reinsurance transaction with Zurich Insurance Group ("Zurich"), pursuant to which we reinsured approximately $0.5 billion of asbestos and environmental reserves relating to 1986 and prior years. This transaction closed on October 1, 2019;

•
the acquisition of BorgWarner Morse TEC ("Morse TEC") from BorgWarner Inc ("BorgWarner"), through our subsidiary Enstar Holding (US) LLC. Morse TEC holds approximately $0.8 billion in liabilities associated with personal injury asbestos claims and environmental claims arising from BorgWarner's legacy manufacturing operations. This transaction closed on October 30, 2019; and

•
an agreement with subsidiaries of Munich Reinsurance Company ("Munich Re"), pursuant to which we will acquire certain long tail insurance portfolios and will receive total assets of approximately AUD$228.2 million (approximately $156.2 million). Completion is expected to occur in 2020.

Effective July 1, 2019, we also completed a portfolio transfer under Part VII of the Financial Services and Markets Act 2000 with RSA Insurance Group PLC ("RSA"). We originally entered into a reinsurance agreement with RSA in 2017 and the successful completion of the Part VII transfer provides legal finality to RSA's obligations and we are now responsible for managing the claims related to this portfolio.
In addition, we are also pursuing an Insurance Business Transfer ("IBT") under the newly enacted Insurance Business Transfer Act in Oklahoma, with respect to an intra-group transaction. As this legislation becomes more widely used in the U.S. we expect it will offer us additional opportunities and flexibility in how we structure transactions.
As of September 30, 2019, our non-life run-off gross and net reserves were $7.9 billion and $6.3 billion, respectively, and we continue to evaluate opportunities for future growth.
We manage claims in a professional and disciplined manner, drawing on our global team of in-house claims management experts as we aim to proactively manage risks and claims efficiently.
As a result of the number of transactions to acquire run-off liabilities that we have completed over the years, our organizational structure consists of licensed entities across many jurisdictions. In managing our group, we continually look for opportunities to simplify our legal structure by way of company amalgamations and mergers, reinsurance, or other transactions to improve capital efficiency and decrease ongoing compliance and operational costs. In addition, we seek to pool risk in areas where we maintain the expertise to manage such risk to achieve operational efficiencies, which allows us to most efficiently manage our assets to achieve capital diversification benefits.
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
At StarStone, our new executive leadership appointed in the second half of 2018 has made significant progress in repositioning the underwriting portfolio this year to reflect market opportunities and to achieve a mix of business for improved underwriting profitability. We will continue to focus on profitable lines, taking action to remediate certain lines that we wish to continue writing and exiting lines of business that we no longer find attractive. We cannot be certain that we will not incur additional unfavorable development in the future, and we may also incur significant costs as we exit business lines, which may impact StarStone's return to profitability. We expect StarStone to write less gross premiums in 2019 compared to 2018.
In partnership with StarStone's other shareholders, we have recently completed two transactions to provide capital support to StarStone in the form of:
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
The quota shares between StarStone's U.S. and U.K. affiliates and KaylaRe were non-renewed as of January 1, 2018 and January 1, 2019, respectively. However, losses in the earlier calendar years will continue to fall due under the previous quota share agreement. StarStone has continued to experience underwriting losses in the first nine months of 2019, primarily on exited lines of business, but also due to increased frequency and severity of losses on our U.S. casualty line of business.

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

•
Net realized and unrealized gains or losses. These arise from investments in fixed maturities, funds held, equity securities and other investments. Given the nature of our investments in fixed maturities and the average duration of our fixed maturity securities, the return of our fixed maturities investments will be impacted by changes in interest rates. In a rising rate environment, these securities may experience unrealized losses prior to maturity. Conversely, in a declining rate environment, securities may experience unrealized gains prior to maturity. During the first nine months of 2019, we recognized net unrealized gains on our investments of $821.1 million, of which $424.9 million and $95.1 million related to our investments in fixed maturities, trading and funds withheld - directly managed, respectively, primarily due to declining interest rates. We generally account for our fixed maturity securities as "trading", whereas other companies in our industry may use "available-for-sale" accounting. The difference is that unrealized changes on investments classified as trading are recorded through earnings, whereas unrealized changes on investments classified as available-for-sale are recorded directly in shareholders' equity. We may therefore experience further unrealized gains and losses on our fixed maturity investments, depending on investment market conditions and general economic conditions. Unrealized amounts would only become realized in the event of a sale of the specific securities prior to maturity or a credit default. For further information on the sensitivity of our portfolio to changes in interest rates, refer to the Interest Rate Risk section within Item 3. "Quantitative and Qualitative Disclosures About Market Risk", included within this Quarterly Report on Form 10-Q. For further discussion of our investments, see "Investable Assets" below. During the first nine months of 2019, we recognized net unrealized gains on our other investments of $269.8 million, compared to net unrealized losses of $164.0 million for the year ended 2018. We believe our other investments provide diversification from our fixed income investments and an opportunity for improved risk-adjusted returns. However, the returns of these investments may be relatively volatile, and we may experience significant unrealized gains or losses in a particular quarter or year.

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
On July 10, 2019, the U.S. Internal Revenue Service and Department of the Treasury released proposed regulations relating to passive foreign investment company (“PFIC”) that may have an impact on foreign insurance companies and their investors, and other participants in transactions involving foreign insurers. The new proposed regulations withdraw a set of proposed regulations that were issued in April 2015. We do not anticipate any impact on our business.
Brexit
There has been volatility in the financial and foreign exchange markets following the Brexit referendum on June 23, 2016, and this is expected to continue. On March 29, 2017, Article 50 of the Lisbon Treaty was triggered, which allowed two years for the United Kingdom and the 27 remaining European Union members to reach an agreement with regard to the terms on which the United Kingdom will leave the European Union. However the negotiated Withdrawal

Agreement between the United Kingdom and the European Union was not passed by the U.K. Parliament, and both parties have agreed to an additional extension to January 31, 2020. In connection with the extension being agreed, the U.K. Parliament has voted to hold a general election which will take place on December 12, 2019, at which point a new government may be formed and may attempt to approve the Withdrawal Agreement in the U.K. Parliament. Other options, such as renegotiating the Withdrawal Agreement, holding a second referendum, leaving the European Union with no deal or revoking Article 50 all remain possible. Additional delays and uncertainty may impact our business, and clients and potential partners may delay transactions until Brexit is resolved.
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
Acquisitions and Significant New Business
BorgWarner Morse TEC
On October 30, 2019, we completed the acquisition of BorgWarner Morse TEC ("Morse TEC") from BorgWarner Inc ("BorgWarner") through our subsidiary, Enstar Holdings (US) LLC. Morse TEC holds approximately $0.8 billion in liabilities associated with personal injury asbestos claims and environmental claims arising from BorgWarner's legacy manufacturing operations.
Munich Re
On September 10, 2019, we signed an agreement with subsidiaries of Munich Reinsurance Company ("Munich Re"), pursuant to which we will acquire certain portfolios from their Australian branches of Great Lakes Insurance and HSB Engineering Insurance Limited, primarily of long tail insurance business. In the transaction, which is subject to regulatory and Federal Court of Australia approval, we will receive total assets of approximately AUD$228.2 million (approximately $156.2 million) for assuming the associated net insurance reserves. We are pursuing a portfolio transfer of the insurance business under Division 3A of Part III of Australia’s Insurance Act 1973 (Cth), which would provide legal finality for Munich Re.
Zurich
On October 1, 2019, we completed the previously announced reinsurance transaction with Zurich Insurance Group ("Zurich"), pursuant to which we reinsured certain of Zurich's U.S. asbestos and environmental liability insurance portfolios. In the transaction we assumed approximately $0.5 billion of gross reserves, relating to 1986 and prior year business.
Maiden Re
On August 5, 2019, we and Maiden Reinsurance Ltd. (“Maiden Re Bermuda”) completed a transaction pursuant to the previously announced Master Agreement with Maiden Holdings, Ltd. and Maiden Re Bermuda to provide adverse development cover reinsurance to Maiden Re Bermuda, effective January 1, 2019. In the transaction, Maiden Re Bermuda ceded and we assumed as retrocessionaire Maiden Re Bermuda's liability under its quota share agreement with the Bermuda subsidiary ("AmTrust Bermuda") of AmTrust Financial Services, Inc. (“AmTrust”). The adverse development cover reinsurance is for losses incurred on or prior to December 31, 2018 in excess of a $2.2 billion retention up to a $600.0 million limit, and in exchange we assumed total gross reserves of $530.2 million for reinsurance premium of $445.0 million and recorded a deferred charge of $85.2 million. Enstar's reinsurance performance obligations in the transaction are collateralized in accordance with a Master Collateral Agreement among Enstar, Maiden Re Bermuda, AmTrust and certain subsidiaries of AmTrust. The retention, limit and premium were reduced from the previously announced transaction following the parties’ agreement to include only losses under the Bermuda quota share agreement between Maiden Re Bermuda and AmTrust Bermuda.
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

Consolidated Results of Operations - For the Three and Nine Months Ended September 30, 2019 and 2018
The following table sets forth our unaudited condensed consolidated statements of earnings for each of the periods indicated. For a discussion of the critical accounting policies that affect the results of operations, see "Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2018, and within this Quarterly Report on Form 10-Q.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$270,325	$264,597	$5,728	$882,175	$663,628	$218,547
Fees and commission income	6,587	6,950	(363)	19,446	23,633	(4,187)
Net investment income	85,472	69,430	16,042	241,900	202,218	39,682
Net realized and unrealized gains (losses)	148,185	(57,223)	205,408	878,687	(254,671)	1,133,358
Other income	826	8,226	(7,400)	17,668	818	16,850
	511,395	291,980	219,415	2,039,876	635,626	1,404,250
EXPENSES
Net incurred losses and LAE	222,417	153,974	68,443	751,159	266,327	484,832
Life and annuity policy benefits	—	423	(423)	2,290	217	2,073
Acquisition costs	50,282	54,242	(3,960)	210,925	137,684	73,241
General and administrative expenses	113,924	102,553	11,371	343,517	300,425	43,092
Interest expense	14,950	4,640	10,310	39,022	21,573	17,449
Net foreign exchange (gains) losses	(13,631)	1,040	(14,671)	(20,068)	1,389	(21,457)
	387,942	316,872	71,070	1,326,845	727,615	599,230
EARNINGS (LOSS) BEFORE INCOME TAXES	123,453	(24,892)	148,345	713,031	(91,989)	805,020
Income tax expense	(14,597)	(746)	(13,851)	(26,864)	(4,564)	(22,300)
Earnings from equity method investments	17,703	3,317	14,386	44,188	33,659	10,529
NET EARNINGS (LOSS)	126,559	(22,321)	148,880	730,355	(62,894)	793,249
Net loss attributable to noncontrolling interest	109	11,489	(11,380)	4,970	19,096	(14,126)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	126,668	(10,832)	137,500	735,325	(43,798)	779,123
Dividends on preferred shares	(8,925)	(5,133)	(3,792)	(26,989)	(5,133)	(21,856)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$117,743	$(15,965)	$133,708	$708,336	$(48,931)	$757,267
Highlights
Consolidated Results of Operations for the Three Months Ended September 30, 2019:

•	Consolidated net earnings of $117.7 million and basic and diluted net earnings per ordinary share of $5.48 and $5.42, respectively.

•
Non-GAAP operating income of $36.0 million and diluted non-GAAP operating income per ordinary share of $1.66. For a reconciliation of non-GAAP operating income to net earnings (loss) calculated in accordance with GAAP and diluted non-GAAP operating income per ordinary share to diluted net earnings (loss) per ordinary share calculated in accordance with GAAP, see "Non-GAAP Financial Measures" below.

•	Net earnings from Non-life Run-off segment of $141.3 million, including investment results.

•	Net investment income of $85.5 million and net realized and unrealized gains of $148.2 million comprised $31.2 million of net realized gains and $117.0 million of net unrealized gains.

•	Net premiums earned of $270.3 million, including $42.9 million and $206.3 million in our Atrium and StarStone segments, respectively.

•	Combined ratios of 108.6% and 112.1% for the active underwriting operations within our Atrium and StarStone segments, respectively.

Consolidated Results of Operations for the Nine Months Ended September 30, 2019:

•	Consolidated net earnings of $708.3 million and basic and diluted net earnings per ordinary share of $32.98 and $32.58, respectively.

•
Non-GAAP operating income of $338.9 million and diluted non-GAAP operating income per ordinary share of $15.59. For a reconciliation of non-GAAP operating income to net earnings (loss) calculated in accordance with GAAP and diluted non-GAAP operating income per ordinary share to diluted net earnings (loss) per ordinary share calculated in accordance with GAAP, see "Non-GAAP Financial Measures" below.

•	Net earnings from Non-life Run-off segment of $819.9 million, including investment results.

•	Net investment income of $241.9 million and net realized and unrealized gains of $878.7 million, comprised of $57.6 million of net realized gains and $821.1 million of net unrealized gains.

•	Net premiums earned of $882.2 million, including $119.9 million and $603.5 million in our Atrium and StarStone segments, respectively.

•	Combined ratios of 91.5% and 128.2% for the active underwriting operations within our Atrium and StarStone segments, respectively.
Consolidated Financial Condition as of September 30, 2019:

•	Total investments, cash and funds held of $14,028.7 million.

•	Total reinsurance balances recoverable of $2,265.4 million.

•	Total assets of $18,213.4 million.

•	Total gross reserves for losses and LAE of $10,035.3 million, with $1,476.3 million of gross reserves assumed in our Non-life Run-off operations during the nine months ended September 30, 2019.

•
Total Enstar Group Limited shareholders' equity, including preferred shares, of $4,637.8 million and redeemable noncontrolling interest of $434.8 million. Shareholders' equity includes $510.0 million of preferred shares issued in 2018.

•	Diluted book value per ordinary share of $188.81, an increase of 21.1% since December 31, 2018.
Consolidated Overview - For the Three Months Ended September 30, 2019 and 2018
We reported consolidated net earnings attributable to Enstar Group Limited ordinary shareholders of $117.7 million for the three months ended September 30, 2019, an increase in net earnings of $133.7 million from net losses of $16.0 million for the three months ended September 30, 2018. Our third quarter results were positively impacted by unrealized gains on fixed maturity securities, which are primarily accounted for on a trading basis through net earnings, and unrealized gains on our equity securities. In addition, comparability between periods is impacted by the loss portfolio transfer reinsurance transactions that we completed in 2019 with Maiden, AmTrust and Amerisure, and during 2018 with Zurich Australia, Neon and Novae. The most significant drivers of our consolidated financial performance during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 included:

•
Non-life Run-off - Net earnings attributable to the Non-life Run-off segment were $141.3 million for the three months ended September 30, 2019 compared to $32.6 million for the three months ended September 30, 2018. The increase in net earnings of $108.7 million was primarily due to net realized and unrealized gains of $138.2 million on our investment portfolio in the current period compared to net losses in the comparative period, partially offset by an increase in net incurred losses and LAE in the current period compared to a reduction in net incurred losses and LAE in the comparative period;

•
Atrium - Net losses were $1.8 million for the three months ended September 30, 2019 compared to net earnings of $2.0 million for the three months ended September 30, 2018. The decrease in net earnings was primarily due to a higher loss ratio caused by increased loss frequency in the current period, including Hurricane Dorian and certain space and aviation losses;

•
StarStone - Net losses were $2.7 million for the three months ended September 30, 2019 compared to net losses of $37.1 million for the three months ended September 30, 2018. The decrease in net losses was primarily attributable to lower net incurred losses and LAE and increased net realized and unrealized gains on our investment portfolio. The segment results in 2019 also include the consolidation of StarStone Group's reinsurance to KaylaRe following Enstar's acquisition of the portion of KaylaRe it did not already own, and the results of a loss portfolio transfer on discontinued lines;

•
Net Realized and Unrealized Gains (Losses) - Net realized and unrealized gains were $148.2 million for the three months ended September 30, 2019 compared to net realized and unrealized losses of $57.2 million for the three months ended September 30, 2018. Net unrealized gains for the three months ended September 30, 2019 included net unrealized gains of $82.0 million and $20.9 million on our investments in fixed maturities, trading and funds withheld - directly managed, respectively, and gains of $10.1 million and $4.0 million on equity securities and other investments, respectively. The unrealized gains on fixed maturities were primarily driven by declining interest rates. Many insurance companies use available-for-sale accounting where unrealized amounts are recorded directly to shareholders’ equity and therefore do not impact earnings. Unrealized amounts would only become realized in the event of a sale of the specific securities prior to maturity or a credit default;

•
Net Investment Income - Net investment income was $85.5 million and $69.4 million for the three months ended September 30, 2019 and 2018, respectively. The increase was primarily due to an increase in average investable assets in our Non-Life Run-off segment due to the transactions noted above, and higher reinvestment rates;

•
Noncontrolling Interest - The net losses attributable to the noncontrolling interest are directly related to the results from those subsidiary companies in which there are either noncontrolling interests or redeemable noncontrolling interests. The net losses attributable to noncontrolling interest were $0.1 million for the three months ended September 30, 2019 compared to net losses attributable to noncontrolling interest of $11.5 million for the three months ended September 30, 2018. The net losses attributable to noncontrolling interest were primarily driven by the losses in the Atrium and StarStone segments, as discussed above, partially offset by the net earnings in our Non-life Run-off segment;

•
Non-GAAP operating income - Our non-GAAP operating income, which excludes the impact of net realized and unrealized gains and losses on fixed maturity securities and other items, was $36.0 million for the three months ended September 30, 2019, an increase of $38.6 million from non-GAAP operating loss of $2.5 million for the three months ended September 30, 2018. For a reconciliation of non-GAAP operating income to net earnings (loss) calculated in accordance with GAAP, see "Non-GAAP Financial Measures" below. The increase primarily related to unrealized gains on other investments during the three months ended September 30, 2019.

Consolidated Overview - For the Nine Months Ended September 30, 2019 and 2018
We reported consolidated net earnings attributable to Enstar Group Limited shareholders of $708.3 million for the nine months ended September 30, 2019, an increase in net earnings of $757.3 million from net losses of $48.9 million for the nine months ended September 30, 2018. Our results for the nine months ended September 30, 2019 were impacted by unrealized gains on fixed maturity securities, which are accounted for on a trading basis through earnings, and unrealized gain on our other investments. Our comparative results were also impacted by our acquisition and disposition activity and completed loss portfolio transfer reinsurance transactions, which are noted above.
The most significant drivers of our consolidated financial performance during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 included:

•
Non-life Run-off - Net earnings attributable to the Non-life Run-off segment were $819.9 million and $37.2 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in net earnings of $782.7 million was primarily due to net realized and unrealized gains on our investment portfolio in the current period, higher investment income, partially offset by an increase in net incurred losses and LAE in the current period;

•
Atrium - Net earnings for the nine months ended September 30, 2019 and 2018 were $8.8 million and $5.5 million, respectively. The increase was primarily attributable to higher net earned premium and higher unrealized gains, partially offset by higher losses, higher corporate expenses and lower fees and commission income;

•
StarStone - Net losses were $66.9 million and $61.7 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in net losses was primarily attributable to the increase in net incurred losses and LAE, higher acquisition costs and lower losses attributable to noncontrolling interest, partially offset by higher net earned premiums, net realized and unrealized gains on our investment portfolio and higher net investment income;

•
Other Activities - Net losses were $53.5 million and $29.9 million for the nine months ended September 30, 2019 and 2018, respectively, with the increase in net losses primarily attributable to dividends on preferred shares, partially offset by higher net realized and unrealized gains;

•
Net Realized and Unrealized Gains (Losses) - Net realized and unrealized gains were $878.7 million for the nine months ended September 30, 2019 compared to net realized and unrealized losses of $254.7 million for the nine months ended September 30, 2018. Net unrealized gains for the nine months ended September 30, 2019 included net unrealized gains of $424.9 million and $95.1 million on our investments in fixed maturities, trading and funds withheld - directly managed, respectively, and unrealized gains of $269.8 million and $31.3 million on other investments and equity securities, respectively. The unrealized gains on fixed maturities were primarily driven by declining interest rates in the current period and the unrealized gains on other investments were principally driven by our investments in hedge funds, equity funds, fixed income funds and private equity funds;

•
Net Investment Income - Net investment income was $241.9 million and $202.2 million for the nine months ended September 30, 2019 and 2018, respectively. The increase of $39.7 million was primarily attributable to an increase in average investable assets in our Non-life Run-off segment due to the transactions noted above and higher reinvestment rates;

•
Noncontrolling Interest - For the nine months ended September 30, 2019 and 2018, the net losses attributable to noncontrolling interest were $5.0 million and $19.1 million, respectively, primarily reflecting losses from the StarStone segment, partially offset by net earnings in the Atrium segment, as discussed above; and

•
Non-GAAP operating income - Our Non-GAAP operating income, which excludes the impact of net realized and unrealized gains and losses on fixed maturity securities and other items, was $338.9 million for the nine months ended September 30, 2019, an increase of $218.9 million from non-GAAP operating income of $120.0 million for the nine months ended September 30, 2018. For a reconciliation of non-GAAP operating income to net earnings (loss) calculated in accordance with GAAP, see "Non-GAAP Financial Measures" below.

Results of Operations by Segment - For the Three and Nine Months Ended September 30, 2019 and 2018
We have three segments of business that are each managed, operated and reported on separately: (i) Non-life Run-off; (ii) Atrium; and (iii) StarStone. Other activities, which do not qualify as a reportable segment, are included in "Other Activities" and discussed in Note 21 - "Segment Information" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. For a description of our segments, see "Item 1. Business - Operating Segments" in our Annual Report on Form 10-K for the year ended December 31, 2018.

The below table provides a split by operating segment of the net earnings (loss) attributable to Enstar Group Limited ordinary shareholders:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands of U.S. dollars)
Segment split of net earnings (loss) attributable to Enstar Group Limited:
Non-life Run-off	$141,321	$32,628	$108,693	$819,878	$37,157	$782,721
Atrium	(1,765)	1,962	(3,727)	8,811	5,462	3,349
StarStone	(2,704)	(37,066)	34,362	(66,880)	(61,672)	(5,208)
Other	(19,109)	(13,489)	(5,620)	(53,473)	(29,878)	(23,595)
Net earnings (loss) attributable to Enstar Group Limited ordinary shareholders	$117,743	$(15,965)	$133,708	$708,336	$(48,931)	$757,267
The following is a discussion of our results of operations by segment.
Non-life Run-off Segment
The following is a discussion and analysis of the results of operations for our Non-life Run-off segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands of U.S. dollars)
Gross premiums written	$301	$9,912	$(9,611)	$(24,785)	$16,354	$(41,139)

Net premiums written	$(3,808)	$4,778	$(8,586)	$(26,395)	$3,217	$(29,612)

Net premiums earned	$16,837	$10,442	$6,395	$141,981	$27,229	$114,752
Net incurred losses and LAE (1)	(30,583)	62,778	(93,361)	(135,517)	205,890	(341,407)
Acquisition costs	4,634	160	4,474	(40,033)	(4,524)	(35,509)
Operating expenses	(51,395)	(37,473)	(13,922)	(139,595)	(114,254)	(25,341)
Underwriting income (loss) (1)	(60,507)	35,907	(96,414)	(173,164)	114,341	(287,505)
Net investment income	73,752	59,247	14,505	206,337	168,189	38,148
Net realized and unrealized gains (losses)	138,174	(58,506)	196,680	815,902	(230,829)	1,046,731
Fees and commission income	4,196	3,708	488	13,673	13,093	580
Other income (expenses)	(285)	8,106	(8,391)	15,136	1,330	13,806
Corporate expenses	(11,983)	(11,433)	(550)	(47,287)	(33,453)	(13,834)
Interest expense	(17,964)	(5,951)	(12,013)	(45,699)	(24,562)	(21,137)
Net foreign exchange gains (losses)	13,056	17	13,039	20,426	(202)	20,628
EARNINGS BEFORE INCOME TAXES	138,439	31,095	107,344	805,324	7,907	797,417
Income tax expense	(13,382)	(125)	(13,257)	(23,501)	(227)	(23,274)
Earnings from equity method investments	17,703	3,317	14,386	44,406	33,659	10,747
NET EARNINGS	142,760	34,287	108,473	826,229	41,339	784,890
Net earnings attributable to noncontrolling interest	(1,439)	(1,659)	220	(6,351)	(4,182)	(2,169)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$141,321	$32,628	$108,693	$819,878	$37,157	$782,721
(1) Comparability between periods is impacted by the current period net incurred losses and LAE as acquired unearned premium is earned, and changes in fair value due to the fair value election on certain business. Refer to Net Incurred Losses and LAE table for further details.

Overall Results
Three Months Ended September 30: Net earnings were $141.3 million for the three months ended September 30, 2019 compared to $32.6 million for the three months ended September 30, 2018, an increase of $108.7 million. The increase was primarily attributable to an increase of $196.7 million in net realized and unrealized gains (losses) on our investment portfolio primarily due to unrealized gains on our fixed maturity portfolio and equity securities, an increase in net investment income of $14.5 million and an increase in earnings from equity method investments of $14.4 million, partially offset by a change in net incurred losses and LAE of $93.4 million, and an increase in general and administrative expenses of $14.5 million and an increase in interest expense of $12.0 million.
Nine Months Ended September 30: Net earnings were $819.9 million and $37.2 million for the nine months ended September 30, 2019 and 2018, respectively, an increase of $782.7 million. The increase was primarily attributable to an increase of $1,046.7 million in net realized and unrealized gains on our investment portfolio primarily due to declining interest rates and unrealized gains on our hedge funds, equity funds, fixed income funds and private equity funds within our other investments, an increase in net earned premium of $114.8 million, an increase of $38.1 million in net investment income, an increase in net foreign exchange gains of $20.6 million, and an increase in other income of $13.8 million, partially offset by a change in net incurred losses and LAE of $341.4 million, and an increase in general and administrative expenses, acquisition costs and interest expense of $39.2 million, $35.5 million and $21.1 million, respectively.
The major components of earnings are discussed below, except for investment results, which are separately discussed below in "Investable Assets."
Net Premiums Earned:
The following table shows the gross and net premiums written and earned for the Non-life Run-off segment:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands of U.S. dollars)
Gross premiums written	$301	$9,912	$(9,611)	$(24,785)	$16,354	$(41,139)
Ceded reinsurance premiums written	(4,109)	(5,134)	1,025	(1,610)	(13,137)	11,527
Net premiums written	$(3,808)	$4,778	$(8,586)	$(26,395)	$3,217	$(29,612)

Gross premiums earned	$27,190	$17,746	$9,444	$166,707	$54,044	$112,663
Ceded reinsurance premiums earned	(10,353)	(7,304)	(3,049)	(24,726)	(26,815)	2,089
Net premiums earned	$16,837	$10,442	$6,395	$141,981	$27,229	$114,752
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
Three and Nine Months Ended September 30: Net premiums written in the three and nine months ended September 30, 2019 of $(3.8) million and $(26.4) million, respectively, were primarily related to reductions in net written premium on legacy business for which corresponding unearned premium was also released. Net premiums earned in the three and nine months ended September 30, 2019 of $16.8 million and $142.0 million, respectively, were primarily related to the run-off business assumed as a result of the AmTrust RITC transactions and the acquisition of Maiden Reinsurance North America, Inc. ("Maiden Re North America"). Premiums written and earned in the three and nine months ended September 30, 2018 were primarily related to the run-off business assumed as a result of the RITC transaction with Novae.

Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Non-life Run-off segment:

	Three Months Ended September 30,
	2019			2018
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$274,071	$14,374	$288,445	$193,057	$2,713	$195,770
Net change in case and LAE reserves (1)	(175,830)	2,726	(173,104)	(128,827)	165	(128,662)
Net change in IBNR reserves (2)	(155,315)	6,794	(148,521)	(109,287)	7,139	(102,148)
Increase (reduction) in estimates of net ultimate losses	(57,074)	23,894	(33,180)	(45,057)	10,017	(35,040)
Reduction in provisions for unallocated LAE	(12,109)	(49)	(12,158)	(24,460)	—	(24,460)
Amortization of deferred charge assets	17,009	—	17,009	1,582	—	1,582
Amortization of fair value adjustments	17,538	—	17,538	4,247	—	4,247
Changes in fair value - fair value option	41,374	—	41,374	(9,107)	—	(9,107)
Net incurred losses and LAE	$6,738	$23,845	$30,583	$(72,795)	$10,017	$(62,778)
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
Three Months Ended September 30: The increase in net incurred losses and LAE for the three months ended September 30, 2019 of $30.6 million included net incurred losses and LAE of $23.8 million related to current period net earned premium, primarily for the run-off business acquired with the AmTrust RITC Transactions and the acquisition of Maiden Reinsurance North America, Inc. ("Maiden Re North America"). Excluding current period net incurred losses and LAE of $23.8 million, the increase in net incurred losses and LAE liabilities relating to prior periods was $6.7 million, which was attributable to an increase in the fair value of liabilities of $41.4 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option primarily as a result of a decrease in corporate bond yields, amortization of fair value adjustments over the estimated payout period relating to companies acquired of $17.5 million and amortization of the deferred charge assets of $17.0 million, partially offset by a reduction in estimates of net ultimate losses of $57.1 million and a reduction in provisions for unallocated LAE of $12.1 million relating to 2019 run-off activity. The reduction in estimates of net ultimate losses relating to prior periods of $57.1 million for the three months ended September 30, 2019 included a net reduction in case and IBNR reserves of $331.1 million, partially offset by net losses paid of $274.1 million.
The reduction in net incurred losses and LAE for the three months ended September 30, 2018 of $62.8 million included net incurred losses and LAE of $10.0 million related to current period net earned premium. Excluding current period net incurred losses and LAE of $10.0 million, the reduction in net incurred losses and LAE liabilities relating to prior periods was $72.8 million, which was attributable to a reduction in estimates of net ultimate losses of $45.1 million, a reduction in provisions for unallocated LAE of $24.5 million, relating to 2018 run-off activity and a decrease in the fair value of liabilities of $9.1 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $4.2 million and the amortization of the deferred charge assets of $1.6 million. The reduction in estimates of net ultimate losses relating to prior periods of $45.1 million for the three months ended September 30, 2018 included a net change in case and IBNR reserves of $238.1 million, partially offset by net losses paid of $193.1 million.

The following table shows the components of net incurred losses and LAE for the Non-life Run-off segment for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019			2018
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$913,352	$53,265	$966,617	$641,361	$3,304	$644,665
Net change in case and LAE reserves (1)	(394,780)	24,141	(370,639)	(377,735)	1,223	(376,512)
Net change in IBNR reserves (2)	(649,053)	29,405	(619,648)	(424,847)	10,949	(413,898)
Increase (reduction) in estimates of net ultimate losses	(130,481)	106,811	(23,670)	(161,221)	15,476	(145,745)
Increase (reduction) in provisions for unallocated LAE	(38,709)	480	(38,229)	(48,723)	—	(48,723)
Amortization of deferred charge assets	28,006	—	28,006	10,381	—	10,381
Amortization of fair value adjustments	34,033	—	34,033	10,312	—	10,312
Changes in fair value - fair value option	135,377	—	135,377	(32,115)	—	(32,115)
Net incurred losses and LAE	$28,226	$107,291	$135,517	$(221,366)	$15,476	$(205,890)
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
Nine Months Ended September 30: The increase in net incurred losses and LAE for the nine months ended September 30, 2019 of $135.5 million included net incurred losses and LAE of $107.3 million related to current period net earned premium, primarily for the run-off business acquired with the AmTrust RITC Transactions and the acquisition of Maiden Re North America. Excluding current period net incurred losses and LAE of $107.3 million, the increase in net incurred losses and LAE liabilities relating to prior periods was $28.2 million, which was attributable to an increase in the fair value of liabilities of $135.4 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option primarily as a result of a decrease in corporate bond yields, amortization of fair value adjustments over the estimated payout period relating to companies acquired of $34.0 million and amortization of the deferred charge assets of $28.0 million, partially offset by a reduction in estimates of net ultimate losses of $130.5 million and a reduction in provisions for unallocated LAE of $38.7 million, relating to 2019 run-off activity. The reduction in estimates of net ultimate losses relating to prior periods of $130.5 million for the nine months ended September 30, 2019 included a net change in case and IBNR reserves of $1,043.8 million, partially offset by net losses paid of $913.4 million.
The reduction in net incurred losses and LAE for the nine months ended September 30, 2018 of $205.9 million included net incurred losses and LAE of $15.5 million related to current period net earned premium. Excluding current period net incurred losses and LAE of $15.5 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $221.4 million, which was attributable to a reduction in estimates of net ultimate losses of $161.2 million, a reduction in provisions for unallocated LAE of $48.7 million relating to 2018 run-off activity and a reduction in the fair value of liabilities of $32.1 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, partially offset by amortization of the deferred charge assets of $10.4 million and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $10.3 million. The reduction in estimates of net ultimate losses relating to prior periods of $161.2 million for the nine months ended September 30, 2018 included a net change in case and IBNR reserves of $802.6 million, partially offset by net losses paid of $641.4 million.

Acquisition Costs:
Three and Nine Months Ended September 30: Acquisition costs were $(4.6) million and $(0.2) million for the three months ended September 30, 2019 and 2018, respectively, and $40.0 million and $4.5 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in acquisition costs for the nine months ended September 30, 2019 primarily related to the run-off business assumed through the AmTrust RITC Transactions and the acquisition of Maiden Re North America.

Other Income:
Three Months Ended September 30: For the three months ended September 30, 2019, we recorded other expense of $0.3 million compared to other income of $8.1 million for the three months ended September 30, 2018, a change of $8.4 million, primarily due to recoveries on other assets in the comparative period that did not reoccur in the current period.
Nine Months Ended September 30: Other income was $15.1 million for the nine months ended September 30, 2019 compared to $1.3 million for the nine months ended September 30, 2018, an increase of $13.8 million, primarily due to a loss of $15.6 million recognized in the nine months ended September 30, 2018 in respect of the settlement of all contractual preexisting relationships in relation to the acquisition of KaylaRe Holdings Ltd which did not reoccur in the current period.
General and Administrative Expenses:
General and administrative expenses consist of operating expenses and corporate expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands of U.S. dollars)
Operating expenses	$51,395	$37,473	$13,922	$139,595	$114,254	$25,341
Corporate expenses	11,983	11,433	550	47,287	33,453	13,834
General and administrative expenses	$63,378	$48,906	$14,472	$186,882	$147,707	$39,175
Three and Nine Months Ended September 30: General and administrative expenses were $63.4 million and $48.9 million for the three months ended September 30, 2019 and 2018, respectively, an increase of $14.5 million. For the nine months ended September 30, 2019 and 2018, general and administrative expenses were $186.9 million and $147.7 million, respectively, an increase of $39.2 million. The increases for the three and nine months ended September 30, 2019 were primarily attributable to the accrual of higher performance-based salary and benefits expenses for the three and nine months ended September 30, 2019 as a result of higher net earnings in 2019 compared to 2018.
Interest Expense:
Three and Nine Months Ended September 30: Interest expense was $18.0 million and $6.0 million for the three months ended September 30, 2019 and 2018, respectively, an increase of $12.0 million. Interest expense was $45.7 million and $24.6 million for the nine months ended September 30, 2019 and 2018, respectively, an increase of $21.1 million. The increase for the three and nine months ended September 30, 2019 was primarily driven by interest on the 2018 EGL Term Loan Facility which was entered into on December 27, 2018 and partially used to fund the acquisition of Maiden Re North America, and interest on the 2029 Senior Notes.
Net Foreign Exchange Gains (Losses):
Three and Nine Months Ended September 30: Net foreign exchange gains were $13.1 million compared to $17 thousand for the three months ended September 30, 2019 and 2018, respectively. Net foreign exchange gains were $20.4 million and net foreign exchange losses were $0.2 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in net foreign exchange gains for the three and nine months ended September 30, 2019 was primarily due to increased volatility in the currency markets in the three months ended September 30, 2019.
Income Taxes:
Three Months Ended September 30: For the three months ended September 30, 2019 income tax expense was $13.4 million compared to $0.1 million for the three months ended September 30, 2018, a change of $13.3 million, which primarily resulted from higher earnings before income taxes in the current period.
Nine Months Ended September 30: For the nine months ended September 30, 2019 and 2018, income tax expenses were $23.5 million and $0.2 million, respectively, an increase of $23.3 million, which primarily resulted from higher earnings before income taxes in the current period.

Earnings from Equity Method Investments:
Three Months Ended September 30: For the three months ended September 30, 2019 and 2018, earnings from equity method investments were $17.7 million and $3.3 million, respectively, an increase of $14.4 million. The increase was primarily due to the earnings recognized on our equity method investment in Enhanzed Reinsurance Ltd. ("Enhanzed Re") in the current period.
Nine Months Ended September 30: For the nine months ended September 30, 2019 and 2018, earnings from equity method investments were $44.4 million and $33.7 million, respectively, an increase of $10.7 million. The increase was primarily due to increased earnings from our investments in Enhanzed Re and Monument, partially offset by earnings on our equity method investment in KaylaRe in the comparative period, which did not reoccur in the current period. Since its acquisition on May 14, 2018, Kayla Re is our wholly-owned subsidiary.

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
The following is a discussion and analysis of the results of operations for our Atrium segment are summarized below.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands of U.S. dollars)
Gross premiums written	$48,746	$39,995	$8,751	$146,519	$130,997	$15,522

Net premiums written	$43,785	$37,141	$6,644	$127,246	$113,218	$14,028

Net premiums earned	$42,913	$36,977	$5,936	$119,865	$106,722	$13,143
Net incurred losses and LAE	(28,400)	(17,853)	(10,547)	(58,662)	(51,951)	(6,711)
Acquisition costs	(14,466)	(13,215)	(1,251)	(41,023)	(37,996)	(3,027)
Operating expenses	(3,742)	(3,952)	210	(9,968)	(12,259)	2,291
Underwriting income (loss)	(3,695)	1,957	(5,652)	10,212	4,516	5,696
Net investment income	1,736	1,597	139	5,500	4,067	1,433
Net realized and unrealized gains (losses)	582	194	388	5,464	(1,889)	7,353
Fees and commission income	2,391	3,242	(851)	5,773	10,540	(4,767)
Other income	35	7	28	106	127	(21)
Corporate expenses	(2,896)	(2,770)	(126)	(10,186)	(5,083)	(5,103)
Net foreign exchange losses	(924)	(262)	(662)	(1)	(1,262)	1,261
EARNINGS (LOSS) BEFORE INCOME TAXES	(2,771)	3,965	(6,736)	16,868	11,016	5,852
Income tax expense	(222)	(737)	515	(1,930)	(1,756)	(174)
NET EARNINGS (LOSS)	(2,993)	3,228	(6,221)	14,938	9,260	5,678
Net loss (earnings) attributable to noncontrolling interest	1,228	(1,266)	2,494	(6,127)	(3,798)	(2,329)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$(1,765)	$1,962	$(3,727)	$8,811	$5,462	$3,349

Underwriting ratios(1):
Loss ratio	66.2%	48.3%	17.9%	48.9%	48.7%	0.2%
Acquisition cost ratio	33.7%	35.7%	(2.0)%	34.2%	35.6%	(1.4)%
Operating expense ratio	8.7%	10.7%	(2.0)%	8.4%	11.5%	(3.1)%
Combined ratio	108.6%	94.7%	13.9%	91.5%	95.8%	(4.3)%
(1) Refer to "Underwriting Ratios" for a description of how these ratios are calculated.
Overall Results
Three Months Ended September 30: Net loss was $1.8 million for the three months ended September 30, 2019 compared to net earnings of $2.0 million for the three months ended September 30, 2018, a decrease of $3.7 million. The decrease in net earnings was primarily due to an increase in the combined ratio, partially offset by lower earnings attributable to noncontrolling interest. The combined ratio increased to 108.6% for the three months ended September 30, 2019 as compared to 94.7% for the three months ended September 30, 2018. The increase in the combined ratio was primarily due to the increase in the loss ratio due to increased loss frequency in the current period, including Hurricane Dorian and certain space and aviation losses.

Nine Months Ended September 30: Net earnings were $8.8 million for the nine months ended September 30, 2019 compared to $5.5 million for the nine months ended September 30, 2018, an increase of $3.3 million. The increase in net earnings was primarily due to an improvement in the combined ratio and improved investment results, partially offset by higher corporate expenses and lower fee and commission income. The combined ratio improved to 91.5% for the nine months ended September 30, 2019 as compared to 95.8% for the nine months ended September 30, 2018. The decrease in the combined ratio was primarily due to the decrease in the operating expense ratio, principally driven by a reduction in operating expenses and an increase in net earned premium.

Investment results are separately discussed below in "Investable Assets."
Gross Premiums Written:
The following table provides gross premiums written by line of business for the Atrium segment:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands of U.S. dollars)
Marine, Aviation and Transit	$11,691	$8,696	$2,995	$35,361	$30,823	$4,538
Binding Authorities	21,915	18,396	3,519	57,563	53,744	3,819
Reinsurance	4,389	3,375	1,014	16,293	16,150	143
Accident and Health	4,633	4,551	82	18,382	16,069	2,313
Non-Marine Direct and Facultative	6,118	4,977	1,141	18,920	14,211	4,709
Total	$48,746	$39,995	$8,751	$146,519	$130,997	$15,522
Three and Nine Months Ended September 30: The increase in gross premiums written for the three months ended September 30, 2019 was predominantly due to increases in all lines of business, principally the binding authorities and marine, aviation and transit line of business due to an improvement in pricing and new business written in the quarter. The increase in gross premiums written for the nine months ended September 30, 2019 was predominantly due to increases in the non-marine direct and facultative lines of business and increases in marine, aviation and transit and binding authorities lines of business primarily due to an improvement in pricing and new business written in the quarter.
Net Premiums Earned:
The following table provides net premiums earned by line of business for the Atrium segment:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands of U.S. dollars)
Marine, Aviation and Transit	$9,524	$7,045	$2,479	$25,302	$22,105	$3,197
Binding Authorities	19,771	17,675	2,096	55,191	50,056	5,135
Reinsurance	4,591	3,837	754	11,253	9,637	1,616
Accident and Health	4,036	4,452	(416)	13,960	14,276	(316)
Non-Marine Direct and Facultative	4,991	3,968	1,023	14,159	10,648	3,511
Total	$42,913	$36,977	$5,936	$119,865	$106,722	$13,143
Three and Nine Months Ended September 30: Net premiums earned for the Atrium segment were $42.9 million and $37.0 million for the three months ended September 30, 2019 and 2018, respectively, and $119.9 million and $106.7 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in net premiums earned for the three months ended September 30, 2019 was primarily due to increases in the marine, aviation and transit and binding authorities lines of business. The increase in net premiums earned for the nine months ended September 30, 2019 was primarily due to the binding authorities line of business following continued growth of products placed on AU Gold, Atrium’s proprietary online underwriting platform, and increases in the non-marine direct and facultative and marine, aviation and transit lines of business.

Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Atrium segment for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019			2018
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$10,618	$9,387	$20,005	$8,230	$8,080	$16,310
Net change in case and LAE reserves (1)	(2,860)	2,769	(91)	(4,142)	3,596	(546)
Net change in IBNR reserves (2)	(6,235)	14,937	8,702	(5,539)	8,357	2,818
Increase (reduction) in estimates of net ultimate losses	1,523	27,093	28,616	(1,451)	20,033	18,582
Reduction in provisions for unallocated LAE	—	—	—	(2)	—	(2)
Amortization of fair value adjustments	(216)	—	(216)	(727)	—	(727)
Net incurred losses and LAE	$1,307	$27,093	$28,400	$(2,180)	$20,033	$17,853
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
Three Months Ended September 30: Net incurred losses and LAE for the three months ended September 30, 2019 and 2018 were $28.4 million and $17.9 million, respectively. Net unfavorable prior year loss development was $1.3 million compared to net favorable development of $2.2 million for the three months ended September 30, 2018. Net unfavorable prior year loss development in the three months ended September 30, 2019 was spread across a number of lines of business following deterioration in a number of claims during the quarter. Excluding prior year loss development, net incurred losses and LAE for the three months ended September 30, 2019 and 2018 were $27.1 million and $20.0 million, respectively. The increase in net incurred losses and LAE for the three months ended September 30, 2019 compared with 2018, excluding prior year loss development, was primarily due to increased net earned premium and increased loss frequency in the current period, including Hurricane Dorian and certain space and aviation losses. The loss ratio was 66.2% and 48.3% for the three months ended September 30, 2019 and 2018, respectively.
The following table shows the components of net incurred losses and LAE for the Atrium segment for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019			2018
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$35,564	$24,531	$60,095	$27,488	$25,699	$53,187
Net change in case and LAE reserves (1)	(13,032)	12,787	(245)	(9,695)	9,597	(98)
Net change in IBNR reserves (2)	(27,787)	25,871	(1,916)	(18,254)	21,218	2,964
Increase (reduction) in estimates of net ultimate losses	(5,255)	63,189	57,934	(461)	56,514	56,053
Amortization of fair value adjustments	728	—	728	(4,102)	—	(4,102)
Net incurred losses and LAE	$(4,527)	$63,189	$58,662	$(4,563)	$56,514	$51,951
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

Nine Months Ended September 30: Net incurred losses and LAE for the nine months ended September 30, 2019 and 2018 were $58.7 million and $52.0 million, respectively. Net favorable prior year loss development was $4.5 million and $4.6 million for the nine months ended September 30, 2019 and 2018, respectively. Net favorable prior year loss development in the nine months ended September 30, 2019 and 2018 was spread across most lines of business. Excluding prior year loss development, net incurred losses and LAE for the nine months ended September 30, 2019 and 2018 were $63.2 million and $56.5 million, respectively. The loss ratio was 48.9% and 48.7% for the nine months ended September 30, 2019 and 2018, respectively.

Acquisition Costs:
Three and Nine Months Ended September 30: Acquisition costs were $14.5 million and $13.2 million for the three months ended September 30, 2019 and 2018, respectively, and $41.0 million and $38.0 million for the nine months ended September 30, 2019 and 2018, respectively. The Atrium acquisition cost ratios were 33.7% and 35.7% for the three months ended September 30, 2019 and 2018, respectively, and 34.2% and 35.6% for the nine months ended September 30, 2019 and 2018, respectively. The reduction in the acquisition cost ratios for both periods is primarily due to the receipt of profit commissions in respect of underwriting consortia led by Atrium and agreed reduced brokerage rates for some accounts.
Operating Expenses:
Three and Nine Months Ended September 30: Operating expenses for the Atrium segment were $3.7 million and $4.0 million for the three months ended September 30, 2019 and 2018, respectively, and $10.0 million and $12.3 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease in operating expenses was primarily due to lower performance-based compensation and bonus expense within Atrium 5. The large catastrophe losses, primarily hurricanes Harvey, Irma and Maria, in the third quarter of 2017 continue to impact the earning of performance-based compensation expenses and agency profit commission in Atrium 5.
Fees and Commission Income:
Three and Nine Months Ended September 30: Fees and commission income was $2.4 million and $3.2 million for the three months ended September 30, 2019 and 2018, respectively, and $5.8 million and $10.5 million for the nine months ended September 30, 2019 and 2018, respectively. The fees primarily represent profit commission fees earned by us in relation to AUL’s management of Syndicate 609 and other underwriting consortia. The decrease was primarily due to the large catastrophe losses, primarily hurricanes Harvey, Irma and Maria, in the third quarter of 2017, which continue to impact the profit commission in the three and nine months ended September 30, 2019.
Corporate Expenses:
Three and Nine Months Ended September 30: Corporate expenses for the Atrium segment were $2.9 million and $2.8 million for the three months ended September 30, 2019 and 2018, respectively, and $10.2 million and $5.1 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in corporate expenses was primarily due to higher variable compensation costs in the nine months ended September 30, 2019 due to improved performance in the Atrium segment for the nine months ended September 30, 2019.
Noncontrolling Interest:
Three and Nine Months Ended September 30: The net losses attributable to the noncontrolling interest in the Atrium segment were $1.2 million for the three months ended September 30, 2019, compared to net earnings attributable to the noncontrolling interest of $1.3 million for the three months ended September 30, 2018. The net earnings attributable to the noncontrolling interest in the Atrium segment were $6.1 million and $3.8 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in the net earnings attributable to the noncontrolling interest for nine months ended September 30, 2019 was primarily due to higher earnings, as discussed above. As of September 30, 2019 and 2018, Trident and Dowling had a combined 41.0% noncontrolling interest in the Atrium segment.

StarStone Segment
The results of our StarStone segment include the results of StarStone and StarStone Specialty Holdings Limited ("StarStone Group"). Our StarStone segment also includes the results of KaylaRe's reinsurance of the StarStone Group from the date that Enstar completed the acquisition of the portion of KaylaRe it did not already own and other intra-group cessions.
Effective May 14, 2018, Enstar completed the acquisition of the portion of KaylaRe it did not already own. In addition, effective October 1, 2018 and April 1, 2019, the StarStone Group transferred certain reserves relating to exited lines of business via intra-group reinsurance agreements with another Enstar group subsidiary. These transactions between StarStone Group and other group entities, including KaylaRe are reflected within StarStone Intra-Group Cessions below (the "StarStone Intra-Group Cessions") and are eliminated upon consolidation. The following table summarizes the impact of the StarStone Intra-Group Cessions, which are included in our StarStone segment for the three and nine months ended September 30, 2019 and 2018. The discussion below also describes the results of the StarStone Group, which does not reflect the impact of the StarStone Intra-Group Cessions, as well as the StarStone segment which does include the impact of the StarStone Intra-Group Cessions.
StarStone's new executive leadership has made significant progress in repositioning the underwriting portfolio this year to focus on core lines of business, which have a track record of performing and exiting under-performing lines of business in order to achieve improved underwriting profitability. As part of the new strategy for the StarStone segment, we have exited or disposed of various operations and investments that are no longer considered to be key to the new strategy. We have also closed StarStone offices in non-core locations. The StarStone leadership has separated the book into "core lines" and "exited lines" to manage the performance during the repositioning phase. The exited lines represent segments or lines of business where new business has ceased and includes some aerospace, casualty and property lines.

	Three Months Ended September 30,
	2019			2018
	StarStone Group	StarStone Intra-Group Cessions	StarStone Segment	StarStone Group	StarStone Intra-Group Cessions	StarStone Segment
	(in thousands of U.S. dollars)
Net premiums earned	$186,671	$19,601	$206,272	$161,459	$54,896	$216,355
Net incurred losses and LAE	(135,066)	(24,721)	(159,787)	(148,911)	(49,988)	(198,899)
Acquisition costs	(36,238)	(4,035)	(40,273)	(20,773)	(20,306)	(41,079)
Operating expenses	(31,026)	(58)	(31,084)	(36,952)	(1,048)	(38,000)
Underwriting loss	(15,659)	(9,213)	(24,872)	(45,177)	(16,446)	(61,623)
Net investment income	12,131	—	12,131	9,504	—	9,504
Net realized and unrealized gains	7,623	1,536	9,159	989	—	989
Other income	76	—	76	117	—	117
Interest income (expenses)	(4,276)	4,276	—	(573)	573	—
Net foreign exchange (loss) gain	676	799	1,475	(120)	(465)	(585)
EARNINGS (LOSS) BEFORE INCOME TAXES	571	(2,602)	(2,031)	(35,260)	(16,338)	(51,598)
Income tax benefit (expense)	(993)	—	(993)	118	—	118
NET LOSS	(422)	(2,602)	(3,024)	(35,142)	(16,338)	(51,480)
Net loss attributable to noncontrolling interest	173	147	320	14,414	—	14,414
NET LOSS ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$(249)	$(2,455)	$(2,704)	$(20,728)	$(16,338)	$(37,066)

Underwriting ratios(1):
Loss ratio	72.4%	126.1%	77.5%	92.2%	91.1%	91.9%
Acquisition cost ratio	19.4%	20.6%	19.5%	12.9%	37.0%	19.0%
Operating expense ratio	16.6%	0.3%	15.1%	22.9%	1.9%	17.6%
Combined ratio	108.4%	147.0%	112.1%	128.0%	130.0%	128.5%

(1)	Refer to "Underwriting Ratios" for a description of how these ratios are calculated.

In addition, the below table presents StarStone Group's underwriting income split by the lines of business that we consider core and exited:

	Three Months Ended September 30,
	2019			2018
	Core Lines	Exited Lines	StarStone Group	Core Lines	Exited Lines	StarStone Group
	(in thousands of U.S. dollars)
Net premiums earned	$164,808	$21,863	$186,671	$122,322	$39,137	$161,459
Net incurred losses and LAE	(98,819)	(36,247)	(135,066)	(95,132)	(53,779)	(148,911)
Acquisition costs	(31,409)	(4,829)	(36,238)	(15,001)	(5,772)	(20,773)
Operating expenses	(28,055)	(2,971)	(31,026)	(26,703)	(10,249)	(36,952)
Underwriting income (loss)	$6,525	$(22,184)	$(15,659)	$(14,514)	$(30,663)	$(45,177)

Underwriting ratios(1):
Loss ratio	60.0%	165.8%	72.4%	77.8%	137.4%	92.2%
Acquisition cost ratio	19.1%	22.1%	19.4%	12.3%	14.7%	12.9%
Operating expense ratio	16.9%	13.6%	16.6%	21.8%	26.2%	22.9%
Combined ratio	96.0%	201.5%	108.4%	111.9%	178.3%	128.0%
(1) Refer to "Underwriting Ratios" for a description of how these ratios are calculated.
Three Months Ended September 30: Net losses for the StarStone Group were $0.2 million for the three months ended September 30, 2019 compared to net losses of $20.7 million for the three months ended September 30, 2018, a change of $20.5 million. The result benefited from $12.1 million of net investment income and $7.6 million of net realized and unrealized gains, partially offset by the underwriting loss of $15.7 million that was principally due to losses from exited business lines and a reflection of the improving trends due to pricing and repositioning of the portfolio. The loss ratio for the StarStone Group decreased by 19.8 percentage points, reflecting repositioning actions to improve underwriting profitability. The acquisition cost ratio increased by 6.5 percentage points and the operating expense ratio decreased by 6.3 percentage points due to the non-renewal of the quota share arrangement with KaylaRe, resulting in a lower ceding commission and higher net premiums earned.
Net losses for the StarStone segment were $2.7 million for the three months ended September 30, 2019 compared to net losses of $37.1 million for the three months ended September 30, 2018, a decrease in net losses of $34.4 million. The decrease in net losses was primarily due to a decrease in underwriting losses of $36.8 million, higher net realized and unrealized gains on our investment portfolio of $8.2 million and an increase in net investment income of $2.6 million, partially offset by a decrease in losses attributable to noncontrolling interest of $14.1 million. The improvement in the underwriting performance was primarily due to the repositioning actions to improve underwriting profitability in core lines and reduced exposure in exited lines of business. The combined ratio was 112.1% for the three months ended September 30, 2019 as compared to 128.5% for the three months ended September 30, 2018. The loss ratio decreased by 14.4 percentage points, the acquisition cost ratio increased by 0.5 percentage points and the operating expense ratio decreased by 2.5 percentage points for the three months ended September 30, 2019.

	Nine Months Ended September 30,
	2019			2018
	StarStone Group	StarStone Intra-Group Cessions	StarStone Segment	StarStone Group	StarStone Intra-Group Cessions	StarStone Segment
	(in thousands of U.S. dollars)
Net premiums earned	$525,010	$78,447	$603,457	$416,395	$110,407	$526,802
Net incurred losses and LAE	(399,530)	(144,382)	(543,912)	(329,537)	(90,729)	(420,266)
Acquisition costs	(99,047)	(30,268)	(129,315)	(54,630)	(40,145)	(94,775)
Operating expenses	(99,929)	(501)	(100,430)	(104,561)	(2,138)	(106,699)
Underwriting loss	(73,496)	(96,704)	(170,200)	(72,333)	(22,605)	(94,938)
Net investment income	36,252	89	36,341	25,950	—	25,950
Net realized and unrealized gains (losses)	45,851	5,621	51,472	(15,150)	—	(15,150)
Other income (expenses)	455	—	455	(432)	—	(432)
Interest income (expenses)	(9,635)	9,160	(475)	(1,592)	1,045	(547)
Net foreign exchange (loss) gain	(1,198)	843	(355)	137	(1,200)	(1,063)
LOSS BEFORE INCOME TAXES	(1,771)	(80,991)	(82,762)	(63,420)	(22,760)	(86,180)
Income tax expense	(1,348)	—	(1,348)	(2,568)	—	(2,568)
Loss from equity method investments	(218)	—	(218)	—	—	—
NET LOSS	(3,337)	(80,991)	(84,328)	(65,988)	(22,760)	(88,748)
Net loss attributable to noncontrolling interest	1,362	16,086	17,448	27,076	—	27,076
NET LOSS ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$(1,975)	$(64,905)	$(66,880)	$(38,912)	$(22,760)	$(61,672)

Underwriting ratios(1):
Loss ratio	76.1%	184.1%	90.1%	79.1%	82.2%	79.8%
Acquisition cost ratio	18.9%	38.6%	21.4%	13.1%	36.4%	18.0%
Operating expense ratio	19.0%	0.6%	16.7%	25.2%	1.9%	20.2%
Combined ratio	114.0%	223.3%	128.2%	117.4%	120.5%	118.0%

(1)	Refer to "Underwriting Ratios" for a description of how these ratios are calculated.
In addition, the below table presents StarStone Group's underwriting income split by the lines of business that we consider core and exited:

	Nine Months Ended September 30,
	2019			2018
	Core Lines	Exited Lines	StarStone Group	Core Lines	Exited Lines	StarStone Group
	(in thousands of U.S. dollars)
Net premiums earned	$450,832	$74,178	$525,010	$321,371	$95,024	$416,395
Net incurred losses and LAE	(296,340)	(103,190)	(399,530)	(214,678)	(114,859)	(329,537)
Acquisition costs	(81,597)	(17,450)	(99,047)	(43,639)	(10,991)	(54,630)
Operating expenses	(82,947)	(16,982)	(99,929)	(80,700)	(23,861)	(104,561)
Underwriting loss	$(10,052)	$(63,444)	$(73,496)	$(17,646)	$(54,687)	$(72,333)

Underwriting ratios(1):
Loss ratio	65.7%	139.1%	76.1%	66.8%	120.9%	79.1%
Acquisition cost ratio	18.1%	23.5%	18.9%	13.6%	11.6%	13.1%
Operating expense ratio	18.4%	22.9%	19.0%	25.1%	25.1%	25.2%
Combined ratio	102.2%	185.5%	114.0%	105.5%	157.6%	117.4%
(1) Refer to "Underwriting Ratios" for a description of how these ratios are calculated.

Nine Months Ended September 30: Net losses for the StarStone Group were $2.0 million for the nine months ended September 30, 2019 compared to net losses of $38.9 million for the nine months ended September 30, 2018, a decrease in net losses of $36.9 million. The result benefited from $36.3 million of net investment income and $45.9 million of net realized and unrealized gains, partially offset by an underwriting loss of $73.5 million, primarily due to prior year losses from exited lines of business as well as unfavorable current year losses, principally within our U.S. casualty line of business within core lines. The acquisition cost ratio increased by 5.8 percentage points and the operating expense ratio decreased by 6.2 percentage points for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The non-renewal of the quota share arrangement with KaylaRe resulted in a lower ceding commission and higher net premiums earned, which led to an increase in the acquisition cost ratio and a decrease in the operating expense ratio, respectively.

Net losses for the StarStone segment were $66.9 million for the nine months ended September 30, 2019 compared to net losses of $61.7 million for the nine months ended September 30, 2018, an increase in net losses of $5.2 million. The increase in net losses was primarily due to an increase in underwriting losses of $75.3 million and a decrease in losses attributable to noncontrolling interest of $9.6 million, partially offset by an increase in net realized and unrealized gains on our investment portfolio of $66.6 million and an increase in net investment income of $10.4 million. Our results for the nine months ended September 30, 2019 include prior year unfavorable net loss development of $93.4 million, which primarily reflects prior year large losses on exited lines of business and the strengthening of our U.S. casualty reserves in the second quarter of 2019, as discussed above. The loss ratio increased by 10.3 percentage points, the acquisition cost ratio increased by 3.4 percentage points and the operating expense ratio decreased by 3.5 percentage points for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Investment results are separately discussed below in "Investments."

Gross Premiums Written:
The following table provides gross premiums written by line of business for the StarStone segment:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands of U.S. dollars)
Casualty	$98,130	$86,497	$11,633	$288,018	$254,920	$33,098
Marine	47,774	57,388	(9,614)	190,952	231,695	(40,743)
Property	29,309	93,498	(64,189)	92,630	254,734	(162,104)
Aerospace	17,076	20,486	(3,410)	46,603	48,375	(1,772)
Workers' Compensation	28,868	24,656	4,212	88,431	99,143	(10,712)
Total	$221,157	$282,525	$(61,368)	$706,634	$888,867	$(182,233)
Three Months Ended September 30: Gross premiums written for the StarStone segment were $221.2 million and $282.5 million for the three months ended September 30, 2019 and 2018, respectively, a decrease of $61.4 million. The decrease in gross premiums written reflects a continuation of the trends in the previous quarters and was primarily driven by the property and marine lines of business, which decreased by $64.2 million and $9.6 million, respectively. We wrote less premium in 2019 compared to 2018 largely as a result of our strategy to exit certain lines of business and to focus on core lines. The decrease in gross premiums written reflects the execution of this strategy.
Nine Months Ended September 30: Gross premiums written were $706.6 million and $888.9 million for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $182.2 million. We wrote less premium in 2019 compared to 2018 largely as a result of our strategy to exit certain lines of business and to focus on core lines. The decrease in gross premiums written reflects the execution of this strategy. The property and marine lines of business decreased by $162.1 million and $40.7 million, respectively. The $33.1 million increase in the casualty line of business was primarily due to improving rates in the U.S. and new business opportunities underwritten through our European platform.

Net Premiums Earned:
The following table provides net premiums earned by line of business for the StarStone segment:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands of U.S. dollars)
Casualty	$84,923	$69,122	$15,801	$241,704	$178,746	$62,958
Marine	52,529	62,905	(10,376)	163,948	150,663	13,285
Property	34,549	49,009	(14,460)	103,787	114,093	(10,306)
Aerospace	8,603	19,904	(11,301)	33,939	44,594	(10,655)
Workers' Compensation	25,668	15,415	10,253	60,079	38,706	21,373
Total	$206,272	$216,355	$(10,083)	$603,457	$526,802	$76,655
Three Months Ended September 30: Net premiums earned for the StarStone segment were $206.3 million and $216.4 million for the three months ended September 30, 2019 and 2018, respectively, a decrease of $10.1 million. The decrease in net premiums earned was primarily due to the impact of lower gross premiums written as a result of our repositioning activities.
Net premiums earned for the StarStone Group for the three months ended September 30, 2019 were $186.7 million, an increase of $25.2 million compared to the three months ended September 30, 2018. The increase was primarily driven by lower ceded premiums due to the non-renewal of the quota share with KaylaRe.
Nine Months Ended September 30: Net premiums earned for the StarStone segment were $603.5 million and $526.8 million for the nine months ended September 30, 2019 and 2018, respectively, an increase of $76.7 million. The increase in net premiums earned was primarily due to increased premiums earned in the StarStone Group and the impact of eliminating the ceded premium earned related to KaylaRe after its acquisition.
Net premiums earned for the StarStone Group for the nine months ended September 30, 2019 were $525.0 million, an increase of $108.6 million compared to the nine months ended September 30, 2018. The increase was primarily driven by lower ceded premiums due to the non-renewal of the quota share with KaylaRe.

Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the StarStone segment:

	Three Months Ended September 30,
	2019			2018
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$124,336	$17,847	$142,183	$95,422	$13,473	$108,895
Net change in case and LAE reserves (1)	(9,672)	(5,200)	(14,872)	(19,919)	37,468	17,549
Net change in IBNR reserves (2)	(112,123)	144,069	31,946	(63,294)	134,454	71,160
Increase in estimates of net ultimate losses	2,541	156,716	159,257	12,209	185,395	197,604
Increase (reduction) in provisions for unallocated LAE	(2,460)	2,449	(11)	(2,023)	3,605	1,582
Amortization of fair value adjustments	541	—	541	(287)	—	(287)
Net incurred losses and LAE	$622	$159,165	$159,787	$9,899	$189,000	$198,899
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

Three Months Ended September 30: Net incurred losses and LAE for the three months ended September 30, 2019 and 2018 were $159.8 million and $198.9 million, respectively. Net unfavorable prior year loss development was $0.6 million for the three months ended September 30, 2019 compared to net unfavorable prior year loss development of $9.9 million for the three months ended September 30, 2018. Excluding prior year net loss development, net incurred losses and LAE for the three months ended September 30, 2019 and 2018 were $159.2 million and $189.0 million, respectively.
The following table shows the components of net incurred losses and LAE for the StarStone segment for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019			2018
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$346,323	$36,542	$382,865	$268,997	$33,840	$302,837
Net change in case and LAE reserves (1)	(14,922)	49,119	34,197	(55,541)	94,456	38,915
Net change in IBNR reserves (2)	(233,528)	357,243	123,715	(183,422)	258,453	75,031
Increase in estimates of net ultimate losses	97,873	442,904	540,777	30,034	386,749	416,783
Increase (reduction) in provisions for unallocated LAE	(4,735)	7,560	2,825	(5,313)	9,325	4,012
Amortization of fair value adjustments	310	—	310	(529)	—	(529)
Net incurred losses and LAE	$93,448	$450,464	$543,912	$24,192	$396,074	$420,266
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
Nine Months Ended September 30: Net incurred losses and LAE for the nine months ended September 30, 2019 and 2018 were $543.9 million and $420.3 million, respectively. The increase in net incurred losses was primarily due to lower reinsurance recoveries due to the non-renewal of the KaylaRe quota share and subsequent consolidation and elimination upon acquisition and net unfavorable prior year loss development. Net unfavorable prior year loss development was $93.4 million for the nine months ended September 30, 2019 compared to net unfavorable prior year loss development of $24.2 million for the nine months ended September 30, 2018. Excluding prior year loss development, net incurred losses and LAE for the nine months ended September 30, 2019 and 2018 were $450.5 million and $396.1 million, respectively. Net unfavorable prior year loss development for the nine months ended September 30, 2019 was primarily related to unfavorable development on the U.S. casualty line of business, reflecting an increase in the frequency and severity of losses and social inflation and lines of business which we have either exited or which are subject to remediation as part of our underwriting repositioning.

Acquisition Costs:
Three Months Ended September 30: Acquisition costs for the StarStone segment were $40.3 million and $41.1 million for the three months ended September 30, 2019 and 2018, respectively, a decrease of $0.8 million. The acquisition cost ratios for the three months ended September 30, 2019 and 2018 were 19.5% and 19.0%, respectively.
Acquisition costs for the StarStone Group were $36.2 million and $20.8 million for the three months ended September 30, 2019 and 2018, respectively, an increase of $15.5 million. The acquisition cost ratios for the three months ended September 30, 2019 and 2018 were 19.4% and 12.9%, respectively, an increase of 6.5 percentage points. The increase in the acquisition cost ratio is primarily attributable to the non-renewal of the quota share arrangement with KaylaRe, and as a result, the StarStone Group did not benefit as substantially from the quota share ceding overriding commission for the three months ended September 30, 2019.
Nine Months Ended September 30: Acquisition costs for the StarStone segment were $129.3 million and $94.8 million for the nine months ended September 30, 2019 and 2018, respectively, an increase of $34.5 million. The acquisition cost ratios for the nine months ended September 30, 2019 and 2018 were 21.4% and 18.0%, respectively, an increase of 3.4 percentage points.

Acquisition costs for the StarStone Group were $99.0 million and $54.6 million for the nine months ended September 30, 2019 and 2018, respectively, an increase of $44.4 million. The acquisition cost ratios for the nine months ended September 30, 2019 and 2018 were 18.9% and 13.1%, respectively, an increase of 5.8 percentage points.
Operating Expenses:
Three and Nine Months Ended September 30: Operating expenses for the StarStone segment for the three months ended September 30, 2019 and 2018 were $31.1 million and $38.0 million, respectively, and $100.4 million and $106.7 million for the nine months ended September 30, 2019 and 2018, respectively. The operating expense ratios for the three months ended September 30, 2019 and 2018 were 15.1% and 17.6%, respectively, a decrease of 2.5 percentage points. The operating expense ratios for the nine months ended September 30, 2019 and 2018 were 16.7% and 20.2%, respectively, a decrease of 3.5 percentage points.
The operating expense ratios for the StarStone Group for the three months ended September 30, 2019 and 2018 were 16.6% and 22.9%, respectively, a decrease of 6.3 percentage points. The operating expense ratios for the nine months ended September 30, 2019 and 2018 were 19.0% and 25.2%, respectively, a decrease of 6.2 percentage points. The decrease in the operating expense ratio is primarily attributable to the non-renewal of the quota share arrangement with KaylaRe, leading to higher net earned premium for the three and nine months ended September 30, 2019 for the StarStone Group.
Income Taxes:
Three and Nine Months Ended September 30: Income tax expense for the StarStone segment for the three months ended September 30, 2019 was $1.0 million compared to an income tax benefit of $0.1 million for the three months ended September 30, 2018. For the nine months ended September 30, 2019, income tax expense was $1.3 million compared to $2.6 million for the nine months ended September 30, 2018. The income tax benefit (expense) is generally driven by the geographical distribution of pre-tax earnings (loss) between taxable and non-taxable jurisdictions.
Noncontrolling Interest:
Three Months Ended September 30: The net losses attributable to the noncontrolling interest in the StarStone segment were $0.3 million for the three months ended September 30, 2019, compared to net losses attributable to the noncontrolling interest of $14.4 million for the three months ended September 30, 2018. The net losses attributable to the noncontrolling interest for the three months ended September 30, 2018 were primarily due to the net losses in the StarStone Group for the three months ended September 30, 2018.
Nine Months Ended September 30: The net losses attributable to the noncontrolling interest in the StarStone segment were $17.4 million for the nine months ended September 30, 2019, compared to net losses attributable to the noncontrolling interest of $27.1 million for the nine months ended September 30, 2018. The net losses attributable to the noncontrolling interest for the nine months ended September 30, 2019 were due to the net losses in both the StarStone Group and the StarStone Intra-Group Cessions for the nine months ended September 30, 2019.
As of September 30, 2019 and 2018, Trident and Dowling had a combined 41.0% noncontrolling interest in the StarStone Group.

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
The following is a discussion and analysis of our results of operations for our other activities, which are summarized below:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
	(in thousands of U.S. dollars)
Net premiums earned	$4,303	$823	$3,480	$16,872	$2,875	$13,997
Net incurred losses and LAE	(3,647)	—	(3,647)	(13,068)	—	(13,068)
Life and Annuity Policy Benefits	—	(423)	423	(2,290)	(217)	(2,073)
Acquisition costs	(177)	(108)	(69)	(554)	(389)	(165)
Underwriting income	479	292	187	960	2,269	(1,309)
Net investment expense	(2,147)	(918)	(1,229)	(6,278)	4,012	(10,290)
Net realized and unrealized gains (losses)	270	100	170	5,849	(6,803)	12,652
Other income (expenses)	1,000	(4)	1,004	1,971	(207)	2,178
Corporate expenses	(12,824)	(8,925)	(3,899)	(36,051)	(28,677)	(7,374)
Interest Income	3,014	1,311	1,703	7,152	3,536	3,616
Net foreign exchange gains (losses)	24	(210)	234	(2)	1,138	(1,140)
LOSS BEFORE INCOME TAXES	(10,184)	(8,354)	(1,830)	(26,399)	(24,732)	(1,667)
Income tax expense	—	(2)	2	(85)	(13)	(72)
NET LOSS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	(10,184)	(8,356)	(1,828)	(26,484)	(24,745)	(1,739)
Dividends on preferred shares	(8,925)	(5,133)	(3,792)	(26,989)	(5,133)	(21,856)
NET LOSS ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$(19,109)	$(13,489)	$(5,620)	$(53,473)	$(29,878)	$(23,595)
Overall Results:
Three Months Ended September 30: Net losses were $19.1 million for the three months ended September 30, 2019, compared to net losses of $13.5 million for the three months ended September 30, 2018, an increase in net losses of $5.6 million, which primarily resulted from $8.9 million of dividends on the preferred shares that were issued in June and November 2018 and a $3.9 million increase in corporate expenses.
Nine Months Ended September 30: Net losses were $53.5 million for the nine months ended September 30, 2019, compared to net losses of $29.9 million for the nine months ended September 30, 2018, an increase in net losses of $23.6 million, which primarily resulted from $27.0 million of dividends on the preferred shares that were issued in June and November 2018, a decrease in net investment income of $10.3 million and a $7.4 million increase in corporate expenses, partially offset by a $12.7 million increase in net realized and unrealized gains in the current period.
Investment results are separately discussed below in "Investable Assets."
Underwriting Income:
Three and Nine Months Ended September 30: Underwriting income was $0.5 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and $1.0 million and $2.3 million for nine months ended September 30, 2019 and 2018, respectively, a decrease of $1.3 million. Our other activities includes our remaining life business and other active underwriting.

Corporate Expenses:
Three and Nine Months Ended September 30: Corporate expenses were $12.8 million for the three months ended September 30, 2019 compared to $8.9 million in the three months ended September 30, 2018. Corporate expenses were $36.1 million in the nine months ended September 30, 2019 compared to $28.7 million in the nine months ended September 30, 2018. The increase for both the three and nine months ended September 30, 2019, was primarily related to an increase in performance-related compensation as a result of higher consolidated net earnings in 2019 compared to 2018.
Interest Income:
Three and Nine Months Ended September 30: Interest income was $3.0 million and $1.3 million for the three months ended September 30, 2019 and 2018, respectively, an increase of $1.7 million. Interest income was $7.2 million and $3.5 million for the nine months ended September 30, 2019 and 2018, respectively, an increase of $3.6 million. This represents the elimination of interest expense between our reportable segments.

Dividends on Preferred Shares:
Three and Nine Months Ended September 30: The dividends on preferred shares were $8.9 million and $5.1 million for the three months ended September 30, 2019 and 2018, respectively, and $27.0 million and $5.1 million for the nine months ended September 30, 2019 and 2018, respectively. On June 28, 2018, we issued 16,000 Series D Preferred Shares with an aggregate liquidation value of $400.0 million. On November 21, 2018, we issued 4,400 Series E Preferred Shares with an aggregate liquidation value of $110.0 million. The dividends on the Series D and E Preferred Shares are non-cumulative and may be paid quarterly in arrears on the first day of March, June, September and December of each year, only when, as and if declared.

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
Investable assets were $14.0 billion as of September 30, 2019 as compared to $12.5 billion as of December 31, 2018, an increase of 11.8%. The increase was primarily due to unrealized gains recorded in 2019 and the investments and funds held balance acquired in relation to the AmTrust RITC, Amerisure and Maiden transactions completed in 2019.
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

	September 30, 2019
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Short-term investments, trading, at fair value	$76,156	$579	$124	$—	$76,859
Short-term investments, available-for-sale, at fair value	3,219	—	6,370	—	9,589
Fixed maturities, trading, at fair value	5,986,657	141,368	1,022,519	—	7,150,544
Fixed maturities, available-for-sale, at fair value	361,491	18,844	26,043	—	406,378
Funds held - directly managed	1,243,448	—	—	—	1,243,448
Equities, at fair value	598,316	4,292	125,818	—	728,426
Other investments, at fair value	2,262,915	8,926	125,011	—	2,396,852
Equity method investments	282,463	—	—	—	282,463
Total investments	10,814,665	174,009	1,305,885	—	12,294,559
Cash and cash equivalents (including restricted cash)	753,325	71,322	508,498	7,768	1,340,913
Funds held by reinsured companies	325,537	25,977	32,773	8,982	393,269
Total investable assets	$11,893,527	$271,308	$1,847,156	$16,750	$14,028,741
Duration (in years) (1)	5.36	1.72	1.87	0.00	4.74
Average credit rating (2)	A+	AA-	AA-	AAA	A+

	December 31, 2018
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Short-term investments, trading, at fair value	$106,375	$541	$7,200	$—	$114,116
Fixed maturities, trading, at fair value	5,790,219	139,121	1,319,453	—	7,248,793
Fixed maturities, available-for-sale, at fair value	—	29,975	—	121,634	151,609
Funds held - directly managed	1,198,154	—	—	—	1,198,154
Equities, at fair value	335,632	3,193	28,300	—	367,125
Other investments, at fair value	1,825,307	7,166	113,024	12,260	1,957,757
Equity method investments	204,507	—	—	—	204,507
Total investments	9,460,194	179,996	1,467,977	133,894	11,242,061
Cash and cash equivalents (including restricted cash)	585,956	54,679	318,811	23,138	982,584
Funds held by reinsured companies	263,713	26,489	20,823	10,242	321,267
Total investable assets	$10,309,863	$261,164	$1,807,611	$167,274	$12,545,912
Duration (in years) (1)	5.41	1.70	2.66	5.70	4.86
Average credit rating (2)	A+	AA-	A+	AA-	A+
(1) The duration calculation includes cash and cash equivalents, short-term investments, fixed maturities and the fixed maturities within our funds held - directly managed portfolios at September 30, 2019 and December 31, 2018.
(2) The average credit ratings calculation includes cash and cash equivalents, short-term investments, fixed maturities and the fixed maturities within our funds held - directly managed portfolios at September 30, 2019 and December 31, 2018.
As of both September 30, 2019 and December 31, 2018, our investment portfolio, including funds held - directly managed, had an average credit quality rating of A+. As of September 30, 2019 and December 31, 2018, our fixed maturity investments (classified as trading and available-for-sale and our fixed maturity investments included within funds held - directly managed) that were non-investment grade (i.e. rated lower than BBB- and non-rated securities) comprised 4.8% and 3.8% of our total fixed maturity investment portfolio, respectively. A detailed schedule of average credit ratings by asset class as of September 30, 2019 is included in Note 4 - "Investments" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Schedules of maturities by asset class are included in Note 4 - "Investments" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

Composition of Investment Portfolio By Asset Class
The following tables summarize the composition of our investment portfolio by asset class:

	September 30, 2019
	AAA Rated	AA Rated	A Rated	BBB Rated	Non-investment Grade	Not Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and available-for-sale and funds held - directly managed
U.S. government & agency	$506,826	$—	$—	$—	$—	$—	$506,826	4.1%
U.K. government	—	295,957	—	—	—	—	295,957	2.4%
Other government	303,279	154,187	66,423	156,230	34,975	—	715,094	5.9%
Corporate	127,149	558,260	2,569,000	1,626,305	296,641	12,530	5,189,885	42.3%
Municipal	11,548	76,177	51,347	22,292	—	—	161,364	1.3%
Residential mortgage-backed	310,759	45,094	2,304	2,313	40,718	7,319	408,507	3.3%
Commercial mortgage-backed	606,878	103,702	92,312	67,072	6,743	10,630	887,337	7.2%
Asset-backed	302,808	83,926	187,062	118,084	16,120	854	708,854	5.8%
Total	2,169,247	1,317,303	2,968,448	1,992,296	395,197	31,333	8,873,824	72.3%

Other assets included within funds held - directly managed							12,994	0.1%

Equities
Publicly traded equities							312,711	2.5%
Exchange-traded funds							184,024	1.5%
Privately held equities							231,691	1.9%
Total							728,426	5.9%

Other investments
Hedge funds							997,593	8.1%
Fixed income funds							554,067	4.5%
Equity funds							373,814	3.0%
Private equity funds							305,756	2.5%
CLO equities							67,109	0.5%
CLO equity funds							89,493	0.7%
Other							9,020	0.1%
Total							2,396,852	19.4%

Equity method investments							282,463	2.3%

Total investments	$2,169,247	$1,317,303	$2,968,448	$1,992,296	$395,197	$31,333	$12,294,559	100.0%

	December 31, 2018
	AAA Rated	AA Rated	A Rated	BBB Rated	Non-investment Grade	Not Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and available-for-sale and funds held - directly managed
U.S. government & agency	$502,819	$7,426	$—	$—	$—	$—	$510,245	4.5%
U.K. government	2,144	298,487	—	—	—	—	300,631	2.7%
Other government	322,606	213,639	69,601	154,800	32,592	572	793,810	7.1%
Corporate	129,059	470,571	2,306,532	1,731,398	197,822	4,458	4,839,840	43.1%
Municipal	7,934	69,270	41,666	11,395	—	—	130,265	1.2%
Residential mortgage-backed	644,418	51,729	8,658	10,495	54,727	3,530	773,557	6.9%
Commercial mortgage-backed	487,054	70,620	77,538	60,879	7,297	9,675	713,063	6.3%
Asset-backed	358,574	68,174	125,644	66,136	17,573	380	636,481	5.7%
Total	2,454,608	1,249,916	2,629,639	2,035,103	310,011	18,615	8,697,892	77.5%

Other assets included within funds held - directly managed							14,780	0.1%

Equities
Publicly traded equities							138,415	1.2%
Privately held equities							228,710	2.0%
Total							367,125	3.2%

Other investments
Hedge funds							852,584	7.6%
Fixed income funds							403,858	3.6%
Equity funds							333,681	3.0%
Private equity funds							248,628	2.2%
CLO equities							39,052	0.3%
CLO equity funds							37,260	0.3%
Private credit funds							33,381	0.3%
Other							9,313	0.1%
Total							1,957,757	17.4%

Equity method investments							204,507	1.8%

Total investments	$2,454,608	$1,249,916	$2,629,639	$2,035,103	$310,011	$18,615	$11,242,061	100.0%
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

The following tables summarize the amortized cost, gross unrealized gains and losses and the fair value of our short-term investments and fixed maturity investments, classified as trading and available-for-sale, and the fixed maturity investments included within our funds held - directly managed:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$495,484	$11,675	$(333)	$506,826
U.K. government	275,156	22,626	(1,825)	295,957
Other government	703,795	23,368	(12,069)	715,094
Corporate	5,011,697	211,377	(33,189)	5,189,885
Municipal	147,637	13,732	(5)	161,364
Residential mortgage-backed	401,266	7,932	(691)	408,507
Commercial mortgage-backed	859,507	30,759	(2,929)	887,337
Asset-backed	711,063	2,518	(4,727)	708,854
	$8,605,605	$323,987	$(55,768)	$8,873,824

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$512,360	$1,904	$(4,019)	$510,245
U.K. government	301,749	6,526	(7,644)	300,631
Other government	814,614	5,261	(26,065)	793,810
Corporate	5,019,018	12,195	(191,373)	4,839,840
Municipal	132,928	494	(3,157)	130,265
Residential mortgage-backed	772,457	5,846	(4,746)	773,557
Commercial mortgage-backed	729,232	2,613	(18,782)	713,063
Asset-backed	642,618	1,032	(7,169)	636,481
	$8,924,976	$35,871	$(262,955)	$8,697,892
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

The following table summarizes the composition of our top ten corporate issuers included within our short-term investments and fixed maturity investments, classified as trading and available-for-sale and the fixed maturity investments included within our funds held - directly managed balance as of September 30, 2019:

	Fair Value	Average Credit Rating
	(in thousands of U.S. dollars)
JPMorgan Chase & Co	$106,013	A
Citigroup Inc	101,913	BBB
Bank of America Corp	101,194	A
Apple Inc	95,475	AA+
Morgan Stanley	90,504	A-
Comcast Corp	72,858	A-
Wells Fargo & Co	71,369	A
HSBC Holdings PLC	67,952	A
Walmart Inc	58,610	AA
Goldman Sachs Group Inc	55,210	A-
	$821,098
Investment Results
The following tables summarize our investment results by major investment category and by segment. Additional information is included in Note 4 - "Investments" to our unaudited condensed consolidated financial statements included within Item 1 of the Quarterly Report on Form 10-Q.

	Three Months Ended September 30, 2019
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Net investment income:
Fixed maturities and cash and cash equivalents	$69,049	$1,652	$10,639	$(12)	$81,328
Equity securities	3,925	16	475	—	4,416
Other	3,188	138	1,485	(2,169)	2,642
Gross investment income	76,162	1,806	12,599	(2,181)	88,386
Investment expenses	(2,410)	(70)	(468)	34	(2,914)
Net investment income (expense)	$73,752	$1,736	$12,131	$(2,147)	$85,472

Net realized and unrealized gains and losses:
Fixed maturity securities	130,091	564	7,306	1	137,962
Equity securities	6,493	31	(348)	—	6,176
Other investments	1,590	(13)	2,201	269	4,047
Net realized and unrealized gains	$138,174	$582	$9,159	$270	$148,185

Annualized income from cash and fixed maturities	$276,196	$6,608	$42,556	$(48)	$325,312
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	8,632,415	251,305	1,619,635	15,279	10,518,634
Annualized Investment Book Yield	3.20%	2.63%	2.63%	(0.31)%	3.09%

Total financial statement return (2)	$211,926	$2,318	$21,290	$(1,877)	$233,657
Average aggregate invested assets, at fair value (1)	11,662,416	264,029	1,844,433	18,293	13,789,171
Financial Statement Portfolio Return	1.82%	0.88%	1.15%	(10.26)%	1.69%

	Three Months Ended September 30, 2018
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Net investment income:
Fixed maturities and cash and cash equivalents	$51,748	$1,457	$9,017	$365	$62,587
Equity securities	459	6	480	1	946
Other investments and other	8,762	196	636	(1,270)	8,324
Gross investment income	60,969	1,659	10,133	(904)	71,857
Investment expenses	(1,722)	(62)	(629)	(14)	(2,427)
Net investment income (expense)	$59,247	$1,597	$9,504	$(918)	$69,430

Net realized and unrealized gains and losses:
Fixed maturity securities	$(22,867)	$(10)	$(1,655)	$1	$(24,531)
Equity securities	2,139	112	245	—	2,496
Other investments	(37,778)	92	2,399	99	(35,188)
Net realized and unrealized gains (losses)	$(58,506)	$194	$989	$100	$(57,223)

Annualized income from cash and fixed maturities	$206,992	$5,828	$36,068	$1,460	$250,348
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	7,548,860	267,750	1,528,574	166,763	9,511,947
Annualized Investment Book Yield	2.74%	2.18%	2.36%	0.88%	2.63%

Total financial statement return (2)	$741	$1,791	$10,493	$(818)	$12,207
Average aggregate invested assets, at fair value (1)	9,274,048	274,200	1,643,839	182,381	11,374,468
Financial Statement Portfolio Return	0.01%	0.65%	0.64%	(0.45)%	0.11%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
(2) This is the sum of net investment income and net realized and unrealized gains (losses) from our U.S. GAAP consolidated financial statements.
Net Investment Income:
Net investment income increased by $16.0 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to an $18.7 million increase in net investment income from fixed maturities and cash and cash equivalents, principally due to an increase of $1,006.7 million in our average aggregate fixed maturities and cash and cash equivalents. The increase in our average aggregate fixed maturities and cash and cash equivalents was primarily due to the AmTrust RITC, Amerisure and Maiden transactions in 2019, and the Kayla Re, Zurich, Neon, Novae transactions in 2018. The book yield increased by 46 basis points primarily due to the contractual yield received on the 2019 transactions and higher reinvestment rates.
Net Realized and Unrealized Gains (Losses):
Net realized and unrealized gains were $148.2 million for the three months ended September 30, 2019 compared to net realized and unrealized losses of $57.2 million for the three months ended September 30, 2018, a change of $205.3 million. Included in net realized and unrealized gains (losses) are the following items:

•
net realized and unrealized gains on fixed income securities, including fixed income securities within our fund held portfolios, of $138.0 million for the three months ended September 30, 2019, compared to net realized and unrealized losses of $24.5 million for the three months ended September 30, 2018, a change of $162.5 million, primarily driven by higher valuations due to declining interest rates in the current period, compared to lower valuations in the comparative period due to increased sovereign yields;

•
net realized and unrealized gains on equity securities of $6.2 million for the three months ended September 30, 2019, compared to $2.5 million for the three months ended September 30, 2018, an increase of $3.6 million, primarily driven by a more favorable movement in international equity markets in 2019 compared the comparative period; and

•
net realized and unrealized gains on other investments and other items of $4.0 million for the three months ended September 30, 2019, compared to realized and unrealized losses of $35.2 million for the three months ended September 30, 2018, representing an increase of $39.2 million. The unrealized gains for the three months ended September 30, 2019 primarily comprised unrealized gains in fixed income funds, principally driven by declining interest rates, and private equity funds, partially offset by unrealized losses on our hedge funds, equity funds and CLO equities. The unrealized losses for the three months ended September 30, 2018 primarily comprised unrealized losses in our hedge funds and equity funds, partially offset by unrealized gains in our CLO equities, fixed income funds and private equity funds.

The following tables summarize our investment results for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Net investment income:
Fixed maturities and cash and cash equivalents	$194,854	$4,854	$32,744	$949	$233,401
Equity securities	9,706	52	1,460	—	11,218
Other	9,836	839	3,941	(7,357)	7,259
Gross investment income	214,396	5,745	38,145	(6,408)	251,878
Investment expenses	(8,059)	(245)	(1,804)	130	(9,978)
Net investment income (expense)	$206,337	$5,500	$36,341	$(6,278)	$241,900

Net realized and unrealized gains and losses:
Fixed maturity securities	521,862	4,338	48,438	4,151	578,789
Equity securities	31,675	578	(2,200)	—	30,053
Other investments	262,365	548	5,234	1,698	269,845
Net realized and unrealized gains and losses	$815,902	$5,464	$51,472	$5,849	$878,687

Annualized income from cash and fixed maturities	$259,805	$6,472	$43,659	$1,265	$311,201
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	8,621,207	255,591	1,644,970	87,240	10,609,008
Annualized Investment Book Yield	3.01%	2.53%	2.65%	1.45%	2.93%

Total financial statement return (2)	$1,022,239	$10,964	$87,813	$(429)	$1,120,587
Average aggregate invested assets, at fair value (1)	11,314,815	266,108	1,819,670	97,396	13,497,989
Financial Statement Portfolio Return	9.03%	4.12%	4.83%	(0.44)%	8.30%

	Nine Months Ended September 30, 2018
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Net investment income:
Fixed maturities and cash and cash equivalents	$155,141	$3,751	$25,153	$1,118	$185,163
Equity securities	2,719	36	1,033	—	3,788
Other investments and other	15,727	477	1,887	3,018	21,109
Gross investment income	173,587	4,264	28,073	4,136	210,060
Investment expenses	(5,398)	(197)	(2,123)	(124)	(7,842)
Net investment income	$168,189	$4,067	$25,950	$4,012	$202,218

Net realized and unrealized gains and losses:
Fixed maturity securities	$(204,572)	$(1,966)	$(20,801)	$6	$(227,333)
Equity securities	4,315	157	5,249	—	9,721
Other investments	(30,572)	(80)	402	(6,809)	(37,059)
Net realized and unrealized losses	$(230,829)	$(1,889)	$(15,150)	$(6,803)	$(254,671)

Annualized income from cash and fixed maturities	$206,855	$5,001	$33,537	$1,491	$246,884
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	7,625,029	265,920	1,508,229	163,643	9,562,821
Annualized Investment Book Yield	2.71%	1.88%	2.22%	0.91%	2.58%

Total financial statement return (2)	$(62,640)	$2,178	$10,800	$(2,791)	$(52,453)
Average aggregate invested assets, at fair value (1)	8,988,208	273,349	1,648,170	242,195	11,151,922
Financial Statement Portfolio Return	(0.70)%	0.80%	0.66%	(1.15)%	(0.47)%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
(2) This is the sum of net investment income and net realized and unrealized gains (losses) from our U.S. GAAP consolidated financial statements.
Net Investment Income:
Net investment income increased by $39.7 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to a $48.2 million increase in net investment income from fixed maturities and cash and cash equivalents, principally due to an increase of $1,046.2 million in our average aggregate fixed maturities and cash and cash equivalents. The increase in our average aggregate fixed maturities and cash and cash equivalents was primarily due the AmTrust RITC, Amerisure and Maiden transactions in 2019. The book yield increased by 35 basis points, primarily due to the contractual yield received on the 2019 transactions and higher reinvestment rates.
Net Realized and Unrealized Gains (Losses):
Net realized and unrealized gains were $878.7 million for the nine months ended September 30, 2019 compared to net realized and unrealized losses of $254.7 million for the nine months ended September 30, 2018, a change of $1,133.4 million. Included in net realized and unrealized gains (losses) are the following items:

•
net realized and unrealized gains on fixed income securities, including fixed income securities within our funds held portfolios, of $578.8 million for the nine months ended September 30, 2019, compared to net realized and unrealized losses of $227.3 million for the nine months ended September 30, 2018, an increase of $806.1 million, primarily driven by higher valuations due to declining interest rates in the current period, compared to lower valuations in the comparative period due to increased sovereign yields;

•
net realized and unrealized gains on equity securities of $30.1 million for the nine months ended September 30, 2019, compared to $9.7 million for the nine months ended September 30, 2018, an increase of $20.3 million, primarily driven by a more favorable movement in international equity markets in 2019 compared to the comparative period; and

•
net realized and unrealized gains on other investments and other items of $269.8 million for the nine months ended September 30, 2019, compared to realized and unrealized losses of $37.1 million for the nine months ended September 30, 2018, representing a change of $306.9 million. The unrealized gains for the nine months ended September 30, 2019 primarily comprised unrealized gains in our hedge funds, equity funds, fixed income funds and private equity funds, principally driven by declining interest rates and a more favorable movement in international equity markets in 2019. The unrealized losses for the nine months ended September 30, 2018 primarily comprised unrealized losses in our equity funds, call options on equity and hedge funds, partially offset by unrealized gains on our fixed income funds, CLO equities and private equities.

Liquidity and Capital Resources
Overview
Enstar aims to generate cash flows from our insurance operations and investments, preserve sufficient capital for future acquisitions, and develop relationships with lenders who provide borrowing capacity at competitive rates.
Our capital resources as of September 30, 2019 included total Enstar Group Limited shareholders' equity of $4.6 billion, redeemable noncontrolling interest of $434.8 million classified as temporary equity, and debt obligations of $1.2 billion. The redeemable noncontrolling interest may be settled in the future in cash or Enstar ordinary shares, at our option. Based on our current loss reserves position, our portfolios of in-force insurance and reinsurance business, and our investment positions, we believe we are well capitalized.
The following table details our capital position:

	September 30, 2019	December 31, 2018	Change
	(in thousands of U.S. dollars)
Ordinary shareholders' equity	$4,127,800	$3,391,933	$735,867
Series D and E Preferred Shares	510,000	510,000	—
Total Enstar Group Limited Shareholders' Equity (A)	4,637,800	3,901,933	735,867
Noncontrolling interest	12,690	12,056	634
Total Shareholders' Equity (B)	4,650,490	3,913,989	736,501

Senior Notes	841,812	348,054	493,758
Revolving credit facility	20,000	15,000	5,000
Term loan facility	348,863	498,485	(149,622)
Total debt (C)	1,210,675	861,539	349,136

Redeemable noncontrolling interest (D)	434,787	458,543	(23,756)

Total capitalization = (B) + (C) + (D)	$6,295,952	$5,234,071	$1,061,881

Total capitalization attributable to Enstar = (A) + (C)	$5,848,475	$4,763,472	$1,085,003

Debt to total capitalization	19.2%	16.5%	2.7%
Debt and Series D and E Preferred Shares to total capitalization	27.3%	26.2%	1.1%

Debt to total capitalization attributable to Enstar	20.7%	18.1%	2.6%
Debt and Series D and E Preferred Shares to total capitalization available to Enstar	29.4%	28.8%	0.6%

As of September 30, 2019, we had $832.6 million of cash and cash equivalents, excluding restricted cash that supports insurance operations, and included in this amount was $685.5 million held by foreign subsidiaries outside of Bermuda. Based on our group's current corporate structure with a Bermuda domiciled parent company and the jurisdictions in which we operate, if the cash and cash equivalents held by our foreign subsidiaries were to be distributed to us, as dividends or otherwise, such amounts would not be subject to incremental income taxes, however in certain circumstances withholding taxes may be imposed by some jurisdictions, including the United States. Based on existing tax laws, regulations and our current intentions, there was no accrual as of September 30, 2019 for any material withholding taxes on dividends or other distributions, as described in Note 18 - "Income Taxation" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
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
The following table details the dividends that have been declared and paid on our Series D and E Preferred Shares from January 1, 2019 to November 6, 2019:

				Dividend per:
Preferred Share Series	Date Declared	Record Date	Date Paid or Payable	Preferred Share	Depositary Share	Total dividends paid and declared in the nine months ended September 30, 2019
				(in U.S. dollars)		(in thousands of U.S. dollars)
Series D	February 21, 2019	February 15, 2019	March 1, 2019	$437.50	$0.43750	$7,000
Series E	February 21, 2019	February 15, 2019	March 1, 2019	$486.11	$0.48611	2,139
Series D	May 3, 2019	May 15, 2019	June 1, 2019	$437.50	$0.43750	7,000
Series E	May 3, 2019	May 15, 2019	June 1, 2019	$437.50	$0.43750	1,925
Series D	August 5, 2019	August 15, 2019	September 3, 2019	$437.50	$0.43750	7,000
Series E	August 5, 2019	August 15, 2019	September 3, 2019	$437.50	$0.43750	1,925
Series D	November 5, 2019	November 15, 2019	December 2, 2019	$437.50	$0.43750	—
Series E	November 5, 2019	November 15, 2019	December 2, 2019	$437.50	$0.43750	—
						$26,989
Sources and Uses of Cash
Holding Company Liquidity
The potential sources of cash flows to Enstar as a holding company consist of cash flows from our subsidiaries including dividends, advances and loans, and interest income on loans to our subsidiaries. We also borrow under our credit and loan facilities, and we have also issued senior notes and preferred shares.

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
Operating Company Liquidity
The ability to pay dividends and make other distributions is limited by the applicable laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries operate, including Bermuda, the United Kingdom, the United States, Australia and Continental Europe, which subject these subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, certain of our insurance and reinsurance subsidiaries to maintain minimum capital resources requirements and limit the amount of dividends and other payments that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments. For more information on these laws and regulations, see "Item 1. Business - Regulation" in our Annual Report on Form 10-K for the year ended December 31, 2018. As of September 30, 2019, all of our insurance and reinsurance subsidiaries’ capital resources levels were in excess of the minimum levels required. The ability of our subsidiaries to pay dividends is subject to certain restrictions, as described in Note 22 - "Dividend Restrictions and Statutory Financial Information" to our consolidated financial statements included within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018. Variability in ultimate loss payments may also result in increased liquidity requirements for our subsidiaries.
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

Cash Flows
The following table summarizes our consolidated cash flows provided by (used in) operating, investing and financing activities:

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands of U.S. dollars)
Cash provided by (used in):
Operating activities	$640,234	$90,955	$549,279
Investing activities	(579,040)	(411,352)	(167,688)
Financing activities	309,642	135,338	174,304
Effect of exchange rate changes on cash	(12,507)	232	(12,739)
Net increase (decrease) in cash and cash equivalents	358,329	(184,827)	543,156
Cash and cash equivalents, beginning of period	982,584	1,212,836	(230,252)
Cash and cash equivalents, end of period	$1,340,913	$1,028,009	$312,904
Details of our consolidated cash flows are included in "Item 1. Financial Statements - Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018."
2019 versus 2018: Cash and cash equivalents increased by $358.3 million during the nine months ended September 30, 2019 compared with a decrease of $184.8 million during the nine months ended September 30, 2018.
For the nine months ended September 30, 2019, cash and cash equivalents increased by $358.3 million, as cash provided by operating and financing activities of $640.2 million and $309.6 million, respectively, was partially offset by cash used in investing activities of $579.0 million. Cash provided by operations was largely a result of the timing of paid losses and net sales of fixed maturities, trading. Cash provided by financing activities for the nine months ended September 30, 2019 was primarily attributable to the net debt obligations drawdown of $348.2 million due to the issuance of the 2029 Senior Notes, partially offset by a $150.0 million repayment of the Term Loan. Cash used in investing activities for the nine months ended September 30, 2019 primarily related to the net subscriptions of other investments of $272.1 million and the purchase of available-for-sale securities of $265.2 million. In addition, we are continuously seeking to deploy surplus operating cash into our investing activities.
For the nine months ended September 30, 2018, cash and cash equivalents decreased by $184.8 million, as cash used in investing activities of $411.4 million was partially offset by cash provided by operating and financing activities of $91.0 million and $135.3 million, respectively. Cash used in investing activities for the nine months ended September 30, 2018 was primarily related to net subscriptions of other investments of $444.0 million. Cash provided by operations was largely a result of net paid losses in our Non-life Run-off segment. Cash provided by financing activities for the nine months ended September 30, 2018 was primarily attributable to the net proceeds from the issuance of the Series D Preferred Shares of $389.2 million, partially offset by net repayment of loans of $248.8 million.
Investable Assets
We define investable assets as the sum of total investments, cash and cash equivalents, restricted cash and cash equivalents and funds held. Investable assets were $14.0 billion as of September 30, 2019 as compared to $12.5 billion as of December 31, 2018, an increase of 11.8%. The increase was primarily due to unrealized gains recorded in the first half of 2019 and the investments and funds held balance acquired in relation to the AmTrust RITC, Amerisure and Maiden transactions.
For information regarding our investments strategy, portfolio and results, refer to "Investable Assets" above.
Reinsurance Balances Recoverable
As of September 30, 2019 and December 31, 2018, we had reinsurance balances recoverable on paid and unpaid losses of $2,265.4 million and $2,029.7 million, respectively.

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
Debt Obligations
We utilize debt financing and loan facilities primarily for acquisitions, significant new business and, from time to time, for general corporate purposes. For information regarding our debt arrangements, including our loan covenants, refer to Note 13 - "Debt Obligations and Credit Facilities" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. Our debt obligations as of September 30, 2019 and December 31, 2018 were $1,210.7 million and $861.5 million, respectively, as detailed in the below table:

Facility	Origination Date	Term	September 30, 2019	December 31, 2018
4.50% Senior Notes due 2022	March 10, 2017	5 years	$348,527	$348,054
4.95% Senior Notes due 2029	May 28, 2019	10 years	493,285	—
Total Senior Notes			841,812	348,054
EGL Revolving Credit Facility	August 16, 2018	5 years	20,000	15,000
2018 EGL Term Loan Facility	December 27, 2018	3 years	348,863	498,485
Total debt obligations			$1,210,675	$861,539
Our debt obligations balance has increased from $861.5 million as of December 31, 2018 to $1,210.7 million as of September 30, 2019, primarily as a result of the issuance of the 2029 Senior Notes, partially offset by a $150.0 million repayment of the 2018 EGL Term Loan Facility.
On August 16, 2018, we and certain of our subsidiaries, as borrowers and guarantors, entered into a five-year unsecured $600.0 million revolving credit agreement. The credit agreement expires in August 2023 and we have the option to increase the commitments under the facility by up to an aggregate of $400.0 million. Borrowings under the facility will bear interest at a rate based on the Company's long term senior unsecured debt ratings. As of September 30, 2019, we were permitted to borrow up to an aggregate of $600.0 million under the facility. As of September 30, 2019, there was $580.0 million of available unutilized capacity under this facility. We are in compliance with the covenants of the facility. Subsequent to September 30, 2019, we fully repaid all the outstanding amounts under the facility bringing the unutilized capacity under this facility to $600.0 million.
On December 27, 2018, we entered into and fully utilized a three-year $500.0 million unsecured term loan (the "2018 EGL Term Loan Facility"). Interest is payable at least every three months at the London Interbank Offered Rate ("LIBOR") or the alternate base rate ("ABR") plus a margin set forth in the agreement. In the event of default, the interest rate may increase and the agent may, and at the request of the required lenders shall, cancel lender commitments and demand early repayment. The proceeds were partially used to fund the acquisition of Maiden Reinsurance North America, Inc. We repaid $50.0 million outstanding under the 2018 EGL Term Loan Facility using some of the proceeds from the issuance of our 2029 Senior Notes in May 2019 and repaid an additional $100.0 million in September 2019 using available funds on hand.
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
Funds at Lloyd's
On February 8, 2018, we amended and restated our unsecured letter of credit agreement for Funds at Lloyd's ("FAL Facility") to issue up to $325.0 million of letters of credit, with provision to increase the facility up to $400.0 million, subject to lenders approval. On February 12, 2019, we increased the facility up to $375.0 million and maintained the provision to increase the facility to $400.0 million. On November 6, 2019, we amended and restated the FAL Facility to extend its term by one year while maintaining the size of the facility at $375.0 million with a provision to increase it to $400.0 million. The FAL Facility is available to satisfy our Funds at Lloyd's requirements and expires in 2023. As of September 30, 2019, our combined Funds at Lloyd's were comprised of cash and investments of $758.8 million and unsecured letters of credit of $368.0 million.
$170 million Letter of Credit Facility
On December 26, 2018, we entered into an unsecured letter of credit facility to issue up to $170.0 million of letters of credit, which we use from time to time to support various reinsurance obligations of our subsidiaries. Pursuant to the facility agreement, we have the option to increase commitments under the facility in an aggregate amount up to $60.0 million. As of September 30, 2019 and December 31, 2018, we had issued an aggregate amount of letters of credit under this facility of $127.4 million and $78.4 million, respectively.
$600 million Letter of Credit Facility
On August 5, 2019, we entered into an unsecured $600.0 million letter of credit facility agreement, pursuant to which we may increase the commitments in an aggregate amount up to $75.0 million. The facility has been initially utilized to post letters of credit in the amount of $445.0 million to collateralize Enstar's reinsurance obligations relating to the Maiden Re adverse development cover transaction.  As of September 30, 2019, we had issued an aggregate amount of letters of credit under this facility of $445.0 million.

Contractual Obligations
The following table summarizes, as of September 30, 2019, our future payments under contractual obligations and estimated payments for losses and LAE and policy benefits by expected payment date and updates the table on page 99 of our Annual Report on Form 10-K for the year ended December 31, 2018. The table excludes short-term liabilities and includes only obligations that are expected to be settled in cash.

	Total	Less than or equal to 1 year	More than 1 year - less than or equal to 3 years	More than 3 years - less than or equal to 5 years	More than 5 years - less than or equal to 10 years	More than 10 Years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and LAE (1)
Asbestos	$1,469.6	$89.1	$165.0	$154.6	$275.2	$785.7
Environmental	221.0	20.2	37.2	32.8	51.7	79.1
General Casualty	1,047.9	228.3	278.5	199.5	202.1	139.5
Workers' compensation/personal accident	2,420.2	231.4	332.6	350.5	519.7	986.0
Marine, aviation and transit	446.3	131.6	142.9	63.0	55.9	52.9
Construction defect	141.8	34.4	50.4	28.5	20.1	8.4
Professional indemnity/ Directors & Officers	973.9	259.8	325.9	165.7	132.7	89.8
Motor	731.5	244.0	209.2	86.5	74.4	117.4
Property	187.8	74.2	61.5	24.6	15.7	11.8
Other	346.1	82.0	90.4	49.8	55.8	68.1
Total Non-Life Run-off	7,986.1	1,395.0	1,693.6	1,155.5	1,403.3	2,338.7
Atrium	225.2	92.5	81.3	31.1	17.0	3.3
StarStone	1,812.4	641.6	648.9	264.8	184.1	73.0
Other	24.3	3.6	9.8	4.7	4.1	2.1
ULAE	350.2	64.1	79.7	49.2	57.8	99.4
Estimated gross reserves for losses and LAE (1)	10,398.2	2,196.8	2,513.3	1,505.3	1,666.3	2,516.5

Operating lease obligations	59.6	13.3	19.1	13.4	11.7	2.1
Investing Activities
Investment commitments to private equity funds	368.6	142.7	119.4	106.5	—	—
Investment commitments to equity method investments	124.3	124.3	—	—	—	—
Financing Activities
Loan repayments (including estimated interest payments)	1,544.8	55.7	793.8	71.5	623.8	—
Total	$12,495.5	$2,532.8	$3,445.6	$1,696.7	$2,301.8	$2,518.6

(1)
The reserves for losses and LAE represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above. The amounts in the above table represent our estimates of known liabilities as of September 30, 2019 and do not take into account corresponding reinsurance balance recoverable amounts that would be due to us. Furthermore, certain of the reserves included in the unaudited condensed consolidated financial statements as of September 30, 2019 were acquired by us and initially recorded at fair value with subsequent amortization, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.

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
Off-Balance Sheet Arrangements
At September 30, 2019, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.
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

Non-GAAP operating income (loss) attributable to Enstar Group Limited ordinary shareholders is calculated by the addition or subtraction of certain items from within our consolidated statements of earnings to or from net earnings (loss) attributable to Enstar Group Limited ordinary shareholders, the most directly comparable GAAP financial measure, as illustrated in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(expressed in thousands of U.S. dollars, except share and per share data)
Net earnings (loss) attributable to Enstar Group Limited ordinary shareholders	$117,743	$(15,965)	$708,336	$(48,931)
Adjustments:
Net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed (1)	(137,962)	24,531	(578,789)	227,333
Change in fair value of insurance contracts for which we have elected the fair value option	41,374	(9,107)	135,377	(32,115)
Tax effects of adjustments (2)	12,663	(1,207)	55,048	(17,167)
Adjustments attributable to noncontrolling interest (3)	2,210	(799)	18,949	(9,089)
Non-GAAP operating income (loss) attributable to Enstar Group Limited ordinary shareholders (4)	$36,028	$(2,547)	$338,921	$120,031

Diluted net earnings (loss) per ordinary share	$5.42	$(0.74)	$32.58	$(2.39)
Adjustments:
Net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed (1)	(6.34)	1.14	(26.62)	11.02
Change in fair value of insurance contracts for which we have elected the fair value option	1.90	(0.42)	6.23	(1.55)
Tax effects of adjustments (2)	0.58	(0.06)	2.53	(0.83)
Adjustments attributable to noncontrolling interest (3)	0.10	(0.04)	0.87	(0.44)
Diluted non-GAAP operating income (loss) per ordinary share (4)	$1.66	$(0.12)	$15.59	$5.81

Weighted average ordinary shares outstanding - diluted	21,720,497	21,665,356	21,741,499	20,653,544
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
Interest Rate and Credit Spread Risk
Interest rate risk is the price sensitivity of a security to changes in interest rates. Our investment portfolio and funds held - directly managed includes fixed maturity and short-term investments and we also have investments in fixed income funds and fixed income exchange-traded funds, whose fair values will fluctuate with changes in interest rates. We attempt to maintain adequate liquidity in our fixed maturity investments portfolio with a strategy designed to emphasize the preservation of our invested assets and provide sufficient liquidity for the prompt payment of claims and contract liabilities, as well as for settlement of commutation payments. We also monitor the duration and structure of our investment portfolio.
The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, in our fixed maturity and short-term investments portfolio classified as trading and available-for-sale, our funds held directly managed portfolio, fixed income funds and our fixed income exchange-traded funds:

	Interest Rate Shift in Basis Points
As of September 30, 2019	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$10,092	$9,857	$9,612	$9,373	$9,144
Market Value Change from Base	5.0%	2.5%	—	(2.5)%	(4.9)%
Change in Unrealized Value	$480	$245	$—	$(239)	$(468)

As of December 31, 2018	-100	-50	—	+50	+100
Total Market Value	$9,555	$9,325	$9,101	$8,885	$8,677
Market Value Change from Base	5.0%	2.5%	—	(2.4)%	(4.7)%
Change in Unrealized Value	$454	$224	$—	$(216)	$(424)
Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities, short-term investments, funds held - directly managed and fixed income exchange-traded fund may be materially different from the resulting change in value indicated in the tables above.

The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in credit spreads assuming interest rates remain fixed, in our fixed maturity and short-term investments portfolio classified as trading and available-for-sale, our funds held directly managed portfolio, fixed income funds and our fixed income exchange-traded funds:

	Credit Spread Shift in Basis Points
As at September 30, 2019	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$9,612	$9,404	$9,203
Market Value Change from Base		(2.2)%	(4.3)%
Change in Unrealized Value		$(208)	$(409)

As at December 31, 2018	—	+50	+100
Total Market Value	$9,101	$8,896	$8,699
Market Value Change from Base		(2.3)%	(4.4)%
Change in Unrealized Value		$(205)	$(402)
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
Fixed Maturity and Short-Term Investments
As a holder of $8.9 billion of fixed maturity and short-term investments, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity investments of short-to-medium duration and mutual funds. A table of credit ratings for our fixed maturity and short-term investments is in Note 4 - "Investments" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we do not believe we have significant concentrations of credit risk. A summary of our fixed maturity and short-term investments by credit rating is as follows:

Credit rating	September 30, 2019	December 31, 2018	Change
AAA	24.4%	28.2%	(3.8)%
AA	14.8%	14.4%	0.4%
A	33.4%	30.2%	3.2%
BBB	22.5%	23.4%	(0.9)%
Non-investment grade	4.5%	3.6%	0.9%
Not rated	0.4%	0.2%	0.2%
Total	100.0%	100.0%

Average credit rating	A+	A+
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

Funds Held
Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds balance is credited with investment income and losses payable are deducted. We are subject to credit risk if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due. Our funds held are shown under two categories on the consolidated balance sheets, where funds held upon which we receive the underlying portfolio economics are shown as "Funds held - directly managed", and funds held where we receive a fixed crediting rate are shown as "Funds held by reinsured companies". Both types of funds held are subject to credit risk. We routinely monitor the creditworthiness of reinsured companies with whom we have funds held arrangements. As of September 30, 2019, we have a significant concentration of $1,049.8 million to one reinsured company which has financial strength credit ratings of A+ from A.M. Best and AA from Standard & Poor's.
Equity Price Risk
Our portfolio of equity investments, excluding our fixed income exchange-traded funds but including the equity funds and call options on equities included in other investments (collectively, "equities at risk"), has exposure to equity price risk, which is the risk of potential loss in fair value resulting from adverse changes in stock prices. Our fixed income exchange-traded funds are excluded from the below analysis and have been included within the interest rate and credit spread risk analysis, as the exchange-traded funds are part of our fixed income investment strategy. Our global equity portfolio is correlated with a blend of the S&P 500 and MSCI World indices, and changes in this blend of indices would approximate the impact on our portfolio. The following table summarizes the aggregate hypothetical change in fair value from a 10% decline in the overall market prices of our equities at risk:

	September 30, 2019	December 31, 2018	Change
	(in millions of U.S. dollars)
Publicly traded equity investments in common and preferred stocks	$312.7	$138.4	$174.3
Privately held equity investments in common and preferred stocks	231.7	228.7	3.0
Private equity funds	305.8	248.6	57.2
Equity funds	373.8	333.7	40.1
Call options on equity	1.9	—	1.9
Fair value of equities at risk	$1,225.9	$949.4	$276.5

Impact of 10% decline in fair value	$122.6	$94.9	$27.7
In addition to the above, at September 30, 2019 we had investments of $997.6 million (December 31, 2018: $852.6 million) in hedge funds, included within our other investments, at fair value, that have exposure, among other items, to equity price risk.
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
We have exposure to foreign currency risk through our ownership of European, British and Australian subsidiaries, and equity method investments, whose functional currencies are the Euro, British pound and Australian dollar, respectively. The foreign exchange gain or loss resulting from the translation of their financial statements from functional currency into U.S. dollars is recorded in the cumulative translation adjustment account, which is a component of accumulated other comprehensive income (loss) in shareholders’ equity. During the year ended December 31, 2018, we fully repaid our borrowing of Euros under our revolving credit facility, which was hedging the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currency is denominated in Euros, and replaced the hedge with a Euro-denominated foreign currency forward contract. During the nine months ended September 30, 2019 and 2018, we utilized forward exchange contracts to hedge the foreign currency exposure on our net investment in certain of our subsidiaries, and equity method investments whose functional currencies are denominated in Euros, British pounds and Australian dollars. The loan and the forward contracts are discussed in Note 5 - "Derivatives and Hedging Instruments" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report. We utilized hedge accounting to record the foreign exchange gain or loss on these instruments in the cumulative translation account.
In addition, we also have exposure to foreign currency risk through our investment and run-off portfolios and from time to time, we may utilize foreign currency forward contracts to hedge these foreign currency exposures in British pounds, Canadian dollars, Euros and Australian dollars which were not designated for hedge accounting.
The table below summarizes our net exposures to foreign currencies:

As of September 30, 2019	AUD	CAD	EUR	GBP	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$(21.7)	$(30.2)	$32.8	$14.5	$1.2	$(3.4)

Pre-tax impact of a 10% movement of the U.S. dollar(1)	$(2.2)	$(3.0)	$3.3	$1.5	$0.1	$(0.3)

As of December 31, 2018	AUD	CAD	EUR	GBP	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$17.5	$20.2	$17.2	$(35.8)	$1.7	$20.7

Pre-tax impact of a 10% movement of the U.S. dollar(1)	$1.8	$2.0	$1.7	$(3.6)	$0.2	$2.1

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2019. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Tax Act also contains modifications to certain provisions relating to passive foreign investment company (“PFIC”) status that if applicable to us could result in adverse tax consequences to U.S. persons who own our ordinary shares. On July 10, 2019, the U.S. Internal Revenue Service and Department of the Treasury released proposed regulations relating to PFICs that may have an impact on foreign insurance companies and their investors, and other participants in transactions involving foreign insurers. The new proposed regulations withdraw a set of proposed regulations that were issued in April 2015.  The proposed regulations provide guidance relating to changes in the PFIC regime made by the Tax Act, address the application and interaction of certain “look-through” rules contained in the Internal Revenue Code and introduce new rules relating to the determination of the “active conduct” test. While the proposed regulations make it more difficult to qualify for certain exceptions to PFIC status, we believe that we will not be a PFIC for U.S. federal income purposes for the foreseeable future under the proposed regulations. In particular, we believe that the income of our non-U.S. subsidiaries that are insurance companies is derived in the "active conduct of an insurance business" by corporations that are predominately engaged in such business under the provision of the Tax Act, and that this is also the case for us when the operations of our subsidiaries are considered as a whole, under the look-through rules applicable to foreign holding companies. There are currently no final regulations regarding the application of the PFIC provisions of the Code to an insurance company, so the application of those provisions to insurance companies remains unclear in certain respects. The proposed regulations are expected to become final in early 2020.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The Company did not repurchase any of its shares during the three months ended September 30, 2019. The Company does not have a share repurchase program.

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

10.1
Letter of Credit Facility Agreement, dated as of August 5, 2019, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, London Branch, The Bank of Nova Scotia and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed August 7, 2019).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
________________________________
*     filed herewith
** furnished herewith
† Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to supplementally furnish to the SEC upon request any omitted schedule or exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2019.

ENSTAR GROUP LIMITED

By:	/S/ GUY BOWKER
Guy Bowker Chief Financial Officer, Authorized Signatory, Principal Financial Officer and Principal Accounting Officer