Form 10-K
period 2019-12-31
Enstar Group LTD
filed 2020-02-27
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of June 30, 2019 was approximately $1.86 billion based on the closing price of $174.28 per ordinary share on the NASDAQ Stock Market on that date. Shares held by officers and directors of the registrant and their affiliated entities have been excluded from this computation. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of February 24, 2020, the registrant had outstanding 18,012,556 voting ordinary shares and 3,509,682 non-voting convertible ordinary shares, each par value $1.00 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to its 2020 annual general meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

Enstar Group Limited
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2019

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

•	risks relating to the availability and collectability of our reinsurance;

•	losses due to foreign currency exchange rate fluctuations;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	emerging claim and coverage issues;

•	lengthy and unpredictable litigation affecting the assessment of losses and/or coverage issues;

•	loss of key personnel;

•	the ability of our subsidiaries to distribute funds to us and the resulting impact on our liquidity;

•	our ability to comply with covenants in our debt agreements;

•	changes in our plans, strategies, objectives, expectations or intentions, which may happen at any time at management’s discretion;

•	operational risks, including system, data security or human failures and external hazards;

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

PART I
ITEM 1.     BUSINESS
Company Overview
Enstar Group Limited ("Enstar") is a Bermuda-based holding company. We are a multi-faceted insurance group that offers innovative capital release solutions and specialty underwriting capabilities through our network of group companies in Bermuda, the United States, the United Kingdom, Continental Europe, Australia, and other international locations. Enstar is listed on the NASDAQ Global Select Market under the ticker symbol "ESGR". In this report, the terms "Enstar," "the Company," "us," and "we" are used interchangeably to describe Enstar and our subsidiary companies.
Our core focus is acquiring and managing insurance and reinsurance companies and portfolios of insurance and reinsurance business in run-off. Since our formation, we have completed or announced the acquisition of over 100 insurance and reinsurance companies and portfolios of business.
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
Business Strategy
Enstar aims to maximize growth in book value per share by employing the following strategies:
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
We Aim to Profitably Underwrite Selected Specialty Lines to Enhance Future Growth Opportunities.  Through our Atrium and StarStone segments, we selectively underwrite in chosen specialty lines, with a focus on balancing risk exposures.

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
The substantial majority of Enstar’s acquisitions have been in the non-life run-off business, which generally includes property and casualty, workers’ compensation, asbestos and environmental, construction defect, marine, aviation and transit, professional indemnity and directors and officers, motor, and other closed business. Enstar evolved from a stand-alone run-off consolidator to a more diversified insurance group with active underwriting capabilities following our acquisitions of Atrium and StarStone, in 2013 and 2014, respectively. We partnered with the Trident funds ("Trident") (managed by Stone Point Capital LLC ("Stone Point")) in the acquisitions of these active underwriting businesses. Stone Point Capital is a financial services-focused private equity firm that has significant experience investing in insurance and reinsurance companies and other insurance-related businesses, which Enstar believes is valuable in our active underwriting joint ventures. In each of the Atrium and StarStone transactions, Enstar has a 59.0% equity interest, Trident has a 39.3% equity interest, and Dowling Capital Partners L.P. ("Dowling") has a 1.7% equity interest.
Recent Acquisitions and Significant New Business
AXA Group
On February 24, 2020, we entered into a loss portfolio transfer reinsurance agreement with AXA XL, a division of AXA, to reinsure specified legacy construction general liability multi-year policies. We will assume reinsurance reserves of approximately $225.0 million in the transaction. Completion of the transaction is subject to, among other things, regulatory approvals and satisfaction of various closing conditions. The transaction is expected to close in the first half of 2020.
Munich Re
On September 10, 2019, we signed an agreement with Great Lakes Insurance SE and HSB Engineering Insurance Limited, both subsidiaries of Munich Reinsurance Company ("Munich Re"), pursuant to which we will acquire certain portfolios from their Australian branches. In the transaction, which is subject to regulatory and Federal Court of Australia approval, we will receive total assets of approximately AUD$228.2 million (approximately $160.3 million) for assuming the associated net insurance reserves, which primarily relate to long tail insurance business. We are pursuing a portfolio transfer of the insurance business under Division 3A of Part III of Australia’s Insurance Act 1973 (Cth), which would provide legal finality for Munich Re and its subsidiaries. This transaction is expected to close in 2020.
Morse TEC
On October 30, 2019, we completed the acquisition of Morse TEC LLC ("Morse TEC") through our subsidiary, Enstar Holdings (US) LLC from BorgWarner Inc. Morse TEC holds $662.5 million in gross liabilities associated with personal injury asbestos claims and environmental claims arising from BorgWarner's legacy manufacturing operations.
Zurich
On October 1, 2019, we completed a reinsurance transaction with Zurich Insurance Group ("Zurich"), pursuant to which we reinsured certain of Zurich's U.S. asbestos and environmental liability insurance portfolios. In the transaction, we assumed $622.9 million of gross reserves, relating to 1986 and prior year business, for reinsurance premium of $465.5 million and recorded a deferred charge of $115.8 million. We have ceded 10% of this transaction to Enhanzed Reinsurance Ltd. ("Enhanzed Re"), in which we have an investment, on the same terms and conditions as those received by Enstar.

Maiden ADC
On August 5, 2019, we and Maiden Reinsurance Ltd. (“Maiden Re Bermuda”) completed a transaction pursuant to a Master Agreement with Maiden Holdings, Ltd. and Maiden Re Bermuda to provide adverse development cover reinsurance to Maiden Re Bermuda, effective January 1, 2019. In the transaction, Maiden Re Bermuda ceded and we assumed as retrocessionaire Maiden Re Bermuda's liability under its quota share agreement with the Bermuda subsidiary ("AmTrust Bermuda") of AmTrust Financial Services, Inc. (“AmTrust”). The adverse development cover reinsurance is for losses incurred on or prior to December 31, 2018 in excess of a $2.2 billion retention up to a $600.0 million limit, in exchange for a premium of $445.0 million. We assumed total gross reserves of $530.2 million and recorded a deferred charge of $85.2 million. Enstar's reinsurance performance obligations in the transaction are collateralized in accordance with a Master Collateral Agreement among Enstar, Maiden Re Bermuda, AmTrust and certain subsidiaries of AmTrust.
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
Acquisitions and Significant New Business since January 1, 2019
The table below sets forth a summary of acquisitions and significant new business that we have signed or completed since January 1, 2019, including those announced in 2020 prior to issuing this Annual Report on Form 10-K. For a more detailed explanation of these transactions, as well as transactions completed in 2018 and 2017, refer to Note 3 - "Acquisitions" and Note 4 - "Significant New Business" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

Acquisitions and Significant New Business (January 1, 2019 - Present)
Transaction	Purchase Price	Assets Acquired/Assumed	Total Liabilities Acquired/Assumed	Segment	Primary Nature of Business
AXA XL	N/A	$211 million	$225 million	Non-life Run-off	U.S. construction general liability
Munich Re	N/A	$160 million	$160 million	Non-life Run-off	Australian public liability, professional liability and builders' warranty liabilities
Morse TEC	$— million	$683 million	$683 million	Non-life Run-off	U.S. liabilities associated with personal injury asbestos claims and environmental claims arising from legacy manufacturing operations
Zurich	N/A	$507 million	$623 million	Non-life Run-off	U.S. asbestos and environmental liability
Maiden Re Bermuda	N/A	$445 million	$530 million	Non-life Run-off	U.S. workers' compensation and General Casualty
Amerisure	N/A	$45 million	$48 million	Non-life Run-off	U.S. construction defect
AmTrust RITCs	N/A	$1,144 million	$1,165 million	Non-life Run-off	Lloyd's property, professional, marine, non-marine, affinity annual, extended warranty and political

Sale of Life and Annuities
The following sections describe the sale of various life and annuities businesses and assets. Each of these was an opportunistic sale, allowing us to release capital and liquidity. We will still consider life and annuities business opportunities, either for our own balance sheet, or via one of our affiliates, Enhanzed Re or Monument Insurance Group ("Monument").
Alpha
On May 31, 2019, we completed the transfer of our remaining life assurance policies written by our wholly-owned subsidiary Alpha Insurance SA to a subsidiary of Monument. We have an investment in Monument. Our policy benefits operations do not qualify for inclusion in our reportable segments and are therefore included within other activities. The related assets, as well as the results from these operations, were not significant to our consolidated operations and therefore they have not been classified as a discontinued operation. In addition, our transfer of these life assurance polices to Monument was not classified as a held-for-sale business transaction since the underlying contracts did not meet the definition of a business.
Pavonia
On December 29, 2017, we completed the sale of Pavonia Holdings (US), Inc. (“Pavonia”) to Southland National Holdings, Inc. (“Southland”), a Delaware corporation and a subsidiary of Global Bankers Insurance Group, LLC. The aggregate purchase price was $120.0 million. We used the proceeds to make repayments under our revolving credit facility. A sale of one subsidiary, Pavonia Life Insurance Company of New York ("PLIC NY") has not yet been agreed or completed. As of December 31, 2019 and 2018, included within other assets and other liabilities on our consolidated balance sheet were amounts of $20.6 million and $11.7 million, and $24.0 million and $11.3 million, respectively, relating to PLIC NY.
Other Transactions
During 2019, we divested 16 dormant Lloyd’s corporate members for a de-minimis amount.
Operating Segments
We have three reportable segments of business that are each managed, operated and separately reported: (i) Non-life Run-off; (ii) Atrium; and (iii) StarStone. Our other activities, which do not qualify as a reportable segment, include our corporate expenses, debt servicing costs, holding company income and expenses, foreign exchange and other miscellaneous items. For additional information and financial data relating to our segments, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations by Segment," "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments" and Note 24 - "Segment Information" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
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
Participants in the industry often have portfolios of business that become inconsistent with their core competency or provide excessive exposure to a particular risk or segment of the market. These non-core and/or discontinued portfolios are often associated with potentially large exposures and lengthy time periods before resolution of the last remaining insured claims, resulting in significant uncertainty to the insurer or reinsurer covering those risks. These factors can distract management, drive up the cost of capital and surplus for the insurer or reinsurer and negatively impact the insurer’s or reinsurer’s rating, which makes the disposal of the unwanted company or portfolio an attractive option. The insurer or reinsurer may engage with a third party that specializes in run-off management, such as Enstar, to purchase the company or assume the portfolio in run-off.

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
Acquisition Process
We evaluate each acquisition and loss portfolio transfer opportunity presented by carefully reviewing the portfolio’s risk exposures, claim practices, reserve requirements and outstanding claims. Based on this initial analysis, we can determine if a company or portfolio of business would add value to our current portfolio of run-off businesses. If we decide to pursue the purchase of a company in run-off, we then proceed to price the acquisition in a manner we believe will result in positive operating results based on certain assumptions including, without limitation, our ability to favorably resolve claims, negotiate with direct insureds and reinsurers, manage our investment portfolio and otherwise manage the nature of the risks posed by the business.
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

We provide consultancy services to third parties in the insurance and reinsurance industry primarily through our subsidiaries, the Cranmore companies, Enstar Limited, Enstar (US), Inc., Enstar EU, Paladin Managed Care Services, Inc. ("Paladin") and Kinsale Brokers Limited. In addition to third-party engagements, our consultancy companies also perform these services in-house for our Enstar companies, using their expertise to assist in managing our run-off portfolios and performing certain due diligence matters relating to acquired businesses. The services range from full-service incentive-based or fixed fee run-off management to bespoke solutions such as claims inspection, claims validation, reinsurance asset collection and IT consulting services. Paladin provides medical bill review, utilization review, physician case management and related services in the workers’ compensation area.
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
Atrium
Our Atrium segment is comprised of the active underwriting operations and financial results of Northshore Holdings Ltd. ("Northshore"), a holding company that owns Atrium and its subsidiaries and Arden Reinsurance Company Ltd. ("Arden"). Enstar acquired Atrium on November 25, 2013.
Atrium’s wholly-owned subsidiary, Atrium Underwriters Ltd, manages Syndicate 609, which underwrites specialist insurance and reinsurance business at Lloyd’s. Atrium’s wholly-owned subsidiary, Atrium 5 Ltd., provides 25% of the underwriting capacity and capital to Syndicate 609, with the balance provided by traditional Lloyd’s Names. Atrium has offices in London and the United States. Generally, Atrium continues to operate in accordance with the underwriting and other business strategies established pre-acquisition, although we and Stone Point continually review these strategies and business goals and continue to develop synergies with our existing business operations.
Arden is a Bermuda-based reinsurance company that provides reinsurance to Atrium (through a 65% quota share reinsurance arrangement with Atrium 5 Ltd., which is eliminated upon consolidation) and is currently in the process of running off certain other discontinued business. Results related to Arden’s discontinued business are included within our Non-life Run-off segment.

Business Lines
Syndicate 609 provides insurance and reinsurance on a worldwide basis including the United States, Europe, the Far East and Australasia. Atrium specializes in a wide range of industry classes, including marine, aviation and transit, property and casualty binding authorities, reinsurance, accident and health and non-marine direct and facultative. Lloyd’s business is often underwritten on a subscription basis across the insurance market. Atrium is the lead underwriter in approximately 45% of the business it underwrites.
Lloyd’s is a surplus lines insurer and an accredited reinsurer in all U.S. states and territories, and a licensed (or admitted) insurer in Illinois, Kentucky and the U.S. Virgin Islands.
A description of each of Atrium's lines of business follows:
Marine, Aviation and Transit. The marine line of business is a worldwide portfolio writing marine hull, marine war, cargo, fine art and specie, marine and energy liability and total loss only business. Atrium leads a number of the major marine war contracts in London. Business is written on a direct, reinsurance, proportional and excess of loss basis. The aviation portfolio includes all aspects of aviation insurance, with Atrium specializing in rotor wing and non-major airlines. The majority of the account is sourced through London brokers as direct or facultative reinsurance of a local reinsurer. Included within the marine, aviation and transit lines of business are the upstream energy and terrorism portfolios. The upstream energy portfolio is split into two main categories of assureds: operators (private and publicly quoted companies, national oil companies and Oil Insurance Limited members) and contractors (drilling, service and construction companies). The principal coverage is physical damage/business interruption, control of well and associated pollution, construction and Gulf of Mexico windstorm and other natural catastrophe perils. Nearly all of the upstream energy line of business is sourced through Lloyd’s brokers, with the significant majority written on a facultative basis and a smaller amount written on a treaty basis. The terrorism portfolio includes political violence, strikes, riots and civil commotion, and war on land business. Most of the business is located in the U.K., the U.S. and the European Economic Area.
Binding Authorities. The property and casualty binding authority portfolio includes a broad range of small and medium business entity insurance products offered across the United States and Canada. Typical property risks include commercial, vacant and hard-to-place residential dwellings. Typical casualty risks include owners, landlords and tenants, business owners, artisan, special events and various niche products. Business is written through both traditional binding authorities as well as online binding authorities through AUGold, Atrium’s proprietary online system that is used by brokers. The liability line of business includes a professional liability portfolio of products covering a diverse range of classes including architects, consultants and lawyers and also a miscellaneous range encompassing many different professions. Included within this line of business is international general liability, which is a book of primary coverholder business covering the security, leisure and hotel industries. The majority of business is produced through delegated binding authority contracts.
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

Distribution
All of the business in the Atrium segment is placed through insurance and reinsurance brokers, and a key distribution channel for Syndicate 609 is the managing general agent binding authorities. Atrium seeks to develop relationships with insurance and reinsurance brokers, insurance and reinsurance companies, large global corporations and financial intermediaries to develop and underwrite business. Independent broker Marsh Inc. accounted for 13% of Atrium’s gross premiums written in 2019. Other brokers (each individually less than 10%) accounted for the remaining 87% of gross premiums written.
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
StarStone
Our StarStone segment is comprised of the active underwriting operations and financial results of StarStone and StarStone Specialty Holdings Limited ("StarStone Group"), a holding company that owns StarStone and its subsidiaries. Our StarStone segment also includes various intra-group cessions and the results of KaylaRe's reinsurance of StarStone Group from May 14, 2018, the date on which we completed the acquisition of KaylaRe. Refer to Note 3 - "Acquisitions" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K for additional information. Effective September 30, 2019, KaylaRe and KaylaRe Ltd. merged with Cavello Bay Reinsurance Limited, our wholly-owned subsidiary, with Cavello Bay Reinsurance Limited as the surviving company.
We acquired StarStone (formerly known as Torus) on April 1, 2014 in partnership with Trident (managed by Stone Point). Dowling also has a minority investment. StarStone’s strategy emphasizes underwriting discipline and focuses on profitable lines and improvement of operational effectiveness and efficiency.
StarStone is a global specialty insurer operating worldwide from key underwriting hubs in the Lloyd's and London markets, Bermuda, Continental Europe, and the United States. StarStone has five wholly-owned insurance platforms and licenses to serve a global client base. In December 2017, the London market and European business were merged into a single European entity based in Liechtenstein. This was executed in order to improve operational efficiencies and position the StarStone group post-Brexit. Through Syndicate 1301, StarStone offers a variety of specialty products at Lloyd’s. Syndicate 1301 is managed by StarStone's wholly-owned Lloyd’s managing agency.
In 2018, we appointed new executive leadership at StarStone, and we made progress in repositioning the underwriting portfolio in 2019 to reflect market opportunities and to achieve a mix of business for improved underwriting profitability. We will continue to focus on profitable lines, taking action to remediate certain lines that we wish to continue writing and exiting lines of business that we no longer find attractive. As part of these remediation efforts we have closed the StarStone offices in Australia, Hong Kong and Zurich and have disposed of our investment in Malakite Underwriting Partners Ltd, a Dubai-based managing general agent.

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
Property.    This line includes all of our property insurance products. The run-off construction portfolio focuses on large, complex, infrastructure and contractor cover across all risk areas. Property also includes our onshore, power, and upstream and offshore products written through our Lloyd's and London platforms. Most lines are written on a full value, primary, excess of loss or quota share basis.
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
Business in the StarStone segment is generally placed through insurance and reinsurance brokers and managing general agents. Independent broker Marsh Inc. accounted for 15% of StarStone’s gross premiums written for the year ended December 31, 2019. Other brokers and managing general agents (each individually less than 6%) accounted for the remaining 85% of gross premiums written.
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
Reinsurance Ceded
StarStone purchases an annual tailored outwards reinsurance program designed to manage its risk profile. The majority of StarStone’s third party reinsurance cover is with highly rated reinsurers or is collateralized by letters of credit. Several of the StarStone affiliates previously had entered into a Quota Share Treaty with KaylaRe Ltd. pursuant to which KaylaRe Ltd. reinsured 35% of all business written by these StarStone affiliates for risks attaching from January 1, 2016, net of the StarStone affiliates' reinsurance programs. The portion of this quota share agreement related to U.S. business was not renewed in 2018, and the remainder was not renewed in 2019. On May 14, 2018, Enstar acquired all of the outstanding shares and warrants of KaylaRe, and the results of KaylaRe were included within our consolidated financial statements from that date. Effective September 30, 2019, KaylaRe and KaylaRe Ltd. merged with our wholly owned subsidiary, Cavello Bay Reinsurance Limited, with Cavello Bay Reinsurance Limited as the surviving company.
In addition, effective October 1, 2018, April 1, 2019 and October 1, 2019 the StarStone Group transferred all lines of business for 2018 and prior underwriting years and construction line of business for 2019 underwriting year via intra-group reinsurance agreements with other Enstar group subsidiaries. For a detailed discussion of these transactions refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Business Overview - Current Outlook."
Other activities
Our other activities, which do not qualify as a reportable segment, include our corporate expenses, debt servicing costs, holding company income and expenses, foreign exchange and other miscellaneous items. Following the sale of our life settlements investments during 2018 and the transfer of our remaining life assurance policies from Alpha to Monument in 2019, we have de minimis residual life business in our consolidated operations.

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

Inception-to-Date Acquisition Loss Development for our Non-life Run-off segment
The table below sets forth a summary of acquired and assumed net reserves and the resulting development for the 10 most recent acquisition years for our Non-life Run-off segment:

			Total Net Incurred Losses and LAE
Acquisition Year	Acquired and Assumed Net Reserves	Net Paid Losses	Net Loss Development	Net Losses recognized on Acquired Unearned Premium	Amortization of Deferred Charge Assets	Change in provisions for bad debt	Change in provisions for ULAE	Amortization of Fair Value Adjustments	Change in Fair Value - FVO	Total Net Incurred losses and LAE	Retro-cession of reserves	Effect of Exchange Rate Movement	Closing Net Reserves
	(in thousands of U.S. dollars)
2010	1,245,093	(673,762)	(320,522)	—	243	(29,003)	(50,008)	21,490	—	(377,800)	(8,274)	(28,647)	156,610
2011	712,867	(70,603)	(315,984)	—	—	(31,096)	(53,369)	(22,001)	—	(422,450)	(90,104)	(2,373)	127,337
2012	422,476	(240,113)	(77,699)	—	—	(242)	(9,004)	(9,132)	—	(96,077)	—	(25,605)	60,681
2013	657,982	(511,796)	(109,537)	110,285	—	(127)	(6,417)	(29,909)	—	(35,705)	(28,391)	(4,553)	77,537
2014	465,395	(361,293)	(16,600)	62,404	—	1,752	4,823	(44,964)	—	7,415	—	(3,269)	108,248
2015	1,491,256	(776,646)	(475,300)	53,481	220,310	56	(76,486)	16,444	—	(261,495)	(50,466)	(13,117)	389,532
2016	1,350,463	(463,203)	6,762	—	4,232	(542)	(8,158)	—	—	2,294	—	8,226	897,780
2017	1,504,561	(349,899)	(170,459)	—	—	125	(32,974)	(1)	104,015	(99,294)	—	55,653	1,111,021
2018	2,873,675	(999,944)	(133,561)	68,518	8,320	—	(46,376)	32,139	51,013	(19,947)	—	(49,971)	1,803,813
2019	1,586,993	(188,463)	(23,377)	54,601	17,754	—	(7,759)	—	(927)	40,292	(47,018)	16,082	1,407,886
	$12,310,761	$(4,635,722)	$(1,636,277)	$349,289	$250,859	$(59,077)	$(285,728)	$(35,934)	$154,101	$(1,262,767)	$(224,253)	$(47,574)	$6,140,445
2009 and prior													338,840
Total Net Non-life Run-off Liability for Losses and LAE													$6,479,285
The above table presents the assumed and acquired net reserves in the year they were assumed or acquired in our Non-life Run-off segment, including the impact of any fair value adjustments due to business combinations or electing the fair value option, deferred charge assets and unallocated LAE. The table also presents the cumulative roll forward of those acquired and assumed net reserves from the year of acquisition to December 31, 2019. As such, each acquisition year reflects a different time period and therefore impacts the comparability between acquisition years. We generally do not experience significant favorable or adverse development on acquired or assumed net reserves in the year of acquisition. After the first year, and following detailed reviews of all open claims, we primarily earn our total return from disciplined claims management and/or commuting the liabilities and maximizing reinsurance recoveries, in addition to maximizing investment returns on the investment portfolio.

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
Employees
As of December 31, 2019, we had 1,444 employees, as compared to 1,366 as of December 31, 2018. Although our employee count was not significantly changed from last year, it may not be consistent from period to period due to our business strategies, which include anticipated ongoing acquisition and integration activities.

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

•
via active underwriting segments, take on underwriting risks across a balanced range of select specialty lines where the expected margins compensate for the risk and/or the costs of risk mitigation; and

•	maintain capital, liquidity, credit, operational and regulatory risks at low levels.
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
Our Risk Committee has responsibility to assist the Board in overseeing the integrity and effectiveness of the Company’s ERM framework, including by reviewing and evaluating the risks to which the Company is exposed, as well as monitoring and overseeing the guidelines and policies that govern the processes by which the Company identifies, assesses and manages its exposure to risk. Our Audit Committee, comprised entirely of independent directors, oversees our accounting and financial reporting-related risks and internal control environment, receiving regular reports via the annual internal and external audit process. Our Investment Committee is responsible for overseeing the Company’s investment portfolio and investment-related risk, determining the Group’s investment strategy and guidelines and approving investment transactions in accordance with these guidelines. Our Compensation Committee oversees compensation-related risks. On an annual basis, the Compensation Committee undertakes a risk assessment of our compensation programs to ensure they do not provide incentives for our employees to take inappropriate or excessive risks. Our Nominating and Governance Committee considers risk relating to management succession planning and other corporate governance matters.
Executive and Risk Management Organization
In addition to the director oversight provided by our Risk Committee, our ERM governance structure is supported by our MRC comprising executives and members of senior management who are responsible for the management of key risks and representatives from assurance functions. At the operating subsidiary level, risks relating to our individual insurance and reinsurance subsidiaries are also overseen by the subsidiary boards of directors, subsidiary risk committees and other committees, and management teams, consistent with applicable regulatory requirements and our ERM framework.
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
Strategic Risk.    Strategic risk is the risk of unintended adverse impact on the business plan objectives arising from business decisions, improper implementation of those decisions, inability to adapt to changes in the external environment, or circumstances that are beyond our control. We manage strategic risk by utilizing a strategic business planning process involving our executives and Board. Our annual business plan is reviewed and overseen by our executives and Board, and actual performance, trends, and uncertainties are monitored in comparison to the plan throughout the year. We specifically evaluate acquisition opportunities pursuant to a detailed and proprietary process that takes into account, among other things, the risk of the transaction and potential returns, the portfolio’s risk exposures, claims management practices, reserve requirements and outstanding claims, as well as risks specifically related to our ability to integrate the acquired business and the impact it may have on our risk appetite framework and related tolerances. Our governance process, led by our Board of Directors, reviews newly proposed transaction opportunities, capital-raising matters, and other significant business initiatives. In order to effectively participate in future opportunities and manage downside risks (due to external events) we review and monitor our liquidity and available financing. We rely on our processes to help us to anticipate potential adverse changes and, where possible, avoid or mitigate them.
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

Emerging Risks
As part of our ERM Framework, we maintain a Framework for the Management of Emerging Risk, which sets out the minimum standards by which emerging risks are identified, analyzed, evaluated, treated and reported on. Pursuant to this framework, the MRC and our Board Risk Committee continually monitor emerging risks and oversee changes to our ERM Framework to react to these risks, where appropriate. Emerging risks are defined as risks which may develop or which already exist but are difficult to quantify. They are marked by a high degree of uncertainty, and may or may not fall within the categories outlined above under "Risk Categories." While emerging risks are not fully understood or explicitly considered within the day-to-day operation of our business due to the lack of quantifiable data, we expect that the potential impacts of these risks may crystallize over time and therefore merit additional analysis, monitoring, evaluation and when appropriate treatment. Recent examples of emerging risks that we review and consider include:

•	Risks relating to the increased use of letters of credit by our subsidiaries to satisfy collateral obligations in our reinsurance and run-off transactions;

•	Risks relating to changes in Bermuda solvency capital eligibility requirements;

•	Risks relating to cybersecurity and data privacy;

•	Risks relating to the transition from LIBOR;

•	Risks relating to our claims management activities, including social inflation, increased litigation funding, and laws that impose absolute liability for certain types of claims;

•	Risks relating to climate change, including as a result of our investments in companies that may be exposed to "transition risk;" and

•	Risks arising from global pandemics, such as coronavirus.
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
Bermuda
Group Supervision
The BMA’s group supervision objective is to provide a coordinated approach to the regulation of an insurance group and its supervisory and capital requirements. Bermuda has been recognized by the U.S. National Association of Insurance Commissioners ("NAIC") as a qualified jurisdiction, and the E.U. recognizes Bermuda's full equivalence under Solvency II.
We are group supervised by the BMA. As our Group supervisor, the BMA performs a number of functions including: (i) coordinating the gathering and dissemination of information for other regulatory authorities; (ii) carrying out a supervisory review and assessment of our Group; (iii) carrying out an assessment of our Group's compliance with the rules on solvency, risk concentration, intra-group transactions and good governance procedures; (iv) planning and coordinating, through regular meetings with other authorities, supervisory activities in respect of our Group; (v) coordinating any enforcement action that may need to be taken against our Group or any Group members; and (vi) coordinating meetings of colleges of supervisors in order to facilitate the carrying out of these functions. Cavello Bay Reinsurance Limited ("Cavello") has been named as our Group’s Designated Insurer, effective December 11, 2019. As Designated Insurer, Cavello is required to facilitate compliance by our Group with the insurance solvency and supervision rules.

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
Our regulated Bermuda subsidiaries must also comply with a minimum liquidity ratio and minimum solvency margin. The minimum liquidity ratio requires that the value of relevant assets must not be less than 75% of the amount of relevant liabilities. The minimum solvency margin, which varies depending on the class of the insurer, is determined as a percentage of either net reserves for losses and LAE or premiums or pursuant to a risk-based capital measure. StarStone Insurance Bermuda Limited, a Class 4 insurer, Cavello Bay Reinsurance Limited, a Class 3B insurer and Fitzwilliam Insurance Limited, a Class 3A insurer, all domiciled in Bermuda, are subject to an enhanced capital requirement ("ECR") determined pursuant to a risk-based capital measure and are required to file a Commercial Insurer’s Solvency Self-Assessment (“CISSA”), and a financial condition report with the BMA.
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
The United Kingdom left the European Union on January 31, 2020 (commonly referred to as “Brexit”). There is an 11-month transition period that ends on December 31, 2020 during which existing European Union rules remain in force. For a discussion of the potential impact of Brexit on our operations, refer to "Item 1A. Risk Factors - Risks Relating to Laws and Regulation." Pending the end of the transition period (and then subject to the outcome of the negotiations between the United Kingdom and the European Union. as to the terms of their future trading relationship), E.U. directives allow certain of our regulated U.K. subsidiaries to conduct business in E.U. states other than the United Kingdom within the scope of permission granted by the U.K. Regulator without the necessity of additional licensing or authorization in E.U. countries.
Our U.K.-based insurance subsidiaries are required to maintain adequate financial resources in accordance with the requirements of the U.K. Regulator. The calculation of the minimum capital resources requirements in any particular case depends on, among other things, the type and amount of insurance business written and claims paid by the insurance company.
The Solvency II framework directive, which took effect on January 1, 2016, sets out E.U.-wide requirements on capital adequacy and risk management for insurers with the aim of further increasing policyholder protection, instilling greater risk awareness and improving the international competitiveness of E.U. insurers. Insurers must comply with a Solvency Capital Requirement ("SCR"), which is calculated using either the Solvency II standard formula or a bespoke internal model. Our non-Lloyd's U.K. companies use the standard formula.
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
As to periodic examinations, regulators have begun to look well beyond financial solvency and market conduct. In 2017, for example, the New York Department of Financial Services (“NYDFS”) increased its focus on cybersecurity, requiring financial institutions regulated by the NYDFS to establish a cybersecurity program. The NYDFS now also requires the completion of an extensive questionnaire regarding each New York domestic insurer’s cybersecurity program in connection with such examinations. Additionally, most states require the completion of an extensive questionnaire, similar to that required by New York, in connection with such examinations. Other states have since enacted similar laws based on the NAIC’s Insurance Data Security Model Law, adopted in 2017.
U.S. insurers are also required to maintain minimum levels of solvency and liquidity as determined by law, and to comply with risk-based capital requirements and licensing rules. Insurers having less statutory surplus than required by the risk-based capital calculation will be subject to varying degrees of regulatory action. If any of our U.S. insurers were to have risk-based capital levels that are below required levels, they would be subject to increased regulatory scrutiny and control by their domestic and possibly other insurance regulators. As of December 31, 2019, all of our U.S. insurers exceeded their required levels of risk-based capital.
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
Our success is dependent upon our ability to assess accurately the risks associated with the business we have insured and reinsured. We are required to maintain reserves to cover the estimated ultimate liability for losses and LAE for both reported and unreported incurred claims. As of December 31, 2019, gross reserves for losses and LAE reported on our balance sheet were $10.4 billion. The process of establishing these reserves includes a significant level of judgment. As a result, these reserves are only estimates of what we expect the settlement and administration of claims will cost based on facts and circumstances known to us, as well as actuarial methodologies, historical industry loss ratio experience, loss development patterns, estimates of future trends and developments and other variable factors such as inflation. We cannot be certain that ultimate losses will not exceed our estimates of losses and LAE because of the uncertainties that surround the estimation process (which are discussed above in "Item 1. Business - Liability for Losses and Loss Adjustment Expense"). As a result, actual losses and LAE paid will deviate, perhaps substantially, from the reserve estimates reflected in our financial statements due to legal, judicial, social, technological or other factors, including changes in loss inflation. If our reserves are insufficient to cover our actual losses and LAE, we would have to augment our reserves and incur a charge to our earnings. These charges could be material and would reduce our net earnings and capital and surplus.

In our non-life run-off businesses, loss reserves include asbestos and environmental ("A&E") liabilities and liabilities associated with personal injury A&E claims from acquired companies with legacy manufacturing businesses. Ultimate values for A&E claims cannot be estimated using traditional reserving techniques, and there are significant uncertainties in estimating losses for these claims. Factors contributing to the uncertainty include long waiting periods, reporting delays and difficulties identifying contamination sources and allocating damage liability. Developed case law and adequate claim history do not always exist for A&E claims, and changes in the legal and tort environment affect the development of such claims. To further understand this risk, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Losses and Loss Adjustment Expenses - Non-Life Run-off - Latent Claims".
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
The cyclical nature of the insurance and reinsurance industries may make it more difficult for StarStone and Atrium to execute their underwriting strategies successfully, which could negatively impact our earnings and our financial condition.
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
Financial strength ratings are an important factor in establishing the competitive position of insurance and reinsurance companies. The StarStone operating insurance entities are currently assigned a financial strength rating of "A-" (Excellent) by A.M. Best with a stable outlook. The stability of StarStone's credit rating depends on the continued financial, strategic and operational support provided by its shareholders, including Enstar. A ratings downgrade, outlook change or withdrawal could negatively impact StarStone’s competitive position in the industry, and severely limit or prevent StarStone from writing new insurance and reinsurance contracts if policyholders move their business to other more highly-rated companies. Such a change could also inhibit our ability to implement our business and growth strategies successfully. Additionally, many of StarStone's reinsurance contracts permit the ceding companies to cancel the contract if StarStone's financial strength rating is downgraded. Whether a ceding company would cancel a reinsurance contract after a ratings downgrade would depend on a number of factors (including the reason for and extent of the downgrade, and the pricing and availability of replacement reinsurance) and, accordingly, we cannot predict the extent to which these cancellation rights would be exercised or what effect any such cancellations would have on our financial condition or results of operations.
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
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect the adequacy of our provision for losses and LAE by either extending coverage beyond the envisioned scope of insurance policies and reinsurance contracts, or by increasing the number or size of claims. Our exposure to these uncertainties could be exacerbated by an increase in insurance and reinsurance contract disputes, arbitration and litigation, as well as social inflation trends, including expanded theories of liability and higher jury awards. Increasingly, the handling of insurance claims can also lead to bad faith or other forms of extra-contractual damages. The full effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. In some instances, these changes may not become apparent until long after we have acquired or issued the affected contracts. As a result, the full extent of liability under these insurance or reinsurance contracts may not be known for many years after a contract has been issued.
Our investments in life insurance businesses, including through certain of our equity method investments, are subject to the risk that actual mortality, morbidity, policy persistency, and investment yield may be different than our assumptions and could render the reserves established by these businesses inadequate, causing a decline in our financial returns from these investments.
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
We have pursued and, as part of our strategy, will continue to pursue growth through acquisitions of reinsurance companies and portfolios of insurance and reinsurance business, primarily in our run-off segment. However, the acquisition and management of companies and portfolios in run-off is highly competitive, and driven by a number of factors, including proposed acquisition price, reputation, and financial resources. Some of our competitors have greater financial resources than we do, have been operating for longer than we have and have established long-term and continuing business relationships throughout the insurance and reinsurance industries, which can be a significant competitive advantage. In recent years, new competitors have entered the insurance run-off space, including through the formation of reinsurance companies or the use of other financial products intended to acquire insurance liabilities in run-off. We expect competition from these sources and others to continue to increase over time. As a result, we may not be able to compete successfully in the future for suitable acquisition candidates, and if we do not continue to acquire companies or portfolios, we may not be able to achieve our strategic goals.
There can be no assurance that our acquisitions will be financially beneficial to us or our shareholders.
The evaluation and negotiation of potential acquisitions, as well as the integration of acquired businesses or portfolios, can be complex and costly and may require substantial management resources. Our acquisitions could involve numerous additional risks that we may not be able to identify during the due diligence process, such as potential losses from unanticipated litigation, levels of claims or other liabilities and exposures, an inability to generate sufficient revenue to offset acquisition costs and financial exposures in the event that sellers are unable or unwilling to meet their indemnification, reinsurance and other obligations to us.
Our run-off business entails acquiring and managing insurance and reinsurance companies, portfolios of insurance and reinsurance, and companies with liabilities related to legacy manufacturing operations. Unlike traditional insurers and reinsurers, our companies and portfolios in run-off no longer underwrite new policies and their stated provisions for losses and LAE may not be sufficient to cover future losses and the cost of run-off. Because our non-life companies and portfolios in run-off generally no longer collect underwriting premiums, our sources of capital to cover losses are limited to our stated reserves, reinsurance coverage and equity.
To achieve positive operating results from an acquisition, we must first price transactions on favorable terms relative to the risks posed by the acquired businesses and then successfully manage the acquired businesses by efficiently managing claims, collecting from insurers or reinsurers, generating investment returns on the assets supporting the acquired businesses and controlling expenses. Failure to do these things successfully could result in us having to cover losses sustained with retained earnings, which would materially and adversely impact our ability to grow our business and may result in material losses.
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
Risks Relating to Liquidity and Capital Resources
The amount of statutory capital that we must hold to maintain our financial strength and credit ratings and meet certain regulatory requirements can vary significantly from time to time and is sensitive to several factors.
Statutory capital and reserve requirements for our insurance subsidiaries are prescribed by the applicable insurance regulators in the jurisdictions in which we operate, including Bermuda, the United States, the United Kingdom, the European Union and Australia. Insurance regulators have established risk-based capital adequacy measures, such as the BSCR in Bermuda and the Solvency II regime in the European Union and United Kingdom, which provide minimum solvency and liquidity requirements for insurance companies. The amount of capital that we and/or our insurance subsidiaries are required to hold may increase or decrease depending on a variety of factors including the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of additional capital our non-life run-off and live underwriting insurance subsidiaries must hold to support future growth, changes in the value of investments, changes in interest rates and foreign currency exchange rates, as well as changes to the relevant regulatory capital adequacy measures. Many of these factors are outside of our control, and our overall liquidity and credit ratings are significantly influenced by our insurance subsidiaries’ statutory capital amounts. If statutory capital requirements increase or if our insurance subsidiaries' solvency decreases, our subsidiaries would be required to hold more capital, and our ability to obtain distributions from these subsidiaries could be limited. If we fail to maintain adequate statutory capital, the regulators may restrict our activities and prohibit us and our subsidiaries from completing acquisitions without raising additional capital.
We may require additional capital and credit in the future that may not be available or may only be available on unfavorable terms.
Our future capital requirements depend on many factors, including acquisition and investment activity, our ability to manage the run-off of our assumed policies, our ability to establish reserves at levels sufficient to cover losses, our underwriting plans, and our obligations to satisfy statutory capital requirements. We may need to raise additional funds through equity or debt financings in the future. Our ability to secure this financing may be affected by a number of factors, including volatility in the worldwide financial markets, the strength of our capital position and operating results. In addition, an unfavorable change or downgrade of our issuer credit ratings could increase the interest rate charged under our revolving credit facility and may make it more expensive for us to access capital markets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us, and could limit our strategic, financial and operational flexibility, including as a result of the need to dedicate a greater portion of our cash flows from operations to preferred share dividends and interest and principal payments on our debt financing. In the case of equity financings, dilution to our existing shareholders could result, and any securities that are part of an equity financing may have rights, preferences and privileges that are senior to those of our already outstanding securities.

In addition, we may not achieve the desired regulatory capital treatment for any potential issuance of debt or equity securities due to changing solvency capital eligibility requirements under the Bermuda Insurance (Group Supervision) Rules 2011 (the "Group Supervision Rules") to which we are subject. For example, our outstanding preferred shares and senior notes qualify as Tier 2 and Tier 3 capital, respectively, in accordance with the Group Supervision Rules. In order for these instruments to continue to receive the intended regulatory capital treatment, their terms must reflect the criteria contained in the Group Supervision Rules and any amendments thereto. Although our expectation is that any changes to the Group Supervision Rules governing eligible capital would not apply retroactively, no assurance can be made that the BMA will in the future deem that our preferred shares and senior notes constitute Tier 2 and Tier 3 capital, respectively, under the Group Supervision Rules. If we cannot obtain adequate capital or credit, our business, results of operations and financial condition could be adversely affected by, among other things, our inability to finance future acquisitions.
Our reinsurance subsidiaries may be required to provide collateral to ceding companies pursuant to their reinsurance contracts. Their ability to conduct business could be significantly and negatively affected if they are unable to do so or if any letters of credit posted as collateral are drawn upon by a ceding company.
Our reinsurance subsidiaries are often required to post collateral in the form of letters of credit, trust funds or other assets in order to provide security for their reinsurance obligations and to provide ceding companies with statutory credit for such reinsurance. If our reinsurance subsidiaries are unable to post the required collateral or the cost of providing such collateral materially increases, their operations could be significantly and negatively affected, which in turn could limit our ability to complete certain run-off acquisitions on favorable terms, which could negatively impact our business, financial condition and results of operations. In addition, if the beneficiary of any letter of credit draws funds against the letter of credit, we would be obligated to immediately repay the bank that issued the letter of credit the amount of such drawn funds, which could increase our indebtedness and significantly and negatively affect our liquidity and financial condition.
Uncertain conditions in the global economy generally may materially adversely affect our business, results of operations and financial condition.
In the event of financial turmoil affecting the global banking system and global financial markets (which may result from a variety of events such as natural or man-made disasters including global pandemic such as coronavirus, war, or terrorism) or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed maturity, credit, currency, and equity markets. This could have a number of effects on our business, including our ability to obtain financing for future acquisitions. Even if financing is available, it may only be available on terms that are not favorable to us, which would decrease our profitability.
Global and local economic conditions could also affect demand for and claims made under our policies, our counter-party credit risk, and the ability of our customers and other counterparties to establish or maintain their relationships with us.
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
Our failure to comply with covenants contained in our credit facilities or in the indenture governing our 4.5% Senior Notes due 2022 ("2022 Senior Notes") and our 4.95% Senior Notes due 2029 (the "2029 Senior Notes" and, together with the 2022 Senior Notes, the "Senior Notes") could trigger prepayment obligations, which could adversely affect our results of operations and financial condition.
We and our subsidiaries currently have several outstanding credit facilities and outstanding Senior Notes. We depend on access to these funds in operating our business. The credit facilities and the indentures governing our Senior Notes contain various business and financial covenants that impose restrictions on us and certain of our subsidiaries with respect to, among other things, limitations on mergers and consolidations, acquisitions, amalgamations and sales of substantially all assets, indebtedness and guarantees, restrictions as to certain dispositions of stock and dividends and stock repurchases, investment constraints and limitations on liens on the capital stock of certain subsidiaries. We may also enter into future debt arrangements containing similar or different restrictive covenants. Our failure to comply with these covenants could result in an event of default under the credit facilities or the indentures governing our Senior Notes, which could result in us being required to repay the amounts outstanding under these facilities or the Senior Notes prior to maturity. These prepayment obligations could have an adverse effect on our results of operations and financial condition.
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
We derive a significant portion of our income from our invested assets, which consist primarily of investments in fixed maturity securities. The value and net investment income that our subsidiaries obtain from investments in fixed maturity securities will generally increase or decrease with changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would increase net unrealized losses, which would decline over time as the security approaches maturity. Conversely, a decline in interest rates would increase net unrealized gains, which would decline over time as the security approaches maturity. The fair market value can also decrease as a result of a deterioration of the credit quality of those securities. Any perceived decrease in credit quality may cause credit spreads to widen and this would result in an increase in net unrealized losses. A deterioration of credit ratings on our fixed maturity security investments may result in a preference to liquidate these securities in the financial markets. If we liquidate these securities during a period of tightening credit, we may realize a significant loss.
The Financial Conduct Authority of the United Kingdom plans to phase out the London Interbank Offered Rate ("LIBOR") by the end of 2021. A significant portion of our investments in fixed maturities is in LIBOR-based instruments. There is currently no definitive replacement rate for LIBOR, and we therefore are unable to determine the potential impact of the LIBOR change on our investment results.
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
In addition to fixed maturity securities, we have invested, and may from time to time continue to invest, in alternative investments such as hedge funds, fixed income funds, equity funds, private equity funds and co-investments, collateralized loan obligation ("CLO") equities, CLO equity funds, real estate funds and other alternative investments. These and other similar investments may be illiquid due to restrictions on sales, transfers and redemption terms, may have different, more significant risk characteristics than our investments in fixed maturity securities and may also have more volatile values and returns, all of which could negatively affect our investment income and overall portfolio liquidity.
We have also invested, and from time to time may continue to make investments in joint ventures and in other entities that we do not control. In these investments, many of which are accounted for using the equity method, we may lack management and operational control over the entities in which we are invested, which may limit our ability to take actions that could protect or increase the value of our investment. In addition, these investments may be illiquid due to contractual provisions, and our lack of operational control may prevent us from obtaining liquidity through distributions from these investments in a timely manner or on favorable terms.
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
Fixed maturity and alternative investments, such as hedge funds, fixed income funds, equity funds, private equity funds and co-investments, CLO equities, CLO equity funds and real estate funds represent the majority of our total cash and invested assets. These investments are reported at fair value on our consolidated balance sheet. Fair value prices for all trading and available-for-sale securities in the fixed maturities portfolio are independently provided by our investment accounting service providers, investment managers and investment custodians, each of which utilize internationally recognized independent pricing services. We record the unadjusted price provided by our accounting service providers, managers or custodians, after we perform an internal validation process. Fair value for our alternative investments is estimated based primarily on the most recently reported net asset values reported by the fund manager, which we may adjust following our internal review.
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
In addition, the insurance and reinsurance industry has experienced volatility as a result of investigations, litigation and regulatory activity by various insurance, governmental and enforcement authorities concerning certain practices within the insurance and reinsurance industry. Insurance and reinsurance companies that we have acquired, or may acquire in the future, may have been or may become involved in these or other investigations, litigation or regulatory activity and may have lawsuits filed or other regulatory actions taken against them. Our involvement in any such activity would cause us to incur legal costs and, if we or any of our insurance or reinsurance subsidiaries were found to have violated any laws or regulations, we could be required to pay fines and damages and incur other sanctions, perhaps in material amounts, which could have a material negative impact on our profitability.
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
Our business is subject to laws and regulations relating to sanctions and foreign corrupt practices, the violation of which could adversely affect our financial condition and results of operations.
We are legally required to comply with all applicable economic sanctions and anti-bribery laws and regulations of the jurisdictions in which we operate. U.S. laws and regulations applicable to our U.S. subsidiaries include the economic trade sanctions laws and regulations administered by the Treasury’s Office of Foreign Assets Control, as well as certain laws administered by the U.S. Department of State. New sanction regimes may be initiated, or existing sanctions expanded, at any time, which can impact our business activities. In addition, our companies are subject to the U.S. Foreign Corrupt Practices Act and other anti-bribery laws such as the Bermuda Bribery Act and the U.K. Bribery Act that generally bar corrupt payments or unreasonable gifts to foreign governments or officials. Although we have policies and controls in place that are designed to ensure compliance with these laws and regulations, it is possible that an employee or intermediary could fail to comply with applicable laws and regulations. In such event, we could be exposed to civil penalties, criminal penalties and other sanctions, including fines or other punitive actions. Such civil or criminal penalties, sanctions, fines or other punitive actions, and the possibility of resulting damage to our business and/or reputation, could have a material adverse effect on our financial condition and results of operations.
The United Kingdom’s referendum vote to leave the European Union ("Brexit") could adversely affect our business.
There has been volatility in the financial and foreign exchange markets following the advisory referendum held on June 23, 2016, in which the United Kingdom voted to leave the European Union (commonly referred to as “Brexit”), and this is expected to continue. On March 29, 2017, Article 50 of the Lisbon Treaty was triggered, and following the successful passing of the Withdrawal Agreement Bill by the U.K. Parliament, the United Kingdom left the European Union on January 31, 2020 pursuant to the terms of a withdrawal agreement concluded between the U.K. government and the E.U. Council (the “Withdrawal Agreement”). The Withdrawal Agreement allows for a transition period during which the United Kingdom’s trading relationship with the European Union will remain largely unchanged. This transition period is due to end on December 31, 2020. During the transition period, the United Kingdom and the European Union will continue to negotiate the terms of their ongoing relationship. However, uncertainty remains over the United Kingdom's future relationship with the European Union after 2020. As a result, we face risks associated with the potential uncertainty and consequences that may follow Brexit, including with respect to volatility in the financial markets, exchange rates and interest rates. We also have significant operations and employees in the United Kingdom, including in our Lloyd’s and StarStone businesses. Brexit’s impact on our U.K. businesses will depend on the United Kingdom and Lloyd’s abilities to retain access to the E.U. markets, and our U.K. businesses could be adversely affected if adequate access to these markets is not obtained. Brexit may also lead to legal uncertainty and differences in national laws and regulations as the United Kingdom determines which E.U. laws to replace or replicate, and these issues could impact our structure and operations. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations, and financial condition.
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
Some of our directors, large shareholders and their affiliates have interests and/or other involvement with entities that can create conflicts of interest, through related party transactions or competition.
We have participated in transactions, investments and investment management arrangements in which one or more of our directors, large shareholders or their affiliates has an interest, and we may continue to do so in the future. These matters, called related party transactions, are described in Note 21 - "Related Party Transactions" in the notes to our consolidated financial statements included in Item 8 of this Annual Report. In addition, some of our directors, large shareholders or their affiliates from time to time have ownership interests or other involvement with entities that compete against us or otherwise have interests that could, at times, be considered potentially adverse to us, either in the pursuit of acquisition targets, investments or in our business operations. The interests of our directors, large shareholders or their affiliates in related party transactions or competitive businesses may create the potential for, or result in, conflicts of interests.
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
Computer viruses, cyber-attacks, and other external hazards, as well as any internal process or employee failures, could expose our information technology systems to security breaches that may cause critical data to be corrupted or confidential or proprietary information to be exposed, or cause system disruptions or shut-downs. In addition to our own information, we receive and may be responsible for protecting confidential or personal information of ceding companies, policyholders, employees, and other third parties, which could also be compromised in the event of a security breach.

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
In addition, the information security and data privacy regulatory environment is increasingly demanding. We are subject to numerous laws and regulations in multiple jurisdictions governing the protection of the personal and confidential information of our clients and/or employees, including in relation to medical records and financial information. These laws and regulations are rapidly expanding, increasing in complexity and sometimes conflict between jurisdictions. For example, the E.U. General Data Protection Regulation ("GDPR") creates rights for individuals to control their personal data and sets forth the requirements with which companies handling the personal data of E.U.-based data subjects have to comply (regardless of whether such data handling involves E.U.-based operations). We are also subject to the GDPR through our handling of the personal data of E.U.-based subjects in connection with our ordinary course operations. If any person, including any of our employees or those with whom we share such information, negligently disregards or intentionally breaches our established controls with respect to our client data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions, including as a result of a violation of the GDPR.
If outsourced providers such as third-party administrators, managing general agents, investment managers or other service providers were to breach obligations owed to us, our business and results of operations could be adversely affected.
We outsource certain business functions to third-party providers, and these providers may not perform as anticipated or may fail to adhere to their obligations to us. For example, certain of our subsidiaries rely on relationships with a number of third-party administrators under contracts pursuant to which these third-party administrators manage and pay claims on our subsidiaries’ behalf and advise with respect to case reserves. In these relationships, we rely on controls incorporated in the provisions of the administration agreement, as well as on the administrator’s internal controls, to manage the claims process within our prescribed parameters. Our StarStone and Atrium subsidiaries use managing general agents, general agents and other producers to write and administer business on their behalf within prescribed underwriting authorities. We also rely on external investment managers to provide services pursuant to the terms of our investment management agreements, including following established investment guidelines. Although we monitor these administrators, agents and producers, and investment managers on an ongoing basis, our monitoring efforts may not be adequate or our service providers could exceed their authorities or otherwise breach obligations owed to us, which, if material, could adversely affect our business and results of operations.
Risks Relating to Taxation
Recently enacted U.S. tax reform legislation, various international tax transparency and economic substance initiatives, and possible future tax reform legislation and regulations could materially affect us and our shareholders.
On December 22, 2017, the US government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act is broad and contains many provisions that have significant implications on us, and potentially on our shareholders, including re-measurement of deferred taxes and surplus due to the reduction in corporation income tax rate, and imposition of a new base-erosion anti-abuse tax (“BEAT”) on affiliate transactions (including reinsurance arrangements between affiliated companies). In response to the introduction of BEAT, we non-renewed (as of January 1, 2018) certain of our active underwriting affiliate reinsurance transactions between our operating entities that are subject to U.S. taxation and our non-U.S. affiliates that are not. We continue to assess the future impact of BEAT on our transaction structuring.

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
The Tax Act also contains modifications to certain provisions relating to passive foreign investment company (“PFIC”) status that if applicable to us could result in adverse tax consequences to U.S. persons who own our ordinary shares. On July 10, 2019, the U.S. Internal Revenue Service and Department of the Treasury released proposed regulations relating to PFICs that may have an impact on foreign insurance companies and their investors, and other participants in transactions involving foreign insurers. The new proposed regulations withdraw a set of proposed regulations that were issued in April 2015.  The proposed regulations provide guidance relating to changes in the PFIC regime made by the Tax Act, address the application and interaction of certain “look-through” rules contained in the Code and introduce new rules relating to the determination of the “active conduct” test. While the proposed regulations make it more difficult to qualify for certain exceptions to PFIC status, we believe that we will not be a PFIC for U.S. federal income purposes for the foreseeable future under the proposed regulations. In particular, we believe that the income of our non-U.S. subsidiaries that are insurance companies is derived in the "active conduct of an insurance business" by corporations that are predominately engaged in such business under the provision of the Tax Act, and that this is also the case for us when the operations of our subsidiaries are considered as a whole, under the look-through rules applicable to foreign holding companies. There are currently no final regulations regarding the application of the PFIC provisions of the Code to an insurance company, so the application of those provisions to insurance companies remains unclear in certain respects. The proposed regulations are expected to become final, possibly as early as the first half of 2020.
The United States and other countries and governing bodies have also enacted reform legislation aimed at increasing transparency on companies’ global tax footprint and profile. The Organization for Economic Co-operation and Development (the "OECD") is an intergovernmental economic organization founded to stimulate economic progress and trade. It develops economic policy recommendations to encourage policy reform in member countries. Created by the OECD under the initiative known as the “Base Erosion and Profit Shifting Project (“BEPS”), “Country-by-Country Reporting” (Action 13) aims to ensure that multi-national businesses provide appropriate and accurate information to each respective member and non-member region based on various metrics. These metrics are directed at counteracting the effects of global preferential tax regimes and increasing tax transparency. Bermuda has adopted OECD compliant Country-by-Country Reporting regulations for Bermuda headquartered companies which requires the Company to file a report containing results of our global operations. It is uncertain how cooperating jurisdictions, including those in which we operate, will utilize the data collected in our Bermuda filing. These initiatives could increase the burden and costs of compliance.
In December 2017, the European Union's Code Group included Bermuda on a list of jurisdictions that it considered to be non-cooperative for tax purposes. In order to be removed from such list, Bermuda passed the Economic Substance Act 2018 (the “ESA”) in December 2018, which came into effect on January 1, 2019 and required compliance by pre-existing entities by July 1, 2019. The legislation requires Bermuda companies engaging in a “relevant activity” (which includes insurance business and holding entity activities) to be locally managed and directed, to carry on core income generating activities in Bermuda, to maintain adequate physical presence in Bermuda, and to have an adequate level of local full time qualified employees and incur adequate operating expenditure in Bermuda. The guidance as to how Bermuda authorities will interpret and enforce the ESA is pending, and we therefore cannot predict their potential impact on our results of operations and financial condition. In the event that we are required to maintain additional staff or operations in Bermuda, we may incur increased operating expenditures that could negatively impact our results of operations.

U.S. persons who own our ordinary shares might become subject to adverse U.S. tax consequences as a result of "related person insurance income," if any, of our non-U.S. insurance company subsidiaries.
For any of our wholly-owned non-U.S. insurance company subsidiaries, if (1) U.S. persons are treated as owning 25% or more of our shares, (2) the related person insurance income ("RPII") of that subsidiary were to equal or exceed 20% of its gross insurance income in any taxable year, and (3) direct or indirect insureds of that subsidiary (and persons related to such insureds) own (or are treated as owning) 20% or more of the voting power or value of our shares, then a U.S. person who owns our shares directly, or indirectly through non-U.S. entities, on the last day of the taxable year would be required to include in income for U.S. federal income tax purposes that person's pro rata share of the RPII of such a non-U.S. insurance company for the entire taxable year, whether or not any such amounts are actually distributed. In the case of any of our partially-owned non-U.S. insurance company subsidiaries, the RPII provisions apply similarly, except that the percentage share ownership thresholds described in the preceding sentence are measured in terms of indirect ownership of the subsidiary’s shares rather than in terms of ownership of our shares.
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
We and a number of our subsidiaries are companies formed under the laws of Bermuda or other jurisdictions that do not impose income taxes, and it is our contemplation that these companies will not incur substantial income tax liabilities from their operations. Because the operations of these companies generally involve, or relate to, the insurance or reinsurance of risks that arise in higher tax jurisdictions, such as the United States, the United Kingdom and Australia, it is possible that the taxing authorities in those jurisdictions may assert that the activities of one or more of these companies creates a sufficient nexus in that jurisdiction to subject the company to income tax there. There are uncertainties in how the relevant rules apply to insurance businesses, and in our eligibility for favorable treatment under applicable tax treaties. Accordingly, it is possible that we could incur substantial unexpected tax liabilities.
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
The market price for our depositary shares representing our preferred shares may fluctuate substantially and could cause investments losses due to, among other things and in addition to the factors listed above, the following:

•	whether dividends have been declared and are likely to be declared on the preferred shares from time to time;

•	whether the ratings on the depositary shares representing our preferred shares provided by any ratings agency have changed;

•	changes in our credit ratings or the ratings of our insurance subsidiaries’ financial strength and claims paying ability published by major credit ratings agencies;

•	the amount of total indebtedness we have outstanding;

•	the level, direction and volatility of market interest rates generally; and

•	the market for similar securities.
A few significant shareholders may influence or control the direction of our business. If the ownership of our ordinary shares continues to be highly concentrated, it may limit the ability of other shareholders to influence significant corporate decisions.
We have a number of shareholders with large interests, including several that may be affiliated with members of our Board of Directors. The interests of certain significant shareholders, including those affiliated with members of our Board of Directors, may not be fully aligned with those of other shareholders, and this may lead to a strategy that is not in such other shareholders’ best interests. As of December 31, 2019, CPPIB, funds managed by Hillhouse Capital Advisors Ltd. and its affiliates, funds managed by Stone Point and its affiliates, Beck Mack & Oliver, and two of Enstar's executive officer co-founders (collectively) beneficially owned approximately12.5%, 9.7%,9.1%, 3.9% and 4.1%, respectively, of our outstanding voting ordinary shares. CPPIB owns additional non-voting ordinary shares that, together with its voting shares, represented an economic interest of approximately 17.8% as of December 31, 2019. Hillhouse owns additional non-voting shares and warrants that, together with its voting shares, represented an economic interest of approximately 17.0% as of December 31, 2019.
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
Some provisions of our bye-laws have the effect of making more difficult or discouraging unsolicited takeover bids from third parties or preventing the removal of our current board of directors and management. In particular, our bye-laws provide for a classified board, whose members may be removed by our shareholders only for cause by a majority vote, and contain restrictions on the ability of shareholders to nominate persons to serve as directors, submit resolutions to a shareholder vote and request special general meetings. In addition, our board of directors may limit a shareholder’s exercise of voting rights where it deems it necessary to do so to avoid adverse tax, legal or regulatory consequences. We also have the authority under our bye-laws to reasonably request information from any shareholder for the purpose of determining whether a shareholder’s voting rights are to be limited pursuant to the bye-laws. If a shareholder fails to respond to our request for information or submits incomplete or inaccurate information in response to a request by us, we may, in our reasonable discretion, eliminate the shareholder’s voting rights. These provisions may encourage persons seeking to acquire control of us to negotiate with our directors, which we believe would generally best serve the interests of our shareholders. In addition, these bye-law provisions may prevent the removal of our current board of directors and management. To the extent these provisions discourage takeover attempts, they may deprive shareholders of opportunities to realize takeover premiums for their shares or may depress the market price of the shares.

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
Pursuant to our contractual obligations, on October 10, 2017, we filed a resale registration statement covering approximately 9.8 million ordinary shares (including voting ordinary shares issuable upon conversion of outstanding non-voting ordinary shares) primarily held by CPPIB, Hillhouse and Trident. Upon effectiveness of the resale registration statement on December 13, 2018, a large number of ordinary shares became freely tradable without restrictions under the Securities Act. Our ordinary shares have in the past been, and may from time to time continue to be, thinly traded, and significant sales could adversely affect the market price for our ordinary shares and impair our ability to raise capital through offerings of our equity securities.
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
The voting rights of holders of our preferred shares and, in turn, the depositary shares representing the preferred shares are limited.
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

ITEM 1B.   UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.   PROPERTIES
We renew and enter into new leases in the ordinary course of our business. We lease office space in Hamilton, Bermuda, where our principal executive office is located. We also lease office space in a number of U.S. states, the United Kingdom, Australia, Ireland, Switzerland, Canada and several Continental European countries. We believe that this office space is sufficient for us to conduct our current operations for the foreseeable future, although in connection with future acquisitions from time to time, we may expand to different locations or increase space to support any such growth.
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

PART II
ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Number of Holders
Our ordinary voting shares are listed on the NASDAQ Global Select Market under the symbol "ESGR." There is no established trading market for our non-voting ordinary shares. On February 24, 2020, there were 1,492 shareholders of record of our voting ordinary shares and four shareholders of record of our non-voting ordinary shares. This is not the number of beneficial owners of our voting ordinary shares as some shares are held in “street name” by brokers and others on behalf of individual owners.
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
Issuer Purchases of Equity Securities
The following table provides information about ordinary shares acquired by the Company during the three months ended December 31, 2019, which are related to shares withheld from employees in order to facilitate the payment of withholding taxes on restricted shares. The Company does not have a share repurchase program.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Program
October 1, 2019 - October 31, 2019	—	$—	—	$—
November 1, 2019 - November 30, 2019	635	$202.55	—	$—
December 1, 2019 - December 31, 2019	—	$—	—	$—
	635		—	$—

(1)
Includes shares withheld from employees in order to facilitate the payment of withholding taxes on restricted shares granted pursuant to our equity incentive plan. The shares are calculated at their fair market value, as determined by reference to the closing price of our ordinary shares on the vesting date.

Performance Graph
The following performance graph compares the cumulative total return on our ordinary shares with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Insurance Index for the period that commenced December 31, 2014 and ended on December 31, 2019. The performance graph shows the value as of December 31 of each calendar year of $100 invested on December 31, 2014 in our ordinary shares, the NASDAQ Composite Index, and the NASDAQ Insurance Index assuming the reinvestment of dividends. Returns have been weighted to reflect relative market capitalization. This information is not necessarily indicative of future returns.

	Indexed Returns* for Years Ended December 31,
	2014	2015	2016	2017	2018	2019
Enstar Group Limited	100.00	98.14	129.31	131.30	109.60	135.30
NASDAQ Composite Index	100.00	106.96	116.45	150.96	146.67	200.49
NASDAQ Insurance Index	100.00	103.70	131.49	142.17	124.49	159.49
*$100 invested on December 31, 2014 in stock or index, including reinvestment of dividends.

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
Since our inception, we have made numerous acquisitions of companies and portfolios of business, and discontinued and sold certain life and annuities business, that significantly impacts the comparability between periods of the information reflected below. Our recent acquisitions, significant new business and discontinued operations are described in Note 3 - "Acquisitions", Note 4 - "Significant New Business", and Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands of U.S. dollars, except share and per share data)
Statements of Earnings Data:
Net premiums earned	$1,154,861	$895,575	$613,121	$823,514	$753,744
Fees and commission income	28,453	35,088	66,103	39,364	39,347
Net investment income	321,276	270,671	208,789	185,463	122,564
Net realized and unrealized gains (losses)	1,031,351	(412,884)	190,334	77,818	(41,523)
Net incurred losses and LAE	(872,575)	(454,025)	(193,551)	(174,099)	(104,333)
Acquisition costs	(305,951)	(192,790)	(96,906)	(186,569)	(163,716)
Total other expenses, net	(480,669)	(402,178)	(479,383)	(432,767)	(381,061)
Earnings (loss) before income taxes	876,746	(260,543)	308,507	332,724	225,022
Income tax (expense) benefit	(4,437)	6,124	6,395	(34,874)	(12,650)
Earnings (losses) from equity method investments	55,910	42,147	5,904	(5,400)	—
Net earnings (loss) from continuing operations	928,219	(212,272)	320,806	292,450	212,372
Net earnings (loss) from discontinuing operations	—	—	10,993	11,963	(2,031)
Net earnings (loss)	928,219	(212,272)	331,799	304,413	210,341
Net earnings (loss) attributable to noncontrolling interest	9,870	62,051	(20,341)	(39,606)	9,950
Net earnings (loss) attributable to Enstar Group Limited	938,089	(150,221)	311,458	264,807	220,291
Dividends on preferred shares	(35,914)	(12,133)	—	—	—
Net earnings (loss) attributable to Enstar Group Limited Ordinary Shareholders	$902,175	$(162,354)	$311,458	$264,807	$220,291

Per Ordinary Share Data:(1)
Earnings per ordinary share attributable to Enstar Group Limited:
Basic:
Net earnings (loss) from continuing operations	$42.00	$(7.84)	$15.50	$13.10	$11.55
Net earnings (loss) from discontinuing operations	—	—	0.56	0.62	(0.11)
Net earnings (loss) per ordinary share	$42.00	$(7.84)	$16.06	$13.72	$11.44
Diluted:
Net earnings (loss) from continuing operations	$41.43	$(7.84)	$15.39	$13.00	$11.46
Net earnings (loss) from discontinuing operations	—	—	0.56	0.62	(0.11)
Net earnings (loss) per ordinary share	$41.43	$(7.84)	$15.95	$13.62	$11.35

Weighted average ordinary shares outstanding:
Basic	21,482,617	20,698,310	19,388,621	19,299,426	19,252,072
Diluted	21,775,066	20,904,176	19,527,591	19,447,241	19,407,756
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

	December 31,
	2019	2018	2017	2016	2015
	(in thousands of U.S. dollars, except share and per share data)
Balance Sheet Data:
Total investments	$13,207,513	$11,242,061	$8,755,130	$7,332,425	$6,340,781
Total cash and cash equivalents (inclusive of restricted)	1,055,777	982,584	1,212,836	1,318,645	1,295,169
Reinsurance balances recoverable on paid and unpaid losses	2,379,890	2,029,663	2,021,030	1,460,743	1,451,921
Total assets	19,363,315	16,556,270	13,606,422	12,865,744	11,772,534
Losses and loss adjustment expense liabilities	10,429,238	9,409,504	7,398,088	5,987,867	5,720,149
Defendant asbestos and environmental liabilities	847,685	203,320	219,164	234,020	—
Debt obligations	1,191,207	861,539	646,689	673,603	599,750
Total Liabilities	14,068,173	12,183,738	9,980,868	9,600,390	8,834,088
Total Enstar Group Limited shareholders’ equity	4,842,183	3,901,933	3,136,684	2,802,312	2,516,872

Book Value per Share:(1)
Basic	$201.39	$158.06	$161.63	$144.66	$130.65
Diluted	$197.93	$155.94	$159.19	$143.68	$129.65
Shares Outstanding:
Basic	21,511,505	21,459,997	19,406,722	19,372,178	19,263,742
Diluted	21,989,971	21,881,063	19,830,767	19,645,309	19,714,810
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
For a comparison of our results of operations for the fiscal years ended December 31, 2018 and 2017, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 1, 2019.
Business Overview
We are a multi-faceted insurance group that offers innovative capital release solutions and specialty underwriting capabilities through our network of group companies in Bermuda, the United States, the United Kingdom, Continental Europe, Australia, and other international locations. Our core focus is acquiring and managing insurance and reinsurance companies and portfolios of insurance and reinsurance business in run-off. Since the formation of our Bermuda-based holding company in 2001, we have completed or announced over 100 acquisitions or portfolio transfers. The substantial majority of our acquisitions have been in the non-life run-off business, which generally includes property and casualty, workers’ compensation, asbestos and environmental, construction defect, marine, aviation and transit, and other closed business.
While our core focus remains acquiring and managing non-life run-off business, we expanded our business to include active underwriting through our acquisitions of Atrium and StarStone in 2013 and 2014, respectively. We partnered with Trident in the Atrium and StarStone acquisitions, with Enstar owning a 59.0% interest, Trident owning a 39.3% interest, and Dowling owning a 1.7% interest. We also expanded our portfolio of run-off businesses in 2013 to include closed life and annuities, primarily through our acquisition of Pavonia, which we sold in 2017 and which had made up the majority of our life and annuities business.
We also manage our investment portfolio with the goal of achieving superior risk-adjusted returns, while growing profitability and generating long-term growth in shareholder value.
Our businesses strategies are discussed in "Item 1. Business - Company Overview", "- Business Strategy", "-Strategic Growth" and "- Recent Acquisitions and Significant New Business."

Key Performance Indicator
Our primary corporate objective is growing our book value per share, and we believe that long-term growth in fully diluted book value per share is the most appropriate measure of our financial performance. We create growth in our book value through the execution of the strategies discussed in "Item 1. Business - Business Strategy."
During 2019, our book value per share on a fully diluted basis increased by 26.9% to $197.93 per share. The growth of our fully diluted book value per share since becoming a public company is shown in the table below.
The table below summarizes the calculation of our fully diluted book value per ordinary share as of December 31, 2019 and 2018:

	2019	2018	Change
	(in thousands of U.S. Dollars)
Numerator:
Total Enstar Group Limited Shareholder's Equity	$4,842,183	$3,901,933	$940,250
Less: Series D and E Preferred Shares	510,000	510,000	—
Total Enstar Group Limited Ordinary Shareholders' Equity (A)	4,332,183	3,391,933	940,250
Proceeds from assumed conversion of warrants (1)	20,229	20,229	—
Numerator for fully diluted book value per ordinary share calculations (B)	$4,352,412	$3,412,162	$940,250

Denominator:
Ordinary shares outstanding (C)	21,511,505	21,459,997	51,508
Effect of dilutive securities:
Share-based compensation plans	302,565	245,165	57,400
Warrants(1)	175,901	175,901	—
Fully diluted ordinary shares outstanding (D)	21,989,971	21,881,063	108,908

Book value per ordinary share
Basic book value per ordinary share = (A) / (C)	$201.39	$158.06	$43.33
Fully diluted book value per ordinary share = (B) / (D)	$197.93	$155.94	$41.99
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

Non-GAAP Financial Measure
In addition to presenting net earnings (losses) attributable to Enstar Group Limited ordinary shareholders and diluted earnings (losses) per ordinary share determined in accordance with U.S. GAAP, we believe that presenting non-GAAP operating income (loss) attributable to Enstar Group Limited ordinary shareholders and non-GAAP diluted operating income (loss) per ordinary share provides investors with valuable measures of our performance.
Non-GAAP operating income (loss) attributable to Enstar Group Limited ordinary shareholders is calculated by the addition or subtraction of certain items from within our consolidated statements of earnings to or from net earnings (loss) attributable to Enstar Group Limited ordinary shareholders, the most directly comparable GAAP financial measure, as illustrated in the table below, for the years ending December 31, 2019 and 2018:

	2019	2018
	(in thousands of U.S. dollars, except per share data)
Net earnings (loss) attributable to Enstar Group Limited ordinary shareholders	$902,175	$(162,354)
Adjustments:
Net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed (1)	(534,730)	243,093
Change in fair value of insurance contracts for which we have elected the fair value option	117,181	6,664
Tax effects of adjustments (2)	51,102	(16,588)
Adjustments attributable to noncontrolling interest (3)	17,689	(9,166)
Non-GAAP operating income attributable to Enstar Group Limited ordinary shareholders (4)	$553,417	$61,649

Diluted net earnings (loss) per ordinary share (5)	$41.43	$(7.84)
Adjustments:
Net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed (1)	(24.55)	11.70
Change in fair value of insurance contracts for which we have elected the fair value option	5.38	0.32
Tax effects of adjustments (2)	2.35	(0.79)
Adjustments attributable to noncontrolling interest (3)	0.81	(0.44)
Diluted non-GAAP operating income per ordinary share (4)	$25.42	$2.95

Weighted average ordinary shares outstanding - diluted	21,775,066	20,904,176
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

Basis of Non-GAAP Operating Income (Loss) financial measure
Our non-GAAP measure shown above, as defined in Item 10(e) of Regulation S-K, enables readers of the consolidated financial statements to more easily analyze our results in a manner more aligned with the manner in which our management analyzes our underlying performance. We believe that presenting this non-GAAP financial measure, which may be defined and calculated differently by other companies, improves the understanding of our consolidated results of operations. This measure should not be viewed as a substitute for those calculated in accordance with U.S. GAAP.
Non-GAAP operating income (loss) excludes: (i) net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed, (ii) change in fair value of insurance contracts for which we have elected the fair value option, (iii) gain (loss) on sale of subsidiaries, if any, (vi) net earnings (loss) from discontinued operations, if any, (v) tax effect of these adjustments where applicable, and (vi) attribution of share of adjustments to noncontrolling interest where applicable. We eliminate the impact of net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed and change in fair value of insurance contracts for which we have elected the fair value option because these items are subject to significant fluctuations in fair value from period to period, driven primarily by market conditions and general economic conditions, and therefore their impact on our earnings is not reflective of the performance of our core operations. When applicable, we eliminate the impact of gain (loss) on sale of subsidiaries and net earnings (loss) on discontinued operations because these are not reflective of the performance of our core operations.
Underwriting Ratios
In presenting our results for the Atrium and StarStone segments, we discuss the loss ratio, acquisition cost ratio, operating expense ratio, and the combined ratio of our active underwriting operations within these segments. Management believes that these ratios provide the most meaningful measure for understanding our underwriting profitability. These measures are not defined in GAAP, but are calculated using GAAP amounts presented on the statements of earnings for both Atrium and StarStone.
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
The StarStone segment also includes corporate expenses that are not directly attributable to the underwriting results in the segment and are not included in the insurance ratios. The corporate expenses include non-recurring expenses, reorganization expenses and holding company expenses.

Current Outlook
Our business strategy includes generating growth through acquisitions and reinsurance transactions, particularly in our Non-life Run-off segment. During 2019, we completed seven significant reinsurance transactions with Zurich Insurance Group, Maiden Reinsurance Ltd., Amerisure Mutual Insurance Company, and four AmTrust's Lloyd's Syndicates. We also completed the acquisition of Morse TEC, a company that holds personal injury asbestos and environmental liabilities. During 2019, we acquired $2.8 billion of assets and liabilities in aggregate in these transactions. In 2019, we also completed a Part VII transfer in the U.K., delivering legal finality to RSA for its employers' liability portfolio, and in Oklahoma, we are pursuing an insurance business transfer under the newly enacted Insurance Business Transfer Act with respect to an intra-group transaction. As this legislation becomes more widely used in the U.S., we expect it will offer us additional opportunities and flexibility in how we structure U.S. transactions. We have signed two transactions with AXA XL and Munich Re, representing approximately $0.4 billion of assets and liabilities, that are expected to close in the first half of 2020. Our strong operating platforms in all of the major insurance markets are well positioned to take on additional business opportunities. We recently completed our 100th acquisition, demonstrating our ability to successfully execute upon transactions. We are market-leading in acquiring companies in run-off, entering into reinsurance transactions through loss portfolio transfers, adverse development covers, reinsurance-to-close, or insurance business transfers.
Our business operates in the insurance, reinsurance and investments markets. As with others in our industry, we are subject to economic factors such as interest rates, foreign exchange rates, underwriting events, regulation, tax policy changes, political risks and other market risks that can impact our strategy and operations. Economic conditions have recently been characterized by historically low interest rates, international trade tensions, signs of slowing global growth, significant catastrophe events, coronavirus, and other political and economic uncertainties. However, our business continued to perform well in 2019.
We experienced favorable investment conditions during 2019, and we expect that investment results will continue to be a key driver of our consolidated results going forward. However, we cannot be assured that the recent positive market conditions will continue into the future. We also anticipate that our consolidated earnings will be impacted by volatility in the investment markets. Our fixed income portfolio is prudently invested to earn us a reasonable return, whilst ensuring that funds will be available to pay our obligations when they become due. While it is possible that fixed income yields will improve over time, we anticipate that interest rates will remain low in the near-term which may adversely impact reinvestment yields. Our other investments, including equities, hedge funds and other non-fixed income investments carry higher expected returns, have a longer investment time horizon, and diversify against our fixed income portfolio. Our enterprise risk management framework enables us to hold sufficient capital for possible risk events and ensures our business strategies can be deployed through market cycles to deliver attractive returns for our capital providers.
While Non-life Run-off is our predominant business activity, we also allocate our capital to our active underwriting businesses and to strategic investments as described below.

•	Atrium has been a consistent top-quartile performing Lloyd's business and is currently seeing market opportunities that are resulting in an increase to premiums written.

•
StarStone, with the strong support from its shareholders, has undertaken a significant re-positioning of its underwriting portfolio, resulting in lower premiums written in 2019. StarStone's focus is to achieve consistent underwriting profitability from its core lines of business. We believe StarStone is better positioned for the future and we expect that StarStone will seek to write more premiums through selective growth opportunities.

•
Our significant strategic investments include Enhanzed Re, Monument Re, AmTrust, amongst others, more fully described in Note 21 - "Related Party Transactions" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

Consolidated Results of Operations - For the Years Ended December 31, 2019 and 2018
The following table sets forth our consolidated statements of earnings for the years ended December 31, 2019 and 2018. For a discussion of the critical accounting policies that affect the results of operations, see "Critical Accounting Policies" below.

	2019	2018	Change
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$1,154,861	$895,575	$259,286
Fees and commission income	28,453	35,088	(6,635)
Net investment income	321,276	270,671	50,605
Net realized and unrealized gains (losses)	1,031,351	(412,884)	1,444,235
Other income	37,170	35,085	2,085
	2,573,111	823,535	1,749,576
EXPENSES
Net incurred losses and LAE	872,575	454,025	418,550
Life and annuity policy benefits	91	1,003	(912)
Acquisition costs	305,951	192,790	113,161
General and administrative expenses	473,086	407,375	65,711
Interest expense	52,541	26,217	26,324
Net foreign exchange (gains) losses	(7,879)	2,668	(10,547)
	1,696,365	1,084,078	612,287
EARNINGS (LOSS) BEFORE INCOME TAXES	876,746	(260,543)	1,137,289
Income tax benefit (expense)	(4,437)	6,124	(10,561)
Earnings from equity method investments	55,910	42,147	13,763
NET EARNINGS (LOSS)	928,219	(212,272)	1,140,491
Net loss (earnings) attributable to noncontrolling interest	9,870	62,051	(52,181)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	938,089	(150,221)	1,088,310
Dividends on preferred shares	(35,914)	(12,133)	(23,781)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$902,175	$(162,354)	$1,064,529
Highlights
Consolidated Results of Operations for 2019:

•	Consolidated net earnings of $902.2 million and basic and diluted earnings per share of $42.00 and $41.43, respectively;

•
Non-GAAP operating income of $553.4 million and diluted non-GAAP operating income per ordinary share of $25.42. For a reconciliation of non-GAAP operating income to net earnings (loss) calculated in accordance with GAAP and diluted non-GAAP operating income per ordinary share to diluted net earnings (loss) per ordinary share calculated in accordance with GAAP, see "Non-GAAP Financial Measure" above;

•	Net earnings from Non-life Run-off segment of $1,059.8 million;

•	Combined ratio of 90.6% for our Atrium segment, with net premiums earned of $164.1 million.

•	Combined ratio of 103.4% for StarStone's core business lines, and 111.9% for StarStone Group after intragroup reinsurance cessions.

•	Net investment income of $321.3 million and net realized and unrealized gains of $1,031.4 million.

Consolidated Financial Condition as of December 31, 2019:

•	Total cash and investments of $14,263.0 million;

•	Total reinsurance balances recoverable on paid and unpaid losses of $2,379.9 million;

•	Total assets of $19,363.3 million;

•
Total gross and net reserves for losses and LAE of $10,429.2 million and $8,047.1 million, respectively. In our Non-life Run-off operations during 2019, gross and net reserves acquired and assumed were $2,109.1 million and $1,587.0 million, respectively;

•
Total capital under management of $6,486.3 million, including common equity of $4,332.2 million, preferred equity of $510.0 million, noncontrolling interests of $453.0 million, and debt of $1,191.2 million; and

•	Diluted book value per ordinary share of $197.93, an annual increase of 26.9%.
Consolidated Overview
2019 versus 2018: We reported consolidated net earnings attributable to Enstar Group Limited ordinary shareholders of $902.2 million in 2019, a change of $1,064.5 million from net losses of $162.4 million in 2018. The comparability of our results across different periods was impacted by the acquisitions and loss portfolio transfer reinsurance transactions we completed during 2019 with Morse TEC, Zurich, Maiden Re, Amerisure and AmTrust and in 2018 with Maiden Re, Maiden Re North America, KaylaRe, Neon, Novae, Zurich, Coca-Cola and Allianz. The most significant drivers of the change in our financial performance during 2019 as compared to 2018 included:

•
Non-life Run-off Segment - Our Non-life Run-off segment is the predominant driver of our results, contributing $1,059.8 million of net income to our consolidated results in 2019, an increase of $1,034.6 million compared to 2018, primarily due to net realized and unrealized gains on both our fixed income portfolio and our other investments;

•
Higher Net Investment Income - Total net investment income increased by $50.6 million in 2019, compared to 2018. The increase was primarily attributable to an increase in average invested assets and an increase in the book yield we obtained on our assets. The increase in average invested assets was primarily due to the new business we acquired by completing the Morse TEC, Zurich, Maiden Re Bermuda, Amerisure and AmTrust RITC transactions in 2019. The increase in the book yield was primarily due to the contractual yield received on the 2019 transactions and our asset allocation strategies;

•
Atrium - Net earnings attributable to the Atrium segment were $12.1 million in 2019, compared to $9.0 million in 2018. The combined ratio in 2019 was 90.6%, compared to 94.5% in 2018, and the improvement was primarily driven by a lower operating expense ratio;

•
StarStone - The StarStone segment results improved by $57.8 million, with net losses of $100.7 million in 2019, compared to net losses of $158.6 million in 2018. The decrease in net losses was primarily due to net realized and unrealized gains on investments in 2019, compared to net realized and unrealized losses on investments in 2018. Included in the segment results, the combined ratio for the StarStone Group was 111.9% in 2019 compared to 125.3% in 2018. StarStone has been repositioning the underwriting portfolio, resulting in significant improvement in the profitability of the core lines to achieve a combined ratio of 103.4%. The segment's underwriting result was impacted by large current year loss activity predominantly related to exited lines, and prior year adverse loss development;

•
Other Activities - Net losses attributable to our other activities were $69.0 million in 2019, compared to $38.0 million in 2018. The increase in net losses was primarily driven by the dividends on our preferred shares and largely related to increased performance-based compensation due to higher net earnings.

•
Net Realized and Unrealized Gains (Losses) - In 2019, net realized and unrealized gains were $1,031.4 million, compared to net losses of $412.9 million in 2018. The net realized and unrealized gains in 2019 were primarily attributable to an increase in the valuation of our fixed maturity investments due to declining interest rates and tighter credit spreads and gains on our other investments primarily due to strong performance in the global equity markets. Many insurance companies predominantly use available-for-sale accounting where unrealized amounts are recorded directly to shareholders’ equity and therefore do not impact earnings. Unrealized amounts would only become realizable in the event of a sale of the specific securities prior to maturity or a credit default. We have historically utilized trading accounting which is reflected in earnings, however from October 1, 2019 we have been electing to use available-for-sale accounting for all new acquisitions and, where permissible, as trading fixed maturity securities mature, we are reinvesting the proceeds into available-for-sale securities for the Non-Life Run-off and StarStone segments;

•
Noncontrolling Interest - Net (earnings) losses attributable to noncontrolling interest is the share of results from those subsidiary companies in which there are either noncontrolling interests or redeemable noncontrolling interests. In 2019, the net loss attributable to noncontrolling interest was $9.9 million, compared to net loss attributable to noncontrolling interest of $62.1 million in 2018. The reduction in losses attributable to noncontrolling interest was primarily due to an improvement in StarStone, as discussed above;

•
Income Taxes - We recorded an income tax expense of $4.4 million in 2019, compared to an income tax benefit of $6.1 million in 2018, a change of $10.6 million. Our effective tax rate was 0.5% in 2019 compared with 2.8% in 2018, primarily relating to the geographic distribution of our pre-tax net earnings (losses) between our taxable and non-taxable jurisdictions in 2018; and

•
Our non-GAAP operating income, which excludes the impact of unrealized losses on fixed maturity securities and other items, was $553.4 million for the year ended December 31, 2019, an increase of $491.8 million from non-GAAP operating income of $61.6 million for the year ended December 31, 2018. The increase was primarily attributable to our other investments results. For a reconciliation of non-GAAP operating income to net earnings (loss) calculated in accordance with GAAP, see "Non-GAAP Financial Measures" above.

Results of Operations by Segment - For the Years Ended December 31, 2019 and 2018
We have three reportable segments of business that are each managed, operated and reported on separately: (i) Non-life Run-off; (ii) Atrium; and (iii) StarStone. In addition, our other activities include our corporate expenses, debt servicing costs, holding company income and expenses, foreign exchange and other miscellaneous items. For a description of our segments, see "Item 1. Business - Operating Segments." The following is a discussion of our results of operations by segment.
The below table provides a split by operating segment of the net earnings attributable to Enstar Group Limited ordinary shareholders for the years ended December 31, 2019 and 2018:

	2019	2018	Change
	(in thousands of U.S. dollars)
Segment split of net earnings (loss) attributable to Enstar Group Limited:
Non-life Run-off	$1,059,804	$25,222	$1,034,582
Atrium	12,125	8,997	3,128
StarStone	(100,733)	(158,580)	57,847
Other	(69,021)	(37,993)	(31,028)
Net earnings (loss) attributable to Enstar Group Limited ordinary shareholders	$902,175	$(162,354)	$1,064,529
The following is a discussion of our results of operations by segment.

Non-life Run-off Segment
The following is a discussion and analysis of the results of operations for our Non-life Run-off segment for the years ended December 31, 2019 and 2018, which are summarized below:

	2019	2018	Change
	(in thousands of U.S. dollars)
Gross premiums written	$(25,069)	$(8,910)	$(16,159)

Net premiums written	$(25,338)	$(9,217)	$(16,121)

Net premiums earned	$168,496	$9,427	$159,069
Net incurred losses and LAE	(51,625)	306,067	(357,692)
Acquisition costs	(73,642)	(4,006)	(69,636)
Operating expenses	(199,756)	(158,731)	(41,025)
Underwriting income (loss)	(156,527)	152,757	(309,284)
Net investment income	275,236	226,287	48,949
Net realized and unrealized gains (losses)	968,350	(381,712)	1,350,062
Fees and commission income	18,293	16,466	1,827
Other income	34,809	35,978	(1,169)
Corporate expenses	(70,689)	(39,093)	(31,596)
Interest expense	(62,055)	(30,616)	(31,439)
Net foreign exchange gains	9,918	2,534	7,384
EARNINGS (LOSS) BEFORE INCOME TAXES	1,017,335	(17,399)	1,034,734
Income tax benefit (expense)	(7,250)	3,581	(10,831)
Earnings from equity method investments	56,128	42,147	13,981
NET EARNINGS	1,066,213	28,329	1,037,884
Net earnings attributable to noncontrolling interest	(6,409)	(3,107)	(3,302)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$1,059,804	$25,222	$1,034,582
Overall Results
Net earnings were $1,059.8 million in 2019, compared to $25.2 million in 2018, an increase of $1,034.6 million. This increase was primarily attributable to net realized and unrealized gains on both our fixed income portfolio and our other investments during 2019, compared to net unrealized losses during 2018. Net investment income increased due to higher assets under management from our completed transactions in 2019, as well as our asset allocation strategies. Our underwriting result included a favorable reduction in estimates of prior period net ultimate losses of $220.0 million in 2019, compared to $286.4 million in 2018. Our underwriting result also includes the amortization of deferred charge assets, amortization of fair value adjustments and the change in fair value for those liabilities where we elected the fair value option, representing an aggregate expense of $205.9 million in 2019 compared to an aggregate expense of $33.3 million in 2018. These amortization and fair value amounts relating to our underwriting were generally offset by our investment results.
Investment results are separately discussed in the "Investments Results - Consolidated" section.

Net Premiums Earned:
The following table shows the gross and net premiums written and earned for the Non-life Run-off segment for the years ended December 31, 2019 and 2018:

	2019	2018	Change
	(in thousands of U.S. dollars)
Gross premiums written	$(25,069)	$(8,910)	$(16,159)
Ceded reinsurance premiums written	(269)	(307)	38
Net premiums written	(25,338)	(9,217)	(16,121)
Gross premiums earned	197,009	25,230	171,779
Ceded reinsurance premiums earned	(28,513)	(15,803)	(12,710)
Net premiums earned	$168,496	$9,427	$159,069
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
Net premiums written in 2019 of $(25.3) million were primarily related to reductions in net written premium on legacy business for which corresponding unearned premium was also released. Net premiums earned in 2019 of $168.5 million were primarily related to the run-off business assumed as a result of the AmTrust RITC transactions and the acquisition of Maiden Reinsurance North America, Inc. ("Maiden Re North America"). Premiums written and earned in 2018 were primarily related to the run-off business assumed as a result of the RITC transaction with Novae.
Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Non-life Run-off segment for the years ended December 31, 2019 and 2018:

	2019			2018
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$1,182,804	$64,820	$1,247,624	$838,812	$5	$838,817
Net change in case and LAE reserves (1)	(553,996)	23,105	(530,891)	(552,124)	4,704	(547,420)
Net change in IBNR reserves (2)	(848,776)	35,194	(813,582)	(573,127)	7,742	(565,385)
Increase (reduction) in estimates of net ultimate losses	(219,968)	123,119	(96,849)	(286,439)	12,451	(273,988)
Increase (reduction) in provisions for unallocated LAE	(57,844)	440	(57,404)	(65,401)	—	(65,401)
Amortization of deferred charge assets	38,627	—	38,627	13,781	—	13,781
Amortization of fair value adjustments	50,070	—	50,070	12,877	—	12,877
Changes in fair value - fair value option	117,181	—	117,181	6,664	—	6,664
Net incurred losses and LAE	$(71,934)	$123,559	$51,625	$(318,518)	$12,451	$(306,067)

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

2019: Net incurred losses and LAE for the year ended December 31, 2019 of $51.6 million included net incurred losses and LAE of $123.6 million related to current period net earned premium. Excluding current period net incurred losses and LAE of $123.6 million, the reduction in net incurred losses and LAE liabilities relating to prior periods was $71.9 million, which was attributable to a reduction in estimates of net ultimate losses of $220.0 million and a reduction in provisions for unallocated LAE of $57.8 million relating to 2019 run-off activity, partially offset by an increase in the fair value of liabilities of $117.2 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, amortization of fair value adjustments of $50.1 million and the amortization of deferred charge assets of $38.6 million. The reduction in estimates of prior period net ultimate losses of $220.0 million for the year ended December 31, 2019 included a net reduction in case and IBNR reserves of $1,402.8 million, partially offset by net losses paid of $1,182.8 million.
Drivers of the change in estimates of net ultimate losses:
The significant drivers of the 2019 results are explained below.
Workers' Compensation
A $136.4 million reduction in estimates of net ultimate losses in our workers' compensation line of business arose across multiple portfolios, where reported loss development was generally significantly less than expected development. The lower than expected actual development was driven by significant proactive settlement activity on individual claimants where we were able to settle claims lower than the case reserve estimates. For example, in two of our portfolios we observed favorable reported loss development, where we paid $39.3 million in loss payments to release a corresponding $53.6 million of associated case reserves for $14.3 million in favorable reported loss development. These settlement activities and the favorable actual loss development versus expected loss development, led to a change in the actuarial assumptions in the annual reserve study that reflect this favorable loss development. For workers' compensation, we paid $209.0 million, offset by a reduction in case reserves of $156.4 million and a reduction in IBNR reserves of $188.9 million.
We also continue to actively seek to commute policies in our workers' compensation line of business when possible, and where the commutation of the policy is settled at a level below the carried value of the loss reserves, we record a reduction in our estimates of net ultimate losses. During the year ended December 31, 2019, we completed 6 commutations across several workers' compensation portfolios that contributed to a $6.1 million reduction in estimates of net ultimate losses.
Professional Indemnity/Directors & Officers
A $38.6 million reduction in estimates of net ultimate losses in our professional indemnity/directors’ & officers’ line of business arose based on the annual actuarial analysis which reflected the better than expected loss development during 2019. As part of the reserve analysis, an in-depth review of recently acquired portfolios’ ceded reinsurance programs led to an increase in the ceded reinsurance asset of $13.5 million, which is a reduction in net ultimate losses.
Asbestos
A $6.8 million increase in estimates of net ultimate losses in our asbestos line of business arose primarily due to changes in our actuarial assumptions related to dismissal rates. During 2019, the number of new defendants and filed claims was less than expected, but this was offset by a lowering of the dismissal rate. In asbestos, the dismissal rates are extremely high as many of the claims do not have merit against the insured. However, we have seen a trend in both US and UK exposure of the dismissal rate decreasing in the range of 2 to 3 percentage points.
Similar to workers’ compensation business, during the year ended December 31, 2019, we completed 6 commutations across several portfolios that contributed to a $9.8 million reduction in estimates of net ultimate losses.
Other
All other line of business changes in estimates of net ultimate losses were primarily due to the application of our reserving methodologies, favorable actual versus expected loss development and proactive claim management.
Other Components of Net incurred Losses and LAE
The reduction of $57.8 million in provisions for unallocated LAE was due to a reduction in our estimate of the total future costs to administer the claims.

The increase in the fair value of liabilities for which we have elected the fair value option of $117.2 million was primarily due to changes in the discount rate and the application of the discount rate to the updated expected cash flow patterns.
The amortization of fair value adjustments of $50.1 million was related to the fair value adjustments associated with the acquisition of companies. On acquisition, we are required to fair value the net assets acquired, including the reinsurance balances recoverable and the liability for losses and LAE. The resulting fair value adjustments are then amortized over the expected life of the reinsurance balances recoverable and the liability for losses and LAE.
The amortization of deferred charge assets of $38.6 million was associated with retroactive reinsurance contracts where, at the inception of the contract, the estimated ultimate losses payable was in excess of premium received. Deferred charge assets are amortized over the estimated claim payment period of the related contract and are adjusted periodically to reflect new estimates of the amount and timing of the remaining loss payments.
2018: The reduction in net incurred losses and LAE for the year ended December 31, 2018 of $306.1 million included net incurred losses and LAE of $12.5 million related to current period net earned premium from previously acquired businesses that renewed certain policies while being run-off. Excluding current period net incurred losses and LAE of $12.5 million, the reduction in net incurred losses and LAE liabilities relating to prior periods was $318.5 million, which was attributable to a reduction in estimates of net ultimate losses of $286.4 million, and a reduction in provisions for unallocated LAE of $65.4 million, relating to 2018 run-off activity, partially offset by an increase in the fair value of liabilities of $6.7 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, the amortization of the deferred charge assets of $13.8 million and the amortization of fair value adjustments relating to companies acquired amounting to $12.9 million.
The reduction in estimates of prior period net ultimate losses of $286.4 million for the year ended December 31, 2018 included a net reduction in case and IBNR reserves of $1,125.3 million, partially offset by net losses paid of $838.8 million.
Drivers of the change in estimates of net ultimate losses:
The significant drivers of the 2018 results are explained below.
Workers' Compensation
The $154.6 million reduction in estimates of net ultimate losses in our workers' compensation line of business in 2018 arose across multiple portfolios, where reported incurred loss development was generally significantly less than expected. When actual development is less than expected for a sustained period of time across a significant volume of exposures, an updated actuarial analysis tends to indicate reductions in IBNR reserves. Updates to actuarial analysis, factoring in the less-than-expected reported incurred loss development for the year, is the primary driver of the $154.6 million reduction to Workers' Compensation net ultimate loss estimates.
For certain of our portfolios, the lower than expected actual development was driven by significant proactive settlement activity on individual claimants where we were able to close open claims earlier than was indicated by the original payout pattern, and in other portfolios, based on the review of recent loss development activity we revised our actuarial development "tail factor" assumption, which led to a reduction in net ultimate losses. For example, in one portfolio we observed favorable incurred loss development, primarily relating to accident years 1995 through 2005 where we paid $22.7 million in loss payments to release a corresponding $37.0 million of associated case reserves for $14.3 million in favorable incurred loss development.
For recently acquired portfolios of workers' compensation business, we have utilized our subsidiary, Services Paladin, to assist us in reviewing claims. Paladin generally produces savings related to medical expense liabilities over and above savings achieved by prior vendors of such services, and the savings lead to actual development that is less than expected, thereby driving reductions to the estimates of net ultimate losses. In one particular program, our claims personnel pursued a proactive strategy of settling with numerous workers' compensation claimants whose injuries arose in recent accident years. For this portfolio, the claims team reduced the open inventory of claims by 78% during 2018. This reduction in exposure, when incorporated into an updated actuarial analysis, led to a reduction in our estimate of ultimate net losses of $30.2 million, primarily relating to accident years 2010 through 2014.
We also continue to actively seek to commute policies when possible, and where the commutation of the policy is settled at a level below the carried value of the loss reserves, we record a reduction in our estimates of net ultimate losses. During the year ended December 31, 2018, we completed 7 commutations across several portfolios that contributed to an $11.2 million reduction in estimates of net ultimate losses.

Asbestos
The $64.9 million reduction in estimates of net ultimate losses in our asbestos line of business arose primarily due to one asbestos portfolio where lower than expected volume of claims reported and a lower than expected severity on claims settled in the period, when projected to net ultimate losses through actuarial methodologies, resulted in a significant reduction in estimates of net ultimate losses. The volume of claims reported was 3% less than expected and the average cost per claim was 5% less than expected. Across our other asbestos portfolios, we completed 8 commutations and 2 policy buy-backs contributing to a $9.5 million reduction in estimates of net ultimate losses. Furthermore, detailed actuarial studies and lower than expected incurred loss development also resulted in reductions to estimates of net ultimate losses.
All Other
All other line of business changes in estimates of net ultimate losses were primarily due to the application of our reserving methodologies, favorable actual versus expected loss development and proactive claim management.
Other Components of Net incurred Losses and LAE
The reduction of $65.4 million in provisions for unallocated LAE was due to a reduction in our estimate of the total future costs to administer the claims.
The amortization of deferred charge assets of $13.8 million was associated with retroactive reinsurance contracts where, at the inception of the contract, the estimated ultimate losses payable was in excess of premium received.
The amortization of fair value adjustments of $12.9 million was related to the fair value adjustments associated with the acquisition of companies.
The increase in the fair value of liabilities for which we have elected the fair value option of $6.7 million was primarily due to decreases in the estimated duration of the net liabilities, partially offset by changes in the corporate bond yield.

Acquisition Costs:
Acquisition costs for the Non-life Run-off segment were $73.6 million in 2019, compared to $4.0 million in 2018, an increase of $69.6 million. The increase in acquisition costs for 2019 primarily related to the run-off business assumed through the AmTrust RITC Transactions and the acquisition of Maiden Re North America.
Fees and Commission Income:
Our management companies in the Non-life Run-off segment earned fees and commission income of $18.3 million in 2019, broadly consistent with income of $16.5 million in 2018. While our consulting subsidiaries continue to provide management and consultancy services, claims inspection services and reinsurance collection services to third-party clients in limited circumstances, the core focus of these subsidiaries is providing in-house services to companies within the Enstar group. These internal fees are eliminated upon consolidation of our results of operations.
Other Income:
Other income was $34.8 million in 2019, broadly consistent with other income of $36.0 million in 2018.
General and Administrative Expenses:
General and administrative expenses consist of operating expenses and corporate expenses.

	2019	2018	Change
	(in thousands of U.S. dollars)
Operating expenses	$199,756	$158,731	$41,025
Corporate expenses	70,689	39,093	31,596
General and administrative expenses	$270,445	$197,824	$72,621
General and administrative expenses for the Non-life Run-off segment increased by $72.6 million, from $197.8 million in 2018 to $270.4 million in 2019. The increase in expenses in 2019 was primarily attributable to an increase in performance-based salary and benefit expenses due to significantly higher net earnings of the Non-life Run-off segment in 2019 compared to lower earnings in 2018.
Interest Expense:
Interest expense was $62.1 million in 2019, compared to interest expense of $30.6 million in 2018, an increase of $31.4 million. The increase of $31.4 million was primarily driven by interest on the 2018 EGL Term Loan Facility which was entered into on December 27, 2018 and partially used to fund the acquisition of Maiden Re North America, and interest on the 2029 Senior Notes.
Net Foreign Exchange Gains (Losses):
Net foreign exchange gains for the Non-life Run-off segment were $9.9 million in 2019 compared to $2.5 million in 2018. The increase of $7.4 million in net foreign exchange gains arose primarily as a result of increased volatility in exchange rates in 2019 and the resulting impact on our foreign currency denominated investments and subsidiaries, which was partially offset by the change in currency translation adjustment in the consolidated statement of comprehensive income.
Income Tax Benefit (Expense):
We recorded an income tax expense of $7.3 million for our Non-life Run-off segment in 2019, compared to an income tax benefit of $3.6 million in 2018, a change of $10.8 million. The effective tax rate was 0.7% in 2019 compared with (14.5)% in 2018. Our tax rate was impacted by having proportionately higher net income in our tax paying subsidiaries in 2019 than in 2018. Income tax expense is primarily generated through our foreign operations outside of Bermuda, principally in the United States, the United Kingdom, Continental Europe and Australia. The effective tax rate, which is calculated as income tax expense or benefit divided by income before tax, is driven primarily by the geographic distribution of pre-tax net income between jurisdictions with comparatively higher tax rates and those with comparatively lower income tax rates and as a result may fluctuate significantly from period to period.

Earnings from Equity Method Investments:
We recorded earnings from equity method investments of $56.1 million for our Non-life Run-off segment in 2019, compared to earnings of $42.1 million in 2018, an increase of $14.0 million. The increase in 2019 was primarily due to increased earnings from our investments in Monument and Enhanzed Re.
Noncontrolling Interest:
Net earnings attributable to noncontrolling interest in our Non-life Run-off segment were $6.4 million in 2019, compared to $3.1 million in 2018, a change of $3.3 million. The change of $3.3 million in 2019 was due primarily to the increase in earnings for those companies where there is a noncontrolling interest. The number of subsidiaries in this segment with a noncontrolling interest remained unchanged at two as of December 31, 2019 and December 31, 2018.

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
The following is a discussion and analysis of the results of operations for our Atrium segment for the years ended December 31, 2019 and 2018, which are summarized below.

	2019	2018	Change
	(in thousands of U.S. dollars)
Gross premiums written	$192,373	$171,494	$20,879

Net premiums written	$172,356	$153,488	$18,868

Net premiums earned	$164,059	$146,315	$17,744
Net incurred losses and LAE	(77,276)	(69,810)	(7,466)
Acquisition costs	(56,956)	(50,646)	(6,310)
Operating expenses	(14,452)	(17,777)	3,325
Underwriting income	15,375	8,082	7,293
Net investment income	7,049	5,686	1,363
Net realized and unrealized gains (losses)	6,195	(3,251)	9,446
Fees and commission income	10,160	18,622	(8,462)
Other income	140	162	(22)
Corporate expenses	(13,825)	(6,921)	(6,904)
Net foreign exchange losses	(504)	(3,394)	2,890
EARNINGS BEFORE INCOME TAXES	24,590	18,986	5,604
Income tax expense	(4,033)	(3,732)	(301)
NET EARNINGS	20,557	15,254	5,303
Net earnings attributable to noncontrolling interest	(8,432)	(6,257)	(2,175)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$12,125	$8,997	$3,128

Underwriting ratios:
Loss ratio (1)	47.1%	47.7%	(0.6)%
Acquisition cost ratio (1)	34.7%	34.6%	0.1%
Operating expense ratio (1)	8.8%	12.2%	(3.4)%
Combined ratio (1)	90.6%	94.5%	(3.9)%
(1)Refer to "Underwriting Ratios" for a description of how these ratios are calculated.
Overall Results
An analysis of the components of the segment's net earnings is shown below, after the attribution of net earnings to noncontrolling interest.
The combined ratio in 2019 was 90.6%, compared to 94.5% in 2018, and the decrease was primarily driven by a lower operating expense ratio.
Investment results are separately discussed in the "Investments Results - Consolidated" section.

Gross Premiums Written:
The following table provides gross premiums written by line of business for the Atrium segment for the years ended December 31, 2019 and 2018:

	2019	2018	Change
	(in thousands of U.S. dollars)
Marine, Aviation and Transit	$49,275	$40,227	$9,048
Binding Authorities	78,825	76,389	2,436
Reinsurance	17,778	17,763	15
Accident and Health	21,585	18,836	2,749
Non-Marine Direct and Facultative	24,910	18,279	6,631
Total	$192,373	$171,494	$20,879
Gross premiums written for the Atrium segment were $192.4 million in 2019, compared to $171.5 million in 2018, an increase of $20.9 million. The increase was seen predominantly across the Marine, Aviation and Transit and Non-Marine Direct and Facultative lines of business. Both lines of business have benefited from an increase in rates. The Non-Marine Direct and Facultative class are continuing to see new opportunities to write new business.
Net Premiums Earned:
The following table provides net premiums earned by line of business for the Atrium segment for the years ended December 31, 2019 and 2018:

	2019	2018	Change
	(in thousands of U.S. dollars)
Marine, Aviation and Transit	$36,312	$31,738	$4,574
Binding Authorities	75,142	67,423	7,719
Reinsurance	14,433	14,029	404
Accident and Health	18,922	17,689	1,233
Non-Marine Direct and Facultative	19,250	15,436	3,814
Total	$164,059	$146,315	$17,744
Net premiums earned for the Atrium segment were $164.1 million in 2019, compared to $146.3 million in 2018, an increase of $17.7 million. The increase was seen across all lines of business in 2019 and was primarily due to an increase in the Binding Authorities line of business following continued growth of products placed on AU Gold, Atrium’s proprietary online underwriting platform, and increases in the Marine, Aviation and Transit line of business.

Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Atrium segment for the years ended December 31, 2019 and 2018:

	2019			2018
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$43,572	$34,617	$78,189	$28,969	$35,537	$64,506
Net change in case and LAE reserves (1)	(13,278)	16,812	3,534	(10,161)	16,492	6,331
Net change in IBNR reserves (2)	(38,380)	33,598	(4,782)	(27,507)	31,598	4,091
Increase (reduction) in estimates of net ultimate losses	(8,086)	85,027	76,941	(8,699)	83,627	74,928
Amortization of fair value adjustments	335	—	335	(5,118)	—	(5,118)
Net incurred losses and LAE	$(7,751)	$85,027	$77,276	$(13,817)	$83,627	$69,810
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
Net incurred losses and LAE were $77.3 million in 2019, compared to $69.8 million in 2018, an increase of $7.5 million. Net favorable prior period loss development in 2019 and 2018 was $7.8 million and $13.8 million, respectively, and was experienced across most lines of business. Excluding prior year loss development, net incurred losses and LAE in 2019 and 2018 were $85.0 million and $83.6 million, respectively. The net earned premium increased in 2019 and claims performance was better than 2018 due to lower levels of catastrophe losses. The losses in 2019 include $2.8 million in respect of Hurricane Dorian. 2018 catastrophe losses amounted to $6.7 million and were related to California Wildfires and Hurricane Matthew.

Acquisition Costs:
Acquisition costs were $57.0 million in 2019, compared to $50.6 million in 2018, an increase of $6.3 million. The Atrium acquisition cost ratio for 2019 was 34.7%, relatively consistent with 34.6% in 2018.
Operating Expenses:
Operating expenses for the Atrium segment were $14.5 million in 2019, compared to $17.8 million in 2018. The operating expense ratio was 8.8% in 2019 compared to 12.2% in 2018, a decrease of 3.4%, primarily due to increased net premiums earned and a reduction in operating expense due to lower performance-based compensation and bonus expense within Atrium 5. The large catastrophe losses, primarily hurricanes Harvey, Irma and Maria, in the third quarter of 2017 continued to impact the earning of performance-based compensation expenses and agency profit commission in Atrium 5.
Fees and Commission Income:
Fees and commission income was $10.2 million in 2019, compared to $18.6 million in 2018, a decrease of $8.5 million. The fees represent management and profit commission fees earned by us in relation to AUL’s management of Syndicate 609 and other underwriting consortiums. The decrease of $8.5 million in 2019 was primarily due to profit commission on lower syndicate profits arising on the prior year underwriting profits in 2019 as compared with 2018, principally due to the large catastrophe losses, primarily hurricanes Harvey, Irma and Maria, in the third quarter of 2017, which continued to impact the profit commission in 2019.
Corporate Expenses:
Corporate expenses for the Atrium segment were $13.8 million in 2019, compared to $6.9 million in 2018, an increase of $6.9 million. This increase in corporate expenses was due to higher variable compensation costs in 2019 due to improved performance in the Atrium segment in 2019.

Income Tax Expense:
We recorded income tax expense of $4.0 million in 2019, compared to $3.7 million in 2018, an increase of $0.3 million, primarily due to higher earnings in the Atrium segment. Income tax expense is associated with the operations of Atrium 5 and AUL in the United Kingdom. The effective tax rates for the Atrium segment in 2019 and 2018 were 16.4% and 19.7%, respectively.
Noncontrolling Interest:
Net earnings attributable to noncontrolling interest in our Atrium segment were $8.4 million in 2019, compared to $6.3 million in 2018, a change of $2.2 million, which was primarily due to higher earnings in the Atrium segment. As of December 31, 2019, Trident and Dowling had a combined 41.0% noncontrolling interest in the Atrium segment.

StarStone Segment
The results of our StarStone segment include the results of StarStone and StarStone Specialty Holdings Limited ("StarStone Group") and intragroup reinsurance cessions.
StarStone made significant progress in repositioning the underwriting portfolio during 2019 to focus on core lines of business, which have a track record of performing, and exiting under-performing lines of business in order to achieve improved underwriting profitability for StarStone Group. As part of the new strategy for the StarStone segment, we have exited or disposed of various operations and investments that are no longer considered to be key to the new strategy. The StarStone leadership has separated the book into "core lines" and "exited lines" to manage the performance during the repositioning phase. The exited lines represent segments or lines of business where new business has ceased and includes some aerospace, casualty and property lines.
Our StarStone segment also includes the results of intragroup reinsurance cessions. In partnership with StarStone's other shareholders, we completed the following transactions to provide strategic and capital support to StarStone in the form of:
(i) a contribution to its contributed surplus account and a loss portfolio transfer and adverse development cover, effective October 1, 2018. To fund the transaction, the shareholders of StarStone contributed an aggregate amount of $135.0 million to StarStone in December 2018 in proportion to their ownership interests;
(ii) a loss portfolio transfer, effective April 1, 2019, for which the StarStone shareholders agreed to contribute an aggregate amount of $48.0 million;
(iii) a loss portfolio transfer and adverse development cover with StarStone effective October 1, 2019, whereby StarStone transferred $189.4 million in loss reserves and unearned premium to a wholly-owned Enstar subsidiary in exchange for premium of $189.4 million. Enstar also provided an additional $59.0 million adverse development cover in excess of the $189.4 million.
(iii) our wholly-owned subsidiary, KaylaRe, provided quota share reinsurance to StarStone's U.S., E.U. and U.K. affiliates. These were non-renewed as of January 1, 2018 for U.S. business, and January 1, 2019, for E.U. and U.K. business. However, losses in the earlier calendar years will continue to fall due under the previous quota share agreements. Effective May 14, 2018, Enstar completed the acquisition of the portion of KaylaRe it did not already own.
These reinsurance transactions between StarStone Group and other group entities, including KaylaRe, are reflected within StarStone Intra-Group Cessions below (the "StarStone Intra-Group Cessions") and are eliminated upon consolidation.

The following is a discussion and analysis of the results of operations for the StarStone segment for the years ended December 31, 2019 and 2018, which are summarized below:

	2019	2018	Change
	(in thousands of U.S. dollars)
Gross premiums written	$917,555	$1,121,135	$(203,580)

Net premiums written	$735,429	$805,562	$(70,133)

Net premiums earned	$801,926	$714,959	$86,967
Net incurred losses and LAE	(727,636)	(673,383)	(54,253)
Acquisition costs	(174,711)	(135,452)	(39,259)
Operating expenses	(120,629)	(156,726)	36,097
Underwriting loss	(221,050)	(250,602)	29,552
Net investment income	47,401	35,973	11,428
Net realized and unrealized gains (losses)	50,957	(17,672)	68,629
Other income (losses)	338	(541)	879
Corporate expenses	(7,790)	—	(7,790)
Interest expense	(475)	(624)	149
Net foreign exchange losses	(1,538)	(2,856)	1,318
LOSS BEFORE INCOME TAXES	(132,157)	(236,322)	104,165
Income tax benefit	6,931	6,327	604
Losses from equity method investments	(218)	—	(218)
NET LOSS	(125,444)	(229,995)	104,551
Net loss attributable to noncontrolling interest	24,711	71,415	(46,704)
NET LOSS ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$(100,733)	$(158,580)	$57,847

Underwriting ratios:
Loss ratio (1)	90.7%	94.2%	(3.5)%
Acquisition cost ratio (1)	21.8%	18.9%	2.9%
Operating expense ratio (1)	15.1%	22.0%	(6.9)%
Combined ratio (1)	127.6%	135.1%	(7.5)%

(1)	Refer to "Underwriting Ratios" for a description of how these ratios are calculated.

The following table summarizes the impact of the StarStone Intra-Group Cessions, which are included in our StarStone segment for the years ended December 31, 2019 and 2018. The discussion below also describes the results of the StarStone Group, which does not reflect the impact of the StarStone Intra-Group Cessions, as well as the StarStone segment which does include the impact of the StarStone Intra-Group Cessions.

	2019			2018
	StarStone Group	StarStone Intra-Group Cessions	StarStone Segment	StarStone Group	StarStone Intra-Group Cessions	StarStone Segment
	(in thousands of U.S. dollars)

Net premiums earned	$708,188	$93,738	$801,926	$560,670	$154,289	$714,959
Net incurred losses and LAE	(533,671)	(193,965)	(727,636)	(472,564)	(200,819)	(673,383)
Acquisition costs	(138,970)	(35,741)	(174,711)	(75,952)	(59,500)	(135,452)
Operating expenses	(120,044)	(585)	(120,629)	(153,733)	(2,993)	(156,726)
Underwriting loss	(84,497)	(136,553)	(221,050)	(141,579)	(109,023)	(250,602)
Net investment income	47,307	94	47,401	35,973	—	35,973
Net realized and unrealized gains (losses)	43,834	7,123	50,957	(17,672)	—	(17,672)
Other income (losses)	338	—	338	(541)	—	(541)
Corporate expenses	(7,790)	—	(7,790)	—	—	—
Interest income (expenses)	(16,612)	16,137	(475)	(2,500)	1,876	(624)
Net foreign exchange gain	(677)	(861)	(1,538)	(1,208)	(1,648)	(2,856)
LOSS BEFORE INCOME TAXES	(18,097)	(114,060)	(132,157)	(127,527)	(108,795)	(236,322)
Income tax benefit	6,931	—	6,931	6,327	—	6,327
Losses from equity method investments	(218)	—	(218)	—	—	—
NET LOSS	(11,384)	(114,060)	(125,444)	(121,200)	(108,795)	(229,995)
Net loss attributable to noncontrolling interest	4,663	20,048	24,711	49,877	21,538	71,415
NET LOSS ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$(6,721)	$(94,012)	$(100,733)	$(71,323)	$(87,257)	$(158,580)

Underwriting ratios:
Loss ratio (1)	75.4%	206.9%	90.7%	84.3%	130.2%	94.2%
Acquisition cost ratio (1)	19.6%	38.1%	21.8%	13.5%	38.6%	18.9%
Operating expense ratio (1)	16.9%	0.7%	15.1%	27.5%	1.9%	22.0%
Combined ratio (1)	111.9%	245.7%	127.6%	125.3%	170.7%	135.1%

(1)	Refer to "Underwriting Ratios" for a description of how these ratios are calculated.
In addition, the below table presents StarStone Group's underwriting income split by the lines of business that we consider core and exited:

	2019			2018
	Core Lines	Exited Lines	StarStone Group	Core Lines	Exited Lines	StarStone Group
	(in thousands of U.S. dollars)
Net premiums earned	$616,176	$92,012	$708,188	$409,725	$150,945	$560,670
Net incurred losses and LAE	(416,981)	(116,690)	(533,671)	(309,750)	(162,814)	(472,564)
Acquisition costs	(121,366)	(17,604)	(138,970)	(68,608)	(7,344)	(75,952)
Operating expenses	(98,983)	(21,061)	(120,044)	(108,405)	(45,328)	(153,733)
Underwriting income (loss)	$(21,154)	$(63,343)	$(84,497)	$(77,038)	$(64,541)	$(141,579)

Underwriting ratios(1):
Loss ratio	67.7%	126.8%	75.4%	75.6%	107.9%	84.3%
Acquisition cost ratio	19.7%	19.1%	19.6%	16.7%	4.9%	13.5%
Operating expense ratio	16.0%	22.9%	16.9%	26.5%	30.0%	27.5%
Combined ratio	103.4%	168.8%	111.9%	118.8%	142.8%	125.3%

Overall Results
Net losses for the StarStone segment decreased to $100.7 million in 2019, compared to net losses of $158.6 million in 2018. The combined ratio decreased to 127.6% in 2019, compared to 135.1% in 2018. Whilst this was an improvement from 2018, the unfavorable results in 2019 were attributable to losses from exited lines of business as well as reserve strengthening in the U.S. casualty line of business, and prior year adverse development on our U.S. healthcare, excess casualty, marine, aviation and construction lines of business in 2019. The decrease in net premiums written was due to our strategy to exit certain lines of business and to focus on core lines. The improvement in the underwriting performance was primarily due to the repositioning actions to improve underwriting profitability in core lines and reduced exposure in exited lines of business. The increase of 2.9 percentage points in the acquisition cost ratio was partially driven by the elimination of the ceding commission earned on the cession to KaylaRe, following our acquisition of KaylaRe in May 2018. The decrease of 6.9 percentage points in the operating expense ratio was a result of net premiums earned increasing and operating expenses decreasing.
Net losses for the StarStone Group reduced to $6.7 million in 2019, compared to net losses of $71.3 million in 2018, a change of $64.6 million. The 2019 result was primarily driven by an underwriting loss of $84.5 million that was primarily due to losses from exited lines of business as well as reserve strengthening in U.S. casualty line of business, offset by $47.3 million of net investment income and $43.8 million of net realized and unrealized gains. The loss ratio for the StarStone Group decreased by 8.9 percentage points, reflecting repositioning actions focused on underwriting profitability. The acquisition cost ratio increased by 6.1 percentage points and the operating expense ratio decreased by 10.6 percentage points due to reduction on expenses and higher net premiums earned from the non-renewal of KaylaRe.

Investment results are separately discussed in the "Investments Results - Consolidated" section.
Gross Premiums Written:
The following table provides gross premiums written by line of business for the StarStone segment for the years ended December 31, 2019 and 2018:

	2019	2018	Change
	(in thousands of U.S. dollars)
Casualty	$364,413	$332,042	$32,371
Marine	245,046	272,714	(27,668)
Property	118,574	304,939	(186,365)
Aerospace	72,331	73,534	(1,203)
Workers' Compensation	117,191	137,906	(20,715)
Total	$917,555	$1,121,135	$(203,580)
Gross premiums written were $917.6 million and $1,121.1 million for the years ended December 31, 2019 and 2018, respectively, a decrease of $203.6 million. Lower premiums in 2019 compared to 2018 were largely a result of our strategy to exit certain lines of business and to focus on core lines. The property and marine lines of business decreased by $186.4 million and $27.7 million, respectively. The $32.4 million increase in the casualty line of business was due to improving rates in the U.S. and new business opportunities underwritten through our European platform. The $20.7 million decrease in Workers' Compensation was due to the non-renewal of two programs.

Net Premiums Earned:
The following table provides net premiums earned by line of business for the StarStone segment for the years ended December 31, 2019 and 2018:

	2019	2018	Change
	(in thousands of U.S. dollars)
Casualty	$321,088	$253,065	$68,023
Marine	221,740	188,556	33,184
Property	138,090	156,695	(18,605)
Aerospace	44,755	57,776	(13,021)
Workers' Compensation	76,253	58,867	17,386
Total	$801,926	$714,959	$86,967
Net premiums earned for the StarStone segment were $801.9 million and $715.0 million for the years ended December 31, 2019 and 2018, respectively, an increase of $87.0 million. The increase in net premiums earned in the StarStone Group was due to the impact of lower ceded premium earned related to KaylaRe after its acquisition.
Net premiums earned for the StarStone Group for 2019 were $708.2 million, an increase of $147.5 million compared to 2018. The increase was primarily driven by lower ceded premiums due to the non-renewal of the quota share arrangement with KaylaRe.
Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the StarStone segment for the years ended December 31, 2019 and 2018:

	2019			2018
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$435,372	$96,261	$531,633	$326,352	$150,778	$477,130
Net change in case and LAE reserves (1)	(85,983)	111,950	25,967	(81,491)	157,378	75,887
Net change in IBNR reserves (2)	(214,787)	381,214	166,427	(144,212)	258,091	113,879
Increase in estimates of net ultimate losses	134,602	589,425	724,027	100,649	566,247	666,896
Increase (reduction) in provisions for unallocated LAE	(5,602)	9,043	3,441	(5,892)	12,645	6,753
Amortization of fair value adjustments	168	—	168	(266)	—	(266)
Net incurred losses and LAE	$129,168	$598,468	$727,636	$94,491	$578,892	$673,383
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
Net incurred losses and LAE for 2019 and 2018 were $727.6 million and $673.4 million, respectively. The increase in net incurred losses was due to lower reinsurance recoveries due to the non-renewal of the KaylaRe quota share arrangement and net unfavorable prior year loss development. Net unfavorable prior year loss development for 2019 was $129.2 million, compared to $94.5 million for 2018, primarily related to reserve strengthening for the U.S. casualty line of business, reflecting an increase in the frequency and severity of losses and social inflation, and lines of business which we have exited. Excluding prior year loss development, net incurred losses and LAE for 2019 and 2018 were $598.5 million and $578.9 million, respectively.

Acquisition Costs:
Acquisition costs for the StarStone segment were $174.7 million and $135.5 million for 2019 and 2018, respectively, an increase of $39.3 million. The acquisition cost ratios for 2019 and 2018 were 21.8% and 18.9%, respectively, an increase of 2.9 percentage points. The increase in the acquisition cost ratio was primarily attributable to the non-renewal of the quota share arrangement with KaylaRe, and as a result, the StarStone Group benefited less from the quota share ceding commission for 2019 than it did in 2018.
Acquisition costs for the StarStone Group were $139.0 million and $76.0 million for 2019 and 2018, respectively, an increase of $63.0 million. The acquisition cost ratios for December 31, 2019 and 2018 were 19.6% and 13.5%, respectively, an increase of 6.1 percentage points.
Operating Expenses:
Operating expenses for the StarStone segment were $120.6 million in 2019, compared to $156.7 million in 2018, a decrease of $36.1 million. The operating expense ratios for 2019 and 2018 were 15.1% and 22.0%, respectively, a decrease of 6.9 percentage points. The decrease was due to lower staff compensation, costs of exiting lines of business and a decrease in IT costs of $5.0 million.
Operating expense ratios for the StarStone Group for 2019 and 2018 were 16.9% and 27.5%, respectively, a decrease of 10.6 percentage points. The decrease in the operating expense ratio is attributable to the withdrawal from certain lines of business and higher net premiums earned due to the non-renewal of KaylaRe.
Corporate expenses:
Corporate expenses for StarStone segment were $7.8 million in 2019. These expenses primarily related to non-recurring expenses related to reorganization and remediation initiatives, which were not a cost of underwriting, as well as certain holding company expenses.
Noncontrolling Interest:
Net losses attributable to noncontrolling interest were $24.7 million in 2019, compared to $71.4 million in 2018, a change of $46.7 million, primarily due to the net losses in both the StarStone Group and the StarStone Intra-Group Cessions, as discussed above.
As of December 31, 2019 and 2018, Trident and Dowling had a combined 41.0% noncontrolling interest in the StarStone Group.

Other
Our other activities, which do not qualify as a reportable segment, include our corporate expenses, debt servicing costs, preferred share dividends, holding company income and expenses, foreign exchange and other miscellaneous items. On May 31, 2019, we completed the transfer of our remaining life assurance policies written by our wholly-owned subsidiary Alpha Insurance SA to a subsidiary of Monument.
The following is a discussion and analysis of our results of operations for our other activities for the years ended December 31, 2019 and 2018, which are summarized below:

	2019	2018	Change
	(in thousands of U.S. dollars)
Net premiums earned	$20,380	$24,874	$(4,494)
Net incurred losses and LAE	(16,038)	(16,899)	861
Life and annuity policy benefits	(91)	(1,003)	912
Acquisition costs	(642)	(2,686)	2,044
Underwriting income	3,609	4,286	(677)
Net investment (losses) income	(8,410)	2,725	(11,135)
Net realized and unrealized gains (losses)	5,849	(10,249)	16,098
Other income (losses)	1,883	(514)	2,397
Corporate expenses	(45,945)	(28,127)	(17,818)
Interest income	9,989	5,023	4,966
Net foreign exchange gains	3	1,048	(1,045)
LOSS BEFORE INCOME TAXES	(33,022)	(25,808)	(7,214)
Income tax expense	(85)	(52)	(33)
NET LOSS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	(33,107)	(25,860)	(7,247)
Dividends on preferred shares	(35,914)	(12,133)	(23,781)
NET LOSS ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$(69,021)	$(37,993)	$(31,028)
Overall Results:
Net losses were $69.0 million for 2019 and $38.0 million for 2018, an increase in net losses of $31.0 million, which primarily resulted from a $23.8 million increase in dividends on preferred shares, a $17.8 million increase in corporate expenses, an $11.1 million decrease in net investment income, and a $1.0 million decrease in foreign exchange gains, partially offset by a $16.1 million increase in net realized and unrealized gains (losses) and a $5.0 million increase in interest income. The primary changes are discussed below.

•	Underwriting income was $3.6 million in 2019, compared to $4.3 million in 2018, a decrease of $0.7 million.

•	Investment results are separately discussed in the "Investments Results - Consolidated" section.

•
Corporate expenses were $45.9 million in 2019, compared to $28.1 million in 2018, an increase of $17.8 million, primarily due to an increase in performance-related compensation as a result of higher consolidated net earnings in 2019 compared to 2018.

•	Interest income was $10.0 million in 2019, compared to $5.0 million in 2018, an increase of $5.0 million. This represents the elimination of interest expense between our reportable segments.

•
In 2019, we paid $35.9 million of dividends on our Series D and Series E Preferred Shares compared to $12.1 million in 2018. On June 28, 2018, we issued 16,000 Series D Preferred Shares with an aggregate liquidation value of $400.0 million. On November 21, 2018, we issued 4,400 Series E Preferred Shares with an aggregate liquidation value of $110.0 million.

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
Investable assets were $14.7 billion as of December 31, 2019 as compared to $12.5 billion as of December 31, 2018, an increase of 16.9%. The increase was primarily due to the investments and funds held balance acquired in relation to the Morse TEC, Zurich, Maiden Re Bermuda, Amerisure and the AmTrust RITC transactions.
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
In 2018 and 2019, we increased our allocation to other investments and equity method investments, which collectively constituted 19.4% of our investable assets as of December 31, 2019 (2018: 17.2%), and 58.7% of our total shareholders' equity as of December 31, 2019 (2018: 55.2%). We believe our other investments and equity method investments portfolio provides diversification against our fixed income investments and an opportunity for improved risk-adjusted return, however, the returns of these investments may be more volatile and we may experience significant unrealized gains or losses in a particular quarter or year.

Composition of Investable Assets By Segment
Across all of our segments, we strive to structure our investments in a manner that recognizes our liquidity needs and in order to meet our obligation to pay losses. Our remaining life business did not qualify as a reportable segment and is reflected as Other below. We consider the duration characteristics of our liabilities in determining the extent to which we correlate with assets of comparable duration depending on our other investment strategies and to the extent practicable. If our liquidity needs or general liability profile change unexpectedly, we may adjust the structure of our investment portfolio to meet our revised expectations. The following tables summarize the composition of total investable assets by segment as of December 31, 2019 and 2018:

	2019
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Short-term investments, trading, at fair value	$50,268	$1,222	$—	$—	$51,490
Short-term investments, available-for-sale, at fair value	121,780	—	6,555	—	128,335
Fixed maturities, trading, at fair value	5,378,533	155,510	812,286	—	6,346,329
Fixed maturities, available-for-sale, at fair value	1,446,912	15,310	451,167	—	1,913,389
Funds held - directly managed	1,187,552	—	—	—	1,187,552
Equities, at fair value	576,893	22,079	130,749	—	729,721
Other investments, at fair value	2,386,776	7,417	130,227	—	2,524,420
Other investments, at cost	—	—	—	—	—
Equity method investments	326,277	—	—	—	326,277
Total investments	11,474,991	201,538	1,530,984	—	13,207,513
Cash and cash equivalents (including restricted cash)	666,705	58,369	326,136	4,567	1,055,777
Funds held by reinsured companies	336,470	27,451	36,194	8,620	408,735
Total investable assets	$12,478,166	$287,358	$1,893,314	$13,187	$14,672,025
Duration (in years) (1)	5.24	1.86	2.53	0.00	4.76
Average credit rating (2)	A+	AA-	A+	AAA	A+

	2018
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Short-term investments, trading, at fair value	$106,375	$541	$7,200	$—	$114,116
Fixed maturities, trading, at fair value	5,790,219	139,121	1,319,453	—	7,248,793
Fixed maturities, available-for-sale, at fair value	—	29,975	—	121,634	151,609
Funds held - directly managed	1,198,154	—	—	—	1,198,154
Equities, at fair value	335,632	3,193	28,300	—	367,125
Other investments, at fair value	1,825,307	7,166	113,024	12,260	1,957,757
Equity method investments	204,507	—	—	—	204,507
Total investments	9,460,194	179,996	1,467,977	133,894	11,242,061
Cash and cash equivalents (including restricted cash)	585,956	54,679	318,811	23,138	982,584
Funds held by reinsured companies	263,713	26,489	20,823	10,242	321,267
Total investable assets	$10,309,863	$261,164	$1,807,611	$167,274	$12,545,912
Duration (in years) (1)	5.41	1.70	2.66	5.70	4.86
Average credit rating (2)	A+	AA-	A+	AA-	A+
(1) The duration calculation includes cash and cash equivalents, short-term investments, fixed maturities and the fixed maturities within our funds held - directly managed portfolios at December 31, 2019 and 2018.
(2) The average credit ratings calculation includes cash and cash equivalents, short-term investments, fixed maturities and the fixed maturities within our funds held - directly managed portfolios at December 31, 2019 and 2018.

As of both December 31, 2019 and 2018, our investment portfolio, including funds held - directly managed had an average credit quality rating of A+. As of December 31, 2019 and 2018, our fixed maturity investments (classified as trading and available-for-sale and our fixed maturity investments included within funds held - directly managed) that were non-investment grade (i.e. rated lower than BBB- and non-rated securities) comprised 4.3% and 3.8% of our total fixed maturity investment portfolio, respectively. A detailed schedule of average credit ratings by asset class as of December 31, 2019 is included in Note 6 - "Investments" of our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Composition of Investment Portfolio by Asset Class
The following table summarizes the composition of our investment portfolio by asset class as of December 31, 2019 and 2018:

	2019
	AAA Rated	AA Rated	A Rated	BBB Rated	Non-investment Grade	Not Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and available-for-sale and funds held - directly managed
U.S. government & agency	$736,043	$—	$—	$—	$—	$—	$736,043	5.6%
U.K. government	—	161,772	—	—	—	—	161,772	1.2%
Other government	316,151	154,072	63,270	144,557	24,807	—	702,857	5.3%
Corporate	149,108	619,707	2,911,867	1,703,328	311,167	1,890	5,697,067	43.1%
Municipal	16,381	77,291	50,938	23,272	—	—	167,882	1.3%
Residential mortgage-backed	381,502	47,489	2,295	1,882	34,055	4,613	471,836	3.6%
Commercial mortgage-backed	632,461	89,347	95,508	66,573	6,224	9,916	900,029	6.8%
Asset-backed	378,116	89,418	174,118	117,275	15,694	781	775,402	5.9%
Total	2,609,762	1,239,096	3,297,996	2,056,887	391,947	17,200	9,612,888	72.8%

Other assets included within funds held - directly managed							14,207	0.1%

Equities
Publicly traded equities							327,875	2.5%
Exchange-traded funds							133,047	1.0%
Privately held equities							268,799	2.0%
Total							729,721	5.5%

Other investments
Hedge funds							1,121,904	8.5%
Equity funds							410,149	3.1%
Fixed income funds							481,039	3.6%
Private equity funds							329,885	2.5%
CLO equities							87,555	0.7%
CLO equity funds							87,509	0.7%
Private credit funds							—	—%
Other							6,379	—%
Total							2,524,420	19.1%

Equity method investments							326,277	2.5%

Total investments	$2,609,762	$1,239,096	$3,297,996	$2,056,887	$391,947	$17,200	$13,207,513	100.0%

	2018
	AAA Rated	AA Rated	A Rated	BBB Rated	Non-investment Grade	Not Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and available-for-sale and funds held - directly managed
U.S. government & agency	$502,819	$7,426	$—	$—	$—	$—	$510,245	4.5%
U.K. government	2,144	298,487	—	—	—	—	300,631	2.7%
Other government	322,606	213,639	69,601	154,800	32,592	572	793,810	7.1%
Corporate	129,059	470,571	2,306,532	1,731,398	197,822	4,458	4,839,840	43.1%
Municipal	7,934	69,270	41,666	11,395	—	—	130,265	1.2%
Residential mortgage-backed	644,418	51,729	8,658	10,495	54,727	3,530	773,557	6.9%
Commercial mortgage-backed	487,054	70,620	77,538	60,879	7,297	9,675	713,063	6.3%
Asset-backed	358,574	68,174	125,644	66,136	17,573	380	636,481	5.7%
Total	2,454,608	1,249,916	2,629,639	2,035,103	310,011	18,615	8,697,892	77.5%

Other assets included within funds held - directly managed							14,780	0.1%

Equities
Publicly traded equities							138,415	1.2%
Privately held equities							228,710	2.0%
Total							367,125	3.2%

Other investments
Hedge funds							852,584	7.6%
Equity funds							333,681	3.0%
Fixed income funds							403,858	3.6%
Private equity funds							248,628	2.2%
CLO equities							39,052	0.3%
CLO equity funds							37,260	0.3%
Private credit funds							33,381	0.3%
Other							9,313	0.1%
Total							1,957,757	17.4%

Equity method investments							204,507	1.8%

Total investments	$2,454,608	$1,249,916	$2,629,639	$2,035,103	$310,011	$18,615	$11,242,061	100.0%
A description of our investment valuation processes is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Investments" and Note 12 - "Fair Value Measurements" of our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

The following tables summarize the amortized cost, gross unrealized gains and losses and the fair value of our short-term investments and fixed maturity investments, classified as trading and available-for-sale, and the fixed maturity investments included within our funds held - directly managed as of December 31, 2019 and 2018:

	2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$730,396	$6,869	$(1,222)	$736,043
U.K. government	155,261	6,628	(117)	161,772
Other government	684,117	24,994	(6,254)	702,857
Corporate	5,479,839	236,521	(19,293)	5,697,067
Municipal	157,868	10,161	(147)	167,882
Residential mortgage-backed	466,932	6,442	(1,538)	471,836
Commercial mortgage-backed	882,603	21,318	(3,892)	900,029
Asset-backed	779,279	2,035	(5,912)	775,402
	$9,336,295	$314,968	$(38,375)	$9,612,888

	2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$512,360	$1,904	$(4,019)	$510,245
U.K. government	301,749	6,526	(7,644)	300,631
Other government	814,614	5,261	(26,065)	793,810
Corporate	5,019,018	12,195	(191,373)	4,839,840
Municipal	132,928	494	(3,157)	130,265
Residential mortgage-backed	772,457	5,846	(4,746)	773,557
Commercial mortgage-backed	729,232	2,613	(18,782)	713,063
Asset-backed	642,618	1,032	(7,169)	636,481
	$8,924,976	$35,871	$(262,955)	$8,697,892
We have generally accounted for our fixed maturity securities as "trading." However, from October 1, 2019, we elected to use available-for-sale accounting for all new acquisitions and, where permissible, as trading fixed maturity securities mature, we are reinvesting the proceeds into available-for-sale securities for our Non-Life and StarStone segments. The difference is that unrealized changes on investments classified as trading are recorded through earnings, whereas unrealized changes on investments classified as available-for-sale are recorded directly to shareholders' equity. We may experience unrealized losses on our fixed maturity investments, depending on investment conditions and general economic conditions. Unrealized amounts would only become realized in the event of a sale of the specific securities prior to maturity or a credit default. For further information on the sensitivity of our portfolio to changes in interest rates, refer to the Interest Rate Risk section within "Item 7A. Quantitative and Qualitative Disclosures About Market Risk", included within this Annual Report on Form 10-K. For further discussion of our investments, see "Investable Assets" below.

The following table summarizes the composition of our top ten corporate issuers included within our short-term investments and fixed maturity investments, classified as trading and available-for-sale and the fixed maturity investments included within our funds held - directly managed balance as of December 31, 2019:

	Fair Value	Average Credit Rating
	(in thousands of U.S. dollars)
Citigroup Inc	$115,392	BBB+
Bank of America Corp	111,165	A
JPMorgan Chase & Co	109,528	A
Morgan Stanley	106,453	A-
Apple Inc	101,538	AA+
Wells Fargo & Co	86,221	A
Comcast Corp	80,342	A-
HSBC Holdings PLC	68,469	A
Walmart Inc	59,773	AA
Goldman Sachs Group Inc	56,038	A-
	$894,919
Investment Results - Consolidated
Comparability between periods is impacted by our acquisitions and significant new business as described in "Item 1. Business - Recent Acquisitions and Significant New Business" and Note 3 - "Acquisitions" and Note 4 - "Significant New Business" of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
The following table summarizes our consolidated investment results for the years ended December 31, 2019 and 2018:

	2019
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Net investment income:
Fixed maturities and cash and cash equivalents	$258,277	$6,292	$42,518	$984	$308,071
Equity securities	14,660	72	1,939	—	16,671
Other	14,916	975	5,425	(9,524)	11,792
Gross investment income	287,853	7,339	49,882	(8,540)	336,534
Investment expenses	(12,617)	(290)	(2,481)	130	(15,258)
Net investment income (expense)	$275,236	$7,049	$47,401	$(8,410)	$321,276

Net realized and unrealized gains and losses:
Fixed maturity securities	480,579	4,396	45,604	4,151	534,730
Equity securities	55,336	817	(1,168)	—	54,985
Other investments	432,435	982	6,521	1,698	441,636
Net realized and unrealized gains and losses	$968,350	$6,195	$50,957	$5,849	$1,031,351

Annualized income from cash and fixed maturities	$258,277	$6,292	$42,518	$984	$308,071
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	9,031,708	256,109	1,638,695	72,045	10,998,557
Annualized Investment Book Yield	2.86%	2.46%	2.59%	1.37%	2.80%

Total financial statement return (2)	$1,243,586	$13,244	$98,358	$(2,561)	$1,352,627
Average aggregate invested assets, at fair value (1)	11,799,264	270,590	1,837,229	79,478	13,986,561
Financial Statement Portfolio Return	10.54%	4.89%	5.35%	(3.22)%	9.67%

	2018
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Net investment income:
Fixed maturities and cash and cash equivalents	$207,390	$5,221	$34,619	$1,551	$248,781
Equity securities	3,831	55	1,511	—	5,397
Other investments and other	21,638	684	2,522	1,370	26,214
Gross investment income	232,859	5,960	38,652	2,921	280,392
Investment expenses	(6,572)	(274)	(2,679)	(196)	(9,721)
Net investment income	$226,287	$5,686	$35,973	$2,725	$270,671

Net realized and unrealized gains and losses:
Fixed maturity securities	$(222,442)	$(2,514)	$(18,143)	$6	$(243,093)
Equity securities	(8,383)	(154)	2,722	—	(5,815)
Other investments	(150,887)	(583)	(2,251)	(10,255)	(163,976)
Net realized and unrealized losses	$(381,712)	$(3,251)	$(17,672)	$(10,249)	$(412,884)

Annualized income from cash and fixed maturities	$207,390	$5,221	$34,619	$1,551	$248,781
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	7,537,621	265,238	1,535,360	160,359	9,498,578
Annualized Investment Book Yield	2.75%	1.97%	2.25%	0.97%	2.62%

Total financial statement return (2)	$(155,425)	$2,435	$18,301	$(7,524)	$(142,213)
Average aggregate invested assets, at fair value (1)	9,041,377	272,386	1,670,240	222,822	11,206,825
Financial Statement Portfolio Return	(1.72)%	0.89%	1.10%	(3.38)%	(1.27)%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
(2) This is the sum of net investment income and net realized and unrealized gains (losses) from our U.S. GAAP consolidated financial statements.
2019 versus 2018: Net investment income increased by $50.6 million during 2019, primarily due to a $59.3 million increase in net investment income from fixed maturities and cash and cash equivalents, principally driven by an increase of $1.5 billion in our average balance of fixed maturities and cash and cash equivalents. The increase in average balance of fixed maturities and cash and cash equivalents was primarily due to the Morse TEC, Zurich, Maiden Re Bermuda, Amerisure and the AmTrust RITC transactions in 2019. The book yield increased by 18 basis points primarily due to the contractual yield received on the 2019 transactions.
Net realized and unrealized gains were $1,031.4 million in 2019, compared to net realized and unrealized losses of $412.9 million in 2018, a change of $1,444.2 million. Included in net realized and unrealized gains (losses) are the following items:

•
net realized and unrealized gains on fixed income securities, including fixed income securities within our funds held portfolios, of $534.7 million in 2019, compared to net realized and unrealized losses of $243.1 million in 2018, an increase of $777.8 million, primarily driven by higher valuations due to declining interest rates and tighter credit spreads in the current period, compared to lower valuations in the comparative period due to higher interest rates and wider credit spreads;

•
net realized and unrealized gains on equity securities of $55.0 million in 2019, compared to net unrealized losses of $5.8 million in 2018, an increase of $60.8 million, primarily driven by a more favorable movement in global equity markets in 2019 compared to the comparative period; and

•
net realized and unrealized gains on other investments of $441.6 million in 2019, compared to net realized and unrealized losses of $164.0 million in 2018, representing a change of $605.6 million. The unrealized gains in 2019 primarily comprised unrealized gains in our hedge funds, equity funds, fixed income funds and private equity funds, principally driven by declining interest rates, tighter credit spreads, and a more favorable movement in global equity markets in 2019. The unrealized losses in 2018 primarily comprised unrealized losses in our equity funds, call options on equity, hedge funds, fixed income funds and CLO equities, partially offset by unrealized gains on our private debt and private equities.

Liquidity and Capital Resources
Overview
We aim to generate cash flows from our insurance operations and investments, preserve sufficient capital for future acquisitions, and develop relationships with lenders who provide borrowing capacity at competitive rates.
Our capital resources as at December 31, 2019 included ordinary shareholders' equity of $4.3 billion, preferred equity of $510.0 million, redeemable noncontrolling interest of $438.8 million classified as temporary equity, and debt obligations of $1,191.2 million. The redeemable noncontrolling interest may be settled in the future in cash or our ordinary shares, at our option. Based on our current loss reserves position, our portfolios of in-force insurance and reinsurance business, and our investment positions, we believe we are well capitalized.
The following table details our capital position as of December 31, 2019 and 2018:

	2019	2018	Change
	(in thousands of U.S. dollars)
Ordinary shareholders' equity	$4,332,183	$3,391,933	$940,250
Series D and E Preferred Shares	510,000	510,000	—
Total Enstar Group Limited Shareholders' Equity (A)	4,842,183	3,901,933	940,250
Noncontrolling interest	14,168	12,056	2,112
Total Shareholders' Equity (B)	4,856,351	3,913,989	942,362

Senior Notes	842,216	348,054	494,162
Revolving credit facility	—	15,000	(15,000)
Term loan facility	348,991	498,485	(149,494)
Total debt (C)	1,191,207	861,539	329,668

Redeemable noncontrolling interest (D)	438,791	458,543	(19,752)

Total capitalization = (B) + (C) + (D)	$6,486,349	$5,234,071	$1,252,278

Total capitalization attributable to Enstar = (A) + (C)	$6,033,390	$4,763,472	$1,269,918

Debt to total capitalization	18.4%	16.5%	1.9%
Debt and Series D and E Preferred Shares to total capitalization	26.2%	26.2%	—%

Debt to total capitalization attributable to Enstar	19.7%	18.1%	1.6%
Debt and Series D and E Preferred Shares to total capitalization attributable to Enstar	28.2%	28.8%	(0.6)%
As of December 31, 2019, we had $703.1 million of cash and cash equivalents, excluding restricted cash that supports insurance operations, and included in this amount was $485.1 million held by our foreign subsidiaries outside of Bermuda. Based on our group's current corporate structure with a Bermuda domiciled parent company and the jurisdictions in which we operate, if the cash and cash equivalents held by our foreign subsidiaries were to be distributed to us, as dividends or otherwise, such amount would not be subject to incremental income taxes, however in certain circumstances withholding taxes may be imposed by some jurisdictions, including by the United States. Based on existing tax laws, regulations and our current intentions, there were no accruals as of December 31, 2019 for any material withholding taxes on dividends or other distributions, as described in Note 20 - "Income Taxation" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

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
The following table details the dividends that have been declared and paid on our Series D and E Preferred Shares from January 1, 2019 to February 27, 2020:

				Dividend per:
Preferred Share Series	Date Declared	Record Date	Date Paid or Payable	Preferred Share	Depositary Share	Total dividends paid and declared in the year ended December 31, 2019
				(in U.S. dollars)		(in thousands of U.S. dollars)
Series D	February 21, 2019	February 15, 2019	March 1, 2019	$437.50	$0.43750	$7,000
Series E	February 21, 2019	February 15, 2019	March 1, 2019	$486.11	$0.48611	2,139
Series D	May 3, 2019	May 15, 2019	June 1, 2019	$437.50	$0.43750	7,000
Series E	May 3, 2019	May 15, 2019	June 1, 2019	$437.50	$0.43750	1,925
Series D	August 5, 2019	August 15, 2019	September 3, 2019	$437.50	$0.43750	7,000
Series E	August 5, 2019	August 15, 2019	September 3, 2019	$437.50	$0.43750	1,925
Series D	November 5, 2019	November 15, 2019	December 2, 2019	$437.50	$0.43750	7,000
Series E	November 5, 2019	November 15, 2019	December 2, 2019	$437.50	$0.43750	1,925
Series D	February 4, 2020	February 15, 2020	March 2, 2020	$437.50	$0.43750	—
Series E	February 4, 2020	February 15, 2020	March 2, 2020	$437.50	$0.43750	—
						$35,914

Any payment of common or preferred dividends must be approved by our Board of Directors. Our ability to pay common and preferred dividends is subject to certain restrictions, as described in Note 22 - "Dividend Restrictions and Statutory Financial Information" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

Sources and Uses of Cash
Holding Company Liquidity
The potential sources of cash flows to Enstar as a holding company consist of cash flows from our subsidiaries including dividends, advances and loans, and interest income on loans to our subsidiaries. We also borrow from our credit and loan facilities, and we have also issued senior notes and preferred shares.
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
Our holding company cash flows are summarized in "Item 8. Financial Statements and Supplementary Data - Schedule II - Condensed Financial Information of Registrant - Statements of Cash Flows - Parent Company Only for the years ended December 31, 2019, 2018 and 2017" and the notes thereto.
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
Operating Company Liquidity
The ability of our insurance and reinsurance subsidiaries to pay dividends and make other distributions is limited by the applicable laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries operate, including Bermuda, the United Kingdom, the United States, Australia and Continental Europe, which subject these subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, certain of our insurance and reinsurance subsidiaries to maintain minimum capital resources requirements and limit the amount of dividends and other payments that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments. For more information on these laws and regulations, see "Item 1. Business - Regulation." As of December 31, 2019, all of our insurance and reinsurance subsidiaries’ capital resources levels were in excess of the minimum levels required. The ability of our subsidiaries to pay dividends is subject to certain restrictions, as described in Note 22 - "Dividend Restrictions and Statutory Financial Information" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K. Our subsidiaries’ ability to pay dividends and make other forms of distributions may also be limited by our repayment obligations under certain of our outstanding loan facility agreements. Variability in ultimate loss payments may also result in increased liquidity requirements for our subsidiaries. During 2019 and 2018, our regulated subsidiaries paid aggregate capital distributions and dividends of $530.6 million and $243.0 million, respectively.
In the Non-life Run-off segment, sources of funds primarily consist of cash and investment portfolios acquired on the completion of acquisitions and loss portfolio transfer reinsurance agreements. Cash balances acquired upon our purchase of insurance or reinsurance companies are classified as cash provided by investing activities. Cash acquired from loss portfolio transfer reinsurance agreements is classified as cash provided by operating activities. We expect to use funds acquired from cash and investment portfolios, collected premiums, collections from reinsurance debtors, fees and commission income, investment income and proceeds from sales and redemptions of investments to meet expected claims payments and operational expenses with the remainder used for acquisitions and additional investments. In the Non-life Run-off segment, we generally expect negative operating cash flows to be met by positive investing cash flows. In 2019, cash provided by operating activities was positive as the proceeds from sales and maturities of trading securities exceeded cash used in the purchase of trading securities, with the net proceeds being used in the purchase of available-for-sale securities included within investing cash flows.
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
Cash Flows
The following table summarizes our consolidated cash flows, including those related to restricted cash, from operating, investing and financing activities for the years ended December 31, 2019 and 2018:

Cash provided by (used in):	2019	2018	Change
	(in thousands of U.S. dollars)
Operating activities	$1,763,516	$(160,072)	$1,923,588
Investing activities	(1,983,537)	(825,754)	(1,157,783)
Financing activities	293,538	752,986	(459,448)
Effect of exchange rate changes on cash	(324)	2,588	(2,912)
Net increase (decrease) in cash and cash equivalents	73,193	(230,252)	303,445
Cash and cash equivalents, beginning of year	982,584	1,212,836	(230,252)
Cash and cash equivalents, end of year	$1,055,777	$982,584	$73,193
Details of our consolidated cash flows are included in "Item 8. Financial Statements and Supplementary Data - Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017."
2019 versus 2018: Cash and cash equivalents increased by $73.2 million in 2019 compared with a decrease of $230.3 million during 2018.
Cash provided by operating activities was $1,763.5 million in 2019 compared cash used of $160.1 million in 2018. The positive operating cash flow in 2019 was predominantly driven by: (i) net proceeds from sales and maturities of trading securities of $1,237.8 million in 2019 as we used the proceeds from maturing trading securities to purchase available-for-sale securities compared to net cash used in the purchase of trading securities of $790.1 million in 2018; and (ii) cash and restricted cash acquired in Non-life Run-off reinsurance transactions for the years ended December 31, 2019 and 2018 of $1,201.3 million and $652.0 million, respectively; partially offset by net paid losses in our Non-Life Run-off segment for the years ended December 31, 2019 and 2018 of $1,247.6 million and $838.8 million, respectively.
Cash used in investing activities for 2019 primarily related to: (i) net purchases of available-for-sale securities of $1,867.9 million; and (ii) net purchases of other investments of $214.3 million; partially offset by net cash acquired as a result of acquisitions of $172.5 million. In 2018, cash used in investing activities of $825.8 million was primarily due to net purchases of other investments of $464.7 million and cash used in acquisitions of $245.2 million.
Cash provided by financing activities for 2019 of $293.5 million primarily related to the net inflows of $327.9 million from loan obligations, notably the $500.0 million of Senior Notes issued, which were principally used to fund new business and acquisitions, partially offset by dividends paid on preferred shares of $35.9 million. Cash provided by financing activities for 2018 of $753.0 million primarily related to net proceeds of $495.4 million from the issuance of the Series D and E Preferred Shares, net inflows of $218.2 million from our credit facilities, which were principally used to fund new business and acquisitions, $55.4 million of inflows in respect of contributions by noncontrolling interests, partially offset by dividends paid on preferred shares of $12.1 million and $3.9 million in dividends paid to noncontrolling interests.

Investable Assets
We define investable assets as the sum of total investments, cash and cash equivalents, restricted cash and cash equivalents and funds held. Investable assets were $14.7 billion as of December 31, 2019 as compared to $12.5 billion as of December 31, 2018, an increase of 16.9%. The increase was primarily due to the investments and funds held balance acquired in relation to the Morse TEC, Zurich, Maiden Re Bermuda, Amerisure and the AmTrust RITC transactions.
For information regarding our investment strategy, portfolio and results, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments".
Included within our investable assets we had funds held - directly managed as of December 31, 2019 and 2018, of $1,187.6 million and $1,198.2 million, respectively. Our funds held - directly managed is carried on our consolidated balance sheets at fair value. For further information regarding our funds held - directly managed, refer to Note 6 - "Investments" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
In addition, as of December 31, 2019 and 2018, we had funds held by ceding companies of $408.7 million and $321.3 million, respectively, which are carried at cost with a fixed crediting rate.
For information regarding credit risk, refer to "Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Credit Risk - Funds Held" of this Annual Report on Form 10-K.
Reinsurance Balances Recoverable on Paid and Unpaid Losses
As of December 31, 2019 and 2018, we had reinsurance balances recoverable on paid and unpaid losses of $2,379.9 million and $2,029.7 million, respectively. The increase is primarily related to the AmTrust RITC transactions.
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
Debt Obligations
We utilize debt financing and loan facilities primarily for acquisitions and significant new business, and, from time to time, for general corporate purposes. For information regarding our debt arrangements, including our loan covenants, refer to Note 15 - "Debt Obligations and Credit Facilities" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K. Our debt obligations as of December 31, 2019 and 2018 were $1,191.2 million and $861.5 million, respectively, as detailed in the below table:

Facility	Origination Date	Term	2019	2018
4.50% Senior Notes due 2022	March 10, 2017	5 years	$348,616	$348,054
4.95% Senior Notes due 2029	May 28, 2019	10 years	493,600	—
Total Senior Notes			842,216	348,054
EGL Revolving Credit Facility	August 16, 2018	5 years	—	15,000
2018 EGL Term Loan Facility	December 27, 2018	3 years	348,991	498,485
Total debt obligations			$1,191,207	$861,539

On March 10, 2017, we issued the 2022 Senior Notes for an aggregate principal amount of $350.0 million. The 2022 Senior Notes pay 4.5% interest semi-annually and mature on March 10, 2022. The 2022 Senior Notes are unsecured and unsubordinated obligations that rank equal to any of our other unsecured and unsubordinated obligations, senior to any future obligations that are expressly subordinated to the 2022 Senior Notes, effectively subordinated to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all liabilities of our subsidiaries.
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
On August 16, 2018, we and certain of our subsidiaries, as borrowers and guarantors, entered into a new five-year unsecured $600.0 million revolving credit agreement. The credit agreement expires in August 2023 and we have the option to increase the commitments under the facility by up to an aggregate of $400.0 million, subject to the terms of the agreement. Borrowings under the facility will bear interest at a rate based on the Company's long term senior unsecured debt ratings. In connection with our entry into the credit agreement described above, we terminated and fully repaid our previous revolving credit agreement. As of December 31, 2019, we were permitted to borrow up to an aggregate of $600.0 million under the facility. As of December 31, 2019, there was $600.0 million of available unutilized capacity under this facility. We are in compliance with the covenants of the facility. Subsequent to December 31, 2019, we utilized $5.0 million and repaid $nil, bringing the unutilized capacity under this facility to $595.0 million.
On December 27, 2018, we entered into and fully utilized a three-year $500.0 million unsecured term loan (the "2018 EGL Term Loan Facility"). Interest is payable at least every three months at the London Interbank Offered Rate ("LIBOR") or the alternate base rate ("ABR") plus a margin set forth in the agreement. In the event of default, the interest rate may increase and the agent may, and at the request of the required lenders shall, cancel lender commitments and demand early repayment. The proceeds were partially used to fund the acquisition of Maiden Reinsurance North America, Inc. We repaid $50.0 million outstanding under the 2018 EGL Term Loan Facility using some of the proceeds from the issuance of our 2029 Senior Notes in May 2019 and repaid an additional $100.0 million in September 2019 using available funds on hand. There is $349.0 million outstanding on this loan, which includes unamortized issuance costs of $1.0 million as of December 31, 2019.
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
Funds at Lloyd's
We have an unsecured letter of credit agreement for Funds at Lloyd's ("FAL Facility") to issue up to $375.0 million of letters of credit, with provision to increase the facility by an additional $25.0 million up to an aggregate amount of $400.0 million, subject to lenders approval. On November 6, 2019, we amended and restated the FAL Facility to extend its term by one year. The FAL Facility is available to satisfy our Funds at Lloyd's requirements and expires in 2022. As of December 31, 2019, our combined Funds at Lloyd's were comprised of cash and investments of $639.3 million and unsecured letters of credit of $252.0 million.

$120.0 million Letter of Credit Facility
We use this facility to support certain reinsurance collateral obligations of our subsidiaries. On December 6, 2019, we reduced the facility size from $170.0 million to $120.0 million. Pursuant to the facility agreement, we have the option to increase commitments under the facility by an additional $60.0 million. As of December 31, 2019 and December 31, 2018, we had issued an aggregate amount of letters of credit under this facility of $115.3 million and $78.4 million, respectively.
$760.0 million Letter of Credit Facility
During 2019, we entered into an unsecured $760.0 million letter of credit facility agreement, most recently amended on December 9, 2019. We may increase the commitments by an aggregate amount of $40.0 million. The facility is used to post letters of credit to collateralize reinsurance performance obligations to various parties, including $445.0 million relating to the reinsurance transaction with Maiden Re Bermuda, as described in Note 4 - "Significant New Business". As of December 31, 2019, we had issued an aggregate amount of letters of credit under this facility of $608.0 million.

Contractual Obligations
The following table summarizes, as of December 31, 2019, our future payments under contractual obligations and estimated payments for losses and LAE and policy benefits by expected payment date. The table excludes short-term liabilities and includes only obligations that are expected to be settled in cash.

	Total	Less than 1 Year	1 - 3 years	3 - 5 years	6 - 10 years	More than 10 Years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and LAE (1)
Asbestos	$1,916.4	$166.5	$287.4	$237.0	$377.6	$847.9
Environmental	343.3	38.5	66.2	53.0	75.5	110.1
General Casualty	991.0	215.7	263.1	199.6	195.3	117.3
Workers' compensation/personal accident	2,248.3	189.7	305.5	356.6	502.7	893.8
Marine, aviation and transit	411.6	125.7	130.0	60.1	51.6	44.2
Construction defect	128.1	35.3	46.5	22.8	13.9	9.6
Professional indemnity/ Directors & Officers	959.3	236.2	300.5	156.2	145.0	121.4
Motor	714.5	197.5	190.8	88.3	88.5	149.4
Property	204.2	83.9	68.7	25.3	16.0	10.3
Other	435.8	114.1	93.1	57.4	71.0	100.2
Total Non-Life Run-off	8,352.5	1,403.1	1,751.8	1,256.3	1,537.1	2,404.2
Atrium	225.7	88.7	82.0	33.1	18.3	3.6
StarStone	1,851.1	644.4	664.2	273.9	191.7	76.9
Other	23.1	3.4	9.3	4.2	4.2	2.0
ULAE	362.3	64.1	81.3	51.9	62.4	102.6
Estimated gross reserves for losses and LAE (1)	10,814.7	2,203.7	2,588.6	1,619.4	1,813.7	2,589.3

Operating lease obligations	105.6	29.3	47.9	13.6	12.7	2.1
Investing Activities
Investment commitments to private equity funds, CLO equity funds and real estate debt fund	482.3	185.8	155.0	141.5	—	—
Investment commitments to equity method investments	93.1	93.1	—	—	—	—
Financing Activities
Loan repayments (including estimated interest payments)	1,505.8	54.8	789.2	50.5	611.3	—
Total	$13,001.5	$2,566.7	$3,580.7	$1,825.0	$2,437.7	$2,591.4

(1)
The reserves for losses and LAE represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above. The amounts in the above table represent our estimates of known liabilities as of December 31, 2019 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, certain of the reserves included in the audited consolidated financial statements as of December 31, 2019 were acquired by us and initially recorded at fair value with subsequent amortization, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.

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
For information relating to our commitments and contingencies, see Note 23 - "Commitments and Contingencies" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K. For information relating to our defendant asbestos and environmental liabilities, see Note 11 - "Defendant Asbestos and Environmental Liabilities" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
At December 31, 2019, we did not have any off-balance sheet arrangements, as defined by Item 303(a) (4) of Regulation S-K.

Critical Accounting Policies
We believe the following accounting policies impact the most significant judgments and estimates used in the preparation of our financial statements.
Losses and Loss Adjustment Expenses
Non-Life Run-off
The following tables provide a breakdown of gross and net losses and LAE reserves, consisting of Outstanding Loss Reserve ("OLR") and IBNR by line of business and adjustments for fair value resulting from business combinations, adjustments for where we elected the fair value option, deferred charge assets and ULAE, as of December 31, 2019 and 2018:

	2019
	Gross			Net
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Asbestos	$542,681	$1,373,678	$1,916,359	$490,117	$1,271,982	$1,762,099
Environmental	187,165	156,121	343,286	173,878	142,351	316,229
General casualty	501,863	489,129	990,992	399,396	421,426	820,822
Workers' compensation/personal accident	1,270,530	977,808	2,248,338	963,578	751,074	1,714,652
Marine, aviation and transit	290,067	121,577	411,644	244,611	100,135	344,746
Construction defect	29,772	98,312	128,084	29,245	94,888	124,133
Professional indemnity/Directors & Officers	693,760	265,490	959,250	485,478	170,926	656,404
Motor	480,668	233,806	714,474	317,829	165,543	483,372
Property	140,620	63,604	204,224	122,010	56,450	178,460
Other	269,956	165,882	435,838	208,647	97,573	306,220
	$4,407,082	$3,945,407	$8,352,489	$3,434,789	$3,272,348	$6,707,137
Fair value adjustments			(170,689)			(157,036)
Fair value adjustments - fair value option			(217,933)			(129,848)
Deferred charge assets on retroactive reinsurance			—			(272,462)
ULAE			331,494			331,494
Total			$8,295,361			$6,479,285

	2018
	Gross			Net
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Asbestos	$341,544	$1,275,476	$1,617,020	$321,356	$1,171,754	$1,493,110
Environmental	96,665	126,035	222,700	93,095	117,384	210,479
General casualty	500,033	379,484	879,517	416,097	298,612	714,709
Workers' compensation/personal accident	1,454,178	832,615	2,286,793	1,115,116	537,782	1,652,898
Marine, aviation and transit	301,783	72,888	374,671	227,994	78,023	306,017
Construction defect	20,712	99,288	120,000	19,310	94,736	114,046
Professional indemnity/Directors & Officers	603,665	216,839	820,504	426,020	166,898	592,918
Motor	564,307	321,992	886,299	414,847	304,874	719,721
Property	168,267	37,631	205,898	160,873	36,817	197,690
Other	220,615	165,519	386,134	175,289	111,453	286,742
	$4,271,769	$3,527,767	$7,799,536	$3,369,997	$2,918,333	$6,288,330
Fair value adjustments			(217,527)			(203,183)
Fair value adjustments - fair value option			(374,752)			(244,013)
Deferred charge assets on retroactive reinsurance			—			(86,585)
ULAE			333,405			333,405
Total			$7,540,662			$6,087,954

As of December 31, 2019 and 2018, the IBNR reserves (net of reinsurance balances receivable) accounted for $3,272.3 million, or 48.8%, and $2,918.3 million, or 46.4%, respectively, of our total Non-life Run-off net losses and LAE, excluding the fair value adjustments, deferred charge assets and ULAE.
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
Nearly all of our unpaid claims liabilities are considered to have a long claims payout tail. Net loss reserves, excluding the fair value adjustments, deferred charge assets and ULAE, for our non-life run-off subsidiaries relate primarily to casualty exposures, including latent claims, of which 31.0% in 2019 (2018: 27.1%) relate to asbestos and environmental ("A&E") exposures.
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
When establishing loss reserves we have an expectation that, in the absence of commutations and significant favorable or unfavorable non-commuted loss development compared to expectations, loss reserves will not exceed the high, or be less than the low, end of the following ranges of gross losses and LAE reserves implied by the various methodologies used by each of our insurance subsidiaries as of December 31, 2019.
The range of gross loss and LAE reserves implied by the various methodologies used by each of our insurance and reinsurance subsidiaries as of December 31, 2019 and December 31, 2018 is presented in the following table ("Range of Outcomes"):

	2019			2018
	Low	Selected	High	Low	Selected	High
	(in thousands of U.S. dollars)
Asbestos	$1,639,077	$1,916,359	$2,447,051	$1,384,890	$1,617,020	$1,931,409
Environmental	296,253	343,286	413,991	184,749	222,700	267,159
General casualty	875,288	990,992	1,116,946	803,851	879,517	976,457
Workers' compensation/personal accident	1,983,940	2,248,338	2,555,782	2,063,005	2,286,793	2,577,116
Marine, aviation and transit	368,090	411,644	480,875	338,318	374,671	419,911
Construction defect	112,549	128,084	145,253	107,126	120,000	139,129
Professional indemnity/Directors & Officers	876,445	959,250	1,062,111	758,021	820,504	910,718
Motor	633,338	714,474	800,217	806,731	886,299	951,734
Property	184,028	204,224	226,688	192,869	205,898	225,013
Other	380,793	435,838	520,909	346,674	386,134	428,904
	7,349,801	8,352,489	9,769,823	6,986,234	7,799,536	8,827,550
Fair value adjustments	(147,158)	(170,689)	(194,310)	(198,969)	(217,527)	(239,227)
Fair value adjustments - fair value option	(190,549)	(217,933)	(265,609)	(329,874)	(374,752)	(420,609)
ULAE	291,696	331,494	385,762	296,704	333,405	373,360
Total	$7,303,790	$8,295,361	$9,695,666	$6,754,095	$7,540,662	$8,541,074
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
The following table provides a reconciliation of our gross and net loss and ALAE reserves from asbestos exposures and the movement in gross and net reserves for the years ended December 31, 2019 and 2018:

	2019	2018
	(in thousands of U.S. dollars)
Balance as at January 1	$1,617,020	$1,801,044
Less: reinsurance reserves recoverable	123,910	122,222
Net balance as at January 1	1,493,110	1,678,822
Total net incurred losses and LAE	6,811	(64,949)
Total net paid losses	(118,557)	(108,248)
Effect of exchange rate movement	37,249	(70,084)
Acquired on purchase of subsidiaries	—	7,569
Assumed business	382,474	50,000
Ceded business	(38,988)	—
Net balance as at December 31	1,762,099	1,493,110
Plus: reinsurance reserves recoverable	154,260	123,910
Balance as at December 31	$1,916,359	$1,617,020
The liability for unpaid losses and ALAE for asbestos reserves reflects our best estimate for future amounts needed to pay losses and related ALAE as of each of the balance sheet dates reflected in the financial statements herein in accordance with U.S. GAAP. As of December 31, 2019 and 2018, the net loss reserves for asbestos-related claims comprised 26.3% and 23.7%, respectively, of total non-life run-off net reserves for losses and LAE liabilities excluding the fair value adjustments, deferred charge assets and ULAE. In addition, we also have defendant asbestos liabilities, as described in Note 11 - "Defendant Asbestos and Environmental Liabilities" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

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
The following table provides a reconciliation of our gross and net loss and ALAE reserves from environmental exposures and the movement in gross and net reserves for the years ended December 31, 2019 and 2018:

	2019	2018
	(in thousands of U.S. dollars)
Balance as at January 1	$222,700	$191,060
Less: reinsurance reserves recoverable	12,221	6,666
Net balance as at January 1	210,479	184,394
Total net incurred losses and LAE	14,988	14,153
Total net paid losses	(16,899)	(21,273)
Effect of exchange rate movement	(3,615)	(320)
Acquired on purchase of subsidiaries	—	13,525
Assumed business	124,009	20,000
Ceded business	(12,733)	—
Net balance as at December 31	316,229	210,479
Plus: reinsurance reserves recoverable	27,057	12,221
Balance as at December 31	$343,286	$222,700
The liability for unpaid losses and ALAE, for environmental reserves, reflects our best estimate for future amounts needed to pay losses and related ALAE as of each of the balance sheet dates reflected in the financial statements herein in accordance with U.S. GAAP. As of December 31, 2019 and 2018, the net loss reserves for environmental pollution-related claims comprised 4.7% and 3.3%, respectively, of total non-life run-off net reserves for losses and LAE excluding the fair value adjustments, deferred charge assets and ULAE. In addition, we also have direct environmental liabilities, as described in Note 11 - "Defendant Asbestos and Environmental Liabilities" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
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

The following tables provide a breakdown of the gross and net losses and LAE by line of business and the fair value adjustments resulting from business combinations and ULAE as of December 31, 2019 and 2018 for the Atrium segment:

	2019
	Gross			Net
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Marine, Aviation and Transit	$24,668	$34,156	$58,824	$21,012	$24,829	$45,841
Binding Authorities	31,507	54,039	85,546	29,590	51,984	81,574
Reinsurance	18,385	29,533	47,918	16,209	23,338	39,547
Accident and Health	5,460	7,880	13,340	4,735	7,469	12,204
Non-Marine Direct and Facultative	9,121	10,935	20,056	8,584	9,637	18,221
Total	$89,141	$136,543	$225,684	$80,130	$117,257	$197,387
Fair value adjustments			3,700			3,181
ULAE			2,288			2,288
Total			$231,672			$202,856

	2018
	Gross			Net
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Marine, Aviation and Transit	$32,999	$36,011	$69,010	$21,460	$24,207	$45,667
Binding Authorities	28,512	59,302	87,814	26,601	57,016	83,617
Reinsurance	18,547	27,653	46,200	15,180	24,823	40,003
Accident and Health	4,972	6,348	11,320	4,225	5,837	10,062
Non-Marine Direct and Facultative	9,855	11,207	21,062	8,529	9,389	17,918
Total	$94,885	$140,521	$235,406	$75,995	$121,272	$197,267
Fair value adjustments			3,476			2,847
ULAE			2,402			2,402
Total			$241,284			$202,516

The following tables provide a breakdown of the gross and net losses and LAE reserves by line of business and the fair value adjustments resulting from business combinations and ULAE as of December 31, 2019 and 2018 for the StarStone segment:

	2019
	Gross			Net
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Casualty	$191,317	$481,473	$672,790	$156,086	$422,186	$578,272
Marine	195,068	173,319	368,387	162,073	138,586	300,659
Property	367,258	152,514	519,772	158,156	92,655	250,811
Aerospace	79,249	33,000	112,249	47,796	22,862	70,658
Workers' Compensation	55,902	122,047	177,949	36,673	74,661	111,334
Total	$888,794	$962,353	$1,851,147	$560,784	$750,950	$1,311,734
Fair value adjustments			(522)			1,600
ULAE			28,503			28,503
Total			$1,879,128			$1,341,837

	2018
	Gross			Net
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Casualty	$177,432	$331,432	$508,864	$137,828	$282,026	$419,854
Marine	185,084	182,453	367,537	163,889	133,426	297,315
Property	317,102	123,511	440,613	151,774	65,522	217,296
Aerospace	67,203	40,416	107,619	45,879	36,167	82,046
Workers' Compensation	49,373	110,082	159,455	33,759	68,969	102,728
Total	$796,194	$787,894	$1,584,088	$533,129	$586,110	$1,119,239
Fair value adjustments			(467)			1,432
ULAE			25,076			25,076
Total			$1,608,697			$1,145,747
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

Defendant asbestos and environmental liabilities
Defendant asbestos and environmental liabilities as of December 31, 2019 and 2018 were as follows:

	2019	2018
Defendant asbestos and environmental liabilities:
Defendant asbestos liabilities	$1,100,593	$265,975
Defendant environmental liabilities	10,279	2,152
Estimated future expenses	51,637	19,843
Fair value adjustments	(314,824)	(84,650)
Defendant asbestos and environmental liabilities	847,685	203,320
Other assets:
Insurance recoveries related to defendant asbestos and environmental liabilities	549,593	183,676
Fair value adjustments	(100,738)	(47,868)
Insurance balances recoverable	448,855	135,808

Net liabilities relating to defendant asbestos and environmental exposures	$398,830	$67,512
We acquired DCo on December 30, 2016, and Morse TEC on October 30, 2019, as described in Note 3 - "Acquisitions". DCo and Morse TEC hold liabilities associated with personal injury asbestos claims and environmental claims arising from their legacy manufacturing operations. These companies continue to process asbestos personal injury claims in the normal course of business and are separately managed. Defendant asbestos liabilities on our consolidated balance sheets include amounts for loss payments and defense costs for pending and future asbestos-related claims, determined using standard actuarial techniques for asbestos exposures. Defendant environmental liabilities include estimated clean-up costs associated with the acquired companies' former operations based on engineering reports.
Insurance balances recoverable on our consolidated balance sheets include estimated insurance recoveries relating to these liabilities. The recorded asset represents our assessment of the capacity of the insurance agreements to indemnify our subsidiaries for the anticipated defense and loss payments for pending claims and projected future claims. The recognition of these recoveries is based on an assessment of the right to recover under the respective contracts and on the financial strength of the insurers. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if the accrued and projected loss and defense costs were paid in full.
Reinsurance Balances Recoverable on Paid and Unpaid Losses
Reinsurance balances recoverable on paid and unpaid losses as of December 31, 2019 and 2018 were as follows:

	2019	2018
	(in thousands of U.S. dollars)
Reinsurance balances recoverable on paid and unpaid losses	$1,684,372	$1,290,072
Reinsurance balances recoverable on paid and unpaid losses, fair value	695,518	739,591
Total reinsurance balances recoverable on paid and unpaid losses	$2,379,890	$2,029,663
Our acquired insurance and reinsurance subsidiaries in all three of our operating segments use retrocessional agreements to reduce their exposure to the risk of insurance and reinsurance they have assumed. Loss reserves represent total gross losses, and reinsurance balances recoverables represent anticipated recoveries of a portion of those loss reserves, as well as amounts receivable from reinsurers with respect to claims that have already been paid. While reinsurance arrangements are designed to limit losses and to permit recovery of a portion of loss reserves, reinsurance does not relieve us of our liabilities to our insureds or reinsureds. Therefore, we evaluate and monitor concentration of credit risk among our reinsurers, including companies that are insolvent, in run-off or facing financial difficulties. Provisions are made for amounts considered potentially uncollectible. In addition to the acquired retrocessional agreements, on an annual basis, our active underwriting subsidiaries purchase tailored outwards reinsurance programs designed to manage their risk profiles. The majority of the total third-party reinsurance cover for our active underwriting subsidiaries is with Lloyd’s Syndicates or other reinsurers rated A- or better and reinsurers, while not rated, provide collateral in the form of letters of credit, trust funds or funds withheld.
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
Valuation Allowances on Deferred Tax Assets
Certain of our subsidiaries and branches operate in jurisdictions where they are subject to taxation. Current and deferred tax expense or benefit is allocated to net earnings (loss), or, in certain cases, to discontinued operations or other comprehensive income (loss). Current tax is recognized and measured based upon enacted tax laws and rates applicable in the relevant jurisdiction in the period in which the income tax becomes accruable or realizable. Deferred taxes are provided for temporary differences between the carrying amount of assets and liabilities used in the financial statements and the tax basis used in the various jurisdictional tax returns. When our assessment indicates that all or some portion of deferred tax assets will not be realized, a valuation allowance is recorded against the deferred tax assets to reduce the assets to the amount more likely than not to be realized.
We recognize the benefit relating to tax positions only where the position is more likely than not to be sustained assuming examination by tax authorities. A recognized tax benefit is measured as the largest amount that is greater than 50 percent likely of being realized upon settlement. A liability or other adjustment is recognized for any tax benefit (along with any interest and penalty, if applicable) claimed in a tax return in excess of the amount allowed to be recognized in the financial statements under U.S. GAAP. Any changes in amounts recognized are recorded in the period in which they are determined.
Goodwill
Goodwill as of December 31, 2019 and 2018 was as follows:

	2019	2018
	(in thousands of U.S. dollars)
Goodwill	$114,807	$114,807
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. We perform an initial valuation of our goodwill assets and assess goodwill for impairment on an annual basis. If, as a result of the assessment, we determine the value of our goodwill asset is impaired, goodwill is written down in the period in which the determination is made.
Intangible Assets
Intangible assets as of December 31, 2019 and 2018 were as follows:

	2019	2018
	(in thousands of U.S. dollars)
Intangible assets with a definite life	$14,630	$16,887
Intangible assets with an indefinite life	87,031	87,031
Total intangible assets	$101,661	$103,918
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
Deferred Charge Assets
Deferred charge assets as of December 31, 2019 and 2018 were as follows:

	2019	2018
	(in thousands of U.S. dollars)
Deferred charge asset	$272,462	$86,585
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
Investments
Valuation of Investments
Our non-life run-off and active underwriting businesses invest in trading portfolios of fixed maturity and short-term investments and equities, and an available-for-sale portfolio of fixed maturity and short-term investments. We record both the trading and available-for-sale portfolios at fair value on our balance sheet. For our trading portfolios, the unrealized gain or loss associated with the difference between the fair value and the amortized cost of the investments is recorded in net earnings. For our available-for-sale portfolios, the unrealized gain or loss (other than credit losses) is excluded from net earnings and reported as a separate component of accumulated other comprehensive income.

Our other investments comprise investments in various private equity funds, fixed income funds, hedge funds, equity funds, private credit funds and CLO equity funds, as well as direct investments in CLO equities. All of these other investments are recorded at fair value.
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
Fixed Maturity Investments
Fixed maturity investments as of December 31, 2019 and 2018 were as follows:

	2019	2018
	(in thousands of U.S. dollars)
Short-term investments, trading, at fair value	$51,490	$114,116
Short-term investments, available-for-sale, at fair value	128,335	—
Fixed maturities, trading, at fair value	6,346,329	7,248,793
Fixed maturities, available-for-sale, at fair value	1,913,389	151,609
Fixed maturity investments within funds held - directly managed	1,173,345	1,183,374
Total fixed maturity investments	$9,612,888	$8,697,892
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
For the years ended December 31, 2019 and 2018, we did not recognize any other-than-temporary impairment charges through earnings.
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
Equities
Equity investments, trading as of December 31, 2019 and 2018 were as follows:

	2019	2018
	(in thousands of U.S. dollars)
Publicly traded equity investments in common and preferred stocks	$327,875	$138,415
Exchange-traded funds	133,047	—
Privately held equity investments in common and preferred stocks	268,799	228,710
Total equity investments	$729,721	$367,125

Our publicly traded equity investments in common and preferred stocks predominantly trade on the major exchanges and are managed by our external advisors. Our publicly traded equity investments are widely diversified and there is no significant concentration in any specific industry. Our exchange-traded funds trade on major exchanges. We use an internationally recognized pricing service to estimate the fair value of our publicly traded equities and exchange-traded funds. We have categorized the majority of our publicly traded equity investments, other than preferred stock and our exchange-traded funds, as Level 1 investments because the fair values of these investments are based on unadjusted quoted prices in active markets for identical assets or liabilities. The fair value estimates of our investments in publicly traded preferred stock and exchange-traded funds are based on observable market data and, as a result, have been categorized as Level 2.
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
Other Investments, at fair value
Other investments as of December 31, 2019 and 2018 were as follows:

	2019	2018
Hedge funds	$1,121,904	$852,584
Fixed income funds	481,039	403,858
Equity funds	410,149	333,681
Private equity funds	329,885	248,628
CLO equities	87,555	39,052
CLO equity funds	87,509	37,260
Other	6,379	9,313
Private credit funds	—	33,381
Total other investments	$2,524,420	$1,957,757
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
We measure the fair value of our direct investment in CLO equities based on valuations provided by independent pricing services, our external CLO equity manager, and valuations provided by the broker or lead underwriter of the investment (the "broker"). Our CLO equity investments have been classified as Level 3 due to the use of unobservable inputs in the valuation and the limited number of relevant trades in secondary markets.
In providing valuations, the independent pricing service providers, CLO equity manager and brokers use observable and unobservable inputs. Of the significant unobservable market inputs used, the default and loss severity rates involve the most judgment and create the most sensitivity. A significant increase or decrease in either of these significant inputs in isolation would result in lower or higher fair value estimates for direct investments in CLO equities and, in general, a change in default rate assumptions will be accompanied by a directionally similar change in loss severity rate assumptions. Collateral spreads and estimated maturity dates are less subjective inputs because they are based on the historical average of actual spreads and the weighted average life of the current underlying portfolios, respectively. A significant increase or decrease in either of these significant inputs in isolation would result in higher or lower fair value estimates for direct investments in CLO equities. In general, these inputs have no significant interrelationship with each other or with default and loss severity rates.
On a quarterly basis, we receive the valuation from the independent pricing providers, external CLO manager and brokers and then review the underlying cash flows and key assumptions used by them. We review and update the significant unobservable inputs based on information obtained from secondary markets. These inputs are our responsibility and we assess the reasonableness of the inputs (and if necessary, update the inputs) through communicating with industry participants, monitoring of the transactions in which we participate (for example, to evaluate default and loss severity rate trends), and reviewing market conditions, historical results, and emerging trends that may impact future cash flows.
If valuations from the independent pricing service providers, external CLO equity manager or brokers are not available, we use an income approach based on certain observable and unobservable inputs to value these investments. An income approach is also used to corroborate the reasonableness of the valuations provided by the pricing providers, external manager and brokers. Where an income approach is followed, the valuation is based on available trade information, such as expected cash flows and market assumptions on default and loss severity rates. Other inputs used in the valuation process include asset spreads, loan prepayment speeds, collateral spreads and estimated maturity dates.
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
Certain funds are subject to gates or side-pockets, where redemptions are subject to the sale of underlying investments. A gate is the ability to deny or delay a redemption request, whereas a side-pocket is a designated account for which the investor loses its redemption rights. As of December 31, 2019, we had $51.8 million of fixed income hedge funds subject to gates or side-pockets.
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

The fair value of the liability for losses and LAE and reinsurance recoverable under these contracts is presented separately in our consolidated balance sheet as of December 31, 2019 and 2018. Changes in the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses are included in net incurred losses and LAE in our consolidated statement of operations. The carrying value of our reinsurance recoverable and liability for losses and LAE for which we elected the fair value option as of December 31, 2019 and 2018 was as follows:

	2019	2018
	(in thousands of U.S. dollars)
Gross Losses and loss adjustment expenses, fair value	$2,621,122	$2,874,055

Reinsurance balances recoverable on paid and unpaid losses, fair value	$695,518	$739,591

Net losses and LAE, fair value	$1,925,604	$2,134,464
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

The observable and unobservable inputs used in the model are described in Note 12 - "Fair Value Measurements" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
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
Redeemable Noncontrolling Interest
The redeemable noncontrolling interest as of December 31, 2019 and 2018 was as follows:

	2019	2018
	(in thousands of U.S. dollars)
Redeemable noncontrolling interest	$438,791	$458,543
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
We are principally exposed to four types of market risk: interest rate risk; credit risk; equity price risk and foreign currency risk. Our policies to address these risks in 2019 were not materially different than those used in 2018 other than as described herein, and, based on our current knowledge and expectations, we do not currently anticipate significant changes in our market risk exposures or in how we will manage those exposures in future reporting periods.
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
The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, in our fixed maturity and short-term investments portfolio classified as trading and available-for-sale, our funds held directly managed portfolio, fixed income funds and our fixed income exchange-traded funds:

	Interest Rate Shift in Basis Points
As of December 31, 2019	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$10,757	$10,490	$10,227	$9,976	$9,736
Market Value Change from Base	5.2%	2.6%	—	(2.5)%	(4.8)%
Change in Unrealized Value	$530	$263	$—	$(251)	$(491)

As of December 31, 2018	-100	-50	—	+50	+100
Total Market Value	$9,555	$9,325	$9,101	$8,885	$8,677
Market Value Change from Base	5.0%	2.5%	—	(2.4)%	(4.7)%
Change in Unrealized Value	$454	$224	$—	$(216)	$(424)
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

The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in credit spreads assuming interest rates remain fixed, in our fixed maturity and short-term investments portfolio classified as trading and available-for-sale, our funds held directly managed portfolio, fixed income funds and our fixed income exchange-traded funds:

	Credit Spread Shift in Basis Points
As of December 31, 2019	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$10,227	$9,999	$9,777
Market Value Change from Base		(2.2)%	(4.4)%
Change in Unrealized Value		$(228)	$(450)

As of December 31, 2018	—	+50	+100
Total Market Value	$9,101	$8,896	$8,699
Market Value Change from Base		(2.3)%	(4.4)%
Change in Unrealized Value		$(205)	$(402)
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
Fixed Maturity and Short-Term Investments
As a holder of $9.6 billion of fixed maturity and short-term investments, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity investments of short-to-medium duration and mutual funds. A table of credit ratings for our fixed maturity and short-term investments is in Note 6 - "Investments" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K. At December 31, 2019, 40.0% of our fixed maturity and short-term investment portfolio was rated AA or higher by a major rating agency (December 31, 2018: 42.6%) with 4.1% rated lower than BBB- (December 31, 2018: 3.6%). The portfolio as a whole, including cash, restricted cash, fixed maturity and short term investments and funds held - directly managed, had an average credit quality rating of A+ as of December 31, 2019 (December 31, 2018: A+). In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we do not believe we have significant concentrations of credit risk.
A summary of our fixed maturity and short-term investments by credit rating as of December 31, 2019 and December 31, 2018 is as follows:

Credit rating	2019	2018	Change
AAA	27.1%	28.2%	(1.1)%
AA	12.9%	14.4%	(1.5)%
A	34.3%	30.2%	4.1%
BBB	21.4%	23.4%	(2.0)%
Non-investment grade	4.1%	3.6%	0.5%
Not rated	0.2%	0.2%	—%
Total	100.0%	100.0%

Average credit rating	A+	A+

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
Funds Held
Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds balance is credited with investment income and losses payable are deducted. We are subject to credit risk if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due. Our funds held are shown under two categories on the consolidated balance sheets, where funds held upon which we receive the underlying portfolio economics are shown as "Funds held - directly managed", and funds held where we receive a fixed crediting rate are shown as "Funds held by reinsured companies". Both types of funds held are subject to credit risk. We routinely monitor the creditworthiness of reinsured companies with whom we have funds held arrangements. As of December 31, 2019 we have a significant concentration of $1.0 billion with one reinsured company, which has financial strength credit ratings of A+ from A.M. Best and AA from Standard & Poor's.
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

	2019	2018	Change
	(in millions of U.S. dollars)
Publicly traded equity investments in common and preferred stocks	$327.9	$138.4	$189.5
Privately held equity investments in common and preferred stocks	268.8	228.7	40.1
Private equity funds	329.9	248.6	81.3
Equity funds	410.1	333.7	76.4
Call options on equity	0.1	—	0.1
Fair value of equities at risk	$1,336.8	$949.4	$387.4

Impact of 10% decline in fair value	$133.7	$94.9	$38.8
In addition to the above, as of December 31, 2019, we had investments of $1,121.9 million (December 31, 2018: $852.6 million) in hedge funds, included within our other investments, at fair value, that have exposure, among other items, to equity price risk.

Foreign Currency Risk
The table below summarizes our net exposures as of December 31, 2019 and 2018 to foreign currencies:

	AUD	CAD	EUR	GBP	Other	Total
	(in millions of U.S. dollars)
2019
Total net foreign currency exposure	$20.2	$(10.6)	$12.9	$(11.9)	$0.6	$11.2
Pre-tax impact of a 10% movement in USD(1)	$2.0	$(1.1)	$1.3	$(1.2)	$0.1	$1.1

2018
Total net foreign currency exposure	$17.5	$20.2	$17.2	$(35.8)	$1.7	$20.7
Pre-tax impact of a 10% movement in USD(1)	$1.8	$2.0	$1.7	$(3.6)	$0.2	$2.1

(1)	Assumes 10% change in U.S. dollar relative to other currencies.
Through our subsidiaries located in various jurisdictions, we conduct our insurance and reinsurance operations in a variety of non-U.S. currencies. We have the following exposures to foreign currency risk:

•
Transaction Risk: The functional currency for the majority of our subsidiaries is the U.S. dollar. Within these entities, any fluctuations in foreign currency exchange rates relative to the U.S. dollar has a direct impact on the valuation of our assets and liabilities denominated in other currencies. All changes in foreign exchange rates, with the exception of non-U.S. dollar available-for-sale investments, are recognized in our consolidated statements of earnings. Changes in foreign exchange rates relating to non-U.S. dollar available-for-sale investments are recorded accumulated other comprehensive income (loss) in shareholders’ equity. Our subsidiaries with non-U.S. dollar functional currencies are also exposed to fluctuations in foreign currency exchange rates relative to their own functional currency.

•
Translation Risk: Our net investments in certain European, British, and Australian subsidiaries whose functional currencies are the Euro, British pound and Australian dollar, respectively. The foreign exchange gain or loss resulting from the translation of their financial statements from functional currency into U.S. dollars is recorded in the cumulative translation adjustment account, which is a component of accumulated other comprehensive income (loss) in shareholders’ equity.

Our foreign currency policy is to broadly manage, where possible, our foreign currency risk by:

•	Seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with assets that are denominated in such currencies, subject to regulatory constraints.

•	Selectively utilizing foreign currency forward contracts to mitigate foreign currency risk.

•
We may borrow to hedge the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currency is denominated in non-U.S. dollars. This is referred to as a non-derivative hedge.

The instruments we use to manage foreign currency risk are discussed in Note 7 - "Derivatives and Hedging Instruments" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K. To the extent our foreign currency exposure is not matched or hedged, we may experience foreign exchange losses or gains, which would be reflected in our consolidated results of operations and financial condition.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Enstar Group Limited and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedules I to VI (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Assessment of the estimate of the loss reserves and asbestos and environmental liabilities
As discussed in Notes 2 (c), 10 and 11 to the consolidated financial statements, the Company has recorded a liability for loss and loss adjustment expenses (loss reserves) and defendant asbestos and environmental liabilities (asbestos and environmental liabilities) of $7,808 million and $848 million, respectively, as of December 31, 2019. Included in loss reserves are claims that have been received by the Company but not yet paid, in addition losses that have been incurred, but not yet reported to the Company. Asbestos and environmental liabilities include amounts for indemnity and defense costs for pending and future claims, as well as estimated clean-up costs based on engineering reports. The Company established loss reserves and asbestos and environmental liabilities based on actuarially determined estimates of ultimate claims payments, using generally accepted actuarial methods, with the assistance of actuarial specialists.
We identified the assessment of the estimate of loss reserves and asbestos and environmental liabilities as a critical audit matter. The evaluation of the estimate of loss reserves involved a high degree of auditor judgment due to the inherent uncertainty that exists in the losses incurred but not yet reported amounts, the outcome of coverage litigation on certain lines of business, and the significant amount of time that can lapse between the assumption of risk and ultimate payment of the claim. Also, the evaluation of the estimate of asbestos and environmental liabilities involved a high degree of auditor judgment due to the inherent uncertainty that exists in estimating the number and potential value of claims asserted, but unpaid and claims not yet asserted. The key assumptions used in the estimation process for loss reserves included loss development factors, expected loss ratios, and expected trends in claim frequency and severity. The key assumptions used in the estimation process for asbestos and environmental liabilities included expected trends in claim frequency and severity. Specialized skills and knowledge were required to evaluate the actuarial methodologies and certain assumptions used to estimate loss reserves and asbestos and environmental liabilities.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to estimate the loss reserves and asbestos and environmental liabilities, including controls over the assumptions listed above and actuarial methodologies used in the estimation of loss reserves and asbestos and environmental liabilities. We involved actuarial professionals with specialized skills and knowledge, who assisted in:

•	Comparing the methodologies and assumptions used by the Company in estimating loss reserves and asbestos and environmental liabilities with generally accepted actuarial methodologies;

•
Evaluating loss development factors, expected loss ratios, and expected trends in claim frequency and severity, by comparing them to historical results and industry trends used in the estimation process of loss reserves;

•	Evaluating expected trends in claim frequency and severity, by comparing them to historical results and industry trends used in the estimation process of asbestos and environmental liabilities;

•	Developing an independent actuarial estimate of loss reserves and asbestos and environmental liabilities for selected lines of business;

•
Examining the Company’s internal or independent external actuarial analyses for the remaining lines of business by 1) analyzing claims development in the current year; and 2) evaluating changes in methodologies and assumptions from the prior year;

•	Evaluating the Company’s overall recorded loss reserves by assessing the movement of the recorded loss reserves within the Company’s range of actuarially determined reserves; and

•
Evaluating the Company’s overall recorded asbestos and environmental liabilities by assessing the movement of the recorded asbestos and environmental liabilities within the Company’s range of actuarially determined reserves.

Assessment of the estimate of the nominal loss reserve used to develop the liability for loss and loss adjustment expenses, fair value
As discussed in Notes 2 (c), 2(p), 10 and 12 to the consolidated financial statements, the Company used a discounted cash flow approach to estimate the liability for loss and loss adjustment expenses, fair value. The discounted cash flow approach used estimated nominal cash flows based on a payment pattern developed in accordance with standard actuarial techniques. Nominal loss reserves include claims that have been received by the Company but not yet paid, in addition to losses that have been incurred, but not yet reported to the Company. The Company estimated the nominal loss reserve based on actuarially determined estimates of ultimate loss and loss adjustment expenses, using generally accepted actuarial methods, with the assistance of actuarial specialists. The Company has recorded a liability for loss and loss adjustment expenses, fair value (loss reserves at fair value) of $2,621 million as of December 31, 2019.
We identified the assessment of the estimate of the nominal loss reserve used to develop the loss reserves at fair value as a critical audit matter. The evaluation of the estimate of the nominal loss reserves involved a high degree of auditor judgment due to the inherent uncertainty that exists in the losses incurred but not yet reported amounts, the outcome of coverage litigation on certain lines of business, and the significant amount of time that can lapse between the assumption of risk and ultimate payment of the claim. The key assumptions used in the estimation process included loss development factors and expected trends in claim frequency and severity. Specialized skills and knowledge were required to 1) evaluate the actuarial methodologies and certain assumptions used to estimate the nominal loss reserves; and 2) evaluate the projected payout, including timing, and amount of the nominal cash flows used in the fair value estimate.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to estimate nominal loss reserve, including controls over the assumptions and actuarial methodologies used in the 1) estimation of the nominal loss reserves; and 2) the estimation of the projected payout, including timing, and amount of the nominal cash flows used to develop the fair value. We involved actuarial professionals with specialized skills and knowledge, who assisted in:

•	Comparing the methodologies and assumptions used by the Company in estimating the nominal loss reserves with generally accepted actuarial methodologies;

•	Evaluating loss development factors and expected trends in claim frequency and severity, by comparing them to historical results and industry trends;

•	Developing an independent actuarial estimate of the nominal loss reserves for selected lines of business;

•
Examining the Company’s internal and independent external actuarial analyses for the remaining lines of business by 1) analyzing claims development in the current year; and 2) evaluating changes in methodologies and assumptions from the prior year;

•	Evaluating the Company’s overall nominal loss reserves and assessing the movement of the nominal loss reserves within the Company’s range of actuarially determined reserves; and

•
Evaluating the projected payout, including timing, and amount of the nominal cash flows used to develop the fair value, by comparing the assumptions used with the assumptions applied in developing the nominal loss reserves.

Evaluation of the acquisition date fair value of asbestos liabilities acquired in the Morse TEC business combination
As discussed in Note 3 to the consolidated financial statements, on October 30, 2019, the Company acquired Morse TEC. As a result of the transaction the Company recoded $0.663 billion in asbestos liabilities associated with personal injury claims (asbestos liabilities). The Company determined the acquisition to be a business combination and applied the acquisition method to account for the transaction. The acquisition date fair value of the acquired asbestos liabilities are derived from projected cash flows, based on actuarially determined information. The key assumptions used by the Company to determine the acquisition date fair value of the acquired asbestos liabilities are: 1) the projected payout, including timing and amount of asbestos liabilities, which is derived from the actuarial estimate of nominal asbestos liabilities; 2) a discount rate, which is applied to estimate the present value of the future cash flows; and 3) a risk margin. The nominal asbestos liabilities include amounts for indemnity and defense costs for pending and future claims. The Company established nominal asbestos liabilities based on actuarially determined estimates of ultimate claims payments, using generally accepted actuarial methods, with the assistance of actuarial specialists.
We identified the determination of the acquisition date fair value of the asbestos liabilities acquired in the Morse TEC business combination as a critical audit matter. The evaluation of the estimate of nominal asbestos liabilities involved a high degree of auditor judgment due to the inherent uncertainty that exists in estimating the number and potential value of claims asserted, but unpaid and claims not yet asserted. The key assumptions used in the fair value process included: 1) the projected payout, including timing and amount of asbestos liabilities; 2) a discount rate; and 3) a risk margin. Specialized skills and knowledge were required to 1) evaluate the actuarial methodologies and certain assumptions used to estimate the nominal asbestos liability; and 2) the acquisition date fair value of asbestos liabilities.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to estimate the fair value of the asbestos liabilities, including controls over the assumptions and actuarial methodologies used in the 1) estimation of the nominal asbestos liabilities; 2) estimation of the projected payout, including timing, and amount of asbestos liabilities; and 3) the methodologies and assumptions used in determining the discount rate and risk margin. We involved actuarial processionals with specialized skills and knowledge, who assisted in:

•	Comparing the methodologies and assumptions used by the Company in estimating the nominal asbestos liabilities with generally accepted actuarial methodologies;

•	Evaluating expected trends in claim frequency and severity, by comparing them to historical results and industry trends;

•	Developing an independent actuarial estimate of nominal asbestos liabilities for selected lines of - business;

•	Examining the Company’s internal actuarial analysis for the remaining lines of business by analyzing claims development in the current year;

•	Developing independent actuarial estimates of the projected payout, including timing, and amount of asbestos liabilities; and

•	Evaluating the methodologies and assumptions used by the Company in determining the risk margin used in the estimation of the fair value of the acquired asbestos liabilities.
In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•	Evaluating the discount rate used in the estimation of the fair value of the asbestos liabilities by assessing the inputs into the discount rate.

/s/ KPMG Audit Limited
KPMG Audit Limited
Hamilton, Bermuda
February 27, 2020
We have served as the Company’s auditor since 2012.

ENSTAR GROUP LIMITED
CONSOLIDATED BALANCE SHEETS
As of December 31, 2019 and 2018

	2019	2018
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$51,490	$114,116
Short-term investments, available-for-sale, at fair value (amortized cost: 2019 — $128,311; 2018 — $nil)	128,335	—
Fixed maturities, trading, at fair value	6,346,329	7,248,793
Fixed maturities, available-for-sale, at fair value (amortized cost: 2019 — $1,914,143; 2018 — $151,433)	1,913,389	151,609
Funds held - directly managed	1,187,552	1,198,154
Equities, at fair value	729,721	367,125
Other investments, at fair value	2,524,420	1,957,757
Equity method investments	326,277	204,507
Total investments (Note 6 and Note 12)	13,207,513	11,242,061
Cash and cash equivalents	703,085	602,096
Restricted cash and cash equivalents	352,692	380,488
Premiums receivable	576,980	787,468
Deferred tax assets (Note 20)	170,984	10,124
Reinsurance balances recoverable on paid and unpaid losses (Note 8)	1,684,372	1,290,072
Reinsurance balances recoverable on paid and unpaid losses, fair value (Note 8 and Note 12)	695,518	739,591
Insurance balances recoverable (Note 11)	448,855	135,808
Funds held by reinsured companies	408,735	321,267
Deferred acquisition costs	153,505	121,101
Goodwill and intangible assets (Note 14)	216,468	218,725
Other assets	744,608	707,469
TOTAL ASSETS	$19,363,315	$16,556,270

LIABILITIES
Losses and loss adjustment expenses (Note 10)	$7,808,116	$6,535,449
Losses and loss adjustment expenses, fair value (Note 10 and Note 12)	2,621,122	2,874,055
Defendant asbestos and environmental liabilities (Note 11)	847,685	203,320
Unearned premiums	746,775	842,618
Insurance and reinsurance balances payable	373,180	388,086
Deferred tax liabilities (Note 20)	16,074	10,542
Debt obligations (Note 15)	1,191,207	861,539
Other liabilities	464,014	468,129
TOTAL LIABILITIES	14,068,173	12,183,738

COMMITMENTS AND CONTINGENCIES (Note 23)

REDEEMABLE NONCONTROLLING INTEREST (Note 16)	438,791	458,543

SHAREHOLDERS’ EQUITY (Note 17)
Ordinary shares (par value $1 each, issued and outstanding 2019: 21,511,505; 2018: 21,459,997):
Voting Ordinary Shares (issued and outstanding 2019: 18,001,823; 2018: 17,950,315)	18,002	17,950
Non-voting convertible ordinary Series C Shares (issued and outstanding 2019 and 2018: 2,599,672)	2,600	2,600
Non-voting convertible ordinary Series E Shares (issued and outstanding 2019 and 2018: 910,010)	910	910
Preferred Shares:
Series C Preferred Shares (issued and held in treasury 2019 and 2018: 388,571)	389	389
Series D Preferred Shares (issued and outstanding 2019 and 2018: 16,000)	400,000	400,000
Series E Preferred Shares (issued and outstanding 2019 and 2018: 4,400)	110,000	110,000
Treasury shares, at cost (Series C Preferred Shares 2019 and 2018: 388,571)	(421,559)	(421,559)
Additional paid-in capital	1,836,778	1,804,664
Accumulated other comprehensive income	7,171	10,440
Retained earnings	2,887,892	1,976,539
Total Enstar Group Limited Shareholders’ Equity	4,842,183	3,901,933
Noncontrolling interest	14,168	12,056
TOTAL SHAREHOLDERS’ EQUITY	$4,856,351	$3,913,989
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	19,363,315	16,556,270
See accompanying notes to the consolidated financial statements
ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$1,154,861	$895,575	$613,121
Fees and commission income	28,453	35,088	66,103
Net investment income	321,276	270,671	208,789
Net realized and unrealized gains (losses)	1,031,351	(412,884)	190,334
Other income	37,170	35,085	22,605
	2,573,111	823,535	1,100,952
EXPENSES
Net incurred losses and loss adjustment expenses	872,575	454,025	193,551
Life and annuity policy benefits	91	1,003	4,015
Acquisition costs	305,951	192,790	96,906
General and administrative expenses	473,086	407,375	435,985
Interest expense	52,541	26,217	28,102
Net foreign exchange (gains) losses	(7,879)	2,668	17,537
Loss on sale of subsidiary	—	—	16,349
	1,696,365	1,084,078	792,445
EARNINGS (LOSS) BEFORE INCOME TAXES	876,746	(260,543)	308,507
Income tax benefit (expense)	(4,437)	6,124	6,395
Earnings from equity method investments	55,910	42,147	5,904
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	928,219	(212,272)	320,806
Net earnings from discontinued operations, net of income taxes	—	—	10,993
NET EARNINGS (LOSS)	928,219	(212,272)	331,799
Net loss (earnings) attributable to noncontrolling interest	9,870	62,051	(20,341)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	938,089	(150,221)	311,458
Dividends on preferred shares	(35,914)	(12,133)	—
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$902,175	$(162,354)	$311,458

Earnings per ordinary share attributable to Enstar Group Limited:
Basic:
Net earnings (loss) from continuing operations	$42.00	$(7.84)	$15.50
Net earnings from discontinued operations, net of income taxes	—	—	0.56
Net earnings (loss) per ordinary share	$42.00	$(7.84)	$16.06
Diluted:
Net earnings (loss) from continuing operations	$41.43	$(7.84)	$15.39
Net earnings from discontinued operations, net of income taxes	—	—	0.56
Net earnings (loss) per ordinary share	$41.43	$(7.84)	$15.95
Weighted average ordinary shares outstanding:
Basic	21,482,617	20,698,310	19,388,621
Diluted	21,775,066	20,904,176	19,527,591
See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	(expressed in thousands of U.S. dollars)
NET EARNINGS (LOSS)	$928,219	$(212,272)	$331,799

Other comprehensive income (loss), net of income taxes:
Unrealized holding gains (losses) on fixed income investments arising during the year	2,896	(2,284)	4,776
Reclassification adjustment for net realized gains (losses) included in net earnings	(3,894)	63	(491)
Unrealized gains (losses) arising during the year, net of reclassification adjustment	(998)	(2,221)	4,285
Change in currency translation adjustment	(2,428)	(202)	9,423
Reclassification to earnings on disposal of subsidiary	—	—	20,751
Total cumulative translation adjustment	(2,428)	(202)	30,174
Decrease in defined benefit pension liability	42	2,156	1,501
Total other comprehensive gain (loss)	(3,384)	(267)	35,960

Comprehensive income (loss)	924,835	(212,539)	367,759
Comprehensive loss (income) attributable to noncontrolling interest	9,985	62,291	(22,285)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$934,820	$(150,248)	$345,474
See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	(expressed in thousands of U.S. dollars)
Share Capital — Voting Ordinary Shares
Balance, beginning of year	$17,950	$16,402	$16,175
Issue of shares	52	1,548	35
Conversion of Series C Non-Voting Convertible Ordinary Shares	—	—	192
Balance, end of year	$18,002	$17,950	$16,402
Share Capital — Non-Voting Convertible Ordinary Series C Shares
Balance, beginning of year	$2,600	$2,600	$2,792
Conversion to Voting Ordinary Shares	—	—	(192)
Balance, end of year	$2,600	$2,600	$2,600
Share Capital — Non-Voting Convertible Ordinary Series E Shares
Balance, beginning of year	$910	$405	$405
Issue of shares	—	505	—
Balance, end of year	$910	$910	$405
Share Capital - Series C Convertible Participating Non-Voting Preferred Shares
Balance, beginning and end of year	$389	$389	$389
Share Capital - Series D Preferred Shares
Balance, beginning of year	$400,000	$—	$—
Issue of shares	—	400,000	—
Balance, end of year	$400,000	$400,000	$—
Share Capital - Series E Preferred Shares
Balance, beginning of year	$110,000	$—	$—
Issue of shares	—	110,000	—
Balance, end of year	$110,000	$110,000	$—
Treasury Shares (Series C Preferred Shares)
Balance, beginning and end of year	$(421,559)	$(421,559)	$(421,559)
Additional Paid-in Capital
Balance, beginning of year	$1,804,664	$1,395,067	$1,380,109
Issue of voting ordinary shares	583	413,141	450
Issuance costs of preferred shares	—	(14,643)	—
Amortization of share-based compensation	31,531	11,099	14,508
Balance, end of year	$1,836,778	$1,804,664	$1,395,067
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	$10,440	$10,468	$(23,549)
Cumulative translation adjustment
Balance, beginning of year	10,986	11,171	(18,993)
Change in currency translation adjustment	(2,438)	(185)	9,413
Reclassification to earnings on disposal of subsidiary	—	—	20,751
Balance, end of year	8,548	10,986	11,171
Defined benefit pension liability
Balance, beginning of year	(987)	(3,143)	(4,644)
Change in defined benefit pension liability	42	2,156	1,501
Balance, end of year	(945)	(987)	(3,143)
Unrealized gains (losses) on investments
Balance, beginning of year	441	2,440	88
Change in unrealized gains (losses) on investments	(873)	(1,999)	2,352
Balance, end of year	(432)	441	2,440
Balance, end of year	$7,171	$10,440	$10,468
Retained Earnings
Balance, beginning of year	$1,976,539	$2,132,912	$1,847,550
Net earnings (loss) attributable to Enstar Group Limited ordinary shareholders	928,219	(212,272)	331,799
Net loss (earnings) attributable to noncontrolling interest	9,870	62,051	(20,341)
Dividends on preferred shares	(35,914)	(12,133)	—
Change in redemption value of redeemable noncontrolling interests	9,178	7,554	(30,978)
Cumulative effect of change in accounting principle	—	(1,573)	4,882
Balance, end of year	$2,887,892	$1,976,539	$2,132,912
Noncontrolling Interest (excludes redeemable noncontrolling interests)
Balance, beginning of year	$12,056	$9,264	$8,520
Purchase of noncontrolling shareholders' interest in subsidiaries	(47)	—	—
Contribution of capital	—	49	22
Net earnings attributable to noncontrolling interest	2,159	2,743	722
Balance, end of year	$14,168	$12,056	$9,264

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings (loss)	$928,219	$(212,272)	$331,799
Net earnings from discontinued operations, net of income taxes	—	—	(10,993)
Adjustments to reconcile net earnings to cash flows used in operating activities:
Realized losses (gains) on sale of investments	(96,328)	27,633	(1,668)
Unrealized losses (gains) on investments	(935,023)	385,251	(188,666)
Depreciation and other amortization	35,583	33,295	36,115
Earnings from equity method investments	(55,910)	(42,147)	(5,904)
Sales and maturities of trading securities	5,829,277	4,802,224	6,111,607
Purchases of trading securities	(4,591,459)	(5,592,311)	(7,544,649)
Net loss on sale of subsidiary	—	—	16,349
Other non-cash items	33,857	11,857	41,087
Changes in:
Reinsurance balances recoverable on paid and unpaid losses	(350,243)	(268,039)	(530,857)
Funds held by reinsured companies	(87,468)	(126,897)	(93,310)
Losses and loss adjustment expenses	1,021,175	960,199	1,363,032
Defendant asbestos and environmental liabilities	(18,142)	(15,844)	(14,857)
Policy benefits for life and annuity contracts	(103,080)	(6,776)	(3,314)
Insurance and reinsurance balances payable	(15,227)	151,918	(157,741)
Unearned premiums	(95,843)	173,725	34,854
Premiums receivable	210,493	(212,423)	(19,026)
Other operating assets and liabilities	53,635	(229,465)	293,035
Net cash flows provided by (used in) operating activities	1,763,516	(160,072)	(343,107)
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	$172,482	$(245,151)	$(4,185)
Sale of subsidiary, net of cash sold	—	—	126,611
Sales and maturities of available-for-sale securities	344,325	58,219	86,359
Purchase of available-for-sale securities	(2,212,204)	(10,386)	(14,848)
Purchase of other investments	(796,918)	(901,071)	(109,885)
Proceeds from other investments	582,662	436,396	232,827
Purchase of equity method investments	(69,213)	(155,440)	—
Other investing activities	(4,671)	(8,321)	(23,617)
Net cash flows provided by (used in) investing activities	(1,983,537)	(825,754)	293,262
FINANCING ACTIVITIES:
Net proceeds from the issuance of preferred shares	$—	$495,357	$—
Dividends on preferred shares	(35,914)	(12,133)	—
Contribution by noncontrolling interest	—	49	22
Contribution by redeemable noncontrolling interest	13,127	55,377	—
Dividends paid to noncontrolling interest	(11,556)	(3,852)	(27,458)
Purchase of noncontrolling interest in subsidiaries	(47)	—	—
Receipt of loans	1,070,502	1,132,507	874,100
Repayment of loans	(742,574)	(914,319)	(912,140)
Net cash flows provided by (used in) financing activities	293,538	752,986	(65,476)
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(324)	2,588	9,512
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	73,193	(230,252)	(105,809)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	982,584	1,212,836	1,318,645
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$1,055,777	$982,584	$1,212,836

Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$5,012	$17,610	$13,192
Interest paid	$49,457	$25,240	$21,487

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$703,085	$602,096	$955,150
Restricted cash and cash equivalents	352,692	380,488	257,686
Cash, cash equivalents and restricted cash	$1,055,777	$982,584	$1,212,836

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, 2018 and 2017

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
Our business is organized into three segments:

(i)
Non-life Run-off: This segment comprises the operations of our subsidiaries that are running off their property and casualty and other non-life business. It also includes our management business, which manages the run-off portfolios of third parties through our service companies;

(ii)
Atrium: Atrium Underwriters Ltd. is a managing general agent at Lloyd’s of London ("Lloyd's"), which manages Syndicate 609. Through a corporate capital vehicle, Atrium 5 Ltd., we provide 25% of the syndicate’s underwriting capacity and capital (with the balance provided by traditional Lloyd’s Names). Atrium specializes in a wide range of industry classes, including marine, aviation and transit, property and casualty binding authorities, reinsurance, accident and health and non-marine direct and facultative; and

(iii)
StarStone: StarStone is a global specialty insurer that underwrites a diverse range of property, casualty and specialty insurance through its operations in Bermuda, the United States, the United Kingdom, and Continental Europe. Certain business of StarStone placed into run-off at the time of our acquisition of StarStone is recorded in our Non-life Run-off segment.

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
In addition to our three reportable segments, our other activities, which do not qualify as a reportable segment, include our corporate expenses, debt servicing costs, holding company income and expenses, foreign exchange and other miscellaneous items.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Preparation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The consolidated financial statements include our assets, liabilities and results of operations as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017. Results of operations for acquired subsidiaries are included from the date of acquisition. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ materially from our estimates. Accounting policies that we believe are most dependent on assumptions and estimates are considered to be our critical accounting policies and are related to the determination of:

•	liability for losses and loss adjustment expenses ("LAE");

•	reinsurance balances recoverable on paid and unpaid losses;

•	defendant asbestos and environmental liabilities and related insurance balances recoverable;

•	valuation allowances on reinsurance balances recoverable and deferred tax assets;

•	impairment charges, including other-than-temporary impairments on investment securities classified as available-for-sale, and impairments on goodwill, intangible assets and deferred charge assets;

•	gross and net premiums written and net premiums earned;

•	fair value measurements of investments;

•	fair value estimates associated with accounting for acquisitions;

•	fair value estimates associated with loss portfolio transfer reinsurance agreements for which we have elected the fair value option; and

•	redeemable noncontrolling interests.
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
Premiums receivable
Premiums receivable represent amounts currently due and amounts not yet due on insurance and reinsurance policies. Premiums for insurance policies and loss portfolio transfer reinsurance agreements are generally due at inception. Premiums for other reinsurance policies generally become due over the period of coverage based on the

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

policy terms. We monitor the credit risk associated with premiums receivable, taking into consideration the impact of our contractual right to offset loss obligations or unearned premiums against premiums receivable. Amounts deemed uncollectible are charged to net earnings based on an expected loss approach. Changes in the estimates of premiums written will result in an adjustment to premiums receivable in the period they are determined.
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
A premium deficiency occurs if the sum of anticipated losses and loss adjustment expenses exceed unearned premiums, deferred acquisition costs and anticipated investment income. A premium deficiency is initially recognized by charging any deferred acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds the deferred acquisition costs then a liability is accrued for the excess deficiency.
(c) Losses and LAE
Non-life Run-off
The liability for losses and LAE in the Non-life Run-off segment includes an amount determined from reported claims and an amount, based on historical loss experience and industry statistics, for losses incurred but not reported ("IBNR") determined using a variety of actuarial methods. These estimates are continually reviewed and are necessarily subject to the impact of future changes in factors such as claim severity and frequency, changes in economic conditions including the impact of inflation, legal and judicial developments, and medical cost trends. Our estimates, at inception and on an ongoing basis, do not include an estimate for potential future commutations and policy buybacks. Commutations and policy buybacks are often unique, and each commutation or policy buyback is separately negotiated. Therefore, the successful execution of one commutation or policy buyback does not necessarily impact the likelihood of other commutations or policy buybacks occurring in the future. We therefore exclude the impact of potential future commutations and policy buybacks in determining the liability for losses and LAE. While we believe that the liability for losses and LAE is adequate, the ultimate amount may be in excess of, or less than, the amounts provided. Adjustments will be reflected as part of the net increase or reduction in losses and LAE liabilities in the periods in which they become known. Premium and commission adjustments may be triggered by incurred losses, and any amounts are recorded in the same period that the related incurred loss is recognized.
Commutations of acquired companies’ exposures have the effect of accelerating the payout of claims compared to the probability-weighted ranges of actuarially projected cash flows that we applied when estimating the fair values of assets and liabilities at the time of acquisition. Commutations and policy buybacks provide an opportunity for us to exit exposures to certain policies and insureds generally at a discount to our estimate of the ultimate liability and provide us with the ability to eliminate exposure to further losses. Commutations and policy buybacks can be beneficial to us as they legally extinguish liabilities in full, reduce the potential for future adverse loss development, and reduce future claims handling costs. Any material acceleration of payout together with the impact of any material loss reserve savings in any period will also accelerate the amortization of fair value adjustments and deferred charge assets in that period. Commutations are only executed directly with insureds or reinsureds and any gains realized or losses incurred on the settlement of losses and LAE liabilities through commutations or policy buybacks are recognized upon the execution of a commutation or policy buyback with the insured or reinsured. Our estimate of the liability for losses and LAE does not consider historical commutations and policy buybacks and also does not include an estimate for potential future commutations and policy buybacks.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our insurance and reinsurance subsidiaries also establish provisions for LAE relating to run-off costs for the estimated duration of the run-off, which are included in the liability for losses and LAE. These provisions are assessed at each reporting date, and provisions relating to future periods are adjusted to reflect any changes in estimates of the periodic run-off costs or the duration of the run-off, including the impact of any acceleration of the run-off period that may be caused by commutations. Provisions relating to the current period together with any adjustment to future run-off provisions are included in net incurred losses and LAE in the consolidated statements of earnings.
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

•
Increase (reduction) in estimates of net ultimate losses: the total of net losses paid, net change in case and LAE reserves and the net change in IBNR. This includes the net impact of commutations and policy buybacks on the liability for losses and LAE reserves and reinsurance recoveries.

•	Increase (reduction) in provisions for unallocated LAE: the net change in our provision for unallocated LAE.

•
Amortization of deferred charge assets: the amortization of the deferred charge assets associated with assumed retroactive reinsurance contracts, where the estimated ultimate losses assumed at the inception of the contracts is greater than the premium consideration received.

•
Amortization of fair value adjustments: the amortization of the fair value adjustments associated with acquired companies, where the assumed losses and LAE reserves and the acquired reinsurance recoveries are fair valued on acquisition.

•
Changes in fair value - fair value option: the changes in the fair value for reinsurance agreements where we have elected the fair value option. The change in fair value component includes the changes in the discounted cash flows and risk margin. The underlying net losses paid, net change in case and LAE reserves and the net change in IBNR reserves relating to these reinsurance agreements for which we have elected the fair value option are included within the appropriate line items described above.

•
Net incurred losses and LAE: the total of increase (reduction) in estimates of net ultimate losses, increase (reduction) in provisions for unallocated LAE, amortization of deferred charge assets, amortization of fair value adjustments and changes in fair value - fair value option.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d) Defendant Asbestos and Environmental Liabilities
We acquired DCo on December 30, 2016, and Morse TEC on October 30, 2019, as described in Note 3 - "Acquisitions". DCo and Morse TEC hold liabilities associated with personal injury asbestos claims and environmental claims arising from their legacy manufacturing operations. DCo and Morse TEC continue to process asbestos personal injury claims.
Defendant asbestos and environmental liabilities on our consolidated balance sheets include amounts for indemnity and defense costs for pending and future claims, determined using standard actuarial techniques for asbestos-related exposures. Defendant asbestos and environmental liabilities also include amounts for environmental liabilities associated with DCo's and Morse TEC's properties.
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
(f) Insurance Balances Recoverable
Amounts billed to and due from insurers providing coverage for our defendant asbestos liabilities are calculated in accordance with the terms of the individual insurance contracts.
The insurance balances recoverable related to our defendant asbestos liabilities are presented net of a provision for uncollectible amounts, reflecting the amount deemed not collectible primarily due to credit quality and contractual disputes with insurers over coverage issues.
(g) Investments, Cash and Cash Equivalents
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other-Than-Temporary Impairments
Fixed maturity investments classified as available-for-sale are reviewed quarterly to determine if they have sustained an impairment of value that is, based on our judgment, considered to be other than temporary. The process includes reviewing each fixed maturity investment whose fair value is below amortized cost and: (1) determining if we have the intent to sell the fixed maturity investment; (2) determining if it is more likely than not that we will be required to sell the fixed maturity investment before its anticipated recovery; and (3) assessing whether a credit loss exists, that is, whether we expect that the present value of the cash flows expected to be collected from the fixed maturity investment is less than the amortized cost basis of the investment.
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
Equities
We hold investments in publicly traded equities and exchange-traded funds as well as in privately held equities. Our equity investments are carried at fair value with realized and unrealized holding gains and losses included in net earnings and reported as net realized and unrealized gains and losses.
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
Equity method investments
Investments in which the Company has significant influence over the operating and financial policies of the investee are classified as equity method investments and are accounted for using the equity method of accounting. In applying the equity method of accounting, investments are initially recorded at cost and are subsequently adjusted based on the Company's proportionate share of net income or loss of the investee, net of any distributions received from the investee. Adjustments are based on the most recently available financial information from the investee. Changes in the carrying value of such investments are recorded in our consolidated statements of earnings as earnings (losses) from equity method investments. Any decline in the value of our equity method investments considered by management to be other-than-temporary is reflected in our consolidated statements of earnings in the period in which it is determined.
Cash and cash equivalents
Cash equivalents includes money market funds, fixed interest deposits and all highly liquid debt instruments purchased with an original maturity of three months or less.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h) Funds Held
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
(i) Fees and Commission Income
Fees and commission income primarily includes profit commissions earned from managed Lloyd's syndicates as well as fees earned under fronting and consulting arrangements with third-party clients, which are recorded on an accrual basis.
(j) Foreign Exchange
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
Other foreign currency assets and liabilities that are considered monetary items are translated at exchange rates in effect at the balance sheet date. Foreign currency revenues and expenses are translated either at transaction date exchange rates or using an appropriately weighted average exchange rate for the reporting period. These exchange gains and losses are recognized in net earnings.
(k) Share-based Compensation
We primarily use three types of share-based compensation arrangements: (i) restricted shares, restricted share units and performance share units, (ii) cash-settled stock appreciation rights ("SARs") and (iii) shares issued under our employee share purchase plans. With the exception of SARs and the incentive plan awards issued to certain employees of Atrium and StarStone, our share-based compensation awards qualify for equity classification. The fair value of the compensation cost is measured at the grant date and is expensed over the service period of the award. The SARs, the Atrium and StarStone incentive plan awards are classified as liability awards. Liability classified awards are recorded at fair value within other liabilities in the consolidated balance sheet with changes in fair value relating to the vested portion of the award recorded within general and administrative expenses in the consolidated statements of earnings.
(l) Derivative Instruments
We utilize derivative instruments in our foreign currency and interest rate risk management strategies and recognize all derivatives as either assets or liabilities in the consolidated balance sheets and carry them at the fair value of the specific instrument utilized. Changes in the fair value as well as realized gains or losses on derivative instruments are recognized in net earnings if they are not designated as qualifying hedging instruments or if the criteria for establishing a perfectly effective designated hedging relationship for our net investment hedges has not been met. However, if a designated net investment hedge is deemed to be perfectly effective, then we recognize the changes in the fair value of the underlying hedging instrument in accumulated other comprehensive income (loss) until the application of hedge accounting is discontinued. Any cumulative gains or losses arising on designated net investment hedges are deferred in accumulated other comprehensive income (loss) until the cumulative translation adjustment ("CTA") from the underlying hedged net investment is recognized in net earnings due to a disposal, deconsolidation or substantial liquidation.
Certain of our funds held arrangements also contain embedded derivatives as described above, which are carried at fair value. In addition, we also hold equity call options carried at fair value, as part of our investment strategy.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(m) Income Taxes
Certain of our subsidiaries and branches operate in jurisdictions where they are subject to taxation. Current and deferred tax expense or benefit is allocated to net earnings (loss), or, in certain cases, to discontinued operations or other comprehensive income (loss). Current tax is recognized and measured upon enacted tax laws and rates applicable in the relevant jurisdiction in the period in which the income tax becomes accruable or realizable. Deferred taxes are provided for temporary differences between the carrying amount of assets and liabilities used in the financial statements and the tax basis used in the various jurisdictional tax returns. When our assessment indicates that all or some portion of deferred tax assets will not be realized, a valuation allowance is recorded against the deferred tax assets to reduce the assets to the amount more likely than not to be realized.
We recognize the benefit relating to tax positions only where the position is more likely than not to be sustained assuming examination by tax authorities. A recognized tax benefit is measured as the largest amount that is greater than 50 percent likely of being realized upon settlement. A liability or other adjustment is recognized for any tax benefit (along with any interest and penalty, if applicable) claimed in a tax return in excess of the amount allowed to be recognized in the financial statements under U.S. GAAP. Any changes in amounts recognized are recorded in the period in which they are determined.
(n) Earnings Per Share
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
(o) Acquisitions, Goodwill and Intangible Assets
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
The key assumptions used by us and, we believe, by other run-off market participants in the valuation of acquired companies are (i) the projected payout, timing and amount of claims liabilities; (ii) the related projected timing and amount of reinsurance collections; (iii) an appropriate discount rate, which is applied to determine the present value of the future cash flows; (iv) the estimated unallocated LAE to be incurred over the life of the run-off; (v) the impact of any accelerated run-off strategy; and (vi) an appropriate risk margin.
The difference between the nominal carrying values of the acquired reinsurance liabilities and assets as of the acquisition date and their fair value is recorded as a fair value adjustment ("FVA") on the consolidated balance sheet. The FVA is amortized over the estimated payout period of the acquired outstanding losses and LAE and reinsurance balances recoverable. To the extent the actual payout experience after the acquisition is materially faster or slower than anticipated at the time of the acquisition as a result of (i) our active claims management strategies, which include commutations and policy buybacks, (ii) an adjustment to the estimated ultimate loss reserves, (iii) changes in bad debt provisions, or (iv) changes in estimates of future run-off costs following accelerated payouts, then the amortization of the FVA is adjusted to reflect such changes.
The difference between the fair value of net assets acquired and the purchase price is recorded as goodwill and included as an asset on the consolidated balance sheet or as a gain from bargain purchase in the consolidated statements of earnings. Goodwill is established initially upon acquisition and assessed at least annually for impairment. If the goodwill asset is determined to be impaired it is written down in the period in which the determination is made.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets represent both the definite-lived and indefinite-lived intangible assets arising from the acquisitions of Atrium and StarStone. Definite-lived intangible assets are amortized over their useful lives with the amortization expense being recognized in the consolidated statements of earnings. Indefinite-lived intangible assets are not subject to amortization. The carrying values of intangible assets are reviewed for indicators of impairment at least annually. Impairment is recognized if the carrying values of the definite-lived intangible assets are not recoverable from their undiscounted cash flows and is measured as the amount by which the carrying value exceeds the fair value. Similarly, for indefinite-lived intangible assets, if the carrying value of the asset exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess.
(p) Retroactive Reinsurance
Retroactive reinsurance policies provide indemnification for losses and LAE with respect to past loss events. In our Non-life Run-off segment we use the balance sheet accounting approach for assumed loss portfolio transfers, whereby at the inception of the contract there are no premiums or losses recorded in earnings.
Deferred Charge Assets
If, at the inception of a Non-life Run-off retroactive reinsurance contract, the estimated undiscounted ultimate losses payable are in excess of the premiums received, a deferred charge asset is recorded for the excess. The premium consideration that we charge the ceding companies may be lower than the undiscounted estimated ultimate losses payable due to the time value of money. After receiving the premium consideration in full from our cedents at the inception of the contract, we invest the premium received over an extended period of time, thereby generating investment income. We expect to generate profits from these retroactive reinsurance policies when taking into account the premium received and expected investment income, less contractual obligations and expenses. Deferred charge assets, recorded in other assets, are amortized over the estimated claim payment period of the related contract with the periodic amortization reflected in earnings as a component of losses and LAE. The amortization of deferred charge assets is adjusted at each reporting period to reflect new estimates of the amount and timing of remaining loss ad LAE payments. Changes in the estimated amount and the timing of payments of unpaid losses may have an effect on the unamortized deferred charge assets and the amount of periodic amortization. When liabilities for losses and LAE are extinguished through commutations and policy buybacks, they are removed from our estimates for the remaining loss and LAE payments, and this will generally result in an acceleration of the amortization of the deferred charge assets. Deferred charge assets are assessed at each reporting period for impairment and if the asset is determined to be impaired, then it is written down in the period in which the determination is made.
Fair Value Option
In our Non-life Run-off segment, we have elected to apply the fair value option for certain loss portfolio transfer reinsurance transactions. This is an irrevocable election that applies to all balances under the insurance contract, including funds held assets, reinsurance balances recoverable on paid and unpaid losses, and the liability for losses and loss adjustment expenses.
We use an internal model to calculate the fair value of the liability for losses and loss adjustment expenses and the reinsurance balances recoverable on paid and unpaid losses. Note 12 - "Fair Value Measurements" describes the internal model, including the observable and unobservable inputs used in the model.
(q) Redeemable Noncontrolling Interest
In connection with the acquisitions of Arden, Atrium and StarStone, certain subsidiaries issued shares to noncontrolling interests. These shares provide certain redemption rights to the holders, which may be settled in our own shares or cash or a combination of cash and shares, at our option. Redeemable noncontrolling interests with redemption features that are not solely within our control are classified within temporary equity in the consolidated balance sheets and carried at their redemption value, which is fair value. Change in the fair value is recognized through retained earnings as if the balance sheet date were also the redemption date.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
(s) Held-for-sale Business and Discontinued Operations
We report a business as held-for-sale when certain criteria are met, which include (1) management has either approved the sale or is in the process of obtaining approval to sell the business and is committed to a formal plan to sell the business, (2) the business is available for immediate sale in its present condition, (3) the business is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (4) the sale is anticipated to occur within the next 12 months, among other specified criteria. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less costs to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Assets and liabilities related to the businesses classified as held-for-sale are separately reported in our Consolidated Balance Sheets beginning in the period in which the business is classified as held-for-sale. Refer to Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" for further information regarding our held-for-sale business.
Disposals that represent strategic shifts that have or will have a major effect on our operations and financial results are reported as discontinued operations.
New Accounting Standards Adopted in 2019
Accounting Standards Update ("ASU") 2019-07 - Codification Updates to SEC Sections
In July 2019, the Financial Accounting Standards Board (the "FASB") issued ASU 2019-07 in response to the Securities and Exchange Commission's ("SEC's") disclosure update and simplification initiative. The ASU clarifies or improves the disclosure and presentation requirements of a variety of Codification Topics by aligning them with the SEC’s regulations, thereby eliminating redundancies and making the Codification easier to apply. The adoption of the disclosure and presentation amendments included in this ASU and which are to be applied prospectively, did not have a material impact on our consolidated financial statements and disclosures.
ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurements
In August 2018, the FASB issued ASU 2018-13, which amended the fair value measurement guidance in Accounting Standards Codification ("ASC") 820 - Fair Value Measurement, by removing and modifying certain existing disclosure requirements, while also adding some new disclosure requirements. We adopted the new standard as of December 31, 2019 however these new or modified disclosures did not have a material impact on the fair value measurement disclosures included in our consolidated financial statements.
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
ASUs 2016-02, 2018-10, 2018-11 and 2019-01, Leases
In February 2016, the FASB issued ASU 2016-02, which is codified in ASC 842 - Leases, amending the guidance on the classification, measurement and disclosure of leases for both lessors and lessees. The ASU requires lessees to recognize a right-of-use asset and an offsetting lease liability on the balance sheet and to disclose qualitative and quantitative information about leasing arrangements. Subsequently, in July 2018, the FASB issued ASU 2018-10, which clarifies how to apply certain aspects of ASC 842. The amendments in the ASU address a number of issues in the new

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leases guidance, including (1) the rate implicit in the lease, (2) impairment of the net investment in the lease, (3) lessee reassessment of lease classification, (4) lessor reassessment of lease term and purchase options, (5) variable payments that depend on an index or rate, and (6) certain transition adjustments.
In July 2018, the FASB also issued ASU 2018-11, which adds a transition option for all entities and a practical expedient only for lessors, to ASU 2016-02. The transition option, which we elected on adoption of the guidance, allows entities not to apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. Under the transition option, entities can instead opt to continue to apply the legacy guidance in ASC 840 - Leases, including its disclosure requirements, in the comparative periods presented in the year they adopt the new leases standard. This means that entities that elect this option will only provide annual disclosures for the comparative periods because ASC 840 does not require interim disclosures. Entities that elect this transition option are still required to adopt the new leases standard using the modified retrospective transition method, but they will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The practical expedient provides lessors with an option to not separate the non-lease components from the associated lease components when certain criteria are met and requires them to account for the combined component in accordance with the revenue recognition standard in ASC 606 if the associated non-lease components are the predominant components.
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
We adopted ASU 2016-02 and the related amendments on January 1, 2019 using the modified retrospective transition method as required by the standard and recognized a right-of-use asset and an associated lease liability of $51.6 million on our consolidated balance sheet, relating primarily to office space and facilities that we have leased to conduct our business operations. Refer to Note 23 - "Commitments and Contingencies" for further details.
Recently Issued Accounting Pronouncements Not Yet Adopted
ASU 2020-01 - Clarifying the Interactions between ASC 321, ASC 323 and ASC 815
In January 2020, the FASB issued ASU 2020-01 to clarify the interaction of the accounting for equity securities under ASC 321 and investments accounted for under the equity method of accounting in ASC 323 and the accounting for certain forward contracts and purchased options accounted for under ASC 815. With respect to the interactions between ASC 321 and ASC 323, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting when applying the measurement alternative in ASC 321, immediately before applying or upon discontinuing the equity method of accounting. With respect to forward contracts or purchased options to purchase securities, the amendments clarify that when applying the guidance in ASC 815-10-15-141(a), an entity should not consider whether upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in ASC 323 or the fair value option in accordance with ASC 825. The ASU is effective for interim and annual reporting periods beginning after December 15, 2020, although early adoption is permitted, including adoption in any interim period. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and disclosures.
ASU 2019-12 - Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12 which removes certain exceptions for (1) recognizing deferred taxes for investments, (2) performing intraperiod tax allocation, and (3) calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating income taxes to a legal entity that is not subject to income taxes. The ASU is effective for interim and annual reporting periods beginning after December 15, 2020, although early adoption is permitted, including adoption in any interim period. We are currently assessing the impact of adopting this guidance however we do not expect that the adoption will have a material impact on our consolidated financial statements and disclosures.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASUs 2016-13, 2018-19, 2019-04, 2019-05, 2019-10 and 2019-11, Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, which is codified in ASC 326, amending the guidance on the impairment of financial instruments and significantly changing how entities measure credit losses for most financial assets and certain other financial instruments including reinsurance balances recoverable on paid and unpaid losses that are not measured at fair value through net income. The ASU will replace the existing “incurred loss” approach, with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for available-for-sale ("AFS") debt securities rather than reduce the carrying amount under the existing OTTI model. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans.
In November 2018, the FASB then issued ASU 2018-19 covering targeted improvements to ASU 2016-13, which clarifies that receivables arising from operating leases are not within the scope of ASC 326-20 and that instead, the impairment of such receivables should be accounted for in accordance with ASC 842 - Leases.
In April 2019, the FASB also issued ASU 2019-04, which amends (1) ASU 2016-13 as codified in ASC 326, (2) ASU 2017-12 on hedging activities as codified in ASC 815, and (3) ASU 2016-01 on recognizing and measuring financial instruments as codified in ASC 825-10. Specifically with respect to ASC 326, the amendments in ASU 2019-04 clarify the scope of the credit losses standard and address issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments.
In May 2019, the FASB then issued ASU 2019-05, which amends ASU 2016-13 to provide entities with an option to irrevocably elect the fair value option for certain financial assets previously measured on an amortized cost basis. Entities that avail themselves of this transition relief will have the option to irrevocably elect the fair value option in ASC 825-10 on an instrument-by-instrument basis for eligible instruments, upon the adoption of ASC 326. The fair value option election, however, does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently apply the guidance in ASC 820-10 and ASC 825-10 to the eligible instruments for which it has elected the fair value option.
In November 2019, the FASB also issued ASU 2019-10 deferring the effective dates for ASU 2016-13; ASU 2017-12 and ASU 2016-02 for non-public business entities. With respect to ASU 2016-13, this deferral was also extended to entities that meet the smaller reporting company eligibility criteria.
Finally, in November 2019, the FASB issued ASU 2019-11 which clarified the following specific issues related to the amendments in ASU 2016-13: (1) the treatment for expected recoveries for purchased financial assets with credit deterioration or PCD assets, (2) application of the transition relief provided for troubled debt restructuring ("TDRs"), (3) disclosures related to accrued interest receivables, and (4) the application of the practical expedient related to financial assets secured by collateral maintenance provisions.
We adopted ASU 2016-13 and all the related amendments on January 1, 2020 using the modified retrospective approach and recorded a cumulative effect adjustment of approximately $1.6 million to increase opening retained earnings with respect to our financial instruments carried at amortized cost, which primarily relate to our reinsurance balances recoverable. As disclosed in Note 8 - Reinsurance Balances Recoverable on Paids and Unpaid Losses, we already carry significant specific provisions for bad debts amounting to $147.6 million on our reinsurance balances recoverable, relating primarily to our Non-life Run-off segment. Therefore, the adoption of ASU 2016-13 and the related amendments did not have a material quantitative impact on the overall credit allowance established against our reinsurance balances recoverable. As a result of adopting ASU 2016-13 and the related amendments, we also recorded a credit allowance of approximately $3.1 million related to our AFS debt securities whose fair values were less than their amortized cost basis.
In addition to the estimated quantitative impact of adopting ASU 2016-13 and the related amendments, as illustrated above, the guidance will also require us to amend and in certain cases, significantly enhance the qualitative disclosures included in our consolidated financial statements around the following specific items: (1) the credit risk inherent within our portfolios of financial assets and how we monitor credit quality, (2) how we determine the estimation of expected credit losses, (3) changes in the estimate of expected credit losses that have occurred during each reporting period, and (4) providing a roll-forward analysis of our allowance for credit losses.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. ACQUISITIONS
2019
Morse TEC
Overview
On October 30, 2019, we completed the acquisition of Morse TEC LLC ("Morse TEC") through our subsidiary, Enstar Holdings (US) LLC for $nil purchase price. Morse TEC holds approximately $0.7 billion in liabilities associated with personal injury asbestos claims and environmental claims arising from BorgWarner's legacy manufacturing operations. We applied the acquisition method to account for the Morse TEC transaction as required by ASC 805 - Business Combinations, with no goodwill or gain from bargain purchase being recorded on the acquisition. In addition, no intangible assets were identified for recognition on the acquisition.
Fair Value of Net Assets Acquired and Liabilities Assumed
The following table summarizes the fair values of the assets acquired and liabilities assumed in the Morse TEC transaction at the acquisition date, which have all been allocated to the Non-life Run-off segment.

ASSETS
Cash and cash equivalents	$171,412
Deferred tax assets	140,000
Other assets - insurance balances receivable	371,116
TOTAL ASSETS	682,528
LIABILITIES
Defendant asbestos and environmental liabilities	662,507
Other liabilities	20,021
TOTAL LIABILITIES	$682,528
NET ASSETS ACQUIRED AT FAIR VALUE	—

Morse TEC's Results Included in the Consolidated Statement of Earnings
The table below summarizes the results of the Morse TEC operations, which are included in our consolidated statement of earnings from the acquisition date to December 31, 2019:

Net investment income	$488
General and administrative expenses	(1,459)
Other expenses	(1,512)
Net loss	$(2,483)

Supplemental Pro Forma Financial Information
The following unaudited pro forma condensed combined statement of earnings for the years ended December 31, 2019 and 2018 combines our historical consolidated statements of earnings with those of Morse TEC, giving effect to the business combination transaction as if it had occurred on January 1, 2019 and 2018, respectively. The unaudited pro forma financial information presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition of Morse TEC had taken place at the beginning of each period presented, nor is it indicative of future results.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2019	Enstar Group Limited	Morse TEC	Pro Forma Adjustments	Enstar Group Limited - Pro forma
Total income	$2,629,021	$76,480	$(488)	$2,705,013
Total expenses	(1,700,802)	(8,918)	1,459	(1,708,261)
Total noncontrolling interest	9,870	—	—	9,870
Net earnings (loss) attributable to Enstar Group Limited	$938,089	$67,562	$971	$1,006,622

The following table summarizes the pro-forma adjustments in the table above:

Income
(a) Total income for the period subsequent to the acquisition of Morse TEC already included within Enstar's full year results	$(488)

Expenses
(a) Total expenses for the period subsequent to the acquisition of Morse TEC already included within Enstar's full year results	$1,459

2018	Enstar Group Limited	Morse TEC	Enstar Group Limited - Pro forma
Total income	$865,682	$42,766	$908,448
Total expenses	(1,077,954)	(30,187)	(1,108,141)
Total noncontrolling interest	62,051	—	62,051
Net earnings (loss) attributable to Enstar Group Limited	$(150,221)	$12,579	$(137,642)

2018
Maiden Re North America
Overview
On December 27, 2018, we completed the acquisition of Maiden Reinsurance North America, Inc. (“Maiden Re North America”) from a subsidiary of Maiden Holdings, Ltd. ("Maiden Holdings"). Maiden Re North America is an insurance company domiciled in Missouri that provides property and casualty treaty reinsurance, casualty facultative reinsurance and accident and health treaty reinsurance.  As part of the transaction, we also novated and assumed certain reinsurance agreements from Maiden Holdings' Bermuda reinsurer, including certain reinsurance agreements with Maiden Re North America. Refer to Note 4 - "Significant New Business" for additional information relating to these reinsurance agreements. We have operated the business in run-off since we acquired it.
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
Adjustment for the Fair Value of Preexisting Relationships
Enstar had contractual preexisting relationships with Maiden Re North America, which were deemed to be effectively settled at fair value on the acquisition date. The differences between the carrying value and the fair value of the preexisting relationships was included as part of the purchase price in accordance with ASC 805 - Business Combinations. The fair value of the balances relating to preexisting reinsurance relationships with Maiden Re North America were deemed to equal their carrying values given their short-term nature and the expectation that they would all be settled within twelve months following acquisition.
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

Maiden Re North America's Results Included in the Consolidated Statement of Earnings
The table below summarizes the results of the Maiden Re North America operations, which are included in our consolidated statement of earnings from the acquisition date to December 31, 2018:

Net investment income	$675
Net unrealized gains	3,749
General and administrative expenses	(435)
Net earnings	$3,989

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

KaylaRe
Overview
On May 14, 2018, the Company acquired all of the outstanding shares and warrants of KaylaRe Holdings, Ltd. ("KaylaRe"). In consideration for the acquired shares and warrants of KaylaRe, the Company issued an aggregate of 2,007,017 ordinary shares to the shareholders of KaylaRe, comprising 1,501,778 voting ordinary shares and 505,239 Series E non-voting ordinary shares. Effective May 14, 2018, we consolidated KaylaRe into our consolidated financial statements, and any balances between KaylaRe and Enstar are now eliminated upon consolidation. Effective September 30, 2019, KaylaRe and KaylaRe Ltd. merged with Cavello Bay Reinsurance Limited, a wholly owned subsidiary of the Company, with Cavello Bay Reinsurance Limited as the surviving company. Refer to Note 21 - "Related Party Transactions" for additional information relating to KaylaRe.
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
Fair Value of Enstar Ordinary Shares Issued
The fair value of the Enstar ordinary shares issued was based on the closing price of Enstar's voting ordinary shares of $206.65 as of May 14, 2018, the date the transaction closed. Enstar's non-voting ordinary shares are economically equivalent to Enstar's voting ordinary shares.

Number of Enstar ordinary shares issued	2,007,017
Closing price of Enstar voting ordinary shares as of May 14, 2018	$206.65
Fair value of Enstar ordinary shares issued to shareholders of KaylaRe	$414,750

Fair Value of Previously Held Equity Method Investment
Prior to the close of the transaction, Enstar held a 48.2% interest in KaylaRe, which was accounted for as an equity method investment in accordance with ASC 323 - Investments - Equity Method and Joint Ventures. The acquisition of the remaining 51.8% equity interest in KaylaRe was considered a step acquisition, whereby the Company remeasured the previously held equity method investment to fair value. The Company considered multiple factors in determining the fair value of the previously held equity method investment, including (i) the price negotiated with the selling shareholders for the 51.8% equity interest in KaylaRe, (ii) recent market transactions for similar companies, and (iii) current trading multiples for comparable companies. Based on this analysis, a valuation multiple of 1.05 to KaylaRe's carrying book value was determined to be appropriate to remeasure the previously held equity method investment at fair value. This resulted in the recognition of a gain of $16.0 million on completion of the step acquisition of KaylaRe, which was recorded in earnings (losses) from equity method investments for the three and six months ended June 30, 2018.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

KaylaRe's Results Included in the Consolidated Statement of Earnings
The table below summarizes the results of the KaylaRe operations, which are included in our consolidated statement of earnings from the acquisition date to December 31, 2018:

Premiums earned	$13,627
Incurred losses and LAE	(12,364)
Acquisition costs	(341)
Underwriting income	922
Net investment income	3,096
Net unrealized gains	(47,769)
General and administrative expenses	(2,164)
Net loss	$(45,915)

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. SIGNIFICANT NEW BUSINESS
2020
AXA Group
On February 24, 2020, we entered into a loss portfolio transfer reinsurance agreement with AXA XL, a division of AXA, to reinsure specified legacy construction general liability multi-year policies. We will assume reinsurance reserves of approximately $225.0 million in the transaction. Completion of the transaction is subject to, among other things, regulatory approvals and satisfaction of various closing conditions. The transaction is expected to close in the first half of 2020.
Munich Re
On September 10, 2019, we signed an agreement with Great Lakes Insurance SE and HSB Engineering Insurance Limited, both subsidiaries of Munich Reinsurance Company ("Munich Re"), pursuant to which we will acquire certain portfolios from their Australian branches. In the transaction, which is subject to regulatory and Federal Court of Australia approval, we will receive total assets of approximately AUD$228.2 million (approximately $160.3 million) for assuming the associated net insurance reserves, which primarily relate to long tail insurance business. We are pursuing a portfolio transfer of the insurance business under Division 3A of Part III of Australia’s Insurance Act 1973 (Cth), which would provide legal finality for Munich Re and its subsidiaries. This transaction is expected to close in 2020.
2019
Zurich
On October 1, 2019, we completed a reinsurance transaction with Zurich Insurance Group ("Zurich"), pursuant to which we reinsured certain of Zurich's U.S. asbestos and environmental liability insurance portfolios. In the transaction, we assumed $622.9 million of gross reserves, relating to 1986 and prior year business, for reinsurance premium of $465.5 million and recorded a deferred charge of $115.8 million. We have ceded 10% of this transaction to Enhanzed Reinsurance Ltd. ("Enhanzed Re"), in which we have an investment, on the same terms and conditions as those received by Enstar.
Maiden ADC
On August 5, 2019, we and Maiden Reinsurance Ltd. (“Maiden Re Bermuda”) completed a transaction pursuant to a Master Agreement with Maiden Holdings, Ltd. and Maiden Re Bermuda to provide adverse development cover reinsurance to Maiden Re Bermuda, effective January 1, 2019. In the transaction, Maiden Re Bermuda ceded and we assumed as retrocessionaire Maiden Re Bermuda's liability under its quota share agreement with the Bermuda subsidiary ("AmTrust Bermuda") of AmTrust Financial Services, Inc. (“AmTrust”). The adverse development cover reinsurance is for losses incurred on or prior to December 31, 2018 in excess of a $2.2 billion retention up to a $600.0 million limit, in exchange for a premium of $445.0 million. We assumed total gross reserves of $530.2 million and recorded a deferred charge of $85.2 million. Enstar's reinsurance performance obligations in the transaction are collateralized in accordance with a Master Collateral Agreement among Enstar, Maiden Re Bermuda, AmTrust and certain subsidiaries of AmTrust.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2018
Allianz
Effective December 31, 2018, we and Allianz SE ("Allianz") amended the January 1, 2016 reinsurance agreement between our subsidiary and Allianz, which related to our reinsurance of certain U.S. workers' compensation, construction defect, and asbestos, pollution and toxic tort business originally held by Fireman's Fund Insurance Company. The amendment increased the original sub-limit related to asbestos & environmental (“A&E”) liabilities in exchange for a premium of $70.0 million. This additional business is also covered by the consulting agreement that we entered into with San Francisco Reinsurance Company, an affiliate of Allianz, in connection with our 2016 transaction with Allianz discussed below.
Maiden LPT
On December 27, 2018, as part of the acquisition of Maiden Re North America as discussed in Note 3 - "Acquisitions", we also novated and assumed certain reinsurance agreements from Maiden Re Bermuda, including certain affiliate reinsurance agreements with Maiden Re North America. We assumed total gross unaffiliated reserves of $72.1 million for total assets of $70.4 million on a funds held basis and recorded a deferred charge asset of $1.7 million.
Coca-Cola
On August 1, 2018, we entered into a reinsurance transaction with The Coca-Cola Company and its subsidiaries ("Coca-Cola"), pursuant to which we reinsured certain of Coca-Cola's retention and deductible risks under its subsidiaries' U.S. workers' compensation, auto liability, general liability and product liability insurance coverage. We assumed total gross reserves of $120.8 million for cash consideration of $103.6 million and recorded a deferred charge asset of $17.2 million. We transferred the cash consideration received of $103.6 million into a trust to support our obligations under the reinsurance agreement.
Zurich Australia
On February 23, 2018, we entered into a reinsurance agreement with Zurich Australian Insurance Limited, a subsidiary of Zurich Insurance Group ("Zurich"), to reinsure its New South Wales Vehicle Compulsory Third Party ("CTP") insurance business. Under the agreement, which was effective as of January 1, 2018, we assumed gross loss reserves of AUD$359.4 million ($280.8 million) in exchange for consideration of AUD$343.9 million ($268.7 million). We elected the fair value option for this reinsurance contract and recorded an initial fair value adjustment of AUD$15.5 million ($12.1 million) on the assumed gross loss reserves. Refer to Note 12 - "Fair Value Measurements" for a description of the fair value process and the assumptions made.
Following the initial reinsurance transaction, which transferred the economics of the CTP insurance business, we and Zurich also completed a portfolio transfer of the CTP insurance business under Division 3A Part III of Australia's Insurance Act 1973 (Cth), effective December 31, 2018, which provided legal finality for Zurich's obligations.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Neon RITC Transaction
On February 16, 2018, we completed a reinsurance-to-close (“RITC”) transaction with Neon Underwriting Limited ("Neon"), under which we reinsured to close the 2015 and prior underwriting years of account (comprising underwriting years 2008 to 2015) of Neon's Syndicate 2468, with effect from January 1, 2018. We assumed gross loss reserves of£403.9 million ($546.3 million) and net loss reserves of £342.1 million ($462.6 million) relating to the portfolio in exchange for consideration of £329.1 million ($445.1 million). We elected the fair value option for this reinsurance contract and recorded initial fair value adjustments of $20.6 million and $17.5 million on the gross and net loss reserves assumed, respectively. Refer to Note 12 - "Fair Value Measurements" for a description of the fair value process and the assumptions made.
Novae RITC Transaction
On January 29, 2018, we completed an RITC transaction with AXIS Managing Agency Limited, under which we reinsured to close the 2015 and prior underwriting years of account of Novae Syndicate 2007 ("Novae"), with effect from January 1, 2018. We assumed gross loss reserves of £860.1 million ($1,163.2 million) and net loss reserves of £630.7 million ($853.0 million) relating to the portfolio in exchange for consideration of £594.1 million ($803.5 million) and recorded initial fair value adjustments of $67.5 million and $49.5 million on the gross and net loss reserves assumed, respectively. Refer to Note 12 - "Fair Value Measurements" for a description of the fair value process and the assumptions made.
2017
Allianz
On December 28, 2017, we entered into a reinsurance agreement with Allianz to reinsure a portfolio of Allianz’s run-off business, effective December 31, 2017. Pursuant to the reinsurance agreement, we reinsured 50% of certain U.S. workers' compensation, asbestos, and toxic tort business originally held by San Francisco Reinsurance Company, an affiliate of Allianz, and in the process assumed net reinsurance reserves of $81.4 million. Affiliates of Allianz retained $81.4 million of reinsurance premium as funds withheld collateral for the obligations under the reinsurance agreement and we transferred $8.1 million to a reinsurance trust to further support our obligations. We also provide ongoing consulting services with respect to the entire $162.8 million portfolio, including the 50% share retained by affiliates of Allianz.
RSA
On February 7, 2017, we entered into an agreement to reinsure the U.K. employers' liability legacy business of RSA Insurance Group PLC ("RSA"). Pursuant to the transaction, our subsidiary assumed gross insurance reserves of £1,046.4 million ($1,301.8 million), relating to 2005 and prior year business. Net insurance reserves assumed were £927.5 million ($1,153.9 million) and the reinsurance premium received was £801.6 million ($997.2 million). We elected the fair value option for this reinsurance contract. The initial fair value adjustment on the gross reserves was $174.1 million, and on the net reserves was $156.7 million. Refer to Note 12 - "Fair Value Measurements" for a description of the fair value process and assumptions.
In addition to the initial reinsurance transaction, which transferred the economics of the portfolio up to the policy's limits, we and RSA completed a portfolio transfer of the business under Part VII of the Financial Services and Markets Act 2000 on July 1, 2019, which provided legal finality for RSA's obligations.
QBE
On January 11, 2017, we closed a transaction to reinsure multi-line property and casualty business of QBE Insurance Group Limited ("QBE"). We assumed gross reinsurance reserves of approximately $1,019.0 million (net reserves of $447.0 million) relating to the portfolio, which primarily includes workers' compensation, construction defect, and general liability discontinued lines of business. The reinsurance premium received was $403.8 million, comprised of $227.6 million in restricted cash and $176.2 million in funds held. We elected the fair value option for this reinsurance contract. The initial fair value adjustment was $180.0 million on the gross reserves and $43.2 million on the net reserves. Refer to Note 12 - "Fair Value Measurements" for a description of the fair value process and assumptions. In addition, we pledged a portion of the premium as collateral to a subsidiary of QBE, and we have provided additional collateral and a limited parental guarantee.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. DIVESTITURES, HELD-FOR-SALE BUSINESSES AND DISCONTINUED OPERATIONS
Policy Benefits for Life Contracts held by Alpha Insurance
On May 31, 2019, we completed the transfer of our remaining life assurance policies written by our wholly-owned subsidiary Alpha Insurance SA to a subsidiary of Monument Insurance Group Limited ("Monument"). Our life and annuities operations do not qualify for inclusion in our reportable segments and are therefore included within other activities. The related assets, as well as the results from these operations, were not significant to our consolidated operations and therefore were not classified as a discontinued operation. In addition, our transfer of these life assurance polices to Monument was not classified as a held-for-sale business transaction since the underlying contracts did not meet the definition of a business. We have an equity method investment in Monument, as described further in Note 21 - "Related Party Transactions".
Life assurance polices subjected us to mortality, longevity and morbidity risks and were accounted for as life and annuity premiums earned. Life benefit reserves were established using assumptions for investment yields, mortality, morbidity, lapse and expenses, including a provision for adverse deviation. We established and reviewed our life reserves regularly based upon cash flow projections. We established and maintained our life reinsurance reserves at a level that we estimated would, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support all future cash flow benefit obligations and third-party servicing obligations as they become payable. Policy benefits for life contracts as of December 31, 2018 were $105.1 million.
Pavonia
On December 29, 2017, we completed the sale of our subsidiary, Pavonia Holdings (US), Inc. (“Pavonia”), to Southland National Holdings, Inc. (“Southland”), a Delaware corporation and a subsidiary of Global Bankers Insurance Group, LLC. The aggregate purchase price was $120.0 million. We used the proceeds to make repayments under our revolving credit facility. Pavonia was a substantial portion of our previously reported Life and Annuities segment. Pavonia was classified as held-for-sale prior to its sale during 2017.
The Pavonia business qualified as a discontinued operation. Net earnings from discontinued operations from Pavonia recorded in the consolidated statement of earnings were $11.0 million for the year ended December 31, 2017. The change in cash of businesses held for sale on the consolidated cash flow statement from Pavonia was $118.3 million whilst under our ownership for the year ended December 31, 2017. The cash, cash equivalents and restricted cash carried on the balance sheet of Pavonia on December 29, 2017, the date of disposal, were $135.1 million.
A sale of one subsidiary, Pavonia Life Insurance Company of New York ("PLIC NY"), has not yet been agreed or completed. As of December 31, 2019 and 2018, included within other assets and other liabilities on our consolidated balance sheet were amounts of $20.6 million and $11.7 million, and $24.0 million and $11.3 million, respectively, relating to PLIC NY.
Laguna
On August 29, 2017, we closed the previously-announced sale of our wholly-owned subsidiary Laguna Life DAC (“Laguna”) to a subsidiary of Monument, for a total consideration of €25.6 million (approximately $30.8 million). We have an equity method investment in Monument, as described further in Note 21 - "Related Party Transactions". Laguna was classified as held-for-sale during 2017 prior to its sale.
Following the closing of the sale of Laguna, we recorded a loss on sale of $16.3 million for the year ended December 31, 2017, which was included in earnings from continuing operations before income taxes in our consolidated statement of earnings. This loss included a cumulative currency translation adjustment balance of $6.3 million, which was reclassified from accumulated other comprehensive income and included in earnings as a component of the loss on sale of Laguna during the year ended December 31, 2017, following the closing of the sale. Excluding the loss on sale, the net losses relating to Laguna for the year ended December 31, 2017 were $1.2 million. These amounts were not significant to our consolidated operations and therefore Laguna was not classified as a discontinued operation.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. INVESTMENTS
We hold: (i) trading portfolios of fixed maturity investments, short-term investments and equities, carried at fair value; (ii) available-for-sale portfolios of fixed maturity and short-term investments, carried at fair value; (iii) other investments carried at fair value; (iv) equity method investments; and (v) funds held - directly managed.

Fixed Maturity Investments
Asset Types
The fair values of the underlying asset types of our short-term investments and fixed maturity investments, classified as trading and available-for-sale, and the fixed maturity investments included within our funds held - directly managed balance were as follows as of December 31, 2019 and 2018:

	2019
	Short-term investments, trading	Short-term investments, available-for-sale	Fixed maturities, trading	Fixed maturities, available-for-sale	Fixed maturities, funds held - directly managed	Total
U.S. government and agency	$—	$111,583	$219,194	$298,729	$106,537	$736,043
U.K. government	24,411	1,069	122,012	14,280	—	161,772
Other government	21,958	387	575,018	84,760	20,734	702,857
Corporate	5,121	13,915	4,007,386	1,067,256	603,389	5,697,067
Municipal	—	1,381	102,554	14,491	49,456	167,882
Residential mortgage-backed	—	—	258,412	127,219	86,205	471,836
Commercial mortgage-backed	—	—	571,129	98,557	230,343	900,029
Asset-backed	—	—	490,624	208,097	76,681	775,402
Total fixed maturity and short-term investments	$51,490	$128,335	$6,346,329	$1,913,389	$1,173,345	$9,612,888

	2018
	Short-term investments, trading	Fixed maturities, trading	Fixed maturities, available-for-sale	Fixed maturities, funds held - directly managed	Total
U.S. government and agency	$45,885	$389,735	$573	$74,052	$510,245
U.K. government	2,275	298,356	—	—	300,631
Other government	19,064	679,525	73,185	22,036	793,810
Corporate	44,900	4,081,793	75,359	637,788	4,839,840
Municipal	—	73,856	2,480	53,929	130,265
Residential mortgage-backed	—	682,962	12	90,583	773,557
Commercial mortgage-backed	—	488,598	—	224,465	713,063
Asset-backed	1,992	553,968	—	80,521	636,481
Total fixed maturity and short-term investments	$114,116	$7,248,793	$151,609	$1,183,374	$8,697,892

Included within residential and commercial mortgage-backed securities as of December 31, 2019 were securities issued by U.S. governmental agencies with a fair value of $356.9 million (as of December 31, 2018: $656.6 million). Included within corporate securities as of December 31, 2019 were senior secured loans of $31.4 million (as of December 31, 2018: $20.4 million).

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

As of December 31, 2019	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$537,944	$536,156	5.6%
More than one year through two years	801,473	808,071	8.4%
More than two years through five years	2,175,547	2,212,834	23.0%
More than five years through ten years	2,108,172	2,198,505	22.9%
More than ten years	1,584,345	1,710,055	17.8%
Residential mortgage-backed	466,932	471,836	4.9%
Commercial mortgage-backed	882,603	900,029	9.4%
Asset-backed	779,279	775,402	8.0%
	$9,336,295	$9,612,888	100.0%

Credit Ratings
The following table sets forth the credit ratings of our short-term investments and fixed maturity investments, classified as trading and available-for-sale, and the fixed maturity investments included within our funds held - directly managed balance as of December 31, 2019:

	Amortized Cost	Fair Value	% of Total	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated

U.S. government and agency	$730,396	$736,043	7.7%	$736,043	$—	$—	$—	$—	$—
U.K. government	155,261	161,772	1.7%	—	161,772	—	—	—	—
Other government	684,117	702,857	7.3%	316,151	154,072	63,270	144,557	24,807	—
Corporate	5,479,839	5,697,067	59.2%	149,108	619,707	2,911,867	1,703,328	311,167	1,890
Municipal	157,868	167,882	1.7%	16,381	77,291	50,938	23,272	—	—
Residential mortgage-backed	466,932	471,836	4.9%	381,502	47,489	2,295	1,882	34,055	4,613
Commercial mortgage-backed	882,603	900,029	9.4%	632,461	89,347	95,508	66,573	6,224	9,916
Asset-backed	779,279	775,402	8.1%	378,116	89,418	174,118	117,275	15,694	781
Total	$9,336,295	$9,612,888	100.0%	$2,609,762	$1,239,096	$3,297,996	$2,056,887	$391,947	$17,200
% of total fair value				27.1%	12.9%	34.3%	21.4%	4.1%	0.2%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrealized Gains and Losses on Available-for-sale Fixed Maturity Investments
The amortized cost and fair values of our fixed maturity investments classified as available-for-sale were as follows as of December 31, 2019 and 2018:

2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$410,842	$77	$(607)	$410,312
U.K. government	15,067	282	—	15,349
Other government	84,116	1,119	(88)	85,147
Corporate	1,081,713	4,026	(4,568)	1,081,171
Municipal	15,963	20	(111)	15,872
Residential mortgage-backed	127,704	240	(725)	127,219
Commercial mortgage-backed	98,928	38	(409)	98,557
Asset-backed	208,121	169	(193)	208,097
	$2,042,454	$5,971	$(6,701)	$2,041,724

2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$576	$—	$(3)	$573
Other government	72,811	1,219	(845)	73,185
Corporate	75,535	1,006	(1,182)	75,359
Municipal	2,499	—	(19)	2,480
Residential mortgage-backed	12	—	—	12
	$151,433	$2,225	$(2,049)	$151,609

Gross Unrealized Losses on Available-for-sale Fixed Maturity Investments
The following tables summarize our fixed maturity and short-term investments classified as available-for-sale in a gross unrealized loss position, as of December 31, 2019 and 2018:

	12 Months or Greater		Less Than 12 Months		Total
2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity investments, at fair value
U.S. government and agency	$—	$—	$222,643	$(607)	$222,643	$(607)
Other government	1,080	(23)	37,796	(65)	38,876	(88)
Corporate	2,754	(306)	461,772	(4,262)	464,526	(4,568)
Municipal	128	—	12,046	(111)	12,174	(111)
Residential mortgage-backed	—	—	65,992	(725)	65,992	(725)
Commercial mortgage-backed	—	—	79,606	(409)	79,606	(409)
Asset-backed	—	—	129,014	(193)	129,014	(193)
Total fixed maturity and short-term investments	$3,962	$(329)	$1,008,869	$(6,372)	$1,012,831	$(6,701)

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	12 Months or Greater		Less Than 12 Months		Total
2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity and short-term investments, at fair value
U.S. government and agency	$573	$(3)	$—	$—	$573	$(3)
Other government	7,351	(345)	11,000	(500)	18,351	(845)
Corporate	11,888	(629)	25,227	(553)	37,115	(1,182)
Municipal	1,783	(18)	283	(1)	2,066	(19)
Residential mortgage-backed	12	—	—	—	12	—
Total fixed maturity and short-term investments	$21,607	$(995)	$36,510	$(1,054)	$58,117	$(2,049)

As of December 31, 2019 and 2018, the number of securities classified as available-for-sale in an unrealized loss position was 563 and 88, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 12 and 42, respectively. From October 1, 2019 we elected to use available-for-sale accounting for all new acquisitions and where permissible, as trading fixed maturity securities mature, we are reinvesting the proceeds into available-for-sale securities for the Non-Life Run-off and StarStone segments.
Other-Than-Temporary Impairment on Available-for-sale Fixed Maturity Investments
For the years ended December 31, 2019, 2018 and 2017, we did not recognize any other-than-temporary impairment losses on our available-for-sale securities. We determined that no credit losses existed as of December 31, 2019 and 2018. A description of our other-than-temporary impairment process is included in Note 2 - "Significant Accounting Policies". There were no changes to our process in the years ended December 31, 2019 and 2018.
Equity Investments
The following table summarizes our equity investments classified as trading as of December 31, 2019 and 2018:

	2019	2018
Publicly traded equity investments in common and preferred stocks	$327,875	$138,415
Exchange-traded funds	133,047	—
Privately held equity investments in common and preferred stocks	268,799	228,710
	$729,721	$367,125

Equity investments include publicly traded common and preferred stocks, exchange-traded funds and privately held common and preferred stocks. Our publicly traded equity investments in common and preferred stocks predominantly trade on major exchanges and are managed by our external advisors. Our investments in exchange-traded funds trade on a major exchange.
Our privately held equity investments in common and preferred stocks are direct investments in companies that we believe offer attractive risk adjusted returns and/or offer other strategic advantages. Each investment may have its own unique terms and conditions and there may be restrictions on disposals. The market for these investments is illiquid and there is no active market. Included within the above balance as of December 31, 2019 is an investment in the parent company of AmTrust Financial Services, Inc. ("AmTrust"), with a fair value of $240.1 million. Refer to Note 21 - "Related Party Transactions" for further information.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Investments, at fair value
The following table summarizes our other investments carried at fair value as of December 31, 2019 and 2018:

	2019	2018
Hedge funds	$1,121,904	$852,584
Fixed income funds	481,039	403,858
Equity funds	410,149	333,681
Private equity funds	329,885	248,628
CLO equity funds	87,509	37,260
CLO equities	87,555	39,052
Private credit funds	—	33,381
Others	6,379	9,313
	$2,524,420	$1,957,757

The valuation of our other investments is described in Note 12 - "Fair Value Measurements". Due to a lag in the valuations of certain funds reported by the managers, we may record changes in valuation with up to a three-month lag. We regularly review and discuss fund performance with the fund managers to corroborate the reasonableness of the reported net asset values and to assess whether any events have occurred within the lag period that would affect the valuation of the investments. The following is a description of the nature of each of these investment categories:

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

The increase in our other investments carried at fair value between December 31, 2019 and December 31, 2018 was primarily attributable to unrealized gains of $441.6 million and net additional subscriptions of $214.3 million to CLO equity, CLO equity funds, fixed income funds and private equity funds.
As of December 31, 2019, we had unfunded commitments of $482.3 million to private equity funds.
Certain of our other investments are subject to restrictions on redemptions and sales that are determined by the governing documents, which limits our ability to liquidate those investments. These restrictions may include lock-ups, redemption gates, restricted share classes or side pockets, restrictions on the frequency of redemption and notice periods. A gate is the ability to deny or delay a redemption request, whereas a side-pocket is a designated account for which the investor loses its redemption rights. Certain other investments may not have any restrictions governing their sale, but there is no active market and no guarantee that we will be able to execute a sale in a timely manner. In

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, even if certain other investments are not eligible for redemption or sales are restricted, we may still receive income distributions from those other investments. The table below details the estimated date by which proceeds would be received if we had provided notice of our intent to redeem or initiated a sales process as of December 31, 2019:

	Less than 1 Year	1-2 years	2-3 years	More than 3 years	Not Eligible/ Restricted	Total	Redemption Frequency
Hedge funds	$343,005	$624,233	$—	$102,600	$52,066	$1,121,904	Monthly to Bi-annually
Fixed income funds	477,935	—	—	—	3,104	481,039	Daily to Quarterly
Equity funds	410,149	—	—	—	—	410,149	Daily to Quarterly
Private equity funds		—	—	—	329,885	329,885	N/A
CLO equity funds	60,735	—	26,774	—	—	87,509	Quarterly to Bi-annually
CLO equities	87,555	—	—	—	—	87,555	N/A
Other	34	—	—	—	6,345	6,379	N/A
	$1,379,413	$624,233	$26,774	$102,600	$391,400	$2,524,420

Equity Method Investments
The table below shows our equity method investments as of December 31, 2019 and 2018:

	2019			2018
	Investment	Ownership %	Carrying Value	Investment	Ownership %	Carrying Value
Enhanzed Re	$154,050	47.4%	$182,856	$94,800	47.4%	$94,800
Citco	50,000	31.9%	51,742	50,000	31.9%	50,812
Monument	26,600	26.6%	60,598	26,600	26.6%	42,193
Clear Spring	11,210	20.0%	$10,645	11,210	20.0%	10,070
Other	24,963	~30%	20,436	15,250	~30%	6,632
	$266,823		$326,277	$197,860		$204,507

Refer to Note 21 - "Related Party Transactions" for further information regarding our investments in Clear Spring, Citco, Monument and Enhanzed Re.
As of December 31, 2019, we had unfunded commitments of $93.1 million related to equity method investments.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Funds Held - Directly Managed
Funds held - directly managed, where we receive the underlying return on the investment portfolio, are carried at fair value, either because we elected the fair value option at the inception of the reinsurance contract, or because it represents the aggregate of funds held at amortized cost and the fair value of an embedded derivative. The embedded derivative relates to our contractual right to receive the return on the underlying investment portfolio supporting the reinsurance contract. We include the estimated fair value of these embedded derivatives in the consolidated balance sheets with the host contract in order to reflect the expected settlement of these features with the host contract. The change in the fair value of the embedded derivative is included in net unrealized gains (losses). The following table summarizes the components of the funds held - directly managed as of December 31, 2019 and 2018:

	2019	2018
Fixed maturity investments, trading	$1,173,345	$1,183,374
Other assets	14,207	14,780
	$1,187,552	$1,198,154

The following table summarizes the fixed maturity investment components of funds held - directly managed as of December 31, 2019 and 2018:

	2019			2018
	Funds held - Directly Managed - Fair Value Option	Funds held - Directly Managed - Variable Return	Total	Funds held - Directly Managed - Fair Value Option	Funds held - Directly Managed - Variable Return	Total
Fixed maturity investments, at amortized cost	$185,859	$940,194	$1,126,053	$179,670	$1,044,377	$1,224,047
Net unrealized gains (losses):
Change in fair value - fair value option accounting	5,438	—	5,438	(2,733)	—	(2,733)
Change in fair value - embedded derivative accounting	—	41,854	41,854	—	(37,940)	(37,940)
Fixed maturity investments within funds held - directly managed, at fair value	$191,297	$982,048	$1,173,345	$176,937	$1,006,437	$1,183,374

Refer to the sections above for details of the fixed maturity investments within our funds held - directly managed portfolios.
Funds Held by Reinsured Companies
Funds held by reinsured companies, where we received a fixed crediting rate, are carried at cost on our consolidated balance sheets. As of December 31, 2019 and 2018, we had funds held by reinsured companies of $408.7 million and $321.3 million, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Investment Income
Major categories of net investment income for the years ended December 31, 2019, 2018 and 2017 are summarized as follows:

	2019	2018	2017
Fixed maturity investments	$233,310	$189,000	$144,367
Short-term investments and cash and cash equivalents	16,607	12,117	9,314
Funds held	19,981	10,041	601
Funds held – directly managed	38,173	37,623	32,479
Investment income from fixed maturities and cash and cash equivalents	308,071	248,781	186,761
Equity investments	16,671	5,397	4,355
Other investments	11,792	19,703	14,337
Life settlements and other	—	6,511	14,370
Investment income from equities and other investments	28,463	31,611	33,062
Gross investment income	336,534	280,392	219,823
Investment expenses	(15,258)	(9,721)	(11,034)
Net investment income	$321,276	$270,671	$208,789

Net Realized and Unrealized Gains (Losses)
Components of net realized and unrealized gains (losses) for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Net realized gains (losses) on sale:
Gross realized gains on fixed maturity securities, available-for-sale securities (1)	$4,856	$27	$616
Gross realized losses on fixed maturity securities, available-for-sale securities (1)	(962)	(90)	(125)
Net realized gains (losses) on fixed maturity securities, trading	91,313	(27,646)	4,695
Net realized gains (losses) on fixed maturity securities in funds held - directly managed portfolios	1,495	(3,940)	(4,219)
Net realized gains (losses) on equity investments, trading	(374)	4,016	701
Total net realized gains (losses) on sale	96,328	(27,633)	1,668
Net unrealized gains (losses):
Fixed maturity securities, trading	349,975	(165,187)	35,878
Fixed maturity securities in funds held - directly managed portfolios	88,053	(46,257)	33,902
Equity investments, trading	55,359	(9,831)	16,498
Other investments	441,636	(163,976)	102,388
Total net unrealized gains (losses)	935,023	(385,251)	188,666
Net realized and unrealized gains (losses)	$1,031,351	$(412,884)	$190,334

(1)The gross realized gains and losses on available-for-sale investments included in the table above resulted from sales of $310.4 million, $11.4 million and $40.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Assets
We utilize trust accounts to collateralize business with our insurance and reinsurance counterparties. We are also required to maintain investments and cash and cash equivalents on deposit with regulatory authorities and Lloyd's to support our insurance and reinsurance operations. The investments and cash and cash equivalents on deposit are available to settle insurance and reinsurance liabilities. Collateral generally takes the form of assets held in trust, letters of credit or funds held. The assets used as collateral are primarily highly rated fixed maturity securities. The carrying value of our restricted assets, including restricted cash of $352.7 million and $380.5 million, as of December 31, 2019 and 2018, respectively, was as follows:

	2019	2018
Collateral in trust for third party agreements	$4,104,093	$4,336,752
Assets on deposit with regulatory authorities	445,626	579,048
Collateral for secured letter of credit facilities	133,238	127,841
Funds at Lloyd's (1)	639,316	354,589
	$5,322,273	$5,398,230
(1) Our businesses include three Lloyd's syndicates. Lloyd's determines the required capital principally through the annual business plan of each syndicate. This capital is referred to as "Funds at Lloyd's" and will be drawn upon in the event that a syndicate has a loss that cannot be funded from other sources. We also utilize unsecured letters of credit for Funds at Lloyd's, as described in Note 15 - "Debt Obligations and Credit Facilities". Funds at Lloyd's increased primarily due to reinsurance to close ("RITC") transactions, during 2019.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. DERIVATIVES AND HEDGING INSTRUMENTS
Foreign Currency Hedging of Net Investments in Foreign Operations
We use foreign currency forward exchange rate contracts in qualifying hedging relationships to hedge the foreign currency exchange rate risk associated with certain of our net investments in foreign operations. As of December 31, 2019 and 2018, we had forward foreign currency contracts in place which we had designated as hedges of our net investments in foreign operations.
The following table presents the gross notional amounts and the estimated fair values recorded within other assets and liabilities related to our qualifying foreign currency forward exchange rate contracts as of December 31, 2019 and 2018:

	2019			2018
		Fair Value			Fair Value
	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
Foreign exchange forward - AUD	$64,620	$52	$2,033	$42,258	$1,377	$—
Foreign exchange forward - EUR	112,284	246	1,635	66,422	238	300
Foreign exchange forward - GBP	318,387	344	7,784	—	—	—
Total qualifying hedges	$495,291	$642	$11,452	$108,680	$1,615	$300
The following table presents the amounts of the net gains and losses deferred in the cumulative translation adjustment ("CTA") account, which is a component of accumulated other comprehensive income (loss) ("AOCI"), in shareholders' equity, relating to our foreign currency forward exchange rate contracts for the years ended December 31, 2019, 2018 and 2017:

	Amount of Gains (Losses) Deferred in AOCI
	2019	2018	2017
Foreign exchange forward - AUD	$(722)	$3,438	$(1,247)
Foreign exchange forward - EUR	1,817	1,000	—
Foreign exchange forward - GBP	(16,423)	—	—
Total qualifying hedges	$(15,328)	$4,438	$(1,247)

Non-derivative Hedging Instruments of Net Investments in Foreign Operations
From time to time, we may also use non-derivative instruments such as foreign currency denominated borrowings under our credit facilities to hedge certain of our net investments in foreign operations in designated qualifying non-derivative hedging arrangements. While there were no foreign currency denominated borrowings outstanding under our credit facilities as of December 31, 2019 and 2018, the following table presents the amounts of the net gains and losses deferred in the CTA account in AOCI relating to these qualifying non-derivative hedging instruments for the years ended December 31, 2018 and 2017:

	Amount of Gains (Losses) Deferred in AOCI
	2018	2017
Net gains (losses) on qualifying non-derivative hedges	3,144	(9,375)

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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Forward Contracts
The following table presents the gross notional amounts and the estimated fair values recorded within other assets and liabilities as of December 31, 2019 and 2018 and the gains and losses during the years ended December 31, 2019 and 2018, related to our non-qualifying foreign currency forward exchange rate hedging relationships:

	December 31, 2019			2019
		Fair Value
	Gross Notional Amount	Assets	Liabilities	Gains (losses) on non-qualifying hedges charged to earnings
Foreign exchange forward - AUD	$913	$839	$892	$1,523
Foreign exchange forward - CAD	66,266	10	1,482	(2,079)
Foreign exchange forward - EUR	74,444	507	1,440	1,759
Foreign exchange forward - GBP	11,940	13	292	12,004
Total non-qualifying hedges	$153,563	$1,369	$4,106	$13,207

	December 31, 2018			2018
		Fair Value
	Gross Notional Amount	Assets	Liabilities	Gains (losses) on non-qualifying hedges charged to earnings
Foreign exchange forward - AUD	$45,427	$1,952	$310	$4,958
Foreign exchange forward - CAD	55,050	1,441	—	9,311
Foreign exchange forward - EUR	54,282	139	301	2,296
Foreign exchange forward - GBP	256,959	1,554	72	15,078
Total non-qualifying hedges	$411,718	$5,086	$683	$31,643

Investments in Call Options on Equities
During the years ended December 31, 2019 and 2018, we recorded unrealized gains of approximately $0.5 million and unrealized losses of $9.4 million respectively, within net earnings, on the call options on equities which we purchased in 2018 at a cost of $10.0 million. These call options on equities had a fair value of less than $0.1 million and $0.6 million as of December 31, 2019 and 2018, respectively.
Other Derivatives
In 2019 we entered into a forward interest rate swap, with a notional amount of AUD$120.0 million, to partially mitigate the risk associated with declining interest rates until the receipt of the assets related to the Munich Re transaction, as discussed in Note 3 - "Significant New Business", which is expected to close in 2020. The carrying value of the forward interest rate swap, recorded in other liabilities, was $0.3 million as of December 31, 2019. We recorded unrealized losses in net earnings of $0.3 million on the instrument for the year ended December 31, 2019.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. REINSURANCE BALANCES RECOVERABLE ON PAID AND UNPAID LOSSES
The following table provides the total reinsurance balances recoverable on paid and unpaid losses as of December 31, 2019 and 2018:

	2019
	Non-life Run-off	Atrium	StarStone	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$972,293	$9,011	$328,009	$1,309,313
IBNR	673,059	19,286	211,404	903,749
Fair value adjustments - acquired companies	(13,652)	519	(2,122)	(15,255)
Fair value adjustments - fair value option	(88,086)	—	—	(88,086)
Total reinsurance reserves recoverable	1,543,614	28,816	537,291	2,109,721
Paid losses recoverable	181,375	1,541	87,253	270,169
Total	$1,724,989	$30,357	$624,544	$2,379,890

Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable on paid and unpaid losses	$1,029,471	$30,357	$624,544	$1,684,372
Reinsurance balances recoverable on paid and unpaid losses - fair value option	695,518	—	—	695,518
Total	$1,724,989	$30,357	$624,544	$2,379,890

	2018
	Non-life Run-off	Atrium	StarStone	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$901,772	$18,891	$263,065	$1,183,728
IBNR	609,434	19,247	201,784	830,465
Fair value adjustments - acquired companies	(14,344)	630	(1,899)	(15,613)
Fair value adjustments - fair value option	(130,739)	—	—	(130,739)
Total reinsurance reserves recoverable	1,366,123	38,768	462,950	1,867,841
Paid losses recoverable	138,265	(256)	23,813	161,822
Total	$1,504,388	$38,512	$486,763	$2,029,663

Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable on paid and unpaid losses	$764,797	$38,512	$486,763	$1,290,072
Reinsurance balances recoverable on paid and unpaid losses - fair value option	739,591	—	—	739,591
Total	$1,504,388	$38,512	$486,763	$2,029,663

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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value adjustments, determined on acquisition of insurance and reinsurance subsidiaries, are based on the estimated timing of loss and LAE recoveries and an assumed interest rate equivalent to a risk free rate for securities with similar duration to the acquired reinsurance balances recoverable on paid and unpaid losses plus a spread to reflect credit risk, and are amortized over the estimated recovery period, as adjusted for accelerations in timing of payments as a result of commutation settlements. The determination of the fair value adjustments on the retroactive reinsurance contracts for which we have elected the fair value option is described in Note 12 - "Fair Value Measurements".
As of December 31, 2019 and 2018, we had reinsurance balances recoverable on paid and unpaid losses of approximately $2,379.9 million and $2,029.7 million, respectively. The increase of $350.2 million in reinsurance balances recoverable on paid and unpaid losses was primarily due to the AmTrust RITC and Zurich reinsurance transactions, which closed during the first and fourth quarters of 2019, respectively, and reserve increases in StarStone and our non-life run-off segment, offset by commutations and cash collections made during the year ended December 31, 2019.
Top Ten Reinsurers

	December 31, 2019					December 31, 2018
	Non-life Run-off	Atrium	StarStone	Total	% of Total	Non-life Run-off	Atrium	StarStone	Total	% of Total
Top ten reinsurers	$1,154,110	$22,051	$388,171	$1,564,332	65.7%	$1,124,079	$25,239	$263,192	$1,412,510	69.6%
Other reinsurers > $1 million	551,636	7,761	233,871	793,268	33.4%	364,098	12,091	220,123	596,312	29.4%
Other reinsurers < $1 million	19,243	545	2,502	22,290	0.9%	16,211	1,182	3,448	20,841	1.0%
Total	$1,724,989	$30,357	$624,544	$2,379,890	100.0%	$1,504,388	$38,512	$486,763	$2,029,663	100.0%

	December 31, 2019	December 31, 2018
Information regarding top ten reinsurers:
Number of top 10 reinsurers rated A- or better	8	7
Number of top 10 non-rated reinsurers (1)	2	3

Recoverables rated A- or better in top 10	$1,292,207	$1,096,272
Collaterized non-rated reinsurers recoverables in top 10 (1)	272,125	316,238
	$1,564,332	$1,412,510

Single reinsurers that represent 10% or more of total reinsurance balance recoverables as of December 31, 2019:

Hannover Ruck SE (2)	$261,295	$279,723
Lloyd's Syndicates (3)	$411,030	$334,509
(1) For the two non-rated reinsurers as of December 31, 2019 and three non-rated reinsurers as at December 31, 2018, we hold security in the form of pledged assets in trust or letters of credit issued to us in the full amount of the recoverable.
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
The following table shows our reinsurance balances recoverable on paid and unpaid losses by rating of reinsurer and our provisions for uncollectible reinsurance balances recoverable on paid and unpaid losses ("provisions for bad debt") as of December 31, 2019 and 2018. The majority of the provisions for bad debt relate to the Non-life Run-off segment.

	2019				2018
	Gross	Provisions for Bad Debt	Net	Provisions as a % of Gross	Gross	Provisions for Bad Debt	Net	Provisions as a % of Gross
Reinsurers rated A- or above	$1,904,268	$43,427	$1,860,841	2.3%	$1,612,464	$51,519	$1,560,945	3.2%
Reinsurers rated below A-, secured	487,608	—	487,608	—%	430,852	—	430,852	—%
Reinsurers rated below A-, unsecured	135,653	104,212	31,441	76.8%	143,079	105,213	37,866	73.5%
Total	$2,527,529	$147,639	$2,379,890	5.8%	$2,186,395	$156,732	$2,029,663	7.2%

9. DEFERRED CHARGE ASSETS
Deferred charge assets relate to retroactive reinsurance policies providing indemnification of losses and LAE with respect to past loss events in the Non-life Run-off segment. For insurance and reinsurance contracts for which we do not elect the fair value option, a deferred charge asset is recorded for the excess, if any, of the estimated ultimate losses payable over the premiums received at the initial measurement. The premium consideration that we charge the ceding companies may be lower than the undiscounted estimated ultimate losses payable due to the time value of money. After receiving the premium consideration in full from our cedents at the inception of the contract, we invest the premium received over an extended period of time thereby generating investment income. We expect to generate profits from these retroactive reinsurance policies when taking into account the premium received and expected investment income, less contractual obligations and expenses. Further information on deferred charge assets recorded during the years ended December 31, 2019, 2018 and 2017 is included in Note 4 - "Significant New Business".
Deferred charge assets are included in other assets on our consolidated balance sheets. The following table presents a reconciliation of the deferred charge assets for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Beginning carrying value	$86,585	$80,192	$94,551
Recorded during the year	224,504	20,174	—
Amortization	(38,627)	(13,781)	(14,359)
Ending carrying value	$272,462	$86,585	$80,192

Deferred charge assets are amortized over the estimated claim payment period of the related contract with the periodic amortization reflected in earnings as a component of losses and LAE. Deferred charge assets amortization is adjusted at each reporting period to reflect new estimates of the amount and timing of remaining loss payments. Changes in the estimated amount and the timing of payments of unpaid losses may have an effect on the unamortized deferred charge assets and the amount of periodic amortization. When liabilities for losses and LAE are commuted or bought back, they are removed from the estimates for the remaining loss payments, and this will generally result in an acceleration of the amortization of the deferred charge assets. Deferred charge assets are assessed at each reporting period for impairment. If the asset is determined to be impaired, it is written down in the period in which the determination is made. For the year ended December 31, 2019, we completed our assessment for impairment of deferred charge assets and concluded that there had been $nil impairment of our carried deferred charge assets amount.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. LOSSES AND LOSS ADJUSTMENT EXPENSES
The liability for losses and loss adjustment expenses ("LAE"), also referred to as loss reserves, represents our gross estimates before reinsurance for unpaid reported losses and losses that have been incurred but not reported ("IBNR") for our Non-life Run-off, Atrium and StarStone segments using a variety of actuarial methods. We recognize an asset for the portion of the liability that we expect to recover from reinsurers. LAE reserves include allocated loss adjustment expenses ("ALAE"), and unallocated loss adjustment expenses ("ULAE"). ALAE are linked to the settlement of an individual claim or loss, whereas ULAE are based on our estimates of future costs to administer the claims. IBNR represents reserves for losses and LAE that have been incurred but not yet reported to us. This includes amounts for unreported claims, development on known claims and reopened claims.
The following table summarizes the liability for losses and LAE by segment and for our other activities as of December 31, 2019 and 2018:

	2019
	Non-life Run-off	Atrium	StarStone	Other	Total
Outstanding losses	$4,407,082	$89,141	$888,794	$9,512	$5,394,529
IBNR	3,945,407	136,543	962,353	13,565	5,057,868
Fair value adjustments - acquired companies	(170,689)	3,700	(522)	—	(167,511)
Fair value adjustments - fair value option	(217,933)	—	—	—	(217,933)
ULAE	331,494	2,288	28,503	—	362,285
Total	$8,295,361	$231,672	$1,879,128	$23,077	$10,429,238

Reconciliation to Consolidated Balance Sheet:
Losses and loss adjustment expenses	$5,674,239	$231,672	$1,879,128	$23,077	$7,808,116
Losses and loss adjustment expenses, at fair value	2,621,122	—	—	—	2,621,122
Total	$8,295,361	$231,672	$1,879,128	$23,077	$10,429,238

	2018
	Non-life Run-off	Atrium	StarStone	Other	Total
Outstanding losses	$4,271,769	$94,885	$796,194	$6,052	$5,168,900
IBNR	3,527,767	140,521	787,894	12,809	4,468,991
Fair value adjustments- acquired companies	(217,527)	3,476	(467)	—	(214,518)
Fair value adjustments - fair value option	(374,752)	—	—	—	(374,752)
ULAE	333,405	2,402	25,076	—	360,883
Total	$7,540,662	$241,284	$1,608,697	$18,861	$9,409,504

Reconciliation to Consolidated Balance Sheet:
Losses and loss adjustment expenses	$4,666,607	$241,284	$1,608,697	$18,861	$6,535,449
Losses and loss adjustment expenses, at fair value	2,874,055	—	—	—	2,874,055
Total	$7,540,662	$241,284	$1,608,697	$18,861	$9,409,504

The overall increase in the liability for losses and LAE between December 31, 2018 and December 31, 2019 was primarily attributable to the assumed reinsurance agreements with Zurich, Maiden Re Bermuda, Amerisure and AmTrust, as described in Note 4 - "Significant New Business" in our Non-life Run-off segment.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides a consolidated reconciliation of the beginning and ending liability for losses and LAE for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Balance as at January 1	$9,409,504	$7,398,088	$5,987,867
Less: reinsurance reserves recoverable	1,867,841	1,870,033	1,388,193
Less: deferred charge assets on retroactive reinsurance	86,585	80,192	94,551
Net balance as at January 1	7,455,078	5,447,863	4,505,123
Net incurred losses and LAE:
Current period	823,658	689,782	437,853
Prior periods	48,917	(235,757)	(244,302)
Total net incurred losses and LAE	872,575	454,025	193,551
Net paid losses:
Current period	(200,264)	(189,560)	(82,273)
Prior periods	(1,669,004)	(1,194,985)	(862,921)
Total net paid losses	(1,869,268)	(1,384,545)	(945,194)
Effect of exchange rate movement	48,695	(145,243)	158,429
Acquired on purchase of subsidiaries	686	1,310,874	10,251
Assumed business	1,586,307	1,772,104	1,525,703
Ceded business	(47,018)	—	—
Net balance as at December 31	8,047,055	7,455,078	5,447,863
Plus: reinsurance reserves recoverable	2,109,721	1,867,841	1,870,033
Plus: deferred charge assets on retroactive reinsurance	272,462	86,585	80,192
Balance as at December 31	$10,429,238	$9,409,504	$7,398,088

The tables below provide the components of net incurred losses and LAE by segment and for our other activities for the years ended December 31, 2019, 2018 and 2017:

	2019
	Non-life Run-off	Atrium	StarStone	Other	Total
Net losses paid	$1,247,624	$78,189	$531,633	$11,822	$1,869,268
Net change in case and LAE reserves	(530,891)	3,534	25,967	3,460	(497,930)
Net change in IBNR reserves	(813,582)	(4,782)	166,427	756	(651,181)
Increase (reduction) in estimates of net ultimate losses	(96,849)	76,941	724,027	16,038	720,157
Increase (reduction) in provisions for unallocated LAE	(57,404)	—	3,441	—	(53,963)
Amortization of deferred charge assets	38,627	—	—	—	38,627
Amortization of fair value adjustments	50,070	335	168	—	50,573
Changes in fair value - fair value option	117,181	—	—	—	117,181
Net incurred losses and LAE	$51,625	$77,276	$727,636	$16,038	$872,575

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2018
	Non-life Run-off	Atrium	StarStone	Other	Total
Net losses paid	$838,817	$64,506	$477,130	$4,092	$1,384,545
Net change in case and LAE reserves	(547,420)	6,331	75,887	4,808	(460,394)
Net change in IBNR reserves	(565,385)	4,091	113,879	7,999	(439,416)
Increase (reduction) in estimates of net ultimate losses	(273,988)	74,928	666,896	16,899	484,735
Increase (reduction) in provisions for unallocated LAE	(65,401)	—	6,753	—	(58,648)
Amortization of deferred charge assets	13,781	—	—	—	13,781
Amortization of fair value adjustments	12,877	(5,118)	(266)	—	7,493
Changes in fair value - fair value option	6,664	—	—	—	6,664
Net incurred losses and LAE	$(306,067)	$69,810	$673,383	$16,899	$454,025

	2017
	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$581,723	$55,678	$307,793	$945,194
Net change in case and LAE reserves	(381,053)	8,338	31,685	(341,030)
Net change in IBNR reserves	(390,727)	7,679	(23,540)	(406,588)
Increase (reduction) in estimates of net ultimate losses	(190,057)	71,695	315,938	197,576
Increase (reduction) in provisions for bad debt	(1,536)	159	—	(1,377)
Increase (reduction) in provisions for unallocated LAE	(53,810)	285	(187)	(53,712)
Amortization of deferred charge assets	14,359	—	—	14,359
Amortization of fair value adjustments	10,114	(2,720)	(945)	6,449
Changes in fair value - fair value option	30,256	—	—	30,256
Net incurred losses and LAE	$(190,674)	$69,419	$314,806	$193,551

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
Asbestos and Environmental
In establishing the reserves for losses and LAE related to asbestos and environmental claims, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, reserves have been established to cover additional exposures on both known and unreported claims. Estimates of the reserves are reviewed and updated continually. Developed case law and claim histories are still evolving for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in valuing asbestos and environmental claims are not likely to be resolved in the near future. Ultimate values for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of our potential losses for these claims. There can be no assurance that the reserves established by us will be adequate or will not be adversely affected by the development of other latent exposures. The net liability for unpaid losses and LAE as of December 31, 2019 and 2018 included $2,078.3 million and $1,703.6 million, respectively, which represented an estimate of the net ultimate liability for asbestos and environmental claims. The gross liability for such claims as of December 31, 2019 and 2018 was $2,259.6 million and $1,839.7 million, respectively. For the years ended December 31, 2019 and 2018, our reserves for asbestos and environmental liabilities increased by $419.9 million and decreased by $152.4 million on a gross

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis, respectively, and increased by $374.7 million and decreased by $159.6 million on a net basis, respectively. The increase in 2019 was primarily due to acquisition activity and the decrease in 2018 was primarily due to net paid losses, foreign exchange and net favorable development, partially offset by acquisition activity.
Disclosures of Incurred and Paid Loss Development, IBNR, Claims Counts and Payout Percentages
The loss development tables disclosed below, sets forth our historic incurred and paid loss development by accident year through December 31, 2019, net of reinsurance, as well as the cumulative number of reported claims, IBNR balances, and other supplementary information.
The loss development tables disclosed below are presented as follows:

•
Non-Life Run-off - Presented by acquisition year, if significant, and further disaggregated, if significant, by line of business within that acquisition year. The disaggregated lines of business include General Casualty, Workers’ Compensation, Marine, Aviation and Transportation, Professional Indemnity / Directors & Officers and Motor.

•
Atrium - The loss development disclosures for our Atrium segment have not been disaggregated further by line of business as the segment comprised approximately only 2% of our total consolidated liability for losses and LAE as of December 31, 2019 and was, therefore, not considered material for further disaggregation.

•
StarStone - All the lines of business related to the StarStone segment have been included within the loss development disclosures below, namely, Casualty, Marine, Property, Aerospace and Workers’ Compensation.

Incurred and Paid Loss Development and IBNR Disclosures
For each acquisition year and/or line of business for which incurred losses and allocated loss adjustment expenses, net of reinsurance tables have been provided below, the disclosure approach and format adopted reflects the following:

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

•
In the incurred loss development tables, the incurred effect of agreeing a commutation or policy buyback is included in the period in which the commutation or policy buyback is contractually agreed. We reflect the net incurred loss development arising from a commutation or policy buyback in the fiscal year in which a commutation or policy buyback is contractually agreed, and the net incurred loss development is allocated to the appropriate accident year. The claim will generally have been adjusted throughout its lifetime and the amounts recorded in prior years (supplementary information) remain unchanged in our tables, such that the incurred amount that we recognize in the year in which a commutation or policy buyback is contractually agreed represents the effect of the commutation or policy buyback settlement compared to the carried net loss and LAE reserve balance in the prior year. We do not recast prior years to remove commuted or bought back

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claims, as such practice would eliminate any historical favorable or adverse development we may have experienced on our commuted loss and LAE reserves. Reserves that have been commuted or bought back are not adjusted in future years but the commuted or bought back value remains in our total incurred losses;

•
In the cumulative paid losses tables, we reflect the amount of the commutation or policy buyback settlements in the year in which they are actually paid or received, and the net payment is allocated to the appropriate accident year. The claim or recoverable may have recorded payments or receipts throughout its lifetime and amounts recorded in prior years (supplementary information) remain unchanged in our tables, such that the amounts paid or received that we recognize in the year in which a commutation or policy buyback is paid or received represents the amount actually paid or received. We do not recast prior years to remove payments or receipts related to commutations or policy buybacks, as we consider commutations and policy buybacks a key component of our business and reflective of our ability to effectively manage acquired losses and LAE liabilities. Payments relating to commutations and policy buybacks are not adjusted in future years but the payments remain in our total cumulative paid losses;

•
The amounts included within the loss development tables for the years ended December 31, 2010 through to December 31, 2018 (April 1, 2014 through to December 31, 2018 in the case of StarStone since its date of acquisition), as well as the historical average annual percentage payout ratios as of December 31, 2019, are presented as supplementary information and are therefore unaudited;

•	All data presented within the loss development tables is net of reinsurance recoveries, excluding provisions for uncollectible reinsurance recoverables;

•
All data presented within the loss development tables is net of intercompany activity, including the Intra-Group Cessions within the StarStone segment. On May 14, 2018, we completed the acquisition of KaylaRe and subsequently eliminated all the related intercompany balances. In the loss development disclosures provided in our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, the StarStone loss triangles were presented net of the external reinsurance provided by KaylaRe since it was not a consolidated subsidiary at that time. However, after the acquisition of KaylaRe in May 2018, the reinsurance arrangement with StarStone became an intercompany transaction and was eliminated on consolidation. In addition, the StarStone loss development disclosures relating to the prior years (supplementary information) were retrospectively recast as if KaylaRe had always been a consolidated subsidiary, to allow for comparability between fiscal years;

•	The IBNR reserves included within each incurred loss development table by accident year, reflect the net IBNR recorded as of December 31, 2019, including expected development on reported losses;

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

•
For the Non-life Run-off segment we have also presented the net incurred and paid losses and ALAE information by calendar year as well as IBNR and claim counts for accident years older than 10 years on a single row within the loss development tables. This presentation differs from the typical approach where only the net outstanding losses and LAE reserves are presented as a reconciling item at the bottom of the loss development tables. The additional detailed disclosures are provided on a voluntary basis and the inclusion of the disclosures is to provide additional information to the users of our financial statements and to also enable the reconciliation of our total loss reserves by acquisition year and by significant line of business.

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
The historical amounts disclosed within the loss development tables for all lines of business presented below

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are on a constant-currency basis, which is achieved by using constant foreign exchange rates between periods in the loss development tables, and translating prior period amounts denominated in currencies other than the U.S. dollar, which is our reporting currency, using the closing exchange rates as of December 31, 2019.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Payout Percentages

•
Non-life Run-off - The annual percentage payout disclosures for our Non-life Run-off segment are based on the payout of incurred claims by age, net of reinsurance. For our Non-life Run-off segment, claims aging reflects the number of years that have lapsed since the original acquisition of the related net liability for losses and LAE reserves to the date the claim is paid. There may be occasions where, due to our claims management strategies (including commutations and policy buy-backs) or due to the timing of claims payments relative to the associated recovery, the cash received from reinsurance recoveries is greater than the cash paid out to our claimants, (i.e. a net recovery rather than a net payout for a particular calendar year), thereby resulting in a negative annual percentage payout for that calendar year.

•	Atrium and StarStone - The average annual percentage payout disclosures for our Atrium and StarStone segments are based on the payout of incurred claims by age, net of reinsurance.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Life Run-off Segment
The table below provides a reconciliation of the beginning and ending reserves for losses and LAE for the years ended December 31, 2019, 2018 and 2017 for the Non-life Run-off segment:

	2019	2018	2017
Balance as at January 1	$7,540,662	$5,949,472	$4,716,363
Less: reinsurance reserves recoverable	1,366,123	1,377,485	1,000,953
Less: deferred charge assets on retroactive reinsurance	86,585	80,192	94,551
Net balance as at January 1	6,087,954	4,491,795	3,620,859
Net incurred losses and LAE:
Current period	123,559	12,451	5,866
Prior periods	(71,934)	(318,518)	(196,540)
Total net incurred losses and LAE	51,625	(306,067)	(190,674)
Net paid losses:
Current period	(64,820)	(5)	(2,835)
Prior periods	(1,182,804)	(838,812)	(578,888)
Total net paid losses	(1,247,624)	(838,817)	(581,723)
Effect of exchange rate movement	47,355	(132,632)	138,772
Acquired on purchase of subsidiaries	686	1,111,839	10,251
Assumed business	1,586,307	1,761,836	1,494,310
Ceded business	(47,018)	—	—
Net balance as at December 31	6,479,285	6,087,954	4,491,795
Plus: reinsurance reserves recoverable	1,543,614	1,366,123	1,377,485
Plus: deferred charge assets on retroactive reinsurance	272,462	86,585	80,192
Balance as at December 31	$8,295,361	$7,540,662	$5,949,472

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net incurred losses and LAE in the Non-life Run-off segment for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019			2018			2017
	Prior Period	Current Period	Total	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$1,182,804	$64,820	$1,247,624	$838,812	$5	$838,817	$578,888	$2,835	$581,723
Net change in case and LAE reserves	(553,996)	23,105	(530,891)	(552,124)	4,704	(547,420)	(381,450)	397	(381,053)
Net change in IBNR reserves	(848,776)	35,194	(813,582)	(573,127)	7,742	(565,385)	(393,100)	2,373	(390,727)
Increase (reduction) in estimates of net ultimate losses	(219,968)	123,119	(96,849)	(286,439)	12,451	(273,988)	(195,662)	5,605	(190,057)
Reduction in provisions for bad debt	—	—	—	—	—	—	(1,536)	—	(1,536)
Increase (reduction) in provisions for unallocated LAE	(57,844)	440	(57,404)	(65,401)	—	(65,401)	(54,071)	261	(53,810)
Amortization of deferred charge assets	38,627	—	38,627	13,781	—	13,781	14,359	—	14,359
Amortization of fair value adjustments	50,070	—	50,070	12,877	—	12,877	10,114	—	10,114
Changes in fair value - fair value option	117,181	—	117,181	6,664	—	6,664	30,256	—	30,256
Net incurred losses and LAE	$(71,934)	$123,559	$51,625	$(318,518)	$12,451	$(306,067)	$(196,540)	$5,866	$(190,674)

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
Year Ended December 31, 2019
The increase in net incurred losses and LAE for the year ended December 31, 2019 of $51.6 million included net incurred losses and LAE of $123.6 million related to current period net earned premium. Excluding current period net incurred losses and LAE of $123.6 million, the reduction in net incurred losses and LAE liabilities relating to prior periods was $71.9 million, which was attributable to a reduction in estimates of net ultimate losses of $220.0 million, a reduction in provisions for unallocated LAE of $57.8 million relating to 2019 run-off activity, partially offset by the amortization of the deferred charge assets of $38.6 million, amortization of fair value adjustments of $50.1 million and an increase in the fair value of liabilities of $117.2 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option.
Drivers of the change in estimates of net ultimate losses:
The reduction in estimates of prior period net ultimate losses of $220.0 million for the year ended December 31, 2019 included a net reduction in case and IBNR reserves of $1,402.8 million, partially offset by net losses paid of $1,182.8 million. For the year ended December 31, 2019, the overall change in our estimates of net ultimate losses related to prior periods by line of business within our Non-life Run-off was as presented in the table below:

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Net losses paid	Net change in case and LAE reserves	Net change in IBNR reserves	Increase (reduction) in estimates of net ultimate losses
Asbestos	$118,557	$35,003	$(146,749)	$6,811
Environmental	16,899	13,796	(15,707)	14,988
General Casualty	175,044	(89,968)	(91,818)	(6,742)
Workers' Compensation	208,961	(156,435)	(188,944)	(136,418)
Marine, aviation and transit	82,058	(77,958)	(24,508)	(20,408)
Construction defect	32,078	(8,313)	(25,025)	(1,260)
Professional indemnity/ Directors & Officers	103,413	(36,986)	(104,984)	(38,557)
Motor	276,563	(134,127)	(179,887)	(37,451)
Property	94,093	(73,259)	(7,358)	13,476
All Other	75,138	(25,749)	(63,796)	(14,407)
Total	$1,182,804	$(553,996)	$(848,776)	$(219,968)

The significant drivers of the results in the table above are explained below.
Workers' Compensation
A $136.4 million reduction in estimates of net ultimate losses in our workers' compensation line of business arose across multiple portfolios, where reported loss development was generally significantly less than expected development. The lower than expected actual development was driven by significant proactive settlement activity on individual claimants where we were able to settle claims lower than the case reserve estimates. For example, in two of our portfolios we observed favorable reported loss development, where we paid $39.3 million in loss payments to release a corresponding $53.6 million of associated case reserves for $14.3 million in favorable reported loss development. These settlement activities and the favorable actual loss development versus expected loss development, lead to a change in the actuarial assumptions in the annual reserve study that reflect this favorable loss development. For workers compensation, we paid $209.0 million offset by a reduction in case reserves of $156.4 million and reduction in IBNR reserve of $188.9 million.
We also continue to actively seek to commute policies when possible, and where the commutation of the policy is settled at a level below the carried value of the loss reserves, we record a reduction in our estimates of net ultimate losses. During the year ended December 31, 2019, we completed 6 commutations across several portfolios that contributed to a $6.1 million reduction in estimates of net ultimate losses.
Professional Indemnity/Directors & Officers
A $38.6 million reduction in estimates of net ultimate losses in our professional indemnity/directors’ & officers’ line of business arose based on the annual actuarial analysis which reflected the better than expected loss development during 2019. As part of the reserve analysis, an in-depth review of recently acquired portfolios’ ceded reinsurance program led to an increase in the ceded reinsurance asset of $13.5 million, which is a reduction in net ultimate losses.
Asbestos
A $6.8 million increase in estimates of net ultimate losses in our asbestos line of business arose primarily due to changes in our actuarial assumptions related to dismissal rates. During 2019, the number of new defendants and filed claims was less than expected but this was offset by a lowering of the dismissal rate. In asbestos, the dismissal rates are extremely high as many of the claims do not have merit against the insured. However, we have seen a trend in both US and UK exposure of the dismissal rate trending down in the range of 2 to 3 percentage points.
Similar to workers’ compensation business, during the year ended December 31, 2019, we completed 6 commutations across several portfolios that contributed to a $9.8 million reduction in estimates of net ultimate losses.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All Other
All other line of business changes in estimates of net ultimate losses were primarily due to the application of our reserving methodologies, favorable actual versus expected loss development and proactive claim management.
Other Components of Net incurred Losses and LAE
The reduction of $57.8 million in provisions for unallocated LAE was due to a reduction in our estimate of the total future costs to administer the claims.
The increase in the fair value of liabilities for which we have elected the fair value option of $117.2 million was primarily due to changes in the discount rate and the application of the discount rate to the updated expected cash flow patterns.
The amortization of fair value adjustments of $50.1 million was related to the fair value adjustments associated with the acquisition of companies. On acquisition, we are required to fair value the net assets acquired, including the reinsurance balances recoverable and the liability for losses and LAE. The resulting fair value adjustments are then amortized over the expected life of the reinsurance balances recoverable and the liability for losses and LAE.
The amortization of deferred charge assets of $38.6 million was associated with retroactive reinsurance contracts where, at the inception of the contract, the estimated ultimate losses payable was in excess of premium received. Deferred charge assets are amortized over the estimated claim payment period of the related contract and are adjusted periodically to reflect new estimates of the amount and timing of the remaining loss payments.
Year Ended December 31, 2018
The reduction in net incurred losses and LAE for the year ended December 31, 2018 of $306.1 million included net incurred losses and LAE of $12.5 million related to current period net earned premium from previously acquired businesses that renewed certain policies while being run-off. Excluding current period net incurred losses and LAE of $12.5 million, the reduction in net incurred losses and LAE liabilities relating to prior periods was $318.5 million, which was attributable to a reduction in estimates of net ultimate losses of $286.4 million, and a reduction in provisions for unallocated LAE of $65.4 million, relating to 2018 run-off activity, partially offset by an increase in the fair value of liabilities of $6.7 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, the amortization of the deferred charge assets of $13.8 million and the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $12.9 million.
Drivers of the change in estimates of net ultimate losses:
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Workers' Compensation
The $154.6 million reduction in estimates of net ultimate losses in our workers' compensation line of business in 2018 arose across multiple portfolios, where reported incurred loss development was generally significantly less than expected. When actual development is less than expected for a sustained period of time across a significant volume of exposures, an updated actuarial analysis tends to indicate reductions in IBNR reserves. Updates to actuarial analysis, factoring in the less-than-expected reported incurred loss development for the year, is the primary driver of the $154.6 million reduction to Workers' Compensation net ultimate loss estimates.
For certain of our portfolios, the lower than expected actual development was driven by significant proactive settlement activity on individual claimants where we were able to close open claims earlier than was indicated by the original payout pattern, and in other portfolios, based on the review of recent loss development activity we revised our actuarial development "tail factor" assumption, which led to a reduction in net ultimate losses. For example, in one portfolio we observed favorable incurred loss development, primarily relating to accident years 1995 through 2005 where we paid $22.7 million in loss payments to release a corresponding $37.0 million of associated case reserves for $14.3 million in favorable incurred loss development.
For recently acquired portfolios of workers' compensation business, we have utilized our subsidiary, Paladin Managed Care Services ("Paladin"), to assist us in reviewing claims. Paladin generally produces savings related to medical expense liabilities over and above savings achieved by prior vendors of such services, and the savings lead to actual development that is less than expected, thereby driving reductions to the estimates of net ultimate losses. In one particular program, our claims personnel pursued a proactive strategy of settling with numerous workers' compensation claimants whose injuries arose in recent accident years. For this portfolio, the claims team reduced the open inventory of claims by 78% during 2018. This reduction in exposure, when incorporated into an updated actuarial analysis, led to a reduction in our estimate of ultimate net losses of $30.2 million, primarily relating to accident years 2010 through 2014.
We also continue to actively seek to commute policies when possible, and where the commutation of the policy is settled at a level below the carried value of the loss reserves, we record a reduction in our estimates of net ultimate losses. During the year ended December 31, 2018, we completed 7 commutations across several portfolios that contributed to an $11.2 million the reduction in estimates of net ultimate losses.
Asbestos
The $64.9 million reduction in estimates of net ultimate losses in our asbestos line of business arose primarily due to one asbestos portfolio where lower than expected volume of claims reported and a lower than expected severity on claims settled in the period, when projected to net ultimate losses through actuarial methodologies, resulted in a significant reduction in estimates of net ultimate losses. The volume of claims reported was 3% less than expected and the average cost per claim was 5% less than expected. Across our other asbestos portfolios, we completed 8 commutations and 2 policy buy-backs contributing to a $9.5 million reduction in estimates of net ultimate losses.
All Other
All other line of business changes in estimates of net ultimate losses were primarily due to the application of our reserving methodologies, favorable actual versus expected loss development, claim management and commutations.
Other Components of Net incurred Losses and LAE
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2017
The reduction in net incurred losses and LAE for the year ended December 31, 2017 of $190.7 million included net incurred losses and LAE of $5.9 million related to current period net earned premium from previously acquired businesses that renewed certain policies while being run-off. Excluding current period net incurred losses and LAE of $5.9 million, the reduction in net incurred losses and LAE liabilities relating to prior periods was $196.5 million, which was attributable to a reduction in estimates of net ultimate losses of $195.7 million, and a reduction in provisions for unallocated LAE of $54.1 million, relating to 2017 run-off activity, partially offset by an increase in the fair value of unallocated liabilities of $30.3 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, the amortization of the deferred charge assets of $14.4 million and the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $10.1 million.
Drivers of the change in estimates of net ultimate losses:
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
Workers' Compensation
The $155.0 million reduction in estimates of net ultimate losses in our workers' compensation line of business arose primarily in five separate portfolios. Across these five portfolios, the reported incurred loss development was generally significantly lower than expected. When actual development is less than expected for a sustained period of time, across a significant volume of exposures, an updated actuarial analysis tends to indicate reductions in IBNR reserves. In addition, we continue to proactively manage and settle claims where possible, commute policies if appropriate and, through Paladin, we are able to achieve significant savings on medical costs through active claims management strategies over the life of the reported claims. All of these items reduce the estimates of net ultimate losses.

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
Asbestos
The $27.0 million increase in estimates of net ultimate losses in our asbestos line of business resulted from a ground-up study performed by a consulting actuarial firm on one of our portfolios. This study resulted in the recording of additional reserves of $60.5 million due to a small number of accounts that experienced an increase in the notification of claims which are expected to attach to the excess policies that we reinsure. This increase was partially offset by favorable development of $33.5 million in our other portfolios of asbestos exposures arising primarily from lower than expected claim notifications
All Other
All other line of business changes in estimates of net ultimate losses were primarily due to the application of our reserving methodologies, favorable actual versus expected loss development, claim management and commutations.
Other Components of Net incurred Losses and LAE
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disclosures of Incurred and Paid Loss Development, IBNR, Claims Counts and Payout Percentages
The following tables provides a breakdown of gross and net losses and LAE reserves, consisting of Outstanding Loss Reserve ("OLR") and IBNR by line of business and adjustments for fair value resulting from business combinations, adjustments for where we elected the fair value option, deferred charge assets and ULAE, as of December 31, 2019 and 2018:

	2019
	Gross			Net
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Asbestos	$542,681	$1,373,678	$1,916,359	$490,117	$1,271,982	$1,762,099
Environmental	187,165	156,121	343,286	173,878	142,351	316,229
General casualty	501,863	489,129	990,992	399,396	421,426	820,822
Workers' compensation/personal accident	1,270,530	977,808	2,248,338	963,578	751,074	1,714,652
Marine, aviation and transit	290,067	121,577	411,644	244,611	100,135	344,746
Construction defect	29,772	98,312	128,084	29,245	94,888	124,133
Professional indemnity/Directors & Officers	693,760	265,490	959,250	485,478	170,926	656,404
Motor	480,668	233,806	714,474	317,829	165,543	483,372
Property	140,620	63,604	204,224	122,010	56,450	178,460
Other	269,956	165,882	435,838	208,647	97,573	306,220
	$4,407,082	$3,945,407	$8,352,489	$3,434,789	$3,272,348	$6,707,137
Fair value adjustments			(170,689)			(157,036)
Fair value adjustments - fair value option			(217,933)			(129,848)
Deferred charge on retroactive reinsurance			—			(272,462)
ULAE			331,494			331,494
Total			$8,295,361			$6,479,285

	2018
	Gross			Net
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Asbestos	$341,544	$1,275,476	$1,617,020	$321,356	$1,171,754	$1,493,110
Environmental	96,665	126,035	222,700	93,095	117,384	210,479
General casualty	500,033	379,484	879,517	416,097	298,612	714,709
Workers' compensation/personal accident	1,454,178	832,615	2,286,793	1,115,116	537,782	1,652,898
Marine, aviation and transit	301,783	72,888	374,671	227,994	78,023	306,017
Construction defect	20,712	99,288	120,000	19,310	94,736	114,046
Professional indemnity/Directors & Officers	603,665	216,839	820,504	426,020	166,898	592,918
Motor	564,307	321,992	886,299	414,847	304,874	719,721
Property	168,267	37,631	205,898	160,873	36,817	197,690
Other	220,615	165,519	386,134	175,289	111,453	286,742
	$4,271,769	$3,527,767	$7,799,536	$3,369,997	$2,918,333	$6,288,330
Fair value adjustments			(217,527)			(203,183)
Fair value adjustments - fair value option			(374,752)			(244,013)
Deferred charge on retroactive reinsurance			—			(86,585)
ULAE			333,405			333,405
Total			$7,540,662			$6,087,954

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
The following table provides a summary of our net loss reserves, prior to provisions for bad debt, fair value adjustments, deferred charge assets and ULAE as of December 31, 2019, by year of acquisition and by significant line of business:

	Acquisition Year
	2009 and Prior	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	Total
Asbestos	$180,887	$36,371	$—	$—	$7,973	$—	$673	$387,808	$729,749	$60,424	$336,925	$1,740,810
Environmental	44,461	10,364	—	—	—	—	—	101,649	26,798	17,247	108,094	308,613
General casualty	60,400	13,409	24,072	12,082	14,695	30,313	46,838	5,389	59,432	305,370	241,541	813,541
Workers' compensation/personal accident	3,362	49,828	145,975	3,986	58,316	—	331,383	266,932	73,069	385,223	392,454	1,710,528
Marine, aviation and transit	8,890	2,638	3,256	—	—	13,762	1,589	—	81,037	139,908	91,909	342,989
Construction defect	—	18	55	—	—	—	46,906	18,982	22,973	—	35,198	124,132
Professional indemnity/Directors & Officers	9,438	5,021	8,619	28,274	—	35,795	—	77,685	—	326,157	164,271	655,260
Motor	25,131	5,756	217	500	660	250	14,785	203	4,453	406,545	22,099	480,599
Property	3,957	4,058	298	6,199	—	14,127	3,581	—	455	66,755	78,785	178,215
All Other	17,889	13,843	422	6,295	3,361	5,587	7,600	26,528	118,979	16,562	84,344	301,410
Total	$354,415	$141,306	$182,914	$57,336	$85,005	$99,834	$453,355	$885,176	$1,116,945	$1,724,191	$1,555,620	$6,656,097

The table below reconciles the net loss reserves, prior to provisions for bad debt, fair value adjustments, deferred charge assets and ULAE as of December 31, 2019, by significant line of business to the line of business table presented above:

	2019
	Total Net Reserves per all Acquisition Years	Provision for Bad Debt	Total Net Reserves
Asbestos	$1,740,810	$21,289	$1,762,099
Environmental	308,613	7,616	316,229
General casualty	813,541	7,281	820,822
Workers' compensation/personal accident	1,710,528	4,124	1,714,652
Marine, aviation and transit	342,989	1,757	344,746
Construction defect	124,132	1	124,133
Professional indemnity/Directors & Officers	655,260	1,144	656,404
Motor	480,599	2,773	483,372
Property	178,215	245	178,460
All Other	301,410	4,810	306,220
Total	$6,656,097	$51,040	$6,707,137

Loss development tables have been provided for acquisition years 2010 through 2019. In addition, the workers' compensation line of business in the 2015 acquisition year; the workers' compensation line of business in the 2016 acquisition year; the general casualty, workers' compensation, marine, aviation & transit, professional indemnity/directors & officers and motor lines of business in the 2018 acquisition year; and the general casualty, workers' compensation and professional indemnity/directors & officers lines of business in the 2019 acquisition year are significant and we have provided additional loss development tables for those lines of business within those acquisition years.
Our non-life run-off segment is unique within the insurance industry in that legacy reserves are continuously being acquired and added to this segment through business acquisitions or through retroactive reinsurance agreements.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accordingly, it would not be appropriate to extrapolate redundancies or deficiencies into the future from the loss development tables provided below. Acquired and assumed reserves arising from business acquisitions and retroactive reinsurance agreements are presented on a full prospective basis.
The following tables set forth information about incurred and paid loss development, total IBNR reserves and cumulative loss frequency related to our 2010 through 2019 acquisition years within the Non-Life Run-off segment as of December 31, 2019. In addition, we have also presented loss development tables for the significant lines of business within certain acquisition years. The information related to incurred and paid loss development for the years ended December 31, 2010 through 2018 is presented as supplementary information and is therefore unaudited.

Business Acquired and Contracts Incepting in the Year Ended December 31, 2010

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance												As of December 31, 2019
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019	IBNR	Cumulative Number of Claims
2009 and Prior	$1,092,197	$1,086,671	$1,044,111	$1,058,458	$1,012,046	$929,888	$903,954	$839,798	$800,104	$800,341	$788,475	$42,290	163,994
	$1,092,197										$788,475	$42,290	163,994

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For The Years Ended December 31,
Accident Year		2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019
2009 and Prior		$102,123	$261,446	$428,312	$511,054	$553,769	$567,605	$584,306	$612,530	$630,627	$647,169
											$647,169
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance											$141,306

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2011

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance											As of December 31, 2019
			For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019	IBNR	Cumulative Number of Claims
2009 and Prior	$596,121	$621,742	$586,636	$490,822	$424,001	$370,995	$315,912	$270,905	$256,864	$235,348	$23,721	112,787
2010	285	412	449	141	140	140	140	142	142	142	—	26
2011	—	102	36	45	54	61	71	79	86	93	—	19
2012	—		121	10	10	10	10	17	18	17	—	7
2013	—			23	43	15	15	15	15	15	—	16
2014	—				1	3	3	3	18	15	3	14
2015	—					—	(2)	(2)	32	24	5	1
2016	—						2	(139)	(110)	(99)	8	2
2017	—							—	21	15	2	2
2018	—								7	8	2	1
2019	—									—	—	—
	$596,406									$235,578	$23,741	112,875

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
			For The Years Ended December 31,
Accident Year		2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019
2009 and Prior		$59,906	$97,414	$92,129	$21,874	$15,512	$24,434	$16,751	$27,013	$52,483
2010		$91	115	140	140	140	140	142	142	142
2011		27	36	45	54	61	71	79	86	93
2012			6	10	10	10	10	17	17	17
2013				6	10	15	15	15	15	15
2014					1	3	3	3	4	7
2015						—	(2)	(2)	3	11
2016							2	(153)	(124)	(114)
2017								—	3	6
2018									1	4
2019										—
										$52,664
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance										$182,914

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2012

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2019
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019	IBNR	Cumulative Number of Claims
2009 and Prior	$315,850	$314,772	$306,078	$297,612	$283,244	$273,273	$266,124	$257,947	$252,794	$18,173	47,708
2010	831	920	3,068	2,788	2,400	2,468	1,368	1,242	1,208	64	6
2011	1,360	1,341	1,222	1,081	1,002	981	960	944	944	—	5
2012	50	74	45	332	315	371	363	152	152	—	6
2013	—		866	109	390	396	385	124	124	—	5
2014	—			2,736	2,843	1,420	1,189	1,093	1,048	23	7
2015	—				667	1,388	676	676	676	—	5
2016	—					61	1,158	1,019	969	139	2
2017	—						69	153	91	—	4
2018	—							—	141	18	1
2019	—								251	37	4
	$318,091								$258,398	$18,454	47,753

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For The Years Ended December 31,
Accident Year		2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019
2009 and Prior		$2,754	$67,858	$108,965	$139,542	$163,845	$173,921	$187,091	$197,236
2010		$167	463	618	685	712	748	776	801
2011		110	454	679	792	849	905	944	944
2012		28	45	45	47	152	152	152	152
2013			100	109	124	124	124	124	124
2014				62	205	420	617	791	905
2015					103	107	676	676	676
2016						2	51	89	89
2017							12	39	91
2018								—	27
2019									17
									$201,062
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance									$57,336

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2013

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance									As of December 31, 2019
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019	IBNR	Cumulative Number of Claims
2009 and Prior	$207,452	$227,635	$233,644	$225,478	$218,082	$212,039	$200,034	$188,416	$15,864	44,881
2010	110,795	118,652	117,915	133,289	135,364	125,148	123,802	122,441	4,635	11,537
2011	96,929	102,288	100,482	100,243	95,848	87,913	86,403	85,920	2,218	11,175
2012	131,119	127,323	121,364	118,085	114,772	110,045	107,853	108,025	2,090	10,420
2013	13,062	90,739	91,634	88,920	85,791	81,732	80,036	80,091	1,277	5,649
2014	—		4,514	3,714	3,425	16,800	16,225	16,304	90	175
2015	—			265	280	982	329	250	54	2
2016	—				103	71	70	69	2	1
2017	—					30	13	13	—	1
2018	—						22	17	—	1
2019	—							13	3	1
	$559,357							$601,559	$26,233	83,843

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For The Years Ended December 31,
Accident Year		2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019
2009 and Prior		$48,802	$84,422	$109,918	$128,474	$129,803	$136,898	$140,814
2010		$24,752	48,783	75,351	92,782	98,341	105,023	105,873
2011		30,323	52,455	63,952	70,498	75,055	77,290	79,113
2012		33,361	59,095	74,663	86,916	92,445	96,780	99,781
2013		17,022	37,653	52,638	62,876	68,866	71,487	74,556
2014			993	1,747	2,256	15,804	15,959	16,123
2015				43	102	112	165	190
2016					34	64	65	66
2017						9	13	13
2018							13	17
2019								8
								$516,554
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance								$85,005

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2014

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance								As of December 31, 2019
			For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019	IBNR	Cumulative Number of Claims
2009 and Prior	$37,554	$33,315	$23,192	$20,933	$22,105	$21,089	$19,229	$72	6,363
2010	104,408	100,017	100,345	133,784	119,430	115,341	122,063	10,628	6,454
2011	73,942	128,979	153,910	133,521	135,540	140,845	143,664	9,369	6,693
2012	140,683	146,060	177,122	185,261	178,247	165,223	162,068	11,175	5,086
2013	86,920	75,762	93,936	82,344	86,798	86,393	84,590	13,971	3,171
2014	—	12,826	9,503	13,817	7,420	5,765	5,589	1,731	1,113
2015	—		33,545	15,529	20,709	18,616	17,799	73	186
2016	—			330	1,075	4,607	773	89	44
2017	—				5,074	3,920	8,196	423	37
2018	—					6	5	—	17
2019	—						—	899	5
	$443,507						$563,976	$48,430	29,169

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
			For The Years Ended December 31,
Accident Year		2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019
2009 and Prior		$7,044	$13,090	$15,652	$16,337	$16,884	$16,934
2010		$29,424	69,414	87,233	102,138	102,128	103,753
2011		84,042	109,574	110,338	113,406	120,564	126,650
2012		47,495	89,618	119,807	128,692	127,958	132,508
2013		21,752	40,237	47,537	55,882	63,256	62,009
2014		1,462	2,494	3,280	3,975	5,994	7,671
2015			1,739	4,295	11,465	13,487	12,774
2016				20	556	571	601
2017					537	1,553	1,237
2018						5	5
2019							—
							$464,142
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance							$99,834

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2015

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance							As of December 31, 2019
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019	IBNR	Cumulative Number of Claims
2009 and Prior	$953,149	$877,641	$585,616	$536,452	$508,471	$467,530	$51,305	11,285
2010	49,049	53,914	52,889	55,761	51,348	49,031	6,860	2,349
2011	124,400	137,102	130,994	129,386	127,098	127,673	18,940	5,379
2012	178,936	187,288	197,716	200,749	192,896	192,338	23,706	4,714
2013	229,182	189,430	196,205	199,593	188,572	184,189	16,027	5,182
2014	143,623	142,425	137,061	142,332	136,403	151,243	18,617	10,707
2015	22,540	69,067	68,034	65,243	63,776	68,388	5,125	21,014
2016	—		14,172	12,504	12,750	13,837	2,053	3,365
2017	—			4,056	4,497	5,194	453	900
2018	—				2,965	1,845	997	270
2019	—					1,804	1,775	3
	$1,700,879					$1,263,072	$145,858	65,168

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For The Years Ended December 31,
Accident Year		2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019
2009 and Prior		$23,605	$67,899	$114,682	$140,691	$165,931
2010		$9,191	15,301	19,665	25,625	28,455
2011		33,826	55,077	70,975	86,324	97,842
2012		52,728	94,767	119,382	142,165	158,417
2013		46,761	89,868	120,429	145,659	159,626
2014		30,747	64,353	90,738	109,149	125,226
2015		20,653	38,193	46,067	51,315	59,247
2016			5,325	7,038	8,298	9,405
2017				2,311	3,909	4,691
2018					558	835
2019						42
						$809,717
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance						$453,355

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2015 - Workers' Compensation

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance							As of December 31, 2019
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019	IBNR	Cumulative Number of Claims
2009 and Prior	$921,259	$834,148	$538,290	$488,356	$462,612	$418,931	$43,677	8,129
2010	31,919	34,360	31,402	30,407	27,922	26,913	1,877	471
2011	76,789	73,723	69,009	68,013	66,781	67,236	5,836	1,238
2012	120,298	110,007	108,251	106,625	100,187	98,532	5,774	1,804
2013	146,237	124,726	122,238	121,010	113,056	112,199	6,789	2,379
2014	82,141	86,852	82,038	83,095	78,389	78,457	2,633	3,680
2015	4,089	18,647	12,623	13,488	12,295	11,125	545	2,900
2016	—		873	955	583	536	72	38
2017	—			358	61	41	21	10
2018	—				—	5	3	1
2019	—					1	—	1
	$1,382,732					$813,976	$67,228	20,651

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For The Years Ended December 31,
Accident Year		2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019
2009 and Prior		$16,278	$56,563	$96,000	$115,884	$137,417
2010		$4,352	8,446	11,906	16,141	17,912
2011		16,032	30,462	39,635	50,470	55,595
2012		25,103	52,851	66,092	79,367	88,369
2013		27,737	55,675	75,065	91,559	100,890
2014		17,824	38,051	53,308	65,561	72,696
2015		3,034	5,672	7,917	9,169	9,248
2016			134	363	417	447
2017				2	10	18
2018					—	1
2019						—
						$482,593
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance						$331,383

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2016

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance						As of December 31, 2019
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019	IBNR	Cumulative Number of Claims
2009 and Prior	$1,263,726	$1,274,524	$1,302,307	$1,282,385	$1,287,000	$303,592	22,892
2010	32,571	32,451	32,866	28,093	25,710	5,047	706
2011	17,291	17,291	19,920	19,754	18,829	2,830	789
2012	13,717	13,717	17,020	14,765	12,717	2,012	776
2013	373	373	1,312	1,237	1,120	827	112
2014	391	391	1,380	1,056	869	485	50
2015	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—
2017	—		—	—	—	—	—
2018	—			—	—	—	—
2019	—				—	—	—
	$1,328,069				$1,346,245	$314,793	25,325

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Years Ended December 31,
Accident Year		2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019
2009 and Prior		$96,937	$213,509	$317,309	$428,904
2010		$2,757	7,111	10,001	14,236
2011		2,758	6,647	8,218	9,691
2012		2,734	5,206	6,461	7,587
2013		145	191	278	285
2014		178	207	284	366
2015		—	—	—	—
2016		—	—	—	—
2017			—	—	—
2018				—	—
2019					—
					$461,069
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance					$885,176

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2016 - Workers' Compensation

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance						As of December 31, 2019
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019	IBNR	Cumulative Number of Claims
2009 and Prior	$413,381	$412,474	$377,285	$369,093	$362,905	$26,747	9,092
2010	24,075	25,330	26,034	22,383	19,541	3,660	323
2011	15,376	15,376	16,399	16,501	16,327	1,456	476
2012	13,074	13,074	15,465	13,276	11,379	1,093	608
2013	—	—	—	—	—	—	—
2014	—	—	—	—	—	—	—
2015	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—
2017	—		—	—	—	—	—
2018	—			—	—	—	—
2019	—				—	—	—
	$465,906				$410,152	$32,956	10,499

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Years Ended December 31,
Accident Year		2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019
2009 and Prior		$33,610	$59,725	$83,273	$117,191
2010		$1,908	5,539	7,326	9,891
2011		2,631	5,871	7,305	8,756
2012		2,638	5,028	6,247	7,382
2013		—	—	—	—
2014		—	—	—	—
2015		—	—	—	—
2016		—	—	—	—
2017			—	—	—
2018				—	—
2019					—
					$143,220
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance					$266,932

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2017

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					As of December 31, 2019
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2017 (unaudited)	2018 (unaudited)	2019	IBNR	Cumulative Number of Claims
2009 and Prior	$1,449,663	$1,374,191	$1,304,002	$1,313,517	$776,522	11,481
2010	34,561	28,737	18,908	21,021	8,209	36
2011	36,184	29,273	25,390	27,315	8,573	7
2012	39,449	35,467	31,240	29,452	6,389	11
2013	36,320	30,335	28,140	24,703	1,242	11
2014	31,474	20,315	16,984	15,996	2,195	20
2015	9,207	6,494	7,002	6,295	931	8
2016	1,484	(4)	125	919	86	3
2017	95	174	—	—	416	1
2018	—		—	—	—	—
2019	—			—	—	—
	$1,638,437			$1,439,218	$804,563	11,578

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Years Ended December 31,
Accident Year		2017 (unaudited)	2018 (unaudited)	2019
2009 and Prior		$80,189	$165,471	$243,621
2010		$4,287	7,394	9,121
2011		4,125	9,257	12,971
2012		10,348	15,371	18,603
2013		9,508	15,711	21,277
2014		6,482	8,987	11,559
2015		1,361	3,720	4,687
2016		(56)	66	434
2017		4	—	—
2018			—	—
2019				—
				$322,273
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance				$1,116,945

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2018

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance				As of December 31, 2019
		For the Year Ended December 31,
Accident Year	Total Net Reserves Acquired	2018 (unaudited)	2019	IBNR	Cumulative Number of Claims
2009 and Prior	$559,105	$383,948	$355,392	$106,822	209,846
2010	88,147	108,810	94,273	23,039	13,799
2011	159,362	147,341	142,391	21,380	14,100
2012	225,177	219,807	211,156	20,218	14,055
2013	263,008	267,132	255,973	54,609	16,251
2014	408,726	453,181	423,289	90,111	18,887
2015	354,692	474,678	467,650	97,189	23,421
2016	170,311	172,245	174,845	55,384	2,094
2017	207,035	207,172	205,460	79,430	4,163
2018	315,659	315,659	285,038	88,411	4,929
2019	—		68,271	19,774	1,634
	$2,751,222		$2,683,738	$656,367	323,179

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Year Ended December 31,
Accident Year		2018 (unaudited)	2019
2009 and Prior		$41,953	$36,359
2010		$11,109	23,761
2011		26,998	47,261
2012		31,845	74,768
2013		42,312	90,716
2014		93,536	181,166
2015		100,598	191,150
2016		6,258	62,658
2017		52	72,794
2018		—	139,815
2019			39,099
			$959,547
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance			$1,724,191

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2018 - General Casualty

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance				As of December 31, 2019
		For the Year Ended December 31,
Accident Year	Total Net Reserves Acquired	2018 (unaudited)	2019	IBNR	Cumulative Number of Claims
2009 and Prior	$97,189	$48,898	$42,901	$3,969	45,895
2010	30,895	23,086	23,059	7,004	1,885
2011	17,518	15,854	15,532	2,086	1,404
2012	36,536	31,901	27,774	3,716	1,567
2013	42,528	54,061	44,782	5,123	1,571
2014	65,355	80,316	72,333	16,793	2,210
2015	77,011	91,825	102,399	28,926	3,430
2016	28,825	28,825	36,585	14,377	253
2017	37,209	37,209	41,664	20,392	230
2018	39,888	39,888	40,753	20,480	182
2019	—		6,767	2,802	34
	$472,954		$454,549	$125,668	58,661

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Year Ended December 31,
Accident Year		2018 (unaudited)	2019
2009 and Prior		$3,496	$7,146
2010		$5,345	7,835
2011		2,236	6,621
2012		1,104	11,097
2013		10,015	19,756
2014		13,427	28,071
2015		15,163	32,244
2016		—	14,109
2017		—	11,048
2018		—	8,879
2019			2,373
			$149,179
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance			$305,370

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2018 - Workers' Compensation

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance				As of December 31, 2019
		For the Year Ended December 31,
Accident Year	Total Net Reserves Acquired	2018 (unaudited)	2019	IBNR	Cumulative Number of Claims
2009 and Prior	$106,230	$101,016	$108,435	$30,391	1,742
2010	24,838	25,149	24,102	8,642	355
2011	29,795	24,877	26,179	12,202	401
2012	28,788	29,174	27,723	12,633	468
2013	37,716	38,309	37,866	16,786	866
2014	65,000	66,305	57,128	24,865	1,335
2015	38,734	39,336	34,649	16,909	1,437
2016	44,686	44,686	38,945	21,267	892
2017	52,360	52,360	49,156	28,222	998
2018	65,075	65,075	60,923	24,137	886
2019	—		20,889	5,472	383
	$493,222		$485,995	$201,526	9,763

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Year Ended December 31,
Accident Year		2018 (unaudited)	2019
2009 and Prior		$3,633	$10,643
2010		$317	4,542
2011		(1,517)	1,825
2012		521	5,513
2013		1,532	7,743
2014		3,248	14,666
2015		1,355	4,066
2016		—	3,666
2017		—	5,900
2018		—	28,725
2019			13,483
			$100,772
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance			$385,223

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2018 - Marine, Aviation & Transit

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance				As of December 31, 2019
		For the Year Ended December 31,
Accident Year	Total Net Reserves Acquired	2018 (unaudited)	2019	IBNR	Cumulative Number of Claims
2009 and Prior	$26,321	$28,798	$20,641	$(1,842)	57,002
2010	3,324	2,062	(6,710)	(1,049)	3,243
2011	8,676	9,472	10,345	1,486	3,966
2012	16,069	12,297	10,151	(6,037)	4,280
2013	43,798	35,462	29,464	2,404	5,720
2014	62,766	81,126	82,479	14,668	5,862
2015	26,007	65,209	72,055	8,758	6,606
2016	—	—	—	—	—
2017	—	—	—	—	—
2018	—	—	—	—	—
2019	—		—	—	—
	$186,961		$218,425	$18,388	86,679

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Year Ended December 31,
Accident Year		2018 (unaudited)	2019
2009 and Prior		$3,211	$(3,789)
2010		$(3,689)	(7,715)
2011		4,953	5,901
2012		1,180	3,482
2013		5,642	11,734
2014		22,990	40,926
2015		21,956	27,978
2016		—	—
2017		—	—
2018		—	—
2019			—
			$78,517
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance			$139,908

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2018 - Professional Indemnity/Directors & Officers

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance				As of December 31, 2019
		For the Year Ended December 31,
Accident Year	Total Net Reserves Acquired	2018 (unaudited)	2019	IBNR	Cumulative Number of Claims
2009 and Prior	$200,658	$92,577	$100,687	$(1,316)	52,393
2010	25,474	39,710	33,765	8,220	4,259
2011	44,476	50,663	46,111	2,837	3,745
2012	55,366	68,004	65,180	12,943	3,263
2013	56,251	60,010	74,018	9,407	3,223
2014	84,795	106,888	101,771	16,922	3,563
2015	45,515	97,288	79,028	19,285	3,903
2016	—	—	—	—	—
2017	—	—	—	—	—
2018	—	—	—	—	—
2019	—		—	—	—
	$512,535		$500,560	$68,298	74,349

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Year Ended December 31,
Accident Year		2018 (unaudited)	2019
2009 and Prior		$24,232	$33,585
2010		$3,644	12,243
2011		12,453	19,732
2012		15,706	22,837
2013		10,599	18,601
2014		21,640	40,189
2015		13,696	27,216
2016		—	—
2017		—	—
2018		—	—
2019			—
			$174,403
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance			$326,157

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2018 - Motor

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance				As of December 31, 2019
		For the Year Ended December 31,
Accident Year	Total Net Reserves Acquired	2018 (unaudited)	2019	IBNR	Cumulative Number of Claims
2009 and Prior	$17,648	$15,490	$10,781	$(291)	356
2010	23,548	13,937	15,187	1,015	922
2011	46,015	36,282	35,843	1,477	1,209
2012	62,432	55,338	60,620	6,949	1,594
2013	74,615	68,022	61,396	14,105	626
2014	111,418	99,140	86,887	10,440	1,140
2015	129,271	127,187	126,345	15,912	1,274
2016	90,166	92,100	93,824	19,439	644
2017	100,316	100,453	99,129	30,312	2,797
2018	180,471	180,471	157,556	42,546	3,731
2019	—		39,757	11,457	1,200
	$835,900		$787,325	$153,361	15,493

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Year Ended December 31,
Accident Year		2018 (unaudited)	2019
2009 and Prior		$2,398	$5,112
2010		$4,437	6,911
2011		5,631	12,112
2012		11,520	23,284
2013		10,226	27,839
2014		20,746	46,359
2015		19,857	58,433
2016		6,258	42,527
2017		52	48,655
2018		—	86,861
2019			22,687
			$380,780
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance			$406,545

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2019

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance			As of December 31, 2019
		For the Year Ended December 31,
Accident Year	Total Net Reserves Acquired	2019	IBNR	Cumulative Number of Claims
2009 and Prior	$604,631	$598,841	$330,575	81,869
2010	35,515	24,353	3,586	21,945
2011	47,718	38,961	1,506	21,380
2012	70,661	51,937	27,520	15,532
2013	110,426	87,708	36,879	19,223
2014	135,465	131,000	76,169	21,224
2015	182,991	186,727	99,838	35,276
2016	238,798	308,254	179,237	39,815
2017	116,386	116,386	116,386	2
2018	162,744	162,744	162,744	2
2019	—	54,601	12,706	85
	$1,705,335	$1,761,512	$1,047,146	256,353

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Year Ended December 31,
Accident Year		2019
2009 and Prior		$21,678
2010		4,923
2011		4,649
2012		6,455
2013		12,893
2014		26,910
2015		34,610
2016		68,179
2017		—
2018		—
2019		25,595
		$205,892
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance		$1,555,620

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2019 - General Casualty

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance			As of December 31, 2019
		For the Year Ended December 31,
Accident Year	Total Net Reserves Acquired	2019	IBNR	Cumulative Number of Claims
2009 and Prior	$4,396	$4,415	$670	693
2010	7,704	5,426	1,509	1,213
2011	11,381	8,817	2,347	1,148
2012	16,910	13,592	5,262	688
2013	22,355	16,934	7,515	448
2014	32,883	30,337	15,387	456
2015	58,563	45,594	30,556	346
2016	50,518	62,866	44,899	475
2017	32,188	32,188	32,188	1
2018	45,010	45,010	45,010	1
2019	—	1,709	475	3
	$281,908	$266,888	$185,818	5,472

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Year Ended December 31,
Accident Year		2019
2009 and Prior		$1,163
2010		1,031
2011		896
2012		3,136
2013		3,472
2014		4,103
2015		4,552
2016		6,193
2017		—
2018		—
2019		801
		$25,347
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance		$241,541

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2019 - Workers' Compensation

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance			As of December 31, 2019
		For the Year Ended December 31,
Accident Year	Total Net Reserves Acquired	2019	IBNR	Cumulative Number of Claims
2009 and Prior	$5,143	$3,609	$1,270	11,136
2010	713	726	642	1,352
2011	2,470	2,410	2,334	1,476
2012	6,274	6,173	6,090	2,102
2013	16,686	16,223	14,578	3,726
2014	34,945	35,252	30,998	3,956
2015	57,027	56,158	48,794	6,158
2016	84,171	85,396	73,087	6,612
2017	84,197	84,197	84,197	1
2018	117,734	117,734	117,734	1
2019	—	—	—	—
	$409,360	$407,878	$379,724	36,520

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Year Ended December 31,
Accident Year		2019
2009 and Prior		$577
2010		38
2011		24
2012		24
2013		451
2014		3,076
2015		3,635
2016		7,599
2017		—
2018		—
2019		—
		$15,424
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance		$392,454

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquired and Contracts Incepting in the Year Ended December 31, 2019 - Professional Indemnity/Directors & Officers

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance			As of December 31, 2019
		For the Year Ended December 31,
Accident Year	Total Net Reserves Acquired	2019	IBNR	Cumulative Number of Claims
2009 and Prior	$6,696	$4,052	$812	10,399
2010	7,245	4,448	838	5,300
2011	18,093	10,292	1,947	6,511
2012	30,127	18,012	4,348	3,472
2013	46,758	35,881	9,945	4,411
2014	46,557	46,982	17,975	5,361
2015	29,527	32,577	7,665	5,856
2016	2,892	52,708	28,916	5,053
2017	—	—	—	—
2018	—	—	—	—
2019	—	3,251	961	3
	$187,895	$208,203	$73,407	46,366

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Year Ended December 31,
Accident Year		2019
2009 and Prior		$1,323
2010		326
2011		3,403
2012		3,216
2013		3,924
2014		14,955
2015		7,193
2016		8,067
2017		—
2018		—
2019		1,525
		$43,932
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance		$164,271

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annual Historical Duration of Claims
The following is unaudited supplementary information, which presents the annual percentage payout since the year of acquisition, by year of acquisition and significant line of business within each acquisition year:

	Annual Percentage Payout of Incurred Losses since Year of Acquisition, Net of Reinsurance
Year of Acquisition	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
2010 - All lines of business	12.95%	20.21%	21.16%	10.49%	5.42%	1.75%	2.12%	3.58%	2.30%	2.10%
2011 - All lines of business	25.48%	15.94%	(2.22)%	(29.82)%	(2.70)%	3.79%	(3.32)%	4.38%	10.83%
2012 - All lines of business	1.18%	25.49%	16.08%	12.00%	9.56%	4.26%	5.22%	4.02%
2013 - All lines of business	25.64%	21.47%	15.78%	10.91%	6.08%	3.86%	2.14%
2014 - All lines of business	33.91%	23.93%	10.99%	7.95%	3.44%	2.08%
2015 - All lines of business	17.22%	16.89%	12.71%	9.69%	7.60%
2015 - Workers' compensation	13.56%	16.89%	12.58%	9.62%	6.64%
2016 - All lines of business	7.84%	9.46%	8.15%	8.80%
2016 - Workers' Compensation	9.94%	8.63%	6.82%	9.53%
2017 - All lines of business	8.08%	7.62%	6.69%
2018 - All lines of business	13.22%	22.54%
2018 - General Casualty	11.17%	21.65%
2018 - Workers' Compensation	1.87%	18.87%
2018 - Marine, Aviation & Transit	25.75%	10.20%
2018 - Professional Indemnity/Directors & Officers	20.37%	14.47%
2018 - Motor	10.30%	38.06%
2019 - All lines of business	11.69%
2019 - General Casualty	9.50%
2019 - Workers' Compensation	3.78%
2019 - Professional Indemnity/Directors & Officers	21.10%

The negative payout percentages in the table above for years 3, 4, 5 and 7 within the 2011 year of acquisition line were primarily due to ceded paid losses exceeding the assumed paid losses as a result of commutations completed with several reinsurers covering the exposures assumed by one of our reinsurance subsidiaries that we acquired in 2011. For the specific years referenced above, we collected more paid recoveries from our reinsurers than the losses we paid on the assumed exposures, and as such, the calculated annual payout percentages were negative.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Atrium
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Balance as at January 1	$241,284	$240,873	$212,122
Less: reinsurance reserves recoverable	38,768	40,531	30,009
Net balance as at January 1	202,516	200,342	182,113
Net incurred losses and LAE:
Current period	85,027	83,627	90,359
Prior periods	(7,751)	(13,817)	(20,940)
Total net incurred losses and LAE	77,276	69,810	69,419
Net paid losses:
Current period	(34,617)	(35,537)	(24,571)
Prior periods	(43,572)	(28,969)	(31,107)
Total net paid losses	(78,189)	(64,506)	(55,678)
Effect of exchange rate movement	1,253	(3,130)	4,488
Net balance as at December 31	202,856	202,516	200,342
Plus: reinsurance reserves recoverable	28,816	38,768	40,531
Balance as at December 31	$231,672	$241,284	$240,873

Net incurred losses and LAE in the Atrium segment for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019			2018			2017
	Prior Period	Current Period	Total	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$43,572	$34,617	$78,189	$28,969	$35,537	$64,506	$31,107	$24,571	$55,678
Net change in case and LAE reserves	(13,278)	16,812	3,534	(10,161)	16,492	6,331	(13,324)	21,662	8,338
Net change in IBNR reserves	(38,380)	33,598	(4,782)	(27,507)	31,598	4,091	(35,650)	43,329	7,679
Increase (reduction) in estimates of net ultimate losses	(8,086)	85,027	76,941	(8,699)	83,627	74,928	(17,867)	89,562	71,695
Increase in provisions for bad debt	—	—	—	—	—	—	89	70	159
Increase (reduction) in provisions for unallocated LAE	—	—	—	—	—	—	(442)	727	285
Amortization of fair value adjustments	335	—	335	(5,118)	—	(5,118)	(2,720)	—	(2,720)
Net incurred losses and LAE	$(7,751)	$85,027	$77,276	$(13,817)	$83,627	$69,810	$(20,940)	$90,359	$69,419

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disclosures of Incurred and Paid Loss Development, IBNR, Claims Counts and Payout Percentages
The following tables provide a breakdown of the gross and net losses and LAE by line of business and the fair value adjustments resulting from business acquisitions and ULAE as of December 31, 2019 and 2018 for the Atrium segment:

	2019
	Gross			Net
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Marine, Aviation and Transit	$24,668	$34,156	$58,824	$21,012	$24,829	$45,841
Binding Authorities	31,507	54,039	85,546	29,590	51,984	81,574
Reinsurance	18,385	29,533	47,918	16,209	23,338	39,547
Accident and Health	5,460	7,880	13,340	4,735	7,469	12,204
Non-Marine Direct and Facultative	9,121	10,935	20,056	8,584	9,637	18,221
Total	$89,141	$136,543	$225,684	$80,130	$117,257	$197,387
Fair value adjustments			3,700			3,181
ULAE			2,288			2,288
Total			$231,672			$202,856

	2018
	Gross			Net
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Marine, Aviation and Transit	$32,999	$36,011	$69,010	$21,460	$24,207	$45,667
Binding Authorities	28,512	59,302	87,814	26,601	57,016	83,617
Reinsurance	18,547	27,653	46,200	15,180	24,823	40,003
Accident and Health	4,972	6,348	11,320	4,225	5,837	10,062
Non-Marine Direct and Facultative	9,855	11,207	21,062	8,529	9,389	17,918
Total	$94,885	$140,521	$235,406	$75,995	$121,272	$197,267
Fair value adjustments			3,476			2,847
ULAE			2,402			2,402
Total			$241,284			$202,516

The Atrium segment comprises only 2% of the total consolidated gross liability for losses and LAE as of December 31, 2019 and therefore has not been disaggregated further for purposes of presenting the accident year disclosures below.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth information about incurred and paid loss development information for the Atrium segment as of December 31, 2019. The information related to incurred and paid loss development for the years ended December 31, 2010 through 2018 is presented as supplementary information and is therefore unaudited. Information about total IBNR reserves and cumulative loss frequency as of December 31, 2019, including expected development on reported losses included within the net incurred losses and allocated LAE amounts for the Atrium segment, are set forth in the table below.

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,										As of December 31, 2019
Accident Year	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019	IBNR(1)	Cumulative Number of Claims
2009 and Prior	546,446	609,275	593,467	573,576	569,959	564,128	560,524	558,768	556,252	553,325	2,839	1,381
2010	26,782	64,985	57,835	51,698	47,558	46,024	45,540	44,289	43,739	43,723	518	201
2011		86,326	84,661	72,898	71,104	69,385	68,083	67,358	66,904	66,534	991	252
2012			70,259	57,279	55,903	53,723	51,930	51,012	50,541	50,352	601	385
2013				58,326	63,710	57,798	54,472	51,706	52,049	50,638	1,441	566
2014					69,253	69,500	66,104	60,542	57,667	56,737	3,104	932
2015						69,646	71,498	63,530	60,210	58,785	6,018	1,515
2016							73,190	75,318	70,179	67,031	10,449	2,803
2017								90,247	94,984	91,109	20,400	5,053
2018									85,044	91,621	37,297	6,644
2019										86,269	33,598	5,362
									Total	$1,216,124	$117,257	25,094
(1) Total of IBNR plus expected development on reported losses.

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,
Accident Year	2010 (unaudited)	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019
2009 and Prior	$491,683	$510,113	$521,740	$531,928	$536,706	$541,597	$543,591	$544,954	$543,253	$544,625
2010	11,442	25,127	32,223	36,530	39,022	40,049	40,650	41,223	41,386	41,631
2011		17,138	39,997	52,450	58,627	62,560	63,914	65,199	64,669	65,040
2012			11,228	31,474	37,991	42,152	44,430	45,321	46,901	47,598
2013				14,579	32,064	40,443	43,511	45,387	46,099	46,637
2014					17,596	34,368	41,595	46,879	48,542	51,263
2015						12,029	29,687	38,987	44,544	47,704
2016							13,729	34,606	44,273	47,962
2017								14,371	47,723	56,057
2018									13,130	34,166
2019										36,054
									Total	$1,018,737
			Total outstanding liabilities for unpaid losses and LAE, net of reinsurance							$197,387

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the Atrium segment for the year ended December 31, 2019 is set forth below:

2019
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$197,387
Reinsurance recoverable on unpaid losses	28,297
Gross liability for unpaid losses and LAE before unallocated loss adjustment expenses and fair value adjustments	$225,684

The following is unaudited supplementary information for average annual historical duration of claims within the Atrium segment:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Atrium	24.69%	32.30%	14.57%	8.25%	4.69%	2.47%	1.88%	0.63%	0.47%	0.56%

StarStone
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Balance as at January 1	$1,608,697	$1,207,743	$1,059,382
Less: reinsurance reserves recoverable	462,950	452,017	357,231
Net balance as at January 1	1,145,747	755,726	702,151
Net incurred losses and LAE:
Current period	598,468	578,892	341,628
Prior periods	129,168	94,491	(26,822)
Total net incurred losses and LAE	727,636	673,383	314,806
Net paid losses:
Current period	(96,261)	(150,778)	(54,867)
Prior periods	(435,372)	(326,352)	(252,926)
Total net paid losses	(531,633)	(477,130)	(307,793)
Effect of exchange rate movement	87	(9,481)	15,169
Acquired on purchase of subsidiaries	—	192,981	—
Assumed business	—	10,268	31,393
Ceded business	—	—	—
Net balance as at December 31	1,341,837	1,145,747	755,726
Plus: reinsurance reserves recoverable	537,291	462,950	452,017
Balance as at December 31	$1,879,128	$1,608,697	$1,207,743

Net incurred losses and LAE in the StarStone segment for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019			2018			2017
	Prior Period	Current Period	Total	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$435,372	$96,261	$531,633	$326,352	$150,778	$477,130	$252,926	$54,867	$307,793
Net change in case and LAE reserves	(85,983)	111,950	25,967	(81,491)	157,378	75,887	(63,785)	95,470	31,685
Net change in IBNR reserves	(214,787)	381,214	166,427	(144,212)	258,091	113,879	(208,244)	184,704	(23,540)
Increase (reduction) in estimates of net ultimate losses	134,602	589,425	724,027	100,649	566,247	666,896	(19,103)	335,041	315,938
Increase (reduction) in provisions for unallocated LAE	(5,602)	9,043	3,441	(5,892)	12,645	6,753	(6,774)	6,587	(187)
Amortization of fair value adjustments	168	—	168	(266)	—	(266)	(945)	—	(945)
Net incurred losses and LAE	$129,168	$598,468	$727,636	$94,491	$578,892	$673,383	$(26,822)	$341,628	$314,806

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
Disclosures of Incurred and Paid Loss Development, IBNR, Claims Counts and Payout Percentages
The following tables provide a breakdown of the gross and net losses and LAE reserves by line of business and the fair value adjustments resulting from business acquisitions and ULAE as of December 31, 2019 and 2018:

	2019
	Gross			Net
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Casualty	$191,317	$481,473	$672,790	$156,086	$422,186	$578,272
Marine	195,068	173,319	368,387	162,073	138,586	300,659
Property	367,258	152,514	519,772	158,156	92,655	250,811
Aerospace	79,249	33,000	112,249	47,796	22,862	70,658
Workers' Compensation	55,902	122,047	177,949	36,673	74,661	111,334
Total	$888,794	$962,353	$1,851,147	$560,784	$750,950	$1,311,734
Fair value adjustments			(522)			1,600
ULAE			28,503			28,503
Total			$1,879,128			$1,341,837

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2018
	Gross			Net
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Casualty	$177,432	$331,432	$508,864	$137,828	$282,026	$419,854
Marine	185,084	182,453	367,537	163,889	133,426	297,315
Property	317,102	123,511	440,613	151,774	65,522	217,296
Aerospace	67,203	40,416	107,619	45,879	36,167	82,046
Workers' Compensation	49,373	110,082	159,455	33,759	68,969	102,728
Total	$796,194	$787,894	$1,584,088	$533,129	$586,110	$1,119,239
Fair value adjustments			(467)			1,432
ULAE			25,076			25,076
Total			$1,608,697			$1,145,747

The following tables set forth information about incurred and paid loss development, total IBNR reserves and cumulative loss frequency related to all the individual lines of business within the StarStone segment as of December 31, 2019. The information related to incurred and paid loss development for the years ended December 31, 2014 through 2018 is presented as supplementary information and is therefore unaudited. The information within the tables below is presented on a prospective basis from the date of our acquisition of StarStone on April 1, 2014 since providing pre-acquisition incurred and paid losses by accident year for years prior to 2014 was determined to be impracticable due to significant data limitations.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Casualty

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,						As of December 31, 2019
Accident Year	2014 (Unaudited)	2015 (Unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019	IBNR(1)	Cumulative Number of Claims
2009 and Prior	$82,278	$82,329	$82,400	$82,324	$82,535	$82,574	$—	2,543
2010	16,623	17,769	17,856	18,538	18,556	18,612	119	729
2011	21,101	25,435	25,745	24,971	25,422	26,159	765	2,035
2012	56,891	48,251	43,936	40,095	39,477	42,055	3,059	3,128
2013	72,771	66,888	77,756	76,172	78,788	87,575	9,817	4,998
2014	91,369	92,793	92,812	90,335	90,588	101,748	19,074	5,734
2015		105,135	111,067	110,179	123,208	131,156	22,056	4,744
2016			125,367	129,130	140,601	169,207	39,548	4,467
2017				137,614	162,599	194,259	64,639	4,830
2018					159,324	181,499	90,672	3,902
2019						198,218	172,437	2,780
					Total	$1,233,062	$422,186	39,890
(1) Total of IBNR plus expected development on reported losses.
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,
Accident Year	2014 (Unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019
2009 and Prior	$82,257	$82,319	$82,395	$82,318	$82,534	$82,546
2010	15,555	17,768	17,855	18,537	18,555	18,466
2011	15,745	21,088	23,731	24,294	24,925	25,389
2012	18,412	29,503	32,694	33,943	36,162	36,076
2013	23,054	30,448	50,137	54,688	60,389	69,703
2014	5,769	21,911	37,607	50,767	64,672	68,827
2015		8,088	27,292	49,014	68,194	92,327
2016			4,642	42,935	74,921	97,715
2017				9,997	50,705	107,625
2018					20,649	47,973
2019						8,143
					Total	$654,790
		Total outstanding liabilities for unpaid losses and LAE, net of reinsurance				$578,272

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2019 is set forth below:

2019
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$578,272
Reinsurance recoverable on unpaid losses	94,518
Gross liability for unpaid losses and LAE before unallocated loss adjustment expenses and fair value adjustments	$672,790

The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Casualty	5.87%	17.83%	17.73%	17.98%	13.06%	5.94%	3.72%	1.44%	0.71%	(0.23)%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marine

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For The Years Ended December 31,					As of December 31, 2019
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019	IBNR(1)	Cumulative Number of Claims
2009 and Prior	$27,070	$27,002	$27,018	$27,050	$27,076	$27,100	$—	1,991
2010	22,347	19,270	19,114	19,176	19,040	19,050	144	1,029
2011	29,527	27,753	27,330	27,371	27,715	33,538	514	1,961
2012	47,957	51,418	51,074	49,813	50,618	59,597	405	2,422
2013	62,904	55,154	52,938	53,913	57,224	46,309	243	2,226
2014	50,079	53,452	48,450	54,958	50,576	50,026	833	4,003
2015		71,004	70,033	79,494	81,088	82,698	1,082	5,742
2016			82,486	83,070	87,169	86,774	4,214	6,904
2017				130,700	158,785	166,042	10,802	8,524
2018					167,902	167,565	33,836	9,881
2019						163,412	86,513	5,219
					Total	$902,111	$138,586	49,902
(1) Total of IBNR plus expected development on reported losses.
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For The Years Ended December 31,
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019
2008 and Prior	$26,939	$26,990	$27,015	$27,042	$27,077	$27,092
2009	16,300	18,324	18,403	18,372	18,437	18,539
2010	29,395	31,152	32,397	32,643	32,803	32,558
2011	49,727	53,711	55,446	56,589	57,206	57,711
2012	12,529	21,213	25,135	27,237	29,071	38,733
2013	10,878	24,813	32,332	36,773	42,420	43,789
2014		10,871	30,562	50,062	56,154	59,478
2015			12,131	41,696	57,265	72,475
2016				25,258	68,952	108,000
2017					41,427	104,825
2018						38,252
					Total	$601,452
		Total outstanding liabilities for unpaid losses and LAE, net of reinsurance				$300,659

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2019 is set forth below:

2019
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$300,659
Reinsurance recoverable on unpaid losses	67,728
Gross liability for unpaid losses and LAE before unallocated loss adjustment expenses and fair value adjustments	$368,387

The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Marine	18.70%	29.98%	19.76%	9.79%	5.60%	3.86%	4.63%	0.32%	(0.09)%	0.30%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,						As of December 31, 2019
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019	IBNR(1)	Cumulative Number of Claims
2009 and Prior	$113,828	$113,118	$113,206	$113,696	$114,633	$114,991	$—	2,901
2010	74,893	73,437	72,072	72,134	72,146	72,088	—	1,557
2011	91,161	89,708	89,752	89,441	89,359	89,708	4	1,621
2012	65,824	61,707	60,683	61,637	58,721	58,985	12	1,501
2013	78,145	65,152	64,804	63,959	62,177	60,582	13	1,959
2014	58,975	43,848	43,169	43,603	41,563	40,818	1,082	2,094
2015		78,993	76,550	70,359	70,244	71,189	3,964	5,720
2016			87,562	95,557	95,151	95,038	2,672	6,791
2017				155,484	171,665	183,584	6,554	8,034
2018					165,311	178,800	8,433	6,653
2019						122,118	69,922	3,277
					Total	$1,087,901	$92,656	42,108
(1) Total of IBNR plus expected development on reported losses.
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019
2009 and Prior	$112,693	$112,957	$112,987	$113,237	$113,143	$113,338
2010	69,070	71,958	72,069	72,131	72,148	71,969
2011	87,411	88,608	89,113	89,366	89,345	89,387
2012	48,103	52,168	54,308	55,274	55,474	57,753
2013	30,880	46,285	51,086	53,172	59,277	60,416
2014	5,500	18,830	31,617	34,563	36,106	37,240
2015		10,433	28,652	55,372	63,880	64,764
2016			26,838	58,035	75,387	85,023
2017				37,410	98,267	139,555
2018					59,187	98,065
2019						19,580
					Total	$837,090
		Total outstanding liabilities for unpaid losses and LAE, net of reinsurance				$250,811

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2019 is set forth below:

2019
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$250,811
Reinsurance recoverable on unpaid losses	268,961
Gross liability for unpaid losses and LAE before unallocated loss adjustment expenses and fair value adjustments	$519,772

The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Property	20.98%	29.19%	27.01%	8.82%	2.69%	3.22%	0.54%	1.04%	—%	0.20%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aerospace

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,						As of December 31, 2019
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019	IBNR(1)	Cumulative Number of Claims
2009 and Prior	$—	$—	$—	$—	$—	$—	$—	—
2010	18,441	18,073	18,382	18,896	18,970	18,772	17	579
2011	58,786	57,257	57,681	58,114	59,647	58,770	61	2,197
2012	55,675	55,370	56,212	56,159	57,450	57,185	125	2,421
2013	72,098	70,180	70,511	74,900	77,393	76,964	274	2,568
2014	65,208	53,541	53,553	52,341	54,408	48,657	464	2,861
2015		66,335	69,499	72,519	73,183	71,196	1,318	2,975
2016			37,741	45,019	48,180	45,380	1,714	2,880
2017				31,380	35,075	56,354	3,142	3,100
2018					59,498	55,986	3,980	2,891
2019						45,483	11,766	1,232
					Total	$534,747	$22,861	23,704
(1) Total of IBNR plus expected development on reported losses
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019
2009 and Prior	$—	$—	$—	$—	$—	$—
2010	15,396	16,539	17,145	18,209	18,494	18,548
2011	53,821	55,179	55,858	56,435	57,028	57,555
2012	45,897	49,332	52,142	53,622	54,812	55,585
2013	50,842	59,850	63,439	68,775	72,770	73,511
2014	17,297	31,147	38,426	40,678	43,801	43,779
2015		32,388	52,185	60,820	64,000	66,293
2016			11,815	31,858	37,037	39,361
2017				10,398	28,221	45,946
2018					25,552	40,304
2019						23,207
					Total	$464,089
		Total outstanding liabilities for unpaid losses and LAE, net of reinsurance				$70,658

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2019 is set forth below:

2019
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$70,658
Reinsurance recoverable on unpaid losses	41,591
Gross liability for unpaid losses and LAE before unallocated loss adjustment expenses and fair value adjustments	$112,249

The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Aerospace	37.03%	31.40%	16.33%	4.98%	4.76%	3.00%	1.81%	2.68%	1.21%	0.29%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Workers' Compensation

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For The Years Ended December 31,					As of December 31, 2019
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019	IBNR(1)	Cumulative Number of Claims
2009 and Prior	$—	$—	$—	$—	$—	$—	$—	—
2010	—	—	—	—	—	—	—	—
2011	—	—	—	—	—	—	—	—
2012	—	—	—	—	—	—	—	—
2013	—	—	—	—	—	—	—	—
2014	15,607	17,199	18,290	15,662	15,203	14,873	1,421	1,062
2015		54,977	55,505	50,103	47,338	45,812	4,905	2,522
2016			62,942	54,121	54,793	55,150	9,101	2,507
2017				43,366	39,089	29,676	6,037	2,110
2018					44,615	39,247	13,672	2,820
2019						56,754	39,525	2,860
					Total	$241,512	$74,661	13,881
(1) Total of IBNR plus expected development on reported losses.
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For The Years Ended December 31,
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019
2009 and Prior	$—	$—	$—	$—	$—	$—
2010	—	—	—	—	—	—
2011	—	—	—	—	—	—
2012	—	—	—	—	—	—
2013	—	—	—	—	—	—
2014	1,491	6,079	9,279	11,431	12,243	12,617
2015		6,361	20,194	30,439	35,311	37,385
2016			7,953	23,428	32,739	39,333
2017				5,477	13,509	18,899
2018					4,508	15,064
2019						6,880
					Total	$130,178
			Total outstanding liabilities for unpaid losses and LAE, net of reinsurance			$111,334

The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2019 is set forth below:

2019
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$111,334
Reinsurance recoverable on unpaid losses	66,615
Gross liability for unpaid losses and LAE before unallocated loss adjustment expenses and fair value adjustments	$177,949

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Workers' compensation	13.40%	28.61%	19.73%	12.35%	4.99%	2.51%	—%	—%	—%	—%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. DEFENDANT ASBESTOS AND ENVIRONMENTAL LIABILITIES
We acquired DCo on December 30, 2016, and Morse TEC on October 30, 2019, as described in Note 3 - "Acquisitions". DCo and Morse TEC hold liabilities associated with personal injury asbestos claims and environmental claims arising from their legacy manufacturing operations. These companies continue to process asbestos personal injury claims in the normal course of business. Defendant asbestos liabilities on our consolidated balance sheets include amounts for loss payments and defense costs for pending and future asbestos-related claims, determined using standard actuarial techniques for asbestos exposures. Defendant environmental liabilities include estimated clean-up costs associated with the acquired companies' former operations based on engineering reports.
Insurance balances recoverable on our consolidated balance sheets include estimated insurance recoveries relating to these liabilities. The recorded asset represents our assessment of the capacity of the insurance agreements to indemnify our subsidiaries for the anticipated defense and loss payments for pending claims and projected future claims. The recognition of these recoveries is based on an assessment of the right to recover under the respective contracts and on the financial strength of the insurers. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if the accrued and projected loss and defense costs were paid in full.
Included within insurance balances recoverable and defendant asbestos and environmental liabilities are the fair value adjustments that were initially recognized upon acquisition. These fair value adjustments are amortized in proportion to the actual payout of claims and recoveries. The carrying value of the asbestos and environmental liabilities, insurance recoveries, future estimated expenses and the fair value adjustments related to DCo and Morse TEC as of December 31, 2019 and 2018 was as follows:

	2019	2018
Defendant asbestos and environmental liabilities:
Defendant asbestos liabilities	$1,100,593	$265,975
Defendant environmental liabilities	10,279	2,152
Estimated future expenses	51,637	19,843
Fair value adjustments	(314,824)	(84,650)
Defendant asbestos and environmental liabilities	847,685	203,320

Insurance balances recoverable:
Insurance recoveries related to defendant asbestos and environmental liabilities	549,593	183,676
Fair value adjustments	(100,738)	(47,868)
Insurance balances recoverable	448,855	135,808

Net liabilities relating to defendant asbestos and environmental exposures	$398,830	$67,512

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides a consolidated reconciliation of the beginning and ending liability for defendant asbestos and environmental exposures for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Balance as at January 1	203,320	219,164	234,020
Less: Insurance balances recoverable	135,808	122,326	133,032
Net balance as at January 1	67,512	96,838	100,988
Total net paid claims	(13,708)	(6,351)	(6,927)
Amounts recorded in other income (expense):
Net change in actuarial estimates	(4,263)	(23,221)	2,800
Amortization of fair value adjustments	13,500	246	(23)
Total other expense (income)	9,237	(22,975)	2,777
Acquired on purchase of subsidiaries	335,789	—	—
Net balance as at December 31	398,830	67,512	96,838
Plus: Insurance balances recoverable	448,855	135,808	122,326
Balance as at December 31	847,685	203,320	219,164

Methodologies for determining liabilities
Defendant Asbestos Liabilities
DCo and Morse TEC review, on an ongoing basis, their own experience in handling asbestos-related claims and trends affecting asbestos-related claims in the U.S. tort system generally, for the purposes of assessing the value of pending asbestos-related claims and the number and value of those that may be asserted in the future, as well as potential recoveries from DCo and Morse TEC’s insurance carriers with respect to such claims and defense costs. The actuarial analysis for these asbestos-related exposures utilizes data resulting from the claim review process, including input from national coordinating counsel and local counsel, and includes the development of an estimate of the potential value of asbestos-related claims asserted but not yet resolved as well as the number and potential value of asbestos-related claims not yet asserted. In developing the estimate of liability for potential future claims, the actuarial analysis projects the potential number of future claims based on DCo and Morse TEC’s historical claim filings and epidemiological studies. The actuarial analysis also utilizes assumptions based on the DCo and Morse TEC’s historical proportion of claims resolved without payment, historical claim resolution costs for those claims that result in a payment, and historical defense costs. The liabilities are then estimated by multiplying the pending and projected future claim filings by projected payments rates and average claim resolution amounts and then adding an estimate for defense costs.
DCo and Morse TEC determine, based on the factors described above, including the actuarial analysis, that their best estimate of the aggregate liability both for asbestos-related claims asserted but not yet resolved and potential asbestos-related claims not yet asserted, including estimated defense costs, was $1,100.6 million and $266.0 million as of December 31, 2019 and 2018, respectively. This liability reflects the actuarial central estimate, which is intended to represent an expected value of the most probable outcome.
Defendant Environmental Liabilities
As a result of our acquisition of DCo and Morse TEC, we have been identified by the United States Environmental Protection Agency and certain U.S. state environmental agencies and private parties as potentially responsible parties ("PRP") at various hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent U.S. state laws. The PRPs may currently be liable for the cost of clean-up and other remedial activities at 22 such sites. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.
We have a liability for defendant environmental liabilities of $10.3 million and $2.2 million as of December 31, 2019 and 2018, respectively. The estimate for defendant environmental liabilities is based on information available to us, including an estimate of the allocation of liability among PRPs, the probability that other PRPs will pay the cost apportioned to them, currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs, and remediation alternatives.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. FAIR VALUE MEASUREMENTS
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
Investments:
Fixed maturity investments:
U.S. government and agency	$—	$736,043	$—	$—	$736,043
U.K. government	—	161,772	—	—	161,772
Other government	—	702,857	—	—	702,857
Corporate	—	5,697,067	—	—	5,697,067
Municipal	—	167,882	—	—	167,882
Residential mortgage-backed	—	471,836	—	—	471,836
Commercial mortgage-backed	—	900,029	—	—	900,029
Asset-backed	—	775,402	—	—	775,402
	$—	$9,612,888	$—	$—	$9,612,888

Other assets included within funds held - directly managed	—	14,207	—	—	14,207

Equities:
Publicly traded equity investments	$297,310	$30,565	$—	$—	$327,875
Exchange-traded funds	133,047	—	—	—	133,047
Privately held equity investments	—	—	268,799	—	268,799
	$430,357	$30,565	$268,799	$—	$729,721

Other investments:
Hedge funds	$—	$—	$—	$1,121,904	$1,121,904
Fixed income funds	—	398,143	—	82,896	481,039
Equity funds	—	111,040	—	299,109	410,149
Private equity funds	—	—	—	329,885	329,885
CLO equities	—	—	87,555	—	87,555
CLO equity funds	—	—	—	87,509	87,509
Other	—	34	314	6,031	6,379
	$—	$509,217	$87,869	$1,927,334	$2,524,420
Total Investments	$430,357	$10,166,877	$356,668	$1,927,334	$12,881,236

Cash and cash equivalents	$173,892	$222,191	$—	$—	$396,083

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$695,518	$—	$695,518

Other Assets:
Derivatives qualifying as hedging	$—	$642	$—	$—	$642
Derivatives not qualifying as hedges	$—	$1,369	$—	$—	$1,369
Derivative instruments	$—	$2,011	$—	$—	$2,011

Losses and LAE:	$—	$—	$2,621,122	$—	$2,621,122

Other Liabilities:
Derivatives qualifying as hedging	$—	$11,452	$—	$—	$11,452
Derivatives not qualifying as hedges	$—	$4,106	$—	$—	$4,106
Derivative instruments	$—	$15,558	$—	$—	$15,558

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
Investments:
Fixed maturity investments:
U.S. government and agency	$—	$510,245	$—	$—	$510,245
U.K government	—	300,631	—	—	300,631
Other government	—	793,810	—	—	793,810
Corporate	—	4,802,454	37,386	—	4,839,840
Municipal	—	130,265	—	—	130,265
Residential mortgage-backed	—	773,557	—	—	773,557
Commercial mortgage-backed	—	705,674	7,389	—	713,063
Asset-backed	—	627,360	9,121	—	636,481
	$—	$8,643,996	$53,896	$—	$8,697,892

Other assets included within funds held - directly managed	$—	$14,780	$—	$—	$14,780

Equities:
Publicly traded equity investments	$102,102	$36,313	$—	$—	$138,415
Privately held equity investments	—	—	228,710	—	228,710
	$102,102	$36,313	$228,710	$—	$367,125

Other investments:
Hedge funds	$—	$—	$—	$852,584	$852,584
Fixed income funds	—	290,864	—	112,994	403,858
Equity funds	—	100,440	—	233,241	333,681
Private equity funds	—	—	—	248,628	248,628
CLO equities	—	—	39,052	—	39,052
CLO equity funds	—	—	—	37,260	37,260
Private credit funds	—	—	—	33,381	33,381
Other	—	578	315	8,420	9,313
	$—	$391,882	$39,367	$1,526,508	$1,957,757
Total Investments	$102,102	$9,086,971	$321,973	$1,526,508	$11,037,554

Cash and cash equivalents	$243,839	$21,146	$—	$—	$264,985

Reinsurance recoverable:	$—	$—	$739,591	$—	$739,591

Other Assets:
Derivatives qualifying as hedging	$—	$1,615	$—	$—	$1,615
Derivatives not qualifying as hedges	—	5,086	—	—	5,086
Derivative instruments	$—	$6,701	$—	$—	$6,701

Losses and LAE:	$—	$—	$2,874,055	$—	$2,874,055

Other Liabilities:
Derivatives qualifying as hedging	$—	$300	$—	$—	$300
Derivatives not qualifying as hedges	—	683	—	—	683
Derivative instruments	$—	$983	$—	$—	$983

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
Our privately held equity investments in common and preferred stocks are direct investments in companies that we believe offer attractive risk adjusted returns and/or offer other strategic advantages. Each investment may have its own unique terms and conditions and there may be restrictions on disposals. The market for these investments is illiquid and there is no active market. We use a combination of cost, internal models, reported values from co-investors/managers and observable inputs, such as capital raises and capital transactions between new and existing shareholders to calculate the fair value of the privately held equity investments. The fair value estimates of our investments in privately held equities are based on unobservable market data and, as a result, have been categorized as Level 3.
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

•
We measure the fair value of our direct investment in CLO equities based on valuations provided by independent pricing services, our external CLO equity manager, and valuations provided by the broker or lead underwriter of the investment (the "broker"). Our CLO equity investments have been classified as Level 3 due to the use of unobservable inputs in the valuation and the limited number of relevant trades in secondary markets.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In providing valuations, the independent pricing service providers, CLO equity manager and brokers use observable and unobservable inputs. Of the significant unobservable market inputs used, the default and loss severity rates involve the most judgment and create the most sensitivity. A significant increase or decrease in either of these significant inputs in isolation would result in lower or higher fair value estimates for direct investments in CLO equities and, in general, a change in default rate assumptions will be accompanied by a directionally similar change in loss severity rate assumptions. Collateral spreads and estimated maturity dates are less subjective inputs because they are based on the historical average of actual spreads and the weighted average life of the current underlying portfolios, respectively. A significant increase or decrease in either of these significant inputs in isolation would result in higher or lower fair value estimates for direct investments in CLO equities. In general, these inputs have no significant interrelationship with each other or with default and loss severity rates.
On a quarterly basis, we receive the valuation from the independent pricing providers, external CLO manager and brokers and then review the underlying cash flows and key assumptions used by them. We review and update the significant unobservable inputs based on information obtained from secondary markets. These inputs are our responsibility and we assess the reasonableness of the inputs (and if necessary, update the inputs) through communicating with industry participants, monitoring of the transactions in which we participate (for example, to evaluate default and loss severity rate trends), and reviewing market conditions, historical results, and emerging trends that may impact future cash flows.
If valuations from the independent pricing service providers, external CLO equity manager or brokers are not available, we use an income approach based on certain observable and unobservable inputs to value these investments. An income approach is also used to corroborate the reasonableness of the valuations provided by the pricing providers, external manager and brokers. Where an income approach is followed, the valuation is based on available trade information, such as expected cash flows and market assumptions on default and loss severity rates. Other inputs used in the valuation process include asset spreads, loan prepayment speeds, collateral spreads and estimated maturity dates.

•
For our investments in the CLO equity funds, we measure fair value by obtaining the most recently available NAV as advised by the external fund manager or third party administrator. The fair value of these investments is measured using the NAV as a practical expedient and therefore have not been categorized within the fair value hierarchy.

•
For our investments in private credit funds, we measure fair value by obtaining the most recently available NAV from the external fund manager or third-party administrator. The fair values of these investments are measured using the NAV as a practical expedient and therefore have not been categorized within the fair value hierarchy.

•
Included within other is an investment in a real estate debt fund, for which we measure fair value by obtaining the most recently available NAV from the external fund manager or third-party administrator. The fair value of this investment is measured using the NAV as a practical expedient and therefore has not been categorized within the fair value hierarchy.

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
Investments
The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the years ended December 31, 2019 and 2018:

	2019
	Fixed maturity investments				Privately-held Equities	Other Investments	Total
	Corporate	Residential mortgage-backed	Commercial mortgage-backed	Asset-backed
Beginning fair value	$37,386	$—	$7,389	$9,121	$228,710	$39,367	$321,973
Purchases	184	—	—	—	33,713	56,908	90,805
Sales	(3,520)	—	(784)	(5,088)	(2,016)	(590)	(11,998)
Total realized and unrealized gains (losses)	90	(1)	64	241	8,392	(7,816)	970
Transfer into Level 3 from Level 2	3,535	102	1,515	22,771	—	—	27,923
Transfer out of Level 3 into Level 2	(37,675)	(101)	(8,184)	(27,045)	—	—	(73,005)
Ending fair value	$—	$—	$—	$—	$268,799	$87,869	$356,668

	2018
	Fixed maturity investments				Privately-held Equities	Other Investments	Total
	Corporate	Residential mortgage-backed	Commercial mortgage-backed	Asset-backed
Beginning fair value	$67,178	$3,080	$21,494	$27,892	$—	$57,079	$176,723
Purchases	14,391	—	3,749	46,074	227,000	13,173	304,387
Sales	(65,700)	(1,184)	(5,781)	(49,020)	—	(12,091)	(133,776)
Total realized and unrealized losses	(57)	(28)	(645)	(1,843)	(2)	(18,794)	(21,369)
Transfer into Level 3 from Level 2	28,339	1,795	4,897	9,890	1,712	—	46,633
Transfer out of Level 3 into Level 2	(6,765)	(3,663)	(16,325)	(23,872)	—	—	(50,625)
Ending fair value	$37,386	$—	$7,389	$9,121	$228,710	$39,367	$321,973

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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuations Techniques and Inputs
The table below presents the quantitative information related to the fair value measurements for investments measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2019:

Qualitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2019	Valuation Techniques	Unobservable Input	Range (Average) (1)
	(in millions of U.S. dollars)
CLO equities	$87.6	Consensus pricing	Offered quotes	14-87 (48)
		Discounted Cash Flow method	Discount rate (%) (2) Recovery rate (3) Prepayment rate (4) Collateral reinvestment coupon floor (5)	10%-30% (19.5%) 50%-70% (60%) 20%-30% (25%) 1%
Privately held equity investments	268.8	Transactional value	Implied price at recent purchase transaction	13.50 - 13.85
		Cost as approximation of fair value	Cost as approximation of fair value
(1) The average represents the arithmetic average of the inputs and is not weighted by the relative fair value.
(2) Implied yields were determined from recent market color of comparable subordinated notes, as well as unique characteristics for each investment.
(3) For collateral which has already defaulted, a recovery rate equal to the current market value of the collateral was assumed.
(4) An assumed constant prepayment rate (CPR) was applied to the CLOs. CPRs are the annualized percentage of loans in the collateral pool that prepay.
(5) It was assumed that the collateral manager would reinvest into collateral with a similar weighted-average spread and a similar ratings composition to the current collateral pool.

Insurance Contracts - Fair Value Option
The following table presents a reconciliation of the beginning and ending balances for all insurance contracts measured at fair value on a recurring basis using Level 3 inputs during the years ended December 31, 2019 and 2018:

	2019			2018
	Liability for losses and LAE	Reinsurance balances recoverable on paid and unpaid losses	Net	Liability for losses and LAE	Reinsurance balances recoverable on paid and unpaid losses	Net
Beginning fair value	$2,874,055	$739,591	$2,134,464	$1,794,669	$542,224	$1,252,445
Assumed business	9,218	—	9,218	1,890,061	372,780	1,517,281
Incurred losses and LAE:
Reduction in estimates of ultimate losses	(32,690)	(2,958)	(29,732)	(108,429)	(30,041)	(78,388)
Reduction in unallocated LAE	(19,915)	—	(19,915)	(20,656)	—	(20,656)
Change in fair value	160,630	43,449	117,181	27,845	21,181	6,664
Total incurred losses and LAE	108,025	40,491	67,534	(101,240)	(8,860)	(92,380)
Paid losses	(416,770)	(92,145)	(324,625)	(576,949)	(148,175)	(428,774)
Effect of exchange rate movements	46,594	7,581	39,013	(132,486)	(18,378)	(114,108)
Ending fair value	$2,621,122	$695,518	$1,925,604	$2,874,055	$739,591	$2,134,464

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in fair value in the table above are included in net incurred losses and LAE in our consolidated statements of earnings.
The following table presents the components of the net change in fair value for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Changes in fair value due to changes in:
Duration	$22,719	$74,011	$41,332
Corporate bond yield	94,462	(71,031)	(11,076)
Risk cost of capital	—	3,684	—
Change in fair value	$117,181	$6,664	$30,256

Below is a summary of the quantitative information regarding the significant observable and unobservable inputs used in the internal model to determine fair value on a recurring basis as of December 31, 2019 and 2018:

		2019	2018
Valuation Technique	Unobservable (U) and Observable (O) Inputs	Weighted Average	Weighted Average
Internal model	Corporate bond yield (O)	A rated	A rated
Internal model	Credit spread for non-performance risk (U)	0.2%	0.2%
Internal model	Risk cost of capital (U)	5.1%	5.0%
Internal model	Weighted average cost of capital (U)	8.5%	8.5%
Internal model	Duration - liability (U)	7.82 years	7.33 years
Internal model	Duration - reinsurance balances recoverable on paid and unpaid losses (U)	8.68 years	7.98 years

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
Disclosure of Fair Values for Financial Instruments Carried at Cost
Senior Notes
As of December 31, 2019, our 4.50% Senior Notes due 2022 (the "2022 Senior Notes") and our 4.95% Senior Notes due 2029 (the "2029 Senior Notes" and, together with the 2022 Senior Notes, the "Senior Notes") were carried at amortized cost of $348.6 million and $493.6 million, respectively, while the fair value based on observable market pricing from a third party pricing service was $362.5 million and $537.4 million, respectively. The Senior Notes are classified as Level 2.
Insurance Contracts
Disclosure of fair value of amounts relating to insurance contracts is not required, except those for which we elected the fair value option, as described above.
Remaining Assets and Liabilities
Our remaining assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature approximates fair value as of December 31, 2019 and 2018.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. PREMIUMS WRITTEN AND EARNED
The following tables provide a summary of net premiums written and earned for the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Non-life Run-off
Gross	$(25,069)	$197,009	$(8,910)	$25,230	$14,102	$23,950
Ceded	(269)	(28,513)	(307)	(15,803)	(7,620)	(9,788)
Net	$(25,338)	$168,496	$(9,217)	$9,427	$6,482	$14,162
Atrium
Gross	$192,373	$182,678	$171,494	$164,428	$153,472	$152,278
Ceded	(20,017)	(18,619)	(18,006)	(18,113)	(19,258)	(17,531)
Net	$172,356	$164,059	$153,488	$146,315	$134,214	$134,747
StarStone
Gross	$917,555	$1,021,827	$1,121,135	$1,010,816	$895,160	$865,159
Ceded	(182,126)	(219,901)	(315,573)	(295,857)	(430,259)	(405,756)
Net	$735,429	$801,926	$805,562	$714,959	$464,901	$459,403
Other
Gross	$18,534	$20,544	$32,378	$25,237	$5,719	$5,900
Ceded	(22)	(164)	(311)	(363)	(926)	(1,091)
Net	$18,512	$20,380	$32,067	$24,874	$4,793	$4,809
Total
Gross	$1,103,393	$1,422,058	$1,316,097	$1,225,711	$1,068,453	$1,047,287
Ceded	(202,434)	(267,197)	(334,197)	(330,136)	(458,063)	(434,166)
Net	$900,959	$1,154,861	$981,900	$895,575	$610,390	$613,121

Gross premiums written for the year ended December 31, 2019 and 2018 were $1,103.4 million and $1,316.1 million, respectively, a decrease of $212.7 million. The decrease was primarily due to a decrease in gross written premiums in our StarStone segment due to our strategy to exit certain lines of business, and reductions in gross written premiums in our Non-life Run-off segment due to unearned premium acquired in various transactions.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. GOODWILL AND INTANGIBLE ASSETS
The following table presents a reconciliation of the beginning and ending goodwill and intangible assets for the years ended December 31, 2019 and 2018:

		Intangible assets
	Goodwill	Intangible assets with a definite life	Intangible assets with an indefinite life	Total	Total
Balance as of December 31, 2017	$73,071	$20,487	$87,031	$107,518	$180,589
Acquired during the year	41,736	—	—	—	41,736
Amortization	—	(3,600)	—	(3,600)	(3,600)
Balance as of December 31, 2018	$114,807	$16,887	$87,031	$103,918	$218,725
Amortization	—	(2,257)	—	(2,257)	(2,257)
Balance as of December 31, 2019	$114,807	$14,630	$87,031	$101,661	$216,468

Goodwill
Goodwill as of December 31, 2019 and 2018, related to our Non-life Run-off, Atrium and StarStone segments, was as follows:

	2019	2018
Non-life Run-Off	$62,959	$62,959
Atrium	38,848	38,848
StarStone	13,000	13,000
	$114,807	$114,807

For the year ended December 31, 2019, we completed our assessment for impairment of goodwill and concluded that there had been no impairment of our carried goodwill amount. For the year ended December 31, 2018 the increase in the goodwill balance in the Non-life Run-off segment was due to the acquisition of KaylaRe as discussed in Note 3 - "Acquisitions", which resulted in the recognition of goodwill of $41.7 million, none of which is amortizable for tax purposes.
Intangible Assets
Intangible assets with a definite life includes the distribution channel, technology and brand related to our acquisitions of Atrium and StarStone. These assets are amortized on a straight-line basis over a period ranging from four to fifteen years. The following table provides a summary of the amortization recorded on the intangible assets for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Intangible asset amortization	$2,257	$3,600	$4,266

Intangible assets with an indefinite life includes assets associated with the Lloyd’s syndicate capacity for StarStone and Atrium, StarStone's U.S. insurance licenses, and Atrium’s management contract with Syndicate 609 in relation to underwriting, actuarial and support services it provides.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross carrying value, accumulated amortization and net carrying value of intangible assets by type as of December 31, 2019 and 2018 was as follows:

	2019			2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with a definite life:
Distribution channel	$20,000	$(8,111)	$11,889	$20,000	$(6,776)	$13,224
Technology	15,000	(15,000)	—	15,000	(14,778)	222
Brand	7,000	(4,259)	2,741	7,000	(3,559)	3,441
Total	$42,000	$(27,370)	$14,630	$42,000	$(25,113)	$16,887
Intangible assets with an indefinite life:
Lloyd’s syndicate capacity	$37,031	$—	$37,031	$37,031	$—	$37,031
Licenses	19,900	—	19,900	19,900	—	19,900
Management contract	30,100	—	30,100	30,100	—	30,100
Total	$87,031	$—	$87,031	$87,031	$—	$87,031
The net carrying value of intangible assets by segment and by type as of December 31, 2019 and 2018 was as follows:

	2019			2018
	Atrium	StarStone	Total	Atrium	StarStone	Total
Intangible assets with a definite life:
Distribution channel	$11,889	$—	$11,889	$13,224	$—	$13,224
Technology	—	—	—	—	222	222
Brand	2,741	—	2,741	3,441	—	3,441
Total	$14,630	$—	$14,630	$16,665	$222	$16,887
Intangible assets with an indefinite life:
Lloyd’s syndicate capacity	$33,031	$4,000	$37,031	$33,031	$4,000	$37,031
Licenses	—	19,900	19,900	—	19,900	19,900
Management contract	30,100	—	30,100	30,100	—	30,100
Total	$63,131	$23,900	$87,031	$63,131	$23,900	$87,031

Total intangible assets	$77,761	$23,900	$101,661	$79,796	$24,122	$103,918
The estimated future amortization expense related to our intangible assets with a definite life is as follows:

Year	Atrium	StarStone	Total
2020	$2,033	$—	$2,033
2021	2,033	—	2,033
2022	2,033	—	2,033
2023	1,975	—	1,975
2024	1,333	—	1,333
2025 and thereafter	5,223	—	5,223
Total amortization	$14,630	$—	$14,630

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. DEBT OBLIGATIONS AND CREDIT FACILITIES
We primarily utilize debt facilities for funding acquisitions and significant new business, investment activities and, from time to time, for general corporate purposes. Our debt obligations are as follows:

Facility	Origination Date	Term	December 31, 2019	December 31, 2018
4.50% Senior Notes due 2022	March 10, 2017	5 years	$348,616	$348,054
4.95% Senior Notes due 2029	May 28, 2019	10 years	493,600	—
Total senior notes			842,216	348,054
EGL Revolving Credit Facility	August 16, 2018	5 years	—	15,000
2018 EGL Term Loan Facility	December 27, 2018	3 years	348,991	498,485
Total debt obligations			$1,191,207	$861,539

During the year ended December 31, 2019, we utilized $1,070.5 million and repaid $742.6 million under our facilities. The facilities were primarily utilized for funding acquisitions as described in Note 3 - "Acquisitions", significant new business as described in Note 4 - "Significant New Business", and investing activities.
The table below provides a summary of the total interest expense for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Interest expense on debt obligations	$51,245	$25,205	$25,619
Amortization of debt issuance costs	953	537	416
Funds withheld balances and other	343	475	2,067
Total interest expense	$52,541	$26,217	$28,102

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
The 2022 Senior Notes are rated BBB- and are redeemable at our option on a make whole basis at any time prior to the date that is one month prior to the maturity of the 2022 Senior Notes. On or after the date that is one month prior to the maturity of the 2022 Senior Notes, the notes are redeemable at a redemption price equal to 100% of the principal amount of the 2022 Senior Notes to be redeemed.
We incurred costs of $2.9 million in issuing the 2022 Senior Notes. These costs included underwriters’ fees, legal and accounting fees, and other fees, and are capitalized and presented as a direct deduction from the principal amount of debt obligations in the consolidated balance sheets. These costs are amortized over the term of the 2022 Senior Notes and are included in interest expense in our consolidated statements of earnings. The unamortized costs as of December 31, 2019 and 2018 were $1.4 million and $1.9 million, respectively.

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
We incurred costs of $6.8 million in issuing the 2029 Senior Notes. These costs included underwriters’ fees, legal and accounting fees, and other fees, and are capitalized and presented as a direct deduction from the principal amount of debt obligations in the consolidated balance sheets. These costs are amortized over the term of the 2029 Senior Notes and are included in interest expense in our consolidated statements of earnings. The unamortized costs as of December 31, 2019 were $6.4 million.
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
As of December 31, 2019, we were permitted to borrow up to an aggregate of $600.0 million under the facility. As of December 31, 2019, there was $600.0 million of available unutilized capacity under the facility. Subsequent to December 31, 2019, we drew down $5.0 million bringing the unutilized capacity under this facility to $595.0 million.
Interest is payable at least every three months at either the alternate base rate ("ABR") or LIBOR plus a margin as set forth in the revolving credit agreement. The margin could vary based upon any change in our long term senior unsecured debt rating assigned by S&P or Fitch. We also pay a commitment fee based on the average daily unutilized portion of the facility. If an event of default occurs, the interest rate may increase and the agent may, and at the request of the required lenders shall, cancel lender commitments and demand early repayment.
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
2018 EGL Term Loan Facility
On December 27, 2018, we entered into and fully utilized a three-year $500.0 million unsecured term loan (the "2018 EGL Term Loan Facility"). The proceeds were partially used to fund the acquisition of Maiden Re North America. We have the option to increase the principal amount of the term loan credit facility up to an aggregate amount of $150.0 million from the existing lenders or through the addition of new lenders, subject to the terms of the term loan credit agreement. During 2019, we repaid $150.0 million of principal on the facility, bringing the outstanding loan amount to $349.0 million, which includes unamortized issuance costs of $1.0 million, as of December 31, 2019.

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
Financial and business covenants relating to this facility are similar to the EGL revolving credit facility. We are in compliance with the covenants of the 2018 EGL Term Loan Facility.
We incurred costs of $1.5 million associated with closing the 2018 EGL Term Loan Facility. These costs included bank, legal and accounting fees, and other fees, and are capitalized and presented as a direct deduction from the principal amount of debt obligations in the consolidated balance sheets. These costs are amortized over the term of the facility and are included in interest expense in our consolidated statements of earnings. The unamortized costs as of December 31, 2019 and December 31, 2018 were $1.0 million and $1.5 million, respectively.
Unsecured Letters of Credit
We utilize unsecured letters of credit to support certain of our insurance and reinsurance performance obligations.
Funds at Lloyd's
We have an unsecured letter of credit agreement for Funds at Lloyd's ("FAL Facility") to issue up to $375.0 million of letters of credit, with provision to increase the facility by an additional $25.0 million up to an aggregate amount of $400.0 million, subject to lenders approval. On November 6, 2019, we amended and restated the FAL Facility to extend its term by one year. The FAL Facility is available to satisfy our Funds at Lloyd's requirements and expires in 2023. As of December 31, 2019, our combined Funds at Lloyd's were comprised of cash and investments of $639.3 million and unsecured letters of credit of $252.0 million.
$120.0 million Letter of Credit Facility
We use this facility to support certain reinsurance collateral obligations of our subsidiaries. On December 6, 2019, we reduced the facility size from $170.0 million to $120.0 million. Pursuant to the facility agreement, we have the option to increase commitments under the facility by an additional $60.0 million. As of December 31, 2019 and December 31, 2018, we had issued an aggregate amount of letters of credit under this facility of $115.3 million and $78.4 million, respectively.
$760.0 million Syndicated Letter of Credit Facility
During 2019, we entered into an unsecured $760.0 million letter of credit facility agreement, most recently amended on December 9, 2019. We may increase the commitments by an aggregate amount of $40.0 million. The facility is used to post letters of credit to collateralize reinsurance performance obligations to various parties, including $445.0 million relating to the reinsurance transaction with Maiden Re Bermuda, as described in Note 4 - "Significant New Business". As of December 31, 2019, we had issued an aggregate amount of letters of credit under this facility of $608.0 million.

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
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest ("RNCI") as of December 31, 2019 and 2018 comprises the ownership interests held by the Trident V Funds ("Trident") (39.3%) and Dowling Capital Partners, L.P. ("Dowling") (1.7%) in our subsidiary North Bay Holdings Limited ("North Bay"). North Bay owns our investments in Atrium and StarStone.
The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI for the years ended December 31, 2019 and 2018:

	2019	2018
Balance at beginning of year	$458,543	$479,606
Capital contributions	13,127	55,377
Dividends paid	(11,556)	(3,852)
Net loss attributable to RNCI	(12,029)	(64,794)
Accumulated other comprehensive income (loss) attributable to RNCI	(116)	(240)
Change in redemption value of RNCI	(9,178)	(7,554)
Balance at end of year	$438,791	$458,543

We carried the RNCI at its estimated redemption value, which is fair value, as of December 31, 2019. The fair value is based on tangible book value and a valuation multiple derived from a combination of comparable company market valuations, recent comparable transaction multiples and discounted cash flow models. The decrease in the fair value of the RNCI during 2019 was primarily attributable to a decrease in tangible net assets due to net losses relating to StarStone during 2019 and the distribution of Atrium dividends during the year ended December 31, 2019, which were partially offset by net earnings from Atrium. The valuation multiples did not change significantly.
Refer to Note 2 - "Significant Accounting Policies", Note 21 - "Related Party Transactions" and Note 23 - "Commitments and Contingencies" for additional information regarding RNCI.
Noncontrolling Interest
As of December 31, 2019 and 2018, we had $14.2 million and $12.1 million, respectively, of noncontrolling interest ("NCI") primarily related to an external interest in two of our non-life run-off subsidiaries. A reconciliation of the beginning and ending carrying amount of the equity attributable to NCI is included in the Consolidated Statement of Changes in Shareholders Equity.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. SHARE CAPITAL
As of December 31, 2019 and 2018, the authorized share capital was 111,000,000 ordinary shares ("Voting Ordinary Shares") and non-voting convertible ordinary shares ("Non-Voting Ordinary Shares"), each of par value $1.00 per share, and 45,000,000 preferred shares of par value $1.00 per share.
Voting Ordinary Shares
Our Voting Ordinary Shares are listed and trade on the NASDAQ Global Select Market. Each Voting Ordinary Share entitles the holder thereof to one vote.
On May 14, 2018, 1,501,778 Voting Ordinary Shares were issued as consideration for the acquisition of KaylaRe Holdings Ltd, as described in Note 3 - "Acquisitions".
On January 21, 2020, 565,630 Voting Ordinary Shares were issued to the trustee of the Enstar Group Limited Employee Benefit Trust (the "EB Trust"). Shares held in the EB Trust are classified as treasury shares. The EB Trust supports awards made under the Joint Share Ownership Plan, a sub-plan to our Amended and Restated 2016 Equity Incentive Plan (the "JSOP"). Voting rights in respect of shares held in the EB Trust have been contractually waived.
Non-Voting Ordinary Shares
The Non-Voting Ordinary Shares are comprised of several different series as of December 31, 2019:

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

•
there were 910,010 Series E shares issued and outstanding as of December 31, 2019. On May 14, 2018, 505,239 Series E non-voting shares were issued as consideration for the acquisition of KaylaRe Holdings Ltd, as described in Note 3 - "Acquisitions". The Series E shares have substantially the same rights as the Series C shares, except that (i) they are convertible only into Voting Ordinary Shares and (ii) they may only vote as required under Bermuda law. The Series E shares include all other Non-Voting Ordinary Shares authorized under our bye-laws but not classified as Series A, B, C or D Non-Voting Ordinary Shares.

Warrants
As of December 31, 2019, there were warrants outstanding to acquire 175,901 Series C Non-Voting Ordinary Shares for an exercise price of $115.00 per share, subject to certain adjustments (the "Warrants"). The Warrants were issued in April 2011 and expire in April 2021. The Warrant holder may, at its election, satisfy the exercise price of the Warrants on a cashless basis by surrender of shares otherwise issuable upon exercise of the Warrants in accordance with a formula set forth in the Warrants.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series C Preferred Shares
As of December 31, 2019, there were 388,571 Series C Participating Non-Voting Perpetual Preferred Shares ("Series C Preferred Shares") issued and held by one of our wholly-owned subsidiaries. The Series C Preferred Shares were issued in June 2016 in an internal reorganization transaction that resulted in the cancellation of all of the Series A Shares. The Series C Preferred Shares (i) upon liquidation, dissolution or winding up of the Company, entitle their holders to a preference over holders of our ordinary voting and non-voting shares of an amount equal to $0.001 per share with respect to surplus assets and (ii) are non-voting except in certain limited circumstances. The Series C Preferred shares have dividend rights equal to those of the ordinary voting shares, subject to certain limitations and in an amount determined by a "participation rate" that is generally reflective of the reduction in the number of Series C Preferred Shares issued in exchange for the previously outstanding Series A Shares. The Series C Preferred Shares otherwise rank on parity with the ordinary voting and non-voting shares, and they rank senior to each other class or series of share capital, unless the terms of any such class or series shall expressly provide otherwise.
Series D Preferred Shares
On June 28, 2018, the Company raised $400.0 million of gross proceeds through the public offering of 16,000 shares of its 7.00% non-cumulative fixed-to-floating rate Series D perpetual preferred shares ("Series D Preferred Shares") (equivalent to 16,000,000 depositary shares, each of which represents a 1/1,000th interest in a Series D Preferred Share), $1.00 par value and $25,000 liquidation preference (the "Liquidation Preference") per share (equivalent to $25.00 per depositary share). The Company received net proceeds of $389.2 million which was used to repay debt obligations. The depositary shares are listed and trade on the NASDAQ Global Select Market. The Series D Preferred Shares are not redeemable prior to September 1, 2028, except in specified circumstances relating to certain tax, corporate, capital or rating agency events as described in the prospectus supplement relating to the offering. On and after September 1, 2028, the Series D Preferred Shares, represented by the depositary shares, will be redeemable at the Company’s option, in whole or from time to time in part, at a redemption price equal to $25,000 per Series D Preferred Share (equivalent to $25.00 per depositary share), plus any declared and unpaid dividends.
Series E Preferred Shares
On November 21, 2018, the Company raised $110.0 million of gross proceeds through the public offering of 4,400 shares of its 7.00% fixed rate non-cumulative Series E perpetual preferred shares ("Series E Preferred Shares") (equivalent to 4,400,000 depositary shares, each of which represents a 1/1,000th interest in a Series E Preferred Share), $1.00 par value and $25,000 liquidation preference (the "Series E Liquidation Preference") per share (equivalent to $25.00 per depositary share). The Company received net proceeds of $106.1 million which was used to fund operations within our Non-life Run-off segment. The depositary shares are listed and trade on the NASDAQ Global Select Market. The Series E Preferred Shares are not redeemable prior to March 1, 2024, except in specified circumstances relating to certain tax, corporate, capital or rating agency events as described in the prospectus supplement relating to the offering. On and after March 1, 2024, the Series E Preferred Shares, represented by the depositary shares, will be redeemable at the Company’s option, in whole or from time to time in part, at a redemption price equal to $25,000 per Series E Preferred Share (equivalent to $25.00 per depositary share), plus any declared and unpaid dividends.
Dividends on Preferred Shares
Holders of Series D and Series E Preferred Shares are entitled to receive, only when, as and if declared, non-cumulative cash dividends, paid quarterly in arrears on the 1st day of March, June, September and December of each year, commencing on September 1, 2018 for the Series D Preferred Shares and March 1, 2019 for the Series E Preferred Shares, of 7.00% per annum. Commencing on September 1, 2028, the Series D Preferred Shares will convert to a floating rate basis and dividends will be payable on a non-cumulative basis, when, as and if declared, at three-month LIBOR plus 4.015% per annum. Dividends that are not declared will not accumulate and will not be payable. During 2019, we declared and paid $28.0 million of dividends on the Series D Preferred Shares, and declared and paid $7.9 million of dividends on the Series E Preferred Shares. During 2018, we declared and paid $12.1 million of dividends on the Series D Preferred Shares. During February 2020, we declared $7.0 million and $1.9 million of dividends on the Series D and E Preferred Shares, respectively, to be paid on March 2, 2020 to shareholders of record as of February 15, 2020.
Any payment of dividends must be approved by our Board of Directors. Our ability to pay dividends is subject to certain restrictions, as described in Note 22 - "Dividend Restrictions and Statutory Financial Information".

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Numerator:
Net earnings (loss) from continuing operations	$902,175	$(162,354)	$300,465
Net earnings from discontinued operations, net of income taxes	—	—	10,993
Net earnings (loss) attributable to Enstar Group Limited	$902,175	$(162,354)	$311,458
Denominator:
Weighted-average ordinary shares outstanding — basic	21,482,617	20,698,310	19,388,621
Effect of dilutive securities:
Share-based compensation plans	227,878	129,746	62,732
Warrants	64,571	76,120	76,238
Weighted-average ordinary shares outstanding — diluted	21,775,066	20,904,176	19,527,591
Earnings per share attributable to Enstar Group Limited:
Basic:
Net earnings (loss) from continuing operations	$42.00	$(7.84)	$15.50
Net earnings from discontinued operations, net of income taxes	—	—	0.56
Net earnings (loss) per ordinary share	$42.00	$(7.84)	$16.06
Diluted(1):
Net earnings (loss) from continuing operations	$41.43	$(7.84)	$15.39
Net earnings from discontinued operations, net of income taxes	—	—	0.56
Net earnings (loss) per ordinary share	$41.43	$(7.84)	$15.95
(1) During a period of loss, the basic weighted average ordinary shares outstanding is used in the denominator of the diluted loss per ordinary share computation as the effect of including potentially dilutive securities would be anti-dilutive.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. SHARE-BASED COMPENSATION AND PENSIONS
Share-based compensation
The 2016 and 2006 Equity Incentive Plans are our primary share-based compensation plans. We also maintain other share-based compensation plans as discussed below. The table below provides a summary of the compensation costs for all of our share-based compensation plans for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Share-based compensation plans:
Restricted shares and restricted share units	$6,564	$7,641	$7,302
Performance share units	23,582	1,968	5,832
Cash-settled stock appreciation rights	2,575	(3,316)	8,875
Other share-based compensation plans:
Northshore incentive plan	3,652	2,792	3,156
StarStone incentive plan	223	—	—
Deferred compensation and ordinary share plan for non-employee directors	992	1,155	758
Employee share purchase plan	411	430	403
Total share-based compensation	$37,999	$10,670	$26,326

Restricted Shares and Restricted Share Units
Restricted shares and restricted share units are service awards that typically vest over three years. These awards are share-settled and are recorded in additional paid-in capital on the consolidated balance sheets. The fair value of these awards is measured at the grant date and expensed over the service period. The following table summarizes the activity related to restricted shares and restricted share awards during 2019:

	Number of Shares	Weighted-Average Share Price
Nonvested — January 1	59,936	$191.89
Granted	50,054	176.16
Vested	(42,462)	189.98
Forfeited	(2,956)	206.85
Nonvested — December 31	64,572	180.49

The unrecognized compensation cost related to our unvested restricted share and restricted share unit awards as of December 31, 2019 was $6.0 million. This cost is recognizable over the next 2.10 years, which is the weighted average contractual life.
Performance Share Units ("PSUs")
PSUs are share-settled and vest on the third anniversary of the grant date. The number of shares to vest will be determined by a performance adjustment based on either (i) the change in fully diluted book value per share ("FDBVPS") over three years, or (ii) average annual non-GAAP operating income return on equity, excluding StarStone.
Performance Share Units based on FDBVPS
The following table summarizes the awards granted, the unvested PSU awards at December 31, 2019, and the performance criteria and associated performance multipliers at various levels of achievement.

Grant Year	Inception-to-date Activity Roll-forward				Performance Criteria: Change in FDBVPS (3 year)			Performance Multiplier Levels Per Award Agreements
	PSUs Granted at Target	Forfeited	Estimated Change in Multiplier	Nonvested at December 31, 2019	Threshold	Target	Maximum	Threshold	Target	Maximum
2017	36,321	(12,176)	9,560	33,705	20.00%	30.00%	40.00%	50.00%	100.00%	150.00%
2017	91,875	—	18,081	109,956	30.30%	35.65%	41.00%	50.00%	100.00%	150.00%
2018	39,682	(11,414)	—	28,268	25.00%	32.50%	40.00%	50.00%	100.00%	150.00%
2019	18,308	(798)	—	17,510	20.00%	30.00%	40.00%	60.00%	100.00%	150.00%
	186,186	(24,388)	27,641	189,439

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An increase of Target to Maximum or more in FDBVPS results in a settlement of 100% to a maximum of 150% of the units granted, respectively. An increase of Threshold to Target in FDBVPS results in a settlement of 50% to 100% of the units granted, respectively for 2017 and 2018 awards, and settlement of 60% to 100% for the 2019 awards. Straight-line interpolation applies within these ranges, and no settlement occurs if the increase in FDBVPS is less than the Threshold.
Performance Share Units based on Average Annual Non-GAAP Operating Income Return on Equity ("Operating ROE")
The following table summarizes the awards granted, the unvested units at December 31, 2019, and the performance criteria and associated performance multipliers at various levels of achievement.

Grant Year	Inception-to-date Activity Roll-forward				Performance Criteria: Average Annual Operating ROE			Performance Multiplier Levels Per Award Agreements
	PSUs Granted at Target	Forfeited	Estimated Change in Multiplier	Nonvested at December 31, 2019	Threshold	Target	Maximum	Threshold	Target	Maximum
2019	18,308	(798)	—	17,510	9.60%	12.00%	14.40%	60.00%	100.00%	150.00%

Annual Operating ROE is calculated based upon the non-GAAP operating income return on opening shareholder's equity, excluding StarStone. Average Annual Operating ROE is the sum of the three individual year annual operating ROE %'s divided by three. An Average Annual Operating ROE of Target to Maximum or more results in a settlement of 100% to a maximum of 150% of the units granted, respectively. An Average Annual Operating ROE of Threshold to Target results in a settlement of 60% to 100%. Straight-line interpolation applies within these ranges and no settlement occurs if the Average Annual Operating ROE is less than the Threshold.
Performance Multipliers
For expense purposes we assume a Target vesting at the initial time of award. At the end of each reporting period, we estimate the expected performance multiplier, as shown in the table below:

Award Description	2019	2018	2017
2017 FDBVPS Type I (30.00% Target Change)	139%	50%	100%
2017 FDBVPS Type II (35.65% Target Change)	120%	50%	100%
2018 FDBVPS	100%	50%	n/a
2019 FDBVPS	100%	n/a	n/a
2019 Average Operating ROE	100%	n/a	n/a

The unrecognized compensation cost related to our unvested PSU share awards as of December 31, 2019 was $7.9 million. This cost is recognizable over the next 1.51 years, which is the weighted average contractual life.
Roll-forward of Performance Share Units
The following table summarizes the activity related to PSUs during 2019:

	Number of Shares	Weighted-Average Share Price
Nonvested — January 1	159,168	$190.77
Granted	36,616	166.42
Increase for above target vest	27,641	188.62
Vested	(2,631)	195.60
Forfeited	(13,845)	198.37
Nonvested — December 31	206,949	185.61

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash-Settled Stock Appreciation Rights
Cash-settled stock appreciation right awards ("SARs") give the holder the right, upon exercise, to receive in cash the difference between the market price per share of our ordinary shares at the time of exercise and the exercise price of the SARs. The exercise price of each SAR is equal to the market price of our ordinary shares on the date of the grant. Vested SARs are exercisable for periods not to exceed either 4 years or 10 years from the date of grant. We have not granted any new SAR awards since 2015.
The following table summarizes the activity related to SARs during 2019:

	Number of SARs	Weighted-Average Exercise Price of SARs	Weighted-Average Expected Term (in years)	Aggregate Intrinsic Value(1)
Balance, beginning of year	109,081	$142.37
Exercised	(19,854)	138.07
Balance, end of year	89,227	143.33	2.39	$6,133
(1) The aggregate intrinsic value is calculated as the pre-tax difference between the exercise price of the underlying share awards and the closing price per share of our ordinary shares of $206.86 on December 31, 2019.
Compensation expense for SARs is based on the estimated fair value on the date of grant using the Black-Scholes valuation model, which requires the use of subjective assumptions related to the expected stock price volatility, expected term, expected dividend yield and risk-free interest rate. SARs are liability-classified awards for which compensation expense and the liability are re-measured using the then-current Black Scholes assumptions at each interim reporting date based upon the portion of the requisite service period rendered. The unrecognized compensation cost related to our SARs as of December 31, 2019 was less than $0.1 million.
The following table sets forth the assumptions used to estimate the fair value of the SARs using the Black-Scholes option valuation model as of December 31, 2019, 2018 and 2017:

	2019	2018	2017
Weighted-average fair value per SAR	$76.03	$45.85	$75.38
Weighted-average volatility	19.75%	18.94%	19.44%
Weighted-average risk-free interest rate	1.64%	2.72%	1.65%
Dividend yield	0.00%	0.00%	0.00%

Joint Share Ownership Plan
Under the JSOP, we have the ability to make equity awards to our U.K.-based staff through which a recipient acquires jointly held interests in a set number of our Voting Ordinary Shares together with the independent trustee of the EB Trust at fair market value, pursuant to the terms of a joint ownership agreement. The Voting Ordinary Shares underlying any JSOP award remain in the EB Trust, and the recipient ultimately receives the value of the appreciation above a threshold on those shares, measured between date of grant and a pre-set measuring date that follows a vesting period (typically three years). JSOP awards are generally settled in Voting Ordinary Shares and may include performance and other conditions, typically related to share price appreciation above a hurdle, that must be met in order for the award to vest. Voting rights in respect of shares held in the EB Trust are contractually waived. Shares held in the EB Trust are classified as treasury shares.
No awards under the JSOP were made during 2019. Subsequent to December 31, 2019, a JSOP award comprising 565,630 underlying Voting Ordinary Shares was made to our Chief Executive Officer (the "CEO JSOP Award"). The CEO JSOP Award was granted on January 21, 2020 and cliff-vests after 3 years. The ultimate value of the CEO JSOP Award at vesting, if any, is determined based on the price of a Voting Ordinary Share appreciating above a certain threshold between the date of grant and the vesting date. If the higher of the closing price per Share on January 20, 2023 and the 10-day volume weighted average price per Share for the ten consecutive trading days ending on January 20, 2023 (each, the "Market Price") is $266.00 or greater (the "Hurdle"), the award will have a value equal to the applicable Market Price per Share, less $205.89, multiplied by 565,630. If the higher of the Market Price per Voting Ordinary Share is less than $266.00 on such date, the award will have no value. Subject to the terms of the agreement governing the award, 20% of the ultimate value of the CEO JSOP Award is subject to a performance condition to vesting, in addition to the Hurdle, based on growth in our fully diluted book value per share between January

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1, 2020 and December 31, 2022. The grant date fair value of the award was approximately $13.6 million.

Other share-based compensation plans
Northshore Incentive Plan
Our subsidiary, Northshore, has long-term incentive plans that award time-based restricted shares of Northshore to certain Atrium employees. Shares generally vest over two to three years. These share awards have been classified as liability awards. The unrecognized compensation cost related to the Northshore incentive plan at December 31, 2019 was $0.9 million. This cost is expected to be recognized over the next 0.36 years, which is the weighted average contractual life of the awards.
StarStone Incentive Plan
Our subsidiary, StarStone, has long-term incentive plans that are cash-settled plans for StarStone employees. The awards are based on StarStone's performance over two to three years. These share awards have been classified as liability awards. The unrecognized compensation cost related to the StarStone incentive plan at December 31, 2019 was $1.8 million. This cost is expected to be recognized over the next 2 years.
Deferred Compensation and Ordinary Share Plan for Non-Employee Directors
The following table summarizes the number of units outstanding for the years ended December 31, 2019, 2018 and 2017 under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors (the "Deferred Compensation Plan"):

	2019	2018	2017
Restricted share units credited to the accounts of non-employee directors	5,976	5,691	3,852

Employee Share Purchase Plan
We provide an Employee Share Purchase Plan whereby eligible employees may purchase Enstar shares at a 15% discount to market price, in an amount of share value limited to the lower of $21,250 or 15% of the employee's base salary. The 15% discount is expensed as compensation cost.
The following table summarizes the number of shares issued to employees under the Employee Share Purchase Plan for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Number of shares issued to employees	15,269	14,183	12,401

Pension Plans
We provide retirement benefits to eligible employees through various plans that we sponsor. Pension expense can be affected by changes in our employee headcount. The table below summarizes the pension expenses related to our Defined Contribution Plans and our Defined Benefit Plan for the years ended December 31, 2019, 2018 and 2017.

	2019	2018	2017
Defined contribution plans	$11,798	$11,434	$12,247
Defined benefit plan	684	2,243	1,988
Total pension expense	$12,482	$13,677	$14,235

Defined Benefit Plan
During 2019, an actuarial review was performed on the defined benefit plan, which determined that the plan’s unfunded liability, as of December 31, 2019 and 2018 was $8.9 million and $8.4 million, respectively. As of December 31, 2019 and 2018, we had an accrued liability of $8.9 million and $8.4 million, respectively, for this plan.

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
The following table presents earnings (loss) before income taxes by jurisdiction from continuing operations, including earnings (loss) from equity method investments, for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Domestic (Bermuda)	$576,339	$(232,743)	$167,263
Foreign	356,317	14,347	147,148
Total earnings (loss) before income tax on continuing operations	$932,656	$(218,396)	$314,411

The following table presents our current and deferred income tax expense (benefit) from continuing operations by jurisdiction for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Current:
Domestic (Bermuda)	$—	$—	$—
Foreign	18,433	(3,632)	10,299
	18,433	(3,632)	10,299
Deferred:
Domestic (Bermuda)	—	—	—
Foreign	(13,996)	(2,492)	(16,694)
	(13,996)	(2,492)	(16,694)
Total income tax expense (benefit) on continuing operations	$4,437	$(6,124)	$(6,395)

The actual effective income tax rate differs from the statutory rate of 0% under Bermuda law to earnings (loss) from continuing operations before income taxes, including earnings (loss) from equity method investments for the years ended December 31, 2019, 2018 and 2017 as shown in the following reconciliation:

	2019	2018	2017
Earnings (loss) before income tax	$932,656	$(218,396)	$314,411
Bermuda income taxes at statutory rate	0.0%	0.0%	0.0%
Foreign income tax rate differential	8.6%	0.7%	13.1%
Change in valuation allowance	(8.2)%	(0.3)%	(34.9)%
Effect of change in foreign (U.S.) tax rate	—%	—%	20.3%
U.S. base erosion and anti-abuse tax	0.5%	(0.6)%	—%
Other	(0.4)%	3.0%	(0.5)%
Effective tax rate	0.5%	2.8%	(2.0)%

Our effective tax rate is generally driven by the geographical distribution of our pre-tax net earnings between our taxable and non-taxable jurisdictions.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities reflect the tax effect of the differences between the financial statement carrying amount and the income tax bases of assets and liabilities. Significant components of the deferred tax assets and deferred tax liabilities as of December 31, 2019 and 2018 were as follows:

	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$159,436	$183,633
Insurance reserves	14,104	18,677
Unearned premiums	7,131	11,314
Lloyd's underwriting losses taxable in future periods	—	6,201
Provisions for bad debt	6,172	2,594
Unrealized losses on investments	—	5,160
Defendant asbestos and environmental liabilities (1)	140,000	—
Other deferred tax assets	—	183
Gross deferred tax assets	326,843	227,762
Valuation allowance	(117,390)	(212,113)
Deferred tax assets	209,453	15,649

Deferred tax liabilities:
Unrealized gains on investments	(10,107)	—
Lloyd's underwriting profit taxable in future periods	(8,852)	—
Deferred policy acquisition cost	(8,267)	—
Other deferred tax liabilities	(27,317)	(16,067)
Deferred tax liabilities	(54,543)	(16,067)

Net deferred tax asset (liability)	$154,910	$(418)

(1) Relates to the Morse TEC acquisition as described in Note 3 - "Acquisitions".
Net Deferred Tax Asset (Liability) Balance by Major Jurisdiction:

	December 31,
	2019	2018
	Net Deferred Tax Asset	Net Deferred Tax Liability
United States	$169,891	$5,151
United Kingdom	(16,074)	(8,377)
Other	1,093	2,808
Total	$154,910	$(418)

Net Operating Loss Carryforwards:
As of December 31, 2019, we had net operating loss carryforwards that could be available to offset future taxable income, as follows:

Tax Jurisdiction	Loss Carryforwards	Tax effect	Expiration
Operating and Capital Loss Carryforwards:
United States - Net operating loss	$513,476	$107,830	2024-2038
United Kingdom	224,150	38,106	Indefinitely
Other	52,484	13,500	Various

The U.S. net operating loss carryforwards are also subject to certain utilization limitations based upon their nature and the specific legal entity that holds them.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assessment of Valuation Allowance on Deferred Tax Assets
As of December 31, 2019 and 2018, we had deferred tax asset valuation allowances of $117.4 million and $212.1 million, respectively, related to foreign subsidiaries. We recorded a decrease of $94.7 million in our deferred tax valuation allowance primarily due to utilization of deferred tax asset in the amount of $69.7 million as well as a partial deferred tax asset valuation allowance release in the amount of $25.0 million during 2019.
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
Unrecognized Tax Benefits
During the years ended December 31, 2019, 2018 and 2017, there were no unrecognized tax benefits. There were no accruals for the payment of interest and penalties related to unrecognized tax benefits as of December 31, 2019, 2018 and 2017.
Our operating subsidiaries may be subject to audit by various tax authorities and may have different statutes of limitations expiration dates. Tax authorities may propose adjustments to our income taxes. Listed below are the tax years that remain subject to examination by a major tax jurisdiction as of December 31, 2019:

Major Tax Jurisdiction	Open Tax Years
United States	2016-2019
United Kingdom	2016-2019
Australia	2014-2019

Impact of U.S. Tax Reform
On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Act"). The Tax Act resulted in a reduction of the U.S. Federal Tax rate to 21% from 35% effective for tax years beginning after December 31, 2017. Consequently, we recorded a $63.8 million reduction of our U.S. deferred tax asset fully offset by a reduction in our valuation allowance in 2017. The Tax Act also repealed the corporate AMT. Taxpayers with AMT credit carryovers in excess of their tax liability may have the credits refunded over multiple years between 2018 and 2021. For the year ended December 31, 2017, we had recorded a reduction to our valuation allowance of $7.4 million and reclassified our AMT credit carryforward to other assets on our consolidated balance sheet. The AMT carryforward has been refunded 50% each tax year beginning in 2018 with any remaining balance expected to be fully refunded in 2021.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. RELATED PARTY TRANSACTIONS
Stone Point Capital LLC
Through several private transactions occurring from May 2012 to July 2012 and an additional private transaction that closed in May 2018, investment funds managed by Stone Point Capital LLC ("Stone Point") have acquired an aggregate of 1,635,986 of our Voting Ordinary Shares (which constitutes approximately 9.1% of our outstanding Voting Ordinary Shares). On November 6, 2013, we appointed James D. Carey to our Board of Directors. Mr. Carey is the sole member of an entity that is one of four general partners of the entities serving as general partners for Trident, is a member of the investment committees of such general partners, and is a member and senior principal of Stone Point, the manager of the Trident funds.
In addition, we have entered into certain agreements with Trident with respect to Trident’s co-investments in the Atrium, Arden, and StarStone acquisitions. These include investors’ agreements and shareholders’ agreements, which provide for, among other things: (i) our right to redeem Trident’s equity interest in the Atrium/Arden and StarStone transactions in cash at fair market value within the 90 days following September 6, 2018 and April 1, 2019, respectively, and at any time following September 6, 2020 and April 1, 2021, respectively; and (ii) Trident’s right to have its equity co-investment interests in the Atrium/Arden and StarStone transactions redeemed by us at fair market value (which we may satisfy in either cash or our ordinary shares) following September 6, 2020 and April 1, 2021, respectively. We did not exercise our right to redeem Trident's equity interest in Atrium/Arden during the 90 days following September 6, 2018, nor did we exercise our right to redeem Trident's equity interest in StarStone during the 90 days following April 1, 2019. Pursuant to the terms of the shareholders’ agreements, Mr. Carey serves as a Trident representative on the boards of the holding companies, including North Bay Holdings Limited ("North Bay"), established in connection with the Atrium/Arden and StarStone co-investment transactions. Trident also has a second representative on these boards who is a Stone Point employee.
We, in partnership with StarStone's other shareholders, have recently completed transactions to provide capital support to StarStone in the form of:
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
In addition, Enstar has separately entered into a loss portfolio transfer and adverse development cover with StarStone effective October 1, 2019, whereby StarStone transferred $189.4 million in loss reserves and unearned premium to a wholly-owned Enstar subsidiary in exchange for premium of $189.4 million. Enstar also provided an additional $59.0 million adverse development cover in excess of the $189.4 million.
As of December 31, 2019 and December 31, 2018, the RNCI on our balance sheet relating to these Trident co-investment transactions was as follows:

	2019	2018
Redeemable Noncontrolling Interest	$420,499	$439,428

As of December 31, 2019, we had the following additional relationships with Stone Point and its affiliates:

•	Investments in funds (carried within other investments) managed by Stone Point, with respect to which we recognized net unrealized gains (losses);

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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•	A separate account managed by Sound Point Capital, with respect to which we incurred management fees in prior periods; and

•	In the fourth quarter of 2018, we invested $25.0 million in Mitchell TopCo Holdings, the parent company of Mitchell International and Genex Services, as a co-investor alongside certain Trident funds.
The following table presents the amounts included in our consolidated balance sheet related to our related party transactions with Stone Point and its affiliated entities:

	December 31, 2019	December 31, 2018
Short-term investments, available-for-sale, at fair value	$1,431	$—
Fixed maturities, trading, at fair value	269,131	176,193
Fixed maturities, available-for-sale, at fair value	160,303	—
Equities, at fair value	121,794	57,319
Other investments, at fair value:
Hedge funds	18,993	19,535
Fixed income funds	381,449	324,561
Private equity funds	34,858	52,925
CLO equities	32,560	15,372
CLO equity funds	87,509	37,260
Private Debt	16,312	10,387
Real estate fund	18,106	8,025
Cash and cash equivalents	54,080	11,739
Other assets	10	5,216
Other liabilities	4,710	4,240
The following table presents the amounts included in net earnings related to our related party transactions with Stone Point and its affiliated entities:

	2019	2018	2017
Net investment income	$8,733	$7,424	$5,990
Net realized and unrealized gains (losses)	26,631	207	24,684
Total net earnings	$35,364	$7,631	$30,674

KaylaRe
On December 15, 2016, KaylaRe completed an initial capital raise of $620.0 million. We originally owned approximately 48.2% of KaylaRe's common shares and recorded our investment in KaylaRe using the equity method basis of accounting, pursuant to the conclusion that we were not required to consolidate following an analysis based on the guidance in ASC 810 - Consolidation.
On May 14, 2018, we completed a transaction to acquire all of the outstanding shares and warrants of KaylaRe, following the receipt of all required regulatory approvals. In consideration for the acquired shares and warrants of

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

KaylaRe, we issued an aggregate of 2,007,017 ordinary shares, comprising 1,501,778 voting ordinary shares and 505,239 Series E non-voting ordinary shares to the shareholders of KaylaRe as follows: (i) 1,204,353 voting ordinary shares and 505,239 Series E Shares to a fund managed by Hillhouse Capital Management, Ltd.; (ii) 285,986 voting ordinary shares to Trident; and (iii) 11,439 voting ordinary shares to the minority shareholder. In addition, the Shareholders Agreement between Enstar and the other KaylaRe shareholders was effectively terminated. Effective May 14, 2018 we consolidated KaylaRe into our consolidated financial statements and any balances between KaylaRe and Enstar are now eliminated upon consolidation. Refer to Note 3 - "Acquisitions" for additional information. Effective September 30, 2019, KaylaRe and KaylaRe Ltd. merged with Cavello Bay Reinsurance Limited, a wholly owned subsidiary of the Company, with Cavello Bay Reinsurance Limited as the surviving company.
Through a Quota Share Agreement dated December 15, 2016 (the "KaylaRe-StarStone QS"), several of our StarStone affiliates entered into a Quota Share Treaty with KaylaRe Ltd. pursuant to which KaylaRe Ltd. reinsured 35% of all business written by these StarStone affiliates for risks attaching from January 1, 2016, net of the StarStone affiliates’ external reinsurance programs. The reinsurance of StarStone's U.S. affiliates was non-renewed as of January 1, 2018, and the reinsurance of its U.K. and European affiliates was non-renewed as of January 1, 2019. In addition, Fitzwilliam Insurance Limited ("Fitzwilliam"), one of our non-life run-off subsidiaries, ceded $177.2 million of loss reserves to KaylaRe Ltd. in 2016, on a funds held basis. Under the terms of this reinsurance agreement, Fitzwilliam is entitled to receive a profit commission calculated with reference to reserve savings made during the term of this agreement. Our Non-life Run-off subsidiaries did not cede any new business to KaylaRe Ltd. during years ended December 31, 2019 and 2018.
Our consolidated statement of earnings for the years ended December 31, 2018 and 2017 included the following balances related to transactions between us and KaylaRe and KaylaRe Ltd. up until May 14, 2018, the date of acquisition:

	2018	2017
Fee income due to Enstar Limited	$1,453	$2,679

Transactions under KaylaRe-StarStone QS:
Ceded premium earned	(52,651)	(234,079)
Net incurred losses	31,654	155,433
Acquisition costs	18,774	99,500

Transactions under Fitzwilliam reinsurance agreement:
Profit Commission	—	18,843

Total net earnings (loss)	$(770)	$42,376

Hillhouse
Investment funds managed by Hillhouse Capital Advisors, Ltd. ("Hillhouse Capital") collectively own approximately 9.7% of Enstar’s voting ordinary shares. These funds also own non-voting ordinary shares and warrants to purchase additional non-voting ordinary shares, which together with their voting ordinary shares, represent an approximate 17.0% economic interest in Enstar. In February 2017, Jie Liu, a Partner of Hillhouse Capital, was appointed to our Board.
We have direct investments in funds managed by Hillhouse Capital and its affiliate, AnglePoint Asset Management Ltd. ("AnglePoint"), (together with such parties' affiliates, "Hillhouse"). As of December 31, 2019, the carrying value of our direct investment in the InRe Fund, L.P. (the "InRe Fund"), which is managed by AnglePoint, was $918.6 million with the fund's assets being invested in approximately 18% in fixed income securities, 6% in North American equities, 96% in international equities and (20)% in financing, derivatives and other items.
As of December 31, 2019 and December 31, 2018, our equity method investee, Enhanzed Re, had investments in a fund managed by AnglePoint, as set forth in the table below.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our consolidated balance sheet as of December 31, 2019 and 2018 included the following balances related to transactions with Hillhouse:

	2019	2018
Investments in funds managed by AnglePoint, held by Enhanzed Re	$327,799	$75,192
Our ownership of equity method investments	47.4%	47.4%
Our share of Enhanzed Re's funds managed by AnglePoint	$155,377	$35,641

Investment in other funds managed by Hillhouse:
InRe Fund	$918,633	$678,420
Other funds	232,968	166,646
	$1,151,601	$845,066

On January 1, 2020 Enhanzed Re invested an additional $54.0 million into funds managed by Hillhouse.
The increase in the investment in funds managed by Hillhouse was primarily due to unrealized gains for the year ended December 31, 2019. We incurred fees of approximately $89.0 million, included within the funds' reported NAV, for the year ended December 31, 2019 in relation to the direct investment in funds managed by Hillhouse as described above.
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
On May 31, 2019, we completed the transfer of our remaining life assurance policies written by our wholly-owned subsidiary Alpha Insurance SA to a subsidiary of Monument. In this transaction, we transferred policy benefits for life and annuity contracts with a carrying value of €88.8 million (or approximately $99.1 million) and total assets with a fair value of €91.1 million (or approximately $101.6 million) to a subsidiary of Monument.
Our investment in the common and preferred shares of Monument, carried in equity method investments on our consolidated balance sheet, as of December 31, 2019 and 2018 was as follows:

	2019	2018
Investment in Monument	$60,598	$42,193

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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have recorded the investment in Clear Spring using the equity method basis of accounting, pursuant to the conclusion that we are not required to consolidate following an analysis based on the guidance in ASC 810 - Consolidation. Our investment in the common shares of Clear Spring, carried in equity method investments on our consolidated balance sheet, as of December 31, 2019 and 2018 was as follows:

	2019	2018
Investment in Clear Spring	$10,645	$10,070

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
Our consolidated balance sheet as of December 31, 2019 and 2018 included the following balances between us and Clear Spring:

	2019	2018
Balances under StarStone ceding quota share:
Reinsurance balances recoverable on paid and unpaid losses	$22,812	$23,718
Prepaid insurance premiums	51	13,821
Ceded payable	3,616	14,153
Ceded acquisition costs	21	3,233

Balances under assuming quota share:
Losses and LAE	6,135	5,778
Unearned reinsurance premiums	13	3,455
Funds held	8,611	10,242
Our consolidated statement of earnings for the years ended December 31, 2019 and 2018 included the following amounts between us and Clear Spring:

	2019	2018	2017
Amounts under StarStone ceding quota share:
Ceded premium earned	$(14,994)	$(29,520)	(14,256)
Net incurred losses and LAE	6,567	18,143	9,533
Acquisition costs	356	7,035	6,718

Amounts under assuming quota share:
Premium earned	3,749	7,380	3,564
Net incurred losses and LAE	(2,202)	(4,536)	(1,181)
Acquisition costs	(92)	(1,836)	(1,753)

Total net earnings (loss)	$(6,616)	$(3,334)	$2,625

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AmTrust
In November 2018, pursuant to a Subscription Agreement with Evergreen Parent L.P. ("Evergreen"), K-Z Evergreen, LLC and Trident Pine Acquisition LP ("Trident Pine"), we purchased equity in Evergreen in the aggregate amount of $200.0 million. Evergreen is an entity formed by private equity funds managed by Stone Point and the Karfunkel-Zyskind family that acquired the approximately 45% of the issued and outstanding shares of common stock of AmTrust that the Karfunkel-Zyskind Family and certain of its affiliates and related parties did not already own or control. The equity interest was in the form of three separate classes of equity securities issued at the same price and in the same proportion as the equity interest purchased by Trident Pine. In a second transaction in December 2019, Enstar acquired an additional $25.9 million of Evergreen securities from another investor.
Following the closing of the second transaction, Enstar owns approximately 8.5% of the equity interest in Evergreen and Trident Pine owns approximately 21.8%. Evergreen owns all of the equity interest in AmTrust. In addition, upon the successful closing of the transaction we received a fee of $3.3 million, half of which was payable upon closing and the other on the first anniversary of the closing. The fee has been recorded in full in other income within our consolidated statements of earnings for the year ended December 31, 2018.
Our indirect investment in the shares of AmTrust, carried in equities on our consolidated balance sheet, as of December 31, 2019 was as follows:

	2019	2018
Investment in AmTrust	$240,115	$200,000

During the years ended December 31, 2019 and 2018 we recorded net investment income of $7.7 million and $0.3 million, respectively, and net realized and unrealized gains of $10.1 million and $nil, respectively, related to our indirect equity investment in AmTrust.
Citco
In June 2018, we made a $50.0 million indirect investment in the shares of Citco III Limited ("Citco"), a fund administrator with global operations. Pursuant to an investment agreement and in consideration for participation therein, a related party of Hillhouse provided us with investment support. In a private transaction that preceded our co-investment opportunity, certain Citco shareholders, including Trident, agreed to sell all or a portion of their interests in Citco. As of December 31, 2019, Trident owned an approximate 3.4% interest in Citco. Mr. Carey currently serves as an observer to the board of directors of Citco in connection with Trident's investment therein.
Our indirect investment in the shares of Citco, carried in equity method investments on our consolidated balance sheet, as of December 31, 2019 and 2018 was as follows:

	2019	2018
Investment in Citco	$51,742	$50,812

Enhanzed Re
Enhanzed Reinsurance Ltd. ("Enhanzed Re") is a joint venture between Enstar, Allianz SE and Hillhouse that was capitalized in December 2018. Enhanzed Re is a Bermuda-based Class 4 and Class E reinsurer of life, non-life run-off, and property and casualty insurance business, initially sourced from Allianz SE and Enstar. Enstar, Allianz and Hillhouse affiliates have made equity investment commitments in aggregate of $470.0 million to Enhanzed Re. Enstar owns 47.4% of the entity, Allianz owns 24.9%, and an affiliate of Hillhouse owns 27.7%. As of December 31, 2019, Enstar contributed $154.1 million of its total capital commitment to Enhanzed Re and had an uncalled amount of $68.7 million. We have accounted for our equity interest in Enhanzed Re as an equity method investment as we have significant influence over its operating and financial policies.
Enstar acts as the (re)insurance manager for Enhanzed Re, for which it receives fee income recorded within other income, Hillhouse acts as primary investment manager, and an affiliate of Allianz SE provides investment management services. Enhanzed Re intends to write business from affiliates of its operating sponsors, Allianz SE and Enstar. It will seek to underwrite business to maximize diversification by risk and geography.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our investment in the common shares of Enhanzed Re, carried in equity method investments on our consolidated balance sheet, as of December 31, 2019 was as follows:

	2019	2018
Investment in Enhanzed Re	$182,856	$94,800

We have ceded 10% of the Zurich transaction, as discussed in Note 4 - "Significant New Business", to Enhanzed Re on the same terms and conditions as those received by Enstar.
Our consolidated balance sheet as of December 31, 2019 and 2018 included the following balances between us and Enhanzed Re:

2019
Balances under ceding quota share:
Insurance balances payables	$1,443
Reinsurance balances recoverable	59,601
Funds held	50,089

Other assets	1,033
Our consolidated statement of earnings for the years ended December 31, 2019 and 2018 included the following amounts between us and Enhanzed Re:

2019
Amounts under ceding quota share:
Acquisition costs	$73

Other income	749

Total net earnings (loss)	$822

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22. DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION
Parent Company Dividend Restrictions
There were no significant restrictions on the Parent Company's ability to pay dividends from retained earnings as of December 31, 2019. Bermuda law permits the payment of dividends if (i) we are not, or would not be after payment, unable to pay our liabilities as they become due and (ii) the realizable value of our assets is in excess of our liabilities after taking such payment into account. We have not historically declared a dividend on our ordinary shares. The issuance of our Series D and E Preferred Shares have resulted in the declaration of dividends. Holders of Series D and Series E Preferred Shares are entitled to receive, only when, as and if declared, non-cumulative cash dividends, paid quarterly in arrears on the 1st day of March, June, September and December of each year of 7.0% per annum. Refer to Note 17 - "Share Capital" for details regarding dividends on preferred shares.
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
The statutory capital and surplus amounts for the years ended December 31, 2019 and 2018 and statutory net income amounts for the years ended December 31, 2019, 2018 and 2017 for our insurance and reinsurance subsidiaries based in Bermuda, the United Kingdom, Australia, the United States and Continental Europe are summarized in the table below which includes information relating to acquisitions from the year of acquisition:

	Statutory Capital and Surplus
	Required		Actual		Statutory Income
	2019	2018	2019	2018	2019	2018	2017
Bermuda	$2,138,395	$1,591,991	$4,016,663	$3,701,825	$643,683	$29,486	$390,752
U.K.	837,104	654,721	1,532,751	715,448	154,644	(52,936)	77,900
U.S.	364,507	392,394	861,379	660,470	121,406	(75,005)	(5,065)
Europe	94,334	239,582	229,344	431,863	11,816	(17,611)	(4,245)
Australia	18,110	22,535	37,815	26,882	4,847	1,761	(874)

As of December 31, 2019, the total amount of net assets of our consolidated subsidiaries that were restricted was $3.5 billion.
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
As of December 31, 2019 and 2018, each of our Bermuda-based insurance and reinsurance subsidiaries exceeded their respective minimum solvency and liquidity requirements. The Bermuda insurance and reinsurance subsidiaries in aggregate exceeded minimum solvency requirements by $1.9 billion as of December 31, 2019 (2018: $2.1 billion) and were in compliance with their liquidity requirements.
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
The calculation of the minimum capital resources requirements in any particular case depends on, among other things, the type and amount of insurance business written and claims paid by the insurance company. As of December 31, 2019 and 2018, all of our U.K. insurance subsidiaries maintained capital in excess of the minimum capital resources requirements and complied with the relevant U.K. Regulator requirements. The U.K.-based insurance subsidiaries, in aggregate, maintained capital in excess of the minimum capital resources requirements by $695.6 million and $60.7 million as of December 31, 2019 and 2018, respectively.
The U.K. Regulator’s rules require our U.K. insurance subsidiaries to obtain regulatory approval for any proposed or actual payment of a dividend. The U.K. Regulator uses the SCR, among other tests, when assessing requests to make distributions.
Lloyd’s
As of December 31, 2019, we participated in the Lloyd’s market through our interests in: (i) Atrium’s Syndicate 609, which is managed by Atrium Underwriters Limited, a Lloyd's managing agent, and the Atrium corporate member; (ii) StarStone’s Syndicate 1301, which is managed by StarStone Underwriting Limited ("SUL"), a Lloyd’s managing agent, and the StarStone corporate member; and (iii) Syndicate 2008, a wholly aligned syndicate that has permission to underwrite RITC business and other run-off or discontinued business type transactions with other Lloyd’s syndicates, and its corporate member. During 2015, SUL assumed the role of managing agent for Syndicate 2008 in place of Shelbourne Syndicate Services Limited as we streamlined our organizational structure and combined Shelbourne and

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

StarStone resources into one agency. For the 2019 underwriting year, participation in all three syndicates has been through a common corporate member.
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
As of December 31, 2019, all of our U.S. non-life insurance and reinsurance subsidiaries exceeded their required levels of risk-based capital. On an aggregate basis, our U.S. non-life insurance and reinsurance subsidiaries exceeded their minimum levels of risk-based capital as of December 31, 2019 by $488.3 million (December 31, 2018: $359.6 million).
Europe
Our Liechtenstein insurance subsidiary (StarStone Insurance SE) is regulated by the Liechtenstein Financial Market Authority ("FMA") pursuant to the Liechtenstein Insurance Supervisory Act. This subsidiary is obligated to maintain a minimum solvency margin based on the Solvency II regulations. As of December 31, 2019, this subsidiary exceeded the Solvency II requirements by $119.0 million (2018: $133.9 million). The amount of dividends that this subsidiary is permitted to distribute is restricted to freely distributable reserves, which consist of retained earnings, the current year profit and legal reserves. Any dividend exceeding the current year profit requires the FMA’s approval. Solvency and capital requirements for this subsidiary are based on the Solvency II framework and must continue to be met following any distribution.
Our Belgian insurance subsidiary files financial statements and returns with the National Bank of Belgium. This subsidiary was in compliance with its solvency and capital requirements under Solvency II.
Harper Insurance Limited, which was previously regulated in Switzerland, was re-domiciled to Bermuda on January 1, 2019. It is now required to file regulatory returns in both Bermuda and for its branch in the UK. The UK requirements are more constrictive then those in Bermuda thus these have been included in the "United Kingdom" section above.
Australia
The Company’s Australian insurance subsidiary is regulated and subject to prudential supervision by the Australian Prudential Regulation Authority (“APRA”). APRA is the primary regulatory body responsible for regulating compliance with the Insurance Act 1973. APRA’s prudential standards require that all insurers maintain and meet

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prescribed capital adequacy requirements to enable their insurance obligations to be met under a wide range of circumstances.
A run-off insurer must obtain APRA’s written consent prior to making any capital releases, including any payment of dividends, not from current year profits. The Company’s insurance subsidiary must provide APRA a valuation prepared by its Appointed Actuary that demonstrates that the tangible assets of the insurer, after the proposed capital reduction, are sufficient to cover its insurance liabilities.

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
We limit the amount of credit exposure to any one counterparty and none of our counterparty credit exposures, excluding U.S. Government instruments and the counterparty noted above, exceeded 10% of shareholders’ equity as of December 31, 2019. Our credit exposure to the U.S. government was $1,082.2 million as of December 31, 2019.
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
Unfunded Investment Commitments
As of December 31, 2019, we had unfunded commitments of $482.3 million and $93.1 million to private equity funds and equity method investments, respectively.
Guarantees
As of December 31, 2019 and 2018, parental guarantees and capital instruments supporting subsidiaries' insurance obligations were $1,031.5 million and $614.5 million, respectively. We also have a FAL facility, which on February 12, 2019, we increased to issue an aggregate amount of $375.0 million of letters of credit, and we maintained the provision to further increase the facility up to $400.0 million. The FAL Facility is available to satisfy our Funds at

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lloyd’s requirements and expires in 2023. As of December 31, 2019 there were $252.0 million letters of credit issued under this facility which have a parental guarantee.
Significant New Business
We have entered into transaction agreements that are expected to become effective subsequent to December 31, 2019. Refer to Note 4 - "Significant New Business" above.
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
Leases
2019 Disclosures under ASC 842 - Leases
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
Our leases have remaining lease terms of one year to 37 years, some of which include options to extend the lease term for up to five years and some of which include options to terminate the lease within one year. We consider these options in determining the lease term used to establish our right-of-use assets and lease liabilities. Only those renewal options that we believe we are reasonably certain to exercise are taken into account when determining lease terms. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Since a majority of our leases do not provide an implicit discount rate, we use our collateralized incremental borrowing rate based on the information available at the commencement date of the lease in determining the present value of lease payments. The starting point for determining a collateralized incremental borrowing rate is our general unsecured borrowing rate, given the term of the lease and the amount of the related lease payments. This base rate is then adjusted to reflect the effect of collateral. Since adding collateral improves a lender’s level of security in a lending arrangement, it has the impact of lowering our implied borrowing rate that we use to determine the present value of lease payments.
We also adopt a portfolio approach as permitted by ASC 842 whereby we use attributes such as the lease term to determine the appropriate incremental borrowing rate to be used to determine the present value of lease payments. In this regard, we use the same incremental borrowing rate for leases with a similar term while ensuring that the use of this portfolio approach does not result in an outcome that would materially differ from applying the lease accounting guidance on a lease-by-lease basis.
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
The table below provides a summary of the components of our lease cost including the gross sublease income received under sublease arrangements related to certain office spaces that we have leased to conduct our business operations for the year ended December 31, 2019:

2019
Operating lease cost	$13,627
Sublease income	(542)
Total lease cost	$13,085

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides a summary of the cash flow information and non-cash activity related to our operating leases for the year ended December 31, 2019:

2019
Operating cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$11,129
Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations	$57,536

The table below provides a summary of the leases recorded on our consolidated balance sheets for the year ended December 31, 2019:

	Balance sheet classification	2019
Right-of-use assets	Other assets	$46,747
Current lease liabilities	Other liabilities	11,403
Non-current lease liabilities	Other liabilities	34,785

Weighted-average remaining lease term and discount rate used for our operating leases are as follows for the year ended December 31, 2019:

2019
Weighted-average remaining lease term	6.3 years
Weighted-average discount rate	6.3%

The table below provides a summary of the maturity of the operating lease liabilities for the year ended December 31, 2019:

2019
2020	$13,663
2021	9,854
2022	8,103
2023	7,044
2024	5,358
2025 and beyond	13,119
Total lease payments	57,141
Less: Imputed interest	(10,953)
Present value of lease liabilities	$46,188

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2018 Comparative Disclosures under ASC 840 - Leases
As discussed in Note 2 - Significant Accounting Policies, on adoption of ASU 2016-02 as codified in ASC 842 on January 1, 2019, we elected the transition option in ASU 2018-11 which amended ASU 2016-02 to allow entities not to apply the new leases standard in the comparative periods presented in the financial statements in the year of adoption. Under the transition option, entities can instead opt to continue to apply the legacy guidance in ASC 840 - Leases, including its disclosure requirements, in the comparative periods presented in the year they adopt the new leases standard.
Pursuant to the transition option provided in ASU 2018-11 which we elected on adoption of ASU 2016-02 on January 1, 2019 as discussed above, the following is a schedule of future minimum rental payments that were required under operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018:

2019	$9,510
2020	10,754
2021	9,772
2022	7,500
2023	6,592
2024 and beyond	21,276
$65,404

Rent expense for the years ended December 31, 2018 and 2017 was $11.3 million and $9.5 million, respectively, relating to office space and facilities that we leased to conduct our business operations.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24. SEGMENT INFORMATION
We have three reportable segments of business that are each managed, operated and separately reported: (i) Non-life Run-off; (ii) Atrium; and (iii) StarStone. Our other activities, which do not qualify as a reportable segment, include our corporate expenses, debt servicing costs, holding company income and expenses, foreign exchange and other miscellaneous items. These segments are described in Note 1 - "Description of Business".
The following tables set forth selected and consolidated statement of earnings results by segment for the years ended December 31, 2019, 2018, 2017:

	2019
	Non-Life Run-Off	Atrium	StarStone	Other	Total
Gross premiums written	$(25,069)	$192,373	$917,555	$18,534	$1,103,393

Net premiums written	$(25,338)	$172,356	$735,429	$18,512	$900,959

Net premiums earned	$168,496	$164,059	$801,926	$20,380	$1,154,861
Net incurred losses and LAE	(51,625)	(77,276)	(727,636)	(16,038)	(872,575)
Life and Annuity Policy Benefits	—	—	—	(91)	(91)
Acquisition costs	(73,642)	(56,956)	(174,711)	(642)	(305,951)
Operating expenses	(199,756)	(14,452)	(120,629)	—	(334,837)
Underwriting income (loss)	(156,527)	15,375	(221,050)	3,609	(358,593)
Net investment income	275,236	7,049	47,401	(8,410)	321,276
Net realized and unrealized gains	968,350	6,195	50,957	5,849	1,031,351
Fees and commission income	18,293	10,160	—	—	28,453
Other income	34,809	140	338	1,883	37,170
Corporate expenses	(70,689)	(13,825)	(7,790)	(45,945)	(138,249)
Interest income (expense)	(62,055)	—	(475)	9,989	(52,541)
Net foreign exchange gains (losses)	9,918	(504)	(1,538)	3	7,879
EARNINGS (LOSS) BEFORE INCOME TAXES	1,017,335	24,590	(132,157)	(33,022)	876,746
Income tax benefit (expense)	(7,250)	(4,033)	6,931	(85)	(4,437)
Earnings (losses) from equity method investments	56,128	—	(218)	—	55,910
NET EARNINGS (LOSS)	1,066,213	20,557	(125,444)	(33,107)	928,219
Net loss (earnings) attributable to noncontrolling interest	(6,409)	(8,432)	24,711	—	9,870
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	1,059,804	12,125	(100,733)	(33,107)	938,089
Dividends on preferred shares	—	—	—	(35,914)	(35,914)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$1,059,804	$12,125	$(100,733)	$(69,021)	$902,175

Underwriting ratios:
Loss ratio		47.1%	90.7%
Acquisition expense ratio		34.7%	21.8%
Operating expense ratio		8.8%	15.1%
Combined ratio		90.6%	127.6%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2018
	Non-Life Run-Off	Atrium	StarStone	Other	Total
Gross premiums written	$(8,910)	$171,494	$1,121,135	$32,378	$1,316,097

Net premiums written	$(9,217)	$153,488	$805,562	$32,067	$981,900

Net premiums earned	$9,427	$146,315	$714,959	$24,874	$895,575
Net incurred losses and LAE	306,067	(69,810)	(673,383)	(16,899)	(454,025)
Life and annuity policy benefits	—	—	—	(1,003)	(1,003)
Acquisition costs	(4,006)	(50,646)	(135,452)	(2,686)	(192,790)
Operating expenses	(158,731)	(17,777)	(156,726)	—	(333,234)
Underwriting income (loss)	152,757	8,082	(250,602)	4,286	(85,477)
Net investment income	226,287	5,686	35,973	2,725	270,671
Net realized and unrealized losses	(381,712)	(3,251)	(17,672)	(10,249)	(412,884)
Fees and commission income	16,466	18,622	—	—	35,088
Other income (losses)	35,978	162	(541)	(514)	35,085
Corporate expenses	(39,093)	(6,921)	—	(28,127)	(74,141)
Interest income (expense)	(30,616)	—	(624)	5,023	(26,217)
Net foreign exchange gains (losses)	2,534	(3,394)	(2,856)	1,048	(2,668)
EARNINGS (LOSS) BEFORE INCOME TAXES	(17,399)	18,986	(236,322)	(25,808)	(260,543)
Income tax benefit (expense)	3,581	(3,732)	6,327	(52)	6,124
Earnings from equity method investments	42,147	—	—	—	42,147
NET EARNINGS (LOSS)	28,329	15,254	(229,995)	(25,860)	(212,272)
Net loss (earnings) attributable to noncontrolling interest	(3,107)	(6,257)	71,415	—	62,051
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	25,222	8,997	(158,580)	(25,860)	(150,221)
Dividends on preferred shares	—	—	—	(12,133)	(12,133)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$25,222	$8,997	$(158,580)	$(37,993)	$(162,354)

Underwriting ratios:
Loss ratio		47.7%	94.2%
Acquisition expense ratio		34.6%	18.9%
Operating expense ratio		12.2%	22.0%
Combined ratio		94.5%	135.1%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2017
	Non-Life Run-Off	Atrium	StarStone	Other	Total
Gross premiums written	$14,102	$153,472	$895,160	$5,719	$1,068,453

Net premiums written	$6,482	$134,214	$464,901	$4,793	$610,390

Net premiums earned	$14,162	$134,747	$459,403	$4,809	$613,121
Net incurred losses and LAE	190,674	(69,419)	(314,806)	—	(193,551)
Life and annuity policy benefits	—	—	—	(4,015)	(4,015)
Acquisition costs	(328)	(47,688)	(48,012)	(878)	(96,906)
Operating expenses	(132,235)	(17,444)	(135,558)	—	(285,237)
Underwriting income (loss)	72,273	196	(38,973)	(84)	33,412
Net investment income	166,678	4,218	27,706	10,187	208,789
Net realized and unrealized gains (losses)	179,545	1,117	16,613	(6,941)	190,334
Fees and commission income (expense)	43,849	22,788	632	(1,166)	66,103
Other income	21,157	230	570	648	22,605
Corporate expenses	(101,592)	(12,142)	—	(37,014)	(150,748)
Interest income (expense)	(28,970)	(559)	(1,902)	3,329	(28,102)
Net foreign exchange gains	(7,347)	(5,060)	(926)	(4,204)	(17,537)
Loss on sale of subsidiary	—	—	—	(16,349)	(16,349)
EARNINGS (LOSS) BEFORE INCOME TAXES	345,593	10,788	3,720	(51,594)	308,507
Income tax benefit (expense)	6,990	(1,593)	988	10	6,395
Earnings from equity method investments	5,904	—	—	—	5,904
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	358,487	9,195	4,708	(51,584)	320,806
Net earnings from discontinued operations, net of income taxes	—	—	—	10,993	10,993
NET EARNINGS (LOSS)	358,487	9,195	4,708	(40,591)	331,799
Net earnings attributable to noncontrolling interest	(14,687)	(3,772)	(1,882)	—	(20,341)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$343,800	$5,423	$2,826	$(40,591)	$311,458

Underwriting ratios:
Loss ratio		51.5%	68.5%
Acquisition expense ratio		35.4%	10.5%
Operating expense ratio		13.0%	29.5%
Combined ratio		99.9%	108.5%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross Premiums Written by Geographical Area
The following table summarizes our gross premiums written for the year ended December 31, 2019 by geographic area. Geographic distribution in future years is subject to variation based upon market conditions and business strategies.

	Non-life Run-off		Atrium		StarStone		Other		Total
	Total	%	Total	%	Total	%	Total	%	Total	%
	(In thousands of U.S. dollars, except percentages)
United States	$(25,012)	99.7%	$102,199	53.1%	$548,683	59.8%	$17,239	93.0%	$643,109	58.2%
United Kingdom	350	(1.4)%	12,972	6.7%	114,822	12.5%	—	—%	128,144	11.6%
Europe	(265)	1.1%	17,677	9.2%	115,481	12.6%	1,295	7.0%	134,188	12.2%
Asia	(48)	0.2%	5,700	3.0%	75,773	8.3%	—	—%	81,425	7.4%
Rest of World	(94)	0.4%	53,825	28.0%	62,796	6.8%	—	—%	116,527	10.6%
Total	$(25,069)	100.0%	$192,373	100.0%	$917,555	100.0%	$18,534	100.0%	$1,103,393	100.0%

Assets by Segment
Invested assets are managed on a subsidiary by subsidiary basis, and investment income and realized and unrealized gains on investments are recognized in each segment as earned. Our total assets as of December 31, 2019 and 2018 by segment were as follows:

	2019	2018
Assets by Segment:
Non-life Run-off	$15,775,409	$13,362,749
Atrium	580,405	591,722
StarStone	3,522,353	3,416,132
Other	(514,852)	(814,333)
Total assets	$19,363,315	$16,556,270

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25. UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

	December 31,		September 30,		June 30,		March 31,
	2019	2018	2019	2018	2019	2018	2019	2018
INCOME
Net premiums earned	$272,686	$231,947	$270,325	$264,597	$276,563	$228,812	$335,287	$170,219
Fees and commission income	9,007	11,455	6,587	6,950	6,178	8,352	6,681	8,331
Net investment income	79,376	68,453	85,472	69,430	77,732	66,469	78,696	66,319
Net realized and unrealized gains (losses)	152,664	(158,213)	148,185	(57,223)	269,711	(54,418)	460,791	(143,030)
Other income (losses)	19,502	34,267	826	8,226	11,030	(9,351)	5,812	1,943
	533,235	187,909	511,395	291,980	641,214	239,864	887,267	103,782
EXPENSES
Net incurred losses and loss adjustment expenses	121,416	187,698	222,417	153,974	216,338	92,819	312,404	19,534
Life and annuity policy benefits	(2,199)	786	—	423	2,194	(160)	96	(46)
Acquisition costs	95,026	55,106	50,282	54,242	66,855	53,334	93,788	30,108
General and administrative expenses	129,569	106,950	113,924	102,553	117,519	102,612	112,074	95,260
Interest expense	13,519	4,644	14,950	4,640	13,036	8,922	11,036	8,011
Net foreign exchange losses (gains)	12,189	1,279	(13,631)	1,040	(2,587)	(5,519)	(3,850)	5,868
	369,520	356,463	387,942	316,872	413,355	252,008	525,548	158,735
EARNINGS (LOSS) BEFORE INCOME TAXES	163,715	(168,554)	123,453	(24,892)	227,859	(12,144)	361,719	(54,953)
Income tax benefit (expense)	22,427	10,688	(14,597)	(746)	(7,518)	(3,646)	(4,749)	(172)
Earnings from equity method investments	11,722	8,488	17,703	3,317	17,713	15,645	8,772	14,697
NET EARNINGS (LOSS)	197,864	(149,378)	126,559	(22,321)	238,054	(145)	365,742	(40,428)
Net loss (earnings) attributable to noncontrolling interest	4,900	42,955	109	11,489	2,713	8,389	2,148	(782)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	202,764	(106,423)	126,668	(10,832)	240,767	8,244	367,890	(41,210)
Dividends on preferred shares	(8,925)	(7,000)	(8,925)	(5,133)	(8,925)	—	(9,139)	—
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$193,839	$(113,423)	$117,743	$(15,965)	$231,842	$8,244	$358,751	$(41,210)

Earnings Loss) per ordinary share attributable to Enstar Group Limited:
Basic	$9.02	$(5.29)	$5.48	$(0.74)	$10.79	$0.40	$16.71	$(2.12)
Diluted(1):	$8.89	$(5.29)	$5.42	$(0.74)	$10.70	$0.40	$16.57	$(2.12)

(1) During a period of loss, the basic weighted average ordinary shares outstanding is used in the denominator of the diluted loss per ordinary share computation as the effect of including potentially dilutive securities would be anti-dilutive.

SCHEDULE I
ENSTAR GROUP LIMITED
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2019
(Expressed in thousands of U.S. Dollars)

Type of investment	Cost (1)	Fair Value	Amount at which shown in the balance sheet
Fixed maturity securities and short-term investments — Trading and fixed maturity investments within funds held - directly managed:(2)
U.S. government and agency	$319,554	$325,731	$325,731
U.K. government	140,194	146,423	146,423
Other government	600,001	617,710	617,710
Corporate	4,398,126	4,615,896	4,615,896
Municipal	141,905	152,010	152,010
Residential mortgage-backed	339,228	344,617	344,617
Commercial mortgage-backed	783,675	801,472	801,472
Asset-backed	562,020	558,217	558,217
Total	7,284,703	7,562,076	7,562,076
Fixed maturity securities and short-term investments — Available-for-sale:(2)
U.S. government and agency	410,842	410,312	410,312
U.K. government	15,067	15,349	15,349
Other government	84,116	85,147	85,147
Corporate	1,081,713	1,081,171	1,081,171
Municipal	15,963	15,872	15,872
Residential mortgage-backed	127,704	127,219	127,219
Commercial mortgage-backed	98,928	98,557	98,557
Asset-backed	202,136	202,117	202,117
Total	2,036,469	2,035,744	2,035,744
Equities(3)	312,407	367,812	367,812
Other investments, at fair value(4)	783,032	783,032	783,032
Total	$10,416,611	$10,748,664	$10,748,664

(1)	Original cost of fixed maturity securities is reduced by repayments and adjusted for amortization of premiums or accretion of discounts.

(2)
The difference in the amount of fixed maturities shown at fair value and the fixed maturities shown in our consolidated balance sheet relates to the fair value of $15.1 million as of December 31, 2019 for our investment in fixed maturities issued by affiliates of Stone Point. Refer to Note 21 - "Related Party Transactions" of the notes to the consolidated financial statements.

(3)
The difference in the amount of equities shown at fair value and the equities shown in our consolidated balance sheet relates to the fair value of $96.8 million as of December 31, 2019 for our investment in a registered investment company affiliated with entities owned by Trident, $25.0 million as a co-investor alongside Stone Point and a $240.1 million investment in AmTrust. Refer to Note 21 - "Related Party Transactions" of the notes to the consolidated financial statements.

(4)
The difference in the amount of other investments shown at fair value and the other investments shown in our consolidated balance sheet relates to the fair value of $1,741.4 million as of December 31, 2019 for our other investments in funds or companies owned by or affiliated with certain related parties. Refer to Note 21 - "Related Party Transactions" of the notes to the consolidated financial statements.

SCHEDULE II
ENSTAR GROUP LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Balance Sheets - Parent Company Only
As of December 31, 2019 and 2018

	2019	2018
	(in thousands of U.S. dollars, except share data)
ASSETS
Cash and cash equivalents	$4,568	$15,213
Balances due from subsidiaries	134,897	25,091
Investments in subsidiaries	6,050,197	4,843,913
Other assets	6,391	8,596
TOTAL ASSETS	$6,196,053	$4,892,813
LIABILITIES
Debt obligations	$1,191,207	$861,539
Balances due to subsidiaries	135,532	120,397
Other liabilities	27,131	8,944
TOTAL LIABILITIES	1,353,870	990,880
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Ordinary shares (par value $1 each, issued and outstanding 2019: 21,511,505; 2018: 21,459,997):
Voting Ordinary Shares (issued and outstanding 2019: 18,001,823; 2018: 17,950,315)	18,002	17,950
Non-voting convertible ordinary Series C Shares (issued and outstanding 2019 and 2018: 2,599,672)	2,600	2,600
Non-voting convertible ordinary Series E Shares (issued and outstanding 2019 and 2018: 910,010)	910	910
Preferred Shares:
Series C Preferred Shares (issued and held in treasury 2019 and 2018: 388,571)	389	389
Series D Preferred Shares (issued and outstanding 2019 and 2018: 16,000)	400,000	400,000
Series E Preferred Shares (issued and outstanding 2019 and 2018: 4,400)	110,000	110,000
Treasury shares, at cost (Series C Preferred Shares 2019 and 2018: 388,571)	(421,559)	(421,559)
Additional paid-in capital	1,836,778	1,804,664
Accumulated other comprehensive income	7,171	10,440
Retained earnings	2,887,892	1,976,539
Total Enstar Group Limited Shareholders’ Equity	4,842,183	3,901,933
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,196,053	$4,892,813
See accompanying notes to the Condensed Financial Information of Registrant

SCHEDULE II
ENSTAR GROUP LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

Statements of Earnings - Parent Company Only
For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	(in thousands of U.S. dollars)
INCOME
Net investment income	$3,649	$142	$80
Other income	—	—	1,050
Dividend income from subsidiaries	—	—	249,055
	3,649	142	250,185
EXPENSES
General and administrative expenses	44,964	68,977	87,596
Interest expense	51,508	27,353	23,138
Net foreign exchange losses (gains)	(21,516)	7,655	6,135
	74,956	103,985	116,869
EARNINGS (LOSSES) BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(71,307)	(103,843)	133,316
Equity in undistributed earnings (losses) of subsidiaries - continuing operations	1,009,396	(46,378)	167,149
Equity in undistributed earnings (losses) of subsidiaries - discontinued operations	—	—	10,993
NET EARNINGS	938,089	(150,221)	311,458
Dividends on preferred shares	(35,914)	(12,133)	—
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$902,175	$(162,354)	$311,458
See accompanying notes to the Condensed Financial Information of Registrant
Statements of Comprehensive Income - Parent Company Only
For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	(in thousands of U.S. dollars)
NET EARNINGS	$938,089	$(150,221)	$311,458
OTHER COMPREHENSIVE INCOME (LOSS) RELATING TO SUBSIDIARIES, NET OF TAX	(3,269)	(27)	34,016
COMPREHENSIVE INCOME	$934,820	$(150,248)	$345,474
See accompanying notes to the Condensed Financial Information of Registrant

SCHEDULE II
ENSTAR GROUP LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

Statements of Cash Flows - Parent Company Only
For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	(in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$(128,462)	$(128,382)	$97,898
INVESTING ACTIVITIES:
Dividends and return of capital from subsidiaries	65,500	101,000	217,450
Contributions to subsidiaries	(240,382)	(660,339)	(465,650)
Net cash flows used in investing activities	(174,882)	(559,339)	(248,200)
FINANCING ACTIVITIES:
Net proceeds from the issuance of preferred shares	—	495,357	—
Dividends on preferred shares	(35,914)	(12,133)	—
Repayment of loans	(219,000)	(898,633)	(696,640)
Receipt of loans	547,613	1,115,885	844,516
Net cash flows provided by financing activities	292,699	700,476	147,876
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,645)	12,755	(2,426)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15,213	2,458	4,884
CASH AND CASH EQUIVALENTS, END OF YEAR	$4,568	$15,213	$2,458
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
Investing activities in the Condensed Statements of Cash Flows primarily represents the flow of funds to and from subsidiaries to provide cash on hand to fund acquisitions and significant new business. Net investment income relates to interest on loans to subsidiaries. For the years ended December 31, 2019, 2018, and 2017, interest paid was $46.5 million, $25.1 million, and $17.6 million, respectively. During the years ended December 31, 2019, 2018, and 2017, non-cash investing activities included $nil, $nil and $31.6 million, respectively, for dividends and return of capital from subsidiaries and $nil, $414.8 million and $148.1 million, respectively, for contributions to subsidiaries. In 2018, these transactions represented the contribution of the acquired outstanding shares and warrants of KaylaRe Holdings, Ltd to another subsidiary company. In 2017, these transactions were to settle intercompany balances, resulting in a net reduction in balances due from subsidiaries and an increase in investments in subsidiaries.
As of December 31, 2019, parental guarantees and capital support instruments supporting subsidiaries' insurance obligations were $1,031.5 million. In addition, as of December 31, 2019 there were $252.0 million of unsecured letters of credit for Funds at Lloyd's which have a parental guarantee.
As of December 31, 2019 and 2018, retained earnings were $2,887.9 million and $1,976.5 million, respectively, an increase of $911.4 million. This increase was primarily attributable to the net earnings of $902.2 million.

SCHEDULE III
ENSTAR GROUP LIMITED
SUPPLEMENTARY INSURANCE INFORMATION
(Expressed in thousands of U.S. Dollars)

	As of December 31,				Year ended December 31,
	Deferred Acquisition Costs	Reserves for Losses and Loss Adjustment Expenses	Unearned Premiums	Policy Benefits for Life and Annuity Contracts	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses and Policy Benefits	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
2019
Non-life run-off	$41,753	$8,295,361	$129,715	$—	$168,496	$275,236	$51,625	$73,642	$270,445	$(25,338)
Atrium	22,184	231,672	80,863	—	164,059	7,049	77,276	56,956	28,277	172,356
StarStone	89,180	1,879,128	518,199	—	801,926	47,401	727,636	174,711	128,419	735,429
Other	388	23,077	17,998	—	20,380	(8,410)	16,129	642	45,945	18,512
Total	$153,505	$10,429,238	$746,775	$—	$1,154,861	$321,276	$872,666	$305,951	$473,086	$900,959
2018
Non-life run-off	$4,378	$7,540,662	$136,023	$—	$9,427	$226,287	$(306,067)	$4,006	$197,824	$(9,217)
Atrium	20,355	241,284	70,429	—	146,315	5,686	69,810	50,646	24,698	153,488
StarStone	96,004	1,608,697	619,164	—	714,959	35,973	673,383	135,452	156,726	805,562
Other	364	18,861	17,002	105,080	24,874	2,725	17,902	2,686	28,127	32,067
Total	$121,101	$9,409,504	$842,618	$105,080	$895,575	$270,671	$455,028	$192,790	$407,375	$981,900
2017
Non-life run-off	$655	$5,949,472	$14,275	$—	$14,162	$166,678	$(190,674)	$328	$233,827	$6,482
Atrium	18,385	240,873	64,877	—	134,747	4,218	69,419	47,688	29,586	134,214
StarStone	45,944	1,207,743	504,045	—	459,403	27,706	314,806	48,012	135,558	464,901
Other	—	—	—	117,207	4,809	10,187	4,015	878	37,014	4,793
Total	$64,984	$7,398,088	$583,197	$117,207	$613,121	$208,789	$197,566	$96,906	$435,985	$610,390

SCHEDULE IV
ENSTAR GROUP LIMITED
REINSURANCE
For the Years Ended December 31, 2019, 2018 and 2017
(Expressed in thousands of U.S. Dollars)

	Gross	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

2019
Life insurance in force	$725,293	$(65,795)	$—	$659,498	—%
Premiums earned:
Property and casualty	1,146,956	(267,174)	273,807	1,153,589	23.7%
Life and annuities	1,295	(23)	—	1,272	—%
Total premiums earned	$1,148,251	$(267,197)	$273,807	$1,154,861

2018
Life insurance in force	$855,366	$(84,603)	$—	$770,763	—%
Premiums earned:
Property and casualty	985,637	(330,110)	236,182	891,709	26.5%
Life and annuities	3,892	(26)	—	3,866	—%
Total premiums earned	$989,529	$(330,136)	$236,182	$895,575

2017
Life insurance in force	$979,291	$(100,189)	$—	$879,102	—%
Premiums earned:
Property and casualty	899,226	(433,075)	142,161	608,312	23.4%
Life and annuities	5,900	(1,091)	—	4,809	—%
Total premiums earned	$905,126	$(434,166)	$142,161	$613,121

SCHEDULE V
ENSTAR GROUP LIMITED
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2019, 2018 and 2017
(Expressed in thousands of U.S. Dollars)

	Balance at Beginning of Year	Charged to costs and expenses	Charged to other accounts	Deductions (1)	Balance at End of Year
December 31, 2019
Reinsurance balances recoverable on paid and unpaid losses:
Provisions for bad debt	156,732	—	111	(9,204)	147,639
Valuation allowance for deferred tax assets	212,113	2,792	—	(97,515)	117,390

December 31, 2018
Reinsurance balances recoverable on paid and unpaid losses:
Provisions for bad debt	165,213	—	(1,837)	(6,644)	156,732
Valuation allowance for deferred tax assets	188,300	(2,492)	18,000	8,305	212,113

December 31, 2017
Reinsurance balances recoverable on paid and unpaid losses:
Provisions for bad debt	174,516	(1,536)	(4,191)	(3,576)	165,213
Valuation allowance for deferred tax assets	290,861	(16,694)	—	(85,867)	188,300

(1)	Credited to the related asset account.

SCHEDULE VI
ENSTAR GROUP LIMITED
SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
As of and for the years ended December 31, 2019, 2018 and 2017
(Expressed in thousands of U.S. Dollars)

	As of December 31,			Year ended December 31,
Affiliation with Registrant	Deferred Acquisition Costs	Reserves for Unpaid Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses Incurred		Net Paid Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Net Premiums Written
						Current Year	Prior Year
Consolidated Subsidiaries
2019	$153,505	$10,429,238	$746,775	$1,153,589	$320,780	$823,658	$48,917	$(1,869,268)	$305,774	$899,687
2018	121,101	9,409,504	842,618	891,708	269,093	689,782	(235,757)	(1,384,545)	192,790	978,037
2017	64,984	7,398,088	583,197	608,312	198,602	437,853	(244,302)	(945,194)	96,028	605,597

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2019. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the SEC's rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on that evaluation, we have concluded that we maintained effective internal control over financial reporting as of December 31, 2019.
Management excluded Morse TEC, acquired on October 30, 2019, from its evaluation of internal controls over financial reporting as permitted under Securities and Exchange Commission guidance. The results of Morse TEC since the acquisition date are included in our consolidated financial statements. Morse TEC constituted approximately 3.5%, 0.0% and 0.0% of total assets, net assets and total income, respectively, as of and for the year ended, December 31, 2019. See Note 3 - "Acquisitions" in the notes to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a discussion of this acquisition. We are in the process of incorporating our controls and procedures into this acquisition.
KPMG Audit Limited, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K, audited our internal control over financial reporting as of December 31, 2019 and their attestation report on our internal control over financial reporting appears below.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Enstar Group Limited:

Opinion on Internal Control Over Financial Reporting
We have audited Enstar Group Limited and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019,and the related notes and financial statement schedules I to VI (collectively, the consolidated financial statements), and our report dated February 27, 2020 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Morse TEC on October 30, 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, Morse TEC’s internal control over financial reporting associated with total assets, net assets and total income acquired of 3.5%, 0.0% and 0.0% of total assets, net assets and total income, respectively, as of December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Morse TEC.
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
KPMG Audit Limited
Hamilton, Bermuda
February 27, 2020

PART II (CONTINUED)
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
All information required by Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K is incorporated by reference from the definitive proxy statement for our 2020 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2019 pursuant to Regulation 14A.
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

3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K/A filed on May 2, 2011).

3.2	Fifth Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 13, 2019).

3.3	Certificate of Designations for the Series B Convertible Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 9, 2013).

3.4
Certificate of Designations of Series C Participating Non-Voting Perpetual Preferred Stock of Enstar Group Limited, dated as of June 13, 2016 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on June 17, 2016).

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

4.1
Senior Indenture, dated as of March 10, 2017, between Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on March 10, 2017).

4.2
First Supplemental Indenture, dated as of March 10, 2017, between Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on March 10, 2017).

4.3
Second Supplemental Indenture, dated as of March 26, 2019, between Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 26, 2019).

4.4
Third Supplemental Indenture, dated as of May 28, 2019, between Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 28, 2019).

4.5	Deposit Agreement, dated as of June 27, 2018, between Enstar Group Limited and American Stock Transfer (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on June 27, 2018).

4.6
Deposit Agreement, dated as of November 21, 2018, between Enstar Group Limited and American Stock Transfer (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on November 21, 2018).

4.7*	Description of Securities.

10.1	Form of Warrant (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on April 21, 2011).

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

10.3
Registration Rights Agreement, dated as of April 20, 2011, by and among Enstar Group Limited, GSCP VI AIV Navi, Ltd., GSCP VI Offshore Navi, Ltd., GSCP VI Parallel AIV Navi, Ltd., GSCP VI Employee Navi, Ltd., and GSCP VI GmbH Navi, L.P. (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K filed on April 21, 2011).

10.4
Registration Rights Agreement, dated April 1, 2014, among Enstar Group Limited, FR XI Offshore AIV, L.P., First Reserve Fund XII, L.P., FR XII A Parallel Vehicle L.P., FR Torus Co-Investment, L.P. and Corsair Specialty Investors, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 4, 2014).

10.5	Form of Waiver Agreement (incorporated herein by reference to Exhibit 4.7 to the Company's Form S-3 filed on October 10, 2017).

10.6
Shareholder Rights Agreement, dated June 3, 2015, between Enstar Group Limited and Canada Pension Plan Investment Board (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 3, 2015.

10.7+	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form S-3 (No. 333-151461) initially filed on June 5, 2008).

10.8+
Amended and Restated Employment Agreement, dated as of January 21, 2020, by and between Enstar Group Limited and Dominic F. Silvester (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 27, 2020).

10.9+
Amended and Restated Employment Agreement, dated as of January 21, 2020, by and between Enstar Group Limited and Paul J. O’Shea (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 27, 2020).

10.10+
Amended and Restated Employment Agreement, dated January 21, 2020, by and between Enstar Group Limited and Orla M. Gregory (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 27, 2020).

10.11+	Employment Agreement, dated December 28, 2017, by and between Enstar Group Limited and Guy T.A. Bowker (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 4, 2018).

10.12+	Employment Agreement, dated January 8, 2018, by and between Enstar Group Limited and Paul M.J. Brockman(incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 8, 2019).

10.13*+	Employment Agreement, dated September 9, 2016, by and between Enstar Group Limited and Nazar Alobaidat.

10.14+
Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors, effective as of June 5, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 11, 2007).

10.15+
Amended and Restated Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K filed on March 2, 2015).

10.16+	Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K filed on March 2, 2015).

10.17+
Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the proxy statement/prospectus that forms a part of the Company’s Form S-4 declared effective December 15, 2006).

10.18+	First Amendment to Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 6, 2007).

10.19+	Form of Award Agreement under the Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 6, 2007).

10.20+	Form of Stock Appreciation Right Award Agreement pursuant to the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 11, 2014).

10.21+	Form of Restricted Stock Award Agreement pursuant to the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on August 11, 2014).

10.22+	Enstar Group Limited Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 2, 2019).

10.23+	Form of Restricted Stock Award Agreement under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 5, 2016).

10.24+
Form of Stock Appreciation Right Award Agreement under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on August 5, 2016).

10.25+
Form of Restricted Stock Unit Award Agreement under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on November 8, 2016).

10.26+
Form of Performance Stock Unit Award Agreement under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on November 8, 2016).

10.27+
Form of Performance Stock Unit Award Agreement (2018) under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 8, 2017).

10.28+
Form of Performance Stock Unit Award Agreement (3-Year Cycle) (2020) under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on January 27, 2020).

10.29*+	Form of Performance Stock Unit Award Agreement (Annual Cycle) (2020) under the Enstar Group Limited 2016 Equity Incentive Plan.

10.30*+	Form of Restricted Stock Unit Award Agreement (2020) under the Enstar Group Limited 2016 Equity Incentive Plan.

10.31+
Joint Share Ownership Agreement, dated January 21, 2020, by and among Enstar Group Limited, Dominic F. Silvester and Zedra Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 27, 2020).

10.32+	Enstar Group Limited Amended and Restated Employee Share Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 8, 2016).

10.33+	Amended and Restated Enstar Group Limited 2019-2021 Annual Incentive Program (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K filed on March 1, 2019).

10.34
Amended and Restated Bayshore Shareholders’ Agreement, dated May 8, 2014, among Bayshore Holdings Limited, Kenmare Holdings Ltd., Trident V, L.P., Trident V Parallel Fund, L.P., Trident V Professionals Fund, L.P., and Dowling Capital Partners I, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on August 11, 2014).

10.35
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

10.36
Second Amended and Restated Northshore Shareholders’ Agreement, dated as of December 23, 2015, among Northshore Holdings Limited, North Bay Holdings Limited and Atrium Nominees Limited (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on December 30, 2015).

10.37
Exchange Agreement, dated as of February 2, 2018, by and among Enstar Group Limited, KaylaRe Holdings, Ltd., HH KaylaRe Holdings, Ltd., Hillhouse Fund III, L.P., Trident V, L.P., Trident V Parallel Fund, L.P, Trident V Professionals Fund, L.P., Souris Partners and Cavello Bay Reinsurance Limited (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 8, 2018).

10.38
Master Agreement, dated March 1, 2019, by and among Enstar Group Limited, Maiden Holdings, Ltd. and Maiden Reinsurance Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 8, 2019).

10.39
Amendment to Master Agreement, dated June 28, 2019, by and among Enstar Group Limited, Maiden Holdings, Ltd. and Maiden Reinsurance Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 6, 2019).

10.40
Subscription Agreement, dated as of December 11, 2018, by and between Cavello Bay Reinsurance Limited and Enhanzed Reinsurance Limited (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K filed on March 1, 2019).

10.41
Revolving Credit Agreement, dated as of August 16, 2018, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, Barclays Bank PLC, Wells Fargo Securities, LLC Wells Fargo Bank, National Association and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 21, 2018).

10.42
First Amendment to Revolving Credit Agreement, dated as of December 19, 2018, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, Barclays Bank PLC, Wells Fargo Securities, LLC Wells Fargo Bank, National Association and each of the lenders party thereto (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K filed on March 1, 2019).

10.43
Term Loan Credit Agreement, dated as of December 27, 2018, by and among Enstar Group Limited and certain of its subsidiaries, Wells Fargo Bank, National Association and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 2, 2019).

10.44
Letter of Credit Facility Agreement, dated as of August 5, 2019, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, London Branch, The Bank of Nova Scotia and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 7, 2019).

10.45
First Amendment to Letter of Credit Facility Agreement, dated as of December 9, 2019, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, London Branch, The Bank of Nova Scotia and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 11, 2019).

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG Audit Limited.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8 of this Annual Report on Form 10-K.

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted as Inline XBRL (included in Exhibit 101).
_______________________________
*     filed herewith
** furnished herewith
+     denotes management contract or compensatory arrangement
s    certain of the schedules and similar attachments are not filed but Enstar Group Limited undertakes to furnish a copy of the schedules or similar attachments to the SEC upon request

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2020.

ENSTAR GROUP LIMITED

By:	/S/ DOMINIC F. SILVESTER
Dominic F. Silvester Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2020.

Signature	Title

/s/ ROBERT J. CAMPBELL Robert J. Campbell	Chairman and Director

/s/ DOMINIC F. SILVESTER Dominic F. Silvester	Chief Executive Officer and Director

/s/ GUY BOWKER Guy Bowker	Chief Financial Officer (signing in his capacity as principal financial officer and principal accounting officer)

/s/ PAUL J. O’SHEA Paul J. O’Shea	President and Director

/s/ B. FREDERICK BECKER B. Frederick Becker	Director

/s/ SANDRA L. BOSS Sandra L. Boss	Director

/s/ JAMES D. CAREY James D. Carey	Director

/s/ HANS-PETER GERHARDT Hans-Peter Gerhardt	Director

/s/ MYRON HENDRY Myron Hendry	Director

/s/ JIE LIU Jie Liu	Director

/s/ HITESH PATEL Hitesh Patel	Director

/s/ POUL A. WINSLOW Poul A. Winslow	Director