Form 10-Q
period 2020-03-31
Enstar Group LTD
filed 2020-05-07
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As at May 5, 2020, the registrant had outstanding 18,624,473 voting ordinary shares and 3,509,682 non-voting convertible ordinary shares, each par value $1.00 per share.

Enstar Group Limited
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2020

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2020 (unaudited) and December 31, 2019

	March 31, 2020	December 31, 2019
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$18,249	$51,490
Short-term investments, available-for-sale, at fair value (amortized cost: 2020 — $138,596; 2019 — $128,311; net of allowance: 2020 — $nil)	138,900	128,335
Fixed maturities, trading, at fair value	5,644,819	6,346,329
Fixed maturities, available-for-sale, at fair value (amortized cost: 2020 — $2,203,986; 2019 — $1,914,143; net of allowance: 2020 — $16,271)	2,140,173	1,913,389
Funds held - directly managed	1,134,921	1,187,552
Equities, at fair value	641,850	729,721
Other investments, at fair value	2,326,984	2,524,420
Equity method investments	337,474	326,277
Total investments (Note 4 and Note 10)	12,383,370	13,207,513
Cash and cash equivalents	815,878	703,085
Restricted cash and cash equivalents	345,097	352,692
Premiums receivable	631,447	576,980
Deferred tax assets (Note 18)	171,729	170,984
Reinsurance balances recoverable on paid and unpaid losses (net of allowance: 2020 — $143,327) (Note 6)	1,666,381	1,684,372
Reinsurance balances recoverable on paid and unpaid losses, at fair value (Note 6 and Note 10)	653,396	695,518
Insurance balances recoverable (net of allowance: 2020 — $6,985) (Note 9)	435,613	448,855
Funds held by reinsured companies	827,382	408,735
Deferred acquisition costs	162,135	153,505
Goodwill and intangible assets	215,960	216,468
Other assets	823,121	744,608
TOTAL ASSETS	$19,131,509	$19,363,315

LIABILITIES
Losses and loss adjustment expenses (Note 8)	$8,084,444	$7,808,116
Losses and loss adjustment expenses, at fair value (Note 8 and Note 10)	2,345,543	2,621,122
Defendant asbestos and environmental liabilities (Note 9)	822,716	847,685
Unearned premiums	760,307	746,775
Insurance and reinsurance balances payable	451,530	373,180
Deferred tax liabilities (Note 18)	11,434	16,074
Debt obligations (Note 13)	1,541,554	1,191,207
Other liabilities	431,204	464,014
TOTAL LIABILITIES	14,448,732	14,068,173

COMMITMENTS AND CONTINGENCIES (Note 20)

REDEEMABLE NONCONTROLLING INTEREST (Note 14)	392,773	438,791

SHAREHOLDERS’ EQUITY (Note 15)
Ordinary shares (par value $1 each, issued and outstanding 2020: 22,119,750; 2019: 21,511,505):
Voting Ordinary shares (issued and outstanding 2020: 18,610,068; 2019: 18,001,823)	18,610	18,002
Non-voting convertible ordinary Series C Shares (issued and outstanding 2020 and 2019: 2,599,672)	2,600	2,600
Non-voting convertible ordinary Series E Shares (issued and outstanding 2020 and 2019: 910,010)	910	910
Preferred Shares:
Series C Preferred Shares (issued and held in treasury 2020 and 2019: 388,571)	389	389
Series D Preferred Shares (issued and outstanding 2020 and 2019: 16,000)	400,000	400,000
Series E Preferred Shares (issued and outstanding 2020 and 2019: 4,400)	110,000	110,000
Treasury shares, at cost (Series C Preferred shares 2020 and 2019: 388,571)	(421,559)	(421,559)
Joint Share Ownership Plan (voting ordinary shares, held in trust 2020: 565,630)	(566)	—
Additional paid-in capital	1,825,798	1,836,778
Accumulated other comprehensive income (loss)	(34,656)	7,171
Retained earnings	2,375,073	2,887,892
Total Enstar Shareholders’ Equity	4,276,599	4,842,183
Noncontrolling interest (Note 14)	13,405	14,168
TOTAL SHAREHOLDERS’ EQUITY	4,290,004	4,856,351
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	$19,131,509	$19,363,315
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
For the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$259,897	$335,287
Fees and commission income	7,528	6,681
Net investment income	77,840	78,696
Net realized and unrealized gains (losses)	(634,476)	460,791
Other income	20,444	5,812
	(268,767)	887,267
EXPENSES
Net incurred losses and loss adjustment expenses	107,894	312,404
Life and annuity policy benefits	—	96
Acquisition costs	66,586	93,788
General and administrative expenses	113,511	112,074
Interest expense	13,415	11,036
Net foreign exchange gains	(11,930)	(3,850)
	289,476	525,548
EARNINGS (LOSS) BEFORE INCOME TAXES	(558,243)	361,719
Income tax benefit (expense)	5,175	(4,749)
Earnings from equity method investments	12,450	8,772
NET EARNINGS (LOSS)	(540,618)	365,742
Net loss attributable to noncontrolling interest	32,722	2,148
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR	(507,896)	367,890
Dividends on preferred shares	(8,925)	(9,139)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(516,821)	$358,751

Earnings (Loss) per ordinary share attributable to Enstar:
Basic	$(23.98)	$16.71
Diluted	$(23.98)	$16.57
Weighted average ordinary shares outstanding:
Basic	21,549,844	21,463,499
Diluted	21,779,906	21,645,862
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019
	(expressed in thousands of U.S. dollars)
NET EARNINGS (LOSS)	$(540,618)	$365,742

Other comprehensive income (loss), net of income taxes:
Unrealized holding gains (losses) on fixed income available-for-sale investments arising during the period	(58,735)	3,663
Reclassification adjustment for change in allowance for credit losses recognized in net earnings	13,212	—
Reclassification adjustment for net realized gains included in net earnings	212	61
Unrealized gains (losses) arising during the period, net of reclassification adjustments	(45,311)	3,724
Total cumulative currency translation adjustment	(686)	(801)
Total other comprehensive income (loss)	(45,997)	2,923

Comprehensive income (loss)	(586,615)	368,665
Comprehensive loss attributable to noncontrolling interest	36,892	2,064
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSTAR	$(549,723)	$370,729
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
For the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019
	(expressed in thousands of U.S. dollars)
Share Capital — Voting Ordinary Shares
Balance, beginning of period	$18,002	$17,950
Issue of shares	701	8
Shares repurchased	(93)	—
Balance, end of period	$18,610	$17,958
Share Capital — Non-Voting Convertible Ordinary Series C Shares
Balance, beginning and end of period	$2,600	$2,600
Share Capital — Non-Voting Convertible Ordinary Series E Shares
Balance, beginning and end of period	$910	$910
Share Capital — Series C Convertible Participating Non-Voting Preferred Shares
Balance, beginning and end of period	$389	$389
Share Capital — Series D Preferred Shares
Balance, beginning and end of period	$400,000	$400,000
Share Capital — Series E Preferred Shares
Balance, beginning and end of period	$110,000	$110,000
Treasury Shares (Series C Preferred Shares)
Balance, beginning and end of period	$(421,559)	$(421,559)
Joint Share Ownership Plan — Voting Ordinary Shares, Held in Trust
Balance, beginning of period	—	—
Issue of shares	(566)	—
Balance, end of period	$(566)	—
Additional Paid-in Capital
Balance, beginning of period	$1,836,778	$1,804,664
Issue of voting ordinary shares	(1,251)	466
Shares repurchased	(12,433)	—
Amortization of share-based compensation	2,704	3,977
Balance, end of period	$1,825,798	$1,809,107
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$7,171	$10,440
Currency translation adjustment
Balance, beginning of period	8,548	10,986
Change in currency translation adjustment	(686)	(803)
Balance, end of period	7,862	10,183
Defined benefit pension liability
Balance, beginning and end of period	(945)	(987)
Unrealized gains (losses) on available-for-sale investments
Balance, beginning of period	(432)	441
Change in unrealized gains (losses) on available-for-sale investments	(41,141)	3,642
Balance, end of period	(41,573)	4,083
Balance, end of period	$(34,656)	$13,279
Retained Earnings
Balance, beginning of period	$2,887,892	$1,976,539
Net earnings (loss)	(540,618)	365,742
Net loss attributable to noncontrolling interest	32,722	2,148
Dividends on preferred shares	(8,925)	(9,139)
Change in redemption value of redeemable noncontrolling interests	10,150	(262)
Cumulative effect of change in accounting principle	(6,148)	—
Balance, end of period	$2,375,073	$2,335,028
Noncontrolling Interest (excludes Redeemable Noncontrolling Interest)
Balance, beginning of period	$14,168	$12,056
Net earnings (loss) attributable to noncontrolling interest	(763)	396
Balance, end of period	$13,405	$12,452
Total Shareholders' Equity	$4,290,004	$4,280,164

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings (loss)	$(540,618)	$365,742
Adjustments to reconcile net earnings (loss) to cash flows provided by operating activities:
Realized gains on sale of investments	(1,918)	(270)
Unrealized losses (gains) on investments	636,394	(460,521)
Depreciation and other amortization	11,393	7,900
Earnings from equity method investments	(12,450)	(8,772)
Sales and maturities of trading securities	800,631	1,486,423
Purchases of trading securities	(284,860)	(1,379,411)
Other non-cash items	2,760	4,687
Changes in:
Reinsurance balances recoverable on paid and unpaid losses	57,860	(256,706)
Funds held by reinsured companies	(418,647)	(598,471)
Losses and loss adjustment expenses	16,817	685,834
Defendant asbestos and environmental liabilities	(24,969)	(5,807)
Insurance and reinsurance balances payable	78,693	67,653
Unearned premiums	13,532	108,424
Premiums receivable	(54,467)	67,489
Other operating assets and liabilities	(122,039)	22,944
Net cash flows provided by operating activities	158,112	107,138
INVESTING ACTIVITIES:
Sales and maturities of available-for-sale securities	465,065	5,839
Purchase of available-for-sale securities	(778,151)	(147)
Purchase of other investments	(160,814)	(225,961)
Proceeds from other investments	85,720	58,980
Purchase of equity method investments	—	(9,762)
Other investing activities	—	(1,956)
Net cash flows used in investing activities	(388,180)	(173,007)
FINANCING ACTIVITIES:
Dividends on preferred shares	(8,925)	(9,139)
Repurchase of shares	(12,526)	—
Receipt of loans	364,000	344,000
Repayment of loans	(14,000)	(102,000)
Net cash flows provided by financing activities	328,549	232,861
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	6,717	(3,925)
NET INCREASE IN CASH AND CASH EQUIVALENTS	105,198	163,067
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,055,777	982,584
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,160,975	$1,145,651

Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$6,596	$9
Interest paid	$9,747	$14,215

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	815,878	718,050
Restricted cash and cash equivalents	345,097	427,601
Cash, cash equivalents and restricted cash	$1,160,975	$1,145,651
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information expressed in thousands of U.S. dollars except share and per share data)

1. SIGNIFICANT ACCOUNTING POLICIES
Basis of Preparation
These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements reflect all adjustments consisting of normal recurring items considered necessary for a fair presentation under U.S. GAAP. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. All significant inter-company transactions and balances have been eliminated. In these notes, the terms "we," "us," "our," "Enstar," or "the Company" refer to Enstar Group Limited and its consolidated subsidiaries. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results may differ materially from these estimates. Results of changes in estimates are reflected in earnings in the period in which the change is made. Accounting policies that we believe are most dependent on assumptions and estimates are considered to be our critical accounting policies and are related to the determination of:

•	liability for losses and loss adjustment expenses ("LAE");

•	reinsurance balances recoverable on paid and unpaid losses;

•	defendant asbestos and environmental liabilities and related insurance balances recoverable;

•	valuation allowances on reinsurance balances recoverable and deferred tax assets;

•	impairment charges, including credit allowances on investment securities classified as available-for-sale ("AFS"), and impairments on goodwill, intangible assets and deferred charge assets;

•	gross and net premiums written and net premiums earned;

•	fair value measurements of investments;

•	fair value estimates associated with accounting for acquisitions;

•	fair value estimates associated with loss portfolio transfer reinsurance agreements for which we have elected the fair value option; and

•	redeemable noncontrolling interests.
Updated Accounting Policies
The following accounting policies have been updated to reflect our adoption of Accounting Standards Update ("ASU") 2016-13 - Financial Instruments - Credit losses - Measurement of Credit Losses on Financial Instruments, effective January 1, 2020 as described in detail below under "New Accounting Standards Adopted in 2020."
Short-term investments and fixed maturity investments
We perform a detailed analysis every reporting period to identify any credit losses on our investment portfolios not measured at fair value through net earnings.
Some of the factors that we consider when assessing whether an allowance for credit losses is required on our debt securities include: (1) the extent to which the fair value has been less than the amortized cost; (2) the financial condition, near-term and long-term prospects of the issuer, including the relevant industry conditions and trends, and implications of rating agency actions and offering prices; (3) the likelihood of the recoverability of principal and interest;

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and (4) whether it is more likely than not that we will be required to sell the security prior to an anticipated recovery in value.
With effect from January 1, 2020, credit losses on our AFS debt securities are recognized through an allowance account which is deducted from the amortized cost basis of the security, with the net carrying value of the security presented on the consolidated balance sheet at the amount expected to be collected. To calculate the amount of the credit loss, we compare the present value of the expected future cash flows with the amortized cost basis of the AFS debt security, with the amount of the credit loss recognized being limited to the excess of the amortized cost basis over the fair value of the AFS debt security, effectively creating a “fair value floor”. See "New Accounting Standards Adopted in 2020" below for the discussion on our adoption of the credit losses standard.
For our AFS debt securities that we do not intend to sell or for which it is more likely than not that we will not be required to sell before an anticipated recovery in value, we separate the credit loss component of any unrealized losses from the amount related to all other factors and report the credit loss component in net realized investment gains (losses) in our consolidated statements of earnings. The unrealized losses related to non-credit factors is reported in other comprehensive income. The allowance for credit losses account is adjusted for any additional credit losses, write-offs and subsequent recoveries.
For our AFS debt securities where we record a credit loss, a determination is made as to the cause of the credit loss and whether we expect a recovery in the fair value of the security. For our AFS debt securities where we expect a recovery in fair value, the constant effective yield method is utilized, and the investment is amortized to par.
For our AFS debt securities that we intend to sell or for which it is more likely than not that we will be required to sell before an anticipated recovery in fair value, the full amount of the unrealized loss is included in net realized investment gains (losses). The new cost basis of the investment is the previous amortized cost basis less the credit loss recognized in net realized investment gains (losses). The new cost basis is not adjusted for any subsequent recoveries in fair value.
We report the investment income accrued on our AFS debt securities within other assets and therefore separately from the underlying AFS debt securities. In addition, due to the short-term period during which accrued investment income remains unpaid, which is typically six months, since the coupon on our AFS debt securities is paid semi-annually, we have elected not to establish an allowance for credit losses on our accrued investment income balances. Accrued investment income is written off through net realized investment gains (losses) at the time the issuer of the debt security defaults or is expected to default on payments.
Uncollectible debt securities are written off when we determine that no additional payments of principal or interest will be received.
Reinsurance Balances Recoverable on Paid and Unpaid Losses
Amounts recoverable from reinsurers are estimated in a manner consistent with the underlying liability for losses and loss adjustment expenses. We report our reinsurance balances recoverable on paid and unpaid losses net of an allowance for estimated uncollectible amounts. The allowance is based upon our ongoing review of the outstanding balances and reflects factors such as the duration of the collection period, credit quality, changes in reinsurer credit standing, default rates specific to the individual reinsurer, the geographical location of the reinsurer, contractual disputes with reinsurers over individual contentious claims, contract language or coverage issues, industry analyst reports and consensus economic forecasts.
A probability-of-default methodology that reflects current and forecasted economic conditions is used to estimate the allowance for uncollectible reinsurance due to credit-related factors. See "New Accounting Standards Adopted in 2020" below for the discussion on our adoption of the credit losses standard.
The allowance also includes estimated uncollectible amounts related to dispute risk with reinsurers. Amounts deemed to be uncollectible, including amounts due from known insolvent reinsurers, are written off against the allowance.
Changes in the allowance, as well as any subsequent collections of amounts previously written off, are reported as part of the net incurred losses and loss adjustment expenses in our consolidated statements of earnings.
On an ongoing basis, we also evaluate and monitor the financial condition of our reinsurers under voluntary schemes of arrangement to minimize our exposure to significant losses from potential insolvencies.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Premiums Receivable and Unearned Premium Reserves
Premiums are recognized as revenues on a pro-rata basis over the coverage period. Unearned premium reserves represent the unexpired portion of policy premiums. For retrospectively rated contracts as well as those whose written premium amounts are recorded based on premium estimates at inception, accrued premiums arising from changes to these estimates are included in premium balances receivable where appropriate. Premium balances receivable are reported net of an allowance for expected credit losses as appropriate. The allowance is based upon our ongoing review of amounts outstanding, historical loss data, including delinquencies and write-offs, current and forecasted economic conditions and other relevant factors. However, the credit risk on our premiums receivable balances is substantially reduced where we have the ability to cancel the underlying policy if the policyholder does not pay the related premium.
New Accounting Standards Adopted in 2020
ASU 2020-03 – Codification Improvements to Financial Instruments
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-03, which makes narrow-scope improvements to various topics within the codification relating to financial instruments, including the new credit losses standard. The amendments related to certain specific issues covered by the ASU were effective immediately upon the issuance of the ASU, while certain specific issues covered by the ASU and affecting the credit losses standard in ASU 2016-13 are effective in 2020 for those entities that have already adopted ASU 2016-13. We adopted the amendments in this ASU upon its issuance and that adoption did not have a material impact on our consolidated financial statements and the related disclosures.
ASUs 2016-13, 2018-19, 2019-04, 2019-05, 2019-10 and 2019-11, Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, which is codified in Accounting Standards Codification ("ASC") 326 - Financial Instruments - Credit Losses, amending the guidance on the impairment of financial instruments and significantly changing how entities measure credit losses for most financial assets and certain other financial instruments, including reinsurance balances recoverable on paid and unpaid losses that are not measured at fair value through net earnings. The ASU replaced the “incurred loss” approach that was previously applied to determine credit losses with an “expected loss” model for financial instruments measured at amortized cost. Under the "expected loss" model, the estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses and subsequent adjustments to such losses are recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected.
ASU 2016-13 also amends the other-than-temporary impairment ("OTTI") model that was previously applicable to AFS debt securities, with the new approach now requiring the recognition of impairments relating to credit losses through an allowance account and limiting the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. This revised approach records the full effect of reversals of any credit losses in current period earnings, compared to previous guidance where this reversal was amortized over the lifetime of the security. Under this revised approach, the length of time a security has been in an unrealized loss position will no longer be considered in determining whether to record a credit loss. In addition, the historical and implied volatility of the fair value of a security and recoveries or declines in fair value after the balance sheet date will no longer be considered when making a determination of whether a credit loss exists.
We adopted ASU 2016-13 and all the related amendments on January 1, 2020 using the modified retrospective approach for our financial instruments carried at amortized cost, and prospectively for our AFS debt securities as required by the standard, resulting in an overall reduction in retained earnings of $6.1 million as summarized below:

•
A cumulative effect adjustment of $3.0 million relating to our financial instruments carried at amortized cost, which primarily relates to our insurance balances recoverable on paid and unpaid losses. We already carried significant specific allowances for credit losses of $147.6 million on our reinsurance balances recoverable on paid and unpaid losses, relating primarily to our Non-life Run-off segment and therefore the adoption of this standard did not have a material impact on our balance sheet; and

•	$3.1 million related to our AFS debt securities whose fair values were less than their amortized cost basis.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Pronouncements Not Yet Adopted
Note 2 - "Significant Accounting Policies" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019 describes accounting pronouncements that were not adopted as of December 31, 2019. Those pronouncements have not yet been adopted unless discussed above in "New Accounting Standards Adopted in 2020." In addition, the following accounting pronouncement was issued by the FASB during the three months ended March 31, 2020 and is yet to be adopted.
ASU 2020-04 – Reference Rate Reform (ASC 848)
In March 2020, the FASB issued ASU 2020-04 – Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which is codified in ASC 848 and which provides entities with temporary optional expedients and exceptions to the existing US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Inter-bank Offered Rate ("LIBOR") and other inter-bank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate ("SOFR").
Under the provisions of this ASU, entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also elect various optional expedients for hedging relationships affected by reference rate reform, if certain criteria are met. In addition, entities can make a one-time election to sell, transfer or both sell and transfer debt securities classified as held-to-maturity (“HTM”) that refer to a rate affected by reference rate reform, to AFS or to trading. However, such debt securities must have been classified as HTM before January 1, 2020. Once elected the amendments in the ASU must be applied prospectively for all eligible contract modifications.
The ASU was effective upon issuance and can be applied through to December 31, 2022. As we transition from LIBOR to alternative reference rates, we may elect the temporary optional expedients and exceptions to the existing US GAAP guidance on contract modifications and hedge accounting permitted by the ASU, as appropriate, in order to ease the potential financial reporting burdens we may to encounter during the transition period. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and disclosures.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. ACQUISITIONS
On October 30, 2019, we completed the acquisition of Morse TEC LLC ("Morse TEC"). For further details, refer to Note 3 - "Acquisitions" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019.
3. SIGNIFICANT NEW BUSINESS
Lyft
On March 31, 2020, we entered into a novation agreement with affiliates of Lyft, Inc. (“Lyft”) and certain underwriting companies of Zurich North America (“Zurich”). Enstar will reinsure legacy automobile business underwritten by Zurich between October 1, 2015 and September 30, 2018 and reinsured by Lyft’s wholly owned subsidiary, Pacific Valley Insurance Company ("PVIC") for consideration of $465.0 million. Under a separate agreement, PVIC will provide retrocession coverage to Enstar in excess of an $816.0 million limit. The transaction was effective on March 31, 2020. The consideration was recorded as funds held on March 31, 2020 and was received in April 2020.
Aspen
On March 2, 2020, we entered into an adverse development cover reinsurance agreement with Aspen Insurance Holdings Limited. In the transaction, we will reinsure losses incurred on or prior to December 31, 2019 on a diversified mix of property, liability and specialty lines across the U.S., U.K. and Europe for a premium of $770.0 million.  We will provide $770.0 million of cover in excess of a $3.8 billion retention, and an additional $250.0 million of cover in excess of a $4.8 billion retention. Completion of the transaction is subject to regulatory approvals and satisfaction of various other closing conditions. The transaction is expected to close in the second quarter of 2020.
AXA Group
On February 24, 2020, we entered into a loss portfolio transfer reinsurance agreement with AXA XL, a division of AXA, to reinsure specified legacy construction general liability multi-year policies. We will assume reinsurance reserves of approximately $225.0 million in the transaction. Completion of the transaction is subject to, among other things, regulatory approvals and satisfaction of various closing conditions. The transaction is expected to close in the second quarter of 2020.
Munich Re
On September 10, 2019, we signed an agreement with Great Lakes Insurance SE and HSB Engineering Insurance Limited, both subsidiaries of Munich Reinsurance Company ("Munich Re"), pursuant to which we will acquire certain portfolios from their Australian branches. In the transaction, which is subject to regulatory and Federal Court of Australia approval, we will receive total assets of approximately AUD$228.2 million (approximately $139.3 million) for assuming the associated net insurance reserves, which primarily relate to long tail insurance business. We are pursuing a portfolio transfer of the insurance business under Division 3A of Part III of Australia’s Insurance Act 1973 (Cth), which would provide legal finality for Munich Re and its subsidiaries. This transaction is expected to close in the third quarter of 2020.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. INVESTMENTS
We hold: (i) trading portfolios of short-term and fixed maturity investments and equities, carried at fair value; (ii) AFS portfolios of short-term and fixed maturity investments, carried at fair value; (iii) other investments, carried at fair value; (iv) equity method investments; and (v) funds held - directly managed.
Short-Term and Fixed Maturity Investments
Asset Types
The fair values of the underlying asset categories comprising our short-term and fixed maturity investments classified as trading and AFS and the fixed maturity investments included within our funds held - directly managed balance were as follows:

	March 31, 2020
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Fixed maturities, funds held - directly managed	Total
U.S. government and agency	$766	$34,582	$186,693	$203,637	$94,255	$519,933
U.K. government	3,675	3,337	63,420	29,573	—	100,005
Other government	11,022	334	490,111	83,007	19,540	604,014
Corporate	2,368	99,277	3,649,143	1,233,289	554,614	5,538,691
Municipal	418	1,370	98,341	15,676	49,025	164,830
Residential mortgage-backed	—	—	229,723	155,027	83,168	467,918
Commercial mortgage-backed	—	—	523,207	130,878	219,419	873,504
Asset-backed	—	—	404,181	289,086	61,608	754,875
Total fixed maturity and short-term investments	$18,249	$138,900	$5,644,819	$2,140,173	$1,081,629	$9,023,770

	December 31, 2019
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Fixed maturities, funds held - directly managed	Total
U.S. government and agency	$—	$111,583	$219,194	$298,729	$106,537	$736,043
U.K. government	24,411	1,069	122,012	14,280	—	161,772
Other government	21,958	387	575,018	84,760	20,734	702,857
Corporate	5,121	13,915	4,007,386	1,067,256	603,389	5,697,067
Municipal	—	1,381	102,554	14,491	49,456	167,882
Residential mortgage-backed	—	—	258,412	127,219	86,205	471,836
Commercial mortgage-backed	—	—	571,129	98,557	230,343	900,029
Asset-backed	—	—	490,624	208,097	76,681	775,402
Total fixed maturity and short-term investments	$51,490	$128,335	$6,346,329	$1,913,389	$1,173,345	$9,612,888

Included within residential and commercial mortgage-backed securities as of March 31, 2020 were securities issued by U.S. governmental agencies with a fair value of $363.6 million (December 31, 2019: $356.9 million). Included within corporate securities as of March 31, 2020 were senior secured loans of $8.8 million (December 31, 2019: $31.4 million).

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contractual Maturities
The contractual maturities of our short-term and fixed maturity investments, classified as trading and AFS and the fixed maturity investments included within our funds held - directly managed balance are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of March 31, 2020	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$502,300	$497,009	5.5%
More than one year through two years	754,996	747,837	8.3%
More than two years through five years	2,209,294	2,156,740	23.9%
More than five years through ten years	2,080,140	2,049,319	22.7%
More than ten years	1,439,507	1,476,568	16.3%
Residential mortgage-backed	466,964	467,918	5.2%
Commercial mortgage-backed	894,859	873,504	9.7%
Asset-backed	829,598	754,875	8.4%
	$9,177,658	$9,023,770	100.0%

Credit Ratings
The following table sets forth the credit ratings of our short-term and fixed maturity investments classified as trading and AFS and the fixed maturity investments included within our funds held - directly managed balance as of March 31, 2020:

	Amortized Cost	Fair Value	% of Total	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated

U.S. government and agency	$488,708	$519,933	5.8%	$519,933	$—	$—	$—	$—	$—
U.K. government	100,716	100,005	1.1%	538	99,467	—	—	—	—
Other government	618,746	604,014	6.7%	268,626	136,721	63,097	111,636	20,478	3,456
Corporate	5,622,480	5,538,691	61.3%	140,194	602,836	2,908,118	1,594,296	277,738	15,509
Municipal	155,587	164,830	1.8%	16,425	77,511	49,068	21,826	—	—
Residential mortgage-backed	466,964	467,918	5.2%	395,148	26,892	3,085	1,602	35,489	5,702
Commercial mortgage-backed	894,859	873,504	9.7%	621,883	93,167	78,379	57,187	5,867	17,021
Asset-backed	829,598	754,875	8.4%	421,823	64,782	122,025	71,799	10,352	64,094
Total	$9,177,658	$9,023,770	100.0%	$2,384,570	$1,101,376	$3,223,772	$1,858,346	$349,924	$105,782
% of total fair value				26.4%	12.2%	35.7%	20.6%	3.9%	1.2%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrealized Gains and Losses on AFS Short-term and Fixed Maturity Investments
The amortized cost, unrealized gains and losses, allowance for credit losses and fair values of our short-term and fixed maturity investments classified as AFS as of March 31, 2020 were as follows:

			Gross Unrealized Losses
As of March 31, 2020	Amortized Cost	Gross Unrealized Gains	Non-Credit Related Losses	Allowance for Credit Losses(1)	Fair Value
U.S. government and agency	$230,450	$7,783	$(14)	$—	$238,219
U.K. government	33,953	—	(1,043)	—	32,910
Other government	84,302	1,416	(2,377)	—	83,341
Corporate	1,374,000	5,680	(30,844)	(16,270)	1,332,566
Municipal	16,799	250	(3)	—	17,046
Residential mortgage-backed	153,268	2,943	(1,184)	—	155,027
Commercial mortgage-backed	137,641	744	(7,506)	(1)	130,878
Asset-backed	312,169	195	(23,278)	—	289,086
	$2,342,582	$19,011	$(66,249)	$(16,271)	$2,279,073
(1) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 1 - "Significant Accounting Policies" for further details.
The amortized cost, unrealized gains and losses and fair values of our short-term and fixed maturity investments classified as AFS as of December 31, 2019 were as follows:

As of December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (Non-OTTI)	Fair Value
U.S. government and agency	$410,842	$77	$(607)	$410,312
U.K. government	15,067	282	—	15,349
Other government	84,116	1,119	(88)	85,147
Corporate	1,081,713	4,026	(4,568)	1,081,171
Municipal	15,963	20	(111)	15,872
Residential mortgage-backed	127,704	240	(725)	127,219
Commercial mortgage-backed	98,928	38	(409)	98,557
Asset-backed	208,121	169	(193)	208,097
	$2,042,454	$5,971	$(6,701)	$2,041,724

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross Unrealized Losses on AFS Short-term and Fixed Maturity Investments
The following table summarizes our short-term and fixed maturity investments classified as AFS that were in a gross unrealized loss position, for which an allowance for credit losses has not been recorded, as of March 31, 2020, aggregated by major security type and length of time in continuous unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
As of March 31, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency	$—	$—	$1,399	$(14)	$1,399	$(14)
U.K. government	—	—	32,909	(1,043)	32,909	(1,043)
Other government	992	(110)	40,315	(2,267)	41,307	(2,377)
Corporate	2,390	(432)	532,456	(10,287)	534,846	(10,719)
Municipal	—	—	473	(3)	473	(3)
Residential mortgage-backed	—	—	33,738	(1,184)	33,738	(1,184)
Commercial mortgage-backed	—	—	93,706	(7,460)	93,706	(7,460)
Asset-backed	—	—	264,205	(23,278)	264,205	(23,278)
Total fixed maturity and short-term investments	$3,382	$(542)	$999,201	$(45,536)	$1,002,583	$(46,078)

The following table summarizes our short-term and fixed maturity investments classified as AFS that are in a gross unrealized loss position as of December 31, 2019, aggregated by major security type and length of time in continuous unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
As of December 31, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency	$—	$—	$222,643	$(607)	$222,643	$(607)
Other government	1,080	(23)	37,796	(65)	38,876	(88)
Corporate	2,754	(306)	461,772	(4,262)	464,526	(4,568)
Municipal	128	—	12,046	(111)	12,174	(111)
Residential mortgage-backed	—	—	65,992	(725)	65,992	(725)
Commercial mortgage-backed	—	—	79,606	(409)	79,606	(409)
Asset-backed	—	—	129,014	(193)	129,014	(193)
Total fixed maturity and short-term investments	$3,962	$(329)	$1,008,869	$(6,372)	$1,012,831	$(6,701)
As of March 31, 2020 and December 31, 2019, the number of securities classified as AFS in an unrealized loss position for which an allowance for credit loss is not recorded was 896 and 563, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 9 and 12, respectively.
The increase in the unrealized losses on our short-term and fixed maturity investments was attributable to widening credit spreads due to the recent disruption in global financial markets associated with the COVID-19 pandemic. The contractual terms of a majority of these investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the security. While credit spreads have increased, and in certain cases credit ratings were downgraded, we currently do not expect the issuers of these fixed income securities to settle them at a price less than their amortized cost basis and therefore it is expected that we will recover the entire amortized cost basis of each security. Furthermore, we do not intend to sell the securities that are currently in an unrealized loss position, and it is also not more likely than not that we will be required to sell the securities before the recovery of their amortized cost bases.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Credit Losses
We adopted ASU 2016-13 and the related amendments on January 1, 2020 prospectively, and recognized an allowance for credit losses of $3.1 million on initial adoption of the guidance. Our allowance for credit losses is derived based on various data sources, multiple key inputs and forecast scenarios. These include default rates specific to the individual security, vintage of the security, geography of the issuer of the security, industry analyst reports, credit ratings and consensus economic forecasts.
To determine the credit losses on our AFS securities, we use the probability of default ("PD") and loss given default ("LGD") methodology through a third-party proprietary tool which calculates the expected credit losses based on a discounted cash flow method. The tool uses effective interest rates to discount the expected cash flows associated with each AFS security to determine its fair value, which is then compared with its amortized cost basis to derive the credit loss on the security.
The methodology and inputs used to determine the credit loss by security type are as follows:

•
Corporate and Government: Expected cashflows are derived that are specific to each security. The PD is based on a quantitative model that converts agency ratings to term structures that vary by country, industry and the state of the credit cycle. This is used along with macroeconomic forecasts to produce scenario conditioned PDs. The LGD is based on default studies provided by a third party which we use along with macroeconomic forecasts to produce scenario conditioned LGDs.

•
Municipals: Expected cash flows are derived that are specific to each security. The PD model produces scenario conditioned PD output over the lifetime of the municipal security. These PDs are based on key macroeconomic and instrument specific risk factors. The LGD is derived based on a model which uses assumptions specific to the municipal securities.

For corporates, government and municipal securities, we use an explicit reversion and a three year forecast period, which we consider to be a reasonable duration during which an economic forecast could continue to be reliable.

•
Asset backed, Commercial and Residential mortgaged-backed: Expected cash flows are derived that are specific to each security. The PD and LGD for each security is based on a quantitative model that generates scenario conditioned PD and LGD term structures based on the underlying collateral type, waterfall and other trustee information. This model also considers prepayments. For these security types, there is no explicit reversion and the forecasts are deemed reasonable and supportable over the life of the portfolio.

Due to the short-term period during which accrued investment income remains unpaid, which is typically six months since the coupon on our debt securities is paid semi-annually, we elected not to establish an allowance for credit losses on our accrued investment income balances. Accrued investment income is written off through net realized investment gains (losses) at the time the issuer of the debt security defaults or is expected to default on payments.
The table below provides a reconciliation of the beginning and ending allowance for credit losses on our AFS debt securities for the three months ended March 31, 2020:

	Other government	Corporate	Commercial mortgage backed	Total
Allowance for credit losses, beginning of period	$—	$—	$—	$—
Cumulative effect of change in accounting principle	(22)	(2,987)	(50)	(3,059)
Allowances for credit losses on securities for which credit losses were not previously recorded	—	(13,681)	—	(13,681)
Reductions for securities sold during the period	—	369	—	369
Reductions in the allowance for credit losses on securities we either intend to sell or more likely than not, we will be required to sell before the recovery of their amortized cost basis	22	29	49	100
Allowance for credit loss, end of period	$—	$(16,270)	$(1)	$(16,271)

During the three months ended March 31, 2020 we did not have any write-offs charged against the allowance for credit losses or any recoveries of amounts previously written-off.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our allowance for credit losses increased during the three months ended March 31, 2020 primarily due to widening credit spreads arising from the recent disruption in global financial markets associated with the COVID-19 pandemic, which resulted in a larger number of securities being in an unrealized loss position. In addition, our modeling process for determining credit losses was adjusted to take into account the adverse impact that the COVID-19 pandemic had on capital markets, and the global economy in general, which resulted in an increase in our allowance for credit losses as at March 31, 2020.
Other-Than-Temporary Impairment on AFS Fixed Maturity Investments
For the three months ended March 31, 2019, we did not recognize any other-than-temporary impairment losses on our AFS securities. We determined that no other-than-temporary credit losses existed as of December 31, 2019. A description of our other-than-temporary impairment process is included in Note 2 - "Significant Accounting Policies" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019.
As discussed in detail in Note 1 - "Significant Accounting Policies" above, we adopted ASU 2016-13 and the related amendments on January 1, 2020 with this new guidance replacing the OTTI model that was previously applicable to our AFS debt securities. The new approach now requires the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value.
Equity Investments
The following table summarizes our equity investments classified as trading:

	March 31, 2020	December 31, 2019
Publicly traded equity investments in common and preferred stocks	$240,932	$327,875
Exchange-traded funds	130,906	133,047
Privately held equity investments in common and preferred stocks	270,012	268,799
	$641,850	$729,721

Equity investments include publicly traded common and preferred stocks, exchange-traded funds and privately held common and preferred stocks. Our publicly traded equity investments in common and preferred stocks predominantly trade on major exchanges and are managed by our external advisors. Our investments in exchange-traded funds also trade on major exchanges.
Our privately held equity investments in common and preferred stocks are direct investments in companies that we believe offer attractive risk adjusted returns and/or offer other strategic advantages. Each investment may have its own unique terms and conditions and there may be restrictions on disposals. The market for these investments is illiquid and there is no active market. Included within the above balance as of March 31, 2020 and December 31, 2019 is an investment in the parent company of AmTrust Financial Services, Inc. ("AmTrust"), with a fair value of $241.3 million and $240.1 million, respectively. Refer to Note 19 - "Related Party Transactions" for further information.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Investments, at fair value
The following table summarizes our other investments carried at fair value:

	March 31, 2020	December 31, 2019
Hedge funds	$1,055,448	$1,121,904
Fixed income funds	463,717	481,039
Equity funds	320,046	410,149
Private equity funds	309,219	329,885
CLO equities	83,740	87,555
CLO equity funds	66,938	87,509
Private credit funds	20,473	—
Other	7,403	6,379
	$2,326,984	$2,524,420

The valuation of our other investments is described in Note 10 - "Fair Value Measurements." Due to a lag in the valuations of certain funds reported by the managers, we may record changes in valuation with up to a three-month lag. We regularly review and discuss fund performance with the fund managers to corroborate the reasonableness of the reported net asset values and to assess whether any events have occurred within the lag period that would affect the valuation of the investments. Due to the adverse impact that the COVID-19 pandemic has had on capital markets, and the global economy in general, we recorded an estimate for unrealized losses for certain other investments that are typically reported on a lag basis. The following is a description of the nature of each of these investment categories:

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

•
Others comprise various investments including real estate debt funds that invest primarily in European commercial real estate equity, call options on equities and a fund that provides loans to educational institutions throughout the U.S. and its territories.

The decrease in our other investments carried at fair value between March 31, 2020 and December 31, 2019 was primarily attributable to unrealized losses of $258.1 million due to the recent disruption in global financial markets associated with the COVID-19 pandemic, partially offset by net additional subscriptions of $75.1 million to fixed income funds, private credit funds, CLO equities and CLO equity funds.
As of March 31, 2020, we had unfunded commitments of $773.6 million to private equity funds.
Certain of our other investments are subject to restrictions on redemptions and sales that are determined by the governing documents, which limits our ability to liquidate those investments. These restrictions may include lock-ups, redemption gates, restricted share classes or side pockets, restrictions on the frequency of redemption and notice

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods. A gate is the ability to deny or delay a redemption request, whereas a side-pocket is a designated account for which the investor loses its redemption rights. Certain other investments may not have any restrictions governing their sale, but there is no active market and no guarantee that we will be able to execute a sale in a timely manner. In addition, even if certain other investments are not eligible for redemption or sales are restricted, we may still receive income distributions from those other investments. The table below details the estimated date by which proceeds would be received if we had provided notice of our intent to redeem or initiated a sales process as of March 31, 2020:

	Less than 1 Year	1-2 years	2-3 years	More than 3 years	Not Eligible/ Restricted	Total	Redemption Frequency
Hedge funds	$325,882	$576,616	$—	$102,600	$50,350	$1,055,448	Monthly to Bi-annually
Fixed income funds	460,684	—	—	—	3,033	463,717	Daily to Quarterly
Equity funds	320,046	—	—	—	—	320,046	Daily to Quarterly
Private equity funds	—	—	—	—	309,219	309,219	N/A
CLO equities	83,740	—	—	—	—	83,740	N/A
CLO equity funds	47,938	—	19,000	—	—	66,938	Quarterly to Bi-annually
Private credit funds	—	—	—	—	20,473	20,473	N/A
Other	—	—	—	—	7,403	7,403	N/A
	$1,238,290	$576,616	$19,000	$102,600	$390,478	$2,326,984
Equity Method Investments
The following table summarizes our equity method investments:

	March 31, 2020			December 31, 2019
	Investment	Ownership %	Carrying Value	Investment	Ownership %	Carrying Value
Enhanzed Re	$154,050	47.4%	$197,206	$154,050	47.4%	$182,856
Citco	50,000	31.9%	51,504	50,000	31.9%	51,742
Monument	26,600	26.6%	57,737	26,600	26.6%	60,598
Clear Spring	11,210	20.0%	10,952	11,210	20.0%	10,645
Other	24,963	~30%	20,075	24,963	~30%	20,436
	$266,823		$337,474	$266,823		$326,277

Refer to Note 19 - "Related Party Transactions" for further information regarding our investments in Enhanzed Re, Citco, Monument and Clear Spring.
As of March 31, 2020, we had unfunded commitments of $110.5 million related to equity method investments.
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

	March 31, 2020	December 31, 2019
Fixed maturity investments, trading	$1,081,629	$1,173,345
Cash and cash equivalents	51,209	10,296
Other assets	2,083	3,911
	$1,134,921	$1,187,552

The following table summarizes the fixed maturity investment components of funds held - directly managed:

	March 31, 2020			December 31, 2019
	Funds held - Directly Managed - Fair Value Option	Funds held - Directly Managed - Variable Return	Total	Funds held - Directly Managed - Fair Value Option	Funds held - Directly Managed - Variable Return	Total
Fixed maturity investments, at amortized cost	$164,425	$895,214	$1,059,639	$185,859	$940,194	$1,126,053
Net unrealized gains (losses):
Change in fair value - fair value option accounting	2,754		2,754	5,438	—	5,438
Change in fair value - embedded derivative accounting		19,236	19,236	—	41,854	41,854
Fixed maturity investments within funds held - directly managed, at fair value	$167,179	$914,450	$1,081,629	$191,297	$982,048	$1,173,345

Refer to the sections above for details of the fixed maturity investments within our funds held - directly managed portfolios.
Funds Held by Reinsured Companies
Funds held by reinsured companies, where we received a fixed crediting rate, are carried at cost on our consolidated balance sheets. As of March 31, 2020 and December 31, 2019, we had funds held by reinsured companies of $827.4 million and $408.7 million, respectively. The increase related to $465.0 million of consideration for the Lyft transaction which was subsequently received in April 2020.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Investment Income
Major categories of net investment income are summarized as follows:

	Three Months Ended March 31,
	2020	2019
Fixed maturity investments	$57,195	$58,070
Short-term investments and cash and cash equivalents	2,794	3,860
Funds held	271	5,798
Funds held - directly managed	8,816	9,750
Investment income from fixed maturities and cash and cash equivalents	69,076	77,478
Equity investments	5,963	3,380
Other investments	7,505	2,114
Investment income from equities and other investments	13,468	5,494
Gross investment income	82,544	82,972
Investment expenses	(4,704)	(4,276)
Net investment income	$77,840	$78,696

Net Realized and Unrealized Gains (Losses)
Components of net realized and unrealized gains (losses) were as follows:

	Three Months Ended
	March 31,
	2020	2019
Net realized gains (losses) on sale:
Gross realized gains on fixed maturity securities, AFS	$1,814	$4
Gross realized losses on fixed maturity securities, AFS	(2,026)	(65)
Credit loss on fixed maturity securities, AFS	(13,212)	—
Net realized gains (losses) on fixed maturity securities, trading	15,837	(611)
Net realized gains (losses) on funds held - directly managed	512	(1,606)
Net realized gains (losses) on equity investments	(1,007)	2,548
Total net realized gains on sale	$1,918	$270
Net unrealized gains (losses):
Fixed maturity securities, trading	$(261,008)	$209,467
Fixed maturity securities in funds held - directly managed portfolios	(25,302)	38,962
Equity investments	(91,952)	7,383
Other Investments	(258,132)	204,709
Total net unrealized gains (losses)	(636,394)	460,521
Net realized and unrealized gains (losses)	$(634,476)	$460,791

The gross realized gains and losses on AFS investments included in the table above resulted from sales of $388.8 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively.
Restricted Assets
We utilize trust accounts to collateralize business with our insurance and reinsurance counterparties. We are also required to maintain investments and cash and cash equivalents on deposit with regulatory authorities and Lloyd's to support our insurance and reinsurance operations. The investments and cash and cash equivalents on deposit are available to settle insurance and reinsurance liabilities. Collateral generally takes the form of assets held in trust, letters of credit or funds held. The assets used as collateral are primarily highly rated fixed maturity securities. The carrying value of our restricted assets, including restricted cash of $345.1 million and $352.7 million, as of March 31, 2020 and December 31, 2019, respectively, was as follows:

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2020	December 31, 2019
Collateral in trust for third party agreements	$3,664,247	$4,104,093
Assets on deposit with regulatory authorities	226,477	445,626
Collateral for secured letter of credit facilities	124,505	133,238
Funds at Lloyd's (1)	717,970	639,316
	$4,733,199	$5,322,273

(1) Our businesses include three Lloyd's syndicates. Lloyd's determines the required capital principally through the annual business plan of each syndicate. This capital is referred to as "Funds at Lloyd's" and will be drawn upon in the event that a syndicate has a loss that cannot be funded from other sources. We also utilize unsecured letters of credit for Funds at Lloyd's, as described in Note 13 - "Debt Obligations and Credit Facilities."

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. DERIVATIVES AND HEDGING INSTRUMENTS
Foreign Currency Hedging of Net Investments in Foreign Operations
We use foreign currency forward exchange rate contracts in qualifying hedging relationships to hedge the foreign currency exchange rate risk associated with certain of our net investments in foreign operations. As of March 31, 2020 and December 31, 2019, we had forward currency contracts in place which we had designated as hedges of our net investments in foreign operations.
The following table presents the gross notional amounts and estimated fair values recorded within other assets and other liabilities related to our qualifying foreign currency forward exchange rate contracts:

	March 31, 2020			December 31, 2019
		Fair Value			Fair Value
	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
Foreign currency forward - AUD	$56,149	$4,269	$—	$64,620	$52	$2,033
Foreign currency forward - EUR	103,127	194	943	112,284	246	1,635
Foreign currency forward - GBP	297,582	13,192	—	318,387	344	7,784
Total qualifying hedges	$456,858	$17,655	$943	$495,291	$642	$11,452
The following table presents the amounts of the net gains and losses deferred in the cumulative translation adjustment ("CTA") account, which is a component of accumulated other comprehensive income (loss) ("AOCI"), in shareholders' equity, relating to our foreign currency forward exchange rate contracts:

	Amount of Gains (Losses) Deferred in AOCI
	Three Months Ended March 31,
	2020	2019
Foreign currency forward - AUD	$8,471	$(327)
Foreign currency forward - EUR	2,635	1,855
Foreign currency forward - GBP	20,812	—
Net gains on qualifying derivative hedges	$31,918	$1,528

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
Foreign Currency Forward Contracts
The following table presents the gross notional amounts and estimated fair values recorded within other assets and other liabilities related to our non-qualifying foreign currency forward hedging relationships:

	March 31, 2020			December 31, 2019
		Fair Value			Fair Value
	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
Foreign currency forward - AUD	$32,103	$3,088	$608	$913	$839	$892
Foreign currency forward - CAD	50,754	3,419	1	66,266	10	1,482
Foreign currency forward - EUR	52,660	173	1,672	74,444	507	1,440
Foreign currency forward - GBP	24,427	972	713	11,940	13	292
Total non-qualifying hedges	$159,944	$7,652	$2,994	$153,563	$1,369	$4,106

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the amounts of the net gains (losses) included in earnings related to our non-qualifying foreign currency forward contracts:

	Gains (Losses) on non-qualifying-hedges included in net earnings
	Three Months Ended March 31,
	2020	2019
Foreign currency forward - AUD	$2,533	$(765)
Foreign currency forward - CAD	4,996	1
Foreign currency forward - EUR	1,176	1,205
Foreign currency forward - GBP	576	(4,059)
Net gains (losses) on non-qualifying hedges	$9,281	$(3,618)

Investments in Call Options on Equities
During the three months ended March 31, 2020 and 2019, we recorded unrealized losses of less than $0.1 million and $0.2 million, respectively, in net earnings on the call options on equities that we purchased in 2018 at a cost of $10.0 million. These call options on equities, which had a fair value of less than $0.1 million as of December 31, 2019, expired without being exercised during the three months ended March 31, 2020.
Other Derivatives
In October 2019, we entered into a forward interest rate swap, with a notional amount of AUD$120.0 million, to partially mitigate the risk associated with declining interest rates until the completion of the Munich Re transaction, as discussed in Note 3 - "Significant New Business", which is expected to close in the third quarter of 2020. The carrying value of the forward interest rate swap, recorded in other assets, was $0.5 million as of March 31, 2020 compared to $0.3 million recorded in other liabilities as of December 31, 2019. We recorded unrealized gains in net earnings of $0.8 million on the instrument for the three months ended March 31, 2020. This forward interest rate swap was subsequently terminated on April 7, 2020, for an inception-to-date gain of $0.5 million.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. REINSURANCE BALANCES RECOVERABLE ON PAID AND UNPAID LOSSES
The following tables provide the total reinsurance balances recoverable on paid and unpaid losses:

	March 31, 2020
	Non-life Run-off	Atrium	StarStone	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$957,961	$8,140	$321,921	$1,288,022
IBNR	602,508	24,781	263,222	890,511
Fair value adjustments - acquired companies	(13,353)	514	(1,678)	(14,517)
Fair value adjustments - fair value option	(93,935)	—	—	(93,935)
ULAE	7,827	—	—	7,827
Total reinsurance reserves recoverable	1,461,008	33,435	583,465	2,077,908
Paid losses recoverable	137,210	1,181	103,478	241,869
Total	$1,598,218	$34,616	$686,943	$2,319,777

Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable on paid and unpaid losses	$944,822	$34,616	$686,943	$1,666,381
Reinsurance balances recoverable on paid and unpaid losses - fair value option	653,396	—	—	653,396
Total	$1,598,218	$34,616	$686,943	$2,319,777

	December 31, 2019
	Non-life Run-off	Atrium	StarStone	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$972,293	$9,011	$328,009	$1,309,313
IBNR	673,059	19,286	211,404	903,749
Fair value adjustments - acquired companies	(13,652)	519	(2,122)	(15,255)
Fair value adjustments - fair value option	(88,086)	—	—	(88,086)
Total reinsurance reserves recoverable	1,543,614	28,816	537,291	2,109,721
Paid losses recoverable	181,375	1,541	87,253	270,169
Total	$1,724,989	$30,357	$624,544	$2,379,890

Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable on paid and unpaid losses	$1,029,471	$30,357	$624,544	$1,684,372
Reinsurance balances recoverable on paid and unpaid losses - fair value option	695,518	—	—	695,518
Total	$1,724,989	$30,357	$624,544	$2,379,890

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
The fair value adjustments, determined on acquisition of insurance and reinsurance subsidiaries, are based on the estimated timing of loss and LAE recoveries and an assumed interest rate equivalent to a risk free rate for securities with similar duration to the acquired reinsurance balances recoverable on paid and unpaid losses plus a spread for credit risk, and are amortized over the estimated recovery period, as adjusted for accelerations in timing of payments as a result of commutation settlements. The determination of the fair value adjustments on the retroactive reinsurance contracts for which we have elected the fair value option is described in Note 10 - "Fair Value Measurements."

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2020 and December 31, 2019, we had reinsurance balances recoverable on paid and unpaid losses of $2.3 billion and $2.4 billion, respectively. The decrease of $60.1 million in reinsurance balances recoverable on paid and unpaid losses was primarily due to cash collections in the first three months of 2020, offset by reserve increases on StarStone, which includes estimated recoverables on losses related to the COVID-19 pandemic.
Top Ten Reinsurers

	March 31, 2020
	Non-life Run-off	Atrium	StarStone	Total	% of Total
Top 10 reinsurers	$1,075,150	$25,328	$430,788	$1,531,266	66.0%
Other reinsurers > $1 million	510,504	8,742	253,127	772,373	33.3%
Other reinsurers < $1 million	12,564	546	3,028	16,138	0.7%
Total	$1,598,218	$34,616	$686,943	$2,319,777	100.0%

	December 31, 2019
	Non-life Run-off	Atrium	StarStone	Total	% of Total
Top 10 reinsurers	$1,154,110	$22,051	$388,171	$1,564,332	65.7%
Other reinsurers > $1 million	551,636	7,761	233,871	793,268	33.4%
Other reinsurers < $1 million	19,243	545	2,502	22,290	0.9%
Total	$1,724,989	$30,357	$624,544	$2,379,890	100.0%

	March 31, 2020	December 31, 2019
Information regarding top ten reinsurers:
Number of top 10 reinsurers rated A- or better	8	8
Number of top 10 non-rated reinsurers (1)	2	2

Reinsurers rated A- or better in top 10	$1,260,977	$1,292,207
Collaterized non-rated reinsurers in top 10 (1)	270,289	272,125
Total top 10 reinsurance recoverables	$1,531,266	$1,564,332

Single reinsurers that represent 10% or more of total reinsurance balance recoverables as of March 31, 2020:

Hannover Ruck SE (2)	$264,424	$261,295
Lloyd's Syndicates (3)	$412,790	$411,030
(1) For the two non-rated reinsurers as of March 31, 2020 and two non-rated reinsurers as of December 31, 2019, we hold security in the form of pledged assets in trust or letters of credit issued to us in the full amount of the recoverable.
(2) Hannover Ruck SE is rated AA- by Standard & Poor’s and A+ by A.M. Best.
(3) Lloyd's Syndicates are rated A+ by Standard & Poor's and A by A.M. Best.
 Allowance for Estimated Uncollectible Reinsurance Balances Recoverable on Paid and Unpaid Losses
We evaluate and monitor the credit risk related to our reinsurers, and an allowance for estimated uncollectible reinsurance balances recoverable on paid and unpaid losses ("allowance for estimated uncollectible reinsurance") is established for amounts considered potentially uncollectible.
With respect to our process for determining the allowances for estimated uncollectible reinsurance, we adopted ASU 2016-13 and the related amendments on January 1, 2020 and recorded a cumulative effect adjustment of $0.2 million to increase the opening retained earnings on the initial adoption of the guidance. Our allowance for estimated uncollectible reinsurance is derived based on various data sources, multiple key inputs and forecast scenarios. These include the duration of the collection period, credit quality, changes in reinsurer credit standing, default rates specific

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the individual reinsurer, the geographical location of the reinsurer, contractual disputes with reinsurers over individual contentious claims, contract language or coverage issues, industry analyst reports and consensus economic forecasts.
To determine the allowance for estimated uncollectible reinsurance, we use the PD and LGD methodology whereby each reinsurer is allocated an appropriate PD percentage based on the expected payout duration by portfolio. This PD percentage is then multiplied by an appropriate LGD percentage to arrive at an overall credit allowance percentage which is then applied to the reinsurance balance recoverable for each reinsurer, net of any specific bad debt provisions, collateral or other contract related offsets, to arrive at the overall allowance for estimated uncollectible reinsurance by reinsurer.
The following tables show our gross and net balances recoverable from our reinsurers as well as the related allowance for estimated uncollectible reinsurance broken down by the credit ratings of our reinsurers. The majority of the allowance for estimated uncollectible reinsurance relates to the Non-life Run-off segment.

	March 31, 2020
	Gross	Allowance for estimated uncollectible reinsurance	Net	Provisions as a % of Gross
Reinsurers rated A- or above	$1,853,658	$42,759	$1,810,899	2.3%
Reinsurers rated below A-, secured	478,752	—	478,752	—%
Reinsurers rated below A-, unsecured	130,694	100,568	30,126	76.9%
Total	$2,463,104	$143,327	$2,319,777	5.8%

	December 31, 2019
	Gross	Allowance for estimated uncollectible reinsurance	Net	Provisions as a % of Gross
Reinsurers rated A- or above	$1,904,268	$43,427	$1,860,841	2.3%
Reinsurers rated below A-, secured	487,608	—	487,608	—%
Reinsurers rated below A-, unsecured	135,653	104,212	31,441	76.8%
Total	$2,527,529	$147,639	$2,379,890	5.8%

The table below provides a reconciliation of the beginning and ending allowance for estimated uncollectible reinsurance balances for the three months ended March 31, 2020:

Three Months Ended
March 31, 2020
Allowance for estimated uncollectible reinsurance, beginning of period	$147,639
Cumulative effect of change in accounting principle	(195)
Current period change in the allowance	(4,117)
Allowance for estimated uncollectible reinsurance, end of period	$143,327

During the three months ended March 31, 2020, we did not have any write-offs charged against the allowance for estimated uncollectible reinsurance or any recoveries of amounts previously written off.
The change in the allowance for estimated uncollectible reinsurance during the three months ended March 31, 2020 was purely attributable to the weakening of the Australian dollar and the British pound sterling against the U.S. dollar, which is our functional currency. While the allowances in original currency did not change, the weakening of those currencies against the U.S. dollar resulted in an overall reduction in the allowance during the three months ended March 31, 2020.

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
Deferred charge assets are included in other assets on our consolidated balance sheets. The following table presents a reconciliation of the deferred charge assets:

	Three Months Ended March 31,
	2020	2019
Beginning carrying value	$272,462	$86,585
Recorded during the period	—	20,632
Amortization	(14,630)	(7,063)
Ending carrying value	$257,832	$100,154

Deferred charge assets are amortized over the estimated claim payment period of the related contract with the periodic amortization reflected in earnings as a component of losses and LAE. Deferred charge assets amortization is adjusted at each reporting period to reflect new estimates of the amount and timing of remaining loss payments. Changes in the estimated amount and the timing of payments of unpaid losses may have an effect on the unamortized deferred charge assets and the amount of periodic amortization. Deferred charge assets are assessed at each reporting period for impairment. If the asset is determined to be impaired, it is written down in the period in which the determination is made. For the three months ended March 31, 2020, we completed our assessment for impairment of deferred charge assets and concluded that there had been no impairment of our carried deferred charge assets amount.

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
Our loss reserves cover multiple lines of business, which include asbestos, environmental, general casualty, workers' compensation/personal accident, marine, aviation and transit, construction defect, professional indemnity/directors and officers, motor, property and other non-life lines of business. Refer to Note 10 - "Losses and Loss Adjustment Expenses" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019 for more information on establishing the liability for losses and LAE.
The following tables summarize the liability for losses and LAE by segment and for our other activities:

	March 31, 2020
	Non-life Run-off	Atrium	StarStone	Other	Total
Outstanding losses	$4,392,560	$86,712	$831,996	$9,764	$5,321,032
IBNR	3,937,751	150,666	1,086,293	12,749	5,187,459
Fair value adjustments - acquired companies	(161,040)	3,833	(413)	—	(157,620)
Fair value adjustments - fair value option	(274,642)	—	—	—	(274,642)
ULAE	322,221	2,399	29,138	—	353,758
Total	$8,216,850	$243,610	$1,947,014	$22,513	$10,429,987

Reconciliation to Consolidated Balance Sheet:
Loss and loss adjustment expenses	$5,871,307	$243,610	$1,947,014	$22,513	$8,084,444
Loss and loss adjustment expenses, at fair value	2,345,543	—	—	—	2,345,543
Total	$8,216,850	$243,610	$1,947,014	$22,513	$10,429,987

	December 31, 2019
	Non-life Run-off	Atrium	StarStone	Other	Total
Outstanding losses	$4,407,082	$89,141	$888,794	$9,512	$5,394,529
IBNR	3,945,407	136,543	962,353	13,565	5,057,868
Fair value adjustments - acquired companies	(170,689)	3,700	(522)	—	(167,511)
Fair value adjustments - fair value option	(217,933)	—	—	—	(217,933)
ULAE	331,494	2,288	28,503	—	362,285
Total	$8,295,361	$231,672	$1,879,128	$23,077	$10,429,238

Reconciliation to Consolidated Balance Sheet:
Loss and loss adjustment expenses	$5,674,239	$231,672	$1,879,128	$23,077	$7,808,116
Loss and loss adjustment expenses, at fair value	2,621,122	—	—	—	2,621,122
Total	$8,295,361	$231,672	$1,879,128	$23,077	$10,429,238

The overall increase in the liability for losses and LAE between December 31, 2019 and March 31, 2020 was primarily attributable to the Lyft reinsurance transaction, as described in Note 3 - "Significant New Business" and net incurred losses and LAE in the period, partially offset by losses paid and foreign exchange gains in the period.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides a consolidated reconciliation of the beginning and ending liability for losses and LAE:

	Three Months Ended
	March 31,
	2020	2019
Balance as of beginning of period	$10,429,238	$9,409,504
Less: reinsurance reserves recoverable	2,109,721	1,867,841
Less: deferred charge assets on retroactive reinsurance	272,462	86,585
Less: cumulative effect of change in accounting principle on the determination of the allowance for estimated uncollectible reinsurance balances (1)	195	—
Net balance as of beginning of period	8,046,860	7,455,078
Net incurred losses and LAE:
Current period	181,203	217,266
Prior periods	(73,309)	95,138
Total net incurred losses and LAE	107,894	312,404
Net paid losses:
Current period	(6,582)	(28,029)
Prior periods	(378,992)	(461,605)
Total net paid losses	(385,574)	(489,634)
Effect of exchange rate movement	(146,083)	19,679
Assumed business	471,150	620,418
Net balance as of March 31	8,094,247	7,917,945
Plus: reinsurance reserves recoverable (2)	2,077,908	2,077,923
Plus: deferred charge assets on retroactive reinsurance	257,832	100,154
Balance as of March 31	$10,429,987	$10,096,022
(1) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 1 - "Significant Accounting Policies" for further details.
(2) Net of allowance for estimated uncollectible reinsurance.
The tables below provide the components of net incurred losses and LAE by segment and for our other activities:

	Three Months Ended March 31, 2020
	Non-life Run-off	Atrium	StarStone	Other	Total
Net losses paid	$258,966	$17,008	$106,554	$3,046	$385,574
Net change in case and LAE reserves	(174,580)	139	(43,192)	252	(217,381)
Net change in IBNR reserves	(104,397)	11,131	75,262	(816)	(18,820)
Increase (reduction) in estimates of net ultimate losses	(20,011)	28,278	138,624	2,482	149,373
Increase (reduction) in provisions for unallocated LAE	(7,479)	—	741	—	(6,738)
Amortization of deferred charge assets	14,630	—	—	—	14,630
Amortization of fair value adjustments	9,063	138	(335)	—	8,866
Changes in fair value - fair value option	(58,237)	—	—	—	(58,237)
Net incurred losses and LAE	$(62,034)	$28,416	$139,030	$2,482	$107,894

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2019
	Non-life Run-off	Atrium	StarStone	Other	Total
Net losses paid	$349,069	$22,313	$115,417	$2,835	$489,634
Net change in case and LAE reserves	(77,701)	(413)	2,056	595	(75,463)
Net change in IBNR reserves	(232,895)	(5,817)	76,424	1,526	(160,762)
Increase in estimates of net ultimate losses	38,473	16,083	193,897	4,956	253,409
Increase (reduction) in provisions for unallocated LAE	(15,175)	—	1,348	—	(13,827)
Amortization of deferred charge assets	7,064	—	—	—	7,064
Amortization of fair value adjustments	8,779	1,131	(193)	—	9,717
Changes in fair value - fair value option	56,041	—	—	—	56,041
Net incurred losses and LAE	$95,182	$17,214	$195,052	$4,956	$312,404

Non-life Run-off Segment
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the Non-life Run-off segment:

	Three Months Ended
	March 31,
	2020	2019
Balance as of beginning of period	$8,295,361	$7,540,662
Less: reinsurance reserves recoverable	1,543,614	1,366,123
Less: deferred charge assets on retroactive insurance	272,462	86,585
Plus: cumulative effect of change in accounting principal on allowance for estimated uncollectible reinsurance (1)	703	—
Net balance as of beginning of period	6,479,988	6,087,954
Net incurred losses and LAE:
Current period	7,849	49,071
Prior periods	(69,883)	46,111
Total net incurred losses and LAE	(62,034)	95,182
Net paid losses:
Current period	(1,240)	(18,014)
Prior periods	(257,726)	(331,055)
Total net paid losses	(258,966)	(349,069)
Effect of exchange rate movement	(132,128)	20,689
Assumed business	471,150	620,418
Net balance as of March 31	6,498,010	6,475,174
Plus: reinsurance reserves recoverable (2)	1,461,008	1,579,646
Plus: deferred charge assets on retroactive reinsurance	257,832	100,154
Balance as of March 31	$8,216,850	$8,154,974
(1) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 1 - "Significant Accounting Policies" for further details.
(2) Net of allowance for estimated uncollectible reinsurance.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net incurred losses and LAE in the Non-life Run-off segment were as follows:

	Three Months Ended March 31,
	2020			2019
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$257,726	$1,240	$258,966	$331,055	$18,014	$349,069
Net change in case and LAE reserves	(176,252)	1,672	(174,580)	(97,573)	19,872	(77,701)
Net change in IBNR reserves	(109,334)	4,937	(104,397)	(243,815)	10,920	(232,895)
Increase (reduction) in estimates of net ultimate losses	(27,860)	7,849	(20,011)	(10,333)	48,806	38,473
Increase (reduction) in provisions for unallocated LAE	(7,479)	—	(7,479)	(15,440)	265	(15,175)
Amortization of deferred charge assets	14,630	—	14,630	7,064	—	7,064
Amortization of fair value adjustments	9,063	—	9,063	8,779	—	8,779
Changes in fair value - fair value option	(58,237)	—	(58,237)	56,041	—	56,041
Net incurred losses and LAE	$(69,883)	$7,849	$(62,034)	$46,111	$49,071	$95,182

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
Three Months Ended March 31, 2020
The reduction in net incurred losses and LAE for the three months ended March 31, 2020 of $62.0 million included net incurred losses and LAE of $7.8 million related to current period net earned premium, primarily in respect of the run-off business acquired with the AmTrust RITC transactions. Excluding current period net incurred losses and LAE of $7.8 million, the reduction in net incurred losses and LAE liabilities relating to prior periods was $69.9 million, which was attributable to a reduction in estimates of net ultimate losses of $27.9 million, a reduction in the fair value of liabilities of $58.2 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option and a reduction in provisions for unallocated LAE of $7.5 million relating to 2020 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired of $9.1 million and amortization of the deferred charge assets of $14.6 million. The reduction in estimates of net ultimate losses relating to prior periods of $27.9 million for the three months ended March 31, 2020 included a net reduction in case and IBNR reserves of $285.6 million, partially offset by net losses paid of $257.7 million.
Three Months Ended March 31, 2019
Net incurred losses and LAE for the three months ended March 31, 2019 of $95.2 million included net incurred losses and LAE of $49.1 million related to current period net earned premium, primarily due to the run-off business acquired in connection with the AmTrust RITC transactions and the acquisition of Maiden Reinsurance North America, Inc. ("Maiden Re North America"). Excluding current period net incurred losses and LAE of $49.1 million, the increase in net incurred losses and LAE liabilities relating to prior periods was $46.1 million, which was attributable to an increase in the fair value of liabilities of $56.0 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, amortization of fair value adjustments over the estimated payout period relating to companies acquired of $8.8 million and the amortization of the deferred charge assets of $7.1 million, partially offset by a reduction in estimates of net ultimate losses of $10.3 million and a reduction in provisions for unallocated LAE of $15.4 million relating to 2019 run-off activity. The reduction in estimates of net ultimate losses of $10.3 million for the three months ended March 31, 2019 included a net reduction in case and IBNR reserves of $341.4 million, partially offset by net losses paid of $331.1 million.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Atrium
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the Atrium segment:

	Three Months Ended
	March 31,
	2020	2019
Balance as of beginning of period	$231,672	$241,284
Less: reinsurance reserves recoverable	28,816	38,768
Less: cumulative effect of change in accounting principal on allowance for estimated uncollectible reinsurance (1)	851	—
Net balance as of beginning of period	202,005	202,516
Net incurred losses and LAE:
Current period	27,904	18,237
Prior periods	512	(1,023)
Total net incurred losses and LAE	28,416	17,214
Net paid losses:
Current period	(4,285)	(7,893)
Prior periods	(12,723)	(14,420)
Total net paid losses	(17,008)	(22,313)
Effect of exchange rate movement	(3,238)	281
Net balance as of March 31	210,175	197,698
Plus: reinsurance reserves recoverable (2)	33,435	31,682
Balance as of March 31	$243,610	$229,380
(1) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 1 - "Significant Accounting Policies" for further details.
(2) Net of allowance for estimated uncollectible reinsurance.

Net incurred losses and LAE in the Atrium segment were as follows:

	Three Months Ended March 31,
	2020			2019
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$12,723	$4,285	$17,008	$14,420	$7,893	$22,313
Net change in case and LAE reserves	(3,034)	3,173	139	(6,342)	5,929	(413)
Net change in IBNR reserves	(9,315)	20,446	11,131	(10,232)	4,415	(5,817)
Increase (reduction) in estimates of net ultimate losses	374	27,904	28,278	(2,154)	18,237	16,083
Amortization of fair value adjustments	138	—	138	1,131	—	1,131
Net incurred losses and LAE	$512	$27,904	$28,416	$(1,023)	$18,237	$17,214

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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended March 31, 2020 and 2019
Net incurred losses and LAE for the three months ended March 31, 2020 and 2019 were $28.4 million and $17.2 million, respectively. Net unfavorable prior period loss development was $0.5 million for the three months ended March 31, 2020 compared to net favorable prior period development of $1.0 million for the three months ended March 31, 2019. The current period net unfavorable prior period loss development was driven by reserve strengthening for the construction loss. Excluding prior period loss development, net incurred losses and LAE for the three months ended March 31, 2020 were $27.9 million and included $8.6 million of losses related to the COVID-19 pandemic. Excluding prior period loss development, net incurred losses and LAE for the three months ended March 31, 2019 were $18.2 million.
StarStone
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for our StarStone segment:

	Three Months Ended
	March 31,
	2020	2019
Balance as of beginning of period	$1,879,128	$1,608,697
Less: reinsurance reserves recoverable	537,291	462,950
Less: cumulative effect of change in accounting principal on allowance for estimated uncollectible reinsurance (1)	47	—
Net balance as of beginning of period	1,341,790	1,145,747
Net incurred losses and LAE:
Current period	142,105	144,950
Prior periods	(3,075)	50,102
Total net incurred losses and LAE	139,030	195,052
Net paid losses:
Current period	(1,027)	(1,792)
Prior periods	(105,527)	(113,625)
Total net paid losses	(106,554)	(115,417)
Effect of exchange rate movement	(10,717)	(1,291)
Net balance as of March 31	1,363,549	1,224,091
Plus: reinsurance reserves recoverable (2)	583,465	466,595
Balance as of March 31	$1,947,014	$1,690,686
(1) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 1 - "Significant Accounting Policies" for further details.
(2) Net of allowance for estimated uncollectible reinsurance.
Net incurred losses and LAE in the StarStone segment were as follows:

	Three Months Ended March 31,
	2020			2019
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$105,527	$1,027	$106,554	$113,625	$1,792	$115,417
Net change in case and LAE reserves	(48,693)	5,501	(43,192)	(8,824)	10,880	2,056
Net change in IBNR reserves	(57,969)	133,231	75,262	(52,834)	129,258	76,424
Increase (reduction) in estimates of net ultimate losses	(1,135)	139,759	138,624	51,967	141,930	193,897
Increase (reduction) in provisions for unallocated LAE	(1,605)	2,346	741	(1,672)	3,020	1,348
Amortization of fair value adjustments	(335)	—	(335)	(193)	—	(193)
Net incurred losses and LAE	$(3,075)	$142,105	$139,030	$50,102	$144,950	$195,052

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
Three Months Ended March 31, 2020 and 2019
Net incurred losses and LAE for the three months ended March 31, 2020 and 2019 were $139.0 million and $195.1 million, respectively. Net favorable prior period loss development was $3.1 million for the three months ended March 31, 2020 compared to net unfavorable prior period loss development of $50.1 million for the three months ended March 31, 2019. Net favorable prior period loss development for the three months ended March 31, 2020 was primarily driven by favorable run-off across several lines of business. Net adverse prior period loss development for the three months ended March 31, 2019 was primarily related to development on lines of business which we have either exited or which are subject to remediation as part of our underwriting repositioning. Excluding prior period net loss development, net incurred losses and LAE for the three months ended March 31, 2020 were $142.1 million and included $32.1 million of losses related to the COVID-19 pandemic. Excluding prior period net loss development, net incurred losses and LAE for the three months ended March 31, 2019 were $145.0 million.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. DEFENDANT ASBESTOS AND ENVIRONMENTAL LIABILITIES
We acquired DCo LLC ("DCo") on December 30, 2016, and Morse TEC on October 30, 2019, as described in Note 3 - "Acquisitions" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019. DCo and Morse TEC hold liabilities associated with personal injury asbestos claims and environmental claims arising from their legacy manufacturing operations. These companies continue to process asbestos personal injury claims in the normal course of business. Defendant asbestos liabilities on our consolidated balance sheets include amounts for loss payments and defense costs for pending and future asbestos-related claims, determined using standard actuarial techniques for asbestos exposures. Defendant environmental liabilities include estimated clean-up costs associated with the acquired companies' former operations based on engineering reports.
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
Included within insurance balances recoverable and defendant asbestos and environmental liabilities are the fair value adjustments that were initially recognized upon acquisition. These fair value adjustments are amortized in proportion to the actual payout of claims and recoveries. The carrying value of the asbestos and environmental liabilities, insurance recoveries, future estimated expenses and the fair value adjustments related to DCo and Morse TEC as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Defendant asbestos and environmental liabilities:
Defendant asbestos liabilities	$1,068,620	$1,100,593
Defendant environmental liabilities	10,146	10,279
Estimated future expenses	49,607	51,637
Fair value adjustments	(305,657)	(314,824)
Defendant asbestos and environmental liabilities	822,716	847,685

Insurance balances recoverable:
Insurance recoveries related to defendant asbestos and environmental liabilities	532,653	549,593
Fair value adjustments	(97,040)	(100,738)
Insurance balances recoverable	435,613	448,855

Net liabilities relating to defendant asbestos and environmental exposures	$387,103	$398,830

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides a consolidated reconciliation of the beginning and ending liability for defendant asbestos and environmental exposures for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Balance as of beginning of period	$847,685	$203,320
Less: Insurance balances recoverable	448,855	135,808
Plus: Cumulative effect of change in accounting principle on the determination of the allowance for estimated uncollectible insurance balances (1)	3,167	—
Net balance as of beginning of period	401,997	67,512
Total net paid claims	6,581	2,751
Amounts recorded in other (income) expense:
Change in estimate of ultimate net liabilities	(24,915)	(1,159)
Increase (reduction) in estimated future expenses	(2,028)	(2,125)
Amortization of fair value adjustments	5,468	101
Total other expense (income)	(21,475)	(3,183)
Net balance as at March 31	387,103	67,080
Plus: Insurance balances recoverable (2)	435,613	130,432
Balance as at March 31	$822,716	$197,512
(1) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 1 - "Significant Accounting Policies" for further details.
(2) Net of allowance for estimated uncollectible insurance balances.
For further details on the methodologies used for determining liabilities, refer to Note 11 - "Defendant Asbestos and Environmental Liabilities" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019.
Allowance for Estimated Uncollectible Insurance Balances Recoverable on Defendant Asbestos Liabilities
We evaluate and monitor the credit risk related to our insurers and an allowance for estimated uncollectible insurance balances recoverable on our defendant asbestos liabilities ("allowance for estimated uncollectible insurance") is established for amounts considered potentially uncollectible.
With respect to our process for determining the allowances for estimated uncollectible insurance, we adopted ASU 2016-13 and the related amendments on January 1, 2020 and recorded a cumulative effect adjustment of $3.2 million to reduce the opening retained earnings on the initial adoption of the guidance. Our allowance for estimated uncollectible insurance is derived based on various data sources, multiple key inputs and forecast scenarios. These include the duration of the collection period, credit quality, changes in insurer credit standing, default rates specific to the individual insurer, the geographical location of the insurer, contractual disputes with insurers over individual contentious claims, contract language or coverage issues, industry analyst reports and consensus economic forecasts.
To determine the allowance for estimated uncollectible insurance, we similarly use the PD and LGD methodology as described in Note 6 - "Reinsurance Balances Recoverable on Paid and Unpaid Losses" above.
The table below provides a reconciliation of the beginning and ending allowance for estimated uncollectible insurance balances related to our defendant asbestos liabilities, for the three months ended March 31, 2020:

Three Months Ended
March 31, 2020
Allowance for estimated uncollectible insurance balances, beginning of period	$3,818
Cumulative effect of change in accounting principle	3,167
Allowance for estimated uncollectible insurance balances, end of period	$6,985

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three months ended March 31, 2020, we did not recognize any changes to our allowance for estimated uncollectible insurance neither did we have any write-offs charged against the allowance nor any recoveries of amounts previously written off.

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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
Investments:
Short-term and fixed maturity investments:
U.S. government and agency	$—	$519,933	$—	$—	$519,933
U.K. government	—	100,005	—	—	100,005
Other government	—	604,014	—	—	604,014
Corporate	—	5,538,691	—	—	5,538,691
Municipal	—	164,830	—	—	164,830
Residential mortgage-backed	—	467,918	—	—	467,918
Commercial mortgage-backed	—	873,504	—	—	873,504
Asset-backed	—	754,875	—	—	754,875
	$—	$9,023,770	$—	$—	$9,023,770

Other assets included within funds held - directly managed	—	53,292	—	—	53,292

Equities:
Publicly traded equity investments	$210,419	$30,513	$—	$—	$240,932
Exchange-traded funds	130,906	—	—	—	130,906
Privately held equity investments	—	—	270,012	—	270,012
	$341,325	$30,513	$270,012	$—	$641,850

Other investments:
Hedge funds	$—	$—	$—	$1,055,448	$1,055,448
Fixed income funds	—	325,066	—	138,651	463,717
Equity funds	—	76,591	—	243,455	320,046
Private equity funds	—	—	—	309,219	309,219
CLO equities	—	83,740	—	—	83,740
CLO equity funds	—	—	—	66,938	66,938
Private credit funds	—	—	—	20,473	20,473
Other	—	—	514	6,889	7,403
	$—	$485,397	$514	$1,841,073	$2,326,984
Total Investments	$341,325	$9,592,972	$270,526	$1,841,073	$12,045,896

Cash and cash equivalents	$204,294	$122,243	$—	$—	$326,537

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$653,396	$—	$653,396

Other Assets:
Derivatives qualifying as hedges	$—	$17,655	$—	$—	$17,655
Derivatives not qualifying as hedges	—	7,652	—	—	7,652
Derivative instruments	$—	$25,307	$—	$—	$25,307

Losses and LAE:	$—	$—	$2,345,543	$—	$2,345,543

Other Liabilities:
Derivatives qualifying as hedges	$—	$943	$—	$—	$943
Derivatives not qualifying as hedges	—	2,994	—	—	2,994
Derivative instruments	$—	$3,937	$—	$—	$3,937

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
Investments:
Short-term and fixed maturity investments:
U.S. government and agency	$—	$736,043	$—	$—	$736,043
U.K government	—	161,772	—	—	161,772
Other government	—	702,857	—	—	702,857
Corporate	—	5,697,067	—	—	5,697,067
Municipal	—	167,882	—	—	167,882
Residential mortgage-backed	—	471,836	—	—	471,836
Commercial mortgage-backed	—	900,029	—	—	900,029
Asset-backed	—	775,402	—	—	775,402
	$—	$9,612,888	$—	$—	$9,612,888

Other assets included within funds held - directly managed	$—	$14,207	$—	$—	$14,207

Equities:
Publicly traded equity investments	$297,310	$30,565	$—	$—	$327,875
Exchange-traded funds	133,047	—	—	—	133,047
Privately held equity investments	—	—	268,799	—	268,799
	$430,357	$30,565	$268,799	$—	$729,721

Other investments:
Hedge funds	$—	$—	$—	$1,121,904	$1,121,904
Fixed income funds	—	398,143	—	82,896	481,039
Equity funds	—	111,040	—	299,109	410,149
Private equity funds	—	—	—	329,885	329,885
CLO equities	—	—	87,555	—	87,555
CLO equity funds	—	—	—	87,509	87,509
Other	—	34	314	6,031	6,379
	$—	$509,217	$87,869	$1,927,334	$2,524,420
Total Investments	$430,357	$10,166,877	$356,668	$1,927,334	$12,881,236

Cash and cash equivalents	$173,892	$222,191	$—	$—	$396,083

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$695,518	$—	$695,518

Other Assets:
Derivatives qualifying as hedges	$—	$642	$—	$—	$642
Derivatives not qualifying as hedges	—	1,369	—	—	1,369
Derivative instruments	$—	$2,011	$—	$—	$2,011

Losses and LAE:	$—	$—	$2,621,122	$—	$2,621,122

Other Liabilities:
Derivatives qualifying as hedges	$—	$11,452	$—	$—	$11,452
Derivatives not qualifying as hedges	—	4,106	—	—	4,106
Derivative instruments	$—	$15,558	$—	$—	$15,558

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Methodologies of Financial Instruments Measured at Fair Value
Short-term and Fixed Maturity Investments
The fair values for all securities in the short-term and fixed maturity investments and funds held - directly managed portfolios are independently provided by the investment accounting service providers, investment managers and investment custodians, each of which utilize internationally recognized independent pricing services. We record the unadjusted price provided by the investment accounting service providers, investment managers or investment custodians and validate this price through a process that includes, but is not limited to: (i) comparison of prices against alternative pricing sources; (ii) quantitative analysis (e.g. comparing the quarterly return for each managed portfolio to its target benchmark); (iii) evaluation of methodologies used by external parties to estimate fair value, including a review of the inputs used for pricing; and (iv) comparing the price to our knowledge of the current investment market. Our internal price validation procedures and review of fair value methodology documentation provided by independent pricing services have not historically resulted in adjustment in the prices obtained from the pricing service.
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
The following describes the techniques generally used to determine the fair value of our short-term and fixed maturity investments by asset class, including the investments underlying the funds held - directly managed.

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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equities
Our investments in equities consist of a combination of publicly and privately traded investments. Our publicly traded equity investments in common and preferred stocks predominantly trade on major exchanges and are managed by our external advisors. Our exchange-traded funds also trade on major exchanges. Our publicly traded equities are widely diversified and there is no significant concentration in any specific industry. We use an internationally recognized pricing service to estimate the fair value of our publicly traded equities and exchange-traded funds. We have categorized the majority of our publicly traded equity investments, other than preferred stock, and our exchange-traded funds as Level 1 investments because the fair values of these investments are based on unadjusted quoted prices in active markets for identical assets. One equity security is trading in an inactive market and, as a result has been classified as Level 2. The fair value estimates of our investments in publicly traded preferred stock are based on observable market data and, as a result, have been categorized as Level 2.
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

•
We measure the fair value of our direct investment in CLO equities based on valuations provided by independent pricing services, our external CLO equity manager, and valuations provided by the broker or lead underwriter of the investment (the "broker"). The fair values measured using prices provided by independent pricing services have been classified as Level 2 and fair values using prices from brokers have been classified as Level 3 due to the use of unobservable inputs in the valuation and the limited number of relevant trades in secondary markets.

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

Investments
The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended March 31, 2020
	Privately-held Equities	Other Investments	Total

Beginning fair value	$268,799	$87,869	$356,668
Purchases	1,358	37,292	38,650
Sales	—	(539)	(539)
Total realized and unrealized losses	(145)	(40,368)	(40,513)
Transfer out of Level 3 into Level 2	—	(83,740)	(83,740)
Ending fair value	$270,012	$514	$270,526

	Three Months Ended March 31, 2019
	Fixed maturity investments			Privately-held Equities	Other Investments	Total
	Corporate	Commercial mortgage-backed	Asset-backed
Beginning fair value	$37,386	$7,389	$9,121	$228,710	$39,367	$321,973
Sales	(2,660)	(608)	(321)	—	—	(3,589)
Total realized and unrealized gains	257	62	737	—	2,380	3,436
Transfer into Level 3 from Level 2	387	—	6,225	—	—	6,612
Transfer out of Level 3 into Level 2	(32,198)	(6,843)	(6,462)	—	—	(45,503)
Ending fair value	$3,172	$—	$9,300	$228,710	$41,747	$282,929

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
Valuations Techniques and Inputs
The table below presents the quantitative information related to the fair value measurements for investments measured at fair value on a recurring basis using Level 3 inputs:

Qualitative Information about Level 3 Fair Value Measurements
	Fair Value as of March 31, 2020	Valuation Techniques	Unobservable Input	Range (Average) (1)
	(in millions of U.S. dollars)
Privately held equity investments	$270.0	Transactional value	Implied price at recent purchase transaction	13.50 - 13.85
		Cost as approximation of fair value	Cost as approximation of fair value
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Insurance Contracts - Fair Value Option
The following table presents a reconciliation of the beginning and ending balances for all insurance contracts measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended March 31,
	2020			2019
	Liability for losses and LAE	Reinsurance balances recoverable	Net	Liability for losses and LAE	Reinsurance balances recoverable	Net
Beginning fair value	$2,621,122	$695,518	$1,925,604	$2,874,055	$739,591	$2,134,464
Assumed business	4,975	—	4,975	—	—	—
Incurred losses and LAE:
Reduction in estimates of ultimate losses	(14,439)	(3,171)	(11,268)	(7,154)	(3,486)	(3,668)
Reduction in unallocated LAE	(6,413)	—	(6,413)	(4,341)	—	(4,341)
Change in fair value	(64,804)	(6,567)	(58,237)	77,461	21,420	56,041
Total incurred losses and LAE	(85,656)	(9,738)	(75,918)	65,966	17,934	48,032
Paid losses	(81,163)	(16,114)	(65,049)	(115,860)	(27,242)	(88,618)
Effect of exchange rate movements	(113,735)	(16,270)	(97,465)	23,632	4,974	18,658
Ending fair value	$2,345,543	$653,396	$1,692,147	$2,847,793	$735,257	$2,112,536

Changes in fair value in the table above are included in net incurred losses and LAE in our consolidated statements of earnings.
The following table presents the components of the net change in fair value:

	Three Months Ended March 31,
	2020	2019
Changes in fair value due to changes in:
Duration	$4,148	$9,047
Corporate bond yield	(64,092)	46,994
Weighted cost of capital	(5,048)	—
Risk cost of capital	6,755	—
Change in fair value	$(58,237)	$56,041

Below is a summary of the quantitative information regarding the significant observable and unobservable inputs used in the internal model to determine fair value on a recurring basis:

		March 31, 2020	December 31, 2019
Valuation Technique	Unobservable (U) and Observable (O) Inputs	Weighted Average	Weighted Average
Internal model	Corporate bond yield (O)	A rated	A rated
Internal model	Credit spread for non-performance risk (U)	0.2%	0.2%
Internal model	Risk cost of capital (U)	5.1%	5.1%
Internal model	Weighted average cost of capital (U)	8.25%	8.5%
Internal model	Duration - liability (U)	7.91 years	7.82 years
Internal model	Duration - reinsurance balances recoverable (U)	8.74 years	8.68 years

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
As of March 31, 2020, our 4.50% Senior Notes due 2022 (the "2022 Senior Notes") and our 4.95% Senior Notes due 2029 (the "2029 Senior Notes" and, together with the 2022 Senior Notes, the "Senior Notes") were carried at amortized cost of $348.8 million and $493.6 million, respectively, while the fair value based on observable market pricing from a third party pricing service was $347.0 million and $475.0 million, respectively. The Senior Notes are classified as Level 2.
Insurance Contracts
Disclosure of fair value of amounts relating to insurance contracts is not required, except those for which we elected the fair value option, as described above.
Remaining Assets and Liabilities
Our remaining assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature approximates fair value as of March 31, 2020 and December 31, 2019.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. PREMIUMS WRITTEN AND EARNED
The following table provides a summary of premiums written and earned by segment and for our other activities:

	Three Months Ended March 31,
	2020		2019
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Non-life Run-off
Gross	$327	$18,078	$(20,877)	$83,966
Ceded	1,849	(2,048)	1,699	(7,292)
Net	$2,176	$16,030	$(19,178)	$76,674
Atrium
Gross	$57,837	$47,833	$53,985	$43,386
Ceded	(9,139)	(5,463)	(7,486)	(4,633)
Net	$48,698	$42,370	$46,499	$38,753
StarStone
Gross	$279,854	$258,107	$251,373	$268,264
Ceded	(90,819)	(59,947)	(56,772)	(55,002)
Net	$189,035	$198,160	$194,601	$213,262
Other
Gross	$(3,885)	$2,673	$864	$6,673
Ceded	664	664	(19)	(75)
Net	$(3,221)	$3,337	$845	$6,598
Total
Gross	$334,133	$326,691	$285,345	$402,289
Ceded	(97,445)	(66,794)	(62,578)	(67,002)
Total	$236,688	$259,897	$222,767	$335,287

Gross premiums written for the three months ended March 31, 2020 and 2019 were $334.1 million and $285.3 million, respectively, an increase of $48.8 million. The increase was primarily due to an increase in gross premiums written in our StarStone and Non-life Run-off segments of $28.5 million and $21.2 million, respectively. The increase in the StarStone segment was primarily driven by an increase in the casualty lines of business, due to new business opportunities and improving rates, as well as an increase in the aerospace line of business, as a result of a new proportional quota share arrangement. These increases were partially offset by decreases in StarStone's property and marine lines of business as a result of our strategy to exit certain lines of business and to focus on core lines. The negative gross premium written in the Non-Life Run-off segment for the three months ended March 31, 2019 related to premium adjustments on the acquired unearned premium.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. GOODWILL AND INTANGIBLE ASSETS
The following table presents a reconciliation of the beginning and ending goodwill and intangible assets during the three months ended March 31, 2020:

		Intangible assets
	Goodwill	Intangible assets with a definite life	Intangible assets with an indefinite life	Total	Total
Balance as of January 1, 2020	$114,807	$14,630	$87,031	$101,661	$216,468
Amortization	—	(508)	—	(508)	(508)
Balance as of March 31, 2020	$114,807	$14,122	$87,031	$101,153	$215,960

Refer to Note 14 - "Goodwill and Intangible Assets" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019 for more information on goodwill and intangible assets.
The following table provides a summary of the amortization recorded on the intangible assets:

	Three Months Ended March 31,
	2020	2019
Intangible asset amortization	$508	$565

The gross carrying value, accumulated amortization and net carrying value of intangible assets by type was as follows:

	March 31, 2020			December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with a definite life:
Distribution channel	$20,000	$(8,444)	$11,556	$20,000	$(8,111)	$11,889
Brand	7,000	(4,434)	2,566	7,000	(4,259)	2,741
Total	$27,000	$(12,878)	$14,122	$27,000	$(12,370)	$14,630
Intangible assets with an indefinite life:
Lloyd’s syndicate capacity	$37,031	$—	$37,031	$37,031	$—	$37,031
Licenses	19,900	—	19,900	19,900	—	19,900
Management contract	30,100	—	30,100	30,100	—	30,100
Total	$87,031	$—	$87,031	$87,031	$—	$87,031

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. DEBT OBLIGATIONS AND CREDIT FACILITIES
We primarily utilize debt facilities for funding acquisitions and for significant new business, investment activities and, from time to time, for general corporate purposes. Our debt obligations were as follows:

Facility	Origination Date	Term	March 31, 2020	December 31, 2019
4.50% Senior Notes due 2022	March 10, 2017	5 years	$348,794	$348,616
4.95% Senior Notes due 2029	May 28, 2019	10 years	493,643	493,600
Total Senior Notes			842,437	842,216
EGL Revolving Credit Facility	August 16, 2018	5 years	350,000	—
2018 EGL Term Loan Facility	December 27, 2018	3 years	349,117	348,991
Total debt obligations			$1,541,554	$1,191,207

During the three months ended March 31, 2020, we utilized $364.0 million and repaid $14.0 million under our facilities. The facilities were utilized for funding significant new business as described in Note 3 - "Significant New Business" and providing additional liquidity to the Company to maximize financial flexibility following the recent disruption in global financial markets associated with the COVID-19 pandemic.
The table below provides a summary of the total interest expense:

	Three Months Ended March 31,
	2020	2019
Interest expense on debt obligations	$13,195	$10,453
Amortization of debt issuance costs	220	273
Funds withheld balances and other	—	310
Total interest expense	$13,415	$11,036
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
We incurred costs of $2.9 million in issuing the 2022 Senior Notes. These costs included underwriters’ fees, legal and accounting fees, and other fees, and are capitalized and presented as a direct deduction from the principal amount of debt obligations in the consolidated balance sheets. These costs are amortized over the term of the 2022 Senior Notes and are included in interest expense in our consolidated statements of earnings. The unamortized costs as of March 31, 2020 and December 31, 2019 were $1.2 million and $1.4 million, respectively.
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
We incurred costs of $6.8 million in issuing the 2029 Senior Notes. These costs included underwriters’ fees, legal and accounting fees, and other fees, and are capitalized and presented as a direct deduction from the principal amount of debt obligations in the consolidated balance sheets. These costs are amortized over the term of the 2029 Senior Notes and are included in interest expense in our consolidated statements of earnings. The unamortized costs as of March 31, 2020 and December 31, 2019 were $6.4 million.
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
As of March 31, 2020, we were permitted to borrow up to an aggregate of $600.0 million under the facility. As of March 31, 2020, there was $250.0 million of available unutilized capacity under the facility. Subsequent to March 31, 2020, we have neither borrowed nor repaid any additional amounts under the facility, as such the unutilized capacity remains at $250.0 million.
Interest is payable at least every month at either the alternate base rate ("ABR") or LIBOR plus a margin as set forth in the revolving credit agreement. The margin could vary based upon any change in our long term senior unsecured debt rating assigned by Standard & Poor's ("S&P") or Fitch. We also pay a commitment fee based on the average daily unutilized portion of the facility. If an event of default occurs, the interest rate may increase and the agent may, and at the request of the required lenders shall, cancel lender commitments and demand early repayment.
2018 EGL Term Loan Facility
On December 27, 2018, we entered into and fully utilized a three-year $500.0 million unsecured term loan (the "2018 EGL Term Loan Facility"). The proceeds were partially used to fund the acquisition of Maiden Re North America, Inc. ("Maiden Re North America"). We have the option to increase the principal amount of the term loan credit facility up to an aggregate amount of $150.0 million from the existing lenders or through the addition of new lenders, subject to the terms of the term loan credit agreement. During 2019, we repaid $150.0 million of principal on the facility, bringing the outstanding loan amount to $349.1 million, which includes unamortized issuance costs of $0.9 million, as of March 31, 2020.
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
We incurred costs of $1.5 million associated with closing the 2018 EGL Term Loan Facility. These costs included bank, legal and accounting fees, and other fees, and are capitalized and presented as a direct deduction from the principal amount of debt obligations in the consolidated balance sheets. These costs are amortized over the term of the facility and are included in general and administrative expenses in our consolidated statements of earnings. The unamortized costs as of March 31, 2020 and December 31, 2019 were $0.9 million and $1.0 million, respectively.
Refer to Note 15 - "Debt Obligations and Credit Facilities" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019 for further information on the terms of the above facilities.
Unsecured Letters of Credit
We utilize unsecured letters of credit to support certain of our insurance and reinsurance performance obligations.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Funds at Lloyd's
We have an unsecured letter of credit agreement for Funds at Lloyd's ("FAL Facility") to issue up to $375.0 million of letters of credit, with provision to increase the facility by an additional $25.0 million up to an aggregate amount of $400.0 million, subject to lenders approval. On November 6, 2019, we amended and restated the FAL Facility to extend its term by one year. The FAL Facility is available to satisfy our Funds at Lloyd's requirements and expires in 2023. As of March 31, 2020 and December 31, 2019, our combined Funds at Lloyd's were comprised of cash and investments of $718.0 million and $639.3 million, respectively, and unsecured letters of credit of $252.0 million as of both dates.
$120.0 million Letter of Credit Facility
We use this facility to support certain reinsurance collateral obligations of our subsidiaries. On December 6, 2019, we reduced the facility size from $170.0 million to $120.0 million. Pursuant to the facility agreement, we have the option to increase commitments under the facility by an additional $60.0 million. As of both March 31, 2020 and December 31, 2019, we had issued an aggregate amount of letters of credit under this facility of $115.3 million.
$760.0 million Syndicated Letter of Credit Facility
During 2019, we entered into an unsecured $760.0 million letter of credit facility agreement, most recently amended on December 9, 2019. We may increase the commitments by an aggregate amount of $40.0 million. The facility is used to post letters of credit to collateralize reinsurance performance obligations to various parties, including $447.4 million relating to the reinsurance transaction with Maiden Reinsurance Ltd. ("Maiden Re Bermuda"). As of March 31, 2020 and December 31, 2019, we had issued an aggregate amount of letters of credit under this facility of $610.4 million and $608.0 million, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. NONCONTROLLING INTERESTS
We have both redeemable noncontrolling interest ("RNCI") and noncontrolling interest ("NCI") on our consolidated balance sheets. RNCI with redemption features that are not solely within our control are classified within temporary equity in the consolidated balance sheets and carried at redemption value, which is fair value. The change in fair value is recognized through retained earnings as if the balance sheet date were also the redemption date. In addition, we also have NCI, which does not have redemption features and is classified within equity in the consolidated balance sheets.
Redeemable Noncontrolling Interest
RNCI as of March 31, 2020 and 2019 comprised the ownership interests held by the Trident V Funds ("Trident") (39.3%) and Dowling Capital Partners, L.P. ("Dowling") (1.7%) in our subsidiary North Bay Holdings Limited ("North Bay"). North Bay owns our investments in Atrium and StarStone.
The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI:

	Three Months Ended
	March 31,
	2020	2019
Balance at beginning of period	$438,791	$458,543
Net losses attributable to RNCI	(31,959)	(2,544)
Accumulated other comprehensive earnings (losses) attributable to RNCI	(4,170)	85
Change in redemption value of RNCI	(10,150)	262
Cumulative effect of change in accounting principle attributable to RNCI (1)	261	—
Balance at end of period	$392,773	$456,346

(1) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 1 - "Significant Accounting Policies" for further details.

We carried the RNCI at its estimated redemption value, which is fair value, as of March 31, 2020 and December 31, 2019. The decrease was primarily attributable to net losses related to StarStone during the three months ended March 31, 2020.
Refer to Note 19 - "Related Party Transactions" and Note 20 - "Commitments and Contingencies" for additional information regarding RNCI.
Noncontrolling Interest
As of March 31, 2020 and December 31, 2019, we had $13.4 million and $14.2 million, respectively, of NCI related to external interests in two of our non-life run-off subsidiaries. A reconciliation of the beginning and ending carrying amount of the equity attributable to NCI is included in the unaudited condensed consolidated statement of changes in shareholders equity.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. SHARE CAPITAL
Refer to Note 17 - "Share Capital" to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information on our share capital.
Dividends Declared and Paid
The following table details the dividends that have been declared and paid on our Series D and E Preferred Shares for the period from January 1, 2020 to May 7, 2020:

				Dividend per:
Preferred Share Series	Date Declared	Record Date	Date Paid or Payable	Preferred Share	Depositary Share	Total dividends paid in the three months ended March 31, 2020
				(in U.S. dollars)		(in thousands of U.S. dollars)
Series D	February 4, 2020	February 15, 2020	March 2, 2020	$437.50	$0.43750	$7,000
Series E	February 4, 2020	February 15, 2020	March 2, 2020	$437.50	$0.43750	1,925
Series D	May 5, 2020	May 15, 2020	June 1, 2020	$437.50	$0.43750	—
Series E	May 5, 2020	May 15, 2020	June 1, 2020	$437.50	$0.43750	—
						$8,925

Share Repurchases
On March 9, 2020, the Company's Board of Directors adopted a stock trading plan for the purpose of repurchasing a limited number of the Company’s ordinary shares, not to exceed $150.0 million in aggregate (the "Repurchase Program"). On March 23, 2020, the Company suspended its Repurchase Program due to uncertainty in the global financial markets resulting from the COVID-19 pandemic. From inception to March 23, 2020, the Company repurchased 92,510 ordinary shares for an aggregate price of $12.5 million under the Repurchase Program. The average price paid per share repurchased was $135.40.
Joint Share Ownership Plan
On January 21, 2020, 565,630 Voting Ordinary Shares were issued to the trustee of the Enstar Group Limited Employee Benefit Trust (the "EB Trust"). Voting rights in respect of shares held in the EB Trust have been contractually waived. We have consolidated the EB Trust, and shares held in the EB Trust are classified like treasury shares as contra-equity in our consolidated balance sheet.
The EB Trust supports awards made under our Joint Share Ownership Plan, a sub-plan to our Amended and Restated 2016 Equity Incentive Plan (the "JSOP"). An award of 565,630 shares was made to our Chief Executive Officer on January 21, 2020, which cliff-vests after 3 years from grant. The accounting for stock-settled JSOP awards is similar to options, whereby the grant date fair value of $13.6 million is expensed over the life of the award. To determine the grant date fair value of $24.13 per share, we utilized a Monte-Carlo valuation model with the following assumptions: (i) volatility of 18.66%; (ii) dividend yield of 0.00%; and (iii) risk-free interest rate of 1.55%. For further information on the EB Trust and JSOP award, including the vesting conditions, refer to Note 17 - "Share Capital" and Note 19 - "Share-Based Compensation and Pensions" to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net earnings per ordinary share:

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net earnings (losses) attributable to Enstar ordinary shareholders:	$(516,821)	$358,751
Denominator:
Weighted-average ordinary shares outstanding — basic (1)	21,549,844	21,463,499
Effect of dilutive securities:
Share-based compensation plans (2)	164,435	122,980
Warrants	65,627	59,383
Weighted-average ordinary shares outstanding — diluted	21,779,906	21,645,862

Earnings (losses) per ordinary share attributable to Enstar:
Basic net earnings (losses) per ordinary share	$(23.98)	$16.71
Diluted net earnings (losses) per ordinary share (3)	$(23.98)	$16.57

(1) Weighted-average ordinary shares for basic earnings per share includes ordinary shares (voting and non-voting) but excludes ordinary shares held in the EB Trust in respect of JSOP awards.
(2) Share-based dilutive securities include restricted shares, restricted share units, and performance share units. Certain share-based compensation awards, including the ordinary shares held in the EB Trust in respect of JSOP awards, were excluded from the calculation for the three months ended March 31, 2020 because they were anti-dilutive.
(3) During a period of loss, the basic weighted average ordinary shares outstanding is used in the denominator of the diluted loss per ordinary share computation as the effect of including potentially dilutive securities would be anti-dilutive.

17. SHARE-BASED COMPENSATION
We provide various employee benefits including share-based compensation, an employee share purchase plan and an annual incentive compensation program. These are described in Note 19 - "Share-Based Compensation and Pensions" to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019.
The table below provides a summary of the compensation costs for all of our share-based compensation plans:

	Three Months Ended March 31,
	2020	2019
Share-based compensation plans:
Restricted shares and restricted share units	$1,599	$1,843
Performance share units	(667)	1,325
Cash-settled stock appreciation rights	(3,159)	56
Joint share ownership plan expense	872	—
Other share-based compensation plans:
Northshore incentive plan	472	1,046
StarStone incentive plan	(223)	—
Deferred compensation and ordinary share plan for non-employee directors	866	827
Employee share purchase plan	104	103
Total share-based compensation	$(136)	$5,200

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
Interim Tax Expense
The effective tax rates on income for the three months ended March 31, 2020 and 2019 were 0.9% and 1.3%, respectively. The effective tax rate on income differs from the statutory rate of 0% due to tax on foreign operations, primarily the U.S. and the U.K.
We have foreign operating subsidiaries and branch operations principally located in the U.S., U.K., Continental Europe and Australia that are subject to federal, foreign, state and local taxes in those jurisdictions. Deferred tax liabilities have not been accrued with respect to the undistributed earnings of our foreign subsidiaries. If the earnings were to be distributed, as dividends or other distributions, withholding taxes may be imposed by the jurisdiction of the paying subsidiary. For our U.S. subsidiaries, we have not currently accrued any withholding taxes with respect to unremitted earnings as management has indefinitely reinvested these earnings. For our U.K. subsidiaries, there are no withholding taxes imposed. For our other foreign subsidiaries, it would not be practicable to compute such amounts due to a variety of factors, including the amount, timing, and manner of any repatriation. Because we operate in many jurisdictions, our net earnings are subject to risk due to changing tax laws and tax rates around the world. The current, rapidly changing economic environment may increase the likelihood of substantial changes to tax laws in the jurisdictions in which we operate.
Assessment of Valuation Allowance on Deferred Tax Assets
We have estimated the future taxable income of our foreign subsidiaries and have provided a valuation allowance in respect of loss carryforwards where we do not expect to realize a benefit. We have considered all available evidence using a "more likely than not" standard in determining the amount of the valuation allowance. During the three months ended March 31, 2020, we have determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes of $1.8 million are realizable and have maintained a valuation allowance for deferred tax assets which management does not believe meet the “more likely than not” criteria.
Unrecognized Tax Benefits
There were no unrecognized tax benefits as of March 31, 2020 and December 31, 2019.
Tax Examinations
Our operating subsidiaries may be subject to audit by various tax authorities and may have different statutes of limitations expiration dates. With limited exceptions, our major subsidiaries that operate in the U.S., U.K. and Australia are no longer subject to tax examinations for years before 2015.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. RELATED PARTY TRANSACTIONS
Stone Point Capital LLC
Through several private transactions occurring from May 2012 to July 2012 and an additional private transaction that closed in May 2018, investment funds managed by Stone Point Capital LLC ("Stone Point") have acquired an aggregate of 1,635,986 of our Voting Ordinary Shares (which constitutes approximately 8.8% of our outstanding Voting Ordinary Shares). On November 6, 2013, we appointed James D. Carey to our Board of Directors. Mr. Carey is the sole member of an entity that is one of four general partners of the entities serving as general partners for Trident, is a member of the investment committees of such general partners, and is a member and senior principal of Stone Point, the manager of the Trident funds.
In addition, we have entered into certain agreements with Trident with respect to Trident’s co-investments in the Atrium, Arden, and StarStone acquisitions. These include investors’ agreements and shareholders’ agreements, which provide for, among other things: (i) our right to redeem Trident’s equity interest in the Atrium/Arden and StarStone transactions in cash at fair market value at any time following September 6, 2020 and April 1, 2021, respectively; and (ii) Trident’s right to have its equity co-investment interests in the Atrium/Arden and StarStone transactions redeemed by us at fair market value (which we may satisfy in either cash or our ordinary shares) following September 6, 2020 and April 1, 2021, respectively. We did not exercise our prior right to redeem Trident's equity interest in Atrium/Arden during the 90 days following September 6, 2018, nor did we exercise our prior right to redeem Trident's equity interest in StarStone during the 90 days following April 1, 2019. Pursuant to the terms of the shareholders’ agreements, Mr. Carey serves as a Trident representative on the boards of the holding companies, including North Bay Holdings Limited ("North Bay"), established in connection with the Atrium/Arden and StarStone co-investment transactions. Trident also has a second representative on these boards who is a Stone Point employee.
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
The RNCI on our balance sheet relating to these Trident co-investment transactions was as follows:

	March 31, 2020	December 31, 2019
Redeemable Noncontrolling Interest	$376,399	$420,499

As of March 31, 2020, we had the following additional relationships with Stone Point and its affiliates:

•	Investments in funds (carried within other investments) managed by Stone Point, with respect to which we recognized net unrealized gains (losses);

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
The following table presents the amounts included in our consolidated balance sheet related to our related party transactions with Stone Point and its affiliated entities:

	March 31, 2020	December 31, 2019
Short-term investments, AFS, at fair value	$1,134	$1,431
Fixed maturities, trading, at fair value	208,255	269,131
Fixed maturities, AFS, at fair value	199,563	160,303
Equities, at fair value	91,820	121,794
Other investments, at fair value:
Hedge funds	16,501	18,993
Fixed income funds	310,397	381,449
Private equity funds	32,241	34,858
CLO equities	31,842	32,560
CLO equity funds	66,938	87,509
Private Debt	16,528	16,312
Real estate fund	21,644	18,106
Cash and cash equivalents	55,391	54,080
Other assets	346	10
Other liabilities	457	4,710
The following table presents the amounts included in net earnings related to our related party transactions with Stone Point and its affiliated entities:

	Three Months Ended March 31,
	2020	2019
Net investment income	$4,084	$1,075
Net realized and unrealized (losses) gains	(102,516)	20,133
Total net (losses) earnings	$(98,432)	$21,208

Hillhouse Capital
Investment funds managed by managed by Hillhouse Capital Management, Ltd. and Hillhouse Capital Advisors, Ltd. (together, “Hillhouse Capital”) collectively own approximately 9.4% of Enstar’s voting ordinary shares. These funds also own non-voting ordinary shares and warrants to purchase additional non-voting ordinary shares, which together with their voting ordinary shares, represent an approximate 16.5% economic interest in Enstar. In February 2017, Jie Liu, a Partner of AnglePoint (defined below), was appointed to our Board.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have direct investments in funds managed by Hillhouse Capital and AnglePoint Asset Management Ltd. ("AnglePoint"). As of March 31, 2020, our carrying value of our direct investment the InRe Fund, L.P. ("InRe Fund"), which is managed by AnglePoint, was $869.3 million with the fund's assets being invested in approximately 30% in fixed income securities, 15% in North American equities, 80% in international equities and (25)% in financing, derivatives and other items.
As of March 31, 2020 and December 31, 2019 our equity method investee, Enhanzed Reinsurance Ltd. ("Enhanzed Re"), had investments in a fund managed by AnglePoint, as set forth in the table below.
Our consolidated balance sheet included the following balances related to transactions with Hillhouse Capital and AnglePoint:

	March 31, 2020	December 31, 2019
Investments in funds managed by AnglePoint, held by Enhanzed Re	$380,681	$327,799
Our ownership of equity method investments	47.4%	47.4%
Our share of funds managed by AnglePoint, held by Enhanzed Re	$180,443	$155,377

Investment in other funds managed by Hillhouse Capital and AnglePoint:
InRe Fund	$869,275	$918,633
Other funds	213,123	232,968
	$1,082,398	$1,151,601

The decrease in the investment in funds managed by Hillhouse Capital and AnglePoint was primarily due to unrealized losses for the three months ended March 31, 2020. We incurred fees of approximately $2.3 million, included within the funds' reported NAV, for the three months ended March 31, 2020 in relation to the investment in funds managed by Hillhouse Capital and AnglePoint as described above.
Monument
Monument Insurance Group Limited ("Monument") was established in October 2016 and Enstar has invested a total of $26.6 million in the common and preferred shares of Monument. We have approximately a 26.6% interest in Monument. In connection with our investment in Monument, we entered into a Shareholders Agreement with the other shareholders. We recorded the investment in Monument using the equity method basis of accounting, as we concluded that we are not required to consolidate based on the guidance in Accounting Standards Codification ("ASC") 810 - Consolidation.
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
Our investment in the common and preferred shares of Monument, carried in equity method investments on our consolidated balance sheet was as follows:

	March 31, 2020	December 31, 2019
Investment in Monument	$57,737	$60,598

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
Our investment in the common shares of Clear Spring, carried in equity method investments on our consolidated balance sheet, was as follows:

	March 31, 2020	December 31, 2019
Investment in Clear Spring	$10,952	$10,645

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
Our consolidated balance sheet included the following balances between us and Clear Spring:

	March 31, 2020	December 31, 2019
Balances under StarStone ceding quota share:
Reinsurance balances recoverable	$23,566	$22,812
Prepaid insurance premiums	12	51
Ceded payable	4,189	3,616
Ceded acquisition costs	—	21

Balances under assuming quota share:
Losses and LAE	5,307	6,135
Unearned reinsurance premiums	3	13
Funds held	8,303	8,611
Our consolidated statement of earnings included the following amounts between us and Clear Spring:

	Three Months Ended
	March 31,
	2020	2019

Transactions under StarStone ceding quota share:
Ceded premium earned	$(681)	$(5,485)
Ceded incurred losses and LAE	754	3,859
Ceded acquisition costs	72	54

Transactions under assuming quota share:
Premium earned	170	1,371
Net incurred losses and LAE	372	(965)
Acquisition costs	(13)	(14)

Total net earnings (loss)	$674	$(1,180)

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
Our indirect investment in the shares of AmTrust, carried in equities on our consolidated balance sheet was as follows:

	March 31, 2020	December 31, 2019
Investment in AmTrust	$241,328	$240,115

During the three months ended March 31, 2020 and 2019 we recorded net investment income of $2.5 million and $1.8 million, respectively, and net realized and unrealized losses of $0.1 million and $nil, respectively, related to our indirect equity investment in AmTrust.
Citco
In June 2018, we made a $50.0 million indirect investment in the shares of Citco III Limited ("Citco"), a fund administrator with global operations. Pursuant to an investment agreement and in consideration for participation therein, a related party of Hillhouse Capital provided us with investment support. In a private transaction that preceded our co-investment opportunity, certain Citco shareholders, including Trident, agreed to sell all or a portion of their interests in Citco. As of March 31, 2020, Trident owned an approximate 3.4% interest in Citco. Mr. Carey currently serves as an observer to the board of directors of Citco in connection with Trident's investment therein.
Our indirect investment in the shares of Citco, carried in equity method investments on our consolidated balance sheet, was as follows:

	March 31, 2020	December 31, 2019
Investment in Citco	$51,504	$51,742

Enhanzed Re
Enhanzed Re is a joint venture between Enstar, Allianz SE ("Allianz") and Hillhouse Capital that was capitalized in December 2018. Enhanzed Re is a Bermuda-based Class 4 and Class E reinsurer and will reinsure life, non-life run-off, and property and casualty insurance business, initially sourced from Allianz and Enstar. Enstar, Allianz and Hillhouse Capital affiliates have made equity investment commitments in aggregate of $470.0 million to Enhanzed Re. Enstar owns 47.4% of the entity, Allianz owns 24.9% and an affiliate of Hillhouse Capital owns 27.7%. As of March 31, 2020, Enstar contributed $154.1 million of its total capital commitment to Enhanzed Re and had an uncalled amount of $68.7 million. We have accounted for our equity interest in Enhanzed Re as an equity method investment as we have significant influence over its operating and financial policies.
Enstar acts as the (re)insurance manager for Enhanzed Re, for which it receives fee income recorded within other income, AnglePoint acts as the primary investment manager, and an affiliate of Allianz provides investment management services. Enhanzed Re writes business from affiliates of its operating sponsors, Allianz SE and Enstar. It also underwrites other business to maximize diversification by risk and geography.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our investment in the common shares of Enhanzed Re, carried in equity method investments on our consolidated balance sheet was as follows:

	March 31, 2020	December 31, 2019
Investment in Enhanzed Re	$197,206	$182,856

We have ceded 10% of the Zurich transaction, as discussed in Note 4 - "Significant New Business" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019, to Enhanzed Re on the same terms and conditions as those received by Enstar.
Our consolidated balance sheet included the following balances between us and Enhanzed Re:

	March 31, 2020	December 31, 2019
Balances under ceding quota share:
Insurance balances payables	$1,519	$1,443
Reinsurance balances recoverable	58,022	59,601
Funds held	48,383	50,089

Other assets	400	1,033
Our consolidated statement of earnings included the following amounts between us and Enhanzed Re:

	Three Months Ended March 31, 2020
	2020	2019
Amounts under ceding quota share:
Acquisition costs	23	—

Other income	291	86

Total net earnings	$314	$86

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. COMMITMENTS AND CONTINGENCIES
Concentration of Credit Risk
We believe that there are no significant concentrations of credit risk associated with our cash and cash equivalents, fixed maturity investments, or other investments. Our cash and investments are managed pursuant to guidelines that follow prudent standards of diversification and liquidity, and limit the allowable holdings of a single issue and issuers. We are also subject to custodial credit risk on our investments, which we manage by diversifying our holdings amongst large financial institutions that are highly regulated.
We have exposure to credit risk on certain of our assets pledged to ceding companies under insurance contracts. In addition, we are potentially exposed should any insurance intermediaries be unable to fulfill their contractual obligations with respect to payments of balances owed to and by us.
Credit risk exists in relation to insurance and reinsurance balances recoverable on paid and unpaid losses. We remain liable to the extent that counterparties do not meet their contractual obligations and, therefore, we evaluate and monitor concentration of credit risk among our insurers and reinsurers.
We are also subject to credit risk in relation to funds held by reinsured companies. Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds may be placed into trust or subject to other security arrangements. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us. As of March 31, 2020, we had a significant funds held concentration of $941.5 million to one reinsured company which has financial strength credit ratings of A+ from A.M. Best and AA from S&P.
We limit the amount of credit exposure to any one counterparty, and none of our counterparty credit exposures, excluding U.S. government instruments and the counterparty noted above, exceeded 10% of shareholders’ equity as of March 31, 2020. Our credit exposure to the U.S. government was $872.4 million as of March 31, 2020.
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
Unfunded Investment Commitments
As of March 31, 2020, we had unfunded commitments of $773.6 million and $110.5 million to private equity funds and equity method investments, respectively.
Guarantees
As of March 31, 2020 and December 31, 2019, parental guarantees and capital instruments supporting subsidiaries' insurance obligations were $1.3 billion and $1.0 billion, respectively. We also guarantee the FAL facility, which is described in Note 13 - "Debt Obligations and Credit Facilities."
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases
Our leases are all currently classified as operating leases whereby the related lease expense is recognized within general and administrative expenses in our consolidated statements of earnings on a straight-line basis over the term of the lease. We also recognize a right-of-use asset and an offsetting lease liability within other assets and other liabilities, respectively, in our consolidated balance sheets, for each operating lease that we enter into.
Our leases are primarily related to office space and facilities used to conduct business operations and have remaining lease terms of one year to 37 years; some of which include options to extend the lease term for up to five years, and some of which include options to terminate the lease within one year. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Since a majority of our leases do not provide an implicit discount rate, we use our collateralized incremental borrowing rate based on the information available at the commencement date of the lease in determining the present value of lease payments. For more information on our leasing arrangements and the related accounting, refer to Note 23 - "Commitments and Contingencies" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019.
The table below provides the lease cost and other information relating to our operating leases:

	Three Months Ended March 31,
	2020	2019
Lease cost
Operating lease cost	$3,322	$3,487
Short-term lease cost(1)	58	—
Total lease cost	3,380	3,487
Sub-lease income(2)	(138)	(131)
Total net lease cost	$3,242	$3,356

Other information
Operating Cash paid for amounts included in the measurement of lease liabilities	$3,183	$3,024
Non-cash activity: right-of-use assets relating to leases	72	51,609
Weighted-average remaining lease term	6.2 years	6.6 years
Weighted-average discount rate	6.3%	6.2%
(1) Leases with an initial lease term of twelve months or less are not recognized within our consolidated balance sheets.
(2) Sub-lease income consists of rental income received from third parties to whom we have sub-leased some of our leased office spaces and is included within other income in our consolidated statements of earnings.
The table below provides a summary of the operating leases recorded on our consolidated balance sheets:

	Balance sheet classification	March 31, 2020	December 31, 2019
Right-of-use assets	Other assets	$39,300	$46,747
Current lease liabilities	Other liabilities	10,467	11,403
Non-current lease liabilities	Other liabilities	31,319	34,785

The table below provides a summary of the contractual maturities of our operating lease liabilities:

March 31, 2020
2020	$9,938
2021	9,578
2022	7,893
2023	6,873
2024	5,147
2025 and beyond	12,205
Total lease payments (1)	51,634
Less: Imputed interest	(9,848)
Present value of lease liabilities	$41,786

(1) Amount excludes short-term leases.

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
The following tables set forth selected and unaudited condensed consolidated statement of earnings results by segment and for our other activities:

	Three Months Ended March 31, 2020
	Non-life Run-off	Atrium	StarStone	Other	Total
Gross premiums written	$327	$57,837	$279,854	$(3,885)	$334,133

Net premiums written	$2,176	$48,698	$189,035	$(3,221)	$236,688

Net premiums earned	$16,030	$42,370	$198,160	$3,337	$259,897
Net incurred losses and LAE	62,034	(28,416)	(139,030)	(2,482)	(107,894)
Acquisition costs	(6,907)	(14,384)	(45,212)	(83)	(66,586)
Operating expenses	(48,210)	(2,877)	(34,552)	—	(85,639)
Underwriting income (loss)	22,947	(3,307)	(20,634)	772	(222)
Net investment income (loss)	67,451	1,525	11,352	(2,488)	77,840
Net realized and unrealized losses	(574,682)	(5,708)	(54,086)	—	(634,476)
Fees and commission income	4,985	2,543	—	—	7,528
Other income (expense)	22,295	35	85	(1,971)	20,444
Corporate expenses	(8,120)	(3,138)	(574)	(16,040)	(27,872)
Interest income (expense)	(15,899)	—	(447)	2,931	(13,415)
Net foreign exchange gains (losses)	14,653	(2,133)	(590)	—	11,930
LOSS BEFORE INCOME TAXES	(466,370)	(10,183)	(64,894)	(16,796)	(558,243)
Income tax benefit	2,807	753	1,615	—	5,175
Earnings from equity method investments	12,450	—	—	—	12,450
NET LOSS	(451,113)	(9,430)	(63,279)	(16,796)	(540,618)
Net loss attributable to noncontrolling interest	2,087	3,868	26,767	—	32,722
NET LOSS ATTRIBUTABLE TO ENSTAR	(449,026)	(5,562)	(36,512)	(16,796)	(507,896)
Dividends on preferred shares	—	—	—	(8,925)	(8,925)
NET LOSS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(449,026)	$(5,562)	$(36,512)	$(25,721)	$(516,821)

Underwriting ratios:
Loss ratio		67.1%	70.2%
Acquisition expense ratio		33.9%	22.8%
Operating expense ratio		6.8%	17.4%
Combined ratio		107.8%	110.4%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2019
	Non-life Run-off	Atrium	StarStone	Other	Total
Gross premiums written	$(20,877)	$53,985	$251,373	$864	$285,345

Net premiums written	$(19,178)	$46,499	$194,601	$845	$222,767

Net premiums earned	$76,674	$38,753	$213,262	$6,598	$335,287
Net incurred losses and LAE	(95,182)	(17,214)	(195,052)	(4,956)	(312,404)
Life and Annuity Policy Benefits	—	—	—	(96)	(96)
Acquisition costs	(28,155)	(13,742)	(51,659)	(232)	(93,788)
Operating expenses	(43,992)	(3,033)	(35,994)	—	(83,019)
Underwriting income (loss)	(90,655)	4,764	(69,443)	1,314	(154,020)
Net investment income (loss)	66,728	1,711	11,942	(1,685)	78,696
Net realized and unrealized gains	436,186	2,913	20,658	1,034	460,791
Fees and commission income	4,832	1,849	—	—	6,681
Other income	5,504	36	60	212	5,812
Corporate expenses	(16,570)	(3,788)	—	(8,697)	(29,055)
Interest income (expense)	(12,116)	—	(475)	1,555	(11,036)
Net foreign exchange gains (losses)	3,618	825	(594)	1	3,850
EARNINGS (LOSS) BEFORE INCOME TAXES	397,527	8,310	(37,852)	(6,266)	361,719
Income tax expense	(2,720)	(685)	(1,259)	(85)	(4,749)
Earnings from equity method investments	8,584	—	188	—	8,772
NET EARNINGS (LOSS)	403,391	7,625	(38,923)	(6,351)	365,742
Net loss (earnings) attributable to noncontrolling interest	(2,646)	(3,128)	7,922	—	2,148
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR	400,745	4,497	(31,001)	(6,351)	367,890
Dividend on preferred shares	—	—	—	(9,139)	(9,139)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$400,745	$4,497	$(31,001)	$(15,490)	$358,751

Underwriting ratios:
Loss ratio		44.4%	91.5%
Acquisition expense ratio		35.5%	24.2%
Operating expense ratio		7.8%	16.9%
Combined ratio		87.7%	132.6%

Assets by Segment
Invested assets are managed on a subsidiary basis, and investment income and realized and unrealized gains (losses) on investments are recognized in each segment as earned. Our total assets by segment and for our other activities were as follows:

	March 31, 2020	December 31, 2019
Assets by Segment:
Non-life Run-off	$15,438,588	$15,775,409
Atrium	590,805	580,405
StarStone	3,627,036	3,522,353
Other	(524,920)	(514,852)
Total assets	$19,131,509	$19,363,315

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition as of March 31, 2020 and our results of operations for the three months ended March 31, 2020 and 2019 should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2019. Some of the information contained in this discussion and analysis or included elsewhere in this quarterly report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" included in this Quarterly Report on Form 10-Q and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Our business strategies are discussed in "Item 1. Business - Company Overview", "- Business Strategy", "-Strategic Growth" and "- Recent Acquisitions and Significant New Business" in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
During the three months ended March 31, 2020, our book value per ordinary share on a fully diluted basis decreased by 12.7% to $172.83 per ordinary share. The decrease was primarily due to the net loss for the three months ended March 31, 2020, which was primarily the result of net unrealized investment losses, as discussed more fully below.
The table below summarizes the calculation of our fully diluted book value per ordinary share:

	March 31, 2020	December 31, 2019	Change
	(expressed in thousands of U.S. dollars, except share and per share data)
Numerator:
Total Enstar Shareholder's Equity	$4,276,599	$4,842,183	$(565,584)
Less: Series D and E Preferred Shares	510,000	510,000	—
Total Enstar Ordinary Shareholders' Equity (A)	3,766,599	4,332,183	(565,584)
Proceeds from assumed conversion of warrants(1)	20,229	20,229	—
Numerator for fully diluted book value per ordinary share calculations (B)	$3,786,828	$4,352,412	$(565,584)

Denominator:
Ordinary shares outstanding (C) (2)	21,554,120	21,511,505	42,615
Effect of dilutive securities:
Share-based compensation plans (3)	180,257	302,565	(122,308)
Warrants(1)	175,901	175,901	—
Fully diluted ordinary shares outstanding (D)	21,910,278	21,989,971	(79,693)

Book value per ordinary share:
Basic book value per ordinary share = (A) / (C)	$174.75	$201.39	$(26.64)
Fully diluted book value per ordinary share = (B) / (D)	$172.83	$197.93	$(25.10)
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
(2) Ordinary shares outstanding includes voting and non-voting shares but excludes ordinary shares held in the Enstar Group Limited Employee Benefit Trust (the "EB Trust") in respect of awards made under our Joint Share Ownership Plan, a sub-plan to our Amended and Restated 2016 Equity Incentive Plan (the "JSOP").
(3) Share-based dilutive securities include restricted shares, restricted share units, and performance share units ("PSUs"). The amounts for PSUs and ordinary shares held in the EB trust in respect of the JSOP are adjusted at the end of each period end to reflect the latest estimated performance multipliers for the respective awards. The JSOP shares did not have a dilutive effect as at March 31, 2020.

Non-GAAP Financial Measure
In addition to presenting net earnings (loss) attributable to Enstar ordinary shareholders and diluted earnings (loss) per ordinary share determined in accordance with U.S. GAAP, we believe that presenting non-GAAP operating income (loss) attributable to Enstar ordinary shareholders and non-GAAP diluted operating income (loss) per ordinary share provides investors with valuable measures of our performance.
Non-GAAP operating income (loss) attributable to Enstar ordinary shareholders is calculated by the addition or subtraction of certain items from within our consolidated statements of earnings to or from net earnings (loss) attributable to Enstar ordinary shareholders, the most directly comparable GAAP financial measure, as illustrated in the table below:

	Three Months Ended
	March 31,
	2020	2019
	(expressed in thousands of U.S. dollars, except share and per share data)
Net earnings (loss) attributable to Enstar ordinary shareholders	$(516,821)	$358,751
Adjustments:
Net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed (1)	283,385	(246,151)
Change in fair value of insurance contracts for which we have elected the fair value option	(58,237)	56,041
Tax effects of adjustments (2)	(27,074)	21,849
Adjustments attributable to noncontrolling interest (3)	(17,495)	9,170
Non-GAAP operating income (loss) attributable to Enstar ordinary shareholders (4)	$(336,242)	$199,660

Diluted net earnings (loss) per ordinary share (5)	$(23.98)	$16.57
Adjustments:
Net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed (1)	13.15	(11.37)
Change in fair value of insurance contracts for which we have elected the fair value option	(2.70)	2.59
Tax effects of adjustments (2)	(1.26)	1.01
Adjustments attributable to noncontrolling interest (3)	(0.81)	0.42
Diluted non-GAAP operating income (loss) per ordinary share (4) (5)	$(15.60)	$9.22

Weighted average ordinary shares outstanding:
Basic	21,549,844	21,463,499
Diluted	21,779,906	21,645,862
(1) Represents the net realized and unrealized gains and losses related to fixed maturity securities included in net earnings (loss). Our fixed maturity securities are held directly on our balance sheet and also within the "Funds held - directly managed" balance. Refer to Note 4 - "Investments" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for further details on our net realized and unrealized gains and losses.
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

Basis of Non-GAAP Operating Income (Loss) Financial Measure
Our non-GAAP measure shown above, as defined in Item 10(e) of Regulation S-K, enables readers of the consolidated financial statements to analyze our results in a way that is more aligned with the manner in which our management measures our underlying performance. We believe that presenting this non-GAAP financial measure, which may be defined and calculated differently by other companies, improves the understanding of our consolidated results of operations. This measure should not be viewed as a substitute for those calculated in accordance with U.S. GAAP.
Non-GAAP operating income (loss) excludes: (i) net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed included in net earnings (loss); (ii) change in fair value of insurance contracts for which we have elected the fair value option; (iii) gain (loss) on sale of subsidiaries, if any; (iv) net earnings (loss) from discontinued operations, if any; (v) tax effect of these adjustments where applicable; and (vi) attribution of share of adjustments to noncontrolling interest, where applicable. We eliminate the impact of net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed and change in fair value of insurance contracts for which we have elected the fair value option because these items are subject to significant fluctuations in fair value from period to period, driven primarily by market conditions and general economic conditions, and therefore their impact on our earnings is not reflective of the performance of our core operations. When applicable, we eliminate the impact of gain (loss) on sale of subsidiaries and net earnings (loss) on discontinued operations because these are not reflective of the performance of our core operations.
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

Current Outlook
The evolving COVID-19 pandemic has caused significant disruption in global financial markets and economies and has adversely impacted our financial results for the three months ended March 31, 2020. Although the operational impact to us has been minimal, with virtually all of our employees working remotely, the scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic are changing rapidly and are difficult to anticipate. As with others in our industry, we are subject to economic factors such as interest rates, foreign exchange rates, underwriting events, regulation, tax policy changes, political risks and other market risks that can impact our strategy and operations. For additional information on the risks posed by the COVID-19 pandemic, refer to "Risk Factors" included in this Quarterly Report on Form 10-Q.
Investments. The value of our investment portfolio has been significantly impacted by the ongoing uncertainty and volatility in financial markets caused by the COVID-19 pandemic. For our fixed income portfolio, the COVID-19 pandemic has coincided with interest rates dropping to historically low levels. Decreasing interest rates would typically create unrealized gains in our fixed income portfolio. However, widening credit spreads during the period caused unrealized losses in our fixed income portfolio that were greater than the unrealized gains. Because our general practice is to hold our fixed income securities for the payment of policyholder obligations, absent any losses from credit defaults these investments are expected to mature at full value. Our fixed income portfolio had an A+ average credit rating as of March 31, 2020, but the COVID-19 pandemic has increased the risk of defaults across many industries and we continue to monitor credit risk during this time of volatility. We expect interest rates and credit spreads will remain volatile in the near-term.
Our other investments, including equities, hedge funds and other non-fixed income investments, carry higher expected returns, have a longer investment time horizon, and provide diversification from our fixed income portfolio. We therefore accept that their returns may be relatively volatile over the short term. Heightened volatility in equity markets has occurred during the COVID-19 pandemic, and equity prices generally declined sharply during the first quarter of 2020, resulting in unrealized losses in our equity and other investments. We anticipate continued volatility in the global investment markets as a result of the economic conditions caused by the COVID-19 pandemic.
Our results for the three months ended March 31, 2020 included the impact of unrealized investment losses of $612.6 million due to the disruption in financial markets resulting from the COVID-19 pandemic, of which $423.2 million subsequently reversed as unrealized gains during the month ended April 30, 2020. The table below illustrates the impact of unrealized gains (losses) on our results:

	Three Months Ended March 31, 2020	Period from April 1, 2020 to April 30, 2020(1)
	(in thousands of U.S. dollars)
Net unrealized gains (losses) on investments:
Fixed maturity securities, trading and funds held(2)	$(286,310)	$235,577
Other investments and equities	(350,084)	197,362
Total net unrealized gains (losses) on investments	(636,394)	432,939
less: Noncontrolling interest share	23,803	(9,775)
Earnings impact of net unrealized gains (losses) on investments	$(612,591)	$423,164
(1) Given the continuing volatility in the financial markets, there can be no assurance that the unrealized gains we have seen in our investment portfolio during the month of April 2020 will not be offset by realized or unrealized losses in our investment portfolio during the balance of our fiscal quarter ending June 30, 2020 or thereafter.
(2) Many insurance companies predominantly use available-for-sale accounting where unrealized amounts are recorded directly to shareholders’ equity and therefore do not impact earnings. Unrealized amounts would only become realizable in the event of a sale of the specific securities prior to maturity or a credit default. Historically, we have generally accounted for our fixed income portfolio as trading, which is reflected in earnings. However, from October 1, 2019, we have elected to use available-for-sale accounting for all newly acquired business and, where permissible, as trading fixed income securities mature, we are reinvesting the proceeds into available-for-sale securities.

Non-life Run-off. During the three months ended March 31, 2020, our Non-life Run-off segment had no net incurred losses and LAE related to the COVID-19 pandemic, and our acquisition activity proceeded in the ordinary cause. During the three months ended March 31, 2020, we completed a transaction with Lyft and signed transactions with both AXA XL and Aspen, which we expect to close in 2020 along with the previously announced Munich Re Australia transaction. Collectively, these transactions represent approximately $1.6 billion of assets and liabilities. Refer to Note 3 - "Significant New Business" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for further details on these transactions.
Active Underwriting. Our Atrium and StarStone segments incurred underwriting losses during the three months ended March 31, 2020 relating to the COVID-19 pandemic, as shown below:

	Atrium			StarStone
	Atrium Net (25% of S609)	Noncontrolling Interests' Share	Enstar's share of Atrium	StarStone Net (Segment Level)	Noncontrolling Interests' Share	Enstar's share of StarStone	Total Enstar share
	(in millions of U.S. dollars)
COVID-19 net incurred losses and LAE	$8.6	$(3.5)	$5.1	$32.1	$(9.9)	$22.2	$27.3
COVID-19 net incurred losses and LAE for the Atrium segment primarily included losses in the accident and health and non-marine direct and facultative lines of business, whereas losses in the StarStone segment included losses primarily in the casualty, property and marine lines of business. For a breakdown of COVID-19 net incurred losses and LAE by segment and line of business, refer to the "Atrium Segment" and "StarStone Segment" sections below. We expect lower gross written premium in certain business lines, primarily commercial lines, possibly materially lower, due to the severely reduced business activity following government restrictions that have temporarily prevented many businesses from operating in their usual manner.
The amounts of Non-life Run-off, Atrium and StarStone losses referenced herein represent our estimate of underwriting losses related to the COVID-19 pandemic incurred through March 31, 2020. Given the uncertainties associated with the COVID-19 pandemic and its impact, and the limited information upon which our current estimates have been made, our preliminary reserves and the estimated liability for losses and LAE arising from the COVID-19 pandemic may materially change.

Consolidated Results of Operations - For the Three Months Ended March 31, 2020 and 2019
The following table sets forth our unaudited condensed consolidated statements of earnings for each of the periods indicated. For a discussion of the critical accounting policies that affect the results of operations, see "Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2019, and within this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,
	2020	2019	Change
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$259,897	$335,287	$(75,390)
Fees and commission income	7,528	6,681	847
Net investment income	77,840	78,696	(856)
Net realized and unrealized gains (losses) (1)	(634,476)	460,791	(1,095,267)
Other income	20,444	5,812	14,632
	(268,767)	887,267	(1,156,034)
EXPENSES
Net incurred losses and LAE	107,894	312,404	(204,510)
Life and annuity policy benefits	—	96	(96)
Acquisition costs	66,586	93,788	(27,202)
General and administrative expenses	113,511	112,074	1,437
Interest expense	13,415	11,036	2,379
Net foreign exchange gains	(11,930)	(3,850)	(8,080)
	289,476	525,548	(236,072)
EARNINGS (LOSS) BEFORE INCOME TAXES	(558,243)	361,719	(919,962)
Income tax benefit (expense)	5,175	(4,749)	9,924
Earnings from equity method investments	12,450	8,772	3,678
NET EARNINGS (LOSS)	(540,618)	365,742	(906,360)
Net loss attributable to noncontrolling interest	32,722	2,148	30,574
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR	(507,896)	367,890	(875,786)
Dividends on preferred shares	(8,925)	(9,139)	214
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(516,821)	$358,751	$(875,572)
(1) Many insurance companies predominantly use AFS accounting where unrealized amounts are recorded directly to shareholders’ equity and therefore do not impact earnings. Unrealized amounts would only become realizable in the event of a sale of the specific securities prior to maturity or a credit default. We have historically utilized trading accounting, where unrealized amounts are reflected in earnings. However, from October 1, 2019 we have been electing to use AFS accounting for all new acquisitions and, where permissible, as trading fixed maturity securities mature, we are reinvesting the proceeds into AFS securities for the Non-Life Run-off and StarStone segments. For a breakdown between realized and unrealized gains and losses, refer to Note 4 - "Investments" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Highlights
Consolidated Results of Operations for the Three Months Ended March 31, 2020:

•	Consolidated net loss attributable to Enstar ordinary shareholders of $516.8 million and basic and diluted net loss per ordinary share of $23.98.

•
Non-GAAP operating loss attributable to Enstar ordinary shareholders of $336.2 million and diluted non-GAAP operating loss per ordinary share of $15.60. For a reconciliation of non-GAAP operating loss attributable to Enstar ordinary shareholders to net loss attributable to Enstar ordinary shareholders calculated in accordance with GAAP, and diluted non-GAAP operating loss per ordinary share to diluted net loss per ordinary share calculated in accordance with GAAP, see "Non-GAAP Financial Measure" above.

•
Net loss from our Non-life Run-off segment of $449.0 million, including net realized and unrealized losses of $574.7 million comprising $2.1 million of net realized gains and $576.8 million of net unrealized losses driven by the impact of the changes in the fair value of our investment portfolio attributable to the recent disruption in global financial markets associated with the COVID-19 pandemic.

•
Combined ratio of 107.8% for our Atrium segment, with net premiums earned of $42.4 million. Excluding the estimated underwriting losses related to the COVID-19 pandemic, the combined ratio for the Atrium segment was 87.6% for the three months ended March 31, 2020.

•
Combined ratio of 116.8% for StarStone's core business lines and 110.4% for StarStone segment, with net premiums earned of $198.2 million. Excluding the estimated underwriting losses related to the COVID-19 pandemic, the combined ratio for the StarStone segment was 94.2% for the three months ended March 31, 2020.

Consolidated Financial Condition as of March 31, 2020:

•	Total investments, cash and funds held of $14.4 billion.

•	Total reinsurance balances recoverable on paid and unpaid losses of $2.3 billion.

•	Total assets of $19.1 billion.

•
Total gross and net reserves for losses and LAE of $10.4 billion and $8.1 billion, respectively. During the three months ended March 31, 2020, our Non-life Run-off segment assumed gross and net reserves of $471.2 million.

•	Total capital under management of $6.2 billion, including common equity of $3.8 billion, preferred equity of $510.0 million, noncontrolling interests of $406.2 million and debt of $1.5 billion.

•
Diluted book value per ordinary share of $172.83, a decrease of 12.7% since December 31, 2019, which was driven primarily by the impact of the changes in the fair value of our investment portfolio attributable to the recent disruption in global financial markets associated with the COVID-19 pandemic.

Consolidated Overview - For the Three Months Ended March 31, 2020 and 2019
In addition to the impact of the COVID-19 pandemic in 2020, the comparability of our results across different periods was impacted by the acquisitions and reinsurance transactions we completed during 2020 with Lyft and in 2019 with Morse TEC, Zurich, Maiden Re, Amerisure and AmTrust. Refer to Note 3 - "Significant New Business" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for further details on the Lyft transaction and "Item 1. Business - Recent Acquisitions and Significant New Business" in our Annual Report on Form 10-K for the year ended December 31, 2019 for further details on the 2019 transactions.
We reported consolidated net losses attributable to Enstar ordinary shareholders of $516.8 million for the three months ended March 31, 2020, a decrease of $875.6 million from net earnings of $358.8 million for the three months ended March 31, 2019. The most significant drivers of our consolidated financial performance during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 included:

•
Non-life Run-off - Net losses attributable to the Non-life Run-off segment were $449.0 million for the three months ended March 31, 2020 compared to net earnings of $400.7 million for the three months ended March 31, 2019. The decrease in net earnings of $849.8 million was primarily due to net realized and unrealized losses of $574.7 million on our investment portfolio in the current period compared to net gains of $436.2 million in the comparative period. Current period net realized and unrealized losses were driven primarily by the impact of the changes in the fair value of our investment portfolio attributable to the recent disruption in global financial markets associated with the COVID-19 pandemic. The current period unrealized investment results were partially offset by net favorable development on losses and LAE of $62.0 million, including $58.2 million relating to fair value accounting on certain liabilities for which we had elected the fair value option.

•
Atrium - Net losses attributable to the Atrium segment were $5.6 million for the three months ended March 31, 2020 compared to net earnings of $4.5 million for the three months ended March 31, 2019. The decrease in net earnings was primarily due to a higher loss ratio and net realized and unrealized losses on our investment portfolio in the current period, both of which were largely driven by losses related to the COVID-19 pandemic.

•
StarStone - Net losses attributable to the StarStone segment were $36.5 million for the three months ended March 31, 2020 compared to net losses of $31.0 million for the three months ended March 31, 2019. The increase in net losses was primarily due to net realized and unrealized losses on our investment portfolio and underwriting losses in the current period which were also driven by the impact of COVID-19. These losses were partially offset by otherwise improved underwriting results, which would have seen a return to profitability if not for the impact of the COVID-19 pandemic.

•
Net Realized and Unrealized Gains (Losses) - Consolidated net realized and unrealized losses were $634.5 million for the three months ended March 31, 2020 compared to net gains of $460.8 million for the three months ended March 31, 2019. The net realized and unrealized losses in the current period were primarily attributable to decreases in the valuation of our fixed maturity, other and equity investments, primarily due to the recent disruption in global financial markets associated with the COVID-19 pandemic. Given the unique circumstances of the COVID-19 pandemic, the Company has also recorded an unrealized loss estimate for the fair value of certain other investments that are typically reported on a lag basis. For further information on investment valuation methodologies, refer to Note 10 - "Fair Value Measurements" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

•
Non-GAAP Operating Income (Loss) - Our non-GAAP operating loss attributable to Enstar ordinary shareholders, which excludes the impact of net realized and unrealized gains and losses on fixed maturity investments and other items, was $336.2 million for the three months ended March 31, 2020, a decrease of $535.9 million from non-GAAP operating income attributable to Enstar ordinary shareholders of $199.7 million for the three months ended March 31, 2019. The decrease was primarily attributable to net realized and unrealized losses on our other investments and equities of $258.1 million and $93.0 million, respectively, during the three months ended March 31, 2020. For a reconciliation of non-GAAP operating income (loss) attributable to Enstar ordinary shareholders to net earnings (loss) attributable to Enstar ordinary shareholders calculated in accordance with GAAP, see "Non-GAAP Financial Measures" above.

Results of Operations by Segment - For the Three Months Ended March 31, 2020 and 2019
We have three reportable segments of business that are each managed, operated and reported upon separately: (i) Non-life Run-off; (ii) Atrium; and (iii) StarStone. Our other activities, which do not qualify as a reportable segment, include our corporate expenses, debt servicing costs, holding company income and expenses, foreign exchange and other miscellaneous items. These segments are described in Note 1 - "Description of Business" to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019.
The below table provides a split by operating segment and our other activities of the net earnings (loss) attributable to Enstar ordinary shareholders:

	Three Months Ended
	March 31,
	2020	2019	Change
	(in thousands of U.S. dollars)
Segment split of net earnings (loss) attributable to Enstar ordinary shareholders:
Non-life Run-off	$(449,026)	$400,745	$(849,771)
Atrium	(5,562)	4,497	(10,059)
StarStone	(36,512)	(31,001)	(5,511)
Other	(25,721)	(15,490)	(10,231)
Net earnings (loss) attributable to Enstar ordinary shareholders	$(516,821)	$358,751	$(875,572)
The following is a discussion of our results of operations by segment.

Non-life Run-off Segment
The following is a discussion and analysis of the results of operations for our Non-life Run-off segment.

	Three Months Ended
	March 31,
	2020	2019	Change
	(in thousands of U.S. dollars)
Gross premiums written	$327	$(20,877)	$21,204

Net premiums written	$2,176	$(19,178)	$21,354

Net premiums earned	$16,030	$76,674	$(60,644)
Net incurred losses and LAE (1)	62,034	(95,182)	157,216
Acquisition costs	(6,907)	(28,155)	21,248
Operating expenses	(48,210)	(43,992)	(4,218)
Underwriting income (loss) (1)	22,947	(90,655)	113,602
Net investment income	67,451	66,728	723
Net realized and unrealized gains (losses) (2)	(574,682)	436,186	(1,010,868)
Fees and commission income	4,985	4,832	153
Other income	22,295	5,504	16,791
Corporate expenses	(8,120)	(16,570)	8,450
Interest expense	(15,899)	(12,116)	(3,783)
Net foreign exchange gains	14,653	3,618	11,035
EARNINGS (LOSS) BEFORE INCOME TAXES	(466,370)	397,527	(863,897)
Income tax benefit (expense)	2,807	(2,720)	5,527
Earnings from equity method investments	12,450	8,584	3,866
NET EARNINGS (LOSS)	(451,113)	403,391	(854,504)
Net loss (earnings) attributable to noncontrolling interest	2,087	(2,646)	4,733
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(449,026)	$400,745	$(849,771)
(1) Comparability between periods is impacted by the current period net incurred losses and LAE as acquired unearned premium is earned, and by changes in fair value due to the election of the fair value option on certain business. Refer to Net Incurred Losses and LAE table for further details.
(2) Many insurance companies predominantly use AFS accounting where unrealized amounts are recorded directly to shareholders’ equity and therefore do not impact earnings. Unrealized amounts would only become realizable in the event of a sale of the specific securities prior to maturity or a credit default. We have historically utilized trading accounting, where unrealized amounts are reflected in earnings. However, from October 1, 2019 we have been electing to use AFS accounting for all new acquisitions and, where permissible, as trading fixed maturity securities mature, we are reinvesting the proceeds into AFS securities for the Non-Life Run-off segment.

Overall Results
Three Months Ended March 31: Net losses were $449.0 million for the three months ended March 31, 2020 compared to net earnings of $400.7 million for the three months ended March 31, 2019, a decrease of $849.8 million. This decrease was primarily due to net realized and unrealized losses of $574.7 million on our investment portfolio in the current period compared to net gains of $436.2 million in the comparative period, a change of $1.0 billion. Current period net realized and unrealized losses were driven primarily by the impact of the changes in the fair value of our investment portfolio attributable to the recent disruption in global financial markets associated with the COVID-19 pandemic. Investment results are separately discussed below in "Investments Results - Consolidated."
Partially offsetting current period investment losses was a favorable reduction in estimates of prior period net ultimate losses of $27.9 million in the current period, compared to a reduction of $10.3 million in the comparative period. Our underwriting result also includes the amortization of deferred charge assets, amortization of fair value adjustments and the change in fair value for those liabilities where we elected the fair value option, representing an aggregate reduction of $34.5 million in the current period compared to an aggregate expense of $71.9 million in the comparative period.

Net Premiums Earned:
The following table shows the gross and net premiums written and earned for the Non-life Run-off segment:

	Three Months Ended
	March 31,
	2020	2019	Change
	(in thousands of U.S. dollars)
Gross premiums written	$327	$(20,877)	$21,204
Ceded reinsurance premiums written	1,849	1,699	150
Net premiums written	$2,176	$(19,178)	$21,354

Gross premiums earned	$18,078	$83,966	$(65,888)
Ceded reinsurance premiums earned	(2,048)	(7,292)	5,244
Net premiums earned	$16,030	$76,674	$(60,644)
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

Three Months Ended March 31: Net premiums written in the three months ended March 31, 2020 of $2.2 million were primarily related to adjustment premiums received on legacy business. Net premiums earned in the three months ended March 31, 2020 of $16.0 million were primarily related to the run-off business assumed as a result of the AmTrust RITC transactions. Net premiums written in the three months ended March 31, 2019 of $(19.2) million were primarily related to reductions in net written premium on legacy business for which corresponding unearned premium was also released. Premiums earned in the three months ended March 31, 2019 of $76.7 million were primarily related to the run-off business assumed as a result of the AmTrust RITC transactions and the acquisition of Maiden Reinsurance North America, Inc.

Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Non-life Run-off segment:

	Three Months Ended March 31,
	2020			2019
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$257,726	$1,240	$258,966	$331,055	$18,014	$349,069
Net change in case and LAE reserves (1)	(176,252)	1,672	(174,580)	(97,573)	19,872	(77,701)
Net change in IBNR reserves (2)	(109,334)	4,937	(104,397)	(243,815)	10,920	(232,895)
Increase (reduction) in estimates of net ultimate losses	(27,860)	7,849	(20,011)	(10,333)	48,806	38,473
Increase (reduction) in provisions for unallocated LAE	(7,479)	—	(7,479)	(15,440)	265	(15,175)
Amortization of deferred charge assets	14,630	—	14,630	7,064	—	7,064
Amortization of fair value adjustments	9,063	—	9,063	8,779	—	8,779
Changes in fair value - fair value option	(58,237)	—	(58,237)	56,041	—	56,041
Net incurred losses and LAE	$(69,883)	$7,849	$(62,034)	$46,111	$49,071	$95,182
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

Three Months Ended March 31: The reduction of net incurred losses and LAE for the three months ended March 31, 2020 of $62.0 million included net incurred losses and LAE of $7.8 million related to current period net earned premium, primarily in respect of the run-off business acquired with the AmTrust RITC transactions. Excluding current period net incurred losses and LAE of $7.8 million, the reduction in net incurred losses and LAE relating to prior periods was $69.9 million, which was attributable to a reduction in estimates of net ultimate losses of $27.9 million, a reduction in the fair value of liabilities of $58.2 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option and a reduction in provisions for unallocated LAE of $7.5 million relating to 2020 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired of $9.1 million and amortization of the deferred charge assets of $14.6 million. The reduction in estimates of net ultimate losses relating to prior periods of $27.9 million for the three months ended March 31, 2020 included a net reduction in case and IBNR reserves of $285.6 million, partially offset by net losses paid of $257.7 million.
Net incurred losses and LAE for the three months ended March 31, 2019 of $95.2 million included net incurred losses and LAE of $49.1 million related to current period net earned premium, primarily for the run-off business acquired with the AmTrust RITC transactions and the acquisition of Maiden Re North America. Excluding current period net incurred losses and LAE of $49.1 million, net incurred losses and LAE relating to prior periods was $46.1 million, which was attributable to an increase in the fair value of liabilities of $56.0 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, amortization of fair value adjustments over the estimated payout period relating to companies acquired of $8.8 million and amortization of the deferred charge assets of $7.1 million, partially offset by a reduction in estimates of net ultimate losses of $10.3 million and a reduction in provisions for unallocated LAE of $15.4 million relating to 2019 run-off activity. The reduction in estimates of net ultimate losses relating to prior periods of $10.3 million for the three months ended March 31, 2019 included a net reduction in case and IBNR reserves of $341.4 million, partially offset by net losses paid of $331.1 million.

Acquisition Costs:
Three Months Ended March 31: Acquisition costs were $6.9 million and $28.2 million for the three months ended March 31, 2020 and 2019, respectively. The reduction in acquisition costs compared to the prior period was due to a lower level of net premiums earned and lower associated acquisition costs in respect of the run-off business assumed through the AmTrust RITC transactions.
Fees and Commission Income:
Three Months Ended March 31: Our management companies in the Non-life Run-off segment earned fees and commission income of $5.0 million for the three months ended March 31, 2020 was consistent with fees and commission income of $4.8 million for the three months ended March 31, 2019.
Other Income:
Three Months Ended March 31: For the three months ended March 31, 2020, we recorded other income of $22.3 million compared to $5.5 million for the three months ended March 31, 2019, a change of $16.8 million, primarily as a result of reductions in defendant asbestos and environmental net liabilities.
General and Administrative Expenses:
General and administrative expenses consist of operating expenses and corporate expenses.

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands of U.S. dollars)
Operating expenses	$48,210	$43,992	$4,218
Corporate expenses	8,120	16,570	(8,450)
General and administrative expenses	$56,330	$60,562	$(4,232)
Three Months Ended March 31: General and administrative expenses were $56.3 million and $60.6 million for the three months ended March 31, 2020 and 2019, respectively, a decrease of $4.2 million. The decrease was primarily attributable to the accrual of lower performance-based salary and benefits expenses as a result of lower net earnings in 2020 compared to 2019.

Interest Expense:
Three Months Ended March 31: Interest expense was $15.9 million and $12.1 million for the three months ended March 31, 2020 and 2019, respectively, an increase of $3.8 million. The increase in interest expense for the three months ended March 31, 2020 reflects higher debt balances in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 as facilities were utilized during the current quarter to (i) provide $150.0 million of funding for significant new business and (ii) provide $200.0 million of additional liquidity to the Company to maximize financial flexibility following the recent disruption in global financial markets associated with the COVID-19 pandemic.
Net Foreign Exchange Gains:
Three Months Ended March 31: Net foreign exchange gains were $14.7 million compared to $3.6 million for the three months ended March 31, 2020 and 2019, respectively. The increase of $11.0 million was primarily the result of increased volatility in foreign exchange markets associated the COVID-19 pandemic and the resulting impact on non U.S. dollar denominated investments and technical balances.
Income Taxes:
Three Months Ended March 31: For the three months ended March 31, 2020 income tax benefit was $2.8 million compared to an income tax expense of $2.7 million for the three months ended March 31, 2019, a change of $5.5 million, which primarily resulted from lower earnings before income taxes in the current period.
Earnings from Equity Method Investments:
Three Months Ended March 31: For the three months ended March 31, 2020 and 2019, earnings from equity method investments were $12.5 million and $8.6 million, respectively, an increase of $3.9 million. The increase was primarily due to increased earnings from our investment in Enhanzed Re in the current period.
Noncontrolling Interest:
Three Months Ended March 31: Net losses attributable to noncontrolling interest in our Non-life Run-off segment were $2.1 million for the three months ended March 31, 2020, compared to net earnings of $2.6 million for the three months ended March 31, 2019. The change of $4.7 million was due to losses made in the three months ended March 31, 2020 by those companies where there is a noncontrolling interest, compared to earnings generated by those companies in the three months ended March 31, 2019.

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
The following is a discussion and analysis of the results of operations for our Atrium segment.

	Three Months Ended
	March 31,
	2020	2019	Change
	(in thousands of U.S. dollars)
Gross premiums written	$57,837	$53,985	$3,852

Net premiums written	$48,698	$46,499	$2,199

Net premiums earned	$42,370	$38,753	$3,617
Net incurred losses and LAE	(28,416)	(17,214)	(11,202)
Acquisition costs	(14,384)	(13,742)	(642)
Operating expenses	(2,877)	(3,033)	156
Underwriting income (loss)	(3,307)	4,764	(8,071)
Net investment income	1,525	1,711	(186)
Net realized and unrealized gains (losses) (1)	(5,708)	2,913	(8,621)
Fees and commission income	2,543	1,849	694
Other income	35	36	(1)
Corporate expenses	(3,138)	(3,788)	650
Net foreign exchange gains (losses)	(2,133)	825	(2,958)
EARNINGS (LOSS) BEFORE INCOME TAXES	(10,183)	8,310	(18,493)
Income tax benefit (expense)	753	(685)	1,438
NET EARNINGS (LOSS)	(9,430)	7,625	(17,055)
Net loss (earnings) attributable to noncontrolling interest	3,868	(3,128)	6,996
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(5,562)	$4,497	$(10,059)

Underwriting ratios(2):
Loss ratio	67.1%	44.4%	22.7%
Acquisition cost ratio	33.9%	35.5%	(1.6)%
Operating expense ratio	6.8%	7.8%	(1.0)%
Combined ratio	107.8%	87.7%	20.1%
(1) Many insurance companies predominantly use AFS accounting where unrealized amounts are recorded directly to shareholders’ equity and therefore do not impact earnings. Unrealized amounts would only become realizable in the event of a sale of the specific securities prior to maturity or a credit default. For the Atrium segment, we utilize trading accounting, where unrealized amounts are reflected in earnings.
(2) Refer to "Underwriting Ratios" for a description of how these ratios are calculated.
Overall Results
Three Months Ended March 31: Net losses were $5.6 million for the three months ended March 31, 2020 compared to net earnings of $4.5 million for the three months ended March 31, 2019, a decrease of $10.1 million. The decrease in net earnings was primarily due to a higher loss ratio and net realized and unrealized losses on our investment portfolio in the current period, both of which were largely driven by the impact of the COVID-19 pandemic. Excluding the impact of the COVID-19 pandemic, the combined ratio for the three months ended March 31, 2020 was 87.6%. The combined ratio for the three months ended March 31, 2019 was 87.7%.
An analysis of the components of the segment's net earnings before the attribution of net earnings to noncontrolling interest is shown below. Investment results are separately discussed below in "Investments Results - Consolidated."

Gross Premiums Written:
The following table provides gross premiums written by line of business for the Atrium segment:

	Three Months Ended
	March 31,
	2020	2019	Change
	(in thousands of U.S. dollars)
Marine, Aviation and Transit	$15,894	$13,014	$2,880
Binding Authorities	20,288	18,575	1,713
Reinsurance	7,554	8,475	(921)
Accident and Health	8,184	9,212	(1,028)
Non-Marine Direct and Facultative	5,917	4,709	1,208
Total	$57,837	$53,985	$3,852
Three Months Ended March 31: Gross premiums written for the Atrium segment were $57.8 million and $54.0 million for the three months ended March 31, 2020 and 2019, respectively. The increase in gross premiums written for the three months ended March 31, 2020 was seen predominantly across the Marine, Aviation and Transit, Binding Authorities and Non-Marine Direct and Facultative lines of business. The Marine, Aviation and Transit line of business benefited from an increase in rates, while the Binding Authorities and Non-Marine Direct and Facultative lines of business continue to benefit from new opportunities to write new business.
Net Premiums Earned:
The following table provides net premiums earned by line of business for the Atrium segment:

	Three Months Ended
	March 31,
	2020	2019	Change
	(in thousands of U.S. dollars)
Marine, Aviation and Transit	$10,193	$8,399	$1,794
Binding Authorities	19,195	19,195	—
Reinsurance	3,025	3,064	(39)
Accident and Health	4,146	3,919	227
Non-Marine Direct and Facultative	5,811	4,176	1,635
Total	$42,370	$38,753	$3,617
Three Months Ended March 31: Net premiums earned for the Atrium segment were $42.4 million and $38.8 million for the three months ended March 31, 2020 and 2019, respectively. The increase in net premiums earned for the three months ended March 31, 2020 was primarily due to ongoing growth in the Marine, Aviation and Transit and Non-Marine Direct and Facultative lines of business.

Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Atrium segment:

	Three Months Ended March 31,
	2020			2019
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$12,723	$4,285	$17,008	$14,420	$7,893	$22,313
Net change in case and LAE reserves (1)	(3,034)	3,173	139	(6,342)	5,929	(413)
Net change in IBNR reserves (2)	(9,315)	20,446	11,131	(10,232)	4,415	(5,817)
Increase (reduction) in estimates of net ultimate losses	374	27,904	28,278	(2,154)	18,237	16,083
Amortization of fair value adjustments	138	—	138	1,131	—	1,131
Net incurred losses and LAE	$512	$27,904	$28,416	$(1,023)	$18,237	$17,214
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

Three Months Ended March 31: Net incurred losses and LAE for the three months ended March 31, 2020 and 2019 were $28.4 million and $17.2 million, respectively. Net unfavorable prior period loss development was $0.5 million for the three months ended March 31, 2020 compared to net favorable prior period development of $1.0 million for the three months ended March 31, 2019. The current period net unfavorable prior period loss development was driven by reserve strengthening for the construction loss. Excluding prior period loss development, net incurred losses and LAE for the three months ended March 31, 2020 were $27.9 million and included $8.6 million of losses related to the COVID-19 pandemic. Excluding prior period loss development, net incurred losses and LAE for the three months ended March 31, 2019 were $18.2 million. The loss ratios were 67.1% and 44.4% for the three months ended March 31, 2020 and 2019, respectively. Excluding the impact of losses related to the COVID-19 pandemic, the loss ratio for the three months ended March 31, 2020 was 46.8%.
For the three months ended March 31, 2020, net incurred losses and LAE for the Atrium segment included $8.6 million of losses related to the COVID-19 pandemic, with Enstar's share totaling $5.1 million, as follows:

	Three Months Ended March 31, 2020
	Atrium Net (25% of S609)	Noncontrolling Interests' Share	Enstar's share of Atrium
	(in thousands of U.S. dollars)
Marine, Aviation and Transit	$162	$(66)	$96
Accident and Health	6,946	(2,848)	4,098
Non-Marine Direct and Facultative	1,470	(603)	867
COVID-19 net incurred losses and LAE	$8,578	$(3,517)	$5,061

Acquisition Costs:
Three Months Ended March 31: Acquisition costs were $14.4 million and $13.7 million for the three months ended March 31, 2020 and 2019, respectively. The Atrium acquisition cost ratios were 33.9% and 35.5% for the three months ended March 31, 2020 and 2019, respectively. The reduction in the acquisition cost ratio for the current period was primarily due to agreed reductions in brokerage for certain accounts.

Operating Expenses:
Three Months Ended March 31: Operating expenses for the Atrium segment were $2.9 million and $3.0 million for the three months ended March 31, 2020 and 2019, respectively. The operating expense ratio for the three months ended March 31, 2020 was 6.8% compared to 7.8% for the three months ended March 31, 2019. The decrease was driven primarily by the increase in net premiums earned in the current period.
Fees and Commission Income:
Three Months Ended March 31: Fees and commission income was $2.5 million and $1.8 million for the three months ended March 31, 2020 and 2019, respectively. The fees represent profit commission fees earned in relation to AUL’s management of Syndicate 609 and other underwriting consortiums. The increase was primarily due to profit commission income from the space consortium in the current period.
Corporate Expenses:
Three Months Ended March 31: Corporate expenses for the Atrium segment were $3.1 million and $3.8 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in corporate expenses was primarily due to lower variable compensation costs in the three months ended March 31, 2020 due to comparatively lower results in the Atrium segment for the three months ended March 31, 2020.
Noncontrolling Interest:
Three Months Ended March 31: Net losses attributable to the noncontrolling interest in the Atrium segment were $3.9 million for the three months ended March 31, 2020, compared to net earnings attributable to the noncontrolling interest of $3.1 million for the three months ended March 31, 2019. The change in amounts attributable to the noncontrolling interest was due to the incurrence of losses for three months ended March 31, 2020, compared to net earnings generated for the three months ended March 31, 2019, as discussed above.
As of both March 31, 2020 and December 31, 2019, Trident and Dowling had a combined 41.0% noncontrolling interest in Atrium.

StarStone Segment
The results of the StarStone segment include the results of StarStone Specialty Holdings Limited and subsidiaries ("StarStone Group") and intragroup reinsurance cessions:

•
StarStone Group: The repositioning of the underwriting portfolio has continued into 2020 with a focus on achieving underwriting profitability. StarStone has separated its book into "core lines" and "exited lines" to monitor performance during the repositioning phase. The exited lines represent segments or lines of business where new business has ceased and includes certain aerospace, casualty and property lines.

•
Intragroup reinsurance cessions: In partnership with StarStone's other shareholders, we have completed a number of transactions to provide strategic and capital support to StarStone in the form of capital contributions and reinsurances. The intragroup reinsurance cessions also impact comparability between periods. Refer to Note 3 - "Acquisitions" and Note 21 - "Related Party Transactions" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019 for further information. These reinsurance transactions between StarStone Group and other group entities are reflected within StarStone Intra-Group Cessions below (the "StarStone Intra-Group Cessions") and are eliminated upon consolidation.

The discussion below describes the results of the StarStone Group, which does not reflect the impact of the StarStone Intra-Group Cessions, as well as the StarStone segment, which does include the impact of the StarStone Intra-Group Cessions.

	Three Months Ended March 31,
	2020			2019
	StarStone Group	StarStone Intra-Group Cessions	StarStone Segment	StarStone Group	StarStone Intra-Group Cessions	StarStone Segment
	(in thousands of U.S. dollars)
Net premiums earned	$189,791	$8,369	$198,160	$175,382	$37,880	$213,262
Net incurred losses and LAE	(141,262)	2,232	(139,030)	(144,764)	(50,288)	(195,052)
Acquisition costs	(42,668)	(2,544)	(45,212)	(34,548)	(17,111)	(51,659)
Operating expenses	(34,559)	7	(34,552)	(35,617)	(377)	(35,994)
Underwriting income (loss)	(28,698)	8,064	(20,634)	(39,547)	(29,896)	(69,443)
Net investment income	11,344	8	11,352	11,853	89	11,942
Net realized and unrealized gains (1)	(48,011)	(6,075)	(54,086)	18,710	1,948	20,658
Other income	85	—	85	60	—	60
Corporate expenses	(574)	—	(574)	—	—	—
Interest income (expenses)	(1,768)	1,321	(447)	(2,792)	2,317	(475)
Net foreign exchange (loss) gain	(1,855)	1,265	(590)	(242)	(352)	(594)
EARNINGS (LOSS) BEFORE INCOME TAXES	(69,477)	4,583	(64,894)	(11,958)	(25,894)	(37,852)
Income tax benefit (expense)	1,615	—	1,615	(1,259)	—	(1,259)
Earnings from equity method investments	—	—	—	188	—	188
NET EARNINGS (LOSS)	(67,862)	4,583	(63,279)	(13,029)	(25,894)	(38,923)
Net loss (earnings) attributable to noncontrolling interest	27,262	(495)	26,767	5,346	2,576	7,922
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(40,600)	$4,088	$(36,512)	$(7,683)	$(23,318)	$(31,001)

Underwriting ratios(2):
Loss ratio	74.4%	(26.7)%	70.2%	82.5%	132.8%	91.5%
Acquisition cost ratio	22.5%	30.4%	22.8%	19.7%	45.2%	24.2%
Operating expense ratio	18.2%	(0.1)%	17.4%	20.3%	1.0%	16.9%
Combined ratio	115.1%	3.6%	110.4%	122.5%	178.9%	132.6%

(1)
Many insurance companies predominantly use AFS accounting where unrealized amounts are recorded directly to shareholders’ equity and therefore do not impact earnings. Unrealized amounts would only become realizable in the event of a sale of the specific securities prior to maturity or a credit default. We have historically utilized trading accounting, where unrealized amounts are reflected in earnings. However, from October 1, 2019 we have been electing to use AFS accounting for all new acquisitions and, where permissible, as trading fixed maturity securities mature, we are reinvesting the proceeds into AFS securities for the StarStone segment.

(2) Refer to "Underwriting Ratios" for a description of how these ratios are calculated.

The below table presents StarStone Group's underwriting income split by the lines of business that we consider core and exited:

	Three Months Ended March 31,
	2020			2019
	Core Lines	Exited Lines	StarStone Group	Core Lines	Exited Lines	StarStone Group
	(in thousands of U.S. dollars)
Net premiums earned	$183,403	$6,388	$189,791	$136,540	$38,842	$175,382
Net incurred losses and LAE	(141,764)	502	(141,262)	(92,011)	(52,753)	(144,764)
Acquisition costs	(40,152)	(2,516)	(42,668)	(27,430)	(7,118)	(34,548)
Operating expenses	(32,310)	(2,249)	(34,559)	(25,519)	(10,098)	(35,617)
Underwriting income (loss)	$(30,823)	$2,125	$(28,698)	$(8,420)	$(31,127)	$(39,547)

Underwriting ratios(1):
Loss ratio	77.3%	(7.9)%	74.4%	67.4%	135.8%	82.5%
Acquisition cost ratio	21.9%	39.4%	22.5%	20.1%	18.3%	19.7%
Operating expense ratio	17.6%	35.2%	18.2%	18.7%	26.0%	20.3%
Combined ratio	116.8%	66.7%	115.1%	106.2%	180.1%	122.5%
(1) Refer to "Underwriting Ratios" for a description of how these ratios are calculated.

Overall Results
Three Months Ended March 31: Net losses for the StarStone segment were $36.5 million for the three months ended March 31, 2020 compared to net losses of $31.0 million for the three months ended March 31, 2019, an increase in net losses of $5.5 million. The increase in net losses was primarily due to net realized and unrealized losses on our investment portfolio of $54.1 million in the current period driven by the impact of the COVID-19 pandemic on global financial markets. Investment results are separately discussed below in "Investments Results - Consolidated."
Net underwriting losses for the StarStone segment were $20.6 million for the three months ended March 31, 2020, which reflects the impact of estimated net losses of $32.1 million related to the COVID-19 pandemic. Despite the impact of COVID-19, the underwriting loss decreased by $48.8 million from $69.4 million for the three months ended March 31, 2019. Underwriting performance for the StarStone segment improved significantly as a result of the repositioning actions taken to improve underwriting profitability during 2019. The StarStone segment combined ratio was 110.4% for the three months ended March 31, 2020 as compared to 132.6% for the three months ended March 31, 2019. Net incurred losses and LAE for the three months ended March 31, 2020 were $139.0 million and included $32.1 million of losses related to the COVID-19 pandemic, or 16.2 percentage points of the combined ratio. Excluding losses related to the COVID-19 pandemic, the StarStone segment combined ratio was 94.2% for three months ended March 31, 2020.
Net losses for the StarStone Group were $40.6 million for the three months ended March 31, 2020 compared to net losses of $7.7 million for the three months ended March 31, 2019, an increase in losses of $32.9 million. The increase in net losses was primarily due to net realized and unrealized losses on our investment portfolio of $48.0 million in the current period driven by the impact of the COVID-19 pandemic on global financial markets.
Partially offsetting current period investment losses was an improvement to the combined ratio in the current period resulting from the repositioning actions taken during 2019. The StarStone Group combined ratio was 115.1% for the three months ended March 31, 2020 as compared to 122.5% for the three months ended March 31, 2019. StarStone Group net incurred losses and LAE for three months ended March 31, 2020 were $141.3 million and included $24.1 million of losses related to the COVID-19 pandemic, representing 12.7 percentage points of the combined ratio. Excluding losses related to the COVID-19 pandemic, the StarStone Group combined ratio was 102.4% for three months ended March 31, 2020.

Gross Premiums Written:
The following table provides gross premiums written by line of business for the StarStone segment:

	Three Months Ended
	March 31,
	2020	2019	Change
	(in thousands of U.S. dollars)
Casualty	$113,668	$95,405	$18,263
Marine	75,920	88,541	(12,621)
Property	26,873	28,153	(1,280)
Aerospace	25,280	9,112	16,168
Workers' Compensation	38,113	30,162	7,951
Total	$279,854	$251,373	$28,481
Three Months Ended March 31: Gross premiums written for the StarStone segment were $279.9 million and $251.4 million for the three months ended March 31, 2020 and 2019, respectively, an increase of $28.5 million. The increase of $18.3 million in the casualty line of business was mainly due to new business opportunities underwritten and improving rates. The increase of $16.2 million in the aerospace line of business was primarily due to a new proportional quota share arrangement. Decreases in the property and marine lines of $12.6 million and $1.3 million, respectively, were largely a result of our strategy to exit certain lines of business.
Net Premiums Earned:
The following table provides net premiums earned by line of business for the StarStone segment:

	Three Months Ended
	March 31,
	2020	2019	Change
	(in thousands of U.S. dollars)
Casualty	$94,511	$81,717	$12,794
Marine	46,833	56,753	(9,920)
Property	24,470	44,339	(19,869)
Aerospace	7,914	13,520	(5,606)
Workers' Compensation	24,432	16,933	7,499
Total	$198,160	$213,262	$(15,102)
Three Months Ended March 31: Net premiums earned for the StarStone segment were $198.2 million and $213.3 million for the three months ended March 31, 2020 and 2019, respectively, a decrease of $15.1 million. The decrease in net premiums earned was mainly due to our strategy to exit certain lines of business and slower earnings patterns on new proportional quota share business.

Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the StarStone segment:

	Three Months Ended March 31,
	2020			2019
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$105,527	$1,027	$106,554	$113,625	$1,792	$115,417
Net change in case and LAE reserves (1)	(48,693)	5,501	(43,192)	(8,824)	10,880	2,056
Net change in IBNR reserves (2)	(57,969)	133,231	75,262	(52,834)	129,258	76,424
Increase (reduction) in estimates of net ultimate losses	(1,135)	139,759	138,624	51,967	141,930	193,897
Increase (reduction) in provisions for unallocated LAE	(1,605)	2,346	741	(1,672)	3,020	1,348
Amortization of fair value adjustments	(335)	—	(335)	(193)	—	(193)
Net incurred losses and LAE	$(3,075)	$142,105	$139,030	$50,102	$144,950	$195,052
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

Three Months Ended March 31: Net incurred losses and LAE for the three months ended March 31, 2020 and 2019 were $139.0 million and $195.1 million, respectively. Net favorable prior period loss development was $3.1 million for the three months ended March 31, 2020 compared to net unfavorable prior period loss development of $50.1 million for the three months ended March 31, 2019. Net favorable prior period loss development for the three months ended March 31, 2020 was driven by favorable run-off across several lines of business. Net adverse prior period loss development for the three months ended March 31, 2019 was primarily related to development on lines of business that we have either exited or are subject to remediation as part of our underwriting repositioning initiatives. Excluding prior period net loss development, net incurred losses and LAE for the three months ended March 31, 2020 were $142.1 million and included $32.1 million of losses related to the COVID-19 pandemic. Excluding prior period net loss development, net incurred losses and LAE for the three months ended March 31, 2019 were $145.0 million. The loss ratios for the StarStone segment were 70.2% and 91.5% for the three months ended March 31, 2020 and 2019, respectively. Excluding the impact of losses related to the COVID-19 pandemic, the loss ratio for the three months ended March 31, 2020 was 54.0%.
For the three months ended March 31, 2020, StarStone segment net incurred losses and LAE included $32.1 million of losses related to the COVID-19 pandemic, with Enstar's share totaling $22.2 million, as follows:

	Three Months Ended March 31, 2020
	StarStone Net (Segment Level)	Noncontrolling Interests' Share	Enstar's share of StarStone
	(in thousands of U.S. dollars)
Casualty	$14,350	$(5,883)	$8,467
Marine	8,600	(3,526)	5,074
Property	9,100	(0.451)	8,649
COVID-19 net incurred losses and LAE	$32,050	$(9,860)	$22,190
Net incurred losses and LAE for the StarStone Group for the three months ended March 31, 2020 and 2019 were $141.3 million and $144.8 million, respectively. The loss ratios for the StarStone Group were 74.4% and 82.5% for the three months ended March 31, 2020 and 2019, respectively. Net incurred losses and LAE for three months ended March 31, 2020 included $24.1 million of losses related to the COVID-19 pandemic, or 12.7 percentage points of the loss ratio. Excluding losses related to the COVID-19 pandemic, the StarStone Group loss ratio was 61.7% for three months ended March 31, 2020.

Acquisition Costs:
Three Months Ended March 31: Acquisition costs for the StarStone segment were $45.2 million and $51.7 million for the three months ended March 31, 2020 and 2019, respectively, a decrease of $6.4 million. The acquisition cost ratios for the three months ended March 31, 2020 and 2019 were 22.8% and 24.2%, respectively.
Acquisition costs for the StarStone Group were $42.7 million and $34.5 million for the three months ended March 31, 2020 and 2019, respectively, an increase of $8.1 million. The acquisition cost ratios for the three months ended March 31, 2020 and 2019 were 22.5% and 19.7%, respectively, an increase of 2.8 percentage points. The increase in the acquisition cost ratio is due to higher acquisition costs in 2020, as 2019 acquisition costs benefited from a ceding commission credit relating to the whole account quota share arrangement with KaylaRe, which was not renewed.
Operating Expenses:
Three Months Ended March 31: Operating expenses for the StarStone segment for the three months ended March 31, 2020 and 2019 were $34.6 million and $36.0 million, respectively. The operating expense ratios for the three months ended March 31, 2020 and 2019 were 17.4% and 16.9%, respectively.
The operating expense ratios for the StarStone Group for the three months ended March 31, 2020 and 2019 were 18.2% and 20.3%, respectively, a decrease of 2.1 percentage points. The decrease in the operating expense ratio was primarily attributable to the non-renewal of the quota share arrangement with KaylaRe, leading to higher net earned premium for the three months ended March 31, 2020 for the StarStone Group.
Income Taxes:
Three Months Ended March 31: Income tax benefit for the StarStone segment for the three months ended March 31, 2020 was $1.6 million, compared to an income tax expense of $1.3 million for the three months ended March 31, 2019. The income tax benefit (expense) is generally driven by the geographical distribution of pre-tax earnings (loss) between taxable and non-taxable jurisdictions.
Noncontrolling Interest:
Three Months Ended March 31: The net losses attributable to the noncontrolling interest in the StarStone segment were $26.8 million for the three months ended March 31, 2020, compared to $7.9 million for the three months ended March 31, 2019. The increase in net losses attributable to the noncontrolling interest for the three months ended March 31, 2020 was due to increased losses in the StarStone segment as discussed above.
As of both March 31, 2020 and December 31, 2019, Trident and Dowling had a combined 41.0% noncontrolling interest in the StarStone Group.

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
The following is a discussion and analysis of our results of operations for our other activities, which are summarized below:

	Three Months Ended
	March 31,
	2020	2019	Change
	(in thousands of U.S. dollars)
Net premiums earned	$3,337	$6,598	$(3,261)
Net incurred losses and LAE	(2,482)	(4,956)	2,474
Life and Annuity Policy Benefits	—	(96)	96
Acquisition costs	(83)	(232)	149
Underwriting income	772	1,314	(542)
Net investment losses	(2,488)	(1,685)	(803)
Net realized and unrealized gains	—	1,034	(1,034)
Other income (losses)	(1,971)	212	(2,183)
Corporate expenses	(16,040)	(8,697)	(7,343)
Interest Income	2,931	1,555	1,376
Net foreign exchange losses	—	1	(1)
LOSS BEFORE INCOME TAXES	(16,796)	(6,266)	(10,530)
Income tax expense	—	(85)	85
NET LOSS ATTRIBUTABLE TO ENSTAR	(16,796)	(6,351)	(10,445)
Dividends on preferred shares	(8,925)	(9,139)	214
NET LOSS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(25,721)	$(15,490)	$(10,231)
Overall Results:
Three Months Ended March 31: Net losses were $25.7 million for the three months ended March 31, 2020, compared to net losses of $15.5 million for the three months ended March 31, 2019, an increase in net losses of $10.2 million, which primarily resulted from a $7.3 million increase in corporate expenses.
Underwriting Income:
Three Months Ended March 31: Underwriting income was broadly consistent at $0.8 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively.
Corporate Expenses:
Three Months Ended March 31: Corporate expenses were $16.0 million for the three months ended March 31, 2020 compared to $8.7 million for the three months ended March 31, 2019. The increase was primarily due to performance-based share compensation awards.
Interest Income:
Three Months Ended March 31: Interest income was $2.9 million for the three months ended March 31, 2020 compared to $1.6 million for the three months ended March 31, 2019, an increase of $1.4 million. This represents the elimination of interest expense between our reportable segments.
Dividends on Preferred Shares:
Three Months Ended March 31: The dividends on preferred shares were $8.9 million and $9.1 million for the three months ended March 31, 2020 and 2019, respectively.

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
Investable assets were $14.4 billion as of March 31, 2020 as compared to $14.7 billion as of December 31, 2019, a decrease of 2.0%. The decrease was primarily due to paid losses and unrealized losses on investments recorded in the first quarter of 2020, partially offset by the assets acquired in relation to the Lyft transaction, which was effective March 31, 2020.
A description of our investment strategies is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Investments" in our Annual Report on Form 10-K for the year ended December 31, 2019.
Composition of Investable Assets By Segment
Across all of our segments, we strive to structure our investments in a manner that recognizes our liquidity needs and in order to meet our obligation to pay losses. We consider the duration characteristics of our liabilities in determining the extent to which we correlate with assets of comparable duration depending on our other investment strategies and to the extent practicable. If our liquidity needs or general liability profile change unexpectedly, we may adjust the structure of our investment portfolio to meet our revised expectations. The following tables summarize the composition of total investable assets by segment, and for our other activities:

	March 31, 2020
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Short-term investments, trading, at fair value	$15,847	$2,402	$—	$—	$18,249
Short-term investments, AFS, at fair value	129,085	—	9,815	—	138,900
Fixed maturities, trading, at fair value	4,777,306	158,763	708,750	—	5,644,819
Fixed maturities, AFS, at fair value	1,573,146	14,858	552,169	—	2,140,173
Funds held - directly managed	1,134,921	—	—	—	1,134,921
Equities, at fair value	510,580	20,795	110,475	—	641,850
Other investments, at fair value	2,241,853	6,016	79,115	—	2,326,984
Equity method investments	337,474	—		—	337,474
Total investments	10,720,212	202,834	1,460,324	—	12,383,370
Cash and cash equivalents (including restricted cash)	811,365	52,408	293,294	3,908	1,160,975
Funds held by reinsured companies	759,494	26,887	32,337	8,664	827,382
Total investable assets	$12,291,071	$282,129	$1,785,955	$12,572	$14,371,727

Duration (in years) (1)	4.96	2.13	2.66	0.00	4.54
Average credit rating (2)	A+	AA-	AA-	AAA	A+

	December 31, 2019
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Short-term investments, trading, at fair value	$50,268	$1,222	$—	$—	$51,490
Short-term investments, AFS, at fair value	121,780	—	6,555	—	128,335
Fixed maturities, trading, at fair value	5,378,533	155,510	812,286	—	6,346,329
Fixed maturities, AFS, at fair value	1,446,912	15,310	451,167	—	1,913,389
Funds held - directly managed	1,187,552	—	—	—	1,187,552
Equities, at fair value	576,893	22,079	130,749	—	729,721
Other investments, at fair value	2,386,776	7,417	130,227	—	2,524,420
Equity method investments	326,277	—	—	—	326,277
Total investments	11,474,991	201,538	1,530,984	—	13,207,513
Cash and cash equivalents (including restricted cash)	666,705	58,369	326,136	4,567	1,055,777
Funds held by reinsured companies	336,470	27,451	36,194	8,620	408,735
Total investable assets	$12,478,166	$287,358	$1,893,314	$13,187	$14,672,025

Duration (in years) (1)	5.24	1.86	2.53	0.00	4.76
Average credit rating (2)	A+	AA-	A+	AAA	A+
(1) The duration calculation includes cash and cash equivalents, short-term investments, fixed maturities and the fixed maturities within our funds held - directly managed portfolios at March 31, 2020 and December 31, 2019.
(2) The average credit ratings calculation includes cash and cash equivalents, short-term investments, fixed maturities and the fixed maturities within our funds held - directly managed portfolios at March 31, 2020 and December 31, 2019.

As of both March 31, 2020 and December 31, 2019, our investment portfolio, including funds held - directly managed, had an average credit quality rating of A+. As of March 31, 2020 and December 31, 2019, our fixed maturity investments (classified as trading and AFS and our fixed maturity investments included within funds held - directly managed) that were non-investment grade (i.e. rated lower than BBB- and non-rated securities) comprised 5.1% and 4.3% of our total fixed maturity investment portfolio, respectively. A detailed schedule of average credit ratings by asset class as of March 31, 2020 is included in Note 4 - "Investments" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Schedules of maturities by asset class are included in Note 4 - "Investments" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

Composition of Investment Portfolio By Asset Class
The following tables summarize the composition of our investment portfolio by asset class:

	March 31, 2020
	AAA Rated	AA Rated	A Rated	BBB Rated	Non-investment Grade	Not Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Short-term and fixed maturity investments, trading and AFS and funds held - directly managed
U.S. government & agency	$519,933	$—	$—	$—	$—	$—	$519,933	4.2%
U.K. government	538	99,467	—	—	—	—	100,005	0.8%
Other government	268,626	136,721	63,097	111,636	20,478	3,456	604,014	4.9%
Corporate	140,194	602,836	2,908,118	1,594,296	277,738	15,509	5,538,691	44.7%
Municipal	16,425	77,511	49,068	21,826	—	—	164,830	1.3%
Residential mortgage-backed	395,148	26,892	3,085	1,602	35,489	5,702	467,918	3.8%
Commercial mortgage-backed	621,883	93,167	78,379	57,187	5,867	17,021	873,504	7.1%
Asset-backed	421,823	64,782	122,025	71,799	10,352	64,094	754,875	6.1%
Total	2,384,570	1,101,376	3,223,772	1,858,346	349,924	105,782	9,023,770	72.9%

Other assets included within funds held - directly managed							53,292	0.4%

Equities
Publicly traded equities							240,932	1.9%
Exchange-traded funds							130,906	1.1%
Privately held equities							270,012	2.2%
Total							641,850	5.2%

Other investments
Hedge funds							1,055,448	8.5%
Fixed income funds							463,717	3.7%
Equity funds							320,046	2.6%
Private equity funds							309,219	2.5%
CLO equities							83,740	0.7%
CLO equity funds							66,938	0.5%
Private credit funds							20,473	0.2%
Other							7,403	0.1%
Total							2,326,984	18.8%

Equity method investments							337,474	2.7%

Total investments	$2,384,570	$1,101,376	$3,223,772	$1,858,346	$349,924	$105,782	$12,383,370	100.0%

	December 31, 2019
	AAA Rated	AA Rated	A Rated	BBB Rated	Non-investment Grade	Not Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and AFS and funds held - directly managed
U.S. government & agency	$736,043	$—	$—	$—	$—	$—	$736,043	5.6%
U.K. government	—	161,772	—	—	—	—	161,772	1.2%
Other government	316,151	154,072	63,270	144,557	24,807	—	702,857	5.3%
Corporate	149,108	619,707	2,911,867	1,703,328	311,167	1,890	5,697,067	43.1%
Municipal	16,381	77,291	50,938	23,272	—	—	167,882	1.3%
Residential mortgage-backed	381,502	47,489	2,295	1,882	34,055	4,613	471,836	3.6%
Commercial mortgage-backed	632,461	89,347	95,508	66,573	6,224	9,916	900,029	6.8%
Asset-backed	378,116	89,418	174,118	117,275	15,694	781	775,402	5.9%
Total	2,609,762	1,239,096	3,297,996	2,056,887	391,947	17,200	9,612,888	72.8%

Other assets included within funds held - directly managed							14,207	0.1%

Equities
Publicly traded equities							327,875	2.5%
Exchange-traded funds							133,047	1.0%
Privately held equities							268,799	2.0%
Total							729,721	5.5%

Other investments
Hedge funds							1,121,904	8.5%
Fixed income funds							481,039	3.6%
Equity funds							410,149	3.1%
Private equity funds							329,885	2.5%
CLO equities							87,555	0.7%
CLO equity funds							87,509	0.7%
Private credit funds							—	—%
Other							6,379	—%
Total							2,524,420	19.1%

Equity method investments							326,277	2.5%

Total investments	$2,609,762	$1,239,096	$3,297,996	$2,056,887	$391,947	$17,200	$13,207,513	100.0%
A description of our investment valuation processes is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 10 - "Fair Value Measurements" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

The amortized cost, unrealized gains and losses, allowance for credit losses and fair values of our short-term and fixed maturity investments classified as AFS as of March 31, 2020 were as follows:

			Gross Unrealized Losses
As of March 31, 2020	Amortized Cost	Gross Unrealized Gains	Non-Credit Related Losses	Allowance for Credit Losses(1)	Fair Value
U.S. government and agency	$230,450	$7,783	$(14)	$—	$238,219
U.K. government	33,953	—	(1,043)	—	32,910
Other government	84,302	1,416	(2,377)	—	83,341
Corporate	1,374,000	5,680	(30,844)	(16,270)	1,332,566
Municipal	16,799	250	(3)	—	17,046
Residential mortgage-backed	153,268	2,943	(1,184)	—	155,027
Commercial mortgage-backed	137,641	744	(7,506)	(1)	130,878
Asset-backed	312,169	195	(23,278)	—	289,086
	$2,342,582	$19,011	$(66,249)	$(16,271)	$2,279,073
(1) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 1 - "Significant Accounting Policies" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for further details.

The amortized cost, unrealized gains and losses and fair values of our short-term and fixed maturity investments classified as AFS as of December 31, 2019 were as follows:

As of December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (Non-OTTI)	Fair Value
U.S. government and agency	$410,842	$77	$(607)	$410,312
U.K. government	15,067	282	—	15,349
Other government	84,116	1,119	(88)	85,147
Corporate	1,081,713	4,026	(4,568)	1,081,171
Municipal	15,963	20	(111)	15,872
Residential mortgage-backed	127,704	240	(725)	127,219
Commercial mortgage-backed	98,928	38	(409)	98,557
Asset-backed	208,121	169	(193)	208,097
	$2,042,454	$5,971	$(6,701)	$2,041,724
We have generally accounted for our fixed maturity securities as "trading." However, from October 1, 2019, we elected to use AFS accounting for all new acquisitions and, where permissible, as trading fixed maturity securities mature, we are reinvesting the proceeds into AFS securities for our Non-life Run-off and StarStone segments. The difference is that unrealized changes on investments classified as trading are recorded through earnings, whereas unrealized changes on investments classified as AFS are recorded directly to shareholders' equity. We may experience unrealized losses on our fixed maturity investments, depending on investment conditions and general economic conditions. Unrealized amounts would only become realized in the event of a sale of the specific securities prior to maturity or a credit default. For further information on the sensitivity of our portfolio to changes in interest rates, refer to the Interest Rate Risk section within "Item 3. Quantitative and Qualitative Disclosures About Market Risk", included within this Quarterly Report on Form 10-Q.

The following table summarizes the composition of our top ten corporate issuers included within our short-term and fixed maturity investments, classified as trading and AFS and the fixed maturity investments included within our funds held - directly managed balance as of March 31, 2020:

	Fair Value	Average Credit Rating
	(in thousands of U.S. dollars)
JPMorgan Chase & Co	$113,555	A
Citigroup Inc	103,799	A-
Morgan Stanley	103,030	A-
Bank of America Corp	101,697	A
Apple Inc	95,761	AA+
Wells Fargo & Co	83,174	A
Comcast Corp	74,609	A-
Oracle Corp	56,810	A-
Walmart Inc	56,240	AA
HSBC Holdings PLC	53,738	A
	$842,413
Investment Results - Consolidated
In addition to the impact of the COVID-19 pandemic in 2020, the comparability of our results across different periods was impacted by the acquisitions and reinsurance transactions we announced and completed during the first quarter of 2020 with Lyft and in 2019 with Morse TEC, Zurich, Maiden Re, Amerisure and AmTrust. Refer to Note 3 - "Significant New Business" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for further details on the Lyft transaction and "Item 1. Business - Recent Acquisitions and Significant New Business" in our Annual Report on Form 10-K for the year ended December 31, 2019 for further details on the 2019 acquisitions and transactions.
The following tables summarize our investment results by major investment category and by segment as well as our other activities. Additional information is included in Note 4 - "Investments" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended March 31, 2020
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Net investment income:
Fixed maturities and cash and cash equivalents	$57,418	$1,437	$10,122	$99	$69,076
Equity securities	5,363	16	584	—	5,963
Other	8,488	136	1,468	(2,587)	7,505
Gross investment income	71,269	1,589	12,174	(2,488)	82,544
Investment expenses	(3,818)	(64)	(822)	—	(4,704)
Net investment income (expense)	$67,451	$1,525	$11,352	$(2,488)	$77,840

Net realized and unrealized gains and losses:
Fixed maturity securities	(238,280)	(2,820)	(42,285)	—	(283,385)
Equity securities	(88,700)	(1,468)	(2,791)	—	(92,959)
Other investments	(247,702)	(1,420)	(9,010)	—	(258,132)
Net realized and unrealized gains	$(574,682)	$(5,708)	$(54,086)	$—	$(634,476)

Annualized income from cash and fixed maturities	$229,672	$5,748	$40,488	$396	$276,304
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	8,955,309	258,575	1,636,216	12,858	10,862,958
Annualized Investment Book Yield	2.56%	2.22%	2.47%	3.08%	2.54%

Total financial statement return (2)	$(507,231)	$(4,183)	$(42,734)	$(2,488)	$(556,636)
Average aggregate invested assets, at fair value (1)	11,890,454	285,803	1,847,724	12,858	14,036,839
Financial Statement Portfolio Return	(4.27)%	(1.46)%	(2.31)%	(19.35)%	(3.97)%

	Three Months Ended March 31, 2019
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Net investment income:
Fixed maturities and cash and cash equivalents	$64,249	$1,467	$11,382	$380	$77,478
Equity securities	2,878	15	487	—	3,380
Other investments and other	3,054	297	784	(2,021)	2,114
Gross investment income	70,181	1,779	12,653	(1,641)	82,972
Investment expenses	(3,453)	(68)	(711)	(44)	(4,276)
Net investment income (expense)	$66,728	$1,711	$11,942	$(1,685)	$78,696

Net realized and unrealized gains and losses:
Fixed maturity securities	$222,277	$2,130	$21,808	$(64)	$246,151
Equity securities	11,798	356	(2,223)	—	9,931
Other investments	202,111	427	1,073	1,098	204,709
Net realized and unrealized gains (losses)	$436,186	$2,913	$20,658	$1,034	$460,791

Annualized income from cash and fixed maturities	$256,996	$5,868	$45,528	$1,520	$309,912
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	8,460,668	260,350	1,664,717	158,239	10,543,974
Annualized Investment Book Yield	3.04%	2.25%	2.73%	0.96%	2.94%

Total financial statement return (2)	$502,914	$4,624	$32,600	$(651)	$539,487
Average aggregate invested assets, at fair value (1)	10,739,085	268,250	1,798,585	173,807	12,979,727
Financial Statement Portfolio Return	4.68%	1.72%	1.81%	(0.37)%	4.16%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
(2) This is the sum of net investment income and net realized and unrealized gains (losses) from our U.S. GAAP consolidated financial statements.

Net Investment Income:
Net investment income decreased by $0.9 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to an $8.4 million decrease in net investment income from fixed maturities and cash and cash equivalents, partially offset by increases in net investment income from other investments and equity securities of $5.4 million and $2.6 million, respectively. The decrease in net investment income from fixed maturities and cash and cash equivalents was primarily driven by lower reinvestment rates as a result of broad decreases in effective yields. The increase in net investment income from other investments and equity securities was primarily driven by an increase in average aggregate investment balances.
Our annualized investment book yield decreased by 40 basis points for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to broad decreases in effective yields as discussed above, partially offset by an increase in our average aggregate fixed maturities and cash and cash equivalents balance of $319.0 million. This increase was driven primarily by the Lyft transaction, which was effective March 31,2020, and the Morse TEC, Zurich, Maiden Re Bermuda and Amerisure transactions in 2019, partially offset by paid losses.
Net Realized and Unrealized Gains (Losses):
Net realized and unrealized losses were $634.5 million for the three months ended March 31, 2020 compared to gains of $460.8 million for the three months ended March 31, 2019, a decrease of $1,095.4 million. Included in net realized and unrealized gains (losses) are the following items:

•
Net realized and unrealized losses on fixed income securities, including fixed income securities within our funds held portfolios, of $283.4 million for the three months ended March 31, 2020, compared to gains of $246.2 million for the three months ended March 31, 2019, a decrease of $529.5 million. Losses in the current period were primarily attributable to a decrease in the valuation of our fixed maturity investments due to a widening in investment grade and high yield credit spreads, which was partially offset by declining interest rates due to the recent disruption in global financial markets associated with the COVID-19 pandemic. Gains in the prior period were primarily attributable to higher valuations of our fixed maturity investments due to declining interest rates and tightening credit spreads.

•
Net realized and unrealized losses on equity securities of $93.0 million for the three months ended March 31, 2020, compared to gains of $9.9 million for the three months ended March 31, 2019, a decrease of $103.0 million. Losses in the current period were primarily the result of significant volatility in global financial markets associated with the COVID-19 pandemic. Gains in the prior period were primarily driven by favorable movements in global equity markets.

•
Net realized and unrealized losses on other investments of $258.1 million for the three months ended March 31, 2020, compared to gains of $204.7 million for the three months ended March 31, 2019, representing a decrease of $462.8 million. Losses in the current period primarily comprised unrealized losses in our equity funds, hedge funds, fixed income funds, CLO equities and CLO equity funds due to the recent disruption in global financial markets associated with the COVID-19 pandemic. Given the unique circumstances of the COVID-19 pandemic, we have recorded an estimate of losses for certain other investments that are typically reported on a lag basis. For further information on investment valuation methodologies, refer to Note 10 - "Fair Value Measurements" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. Prior period gains primarily comprised unrealized gains in our hedge funds, equity funds, fixed income funds and private equity funds, principally driven by tightening credit spreads and favorable movement in international equity markets in 2019.

Liquidity and Capital Resources
Overview
We aim to generate cash flows from our insurance operations and investments, preserve sufficient capital for future acquisitions, and develop relationships with lenders who provide borrowing capacity at competitive rates.
Our capital resources as of March 31, 2020 included ordinary shareholders' equity of $3.8 billion, preferred equity of $510.0 million, redeemable noncontrolling interest of $392.8 million classified as temporary equity, and debt obligations of $1.5 billion. The redeemable noncontrolling interest may be settled in the future in cash or our ordinary shares, at our option. Based on our current loss reserves position, our portfolios of in-force insurance and reinsurance business, and our investment positions, we believe we are well capitalized.
The following table details our capital position:

	March 31, 2020	December 31, 2019	Change
	(in thousands of U.S. dollars)
Ordinary shareholders' equity	$3,766,599	$4,332,183	$(565,584)
Series D and E Preferred Shares	510,000	510,000	—
Total Enstar Shareholders' Equity (A)	4,276,599	4,842,183	(565,584)
Noncontrolling interest	13,405	14,168	(763)
Total Shareholders' Equity (B)	4,290,004	4,856,351	(566,347)

Senior Notes	842,437	842,216	221
Revolving credit facility	350,000	—	350,000
Term loan facility	349,117	348,991	126
Total debt (C)	1,541,554	1,191,207	350,347

Redeemable noncontrolling interest (D)	392,773	438,791	(46,018)

Total capitalization = (B) + (C) + (D)	$6,224,331	$6,486,349	$(262,018)

Total capitalization attributable to Enstar = (A) + (C)	$5,818,153	$6,033,390	$(215,237)

Debt to total capitalization	24.8%	18.4%	6.4%
Debt and Series D and E Preferred Shares to total capitalization	33.0%	26.2%	6.8%

Debt to total capitalization attributable to Enstar	26.5%	19.7%	6.8%
Debt and Series D and E Preferred Shares to total capitalization available to Enstar	35.3%	28.2%	7.1%
As of March 31, 2020, we had $815.9 million of cash and cash equivalents, excluding restricted cash that supports insurance operations, and included in this amount was $561.7 million held by foreign subsidiaries outside of Bermuda. Based on our group's current corporate structure with a Bermuda domiciled parent company and the jurisdictions in which we operate, if the cash and cash equivalents held by our foreign subsidiaries were to be distributed to us, as dividends or otherwise, such amounts would not be subject to incremental income taxes, however in certain circumstances withholding taxes may be imposed by some jurisdictions, including the United States. Based on existing tax laws, regulations and our current intentions, there was no accrual as of March 31, 2020 for any material withholding taxes on dividends or other distributions, as described in Note 18 - "Income Taxation" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

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
The following table details the dividends that have been declared and paid on our Series D and E Preferred Shares from January 1, 2020 to May 7, 2020:

				Dividend per:
Preferred Share Series	Date Declared	Record Date	Date Paid or Payable	Preferred Share	Depositary Share	Total dividends paid in the three months ended March 31, 2020
				(in U.S. dollars)		(in thousands of U.S. dollars)
Series D	February 4, 2020	February 15, 2020	March 2, 2020	$437.50	$0.43750	$7,000
Series E	February 4, 2020	February 15, 2020	March 2, 2020	$437.50	$0.43750	1,925
Series D	May 5, 2020	May 15, 2020	June 1, 2020	$437.50	$0.43750	—
Series E	May 5, 2020	May 15, 2020	June 1, 2020	$437.50	$0.43750	—
						$8,925
Any payment of common or preferred dividends must be approved by our Board of Directors. Our ability to pay common and preferred dividends is subject to certain restrictions, as described in Note 22 - "Dividend Restrictions and Statutory Financial Information" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019.
Sources and Uses of Cash
Holding Company Liquidity
The potential sources of cash flows to Enstar as a holding company consist of cash flows from our subsidiaries including dividends, advances and loans, and interest income on loans to our subsidiaries. We also borrow under our credit and loan facilities, and we have also issued senior notes and preferred shares.
We use cash to fund new acquisitions of companies and significant new business. We also utilize cash for our operating expenses associated with being a public company and to pay interest and principal on loans from subsidiaries and debt obligations, including loans under our credit facilities, our 4.50% senior notes due 2022 (the “2022 Senior Notes”) and our 4.95% senior notes due 2029 (the "2029 Senior Notes” and, together with the 2022 Senior Notes, the "Senior Notes"). The Senior Notes qualify as Tier 3 capital under the eligible capital rules of the Bermuda Monetary Authority.
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

Operating Company Liquidity
The ability of our insurance and reinsurance subsidiaries to pay dividends and make other distributions is limited by the applicable laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries operate, including Bermuda, the United Kingdom, the United States, Australia and Continental Europe, which subject these subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, certain of our insurance and reinsurance subsidiaries to maintain minimum capital resources requirements and limit the amount of dividends and other payments that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments. For more information on these laws and regulations, see "Item 1. Business - Regulation" in our Annual Report on Form 10-K for the year ended December 31, 2019. As of March 31, 2020, all of our insurance and reinsurance subsidiaries’ capital resources levels were in excess of the minimum levels required. The ability of our subsidiaries to pay dividends is subject to certain restrictions, as described in Note 22 - "Dividend Restrictions and Statutory Financial Information" to our consolidated financial statements included within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019. Our subsidiaries' ability to pay dividends and make other forms of distributions may also be limited by our repayment obligations under certain of our outstanding loan facility agreements. Variability in ultimate loss payments may also result in increased liquidity requirements for our subsidiaries.
In the Non-life Run-off segment, sources of funds primarily consist of cash and investment portfolios acquired on the completion of acquisitions and loss portfolio transfer reinsurance agreements. Cash balances acquired upon our purchase of insurance or reinsurance companies are classified as cash provided by investing activities. Cash acquired from loss portfolio transfer reinsurance agreements is classified as cash provided by operating activities. We expect to use funds acquired from cash and investment portfolios, collected premiums, collections from reinsurance debtors, fees and commission income, investment income and proceeds from sales and redemptions of investments to meet expected claims payments and operational expenses, with the remainder used for acquisitions and additional investments. In the Non-life Run-off segment, we generally expect negative operating cash flows to be met by positive investing cash flows; however, cash provided by operating activities was positive as the proceeds from sales and maturities of trading securities exceeded cash used in the purchase of trading securities, with the net proceeds being used in the purchase of available-for-sale securities included within investing cash flows.
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
Cash Flows
The following table summarizes our consolidated cash flows provided by (used in) operating, investing and financing activities:

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands of U.S. dollars)
Cash provided by (used in):
Operating activities	$158,112	$107,138	$50,974
Investing activities	(388,180)	(173,007)	(215,173)
Financing activities	328,549	232,861	95,688
Effect of exchange rate changes on cash	6,717	(3,925)	10,642
Net increase in cash and cash equivalents	105,198	163,067	(57,869)
Cash and cash equivalents, beginning of period	1,055,777	982,584	73,193
Cash and cash equivalents, end of period	$1,160,975	$1,145,651	$15,324
Details of our consolidated cash flows are included in "Item 1. Financial Statements - Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019."

Three Months Ended March 31: Cash and cash equivalents increased by $105.2 million during the three months ended March 31, 2020 compared to $163.1 million during the three months ended March 31, 2019.
For the three months ended March 31, 2020, cash and cash equivalents increased by $105.2 million, as cash provided by operating and financing activities of $158.1 million and $328.5 million, respectively, was partially offset by cash used in investing activities of $388.2 million. Cash provided by operations was largely a result of the timing of paid losses and net sales and maturities of trading securities. Cash provided by financing activities for the three months ended March 31, 2020 was primarily attributable to the net debt obligations drawdown of $350.0 million under the EGL Revolving Credit Facility, which was utilized to fund $150.0 million in funding for significant new business and to provide $200.0 million of additional liquidity to the Company to maximize financial flexibility following the recent disruption in global financial markets associated with the COVID-19 pandemic. During the three months ended March 31, 2020, we repurchased 92,510 shares for $12.5 million, which is included as a deduction within cash provided by financing activities. Cash used in investing activities for the three months ended March 31, 2020 primarily related to the net subscriptions of other investments of $75.1 million and the net purchase of AFS securities of $313.1 million.
For the three months ended March 31, 2019, cash and cash equivalents increased by $163.1 million from the comparable 2018 period, as cash provided by operating and financing activities of $107.1 million and $232.9 million, respectively, was partially offset by cash used in investing activities of $173.0 million. Cash used in investing activities for the three months ended March 31, 2019 was primarily related to net subscriptions of other investments of $167.0 million. Cash provided by operations was largely a result of net sales and maturities of trading securities, partially offset by net paid losses in our Non-life Run-off segment. Cash provided by financing activities for the three months ended March 31, 2019 was primarily attributable to increase in debt obligations of $242.0 million.
Investable Assets
We define investable assets as the sum of total investments, cash and cash equivalents, restricted cash and cash equivalents and funds held. Investable assets were $14.4 billion as of March 31, 2020 as compared to $14.7 billion as of December 31, 2019, a decrease of 2.0%. The decrease was primarily due to paid losses and unrealized losses on investments recorded in the first quarter of 2020, partially offset by the assets acquired in relation to the Lyft transaction, which was effective on March 31, 2020.
For information regarding our investments strategy, portfolio and results, refer to "Investable Assets" above.
Reinsurance Balances Recoverable
As of March 31, 2020 and December 31, 2019, we had reinsurance balances recoverable on paid and unpaid losses of $2.3 billion and $2.4 billion, respectively.
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
Debt Obligations
We utilize debt financing and loan facilities primarily for acquisitions, significant new business and, from time to time, for general corporate purposes. For information regarding our debt arrangements, refer to Note 13 - "Debt Obligations and Credit Facilities" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Our debt obligations as of March 31, 2020 and December 31, 2019 were $1.5 billion and $1.2 billion, respectively, as detailed in the below table:

Facility	Origination Date	Term	March 31, 2020	December 31, 2019
4.50% Senior Notes due 2022	March 10, 2017	5 years	$348,794	$348,616
4.95% Senior Notes due 2029	May 28, 2019	10 years	493,643	493,600
Total Senior Notes			842,437	842,216
EGL Revolving Credit Facility	August 16, 2018	5 years	350,000	—
2018 EGL Term Loan Facility	December 27, 2018	3 years	349,117	348,991
Total debt obligations			$1,541,554	$1,191,207
During the three months ended March 31, 2020, we utilized $364.0 million and repaid $14.0 million under our facilities. The revolving credit facility was utilized to provide funding of $150.0 million for significant new business as described in Note 3 - "Significant New Business" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q and to provide $200.0 million of additional liquidity to the Company to maximize financial flexibility following the recent disruption in global financial markets associated with the COVID-19 pandemic.
On August 16, 2018, we and certain of our subsidiaries, as borrowers and guarantors, entered into a five-year unsecured $600.0 million revolving credit agreement. The credit agreement expires in August 2023 and we have the option to increase the commitments under the facility by up to an aggregate of $400.0 million. As of March 31, 2020, there was $250.0 million of available unutilized capacity under this facility. We are in compliance with the covenants of the facility. Subsequent to March 31, 2020, we have neither borrowed nor repaid any additional amounts under the facility, leaving the unutilized capacity under this facility at $250.0 million.
On December 27, 2018, we entered into and fully utilized a three-year $500.0 million unsecured term loan (the "2018 EGL Term Loan Facility"). During 2019, we repaid $150.0 million of principal on the facility, bringing the outstanding loan amount to $349.1 million, which includes unamortized issuance costs of $0.9 million, as of March 31, 2020.
For information regarding our Senior Notes, refer to our Annual Report on Form 10-K for the year ended December 31, 2019.
Unsecured Letters of Credit
We utilize unsecured letters of credit to support certain of our insurance and reinsurance subsidiaries' performance obligations.
Funds at Lloyd's
We have an unsecured letter of credit agreement for Funds at Lloyd's (the "FAL Facility") to issue up to $375.0 million of letters of credit, with provision to increase the facility by an additional $25.0 million up to an aggregate amount of $400.0 million, subject to lenders approval. On November 6, 2019, we amended and restated the FAL Facility to extend its term by one year. The FAL Facility is available to satisfy our Funds at Lloyd's requirements and expires in 2023. As of March 31, 2020 and December 31, 2019, our combined Funds at Lloyd's were comprised of cash and investments of $718.0 million and $639.3 million, respectively, and unsecured letters of credit of $252.0 million as of both dates.
$120.0 million Letter of Credit Facility
We use this facility to support certain reinsurance collateral obligations of our subsidiaries. On December 6, 2019, we reduced the facility size from $170.0 million to $120.0 million. Pursuant to the facility agreement, we have the option to increase commitments under the facility by an additional $60.0 million. As of both March 31, 2020 and December 31, 2019, we had issued an aggregate amount of letters of credit under this facility of $115.3 million.
$760.0 million Syndicated Letter of Credit Facility
During 2019, we entered into an unsecured $760.0 million letter of credit facility agreement, most recently amended on December 9, 2019. We may increase the commitments by an aggregate amount of $40.0 million. The facility is used to post letters of credit to collateralize reinsurance performance obligations to various parties, including $447.4 million relating to the reinsurance transaction with Maiden Re Bermuda. As of March 31, 2020 and December 31, 2019, we had issued an aggregate amount of letters of credit under this facility of $610.4 million and $608.0 million, respectively.

Contractual Obligations
The following table summarizes, as of March 31, 2020, our future payments under contractual obligations and estimated payments for losses and LAE and policy benefits by expected payment date and updates the table on page 89 of our Annual Report on Form 10-K for the year ended December 31, 2019. The table excludes short-term liabilities and includes only obligations that are expected to be settled in cash.

	Total	Less than or equal to 1 year	More than 1 year - less than or equal to 3 years	More than 3 years - less than or equal to 5 years	More than 5 years - less than or equal to 10 years	More than 10 years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and LAE (1)
Asbestos	$1,846.5	$161.2	$278.1	$228.8	$364.4	$814.0
Environmental	342.3	38.3	65.9	52.9	75.5	109.7
General Casualty	922.5	197.7	240.9	188.4	185.9	109.6
Workers' compensation/personal accident	2,191.1	182.6	295.3	349.0	491.7	872.5
Marine, aviation and transit	396.2	120.8	124.9	57.7	49.9	42.9
Construction defect	118.5	32.5	42.8	21.1	12.9	9.2
Professional indemnity/ Directors & Officers	864.4	213.0	270.9	141.0	130.9	108.6
Motor	1,093.1	289.8	337.9	177.9	145.1	142.4
Property	177.3	72.7	58.9	22.2	14.1	9.4
Other	378.3	103.5	81.3	50.1	60.7	82.7
Total Non-Life Run-off	8,330.2	1,412.1	1,796.9	1,289.1	1,531.1	2,301.0
Atrium	237.4	93.3	86.2	34.8	19.3	3.8
StarStone	1,918.3	664.4	690.3	283.4	199.6	80.6
Other	22.5	5.5	7.3	2.9	6.8	—
ULAE	353.8	63.2	80.6	51.5	60.8	97.7
Estimated gross reserves for losses and LAE (1)	10,862.2	2,238.5	2,661.3	1,661.7	1,817.6	2,483.1

Operating lease obligations(2)	53.1	13.4	17.1	11.5	9.1	2.0
Investing Activities
Investment commitments to private equity funds	773.6	330.1	320.8	94.2	28.5	—
Investment commitments to equity method investments	110.5	110.5	—	—	—	—
Financing Activities
Loan repayments (including estimated interest payments)	1,866.5	60.6	792.0	402.5	611.4	—
Total	$13,665.9	$2,753.1	$3,791.2	$2,169.9	$2,466.6	$2,485.1

(1)
The reserves for losses and LAE represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above. The amounts in the above table represent our estimates of known liabilities as of March 31, 2020 and do not take into account corresponding reinsurance balance recoverable amounts that would be due to us. Furthermore, certain of the reserves included in the unaudited condensed consolidated financial statements as of March 31, 2020 were acquired by us and initially recorded at fair value with subsequent amortization, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.

(2) The variance of $1.5 million between our operating lease obligations disclosure of $53.1 million included within our contractual obligations table above and our undiscounted total lease payments of $51.6 million disclosed within Note 20 - "Commitments and Contingencies", is attributable to lease liabilities related to our short-term leases which are not included in our lease disclosures in Note 20 and offsetting lease liabilities on premises we have sub-leased to third-parties and which are excluded from the operating lease obligations disclosure on the table above.

In addition to the contractual obligations in the table above, we also have the right to purchase the RNCI from the RNCI holders at certain times in the future (each such right, a "call right") and the RNCI holders have the right to sell their RNCI to us at certain times in the future (each such right, a "put right"). The RNCI rights are described in Note 19 - "Related Party Transactions" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
For additional information relating to our commitments and contingencies, see Note 20 - "Commitments and Contingencies" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
At March 31, 2020, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.
Critical Accounting Policies
Our critical accounting policies are discussed in Management's Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2019. Except as discussed above, in the updates included in "Note 1 - Significant Accounting Policies" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q, our critical accounting policies have not materially changed.
Cautionary Statement Regarding Forward-Looking Statements
This quarterly report and the documents incorporated by reference herein contain statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our financial condition, results of operations, business strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of our management, as well as the markets for our securities and the insurance and reinsurance sectors in general. Statements that include words such as "estimate," "project," "plan," "intend," "expect," "anticipate," "believe," "would," "should," "could," "seek," "may" and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. All forward-looking statements are necessarily estimates or expectations, and not statements of historical fact, reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward looking statements should, therefore, be considered in light of various important factors, including those set forth in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2019. These factors include:

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

•
risks relating to the evolving COVID-19 global pandemic and the significant disruption and economic and financial turmoil that has taken place as a result of government measures to protect public health;

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
The factors listed above should be not construed as exhaustive and should be read in conjunction with the Risk Factors that are included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019. We undertake no obligation to publicly update or review any forward looking statement, whether to reflect any change in our expectations with regard thereto, or as a result of new information, future developments or otherwise, except as required by law.

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
We are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk. Our policies to address these risks in 2020 are not materially different than those used in 2019, other than as described herein, and, based on our current knowledge and expectations, we do not currently anticipate significant changes in our market risk exposures or in how we will manage those exposures in future reporting periods.
Interest Rate and Credit Spread Risk
Interest rate risk is the price sensitivity of a security to changes in interest rates. Credit spread risk is the price sensitivity of a security to changes in credit spreads. Our investment portfolio and funds held - directly managed includes fixed maturity and short-term investments, whose fair values will fluctuate with changes in interest rates and credit spreads. We attempt to maintain adequate liquidity in our fixed maturity investments portfolio with a strategy designed to emphasize the preservation of our invested assets and provide sufficient liquidity for the prompt payment of claims and contract liabilities, as well as for settlement of commutation payments. We also monitor the duration and structure of our investment portfolio.
The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, in our fixed maturity and short-term investments portfolio classified as trading and AFS, our funds held directly managed portfolio, our fixed income funds and our fixed income exchange-traded funds:

	Interest Rate Shift in Basis Points
As of March 31, 2020	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$10,099	$9,856	$9,618	$9,380	$9,164
Market Value Change from Base	5.0%	2.5%	—	(2.5)%	(4.7)%
Change in Unrealized Value	$481	$238	$—	$(238)	$(454)

As of December 31, 2019	-100	-50	—	+50	+100
Total Market Value	$10,757	$10,490	$10,227	$9,976	$9,736
Market Value Change from Base	5.2%	2.6%	—	(2.5)%	(4.8)%
Change in Unrealized Value	$530	$263	$—	$(251)	$(491)
Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities, short-term investments, funds held - directly managed and fixed income exchange-traded fund may be materially different from the resulting change in value indicated in the tables above.

The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in credit spreads assuming interest rates remain fixed, in our fixed maturity and short-term investments portfolio classified as trading and AFS, our funds held directly managed portfolio, our fixed income funds and our fixed income exchange-traded funds:

	Credit Spread Shift in Basis Points
As at March 31, 2020	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$9,618	$9,391	$9,171
Market Value Change from Base		(2.4)%	(4.7)%
Change in Unrealized Value		$(227)	$(447)

As at December 31, 2019	—	+50	+100
Total Market Value	$10,227	$9,999	$9,777
Market Value Change from Base		(2.2)%	(4.4)%
Change in Unrealized Value		$(228)	$(450)
Credit Risk
Credit risk relates to the uncertainty of a counterparty’s ability to make timely payments in accordance with contractual terms of the instrument or contract. We are exposed to direct credit risk primarily within our portfolios of fixed maturity and short-term investments, and through customers, brokers and reinsurers in the form of premiums receivable, reinsurance balances recoverable on paid and unpaid losses, respectively, as discussed below.
Fixed Maturity and Short-Term Investments
As a holder of $9.0 billion of fixed maturity and short-term investments, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity investments of short-to-medium duration and mutual funds. A table of credit ratings for our fixed maturity and short-term investments is in Note 4 - "Investments" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. As of March 31, 2020, 38.6% of our fixed maturity and short-term investment portfolio was rated AA or higher by a major rating agency (December 31, 2019: 40.0%) with 3.9% rated lower than BBB- (December 31, 2019: 4.1%). The portfolio as a whole, including cash, restricted cash, fixed maturity and short term investments and funds held - directly managed, had an average credit quality rating of A+ as of March 31, 2020 (December 31, 2019: A+).
In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we do not believe we have significant concentrations of credit risk.
A summary of our fixed maturity and short-term investments by credit rating is as follows:

Credit rating	March 31, 2020	December 31, 2019	Change
AAA	26.4%	27.1%	(0.7)%
AA	12.2%	12.9%	(0.7)%
A	35.7%	34.3%	1.4%
BBB	20.6%	21.4%	(0.8)%
Non-investment grade	3.9%	4.1%	(0.2)%
Not rated	1.2%	0.2%	1.0%
Total	100.0%	100.0%

Average credit rating	A+	A+

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
Funds Held
Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds balance is credited with investment income and losses payable are deducted. We are subject to credit risk if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due. Our funds held are shown under two categories on the consolidated balance sheets, where funds held upon which we receive the underlying portfolio economics are shown as "Funds held - directly managed", and funds held where we receive a fixed crediting rate are shown as "Funds held by reinsured companies." Both types of funds held are subject to credit risk. We routinely monitor the creditworthiness of reinsured companies with whom we have funds held arrangements. As of March 31, 2020, we had a significant concentration of $941.5 million with one reinsured company which has financial strength credit ratings of A+ from A.M. Best and AA from Standard & Poor's.
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

	March 31, 2020	December 31, 2019	Change
	(in millions of U.S. dollars)
Publicly traded equity investments in common and preferred stocks	$240.9	$327.9	$(87.0)
Privately held equity investments in common and preferred stocks	270.0	268.8	1.2
Private equity funds	309.2	329.9	(20.7)
Equity funds	320.0	410.1	(90.1)
Call options on equity	—	0.1	(0.1)
Fair value of equities at risk	$1,140.1	$1,336.8	$(196.7)

Impact of 10% decline in fair value	$114.0	$133.7	$(19.7)
In addition to the above, as of March 31, 2020, we had investments of $1.1 billion (December 31, 2019: $1.1 billion) in hedge funds, included within our other investments, at fair value, that have exposure, among other items, to equity price risk.

Foreign Currency Risk
The table below summarizes our net exposures to foreign currencies:

	AUD	CAD	EUR	GBP	Other	Total
As of March 31, 2020	(in millions of U.S. dollars)
Total net foreign currency exposure	$(11.2)	$1.8	$(17.8)	$(17.1)	$1.8	$(42.5)
Pre-tax impact of a 10% movement of the U.S. dollar(1)	$(1.1)	$0.2	$(1.8)	$(1.7)	$0.2	$(4.3)

As of December 31, 2019
Total net foreign currency exposure	$20.2	$(10.6)	$12.9	$(11.9)	$0.6	$11.2
Pre-tax impact of a 10% movement of the U.S. dollar(1)	$2.0	$(1.1)	$1.3	$(1.2)	$0.1	$1.1

(1)	Assumes 10% change in the U.S. dollar relative to other currencies.

Through our subsidiaries located in various jurisdictions, we conduct our insurance and reinsurance operations in a variety of non-U.S. currencies. We have the following exposures to foreign currency risk:
•Transaction Risk: The functional currency for the majority of our subsidiaries is the U.S. dollar. Within these entities, any fluctuations in foreign currency exchange rates relative to the U.S. dollar has a direct impact on the valuation of our assets and liabilities denominated in other currencies. All changes in foreign exchange rates, with the exception of non-U.S. dollar AFS investments, are recognized in our consolidated statements of earnings. Changes in foreign exchange rates relating to non-U.S. dollar AFS investments are recorded in accumulated other comprehensive income (loss) in shareholders’ equity. Our subsidiaries with non-U.S. dollar functional currencies are also exposed to fluctuations in foreign currency exchange rates relative to their own functional currency.
•Translation Risk: Our net investments in certain European, British, and Australian subsidiaries have functional currencies of the Euro, British pound and Australian dollar, respectively. The foreign exchange gain or loss resulting from the translation of their financial statements from their respective functional currency into U.S. dollars is recorded in the cumulative translation adjustment account, which is a component of accumulated other comprehensive income (loss) in shareholders’ equity.
Our foreign currency policy is to broadly manage, where possible, our foreign currency risk by:
•Seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with assets that are denominated in such currencies, subject to regulatory constraints.
•Selectively utilizing foreign currency forward contracts to mitigate foreign currency risk.
•Borrowing to hedge the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currency is denominated in non-U.S. dollars, which is referred to as a non-derivative hedge.
The instruments we use to manage foreign currency risk are discussed in Note 5 - "Derivatives and Hedging Instruments" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. To the extent our foreign currency exposure is not matched or hedged, we may experience foreign exchange losses or gains, which would be reflected in our consolidated results of operations and financial condition.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2020. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The impact of COVID-19 and related risks has adversely affected our business, results of operations, financial condition, and liquidity and capital resources, and any future impact on our business is difficult to predict at this time.
The evolving COVID-19 pandemic has caused significant disruption to the economy and financial markets globally, and the full extent of the potential impacts of COVID-19 are not yet known. Our results of operations, financial condition, and liquidity and capital resources have been adversely impacted by the COVID-19 pandemic, and the future impact of the pandemic is difficult to predict. In particular, we believe we are subject to the following risks related to the COVID-19 pandemic:

•
Investments. Due in large part to the uncertainty caused by the COVID-19 pandemic in global financial markets, our investment portfolio has experienced significant unrealized losses (largely due to widening credit spreads on fixed income investments and changes in the fair value of our equity investments), increased volatility, heightened credit risk, and declines in yields on our fixed income investments. Our investment portfolios may continue to be adversely impacted by unfavorable market conditions caused by the COVID-19 pandemic, which could cause continued volatility in our results of operations and negatively impact our financial condition.

•
Debt and Equity Financing. As a result of the economic conditions caused by the COVID-19 pandemic, capital and credit markets continue to experience volatility that could negatively impact our ability to raise additional capital through the debt or equity markets or through bank or other debt financing. If we are unable obtain adequate capital on suitably attractive terms, or at all, we may be unable to implement our future growth or operating plans and our business, financial condition, and results of operations could be materially adversely affected.

•
Liquidity. Due to the change in fair value of our investments caused by the COVID-19 pandemic, we and our insurance and reinsurance subsidiaries may need additional capital to maintain compliance with regulatory capital requirements and/or be required to post additional collateral under existing reinsurance arrangements, which could reduce our liquidity. Due to current market conditions, we may not be able to secure letters of credit to satisfy certain of our existing collateral obligations, including through the extension or renewal of existing facilities, or such letters of credit may only be available on unfavorable terms. In addition, we may experience a reduction in the amount of available distribution or dividend capacity from our regulated insurance and reinsurance subsidiaries, which would also reduce liquidity.

•
Acquisitions and New Business. Our ability to complete acquisitions of companies and portfolios of insurance and reinsurance business in our Non-life Run-off segment may be adversely impacted by circumstances created by the COVID-19 pandemic, including as a result of the limited availability of external financing or funding to acquire new business, the willingness of counterparties to engage in transactions in light of uncertain economic conditions or financial stress, and the additional scrutiny of regulators whose approval is required to complete transactions due to the uncertain economic conditions, as well as other factors that we are unable to predict.

•
Active Underwriting Segments. We have experienced underwriting losses relating to the COVID-19 pandemic in our Atrium and StarStone segments across various lines of business. Although we have established reserves against these losses as of March 31, 2020, given the uncertainty surrounding the COVID-19 pandemic and its impact on the insurance industry, our preliminary estimates of losses and loss adjustment expenses and estimates of reinsurance recoverable arising from the COVID-19 pandemic may materially change. Unanticipated issues relating to claims and coverage may emerge, which could adversely affect our business by increasing the scope of coverage beyond our intent and/or increasing the frequency and severity of claims.

In addition, demand for the insurance products sold by our underwriting businesses is significantly impacted by general economic conditions that have been adversely impacted on a global scale by the COVID-19 pandemic, which in turn could limit the ability of Atrium and StarStone to write their desired levels of premiums. Our Atrium and StarStone businesses also face greater credit risk from policyholders, independent agents and brokers with respect to the payment and remittance of premiums as a result of the current economic conditions.

•
Operational Disruptions. We rely on the continued productivity of our senior executive team, our employees, and our agents, brokers, third party administrators, suppliers and outsourcing providers to carry out our operations. If any of these people are unable to continue to work productively, or at all, due to illness, government restrictions, remote working conditions, or other disruptions related to the COVID-19 pandemic, our ability to conduct our operations may be adversely affected. In addition, like many other companies, the vast majority of our employees are working remotely, and we are therefore more dependent on our information technology systems and the continued access by our employees and service providers to reliable internet and telecommunications systems. We will be adversely affected if these systems do not function effectively or are disrupted due to heightened demand, cybersecurity attacks and data security incidents, or for any other related reason. These types of operational disruptions that impact our people and/or systems and others we may not foresee, would negatively impact our ability to settle claims efficiently, complete acquisitions, integrate our acquired businesses, manage our investments, or otherwise conduct our business.

Circumstances caused by the COVID-19 pandemic are complex, uncertain and rapidly evolving. We therefore may not be able to accurately predict the longer-term effects that the COVID-19 pandemic may have on our financial condition or results of operations. To the extent the COVID-19 pandemic adversely affects our financial condition or results of operations, it may also have the effect of heightening additional risks described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2019.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about ordinary shares acquired by the Company during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Program
January 1, 2020 - January 31, 2020	—	$—	—	$—
February 1, 2020 - February 29, 2020	—	$—	—	$—
March 1, 2020 - March 31, 2020	92,510	$135.40	92,510	$—
	92,510		92,510	$—

(1)
Ordinary shares repurchased pursuant to the Company's Board-approved ordinary share repurchase program announced on March 9, 2020, which authorized the repurchase of up to $150.0 million of ordinary shares. The share repurchase plan was suspended on March 23, 2020 in light of the current uncertainty in the global financial markets resulting from the COVID-19 pandemic.

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

10.1
Joint Share Ownership Agreement, dated January 21, 2020, between the Company, Dominic F. Silvester and Zedra Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 27, 2020).

10.2
Amended and Restated Employment Agreement dated January 21, 2020 between the Company and Dominic Silvester (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on January 27, 2020).

10.3	Amended and Restated Employment Agreement dated January 21, 2020 between the Company and Paul O'Shea (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 27, 2020).

10.4	Amended and Restated Employment Agreement dated January 21, 2020 between the Company and Orla Gregory (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on January 27, 2020).

10.5	2020 Form of Performance Share Unit Award Agreement (3-Year Cycle) (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on January 27, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
________________________________
*     filed herewith
** furnished herewith
† Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to supplementally furnish to the SEC upon request any omitted schedule or exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2020.

ENSTAR GROUP LIMITED

By:	/S/ GUY BOWKER
Guy Bowker Chief Financial Officer, Authorized Signatory, Principal Financial Officer and Principal Accounting Officer