Form 10-Q
period 2020-06-30
Enstar Group LTD
filed 2020-08-10
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As at August 7, 2020, the registrant had outstanding 18,636,497 voting ordinary shares and 3,509,682 non-voting convertible ordinary shares, each par value $1.00 per share.

Enstar Group Limited
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2020

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2020 (unaudited) and December 31, 2019

	June 30, 2020	December 31, 2019
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$10,216	$51,490
Short-term investments, available-for-sale, at fair value (amortized cost: 2020 — $87,977; 2019 — $128,311; net of allowance: 2020 — $nil)	87,770	128,335
Fixed maturities, trading, at fair value	5,365,157	6,143,335
Fixed maturities, available-for-sale, at fair value (amortized cost: 2020 — $2,180,684; 2019 — $1,537,815; net of allowance: 2020 — $3,673)	2,215,211	1,538,052
Funds held - directly managed	1,168,856	1,187,552
Equities, at fair value	640,771	726,721
Other investments, at fair value	3,278,785	2,518,031
Equity method investments	362,398	326,277
Total investments (Note 5 and Note 11)	13,129,164	12,619,793
Cash and cash equivalents	651,855	624,472
Restricted cash and cash equivalents	336,666	346,877
Premiums receivable	541,450	491,511
Deferred tax assets (Note 19)	155,245	155,793
Reinsurance balances recoverable on paid and unpaid losses (net of allowance: 2020 — $143,653) (Note 7)	1,422,670	1,485,616
Reinsurance balances recoverable on paid and unpaid losses, at fair value (Note 7 and Note 11)	671,384	695,518
Insurance balances recoverable (net of allowance: 2020 — $8,346) (Note 10)	428,277	448,855
Funds held by reinsured companies	1,466,596	475,732
Deferred acquisition costs	93,256	116,513
Goodwill and intangible assets (Note 13)	178,552	191,568
Other assets	703,898	699,081
Assets held for sale (Note 4)	1,514,902	1,474,770
TOTAL ASSETS	$21,293,915	$19,826,099

LIABILITIES
Losses and loss adjustment expenses (Note 9)	$8,138,897	$7,247,282
Losses and loss adjustment expenses, at fair value (Note 9 and Note 11)	2,454,539	2,621,122
Defendant asbestos and environmental liabilities (Note 10)	808,062	847,685
Unearned premiums	513,308	533,692
Insurance and reinsurance balances payable	573,089	420,546
Deferred tax liabilities (Note 19)	16,559	16,074
Debt obligations (Note 14)	1,542,022	1,191,207
Other liabilities	442,845	444,818
Liabilities held for sale (Note 4)	1,237,595	1,208,531
TOTAL LIABILITIES	15,726,916	14,530,957

COMMITMENTS AND CONTINGENCIES (Note 21)

REDEEMABLE NONCONTROLLING INTEREST (Note 15)	366,533	438,791

SHAREHOLDERS’ EQUITY (Note 16)
Ordinary shares (par value $1 each, issued and outstanding 2020: 22,144,399; 2019: 21,511,505):
Voting Ordinary shares (issued and outstanding 2020: 18,634,717; 2019: 18,001,823)	18,635	18,002
Non-voting convertible ordinary Series C Shares (issued and outstanding 2020 and 2019: 2,599,672)	2,600	2,600
Non-voting convertible ordinary Series E Shares (issued and outstanding 2020 and 2019: 910,010)	910	910
Preferred Shares:
Series C Preferred Shares (issued and held in treasury 2020 and 2019: 388,571)	389	389
Series D Preferred Shares (issued and outstanding 2020 and 2019: 16,000)	400,000	400,000
Series E Preferred Shares (issued and outstanding 2020 and 2019: 4,400)	110,000	110,000
Treasury shares, at cost (Series C Preferred shares 2020 and 2019: 388,571)	(421,559)	(421,559)
Joint Share Ownership Plan (voting ordinary shares, held in trust 2020: 565,630)	(566)	—
Additional paid-in capital	1,835,115	1,836,778
Accumulated other comprehensive income	51,285	7,171
Retained earnings	3,190,104	2,887,892
Total Enstar Shareholders’ Equity	5,186,913	4,842,183
Noncontrolling interest (Note 15)	13,553	14,168
TOTAL SHAREHOLDERS’ EQUITY	5,200,466	4,856,351
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	$21,293,915	$19,826,099
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
For the Three and Six Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$142,871	$190,962	$302,222	$442,909
Fees and commission income	10,010	6,017	17,538	12,494
Net investment income	94,443	74,271	169,157	149,922
Net realized and unrealized gains	967,608	260,669	338,547	713,429
Other income (expense)	(1,087)	11,025	19,357	16,836
	1,213,845	542,944	846,821	1,335,590
EXPENSES
Net incurred losses and loss adjustment expenses	186,692	146,554	229,992	402,853
Life and annuity policy benefits	—	2,194	—	2,290
Acquisition costs	49,067	51,081	95,110	128,882
General and administrative expenses	144,830	100,676	243,258	198,939
Interest expense	14,018	13,036	27,433	24,072
Net foreign exchange (gains) losses	5,158	(2,579)	(6,781)	(6,432)
	399,765	310,962	589,012	750,604
EARNINGS BEFORE INCOME TAXES	814,080	231,982	257,809	584,986
Income tax expense	(16,652)	(7,698)	(11,380)	(11,800)
Earnings (loss) from equity method investments	(8,790)	17,713	3,660	26,485
NET EARNINGS FROM CONTINUING OPERATIONS	788,638	241,997	250,089	599,671
NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(1,152)	(3,943)	(3,221)	4,125
NET EARNINGS	787,486	238,054	246,868	603,796
Net loss attributable to noncontrolling interest	19,992	2,713	52,714	4,861
NET EARNINGS ATTRIBUTABLE TO ENSTAR	807,478	240,767	299,582	608,657
Dividends on preferred shares	(8,925)	(8,925)	(17,850)	(18,064)
NET EARNINGS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$798,553	$231,842	$281,732	$590,593

Earnings (loss) per ordinary share attributable to Enstar:
Basic:
Net earnings from continuing operations	$37.06	$10.90	$13.16	$27.40
Net earnings (loss) from discontinued operations	(0.03)	(0.11)	(0.09)	0.11
Net earnings per ordinary share	$37.03	$10.79	$13.07	$27.51
Diluted:
Net earnings from continuing operations	$36.68	$10.81	$13.02	$27.15
Net earnings (loss) from discontinued operations	(0.03)	(0.11)	(0.09)	0.11
Net earnings per ordinary share	$36.65	$10.70	$12.93	$27.26
Weighted average ordinary shares outstanding:
Basic	21,565,240	21,477,772	21,557,542	21,470,675
Diluted	21,789,242	21,675,451	21,788,331	21,661,769

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the Three and Six Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(expressed in thousands of U.S. dollars)
NET EARNINGS	$787,486	$238,054	$246,868	$603,796

Other comprehensive income (loss), net of income taxes:
Unrealized holding gains on fixed income available-for-sale investments arising during the period	112,506	1,244	53,771	4,907
Reclassification adjustment for change in allowance for credit losses recognized in net earnings	(10,762)	—	2,450	—
Reclassification adjustment for net realized losses included in net earnings	(4,222)	(4,218)	(4,010)	(4,157)
Unrealized gains (losses) arising during the period, net of reclassification adjustments	97,522	(2,974)	52,211	750
Total cumulative currency translation adjustment	(1,205)	(1,038)	(1,891)	(1,839)
Total other comprehensive income (loss)	96,317	(4,012)	50,320	(1,089)

Comprehensive income	883,803	234,042	297,188	602,707
Comprehensive loss attributable to noncontrolling interest	9,616	2,642	46,508	4,706
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR	$893,419	$236,684	$343,696	$607,413

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
For the Three and Six Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(expressed in thousands of U.S. dollars)
Share Capital — Voting Ordinary Shares
Balance, beginning of period	$18,610	$17,958	$18,002	$17,950
Issue of shares	25	17	726	25
Shares repurchased	—	—	(93)	—
Balance, end of period	$18,635	$17,975	$18,635	$17,975
Share Capital — Non-Voting Convertible Ordinary Series C Shares
Balance, beginning and end of period	$2,600	$2,600	$2,600	$2,600
Share Capital — Non-Voting Convertible Ordinary Series E Shares
Balance, beginning and end of period	$910	$910	$910	$910
Share Capital — Series C Convertible Participating Non-Voting Preferred Shares
Balance, beginning and end of period	$389	$389	$389	$389
Share Capital — Series D Preferred Shares
Balance, beginning and end of period	$400,000	$400,000	$400,000	$400,000
Share Capital — Series E Preferred Shares
Balance, beginning and end of period	$110,000	$110,000	$110,000	$110,000
Treasury Shares (Series C Preferred Shares)
Balance, beginning and end of period	$(421,559)	$(421,559)	$(421,559)	$(421,559)
Joint Share Ownership Plan — Voting Ordinary Shares, Held in Trust
Balance, beginning of period	$(566)	$—	$—	$—
Issue of shares	—	—	(566)	—
Balance, end of period	$(566)	$—	$(566)	$—
Additional Paid-in Capital
Balance, beginning of period	$1,825,798	$1,809,107	$1,836,778	$1,804,664
Issue of voting ordinary shares	(109)	455	(1,360)	921
Shares repurchased	—	—	(12,433)	—
Amortization of share-based compensation	9,426	12,640	12,130	16,617
Balance, end of period	$1,835,115	$1,822,202	$1,835,115	$1,822,202
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(34,656)	$13,279	$7,171	$10,440
Currency translation adjustment
Balance, beginning of period	7,862	10,183	8,548	10,986
Change in currency translation adjustment	(1,038)	(1,036)	(1,724)	(1,839)
Balance, end of period	6,824	9,147	6,824	9,147
Defined benefit pension liability
Balance, beginning and end of period	(945)	(987)	(945)	(987)
Unrealized gains (losses) on available-for-sale investments
Balance, beginning of period	(41,573)	4,083	(432)	441
Change in unrealized gains (losses) on available-for-sale investments	86,979	(3,047)	45,838	595
Balance, end of period	45,406	1,036	45,406	1,036
Balance, end of period	$51,285	$9,196	$51,285	$9,196
Retained Earnings
Balance, beginning of period	$2,375,073	$2,335,028	$2,887,892	$1,976,539
Net earnings	787,486	238,054	246,868	603,796
Net loss attributable to noncontrolling interest	19,992	2,713	52,714	4,861
Dividends on preferred shares	(8,925)	(8,925)	(17,850)	(18,064)
Change in redemption value of redeemable noncontrolling interests	16,478	6,247	26,628	5,985
Cumulative effect of change in accounting principle	—	—	(6,148)	—
Balance, end of period	$3,190,104	$2,573,117	$3,190,104	$2,573,117
Noncontrolling Interest (excludes Redeemable Noncontrolling Interest)
Balance, beginning of period	$13,405	$12,452	$14,168	$12,056
Purchase of noncontrolling shareholders' interest in subsidiaries	—	(47)	—	(47)
Net earnings (loss) attributable to noncontrolling interest	148	204	(615)	600
Balance, end of period	$13,553	$12,609	$13,553	$12,609
Total Shareholders' Equity	$5,200,466	$4,527,439	$5,200,466	$4,527,439

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings	$246,868	$603,796
Net loss (earnings) loss from discontinued operations, net of income taxes	3,221	(4,125)
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Realized gains on sale of investments	(61,406)	(25,854)
Unrealized gains on investments	(277,141)	(687,575)
Depreciation and other amortization	30,006	15,722
Earnings from equity method investments	(3,660)	(26,485)
Sales and maturities of trading securities	2,165,843	2,689,095
Purchases of trading securities	(1,175,992)	(2,678,627)
Other non-cash items	11,082	18,187
Changes in:
Reinsurance balances recoverable on paid and unpaid losses	84,827	(179,566)
Funds held by reinsured companies	(990,864)	(54,188)
Losses and loss adjustment expenses	741,100	306,509
Defendant asbestos and environmental liabilities	(39,623)	(19,056)
Insurance and reinsurance balances payable	152,886	66,639
Unearned premiums	(20,384)	58,228
Premiums receivable	(49,939)	130,435
Other operating assets and liabilities	32,337	(91,293)
Net cash flows provided by operating activities	849,161	121,842
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	1,071
Sales and maturities of available-for-sale securities	1,156,786	90,536
Purchase of available-for-sale securities	(1,759,023)	(147)
Purchase of other investments	(656,757)	(284,600)
Proceeds from other investments	136,592	85,355
Purchase of equity method investments	(33,000)	(38,202)
Dividends from equity method investments	237	—
Other investing activities	(974)	(2,844)
Net cash flows used in investing activities	(1,156,139)	(148,831)
FINANCING ACTIVITIES:
Dividends on preferred shares	(17,850)	(18,064)
Dividends paid to noncontrolling interest	—	(11,556)
Purchase of noncontrolling shareholders' interest in subsidiaries	—	(47)
Repurchase of shares	(12,526)	—
Receipt of loans	364,000	1,050,806
Repayment of loans	(14,000)	(415,370)
Net cash flows provided by financing activities	319,624	605,769
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	4,526	(6,436)
NET INCREASE IN CASH AND CASH EQUIVALENTS	17,172	572,344
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	971,349	901,996
CASH AND CASH EQUIVALENTS, END OF PERIOD	$988,521	$1,474,340

Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$15,450	$522
Interest paid	$26,783	$21,246

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	651,855	1,032,583
Restricted cash and cash equivalents	336,666	441,757
Cash, cash equivalents and restricted cash	$988,521	$1,474,340
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information expressed in thousands of U.S. dollars except share and per share data)

1. SIGNIFICANT ACCOUNTING POLICIES
Basis of Preparation
These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements reflect all adjustments consisting of normal recurring items considered necessary for a fair presentation under U.S. GAAP. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. All significant inter-company transactions and balances have been eliminated. In these notes, the terms "we," "us," "our," "Enstar," or "the Company" refer to Enstar Group Limited and its consolidated subsidiaries. Certain prior period amounts have been reclassified to conform to the current period presentation as described in further detail in Note 4 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations." These reclassifications had no impact on net earnings.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results may differ materially from these estimates. Results of changes in estimates are reflected in earnings in the period in which the change is made. Accounting policies that we believe are most dependent on assumptions and estimates are considered to be our critical accounting policies and are related to the determination of:
•liability for losses and loss adjustment expenses ("LAE");
•reinsurance balances recoverable on paid and unpaid losses;
•defendant asbestos and environmental liabilities and related insurance balances recoverable;
•valuation allowances on reinsurance balances recoverable and deferred tax assets;
•impairment charges, including credit allowances on investment securities classified as available-for-sale ("AFS"), and impairments on goodwill, intangible assets and deferred charge assets;
•gross and net premiums written and net premiums earned;
•fair value measurements of investments;
•fair value estimates associated with accounting for acquisitions;
•fair value estimates associated with loss portfolio transfer reinsurance agreements for which we have elected the fair value option; and
•redeemable noncontrolling interests.

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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Some of the factors that we consider when assessing whether an allowance for credit losses is required on our debt securities include: (1) the extent to which the fair value has been less than the amortized cost; (2) the financial condition, near-term and long-term prospects of the issuer, including the relevant industry conditions and trends, and implications of rating agency actions and offering prices; (3) the likelihood of the recoverability of principal and interest; and (4) whether it is more likely than not that we will be required to sell the security prior to an anticipated recovery in value.
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

New Accounting Standards Adopted in 2020
ASU 2020-04 – Reference Rate Reform
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04 – Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which is codified in Accounting Standards Codification ("ASC") 848 and which provides entities with temporary optional expedients and exceptions to the existing US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Inter-bank Offered Rate ("LIBOR") and other inter-bank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate ("SOFR").
Under the provisions of this guidance, entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also elect various optional expedients for hedging relationships affected by reference rate reform, if certain criteria are met. In addition, entities can make a one-time election to sell, transfer or both sell and transfer debt securities classified as held-to-maturity (“HTM”) that refer to a rate affected by reference rate reform, to AFS or to trading. However, such debt securities must have been classified as HTM before January 1, 2020. Once elected, the amendments in this guidance must be applied prospectively for all eligible contract modifications.
The ASU was effective upon issuance and can be applied through to December 31, 2022. We adopted the ASU upon its issuance and as we transition from LIBOR to alternative reference rates, we will elect the temporary optional expedients and exceptions to the existing US GAAP guidance on contract modifications and hedge accounting permitted by the ASU, as appropriate. The adoption of this standard did not have any impact on our consolidated financial statements and disclosures.
ASU 2020-03 – Codification Improvements to Financial Instruments
In March 2020, the FASB issued ASU 2020-03, which makes narrow-scope improvements to various topics within the codification relating to financial instruments, including the new credit losses standard. The amendments related to certain specific issues covered by the ASU were effective immediately upon the issuance of the ASU, while certain specific issues covered by the ASU and affecting the credit losses standard in ASU 2016-13 are effective in 2020 for those entities that have already adopted ASU 2016-13. We adopted the amendments in this ASU upon its issuance and that adoption did not have a material impact on our consolidated financial statements and the related disclosures.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ASUs 2016-13, 2018-19, 2019-04, 2019-05, 2019-10 and 2019-11, Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, which is codified in ASC 326 - Financial Instruments - Credit Losses, amending the guidance on the impairment of financial instruments and significantly changing how entities measure credit losses for most financial assets and certain other financial instruments, including reinsurance balances recoverable on paid and unpaid losses that are not measured at fair value through net earnings. The ASU replaced the “incurred loss” approach that was previously applied to determine credit losses with an “expected loss” model for financial instruments measured at amortized cost. Under the "expected loss" model, the estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses and subsequent adjustments to such losses are recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected.
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
We adopted ASU 2016-13 and all the related amendments on January 1, 2020 using the modified retrospective approach for our financial instruments carried at amortized cost, and prospectively for our AFS debt securities as required by the standard, resulting in an overall reduction in retained earnings of $6.1 million as summarized below:
•A cumulative effect adjustment of $3.0 million relating to our financial instruments carried at amortized cost, which primarily relates to our insurance balances recoverable on paid and unpaid losses. We already carried significant specific allowances for credit losses of $147.6 million on our reinsurance balances recoverable on paid and unpaid losses, relating primarily to our Non-life Run-off segment and therefore the adoption of this standard did not have a material impact on our balance sheet; and
•$3.1 million related to our AFS debt securities whose fair values were less than their amortized cost basis.

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

3. SIGNIFICANT NEW BUSINESS

Hannover Re
On August 6, 2020, we completed a novation agreement with Hannover Reück SE and an affiliate (“Hannover Re”), pursuant to which we assumed certain legacy asbestos, environmental and workers' compensation exposures. In the transaction, we assumed gross loss reserves of approximately $200.0 million, which was equal to the net reinsurance premium consideration received in the transaction.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Munich Re
On July 1, 2020, we completed a business transfer transaction with Great Lakes Insurance SE and HSB Engineering Insurance Limited, both subsidiaries of Munich Reinsurance Company ("Munich Re"), pursuant to which we acquired certain portfolios from their Australian branches. In the transaction, we received total assets of approximately AUD$144.8 million (approximately $99.8 million) for assuming the associated net insurance reserves, which primarily relate to long tail insurance business.

AXA Group
On June 1, 2020, we completed a loss portfolio transfer reinsurance agreement with AXA XL, a division of AXA SA, to reinsure specified legacy construction general liability multi-year policies. We assumed gross loss reserves of $179.7 million, which was equal to the net reinsurance premium consideration received in the transaction. In addition, we provided additional collateral of $24.5 million to support our obligations to AXA XL per the terms of the reinsurance agreement.

Aspen
On June 1, 2020, we completed an adverse development cover reinsurance agreement with Aspen Insurance Holdings Limited. In the transaction, we assumed $781.6 million of gross reserves for losses incurred on or prior to December 31, 2019 on a diversified mix of property, liability and specialty lines of business across the U.S., U.K. and Europe, in exchange for reinsurance premium consideration of $770.0 million and recorded a deferred charge asset of $11.7 million. Pursuant to the agreement, we provide $770.0 million of cover in excess of a $3.8 billion retention, and an additional $250.0 million of cover in excess of a $4.8 billion retention.

Lyft
On March 31, 2020, we entered into a novation agreement with affiliates of Lyft, Inc. (“Lyft”) and certain underwriting companies of Zurich North America (“Zurich”). In the transaction, in exchange for premium consideration of $465.0 million, we reinsured legacy automobile business underwritten by Zurich between October 1, 2015 and September 30, 2018 and which previously had been reinsured by Lyft’s wholly owned subsidiary, Pacific Valley Insurance Company ("PVIC"). Under a separate but related agreement, PVIC provides retrocession reinsurance coverage to us in excess of an $816.0 million limit. The transaction was effective on March 31, 2020.

4. DIVESTITURES, HELD-FOR-SALE BUSINESSES AND DISCONTINUED OPERATIONS

Recapitalization of StarStone U.S.
On June 10, 2020, we announced an agreement to recapitalize StarStone US Holdings, Inc. and its subsidiaries ("StarStone U.S.") and appoint a new management team and Board. As part of the recapitalization, we entered into a definitive agreement to sell StarStone U.S. to Core Specialty Insurance Holdings, Inc. ("Core Specialty"), a newly formed entity with equity backing from funds managed by SkyKnight Capital, L.P., Dragoneer Investment Group and Aquiline Capital Partners LLC. We currently have a 59.0% interest in StarStone U.S. The purchase price will be based on a $30.0 million premium to the GAAP tangible book value of StarStone U.S. to be determined on the month end prior to the closing date and will consist of $235.0 million of common shares of Core Specialty and cash. The $235.0 million of common shares of Core Specialty is expected to represent an estimated 26.1% interest in Core Specialty after certain co-investments and management equity awards. Our investment in Core Specialty will be accounted for as an equity method investment. Given the proposed transaction, we have classified the StarStone U.S. results as discontinued operations for the periods presented.
In connection with the sale, one of our Non-life Run-off subsidiaries will enter into a loss portfolio transfer reinsurance agreement with StarStone U.S. pursuant to which we will reinsure all of the net loss reserves of StarStone U.S. in respect of premium earned prior to the calendar month end prior to the closing date. We will receive a reinsurance premium equal to the assumed reserves, plus approximately $16.0 million. The reinsurance agreement will contain an aggregate limit on our liability equal to $130.0 million in excess of the assumed reserves, and our subsidiary's obligations under the reinsurance agreement will be guaranteed by Enstar.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The closing of the transaction is subject to regulatory approvals and other closing conditions and is expected to occur in the second half of 2020.
StarStone U.S. comprises a substantial portion of the StarStone segment. We have classified the assets and liabilities of StarStone U.S. as held-for-sale at June 30, 2020. The following table summarizes the components of assets and liabilities held-for-sale on our consolidated balance sheets as at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
ASSETS
Fixed maturities, trading, at fair value	$156,366	$202,994
Fixed maturities, available-for-sale, at fair value	482,758	375,337
Equities, at fair value	4,500	3,000
Other investments, at fair value	7,097	6,389
Total investments	650,721	587,720
Cash and cash equivalents	75,900	78,613
Restricted cash and cash equivalents	9,683	5,815
Premiums receivable	110,034	99,367
Deferred tax assets	14,890	15,191
Reinsurance balances recoverable on paid and unpaid losses	484,583	530,604
Funds held by reinsured companies	30,818	35,861
Deferred acquisition costs	33,615	36,992
Goodwill and intangible assets	24,900	24,900
Other assets	79,758	59,707
TOTAL ASSETS HELD FOR SALE	$1,514,902	$1,474,770

LIABILITIES
Losses and loss adjustment expenses	$838,682	$836,761
Unearned premiums	221,243	218,166
Insurance and reinsurance balances payable	60,155	22,453
Other liabilities	117,515	131,151
TOTAL LIABILITIES HELD FOR SALE	$1,237,595	$1,208,531

NET ASSETS HELD FOR SALE	$277,307	$266,239

As of June 30, 2020 and December 31, 2019, included in the table above were restricted investments of $137.4 million and $131.0 million, respectively.
The unrealized gains (losses) on AFS investments balance in accumulated other comprehensive income (loss) ("AOCI"), a component of shareholders' equity, included $14.2 million and $(1.0) million as at June 30, 2020 and December 31, 2019, respectively, related to StarStone U.S. Upon completion of the sale, this balance will be included in earnings as a component of the gain on sale.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The StarStone U.S. business qualifies as a discontinued operation. The following table summarizes the components of net earnings (loss) from discontinued operations, net of income taxes on the consolidated statements of earnings for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
INCOME
Net premiums earned	$65,403	$85,601	$165,949	$168,941
Fees and commission income	—	161	—	365
Net investment income	3,699	4,106	7,414	7,861
Net realized and unrealized gains	6,262	9,042	847	17,073
Other income	24	5	25	6
	75,388	98,915	174,235	194,246
EXPENSES
Net incurred losses and loss adjustment expenses	48,115	69,784	112,709	125,889
Acquisition costs	12,251	15,774	32,794	31,761
General and administrative expenses	15,645	16,845	30,729	30,655
Interest expense	591	645	1,180	1,355
Net foreign exchange (gains) losses	(11)	(9)	(2)	(5)
	76,591	103,039	177,410	189,655
EARNINGS (LOSS) BEFORE INCOME TAXES	(1,203)	(4,124)	(3,175)	4,591
Income tax benefit (expense)	51	181	(46)	(466)
NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	$(1,152)	$(3,943)	$(3,221)	$4,125
Net loss (earnings) from discontinued operations attributable to noncontrolling interest	473	1,617	1,321	(1,692)
NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(679)	$(2,326)	$(1,900)	$2,433

The following table presents the cash flows of StarStone U.S. for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Operating activities	$95,096	$(26,171)
Investing activities	(93,940)	(4,972)
Change in cash and restricted cash of business held for sale	$1,156	$(31,143)

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Intercompany transactions between StarStone U.S. (Discontinued Operations) and Continuing Operations
The table below presents a summary of the total income and expenses recognized in continuing operations for the three and six months ended June 30, 2020 and 2019, relating to intercompany transactions, primarily intragroup reinsurances, between StarStone U.S. and our other subsidiaries:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total Income	$3,650	$1,915	$7,363	$4,709
Total Expenses	(7,239)	30,235	(14,899)	46,466
Net Earnings (Loss)	10,889	(28,320)	22,262	(41,757)

Run-off of StarStone International (non-U.S.)
On June 10, 2020, we also announced that we are placing the StarStone non-U.S. international operations ("StarStone International") into an orderly run-off (the "StarStone International Run-Off"). The liabilities associated with the StarStone International Run-Off vary in duration, and the run-off is expected to occur over a number of years. Steps to reduce the size of StarStone International's operations have begun and will involve several phases to occur over time. As a result, we cannot anticipate with certainty the expected completion date of the StarStone International Run-Off.
We continue to evaluate additional strategic options for StarStone International's operations and business. Consequently, such options could have the effect of mitigating costs associated with placing the business into run-off. The remaining StarStone International operations will continue to serve the needs of policyholders and ensure that the companies continue to meet all regulatory requirements. The results of StarStone International are included within continuing operations in the StarStone segment.

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

Short-Term and Fixed Maturity Investments

Asset Types
The fair values of the underlying asset categories comprising our short-term and fixed maturity investments classified as trading and AFS and the fixed maturity investments included within our funds held - directly managed balance were as follows:

	June 30, 2020
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Fixed maturities, funds held - directly managed	Total
U.S. government and agency	$5,924	$60,225	$166,673	$203,972	$109,677	$546,471
U.K. government	186	155	64,549	42,790	—	107,680
Other government	3,338	331	376,956	98,852	23,835	503,312
Corporate	768	27,059	3,684,722	1,251,847	600,704	5,565,100
Municipal	—	—	86,301	28,606	50,813	165,720
Residential mortgage-backed	—	—	176,347	180,138	80,347	436,832
Commercial mortgage-backed	—	—	431,610	179,932	228,825	840,367
Asset-backed	—	—	377,999	229,074	59,279	666,352
Total fixed maturity and short-term investments	$10,216	$87,770	$5,365,157	$2,215,211	$1,153,480	$8,831,834

	December 31, 2019
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Fixed maturities, funds held - directly managed	Total
U.S. government and agency	$—	$111,583	$208,296	$269,661	$106,537	$696,077
U.K. government	24,411	1,069	122,012	14,280	—	161,772
Other government	21,958	387	575,017	84,760	20,734	702,856
Corporate	5,121	13,915	3,959,288	866,557	603,389	5,448,270
Municipal	—	1,381	87,451	2,399	49,456	140,687
Residential mortgage-backed	—	—	215,521	99,188	86,205	400,914
Commercial mortgage-backed	—	—	534,357	49,046	230,343	813,746
Asset-backed	—	—	441,393	152,161	76,681	670,235
Total fixed maturity and short-term investments	$51,490	$128,335	$6,143,335	$1,538,052	$1,173,345	$9,034,557

Included within residential and commercial mortgage-backed securities as of June 30, 2020 were securities issued by U.S. governmental agencies with a fair value of $371.1 million (December 31, 2019: $333.3 million). Included within corporate securities as of June 30, 2020 were senior secured loans of $nil (December 31, 2019: $31.4 million).

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

As of June 30, 2020	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$411,022	$411,903	4.7%
More than one year through two years	642,622	650,200	7.4%
More than two years through five years	2,084,605	2,146,660	24.3%
More than five years through ten years	1,931,647	2,048,533	23.2%
More than ten years	1,466,809	1,630,987	18.5%
Residential mortgage-backed	430,201	436,832	4.9%
Commercial mortgage-backed	825,225	840,367	9.5%
Asset-backed	695,528	666,352	7.5%
	$8,487,659	$8,831,834	100.0%

Credit Ratings
The following table sets forth the credit ratings of our short-term and fixed maturity investments classified as trading and AFS and the fixed maturity investments included within our funds held - directly managed balance as of June 30, 2020:

	Amortized Cost	Fair Value	% of Total	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated

U.S. government and agency	$522,106	$546,471	6.2%	$546,471	$—	$—	$—	$—	$—
U.K. government	107,185	107,680	1.2%	2,271	94,987	10,422	—	—	—
Other government	488,650	503,312	5.7%	250,552	144,733	53,101	45,147	9,779	—
Corporate	5,268,218	5,565,100	63.0%	194,895	593,964	2,840,810	1,663,136	262,385	9,910
Municipal	150,546	165,720	1.9%	10,078	82,087	53,458	20,097	—	—
Residential mortgage-backed	430,201	436,832	5.0%	430,300	31	1,807	1,881	450	2,363
Commercial mortgage-backed	825,225	840,367	9.5%	575,005	103,238	89,254	60,203	5,625	7,042
Asset-backed	695,528	666,352	7.5%	291,013	97,699	149,673	117,217	9,045	1,705
Total	$8,487,659	$8,831,834	100.0%	$2,300,585	$1,116,739	$3,198,525	$1,907,681	$287,284	$21,020
% of total fair value				26.0%	12.6%	36.2%	21.6%	3.3%	0.3%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unrealized Gains and Losses on AFS Short-term and Fixed Maturity Investments
The amortized cost, unrealized gains and losses, allowance for credit losses and fair values of our short-term and fixed maturity investments classified as AFS as of June 30, 2020 were as follows:

			Gross Unrealized Losses
As of June 30, 2020	Amortized Cost	Gross Unrealized Gains	Non-Credit Related Losses	Allowance for Credit Losses(1)	Fair Value
U.S. government and agency	$258,996	$5,505	$(304)	$—	$264,197
U.K. government	43,654	38	(747)	—	42,945
Other government	96,774	2,645	(236)	—	99,183
Corporate	1,248,862	37,470	(4,336)	(3,090)	1,278,906
Municipal	27,766	840	—	—	28,606
Residential mortgage-backed	178,981	2,085	(928)	—	180,138
Commercial mortgage-backed	179,412	3,631	(2,617)	(494)	179,932
Asset-backed	234,216	592	(5,645)	(89)	229,074
	$2,268,661	$52,806	$(14,813)	$(3,673)	$2,302,981
(1) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 1 - "Significant Accounting Policies" for further details.
The amortized cost, unrealized gains and losses and fair values of our short-term and fixed maturity investments classified as AFS as of December 31, 2019 were as follows:

As of December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (Non-OTTI)	Fair Value
U.S. government and agency	$381,488	$78	$(322)	$381,244
U.K. government	15,067	282	—	15,349
Other government	84,116	1,119	(88)	85,147
Corporate	880,667	3,739	(3,934)	880,472
Municipal	3,770	12	(2)	3,780
Residential mortgage-backed	99,646	221	(679)	99,188
Commercial mortgage-backed	49,219	30	(203)	49,046
Asset-backed	152,153	127	(119)	152,161
	$1,666,126	$5,608	$(5,347)	$1,666,387

Gross Unrealized Losses on AFS Short-term and Fixed Maturity Investments
The following table summarizes our short-term and fixed maturity investments classified as AFS that were in a gross unrealized loss position, for which an allowance for credit losses has not been recorded, as of June 30, 2020, aggregated by major security type and length of time in continuous unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
As of June 30, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency	$—	$—	$264,197	$(304)	$264,197	$(304)
U.K. government	—	—	42,945	(747)	42,945	(747)
Other government	169	(11)	99,014	(225)	99,183	(236)
Corporate	1,798	(267)	1,175,077	(2,283)	1,176,875	(2,550)
Residential mortgage-backed	—	—	180,138	(928)	180,138	(928)
Commercial mortgage-backed	—	—	164,704	(1,345)	164,704	(1,345)
Asset-backed	—	—	218,538	(5,171)	218,538	(5,171)
Total fixed maturity and short-term investments	$1,967	$(278)	$2,144,613	$(11,003)	$2,146,580	$(11,281)

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our short-term and fixed maturity investments classified as AFS that are in a gross unrealized loss position as of December 31, 2019, aggregated by major security type and length of time in continuous unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
As of December 31, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency	$—	$—	$193,574	$(322)	$193,574	$(322)
Other government	1,080	(23)	37,796	(65)	38,876	(88)
Corporate	2,754	(306)	338,965	(3,628)	341,719	(3,934)
Municipal	128	—	761	(2)	889	(2)
Residential mortgage-backed	—	—	52,005	(679)	52,005	(679)
Commercial mortgage-backed	—	—	35,777	(203)	35,777	(203)
Asset-backed	—	—	101,591	(119)	101,591	(119)
Total fixed maturity and short-term investments	$3,962	$(329)	$760,469	$(5,018)	$764,431	$(5,347)
As of June 30, 2020 and December 31, 2019, the number of securities classified as AFS in an unrealized loss position for which an allowance for credit loss is not recorded was 474 and 479, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 7 and 12, respectively.
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

Allowance for Credit Losses on AFS Fixed Maturity Investments
We adopted ASU 2016-13 and the related amendments on January 1, 2020 prospectively, and recognized an allowance for credit losses of $3.1 million on initial adoption of the guidance. Our allowance for credit losses is derived based on various data sources, multiple key inputs and forecast scenarios. These include default rates specific to the individual security, vintage of the security, geography of the issuer of the security, industry analyst reports, credit ratings and consensus economic forecasts.
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
The methodology and inputs used to determine the credit loss by security type are as follows:
•Corporate and Government: Expected cashflows are derived that are specific to each security. The PD is based on a quantitative model that converts agency ratings to term structures that vary by country, industry and the state of the credit cycle. This is used along with macroeconomic forecasts to produce scenario conditioned PDs. The LGD is based on default studies provided by a third party which we use along with macroeconomic forecasts to produce scenario conditioned LGDs.
•Municipals: Expected cash flows are derived that are specific to each security. The PD model produces scenario conditioned PD output over the lifetime of the municipal security. These PDs are based on key macroeconomic and instrument specific risk factors. The LGD is derived based on a model which uses assumptions specific to the municipal securities.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For corporates, government and municipal securities, we use an explicit reversion and a three year forecast period, which we consider to be a reasonable duration during which an economic forecast could continue to be reliable.
•Asset backed, Commercial and Residential mortgaged-backed: Expected cash flows are derived that are specific to each security. The PD and LGD for each security is based on a quantitative model that generates scenario conditioned PD and LGD term structures based on the underlying collateral type, waterfall and other trustee information. This model also considers prepayments. For these security types, there is no explicit reversion and the forecasts are deemed reasonable and supportable over the life of the portfolio.
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
The following tables provide a reconciliation of the beginning and ending allowance for credit losses on our AFS debt securities:

	Three Months Ended June 30, 2020
	Other government	Corporate	Commercial mortgage backed	Asset-backed	Total
Allowance for credit losses, beginning of period	$—	$(14,323)	$(1)	$—	$(14,324)
Allowances for credit losses on securities for which credit losses were not previously recorded	—	(149)	(493)	(89)	(731)
Reductions for securities sold during the period	—	1,388	—	—	1,388
Reductions in the allowance for credit losses on securities we either intend to sell or more likely than not, we will be required to sell before the recovery of their amortized cost basis	—	—	—	—	—
(Increase) decrease to the allowance for credit losses on securities that had an allowance recorded in the previous period	—	9,994	—	—	9,994
Allowance for credit losses, end of period	$—	$(3,090)	$(494)	$(89)	$(3,673)

	Six Months Ended June 30, 2020
	Other government	Corporate	Commercial mortgage backed	Asset-backed	Total
Allowance for credit losses, beginning of period	$—	$—	$—	$—	$—
Cumulative effect of change in accounting principle	(22)	(2,987)	(50)	—	(3,059)
Allowances for credit losses on securities for which credit losses were not previously recorded	—	(1,876)	(444)	(89)	(2,409)
Reductions for securities sold during the period	—	1,773	—	—	1,773
Reductions in the allowance for credit losses on securities we either intend to sell or more likely than not, we will be required to sell before the recovery of their amortized cost basis	22	—	—	—	22
Allowance for credit losses, end of period	$—	$(3,090)	$(494)	$(89)	$(3,673)
During the three and six months ended June 30, 2020 we did not have any write-offs charged against the allowance for credit losses or any recoveries of amounts previously written-off.
Our allowance for credit losses decreased during the three months ended June 30, 2020 primarily due to low interest rates and tightening credit spreads as the markets rebounded from the recent disruption in global financial markets associated with the COVID-19 pandemic. Our modeling process for determining credit losses remained the same as the prior quarter and took into account the adverse impact that the COVID-19 pandemic still has on capital markets and the global economy in general.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other-Than-Temporary Impairment on AFS Fixed Maturity Investments
For the three and six months ended June 30, 2019, we did not recognize any other-than-temporary impairment losses on our AFS securities. We determined that no other-than-temporary credit losses existed as of December 31, 2019. A description of our other-than-temporary impairment process is included in Note 2 - "Significant Accounting Policies" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019.
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

Equity Investments
The following table summarizes our equity investments classified as trading:

	June 30, 2020	December 31, 2019
Publicly traded equity investments in common and preferred stocks	$274,382	$327,875
Exchange-traded funds	95,389	133,047
Privately held equity investments in common and preferred stocks	271,000	265,799
	$640,771	$726,721
Equity investments include publicly traded common and preferred stocks, exchange-traded funds and privately held common and preferred stocks. Our publicly traded equity investments in common and preferred stocks predominantly trade on major exchanges and are managed by our external advisors. Our investments in exchange-traded funds also trade on major exchanges.
Our privately held equity investments in common and preferred stocks are direct investments in companies that we believe offer attractive risk adjusted returns and/or offer other strategic advantages. Each investment may have its own unique terms and conditions and there may be restrictions on disposals. There is no active market for these investments. Included within the above balance as of June 30, 2020 and December 31, 2019 is an investment in the parent company of AmTrust Financial Services, Inc. ("AmTrust"), with a fair value of $245.3 million and $240.1 million, respectively. Refer to Note 20 - "Related Party Transactions" for further information.

Other Investments, at fair value
The following table summarizes our other investments carried at fair value:

	June 30, 2020	December 31, 2019
Hedge funds	$1,757,982	$1,121,904
Fixed income funds	584,607	481,039
Equity funds	368,314	410,149
Private equity funds	315,070	323,496
CLO equities	84,188	87,555
CLO equity funds	123,299	87,509
Private credit funds	38,094	—
Other	7,231	6,379
	$3,278,785	$2,518,031

The valuation of our other investments is described in Note 11 - "Fair Value Measurements." Due to a lag in the valuations of certain funds reported by the managers, we may record changes in valuation with up to a three-month lag. We regularly review and discuss fund performance with the fund managers to corroborate the reasonableness of the reported net asset values and to assess whether any events have occurred within the lag

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
period that would affect the valuation of the investments. The following is a description of the nature of each of these investment categories:
•Hedge funds may invest in a wide range of instruments, including debt and equity securities, and utilize various sophisticated strategies, including derivatives, to achieve their objectives. We invest in a mixture of fixed income, equity and multi-strategy hedge funds.
•Fixed income funds comprise a number of positions in diversified fixed income funds that are managed by third-party managers. Underlying investments vary from high-grade corporate bonds to non-investment grade senior secured loans and bonds, in both liquid and illiquid markets. The liquid fixed income funds have regularly published prices.
•Equity funds invest in a diversified portfolio of U.S. and international publicly-traded equity securities.
•Private equity funds invest primarily in the financial services industry.
•CLO equities comprise investments in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans.
•CLO equity funds invest primarily in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans.
•Private credit funds invest in direct senior or collateralized loans.
•Others comprise various investments including real estate debt funds that invest primarily in European commercial real estate equity and a fund that provides loans to educational institutions throughout the U.S. and its territories.
The increase in our other investments carried at fair value between June 30, 2020 and December 31, 2019 was primarily attributable to unrealized gains of $250.5 million and net additional subscriptions of $520.2 million to hedge funds, fixed income funds, private credit funds, CLO equities, CLO equity funds and equity funds.
As of June 30, 2020, we had unfunded commitments of $544.7 million to private credit and private equity funds.
Certain of our other investments are subject to restrictions on redemptions and sales that are determined by the governing documents, which limits our ability to liquidate those investments. These restrictions may include lock-ups, redemption gates, restricted share classes or side pockets, restrictions on the frequency of redemption and notice periods. A gate is the ability to deny or delay a redemption request, whereas a side-pocket is a designated account for which the investor loses its redemption rights. Certain other investments may not have any restrictions governing their sale, but there is no active market and no guarantee that we will be able to execute a sale in a timely manner. In addition, even if certain other investments are not eligible for redemption or sales are restricted, we may still receive income distributions from those other investments. The table below details the estimated date by which proceeds would be received if we had provided notice of our intent to redeem or initiated a sales process as of June 30, 2020:

	Less than 1 Year	1-2 years	2-3 years	More than 3 years	Not Eligible/ Restricted	Total	Redemption Frequency
Hedge funds	$700,346	$895,057	$—	$102,600	$59,979	$1,757,982	Monthly to Bi-annually
Fixed income funds	574,617	—	—	—	9,990	584,607	Daily to Quarterly
Equity funds	368,314	—	—	—	—	368,314	Daily to Quarterly
Private equity funds	—	—	—	—	315,070	315,070	N/A
CLO equities	84,188	—	—	—	—	84,188	Daily
CLO equity funds	92,180	23,549	7,570	—	—	123,299	Quarterly to Bi-annually
Private credit funds	—	—	—	—	38,094	38,094	N/A
Other	—	—	—	—	7,231	7,231	N/A
	$1,819,645	$918,606	$7,570	$102,600	$430,364	$3,278,785

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Refer to Note 20 - "Related Party Transactions" for further information regarding certain of our other investments.
Equity Method Investments
The following table summarizes our equity method investments:

	June 30, 2020			December 31, 2019
	Investment	Ownership %	Carrying Value	Investment	Ownership %	Carrying Value
Enhanzed Re	$154,050	47.4%	$188,868	$154,050	47.4%	$182,856
Citco	50,000	31.9%	51,815	50,000	31.9%	51,742
Monument	59,600	26.6%	92,117	26,600	26.6%	60,598
Clear Spring	11,210	20.0%	10,402	11,210	20.0%	10,645
Other	24,963	~30%	19,196	24,963	~30%	20,436
	$299,823		$362,398	$266,823		$326,277
Refer to Note 20 - "Related Party Transactions" for further information regarding our investments in Enhanzed Re, Citco, Monument and Clear Spring.
As of June 30, 2020, we had unfunded commitments of $76.5 million related to equity method investments.

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

	June 30, 2020	December 31, 2019
Fixed maturity investments, trading	$1,153,480	$1,173,345
Cash and cash equivalents	8,648	10,296
Other assets	6,728	3,911
	$1,168,856	$1,187,552

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fixed maturity investment components of funds held - directly managed:

	June 30, 2020			December 31, 2019
	Funds held - Directly Managed - Fair Value Option	Funds held - Directly Managed - Variable Return	Total	Funds held - Directly Managed - Fair Value Option	Funds held - Directly Managed - Variable Return	Total
Fixed maturity investments, at amortized cost	$185,446	$885,997	$1,071,443	$185,859	$940,194	$1,126,053
Net unrealized gains (losses):
Change in fair value - fair value option accounting	11,624	—	11,624	5,438	—	5,438
Change in fair value - embedded derivative accounting	—	70,413	70,413	—	41,854	41,854
Fixed maturity investments within funds held - directly managed, at fair value	$197,070	$956,410	$1,153,480	$191,297	$982,048	$1,173,345
Refer to the sections above for details of the fixed maturity investments within our funds held - directly managed portfolios.
Funds Held by Reinsured Companies
Funds held by reinsured companies, where we received a fixed crediting rate, are carried at cost on our consolidated balance sheets. As of June 30, 2020 and December 31, 2019, we had funds held by reinsured companies of $1,466.6 million and $475.7 million, respectively. The increase related to $770.0 million and $204.2 million of additional funds held balances related to the Aspen and AXA Group transactions, respectively.

Net Investment Income
Major categories of net investment income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed maturity investments	$52,837	$54,835	$106,279	$109,161
Short-term investments and cash and cash equivalents	752	4,250	3,377	7,904
Funds held	24,099	2,304	24,369	8,810
Funds held - directly managed	10,685	9,611	19,501	19,361
Investment income from fixed maturities and cash and cash equivalents	88,373	71,000	153,526	145,236
Equity investments	3,762	3,422	9,725	6,802
Other investments	5,291	2,503	13,384	4,617
Investment income from equities and other investments	9,053	5,925	23,109	11,419
Gross investment income	97,426	76,925	176,635	156,655
Investment expenses	(2,983)	(2,654)	(7,478)	(6,733)
Net investment income	$94,443	$74,271	$169,157	$149,922

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net Realized and Unrealized Gains
Components of net realized and unrealized gains were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net realized gains (losses) on sale:
Gross realized gains on fixed maturity securities, AFS	$8,577	$4,445	$10,124	$4,449
Gross realized losses on fixed maturity securities, AFS	(4,567)	(227)	(6,593)	(292)
Credit recoveries (losses) on fixed maturity securities, AFS	9,002	—	(2,637)	—
Net realized gains (losses) on fixed maturity securities, trading	41,556	21,113	57,380	20,391
Net realized gains (losses) on funds held - directly managed	1,741	244	2,253	(1,362)
Net realized gains (losses) on equity investments	1,886	120	879	2,668
Total net realized gains on sale	$58,195	$25,695	$61,406	$25,854
Net unrealized gains (losses):
Fixed maturity securities, trading	$300,948	$124,977	$44,471	$326,335
Fixed maturity securities in funds held - directly managed portfolios	60,107	35,267	34,805	74,229
Equity investments	37,334	13,826	(52,619)	21,209
Other Investments	511,024	60,904	250,484	265,802
Total net unrealized gains	909,413	234,974	277,141	687,575
Net realized and unrealized gains	$967,608	$260,669	$338,547	$713,429

The gross realized gains and losses on AFS investments included in the table above resulted from sales of $678.5 million and $82.4 million for the three months ended June 30, 2020 and 2019, respectively, and $1,046.3 million and $83.6 million for the six months ended June 30, 2020 and 2019, respectively.

Reconciliation to Consolidated Statements of Comprehensive Income
The following table provides a reconciliation of the gross realized gains and losses and credit recoveries (losses) on our AFS fixed maturity debt securities that arose during the three and six months ended June 30, 2020 within our continuing and discontinued operations and the offsetting reclassification adjustments included within our consolidated statements of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Included within continuing operations:
Gross realized gains on fixed maturity securities, AFS	$8,577	$4,445	$10,124	$4,449
Gross realized losses on fixed maturity securities, AFS	(4,567)	(227)	(6,593)	(292)
Included within discontinued operations:
Gross realized gains on fixed maturity securities, AFS	269	—	536	—
Gross realized losses on fixed maturity securities, AFS	(57)	—	(57)	—
Total reclassification adjustment	$4,222	$4,218	$4,010	$4,157
Included within continuing operations:
Credit recoveries (losses) on fixed maturity securities, AFS	$9,002	$—	$(2,637)	$—
Included within discontinued operations:
Credit recoveries (losses) on fixed maturity securities, AFS	1,760	—	187	—
Total reclassification adjustment	$10,762	$—	$(2,450)	$—

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Assets
We utilize trust accounts to collateralize business with our insurance and reinsurance counterparties. We are also required to maintain investments and cash and cash equivalents on deposit with regulatory authorities and Lloyd's to support our insurance and reinsurance operations. The investments and cash and cash equivalents on deposit are available to settle insurance and reinsurance liabilities. Collateral generally takes the form of assets held in trust, letters of credit or funds held. The assets used as collateral are primarily highly rated fixed maturity securities. The carrying value of our restricted assets, including restricted cash of $336.7 million and $346.9 million, as of June 30, 2020 and December 31, 2019, respectively, was as follows:

	June 30, 2020	December 31, 2019
Collateral in trust for third party agreements	$4,245,007	$4,103,847
Assets on deposit with regulatory authorities	260,998	309,659
Collateral for secured letter of credit facilities	119,709	132,670
Funds at Lloyd's (1)	574,093	639,316
	$5,199,807	$5,185,492
(1) Our businesses include three Lloyd's syndicates. Lloyd's determines the required capital principally through the annual business plan of each syndicate. This capital is referred to as "Funds at Lloyd's" and will be drawn upon in the event that a syndicate has a loss that cannot be funded from other sources. We also utilize unsecured letters of credit for Funds at Lloyd's, as described in Note 14 - "Debt Obligations and Credit Facilities."

6. DERIVATIVES AND HEDGING INSTRUMENTS

Foreign Currency Hedging of Net Investments in Foreign Operations
We use foreign currency forward exchange rate contracts in qualifying hedging relationships to hedge the foreign currency exchange rate risk associated with certain of our net investments in foreign operations. As of June 30, 2020 and December 31, 2019, we had forward currency contracts in place which we had designated as hedges of our net investments in foreign operations.
The following table presents the gross notional amounts and estimated fair values recorded within other assets and other liabilities related to our qualifying foreign currency forward exchange rate contracts:

	June 30, 2020			December 31, 2019
		Fair Value			Fair Value
	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
Foreign currency forward - AUD	$68,913	$—	$2,299	$64,620	$52	$2,033
Foreign currency forward - EUR	130,425	84	2,890	112,284	246	1,635
Foreign currency forward - GBP	278,534	31	396	318,387	344	7,784
Total qualifying hedges	$477,872	$115	$5,585	$495,291	$642	$11,452

The following table presents the amounts of the net gains and losses deferred in the cumulative translation adjustment ("CTA") account, which is a component of AOCI, in shareholders' equity, relating to our foreign currency forward exchange rate contracts:

	Amount of Gains (Losses) Deferred in AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Foreign currency forward - AUD	$(7,435)	$473	$1,036	$146
Foreign currency forward - EUR	(3,111)	(1,559)	(476)	296
Foreign currency forward - GBP	505	(1,591)	21,317	(1,591)
Net gains (losses) on qualifying derivative hedges	$(10,041)	$(2,677)	$21,877	$(1,149)

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Derivatives Not Designated or Not Qualifying as Net Investments Hedging Instruments
From time to time, we may also utilize foreign currency forward contracts as part of our overall foreign currency risk management strategy or to obtain exposure to a particular financial market, as well as for yield enhancement in non-qualifying hedging relationships. We may also utilize equity call option instruments either to obtain exposure to a particular equity instrument or for yield enhancement in non-qualifying hedging relationships.

Foreign Currency Forward Contracts
The following table presents the gross notional amounts and estimated fair values recorded within other assets and other liabilities related to our non-qualifying foreign currency forward hedging relationships:

	June 30, 2020			December 31, 2019
		Fair Value			Fair Value
	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
Foreign currency forward - AUD	$2,136	$849	$912	$913	$839	$892
Foreign currency forward - CAD	50,309	—	936	66,266	10	1,482
Foreign currency forward - EUR	14,617	9	324	74,444	507	1,440
Foreign currency forward - GBP	48,898	5	70	11,940	13	292
Total non-qualifying hedges	$115,960	$863	$2,242	$153,563	$1,369	$4,106
The following table presents the amounts of the net gains (losses) included in earnings related to our non-qualifying foreign currency forward contracts:

	Gains (Losses) on non-qualifying-hedges included in net earnings
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Foreign currency forward - AUD	$(2,978)	$1,327	$(445)	$562
Foreign currency forward - CAD	(2,225)	(2,493)	2,771	(2,492)
Foreign currency forward - EUR	(224)	(334)	952	871
Foreign currency forward - GBP	924	6,370	1,500	$2,311
Net gains (losses) on non-qualifying hedges	$(4,503)	$4,870	$4,778	$1,252

Credit Default Swaps, Futures and Currency Forward Contracts
From time to time we may also utilize (i) credit default swaps to both hedge and replicate credit exposure, (ii) government bond futures contracts for interest rate management, and (iii) foreign currency forward contracts for currency hedging, to collectively manage credit and duration risk, as well as for yield enhancement on some of our fixed income portfolios.
The following table presents the gross notional amounts and estimated fair values recorded within other assets and other liabilities related to our credit default swaps, government bond futures contracts and currency forward contracts:

	June 30, 2020
		Fair Value
	Gross Notional Amount	Assets	Liabilities
Credit default swaps	$11	$11	$(11)
Futures contracts - long positions	39,147	30	—
Futures contracts - short positions	(31,491)	—	(197)
Currency forward contracts - long positions	3,377	8	(3)
Currency forward contracts - short positions	(4,854)	32	—
Total	$6,190	$81	$(211)
We initially entered into these credit default swaps, government bond futures contracts and currency forward contracts during the three month period ended June 30, 2020 and therefore we did not have any of these contracts in place as of December 31, 2019.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents the amounts of the net gains included in earnings related to our government bond futures contracts and currency forward contracts:

Three and Six Months Ended June 30, 2020
Futures contracts	$(37)
Currency forward contracts	166
Total net gains	$129
There was no earnings impact arising from the credit default swap contracts during the three and six months ended June 30, 2020.
We initially entered into these credit default swaps, government bond futures contracts and currency forward contracts during the three months ended June 30, 2020 and therefore we did not have any of these contracts in place during the three and six months ended June 30, 2019.

Investments in Call Options on Equities
During the three and six months ended June 30, 2020, we recorded unrealized losses of $nil and less than $0.1 million, respectively, in net earnings on the call options on equities that we had purchased in 2018 at a cost of $10.0 million. During the three and six months ended June 30, 2019, we had recorded unrealized gains of $1.7 million and $1.3 million, respectively, in net earnings, on these call options on equities. These call options on equities had a fair value of less than $0.1 million as at December 31, 2019 and expired without being exercised during the six months ended June 30, 2020.

Other Derivatives
In October 2019, we entered into a forward interest rate swap, with a notional amount of AUD$120.0 million, to partially mitigate the risk associated with declining interest rates until the completion of the Munich Re transaction which closed on July 1, 2020, as described in Note 3 - "Significant New Business."
During the three and six months ended June 30, 2020, we recorded unrealized gains included within net earnings of less than $0.1 million and $0.8 million, respectively, on the forward interest rate swap. This forward interest rate swap was terminated on April 7, 2020, for an inception-to-date net realized gain of $0.5 million. The carrying value of the forward interest rate swap, recorded in other liabilities as of December 31, 2019, was $0.3 million.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. REINSURANCE BALANCES RECOVERABLE ON PAID AND UNPAID LOSSES

The following tables provide the total reinsurance balances recoverable on paid and unpaid losses:

	June 30, 2020
	Non-life Run-off	Atrium	StarStone	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$932,734	$9,497	$264,302	$1,206,533
IBNR	554,162	17,292	138,756	710,210
Fair value adjustments - acquired companies	(12,977)	461	(1,636)	(14,152)
Fair value adjustments - fair value option	(52,186)	—	—	(52,186)
ULAE	7,756	—	—	7,756
Total reinsurance reserves recoverable	1,429,489	27,250	401,422	1,858,161
Paid losses recoverable	151,355	1,478	83,060	235,893
Total	$1,580,844	$28,728	$484,482	$2,094,054

Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable on paid and unpaid losses	$909,460	$28,728	$484,482	$1,422,670
Reinsurance balances recoverable on paid and unpaid losses - fair value option	671,384	—	—	671,384
Total	$1,580,844	$28,728	$484,482	$2,094,054

	December 31, 2019
	Non-life Run-off	Atrium	StarStone	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$972,293	$9,011	$264,131	$1,245,435
IBNR	673,059	19,286	93,185	785,530
Fair value adjustments - acquired companies	(13,652)	519	(2,122)	(15,255)
Fair value adjustments - fair value option	(88,086)	—	—	(88,086)
Total reinsurance reserves recoverable	1,543,614	28,816	355,194	1,927,624
Paid losses recoverable	181,375	1,541	70,594	253,510
Total	$1,724,989	$30,357	$425,788	$2,181,134

Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable on paid and unpaid losses	$1,029,471	$30,357	$425,788	$1,485,616
Reinsurance balances recoverable on paid and unpaid losses - fair value option	695,518	—	—	695,518
Total	$1,724,989	$30,357	$425,788	$2,181,134

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
The fair value adjustments, determined on acquisition of insurance and reinsurance subsidiaries, are based on the estimated timing of loss and LAE recoveries and an assumed interest rate equivalent to a risk free rate for securities with similar duration to the acquired reinsurance balances recoverable on paid and unpaid losses plus a spread for credit risk, and are amortized over the estimated recovery period, as adjusted for accelerations in timing of payments as a result of commutation settlements. The determination of the fair value adjustments on the retroactive reinsurance contracts for which we have elected the fair value option is described in Note 11 - "Fair Value Measurements."

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of June 30, 2020 and December 31, 2019, we had reinsurance balances recoverable on paid and unpaid losses of $2.1 billion and $2.2 billion, respectively. The decrease of $87.1 million in reinsurance balances recoverable on paid and unpaid losses was primarily due to cash collections in the first six months of 2020, offset by reserve increases on StarStone, which includes estimated recoverables on losses related to the COVID-19 pandemic.

Top Ten Reinsurers

	June 30, 2020
	Non-life Run-off	Atrium	StarStone	Total	% of Total
Top 10 reinsurers	$1,031,132	$21,180	$351,639	$1,403,951	67.0%
Other reinsurers > $1 million	530,527	7,257	131,601	669,385	32.0%
Other reinsurers < $1 million	19,185	291	1,242	20,718	1.0%
Total	$1,580,844	$28,728	$484,482	$2,094,054	100.0%

	December 31, 2019
	Non-life Run-off	Atrium	StarStone	Total	% of Total
Top 10 reinsurers	$1,154,110	$22,051	$295,443	$1,471,604	67.4%
Other reinsurers > $1 million	551,636	7,761	129,335	688,732	31.6%
Other reinsurers < $1 million	19,243	545	1,010	20,798	1.0%
Total	$1,724,989	$30,357	$425,788	$2,181,134	100.0%

	June 30, 2020	December 31, 2019
Information regarding top ten reinsurers:
Number of top 10 reinsurers rated A- or better	8	8
Number of top 10 non-rated reinsurers (1)	2	2

Reinsurers rated A- or better in top 10	$1,138,740	$1,292,207
Collateralized non-rated reinsurers in top 10 (1)	265,211	179,397
Total top 10 reinsurance recoverables	$1,403,951	$1,471,604

Single reinsurers that represent 10% or more of total reinsurance balance recoverables as of June 30, 2020:

Hannover Ruck SE (2)	$257,980	$259,077
Lloyd's Syndicates (3)	$373,156	$396,246
(1) For the two non-rated reinsurers as of June 30, 2020 and two non-rated reinsurers as of December 31, 2019, we hold security in the form of pledged assets in trust or letters of credit issued to us in the full amount of the recoverable.
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

	June 30, 2020
	Gross	Allowance for estimated uncollectible reinsurance	Net	Provisions as a % of Gross
Reinsurers rated A- or above	$1,621,395	$41,077	$1,580,318	2.5%
Reinsurers rated below A-, secured	434,902	—	434,902	—%
Reinsurers rated below A-, unsecured	181,410	102,576	78,834	56.5%
Total	$2,237,707	$143,653	$2,094,054	6.4%

	December 31, 2019
	Gross	Allowance for estimated uncollectible reinsurance	Net	Provisions as a % of Gross
Reinsurers rated A- or above	$1,731,270	$43,427	$1,687,843	2.5%
Reinsurers rated below A-, secured	463,840	—	463,840	—%
Reinsurers rated below A-, unsecured	133,663	104,212	29,451	78.0%
Total	$2,328,773	$147,639	$2,181,134	6.3%

The table below provides a reconciliation of the beginning and ending allowance for estimated uncollectible reinsurance balances for the three and six months ended June 30, 2020:

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Allowance for estimated uncollectible reinsurance, beginning of period	$143,327	$147,639
Cumulative effect of change in accounting principle	—	(195)
Effect of exchange rate movement	(1,446)	(1,446)
Current period change in the allowance	2,584	(1,533)
Write-offs charged against the allowance	(600)	(600)
Recoveries collected	(212)	(212)
Allowance for estimated uncollectible reinsurance, end of period	$143,653	$143,653

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
Deferred charge assets are included in other assets on our consolidated balance sheets. The following table presents a reconciliation of the deferred charge assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning carrying value	$257,832	$100,154	$272,462	$86,585
Recorded during the period	11,746	2,874	11,746	23,506
Amortization	(11,062)	(3,934)	(25,692)	(10,997)
Ending carrying value	$258,516	$99,094	$258,516	$99,094

Deferred charge assets are amortized over the estimated claim payment period of the related contract with the periodic amortization reflected in earnings as a component of losses and LAE. Deferred charge assets amortization is adjusted at each reporting period to reflect new estimates of the amount and timing of remaining loss payments. Changes in the estimated amount and the timing of payments of unpaid losses may have an effect on the unamortized deferred charge assets and the amount of periodic amortization. Deferred charge assets are assessed at each reporting period for impairment. If the asset is determined to be impaired, it is written down in the period in which the determination is made. For the six months ended June 30, 2020, we completed our assessment for impairment of deferred charge assets and concluded that there had been no impairment of our carried deferred charge assets amount.
Further information on deferred charge assets recorded during the three and six months ended June 30, 2020 is included in Note 3 - "Significant New Business."

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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables summarize the liability for losses and LAE by segment and for our other activities:

	June 30, 2020
	Non-life Run-off	Atrium	StarStone	Other	Total
Outstanding losses	$4,411,962	$89,321	$693,280	$10,375	$5,204,938
IBNR	4,500,500	144,404	610,632	14,333	5,269,869
Fair value adjustments - acquired companies	(153,658)	3,649	(403)	—	(150,412)
Fair value adjustments - fair value option	(99,020)	—	—	—	(99,020)
ULAE	319,450	2,357	46,254	—	368,061
Total	$8,979,234	$239,731	$1,349,763	$24,708	$10,593,436

Reconciliation to Consolidated Balance Sheet:
Loss and loss adjustment expenses	$6,524,695	$239,731	$1,349,763	$24,708	$8,138,897
Loss and loss adjustment expenses, at fair value	2,454,539	—	—	—	2,454,539
Total	$8,979,234	$239,731	$1,349,763	$24,708	$10,593,436

	December 31, 2019
	Non-life Run-off	Atrium	StarStone	Other	Total
Outstanding losses	$4,407,082	$89,141	$743,829	$9,512	$5,249,564
IBNR	3,945,407	136,543	556,135	13,565	4,651,650
Fair value adjustments - acquired companies	(170,689)	3,700	(522)	—	(167,511)
Fair value adjustments - fair value option	(217,933)	—	—	—	(217,933)
ULAE	331,494	2,288	18,852	—	352,634
Total	$8,295,361	$231,672	$1,318,294	$23,077	$9,868,404

Reconciliation to Consolidated Balance Sheet:
Loss and loss adjustment expenses	$5,674,239	$231,672	$1,318,294	$23,077	$7,247,282
Loss and loss adjustment expenses, at fair value	2,621,122	—	—	—	2,621,122
Total	$8,295,361	$231,672	$1,318,294	$23,077	$9,868,404

The overall increase in the liability for losses and LAE between December 31, 2019 and June 30, 2020 was primarily attributable to the AXA Group, Aspen and Lyft reinsurance transactions, as described in Note 3 - "Significant New Business" and net incurred losses and LAE in the period, partially offset by losses paid and foreign exchange gains in the period.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below provides a consolidated reconciliation of the beginning and ending liability for losses and LAE:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Balance as of beginning of period	$9,836,797	$9,679,681	$9,868,404	$9,048,796
Less: reinsurance reserves recoverable	1,902,749	1,905,329	1,927,624	1,708,272
Less: deferred charge assets on retroactive reinsurance	257,832	100,154	272,462	86,585
Less: cumulative effect of change in accounting principle on the determination of the allowance for estimated uncollectible reinsurance balances (1)	—	—	643	—
Net balance as of beginning of period	7,676,216	7,674,198	7,667,675	7,253,939
Net incurred losses and LAE:
Current period	119,613	139,455	235,118	301,376
Prior periods	67,079	7,099	(5,126)	101,477
Total net incurred losses and LAE	186,692	146,554	229,992	402,853
Net paid losses:
Current period	(11,303)	(43,810)	(15,110)	(70,946)
Prior periods	(369,984)	(409,388)	(726,003)	(858,389)
Total net paid losses	(381,287)	(453,198)	(741,113)	(929,335)
Effect of exchange rate movement	40,815	(31,672)	(105,268)	(11,993)
Acquired on purchase of subsidiaries	—	686	—	686
Assumed business	954,323	45,463	1,425,473	665,881
Net balance as of June 30	8,476,759	7,382,031	8,476,759	7,382,031
Plus: reinsurance reserves recoverable (2)	1,858,161	1,873,766	1,858,161	1,873,766
Plus: deferred charge assets on retroactive reinsurance	258,516	99,094	258,516	99,094
Balance as of June 30	$10,593,436	$9,354,891	$10,593,436	$9,354,891
(1) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 1 - "Significant Accounting Policies" for further details. This amount excludes $0.4 million related to the adoption impact of ASU 2016-13 on StarStone US which has been classified as a discontinued operation with the related assets and liabilities disclosed as held-for-sale on our consolidated balance sheets.
(2) Net of allowance for estimated uncollectible reinsurance.

The tables below provide the components of net incurred losses and LAE by segment and for our other activities:

	Three Months Ended June 30, 2020
	Non-life Run-off	Atrium	StarStone	Other	Total
Net losses paid	$283,402	$14,219	$80,667	$2,999	$381,287
Net change in case and LAE reserves	(76,106)	795	(30,764)	610	(105,465)
Net change in IBNR reserves	(255,782)	710	(3,323)	1,584	(256,811)
Increase (reduction) in estimates of net ultimate losses	(48,486)	15,724	46,580	5,193	19,011
Increase (reduction) in provisions for unallocated LAE	(12,425)	—	27,885	—	15,460
Amortization of deferred charge assets	11,062	—	—	—	11,062
Amortization of fair value adjustments	7,280	(132)	(32)	—	7,116
Changes in fair value - fair value option	134,043	—	—	—	134,043
Net incurred losses and LAE	$91,474	$15,592	$74,433	$5,193	$186,692

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2019
	Non-life Run-off	Atrium	StarStone	Other	Total
Net losses paid	$329,103	$17,777	$104,497	$1,821	$453,198
Net change in case and LAE reserves	(119,834)	259	38,088	759	(80,728)
Net change in IBNR reserves	(238,232)	(4,801)	(23,798)	1,885	(264,946)
Increase (reduction) in estimates of net ultimate losses	(28,963)	13,235	118,787	4,465	107,524
Increase (reduction) in provisions for unallocated LAE	(10,896)	—	540	—	(10,356)
Amortization of deferred charge assets	3,934	—	—	—	3,934
Amortization of fair value adjustments	7,715	(187)	(38)	—	7,490
Changes in fair value - fair value option	37,962	—	—	—	37,962
Net incurred losses and LAE	$9,752	$13,048	$119,289	$4,465	$146,554

	Six Months Ended June 30, 2020
	Non-life Run-off	Atrium	StarStone	Other	Total
Net losses paid	$542,368	$31,227	$161,473	$6,045	$741,113
Net change in case and LAE reserves	(250,686)	934	(66,343)	862	(315,233)
Net change in IBNR reserves	(360,179)	11,841	25,611	768	(321,959)
Increase (reduction) in estimates of net ultimate losses	(68,497)	44,002	120,741	7,675	103,921
Increase (reduction) in provisions for unallocated LAE	(19,904)	—	28,495	—	8,591
Amortization of deferred charge assets	25,692	—	—	—	25,692
Amortization of fair value adjustments	16,343	6	(367)	—	15,982
Changes in fair value - fair value option	75,806	—	—	—	75,806
Net incurred losses and LAE	$29,440	$44,008	$148,869	$7,675	$229,992

	Six Months Ended June 30, 2019
	Non-life Run-off	Atrium	StarStone	Other	Total
Net losses paid	$678,172	$40,090	$206,417	$4,656	$929,335
Net change in case and LAE reserves	(197,535)	(154)	31,368	1,354	(164,967)
Net change in IBNR reserves	(471,127)	(10,618)	19,755	3,411	(458,579)
Increase (reduction) in estimates of net ultimate losses	9,510	29,318	257,540	9,421	305,789
Increase (reduction) in provisions for unallocated LAE	(26,071)	—	927	—	(25,144)
Amortization of deferred charge assets	10,997	—	—	—	10,997
Amortization of fair value adjustments	16,495	944	(231)	—	17,208
Changes in fair value - fair value option	94,003	—	—	—	94,003
Net incurred losses and LAE	$104,934	$30,262	$258,236	$9,421	$402,853

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Non-life Run-off Segment
        The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the Non-life Run-off segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Balance as of beginning of period	$8,216,850	$8,154,974	$8,295,361	$7,540,662
Less: reinsurance reserves recoverable	1,461,008	1,579,646	1,543,614	1,366,123
Less: deferred charge assets on retroactive insurance	257,832	100,154	272,462	86,585
Plus: cumulative effect of change in accounting principal on allowance for estimated uncollectible reinsurance (1)	—	—	703	—
Net balance as of beginning of period	6,498,010	6,475,174	6,479,988	6,087,954
Net incurred losses and LAE:
Current period	8,086	34,375	15,935	83,446
Prior periods	83,388	(24,623)	13,505	21,488
Total net incurred losses and LAE	91,474	9,752	29,440	104,934
Net paid losses:
Current period	202	(20,877)	(1,038)	(38,891)
Prior periods	(283,604)	(308,226)	(541,330)	(639,281)
Total net paid losses	(283,402)	(329,103)	(542,368)	(678,172)
Effect of exchange rate movement	30,824	(31,830)	(101,304)	(11,141)
Acquired on purchase of subsidiaries	—	686	—	686
Assumed business	954,323	45,463	1,425,473	665,881
Net balance as of June 30	7,291,229	6,170,142	7,291,229	6,170,142
Plus: reinsurance reserves recoverable (2)	1,429,489	1,534,427	1,429,489	1,534,427
Plus: deferred charge assets on retroactive reinsurance	258,516	99,094	258,516	99,094
Balance as of June 30	$8,979,234	$7,803,663	$8,979,234	$7,803,663
(1) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 1 - "Significant Accounting Policies" for further details.
(2) Net of allowance for estimated uncollectible reinsurance.

Net incurred losses and LAE in the Non-life Run-off segment were as follows:

	Three Months Ended June 30,
	2020			2019
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$283,604	$(202)	$283,402	$308,226	$20,877	$329,103
Net change in case and LAE reserves	(75,276)	(830)	(76,106)	(121,377)	1,543	(119,834)
Net change in IBNR reserves	(264,900)	9,118	(255,782)	(249,923)	11,691	(238,232)
Increase (reduction) in estimates of net ultimate losses	(56,572)	8,086	(48,486)	(63,074)	34,111	(28,963)
Increase (reduction) in provisions for unallocated LAE	(12,425)	—	(12,425)	(11,160)	264	(10,896)
Amortization of deferred charge assets	11,062	—	11,062	3,934	—	3,934
Amortization of fair value adjustments	7,280	—	7,280	7,715	—	7,715
Changes in fair value - fair value option	134,043	—	134,043	37,962	—	37,962
Net incurred losses and LAE	$83,388	$8,086	$91,474	$(24,623)	$34,375	$9,752

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
Three Months Ended June 30, 2020
The increase in net incurred losses and LAE for the three months ended June 30, 2020 of $91.5 million included net incurred losses and LAE of $8.1 million related to current period net earned premium, primarily in respect of the run-off business acquired with the AmTrust RITC transactions. Excluding current period net incurred losses and LAE of $8.1 million, the increase in net incurred losses and LAE relating to prior periods was $83.4 million, which was attributable to an increase in the fair value of liabilities of $134.0 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option primarily due to narrowing credit spreads on corporate bond yields in the period, amortization of the deferred charge assets of $11.1 million and amortization of fair value adjustments over the estimated payout period relating to companies acquired of $7.3 million, partially offset by a reduction in estimates of net ultimate losses of $56.6 million and a reduction in provisions for unallocated LAE of $12.4 million relating to 2020 run-off activity. The reduction in estimates of net ultimate losses relating to prior periods of $56.6 million for the three months ended June 30, 2020 included a net reduction in case and IBNR reserves of $340.2 million, partially offset by net losses paid of $283.6 million.
Three Months Ended June 30, 2019
Net incurred losses and LAE for the three months ended June 30, 2019 of $9.8 million included net incurred losses and LAE of $34.4 million related to current period net earned premium, primarily for the run-off business acquired with the AmTrust RITC transactions and the acquisition of Maiden Reinsurance North America, Inc. ("Maiden Re North America"). Excluding current period net incurred losses and LAE of $34.4 million, the reduction in net incurred losses and LAE relating to prior periods was $24.6 million, which was attributable to a reduction in estimates of net ultimate losses of $63.1 million and a reduction in provisions for unallocated LAE of $11.2 million relating to 2019 run-off activity, partially offset by an increase in the fair value of liabilities of $38.0 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, amortization of fair value adjustments over the estimated payout period relating to companies acquired of $7.7 million and amortization of the deferred charge assets of $3.9 million. The reduction in estimates of net ultimate losses relating to prior periods of $63.1 million for the three months ended June 30, 2019 included a net reduction in case and IBNR reserves of $371.3 million, partially offset by net losses paid of $308.2 million.

	Six Months Ended June 30,
	2020			2019
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$541,330	$1,038	$542,368	$639,281	$38,891	$678,172
Net change in case and LAE reserves	(251,528)	842	(250,686)	(218,950)	21,415	(197,535)
Net change in IBNR reserves	(374,234)	14,055	(360,179)	(493,738)	22,611	(471,127)
Increase (reduction) in estimates of net ultimate losses	(84,432)	15,935	(68,497)	(73,407)	82,917	9,510
Increase (reduction) in provisions for unallocated LAE	(19,904)	—	(19,904)	(26,600)	529	(26,071)
Amortization of deferred charge assets	25,692	—	25,692	10,997	—	10,997
Amortization of fair value adjustments	16,343	—	16,343	16,495	—	16,495
Changes in fair value - fair value option	75,806	—	75,806	94,003	—	94,003
Net incurred losses and LAE	$13,505	$15,935	$29,440	$21,488	$83,446	$104,934

Six Months Ended June 30, 2020
The increase in net incurred losses and LAE for the six months ended June 30, 2020 of $29.4 million included net incurred losses and LAE of $15.9 million related to current period net earned premium, primarily for the run-off business acquired with the AmTrust RITC transactions. Excluding current period net incurred losses and LAE of $15.9 million, the increase in net incurred losses and LAE liabilities relating to prior periods was $13.5 million, which was attributable to an increase in the fair value of liabilities of $75.8 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option primarily due to declining interest rates on

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
corporate bond yields in the period, amortization of the deferred charge assets of $25.7 million and amortization of fair value adjustments over the estimated payout period relating to companies acquired of $16.3 million, partially offset by a reduction in estimates of net ultimate losses of $84.4 million and a reduction in provisions for unallocated LAE of $19.9 million relating to 2020 run-off activity. The reduction in estimates of net ultimate losses relating to prior periods of $84.4 million for the six months ended June 30, 2020 included a net change in case and IBNR reserves of $625.8 million, partially offset by net losses paid of $541.3 million.
Six Months Ended June 30, 2019
The increase in net incurred losses and LAE for the six months ended June 30, 2019 of $104.9 million included net incurred losses and LAE of $83.4 million related to current period net earned premium, primarily for the run-off business acquired with the AmTrust RITC transactions and the acquisition of Maiden Re North America. Excluding current period net incurred losses and LAE of $83.4 million, the increase in net incurred losses and LAE liabilities relating to prior periods was $21.5 million, which was attributable to an increase in the fair value of liabilities of $94.0 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, amortization of fair value adjustments over the estimated payout period relating to companies acquired of $16.5 million and amortization of the deferred charge assets of $11.0 million, partially offset by a reduction in estimates of net ultimate losses of $73.4 million and a reduction in provisions for unallocated LAE of $26.6 million relating to 2019 run-off activity. The reduction in estimates of net ultimate losses of $73.4 million for the six months ended June 30, 2019 included a net change in case and IBNR reserves of $712.7 million, partially offset by net losses paid of $639.3 million.

Atrium
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the Atrium segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Balance as of beginning of period	$243,610	$229,380	$231,672	$241,284
Less: reinsurance reserves recoverable	33,435	31,682	28,816	38,768
Less: cumulative effect of change in accounting principal on allowance for estimated uncollectible reinsurance (1)	—	—	851	—
Net balance as of beginning of period	210,175	197,698	202,005	202,516
Net incurred losses and LAE:
Current period	19,042	17,859	46,946	36,096
Prior periods	(3,450)	(4,811)	(2,938)	(5,834)
Total net incurred losses and LAE	15,592	13,048	44,008	30,262
Net paid losses:
Current period	(5,002)	(7,251)	(9,287)	(15,144)
Prior periods	(9,217)	(10,526)	(21,940)	(24,946)
Total net paid losses	(14,219)	(17,777)	(31,227)	(40,090)
Effect of exchange rate movement	933	1	(2,305)	282
Net balance as of June 30	212,481	192,970	212,481	192,970
Plus: reinsurance reserves recoverable (2)	27,250	29,606	27,250	29,606
Balance as of June 30	$239,731	$222,576	$239,731	$222,576
(1) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 1 - "Significant Accounting Policies" for further details.
(2) Net of allowance for estimated uncollectible reinsurance.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net incurred losses and LAE in the Atrium segment were as follows:

	Three Months Ended June 30,
	2020			2019
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$9,217	$5,002	$14,219	$10,526	$7,251	$17,777
Net change in case and LAE reserves	(4,191)	4,986	795	(3,830)	4,089	259
Net change in IBNR reserves	(8,344)	9,054	710	(11,320)	6,519	(4,801)
Increase (reduction) in estimates of net ultimate losses	(3,318)	19,042	15,724	(4,624)	17,859	13,235
Amortization of fair value adjustments	(132)	—	(132)	(187)	—	(187)
Net incurred losses and LAE	$(3,450)	$19,042	$15,592	$(4,811)	$17,859	$13,048

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
Three Months Ended June 30, 2020 and 2019
Net incurred losses and LAE for the three months ended June 30, 2020 and 2019 were $15.6 million and $13.0 million, respectively. Net favorable prior period loss development was $3.5 million for the three months ended June 30, 2020 compared to $4.8 million for the three months ended June 30, 2019. The current period net favorable prior period loss development was driven by favorable development across several lines of business; notably, the non-marine direct and facultative line. Excluding prior period loss development, net incurred losses and LAE for the three months ended June 30, 2020 were $19.0 million and included $4.3 million of losses related to the COVID-19 pandemic. Excluding prior period loss development, net incurred losses and LAE for the three months ended June 30, 2019 were $17.9 million.

	Six Months Ended June 30,
	2020			2019
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$21,940	$9,287	$31,227	$24,946	$15,144	$40,090
Net change in case and LAE reserves	(7,225)	8,159	934	(10,172)	10,018	(154)
Net change in IBNR reserves	(17,659)	29,500	11,841	(21,552)	10,934	(10,618)
Increase (reduction) in estimates of net ultimate losses	(2,944)	46,946	44,002	(6,778)	36,096	29,318
Amortization of fair value adjustments	6	—	6	944	—	944
Net incurred losses and LAE	$(2,938)	$46,946	$44,008	$(5,834)	$36,096	$30,262

Six Months Ended June 30, 2020 and 2019
Net incurred losses and LAE for the six months ended June 30, 2020 and 2019 were $44.0 million and $30.3 million, respectively. Net favorable prior year loss development was $2.9 million and $5.8 million for the six months ended June 30, 2020 and 2019, respectively. The current period net favorable prior period loss development was driven by favorable development across several lines of business; notably, the non-marine direct and facultative line. Excluding prior period loss development, net incurred losses and LAE for the three months ended June 30, 2020 were $46.9 million and included $12.8 million of losses related to the COVID-19 pandemic. Excluding prior period loss development, net incurred losses and LAE for the three months ended June 30, 2019 were $36.1 million.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
StarStone
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for our StarStone segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Balance as of beginning of period	$1,353,824	$1,274,345	$1,318,294	$1,247,989
Less: reinsurance reserves recoverable	408,306	294,001	355,194	303,381
Less: cumulative effect of change in accounting principal on allowance for estimated uncollectible reinsurance (1)	—	—	495	—
Net balance as of beginning of period	945,518	980,344	962,605	944,608
Net incurred losses and LAE:
Current period	87,273	82,657	163,680	172,262
Prior periods	(12,840)	36,632	(14,811)	85,974
Total net incurred losses and LAE	74,433	119,289	148,869	258,236
Net paid losses:
Current period	(6,135)	(15,072)	(4,387)	(15,971)
Prior periods	(74,532)	(89,425)	(157,086)	(190,446)
Total net paid losses	(80,667)	(104,497)	(161,473)	(206,417)
Effect of exchange rate movement	9,057	157	(1,660)	(1,134)
Net balance as of June 30	948,341	995,293	948,341	995,293
Plus: reinsurance reserves recoverable (2)	401,422	309,733	401,422	309,733
Balance as of June 30	$1,349,763	$1,305,026	$1,349,763	$1,305,026
(1) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 1 - "Significant Accounting Policies" for further details. This amount excludes $0.4 million related to the adoption impact of ASU 2016-13 on StarStone US which has been classified as a discontinued operation with the related assets and liabilities disclosed as held-for-sale on our consolidated balance sheets.
(2) Net of allowance for estimated uncollectible reinsurance.

Net incurred losses and LAE in the StarStone segment were as follows:

	Three Months Ended June 30,
	2020			2019
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$74,532	$6,135	$80,667	$89,425	$15,072	$104,497
Net change in case and LAE reserves	(25,402)	(5,362)	(30,764)	2,648	35,440	38,088
Net change in IBNR reserves	(62,212)	58,889	(3,323)	(56,130)	32,332	(23,798)
Increase (reduction) in estimates of net ultimate losses	(13,082)	59,662	46,580	35,943	82,844	118,787
Increase (reduction) in provisions for unallocated LAE	274	27,611	27,885	727	(187)	540
Amortization of fair value adjustments	(32)	—	(32)	(38)	—	(38)
Net incurred losses and LAE	$(12,840)	$87,273	$74,433	$36,632	$82,657	$119,289

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
Three Months Ended June 30, 2020 and 2019
Net incurred losses and LAE for the three months ended June 30, 2020 and 2019 were $74.4 million and $119.3 million, respectively. Net favorable prior period loss development was $12.8 million for the three months ended June 30, 2020 compared to net unfavorable prior period loss development of $36.6 million for the three months ended June 30, 2019. Net favorable prior period loss development for the three months ended June 30,

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2020 was driven by favorable development in the casualty lines of business. Net adverse prior period loss development for the three months ended June 30, 2019 was primarily related to development on lines of business that we had either exited or had been subject to remediation as part of our underwriting repositioning initiatives before our decision to place StarStone International into run-off. Excluding prior period net loss development, net incurred losses and LAE for the three months ended June 30, 2020 were $87.3 million and included $28.1 million of exit costs associated with the StarStone International Run-Off and a $3.1 million reduction in net incurred losses and LAE related to the COVID-19 pandemic. Excluding prior period net loss development, net incurred losses and LAE for the three months ended June 30, 2019 were $82.7 million.

	Six Months Ended June 30,
	2020			2019
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$157,086	$4,387	$161,473	$190,446	$15,971	$206,417
Net change in case and LAE reserves	(65,730)	(613)	(66,343)	(13,672)	45,040	31,368
Net change in IBNR reserves	(105,983)	131,594	25,611	(90,096)	109,851	19,755
Increase (reduction) in estimates of net ultimate losses	(14,627)	135,368	120,741	86,678	170,862	257,540
Increase (reduction) in provisions for unallocated LAE	183	28,312	28,495	(473)	1,400	927
Amortization of fair value adjustments	(367)	—	(367)	(231)	—	(231)
Net incurred losses and LAE	$(14,811)	$163,680	$148,869	$85,974	$172,262	$258,236

Six Months Ended June 30, 2020 and 2019
Net incurred losses and LAE for the six months ended June 30, 2020 and 2019 were $148.9 million and $258.2 million, respectively. Net favorable prior period loss development was $14.8 million for the six months ended June 30, 2020 compared to net unfavorable prior period loss development of $86.0 million for the six months ended June 30, 2019. Net favorable prior period loss development for the six months ended June 30, 2020 was driven by favorable development in the casualty lines of business. Net unfavorable prior period loss development for the six months ended June 30, 2020 was primarily related to development on lines of business that we had either exited or had been subject to remediation as part of our underwriting repositioning initiatives before our decision to place StarStone International into run-off. Excluding prior period loss development, net incurred losses and LAE for the six months ended June 30, 2020 were $163.7 million and included $28.1 million of exit costs associated with the StarStone International Run-Off and $21.5 million related to the COVID-19 pandemic. Excluding prior period loss development, net incurred losses and LAE for the six months ended June 30, 2019 were $172.3 million.

10. DEFENDANT ASBESTOS AND ENVIRONMENTAL LIABILITIES
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

Included within insurance balances recoverable and defendant asbestos and environmental liabilities are the

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fair value adjustments that were initially recognized upon acquisition. These fair value adjustments are amortized in proportion to the actual payout of claims and recoveries. The carrying value of the asbestos and environmental liabilities, insurance recoveries, future estimated expenses and the fair value adjustments related to DCo and Morse TEC as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
Defendant asbestos and environmental liabilities:
Defendant asbestos liabilities	$1,050,279	$1,100,593
Defendant environmental liabilities	9,483	10,279
Estimated future expenses	48,634	51,637
Fair value adjustments	(300,334)	(314,824)
Defendant asbestos and environmental liabilities	808,062	847,685

Insurance balances recoverable:
Insurance recoveries related to defendant asbestos and environmental liabilities	523,123	549,593
Fair value adjustments	(94,846)	(100,738)
Insurance balances recoverable	428,277	448,855

Net liabilities relating to defendant asbestos and environmental exposures	$379,785	$398,830

The table below provides a consolidated reconciliation of the beginning and ending liability for defendant asbestos and environmental exposures for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Balance as of beginning of period	$822,716	$197,511	$847,685	$203,320
Less: Insurance balances recoverable	435,613	130,431	448,855	135,808
Plus: Cumulative effect of change in accounting principle on the determination of the allowance for estimated uncollectible insurance balances (1)	—	—	3,167	—
Net balance as of beginning of period	387,103	67,080	401,997	67,512
Total net paid claims	(7,495)	(1,873)	(914)	878
Amounts recorded in other (income) expense:
Change in estimate of ultimate net liabilities	(1,978)	(3,100)	(26,893)	(4,259)
Increase (reduction) in estimated future expenses	(975)	(179)	(3,003)	(2,304)
Amortization of fair value adjustments	3,130	100	8,598	201
Total other expense (income)	177	(3,179)	(21,298)	(6,362)
Net balance as at June 30	379,785	62,028	379,785	62,028
Plus: Insurance balances recoverable (2)	428,277	122,236	428,277	122,236
Balance as at June 30	$808,062	$184,264	$808,062	$184,264
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
To determine the allowance for estimated uncollectible insurance, we similarly use the PD and LGD methodology as described in Note 7 - "Reinsurance Balances Recoverable on Paid and Unpaid Losses" above.
During the three and six months ended June 30, 2020, we did not have any write-offs charged against the allowance for estimated uncollectible insurance or any recoveries of amounts previously written off. The table below provides a reconciliation of the beginning and ending allowance for estimated uncollectible insurance balances related to our defendant asbestos liabilities, for the three and six months ended June 30, 2020:

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Allowance for estimated uncollectible insurance balances, beginning of period	$6,985	$3,818
Cumulative effect of change in accounting principle	—	3,167
Current period change in the allowance	1,361	1,361
Allowance for estimated uncollectible insurance balances, end of period	$8,346	$8,346

11. FAIR VALUE MEASUREMENTS

Fair Value Hierarchy
Fair value is defined as the price at which to sell an asset or transfer a liability (i.e. the "exit price") in an orderly transaction between market participants. We use a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. The hierarchy is broken down into three levels as follows:
•Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments.
•Level 2 - Valuations based on quoted prices in active markets for similar assets or liabilities, quoted prices for identical assets or liabilities in inactive markets, or for which significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.
•Level 3 - Valuations based on unobservable inputs where there is little or no market activity. Unadjusted third party pricing sources or management's assumptions and internal valuation models may be used to determine the fair values.
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
Investments:
Short-term and fixed maturity investments:
U.S. government and agency	$—	$546,471	$—	$—	$546,471
U.K. government	—	107,680	—	—	107,680
Other government	—	503,312	—	—	503,312
Corporate	—	5,565,100	—	—	5,565,100
Municipal	—	165,720	—	—	165,720
Residential mortgage-backed	—	436,832	—	—	436,832
Commercial mortgage-backed	—	840,367	—	—	840,367
Asset-backed	—	666,352	—	—	666,352
	$—	$8,831,834	$—	$—	$8,831,834

Other assets included within funds held - directly managed	—	15,376	—	—	15,376

Equities:
Publicly traded equity investments	$254,501	$19,881	$—	$—	$274,382
Exchange-traded funds	95,389	—	—	—	95,389
Privately held equity investments	—	—	271,000	—	271,000
	$349,890	$19,881	$271,000	$—	$640,771

Other investments:
Hedge funds	$—	$—	$—	$1,757,982	$1,757,982
Fixed income funds	—	415,149	—	169,458	584,607
Equity funds	—	88,396	—	279,918	368,314
Private equity funds	—	—	—	315,070	315,070
CLO equities	—	84,188	—	—	84,188
CLO equity funds	—	—	—	123,299	123,299
Private credit funds	—	—	—	38,094	38,094
Other	—	—	314	6,917	7,231
	$—	$587,733	$314	$2,690,738	$3,278,785
Total Investments	$349,890	$9,454,824	$271,314	$2,690,738	$12,766,766

Cash and cash equivalents	$219,149	$48,915	$—	$—	$268,064

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$671,384	$—	$671,384

Other Assets:
Derivatives qualifying as hedges	$—	$115	$—	$—	$115
Derivatives not qualifying as hedges	—	863	—	—	863
Derivative instruments	$—	$978	$—	$—	$978

Losses and LAE:	$—	$—	$2,454,539	$—	$2,454,539

Other Liabilities:
Derivatives qualifying as hedges	$—	$5,585	$—	$—	$5,585
Derivatives not qualifying as hedges	—	2,242	—	—	2,242
Derivative instruments	$—	$7,827	$—	$—	$7,827

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
Investments:
Short-term and fixed maturity investments:
U.S. government and agency	$—	$696,077	$—	$—	$696,077
U.K government	—	161,772	—	—	161,772
Other government	—	702,856	—	—	702,856
Corporate	—	5,448,270	—	—	5,448,270
Municipal	—	140,687	—	—	140,687
Residential mortgage-backed	—	400,914	—	—	400,914
Commercial mortgage-backed	—	813,746	—	—	813,746
Asset-backed	—	670,235	—	—	670,235
	$—	$9,034,557	$—	$—	$9,034,557

Other assets included within funds held - directly managed	$—	$14,207	$—	$—	$14,207

Equities:
Publicly traded equity investments	$297,310	$30,565	$—	$—	$327,875
Exchange-traded funds	133,047	—	—	—	133,047
Privately held equity investments	—	—	265,799	—	265,799
	$430,357	$30,565	$265,799	$—	$726,721

Other investments:
Hedge funds	$—	$—	$—	$1,121,904	$1,121,904
Fixed income funds	—	398,143	—	82,896	481,039
Equity funds	—	111,040	—	299,109	410,149
Private equity funds	—	—	—	323,496	323,496
CLO equities	—	—	87,555	—	87,555
CLO equity funds	—	—	—	87,509	87,509
Other	—	34	314	6,031	6,379
	$—	$509,217	$87,869	$1,920,945	$2,518,031
Total Investments	$430,357	$9,588,546	$353,668	$1,920,945	$12,293,516

Cash and cash equivalents	$144,984	$222,191	$—	$—	$367,175

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$695,518	$—	$695,518

Other Assets:
Derivatives qualifying as hedges	$—	$642	$—	$—	$642
Derivatives not qualifying as hedges	—	1,369	—	—	1,369
Derivative instruments	$—	$2,011	$—	$—	$2,011

Losses and LAE:	$—	$—	$2,621,122	$—	$2,621,122

Other Liabilities:
Derivatives qualifying as hedges	$—	$11,452	$—	$—	$11,452
Derivatives not qualifying as hedges	—	4,106	—	—	4,106
Derivative instruments	$—	$15,558	$—	$—	$15,558

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
•U.S. government and agency securities consist of securities issued by the U.S. Treasury and mortgage pass-through agencies such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Non-U.S. government securities consist of bonds issued by non-U.S. governments and agencies along with supranational organizations. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades and broker-dealer quotes. These are considered to be observable market inputs and, therefore, the fair values of these securities are classified as Level 2.
•Corporate securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark yields, and industry and market indicators. These are considered observable market inputs and, therefore, the fair values of these securities are classified as Level 2. Where pricing is unavailable from pricing services, such as in periods of low trading activity or when transactions are not orderly, we obtain non-binding quotes from broker-dealers. Where significant inputs are unable to be corroborated with market observable information, we classify the securities as Level 3.
•Municipal securities consist primarily of bonds issued by U.S.-domiciled state and municipal entities. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes and benchmark yields. These are considered observable market inputs and, therefore, the fair values of these securities are classified as Level 2.
•Asset-backed securities consist primarily of investment-grade bonds backed by pools of loans with a variety of underlying collateral. Residential and commercial mortgage-backed securities include both agency and non-agency originated securities. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, prepayment speeds and default rates. The fair values of these securities are classified as Level 2 if the significant inputs are market observable. Where significant inputs are unable to be corroborated with market observable information, we classify the securities as Level 3.

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
•For our investments in hedge funds, we measure fair value by obtaining the most recently available NAV as advised by the external fund manager or third-party administrator. The fair values of these investments are measured using the NAV as a practical expedient and therefore have not been categorized within the fair value hierarchy.
•Our investments in fixed income funds and equity funds are valued based on a combination of prices from independent pricing services, external fund managers or third-party administrators. For the publicly available prices we have classified the investments as Level 2. For the non-publicly available prices we are using NAV as a practical expedient and therefore these have not been categorized within the fair value hierarchy.
•For our investments in private equity funds, we measure fair value by obtaining the most recently available NAV from the external fund manager or third-party administrator. The fair values of these investments are measured using the NAV as a practical expedient and therefore have not been categorized within the fair value hierarchy.
•We measure the fair value of our direct investment in CLO equities based on valuations provided by independent pricing services, our external CLO equity manager, and valuations provided by the broker or lead underwriter of the investment (the "broker"). The fair values measured using prices provided by independent pricing services have been classified as Level 2 and fair values using prices from brokers have been classified as Level 3 due to the use of unobservable inputs in the valuation and the limited number of

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
relevant trades in secondary markets.
•For our investments in the CLO equity funds, we measure fair value by obtaining the most recently available NAV as advised by the external fund manager or third party administrator. The fair value of these investments is measured using the NAV as a practical expedient and therefore have not been categorized within the fair value hierarchy.
•For our investments in private credit funds, we measure fair value by obtaining the most recently available NAV from the external fund manager or third-party administrator. The fair values of these investments are measured using the NAV as a practical expedient and therefore have not been categorized within the fair value hierarchy.
•Included within other is an investment in a real estate debt fund, for which we measure fair value by obtaining the most recently available NAV from the external fund manager or third-party administrator. The fair value of this investment is measured using the NAV as a practical expedient and therefore has not been categorized within the fair value hierarchy.

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

Derivative Instruments
The fair values of our derivative instruments, as described in Note 6 - "Derivatives and Hedging Instruments" are classified as Level 2. The fair values are based upon prices in active markets for identical contracts.

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

Investments
The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended June 30, 2020
	Privately-held Equities	Other Investments	Total

Beginning fair value	$267,012	$314	$267,326
Purchases	34	—	34
Sales	—	—	—
Total realized and unrealized gains	3,954	—	3,954
Transfer out of Level 3 into Level 2	—	—	—
Ending fair value	$271,000	$314	$271,314

	Three Months Ended June 30, 2019
	Fixed maturity investments				Privately-held Equities	Other Investments	Total
	Corporate	Residential mortgage-backed	Commercial mortgage-backed	Asset-backed
Beginning fair value	$3,172	$—	$—	$9,050	$228,710	$41,747	$282,679
Purchases	90	—	—	—	—	11,995	12,085
Sales	(381)	—	—	(9)	—	—	(390)
Total realized and unrealized gains (losses)	(40)	—	(145)	2	684	(3,290)	(2,789)
Transfer into Level 3 from Level 2	2,871	102	1,515	15,049	—	—	19,537
Transfer out of Level 3 into Level 2	(706)	—	—	—	—	—	(706)
Ending fair value	$5,006	$102	$1,370	$24,092	$229,394	$50,452	$310,416

	Six Months Ended June 30, 2020
	Privately-held Equities	Other Investments	Total

Beginning fair value	$265,799	$87,869	$353,668
Purchases	1,392	37,092	38,484
Sales	—	(539)	(539)
Total realized and unrealized gains (losses)	3,809	(40,368)	(36,559)
Transfer into Level 3 from Level 2	—	—	—
Transfer out of Level 3 into Level 2	—	(83,740)	(83,740)
Ending fair value	$271,000	$314	$271,314

	Six Months Ended June 30, 2019
	Fixed maturity investments				Privately-held Equities	Other Investments	Total
	Corporate	Residential mortgage-backed	Commercial mortgage-backed	Asset-backed
Beginning fair value	$37,386	$—	$7,389	$9,121	$228,710	$39,367	$321,973
Purchases	90	—	—	—	—	11,995	12,085
Sales	(3,041)	—	(608)	(330)	—	—	(3,979)
Total realized and unrealized gains (losses)	217	—	(83)	739	684	(910)	647
Transfer into Level 3 from Level 2	3,258	102	1,515	21,024	—	—	25,899
Transfer out of Level 3 into Level 2	(32,904)	—	(6,843)	(6,462)	—	—	(46,209)
Ending fair value	$5,006	$102	$1,370	$24,092	$229,394	$50,452	$310,416

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

Valuations Techniques and Inputs
The table below presents the quantitative information related to the fair value measurements for our privately held equity investments measured at fair value on a recurring basis using Level 3 inputs:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value as of June 30, 2020	Valuation Techniques	Unobservable Input	Range (Average) (1)
(in millions of U.S. dollars)
$245.3	Transactional value	Implied price per share at recent purchase transaction	13.50 - 13.85
$25.7	Cost as approximation of fair value	Cost as approximation of fair value
$271.0
(1) The average represents the arithmetic average of the inputs and is not weighted by the relative fair value.

Insurance Contracts - Fair Value Option

The following table presents a reconciliation of the beginning and ending balances for all insurance contracts measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended June 30,
	2020			2019
	Liability for losses and LAE	Reinsurance balances recoverable	Net	Liability for losses and LAE	Reinsurance balances recoverable	Net
Beginning fair value	$2,345,543	$653,396	$1,692,147	$2,847,793	$735,257	$2,112,536
Assumed business	(4,975)	—	(4,975)	—	—	—
Incurred losses and LAE:
Reduction in estimates of ultimate losses	(21,075)	(4,951)	(16,124)	(5,802)	5,191	(10,993)
Reduction in unallocated LAE	(3,299)	—	(3,299)	(4,011)	—	(4,011)
Change in fair value	175,787	41,744	134,043	54,218	16,256	37,962
Total incurred losses and LAE	151,413	36,793	114,620	44,405	21,447	22,958
Paid losses	(62,279)	(22,321)	(39,958)	(91,753)	(9,081)	(82,672)
Effect of exchange rate movements	24,837	3,516	21,321	(27,944)	(4,319)	(23,625)
Ending fair value	$2,454,539	$671,384	$1,783,155	$2,772,501	$743,304	$2,029,197

Changes in fair value in the table above are included in net incurred losses and LAE in our consolidated statements of earnings.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents the components of the net change in fair value:

	Three Months Ended June 30,
	2020	2019
Changes in fair value due to changes in:
Duration	$3,702	$5,839
Corporate bond yield	130,341	32,123
Change in fair value	$134,043	$37,962

	Six Months Ended June 30,
	2020			2019
	Liability for losses and LAE	Reinsurance balances recoverable on paid and unpaid losses	Net	Liability for losses and LAE	Reinsurance balances recoverable on paid and unpaid losses	Net
Beginning fair value	$2,621,122	$695,518	$1,925,604	$2,874,055	$739,591	$2,134,464
Incurred losses and LAE:
Reduction in estimates of ultimate losses	(35,514)	(8,122)	(27,392)	(12,956)	1,705	(14,661)
Reduction in unallocated LAE	(9,712)	—	(9,712)	(8,352)	—	(8,352)
Change in fair value	110,983	35,177	75,806	131,679	37,676	94,003
Total incurred losses and LAE	65,757	27,055	38,702	110,371	39,381	70,990
Paid losses	(143,442)	(38,435)	(105,007)	(207,613)	(36,323)	(171,290)
Effect of exchange rate movements	(88,898)	(12,754)	(76,144)	(4,312)	655	(4,967)
Ending fair value	$2,454,539	$671,384	$1,783,155	$2,772,501	$743,304	$2,029,197

Changes in fair value in the table above are included in net incurred losses and LAE in our consolidated statements of earnings. The following table presents the components of the net change in fair value:

	Six Months Ended June 30,
	2020	2019
Changes in fair value due to changes in:
Duration	$7,850	$14,886
Corporate bond yield	66,249	79,117
Weighted cost of capital	(5,048)	—
Risk cost of capital	6,755	—
Change in fair value	$75,806	$94,003

Below is a summary of the quantitative information regarding the significant observable and unobservable inputs used in the internal model to determine fair value on a recurring basis:

		June 30, 2020	December 31, 2019
Valuation Technique	Unobservable (U) and Observable (O) Inputs	Weighted Average	Weighted Average
Internal model	Corporate bond yield (O)	A rated	A rated
Internal model	Credit spread for non-performance risk (U)	0.2%	0.2%
Internal model	Risk cost of capital (U)	5.1%	5.1%
Internal model	Weighted average cost of capital (U)	8.25%	8.5%
Internal model	Duration - liability (U)	7.92 years	7.82 years
Internal model	Duration - reinsurance balances recoverable (U)	8.75 years	8.68 years

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses may increase or decrease due to changes in the corporate bond rate, the credit spread for non-performance risk, the risk cost of capital, the weighted average cost of capital and the estimated payment pattern as described below:
•An increase in the corporate bond rate or credit spread for non-performance risk would result in a decrease in the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses. Conversely, a decrease in the corporate bond rate or credit spread for non-performance risk would result in an increase in the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses.
•An increase in the weighted average cost of capital would result in an increase in the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses. Conversely, a decrease in the weighted average cost of capital would result in a decrease in the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses.
•An increase in the risk cost of capital would result in an increase in the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses. Conversely, a decrease in the risk cost of capital would result in a decrease in the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses.
•The duration of the liability and recoverable is adjusted every period to reflect actual net payments during the period and expected future payments. An acceleration of the estimated payment pattern, a decrease in duration, would result in an increase in the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses. Conversely, a deceleration of the estimated payment pattern, an increase in duration, would result in a decrease in the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses.
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
As of June 30, 2020, our 4.50% Senior Notes due 2022 (the "2022 Senior Notes") and our 4.95% Senior Notes due 2029 (the "2029 Senior Notes" and, together with the 2022 Senior Notes, the "Senior Notes") were carried at amortized cost of $348.9 million and $493.9 million, respectively, while the fair value based on observable market pricing from a third party pricing service was $355.0 million and $526.1 million, respectively. The Senior Notes are classified as Level 2.
Insurance Contracts
Disclosure of fair value of amounts relating to insurance contracts is not required, except those for which we elected the fair value option, as described above.
Remaining Assets and Liabilities
Our remaining assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature approximates fair value as of June 30, 2020 and December 31, 2019.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. PREMIUMS WRITTEN AND EARNED
The following table provides a summary of premiums written and earned by segment and for our other activities:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Non-life Run-off
Gross	$(2,155)	$14,395	$(4,209)	$55,551	$(1,828)	$32,473	$(25,086)	$139,517
Ceded	(1,048)	(3,878)	800	(7,081)	801	(5,926)	2,499	(14,373)
Net	$(3,203)	$10,517	$(3,409)	$48,470	$(1,027)	$26,547	$(22,587)	$125,144
Atrium
Gross	$48,631	$48,152	$43,788	$41,884	$106,468	$95,985	$97,773	$85,270
Ceded	(7,739)	(4,765)	(6,826)	(3,685)	(16,878)	(10,228)	(14,312)	(8,318)
Net	$40,892	$43,387	$36,962	$38,199	$89,590	$85,757	$83,461	$76,952
StarStone
Gross	$86,087	$112,288	$108,902	$114,462	$241,569	$238,825	$252,766	$257,240
Ceded	(9,165)	(29,452)	(5,495)	(16,140)	(57,841)	(58,375)	(37,703)	(28,996)
Net	$76,922	$82,836	$103,407	$98,322	$183,728	$180,450	$215,063	$228,244
Other
Gross	$6,829	$6,795	$460	$6,013	$2,944	$9,468	$1,324	$12,686
Ceded	(664)	(664)	1	(42)	—	—	(18)	(117)
Net	$6,165	$6,131	$461	$5,971	$2,944	$9,468	$1,306	$12,569
Total
Gross	$139,392	$181,630	$148,941	$217,910	$349,153	$376,751	$326,777	$494,713
Ceded	(18,616)	(38,759)	(11,520)	(26,948)	(73,918)	(74,529)	(49,534)	(51,804)
Total	$120,776	$142,871	$137,421	$190,962	$275,235	$302,222	$277,243	$442,909

Gross premiums written for the three months ended June 30, 2020 and 2019 were $139.4 million and $148.9 million, respectively, a decrease of $9.5 million. The decrease was primarily due to a decrease in gross premiums written in our StarStone segment of $22.8 million, partially offset by increases in our Atrium and Non-life Run-off segments of $4.8 million and $2.1 million, respectively. The decrease in the StarStone segment was primarily due to underwriting restrictions put in place as a result of the COVID-19 pandemic, a policy cancellation as a result of the StarStone International Run-Off and our strategy to exit certain lines of business. The increase in the Atrium segment was driven by new opportunities to write new business and an increase in rates, partially offset by the impact of COVID-19 and underwriting actions to not renew certain contracts in the current period.
Gross premiums written for the six months ended June 30, 2020 and 2019 were $349.2 million and $326.8 million, respectively, an increase of $22.4 million. The increase was primarily due to a reduction in negative gross premiums written in our Non-life Run-off segment of $23.3 million and an increase in gross premiums written in our Atrium segment of $8.7 million, partially offset by a decrease in gross premiums written in our StarStone segment of $11.2 million. The negative gross premium written in the Non-life Run-off segment for the six months ended June 30, 2019 was due to premium adjustments on the acquired unearned premium primarily related to the run-off business assumed as a result of the AmTrust RITC transactions and the acquisition of Maiden Re North America. The increase in the Atrium segment was driven by new opportunities to write new business and an increase in rates, partially offset by the impact of COVID-19 and underwriting actions to not renew certain contracts in the current period. The decrease in the StarStone segment was driven primarily by underwriting restrictions put in place as a result of COVID-19 and our strategy to exit certain lines of business, partially off set by new business and rate improvements in certain lines.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. GOODWILL AND INTANGIBLE ASSETS
The following table presents a reconciliation of the beginning and ending goodwill and intangible assets for the six months ended June 30, 2020:

		Intangible assets
	Goodwill	Intangible assets with a definite life	Intangible assets with an indefinite life	Total	Total
Balance as of December 31, 2019	109,807	14,630	67,131	81,761	191,568
Impairment losses (StarStone International)	(8,000)	—	(4,000)	(4,000)	(12,000)
Amortization	—	(1,016)	—	(1,016)	(1,016)
Balance as of June 30, 2020	$101,807	$13,614	$63,131	$76,745	$178,552
Goodwill
The changes in the goodwill by segment was as follows for the six months ended June 30, 2020:

	Non-life Run-Off	Atrium	StarStone	Total
Balance as of December 31, 2019:	$62,959	$38,848	$8,000	$109,807
Impairment losses (StarStone International)	—	—	(8,000)	(8,000)
Balance as of June 30, 2020:
Goodwill	62,959	38,848	8,000	109,807
Accumulated impairment losses	—	—	(8,000)	(8,000)
	$62,959	$38,848	$—	$101,807
On June 10, 2020, we announced the StarStone International Run-Off. During the three and six months ended June 30, 2020, we recognized a full impairment loss of $8.0 million related to the goodwill allocated to StarStone International.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of intangible assets by segment and by type as of June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020			December 31, 2019
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Atrium segment:
Intangible assets with a definite life:
Distribution channel	$20,000	$(8,777)	$11,223	$20,000	$(8,111)	$11,889
Brand	7,000	(4,609)	2,391	7,000	(4,259)	2,741
Intangible assets with an indefinite life:
Lloyd’s syndicate capacity	33,031	—	33,031	33,031	—	33,031
Management contract	30,100	—	30,100	30,100	—	30,100
Total Atrium segment intangible assets	$90,131	$(13,386)	$76,745	$90,131	$(12,370)	$77,761

StarStone segment:
Intangible assets with an indefinite life:
Lloyd’s syndicate capacity	4,000	(4,000)	—	4,000	—	4,000
Total intangible assets	$94,131	$(17,386)	$76,745	$94,131	$(12,370)	$81,761

Atrium
The definite-lived assets are amortized on a straight-line basis over a period ranging from ten to fifteen years. The following table presents the amortization recorded on the intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Intangible asset amortization	$508	$565	$1,016	$1,130
The estimated future amortization expense related to Atrium's intangible assets is as follows:

Year	Total
2020	$1,017
2021	2,033
2022	2,033
2023	1,975
2024	1,333
2025 and thereafter	5,223
Total future estimated amortization expense	$13,614

StarStone
During the three and six months ended June 30, 2020, we recognized a full impairment loss of $4.0 million on StarStone's Lloyd's syndicate capacity following our decision to place StarStone International into run-off.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. DEBT OBLIGATIONS AND CREDIT FACILITIES
We primarily utilize debt facilities for funding acquisitions and for significant new business, investment activities and, from time to time, for general corporate purposes. Our debt obligations were as follows:

Facility	Origination Date	Term	June 30, 2020	December 31, 2019
4.50% Senior Notes due 2022	March 10, 2017	5 years	$348,886	$348,616
4.95% Senior Notes due 2029	May 28, 2019	10 years	493,893	493,600
Total Senior Notes			842,779	842,216
EGL Revolving Credit Facility	August 16, 2018	5 years	350,000	—
2018 EGL Term Loan Facility	December 27, 2018	3 years	349,243	348,991
Total debt obligations			$1,542,022	$1,191,207
During the six months ended June 30, 2020, we utilized $364.0 million and repaid $14.0 million under our facilities. The facilities were utilized for funding significant new business as described in Note 3 - "Significant New Business" and providing additional liquidity to the Company to maximize financial flexibility following the recent disruption in global financial markets associated with the COVID-19 pandemic.
The table below provides a summary of the total interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense on debt obligations	$13,675	$12,754	$26,870	$23,207
Amortization of debt issuance costs	343	282	563	555
Funds withheld balances and other	—	—	—	310
Total interest expense	$14,018	$13,036	$27,433	$24,072
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
We incurred costs of $2.9 million in issuing the 2022 Senior Notes. These costs included underwriters’ fees, legal and accounting fees, and other fees, and are capitalized and presented as a direct deduction from the principal amount of debt obligations in the consolidated balance sheets. These costs are amortized over the term of the 2022 Senior Notes and are included in interest expense in our consolidated statements of earnings. The unamortized costs as of June 30, 2020 and December 31, 2019 were $1.1 million and $1.4 million, respectively.

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
We incurred costs of $6.8 million in issuing the 2029 Senior Notes. These costs included underwriters’ fees, legal and accounting fees, and other fees, and are capitalized and presented as a direct deduction from the principal amount of debt obligations in the consolidated balance sheets. These costs are amortized over the term of the 2029 Senior Notes and are included in interest expense in our consolidated statements of earnings. The unamortized costs as of June 30, 2020 and December 31, 2019 were $6.1 million and $6.4 million, respectively.

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
As of June 30, 2020, we were permitted to borrow up to an aggregate of $600.0 million under the facility. As of June 30, 2020, there was $250.0 million of available unutilized capacity under the facility. Subsequent to June 30, 2020, we have neither borrowed nor repaid any additional amounts under the facility, as such the unutilized capacity remains at $250.0 million.
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

2018 EGL Term Loan Facility
On December 27, 2018, we entered into and fully utilized a three-year $500.0 million unsecured term loan (the "2018 EGL Term Loan Facility"). The proceeds were partially used to fund the acquisition of Maiden Re North America. We have the option to increase the principal amount of the term loan credit facility up to an aggregate amount of $150.0 million from the existing lenders or through the addition of new lenders, subject to the terms of the term loan credit agreement. During 2019, we repaid $150.0 million of principal on the facility, bringing the outstanding loan amount to $349.2 million, which includes unamortized issuance costs of $0.8 million, as of June 30, 2020.
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We incurred costs of $1.5 million associated with closing the 2018 EGL Term Loan Facility. These costs included bank, legal and accounting fees, and other fees, and are capitalized and presented as a direct deduction from the principal amount of debt obligations in the consolidated balance sheets. These costs are amortized over the term of the facility and are included in general and administrative expenses in our consolidated statements of earnings. The unamortized costs as of June 30, 2020 and December 31, 2019 were $0.8 million and $1.0 million, respectively.
Refer to Note 15 - "Debt Obligations and Credit Facilities" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019 for further information on the terms of the above facilities.

Letters of Credit
We utilize unsecured and secured letters of credit to support certain of our insurance and reinsurance performance obligations.
Funds at Lloyd's
We have an unsecured letter of credit agreement for Funds at Lloyd's ("FAL Facility") to issue up to $375.0 million of letters of credit, with provision to increase the facility by an additional $25.0 million up to an aggregate amount of $400.0 million, subject to lenders approval. On November 6, 2019, we amended and restated the FAL Facility to extend its term by one year. The FAL Facility is available to satisfy our Funds at Lloyd's requirements and expires in 2023. As of June 30, 2020 and December 31, 2019, our combined Funds at Lloyd's were comprised of cash and investments of $574.1 million and $639.3 million, respectively, and unsecured letters of credit of $252.0 million as of both dates.
$120.0 million Letter of Credit Facility
We use this facility to support certain reinsurance collateral obligations of our subsidiaries. On December 6, 2019, we reduced the facility size from $170.0 million to $120.0 million. Pursuant to the facility agreement, we have the option to increase commitments under the facility by an additional $60.0 million. As of both June 30, 2020 and December 31, 2019, we had issued an aggregate amount of letters of credit under this facility of $115.3 million.
$800.0 million Syndicated Letter of Credit Facility
During 2019, we entered into an unsecured $760.0 million letter of credit facility agreement, most recently amended on June 3, 2020. On August 4, 2020, we exercised our option to increase the commitments available under the facility by an aggregate amount of $40.0 million, bringing the total size of the facility to $800.0 million. The facility is used to post letters of credit to collateralize reinsurance performance obligations to various parties, including $447.4 million relating to the reinsurance transaction with Maiden Reinsurance Ltd. ("Maiden Re Bermuda"). As of June 30, 2020 and December 31, 2019, we had issued an aggregate amount of letters of credit under this facility of $594.1 million and $608.0 million, respectively.
$65.0 million Letter of Credit Facility
On August 4, 2020, we entered into a $65.0 million secured letter of credit facility agreement pursuant to which we issued a letter of credit in the amount of approximately $61.0 million to collateralize a portion of our reinsurance performance obligations relating to our novation transaction with Hannover Re, which we completed on August 6, 2020, as discussed in Note 3 - "Significant New Business".

15. NONCONTROLLING INTERESTS
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Redeemable Noncontrolling Interest
RNCI as of June 30, 2020 and December 31, 2019 comprised the ownership interests held by the Trident V Funds ("Trident") (39.3%) and Dowling Capital Partners, L.P. ("Dowling") (1.7%) in our subsidiary North Bay Holdings Limited ("North Bay"). North Bay owns our investments in Atrium and StarStone.
The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Balance at beginning of period	$392,773	$456,346	$438,791	$458,543
Dividends paid	—	(11,556)	—	(11,556)
Net losses attributable to RNCI	(20,140)	(2,917)	(52,099)	(5,461)
Accumulated other comprehensive earnings attributable to RNCI	10,543	70	6,373	155
Foreign currency translation adjustments	(165)	—	(165)	—
Change in redemption value of RNCI	(16,478)	(6,247)	(26,628)	(5,985)
Cumulative effect of change in accounting principle attributable to RNCI (1)	—	—	261	—
Balance at end of period	$366,533	$435,696	$366,533	$435,696
(1) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 1 - "Significant Accounting Policies" for further details.

We carried the RNCI at its estimated redemption value, which is fair value, as of June 30, 2020 and December 31, 2019. The decrease was attributable to $52.1 million of net losses primarily related to StarStone during the six months ended June 30, 2020 resulting from exit costs associated with the decision to place StarStone International into run-off; and $26.6 million due to change in redemption value. The redemption value decreased as a result of the StarStone International Run-Off decision and the agreement to sell StarStone U.S.
Refer to Note 20 - "Related Party Transactions" and Note 21 - "Commitments and Contingencies" for additional information regarding RNCI.

Noncontrolling Interest
As of June 30, 2020 and December 31, 2019, we had $13.6 million and $14.2 million, respectively, of NCI related to external interests in three of our subsidiaries. A reconciliation of the beginning and ending carrying amount of the equity attributable to NCI is included in the unaudited condensed consolidated statement of changes in shareholders equity.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. SHARE CAPITAL
Refer to Note 17 - "Share Capital" to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information on our share capital.
Dividends Declared and Paid
The following table details the dividends that have been declared and paid on our Series D and E Preferred Shares for the period from January 1, 2020 to August 10, 2020:

				Dividend per:
Preferred Share Series	Date Declared	Record Date	Date Paid or Payable	Preferred Share	Depositary Share	Total dividends paid in the six months ended June 30, 2020
				(in U.S. dollars)		(in thousands of U.S. dollars)
Series D	February 4, 2020	February 15, 2020	March 2, 2020	$437.50	$0.43750	$7,000
Series E	February 4, 2020	February 15, 2020	March 2, 2020	$437.50	$0.43750	1,925
Series D	May 5, 2020	May 15, 2020	June 1, 2020	$437.50	$0.43750	7,000
Series E	May 5, 2020	May 15, 2020	June 1, 2020	$437.50	$0.43750	1,925
Series D	August 5, 2020	August 15, 2020	September 1, 2020	$437.50	$0.43750	—
Series E	August 5, 2020	August 15, 2020	September 1, 2020	$437.50	$0.43750	—
						$17,850
Share Repurchases
On March 9, 2020, our Board of Directors adopted a stock trading plan for the purpose of repurchasing a limited number of our Company’s ordinary shares, not to exceed $150.0 million in aggregate (the "Repurchase Program"). On March 23, 2020, we suspended our Repurchase Program due to uncertainty in the global financial markets resulting from the COVID-19 pandemic. From inception to March 23, 2020, we repurchased 92,510 ordinary shares for an aggregate price of $12.5 million under the Repurchase Program. The average price paid per share repurchased was $135.40.
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net earnings per ordinary share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Earnings (losses) attributable to Enstar ordinary shareholders:
Net earnings from continuing operations	$799,232	$234,168	$283,632	$588,160
Net earnings (loss) from discontinued operations (3)	(679)	(2,326)	(1,900)	2,433
Net earnings attributable to Enstar ordinary shareholders:	$798,553	$231,842	$281,732	$590,593
Denominator:
Weighted-average ordinary shares outstanding — basic (1)	21,565,240	21,477,772	21,557,542	21,470,675
Effect of dilutive securities:
Share-based compensation plans (2)	185,300	138,464	177,264	131,798
Warrants	38,702	59,215	53,525	59,296
Weighted-average ordinary shares outstanding — diluted	21,789,242	21,675,451	21,788,331	21,661,769

Earnings (loss) per ordinary share attributable to Enstar:
Basic:
Net earnings from continuing operations	$37.06	$10.90	$13.16	$27.40
Net earnings (loss) from discontinued operations	(0.03)	(0.11)	(0.09)	0.11
Net earnings per ordinary share	$37.03	$10.79	$13.07	$27.51
Diluted:
Net earnings from continuing operations	$36.68	$10.81	$13.02	$27.15
Net earnings (loss) from discontinued operations	(0.03)	(0.11)	(0.09)	0.11
Net earnings per ordinary share	$36.65	$10.70	$12.93	$27.26

(1) Weighted-average ordinary shares for basic earnings per share includes ordinary shares (voting and non-voting) but excludes ordinary shares held in the EB Trust in respect of JSOP awards.
(2) Share-based dilutive securities include restricted shares, restricted share units, and performance share units. Certain share-based compensation awards, including the ordinary shares held in the EB Trust in respect of JSOP awards, were excluded from the calculation for the three and six months ended June 30, 2020 because they were anti-dilutive.
(3) Net earnings (loss) from discontinued operations attributable to Enstar ordinary shareholders equals net earnings (loss) from discontinued operations, net of income taxes, plus net loss (earnings) from discontinued operations attributable to noncontrolling interest; refer to Note 4 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" for a breakdown by period.

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
The table below provides a summary of the compensation costs for all of our share-based compensation plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Share-based compensation plans:
Restricted shares and restricted share units	$2,330	$1,289	$3,929	$3,132
Performance share units	5,855	11,130	5,188	12,455
Cash-settled stock appreciation rights	(316)	(267)	(3,475)	(211)
Joint share ownership plan expense	1,133	—	2,005	—
Other share-based compensation plans:
Northshore incentive plan	(25)	986	447	2,032
StarStone incentive plan	—	—	(223)	—
Deferred compensation and ordinary share plan for non-employee directors	93	49	959	876
Employee share purchase plan	104	104	208	207
Total share-based compensation	$9,174	$13,291	$9,038	$18,491

19. INCOME TAXATION

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

Interim Tax Expense
The effective tax rates on income for the three months ended June 30, 2020 and 2019 were 2.1% and 3.1%, respectively. The effective tax rates on income for the six months ended June 30, 2020 and 2019 were 4.4% and 2.0%, respectively. The effective tax rate on income differs from the statutory rate of 0% due to tax on foreign operations, primarily the U.S. and the U.K.
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assessment of Valuation Allowance on Deferred Tax Assets
We have estimated the future taxable income of our foreign subsidiaries and have provided a valuation allowance in respect of loss carryforwards where we do not expect to realize a benefit. We have considered all available evidence using a "more likely than not" standard in determining the amount of the valuation allowance. During the three and six months ended June 30, 2020, we have maintained a valuation allowance for deferred tax assets which management does not believe meet the "more likely than not" criteria.

Unrecognized Tax Benefits
There were no unrecognized tax benefits as of June 30, 2020 and December 31, 2019.

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
In addition, we have entered into certain agreements with Trident with respect to Trident’s co-investments in the Atrium, Arden, and StarStone acquisitions. These include investors’ agreements and shareholders’ agreements (most recently amended on June 14, 2020), which provide for, among other things: (i) our right to redeem Trident’s equity interest in the Atrium/Arden and StarStone transactions in cash at fair market value at any time following March 31, 2023 (the "Call Right"); and (ii) Trident’s right to have its equity co-investment interests in the Atrium/Arden and StarStone transactions redeemed by us at fair market value (which we may satisfy in either cash or our ordinary shares) following December 31, 2022 (the "Put Right").
Following the consummation of the StarStone U.S. transaction described in Note 4 – “Divestitures, Held-for-Sale Businesses and Discontinued Operations” (the “Sale Transaction”): (a) we will have the right to exercise the Call Right separately with respect to (1) Trident’s interests in North Bay, (2) Trident’s indirect interest in North Bay’s equity interest in the StarStone U.S. business received in the Sale Transaction (the “StarStone U.S. Equity Interest”) and (3) Trident’s indirect interest in the business included in the StarStone International Run-off; and (b) Trident will have the right to exercise its Put Right separately with respect to (1) its interest in North Bay, (2) its indirect interest in the StarStone U.S. Equity Interest, and (3) its indirect interest in the business included in the StarStone International Runoff.
However, if neither the Sale Transaction nor a proposed future reorganization of North Bay (the “Reorganization” and, together with the Sale Transaction, the “Transactions”) are consumed by April 1, 2021, the date associated with the Call Right and the Put Right would instead be April 1, 2021 and clauses (a)(2), (a)(3), (b)(2) and (b)(3) above would no longer apply. If the Sale Transaction is consummated, but a Reorganization transaction is not agreed and consummated by (x) December 31, 2020, then, any time after that date, Trident will have the right to require us to purchase its indirect interest in the StarStone U.S. Equity Interest or (y) April 1, 2021, then, any time after that date, we will have the right to purchase Trident’s indirect interest in the StarStone U.S. Equity Interest.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Pursuant to the terms of the shareholders’ agreements, Mr. Carey serves as a Trident representative on the boards of the holding companies, including North Bay, established in connection with the Atrium/Arden and StarStone co-investment transactions. Trident also has a second representative on these boards who is a Stone Point employee.
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
The RNCI on our balance sheet relating to these Trident co-investment transactions was as follows:

	June 30, 2020	December 31, 2019
Redeemable Noncontrolling Interest	$351,253	$420,499

As of June 30, 2020, we had the following additional relationships with Stone Point and its affiliates:
•Investments in funds (carried within other investments) managed by Stone Point, with respect to which we recognized net unrealized gains (losses);
•Investments in registered investment companies affiliated with entities owned by Trident or otherwise affiliated with Stone Point, with respect to which we recognized net unrealized gains (losses) and interest income;
•Separate accounts managed by Eagle Point Credit Management, PRIMA Capital Advisors and SKY Harbor Capital Management, which are affiliates of entities owned by Trident, with respect to which we incurred management fees;
•Investments in funds (carried within other investments) managed by Sound Point Capital, an entity in which Mr. Carey has an indirect minority ownership interest and serves as a director, with respect to which we recognized net unrealized gains (losses);
•Sound Point Capital has acted as collateral manager for certain of our direct investments in CLO debt and equity securities, with respect to which we recognized net unrealized gains (losses) and interest income;
•Marble Point Capital, which is an affiliate of an entity owned by Trident, has acted as collateral manager for certain of our direct investments in CLO debt and equity securities, with respect to which we recognized net unrealized gains (losses) and interest income;
•A separate account managed by Sound Point Capital, with respect to which we incurred management fees in prior periods;
•In the fourth quarter of 2018, we invested $25.0 million in Mitchell TopCo Holdings, the parent company of Mitchell International and Genex Services, as a co-investor alongside certain Trident funds; and
•In the second quarter of 2020, we invested $10.0 million in a 2.5 year senior secured unrated floating rate term loan facility formed and managed by Sound Point Capital. The facility's borrower, Amplify U.S. Inc., is a subsidiary of Evergreen (as defined below) and has used the proceeds to purchase AmTrust preferred stock. The facility ranks senior to all other claims of the borrower, the purchased preferred stock and cash flows therefrom serve as collateral, and AmTrust has provided an unsecured guarantee for the facility. For further information on our relationships with Evergreen and AmTrust, refer to the AmTrust section below.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents the amounts included in our consolidated balance sheet related to our related party transactions with Stone Point and its affiliated entities:

	June 30, 2020	December 31, 2019
Short-term investments, AFS, at fair value	$1,598	$1,431
Fixed maturities, trading, at fair value	207,570	269,131
Fixed maturities, AFS, at fair value	209,803	160,303
Equities, at fair value	89,069	121,794
Other investments, at fair value:
Hedge funds	17,925	18,993
Fixed income funds	325,482	381,449
Private equity funds	28,335	34,858
CLO equities	30,126	32,560
CLO equity funds	123,299	87,509
Private Debt	15,815	16,312
Real estate fund	21,586	18,106
Cash and cash equivalents	11,472	54,080
Other assets	10,574	10
Other liabilities	1,193	4,710

The following table presents the amounts included in net earnings related to our related party transactions with Stone Point and its affiliated entities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net investment income	$4,793	$1,563	$8,877	$2,752
Net realized and unrealized (losses) gains	29,729	9,564	(72,787)	29,747
Total net (losses) earnings	$34,522	$11,127	$(63,910)	$32,499

Hillhouse Capital

Investment funds managed by Hillhouse Capital (defined below) collectively own approximately 9.4% of Enstar’s voting ordinary shares. These funds also own non-voting ordinary shares and warrants to purchase additional non-voting ordinary shares, which together with their voting ordinary shares, represent an approximate 16.5% economic interest in Enstar. In February 2017, Jie Liu, a Partner of AnglePoint (defined below), was appointed to our Board.

We have made direct investments in in funds (the “Hillhouse Funds”) managed by Hillhouse Capital Management, Ltd. and Hillhouse Capital Advisors, Ltd. (together, “Hillhouse Capital”) and AnglePoint Asset Management Ltd. ("AnglePoint"). As of June 30, 2020, our carrying value of our direct investment the InRe Fund, L.P. (the "InRe Fund"), which is managed by AnglePoint, was $1.5 billion with the InRe Fund's assets being invested in approximately 22% in fixed income securities, 16% in North American equities, 54% in international equities and 8% in financing, derivatives and other items.
As of June 30, 2020 and December 31, 2019 our equity method investee, Enhanzed Reinsurance Ltd. ("Enhanzed Re"), had investments in a fund managed by AnglePoint, as set forth in the table below.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our consolidated balance sheet included the following balances related to transactions with Hillhouse Capital and AnglePoint (as applicable):

	June 30, 2020	December 31, 2019
Investments in funds managed by AnglePoint, held by Enhanzed Re	$522,207	$327,799
Our ownership of equity method investments	47.4%	47.4%
Our share of Investments in funds managed by AnglePoint held by Enhanzed Re (through our ownership of equity method investments)	$247,526	$155,377

Investment in other funds managed by Hillhouse Capital and AnglePoint:
InRe Fund	$1,534,329	$918,633
Other funds	268,353	232,968
	$1,802,682	$1,151,601

The increase in the investment in the Hillhouse Funds was primarily due to additional subscriptions of $300.0 million and unrealized gains for the six months ended June 30, 2020. We incurred management and performance fees of approximately $131.7 million, included within the Hillhouse Funds' reported NAV, for the six months ended June 30, 2020 in relation to the investment in funds managed by Hillhouse Capital and AnglePoint as described above.

Monument

Monument Insurance Group Limited ("Monument") was established in October 2016 and Enstar has invested a total of $59.6 million in the common and preferred shares of Monument as at June 30, 2020 (December 31, 2019: $26.6 million) for an interest of approximately 26.6% (December 31, 2019: 26.6%). In connection with our investment in Monument, we entered into a Shareholders Agreement with the other shareholders. We have accounted for our equity interest in Monument as an equity method investment as we have significant influence over its operating and financial policies.
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

Our investment in the common and preferred shares of Monument, which is included in equity method investments on our consolidated balance sheet, was as follows:

	June 30, 2020	December 31, 2019
Investment in Monument	$92,117	$60,598

During the three and six months ended June 30, 2020 we received director fees from Monument of $0.1 million in connection with one of our representatives serving on Monument's board of directors.

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
Our investment in the common shares of Clear Spring which is included in equity method investments on our consolidated balance sheet, was as follows:

	June 30, 2020	December 31, 2019
Investment in Clear Spring	$10,402	$10,645

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

Our consolidated balance sheet included the following balances between us and Clear Spring:

	June 30, 2020	December 31, 2019
Balances under StarStone ceding quota share included, in assets or liabilities held for sale:
Reinsurance balances recoverable	$21,523	$22,812
Prepaid insurance premiums	—	51
Ceded payable	3,593	3,616
Ceded acquisition costs	—	21

Balances under assuming quota share:
Losses and LAE	4,455	6,135
Unearned reinsurance premiums	—	13
Funds held	7,807	8,611
Our consolidated statement of earnings included the following amounts between us and Clear Spring:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Transactions under StarStone ceding quota share, included in net earnings (loss) from discontinued operations:
Ceded premium earned	$682	$(4,271)	$1	$(9,756)
Ceded incurred losses and LAE	(2,043)	3,129	(1,289)	6,988
Ceded acquisition costs	(99)	8	(27)	62

Transactions under assuming quota share:
Premium earned	(170)	1,068	—	2,439
Net incurred losses and LAE	510	(472)	882	(1,437)
Acquisition costs	20	23	7	9

Total net earnings (loss)	$(1,100)	$(515)	$(426)	$(1,695)

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
Following the closing of the second transaction, Enstar owns approximately 8.5% of the equity interest in Evergreen and Trident Pine owns approximately 21.8%. Evergreen owns all of the equity interest in AmTrust. In addition, upon the successful closing of the transaction we received a fee of $3.3 million, half of which was payable upon closing and the other on the first anniversary of the closing. The fee was recorded in full in other income within our consolidated statements of earnings for the year ended December 31, 2018.

Our indirect investment in the shares of AmTrust, carried in equities on our consolidated balance sheet was as follows:

	June 30, 2020	December 31, 2019
Investment in AmTrust	$245,316	$240,115

The following table presents the amounts included in net earnings related to our related party transactions with AmTrust:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net investment income	$1,896	$1,829	$4,367	$3,650
Net realized and unrealized gains	3,954	—	3,809	—
Total net earnings	$5,850	$1,829	$8,176	$3,650

Citco

In June 2018, we made a $50.0 million indirect investment in the shares of Citco III Limited ("Citco"), a fund administrator with global operations. Pursuant to an investment agreement and in consideration for participation therein, a related party of Hillhouse Capital provided us with investment support. In a private transaction that preceded our co-investment opportunity, certain Citco shareholders, including Trident, agreed to sell all or a portion of their interests in Citco. As of June 30, 2020, Trident owned an approximate 3.4% interest in Citco. Mr. Carey currently serves as an observer to the board of directors of Citco in connection with Trident's investment therein.
Our indirect investment in the shares of Citco, which is included in equity method investments on our consolidated balance sheet, was as follows:

	June 30, 2020	December 31, 2019
Investment in Citco	$51,815	$51,742

Enhanzed Re

Enhanzed Re is a joint venture between Enstar, Allianz SE ("Allianz") and Hillhouse Capital that was capitalized in December 2018. Enhanzed Re is a Bermuda-based Class 4 and Class E reinsurer and will reinsure life, non-life run-off, and property and casualty insurance business, initially sourced from Allianz and Enstar. Enstar, Allianz and Hillhouse Capital affiliates have made equity investment commitments in aggregate of $470.0 million to Enhanzed Re. Enstar owns 47.4% of the entity, Allianz owns 24.9% and an affiliate of Hillhouse Capital owns

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
27.7%. As of June 30, 2020, Enstar contributed $154.1 million of its total capital commitment to Enhanzed Re and had an uncalled amount of $68.7 million. We have accounted for our equity interest in Enhanzed Re as an equity method investment as we have significant influence over its operating and financial policies.
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
Our investment in the common shares of Enhanzed Re, which is included in equity method investments on our consolidated balance sheet, was as follows:

	June 30, 2020	December 31, 2019
Investment in Enhanzed Re	$188,868	$182,856

We have ceded 10% of the Zurich transaction, as discussed in Note 4 - "Significant New Business" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019, to Enhanzed Re on the same terms and conditions as those received by Enstar.

Our consolidated balance sheet included the following balances between us and Enhanzed Re:

	June 30, 2020	December 31, 2019
Balances under ceding quota share:
Insurance balances payables	$1,738	$1,443
Reinsurance balances recoverable	55,547	59,601
Funds held	48,730	50,089

Other assets	328	1,033

Our consolidated statement of earnings included the following amounts between us and Enhanzed Re:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amounts under ceding quota share:
Net incurred losses and LAE	(13)	—	(13)	—
Acquisition costs	—	—	$23	—

Other income/expense	(3,172)	166	(2,881)	252

Total net earnings	$(3,185)	$166	$(2,871)	$252

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
We are also subject to credit risk in relation to funds held by reinsured companies. Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds may be placed into trust or subject to other security arrangements. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us. As of June 30, 2020, we had a significant funds held concentration of $965.5 million to one reinsured company which has financial strength credit ratings of A+ from A.M. Best and AA from S&P.
We limit the amount of credit exposure to any one counterparty, and none of our counterparty credit exposures, excluding U.S. government instruments and the counterparty noted above, exceeded 10% of shareholders’ equity as of June 30, 2020. Our credit exposure to the U.S. government was $905.9 million as of June 30, 2020.

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

Unfunded Investment Commitments
As of June 30, 2020, we had unfunded commitments of $544.7 million and $76.5 million to private equity funds and equity method investments, respectively.

Guarantees
As of June 30, 2020 and December 31, 2019, parental guarantees and capital instruments supporting subsidiaries' insurance obligations were $1.3 billion and $1.0 billion, respectively. We also guarantee the FAL facility, which is described in Note 14 - "Debt Obligations and Credit Facilities."
In connection with the sale of StarStone U.S., the net loss reserves of StarStone U.S. will be reinsured to an Enstar Non-life Run-off entity upon completion of the sale which is expected to occur in the second half of 2020. The obligations under the loss portfolio transfer reinsurance agreement will be guaranteed by Enstar. Refer to Note 4 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" for further details.

Redeemable Noncontrolling Interest
We have the right to purchase the RNCI interests from the RNCI holders at certain times in the future (each such right, a "call right") and the RNCI holders have the right to sell their RNCI interests to us at certain times in the future (each such right, a "put right"). The RNCI rights held by Trident are described in Note 20 - "Related Party Transactions." Dowling has a right to participate if Trident exercises its put right.

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
The table below provides the lease cost and other information relating to our operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease cost
Operating lease cost	$3,202	$3,199	$6,524	$6,686
Short-term lease cost(1)	61	—	119	—
Total lease cost	3,263	3,199	6,643	6,686
Sub-lease income(2)	(138)	(137)	(276)	(268)
Total net lease cost	$3,125	$3,062	$6,367	$6,418

Other information
Operating Cash paid for amounts included in the measurement of lease liabilities	$4,145	$3,169	$7,328	$6,193
Non-cash activity: right-of-use assets relating to leases	191	619	263	52,228
Weighted-average remaining lease term			6.2 years	6.6 years
Weighted-average discount rate			6.3%	6.2%
(1) Leases with an initial lease term of twelve months or less are not recognized within our consolidated balance sheets.
(2) Sub-lease income consists of rental income received from third parties to whom we have sub-leased some of our leased office spaces and is included within other income in our consolidated statements of earnings.

The table below provides a summary of the operating leases recorded on our consolidated balance sheets:

	Balance sheet classification	June 30, 2020	December 31, 2019
Right-of-use assets (1)	Other assets	$36,613	$46,747
Current lease liabilities	Other liabilities	8,836	11,403
Non-current lease liabilities	Other liabilities	29,629	34,785
(1) Following our decision to put the StarStone International operations into orderly run-off effective June 10, 2020, we recorded total impairment charges of $3.5 million on the right-of-use assets relating to certain StarStone International operating leases as of June 30, 2020.
The table below provides a summary of the contractual maturities of our operating lease liabilities:

June 30, 2020
2020	$5,923
2021	9,684
2022	7,931
2023	6,877
2024	5,151
2025 and beyond	12,195
Total lease payments (1)	47,761
Less: Imputed interest	(9,296)
Present value of lease liabilities	$38,465
(1) Amount excludes short-term leases.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
22. SEGMENT INFORMATION
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
The following tables set forth selected and unaudited condensed consolidated statement of earnings results by segment and for our other activities:

	Three Months Ended June 30, 2020
	Non-life Run-off	Atrium	StarStone	Other	Total
Gross premiums written	$(2,155)	$48,631	$86,087	$6,829	$139,392

Net premiums written	$(3,203)	$40,892	$76,922	$6,165	$120,776

Net premiums earned	$10,517	$43,387	$82,836	$6,131	$142,871
Net incurred losses and LAE	(91,474)	(15,592)	(74,433)	(5,193)	(186,692)
Acquisition costs	(3,589)	(14,609)	(30,749)	(120)	(49,067)
Operating expenses	(48,562)	(2,872)	(26,476)	—	(77,910)
Underwriting income (loss)	(133,108)	10,314	(48,822)	818	(170,798)
Net investment income (loss)	89,056	1,079	7,101	(2,793)	94,443
Net realized and unrealized gains	926,494	7,567	33,547	—	967,608
Fees and commission income	3,966	6,044	—	—	10,010
Other income (expense)	(2,231)	(2)	32	1,114	(1,087)
Corporate expenses	(17,400)	(5,272)	(35,442)	(8,806)	(66,920)
Interest income (expense)	(16,181)	—	(654)	2,817	(14,018)
Net foreign exchange gains (losses)	(4,605)	973	(4,167)	2,641	(5,158)
EARNINGS (LOSS) BEFORE INCOME TAXES	845,991	20,703	(48,405)	(4,209)	814,080
Income tax expense	(11,812)	(1,536)	(3,304)	—	(16,652)
Loss from equity method investments	(8,790)	—	—	—	(8,790)
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	825,389	19,167	(51,709)	(4,209)	788,638
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	—	—	(1,152)	—	(1,152)
NET EARNINGS (LOSS)	825,389	19,167	(52,861)	(4,209)	787,486
Net loss (earnings) attributable to noncontrolling interest	936	(7,896)	26,952	—	19,992
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR	826,325	11,271	(25,909)	(4,209)	807,478
Dividends on preferred shares	—	—	—	(8,925)	(8,925)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$826,325	$11,271	$(25,909)	$(13,134)	$798,553

Underwriting ratios:
Loss ratio		35.9%	89.9%
Acquisition expense ratio		33.7%	37.1%
Operating expense ratio		6.6%	31.9%
Combined ratio		76.2%	158.9%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2019
	Non-life Run-off	Atrium	StarStone	Other	Total
Gross premiums written	$(4,209)	$43,788	$108,902	$460	$148,941

Net premiums written	$(3,409)	$36,962	$103,407	$461	$137,421

Net premiums earned	$48,470	$38,199	$98,322	$5,971	$190,962
Net incurred losses and LAE	(9,752)	(13,048)	(119,289)	(4,465)	(146,554)
Life and annuity policy benefits	—	—	—	(2,194)	(2,194)
Acquisition costs	(16,512)	(12,815)	(21,609)	(145)	(51,081)
Operating expenses	(44,208)	(3,193)	(16,509)	—	(63,910)
Underwriting income (loss)	(22,002)	9,143	(59,085)	(833)	(72,777)
Net investment income (loss)	65,857	2,053	8,807	(2,446)	74,271
Net realized and unrealized gains	241,542	1,969	12,613	4,545	260,669
Fees and commission income (expense)	4,645	1,533	(161)	—	6,017
Other income	9,917	35	314	759	11,025
Corporate expenses	(18,734)	(3,502)	—	(14,530)	(36,766)
Interest income (expense)	(15,619)	—	—	2,583	(13,036)
Net foreign exchange gains (losses)	3,752	98	(1,244)	(27)	2,579
EARNINGS (LOSS) BEFORE INCOME TAXES	269,358	11,329	(38,756)	(9,949)	231,982
Income tax benefit (expense)	(7,399)	(1,023)	724	—	(7,698)
Earnings from equity method investments	18,119	—	(406)	—	17,713
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	280,078	10,306	(38,438)	(9,949)	241,997
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	—	—	(3,943)	—	(3,943)
NET EARNINGS (LOSS)	280,078	10,306	(42,381)	(9,949)	238,054
Net loss (earnings) attributable to noncontrolling interest	(2,266)	(4,227)	9,206	—	2,713
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR	277,812	6,079	(33,175)	(9,949)	240,767
Dividend on preferred shares	—	—	—	(8,925)	(8,925)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$277,812	$6,079	$(33,175)	$(18,874)	$231,842

Underwriting ratios:
Loss ratio		34.2%	121.3%
Acquisition expense ratio		33.5%	22.0%
Operating expense ratio		8.4%	16.8%
Combined ratio		76.1%	160.1%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2020
	Non-Life Run-Off	Atrium	StarStone	Other	Total
Gross premiums written	$(1,828)	$106,468	$241,569	$2,944	$349,153

Net premiums written	$(1,027)	$89,590	$183,728	$2,944	$275,235

Net premiums earned	$26,547	$85,757	$180,450	$9,468	$302,222
Net incurred losses and LAE	(29,440)	(44,008)	(148,869)	(7,675)	(229,992)
Acquisition costs	(10,496)	(28,993)	(55,418)	(203)	(95,110)
Operating expenses	(96,772)	(5,749)	(45,945)	—	(148,466)
Underwriting income (loss)	(110,161)	7,007	(69,782)	1,590	(171,346)
Net investment income (loss)	156,507	2,604	15,327	(5,281)	169,157
Net realized and unrealized gains (losses)	351,812	1,859	(15,124)	—	338,547
Fees and commission income	8,951	8,587	—	—	17,538
Other income (expense)	20,064	33	117	(857)	19,357
Corporate expenses	(25,520)	(8,410)	(36,016)	(24,846)	(94,792)
Interest income (expense)	(32,080)	—	(1,101)	5,748	(27,433)
Net foreign exchange gains (losses)	10,048	(1,160)	(4,748)	2,641	6,781
EARNINGS (LOSS) BEFORE INCOME TAXES	379,621	10,520	(111,327)	(21,005)	257,809
Income tax expense	(9,005)	(783)	(1,592)	—	(11,380)
Earnings from equity method investments	3,660	—	—	—	3,660
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	374,276	9,737	(112,919)	(21,005)	250,089
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	—	—	(3,221)	—	(3,221)
NET EARNINGS (LOSS)	374,276	9,737	(116,140)	(21,005)	246,868
Net loss (earnings) attributable to noncontrolling interest	3,023	(4,028)	53,719	—	52,714
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR	377,299	5,709	(62,421)	(21,005)	299,582
Dividends on preferred shares	—	—	—	(17,850)	(17,850)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$377,299	$5,709	$(62,421)	$(38,855)	$281,732

Underwriting ratios:
Loss ratio		51.3%	82.5%
Acquisition expense ratio		33.8%	30.7%
Operating expense ratio		6.7%	25.5%
Combined ratio		91.8%	138.7%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2019
	Non-Life Run-Off	Atrium	StarStone	Other	Total
Gross premiums written	$(25,086)	$97,773	$252,766	$1,324	$326,777

Net premiums written	$(22,587)	$83,461	$215,063	$1,306	$277,243

Net premiums earned	$125,144	$76,952	$228,244	$12,569	$442,909
Net incurred losses and LAE	(104,934)	(30,262)	(258,236)	(9,421)	(402,853)
Life and annuity policy benefits	—	—	—	(2,290)	(2,290)
Acquisition costs	(44,667)	(26,557)	(57,281)	(377)	(128,882)
Operating expenses	(88,200)	(6,226)	(38,692)	—	(133,118)
Underwriting income (loss)	(112,657)	13,907	(125,965)	481	(224,234)
Net investment income (loss)	132,585	3,764	17,704	(4,131)	149,922
Net realized and unrealized gains	677,728	4,882	25,240	5,579	713,429
Fees and commission income (expense)	9,477	3,382	(365)	—	12,494
Other income	15,421	71	373	971	16,836
Corporate expenses	(35,304)	(7,290)	—	(23,227)	(65,821)
Interest income (expense)	(27,735)	—	(475)	4,138	(24,072)
Net foreign exchange gains (losses)	7,370	923	(1,835)	(26)	6,432
EARNINGS (LOSS) BEFORE INCOME TAXES	666,885	19,639	(85,323)	(16,215)	584,986
Income tax benefit (expense)	(10,119)	(1,708)	112	(85)	(11,800)
Earnings (loss) from equity method investments	26,703	—	(218)	—	26,485
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	683,469	17,931	(85,429)	(16,300)	599,671
NET EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX EXPENSE	—	—	4,125	—	4,125
NET EARNINGS (LOSS)	683,469	17,931	(81,304)	(16,300)	603,796
Net loss (earnings) attributable to noncontrolling interest	(4,912)	(7,355)	17,128	—	4,861
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR	678,557	10,576	(64,176)	(16,300)	608,657
Dividends on preferred shares	—	—	—	(18,064)	(18,064)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$678,557	$10,576	$(64,176)	$(34,364)	$590,593

Underwriting ratios:
Loss ratio		39.3%	113.1%
Acquisition expense ratio		34.5%	25.1%
Operating expense ratio		8.1%	17.0%
Combined ratio		81.9%	155.2%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Assets by Segment
Invested assets are managed on a subsidiary basis, and investment income and realized and unrealized gains (losses) on investments are recognized in each segment as earned. Our total assets by segment and for our other activities were as follows:

	June 30, 2020	December 31, 2019
Assets by Segment:
Non-life Run-off	$17,154,632	$15,775,407
Atrium	608,038	580,405
StarStone	4,108,324	3,985,138
Other	(577,079)	(514,851)
Total assets	$21,293,915	$19,826,099

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition as of June 30, 2020 and our results of operations for the three and six months ended June 30, 2020 and 2019 should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2019. Some of the information contained in this discussion and analysis or included elsewhere in this quarterly report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" included in this Quarterly Report on Form 10-Q and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

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
We manage our investment portfolio with the goal of achieving superior risk-adjusted returns, while growing profitability and generating long-term growth in shareholder value.
While our core focus remains acquiring and managing non-life run-off business, we own 59.0% interests in the Atrium and StarStone groups of companies, with the Trident V Funds ("Trident") owning 39.3% interests, and Dowling Capital Partners, L.P. ("Dowling") owning 1.7% interests. On June 10, 2020, we announced an agreement to sell StarStone US Holdings, Inc. and its subsidiaries ("StarStone U.S.") to a newly formed company, Core Specialty Insurance Holdings, Inc. ("Core Specialty"), in which we will retain a minority interest. In connection with the sale, a new management team and Board will be appointed for StarStone U.S. and the net loss reserves of StarStone U.S. will be reinsured to an Enstar Non-life Run-off entity upon completion of the sale. On June 10, 2020, we also announced that we are placing the StarStone non-U.S. international operations ("StarStone International") into an orderly run-off (the "StarStone International Run-Off"). For further information, refer to Note 4 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q and the "StarStone Segment" section below.
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
During the six months ended June 30, 2020, our book value per ordinary share on a fully diluted basis increased by 7.6% to $213.06 per ordinary share. The increase was primarily due to the net earnings for the six months ended June 30, 2020, which was primarily the result of net unrealized investment gains, partially offset by exit costs associated with the StarStone International Run-Off, as discussed more fully below. Also contributing to the increase was a reduction in the redemption value of RNCI.
The table below summarizes the calculation of our fully diluted book value per ordinary share:

	June 30, 2020	December 31, 2019	Change
	(expressed in thousands of U.S. dollars, except share and per share data)
Numerator:
Total Enstar Shareholder's Equity	$5,186,913	$4,842,183	$344,730
Less: Series D and E Preferred Shares	510,000	510,000	—
Total Enstar Ordinary Shareholders' Equity (A)	4,676,913	4,332,183	344,730
Proceeds from assumed conversion of warrants(1)	20,229	20,229	—
Numerator for fully diluted book value per ordinary share calculations (B)	$4,697,142	$4,352,412	$344,730

Denominator:
Ordinary shares outstanding (C) (2)	21,578,769	21,511,505	67,264
Effect of dilutive securities:
Share-based compensation plans (3)	291,121	302,565	(11,444)
Warrants(1)	175,901	175,901	—
Fully diluted ordinary shares outstanding (D)	22,045,791	21,989,971	55,820

Book value per ordinary share:
Basic book value per ordinary share = (A) / (C)	$216.74	$201.39	$15.35
Fully diluted book value per ordinary share = (B) / (D)	$213.06	$197.93	$15.13
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
(3) Share-based dilutive securities include restricted shares, restricted share units, and performance share units ("PSUs"). The amounts for PSUs and ordinary shares held in the EB trust in respect of the JSOP are adjusted at the end of each period end to reflect the latest estimated performance multipliers for the respective awards. The JSOP shares did not have a dilutive effect as at June 30, 2020.

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
Non-GAAP operating income (loss) attributable to Enstar ordinary shareholders is calculated by the addition or subtraction of certain items from within our consolidated statements of earnings to or from net earnings (loss) attributable to Enstar ordinary shareholders, the most directly comparable GAAP financial measure, as illustrated in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(expressed in thousands of U.S. dollars, except share and per share data)
Net earnings attributable to Enstar ordinary shareholders	$798,553	$231,842	$281,732	$590,593
Adjustments:
Net realized and unrealized (gains) on fixed maturity investments and funds held - directly managed (1)	(417,364)	(185,819)	(139,803)	(423,750)
Change in fair value of insurance contracts for which we have elected the fair value option	134,043	37,962	75,806	94,003
Net (earnings) loss from discontinued operations	1,152	3,943	3,221	(4,125)
Tax effects of adjustments (2)	39,264	18,676	13,299	38,799
Adjustments attributable to noncontrolling interest (3)	11,994	3,082	(4,417)	12,897
Non-GAAP operating income attributable to Enstar ordinary shareholders (4)	$567,642	$109,686	$229,838	$308,417

Diluted net earnings per ordinary share	$36.65	$10.70	$12.93	$27.26
Adjustments:
Net realized and unrealized (gains) on fixed maturity investments and funds held - directly managed (1)	(19.15)	(8.57)	(6.42)	(19.56)
Change in fair value of insurance contracts for which we have elected the fair value option	6.15	1.75	3.48	4.34
Net (earnings) loss from discontinued operations	0.05	0.18	0.15	(0.19)
Tax effects of adjustments (2)	1.80	0.86	0.61	1.79
Adjustments attributable to noncontrolling interest (3)	0.55	0.14	(0.20)	0.60
Diluted non-GAAP operating income per ordinary share (4)	$26.05	$5.06	$10.55	$14.24

Weighted average ordinary shares outstanding:
Basic	21,565,240	21,477,772	21,557,542	21,470,675
Diluted	21,789,242	21,675,451	21,788,331	21,661,769
(1) Represents the net realized and unrealized gains and losses related to fixed maturity securities included in net earnings (loss). Our fixed maturity securities are held directly on our balance sheet and also within the "Funds held - directly managed" balance. Refer to Note 5 - "Investments" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for further details on our net realized and unrealized gains and losses.
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
Non-GAAP operating income (loss) excludes: (i) net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed included in net earnings (loss); (ii) change in fair value of insurance contracts for which we have elected the fair value option; (iii) gain (loss) on sale of subsidiaries, if any; (iv) net earnings (loss) from discontinued operations, if any; (v) tax effect of these adjustments, where applicable; and (vi) attribution of share of adjustments to noncontrolling interest, where applicable. We eliminate the impact of net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed and change in fair value of insurance contracts for which we have elected the fair value option because these items are subject to significant fluctuations in fair value from period to period, driven primarily by market conditions and general economic conditions, and therefore their impact on our earnings is not reflective of the performance of our core operations. When applicable, we eliminate the impact of gain (loss) on sale of subsidiaries and net earnings (loss) on discontinued operations because these are not reflective of the performance of our core operations.

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

Current Outlook
Novel Coronavirus Pandemic (“COVID-19”)
Operational Impact. The evolving COVID-19 pandemic has caused significant disruption in global financial markets and economies. Although the operational impact to us has been minimal, with virtually all of our employees working remotely, the scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic are changing rapidly and are difficult to anticipate. As with others in our industry, we are subject to economic factors such as interest rates, foreign exchange rates, underwriting events, regulation, tax policy changes, political risks and other market risks that can impact our strategy and operations. For additional information on the risks posed by the COVID-19 pandemic, refer to "Risk Factors" included in this Quarterly Report on Form 10-Q.
Investments Impact. The value of our investment portfolio has been significantly impacted by the ongoing uncertainty and volatility in financial markets caused by the COVID-19 pandemic. For our fixed income portfolio, the COVID-19 pandemic has coincided with interest rates dropping to historically low levels which, in conjunction with credit spreads widening in the first quarter of 2020 and then tightening during the second quarter of 2020, has collectively resulted in significant unrealized gains in our fixed income portfolio for the period. As of June 30, 2020, our fixed income portfolio is well-positioned with an A+ average credit rating, but the COVID-19 pandemic has increased the risk of defaults across many industries and we continue to monitor credit risk during this time of volatility. We expect interest rates and credit spreads will remain volatile in the near-term.
Our other investments, including equities, hedge funds and other non-fixed income investments, carry higher expected returns, have a longer investment time horizon, and provide diversification from our fixed income portfolio. We therefore accept that their returns may be relatively volatile over the short term. Heightened volatility in equity markets has occurred during the COVID-19 pandemic, and equity prices have generally recovered from the sharp declines experienced in the first quarter of 2020, resulting in unrealized gains in our equity and other investments during the period. We anticipate continued volatility in the global investment markets as a result of the economic conditions caused by the COVID-19 pandemic.
Our results for the three and six months ended June 30, 2020 included the impact of unrealized investment gains of $909.4 million and $277.1 million, respectively, primarily due to the disruption in financial markets resulting from the COVID-19 pandemic.
Underwriting Impact. During the three and six months ended June 30, 2020, our Non-life Run-off segment had no underwriting losses related to the COVID-19 pandemic. However, our Atrium and StarStone segments have incurred COVID-19 related net underwriting losses as follows:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Total	Noncontrolling Interests' Share	Enstar's Share	Total	Noncontrolling Interests' Share	Enstar's Share
	(in millions of U.S. dollars)
Atrium	$4.3	$(1.7)	$2.5	$12.8	$(5.3)	$7.6
StarStone - International (1)	15.3	(5.6)	9.7	39.8	(12.4)	27.5
StarStone - U.S. (2)	—	—	—	7.5	(3.1)	4.4
Total	$19.6	$(7.3)	$12.2	$60.1	$(20.8)	$39.5
(1) Includes the impact of outwards reinstatement premiums of $2.0 million and a premium deficiency provision of $16.3 million for both the three and six months ended June 30, 2020.
(2) Included within net earnings (loss) from discontinued operations, net of income taxes.
COVID-19 net incurred losses and LAE for the Atrium segment primarily included losses in the accident and health and non-marine direct and facultative lines of business, whereas losses in the StarStone segment included losses primarily in the casualty, property and marine lines of business. For a breakdown of COVID-19 net underwriting losses by segment and line of business, refer to the "Atrium Segment" and "StarStone Segment" sections below. We expect gross premiums written in certain business lines, primarily commercial lines, may be impacted due to the severely reduced business activity following government restrictions that have temporarily prevented many businesses from operating in their usual manner, which may be partially offset by improving pricing conditions and new business opportunities.
The amounts of Non-life Run-off, Atrium and StarStone losses referenced herein represent our estimate of underwriting losses related to the COVID-19 pandemic incurred through June 30, 2020. Given the uncertainties associated with the COVID-19 pandemic and its impact, and the limited information upon which our current estimates have been made, our preliminary reserves and the estimated liability for losses and LAE arising from the COVID-19 pandemic may materially change.

Strategic Developments with StarStone
Recapitalization of StarStone U.S.
On June 10, 2020, we announced an agreement to sell StarStone U.S. to Core Specialty, a newly formed company in which we will retain a minority interest. In connection with the sale, a new management team and Board will be appointed for StarStone U.S. and the net loss reserves of StarStone U.S. will be reinsured to one of our Non-life Run-off subsidiaries.
StarStone U.S. is a specialty property and casualty insurance group principally focused on the excess and surplus lines ("E&S") market in the U.S., marketing these insurance products in all 50 states, primarily through a network of independent insurance brokers. StarStone U.S. is organized into four separately managed business units: excess casualty, management professional liability, healthcare liability and workers’ compensation. StarStone U.S. believes that significant growth opportunities exist in the E&S segment of the P&C market due to dislocation in the overall property and casualty market.
Run-off of StarStone International (non-U.S.)
On June 10, 2020, we also announced that we are placing StarStone International into an orderly run-off. The liabilities associated with the StarStone International Run-Off vary in duration, and the run-off is expected to occur over a number of years. Steps to reduce the size of StarStone International's operations have begun and will involve several phases to occur over time. As a result, we cannot anticipate with certainty the expected completion date of the StarStone International Run-Off.
We continue to evaluate additional strategic options for StarStone International's operations and business. Consequently, such options could have the effect of mitigating costs associated with placing the business into run-off. The remaining StarStone International operations will continue to serve the needs of policyholders and ensure that the companies continue to meet all regulatory requirements.
For additional information about these strategic developments, refer to Note 4 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q and the "StarStone Segment" section below.
Non-life Run-off Business Opportunities
During 2020, our acquisition activity in the Non-life Run-off segment proceeded in the ordinary course, and we completed transactions with Hannover Re, Munich Re, AXA Group, Aspen and Lyft. Collectively, these transactions represent approximately $1.7 billion of assets and liabilities. Refer to Note 3 - "Significant New Business" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for further details on these transactions.

Consolidated Results of Operations - For the Three and Six Months Ended June 30, 2020 and 2019
The following table sets forth our unaudited condensed consolidated statements of earnings for each of the periods indicated. For a discussion of the critical accounting policies that affect the results of operations, see "Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2019, and within this Quarterly Report on Form 10-Q.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$142,871	$190,962	$(48,091)	$302,222	$442,909	$(140,687)
Fees and commission income	10,010	6,017	3,993	17,538	12,494	5,044
Net investment income	94,443	74,271	20,172	169,157	149,922	19,235
Net realized and unrealized gains (1)	967,608	260,669	706,939	338,547	713,429	(374,882)
Other income (expense)	(1,087)	11,025	(12,112)	19,357	16,836	2,521
	1,213,845	542,944	670,901	846,821	1,335,590	(488,769)
EXPENSES
Net incurred losses and LAE	186,692	146,554	40,138	229,992	402,853	(172,861)
Life and annuity policy benefits	—	2,194	(2,194)	—	2,290	(2,290)
Acquisition costs	49,067	51,081	(2,014)	95,110	128,882	(33,772)
General and administrative expenses	144,830	100,676	44,154	243,258	198,939	44,319
Interest expense	14,018	13,036	982	27,433	24,072	3,361
Net foreign exchange (gains) losses	5,158	(2,579)	7,737	(6,781)	(6,432)	(349)
	399,765	310,962	88,803	589,012	750,604	(161,592)
EARNINGS BEFORE INCOME TAXES	814,080	231,982	582,098	257,809	584,986	(327,177)
Income tax expense	(16,652)	(7,698)	(8,954)	(11,380)	(11,800)	420
Earnings (loss) from equity method investments	(8,790)	17,713	(26,503)	3,660	26,485	(22,825)
NET EARNINGS FROM CONTINUING OPERATIONS	788,638	241,997	546,641	250,089	599,671	(349,582)
NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(1,152)	(3,943)	2,791	(3,221)	4,125	(7,346)
NET EARNINGS	787,486	238,054	549,432	246,868	603,796	(356,928)
Net loss attributable to noncontrolling interest	19,992	2,713	17,279	52,714	4,861	47,853
NET EARNINGS ATTRIBUTABLE TO ENSTAR	807,478	240,767	566,711	299,582	608,657	(309,075)
Dividends on preferred shares	(8,925)	(8,925)	—	(17,850)	(18,064)	214
NET EARNINGS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$798,553	$231,842	$566,711	$281,732	$590,593	$(308,861)
(1) We have historically utilized trading accounting, where unrealized amounts are reflected in earnings. However, from October 1, 2019 we have been electing to use AFS accounting and, where permissible, as trading fixed maturity securities mature, we are reinvesting the proceeds into AFS securities for the Non-life Run-off and StarStone segments. For a breakdown between realized and unrealized gains and losses, refer to Note 5 - "Investments" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

Highlights

Consolidated Results of Operations for the Three Months Ended June 30, 2020:
•Consolidated net earnings attributable to Enstar ordinary shareholders of $798.6 million and basic and diluted net earnings per ordinary share of $37.03 and $36.65, respectively.
•Non-GAAP operating income attributable to Enstar ordinary shareholders of $567.6 million and diluted non-GAAP operating income per ordinary share of $26.05. For a reconciliation of non-GAAP operating income attributable to Enstar ordinary shareholders to net earnings attributable to Enstar ordinary shareholders calculated in accordance with GAAP, and diluted non-GAAP operating income per ordinary share to diluted net earnings per ordinary share calculated in accordance with GAAP, see "Non-GAAP Financial Measure" above.

•Net earnings from our Non-life Run-off segment of $826.3 million, which included the impact of net realized and unrealized gains of $926.5 million comprising $57.0 million of net realized gains and $869.4 million of net unrealized gains driven by increases in the valuation of our other investments, fixed maturity and equity securities, primarily due to narrowing credit spreads and favorable movements in equity markets.
•The current period unrealized investment gains were partially offset by net unfavorable development on losses and LAE of $91.5 million, including $134.0 million relating to fair value accounting on certain liabilities for which we had elected the fair value option primarily due to narrowing credit spreads on corporate bond yields in the period.
•Combined ratio of 76.2% for our Atrium segment, with net premiums earned of $43.4 million. Excluding the estimated underwriting losses related to the COVID-19 pandemic, the combined ratio for the Atrium segment was 66.4% for the three months ended June 30, 2020.
•Combined ratio of 158.9% for our StarStone segment, with net premiums earned of $82.8 million. Excluding the impact of the exit costs associated with the StarStone International Run-Off, the combined ratio for the StarStone segment was 118.9% and included net underwriting losses related to the COVID-19 pandemic of $15.3 million for the three months ended June 30, 2020.

Consolidated Results of Operations for the Six Months Ended June 30, 2020:
•Consolidated net earnings attributable to Enstar ordinary shareholders of $281.7 million and basic and diluted net earnings per ordinary share of $13.07 and $12.93, respectively.
•Non-GAAP operating income attributable to Enstar ordinary shareholders of $229.8 million and diluted non-GAAP operating income per ordinary share of $10.55. For a reconciliation of non-GAAP operating income attributable to Enstar ordinary shareholders to net earnings attributable to Enstar ordinary shareholders calculated in accordance with GAAP, and diluted non-GAAP operating income per ordinary share to diluted net earnings per ordinary share calculated in accordance with GAAP, see "Non-GAAP Financial Measure" above.
•Net earnings from Non-life Run-off segment of $377.3 million, including net realized and unrealized gains of $351.8 million comprised of $59.1 million of net realized gains and $292.7 million of net unrealized gains driven by increases in the valuation of our other investments and fixed maturity securities, partially offset by decreases in the valuation of our equity securities, primarily due to declining interest rates, narrowing credit spreads and unfavorable movements in equity markets, respectively.
•Combined ratio of 91.8% for our Atrium segment, with net premiums earned of $85.8 million. Excluding the estimated underwriting losses related to the COVID-19 pandemic, the combined ratio for the Atrium segment was 76.9% for the six months ended June 30, 2020.
•Combined ratio of 138.7% for our StarStone segment, with net premiums earned of $180.5 million. Excluding the impact of the exit costs associated with the StarStone International Run-Off, the combined ratio for the StarStone segment was 120.3% and included net underwriting losses related to the COVID-19 pandemic of $39.8 million.

Consolidated Financial Condition as of June 30, 2020:
•Total investments, cash and funds held of $15.6 billion.
•Total reinsurance balances recoverable on paid and unpaid losses of $2.1 billion.
•Total assets of $21.3 billion.
•Total gross and net reserves for losses and LAE of $10.6 billion and $8.5 billion, respectively. During the six months ended June 30, 2020, our Non-life Run-off segment assumed net reserves of $1.4 billion.
•Total capital under management of $7.1 billion, including common equity of $4.7 billion, preferred equity of $510.0 million, noncontrolling interests of $380.1 million and debt of $1.5 billion.
•Fully diluted book value per ordinary share of $213.06, an increase of 7.6% since December 31, 2019, which was driven primarily by the impact of the changes in the fair value of our investment portfolio attributable to the recent disruption and recovery in global financial markets associated with the COVID-19 pandemic and the reduction in the redemption value of RNCI, partially offset by exit costs associated with the StarStone International Run-Off, as discussed further below.

Consolidated Overview - For the Three Months Ended June 30, 2020 and 2019
In addition to the exit costs associated with the StarStone International Run-Off and the impact of the COVID-19 pandemic in 2020, the comparability of our results across different periods was impacted by the acquisitions and reinsurance transactions we completed during the six months ended June 30, 2020 with AXA Group, Aspen and Lyft and in 2019 with Morse TEC, Zurich, Maiden Re, Amerisure and AmTrust. Refer to Note 3 - "Significant New Business" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for further details on the 2020 transactions and "Item 1. Business - Recent Acquisitions and Significant New Business" in our Annual Report on Form 10-K for the year ended December 31, 2019 for further details on the 2019 transactions.
We reported consolidated earnings attributable to Enstar ordinary shareholders of $798.6 million for the three months ended June 30, 2020, an increase of $566.7 million from net earnings of $231.8 million for the three months ended June 30, 2019. The most significant drivers of our consolidated financial performance during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 included:
•Non-life Run-off - Net earnings attributable to the Non-life Run-off segment were $826.3 million for the three months ended June 30, 2020 compared to $277.8 million for the three months ended June 30, 2019. The increase in net earnings of $548.5 million was primarily due to net realized and unrealized gains of $926.5 million on our investment portfolio in the current period compared to net gains of $241.5 million in the comparative period. Current period net realized and unrealized gains were driven by increases in the valuation of our other investments, fixed maturity and equity securities, primarily due to narrowing credit spreads and favorable movements in equity markets. The current period unrealized investment gains were partially offset by $134.0 million included in net incurred losses and LAE relating to fair value accounting on certain liabilities for which we had elected the fair value option primarily due to narrowing credit spreads on corporate bond yields in the period.
•Atrium - Net earnings attributable to the Atrium segment were $11.3 million for the three months ended June 30, 2020 compared to $6.1 million for the three months ended June 30, 2019. The increase in net earnings was primarily due to higher net realized and unrealized gains on our investment portfolio, driven by narrowing credit spreads and higher fees and commission income in the current period.
•StarStone - Net losses attributable to the StarStone segment were $25.9 million for the three months ended June 30, 2020 compared to $33.2 million for the three months ended June 30, 2019. The decrease in net losses was primarily due to net realized and unrealized gains on our investment portfolio, driven by narrowing credit spreads in the current period. These investment gains were offset by exit costs associated with the StarStone International Run-Off.
•Net Realized and Unrealized Gains - Consolidated net realized and unrealized gains were $967.6 million for the three months ended June 30, 2020 compared to $260.7 million for the three months ended June 30, 2019. The net realized and unrealized gains in the current period were primarily attributable to increases in the valuation of our other investments, fixed maturity and equity securities, primarily due to narrowing credit spreads and favorable movements in equity markets.
•Non-GAAP Operating Income - Our non-GAAP operating income attributable to Enstar ordinary shareholders, which excludes the impact of net realized and unrealized gains and losses on fixed maturity investments and other items, was $567.6 million for the three months ended June 30, 2020, an increase of $458.0 million from non-GAAP operating income attributable to Enstar ordinary shareholders of $109.7 million for the three months ended June 30, 2019. The increase was primarily attributable to net realized and unrealized gains on our other investments and equities of $511.0 million and $39.2 million, respectively, during the three months ended June 30, 2020. For a reconciliation of non-GAAP operating income attributable to Enstar ordinary shareholders to net earnings attributable to Enstar ordinary shareholders calculated in accordance with GAAP, see "Non-GAAP Financial Measure" above.

Consolidated Overview - For the Six Months Ended June 30, 2020 and 2019
We reported consolidated net earnings attributable to Enstar ordinary shareholders of $281.7 million for the six months ended June 30, 2020, a decrease of $308.9 million from net earnings of $590.6 million for the six months ended June 30, 2019. The most significant drivers of our consolidated financial performance during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 included:
•Non-life Run-off - Net earnings attributable to the Non-life Run-off segment were $377.3 million and $678.6 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in net earnings of $301.3 million was primarily due to lower net realized and unrealized gains on our investment portfolio in the current period.

Current period net realized and unrealized gains were driven by increases in the valuation of our other investments and fixed maturity securities primarily due to favorable movements in equity markets and declining interest rates.
•Atrium - Net earnings for the six months ended June 30, 2020 and 2019 were $5.7 million and $10.6 million, respectively. The decrease was primarily due to a higher loss ratio and a lower investment return, both of which were largely driven by the COVID-19 pandemic, partially offset by higher fees and commission income in the current period.
•StarStone - Net losses were $62.4 million and $64.2 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in net losses was primarily driven by a lower combined ratio, partially offset by exit costs associated with the StarStone International Run-Off and net realized and unrealized losses in the period, driven by the impact of the COVID-19 pandemic on global financial markets.
•Net Realized and Unrealized Gains - Net realized and unrealized gains were $338.5 million for the six months ended June 30, 2020 compared to $713.4 million for the six months ended June 30, 2019. The net realized and unrealized gains in the current period were driven by increases in the valuation of our other investments and fixed maturity securities, primarily due to declining interest rates and favorable movements in equity markets. The unrealized gains for the six months ended June 30, 2019 were primarily attributable to increases in the valuation of our fixed maturity and other investments, largely driven by tightening credit spreads and favorable movement in international equity markets.
•Non-GAAP operating income - Our Non-GAAP operating income, which excludes the impact of net realized and unrealized gains and losses on fixed maturity securities and other items, was $229.8 million for the six months ended June 30, 2020, a decrease of $78.6 million from non-GAAP operating income of $308.4 million for the six months ended June 30, 2019. The decrease was primarily attributable to losses on our equity securities of $51.7 million during the six months ended June 30, 2020. For a reconciliation of non-GAAP operating income attributable to Enstar ordinary shareholders to net earnings attributable to Enstar ordinary shareholders calculated in accordance with GAAP, see "Non-GAAP Financial Measure" above.

Results of Operations by Segment - For the Three and Six Months Ended June 30, 2020 and 2019
We have three reportable segments of business that are each managed, operated and reported upon separately: (i) Non-life Run-off; (ii) Atrium; and (iii) StarStone. Our other activities, which do not qualify as a reportable segment, include our corporate expenses, debt servicing costs, holding company income and expenses, foreign exchange and other miscellaneous items. These segments are described in Note 1 - "Description of Business" to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019.
The below table provides a split by operating segment and our other activities of the net earnings (loss) attributable to Enstar ordinary shareholders:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands of U.S. dollars)
Segment split of net earnings attributable to Enstar ordinary shareholders:
Non-life Run-off	$826,325	$277,812	$548,513	$377,299	$678,557	$(301,258)
Atrium	11,271	6,079	5,192	5,709	10,576	(4,867)
StarStone	(25,909)	(33,175)	7,266	(62,421)	(64,176)	1,755
Other	(13,134)	(18,874)	5,740	(38,855)	(34,364)	(4,491)
Net earnings attributable to Enstar ordinary shareholders	$798,553	$231,842	$566,711	$281,732	$590,593	$(308,861)

The following is a discussion of our results of operations by segment.

Non-life Run-off Segment
The following is a discussion and analysis of the results of operations for our Non-life Run-off segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands of U.S. dollars)
Gross premiums written	$(2,155)	$(4,209)	$2,054	$(1,828)	$(25,086)	$23,258

Net premiums written	$(3,203)	$(3,409)	$206	$(1,027)	$(22,587)	$21,560

Net premiums earned	$10,517	$48,470	$(37,953)	$26,547	$125,144	$(98,597)
Net incurred losses and LAE (1)	(91,474)	(9,752)	(81,722)	(29,440)	(104,934)	75,494
Acquisition costs	(3,589)	(16,512)	12,923	(10,496)	(44,667)	34,171
Operating expenses	(48,562)	(44,208)	(4,354)	(96,772)	(88,200)	(8,572)
Underwriting income (loss) (1)	(133,108)	(22,002)	(111,106)	(110,161)	(112,657)	2,496
Net investment income	89,056	65,857	23,199	156,507	132,585	23,922
Net realized and unrealized gains (losses) (2)	926,494	241,542	684,952	351,812	677,728	(325,916)
Fees and commission income	3,966	4,645	(679)	8,951	9,477	(526)
Other income (expense)	(2,231)	9,917	(12,148)	20,064	15,421	4,643
Corporate expenses	(17,400)	(18,734)	1,334	(25,520)	(35,304)	9,784
Interest expense	(16,181)	(15,619)	(562)	(32,080)	(27,735)	(4,345)
Net foreign exchange gains (losses)	(4,605)	3,752	(8,357)	10,048	7,370	2,678
EARNINGS BEFORE INCOME TAXES	845,991	269,358	576,633	379,621	666,885	(287,264)
Income tax expense	(11,812)	(7,399)	(4,413)	(9,005)	(10,119)	1,114
Earnings from equity method investments	(8,790)	18,119	(26,909)	3,660	26,703	(23,043)
NET EARNINGS	825,389	280,078	545,311	374,276	683,469	(309,193)
Net loss (earnings) attributable to noncontrolling interest	936	(2,266)	3,202	3,023	(4,912)	7,935
NET EARNINGS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$826,325	$277,812	$548,513	$377,299	$678,557	$(301,258)
(1) Comparability between periods is impacted by the current period net incurred losses and LAE as acquired unearned premium is earned, and by changes in fair value due to the election of the fair value option on certain business. Refer to Net Incurred Losses and LAE table for further details.
(2) We have historically utilized trading accounting, where unrealized amounts are reflected in earnings. However, from October 1, 2019, we have elected to use AFS accounting and, where permissible, as trading fixed income securities mature, we are reinvesting the proceeds into AFS securities for the Non-life Run-off segment.

Overall Results
Three Months Ended June 30: Net earnings were $826.3 million for the three months ended June 30, 2020 compared to $277.8 million for the three months ended June 30, 2019, an increase of $548.5 million. This increase was primarily due to net realized and unrealized gains of $926.5 million on our investment portfolio in the current period compared to $241.5 million in the comparative period, a change of $685.0 million. Current period net realized and unrealized gains were driven by increases in the valuation of our other investments, fixed maturity and equity securities, primarily due to narrowing credit spreads and favorable movements in equity markets.
Our underwriting result included a favorable reduction in estimates of prior period net ultimate losses of $56.6 million in the current period, compared to $63.1 million in the comparative period. Our underwriting result also includes the amortization of deferred charge assets, amortization of fair value adjustments and the change in fair value for those liabilities where we elected the fair value option, representing an aggregate expense of $152.4 million in the current period compared to $49.6 million in the comparative period.

Six Months Ended June 30: Net earnings were $377.3 million and $678.6 million for the six months ended June 30, 2020 and 2019, respectively, a decrease of $301.3 million. The decrease was primarily attributable to a decrease of $325.9 million in net realized and unrealized gains on investments. Current period net realized and unrealized gains were driven by increases in the valuation of our other investments and fixed maturity securities, partially offset by decreases in the valuation of our equity securities, primarily due to declining interest rates, narrowing credit spreads and unfavorable movements in equity markets, respectively.

Our underwriting result included a favorable reduction in estimates of prior period net ultimate losses of $84.4 million in the current period, compared to $73.4 million in the comparative period. Our underwriting result also includes the amortization of deferred charge assets, amortization of fair value adjustments and the change in fair value for those liabilities where we elected the fair value option, representing an aggregate expense of $117.8 million in the current period compared to $121.5 million in the comparative period.
An analysis of the components of the segment's net earnings is shown below. Investment results are separately discussed below in "Investments Results - Consolidated."

Net Premiums Earned:
The following table shows the gross and net premiums written and earned for the Non-life Run-off segment:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands of U.S. dollars)
Gross premiums written	$(2,155)	$(4,209)	$2,054	$(1,828)	$(25,086)	$23,258
Ceded reinsurance premiums written	(1,048)	800	(1,848)	801	2,499	(1,698)
Net premiums written	$(3,203)	$(3,409)	$206	$(1,027)	$(22,587)	$21,560

Gross premiums earned	$14,395	$55,551	$(41,156)	$32,473	$139,517	$(107,044)
Ceded reinsurance premiums earned	(3,878)	(7,081)	3,203	(5,926)	(14,373)	8,447
Net premiums earned	$10,517	$48,470	$(37,953)	$26,547	$125,144	$(98,597)

As business in this segment is in run-off, our general expectation is for premiums associated with legacy business to decline in future periods. However, the actual amount in any particular period will be impacted by new transactions during the period and the run-off of premiums from transactions completed in recent years. Premiums earned in this segment are generally offset by net incurred losses and LAE related to the premiums. Premiums earned may be higher than premiums written as we may assume unearned premium without writing the premium ourselves.
Three and Six Months Ended June 30: Net premiums written in the three and six months ended June 30, 2020 of $(3.2) million and $(1.0) million, respectively, were primarily related to reductions in net written premium on legacy business for which corresponding unearned premium was also released. Net premiums earned in the three and six months ended June 30, 2020 of $10.5 million and $26.5 million, respectively, were primarily related to the run-off business assumed as a result of the AmTrust RITC transactions. Premiums written and earned in the three and six months ended June 30, 2019 were primarily related to the run-off business assumed as a result of the AmTrust RITC transactions and the acquisition of Maiden Reinsurance North America, Inc. ("Maiden Re North America").

Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Non-life Run-off segment:

	Three Months Ended June 30,
	2020			2019
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$283,604	$(202)	$283,402	$308,226	$20,877	$329,103
Net change in case and LAE reserves (1)	(75,276)	(830)	(76,106)	(121,377)	1,543	(119,834)
Net change in IBNR reserves (2)	(264,900)	9,118	(255,782)	(249,923)	11,691	(238,232)
Increase (reduction) in estimates of net ultimate losses	(56,572)	8,086	(48,486)	(63,074)	34,111	(28,963)
Increase (reduction) in provisions for unallocated LAE	(12,425)	—	(12,425)	(11,160)	264	(10,896)
Amortization of deferred charge assets	11,062	—	11,062	3,934	—	3,934
Amortization of fair value adjustments	7,280	—	7,280	7,715	—	7,715
Changes in fair value - fair value option	134,043	—	134,043	37,962	—	37,962
Net incurred losses and LAE	$83,388	$8,086	$91,474	$(24,623)	$34,375	$9,752
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

Three Months Ended June 30: The increase in net incurred losses and LAE for the three months ended June 30, 2020 of $91.5 million included net incurred losses and LAE of $8.1 million related to current period net earned premium, primarily in respect of the run-off business acquired with the AmTrust RITC transactions. Excluding current period net incurred losses and LAE of $8.1 million, the increase in net incurred losses and LAE relating to prior periods was $83.4 million, which was attributable to an increase in the fair value of liabilities of $134.0 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option primarily due to narrowing credit spreads on corporate bond yields in the period, amortization of the deferred charge assets of $11.1 million and amortization of fair value adjustments over the estimated payout period relating to companies acquired of $7.3 million, partially offset by a reduction in estimates of net ultimate losses of $56.6 million and a reduction in provisions for unallocated LAE of $12.4 million relating to 2020 run-off activity. The reduction in estimates of net ultimate losses relating to prior periods of $56.6 million for the three months ended June 30, 2020 included a net reduction in case and IBNR reserves of $340.2 million, partially offset by net losses paid of $283.6 million.
Net incurred losses and LAE for the three months ended June 30, 2019 of $9.8 million included net incurred losses and LAE of $34.4 million related to current period net earned premium, primarily for the run-off business acquired with the AmTrust RITC transactions and the acquisition of Maiden Re North America. Excluding current period net incurred losses and LAE of $34.4 million, the reduction in net incurred losses and LAE relating to prior periods was $24.6 million, which was attributable to a reduction in estimates of net ultimate losses of $63.1 million and a reduction in provisions for unallocated LAE of $11.2 million relating to 2019 run-off activity, partially offset by an increase in the fair value of liabilities of $38.0 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, amortization of fair value adjustments over the estimated payout period relating to companies acquired of $7.7 million and amortization of the deferred charge assets of $3.9 million. The reduction in estimates of net ultimate losses relating to prior periods of $63.1 million for the three months ended June 30, 2019 included a net reduction in case and IBNR reserves of $371.3 million, partially offset by net losses paid of $308.2 million.

The following table shows the components of net incurred losses and LAE for the Non-life Run-off segment for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020			2019
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$541,330	$1,038	$542,368	$639,281	$38,891	$678,172
Net change in case and LAE reserves (1)	(251,528)	842	(250,686)	(218,950)	21,415	(197,535)
Net change in IBNR reserves (2)	(374,234)	14,055	(360,179)	(493,738)	22,611	(471,127)
Increase (reduction) in estimates of net ultimate losses	(84,432)	15,935	(68,497)	(73,407)	82,917	9,510
Increase (reduction) in provisions for unallocated LAE	(19,904)	—	(19,904)	(26,600)	529	(26,071)
Amortization of deferred charge assets	25,692	—	25,692	10,997	—	10,997
Amortization of fair value adjustments	16,343	—	16,343	16,495	—	16,495
Changes in fair value - fair value option	75,806	—	75,806	94,003	—	94,003
Net incurred losses and LAE	$13,505	$15,935	$29,440	$21,488	$83,446	$104,934
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
Six Months Ended June 30: The increase in net incurred losses and LAE for the six months ended June 30, 2020 of $29.4 million included net incurred losses and LAE of $15.9 million related to current period net earned premium, primarily for the run-off business acquired with the AmTrust RITC transactions. Excluding current period net incurred losses and LAE of $15.9 million, the increase in net incurred losses and LAE liabilities relating to prior periods was $13.5 million, which was attributable to an increase in the fair value of liabilities of $75.8 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option primarily due to declining interest rates on corporate bond yields in the period, amortization of the deferred charge assets of $25.7 million and amortization of fair value adjustments over the estimated payout period relating to companies acquired of $16.3 million, partially offset by a reduction in estimates of net ultimate losses of $84.4 million and a reduction in provisions for unallocated LAE of $19.9 million relating to 2020 run-off activity. The reduction in estimates of net ultimate losses relating to prior periods of $84.4 million for the six months ended June 30, 2020 included a net change in case and IBNR reserves of $625.8 million, partially offset by net losses paid of $541.3 million.
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

Acquisition Costs:
Three and Six Months Ended June 30: Acquisition costs were $3.6 million and $16.5 million for the three months ended June 30, 2020 and 2019, respectively, and $10.5 million and $44.7 million for the six months ended June 30, 2020 and 2019, respectively. The reduction in acquisition costs compared to the prior period was due to a lower level of net premiums earned and lower associated acquisition costs in respect of the run-off business assumed through the AmTrust RITC transactions and the acquisition of Maiden Re North America.

Fees and Commission Income:
Three and Six Months Ended June 30: Our management companies in the Non-life Run-off segment earned fees and commission income of $4.0 million and $4.6 million for the three months ended June 30, 2020 and 2019, respectively, and $9.0 million and $9.5 million for the six months ended June 30, 2020 and 2019, respectively.

Other Income (Expense):
Three Months Ended June 30: For the three months ended June 30, 2020, we recorded other expense of $2.2 million compared to other income of $9.9 million for the three months ended June 30, 2019, a change of $12.1 million, primarily driven by a smaller reduction in defendant asbestos and environmental net liabilities in the current period.
Six Months Ended June 30: Other income was $20.1 million for the six months ended June 30, 2020 compared to $15.4 million for the six months ended June 30, 2019, an increase of $4.6 million, primarily as a result of reductions in defendant asbestos and environmental net liabilities in the current period.

General and Administrative Expenses:
General and administrative expenses consist of operating expenses and corporate expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands of U.S. dollars)
Operating expenses	$48,562	$44,208	$4,354	$96,772	$88,200	$8,572
Corporate expenses	17,400	18,734	(1,334)	25,520	35,304	(9,784)
General and administrative expenses	$65,962	$62,942	$3,020	$122,292	$123,504	$(1,212)

Three and Six Months Ended June 30: General and administrative expenses were $66.0 million and $62.9 million for the three months ended June 30, 2020 and 2019, respectively, an increase of $3.0 million. This increase was primarily attributable to higher performance-based salary and benefit accruals as a result of higher earnings in the current period.
For the six months ended June 30, 2020 and 2019, general and administrative expenses were $122.3 million and $123.5 million, respectively, a decrease of $1.2 million. This decrease was primarily attributable to lower performance-based salary and benefit accruals as a result of lower earnings in the current period.

Interest Expense:
Three and Six Months Ended June 30: Interest expense was $16.2 million and $15.6 million for the three months ended June 30, 2020 and 2019, and $32.1 million and $27.7 million for the six months ended June 30, 2020 and 2019, respectively, an increase of $4.3 million in the current six-month period. The increase reflects higher debt balances in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 as facilities were utilized during the three months ended March 31, 2020 to (i) provide $150.0 million of funding for significant new business and (ii) provide $200.0 million of additional liquidity to the Company to maximize financial flexibility following the recent disruption in global financial markets associated with the COVID-19 pandemic.

Net Foreign Exchange Gains (Losses):
Three and Six Months Ended June 30: Net foreign exchange losses were $4.6 million compared to net foreign exchange gains of $3.8 million for the three months ended June 30, 2020 and 2019, respectively. Net foreign exchange gains were $10.0 million and $7.4 million for the six months ended June 30, 2020 and 2019, respectively. The net foreign exchange losses for the three months ended June 30, 2020 and the net foreign exchange gains for the six months ended June 30, 2020 were primarily due to increased volatility in foreign exchange markets associated the COVID-19 pandemic and the resulting impact on non-U.S. dollar denominated investments and technical balances.

Income Taxes:
Three Months Ended June 30: For the three months ended June 30, 2020 income tax expense was $11.8 million compared to $7.4 million for the three months ended June 30, 2019, an increase of $4.4 million, which was primarily due to higher earnings before income taxes in the current period.
Six Months Ended June 30: For the six months ended June 30, 2020 and 2019, income tax expenses were $9.0 million and $10.1 million, respectively, a decrease of $1.1 million, which was primarily due to lower earnings before income taxes in the current period.

Earnings (Losses) from Equity Method Investments:
Three Months Ended June 30: For the three months ended June 30, 2020 and 2019, earnings (losses) from equity method investments were $(8.8) million and $18.1 million, respectively, a decrease of $26.9 million. The decrease was primarily due to the loss recognized on our equity method investment in Enhanzed Re in the current period, which is reported quarterly in arrears.
Six Months Ended June 30: For the six months ended June 30, 2020 and 2019, earnings from equity method investments were $3.7 million and $26.7 million, respectively, a decrease of $23.0 million. The decrease was primarily due to the loss recognized on our equity method investment in Monument and a reduction in gains recognized on our equity method investment in Enhanzed Re in the current period.

Noncontrolling Interest:
Three and Six Months Ended June 30: The net (earnings) loss attributable to the noncontrolling interest of our Non-life Run-off segment were $0.9 million and $(2.3) million for the three months ended June 30, 2020 and 2019, respectively, and $3.0 million and $(4.9) million for the six months ended June 30, 2020 and 2019, respectively. The changes of $3.2 million for the three months ended June 30, 2020 and $7.9 million for the six months ended June 30, 2020 were due to losses made in the current periods for those companies where there is a noncontrolling interest, compared to earnings generated by those companies in the prior periods.

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
The following is a discussion and analysis of the results of operations for our Atrium segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands of U.S. dollars)
Gross premiums written	$48,631	$43,788	$4,843	$106,468	$97,773	$8,695

Net premiums written	$40,892	$36,962	$3,930	$89,590	$83,461	$6,129

Net premiums earned	$43,387	$38,199	$5,188	$85,757	$76,952	$8,805
Net incurred losses and LAE	(15,592)	(13,048)	(2,544)	(44,008)	(30,262)	(13,746)
Acquisition costs	(14,609)	(12,815)	(1,794)	(28,993)	(26,557)	(2,436)
Operating expenses	(2,872)	(3,193)	321	(5,749)	(6,226)	477
Underwriting income	10,314	9,143	1,171	7,007	13,907	(6,900)
Net investment income	1,079	2,053	(974)	2,604	3,764	(1,160)
Net realized and unrealized gains (1)	7,567	1,969	5,598	1,859	4,882	(3,023)
Fees and commission income	6,044	1,533	4,511	8,587	3,382	5,205
Other income (expense)	(2)	35	(37)	33	71	(38)
Corporate expenses	(5,272)	(3,502)	(1,770)	(8,410)	(7,290)	(1,120)
Net foreign exchange gains (losses)	973	98	875	(1,160)	923	(2,083)
EARNINGS BEFORE INCOME TAXES	20,703	11,329	9,374	10,520	19,639	(9,119)
Income tax expense	(1,536)	(1,023)	(513)	(783)	(1,708)	925
NET EARNINGS	19,167	10,306	8,861	9,737	17,931	(8,194)
Net earnings attributable to noncontrolling interest	(7,896)	(4,227)	(3,669)	(4,028)	(7,355)	3,327
NET EARNINGS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$11,271	$6,079	$5,192	$5,709	$10,576	$(4,867)

Underwriting ratios(2):
Loss ratio	35.9%	34.2%	1.7%	51.3%	39.3%	12.0%
Acquisition cost ratio	33.7%	33.5%	0.2%	33.8%	34.5%	(0.7)%
Operating expense ratio	6.6%	8.4%	(1.8)%	6.7%	8.1%	(1.4)%
Combined ratio	76.2%	76.1%	0.1%	91.8%	81.9%	9.9%
(1) For the Atrium segment, we utilize trading accounting, where unrealized amounts are reflected in earnings.
(2) Refer to "Underwriting Ratios" for a description of how these ratios are calculated.

Overall Results
Three Months Ended June 30: Net earnings were $11.3 million for the three months ended June 30, 2020 compared to net earnings of $6.1 million for the three months ended June 30, 2019, an increase of $5.2 million. The increase in net earnings was primarily due to higher net realized and unrealized gains, driven by narrowing credit spreads, and fees and commission income in the current period. The combined ratio for the three months ended June 30, 2020 was 76.2%, compared to 76.1% for the prior period. Excluding the impact of losses related to the COVID-19 pandemic, the combined ratio for the three months ended June 30, 2020 was 66.4%.

Six Months Ended June 30: Net earnings were $5.7 million for the six months ended June 30, 2020 compared to $10.6 million for the six months ended June 30, 2019, a decrease of $4.9 million. The decrease in net earnings was primarily due to a higher loss ratio and a lower investment return, both of which were largely driven by the COVID-19 pandemic, partially offset by higher fees and commission income in the current period. The combined ratio for the six months ended June 30, 2020 was 91.8% compared to 81.9% for the prior period. Excluding the impact of the COVID-19 pandemic, the combined ratio for the six months ended June 30, 2020 was 76.9%.

An analysis of the components of the segment's net earnings before the attribution of net earnings to noncontrolling interest is shown below. Investment results are separately discussed below in "Investments Results - Consolidated."

Gross Premiums Written:
The following table provides gross premiums written by line of business for the Atrium segment:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands of U.S. dollars)
Marine, Aviation and Transit	$13,494	$10,656	$2,838	$29,388	$23,670	$5,718
Binding Authorities	22,113	17,073	5,040	42,401	35,648	6,753
Reinsurance	3,487	3,429	58	11,041	11,904	(863)
Accident and Health	1,454	4,537	(3,083)	9,638	13,749	(4,111)
Non-Marine Direct and Facultative	8,083	8,093	(10)	14,000	12,802	1,198
Total	$48,631	$43,788	$4,843	$106,468	$97,773	$8,695

Three and Six Months Ended June 30: Gross premiums written for the Atrium segment were $48.6 million and $43.8 million for the three months ended June 30, 2020 and 2019, respectively. Gross premiums written for the Atrium segment were $106.5 million and $97.8 million for the six months ended June 30, 2020 and 2019, respectively. The increase in gross premiums written for the three and six months ended June 30, 2020 was seen predominantly across the binding authorities and marine, aviation and transit lines of business. The binding authorities line of business benefited from new opportunities to write new business, while the marine, aviation and transit line of business continues to benefit from an increase in rates. The reduction in the accident and health line of business was largely driven by the impact of the COVID-19 pandemic as well as underwriting actions to not renew certain contracts in the current period.
Net Premiums Earned:
The following table provides net premiums earned by line of business for the Atrium segment:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands of U.S. dollars)
Marine, Aviation and Transit	$10,783	$7,379	$3,404	$20,976	$15,778	$5,198
Binding Authorities	19,219	16,225	2,994	38,414	35,420	2,994
Reinsurance	3,367	3,598	(231)	6,392	6,662	(270)
Accident and Health	4,229	6,005	(1,776)	8,375	9,924	(1,549)
Non-Marine Direct and Facultative	5,789	4,992	797	11,600	9,168	2,432
Total	$43,387	$38,199	$5,188	$85,757	$76,952	$8,805

Three and Six Months Ended June 30: Net premiums earned for the Atrium segment were $43.4 million and $38.2 million for the three months ended June 30, 2020 and 2019, respectively. Net premiums earned for the Atrium segment were $85.8 million and $77.0 million for the six months ended June 30, 2020 and 2019, respectively. The increase in net premiums earned for the three and six months ended June 30, 2020 was primarily due to ongoing growth in the marine, aviation and transit, binding authorities and non-marine direct and facultative lines of business.

Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Atrium segment:

	Three Months Ended June 30,
	2020			2019
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$9,217	$5,002	$14,219	$10,526	$7,251	$17,777
Net change in case and LAE reserves (1)	(4,191)	4,986	795	(3,830)	4,089	259
Net change in IBNR reserves (2)	(8,344)	9,054	710	(11,320)	6,519	(4,801)
Increase (reduction) in estimates of net ultimate losses	(3,318)	19,042	15,724	(4,624)	17,859	13,235
Amortization of fair value adjustments	(132)	—	(132)	(187)	—	(187)
Net incurred losses and LAE	$(3,450)	$19,042	$15,592	$(4,811)	$17,859	$13,048
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

Three Months Ended June 30: Net incurred losses and LAE for the three months ended June 30, 2020 and 2019 were $15.6 million and $13.0 million, respectively. Net favorable prior period loss development was $3.5 million for the three months ended June 30, 2020 compared to $4.8 million for the three months ended June 30, 2019. The current period net favorable prior period loss development was driven by favorable development across several lines of business, notably the non-marine direct and facultative line. Excluding prior period loss development, net incurred losses and LAE for the three months ended June 30, 2020 were $19.0 million and included $4.3 million of losses related to the COVID-19 pandemic. Excluding prior period loss development, net incurred losses and LAE for the three months ended June 30, 2019 were $17.9 million. The loss ratios were 35.9% and 34.2% for the three months ended June 30, 2020 and 2019, respectively. Excluding the impact of losses related to the COVID-19 pandemic, the loss ratio for the three months ended June 30, 2020 was 26.1%.
For the three months ended June 30, 2020, net incurred losses and LAE for the Atrium segment included $4.3 million of losses related to the COVID-19 pandemic, with Enstar's share totaling $2.5 million, as follows:

	Three Months Ended June 30, 2020
	Atrium Net (25% of S609)	Noncontrolling Interests' Share	Enstar's share of Atrium
	(in thousands of U.S. dollars)
Marine, Aviation and Transit	$114	$(47)	$67
Binding Authorities	889	(364)	525
Reinsurance	606	(248)	358
Accident and Health	2,038	(836)	1,202
Non-Marine Direct and Facultative	615	(252)	363
COVID-19 net incurred losses and LAE	$4,262	$(1,747)	$2,515

The following table shows the components of net incurred losses and LAE for the Atrium segment for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020			2019
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$21,940	$9,287	$31,227	$24,946	$15,144	$40,090
Net change in case and LAE reserves (1)	(7,225)	8,159	934	(10,172)	10,018	(154)
Net change in IBNR reserves (2)	(17,659)	29,500	11,841	(21,552)	10,934	(10,618)
Increase (reduction) in estimates of net ultimate losses	(2,944)	46,946	44,002	(6,778)	36,096	29,318
Amortization of fair value adjustments	6	—	6	944	—	944
Net incurred losses and LAE	$(2,938)	$46,946	$44,008	$(5,834)	$36,096	$30,262
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

Six Months Ended June 30: Net incurred losses and LAE for the six months ended June 30, 2020 and 2019 were $44.0 million and $30.3 million, respectively. Net favorable prior year loss development was $2.9 million and $5.8 million for the six months ended June 30, 2020 and 2019, respectively. The current period net favorable prior period loss development was driven by favorable development across several lines of business, notably the non-marine direct and facultative line. Excluding prior period loss development, net incurred losses and LAE for the six months ended June 30, 2020 were $46.9 million and included $12.8 million of losses related to the COVID-19 pandemic. Excluding prior period loss development, net incurred losses and LAE for the three months ended June 30, 2019 were $36.1 million. The loss ratios were 51.3% and 39.3% for the six months ended June 30, 2020 and 2019, respectively. Excluding the impact of losses related to the COVID-19 pandemic, the loss ratio for the six months ended June 30, 2020 was 36.3%.
For the six months ended June 30, 2020, net incurred losses and LAE for the Atrium segment included $12.8 million of losses related to the COVID-19 pandemic, with Enstar's share totaling $7.6 million, as follows:

	Six months ended June 30, 2020
	Atrium Net (25% of S609)	Noncontrolling Interests' Share	Enstar's share of Atrium
	(in thousands of U.S. dollars)
Marine, Aviation and Transit	$276	$(113)	$163
Binding Authorities	889	(364)	525
Reinsurance	606	(248)	358
Accident and Health	8,984	(3,683)	5,301
Non-Marine Direct and Facultative	2,085	(855)	1,230
COVID-19 net incurred losses and LAE	$12,840	$(5,263)	$7,576

Acquisition Costs:
Three and Six Months Ended June 30: Acquisition costs were $14.6 million and $12.8 million for the three months ended June 30, 2020 and 2019, respectively, and $29.0 million and $26.6 million for the six months ended June 30, 2020 and 2019, respectively. The acquisition cost ratios were 33.7% and 33.5% for the three months ended June 30, 2020 and 2019, respectively, and 33.8% and 34.5% for the six months ended June 30, 2020 and 2019, respectively. The reduction in the acquisition cost ratio for the six months ended June 30, 2020 was primarily due to agreed reductions in brokerage rates for certain accounts.

Operating Expenses:
Three and Six Months Ended June 30: Operating expenses for the Atrium segment were $2.9 million and $3.2 million for the three months ended June 30, 2020 and 2019, respectively, and $5.7 million and $6.2 million for the six months ended June 30, 2020 and 2019, respectively. The operating expense ratios were 6.6% and 8.4% for the three months ended June 30, 2020 and 2019, respectively, and 6.7% and 8.1% for the six months ended June 30, 2020 and 2019, respectively. The decrease was driven primarily by the increase in net premiums earned in the current periods.

Fees and Commission Income:
Three and Six Months Ended June 30: Fees and commission income was $6.0 million and $1.5 million for the three months ended June 30, 2020 and 2019, respectively, and $8.6 million and $3.4 million for the six months ended June 30, 2020 and 2019, respectively. The fees represent profit commission fees earned in relation to AUL’s management of Syndicate 609 and other underwriting consortiums. The increase was primarily due to higher profit commissions from Syndicate 609 and the space consortium in the current periods.

Corporate Expenses:
Three and Six Months Ended June 30: Corporate expenses for the Atrium segment were $5.3 million and $3.5 million for the three months ended June 30, 2020 and 2019, respectively, and $8.4 million and $7.3 million for the six months ended June 30, 2020 and 2019, respectively. The increase in corporate expenses was primarily due to higher variable compensation costs in the three and six months ended June 30, 2020 due to improved performance in the Atrium segment for the three months ended June 30, 2020.

Noncontrolling Interest:
Three and Six Months Ended June 30: The net earnings attributable to the noncontrolling interest in the Atrium segment were $7.9 million for the three months ended June 30, 2020, compared to net earnings attributable to the noncontrolling interest of $4.2 million for the three months ended June 30, 2019. The net earnings attributable to the noncontrolling interest in the Atrium segment were $4.0 million and $7.4 million for the six months ended June 30, 2020 and 2019, respectively. The increase in the net earnings attributable to the noncontrolling interest for the three months ended June 30, 2020 was primarily due to higher earnings whereas the decrease in the net earnings attributable to the noncontrolling interest for the six months ended June 30, 2020 was primarily due to lower earnings, as discussed above.
As of June 30, 2020 and December 31, 2019, Trident and Dowling had a combined 41.0% noncontrolling interest in the Atrium segment.

StarStone Segment
The results of the StarStone segment include the results of StarStone Specialty Holdings Limited and subsidiaries ("StarStone Group") and intra-group reinsurance cessions, which are eliminated upon consolidation. In partnership with StarStone's other shareholders, we have previously completed a number of transactions to provide strategic and capital support to StarStone in the form of capital contributions and reinsurance. Refer to Note 3 - "Acquisitions" and Note 21 - "Related Party Transactions" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019 for further information.
Recent Strategic Developments
During the second quarter of 2020, we completed a strategic review of the StarStone segment to reassess the strategies and opportunities. Following this review, we have taken action to position StarStone U.S. and Enstar for improved profitability going forward, as further described below.
Recapitalization of StarStone U.S.
On June 10, 2020, we announced an agreement to recapitalize StarStone U.S. and appoint a new management team and Board. As part of the recapitalization, we entered into a definitive agreement to sell StarStone U.S. to Core Specialty, a newly formed entity with equity backing from funds managed by SkyKnight Capital, L.P., Dragoneer Investment Group and Aquiline Capital Partners LLC. We currently have a 59.0% interest in StarStone U.S. The purchase price will be based on a $30.0 million premium to the GAAP tangible book value of StarStone U.S. to be determined on the month end prior to the closing date and will consist of $235.0 million of common shares of Core Specialty and cash. The $235.0 million of common shares of Core Specialty is expected to represent an estimated 26.1% interest in Core Specialty after certain co-investments and management equity awards. Our investment in Core Specialty will be accounted for as an equity method investment.
In connection with the sale, one of our Non-life Run-off subsidiaries will enter into a loss portfolio transfer reinsurance agreement with StarStone U.S. pursuant to which we will reinsure all of the net loss reserves of StarStone U.S. in respect of premium earned prior to the calendar month end prior to the closing date. We will receive a reinsurance premium equal to the assumed reserves, plus approximately $16.0 million. The reinsurance agreement will contain an aggregate limit on our liability equal to $130.0 million in excess of the assumed reserves, and our subsidiary's obligations under the reinsurance agreement will be guaranteed by Enstar.
The closing of the transaction is subject to regulatory approvals and other closing conditions and is expected to occur in the second half of 2020.
Run-off of StarStone International (non-U.S.)
On June 10, 2020, we also announced that we are placing StarStone International into an orderly run-off. StarStone International has contributed renewal rights to Syndicate 609, which is managed by AUL and which is part of our Atrium segment. As a result, Atrium expects to write new business of approximately $20.0-$40.0 million in Syndicate 609, for which it provides 25% of the underwriting capacity and capital, primarily in the Marine, Energy and Terrorism lines of business.
The liabilities associated with the StarStone International Run-Off vary in duration, and the run-off is expected to occur over a number of years. For further information on the expected liability payout pattern, refer to the contractual obligations table in the liquidity and capital resources section included within Item 2 of this Quarterly Report on Form 10-Q. Steps to reduce the size of StarStone International's operations have begun and will involve several phases to occur over time. As a result, we cannot anticipate with certainty the expected completion date of the StarStone International Run-Off.
We continue to evaluate additional strategic options for StarStone International's operations and business. Consequently, such options could have the effect of mitigating costs associated with placing the business into run-off.
The remaining StarStone International operations will continue to serve the needs of policyholders and ensure that the companies continue to meet all regulatory requirements.
For further information, refer to Note 4 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

Discussion of Results of Operations
The following is a discussion and analysis of the results of operations for our StarStone segment. Given the impact of the strategic developments in the segment, we have updated the layout of the following tables. In previous reports, we had distinguished the results of sub-components of the segment between StarStone Group and Intra-group reinsurances, and between core and exited lines of business, which is no longer considered to be as meaningful. The table below provides the results from continuing operations (StarStone International Run-off) and Discontinued Operations (StarStone U.S.). Current and prior period results are not indicative of future results.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Gross premiums written	$86,087	$108,902	$(22,815)	$241,569	$252,766	$(11,197)

Net premiums written	$76,922	$103,407	$(26,485)	$183,728	$215,063	$(31,335)

Net premiums earned	$82,836	$98,322	$(15,486)	$180,450	$228,244	$(47,794)
Net incurred losses and LAE	(74,433)	(119,289)	44,856	(148,869)	(258,236)	109,367
Acquisition costs	(30,749)	(21,609)	(9,140)	(55,418)	(57,281)	1,863
Operating expenses	(26,476)	(16,509)	(9,967)	(45,945)	(38,692)	(7,253)
Underwriting income (loss)	(48,822)	(59,085)	10,263	(69,782)	(125,965)	56,183
Net investment income	7,101	8,807	(1,706)	15,327	17,704	(2,377)
Net realized and unrealized gains (1)	33,547	12,613	20,934	(15,124)	25,240	(40,364)
Fees and commission expense	—	(161)	161	—	(365)	365
Other income	32	314	(282)	117	373	(256)
Corporate expenses	(35,442)	—	(35,442)	(36,016)	—	(36,016)
Interest expense	(654)	—	(654)	(1,101)	(475)	(626)
Net foreign exchange losses	(4,167)	(1,244)	(2,923)	(4,748)	(1,835)	(2,913)
EARNINGS (LOSS) BEFORE INCOME TAXES	(48,405)	(38,756)	(9,649)	(111,327)	(85,323)	(26,004)
Income tax benefit (expense)	(3,304)	724	(4,028)	(1,592)	112	(1,704)
Loss from equity method investments	—	(406)	406	—	(218)	218
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(51,709)	(38,438)	(13,271)	(112,919)	(85,429)	(27,490)
NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(1,152)	(3,943)	2,791	(3,221)	4,125	(7,346)
NET EARNINGS (LOSS)	(52,861)	(42,381)	(10,480)	(116,140)	(81,304)	(34,836)
Net loss attributable to noncontrolling interest	26,952	9,206	17,746	53,719	17,128	36,591
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(25,909)	$(33,175)	$7,266	$(62,421)	$(64,176)	$1,755

Underwriting ratios(2):
Loss ratio	89.9%	121.3%	(31.4)%	82.5%	113.1%	(30.6)%
Acquisition cost ratio	37.1%	22.0%	15.1%	30.7%	25.1%	5.6%
Operating expense ratio	31.9%	16.8%	15.1%	25.5%	17.0%	8.5%
Combined ratio	158.9%	160.1%	(1.2)%	138.7%	155.2%	(16.5)%
(1) We have historically utilized trading accounting, where unrealized amounts are reflected in earnings. However, from October 1, 2019, we have elected to use AFS accounting and, where permissible, as trading fixed income securities mature, we are reinvesting the proceeds into AFS securities for the StarStone segment.
(2) Refer to "Underwriting Ratios" for a description of how these ratios are calculated.

Overall Results
Three Months Ended June 30: Net losses for the StarStone segment were $25.9 million for the three months ended June 30, 2020 compared $33.2 million for the three months ended June 30, 2019, a decrease in net losses of $7.3 million. The decrease in net losses was primarily due to net realized and unrealized gains on our investment portfolio of $33.5 million in the current period, driven by narrowing credit spreads in the current period, and lower underwriting losses.
The investment gains and improved underwriting results were offset by exit costs associated with the StarStone International Run-Off of $42.5 million in the current period. The following table summarizes the financial impact of the exit costs associated with the StarStone International Run-Off, recorded in the second quarter of 2020:

		Three Months Ended
		June 30, 2020
Description:	Results of Operations Line Item:	(in millions of U.S. dollars)
Provision for unallocated LAE (run-off basis)	Net incurred losses and LAE	$(28.1)
Goodwill impairment	Corporate expenses	(8.0)
Provision for employee severance-related costs	Corporate expenses	(8.0)
Capitalized software write-down	Corporate expenses	(7.6)
Earnings acceleration of prepaid reinsurance premiums	Net premiums earned	(4.1)
Intangible asset impairment	Corporate expenses	(4.0)
Other asset write-downs	Corporate expenses	(2.9)
Operating leases right-of-use asset write-down	Corporate expenses	(3.5)
Valuation allowance on deferred tax assets	Income tax expense	(2.3)
Sub-total	Net loss	(68.5)
Redeemable non-controlling interest	Net loss attributable to noncontrolling interest	26.0
Total reduction in StarStone net earnings attributable to the StarStone International Run-Off	Net loss attributable to Enstar ordinary shareholders	$(42.5)

Net underwriting losses for the StarStone segment were $48.8 million for the three months ended June 30, 2020 and included exit costs associated with the StarStone International Run-Off of $32.4 million. The StarStone segment combined ratio was 158.9% for the three months ended June 30, 2020 as compared to 160.1% for the three months ended June 30, 2019. Excluding the impact of exit costs, the combined ratio for the three months ended was 118.9% and included net underwriting losses related to the COVID-19 pandemic of $15.3 million.
For the three months ended June 30, 2020, the StarStone segment included $15.3 million of net underwriting losses related to the COVID-19 pandemic, with Enstar's share totaling $9.7 million, as follows:

	Three Months Ended June 30, 2020
	StarStone Segment	Noncontrolling Interests' Share	Enstar's share of StarStone Segment
	(in thousands of U.S. dollars)
StarStone International (1)	$15,274	$(5,570)	$9,704
StarStone U.S. (Discontinued Operations)	—	—	—
Total StarStone Segment COVID-19 net underwriting losses	$15,274	$(5,570)	$9,704
(1) Includes the impact of outwards reinstatement premiums of $2.0 million and the premium deficiency provision of $16.3 million for the three months ended June 30, 2020.

Six Months Ended June 30: Net losses for the StarStone segment were $62.4 million for the six months ended June 30, 2020 compared to $64.2 million for the six months ended June 30, 2019, a decrease in net losses of $1.8 million. The decrease in net losses was primarily driven by a reduction in underwriting losses, partially offset by exit costs associated with the StarStone International Run-Off of $42.5 million and net realized and unrealized losses of $15.1 million in the period, driven by the impact of the COVID-19 pandemic on global financial markets.

Net underwriting losses for the StarStone segment were $69.8 million for the six months ended June 30, 2020 and included exit costs associated with the StarStone International Run-Off of $32.4 million. The StarStone segment combined ratio was 138.7% for the six months ended June 30, 2020 as compared to 155.2% for the six months ended June 30, 2019. Excluding the impact of exit costs, the combined ratio for the six months ended was 120.3% and included net underwriting losses related to the COVID-19 pandemic of $39.8 million.
For the six months ended June 30, 2020, the StarStone segment included $47.3 million of net underwriting losses related to the COVID-19 pandemic, with Enstar's share totaling $31.9 million, as follows:

	Six Months Ended June 30, 2020
	StarStone Segment	Noncontrolling Interests' Share	Enstar's share of StarStone Segment
	(in thousands of U.S. dollars)
StarStone International (1)	$39,824	$(12,355)	$27,469
StarStone U.S. (Discontinued Operations)	7,500	(3,075)	4,425
Total StarStone Segment COVID-19 net underwriting losses	$47,324	$(15,430)	$31,894
(1) Includes the impact of outwards reinstatement premiums of $2.0 million and the premium deficiency provision of $16.3 million for the six months ended June 30, 2020.
An analysis of the components of the segment's net earnings before the attribution of net earnings to noncontrolling interest is shown below. Investment results are separately discussed below in "Investments Results - Consolidated."

Underwriting Impact of Exit Costs
The underwriting impact of the exit costs relating to net premiums earned and net incurred losses and LAE as shown in the table above, are summarized in the following table:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020			2020
	Subtotal Before Exit Costs	Exit Costs	Total	Subtotal Before Exit Costs	Exit Costs	Total
	A	B	C=A+B	D	E	F=D+E
	(in thousands of U.S. dollars)
Net premiums earned	$86,982	$(4,146)	$82,836	$184,596	$(4,146)	$180,450
Net incurred losses and LAE	(46,320)	(28,113)	(74,433)	(120,756)	(28,113)	(148,869)
Acquisition costs	(30,749)	—	(30,749)	(55,418)	—	(55,418)
Operating expenses	(26,376)	(100)	(26,476)	(45,845)	(100)	(45,945)
Underwriting income (loss)	(16,463)	(32,359)	(48,822)	(37,423)	(32,359)	(69,782)

Underwriting ratios(1):
Loss ratio	53.3%		89.9%	65.4%		82.5%
Acquisition cost ratio	35.4%		37.1%	30.0%		30.7%
Operating expense ratio	30.2%		31.9%	24.9%		25.5%
Combined ratio	118.9%		158.9%	120.3%		138.7%
(1) Refer to "Underwriting Ratios" for a description of how these ratios are calculated.

Gross Premiums Written:
The following table provides gross premiums written by line of business for the StarStone segment:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands of U.S. dollars)
Casualty	$11,112	$19,565	$(8,453)	$55,842	$52,643	$3,199
Marine	39,433	45,449	(6,016)	108,358	127,958	(19,600)
Property	35,869	28,747	7,122	59,359	50,914	8,445
Aerospace	(1,830)	15,141	(16,971)	16,507	21,251	(4,744)
Workers' Compensation	1,503	—	1,503	1,503	—	1,503
Total	$86,087	$108,902	$(22,815)	$241,569	$252,766	$(11,197)

Three Months Ended June 30: Gross premiums written for the StarStone segment were $86.1 million and $108.9 million for the three months ended June 30, 2020 and 2019, respectively, a decrease of $22.8 million. The decrease in the aerospace lines of business of $17.0 million was driven primarily by underwriting restrictions put in place as a result of COVID-19. The decrease in the marine lines of business of $6.0 million was due to our strategy to exit certain lines of business and underwriting restrictions put in place as a result of COVID-19. The decrease in the casualty lines of business of $8.5 million was due to a policy cancellation as a result of the StarStone International Run-Off, partially offset by new business underwritten through our European platform before we began to implement the StarStone International Run-Off. The increase in the property lines of business of $7.1 million was due to new property programs and rate improvements across all property lines.

Six Months Ended June 30: Gross premiums written were $241.6 million and $252.8 million for the six months ended June 30, 2020 and 2019, respectively, a decrease of $11.2 million. The decrease of $19.6 million in the marine lines of business was due to our strategy to exit certain lines and underwriting restrictions put in place as a result of COVID-19. The decrease in the aerospace lines of $4.7 million was driven by underwriting restrictions put in place as a result of COVID-19 in the three months ended June 30, 2020, partially offset by a new proportional quota share arrangement underwritten in the three months ended March 31, 2020. The increase in the property lines of $8.4 million was due to new property programs and rate improvements across all property lines. The increase of $3.2 million in the casualty lines of business was mainly due to new business opportunities underwritten and improving rates, partly offset by a policy cancellation.
In light of the decision to implement the StarStone International Run-off, we expect gross premiums written to decline materially in future periods.

Net Premiums Earned:
        The following table provides net premiums earned by line of business for the StarStone segment:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands of U.S. dollars)
Casualty	$19,644	$17,896	$1,748	$45,948	$44,419	$1,529
Marine	32,531	49,306	(16,775)	73,592	100,795	(27,203)
Property	22,958	20,851	2,107	44,570	59,476	(14,906)
Aerospace	6,860	11,484	(4,624)	14,479	24,664	(10,185)
Workers' Compensation	843	(1,215)	2,058	1,861	(1,110)	2,971
Total	$82,836	$98,322	$(15,486)	$180,450	$228,244	$(47,794)

Three Months Ended June 30: Net premiums earned for the StarStone segment were $82.8 million and $98.3 million for the three months ended June 30, 2020 and 2019, respectively, a decrease of $15.5 million. The decrease in net premiums earned was mainly due to our strategy to exit certain lines of business and a policy cancellation.

Six Months Ended June 30: Net premiums earned for the StarStone segment were $180.5 million and $228.2 million for the six months ended June 30, 2020 and 2019, respectively, a decrease of $47.8 million. The decrease in net premiums earned was mainly due to our strategy to exit certain lines of business and to a lesser extent, underwriting restrictions related to COVID-19 and a policy cancellation.
As noted above with respect to gross premiums written, in light of the decision to implement the StarStone International Run-off, we expect net premiums earned to decline materially in future periods.

Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the StarStone segment:

	Three Months Ended June 30,
	2020			2019
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$74,532	$6,135	$80,667	$89,425	$15,072	$104,497
Net change in case and LAE reserves (1)	(25,402)	(5,362)	(30,764)	2,648	35,440	38,088
Net change in IBNR reserves (2)	(62,212)	58,889	(3,323)	(56,130)	32,332	(23,798)
Increase (reduction) in estimates of net ultimate losses	(13,082)	59,662	46,580	35,943	82,844	118,787
Increase (reduction) in provisions for unallocated LAE	274	27,611	27,885	727	(187)	540
Amortization of fair value adjustments	(32)	—	(32)	(38)	—	(38)
Net incurred losses and LAE	$(12,840)	$87,273	$74,433	$36,632	$82,657	$119,289
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
Three Months Ended June 30: Net incurred losses and LAE for the three months ended June 30, 2020 and 2019 were $74.4 million and $119.3 million, respectively. Net favorable prior period loss development was $12.8 million for the three months ended June 30, 2020 compared to net unfavorable prior period loss development of $36.6 million for the three months ended June 30, 2019. Net favorable prior period loss development for the three months ended June 30, 2020 was driven by favorable run-off in the casualty lines of business. Net adverse prior period loss development for the three months ended June 30, 2019 was primarily related to development on lines of business that we had either exited or were subject to remediation as part of our underwriting repositioning initiatives prior to implementing the StarStone International Run-off. Excluding prior period net loss development, net incurred losses and LAE for the three months ended June 30, 2020 were $87.3 million and included $28.1 million of exit costs associated with the StarStone International Run-Off and a reduction in net incurred losses and LAE related to the COVID-19 pandemic of $3.1 million. Excluding prior period net loss development, net incurred losses and LAE for the three months ended June 30, 2019 were $82.7 million. The loss ratios for the StarStone segment were 89.9% and 121.3% for the three months ended June 30, 2020 and 2019, respectively. Excluding the impact of exit costs associated with the StarStone International Run-Off, the loss ratio for the three months ended June 30, 2020 was 53.3%.

For the three months ended June 30, 2020, the StarStone segment included a reduction in net incurred losses and LAE related to the COVID-19 pandemic of $3.1 million, with Enstar's share totaling $1.6 million, as follows:

	Three Months Ended June 30, 2020
	StarStone International	Noncontrolling Interests' Share	Enstar's share of StarStone International
	(in thousands of U.S. dollars)
Casualty	$(900)	$369	$(531)
Marine	500	(205)	295
Property	200	123	323
Aerospace	(2,900)	1,189	(1,711)
COVID-19 net incurred losses and LAE	$(3,100)	$1,476	$(1,624)

The following table shows the components of net incurred losses and LAE for the StarStone segment for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020			2019
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$157,086	$4,387	$161,473	$190,446	$15,971	$206,417
Net change in case and LAE reserves (1)	(65,730)	(613)	(66,343)	(13,672)	45,040	31,368
Net change in IBNR reserves (2)	(105,983)	131,594	25,611	(90,096)	109,851	19,755
Increase (reduction) in estimates of net ultimate losses	(14,627)	135,368	120,741	86,678	170,862	257,540
Increase (reduction) in provisions for unallocated LAE	183	28,312	28,495	(473)	1,400	927
Amortization of fair value adjustments	(367)	—	(367)	(231)	—	(231)
Net incurred losses and LAE	$(14,811)	$163,680	$148,869	$85,974	$172,262	$258,236
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
Six Months Ended June 30: Net incurred losses and LAE for the six months ended June 30, 2020 and 2019 were $148.9 million and $258.2 million, respectively. Net favorable prior period loss development was $14.8 million for the six months ended June 30, 2020 compared to net unfavorable prior period loss development of $86.0 million for the six months ended June 30, 2019. Net favorable prior period loss development for the six months ended June 30, 2020 was driven by favorable development in the casualty lines of business. Net unfavorable prior period loss development for the six months ended June 30, 2019 was primarily related to development on lines of business that we have either exited or had been subject to remediation as part of our underwriting repositioning initiatives before our decision to place StarStone International into run-off. Excluding prior period loss development, net incurred losses and LAE for the six months ended June 30, 2020 were $163.7 million and included $28.1 million of exit costs associated with the StarStone International Run-Off and $21.5 million related to the COVID-19 pandemic. Excluding prior period loss development, net incurred losses and LAE for the six months ended June 30, 2019 were $172.3 million. The loss ratios for the StarStone segment were 82.5% and 113.1% for the six months ended June 30, 2020 and 2019, respectively. Excluding the impact of exit costs associated with the StarStone International Run-Off, the loss ratio for the six months ended June 30, 2020 was 65.4% and included COVID-19 related losses of $21.5 million.
For the six months ended June 30, 2020, StarStone segment net incurred losses and LAE included $21.5 million of losses related to the COVID-19 pandemic, with Enstar's share totaling $16.1 million, as follows:

	Six Months Ended June 30, 2020
	StarStone International	Noncontrolling Interests' Share	Enstar's share of StarStone International
	(in thousands of U.S. dollars)
Casualty	$10,150	$(4,161)	$5,989
Marine	5,200	(2,132)	3,068
Property	9,000	(205)	8,795
Aerospace	(2,900)	1,189	(1,711)
COVID-19 net incurred losses and LAE	$21,450	$(5,309)	$16,141

Acquisition Costs:
Three Months Ended June 30: Acquisition costs for the StarStone segment were $30.7 million and $21.6 million for the three months ended June 30, 2020 and 2019, respectively, an increase of $9.1 million. The acquisition cost ratios for the three months ended June 30, 2020 and 2019 were 37.1% and 22.0%, respectively. The increase was driven by the impact of the premium deficiency provision of $13.8 million resulting from COVID-19 underwriting losses.
Six Months Ended June 30: Acquisition costs for the StarStone segment were $55.4 million and $57.3 million for the six months ended June 30, 2020 and 2019, respectively, an decrease of $1.9 million. The acquisition cost ratios for the six months ended June 30, 2020 and 2019 were 30.7% and 25.1%, respectively. The increase was driven by the impact of the premium deficiency provision of $13.8 million resulting from COVID-19 underwriting losses.

Operating Expenses:
Three Months Ended June 30: Operating expenses for the StarStone segment for the three months ended June 30, 2020 and 2019 were $26.5 million and $16.5 million, respectively. The operating expense ratios for the three months ended June 30, 2020 and 2019 were 31.9% and 16.8%. The increase was due to lower non-direct deferred acquisition costs, resulting from the impact of the premium deficiency provision of $2.5 million caused by COVID-19 underwriting losses, and lower costs in 2019 driven by the release of the restructuring provision.

Six Months Ended June 30: Operating expenses for the StarStone segment for the six months ended June 30, 2020 and 2019 were $45.9 million and $38.7 million, respectively. The operating expense ratios for the three months ended June 30, 2020 and 2019 were 25.5% and 17.0%, respectively. The increase was primarily driven by lower non-direct deferred acquisition costs, resulting from the impact of the premium deficiency provision of $2.5 million caused by COVID-19 underwriting losses, and lower costs in 2019 driven by the release of the restructuring provision.

Corporate Expenses:
Three and Six Months Ended June 30: Corporate expenses for the StarStone segment were $35.4 million and $nil for the three months ended June 30, 2020 and 2019, respectively, and $36.0 million and $nil for the six months ended June 30, 2020 and 2019, respectively. Corporate expenses for the three and six months ended June 30, 2020, included exit costs associated with the StarStone International Run-Off of $33.8 million and are summarized above.

Income Taxes:
Three and Six Months Ended June 30: Income tax expense for the StarStone segment for the three months ended June 30, 2020 was $3.3 million compared to an income tax benefit of $0.7 million for the three months ended June 30, 2019. For the six months ended June 30, 2020, income tax expense was $1.6 million compared to an income tax benefit of $0.1 million for the six months ended June 30, 2019. The income tax benefit (expense) is generally driven by the geographical distribution of pre-tax earnings (loss) between taxable and non-taxable jurisdictions.

Discontinued Operations (StarStone U.S.):
Three Months Ended June 30: The net earnings (loss) from discontinued operations, net of income tax benefit (expense) for the StarStone segment for the three months ended June 30, 2020 was $(1.2) million compared to $(3.9) million for the three months ended June 30, 2019. There was no further impact from COVID-19 assessed during the three months ended June 30, 2020.
The StarStone U.S. business included in discontinued operations includes the results of intra-group reinsurance cessions, which were non-renewed as of January 1, 2018. The effect of these intra-group reinsurance cessions on net earnings (loss), net of income tax benefit (expense) for the StarStone U.S. business was as follows:

	Three Months Ended
	June 30,
	2020	2019
	(in thousands of U.S. dollars)
StarStone U.S. Group before Intra-Group Cessions	$8,870	$(33,357)
Intra-Group Cessions	(10,022)	29,414
StarStone U.S. net earnings (loss), net of income tax benefit (expense)	$(1,152)	$(3,943)

Six Months Ended June 30: The net earnings (loss) from discontinued operations, net of income tax benefit (expense) for the six months ended June 30, 2020 was $(3.2) million compared to $4.1 million for the six months ended June 30, 2019. For the six months ended June 30, 2020, the net earnings (loss) from discontinued operations, net of income tax benefit (expense), included $7.5 million net incurred losses and LAE related to the COVID-19 pandemic, with Enstar's share totaling $4.4 million, as follows:

	Six Months Ended June 30, 2020
	StarStone U.S.	Noncontrolling Interests' Share	Enstar's share of StarStone U.S.
	(in thousands of U.S. dollars)
Casualty	$6,000	$(2,460)	$3,540
Marine	1,500	(615)	885
COVID-19 net incurred losses and LAE	$7,500	$(3,075)	$4,425

As described above, the StarStone U.S. business included in discontinued operations includes the results of intra-group reinsurance cessions. The effect of these intra-group reinsurance cessions on net earnings (loss), net of income tax benefit (expense) for the StarStone U.S. business was as follows:

	Six Months Ended
	June 30,
	2020	2019
	(in thousands of U.S. dollars)
StarStone U.S. Group before Intra-Group Cessions	$18,194	$(39,656)
Intra-Group Cessions	(21,415)	43,781
StarStone U.S. net earnings (loss), net of income tax benefit (expense)	$(3,221)	$4,125

Noncontrolling Interest:
Three and Six Months Ended June 30: The net losses attributable to the noncontrolling interest in the StarStone segment were $27.0 million for the three months ended June 30, 2020, compared to $9.2 million for the three months ended June 30, 2019. The net losses attributable to the noncontrolling interest in the StarStone segment were $53.7 million and $17.1 million for the six months ended June 30, 2020 and 2019, respectively. The increases in net losses attributable to the noncontrolling interest for the three and six months ended June 30, 2020 were primarily due to higher losses, primarily related to the underwriting impact of COVID-19 and the exit costs associated with the StarStone International Run-off, as discussed above.
As of June 30, 2020 and December 31, 2019, Trident and Dowling had a combined 41.0% noncontrolling interest in the StarStone Group.

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
The following is a discussion and analysis of our results of operations for our other activities, which are summarized below:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands of U.S. dollars)
Net premiums earned	$6,131	$5,971	$160	$9,468	$12,569	$(3,101)
Net incurred losses and LAE	(5,193)	(4,465)	(728)	(7,675)	(9,421)	1,746
Life and annuity policy benefits	—	(2,194)	2,194	—	(2,290)	2,290
Acquisition costs	(120)	(145)	25	(203)	(377)	174
Underwriting income (loss)	818	(833)	1,651	1,590	481	1,109
Net investment losses	(2,793)	(2,446)	(347)	(5,281)	(4,131)	(1,150)
Net realized and unrealized gains	—	4,545	(4,545)	—	5,579	(5,579)
Other income (expense)	1,114	759	355	(857)	971	(1,828)
Corporate expenses	(8,806)	(14,530)	5,724	(24,846)	(23,227)	(1,619)
Interest Income	2,817	2,583	234	5,748	4,138	1,610
Net foreign exchange gains (losses)	2,641	(27)	2,668	2,641	(26)	2,667
LOSS BEFORE INCOME TAXES	(4,209)	(9,949)	5,740	(21,005)	(16,215)	(4,790)
Income tax expense	—	—	—	—	(85)	85
NET LOSS ATTRIBUTABLE TO ENSTAR	(4,209)	(9,949)	5,740	(21,005)	(16,300)	(4,705)
Dividends on preferred shares	(8,925)	(8,925)	—	(17,850)	(18,064)	214
NET LOSS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(13,134)	$(18,874)	$5,740	$(38,855)	$(34,364)	$(4,491)
Overall Results:
Three Months Ended June 30: Net losses were $13.1 million for the three months ended June 30, 2020, compared to $18.9 million for the three months ended June 30, 2019, a decrease in net losses of $5.7 million, which primarily resulted from a $5.7 million decrease in corporate expenses and an increase in foreign exchange gains of $2.7 million, partially offset by a reduction in net realized and unrealized gains of $4.5 million in the current period.

Six Months Ended June 30: Net losses were $38.9 million for the six months ended June 30, 2020, compared to net losses of $34.4 million for the six months ended June 30, 2019, an increase in net losses of $4.5 million, which primarily resulted from a reduction in net realized and unrealized gains of $5.6 million, partially offset by an increase in foreign exchange gains of $2.7 million.
Investment results are separately discussed below in "Investable Assets."

Underwriting Income:
Three and Six Months Ended June 30: Underwriting income (loss) was broadly consistent at $0.8 million compared to $(0.8) million for the three months ended June 30, 2020 and 2019, respectively, and $1.6 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively.

Corporate Expenses:
Three and Six Months Ended June 30: Corporate expenses were $8.8 million and $14.5 million for the three months ended June 30, 2020 and 2019, respectively, a decrease of $5.7 million. Corporate expenses were $24.8 million and $23.2 million for the six months ended June 30, 2020 and 2019, respectively. The decrease for the three months ended June 30, 2020 was primarily related to higher performance-related compensation in the prior period.

Interest Income:
Three and Six Months Ended June 30: Interest income was $2.8 million and $2.6 million for the three months ended June 30, 2020 and 2019, respectively, and $5.7 million and $4.1 million for the six months ended June 30, 2020 and 2019, respectively. The increases for the three and six months ended June 30, 2020 represent the elimination of interest expense between our reportable segments.

Net Foreign Exchange Gains (Losses):
Three and Six Months Ended June 30: Net foreign exchange gains were $2.6 million for the three and six months ended June 30, 2020, compared to nominal losses for the three and six months ended June 30, 2019.

Dividends on Preferred Shares:
Three and Six Months Ended June 30: The dividends on preferred shares were $8.9 million for the three months ended June 30, 2020 and 2019, and $17.9 million and $18.1 million for the six months ended June 30, 2020 and 2019, respectively.

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
Investable assets were $15.6 billion as of June 30, 2020 as compared to $14.1 billion as of December 31, 2019, an increase of 10.8%. The increase was primarily due to assets acquired in relation to the Lyft, Aspen and AXA Group transactions and unrealized gains on investments.
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

	June 30, 2020
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Short-term investments, trading, at fair value	$8,618	$1,598	$—	$—	$10,216
Short-term investments, AFS, at fair value	74,575	—	13,195	—	87,770
Fixed maturities, trading, at fair value	4,674,541	161,830	528,786	—	5,365,157
Fixed maturities, AFS, at fair value	2,017,453	11,447	186,311	—	2,215,211
Funds held - directly managed	1,168,856	—	—	—	1,168,856
Equities, at fair value	547,442	22,101	71,228	—	640,771
Other investments, at fair value	3,174,543	15,451	88,791	—	3,278,785
Equity method investments	362,398	—	—	—	362,398
Total investments	12,028,426	212,427	888,311	—	13,129,164
Cash and cash equivalents (including restricted cash)	664,025	50,453	268,391	5,652	988,521
Funds held by reinsured companies	1,336,299	28,320	93,808	8,169	1,466,596
Total investable assets	$14,028,750	$291,200	$1,250,510	$13,821	$15,584,281

Duration (in years) (1)	5.33	2.15	2.08	—	4.92
Average credit rating (2)	A+	AA-	AA-	AAA	A+

	December 31, 2019
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Short-term investments, trading, at fair value	$50,268	$1,222	$—	$—	$51,490
Short-term investments, AFS, at fair value	121,780	—	6,555	—	128,335
Fixed maturities, trading, at fair value	5,378,533	155,510	609,292	—	6,143,335
Fixed maturities, AFS, at fair value	1,446,912	15,310	75,830	—	1,538,052
Funds held - directly managed	1,187,552	—	—	—	1,187,552
Equities, at fair value	576,893	22,079	127,749	—	726,721
Other investments, at fair value	2,386,776	7,417	123,838	—	2,518,031
Equity method investments	326,277	—	—	—	326,277
Total investments	11,474,991	201,538	943,264	—	12,619,793
Cash and cash equivalents (including restricted cash)	666,705	58,369	241,708	4,567	971,349
Funds held by reinsured companies	336,470	27,451	103,191	8,620	475,732
Total investable assets	$12,478,166	$287,358	$1,288,163	$13,187	$14,066,874

Duration (in years) (1)	5.24	1.86	2.07	—	4.86
Average credit rating (2)	A+	AA-	A+	AAA	A+
(1) The duration calculation includes cash and cash equivalents, short-term investments, fixed maturities and the fixed maturities within our funds held - directly managed portfolios at June 30, 2020 and December 31, 2019.
(2) The average credit ratings calculation includes cash and cash equivalents, short-term investments, fixed maturities and the fixed maturities within our funds held - directly managed portfolios at June 30, 2020 and December 31, 2019.

As of both June 30, 2020 and December 31, 2019, our investment portfolio, including funds held - directly managed, had an average credit quality rating of A+. As of June 30, 2020 and December 31, 2019, our fixed maturity investments (classified as trading and AFS and our fixed maturity investments included within funds held - directly managed) that were non-investment grade (i.e. rated lower than BBB- and non-rated securities) comprised 3.6% and 4.5% of our total fixed maturity investment portfolio, respectively. A detailed schedule of average credit ratings by asset class as of June 30, 2020 is included in Note 5 - "Investments" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Schedules of maturities by asset class are included in Note 5 - "Investments" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

Composition of Investment Portfolio By Asset Class
The following tables summarize the composition of our investment portfolio by asset class:

	June 30, 2020
	AAA Rated	AA Rated	A Rated	BBB Rated	Non-investment Grade	Not Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Short-term and fixed maturity investments, trading and AFS and funds held - directly managed
U.S. government & agency	$546,471	$—	$—	$—	$—	$—	$546,471	4.2%
U.K. government	2,271	94,987	10,422	—	—	—	107,680	0.8%
Other government	250,552	144,733	53,101	45,147	9,779	—	503,312	3.8%
Corporate	194,895	593,964	2,840,810	1,663,136	262,385	9,910	5,565,100	42.4%
Municipal	10,078	82,087	53,458	20,097	—	—	165,720	1.3%
Residential mortgage-backed	430,300	31	1,807	1,881	450	2,363	436,832	3.3%
Commercial mortgage-backed	575,005	103,238	89,254	60,203	5,625	7,042	840,367	6.4%
Asset-backed	291,013	97,699	149,673	117,217	9,045	1,705	666,352	5.1%
Total	2,300,585	1,116,739	3,198,525	1,907,681	287,284	21,020	8,831,834	67.3%

Other assets included within funds held - directly managed							15,376	0.1%

Equities
Publicly traded equities							274,382	2.1%
Exchange-traded funds							95,389	0.7%
Privately held equities							271,000	2.1%
Total							640,771	4.9%

Other investments
Hedge funds							1,757,982	13.4%
Fixed income funds							584,607	4.5%
Equity funds							368,314	2.8%
Private equity funds							315,070	2.4%
CLO equities							84,188	0.6%
CLO equity funds							123,299	0.9%
Private credit funds							38,094	0.3%
Other							7,231	0.1%
Total							3,278,785	25.0%

Equity method investments							362,398	2.8%

Total investments	$2,300,585	$1,116,739	$3,198,525	$1,907,681	$287,284	$21,020	$13,129,164	100.0%

	December 31, 2019
	AAA Rated	AA Rated	A Rated	BBB Rated	Non-investment Grade	Not Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and AFS and funds held - directly managed
U.S. government & agency	$696,077	$—	$—	$—	$—	$—	$696,077	5.5%
U.K. government	—	161,772	—	—	—	—	161,772	1.3%
Other government	316,150	154,072	63,270	144,557	24,807	—	702,856	5.6%
Corporate	140,889	600,081	2,759,671	1,634,572	311,167	1,890	5,448,270	43.2%
Municipal	10,088	56,389	50,938	23,272	—	—	140,687	1.1%
Residential mortgage-backed	310,595	47,474	2,295	1,882	34,055	4,613	400,914	3.2%
Commercial mortgage-backed	567,453	80,517	87,081	63,565	5,556	9,574	813,746	6.4%
Asset-backed	304,542	79,930	159,087	110,201	15,694	781	670,235	5.3%
Total	2,345,794	1,180,235	3,122,342	1,978,049	391,279	16,858	9,034,557	71.6%

Other assets included within funds held - directly managed							14,207	0.1%

Equities
Publicly traded equities							327,875	2.6%
Exchange-traded funds							133,047	1.1%
Privately held equities							265,799	2.1%
Total							726,721	5.8%

Other investments
Hedge funds							1,121,904	8.9%
Fixed income funds							481,039	3.8%
Equity funds							410,149	3.3%
Private equity funds							323,496	2.5%
CLO equities							87,555	0.7%
CLO equity funds							87,509	0.7%
Private credit funds							—	—%
Other							6,379	—%
Total							2,518,031	19.9%

Equity method investments							326,277	2.6%

Total investments	$2,345,794	$1,180,235	$3,122,342	$1,978,049	$391,279	$16,858	$12,619,793	100.0%

A description of our investment valuation processes is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 11 - "Fair Value Measurements" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

The amortized cost, unrealized gains and losses, allowance for credit losses and fair values of our short-term and fixed maturity investments as of June 30, 2020 were as follows:

			Gross Unrealized Losses
As of June 30, 2020	Amortized Cost	Gross Unrealized Gains	Non-Credit Related Losses	Allowance for Credit Losses(1)	Fair Value
U.S. government and agency	$522,106	$24,769	$(404)	$—	$546,471
U.K. government	107,185	2,011	(1,516)	—	107,680
Other government	488,650	19,179	(4,517)	—	503,312
Corporate	5,268,218	327,484	(27,512)	(3,090)	5,565,100
Municipal	150,546	15,966	(792)	—	165,720
Residential mortgage-backed	430,201	9,505	(2,874)	—	436,832
Commercial mortgage-backed	825,225	33,301	(17,665)	(494)	840,367
Asset-backed	695,528	3,479	(32,566)	(89)	666,352
	$8,487,659	$435,694	$(87,846)	$(3,673)	$8,831,834
(1) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 1 - "Significant Accounting Policies" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for further details.

The amortized cost, unrealized gains and losses and fair values of our short-term and fixed maturity investments as of December 31, 2019 were as follows:

As of December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (Non-OTTI)	Fair Value
U.S. government and agency	$690,343	$6,663	$(929)	$696,077
U.K. government	155,261	6,628	(117)	161,772
Other government	684,116	24,994	(6,254)	702,856
Corporate	5,231,512	235,406	(18,648)	5,448,270
Municipal	131,130	9,595	(38)	140,687
Residential mortgage-backed	396,331	5,981	(1,398)	400,914
Commercial mortgage-backed	796,730	20,673	(3,657)	813,746
Asset-backed	674,250	1,806	(5,821)	670,235
	$8,759,673	$311,746	$(36,862)	$9,034,557

We have generally accounted for our fixed maturity securities as "trading." However, from October 1, 2019, we have elected to use AFS accounting and, where permissible, as trading fixed income securities mature, we are reinvesting the proceeds into AFS securities for the Non-life Run-off and StarStone segments. The difference is that unrealized changes on investments classified as trading are recorded through earnings, whereas unrealized changes on investments classified as AFS are recorded directly to shareholders' equity. We may experience unrealized losses on our fixed maturity investments, depending on investment conditions and general economic conditions. Unrealized amounts would only become realized in the event of a sale of the specific securities prior to maturity or a credit default. For further information on the sensitivity of our portfolio to changes in interest rates, refer to the Interest Rate Risk section within "Item 3. Quantitative and Qualitative Disclosures About Market Risk", included within this Quarterly Report on Form 10-Q.

The following table summarizes the composition of our top ten corporate issuers included within our short-term and fixed maturity investments, classified as trading and AFS and the fixed maturity investments included within our funds held - directly managed balance as of June 30, 2020:

	Fair Value	Average Credit Rating
	(in thousands of U.S. dollars)
Bank of America Corp	$115,475	A
Citigroup Inc	114,733	A-
JPMorgan Chase & Co	111,934	A
Morgan Stanley	107,951	A-
Wells Fargo & Co	96,126	A
Apple Inc	94,306	AA+
Comcast Corp	79,963	A-
HSBC Holdings PLC	53,825	A-
Walmart Inc	52,240	AA
AT&T Inc	50,119	BBB
	$876,672

Investment Results - Consolidated
In addition to the impact of the COVID-19 pandemic in 2020, the comparability of our investment results across different periods was impacted by the acquisitions and reinsurance transactions we completed during 2020 with AXA Group, Aspen and Lyft and in 2019 with Morse TEC, Zurich, Maiden Re, Amerisure and AmTrust. Refer to Note 3 - "Significant New Business" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for further details on the 2020 transactions and "Item 1. Business - Recent Acquisitions and Significant New Business" in our Annual Report on Form 10-K for the year ended December 31, 2019 for further details on the 2019 transactions.
The following tables summarize our investment results by major investment category and by segment as well as our other activities. Additional information is included in Note 5 - "Investments" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended June 30, 2020
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Net investment income:
Fixed maturities and cash and cash equivalents	$81,075	$991	$6,305	$2	$88,373
Equity securities	3,726	21	15	—	3,762
Other	6,850	145	1,091	(2,795)	5,291
Gross investment income (expense)	91,651	1,157	7,411	(2,793)	97,426
Investment expenses	(2,595)	(78)	(310)	—	(2,983)
Net investment income (expense)	$89,056	$1,079	$7,101	$(2,793)	$94,443

Net realized and unrealized gains:
Fixed maturity securities	384,994	5,867	26,503	—	417,364
Equity securities	35,075	1,308	2,837	—	39,220
Other investments	506,425	392	4,207	—	511,024
Net realized and unrealized gains	$926,494	$7,567	$33,547	$—	$967,608

Annualized income from cash and fixed maturities	$324,300	$3,964	$25,220	$8	$353,492
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	9,526,799	255,320	1,037,474	13,175	10,832,768
Annualized Investment Book Yield	3.40%	1.55%	2.43%	0.06%	3.26%

Total financial statement return (2)	$1,015,550	$8,646	$40,648	$(2,793)	$1,062,051
Average aggregate invested assets, at fair value (1)	12,881,483	287,738	1,191,301	13,175	14,373,697
Financial Statement Portfolio Return	7.88%	3.00%	3.41%	(21.20)%	7.39%

	Three Months Ended June 30, 2019
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Net investment income:
Fixed maturities and cash and cash equivalents	$61,556	$1,735	$7,128	$581	$71,000
Equity securities	2,903	21	498	—	3,422
Other investments and other	3,594	404	1,672	(3,167)	2,503
Gross investment income	68,053	2,160	9,298	(2,586)	76,925
Investment expenses	(2,196)	(107)	(491)	140	(2,654)
Net investment income (expense)	$65,857	$2,053	$8,807	$(2,446)	$74,271

Net realized and unrealized gains:
Fixed maturity securities	$169,494	$1,644	$10,467	$4,214	$185,819
Equity securities	13,384	191	371	—	13,946
Other investments	58,664	134	1,775	331	60,904
Net realized and unrealized gains	$241,542	$1,969	$12,613	$4,545	$260,669

Annualized income from cash and fixed maturities	$246,224	$6,940	$28,512	$2,324	$284,000
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	8,770,538	255,117	1,148,211	88,201	10,262,067
Annualized Investment Book Yield	2.81%	2.72%	2.48%	2.63%	2.77%

Total financial statement return (2)	$307,399	$4,022	$21,420	$2,099	$334,940
Average aggregate invested assets, at fair value (1)	11,542,943	266,045	1,301,833	100,089	13,210,910
Financial Statement Portfolio Return	2.66%	1.51%	1.65%	2.10%	2.54%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
(2) This is the sum of net investment income and net realized and unrealized gains (losses) from our U.S. GAAP consolidated financial statements.

Net Investment Income:
Net investment income increased by $20.2 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to a $17.4 million increase in net investment income from fixed maturities and cash and cash equivalents, principally due to an increase of $570.7 million in our average aggregate fixed maturities and cash and cash equivalents. The increase in our average aggregate fixed maturities and cash and cash equivalents was primarily due to the Lyft, Aspen and AXA Group transactions in 2020, and the Morse TEC, Zurich, Maiden Re and Amerisure transactions in 2019. Our annualized book yield increased 50 basis points for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to interest on short-term funds held arrangements relating to the 2020 transactions.
Net Realized and Unrealized Gains (Losses):
Net realized and unrealized gains were $967.6 million for the three months ended June 30, 2020 compared to gains of $260.7 million for the three months ended June 30, 2019, an increase of $706.8 million. Included in net realized and unrealized gains (losses) are the following items:
•Net realized and unrealized gains on fixed income securities, including fixed income securities within our funds held portfolios, of $417.4 million for the three months ended June 30, 2020, compared to gains of $185.8 million for the three months ended June 30, 2019, an increase of $231.5 million. Gains in the current period were primarily attributable to an increase in the valuation of our fixed maturity investments due to tighter credit spreads and lower interest rates in the current period, compared to the comparative period.
•Net realized and unrealized gains on equity securities of $39.2 million for the three months ended June 30, 2020, compared to gains of $13.9 million for the three months ended June 30, 2019, an increase of $25.2 million, primarily driven by a more favorable movements in equity markets in 2020 compared to the comparative period.

•Net realized and unrealized gains on other investments of $511.0 million for the three months ended June 30, 2020, compared to gains of $60.9 million for the three months ended June 30, 2019, representing an increase of $450.1 million. The unrealized gains for the three months ended June 30, 2020 primarily comprised of unrealized gains in our hedge funds, fixed income funds, equity funds and CLO equities and CLO equity funds principally driven by tightening credit spreads and more favorable movement in international equity markets in the current period reversing the impact of the unrealized losses associated with COVID-19 pandemic during the first quarter of 2020. The unrealized gains for the three months ended June 30, 2019 primarily comprised of unrealized gains in our hedge funds, private equity funds, fixed income funds and equity funds, partially offset by unrealized losses on CLO equities.

The following tables summarize our investment results for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Net investment income:
Fixed maturities and cash and cash equivalents	$138,493	$2,428	$12,504	$101	$153,526
Equity securities	9,089	37	599	—	9,725
Other	15,338	281	3,147	(5,382)	13,384
Gross investment income	162,920	2,746	16,250	(5,281)	176,635
Investment expenses	(6,413)	(142)	(923)	—	(7,478)
Net investment income (expense)	$156,507	$2,604	$15,327	$(5,281)	$169,157

Net realized and unrealized gains and losses:
Fixed maturity securities	146,714	3,047	(9,958)	—	139,803
Equity securities	(53,625)	(160)	2,045	—	(51,740)
Other investments	258,723	(1,028)	(7,211)	—	250,484
Net realized and unrealized gains and losses	$351,812	$1,859	$(15,124)	$—	$338,547

Annualized income from cash and fixed maturities	$276,986	$4,856	$25,008	$202	$307,052
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	9,344,747	255,957	1,034,472	13,179	10,648,355
Annualized Investment Book Yield	2.96%	1.90%	2.42%	1.53%	2.88%

Total financial statement return (2)	$508,319	$4,463	$203	$(5,281)	$507,704
Average aggregate invested assets, at fair value (1)	12,655,082	287,954	1,224,865	13,179	14,181,080
Financial Statement Portfolio Return	4.02%	1.55%	0.02%	(40.07)%	3.58%

	Six Months Ended June 30, 2019
	Non-life Run-off	Atrium	StarStone	Other	Total
	(in thousands of U.S. dollars)
Net investment income:
Fixed maturities and cash and cash equivalents	$125,805	$3,202	$15,268	$961	$145,236
Equity securities	5,781	36	985	—	6,802
Other investments and other	6,648	701	2,456	(5,188)	4,617
Gross investment income (expense)	138,234	3,939	18,709	(4,227)	156,655
Investment expenses	(5,649)	(175)	(1,005)	96	(6,733)
Net investment income (expense)	$132,585	$3,764	$17,704	$(4,131)	$149,922

Net realized and unrealized gains and losses:
Fixed maturity securities	$391,771	$3,774	$24,055	$4,150	$423,750
Equity securities	25,182	547	(1,852)	—	23,877
Other investments	260,775	561	3,037	1,429	265,802
Net realized and unrealized gains	$677,728	$4,882	$25,240	$5,579	$713,429

Annualized income from cash and fixed maturities	$251,610	$6,404	$30,536	$1,922	$290,472
Average aggregate fixed maturities and cash and cash equivalents, at cost (1)	8,615,603	257,734	1,165,592	123,220	10,162,149
Annualized Investment Book Yield	2.92%	2.48%	2.62%	1.56%	2.86%

Total financial statement return (2)	$810,313	$8,646	$42,944	$1,448	$863,351
Average aggregate invested assets, at fair value (1)	11,141,014	267,148	1,307,835	136,948	12,852,945
Financial Statement Portfolio Return	7.27%	3.24%	3.28%	1.06%	6.72%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
(2) This is the sum of net investment income and net realized and unrealized gains (losses) from our U.S. GAAP consolidated financial statements.
Net Investment Income:
Net investment income increased by $19.2 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to a $8.3 million increase in net investment income from fixed maturities and cash and cash equivalents, principally due to an increase of $486.2 million in our average aggregate fixed maturities and cash and cash equivalents. The increase in our average aggregate fixed maturities and cash and cash equivalents was primarily due to the Lyft, Aspen and AXA Group transactions in 2020 and the AmTrust RITC, Amerisure, Zurich and Maiden Re transactions in 2019. The book yield increased by 2 basis points, primarily due to interest on short-term funds held arrangements relating to the 2020 transactions.
Net Realized and Unrealized Gains (Losses):
Net realized and unrealized gains were $338.5 million for the six months ended June 30, 2020 compared to net realized and unrealized gains of $713.4 million for the six months ended June 30, 2019, a decrease of $374.9 million. Included in net realized and unrealized gains (losses) are the following items:
•Net realized and unrealized gains on fixed income securities, including fixed income securities within our funds held portfolios, of $139.8 million for the six months ended June 30, 2020, compared to net realized and unrealized gains of $423.8 million for the six months ended June 30, 2019, a decrease of $283.9 million. The gains in the current period were primarily driven by low interest rates and tightening credit spreads in the second quarter of 2020, which offset the losses associated with the COVID-19 pandemic in the first quarter. The gains in 2019 were also due to tightening credit spreads;
•Net realized and unrealized losses on equity securities of $51.7 million for the six months ended June 30, 2020, compared to net realized and unrealized gains $23.9 million for the six months ended June 30, 2019, a change of $75.6 million, primarily driven by the unrealized losses associated with the market volatility occurring amidst the COVID-19 pandemic during the first quarter of 2020. Gains in the prior period were primarily driven by favorable movements in international equity markets in 2019; and

•Net realized and unrealized gains on other investments and other items of $250.5 million for the six months ended June 30, 2020, compared to realized and unrealized gains of $265.8 million for the six months ended June 30, 2019, representing a decrease of $15.3 million. The unrealized gains for the six months ended June 30, 2020 primarily comprised unrealized gains in our hedge funds and private equity funds, principally driven by declining interest rates and improving international equity markets, partially offset by unrealized losses in our equity funds, fixed income funds, CLO equities and CLO equity funds, due to recent disruption in global financial markets associated with the COVID-19 pandemic. The unrealized gains for the six months ended June 30, 2019 primarily comprised unrealized gains in our hedge funds, equity funds, fixed income funds and private equity funds, principally driven by tightening credit spreads and a more favorable movement in international equity markets in 2019.

Liquidity and Capital Resources

Overview
We aim to generate cash flows from our insurance operations and investments, preserve sufficient capital for future acquisitions, and develop relationships with lenders who provide borrowing capacity at competitive rates.
Our capital resources as of June 30, 2020 included ordinary shareholders' equity of $4.7 billion, preferred equity of $510.0 million, redeemable noncontrolling interest of $366.5 million classified as temporary equity, and debt obligations of $1.5 billion. The redeemable noncontrolling interest may be settled in the future in cash or our ordinary shares, at our option. Based on our current loss reserves position, our portfolios of in-force insurance and reinsurance business, and our investment positions, we believe we are well capitalized.
The following table details our capital position:

	June 30, 2020	December 31, 2019	Change
	(in thousands of U.S. dollars)
Ordinary shareholders' equity	$4,676,913	$4,332,183	$344,730
Series D and E Preferred Shares	510,000	510,000	—
Total Enstar Shareholders' Equity (A)	5,186,913	4,842,183	344,730
Noncontrolling interest	13,553	14,168	(615)
Total Shareholders' Equity (B)	5,200,466	4,856,351	344,115

Senior Notes	842,779	842,216	563
Revolving credit facility	350,000	—	350,000
Term loan facility	349,243	348,991	252
Total debt (C)	1,542,022	1,191,207	350,815

Redeemable noncontrolling interest (D)	366,533	438,791	(72,258)

Total capitalization = (B) + (C) + (D)	$7,109,021	$6,486,349	$622,672

Total capitalization attributable to Enstar = (A) + (C)	$6,728,935	$6,033,390	$695,545

Debt to total capitalization	21.7%	18.4%	3.3%
Debt and Series D and E Preferred Shares to total capitalization	28.9%	26.2%	2.7%

Debt to total capitalization attributable to Enstar	22.9%	19.7%	3.2%
Debt and Series D and E Preferred Shares to total capitalization available to Enstar	30.5%	28.2%	2.3%
As of June 30, 2020, we had $651.9 million of cash and cash equivalents, excluding restricted cash that supports insurance operations, and included in this amount was $447.8 million held by foreign subsidiaries outside of Bermuda. Based on our group's current corporate structure with a Bermuda domiciled parent company and the jurisdictions in which we operate, if the cash and cash equivalents held by our foreign subsidiaries were to be distributed to us, as dividends or otherwise, such amounts would not be subject to incremental income taxes, however in certain circumstances withholding taxes may be imposed by some jurisdictions, including the United States. Based on existing tax laws, regulations and our current intentions, there was no accrual as of June 30, 2020 for any material withholding taxes on dividends or other distributions, as described in Note 19 - "Income Taxation" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

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
The following table details the dividends that have been declared and paid on our Series D and E Preferred Shares from January 1, 2020 to August 10, 2020:

				Dividend per:
Preferred Share Series	Date Declared	Record Date	Date Paid or Payable	Preferred Share	Depositary Share	Total dividends paid in the six months ended June 30, 2020
				(in U.S. dollars)		(in thousands of U.S. dollars)
Series D	February 4, 2020	February 15, 2020	March 2, 2020	$437.50	$0.43750	$7,000
Series E	February 4, 2020	February 15, 2020	March 2, 2020	$437.50	$0.43750	1,925
Series D	May 5, 2020	May 15, 2020	June 1, 2020	$437.50	$0.43750	7,000
Series E	May 5, 2020	May 15, 2020	June 1, 2020	$437.50	$0.43750	1,925
Series D	August 5, 2020	August 15, 2020	September 1, 2020	$437.50	$0.43750	—
Series E	August 5, 2020	August 15, 2020	September 1, 2020	$437.50	$0.43750	—
						$17,850

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
We use cash to fund new acquisitions of companies and significant new business. We also utilize cash for our operating expenses associated with being a public company and to pay dividends on our preference shares and interest and principal on loans from subsidiaries and debt obligations, including loans under our credit facilities, our 4.50% senior notes due 2022 (the “2022 Senior Notes”) and our 4.95% senior notes due 2029 (the "2029 Senior Notes” and, together with the 2022 Senior Notes, the "Senior Notes"). The Senior Notes qualify as Tier 3 capital under the eligible capital rules of the Bermuda Monetary Authority.
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

Operating Company Liquidity
The ability of our insurance and reinsurance subsidiaries to pay dividends and make other distributions is limited by the applicable laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries operate, including Bermuda, the United Kingdom, the United States, Australia and Continental Europe, which subject these subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, certain of our insurance and reinsurance subsidiaries to maintain minimum capital resources requirements and limit the amount of dividends and other payments that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments. For more information on these laws and regulations, see "Item 1. Business - Regulation" in our Annual Report on Form 10-K for the year ended December 31, 2019. As of June 30, 2020, all of our insurance and reinsurance subsidiaries’ capital resources levels were in excess of the minimum levels required. The ability of our subsidiaries to pay dividends is subject to certain restrictions, as described in Note 22 - "Dividend Restrictions and Statutory Financial Information" to our consolidated financial statements included within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019. Our subsidiaries' ability to pay dividends and make other forms of distributions may also be limited by our repayment obligations under certain of our outstanding loan facility agreements. Variability in ultimate loss payments and valuations of investments held in collateral accounts may also result in increased liquidity requirements for our subsidiaries.
In the Non-life Run-off segment, sources of funds primarily consist of cash and investment portfolios acquired on the completion of acquisitions and loss portfolio transfer reinsurance agreements. Cash balances acquired upon our purchase of insurance or reinsurance companies are classified as cash provided by investing activities. Cash acquired from loss portfolio transfer reinsurance agreements is classified as cash provided by operating activities. We expect to use funds acquired from cash and investment portfolios, collected premiums, collections from reinsurance debtors, fees and commission income, investment income and proceeds from sales and redemptions of investments to meet expected claims payments and operational expenses, with the remainder used for acquisitions and additional investments. In the Non-life Run-off segment, we generally expect negative operating cash flows to be met by positive investing cash flows; however, cash provided by operating activities was positive for the six months ended June 30, 2020 and 2019 as the proceeds from sales and maturities of trading securities exceeded cash used in the purchase of trading securities, with the net proceeds being used in the purchase of available-for-sale securities included within investing cash flows.
In the Atrium segment, we expect a net provision of cash from operations as investment income earned and collected premiums should generally be in excess of total net claim payments, losses incurred on earned premiums and operating expenses. As a result of the announcement to sell StarStone U.S. and place StarStone International into run-off, we expect net neutral cash flows from operations as net claim payments, losses incurred on earned premiums and operating expenses are met by cash inflows from investment income, collection of premium receivable and proceeds from sales and maturities of investments.
Overall, we expect our cash flows, together with our existing capital base and cash and investments acquired on the acquisition of insurance and reinsurance subsidiaries, to be sufficient to meet cash requirements and to operate our business.

Cash Flows
The following table summarizes our consolidated cash flows provided by (used in) operating, investing and financing activities:

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands of U.S. dollars)
Cash provided by (used in):
Operating activities	$849,161	$121,842	$727,319
Investing activities	(1,156,139)	(148,831)	(1,007,308)
Financing activities	319,624	605,769	(286,145)
Effect of exchange rate changes on cash	4,526	(6,436)	10,962
Net increase in cash and cash equivalents	17,172	572,344	(555,172)
Cash and cash equivalents, beginning of period	971,349	901,996	69,353
Cash and cash equivalents, end of period	$988,521	$1,474,340	$(485,819)

Details of our consolidated cash flows are included in "Item 1. Financial Statements - Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019."
Six Months Ended June 30: Cash and cash equivalents increased by $17.2 million during the six months ended June 30, 2020 compared to $572.3 million during the six months ended June 30, 2019.
For the six months ended June 30, 2020, cash and cash equivalents increased by $17.2 million, as cash provided by operating and financing activities of $849.2 million and $319.6 million, respectively, was partially offset by cash used in investing activities of $1,156.1 million. Cash provided by operations was largely the result of proceeds from net sales and maturities of trading securities. Cash provided by financing activities for the six months ended June 30, 2020 was primarily attributable to the net debt obligations drawdown of $350.0 million under the EGL Revolving Credit Facility, which was utilized to provide $150.0 million in funding for significant new business and to provide $200.0 million of additional liquidity to the Company to maximize financial flexibility following the recent disruption in global financial markets associated with the COVID-19 pandemic. During the six months ended June 30, 2020, we repurchased 92,510 shares for $12.5 million, and paid $17.9 million of dividends on preferred shares, which are cash outflows within cash provided by financing activities. Cash used in investing activities for the six months ended June 30, 2020 primarily related to the net purchases of other investments of $520.2 million and the net purchases of AFS securities of $602.2 million.
For the six months ended June 30, 2019, cash and cash equivalents increased by $572.3 million, as cash provided by operating and financing activities of $121.8 million and $605.8 million, respectively, was partially offset by cash used in investing activities of $148.8 million. Cash used in investing activities for the six months ended June 30, 2019 was primarily related to net purchases of other investments of $199.2 million. Cash provided by operations was largely a result of timing of paid losses. Cash provided by financing activities for the six months ended June 30, 2019 was primarily attributable to an increase in debt obligations of $635.4 million, which included short-term funding under the EGL Revolving Credit Facility in relation to temporary additional collateral for a Part VII transfer in the United Kingdom that was subsequently repaid in July 2019.

Investable Assets
We define investable assets as the sum of total investments, cash and cash equivalents, restricted cash and cash equivalents and funds held. Investable assets were $15.6 billion as of June 30, 2020 as compared to $14.1 billion as of December 31, 2019, an increase of 10.8%. The increase was primarily due to assets acquired in relation to the Lyft, Aspen and AXA Group transactions and unrealized gains on investments.
For information regarding our investments strategy, portfolio and results, refer to "Investable Assets" above.

Reinsurance Balances Recoverable
As of June 30, 2020 and December 31, 2019, we had reinsurance balances recoverable on paid and unpaid losses of $2.1 billion and $2.2 billion, respectively.

Our insurance and reinsurance run-off subsidiaries and portfolios, prior to acquisition, used retrocessional agreements to reduce their exposure to the risk of insurance and reinsurance assumed. On an annual basis, both Atrium and StarStone have purchased a tailored outwards reinsurance program designed to manage their risk profiles. The majority of Atrium’s and StarStone's third-party reinsurance cover is with highly rated reinsurers or is collateralized by letters of credit.
We remain liable to the extent that retrocessionaires do not meet their obligations under these agreements, and therefore, we evaluate and monitor concentration of credit risk among our reinsurers. Provisions are made for amounts considered potentially uncollectible.
For further information regarding our unaudited condensed reinsurance balances recoverable, refer to Note 7 - "Reinsurance Balances Recoverable on Paid and Unpaid Losses" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

Debt Obligations
We utilize debt financing and loan facilities primarily for acquisitions, significant new business and, from time to time, for general corporate purposes. For information regarding our debt arrangements, refer to Note 14 - "Debt Obligations and Credit Facilities" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Our debt obligations as of June 30, 2020 and December 31, 2019 were $1.5 billion and $1.2 billion, respectively, as detailed in the below table:

Facility	Origination Date	Term	June 30, 2020	December 31, 2019
4.50% Senior Notes due 2022	March 10, 2017	5 years	$348,886	$348,616
4.95% Senior Notes due 2029	May 28, 2019	10 years	493,893	493,600
Total Senior Notes			842,779	842,216
EGL Revolving Credit Facility	August 16, 2018	5 years	350,000	—
2018 EGL Term Loan Facility	December 27, 2018	3 years	349,243	348,991
Total debt obligations			$1,542,022	$1,191,207

During the six months ended June 30, 2020, we utilized $364.0 million and repaid $14.0 million under our facilities. The revolving credit facility was utilized to provide funding of $150.0 million for significant new business as described in Note 3 - "Significant New Business" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q and to provide $200.0 million of additional liquidity to the Company to maximize financial flexibility following the recent disruption in global financial markets associated with the COVID-19 pandemic.
On August 16, 2018, we and certain of our subsidiaries, as borrowers and guarantors, entered into a five-year unsecured $600.0 million revolving credit agreement. The credit agreement expires in August 2023 and we have the option to increase the commitments under the facility by up to an aggregate of $400.0 million. As of June 30, 2020, there was $250.0 million of available unutilized capacity under this facility. We are in compliance with the covenants of the facility. Subsequent to June 30, 2020, we have neither borrowed nor repaid any additional amounts under the facility, leaving the unutilized capacity under this facility at $250.0 million.
On December 27, 2018, we entered into and fully utilized a three-year $500.0 million unsecured term loan (the "2018 EGL Term Loan Facility"). During 2019, we repaid $150.0 million of principal on the facility, bringing the outstanding loan amount to $349.2 million, which includes unamortized issuance costs of $0.8 million, as of June 30, 2020.
For information regarding our Senior Notes, refer to Note 14 - "Debt Obligations and Credit Facilities" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

Letters of Credit
We utilize unsecured and secured letters of credit to support certain of our insurance and reinsurance performance obligations.

Funds at Lloyd's
We have an unsecured letter of credit agreement for Funds at Lloyd's (the "FAL Facility") to issue up to $375.0 million of letters of credit, with provision to increase the facility by an additional $25.0 million up to an aggregate amount of $400.0 million, subject to lenders approval. On November 6, 2019, we amended and restated the FAL Facility to extend its term by one year. The FAL Facility is available to satisfy our Funds at Lloyd's requirements and expires in 2023. As of June 30, 2020 and December 31, 2019, our combined Funds at Lloyd's were comprised of cash and investments of $574.1 million and $639.3 million, respectively, and unsecured letters of credit of $252.0 million as of both dates.
$120.0 million Letter of Credit Facility
We use this facility to support certain reinsurance collateral obligations of our subsidiaries. On December 6, 2019, we reduced the facility size from $170.0 million to $120.0 million. Pursuant to the facility agreement, we have the option to increase commitments under the facility by an additional $60.0 million. As of both June 30, 2020 and December 31, 2019, we had issued an aggregate amount of letters of credit under this facility of $115.3 million.
$800.0 million Syndicated Letter of Credit Facility
During 2019, we entered into an unsecured $760.0 million letter of credit facility agreement, most recently amended on June 3, 2020. On August 4, 2020, we exercised our option to increase the commitments available under the facility by an aggregate amount of $40.0 million, bringing the total size of the facility to $800.0 million. The facility is used to post letters of credit to collateralize reinsurance performance obligations to various parties, including $447.4 million relating to the reinsurance transaction with Maiden Reinsurance Ltd. ("Maiden Re Bermuda"). As of June 30, 2020 and December 31, 2019, we had issued an aggregate amount of letters of credit under this facility of $594.1 million and $608.0 million, respectively.
$65.0 million Letter of Credit Facility
On August 4, 2020, we entered into a $65.0 million secured letter of credit facility agreement pursuant to which we issued a letter of credit in the amount of approximately $61.0 million to collateralize a portion of our reinsurance performance obligations relating to our novation transaction with Hannover Re, which we completed on August 6, 2020, as discussed in Note 3 - "Significant New Business" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations
The following table summarizes, as of June 30, 2020, our future payments under contractual obligations and estimated payments for losses and LAE and policy benefits by expected payment date and updates the table on page 89 of our Annual Report on Form 10-K for the year ended December 31, 2019. The table excludes short-term liabilities and includes only obligations that are expected to be settled in cash.

	Total	Less than or equal to 1 year	More than 1 year - less than or equal to 3 years	More than 3 years - less than or equal to 5 years	More than 5 years - less than or equal to 10 years	More than 10 years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and LAE (1)
Asbestos	$1,779.9	$154.8	$267.2	$220.2	$350.9	$786.8
Environmental	324.0	36.4	62.5	50.0	71.2	103.9
General Casualty	1,651.4	189.8	263.3	291.5	676.9	229.9
Workers' compensation/personal accident	2,116.1	173.2	281.5	338.9	478.5	844.0
Marine, aviation and transit	390.6	117.2	121.5	57.1	50.5	44.3
Construction defect	115.9	31.9	42.0	20.7	12.5	8.8
Professional indemnity/ Directors & Officers	990.3	205.5	261.2	155.0	239.1	129.5
Motor	995.5	328.6	371.1	78.7	78.4	138.7
Property	145.1	58.2	47.3	18.3	12.3	9.0
Other	403.7	110.7	87.8	53.4	63.7	88.1
Total Non-Life Run-off	8,912.5	1,406.3	1,805.4	1,283.8	2,034.0	2,383.0
Atrium	233.7	91.9	84.8	34.3	19.0	3.7
StarStone International (Non-U.S.)	1,303.9	446.5	463.8	205.6	151.9	36.1
Other	24.7	6.0	8.0	3.2	7.5	—
ULAE	368.1	69.1	87.2	52.6	62.5	96.7
Estimated gross reserves for losses and LAE (1)	10,842.9	2,019.8	2,449.2	1,579.5	2,274.9	2,519.5
Held for sale liabilities: StarStone U.S. gross reserves for losses and LAE(2)	838.7	246.5	292.0	153.6	109.7	36.9
Operating lease obligations(3)	48.5	11.2	16.6	10.7	8.0	2.0
Investing Activities
Investment commitments to private equity funds	544.7	266.7	197.1	49.6	31.3	—
Investment commitments to equity method investments	76.5	76.5	—	—	—	—
Financing Activities
Loan repayments (including estimated interest payments)	1,834.9	53.7	782.4	399.8	599.0	—
Total	$14,186.2	$2,674.4	$3,737.3	$2,193.2	$3,022.9	$2,558.4
(1)The reserves for losses and LAE represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above. The amounts in the above table represent our estimates of known liabilities as of June 30, 2020 and do not take into account corresponding reinsurance balance recoverable amounts that would be due to us. Furthermore, certain of the reserves included in the unaudited condensed consolidated financial statements as of June 30, 2020 were acquired by us and initially recorded at fair value with subsequent amortization, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.
(2) In connection with the sale of StarStone U.S. disclosed within Note 4 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations," these liabilities are classified as held-for-sale as at June 30, 2020. Our Non-life Run-off segment will be assuming these liabilities, together with the associated reinsurance asset, via a loss portfolio transfer reinsurance agreement which is expected to occur contemporaneously with the sale of StarStone U.S. in the second half of 2020, subject to regulatory and other closing conditions.
(3) The variance of $0.7 million between our operating lease obligations disclosure of $48.5 million included within our contractual obligations table above and our undiscounted total lease payments of $47.8 million disclosed within Note 21 - "Commitments and Contingencies", is attributable to lease liabilities related to our short-term leases which are not included in our lease disclosures in Note 21 and offsetting lease liabilities on premises we have sub-leased to third-parties and which are excluded from the operating lease obligations disclosure on the table above.

In addition to the contractual obligations in the table above, we also have the right to purchase the RNCI from the RNCI holders at certain times in the future (each such right, a "call right") and the RNCI holders have the right to sell their RNCI to us at certain times in the future (each such right, a "put right"). The RNCI rights are described in Note 20 - "Related Party Transactions" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
For additional information relating to our commitments and contingencies, see Note 21 - "Commitments and Contingencies" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements
At June 30, 2020, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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

Cautionary Statement Regarding Forward-Looking Statements
This quarterly report and the documents incorporated by reference herein contain statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our financial condition, results of operations, business strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of our management, as well as the markets for our securities and the insurance and reinsurance sectors in general. Statements that include words such as "estimate," "project," "plan," "intend," "expect," "anticipate," "believe," "would," "should," "could," "seek," "may" and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. All forward-looking statements are necessarily estimates or expectations, and not statements of historical fact, reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward looking statements should, therefore, be considered in light of various important factors, including those set forth in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2019. These factors include:
•risks associated with implementing our business strategies and initiatives;
•the adequacy of our loss reserves and the need to adjust such reserves as claims develop over time;
•risks relating to our acquisitions, including our ability to evaluate opportunities, successfully price acquisitions, address operational challenges, support our planned growth and assimilate acquired companies into our internal control system in order to maintain effective internal controls, provide reliable financial reports and prevent fraud;
•risks relating to our active underwriting businesses, including unpredictability and severity of catastrophic and other major loss events, failure of risk management and loss limitation methods, the risk of a ratings downgrade or withdrawal, and cyclicality of demand and pricing in the insurance and reinsurance markets;
•risks relating to the performance of our investment portfolio and our ability to structure our investments in a manner that recognizes our liquidity needs;
•changes and uncertainty in economic conditions, including interest rates, inflation, currency exchange rates, equity markets and credit conditions, which could affect our investment portfolio, our ability to finance future acquisitions and our profitability;
•risks relating to the evolving COVID-19 global pandemic and the significant disruption and economic and financial turmoil that has taken place as a result of government measures to protect public health;

•the risk that ongoing or future industry regulatory developments will disrupt our business, affect the ability of our subsidiaries to operate in the ordinary course or to make distributions to us, or mandate changes in industry practices in ways that increase our costs, decrease our revenues or require us to alter aspects of the way we do business;
•risks relating to the variability of statutory capital requirements and the risk that we may require additional capital in the future, which may not be available or may be available only on unfavorable terms;
•risks relating to the availability and collectability of our reinsurance;
•losses due to foreign currency exchange rate fluctuations;
•increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;
•emerging claim and coverage issues;
•lengthy and unpredictable litigation affecting the assessment of losses and/or coverage issues;
•loss of key personnel;
•the ability of our subsidiaries to distribute funds to us and the resulting impact on our liquidity;
•our ability to comply with covenants in our debt agreements;
•changes in our plans, strategies, objectives, expectations or intentions, which may happen at any time at management’s discretion;
•operational risks, including system, data security or human failures and external hazards;
•risks relating to our ability to obtain regulatory approvals, including the timing, terms and conditions of any such approvals, and to satisfy other closing conditions in connection with our acquisition agreements, which could affect our ability to complete acquisitions;
•risks relating to our subsidiaries with liabilities arising from legacy manufacturing operations;
•tax, regulatory or legal restrictions or limitations applicable to us or the insurance and reinsurance business generally;
•changes in tax laws or regulations applicable to us or our subsidiaries, or the risk that we or one of our non-U.S. subsidiaries become subject to significant, or significantly increased, income taxes in the United States or elsewhere;
•changes in Bermuda law or regulation or the political stability of Bermuda; and
•changes in accounting policies or practices.
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
The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, in our fixed maturity and short-term investments portfolio classified as trading and AFS, our funds held directly managed portfolio, our fixed income funds and our fixed income exchange-traded funds, and excludes investments classified as held for sale:

	Interest Rate Shift in Basis Points
As of June 30, 2020	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$10,036	$9,778	$9,512	$9,249	$9,014
Market Value Change from Base	5.5%	2.8%	—%	(2.8)%	(5.2)%
Change in Unrealized Value	$524	$266	$—	$(263)	$(498)

As of December 31, 2019	-100	-50	—	+50	+100
Total Market Value	$10,141	$9,893	$9,648	$9,415	$9,193
Market Value Change from Base	5.1%	2.5%	—%	(2.4)%	(4.7)%
Change in Unrealized Value	$493	$245	$—	$(233)	$(455)

Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities, short-term investments, funds held - directly managed and fixed income exchange-traded fund may be materially different from the resulting change in value indicated in the tables above.

The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in credit spreads assuming interest rates remain fixed, in our fixed maturity and short-term investments portfolio classified as trading and AFS, our funds held directly managed portfolio, our fixed income funds and our fixed income exchange-traded funds, and excludes investments classified as held for sale:

	Credit Spread Shift in Basis Points
As at June 30, 2020	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$9,512	$9,261	$9,022
Market Value Change from Base		(2.6)%	(5.2)%
Change in Unrealized Value		$(251)	$(490)

As at December 31, 2019	—	+50	+100
Total Market Value	$9,648	$9,429	$9,218
Market Value Change from Base		(2.3)%	(4.5)%
Change in Unrealized Value		$(219)	$(430)

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

Fixed Maturity and Short-Term Investments
As a holder of $8.8 billion of fixed maturity and short-term investments, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity investments of short-to-medium duration and mutual funds. A table of credit ratings for our fixed maturity and short-term investments is in Note 5 - "Investments" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. As of June 30, 2020, 38.6% of our fixed maturity and short-term investment portfolio was rated AA or higher by a major rating agency (December 31, 2019: 39.1%) with 3.3% rated lower than BBB- (December 31, 2019: 4.3%). The portfolio as a whole, including cash, restricted cash, fixed maturity and short term investments and funds held - directly managed, had an average credit quality rating of A+ as of June 30, 2020 (December 31, 2019: A+).
In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we believe we do not have significant concentrations of credit risk.
A summary of our fixed maturity and short-term investments by credit rating is as follows:

Credit rating	June 30, 2020	December 31, 2019	Change
AAA	26.0%	26.0%	—%
AA	12.6%	13.1%	(0.5)%
A	36.2%	34.5%	1.7%
BBB	21.6%	21.9%	(0.3)%
Non-investment grade	3.3%	4.3%	(1.0)%
Not rated	0.3%	0.2%	0.1%
Total	100.0%	100.0%

Average credit rating	A+	A+

Reinsurance Balances Recoverable
We have exposure to credit risk as it relates to our reinsurance balances recoverable on paid and unpaid losses. Our insurance subsidiaries remain liable to the extent that retrocessionaires do not meet their contractual obligations and, therefore, we evaluate and monitor concentration of credit risk among our reinsurers. A discussion of our reinsurance balances recoverable is in Note 7 - "Reinsurance Balances Recoverable on Paid and Unpaid Losses" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

Funds Held
Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds balance is credited with investment income and losses payable are deducted. We are subject to credit risk if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due. Our funds held are shown under two categories on the consolidated balance sheets, where funds held upon which we receive the underlying portfolio economics are shown as "Funds held - directly managed", and funds held where we receive a fixed crediting rate are shown as "Funds held by reinsured companies." Both types of funds held are subject to credit risk. We routinely monitor the creditworthiness of reinsured companies with whom we have funds held arrangements. As of June 30, 2020, we had a significant concentration of $965.5 million with one reinsured company which has financial strength credit ratings of A+ from A.M. Best and AA from Standard & Poor's.

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

	June 30, 2020	December 31, 2019	Change
	(in millions of U.S. dollars)
Publicly traded equity investments in common and preferred stocks	$274.4	$327.9	$(53.5)
Privately held equity investments in common and preferred stocks	271.0	265.8	5.2
Private equity funds	315.1	323.5	(8.4)
Equity funds	368.3	410.1	(41.8)
Call options on equity	—	0.1	(0.1)
Fair value of equities at risk	$1,228.8	$1,327.4	$(98.6)

Impact of 10% decline in fair value	$122.9	$132.7	$(9.8)

In addition to the above, as of June 30, 2020, we had investments of $1.8 billion (December 31, 2019: $1.1 billion) in hedge funds, included within our other investments, at fair value, that have exposure, among other items, to equity price risk.

Foreign Currency Risk
The table below summarizes our net exposures to foreign currencies:

	AUD	CAD	EUR	GBP	Other	Total
As of June 30, 2020	(in millions of U.S. dollars)
Total net foreign currency exposure	$(0.2)	$7.3	$(5.8)	$30.0	$(10.0)	$21.3
Pre-tax impact of a 10% movement of the U.S. dollar(1)	$—	$0.7	$(0.6)	$3.0	$(1.0)	$2.1

As of December 31, 2019
Total net foreign currency exposure	$20.2	$(10.6)	$12.9	$(11.9)	$0.6	$11.2
Pre-tax impact of a 10% movement of the U.S. dollar(1)	$2.0	$(1.1)	$1.3	$(1.2)	$0.1	$1.1
(1)Assumes 10% change in the U.S. dollar relative to other currencies.

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
The instruments we use to manage foreign currency risk are discussed in Note 6 - "Derivatives and Hedging Instruments" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. To the extent our foreign currency exposure is not matched or hedged, we may experience foreign exchange losses or gains, which would be reflected in our consolidated results of operations and financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2020. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of legal proceedings, see Note 21 - "Commitments and Contingencies" in the notes to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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
The ongoing COVID-19 pandemic has caused significant disruption to the economy and financial markets globally, and the full extent of the potential impacts of COVID-19 are not yet known. Our results of operations, financial condition, and liquidity and capital resources have been adversely impacted by the COVID-19 pandemic, and the future impact of the pandemic is difficult to predict. In particular, we believe we are subject to the following risks related to the COVID-19 pandemic:
•Investments. Due in large part to the uncertainty caused by the COVID-19 pandemic in global financial markets, our investment portfolio has experienced significant volatility. In the first quarter of 2020, we experienced significant unrealized losses (largely due to widening credit spreads on fixed income investments and changes in the fair value of our equity investments), heightened credit risk, and declines in yields on our fixed income investments. Although these unrealized losses reversed during the second quarter, our investment portfolios may continue to experience significant volatility and could be adversely impacted by unfavorable market conditions caused by the COVID-19 pandemic, which could cause continued volatility in our results of operations and negatively impact our financial condition.
•Debt and Equity Financing. As a result of the economic conditions caused by the COVID-19 pandemic, capital and credit markets continue to experience volatility that could negatively impact our ability to raise additional capital through the debt or equity markets or through bank or other debt financing. If we are unable obtain adequate capital on suitably attractive terms, or at all, we may be unable to implement our future growth or operating plans and our business, financial condition, and results of operations could be materially adversely affected.
•Liquidity. Due to the change in fair value of our investments caused by the COVID-19 pandemic, we and our insurance and reinsurance subsidiaries may need additional capital to maintain compliance with regulatory capital requirements and/or be required to post additional collateral under existing reinsurance arrangements, which could reduce our liquidity. Due to current market conditions, we may not be able to secure letters of credit to satisfy certain of our existing collateral obligations, including through the extension or renewal of existing facilities, or such letters of credit may only be available on unfavorable terms. In addition, we may experience a reduction in the amount of available distribution or dividend capacity from our regulated insurance and reinsurance subsidiaries, which would also reduce liquidity.
•Acquisitions and New Business. Our ability to complete acquisitions of companies and portfolios of insurance and reinsurance business in our Non-life Run-off segment may be adversely impacted by circumstances created by the COVID-19 pandemic, including as a result of the limited availability of external financing or funding to acquire new business, the willingness of counterparties to engage in transactions in light of uncertain economic conditions or financial stress, and the additional scrutiny of regulators whose approval is required to complete transactions due to the uncertain economic conditions, as well as other factors that we are unable to predict.
•Active Underwriting Segments. We have experienced underwriting losses relating to the COVID-19 pandemic in our Atrium and StarStone segments across various lines of business. Although we have established reserves against these losses as of June 30, 2020, given the uncertainty surrounding the COVID-19 pandemic and its impact on the insurance industry, our preliminary estimates of losses and loss adjustment expenses and estimates of reinsurance recoverable arising from the COVID-19 pandemic may materially change. Unanticipated issues relating to claims and coverage may emerge, which could adversely affect our business by increasing the scope of coverage beyond our intent and/or increasing the frequency and severity of claims.

•Operational Disruptions. We rely on the continued productivity of our senior executive team, our employees, and our agents, brokers, third party administrators, suppliers and outsourcing providers to carry out our operations. If any of these people are unable to continue to work productively, or at all, due to illness, government restrictions, remote working conditions, or other disruptions related to the COVID-19 pandemic, our ability to conduct our operations may be adversely affected. In addition, like many other companies, the vast majority of our employees are working remotely, and we are therefore more dependent on our information technology systems and the continued access by our employees and service providers to reliable internet and telecommunications systems. We will be adversely affected if these systems do not function effectively or are disrupted due to heightened demand, cybersecurity attacks and data security incidents, or for any other related reason. These types of operational disruptions that impact our people and/or systems and others we may not foresee, would negatively impact our ability to settle claims efficiently, complete acquisitions, integrate our acquired businesses, manage our investments, or otherwise conduct our business.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about ordinary shares acquired by the Company during the three months ended June 30, 2020.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Program
April 1, 2020 - April 30, 2020	—	$—	$—	$—
May 1, 2020 - May 31, 2020	—	$—	$—	$—
June 1, 2020 - June 30, 2020	2,163	$157.58	$—	$—
	2,163		—	$—
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

10.1
Second Amendment to Letter of Credit Facility Agreement, dated as of June 3, 2020, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, London Branch, National Australia Bank Limited, The Bank of Nova Scotia and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 9, 2020).

10.2
Stock Purchase Agreement, dated as of June 10, 2020, by and among StarStone Finance Limited, Core Specialty Insurance Holdings, Inc. and North Bay Holdings Limited (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 11, 2020).

10.3	Transition Agreement, dated July 17, 2020, by and between Enstar Group Limited and Guy Bowker (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 17, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
________________________________
*  filed herewith
** furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 10, 2020.

ENSTAR GROUP LIMITED

By:	/S/ GUY BOWKER
Guy Bowker Chief Financial Officer, Authorized Signatory, Principal Financial Officer and Principal Accounting Officer