Form 10-Q
period 2020-09-30
Enstar Group LTD
filed 2020-11-06
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As at November 4, 2020, the registrant had outstanding 18,564,268 voting ordinary shares and 3,509,682 non-voting convertible ordinary shares, each par value $1.00 per share.

Enstar Group Limited
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2020

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2020 (unaudited) and December 31, 2019

	September 30, 2020	December 31, 2019
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$7,133	$51,490
Short-term investments, available-for-sale, at fair value (amortized cost: 2020 — $278,221; 2019 — $128,311; net of allowance: 2020 — $nil)	278,175	128,335
Fixed maturities, trading, at fair value	4,999,642	6,143,335
Fixed maturities, available-for-sale, at fair value (amortized cost: 2020 — $2,837,359; 2019 — $1,537,815; net of allowance: 2020 — $912)	2,883,472	1,538,052
Funds held - directly managed	1,066,639	1,187,552
Equities, at fair value	653,159	726,721
Other investments, at fair value	3,704,870	2,518,031
Equity method investments	516,795	326,277
Total investments (Note 5 and Note 11)	14,109,885	12,619,793
Cash and cash equivalents	640,601	624,472
Restricted cash and cash equivalents	556,721	346,877
Premiums receivable	450,977	491,511
Deferred tax assets (Note 19)	157,827	155,793
Reinsurance balances recoverable on paid and unpaid losses (net of allowance: 2020 — $135,117) (Note 7)	1,338,495	1,485,616
Reinsurance balances recoverable on paid and unpaid losses, at fair value (Note 7 and Note 11)	543,161	695,518
Insurance balances recoverable (net of allowance: 2020 — $5,907) (Note 10)	365,288	448,855
Funds held by reinsured companies	657,490	475,732
Deferred acquisition costs	52,899	116,513
Goodwill and intangible assets (Note 13)	62,959	191,568
Other assets	677,797	699,081
Assets held-for-sale (Note 4)	2,156,488	1,474,770
TOTAL ASSETS	$21,770,588	$19,826,099

LIABILITIES
Losses and loss adjustment expenses (Note 9)	$7,878,206	$7,247,282
Losses and loss adjustment expenses, at fair value (Note 9 and Note 11)	2,422,678	2,621,122
Defendant asbestos and environmental liabilities (Note 10)	754,037	847,685
Unearned premiums	335,336	533,692
Insurance and reinsurance balances payable	581,615	420,546
Deferred tax liabilities (Note 19)	6,493	16,074
Debt obligations (Note 14)	1,447,908	1,191,207
Other liabilities	478,888	444,818
Liabilities held-for-sale (Note 4)	1,653,343	1,208,531
TOTAL LIABILITIES	15,558,504	14,530,957

COMMITMENTS AND CONTINGENCIES (Note 21)

REDEEMABLE NONCONTROLLING INTEREST (Note 15)	376,731	438,791

SHAREHOLDERS’ EQUITY (Note 16)
Ordinary shares (par value $1 each, issued and outstanding 2020: 22,069,444; 2019: 21,511,505):
Voting Ordinary shares (issued and outstanding 2020: 18,559,762; 2019: 18,001,823)	18,560	18,002
Non-voting convertible ordinary Series C Shares (issued and outstanding 2020 and 2019: 2,599,672)	2,600	2,600
Non-voting convertible ordinary Series E Shares (issued and outstanding 2020 and 2019: 910,010)	910	910
Preferred Shares:
Series C Preferred Shares (issued and held in treasury 2020 and 2019: 388,571)	389	389
Series D Preferred Shares (issued and outstanding 2020 and 2019: 16,000)	400,000	400,000
Series E Preferred Shares (issued and outstanding 2020 and 2019: 4,400)	110,000	110,000
Treasury shares, at cost (Series C Preferred shares 2020 and 2019: 388,571)	(421,559)	(421,559)
Joint Share Ownership Plan (voting ordinary shares, held in trust 2020: 565,630)	(566)	—
Additional paid-in capital	1,832,130	1,836,778
Accumulated other comprehensive income	61,873	7,171
Retained earnings	3,816,548	2,887,892
Total Enstar Shareholders’ Equity	5,820,885	4,842,183
Noncontrolling interest (Note 15)	14,468	14,168
TOTAL SHAREHOLDERS’ EQUITY	5,835,353	4,856,351
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	$21,770,588	$19,826,099
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$161,724	$175,802	$463,946	$618,711
Fees and commission income	10,787	6,437	28,325	18,931
Net investment income	72,130	81,502	241,287	231,424
Net realized and unrealized gains	500,005	145,060	838,552	858,489
Other income	48,404	822	67,761	15,368
	793,050	409,623	1,639,871	1,742,923
EXPENSES
Net incurred losses and loss adjustment expenses	109,686	163,258	339,678	566,111
Acquisition costs	37,708	33,310	132,818	162,192
General and administrative expenses	115,828	97,365	359,086	296,304
Interest expense	15,003	14,950	42,436	39,022
Net foreign exchange (gains) losses	8,156	(13,665)	1,375	(20,097)
	286,381	295,218	875,393	1,043,532
EARNINGS BEFORE INCOME TAXES	506,669	114,405	764,478	699,391
Income tax expense	(13,915)	(13,465)	(25,295)	(25,265)
Earnings from equity method investments	149,065	17,703	152,725	44,188
NET EARNINGS FROM CONTINUING OPERATIONS	641,819	118,643	891,908	718,314
NET EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	4,031	7,916	810	12,041
NET EARNINGS	645,850	126,559	892,718	730,355
Net (earnings) loss attributable to noncontrolling interest	(21,912)	109	30,802	4,970
NET EARNINGS ATTRIBUTABLE TO ENSTAR	623,938	126,668	923,520	735,325
Dividends on preferred shares	(8,925)	(8,925)	(26,775)	(26,989)
NET EARNINGS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$615,013	$117,743	$896,745	$708,336

Earnings per ordinary share attributable to Enstar:
Basic:
Net earnings from continuing operations	$28.39	$5.26	$41.56	$32.65
Net earnings from discontinued operations	0.11	0.22	0.02	0.33
Net earnings per ordinary share	$28.50	$5.48	$41.58	$32.98
Diluted:
Net earnings from continuing operations	$28.13	$5.21	$41.12	$32.25
Net earnings from discontinued operations	0.11	0.21	0.02	0.33
Net earnings per ordinary share	$28.24	$5.42	$41.14	$32.58
Weighted average ordinary shares outstanding:
Basic	21,578,106	21,488,216	21,564,447	21,476,586
Diluted	21,778,729	21,720,497	21,799,627	21,741,499

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the Three and Nine Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(expressed in thousands of U.S. dollars)
NET EARNINGS	$645,850	$126,559	$892,718	$730,355

Other comprehensive income (loss), net of income taxes:
Unrealized gains (losses) on fixed income available-for-sale investments arising during the period	21,198	(267)	74,969	4,640
Reclassification adjustment for change in allowance for credit losses recognized in net earnings	(2,379)	—	71	—
Reclassification adjustment for net realized losses included in net earnings	(9,488)	(34)	(13,498)	(4,191)
Unrealized gains (losses) arising during the period, net of reclassification adjustments	9,331	(301)	61,542	449
Cumulative currency translation adjustment	1,891	(2,551)	—	(4,390)
Increase in defined benefit pension liability	—	(952)	—	(952)
Total other comprehensive income (loss)	11,222	(3,804)	61,542	(4,893)

Comprehensive income	657,072	122,755	954,260	725,462
Comprehensive (income) loss attributable to noncontrolling interest	(22,546)	206	23,962	4,912
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR	$634,526	$122,961	$978,222	$730,374

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
For the Three and Nine Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(expressed in thousands of U.S. dollars)
Share Capital — Voting Ordinary Shares
Balance, beginning of period	$18,635	$17,975	$18,002	$17,950
Issue of shares	6	6	732	31
Shares repurchased	(81)	—	(174)	—
Balance, end of period	$18,560	$17,981	$18,560	$17,981
Share Capital — Non-Voting Convertible Ordinary Series C Shares
Balance, beginning and end of period	$2,600	$2,600	$2,600	$2,600
Share Capital — Non-Voting Convertible Ordinary Series E Shares
Balance, beginning and end of period	$910	$910	$910	$910
Share Capital — Series C Convertible Participating Non-Voting Preferred Shares
Balance, beginning and end of period	$389	$389	$389	$389
Share Capital — Series D Preferred Shares
Balance, beginning and end of period	$400,000	$400,000	$400,000	$400,000
Share Capital — Series E Preferred Shares
Balance, beginning and end of period	$110,000	$110,000	$110,000	$110,000
Treasury Shares (Series C Preferred Shares)
Balance, beginning and end of period	$(421,559)	$(421,559)	$(421,559)	$(421,559)
Joint Share Ownership Plan — Voting Ordinary Shares, Held in Trust
Balance, beginning of period	$(566)	$—	$—	$—
Issue of shares	—	—	(566)	—
Balance, end of period	$(566)	$—	$(566)	$—
Additional Paid-in Capital
Balance, beginning of period	$1,835,115	$1,822,202	$1,836,778	$1,804,664
Issue of voting ordinary shares	503	576	(857)	1,497
Shares repurchased	(12,782)	—	(25,215)	—
Amortization of share-based compensation	9,294	7,729	21,424	24,346
Balance, end of period	$1,832,130	$1,830,507	$1,832,130	$1,830,507
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$51,285	$9,196	$7,171	$10,440
Currency translation adjustment
Balance, beginning of period	6,824	9,147	8,548	10,986
Change in currency translation adjustment	2,477	(2,560)	753	(4,399)
Balance, end of period	9,301	6,587	9,301	6,587
Defined benefit pension liability
Balance, beginning of period	(945)	(987)	(945)	(987)
Change in defined benefit pension liability	—	(951)	—	(951)
Balance, beginning and end of period	(945)	(1,938)	(945)	(1,938)
Unrealized gains (losses) on available-for-sale investments
Balance, beginning of period	45,406	1,036	(432)	441
Change in unrealized gains (losses) on available-for-sale investments	8,111	(195)	53,949	400
Balance, end of period	53,517	841	53,517	841
Balance, end of period	$61,873	$5,490	$61,873	$5,490
Retained Earnings
Balance, beginning of period	$3,190,104	$2,573,117	$2,887,892	$1,976,539
Net earnings	645,850	126,559	892,718	730,355
Net (earnings) loss attributable to noncontrolling interest	(21,912)	109	30,802	4,970
Dividends on preferred shares	(8,925)	(8,925)	(26,775)	(26,989)
Change in redemption value of redeemable noncontrolling interests	11,431	622	38,059	6,607
Cumulative effect of change in accounting principle	—	—	(6,148)	—
Balance, end of period	$3,816,548	$2,691,482	$3,816,548	$2,691,482
Noncontrolling Interest (excludes Redeemable Noncontrolling Interest)
Balance, beginning of period	$13,553	$12,609	$14,168	$12,056
Purchase of noncontrolling shareholders' interest in subsidiaries	—	—	—	(47)
Net earnings (loss) attributable to noncontrolling interest	915	81	300	681
Balance, end of period	$14,468	$12,690	$14,468	$12,690
Total Shareholders' Equity	$5,835,353	$4,650,490	$5,835,353	$4,650,490
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020	2019
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings	$892,718	$730,355
Net earnings from discontinued operations, net of income taxes	(810)	(12,041)
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Realized gains on sale of investments	(114,894)	(49,243)
Unrealized gains on investments	(723,658)	(809,246)
Depreciation and other amortization	42,210	23,652
Earnings from equity method investments	(152,725)	(44,188)
Sales and maturities of trading securities	2,778,993	4,133,200
Purchases of trading securities	(1,531,190)	(3,876,661)
Other non-cash items	20,847	26,098
Changes in:
Reinsurance balances recoverable on paid and unpaid losses	266,289	(207,579)
Funds held by reinsured companies	(211,850)	(48,814)
Losses and loss adjustment expenses	697,516	474,707
Defendant asbestos and environmental liabilities	(93,648)	(22,957)
Insurance and reinsurance balances payable	172,358	38,382
Unearned premiums	(106,748)	(21,999)
Premiums receivable	(18,950)	195,751
Other operating assets and liabilities	187,572	(99,849)
Net cash flows provided by operating activities	2,104,030	429,568
INVESTING ACTIVITIES:
Sales and maturities of available-for-sale securities	1,673,800	100,154
Purchase of available-for-sale securities	(3,125,184)	(363,221)
Purchase of other investments	(812,586)	(731,588)
Proceeds from other investments	282,330	460,554
Purchase of equity method investments	(33,000)	(38,403)
Other investing activities	3,606	(1,204)
Net cash flows used in investing activities	(2,011,034)	(573,708)
FINANCING ACTIVITIES:
Dividends on preferred shares	(26,775)	(26,989)
Dividends paid to redeemable noncontrolling interest	—	(11,556)
Purchase of noncontrolling shareholders' interest in subsidiaries	—	(47)
Repurchase of shares	(25,390)	—
Receipt of loans	858,788	1,070,808
Repayment of loans	(604,000)	(722,574)
Net cash flows provided by financing activities	202,623	309,642
DISCONTINUED OPERATIONS CASH FLOWS:
Net cash flows provided by operating activities	114,024	210,666
Net cash flows used in investing activities	(134,759)	(5,332)
Net cash flows from discontinued operations	(20,735)	205,334
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	1,727	(12,507)
NET INCREASE IN CASH AND CASH EQUIVALENTS	276,611	358,329
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	971,349	901,996
NET CHANGE IN CASH OF BUSINESSES HELD FOR SALE	(50,638)	(205,333)
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,197,322	$1,054,992

Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$15,870	$(271)
Interest paid	$37,275	$33,742

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	640,601	557,677
Restricted cash and cash equivalents	556,721	497,315
Cash, cash equivalents and restricted cash	$1,197,322	$1,054,992
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

Recently Issued Accounting Pronouncements Not Yet Adopted
Note 2 - "Significant Accounting Policies" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019 describes accounting pronouncements that were not adopted as of December 31, 2019. Those pronouncements have not yet been adopted unless discussed above in "New Accounting Standards Adopted in 2020." In addition, we are yet to adopt the following accounting pronouncements that the FASB issued during and subsequent to the nine months ended September 30, 2020.
ASU 2020-09 – Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762
In October 2020, the FASB issued ASU 2020-09, which amends and supersedes various SEC paragraphs in ASC 270, ASC 460, ASC 470 and ASC 505 pursuant to the issuance of the SEC's Release No. 33-10762. Through Release No. 33-10762, the SEC made amendments to the financial disclosure requirements in Regulation S-X for guarantors and issuers of guaranteed securities registered or being registered, and issuers’ affiliates whose securities collateralize securities registered or being registered, to improve those requirements for both investors and registrants. The changes made by the SEC are intended to provide investors with material information given the specific facts and circumstances, make the disclosures easier to understand, and reduce the costs and burdens to registrants. In addition, by reducing the costs and burdens of compliance, issuers may be encouraged to offer guaranteed or collateralized securities on a registered basis, thereby affording investors protection they may not be provided in offerings conducted on an unregistered basis. Finally, by making it less burdensome and less costly for issuers to include guarantees or pledges of affiliate securities as collateral when they structure debt offerings, the revisions may increase the number of registered offerings that include these credit enhancements, which could result in a lower cost of capital and an increased level of investor protection.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The amended rules in Release No. 33-10762 are effective on January 4, 2021 although early compliance is permitted, hence we elected early compliance with the new rules. Because the amendments made by the FASB in this ASU are to ensure alignment of the relevant SEC paragraphs in ASC 270, ASC 460, ASC 470 and ASC 505 with the amended rules in Release No. 33-10762, the amendments made by the FASB to these SEC paragraphs will not have a material impact on our disclosures, since we already elected early compliance with the amended rules in Release No. 33-10762.
ASU 2020-08 – Codification Improvements to Subtopic 310-20 - Receivables - Nonrefundable Fees and Other Costs
In October 2020, the FASB issued ASU 2020-08 to clarify that an entity should re-evaluate whether a callable debt security is within the scope of ASC 310-20-35-33 during each reporting period. All entities are required to apply the amendments in this ASU on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities.
The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2020, and early adoption is not permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and the related disclosures.
ASU 2020-06 – Accounting for Convertible Instruments and Contracts in an Entity's Own Equity
In August 2020, the FASB issued ASU 2020-06, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity's own equity. For convertible instruments, the ASU eliminates two of the three accounting models in ASC 470-20 that require separate accounting for embedded conversion features. The ASU also simplifies an issuer's application of the derivatives scope exception in ASC 815-40 for contracts in its own equity and removes some of the conditions that preclude a freestanding contract from being classified in equity, thereby allowing more of such contracts to qualify for equity classification.
The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2021 and, although early adoption is permitted, the amendments may not be adopted earlier than during interim and annual reporting periods beginning after December 15, 2020. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and the related disclosures.

2. ACQUISITIONS
Morse TEC
On October 30, 2019, we completed the acquisition of Morse TEC LLC ("Morse TEC"). For further details, refer to Note 3 - "Acquisitions" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

3. SIGNIFICANT NEW BUSINESS

Hannover Re
On August 6, 2020, we completed a novation agreement with Hannover Reück SE and an affiliate (“Hannover Re”), pursuant to which we assumed certain legacy asbestos, environmental and workers' compensation exposures. In the transaction, we assumed loss reserves of $209.7 million in exchange for net novation consideration of $182.5 million. We elected the fair value option for this novation agreement and recorded an initial fair value adjustment of $27.2 million on the assumed loss reserves. Refer to Note 11 - "Fair Value Measurements" for a description of the fair value process and the assumptions made.

Munich Re
On July 1, 2020, we completed a business transfer transaction with Great Lakes Insurance SE and HSB Engineering Insurance Limited, both subsidiaries of Munich Reinsurance Company ("Munich Re"), pursuant to which we assumed certain portfolios from their Australian branches. In the transaction, we assumed net loss reserves of AUD$142.2 million ($98.0 million), which primarily relate to public and products liability, property and engineering exposures, in exchange for net consideration of an equal amount.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
AXA Group
On June 1, 2020, we completed a loss portfolio transfer reinsurance agreement with AXA XL, a division of AXA SA, to reinsure specified legacy construction general liability multi-year policies. We assumed gross loss reserves of $179.7 million, which was equal to the net reinsurance premium consideration received in the transaction. In addition, we provided additional collateral of $24.5 million to support our obligations to AXA XL per the terms of the reinsurance agreement. Effective October 1, 2020, we have ceded 10% of this transaction to Enhanzed Reinsurance Ltd. ("Enhanzed Re"), in which we have an investment, on the same terms and conditions as those received by Enstar.

Aspen
On June 1, 2020, we completed an adverse development cover reinsurance transaction with Aspen Insurance Holdings Limited. In the transaction, we assumed $781.6 million of gross reserves for losses incurred on or prior to December 31, 2019 on a diversified mix of property, liability and specialty lines of business across the U.S., U.K. and Europe, in exchange for reinsurance premium consideration of $770.0 million and recorded a deferred charge asset of $11.7 million. Pursuant to the agreement, we provide $770.0 million of cover in excess of a $3.8 billion retention, and an additional $250.0 million of cover in excess of a $4.8 billion retention.

Lyft
On March 31, 2020, we entered into a novation agreement with affiliates of Lyft, Inc. (“Lyft”) and certain underwriting companies of Zurich North America (“Zurich”). In the transaction, in exchange for premium consideration of $465.0 million, we reinsured legacy automobile business underwritten by Zurich between October 1, 2015 and September 30, 2018 and which previously had been reinsured by Lyft’s wholly owned subsidiary, Pacific Valley Insurance Company ("PVIC"). Under a separate but related agreement, PVIC provides retrocession reinsurance coverage to us on the Lyft business reinsured in excess of an $816.0 million limit. The transaction was effective on March 31, 2020.

4. DIVESTITURES, HELD-FOR-SALE BUSINESSES AND DISCONTINUED OPERATIONS

Atrium Exchange Transaction
On August 13, 2020, we announced an exchange transaction with Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. (collectively, the "Trident V Funds") managed by Stone Point Capital LLC ("Stone Point"). As part of the exchange, we entered into a recapitalization agreement with the Trident V Funds, Dowling Capital Partners I, L.P. and Capital City Partners LLC (collectively, the "Dowling Funds"), North Bay Holdings Limited ("North Bay"), and StarStone Specialty Holdings Limited ("SSHL").
Enstar currently owns an indirect 59.0% interest in North Bay and the Trident V Funds and the Dowling Funds currently own 39.3% and 1.7%, respectively. North Bay owns 100.0% of SSHL, the holding company for the StarStone group, which includes StarStone's U.S. operations, including StarStone U.S. Holdings, Inc. and its subsidiaries ("StarStone U.S.") and its non-U.S. operations ("StarStone International"). North Bay also owns approximately 92.1% of Northshore Holdings Limited ("Northshore"), the holding company that owns Atrium Underwriting Group Limited and its subsidiaries (collectively, "Atrium") and Arden Reinsurance Company Ltd. ("Arden"). The remaining share ownership of Northshore is held on behalf of certain Atrium employees.
Pursuant to the terms of the recapitalization agreement, we agreed to exchange a portion of our indirect interest in Northshore for all of the Trident V Funds’ indirect interest in StarStone U.S. (the “Exchange Transaction”). The Exchange Transaction is conditioned on the closing of the sale of StarStone U.S. to Core Specialty Insurance Holdings, Inc. ("Core Specialty"), as described further below, and is subject to regulatory approval and other closing conditions. The exchange transaction is expected to close in the first quarter of 2021.
Upon completion of the sale of StarStone U.S. to Core Specialty and the Exchange Transaction with the Trident V Funds, we expect to own indirectly approximately 26.1% of Core Specialty, which will then own StarStone U.S., and approximately 11.0% of Northshore, which will continue to own Atrium and Arden. Our ultimate ownership in Northshore at the closing of the Exchange Transaction may vary based on, among other things, the final valuation of StarStone U.S. in its sale to Core Specialty and if, and to the extent, certain employees of Atrium elect to defer the payout of certain long-term equity awards. Upon the closing of the Exchange Transaction, the Trident V Funds

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
will not own any interest in Core Specialty and are expected to own approximately 80.0% of Northshore, and the Dowling Funds will own approximately 0.5% of Core Specialty and retain their approximately 1.6% interest in Northshore. The Exchange Transaction will have no impact on the ultimate ownership of SSHL, which will own StarStone International, with us, the Trident V Funds and the Dowling Funds retaining our and their current ownership interests in SSHL of 59.0%, 39.3% and 1.7%, respectively.
Upon completion of the Exchange Transaction, our investment in Northshore will be accounted for as a privately held equity investment and will be carried at fair value.
We have classified the assets and liabilities of Northshore as held-for-sale as of September 30, 2020. The impending disposal of Enstar's majority equity interest in Northshore does not represent a strategic shift that will have a major effect on our operations and financial results, and therefore the disposal is not reported as a discontinued operation during the current or prior periods. The following table summarizes the components of Northshore's assets and liabilities held-for-sale on our consolidated balance sheets as of September 30, 2020:

September 30, 2020
ASSETS
Short-term investments, available-for-sale, at fair value	$1,852
Fixed maturities, trading, at fair value	154,325
Fixed maturities, available-for-sale, at fair value	9,252
Equities, at fair value	18,120
Other investments, at fair value	87,795
Total investments	271,344
Cash and cash equivalents	61,221
Restricted cash and cash equivalents	10,152
Premiums receivable	59,484
Deferred tax assets	97
Reinsurance balances recoverable on paid and unpaid losses	30,673
Funds held by reinsured companies	30,092
Deferred acquisition costs	24,522
Goodwill and intangible assets	115,085
Other assets	48,308
TOTAL ASSETS HELD-FOR-SALE	$650,978

LIABILITIES
Losses and loss adjustment expenses	$248,532
Unearned premiums	91,608
Insurance and reinsurance balances payable	10,916
Deferred tax liabilities	14,010
Other liabilities	66,020
TOTAL LIABILITIES HELD-FOR-SALE	$431,086

NET ASSETS HELD-FOR-SALE	$219,892
As of September 30, 2020, included in the table above were restricted investments of $117.6 million.
The unrealized gains (losses) on AFS investments in accumulated other comprehensive income (loss) ("AOCI"), a component of shareholders' equity, included ($0.3) million as at September 30, 2020 related to Northshore. Upon completion of the Exchange Transaction, the balance at closing will be included in earnings as a component of the gain on sale.

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
The closing of the transaction is subject to regulatory approvals and other closing conditions and is expected to occur in the fourth quarter of 2020.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
StarStone U.S. comprises a substantial portion of the StarStone segment. We have classified the assets and liabilities of StarStone U.S. as held-for-sale as of September 30, 2020. The following table summarizes the components of StarStone U.S.'s assets and liabilities held-for-sale on our consolidated balance sheets as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019 (1)
ASSETS
Fixed maturities, trading, at fair value	$140,124	$202,994
Fixed maturities, available-for-sale, at fair value	525,842	375,337
Equities, at fair value	5,494	3,000
Other investments, at fair value	6,864	6,389
Total investments	678,324	587,720
Cash and cash equivalents	54,303	78,613
Restricted cash and cash equivalents	9,390	5,815
Premiums receivable	105,339	99,367
Deferred tax assets	14,890	15,191
Reinsurance balances recoverable on paid and unpaid losses	477,739	530,604
Funds held by reinsured companies	29,678	35,861
Deferred acquisition costs	32,071	36,992
Goodwill and intangible assets	24,900	24,900
Other assets	78,876	59,707
TOTAL ASSETS HELD-FOR-SALE	$1,505,510	$1,474,770

LIABILITIES
Losses and loss adjustment expenses	$830,456	$836,761
Unearned premiums	217,375	218,166
Insurance and reinsurance balances payable	49,822	22,453
Other liabilities	124,604	131,151
TOTAL LIABILITIES HELD-FOR-SALE	$1,222,257	$1,208,531

NET ASSETS HELD-FOR-SALE	$283,253	$266,239
(1) In accordance with U.S. GAAP, the assets and liabilities of StarStone U.S. as of December 31, 2019 have been reclassified to held-for-sale as a result of the business qualifying as a discontinued operation.
As of September 30, 2020 and December 31, 2019, included in the table above were restricted investments of $146.5 million and $131.0 million, respectively.

The unrealized gains (losses) on AFS investments balance in accumulated other comprehensive income (loss) ("AOCI"), a component of shareholders' equity, included $16.1 million and $(1.0) million as at September 30, 2020 and December 31, 2019, respectively, related to StarStone U.S. Upon completion of the sale, the balance at closing will be included in earnings as a component of the gain on sale.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The StarStone U.S. business qualifies as a discontinued operation. The following table summarizes the components of net earnings (loss) from discontinued operations, net of income taxes, related to StarStone U.S., on the consolidated statements of earnings for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
INCOME
Net premiums earned	$75,414	$94,523	$241,363	$263,464
Fees and commission income	—	150	—	515
Net investment income	3,649	3,970	11,063	11,831
Net realized and unrealized gains	1,910	3,125	2,757	20,198
Other income	55	4	80	10
	81,028	101,772	255,263	296,018
EXPENSES
Net incurred losses and loss adjustment expenses	44,939	59,159	157,648	185,048
Acquisition costs	14,776	16,972	47,570	48,733
General and administrative expenses	16,675	16,558	47,404	47,213
Interest expense	535	—	1,715	1,355
Net foreign exchange (gains) losses	(3)	34	(5)	29
	76,922	92,723	254,332	282,378
EARNINGS (LOSS) BEFORE INCOME TAXES	4,106	9,049	931	13,640
Income tax benefit (expense)	(75)	(1,133)	(121)	(1,599)
NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	$4,031	$7,916	$810	$12,041
Net loss (earnings) from discontinued operations attributable to noncontrolling interest	(1,654)	(3,247)	(332)	(4,939)
NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$2,377	$4,669	$478	$7,102

The following table presents the cash flows of StarStone U.S. for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Operating activities	$114,024	$210,666
Investing activities	(134,759)	(5,332)
Change in cash and restricted cash of business held-for-sale	$(20,735)	$205,334

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Intercompany transactions between StarStone U.S. (Discontinued Operations) and Continuing Operations
The table below presents a summary of the total income and expenses recognized in continuing operations for the three and nine months ended September 30, 2020 and 2019, relating to intercompany transactions, primarily intragroup reinsurances, between StarStone U.S. and our other subsidiaries:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total income	$1,709	$3,373	$9,072	$8,082
Total expenses (income)	(1,783)	(4,582)	(16,682)	41,884
Net earnings (loss)	$3,492	$7,955	$25,754	$(33,802)

Run-off of StarStone International (non-U.S.)
On June 10, 2020, we also announced that we placed StarStone International into an orderly run-off (the "StarStone International Run-Off"). The liabilities associated with the StarStone International Run-Off vary in duration, and the run-off is expected to occur over a number of years. Steps to reduce the size of StarStone International's operations have begun and will involve several phases to occur over time. As a result, we cannot anticipate with certainty the expected completion date of the StarStone International Run-Off.
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
Recent developments relating to StarStone International include:
•On October 14, 2020, we completed the sale of Vander Haeghen & Co. SA ("VdH"), a Belgium-based insurance agency majority owned by two StarStone International entities, for a purchase price of €3.8 million ($4.5 million). We expect to recognize a gain on the sale of $3.6 million in the fourth quarter of 2020.
•On October 2, 2020, StarStone International sold the renewal rights for its financial lines portfolio for consideration of approximately $0.5 million.

Reconciliation to the Consolidated Balance Sheet
The following table provides a reconciliation of the assets and liabilities of Northshore and StarStone U.S. held-for-sale on our consolidated balance sheet:

September 30, 2020
Assets held-for-sale:
Northshore (Atrium and Arden Re)	$650,978
StarStone U.S.	1,505,510
Total	$2,156,488

Liabilities held-for-sale:
Northshore (Atrium and Arden Re)	$431,086
StarStone U.S.	1,222,257
Total	$1,653,343

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

Short-Term and Fixed Maturity Investments

Asset Types
The fair values of the underlying asset categories comprising our short-term and fixed maturity investments classified as trading and AFS and the fixed maturity investments included within our funds held - directly managed balance were as follows:

	September 30, 2020
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Fixed maturities, funds held - directly managed	Total
U.S. government and agency	$3,399	$252,449	$148,378	$298,140	$87,264	$789,630
U.K. government	—	—	71,803	42,974	—	114,777
Other government	2,872	—	327,406	136,130	24,039	490,447
Corporate	862	25,726	3,474,857	1,653,722	524,742	5,679,909
Municipal	—	—	79,296	30,806	51,737	161,839
Residential mortgage-backed	—	—	157,773	293,811	77,655	529,239
Commercial mortgage-backed	—	—	382,735	228,207	232,177	843,119
Asset-backed	—	—	357,394	199,682	56,587	613,663
Total fixed maturity and short-term investments	$7,133	$278,175	$4,999,642	$2,883,472	$1,054,201	$9,222,623

	December 31, 2019
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Fixed maturities, funds held - directly managed	Total
U.S. government and agency	$—	$111,583	$208,296	$269,661	$106,537	$696,077
U.K. government	24,411	1,069	122,012	14,280	—	161,772
Other government	21,958	387	575,017	84,760	20,734	702,856
Corporate	5,121	13,915	3,959,288	866,557	603,389	5,448,270
Municipal	—	1,381	87,451	2,399	49,456	140,687
Residential mortgage-backed	—	—	215,521	99,188	86,205	400,914
Commercial mortgage-backed	—	—	534,357	49,046	230,343	813,746
Asset-backed	—	—	441,393	152,161	76,681	670,235
Total fixed maturity and short-term investments	$51,490	$128,335	$6,143,335	$1,538,052	$1,173,345	$9,034,557

Included within residential and commercial mortgage-backed securities as of September 30, 2020 were securities issued by U.S. governmental agencies with a fair value of $458.8 million (December 31, 2019: $333.3 million). Included within corporate securities as of September 30, 2020 were senior secured loans of $nil (December 31, 2019: $31.4 million).

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

As of September 30, 2020	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$556,125	$559,086	6.1%
More than one year through two years	589,231	598,559	6.5%
More than two years through five years	2,080,715	2,163,967	23.5%
More than five years through ten years	2,010,769	2,149,170	23.3%
More than ten years	1,595,695	1,765,820	19.1%
Residential mortgage-backed	521,383	529,239	5.7%
Commercial mortgage-backed	821,995	843,119	9.1%
Asset-backed	631,133	613,663	6.7%
	$8,807,046	$9,222,623	100.0%

Credit Ratings
The following table sets forth the credit ratings of our short-term and fixed maturity investments classified as trading and AFS and the fixed maturity investments included within our funds held - directly managed balance as of September 30, 2020:

	Amortized Cost	Fair Value	% of Total	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated

U.S. government and agency	$769,544	$789,630	8.6%	$789,630	$—	$—	$—	$—	$—
U.K. government	111,169	114,777	1.2%	—	102,624	8,739	—	—	3,414
Other government	466,575	490,447	5.3%	242,097	150,005	43,003	45,884	9,458	—
Corporate	5,339,160	5,679,909	61.6%	206,345	583,595	2,704,861	1,912,857	267,765	4,486
Municipal	146,087	161,839	1.8%	7,137	83,519	51,538	19,645	—	—
Residential mortgage-backed	521,383	529,239	5.7%	517,915	—	2,154	1,612	5,251	2,307
Commercial mortgage-backed	821,995	843,119	9.1%	576,643	111,720	77,391	64,898	5,308	7,159
Asset-backed	631,133	613,663	6.7%	249,237	99,942	145,494	96,960	21,780	250
Total	$8,807,046	$9,222,623	100.0%	$2,589,004	$1,131,405	$3,033,180	$2,141,856	$309,562	$17,616
% of total fair value				28.1%	12.3%	32.9%	23.2%	3.3%	0.2%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unrealized Gains and Losses on AFS Short-term and Fixed Maturity Investments
The amortized cost, unrealized gains and losses, allowance for credit losses and fair values of our short-term and fixed maturity investments classified as AFS as of September 30, 2020 were as follows:

			Gross Unrealized Losses
As of September 30, 2020	Amortized Cost	Gross Unrealized Gains	Non-Credit Related Losses	Allowance for Credit Losses(1)	Fair Value
U.S. government and agency	$546,799	$4,071	$(281)	$—	$550,589
U.K. government	42,025	995	(46)	—	42,974
Other government	131,861	4,279	(10)	—	136,130
Corporate	1,646,014	40,601	(6,383)	(784)	1,679,448
Municipal	29,810	1,012	(16)	—	30,806
Residential mortgage-backed	292,153	2,211	(551)	(2)	293,811
Commercial mortgage-backed	226,292	4,347	(2,351)	(81)	228,207
Asset-backed	200,626	642	(1,541)	(45)	199,682
	$3,115,580	$58,158	$(11,179)	$(912)	$3,161,647
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

Gross Unrealized Losses on AFS Short-term and Fixed Maturity Investments
The following table summarizes our short-term and fixed maturity investments classified as AFS that were in a gross unrealized loss position, for which an allowance for credit losses has not been recorded, as of September 30,

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2020, aggregated by major security type and length of time in continuous unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
As of September 30, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency	$—	$—	$170,590	$(281)	$170,590	$(281)
U.K. government	—	—	2,911	(46)	2,911	(46)
Other government	—	—	7,392	(10)	7,392	(10)
Corporate	—	—	498,974	(5,585)	498,974	(5,585)
Municipal	—	—	3,551	(16)	3,551	(16)
Residential mortgage-backed	—	—	136,602	(383)	136,602	(383)
Commercial mortgage-backed	—	—	69,226	(1,652)	69,226	(1,652)
Asset-backed	—	—	135,857	(1,386)	135,857	(1,386)
Total fixed maturity and short-term investments	$—	$—	$1,025,103	$(9,359)	$1,025,103	$(9,359)

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
As of September 30, 2020 and December 31, 2019, the number of securities classified as AFS in an unrealized loss position for which an allowance for credit loss is not recorded was 721 and 479, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 0 and 12, respectively.
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
The following tables provide a reconciliation of the beginning and ending allowance for credit losses on our AFS debt securities:

	Three Months Ended September 30, 2020
	Other government	Corporate	Residential mortgage-backed	Commercial mortgage backed	Asset-backed	Total
Allowance for credit losses, beginning of period	$—	$(3,090)	$—	$(494)	$(89)	$(3,673)
Cumulative effect of change in accounting principle	—	—	—	—	—	—
Allowances for credit losses on securities for which credit losses were not previously recorded	—	(39)	(2)	(78)	(45)	(164)
Additions to the allowance for credit losses arising from purchases of securities accounted for as PCD assets	—	—	—	—	—	—
Reductions for securities sold during the period	—	341	—	—	—	341
Reductions in the allowance for credit losses on securities we either intend to sell or more likely than not, we will be required to sell before the recovery of their amortized cost basis	—	—	—	—	—	—
(Increase) decrease to the allowance for credit losses on securities that had an allowance recorded in the previous period	—	2,004	—	491	89	2,584
Allowance for credit losses, end of period	$—	$(784)	$(2)	$(81)	$(45)	$(912)

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2020
	Other government	Corporate	Residential mortgage-backed	Commercial mortgage backed	Asset-backed	Total
Allowance for credit losses, beginning of period	$—	$—	$—	$—	$—	$—
Cumulative effect of change in accounting principle	(22)	(2,987)	—	(50)	—	(3,059)
Allowances for credit losses on securities for which credit losses were not previously recorded	—	(10,359)	(2)	(572)	(134)	(11,067)
Additions to the allowance for credit losses arising from purchases of securities accounted for as PCD assets	—	—	—	—	—	—
Reductions for securities sold during the period	22	2,108	—	—	—	2,130
Reductions in the allowance for credit losses on securities we either intend to sell or more likely than not, we will be required to sell before the recovery of their amortized cost basis	—	—	—	—	—	—
(Increase) decrease to the allowance for credit losses on securities that had an allowance recorded in the previous period	—	10,454	—	541	89	11,084
Allowance for credit losses, end of period	$—	$(784)	$(2)	$(81)	$(45)	$(912)
During the three and nine months ended September 30, 2020 we did not have any write-offs charged against the allowance for credit losses or any recoveries of amounts previously written-off.
Our allowance for credit losses decreased during the three months ended September 30, 2020 primarily due to improved market conditions. Our modeling process for determining credit losses remained the same as the prior quarter and took into account the adverse impact that the COVID-19 pandemic still has on capital markets and the global economy in general.

Other-Than-Temporary Impairment on AFS Fixed Maturity Investments
For the three and nine months ended September 30, 2019, we did not recognize any other-than-temporary impairment losses on our AFS securities. We determined that no other-than-temporary credit losses existed as of December 31, 2019. A description of our other-than-temporary impairment process is included in Note 2 - "Significant Accounting Policies" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019.
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

Equity Investments
The following table summarizes our equity investments classified as trading:

	September 30, 2020	December 31, 2019
Publicly traded equity investments in common and preferred stocks	$303,932	$327,875
Exchange-traded funds	78,182	133,047
Privately held equity investments in common and preferred stocks	271,045	265,799
	$653,159	$726,721
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our privately held equity investments in common and preferred stocks are direct investments in companies that we believe offer attractive risk adjusted returns and/or offer other strategic advantages. Each investment may have its own unique terms and conditions and there may be restrictions on disposals. There is no active market for these investments. Included within the above balance as of September 30, 2020 and December 31, 2019 is an investment in the parent company of AmTrust Financial Services, Inc. ("AmTrust"), with a fair value of $245.4 million and $240.1 million, respectively. Refer to Note 20 - "Related Party Transactions" for further information.

Other Investments, at fair value
The following table summarizes our other investments carried at fair value:

	September 30, 2020	December 31, 2019
Hedge funds	$2,087,091	$1,121,904
Fixed income funds	684,031	481,039
Equity funds	290,129	410,149
Private equity funds	320,455	323,496
CLO equities	84,532	87,555
CLO equity funds	140,458	87,509
Private credit funds	90,476	—
Other	7,698	6,379
	$3,704,870	$2,518,031

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
The increase in our other investments carried at fair value between September 30, 2020 and December 31, 2019 was primarily attributable to unrealized gains of $670.7 million and net additional subscriptions of $530.3 million to hedge funds, fixed income funds, private credit funds, CLO equities and CLO equity funds.
As of September 30, 2020, we had unfunded commitments of $792.2 million to other investments.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Certain of our other investments are subject to restrictions on redemptions and sales that are determined by the governing documents, which limits our ability to liquidate those investments. These restrictions may include lock-ups, redemption gates, restricted share classes or side pockets, restrictions on the frequency of redemption and notice periods. A gate is the ability to deny or delay a redemption request, whereas a side-pocket is a designated account for which the investor loses its redemption rights. Certain other investments may not have any restrictions governing their sale, but there is no active market and no guarantee that we will be able to execute a sale in a timely manner. In addition, even if certain other investments are not eligible for redemption or sales are restricted, we may still receive income distributions from those other investments. The table below details the estimated date by which proceeds would be received if we had provided notice of our intent to redeem or initiated a sales process as of September 30, 2020:

	Less than 1 Year	1-2 years	2-3 years	Not Eligible/ Restricted	Total	Redemption Frequency
Hedge funds	$793,268	$1,131,505	$102,600	$59,718	$2,087,091	Monthly to Bi-annually
Fixed income funds	671,333	—	—	12,698	684,031	Daily to Quarterly
Equity funds	290,129	—	—	—	290,129	Daily to Quarterly
Private equity funds	—	—	—	320,455	320,455	N/A
CLO equities	84,532	—	—	—	84,532	N/A
CLO equity funds	101,597	29,113	9,748	—	140,458	Quarterly to Bi-annually
Private credit funds	—	10,000		80,476	90,476	N/A
Other				7,698	7,698	N/A
	$1,940,859	$1,170,618	$112,348	$481,045	$3,704,870

Refer to Note 20 - "Related Party Transactions" for further information regarding certain of our other investments.
Equity Method Investments
The following table summarizes our equity method investments:

	September 30, 2020			December 31, 2019
	Investment	Ownership %	Carrying Value	Investment	Ownership %	Carrying Value
Enhanzed Re	$154,050	47.4%	$271,678	$154,050	47.4%	$182,856
Citco	50,000	31.9%	51,946	50,000	31.9%	51,742
Monument Re (1)	59,600	20.0%	161,994	26,600	20.0%	60,598
Clear Spring	11,210	20.0%	10,944	11,210	20.0%	10,645
Other	24,963	~30%	20,233	24,963	~30%	20,436
	$299,823		$516,795	$266,823		$326,277
(1) We own 20.0% of the common shares in Monument Re as well as different classes of preferred shares which have fixed dividend yields.
Refer to Note 20 - "Related Party Transactions" for further information regarding our investments in Enhanzed Re, Citco, Monument Re and Clear Spring.
As of September 30, 2020, we had unfunded commitments of $68.7 million related to equity method investments.

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

	September 30, 2020	December 31, 2019
Fixed maturity investments, trading	$1,054,201	$1,173,345
Cash and cash equivalents	6,432	10,296
Other assets	6,006	3,911
	$1,066,639	$1,187,552

The following table summarizes the fixed maturity investment components of funds held - directly managed:

	September 30, 2020			December 31, 2019
	Funds held - Directly Managed - Fair Value Option	Funds held - Directly Managed - Variable Return	Total	Funds held - Directly Managed - Fair Value Option	Funds held - Directly Managed - Variable Return	Total
Fixed maturity investments, at amortized cost	$106,768	$861,511	$968,279	$185,859	$940,194	$1,126,053
Net unrealized gains (losses):
Change in fair value - fair value option accounting	9,077	—	9,077	5,438	—	5,438
Change in fair value - embedded derivative accounting	—	76,845	76,845	—	41,854	41,854
Fixed maturity investments within funds held - directly managed, at fair value	$115,845	$938,356	$1,054,201	$191,297	$982,048	$1,173,345
Refer to the sections above for details of the fixed maturity investments within our funds held - directly managed portfolios.
Funds Held by Reinsured Companies
Funds held by reinsured companies, where we received a fixed crediting rate, are carried at cost on our consolidated balance sheets. As of September 30, 2020 and December 31, 2019, we had funds held by reinsured companies of $657.5 million and $475.7 million, respectively. The increase related to $204.2 million of additional funds held balances related to the AXA Group transaction.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net Investment Income
Major categories of net investment income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed maturity investments	$47,275	$54,085	$153,554	$163,246
Short-term investments and cash and cash equivalents	826	3,526	4,203	11,430
Funds held	8,346	10,091	32,715	18,901
Funds held - directly managed	7,703	9,381	27,204	28,742
Investment income from fixed maturities and cash and cash equivalents	64,150	77,083	217,676	222,319
Equity investments	4,771	4,416	14,496	11,218
Other investments	6,000	2,642	19,384	7,259
Investment income from equities and other investments	10,771	7,058	33,880	18,477
Gross investment income	74,921	84,141	251,556	240,796
Investment expenses	(2,791)	(2,639)	(10,269)	(9,372)
Net investment income	$72,130	$81,502	$241,287	$231,424

Net Realized and Unrealized Gains
Components of net realized and unrealized gains were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net realized gains (losses) on sale:
Gross realized gains on fixed maturity securities, AFS	$9,871	$44	$19,995	$4,493
Gross realized losses on fixed maturity securities, AFS	(786)	(10)	(7,379)	(302)
Credit recoveries (losses) on fixed maturity securities, AFS	2,248	—	(389)	—
Net realized gains on fixed maturity securities, trading	30,531	25,245	87,911	45,636
Net realized gains on funds held - directly managed	3,292	1,991	5,545	629
Net realized gains (losses) on equity investments	8,286	(3,881)	9,165	(1,213)
Net realized investment gains (losses) on derivatives	46	—	46	—
Total net realized gains on sale	$53,488	$23,389	$114,894	$49,243
Net unrealized gains (losses):
Fixed maturity securities, trading	$14,324	$86,840	$58,795	$413,175
Fixed maturity securities in funds held - directly managed portfolios	7,814	20,895	42,619	95,124
Equity investments	4,210	10,057	(48,409)	31,266
Other Investments	420,169	3,879	670,653	269,681
Total net unrealized gains	446,517	121,671	723,658	809,246
Net realized and unrealized gains	$500,005	$145,060	$838,552	$858,489

The gross realized gains and losses on AFS investments included in the table above resulted from sales of $409.6 million and $7.6 million for the three months ended September 30, 2020 and 2019, respectively, and $1,455.9 million and $91.2 million for the nine months ended September 30, 2020 and 2019, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Reconciliation to the Consolidated Statements of Comprehensive Income
The following table provides a reconciliation of the gross realized gains and losses and credit recoveries (losses) on our AFS fixed maturity debt securities that arose during the three and nine months ended September 30, 2020 within our continuing and discontinued operations and the offsetting reclassification adjustments included within our consolidated statements of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Included within continuing operations:
Gross realized gains on fixed maturity securities, AFS	$9,871	$44	$19,995	$4,493
Gross realized losses on fixed maturity securities, AFS	(786)	(10)	(7,379)	(302)
Included within discontinued operations:
Gross realized gains on fixed maturity securities, AFS	489	12	1,025	12
Gross realized losses on fixed maturity securities, AFS	(86)	(12)	(143)	(12)
Total reclassification adjustment	$9,488	$34	$13,498	$4,191
Included within continuing operations:
Credit recoveries (losses) on fixed maturity securities, AFS	$2,248	$—	$(389)	$—
Included within discontinued operations:
Credit recoveries (losses) on fixed maturity securities, AFS	131	—	318	—
Total reclassification adjustment	$2,379	$—	$(71)	$—

Restricted Assets
We utilize trust accounts to collateralize business with our insurance and reinsurance counterparties. We are also required to maintain investments and cash and cash equivalents on deposit with regulatory authorities and Lloyd's to support our insurance and reinsurance operations. The investments and cash and cash equivalents on deposit are available to settle insurance and reinsurance liabilities. Collateral generally takes the form of assets held in trust, letters of credit or funds held. The assets used as collateral are primarily highly rated fixed maturity securities. The carrying value of our restricted assets, including restricted cash of $556.7 million and $346.9 million, as of September 30, 2020 and December 31, 2019, respectively, was as follows:

	September 30, 2020	December 31, 2019
Collateral in trust for third party agreements	$5,189,537	$4,103,847
Assets on deposit with regulatory authorities	276,941	309,659
Collateral for secured letter of credit facilities	121,700	132,670
Funds at Lloyd's (1)	546,996	639,316
	$6,135,174	$5,185,492
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
The increase in restricted assets during the nine months ended September 30, 2020 primarily related to new business as described in Note 3 - "Significant New Business," partially offset by reductions due to paid losses and other releases of collateral.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. DERIVATIVES AND HEDGING INSTRUMENTS

Foreign Currency Hedging of Net Investments in Foreign Operations
We use foreign currency forward exchange rate contracts in qualifying hedging relationships to hedge the foreign currency exchange rate risk associated with certain of our net investments in foreign operations. As of September 30, 2020 and December 31, 2019, we had forward currency contracts in place, which we had designated as hedges of our net investments in foreign operations.
The following table presents the gross notional amounts and estimated fair values recorded within other assets and other liabilities related to our qualifying foreign currency forward exchange rate contracts:

	September 30, 2020			December 31, 2019
		Fair Value			Fair Value
	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
Foreign currency forward - AUD	$68,847	$282	$—	$64,620	$52	$2,033
Foreign currency forward - EUR	140,663	839	—	112,284	246	1,635
Foreign currency forward - GBP	329,245	5,664	—	318,387	344	7,784
Total qualifying hedges	$538,755	$6,785	$—	$495,291	$642	$11,452

The following table presents the net gains and losses deferred in the cumulative translation adjustment ("CTA") account, which is a component of AOCI, in shareholders' equity, relating to our foreign currency forward exchange rate contracts:

	Amount of Gains (Losses) Deferred in AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Foreign currency forward - AUD	$(2,813)	$1,673	$(1,777)	$1,819
Foreign currency forward - EUR	(5,525)	4,780	(6,001)	5,076
Foreign currency forward - GBP	(11,315)	8,260	10,002	6,669
Net gains (losses) on qualifying derivative hedges	$(19,653)	$14,713	$2,224	$13,564

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

Foreign Currency Forward Contracts
The following table presents the gross notional amounts and estimated fair values recorded within other assets and other liabilities related to our non-qualifying foreign currency forward exchange rate hedging relationships:

	September 30, 2020			December 31, 2019
		Fair Value			Fair Value
	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
Foreign currency forward - AUD	$19,076	$145	$81	$913	$839	$892
Foreign currency forward - CAD	52,212	525	89	66,266	10	1,482
Foreign currency forward - EUR	22,272	—	132	74,444	507	1,440
Foreign currency forward - GBP	43,254	744	—	11,940	13	292
Total non-qualifying hedges	$136,814	$1,414	$302	$153,563	$1,369	$4,106

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents the net gains (losses) included in earnings related to our non-qualifying foreign currency forward contracts:

	Gains (Losses) on non-qualifying-hedges included in net earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Foreign currency forward - AUD	$13	$1,148	$(432)	$1,710
Foreign currency forward - CAD	(1,171)	1,582	1,600	(910)
Foreign currency forward - EUR	(817)	2,473	135	3,344
Foreign currency forward - GBP	(2,219)	10,659	(719)	$12,970
Net gains (losses) on non-qualifying hedges	$(4,194)	$15,862	$584	$17,114

Investments in Call Options on Equities
During the three and nine months ended September 30, 2020, we recorded unrealized losses of $nil and less than $0.1 million, respectively, in net earnings on the call options on equities that we had purchased in 2018 at a cost of $10.0 million. During the three and nine months ended September 30, 2019, we had recorded unrealized gains of less than $0.1 million and $1.3 million, respectively, in net earnings on these call options on equities. These call options on equities had a fair value of less than $0.1 million as at December 31, 2019 and expired without being exercised during the nine months ended September 30, 2020.

Forward Interest Rate Swaps
In October 2019, we entered into a forward interest rate swap, with a notional amount of AUD$120.0 million, to partially mitigate the risk associated with declining interest rates until the completion of the Munich Re transaction which closed on July 1, 2020, as described in Note 3 - "Significant New Business."
During the three and nine months ended September 30, 2020, we recorded unrealized gains included within net earnings of $nil and $0.8 million, respectively, on the forward interest rate swap. This forward interest rate swap was terminated on April 7, 2020, for an inception-to-date net realized gain of $0.5 million. The carrying value of the forward interest rate swap, recorded in other liabilities as of December 31, 2019, was $0.3 million.

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
The following table presents the gross notional amounts and estimated fair values recorded within other assets and other liabilities related to our credit default swaps, government bond futures contracts and currency forward contracts:

	September 30, 2020
		Fair Value
	Gross Notional Amount	Assets	Liabilities
Credit default swaps	$7,865	$—	$169
Futures contracts - long positions	48,051	100	—
Futures contracts - short positions	(33,318)	—	85
Currency forward contracts - long positions	1,508	12	—
Currency forward contracts - short positions	(1,819)	—	29
Total	$22,287	$112	$283
We initially entered into these credit default swaps, government bond futures contracts and currency forward contracts during the nine month period ended September 30, 2020 and therefore we did not have any of these contracts in place as of December 31, 2019.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents the amounts of the net gains included in earnings related to our credit default swaps, government bond futures contracts and currency forward contracts:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Credit default swaps	$106	$106
Futures contracts	(6)	(43)
Currency forward contracts	(43)	123
Total net gains	$57	$186
We initially entered into these credit default swaps, government bond futures contracts and currency forward contracts during the nine month period ended September 30, 2020 and therefore we did not have any of these contracts in place during the three and nine months ended September 30, 2019.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. REINSURANCE BALANCES RECOVERABLE ON PAID AND UNPAID LOSSES

The following tables provide the total reinsurance balances recoverable on paid and unpaid losses:

	September 30, 2020
	Non-life Run-off	StarStone	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$858,988	$258,215	$1,117,203
IBNR	439,594	143,073	582,667
ULAE	7,674	—	7,674
Fair value adjustments - acquired companies	(11,986)	(1,378)	(13,364)
Fair value adjustments - fair value option	(27,029)	—	(27,029)
Total reinsurance reserves recoverable	1,267,241	399,910	1,667,151
Paid losses recoverable	136,548	77,957	214,505
Total	$1,403,789	$477,867	$1,881,656

Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable on paid and unpaid losses	$860,628	$477,867	$1,338,495
Reinsurance balances recoverable on paid and unpaid losses - fair value option	543,161	—	543,161
Total	$1,403,789	$477,867	$1,881,656

	December 31, 2019
	Non-life Run-off	Atrium	StarStone	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$972,293	$9,011	$264,131	$1,245,435
IBNR	673,059	19,286	93,185	785,530
Fair value adjustments - acquired companies	(13,652)	519	(2,122)	(15,255)
Fair value adjustments - fair value option	(88,086)	—	—	(88,086)
Total reinsurance reserves recoverable	1,543,614	28,816	355,194	1,927,624
Paid losses recoverable	181,375	1,541	70,594	253,510
Total	$1,724,989	$30,357	$425,788	$2,181,134

Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable on paid and unpaid losses	$1,029,471	$30,357	$425,788	$1,485,616
Reinsurance balances recoverable on paid and unpaid losses - fair value option	695,518	—	—	695,518
Total	$1,724,989	$30,357	$425,788	$2,181,134

Our insurance and reinsurance run-off subsidiaries and assumed portfolios, prior to acquisition, used retrocessional agreements to reduce their exposure to the risk of insurance and reinsurance assumed. On an annual basis, StarStone purchases a tailored outwards reinsurance program designed to manage its risk profile. The majority of StarStone's third-party reinsurance cover is with highly rated reinsurers or is collateralized by pledged assets or letters of credit.
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
As of September 30, 2020 and December 31, 2019, we had reinsurance balances recoverable on paid and unpaid losses of $1.9 billion and $2.2 billion, respectively. The decrease of $299.5 million in reinsurance balances

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recoverable on paid and unpaid losses was primarily due to the Hannover Re transaction, cash collections in the first nine months of 2020 and the classification of Atrium as held-for-sale at September 30, 2020; partially offset by reserve increases on StarStone International, which includes estimated recoverables on losses related to the COVID-19 pandemic.

Top Ten Reinsurers

	September 30, 2020
	Non-life Run-off	StarStone	Total	% of Total
Top 10 reinsurers	$828,479	$344,444	$1,172,923	62.3%
Other reinsurers > $1 million	556,623	132,049	688,672	36.6%
Other reinsurers < $1 million	18,687	1,374	20,061	1.1%
Total	$1,403,789	$477,867	$1,881,656	100.0%

	December 31, 2019
	Non-life Run-off	Atrium	StarStone	Total	% of Total
Top 10 reinsurers	$1,154,110	$22,051	$295,443	$1,471,604	67.4%
Other reinsurers > $1 million	551,636	7,761	129,335	688,732	31.6%
Other reinsurers < $1 million	19,243	545	1,010	20,798	1.0%
Total	$1,724,989	$30,357	$425,788	$2,181,134	100.0%

	September 30, 2020	December 31, 2019
Information regarding top ten reinsurers:
Number of top 10 reinsurers rated A- or better	8	8
Number of top 10 non-rated reinsurers (1)	2	2

Reinsurers rated A- or better in top 10	$910,751	$1,199,479
Non-rated reinsurers in top 10 (1)	262,172	272,125
Total top 10 reinsurance recoverables	$1,172,923	$1,471,604

Single reinsurers that represent 10% or more of total reinsurance balance recoverables as of September 30, 2020:

Hannover Ruck SE (2)	$—	$259,077
Lloyd's Syndicates (3)	$346,601	$396,246
(1) The reinsurance balances recoverable from the two non-rated top 10 reinsurers was comprised of:
•$183.4 million and $190.8 million as of September 30, 2020 and December 31, 2019 respectively, due from a US state backed reinsurer that is supported by assessments on active auto writers operating within the state; and
•$78.8 million and $81.4 million as of September 30, 2020 and December 31, 2019 respectively, due from a reinsurer who has provided us with security in the form of pledged assets in trust for the full amount of the recoverable balance.
(2) Hannover Ruck SE is rated AA- by Standard & Poor’s and A+ by A.M. Best. The transaction described in Note 3 - "Significant New Business" had the effect of moving this reinsurer to be less than 10%.
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

	September 30, 2020
	Gross	Allowance for estimated uncollectible reinsurance	Net	Provisions as a % of Gross
Reinsurers rated A- or above	$1,429,984	$57,465	$1,372,519	4.0%
Reinsurers rated below A-, secured	419,431	—	419,431	—%
Reinsurers rated below A-, unsecured	167,358	77,652	89,706	46.4%
Total	$2,016,773	$135,117	$1,881,656	6.7%

	December 31, 2019
	Gross	Allowance for estimated uncollectible reinsurance	Net	Provisions as a % of Gross
Reinsurers rated A- or above	$1,731,270	$43,427	$1,687,843	2.5%
Reinsurers rated below A-, secured	463,840	—	463,840	—%
Reinsurers rated below A-, unsecured	133,663	104,212	29,451	78.0%
Total	$2,328,773	$147,639	$2,181,134	6.3%

The table below provides a reconciliation of the beginning and ending allowance for estimated uncollectible reinsurance balances for the three and nine months ended September 30, 2020:

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Allowance for estimated uncollectible reinsurance, beginning of period	$143,653	$147,639
Cumulative effect of change in accounting principle	—	(195)
Effect of exchange rate movement	745	(701)
Current period change in the allowance	815	(718)
Write-offs charged against the allowance	(9,625)	(10,225)
Recoveries collected	(471)	(683)
Allowance for estimated uncollectible reinsurance, end of period	$135,117	$135,117

Past-Due Status:
We consider a reinsurance recoverable asset to be past due when it is 90 days past due and record a credit allowance when there is reasonable uncertainty about the collectability of a disputed amount during the reporting period. We did not have significant past due balances older than one year for any of the periods presented.

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
Deferred charge assets are included in other assets on our consolidated balance sheets. The following table presents a reconciliation of the deferred charge assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning carrying value	$258,516	$99,094	$272,462	$86,585
Recorded during the period	—	85,183	11,746	108,689
Amortization	(10,316)	(17,009)	(36,008)	(28,006)
Ending carrying value	$248,200	$167,268	$248,200	$167,268

Deferred charge assets are amortized over the estimated claim payment period of the related contract with the periodic amortization reflected in earnings as a component of losses and LAE. Deferred charge assets amortization is adjusted at each reporting period to reflect new estimates of the amount and timing of remaining loss payments. Changes in the estimated amount and the timing of payments of unpaid losses may have an effect on the unamortized deferred charge assets and the amount of periodic amortization. Deferred charge assets are assessed at each reporting period for impairment. If the asset is determined to be impaired, it is written down in the period in which the determination is made. For the nine months ended September 30, 2020, we completed our assessment for impairment of deferred charge assets and concluded that there had been no impairment of our carried deferred charge assets amount.
Further information on deferred charge assets recorded during the three and nine months ended September 30, 2020 is included in Note 3 - "Significant New Business."

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

The following tables summarize the liability for losses and LAE by segment and for our other activities:

	September 30, 2020
	Non-life Run-off	StarStone	Other	Total
Outstanding losses	$4,461,854	$698,118	$10,479	$5,170,451
IBNR	4,360,063	611,986	15,817	4,987,866
Fair value adjustments - acquired companies	(147,500)	(339)	—	(147,839)
Fair value adjustments - fair value option	(81,299)	—	—	(81,299)
ULAE	330,472	41,233	—	371,705
Total	$8,923,590	$1,350,998	$26,296	$10,300,884

Reconciliation to Consolidated Balance Sheet:
Loss and loss adjustment expenses	$6,500,912	$1,350,998	$26,296	$7,878,206
Loss and loss adjustment expenses, at fair value	2,422,678	—	—	2,422,678
Total	$8,923,590	$1,350,998	$26,296	$10,300,884

	December 31, 2019
	Non-life Run-off	Atrium	StarStone	Other	Total
Outstanding losses	$4,407,082	$89,141	$743,829	$9,512	$5,249,564
IBNR	3,945,407	136,543	556,135	13,565	4,651,650
Fair value adjustments - acquired companies	(170,689)	3,700	(522)	—	(167,511)
Fair value adjustments - fair value option	(217,933)	—	—	—	(217,933)
ULAE	331,494	2,288	18,852	—	352,634
Total	$8,295,361	$231,672	$1,318,294	$23,077	$9,868,404

Reconciliation to Consolidated Balance Sheet:
Loss and loss adjustment expenses	$5,674,239	$231,672	$1,318,294	$23,077	$7,247,282
Loss and loss adjustment expenses, at fair value	2,621,122	—	—	—	2,621,122
Total	$8,295,361	$231,672	$1,318,294	$23,077	$9,868,404

The overall increase in the liability for losses and LAE between December 31, 2019 and September 30, 2020 was primarily attributable to the AXA Group, Aspen and Lyft reinsurance transactions, as described in Note 3 - "Significant New Business" and net incurred losses and LAE in the period, partially offset by losses paid and foreign exchange gains in the period.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below provides a consolidated reconciliation of the beginning and ending liability for losses and LAE:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Balance as of beginning of period	$10,593,436	$9,354,891	$9,868,404	$9,048,796
Less: reinsurance reserves recoverable	1,858,161	1,873,766	1,927,624	1,708,272
Less: deferred charge assets on retroactive reinsurance	258,516	99,094	272,462	86,585
Less: cumulative effect of change in accounting principle on the determination of the allowance for estimated uncollectible reinsurance balances (1)	—	—	643	—
Net balance as of beginning of period	8,476,759	7,382,031	7,667,675	7,253,939
Net incurred losses and LAE:
Current period	78,965	156,344	314,083	457,720
Prior periods	30,721	6,914	25,595	108,391
Total net incurred losses and LAE	109,686	163,258	339,678	566,111
Net paid losses:
Current period	(17,194)	(36,733)	(32,304)	(107,679)
Prior periods	(344,060)	(397,514)	(1,070,063)	(1,255,903)
Total net paid losses	(361,254)	(434,247)	(1,102,367)	(1,363,582)
Effect of exchange rate movement	99,129	(83,277)	(6,139)	(95,270)
Acquired on purchase of subsidiaries	—	—	—	686
Assumed business	280,497	445,000	1,705,970	1,110,881
Reclassification to assets and liabilities held-for-sale	(219,284)	—	(219,284)	—
Net balance as of September 30	8,385,533	7,472,765	8,385,533	7,472,765
Plus: reinsurance reserves recoverable (2)	1,667,151	1,876,613	1,667,151	1,876,613
Plus: deferred charge assets on retroactive reinsurance	248,200	167,268	248,200	167,268
Balance as of September 30	$10,300,884	$9,516,646	$10,300,884	$9,516,646
(1) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 1 - "Significant Accounting Policies" for further details. This amount excludes $0.4 million related to the adoption impact of ASU 2016-13 on StarStone U.S., which has been classified as a discontinued operation with the related assets and liabilities disclosed as held-for-sale on our consolidated balance sheets.
(2) Net of allowance for estimated uncollectible reinsurance.

The tables below provide the components of net incurred losses and LAE by segment and for our other activities:

	Three Months Ended September 30, 2020
	Non-life Run-off	Atrium	StarStone	Other	Total
Net losses paid	$283,882	$17,189	$56,727	$3,456	$361,254
Net change in case and LAE reserves	(49,887)	2,701	5,456	103	(41,627)
Net change in IBNR reserves	(221,800)	2,386	(8,579)	1,484	(226,509)
Increase in estimates of net ultimate losses	12,195	22,276	53,604	5,043	93,118
Reduction in provisions for unallocated LAE	(14,605)	(29)	(5,020)	—	(19,654)
Amortization of deferred charge assets	10,316	—	—	—	10,316
Amortization of fair value adjustments	5,310	(252)	(194)	—	4,864
Changes in fair value - fair value option	21,042	—	—	—	21,042
Net incurred losses and LAE	$34,258	$21,995	$48,390	$5,043	$109,686

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2019
	Non-life Run-off	Atrium	StarStone	Other	Total
Net losses paid	$288,445	$20,005	$122,848	$2,949	$434,247
Net change in case and LAE reserves	(173,104)	(91)	(17,860)	944	(190,111)
Net change in IBNR reserves	(148,521)	8,702	(4,713)	(246)	(144,778)
Increase (reduction) in estimates of net ultimate losses	(33,180)	28,616	100,275	3,647	99,358
Reduction in provisions for unallocated LAE	(12,158)	—	(188)	—	(12,346)
Amortization of deferred charge assets	17,009	—	—	—	17,009
Amortization of fair value adjustments	17,538	(216)	541	—	17,863
Changes in fair value - fair value option	41,374	—	—	—	41,374
Net incurred losses and LAE	$30,583	$28,400	$100,628	$3,647	$163,258

	Nine Months Ended September 30, 2020
	Non-life Run-off	Atrium	StarStone	Other	Total
Net losses paid	$826,250	$48,416	$218,200	$9,501	$1,102,367
Net change in case and LAE reserves	(300,573)	3,635	(60,887)	965	(356,860)
Net change in IBNR reserves	(581,979)	14,227	17,032	2,252	(548,468)
Increase (reduction) in estimates of net ultimate losses	(56,302)	66,278	174,345	12,718	197,039
Increase (reduction) in provisions for unallocated LAE	(34,509)	(29)	23,475	—	(11,063)
Amortization of deferred charge assets	36,008	—	—	—	36,008
Amortization of fair value adjustments	21,653	(246)	(561)	—	20,846
Changes in fair value - fair value option	96,848	—	—	—	96,848
Net incurred losses and LAE	$63,698	$66,003	$197,259	$12,718	$339,678

	Nine Months Ended September 30, 2019
	Non-life Run-off	Atrium	StarStone	Other	Total
Net losses paid	$966,617	$60,095	$329,265	$7,605	$1,363,582
Net change in case and LAE reserves	(370,639)	(245)	13,508	2,298	(355,078)
Net change in IBNR reserves	(619,648)	(1,916)	15,042	3,165	(603,357)
Increase (reduction) in estimates of net ultimate losses	(23,670)	57,934	357,815	13,068	405,147
Increase (reduction) in provisions for unallocated LAE	(38,229)	—	739	—	(37,490)
Amortization of deferred charge assets	28,006	—	—	—	28,006
Amortization of fair value adjustments	34,033	728	310	—	35,071
Changes in fair value - fair value option	135,377	—	—	—	135,377
Net incurred losses and LAE	$135,517	$58,662	$358,864	$13,068	$566,111

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Non-life Run-off Segment
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the Non-life Run-off segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Balance as of beginning of period	$8,979,234	$7,803,663	$8,295,361	$7,540,662
Less: reinsurance reserves recoverable	1,429,489	1,534,427	1,543,614	1,366,123
Less: deferred charge assets on retroactive insurance	258,516	99,094	272,462	86,585
Plus: cumulative effect of change in accounting principal on allowance for estimated uncollectible reinsurance (1)	—	—	703	—
Net balance as of beginning of period	7,291,229	6,170,142	6,479,988	6,087,954
Net incurred losses and LAE:
Current period	8,218	23,845	24,153	107,291
Prior periods	26,040	6,738	39,545	28,226
Total net incurred losses and LAE	34,258	30,583	63,698	135,517
Net paid losses:
Current period	(739)	(14,374)	(1,777)	(53,265)
Prior periods	(283,143)	(274,071)	(824,473)	(913,352)
Total net paid losses	(283,882)	(288,445)	(826,250)	(966,617)
Effect of exchange rate movement	86,047	(73,231)	(15,257)	(84,372)
Acquired on purchase of subsidiaries	—	—	—	686
Assumed business	280,497	445,000	1,705,970	1,110,881
Reclassification to assets and liabilities held-for-sale	—	—	—	—
Net balance as of September 30	7,408,149	6,284,049	7,408,149	6,284,049
Plus: reinsurance reserves recoverable (2)	1,267,241	1,488,374	1,267,241	1,488,374
Plus: deferred charge assets on retroactive reinsurance	248,200	167,268	248,200	167,268
Balance as of September 30	$8,923,590	$7,939,691	$8,923,590	$7,939,691
(1) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 1 - "Significant Accounting Policies" for further details.
(2) Net of allowance for estimated uncollectible reinsurance.
Net incurred losses and LAE in the Non-life Run-off segment were as follows:

	Three Months Ended September 30,
	2020			2019
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$283,143	$739	$283,882	$274,071	$14,374	$288,445
Net change in case and LAE reserves	(49,854)	(33)	(49,887)	(175,830)	2,726	(173,104)
Net change in IBNR reserves	(229,312)	7,512	(221,800)	(155,315)	6,794	(148,521)
Increase (reduction) in estimates of net ultimate losses	3,977	8,218	12,195	(57,074)	23,894	(33,180)
Reduction in provisions for unallocated LAE	(14,605)	—	(14,605)	(12,109)	(49)	(12,158)
Amortization of deferred charge assets	10,316	—	10,316	17,009	—	17,009
Amortization of fair value adjustments	5,310	—	5,310	17,538	—	17,538
Changes in fair value - fair value option	21,042	—	21,042	41,374	—	41,374
Net incurred losses and LAE	$26,040	$8,218	$34,258	$6,738	$23,845	$30,583

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
Three Months Ended September 30, 2020
The increase in net incurred losses and LAE for the three months ended September 30, 2020 of $34.3 million included net incurred losses and LAE of $8.2 million related to current period net earned premium, primarily in respect of the run-off business acquired with the AmTrust RITC transactions. Excluding current period net incurred losses and LAE of $8.2 million, the increase in net incurred losses and LAE relating to prior periods was $26.0 million, which was primarily attributable to an increase in the fair value of liabilities of $21.0 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option primarily due to narrowing credit spreads on corporate bond yields in the period, amortization of the deferred charge assets of $10.3 million, amortization of fair value adjustments over the estimated payout period relating to companies acquired of $5.3 million, and an increase in estimates of net ultimate losses of $4.0 million, partially offset by a reduction in provisions for unallocated LAE of $14.6 million relating to 2020 run-off activity. Net ultimate losses relating to prior periods were relatively unchanged with an increase in estimates of net ultimate losses of $4.0 million for the three months ended September 30, 2020 and included net losses paid of $283.1 million, partially offset by a net reduction in case and IBNR reserves of $279.2 million. Unfavorable development of approximately $128.4 million within our motor line of business, was offset by favorable development across workers compensation and other lines of business.
Three Months Ended September 30, 2019
Net incurred losses and LAE for the three months ended September 30, 2019 of $30.6 million included net incurred losses and LAE of $23.8 million related to current period net earned premium, primarily for the run-off business acquired with the AmTrust RITC transactions and the acquisition of Maiden Reinsurance North America, Inc. ("Maiden Re North America"). Excluding current period net incurred losses and LAE of $23.8 million, the increase in net incurred losses and LAE relating to prior periods was $6.7 million, which was attributable to an increase in the fair value of liabilities of $41.4 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option primarily as a result of a decrease in corporate bond yields, amortization of fair value adjustments over the estimated payout period relating to companies acquired of $17.5 million and amortization of the deferred charge assets of $17.0 million, partially offset by a reduction in estimates of net ultimate losses of $57.1 million and a reduction in provisions for unallocated LAE of $12.1 million relating to 2019 run-off activity. The reduction in estimates of net ultimate losses relating to prior periods of $57.1 million for the three months ended September 30, 2019 included a net reduction in case and IBNR reserves of $331.1 million, partially offset by net losses paid of $274.1 million.

	Nine Months Ended September 30,
	2020			2019
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$824,473	$1,777	$826,250	$913,352	$53,265	$966,617
Net change in case and LAE reserves	(301,382)	809	(300,573)	(394,780)	24,141	(370,639)
Net change in IBNR reserves	(603,546)	21,567	(581,979)	(649,053)	29,405	(619,648)
Increase (reduction) in estimates of net ultimate losses	(80,455)	24,153	(56,302)	(130,481)	106,811	(23,670)
Increase (reduction) in provisions for unallocated LAE	(34,509)	—	(34,509)	(38,709)	480	(38,229)
Amortization of deferred charge assets	36,008	—	36,008	28,006	—	28,006
Amortization of fair value adjustments	21,653	—	21,653	34,033	—	34,033
Changes in fair value - fair value option	96,848	—	96,848	135,377	—	135,377
Net incurred losses and LAE	$39,545	$24,153	$63,698	$28,226	$107,291	$135,517

Nine Months Ended September 30, 2020
The increase in net incurred losses and LAE for the nine months ended September 30, 2020 of $63.7 million included net incurred losses and LAE of $24.2 million related to current period net earned premium, primarily for the

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
run-off business acquired with the AmTrust RITC transactions. Excluding current period net incurred losses and LAE of $24.2 million, the increase in net incurred losses and LAE liabilities relating to prior periods was $39.5 million, which was attributable to an increase in the fair value of liabilities of $96.8 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option primarily due to declining interest rates on corporate bond yields in the period, amortization of the deferred charge assets of $36.0 million and amortization of fair value adjustments over the estimated payout period relating to companies acquired of $21.7 million, partially offset by a reduction in estimates of net ultimate losses of $80.5 million and a reduction in provisions for unallocated LAE of $34.5 million relating to 2020 run-off activity. For the nine months ended September 30, 2020, the change in net ultimate losses relating to prior periods was favorable with a reduction of $80.5 million, which included a net change in case and IBNR reserves of $904.9 million, partially offset by net losses paid of $824.5 million. The favorable development was largely attributed to workers compensation as well as other lines of business, partially offset by unfavorable development of $122.4 million within our motor line of business.
Nine Months Ended September 30, 2019
The increase in net incurred losses and LAE for the nine months ended September 30, 2019 of $135.5 million included net incurred losses and LAE of $107.3 million related to current period net earned premium, primarily for the run-off business acquired with the AmTrust RITC transactions and the acquisition of Maiden Re North America. Excluding current period net incurred losses and LAE of $107.3 million, the increase in net incurred losses and LAE liabilities relating to prior periods was $28.2 million, which was attributable to an increase in the fair value of liabilities of $135.4 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option primarily as a result of a decrease in corporate bond yields, amortization of fair value adjustments over the estimated payout period relating to companies acquired of $34.0 million and amortization of the deferred charge assets of $28.0 million, partially offset by a reduction in estimates of net ultimate losses of $130.5 million and a reduction in provisions for unallocated LAE of $38.7 million relating to 2019 run-off activity. The reduction in estimates of net ultimate losses of $130.5 million for the nine months ended September 30, 2019 included a net change in case and IBNR reserves of $1,043.8 million, partially offset by net losses paid of $913.4 million.

Atrium
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the Atrium segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Balance as of beginning of period	$239,731	$222,576	$231,672	$241,284
Less: reinsurance reserves recoverable	27,250	29,606	28,816	38,768
Less: cumulative effect of change in accounting principal on allowance for estimated uncollectible reinsurance (1)	—	—	851	—
Net balance as of beginning of period	212,481	192,970	202,005	202,516
Net incurred losses and LAE:
Current period	23,129	27,093	70,075	63,189
Prior periods	(1,134)	1,307	(4,072)	(4,527)
Total net incurred losses and LAE	21,995	28,400	66,003	58,662
Net paid losses:
Current period	(7,717)	(9,387)	(17,004)	(24,531)
Prior periods	(9,472)	(10,618)	(31,412)	(35,564)
Total net paid losses	(17,189)	(20,005)	(48,416)	(60,095)
Effect of exchange rate movement	1,997	(1,405)	(308)	(1,123)
Reclassification to assets and liabilities held-for-sale	(219,284)	—	(219,284)	—
Net balance as of September 30	—	199,960	—	199,960
Plus: reinsurance reserves recoverable (2)	—	31,719	—	31,719
Balance as of September 30	$—	$231,679	$—	$231,679
(1) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 1 - "Significant Accounting Policies" for further details.
(2) Net of allowance for estimated uncollectible reinsurance.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net incurred losses and LAE in the Atrium segment were as follows:

	Three Months Ended September 30,
	2020			2019
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$9,472	$7,717	$17,189	$10,618	$9,387	$20,005
Net change in case and LAE reserves	(2,292)	4,993	2,701	(2,860)	2,769	(91)
Net change in IBNR reserves	(8,110)	10,496	2,386	(6,235)	14,937	8,702
Increase (reduction) in estimates of net ultimate losses	(930)	23,206	22,276	1,523	27,093	28,616
Increase (reduction) in provisions for unallocated LAE	48	(77)	(29)	—	—	—
Amortization of fair value adjustments	(252)	—	(252)	(216)	—	(216)
Net incurred losses and LAE	$(1,134)	$23,129	$21,995	$1,307	$27,093	$28,400

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
Three Months Ended September 30, 2020 and 2019
Net incurred losses and LAE for the three months ended September 30, 2020 and 2019 were $22.0 million and $28.4 million, respectively. Net favorable prior period loss development was $1.1 million for the three months ended September 30, 2020 compared to net unfavorable prior period loss development of $1.3 million for the three months ended September 30, 2019. Excluding prior period loss development, net incurred losses and LAE for the three months ended September 30, 2020 were $23.1 million and included $1.5 million of losses related to the COVID-19 pandemic. Excluding prior period loss development, net incurred losses and LAE for the three months ended September 30, 2019 were $27.1 million.

	Nine Months Ended September 30,
	2020			2019
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$31,412	$17,004	$48,416	$35,564	$24,531	$60,095
Net change in case and LAE reserves	(9,517)	13,152	3,635	(13,032)	12,787	(245)
Net change in IBNR reserves	(25,769)	39,996	14,227	(27,787)	25,871	(1,916)
Increase (reduction) in estimates of net ultimate losses	(3,874)	70,152	66,278	(5,255)	63,189	57,934
Increase (reduction) in provisions for unallocated LAE	48	(77)	(29)	—	—	—
Amortization of fair value adjustments	(246)	—	(246)	728	—	728
Net incurred losses and LAE	$(4,072)	$70,075	$66,003	$(4,527)	$63,189	$58,662

Nine Months Ended September 30, 2020 and 2019
Net incurred losses and LAE for the nine months ended September 30, 2020 and 2019 were $66.0 million and $58.7 million, respectively. Net favorable prior year loss development was $4.1 million and $4.5 million for the nine months ended September 30, 2020 and 2019, respectively. The current period net favorable prior period loss development was driven by favorable development across several lines of business. Excluding prior period loss development, net incurred losses and LAE for the nine months ended September 30, 2020 were $70.1 million and included $14.3 million of losses related to the COVID-19 pandemic. Excluding prior period loss development, net incurred losses and LAE for the nine months ended September 30, 2019 were $63.2 million.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
StarStone
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for our StarStone segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Balance as of beginning of period	$1,349,763	$1,305,026	$1,318,294	$1,247,989
Less: reinsurance reserves recoverable	401,422	309,733	355,194	303,381
Less: cumulative effect of change in accounting principal on allowance for estimated uncollectible reinsurance (1)	—	—	495	—
Net balance as of beginning of period	948,341	995,293	962,605	944,608
Net incurred losses and LAE:
Current period	44,734	101,808	208,414	274,070
Prior periods	3,656	(1,180)	(11,155)	84,794
Total net incurred losses and LAE	48,390	100,628	197,259	358,864
Net paid losses:
Current period	(7,755)	(11,653)	(12,142)	(27,624)
Prior periods	(48,972)	(111,195)	(206,058)	(301,641)
Total net paid losses	(56,727)	(122,848)	(218,200)	(329,265)
Effect of exchange rate movement	11,084	(8,641)	9,424	(9,775)
Net balance as of September 30	951,088	964,432	951,088	964,432
Plus: reinsurance reserves recoverable (2)	399,910	356,520	399,910	356,520
Balance as of September 30	$1,350,998	$1,320,952	$1,350,998	$1,320,952
(1) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 1 - "Significant Accounting Policies" for further details. This amount excludes $0.4 million related to the adoption impact of ASU 2016-13 on StarStone U.S., which has been classified as a discontinued operation with the related assets and liabilities disclosed as held-for-sale on our consolidated balance sheets.
(2) Net of allowance for estimated uncollectible reinsurance.

Net incurred losses and LAE in the StarStone segment were as follows:

	Three Months Ended September 30,
	2020			2019
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$48,972	$7,755	$56,727	$111,195	$11,653	$122,848
Net change in case and LAE reserves	(20,068)	25,524	5,456	(8,866)	(8,994)	(17,860)
Net change in IBNR reserves	(24,755)	16,176	(8,579)	(101,938)	97,225	(4,713)
Increase in estimates of net ultimate losses	4,149	49,455	53,604	391	99,884	100,275
Increase (reduction) in provisions for unallocated LAE	(299)	(4,721)	(5,020)	(2,112)	1,924	(188)
Amortization of fair value adjustments	(194)	—	(194)	541	—	541
Net incurred losses and LAE	$3,656	$44,734	$48,390	$(1,180)	$101,808	$100,628

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
Three Months Ended September 30, 2020 and 2019
Net incurred losses and LAE for the three months ended September 30, 2020 and 2019 were $48.4 million and $100.6 million, respectively. Net unfavorable prior period loss development was $3.7 million for the three months ended September 30, 2020 compared to net favorable prior period loss development of $1.2 million for the three months ended September 30, 2019. Net unfavorable prior period loss development for the three months

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ended September 30, 2020 was driven by adverse development in the casualty and property lines of business. Net favorable prior period loss development for the three months ended September 30, 2019 was primarily related to development on lines of business that we had either exited or had been subject to remediation as part of our underwriting repositioning initiatives before our decision to place StarStone International into run-off. Excluding prior period net loss development, net incurred losses and LAE for the three months ended September 30, 2020 were $44.7 million and included a $4.4 million reduction in exit costs associated with the StarStone International Run-Off, partially offset by $1.4 million in net incurred losses and LAE related to the COVID-19 pandemic. Excluding prior period net loss development, net incurred losses and LAE for the three months ended September 30, 2019 were $101.8 million.

	Nine Months Ended September 30,
	2020			2019
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$206,058	$12,142	$218,200	$301,641	$27,624	$329,265
Net change in case and LAE reserves	(85,798)	24,911	(60,887)	(22,538)	36,046	13,508
Net change in IBNR reserves	(130,738)	147,770	17,032	(192,034)	207,076	15,042
Increase (reduction) in estimates of net ultimate losses	(10,478)	184,823	174,345	87,069	270,746	357,815
Increase (reduction) in provisions for unallocated LAE	(116)	23,591	23,475	(2,585)	3,324	739
Amortization of fair value adjustments	(561)	—	(561)	310	—	310
Net incurred losses and LAE	$(11,155)	$208,414	$197,259	$84,794	$274,070	$358,864

Nine Months Ended September 30, 2020 and 2019
Net incurred losses and LAE for the nine months ended September 30, 2020 and 2019 were $197.3 million and $358.9 million, respectively. Net favorable prior period loss development was $11.2 million for the nine months ended September 30, 2020 compared to net unfavorable prior period loss development of $84.8 million for the nine months ended September 30, 2019. Net favorable prior period loss development for the nine months ended September 30, 2020 was driven by favorable development in the workers compensation and casualty lines of business. Net unfavorable prior period loss development for the nine months ended September 30, 2019 was primarily related to development on lines of business that we had either exited or had been subject to remediation as part of our underwriting repositioning initiatives before our decision to place StarStone International into run-off.
Excluding prior period loss development, net incurred losses and LAE for the nine months ended September 30, 2020 were $208.4 million and included $22.8 million of COVID-19 related losses and $23.7 million of exit costs associated with the StarStone International Run-Off. Excluding prior period loss development, net incurred losses and LAE for the nine months ended September 30, 2019 were $274.1 million.

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

Included within insurance balances recoverable and defendant asbestos and environmental liabilities are the fair value adjustments that were initially recognized upon acquisition. These fair value adjustments are amortized in proportion to the actual payout of claims and recoveries. The carrying value of the asbestos and environmental liabilities, insurance recoveries, future estimated expenses and the fair value adjustments related to DCo and Morse TEC as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Defendant asbestos and environmental liabilities:
Defendant asbestos liabilities	$980,678	$1,100,593
Defendant environmental liabilities	8,214	10,279
Estimated future expenses	45,509	51,637
Fair value adjustments	(280,364)	(314,824)
Defendant asbestos and environmental liabilities	$754,037	$847,685

Insurance balances recoverable:
Insurance recoveries related to defendant asbestos and environmental liabilities (net of allowance: 2020 - $5,907)	447,800	549,593
Fair value adjustments	(82,512)	(100,738)
Insurance balances recoverable	$365,288	$448,855

Net liabilities relating to defendant asbestos and environmental exposures	$388,749	$398,830

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below provides a consolidated reconciliation of the beginning and ending liability for defendant asbestos and environmental exposures for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Balance as of beginning of period	$808,062	$184,264	$847,685	$203,320
Less: Insurance balances recoverable	428,277	122,236	448,855	135,808
Plus: Cumulative effect of change in accounting principle on the determination of the allowance for estimated uncollectible insurance balances (1)	—	—	3,167	—
Net balance as of beginning of period	379,785	62,028	401,997	67,512
Total net paid claims	52,891	(2,204)	51,977	(1,326)
Amounts recorded in other (income) expense:
Reduction in estimates of ultimate net liabilities	(48,439)	—	(75,332)	(4,259)
Reduction in estimated future expenses	(3,124)	(800)	(6,127)	(3,104)
Amortization of fair value adjustments	7,636	102	16,234	303
Total other (income) expense	(43,927)	(698)	(65,225)	(7,060)
Net balance as at September 30	388,749	59,126	388,749	59,126
Plus: Insurance balances recoverable (2)	365,288	121,237	365,288	121,237
Balance as at September 30	$754,037	$180,363	$754,037	$180,363
(1) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 1 - "Significant Accounting Policies" for further details.
(2) Net of allowance for estimated uncollectible insurance balances.

Allowance for Estimated Uncollectible Insurance Balances Recoverable on Defendant Asbestos Liabilities
We evaluate and monitor the credit risk related to our insurers and an allowance for estimated uncollectible insurance balances recoverable on our defendant asbestos liabilities ("allowance for estimated uncollectible insurance") is established for amounts considered potentially uncollectible. Our allowance for estimated uncollectible insurance is derived based on various data sources, multiple key inputs and forecast scenarios. These include the duration of the collection period, credit quality, changes in insurer credit standing, default rates specific to the individual insurer, the geographical location of the insurer, contractual disputes with insurers over individual contentious claims, contract language or coverage issues, industry analyst reports and consensus economic forecasts. To determine the allowance for estimated uncollectible insurance, we use the PD and LGD methodology as described in Note 7 - "Reinsurance Balances Recoverable on Paid and Unpaid Losses" above.
The table below provides a reconciliation of the beginning and ending allowance for estimated uncollectible insurance balances related to our defendant asbestos liabilities, for the three and nine months ended September 30, 2020:

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Allowance for estimated uncollectible insurance balances, beginning of period	$8,346	$3,818
Cumulative effect of change in accounting principle	—	3,167
Current period change in the allowance	(2,439)	(1,078)
Allowance for estimated uncollectible insurance balances, end of period	$5,907	$5,907

During the three and nine months ended September 30, 2020, we did not have any write-offs charged against the allowance for estimated uncollectible insurance or any recoveries of amounts previously written off.
We did not have significant past due balances receivable from our insurers related to our defendant asbestos liabilities, that were older than one year for any of the periods presented.

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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
Investments:
Short-term and fixed maturity investments:
U.S. government and agency	$—	$789,630	$—	$—	$789,630
U.K. government	—	114,777	—	—	114,777
Other government	—	490,447	—	—	490,447
Corporate	—	5,679,909	—	—	5,679,909
Municipal	—	161,839	—	—	161,839
Residential mortgage-backed	—	529,239	—	—	529,239
Commercial mortgage-backed	—	843,119	—	—	843,119
Asset-backed	—	613,663	—	—	613,663
	$—	$9,222,623	$—	$—	$9,222,623

Other assets included within funds held - directly managed	—	12,438	—	—	12,438

Equities:
Publicly traded equity investments	$282,904	$21,028	$—	$—	$303,932
Exchange-traded funds	78,182	—	—	—	78,182
Privately held equity investments	—	—	271,045	—	271,045
	$361,086	$21,028	$271,045	$—	$653,159

Other investments:
Hedge funds	$—	$—	$—	$2,087,091	$2,087,091
Fixed income funds	—	428,645	—	255,386	684,031
Equity funds	—	4,558	—	285,571	290,129
Private equity funds	—	—	—	320,455	320,455
CLO equities	—	84,532	—	—	84,532
CLO equity funds	—	—	—	140,458	140,458
Private credit funds	—	—	10,000	80,476	90,476
Other	—	—	314	7,384	7,698
	$—	$517,735	$10,314	$3,176,821	$3,704,870
Total Investments	$361,086	$9,773,824	$281,359	$3,176,821	$13,593,090

Cash and cash equivalents	$270,267	$139,140	$—	$—	$409,407

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$543,161	$—	$543,161

Other Assets:
Derivatives qualifying as hedges	$—	$6,785	$—	$—	$6,785
Derivatives not qualifying as hedges	—	1,526	—	—	1,526
Derivative instruments	$—	$8,311	$—	$—	$8,311

Losses and LAE:	$—	$—	$2,422,678	$—	$2,422,678

Other Liabilities:
Derivatives qualifying as hedges	$—	$—	$—	$—	$—
Derivatives not qualifying as hedges	—	585	—	—	585
Derivative instruments	$—	$585	$—	$—	$585

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
Investments:
Short-term and fixed maturity investments:
U.S. government and agency	$—	$696,077	$—	$—	$696,077
U.K government	—	161,772	—	—	161,772
Other government	—	702,856	—	—	702,856
Corporate	—	5,448,270	—	—	5,448,270
Municipal	—	140,687	—	—	140,687
Residential mortgage-backed	—	400,914	—	—	400,914
Commercial mortgage-backed	—	813,746	—	—	813,746
Asset-backed	—	670,235	—	—	670,235
	$—	$9,034,557	$—	$—	$9,034,557

Other assets included within funds held - directly managed	$—	$14,207	$—	$—	$14,207

Equities:
Publicly traded equity investments	$297,310	$30,565	$—	$—	$327,875
Exchange-traded funds	133,047	—	—	—	133,047
Privately held equity investments	—	—	265,799	—	265,799
	$430,357	$30,565	$265,799	$—	$726,721

Other investments:
Hedge funds	$—	$—	$—	$1,121,904	$1,121,904
Fixed income funds	—	398,143	—	82,896	481,039
Equity funds	—	111,040	—	299,109	410,149
Private equity funds	—	—	—	323,496	323,496
CLO equities	—	—	87,555	—	87,555
CLO equity funds	—	—	—	87,509	87,509
Other	—	34	314	6,031	6,379
	$—	$509,217	$87,869	$1,920,945	$2,518,031
Total Investments	$430,357	$9,588,546	$353,668	$1,920,945	$12,293,516

Cash and cash equivalents	$144,984	$222,191	$—	$—	$367,175

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$695,518	$—	$695,518

Other Assets:
Derivatives qualifying as hedges	$—	$642	$—	$—	$642
Derivatives not qualifying as hedges	—	1,369	—	—	1,369
Derivative instruments	$—	$2,011	$—	$—	$2,011

Losses and LAE:	$—	$—	$2,621,122	$—	$2,621,122

Other Liabilities:
Derivatives qualifying as hedges	$—	$11,452	$—	$—	$11,452
Derivatives not qualifying as hedges	—	4,106	—	—	4,106
Derivative instruments	$—	$15,558	$—	$—	$15,558

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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Investments
The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended September 30, 2020
	Privately-held Equities	Other Investments	Total

Beginning fair value	$271,000	$314	$271,314
Purchases	—	10,000	10,000
Sales	—	—	—
Total realized and unrealized gains	45	—	45
Transfer out of Level 3 into Level 2	—	—	—
Ending fair value	$271,045	$10,314	$281,359

	Three Months Ended September 30, 2019
	Fixed maturity investments				Privately-held Equities	Other Investments	Total
	Corporate	Residential mortgage-backed	Commercial mortgage-backed	Asset-backed
Beginning fair value	$5,006	$102	$1,370	$25,839	$229,394	$50,452	$312,163
Purchases	82	—	—	—	3,691	22,619	26,392
Sales	(116)	—	(176)	(295)	(2,016)	(361)	(2,964)
Total realized and unrealized gains (losses)	(103)	(1)	148	(743)	(2,378)	(5,287)	(8,364)
Transfer into Level 3 from Level 2	277	—	—	—	—	—	277
Transfer out of Level 3 into Level 2	(2,865)	(101)	(1,340)	(5,978)	—	—	(10,284)
Ending fair value	$2,281	$—	$2	$18,823	$228,691	$67,423	$317,220

	Nine Months Ended September 30, 2020
	Privately-held Equities	Other Investments	Total

Beginning fair value	$265,799	$87,869	$353,668
Purchases	1,392	47,092	48,484
Sales	—	(539)	(539)
Total realized and unrealized gains (losses)	3,854	(40,368)	(36,514)
Transfer into Level 3 from Level 2	—	—	—
Transfer out of Level 3 into Level 2	—	(83,740)	(83,740)
Ending fair value	$271,045	$10,314	$281,359

	Nine Months Ended September 30, 2019
	Fixed maturity investments				Privately-held Equities	Other Investments	Total
	Corporate	Residential mortgage-backed	Commercial mortgage-backed	Asset-backed
Beginning fair value	$37,386	$—	$7,389	$9,121	$228,710	$39,367	$321,973
Purchases	172	—	—	—	3,691	34,614	38,477
Sales	(3,157)	—	(784)	(625)	(2,016)	(361)	(6,943)
Total realized and unrealized gains (losses)	114	(1)	65	(4)	(1,694)	(6,197)	(7,717)
Transfer into Level 3 from Level 2	3,535	102	1,515	22,771	—	—	27,923
Transfer out of Level 3 into Level 2	(35,769)	(101)	(8,183)	(12,440)	—	—	(56,493)
Ending fair value	$2,281	$—	$2	$18,823	$228,691	$67,423	$317,220

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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Valuations Techniques and Inputs
The table below presents the quantitative information related to the fair value measurements for our privately held equity investments measured at fair value on a recurring basis using Level 3 inputs:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value as of September 30, 2020	Valuation Techniques	Unobservable Input	Range (Average) (1)
(in millions of U.S. dollars)
$245.4	Transactional value	Implied price per share at recent purchase transaction	13.50 - 13.85
$25.6	Cost as approximation of fair value	Cost as approximation of fair value
$271.0
(1) The average represents the arithmetic average of the inputs and is not weighted by the relative fair value.

Insurance Contracts - Fair Value Option

The following table presents a reconciliation of the beginning and ending balances for all insurance contracts measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended September 30,
	2020			2019
	Liability for losses and LAE	Reinsurance balances recoverable	Net	Liability for losses and LAE	Reinsurance balances recoverable	Net
Beginning fair value	$2,454,539	$671,384	$1,783,155	$2,772,501	$743,304	$2,029,197
Assumed business	1,526	(180,972)	182,498	—	—	—
Incurred losses and LAE:
Reduction in estimates of ultimate losses	(25,595)	56,702	(82,297)	(7,386)	2,354	(9,740)
Reduction in unallocated LAE	(4,641)	—	(4,641)	(6,724)	—	(6,724)
Change in fair value	19,092	(1,950)	21,042	57,743	16,369	41,374
Total incurred losses and LAE	(11,144)	54,752	(65,896)	43,633	18,723	24,910
Paid losses	(86,745)	(11,192)	(75,553)	(100,654)	(21,816)	(78,838)
Effect of exchange rate movements	64,502	9,189	55,313	(56,836)	(8,307)	(48,529)
Ending fair value	$2,422,678	$543,161	$1,879,517	$2,658,644	$731,904	$1,926,740

The net assumed business of $182.5 million in the current period relates to the Hannover Re novation transaction disclosed in Note 3 - "Significant New Business." Changes in fair value in the table above are included in net incurred losses and LAE in our consolidated statements of earnings.
The following table presents the components of the net change in fair value:

	Three Months Ended September 30,
	2020	2019
Changes in fair value due to changes in:
Duration	$11,767	$3,850
Corporate bond yield	9,275	37,524
Change in fair value	$21,042	$41,374

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30,
	2020			2019
	Liability for losses and LAE	Reinsurance balances recoverable on paid and unpaid losses	Net	Liability for losses and LAE	Reinsurance balances recoverable on paid and unpaid losses	Net
Beginning fair value	$2,621,122	$695,518	$1,925,604	$2,874,055	$739,591	$2,134,464
Assumed business	1,526	(180,972)	182,498	—	—	—
Incurred losses and LAE:
Reduction in estimates of ultimate losses	(61,109)	48,580	(109,689)	(20,342)	4,059	(24,401)
Reduction in unallocated LAE	(14,353)	—	(14,353)	(15,076)	—	(15,076)
Change in fair value	130,075	33,227	96,848	189,422	54,045	135,377
Total incurred losses and LAE	54,613	81,807	(27,194)	154,004	58,104	95,900
Paid losses	(230,187)	(49,627)	(180,560)	(308,267)	(58,139)	(250,128)
Effect of exchange rate movements	(24,396)	(3,565)	(20,831)	(61,148)	(7,652)	(53,496)
Ending fair value	$2,422,678	$543,161	$1,879,517	$2,658,644	$731,904	$1,926,740

Changes in fair value in the table above are included in net incurred losses and LAE in our consolidated statements of earnings. The following table presents the components of the net change in fair value:

	Nine Months Ended September 30,
	2020	2019
Changes in fair value due to changes in:
Duration	$19,617	$18,736
Corporate bond yield	75,524	116,641
Weighted cost of capital	(5,048)	—
Risk cost of capital	6,755	—
Change in fair value	$96,848	$135,377

Below is a summary of the quantitative information regarding the significant observable and unobservable inputs used in the internal model to determine fair value on a recurring basis:

		September 30, 2020	December 31, 2019
Valuation Technique	Unobservable (U) and Observable (O) Inputs	Weighted Average	Weighted Average
Internal model	Corporate bond yield (O)	A rated	A rated
Internal model	Credit spread for non-performance risk (U)	0.2%	0.2%
Internal model	Risk cost of capital (U)	5.1%	5.1%
Internal model	Weighted average cost of capital (U)	8.25%	8.5%
Internal model	Duration - liability (U)	7.92 years	7.82 years
Internal model	Duration - reinsurance balances recoverable (U)	7.71 years	8.68 years

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

Disclosure of Fair Values for Financial Instruments Carried at Cost
Senior Notes
As of September 30, 2020, our 4.50% Senior Notes due 2022 (the "2022 Senior Notes") and our 4.95% Senior Notes due 2029 (the "2029 Senior Notes" and, together with the 2022 Senior Notes, the "Senior Notes") were carried at amortized cost of $349.2 million and $493.9 million, respectively, while the fair value based on observable market pricing from a third party pricing service was $363.2 million and $556.8 million, respectively. The Senior Notes are classified as Level 2.
Junior Subordinated Notes
As of September 30, 2020, our 5.75% Fixed-Rate Reset Junior Subordinated Notes due 2040 (the “Junior Subordinated Notes”) were carried at amortized cost of $344.8 million, while the fair value based on observable market pricing from a third party pricing service was $357.7 million. The Junior Subordinated Notes are classified as Level 2.
Insurance Contracts
Disclosure of fair value of amounts relating to insurance contracts is not required, except those for which we elected the fair value option, as described above.
Remaining Assets and Liabilities
Our remaining assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature approximates fair value as of September 30, 2020 and December 31, 2019.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. PREMIUMS WRITTEN AND EARNED
The following table provides a summary of premiums written and earned by segment and for our other activities:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Non-life Run-off
Gross	$3,535	$20,426	$301	$27,190	$1,707	$52,899	$(24,785)	$166,707
Ceded	(111)	(2,950)	(4,109)	(10,353)	690	(8,876)	(1,610)	(24,726)
Net	$3,424	$17,476	$(3,808)	$16,837	$2,397	$44,023	$(26,395)	$141,981
Atrium
Gross	$49,083	$48,690	$48,746	$48,340	$155,551	$144,675	$146,519	$133,610
Ceded	(2,580)	(6,264)	(4,961)	(5,427)	(19,458)	(16,492)	(19,273)	(13,745)
Net	$46,503	$42,426	$43,785	$42,913	$136,093	$128,183	$127,246	$119,865
StarStone
Gross	$58,566	$123,813	$110,586	$151,895	$300,135	$362,638	$363,352	$409,135
Ceded	(15,228)	(27,697)	(34,566)	(40,146)	(73,069)	(86,072)	(72,269)	(69,142)
Net	$43,338	$96,116	$76,020	$111,749	$227,066	$276,566	$291,083	$339,993
Other
Gross	$293	$5,705	$(2,498)	$4,338	$3,237	$15,173	$(1,174)	$17,024
Ceded	1	1	(5)	(35)	1	1	(23)	(152)
Net	$294	$5,706	$(2,503)	$4,303	$3,238	$15,174	$(1,197)	$16,872
Total
Gross	$111,477	$198,634	$157,135	$231,763	$460,630	$575,385	$483,912	$726,476
Ceded	(17,918)	(36,910)	(43,641)	(55,961)	(91,836)	(111,439)	(93,175)	(107,765)
Total	$93,559	$161,724	$113,494	$175,802	$368,794	$463,946	$390,737	$618,711

Gross premiums written for the three months ended September 30, 2020 and 2019 were $111.5 million and $157.1 million, respectively, a decrease of $45.7 million. The decrease was primarily due to a decrease in gross premiums written in our StarStone segment of $52.0 million, partially offset by an increase Non-life Run-off segment of $3.2 million. The decrease in the StarStone segment was due to StarStone International being placed into an orderly run-off.
Gross premiums written for the nine months ended September 30, 2020 and 2019 were $460.6 million and $483.9 million, respectively, a decrease of $23.3 million. The decrease was primarily due to a decrease in gross premiums written in our StarStone segment of $63.2 million, partially offset by a reduction in negative gross premiums written in our Non-life Run-off segment of $26.5 million and an increase in the Atrium segment of $9.0 million. The decrease in the StarStone segment was primarily due to StarStone International being placed into an orderly run-off. The negative gross premium written in the Non-life Run-off segment for the nine months ended September 30, 2019 was due to premium adjustments on the acquired unearned premium primarily related to the run-off business assumed as a result of the AmTrust RITC transactions and the acquisition of Maiden Re North America. The increase in the Atrium segment was driven by increases in the binding authorities, marine, aviation and transit and non-marine direct and facultative lines of business. The binding authorities line of business benefited from new opportunities to write new business, while the marine, aviation and non-marine direct and facultative lines of business continued to benefit from an increase in rates and new opportunities in the U.S.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. GOODWILL AND INTANGIBLE ASSETS
The following table presents a reconciliation of the beginning and ending goodwill and intangible assets for the nine months ended September 30, 2020:

		Intangible assets
	Goodwill	Intangible assets with a definite life	Intangible assets with an indefinite life	Total	Total
Balance as of December 31, 2019	$109,807	$14,630	$67,131	$81,761	$191,568
Impairment losses (StarStone International)	(8,000)	—	(4,000)	(4,000)	(12,000)
Amortization	—	(1,524)	—	(1,524)	(1,524)
Reclassification to assets held-for-sale (Atrium)	(38,848)	(13,106)	(63,131)	(76,237)	(115,085)
Balance as of September 30, 2020	$62,959	$—	$—	$—	$62,959
Goodwill
The changes in the goodwill by segment were as follows for the nine months ended September 30, 2020:

	Non-life Run-Off	Atrium	StarStone	Total
Balance as of December 31, 2019:	$62,959	$38,848	$8,000	$109,807
Impairment losses (StarStone International)	—	—	(8,000)	(8,000)
Reclassification to assets held-for-sale (Atrium)	—	(38,848)	—	(38,848)
Balance as of September 30, 2020:
Goodwill	62,959	—	8,000	70,959
Accumulated impairment losses	—	—	(8,000)	(8,000)
	$62,959	$—	$—	$62,959
On August 13, 2020, we announced the Atrium Exchange Transaction, which resulted in the assets and liabilities of the Atrium segment being classified as held-for-sale as of September 30, 2020.
On June 10, 2020, we announced the StarStone International Run-Off. During the three and nine months ended September 30, 2020, we recognized impairment losses of $nil and $8.0 million respectively, related to the goodwill allocated to StarStone International.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Intangible Assets
The gross carrying value, accumulated amortization and net carrying value of intangible assets by segment and by type as of September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020			December 31, 2019
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Atrium segment:
Intangible assets with a definite life:
Distribution channel	$—	$—	$—	$20,000	$(8,111)	$11,889
Brand	—	—	—	7,000	(4,259)	2,741
Intangible assets with an indefinite life:
Lloyd’s syndicate capacity	—	—	—	33,031	—	33,031
Management contract	—	—	—	30,100	—	30,100
Total Atrium segment intangible assets	$—	$—	$—	$90,131	$(12,370)	$77,761

StarStone segment:
Intangible assets with an indefinite life:
Lloyd’s syndicate capacity	4,000	(4,000)	—	4,000	—	4,000
Total intangible assets	$4,000	$(4,000)	$—	$94,131	$(12,370)	$81,761

Atrium
As described above, the assets and liabilities related to the Atrium segment have been classified as held-for-sale as of September 30, 2020. The following table presents the amortization recorded on the intangible assets prior to the reclassification to held-for-sale:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Intangible asset amortization	$508	$546	$1,524	$1,676

StarStone
During the three and nine months ended September 30, 2020, we recognized impairment losses of $nil and $4.0 million respectively, on StarStone's Lloyd's syndicate capacity following our decision to place StarStone International into run-off.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
843014. DEBT OBLIGATIONS AND CREDIT FACILITIES
We utilize debt financing and credit facilities primarily for funding acquisitions and significant new business, investment activities and, from time to time, for general corporate purposes. Our debt obligations were as follows:

Facility	Origination Date	Term	September 30, 2020	December 31, 2019
4.50% Senior Notes due 2022	March 10, 2017	5 years	$349,155	$348,616
4.95% Senior Notes due 2029	May 28, 2019	10 years	493,940	493,600
Total Senior Notes			843,095	842,216
5.75% Junior Subordinated Notes due 2040	August 26, 2020	20 years	344,813	—
EGL Revolving Credit Facility	August 16, 2018	5 years	260,000	—
2018 EGL Term Loan Facility	December 27, 2018	3 years	—	348,991
Total debt obligations			$1,447,908	$1,191,207
During the nine months ended September 30, 2020, the EGL Revolving Credit Facility was utilized for funding (i) significant new business as described in Note 3 - "Significant New Business," (ii) investment opportunities and (iii) to provide additional liquidity in the first half of the year during the financial disruption associated with the COVID-19 pandemic. In addition, we issued the Junior Subordinated Notes and used the proceeds to repay the 2018 EGL Term Loan Facility.
The table below provides a summary of the total interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense on debt obligations	$14,652	$14,623	$41,522	$38,157
Amortization of debt issuance costs	351	311	914	539
Funds withheld balances and other	—	16	—	326
Total interest expense	$15,003	$14,950	$42,436	$39,022
Senior Notes
4.50% Senior Notes due 2022
On March 10, 2017, we issued the 2022 Senior Notes for an aggregate principal amount of $350.0 million. The 2022 Senior Notes pay 4.50% interest semi-annually and mature on March 10, 2022. We incurred costs of $2.9 million in issuing the 2022 Senior Notes. The unamortized costs as of September 30, 2020 and December 31, 2019 were $0.8 million and $1.4 million, respectively.
Refer to Note 15 - "Debt Obligations and Credit Facilities" in our 10-K for the year ended December 31, 2019 for further information regarding the 2022 Senior Notes.
4.95% Senior Notes due 2029
On May 28, 2019, we issued the 2029 Senior Notes for an aggregate principal amount of $500.0 million. The 2029 Senior Notes pay 4.95% interest semi-annually and mature on June 1, 2029. We incurred costs of $6.8 million in issuing the 2029 Senior Notes. The unamortized costs as of September 30, 2020 and December 31, 2019 were $6.1 million and $6.4 million, respectively.
Refer to Note 15 - "Debt Obligations and Credit Facilities" in our 10-K for the year ended December 31, 2019 for further information regarding the 2029 Senior Notes.

Junior Subordinated Notes
5.75% Junior Subordinated Notes due 2040
On August 26, 2020, our wholly-owned subsidiary, Enstar Finance LLC ("Enstar Finance") issued the Junior Subordinated Notes for an aggregate principal amount of $350.0 million. The Junior Subordinated Notes pay interest (i) from the date of original issue to August 30, 2025 at the fixed rate of 5.75% per annum and (ii) from September 1, 2025, during each five-year period thereafter, at a rate per annum equal to the five-year treasury rate as of two business days prior to the beginning of such five-year period plus 5.468%, as reset at the beginning of

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
each such five-year period. Absent certain conditions, interest on the Junior Subordinated Notes is payable semi-annually, commencing on March 1, 2021, and the Junior Subordinated Notes are scheduled to mature on September 1, 2040.
The Junior Subordinated Notes are rated BB+ and are unsecured junior subordinated obligations of Enstar Finance. The Junior Subordinated Notes are fully and unconditionally guaranteed by us on an unsecured and junior subordinated basis. These debt securities of Enstar Finance are effectively subordinate to the obligations of our other subsidiaries.
We incurred costs of $5.2 million in issuing the Junior Subordinated Notes. These costs included underwriters’ fees, legal and accounting fees, and other fees, and are capitalized and presented as a direct deduction from the principal amount of debt obligations in the consolidated balance sheets. These costs are amortized over the term of the Junior Subordinated Notes and are included in interest expense in our consolidated statements of earnings. The unamortized costs as of September 30, 2020 were $5.2 million.
The net proceeds of $344.8 million, plus cash on hand, were used to repay $350.0 million of borrowings under our 2018 EGL Term Loan Facility, discussed further below.

EGL Revolving Credit Facility
As of September 30, 2020, we were permitted to borrow up to an aggregate of $600.0 million under the revolving credit facility. As of September 30, 2020, there was $340.0 million of available unutilized capacity under the facility. Subsequent to September 30, 2020, we have neither borrowed nor repaid any additional amounts under the facility, as such the unutilized capacity remains at $340.0 million. We have the option to increase the commitments under the facility by up to an aggregate amount of $400.0 million from the existing lenders, or through the addition of new lenders, subject to the terms of the agreement.
Borrowings under the facility bear interest at a rate based on the Company's long term senior unsecured debt ratings. Interest is payable at least every month at either the alternate base rate ("ABR") or LIBOR plus a margin as set forth in the revolving credit agreement.
Refer to Note 15 - "Debt Obligations and Credit Facilities" in our 10-K for the year ended December 31, 2019 for further information regarding the revolving credit facility.

2018 EGL Term Loan Facility
On December 27, 2018, we entered into and fully utilized a three-year $500.0 million unsecured term loan (the "2018 EGL Term Loan Facility"). During 2019, we repaid principal of $150.0 million, and during the three months ended September 30, 2020, we repaid the remaining $350.0 million of principal on the facility. As of September 30, 2020, there was no amount outstanding on the 2018 EGL Term Loan Facility.
We incurred costs of $1.5 million associated with closing the 2018 EGL Term Loan Facility. These costs were amortized over the term of the facility and are included in general and administrative expenses in our consolidated statements of earnings. The unamortized costs as of September 30, 2020 and December 31, 2019 were $nil and $1.0 million, respectively.

Letters of Credit
We utilize unsecured and secured letters of credit to support certain of our insurance and reinsurance performance obligations.
Funds at Lloyd's
We had an unsecured letter of credit agreement for Funds at Lloyd's ("FAL Facility") as of September 30, 2020, to issue up to $375.0 million of letters of credit, with provision to increase the facility by an additional $25.0 million up to an aggregate amount of $400.0 million, subject to lenders approval. On November 5, 2020, we amended and restated the FAL Facility to reduce its capacity to $275.0 million (with provision to increase the facility by an additional $75.0 million) and extend its term by two years. The FAL Facility is available to satisfy our Funds at Lloyd's requirements and expires in 2025. As of September 30, 2020 and December 31, 2019, our combined Funds at Lloyd's were comprised of cash and investments of $547.0 million and $639.3 million, respectively, and unsecured letters of credit of $252.0 million as of both dates.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$120.0 million Letter of Credit Facility
We use this facility to support certain reinsurance collateral obligations of our subsidiaries. Pursuant to the facility agreement, we have the option to increase commitments under the facility by an additional $60.0 million. As of September 30, 2020 and December 31, 2019, we had issued an aggregate amount of letters of credit under this facility of $120.0 million and $115.3 million, respectively.
$800.0 million Syndicated Letter of Credit Facility
During 2019, we entered into an unsecured $760.0 million letter of credit facility agreement, most recently amended on June 3, 2020. On August 4, 2020, we exercised our option to increase the commitments available under the facility by an aggregate amount of $40.0 million, bringing the total size of the facility to $800.0 million. The facility is used to collateralize certain reinsurance obligations, including $456.8 million relating to the reinsurance transaction with Maiden Reinsurance Ltd. As of September 30, 2020 and December 31, 2019, we had issued an aggregate amount of letters of credit under this facility of $619.8 million and $608.0 million, respectively.
$65.0 million Letter of Credit Facility
On August 4, 2020, we entered into a $65.0 million secured letter of credit facility agreement pursuant to which we issued a letter of credit to collateralize a portion of our reinsurance performance obligations relating to our novation transaction with Hannover Re, which we completed on August 6, 2020, as discussed in Note 3 - "Significant New Business". As of September 30, 2020, we had issued an aggregate amount of letters of credit under this facility of $61.0 million.
Refer to Note 15 - "Debt Obligations and Credit Facilities" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019 for further information on the terms of the above letter of credit facilities.

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

Redeemable Noncontrolling Interest
RNCI as of September 30, 2020 and December 31, 2019 comprised the ownership interests held by the Trident V Funds ("Trident") (39.3%) and funds advised by Dowling Capital Partners, L.P. ("Dowling") (1.7%) in our subsidiary North Bay Holdings Limited ("North Bay"). North Bay owns our investments in Atrium and StarStone.
The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Balance at beginning of period	$366,533	$435,696	$438,791	$458,543
Dividends paid	—	—	—	(11,556)
Net earnings (losses) attributable to RNCI	20,997	(190)	(31,102)	(5,651)
Accumulated other comprehensive earnings attributable to RNCI	1,220	(97)	7,593	58
Foreign currency translation adjustments	(588)	—	(753)	—
Change in redemption value of RNCI	(11,431)	(622)	(38,059)	(6,607)
Cumulative effect of change in accounting principle attributable to RNCI (1)	—	—	261	—
Balance at end of period	$376,731	$434,787	$376,731	$434,787
(1) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 1 - "Significant Accounting Policies" for further details.
We carried the RNCI at its estimated redemption value, which is fair value, as of September 30, 2020 and December 31, 2019.
The increase in the three months ended September 30, 2020 was attributable to $21.0 million of net earnings primarily related to StarStone due to higher underwriting income in the period; partially offset by, an $11.4 million reduction in redemption value. The redemption value decreased as a result of the agreement to sell Northshore.
The decrease in the nine months ended September 30, 2020 was attributable to $31.1 million of net losses related to StarStone resulting from exit costs associated with the decision to place StarStone International into run-off; and $38.1 million due to change in redemption value. The redemption value decreased as a result of the StarStone International Run-Off decision and the agreement to sell both StarStone U.S and Northshore.
Refer to Note 21 - "Commitments and Contingencies" for additional information regarding RNCI.

Noncontrolling Interest
As of September 30, 2020 and December 31, 2019, we had $14.5 million and $14.2 million, respectively, of NCI related to external interests in three of our subsidiaries. A reconciliation of the beginning and ending carrying amount of the equity attributable to NCI is included in the unaudited condensed consolidated statement of changes in shareholders equity.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. SHARE CAPITAL
Refer to Note 17 - "Share Capital" to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information on our share capital.
Dividends Declared and Paid
The following table details the dividends that have been declared and paid on our Series D and E Preferred Shares for the period from January 1, 2020 to November 6, 2020:

				Dividend per:
Preferred Share Series	Date Declared	Record Date	Date Paid or Payable	Preferred Share	Depositary Share	Total dividends paid in the nine months ended September 30, 2020
				(in U.S. dollars)		(in thousands of U.S. dollars)
Series D	February 4, 2020	February 15, 2020	March 2, 2020	$437.50	$0.43750	$7,000
Series E	February 4, 2020	February 15, 2020	March 2, 2020	$437.50	$0.43750	1,925
Series D	May 5, 2020	May 15, 2020	June 1, 2020	$437.50	$0.43750	7,000
Series E	May 5, 2020	May 15, 2020	June 1, 2020	$437.50	$0.43750	1,925
Series D	August 5, 2020	August 15, 2020	September 1, 2020	$437.50	$0.43750	7,000
Series E	August 5, 2020	August 15, 2020	September 1, 2020	$437.50	$0.43750	1,925
Series D	November 5, 2020	November 15, 2020	December 1, 2020	$437.50	$0.43750	—
Series E	November 5, 2020	November 15, 2020	December 1, 2020	$437.50	$0.43750	—
						$26,775
Share Repurchases
On March 9, 2020, our Board of Directors adopted a stock trading plan for the purpose of repurchasing a limited number of our Company’s ordinary shares, not to exceed $150.0 million in aggregate (the "Repurchase Program"). On March 23, 2020, we suspended our Repurchase Program due to uncertainty in the global financial markets resulting from the COVID-19 pandemic. The Repurchase Program resumed on September 21, 2020 and expires on March 1, 2021.
From inception to September 30, 2020, we repurchased 174,464 ordinary shares at an average price of $145.53, for an aggregate price of $25.4 million under the Repurchase Program. As of September 30, 2020, the remaining capacity under the Repurchase Program was $124.6 million. Subsequent to September 30, 2020, we repurchased 3,816 ordinary shares for an aggregate price of $0.6 million under the Repurchase program.
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net earnings per ordinary share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Earnings (losses) attributable to Enstar ordinary shareholders:
Net earnings from continuing operations (1)	$612,636	$113,074	$896,267	$701,234
Net earnings from discontinued operations (2)	2,377	4,669	478	7,102
Net earnings attributable to Enstar ordinary shareholders:	$615,013	$117,743	$896,745	$708,336

Denominator:
Weighted-average ordinary shares outstanding — basic (3)	21,578,106	21,488,216	21,564,447	21,476,586
Effect of dilutive securities:
Share-based compensation plans (4)	143,581	169,162	180,437	204,288
Warrants	57,042	63,119	54,743	60,625
Weighted-average ordinary shares outstanding — diluted	21,778,729	21,720,497	21,799,627	21,741,499

Earnings (loss) per ordinary share attributable to Enstar:
Basic:
Net earnings from continuing operations	$28.39	$5.26	$41.56	$32.65
Net earnings from discontinued operations	0.11	0.22	0.02	0.33
Net earnings per ordinary share	$28.50	$5.48	$41.58	$32.98
Diluted:
Net earnings from continuing operations	$28.13	$5.21	$41.12	$32.25
Net earnings from discontinued operations	0.11	0.21	0.02	0.33
Net earnings per ordinary share	$28.24	$5.42	$41.14	$32.58
(1) Net earnings (loss) from continuing operations attributable to Enstar ordinary shareholders equals net earnings (loss) from continuing operations, plus net loss (earnings) from continuing operations attributable to noncontrolling interest, less dividends on preferred shares.
(2) Net earnings (loss) from discontinued operations attributable to Enstar ordinary shareholders equals net earnings (loss) from discontinued operations, net of income taxes, plus net loss (earnings) from discontinued operations attributable to noncontrolling interest; refer to Note 4 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" for a breakdown by period.
(3) Weighted-average ordinary shares for basic earnings per share includes ordinary shares (voting and non-voting) but excludes ordinary shares held in the EB Trust in respect of JSOP awards.
(4) Share-based dilutive securities include restricted shares, restricted share units, and performance share units. Certain share-based compensation awards, including the ordinary shares held in the EB Trust in respect of JSOP awards, were excluded from the calculation for the three and nine months ended September 30, 2020 because they were anti-dilutive.

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
The table below provides a summary of the compensation costs for all of our share-based compensation plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Share-based compensation plans:
Restricted shares and restricted share units	$2,251	$1,778	$6,180	$4,910
Performance share units	5,698	5,678	10,886	18,133
Cash-settled stock appreciation rights	3,705	102	230	(109)
Joint share ownership plan expense	1,146	—	3,151	—
Other share-based compensation plans:
Northshore incentive plan	209	1,029	656	3,061
StarStone incentive plan	—	—	(223)	—
Deferred compensation and ordinary share plan for non-employee directors	139	116	1,098	992
Employee share purchase plan	110	102	318	309
Total share-based compensation	$13,258	$8,805	$22,296	$27,296

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

Interim Tax Expense
The effective tax rates on income for the three months ended September 30, 2020 and 2019 were 2.1% and 10.2%, respectively. The effective tax rates on income for the nine months ended September 30, 2020 and 2019 were 2.8% and 3.4%, respectively. The effective tax rate on income differs from the statutory rate of 0% due to tax on foreign operations, primarily the U.S. and the U.K.
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

Assessment of Valuation Allowance on Deferred Tax Assets
We have estimated the future taxable income of our foreign subsidiaries and have provided a valuation allowance in respect of loss carryforwards where we do not expect to realize a benefit. We have considered all available evidence using a "more likely than not" standard in determining the amount of the valuation allowance. During the three and nine months ended September 30, 2020, we have maintained a valuation allowance for deferred tax assets which management does not believe meet the "more likely than not" criteria.

Unrecognized Tax Benefits
There were no unrecognized tax benefits as of September 30, 2020 and December 31, 2019.

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
Our interests in StarStone and Atrium are held through North Bay, which is a joint venture between us and the Trident V Funds that are advised by Stone Point. We currently own an indirect 59.0% interest in North Bay and the Trident V Funds and the Dowling Funds currently own 39.3% and 1.7%, respectively. North Bay owns 100% of SSHL, the holding company for the StarStone group, which includes StarStone U.S. and StarStone International. North Bay also owns approximately 92% of Northshore, the holding company that owns Atrium and Arden. North Bay also owns the preferred equity of three segregated cells of Fitzwilliam Insurance Limited (the “Fitzwilliam Cells”) that have provided reinsurance to StarStone and are considered part of StarStone International.
On June 10, 2020, North Bay and one of its subsidiaries entered into an agreement to sell StarStone U.S. to Core Specialty in a recapitalization transaction described in Note 4 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations".
Pursuant to the terms of a Recapitalization Agreement entered into on August 13, 2020 among us, the Trident V Funds and the Dowling Funds (the "Recapitalization Agreement"), we agreed to exchange a portion of our indirect interest in Northshore for all of the Trident V Funds’ indirect interest in StarStone U.S. (the “Exchange Transaction”), which is described in Note 4 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations".
In addition to the terms described in Note 4 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations", the Recapitalization Agreement also provides for a preferred return to us of any cash received upon the sale of StarStone U.S. to reimburse us for certain funding provided to one of the Fitzwilliam Cells. To the extent the cash received upon the sale of StarStone U.S. exceeds the amount needed to reimburse us for the funding provided to the Fitzwilliam Cell, the portion of such cash that would otherwise be allocated to the Trident V Funds will be paid to us instead, and we would receive fewer shares in Northshore in the Exchange Transaction.
In connection with the closing of the Exchange Transaction, we will enter into amended and restated shareholders’ agreements with the Trident V Funds and the Dowling Funds with respect to our investment in SSHL and Northshore. With respect to SSHL, we will have the right to designate three of five members of the SSHL board of directors and the Trident V Funds will have the right to designate the other two members. The Trident V Funds will also have certain customary rights as a minority shareholder to approve certain material matters and transactions. Each shareholder of SSHL will provide us and the Trident V Funds with a right of first offer to acquire its shares in SSHL if such shareholder wishes to sell them. Each shareholder will also have certain rights to participate in sales of SSHL shares by the other shareholders, and we will have certain rights to cause the Trident V Funds and the Dowling Funds to sell their SSHL shares if we wish to sell control of SSHL or the StarStone International business.
Also pursuant to the terms of the proposed shareholders’ agreement for SSHL, at any time after December 31, 2022, the Trident V Funds will have the right to cause us to purchase their shares in SSHL at their fair market value, and the Dowling Funds will have the right to participate in any such sale transaction initiated by the Trident V Funds. We will be entitled to pay the purchase price for such SSHL shares in cash or in unrestricted ordinary shares of Enstar that are then listed or admitted to trading on a national securities exchange. At any time after March 31, 2023, we will have the right to cause the Trident V Funds and the Dowling Funds to sell their shares in SSHL to us at their fair market value. We would be obligated to pay the purchase price for such SSHL shares in cash.
Pursuant to the terms of the proposed shareholders’ agreement for Northshore, for so long as we own 50% or more of the Northshore shares we acquire upon the closing of the Exchange Transaction, we will have the right to designate one member to the board of directors of Northshore and each of its material subsidiaries. Our shares in Northshore will be subject to an 18-month restriction on transfer following the closing of the Exchange Transaction, after which the Trident V Funds will have a right of first offer to acquire our shares in Northshore if we wish to sell

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
them. We will have certain rights to participate in sales of Northshore shares by the Trident V Funds, and the Trident V Funds will have certain rights to cause us to sell our Northshore shares if the Trident V Funds wish to sell control of Northshore or the Atrium business.
Pursuant to the terms of the existing shareholders’ agreements related to StarStone and Atrium, Mr. Carey serves as a representative of the Trident V Funds on the boards of the holding companies, including North Bay, established in connection with the Atrium/Arden and StarStone co-investment transactions. Trident also has a second representative on these boards who is a Stone Point employee.
We, in partnership with StarStone's other shareholders, have previously completed two transactions to provide capital support to StarStone in the form of:
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
The RNCI on our balance sheet relating to these Trident co-investment transactions was as follows:

	September 30, 2020	December 31, 2019
Redeemable Noncontrolling Interest	$361,026	$420,499

As of September 30, 2020, we had the following additional relationships with Stone Point and its affiliates:
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
•In the fourth quarter of 2018, we invested $25.0 million in Mitchell TopCo Holdings, the parent company of Mitchell International and Genex Services, as a co-investor alongside certain Trident funds; and
•In the second quarter of 2020, we invested $10.0 million in a 2 year senior secured unrated floating rate term loan facility with an extension option which was arranged and managed by Sound Point Capital. The facility's borrower, Amplify U.S. Inc., is a subsidiary of Evergreen (as defined below) and has used the proceeds to purchase AmTrust's preferred stock. The facility ranks senior to all other claims of the borrower, the purchased preferred stock and cash flows therefrom serve as collateral, and AmTrust has provided an unsecured guarantee for the facility. For further information on our relationships with Evergreen and AmTrust, refer to the AmTrust section below.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the amounts included in our consolidated balance sheet related to our related party transactions with Stone Point and its affiliated entities:

	September 30, 2020	December 31, 2019
Short-term investments, AFS, at fair value	$—	$1,431
Fixed maturities, trading, at fair value	219,435	269,131
Fixed maturities, AFS, at fair value	93,779	160,303
Equities, at fair value	94,353	121,794
Other investments, at fair value:
Hedge funds	18,510	18,993
Fixed income funds	335,033	381,449
Private equity funds	32,050	34,858
CLO equities	33,358	32,560
CLO equity funds	140,458	87,509
Private Debt	27,079	16,312
Real estate fund	24,475	18,106
Total investments	1,018,530	1,142,446
Cash and cash equivalents	21,293	54,080
Other assets	6,327	10
Other liabilities	162	4,710
Net investment	$1,045,988	$1,191,826

The following table presents the amounts included in net earnings related to our related party transactions with Stone Point and its affiliated entities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net investment income	$2,312	$2,257	$11,189	$5,009
Net realized and unrealized (losses) gains	35,925	(3,442)	(36,862)	26,305
Total net (losses) earnings	$38,237	$(1,185)	$(25,673)	$31,314

Hillhouse Capital

Investment funds managed by Hillhouse Capital (defined below) collectively own approximately 9.4% of Enstar’s voting ordinary shares. These funds also own non-voting ordinary shares and warrants to purchase additional non-voting ordinary shares, which together with their voting ordinary shares, represent an approximate 16.6% economic interest in Enstar. In February 2017, Jie Liu, a Partner of AnglePoint (defined below), was appointed to our Board.

We have made direct investments in funds (the “Hillhouse Funds”) managed by Hillhouse Capital Management, Ltd. and Hillhouse Capital Advisors, Ltd. (together, “Hillhouse Capital”) and AnglePoint Asset Management Ltd. ("AnglePoint"). As of September 30, 2020, our carrying value of our direct investment the InRe Fund, L.P. (the "InRe Fund"), which is managed by AnglePoint, was $1.8 billion with the InRe Fund's assets being invested in approximately (1)% in net short fixed income securities, 22% in North American equities, 49% in international equities and 30% in financing, derivatives and other items.
As of September 30, 2020 and December 31, 2019 our equity method investee, Enhanzed Reinsurance Ltd. ("Enhanzed Re"), had investments in a fund managed by AnglePoint, as set forth in the table below.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our consolidated balance sheet included the following balances related to transactions with Hillhouse Capital and AnglePoint (as applicable):

	September 30, 2020	December 31, 2019
Investments in funds managed by AnglePoint, held by Enhanzed Re	$653,040	$327,799
Our ownership of equity method investments	47.4%	47.4%
Our share of Investments in funds managed by AnglePoint held by Enhanzed Re (through our ownership of equity method investments)	$309,541	$155,377

Investment in other funds managed by Hillhouse Capital and AnglePoint:
InRe Fund	$1,843,532	$918,633
Other funds	306,214	232,968
	$2,149,746	$1,151,601

The increase in the investment in the Hillhouse Funds was primarily due to additional subscriptions of $300.0 million and unrealized gains for the nine months ended September 30, 2020. We incurred management and performance fees of approximately $263.3 million, included within the Hillhouse Funds' reported NAV, for the nine months ended September 30, 2020 in relation to the investment in funds managed by Hillhouse Capital and AnglePoint as described above.

Monument Re

Monument Insurance Group Limited ("Monument Re") was established in October 2016 and Enstar has invested a total of $59.6 million in the common and preferred shares of Monument Re as at September 30, 2020 (December 31, 2019: $26.6 million). We own 20% of the common shares of Monument Re, as well as different classes of preferred shares which have fixed dividend yields, and which collectively represented a total economic interest of 23.0% as at September 30, 2020 (December 31, 2019: 23.5%). In connection with our investment in Monument Re, we entered into a Shareholders Agreement with the other shareholders and have accounted for our equity interest in Monument Re as an equity method investment since we have significant influence over its operating and financial policies.
On May 31, 2019, we completed the transfer of our remaining life assurance policies written by our wholly-owned subsidiary Alpha Insurance SA to a subsidiary of Monument Re. In this transaction, we transferred policy benefits for life and annuity contracts with a carrying value of €88.8 million (or $99.1 million) and total assets with a fair value of €91.1 million (or $101.6 million) to a subsidiary of Monument Re.

Our investment in the common and preferred shares of Monument Re, which is included in equity method investments on our consolidated balance sheet, was as follows:

	September 30, 2020	December 31, 2019
Investment in Monument Re	$161,994	$60,598
During the three and nine months ended September 30, 2020 we received director fees from Monument Re of less than $0.1 million and $0.1 million, respectively, in connection with one of our representatives serving on Monument Re's board of directors.

Clear Spring (formerly SeaBright)
Effective January 1, 2017, we sold SeaBright Insurance Company (“SeaBright Insurance”) to Clear Spring PC Acquisition Corp., a subsidiary of Delaware Life Insurance Company ("Delaware Life"). Following the sale, SeaBright Insurance was capitalized with $56.0 million of equity, with Enstar retaining a 20% indirect equity interest in SeaBright Insurance. Subsequently, SeaBright Insurance was renamed Clear Spring Property and Casualty Company ("Clear Spring").

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We have accounted for our equity interest in Clear Spring as an equity method investment as we have significant influence over its operating and financial policies.
Our investment in the common shares of Clear Spring which is included in equity method investments on our consolidated balance sheet, was as follows:

	September 30, 2020	December 31, 2019
Investment in Clear Spring	$10,944	$10,645

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

Our consolidated balance sheet included the following balances between us and Clear Spring:

	September 30, 2020	December 31, 2019
Balances under StarStone ceding quota share included, in assets or liabilities held-for-sale:
Reinsurance balances recoverable	$20,998	$22,812
Prepaid insurance premiums	—	51
Ceded payable	3,551	3,616
Ceded acquisition costs	—	21

Balances under assuming quota share:
Losses and LAE	3,995	6,135
Unearned reinsurance premiums	—	13
Funds held	7,468	8,611
Our consolidated statement of earnings included the following amounts between us and Clear Spring:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Transactions under StarStone ceding quota share, included in net earnings (loss) from discontinued operations:
Ceded premium earned	$60	$(3,548)	$61	$(13,304)
Ceded incurred losses and LAE	(525)	1,063	(1,814)	8,051
Ceded acquisition costs	(17)	243	(44)	305

Transactions under assuming quota share:
Premium earned	(15)	887	(15)	3,326
Net incurred losses and LAE	132	(576)	1,014	(2,013)
Acquisition costs	4	(88)	11	(79)

Total net earnings (loss)	$(361)	$(2,019)	$(787)	$(3,714)

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

Our indirect investment in the shares of AmTrust, carried in equities on our consolidated balance sheet was as follows:

	September 30, 2020	December 31, 2019
Investment in AmTrust	$245,361	$240,115

The following table presents the amounts included in net earnings related to our related party transactions with AmTrust:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net investment income	$—	$1,900	$4,367	$5,550
Net realized and unrealized gains	45	—	3,854	—
Total net earnings	$45	$1,900	$8,221	$5,550

Citco

In June 2018, we made a $50.0 million indirect investment in the shares of Citco III Limited ("Citco"), a fund administrator with global operations. Pursuant to an investment agreement and in consideration for participation therein, a related party of Hillhouse Capital provided us with investment support. In a private transaction that preceded our co-investment opportunity, certain Citco shareholders, including Trident, agreed to sell all or a portion of their interests in Citco. As of September 30, 2020, Trident owned an approximate 3.4% interest in Citco. Mr. Carey currently serves as an observer to the board of directors of Citco in connection with Trident's investment therein.
Our indirect investment in the shares of Citco, which is included in equity method investments on our consolidated balance sheet, was as follows:

	September 30, 2020	December 31, 2019
Investment in Citco	$51,946	$51,742

Enhanzed Re

Enhanzed Re is a joint venture between Enstar, Allianz SE ("Allianz") and Hillhouse Capital that was capitalized in December 2018. Enhanzed Re is a Bermuda-based Class 4 and Class E reinsurer and will reinsure life, non-life run-off, and property and casualty insurance business, initially sourced from Allianz and Enstar. Enstar, Allianz and Hillhouse Capital affiliates have made equity investment commitments in aggregate of $470.0 million to

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Enhanzed Re. Enstar owns 47.4% of the entity, Allianz owns 24.9% and an affiliate of Hillhouse Capital owns 27.7%. As of September 30, 2020, Enstar contributed $154.1 million of its total capital commitment to Enhanzed Re and had an uncalled amount of $68.7 million. We have accounted for our equity interest in Enhanzed Re as an equity method investment as we have significant influence over its operating and financial policies.
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
Our investment in the common shares of Enhanzed Re, which is included in equity method investments on our consolidated balance sheet, was as follows:

	September 30, 2020	December 31, 2019
Investment in Enhanzed Re	$271,678	$182,856

We have ceded 10% of the Zurich transaction, as discussed in Note 4 - "Significant New Business" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019, to Enhanzed Re on the same terms and conditions as those received by Enstar.
Effective October 1, 2020, we have ceded 10% of the AXA Group transaction, as described in Note 3 - "Significant New Business," to Enhanzed Re on the same terms and conditions as those received by Enstar.

Our consolidated balance sheet included the following balances between us and Enhanzed Re:

	September 30, 2020	December 31, 2019
Balances under ceding quota share:
Insurance balances payables	$1,759	$1,443
Reinsurance balances recoverable	53,762	59,601
Funds held	47,808	50,089

Other assets	498	1,033

Our consolidated statement of earnings included the following amounts between us and Enhanzed Re:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amounts under ceding quota share:
Net incurred losses and LAE	$(1)	$—	$(14)	$—
Acquisition costs	(46)	—	(23)	—
Net investment income	(819)	—	(819)	—
Net realized and unrealized gains	(679)	—	(679)	—
Other income	3,113	—	—	—
Fees and commission income	161	150	393	402
Total Net earnings	1,729	150	(1,142)	402

Change in realized gain (losses) on available-for-sale investments	(2,239)	—	(2,239)	—

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
We are also subject to credit risk in relation to funds held by reinsured companies. Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds may be placed into trust or subject to other security arrangements. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us. As of September 30, 2020, we had a significant funds held concentration of $948.3 million to one reinsured company which has financial strength credit ratings of A+ from A.M. Best and AA from S&P.
We limit the amount of credit exposure to any one counterparty, and none of our counterparty credit exposures, excluding U.S. government instruments and the counterparty noted above, exceeded 10% of shareholders’ equity as of September 30, 2020. Our credit exposure to the U.S. government was $1.2 billion as of September 30, 2020.

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

Unfunded Investment Commitments
As of September 30, 2020, we had unfunded commitments of $792.2 million to other investments, $68.7 million to equity method investments and $15.0 million to fixed maturity investments.

Guarantees
As of September 30, 2020 and December 31, 2019, parental guarantees and capital instruments supporting subsidiaries' insurance obligations were $1.4 billion and $1.0 billion, respectively. We also guarantee the Junior Subordinated Notes and the FAL facility, which are described in Note 14 - "Debt Obligations and Credit Facilities."
In connection with the sale of StarStone U.S., the net loss reserves of StarStone U.S. will be reinsured to an Enstar Non-life Run-off entity upon completion of the sale which is expected to occur in the fourth quarter of 2020. The obligations under the loss portfolio transfer reinsurance agreement will be guaranteed by Enstar. Refer to Note 4 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" for further details.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Redeemable Noncontrolling Interest
We have the right to purchase the RNCI interests from the RNCI holders at certain times in the future (each such right, a "call right") and the RNCI holders have the right to sell their RNCI interests to us at certain times in the future (each such right, a "put right"). Pursuant to the Exchange Transaction described in Note 20 - "Related Party Transactions" we have agreed to exchange a portion of our indirect interest in Northshore for all of the Trident V Funds' indirect interest in StarStone U.S. Following the closing of the Exchange Transaction, we will maintain a call right over the portion of SSHL owned by the Trident V Funds and the Dowling Funds, and they will maintain put rights to transfer those interests to us.

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
The table below provides the lease cost and other information relating to our operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease cost:
Operating lease cost	$3,036	$4,010	$9,560	$10,696
Short-term lease cost(1)	63	—	182	—
Total lease cost	3,099	4,010	9,742	10,696
Sub-lease income(2)	(139)	(183)	(415)	(451)
Total net lease cost	$2,960	$3,827	$9,327	$10,245

Other information:
Operating cash paid for amounts included in the measurement of lease liabilities	$2,856	$2,945	$10,184	$9,138
Non-cash activity: right-of-use assets relating to leases	(179)	1,353	84	53,581
Weighted-average remaining lease term			6.1 years	6.4 years
Weighted-average discount rate			6.4%	6.2%
(1) Leases with an initial lease term of twelve months or less are not recognized within our consolidated balance sheets.
(2) Sub-lease income consists of rental income received from third parties to whom we have sub-leased some of our leased office spaces and is included within other income in our consolidated statements of earnings.
The table below provides a summary of the operating leases recorded on our consolidated balance sheets:

	Balance sheet classification	September 30, 2020	December 31, 2019
Right-of-use assets (1) (2)	Other assets	$33,224	$46,747
Current lease liabilities (2)	Other liabilities	7,955	11,403
Non-current lease liabilities (2)	Other liabilities	28,126	34,785
(1) Following our decision to put the StarStone International operations into orderly run-off effective June 10, 2020, we recorded total impairment charges of $3.5 million on the right-of-use assets relating to certain StarStone International operating leases as of September 30, 2020.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(2) The right-of-use assets and the total lease liability balances exclude balances of $1.5 million and $1.0 million respectively, related to Atrium which have been reclassified to held-for-sale balances on our consolidated balance sheet as of September 30, 2020.
The table below provides a summary of the contractual maturities of our operating lease liabilities:

September 30, 2020
2020	$2,938
2021	9,347
2022	7,829
2023	7,032
2024	5,328
2025 and beyond	12,579
Total lease payments (1)	45,053
Less: Imputed interest	(8,972)
Present value of lease liabilities	$36,081
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
The following tables set forth selected and unaudited condensed consolidated statement of earnings results by segment and for our other activities:

	Three Months Ended September 30, 2020
	Non-life Run-off	Atrium	StarStone	Other	Total
Gross premiums written	$3,535	$49,083	$58,566	$293	$111,477

Net premiums written	$3,424	$46,503	$43,338	$294	$93,559

Net premiums earned	$17,476	$42,426	$96,116	$5,706	$161,724
Net incurred losses and LAE	(34,258)	(21,995)	(48,390)	(5,043)	(109,686)
Acquisition costs	(2,730)	(14,242)	(20,608)	(128)	(37,708)
Operating expenses	(50,345)	(3,008)	(20,440)	—	(73,793)
Underwriting income (loss)	(69,857)	3,181	6,678	535	(59,463)
Net investment income (loss)	66,918	1,778	6,298	(2,864)	72,130
Net realized and unrealized gains	486,671	1,533	11,801	—	500,005
Fees and commission income	3,637	7,150	—	—	10,787
Other income	48,023	72	99	210	48,404
Corporate expenses	(22,494)	(6,084)	(3,137)	(10,320)	(42,035)
Interest income (expense)	(16,705)	—	(510)	2,212	(15,003)
Net foreign exchange gains (losses)	(9,663)	2,275	(761)	(7)	(8,156)
EARNINGS (LOSS) BEFORE INCOME TAXES	486,530	9,905	20,468	(10,234)	506,669
Income tax expense	(9,271)	(2,520)	(733)	(1,391)	(13,915)
Earnings from equity method investments	149,065	—	—	—	149,065
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	626,324	7,385	19,735	(11,625)	641,819
NET EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	—	4,031	—	4,031
NET EARNINGS (LOSS)	626,324	7,385	23,766	(11,625)	645,850
Net earnings attributable to noncontrolling interest	(2,519)	(2,996)	(16,397)	—	(21,912)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR	623,805	4,389	7,369	(11,625)	623,938
Dividends on preferred shares	—	—	—	(8,925)	(8,925)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$623,805	$4,389	$7,369	$(20,550)	$615,013

Underwriting ratios:
Loss ratio		51.8%	50.3%
Acquisition expense ratio		33.6%	21.4%
Operating expense ratio		7.1%	21.4%
Combined ratio		92.5%	93.1%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2019
	Non-life Run-off	Atrium	StarStone	Other	Total
Gross premiums written	$301	$48,746	$110,586	$(2,498)	$157,135

Net premiums written	$(3,808)	$43,785	$76,020	$(2,503)	$113,494

Net premiums earned	$16,837	$42,913	$111,749	$4,303	$175,802
Net incurred losses and LAE	(30,583)	(28,400)	(100,628)	(3,647)	(163,258)
Acquisition costs	4,634	(14,466)	(23,301)	(177)	(33,310)
Operating expenses	(51,395)	(3,742)	(14,525)	—	(69,662)
Underwriting income (loss)	(60,507)	(3,695)	(26,705)	479	(90,428)
Net investment income (loss)	73,752	1,736	8,161	(2,147)	81,502
Net realized and unrealized gains	138,174	582	6,034	270	145,060
Fees and commission income (expense)	4,196	2,391	(150)	—	6,437
Other income (expense)	(285)	35	72	1,000	822
Corporate expenses	(11,983)	(2,896)	—	(12,824)	(27,703)
Interest income (expense)	(17,964)	—	—	3,014	(14,950)
Net foreign exchange gains (losses)	13,056	(924)	1,509	24	13,665
EARNINGS (LOSS) BEFORE INCOME TAXES	138,439	(2,771)	(11,079)	(10,184)	114,405
Income tax benefit (expense)	(13,382)	(222)	139	—	(13,465)
Earnings from equity method investments	17,703	—	—	—	17,703
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	142,760	(2,993)	(10,940)	(10,184)	118,643
NET EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	—	7,916	—	7,916
NET EARNINGS (LOSS)	142,760	(2,993)	(3,024)	(10,184)	126,559
Net (earnings) loss attributable to noncontrolling interest	(1,439)	1,228	320	—	109
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR	141,321	(1,765)	(2,704)	(10,184)	126,668
Dividend on preferred shares	—	—	—	(8,925)	(8,925)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$141,321	$(1,765)	$(2,704)	$(19,109)	$117,743

Underwriting ratios:
Loss ratio		66.2%	90.0%
Acquisition expense ratio		33.7%	20.9%
Operating expense ratio		8.7%	13.0%
Combined ratio		108.6%	123.9%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2020
	Non-Life Run-Off	Atrium	StarStone	Other	Total
Gross premiums written	$1,707	$155,551	$300,135	$3,237	$460,630

Net premiums written	$2,397	$136,093	$227,066	$3,238	$368,794

Net premiums earned	$44,023	$128,183	$276,566	$15,174	$463,946
Net incurred losses and LAE	(63,698)	(66,003)	(197,259)	(12,718)	(339,678)
Acquisition costs	(13,226)	(43,235)	(76,026)	(331)	(132,818)
Operating expenses	(147,117)	(8,757)	(66,385)	—	(222,259)
Underwriting income (loss)	(180,018)	10,188	(63,104)	2,125	(230,809)
Net investment income (loss)	223,425	4,382	21,625	(8,145)	241,287
Net realized and unrealized gains (losses)	838,483	3,392	(3,323)	—	838,552
Fees and commission income	12,588	15,737	—	—	28,325
Other income (expense)	68,087	105	216	(647)	67,761
Corporate expenses	(48,014)	(14,494)	(39,153)	(35,166)	(136,827)
Interest income (expense)	(48,785)	—	(1,611)	7,960	(42,436)
Net foreign exchange gains (losses)	385	1,115	(5,509)	2,634	(1,375)
EARNINGS (LOSS) BEFORE INCOME TAXES	866,151	20,425	(90,859)	(31,239)	764,478
Income tax expense	(18,276)	(3,303)	(2,325)	(1,391)	(25,295)
Earnings from equity method investments	152,725	—	—	—	152,725
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	1,000,600	17,122	(93,184)	(32,630)	891,908
NET EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	—	810	—	810
NET EARNINGS (LOSS)	1,000,600	17,122	(92,374)	(32,630)	892,718
Net (earnings) loss attributable to noncontrolling interest	504	(7,024)	37,322	—	30,802
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR	1,001,104	10,098	(55,052)	(32,630)	923,520
Dividends on preferred shares	—	—	—	(26,775)	(26,775)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$1,001,104	$10,098	$(55,052)	$(59,405)	$896,745

Underwriting ratios:
Loss ratio		51.5%	71.3%
Acquisition expense ratio		33.7%	27.5%
Operating expense ratio		6.9%	24.0%
Combined ratio		92.1%	122.8%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2019
	Non-Life Run-Off	Atrium	StarStone	Other	Total
Gross premiums written	$(24,785)	$146,519	$363,352	$(1,174)	$483,912

Net premiums written	$(26,395)	$127,246	$291,083	$(1,197)	$390,737

Net premiums earned	$141,981	$119,865	$339,993	$16,872	$618,711
Net incurred losses and LAE	(135,517)	(58,662)	(358,864)	(13,068)	(566,111)
Acquisition costs	(40,033)	(41,023)	(80,582)	(554)	(162,192)
Operating expenses	(139,595)	(9,968)	(53,217)	—	(202,780)
Underwriting income (loss)	(173,164)	10,212	(152,670)	3,250	(312,372)
Net investment income (loss)	206,337	5,500	25,865	(6,278)	231,424
Net realized and unrealized gains	815,902	5,464	31,274	5,849	858,489
Fees and commission income (expense)	13,673	5,773	(515)	—	18,931
Other income (expense)	15,136	106	445	(319)	15,368
Corporate expenses	(47,287)	(10,186)	—	(36,051)	(93,524)
Interest income (expense)	(45,699)	—	(475)	7,152	(39,022)
Net foreign exchange gains (losses)	20,426	(1)	(326)	(2)	20,097
EARNINGS (LOSS) BEFORE INCOME TAXES	805,324	16,868	(96,402)	(26,399)	699,391
Income tax benefit (expense)	(23,501)	(1,930)	251	(85)	(25,265)
Earnings (loss) from equity method investments	44,406	—	(218)	—	44,188
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	826,229	14,938	(96,369)	(26,484)	718,314
NET EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	—	12,041	—	12,041
NET EARNINGS (LOSS)	826,229	14,938	(84,328)	(26,484)	730,355
Net (earnings) loss attributable to noncontrolling interest	(6,351)	(6,127)	17,448	—	4,970
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR	819,878	8,811	(66,880)	(26,484)	735,325
Dividends on preferred shares	—	—	—	(26,989)	(26,989)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$819,878	$8,811	$(66,880)	$(53,473)	$708,336

Underwriting ratios:
Loss ratio		48.9%	105.6%
Acquisition expense ratio		34.2%	23.7%
Operating expense ratio		8.4%	15.6%
Combined ratio		91.5%	144.9%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Assets by Segment
Invested assets are managed on a subsidiary basis, and investment income and realized and unrealized gains (losses) on investments are recognized in each segment as earned. Our total assets by segment and for our other activities were as follows:

	September 30, 2020	December 31, 2019
Assets by Segment:
Non-life Run-off (1)	$17,961,439	$15,775,407
Atrium (2)	638,529	580,405
StarStone (3)	4,021,240	3,985,138
Other	(850,620)	(514,851)
Total assets	$21,770,588	$19,826,099
(1) The total assets within the Non-life Run-off segment include assets of $12.4 million related to Arden's operations that have been included within Northshore's held-for-sale assets in Note 4 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations."
(2) The total assets within the Atrium segment are all included within Northshore's held-for-sale assets in Note 4 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations."
(3) The total assets within the StarStone segment include assets of $1.5 billion related to StarStone U.S. which are disclosed as held-for-sale assets in Note 4 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations."

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition as of September 30, 2020 and our results of operations for the three and nine months ended September 30, 2020 and 2019 should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2019. Some of the information contained in this discussion and analysis or included elsewhere in this quarterly report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" included in this Quarterly Report on Form 10-Q and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

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
While our core focus remains acquiring and managing Non-life Run-off business, we own 59.0% interests in the Atrium and StarStone groups of companies, with Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. (collectively, the "Trident V Funds") owning 39.3% interests, and Dowling Capital Partners I, L.P. and Capital City Partners LLC (collectively, the "Dowling Funds") owning 1.7% interests.
On August 13, 2020, we announced an exchange transaction with the Trident V Funds. As part of the exchange, we entered into a recapitalization agreement with the Trident V Funds and the Dowling Funds pursuant to which, we agreed to exchange a portion of our indirect interest in Northshore Holdings Limited ("Northshore"), the holding company that owns Atrium Underwriting Group Limited and its subsidiaries (collectively, "Atrium") and Arden Reinsurance Company Ltd. ("Arden"), for all of the Trident V Fund's indirect interest in StarStone US Holdings, Inc. and its subsidiaries ("StarStone U.S."). Upon completion of the exchange transaction, we expect to indirectly own approximately 11.0% of Northshore, which will continue to own Atrium and Arden, and our investment will be accounted for as a privately held equity investment and carried at fair value.
On June 10, 2020, we announced an agreement to sell StarStone U.S. to a newly formed company, Core Specialty Insurance Holdings, Inc. ("Core Specialty"), which we expect will close during the fourth quarter of 2020, pending regulatory approvals. We will retain a minority interest of approximately 26.1% in Core Specialty following completion of the exchange transaction with the Trident V Funds. In connection with the sale, a new management team and Board will be appointed for StarStone U.S. and the net loss reserves of StarStone U.S. will be reinsured to an Enstar Non-life Run-off entity upon completion of the sale. On June 10, 2020, we also announced that we are placing the StarStone non-U.S. operations ("StarStone International") into an orderly run-off (the "StarStone International Run-Off").
For further information on these transactions, refer to Note 4 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q and the "Atrium Segment" and "StarStone Segment" sections below.
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
During the nine months ended September 30, 2020, our fully diluted book value per ordinary share increased by 22.4% to $242.36. The increase was primarily due to the net earnings for the nine months ended September 30, 2020, which was primarily the result of net unrealized investment gains, partially offset by COVID-19 related losses and exit costs associated with the StarStone International Run-Off, as discussed more fully below.
The table below summarizes the calculation of our fully diluted book value per ordinary share:

	September 30, 2020	December 31, 2019	Change
	(expressed in thousands of U.S. dollars, except share and per share data)
Numerator:
Total Enstar shareholder's equity	$5,820,885	$4,842,183	$978,702
Less: Series D and E preferred shares	510,000	510,000	—
Total Enstar ordinary shareholders' equity (A)	5,310,885	4,332,183	978,702
Proceeds from assumed conversion of warrants(1)	20,229	20,229	—
Numerator for fully diluted book value per ordinary share calculations (B)	$5,331,114	$4,352,412	$978,702

Denominator:
Ordinary shares outstanding (C) (2)	21,503,814	21,511,505	(7,691)
Effect of dilutive securities:
Share-based compensation plans (3)	317,073	302,565	14,508
Warrants(1)	175,901	175,901	—
Fully diluted ordinary shares outstanding (D)	21,996,788	21,989,971	6,817

Book value per ordinary share:
Basic book value per ordinary share = (A) / (C)	$246.97	$201.39	$45.58
Fully diluted book value per ordinary share = (B) / (D)	$242.36	$197.93	$44.43
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
(3) Share-based dilutive securities include restricted shares, restricted share units, and performance share units ("PSUs"). The amounts for PSUs and ordinary shares held in the EB trust in respect of the JSOP are adjusted at the end of each period end to reflect the latest estimated performance multipliers for the respective awards. The JSOP shares did not have a dilutive effect as at September 30, 2020.

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
Non-GAAP operating income (loss) attributable to Enstar ordinary shareholders is calculated by the addition or subtraction of certain items from within our consolidated statements of earnings to or from net earnings (loss) attributable to Enstar ordinary shareholders, the most directly comparable GAAP financial measure, as illustrated in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(expressed in thousands of U.S. dollars, except share and per share data)
Net earnings attributable to Enstar ordinary shareholders	$615,013	$117,743	$896,745	$708,336
Adjustments:
Net realized and unrealized (gains) on fixed maturity investments and funds held - directly managed (1)	(67,294)	(135,005)	(207,097)	(558,755)
Change in fair value of insurance contracts for which we have elected the fair value option	21,042	41,374	96,848	135,377
Net (earnings) from discontinued operations	(4,031)	(7,916)	(810)	(12,041)
Tax effects of adjustments (2)	5,771	12,042	19,070	50,841
Adjustments attributable to noncontrolling interest (3)	3,881	4,500	(536)	17,397
Non-GAAP operating income attributable to Enstar ordinary shareholders (4)	$574,382	$32,738	$804,220	$341,155

Diluted net earnings per ordinary share	$28.24	$5.42	$41.14	$32.58
Adjustments:
Net realized and unrealized (gains) on fixed maturity investments and funds held - directly managed (1)	(3.09)	(6.21)	(9.50)	(25.71)
Change in fair value of insurance contracts for which we have elected the fair value option	0.97	1.90	4.44	6.23
Net (earnings) from discontinued operations	(0.19)	(0.36)	(0.04)	(0.55)
Tax effects of adjustments (2)	0.26	0.55	0.87	2.34
Adjustments attributable to noncontrolling interest (3)	0.18	0.21	(0.02)	0.80
Diluted non-GAAP operating income per ordinary share (4)	$26.37	$1.51	$36.89	$15.69

Weighted average ordinary shares outstanding:
Basic	21,578,106	21,488,216	21,564,447	21,476,586
Diluted	21,778,729	21,720,497	21,799,627	21,741,499
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
Non-GAAP operating income (loss) is net earnings attributable to Enstar ordinary shareholders excluding: (i) net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed included in net earnings (loss); (ii) change in fair value of insurance contracts for which we have elected the fair value option; (iii) gain (loss) on sale of subsidiaries, if any; (iv) net earnings (loss) from discontinued operations, if any; (v) tax effect of these adjustments, where applicable; and (vi) attribution of share of adjustments to noncontrolling interest, where applicable. We eliminate the impact of net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed and change in fair value of insurance contracts for which we have elected the fair value option because these items are subject to significant fluctuations in fair value from period to period, driven primarily by market conditions and general economic conditions, and therefore their impact on our earnings is not reflective of the performance of our core operations. When applicable, we eliminate the impact of gain (loss) on sale of subsidiaries and net earnings (loss) on discontinued operations because these are not reflective of the performance of our core operations. Diluted Non-GAAP operating income (loss) per ordinary share is diluted net earnings per ordinary share excluding the per diluted share amounts of each of the adjustments used to calculate non-GAAP operating income.

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

Current Outlook
The evolving COVID-19 pandemic has caused significant disruption in global financial markets and economies worldwide. Although the overall financial and operational impact to us has been minimal to-date, with virtually all of our employees working remotely, the scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic are changing rapidly and are difficult to anticipate. As with others in our industry, we are subject to economic factors such as interest rates, inflationary pressures, market volatility, foreign exchange rates, underwriting events, regulation, tax policy changes, political risks and other market risks that can impact our strategy and operations. For additional information on the risks posed by the COVID-19 pandemic, refer to "Risk Factors" included in this Quarterly Report on Form 10-Q.
The value of our investment portfolio has been impacted by the ongoing uncertainty and volatility in financial markets caused by the COVID-19 pandemic. For our fixed income portfolio, the COVID-19 pandemic has resulted in interest rates dropping to historically low levels which, in conjunction with credit spreads widening in the first quarter of 2020 and recovering in both the second and third quarters of 2020, has generated net unrealized gains in our fixed income portfolio for the nine month period. As of September 30, 2020, our fixed income portfolio remained well-positioned with an A+ average credit rating. The COVID-19 pandemic has increased the risk of defaults and downgrades across many industries, and we continue to monitor credit risk during this time of volatility. We expect interest rates and credit spreads will remain volatile in the near-term.
Our other investments, including equities, hedge funds, investments accounted for under equity method accounting and other non-fixed income investments, carry higher expected returns, have a longer investment time horizon, and provide diversification from our fixed income portfolio. Given their higher risk and return profile, we expect their returns to be more volatile over the short term relative to our fixed income investments. Heightened volatility in equity markets was introduced during the COVID-19 pandemic, though equity prices have generally recovered from the sharp declines experienced in the first quarter of 2020. This recovery has resulted in unrealized gains in our equity and other investments year-to-date. We anticipate continued volatility in the global investment markets as a result of the economic conditions caused by the COVID-19 pandemic. Our results for the three and nine months ended September 30, 2020 included the impact of unrealized investment gains of $446.5 million and $723.7 million, respectively. Investments that are accounted for under equity method typically report their financial statement information to the Company three months following the end of the reporting period. Accordingly, the potential effects of volatility across the global financial markets, including the impact of COVID-19 during 2020, on our equity method investments is generally reflected in our financial statements on a quarter lag basis. We continue to remain focused on actively managing our well diversified investment strategy and generating strong investment returns across our investment portfolio.
During the three and nine months ended September 30, 2020, our Non-life Run-off segment had no underwriting losses related to the COVID-19 pandemic. However, our Atrium and StarStone segments have incurred COVID-19 related net underwriting losses as follows:
COVID-19 net incurred losses and LAE for the Atrium segment primarily included losses in the accident and health lines of business, whereas losses in the StarStone segment included losses primarily in the casualty and property lines of business. We expect gross premiums written in certain business lines, primarily commercial lines, may be impacted due to the severely reduced business activity following government restrictions that have temporarily prevented many businesses from operating in their usual manner, which may be partially offset by improving pricing conditions and new business opportunities. The amounts of Non-life Run-off, Atrium and StarStone losses referenced herein represent our estimate of underwriting losses related to the COVID-19 pandemic incurred through September 30, 2020. Given the uncertainties associated with the COVID-19 pandemic and its impact, and the limited information upon which our current estimates have been made, our preliminary reserves and the estimated liability for losses and LAE arising from the COVID-19 pandemic may materially change.
We expect to see continued opportunities in the NLRO market with companies looking for alternative and optimized capital solutions and greater certainty around incurred losses on books of business that are in run-off. Our strategy is to administer the run-off of claims profitably through closing claims in an efficient and effective manner. However, there may be increased competition in the NLRO market and increased volatility in run-off portfolios that have come to market. We believe we have a competitive advantage in the run-off market and will continue to apply our disciplined approach to underwriting and pricing transactions.
Strategic Development with Atrium
On August 13, 2020, we announced an exchange transaction with the Trident V Funds. As part of the exchange transaction, we entered into a recapitalization agreement with the Trident V Funds and the Dowling Funds pursuant to which we agreed to exchange a portion of our indirect interest in Northshore, the holding company that owns Atrium and Arden, for all of the Trident V Fund's indirect interest in StarStone U.S. Upon completion of the exchange transaction, our indirect investment in Northshore, which will continue to own Atrium and Arden, will be accounted for as a privately held equity investment and carried at fair value.
For additional information about this strategic development, refer to Note 4 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q and the "Atrium Segment" section below.

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
Run-off of StarStone International (non-U.S.)
On June 10, 2020, we also announced that we are placing StarStone International into an orderly run-off. The liabilities associated with the StarStone International Run-Off vary in duration, and the run-off is expected to occur over a number of years. Steps to reduce the size of StarStone International's operations have begun and will involve several phases to occur over time. As a result, we cannot anticipate with certainty the expected completion date of the StarStone International Run-Off. We continue to evaluate additional strategic options for StarStone International's operations and business, which could have the effect of mitigating costs associated with placing the business into run-off. The remaining StarStone International operations will continue to serve the needs of policyholders and ensure that the companies continue to meet all regulatory requirements.
Recent developments relating to StarStone International include:
•On October 14, 2020, we completed the sale of Vander Haeghen & Co. SA ("VdH"), a Belgium-based insurance agency majority owned by two StarStone International entities, for a purchase price of €3.8 million ($4.5 million). We expect to recognize a gain on the sale of $3.6 million in the fourth quarter of 2020.
•On October 2, 2020, StarStone International sold the renewal rights for its financial lines portfolio for consideration of approximately $0.5 million.
•Atrium's Syndicate 609, for which Atrium provides 25% of the underwriting capacity and capital, expects to write new business of approximately $21.3 million in 2021 that was previously underwritten by StarStone International, primarily in the marine and energy liability, upstream energy and terrorism classes of business.
For additional information about these strategic developments, refer to Note 4 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q and the "StarStone Segment" section below.
Non-life Run-off Business Opportunities
On October 15, 2020, we announced that we had completed an insurance business transfer (“IBT”) in the U.S., having received judicial approval from the Oklahoma County District Court. The transaction occurred between two of our subsidiaries and, although common in many parts of the world, it was the first of its kind to occur in the U.S. The IBT mechanism provides another option as to how we might structure U.S. transactions in the future.
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
Strategic Investment in Watford
As of November 2, 2020, we held approximately 9.1% of the common shares of Watford Holdings Ltd. (“Watford”). Following a series of communications with the board of directors of Watford relating to its strategic options, including non-binding indications of interest to acquire the company, we entered into a Voting and Support Agreement with Watford and Arch Capital Group Ltd. ("Arch"), pursuant to which we have agreed, among other things, to support the recently announced acquisition of Watford by Arch for $35.00 per common share through a merger transaction. Upon completion of the merger transaction, which is subject to customary closing conditions including regulatory approval, we expect to record a net gain on our investment in Watford of approximately $18.6 million.

Consolidated Results of Operations - For the Three and Nine Months Ended September 30, 2020 and 2019
The following table sets forth our unaudited condensed consolidated statements of earnings for each of the periods indicated. For a discussion of the critical accounting policies that affect the results of operations, see "Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2019, and within this Quarterly Report on Form 10-Q.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$161,724	$175,802	$(14,078)	$463,946	$618,711	$(154,765)
Fees and commission income	10,787	6,437	4,350	28,325	18,931	9,394
Net investment income	72,130	81,502	(9,372)	241,287	231,424	9,863
Net realized and unrealized gains (1)	500,005	145,060	354,945	838,552	858,489	(19,937)
Other income	48,404	822	47,582	67,761	15,368	52,393
	793,050	409,623	383,427	1,639,871	1,742,923	(103,052)
EXPENSES
Net incurred losses and LAE	109,686	163,258	(53,572)	339,678	566,111	(226,433)
Acquisition costs	37,708	33,310	4,398	132,818	162,192	(29,374)
General and administrative expenses	115,828	97,365	18,463	359,086	296,304	62,782
Interest expense	15,003	14,950	53	42,436	39,022	3,414
Net foreign exchange (gains) losses	8,156	(13,665)	21,821	1,375	(20,097)	21,472
	286,381	295,218	(8,837)	875,393	1,043,532	(168,139)
EARNINGS BEFORE INCOME TAXES	506,669	114,405	392,264	764,478	699,391	65,087
Income tax expense	(13,915)	(13,465)	(450)	(25,295)	(25,265)	(30)
Earnings from equity method investments	149,065	17,703	131,362	152,725	44,188	108,537
NET EARNINGS FROM CONTINUING OPERATIONS	641,819	118,643	523,176	891,908	718,314	173,594
NET EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	4,031	7,916	(3,885)	810	12,041	(11,231)
NET EARNINGS	645,850	126,559	519,291	892,718	730,355	162,363
Net loss (earnings) attributable to noncontrolling interest	(21,912)	109	(22,021)	30,802	4,970	25,832
NET EARNINGS ATTRIBUTABLE TO ENSTAR	623,938	126,668	497,270	923,520	735,325	188,195
Dividends on preferred shares	(8,925)	(8,925)	—	(26,775)	(26,989)	214
NET EARNINGS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$615,013	$117,743	$497,270	$896,745	$708,336	$188,409
(1) This includes amounts relating to both fixed income securities and other investments. We have historically utilized trading accounting for fixed income securities, where unrealized amounts are reflected in earnings. However, from October 1, 2019 we have elected to use AFS accounting and, as trading fixed income securities mature, the proceeds are reinvested into AFS securities for the Non-life Run-off and StarStone segments. For a breakdown between realized and unrealized gains and losses, refer to Note 5 - "Investments" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

Highlights

Consolidated Results of Operations for the Three Months Ended September 30, 2020:
•Consolidated net earnings attributable to Enstar ordinary shareholders of $615.0 million and basic and diluted net earnings per ordinary share of $28.50 and $28.24, respectively.
•Non-GAAP operating income attributable to Enstar ordinary shareholders of $574.4 million and diluted non-GAAP operating income per ordinary share of $26.37. For a reconciliation of non-GAAP operating income attributable to Enstar ordinary shareholders to net earnings attributable to Enstar ordinary shareholders calculated in accordance with GAAP, and diluted non-GAAP operating income per ordinary share to diluted net earnings per ordinary share calculated in accordance with GAAP, see "Non-GAAP Financial Measure" above.
•Net earnings from our Non-life Run-off segment of $623.8 million, which included the impact of net realized and unrealized gains of $486.7 million, comprising $51.0 million of net realized gains and $435.6 million of net unrealized gains, driven primarily by increases in the valuation of our other investments due to narrowing credit spreads and favorable movements in equity markets. Also contributing to net earnings was $149.1 million of earnings from equity method investments, driven primarily by our investments in Enhanzed Re and Monument Re, and other income of $48.0 million, driven primarily by the reduction in the estimate of ultimate net defendant asbestos and environmental liabilities.
•Combined ratio of 92.5% for our Atrium segment, with net premiums earned of $42.4 million. Excluding the estimated underwriting losses related to the COVID-19 pandemic, the combined ratio for the Atrium segment was 89.0% for the three months ended September 30, 2020.
•Combined ratio of 93.1% for our StarStone segment, with net premiums earned of $96.1 million. Excluding the reduction in estimated underwriting losses related to the COVID-19 pandemic, driven by a reduction in the premium deficiency provision, the combined ratio for the StarStone segment was 94.0% for the three months ended September 30, 2020.

Consolidated Results of Operations for the Nine Months Ended September 30, 2020:
•Consolidated net earnings attributable to Enstar ordinary shareholders of $896.7 million and basic and diluted net earnings per ordinary share of $41.58 and $41.14, respectively.
•Non-GAAP operating income attributable to Enstar ordinary shareholders of $804.2 million and diluted non-GAAP operating income per ordinary share of $36.89. For a reconciliation of non-GAAP operating income attributable to Enstar ordinary shareholders to net earnings attributable to Enstar ordinary shareholders calculated in accordance with GAAP, and diluted non-GAAP operating income per ordinary share to diluted net earnings per ordinary share calculated in accordance with GAAP, see "Non-GAAP Financial Measure" above.
•Net earnings from Non-life Run-off segment of $1.0 billion, including net realized and unrealized gains of $838.5 million, comprised of $110.2 million of net realized gains and $728.3 million of net unrealized gains, driven primarily by increases in the valuation of our other investments due to declining interest rates and improving equity valuations. Also contributing to net earnings was $152.7 million of earnings from equity method investments, driven primarily by our investments in Enhanzed Re and Monument Re, and other income of $68.1 million, driven primarily by the reduction in the estimate of ultimate net defendant asbestos and environmental liabilities.
•Combined ratio of 92.1% for our Atrium segment, with net premiums earned of $128.2 million. Excluding the estimated underwriting losses related to the COVID-19 pandemic, the combined ratio for the Atrium segment was 80.9% for the nine months ended September 30, 2020.
•Combined ratio of 122.8% for our StarStone segment, with net premiums earned of $276.6 million. Excluding the estimated underwriting losses related to the COVID-19 pandemic, the combined ratio for the StarStone segment was 108.7% for the nine months ended September 30, 2020.

Consolidated Financial Condition as of September 30, 2020:
•Total investable assets of $16.0 billion.
•Total reinsurance balances recoverable on paid and unpaid losses of $1.9 billion.
•Total assets of $21.8 billion.
•Total gross and net reserves for losses and LAE of $10.3 billion and $8.4 billion, respectively. During the nine months ended September 30, 2020, our Non-life Run-off segment assumed net reserves of $1.7 billion.
•Total capital under management of $7.7 billion, including common equity of $5.3 billion, preferred equity of $510.0 million, noncontrolling interests of $391.2 million and debt of $1.4 billion.
•Fully diluted book value per ordinary share of $242.36, an increase of 22.4% since December 31, 2019, which was primarily the result of net unrealized investment gains, partially offset by COVID-19 related losses and exit costs associated with the StarStone International Run-Off, as discussed further below.

Consolidated Overview
In addition to the exit costs associated with the StarStone International Run-Off and the impact of the COVID-19 pandemic in 2020, the comparability of our results across different periods was impacted by the acquisitions and reinsurance transactions we completed during the nine months ended September 30, 2020 with Hannover Re, Munich Re, AXA Group, Aspen and Lyft and in 2019 with Morse TEC, Zurich, Maiden Re, Amerisure and AmTrust. Refer to Note 3 - "Significant New Business" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for further details on the 2020 transactions and "Item 1. Business - Recent Acquisitions and Significant New Business" in our Annual Report on Form 10-K for the year ended December 31, 2019 for further details on the 2019 transactions.
Consolidated Overview - For the Three Months Ended September 30, 2020 and 2019
We reported consolidated earnings attributable to Enstar ordinary shareholders of $615.0 million for the three months ended September 30, 2020, an increase of $497.3 million from net earnings of $117.7 million for the three months ended September 30, 2019. The most significant drivers of our consolidated financial performance during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 included:
•Non-life Run-off - Net earnings attributable to the Non-life Run-off segment were $623.8 million for the three months ended September 30, 2020 compared to $141.3 million for the three months ended September 30, 2019. The increase in net earnings of $482.5 million was primarily due to net realized and unrealized gains of $486.7 million on our investment portfolio in the current period compared to $138.2 million in the comparative period. Current period net realized and unrealized gains were driven primarily by an increase in the valuation of our other investments, primarily due to narrowing credit spreads and favorable movement in equity markets. The current period investment gains were partially offset by net incurred losses and LAE of $34.3 million, including $21.0 million relating to fair value accounting on certain liabilities for which we had elected the fair value option, primarily due to narrowing credit spreads on corporate bond yields in the period. Also contributing to net earnings in the current period was $149.1 million of earnings from equity method investments, driven primarily by our investments in Enhanzed Re and Monument Re, and other income of $48.0 million, which was largely driven by the reduction in the estimate of ultimate net defendant asbestos and environmental liabilities.
•Atrium - Net earnings attributable to the Atrium segment were $4.4 million for the three months ended September 30, 2020 compared to net losses of $1.8 million for the three months ended September 30, 2019. The increase in net earnings was primarily due to an increase in underwriting income and higher fees and commission income in the current period.
•StarStone - Net earnings attributable to the StarStone segment were $7.4 million for the three months ended September 30, 2020 compared to net losses of $2.7 million for the three months ended September 30, 2019. The change was primarily due to higher underwriting income in the current period.

•Non-GAAP Operating Income - Our non-GAAP operating income attributable to Enstar ordinary shareholders, which excludes the impact of net realized and unrealized gains and losses on fixed maturity investments and other items, was $574.4 million for the three months ended September 30, 2020, an increase of $541.6 million from non-GAAP operating income attributable to Enstar ordinary shareholders of $32.7 million for the three months ended September 30, 2019. The increase was primarily attributable to net realized and unrealized gains on our other investments of $420.2 million during the three months ended September 30, 2020. Also contributing to the increase in non-GAAP operating income in the current period was $149.1 million of earnings from equity method investments and other income of $48.0 million, as discussed above. For a reconciliation of non-GAAP operating income attributable to Enstar ordinary shareholders to net earnings attributable to Enstar ordinary shareholders calculated in accordance with GAAP, see "Non-GAAP Financial Measure" above.

Consolidated Overview - For the Nine Months Ended September 30, 2020 and 2019
We reported consolidated net earnings attributable to Enstar ordinary shareholders of $896.7 million for the nine months ended September 30, 2020, an increase of $188.4 million from net earnings of $708.3 million for the nine months ended September 30, 2019. The most significant drivers of our consolidated financial performance during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 included:
•Non-life Run-off - Net earnings attributable to the Non-life Run-off segment were $1.0 billion and $819.9 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in net earnings of $181.2 million was primarily due to higher earnings from equity method investments in the current period, driven primarily by our investments in Enhanzed Re and Monument Re, and other income of $68.1 million in the current period, which was largely driven by the reduction in the estimate of ultimate net defendant asbestos and environmental liabilities. Net realized and unrealized gains were $838.5 million in the current period and were driven by increases in the valuation of our other investments and fixed maturity securities, primarily due to favorable movements in equity valuations and declining interest rates.
•Atrium - Net earnings for the nine months ended September 30, 2020 and 2019 were $10.1 million and $8.8 million, respectively. The increase was primarily due to higher fees and commission income, partially offset by higher corporate expenses and a lower investment return in the current period.
•StarStone - Net losses were $55.1 million and $66.9 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in net losses was primarily driven by a lower combined ratio, partially offset by exit costs associated with the StarStone International Run-Off and a lower investment return in the current period.
•Non-GAAP operating income - Our Non-GAAP operating income, which excludes the impact of net realized and unrealized gains and losses on fixed maturity securities and other items, was $804.2 million for the nine months ended September 30, 2020, an increase of $463.1 million from non-GAAP operating income of $341.2 million for the nine months ended September 30, 2019. The increase was primarily attributable to net realized and unrealized gains on our other investments of $670.7 million during the nine months ended September 30, 2020. Also contributing to the increase in net earnings for the current period was $152.7 million of earnings from equity method investments and other income of $67.8 million, as discussed above. For a reconciliation of non-GAAP operating income attributable to Enstar ordinary shareholders to net earnings attributable to Enstar ordinary shareholders calculated in accordance with GAAP, see "Non-GAAP Financial Measure" above.

Results of Operations by Segment - For the Three and Nine Months Ended September 30, 2020 and 2019
We have three reportable segments of business that are each managed, operated and reported upon separately: (i) Non-life Run-off; (ii) Atrium; and (iii) StarStone. Our other activities, which do not qualify as a reportable segment, include our corporate expenses, debt servicing costs, holding company income and expenses, foreign exchange and other miscellaneous items. These segments are described in Note 1 - "Description of Business" to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019.
The below table provides a split by operating segment and our other activities of the net earnings (loss) attributable to Enstar ordinary shareholders:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands of U.S. dollars)
Segment split of net earnings attributable to Enstar ordinary shareholders:
Non-life Run-off	$623,805	$141,321	$482,484	$1,001,104	$819,878	$181,226
Atrium	4,389	(1,765)	6,154	10,098	8,811	1,287
StarStone	7,369	(2,704)	10,073	(55,052)	(66,880)	11,828
Other	(20,550)	(19,109)	(1,441)	(59,405)	(53,473)	(5,932)
Net earnings attributable to Enstar ordinary shareholders	$615,013	$117,743	$497,270	$896,745	$708,336	$188,409

The following is a discussion of our results of operations by segment.

Non-life Run-off Segment
The following is a discussion and analysis of the results of operations for our Non-life Run-off segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands of U.S. dollars)
Gross premiums written	$3,535	$301	$3,234	$1,707	$(24,785)	$26,492

Net premiums written	$3,424	$(3,808)	$7,232	$2,397	$(26,395)	$28,792

Net premiums earned	$17,476	$16,837	$639	$44,023	$141,981	$(97,958)
Net incurred losses and LAE (1)	(34,258)	(30,583)	(3,675)	(63,698)	(135,517)	71,819
Acquisition costs	(2,730)	4,634	(7,364)	(13,226)	(40,033)	26,807
Operating expenses	(50,345)	(51,395)	1,050	(147,117)	(139,595)	(7,522)
Underwriting income (loss) (1)	(69,857)	(60,507)	(9,350)	(180,018)	(173,164)	(6,854)
Net investment income	66,918	73,752	(6,834)	223,425	206,337	17,088
Net realized and unrealized gains (losses) (2)	486,671	138,174	348,497	838,483	815,902	22,581
Fees and commission income	3,637	4,196	(559)	12,588	13,673	(1,085)
Other income (expense)	48,023	(285)	48,308	68,087	15,136	52,951
Corporate expenses	(22,494)	(11,983)	(10,511)	(48,014)	(47,287)	(727)
Interest expense	(16,705)	(17,964)	1,259	(48,785)	(45,699)	(3,086)
Net foreign exchange gains (losses)	(9,663)	13,056	(22,719)	385	20,426	(20,041)
EARNINGS BEFORE INCOME TAXES	486,530	138,439	348,091	866,151	805,324	60,827
Income tax expense	(9,271)	(13,382)	4,111	(18,276)	(23,501)	5,225
Earnings from equity method investments	149,065	17,703	131,362	152,725	44,406	108,319
NET EARNINGS	626,324	142,760	483,564	1,000,600	826,229	174,371
Net loss (earnings) attributable to noncontrolling interest	(2,519)	(1,439)	(1,080)	504	(6,351)	6,855
NET EARNINGS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$623,805	$141,321	$482,484	$1,001,104	$819,878	$181,226
(1) Comparability between periods is impacted by the current period net incurred losses and LAE as acquired unearned premium is earned, and by changes in fair value due to the election of the fair value option on certain business. Refer to Net Incurred Losses and LAE table for further details.
(2) This includes amounts relating to both fixed income securities and other investments. We have historically utilized trading accounting for fixed income securities, where unrealized amounts are reflected in earnings. However, from October 1, 2019, we have elected to use AFS accounting and, as trading fixed income securities mature, the proceeds are reinvested into AFS securities for the Non-life Run-off segment.

Overall Results
Three Months Ended September 30: Net earnings were $623.8 million for the three months ended September 30, 2020 compared to $141.3 million for the three months ended September 30, 2019, an increase of $482.5 million. This increase was primarily due to net realized and unrealized gains of $486.7 million on our investment portfolio in the current period compared to $138.2 million in the comparative period, a change of $348.5 million. Current period net realized and unrealized gains were driven by increases in the valuation of our other investments primarily due to more favorable movement in equity markets and tightening credit spreads. Also contributing to net earnings in the current period was $149.1 million of earnings from equity method investments, driven primarily by our investments in Enhanzed Re and Monument Re, and other income of $48.0 million, which was largely driven by the reduction in the estimate of ultimate net defendant asbestos and environmental liabilities.
During the three months ended September 30, 2020, our net ultimate losses related to prior periods were relatively unchanged with an increase in estimates of net ultimate losses of $4.0 million. Unfavorable development within our motor line of business was largely offset by favorable development across workers' compensation and other lines of business. Additionally, we had favorable changes in our estimates of ultimate net defendant asbestos and environmental liabilities of $48.4 million, which is a component of other income. In the aggregate, our estimates of net ultimate losses for prior periods and our estimate of ultimate net defendant asbestos and environmental liabilities experienced favorable reductions of $44.5 million during the three months ended September 30, 2020.

Nine Months Ended September 30: Net earnings were $1.0 billion and $819.9 million for the nine months ended September 30, 2020 and 2019, respectively, an increase of $181.2 million. The increase was primarily due to earnings from equity method investments of $152.7 million in the current period, driven primarily by our investments in Enhanzed Re and Monument Re; other income of $68.1 million in the current period, which was largely driven by the reduction in the estimate of ultimate net defendant asbestos and environmental liabilities; and a higher investment return in the current period.
During the nine months ended September 30, 2020, the change in net ultimate losses related to prior periods was favorable with a reduction in net ultimate losses of $80.5 million. The favorable development was largely attributed to strong reserve savings across workers' compensation and other lines of business, partially offset by unfavorable development within our motor line of business. Additionally, we had favorable changes in our estimates of ultimate net defendant asbestos and environmental liabilities of $75.3 million, which is a component of other income. In the aggregate, our estimates of net ultimate losses for prior periods and our estimate of ultimate net defendant asbestos and environmental liabilities experienced favorable reductions of $155.8 million during the nine months ended September 30, 2020.
An analysis of the components of the segment's net earnings is shown below. Investment results are separately discussed below in "Investments Results - Consolidated."

Net Premiums Earned:
The following table shows the gross and net premiums written and earned for the Non-life Run-off segment:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands of U.S. dollars)
Gross premiums written	$3,535	$301	$3,234	$1,707	$(24,785)	$26,492
Ceded reinsurance premiums written	(111)	(4,109)	3,998	690	(1,610)	2,300
Net premiums written	$3,424	$(3,808)	$7,232	$2,397	$(26,395)	$28,792

Gross premiums earned	$20,426	$27,190	$(6,764)	$52,899	$166,707	$(113,808)
Ceded reinsurance premiums earned	(2,950)	(10,353)	7,403	(8,876)	(24,726)	15,850
Net premiums earned	$17,476	$16,837	$639	$44,023	$141,981	$(97,958)

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

Three and Nine Months Ended September 30: Net premiums written in the three and nine months ended September 30, 2020 were $3.4 million and $2.4 million, respectively. Net premiums earned in the three and nine months ended September 30, 2020 of $17.5 million and $44.0 million, respectively, were primarily related to the AmTrust RITC transactions assumed in 2019. Premiums written and earned in the three and nine months ended September 30, 2019 were primarily related to the run-off business assumed as a result of the AmTrust RITC transactions and the acquisition of Maiden Reinsurance North America, Inc. ("Maiden Re North America").

Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Non-life Run-off segment:

	Three Months Ended September 30,
	2020			2019
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$283,143	$739	$283,882	$274,071	$14,374	$288,445
Net change in case and LAE reserves (1)	(49,854)	(33)	(49,887)	(175,830)	2,726	(173,104)
Net change in IBNR reserves (2)	(229,312)	7,512	(221,800)	(155,315)	6,794	(148,521)
Increase (reduction) in estimates of net ultimate losses	3,977	8,218	12,195	(57,074)	23,894	(33,180)
Reduction in provisions for unallocated LAE	(14,605)	—	(14,605)	(12,109)	(49)	(12,158)
Amortization of deferred charge assets	10,316	—	10,316	17,009	—	17,009
Amortization of fair value adjustments	5,310	—	5,310	17,538	—	17,538
Changes in fair value - fair value option	21,042	—	21,042	41,374	—	41,374
Net incurred losses and LAE	$26,040	$8,218	$34,258	$6,738	$23,845	$30,583
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
Three Months Ended September 30: The increase in net incurred losses and LAE for the three months ended September 30, 2020 of $34.3 million included net incurred losses and LAE of $8.2 million related to current period net earned premium, primarily in respect of the run-off business acquired with the AmTrust RITC transactions. Excluding current period net incurred losses and LAE of $8.2 million, the increase in net incurred losses and LAE relating to prior periods was $26.0 million, which was primarily attributable to an increase in the fair value of liabilities of $21.0 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option primarily due to narrowing credit spreads on corporate bond yields in the period, amortization of the deferred charge assets of $10.3 million, amortization of fair value adjustments over the estimated payout period relating to companies acquired of $5.3 million, and an increase in estimates of net ultimate losses of $4.0 million, partially offset by a reduction in provisions for unallocated LAE of $14.6 million relating to 2020 run-off activity. Net ultimate losses relating to prior periods were relatively unchanged with an increase in estimates of net ultimate losses of $4.0 million for the three months ended September 30, 2020 and included net losses paid of $283.1 million, partially offset by a net reduction in case and IBNR reserves of $279.2 million. Unfavorable development of approximately $128.4 million within our motor line of business, was offset by favorable development across workers compensation and other lines of business. Additionally, we had favorable changes in our estimates of ultimate net defendant asbestos and environmental liabilities of $48.4 million which is a component of other income. In the aggregate, our estimates of net ultimate losses for prior periods and our estimate of ultimate net defendant asbestos and environmental liabilities experienced favorable reductions of $44.5 million during the three months ended September 30, 2020.
Net incurred losses and LAE for the three months ended September 30, 2019 of $30.6 million included net incurred losses and LAE of $23.8 million related to current period net earned premium, primarily for the run-off business acquired with the AmTrust RITC transactions and the acquisition of Maiden Reinsurance North America, Inc. ("Maiden Re North America"). Excluding current period net incurred losses and LAE of $23.8 million, the increase in net incurred losses and LAE relating to prior periods was $6.7 million, which was attributable to an increase in the fair value of liabilities of $41.4 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option primarily as a result of a decrease in corporate bond yields, amortization of fair value adjustments over the estimated payout period relating to companies acquired of $17.5 million and amortization of the deferred charge assets of $17.0 million, partially offset by a reduction in estimates of net ultimate losses of $57.1 million and a reduction in provisions for unallocated LAE of $12.1 million relating to 2019 run-off activity. The reduction in estimates of net ultimate losses relating to prior periods of $57.1 million for the three months ended September 30, 2019 included a net reduction in case and IBNR reserves of $331.1 million, partially offset by net losses paid of $274.1 million.

The following table shows the components of net incurred losses and LAE for the Non-life Run-off segment for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020			2019
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$824,473	$1,777	$826,250	$913,352	$53,265	$966,617
Net change in case and LAE reserves (1)	(301,382)	809	(300,573)	(394,780)	24,141	(370,639)
Net change in IBNR reserves (2)	(603,546)	21,567	(581,979)	(649,053)	29,405	(619,648)
Increase (reduction) in estimates of net ultimate losses	(80,455)	24,153	(56,302)	(130,481)	106,811	(23,670)
Increase (reduction) in provisions for unallocated LAE	(34,509)	—	(34,509)	(38,709)	480	(38,229)
Amortization of deferred charge assets	36,008	—	36,008	28,006	—	28,006
Amortization of fair value adjustments	21,653	—	21,653	34,033	—	34,033
Changes in fair value - fair value option	96,848	—	96,848	135,377	—	135,377
Net incurred losses and LAE	$39,545	$24,153	$63,698	$28,226	$107,291	$135,517
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
Nine Months Ended September 30: The increase in net incurred losses and LAE for the nine months ended September 30, 2020 of $63.7 million included net incurred losses and LAE of $24.2 million related to current period net earned premium, primarily for the run-off business acquired with the AmTrust RITC transactions. Excluding current period net incurred losses and LAE of $24.2 million, the increase in net incurred losses and LAE liabilities relating to prior periods was $39.5 million, which was attributable to an increase in the fair value of liabilities of $96.8 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option primarily due to declining interest rates on corporate bond yields in the period, amortization of the deferred charge assets of $36.0 million and amortization of fair value adjustments over the estimated payout period relating to companies acquired of $21.7 million, partially offset by a reduction in estimates of net ultimate losses of $80.5 million and a reduction in provisions for unallocated LAE of $34.5 million relating to 2020 run-off activity. For the nine months ended September 30, 2020, the change in net ultimate losses relating to prior periods was favorable with a reduction of $80.5 million, which included a net change in case and IBNR reserves of $904.9 million, partially offset by net losses paid of $824.5 million. The favorable development was largely attributed to workers compensation as well as other lines of business, partially offset by unfavorable development of $122.4 million within our motor line of business. Additionally, we had favorable changes in our estimates of ultimate net defendant asbestos and environmental liabilities of $75.3 million which is a component of other income. In the aggregate, our estimates of net ultimate losses for prior periods and our estimate of ultimate net defendant asbestos and environmental liabilities experienced favorable reductions of $155.8 million during the nine months ended September 30, 2020.
The increase in net incurred losses and LAE for the nine months ended September 30, 2019 of $135.5 million included net incurred losses and LAE of $107.3 million related to current period net earned premium, primarily for the run-off business acquired with the AmTrust RITC transactions and the acquisition of Maiden Re North America. Excluding current period net incurred losses and LAE of $107.3 million, the increase in net incurred losses and LAE liabilities relating to prior periods was $28.2 million, which was attributable to an increase in the fair value of liabilities of $135.4 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option primarily as a result of a decrease in corporate bond yields, amortization of fair value adjustments over the estimated payout period relating to companies acquired of $34.0 million and amortization of the deferred charge assets of $28.0 million, partially offset by a reduction in estimates of net ultimate losses of $130.5 million and a reduction in provisions for unallocated LAE of $38.7 million relating to 2019 run-off activity. The reduction in estimates of net ultimate losses of $130.5 million for the nine months ended September 30, 2019 included a net change in case and IBNR reserves of $1,043.8 million, partially offset by net losses paid of $913.4 million.

Acquisition Costs:
Three and Nine Months Ended September 30: Acquisition costs were $2.7 million and $(4.6) million for the three months ended September 30, 2020 and 2019, respectively, and $13.2 million and $40.0 million for the nine months ended September 30, 2020 and 2019, respectively. The reduction in acquisition costs compared to the prior nine month period was due to a lower level of net premiums earned and lower associated acquisition costs in respect of the run-off business assumed through the AmTrust RITC transactions and the acquisition of Maiden Re North America.

Fees and Commission Income:
Three and Nine Months Ended September 30: Our management companies in the Non-life Run-off segment earned fees and commission income of $3.6 million and $4.2 million for the three months ended September 30, 2020 and 2019, respectively, and $12.6 million and $13.7 million for the nine months ended September 30, 2020 and 2019, respectively.

Other Income (Expense):
Three Months Ended September 30: For the three months ended September 30, 2020, we recorded other income of $48.0 million compared to other expense of $0.3 million for the three months ended September 30, 2019, a change of $48.3 million, primarily driven by the reduction in the estimate of ultimate net defendant asbestos and environmental liabilities in the current period.
Nine Months Ended September 30: Other income was $68.1 million for the nine months ended September 30, 2020 compared to $15.1 million for the nine months ended September 30, 2019, an increase of $53.0 million, primarily driven by the reduction in the estimate of ultimate net defendant asbestos and environmental liabilities in the current period.

General and Administrative Expenses:
General and administrative expenses consist of operating expenses and corporate expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands of U.S. dollars)
Operating expenses	$50,345	$51,395	$(1,050)	$147,117	$139,595	$7,522
Corporate expenses	22,494	11,983	10,511	48,014	47,287	727
General and administrative expenses	$72,839	$63,378	$9,461	$195,131	$186,882	$8,249

Three and Nine Months Ended September 30: General and administrative expenses were $72.8 million and $63.4 million for the three months ended September 30, 2020 and 2019, respectively, an increase of $9.5 million. This increase was primarily attributable to higher performance-based compensation costs as a result of higher earnings in the current period.
For the nine months ended September 30, 2020 and 2019, general and administrative expenses were $195.1 million and $186.9 million, respectively, an increase of $8.2 million. This increase was primarily attributable to higher performance-based compensation costs as a result of higher earnings in the current period.

Interest Expense:
Three and Nine Months Ended September 30: Interest expense was $16.7 million and $18.0 million for the three months ended September 30, 2020 and 2019, and $48.8 million and $45.7 million for the nine months ended September 30, 2020 and 2019, respectively, an increase of $3.1 million for the nine month period. The increase reflects higher debt balances in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. During the nine months ended September 30, 2020, the EGL Revolving Credit Facility was utilized for funding (i) significant new business as described in Note 3 - "Significant New Business" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q, (ii) investment opportunities and (iii) to provide liquidity in the first half of the year during the financial disruption associated with the COVID-19 pandemic.

Net Foreign Exchange Gains (Losses):
Three and Nine Months Ended September 30: Net foreign exchange losses were $9.7 million compared to net foreign exchange gains of $13.1 million for the three months ended September 30, 2020 and 2019, respectively. Net foreign exchange gains were $0.4 million and $20.4 million for the nine months ended September 30, 2020 and 2019, respectively. The net foreign exchange losses for the three months ended September 30, 2020 and the net foreign exchange gains for the nine months ended September 30, 2020 were primarily due to increased volatility in foreign exchange markets associated with the COVID-19 pandemic and the resulting impact on non-U.S. dollar denominated investments and technical balances.

Income Taxes:
Three and Nine Months Ended September 30: For the three months ended September 30, 2020, income tax expense was $9.3 million compared to $13.4 million for the three months ended September 30, 2019, a decrease of $4.1 million. For the nine months ended September 30, 2020 and 2019, income tax expenses were $18.3 million and $23.5 million, respectively, a decrease of $5.2 million. The income tax benefit (expense) is generally driven by the geographical distribution of pre-tax earnings (loss) between taxable and non-taxable jurisdictions.

Earnings (Losses) from Equity Method Investments:
Three Months Ended September 30: For the three months ended September 30, 2020 and 2019, earnings from equity method investments were $149.1 million and $17.7 million, respectively, an increase of $131.4 million. The earnings in the current period were primarily driven by our investments in Enhanzed Re and Monument Re.
Nine Months Ended September 30: For the nine months ended September 30, 2020 and 2019, earnings from equity method investments were $152.7 million and $44.4 million, respectively, an increase of $108.3 million. The earnings in the current period were primarily driven by our investments in Enhanzed Re and Monument Re.

Noncontrolling Interest:
Three and Nine Months Ended September 30: The net (earnings) loss attributable to the noncontrolling interest of our Non-life Run-off segment were $(2.5) million and $(1.4) million for the three months ended September 30, 2020 and 2019, respectively, and $0.5 million and $(6.4) million for the nine months ended September 30, 2020 and 2019, respectively. The increase in net earnings attributable to the noncontrolling interest of $1.1 million for the three months ended September 30, 2020 was due to higher earnings for those companies where there is a noncontrolling interest; whereas the decrease in net earnings attributable to the noncontrolling interest of $6.9 million for the nine months ended September 30, 2020 was due to lower earnings for those companies where there is a noncontrolling interest.

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
On August 13, 2020, we announced an exchange transaction with the Trident V Funds. As part of the exchange transaction, we entered into a recapitalization agreement with the Trident V Funds and the Dowling Funds pursuant to which we agreed to exchange a portion of our indirect interest in Northshore, the holding company that owns Atrium and Arden, for all of the Trident V Fund's indirect interest in StarStone U.S. Upon completion of the exchange transaction, we expect to own approximately 11.0% of Northshore, which will continue to own Atrium and Arden, and our investment will be accounted for as a privately held equity investment and carried at fair value.
For further information, refer to Note 4 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
The following is a discussion and analysis of the results of operations for our Atrium segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands of U.S. dollars)
Gross premiums written	$49,083	$48,746	$337	$155,551	$146,519	$9,032

Net premiums written	$46,503	$43,785	$2,718	$136,093	$127,246	$8,847

Net premiums earned	$42,426	$42,913	$(487)	$128,183	$119,865	$8,318
Net incurred losses and LAE	(21,995)	(28,400)	6,405	(66,003)	(58,662)	(7,341)
Acquisition costs	(14,242)	(14,466)	224	(43,235)	(41,023)	(2,212)
Operating expenses	(3,008)	(3,742)	734	(8,757)	(9,968)	1,211
Underwriting income	3,181	(3,695)	6,876	10,188	10,212	(24)
Net investment income	1,778	1,736	42	4,382	5,500	(1,118)
Net realized and unrealized gains (1)	1,533	582	951	3,392	5,464	(2,072)
Fees and commission income	7,150	2,391	4,759	15,737	5,773	9,964
Other income	72	35	37	105	106	(1)
Corporate expenses	(6,084)	(2,896)	(3,188)	(14,494)	(10,186)	(4,308)
Net foreign exchange gains (losses)	2,275	(924)	3,199	1,115	(1)	1,116
EARNINGS (LOSS) BEFORE INCOME TAXES	9,905	(2,771)	12,676	20,425	16,868	3,557
Income tax expense	(2,520)	(222)	(2,298)	(3,303)	(1,930)	(1,373)
NET EARNINGS (LOSS)	7,385	(2,993)	10,378	17,122	14,938	2,184
Net loss (earnings) attributable to noncontrolling interest	(2,996)	1,228	(4,224)	(7,024)	(6,127)	(897)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$4,389	$(1,765)	$6,154	$10,098	$8,811	$1,287

Underwriting ratios(2):
Loss ratio	51.8%	66.2%	(14.4)%	51.5%	48.9%	2.6%
Acquisition cost ratio	33.6%	33.7%	(0.1)%	33.7%	34.2%	(0.5)%
Operating expense ratio	7.1%	8.7%	(1.6)%	6.9%	8.4%	(1.5)%
Combined ratio	92.5%	108.6%	(16.1)%	92.1%	91.5%	0.6%
(1) For the Atrium segment, we utilize trading accounting, where unrealized amounts are reflected in earnings.
(2) Refer to "Underwriting Ratios" for a description of how these ratios are calculated.

Overall Results
Three Months Ended September 30: Net earnings were $4.4 million for the three months ended September 30, 2020 compared to a net loss of $1.8 million for the three months ended September 30, 2019, an increase of $6.2 million. The increase in net earnings was primarily due to an increase in underwriting income and higher fees and commission income in the current period. The combined ratio for the three months ended September 30, 2020 was 92.5%, compared to 108.6% for the prior period. Excluding the impact of losses related to the COVID-19 pandemic of $1.5 million, the combined ratio for the three months ended September 30, 2020 was 89.0%.

Nine Months Ended September 30: Net earnings were $10.1 million for the nine months ended September 30, 2020 compared to $8.8 million for the nine months ended September 30, 2019, an increase of $1.3 million. The increase was primarily due to higher fees and commission income, partially offset by higher corporate expenses and a lower investment return in the current period. The combined ratio for the nine months ended September 30, 2020 was 92.1% compared to 91.5% for the prior period. Excluding the impact of losses related to the COVID-19 pandemic of $14.3 million, the combined ratio for the nine months ended September 30, 2020 was 80.9%.
An analysis of the components of the segment's net earnings before the attribution of net earnings to noncontrolling interest is shown below. Investment results are separately discussed below in "Investments Results - Consolidated."

Gross Premiums Written:
The following table provides gross premiums written by line of business for the Atrium segment:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands of U.S. dollars)
Marine, Aviation and Transit	$12,290	$11,691	$599	$41,678	$35,361	$6,317
Binding Authorities	22,679	21,915	764	65,080	57,563	7,517
Reinsurance	3,618	4,389	(771)	14,659	16,293	(1,634)
Accident and Health	2,120	4,633	(2,513)	11,758	18,382	(6,624)
Non-Marine Direct and Facultative	8,376	6,118	2,258	22,376	18,920	3,456
Total	$49,083	$48,746	$337	$155,551	$146,519	$9,032

Three and Nine Months Ended September 30: Gross premiums written for the Atrium segment were $49.1 million and $48.7 million for the three months ended September 30, 2020 and 2019, respectively. Gross premiums written for the Atrium segment were $155.6 million and $146.5 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in gross premiums written for the nine months ended September 30, 2020 was seen predominantly across the binding authorities, marine, aviation and transit and non-marine direct and facultative lines of business. The binding authorities line of business benefited from new opportunities to write new business, while the marine, aviation and transit and non-marine direct and facultative lines of business continue to benefit from an increase in rates and new opportunities in the US. The reduction in the accident and health line of business was largely driven by the impact of the COVID-19 pandemic as well as underwriting actions to not renew certain contracts in the current period.

Net Premiums Earned:
The following table provides net premiums earned by line of business for the Atrium segment:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands of U.S. dollars)
Marine, Aviation and Transit	$10,476	$9,524	$952	$31,452	$25,302	$6,150
Binding Authorities	20,436	19,771	665	58,850	55,191	3,659
Reinsurance	3,550	4,591	(1,041)	9,942	11,253	(1,311)
Accident and Health	2,212	4,036	(1,824)	10,587	13,960	(3,373)
Non-Marine Direct and Facultative	5,752	4,991	761	17,352	14,159	3,193
Total	$42,426	$42,913	$(487)	$128,183	$119,865	$8,318

Three and Nine Months Ended September 30: Net premiums earned for the Atrium segment were $42.4 million and $42.9 million for the three months ended September 30, 2020 and 2019, respectively. Net premiums earned for the Atrium segment were $128.2 million and $119.9 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in net premiums earned for the nine months ended September 30, 2020 was primarily due to ongoing growth in the binding authorities, marine, aviation and transit and non-marine direct and facultative lines of business.

Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Atrium segment:

	Three Months Ended September 30,
	2020			2019
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$9,472	$7,717	$17,189	$10,618	$9,387	$20,005
Net change in case and LAE reserves (1)	(2,292)	4,993	2,701	(2,860)	2,769	(91)
Net change in IBNR reserves (2)	(8,110)	10,496	2,386	(6,235)	14,937	8,702
Increase (reduction) in estimates of net ultimate losses	(930)	23,206	22,276	1,523	27,093	28,616
Increase (reduction) in provisions for unallocated LAE	48	(77)	(29)	—	—	—
Amortization of fair value adjustments	(252)	—	(252)	(216)	—	(216)
Net incurred losses and LAE	$(1,134)	$23,129	$21,995	$1,307	$27,093	$28,400
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

Three Months Ended September 30: Net incurred losses and LAE for the three months ended September 30, 2020 and 2019 were $22.0 million and $28.4 million, respectively. Net favorable prior period loss development was $1.1 million for the three months ended September 30, 2020 compared to net unfavorable prior period loss development of $1.3 million for the three months ended September 30, 2019. Excluding prior period loss development, net incurred losses and LAE for the three months ended September 30, 2020 were $23.1 million and included $1.5 million of losses related to the COVID-19 pandemic. Excluding prior period loss development, net incurred losses and LAE for the three months ended September 30, 2019 were $27.1 million. The loss ratios were 51.8% and 66.2% for the three months ended September 30, 2020 and 2019, respectively. Excluding the impact of losses related to the COVID-19 pandemic, the loss ratio for the three months ended September 30, 2020 was 48.4%.
For the three months ended September 30, 2020, net incurred losses and LAE for the Atrium segment included $1.5 million of losses related to the COVID-19 pandemic, with Enstar's share totaling $0.9 million, primarily relating to accident and health business.

The following table shows the components of net incurred losses and LAE for the Atrium segment for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020			2019
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$31,412	$17,004	$48,416	$35,564	$24,531	$60,095
Net change in case and LAE reserves (1)	(9,517)	13,152	3,635	(13,032)	12,787	(245)
Net change in IBNR reserves (2)	(25,769)	39,996	14,227	(27,787)	25,871	(1,916)
Increase (reduction) in estimates of net ultimate losses	(3,874)	70,152	66,278	(5,255)	63,189	57,934
Increase (reduction) in provisions for unallocated LAE	48	(77)	(29)	—	—	—
Amortization of fair value adjustments	(246)	—	(246)	728	—	728
Net incurred losses and LAE	$(4,072)	$70,075	$66,003	$(4,527)	$63,189	$58,662
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
Nine Months Ended September 30: Net incurred losses and LAE for the nine months ended September 30, 2020 and 2019 were $66.0 million and $58.7 million, respectively. Net favorable prior year loss development was $4.1 million and $4.5 million for the nine months ended September 30, 2020 and 2019, respectively. The current period net favorable prior period loss development was driven by favorable development across several lines of business. Excluding prior period loss development, net incurred losses and LAE for the nine months ended September 30, 2020 were $70.1 million and included $14.3 million of losses related to the COVID-19 pandemic. Excluding prior period loss development, net incurred losses and LAE for the nine months ended September 30, 2019 were $63.2 million. The loss ratios were 51.5% and 48.9% for the nine months ended September 30, 2020 and 2019, respectively. Excluding the impact of losses related to the COVID-19 pandemic, the loss ratio for the nine months ended September 30, 2020 was 40.3%.
For the nine months ended September 30, 2020, net incurred losses and LAE for the Atrium segment included $14.3 million of losses related to the COVID-19 pandemic, with Enstar's share totaling $8.4 million, primarily relating to accident and health business.

Acquisition Costs:
Three and Nine Months Ended September 30: Acquisition costs were $14.2 million and $14.5 million for the three months ended September 30, 2020 and 2019, respectively, and $43.2 million and $41.0 million for the nine months ended September 30, 2020 and 2019, respectively. The acquisition cost ratios were 33.6% and 33.7% for the three months ended September 30, 2020 and 2019, respectively, and 33.7% and 34.2% for the nine months ended September 30, 2020 and 2019, respectively. The reduction in the acquisition cost ratio for the nine months ended September 30, 2020 was primarily due to agreed reductions in brokerage rates for certain accounts.

Operating Expenses:
Three and Nine Months Ended September 30: Operating expenses for the Atrium segment were $3.0 million and $3.7 million for the three months ended September 30, 2020 and 2019, respectively, and $8.8 million and $10.0 million for the nine months ended September 30, 2020 and 2019, respectively. The operating expense ratios were 7.1% and 8.7% for the three months ended September 30, 2020 and 2019, respectively, and 6.9% and 8.4% for the nine months ended September 30, 2020 and 2019, respectively. The reduction in the operating expense ratio for the three months ended September 30, 2020 was driven primarily by a decrease in operating expenses whereas the reduction for the nine months ended September 30, 2020 was primarily driven by an increase in net premiums earned in the current period.

Fees and Commission Income:
Three and Nine Months Ended September 30: Fees and commission income was $7.2 million and $2.4 million for the three months ended September 30, 2020 and 2019, respectively, and $15.7 million and $5.8 million for the nine months ended September 30, 2020 and 2019, respectively. The fees represent profit commission fees earned in relation to AUL’s management of Syndicate 609 and other underwriting consortiums. The increase was primarily due to higher profit commissions from Syndicate 609 and the space consortium in the current periods.

Corporate Expenses:
Three and Nine Months Ended September 30: Corporate expenses for the Atrium segment were $6.1 million and $2.9 million for the three months ended September 30, 2020 and 2019, respectively, and $14.5 million and $10.2 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in corporate expenses was primarily due to higher variable compensation costs in the three and nine months ended September 30, 2020 due to improved performance in the Atrium segment in the current periods.

Noncontrolling Interest:
Three and Nine Months Ended September 30: The net earnings attributable to the noncontrolling interest in the Atrium segment were $3.0 million for the three months ended September 30, 2020, compared to net losses attributable to the noncontrolling interest of $1.2 million for the three months ended September 30, 2019. The net earnings attributable to the noncontrolling interest in the Atrium segment were $7.0 million and $6.1 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in the net earnings attributable to the noncontrolling interest for the three and nine months ended September 30, 2020 was primarily due to higher earnings, as discussed above.
As of September 30, 2020 and December 31, 2019, the Trident V Funds and the Dowling Funds had a combined 41.0% noncontrolling interest in the Atrium segment.

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
Recent Strategic Developments
During the second quarter of 2020, we completed a strategic review of the StarStone segment. Following this review, we have taken various actions to position ourselves for improved profitability going forward, as further described below.
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
In connection with the sale, one of our U.S. Non-life Run-off subsidiaries will enter into a loss portfolio transfer reinsurance agreement with StarStone U.S. pursuant to which we will reinsure all of the net loss reserves of StarStone U.S. in respect of premium earned prior to the calendar month end prior to the closing date. We will receive a reinsurance premium equal to the assumed reserves, plus approximately $16.0 million. The reinsurance agreement will contain an aggregate limit on our liability equal to $130.0 million in excess of the assumed reserves, and our subsidiary's obligations under the reinsurance agreement will be guaranteed by Enstar.
The closing of the transaction is subject to regulatory approvals and other closing conditions and is expected to occur in the fourth quarter of 2020.
StarStone International (non-U.S.)
On June 10, 2020, we also announced that we are placing StarStone International into an orderly run-off. The liabilities associated with the StarStone International Run-Off vary in duration, and the run-off is expected to occur over a number of years. For further information on the expected liability payout pattern, refer to the contractual obligations table in the liquidity and capital resources section included within Item 2 of this Quarterly Report on Form 10-Q. Steps to reduce the size of StarStone International's operations have begun and will involve several phases to occur over time. As a result, we cannot anticipate with certainty the expected completion date of the StarStone International Run-Off. We have taken actions described below and continue to evaluate additional strategic options for the remainder of StarStone International's operations and business, including the European platform. Consequently, such options could have the effect of mitigating costs associated with placing the business into run-off. The remaining StarStone International operations will continue to serve the needs of policyholders and ensure that the companies continue to meet all regulatory requirements.
Recent developments relating to StarStone International include:
•On October 14, 2020, we completed the sale of Vander Haeghen & Co. SA ("VdH"), a Belgium-based insurance agency majority owned by two StarStone International entities, for a purchase price of €3.8 million ($4.5 million). We expect to recognize a gain on the sale of $3.6 million in the fourth quarter of 2020.
•On October 2, 2020, StarStone International sold the renewal rights for its financial lines portfolio for consideration of $0.5 million.
•Atrium's Syndicate 609, for which it provides 25% of the underwriting capacity and capital, expects to write new business of approximately $21.3 million in 2021 which was previously underwritten by StarStone International, primarily in the marine and energy liability, upstream energy and terrorism classes of business.
For further information, refer to Note 4 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

Discussion of Results of Operations
The following is a discussion and analysis of the results of operations for our StarStone segment. Given the impact of the strategic developments in the segment, we have updated the layout of the following tables. In previous reports, we had distinguished the results of sub-components of the segment between StarStone Group and Intra-group reinsurances, and between core and exited lines of business, which is no longer considered to be as meaningful. Under U.S. GAAP, StarStone U.S. qualified as discontinued operations whereas StarStone International (non-U.S.) qualified as continuing operations. Current and prior period results are not indicative of future results.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change

Gross premiums written	$58,566	$110,586	$(52,020)	$300,135	$363,352	$(63,217)

Net premiums written	$43,338	$76,020	$(32,682)	$227,066	$291,083	$(64,017)

Net premiums earned	$96,116	$111,749	$(15,633)	$276,566	$339,993	$(63,427)
Net incurred losses and LAE	(48,390)	(100,628)	52,238	(197,259)	(358,864)	161,605
Acquisition costs	(20,608)	(23,301)	2,693	(76,026)	(80,582)	4,556
Operating expenses	(20,440)	(14,525)	(5,915)	(66,385)	(53,217)	(13,168)
Underwriting income (loss)	6,678	(26,705)	33,383	(63,104)	(152,670)	89,566
Net investment income	6,298	8,161	(1,863)	21,625	25,865	(4,240)
Net realized and unrealized gains (losses) (1)	11,801	6,034	5,767	(3,323)	31,274	(34,597)
Fees and commission expense	—	(150)	150	—	(515)	515
Other income	99	72	27	216	445	(229)
Corporate expenses	(3,137)	—	(3,137)	(39,153)	—	(39,153)
Interest expense	(510)	—	(510)	(1,611)	(475)	(1,136)
Net foreign exchange losses (gains)	(761)	1,509	(2,270)	(5,509)	(326)	(5,183)
EARNINGS (LOSS) BEFORE INCOME TAXES	20,468	(11,079)	31,547	(90,859)	(96,402)	5,543
Income tax benefit (expense)	(733)	139	(872)	(2,325)	251	(2,576)
Loss from equity method investments	—	—	—	—	(218)	218
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	19,735	(10,940)	30,675	(93,184)	(96,369)	3,185
NET EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	4,031	7,916	(3,885)	810	12,041	(11,231)
NET EARNINGS (LOSS)	23,766	(3,024)	26,790	(92,374)	(84,328)	(8,046)
Net loss (earnings) attributable to noncontrolling interest	(16,397)	320	(16,717)	37,322	17,448	19,874
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$7,369	$(2,704)	$10,073	$(55,052)	$(66,880)	$11,828

Underwriting ratios(2):
Loss ratio	50.3%	90.0%	(39.7)%	71.3%	105.6%	(34.3)%
Acquisition cost ratio	21.4%	20.9%	0.5%	27.5%	23.7%	3.8%
Operating expense ratio	21.4%	13.0%	8.4%	24.0%	15.6%	8.4%
Combined ratio	93.1%	123.9%	(30.8)%	122.8%	144.9%	(22.1)%
(1) This includes amounts relating to both fixed income securities and other investments. We have historically utilized trading accounting for fixed income securities, where unrealized amounts are reflected in earnings. However, from October 1, 2019, we have elected to use AFS accounting and, as trading fixed income securities mature, the proceeds are reinvested into AFS securities for the StarStone segment.
(2) Refer to "Underwriting Ratios" for a description of how these ratios are calculated.

Overall Results
Three Months Ended September 30: Net earnings for the StarStone segment were $7.4 million for the three months ended September 30, 2020 compared to net losses of $2.7 million for the three months ended September 30, 2019, an increase in net earnings of $10.1 million. The increase was primarily due to higher underwriting income in the current period.
Net underwriting income for the StarStone segment was $6.7 million for the three months ended September 30, 2020. The StarStone segment combined ratio was 93.1% for the three months ended September 30, 2020 as compared to 123.9% for the three months ended September 30, 2019.

Nine Months Ended September 30: Net losses for the StarStone segment were $55.1 million for the nine months ended September 30, 2020 compared to $66.9 million for the nine months ended September 30, 2019, a decrease in net losses of $11.8 million. The decrease in net losses was driven by a reduction in underwriting losses, partially offset by exit costs associated with the StarStone International Run-Off of $41.4 million and net realized and unrealized investment losses of $3.3 million in 2020 compared to gains of $31.3 million in 2019.
Net underwriting losses for the StarStone segment were $63.1 million for the nine months ended September 30, 2020 and included exit costs associated with the StarStone International Run-Off of $27.9 million. The StarStone segment combined ratio was 122.8% for the nine months ended September 30, 2020 as compared to 144.9% for the nine months ended September 30, 2019. Excluding the impact of exit costs discussed later, the combined ratio for the nine months ended was 112.5% and included net underwriting losses related to the COVID-19 pandemic of $38.9 million.
An analysis of the components of the segment's net earnings before the attribution of net earnings to noncontrolling interest is shown below. Investment results are separately discussed below in "Investments Results - Consolidated."
Exit Costs
The following table summarizes the financial impact of the exit costs associated with the StarStone International Run-Off for the three and nine months ended September 30, 2020:

		Three Months Ended	Nine Months Ended
		September 30, 2020	September 30, 2020
Description:	Results of Operations Line Item:	(in millions of U.S. dollars)
Provision for unallocated LAE (run-off basis)	Net incurred losses and LAE	$4.4	$(23.7)
Provision for employee severance-related costs	Corporate expenses	(2.6)	(10.6)
Goodwill impairment	Corporate expenses	—	(8.0)
Capitalized software write-down	Corporate expenses	—	(7.6)
Earnings acceleration of prepaid reinsurance premiums	Net premiums earned	—	(4.1)
Intangible asset impairment	Corporate expenses	—	(4.0)
Operating leases right-of-use asset write-down	Corporate expenses	—	(3.5)
Other asset write-downs	Corporate expenses	—	(2.9)
Valuation allowance on deferred tax assets	Income tax expense	—	(2.3)
Sub-total	Net (loss) earnings	1.8	(66.7)
Redeemable non-controlling interest	Net loss (earnings) attributable to noncontrolling interest	(0.7)	25.3
Total (increase) reduction in StarStone net earnings attributable to the StarStone International Run-Off	Net (loss) earnings attributable to Enstar ordinary shareholders	$1.1	$(41.4)

Underwriting Impact of COVID-19
For the three and nine months ended September 30, 2020, the StarStone segment included net underwriting losses related to the COVID-19 pandemic as follows:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	StarStone Segment	Noncontrolling Interests' Share	Enstar's share of StarStone Segment	StarStone Segment	Noncontrolling Interests' Share	Enstar's share of StarStone Segment
	(in thousands of U.S. dollars)
StarStone International (1)	$(891)	$80	$(811)	$38,933	$(12,274)	$26,659
StarStone U.S. (Discontinued Operations)	2,500	(1,025)	1,475	10,000	(4,100)	5,900
Total StarStone Segment COVID-19 net underwriting losses	$1,609	$(945)	$664	$48,933	$(16,374)	$32,559
(1) Includes the impact of outwards reinstatement premiums of $0.7 million and a reduction in the premium deficiency provision of $3.0 million for the three months ended September 30, 2020; and outwards reinstatement premiums of $2.8 million and the premium deficiency provision of $13.3 million for the nine months ended September 30, 2020.

Underwriting Impact of Exit Costs
The underwriting impact of the exit costs relating to net premiums earned and net incurred losses and LAE as shown in the table above, are summarized in the following table:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020			2020
	Subtotal Before Exit Costs	Exit Costs	Total	Subtotal Before Exit Costs	Exit Costs	Total
	A	B	C=A+B	D	E	F=D+E
	(in thousands of U.S. dollars)
Net premiums earned	$96,116	$—	$96,116	$280,712	$(4,146)	$276,566
Net incurred losses and LAE	(52,800)	4,410	(48,390)	(173,556)	(23,703)	(197,259)
Acquisition costs	(20,608)	—	(20,608)	(76,026)	—	(76,026)
Operating expenses	(20,440)	—	(20,440)	(66,285)	(100)	(66,385)
Underwriting income (loss)	2,268	4,410	6,678	(35,155)	(27,949)	(63,104)

Underwriting ratios(1):
Loss ratio	54.9%		50.3%	61.8%		71.3%
Acquisition cost ratio	21.4%		21.4%	27.1%		27.5%
Operating expense ratio	21.3%		21.4%	23.6%		24.0%
Combined ratio	97.6%		93.1%	112.5%		122.8%
(1) Refer to "Underwriting Ratios" for a description of how these ratios are calculated.

Gross Premiums Written:
The following table provides gross premiums written by line of business for the StarStone segment:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands of U.S. dollars)
Casualty	$12,576	$25,002	$(12,426)	$68,418	$77,645	$(9,227)
Marine	24,363	40,699	(16,336)	132,721	168,657	(35,936)
Property	5,611	29,757	(24,146)	64,970	80,671	(15,701)
Aerospace	15,598	12,397	3,201	32,105	33,648	(1,543)
Workers' Compensation	418	2,731	(2,313)	1,921	2,731	(810)
Total	$58,566	$110,586	$(52,020)	$300,135	$363,352	$(63,217)

Three Months Ended September 30: Gross premiums written for the StarStone segment were $58.6 million and $110.6 million for the three months ended September 30, 2020 and 2019, respectively, a decrease of $52.0 million. Excluding aerospace, the decreases across all other lines were due to StarStone International being placed into an orderly run-off. The increase in the aerospace lines was driven by binding authority business underwritten through our European platform before we implemented the StarStone International Run-Off.

Nine Months Ended September 30: Gross premiums written were $300.1 million and $363.4 million for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $63.2 million. The decreases across all lines were primarily due to StarStone International being placed into an orderly run-off.
In light of the decision to implement the StarStone International Run-off, gross premiums written will decline materially in future periods.

Net Premiums Earned:
    The following table provides net premiums earned by line of business for the StarStone segment:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands of U.S. dollars)
Casualty	$20,471	$22,314	$(1,843)	$66,419	$66,733	$(314)
Marine	39,424	46,747	(7,323)	113,016	147,542	(34,526)
Property	28,800	32,710	(3,910)	73,370	92,186	(18,816)
Aerospace	6,886	8,280	(1,394)	21,365	32,944	(11,579)
Workers' Compensation	535	1,698	(1,163)	2,396	588	1,808
Total	$96,116	$111,749	$(15,633)	$276,566	$339,993	$(63,427)

Three Months Ended September 30: Net premiums earned for the StarStone segment were $96.1 million and $111.7 million for the three months ended September 30, 2020 and 2019, respectively, a decrease of $15.6 million. The decrease in net premiums earned was mainly due to StarStone International being placed into an orderly run-off.

Nine Months Ended September 30: Net premiums earned for the StarStone segment were $276.6 million and $340.0 million for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $63.4 million. The decrease in net premiums earned was mainly due to StarStone International being placed into an orderly run-off.
As noted above with respect to gross premiums written, in light of the decision to implement the StarStone International Run-off, net premiums earned will decline materially in future periods.

Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the StarStone segment:

	Three Months Ended September 30,
	2020			2019
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$48,972	$7,755	$56,727	$111,195	$11,653	$122,848
Net change in case and LAE reserves (1)	(20,068)	25,524	5,456	(8,866)	(8,994)	(17,860)
Net change in IBNR reserves (2)	(24,755)	16,176	(8,579)	(101,938)	97,225	(4,713)
Increase in estimates of net ultimate losses	4,149	49,455	53,604	391	99,884	100,275
Increase (reduction) in provisions for unallocated LAE	(299)	(4,721)	(5,020)	(2,112)	1,924	(188)
Amortization of fair value adjustments	(194)	—	(194)	541	—	541
Net incurred losses and LAE	$3,656	$44,734	$48,390	$(1,180)	$101,808	$100,628
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
Three Months Ended September 30: Net incurred losses and LAE for the three months ended September 30, 2020 and 2019 were $48.4 million and $100.6 million, respectively. Net unfavorable prior period loss development was $3.7 million for the three months ended September 30, 2020 compared to net favorable prior period loss development of $1.2 million for the three months ended September 30, 2019. Net unfavorable prior period loss development for the three months ended September 30, 2020 was driven by adverse development in the casualty and property lines of business. Net favorable prior period loss development for the three months ended September 30, 2019 was primarily related to development on lines of business that we had either exited or had been subject to remediation as part of our underwriting repositioning initiatives before our decision to place StarStone International into run-off. Excluding prior period net loss development, net incurred losses and LAE for the three months ended September 30, 2020 were $44.7 million and included a $4.4 million reduction in exit costs associated with the StarStone International Run-Off, partially offset by $1.4 million in net incurred losses and LAE related to the COVID-19 pandemic. Excluding prior period net loss development, net incurred losses and LAE for the three months ended September 30, 2019 were $101.8 million. The loss ratios for the StarStone segment were 50.3% and 90.0% for the three months ended September 30, 2020 and 2019, respectively. Excluding the impact of the reduction in exit costs associated with the StarStone International Run-Off, the loss ratio for the three months ended September 30, 2020 was 54.9%.
For the three months ended September 30, 2020, the StarStone segment included net incurred losses and LAE related to the COVID-19 pandemic of $1.4 million, with Enstar's share totaling $0.8 million, primarily related to casualty business.

The following table shows the components of net incurred losses and LAE for the StarStone segment for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020			2019
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$206,058	$12,142	$218,200	$301,641	$27,624	$329,265
Net change in case and LAE reserves (1)	(85,798)	24,911	(60,887)	(22,538)	36,046	13,508
Net change in IBNR reserves (2)	(130,738)	147,770	17,032	(192,034)	207,076	15,042
Increase (reduction) in estimates of net ultimate losses	(10,478)	184,823	174,345	87,069	270,746	357,815
Increase (reduction) in provisions for unallocated LAE	(116)	23,591	23,475	(2,585)	3,324	739
Amortization of fair value adjustments	(561)	—	(561)	310	—	310
Net incurred losses and LAE	$(11,155)	$208,414	$197,259	$84,794	$274,070	$358,864
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
Nine Months Ended September 30: Net incurred losses and LAE for the nine months ended September 30, 2020 and 2019 were $197.3 million and $358.9 million, respectively. Net favorable prior period loss development was $11.2 million for the nine months ended September 30, 2020 compared to net unfavorable prior period loss development of $84.8 million for the nine months ended September 30, 2019. Net favorable prior period loss development for the nine months ended September 30, 2020 was driven by favorable development in the workers compensation and casualty lines of business. Net unfavorable prior period loss development for the nine months ended September 30, 2019 was primarily related to development on lines of business that we had either exited or had been subject to remediation as part of our underwriting repositioning initiatives before our decision to place StarStone International into run-off.
Excluding prior period loss development, net incurred losses and LAE for the nine months ended September 30, 2020 were $208.4 million and included $22.8 million of COVID-19 related losses and $23.7 million of exit costs associated with the StarStone International Run-Off. Excluding prior period loss development, net incurred losses and LAE for the nine months ended September 30, 2019 were $274.1 million. The loss ratios for the StarStone segment were 71.3% and 105.6% for the nine months ended September 30, 2020 and 2019, respectively. Excluding the impact of exit costs associated with the StarStone International Run-Off, the loss ratio for the nine months ended September 30, 2020 was 61.8% and included COVID-19 related losses of $22.8 million.
For the nine months ended September 30, 2020, StarStone segment net incurred losses and LAE included $22.8 million of losses related to the COVID-19 pandemic, with Enstar's share totaling $17.0 million, primarily related to casualty and property business.

Acquisition Costs:
Three and Nine Months Ended September 30: Acquisition costs for the StarStone segment were $20.6 million and $23.3 million for the three months ended September 30, 2020 and 2019, respectively, a decrease of $2.7 million. Acquisition costs for the StarStone segment were $76.0 million and $80.6 million for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $4.6 million. The acquisition cost ratios for the nine months ended September 30, 2020 and 2019 were 27.5% and 23.7%, respectively. The acquisition cost ratios for the three months ended September 30, 2020 and 2019 were 21.4% and 20.9%, respectively. The increases in the acquisition cost ratios were driven by the reduction in net premiums earned in the current periods and the impact of COVID-19-related premium deficiency of $13.3 million for the nine months ended September 30, 2020.

Operating Expenses:
Three and Nine Months Ended September 30: Operating expenses for the StarStone segment for the three months ended September 30, 2020 and 2019 were $20.4 million and $14.5 million, respectively. The operating expense ratios for the three months ended September 30, 2020 and 2019 were 21.4% and 13.0%. Operating expenses for the StarStone segment for the nine months ended September 30, 2020 and 2019 were $66.4 million and $53.2 million, respectively. The operating expense ratios for the three months ended September 30, 2020 and 2019 were 24.0% and 15.6%, respectively. The increases were due to restructuring costs and the reduction in net premiums earned in the current periods.

Corporate Expenses:
Three and Nine Months Ended September 30: Corporate expenses for the StarStone segment were $3.1 million and $nil for the three months ended September 30, 2020 and 2019, respectively, and $39.2 million and $nil for the nine months ended September 30, 2020 and 2019, respectively. Corporate expenses for the three and nine months ended September 30, 2020 included exit costs associated with the StarStone International Run-Off of $2.6 million and $36.4 million, respectively, and are summarized above.

Discontinued Operations (StarStone U.S.):
Three Months Ended September 30: The net earnings from discontinued operations, net of income taxes for the StarStone segment for the three months ended September 30, 2020 was $4.0 million compared to $7.9 million for the three months ended September 30, 2019. For the three months ended September 30, 2020, the net earnings from discontinued operations, net of income taxes, included $2.5 million in net incurred losses and LAE related to the COVID-19 pandemic, with Enstar's share totaling $1.5 million, primarily related to casualty business.
Nine Months Ended September 30: The net earnings from discontinued operations, net of income taxes for the nine months ended September 30, 2020 was $0.8 million compared to $12.0 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, the net earnings from discontinued operations, net of income taxes, included $10.0 million net incurred losses and LAE related to the COVID-19 pandemic, with Enstar's share totaling $5.9 million, primarily related to casualty business.
The StarStone U.S. business included in discontinued operations includes the results of intra-group reinsurance cessions which were non-renewed as of January 1, 2018. The effect of these intra-group reinsurance cessions on net earnings, net of income taxes for the StarStone U.S. business was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands of U.S. dollars)
StarStone U.S. Group net earnings (loss) before Intra-Group Cessions	$6,192	$15,146	$24,386	$(24,510)
Intra-Group Cessions	(2,161)	(7,230)	(23,576)	36,551
StarStone U.S. net earnings, net of income taxes	$4,031	$7,916	$810	$12,041

Noncontrolling Interest:
Three and Nine Months Ended September 30: As of September 30, 2020 and December 31, 2019, the Trident V Funds and Dowling Funds had a combined 41.0% noncontrolling interest in the StarStone Group. The net earnings (loss) attributable to them is based on their proportionate share of earnings (loss).

Other
Our other activities, which do not qualify as a reportable segment, include our corporate expenses, debt servicing costs, preferred share dividends, holding company income and expenses, foreign exchange and other miscellaneous items. On May 31, 2019, we completed the transfer of our remaining life assurance policies written by our wholly-owned subsidiary Alpha Insurance SA to a subsidiary of Monument Re.
The following is a discussion and analysis of our results of operations for our other activities, which are summarized below:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands of U.S. dollars)
Net premiums earned	$5,706	$4,303	$1,403	$15,174	$16,872	$(1,698)
Net incurred losses and LAE	(5,043)	(3,647)	(1,396)	(12,718)	(13,068)	350
Acquisition costs	(128)	(177)	49	(331)	(554)	223
Underwriting income	535	479	56	2,125	3,250	(1,125)
Net investment losses	(2,864)	(2,147)	(717)	(8,145)	(6,278)	(1,867)
Net realized and unrealized gains	—	270	(270)	—	5,849	(5,849)
Other income (expense)	210	1,000	(790)	(647)	(319)	(328)
Corporate expenses	(10,320)	(12,824)	2,504	(35,166)	(36,051)	885
Interest Income	2,212	3,014	(802)	7,960	7,152	808
Net foreign exchange gains (losses)	(7)	24	(31)	2,634	(2)	2,636
LOSS BEFORE INCOME TAXES	(10,234)	(10,184)	(50)	(31,239)	(26,399)	(4,840)
Income tax expense	(1,391)	—	(1,391)	(1,391)	(85)	(1,306)
NET LOSS ATTRIBUTABLE TO ENSTAR	(11,625)	(10,184)	(1,441)	(32,630)	(26,484)	(6,146)
Dividends on preferred shares	(8,925)	(8,925)	—	(26,775)	(26,989)	214
NET LOSS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(20,550)	$(19,109)	$(1,441)	$(59,405)	$(53,473)	$(5,932)
Overall Results:
Net losses were $20.6 million for the three months ended September 30, 2020, compared to net losses of $19.1 million for the three months ended September 30, 2019, an increase in net losses of $1.4 million. Net losses were $59.4 million for the nine months ended September 30, 2020, compared to net losses of $53.5 million for the nine months ended September 30, 2019, an increase in net losses of $5.9 million, which was primarily driven by a lower investment return in the current period and partially offset by net foreign exchange gains in the current period. Investment results are separately discussed below in "Investable Assets."

Corporate expenses were $10.3 million and $12.8 million for the three months ended September 30, 2020 and 2019, respectively, a decrease of $2.5 million. Corporate expenses were $35.2 million and $36.1 million for the nine months ended September 30, 2020 and 2019, respectively. The decreases for the three and nine months ended September 30, 2020 primarily related to lower fixed compensation in the current periods.

The dividends on preferred shares were $8.9 million for the three months ended September 30, 2020 and 2019, and $26.8 million and $27.0 million for the nine months ended September 30, 2020 and 2019, respectively.

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
Investable assets were $16.0 billion as of September 30, 2020 as compared to $14.1 billion as of December 31, 2019, an increase of 13.5%. The increase was primarily due to assets acquired in relation to the Hannover Re, Munich Re, Lyft, Aspen and AXA Group transactions and unrealized gains on investments.
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

	September 30, 2020
	Non-life Run-off	StarStone	Other	Total
	(in thousands of U.S. dollars)
Short-term investments, trading, at fair value	$7,133	$—	$—	$7,133
Short-term investments, AFS, at fair value	276,005	2,170	—	278,175
Fixed maturities, trading, at fair value	4,494,177	505,465	—	4,999,642
Fixed maturities, AFS, at fair value	2,661,649	221,823	—	2,883,472
Funds held - directly managed	1,066,639	—	—	1,066,639
Equities, at fair value	581,136	72,023	—	653,159
Other investments, at fair value	3,610,498	94,372	—	3,704,870
Equity method investments	516,795	—	—	516,795
Total investments	13,214,032	895,853	—	14,109,885
Cash and cash equivalents (including restricted cash)	941,051	234,966	21,305	1,197,322
Funds held by reinsured companies	560,772	88,888	7,830	657,490
Total investable assets	$14,715,855	$1,219,707	$29,135	$15,964,697

Duration (in years) (1)	5.27	2.17	—	4.97
Average credit rating (2)	A+	AA-	AAA	A+
(1) The duration calculation includes cash and cash equivalents, short-term investments, fixed maturities and the fixed maturities within our funds held - directly managed portfolios at September 30, 2020 and December 31, 2019.
(2) The average credit ratings calculation includes cash and cash equivalents, short-term investments, fixed maturities and the fixed maturities within our funds held - directly managed portfolios at September 30, 2020 and December 31, 2019.

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
(1) The duration calculation includes cash and cash equivalents, short-term investments, fixed maturities and the fixed maturities within our funds held - directly managed portfolios at September 30, 2020 and December 31, 2019.
(2) The average credit ratings calculation includes cash and cash equivalents, short-term investments, fixed maturities and the fixed maturities within our funds held - directly managed portfolios at September 30, 2020 and December 31, 2019.

As of both September 30, 2020 and December 31, 2019, our investment portfolio, including funds held - directly managed, had an average credit quality rating of A+. As of September 30, 2020 and December 31, 2019, our fixed maturity investments (classified as trading and AFS and our fixed maturity investments included within funds held - directly managed) that were non-investment grade (i.e. rated lower than BBB- and non-rated securities) comprised 3.5% and 4.5% of our total fixed maturity investment portfolio, respectively. A detailed schedule of average credit ratings by asset class as of September 30, 2020 is included in Note 5 - "Investments" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Schedules of maturities by asset class are included in Note 5 - "Investments" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

Composition of Investment Portfolio By Asset Class
The following tables summarize the composition of our investment portfolio by asset class:

	September 30, 2020
	AAA Rated	AA Rated	A Rated	BBB Rated	Non-investment Grade	Not Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Short-term and fixed maturity investments, trading and AFS and funds held - directly managed
U.S. government & agency	$789,630	$—	$—	$—	$—	$—	$789,630	5.6%
U.K. government	—	102,624	8,739	—	—	3,414	114,777	0.8%
Other government	242,097	150,005	43,003	45,884	9,458	—	490,447	3.5%
Corporate	206,345	583,595	2,704,861	1,912,857	267,765	4,486	5,679,909	40.2%
Municipal	7,137	83,519	51,538	19,645	—	—	161,839	1.1%
Residential mortgage-backed	517,915	—	2,154	1,612	5,251	2,307	529,239	3.7%
Commercial mortgage-backed	576,643	111,720	77,391	64,898	5,308	7,159	843,119	6.0%
Asset-backed	249,237	99,942	145,494	96,960	21,780	250	613,663	4.3%
Total	2,589,004	1,131,405	3,033,180	2,141,856	309,562	17,616	9,222,623	65.2%

Other assets included within funds held - directly managed							12,438	0.1%

Equities
Publicly traded equities							303,932	2.2%
Exchange-traded funds							78,182	0.6%
Privately held equities							271,045	1.9%
Total							653,159	4.7%

Other investments
Hedge funds							2,087,091	14.8%
Fixed income funds							684,031	4.8%
Equity funds							290,129	2.1%
Private equity funds							320,455	2.3%
CLO equities							84,532	0.6%
CLO equity funds							140,458	1.0%
Private credit funds							90,476	0.6%
Other							7,698	0.1%
Total							3,704,870	26.3%

Equity method investments							516,795	3.7%

Total investments	$2,589,004	$1,131,405	$3,033,180	$2,141,856	$309,562	$17,616	$14,109,885	100.0%

	December 31, 2019
	AAA Rated	AA Rated	A Rated	BBB Rated	Non-investment Grade	Not Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and AFS and funds held - directly managed
U.S. government & agency	$696,077	$—	$—	$—	$—	$—	$696,077	5.5%
U.K. government	—	161,772	—	—	—	—	161,772	1.3%
Other government	316,150	154,072	63,270	144,557	24,807	—	702,856	5.6%
Corporate	140,889	600,081	2,759,671	1,634,572	311,167	1,890	5,448,270	43.2%
Municipal	10,088	56,389	50,938	23,272	—	—	140,687	1.1%
Residential mortgage-backed	310,595	47,474	2,295	1,882	34,055	4,613	400,914	3.2%
Commercial mortgage-backed	567,453	80,517	87,081	63,565	5,556	9,574	813,746	6.4%
Asset-backed	304,542	79,930	159,087	110,201	15,694	781	670,235	5.3%
Total	2,345,794	1,180,235	3,122,342	1,978,049	391,279	16,858	9,034,557	71.6%

Other assets included within funds held - directly managed							14,207	0.1%

Equities
Publicly traded equities							327,875	2.6%
Exchange-traded funds							133,047	1.1%
Privately held equities							265,799	2.1%
Total							726,721	5.8%

Other investments
Hedge funds							1,121,904	8.9%
Fixed income funds							481,039	3.8%
Equity funds							410,149	3.3%
Private equity funds							323,496	2.5%
CLO equities							87,555	0.7%
CLO equity funds							87,509	0.7%
Private credit funds							—	—%
Other							6,379	—%
Total							2,518,031	19.9%

Equity method investments							326,277	2.6%

Total investments	$2,345,794	$1,180,235	$3,122,342	$1,978,049	$391,279	$16,858	$12,619,793	100.0%

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

The amortized cost, unrealized gains and losses, allowance for credit losses and fair values of our short-term and fixed maturity investments as of September 30, 2020 were as follows:

			Gross Unrealized Losses
As of September 30, 2020	Amortized Cost	Gross Unrealized Gains	Non-Credit Related Losses	Allowance for Credit Losses(1)	Fair Value
U.S. government and agency	$769,544	$20,612	$(526)	$—	$789,630
U.K. government	111,169	3,882	(274)	—	114,777
Other government	466,575	24,927	(1,055)	—	490,447
Corporate	5,339,160	357,069	(15,536)	(784)	5,679,909
Municipal	146,087	16,023	(271)	—	161,839
Residential mortgage-backed	521,383	9,223	(1,365)	(2)	529,239
Commercial mortgage-backed	821,995	36,811	(15,606)	(81)	843,119
Asset-backed	631,133	2,962	(20,387)	(45)	613,663
	$8,807,046	$471,509	$(55,020)	$(912)	$9,222,623
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

We have historically accounted for our fixed income securities as "trading," where unrealized amounts are reflected in earnings. However, from October 1, 2019, we have elected to use AFS accounting and, as trading fixed income securities mature, the proceeds are reinvested into AFS securities for the Non-life Run-off and StarStone segments. The difference is that unrealized changes on investments classified as trading are recorded through earnings, whereas unrealized changes on investments classified as AFS are recorded directly to shareholders' equity. We may experience unrealized losses on our fixed maturity investments, depending on investment conditions and general economic conditions. Unrealized amounts would only become realized in the event of a sale of the specific securities prior to maturity or a credit default. For further information on the sensitivity of our portfolio to changes in interest rates, refer to the Interest Rate Risk section within "Item 3. Quantitative and Qualitative Disclosures About Market Risk", included within this Quarterly Report on Form 10-Q.

The following table summarizes the composition of our top ten corporate issuers included within our short-term and fixed maturity investments, classified as trading and AFS and the fixed maturity investments included within our funds held - directly managed balance as of September 30, 2020:

	Fair Value	Average Credit Rating
	(in thousands of U.S. dollars)
Bank of America Corp	$107,601	A
Citigroup Inc	103,749	A-
Morgan Stanley	100,296	A-
JPMorgan Chase & Co	93,385	A
Wells Fargo & Co	86,810	A
Comcast Corp	85,102	A-
Apple Inc	79,948	AA+
AT&T Inc	59,322	BBB
HSBC Holdings PLC	54,328	A-
Walmart Inc	50,813	AA
	$821,354

Investment Results - Consolidated
In addition to the impact of the COVID-19 pandemic in 2020, the comparability of our investment results across different periods was impacted by the acquisitions and reinsurance transactions we completed during 2020 with Hannover Re, Munich Re, AXA Group, Aspen and Lyft and in 2019 with Morse TEC, Zurich, Maiden Re, Amerisure and AmTrust. Refer to Note 3 - "Significant New Business" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for further details on the 2020 transactions and "Item 1. Business - Recent Acquisitions and Significant New Business" in our Annual Report on Form 10-K for the year ended December 31, 2019 for further details on the 2019 transactions.

The following tables summarize our investment results by major investment category and by segment as well as our other activities. Additional information is included in Note 5 - "Investments" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

	Three Months Ended September 30, 2020
	Non-Life Run-off	Atrium	StarStone	Other	Total
Net investment income:
Fixed income securities (1)	$56,646	$1,151	$5,675	$—	$63,472
Cash and restricted cash	88	535	53	2	678
Other investments, including equities	12,028	102	1,507	(2,866)	10,771
Less: Investment expenses	(1,844)	(10)	(937)	—	(2,791)
Total net investment income (expense)	$66,918	$1,778	$6,298	$(2,864)	$72,130

Net realized gains (losses):
Fixed income securities (1)	$42,761	$31	$2,364	$—	$45,156
Other investments, including equities	8,287	4	41	—	8,332
Total net realized gains	$51,048	$35	$2,405	$—	$53,488

Net unrealized gains:
Fixed income securities, trading (1)	$18,900	$242	$2,996	$—	$22,138
Other investments, including equities	416,723	1,256	6,400	—	424,379
Total net unrealized gains	$435,623	$1,498	$9,396	$—	$446,517

Total investment return included in earnings (A)	$553,589	$3,311	$18,099	$(2,864)	$572,135

Other comprehensive income:
Unrealized gains (losses), on fixed income securities, AFS, net of reclassification adjustments excluding foreign exchange (B) (1)	$127	$(35)	$499	$—	$591

Total investment return = (A) + (B)	$553,716	$3,276	$18,598	$(2,864)	$572,726

Annualized income from fixed income assets (2)	$226,936	$6,744	$22,912	$8	$256,600
Average aggregate fixed income assets, at cost (2)(3)	9,655,624	261,074	1,046,616	21,478	10,984,792
Annualized investment book yield	2.35%	2.58%	2.19%	0.04%	2.34%

Average aggregate invested assets, at fair value (3)	$13,988,360	$303,793	$1,215,379	$21,478	$15,529,010
Investment return included in net earnings	3.96%	1.09%	1.49%	(13.33)%	3.68%
Total investment return	3.96%	1.08%	1.53%	(13.33)%	3.69%
(1) Fixed income securities Includes both trading and AFS short-term and fixed maturity investments as well as funds held - directly managed whereas, fixed income securities, trading excludes AFS investments and fixed income, AFS excludes trading investments.
(2) Fixed income assets includes fixed income securities and cash and restricted cash.
(3) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.

	Three Months Ended September 30, 2019
	Non-Life Run-off	Atrium	StarStone	Other	Total
Net investment income:
Fixed income securities (1)	$63,565	$956	$2,918	$(394)	$67,045
Cash and restricted cash	5,484	696	3,476	382	10,038
Other investments, including equities	7,113	154	1,960	(2,169)	7,058
Less: Investment expenses	(2,410)	(70)	(193)	34	(2,639)
Total net investment income (expense)	$73,752	$1,736	$8,161	$(2,147)	$81,502

Net realized gains (losses):
Fixed income securities (1)	$26,143	$(42)	$1,168	$1	$27,270
Other investments, including equities	(3,960)	37	42	—	(3,881)
Total net realized gains (losses)	$22,183	$(5)	$1,210	$1	$23,389

Net unrealized gains (losses):
Fixed income securities, trading (1)	$103,948	$606	$3,181	$—	$107,735
Other investments, including equities	12,043	(19)	1,643	269	13,936
Total net unrealized gains	$115,991	$587	$4,824	$269	$121,671

Total investment return included in earnings (A)	$211,926	$2,318	$14,195	$(1,877)	$226,562

Other comprehensive income:
Unrealized gains (losses), on fixed income securities, AFS, net of reclassification adjustments excluding foreign exchange (B) (1)	$21	$18	$(26)	$—	$13

Total investment return = (A) + (B)	$211,947	$2,336	$14,169	$(1,877)	$226,575

Annualized income from fixed income assets (2)	$276,196	$6,608	$25,576	$(48)	$308,332
Average aggregate fixed income assets, at cost (2)(3)	8,632,415	251,305	1,210,051	15,279	10,109,050
Annualized investment book yield	3.20%	2.63%	2.11%	(0.31)%	3.05%

Average aggregate invested assets, at fair value (3)	$11,662,416	$264,029	$1,419,869	$18,293	$13,364,607
Investment return included in net earnings	1.82%	0.88%	1.00%	(10.26)%	1.70%
Total investment return	1.82%	0.88%	1.00%	(10.26)%	1.70%
(1) Fixed income securities Includes both trading and AFS short-term and fixed maturity investments as well as funds held - directly managed whereas, fixed income securities, trading excludes AFS investments and fixed income, AFS excludes trading investments.
(2) Fixed income assets includes fixed income securities and cash and restricted cash.
(3) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
Net Investment Income:
Net investment income decreased by $9.4 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to a $3.6 million and $9.4 million decrease in net investment income from fixed maturities and cash and cash equivalents, respectively. There was an increase of $875.7 million in our average aggregate fixed maturities and cash and cash equivalents. The increase in our average aggregate fixed maturities and cash and cash equivalents was primarily due to the Lyft, Aspen, AXA Group, Munich Re and Hannover Re transactions in 2020, and the Morse TEC, Zurich, Maiden Re and Amerisure transactions in 2019. Our annualized book yield decreased 71 basis points for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to lower rates.

Net Realized and Unrealized Gains (Losses):
Net realized and unrealized gains were $500.0 million for the three months ended September 30, 2020 compared to $145.1 million for the three months ended September 30, 2019, an increase of $354.9 million. Included in net realized and unrealized gains (losses) are the following items:
•Net realized and unrealized gains on fixed income securities, including fixed income securities within our funds held portfolios, of $67.3 million for the three months ended September 30, 2020, compared to gains of $135.0 million for the three months ended September 30, 2019, a decrease of $67.7 million. Gains in the current period were primarily attributable to an increase in the valuation of our fixed maturity investments due to tighter credit spreads. Gains in the comparative period were due to a significant decline in rates, partially offset by a moderate widening in spreads.
•Net realized and unrealized gains on other investments, including equities of $432.7 million for the three months ended September 30, 2020 compared to $10.1 million for the three months ended September 30, 2019, an increase of $422.7 million. The unrealized gains for the three months ended September 30, 2020 primarily comprised unrealized gains in our hedge funds, fixed income funds, equities, equity funds, private equity funds, CLO equities and CLO equity funds. The gains were principally driven by tightening credit spreads and more favorable movement in equity markets in the current period as risk assets continued to recover from the unrealized losses associated with COVID-19 pandemic during the first quarter of 2020. The unrealized gains for the three months ended September 30, 2019 primarily comprised unrealized gains in fixed income funds, principally driven by declining interest rates, equity and private equity funds, partially offset by unrealized losses on our hedge funds, equity funds and CLO equities.

The following tables summarize our investment results for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020
	Non-Life Run-off	Atrium	StarStone	Other	Total
Net investment income:
Fixed income securities (1)	$192,998	$3,792	$17,340	$—	$214,130
Cash and restricted cash	2,229	322	892	103	3,546
Other investments, including equities	36,455	420	5,253	(8,248)	33,880
Less: Investment expenses	(8,257)	(152)	(1,860)	—	(10,269)
Total net investment income (expense)	$223,425	$4,382	$21,625	$(8,145)	$241,287

Net realized gains (losses):
Fixed income securities (1)	$102,588	$(338)	$3,433	$—	$105,683
Other investments, including equities	7,579	135	1,497	—	9,211
Total net realized gains (losses)	$110,167	$(203)	$4,930	$—	$114,894

Net unrealized gains (losses):
Fixed income securities, trading (1)	$105,787	$3,658	$(8,031)	$—	$101,414
Other investments, including equities	622,529	(63)	(222)	—	622,244
Total net unrealized gains (losses)	$728,316	$3,595	$(8,253)	$—	$723,658

Total investment return included in earnings (A)	$1,061,908	$7,774	$18,302	$(8,145)	$1,079,839

Other comprehensive income:
Unrealized gains (losses), on fixed income securities, AFS, net of reclassification adjustments excluding foreign exchange (B) (1)	$41,683	$9	$2,037	$—	$43,729

Total investment return = (A) + (B)	$1,103,591	$7,783	$20,339	$(8,145)	$1,123,568

Annualized income from fixed income assets (2)	$260,303	$5,485	$24,309	$137	$290,235
Average aggregate fixed income assets, at cost (2)(3)	9,421,717	259,825	1,036,768	17,168	10,735,478
Annualized investment book yield	2.76%	2.11%	2.34%	0.80%	2.70%

Average aggregate invested assets, at fair value (3)	$13,055,657	$294,798	$1,223,575	$17,168	$14,591,198
Investment return included in net earnings	8.13%	2.64%	1.50%	(47.44)%	7.40%
Total investment return	8.45%	2.64%	1.66%	(47.44)%	7.70%
(1) Fixed income securities Includes both trading and AFS short-term and fixed maturity investments as well as funds held - directly managed whereas, fixed income securities, trading excludes AFS investments and fixed income, AFS excludes trading investments.
(2) Fixed income assets includes fixed income securities and cash and restricted cash.
(3) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.

	Nine Months Ended September 30, 2019
	Non-Life Run-off	Atrium	StarStone	Other	Total
Net investment income:
Fixed income securities (1)	$187,471	$4,146	$18,094	$567	$210,278
Cash and restricted cash	7,383	708	3,568	382	12,041
Other investments, including equities	19,542	891	5,401	(7,357)	18,477
Less: Investment expenses	(8,059)	(245)	(1,198)	130	(9,372)
Total net investment income (expense)	$206,337	$5,500	$25,865	$(6,278)	$231,424

Net realized gains (losses):
Fixed income securities (1)	$44,764	$41	$1,500	$4,151	$50,456
Other investments, including equities	(1,600)	140	247	—	(1,213)
Total net realized gains	$43,164	$181	$1,747	$4,151	$49,243

Net unrealized gains:
Fixed income securities, trading (1)	$477,098	$4,297	$26,904	$—	$508,299
Other investments, including equities	295,640	986	2,623	1,698	300,947
Total net unrealized gains	$772,738	$5,283	$29,527	$1,698	$809,246

Total investment return included in earnings (A)	$1,022,239	$10,964	$57,139	$(429)	$1,089,913

Other comprehensive income:
Unrealized gains (losses), on fixed income securities, AFS, net of reclassification adjustments excluding foreign exchange (B) (1)	$1,522	$307	$(26)	$(1,072)	$731

Total investment return = (A) + (B)	$1,023,761	$11,271	$57,113	$(1,501)	$1,090,644

Annualized income from fixed income assets (2)	$259,805	$6,472	$28,883	$1,265	$296,425
Average aggregate fixed income assets, at cost (2)(3)	8,621,207	255,591	1,180,412	87,240	10,144,450
Annualized investment book yield	3.01%	2.53%	2.45%	1.45%	2.92%

Average aggregate invested assets, at fair value (3)	$11,314,815	$266,108	$1,345,180	$97,396	$13,023,499
Investment return included in net earnings	9.03%	4.12%	4.25%	(0.44)%	8.37%
Total investment return	9.05%	4.24%	4.25%	(1.54)%	8.37%
(1) Fixed income securities Includes both trading and AFS short-term and fixed maturity investments as well as funds held - directly managed whereas, fixed income securities, trading excludes AFS investments and fixed income, AFS excludes trading investments.
(2) Fixed income assets includes fixed income securities and cash and restricted cash.
(3) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
Net Investment Income:
Net investment income increased by $9.9 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. There was an increase of $3.9 million in net investment income from fixed maturities and a $15.4 million increase in other investment income and equities, partly offset by a decrease of $8.5 million in net investment income from cash and cash equivalents. There was an increase of $591.0 million in our average aggregate fixed maturities and cash and cash equivalents. The increase in our average aggregate fixed maturities and cash and cash equivalents was primarily due to the Hannover Re, Munich Re, Lyft, Aspen and AXA Group transactions in 2020 and the AmTrust RITC, Amerisure, Zurich and Maiden Re transactions in 2019. The book yield decreased by 22 basis points, primarily due to lower rates.

Net Realized and Unrealized Gains (Losses):
Net realized and unrealized gains were $838.6 million for the nine months ended September 30, 2020 compared to net realized and unrealized gains of $858.5 million for the nine months ended September 30, 2019, a decrease of $19.9 million. Included in net realized and unrealized gains (losses) are the following items:
•Net realized and unrealized gains on fixed income securities, including fixed income securities within our funds held portfolios, of $207.1 million for the nine months ended September 30, 2020, compared to net realized and unrealized gains of $558.8 million for the nine months ended September 30, 2019, a decrease of $351.7 million. The gains in the current period were primarily driven by a decline in interest rates, partially offset by a widening of credit spreads. The gains in 2019 were due to a combination of lower interest rates and tightening credit spreads;
•Net realized and unrealized gains on other investments, including equities of $631.5 million for the nine months ended September 30, 2020 compared to $299.7 million for the nine months ended September 30, 2019, an increase of $331.7 million. The unrealized gains for the nine months ended September 30, 2020 primarily comprised unrealized gains in our hedge funds, private equity funds, fixed income funds and private debt funds principally driven by declining interest rates and improving equity valuations, partially offset by unrealized losses in our equity, equity funds and CLO equities, due to recent disruption in global financial markets associated with the COVID-19 pandemic. The unrealized gains for the nine months ended September 30, 2019 primarily comprised of unrealized gains in in our hedge funds, equities, equity funds, fixed income funds, and private equity funds, principally driven by declining interest rates, tightening credit spreads, and a favorable movement in equity markets in 2019.

Liquidity and Capital Resources

Overview
We aim to generate cash flows from our insurance operations and investments, preserve sufficient capital for future acquisitions, and develop relationships with lenders who provide borrowing capacity at competitive rates.
Our capital resources as of September 30, 2020 included ordinary shareholders' equity of $5.3 billion, preferred equity of $510.0 million, redeemable noncontrolling interest of $376.7 million classified as temporary equity, and debt obligations of $1.4 billion. Based on our current loss reserves position, our portfolios of in-force insurance and reinsurance business, and our investment positions, we believe we are well capitalized.
The following table details our capital position:

	September 30, 2020	December 31, 2019	Change
	(in thousands of U.S. dollars)
Ordinary shareholders' equity	$5,310,885	$4,332,183	$978,702
Series D and E Preferred Shares	510,000	510,000	—
Total Enstar Shareholders' Equity (A)	5,820,885	4,842,183	978,702
Noncontrolling interest	14,468	14,168	300
Total Shareholders' Equity (B)	5,835,353	4,856,351	979,002

Senior Notes	843,095	842,216	879
Junior Subordinated Notes	344,813	—	344,813
Revolving credit facility	260,000	—	260,000
Term loan facility	—	348,991	(348,991)
Total debt (C)	1,447,908	1,191,207	256,701

Redeemable noncontrolling interest (D)	376,731	438,791	(62,060)

Total capitalization = (B) + (C) + (D)	$7,659,992	$6,486,349	$1,173,643

Total capitalization attributable to Enstar = (A) + (C)	$7,268,793	$6,033,390	$1,235,403

Debt to total capitalization	18.9%	18.4%	0.5%
Debt and Series D and E Preferred Shares to total capitalization	25.6%	26.2%	(0.6)%

Debt to total capitalization attributable to Enstar	19.9%	19.7%	0.2%
Debt and Series D and E Preferred Shares to total capitalization available to Enstar	26.9%	28.2%	(1.3)%
As of September 30, 2020, we had $640.6 million of cash and cash equivalents, excluding restricted cash that supports insurance operations, and included in this amount was $349.2 million held by foreign subsidiaries outside of Bermuda. Based on our group's current corporate structure with a Bermuda domiciled parent company and the jurisdictions in which we operate, if the cash and cash equivalents held by our foreign subsidiaries were to be distributed to us, as dividends or otherwise, such amounts would not be subject to incremental income taxes, however in certain circumstances withholding taxes may be imposed by some jurisdictions, including the United States. Based on existing tax laws, regulations and our current intentions, there was no accrual as of September 30, 2020 for any material withholding taxes on dividends or other distributions, as described in Note 19 - "Income Taxation" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

Dividends
Historically, Enstar has not declared a dividend on its ordinary shares. The strategy has been to retain earnings and invest distributions from operating subsidiaries into our business. We may reevaluate this strategy from time to time based on overall market conditions and other factors.

On June 28, 2018, we issued 16,000 Series D Preferred Shares with an aggregate liquidation value of $400.0 million. On November 21, 2018, we issued 4,400 Series E Preferred Shares with an aggregate liquidation value of $110.0 million. The dividends on the Series D and E Preferred Shares are non-cumulative and may be paid quarterly in arrears on the first day of March, June, September and December of each year, only when and if declared.
The following table details the dividends that have been declared and paid on our Series D and E Preferred Shares from January 1, 2020 to November 6, 2020:

				Dividend per:
Preferred Share Series	Date Declared	Record Date	Date Paid or Payable	Preferred Share	Depositary Share	Total dividends paid in the nine months ended September 30, 2020
				(in U.S. dollars)		(in thousands of U.S. dollars)
Series D	February 4, 2020	February 15, 2020	March 2, 2020	$437.50	$0.43750	$7,000
Series E	February 4, 2020	February 15, 2020	March 2, 2020	$437.50	$0.43750	1,925
Series D	May 5, 2020	May 15, 2020	June 1, 2020	$437.50	$0.43750	7,000
Series E	May 5, 2020	May 15, 2020	June 1, 2020	$437.50	$0.43750	1,925
Series D	August 5, 2020	August 15, 2020	September 1, 2020	$437.50	$0.43750	7,000
Series E	August 5, 2020	August 15, 2020	September 1, 2020	$437.50	$0.43750	1,925
Series D	November 5, 2020	November 15, 2020	December 1, 2020	$437.50	$0.43750	—
Series E	November 5, 2020	November 15, 2020	December 1, 2020	$437.50	$0.43750	—
						$26,775

Any payment of common or preferred dividends must be approved by our Board of Directors. Our ability to pay common and preferred dividends is subject to certain restrictions, as described in Note 22 - "Dividend Restrictions and Statutory Financial Information" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

Sources and Uses of Cash

Holding Company Liquidity
The potential sources of cash flows to Enstar as a holding company consist of cash flows from our subsidiaries including dividends, advances and loans, and interest income on loans to our subsidiaries. We also borrow under our credit and loan facilities, and we have issued senior notes and preferred shares, and guaranteed junior subordinated notes issued by one of our subsidiaries.
We use cash to fund new acquisitions of companies and significant new business. We also utilize cash for our operating expenses associated with being a public company and to pay dividends on our preference shares and interest and principal on loans from subsidiaries and debt obligations, including loans under our credit facilities, our 4.50% senior notes due 2022 (the “2022 Senior Notes”), our 4.95% senior notes due 2029 (the "2029 Senior Notes” and, together with the 2022 Senior Notes, the "Senior Notes") and our 5.75% Junior Subordinated Notes due 2040 (the “Junior Subordinated Notes”). The Senior Notes and the Junior Subordinated Notes qualify as Tier 3 and Tier 2 capital, respectively, under the eligible capital rules of the Bermuda Monetary Authority.

We may, from time to time, raise capital from the issuance of equity, debt or other securities as we continuously evaluate our strategic opportunities. We filed an automatic shelf registration statement on August 17, 2020 with the U.S. Securities and Exchange Commission ("SEC") to allow us to conduct future offerings of certain securities, if desired, including debt, equity and other securities.
As we are a holding company and have no substantial operations of our own, our assets consist primarily of investments in subsidiaries and our loans and advances to subsidiaries. Dividends from our insurance subsidiaries are restricted by insurance regulation, as described below.

U.S. Finance Company Liquidity
Enstar Finance LLC ("Enstar Finance") is a wholly-owned finance subsidiary and is dependent upon funds from other subsidiaries to pay any amounts due under the Junior Subordinated Notes. In addition, we are a holding company that conducts substantially all of our operations through our subsidiaries. Our only significant assets are the capital stock of our subsidiaries. Because substantially all of our operations are conducted through our insurance subsidiaries, substantially all of our consolidated assets are held by our subsidiaries and most of our cash flow, and, consequently, our ability to pay any amounts due on the guaranty of the Junior Subordinated Notes, is dependent upon the earnings of our subsidiaries and the transfer of funds by those subsidiaries to us in the form of distributions or loans.
In addition, the ability of our insurance and reinsurance subsidiaries to make distributions or other transfers to Enstar Finance or us is limited by applicable insurance laws and regulations. These laws and regulations and the determinations by the regulators implementing them may significantly restrict such distributions and transfers, and, as a result, adversely affect the overall liquidity of Enstar Finance or us. The ability of all of our subsidiaries to make distributions and transfers to Enstar Finance and us may also be restricted by, among other things, other applicable laws and regulations and the terms of our bank loans and our subsidiaries’ bank loans and other issued debt instruments.

Operating Company Liquidity
The ability of our insurance and reinsurance subsidiaries to pay dividends and make other distributions is limited by the applicable laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries operate, including Bermuda, the United Kingdom, the United States, Australia and Continental Europe, which subject these subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, certain of our insurance and reinsurance subsidiaries to maintain minimum capital requirements and limit the amount of dividends and other payments that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments. For more information on these laws and regulations, see "Item 1. Business - Regulation" in our Annual Report on Form 10-K for the year ended December 31, 2019. As of September 30, 2020, all of our insurance and reinsurance subsidiaries’ capital resources levels were in excess of the minimum levels required. The ability of our subsidiaries to pay dividends is subject to certain restrictions, as described in Note 22 - "Dividend Restrictions and Statutory Financial Information" to our consolidated financial statements included within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019. Our subsidiaries' ability to pay dividends and make other forms of distributions may also be limited by our repayment obligations under certain of our outstanding loan facility agreements. Variability in ultimate loss payments and valuations of investments held in collateral accounts may also result in increased liquidity requirements for our subsidiaries.
In the Non-life Run-off segment, sources of funds primarily consist of cash and investment portfolios acquired on the completion of acquisitions and loss portfolio transfer reinsurance agreements. Cash balances acquired upon our purchase of insurance or reinsurance companies are classified as cash provided by investing activities. Cash acquired from loss portfolio transfer reinsurance agreements is classified as cash provided by operating activities. We expect to use funds acquired from cash and investment portfolios, collected premiums, collections from reinsurance debtors, fees and commission income, investment income and proceeds from sales and redemptions of investments to meet expected claims payments and operational expenses, with the remainder used for acquisitions and additional investments. In the Non-life Run-off segment, we generally expect negative operating cash flows to be met by positive investing cash flows; however, cash provided by operating activities was positive for the nine months ended September 30, 2020 and 2019 as the proceeds from sales and maturities of trading securities exceeded cash used in the purchase of trading securities, with the net proceeds being used in the purchase of available-for-sale securities included within investing cash flows.

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

Cash Flows
The following table summarizes our consolidated cash flows provided by (used in) operating, investing and financing activities:

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands of U.S. dollars)
Cash provided by (used in):
Operating activities	$2,104,030	$429,568	$1,674,462
Investing activities	(2,011,034)	(573,708)	(1,437,326)
Financing activities	202,623	309,642	(107,019)
Discontinued operations cash flows:
Net cash flows provided by operating activities	114,024	210,666	(96,642)
Net cash flows used in investing activities	(134,759)	(5,332)	(129,427)
Net cash flows from discontinued operations	(20,735)	205,334	(226,069)
Effect of exchange rate changes on cash	1,727	(12,507)	14,234
Net increase in cash and cash equivalents	276,611	358,329	(81,718)
Cash and cash equivalents, beginning of period	971,349	901,996	69,353
Net change in cash of businesses held-for-sale	(50,638)	(205,333)	154,695
Cash and cash equivalents, end of period	$1,197,322	$1,054,992	$142,330

Details of our consolidated cash flows are included in "Item 1. Financial Statements - Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019."
Nine Months Ended September 30: Cash and cash equivalents increased by $276.6 million during the nine months ended September 30, 2020 compared to $358.3 million during the nine months ended September 30, 2019.
For the nine months ended September 30, 2020, cash and cash equivalents increased by $276.6 million, as cash provided by operating and financing activities of $2.1 billion and $202.6 million, respectively, was partially offset by cash used in investing activities of $2.0 billion. Cash provided by operations was largely the result of the proceeds from net sales and maturities of trading securities and cash and restricted cash acquired in Non-life Run-off reinsurance transactions partly offset by the timing of paid losses. Cash provided by financing activities for the nine months ended September 30, 2020 was primarily attributable to the net debt obligations drawdown of $254.8 million which is discussed in the "Debt Obligations" section below and which was used to fund significant new business. During the nine months ended September 30, 2020, we repurchased 174,464 shares for $25.4 million, and paid $26.8 million of dividends on preferred shares, which are cash outflows within cash provided by financing activities. Cash used in investing activities for the nine months ended September 30, 2020 primarily related to net purchases of AFS securities of $1.5 billion and net subscriptions of other investments of $530.3 million. Change in cash of business held-for-sale is due to the classification of the assets and liabilities of Northshore as held-for-sale as of September 30, 2020.

For the nine months ended September 30, 2019, cash and cash equivalents increased by $358.3 million, as cash provided by operating and financing activities of $429.6 million and $309.6 million, respectively, was partially offset by cash used in investing activities of $573.7 million. Cash provided by operations was largely a result of paid losses and net sales and maturities of trading securities. Cash provided by financing activities for the nine months ended September 30, 2019 was primarily attributable to an increase in debt obligations of $348.2 million due to the issuance of the 2029 Senior Notes, partially offset by a $150.0 million repayment of the 2018 EGL Term Loan Facility. Cash used in investing activities for the nine months ended September 30, 2019 was primarily related to net subscriptions of other investments of $271.0 million and net purchases of AFS securities of $263.1 million.

Investable Assets
We define investable assets as the sum of total investments, cash and cash equivalents, restricted cash and cash equivalents and funds held. Investable assets were $16.0 billion as of September 30, 2020 as compared to $14.1 billion as of December 31, 2019, an increase of 13.5%. The increase was primarily due to assets acquired in relation to the Hannover Re, Munich Re, Lyft, Aspen and AXA Group transactions and unrealized gains on investments. For information regarding our investments strategy, portfolio and results, refer to "Investable Assets" above.

Reinsurance Balances Recoverable
As of September 30, 2020 and December 31, 2019, we had reinsurance balances recoverable on paid and unpaid losses of $1.9 billion and $2.2 billion, respectively.
Our insurance and reinsurance run-off subsidiaries and portfolios, prior to acquisition, used retrocessional agreements to reduce their exposure to the risk of insurance and reinsurance assumed. On an annual basis, StarStone purchases a tailored outwards reinsurance program designed to manage their risk profiles. The majority of StarStone's third-party reinsurance cover is with highly rated reinsurers or is collateralized by letters of credit.
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

Debt Obligations
We utilize debt financing and credit facilities primarily for funding acquisitions and significant new business, investment activities and, from time to time, for general corporate purposes. Our debt obligations were as follows:

Facility	Origination Date	Term	September 30, 2020	December 31, 2019
4.50% Senior Notes due 2022	March 10, 2017	5 years	$349,155	$348,616
4.95% Senior Notes due 2029	May 28, 2019	10 years	493,940	493,600
Total Senior Notes			843,095	842,216
5.75% Junior Subordinated Notes due 2040	August 26, 2020	20 years	344,813	—
EGL Revolving Credit Facility	August 16, 2018	5 years	260,000	—
2018 EGL Term Loan Facility	December 27, 2018	3 years	—	348,991
Total debt obligations			$1,447,908	$1,191,207
During the nine months ended September 30, 2020, the EGL Revolving Credit Facility was utilized for funding (i) significant new business as described in Note 3 - "Significant New Business," (ii) investment opportunities and (iii) to provide additional liquidity in the first half of the year during the financial disruption associated with the COVID-19 pandemic. In addition, we issued the Junior Subordinated Notes and used the proceeds to repay the 2018 EGL Term Loan Facility.
Senior Notes

For information regarding our Senior Notes, refer to Note 14 - "Debt Obligations and Credit Facilities" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Junior Subordinated Notes
On August 26, 2020, our wholly-owned subsidiary, Enstar Finance issued the Junior Subordinated Notes for an aggregate principal amount of $350.0 million. The Junior Subordinated Notes are fully and unconditionally guaranteed by us on an unsecured and junior subordinated basis.
The Junior Subordinated Notes are exclusively the obligations of Enstar Finance and us, to the extent of the guarantee, and are not guaranteed by any of our other subsidiaries, which are separate and distinct legal entities and, except for Enstar Finance, have no obligation, contingent or otherwise, to pay holders any amounts due on the Junior Subordinated Notes or to make any funds available for payment on the Junior Subordinated Notes, whether by dividends, loans or other payments.
Generally, if an event of default occurs, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Junior Subordinated Notes may declare the principal and accrued and unpaid interest on all of the Junior Subordinated Notes to be due and payable immediately.
For further information regarding the Junior Subordinated Notes, refer to Note 14 - "Debt Obligations and Credit Facilities" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Credit Facilities
As of September 30, 2020, we were permitted to borrow up to an aggregate of $600.0 million under our revolving credit facility. As of September 30, 2020, there was $340.0 million of available unutilized capacity under the facility. We are in compliance with the covenants of the facility. Subsequent to September 30, 2020, we have neither borrowed nor repaid any additional amounts under the facility, as such the unutilized capacity remains at $340.0 million. We have the option to increase the commitments under the facility by up to an aggregate amount of $400.0 million from the existing lenders, or through the addition of new lenders subject to the terms of the agreement.
On December 27, 2018, we entered into and fully utilized a three-year $500.0 million unsecured term loan (the "2018 EGL Term Loan Facility"). During 2019, we repaid principal of $150.0 million, and during the three months ended September 30, 2020, we repaid the remaining $350.0 million of principal on the facility. As of September 30, 2020, there was no amount outstanding on the 2018 EGL Term Loan Facility.
For further information regarding our credit facilities, refer to Note 14 - "Debt Obligations and Credit Facilities" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

Letters of Credit
We utilize unsecured and secured letters of credit to support certain of our insurance and reinsurance performance obligations.
Funds at Lloyd's
We had an unsecured letter of credit agreement for Funds at Lloyd's (the "FAL Facility") as at September 30, 2020, to issue up to $375.0 million of letters of credit, with provision to increase the facility by an additional $25.0 million up to an aggregate amount of $400.0 million, subject to lenders approval. On November 5, 2020, we amended and restated the FAL Facility to reduce its capacity to $275.0 million (with provision to increase the facility by an additional $75.0 million) and extend its term by two years. The FAL Facility is available to satisfy our Funds at Lloyd's requirements and expires in 2025. As of September 30, 2020 and December 31, 2019, our combined Funds at Lloyd's were comprised of cash and investments of $547.0 million and $639.3 million, respectively, and unsecured letters of credit of $252.0 million as of both dates.
$120.0 million Letter of Credit Facility
We use this facility to support certain reinsurance collateral obligations of our subsidiaries. Pursuant to the facility agreement, we have the option to increase commitments under the facility by an additional $60.0 million. As of both September 30, 2020 and December 31, 2019, we had issued an aggregate amount of letters of credit under this facility of $120.0 million.
$800.0 million Syndicated Letter of Credit Facility

During 2019, we entered into an unsecured $760.0 million letter of credit facility agreement, most recently amended on June 3, 2020. On August 4, 2020, we exercised our option to increase the commitments available under the facility by an aggregate amount of $40.0 million, bringing the total size of the facility to $800.0 million. The facility is used to collateralize certain reinsurance obligations, including $456.8 million relating to the reinsurance transaction with Maiden Reinsurance Ltd. As of September 30, 2020 and December 31, 2019, we had issued an aggregate amount of letters of credit under this facility of $619.8 million and $608.0 million, respectively.
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

Contractual Obligations
The following table summarizes, as of September 30, 2020, our future payments under contractual obligations and estimated payments for losses and LAE and policy benefits by expected payment date and updates the table on page 89 of our Annual Report on Form 10-K for the year ended December 31, 2019. The table excludes short-term liabilities and includes only obligations that are expected to be settled in cash.

	Total	Less than or equal to 1 year	More than 1 year - less than or equal to 3 years	More than 3 years - less than or equal to 5 years	More than 5 years - less than or equal to 10 years	More than 10 years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and LAE (1)
Asbestos	$1,779.2	$153.8	$266.0	$219.6	$350.5	$789.3
Environmental	318.6	35.7	61.3	49.0	69.7	102.9
General Casualty	1,710.4	207.5	289.5	305.2	682.4	225.8
Workers' compensation/personal accident	2,014.2	164.1	265.9	326.4	457.8	800.0
Marine, aviation and transit	348.3	105.2	108.4	50.7	44.7	39.3
Construction defect	123.1	34.7	45.0	21.8	12.9	8.7
Professional indemnity/ Directors & Officers	979.8	200.5	257.4	154.1	237.9	129.9
Motor	1,009.3	366.6	303.6	112.6	88.8	137.7
Property	145.1	59.2	46.4	18.6	12.2	8.7
Other	393.9	107.5	85.6	53.2	63.1	84.5
Total Non-Life Run-off	8,821.9	1,434.8	1,729.1	1,311.2	2,020.0	2,326.8
StarStone International (Non-U.S.)	1,310.1	448.4	466.9	207.3	152.1	35.4
Other	26.3	6.4	8.5	3.4	8.0	—
ULAE	371.7	67.5	83.4	53.9	70.1	96.8
Estimated gross reserves for losses and LAE (1)	10,530.0	1,957.1	2,287.9	1,575.8	2,250.2	2,459.0
Held-for-sale liabilities: StarStone U.S. gross reserves for losses and LAE(2)	830.5	246.2	289.4	152.3	107.0	35.6
Held-for-sale liabilities : Atrium gross reserves for losses and LAE (3)	245.1	96.4	89.0	35.9	19.9	3.9
Operating lease obligations(4)	45.5	10.2	15.8	10.2	7.3	2.0
Atrium operating lease obligations (5)	1.0	0.6	0.4	—	—	—
Investing Activities
Investment commitments to other investments	792.2	418.8	182.0	111.8	79.6	—
Investment commitments to fixed maturities	15.0	15.0	—	—	—	—
Investment commitments to equity method investments	68.7	68.7	—	—	—	—
Financing Activities
Loan repayments (including estimated interest payments)	2,126.9	67.4	718.9	89.8	699.6	551.2
Total	$14,654.9	$2,880.4	$3,583.4	$1,975.8	$3,163.6	$3,051.7
(1)The reserves for losses and LAE represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above. The amounts in the above table represent our estimates of known liabilities as of September 30, 2020 and do not take into account corresponding reinsurance balance recoverable amounts that would be due to us. Furthermore, certain of the reserves included in the unaudited condensed consolidated financial statements as of September 30, 2020 were acquired by us and initially recorded at fair value with subsequent amortization, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.
(2) In connection with the sale of StarStone U.S. disclosed within Note 4 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations," these liabilities are classified as held-for-sale as of September 30, 2020. Our Non-life Run-off segment will be assuming these liabilities, together with the associated reinsurance asset, via a loss portfolio transfer reinsurance agreement which is expected to occur contemporaneously with the sale of StarStone U.S. in the second half of 2020, subject to regulatory and other closing conditions.
(3) In connection with the Atrium Exchange Transaction disclosed within Note 4 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations," these liabilities are classified as held-for-sale as of September 30, 2020.

(4) The variance of $0.4 million between our operating lease obligations disclosure of $45.5 million included within our contractual obligations table above and our undiscounted total lease payments of $45.1 million disclosed within Note 21 - "Commitments and Contingencies", is attributable to lease liabilities related to our short-term leases which are not included in our lease disclosures in Note 21 and offsetting lease liabilities on premises we have sub-leased to third-parties and which are excluded from the operating lease obligations disclosure on the table above.
(5) Pursuant to the Atrium Exchange Transaction discussed within Note 4 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations," the operating lease obligations related to Atrium are disclosed separately from the rest of the Company's lease obligations as of September 30, 2020.
In addition to the contractual obligations in the table on the previous page, we also have the right to purchase the RNCI related to Atrium and StarStone from the Trident V Funds and the Dowling Funds after a certain time in the future (a "call right") and the RNCI holders have the right to sell their RNCI to us after a certain time in the future (a "put right"). Pursuant to the Exchange Transaction described in Note 20 - "Related Party Transactions" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q, we have agreed to exchange a portion of our indirect interest in the holding company for Atrium for all of the Trident V Funds' indirect interest in StarStone U.S. Following the closing of the Exchange Transaction, we will maintain a call right over a portion of StarStone International owned by the Trident V Funds and the Dowling Funds, and they will maintain put rights to transfer those interests to us.
For additional information relating to our commitments and contingencies, see Note 21 - "Commitments and Contingencies" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements
At September 30, 2020, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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
We are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk. Our policies to address these risks in 2020 are not materially different than those used in 2019 and, based on our current knowledge and expectations, we do not currently anticipate significant changes in our market risk exposures or in how we will manage those exposures in future reporting periods. However, due to the ongoing uncertainty and volatility in financial markets as a result of the economic conditions caused by the COVID-19 pandemic, we expect interest rates, credit spreads and global equity markets to remain volatile in the near-term. Furthermore, the pandemic has increased the risk of defaults across many industries. As a result, we continue to closely monitor market risk during this time.

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
The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, in our fixed maturity and short-term investments portfolio classified as trading and AFS, our funds held directly managed portfolio, our fixed income funds and our fixed income exchange-traded funds, and excludes investments classified as held-for-sale:

	Interest Rate Shift in Basis Points
As of September 30, 2020	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$10,551	$10,266	$9,985	$9,712	$9,453
Market Value Change from Base	5.7%	2.8%	—%	(2.7)%	(5.3)%
Change in Unrealized Value	$566	$281	$—	$(273)	$(532)

As of December 31, 2019	-100	-50	—	+50	+100
Total Market Value	$10,141	$9,893	$9,648	$9,415	$9,193
Market Value Change from Base	5.1%	2.5%	—%	(2.4)%	(4.7)%
Change in Unrealized Value	$493	$245	$—	$(233)	$(455)

Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities, short-term investments, funds held - directly managed and fixed income exchange-traded fund may be materially different from the resulting change in value indicated in the tables above.

The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in credit spreads assuming interest rates remain fixed, in our fixed maturity and short-term investments portfolio classified as trading and AFS, our funds held directly managed portfolio, our fixed income funds and our fixed income exchange-traded funds, and excludes investments classified as held-for-sale:

	Credit Spread Shift in Basis Points
As at September 30, 2020	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$9,985	$9,718	$9,466
Market Value Change from Base		(2.7)%	(5.2)%
Change in Unrealized Value		$(267)	$(519)

As at December 31, 2019	—	+50	+100
Total Market Value	$9,648	$9,429	$9,218
Market Value Change from Base		(2.3)%	(4.5)%
Change in Unrealized Value		$(219)	$(430)

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

Fixed Maturity and Short-Term Investments
As a holder of $9.2 billion of fixed maturity and short-term investments, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity investments of short-to-medium duration and mutual funds. A table of credit ratings for our fixed maturity and short-term investments is in Note 5 - "Investments" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. As of September 30, 2020, 40.4% of our fixed maturity and short-term investment portfolio was rated AA or higher by a major rating agency (December 31, 2019: 39.1%) with 3.3% rated lower than BBB- (December 31, 2019: 4.3%). The portfolio as a whole, including cash, restricted cash, fixed maturity and short term investments and funds held - directly managed, had an average credit quality rating of A+ as of September 30, 2020 (December 31, 2019: A+).
In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we believe we do not have significant concentrations of credit risk.
A summary of our fixed maturity and short-term investments by credit rating is as follows:

Credit rating	September 30, 2020	December 31, 2019	Change
AAA	28.1%	26.0%	2.1%
AA	12.3%	13.1%	(0.8)%
A	32.9%	34.5%	(1.6)%
BBB	23.2%	21.9%	1.3%
Non-investment grade	3.3%	4.3%	(1.0)%
Not rated	0.2%	0.2%	—%
Total	100.0%	100.0%

Average credit rating	A+	A+

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

Funds Held
Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds balance is credited with investment income and losses payable are deducted. We are subject to credit risk if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due. Our funds held are shown under two categories on the consolidated balance sheets, where funds held upon which we receive the underlying portfolio economics are shown as "Funds held - directly managed", and funds held where we receive a fixed crediting rate are shown as "Funds held by reinsured companies." Both types of funds held are subject to credit risk. We routinely monitor the creditworthiness of reinsured companies with whom we have funds held arrangements. As of September 30, 2020, we had a significant concentration of $948.3 million with one reinsured company which has financial strength credit ratings of A+ from A.M. Best and AA from Standard & Poor's.

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

	September 30, 2020	December 31, 2019	Change
	(in millions of U.S. dollars)
Publicly traded equity investments in common and preferred stocks	$303.9	$327.9	$(24.0)
Privately held equity investments in common and preferred stocks	271.0	265.8	5.2
Private equity funds	320.5	323.5	(3.0)
Equity funds	290.1	410.1	(120.0)
Call options on equity	—	0.1	(0.1)
Fair value of equities at risk	$1,185.5	$1,327.4	$(141.9)

Impact of 10% decline in fair value	$118.6	$132.7	$(14.1)

In addition to the above, as of September 30, 2020, we had investments of $2.1 billion (December 31, 2019: $1.1 billion) in hedge funds, included within our other investments, at fair value, that have exposure, among other items, to equity price risk.

Foreign Currency Risk
The table below summarizes our net exposures to foreign currencies:

	AUD	CAD	EUR	GBP	Other	Total
As of September 30, 2020	(in millions of U.S. dollars)
Total net foreign currency exposure	$0.7	$9.5	$72.0	$(26.4)	$0.5	$56.3
Pre-tax impact of a 10% movement of the U.S. dollar(1)	$0.1	$1.0	$7.2	$(2.6)	$0.1	$5.6

As of December 31, 2019
Total net foreign currency exposure	$20.2	$(10.6)	$12.9	$(11.9)	$0.6	$11.2
Pre-tax impact of a 10% movement of the U.S. dollar(1)	$2.0	$(1.1)	$1.3	$(1.2)	$0.1	$1.1
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

Effects of Inflation
Inflation may have a material effect on our consolidated results of operations by its effect on our assets and our liabilities. Inflation could lead to higher interest rates, resulting in a decrease in the market value of our fixed maturity portfolio. We may choose to hold our fixed maturity investments to maturity, which would result in the unrealized gains or losses accreting back over time. Inflation may also affect the value of certain of our liabilities, primarily our estimate for losses and LAE, such as our cost of claims which includes medical treatments, litigation costs and judicial awards. Although our estimate for losses and LAE is established to reflect the likely payments in the future, we would be subject to the risk that inflation could cause these amounts to be greater than the current estimate for losses and LAE. We seek to take this into account when setting reserves and pricing new business. However, the actual effects of inflation on our consolidated results of operations cannot be accurately known until claims are ultimately settled.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2020. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The ongoing COVID-19 pandemic has caused significant disruption to the economy and financial markets globally, and the full extent of the potential impacts of COVID-19 are not yet known. Our results of operations, financial condition, and liquidity and capital resources have been adversely impacted by the COVID-19 pandemic, and the future impact of the pandemic is difficult to predict. In particular, we believe we are subject to the following risks related to the COVID-19 pandemic:
•Investments. Due in large part to the uncertainty caused by the COVID-19 pandemic in global financial markets, our investment portfolio has experienced significant volatility. In the first quarter of 2020, we experienced significant unrealized losses (largely due to widening credit spreads on fixed income investments and changes in the fair value of our equity investments), heightened credit risk, and declines in yields on our fixed income investments. Although these unrealized losses reversed since the first quarter, our investment portfolios may continue to experience significant volatility and could be adversely impacted by unfavorable market conditions caused by the COVID-19 pandemic, which could cause continued volatility in our results of operations and negatively impact our financial condition.
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
•Active Underwriting Segments. We have experienced underwriting losses relating to the COVID-19 pandemic in our Atrium and StarStone segments across various lines of business. Although we have established reserves against these losses as of September 30, 2020, given the uncertainty surrounding the COVID-19 pandemic and its impact on the insurance industry, our preliminary estimates of losses and loss adjustment expenses and estimates of reinsurance recoverable arising from the COVID-19 pandemic may materially change. Unanticipated issues relating to claims and coverage may emerge, which could adversely affect our business by increasing the scope of coverage beyond our intent and/or increasing the frequency and severity of claims.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about ordinary shares acquired by the Company during the three months ended September 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Program (2)
Beginning dollar amount available to be repurchased				$137,474
July 1, 2020 - July 31, 2020 (1)	103	$151.66	—	—
August 1, 2020 - August 31, 2020	—	$—	—	—
September 1, 2020 - September 30, 2020	81,954	$156.96	81,954	(12,864)
	82,057		81,954	$124,610
(1) Consists of shares withheld from employees in order to facilitate the payment of withholding taxes on restricted shares granted pursuant to our equity incentive plan. The price for the shares is their fair market value, as determined by reference to the closing price of our ordinary shares on the vesting date.
(2) Ordinary shares repurchased pursuant to the Company's Board-approved ordinary share repurchase program announced on March 9, 2020, which authorized the repurchase of up to $150.0 million of ordinary shares. The share repurchase plan was suspended on March 23, 2020 due to uncertainty in the global financial markets resulting from the COVID-19 pandemic. The repurchase program resumed on September 21, 2020 and expires on March 1, 2021. From inception to September 30, 2020, we repurchased 174,464 ordinary shares for an aggregate price of $25.4 million under the Repurchase Program. As of September 30, 2020, the remaining capacity under the Repurchase Program was $124.6 million.

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

4.1
Junior Subordinated Indenture dated as of August 26, 2020, among Enstar Finance LLC, Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on August 26, 2020).

4.2
First Supplemental Indenture dated as of August 26, 2020, among Enstar Finance LLC, Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on August 26, 2020).

10.1*	Amendment No. 1 to North Bay Voting and Shareholders Agreement, dated as of July 14, 2020, among Kenmare Holdings Ltd., Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P.

10.2	Transition Agreement, dated July 17, 2020, by and between Enstar Group Limited and Guy Bowker (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 17, 2020).

10.3
Recapitalization Agreement, dated as of August 13, 2020, among North Bay Holdings Limited, Enstar Group Limited, Kenmare Holdings Ltd., Trident V, L.P., Trident V Parallel Fund, L.P., Trident V Professionals Fund, L.P., Dowling Capital Partners I, L.P., Capital City Partners LLC and StarStone Specialty Holdings Limited (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 17, 2020).

22.1*	Subsidiary Guarantors and Issuers of Guaranteed Securities.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
________________________________
*     filed herewith
** furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2020.

ENSTAR GROUP LIMITED

By:	/S/ GUY BOWKER
Guy Bowker Chief Financial Officer, Authorized Signatory, Principal Financial Officer and Principal Accounting Officer