Form 10-K
period 2020-12-31
Enstar Group LTD
filed 2021-03-01
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of June 30, 2020 was $1.63 billion based on the closing price of $152.77 per ordinary share on the NASDAQ Stock Market on that date. Shares held by officers and directors of the registrant and their affiliated entities have been excluded from this computation. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of February 25, 2021, the registrant had outstanding 18,585,678 voting ordinary shares and 3,509,682 non-voting convertible ordinary shares, each par value $1.00 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to its 2021 annual general meeting of shareholders are incorporated by reference in Part III of this Form 10-K

Enstar Group Limited
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2020

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND SUMMARY OF RISK FACTORS
This annual report and the documents incorporated by reference herein contain statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our financial condition, results of operations, business strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of our management, as well as the markets for our securities and the (re)insurance sectors in general. Statements that include words such as "estimate," "project," "plan," "intend," "expect," "anticipate," "believe," "would," "should," "could," "seek," "may" and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. All forward-looking statements are necessarily estimates or expectations, and not statements of historical fact, reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward looking statements should, therefore, be considered in light of various important risk factors, including those set forth in this annual report and the documents incorporated by reference herein, which could cause actual results to differ materially from those suggested by the forward-looking statements. These risk factors include:
Risks Relating to our Run-off Business
•changes in our plans, strategies, objectives, expectations or intentions, which may happen at any time at management’s discretion;
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
•emerging claim and coverage issues and disputes that could impact reserve adequacy;
•lengthy and unpredictable litigation affecting the assessment of losses and/or coverage issues;
•increased competitive pressures, including increased competition in the market for run-off business that aligns with our strategic objectives;
•risks relating to our ability to obtain regulatory approvals, including the timing, terms and conditions of any such approvals, and to satisfy other closing conditions in connection with our acquisition agreements, which could affect our ability to complete acquisitions;
•risks relating to our subsidiaries with liabilities arising from legacy manufacturing operations;
•the impact of the COVID-19 pandemic and the resulting disruption and economic turmoil, such as increased volatility in global financial markets, could adversely impact our investment returns, financial condition, and liquidity and capital resources, and any future impact on our business is difficult to predict at this time;
Risks Relating to Liquidity and Capital Resources
•risks relating to the variability of statutory capital requirements and the risk that we may require additional capital in the future, which may not be available or may be available only on unfavorable terms;
•the risk that our reinsurance subsidiaries may not be able to provide the required collateral to ceding companies pursuant to their reinsurance contracts, including through the use of letters of credit;
•changes and uncertainty in economic conditions, including interest rates, inflation, currency exchange rates, equity markets and credit conditions, which could affect our investment portfolio, our ability to finance future acquisitions and our profitability;
•risks relating to the availability and collectability of our reinsurance;
•the ability of our subsidiaries to distribute funds to us and the resulting impact on our liquidity;
•losses due to foreign currency exchange rate fluctuations;
•our ability to comply with covenants in our debt agreements;

Risk Relating to our Investments
•the risk that the value of our investment portfolios and the investment income that we receive from these portfolios may decline materially as a result of market fluctuations and economic conditions, including those related to interest rates, credit spreads, and the phase out of the London Interbank Offered Rate ("LIBOR");
•risks relating to the performance of our investment portfolio and our ability to structure our investments in a manner that recognizes our liquidity needs;
•risks relating to our strategic investments in alternative asset classes, such as hedge funds, and joint ventures, which are illiquid and may be volatile;
Risks Relating to Laws and Regulations
•risks relating to the complex regulatory environment in which we operate, including that ongoing or future industry regulatory developments will disrupt our business, affect the ability of our subsidiaries to operate in the ordinary course or to make distributions to us, or mandate changes in industry practices in ways that increase our costs, decrease our revenues or require us to alter aspects of the way we do business;
Risks Relating to our Operations
•loss of key personnel;
•operational risks, including cybersecurity events, external hazards, human failures or other difficulties with our information technology systems that could disrupt our business or result in the loss of critical and confidential information, increased costs;
Risks Relating to Taxation
•tax, regulatory or legal restrictions or limitations applicable to us or the (re)insurance business generally;
•changes in tax laws or regulations applicable to us or our subsidiaries, or the risk that we or one of our non-U.S. subsidiaries become subject to significant, or significantly increased, income taxes in the United States or elsewhere;
Risks Relating to the Ownership of our Shares
•risk relating to the ownership of our shares resulting from certain provisions of our bye-laws and our status as a Bermuda company.
The risk factors listed above should be not construed as exhaustive and should be read in conjunction with the Risk Factors that are included in Item 1A below. We undertake no obligation to publicly update or review any forward-looking statement, whether to reflect any change in our expectations with regard thereto, or as a result of new information, future developments or otherwise, except as required by law.

PART I

ITEM 1.     BUSINESS
Company Overview
Enstar Group Limited ("Enstar") is a Bermuda-based holding company. We are a leading global insurance group that offers innovative capital release solutions through our network of group companies in Bermuda, the United States, the United Kingdom, Continental Europe, Australia, and other international locations. Enstar is listed on the NASDAQ Global Select Market under the ticker symbol "ESGR". In this report, the terms "Enstar," "the Company," "us," and "we" are used interchangeably to describe Enstar and our subsidiary companies.
Our core focus is acquiring and managing (re)insurance companies and portfolios of (re)insurance business in run-off. Since the formation of our Bermuda-based holding company in 2001, we have completed or announced over 100 acquisitions or portfolio transfers. The substantial majority of our acquisitions have been in the Non-life Run-off business, which generally includes property and casualty, workers’ compensation, asbestos and environmental, construction defect, marine, aviation and transit, and other closed and discontinued blocks of business.
Our primary corporate objective is growing our book value per share. We strive to achieve this primarily through growth in net earnings derived from both organic and accretive sources, such as the completion of new acquisitions, the generation of claims savings and investment income through the effective management of companies and portfolios in run-off, and returns on strategic investments.
As a result of the sale and recapitalization of StarStone US Holdings, Inc. and its subsidiaries ("StarStone U.S."), the sale of the majority of our interest in Atrium Underwriting Group Limited and its subsidiaries ("Atrium") and the placing of StarStone's business outside the United States into run-off, we have largely exited our previously controlled active underwriting platforms. While we maintain strategic minority interests in these businesses, our primary focus is on our core business of acquiring and managing (re)insurance companies or portfolios of (re)insurance business in run-off.
For further information on strategic developments, refer to Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
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
We Manage Claims Professionally, Expeditiously, and Cost-Effectively. Enstar aims to generate reserve/claims savings by managing claims in a professional and disciplined manner, drawing on in-house expertise to dispose of claims efficiently. We strive to pay valid claims on a timely basis, while relying on well-documented policy terms and exclusions where applicable, and litigation when necessary, to defend against paying invalid claims.
We Manage Assumed Liabilities and (Re)insurance Assets Cost Effectively. Using detailed claims analysis and actuarial projections, Enstar seeks to negotiate with policyholders and reinsurers with a goal of settling existing (re)insurance liabilities and monetizing (re)insurance assets in a cost efficient manner.

Strategic Growth
Enstar transactions typically take the form of either acquisitions or portfolio transfers. In an acquisition, we acquire a (re)insurance company and manage the run-off. In a portfolio transfer, a reinsurance contract transfers risk from the initial (re)insurance company to a company in the Enstar group. Enstar also enters into reinsurance to close ("RITC") transactions with Lloyd's of London ("Lloyd's") (re)insurance syndicates in run-off, whereby a portfolio of run-off liabilities is transferred from one Lloyd’s syndicate to another.
On October 15, 2020, we completed an insurance business transfer (“IBT”) in the U.S., having received judicial approval from the Oklahoma County District Court. An IBT is similar to the Part VII transfer process in the U.K. where the insurance liability is novated from one insurance party to another, providing legal finality to the party transferring the liability. The transaction occurred between two of our subsidiaries and, although common in many parts of the world, it was the first of its kind to occur in the U.S. The IBT mechanism provides another option as to how we might structure U.S. transactions in the future.
For further information on recent acquisitions and significant new business, please refer to Note 3 - "Business Acquisitions" and Note 4 - "Significant New Business" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Operating Segments
We have historically had three reportable segments of business that were each managed, operated and separately reported: (i) Non-life Run-off; (ii) Atrium; and (iii) StarStone. Our other activities, which do not qualify as a reportable segment, include our corporate expenses, debt servicing costs, preferred share dividends, holding company income and expenses, foreign exchange and other miscellaneous items.
As discussed above, the strategic transactions related to our Atrium and StarStone segments will enable us to focus on our core Non-life Run-off business. We will review and assess our segment structure in 2021 to reflect the changes to the StarStone and Atrium segments that occurred in the fourth quarter of 2020 and the first quarter of 2021, respectively.
For additional information and financial data relating to our segments, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations by Segment," "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments," Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" and Note 24 - "Segment Information" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
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
Participants in the insurance industry often have portfolios of business that become inconsistent with their core competency, provide excessive exposure to a particular risk or segment of the market and/or absorb capital that the company may wish to deploy elsewhere. These non-core and/or discontinued portfolios are often associated with potentially large exposures and lengthy time periods before resolution of the last remaining insured claims, resulting in significant uncertainty to the insurer or reinsurer covering those risks. These factors can distract management, drive up the cost of capital and surplus for the (re)insurer and negatively impact the (re)insurer’s rating, which makes the disposal of the unwanted company or reinsurance of the portfolio an attractive option to free-up capital and reduce further downside risk. The (re)insurer may engage with a third party that specializes in run-off management, such as Enstar, to purchase the company or assume the portfolio in run-off via reinsurance or a novation of the insurance liabilities.
In the sale of a company in run-off, a purchaser, such as Enstar, may pay a discount to the book value of the company based on the risks assumed and the relative value to the seller of no longer having to manage the company in run-off. Such a transaction can be beneficial to the seller because it receives an up-front payment for the company, eliminates the need for its management to devote any attention to the disposed company, reduces the expense in managing the company and removes the risk that the established reserves related to the run-off business may prove to be inadequate. The seller is also able to redeploy its management and financial resources to its core businesses.
In some situations, a (re)insurer may wish to divest itself of a portfolio of non-core legacy business that may have been underwritten alongside other ongoing core business that the (re)insurer does not want to dispose of. In such instances, we are able to provide economic finality for the (re)insurer by providing a loss portfolio reinsurance contract to protect the (re)insurer against deterioration of the non-core portfolio of loss reserves. In the Lloyd's market, we provide similar solutions through RITCs as described above.
Overall, the focus of our Non-life Run-off segment is to acquire companies or portfolios in run-off and to effectively manage that business in ways that further our primary corporate objective of growing Enstar's book value per share.
Acquisition Process
We evaluate each acquisition and loss portfolio transfer opportunity presented by carefully reviewing and analyzing the portfolio’s risk exposures, claim practices, reserve requirements and outstanding claims. Based on this initial analysis, we can determine if a company or portfolio of business would add value to our current portfolio of run-off businesses. If we decide to pursue the purchase of a company in run-off, we then proceed to price the acquisition in a manner we believe will result in positive operating results based on certain assumptions including, without limitation, our ability to favorably resolve claims, negotiate with direct insureds and reinsurers, manage the investments associated with the portfolio and otherwise manage the nature of the risks posed by the business.
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
Run-off Management
We consider claims management to be a core competency. Following the acquisition of a company or portfolio of business in run-off, we strive to conduct the run-off in a disciplined and professional manner to efficiently discharge the liabilities associated with the business while preserving and maximizing its assets. Our approach to managing our companies and portfolios of business in run-off includes, where possible, negotiating with third-party (re)insureds to commute their (re)insurance agreement (sometimes called policy buy-backs for direct insurance) for an agreed upon up-front payment by us and to more efficiently manage payment of (re)insurance claims. We attempt to commute policies with direct insureds or reinsureds to eliminate uncertainty over the amount of future claims. Commutations and policy buy-backs provide an opportunity for the company to exit exposures to certain policies and insureds generally at a discount to the ultimate liability and provide the ability to eliminate exposure to further losses. Commutations can also reduce the duration, administrative burden and ultimately the future cost of the run-off.
In certain lines of business, such as direct workers’ compensation insurance, commutations and policy buy-back opportunities are not typically available, and our strategy with respect to these businesses is to derive value through efficient and effective management of claims.
Integral to our success is our ability to analyze, administer, and settle claims while managing related expenses, such as loss adjustment expenses ("LAE"). We have implemented claims handling guidelines along with claims reporting and control procedures in all of our claims units. All claims matters are reviewed regularly, with all material claims matters being circulated to and authorized by management prior to any action being taken. Our claims management processes also include leveraging our extensive relationships and developed protocols to more efficiently manage outside counsel and other third parties to reduce expenses. With respect to certain lines of business, we have agreements with third-party administrators to manage and pay claims on our subsidiaries’ behalf and advise with respect to case reserves. These agreements generally set forth the duties of the third-party administrators, limits of authority, indemnification language designed for our protection and various procedures relating to compliance with laws and regulations. These arrangements are also subject to review by our relevant claims departments, and we actively monitor and manage these administrators on an ongoing basis.
We provide consultancy services to third parties in the (re)insurance industry primarily through our subsidiaries, the Cranmore companies, Enstar Limited, Enstar (US), Inc., Enstar EU, Paladin Managed Care Services, Inc. ("Paladin") and Kinsale Brokers Limited. In addition to third-party engagements, our consultancy companies also perform these services in-house for our Enstar companies, using their expertise to assist in managing our run-off portfolios and performing certain due diligence matters relating to acquired businesses. The services range from full-service incentive-based or fixed fee run-off management to bespoke solutions such as claims inspection, claims validation, reinsurance asset collection and IT consulting services. Paladin provides medical bill review, utilization review, physician case management and related services in the workers’ compensation area.
Following the acquisition of a company or the assumption of a portfolio of business through a reinsurance transaction, we analyze the acquired exposures and reinsurance receivables on a policyholder-by-policyholder basis to identify (re)insurance policies that may be beneficial to us if commuted and commence commutation discussions with the counterparty. In addition, policyholders and reinsurers often approach us requesting a commutation solution. We then carry out a full analysis of the underlying exposures in order to determine the attractiveness of a proposed commutation. From the initial analysis of the underlying exposures, it may take several months, or even years, before a commutation is completed. In certain cases, if we and the policyholder or reinsurer are unable to reach a commercially acceptable settlement, the commutation may not be achievable, in which case we will continue to settle valid claims from the policyholder, or collect reinsurance receivables from the reinsurer, as they arise or become due.
Certain (re)insureds are often willing to commute with us, subject to receiving an acceptable settlement, as this provides certainty of recovery of what otherwise may be claims that are disputed in the future, and often provides a meaningful up-front cash receipt that, with the associated investment income, can provide funds to meet future claim payments or even commutation of their underlying exposure. Therefore, subject to negotiating an acceptable settlement, many of our (re)insurance liabilities and reinsurance receivables can be either commuted or settled by way of a policy buy-back over time. Properly priced commutations may reduce the expense of adjusting direct claims and pursuing collection of reinsurance, realize savings, remove the potential future volatility of claims and reduce required regulatory capital.
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
Atrium
Our Atrium segment is comprised of the active underwriting operations and financial results of Northshore Holdings Limited ("Northshore"), a holding company that owns Atrium and Arden Reinsurance Company Ltd. ("Arden"). Enstar acquired Arden and Atrium on September 9, 2013 and November 25, 2013, respectively, in partnership with Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. (collectively, the "Trident V Funds") managed by Stone Point Capital LLC ("Stone Point"). Dowling Capital Partners I, L.P. and Capital City Partners LLC (collectively, the "Dowling Funds") also have minority investments in Northshore.
Atrium is a managing general agent at Lloyd's, which manages Syndicate 609. Through our Lloyd's corporate member, SGL No. 1 Limited ("SGL No. 1"), we provide 25% of the syndicate’s underwriting capacity and capital (with the balance provided by traditional Lloyd’s Names).
Arden is a Bermuda-based reinsurance company that primarily provides reinsurance to Atrium, which has been eliminated upon consolidation, and is currently in the process of running off certain other discontinued business. Results related to Arden’s discontinued business are included within our Non-life Run-off segment.
Strategic Development
On January 1, 2021, we completed a transaction (the "Exchange Transaction") in which we exchanged the majority of our indirect interest in Northshore for all of Trident V Funds' indirect interest in Core Specialty Insurance Holdings, Inc. ("Core Specialty"). Following completion of the Exchange Transaction, we now own 13.8% of Northshore. As a result, Northshore will be deconsolidated and our investment will be accounted for as a privately held equity investment and carried at fair value beginning in the first quarter of 2021. For further information, refer to Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

Business Lines
Syndicate 609 provides (re)insurance on a worldwide basis including in the United States, Europe, the Far East and Australasia. Atrium specializes in a wide range of industry classes, including marine, aviation and transit, property and casualty binding authorities, reinsurance, accident and health and non-marine direct and facultative covers. Lloyd’s business is often underwritten on a subscription basis across the insurance market. Atrium is the lead underwriter in 43% of the business it underwrites.
Lloyd’s is a surplus lines insurer and an accredited reinsurer in all U.S. states and territories, and a licensed (or admitted) insurer in Illinois, Kentucky and the U.S. Virgin Islands.
Distribution
All of the business in the Atrium segment is placed through (re)insurance brokers, and a key distribution channel for Syndicate 609 is the managing general agent binding authorities. Atrium seeks to develop relationships with (re)insurance brokers, (re)insurance companies, large global corporations and financial intermediaries to develop and underwrite business. Independent broker Marsh Inc. accounted for 11% of Atrium’s gross premiums written in 2020. Other brokers (each individually less than 10%) accounted for the remaining 89% of gross premiums written.
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
Claims Management
Claims in respect of business written by Syndicate 609 are primarily notified by various central market bureaus. Where a syndicate is a "leading" syndicate on a Lloyd’s policy, its underwriters and claims adjusters work directly with the broker or insured on behalf of itself and the "following market" for any particular claim. This may involve appointing attorneys or loss adjusters. The claims bureaus and the leading syndicate advise movement in loss reserves to all syndicates participating on the risk. If necessary, Atrium's claims department may adjust the case reserves it records from those advised by the bureaus.
Reinsurance Ceded
On an annual basis Atrium purchases a tailored outwards reinsurance program designed to manage its risk profile. The majority of Atrium’s third-party reinsurance cover is with Lloyd’s Syndicates or other highly rated reinsurers.
StarStone
Our StarStone segment includes the results of StarStone Insurance Bermuda Limited and its subsidiaries ("StarStone") and StarStone Specialty Holdings Limited ("StarStone Group"), a holding company that owns StarStone. Our StarStone segment also includes intra-group reinsurance cessions which are eliminated on consolidation.
We acquired StarStone (formerly known as Torus) on April 1, 2014 in partnership with Trident V Funds managed by Stone Point. The Dowling Funds also have a minority investment. During 2020, we completed a strategic review of the StarStone segment. Following this review, we have taken various actions to position ourselves for improved profitability going forward, as further described below.
Strategic Developments
On June 10, 2020, we announced that we placed StarStone's non-U.S. operations ("StarStone International") into an orderly run-off (the "StarStone International Run-Off").
Recent developments relating to StarStone International include:
•On October 2, 2020, StarStone International sold the renewal rights for its financial lines portfolio;
•On October 14, 2020, we completed the sale of Vander Haeghen & Co. SA ("VdH"), a Belgium-based insurance agency majority owned by StarStone International entities;

•On November 17, 2020, we announced an agreement to sell StarStone Underwriting Limited ("SUL"), a Lloyd's managing agency, together with the right to operate Lloyd's Syndicate 1301, to Inigo Limited ("Inigo") in exchange for consideration in the form of Inigo shares. Upon closing, we expect to own 5.4% of Inigo, which includes an additional investment from us. As a result, our investment in Inigo will be accounted for as a privately held equity investment and carried at fair value. In conjunction with the transaction, Enstar, the Trident V Funds and the Dowling Funds will retain the economics of Syndicate 1301’s 2020 and prior years’ underwriting portfolios as this business runs off; and
•On February 11, 2021, we entered into an agreement to sell Arena N.V., a Belgium-based specialist accident and health managing general agent.
We continue to evaluate strategic options for StarStone's European platform.
On November 30, 2020, we completed the sale and recapitalization of StarStone U.S. through the sale of StarStone U.S. to Core Specialty, a newly formed entity with equity backing from funds managed by SkyKnight Capital, L.P., Dragoneer Investment Group and Aquiline Capital Partners LLC. We received consideration of $282.0 million inclusive of $235.0 million of common shares of Core Specialty and cash of $47.0 million. The $235.0 million of common shares of Core Specialty represents a 25.23% interest in Core Specialty on a fully diluted basis. Our investment in Core Specialty is accounted for as an equity method investment and we record our proportionate share of the net earnings on a one quarter lag.
For further information, refer to Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Business Lines
Previously, StarStone offered a broad range of property, casualty and specialty insurance products, including marine, aerospace, and workers' compensation, to both large multi-national and small and middle-market clients around the world.
Distribution
Business in the StarStone segment was generally placed through (re)insurance brokers and managing general agents. Independent brokers Marsh Inc. and Ryan Specialty Group accounted for 15% and 12%, respectively, of StarStone’s gross premiums written for the year ended December 31, 2020. Other brokers and managing general agents (each individually less than 8%) accounted for the remaining 73% of gross premiums written. StarStone International is no longer writing new business, however a de-minimis amount of premium is still subject to mandatory renewal or adjustments.
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
Reinsurance Ceded
StarStone purchases an annual tailored outwards reinsurance program designed to manage its risk profile. The majority of StarStone’s third party reinsurance cover is with highly rated reinsurers or is collateralized.

Liability for Losses and Loss Adjustment Expenses
The liability for losses and LAE, also referred to as loss reserves, represents our gross estimates before reinsurance for unpaid reported losses and losses that have been incurred but not reported ("IBNR") for our Non-life Run-off, Atrium (classified as held-for-sale as of December 31, 2020) and StarStone segments using a variety of actuarial methods. We recognize an asset for the portion of the liability that we expect to recover from reinsurers. LAE reserves include allocated loss adjustment expenses ("ALAE") and unallocated loss adjustment expenses ("ULAE"). ALAE are linked to the settlement of an individual claim or loss, whereas ULAE are based on our estimates of future costs to administer the claims. IBNR represents reserves for loss and LAE that have been incurred but not yet reported to us. This includes amounts for unreported claims, development on known claims and reopened claims.
We establish reserves for individual claims incurred and reported, as well as IBNR claims. We use considerable judgment in estimating losses for reported claims on an individual claim basis based upon our knowledge of the circumstances surrounding the claim, coverage limits and coverage eligibility, the severity of the injury or damage, the jurisdiction of the occurrence, the potential for ultimate exposure, the type of loss, and our experience with the line of business and policy provisions relating to the particular type of claim. We also use considerable judgment to establish reserves for IBNR claims using a variety of generally accepted actuarial methodologies and procedures to estimate the ultimate cost of settling IBNR claims.
The estimation of unpaid claim liabilities at any given point in time is subject to a high degree of uncertainty. Consequently, our subsequent estimates of ultimate losses and LAE, and our liability for losses and LAE, may deviate materially from our initial ultimate loss estimates.
For further information regarding: i) the liability for net losses and LAE, including loss development tables and a reconciliation of activity, refer to Note 10 - "Losses and Loss Adjustment Expenses" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K; ii) net incurred losses and LAE, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations by Segment"; and iii) our loss reserving process, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Losses and Loss Adjustment Expenses."

10 Year Acquisition Loss Development for our Non-life Run-off segment
The table below sets forth a summary of acquired and assumed net reserves and the resulting development for the 10 most recent acquisition years for our Non-life Run-off segment:

			Total Net Incurred Losses and LAE
Acquisition Year	Acquired and Assumed Net Reserves	Net Paid Losses	Net (Favorable) Adverse Loss Development	Net Losses recognized on Acquired Unearned Premium	Amortization of Deferred Charge Assets and Deferred Gain Liabilities	Change in provisions for bad debt	Change in provisions for ULAE	Amortization of Fair Value Adjustments	Change in Fair Value - FVO	Total Net Incurred losses and LAE	Retro-cession of reserves	Other	Effect of Exchange Rate Movement	Closing Net Reserves
	(in thousands of U.S. dollars)
2011	712,867	(94,399)	(316,736)	—	—	(31,096)	(55,044)	(18,934)	—	(421,810)	(90,104)	—	(2,278)	104,276
2012	422,476	(243,922)	(86,337)	—	—	(242)	(8,607)	(9,132)	—	(104,318)	(3,990)	208	(24,541)	45,913
2013	657,982	(512,039)	(115,486)	110,285	—	(127)	(7,415)	(29,912)	—	(42,655)	(28,391)	—	(3,983)	70,914
2014	465,395	(366,282)	(19,621)	62,404	—	1,752	4,367	(45,449)	—	3,453	—	40	(3,815)	98,791
2015	1,491,256	(832,807)	(487,395)	53,493	229,372	56	(81,033)	17,592	—	(267,915)	(50,466)	—	(11,019)	329,049
2016	1,350,463	(556,799)	(13,683)	—	4,838	(542)	(7,937)	—	—	(17,324)	—	44	12,744	789,128
2017	1,504,561	(435,997)	(181,889)	—	—	125	(42,043)	(1)	178,851	(44,957)	—	—	84,102	1,107,709
2018	2,873,675	(1,312,235)	(201,460)	69,328	10,857	—	(66,175)	53,025	80,700	(53,725)	—	—	(16,082)	1,491,633
2019	1,586,993	(406,140)	(62,018)	82,572	49,272	—	(13,441)	—	(88)	56,297	(47,018)	166	17,794	1,208,092
2020	2,186,024	(253,931)	66,835	1,729	1,657	—	(5,201)	—	13,684	78,704	(17,968)	—	8,533	2,001,362
	$13,251,692	$(5,014,551)	$(1,417,790)	$379,811	$295,996	$(30,074)	$(282,529)	$(32,811)	$273,147	$(814,250)	$(237,937)	$458	$61,455	$7,246,867
2010 and prior														341,933
Total Net Non-life Run-off Liability for Losses and LAE														$7,588,800

The above table presents our Non-life Run-off segment's assumed and acquired net loss reserves in the year they were assumed or acquired, including the impact of any fair value adjustments arising from business combination transactions or our election of the fair value option, deferred charge assets and gain liabilities and unallocated LAE. The table relates to policyholder obligations and therefore excludes defendant asbestos and environmental liabilities, which are non-insurance liabilities, and as such are recorded and presented separately on our consolidated balance sheets. The table presents the cumulative roll forward of our acquired and assumed net loss reserves from the year of acquisition to December 31, 2020. As such, each acquisition year reflects a different time period and therefore impacts the comparability between acquisition years. Our net loss development, favorable or adverse, will occur over time as we execute on our disciplined claims management strategies through continual detailed review of all open and new claims, investigating opportunities to settle claims, effectively managing legal and claims handling expenses, commuting liabilities and maximizing reinsurance recoveries. In addition, we seek to maximize the investment returns on the investment portfolio supporting the assumed net loss reserves.
During 2020, we experienced adverse development on an assumed loss portfolio transfer transaction within the motor line of business due to higher than expected severity. For further information refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations by Segment - Non-life Run-off Segment."

Investments
Our key investment objectives are as follows:
•To follow an investment strategy designed to emphasize the security and growth of our invested assets that also meet our credit quality and diversification objectives.
•To provide sufficient liquidity for the prompt payment of claims and contract liabilities.
•To seek superior risk-adjusted returns, by allocating a portion of our portfolio to non-investment grade securities, including alternative investment classes, in accordance with our investment guidelines.
•To consider the duration characteristics of our liabilities in determining the extent to which we correlate with assets of comparable duration depending on our other investment strategies and to the extent practicable.
•To allocate a portion of our investment portfolio to strategic investments, including minority interests in live underwriting companies, that provide diversification to our overall investment portfolio.
We generally seek to maintain investment portfolios that are shorter or of equivalent duration to liabilities in order to provide liquidity for the settlement of losses and, where possible, to avoid having to liquidate longer-dated investments. In the Non-life Run-off segment, the settlements of liabilities also have the potential to accelerate the natural payout of losses, which requires liquidity.
Our fixed maturity securities include U.S. government and agency investments, highly rated sovereign and supranational investments, high-grade corporate investments, and mortgage-backed and asset-backed investments. We allocate a portion of our investment portfolio to other investments, including hedge funds, private equity funds, fixed income funds, equity funds, CLO equities, CLO equity funds, real estate debt fund and private credit funds. We utilize and pay fees to various companies to provide investment advisory and/or management services. These fees are predominantly based upon the amount of assets under management and in some instances are performance-based. Fees are either expensed as a reduction to investment income or have the effect of reducing the net asset value of the managed assets.
Our investment performance is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, foreign exchange risk, inflation risk, liquidity risk and credit and default risk. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. An increase in interest rates could result in significant losses, realized or unrealized, in the value of our investment portfolio. A portion of our non-investment grade securities consists of alternative investments that subject us to restrictions on redemption, which may limit our ability to withdraw funds for some period of time after the initial investment. The values of, and returns on, such investments may also be more volatile. For more information on these risks, refer to "Item 1A. Risk Factors - Risks Relating to Our Investments" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
Our allocation to other investments and equity method investments collectively constituted 29.4% of our investable assets as of December 31, 2020 (2019: 20.2%). The increase was primarily attributable to significant unrealized gains in our hedge fund managed by AnglePoint Asset Management Ltd. and other alternative investments, as well as additional deployment of capital to these strategies. We believe our other investments and equity method investments provide diversification in our overall investment portfolio since they are generally not correlated with our fixed income investments and provide an opportunity for improved risk-adjusted rates of return. The returns of our hedge fund investments may be volatile, and we may experience significant unrealized gains or losses in a particular quarter or year.
For information regarding our investment portfolio and results, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investable Assets" and Note 21 “Related Party Transactions” in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

Competition
Our Non-life Run-off segment competes in the global insurance market with domestic and international reinsurance companies to acquire and manage (re)insurance companies in run-off and portfolios of (re)insurance business in run-off. The acquisition and management of companies and portfolios in run-off is highly competitive, and driven by a number of factors, including proposed acquisition price, reputation, and financial resources including new capital and alternative forms of capital entering the markets. Some of these competitors may have greater financial resources or lower operational costs than we do, may have been operating for longer than we have and may have established long-term and continuing business relationships throughout the (re)insurance industries, which can be a significant competitive advantage. As a result, we may not be able to compete successfully in the future for suitable acquisition candidates or run-off portfolio management engagements. The Non-life Run-off space has seen a number of new entrants to the market over the recent years which has increased competition in the overall market.
Human Capital Resources
As of December 31, 2020, we had 1,189 employees, as compared to 1,444 as of December 31, 2019. The reduction was driven by the sale of StarStone U.S., which closed in the fourth quarter of 2020. Upon closing of the Atrium Exchange Transaction on January 1, 2021, we had 1,008 employees.
We seek to attract, retain and motivate a specialized workforce that supports our culture, target operating model and business performance. We do this by making use of a range of hiring channels and approaches and through a total reward offering that includes market competitive salaries, an annual bonus plan tied to both business results and individual performance as well as comprehensive benefits to protect employee health, wellness and financial security. We also promote alignment of interests with investors through the use of an employee share purchase plan and long-term equity-based incentives. In addition, we encourage our employees to periodically review development areas with their managers to identify appropriate learning opportunities to better equip our workforce with the skills necessary for near- and long-term success. We offer an array of professional development programs and initiatives to support our employees' career aspirations and enhance our leadership and management capabilities—creating a pipeline of talent able to deliver on our long-term strategic objectives and developing a skilled workforce with succession capabilities. To measure our progress, we use a variety of human capital measures in managing our business, including workforce demographics and diversity metrics, attrition and retention metrics, and hiring metrics.
We are committed to fostering a culture that treats all employees fairly and with respect, promotes inclusivity and diversity, and provides equal opportunities for professional development and merit-based advancement. To formalize these values, we have adopted a Board Diversity Policy and Group Diversity and Inclusion Policy. As of December 31, 2020, women comprised 45% of our global headcount. In addition, as of December 31, 2020, 35% of our workforce was located in the United States, of whom 34% self-identified as being part of an ethnic and/or racial minority group.1 We intend to continue conducting all human capital management activities, including recruitment, career development and advancement, role design and compensation in a manner reflective of our commitment to diversity and inclusion.
During the COVID-19 pandemic, we have focused on the safety of our employees, and in response to the pandemic, we transitioned primarily to a remote working environment to minimize the risk to our staff. Throughout the pandemic, we have sought to provide employees with the tools and technology to enable them to effectively perform their respective job functions. In addition, we have also launched various initiatives designed to mitigate the challenges of working remotely.
Enterprise Risk Management
Effective risk oversight is an important priority for our management and our Boards of Directors (both at the Company level and at a subsidiary level), and we place strong emphasis on ensuring we have a comprehensive risk management framework to identify, measure, manage, monitor and report on risks that affect the achievement of our strategic, operational and financial objectives.
An effective enterprise risk management ("ERM") framework contributes to the strength of our overall group (the "Group"). The value of having effective risk management can positively impact many areas of the business such as setting and achieving business strategy and objectives, capital management decision making, efficiency and effectiveness in operations and processes, financial performance and reliable financial reporting, regulatory
1 Global racial and ethnic diversity information is not available due to limitations on our ability to maintain such details about our employees in in certain jurisdictions in which we operate.

compliance, good reputation with key stakeholders and business continuity planning. Our objective is to integrate risk management through our ERM function into all aspects of our business.
Risk Management Strategy
Our risk management strategy is to:
•engage in highly disciplined acquisition, management and (re)insurance practices across a diverse portfolio of loss reserves;
•seek investment risk where it is adequately rewarded;
•maintain reserving risk at low to moderate levels; and
•maintain capital, liquidity, credit, operational and regulatory risks at low levels.
These strategies are pursued through the use of appropriate controls, analytics including scenario testing, governance structures and highly skilled teams effectively working together.
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
Our subsidiary companies’ risk appetite frameworks are aligned with the risk appetite framework of the Group, while local company appetite and tolerances are set by the local boards. A review is undertaken annually to confirm the subsidiary risk appetite does not in the aggregate exceed the Group risk appetite.
Risk metrics levels are set and monitored regularly by an appointed owner for respective areas of the business and reported to management committees and to our Board and Risk Committee on at least a quarterly basis. Stress and scenario tests are key tools within our risk appetite framework, used as risk indicators across risk categories and to support a forward looking assessment of risk. As part of monitoring and aggregating risk exposures across the Group, capital impact assessments are performed for risks that are deemed material.
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
Board of Directors
Our Board and its committees (and subsidiary boards of directors) receive management information from our executives, Board committees and management committees relating to performance against strategy and regularly review information regarding, among other things, acquisitions, loss reserves, credit, liquidity and investments, operations and information security and the risks associated with each.
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
Executive and Risk Management Organization
In addition to the director oversight provided by our Risk Committee, our ERM governance structure is supported by our MRC comprising executives and members of senior management who are responsible for the management of key risks and representatives from assurance functions. At the operating subsidiary level, risks relating to our individual (re)insurance subsidiaries are also overseen by the subsidiary boards of directors, subsidiary risk committees and other committees, and management teams, consistent with applicable regulatory requirements and our ERM framework.
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
Risk Ownership, Accountability and Assurance
We have adopted the "three lines of defense" model. Our first line consists of our executives and members of senior management and their function as leaders and risk owners. They are responsible for executing the risk management strategy and appropriately managing the activities and conduct of the business functions, as well as promoting staff understanding of the business strategy, risk mitigating policies and procedures and overall governance framework.
Our second line comprises our various risk, control and compliance oversight functions. Our Risk Management function reports to our executives, the MRC and our Risk Committee and focuses primarily on implementing and overseeing the administration of the MRC and Risk Committee directives and facilitating an efficient, effective and consistent approach to risk management across the Group. Our management assurance is further complemented by our compliance function which seeks to mitigate legal and regulatory compliance risks and provides a framework such that appropriate, effective and responsive compliance services are available to the business units across the Group. Other second line functions include certain activities of our actuarial function and other Group functions contributing to our management assurance.
Our third line of defense comprises our internal audit function which independently reviews the effectiveness of our ERM framework. The results of audits are monitored and assessed by the Audit Committee. Independent assurance from external third parties (e.g., independent actuarial services, etc.) also sits within our third line of defense.
Entity Level Management
At the operating subsidiary level, risks relating to our individual (re)insurance subsidiaries are also overseen by the subsidiary boards of directors, subsidiary risk committees and other committees, and management teams, consistent with applicable regulatory requirements and our overall ERM framework that is embedded at local levels and throughout the business.
The Group and each regulated insurance entity have a risk register documenting its risk landscape, with risk, key risk metric, and designated control owners, which is maintained through a risk management software system. Specific functions, such as IT, maintain risk registers with greater detail and increased specificity of risks and controls as needed to govern such function's particular risk profile. The risk and control assessment process is carried out on a quarterly basis using a risk management software system.
Risk Categories
We manage our ERM process based on the major categories of risk within our business discussed below. Our ERM is a dynamic process, with updates continually being made as a result of changes in our business, industry, investment strategy and the economic environment. This process and our controls cannot provide absolute assurance that our risk management objectives will be met or that all risks will be appropriately identified and managed, and accordingly, the possibility of material adverse effects on our company remains. See "Item 1A. Risk Factors" for important information on the risks we face.

Strategic Risk.    Strategic risk is the risk of unintended adverse impact on the business plan objectives arising from business decisions, improper implementation of those decisions, inability to adapt to changes in the external environment, or circumstances that are beyond our control. We manage strategic risk by utilizing a strategic business planning process involving our executives and Board. Our annual business plan is reviewed and overseen by our executives and Board, and actual performance, trends, and uncertainties are monitored in comparison to the plan throughout the year. We specifically evaluate acquisition opportunities pursuant to a detailed and proprietary process that takes into account, among other things, the risk of the transaction and potential returns, the portfolio’s risk exposures, claims management practices, reserve requirements and outstanding claims and potential collateral requirements, as well as risks specifically related to our ability to integrate the acquired business and the impact it may have on our risk appetite framework and related tolerances. Our governance process, led by our Board of Directors and including management's Peer Review Committee and process and the Risk Management function, reviews newly proposed transaction opportunities, capital matters, and other significant business initiatives. In order to effectively participate in future opportunities and manage downside risks (due to external events) we review and monitor our liquidity and available financing. We rely on our processes to help us to anticipate potential adverse changes and, where possible, avoid or mitigate them.
Capital Adequacy Risk.    Capital adequacy risk is the risk that capital levels are or become insufficient to ensure our insurance obligations will be met and policyholders are protected. We have a low appetite for capital adequacy risk. As well as meeting our regulatory and rating agency obligations, the ability to effectively participate in future opportunities is dependent upon the Group and its subsidiaries continually meeting (and/or exceeding) solvency requirements. We endeavor to manage our capital such that all of our regulated entities meet local regulatory capital requirements at all times and maintain adequate capital to enable our insurance obligations to be met while taking into account the risks faced. We aim to deploy capital efficiently and to establish adequate loss reserves that we believe will protect against future adverse developments. Capital adequacy and the need for our capital to continuously support the business under adverse circumstances is assessed via stress and scenario testing. Specific scenarios are mandated under the various regulatory regimes in which the Group and its subsidiaries operate. User-defined scenarios have also been developed and are regularly tested and reported on.
Investment/Market Risk.    Investment / Market risk is the risk of loss resulting from under-performing investment returns, dilution of investment capital, or adverse financial market movements (such as interest rates or exchange rates). Investment / Market risk can be broken down into the following sub-risks which may threaten our ability to effectively manage the investment portfolio: interest rate risk, credit spread risk, public equity risk, alternative investment risk, inflation risk and concentration risk. We manage Investment / Market risk in a number of ways, including through our investment policy; regular reviews of investment opportunities; market conditions; portfolio duration; concentration limitations; oversight of the selection and performance of external asset managers; regular stress testing of the portfolio against known and hypothetical scenarios; and established risk tolerance levels. Any changes to our established investment policy or risk tolerance levels are approved by our board of directors. In addition, we manage foreign currency exposure through management of asset/liability matching and use of derivatives. Investments are primarily managed by our Investment function, which is overseen by the Investment Committee of our board of directors.
Insurance Risk.    Insurance risk spans many aspects of our insurance operations, including underwriting risk, risk assumed upon acquisitions/portfolio transfers and risk associated with our reserving assumptions.
Acquisition Risk.    We manage acquisition risks through our acquisition evaluation process and our reserving practices discussed above in "Liability for Losses and Loss Adjustment Expenses." Acquisition pricing risk can arise from a potential loss in value following an acquisition due to an underestimation of liabilities, a failure to generate assumed future cash flows that supported the pricing analysis (due to an underperformance of investments and/or underestimation of expenses) or an unexpected increase in capital requirements necessary to support the transaction due to unanticipated regulatory changes. We rely on due diligence to strategically select risks, and assume only select portfolios when our due diligence supports our negotiated pricing and meet our result targets. In aggregate, we have a high risk appetite to continue to execute transactions, with no express restrictions on the size, geography or lines of business that we will review and consider. However, we have a low aggregate risk appetite for transactions that could ultimately have a negative impact on book value per share.

Reserving Risk. Reserving risk is the risk that a Company's reserves are not sufficient to cover its unpaid loss and loss adjustment expense costs. The estimation of reserves is subject to uncertainty because the ultimate cost of settling claims is dependent upon future events and loss development trends that can vary with the impact of economic, social, and legal and regulatory matters. We manage reserving risk through our reserving practices, our commutation and policy buy-back strategy, and our claims management practices. We also have local and group Reserving Committees that are responsible for managing reserving risk and making recommendations to our Chief Financial Officer on the appropriate level of reserves to include in our consolidated financial statements. For additional information relating to our loss reserving processes and our loss reserves by segment, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates."
Liquidity Risk.    Liquidity risk is the risk that we are unable to realize investments and other assets in order to settle financial obligations when they fall due or that we would have to incur excessive cost to do so. We manage this risk generally by following an investment strategy designed to emphasize the preservation of our invested assets and provide sufficient liquidity for the prompt payment of claims and contract liabilities, as well as for settlement of commutation payments. Liquidity risk also includes the risk of our dependence of our future cash flows upon the availability of dividends or other statutorily permissible payments from our subsidiaries, which is limited by applicable laws and regulations. Due to our acquisitive strategy, liquidity risk at the Group level also includes immediate cash needs as a result of the purchase of (re)insurance portfolios and/or capital injections into a new or existing subsidiary to support associated solvency requirements as a direct result of merger and acquisition activity or other significant changes. We manage this risk through our capital management and planning processes, which include reviews of minimum capital resources requirements at our regulated subsidiaries and anticipated distributions, regular stress testing of our subsidiaries' solvency and collateral requirements against known and hypothetical scenarios; as well as anticipated capital needs. We also seek to maintain the ability to draw on our Group revolving credit facility or access the capital markets to meet liquidity needs, as appropriate.
Credit / Counterparty Risk.     Credit risk relates to the uncertainty of a counterparty’s ability to make timely payments in accordance with contractual terms of the instrument or contract. We are exposed to direct credit risk primarily within our portfolios of fixed maturity and short-term investments, and through customers, brokers and reinsurers in the form of premiums receivable and reinsurance recoverables. In addition, we are exposed to credit risk through our funds withheld arrangements if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. We manage credit risk with respect to our reinsurance recoverables by ongoing monitoring of counterparty ratings and working to achieve prompt payment of reinsured claims, as well as through our commutation strategy. For funds withheld arrangements, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due. Where reinsurance is placed to mitigate any remaining active exposures in select portfolios, we firstly mitigate credit risk through our reinsurance purchasing process, where reinsurers are subject to financial security and rating requirements prior to approval and by limiting exposure to individual reinsurers. Thereafter we manage credit risk by the regular monitoring of reinsurance recoveries and premium due directly or via brokers and other intermediaries. In our fixed maturity and short-term investment portfolios, we attempt to mitigate credit risk through diversification and issuer exposure limitation.
Operational Risk.    Operational risk is the risk of a loss arising from inadequate or failed internal processes, or from external events, personnel, systems or third parties. Due to our acquisitive strategy, operational risk also includes risks and challenges associated with integrating new companies or portfolios into the Group. We seek to mitigate operational risks through the application of our policies and procedures and internal control and compliance processes throughout the Group and a focus on acquisition integration and assimilation of new companies into our internal control systems, including but not limited to operational incident management, business continuity planning, information security procedures, financial reporting controls and a review process for material third-party vendor usage.

Cyber and Information Security Risk. Cyber and information security risk is the risk that our IT infrastructure could be breached, resulting in a loss of confidential information, damage to our reputation, financial liability and/or a disruption to business operations, including an inability to access the underlying data. Cybersecurity threats extend from individual attempts to gain unauthorized access to our information technology systems to coordinated, elaborate, targeted or opportunistic attempts via a third party supplier's compromised IT environment. We have in place, and seek to continuously improve, a comprehensive system of security controls that are implemented by dedicated staff. Control activities are designed to prevent, detect and mitigate such threats. Such control activities include independent and in-house vulnerability assessments, access controls, data encryption, continuous monitoring of our information technology networks and systems, desktop testing of our cyber response plan, regular security risk education awareness and training sessions for all staff including on-going phishing testing, maintenance of backup and protective systems and embedding IT security assessments into the third party due diligence and oversight program.
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
Emerging Risks
As part of our ERM Framework, we maintain a Framework for the Management of Emerging Risk, which sets out the minimum standards by which emerging risks are identified, analyzed, evaluated, treated and reported on. Pursuant to this framework, the MRC and our Board Risk Committee continually monitor emerging risks and oversee changes to our ERM Framework to react to these risks, where appropriate. Emerging risks are defined as risks which may develop or which already exist but are difficult to quantify. They are marked by a high degree of uncertainty, and may or may not fall within the categories outlined above under "Risk Categories." While emerging risks are not fully understood or explicitly considered within the day-to-day operation of our business due to the lack of quantifiable data, we expect that the potential impacts of these risks may crystallize over time and therefore merit additional analysis, monitoring, evaluation and, when appropriate, management of the emerging risk. Recent examples of emerging risks that we review and consider include:
•Risks relating to the recalculation and/or transition from LIBOR to alternative benchmark rates;
•Risks relating to developing tax frameworks such as the OECD Pillar II Blueprint framework;
•Risks relating to our claims management activities, including social inflation, increased litigation funding, latent injury claims (e.g. Talcum powder, Glyphosate, Opioids) and laws that impose absolute liability for certain types of claims;
•Risks relating to climate change, including as a result of our investments, to transition risk (which arises from our efforts to mitigate the physical risks posed by climate change, for example by increasing our internal business investment to support transition to a low carbon economy or by incurring higher costs when using carbon intensive products); and
•Risks arising from the ongoing uncertainty in markets and other matters related to the COVID-19 global pandemics.

Regulation
General
The business of (re)insurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Our material operations are in Bermuda, the United Kingdom, the United States, Australia and several Continental European countries. We are subject to extensive regulation under the applicable statutes in these countries and any others in which we operate. In addition, the Bermuda Monetary Authority ("BMA") acts as group supervisor of our (re)insurance companies (our "Group"). A summary of the material regulations governing us in these countries is set forth below.
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
We are group supervised by the BMA. As our Group supervisor, the BMA performs a number of functions including: (i) coordinating the gathering and dissemination of information for other regulatory authorities; (ii) carrying out a supervisory review and assessment of our Group; (iii) carrying out an assessment of our Group's compliance with the rules on solvency, risk concentration, intra-group transactions and appropriate governance procedures; (iv) planning and coordinating, through regular meetings with other authorities, supervisory activities in respect of our Group; (v) coordinating any enforcement action that may need to be taken against our Group or any Group members; and (vi) coordinating meetings of colleges of supervisors in order to facilitate the carrying out of these functions. Cavello Bay Reinsurance Limited ("Cavello") serves as our Group’s Designated Insurer. As Designated Insurer, Cavello is required to facilitate compliance by our Group with the insurance solvency and supervision rules.
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
Operating Subsidiaries
The Insurance Act 1978 of Bermuda and related regulations, as amended (together, the "Insurance Act"), regulate the (re)insurance business of our operating subsidiaries in Bermuda. The Insurance Act imposes certain solvency and liquidity standards and auditing and reporting requirements and grants the BMA powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies.
Significant requirements pertaining to our regulated Bermuda subsidiaries vary depending on the class in which our company is registered, but generally include the appointment of a principal representative in Bermuda, the appointment of an independent auditor, the appointment of an approved loss reserve specialist, the filing of annual statutory and GAAP financial statements, the filing of annual statutory financial returns, the filing of quarterly financial returns, compliance with group solvency and supervision rules, and compliance with the Insurance Code of Conduct (relating to corporate governance, risk management and internal controls).

Our regulated Bermuda subsidiaries must also comply with a minimum liquidity ratio and minimum solvency margin. The minimum liquidity ratio requires that the value of relevant assets must not be less than 75% of the amount of relevant liabilities. The minimum solvency margin, which varies depending on the class of the insurer, is determined as a percentage of either net reserves for losses and LAE or premiums. Each of our regulated Bermuda-domiciled insurers is also subject to an enhanced capital requirement ("ECR") determined pursuant to a risk-based capital measure and are required to file a Commercial Insurer’s Solvency Self-Assessment (“CISSA”), and a financial condition report with the BMA. As of December 31, 2020, each of our Bermuda-based (re)insurance subsidiaries exceeded their respective minimum solvency and liquidity requirements.
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
Economic Substance Act
The Economic Substance Act 2018 (the “ESA”) was passed in Bermuda in December 2018. Under the provisions of the ESA, any Bermuda-registered entity engaged in a “relevant activity” (which includes insurance business and holding entity activities) must maintain a substantial economic presence in Bermuda. To the extent that the ESA applies to our entities registered in Bermuda, we are required to demonstrate compliance with economic substance requirements by filing an annual economic substance declaration with the Registrar of Companies in Bermuda.
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
The United Kingdom left the European Union on January 31, 2020 (commonly referred to as “Brexit”). The 11-month transition period, during which European Union rules remained in force, ended on December 31, 2020. For a discussion of the impact of Brexit on our operations, refer to "Item 1A. Risk Factors - Risks Relating to Laws and Regulation."
Our U.K.-based insurance subsidiaries are required to maintain adequate financial resources in accordance with the requirements of the U.K. Regulator. The calculation of the minimum capital resources requirements in any particular case depends on, among other things, the type and amount of insurance business written and claims paid by the insurance company. As of December 31, 2020, each of our U.K.-based insurance subsidiaries maintained capital in excess of the minimum capital resources requirements.
The Solvency II framework sets out requirements on capital adequacy and risk management for insurers. To the extent that Solvency II was already adopted by U.K. legislation, it remains in force post-Brexit. Insurers must comply with a Solvency Capital Requirement ("SCR"), which is calculated using either the Solvency II standard formula or a bespoke internal model. Our non-Lloyd's U.K. companies use the standard formula. It remains to be seen to what extent (if any) the U.K. will depart from the requirements of Solvency II post-Brexit in any new U.K. legislation that may be introduced.
The U.K. Regulator’s rules require our U.K. insurance subsidiaries to obtain regulatory approval for any proposed or actual payment of a dividend. The U.K. Regulator uses the SCR, among other tests, when assessing requests to make distributions.
Under the Financial Services and Markets Act of 2000 ("FSMA"), any company or individual (together with its concert parties) proposing to directly or indirectly acquire "control" over a U.K. authorized insurance company (which is generally defined as acquiring 10% or more of the shares or voting power in a U.K. authorized insurance company or its parent company) must seek prior approval of the U.K. Regulator of its intention to do so. A person who is already deemed to have "control" will require prior regulatory approval if the person increases the level of "control" beyond 20%, 30% and 50%.

Lloyd’s
As of December 31, 2020, we participated in the Lloyd’s market through our interests in: (i) Atrium's Syndicate 609, which is managed by Atrium Underwriters Limited ("AUL"), a Lloyd's managing agent; (ii) StarStone's Syndicate 1301, which is managed by SUL, a Lloyd's managing agent; and (iii) Syndicate 2008, a syndicate that has permission to underwrite RITC business and other run-off or discontinued business type transactions with other Lloyd’s syndicates. SUL serves as managing agent for Syndicate 2008. All of the Group's underwriting by these syndicates is supported by a single corporate member. On January 1, 2021, we sold the Atrium business as discussed in Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Our Lloyd’s operations are subject to authorization and regulation by the U.K. Regulator and compliance with the Lloyd’s Act(s) and Byelaws and regulations, as well as the applicable provisions of the FSMA. The Council of Lloyd’s has wide discretionary powers to regulate its members, and its exercise of these powers might affect the return on an investment of the corporate member in a given underwriting year. This discretion includes the ability to assess up to 3% of a member’s underwriting capacity in any one year as a Central Fund contribution.
The underwriting capacity of a corporate member of Lloyd’s must be supported by providing a deposit (referred to as "Funds at Lloyd’s") in the form of cash, securities, letters of credit or other approved capital instrument in satisfaction of its capital requirement. The amount of the Funds at Lloyd’s is assessed annually and is determined by Lloyd’s in accordance with applicable capital adequacy rules.
Business plans, including maximum underwriting capacity, for Lloyd’s syndicates requires annual approval by the Lloyd’s Franchise Board, which may require changes to any business plan or additional capital to support underwriting plans.
In order to achieve finality and to release their capital, Lloyd’s members are usually required to have transferred their liabilities through an approved RITC, such as those offered by Syndicate 2008. RITC is generally put in place after the third year of a syndicate year of account. On successful conclusion of RITC, any profit from the syndicate for that year of account can be fully remitted by the managing agent to the syndicate’s members.
The Lloyd’s market has applied the Solvency II internal model under Lloyd’s supervision, and our Lloyd’s operations are required to meet Solvency II standards. The Society of Lloyd's has received approval from the PRA to use its internal model under the Solvency II regime.
Lloyd’s approval is required before any person can acquire control of a Lloyd’s managing agent or Lloyd’s corporate member.
United States
Our insurance and reinsurance companies domiciled in the United States consist of property and casualty companies in run-off. Our U.S. insurers are subject to extensive governmental regulation and supervision by the states in which they are domiciled, licensed and/or eligible to conduct business. The insurance laws and regulations of the state of domicile have the most significant impact on operations. We currently have U.S. insurers and reinsurers domiciled in Texas, New York, Missouri, Oklahoma and Rhode Island and minority owned affiliates in Delaware and Pennsylvania.
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
U.S. insurers are also required to maintain minimum levels of solvency and liquidity as determined by law, and to comply with risk-based capital requirements and licensing rules. Insurers having less statutory surplus than required by the risk-based capital calculation will be subject to varying degrees of regulatory action. If any of our U.S. insurers were to have risk-based capital levels that are below required levels, they would be subject to increased regulatory scrutiny and control by their domestic and possibly other insurance regulators. As of December 31, 2020, all of our U.S. insurers exceeded their required levels of risk-based capital.
Applicable insurance laws also limit the amount of dividends or other distributions our U.S. insurers can pay to us. The insurance regulatory limitations on dividends are generally based on statutory net income and/or certain levels of statutory surplus as determined by the insurer’s state or states of domicile and approval must be obtained before an insurer may pay a dividend or make a distribution above these thresholds.

All states have enacted legislation regulating insurance holding company systems that requires each insurance company in the system to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. The NAIC has adopted amendments to the Insurance Holding Company System Regulatory Act and associated regulations, which all states in which our U.S. insurers are domiciled have adopted. The amendments provide the regulators with additional tools to evaluate risks to an insurance company within the insurance holding company system. They impose more extensive informational requirements on parents and other affiliates of licensed insurers with the purpose of protecting them from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person of the insurers identifying the material risks within the insurance holding company system that could pose enterprise risk to the insurers and requiring a person divesting its controlling interest to make a confidential advance notice filing.
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
In addition, the NAIC’s Corporate Governance Annual Disclosure (“CGAD”) Model Act and Regulation requires the annual filing of a disclosure describing the insurance group’s corporate governance structure, policies, and practices. The Model Act and Regulation have been adopted in most of the states in which we have insurers domiciled. There are no premium thresholds for CGAD.
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
APRA’s prudential standards require that all insurers maintain and meet prescribed capital adequacy requirements designed to ensure that insurers meet their insurance obligations under a wide range of scenarios.
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
An insurer must obtain APRA’s written consent prior to making any capital releases, including any payment of dividends in excess of current year earnings. Our insurance subsidiary must provide APRA a valuation prepared by an appointed actuary that demonstrates that the tangible assets of the insurer, after the proposed capital reduction, are sufficient to cover its insurance liabilities to a 99.5% level of sufficiency of capital before APRA will consent to a capital release or dividend above the prescribed limit.
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
Europe
We have subsidiaries in Belgium, as well as StarStone Insurance SE, a Liechtenstein-based company that is regulated by the Financial Markets Authority. Our subsidiaries and branches in European jurisdictions such as Belgium and Liechtenstein are regulated in their respective home countries. The application of the Solvency II framework across such European jurisdictions generally results in a more uniform approach to regulation. Typically, such regulation is for the protection of policyholders and ceding insurance companies rather than shareholders. Regulatory authorities generally have broad supervisory and administrative powers over such matters as licenses, standards of solvency including minimum capital and surplus requirements, investments, reporting requirements relating to capital structure, ownership, financial condition and general business operations, special reporting and prior approval requirements with respect to certain transactions among affiliates, reserves for unpaid losses and LAE, reinsurance, dividends and other distributions to shareholders, periodic examinations and annual and other report filings.
Available Information
We maintain a website with the address http://www.enstargroup.com. The information contained on our website is not included as a part of, or incorporated by reference into, this filing. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports, as soon as reasonably practicable after the material is electronically filed with or otherwise furnished to the U.S. Securities and Exchange Commission, (the "SEC"). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are also available on the SEC’s website at http://www.sec.gov. In addition, copies of our Code of Conduct and the governing charters for the Audit, Compensation, Nominating and Governance, Investment, Risk, and Executive Committees of our Board of Directors are available free of charge on our website.

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
You should carefully consider these risks along with the other information included in this document, including the matters addressed above under "Cautionary Note Regarding Forward-Looking Statements and Summary of Risk Factors" before investing in any of our securities. We may amend, supplement or add to the risk factors described below from time to time in future reports filed with the SEC.
A summary of our risk factors is included above under the heading "Cautionary Note Regarding Forward-Looking Statements and Summary of Risk Factors."
We have categorized our risk factors into the following areas:
•Risks Relating to our Run-off Business
•Risks Relating to Liquidity and Capital Resources
•Risks Relating to our Investments
•Risks Relating to Laws and Regulations
•Risks Relating to our Operations
•Risks Relating to Taxation
•Risks Relating to Ownership of our Shares

Risks Relating to our Run-off Business
Inadequate loss reserves could reduce our net earnings and capital surplus, which could have a materially adverse impact on our results of operations and financial condition.
Our success is dependent upon our ability to assess accurately the risks associated with the business that we have acquired or will acquire in the future. We are required to maintain a best estimate of reserves to cover the estimated ultimate liability for losses and LAE for both reported and unreported incurred claims. As of December 31, 2020, gross reserves for losses and LAE reported on our balance sheet were $10.6 billion. The process of establishing these reserves includes a significant level of judgment. As a result, these reserves are only estimates of what we expect the settlement and administration of claims will cost based on facts and circumstances known to us, as well as actuarial methodologies, historical industry loss ratio experience, loss development patterns, estimates of future trends and developments and other variable factors such as inflation. We cannot be certain that ultimate losses will not exceed our estimates of losses and LAE because of the uncertainties and inherent judgements that surround the estimation process (which are discussed in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Losses and Loss Adjustment Expenses"). As a result, actual losses and LAE paid will deviate, perhaps substantially, from the reserve estimates reflected in our financial statements due to legal, judicial, social, technological or other factors, including changes in loss inflation. If our reserves are insufficient to cover our actual losses and LAE, we would have to augment our reserves and incur a charge to our earnings. These charges could be material and would reduce our net earnings and capital and surplus.
In our Non-life Run-off business, loss reserves include asbestos and environmental ("A&E") liabilities and liabilities associated with personal injury A&E claims from acquired companies with legacy manufacturing businesses. Ultimate values for A&E claims cannot be estimated using traditional reserving techniques, and there are significant uncertainties in estimating losses for these claims. Factors contributing to the uncertainty include long waiting periods, reporting delays and difficulties identifying contamination sources and allocating damage liability. Developed case law and adequate claim history do not always exist for A&E claims, and changes in the legal and tort environment affect the development of such claims. To further understand this risk, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Losses and Loss Adjustment Expenses - Non-Life Run-off - Loss Reserving (Latent Claims)".

Emerging claim and coverage issues could adversely affect the adequacy of our provision for losses and LAE.
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
We may not be able to sustain our growth through acquisitions.
We have pursued and, as part of our strategy, will continue to pursue growth through financially beneficial acquisitions of insurance companies and portfolios of insurance and reinsurance business in run-off (“run-off business”), including through reinsurance. Because the execution of our claims management strategies naturally results in the reduction of our losses and LAE over time (with associated assets including cash and investment reducing commensurately as claims are paid), we must continually acquire an adequate amount of run-off business that aligns with our strategic objectives. However, the acquisition of suitable run-off business is highly competitive and driven by several factors, including proposed acquisition price, reputation, collateral arrangements, and financial resources. In recent years, new competitors have entered the insurance run-off space, including through the formation of reinsurance companies or the use of other financial products intended to acquire insurance liabilities in run-off. We expect competition from these sources and others to continue to increase over time. As a result, we may be unable to source an adequate amount of favorable acquisition transactions at acceptable prices with acceptable terms, which could prevent us from achieving future growth.
Our acquisitions may not be financially beneficial to us or our shareholders.
The evaluation and negotiation of potential acquisitions, as well as the integration of acquired businesses or portfolios, can be complex and costly and requires substantial management resources. Our acquisitions could involve numerous additional risks that we may not be able to identify during the due diligence process, such as potential losses from unanticipated litigation, levels of covered claims or other liabilities and exposures, an inability to generate sufficient investment income and other revenue to offset acquisition costs and financial exposures in the event that sellers breach their representations and warranties and/or are unable or unwilling to meet their indemnification, reinsurance and other contractual obligations to us.
Our run-off business entails acquiring and managing insurance and reinsurance companies, portfolios of insurance and reinsurance, and companies with liabilities related to legacy manufacturing operations. Unlike traditional insurers and reinsurers, our companies and portfolios in run-off no longer underwrite new policies and their stated provisions for losses and LAE may not be sufficient to cover future losses and the cost of run-off. Because our non-life companies and portfolios in run-off generally no longer collect underwriting premiums, our resources to cover losses are limited to our assets backing stated reserves and our equity.
To achieve positive operating results from an acquisition, we must first price the transaction on favorable terms relative to the risks posed by the acquired business and then successfully manage the acquired reserves by efficiently managing claims, collecting from insurers or reinsurers, generating investment returns on the assets supporting the acquired business and controlling expenses. Failure to successfully perform these activities in line with our pricing assumptions could result in us having to cover losses sustained with capital, which would materially and adversely impact our ability to grow our business and may result in material losses.
We may not be able to realize the anticipated benefits of acquisitions, which may result in underperformance relative to our expectations and have a material adverse effect on our business, financial condition or results of operations.
The acquisitions we have made and expect to make in the future may pose operational challenges that divert management’s time and energy and expose us to risks relating to:
•the value of liabilities assumed being greater than expected;

•the value of assets or our anticipated return on assets being lower than expected or diminishing for reasons including credit defaults, changes in interest rates, declines in the market value, inflation or delays in implementation of our intended investment strategies;
•funding cash flow shortages that may occur if anticipated revenues are not realized or are delayed, if expenses are greater than anticipated, or if assets are not liquid;
•integrating financial and operational reporting systems and internal controls of acquired businesses, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and our reporting requirements under the Exchange Act;
•leveraging our existing capabilities and expertise into the business acquired and establishing synergies within our organization;
•funding increased capital needs and overhead expenses;
•integrating technology platforms and managing any increased cybersecurity risk;
•the timely transfer and integrity of data needed to manage acquired business;
•obtaining and retaining management personnel required for expanded operations;
•fluctuating foreign currency exchange rates relating to the assets and liabilities we may acquire;
•goodwill and intangible asset impairment charges; and
•complying with applicable laws and regulations.
If we are unable to address some or all of these challenges, our acquisitions may underperform relative to our expectations and our business may be materially and adversely affected.
We may not complete future acquisitions within the time frame we anticipate or at all, which could have a negative effect on our business, financial condition or results of operations.
Once we have signed a definitive agreement to acquire a business or portfolio, conditions to closing, such as obtaining regulatory approvals or shareholder approvals, must be met before the acquisition can be completed. These and other closing conditions may not be satisfied at all, or may cause a material delay in the anticipated timing of closing. In addition, our ability to complete the acquisition on the originally anticipated terms, or at all, could be jeopardized if a seller receives competing proposals, if litigation is brought challenging the transaction or certain of its terms, or if regulators impose unexpected burdensome terms and conditions on the transaction. Failure to complete an acquisition on the originally anticipated terms, or a significant delay in the closing, could result in significant expense, diversion of time and resources, reputational damage, litigation and a failure to realize the anticipated benefits of the acquisition, all of which could materially adversely impact our business, financial condition and results of operations.
The impact of COVID-19 and related risks could adversely affect our business, results of operations, financial condition, and liquidity and capital resources, and any future impact on our business is difficult to predict at this time.
The ongoing COVID-19 pandemic has caused significant disruption to the economy and financial markets globally, and the full extent of the impacts of COVID-19 are not yet known. Our results of operations, financial condition, and liquidity and capital resources have been adversely impacted by the COVID-19 pandemic, and the future impact of the pandemic is difficult to predict. Uncertainty in a global economic recovery is high, principally due to the varying abilities of individual countries to manage and contain new outbreaks of COVID-19, which has led to a wide range of economic responses. We are unable to predict what the long-term economic impact of the COVID-19 pandemic will be and how that will impact our business. In addition, we believe we are subject to the following heightened risks related to the COVID-19 pandemic:
•Investments. Due in large part to the uncertainty caused by the COVID-19 pandemic in global financial markets, our investment portfolio has experienced significant volatility. In the first quarter of 2020, we experienced significant unrealized losses (largely due to widening credit spreads on fixed income investments and changes in the fair value of our equity and fund investments), heightened credit risk, and declines in yields on our fixed income investments. Although these unrealized losses reversed since the first quarter of 2020, our investment portfolios may continue to experience significant volatility and could be adversely impacted by unfavorable market conditions caused by the COVID-19 pandemic, which could cause continued volatility in our results of operations and negatively impact our financial condition.
•Debt and Equity Financing. As a result of the economic uncertainty caused by the COVID-19 pandemic, capital and debt markets continue to experience volatility that could negatively impact our ability to raise additional capital through the debt or equity capital markets or through bank or other debt financing. If we are unable obtain adequate capital on suitably attractive terms (or at all), we may be unable to implement our future growth or operating plans to their fullest potential (or at all), and our business, financial condition, and results of operations could be materially adversely affected.
•Liquidity. Due to the change in fair value of our investments caused by the COVID-19 pandemic, we and our insurance and reinsurance subsidiaries may need additional capital to maintain compliance with regulatory capital requirements and/or be required to post additional collateral under existing debt facilities and/or reinsurance arrangements, which could reduce our liquidity. If market conditions deteriorate, we may not be able to secure letters of credit to satisfy certain of our existing collateral obligations, whether because we cannot obtain new letter of credit facilities, extend or renew existing letter of credit facilities, or negotiate favorable or acceptable pricing or other terms or conditions. In addition, we may experience a reduction in the amount of available dividend or capital distribution capacity from our regulated insurance and reinsurance subsidiaries, which would also reduce our available liquidity resources.
•Operational Disruptions. We rely on the continued productivity of our senior executive team, our employees, and our third party administrators, suppliers and outsourcing providers to carry out our operations. If any of these people are unable to continue to work productively, or at all, due to illness, government restrictions, remote working conditions, or other disruptions related to the COVID-19 pandemic, our ability to conduct our operations may be adversely affected.
•Cybersecurity. Like many other companies, most of our employees are working remotely, and we are therefore more dependent on our information technology systems and the continued access by our employees and service providers to reliable internet and telecommunications systems. We will be adversely affected if these systems do not function effectively or are disrupted due to heightened demand, cybersecurity attacks and data security incidents, or for any other related reason. These types of operational and technological disruptions that impact our people and/or systems and others we may not foresee, would negatively impact our ability to settle claims efficiently, complete acquisitions, integrate our acquired businesses, manage our investments, or otherwise conduct our business.
Circumstances caused by the COVID-19 pandemic are complex, uncertain and continuing to evolve. We therefore may not be able to accurately predict the extent the COVID-19 pandemic adversely affects our financial condition or results of operations, and it may also have the effect of heightening additional risks described herein.
Risks Relating to Liquidity and Capital Resources
The amount of statutory capital that we must hold in order to maintain our financial strength and credit ratings and meet certain regulatory requirements can vary significantly from time to time and is sensitive to several factors.
Statutory capital requirements for our insurance subsidiaries are prescribed by the applicable insurance regulators in the jurisdictions in which we operate, including Bermuda, the United States, the United Kingdom, the European Union and Australia. Insurance regulators have established risk-based capital adequacy measures, such as the Bermuda Solvency Capital Requirement ("BSCR") in Bermuda and the Solvency II regime in the European Union and United Kingdom, which provide minimum solvency and liquidity requirements for insurance companies. The amount of capital that we and/or our insurance subsidiaries are required to hold may increase or decrease depending on a variety of factors including the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of capital needed to support future growth through acquisitions, changes in the value of investments, changes in interest rates and foreign currency exchange rates, as well as changes to the relevant regulatory capital adequacy measures and frameworks. Many of these factors are outside of our control, and our overall liquidity and credit ratings are significantly influenced by the level of statutory capital and surplus in our insurance subsidiaries. If statutory capital requirements increase or if our insurance subsidiaries' solvency decreases, our subsidiaries would be required to hold more capital, and our ability to obtain distributions from these subsidiaries could be limited. If we fail to maintain adequate statutory capital, the regulators may restrict our activities and prohibit us and our subsidiaries from completing acquisitions without raising additional capital.
We may require additional capital and credit in the future that may not be available or may only be available on unfavorable terms.
Our future capital requirements depend on many factors, including acquisition and investment activity, our ability to manage the run-off of our assumed liabilities, our ability to establish reserves at levels sufficient to cover losses, and our obligations to satisfy statutory capital requirements. We may need to raise additional capital and liquidity through equity or debt financings in the future. Our ability to secure this financing may be affected by a number of factors, including volatility in the global financial markets, the strength of our capital position and operating results. In addition, an unfavorable change or downgrade of our issuer credit ratings could increase the interest rate or commission rate charged under our debt facilities and may make it more expensive for us to access capital markets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us, and could limit our strategic, financial and operational flexibility, including as a result of the need to dedicate a greater portion of our cash flows from operations to preferred share dividends and interest and principal payments on our debt financing and to comply with more burdensome covenant restrictions from our various debt and letter of credit facilities.
In addition, we may not achieve the desired regulatory capital treatment for any potential issuance of debt or equity securities due to changing solvency capital eligibility requirements under the Bermuda Insurance (Group Supervision) Rules 2011 (the "Group Supervision Rules") to which we are subject. For example, our outstanding preferred shares and junior subordinated notes qualify as Tier 2 capital and our outstanding senior notes qualify as Tier 3 capital, in accordance with the Group Supervision Rules. For these instruments to continue to receive the intended regulatory capital treatment, their terms must reflect the criteria contained in the Group Supervision Rules and any amendments thereto. If the BMA applies any changes to the Group Supervision Rules governing eligible capital such that our outstanding preferred shares and notes no longer receive their intended capital treatment under the Group Supervision Rules, we may be unable to maintain adequate regulatory capital. If we cannot obtain adequate capital or credit, our business, results of operations and financial condition could be adversely affected by, among other things, our inability to finance future acquisitions.
Our reinsurance subsidiaries may be required to provide collateral to ceding companies pursuant to their reinsurance contracts. Their ability to conduct business could be significantly and negatively affected if they are unable to do so or if any letters of credit posted as collateral cannot be renewed or are drawn upon by a ceding company.
Our reinsurance subsidiaries are often required to post collateral in the form of letters of credit, trust funds or other assets in order to provide security for their reinsurance obligations and to provide ceding companies with statutory credit for such reinsurance. If our reinsurance subsidiaries are unable to post the required collateral or the cost of providing such collateral materially increases, their operations could be significantly and negatively affected, which in turn could limit our ability to complete certain run-off acquisitions on favorable terms, which could negatively impact our business, financial condition and results of operations. Depending on economic, credit market and regulatory factors, our reinsurance subsidiaries may not be able to secure letters of credit to satisfy requirements to post collateral in support of their reinsurance obligations. If our reinsurance subsidiaries cannot post collateral in the form of letters of credit, then our reinsurance subsidiaries will have to post a greater amount of collateral in the form of trust funds or other assets, limiting our ability to invest (and consequently derive investment income from) such assets and constrain our liquidity, which could negatively impact our business, financial condition and results of operations. In addition, if the beneficiary of any letter of credit draws funds against the letter of credit, we would be obligated to immediately repay the bank that issued the letter of credit the amount of such drawn funds, which could increase our indebtedness and significantly and negatively affect our liquidity and financial condition.
Uncertain conditions in the global economy generally may materially adversely affect our business, results of operations and financial condition.
In the event of financial turmoil affecting the global banking system and global financial markets (which may result from a variety of events such as natural or man-made disasters, including global pandemic, war, or terrorism) or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed maturity, credit, currency, and equity markets. This could have several effects on our business, including our ability to obtain financing for future acquisitions. Even if financing is available, it may only be available on terms that are not favorable to us, which would decrease our profitability.
Global and local economic conditions could also increase the number and size of claims made under our policies, our counter-party credit risk, and the ability of our counterparties to establish or maintain their relationships with us.
Net investment income and net realized and unrealized gains or losses also could vary materially from expectations depending on market conditions; impairment charges resulting from revaluations of debt and equity securities and other investments; interest rates; inflation; cash balances; and changes in the fair value of financial and derivative instruments. Increased volatility in the financial markets and overall economic uncertainty would increase the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them.

Reinsurers may not satisfy their obligations to our (re)insurance subsidiaries, which could result in significant losses or liquidity issues for us.
Our (re)insurance subsidiaries are subject to credit risk with respect to their reinsurers because the transfer of risk to a reinsurer does not relieve our subsidiaries of their liability to the insured. Reinsurance companies may be negatively impacted or downgraded during difficult financial and economic conditions in the global capital markets and economies. In addition, reinsurers may be unwilling to pay our subsidiaries even though they are able to do so, or disputes may arise regarding payment obligations. The failure of one or more of our subsidiaries’ reinsurers to honor their obligations in a timely fashion may affect our cash flows and liquidity, reduce our net earnings or cause us to incur a significant loss. Disputes with our reinsurers may also result in unforeseen expenses relating to litigation or arbitration proceedings. A reinsurer’s inability or unwillingness to honor its obligations may negate the intended risk-reducing impact of our reinsurance.
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
We are a holding company and therefore we are dependent on distributions of funds from our operating subsidiaries to fund acquisitions, fulfill financial obligations in the normal course of our business, including payments on our outstanding notes, and pay dividends to our shareholders, including holders of our preferred shares and, in turn, the related depositary shares. The ability of our (re)insurance subsidiaries to make distributions to us may be limited by various business considerations and applicable insurance laws and regulations in jurisdictions in which we operate (which are described in "Item 1. Business - Regulation"). The ability of our subsidiaries to make distributions to us may also be restricted by, among other things, other applicable laws and regulations and the terms of our debt obligations and our subsidiaries’ debt obligations. If our subsidiaries are restricted from making distributions to us, we may be unable to maintain adequate liquidity to fund acquisitions or fulfill our financial obligations.
Fluctuations in currency exchange rates may cause us to experience losses.
We maintain a portion of our investments, insurance liabilities and insurance assets denominated in currencies other than U.S. dollars. Consequently, we and our subsidiaries may experience foreign exchange losses, which could adversely affect our results of operations. Additionally, we publish our consolidated financial statements in U.S. dollars. Therefore, fluctuations in exchange rates used to convert other currencies used by our subsidiaries, particularly Australian dollars, Canadian dollars, British pounds and Euros, into U.S. dollars will impact our reported financial condition, results of operations and cash flows from year to year.
Our failure to comply with covenants contained in our credit facilities or in the indentures governing our outstanding notes could trigger repayment obligations, which could adversely affect our results of operations and financial condition.
We and our subsidiaries currently have a revolving credit facility, several outstanding letter of credit facilities and outstanding senior and junior notes. We depend on access to our credit facilities and the capital provided by our outstanding notes in operating our business. The credit facilities and the indentures governing our outstanding notes contain various business and financial covenants that impose requirements with respect to our financial condition and restrictions on us and certain of our subsidiaries with respect to, among other things, mergers and consolidations, acquisitions, amalgamations and sales of substantially all assets, indebtedness and guarantees, dispositions, dividends and stock repurchases, investments and liens. We may also enter into future debt arrangements containing similar or different restrictive business and financial covenants. Our failure to comply with these covenants could result in an event of default under the credit facilities or the indentures governing our outstanding notes, which could result in us being required to repay any amounts outstanding under our revolving credit facility or the outstanding notes prior to maturity and/or post alternative collateral in respect of outstanding letters of credit that support reinsurance obligations. These obligations could have an adverse effect on our results of operations and financial condition, including our capital and liquidity. In addition, complying with these covenants could limit our financial and operational flexibility. Our credit facilities and our outstanding notes are described in more detail in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt Obligations."

Risks Relating to our Investments
The value of our (re)insurance subsidiaries’ investment portfolios and the investment income that our (re)insurance subsidiaries receive from these portfolios may decline materially as a result of market fluctuations and economic conditions, including those related to interest rates and credit spreads.
We derive a significant portion of our income from our invested assets, which consist primarily of investments in fixed maturity securities. The value of our subsidiaries’ investments in fixed maturity securities will generally increase or decrease with changes in interest rates and credit spreads. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would, all else being equal (i.e. no movement in credit spreads), increase net unrealized losses, which would decline over time as the security approaches maturity. Conversely, a decline in interest rates, all else being equal (i.e. no movement in credit spreads) would increase net unrealized gains, which would decline over time as the security approaches maturity. Additionally, new investments of cash or the reinvestment of proceeds from sales of securities would likely be invested at lower interest rates thereby decreasing net investment income on those proceeds. The fair market value can also decrease as a result of a deterioration of the credit quality of those securities. Any perceived decrease in credit quality may cause credit spreads to widen, all else equal, and this would result in an increase in net unrealized losses. A deterioration of credit ratings on our fixed maturity security investments may result in a preference to liquidate these securities in the financial markets. If we liquidate these securities during a period of deteriorating credit, we may realize a significant loss.
The Financial Conduct Authority of the United Kingdom plans to phase out LIBOR by the end of 2021. A significant portion of our investments in fixed maturities is in LIBOR-based instruments. There is currently no definitive replacement rate for LIBOR, and we therefore are unable to determine the potential impact of the LIBOR change on our investment results.
Some of our fixed maturity securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk, or the risk that principal will be returned more rapidly or slowly than expected, as a result of interest rate fluctuations. When interest rates decline, consumers tend to make prepayments on their mortgages (often through refinancing), causing us to be repaid more quickly than we might have originally anticipated, meaning that our opportunities to reinvest these proceeds back into the investment markets may be at reduced interest rates (with the converse being true in a rising interest rate environment). Mortgage-backed and other asset-backed securities are also subject to default risk on the underlying securitized mortgages, which would decrease the value of our investments.
The changes in the market value of our securities that are classified as trading or available-for-sale ("AFS") are reflected in our financial statements. Other-than-temporary impairment losses in the value of our fixed maturity securities are also reflected in our financial statements. As a result, a decline in the value of the securities in our investment portfolios may materially reduce our net income and shareholders’ equity, and may cause us to incur a significant loss. For more information on our investment portfolios, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investable Assets."
Our investments in alternative investments may be illiquid and volatile in terms of value and returns.
In addition to fixed maturity securities, we have invested, and may from time to time continue to invest, in alternative investments such as hedge funds, fixed income funds, equity funds, private equity funds and co-investments, collateralized loan obligation ("CLO") equities, CLO equity funds, real estate funds and other alternative investments. These and other similar investments may be illiquid due to restrictions on sales, transfers and redemption terms, may have different, more significant risk characteristics than our investments in fixed maturity securities and may also have significantly more volatile values and returns, all of which could negatively affect the market value of our investments, our investment income, and our overall portfolio liquidity. Alternative or "other" investments may not meet regulatory admissibility requirements or may result in increased regulatory capital charges to our insurance subsidiaries that hold these investments, which could limit those subsidiaries’ ability to pay dividends and make capital distributions to us and, consequently, negatively impact our liquidity. For more information on our alternative investments, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investable Assets."

A significant amount of our investments in alternative investments are contained in the InRe Fund, a hedge fund managed by AnglePoint, which exercises broad discretionary authority to determine how the underlying funds are invested. The performance of such investments is dependent on the manager’s ability to select and manage appropriate investments and the ability of its key personnel to develop and implement appropriate investment strategies.
We have made significant direct investments in the InRe Fund, L.P. (the “InRe Fund”), a hedge fund managed by AnglePoint Asset Management Ltd. ("AnglePoint"), an affiliate of Hillhouse Capital Management, Ltd. and Hillhouse Capital Advisors, Ltd. (together, "Hillhouse Capital"). Our investment in the InRe Fund had a carrying value of $2.4 billion as of December 31, 2020 (December 31, 2019: $918.6 million). Funds managed by Hillhouse Capital collectively own 9.4% of our voting ordinary shares.
Subject to certain limitations, AnglePoint has broad discretionary authority to determine how our investments in the InRe Fund are invested. As a result, the success of our investment in the InRe Fund is dependent on AnglePoint’s ability to select and manage appropriate investments and the ability of AnglePoint’s key personnel to develop and implement appropriate investment strategies. The failure of AnglePoint or any of its key personnel to perform adequately (or a loss or diminution of the services provided by AnglePoint’s key personnel) could result in losses or lower than expected profits, either of which could significantly and negatively affect our investment returns and results of operations.
Like our other alternative investments, our investments in the InRe Fund may have different, more significant risk characteristics than our investments in fixed maturity securities and may also have more volatile values and returns than the broader equity markets, all of which could negatively affect our investment income and overall portfolio liquidity. Furthermore, the InRe Fund employs investment strategies and trading techniques that involve the use of margin, derivatives and other forms of financial leverage or short sales, all of which could result in significant or outsized realized or unrealized losses and negatively affect the value and liquidity of our investment portfolio, which could materially adversely impact our financial condition and results of operations.
Past performance is not indicative of future results, and our investment in the InRe Fund may not achieve future results that are comparable to historical results. Additionally, because the performance of our investments in the InRe Fund is only one component of our overall results, the performance of an investment in our shares may not correlate with the performance of this investment. For more information about our investment in the InRe Fund refer to Note 21 “Related Party Transactions” in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Our strategic investments in joint ventures and/or entities accounted for using the equity method are illiquid and may be volatile in terms of value and returns.
We have also invested, and we expect to continue to make significant investments, in joint ventures and in other entities that we do not control. In these investments, many of which are accounted for using the equity method, we may lack management and operational control over the entities in which we are invested, which may limit our ability to take actions that could protect or increase the value of our investment. These investments are typically illiquid due to contractual provisions that restrict our ability to transfer our interest. In addition, our lack of operational control and the financial condition and performance of these businesses at any given time may prevent us from obtaining liquidity through distributions from these investments in a timely manner or on favorable terms.
The valuation of our investments may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our financial condition or results of operations.
Fixed maturity and alternative investments, such as hedge funds, fixed income funds, equity funds, private equity funds and co-investments, CLO equities, CLO equity funds and real estate funds represent the majority of our total cash and invested assets. These investments are reported at fair value on our consolidated balance sheet. Fair value prices for all trading and AFS securities in the fixed maturities portfolio are independently provided by our investment accounting service providers, investment managers, fund administrators, and investment custodians, each of which utilize internationally recognized independent pricing services. We record the unadjusted price provided by our accounting service providers, managers or custodians, after we perform an internal validation process. Fair value for our alternative investments is estimated based primarily on the most recently reported net asset values reported by the fund manager, which we may adjust following our internal review. Additionally, for some strategic investments for which we have elected the fair value option, our valuations of these investments is based on internal valuation models and methodologies that are subject to estimates and judgements that can vary from quarter to quarter.
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
We strive to structure the duration of our investments in a manner that recognizes our liquidity needs to satisfy future liabilities. Because of the unpredictable nature of losses and associated collateral provisions that may arise under the (re)insurance policies issued by certain of our subsidiaries and as a result of our opportunistic commutation strategy, our liquidity needs can be substantial and may arise at any time. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our general liability profile. If we are unsuccessful in managing our investment portfolio within the context of this strategy, we may be forced to liquidate our investments at times and at prices that are not optimal, and we may have difficulty liquidating some of our alternative investments due to restrictions on sales, transfers and redemption terms. This could have a material adverse effect on the performance of our investment portfolio. Alternatively, we may forego investment income if the asset duration is shorter than our liability duration profile which could negatively impact our earnings.
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
We are subject to the insurance laws and regulations of a number of jurisdictions worldwide. Existing laws and regulations, among other things, limit the amount of dividends and capital that can be paid to us by our (re)insurance subsidiaries, prescribe solvency and capital adequacy standards, impose restrictions on the amount and type of investments that can be held to meet solvency and capital adequacy requirements, require the maintenance of reserve liabilities, and require pre-approval of acquisitions, reinsurance transactions and certain affiliate transactions. Failure to comply with these laws and regulations or to maintain appropriate authorizations, licenses, and/or exemptions under applicable laws and regulations may cause governmental authorities to preclude or suspend our insurance or reinsurance subsidiaries from carrying on some or all of their activities, place one or more of them into rehabilitation or liquidation proceedings, impose monetary penalties or other sanctions on them or our affiliates, or commence insurance company delinquency proceedings against our insurance or reinsurance subsidiaries. The application of these laws and regulations by various governmental authorities may affect our liquidity and restrict our ability to expand our business operations through acquisitions or to pay dividends on our ordinary or preferred shares. Furthermore, compliance with legal and regulatory requirements may result in significant expenses, which could have a negative impact on our profitability. To further understand these regulatory requirements, see "Item 1. Business - Regulation."
In the United States, the Dodd-Frank Act addresses the entire financial services industry and includes initiatives such as the creation of a Federal Insurance Office and other federal oversight agencies, the requiring of more transparency, accountability and focus in protecting investors and businesses, the input of shareholders regarding executive compensation, and the enhanced empowerment of regulators to punish fraud and unethical business practices. Continued compliance with these laws and regulations is likely to result in additional regulation and additional costs for us. In addition, the (re)insurance industry has experienced volatility as a result of investigations, litigation and regulatory activity by various insurance, governmental and enforcement authorities concerning certain practices within the (re)insurance industry. (Re)insurance companies that we have acquired, or may acquire in the future, may have been or may become involved in these or other investigations, litigation or regulatory activity and may have lawsuits filed or other regulatory actions taken against them. Our involvement in any such activity would cause us to incur legal costs and, if we or any of our insurance or reinsurance subsidiaries were found to have violated any laws or regulations, we could be required to pay fines and damages and incur other sanctions, perhaps in material amounts, which could have a material negative impact on our profitability.
Political, regulatory and industry initiatives could materially adversely affect our business by increasing the amount of regulation we face or changing the nature of the regulations that apply to us in operating our insurance businesses or acquiring new insurance businesses.
Increasingly, governmental authorities have taken interest in the potential systemic risks posed by the (re)insurance industry as a whole. The insurance regulatory environment has become subject to increased scrutiny across a number of jurisdictions, and authorities regularly consider enhanced or new regulatory requirements and seek to exercise their supervisory authority in new and more extensive ways. Regulators are generally concerned with the protection of policyholders above other constituencies, including our shareholders. Additional laws and regulations have been and may continue to be enacted that may have adverse effects on our operations, financial condition, statutory capital adequacy, and liquidity. We cannot predict the exact nature, timing or scope of these initiatives; however, we believe it is likely there will continue to be increased regulatory intervention in our industry in the future, and these initiatives could adversely affect our business.
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
In addition, increased scrutiny by insurance regulators of investments in or acquisitions of insurers or insurance holding companies by private equity firms or hedge funds may result in imposition of additional regulatory requirements and restrictions. We have in the past partnered with private equity firms in making acquisitions and may do so in the future. This increased scrutiny may make it difficult to complete acquisitions with private equity or hedge funds should we seek to do so. In addition, private equity firms and hedge funds have invested in Enstar and may seek to do so in the future. This increased scrutiny may materially adversely impact our ability to raise capital through transactions with these types of investors.
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
There has been volatility in the global financial markets, including the foreign exchange markets, following the advisory referendum held on June 23, 2016, in which the United Kingdom voted to leave the European Union (commonly referred to as “Brexit”), and this is expected to continue. On March 29, 2017, Article 50 of the Lisbon Treaty was triggered, and following the successful passing of the Withdrawal Agreement Bill by the U.K. Parliament, the United Kingdom left the European Union on January 31, 2020. There was then an 11-month transition period during which European Union rules remained in force, which ended on December 31, 2020. On December 24, 2020, the United Kingdom and the European Union announced a Trade and Cooperation Agreement which took effect from January 1, 2021. However, the Trade and Cooperation Agreement did not address financial services in any material way, with the effect that there has been a “hard” Brexit in respect of financial services. The United Kingdom and the European Union are to negotiate and agree a Memorandum of Understanding in relation to financial services by March 31, 2021. It remains uncertain whether this will address issues such as market access or equivalence. For insurance/reinsurance companies based in the United Kingdom, there continues to be uncertainty regarding the nature of future insurance and reinsurance trading relationships with the European Union.
Risks Relating to our Operations
We are dependent on our executive officers, directors and other key personnel and the loss of any of these individuals could adversely affect our business.
Our success depends on our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe that there are only a limited number of available qualified personnel in the businesses in which we compete, and the pool of highly skilled employees available to fill key positions at our companies may fluctuate based on market conditions. We rely substantially upon the services of our executive officers and our subsidiaries’ executive officers and directors, as well as our local management teams, to implement our business strategies. The loss of the services of any of our management or other key personnel, or the loss of the services of or our relationships with any of our directors, could have a material adverse effect on our business. Higher demand for employees with appropriate skills could lead to increased compensation expectations for existing and prospective personnel across our organization, which could also make it difficult to maintain compensation expenses at desired levels.
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
We rely heavily on the successful, uninterrupted functioning of our information technology systems, as well as those of any third-party service providers we use. We rely on these systems to securely and accurately process, store, and transmit confidential and other data in connection with our critical operational functions such as paying claims, performing actuarial and other modeling, pricing, quoting and processing policies, cash and investment management, acquisition analysis, financial reporting and other necessary support functions. Our information may also be exposed to the risk of a data breach or cyber-security incident through a breach or failure of our systems or a breach or failure of the systems of third parties where we rely on such parties for outsourced functions or services. A failure of our information technology systems or those of our third-party service providers could materially impact our ability to perform the critical functions described above, affect the confidentiality, availability or integrity of our proprietary information and expose us to litigation and increase our administrative expenses.
Computer viruses, cyber-attacks, phishing scams and other external hazards, as well as any internal process or employee failures, could expose our information technology systems to security breaches that may cause critical data to be corrupted or confidential or proprietary information to be exposed, cause system disruptions or shut-

downs, or expose us to financial fraud. In addition to our own information, we receive and may be responsible for protecting confidential or personal information of ceding companies, policyholders, employees, and other third parties, which could also be compromised in the event of a security breach.
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
If outsourced providers such as third-party administrators, investment managers or other service providers were to breach obligations owed to us, our business and results of operations could be adversely affected.
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
On December 22, 2017, the US government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act is broad and contains many provisions that have significant implications on us, and potentially on our shareholders.
In particular, the Tax Act includes modifications of the taxation of non-U.S. companies owned by U.S. shareholders. Certain aspects of the Tax Act require clarification through future regulatory action and accordingly, we are still unable to definitively determine the impact to our shareholders. The Tax Act has increased the likelihood that we or our non-U.S. subsidiaries or joint ventures managed by us will be deemed a “controlled foreign corporation” (CFC) within the meaning of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal tax purposes. Specifically, the Tax Act expands the definition of “United States shareholder” for CFC purposes to include U.S. persons who own, directly or constructively, 10% or more of the value of a non-U.S. corporation’s shares, rather than looking only to voting power held. The Tax Act also expands certain attribution rules for share ownership in a way that would cause non-U.S. subsidiaries to now be treated as CFCs if owned in a group, such as Enstar, that has a non-U.S. parent company and also includes at least one U.S. subsidiary. In the event a corporation is characterized as a CFC, any “United States shareholder” of the CFC is required to include in taxable income each year the shareholder’s proportionate share of certain insurance and related investment income for the taxable year, even if such income is not distributed.
The Tax Act also contains modifications to certain provisions relating to passive foreign investment company (“PFIC”) status including an exception for foreign insurance companies ("PFIC insurance exception"). PFIC characterization of the Company under these rules could result in adverse tax consequences to U.S. persons who own our ordinary shares. On July 10, 2019, the U.S. Internal Revenue Service and Department of the Treasury released proposed regulations relating to PFICs with potential impact on foreign insurance companies and their investors, and other participants in transactions involving foreign insurers. On December 4, 2020, the U.S. Internal Revenue Service and Department of Treasury issued final and newly proposed regulations relating to PFIC status that finalized many of the July 10, 2019 proposed rules. In particular, the proposed rules (i) modify the active conduct percentage test to include a lower threshold for attributing the activities of related parties, (ii) include a safe harbor test, and (iii) provide for an alternative facts-and-circumstances test. Under the Tax Act, and final and newly proposed regulations if they are assumed to be effective today, we believe that the Company is not a PFIC as our non-U.S. subsidiaries that are insurance companies meet the PFIC insurance exception as they are qualifying insurance companies whose income is derived in the "active conduct of an insurance business". Enstar and our domestic insurance companies meet the qualifying domestic company exception.
The United States and other countries and governing bodies have also enacted reform legislation aimed at increasing transparency on companies’ global tax footprint and profile. The Organization for Economic Co-operation and Development (the "OECD") is an intergovernmental economic organization founded to stimulate economic progress and trade. It develops economic policy recommendations to encourage policy reform in member countries. Created by the OECD under the initiative known as the “Base Erosion and Profit Shifting Project (“BEPS”), the OECD Pillar I and Pillar II initiatives are intended to address the growing digital economy and move the traditional physical-based taxing schemes to a more nexus-based taxing scheme (Pillar I) coupled with a minimum tax (Pillar II). The OECD working groups introduced a proposed framework for the Pillar I and Pillar II rules on October 12, 2020. While the Pillar I framework suggests a new revenue-based approach for a country to impose taxing rights over a company, insurance and other finance companies are expressly exempt from the rules. The proposed framework for Pillar II provides a sweeping minimum tax for a multinational group that is either collected at the top group company to the extent located in a taxing jurisdiction, or provides mechanisms to allow taxing jurisdictions of subsidiaries to collect the tax liability of the group, subject to certain limitations. There may be a possibility that we will be subject to the minimum tax rules under Pillar II. Much is unknown about the Pillar II rules at this time, including the agreed upon minimum tax rate, specifics related to the calculation of the potential minimum tax base, and whether the Pillar II rules would be unanimously agreed upon by OECD member nations and adopted globally. Accordingly, should we become subject to the Pillar II rules in the future, this could have a material adverse impact on our business operations.
We are currently not subject to tax in Bermuda. Under the Exempted Undertakings Tax Protection Act 1996, we have assurance that any legislation imposing an income, capital, or similar tax before March 31, 2035 will not apply to us. Given limitations imposed under this assurance, we cannot be certain that we will not be subject to tax after March 31, 2035. If we are subject to tax in Bermuda, this could have a material adverse impact on our business operations.
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
Moreover, if the RPII rules of the Code were to apply to any of our non-U.S. insurance company subsidiaries, any RPII that is includible in the income of a U.S. tax-exempt organization would generally be treated as unrelated business taxable income. We and our subsidiaries may not be able to operate in a manner such that we avoid exceeding the foregoing thresholds for application of the RPII rules. Accordingly, U.S. persons who own our ordinary shares may be required to recognize gross income inclusions attributable to RPII.
In addition, the RPII rules provide that if a shareholder who is a U.S. person disposes of shares in a foreign insurance company that has RPII and in which U.S. persons collectively own 25% or more of the total combined voting power of all classes of stock entitled to vote, or the total value of the stock, any gain from the disposition will generally be treated as dividend income to the extent of the shareholder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares (whether or not those earnings and profits are attributable to RPII). Such a shareholder would also be required to comply with certain reporting requirements, regardless of the amount of shares owned by the shareholder. These rules should not apply to dispositions of our ordinary shares because we will not be directly engaged in the insurance business. The RPII rules have not been interpreted by the courts or the IRS and regulations interpreting the RPII rules exist only in proposed form. Accordingly, our views as to the inapplicability of these rules to a disposition of our ordinary shares may not be accepted by the IRS or a court.
We might incur unexpected U.S., U.K., Australia, or other tax liabilities if companies in our group that are incorporated outside those jurisdictions are determined to be carrying on a trade or business in such jurisdictions.
We and a number of our subsidiaries are companies formed under the laws of Bermuda or other jurisdictions that do not impose income taxes, and it is our contemplation that these companies will not incur substantial income tax liabilities from their operations. Because the operations of these companies generally involve, or relate to, the insurance or reinsurance of risks that arise in higher tax jurisdictions, such as the United States, the United Kingdom and Australia, it is possible that the taxing authorities in those jurisdictions may assert that the activities of one or more of these companies creates a sufficient nexus in that jurisdiction to subject the company to income tax in such jurisdiction. There are uncertainties in how the relevant rules apply to insurance businesses, and in our eligibility for favorable treatment under applicable tax treaties. Accordingly, it is possible that our tax liabilities could be adversely impacted, which could reduce our net earnings.
Risks Relating to Ownership of our Shares
The market price for our ordinary shares and the depositary shares representing our preferred shares may experience volatility, thereby causing a potential loss of value to our investors.
The market price for our ordinary shares may fluctuate substantially and could cause investment losses due to, among other things, the following factors:
•announcements with respect to an acquisition or investment;
•changes in the value of our assets;
•our financial condition, performance and prospects, including our quarterly and annual operating results;
•sales, or the possibility or perception of future sales, by our existing shareholders;
•changes in general conditions in the economy and the insurance industry;
•economic, financial, geopolitical, regulatory or judicial events that affect us or the financial markets generally; and
•adverse press or news announcements.
The market price for our depositary shares representing our preferred shares may fluctuate substantially and could cause investments losses due to, among other things and in addition to the factors listed above, the following:
•whether dividends have been declared and are likely to be declared on the preferred shares from time to time;
•whether the ratings on the depositary shares representing our preferred shares provided by any ratings agency have changed;
•changes in our credit ratings or the ratings of our insurance subsidiaries’ financial strength and claims paying ability published by major credit ratings agencies;
•the amount of total indebtedness we have outstanding;
•the level, direction and volatility of market interest rates generally;

•the effect on dividend yield of any of the alternative methods described in the certificate of designations relating to our series D preferred shares for determining the applicable based rate used to calculate the dividend rate on such preferred shares following the discontinuation of LIBOR; and
•the market for similar securities.
A few significant shareholders may influence or control the direction of our business. If the ownership of our ordinary shares continues to be highly concentrated, it may limit the ability of other shareholders to influence significant corporate decisions.
We have several shareholders with large interests, including several that may be affiliated with members of our Board of Directors. The interests of certain significant shareholders, including those affiliated with members of our Board of Directors, may not be fully aligned with those of other shareholders, and this may lead to a strategy that is not in such other shareholders’ best interests. As of December 31, 2020, CPPIB, funds managed by Hillhouse Capital Advisors Ltd. and its affiliates, funds managed by Stone Point and its affiliates, Beck Mack & Oliver, and two of Enstar's executive officer co-founders (collectively) beneficially owned 12.1%, 9.4%, 8.8%, 3.8% and 4.5%, respectively, of our outstanding voting ordinary shares. CPPIB owns additional non-voting ordinary shares that, together with its voting shares, represented an economic interest of 17.4% as of December 31, 2020. Hillhouse owns additional non-voting shares and warrants that, together with its voting shares, represented an economic interest of 16.6% as of December 31, 2020.
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
Insurance laws and regulations in the jurisdictions in which our (re)insurance subsidiaries operate require prior notices or regulatory approval of changes in control of an insurer or its holding company. Different jurisdictions define changes in control differently, and generally any purchaser of 10% or more of the vote or value of our ordinary shares could become subject to regulation and be required to file certain notices and reports with the applicable insurance authorities. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change in control of us, including transactions that some shareholders might consider to be desirable.
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
Our ordinary shares are thinly traded, and the market value of our ordinary shares may decline if large numbers of shares are sold.
Pursuant to our contractual obligations, on October 10, 2017, we filed a resale registration statement covering 9.8 million ordinary shares (including voting ordinary shares issuable upon conversion of outstanding non-voting ordinary shares) primarily held by CPPIB, Hillhouse and Trident. Upon effectiveness of the resale registration statement on December 13, 2018, a large number of ordinary shares became freely tradable without restrictions under the Securities Act. Our ordinary shares have in the past been, and may from time to time continue to be, thinly traded, and significant sales could adversely affect the market price for our ordinary shares and impair our ability to raise capital through offerings of our equity securities.
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
In addition, certain of our officers and directors reside in countries outside the United States. A substantial portion of our assets and the assets of these officers and directors are located outside the United States. Investors may therefore have difficulty effecting service of process within the United States on our directors and officers who reside outside the United States or recovering against us or these directors and officers on judgments of U.S. courts based on civil liabilities provisions of the U.S. federal securities laws even though we have appointed an agent in the United States to receive service of process. Further, no claim may be brought in Bermuda against us or our directors and officers for violation of U.S. federal securities laws, as such laws do not have force of law in Bermuda.
Further, we believe that there is doubt as to whether the courts of Bermuda would enforce judgments of U.S. courts obtained in actions against us or our directors and officers, as well as our independent auditors, predicated upon the civil liability provisions of the U.S. federal securities laws or original actions brought in Bermuda against us or these persons predicated solely upon U.S. federal securities laws. There is no treaty in effect between the United States and Bermuda providing for the enforcement of judgments of U.S. courts, and there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts. Some remedies available under the laws of U.S. jurisdictions, including some remedies available under the U.S. federal securities laws, may not be allowed in Bermuda courts as they may be contrary to that jurisdiction’s public policy. Because judgments of U.S. courts are not automatically enforceable in Bermuda, it may be difficult for you to recover against us based upon such judgments.
Certain regulatory and other constraints may limit our ability to pay dividends on our securities.
We do not currently intend to pay a cash dividend on our ordinary shares. Our strategy is to retain earnings and invest distributions from our operating subsidiaries into our business. As a result, capital appreciation, if any, on our ordinary shares may be your sole source of gain for the foreseeable future. In the event our Board decided to commence a dividend program in the future, we are subject to significant regulatory and other constraints that affect our ability to pay dividends and make other distributions on our ordinary and preferred shares. For example, under the Bermuda Companies Act, we may declare or pay a dividend or distribution out of contributed surplus only if we have reasonable grounds to believe that we are, and would after the payment be, able to meet our liabilities as they become due or that the realizable value of our assets would thereby not be less than our liabilities. In addition, as described above under “Risks Relating to Liquidity and Capital Resources,” we are a holding company that is dependent upon distributions from our operating subsidiaries for liquidity, which may not be available.

Dividends on our preferred shares are non-cumulative.
Dividends on our preferred shares are non-cumulative and payable only out of available funds under Bermuda law. If our board of directors (or a duly authorized committee of the board) does not authorize and declare a dividend for any dividend period, holders of our preferred shares and, in turn, the depositary shares representing preferred shares, would not be entitled to receive any such dividend, and such unpaid dividend will not accrue and will not be payable at any time. We will have no obligation to pay dividends for a dividend period on or after the dividend payment date for such period if our board of directors (or a duly authorized committee of the board) has not declared such dividend before the related dividend payment date, whether or not dividends are declared for any subsequent dividend period with respect to any outstanding preferred shares and/or our ordinary shares.
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
Although the depositary shares representing our outstanding preferred shares are listed on NASDAQ, such listings may not provide significant liquidity, and transaction costs in any secondary market could be high. The difference between bid and ask prices in any secondary market could be substantial. As a result, holders of depositary shares representing our preferred shares (which do not have a maturity date) may be required to bear the financial risks of an investment in the depositary shares representing preferred shares for an indefinite period of time. We do not expect that there will be any separate public trading market for the preferred shares except as represented by the depositary shares. In addition, we undertake no obligation, and expressly disclaim any obligation, to maintain the listing of the depositary shares representing our preferred shares on NASDAQ or any other stock exchange. If we elect to discontinue the listing at any time or the depositary shares representing the preferred shares otherwise are not listed on an applicable stock exchange, the dividends paid after the delisting would not constitute qualified dividend income for U.S. federal income tax purposes. This is because dividends paid by a Bermuda corporation are qualified dividend income only if the stock with respect to which the dividends are paid is readily tradable on an established securities market in the United States.
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
ITEM 1B.   UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.   PROPERTIES
We renew and enter into new leases in the ordinary course of our business. We lease office space in Hamilton, Bermuda, where our principal executive office is located. We also lease office space in a number of U.S. states, the United Kingdom, Australia and several Continental European countries. We believe that this office space is sufficient for us to conduct our current operations for the foreseeable future, although in connection with future acquisitions from time to time, we may expand to different locations or increase space to support any such growth.

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

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Number of Holders
Our ordinary voting shares are listed on the NASDAQ Global Select Market under the symbol "ESGR." There is no established trading market for our non-voting ordinary shares. On February 25, 2021, there were 1,373 shareholders of record of our voting ordinary shares and four shareholders of record of our non-voting ordinary shares. This is not the number of beneficial owners of our voting ordinary shares as some shares are held in “street name” by brokers and others on behalf of individual owners.
Dividend Information
Historically, we have not declared a dividend on our ordinary shares. Our strategy is to retain earnings and invest distributions from our operating subsidiaries into our business. However, we may re-evaluate this strategy from time to time based on overall market conditions and other factors, but we do not currently expect to pay any dividends on our ordinary shares. Any payment of dividends must be approved by our Board of Directors. Furthermore, our ability to pay dividends is subject to certain restrictions, as described in Note 22 - "Dividend Restrictions and Statutory Financial Information" in the notes to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
For information on dividends on our preferred shares refer to Note 17 - "Shareholders' Equity" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
The following table provides information about ordinary shares acquired by the Company during the three months ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Dollar Value) of Shares that May Yet be Purchased Under the Program(1)
Beginning dollar amount available to be repurchased				$124,611
October 1, 2020 - October 31, 2020	3,816	$161.64	3,816	(617)
November 1, 2020 - November 30, 2020	—		—	—
December 1, 2020 - December 31, 2020	—		—	—
	3,816		3,816	$123,994
(1)Ordinary shares repurchased pursuant to the Company's Board-approved ordinary share repurchase program announced on March 9, 2020, which authorized the repurchase of up to $150.0 million of ordinary shares. The share repurchase plan was suspended on March 23, 2020 due to uncertainty in the global financial markets resulting from the COVID-19 pandemic. The repurchase program resumed on September 21, 2020 and expires on March 1, 2021. From inception to December 31, 2020, we repurchased 178,280 ordinary shares for an aggregate amount of $26.0 million under the Repurchase Program. As of December 31, 2020, the remaining capacity under the Repurchase Program was $124.0 million. We did not repurchase any shares subsequent to December 31, 2020.

Performance Graph
The following performance graph compares the cumulative total return on our ordinary shares with the cumulative total return on the NASDAQ Composite Index, NASDAQ Insurance Index, S&P 500 Index and the S&P Property & Casualty Insurance Index for the period that commenced December 31, 2015 and ended on December 31, 2020. The performance graph shows the value as of December 31 of each calendar year of $100 invested on December 31, 2015 in our ordinary shares, and the indices listed above, assuming the reinvestment of dividends. Returns have been weighted to reflect relative market capitalization. This information is not necessarily indicative of future returns.

Comparison of 5 Year Cumulative Total Return
$275
$250
$225
$200
$175
$150
$125
$100
2015
2016
2017
2018
2019
2020
Enstar Group Limited
NASDAQ Composite Index
NASDAQ Insurance Index
S&P 500 Index
S&P Property & Casualty Index

	Indexed Returns* for Years Ended December 31,
	2015	2016	2017	2018	2019	2020
Enstar Group Limited	100.00	131.76	133.80	111.68	137.87	136.56
NASDAQ Composite Index	100.00	108.87	141.13	137.12	187.44	271.64
NASDAQ Insurance Index	100.00	120.29	135.28	122.28	159.58	165.14
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
S&P Property & Casualty Index	100.00	117.57	143.23	133.47	168.46	179.76
*$100 invested on December 31, 2015 in stock or index, including reinvestment of dividends.
In addition to the NASDAQ Composite and Insurance Indices, we have added the S&P 500 and S&P Property & Casualty Indices to the 2020 performance graph. The NASDAQ Composite Index is more heavily weighted to the technology sector as compared to the S&P 500 Index, so we believe the S&P 500 Index is a more appropriate benchmark. Furthermore, the majority of our peers benchmark against both the S&P 500 and S&P Property & Casualty Indices.
ITEM 6. SELECTED FINANCIAL DATA
Omitted at the Company's option.

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
The StarStone U.S. business qualifies as a discontinued operation; therefore, prior period amounts have been reclassified to conform to the current period presentation. For further information, refer to Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K. These reclassifications had no impact on net earnings, the Non-life Run-off segment, the Atrium segment or other activities; however, these reclassifications did impact our consolidated results of operations and our StarStone segment results of operations.
For a comparison of our results of operations for the Non-life Run-off segment, the Atrium segment and other activities for the fiscal years ended December 31, 2019 and 2018, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission ("SEC") on February 27, 2020.

Business Overview
For information on the Company and our business strategy, refer "Item 1. Business - Company Overview" and "- Business Strategy."
Key Performance Indicator
Our primary corporate objective is growing our book value per share, and we believe that long-term growth in fully diluted book value per share is the most appropriate measure of our financial performance. We create growth in our book value through the execution of the strategies discussed in "Item 1. Business - Business Strategy."
During 2020, our book value per share on a fully diluted basis increased by 42.1% to $281.20 per share. The increase was primarily due to our net earnings for the year ended December 31, 2020, which was primarily the result of net realized and unrealized investment gains and earnings from equity method investments, as discussed more fully below.

The growth of our fully diluted book value per share over the last 10 years is shown in the table below.
The table below summarizes the calculation of our fully diluted book value per ordinary share as of December 31, 2020 and 2019:

	2020	2019	Change
	(In thousands of U.S. dollars, except share and per share data)
Numerator:
Total Enstar shareholder's equity	$6,674,395	$4,842,183	$1,832,212
Less: Series D and E preferred shares	510,000	510,000	—
Total Enstar ordinary shareholders' equity (A)	6,164,395	4,332,183	1,832,212
Proceeds from assumed conversion of warrants (1)	20,229	20,229	—
Numerator for fully diluted book value per ordinary share calculations (B)	$6,184,624	$4,352,412	$1,832,212

Denominator:
Ordinary shares outstanding (C) (2)	21,519,602	21,511,505	8,097
Effect of dilutive securities:
Share-based compensation plans (3)	298,095	302,565	(4,470)
Warrants(1)	175,901	175,901	—
Fully diluted ordinary shares outstanding (D)	21,993,598	21,989,971	3,627

Book value per ordinary share
Basic book value per ordinary share = (A) / (C)	$286.45	$201.39	$85.06
Fully diluted book value per ordinary share = (B) / (D)	$281.20	$197.93	$83.27
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
(3) Share-based dilutive securities include restricted shares, restricted share units, and performance share units ("PSUs"). The amounts for PSUs, and for ordinary shares held in the EB Trust in respect of the JSOP, are adjusted at the end of each period end to reflect the latest estimated performance multipliers for the respective awards. The JSOP shares did not have a dilutive effect as of December 31, 2020.

Non-GAAP Financial Measure
In addition to presenting net earnings (losses) attributable to Enstar ordinary shareholders and diluted earnings (losses) per ordinary share determined in accordance with U.S. GAAP, we believe that presenting non-GAAP operating income (loss) attributable to Enstar ordinary shareholders and non-GAAP diluted operating income (loss) per ordinary share provides investors with valuable measures of our performance.
Non-GAAP operating income (loss) attributable to Enstar ordinary shareholders is calculated by the addition or subtraction of certain items from within our consolidated statements of earnings to or from net earnings (loss) attributable to Enstar ordinary shareholders, the most directly comparable GAAP financial measure, as illustrated in the table below, for the years ending December 31, 2020, 2019 and 2018:

	2020	2019	2018
	(in thousands of U.S. dollars, except share and per share data)
Net earnings (loss) attributable to Enstar ordinary shareholders	$1,719,344	$902,175	$(162,354)
Adjustments:
Net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed (1)	(306,284)	(515,628)	237,262
Change in fair value of insurance contracts for which we have elected the fair value option	119,046	117,181	6,664
Gain on sale of subsidiary	(3,375)	—	—
Net earnings from discontinued operations	(16,251)	(7,375)	(1,489)
Tax effects of adjustments (2)	27,534	47,091	(15,364)
Adjustments attributable to noncontrolling interest (3)	12,087	14,524	(6,665)
Non-GAAP operating income attributable to Enstar ordinary shareholders (4)	$1,552,101	$557,968	$58,054

Diluted net earnings (loss) per ordinary share (5)	$78.80	$41.43	$(7.84)
Adjustments:
Net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed (1)	(14.04)	(23.68)	11.42
Change in fair value of insurance contracts for which we have elected the fair value option	5.46	5.38	0.32
Gain on sale of subsidiary	(0.15)	—	—
Net earnings from discontinued operations	(0.74)	(0.34)	(0.07)
Tax effects of adjustments (2)	1.26	2.16	(0.73)
Adjustments attributable to noncontrolling interest (3)	0.55	0.67	(0.32)
Diluted non-GAAP operating income per ordinary share (4)	$71.14	$25.62	$2.78

Weighted average ordinary shares outstanding:
Basic	21,551,408	21,482,617	20,698,310
Diluted	21,818,294	21,775,066	20,904,176
(1) Represents the net realized and unrealized gains and losses related to fixed maturity securities recognized in net earnings (losses). Our fixed maturity securities are held directly on our balance sheet and also within the "Funds held - directly managed" balance. Refer to Note 6 - "Investments" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K for further details on our net realized and unrealized gains and losses.
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
Underwriting Ratios
In presenting our results for the Atrium and StarStone segments, we discuss the loss ratio, acquisition cost ratio, operating expense ratio, and the combined ratio of our active underwriting operations within these segments. Management believes that these ratios provide the most meaningful measure for understanding our underwriting profitability. These measures are not defined in GAAP, but are calculated using GAAP figures presented on the statements of earnings for both Atrium and StarStone.
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
Current Outlook
The evolving COVID-19 pandemic has caused significant disruption in global financial markets and economies worldwide. Although the overall financial and operational impact to us has been minimal to-date, with virtually all of our employees working remotely, the scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic are changing rapidly and are difficult to anticipate. As with others in our industry, we are subject to economic factors such as interest rates, inflationary pressures, market volatility, foreign exchange rates, underwriting events, regulation, tax policy changes, political risks and other market risks that can impact our strategy and operations. For additional information on the risks posed by the COVID-19 pandemic, refer to "Item 1A. Risk Factors - Risks Relating to our Run-off Business."
The value of our investment portfolio has been impacted by the ongoing uncertainty and volatility in financial markets caused by the COVID-19 pandemic. For our fixed income portfolio, the COVID-19 pandemic has resulted in interest rates dropping to historically low levels which, in conjunction with credit spreads remaining largely unchanged year-over-year, has contributed to net unrealized gains for the year ended December 31, 2020. As of

December 31, 2020, our fixed income portfolio remained well-positioned with an A+ average credit rating. The COVID-19 pandemic has increased the risk of defaults and downgrades across many industries, and we continue to monitor credit risk during this time of volatility. We expect interest rates and credit spreads will remain volatile in the near-term.
Our other investments, including equities, hedge funds, equity method investments and other non-fixed income investments, are expected to generate higher expected returns, have a longer investment time horizon, and provide diversification to our fixed income portfolio. Given their higher risk and return profile, we expect these returns to be more volatile over the short-term relative to our fixed income investments. Heightened volatility in equity markets was introduced during the COVID-19 pandemic, though equity prices have recovered from the sharp declines experienced in the first quarter of 2020. This improvement has resulted in unrealized gains in our equity and other investments for the year ended December 31, 2020. We anticipate continued volatility in the global investment markets as a result of the economic conditions caused by the COVID-19 pandemic.
Our results for the year ended December 31, 2020 included the impact of unrealized investment gains of $1.5 billion, driven primarily by increases in the valuation of our other investments, predominantly hedge fund investments, and earnings from equity method investments of $238.6 million. Investments that are accounted for under the equity method typically report their results on a three month lag. Accordingly, the potential effects of volatility across global financial markets, including the impact of COVID-19, on our equity method investments is generally reflected in our consolidated financial statements on a quarter lag basis.
During the year ended December 31, 2020, the Atrium and StarStone segments have incurred COVID-19 related net underwriting losses of $18.4 million and $70.7 million, respectively, for which our share was $10.9 million and $45.4 million, respectively. COVID-19 net underwriting losses for the Atrium segment primarily included losses in the accident and health lines of business, whereas losses in the StarStone segment included losses primarily in the casualty and property lines of business. Our Non-life Run-off segment had no underwriting losses related to the COVID-19 pandemic; however, as a result of the loss portfolio transfer and adverse development cover reinsurance agreement with StarStone U.S., as further described in Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K, the Non-life Run-off segment assumed $10.0 million of COVID-19 related loss reserves from StarStone U.S. The amounts of Non-life Run-off, Atrium and StarStone losses referenced herein represent our estimate of underwriting losses related to the COVID-19 pandemic incurred through December 31, 2020. Given the uncertainties associated with the COVID-19 pandemic and its impact, and the limited information upon which our current estimates have been made, our preliminary reserves and the estimated liability for losses and LAE arising from the COVID-19 pandemic may materially change.
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
Strategic Developments
As a result of the sale and recapitalization of StarStone U.S., the sale of the majority of our interest in Atrium and the placing of StarStone International into run-off, we have largely exited our previously controlled active underwriting platforms. While we maintain strategic minority interests in these businesses, our primary focus is on our core business of acquiring and managing (re)insurance companies or portfolios of (re)insurance business in run-off. For further information on our strategic developments, refer to Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Non-life Run-off Business Opportunities
On October 15, 2020, we completed an IBT in the U.S., having received judicial approval from the Oklahoma County District Court. The transaction occurred between two of our subsidiaries and, although common in many parts of the world, it was the first of its kind to occur in the U.S. The IBT mechanism provides another option for structuring U.S. transactions in the future which provides legal finality to the seller of transferred insurance liabilities.
Our acquisition activity in the Non-life Run-off segment remains strong. We announced transactions with AXA XL and ProSight and completed transactions with CNA, Liberty Mutual, Hannover Re, Munich Re, AXA Group, Aspen and Lyft. Collectively, these transactions represent $4.7 billion of assets and liabilities. Refer to Note 4 -

"Significant New Business" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K for further information on these transactions.
Consolidated Results of Operations - For the Years Ended December 31, 2020, 2019 and 2018
The following table sets forth our consolidated statements of earnings for the years ended December 31, 2020, 2019 and 2018.
The StarStone U.S. business qualifies as a discontinued operation; therefore, certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings. For further information, refer to Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
For a discussion of the critical accounting estimates that affect the results of operations, see "Critical Accounting Estimates" below.

	2020	2019	Change	2018	Change
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$572,092	$804,047	$(231,955)	$695,779	$108,268
Fees and commission income	42,446	28,453	13,993	35,088	(6,635)
Net investment income	302,817	308,271	(5,454)	261,698	46,573
Net realized and unrealized gains (losses) (1)	1,642,019	1,011,966	630,053	(407,532)	1,419,498
Other income	101,132	37,070	64,062	34,073	2,997
	2,660,506	2,189,807	470,699	619,106	1,570,701
EXPENSES
Net incurred losses and LAE	415,926	614,179	(198,253)	323,722	290,457
Acquisition costs	171,020	240,609	(69,589)	177,855	62,754
General and administrative expenses	501,479	413,084	88,395	348,786	64,298
Interest expense	59,308	52,541	6,767	25,696	26,845
Net foreign exchange (gains) losses	16,393	(7,912)	24,305	2,644	(10,556)
	1,164,126	1,312,501	(148,375)	878,703	433,798
EARNINGS (LOSS) BEFORE INCOME TAXES	1,496,380	877,306	619,074	(259,597)	1,136,903
Income tax benefit (expense)	(23,827)	(12,372)	(11,455)	3,689	(16,061)
Earnings from equity method investments	238,569	55,910	182,659	42,147	13,763
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	1,711,122	920,844	790,278	(213,761)	1,134,605
Net earnings from discontinued operations, net of income taxes	16,251	7,375	8,876	1,489	5,886
NET EARNINGS (LOSS)	1,727,373	928,219	799,154	(212,272)	1,140,491
Net loss attributable to noncontrolling interest	27,671	9,870	17,801	62,051	(52,181)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR	1,755,044	938,089	816,955	(150,221)	1,088,310
Dividends on preferred shares	(35,700)	(35,914)	214	(12,133)	(23,781)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$1,719,344	$902,175	$817,169	$(162,354)	$1,064,529
(1) This includes amounts relating to both fixed income securities and other investments. We have historically accounted for our fixed income securities as a trading portfolio, whereby unrealized amounts are reflected in earnings. However, from October 1, 2019 we have elected to use AFS accounting and, as trading fixed income securities mature or are disposed of, to the extent the proceeds are reinvested in fixed income securities, the investments will be classified as AFS securities for the Non-life Run-off and StarStone segments. For a breakdown between realized and unrealized gains and losses, refer to Note 6 - "Investments" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

Highlights
Consolidated Results of Operations for 2020:
•Consolidated net earnings attributable to Enstar ordinary shareholders of $1.7 billion and basic and diluted earnings per share of $79.78 and $78.80, respectively, a year-over-year increase of $817.2 million or $37.37 per diluted share.
•Non-GAAP operating income attributable to Enstar ordinary shareholders of $1.6 billion and diluted non-GAAP operating income per ordinary share of $71.14 compared to $558.0 million and $25.62, respectively, for 2019. For a reconciliation of non-GAAP operating income attributable to Enstar ordinary shareholders to net earnings attributable to Enstar ordinary shareholders calculated in accordance with GAAP, and diluted non-GAAP operating income per ordinary share to diluted net earnings per ordinary share calculated in accordance with GAAP, see "Non-GAAP Financial Measure" above.
•Net earnings from Non-life Run-off segment of $1.9 billion, which included the impact of net realized and unrealized gains of $1.6 billion, comprised of $168.5 million of net realized gains and $1.5 billion of net unrealized gains, driven primarily by increases in the valuation of our other investments, predominantly hedge fund investments, as discussed below in the "Investment Results - Consolidated" section. Also contributing to net earnings was $238.6 million of earnings from equity method investments, driven primarily by our investments in Enhanzed Re and Monument Re.
•Combined ratio of 91.2% for our Atrium segment, with net premiums earned of $175.4 million. Excluding the estimated underwriting losses related to the COVID-19 pandemic, the combined ratio for the Atrium segment was 80.7%.
•Combined ratio of 138.1% for our StarStone segment, with net premiums earned of $318.1 million. Excluding the estimated underwriting losses related to the COVID-19 pandemic and exit costs associated with the StarStone International Run-Off, the combined ratio for the StarStone segment was 112.1%.
Consolidated Financial Condition as of December 31, 2020:
•Total investable assets of $17.3 billion, an increase of 22.7% year-over-year.
•Total reinsurance balances recoverable on paid and unpaid losses of $2.1 billion was relatively unchanged from 2019.
•Total assets of $21.6 billion compared to $19.8 billion in 2019.
•Total gross and net reserves for losses and LAE of $10.6 billion and $8.5 billion, respectively. During 2020, our Non-life Run-off segment assumed and ceded net reserves of $2.2 billion and $154.9 million, respectively.
•Total capital of $8.4 billion, including common equity of $6.2 billion, preferred equity of $510.0 million, noncontrolling interests of $379.0 million, and debt of $1.4 billion.
•Fully diluted book value per ordinary share of $281.20, an increase of 42.1% since December 31, 2019, which was primarily the result of net realized and unrealized investment gains and earnings from equity method investments.
Consolidated Overview
2020 versus 2019: Consolidated net earnings attributable to Enstar ordinary shareholders increased by $817.2 million from 2019. The most significant drivers of the change in our financial performance included:
•Non-life Run-off Segment - Net earnings attributable to the Non-life Run-off segment increased by $806.3 million, primarily due to:
◦An increase in net realized and unrealized gains of $659.2 million. Net realized and unrealized gains in 2020 were driven by an increase in the valuation of our other investments, predominantly in a hedge fund, as discussed below in the "Investment Results - Consolidated" section;
◦An increase in earnings from equity method investments of $182.4 million, driven primarily by our investments in Enhanzed Re and Monument Re; and
◦An increase in other income of $65.1 million driven by a change in actuarial estimates of our defendant asbestos and environmental liabilities; partially offset by,
◦An increase in net underwriting losses of $50.9 million.

•Atrium - Net earnings attributable to the Atrium segment increased by $3.8 million, primarily due to higher fees and commission income and foreign exchange gains in the current period, partially offset by higher corporate expenses and a lower investment return in the current period.
•StarStone - Net losses attributable to the StarStone segment decreased by $19.2 million, primarily as a result of lower underwriting losses due to the impact of underwriting remediation activity and the gain on the sale of StarStone U.S. (included in net earnings from discontinued operations, net of income taxes), partially offset by exit costs associated with the StarStone International Run-Off and a lower investment return in the current period.
•Non-GAAP operating income - Our non-GAAP operating income, which excludes the impact of realized and unrealized losses on fixed maturity securities and other items, increased by $994.1 million. The increase was primarily attributable to net realized and unrealized gains on our other investments of $1.3 billion and earnings from equity method investments of $238.6 million, as discussed above. For a reconciliation of non-GAAP operating income attributable to Enstar ordinary shareholders to net earnings attributable to Enstar ordinary shareholders calculated in accordance with GAAP, see "Non-GAAP Financial Measures" above.
2019 versus 2018: Consolidated net earnings attributable to Enstar ordinary shareholders increased by $1.1 billion. The most significant drivers of the change in our financial performance included:
•Non-life Run-off Segment - Net earnings attributable to the Non-life Run-off segment increased by $1.0 billion, primarily due to:
◦An increase in net realized and unrealized gains on our investment portfolio of $1.4 billion. Net realized and unrealized gains in 2019 were driven primarily by higher valuations due to declining interest rates and tighter credit spreads; compared to lower valuations in 2018 due to higher interest rates and wider credit spreads; partially offset by
◦An increase in net incurred losses and LAE of $357.7 million primarily due to higher losses related to i) net premiums earned in 2019 and ii) changes in the fair value of liabilities related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, primarily due to narrowing credit spreads on corporate bond yields in 2019.
•StarStone - Net losses attributable to the StarStone segment decreased by $57.8 million primarily due to a reduction in underwriting losses and an increase in net realized and unrealized gains in 2019 compared to losses in 2018.
•Non-GAAP operating income - Our non-GAAP operating income, which excludes the impact of unrealized gains and losses on fixed maturity securities and other items, increased by $499.9 million primarily due to our other investments results in 2019. For a reconciliation of non-GAAP operating income attributable to Enstar ordinary shareholders to net earnings attributable to Enstar ordinary shareholders calculated in accordance with GAAP, see "Non-GAAP Financial Measures" above.
Results of Operations by Segment - For the Years Ended December 31, 2020, 2019 and 2018
We have three reportable segments of business that are each managed, operated and reported on separately: (i) Non-life Run-off; (ii) Atrium; and (iii) StarStone. Our other activities, which do not qualify as a reportable segment, include our corporate expenses, debt servicing costs, preferred share dividends, holding company income and expenses, foreign exchange and other miscellaneous items. For a description of our segments, see "Item 1. Business - Operating Segments."
As discussed in Item 1. Business - Company Overview and Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K, the strategic transactions related to our Atrium and StarStone segments will enable us to focus on our core Non-life Run-off business. We will review and assess our segment structure in 2021 to reflect the changes to the StarStone and Atrium segments in the fourth quarter of 2020 and the first quarter of 2021, respectively.

The below table provides a split by operating segment of the net earnings attributable to Enstar ordinary shareholders for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	Change	2018	Change
	(in thousands of U.S. dollars)
Segment split of net earnings (loss) attributable to Enstar:
Non-life Run-off	$1,866,127	$1,059,804	$806,323	$25,222	$1,034,582
Atrium	15,924	12,125	3,799	8,997	3,128
StarStone	(81,547)	(100,733)	19,186	(158,580)	57,847
Other	(81,160)	(69,021)	(12,139)	(37,993)	(31,028)
Net earnings (loss) attributable to Enstar ordinary shareholders	$1,719,344	$902,175	$817,169	$(162,354)	$1,064,529

The following is a discussion of our results of operations by segment.
Non-life Run-off Segment
For a description of our Non-life Run-off segment, see "Item 1. Business - Operating Segments - Non-life Run-off." The following is a discussion and analysis of the results of operations for our Non-life Run-off segment.

	2020	2019	Change
	(in thousands of U.S. dollars)
Gross premiums written	$5,191	$(25,069)	$30,260

Net premiums written	$2,987	$(25,338)	$28,325

Net premiums earned	$58,695	$168,496	$(109,801)
Net incurred losses and LAE (1)	(44,995)	(51,625)	6,630
Acquisition costs	(20,177)	(73,642)	53,465
Operating expenses	(200,990)	(199,756)	(1,234)
Underwriting loss	(207,467)	(156,527)	(50,940)
Net investment income	282,048	275,236	6,812
Net realized and unrealized gains (2)	1,627,526	968,350	659,176
Fees and commission income	19,462	18,293	1,169
Other income	99,940	34,809	65,131
Corporate expenses	(97,727)	(70,689)	(27,038)
Interest expense	(67,195)	(62,055)	(5,140)
Net foreign exchange gains (losses)	(13,214)	9,918	(23,132)
EARNINGS BEFORE INCOME TAXES	1,643,373	1,017,335	626,038
Income tax expense	(17,412)	(7,250)	(10,162)
Earnings from equity method investments	238,569	56,128	182,441
NET EARNINGS	1,864,530	1,066,213	798,317
Net (earnings) loss attributable to noncontrolling interest	1,597	(6,409)	8,006
NET EARNINGS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$1,866,127	$1,059,804	$806,323
(1) Comparability between periods is impacted by the current period net incurred losses and LAE as acquired unearned premium is earned, and by changes in fair value due to the election of the fair value option on certain business. Refer to Net Incurred Losses and LAE table for further details.
(2) This includes amounts relating to both fixed income securities and other investments. We have historically accounted for our fixed income securities as a trading portfolio, whereby unrealized amounts are reflected in earnings. However, from October 1, 2019, we have elected to use AFS accounting and, as trading fixed income securities mature or are disposed of, to the extent the proceeds are reinvested in fixed income securities, the investments will be classified as AFS securities for the Non-life Run-off segment.

Overall Results
2020 versus 2019: Net earnings attributable to the Non-life Run-off segment increased by $806.3 million, primarily due to:
•An increase in net realized and unrealized gains of $659.2 million. Net realized and unrealized gains in 2020 were driven by an increase in the valuation of our other investments, predominantly in a hedge fund in the current period as discussed below in the "Investment Results - Consolidated" section;
•An increase in earnings from equity method investments of $182.4 million, driven primarily by our investments in Enhanzed Re and Monument Re; and
•An increase in other income of $65.1 million largely driven by changes in actuarial estimates in defendant asbestos and environmental liabilities; partially offset by,
•An increase in net underwriting losses of $50.9 million.
An analysis of the components of the segment's net earnings is shown below. Investment results are separately discussed below in the "Investments Results - Consolidated" section.
Net Premiums Earned:
The following table shows the gross and net premiums written and earned for the Non-life Run-off segment.

	2020	2019	Change
	(in thousands of U.S. dollars)
Gross premiums written	$5,191	$(25,069)	$30,260
Ceded reinsurance premiums written	(2,204)	(269)	(1,935)
Net premiums written	2,987	(25,338)	28,325
Gross premiums earned	71,522	197,009	(125,487)
Ceded reinsurance premiums earned	(12,827)	(28,513)	15,686
Net premiums earned	$58,695	$168,496	$(109,801)
Since business in this segment is in run-off, our general expectation is for premiums associated with legacy business to decline in future periods. However, the actual amount in any particular year will be impacted by new transactions during the year and the run-off of unearned premiums from transactions completed in recent years. Premiums earned in this segment are generally offset by net incurred losses and LAE related to the premiums. Premiums earned may be higher than premiums written as we may acquire or assume unearned premium without the writing of gross premiums.
2020 versus 2019: Net premiums earned in 2020 were primarily related to the AmTrust RITC transactions assumed in 2019, whereas premiums written and earned in 2019 were primarily related to the run-off business assumed as a result of the AmTrust RITC transactions and the acquisition of Maiden Reinsurance North America, Inc. ("Maiden Re North America").

Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Non-life Run-off segment.

	2020			2019
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$1,064,911	$9,990	$1,074,901	$1,182,804	$64,820	$1,247,624
Net change in case and LAE reserves (1)	(449,610)	(3,470)	(453,080)	(553,996)	23,105	(530,891)
Net change in IBNR reserves (2)	(742,417)	24,003	(718,414)	(847,893)	35,194	(812,699)
Increase (reduction) in estimates of net ultimate losses	(127,116)	30,523	(96,593)	(219,085)	123,119	(95,966)
Increase (reduction) in provisions for unallocated LAE (3)	(48,407)	(358)	(48,765)	(57,844)	440	(57,404)
Amortization of deferred charge assets and deferred gain liabilities (4)	42,640	—	42,640	37,744	—	37,744
Amortization of fair value adjustments (5)	28,667	—	28,667	50,070	—	50,070
Changes in fair value - fair value option (6)	119,046	—	119,046	117,181	—	117,181
Net incurred losses and LAE	$14,830	$30,165	$44,995	$(71,934)	$123,559	$51,625
(1)Comprises the movement during the year in specific case reserve liabilities as a result of claims settlements or changes advised to us by our policyholders and attorneys, less changes in case reserves recoverable advised by us to our reinsurers as a result of the settlement or movement of assumed claims.
(2)Represents the gross change in our actuarial estimates of IBNR, less amounts recoverable.
(3) Represents the change in the estimate of the total future costs to administer the claims.
(4) Relates to the amortization of deferred charge assets and deferred gain liabilities on retroactive reinsurance contracts.
(5) Relates to the amortization of fair value adjustments associated with the acquisition of companies.
(6) Represents the changes in the fair value of liabilities related to our assumed retroactive reinsurance agreements for which we have elected the fair value option.
2020 versus 2019: Net incurred losses and LAE decreased by $6.6 million primarily due to a lower amount of premium earned for which current period losses were recognized, partially offset by a lower reduction in estimates of net ultimate losses related to prior periods in 2020.
The following table shows the components of the 2020 reduction in estimates of net ultimate losses related to prior periods by line of business for the Non-life Run-off segment.

	2020
	Net losses paid	Net change in case and LAE reserves	Net change in IBNR reserves	Increase (reduction) in estimates of net ultimate losses
Asbestos	$132,853	$(1,300)	$(150,054)	$(18,501)
Environmental	23,866	(266)	(36,362)	(12,762)
General Casualty	170,502	(68,744)	(127,421)	(25,663)
Workers' Compensation	142,790	(176,927)	(149,198)	(183,335)
Marine, aviation and transit	33,927	(14,458)	(50,558)	(31,089)
Construction defect	27,476	(6,092)	(13,382)	8,002
Professional indemnity/ Directors & Officers	63,878	3,698	(79,181)	(11,605)
Motor	349,366	(106,561)	(95,040)	147,765
Property	71,422	(24,356)	(64,331)	(17,265)
All Other	48,831	(54,604)	23,110	17,337
Total	$1,064,911	$(449,610)	$(742,417)	$(127,116)
The significant drivers of the 2020 reduction in estimates of net ultimate losses are explained below.
Workers' Compensation - The workers’ compensation line of business experienced a $183.3 million reduction in estimates of net ultimate losses as a result of favorable actual development versus expected development across nearly all our acquired companies and assumed portfolios. We continue to drive favorable loss experience by proactively settling claims for less than the current case reserves. During 2020, we paid net losses of $142.8 million and released case and LAE reserves of $176.9 million. This represents a decrease in reported losses of $34.1 million for the year. As a result of the favorable development in our data, our actuarial analyses indicated and resulted in a release of $149.2 million of IBNR reserves, primarily attributed to a settlement of an outwards reinsurance agreement resulting in the reduction in gross ultimate losses inuring to our benefit.
We also continue to actively seek to commute policies in our workers' compensation line of business when possible, and where the commutation of the policy is settled at a level below the carried value of the loss reserves, we record a reduction in our estimates of net ultimate losses. Included in the net paid losses and released case and LAE reserves were 10 commutations that resulted in a net reduction of ultimate losses of $10.8 million.
Marine, aviation and transit - We experienced $31.1 million of favorable development in our marine, aviation and transit line of business. The reduction in net ultimate loss reserves was driven by a number of favorable outcomes on certain large claims from our U.K.-based portfolios and better actual than expected experience of reported losses across most reserve segments which led to releases of IBNR reserves as a result of our annual actuarial analyses.
General casualty - Our general casualty line of business experienced $25.7 million in favorable loss development which was the result of better actual than expected claim emergence across several portfolios including a new portfolio acquired in 2020 that underwent its first actuarial analysis by our outside actuarial consultant. To date, we have not experienced adverse social inflation in our general casualty line of business since we are generally proactive in settling claims early for fair value which reduces legal costs for both the defendant and plaintiff.
Motor - The experience in the motor line was adverse by $147.8 million due to higher than expected severity related to a recent assumed loss portfolio transfer transaction. The case reserves were significantly strengthened when we transferred the claims handling to a new third-party administrator with specialist experience in commercial automobile exposures. Along with the new third-party administrator, we have implemented several claim initiatives aimed at reducing defense costs, settling claims earlier, lowering claims severity and increased governance and technical oversight.
Other significant components of the 2020 net incurred losses and LAE include losses related to 2020 net earned premium of $30.2 million, an increase in the fair value of liabilities of $119.0 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, primarily due to narrowing credit spreads on corporate bond yields in 2020, and 15 commutations in lines other than workers’ compensation resulting in a decrease of $12.3 million.
The following table shows the components of the 2019 reduction in estimates of net ultimate losses related to prior periods by line of business for the Non-life Run-off segment.

	2019
	Net losses paid	Net change in case and LAE reserves	Net change in IBNR reserves	Increase (reduction) in estimates of net ultimate losses
Asbestos	$118,557	$35,003	$(146,749)	$6,811
Environmental	16,899	13,796	(15,707)	14,988
General Casualty	175,044	(89,968)	(91,818)	(6,742)
Workers' Compensation	208,961	(156,435)	(188,944)	(136,418)
Marine, aviation and transit	82,058	(77,958)	(24,508)	(20,408)
Construction defect	32,078	(8,313)	(25,025)	(1,260)
Professional indemnity/ Directors & Officers	103,413	(36,986)	(104,984)	(38,557)
Motor	276,563	(134,127)	(179,887)	(37,451)
Property	94,093	(73,259)	(7,358)	13,476
All Other	75,138	(25,749)	(62,913)	(13,524)
Total	$1,182,804	$(553,996)	$(847,893)	$(219,085)
The significant drivers of the 2019 reduction in estimates of net ultimate losses are explained below.

Workers' Compensation - A $136.4 million reduction in estimates of net ultimate losses in our workers' compensation line of business arose across multiple portfolios, where reported loss development was generally significantly less than expected development. The lower than expected actual development was driven by significant proactive settlement activity on individual claimants where we were able to settle claims lower than the case reserve estimates. For example, in two of our portfolios we observed favorable reported loss development, where we paid $39.3 million in loss payments to release a corresponding $53.6 million of associated case reserves resulting in $14.3 million in favorable reported loss development. These settlement activities and the favorable actual loss development versus expected loss development, led to a change in the actuarial assumptions in the annual reserve study that reflect this favorable loss development.
We also continue to actively seek to commute policies in our workers' compensation line of business when possible, and where the commutation of the policy is settled at a level below the carried value of the loss reserves, we record a reduction in our estimates of net ultimate losses. During 2019, we completed 6 commutations across several workers' compensation portfolios that contributed to a $6.1 million reduction in estimates of net ultimate losses.
Professional Indemnity/Directors & Officers - A $38.6 million reduction in estimates of net ultimate losses in our professional indemnity/directors’ & officers’ line of business arose from the annual actuarial analysis which reflected the better than expected loss development during 2019. As part of the reserve analysis, an in-depth review of recently acquired portfolios’ ceded reinsurance programs led to an increase in the ceded reinsurance asset of $13.5 million, which results in a reduction in net ultimate losses.
Asbestos - A $6.8 million increase in estimates of net ultimate losses in our asbestos line of business was driven primarily from changes in our actuarial assumptions related to dismissal rates. During 2019, the number of new defendants and filed claims was less than expected, but this was offset by a lowering of the dismissal rate. In asbestos, the dismissal rates are extremely high as many of the claims do not have merit against the insured. However, we have seen a trend in both US and UK exposure of the dismissal rate decreasing in the range of 2 to 3 percentage points.
Similar to workers’ compensation business, during 2019, we completed 6 commutations across several portfolios that contributed to a $9.8 million reduction in estimates of net ultimate losses.
Other - All other line of business changes in estimates of net ultimate losses were primarily due to the application of our reserving methodologies, favorable actual versus expected loss development and proactive claim management.
Other significant components of the 2019 net incurred losses and LAE include losses related to 2019 net earned premium of $123.6 million and an increase in the fair value of liabilities of $117.2 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, primarily due to narrowing credit spreads on corporate bond yields in 2019.
Other Items:
2020 versus 2019:
•The reduction in acquisition costs of $53.5 million in 2020 was due to a lower level of net premiums earned and lower associated acquisition costs in respect of the run-off business assumed through the AmTrust RITC transactions and the acquisition of Maiden Re North America.
•The increase in other income of $65.1 million was primarily driven by other income from our defendant asbestos and environmental liabilities companies of $99.3 million in 2020 due to a reduction in the actuarially estimated ultimate net liabilities as a result of a lower than expected number of asbestos claims filed against us; lower than expected paid indemnity and defense costs; the collection of disputed insurance recoveries that were carried on our balance sheet at $166.7 million, net of fair value adjustments, for consideration of $179.6 million; and recovery of $19.3 million on insurance payments previously written-off prior to our acquisition of the companies.
•General and administrative expenses consist of operating and corporate expenses. General and administrative expenses increased by $28.3 million primarily due higher performance-based compensation costs as a result of higher earnings in 2020.
•Net foreign exchange losses were $13.2 million for 2020 compared to gains of $9.9 million in 2019. The unfavorable change of $23.1 million was primarily driven by increased volatility in foreign exchange markets associated with the COVID-19 pandemic and the resulting impact on non-U.S. dollar denominated investments and technical balances in 2020.

•The income tax benefit (expense) is generally driven by the geographical distribution of pre-tax earnings (loss) between taxable and non-taxable jurisdictions.
•Earnings from equity method investments increased by $182.4 million in 2020, primarily due to an increase in earnings from our investments in Enhanzed Re and Monument Re.
•The change in net earnings attributable to noncontrolling interest of $8.0 million was due to lower earnings for those companies where there is a noncontrolling interest.
Atrium Segment
For a description of our Atrium segment, including strategic developments, see "Item 1. Business - Operating Segments - Atrium." The following is a discussion and analysis of the results of operations for our Atrium segment.

	2020	2019	Change
	(in thousands of U.S. dollars)
Gross premiums written	$206,656	$192,373	$14,283

Net premiums written	$183,194	$172,356	$10,838

Net premiums earned	$175,393	$164,059	$11,334
Net incurred losses and LAE	(87,226)	(77,276)	(9,950)
Acquisition costs	(59,611)	(56,956)	(2,655)
Operating expenses	(13,078)	(14,452)	1,374
Underwriting income	15,478	15,375	103
Net investment income	5,542	7,049	(1,507)
Net realized and unrealized gains (1)	4,165	6,195	(2,030)
Fees and commission income	22,984	10,160	12,824
Other income	131	140	(9)
Corporate expenses	(21,522)	(13,825)	(7,697)
Net foreign exchange gains (losses)	4,327	(504)	4,831
EARNINGS BEFORE INCOME TAXES	31,105	24,590	6,515
Income tax expense	(4,122)	(4,033)	(89)
NET EARNINGS	26,983	20,557	6,426
Net earnings attributable to noncontrolling interest	(11,059)	(8,432)	(2,627)
NET EARNINGS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$15,924	$12,125	$3,799

Underwriting ratios: (2)
Loss ratio	49.7%	47.1%	2.6%
Acquisition cost ratio	34.0%	34.7%	(0.7)%
Operating expense ratio	7.5%	8.8%	(1.3)%
Combined ratio	91.2%	90.6%	0.6%
(1) For the Atrium segment, we utilize trading accounting, where unrealized amounts are reflected in earnings.
(2) Refer to "Underwriting Ratios" for a description of how these ratios are calculated.
Overall Results
2020 versus 2019: Net earnings attributable to the Atrium segment increased by $3.8 million, primarily due to higher fees and commission income and foreign exchange gains in the current year, partially offset by higher corporate expenses and a lower investment return in the current year.
An analysis of the components of the segment's net earnings before the attribution of net (earnings) to noncontrolling interest is shown below. Investment results are separately discussed below in the "Investments Results - Consolidated" section.

Gross Premiums Written:
The following table provides gross premiums written by line of business for the Atrium segment.

	2020	2019	Change
	(in thousands of U.S. dollars)
Marine, aviation and transit	$58,081	$49,275	$8,806
Binding authorities	86,944	78,825	8,119
Reinsurance	16,906	17,778	(872)
Accident and health	14,778	21,585	(6,807)
Non-marine direct and facultative	29,947	24,910	5,037
Total	$206,656	$192,373	$14,283
2020 versus 2019: The increase in gross premiums written was driven predominantly by increases across the marine, aviation and transit, binding authorities and non-marine direct and facultative lines of business. The marine, aviation and transit and non-marine direct and facultative lines of business continue to benefit from an increase in rates, while the binding authorities line of business benefited from new opportunities to write business. The reduction in the accident and health line of business was largely driven by the impact of the COVID-19 pandemic as well as underwriting actions to not renew certain contracts in 2020.
Net Premiums Earned:
The following table provides net premiums earned by line of business for the Atrium segment.

	2020	2019	Change
	(in thousands of U.S. dollars)
Marine, aviation and transit	$44,127	$36,312	$7,815
Binding authorities	79,246	75,142	4,104
Reinsurance	13,793	14,433	(640)
Accident and health	14,841	18,922	(4,081)
Non-marine direct and facultative	23,386	19,250	4,136
Total	$175,393	$164,059	$11,334
2020 versus 2019: The increase in net premiums earned was primarily due to ongoing growth in the marine, aviation and transit, non-marine direct and facultative and binding authorities lines of business.
Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Atrium segment.

	2020			2019
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$40,196	$33,724	$73,920	$43,572	$34,617	$78,189
Net change in case and LAE reserves (1)	(14,145)	21,390	7,245	(13,278)	16,812	3,534
Net change in IBNR reserves (2)	(31,773)	38,434	6,661	(38,380)	33,598	(4,782)
Increase (reduction) in estimates of net ultimate losses	(5,722)	93,548	87,826	(8,086)	85,027	76,941
Amortization of fair value adjustments (3)	(571)	—	(571)	335	—	335
Increase (reduction) in provisions for unallocated loss adjustment expense liabilities (4)	48	(77)	(29)	—	—	—
Net incurred losses and LAE	$(6,245)	$93,471	$87,226	$(7,751)	$85,027	$77,276
(1) Comprises the movement during the period in specific case reserve liabilities as a result of claims settlements or changes advised to us by our policyholders and attorneys, less changes in case reserves recoverable advised by us to our reinsurers as a result of the settlement or movement of assumed claims.
(2) Represents the gross change in our actuarial estimates of IBNR reserves, less amounts recoverable.
(3) Relates to the amortization of fair value adjustments associated with the acquisition of companies.
(4) Represents the change in the estimate of the total future costs to administer the claims.

2020 versus 2019: The increase in net incurred losses and LAE of $10.0 million in 2020 was primarily driven by $18.4 million of losses related to the COVID-19 pandemic, primarily from accident and health business, partially offset by overall improved loss experience in other lines of business and lower catastrophe activity on the business written by Atrium.
The loss ratios were 49.7% and 47.1% for 2020 and 2019, respectively. Excluding the impact of losses related to the COVID-19 pandemic, the loss ratio for 2020 was 39.2%.
Other Items
2020 versus 2019:
•The reduction in the acquisition cost ratio of 0.7% was primarily due to agreed reductions in brokerage rates for certain accounts in 2020.
•The reduction in the operating expense ratio of 1.3% was primarily driven by an increase in net premiums earned and a reduction in operating expenses in 2020.
•Fees and commission income increased by $12.8 million primarily due to higher profit commissions from Syndicate 609 and the space consortium in 2020.
•The increase in corporate expenses of $7.7 million was primarily attributable to higher variable compensation costs from improved performance in the Atrium segment in 2020.
•Net foreign exchange gains were $4.3 million in 2020 compared to losses of $0.5 million in 2019. The favorable change of $4.8 million was primarily due to the strengthening of the Euro and the Canadian dollar against the U.S. dollar during 2020.
•Net earnings attributable to noncontrolling interest in the Atrium segment increased by $2.6 million, primarily due to higher earnings, as discussed above. As of December 31, 2020, the Trident V Funds and the Dowling Funds had a combined 41.0% noncontrolling interest in the Atrium segment.

StarStone Segment
For a description of our StarStone segment, including strategic developments, see "Item 1. Business - Operating Segments - StarStone."
The following is a discussion and analysis of the results of operations for our StarStone segment. As a result of the impact from the strategic developments in the segment, we have updated the presentation of the following tables. In previous reports, we had distinguished the results of sub-components of the segment between StarStone Group and Intra-group reinsurances, and between core and exited lines of business, which is no longer considered to be as meaningful. Under U.S. GAAP, StarStone U.S. qualified as a discontinued operation whereas StarStone International (non-U.S.) qualified as a continuing operation. As a result, certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings. For further information, refer to Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
The following is a discussion and analysis of the results of operations for the StarStone segment. Current and prior period results are not indicative of future results.

	2020	2019	Change	2018	Change
	(in thousands of U.S. dollars)
Gross premiums written	$326,695	$472,815	$(146,120)	$622,570	$(149,755)

Net premiums written	$233,202	$379,523	$(146,321)	$478,009	$(98,486)

Net premiums earned	$318,115	$451,112	$(132,997)	$515,163	$(64,051)
Net incurred losses and LAE	(266,738)	(469,240)	202,502	(543,080)	73,840
Acquisition costs	(90,797)	(109,369)	18,572	(120,517)	11,148
Operating expenses	(81,853)	(60,627)	(21,226)	(98,137)	37,510
Underwriting loss	(121,273)	(188,124)	66,851	(246,571)	58,447
Net investment income	27,443	34,396	(6,953)	27,000	7,396
Net realized and unrealized gains (losses) (1)	10,328	31,572	(21,244)	(12,320)	43,892
Other income	3,734	329	3,405	(550)	879
Corporate expenses	(42,011)	(7,790)	(34,221)	—	(7,790)
Interest expense	(2,110)	(475)	(1,635)	(103)	(372)
Net foreign exchange losses	(10,140)	(1,505)	(8,635)	(2,832)	1,327
	(12,756)	56,527	(69,283)	11,195	45,332
LOSS BEFORE INCOME TAXES	(134,029)	(131,597)	(2,432)	(235,376)	103,779
Income tax expense	(902)	(1,004)	102	3,892	(4,896)
Losses from equity method investments	—	(218)	218	—	(218)
NET LOSS FROM CONTINUING OPERATIONS	(134,931)	(132,819)	(2,112)	(231,484)	98,665
Net earnings from discontinued operations, net of income taxes	16,251	7,375	8,876	1,489	5,886
NET LOSS	(118,680)	(125,444)	6,764	(229,995)	104,551
Net loss attributable to noncontrolling interest	37,133	24,711	12,422	71,415	(46,704)
NET LOSS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(81,547)	$(100,733)	$19,186	$(158,580)	$57,847

Underwriting ratios: (2)
Loss ratio	83.8%	104.0%	(20.2)%	105.4%	(1.4)%
Acquisition cost ratio	28.5%	24.2%	4.3%	23.4%	0.8%
Operating expense ratio	25.8%	13.5%	12.3%	19.1%	(5.6)%
Combined ratio	138.1%	141.7%	(3.6)%	147.9%	(6.2)%
(1) This includes amounts relating to both fixed income securities and other investments. We have historically accounted for our fixed income securities as a trading portfolio, whereby unrealized amounts are reflected in earnings. However, from October 1, 2019, we have elected to use AFS accounting and, as trading fixed income securities mature or are disposed of, to the extent the proceeds are reinvested in fixed income securities, the investments will be classified as AFS securities for the StarStone segment.
(2) Refer to "Underwriting Ratios" for a description of how these ratios are calculated.

Overall Results
2020 versus 2019: Net losses attributable to the StarStone segment decreased by $19.2 million despite incurring COVID-19 related net underwriting losses of $45.4 million, and exit costs associated with the StarStone International Run-Off of $37.6 million. The reduction of $19.2 million was primarily as a result of lower underwriting losses due to the impact of underwriting remediation activity and the gain on the sale of StarStone U.S. (included in net earnings from discontinued operations, net of income taxes), partially offset by exit costs associated with the StarStone International Run-Off and a lower investment return in 2020.
2019 versus 2018: Net losses attributable to the StarStone segment decreased by $57.8 million, primarily due to a reduction in underwriting losses due to the underwriting remediation and a higher investment return, partially offset by higher corporate expenses in 2019.
An analysis of the components of the segment's net loss before the attribution of net losses to noncontrolling interest is shown below. Investment results are separately discussed below in "Investments Results - Consolidated" section.
COVID-19
The StarStone segment included net underwriting losses related to the COVID-19 pandemic as follows:

	2020
	StarStone Segment	Noncontrolling Interests' Share	Enstar's share of StarStone Segment
	(in thousands of U.S. dollars)
StarStone International (1)	$60,672	$(21,146)	$39,526
StarStone U.S. (Discontinued Operations)	10,000	(4,100)	5,900
Total StarStone Segment COVID-19 net underwriting losses	$70,672	$(25,246)	$45,426
(1) Includes the impact of net reinstatement premiums of $1.0 million and the premium deficiency provision of $8.9 million for the year ended December 31, 2020.
Exit Costs
The following table summarizes the exit costs associated with the StarStone International Run-Off.

		2020
		(in thousands of U.S. dollars)
Description:	Results of Operations Line Item:
Provision for unallocated LAE (run-off basis)	Net incurred losses and LAE	$(18,682)
Provision for employee severance-related costs	Corporate expenses	(12,586)
Goodwill impairment	Corporate expenses	(8,000)
Capitalized software write-down	Corporate expenses	(7,640)
Earnings acceleration of prepaid reinsurance premiums	Net premiums earned	(4,146)
Intangible asset impairment	Corporate expenses	(4,000)
Operating leases right-of-use asset write-down	Corporate expenses	(3,474)
Other asset write-downs	Corporate expenses	(2,827)
Valuation allowance on deferred tax assets	Income tax expense	(2,313)
Sub-total	Net (loss)	(63,668)
Redeemable non-controlling interest	Net loss attributable to noncontrolling interest	26,115
Total reduction in StarStone net earnings attributable to the StarStone International Run-Off	Net (loss) attributable to Enstar ordinary shareholders	$(37,553)

Underwriting Impact of Exit Costs:
The underwriting impact of the exit costs relating to net premiums earned and net incurred losses and LAE as shown in the table above, are summarized in the following table.

	2020
	Subtotal Before Exit Costs	Exit Costs	Total
	(in thousands of U.S. dollars)
Net premiums earned	$322,261	$(4,146)	$318,115
Net incurred losses and LAE	(248,056)	(18,682)	(266,738)
Acquisition costs	(90,797)	—	(90,797)
Operating expenses	(81,753)	(100)	(81,853)
Underwriting income (loss)	$(98,345)	$(22,928)	$(121,273)

Underwriting ratios(1):
Loss ratio	77.0%		83.8%
Acquisition cost ratio	28.2%		28.5%
Operating expense ratio	25.3%		25.8%
Combined ratio	130.5%		138.1%
(1) Refer to "Underwriting Ratios" for a description of how these ratios are calculated.
Gross Premiums Written:
The following table provides gross premiums written by line of business for the StarStone segment.

	2020	2019	Change	2018	Change
	(in thousands of U.S. dollars)
Casualty	$81,661	$97,355	$(15,694)	$88,701	$8,654
Marine	141,361	215,520	(74,159)	248,308	(32,788)
Property	49,417	102,718	(53,301)	217,858	(115,140)
Aerospace	52,967	54,245	(1,278)	61,528	(7,283)
Workers' Compensation	1,289	2,977	(1,688)	6,175	(3,198)
Total	$326,695	$472,815	$(146,120)	$622,570	$(149,755)
2020 versus 2019: Gross premiums written decreased by $146.1 million with all lines of business decreasing due to StarStone International being placed into an orderly run-off.
In light of the decision to implement the StarStone International Run-Off, gross premiums written will decline materially in future periods.
2019 versus 2018: Gross premiums written decreased by $149.8 million due to our strategy to exit certain lines of business.
Net Premiums Earned:
The following table provides net premiums earned by line of business for the StarStone segment.

	2020	2019	Change	2018	Change
	(in thousands of U.S. dollars)
Casualty	$84,360	$86,509	$(2,149)	$121,373	$(34,864)
Marine	133,966	199,700	(65,734)	176,189	23,511
Property	68,681	121,644	(52,963)	144,933	(23,289)
Aerospace	29,343	43,545	(14,202)	56,098	(12,553)
Workers' Compensation	1,765	(286)	2,051	16,570	(16,856)
Total	$318,115	$451,112	$(132,997)	$515,163	$(64,051)
2020 versus 2019: Net premiums earned decreased by $133.0 million due to StarStone International being placed into an orderly run-off.

As noted above with respect to gross premiums written, in light of the decision to implement the StarStone International Run-Off, net premiums earned will decline materially in future periods.
2019 versus 2018: Net premiums earned decreased by $64.1 million due to our strategy to exit certain lines of business.
Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the StarStone segment.

	2020			2019			2018
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$300,037	$26,831	$326,868	$375,377	$75,458	$450,835	$289,981	$137,390	$427,371
Net change in case and LAE reserves (1)	(130,502)	35,458	(95,044)	(95,183)	90,497	(4,686)	(77,821)	141,682	63,861
Net change in IBNR reserves (2)	(165,909)	183,563	17,654	(163,340)	185,361	22,021	(87,963)	134,464	46,501
Increase in estimates of net ultimate losses	3,626	245,852	249,478	116,854	351,316	468,170	124,197	413,536	537,733
Increase (reduction) in provisions for unallocated LAE (3)	(466)	17,710	17,244	(2,666)	3,568	902	(3,042)	8,655	5,613
Amortization of deferred charge assets and deferred gain liabilities (4)	606	—	606	—	—	—	—	—	—
Amortization of fair value adjustments (5)	(590)	—	(590)	168	—	168	(266)	—	(266)
Net incurred losses and LAE	$3,176	$263,562	$266,738	$114,356	$354,884	$469,240	$120,889	$422,191	$543,080
(1) Comprises the movement during the period in specific case reserve liabilities as a result of claims settlements or changes advised to us by our policyholders and attorneys, less changes in case reserves recoverable advised by us to our reinsurers as a result of the settlement or movement of assumed claims.
(2) Represents the gross change in our actuarial estimates of IBNR reserves, less amounts recoverable.
(3) Represents the change in the estimate of the total future costs to administer the claims.
(4) Relates to the amortization of deferred charge assets and deferred gain liabilities on retroactive reinsurance contracts.
(5) Relates to the amortization of fair value adjustments associated with the acquisition of companies.
2020 versus 2019: The decrease in net incurred losses and LAE of $202.5 million in 2020 was mainly driven by our strategy to exit certain lines of business in 2019 and StarStone International being placed into an orderly run-off in 2020.
The loss ratios for the StarStone segment were 83.8% and 104.0% in 2020 and 2019, respectively. Net incurred losses and LAE for 2020 were $266.7 million and included $52.8 million of COVID-19 related losses, mainly related to casualty and property business, and $18.7 million of exit costs associated with the StarStone International Run-Off. Excluding the impact of COVID-19 losses and exit costs, the loss ratio for 2020 was 60.8%.
2019 versus 2018: The decrease in net incurred losses and LAE of $73.8 million was primarily driven by our strategy to exit certain lines of business.
Other Items
2020 versus 2019:
•The increase in the acquisition cost ratio of 4.3% was primarily driven by the reduction in net premiums earned and the impact of the COVID-19-related premium deficiency of $8.9 million in 2020.
•The increase in the operating expense ratio of 12.3% was due to restructuring costs and the reduction in net premiums earned in 2020.
•Corporate expenses increased by $34.2 million primarily due to exit costs associated with the StarStone International Run-Off of $38.5 million, which are summarized above.
•Net foreign exchange losses were $10.1 million in 2020 compared to $1.5 million in 2019. The unfavorable change of $8.6 million was primarily driven by the strengthening of the British pound and Euro against the U.S. dollar in 2020.
2019 versus 2018:
•The reduction in the operating expense ratio of 5.6% was mainly due to a reduction in underwriting expenses.
•Corporate expenses increased by $7.8 million primarily due to reorganization and remediation initiatives, which were not a cost of underwriting, as well as certain holding company expenses in 2019.

Discontinued Operations (StarStone U.S.):
2020 versus 2019: The increase in net earnings from discontinued operations, net of income taxes of $8.9 million was driven primarily by the gain on the sale of StarStone U.S. of $16.1 million, partially offset by a reduction in income tax benefits in 2020.
Net earnings from discontinued operations, net of income taxes included $10.0 million net incurred losses and LAE related to the COVID-19 pandemic, with Enstar's share totaling $5.9 million, primarily related to casualty business.
2019 versus 2018: The increase in net earnings from discontinued operations, net of income taxes of $5.9 million was primarily due an increase in income tax benefits in 2019.
The StarStone U.S. business, included in discontinued operations, includes the results of intra-group reinsurance cessions which were non-renewed as of January 1, 2018. The effect of these intra-group reinsurance cessions on net earnings, net of income taxes for the StarStone U.S. business was as follows:

	2020	2019	2018
StarStone U.S. Group net earnings (loss) before Intra-Group Cessions	$25,900	$(48,164)	$(21,983)
Intra-Group Cessions	(25,763)	55,539	23,472
StarStone U.S. net earnings, net of income taxes	$137	$7,375	$1,489
Noncontrolling Interest:
As of December 31, 2020 and 2019, the Trident V Funds and the Dowling Funds had a combined 41.0% noncontrolling interest in the StarStone segment. The net loss attributable to them is based on their proportionate share of loss.
Other
Our other activities, which do not qualify as a reportable segment, include our corporate expenses, debt servicing costs, preferred share dividends, holding company income and expenses, foreign exchange and other miscellaneous items.
The following is a discussion and analysis of our results of operations for our other activities.

	2020	2019	Change
	(in thousands of U.S. dollars)
Net premiums earned	$19,889	$20,380	$(491)
Net incurred losses and LAE	(16,967)	(16,038)	(929)
Acquisition costs	(435)	(642)	207
Underwriting income	2,487	3,700	(1,213)
Net investment (losses) income	(12,216)	(8,410)	(3,806)
Net realized and unrealized gains	—	5,849	(5,849)
Other income (losses)	(2,673)	1,792	(4,465)
Corporate expenses	(44,298)	(45,945)	1,647
Interest income	9,997	9,989	8
Net foreign exchange gains	2,634	3	2,631
LOSS BEFORE INCOME TAXES	(44,069)	(33,022)	(11,047)
Income tax expense	(1,391)	(85)	(1,306)
NET LOSS ATTRIBUTABLE TO ENSTAR	(45,460)	(33,107)	(12,353)
Dividends on preferred shares	(35,700)	(35,914)	214
NET LOSS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(81,160)	$(69,021)	$(12,139)
Overall Results:
2020 versus 2019: The increase in net losses from other activities of $12.1 million was primarily driven by a lower investment return and other losses, partially offset by net foreign exchange gains in 2020. Investment results are separately discussed below in the "Investment Results - Consolidated" section.

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
Investable assets were $17.3 billion as of December 31, 2020 as compared to $14.1 billion as of December 31, 2019, an increase of 22.7%, primarily due to assets acquired in relation to the Hannover Re, Munich Re, Lyft, Aspen and AXA Group transactions, as well as unrealized gains on investments.
For information regarding our investment strategy, refer to "Item 1. Business - Investments."
Composition of Investable Assets By Segment
Across all of our segments, we strive to structure our investment holdings and the duration of our investments in a manner that recognizes our liquidity needs, including our obligation to pay losses. We consider the duration characteristics of our liabilities in determining our selection of asset durations depending on our other investment strategies and to the extent practicable. If our liquidity needs or general liability profile change unexpectedly, we may adjust the structure of our investment portfolio to meet our revised expectations. Schedules of contractual maturities for our short-term and fixed maturity securities are included in Note 6 - "Investments" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
The following tables summarize the composition of total investable assets by segment as of December 31, 2020 and 2019:

	2020
	Non-life Run-off	StarStone	Other	Total (1)
	(in thousands of U.S. dollars)
Short-term investments, trading, at fair value	$5,129	$—	$—	$5,129
Short-term investments, AFS, at fair value	263,795	—	—	263,795
Fixed maturities, trading, at fair value	4,145,956	448,936	—	4,594,892
Fixed maturities, AFS, at fair value	3,194,327	200,773	—	3,395,100
Funds held - directly managed	1,074,890	—	—	1,074,890
Equities, at fair value	773,744	73,051	—	846,795
Other investments, at fair value	4,146,271	97,763	—	4,244,034
Equity method investments	597,295	235,000	—	832,295
Total investments	14,201,407	1,055,523	—	15,256,930
Cash and cash equivalents (including restricted cash)	1,104,401	260,843	7,872	1,373,116
Funds held by reinsured companies	546,471	81,846	7,502	635,819
Total investable assets	$15,852,279	$1,398,212	$15,374	$17,265,865
Duration (in years) (2)	5.09	1.96	—	4.82
Average credit rating (3)	A+	AA-	AAA	A+
(1) The Atrium segment is not shown above as its investments were classified as held-for-sale as at December 31, 2020.
(2) The duration calculation includes cash and cash equivalents, short-term investments, fixed maturities and the fixed maturities within our funds held - directly managed portfolios at December 31, 2020 and 2019.
(3) The average credit ratings calculation includes cash and cash equivalents, short-term investments, fixed maturities and the fixed maturities within our funds held - directly managed portfolios at December 31, 2020 and 2019.

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
(1)The duration calculation includes cash and cash equivalents, short-term investments, fixed maturities and the fixed maturities within our funds held - directly managed portfolios at December 31, 2020 and 2019.
(2) The average credit ratings calculation includes cash and cash equivalents, short-term investments, fixed maturities and the fixed maturities within our funds held - directly managed portfolios at December 31, 2020 and 2019.
As of both December 31, 2020 and 2019, our investment portfolio, including funds held - directly managed had an average credit quality rating of A+. As of December 31, 2020 and 2019, our fixed maturity investments (classified as trading and AFS and our fixed maturity investments included within funds held - directly managed) that were non-investment grade (i.e. rated lower than BBB- and non-rated securities) comprised 3.7% and 4.5% of our total fixed maturity investment portfolio, respectively. A detailed schedule of average credit ratings by asset class as of December 31, 2020 is included in Note 6 - "Investments" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

Composition of Investment Portfolio by Asset Class
The following tables summarize the composition of our investment portfolio by asset class as of December 31, 2020 and 2019:

	2020
	AAA Rated	AA Rated	A Rated	BBB Rated	Non-investment Grade	Not Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and AFS and funds held - directly managed
U.S. government & agency	$951,048	$—	$—	$—	$—	$—	$951,048	6.2%
U.K. government	—	43,199	7,883	—	—	—	51,082	0.3%
Other government	244,041	159,095	42,337	51,413	5,267	—	502,153	3.3%
Corporate	172,718	607,796	2,646,602	1,960,971	287,363	11,282	5,686,732	37.3%
Municipal	8,270	78,585	55,631	20,183	—	—	162,669	1.1%
Residential mortgage-backed	544,545	—	2,195	2,615	2,472	2,118	553,945	3.6%
Commercial mortgage-backed	591,396	115,114	74,615	61,730	3,961	7,274	854,090	5.6%
Asset-backed	239,733	84,058	119,757	89,898	24,014	—	557,460	3.7%
Total	2,751,751	1,087,847	2,949,020	2,186,810	323,077	20,674	9,319,179	61.1%

Other assets included within funds held - directly managed							14,627	0.1%

Equities
Publicly traded equities							260,767	1.7%
Exchange-traded funds							311,287	2.0%
Privately held equities							274,741	1.8%
Total							846,795	5.5%

Other investments
Hedge funds							2,638,339	17.3%
Fixed income funds							552,541	3.6%
Private equity funds							363,103	2.4%
Private credit funds							192,319	1.3%
Equity funds							190,767	1.3%
CLO equity funds							166,523	1.1%
CLO equities							128,083	0.8%
Other							12,359	0.1%
Total							4,244,034	27.9%

Equity method investments							832,295	5.4%

Total investments	$2,751,751	$1,087,847	$2,949,020	$2,186,810	$323,077	$20,674	$15,256,930	100.0%

	2019
	AAA Rated	AA Rated	A Rated	BBB Rated	Non-investment Grade	Not Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and AFS and funds held - directly managed
U.S. government & agency	$696,077	$—	$—	$—	$—	$—	$696,077	5.5%
U.K. government	—	161,772	—	—	—	—	161,772	1.3%
Other government	316,150	154,072	63,270	144,557	24,807	—	702,856	5.6%
Corporate	140,889	600,081	2,759,671	1,634,572	311,167	1,890	5,448,270	43.2%
Municipal	10,088	56,389	50,938	23,272	—	—	140,687	1.1%
Residential mortgage-backed	310,595	47,474	2,295	1,882	34,055	4,613	400,914	3.2%
Commercial mortgage-backed	567,453	80,517	87,081	63,565	5,556	9,574	813,746	6.4%
Asset-backed	304,542	79,930	159,087	110,201	15,694	781	670,235	5.3%
Total	2,345,794	1,180,235	3,122,342	1,978,049	391,279	16,858	9,034,557	71.6%

Other assets included within funds held - directly managed							14,207	0.1%

Equities
Publicly traded equities							327,875	2.6%
Exchange-traded funds							133,047	1.1%
Privately held equities							265,799	2.1%
Total							726,721	5.8%

Other investments
Hedge funds							1,121,904	8.9%
Fixed income funds							481,039	3.8%
Equity funds							410,149	3.3%
Private equity funds							323,496	2.5%
CLO equities							87,555	0.7%
CLO equity funds							87,509	0.7%
Other							6,379	—%
Total							2,518,031	19.9%

Equity method investments							326,277	2.6%

Total investments	$2,345,794	$1,180,235	$3,122,342	$1,978,049	$391,279	$16,858	$12,619,793	100.0%
A description of our investment valuation processes is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Investments" and Note 12 - "Fair Value Measurements" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
The amortized cost, gross unrealized gains and losses and the fair value of our short-term investments and fixed maturity investments were as follows:

			Gross Unrealized Losses
As of December 31, 2020	Amortized Cost	Gross Unrealized Gains	Non-Credit Related Losses	Allowance for Credit Losses(1)	Fair Value
U.S. government and agency	$935,014	$17,148	$(1,114)	$—	$951,048
U.K. government	46,988	4,094	—	—	51,082
Other government	463,765	38,460	(72)	—	502,153
Corporate	5,226,238	463,459	(2,784)	(181)	5,686,732
Municipal	145,469	17,210	(10)	—	162,669
Residential mortgage-backed	545,628	9,640	(1,323)	—	553,945
Commercial mortgage-backed	828,155	37,318	(11,250)	(133)	854,090
Asset-backed	567,638	3,682	(13,852)	(8)	557,460
	$8,758,895	$591,011	$(30,405)	$(322)	$9,319,179
(1)The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 2 - "Significant Accounting Policies" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K for further details.

As of December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$690,343	$6,663	$(929)	$696,077
U.K. government	155,261	6,628	(117)	161,772
Other government	684,116	24,994	(6,254)	702,856
Corporate	5,231,512	235,406	(18,648)	5,448,270
Municipal	131,130	9,595	(38)	140,687
Residential mortgage-backed	396,331	5,981	(1,398)	400,914
Commercial mortgage-backed	796,730	20,673	(3,657)	813,746
Asset-backed	674,250	1,806	(5,821)	670,235
	$8,759,673	$311,746	$(36,862)	$9,034,557
We have historically accounted for our fixed income securities as a trading portfolio, whereby unrealized gains are reflected in earnings. However, from October 1, 2019, we have elected to use AFS accounting and, as trading fixed income securities mature or are disposed, to the extent the proceeds are reinvested in fixed income securities, the investments will be classified as AFS securities for the Non-life Run-off and StarStone segments. The difference in the treatment of the fixed income securities is that unrealized changes on investments classified as trading are recorded through earnings, whereas unrealized changes on investments classified as AFS are recorded directly to shareholders' equity as a component of other comprehensive income. We may experience unrealized losses on our fixed maturity investments, depending on investment conditions and general economic conditions. Unrealized amounts would only become realized in the event of a sale of the specific securities prior to maturity, allowances for credit losses or a credit default. For further information on the sensitivity of our portfolio to changes in interest rates, refer to the Interest Rate Risk section within "Item 7A. Quantitative and Qualitative Disclosures About Market Risk", included within this Annual Report on Form 10-K.
The following table summarizes the composition of our top ten corporate issuers included within our short-term investments and fixed maturity investments, classified as trading and AFS and the fixed maturity investments included within our funds held - directly managed balance as of December 31, 2020:

	Fair Value	Average Credit Rating
	(in thousands of U.S. dollars)
Bank of America Corp	$110,894	A
Morgan Stanley	101,614	A
Citigroup Inc	96,346	A-
JPMorgan Chase & Co	93,275	A
Comcast Corp	89,995	A-
Wells Fargo & Co	87,733	A
Apple Inc	71,006	AA+
HSBC Holdings PLC	56,849	A
AT&T Inc	55,829	BBB
Oracle Corp	49,765	A-
	$813,306

Investment Results - Consolidated
Comparability of our investment results between periods is impacted by our acquisitions and significant new business as described in Note 3 - "Business Acquisitions" and Note 4 - "Significant New Business" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
The following tables summarize our consolidated investment results.

	2020
	Non-Life Run-off	Atrium	StarStone	Other	Total
Net investment income:
Fixed income securities (1)	$242,571	$4,440	$21,732	$—	$268,743
Cash and restricted cash	1,844	813	811	103	3,571
Other investments, including equities	51,478	492	6,742	(12,319)	46,393
Less: Investment expenses	(13,845)	(203)	(1,842)	—	(15,890)
Total net investment income (expense)	$282,048	$5,542	$27,443	$(12,216)	$302,817

Net realized gains (losses):
Fixed income securities (1)	$146,673	$(275)	$8,027	$—	$154,425
Other investments, including equities	21,800	482	2,144	—	24,426
Total net realized gains	$168,473	$207	$10,171	$—	$178,851

Net unrealized gains (losses):
Fixed income securities, trading (1)	$153,519	$3,552	$(5,212)	$—	$151,859
Other investments, including equities	1,305,534	406	5,369	—	1,311,309
Total net unrealized gains	$1,459,053	$3,958	$157	$—	$1,463,168

Total investment return included in earnings (A)	$1,909,574	$9,707	$37,771	$(12,216)	$1,944,836

Other comprehensive income:
Unrealized gains (losses), on fixed income securities, AFS, net of reclassification adjustments excluding foreign exchange (B) (1)	$66,745	$(17)	$2,277	$—	$69,005

Total investment return = (A) + (B)	$1,976,319	$9,690	$40,048	$(12,216)	$2,013,841

Income from fixed income assets (2)	$244,415	$5,253	$22,543	$103	$272,314
Average aggregate fixed income assets, at cost (2)(3)	9,490,830	207,671	1,038,522	16,809	10,753,832
Investment book yield	2.58%	2.53%	2.17%	0.61%	2.53%

Average aggregate invested assets, at fair value (3)	$13,490,472	$235,649	$1,225,503	$16,809	$14,968,433
Investment return included in net earnings	14.15%	4.12%	3.08%	(72.68)%	12.99%
Total investment return	14.65%	4.11%	3.27%	(72.68)%	13.45%
(1) Fixed income securities includes both trading and AFS short-term and fixed maturity investments as well as funds held - directly managed, whereas fixed income securities, trading excludes AFS investments and fixed income, AFS excludes trading investments.
(2) Fixed income assets includes fixed income securities and cash and restricted cash.
(3) These amounts are an average of the amounts disclosed in our quarterly and annual U.S. GAAP consolidated financial statements.

	2019
	Non-Life Run-off	Atrium	StarStone	Other	Total
Net investment income:
Fixed income securities (1)	$249,677	$5,422	$24,579	$567	$280,245
Cash and restricted cash	8,600	870	4,116	417	14,003
Other investments, including equities	29,576	1,047	7,364	(9,524)	28,463
Less: Investment expenses	(12,617)	(290)	(1,663)	130	(14,440)
Total net investment income (expense)	$275,236	$7,049	$34,396	$(8,410)	$308,271

Net realized gains (losses):
Fixed income securities (1)	$78,573	$75	$3,646	$4,151	$86,445
Other investments, including equities	(691)	126	191	—	(374)
Total net realized gains	$77,882	$201	$3,837	$4,151	$86,071

Net unrealized gains:
Fixed income securities, trading (1)	$402,006	$4,321	$22,856	$—	$429,183
Other investments, including equities	488,462	1,673	4,879	1,698	496,712
Total net unrealized gains	$890,468	$5,994	$27,735	$1,698	$925,895

Total investment return included in earnings (A)	$1,243,586	$13,244	$65,968	$(2,561)	$1,320,237

Other comprehensive income:
Unrealized gains (losses), on fixed income securities, AFS, net of reclassification adjustments excluding foreign exchange (B) (1)	$(1,064)	$288	$(24)	$(1,072)	$(1,872)

Total investment return = (A) + (B)	$1,242,522	$13,532	$65,944	$(3,633)	$1,318,365

Income from fixed income assets (2)	$258,277	$6,292	$28,695	$984	$294,248
Average aggregate fixed income assets, at cost (2)(3)	9,031,708	256,109	1,158,237	72,045	10,518,099
Investment book yield	2.86%	2.46%	2.48%	1.37%	2.80%

Average aggregate invested assets, at fair value (3)	$11,799,264	$270,590	$1,347,215	$79,478	$13,496,547
Investment return included in net earnings	10.54%	4.89%	4.90%	(3.22)%	9.78%
Total investment return	10.53%	5.00%	4.89%	(4.57)%	9.77%
(1) Fixed income securities includes both trading and AFS short-term and fixed maturity investments as well as funds held - directly managed, whereas fixed income securities, trading excludes AFS investments and fixed income, AFS excludes trading investments.
(2) Fixed income assets includes fixed income securities and cash and restricted cash.
(3) These amounts are an average of the amounts disclosed in our quarterly and annual U.S. GAAP consolidated financial statements.

	2018
	Non-Life Run-off	Atrium	StarStone	Other	Total
Net investment income:
Fixed income securities (1)	$202,203	$4,696	$22,680	$1,397	$230,976
Cash and restricted cash	5,187	525	2,326	154	8,192
Other investments, including equities	25,469	739	4,033	1,370	31,611
Less: Investment expenses	(6,572)	(274)	(2,039)	(196)	(9,081)
Total net investment income (expense)	$226,287	$5,686	$27,000	$2,725	$261,698

Net realized gains (losses):
Fixed income securities (1)	$(26,845)	$(485)	$(4,087)	$6	$(31,411)
Other investments, including equities	3,272	226	518	—	4,016
Total net realized gains (losses)	$(23,573)	$(259)	$(3,569)	$6	$(27,395)

Net unrealized gains:
Fixed income securities, trading (1)	$(195,597)	$(2,029)	$(8,225)	$—	$(205,851)
Other investments, including equities	(162,542)	(963)	(526)	(10,255)	(174,286)
Total net unrealized gains	$(358,139)	$(2,992)	$(8,751)	$(10,255)	$(380,137)

Total investment return included in earnings (A)	$(155,425)	$2,435	$14,680	$(7,524)	$(145,834)

Other comprehensive income:
Unrealized gains (losses), on fixed income securities, AFS, net of reclassification adjustments excluding foreign exchange (B) (1)	$(44)	$(243)	$—	$(1,375)	$(1,662)

Total investment return = (A) + (B)	$(155,469)	$2,192	$14,680	$(8,899)	$(147,496)

Income from fixed income assets (2)	$207,390	$5,221	$25,006	$1,551	$239,168
Average aggregate fixed income assets, at cost (2)(3)	7,537,621	265,238	1,535,360	160,359	9,498,578
Investment book yield	2.75%	1.97%	1.63%	0.97%	2.52%

Average aggregate invested assets, at fair value (3)	$9,041,377	$272,386	$1,670,240	$222,822	$11,206,825
Investment return included in net earnings	(1.72)%	0.89%	0.88%	(3.38)%	(1.30)%
Total investment return	(1.72)%	0.80%	0.88%	(3.99)%	(1.32)%
(1) Fixed income securities includes both trading and AFS short-term and fixed maturity investments as well as funds held - directly managed whereas, fixed income securities, trading excludes AFS investments and fixed income, AFS excludes trading investments.
(2) Fixed income assets includes fixed income securities and cash and restricted cash.
(3) These amounts are an average of the amounts disclosed in our quarterly and annual U.S. GAAP consolidated financial statements.
Net Investment Income:
2020 versus 2019: Net investment income decreased by $5.5 million for 2020 compared to 2019. There was a decrease of $11.5 million in net investment income from fixed maturities and a $17.9 million increase in other investment income and equities, partly offset by a decrease of $10.4 million in net investment income from cash and cash equivalents. There was an increase of $235.7 million in our average aggregate fixed maturities and cash and cash equivalents. The increase in our average aggregate fixed maturities and cash and cash equivalents was primarily due to the Hannover Re, Munich Re, Lyft, Aspen and AXA Group transactions in 2020 and the AmTrust RITC, Amerisure, Zurich and Maiden Re transactions in 2019. The book yield decreased by 27 basis points, primarily due to lower rates.
2019 versus 2018: Net investment income increased by $46.6 million for 2019 compared to 2018. There was an increase of $49.3 million in net investment income from fixed maturities and a $5.8 million in net investment income from cash and cash equivalents, partly offset by a $3.1 million decrease in other investment income and equities. There was an increase of $1.0 billion in our average aggregate fixed maturities and cash and cash equivalents. The increase in our average aggregate fixed maturities and cash and cash equivalents was primarily due to the Morse TEC, Zurich, Maiden Re Bermuda, Amerisure and the AmTrust RITC transactions in 2019. The book yield increased by 28 basis points, primarily due to the contractual yield received on the 2019 transactions.

Net Realized and Unrealized Gains (Losses):
2020 versus 2019: Net realized and unrealized gains were $1.6 billion for 2020 compared to net realized and unrealized gains of $1.0 billion for 2019, an increase of $0.6 billion. Included in net realized and unrealized gains (losses) are the following items:
•Net realized and unrealized gains on fixed income securities, including fixed income securities within our funds held portfolios, of $306.3 million for 2020, compared to net realized and unrealized gains of $515.6 million for 2019, a decrease of $209.3 million. The gains in 2020 were primarily driven by a decline in interest rates, whereas the gains in 2019 were due to a combination of lower interest rates and tightening credit spreads;
•Net realized and unrealized gains on other investments, including equities of $1.3 billion for 2020 compared to $496.3 million for 2019, an increase of $839.4 million. The unrealized gains for 2020 primarily comprised unrealized gains of $1.2 billion in the hedge fund managed by AnglePoint. These unrealized gains were driven by strong performance in equity markets across multiple sectors, including consumer discretionary, communication services, information technology and consumer staples. Historical performance on these investments may not be indicative of future returns. The fund utilizes prime brokerage borrowings and derivatives for both hedging and investment purposes as part of a strategy that can generate significant returns. Funds that employ leverage through borrowings and derivatives can generate outsized returns but can also experience greater levels of volatility. The unrealized gains for 2019 primarily comprised unrealized gains in our hedge funds, equities, equity funds, fixed income funds, and private equity funds principally driven by declining interest rates, tightening credit spreads, and a favorable movement in equity markets.
2019 versus 2018: Net realized and unrealized gains were $1.0 billion for 2019 compared to net realized and unrealized losses of $407.5 million for 2018, an increase of $1.4 billion. Included in net realized and unrealized gains (losses) are the following items:
•Net realized and unrealized gains on fixed income securities, including fixed income securities within our funds held portfolios, of $515.6 million for 2019, compared to net realized and unrealized losses of $237.3 million for 2018, an increase of $752.9 million. The gains in 2019 were primarily driven by a decline in interest rates and tighter credit spreads, whereas the losses in 2018 were due to higher interest rates and wider credit spreads; and
•Net realized and unrealized gains on other investments, including equities of $496.3 million for 2019 compared to net realized and unrealized losses of $170.3 million for 2018, an increase of $666.6 million. The unrealized gains for 2019 primarily comprised unrealized gains in our hedge funds, equity funds, fixed income funds and private equity funds principally driven by declining interest rates, tighter credit spreads, and a more favorable movement in global equity markets in 2019. The unrealized losses in 2018 primarily comprised unrealized losses in our equity funds, call options on equity, hedge funds, fixed income funds and CLO equities, partially offset by unrealized gains on our private debt and private equities principally driven by higher interest rates and wider credit spreads.

Liquidity and Capital Resources
Overview
We aim to generate cash flows from our (re)insurance operations and investments, preserve sufficient capital for future acquisitions, and develop relationships with lenders who provide borrowing capacity at competitive rates.
Our capital resources as of December 31, 2020 included ordinary shareholders' equity of $6.2 billion, preferred equity of $510.0 million, redeemable noncontrolling interest of $365.4 million, our debt obligations of $1.4 billion. Based on our current loss reserves position, our portfolios of in-force (re)insurance business, and our investment positions, we believe we are well capitalized.
The following table details our capital position as of December 31, 2020 and 2019:

	2020	2019	Change
	(in thousands of U.S. dollars)
Ordinary shareholders' equity	$6,164,395	$4,332,183	$1,832,212
Series D and E Preferred Shares	510,000	510,000	—
Total Enstar Group Limited Shareholders' Equity (A)	6,674,395	4,842,183	1,832,212
Noncontrolling interest	13,609	14,168	(559)
Total Shareholders' Equity (B)	6,688,004	4,856,351	1,831,653

Senior Notes	843,447	842,216	1,231
Junior Subordinated Notes	344,812	—	344,812
Revolving credit facility	185,000	—	185,000
Term loan facility	—	348,991	(348,991)
Total debt (C)	1,373,259	1,191,207	182,052

Redeemable noncontrolling interest (D)	365,436	438,791	(73,355)

Total capitalization = (B) + (C) + (D)	$8,426,699	$6,486,349	$1,940,350

Total capitalization attributable to Enstar = (A) + (C)	$8,047,654	$6,033,390	$2,014,264

Debt to total capitalization	16.3%	18.4%	(2.1)%
Debt and Series D and E Preferred Shares to total capitalization	22.3%	26.2%	(3.9)%

Debt to total capitalization attributable to Enstar	17.1%	19.7%	(2.6)%
Debt and Series D and E Preferred Shares to total capitalization attributable to Enstar	23.4%	28.2%	(4.8)%

As of December 31, 2020, we had $901.2 million of cash and cash equivalents, excluding restricted cash that supports (re)insurance operations, and included in this amount was $677.7 million held by our foreign subsidiaries outside of Bermuda. Based on our group's current corporate structure with a Bermuda domiciled parent company and the jurisdictions in which we operate, if the cash and cash equivalents held by our foreign subsidiaries were to be distributed to us, as dividends or otherwise, such amount would not be subject to incremental income taxes; however, in certain circumstances withholding taxes may be imposed by some jurisdictions, including by the United States. Based on existing tax laws, regulations and our current intentions, there were no accruals as of December 31, 2020 for any material withholding taxes on dividends or other distributions, as described in Note 20 - "Income Taxation" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Dividends
Historically, Enstar has not declared a dividend on its ordinary shares. The strategy has been to retain earnings and invest distributions from operating subsidiaries into our business. We may re-evaluate this strategy from time to time based on overall market conditions and other factors, but we do not currently expect to pay any dividends on our ordinary shares.
On June 28, 2018, we issued 16,000 Series D Preferred Shares with an aggregate liquidation value of $400.0 million. On November 21, 2018, we issued 4,400 Series E Preferred Shares with an aggregate liquidation value of

$110.0 million. The dividends on the Series D and E Preferred Shares are non-cumulative and may be paid quarterly in arrears on the first day of March, June, September and December of each year, only when, as and if declared. For further information on preferred share dividends, refer to Note 17 - "Shareholders' Equity" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Any payment of common or preferred dividends must be approved by our Board of Directors. Our ability to pay ordinary and preferred dividends is subject to certain restrictions, as described in Note 22 - "Dividend Restrictions and Statutory Financial Information" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Sources and Uses of Cash
Holding Company Liquidity
The potential sources of cash flows to Enstar as a holding company consist of cash flows from our subsidiaries including dividends, advances and loans, and interest income on loans to our subsidiaries. We also utilize our credit and loan facilities, and we have issued senior notes and preferred shares and guaranteed junior subordinated notes issued by one of our subsidiaries.
We use cash to fund new acquisitions of companies and significant new business. We also utilize cash for our operating expenses associated with being a public company and to pay dividends on our preference shares and interest and principal on loans from subsidiaries and debt obligations, including loans under our credit facilities, our 4.50% senior notes due 2022 (the “2022 Senior Notes”), our 4.95% senior notes due 2029 (the "2029 Senior Notes” and, together with the 2022 Senior Notes, the "Senior Notes") and our 5.75% Junior Subordinated Notes due 2040 (the “Junior Subordinated Notes”), as well as for ordinary share repurchases. Under the eligible capital rules of the Bermuda Monetary Authority, the Senior Notes qualify as Tier 3 capital and the Preferred Shares and Junior Subordinated Notes qualify as Tier 2 capital when considering the BSCR.
Our holding company cash flows are summarized in "Item 8. Financial Statements and Supplementary Data - Schedule II - Condensed Financial Information of Registrant - Statements of Cash Flows - Parent Company Only" for the years ended December 31, 2020, 2019 and 2018" and the notes thereto.
We may, from time to time, raise capital from the issuance of equity, debt or other securities as we continuously evaluate our strategic opportunities. We filed an automatic shelf registration statement on August 17, 2020 with the U.S. Securities and Exchange Commission ("SEC") to allow us to conduct future offerings of certain securities, if desired, including debt, equity and other securities.
As we are a holding company and have no substantial operations of our own, our assets consist primarily of investments in subsidiaries and our loans and advances to subsidiaries. Dividends from our (re)insurance subsidiaries are restricted by (re)insurance laws and regulations, as described below. The ability of all of our subsidiaries to make distributions and transfers to us may also be restricted by, among other things, other applicable laws and regulations and the terms of our credit facilities and our subsidiaries’ bank loans and other issued debt instruments.
U.S. Finance Company Liquidity
Enstar Finance LLC ("Enstar Finance") is a wholly-owned finance subsidiary and is dependent upon funds from other subsidiaries to pay any amounts due under the Junior Subordinated Notes. In addition, as noted above, we are a holding company that conducts substantially all of our operations through our subsidiaries. Our only significant assets are the capital stock of our subsidiaries. Because substantially all of our operations are conducted through our (re)insurance subsidiaries, substantially all of our consolidated assets are held by our subsidiaries and most of our cash flow, and, consequently, our ability to pay any amounts due under the guaranty of the Junior Subordinated Notes, is dependent upon the earnings of our subsidiaries and the transfer of funds by those subsidiaries to us in the form of distributions or loans.
In addition, the ability of our (re)insurance subsidiaries to make distributions or other transfers to Enstar Finance or us is limited by applicable insurance laws and regulations, as described below. These laws and regulations and the determinations by the regulators implementing them may significantly restrict such distributions and transfers, and, as a result, adversely affect the overall liquidity of Enstar Finance or us. The ability of all of our subsidiaries to make distributions and transfers to Enstar Finance and us may also be restricted by, among other things, other applicable laws and regulations and the terms of our credit facilities and our subsidiaries’ bank loans and other issued debt instruments.
Operating Company Liquidity
The ability of our (re)insurance subsidiaries to pay dividends and make other distributions is limited by the applicable laws and regulations of the jurisdictions in which our (re)insurance subsidiaries operate, including Bermuda, the United Kingdom, the United States, Australia and Continental Europe, which subject these subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, certain of our (re)insurance subsidiaries to maintain minimum capital requirements and limit the amount of dividends and other payments that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments. For more information on these laws and regulations, see "Item 1. Business - Regulation." As of December 31, 2020, all of our (re)insurance subsidiaries’ capital requirement levels were in excess of the minimum levels required. The ability of our subsidiaries to pay dividends is subject to certain restrictions, as described in Note 22 - "Dividend Restrictions and Statutory Financial Information" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K. Our subsidiaries’ ability to pay dividends and make other forms of distributions may also be limited by our repayment obligations under certain of our outstanding credit facility agreements and other debt instruments. Variability in ultimate loss payments may also result in increased liquidity requirements for our subsidiaries. During 2020 and 2019, our regulated subsidiaries paid aggregate capital distributions and dividends of $706.9 million and $530.6 million, respectively.
In the Non-life Run-off segment, sources of funds primarily consist of cash and investment portfolios acquired on the completion of acquisitions and loss portfolio transfer reinsurance agreements. Cash balances acquired upon our purchase of insurance or reinsurance companies are classified as cash provided by investing activities. Cash acquired from loss portfolio transfers and other reinsurance agreements is classified as cash provided by operating activities. We expect to use funds acquired from cash and investment portfolios, collected premiums, collections from reinsurance debtors, fees and commission income, investment income and proceeds from sales and redemptions of investments to meet expected claims payments and operational expenses, with the remainder used for acquisitions and additional investments. In the Non-life Run-off segment, we generally expect negative operating cash flows to be met by positive investing cash flows; however, cash provided by operating activities was positive for 2020 and 2019 as the proceeds from sales and maturities of trading securities exceeded cash used in the purchase of trading securities, with the net proceeds being used in the purchase of AFS securities included within investing cash flows.
In the Atrium segment, we expect positive cash flows from operations as investment income earned and collected premiums should generally be in excess of total net claim payments, losses incurred on earned premiums and operating expenses. As a result of the sale of StarStone U.S. and the decision to place StarStone International into run-off, we expect net neutral cash flows from operations as net claim payments, losses incurred on earned premiums and operating expenses are met by cash inflows from investment income, collection of premium receivable and proceeds from sales and maturities of investments.
Overall, we expect our cash flows, together with our existing capital base and cash and investments acquired on the acquisition of business, to be sufficient to meet cash requirements and to operate our business.
Cash Flows
The following table summarizes our consolidated cash flows provided by (used in) operating, investing and financing activities.

	2020	2019	Change	2018	Change
	(in thousands of U.S. dollars)
Cash provided by (used in):
Operating activities	$2,786,366	$1,424,449	$1,361,917	$(141,609)	$1,566,058
Investing activities	(2,335,436)	(1,603,310)	(732,126)	(827,085)	(776,225)
Financing activities	117,406	248,538	(131,132)	701,986	(453,448)
Net cash flows from discontinued operations	(21,996)	3,840	(25,836)	33,868	(30,028)
Effect of exchange rate changes on cash	(5,800)	(324)	(5,476)	2,588	(2,912)
Net increase (decrease) in cash and cash equivalents	540,540	73,193	467,347	(230,252)	303,445
Cash and cash equivalents, beginning of year	971,349	901,996	69,353	1,166,116	(264,120)
Net change in cash of businesses held-for-sale	(138,773)	(3,840)	(134,933)	(33,868)	30,028
Cash and cash equivalents, end of year	$1,373,116	$971,349	$401,767	$901,996	$69,353
Details of our consolidated cash flows are included in "Item 8. Financial Statements and Supplementary Data - Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018" of this Annual Report on Form 10-K.
2020 versus 2019: Cash and cash equivalents increased by $540.5 million in 2020 compared to $73.2 million during 2019.

Cash and cash equivalents increased by $540.5 million in 2020, as cash provided by operating and financing activities of $2.8 billion and $117.4 million, respectively, was partially offset by cash used in investing activities of $2.3 billion. Cash provided by operations in 2020 was predominantly driven by: (i) the proceeds from net sales and maturities of trading securities of $1.7 billion; and (ii) cash and restricted cash acquired in Non-life Run-off reinsurance transactions of $1.6 billion; partially offset by the timing of paid losses. Cash provided by financing activities in 2020 was primarily attributable to net inflows of $179.5 million from loan obligations, partially offset by share repurchases and preferred share dividends. Cash used in investing activities in 2020 primarily related to net purchases of AFS securities of $1.9 billion and net subscriptions of other investments of $380.3 million. Change in cash of business held-for-sale is due to the classification of the assets and liabilities of Northshore as held-for-sale as of December 31, 2020 and the disposal of StarStone U.S.
Cash and cash equivalents increased by $73.2 million in 2019, as cash provided by operating and financing activities of $1.4 billion and $248.5 million, respectively, was partially offset by cash used in investing activities of $1.6 billion. Cash provided by operations in 2019 was largely the result of: (i) the proceeds from net sales and maturities of trading securities of $956.5 million; and (ii) cash and restricted cash acquired in Non-life Run-off reinsurance transactions of $1.2 billion; partially offset by the timing of paid losses. Cash provided by financing activities in 2019 was primarily attributable to an increase in debt obligations of $327.9 million due to the issuance of the 2029 Senior Notes, partially offset by a $150.0 million repayment of the 2018 EGL Term Loan Facility. Cash used in investing activities in 2019 was primarily related to net purchases of AFS securities of $1.5 billion and net subscriptions of other investments of $213.0 million, partially offset by cash acquired on the acquisition of Morse TEC.
2019 versus 2018: Cash and cash equivalents increased by $73.2 million in 2019 compared with a decrease of $230.3 million during 2018.
Cash and cash equivalents decreased by $230.3 million in 2018, as cash used in investing and operating activities of $827.1 million and $141.6 million, respectively, was partially offset by cash provided by financing activities of $702.0 million. Cash used in investing activities in 2018 was primarily related to net subscriptions of other investments of $466.0 million, cash paid on acquisitions, net of cash acquired of $245.2 million and the purchase of equity method investments of $155.4 million. Cash used in operations was largely the result of net purchases of trading securities of $637.6 million and the timing of paid losses, partially offset by cash and restricted cash acquired in Non-life Run-off reinsurance transactions of $652.0 million. Cash provided by financing activities in 2018 primarily related to net proceeds of $495.4 million from the issuance of the Series D and E Preferred Shares, net inflows of $218.2 million from our credit facilities, which were principally used to fund new business and acquisitions, $55.4 million of inflows in respect of contributions by noncontrolling interests, partially offset by dividends paid on preferred shares of $12.1 million and to noncontrolling interests of $3.9 million.
Investable Assets
We define investable assets as the sum of total investments, cash and cash equivalents, restricted cash and cash equivalents and funds held. Investable assets were $17.3 billion as of December 31, 2020 as compared to $14.1 billion as of December 31, 2019, an increase of 22.7%. The increase was primarily due to assets acquired and unrealized gains on investments. For information regarding our investment strategy and our portfolio and results, refer to "Item 1. Business - Investments" and to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investable Assets," respectively.
Reinsurance Balances Recoverable on Paid and Unpaid Losses
As of December 31, 2020 and 2019, we had reinsurance balances recoverable on paid and unpaid losses of $2.1 billion and $2.2 billion, respectively.
Our (re)insurance run-off subsidiaries and portfolios, prior to acquisition, used retrocessional agreements to reduce their exposure to the risk of (re)insurance assumed. On an annual basis, both Atrium and StarStone purchased a tailored outwards reinsurance program designed to manage their risk profile. The majority of Atrium's and StarStone's third-party reinsurance is with highly rated reinsurers or is collateralized by letters of credit.
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

Debt Obligations
We utilize debt financing and loan facilities primarily for funding acquisitions and significant new business, investment activities and, from time to time, for general corporate purposes. Our debt obligations as of December 31, 2020 and 2019 were as follows:

	Origination Date	Term	2020	2019
4.50% Senior Notes due 2022	March 10, 2017	5 years	$349,253	$348,616
4.95% Senior Notes due 2029	May 28, 2019	10 years	494,194	493,600
Total Senior Notes			843,447	842,216
5.75% Junior Subordinated Notes due 2040	August 26, 2020	20 years	344,812	—
EGL Revolving Credit Facility	August 16, 2018	5 years	185,000	—
2018 EGL Term Loan Facility	December 27, 2018	3 years	—	348,991
Total debt obligations			$1,373,259	$1,191,207
In 2020, we issued the Junior Subordinated Notes and fully repaid the 2018 EGL Term Loan Facility.
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
For further information regarding our debt arrangements, including letters of credit, refer to Note 15 - "Debt Obligations and Credit Facilities" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Credit Ratings
The following table presents our credit ratings as of March 1, 2021:

Credit ratings (1)	Standard and Poor’s	Fitch Ratings
Long-term issuer	BBB (Outlook: Stable)	BBB (Outlook: Stable)
Senior notes	BBB	BBB-
Junior subordinated notes	BB+	BB+
Series D preferred shares	BB+	BB+
Series E preferred shares	BB+	BB+
(1) Credit ratings are provided by third parties, Standard and Poor’s and Fitch Ratings, and are subject to certain limitations and disclaimers. For information on these ratings, refer to the rating agencies’ websites and other publications.
Agency ratings are not a recommendation to buy, sell or hold any of our securities and may be revised or withdrawn at any time by the issuing organization. Each agency's rating should be evaluated independently of any other agency's rating. For information on risks related to our credit ratings, refer to "Item 1A. Risk Factors - Risks Relating to Liquidity and Capital Resources" and "Item 1A. Risk Factors - Risks Relating to Ownership of our Shares."

Contractual Obligations
The following table summarizes, as of December 31, 2020, our future payments under material contractual obligations and estimated payments for losses and LAE by expected payment date. The table includes only obligations that are expected to be settled in cash.

	Total	Less than 1 Year	1 - 3 years	3 - 5 years	6 - 10 years	More than 10 Years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and LAE (1)
Asbestos	$1,778.5	$145.6	$263.0	$216.9	$337.8	$815.2
Environmental	302.9	34.1	58.5	44.5	60.8	105.0
General Casualty	1,890.4	261.1	380.5	462.9	659.6	126.3
Workers' compensation/personal accident	2,005.6	175.7	319.7	336.1	415.1	759.0
Marine, aviation and transit	344.6	73.3	90.6	54.1	66.6	60.0
Construction defect	109.0	28.4	39.0	21.1	13.3	7.2
Professional indemnity/ Directors & Officers	1,101.5	187.4	262.6	254.6	326.0	70.9
Motor	974.7	346.7	283.7	95.3	92.0	157.0
Property	152.2	51.4	47.0	22.3	19.3	12.2
Other	422.5	107.2	86.7	58.5	68.0	102.1
Total Non-Life Run-off	9,081.9	1,410.9	1,831.3	1,566.3	2,058.5	2,214.9
StarStone International (Non-U.S.)	1,293.2	438.7	456.1	208.4	152.2	37.8
Other	30.3	8.1	8.2	5.1	8.9	—
ULAE	385.7	67.0	87.1	60.7	75.8	95.1
Estimated gross reserves for losses and LAE (1)	10,791.1	1,924.7	2,382.7	1,840.5	2,295.4	2,347.8
Investing Activities
Investment commitments	1,049.2	442.7	298.4	181.1	127.0	—
Financing Activities
Loan repayments (including estimated interest payments)	2,034.6	66.1	640.2	89.8	687.3	551.2
Total	$13,874.9	$2,433.5	$3,321.3	$2,111.4	$3,109.7	$2,899.0
(1)The reserves for losses and LAE represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above. The amounts in the above table represent our estimates of known liabilities as of December 31, 2020 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, certain of the reserves included in the audited consolidated financial statements as of December 31, 2020 were acquired by us and initially recorded at fair value with subsequent amortization, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.

As of December 31, 2020, excluding fair value adjustments, we expect to pay estimated gross losses and LAE of $1.9 billion in the short-term (less than one year) and $8.9 billion in the long-term (more than one year). We generally attempt to match the duration of our investment portfolio to the duration of our general liability profile. We generally seek to maintain investment portfolios that are shorter or of equivalent duration to the liabilities in order to provide liquidity for the settlement of losses and, where possible, to avoid having to liquidate longer-dated investments. In the Non-life Run-off segment, the settlement of liabilities also have the potential to accelerate the natural payout of losses, which may require additional liquidity.

In addition to the contractual obligations noted in the table above, as of December 31, 2020, we had the right to purchase the RNCI related to Atrium and StarStone from the Trident V Funds and the Dowling Funds after a certain time in the future (a "call right") and the RNCI holders had the right to sell their RNCI interests to us after a certain time in the future (a "put right"). Following closing of the Exchange Transaction described in Note 21 - "Related Party Transactions" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K, we hold a call right over the remaining portion of StarStone owned by the Trident V Funds and the Dowling Funds, and they hold a put right to transfer those interests to us.
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
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any off-balance sheet arrangements, as defined by SEC rules and regulations.
Critical Accounting Estimates
We believe the following accounting policies impact the most significant judgments and estimates used in the preparation of our financial statements.
Losses and LAE
Non-Life Run-off
For a breakdown of our Non-Life Run-off gross and net losses and LAE reserves, including Outstanding Loss Reserves ("OLR") and IBNR by line of business, fair value adjustments resulting from business combinations, adjustments related to retroactive reinsurance contracts for which we have elected the fair value option, deferred charge assets and gain liabilities and ULAE, as of December 31, 2020 and 2019, refer to Note 10 - "Losses and Loss Adjustment Expenses" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
As of December 31, 2020 and 2019, IBNR reserves (net of reinsurance balances recoverable) accounted for $4.1 billion, or 54.1%, and $3.3 billion, or 48.8%, respectively, of our total Non-life Run-off net losses and LAE reserves, excluding the fair value adjustments, deferred charge assets and gain liabilities and ULAE.
Our primary objective in running off the operations of acquired companies and portfolios of (re)insurance business in run-off is to increase our book value by settling loss reserves below their acquired fair value and earning investment income on the cash and investments backing the loss reserves. The earnings generated from each acquired company or portfolio of (re)insurance business, together with the related decrease in loss reserves, leads to a reduction in the capital required for each company, thereby providing the ability to distribute both earnings and excess capital to us to finance the new business acquisitions and reinsurance transactions and for general corporate purposes.
We adopt a disciplined claims management approach to pay only valid claims and pay such claims on a timely basis and endeavor to reduce the level of acquired LAE provisions by streamlining claims handling procedures. We also actively pursue commutations of both our acquired LAE provisions and reinsurance recoverable assets.
We would expect that over the targeted duration of the run-off of our acquired companies and portfolios of (re)insurance business, the acquired ultimate loss reserves would settle below the acquired fair value, resulting in reductions in ultimate losses and LAE liabilities resulting in earnings to us. There can be no assurance, however, that we will successfully implement our run-off strategy.
Commutations of blocks of policies, along with disciplined claims management, have the potential to produce favorable claims development compared to established reserves. For each newly-acquired company and assumed (re)insurance business in run-off, we determine a commutation strategy that broadly identifies commutation targets using the following criteria:
•previous commutations completed by existing portfolio companies with policyholders of the newly-acquired company or assumed (re)insurance business in run-off;
•nature of liabilities;
•size of incurred loss reserves;

•recent loss development history; and
•targets for claims audits.
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
Every commutation, irrespective of value, requires the approval of our senior management. The impact of the commutation activity on the IBNR reserve is reflected as part of our annual actuarial reviews of reserves. However, if a significant commutation is completed during the year, loss reserves will be adjusted in the corresponding quarter to reflect management’s then best estimate of the impact of the commutation on the remaining IBNR reserves.
Commutations of our acquired LAE provisions provide an opportunity for us to exit exposures to entire policies with (re)insureds for an agreed upon payment, or payments, often at a discount to the previously estimated ultimate liability. As a result of exiting all exposures to such policies, all advised case reserves and IBNR reserves relating to the insured or reinsured are eliminated. A commutation is recognized upon the execution of a commutation release agreement. Following completion of a commutation, all the related balances, including insurance and reinsurance balances payable and/or receivable, funds held by ceding companies, and losses and LAE (including fair value adjustments and estimated IBNR), are written off with the corresponding gain or loss recorded in the net reduction of ultimate losses. A commutation may result in a net gain irrespective of whether the settlement exceeds the advised case reserves. Advised case reserves are those reserve estimates for a specific loss or losses reported by either the broker or (re)insured.
Commutations of outward reinsurance business provide an opportunity for us to accelerate the collection of our ceded reinsurance asset in exchange for assuming the previously reinsured risk. In such instance, we receive a cash payment from our reinsurer, which is recorded as a negative paid loss and the ceded case and IBNR reserves attributable to the commuted business will be written down to zero, resulting in an increase to our net case and IBNR reserves. If we are successful in executing on our claims management strategies, we may realize the benefit of settling these assumed claims for less than their acquired value; however, there is no assurance that we will be successful in executing these strategies.
IBNR reserves are established at a class of business level. A commutation settlement is a negotiated settlement of both the advised case reserves and an estimate of the IBNR reserves that relate to the policies being commuted.
For latent exposures with a long reporting tail, the estimated level of IBNR reserves may be significantly higher than the advised case reserves. In such an instance, the commutation settlement of a block of such policies may be greater than the advised case reserves but less than the aggregate of the advised case reserves plus the estimated related IBNR reserves, resulting in overall savings being realized on the total recorded ultimate liability.
On a quarterly basis, we adjust our estimates of ultimate loss and LAE liabilities in the quarter that any significant commutation is concluded. The agreed commutation settlement is recorded in net losses paid.
To the extent that commuted policies are protected by reinsurance, then we will, on completion of a commutation with an (re)insured, negotiate with the reinsurers to contribute their share of the commutation settlement. Any amounts received from such reinsurers will be recorded in net losses paid and the impact of any savings or loss on reinsurance recoverable on unpaid losses will be included in the actuarial reassessment of net ultimate liabilities.
Annual Losses and Loss Adjustment Reviews
Because a significant amount of time can lapse between the assumption of risk, the occurrence of a loss event, the reporting of the event to an (re)insurance company and the ultimate payment of the claim on the loss event, the liability for unpaid losses and LAE is based largely upon estimates. On a quarterly basis, our management must use considerable judgment in the process of developing these estimates. Management reviews the actual loss development in the quarter and receives input from the actuarial, claims and legal staff on the drivers of any favorable or unfavorable loss emergence. The liability for unpaid losses and LAE for property and casualty business includes amounts determined from loss reports on individual cases and amounts for IBNR reserves.
Loss advices or reports from ceding companies are generally provided via the placing broker and comprise treaty statements, individual claims files, electronic messages and large loss advices or cash calls.

•Large loss advices and cash calls are provided to us as soon as practicable after an individual loss or claim is made or settled by the insured.
•The remaining broker advices are issued monthly, quarterly or annually depending on the provisions of the individual policies or the ceding company’s practice.
•For certain direct insurance policies where the claims are managed by Third Party Administrators (TPAs) and Managing General Agents (MGAs), loss bordereaux are received either monthly or quarterly depending on the arrangement with the TPA and MGA. Loss advices for direct insurance policies may be received from the broker, agent or directly from the insured.
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
An industry-wide weakness in cedant reporting affects the adequacy and accuracy of reserving for advised claims. We attempt to mitigate this inherent weakness as follows:
•We closely monitor cedant loss reporting and, for those cedants identified as providing inadequate, untimely or unusual reporting of losses, we conduct, in accordance with the provisions of the insurance and (re)insurance contracts, detailed claims audits at the (re)insured’s premises. Such claims audits have the benefit of validating advised claims, determining whether the cedant’s loss reserving practices and reporting are adequate and identifying potential loss reserving issues of which our actuaries need to be made aware. Any required adjustments to advised claims reserves reported by cedants identified during the claims audits will be recorded as an adjustment to the advised case reserve.
•Onsite claims audits are often supplemented by further reviews by our internal and external legal advisors to determine the reasonableness of advised case reserves and, if considered necessary, an adjustment to the reported case reserve will be recorded.
•Our actuaries project expected paid and incurred loss development for each class of business, which is monitored on a quarterly basis. Should actual paid and incurred development differ significantly from the expected paid and incurred development, we will investigate the cause and, in conjunction with our actuaries, consider whether any adjustment to total loss reserves is required.
•Our actuaries consider the quality of ceding company data as part of their ongoing evaluation of the liability for ultimate losses and LAE, and the methodologies they select for estimating ultimate losses inherently compensate for potential weaknesses in this data, including weaknesses in loss reports provided by cedants.
We strive to apply the highest standards of discipline and professionalism to our claims adjusting, processing and settlement, and disputes with cedants are rare. However, we are from time to time involved in various disputes and legal proceedings in the ordinary course of our claims adjusting process. We are often involved in disputes commenced by other co-insurers who act in unison with any litigation or dispute resolution controlled by the lead underwriter. Coverage disputes arise when the insured/reinsured and insurer/reinsurer cannot reach agreement as to the interpretation of the policy and/or application of the policy to a claim. Most (re)insurance policies contain dispute resolution clauses requiring arbitration or mediation. In the absence of a contractual dispute resolution process, civil litigation would be commenced. We aim to reach a commercially acceptable resolution to any dispute, using arbitration or litigation as a last resort. We regularly monitor and provide internal reports on disputes involving arbitration and litigation and engage external legal counsel to provide professional advice and assist with case management.
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
Nearly all of our unpaid claims liabilities are considered to have a long claims payout tail. Net loss reserves, excluding the fair value adjustments, deferred charge assets and gain liabilities and ULAE, for our Non-life Run-off subsidiaries relate primarily to casualty exposures, including latent claims, of which 24.2% in 2020 (2019: 31.0%) related to asbestos and environmental ("A&E") exposures.

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
Our management, through the loss reserving committees, considers the reasonableness of loss reserves recommended by our actuaries, including actual loss development during the year, using the following reports produced internally on a quarterly basis for each of our (re)insurance subsidiaries:
•Gross, ceded and net incurred loss report - This report provides, for each reporting period, the total (including commuted policies) gross, ceded and net incurred loss development for each company and a commentary on each company’s loss development. The report highlights the causes of any unusual or significant loss development activity (including commutations).
•Actual versus expected gross incurred loss development schedule - This schedule provides a summary, and commentary thereon, of each company’s (excluding companies or portfolios of business acquired in the current year) non-commuted incurred gross losses compared to the estimate of the development of non-commuted incurred gross losses provided by our actuaries at the beginning of the year as part of the prior year’s reserving process.
•Commutations summary schedule - This schedule summarizes all commutations completed during the year for all companies, and identifies the policyholder with which we commuted, the incurred losses settled by the commutation (comprising outstanding unpaid losses and case reserves) and the amount of the commutation settlement.
•Analysis of paid, incurred and ultimate losses - This analysis for each company, and in the aggregate, provides a summary of the gross, ceded and net paid and incurred losses and the impact of applying our actuaries’ recommended loss reserves. This report, reviewed in conjunction with the previous reports, provides an analytical tool to review each company’s incurred loss or gain and reduction or increase in IBNR reserves to assess whether the ultimate reduction or increase in loss reserves appears reasonable in light of known developments within each company.
The above reports provide management with the relevant information to determine whether loss development (including commutations) during the year has, for each company, been sufficiently meaningful so as to warrant an adjustment to the reserves recommended by our actuaries in the most recent actuarial study.
When establishing loss reserves we have an expectation that, in the absence of commutations and significant favorable or unfavorable non-commuted loss development compared to expectations, loss reserves will not exceed the high, or be less than the low, end of the following ranges of gross losses and LAE reserves implied by the various methodologies used by each of our (re)insurance subsidiaries as of December 31, 2020.

The range of gross loss and LAE reserves implied by the various methodologies used by each of our (re)insurance subsidiaries as of December 31, 2020 and 2019 is presented in the following table ("Range of Outcomes"):

	2020			2019
	Low	Selected	High	Low	Selected	High
	(in thousands of U.S. dollars)
Asbestos	$1,530,983	$1,778,539	$2,162,145	$1,639,077	$1,916,359	$2,447,051
Environmental	261,105	302,894	366,789	296,253	343,286	413,991
General casualty	1,513,079	1,890,428	2,229,347	875,288	990,992	1,116,946
Workers' compensation/personal accident	1,674,984	2,005,562	2,281,656	1,983,940	2,248,338	2,555,782
Marine, aviation and transit	305,496	344,550	387,300	368,090	411,644	480,875
Construction defect	97,304	108,958	124,341	112,549	128,084	145,253
Professional indemnity/Directors & Officers	960,300	1,101,473	1,241,179	876,445	959,250	1,062,111
Motor	850,161	974,726	1,105,808	633,338	714,474	800,217
Property	135,688	152,230	168,983	184,028	204,224	226,688
Other	363,350	422,565	486,125	380,793	435,838	520,909
	7,692,450	9,081,925	10,553,673	7,349,801	8,352,489	9,769,823
Fair value adjustments	(125,423)	(142,854)	(163,303)	(147,158)	(170,689)	(194,310)
Fair value adjustments - fair value option	(47,286)	(54,589)	(62,491)	(190,549)	(217,933)	(265,609)
ULAE	303,527	350,600	399,895	291,696	331,494	385,762
Total	$7,823,268	$9,235,082	$10,727,774	$7,303,790	$8,295,361	$9,695,666

Quarterly Reserve Reviews
In addition to an in-depth annual review, we also perform quarterly reserve reviews. This is done by examining quarterly paid and incurred loss development to determine whether it is consistent with reserves established during the preceding annual reserve review and with expected development. Loss development is reviewed separately for each major exposure type (e.g., asbestos, environmental, etc.), for each of our relevant subsidiaries, and for large "wholesale" commutation settlements versus "routine" paid and advised losses. This process is undertaken to determine whether loss development experience during a given quarter warrants any change to held reserves.
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
Once the data has been analyzed, an in-depth review is performed on classes of exposure with significant loss development. Discussions are held with appropriate personnel, including individual company managers, claims handlers and attorneys, to better understand the causes. If it were determined that development differs significantly from expectations, reserves would be adjusted.
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
3. IBNR-to-Case Outstanding Method.    This method requires the estimation of consistent cumulative paid and reported (case) incurred loss development patterns and age-to-ultimate LDFs, either from data that is specific to the segment being analyzed or from applicable benchmark or industry data. These patterns imply a specific expected relationship between IBNR, including both development on known claims (bulk reserve) and losses on true late reported claims, and reported case incurred losses. The IBNR-to-Case Outstanding method can be used in a variety of situations. It is appropriate for loss development experience that is mature and possesses a very high ratio of paid losses to reported case incurred losses. The method also permits an evaluation of the difference in maturity between the business being reviewed and benchmark development patterns. Depending on the relationship of paid to incurred losses, an estimate of the relative maturity of the business being reviewed can be made and a subsequent estimate of ultimate losses driven by the implied IBNR to case outstanding ratio at the appropriate maturity can be derived. This method is also useful where loss development data is incomplete and only the case outstanding amounts are determined to be reliable. This method is less reliable in situations where relative case reserve adequacy has been changing over time.
4. Bornhuetter-Ferguson Expected Loss Projection Reported and Paid Methods.    The Bornhuetter-Ferguson Expected Loss Projection Method based on reported loss data relies on the assumption that remaining unreported losses are a function of the total expected losses rather than a function of currently reported losses. The expected losses used in this analysis are based on initial selected ultimate loss ratios by year. The expected losses are multiplied by the unreported percentage to produce expected unreported losses. The unreported percentage is calculated as one minus the reciprocal of the selected cumulative incurred LDFs. Finally, the expected unreported losses are added to the current reported losses to produce ultimate losses. The calculations underlying the Bornhuetter-Ferguson Expected Loss Projection Method based on paid loss data are similar to the Bornhuetter-Ferguson calculations based on reported losses, with the exception that paid losses and unpaid percentages replace reported losses and unreported percentages. The Bornhuetter-Ferguson method is most useful as an alternative to other models for immature years. For these immature years, the amounts reported or paid may be small and unstable and therefore not predictive of future development. Therefore, future development is assumed to follow an expected pattern that is supported by more stable historical data or by emerging trends. This method is also useful when changing reporting patterns or payment patterns distort historical development of losses. Similar to the loss development methods, the Bornhuetter-Ferguson method may be applied to loss and ALAE on a combined or separate basis. The Bornhuetter-Ferguson method may not be appropriate in circumstances where the liabilities being analyzed are very mature, since it is not sensitive to the remaining amount of case reserves outstanding, or the actual development to date.
5. Reserve Run-off Method.    This method first projects the future values of case reserves for all underwriting years to future ages of development. This is done by selecting a run-off pattern of case reserves. The selected case run-off ratios are selected based on the observed run-off ratios at each age of development. Once the ratios have been selected, they are used to project the future values of case reserves. A paid on reserve factor is selected in a similar way. The ratios of the observed amounts paid during each development period to the respective case reserves at the beginning of the periods are used to estimate how much will be paid on the case reserves during each development period. These paid on reserve factors are then applied to the case reserve amounts that were projected during the first phase of this method. A summation of the resulting paid amounts yields an estimate of the liability. The Reserve Run-off Method works well when the historical run-off patterns are reasonably stable and when case reserves ultimately show a decreasing trend. Another strength of this method is that it only requires case reserves at a given point in time and incremental paid and incurred losses after that point, meaning that it can be applied in cases where full loss history is not available. In cases of volatile data where there is a persistent increasing trend in case reserves, this method will fail to produce a reasonable estimate. In several cases, reliance upon this method was limited due to this weakness.
Our actuaries select the appropriate loss development extrapolation methods to apply to each company and each class of exposure, and then apply these methods to calculate an estimate of ultimate losses. Our management, which is responsible for the final estimate of ultimate losses, reviews the calculations of our actuaries, considers additional information that may not be evident in the data used by the actuaries, such as, but not limited to, recent judicial decisions, inflation, and adjusts the estimate of ultimate losses as it deems necessary. Paid-to-date losses are then deducted from the estimate of ultimate losses to arrive at an estimated total loss reserve, and reported outstanding case reserves are then deducted from estimated total loss reserves to calculate the estimated IBNR reserve.
Loss Reserving (Latent Claims)
Asbestos Claims
Asbestos continues to be the most significant and difficult mass tort for the insurance industry in terms of claims volume, legal expense and indemnity payments. In the United States, asbestos-related lawsuits emerged in the early 1970s, accelerated through the 1980s and continue today, over fifty years after the first significant lawsuit against an asbestos manufacturer was filed. A unique feature of U.S. asbestos litigation is that a plaintiff will identify numerous defendants, often over 50, in a lawsuit, creating additional expense to defend the suit. Asbestos lawsuits have led to many of the traditional defendants filing for bankruptcy. We believe the insurance industry has been adversely affected by judicial interpretations that had the effect of maximizing insurance recoveries from both a coverage and liability perspective for these plaintiffs.
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

The following table provides a reconciliation of our gross and net loss and ALAE reserves from asbestos exposures and the movement in gross and net reserves for the years ended December 31, 2020 and 2019:

	2020	2019
	(in thousands of U.S. dollars)
Balance as of January 1	$1,916,359	$1,617,020
Less: reinsurance reserves recoverable	154,260	123,910
Net balance as of January 1	1,762,099	1,493,110
Total net incurred losses and LAE	(18,501)	6,811
Total net paid losses	(132,853)	(118,557)
Effect of exchange rate movement	38,932	37,249
Assumed business	—	382,474
Ceded business	(63,554)	(38,988)
Net balance as of December 31	1,586,123	1,762,099
Plus: reinsurance reserves recoverable	192,416	154,260
Balance as of December 31	$1,778,539	$1,916,359
The liability for unpaid losses and ALAE for asbestos reserves reflects our best estimate for future amounts needed to pay losses and related ALAE as of each of the balance sheet dates reflected in the financial statements herein in accordance with U.S. GAAP. As of December 31, 2020 and 2019, the net loss reserves for asbestos-related claims comprised 20.8% and 26.3%, respectively, of total Non-life Run-off net reserves for losses and LAE liabilities excluding the fair value adjustments, deferred charge assets and gain liabilities and ULAE. In addition, we also have defendant asbestos liabilities, as described in Note 11 - "Defendant Asbestos and Environmental Liabilities" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
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

The following table provides a reconciliation of our gross and net loss and ALAE reserves from environmental exposures and the movement in gross and net reserves for the years ended December 31, 2020 and 2019:

	2020	2019
	(in thousands of U.S. dollars)
Balance as of January 1	$343,286	$222,700
Less: reinsurance reserves recoverable	27,057	12,221
Net balance as of January 1	316,229	210,479
Total net incurred losses and LAE	(12,762)	14,988
Total net paid losses	(23,866)	(16,899)
Effect of exchange rate movement	(1,334)	(3,615)
Assumed business	—	124,009
Ceded business	(13,219)	(12,733)
Net balance as of December 31	265,048	316,229
Plus: reinsurance reserves recoverable	37,846	27,057
Balance as of December 31	$302,894	$343,286
The liability for unpaid losses and ALAE, for environmental reserves, reflects our best estimate for future amounts needed to pay losses and related ALAE as of each of the balance sheet dates reflected in the financial statements herein in accordance with U.S. GAAP. As of December 31, 2020 and 2019, the net loss reserves for environmental pollution-related claims comprised 3.5% and 4.7%, respectively, of total Non-life Run-off net reserves for losses and LAE excluding the fair value adjustments, deferred charge assets and gain liabilities and ULAE. In addition, we also have direct environmental liabilities, as described in Note 11 - "Defendant Asbestos and Environmental Liabilities" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
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
In addition to the specific considerations for each method described below, many general factors are considered in the application of the methods and the interpretation of results for each portfolio of exposures. These factors include:
•the mix of product types (e.g., primary insurance, excess insurance, reinsurance of primary, excess of loss reinsurance, retrocession)
•the average attachment point and coverage limitations (e.g., first-dollar primary versus umbrella over primary versus high-excess)
•payment and reporting lags related to the international domicile of our subsidiaries as well as the difference in lags between primary, excess and reinsurance policies
•payment and reporting pattern acceleration due to large "wholesale" settlements (e.g., policy buy-backs and commutations) pursued by us, and
•lists of individual risks remaining and general trends within the legal and tort environments.

1. Paid Survival Ratio Method.    In this method, our expected annual average payment amount is multiplied by an expected future number of payment years to develop an indicated reserve. Our historical calendar year payments are examined to determine an expected future annual average payment amount. This amount is multiplied by an expected number of future payment years to estimate a reserve. Trends in calendar year payment activity are considered when selecting an expected future annual average payment amount. Accepted industry benchmarks are used in determining an expected number of future payment years. Each year, annual payment data is updated, trends in payments are re-evaluated and changes to benchmark future payment years are reviewed. Advantages of this method are ease of application and simplicity of assumptions. A potential disadvantage of the method is that results could be misleading for portfolios of high excess exposures where significant payment activity has not yet begun.
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
3. Reserve-to-Paid Method.    In this method, the ratio of estimated industry reserves to industry paid-to-date losses is multiplied by our paid-to-date losses to estimate our reserves. Specific considerations in the application of this method include the completeness of our paid-to-date loss information, the potential acceleration or deceleration in our payments (relative to the industry) due to our claims handling practices, and the impact of large individual settlements. Each year, paid-to-date loss information is updated (for both us and the industry) and updates to industry estimated reserves are reviewed. This method has the advantage of relying purely on paid loss data and so is not influenced by subjectivity of case reserve loss estimates. A potential disadvantage is that the application to our portfolios that do not have complete inception-to-date paid loss history could produce misleading results. To address this potential disadvantage, a variation of the method is also considered by multiplying the ratio of estimated industry reserves to industry losses paid during a recent period of time (e.g., 3 years) by our paid losses during that period.
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
7. Asbestos Ground-up Exposure Analysis Using Frequency-Severity Method. This method is used when we have policy and claim data at the defendant or claimant level. In a frequency-severity method there are two components that need to be estimated, namely, (1) the number of claims that will ultimately be settled with payment and (2) the severity of these claims including legal costs. The estimate of future settled claims is based on the historical claim filing rates, historical claim dismissal rates, current pending claims and epidemiological forecasts of asbestos disease incident for future claim filings. The average severity is based on historical average settlement amounts trended for inflation to the expected year of settlement for claims that close with an indemnity payment. Loss adjustment expenses are added to the projected ultimate losses based on historical expense to indemnity ratios. Multiplying the number of expected future claims settled with payments by the average severity results in an estimate of the ground-up losses at the defendant level. At this point, the defendant’s insurance coverage is considered to determine the allocation of the ground-up estimate to policy years and policy within the insurance coverage as well as the amount retained by the defendant.
Atrium (classified as held-for-sale) and StarStone
The reserve for losses and loss expenses includes reserves for unpaid reported losses and for IBNR reserves. The reserves for unpaid reported losses and loss expenses are established by management based on reports from brokers, ceding companies and insureds and represent the estimated ultimate cost of events or conditions that have been reported to, or specifically identified by us. The reserve for incurred but not reported losses and loss expenses is established by management based on actuarially determined estimates of ultimate losses and loss expenses. Inherent in the estimate of ultimate losses and loss expenses are expected trends in claim severity and frequency and other factors which may vary significantly as claims are settled. Accordingly, ultimate losses and loss expenses may differ materially from the amounts recorded in the consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, will be recorded in earnings in the period in which they become known. Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves established in previous calendar years.
For a breakdown of the gross and net losses and LAE by line of business and the fair value adjustments resulting from business combinations and ULAE as of December 31, 2020 and 2019 for the Atrium and StarStone segments, refer to Note 10 - "Losses and Loss Adjustment Expenses" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Quarterly Reserve Reviews
The reserve for losses and loss expenses is reviewed on a quarterly basis. Each quarter, paid and incurred loss development is reviewed to determine whether it is consistent with expected development. Loss development is examined separately by class of business, and large individual losses or loss events are examined separately from regular attritional loss development. Discussions are held with appropriate personnel including underwriters, claims adjusters, actuaries, accountants and attorneys to fully understand quarterly loss development and implications for the quarter-end reserve balances. Based on analysis of the loss development data and the associated discussions, management determines whether any adjustment is necessary to quarter-end reserve balances.
Defendant asbestos and environmental liabilities
For information on our defendant asbestos and environmental liabilities, refer to Note 11 - "Defendant Asbestos and Environmental Liabilities" and Note 2 - "Significant Accounting Policies" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Reinsurance Balances Recoverable on Paid and Unpaid Losses
Our acquired (re)insurance subsidiaries in all three of our operating segments have retrocessional agreements to reduce exposure to the risk of (re)insurance they have assumed. Loss reserves represent total gross losses, and reinsurance balances recoverables represent anticipated recoveries of a portion of those loss reserves, as well as amounts receivable from reinsurers with respect to claims that have already been paid. While reinsurance arrangements are designed to limit losses and to permit recovery of a portion of loss reserves, reinsurance does not relieve us of our liabilities to our (re)insureds. Therefore, we evaluate and monitor concentration of credit risk among our reinsurers, including companies that are insolvent, in run-off or facing financial difficulties. Provisions are made for amounts considered potentially uncollectible. In addition to the acquired retrocessional agreements, on an annual basis, our active underwriting subsidiaries purchase tailored outwards reinsurance programs designed to manage their risk profiles. The majority of the total third-party reinsurance for our active underwriting subsidiaries is with Lloyd’s Syndicates or other reinsurers rated A- or better. For reinsurers that are not rated, the reinsurer provides collateral in the form of letters of credit, trust funds or funds withheld.
For further information, refer to Note 8 - "Reinsurance Balances Recoverable on Paid and Unpaid Losses" and Note 2 - "Significant Accounting Policies" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

Valuation Allowances on Reinsurance Balances Recoverable and Deferred Tax Assets
Valuation Allowances on Reinsurance Balances Recoverable
Refer to Note 8 - "Reinsurance Balances Recoverable on Paid and Unpaid Losses" and Note 2 - "Significant Accounting Policies" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K for information on the allowance for estimated uncollectible reinsurance balances recoverable on paid and unpaid losses.
Valuation Allowances on Deferred Tax Assets
For information on valuation allowances on deferred tax assets, refer to "Income Taxes" within Note 2 - "Significant Accounting Policies" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Deferred Charge Assets and Deferred Gain Liabilities
Refer to "Retroactive Reinsurance" within Note 2 - "Significant Accounting Policies" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K for information on deferred charge assets and gain liabilities.
Premium Revenue Recognition
Refer to "Premiums" within Note 2 - "Significant Accounting Policies" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K for information on premium revenue recognition.
Investments
Valuation of Investments
Our Non-life Run-off and active underwriting businesses invest in trading portfolios of fixed maturity and short-term investments and equities, and an AFS portfolio of fixed maturity and short-term investments. We record both the trading and AFS portfolios at fair value on our balance sheet. For our trading portfolios, the unrealized gain or loss associated with the difference between the fair value and the amortized cost of the investments is recorded in net earnings. For our AFS portfolios, the unrealized gain or loss (other than credit losses) is excluded from net earnings and reported as a separate component of accumulated other comprehensive income.
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
Short-Term and Fixed Maturity Investments
Short-term and fixed maturity investments are subject to fluctuations in fair value due to changes in interest rates, changes in issuer-specific circumstances such as credit rating and changes in industry-specific circumstances such as movements in credit spreads based on the market’s perception of industry risks. As a result of these potential fluctuations, it is possible to have significant unrealized gains or losses on a security. At maturity, absent any credit loss, fixed maturity investments’ amortized cost will equal their fair value and no realized gain or loss will be recognized in income. If, due to an unforeseen change in loss payment patterns, we need to sell any AFS investments before maturity, we could realize significant gains or losses in any period, which could have a meaningful effect on reported net income for such period.
At every reporting period, we perform a detailed analysis to identify any credit losses on our AFS portfolios. For further information on the allowance for credit losses and other-than temporary impairment losses on our AFS investments, refer to Note 2 - "Significant Accounting Policies" and Note 6 - "Investments" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
For information on our valuation methodologies for short-term and fixed maturity investments, refer to Note 12 - "Fair Value Measurements" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Other investments, including equities
For information on our valuation methodologies for other investments, including equities, refer to Note 12 - "Fair Value Measurements" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
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
We account for business combinations using the acquisition method of accounting, which requires that the acquirer record the assets and liabilities acquired at estimated fair value. The fair values of each of the (re)insurance assets and liabilities acquired are derived from probability-weighted ranges of the associated projected cash flows, based on actuarially prepared information and management’s run-off strategy. Our run-off strategy, as well as that of other run-off market participants, is expected to be different from the seller’s as generally sellers are not specialized in running off (re)insurance liabilities whereas we and other market participants do specialize in such run-offs.
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
We believe that providing for ULAE based on our run-off strategy is appropriate in determining the fair value of the assets and liabilities acquired in an acquisition of a run-off company. We believe that other participants in the run-off acquisition marketplace factor the estimated cost of running off the acquired company based on how that participant expects to manage the assets and liabilities into the price to pay for an acquisition.
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
The fair value of the liability for losses and LAE and reinsurance recoverable under these contracts is presented separately in our consolidated balance sheet as of December 31, 2020 and 2019. Changes in the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses are included in net incurred losses and LAE in our consolidated statement of operations.
We use an internal model to calculate the fair value of the liability for losses and loss adjustment expenses and reinsurance recoverable asset for certain retroactive reinsurance contracts where we have elected the fair value option in our Non-life Run-off segment.
The fair value is calculated as the aggregate of discounted cash flows plus a risk margin:
•The discounted cash flow approach uses (i) estimated nominal cash flows based upon an appropriate payment pattern developed in accordance with standard actuarial techniques and (ii) a discount rate based upon high quality rated corporate bond yields plus a credit spread for non-performance risk. The model uses corporate bond rates across the yield curve depending on the estimated timing of the future cash flows and specific to the currency of the risk.
•The risk margin was calculated using the present value of the cost of capital. The cost of capital approach uses (i) projected capital requirements, (ii) multiplied by the risk cost of capital representing the return required for non-hedgeable risk based upon the weighted average cost of capital less investment income, and (iii) discounted using the weighted average cost of capital.
The observable and unobservable inputs used in the model are described in Note 12 - "Fair Value Measurements" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Redeemable Noncontrolling Interest
For information on redeemable noncontrolling interest, refer to Note 2 - "Significant Accounting Policies" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

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
We are principally exposed to four types of market risk: interest rate risk; credit risk; equity price risk and foreign currency risk. Our policies to address these risks in 2020 are not materially different than those used in 2019, and, based on our current knowledge and expectations, we do not currently anticipate significant changes in our market risk exposures or in how we will manage those exposures in future reporting periods. However, due to the ongoing uncertainty and volatility in financial markets as a result of the economic conditions caused by the COVID-19 pandemic, we expect interest rates, credit spreads and global equity markets to remain volatile in the near-term. Furthermore, the pandemic has increased the risk of defaults across many industries. As a result, we continue to closely monitor market risk during this time.
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

	Interest Rate Shift in Basis Points
As of December 31, 2020	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value (1)	$10,632	$10,324	$10,028	$9,756	$9,495
Market Value Change from Base	6.0%	3.0%	—	(2.7)%	(5.3)%
Change in Unrealized Value	$604	$296	$—	$(272)	$(533)

As of December 31, 2019	-100	-50	—	+50	+100
Total Market Value (1)	$10,141	$9,893	$9,648	$9,415	$9,193
Market Value Change from Base	5.1%	2.5%	—	(2.4)%	(4.7)%
Change in Unrealized Value	$493	$245	$—	$(233)	$(455)
(1) Excludes equity exchange-traded funds of $154.9 million and $0 for the years ended December 31, 2020 and December 31, 2019, respectively, which are included in the Equity Price Risk section below.
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

	Credit Spread Shift in Basis Points
As of December 31, 2020	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value (1)	$10,608	$10,308	$10,028	$9,765	$9,516
Market Value Change from Base	5.8%	2.8%		(2.6)%	(5.1)%
Change in Unrealized Value	$580	$280		$(263)	$(512)

As of December 31, 2019	-100	-50	—	+50	+100
Total Market Value (1)	$10,078	$9,867	$9,648	$9,429	$9,218
Market Value Change from Base	4.5%	2.3%		(2.3)%	(4.5)%
Change in Unrealized Value	$430	$219		$(219)	$(430)
(1) Excludes equity exchange-traded funds of $154.9 million and $0 for the years ended December 31, 2020 and December 31, 2019, respectively, which are included in the Equity Price Risk section below.
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
Fixed Maturity and Short-Term Investments
As a holder of $9.3 billion of fixed maturity and short-term investments, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity investments of short-to-medium duration and mutual funds. A table of credit ratings for our fixed maturity and short-term investments is in Note 6 - "Investments" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K. At December 31, 2020, 41.2% of our fixed maturity and short-term investment portfolio was rated AA or higher by a major rating agency (December 31, 2019: 39.1%) with 3.5% rated lower than BBB- (December 31, 2019: 4.3%). The portfolio as a whole, including cash, restricted cash, fixed maturity and short term investments and funds held - directly managed, had an average credit quality rating of A+ as of December 31, 2020 (December 31, 2019: A+). In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we believe we do not have significant concentrations of credit risk.
A summary of our fixed maturity and short-term investments by credit rating as of December 31, 2020 and 2019 is as follows:

Credit rating	2020	2019	Change
AAA	29.5%	26.0%	3.5%
AA	11.7%	13.1%	(1.4)%
A	31.6%	34.5%	(2.9)%
BBB	23.5%	21.9%	1.6%
Non-investment grade	3.5%	4.3%	(0.8)%
Not rated	0.2%	0.2%	—%
Total	100.0%	100.0%

Average credit rating	A+	A+
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
Funds Held
Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds balance is credited with investment income and losses payable are deducted. We are subject to credit risk if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due. Our funds held are shown under two categories on the consolidated balance sheets, where funds held upon which we receive the underlying portfolio economics are shown as "Funds held - directly managed", and funds held where we receive a fixed crediting rate are shown as "Funds held by reinsured companies". Both types of funds held are subject to credit risk. We routinely monitor the creditworthiness of reinsured companies with whom we have funds held arrangements. As of December 31, 2020 we had a significant concentration of $1.0 billion with one reinsured company, which has financial strength credit ratings of A+ from A.M. Best and AA from Standard & Poor's.
Equity Price Risk
Our portfolio of equity investments, excluding our fixed income exchange-traded funds but including the equity funds and call options on equities included in other investments (collectively, "equities at risk"), has exposure to equity price risk, which is the risk of potential loss in fair value resulting from adverse changes in stock prices. Our fixed income exchange-traded funds are excluded from the below analysis and have been included within the interest rate and credit spread risk analysis, as these exchange-traded funds are part of our fixed income investment strategy and are backed by fixed income instruments. Our global equity portfolio is correlated with a blend of the S&P 500 and MSCI World indices, and changes in this blend of indices would approximate the impact on our portfolio. The following table summarizes the aggregate hypothetical change in fair value from a 10% decline in the overall market prices of our equities at risk:

	2020	2019	Change
	(in millions of U.S. dollars)
Publicly traded equity investments in common and preferred stocks	$260.8	$327.9	$(67.1)
Privately held equity investments in common and preferred stocks	274.7	265.8	8.9
Private equity funds	363.1	323.5	39.6
Equity funds	190.8	410.1	(219.3)
Equity exchange traded funds	155.0	—	155.0
Call options on equity	—	0.1	(0.1)
Fair value of equities at risk	$1,244.4	$1,327.4	$(83)

Impact of 10% decline in fair value	$124.4	$132.7	$(8.3)
In addition to the above, as of December 31, 2020, we had investments of $2.6 billion (December 31, 2019: $1.1 billion) in hedge funds, included within our other investments, at fair value, that have exposure to equity price risk given the underlying assets in those funds. As of December 31, 2020 and 2019, the impact of a 10% decline in the fair value of these investments would have been $263.8 million and $112.2 million, respectively.

Foreign Currency Risk
The table below summarizes our net exposures as of December 31, 2020 and 2019 to foreign currencies:

	AUD	CAD	EUR	GBP	Other	Total
	(in millions of U.S. dollars)
As of December 31, 2020
Total net foreign currency exposure	$7.0	$(1.9)	$24.4	$38.9	$1.5	$69.9
Pre-tax impact of a 10% movement in USD(1)	$0.7	$(0.2)	$2.4	$3.9	$0.2	$7.0

As of December 31, 2019
Total net foreign currency exposure	$20.2	$(10.6)	$12.9	$(11.9)	$0.6	$11.2
Pre-tax impact of a 10% movement in USD(1)	$2.0	$(1.1)	$1.3	$(1.2)	$0.1	$1.1
(1)Assumes 10% change in U.S. dollar relative to other currencies.
Through our subsidiaries located in various jurisdictions, we conduct our (re)insurance operations in a variety of non-U.S. currencies. We have the following exposures to foreign currency risk:
•Transaction Risk: The functional currency for the majority of our subsidiaries is the U.S. dollar. Within these entities, any fluctuations in foreign currency exchange rates relative to the U.S. dollar has a direct impact on the valuation of our assets and liabilities denominated in other currencies. All changes in foreign exchange rates, with the exception of non-U.S. dollar AFS investments, are recognized in our consolidated statements of earnings. Changes in foreign exchange rates relating to non-U.S. dollar AFS investments are recorded accumulated other comprehensive income (loss) in shareholders’ equity. Our subsidiaries with non-U.S. dollar functional currencies are also exposed to fluctuations in foreign currency exchange rates relative to their own functional currency.
•Translation Risk: We have net investments in certain European, British, and Australian subsidiaries whose functional currencies are the Euro, British pound and Australian dollar, respectively. The foreign exchange gain or loss resulting from the translation of their financial statements from their respective functional currency into U.S. dollars is recorded in the cumulative translation adjustment account, which is a component of accumulated other comprehensive income (loss) in shareholders’ equity.
Our foreign currency policy is to broadly manage, where possible, our foreign currency risk by:
•Seeking to match our liabilities under (re)insurance policies that are payable in foreign currencies with assets that are denominated in such currencies, subject to regulatory constraints.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Enstar Group Limited and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement schedules I to VI (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Loss reserves and asbestos and environmental liabilities
As discussed in Notes 2 (c), 2 (d), 10 and 11 to the consolidated financial statements, the Company has recorded a liability for loss and loss adjustment expenses (loss reserves) and defendant asbestos and environmental liabilities (asbestos and environmental liabilities) of $ 8,140 million and $ 706 million, respectively, as of December 31, 2020. Loss reserves include an amount determined from reported claims and an amount, based on historical loss experience and industry statistics, for losses incurred but not reported. Asbestos and environmental liabilities include amounts for indemnity and defense costs for pending and future claims, as well as estimated clean-up costs based on engineering reports. The Company establishes loss reserves and asbestos and environmental liabilities based on actuarially determined estimates of ultimate claims payments, with the assistance of actuarial specialists.
We identified the assessment of the estimate of loss reserves and asbestos and environmental liabilities as a critical audit matter. The evaluation of the estimate of loss reserves involved a high degree of auditor judgment due to the inherent uncertainty that exists in the losses incurred but not yet reported amounts, the outcome of coverage litigation on certain lines of business, and the significant amount of time that can lapse between the assumption of risk and ultimate payment of the claim. The evaluation of the estimate of asbestos and environmental liabilities involved a high degree of auditor judgment due to the inherent uncertainty that exists in estimating the number and potential value of claims asserted, but unpaid and claims not yet asserted. The key assumptions used in the estimation process for loss reserves included loss development factors, expected loss ratios, and expected trends in claim frequency and severity. The key assumptions used in the estimation process for asbestos and environmental liabilities included expected trends in claim frequency and severity. Specialized skills and knowledge were required to evaluate the actuarial methodologies and the key assumptions used to estimate loss reserves and asbestos and environmental liabilities.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to estimate the loss reserves and asbestos and environmental liabilities. This included controls over the assumptions listed above and actuarial methodologies used in the estimation of loss reserves and asbestos and environmental liabilities. We involved actuarial professionals with specialized skills and knowledge, who assisted in:
•comparing the methodologies and assumptions used by the Company in estimating loss reserves and asbestos and environmental liabilities with generally accepted actuarial methodologies
•evaluating assumptions for loss development factors, expected loss ratios, and expected trends in claim frequency and severity used in the estimation process of loss reserves by comparing them to historical results and industry trends
•evaluating assumptions for expected trends in claim frequency and severity used in the estimation process of asbestos and environmental liabilities by comparing them to historical results and industry trends
•developing an independent actuarial estimate of loss reserves and asbestos and environmental liabilities for selected lines of business
•examining the Company’s internal or independent external actuarial analyses for the remaining lines of business by 1) analyzing claims development in the current year; and 2) evaluating changes in methodologies and assumptions from the prior year
•assessing the movement of the recorded loss reserves within the Company’s range of actuarially determined reserves
•assessing the movement of the recorded asbestos and environmental liabilities within the Company’s range of actuarially determined reserves.
Liability for loss and loss adjustment expenses, fair value
As discussed in Notes 2 (c), 2 (q), 10 and 12 to the consolidated financial statements, the Company used a discounted cash flow approach to estimate the liability for loss and loss adjustment expenses, fair value. The discounted cash flow approach uses estimated nominal cash flows based on a payment pattern developed in accordance with standard actuarial techniques. Nominal loss reserves include an amount determined from reported claims and an amount, based on historical loss experience and industry statistics, for losses incurred but not reported. The Company establishes nominal loss reserves based on actuarially determined estimates of ultimate loss and loss adjustment expenses, with the assistance of actuarial specialists. The Company has recorded a liability for loss and loss adjustment expenses, fair value (loss reserves at fair value) of $ 2,453 million as of December 31, 2020.
We identified the assessment of loss reserves at fair value as a critical audit matter. The evaluation of the estimate of nominal loss reserves involved a high degree of auditor judgment due to the inherent uncertainty that exists in the losses incurred but not yet reported amounts, the outcome of coverage litigation on certain lines of business, and the significant amount of time that can lapse between the assumption of risk and ultimate payment of the claim. The key assumptions used in the estimation process included loss development factors and expected trends in claim frequency and severity. Specialized skills and knowledge were required to 1) evaluate the actuarial methodologies and certain assumptions used to estimate nominal loss reserves; and 2) evaluate the projected payout, including timing, and amount of the nominal cash flows used in the fair value estimate.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to estimate nominal loss reserves. This included controls over the assumptions and actuarial methodologies used in the 1) estimation of nominal loss reserves; and 2) the estimation of the projected payout, including timing and amount of the nominal cash flows used to develop the fair value. We involved actuarial professionals with specialized skills and knowledge, who assisted in:
•comparing the methodologies and assumptions used by the Company in estimating nominal loss reserves with generally accepted actuarial methodologies
•comparing assumptions for loss development factors and expected trends in claim frequency and severity to historical results and industry trends
•developing an independent actuarial estimate of nominal loss reserves for selected lines of business
•examining the Company’s internal and independent external actuarial analyses for the remaining lines of business by 1) analyzing claims development in the current year; and 2) evaluating changes in methodologies and assumptions from the prior year
•evaluating the Company’s overall nominal loss reserves and assessing the movement of the nominal loss reserves within the Company’s range of actuarially determined reserves
•evaluating the projected payout, including timing, and amount of the nominal cash flows used to develop the fair value, by developing an independent projected payout for selected lines of business
•examining the Company’s projected payout for the remaining lines of business by evaluating changes in the timing of the nominal cash flows from the prior year and evaluating changes in methodologies and assumptions from the prior year.

/s/ KPMG Audit Limited
KPMG Audit Limited
We have served as the Company’s auditor since 2012.
Hamilton, Bermuda
March 1, 2021

ENSTAR GROUP LIMITED
CONSOLIDATED BALANCE SHEETS
As of December 31, 2020 and 2019

	2020	2019
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$5,129	$51,490
Short-term investments, available-for-sale, at fair value (amortized cost: 2020 — $263,750; 2019 — $128,311; net of allowance: 2020 — $0)	263,795	128,335
Fixed maturities, trading, at fair value	4,594,892	6,143,335
Fixed maturities, available-for-sale, at fair value (amortized cost: 2020 — $3,312,891; 2019 — $1,537,815; net of allowance: 2020 — $322)	3,395,100	1,538,052
Funds held - directly managed	1,074,890	1,187,552
Equities, at fair value	846,795	726,721
Other investments, at fair value	4,244,034	2,518,031
Equity method investments	832,295	326,277
Total investments (Note 6 and Note 12)	15,256,930	12,619,793
Cash and cash equivalents	901,152	624,472
Restricted cash and cash equivalents	471,964	346,877
Premiums receivable	405,793	491,511
Reinsurance balances recoverable on paid and unpaid losses (net of allowance: 2020 — $137,122) (Note 8)	1,568,333	1,485,616
Reinsurance balances recoverable on paid and unpaid losses, at fair value (Note 8 and Note 12)	520,830	695,518
Insurance balances recoverable (net of allowance: 2020 — $4,824) (Note 11)	249,652	448,855
Funds held by reinsured companies	635,819	475,732
Other assets	925,533	1,162,955
Assets held-for-sale (Note 5)	711,278	1,474,770
TOTAL ASSETS	$21,647,284	$19,826,099

LIABILITIES
Losses and loss adjustment expenses (Note 10)	$8,140,362	$7,247,282
Losses and loss adjustment expenses, fair value (Note 10 and Note 12)	2,452,920	2,621,122
Defendant asbestos and environmental liabilities (Note 11)	706,329	847,685
Insurance and reinsurance balances payable	494,412	420,546
Debt obligations (Note 15)	1,373,259	1,191,207
Other liabilities	942,905	994,584
Liabilities held-for-sale (Note 5)	483,657	1,208,531
TOTAL LIABILITIES	14,593,844	14,530,957

COMMITMENTS AND CONTINGENCIES (Note 23)

REDEEMABLE NONCONTROLLING INTEREST (Note 16)	365,436	438,791

SHAREHOLDERS’ EQUITY (Note 17)
Ordinary shares (par value $1 each, issued and outstanding 2020: 22,085,232; 2019: 21,511,505):
Voting Ordinary Shares (issued and outstanding 2020: 18,575,550; 2019: 18,001,823)	18,576	18,002
Non-voting convertible ordinary Series C Shares (issued and outstanding 2020 and 2019: 2,599,672)	2,600	2,600
Non-voting convertible ordinary Series E Shares (issued and outstanding 2020 and 2019: 910,010)	910	910
Preferred Shares:
Series C Preferred Shares (issued and held in treasury 2020 and 2019: 388,571)	389	389
Series D Preferred Shares (issued and outstanding 2020 and 2019: 16,000)	400,000	400,000
Series E Preferred Shares (issued and outstanding 2020 and 2019: 4,400)	110,000	110,000
Treasury shares, at cost (Series C Preferred Shares 2020 and 2019: 388,571)	(421,559)	(421,559)
Joint Share Ownership Plan (voting ordinary shares, held in trust 2020: 565,630; 2019: 0)	(566)	—
Additional paid-in capital	1,836,074	1,836,778
Accumulated other comprehensive income	80,659	7,171
Retained earnings	4,647,312	2,887,892
Total Enstar Shareholders’ Equity	6,674,395	4,842,183
Noncontrolling interest	13,609	14,168
TOTAL SHAREHOLDERS’ EQUITY	6,688,004	4,856,351
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	$21,647,284	$19,826,099
See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$572,092	$804,047	$695,779
Fees and commission income	42,446	28,453	35,088
Net investment income	302,817	308,271	261,698
Net realized and unrealized gains (losses)	1,642,019	1,011,966	(407,532)
Other income	101,132	37,070	34,073
	2,660,506	2,189,807	619,106
EXPENSES
Net incurred losses and loss adjustment expenses	415,926	614,179	323,722
Acquisition costs	171,020	240,609	177,855
General and administrative expenses	501,479	413,084	348,786
Interest expense	59,308	52,541	25,696
Net foreign exchange (gains) losses	16,393	(7,912)	2,644
	1,164,126	1,312,501	878,703
EARNINGS (LOSS) BEFORE INCOME TAXES	1,496,380	877,306	(259,597)
Income tax benefit (expense)	(23,827)	(12,372)	3,689
Earnings from equity method investments	238,569	55,910	42,147
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	1,711,122	920,844	(213,761)
Net earnings from discontinued operations, net of income taxes	16,251	7,375	1,489
NET EARNINGS (LOSS)	1,727,373	928,219	(212,272)
Net loss attributable to noncontrolling interest	27,671	9,870	62,051
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR	1,755,044	938,089	(150,221)
Dividends on preferred shares	(35,700)	(35,914)	(12,133)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$1,719,344	$902,175	$(162,354)

Earnings per ordinary share attributable to Enstar Group Limited:
Basic:
Net earnings (loss) from continuing operations	$79.43	$41.80	$(7.89)
Net earnings from discontinued operations	0.35	0.20	0.05
Net earnings (loss) per ordinary share	$79.78	$42.00	$(7.84)
Diluted:
Net earnings (loss) from continuing operations	$78.45	$41.23	$(7.89)
Net earnings from discontinued operations	0.35	0.20	0.05
Net earnings (loss) per ordinary share	$78.80	$41.43	$(7.84)
Weighted average ordinary shares outstanding:
Basic	21,551,408	21,482,617	20,698,310
Diluted	21,818,294	21,775,066	20,904,176
See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
	(expressed in thousands of U.S. dollars)
NET EARNINGS (LOSS)	$1,727,373	$928,219	$(212,272)

Other comprehensive income (loss), net of income taxes:
Unrealized gains (losses) on fixed income available-for-sale investments arising during the year	104,924	2,896	(2,284)
Reclassification adjustment for change in allowance for credit losses recognized in net earnings	(509)	—	—
Reclassification adjustment for net realized (gains) losses included in net earnings	(18,033)	(3,894)	63
Reclassification to earnings on disposal of subsidiary	(11,856)	—	—
Unrealized gains (losses) arising during the year, net of reclassification adjustments	74,526	(998)	(2,221)
Change in currency translation adjustment	(2,103)	(2,428)	(202)
Reclassification to earnings on disposal of subsidiary	34	—	—
Cumulative currency translation adjustment, net of reclassification adjustments	(2,069)	(2,428)	(202)
Decrease in defined benefit pension liability	1,152	42	2,156
Total other comprehensive income (loss)	73,609	(3,384)	(267)

Comprehensive income (loss)	1,800,982	924,835	(212,539)
Comprehensive loss attributable to noncontrolling interest	27,550	9,985	62,291
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSTAR	$1,828,532	$934,820	$(150,248)
See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
	(expressed in thousands of U.S. dollars)
Share Capital — Voting Ordinary Shares
Balance, beginning of year	$18,002	$17,950	$16,402
Issue of shares	752	52	1,548
Shares repurchased	(178)	—	—
Balance, end of year	$18,576	$18,002	$17,950
Share Capital — Non-Voting Convertible Ordinary Series C Shares
Balance, beginning and end of year	$2,600	$2,600	$2,600
Share Capital — Non-Voting Convertible Ordinary Series E Shares
Balance, beginning of year	$910	$910	$405
Issue of shares	—	—	505
Balance, end of year	$910	$910	$910
Share Capital - Series C Convertible Participating Non-Voting Preferred Shares
Balance, beginning and end of year	$389	$389	$389
Share Capital - Series D Preferred Shares
Balance, beginning of year	$400,000	$400,000	$—
Issue of shares	—	—	400,000
Balance, end of year	$400,000	$400,000	$400,000
Share Capital - Series E Preferred Shares
Balance, beginning of year	$110,000	$110,000	$—
Issue of shares	—	—	110,000
Balance, end of year	$110,000	$110,000	$110,000
Treasury Shares (Series C Preferred Shares)
Balance, beginning and end of year	$(421,559)	$(421,559)	$(421,559)
Joint Share Ownership Plan — Voting Ordinary Shares, Held in Trust
Balance, beginning of year	$—	$—	$—
Issue of shares	(566)	—	—
Balance, end of year	$(566)	$—	$—
Additional Paid-in Capital
Balance, beginning of year	$1,836,778	$1,804,664	$1,395,067
Issue (repurchase) of voting ordinary shares	(815)	583	413,141
Shares repurchased	(25,828)	—	—
Issuance costs of preferred shares	—	—	(14,643)
Amortization of share-based compensation	25,939	31,531	11,099
Balance, end of year	$1,836,074	$1,836,778	$1,804,664
Accumulated Other Comprehensive Income
Balance, beginning of year	$7,171	$10,440	$10,468
Cumulative currency translation adjustment
Balance, beginning of year	8,548	10,986	11,171
Change in currency translation adjustment	(672)	(2,438)	(185)
Balance, end of year	7,876	8,548	10,986
Defined benefit pension liability
Balance, beginning of year	(945)	(987)	(3,143)
Change in defined benefit pension liability	1,152	42	2,156
Balance, end of year	207	(945)	(987)
Unrealized gains (losses) on available-for-sale investments
Balance, beginning of year	(432)	441	2,440
Change in unrealized gains (losses) on available-for-sale investments	73,008	(873)	(1,999)
Balance, end of year	72,576	(432)	441
Balance, end of year	$80,659	$7,171	$10,440
Retained Earnings
Balance, beginning of year	$2,887,892	$1,976,539	$2,132,912
Net earnings (loss)	1,727,373	928,219	(212,272)
Net loss attributable to noncontrolling interest	27,671	9,870	62,051
Dividends on preferred shares	(35,700)	(35,914)	(12,133)
Change in redemption value of redeemable noncontrolling interests	46,224	9,178	7,554
Cumulative effect of change in accounting principle	(6,148)	—	(1,573)
Balance, end of year	$4,647,312	$2,887,892	$1,976,539
Noncontrolling Interest (excludes redeemable noncontrolling interests)
Balance, beginning of year	$14,168	$12,056	$9,264
Contribution (distribution) of noncontrolling interest	(400)	(47)	49
Net earnings (loss) attributable to noncontrolling interest	(159)	2,159	2,743
Balance, end of year	$13,609	$14,168	$12,056
 See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings (loss)	$1,727,373	$928,219	$(212,272)
Net earnings from discontinued operations, net of income taxes	(16,251)	(7,375)	(1,489)
Adjustments to reconcile net earnings to cash flows provided by (used in) operating activities:
Realized losses (gains) on sale of investments	(178,851)	(86,071)	27,395
Unrealized losses (gains) on investments	(1,463,168)	(925,895)	380,137
Depreciation and other amortization	59,570	34,695	32,242
Earnings from equity method investments	(238,569)	(55,910)	(42,147)
Sales and maturities of trading securities	3,792,083	5,361,936	4,706,318
Purchases of trading securities	(2,139,399)	(4,405,433)	(5,343,965)
Other non-cash items	23,242	33,857	11,857
Changes in:
Reinsurance balances recoverable on paid and unpaid losses	52,027	(316,440)	(289,295)
Funds held by reinsured companies	(192,313)	(67,636)	(215,041)
Losses and loss adjustment expenses	1,002,520	821,049	897,091
Defendant asbestos and environmental liabilities	(141,356)	(18,142)	(15,844)
Insurance and reinsurance balances payable	86,645	50,859	133,676
Premiums receivable	23,326	204,358	(165,357)
Other operating assets and liabilities	389,487	(127,622)	(44,915)
Net cash flows provided by (used in) operating activities	2,786,366	1,424,449	(141,609)
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	$—	$172,482	$(245,151)
Sales of subsidiaries, net of cash sold	(13,847)	—	—
Sales and maturities of available-for-sale securities	2,259,546	335,670	58,219
Purchase of available-for-sale securities	(4,180,893)	(1,826,724)	(10,385)
Purchase of other investments	(975,024)	(794,613)	(900,262)
Proceeds from other investments	594,676	581,639	434,255
Purchase of equity method investments	(33,000)	(69,213)	(155,440)
Sale of equity method investment	12,200	—	—
Other investing activities	906	(2,551)	(8,321)
Net cash flows used in investing activities	(2,335,436)	(1,603,310)	(827,085)
FINANCING ACTIVITIES:
Net proceeds from the issuance of preferred shares	$—	$—	$495,357
Dividends on preferred shares	(35,700)	(35,914)	(12,133)
(Purchase) contribution by noncontrolling interest	—	(47)	49
Contribution by redeemable noncontrolling interest	—	13,127	55,377
Contribution of capital to discontinued operations	—	(45,000)	(51,000)
Dividends paid to noncontrolling interest	(400)	(11,556)	(3,852)
Repurchase of shares	(26,006)	—	—
Receipt of loans	858,512	1,070,502	1,132,507
Repayment of loans	(679,000)	(742,574)	(914,319)
Net cash flows provided by financing activities	117,406	248,538	701,986
DISCONTINUED OPERATIONS CASH FLOWS:
Net cash flows provided by (used in) operating activities	107,644	339,067	(18,463)
Net cash flows (used in) provided by investing activities	(129,640)	(380,227)	1,331
Net cash flows provided by financing activities	—	45,000	51,000
Net cash flows from discontinued operations	(21,996)	3,840	33,868
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,800)	(324)	2,588
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	540,540	73,193	(230,252)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	971,349	901,996	1,166,116
NET CHANGE IN CASH OF BUSINESSES HELD-FOR-SALE	(138,773)	(3,840)	(33,868)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$1,373,116	$971,349	$901,996

Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$25,029	$4,941	$12,355
Interest paid	$50,775	$49,457	$25,240

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$901,152	$624,472	$535,809
Restricted cash and cash equivalents	471,964	346,877	366,187
Cash, cash equivalents and restricted cash	$1,373,116	$971,349	$901,996
In addition to the cash flows presented above, our noncash investing activities for the year ended December 31, 2020 included $235 million relating to the purchase of equity method investments which was satisfied through the sale of a subsidiary. Refer to Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations."
See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019 and 2018
(Tabular information expressed in thousands of U.S. dollars except share and per share data)
1. DESCRIPTION OF BUSINESS
Enstar Group Limited ("Enstar") is a Bermuda-based holding company, formed in 2001. Enstar is a leading global insurance group that offers innovative capital release solutions through its network of group companies in Bermuda, the United States, the United Kingdom, Continental Europe, Australia, and other international locations. Our ordinary shares are listed on the NASDAQ Global Select Market under the ticker symbol "ESGR". Unless the context indicates otherwise, the terms "Enstar," "we," "us" or "our" mean Enstar Group Limited and its consolidated subsidiaries and the term "Parent Company" means Enstar Group Limited and not any of its consolidated subsidiaries.
Our business is organized into three segments:
(i) Non-life Run-off: This segment comprises the operations of our subsidiaries that are in the business of running off property and casualty and other non-life (re)insurance business. It also includes our management business, which manages the run-off portfolios of third parties through our service companies;
(ii) Atrium: Atrium Underwriters Ltd. is a managing general agent at Lloyd’s of London ("Lloyd's"), which manages Syndicate 609. Through our Lloyd’s corporate member, SGL No.1 Limited ("SGL No.1"), we provide 25% of the underwriting capacity for Atrium's Syndicate 609 (with the balance provided by traditional Lloyd’s Names). Atrium specializes in a wide range of industry classes, including marine, aviation and transit, property and casualty binding authorities, reinsurance, accident and health and non-marine direct and facultative. As of December 31, 2020, we have classified the Atrium segment as held-for-sale in view of the Exchange Transaction as discussed in Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations."; and
(iii) StarStone: StarStone was a global specialty insurer that offered a diverse range of property, casualty and specialty insurance through its operations in Bermuda, the United States, the United Kingdom, and Continental Europe. However, during 2020, StarStone's U.S. operations, including StarStone U.S. Holdings, Inc. and its subsidiaries ("StarStone U.S.") were sold and StarStone's remaining non-U.S. operations ("StarStone International") were placed into an orderly run-off. For further information, refer to Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations."
Atrium and StarStone are reported as separate segments as of December 31, 2020 because they were managed and operated in separate and distinct manners. Atrium employees were not involved in the management or strategy of StarStone, nor were StarStone employees involved in the management or strategy of Atrium. Atrium and StarStone were monitored and reported upon separately and distinctly and the strategies and business plans were determined independently of each other.
In addition, our other activities, which do not qualify as a reportable segment, include our corporate expenses, debt servicing costs, preferred share dividends, holding company income and expenses, foreign exchange and other miscellaneous items.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Preparation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The consolidated financial statements include our assets, liabilities and results of operations as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018. Results of operations for acquired subsidiaries are included from the date of acquisition. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation as described in further detail in Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations." These reclassifications had no impact on net earnings.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results may differ materially from these estimates. The impact of changes in estimates are reflected in earnings in the period during which the estimate is changed. Accounting policies that we believe are most dependent on assumptions and estimates are considered to be our critical accounting estimates and are related to the determination of:
•liability for losses and loss adjustment expenses ("LAE");
•reinsurance balances recoverable on paid and unpaid losses;
•defendant asbestos and environmental liabilities and related insurance balances recoverable;
•valuation allowances on reinsurance balances recoverable and deferred tax assets;
•impairment charges, including credit allowances on investment securities classified as available-for-sale ("AFS"), and impairments on deferred charge assets;
•gross and net premiums written and net premiums earned;
•fair value measurements of investments;
•fair value estimates associated with accounting for acquisitions;
•fair value estimates associated with loss portfolio transfer reinsurance agreements for which we have elected the fair value option; and
•redeemable noncontrolling interests.
We expect that uncertainty and volatility in financial markets relating to the COVID-19 pandemic will continue to impact the value of our investments. The scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic are changing rapidly and are difficult to anticipate. As with others in our industry, we are subject to economic factors such as interest rates, foreign exchange rates, underwriting events, regulation, tax policy changes, political risks and other market risks that can impact our strategy, operations, and results.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unearned Premium Reserves and Premiums Receivable
Unearned premium reserves represent the unexpired portion of policy premiums. For retrospectively rated contracts as well as those contracts whose written premium amounts are recorded based on premium estimates at inception, changes to accrued premiums arising from changes to these estimates are reflected as changes in premium balances receivable where appropriate.
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
(c) Losses and LAE
Non-life Run-off
The liability for losses and LAE in the Non-life Run-off segment includes an amount determined from reported claims and an amount, based on historical loss experience and industry statistics, for losses incurred but not reported ("IBNR") determined using a variety of actuarial methods. These estimates are continually reviewed and are necessarily subject to the impact of future changes in factors such as claim severity and frequency, changes in economic conditions including the impact of inflation, legal and judicial developments, and medical cost trends. Our estimates, at inception and on an ongoing basis, do not include an estimate for potential future commutations and policy buybacks. Commutations and policy buybacks are often unique and circumstance-based, and each commutation or policy buyback is separately negotiated. Therefore, the successful execution of one commutation or policy buyback does not necessarily impact the likelihood of other commutations or policy buybacks occurring in the future. While we believe that our liability for losses and LAE is adequate, the ultimate amount may be in excess of, or less than, the amounts recorded on our financial statements. Adjustments will be reflected as part of the net increase or reduction in losses and LAE liabilities in the periods in which they become known. Premium and commission adjustments may be triggered by changes in incurred losses, and any changes in such amounts are recorded in the same period that the related change in incurred loss is recognized.
Commutations of acquired companies’ exposures have the effect of accelerating the payout of claims compared to the probability-weighted ranges of actuarially projected cash flows that we applied when estimating the fair values of assets and liabilities at the time of acquisition. Commutations and policy buybacks provide an opportunity for us to exit exposures to certain policies and insureds generally at a discount to our estimate of the ultimate liability and provide us with the ability to eliminate exposure to further losses. Commutations and policy buybacks can be beneficial to us as they legally extinguish liabilities in full, reduce the potential for future adverse loss development, and reduce future claims handling costs. Any material acceleration of payout together with the impact of any material loss reserve savings in any period will also accelerate the amortization of fair value adjustments and deferred charge assets and gain liabilities in that period. Commutations are only executed directly with insureds or reinsureds and any gains realized or losses incurred on the settlement of losses and LAE liabilities through commutations or policy buybacks are recognized upon the execution of a commutation or policy buyback with the insured or reinsured.
Our (re)insurance subsidiaries also establish provisions for LAE relating to run-off costs for the estimated duration of the run-off, which are included in the liability for losses and LAE. These provisions are assessed at each reporting date, and provisions relating to future periods are adjusted to reflect any changes in estimates of the

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
periodic run-off costs or the duration of the run-off, including the impact of any acceleration of the run-off period that may be caused by commutations. Provisions relating to the current period together with any adjustment to future run-off provisions are included in net incurred losses and LAE in the consolidated statements of earnings.
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
•Net losses paid: paid losses and LAE, net of related reinsurance recoveries.
•Net change in case and LAE reserves: the change in case reserves and associated LAE, net of related reinsurance recoveries.
•Net change in IBNR reserves: the change in IBNR reserves, net of related reinsurance recoveries.
•Increase (reduction) in estimates of net ultimate losses: the total of net losses paid, net change in case and LAE reserves and the net change in IBNR. This includes the net impact of commutations and policy buybacks on the liability for losses and LAE reserves and reinsurance recoveries.
•Increase (reduction) in provisions for unallocated LAE: the net change in our provision for unallocated LAE.
•Amortization of deferred charge assets and deferred gain liabilities: relates to retroactive reinsurance contracts where, if at the inception of the contract, the estimated undiscounted ultimate losses payable are in excess of the premiums received, a deferred charge asset is recorded for the excess; whereas, if the premiums received are in excess of the estimated undiscounted ultimate losses payable, a deferred gain liability is recorded for the excess, such that we don't record any gain or loss at the inception of these retroactive reinsurance contracts. In addition, for retrocessions of losses and LAE reserves that we have assumed through retroactive reinsurance contracts where the retroceded liabilities exceed the retrocession premiums paid, we record the excess as a deferred gain liability which is amortized to earnings over the estimated period during which the losses paid on the assumed retroceded liabilities are recovered from the retrocessionaire.
•Amortization of fair value adjustments: the amortization of the fair value adjustments associated with acquired companies, where the assumed losses and LAE reserves and the acquired reinsurance recoveries are fair valued on acquisition.
•Changes in fair value - fair value option: the changes in the fair value for reinsurance agreements where we have elected the fair value option. The change in fair value component includes the changes in the discounted cash flows and risk margin. The underlying ("nominal") net losses paid, net change in case and LAE reserves and the net change in IBNR reserves relating to these reinsurance agreements for which we have elected the fair value option are included within the appropriate line items described above.
•Net incurred losses and LAE: the total of the increase (reduction) in estimates of net ultimate losses, increase (reduction) in provisions for unallocated LAE, amortization of deferred charge assets and deferred gain liabilities, amortization of fair value adjustments and changes in fair value - fair value option.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(d) Defendant Asbestos and Environmental Liabilities
We acquired DCo LLC ("DCo") on December 30, 2016, and Morse TEC LLC ("Morse TEC") on October 30, 2019, as described in Note 3 - "Business Acquisitions." DCo and Morse TEC hold liabilities associated with personal injury asbestos claims and environmental claims arising from their legacy manufacturing operations. DCo and Morse TEC continue to process asbestos personal injury claims.
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
 Short-term and fixed maturity investments classified as trading are carried at fair value, with realized and unrealized gains and losses included in net earnings and reported as net realized and unrealized gains and losses.
Short-term and fixed maturity investments classified as AFS are carried at fair value, with unrealized gains and losses excluded from net earnings and reported as a separate component of accumulated other comprehensive income (loss) ("AOCI"). Realized gains and losses on sales of investments classified as AFS are recognized in the consolidated statements of earnings.
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
Allowance for Credit Losses
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
For our AFS debt securities that we do not intend to sell or for which it is more likely than not that we will not be required to sell before an anticipated recovery in value, we separate the credit loss component of any unrealized losses from the amount related to all other factors and report the credit loss component in net realized investment gains (losses) in our consolidated statements of earnings. The unrealized losses related to non-credit factors is reported in other comprehensive income. The allowance for credit losses account is adjusted for any additional credit losses, write-offs and subsequent recoveries and is reflected in earnings.
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
We report the investment income accrued on our AFS debt securities within other assets and therefore separately from the underlying AFS debt securities. In addition, due to the short-term period during which accrued investment income remains unpaid, which is typically six months or less, since the coupon on our AFS debt securities is paid semi-annually or more frequently, we have elected not to establish an allowance for credit losses on our accrued investment income balances. Accrued investment income is written off through net realized investment gains (losses) at the time the issuer of the debt security defaults or is expected to default on payments.
Uncollectible debt securities are written off when we determine that no additional payments of principal or interest will be received.
Other-Than-Temporary Impairments ("OTTI")
As discussed above and below, with effect from January 1, 2020, we adopted the new credit losses standard which replaced the OTTI model that was previously applicable to our AFS debt securities. The new approach now requires the recognition of impairment charges relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. A description of our historical OTTI process which was in place prior to our adoption of the new credit losses standard and which applied to our comparative financial statements is provided below.
Fixed maturity investments classified as AFS were reviewed quarterly to determine if they had sustained an impairment of value that was, based on our judgment, considered to be other than temporary. The process included reviewing each fixed maturity investment whose fair value was below amortized cost and: (1) determining if we had the intent to sell the fixed maturity investment; (2) determining if it was more likely than not that we would be

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
required to sell the fixed maturity investment before its anticipated recovery; and (3) assessing whether a credit loss existed, that is, whether we anticipated if the present value of the cash flows expected to be collected from the fixed maturity investment would be less than the amortized cost basis of the investment.
In assessing whether it was more likely than not that we would be required to sell a fixed maturity investment before its anticipated recovery, we considered various factors including our future cash flow requirements, legal and regulatory requirements, the level of our cash, cash equivalents, short-term investments and fixed maturity investments available-for-sale in an unrealized gain position, and other relevant factors.
In evaluating credit losses, we considered a variety of factors in the assessment of a fixed maturity investment including: (1) the time period during which there had been a significant decline below cost; (2) the extent of the decline below cost and par; (3) the potential for the investment to recover in value; (4) an analysis of the financial condition of the issuer; (5) the rating of the issuer; and (6) failure of the issuer of the investment to make scheduled interest or principal payments.
If we concluded that an investment was other-than-temporarily impaired, then the difference between the fair value and the amortized cost of the investment was presented as an OTTI charge in the consolidated statements of earnings, with an offset for any non-credit related loss component of the OTTI charge recognized in other comprehensive income. Accordingly, only the credit loss component of the OTTI amount would have an impact on our earnings.
Equities
We hold investments in publicly traded equities and exchange-traded funds as well as in privately held equities. Our equity investments are carried at fair value with realized and unrealized gains and losses included in net earnings and reported as net realized and unrealized gains and losses.
Other investments, at fair value
Other investments include investments in limited partnerships and limited liability companies (collectively "private equities") and fixed income funds, hedge funds, equity funds, private credit funds and collateralized loan obligation ("CLO") equity funds that carry their investments at fair value, as well as direct investments in CLO equities. These other investments are stated at fair value, which ordinarily will be the most recently reported net asset value as advised by the fund manager or administrator. Many of our fund investments publish net asset values on a daily basis and provide daily liquidity while others report on a monthly or quarterly basis. The change in fair value is included in net realized and unrealized gains and losses on investments and recognized in net earnings.
Equity method investments
Investments in which the Company has significant influence over the operating and financial policies of the investee are classified as equity method investments and are accounted for using the equity method of accounting. In applying the equity method of accounting, investments are initially recorded at cost and are subsequently adjusted based on the Company's proportionate share of net income or loss of the investee, net of any distributions received from the investee. We typically record our proportionate share of an investee's net income or loss on a quarter lag in line with the timing of when they report their financial information to us. Any adjustments made to the carrying value of our equity method investees are based on the most recently available financial information from the investees. Changes in the carrying value of such investments are recorded in our consolidated statements of earnings as earnings (losses) from equity method investments. Any decline in the value of our equity method investments considered by management to be other-than-temporary is reflected in our consolidated statements of earnings in the period in which it is determined.
Cash and cash equivalents
Cash equivalents includes money market funds, fixed interest deposits and all highly liquid debt instruments purchased with an original maturity of three months or less.
(h) Variable interest entities
We have investments in certain limited partnership funds which are deemed to be variable interest entities (“VIEs”) and which are included in other investments at the reported net asset value (“NAV”). Determining whether to consolidate a VIE may require judgment in assessing (i) whether an entity is a VIE, and (ii) if we are the entity’s primary beneficiary and thus required to consolidate the entity. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have (i) the power to direct the activities that most significantly impact the VIE’s

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
economic performance, and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Our evaluation includes identification of the activities that most significantly impact the VIE’s economic performance and an assessment of our ability to direct those activities based on governance provisions, contractual arrangements to provide or receive certain services, funding commitments and other applicable agreements and circumstances. Our assessment of whether we are the primary beneficiary of our VIEs requires significant assumptions and judgment.
(i) Funds Held
Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds balance is credited with investment income and losses payable are deducted. Funds held are shown under two categories on the consolidated balance sheets, funds held where we receive the underlying portfolio economics are shown as "Funds held - directly managed", and funds held where we receive a fixed crediting rate are shown as "Funds held by reinsured companies". Funds held by reinsured companies are carried at cost. Funds held - directly managed, are carried at fair value and represents the aggregate of funds held at cost and the value of an embedded derivative. The embedded derivative relates to our contractual right to receive the return on the underlying investment portfolio economics. The investment returns on both categories of funds held are recognized in net investment income and net realized and unrealized gains (losses). The revaluation of the embedded derivative is included in net unrealized gains (losses).
(j) Fees and Commission Income
Fees and commission income primarily includes profit commissions earned from managed Lloyd's syndicates as well as fees earned under fronting and consulting arrangements with third-party clients, which are recorded on an accrual basis.
(k) Foreign Exchange
Our reporting currency is the U.S. dollar. Assets and liabilities of certain of our subsidiaries and equity method investees whose functional currency is not the U.S. dollar are translated at period end exchange rates. Revenues and expenses of such foreign entities are translated at average exchange rates during the year. The effect of the currency translation adjustments for these foreign entities is included in accumulated other comprehensive income (loss).
Other foreign currency assets and liabilities that are considered monetary items are translated at exchange rates in effect at the balance sheet date. Foreign currency revenues and expenses are translated either at transaction date exchange rates or using an appropriately weighted average exchange rate for the reporting period. These exchange gains and losses are recognized in net earnings.
(l) Share-based Compensation
We primarily use four types of share-based compensation arrangements: (i) restricted shares, restricted share units and performance share units ("PSUs"), (ii) joint share ownership program ("JSOP"), (iii) cash-settled stock appreciation rights ("SARs") and (iv) shares issued under our employee share purchase plans. With the exception of SARs and the incentive plan awards issued to certain employees of Atrium and StarStone, our share-based compensation awards qualify for equity classification. For equity-classified awards, the fair value of the compensation cost is measured at the grant date and is expensed over the service period of the award within general and administrative expenses in the consolidated statements of earnings except for PSUs where the expense also varies depending on the performance multiplier on the award. The SARs, the Atrium and StarStone incentive plan awards are classified as liability awards. Liability classified awards are recorded at fair value within other liabilities in the consolidated balance sheet with changes in fair value relating to the vested portion of the award recorded within general and administrative expenses in the consolidated statements of earnings.
(m) Derivative Instruments
We utilize derivative instruments in our foreign currency, investments and interest rate risk management strategies and recognize all derivatives as either assets or liabilities in the consolidated balance sheets and carry them at the fair value of the specific instrument utilized. Changes in the fair value as well as realized gains or losses on derivative instruments are recognized in net earnings if they are not designated as qualifying hedging instruments or if the criteria for establishing a perfectly effective designated hedging relationship for our net investment hedges has not been met. However, if a designated net investment hedge is deemed to be perfectly effective, then we recognize the changes in the fair value of the underlying hedging instrument in accumulated other comprehensive income (loss) until the application of hedge accounting is discontinued. Any cumulative gains or

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
losses arising on designated net investment hedges are deferred in accumulated other comprehensive income (loss) until the cumulative translation adjustment ("CTA") from the underlying hedged net investment is recognized in net earnings due to a disposal, deconsolidation or substantial liquidation.
Certain of our funds held arrangements also contain embedded derivatives as described above, which are carried at fair value. In addition, we may also hold equity call options and other derivatives carried at fair value, as part of our investment strategy.
(n) Income Taxes
Certain of our subsidiaries and branches operate in jurisdictions where they are subject to taxation. Current and deferred tax expense or benefit is allocated to net earnings (loss), or, in certain cases, to discontinued operations or other comprehensive income (loss). Current tax is recognized and measured upon enacted tax laws and rates applicable in the relevant jurisdiction in the period in which the income tax becomes accruable or realizable. Deferred taxes are provided for temporary differences between the carrying amount of assets and liabilities used in the financial statements and the tax basis used in the various jurisdictional tax returns. When our assessment indicates that all or some portion of deferred tax assets will not be realized, a valuation allowance is recorded against the deferred tax assets to reduce the assets to an amount more likely than not to be realized.
We recognize the benefit relating to tax positions only where the position is more likely than not to be sustained assuming examination by tax authorities. A recognized tax benefit is measured as the largest amount that is greater than 50 percent likely of being realized upon settlement. A liability or other adjustment is recognized for any tax benefit (along with any interest and penalty, if applicable) claimed in a tax return in excess of the amount allowed to be recognized in the financial statements under U.S. GAAP. Any changes in amounts recognized are recorded in the period in which they are determined in our consolidated statements of earnings.
(o) Earnings Per Share
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
(p) Acquisitions, Goodwill and Intangible Assets
The acquisition method is used to account for all business acquisitions. This method requires that we record the acquired assets and liabilities at their estimated fair value. The fair values of each of the acquired reinsurance assets and liabilities are derived from probability-weighted ranges of the associated projected cash flows, based on actuarially prepared information and management’s run-off strategy. Our run-off strategy, as well as that of other run-off market participants, is expected to be different from the seller's as generally sellers are not specialized in running off (re)insurance liabilities whereas we and other market participants do specialize in such run-offs.
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
The difference between the nominal carrying values of the acquired reinsurance liabilities and assets as of the acquisition date and their fair value is recorded as a fair value adjustment ("FVA") on the consolidated balance sheet. The FVA is amortized over the estimated payout period of the acquired outstanding losses and LAE and reinsurance balances recoverable. To the extent the actual payout experience after the acquisition is materially faster or slower than anticipated at the time of the acquisition as a result of, (i) our active claims management strategies, which include commutations and policy buybacks, (ii) an adjustment to the estimated ultimate loss reserves, (iii) changes in bad debt provisions, or (iv) changes in estimates of future run-off costs following accelerated payouts, then the amortization of the FVA is adjusted to reflect such changes.
Intangible assets arising from our business acquisitions are classified as either definite-lived or indefinite-lived intangible assets. Definite-lived intangible assets are amortized over their useful lives with the amortization expense being recognized in the consolidated statements of earnings. Indefinite-lived intangible assets are however not subject to amortization. The carrying values of intangible assets are reviewed for indicators of impairment at least

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
annually. Impairment is recognized if the carrying values of the definite-lived intangible assets are not recoverable from their undiscounted cash flows and is measured as the amount by which the carrying value exceeds the fair value. Similarly, for indefinite-lived intangible assets, if the carrying value of the asset exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess.
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
(q) Retroactive Reinsurance
Retroactive reinsurance policies provide indemnification for losses and LAE with respect to past loss events. In our Non-life Run-off segment we generally use the balance sheet accounting approach for assumed loss portfolio transfers, whereby at the inception of the contract there are no premiums or losses recorded in earnings.
Deferred Charge Assets and Deferred Gain Liabilities
If, at the inception of a Non-life Run-off retroactive reinsurance contract, the estimated undiscounted ultimate losses payable are in excess of the premiums received, a deferred charge asset is recorded for the excess; whereas, if the premiums received are in excess of the estimated undiscounted ultimate losses payable, a deferred gain liability is recorded for the excess, such that we don't record any gain or loss at the inception of these retroactive reinsurance contracts. In addition, for retrocessions of losses and LAE reserves that we have assumed through retroactive reinsurance contracts where the retroceded liabilities exceed the retrocession premiums paid, we record the excess as a deferred gain liability which is amortized to earnings over the estimated period during which the losses paid on the assumed retroceded liabilities are recovered from the retrocessionaire.
The premium consideration that we charge the ceding companies under retroactive reinsurance contracts may be lower than the undiscounted estimated ultimate losses payable due to the time value of money. After receiving the premium consideration in full from our cedents at the inception of the contract, we invest the premium received over an extended period of time, thereby generating investment income. We expect to generate profits from these retroactive reinsurance contracts when taking into account the premium received and expected investment income, less contractual obligations and expenses.
Deferred charge assets, recorded in other assets, and deferred gain liabilities, recorded in other liabilities, are amortized over the estimated claim payment period of the related contract with the periodic amortization reflected in earnings as a component of losses and LAE. The amortization of deferred charge assets and deferred gain liabilities is adjusted at each reporting period to reflect new estimates of the amount and timing of remaining loss and LAE payments. Changes in the estimated amount and the timing of payments of unpaid losses may have an effect on the unamortized deferred charge assets and deferred gain liabilities and the amount of periodic amortization. When liabilities for losses and LAE are extinguished through commutations and policy buybacks, they are removed from our estimates for the remaining loss and LAE payments, and this will generally result in an acceleration of the amortization of the deferred charge assets and deferred gain liabilities. Deferred charge assets are assessed at each reporting period for impairment and if the asset is determined to be impaired, then it is written down in the period in which the determination is made with that write down reflected in earnings as a component of net incurred losses and LAE.
Fair Value Option
In our Non-life Run-off segment, we have elected to apply the fair value option for certain loss portfolio transfer reinsurance transactions. This is an irrevocable election that applies to all balances under the insurance contract, including funds held assets, reinsurance balances recoverable on paid and unpaid losses, and the liability for losses and loss adjustment expenses.
We use an internal model to calculate the fair value of the liability for losses and loss adjustment expenses and the reinsurance balances recoverable on paid and unpaid losses. The nominal amounts related to the funds held assets, reinsurance balances recoverable on paid and unpaid losses, and the liability for losses and loss adjustment expenses, are inputs in our internal model. Note 12 - "Fair Value Measurements" describes the internal model, including the observable and unobservable inputs used in the model.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(r) Redeemable Noncontrolling Interest
In connection with the acquisitions of Arden, Atrium and StarStone, certain subsidiaries issued shares to noncontrolling interests. These shares provide certain redemption rights to the holders, which may be settled in our own shares or cash or a combination of cash and shares, at our option. Redeemable noncontrolling interests with redemption features that are not solely within our control are classified within temporary equity in the consolidated balance sheets and carried at their redemption value, which is fair value. Any change in the fair value is recognized through retained earnings as if the balance sheet date was also the redemption date.
(s) Held-for-sale Business and Discontinued Operations
We report a business as held-for-sale when certain criteria are met, which include (1) management has either approved the sale or is in the process of obtaining approval to sell the business and is committed to a formal plan to sell the business, (2) the business is available for immediate sale in its present condition, (3) the business is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (4) the sale is anticipated to occur within the next 12 months, among other specified criteria. A business classified as held-for-sale is recorded at the lower of its carrying amount or estimated fair value less costs to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Assets and liabilities related to the businesses classified as held-for-sale are separately reported in our Consolidated Balance Sheets beginning in the period in which the business is classified as held-for-sale. Refer to Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" for further information regarding our held-for-sale business.
Disposals that represent strategic shifts that have or will have a major effect on our operations and financial results are reported as discontinued operations which requires the restatement of the comparatives reflected on our consolidated financial statements. In addition, transactions with discontinued operations are not eliminated on consolidation and any transactions that were previously eliminated on consolidation but which will continue with the discontinued operations are restated for all periods presented and reflected within continuing operations in our consolidated financial statements.
New Accounting Standards Adopted in 2020
Accounting Standards Update ("ASU") 2020-10 – Codification Improvements
In October 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-10, which (1) removes references to various FASB Concepts Statements, (2) situates all disclosure guidance in the appropriate disclosure section of the Codification, and (3) makes other improvements and technical corrections to the Codification, with these amendments being applied retrospectively. We early adopted this guidance and that adoption did not have a material impact on our consolidated financial statements and disclosures.
ASU 2020-09 – Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762
In October 2020, the FASB issued ASU 2020-09, which amends and supersedes various SEC paragraphs included in a number of Codification Topics pursuant to the issuance of the SEC's Release No. 33-10762. Through Release No. 33-10762, which was issued in March 2020, the SEC made amendments to the financial disclosure requirements in Regulation S-X for guarantors and issuers of guaranteed securities registered or being registered, and issuers’ affiliates whose securities collateralize securities registered or being registered, to improve those requirements for both investors and registrants. The changes made by the SEC are intended to (1) provide investors with material information given the specific facts and circumstances, (2) make the disclosures easier to understand, and (3) reduce the costs and burdens to registrants.
The amended rules in Release No. 33-10762 became effective on January 4, 2021, although early compliance was permitted. We elected early compliance with the new rules subsequent to their issuance. Because the amendments made by the FASB in this ASU are designed to ensure alignment of the relevant SEC paragraphs in various Codification Topics with the amended rules in Release No. 33-10762, the amendments did not have a material impact on our disclosures, since we already elected early compliance with the amended rules in Release No. 33-10762.
ASU 2020-04 and ASU 2021-01– Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, which is codified in Accounting Standards Codification ("ASC") 848 and which provides entities with temporary optional expedients and exceptions to the existing US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Inter-bank Offered Rate ("LIBOR") and other inter-bank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate ("SOFR").

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Under the provisions of ASU 2020-04, entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also elect various optional expedients for hedging relationships affected by reference rate reform, if certain criteria are met. Once elected, the amendments in this guidance must be applied prospectively for all eligible contract modifications.
Subsequently in January 2021, the FASB issued ASU 2021-01 to refine the scope of ASC 848 and clarify that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, the ASU clarified that certain provisions in ASC 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments in ASU 2021-01 are effective immediately for all entities and can be applied either on a full retrospective or prospective basis depending on the facts and circumstances.
ASU 2020-04 was effective upon issuance and can be applied through to December 31, 2022. We adopted the ASU upon its issuance and as we transition from LIBOR to alternative reference rates, we have elected the temporary optional expedients and exceptions to the existing US GAAP guidance on contract modifications and hedge accounting permitted by the ASU, as appropriate. The adoption of this standard did not have any impact on our consolidated financial statements and disclosures.
ASU 2020-03 – Codification Improvements to Financial Instruments
In March 2020, the FASB issued ASU 2020-03, which makes narrow-scope improvements to various topics within the codification relating to financial instruments, including the new credit losses standard. The amendments related to certain specific issues covered by the ASU were effective immediately upon the issuance of the ASU, while certain specific issues covered by the ASU and affecting the credit losses standard in ASU 2016-13 were effective in 2020 for those entities that have already adopted ASU 2016-13. We adopted the amendments in this ASU upon its issuance and that adoption did not have a material impact on our consolidated financial statements and the related disclosures.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2021 and, although early adoption is permitted, the amendments may not be adopted earlier than during interim and annual reporting periods beginning after December 15, 2020. In addition, the FASB specified that an entity should adopt the guidance as of the beginning of its annual reporting period through either a modified retrospective method of transition or a fully retrospective method of transition. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and the related disclosures.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. BUSINESS ACQUISITIONS
2019
Morse TEC
Overview
On October 30, 2019, we completed the acquisition of Morse TEC LLC ("Morse TEC") through our subsidiary, Enstar Holdings (US) LLC for $0 purchase price. Morse TEC held $0.7 billion in liabilities associated with personal injury asbestos claims and environmental claims arising from BorgWarner's legacy manufacturing operations. We applied the acquisition method to account for the Morse TEC transaction as required by ASC 805 - Business Combinations, with no goodwill or gain from bargain purchase being recorded on the acquisition. In addition, no intangible assets were identified for recognition on the acquisition.
Fair Value of Net Assets Acquired and Liabilities Assumed
The following table summarizes the fair values of the assets acquired and liabilities assumed in the Morse TEC transaction at the acquisition date, which were allocated to the Non-life Run-off segment.

ASSETS
Cash and cash equivalents	$171,412
Deferred tax assets	140,000
Other assets - insurance balances receivable	371,116
TOTAL ASSETS	682,528
LIABILITIES
Defendant asbestos and environmental liabilities	662,507
Other liabilities	20,021
TOTAL LIABILITIES	$682,528
NET ASSETS ACQUIRED AT FAIR VALUE	—
Morse TEC's Results Included in the Consolidated Statement of Earnings
The table below summarizes the results of the Morse TEC operations, which were included in our consolidated statement of earnings from the acquisition date to December 31, 2019:

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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Purchase Price
The total cash paid in the transaction was $286.4 million, subject to certain post-closing adjustments. The components of the consideration paid to acquire all of the outstanding shares of Maiden Re North America were as follows:

Cash paid	$286,375
Adjustment for the fair value of preexisting relationships	10,273
Total purchase price	$296,648
Net assets acquired at fair value (including preexisting relationships)	$296,648
Excess of purchase price over fair value of net assets acquired	$—
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Maiden Re North America's Results Included in the Consolidated Statement of Earnings
The table below summarizes the results of the Maiden Re North America operations, which were included in our consolidated statement of earnings from the acquisition date to December 31, 2018:

Net investment income	$675
Net unrealized gains	3,749
General and administrative expenses	(435)
Net earnings	$3,989
KaylaRe
Overview
On May 14, 2018, the Company acquired all of the outstanding shares and warrants of KaylaRe Holdings, Ltd. ("KaylaRe"). In consideration for the acquired shares and warrants of KaylaRe, the Company issued an aggregate of 2,007,017 ordinary shares to the shareholders of KaylaRe, comprising 1,501,778 voting ordinary shares and 505,239 Series E non-voting ordinary shares. Effective May 14, 2018, we consolidated KaylaRe into our consolidated financial statements, and any balances between KaylaRe and Enstar are now eliminated upon consolidation. Effective September 30, 2019, KaylaRe and KaylaRe Ltd. merged with Cavello Bay Reinsurance Limited, a wholly-owned subsidiary of the Company, with Cavello Bay Reinsurance Limited as the surviving company. Refer to Note 21 - "Related Party Transactions" for additional information relating to KaylaRe.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. SIGNIFICANT NEW BUSINESS
We define significant new business as material transactions other than business acquisitions which are included in Note 3 - "Business Acquisitions." Generally, our significant new business takes the form of reinsurance or direct business transfers. The table below sets forth a summary of significant new business that we have completed between January 1, 2018 and December 31, 2020:

Transaction	Date Completed	Total Assets Assumed	Deferred Charge Asset (1)	Total Liabilities Assumed	Net Fair Value Adjustment (2)	Primary Nature of Business
Hannover Re	August 6, 2020	$182,498	N/A	$209,713	$(27,215)	U.S. asbestos, environmental and workers' compensation liabilities
Munich Re	July 1, 2020	$100,956	N/A	$100,956	N/A	Australian public liability, professional liability and builders' warranty liabilities
AXA Group (3)	June 1, 2020	$179,681	N/A	$179,681	N/A	U.S. construction general liability
Aspen	June 1, 2020	$770,000	$11,746	$781,746	N/A	Diversified mix of property, liability and specialty lines of business across the U.S., U.K. and Europe
Lyft	March 31, 2020	$465,000	N/A	$465,000	N/A	U.S. motor
Zurich (3)	October 1, 2019	$507,061	$115,815	$622,876	N/A	U.S. asbestos and environmental liability
Maiden Re Bermuda	August 5, 2019	$445,000	$85,183	$530,183	N/A	U.S. workers' compensation and General Casualty
Amerisure	April 11, 2019	$45,463	$2,873	$48,336	N/A	U.S. construction defect
AmTrust	February 14, 2019	$1,143,949	$20,633	$1,164,582	N/A	Lloyd's property, professional, marine, non-marine, affinity annual, extended warranty and political
Allianz SE	December 31, 2018	$70,000	N/A	$70,000	N/A	Asbestos and environmental
Maiden Re Bermuda	December 27, 2018	$70,425	$1,704	$72,129	N/A	U.S. workers' compensation and motor
Coca-Cola	August 1, 2018	$103,617	$17,208	$120,825	N/A	U.S. workers' compensation, auto liability, general and product liability
Zurich Australia	February 23, 2018	$268,657	N/A	$280,764	$(12,107)	Australian motor
Neon	February 16, 2018	$525,673	N/A	$546,298	$(20,625)	Medical malpractice, general liability, professional indemnity and marine
Novae	January 29, 2018	$1,095,730	N/A	$1,163,198	$(67,468)	Financial, casualty, marine and energy, professional indemnity, aviation, motor and property
The table below sets forth a summary of significant new business that we have signed or completed between January 1, 2021 and March 1, 2021:

Transaction	Date Completed	Initial Estimate of Liabilities Assumed	Primary Nature of Business
AXA Group(4)	N/A - Announced February 25, 2021	$1,395,000	Diversified mix of global casualty and professional lines
ProSight (4)	N/A - Announced January 15, 2021	$500,000	U.S. discontinued workers' compensation and excess workers' compensation lines of business and adverse development cover on a diversified mix of general liability classes of business
CNA (4)	February 5, 2021	$690,000	U.S. excess workers' compensation
Liberty Mutual (4)	January 8, 2021	$420,000	U.S. energy liability, construction liability and homebuilders liability
(1) Where the estimated ultimate losses payable exceed the premium consideration received at the inception of the agreement, a deferred charge asset is recorded.
(2) When the fair value option is elected for any retroactive reinsurance agreement, an initial net fair value adjustment is recorded at the inception of the agreement.
(3) Effective October 1, 2020 and 2019, we ceded 10% of the AXA Group and Zurich transactions, respectively, to Enhanzed Reinsurance Ltd. ("Enhanzed Re"), in which we have an investment, on the same terms and conditions as those received by us.
(4) The retroactive reinsurance agreements with AXA Group, ProSight, CNA and Liberty Mutual either closed or are expected to close in 2021 and therefore the related balances are not included in our consolidated financial statements as of December 31, 2020.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. DIVESTITURES, HELD-FOR-SALE BUSINESSES AND DISCONTINUED OPERATIONS
Atrium Exchange Transaction
On August 13, 2020, we announced an exchange transaction with Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. (collectively, the "Trident V Funds") managed by Stone Point Capital LLC ("Stone Point"). As part of the exchange, we entered into a recapitalization agreement with the Trident V Funds, Dowling Capital Partners I, L.P. and Capital City Partners LLC (collectively, the "Dowling Funds"), North Bay Holdings Limited ("North Bay"), and StarStone Specialty Holdings Limited ("SSHL"). On January 1, 2021, this transaction was completed.
As of December 31, 2020, Enstar owned an indirect 59.0% interest in North Bay and the Trident V Funds and the Dowling Funds owned 39.3% and 1.7%, respectively. North Bay owns 100.0% of SSHL, the holding company for the StarStone group, which previously included StarStone U.S. and still includes StarStone International. North Bay also owned 92.1% of Northshore Holdings Limited ("Northshore"), the holding company that owns Atrium Underwriting Group Limited and its subsidiaries (collectively, "Atrium") and Arden Reinsurance Company Ltd. ("Arden"). The remaining share ownership of Northshore is held on behalf of certain Atrium employees.
Pursuant to the terms of the recapitalization agreement, we exchanged a portion of our indirect interest in Northshore for all of the Trident V Funds’ indirect interest in StarStone U.S., which was owned through an interest in Core Specialty (the “Exchange Transaction”). Effective January 1, 2021, we own 25.23% of Core Specialty on a fully diluted basis, which in turn owns StarStone U.S., and 13.8% of Northshore, which continues to own Atrium and Arden. Furthermore, the Trident V Funds no longer own any interest in Core Specialty but own 76.3% of Northshore, while the Dowling Funds own 0.4% of Core Specialty and 1.6% of Northshore. The Exchange Transaction had no impact on the ultimate ownership of SSHL, which continues to own StarStone International, with us, the Trident V Funds and the Dowling Funds retaining our and their current ownership interests in SSHL of 59.0%, 39.3% and 1.7%, respectively.
Effective January 1, 2021, Northshore was deconsolidated and our remaining investment will be accounted for as a privately held equity investment and carried at its fair value.
Through our wholly-owned subsidiary SGL No.1, a Lloyd’s corporate member included within our Non-life Run-off segment, we provided 25% of the underwriting capacity on the 2017 to 2020 underwriting years of Atrium's Syndicate 609 at Lloyd’s. Effective January 1, 2021, and in conjunction with the completion of the Atrium Exchange Transaction, SGL No.1 ceased its provision of underwriting capacity on Syndicate 609. Accordingly, the 2020 underwriting year was the last underwriting year that SGL No. 1 participated in with respect to the Atrium business. We will continue to report SGL No. 1's 25% gross-up share of the 2020 and prior underwriting years of Syndicate 609 until the 2020 underwriting year completes an RITC into a successor year, which will be no earlier than December 31, 2022. There is no net retention for Enstar on Atrium's 2020 and prior underwriting years as the business was contractually transferred to the Atrium entities that were divested in the Exchange Transaction. Effective January 1, 2021, certain balances that SGL No. 1 has with Atrium and Arden will no longer be eliminated on consolidation.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2020, we have classified the assets and liabilities of Northshore as held-for-sale but it did not qualify as a discontinued operation since the pending disposal did not represent a strategic shift that would have a major effect on our operations and financial results. The following table summarizes the components of Northshore's assets and liabilities held-for-sale on our consolidated balance sheet as of December 31, 2020:

December 31, 2020
ASSETS
Short-term investments, AFS, at fair value	$1,720
Fixed maturities, trading, at fair value	154,026
Fixed maturities, AFS, at fair value	7,483
Other investments, at fair value	9,897
Total investments	173,126
Cash and cash equivalents	71,156
Restricted cash and cash equivalents	152,044
Premiums receivable	62,392
Reinsurance balances recoverable on paid and unpaid losses	37,341
Funds held by reinsured companies	32,226
Other assets	182,993
TOTAL ASSETS HELD-FOR-SALE	$711,278

LIABILITIES
Losses and loss adjustment expenses	$254,149
Insurance and reinsurance balances payable	12,393
Debt obligations	39,850
Other liabilities	177,265
TOTAL LIABILITIES HELD-FOR-SALE	$483,657

NET ASSETS HELD-FOR-SALE	$227,621
As of December 31, 2020, included in the table above were restricted investments of $94.4 million.
Recapitalization of StarStone U.S. and Discontinued Operations
On November 30, 2020, we completed the sale and recapitalization of StarStone U.S. through the sale of StarStone U.S. to Core Specialty, a newly formed entity with equity backing from funds managed by SkyKnight Capital, L.P., Dragoneer Investment Group and Aquiline Capital Partners LLC.
We received consideration of $282.0 million inclusive of $235.0 million of common shares of Core Specialty and cash of $47.0 million. The $235.0 million of common shares of Core Specialty represents a 25.23% interest in Core Specialty on a fully diluted basis. Our investment in Core Specialty is accounted for as an equity method investment and we record our proportionate share of the net earnings on a one quarter lag.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
StarStone U.S. comprised a substantial portion of the StarStone segment. We classified the assets and liabilities of StarStone U.S. as held-for-sale. The following table summarizes the components of StarStone U.S.'s assets and liabilities held-for-sale on our consolidated balance sheet as of December 31, 2019:

December 31, 2019 (1)
ASSETS
Fixed maturities, trading, at fair value	$202,994
Fixed maturities, AFS, at fair value	375,337
Equities, at fair value	3,000
Other investments, at fair value	6,389
Total investments	587,720
Cash and cash equivalents	78,613
Restricted cash and cash equivalents	5,815
Premiums receivable	99,367
Deferred tax assets	15,191
Reinsurance balances recoverable on paid and unpaid losses	530,604
Funds held by reinsured companies	35,861
Deferred acquisition costs	36,992
Goodwill and intangible assets	24,900
Other assets	59,707
TOTAL ASSETS HELD-FOR-SALE	$1,474,770

LIABILITIES
Losses and loss adjustment expenses	$836,761
Unearned premiums	218,166
Insurance and reinsurance balances payable	22,453
Other liabilities	131,151
TOTAL LIABILITIES HELD-FOR-SALE	$1,208,531

NET ASSETS HELD-FOR-SALE	$266,239
(1) Following our decision to sell StarStone U.S. to Core Specialty which was completed on November 30, 2020, the assets and liabilities of StarStone U.S. as of December 31, 2019 were reclassified to held-for-sale on our consolidated balance sheets, in addition to the comparatives being restated since StarStone U.S. qualified as a discontinued operation.
As of December 31, 2019, included in the table above were restricted investments of $131.0 million.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The StarStone U.S. business qualified as a discontinued operation. The following table summarizes the components of net earnings (loss) from discontinued operations, net of income taxes, related to StarStone U.S., on the consolidated statements of earnings for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
INCOME
Net premiums earned	$291,326	$350,814	$199,796
Net investment income	12,849	15,606	10,572
Net realized and unrealized gains	5,431	19,385	(5,352)
Other income	49	9	10
	309,655	385,814	205,026
EXPENSES
Net incurred losses and loss adjustment expenses	191,844	258,396	130,303
Acquisition costs	57,640	65,342	14,935
General and administrative expenses	60,236	60,003	58,590
Interest expense	2,066	2,600	2,120
Net foreign exchange (gains) losses	(13)	33	24
	311,773	386,374	205,972
EARNINGS (LOSS) BEFORE INCOME TAXES	(2,118)	(560)	(946)
Income tax benefit	2,255	7,935	2,435
NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES, BEFORE GAIN ON SALE	$137	$7,375	$1,489

DISPOSAL
Consideration received	$281,989	$—	$—
Less: Carrying value of subsidiary	(277,697)	—	—
Add: Net realized gains on AFS securities and cumulative currency translation adjustments previously recognized in AOCI	11,822	—	—
Gain on sale of subsidiary	$16,114	$—	$—

NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	$16,251	$7,375	$1,489
Net loss (earnings) from discontinued operations attributable to noncontrolling interest	(8,717)	(3,025)	(611)
NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$7,534	$4,350	$878
Continuing Involvement Disclosures
Following the completion of the sale of StarStone U.S. to Core Specialty on November 30, 2020, our continuing involvement with StarStone U.S comprised of the following transactions:
LPT and ADC reinsurance agreement
In connection with the sale of StarStone U.S. to Core Specialty, one of our Non-life Run-off subsidiaries entered into an LPT and ADC reinsurance agreement with StarStone U.S. pursuant to which we reinsured all of the net loss reserves of StarStone U.S. in respect of premium earned prior to October 31, 2020. Under the terms of the LPT and ADC reinsurance agreement, we assumed total net loss reserves of $462.4 million from StarStone U.S. in exchange for a total reinsurance premium consideration of $478.2 million, subject to an aggregate limit of $130.0 million above the assumed total net loss reserves. Our Non-life Run-off subsidiary's obligations to StarStone U.S. under the LPT and ADC reinsurance agreement are guaranteed by us. The LPT and ADC reinsurance agreement between us and StarStone U.S. shall continue in force until such time as our liability with respect to the assumed total net loss reserves terminates.
Concurrent with the closing of the LPT and ADC reinsurance agreement, one of our wholly-owned subsidiaries entered into an Administrative Services Agreement ("ASA") with StarStone U.S., through which it was

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
appointed as an independent contractor to provide certain administrative services covering the business we assumed from StarStone U.S. through the LPT and ADC reinsurance agreement. This ASA became effective on November 30, 2020 and shall continue until its termination.
In addition, concurrent with the sale of StarStone U.S. to Core Specialty which was completed on November 30, 2020, one of our wholly-owned subsidiaries entered into a Transition Services Agreement ("TSA") with Core Specialty through which our subsidiary and Core Specialty agreed to provide certain transitional services to each other relating to the StarStone U.S. businesses, for a specified period of time. This TSA became effective on November 30, 2020 and unless otherwise agreed to in writing by both Core Specialty and us, shall terminate on the earliest to occur of (a) the 2-year anniversary of the agreement, (b) the date on which all the covered transitional services have been terminated, and (c) the termination of the agreement.
Reinsurance transactions previously eliminated on consolidation
The table below presents a summary of the total income and expenses which have been recognized within our continuing operations for the years ended December 31, 2020, 2019 and 2018, relating to intercompany transactions, primarily intra-group reinsurances, between StarStone U.S. and our subsidiaries:

	2020	2019	2018
Total Income	$11,911	$10,672	$98,402
Total Expenses (1)	(16,397)	62,515	113,952
Net Earnings (Loss)	$28,308	$(51,843)	$(15,550)
(1) For the year ended December 31, 2020, negative total expenses were driven by favorable loss development on the losses and LAE reserves ceded by StarStone U.S. to our subsidiaries.
Cash flows
The cash inflows (outflows) between our subsidiaries and StarStone U.S. for the years ended December 31, 2020, 2019 and 2018 were $99.2 million, $(53.9) million and $(64.6) million, respectively.
Equity method investment
We have applied the equity method of accounting to the common shares we acquired in Core Specialty as part-consideration for the sale of StarStone U.S. and which make up 25.23% of the total outstanding common shares in Core Specialty on a fully diluted basis. Since we account for our share of earnings attributable to our equity method investees on a quarter lag, the carrying value of our investment in the common shares of Core Specialty as at December 31, 2020 remained unchanged from our November 30, 2020 fair value of $235.0 million, when we completed the sale of StarStone U.S. to Core Specialty.
Run-off of StarStone International (non-U.S.)
On June 10, 2020, we announced that we placed StarStone International into an orderly run-off (the "StarStone International Run-Off"). The liabilities associated with the StarStone International Run-Off vary in duration, and the run-off is expected to occur over a number of years. Steps to reduce the size of StarStone International's operations have begun and will involve several phases that will occur over time. As a result, we cannot anticipate with certainty the expected completion date of the StarStone International Run-Off.
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
•On October 14, 2020, we completed the sale of Vander Haeghen & Co. SA ("VdH"), a Belgium-based insurance agency majority owned by StarStone International entities, for consideration of €3.8 million ($4.5 million). We recognized a gain on the sale of $3.4 million in the fourth quarter of 2020.
•On November 17, 2020, we announced an agreement to sell StarStone Underwriting Limited ("SUL"), the Lloyd's managing agency, together with the right to operate Lloyd's Syndicate 1301, to Inigo Limited ("Inigo"). We currently have a 59.0% interest in SUL and the Trident V Funds and the Dowling Funds

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
currently own 39.3% and 1.7%, respectively. Upon closing, Enstar, the Trident V Funds and the Dowling Funds will receive $30.0 million of consideration from the sale of SUL in the form of Inigo shares. In addition, Enstar and the Trident V Funds have committed to invest up to $27.0 million and $18.0 million, respectively, into Inigo. The sale is expected to close in the first half of 2021, subject to regulatory approvals and satisfaction of customary closing conditions. Upon closing, we expect to own 5.4% of Inigo. As of December 31, 2020, our investment in Inigo was $16.9 million and was accounted for as a privately held equity investment and carried at fair value. In conjunction with the transaction, Enstar, the Trident V Funds and the Dowling Funds will retain the economics of Syndicate 1301’s 2020 and prior years’ underwriting portfolios as this business runs off.
•On February 11, 2021, we entered into an agreement to sell Arena N.V., a Belgium-based specialist accident and health managing general agent.
6. INVESTMENTS
We hold: (i) trading portfolios of short-term and fixed maturity investments and equities, carried at fair value; (ii) AFS portfolios of short-term and fixed maturity investments, carried at fair value; (iii) other investments carried at fair value; (iv) equity method investments; and (v) funds held - directly managed.
Short-term and Fixed Maturity Investments
Asset Types
The fair values of the underlying asset categories comprising our short-term and fixed maturity investments classified as trading and AFS and the fixed maturity investments included within our funds held - directly managed balance were as follows as of December 31, 2020 and 2019:

	2020
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Fixed maturities, funds held - directly managed	Total
U.S. government and agency	$—	$243,556	$123,874	$474,442	$109,176	$951,048
U.K. government	—	—	37,508	13,574	—	51,082
Other government	3,424	3,213	327,437	146,914	21,165	502,153
Corporate	1,705	17,026	3,227,726	1,920,323	519,952	5,686,732
Municipal	—	—	79,959	30,032	52,678	162,669
Residential mortgage-backed	—	—	154,471	328,871	70,603	553,945
Commercial mortgage-backed	—	—	347,225	276,488	230,377	854,090
Asset-backed	—	—	296,692	204,456	56,312	557,460
Total fixed maturity and short-term investments	$5,129	$263,795	$4,594,892	$3,395,100	$1,060,263	$9,319,179

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2019
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Fixed maturities, funds held - directly managed	Total
U.S. government and agency	$—	$111,583	$208,296	$269,661	$106,537	$696,077
U.K. government	24,411	1,069	122,012	14,280	—	161,772
Other government	21,958	387	575,017	84,760	20,734	702,856
Corporate	5,121	13,915	3,959,288	866,557	603,389	5,448,270
Municipal	—	1,381	87,451	2,399	49,456	140,687
Residential mortgage-backed	—	—	215,521	99,188	86,205	400,914
Commercial mortgage-backed	—	—	534,357	49,046	230,343	813,746
Asset-backed	—	—	441,393	152,161	76,681	670,235
Total fixed maturity and short-term investments	$51,490	$128,335	$6,143,335	$1,538,052	$1,173,345	$9,034,557
Included within residential and commercial mortgage-backed securities as of December 31, 2020 were securities issued by U.S. governmental agencies with a fair value of $458.1 million (as of December 31, 2019: $333.3 million). There were no senior secured loans within corporate securities as of December 31, 2020, compared to $31.4 million as of December 31, 2019.
Contractual Maturities
The contractual maturities of our short-term and fixed maturity investments, classified as trading and AFS, and the fixed maturity investments included within our funds held - directly managed balance are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of December 31, 2020	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$489,559	$494,490	5.3%
More than one year through two years	710,621	726,331	7.8%
More than two years through five years	2,097,923	2,206,020	23.7%
More than five years through ten years	1,974,838	2,151,191	23.1%
More than ten years	1,544,533	1,775,652	19.0%
Residential mortgage-backed	545,628	553,945	5.9%
Commercial mortgage-backed	828,155	854,090	9.2%
Asset-backed	567,638	557,460	6.0%
	$8,758,895	$9,319,179	100.0%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Credit Ratings
The following table sets forth the credit ratings of our short-term and fixed maturity investments, classified as trading and AFS, and the fixed maturity investments included within our funds held - directly managed balance as of December 31, 2020:

	Amortized Cost	Fair Value	% of Total	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated

U.S. government and agency	$935,014	$951,048	10.2%	$951,048	$—	$—	$—	$—	$—
U.K. government	46,988	51,082	0.6%	—	43,199	7,883	—	—	—
Other government	463,765	502,153	5.4%	244,041	159,095	42,337	51,413	5,267	—
Corporate	5,226,238	5,686,732	61.0%	172,718	607,796	2,646,602	1,960,971	287,363	11,282
Municipal	145,469	162,669	1.7%	8,270	78,585	55,631	20,183	—	—
Residential mortgage-backed	545,628	553,945	5.9%	544,545	—	2,195	2,615	2,472	2,118
Commercial mortgage-backed	828,155	854,090	9.2%	591,396	115,114	74,615	61,730	3,961	7,274
Asset-backed	567,638	557,460	6.0%	239,733	84,058	119,757	89,898	24,014	—
Total	$8,758,895	$9,319,179	100.0%	$2,751,751	$1,087,847	$2,949,020	$2,186,810	$323,077	$20,674
% of total fair value				29.5%	11.7%	31.6%	23.5%	3.5%	0.2%
Unrealized Gains and Losses on AFS Short-Term and Fixed Maturity Investments
The amortized cost, unrealized gains and losses, allowance for credit losses and fair values of our short-term and fixed maturity investments classified as AFS as of December 31, 2020 were as follows:

			Gross Unrealized Losses
2020	Amortized Cost	Gross Unrealized Gains	Non-Credit Related Losses	Allowance for Credit Losses(1)	Fair Value
U.S. government and agency	$715,527	$3,305	$(834)	$—	$717,998
U.K. government	12,494	1,080	—	—	13,574
Other government	142,459	7,721	(53)	—	150,127
Corporate	1,873,184	65,913	(1,567)	(181)	1,937,349
Municipal	28,881	1,155	(4)	—	30,032
Residential mortgage-backed	326,268	3,292	(689)	—	328,871
Commercial mortgage-backed	273,516	5,202	(2,097)	(133)	276,488
Asset-backed	204,312	846	(694)	(8)	204,456
	$3,576,641	$88,514	$(5,938)	$(322)	$3,658,895
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
Gross Unrealized Losses on AFS Short-term and Fixed Maturity Investments
The following table summarizes our short-term and fixed maturity investments classified as AFS that were in a gross unrealized loss position, for which an allowance for credit losses has not been recorded, as of December 31, 2020:

	12 Months or Greater		Less Than 12 Months		Total
2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency	$—	$—	$55,839	$(834)	$55,839	$(834)
UK government	—	—	—	—	—	—
Other government	—	—	7,971	(53)	7,971	(53)
Corporate	—	—	199,048	(1,224)	199,048	(1,224)
Municipal	—	—	1,690	(4)	1,690	(4)
Residential mortgage-backed	4,626	(125)	79,149	(564)	83,775	(689)
Commercial mortgage-backed	38	(38)	67,094	(1,562)	67,132	(1,600)
Asset-backed	—	—	116,827	(564)	116,827	(564)
Total short-term and fixed maturity investments	$4,664	$(163)	$527,618	$(4,805)	$532,282	$(4,968)
The following table summarizes our short-term and fixed maturity investments classified as AFS that were in a gross unrealized loss position as of December 31, 2019, aggregated by major security type and length of time in continuous unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency	$—	$—	$193,574	$(322)	$193,574	$(322)
Other government	1,080	(23)	37,796	(65)	38,876	(88)
Corporate	2,754	(306)	338,965	(3,628)	341,719	(3,934)
Municipal	128	—	761	(2)	889	(2)
Residential mortgage-backed	—	—	52,005	(679)	52,005	(679)
Commercial mortgage-backed	—	—	35,777	(203)	35,777	(203)
Asset-backed	—	—	101,591	(119)	101,591	(119)
Total short-term and fixed maturity investments	$3,962	$(329)	$760,469	$(5,018)	$764,431	$(5,347)

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2020 and 2019, the number of securities classified as AFS in an unrealized loss position for which an allowance for credit loss is not recorded was 407 and 479, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 2 and 12, respectively.
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
For corporate, government and municipal securities, we use an explicit reversion and a three year forecast period, which we consider to be a reasonable duration during which an economic forecast could continue to be reliable.
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
Due to the short-term period during which accrued investment income remains unpaid, which is typically six months or less since the coupon on our debt securities is paid semi-annually or more frequently, we elected not to establish an allowance for credit losses on our accrued investment income balances. Accrued investment income is written off through net realized investment gains (losses) at the time the issuer of the debt security defaults or is expected to default on payments.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides a reconciliation of the beginning and ending allowance for credit losses on our AFS debt securities:

	December 31, 2020
	Other government	Corporate	Residential mortgage-backed	Commercial mortgage backed	Asset-backed	Total
Allowance for credit losses, beginning of year	$—	$—	$—	$—	$—	$—
Cumulative effect of change in accounting principle	(22)	(2,987)	—	(50)	—	(3,059)
Allowances for credit losses on securities for which credit losses were not previously recorded	—	(10,748)	(2)	(675)	(142)	(11,567)
Additions to the allowance for credit losses arising from purchases of securities accounted for as PCD assets	—	—	—	—	—	—
Reductions for securities sold during the year	22	2,545	—	—	—	2,567
Reductions in the allowance for credit losses on securities we either intend to sell or more likely than not, we will be required to sell before the recovery of their amortized cost basis	—	—	—	—	—	—
(Increase) decrease to the allowance for credit losses on securities that had an allowance recorded in the previous period	—	11,009	2	592	134	11,737
Allowance for credit losses, end of year	$—	$(181)	$—	$(133)	$(8)	$(322)
During the year ended December 31, 2020, we did not have any write-offs charged against the allowance for credit losses or any recoveries of amounts previously written-off.
Other-Than-Temporary Impairment on AFS Short-term and Fixed Maturity Investments
For the years ended December 31, 2019 and 2018, we did not recognize any OTTI losses on our AFS securities. We determined that no other-than-temporary credit losses existed as of December 31, 2019. A description of our OTTI process is included in Note 2 - "Significant Accounting Policies".
As discussed in detail in Note 2 - "Significant Accounting Policies", we adopted ASU 2016-13 and the related amendments on January 1, 2020 with this new guidance replacing the OTTI model that was previously applicable to our AFS debt securities. The new approach now requires the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value.
Equity Investments
The following table summarizes our equity investments classified as trading as of December 31, 2020 and 2019:

	2020	2019
Publicly traded equity investments in common and preferred stocks	$260,767	$327,875
Exchange-traded funds	311,287	133,047
Privately held equity investments in common and preferred stocks	274,741	265,799
	$846,795	$726,721
Equity investments include publicly traded common and preferred stocks, exchange-traded funds and privately held common and preferred stocks. Our publicly traded equity investments in common and preferred stocks predominantly trade on major exchanges and are managed by our external advisors. Our investments in exchange-traded funds also trade on major exchanges.
Our privately held equity investments in common and preferred stocks are direct investments in companies that we believe offer attractive risk adjusted returns and/or offer other strategic advantages. Each investment may have its own unique terms and conditions and there may be restrictions on disposals. There is no active market for these investments. Included within the above balance as of December 31, 2020 and 2019 is an investment in the parent company of AmTrust Financial Services, Inc. ("AmTrust"), with a fair value of $230.3 million and $240.1 million, respectively. Refer to Note 21 - "Related Party Transactions" for further information.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Investments, at fair value
The following table summarizes our other investments carried at fair value as of December 31, 2020 and 2019:

	2020	2019
Hedge funds	$2,638,339	$1,121,904
Fixed income funds	552,541	481,039
Private equity funds	363,103	323,496
Private credit funds	192,319	—
Equity funds	190,767	410,149
CLO equity funds	166,523	87,509
CLO equities	128,083	87,555
Others	12,359	6,379
	$4,244,034	$2,518,031
The valuation of our other investments is described in Note 12 - "Fair Value Measurements". Due to a lag in the valuations of certain funds reported by the managers, we may record changes in valuation with up to a three-month lag. We regularly review and discuss fund performance with the fund managers to corroborate the reasonableness of the reported net asset values and to assess whether any events have occurred within the lag period that would affect the valuation of the investments. The following is a description of the nature of each of these investment categories:
•Hedge funds may invest in a wide range of instruments, including debt and equity securities, and utilize various sophisticated strategies, including derivatives, to achieve their objectives. We invest in fixed income, equity and multi-strategy hedge funds.
•Fixed income funds comprise a number of positions in diversified fixed income funds that are managed by third-party managers. Underlying investments vary from high-grade corporate bonds to non-investment grade senior secured loans and bonds, in both liquid and illiquid markets. The liquid fixed income funds have regularly published prices.
•Private equity funds invest primarily in the financial services industry.
•Private credit funds invest in direct senior or collateralized loans.
•Equity funds invest in a diversified portfolio of U.S. and international publicly-traded equity securities.
•CLO equity funds invest primarily in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans.
•CLO equities comprise investments in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans.
•Others primarily comprise of a real estate debt fund that invests primarily in European commercial real estate equity.
The increase in our other investments carried at fair value between December 31, 2020 and December 31, 2019 was primarily attributable to unrealized gains of $1.3 billion and net additional subscriptions of $380.3 million to hedge funds, fixed income funds, private credit funds, CLO equities and CLO equity funds.
As of December 31, 2020, we had unfunded commitments of $975.5 million to other investments.
Certain of our other investments are subject to restrictions on redemptions and sales that are determined by the governing documents, which limits our ability to liquidate those investments. These restrictions may include lock-ups, redemption gates, restricted share classes or side pockets, restrictions on the frequency of redemption and notice periods. A gate is the ability to deny or delay a redemption request, whereas a side-pocket is a designated account for which the investor loses its redemption rights. Certain other investments may not have any restrictions governing their sale, but there is no active market and no guarantee that we will be able to execute a sale in a timely manner. In addition, even if certain other investments are not eligible for redemption or sales are restricted, we may still receive income distributions from those other investments. The table below details the estimated date by which proceeds would be received if we had provided notice of our intent to redeem or initiated a

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
sales process as of December 31, 2020:

	Less than 1 Year	1-2 years	2-3 years	More than 3 years	Not Eligible/ Restricted	Total	Redemption Frequency
Hedge funds	$2,590,164	$—	$—	$—	$48,175	$2,638,339	Monthly to Bi-annually
Fixed income funds	537,055	—	—	—	15,486	552,541	Daily to Quarterly
Equity funds	190,767	—	—	—	—	190,767	Daily to Quarterly
Private equity funds	—	—	—	—	363,103	363,103	N/A
CLO equity funds	94,313	61,741	10,469	—	—	166,523	Quarterly to Bi-annually
CLO equities	128,083	—	—	—	—	128,083	Daily to Quarterly
Private credit funds	—	9,250		—	183,069	192,319	N/A
Other					12,359	12,359	N/A
	$3,540,382	$70,991	$10,469	$—	$622,192	$4,244,034
As of December 31, 2020 and 2019, we had $48.2 million and $51.8 million, respectively, of hedge funds subject to gates or side-pockets.
Equity Method Investments
The table below shows our equity method investments as of December 31, 2020 and 2019:

	2020		2019
	Ownership %	Carrying Value	Ownership %	Carrying Value
Enhanzed Re	47.4%	$330,289	47.4%	$182,856
Citco (1)	31.9%	53,022	31.9%	51,742
Monument Re (2)	20.0%	193,716	20.0%	60,598
Clear Spring	—%	—	20.0%	10,645
Core Specialty	25.2%	235,000	—%	—
Other	27%	20,268	30%	20,436
		$832,295		$326,277
(1) We own 31.9% of the common shares in HH CTCO Holdings Limited which in turn owns 15.4% of the convertible preferred shares, amounting to a 6.2% interest in the total equity of Citco III Limited ("Citco").
(2) We own 20.0% of the common shares in Monument Re as well as different classes of preferred shares which have fixed dividend yields and whose balances are included in the Investment amount.
Refer to Note 21 - "Related Party Transactions" for further information regarding the investments above. As of December 31, 2020, we had unfunded commitments of $68.7 million related to equity method investments.
Funds Held
Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. We either have (i) funds held by reinsured companies, which are carried at amortized cost and on which we receive a fixed crediting rate, or (ii) funds held - directly managed, which are carried at fair value and on which we receive the underlying return on the portfolio. The investment returns on funds held by reinsured companies are recognized in net investment income and the investment returns on funds held - directly managed are recognized in net investment income and net realized and unrealized gains (losses). The funds held balance is credited with investment income and losses payable are deducted.
Funds Held - Directly Managed
Funds held - directly managed, where we receive the underlying return on the investment portfolio, are carried at fair value, either because we elected the fair value option at the inception of the reinsurance contract, or because it represents the aggregate of funds held at amortized cost and the fair value of an embedded derivative. The embedded derivative relates to our contractual right to receive the return on the underlying investment portfolio

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
supporting the reinsurance contract. We include the estimated fair value of these embedded derivatives in the consolidated balance sheets with the host contract in order to reflect the expected settlement of these features with the host contract. The change in the fair value of the embedded derivative is included in net unrealized gains (losses). The following table summarizes the components of the funds held - directly managed as of December 31, 2020 and 2019:

	2020	2019
Fixed maturity investments, trading	$1,060,263	$1,173,345
Cash and cash equivalents	9,067	10,296
Other assets	5,560	3,911
	$1,074,890	$1,187,552
The following table summarizes the short-term and fixed maturity investment components of funds held - directly managed as of December 31, 2020 and 2019:

	2020			2019
	Funds held - Directly Managed - Fair Value Option	Funds held - Directly Managed - Variable Return	Total	Funds held - Directly Managed - Fair Value Option	Funds held - Directly Managed - Variable Return	Total
Short-term and fixed maturity investments, at amortized cost	$106,938	$859,403	$966,341	$185,859	$940,194	$1,126,053
Net unrealized gains (losses):
Change in fair value - fair value option accounting	9,693	—	9,693	5,438	—	5,438
Change in fair value - embedded derivative accounting	—	84,229	84,229	—	41,854	41,854
Short-term and fixed maturity investments within funds held - directly managed, at fair value	$116,631	$943,632	$1,060,263	$191,297	$982,048	$1,173,345
Refer to the sections above for details of the short-term and fixed maturity investments within our funds held - directly managed portfolios.
Funds Held by Reinsured Companies
Funds held by reinsured companies, where we received a fixed crediting rate, are carried at cost on our consolidated balance sheets. As of December 31, 2020 and 2019, we had funds held by reinsured companies of $635.8 million and $475.7 million, respectively. The increase related to $204.2 million of additional funds held balances related to the AXA Group transaction.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net Investment Income
Major categories of net investment income for the years ended December 31, 2020, 2019 and 2018 are summarized as follows:

	2020	2019	2018
Fixed maturity investments	$198,988	$217,886	$178,213
Short-term investments and cash and cash equivalents	4,843	15,609	11,692
Funds held	33,920	22,580	11,640
Funds held – directly managed	34,563	38,173	37,623
Investment income from fixed maturities and cash and cash equivalents	272,314	294,248	239,168
Equity investments	19,240	16,671	5,397
Other investments	27,153	11,792	26,214
Investment income from equities and other investments	46,393	28,463	31,611
Gross investment income	318,707	322,711	270,779
Investment expenses	(15,890)	(14,440)	(9,081)
Net investment income	$302,817	$308,271	$261,698
Net Realized and Unrealized Gains (Losses)
Components of net realized and unrealized gains (losses) for the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Net realized gains (losses) on sale:
Gross realized gains on fixed maturity securities, AFS	$26,313	$4,844	$27
Gross realized losses on fixed maturity securities, AFS	(7,801)	(905)	(90)
Decrease in allowance for expected credit losses on fixed maturity securities, AFS	170	—	—
Net realized gains (losses) on fixed maturity securities, trading	126,945	81,011	(27,408)
Net realized gains (losses) on fixed maturity securities in funds held - directly managed	8,798	1,495	(3,940)
Net realized gains (losses) on equity investments	24,282	(374)	4,016
Net realized investment gains on investment derivatives	144	—	—
Total net realized gains (losses) on sale	178,851	86,071	(27,395)
Net unrealized gains (losses):
Fixed maturity securities, trading	101,022	341,130	(159,594)
Fixed maturity securities in funds held - directly managed	50,837	88,053	(46,257)
Equity investments	(25,752)	55,359	(9,831)
Other investments	1,336,343	441,702	(164,455)
Investment derivatives	718	(349)	—
Total net unrealized gains (losses)	1,463,168	925,895	(380,137)
Net realized and unrealized gains (losses)	$1,642,019	$1,011,966	$(407,532)

The gross realized gains and losses on AFS investments included in the table above resulted from sales of $2.0 billion, $302.9 million and $11.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The unrealized gains for 2020 primarily comprised unrealized gains of $1.2 billion in the hedge fund managed by AnglePoint. These unrealized gains were driven by strong performance in equity markets across multiple sectors, including consumer discretionary, communication services, information technology and consumer staples.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Reconciliation to the Consolidated Statements of Comprehensive Income
The following table provides a reconciliation of the gross realized gains and losses and credit recoveries (losses) on our AFS fixed maturity debt securities that arose during the years ended December 31, 2020, 2019 and 2018 within our continuing and discontinued operations and the offsetting reclassification adjustments included within our consolidated statements of comprehensive income:

	2020	2019	2018
Included within continuing operations:
Gross realized gains on fixed maturity securities, AFS	$26,313	$4,844	$27
Gross realized losses on fixed maturity securities, AFS	(7,801)	(905)	(90)
Tax effect	(1,623)	—	—
Included within discontinued operations:
Gross realized gains on fixed maturity securities, AFS	1,374	12	—
Gross realized losses on fixed maturity securities, AFS	(120)	(57)	—
Tax effect	(110)	—	—
Total reclassification adjustment for net realized gains (losses) included in net earnings	$18,033	$3,894	$(63)
Included within continuing operations:
Credit recoveries (losses) on fixed maturity securities, AFS	$170	$—	$—
Tax effect	3	—	—
Included within discontinued operations:
Credit recoveries (losses) on fixed maturity securities, AFS	329	—	—
Tax effect	7	—	—
Total reclassification adjustment for change in allowance for credit losses recognized in net earnings	$509	$—	$—
Restricted Assets
We utilize trust accounts to collateralize business with our (re)insurance counterparties. We are also required to maintain investments and cash and cash equivalents on deposit with regulatory authorities and Lloyd's to support our (re)insurance operations. The investments and cash and cash equivalents on deposit are available to settle (re)insurance liabilities. Collateral generally takes the form of assets held in trust, letters of credit or funds held. The assets used as collateral are primarily highly rated fixed maturity securities. The carrying value of our restricted assets, including restricted cash of $472.0 million and $346.9 million, as of December 31, 2020 and 2019, respectively, was as follows:

	2020	2019
Collateral in trust for third party agreements	$4,924,866	$4,103,847
Assets on deposit with regulatory authorities	131,283	309,659
Collateral for secured letter of credit facilities	104,627	132,670
Funds at Lloyd's (1)	260,914	639,316
	$5,421,690	$5,185,492
(1) Our businesses include three Lloyd's syndicates as at December 31, 2020. Lloyd's determines the required capital principally through the annual business plan of each syndicate. This capital is referred to as "Funds at Lloyd's" and will be drawn upon in the event that a syndicate has a loss that cannot be funded from other sources. We also utilize unsecured letters of credit for Funds at Lloyd's, as described in Note 15 - "Debt Obligations and Credit Facilities".
7. DERIVATIVES AND HEDGING INSTRUMENTS
Foreign Currency Hedging of Net Investments in Foreign Operations
We use foreign currency forward exchange rate contracts in qualifying hedging relationships to hedge the foreign currency exchange rate risk associated with certain of our net investments in foreign operations. As of December 31, 2020 and 2019, we had foreign currency forward exchange rate contracts in place which we had designated as hedges of our net investments in foreign operations.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents the gross notional amounts and estimated fair values recorded within other assets and liabilities related to our qualifying foreign currency forward exchange rate contracts as of December 31, 2020 and 2019:

	2020			2019
		Fair Value			Fair Value
	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
Foreign currency forward - AUD	$73,852	$13	$5,060	$64,620	$52	$2,033
Foreign currency forward - EUR	217,168	205	8,889	112,284	246	1,635
Foreign currency forward - GBP	312,671	951	14,998	318,387	344	7,784
Total qualifying hedges	$603,691	$1,169	$28,947	$495,291	$642	$11,452

The following table presents the net gains and losses deferred in the cumulative translation adjustment ("CTA") account, which is a component of AOCI, in shareholders' equity, relating to our foreign currency forward exchange rate contracts for the years ended December 31, 2020, 2019 and 2018:

	Amount of Gains (Losses) Deferred in AOCI
	2020	2019	2018
Foreign currency forward - AUD	$(6,792)	$(722)	$3,438
Foreign currency forward - EUR	(15,026)	1,817	1,000
Foreign currency forward - GBP	(8,457)	(16,423)	—
Total qualifying hedges	$(30,275)	$(15,328)	$4,438
Non-derivative Hedging Instruments of Net Investments in Foreign Operations
From time to time, we may also use non-derivative instruments such as foreign currency denominated borrowings under our credit facilities to hedge certain of our net investments in foreign operations in designated qualifying non-derivative hedging arrangements. While there were no outstanding foreign currency denominated borrowings under our credit facilities as of December 31, 2020 and 2019, there was a net gain of $3.1 million deferred in the CTA account in AOCI relating to qualifying non-derivative hedging instruments for the year ended December 31, 2018.
Derivatives Not Designated or Not Qualifying as Net Investments in Hedging Instruments
From time to time, we may also utilize foreign currency forward contracts as part of our overall foreign currency risk management strategy or to obtain exposure to a particular financial market, as well as for yield enhancement in non-qualifying hedging relationships. We may also utilize equity call option instruments or other derivatives either to obtain exposure to a particular equity instrument or for yield enhancement in non-qualifying hedging relationships.
Foreign Currency Forward Contracts
The following tables present the gross notional amounts and estimated fair values recorded within other assets and other liabilities related to our non-qualifying foreign currency forward exchange rate hedging relationships as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
		Fair Value			Fair Value
	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
Foreign currency forward - AUD	$28,848	$882	$2,847	$913	$839	$892
Foreign currency forward - CAD	64,224	10	1,764	66,266	10	1,482
Foreign currency forward - EUR	43,531	1,782	41	74,444	507	1,440
Foreign currency forward - GBP	2,731	161	404	11,940	13	292
Total non-qualifying hedges	$139,334	$2,835	$5,056	$153,563	$1,369	$4,106

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents the amounts of the net gains and losses included in earnings related to our non-qualifying foreign currency forward exchange rate contracts during the years ended December 31, 2020, 2019, and 2018:

	Gains (losses) on non-qualifying hedges charged to earnings
	2020	2019	2018
Foreign currency forward - AUD	$(2,388)	$1,523	$4,958
Foreign currency forward - CAD	(879)	(2,079)	9,311
Foreign currency forward - EUR	1,871	1,759	2,296
Foreign currency forward - GBP	(1,558)	12,004	15,078
Net gains (losses) on non-qualifying hedges	$(2,954)	$13,207	$31,643
Investments in Call Options on Equities
During the years ended December 31, 2020, 2019, and 2018, we recorded unrealized gains (losses) of less than $(0.1) million, $0.5 million and $(9.4) million, respectively, in net earnings on the call options on equities that we had purchased in 2018 at a cost of $10.0 million. These call options on equities had a fair value of less than $0.1 million as of December 31, 2019 and expired without being exercised during the year ended December 31, 2020.
Forward Interest Rate Swaps
In 2019, we entered into a forward interest rate swap, with a notional amount of AUD$120.0 million, to partially mitigate the risk associated with declining interest rates until the completion of the Munich Re transaction which closed on July 1, 2020, as described in Note 4 - "Significant New Business".
During the year ended December 31, 2020, we recorded unrealized gains included within net earnings of $0.8 million on the forward interest rate swap. This forward interest rate swap was terminated on April 7, 2020, for an inception-to-date net realized gain of $0.5 million. The carrying value of the forward interest rate swap, recorded in other liabilities as of December 31, 2019, was $0.3 million.
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
The following table presents the gross notional amounts and estimated fair values recorded within other assets and other liabilities related to our credit default swaps, government bond futures contracts and currency forward contracts:

	December 31, 2020
		Fair Value
	Gross Notional Amount	Assets	Liabilities
Futures contracts - long positions	$34,502	$32	$5
Futures contracts - short positions	(32,316)	6	121
Currency forward contracts - long positions - USD	1,428	—	13
Currency forward contracts - short positions - USD	(3,233)	60	—
Currency forward contracts - long positions - GBP	1,278	19	—
Currency forward contracts - short positions - GBP	(4,418)	12	—
Total	$(2,759)	$129	$139
The following table presents the amounts of the net gains included in earnings related to our credit default swaps, government bond futures contracts and currency forward contracts:

2020
Credit default swaps	$181
Futures contracts	(127)
Currency forward contracts	572
Total net gains	$626

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We did not utilize any credit default swaps, government bond futures contracts and currency forward contracts during the years ended December 31, 2019 and 2018.

8. REINSURANCE BALANCES RECOVERABLE ON PAID AND UNPAID LOSSES
The following tables provide the total reinsurance balances recoverable on paid and unpaid losses.

	December 31, 2020
	Non-life Run-off	StarStone	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$938,231	$263,638	$1,201,869
IBNR	508,082	139,761	647,843
ULAE	16,688	—	16,688
Fair value adjustments - acquired companies	(14,014)	(1,339)	(15,353)
Fair value adjustments - fair value option	(21,427)	—	(21,427)
Total reinsurance reserves recoverable	1,427,560	402,060	1,829,620
Paid losses recoverable	172,309	87,234	259,543
Total	$1,599,869	$489,294	$2,089,163

Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable on paid and unpaid losses	$1,079,039	$489,294	$1,568,333
Reinsurance balances recoverable on paid and unpaid losses - fair value option	520,830	—	520,830
Total	$1,599,869	$489,294	$2,089,163

	December 31, 2019
	Non-life Run-off	Atrium	StarStone	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$972,293	$9,011	$264,131	$1,245,435
IBNR	673,059	19,286	93,185	785,530
Fair value adjustments - acquired companies	(13,652)	519	(2,122)	(15,255)
Fair value adjustments - fair value option	(88,086)	—	—	(88,086)
Total reinsurance reserves recoverable	1,543,614	28,816	355,194	1,927,624
Paid losses recoverable	181,375	1,541	70,594	253,510
Total	$1,724,989	$30,357	$425,788	$2,181,134

Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable on paid and unpaid losses	$1,029,471	$30,357	$425,788	$1,485,616
Reinsurance balances recoverable on paid and unpaid losses - fair value option	695,518	—	—	695,518
Total	$1,724,989	$30,357	$425,788	$2,181,134
Our (re)insurance run-off subsidiaries and assumed portfolios, prior to acquisition, used retrocessional agreements to reduce their exposure to the risk of (re)insurance assumed. On an annual basis, both Atrium (classified as held-for-sale as of December 31, 2020) and StarStone purchased a tailored outwards reinsurance program designed to manage their risk profiles. The majority of Atrium’s and StarStone's third-party reinsurance is with highly rated reinsurers or is collateralized by pledged assets or letters of credit.
The fair value adjustments, determined on acquisition of (re)insurance subsidiaries, are based on the estimated timing of loss and LAE recoveries and an assumed interest rate equivalent to a risk free rate for securities with similar duration to the acquired reinsurance balances recoverable on paid and unpaid losses plus a spread for credit risk, and are amortized over the estimated recovery period, as adjusted for accelerations in timing of payments as a result of commutation settlements. The determination of the fair value adjustments on the retroactive

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reinsurance contracts for which we have elected the fair value option is described in Note 12 - "Fair Value Measurements".
As of December 31, 2020 and 2019, we had reinsurance balances recoverable on paid and unpaid losses of $2.1 billion and $2.2 billion, respectively. The decrease of $92.0 million was primarily due to the Hannover Re transaction, cash collections and the classification of Atrium as held-for-sale at December 31, 2020, partially offset by increases due to the retrocession to Enhanzed Re as discussed in Note 21 - "Related Party Transactions"
Top Ten Reinsurers

	December 31, 2020
	Non-life Run-off	StarStone	Total	% of Total
Top 10 reinsurers	$1,036,676	$327,917	$1,364,593	65.3%
Other reinsurers > $1 million	539,428	158,174	697,602	33.4%
Other reinsurers < $1 million	23,765	3,203	26,968	1.3%
Total	$1,599,869	$489,294	$2,089,163	100.0%

	December 31, 2019
	Non-life Run-off	Atrium	StarStone	Total	% of Total
Top 10 reinsurers	$1,154,110	$22,051	$295,443	$1,471,604	67.4%
Other reinsurers > $1 million	551,636	7,761	129,335	688,732	31.6%
Other reinsurers < $1 million	19,243	545	1,010	20,798	1.0%
Total	$1,724,989	$30,357	$425,788	$2,181,134	100.0%

	December 31, 2020	December 31, 2019
Information regarding top ten reinsurers:
Number of top 10 reinsurers rated A- or better	7	8
Number of top 10 non-rated reinsurers (1)	3	2

Reinsurers rated A- or better in top 10	$863,819	$1,199,479
Non-rated reinsurers in top 10 (1)	500,774	272,125
Total top 10 reinsurance recoverables	$1,364,593	$1,471,604

Single reinsurers that represent 10% or more of total reinsurance balance recoverables as of December 31, 2020 and 2019:

Hannover Ruck SE (2)	$—	$259,077
Lloyd's Syndicates (3)	$331,118	$396,246
Michigan Catastrophic Claims Association(4)	$229,374	$—
(1) The reinsurance balances recoverable from the three and two non-rated top 10 reinsurers as of December 31, 2020 and 2019, respectively, was comprised of:
•$229.4 million and $190.8 million as of December 31, 2020 and December 31, 2019 respectively, due from a U.S. state backed reinsurer that is supported by assessments on active auto writers operating within the state;
•$73.8 million and $81.4 million as of December 31, 2020 and December 31, 2019 respectively, due from a reinsurer who has provided us with security in the form of pledged assets in trust for the full amount of the recoverable balance; and
•$208.4 million as of December 31, 2020 due from Enhanzed Re, an equity method investee to whom some of our subsidiaries have retroceded their exposures through quota share reinsurance agreements as discussed in Note 21 - "Related Party Transactions". These quota share reinsurance agreements are written on a funds withheld basis with our subsidiaries retaining the retrocession premium consideration, to secure the full amount of the recoverable balances due from Enhanzed Re.
(2) Hannover Ruck SE is rated AA- by Standard & Poor’s and A+ by A.M. Best. The transaction described in Note 4 - "Significant New Business" had the effect of reducing the balances due from this reinsurer to below 10% of the total reinsurance balances recoverable as of December 31, 2020.
(3) Lloyd's Syndicates are rated A+ by Standard & Poor's and A by A.M. Best.
(4) U.S. state backed reinsurer that is supported by assessments on active auto writers operating within the state.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	December 31, 2020
	Gross	Allowance for estimated uncollectible reinsurance	Net	Provisions as a % of Gross
Reinsurers rated A- or above	$1,464,529	$60,801	$1,403,728	4.2%
Reinsurers rated below A-, secured	608,999	—	608,999	—%
Reinsurers rated below A-, unsecured	152,757	76,321	76,436	50.0%
Total	$2,226,285	$137,122	$2,089,163	6.2%

	December 31, 2019
	Gross	Allowance for estimated uncollectible reinsurance	Net	Provisions as a % of Gross
Reinsurers rated A- or above	$1,731,270	$43,427	$1,687,843	2.5%
Reinsurers rated below A-, secured	463,840	—	463,840	—%
Reinsurers rated below A-, unsecured	133,663	104,212	29,451	78.0%
Total	$2,328,773	$147,639	$2,181,134	6.3%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below provides a reconciliation of the beginning and ending allowance for estimated uncollectible reinsurance balances for the years ended December 31, 2020 and 2019:

	2020	2019
Allowance for estimated uncollectible reinsurance, beginning of year	$147,639	$156,732
Cumulative effect of change in accounting principle	(195)	—
Effect of exchange rate movement	700	(887)
Current period change in the allowance	(381)	2,077
Write-offs charged against the allowance	(9,625)	(9,871)
Recoveries collected	(1,016)	(412)
Allowance for estimated uncollectible reinsurance, end of year	$137,122	$147,639

We consider a reinsurance recoverable asset to be past due when it is 90 days past due and record a credit allowance when there is reasonable uncertainty about the collectability of a disputed amount during the reporting period. We did not have significant past due balances older than one year for any of the periods presented.
9. DEFERRED CHARGE ASSETS AND DEFERRED GAIN LIABILITIES
Deferred charge assets and deferred gain liabilities relate to retroactive reinsurance policies providing indemnification of losses and LAE with respect to past loss events in the Non-life Run-off segment. For (re)insurance contracts for which we do not elect the fair value option, a deferred charge asset is recorded for the excess, if any, of the estimated ultimate losses payable over the premiums received at the initial measurement; whereas, a deferred gain liability is recorded for the excess, if any, of the premiums received over the estimated ultimate losses payable at the initial measurement. In addition, for retrocessions of losses and LAE reserves that we have assumed through retroactive reinsurance contracts where the retroceded liabilities exceed the retrocession premiums paid, we record the excess as a deferred gain liability which is amortized to earnings over the estimated period during which the losses paid on the assumed retroceded liabilities are recovered from the retrocessionaire. For further information on our deferred charge assets and deferred gain liabilities, refer to Note 2 - "Significant Accounting Policies."
Deferred Charge Assets
Deferred charge assets are included in other assets on our consolidated balance sheets. The following table presents a reconciliation of the deferred charge assets for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Beginning carrying value	$272,462	$86,585	$80,192
Recorded during the year	11,746	224,504	20,174
Amortization	(45,606)	(38,627)	(13,781)
Ending carrying value	$238,602	$272,462	$86,585
Deferred charge assets are assessed at each reporting period for impairment. If the asset is determined to be impaired, it is written down in the period in which the determination is made. For the year ended December 31, 2020, we completed our assessment for impairment of deferred charge assets and concluded that there had been no impairment of our carried deferred charge asset balances.
Further information on deferred charges recorded during the years ended December 31, 2020, 2019 and 2018 is included in Note 4 - "Significant New Business."

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Deferred Gain Liabilities
Deferred gain liabilities are included in other liabilities on our consolidated balance sheets. The following table presents a reconciliation of the deferred gain liabilities for the years ended December 31, 2020 and 2019:

	2020	2019
Beginning carrying value	$12,875	$—
Recorded during the year	9,365	13,758
Amortization	(2,360)	(883)
Ending carrying value	$19,880	$12,875

10. LOSSES AND LOSS ADJUSTMENT EXPENSES
The liability for losses and loss adjustment expenses ("LAE"), also referred to as loss reserves, represents our gross estimates before reinsurance for unpaid reported losses and includes losses that have been incurred but not reported ("IBNR") for our Non-life Run-off, Atrium (classified as held-for-sale as of December 31, 2020) and StarStone segments using a variety of actuarial methods. We recognize an asset for the portion of the liability that we expect to recover from reinsurers. LAE reserves include allocated loss adjustment expenses ("ALAE"), and unallocated loss adjustment expenses ("ULAE"). ALAE are linked to the settlement of an individual claim or loss, whereas ULAE are based on our estimates of future costs to administer the claims. IBNR represents reserves for loss and LAE that have been incurred but not yet reported to us. This includes amounts for unreported claims, development on known claims and reopened claims.
Our loss reserves cover multiple lines of business, including asbestos, environmental, general casualty, workers' compensation/personal accident, marine, aviation and transit, construction defect, professional indemnity/directors and officers, motor, property and other non-life lines of business.

The following tables summarize the liability for losses and LAE by segment and for our other activities.

	2020
	Non-life Run-off	StarStone	Other	Total
Outstanding losses	$4,440,425	$677,220	$10,204	$5,127,849
IBNR	4,641,500	615,963	20,040	5,277,503
Fair value adjustments - acquired companies	(142,854)	(329)	—	(143,183)
Fair value adjustments - fair value option	(54,589)	—	—	(54,589)
ULAE	350,600	35,102	—	385,702
Total	$9,235,082	$1,327,956	$30,244	$10,593,282

Reconciliation to Consolidated Balance Sheet:
Loss and loss adjustment expenses	$6,782,162	$1,327,956	$30,244	$8,140,362
Loss and loss adjustment expenses, at fair value	2,452,920	—	—	2,452,920
Total	$9,235,082	$1,327,956	$30,244	$10,593,282

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2019
	Non-life Run-off	Atrium	StarStone	Other	Total
Outstanding losses	$4,407,082	$89,141	$743,830	$9,512	$5,249,565
IBNR	3,945,407	136,543	556,134	13,565	4,651,649
Fair value adjustments- acquired companies	(170,689)	3,700	(522)	—	(167,511)
Fair value adjustments - fair value option	(217,933)	—	—	—	(217,933)
ULAE	331,494	2,288	18,852	—	352,634
Total	$8,295,361	$231,672	$1,318,294	$23,077	$9,868,404

Reconciliation to Consolidated Balance Sheet:
Loss and loss adjustment expenses	$5,674,239	$231,672	$1,318,294	$23,077	$7,247,282
Loss and loss adjustment expenses, at fair value	2,621,122	—	—	—	2,621,122
Total	$8,295,361	$231,672	$1,318,294	$23,077	$9,868,404
The overall increase in the liability for losses and LAE between December 31, 2019 and December 31, 2020 was primarily attributable to the reinsurance transactions completed in 2020, as described in Note 4 - "Significant New Business," net incurred losses and LAE and foreign exchange losses in the year, partially offset by losses paid in the year.
The table below provides a consolidated reconciliation of the beginning and ending liability for losses and LAE.

	2020	2019	2018
Balance as of January 1	$9,868,404	$9,048,796	$7,100,488
Less: reinsurance reserves recoverable	1,927,624	1,708,272	1,693,028
Less: net deferred charge assets and gain liabilities on retroactive reinsurance	259,587	86,585	80,192
Less: cumulative effect of change in accounting principle on the determination of the allowance for estimated uncollectible reinsurance balances (1)	643	—	—
Net balance as of January 1	7,680,550	7,253,939	5,327,268
Net incurred losses and LAE:
Current period	405,178	580,074	533,081
Prior periods	10,748	34,105	(209,359)
Total net incurred losses and LAE	415,926	614,179	323,722
Net paid losses:
Current period	(71,989)	(179,461)	(176,172)
Prior periods	(1,413,500)	(1,609,009)	(1,158,614)
Total net paid losses	(1,485,489)	(1,788,470)	(1,334,786)
Effect of exchange rate movement	119,663	47,812	(145,243)
Acquired on purchase of subsidiaries	—	686	1,310,874
Assumed business	2,186,024	1,586,307	1,772,104
Ceded business	(154,926)	(33,260)	—
Reclassification to assets and liabilities held-for-sale	(216,808)	—	—
Net balance as of December 31	8,544,940	7,681,193	7,253,939
Plus: reinsurance reserves recoverable (2)	1,829,620	1,927,624	1,708,272
Plus: net deferred charge assets and gain liabilities on retroactive reinsurance	218,722	259,587	86,585
Balance as of December 31	$10,593,282	$9,868,404	$9,048,796
(1) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 2 - "Significant Accounting Policies" for further details. This amount excludes $0.4 million related to the adoption impact of ASU 2016-13 on StarStone U.S., which has been classified as a discontinued operation with the related assets and liabilities disclosed as held-for-sale on our consolidated balance sheets.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(2) Net of allowance for estimated uncollectible reinsurance.

The tables below provide the components of net incurred losses and LAE by segment and for our other activities.

	2020
	Non-life Run-off	Atrium	StarStone	Other	Total
Net losses paid	$1,074,901	$73,920	$326,868	$9,800	$1,485,489
Net change in case and LAE reserves (1)	(453,080)	7,245	(95,044)	692	(540,187)
Net change in IBNR reserves (2)	(718,414)	6,661	17,654	6,475	(687,624)
Increase (reduction) in estimates of net ultimate losses	(96,593)	87,826	249,478	16,967	257,678
Increase (reduction) in provisions for unallocated LAE (3)	(48,765)	(29)	17,244	—	(31,550)
Amortization of deferred charge assets and deferred gain liabilities (4)	42,640	—	606	—	43,246
Amortization of fair value adjustments (5)	28,667	(571)	(590)	—	27,506
Changes in fair value - fair value option (6)	119,046	—	—	—	119,046
Net incurred losses and LAE	$44,995	$87,226	$266,738	$16,967	$415,926

	2019
	Non-life Run-off	Atrium	StarStone	Other	Total
Net losses paid	$1,247,624	$78,189	$450,835	$11,822	$1,788,470
Net change in case and LAE reserves (1)	(530,891)	3,534	(4,686)	3,460	(528,583)
Net change in IBNR reserves (2)	(812,699)	(4,782)	22,021	756	(794,704)
Increase (reduction) in estimates of net ultimate losses	(95,966)	76,941	468,170	16,038	465,183
Increase (reduction) in provisions for unallocated LAE (3)	(57,404)	—	902	—	(56,502)
Amortization of deferred charge assets and deferred gain liabilities (4)	37,744	—	—	—	37,744
Amortization of fair value adjustments (5)	50,070	335	168	—	50,573
Changes in fair value - fair value option (6)	117,181	—	—	—	117,181
Net incurred losses and LAE	$51,625	$77,276	$469,240	$16,038	$614,179

	2018
	Non-life Run-off	Atrium	StarStone	Other	Total
Net losses paid	$838,817	$64,506	$427,371	$4,092	$1,334,786
Net change in case and LAE reserves (1)	(547,420)	6,331	63,861	4,808	(472,420)
Net change in IBNR reserves (2)	(565,385)	4,091	46,501	7,999	(506,794)
Increase (reduction) in estimates of net ultimate losses	(273,988)	74,928	537,733	16,899	355,572
Increase (reduction) in provisions for unallocated LAE (3)	(65,401)	—	5,613	—	(59,788)
Amortization of deferred charge assets and deferred gain liabilities (4)	13,781	—	—	—	13,781
Amortization of fair value adjustments (5)	12,877	(5,118)	(266)	—	7,493
Changes in fair value - fair value option (6)	6,664	—	—	—	6,664
Net incurred losses and LAE	$(306,067)	$69,810	$543,080	$16,899	$323,722
(1)Comprises the movement during the year in specific case reserve liabilities as a result of claims settlements or changes advised to us by our policyholders and attorneys, less changes in case reserves recoverable advised by us to our reinsurers as a result of the settlement or movement of assumed claims.
(2)Represents the gross change in our actuarial estimates of IBNR, less amounts recoverable.
(3) Represents the change in the estimate of the total future costs to administer the claims.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(4) Relates to the amortization of deferred charge assets and deferred gain liabilities on retroactive reinsurance contracts.
(5) Relates to the amortization of fair value adjustments associated with the acquisition of companies. .
(6) Represents the changes in the fair value of liabilities related to our assumed retroactive reinsurance agreements for which we have elected the fair value option.
Loss Development Information
Methodology for Establishing Reserves
The liability for losses and LAE includes an amount determined from reported claims and an amount based on historical loss experience and industry statistics for IBNR using a variety of actuarial methods. Our loss reserves cover multiple lines of business, including workers' compensation, general casualty, asbestos and environmental, marine, aviation and transit, construction defects and other non-life lines of business. Our management, through our loss reserving committees, considers the reasonableness of loss reserves recommended by our actuaries, including actual loss development during the year.
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
The estimation of unpaid claim liabilities at any given point in time is subject to a high degree of uncertainty for a number of reasons. A significant amount of time can lapse between the assumption of risk, the occurrence of a loss event, the reporting of the event to an insurance or reinsurance company and the ultimate payment of the claim on the loss event. Our actuarial methodologies include amongst other methodologies industry benchmarking which, under certain actuarial methods, compares the trend of our loss development to that of the industry. To the extent that the trend of our loss development compared to the industry changes in any period, it is likely to have an impact on our estimate of ultimate liabilities. Unpaid claim liabilities for property and casualty exposures in general are impacted by changes in the legal environment, jury awards, medical cost trends and general inflation. Certain estimates for unpaid claim liabilities involve considerable uncertainty due to significant coverage litigation, and it can be unclear whether past claim experience will be representative of future claim experience. Ultimate values for such claims cannot be estimated using reserving techniques that extrapolate losses to an ultimate basis using loss development factors, and the uncertainties surrounding the estimation of unpaid claim liabilities are not likely to be resolved in the near future. In addition, reserves are established to cover loss development related to both known and unasserted claims. Consequently, our subsequent estimates of ultimate losses and LAE, and our liability for losses and LAE, may differ materially from the amounts recorded in our consolidated financial statements.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments (i.e. change in ultimate losses), if any, will be recorded in earnings in the period in which they become known. Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves established in previous calendar years.
Asbestos and Environmental
In establishing the reserves for losses and LAE related to asbestos and environmental claims, management considers facts currently known and the current state of the law and coverage litigation environment. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, reserves have been established to cover additional exposures on both known and unreported claims. Estimates of the reserves are reviewed and updated continually. Developed case law and claim histories are still evolving for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in valuing asbestos and environmental claims are not likely to be resolved in the near future. Ultimate values for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of our potential losses for these claims. There can be no assurance that the reserves established by us will be adequate or will not be adversely affected by the development of other latent exposures.
The net liability for unpaid losses and LAE as of December 31, 2020 and 2019 included $1.9 billion and $2.1 billion, respectively, which represented an estimate of the net ultimate liability for asbestos and environmental claims. The gross liability for such claims as of December 31, 2020 and 2019 was $2.1 billion and $2.3 billion, respectively. For the years ended December 31, 2020 and 2019, our reserves for asbestos and environmental liabilities decreased by $178.2 million and increased by $419.9 million on a gross basis, respectively, and decreased by $227.2 million and increased by $374.7 million on a net basis, respectively. The decrease in 2020 was primarily due to net paid losses while the increase in 2019 was primarily due to acquisition activity, partially offset by net paid losses.
Disclosures of Incurred and Paid Loss Development, IBNR, Claims Counts and Payout Percentages
The loss development tables disclosed below, sets forth our historic incurred and paid loss development by accident year through December 31, 2020, net of reinsurance, as well as the cumulative number of reported claims, IBNR balances, and other supplementary information.
The loss development tables disclosed below are presented as follows:
•Non-Life Run-off - Loss development disclosures have been provided for the 10 latest acquisition years, in addition to disclosures for lines of business with material net losses and LAE reserve balances as of December 31, 2020, within those 10 latest acquisition years, also being provided. The disaggregated lines of business include general casualty, workers’ compensation, motor and professional indemnity and directors and officers.
•StarStone - All the lines of business related to the StarStone segment have been included within the loss development disclosures below, namely, casualty, marine, property, aerospace and workers’ compensation. Following our sale of StarStone U.S. to Core Specialty which was completed on November 30, 2020, the loss development disclosures presented for all the individual lines of business within the StarStone segment have been restated to exclude the historical incurred and paid loss development related to StarStone U.S.
Incurred and Paid Loss Development and IBNR Disclosures
For each acquisition year and/or line of business for which incurred losses and allocated loss adjustment expenses, net of reinsurance tables have been provided below, the disclosure approach and format adopted reflects the following:
•The incurred loss development tables include both reported case reserves and IBNR liabilities, as well as cumulative paid losses;
•Both the incurred and cumulative paid loss development tables include allocated LAE (i.e. claims handling costs allocated to specific individual claims) but exclude unallocated LAE (i.e. the costs associated with internal claims staff and third party administrators as well as consultants that cannot be allocated to specific individual claims);

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•The fair value adjustments related to business acquisitions are excluded from the loss development tables, however the undiscounted incurred losses, cumulative paid losses and allocated LAE related to business acquisitions are included in the loss development tables;
•The fair value adjustments related to retroactive reinsurance agreements for which we have elected the fair value option are excluded from the loss development tables, however the undiscounted incurred losses, cumulative paid losses and allocated LAE related to retroactive reinsurance agreements for which we have elected the fair value option are included in the loss development tables;
•The amounts relating to the amortization of deferred charge assets and deferred gain liabilities are excluded from the loss development tables;
•In the incurred loss development tables, the incurred effect of agreeing a commutation or policy buyback is included in the period in which the commutation or policy buyback is contractually agreed. We reflect the net incurred loss development arising from a commutation or policy buyback in the fiscal year in which a commutation or policy buyback is contractually agreed, and the net incurred loss development is allocated to the appropriate accident year. The claim will generally have been adjusted throughout its lifetime and the amounts recorded in prior years (which is considered supplementary information) remain unchanged in our loss development tables, such that the incurred amount that we recognize in the year in which a commutation or policy buyback is contractually agreed represents the effect of the commutation or policy buyback settlement compared to the carried net loss and LAE reserve balance in the prior year. We do not recast prior years to remove commuted or bought back claims, since this practice would eliminate any historical favorable or adverse development we may have experienced on the commuted loss and LAE reserves. Reserves that have been commuted or bought back are not adjusted in future years but the commuted or bought back value remains in our total incurred losses;
•In the cumulative paid losses tables, we reflect the amount of the commutation or policy buyback settlements in the year in which they are actually paid or received, and the net payment is allocated to the appropriate accident year. The claim or recoverable may have recorded payments or receipts throughout its lifetime and amounts recorded in prior years (which is considered supplementary information) remain unchanged in our loss development tables, such that the amounts paid or received that we recognize in the year in which a commutation or policy buyback is paid or received represents the amount actually paid or received. We do not recast prior years to remove payments or receipts related to commutations or policy buybacks, since we consider commutations and policy buybacks a key component of our business and are reflective of our ability to effectively manage acquired losses and LAE liabilities. Payments relating to commutations and policy buybacks are not adjusted in future years but the payments remain in our total cumulative paid losses;
•The amounts included within the loss development tables for the years ended December 31, 2011 through to December 31, 2019 (and in the case of StarStone, from April 1, 2014 its acquisition date through to December 31, 2019), as well as the historical average annual percentage payout ratios as of December 31, 2020, are presented as supplementary information and are therefore unaudited;
•All data presented within the loss development tables is net of reinsurance recoveries, excluding provisions for uncollectible reinsurance recoverables;
•All the incurred and paid loss activity presented within the loss development tables provided below, exclude intercompany cessions. Upon the sale of StarStone U.S. to Core Specialty on November 30, 2020, the incurred and paid loss development activity related to the cessions from StarStone U.S. to our other subsidiaries were no longer eliminated on consolidation and have been included within the loss development tables presented below;
•The IBNR reserves included within each incurred loss development table by accident year, reflect the net IBNR recorded as of December 31, 2020, including expected development on reported losses;

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•For the Non-life Run-off segment loss development tables, all information for both acquisitions and retroactive reinsurance agreements is presented prospectively. As the loss reserves are effectively re-underwritten at the date that they are acquired or assumed, we believe that the historical loss development prior to their acquisition is not relevant with respect to our own experience managing these acquired loss reserves. In addition, the information required to prepare the loss development disclosures on a retrospective basis is not always available to us and a mixed presentation approach would result in loss development tables that are not entirely reflective of the actual loss development of the acquired loss reserves;
•For the Non-life Run-off segment we have also presented the net incurred and paid losses and ALAE information by calendar year as well as IBNR and claim counts for accident years older than 10 years on a single row within the loss development tables. This presentation differs from the typical approach where only the net outstanding losses and LAE reserves are presented as a reconciling item at the bottom of the loss development tables. The additional detailed disclosures are provided on a voluntary basis and the inclusion of the disclosures is to provide additional information to the users of our financial statements and to also enable the reconciliation of our total loss reserves by acquisition year and by significant line of business;
•For the StarStone segment loss development tables, all information has been presented on a prospective basis from the date of our acquisition of StarStone, which was effective on April 1, 2014. Providing pre-acquisition incurred and paid losses by accident year for years prior to 2014 was determined to be impracticable due to significant data limitations; and
•Following our sale of StarStone U.S. to Core Specialty which was completed on November 30, 2020, the loss development disclosures presented below for all the individual lines of business within the StarStone segment have been restated to exclude the historical incurred and paid loss development related to StarStone U.S.
The historical amounts disclosed within the loss development tables for all the acquisition years and lines of business presented below are on a constant-currency basis, which is achieved by using constant foreign exchange rates between periods in the loss development tables, and translating prior period amounts denominated in currencies other than the U.S. dollar, which is our reporting currency, using the closing exchange rates as of December 31, 2020.
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
Cumulative Number of Reported Claims
Reported claim counts, on a cumulative basis, are provided as supplemental information to each incurred loss development table by accident year. We measure claim frequency information on an individual claim count basis within each of our segments as follows:
•Non-Life Run-off - The claim frequency information for the exposures included within our Non-life Run-off lines of business includes direct and assumed open and closed claims by accident year at the claimant level. Reported claims that are closed without a payment are included within our cumulative number of reported claims because we typically incur claim adjustment expenses on them prior to their closure. The claim count numbers exclude counts related to claims within policy deductibles where the insured is responsible for the payment of losses within the deductible layer. Individual claim counts related to certain assumed reinsurance contracts such as excess-of-loss and quota share treaties are not available to us, and the losses arising from these treaties have been treated as single claims for the purposes of determining

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
claim counts. Therefore, each treaty year within the reinsurance contract is deemed a single claim because the detailed underlying individual claim information is generally not reported to us by our cedants; and
•StarStone - The claim frequency information is determined at the claimant level for the exposures within the lines of business related to these segments. Our claims system assigns a unique claim identifier to each reported claim we receive. Each unique claim identifier is deemed to be a single claim, irrespective of whether the claim remains open or has been closed with or without payment. For certain insurance facilities and business produced or managed by managing general agents, coverholders and third party administrators where the underlying claims data is reported to us in an aggregated format, the information necessary to provide cumulative claims frequency is not available. In such cases, we typically record a “block” claim in our system. This also applies to a small amount of assumed reinsurance business that we write where, similarly, the underlying claims data is reported to us in an aggregated format. In such instances, each assumed reinsurance contract is deemed a single claim.
Our reported claim frequency information is subject to the following inherent limitations when analyzing our loss experience and severity:
•Claim counts are presented only on a reported and not on an ultimate basis. Therefore, reported claim counts include open claims which have outstanding reserves but exclude IBNR claims. As such the reported claims are consistent with reported losses, which can be calculated by subtracting IBNR losses from incurred losses. However, the reported claim counts are inconsistent with the losses in the incurred loss development tables, which include IBNR losses, and to losses in the paid loss development tables, which exclude outstanding reserves;
•Reported claim counts have not been adjusted for ceded reinsurance, which may distort any measures of frequency or severity;
•For lines of business that have a mix of primary and excess layer exposures, such as our general casualty and workers’ compensation lines of business, the reported claim counts may fluctuate from period to period between exposure layers, thereby distorting any measure of frequency and severity; and
•The use of our reported claim frequency information to project ultimate loss payouts by disaggregated disclosure category or line of business may not be as meaningful as claim count information related to individual contracts at a more granular level.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Payout Percentages
•Non-life Run-off - The annual percentage payout disclosures for our Non-life Run-off segment are based on the payout of incurred claims by age, net of reinsurance. For our Non-life Run-off segment, claims aging reflects the number of years that have lapsed since the original acquisition of the related net liability for losses and LAE reserves to the date the claim is paid. There may be occasions where, due to our claims management strategies (including commutations and policy buy-backs) or due to the timing of claims payments relative to the associated recovery, the cash received from reinsurance recoveries is greater than the cash paid out to our claimants, (i.e. a net recovery rather than a net payout for a particular calendar year), thereby resulting in a negative annual percentage payout for that calendar year.
•StarStone - The average annual percentage payout disclosures for our StarStone segment are based on the payout of incurred claims by age, net of reinsurance.
Non-Life Run-off Segment
The table below provides a reconciliation of the beginning and ending reserves for losses and LAE for the Non-life Run-off segment.

	2020	2019	2018
Balance as of January 1	$8,295,361	$7,540,662	$5,949,472
Less: reinsurance reserves recoverable	1,543,614	1,366,123	1,377,485
Less: net deferred charge assets and gain liabilities on retroactive reinsurance	259,587	86,585	80,192
Plus: cumulative effect of change in accounting principal on allowance for estimated uncollectible reinsurance (1)	703	—	—
Net balance as of January 1	6,492,863	6,087,954	4,491,795
Net incurred losses and LAE:
Current period	30,165	123,559	12,451
Prior periods	14,830	(71,934)	(318,518)
Total net incurred losses and LAE	44,995	51,625	(306,067)
Net paid losses:
Current period	(9,990)	(64,820)	(5)
Prior periods	(1,064,911)	(1,182,804)	(838,812)
Total net paid losses	(1,074,901)	(1,247,624)	(838,817)
Effect of exchange rate movement	94,745	46,472	(132,632)
Acquired on purchase of subsidiaries	—	686	1,111,839
Assumed business	2,186,024	1,586,307	1,761,836
Ceded business	(154,926)	(33,260)	—
Net balance as of December 31	7,588,800	6,492,160	6,087,954
Plus: reinsurance reserves recoverable(2)	1,427,560	1,543,614	1,366,123
Plus: net deferred charge assets and gain liabilities on retroactive reinsurance	218,722	259,587	86,585
Balance as of December 31	$9,235,082	$8,295,361	$7,540,662
(1) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 2 - "Significant Accounting Policies" for further details.
(2) Net of allowance for estimated uncollectible reinsurance.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net incurred losses and LAE in the Non-life Run-off segment were as follows:

	2020			2019			2018
	Prior Period	Current Period	Total	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$1,064,911	$9,990	$1,074,901	$1,182,804	$64,820	$1,247,624	$838,812	$5	$838,817
Net change in case and LAE reserves (1)	(449,610)	(3,470)	(453,080)	(553,996)	23,105	(530,891)	(552,124)	4,704	(547,420)
Net change in IBNR reserves (2)	(742,417)	24,003	(718,414)	(847,893)	35,194	(812,699)	(573,127)	7,742	(565,385)
Increase (reduction) in estimates of net ultimate losses	(127,116)	30,523	(96,593)	(219,085)	123,119	(95,966)	(286,439)	12,451	(273,988)
Increase (reduction) in provisions for unallocated LAE (3)	(48,407)	(358)	(48,765)	(57,844)	440	(57,404)	(65,401)	—	(65,401)
Amortization of deferred charge assets and deferred gain liabilities (4)	42,640	—	42,640	37,744	—	37,744	13,781	—	13,781
Amortization of fair value adjustments (5)	28,667	—	28,667	50,070	—	50,070	12,877	—	12,877
Changes in fair value - fair value option (6)	119,046	—	119,046	117,181	—	117,181	6,664	—	6,664
Net incurred losses and LAE	$14,830	$30,165	$44,995	$(71,934)	$123,559	$51,625	$(318,518)	$12,451	$(306,067)
(1)Comprises the movement during the year in specific case reserve liabilities as a result of claims settlements or changes advised to us by our policyholders and attorneys, less changes in case reserves recoverable advised by us to our reinsurers as a result of the settlement or movement of assumed claims.
(2)Represents the gross change in our actuarial estimates of IBNR, less amounts recoverable.
(3) Represents the change in the estimate of the total future costs to administer the claims.
(4) Relates to the amortization of deferred charge assets and deferred gain liabilities on retroactive reinsurance contracts.
(5) Relates to the amortization of fair value adjustments associated with the acquisition of companies.
(6) Represents the changes in the fair value of liabilities related to our assumed retroactive reinsurance agreements for which we have elected the fair value option.
Year Ended December 31, 2020
The following table shows the components of the 2020 reduction in estimates of net ultimate losses related to prior periods by line of business for the Non-life Run-off segment.

	2020
	Net losses paid	Net change in case and LAE reserves	Net change in IBNR reserves	Increase (reduction) in estimates of net ultimate losses
Asbestos	$132,853	$(1,300)	$(150,054)	$(18,501)
Environmental	23,866	(266)	(36,362)	(12,762)
General Casualty	170,502	(68,744)	(127,421)	(25,663)
Workers' Compensation	142,790	(176,927)	(149,198)	(183,335)
Marine, aviation and transit	33,927	(14,458)	(50,558)	(31,089)
Construction defect	27,476	(6,092)	(13,382)	8,002
Professional indemnity/ Directors & Officers	63,878	3,698	(79,181)	(11,605)
Motor	349,366	(106,561)	(95,040)	147,765
Property	71,422	(24,356)	(64,331)	(17,265)
All Other	48,831	(54,604)	23,110	17,337
Total	$1,064,911	$(449,610)	$(742,417)	$(127,116)

The significant drivers of the 2020 reduction in estimates of net ultimate losses are explained below.
Workers' Compensation - The workers’ compensation line of business experienced a $183.3 million reduction in estimates of net ultimate losses as a result of favorable actual development versus expected development across

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
nearly all our acquired companies and assumed portfolios. We continue to drive favorable loss experience by proactively settling claims for less than the current case reserves. During 2020, we paid net losses of $142.8 million and released case and LAE reserves of $176.9 million. This represents a decline in reported losses of $34.1 million for the year. As a result of the favorable development in our data, our actuarial analyses indicated and resulted in a release of $149.2 million of IBNR reserves, primarily attributed to a settlement of an outwards reinsurance agreement resulting in the reduction in gross ultimate losses inuring to our benefit.
We also continue to actively seek to commute policies in our workers' compensation line of business when possible, and where the commutation of the policy is settled at a level below the carried value of the loss reserves, we record a reduction in our estimates of net ultimate losses. Included in the net paid losses and released case and LAE reserves were 10 commutations that resulted in a net reduction of ultimate losses of $10.8 million.
Marine, aviation and transit - We experienced $31.1 million of favorable development in our marine, aviation and transit line of business. The reduction in net ultimate loss reserves was driven by a number of favorable outcomes on certain large claims from our London based portfolios and better actual than expected experience of reported losses across most reserve segments which led to releases of IBNR reserves as a result of our annual actuarial analyses.
General casualty - Our general casualty line of business experienced $25.7 million in favorable loss development which was the result of better actual than expected claim emergence across several portfolios including a new portfolio acquired in 2020 that underwent its first actuarial analysis by our outside actuarial consultant. To date, we have not experienced adverse social inflation in our general casualty line of business since we are generally proactive in settling claims early for fair value which reduces legal costs for both the defendant and plaintiff.
Motor - The experience in the motor line was adverse by $147.8 million due to higher than expected severity related to a recent assumed loss portfolio transfer transaction. The case reserves were significantly strengthened when we transferred the claim handling to a new third-party administrator with specialist experience in commercial automobile exposures. Along with the new third-party administrator, we have implemented several claim initiatives aimed at reducing defense costs, settling claims earlier, lowering claims severity and increased governance and technical oversight.
Other significant components of the 2020 net incurred losses and LAE include losses related to 2020 net earned premium of $30.2 million, an increase in the fair value of liabilities of $119.0 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, primarily due to narrowing credit spreads on corporate bond yields in 2020 and 15 commutations in lines other than workers’ compensation resulting in a decrease of $12.3 million.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Year Ended December 31, 2019
The following table shows the components of the 2019 reduction in estimates of net ultimate losses related to prior periods by line of business for the Non-life Run-off segment.

	2019
	Net losses paid	Net change in case and LAE reserves	Net change in IBNR reserves	Increase (reduction) in estimates of net ultimate losses
Asbestos	$118,557	$35,003	$(146,749)	$6,811
Environmental	16,899	13,796	(15,707)	14,988
General Casualty	175,044	(89,968)	(91,818)	(6,742)
Workers' Compensation	208,961	(156,435)	(188,944)	(136,418)
Marine, aviation and transit	82,058	(77,958)	(24,508)	(20,408)
Construction defect	32,078	(8,313)	(25,025)	(1,260)
Professional indemnity/ Directors & Officers	103,413	(36,986)	(104,984)	(38,557)
Motor	276,563	(134,127)	(179,887)	(37,451)
Property	94,093	(73,259)	(7,358)	13,476
All Other	75,138	(25,749)	(62,913)	(13,524)
Total	$1,182,804	$(553,996)	$(847,893)	$(219,085)

The significant drivers of the 2019 reduction in estimates of net ultimate losses are explained below.
Workers' Compensation - A $136.4 million reduction in estimates of net ultimate losses in our workers' compensation line of business arose across multiple portfolios, where reported loss development was generally significantly less than expected development. The lower than expected actual development was driven by significant proactive settlement activity on individual claimants where we were able to settle claims lower than the case reserve estimates. For example, in two of our portfolios we observed favorable reported loss development, where we paid $39.3 million in loss payments to release a corresponding $53.6 million of associated case reserves for $14.3 million in favorable reported loss development. These settlement activities and the favorable actual loss development versus expected loss development, led to a change in the actuarial assumptions in the annual reserve study that reflect this favorable loss development.
We also continue to actively seek to commute policies in our workers' compensation line of business when possible, and where the commutation of the policy is settled at a level below the carried value of the loss reserves, we record a reduction in our estimates of net ultimate losses. During 2019, we completed 6 commutations across several workers' compensation portfolios that contributed to a $6.1 million reduction in estimates of net ultimate losses.
Professional Indemnity/Directors & Officers - A $38.6 million reduction in estimates of net ultimate losses in our professional indemnity/directors’ & officers’ line of business arose based on the annual actuarial analysis which reflected the better than expected loss development during 2019. As part of the reserve analysis, an in-depth review of recently acquired portfolios’ ceded reinsurance programs led to an increase in the ceded reinsurance asset of $13.5 million, which is a reduction in net ultimate losses.
Asbestos - A $6.8 million increase in estimates of net ultimate losses in our asbestos line of business arose primarily due to changes in our actuarial assumptions related to dismissal rates. During 2019, the number of new defendants and filed claims was less than expected, but this was offset by a lowering of the dismissal rate. In asbestos, the dismissal rates are extremely high as many of the claims do not have merit against the insured. However, we have seen a trend in both US and UK exposure of the dismissal rate decreasing in the range of 2 to 3 percentage points.
Similar to workers’ compensation business, during 2019, we completed 6 commutations across several portfolios that contributed to a $9.8 million reduction in estimates of net ultimate losses.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other - All other line of business changes in estimates of net ultimate losses were primarily due to the application of our reserving methodologies, favorable actual versus expected loss development and proactive claim management.
Other significant components of the 2019 net incurred losses and LAE include losses related to 2019 net earned premium of $123.6 million and an increase in the fair value of liabilities of $117.2 million related to our assumed retroactive reinsurance agreements for which we have elected the fair value option, primarily due to narrowing credit spreads on corporate bond yields in 2019.
Year Ended December 31, 2018
The following table shows the components of the 2018 reduction in estimates of net ultimate losses related to prior periods by line of business for the Non-life Run-off segment.

	2018
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

The significant drivers of the 2018 reduction in estimates of net ultimate losses are explained below.
Workers' Compensation - The $154.6 million reduction in estimates of net ultimate losses in our workers' compensation line of business arose across multiple portfolios, where reported incurred loss development was generally significantly less than expected. When actual development is less than expected for a sustained period of time across a significant volume of exposures, an updated actuarial analysis tends to indicate reductions in IBNR reserves. Updates to actuarial analysis, factoring in the less-than-expected reported incurred loss development for the year, is the primary driver of the reduction to our Workers' Compensation net ultimate loss estimates.
For certain of our portfolios, the lower than expected actual development was driven by significant proactive settlement activity on individual claimants where we were able to close open claims earlier than was indicated by our original payout patterns, and in other portfolios, based on the review of recent loss development activity we revised our actuarial development "tail factor" assumption, which led to a reduction in net ultimate losses. For example, in one portfolio we observed favorable incurred loss development, primarily relating to accident years 1995 through 2005 where we paid $22.7 million in loss payments to release a corresponding $37.0 million of associated case reserves for $14.3 million in favorable incurred loss development.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
actuarial analysis, led to a reduction in our estimate of ultimate net losses of $30.2 million, primarily relating to accident years 2010 through 2014.
We also continue to actively seek commutations on policies when possible, and where the commutation of the policy is settled at a level below the carried value of the loss reserves, we record a reduction in our estimates of net ultimate losses. During 2018, we completed 7 commutations across several portfolios that contributed to an $11.2 million the reduction in estimates of net ultimate losses.
Asbestos - The $64.9 million reduction in estimates of net ultimate losses in our asbestos line of business arose primarily due to one asbestos portfolio where lower than expected volume of claims reported and a lower than expected severity on claims settled in the period, when projected to net ultimate losses through actuarial methodologies, resulted in a significant reduction in estimates of net ultimate losses. The volume of claims reported was 3% less than expected and the average cost per claim was 5% less than expected. Across our other asbestos portfolios, we completed 8 commutations and 2 policy buy-backs contributing to a $9.5 million reduction in estimates of net ultimate losses.
Other - All other line of business changes in estimates of net ultimate losses were primarily due to the application of our reserving methodologies, favorable actual versus expected loss development, claim management and commutations.
Disclosures of Incurred and Paid Loss Development, IBNR, Claims Counts and Payout Percentages
The following tables provide a breakdown of gross and net losses and LAE reserves, consisting of Outstanding Loss Reserve ("OLR") and IBNR by line of business and adjustments for fair value resulting from business combinations, adjustments for where we elected the fair value option, deferred charge assets and ULAE, as of December 31, 2020 and 2019:

	2020
	Gross			Net
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Asbestos	$544,438	$1,234,101	$1,778,539	$464,102	$1,122,021	$1,586,123
Environmental	184,783	118,111	302,894	164,709	100,339	265,048
General casualty	610,437	1,279,991	1,890,428	492,039	1,247,662	1,739,701
Workers' compensation/personal accident	1,087,324	918,238	2,005,562	912,068	776,941	1,689,009
Marine, aviation and transit	271,469	73,081	344,550	229,464	56,414	285,878
Construction defect	23,380	85,578	108,958	23,109	83,039	106,148
Professional indemnity/Directors & Officers	764,768	336,705	1,101,473	526,333	307,349	833,682
Motor	619,682	355,044	974,726	451,097	283,576	734,673
Property	116,398	35,832	152,230	97,826	34,182	132,008
Other	217,746	204,819	422,565	141,448	121,895	263,343
	$4,440,425	$4,641,500	$9,081,925	$3,502,195	$4,133,418	$7,635,613
Fair value adjustments			(142,854)			(128,841)
Fair value adjustments - fair value option			(54,589)			(33,163)
Net deferred charge assets and gains on retroactive reinsurance			—			(218,722)
ULAE			350,600			333,913
Total			$9,235,082			$7,588,800

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2019
	Gross			Net
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Asbestos	$542,681	$1,373,678	$1,916,359	$490,117	$1,271,982	$1,762,099
Environmental	187,165	156,121	343,286	173,878	142,351	316,229
General casualty	501,863	489,129	990,992	399,396	421,426	820,822
Workers' compensation/personal accident	1,270,530	977,808	2,248,338	963,578	751,074	1,714,652
Marine, aviation and transit	290,067	121,577	411,644	244,611	100,135	344,746
Construction defect	29,772	98,312	128,084	29,245	94,888	124,133
Professional indemnity/Directors & Officers	693,760	265,490	959,250	485,478	170,926	656,404
Motor	480,668	233,806	714,474	317,829	165,543	483,372
Property	140,620	63,604	204,224	122,010	56,450	178,460
Other	269,956	165,882	435,838	208,647	97,573	306,220
	$4,407,082	$3,945,407	$8,352,489	$3,434,789	$3,272,348	$6,707,137
Fair value adjustments			(170,689)			(157,036)
Fair value adjustments - fair value option			(217,933)			(129,848)
Net deferred charge assets and gain liabilities on retroactive reinsurance			—			(259,587)
ULAE			331,494			331,494
Total			$8,295,361			$6,492,160

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
The following table provides a summary of our net loss reserves, prior to provisions for bad debt, fair value adjustments, deferred charge assets and deferred gain liabilities and ULAE as of December 31, 2020, by year of acquisition and by significant line of business:

	Acquisition Year
	2010 and Prior	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	Total
Asbestos	$142,028	$—	$—	$7,767	$—	$—	$407,958	$726,901	$1,105	$277,947	$—	$1,563,706
Environmental	42,356	—	—	—	—	—	89,865	22,891	11,203	95,072	—	261,387
General casualty	52,582	13,270	9,983	16,696	31,610	34,704	3,727	44,551	228,419	218,995	1,077,908	1,732,445
Workers' compensation/personal accident	42,908	125,649	—	48,207	—	287,653	219,157	53,659	322,737	387,438	199,864	1,687,272
Marine, aviation and transit	8,760	2,747	—	(188)	10,592	1,616	32	77,321	106,431	56,709	19,848	283,868
Construction defect	43	—	—	—	—	36,258	14,289	18,836	—	36,709	—	106,135
Professional indemnity/Directors & Officers	7,539	9,564	23,210	—	20,942	—	76,314	—	331,676	130,906	232,934	833,085
Motor	12,452	201	276	—	1,465	13,147	—	3,710	260,797	17,899	422,321	732,268
Property	3,301	161	7,008	—	18,165	3,880	465	(114)	47,270	39,286	10,887	130,309
All Other	17,473	854	2,696	4,260	9,676	6,959	23,582	94,499	18,222	78,474	—	256,695
Total	$329,442	$152,446	$43,173	$76,742	$92,450	$384,217	$835,389	$1,042,254	$1,327,860	$1,339,435	$1,963,762	$7,587,170

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below reconciles the net loss reserves, prior to provisions for bad debt, fair value adjustments, deferred charge assets and deferred gain liabilities and ULAE as of December 31, 2020, by significant line of business to the line of business table presented above:

	2020
	Total Net Reserves per all Acquisition Years	Provision for Bad Debt	Total Net Reserves
Asbestos	$1,563,706	$22,417	$1,586,123
Environmental	261,387	3,661	265,048
General casualty	1,732,445	7,256	1,739,701
Workers' compensation/personal accident	1,687,272	1,737	1,689,009
Marine, aviation and transit	283,868	2,010	285,878
Construction defect	106,135	13	106,148
Professional indemnity/Directors & Officers	833,085	597	833,682
Motor	732,268	2,405	734,673
Property	130,309	1,699	132,008
All Other	256,695	6,648	263,343
Total	$7,587,170	$48,443	$7,635,613

Loss development tables have been provided for acquisition years 2011 through 2020. In addition, for the acquisition years presented, we have also provided additional loss development tables for lines of business within those acquisition years which had net loss reserve balances that were deemed to be significant as of December 31, 2020 as follows:
•General casualty - 2018, 2019 and 2020 acquisition years;
•Workers' compensation - 2015, 2016, 2018 and 2019 acquisition years;
•Motor - 2018 and 2020 acquisition years; and
•Professional indemnity and directors and officers - 2018 and 2020 acquisition years.
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
The following tables set forth information about incurred and paid loss development, total IBNR reserves and cumulative loss frequency related to our 2011 through 2020 acquisition years within the Non-Life Run-off segment as of December 31, 2020. In addition, we have also presented loss development tables for the significant lines of business within certain acquisition years. The information related to incurred and paid loss development for the years ended December 31, 2011 through 2019 is presented as supplementary information and is therefore unaudited.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Business Acquired and Contracts Incepting in the Year Ended December 31, 2011

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance												As of December 31, 2020
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020	IBNR	Cumulative Number of Claims
2010 and Prior	$597,263	$621,819	$589,004	$489,877	$426,777	$375,227	$319,423	$274,136	$261,234	$240,808	$229,458	$17,493	112,837
2011	—	102	36	45	54	61	71	79	86	93	100	—	19
2012	—		122	11	10	10	10	17	18	17	17	—	7
2013	—			23	43	15	15	15	15	15	15	—	16
2014	—				1	3	3	3	18	15	14	2	14
2015	—					—	(2)	(2)	32	24	19	—	1
2016	—						2	(139)	(111)	(99)	(88)	7	2
2017	—							—	21	15	17	1	2
2018	—								7	8	8	1	1
2019	—									—	2	1	1
2020	—										2	1	1
	$597,263										$229,564	$17,506	112,901

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For The Years Ended December 31,
Accident Year		2011 (unaudited)	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020
2010 and Prior		$58,934	$98,969	$90,711	$24,238	$19,370	$27,563	$19,697	$31,108	$56,741	$77,051
2011		27	36	46	54	61	71	79	86	93	100
2012			6	10	10	10	10	17	17	17	17
2013				6	11	15	15	15	15	15	15
2014					1	3	3	3	4	7	7
2015						(1)	(2)	(2)	2	11	18
2016							2	(153)	(125)	(114)	(105)
2017								—	3	6	10
2018									1	4	5
2019										—	—
2020											—
											$77,118
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance											$152,446

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Business Acquired and Contracts Incepting in the Year Ended December 31, 2012

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance											As of December 31, 2020
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020	IBNR	Cumulative Number of Claims
2010 and Prior	$326,229	$328,419	$321,295	$312,510	$297,081	$286,660	$277,778	$269,004	$263,472	$252,318	$10,889	47,773
2011	1,487	1,466	1,336	1,182	1,095	1,072	1,049	1,032	1,032	1,032	—	5
2012	55	81	49	363	344	406	397	167	167	167	—	6
2013	—		946	119	427	433	421	136	136	136	—	5
2014	(60)			2,991	3,108	1,552	1,300	1,195	1,146	1,068	1	7
2015	—				729	1,517	739	739	739	739	—	5
2016	(485)					67	1,266	1,113	1,059	445	37	2
2017	—						75	167	100	100	—	4
2018	(59)							—	154	74	4	1
2019	(123)								274	145	11	4
2020	—									164	—	3
	$327,044									$256,388	$10,942	47,815

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For The Years Ended December 31,
Accident Year		2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020
2010 and Prior		$3,194	$70,440	$112,966	$144,553	$169,781	$180,270	$194,011	$204,482	$209,656
2011		120	496	742	866	928	990	1,032	1,032	1,032
2012		31	49	49	52	167	167	167	167	167
2013			109	119	136	136	136	136	136	136
2014				67	224	459	675	864	989	1,053
2015					112	117	739	739	739	739
2016						3	56	98	98	98
2017							13	43	100	100
2018								—	30	34
2019									18	36
2020										164
										$213,215
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance										$43,173

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Business Acquired and Contracts Incepting in the Year Ended December 31, 2013

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2020
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020	IBNR	Cumulative Number of Claims
2010 and Prior	$320,974	$349,297	$354,585	$361,812	$356,522	$340,248	$326,851	$313,347	$314,497	$16,353	56,441
2011	96,929	102,288	100,482	100,243	95,848	87,913	86,403	85,919	81,616	2,700	11,185
2012	131,119	127,323	121,364	118,085	114,772	110,045	107,853	108,025	105,564	1,831	10,423
2013	13,062	90,739	91,634	88,920	85,791	81,732	80,036	80,091	79,174	1,073	5,656
2014	—		4,514	3,714	3,425	16,800	16,225	16,304	16,269	55	174
2015	—			265	280	982	329	250	237	42	2
2016	—				103	71	70	69	69	1	1
2017	—					30	13	13	13	—	1
2018	—						22	17	18	—	1
2019	—							13	15	—	1
2020	—								61	4	1
	$562,084								$597,533	$22,059	83,886

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For The Years Ended December 31,
Accident Year		2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020
2010 and Prior		$74,418	$134,409	$186,762	$222,891	$229,942	$243,755	$249,023	$258,436
2011		30,323	52,455	63,952	70,498	75,055	77,290	79,112	73,282
2012		33,361	59,095	74,663	86,916	92,445	96,780	99,781	98,096
2013		17,022	37,653	52,638	62,876	68,866	71,487	74,556	74,472
2014			993	1,747	2,256	15,804	15,959	16,123	16,164
2015				43	102	112	165	190	191
2016					34	64	65	66	67
2017						9	13	13	13
2018							13	17	18
2019								8	15
2020									37
									$520,791
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance									$76,742

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Business Acquired and Contracts Incepting in the Year Ended December 31, 2014

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance									As of December 31, 2020
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020	IBNR	Cumulative Number of Claims
2010 and Prior	$142,341	$133,678	$123,973	$155,274	$142,256	$141,058	$145,889	$144,874	$6,454	12,014
2011	74,248	129,149	154,394	134,137	136,257	137,806	139,997	135,181	10,057	6,228
2012	141,597	147,347	178,577	187,062	179,745	165,821	162,740	160,769	10,449	6,393
2013	86,920	76,313	95,125	83,564	88,189	90,387	88,391	90,951	8,947	3,173
2014	—	13,802	9,554	14,506	7,438	6,590	6,954	7,098	1,708	1,112
2015	—		33,549	15,553	20,741	18,929	17,206	17,090	72	183
2016	—			330	1,108	4,594	771	724	89	45
2017	—				5,078	3,893	8,200	8,463	24	37
2018	—					6	5	82	—	19
2019	—						—	—	—	10
2020	—							—	—	6
	$445,106							$565,232	$37,800	29,220

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For The Years Ended December 31,
Accident Year		2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020
2010 and Prior		$36,509	$82,699	$103,197	$118,857	$120,309	$121,847	$127,622
2011		84,031	109,675	110,575	113,701	120,155	123,335	123,364
2012		47,495	90,307	120,910	130,001	130,105	133,900	133,026
2013		21,752	40,817	48,223	56,941	65,073	65,625	66,225
2014		1,462	2,504	3,293	3,989	6,147	6,660	6,654
2015			1,741	4,308	11,566	13,371	13,417	13,473
2016				20	556	558	561	559
2017					537	1,541	1,238	1,778
2018						5	5	81
2019							—	—
2020								—
								$472,782
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance								$92,450

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Business Acquired and Contracts Incepting in the Year Ended December 31, 2015

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance								As of December 31, 2020
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020	IBNR	Cumulative Number of Claims
2010 and Prior	$1,003,949	$933,328	$640,324	$594,466	$564,502	$521,598	$505,379	$49,461	13,557
2011	124,727	137,429	131,303	129,657	128,155	128,672	126,764	14,306	5,587
2012	179,136	187,488	197,895	201,017	194,277	193,553	192,426	18,110	4,885
2013	229,590	189,838	196,582	199,983	189,737	185,101	184,590	13,855	4,699
2014	144,392	143,193	137,668	142,937	137,541	152,478	147,567	7,413	7,783
2015	23,750	70,276	69,322	66,152	64,974	69,465	73,256	6,959	10,997
2016	—		14,872	13,141	13,440	14,576	12,868	2,178	14,283
2017	—			4,095	4,527	5,277	6,860	345	3,534
2018	—				3,055	1,889	1,805	985	400
2019	—					1,838	1,873	1,831	51
2020	—						1,951	1,962	3
	$1,705,544						$1,255,339	$117,405	65,779

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For The Years Ended December 31,
Accident Year		2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020
2010 and Prior		$32,819	$83,350	$134,737	$166,983	$195,205	$220,984
2011		33,827	55,115	71,023	86,397	98,000	105,178
2012		52,728	94,831	119,520	142,358	158,620	168,213
2013		46,761	89,930	120,509	145,788	159,767	164,215
2014		30,747	64,475	91,016	109,451	125,619	133,094
2015		20,653	38,709	46,668	51,994	59,963	63,181
2016			5,603	7,371	8,687	9,861	10,321
2017				2,321	3,925	4,767	5,047
2018					567	862	820
2019						45	65
2020							4
							$871,122
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance							$384,217

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Business Acquired and Contracts Incepting in the Year Ended December 31, 2015 - Workers' Compensation

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance								As of December 31, 2020
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020	IBNR	Cumulative Number of Claims
2010 and Prior	$953,178	$868,509	$569,692	$518,764	$490,534	$449,380	$434,422	$40,504	8,605
2011	76,789	73,723	69,009	68,013	66,781	67,741	65,825	3,685	1,241
2012	120,298	110,007	108,251	106,625	100,187	99,212	98,733	4,613	1,809
2013	146,237	124,726	122,238	121,010	113,056	112,677	113,414	5,595	2,386
2014	82,141	86,852	82,038	83,095	78,389	78,948	80,307	1,513	3,686
2015	4,089	18,647	12,623	13,488	12,295	11,309	11,337	557	2,900
2016	—		873	955	583	536	514	52	38
2017	—			358	61	41	33	13	10
2018	—				—	5	3	—	1
2019	—					1	3	1	1
2020	—						—	—	—
	$1,382,732						$804,591	$56,533	20,677

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For The Years Ended December 31,
Accident Year		2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020
2010 and Prior		$20,630	$65,008	$107,906	$132,025	$155,329	$177,205
2011		16,032	30,462	39,635	50,470	55,595	58,420
2012		25,103	52,851	66,092	79,367	88,369	91,332
2013		27,737	55,675	75,065	91,559	100,890	104,265
2014		17,824	38,051	53,308	65,561	72,696	75,781
2015		3,034	5,672	7,917	9,169	9,248	9,461
2016			134	363	417	447	452
2017				2	10	18	19
2018					—	1	2
2019						—	1
2020							—
							$516,938
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance							$287,653

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Business Acquired and Contracts Incepting in the Year Ended December 31, 2016

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance							As of December 31, 2020
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020	IBNR	Cumulative Number of Claims
2010 and Prior	$1,304,938	$1,316,544	$1,346,575	$1,321,289	$1,322,161	$1,361,353	$305,042	24,449
2011	17,291	17,291	19,920	19,754	18,829	18,609	2,266	861
2012	13,717	13,717	17,020	14,765	12,717	13,037	1,829	809
2013	373	373	1,312	1,237	1,120	914	603	127
2014	391	391	1,380	1,056	869	817	310	57
2015	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—
2017	—		—	—	—	—	—	—
2018	—			—	—	—	—	—
2019	—				—	—	—	—
2020	—					—	—	—
	$1,336,710					$1,394,730	$310,050	26,303

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Years Ended December 31,
Accident Year		2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020
2010 and Prior		$101,098	$222,703	$331,218	$445,770	$536,987
2011		2,758	6,647	8,218	9,691	13,098
2012		2,734	5,206	6,461	7,587	8,492
2013		145	191	278	285	301
2014		178	207	284	366	463
2015		—	—	—	—	—
2016		—	—	—	—	—
2017			—	—	—	—
2018				—	—	—
2019					—	—
2020						—
						$559,341
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance						$835,389

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Business Acquired and Contracts Incepting in the Year Ended December 31, 2016 - Workers' Compensation

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance							As of December 31, 2020
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020	IBNR	Cumulative Number of Claims
2010 and Prior	$437,457	$437,805	$403,319	$391,476	$382,446	$367,109	$19,015	9,452
2011	15,376	15,376	16,399	16,501	16,327	16,472	1,374	469
2012	13,074	13,074	15,465	13,276	11,379	11,256	1,020	612
2013	—	—	—	—	—	—	—	—
2014	—	—	—	—	—	—	—	—
2015	—	—	—	—	—	—	—	—
2016	—	—	—	—	—	—	—	—
2017	—		—	—	—	—	—	—
2018	—			—	—	—	—	—
2019	—				—	—	—	—
2020	—					—	—	—
	$465,907					$394,837	$21,409	10,533

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Years Ended December 31,
Accident Year		2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020
2010 and Prior		$35,518	$65,264	$90,599	$127,081	$155,433
2011		2,631	5,871	7,305	8,756	12,130
2012		2,638	5,028	6,247	7,382	8,117
2013		—	—	—	—	—
2014		—	—	—	—	—
2015		—	—	—	—	—
2016		—	—	—	—	—
2017			—	—	—	—
2018				—	—	—
2019					—	—
2020						—
						$175,680
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance						$219,157

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Business Acquired and Contracts Incepting in the Year Ended December 31, 2017

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance						As of December 31, 2020
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020	IBNR	Cumulative Number of Claims
2010 and Prior	$1,507,609	$1,433,301	$1,351,451	$1,364,113	$1,349,226	$749,197	31,566
2011	40,743	29,274	25,389	27,316	26,942	5,834	8
2012	43,653	35,470	31,238	29,456	28,485	3,744	10
2013	35,671	30,338	28,139	24,707	29,829	1,860	11
2014	32,858	20,315	16,984	15,996	16,342	2,287	20
2015	8,808	6,494	7,002	6,295	6,043	234	8
2016	362	(4)	126	919	1,074	394	3
2017	—	174	—	—	—	—	1
2018	—		—	—	—	—	—
2019	—			—	—	—	—
2020	—				—	—	—
	$1,669,704				$1,457,941	$763,550	31,627

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Years Ended December 31,
Accident Year		2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020
2010 and Prior		$85,514	$175,630	$257,071	$334,586
2011		4,125	9,257	12,971	15,407
2012		10,348	15,372	18,605	21,076
2013		9,509	15,714	21,280	25,832
2014		6,482	8,986	11,559	12,668
2015		1,361	3,720	4,687	5,582
2016		(56)	66	434	536
2017		4	—	—	—
2018			—	—	—
2019				—	—
2020					—
					$415,687
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance					$1,042,254

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Business Acquired and Contracts Incepting in the Year Ended December 31, 2018

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					As of December 31, 2020
		For the Year Ended December 31,
Accident Year	Total Net Reserves Acquired	2018 (unaudited)	2019 (unaudited)	2020	IBNR	Cumulative Number of Claims
2010 and Prior	$662,009	$497,101	$476,164	$409,505	$50,970	223,572
2011	164,556	150,408	150,388	147,796	16,240	14,072
2012	232,116	224,955	224,959	225,528	29,903	14,382
2013	272,732	274,377	268,237	250,013	35,175	16,126
2014	419,593	462,858	439,396	415,829	38,688	19,463
2015	365,429	483,489	480,093	496,187	62,476	24,768
2016	173,309	175,428	178,061	169,872	36,090	2,026
2017	207,040	207,190	205,466	204,490	55,056	4,163
2018	315,659	315,659	285,038	282,279	53,287	4,929
2019	—		68,271	68,041	9,762	1,634
2020	—			—	—	—
	$2,812,443			$2,669,540	$387,647	325,135

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Year Ended December 31,
Accident Year		2018 (unaudited)	2019 (unaudited)	2020
2010 and Prior		$50,515	$86,132	$81,554
2011		26,236	53,151	65,522
2012		31,772	81,356	106,297
2013		41,544	96,968	133,398
2014		90,689	188,721	235,787
2015		95,688	199,373	269,559
2016		6,854	63,982	93,705
2017		56	72,800	113,770
2018		—	139,815	191,442
2019			39,099	50,646
2020				—
				$1,341,680
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance				$1,327,860

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Business Acquired and Contracts Incepting in the Year Ended December 31, 2018 - General Casualty

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					As of December 31, 2020
		For the Year Ended December 31,
Accident Year	Total Net Reserves Acquired	2018 (unaudited)	2019 (unaudited)	2020	IBNR	Cumulative Number of Claims
2010 and Prior	$130,049	$74,102	$70,937	$67,933	$4,827	47,893
2011	18,044	16,554	16,650	15,855	151	1,421
2012	37,454	33,433	29,123	29,760	3,270	1,593
2013	43,301	56,092	46,596	46,999	4,352	1,596
2014	66,562	80,896	74,947	68,535	5,802	2,291
2015	79,191	94,124	104,790	109,694	14,188	3,594
2016	28,825	28,825	36,585	36,684	10,075	253
2017	37,209	37,209	41,664	43,174	14,554	230
2018	39,888	39,888	40,753	39,157	11,605	182
2019	—		6,767	6,187	394	34
2020	—			—	—	—
	$480,523			$463,978	$69,218	59,087

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Year Ended December 31,
Accident Year		2018 (unaudited)	2019 (unaudited)	2020
2010 and Prior		$9,164	$18,817	$29,840
2011		2,349	7,115	11,018
2012		1,281	11,453	14,383
2013		10,404	19,938	27,717
2014		13,766	27,833	41,899
2015		15,494	31,535	49,860
2016		—	14,109	18,916
2017		—	11,048	21,130
2018		—	8,879	17,455
2019			2,373	3,341
2020				—
				$235,559
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance				$228,419

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Business Acquired and Contracts Incepting in the Year Ended December 31, 2018 - Workers' Compensation

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					As of December 31, 2020
		For the Year Ended December 31,
Accident Year	Total Net Reserves Acquired	2018 (unaudited)	2019 (unaudited)	2020	IBNR	Cumulative Number of Claims
2010 and Prior	$131,873	$122,831	$129,280	$131,775	$39,843	2,098
2011	29,897	28,685	29,981	27,203	9,067	401
2012	28,749	29,181	27,676	26,833	10,597	468
2013	38,029	38,554	38,093	35,212	13,243	869
2014	65,049	66,346	57,163	52,797	17,605	1,345
2015	38,851	39,379	35,235	33,253	13,026	1,464
2016	44,686	44,686	38,945	37,714	15,857	892
2017	52,360	52,360	49,156	45,529	23,004	998
2018	65,075	65,075	60,923	59,768	19,310	886
2019	—		20,889	21,417	4,445	383
2020	—			—	—	—
	$494,569			$471,501	$165,997	9,804

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Year Ended December 31,
Accident Year		2018 (unaudited)	2019 (unaudited)	2020
2010 and Prior		$604	$11,788	$21,726
2011		2,281	5,592	9,418
2012		516	5,508	7,941
2013		1,525	7,773	12,280
2014		3,260	14,687	21,380
2015		1,403	4,355	9,844
2016		—	3,666	7,176
2017		—	5,900	9,088
2018		—	28,725	34,317
2019			13,483	15,594
2020				—
				$148,764
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance				$322,737

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Business Acquired and Contracts Incepting in the Year Ended December 31, 2018 - Motor

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					As of December 31, 2020
		For the Year Ended December 31,
Accident Year	Total Net Reserves Acquired	2018 (unaudited)	2019 (unaudited)	2020	IBNR	Cumulative Number of Claims
2010 and Prior	$43,818	$31,489	$30,036	$33,230	$2,599	1,323
2011	48,231	38,092	37,707	36,301	2,031	1,239
2012	65,427	58,006	63,786	59,276	5,862	1,641
2013	78,456	71,276	65,012	55,345	5,744	683
2014	116,677	103,761	90,902	84,459	5,243	1,260
2015	135,855	133,493	132,167	132,165	15,246	1,510
2016	93,164	95,283	97,040	91,600	9,824	732
2017	100,321	100,471	99,135	102,038	16,628	2,797
2018	180,471	180,471	157,556	160,143	21,609	3,731
2019	—		39,757	39,647	4,955	1,200
2020	—			—	—	—
	$862,420			$794,204	$89,741	16,116

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Year Ended December 31,
Accident Year		2018 (unaudited)	2019 (unaudited)	2020
2010 and Prior		$7,460	$13,722	$16,655
2011		6,060	12,980	15,464
2012		12,380	24,433	31,136
2013		11,114	29,311	35,186
2014		22,393	49,089	60,254
2015		21,712	61,928	84,976
2016		6,854	43,851	65,287
2017		56	48,661	73,440
2018		—	86,861	120,041
2019			22,687	30,968
2020				—
				$533,407
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance				$260,797

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Business Acquired and Contracts Incepting in the Year Ended December 31, 2018 - Professional Indemnity/Directors & Officers

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance					As of December 31, 2020
		For the Year Ended December 31,
Accident Year	Total Net Reserves Acquired	2018 (unaudited)	2019 (unaudited)	2020	IBNR	Cumulative Number of Claims
2010 and Prior	$236,568	$137,394	$147,383	$143,585	$(3,639)	56,674
2011	46,512	52,553	48,884	51,600	3,185	3,762
2012	57,937	70,636	69,641	74,884	4,399	3,285
2013	59,457	63,284	78,933	76,291	10,543	3,257
2014	88,173	111,193	107,411	114,621	11,523	3,619
2015	47,337	100,975	81,272	85,394	15,074	3,990
2016	—	—	—	—	—	—
2017	—	—	—	—	—	—
2018	—	—	—	—	—	—
2019	—		—	—	—	—
2020	—			—	—	—
	$535,984			$546,375	$41,085	74,587

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Year Ended December 31,
Accident Year		2018 (unaudited)	2019 (unaudited)	2020
2010 and Prior		$29,359	$54,157	$28,528
2011		13,123	20,017	22,250
2012		16,382	23,237	33,794
2013		10,987	21,919	34,269
2014		22,734	39,601	61,024
2015		14,245	26,595	34,834
2016		—	—	—
2017		—	—	—
2018		—	—	—
2019			—	—
2020				—
				$214,699
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance				$331,676

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Business Acquired and Contracts Incepting in the Year Ended December 31, 2019

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance				As of December 31, 2020
		For the Year Ended December 31,
Accident Year	Total Net Reserves Acquired	2019 (unaudited)	2020	IBNR	Cumulative Number of Claims
2010 and Prior	$652,608	$630,171	$628,495	$272,910	74,742
2011	49,873	40,554	35,876	8,773	15,218
2012	73,098	54,301	49,349	12,905	12,329
2013	112,031	93,213	88,066	29,931	14,952
2014	137,324	137,478	127,704	53,814	17,624
2015	179,651	188,833	196,007	80,816	25,081
2016	253,099	295,011	260,473	118,653	32,057
2017	116,386	116,386	116,386	116,386	2
2018	162,744	162,744	162,744	162,744	2
2019	—	54,571	64,595	6,155	1,679
2020	—		27,975	5,483	1,020
	$1,736,814		$1,757,670	$868,570	194,706

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Year Ended December 31,
Accident Year		2019 (unaudited)	2020
2010 and Prior		$26,817	$106,195
2011		4,786	8,100
2012		6,886	9,565
2013		13,540	20,906
2014		28,188	47,310
2015		33,417	63,994
2016		56,125	84,592
2017		—	—
2018		—	—
2019		25,595	55,912
2020			21,661
			$418,235
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance			$1,339,435

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Business Acquired and Contracts Incepting in the Year Ended December 31, 2019 - General Casualty

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance				As of December 31, 2020
		For the Year Ended December 31,
Accident Year	Total Net Reserves Acquired	2019 (unaudited)	2020	IBNR	Cumulative Number of Claims
2010 and Prior	$12,765	$9,788	$9,994	$1,620	1,424
2011	12,321	9,490	7,979	3,587	796
2012	18,107	14,471	13,786	8,214	1,165
2013	23,750	18,230	20,960	8,897	313
2014	33,767	31,181	29,341	16,377	905
2015	58,818	45,936	41,158	18,055	2,003
2016	48,606	64,159	58,061	32,692	3,134
2017	32,188	32,188	32,188	32,188	1
2018	45,010	45,010	45,010	45,010	1
2019	—	1,750	1,873	510	225
2020	—		1,118	267	411
	$285,332		$261,468	$167,417	10,378

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Year Ended December 31,
Accident Year		2019 (unaudited)	2020
2010 and Prior		$2,230	$2,894
2011		810	1,869
2012		3,326	6,604
2013		3,499	5,813
2014		3,878	8,155
2015		4,421	5,121
2016		4,894	10,723
2017		—	—
2018		—	—
2019		—	841
2020			453
			$42,473
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance			$218,995

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Business Acquired and Contracts Incepting in the Year Ended December 31, 2019 - Workers' Compensation

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance				As of December 31, 2020
		For the Year Ended December 31,
Accident Year	Total Net Reserves Acquired	2019 (unaudited)	2020	IBNR	Cumulative Number of Claims
2010 and Prior	$5,860	$4,420	$4,551	$1,938	9,869
2011	2,474	2,410	2,409	2,342	1,082
2012	6,280	6,176	6,176	6,991	1,640
2013	16,738	18,339	15,980	14,415	2,897
2014	35,023	35,426	35,556	31,501	3,410
2015	57,194	56,171	57,314	48,840	4,802
2016	87,702	85,530	84,862	70,769	4,829
2017	84,197	84,197	84,197	84,197	1
2018	117,734	117,734	117,734	117,734	1
2019	—	—	—	—	—
2020	—		2,045	—	189
	$413,202		$410,824	$378,727	28,720

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Year Ended December 31,
Accident Year		2019 (unaudited)	2020
2010 and Prior		$607	$696
2011		22	23
2012		22	63
2013		458	572
2014		3,080	3,443
2015		3,549	6,325
2016		7,337	12,137
2017		—	—
2018		—	—
2019		—	—
2020			127
			$23,386
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance			$387,438

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Business Acquired and Contracts Incepting in the Year Ended December 31, 2020

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance			As of December 31, 2020
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2020	IBNR	Cumulative Number of Claims
2010 and Prior	$256,228	$169,601	$91,688	47
2011	26,488	26,983	25,162	36
2012	58,128	58,241	53,749	74
2013	68,683	63,922	47,944	140
2014	100,054	102,600	83,249	201
2015	161,383	161,352	113,476	384
2016	210,661	205,305	120,481	816
2017	316,751	342,330	168,832	1,770
2018	432,590	575,706	305,471	3,108
2019	344,495	343,168	301,463	1,351
2020	166,946	168,091	144,090	1,481
	$2,142,407	$2,217,299	$1,455,605	9,408

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Years Ended December 31,
Accident Year		2020
2010 and Prior		$2,310
2011		54
2012		601
2013		4,283
2014		5,975
2015		12,253
2016		33,985
2017		73,001
2018		111,871
2019		1,509
2020		7,695
		253,537
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance		$1,963,762

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Business Acquired and Contracts Incepting in the Year Ended December 31, 2020 - General Casualty

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance			As of December 31, 2020
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2020	IBNR	Cumulative Number of Claims
2010 and Prior	$43,511	$43,849	$36,455	36
2011	26,434	26,928	25,133	29
2012	55,478	55,591	51,130	60
2013	60,872	56,111	41,186	122
2014	87,620	90,182	71,022	185
2015	140,583	139,947	96,032	280
2016	142,395	143,156	100,293	394
2017	142,862	137,097	112,135	439
2018	141,803	138,267	133,942	316
2019	202,521	201,174	179,284	388
2020	83,021	82,598	77,737	338
	$1,127,100	$1,114,900	$924,349	2,587

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Years Ended December 31,
Accident Year		2020
2010 and Prior		$522
2011		54
2012		601
2013		3,258
2014		5,983
2015		10,230
2016		9,125
2017		4,149
2018		400
2019		203
2020		2,467
		36,992
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance		$1,077,908

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Business Acquired and Contracts Incepting in the Year Ended December 31, 2020 - Motor

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance			As of December 31, 2020
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2020	IBNR	Cumulative Number of Claims
2010 and Prior	$—	$—	$—	—
2011	—	—	—	—
2012	—	—	—	—
2013	—	—	—	—
2014	—	—	—	—
2015	2,397	3,018	603	19
2016	48,505	42,420	2,779	221
2017	154,070	185,445	38,279	1,099
2018	250,028	397,413	145,623	2,204
2019	—	—	—	—
2020	—	—	—	—
	$455,000	$628,296	$187,284	3,543

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Years Ended December 31,
Accident Year		2020
2010 and Prior		$—
2011		—
2012		—
2013		—
2014		—
2015		2,012
2016		24,804
2017		68,712
2018		110,447
2019		—
2020		—
		205,975
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance		$422,321

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Business Acquired and Contracts Incepting in the Year Ended December 31, 2020 - Professional Indemnity/Directors & Officers

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance			As of December 31, 2020
		For the Years Ended December 31,
Accident Year	Total Net Reserves Acquired	2020	IBNR	Cumulative Number of Claims
2010 and Prior	$4,680	$4,678	$4,679	1
2011	44	44	44	3
2012	2,593	2,593	2,584	4
2013	7,791	7,791	6,745	6
2014	11,949	11,949	11,947	4
2015	16,120	16,120	15,769	4
2016	16,259	16,216	16,053	9
2017	17,212	17,206	16,906	41
2018	25,323	25,290	19,209	115
2019	99,460	99,350	92,944	135
2020	34,548	34,757	30,144	79
	$235,979	$235,994	$217,024	401

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For the Years Ended December 31,
Accident Year		2020
2010 and Prior		$—
2011		—
2012		—
2013		1,025
2014		—
2015		6
2016		1
2017		5
2018		475
2019		410
2020		1,138
		3,060
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance		$232,934

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Annual Historical Duration of Claims
The following is unaudited supplementary information, which presents the annual percentage payout since the year of acquisition, by year of acquisition and significant line of business within each acquisition year:

	Annual Percentage Payout of Incurred Losses since Year of Acquisition, Net of Reinsurance
Year of Acquisition	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
2011 - All lines of business	25.68%	17.45%	(3.59)%	(28.95)%	(2.12)%	3.57%	(3.49)%	4.99%	11.18%	8.86%
2012 - All lines of business	1.30%	26.42%	16.71%	12.48%	10.00%	4.47%	5.48%	4.17%	2.12%
2013 - All lines of business	25.96%	21.67%	15.93%	11.01%	6.15%	3.89%	2.24%	0.32%
2014 - All lines of business	33.84%	24.15%	11.11%	8.07%	3.74%	1.65%	1.10%
2015 - All lines of business	17.33%	17.09%	12.84%	9.80%	7.69%	4.65%
2015 - Workers' compensation	13.72%	17.09%	12.73%	9.73%	6.71%	4.27%
2016 - All lines of business	7.67%	9.18%	7.99%	8.41%	6.86%
2016 - Workers' Compensation	10.33%	8.96%	7.09%	9.89%	8.22%
2017 - All lines of business	8.04%	7.64%	6.71%	6.11%
2018 - All lines of business	12.86%	25.40%	12.00%
2018 - General Casualty	11.31%	21.69%	17.77%
2018 - Workers' Compensation	2.03%	19.49%	10.03%
2018 - Professional Indemnity/Directors & Officers	19.55%	14.40%	5.34%
2018 - Motor	11.08%	38.47%	17.61%
2019 - All lines of business	11.11%	12.68%
2019 - General Casualty	8.82%	7.43%
2019 - Workers' Compensation	3.67%	2.02%
2020 - All lines of business	11.43%
2020 - General Casualty	3.32%
2020 - Motor	32.78%
2020 - Professional Indemnity/Directors & Officers	1.30%
The negative payout percentages in the table above for years 3, 4, 5, and 7 within the 2011 year of acquisition were primarily due to ceded paid losses exceeding the assumed paid losses as a result of commutations completed with several reinsurers covering the exposures assumed by one of our reinsurance subsidiaries that we acquired in 2011. For the specific years referenced above, we collected more paid recoveries from our reinsurers than the losses we paid on the assumed exposures, and as such, the calculated annual payout percentages were negative.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Atrium (Classified as held-for-sale as of December 31, 2020)
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Balance as of January 1	$231,672	$241,284	$240,873
Less: reinsurance reserves recoverable	28,816	38,768	40,531
Less: cumulative effect of change in accounting principal on allowance for estimated uncollectible reinsurance (1)	851	—	—
Net balance as of January 1	202,005	202,516	200,342
Net incurred losses and LAE:
Current period	93,471	85,027	83,627
Prior periods	(6,245)	(7,751)	(13,817)
Total net incurred losses and LAE	87,226	77,276	69,810
Net paid losses:
Current period	(33,724)	(34,617)	(35,537)
Prior periods	(40,196)	(43,572)	(28,969)
Total net paid losses	(73,920)	(78,189)	(64,506)
Effect of exchange rate movement	1,497	1,253	(3,130)
Reclassification to assets and liabilities held-for-sale	(216,808)	—	—
Net balance as of December 31	—	202,856	202,516
Plus: reinsurance reserves recoverable (2)	—	28,816	38,768
Balance as of December 31	$—	$231,672	$241,284
(1) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 2 - "Significant Accounting Policies" for further details.
(2) Net of allowance for estimated uncollectible reinsurance.
Net incurred losses and LAE in the Atrium segment for the years ended December 31, 2020, December 31, 2019 and 2018 were as follows:

	2020			2019			2018
	Prior Period	Current Period	Total	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$40,196	$33,724	$73,920	$43,572	$34,617	$78,189	$28,969	$35,537	$64,506
Net change in case and LAE reserves(1)	(14,145)	21,390	7,245	(13,278)	16,812	3,534	(10,161)	16,492	6,331
Net change in IBNR reserves(2)	(31,773)	38,434	6,661	(38,380)	33,598	(4,782)	(27,507)	31,598	4,091
Increase (reduction) in estimates of net ultimate losses	(5,722)	93,548	87,826	(8,086)	85,027	76,941	(8,699)	83,627	74,928
Increase (reduction) in provisions for unallocated LAE (3)	48	(77)	(29)	—	—	—	—	—	—
Amortization of fair value adjustments (4)	(571)	—	(571)	335	—	335	(5,118)	—	(5,118)
Net incurred losses and LAE	$(6,245)	$93,471	$87,226	$(7,751)	$85,027	$77,276	$(13,817)	$83,627	$69,810
(1)Comprises the movement during the year in specific case reserve liabilities as a result of claims settlements or changes advised to us by our policyholders and attorneys, less changes in case reserves recoverable advised by us to our reinsurers as a result of the settlement or movement of assumed claims.
(2)Represents the gross change in our actuarial estimates of IBNR, less amounts recoverable.
(3) Represents the change in the estimate of the total future costs to administer the claims.
(4) Relates to the amortization of fair value adjustments associated with the acquisition of companies.
The increase in net incurred losses and LAE of $10.0 million in 2020 was primarily driven by $18.4 million of losses related to the COVID-19 pandemic, primarily from accident and health business, partially offset by overall improved loss experience, within other lines of business and lower catastrophe activity on the business we write.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides a breakdown of the gross and net losses and LAE reserves by line of business and the fair value adjustments recorded on the acquired gross and net losses and LAE reserves and ULAE as of December 31, 2019 for the Atrium segment. The breakdown as of December 31, 2020 has not been disclosed below since we have classified the Atrium segment as held-for-sale as discussed in Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations."

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
StarStone
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Balance as of January 1	$1,318,294	$1,247,989	$910,143
Less: reinsurance reserves recoverable	355,194	303,381	275,012
Less: cumulative effect of change in accounting principal on allowance for estimated uncollectible reinsurance (1)	495	—	—
Net balance as of January 1	962,605	944,608	635,131
Net incurred losses and LAE:
Current period	263,562	354,884	422,191
Prior periods	3,176	114,356	120,889
Total net incurred losses and LAE	266,738	469,240	543,080
Net paid losses:
Current period	(26,831)	(75,458)	(137,390)
Prior periods	(300,037)	(375,377)	(289,981)
Total net paid losses	(326,868)	(450,835)	(427,371)
Effect of exchange rate movement	23,421	87	(9,481)
Acquired on purchase of subsidiaries	—	—	192,981
Assumed business	—	—	10,268
Ceded business	—	—	—
Net balance as of December 31	925,896	963,100	944,608
Plus: reinsurance reserves recoverable (2)	402,060	355,194	303,381
Balance as of December 31	$1,327,956	$1,318,294	$1,247,989
(1) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 2 - "Significant Accounting Policies" for further details.
(2) Net of allowance for estimated uncollectible reinsurance.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net incurred losses and LAE in the StarStone segment for the years ended December 31, 2020, December 31, 2019 and 2018 were as follows:

	2020			2019			2018
	Prior Period	Current Period	Total	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$300,037	$26,831	$326,868	$375,377	$75,458	$450,835	$289,981	$137,390	$427,371
Net change in case and LAE reserves (1)	(130,502)	35,458	(95,044)	(95,183)	90,497	(4,686)	(77,821)	141,682	63,861
Net change in IBNR reserves (2)	(165,909)	183,563	17,654	(163,340)	185,361	22,021	(87,963)	134,464	46,501
Increase in estimates of net ultimate losses	3,626	245,852	249,478	116,854	351,316	468,170	124,197	413,536	537,733
Increase (reduction) in provisions for unallocated LAE (3)	(466)	17,710	17,244	(2,666)	3,568	902	(3,042)	8,655	5,613
Amortization of deferred charge assets and deferred gain liabilities (4)	606	—	606	—	—	—	—	—	—
Amortization of fair value adjustments (5)	(590)	—	(590)	168	—	168	(266)	—	(266)
Net incurred losses and LAE	$3,176	$263,562	$266,738	$114,356	$354,884	$469,240	$120,889	$422,191	$543,080
(1)Comprises the movement during the year in specific case reserve liabilities as a result of claims settlements or changes advised to us by our policyholders and attorneys, less changes in case reserves recoverable advised by us to our reinsurers as a result of the settlement or movement of assumed claims.
(2) Represents the gross change in our actuarial estimates of IBNR, less amounts recoverable.
(3) Represents the change in the estimate of the total future costs to administer the claims.
(4) Relates to the amortization of deferred charge assets and deferred gain liabilities on retroactive reinsurance contracts.
(5) Relates to the amortization of fair value adjustments associated with the acquisition of companies.
The decrease in net incurred losses and LAE of $202.5 million in 2020 was mainly driven by our strategy to exit certain lines of business in 2019 and StarStone International being placed into an orderly run-off in 2020; partially offset by $52.8 million of losses relating to the COVID-19 pandemic. The decrease in net incurred losses and LAE of $73.8 million in 2019 was primarily driven by our strategy to exit certain lines of business.
Disclosures of Incurred and Paid Loss Development, IBNR, Claims Counts and Payout Percentages
The following tables provide a breakdown of the gross and net losses and LAE reserves by line of business and the fair value adjustments recorded on the acquired gross and net losses and LAE reserves and ULAE as of December 31, 2020 and 2019:

	2020
	Gross			Net
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Casualty	$115,295	$276,941	$392,236	$98,721	$232,433	$331,154
Marine	142,631	174,015	316,646	119,628	132,482	252,110
Property	322,735	117,240	439,975	141,089	81,459	222,548
Aerospace	84,515	36,178	120,693	42,100	18,240	60,340
Workers' Compensation	12,044	11,589	23,633	12,044	11,589	23,633
Total	$677,220	$615,963	$1,293,183	$413,582	$476,203	$889,785
Fair value adjustments			(329)			1,010
ULAE			35,102			35,101
Total			$1,327,956			$925,896

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2019
	Gross			Net
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Casualty	$121,945	$210,969	$332,914	$108,543	$204,800	$313,343
Marine	189,355	161,379	350,734	158,252	128,242	286,494
Property	341,677	131,596	473,273	150,559	87,653	238,212
Aerospace	75,764	32,325	108,089	47,256	22,389	69,645
Workers' Compensation	15,089	19,865	34,954	15,089	19,865	34,954
Total	$743,830	$556,134	$1,299,964	$479,699	$462,949	$942,648
Fair value adjustments			(522)			1,600
ULAE			18,852			18,852
Total			$1,318,294			$963,100

The following tables set forth information about incurred and paid loss development, total IBNR reserves and cumulative loss frequency related to all the individual lines of business within the StarStone segment as of December 31, 2020. The information related to incurred and paid loss development for the years ended December 31, 2014 through 2019 is presented as supplementary information and is therefore unaudited. The information within the tables below is presented on a prospective basis from the date of our acquisition of StarStone on April 1, 2014 since providing pre-acquisition incurred and paid losses by accident year for years prior to 2014 was determined to be impracticable due to significant data limitations. Following our sale of StarStone U.S. to Core Specialty, which was completed on November 30, 2020, the incurred and paid loss development tables presented below for all of the individual lines of business within the StarStone segment have been restated to exclude the historical incurred and paid loss development related to StarStone U.S.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Casualty

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance								As of December 31, 2020
	For The Years Ended December 31,
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020	IBNR(1)	Cumulative Number of Claims
2010 and Prior	$100,449	$101,217	$101,444	$101,801	$102,539	$102,317	$102,661	$19	4,322
2011	16,244	18,740	19,681	19,103	27,703	27,859	28,027	429	2,962
2012	39,797	33,853	30,788	28,482	33,511	36,159	37,072	3,418	3,521
2013	51,458	47,304	54,282	53,493	56,145	63,323	67,638	9,044	4,821
2014	66,094	67,141	67,461	66,559	66,585	75,513	72,097	10,495	4,863
2015		76,470	82,050	81,685	92,904	99,425	101,191	13,037	4,323
2016			92,406	95,726	111,020	135,670	128,139	25,293	3,825
2017				100,585	135,743	161,288	166,472	34,822	3,899
2018					87,781	101,381	106,014	39,329	2,929
2019						42,595	59,902	23,758	2,581
2020							98,738	72,789	1,582
						Total	$967,951	$232,433	39,628
(1) Total of IBNR plus expected development on reported losses.
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
		For The Years Ended December 31,
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020
2010 and Prior	$99,643	$101,181	$101,326	$101,712	$101,783	$101,813	$101,886
2011	12,394	15,941	18,354	18,760	27,385	27,401	27,426
2012	13,336	20,634	22,746	23,711	32,644	32,666	32,706
2013	16,373	22,131	35,799	38,866	42,123	48,898	52,333
2014	4,318	16,141	27,043	36,802	46,654	49,571	51,949
2015		6,439	21,503	36,971	50,598	69,948	75,875
2016			4,206	32,864	59,074	76,175	92,223
2017				7,712	41,896	87,902	114,062
2018					18,747	34,762	54,000
2019						4,721	26,235
2020							8,102
						Total	$636,797
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance							$331,154

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2020 is set forth below:

2020
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$331,154
Reinsurance recoverable on unpaid losses	61,082
Gross liability for unpaid losses and LAE before unallocated loss adjustment expenses and fair value adjustments	$392,236
    The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Casualty	7.72%	20.87%	17.53%	15.99%	9.96%	4.35%	7.85%	9.00%	0.06%	0.08%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Marine

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance								As of December 31, 2020
	For The Years Ended December 31,
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020	IBNR(1)	Cumulative Number of Claims
2010 and Prior	$50,395	$47,336	$47,194	$47,287	$47,175	$47,213	$46,828	$62	3,037
2011	29,890	28,190	27,767	27,824	28,162	27,956	28,075	229	1,966
2012	48,204	52,010	51,710	50,435	51,231	49,176	48,706	307	2,431
2013	63,442	55,981	53,783	54,790	58,209	64,399	63,323	926	2,202
2014	50,959	54,370	49,449	56,049	51,642	51,062	49,676	1,003	3,944
2015		70,492	70,160	80,196	81,864	83,646	80,438	1,612	5,606
2016			80,830	83,187	88,459	88,023	89,309	4,150	6,658
2017				125,976	158,450	166,304	162,629	7,959	8,352
2018					164,461	164,042	161,831	16,444	10,123
2019						152,423	158,919	39,463	7,015
2020							84,427	60,327	2,703
						Total	$974,161	$132,482	54,037
(1) Total of IBNR plus expected development on reported losses.
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020
2010 and Prior	$44,212	$46,360	$46,464	$46,470	$46,563	$46,682	$46,709
2011	24,599	25,686	26,688	26,942	27,057	27,082	27,285
2012	38,570	42,787	44,681	45,498	45,951	46,178	47,452
2013	29,436	38,880	43,027	45,575	47,698	57,539	62,037
2014	11,037	25,306	33,076	37,594	43,323	44,727	44,740
2015		10,234	30,143	50,376	56,557	59,918	62,401
2016			11,669	41,875	58,438	73,778	76,534
2017				23,986	68,233	107,787	125,335
2018					40,698	103,930	129,632
2019						33,196	84,414
2020							15,512
						Total	$722,051
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance							$252,110

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2020 is set forth below:

2020
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$252,110
Reinsurance recoverable on unpaid losses	64,536
Gross liability for unpaid losses and LAE before unallocated loss adjustment expenses and fair value adjustments	$316,646
The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Marine	18.17%	30.97%	19.08%	9.99%	5.02%	2.46%	3.48%	2.04%	0.99%	0.39%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Property

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance								As of December 31, 2020
	For The Years Ended December 31,
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020	IBNR(1)	Cumulative Number of Claims
2010 and Prior	$190,649	$188,537	$187,286	$187,846	$188,778	$189,079	$190,667	$13	4,485
2011	91,712	90,272	90,328	90,018	89,918	90,259	90,406	88	1,635
2012	66,137	62,119	61,243	62,177	59,201	59,463	58,247	133	1,516
2013	78,501	65,608	65,394	64,521	62,711	61,114	61,383	152	1,955
2014	59,390	44,130	43,631	44,081	41,968	41,226	40,612	794	2,125
2015		75,514	73,946	67,944	67,733	68,678	69,314	1,377	11,435
2016			83,622	91,680	92,038	91,956	94,450	1,361	14,167
2017				152,172	169,673	181,855	171,673	4,429	14,553
2018					161,507	172,640	174,137	11,123	11,891
2019						116,634	117,009	22,609	6,166
2020							71,147	39,380	1,338
						Total	$1,139,045	$81,459	71,266
(1) Total of IBNR plus expected development on reported losses.
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020
2010 and Prior	$183,649	$186,876	$187,040	$187,264	$187,285	$187,300	$188,080
2011	87,937	89,149	89,662	89,894	89,894	89,940	90,110
2012	48,322	52,442	54,681	55,672	55,895	58,099	58,100
2013	31,000	46,556	51,431	53,548	59,756	60,916	61,060
2014	5,517	18,945	31,854	34,869	36,461	37,609	39,681
2015		8,756	25,890	52,799	61,347	62,237	62,826
2016			23,803	54,188	72,244	81,904	83,577
2017				34,961	96,151	137,569	146,340
2018					60,944	93,275	126,763
2019						19,461	52,637
2020							7,323
						Total	$916,497
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance							$222,548

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2020 is set forth below:

2020
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$222,548
Reinsurance recoverable on unpaid losses	217,427
Gross liability for unpaid losses and LAE before unallocated loss adjustment expenses and fair value adjustments	$439,975
The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Property	19.10%	28.75%	26.40%	8.35%	2.47%	2.69%	1.55%	1.01%	0.02%	0.30%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Aerospace

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance								As of December 31, 2020
	For The Years Ended December 31,
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020	IBNR(1)	Cumulative Number of Claims
2010 and Prior	$18,439	$18,083	$18,393	$18,906	$18,962	$18,759	$18,693	$36	622
2011	58,748	57,226	57,653	58,084	59,578	58,677	58,299	96	2,179
2012	55,293	55,087	55,870	55,823	57,044	56,771	56,907	186	2,375
2013	71,930	69,976	70,255	74,733	77,222	76,774	78,673	297	2,538
2014	65,227	53,457	53,533	52,471	54,534	48,757	45,978	485	2,867
2015		64,550	67,846	70,903	71,624	69,612	69,879	1,070	2,962
2016			35,923	43,371	46,832	43,991	42,954	1,463	2,925
2017				28,816	33,623	54,980	52,590	2,193	3,381
2018					58,573	54,969	54,831	3,491	3,390
2019						45,401	45,784	5,148	2,028
2020							8,732	3,775	357
						Total	$533,320	$18,240	25,624
(1) Total of IBNR plus expected development on reported losses
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020
2010 and Prior	$15,391	$16,530	$17,141	$18,209	$18,480	$18,535	$18,538
2011	53,785	55,133	55,817	56,394	56,954	57,482	57,483
2012	45,618	49,009	51,787	53,271	54,415	55,160	55,290
2013	50,725	59,639	63,226	68,574	72,573	73,309	73,923
2014	17,297	31,192	38,494	40,749	43,857	43,858	43,868
2015		31,417	50,844	59,342	62,522	64,811	65,630
2016			11,001	30,516	35,884	37,909	37,933
2017				9,000	26,857	44,582	46,134
2018					24,979	39,531	43,284
2019						23,294	30,210
2020							687
						Total	$472,980
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance							$60,340

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2020 is set forth below:

2020
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$60,340
Reinsurance recoverable on unpaid losses	60,353
Gross liability for unpaid losses and LAE before unallocated loss adjustment expenses and fair value adjustments	$120,693
    The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Aerospace	32.80%	29.84%	15.40%	4.61%	4.31%	2.22%	1.93%	1.12%	0.48%	0.01%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Workers' Compensation

Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance								As of December 31, 2020
	For The Years Ended December 31,
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020	IBNR(1)	Cumulative Number of Claims
2010 and Prior	$—	$—	$—	$—	$—	$—	$—	$—	—
2011	—	—	—	—	—	—	—	—	—
2012	—	—	—	—	—	—	—	—	—
2013	—	—	—	—	1	1	1	—	—
2014	10,145	11,179	11,889	10,180	9,867	9,666	9,372	500	137
2015		35,735	36,078	32,567	30,742	29,757	28,768	1,870	259
2016			40,912	35,179	37,703	38,739	36,293	2,847	277
2017				28,188	29,931	22,900	23,320	3,888	295
2018					15,100	14,814	14,490	2,484	161
2019						—	—	—	—
2020							—	—	—
						Total	$112,244	$11,589	1,129
(1) Total of IBNR plus expected development on reported losses.
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,
Accident Year	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018 (unaudited)	2019 (unaudited)	2020
2010 and Prior	$—	$—	$—	$—	$—	$—	$—
2011	—	—	—	—	—	—	—
2012	—	—	—	—	—	—	—
2013	—	—	—	—	1	1	1
2014	969,000	3,951	6,031	7,430	7,957	8,201	8,503
2015		4,135	13,126	19,785	22,952	24,301	25,032
2016			5,170	15,229	22,940	27,632	29,539
2017				3,560	10,436	14,600	16,520
2018					2,574	6,431	9,016
2019						—	—
2020							—
						Total	$88,611
Total outstanding liabilities for unpaid losses and LAE, net of reinsurance							$23,633
The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2020 is set forth below:

2020
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$23,633
Reinsurance recoverable on unpaid losses	—
Gross liability for unpaid losses and LAE before unallocated loss adjustment expenses and fair value adjustments	$23,633

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
    The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Workers' compensation	14.40%	29.38%	20.46%	11.77%	5.19%	2.57%	1.61%	—%	—%	—%

11. DEFENDANT ASBESTOS AND ENVIRONMENTAL LIABILITIES
We acquired DCo LLC ("DCo") on December 30, 2016, and Morse TEC on October 30, 2019. These companies hold liabilities associated with personal injury asbestos claims and environmental claims arising from their legacy manufacturing operations. Defendant asbestos liabilities on our consolidated balance sheets include amounts for loss payments and defense costs for pending and future asbestos-related claims, determined using standard actuarial techniques for asbestos exposures. Defendant environmental liabilities include estimated clean-up costs associated with the acquired companies' former operations based on engineering reports.
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
Included within insurance balances recoverable and defendant asbestos and environmental liabilities are the fair value adjustments that were initially recognized upon acquisition. These fair value adjustments are amortized in proportion to the actual payout of claims and recoveries. The carrying value of the asbestos and environmental liabilities, insurance recoveries, future estimated expenses and the fair value adjustments related to DCo and Morse TEC as of December 31, 2020 and 2019 was as follows:

	2020	2019
Defendant asbestos and environmental liabilities:
Defendant asbestos liabilities	$913,276	$1,100,593
Defendant environmental liabilities	12,572	10,279
Estimated future expenses	42,510	51,637
Fair value adjustments	(262,029)	(314,824)
Defendant asbestos and environmental liabilities	706,329	847,685

Insurance balances recoverable:
Insurance recoveries related to defendant asbestos liabilities (net of allowance: 2020 - $4,824)	310,602	549,593
Fair value adjustments	(60,950)	(100,738)
Insurance balances recoverable	249,652	448,855

Net liabilities relating to defendant asbestos and environmental exposures	$456,677	$398,830

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below provides a consolidated reconciliation of the beginning and ending liability for defendant asbestos and environmental exposures for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Balance as of January 1	847,685	203,320	219,164
Less: Insurance balances recoverable	448,855	135,808	122,326
Plus: Cumulative effect of change in accounting principle on the determination of the allowance for estimated uncollectible insurance balances (1)	3,167	—	—
Net balance as of January 1	401,997	67,512	96,838
Total net recoveries (paid claims)	153,964	(10,434)	(6,351)
Amounts recorded in other income (expense):
Change in estimate of net ultimate liabilities	(103,166)	(4,263)	(23,221)
Reduction in estimated future expenses	(9,126)	(3,274)	—
Amortization of fair value adjustments	13,008	13,500	246
Total other expense (income)	(99,284)	5,963	(22,975)
Acquired on purchase of subsidiaries	—	335,789	—
Net balance as of December 31	456,677	398,830	67,512
Plus: Insurance balances recoverable (2)	249,652	448,855	135,808
Balance as of December 31	706,329	847,685	203,320
(1) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 1 - "Significant Accounting Policies" for further details.
(2) Net of allowance for estimated uncollectible insurance balances.
Total other income from our defendant asbestos and environmental liabilities companies was $99.3 million for the year ended December 31, 2020 and was driven by a reduction in the actuarially estimated ultimate net liabilities as a result of a lower than expected number of asbestos claims filed against us; lower than expected paid indemnity and defense costs; the collection of disputed insurance recoveries that were carried on our balance sheet at $166.7 million, net of fair value adjustments, for consideration of $179.6 million; and recovery of $19.3 million on insurance payments previously written-off prior to our acquisition of the companies.
Methodologies for determining liabilities
Defendant Asbestos Liabilities
We review, on an ongoing basis, our own experience in handling asbestos-related claims and trends affecting asbestos-related claims in the U.S. tort system generally, for the purposes of assessing the value of pending asbestos-related claims and the number and value of those that may be asserted in the future, as well as potential recoveries from our insurance carriers with respect to such claims and defense costs. The actuarial analysis for these asbestos-related exposures utilizes data resulting from the claim review process, including input from national coordinating counsel and local counsel, and includes the development of an estimate of the potential value of asbestos-related claims asserted but not yet resolved as well as the number and potential value of asbestos-related claims not yet asserted. In developing the estimate of liability for potential future claims, the actuarial analysis projects the potential number of future claims based on our historical claim filings and epidemiological studies. The actuarial analysis also utilizes assumptions based on our historical proportion of claims resolved without payment, historical claim resolution costs for those claims that result in a payment, and historical defense costs. The liabilities are then estimated by multiplying the pending and projected future claim filings by projected payments rates and average claim resolution amounts and then adding an estimate for defense costs.
We determine, based on the factors described above, including the actuarial analysis, that their best estimate of the aggregate liability both for asbestos-related claims asserted but not yet resolved and potential asbestos-related claims not yet asserted, including estimated defense costs, was $913.3 million and $1.1 billion as of December 31, 2020 and 2019, respectively.
Defendant Environmental Liabilities
As a result of our acquisition of DCo and Morse TEC, we have been identified by the United States Environmental Protection Agency and certain U.S. state environmental agencies and private parties as potentially responsible parties ("PRP") at various hazardous waste disposal sites under the Comprehensive Environmental

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Response, Compensation and Liability Act ("Superfund") and equivalent U.S. state laws. The PRPs may currently be liable for the cost of clean-up and other remedial activities at 22 such sites. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.
We have a liability for defendant environmental liabilities of $12.6 million and $10.3 million as of December 31, 2020 and 2019, respectively. The estimate for defendant environmental liabilities is based on information available to us, including an estimate of the allocation of liability among PRPs, the probability that other PRPs will pay the cost apportioned to them, currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs, and remediation alternatives.
Allowance for Estimated Uncollectible Insurance Balances Recoverable on Defendant Asbestos Liabilities
We evaluate and monitor the credit risk related to our insurers and an allowance for estimated uncollectible insurance balances recoverable on our defendant asbestos liabilities ("allowance for estimated uncollectible insurance") is established for amounts considered potentially uncollectible. To determine the allowance for estimated uncollectible insurance, we use the inputs and methodologies as described in Note 8 - "Reinsurance Balances Recoverable on Paid and Unpaid Losses" above.
The table below provides a reconciliation of the beginning and ending allowance for estimated uncollectible insurance balances related to our defendant asbestos liabilities, for the years ended December 31, 2020 and 2019:

	2020	2019
Allowance for estimated uncollectible insurance balances, beginning of year	$3,818	$—
Cumulative effect of change in accounting principle	3,167	—
Current period change in the allowance	(2,161)	3,818
Allowance for estimated uncollectible insurance balances, end of year	$4,824	$3,818

During the year ended December 31, 2020, we did not have any write-offs charged against the allowance for estimated uncollectible insurance or any recoveries of amounts previously written off.
We did not have significant non-disputed past due balances receivable from our insurers related to our defendant asbestos liabilities, that were older than one year for any of the periods presented. Any balances that are part of ongoing legal activity are estimated to be recovered at the level of our recorded asset which is consistent with our legal advice and past collection experience.

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

	December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
Investments:
Short-term and Fixed maturity investments:
U.S. government and agency	$—	$951,048	$—	$—	$951,048
U.K. government	—	51,082	—	—	51,082
Other government	—	502,153	—	—	502,153
Corporate	—	5,686,732	—	—	5,686,732
Municipal	—	162,669	—	—	162,669
Residential mortgage-backed	—	553,945	—	—	553,945
Commercial mortgage-backed	—	854,090	—	—	854,090
Asset-backed	—	557,460	—	—	557,460
	$—	$9,319,179	$—	$—	$9,319,179

Other assets included within funds held - directly managed	—	14,627	—	—	14,627

Equities:
Publicly traded equity investments	$229,167	$31,600	$—	$—	$260,767
Exchange-traded funds	311,287	—	—	—	311,287
Privately held equity investments	—	—	274,741	—	274,741
	$540,454	$31,600	$274,741	$—	$846,795

Other investments:
Hedge funds	$—	$—	$—	$2,638,339	$2,638,339
Fixed income funds	—	285,837	—	266,704	552,541
Equity funds	—	5,073	—	185,694	190,767
Private equity funds	—	—	—	363,103	363,103
CLO equities	—	128,083	—	—	128,083
CLO equity funds	—	—	—	166,523	166,523
Private credit funds	—	—	9,250	183,069	192,319
Other	—	—	314	12,045	12,359
	$—	$418,993	$9,564	$3,815,477	$4,244,034
Total Investments	$540,454	$9,784,399	$284,305	$3,815,477	$14,424,635

Cash and cash equivalents	$385,790	$208,272	$—	$—	$594,062

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$520,830	$—	$520,830

Other Assets:
Derivatives qualifying as hedging	$—	$1,169	$—	$—	$1,169
Derivatives not qualifying as hedges	—	2,964	—	—	2,964
Derivative instruments	$—	$4,133	$—	$—	$4,133

Losses and LAE:	$—	$—	$2,452,920	$—	$2,452,920

Other Liabilities:
Derivatives qualifying as hedging	$—	$28,947	$—	$—	$28,947
Derivatives not qualifying as hedges	—	5,195	—	—	5,195
Derivative instruments	$—	$34,142	$—	$—	$34,142

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
Investments:
Short-term and Fixed maturity investments:
U.S. government and agency	$—	$696,077	$—	$—	$696,077
U.K government	—	161,772	—	—	161,772
Other government	—	702,856	—	—	702,856
Corporate	—	5,448,270	—	—	5,448,270
Municipal	—	140,687	—	—	140,687
Residential mortgage-backed	—	400,914	—	—	400,914
Commercial mortgage-backed	—	813,746	—	—	813,746
Asset-backed	—	670,235	—	—	670,235
	$—	$9,034,557	$—	$—	$9,034,557

Other assets included within funds held - directly managed	$—	$14,207	$—	$—	$14,207

Equities:
Publicly traded equity investments	$297,310	$30,565	$—	$—	$327,875
Exchange-traded funds	133,047	—	—	—	133,047
Privately held equity investments	—	—	265,799	—	265,799
	$430,357	$30,565	$265,799	$—	$726,721

Other investments:
Hedge funds	$—	$—	$—	$1,121,904	$1,121,904
Fixed income funds	—	398,143	—	82,896	481,039
Equity funds	—	111,040	—	299,109	410,149
Private equity funds	—	—	—	323,496	323,496
CLO equities	—	—	87,555	—	87,555
CLO equity funds	—	—	—	87,509	87,509
Other	—	34	314	6,031	6,379
	$—	$509,217	$87,869	$1,920,945	$2,518,031
Total Investments	$430,357	$9,588,546	$353,668	$1,920,945	$12,293,516

Cash and cash equivalents	$144,984	$222,191	$—	$—	$367,175

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$695,518	$—	$695,518

Other Assets:
Derivatives qualifying as hedging	$—	$642	$—	$—	$642
Derivatives not qualifying as hedges	—	1,369	—	—	1,369
Derivative instruments	$—	$2,011	$—	$—	$2,011

Losses and LAE:	$—	$—	$2,621,122	$—	$2,621,122

Other Liabilities:
Derivatives qualifying as hedging	$—	$11,452	$—	$—	$11,452
Derivatives not qualifying as hedges	—	4,106	—	—	4,106
Derivative instruments	$—	$15,558	$—	$—	$15,558

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
Other investments, at fair value
We have ongoing due diligence processes with respect to the other investments carried at fair value in which we invest, including active discussions with managers of the investments. These processes are designed to assist us in assessing the quality of information provided by, or on behalf of, each fund and in determining whether such information continues to be reliable or whether further review is warranted. Certain funds do not provide full transparency of their underlying holdings; however, we obtain the audited financial statements for funds annually and review the audited results relative to the net asset values provided by the managers, and regularly review and discuss the fund performance with the fund managers to corroborate the reasonableness of the reported net asset values ("NAV").
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
•Our investments in private credit funds are primarily valued by obtaining the most recently available NAV from the external fund manager or third-party administrator. The fair values of these investments are measured using the NAV as a practical expedient and therefore have not been categorized within the fair value hierarchy. Included within private credit funds is a loan which is valued at cost less distributions received to date.
•Included within other is an investment in a real estate debt fund, for which we measure fair value by obtaining the most recently available NAV from the external fund manager or third-party administrator. The fair value of this investment is measured using the NAV as a practical expedient and therefore has not been categorized within the fair value hierarchy.
Cash and Cash Equivalents
Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and are very close to maturity that they present insignificant risk of changes in value due to changes in interest rates. Included within cash and cash equivalents are money market funds, fixed interest deposits and highly liquid fixed maturity investments purchased with an original maturity of three months or less.
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
Insurance Contracts - Fair Value Option
The Company uses an internal model to calculate the fair value of the liability for losses and loss adjustment expenses and reinsurance balances recoverable on paid and unpaid losses for certain retroactive reinsurance contracts where we have elected the fair value option in our Non-life Run-off segment. The fair value was calculated as the aggregate of discounted cash flows plus a risk margin. The discounted cash flow approach uses (i) estimated nominal cash flows based upon an appropriate payment pattern developed in accordance with standard actuarial techniques and (ii) a discount rate based upon a high quality rated corporate bond yield plus a credit spread for non-performance risk. The model uses corporate bond rates across the yield curve depending on the estimated timing of the future cash flows and specific to the currency of the risk. The risk margin was calculated using the present value of the cost of capital. The cost of capital approach uses (i) projected capital requirements, (ii) multiplied by the risk cost of capital representing the return required for non-hedgeable risk based upon the weighted average cost of capital less investment income and (iii) discounted using the weighted average cost of capital.
Derivative Instruments
The fair values of our derivative instruments, as described in Note 7 - "Derivatives and Hedging Instruments," are classified as Level 2. The fair values are based upon prices in active markets for identical contracts.
Level 3 Measurements and Changes in Leveling
Transfers into or out of levels are recorded at their fair values as of the end of the reporting period, consistent with the date of determination of fair value.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Investments
The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the years ended December 31, 2020 and 2019:

	2020
	Privately-held Equities	Other Investments	Total

Beginning fair value	$265,799	$87,869	$353,668
Purchases	20,125	47,092	67,217
Sales	—	(1,289)	(1,289)
Total realized and unrealized losses	(11,183)	(40,368)	(51,551)
Transfer out of Level 3 into Level 2	—	(83,740)	(83,740)
Ending fair value	$274,741	$9,564	$284,305

	2019
	Fixed maturity investments				Privately-held Equities	Other Investments	Total
	Corporate	Residential mortgage-backed	Commercial mortgage-backed	Asset-backed
Beginning fair value	$37,386	$—	$7,389	$9,121	$228,710	$39,367	$321,973
Purchases	184	—	—	—	30,713	56,908	87,805
Sales	(3,520)	—	(784)	(3,605)	(2,016)	(590)	(10,515)
Total realized and unrealized gains (losses)	90	(1)	64	255	8,392	(7,816)	984
Transfer into Level 3 from Level 2	3,535	102	1,515	21,024	—	—	26,176
Transfer out of Level 3 into Level 2	(37,675)	(101)	(8,184)	(26,795)	—	—	(72,755)
Ending fair value	$—	$—	$—	$—	$265,799	$87,869	$353,668
Net realized and unrealized gains related to Level 3 assets in the table above are included in net realized and unrealized gains (losses) in our consolidated statements of earnings.
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
Valuations Techniques and Inputs
The table below presents the quantitative information related to the fair value measurements for our privately held equity investments measured at fair value on a recurring basis using Level 3 inputs:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value as of December 31, 2020	Valuation Techniques	Unobservable Input	Average (1)
(in millions of U.S. dollars)
$230.3	Guideline company methodology	Distribution waterfall	12.98
$54.0	Cost as approximation of fair value	Cost as approximation of fair value
$284.3
(1) The average represents the arithmetic average of the inputs and is not weighted by the relative fair value.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Insurance Contracts - Fair Value Option
The following table presents a reconciliation of the beginning and ending balances for all insurance contracts measured at fair value on a recurring basis using Level 3 inputs during the years ended December 31, 2020 and 2019:

	2020			2019
	Liability for losses and LAE	Reinsurance balances recoverable on paid and unpaid losses	Net	Liability for losses and LAE	Reinsurance balances recoverable on paid and unpaid losses	Net
Beginning fair value	$2,621,122	$695,518	$1,925,604	$2,874,055	$739,591	$2,134,464
Assumed business	1,526	(180,972)	182,498	9,218	—	9,218
Incurred losses and LAE:
Reduction in estimates of ultimate losses	(73,596)	59,478	(133,074)	(32,690)	(2,958)	(29,732)
Reduction in unallocated LAE	(17,484)	—	(17,484)	(19,915)	—	(19,915)
Change in fair value	157,965	38,919	119,046	160,630	43,449	117,181
Total incurred losses and LAE	66,885	98,397	(31,512)	108,025	40,491	67,534
Paid losses	(300,234)	(101,326)	(198,908)	(416,770)	(92,145)	(324,625)
Effect of exchange rate movements	63,621	9,213	54,408	46,594	7,581	39,013
Ending fair value	$2,452,920	$520,830	$1,932,090	$2,621,122	$695,518	$1,925,604
The net assumed business of $182.5 million in the current period relates to the Hannover Re novation transaction disclosed in Note 4 - "Significant New Business." Changes in fair value in the table above are included in net incurred losses and LAE in our consolidated statements of earnings.
The following table presents the components of the net change in fair value for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Changes in fair value due to changes in:
Duration	$20,861	$22,719	$74,011
Corporate bond yield	96,478	94,462	(71,031)
Weighted cost of capital	(5,048)	—
Risk cost of capital	6,755	—	3,684
Change in fair value	$119,046	$117,181	$6,664

Below is a summary of the quantitative information regarding the significant observable and unobservable inputs used in the internal model to determine fair value on a recurring basis as of December 31, 2020 and 2019:

		2020	2019
Valuation Technique	Unobservable (U) and Observable (O) Inputs	Weighted Average	Weighted Average
Internal model	Corporate bond yield (O)	A rated	A rated
Internal model	Credit spread for non-performance risk (U)	0.2%	0.2%
Internal model	Risk cost of capital (U)	5.1%	5.1%
Internal model	Weighted average cost of capital (U)	8.25%	8.5%
Internal model	Duration - liability (U)	8.17 years	7.82 years
Internal model	Duration - reinsurance balances recoverable on paid and unpaid losses (U)	8.23 years	8.68 years
The fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses may increase or decrease due to changes in the corporate bond rate, the credit spread for non-performance risk, the risk cost of capital, the weighted average cost of capital and the estimated payment pattern as described

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
As of December 31, 2020, our 4.50% Senior Notes due 2022 (the "2022 Senior Notes") and our 4.95% Senior Notes due 2029 (the "2029 Senior Notes" and, together with the 2022 Senior Notes, the "Senior Notes") were carried at amortized cost of $349.3 million and $494.2 million, respectively, while the fair value based on observable market pricing from a third party pricing service was $362.4 million and $573.3 million, respectively. The Senior Notes are classified as Level 2.
Junior Subordinated Notes
As of December 31, 2020, our 5.75% Fixed-Rate Reset Junior Subordinated Notes due 2040 (the “Junior Subordinated Notes”) were carried at amortized cost of $344.8 million, while the fair value based on observable market pricing from a third party pricing service was $365.7 million. The Junior Subordinated Notes are classified as Level 2.
Insurance Contracts
Disclosure of fair value of amounts relating to insurance contracts is not required, except those for which we elected the fair value option, as described above.
Remaining Assets and Liabilities
Our remaining assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature approximates fair value as of December 31, 2020 and 2019.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. PREMIUMS WRITTEN AND EARNED
The following tables provide a summary of net premiums written and earned for the years ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Non-life Run-off
Gross	$5,191	$71,522	$(25,069)	$197,009	$(8,910)	$25,230
Ceded	(2,204)	(12,827)	(269)	(28,513)	(307)	(15,803)
Net	$2,987	$58,695	$(25,338)	$168,496	$(9,217)	$9,427
Atrium
Gross	$206,656	$197,492	$192,373	$182,678	$171,494	$164,428
Ceded	(23,462)	(22,099)	(20,017)	(18,619)	(18,006)	(18,113)
Net	$183,194	$175,393	$172,356	$164,059	$153,488	$146,315
StarStone
Gross	$326,695	$441,015	$472,815	$549,299	$622,570	$647,218
Ceded	(93,493)	(122,900)	(93,292)	(98,187)	(144,561)	(132,055)
Net	$233,202	$318,115	$379,523	$451,112	$478,009	$515,163
Other
Gross	$13,441	$19,889	$18,534	$20,544	$32,378	$25,237
Ceded	—	—	(22)	(164)	(311)	(363)
Net	$13,441	$19,889	$18,512	$20,380	$32,067	$24,874
Total
Gross	$551,983	$729,918	$658,653	$949,530	$817,532	$862,113
Ceded	(119,159)	(157,826)	(113,600)	(145,483)	(163,185)	(166,334)
Net	$432,824	$572,092	$545,053	$804,047	$654,347	$695,779
Gross premiums written for the year ended December 31, 2020 decreased by $106.7 million primarily due to StarStone International being placed into an orderly run-off, whereas gross premiums written for the year ended December 31, 2019 decreased by $158.9 million primarily due to StarStone's strategy to exit certain lines of business.
14. GOODWILL AND INTANGIBLE ASSETS
The following table presents a reconciliation of the beginning and ending goodwill and intangible assets, included within other assets in the consolidated balance sheets, for the years ended December 31, 2020 and 2019:

	Goodwill	Intangible assets with a definite life	Intangible assets with an indefinite life	Total
Balance as of December 31, 2018	$109,807	$16,887	$67,131	$193,825
Amortization	—	(2,257)	—	(2,257)
Balance as of December 31, 2019	$109,807	$14,630	$67,131	$191,568
Amortization	—	(1,524)	—	(1,524)
Impairment losses (StarStone International) (1)	(8,000)	—	(4,000)	(12,000)
Reclassification to assets held-for-sale (Atrium) (2)	(38,848)	(13,106)	(63,131)	(115,085)
Balance as of December 31, 2020	$62,959	$—	$—	$62,959
(1) On June 10, 2020, we announced the StarStone International Run-Off. During the year ended December 31, 2020, we recognized impairment losses of $8.0 million related to the goodwill allocated to StarStone International and $4.0 million on StarStone's Lloyd's syndicate capacity.
(2) On August 13, 2020, we announced the Atrium Exchange Transaction, which resulted in the assets and liabilities of the Atrium segment being classified as held-for-sale as of December 31, 2020. Refer to Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" for further information.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The gross carrying value, accumulated amortization and net carrying value of goodwill and intangible assets by segment and by type as of December 31, 2020 and 2019 was as follows:

	December 31, 2020			December 31, 2019
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Non-life Run-off segment:
Goodwill	$62,959	$—	$62,959	$62,959	$—	$62,959

Atrium segment:
Goodwill	—	—	—	38,848	—	38,848
Intangible assets with a definite life:
Distribution channel	—	—	—	20,000	(8,111)	11,889
Brand	—	—	—	7,000	(4,259)	2,741
Intangible assets with an indefinite life:
Lloyd’s syndicate capacity	—	—	—	33,031	—	33,031
Management contract	—	—	—	30,100	—	30,100
Total Atrium segment goodwill and intangible assets	—	—	—	128,979	(12,370)	116,609

StarStone segment:
Goodwill	—	—	—	8,000	—	8,000
Intangible assets with an indefinite life:
Lloyd’s syndicate capacity	—	—	—	4,000	—	4,000
Total StarStone segment goodwill and intangible assets	—	—	—	12,000	—	12,000
Total goodwill and intangible assets	$62,959	$—	$62,959	$203,938	$(12,370)	$191,568
The amortization recorded on the intangible assets of the Atrium segment, prior to the reclassification to held-for-sale, for the years ended December 31, 2020, 2019 and 2018 was $1.5 million, $2.3 million and $3.6 million, respectively.
15. DEBT OBLIGATIONS AND CREDIT FACILITIES
We utilize debt and credit facilities primarily for funding acquisitions and significant new business, investment activities and, from time to time, for general corporate purposes. Our debt obligations were as follows:

Facility	Origination Date	Term	December 31, 2020	December 31, 2019
4.50% Senior Notes due 2022	March 10, 2017	5 years	$349,253	$348,616
4.95% Senior Notes due 2029	May 28, 2019	10 years	494,194	493,600
Total Senior Notes			843,447	842,216
5.75% Junior Subordinated Notes due 2040	August 26, 2020	20 years	344,812	—
EGL Revolving Credit Facility	August 16, 2018	5 years	185,000	—
2018 EGL Term Loan Facility	December 27, 2018	3 years	—	348,991
Total debt obligations			$1,373,259	$1,191,207
In 2020, we issued the Junior Subordinated Notes and fully repaid the 2018 EGL Term Loan Facility.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below provides a summary of the total interest expense for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Interest expense on debt obligations	$57,974	$51,245	$25,205
Amortization of debt issuance costs	1,331	953	537
Funds withheld balances and other	3	343	(46)
Total interest expense	$59,308	$52,541	$25,696
Senior Notes
We have issued two series of Senior Notes as shown in the table above. The Senior Notes are effectively subordinated to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all liabilities of our subsidiaries, including claims of policyholders. The 2022 Senior Notes and the 2029 Senior Notes bear interest at a fixed rate per annum, equal to 4.50% and 4.95%, respectively.
Both series of Senior Notes are rated BBB-. We may repurchase the 2029 Senior Notes at any time prior to three months prior to maturity of the 2029 Senior Notes, subject to the payment of a make-whole premium. After such date, we may repurchase the 2029 Senior Notes at a purchase price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest. We do not have the right to repurchase the 2022 Senior Notes prior to their maturity.
We incurred costs of $2.9 million and $6.8 million in issuing the 2022 and 2029 Senior Notes, respectively. The unamortized costs as of December 31, 2020 were $0.7 million and $5.8 million, respectively.
Junior Subordinated Notes
5.75% Junior Subordinated Notes due 2040
On August 26, 2020, our wholly-owned subsidiary, Enstar Finance LLC ("Enstar Finance") issued the Junior Subordinated Notes in an aggregate principal amount of $350.0 million. The Junior Subordinated Notes bear interest (i) during the initial five-year period ending August 30, 2025, at a fixed rate per annual of 5.75% and (ii) during each five-year reset period thereafter beginning September 1, 2025, at a fixed rate per annum equal to the five-year U.S. treasury rate calculated as of two business days prior to the beginning of such five-year period plus 5.468%.
The Junior Subordinated Notes are rated BB+ and are unsecured junior subordinated obligations of Enstar Finance. The Junior Subordinated Notes are fully and unconditionally guaranteed by us on an unsecured and junior subordinated basis. These debt securities of Enstar Finance are effectively subordinated to the obligations of our other subsidiaries.
Subject to certain requirements and during certain time periods, Enstar Finance may repurchase the Junior Subordinated Notes, in whole or in part, at any time, at a repurchase price equal to at least 100% of the principal amount, plus accrued and unpaid interest.
We incurred costs of $5.2 million in issuing the Junior Subordinated Notes. The unamortized costs as of December 31, 2020 were $5.2 million.
EGL Revolving Credit Facility
On August 16, 2018, we entered into a five-year, unsecured $600.0 million revolving credit agreement. We may request additional commitments under the facility up to an additional $400.0 million, which the existing lenders in their discretion or new lenders may provide, in each case subject to the terms of the agreement. To date, we have not requested any additional commitments under the facility.
As of December 31, 2020, we were permitted to borrow up to an aggregate of $600.0 million under the revolving credit facility. As of December 31, 2020, there was $415.0 million of available unutilized capacity under the facility. Subsequent to December 31, 2020, we borrowed an additional $20.0 million and repaid $30.0 million, increasing the unutilized capacity under the facility to $425.0 million.
We pay interest on loans borrowed under the facility at a per annum rate comprising a reference rate determined based on the type of loan we borrow plus a margin based on the Company's long term senior unsecured debt ratings. The applicable reference rate is adjusted base rate for base rate loans and adjusted LIBOR

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for LIBOR loans. The applicable margin varies based upon changes to our long term senior unsecured debt ratings assigned by S&P or Fitch. We pay interest quarterly for base rate loans and as frequently as monthly for LIBOR loans, depending on the applicable interest period. We also pay a commitment fee based on the average daily unutilized capacity under the facility. If an event of default occurs, the interest rate may increase and the agent may, and at the request of the required lenders shall, terminate lender commitments and demand early repayment of any outstanding loans borrowed under the facility.
We are subject to business and financial covenants under the revolving credit agreement. Business covenants include limitations on indebtedness and guarantees; liens; mergers, consolidations and other fundamental changes; dispositions; and investments and acquisitions, in each case subject to certain exceptions. Generally, the financial covenants require us to maintain a gearing ratio of consolidated indebtedness to total capitalization of not greater than 0.35 to 1.0 and to maintain a consolidated net worth of not less than the aggregate of (i) $2.3 billion, (ii) 50% of net income available for distribution to our ordinary shareholders at any time after August 16, 2018, and (iii) 50% of the proceeds of any common stock issuance made after August 16, 2018. In addition, we must maintain eligible capital in excess of the enhanced capital requirement imposed on us by the Bermuda Monetary Authority pursuant to the Insurance (Group Supervision) Rules 2011 of Bermuda. We are in compliance with the covenants of the revolving credit facility.
2018 EGL Term Loan Facility
On December 27, 2018, we entered into and fully utilized a three-year, unsecured $500.0 million term loan. During 2019, we repaid $150.0 million, and during 2020, we repaid the remaining $350.0 million and terminated the facility.
Maturities
As of December 31, 2020, the amount of outstanding debt obligations that will become due in each of the next five years and thereafter was as follows: 2021, $0; 2022, $350.0 million; 2023, $185.0 million; 2024, $0; and thereafter, $850.0 million.
Letters of Credit
We utilize unsecured and secured letters of credit to support certain of our (re)insurance performance obligations.
$275.0 million Funds at Lloyd's Letter of Credit Facility
On November 5, 2020, we amended and restated our Fund's at Lloyd's letter of credit facility to reduce its capacity to $275.0 million (with the right to request additional commitments under the facility in an aggregate amount not to exceed $75.0 million) and extended its term by two years. We use letters of credit under this facility to satisfy a portion of our Funds at Lloyd's requirements, and letters of credit issued under the facility will expire at the end of 2025. As of December 31, 2020 and December 31, 2019, our combined Funds at Lloyd's comprised cash and investments of $260.9 million and $639.3 million, respectively, and unsecured letters of credit of $210.0 million and $252.0 million, respectively.
$120.0 million Letter of Credit Facility
We use this facility to provide collateral support for certain reinsurance obligations of our subsidiaries. We may request additional commitments under the facility in an aggregate amount not to exceed $60.0 million, which the existing lender in its discretion or new lenders may provide, in each case subject to the terms of the agreement. As of December 31, 2020 and December 31, 2019, The aggregate amount of letters of credit issued under the facility was $115.7 million and $115.3 million, respectively.
$800.0 million Syndicated Letter of Credit Facility
On August 4, 2020, we increased the total commitments available under this facility by an aggregate amount of $40.0 million, bringing the total size of the facility to $800.0 million. We use this facility to collateralize certain reinsurance obligations. As of December 31, 2020 and December 31, 2019, the aggregate amount of letters of credit issued under the facility was $424.1 million and $608.0 million, respectively.
$65.0 million Letter of Credit Facility
On August 4, 2020, we entered into a $65.0 million letter of credit facility agreement pursuant to which we issued a letter of credit to collateralize a portion of our reinsurance obligations relating to our novation transaction

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with Hannover Re, which we completed on August 6, 2020, as discussed in Note 4 - "Significant New Business". As of December 31, 2020, the aggregate amount of letters of credit issued under the facility was $61.0 million.
Subsidiary Capital Letters of Credit
We also utilize unsecured and secured letters of credit to support the regulatory capital requirements of certain of our subsidiaries.
$100.0 million Bermuda Letter of Credit Facility
On December 22, 2017, we entered into a $100.0 million subsidiary capital letter of credit facility agreement. The letter of credit issued under the agreement qualifies as eligible capital for one of our Bermuda regulated subsidiaries. As of December 31, 2020, the aggregate face amount of letters of credit under the facility was $100.0 million.
GBP £32.0 million United Kingdom Letter of Credit Facility
On December 8, 2020, we entered into a £32.0 million ($43.7 million) subsidiary capital letter of credit facility agreement. The letter of credit issued under the agreement qualifies as Ancillary Own Funds capital for one of our U.K. regulated subsidiaries. As of December 31, 2020, the aggregate face amount of letters of credit under the facility was $43.7 million.

16. NONCONTROLLING INTEREST
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
Redeemable Noncontrolling Interest
RNCI as of December 31, 2020 and 2019 comprised the ownership interests held by the Trident V Funds (39.3%) and the Dowling Funds (1.7%) in our subsidiary North Bay. As discussed in Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations," North Bay owned our investments in Northshore, the holding company that owns Atrium and Arden, and SSHL, the holding company for the StarStone group.
The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI for the years ended December 31, 2020 and 2019:

	2020	2019
Balance at beginning of year	$438,791	$458,543
Capital contributions	—	13,127
Dividends paid	—	(11,556)
Net losses attributable to RNCI	(27,512)	(12,029)
Change in unrealized gains (losses) on AFS investments attributable to RNCI	1,517	(126)
Change in currency translation adjustments attributable to RNCI	(1,397)	10
Change in redemption value of RNCI	(46,224)	(9,178)
Cumulative effect of change in accounting principle attributable to RNCI (1)	261	—
Balance at end of year	$365,436	$438,791
(1) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 2 - "Significant Accounting Policies" for further details.
We carried the RNCI at its estimated redemption value, which is fair value, as of December 31, 2020 and 2019. The decrease in the year ended December 31, 2020 included $27.5 million of net losses attributable to RNCI primarily arising on StarStone and which result from COVID-19 related net underwriting losses and exit costs associated with the decision to place StarStone International into run-off, partially offset by the gain on sale of StarStone U.S.; and $46.2 million due to change in redemption value. The redemption value decreased as a result of the StarStone International Run-Off decision and the agreement to sell both StarStone U.S and Northshore.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Following the completion of the Atrium Exchange Transaction on January 1, 2021, as described in Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations," we will deconsolidate the RNCI relating to Northshore in the first quarter of 2021, and thereafter the remaining RNCI will be for StarStone International.
Refer to Note 23 - "Commitments and Contingencies" for additional information regarding RNCI.
Noncontrolling Interest
As of December 31, 2020 and 2019, we had $13.6 million and $14.2 million, respectively, of NCI primarily related to external interests in three of our subsidiaries. A reconciliation of the beginning and ending carrying amount of the equity attributable to NCI is included in the consolidated statement of changes in shareholders equity.

17. SHAREHOLDERS' EQUITY
As of December 31, 2020 and 2019, the authorized share capital was 111,000,000 ordinary shares ("Voting Ordinary Shares") and non-voting convertible ordinary shares ("Non-Voting Ordinary Shares"), each of par value $1.00 per share, and 45,000,000 preferred shares of par value $1.00 per share.
Voting Ordinary Shares
Our Voting Ordinary Shares are listed and trade under the "ESGR" ticker symbol on the NASDAQ Global Select Market. Each Voting Ordinary Share entitles the holder thereof to one vote.
Share Repurchases
On March 9, 2020, our Board of Directors adopted a stock trading plan for the purpose of repurchasing a limited number of our Company’s ordinary shares, not to exceed $150.0 million in aggregate (the "Repurchase Program"). On March 23, 2020, we suspended our Repurchase Program due to uncertainty from the COVID-19 pandemic. The Repurchase Program resumed on September 21, 2020 and expires on March 1, 2021.
From inception to December 31, 2020, we repurchased 178,280 ordinary shares at an average price of 145.87, for an aggregate price of $26.0 million under the Repurchase Program. As of December 31, 2020, the remaining capacity under the Repurchase Program was $124.0 million. We did not repurchase any shares subsequent to December 31, 2020.
Joint Share Ownership Plan
On January 21, 2020, 565,630 Voting Ordinary Shares were issued to the trustee of the Enstar Group Limited Employee Benefit Trust (the "EB Trust"). Voting rights in respect of shares held in the EB Trust have been contractually waived. We have consolidated the EB Trust, and shares held in the EB Trust are classified like treasury shares as contra-equity in our consolidated balance sheet. The EB Trust supports awards made under our Joint Share Ownership Plan, as described in Note 19 - "Share-Based Compensation and Pensions."
Shares issued in acquisition of KaylaRe
On May 14, 2018, 1,501,778 Voting Ordinary Shares were issued as consideration for the acquisition of KaylaRe Holdings Ltd, as described in Note 3 - "Business Acquisitions".
Non-Voting Ordinary Shares
The Non-Voting Ordinary Shares are comprised of several different series as of December 31, 2020:
•the Series C shares were originally issued in connection with investment transactions in April and December of 2011 and on exercise of warrants in March 2017. The Series C shares: (i) have all of the economic rights (including dividend rights) attaching to Voting Ordinary Shares but are non-voting except in certain limited circumstances; (ii) will automatically convert at a one-for-one exchange ratio (subject to adjustment for share splits, dividends, recapitalizations, consolidations or similar transactions) into Voting Ordinary Shares if the registered holder transfers them in a widely dispersed offering; (iii) may only vote on certain limited matters that would constitute a variation of class rights and as required under Bermuda law, provided that the aggregate voting power of the Series C shares with respect to any merger, consolidation or amalgamation will not exceed 0.01% of the aggregate voting power of our issued share capital; and (iv) require the registered holders’ written consent in order to vary the rights of the shares in a significant and adverse manner.
•the Series B and Series D shares were created in connection with the 2011 investment transactions, but no shares in these series are issued and outstanding. Holders of the Series C shares have the right to

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
convert such shares, on a share-for-share basis, subject to certain adjustments, into Series D shares at their option. There is no economic difference in Series B, C or D shares, but there are slight differences in the conversion rights and the limited voting rights of each series.
•there were 910,010 Series E shares issued and outstanding as of December 31, 2020. On May 14, 2018, 505,239 Series E non-voting shares were issued as consideration for the acquisition of KaylaRe Holdings Ltd, as described in Note 3 - "Business Acquisitions". The Series E shares have substantially the same rights as the Series C shares, except that (i) they are convertible only into Voting Ordinary Shares and (ii) they may only vote as required under Bermuda law. The Series E shares include all other Non-Voting Ordinary Shares authorized under our bye-laws but not classified as Series A, B, C or D Non-Voting Ordinary Shares.
Warrants
As of December 31, 2020, there were warrants outstanding to acquire 175,901 Series C Non-Voting Ordinary Shares for an exercise price of $115.00 per share, subject to certain adjustments (the "Warrants"). The Warrants were issued in April 2011 and expire in April 2021.
Series C Preferred Shares
As of December 31, 2020, there were 388,571 Series C Participating Non-Voting Perpetual Preferred Shares ("Series C Preferred Shares") issued and held by one of our wholly-owned subsidiaries. The Series C Preferred Shares (i) upon liquidation, dissolution or winding up of the Company, entitle their holders to a preference over holders of our ordinary voting and non-voting shares of an amount equal to $0.001 per share with respect to surplus assets and (ii) are non-voting except in certain limited circumstances. The Series C Preferred shares have dividend rights equal to those of the ordinary voting shares, subject to certain limitations and in an amount determined by a "participation rate" that is generally reflective of the reduction in the number of Series C Preferred Shares issued in exchange for the previously outstanding Series A Shares. The Series C Preferred Shares otherwise rank on parity with the ordinary voting and non-voting shares, and they rank senior to each other class or series of share capital, unless the terms of any such class or series shall expressly provide otherwise.
Series D Preferred Shares
On June 28, 2018, the Company raised $400.0 million of gross proceeds through the public offering of 16,000 shares of its 7.00% non-cumulative fixed-to-floating rate Series D perpetual preferred shares ("Series D Preferred Shares") (equivalent to 16,000,000 depositary shares, each of which represents a 1/1,000th interest in a Series D Preferred Share), $1.00 par value and $25,000 liquidation preference (the "Liquidation Preference") per share (equivalent to $25.00 per depositary share). The depositary shares are listed and trade under the "ESGRP" ticker symbol on the NASDAQ Global Select Market. The Series D Preferred Shares are not redeemable prior to September 1, 2028, except in specified circumstances as described in the prospectus supplement relating to the offering. On and after September 1, 2028, the Series D Preferred Shares, represented by the depositary shares, will be redeemable at the Company’s option, in whole or from time to time in part, at a redemption price equal to $25,000 per Series D Preferred Share (equivalent to $25.00 per depositary share), plus any declared and unpaid dividends.
Series E Preferred Shares
On November 21, 2018, the Company raised $110.0 million of gross proceeds through the public offering of 4,400 shares of its 7.00% fixed rate non-cumulative Series E perpetual preferred shares ("Series E Preferred Shares") (equivalent to 4,400,000 depositary shares, each of which represents a 1/1,000th interest in a Series E Preferred Share), $1.00 par value and $25,000 liquidation preference (the "Series E Liquidation Preference") per share (equivalent to $25.00 per depositary share). The depositary shares are listed and trade under the "ESGRO" ticker symbol on the NASDAQ Global Select Market. The Series E Preferred Shares are not redeemable prior to March 1, 2024, except in specified circumstances as described in the prospectus supplement relating to the offering. On and after March 1, 2024, the Series E Preferred Shares, represented by the depositary shares, will be redeemable at the Company’s option, in whole or from time to time in part, at a redemption price equal to $25,000 per Series E Preferred Share (equivalent to $25.00 per depositary share), plus any declared and unpaid dividends.
Dividends on Preferred Shares
Holders of Series D and Series E Preferred Shares are entitled to receive, only when, as and if declared, non-cumulative cash dividends, paid quarterly in arrears on the 1st day of March, June, September and December of each year, commencing on September 1, 2018 for the Series D Preferred Shares and March 1, 2019 for the Series

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
E Preferred Shares, of 7.00% per annum. Commencing on September 1, 2028, the Series D Preferred Shares will convert to a floating rate basis and dividends will be payable on a non-cumulative basis, when, as and if declared, at three-month LIBOR plus 4.015% per annum. Dividends that are not declared will not accumulate and will not be payable. During the years ended December 31, 2020, 2019 and 2018, we declared and paid dividends on Series D Preferred Shares of $28.0 million, $28.0 million and $12.1 million, respectively. During the years ended December 31, 2020 and 2019, we declared and paid dividends on Series E Preferred Shares of $7.7 million and $7.9 million, respectively. On February 5, 2021, we declared $7.0 million and $1.9 million of dividends on the Series D and E Preferred Shares, respectively, to be paid on March 1, 2021 to shareholders of record as of February 15, 2021.
Any payment of dividends must be approved by our Board of Directors. Our ability to pay dividends is subject to certain restrictions, as described in Note 22 - "Dividend Restrictions and Statutory Financial Information".
Accumulated Other Comprehensive Income
The following table presents a roll forward of accumulated other comprehensive income (loss):

	Unrealized gains (losses) arising during the year	Cumulative Currency Translation Adjustment	Defined Benefit Pension Liability	Total
Balance, December 31, 2017, net of tax	$2,440	$11,171	$(3,143)	$10,468
Unrealized gains (losses) on fixed income available-for-sale investments arising during the year	(2,284)	—	—	(2,284)
Reclassification adjustment for net realized (gains) losses included in net earnings	63	—	—	63
Change in currency translation adjustment	—	(202)	—	(202)
Decrease in defined benefit pension liability	—	—	2,156	2,156
Total other comprehensive income (loss)	(2,221)	(202)	2,156	(267)
Other comprehensive (income) loss attributable to RNCI	222	17	—	239
Balance, December 31, 2018, net of tax	441	10,986	(987)	10,440
Unrealized gains (losses) on fixed income available-for-sale investments arising during the year	2,896	—	—	2,896
Reclassification adjustment for net realized (gains) losses included in net earnings	(3,894)	—	—	(3,894)
Change in currency translation adjustment	—	(2,428)	—	(2,428)
Decrease in defined benefit pension liability	—	—	42	42
Total other comprehensive income (loss)	(998)	(2,428)	42	(3,384)
Other comprehensive (income) loss attributable to RNCI	125	(10)	—	115
Balance, December 31, 2019, net of tax	(432)	8,548	(945)	7,171
Unrealized gains (losses) on fixed income available-for-sale investments arising during the year	104,924	—	—	104,924
Reclassification adjustment for change in allowance for credit losses recognized in net earnings	(509)	—	—	(509)
Reclassification adjustment for net realized (gains) losses included in net earnings	(18,033)	—	—	(18,033)
Reclassification to earnings on disposal of subsidiary	(11,856)	34	—	(11,822)
Change in currency translation adjustment	—	(2,103)	—	(2,103)
Decrease in defined benefit pension liability	—	—	1,152	1,152
Total other comprehensive income (loss)	74,526	(2,069)	1,152	73,609
Other comprehensive (income) loss attributable to RNCI	(1,518)	1,397	—	(121)
Balance, December 31, 2020, net of tax	$72,576	$7,876	$207	$80,659

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents details about the tax effects allocated to each component of other comprehensive income (loss):

	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Twelve months ended December 31, 2020
Unrealized gains (losses) on fixed income available-for-sale investments arising during the year	$115,610	$(10,686)	$104,924
Reclassification adjustment for change in allowance for credit losses recognized in net earnings	(499)	(10)	(509)
Reclassification adjustment for net realized (gains) losses included in net earnings	(19,766)	1,733	(18,033)
Reclassification to earnings on disposal of subsidiary	(15,008)	3,152	(11,856)
Change in currency translation adjustment	(2,294)	191	(2,103)
Reclassification to earnings on disposal of subsidiary	34	—	34
Decrease in defined benefit pension liability	1,097	55	1,152
Other comprehensive income (loss)	$79,174	$(5,565)	$73,609
In the year ended December 31, 2019 and 2018, the deferred tax (expense) benefit associated with items reported in other comprehensive income (loss) was subject to a full valuation allowance. For information on valuation allowances on deferred tax assets, refer to “Assessment of Valuation Allowance on Deferred Tax Assets” within Note 20 - "Income Taxation."
The following table presents details amounts reclassified from accumulated other comprehensive income:

Details about AOCI components	2020	2019	2018	Affected Line Item in Statement where Net Earnings are presented
Unrealized gains (losses) on fixed income available-for-sale investments	18,682	3,894	(63)	Net realized and unrealized gains (losses)
	16,591	—	—	Net earnings from discontinued operations
	35,273	3,894	(63)	Total before tax
	(4,875)	—	—	Income tax (expense)
	30,398	3,894	(63)	Net of tax
Currency translation adjustment on disposal of subsidiary	(34)	—	—	Net earnings from discontinued operations
Total reclassifications for the period, net of tax	30,364	3,894	(63)

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net earnings per ordinary share for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Numerator:
Earnings (loss) per share attributable to Enstar ordinary shareholders:
Net earnings (loss) from continuing operations(1)	$1,711,810	$897,825	$(163,232)
Net earnings from discontinued operations(2)	7,534	4,350	878
Net earnings (loss) attributable to Enstar ordinary shareholders	$1,719,344	$902,175	$(162,354)
Denominator:
Weighted-average ordinary shares outstanding — basic(3)	21,551,408	21,482,617	20,698,310
Effect of dilutive securities:
Share-based compensation plans(4)	208,293	227,878	129,746
Warrants	58,593	64,571	76,120
Weighted-average ordinary shares outstanding — diluted	21,818,294	21,775,066	20,904,176
Earnings (loss) per share attributable to Enstar ordinary shareholders:
Basic:
Net earnings (loss) from continuing operations	$79.43	$41.80	$(7.89)
Net earnings from discontinued operations	0.35	0.20	0.05
Net earnings (loss) per ordinary share	$79.78	$42.00	$(7.84)
Diluted (5):
Net earnings (loss) from continuing operations	$78.45	$41.23	$(7.89)
Net earnings from discontinued operations	0.35	0.20	0.05
Net earnings (loss) per ordinary share	$78.80	$41.43	$(7.84)
(1) Net earnings (loss) from continuing operations attributable to Enstar ordinary shareholders equals net earnings (loss) from continuing operations, plus net loss (earnings) from continuing operations attributable to noncontrolling interest, less dividends on preferred shares.
(2) Net earnings (loss) from discontinued operations attributable to Enstar ordinary shareholders equals net earnings (loss) from discontinued operations, net of income taxes, plus net loss (earnings) from discontinued operations attributable to noncontrolling interest; refer to Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" for a breakdown by period.
(3) Weighted-average ordinary shares for basic earnings per share includes ordinary shares (voting and non-voting) but excludes ordinary shares held in the EB Trust in respect of JSOP awards.
(4) Share-based dilutive securities include restricted shares, restricted share units, and performance share units. Certain share-based compensation awards, including the ordinary shares held in the EB Trust in respect of JSOP awards, were excluded from the calculation for the year ended December 31, 2020 because they were anti-dilutive.
(5) During a period of loss, the basic weighted average ordinary shares outstanding is used in the denominator of the diluted loss per ordinary share computation as the effect of including potentially dilutive securities would be anti-dilutive.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
19. SHARE-BASED COMPENSATION AND PENSIONS
Share-based compensation
The 2016 and 2006 Equity Incentive Plans are our primary share-based compensation plans. We also maintain other share-based compensation plans as discussed below. The table below provides a summary of the compensation costs for all of our share-based compensation plans for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Share-based compensation plans:
Restricted shares and restricted share units	$8,286	$6,564	$7,641
Performance share units	12,678	23,582	1,968
Cash-settled stock appreciation rights	215	2,575	(3,316)
Joint share ownership plan expense	4,296	—	—
Other share-based compensation plans:
Northshore/Atrium incentive plan	971	3,652	2,792
StarStone incentive plan	(223)	223	—
Deferred compensation and ordinary share plan for non-employee directors	1,183	992	1,155
Employee share purchase plan	339	411	430
Total share-based compensation	$27,745	$37,999	$10,670
The associated tax benefit recorded to income tax expense in the Consolidated statement of operations was $2.7 million, $2.9 million and $1.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Restricted Shares and Restricted Share Units
Restricted shares and restricted share units are service awards that typically vest over three years. These awards are share-settled and are recorded in additional paid-in capital on the consolidated balance sheets. The fair value of these awards is measured at the grant date and expensed over the service period. The following table summarizes the activity related to restricted shares and restricted share awards during 2020:

	Number of Shares	Weighted-Average Share Price
Nonvested — January 1	64,572	$180.49
Granted	70,012	152.28
Vested	(38,961)	174.93
Forfeited	(373)	177.73
Nonvested — December 31	95,250	161.60
The unrecognized compensation cost related to our unvested restricted share and restricted share unit awards as of December 31, 2020 was $7.9 million. This cost is recognizable over the next 2.07 years, which is the weighted average contractual life.
Performance Share Units ("PSUs")
PSUs are share-settled and vest following the end of the three-year performance period. The number of shares to vest will be determined by a performance adjustment based on either (i) the change in fully diluted book value per share ("FDBVPS") over three years, or (ii) average annual non-GAAP operating income return on equity, excluding StarStone.
Performance Share Units based on FDBVPS
The following table summarizes the awards granted, the vested and unvested PSU awards at December 31, 2020, and the performance criteria and associated performance multipliers at various levels of achievement.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Grant Year	Inception-to-date Activity Roll-forward					Performance Criteria: Change in FDBVPS (3 year)				Performance Multiplier Levels Per Award Agreements
	PSUs Granted at Target	Forfeited	Estimated Change in Multiplier	Vested	Unvested at December 31, 2020	Threshold	Target	Target +	Maximum	Threshold	Target	Target +	Maximum
2017	36,321	(12,267)	9,527	(33,581)	—	20.00%	30.00%	N/A	40.00%	50.00%	100.00%	N/A	150.00%
2017	91,875	—	18,100	(109,975)	—	30.30%	35.65%	N/A	41.00%	50.00%	100.00%	N/A	150.00%
2018	39,682	(12,545)	10,218	(6,700)	30,655	25.00%	32.50%	N/A	40.00%	50.00%	100.00%	N/A	150.00%
2019	18,308	(1,758)	7,835	(881)	23,504	20.00%	30.00%	N/A	40.00%	60.00%	100.00%	N/A	150.00%
2020	22,591	(2,151)	—	(701)	19,739	25.00%	32.50%	N/A	40.00%	60.00%	100.00%	N/A	150.00%
2020	52,948	—	—	—	52,948	33.10%	36.80%	44.30%	52.10%	50.00%	100.00%	150.00%	200.00%
	261,725	(28,721)	45,680	(151,838)	126,846

For each type of PSU based on FDBVPS, a change in the FDBVPS Performance Criteria at each of Threshold, Target and Maximum will result in the application of the respective Threshold, Target and Maximum Performance Multiplier and a settlement of awards at that level. In addition, for the 2020 FDBVPS Type II award, a change in the FDBVPS Performance Criteria at "Target +" will result in the application of the "Target +" Performance Multiplier. Straight-line interpolation applies within these ranges, and no settlement occurs if the increase in FDBVPS is less than the Threshold.
Performance Share Units based on Average Annual Non-GAAP Operating Income Return on Equity ("Operating ROE")
The following table summarizes the awards granted, the vested and unvested units at December 31, 2020, and the performance criteria and associated performance multipliers at various levels of achievement.

Grant Year	Inception-to-date Activity Roll-forward					Performance Criteria: Average Annual Operating ROE			Performance Multiplier Levels Per Award Agreements
	PSUs Granted at Target	Forfeited	Estimated Change in Multiplier	Vested	Unvested at December 31, 2020	Threshold	Target	Maximum	Threshold	Target	Maximum
2019	18,308	(1,756)	7,811	(930)	23,433	9.60%	12.00%	14.40%	60.00%	100.00%	150.00%
2020	22,560	(2,151)	—	(701)	19,708	9.60%	12.00%	14.40%	60.00%	100.00%	150.00%
	40,868	(3,907)	7,811	(1,631)	43,141

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
Performance Multipliers
For expense purposes we assume a Target vesting at the initial time of award. At the end of each reporting period, we estimate the expected performance multiplier, as shown in the table below:

Award Description	2020		2019	2018
2017 FDBVPS Type I (30.00% Target Change)	139%	(1)	139%	50%
2017 FDBVPS Type II (35.65% Target Change)	120%	(1)	120%	50%
2018 FDBVPS	150%	(1)	100%	50%
2019 FDBVPS	150%		100%	N/A
2019 Average Operating ROE	150%		100%	N/A
2020 FDBVPS Type I (32.50% Target Change)	100%		N/A	N/A
2020 Average Operating ROE	100%		N/A	N/A
2020 FDBVPS Type II (36.80% Target Change)	100%		N/A	N/A
(1) Multipliers for the 2017 and 2018 awards are the final achieved terms.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The unrecognized compensation cost related to our unvested PSU share awards as of December 31, 2020 was $14.4 million. This cost is recognizable over the next 1.9 years, which is the weighted average contractual life.
Roll-forward of Performance Share Units
The following table summarizes the activity related to PSUs during 2020:

	Number of Shares	Weighted-Average Share Price
Nonvested — January 1	206,949	$185.61
Granted	98,099	167.94
Change in performance multiplier	25,850	179.71
Vested	(153,469)	187.24
Forfeited	(7,442)	146.76
Nonvested — December 31	169,987	174.10
Cash-Settled Stock Appreciation Rights
Cash-settled stock appreciation right awards ("SARs") give the holder the right, upon exercise, to receive in cash the difference between the market price per share of our ordinary shares at the time of exercise and the exercise price of the SARs. The exercise price of each SAR is equal to the market price of our ordinary shares on the date of the grant. Vested SARs are exercisable for periods not to exceed either 4 years or 10 years from the date of grant. We have not granted any new SARs since 2015.
The following table summarizes the activity related to SARs during 2020:

	Number of SARs	Weighted-Average Exercise Price of SARs	Weighted-Average Expected Term (in years)	Aggregate Intrinsic Value(1)
Balance, beginning of year	89,227	$143.33
Exercised	(12,793)	136.94
Balance, end of year	76,434	144.40	1.90	$4,623
(1) The aggregate intrinsic value is calculated as the pre-tax difference between the exercise price of the underlying share awards and the closing price per share of our ordinary shares of $204.89 on December 31, 2020.
Compensation expense for SARs is based on the estimated fair value on the date of grant using the Black-Scholes valuation model, which requires the use of subjective assumptions related to the expected stock price volatility, expected term, expected dividend yield and risk-free interest rate. SARs are liability-classified awards for which compensation expense and the liability are re-measured using the then-current Black Scholes assumptions at each interim reporting date based upon the portion of the requisite service period rendered. There was no unrecognized compensation cost related to our SARs as of December 31, 2020.
The following table sets forth the assumptions used to estimate the fair value of the SARs using the Black-Scholes option valuation model as of December 31, 2020, 2019 and 2018:

	2020	2019	2018
Weighted-average fair value per SAR	$78.47	$76.03	$45.85
Weighted-average volatility	49.43%	19.75%	18.94%
Weighted-average risk-free interest rate	0.15%	1.64%	2.72%
Dividend yield	0.00%	0.00%	0.00%
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
On January 21, 2020, a JSOP award comprising 565,630 underlying Voting Ordinary Shares was made to our Chief Executive Officer which cliff-vests after 3 years. The value of the award at vesting, if any, is determined based on the price of our Voting Ordinary Shares appreciating above a certain threshold between the date of grant and the vesting date. If the higher of the closing price per Share on January 20, 2023 and the 10-day volume weighted average price per Share for the ten consecutive trading days ending on January 20, 2023 (each, the "Market Price") is $266.00 or greater (the "Hurdle"), the award will have a value equal to the Market Price, less $205.89, multiplied

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
by 565,630. If the Market Price is less than $266.00 on such date, the award will have no value. In addition, 20% of the award is subject to a performance condition based on growth in fully diluted book value per share between January 1, 2020 and December 31, 2022.
The accounting for stock-settled JSOP awards is similar to options, whereby the grant date fair value of $13.6 million is expensed over the life of the award. To determine the grant date fair value of $24.13 per share, we utilized a Monte-Carlo valuation model with the following assumptions:

2020
Weighted-average volatility	18.66%
Weighted-average risk-free interest rate	1.55%
Dividend yield	0.00%
The unrecognized compensation cost related to our unvested JSOP share awards as of December 31, 2020 was $9.4 million. This cost is recognizable over the next 2.1 years, which is the weighted average contractual life.
Other share-based compensation plans
Northshore and Atrium Incentive Plans
Our subsidiary, Northshore, had long-term incentive plans that award time-based restricted shares of Northshore to certain Atrium employees. Shares generally vested over two to three years. These share awards have been classified as liability awards. There is no unrecognized compensation as we de-consolidated Northshore on January 1, 2021 as discussed in Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations."
StarStone Incentive Plan
Our subsidiary, StarStone, had long-term incentive plans that were cash-settled plans for StarStone employees. The awards were based on StarStone's performance over two to three years. These share awards were classified as liability awards. The plan was terminated and awards settled during 2020. There is no unrecognized compensation cost.
Deferred Compensation and Ordinary Share Plan for Non-Employee Directors
The number of units credited to the accounts of non-employee directors for the years ended December 31, 2020, 2019 and 2018 under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors (the "Deferred Compensation Plan") were 7,204, 5,976 and 5,691, respectively.
Employee Share Purchase Plan
We provide an Employee Share Purchase Plan whereby eligible employees may purchase Enstar shares at a 15% discount to market price, in an amount of share value limited to the lower of $21,250 or 15% of the employee's base salary. The 15% discount is expensed as compensation cost. The number of shares issued to employees under the Employee Share Purchase Plan for the years ended December 31, 2020, 2019 and 2018 were 16,914, 15,269 and 14,183, respectively.
Pension Plans
We provide retirement benefits to eligible employees through various plans that we sponsor. Pension expense can be affected by changes in our employee headcount. The table below summarizes the expense related to our Defined Contribution Plans and our Defined Benefit Plan for the years ended December 31, 2020, 2019 and 2018.

	2020	2019	2018
Defined contribution plans	$11,791	$11,798	$11,434
Defined benefit plan	2,975	684	2,243
Total pension expense	$14,766	$12,482	$13,677

The increase in the 2020 defined benefit plan pension expense was driven by annuity purchases for partial risk transfer of certain plan liabilities. During 2020, an actuarial review was performed on the defined benefit plan, which determined that the plan’s unfunded liability, as of December 31, 2020 and 2019 was $6.9 million and $8.9 million, respectively. As of December 31, 2020 and 2019, we had an accrued liability of $6.9 million and $8.9 million, respectively, for this plan.

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
We have foreign operating subsidiaries and branch operations principally located in the United States, United Kingdom, Continental Europe and Australia that are subject to federal, foreign, state and local taxes in those jurisdictions. The undistributed earnings from our foreign subsidiaries will be indefinitely reinvested in those jurisdictions where the undistributed earnings were earned.
Deferred tax liabilities have not been accrued with respect to the undistributed earnings of our foreign subsidiaries. Generally, when earnings are distributed as dividends, withholding taxes may be imposed by the jurisdiction of the paying subsidiary. For our U.S. subsidiaries, we have not currently accrued any withholding taxes with respect to unremitted earnings because, solely for U.S. Federal income tax purposes, there are no accumulated positive earnings and profits that could be subject to U.S. dividend withholding tax. For our United Kingdom subsidiaries, there are no withholding taxes imposed as a matter of UK domestic tax law. For our other foreign subsidiaries, an insignificant amount of earnings is indefinitely reinvested; however, it would not be practicable to compute the related amounts of withholding taxes due to a variety of factors, including the amount, timing and manner of any repatriation. Because we operate in many jurisdictions, our net earnings are subject to risk due to changing tax laws and tax rates around the world. The current, rapidly changing economic environment may increase the likelihood of substantial changes to tax laws in the jurisdictions in which we operate.
Income Tax Expense
The following table presents earnings (loss) before income taxes by jurisdiction attributable to continuing operations, including earnings from equity method investments, for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Domestic (Bermuda)	$1,503,505	$576,338	$(232,743)
Foreign	231,444	356,878	15,293
Total earnings (loss) before income taxes attributable to continuing operations	$1,734,949	$933,216	$(217,450)

The following table presents our current and deferred income tax expense (benefit) attributable to continuing operations by jurisdiction for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Current:
Domestic (Bermuda)	$—	$—	$—
Foreign	15,232	16,330	(917)
	15,232	16,330	(917)
Deferred:
Domestic (Bermuda)	—	—	—
Foreign	8,595	(3,958)	(2,772)
	8,595	(3,958)	(2,772)
Total income tax expense (benefit) attributable to continuing operations	$23,827	$12,372	$(3,689)

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual effective income tax rate differs from the statutory rate of 0 percent under Bermuda law to earnings (loss) attributable to continuing operations before income taxes, including earnings (loss) from equity method investments for the years ended December 31, 2020, 2019 and 2018 as shown in the following reconciliation:

	2020	2019	2018
Earnings (loss) before income taxes	$1,734,949	$933,216	$(217,450)
Bermuda income taxes at statutory rate	0.0%	0.0%	0.0%
Foreign income tax rate differential	1.2%	8.6%	0.6%
Change in valuation allowance	0.1%	(7.2)%	(1.8)%
U.S. base erosion and anti-abuse tax	—%	0.3%	(0.3)%
Other	0.1%	(0.4)%	3.2%
Effective tax rate	1.4%	1.3%	1.7%
Our effective tax rate is generally driven by the geographical distribution of our pre-tax earnings between our taxable and non-taxable jurisdictions.
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities (included in other assets and other liabilities, respectively, on the consolidated balance sheet) reflect the tax effect of the differences between the financial statement carrying amount and the income tax bases of assets and liabilities. Significant components of the deferred tax assets and deferred tax liabilities as of December 31, 2020 and 2019 were as follows:

	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$141,459	$144,609
Insurance reserves	22,238	7,535
Unearned premiums	68	151
Provisions for bad debt	407	6,172
Defendant asbestos and environmental liabilities	121,006	140,000
Other deferred tax assets	16,696	3,230
Deferred tax assets	301,874	301,697
Valuation allowance	(118,229)	(117,390)
Deferred tax assets, net of valuation allowance	183,645	184,307

Deferred tax liabilities:
Unrealized gains on investments	(20,185)	(14,079)
Lloyd's underwriting profit taxable in future periods	(15,555)	(8,852)
Deferred policy acquisition cost	—	(8,267)
Other deferred tax liabilities	(9,242)	(13,390)
Deferred tax liabilities	(44,982)	(44,588)

Net deferred tax asset	$138,663	$139,719
Net Deferred Tax Asset (Liability) Balance by Major Jurisdiction:

	December 31,
	2020	2019
	Net Deferred Tax Asset	Net Deferred Tax Asset
United States	$156,730	$154,700
United Kingdom	(18,095)	(16,074)
Other	28	1,093
Total	$138,663	$139,719

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net Operating Loss Carryforwards:
As of December 31, 2020, we had net operating loss carryforwards that could be available to offset future taxable income, as follows:

Tax Jurisdiction	Loss Carryforwards	Tax effect	Expiration
Operating and Capital Loss Carryforwards:
United States - Net operating loss	$428,732	$90,034	2024-2038
United Kingdom	185,230	35,194	Indefinitely
Luxembourg	17,200	4,300	2035-2036
Other	48,683	11,931	Indefinitely
The U.S. and UK net operating loss carryforwards are also subject to certain utilization limitations and have been considered in management's assessment of Valuation Allowance.
Assessment of Valuation Allowance on Deferred Tax Assets
As of December 31, 2020 and 2019, we had deferred tax asset valuation allowances of $118.2 million and $117.4 million, respectively, related to foreign subsidiaries. We recorded a net increase of $0.8 million in our deferred tax valuation allowance primarily due to a change in deferred tax assets which management does not believe meet the "more likely than not" realization standard.
The realization of deferred tax assets is dependent on generating sufficient taxable income in future periods in which the tax benefits are deductible or creditable. The amount of the deferred tax asset considered realizable, however, could be revised in the future if estimates of future taxable income change. Income taxes are determined and assessed jurisdictionally by legal entity or by filing group. Certain jurisdictions require or allow combined or consolidated tax filings. We have estimated future taxable income of our foreign subsidiaries and provided a valuation allowance in respect of those assets where we do not expect to realize a benefit. We have considered all available evidence using a “more likely than not” standard in determining the amount of the valuation allowance. We considered the following evidence: (i) net earnings or losses in recent years; (ii) the future sustainability and likelihood of positive net earnings of our subsidiaries; (iii) the carryforward periods of tax losses including the effect of reversing temporary differences; and (iv) tax planning strategies, in making our determination. The assumptions used in determining future taxable income require significant judgment and any changes in these assumptions could have an impact on earnings.
Unrecognized Tax Benefits
During the years ended December 31, 2020, 2019 and 2018, there were no unrecognized tax benefits. There were no accruals for the payment of interest and penalties related to unrecognized tax benefits as of each of December 31, 2020, 2019 and 2018.
Open Tax Years
Our operating subsidiaries may be subject to audit by various tax authorities and may have different statutes of limitations expiration dates. Tax authorities may propose adjustments to our income taxes. Listed below are the tax years that remain subject to examination by a major tax jurisdiction as of December 31, 2020:

Major Tax Jurisdiction	Open Tax Years
United States	2017-2020
United Kingdom	2019-2020
Australia	2015-2020

21. RELATED PARTY TRANSACTIONS
Stone Point Capital LLC
Through several private transactions occurring from May 2012 to July 2012 and an additional private transaction that closed in May 2018, investment funds managed by Stone Point Capital LLC ("Stone Point") have acquired an aggregate of 1,635,986 of our Voting Ordinary Shares (which constitutes 8.8% of our outstanding Voting Ordinary Shares). On November 6, 2013, we appointed James D. Carey to our Board of Directors. Mr. Carey is the sole member of an entity that is one of four general partners of the entities serving as general partners for Trident, is a member of the investment committees of such general partners, and is a member and senior principal

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of Stone Point, the manager of the Trident funds.
On November 30, 2020, we completed the sale and recapitalization of StarStone U.S. to Core Specialty in a transaction described in Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations".
Pursuant to the terms of a Recapitalization Agreement entered into on August 13, 2020 among us, the Trident V Funds, which are advised by Stone Point, and the Dowling Funds (the "Recapitalization Agreement"), we agreed to exchange a portion of our indirect interest in Northshore, the holding company that owns Atrium and Arden, for all of the Trident V Funds’ indirect interest in StarStone U.S. (the “Exchange Transaction”), which is described in Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations."
Our interests in StarStone and Atrium are held through North Bay, which is a joint venture between us, the Trident V Funds and the Dowling Funds. As of December 31, 2020, we had an indirect 59.0% interest in North Bay and the Trident V Funds and the Dowling Funds owned 39.3% and 1.7%, respectively. North Bay owned 100% of StarStone Specialty Holdings Limited ("SSHL"), the holding company for the StarStone group, which included StarStone U.S. and StarStone International. North Bay also owned 92% of Northshore. North Bay also owns the preferred equity of three segregated cells within our wholly-owned subsidiary Fitzwilliam Insurance Limited (the “Fitzwilliam Cells”) that have provided reinsurance to StarStone and are considered part of StarStone International. Following the completion of the sale and recapitalization of StarStone U.S. and the Exchange Transaction, we now own 25.23% of Core Specialty on a fully diluted basis, which owns StarStone U.S., and 13.8% of Northshore, which continues to own Atrium and Arden. The Trident V Funds own 76.3% of Northshore, and the Dowling Funds own 0.4% of Core Specialty and 1.6% of Northshore. The Exchange Transaction had no impact on the ultimate ownership of SSHL, which continues to own StarStone International, with us, the Trident V Funds and the Dowling Funds retaining our and their prior ownership interests in SSHL of 59.0%, 39.3% and 1.7%, respectively.
In connection with the closing of the Exchange Transaction, we entered into amended and restated shareholders’ agreements with the Trident V Funds and the Dowling Funds with respect to our investment in SSHL and Northshore. With respect to SSHL, we have the right to designate three of five members of the SSHL board of directors and the Trident V Funds have the right to designate the other two members. The Trident V Funds also have certain customary rights as a minority shareholder to approve certain material matters and transactions. Each shareholder of SSHL must provide us and the Trident V Funds with a right of first offer to acquire its shares in SSHL if such shareholder wishes to sell them. Each shareholder will also have certain rights to participate in sales of SSHL shares by the other shareholders, and we have certain rights to cause the Trident V Funds and the Dowling Funds to sell their SSHL shares if we wish to sell control of SSHL or the StarStone International business.
Also pursuant to the terms of the shareholders’ agreement for SSHL, at any time after December 31, 2022, the Trident V Funds have the right to cause us to purchase their shares in SSHL at their fair market value, and the Dowling Funds have the right to participate in any such sale transaction initiated by the Trident V Funds. We would be entitled to pay the purchase price for such SSHL shares in cash or in unrestricted ordinary shares of Enstar that are then listed or admitted to trading on a national securities exchange. At any time after March 31, 2023, we will have the right to cause the Trident V Funds and the Dowling Funds to sell their shares in SSHL to us at their fair market value. We would be obligated to pay the purchase price for such SSHL shares in cash.
Pursuant to the terms of the shareholders’ agreement for Northshore, for so long as we own 50% or more of the Northshore shares we held upon the closing of the Exchange Transaction, we have the right to designate one member to the board of directors of Northshore and each of its material subsidiaries. Our shares in Northshore are subject to an 18-month restriction on transfer following the closing of the Exchange Transaction, after which the Trident V Funds have a right of first offer to acquire our shares in Northshore if we wish to sell them. We have certain rights to participate in sales of Northshore shares by the Trident V Funds, and the Trident V Funds have certain rights to cause us to sell our Northshore shares if the Trident V Funds wish to sell control of Northshore or the Atrium business. We, in partnership with StarStone's other shareholders, have previously completed transactions to provide capital support to StarStone in the form of:
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
As of December 31, 2020 and December 31, 2019, the RNCI on our balance sheet relating to these Trident co-investment transactions was $350.2 million and $420.5 million, respectively.
As of December 31, 2020, we had the following additional relationships with Stone Point and its affiliates:
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents the amounts included in our consolidated balance sheet related to our related party transactions with Stone Point and its affiliated entities:

	December 31, 2020	December 31, 2019
Short-term investments, AFS, at fair value	$878	$1,431
Fixed maturities, trading, at fair value	196,086	269,131
Fixed maturities, AFS, at fair value	227,397	160,303
Equities, at fair value	103,914	121,794
Other investments, at fair value:
Hedge funds	19,844	18,993
Fixed income funds	210,017	381,449
Private equity funds	37,262	34,858
CLO equities	38,658	32,560
CLO equity funds	166,523	87,509
Private Debt	27,016	16,312
Real estate fund	27,278	18,106
Total investments	1,054,873	1,142,446
Cash and cash equivalents	23,933	54,080
Other assets	403	10
Other liabilities	745	4,710
Net investment	$1,078,464	$1,191,826
The following table presents the amounts included in net earnings related to our related party transactions with Stone Point and its affiliated entities:

	2020	2019	2018
Net investment income	$16,325	$8,733	$7,424
Net realized and unrealized gains (losses)	23,750	26,631	207
Total net earnings	$40,075	$35,364	$7,631
KaylaRe
On December 15, 2016, KaylaRe completed an initial capital raise of $620.0 million. We originally owned 48.2% of KaylaRe's common shares and recorded our investment in KaylaRe using the equity method basis of accounting, pursuant to the conclusion that we were not required to consolidate following an analysis based on the guidance in ASC 810 - Consolidation.
On May 14, 2018, we completed a transaction to acquire all of the outstanding shares and warrants of KaylaRe, following the receipt of all required regulatory approvals. In consideration for the acquired shares and warrants of KaylaRe, we issued an aggregate of 2,007,017 ordinary shares, comprising 1,501,778 voting ordinary shares and 505,239 Series E non-voting ordinary shares to the shareholders of KaylaRe as follows: (i) 1,204,353 voting ordinary shares and 505,239 Series E Shares to a fund managed by Hillhouse Capital Management, Ltd.; (ii) 285,986 voting ordinary shares to Trident; and (iii) 11,439 voting ordinary shares to the minority shareholder. In addition, the Shareholders Agreement between Enstar and the other KaylaRe shareholders was effectively terminated. Effective May 14, 2018 we consolidated KaylaRe into our consolidated financial statements and any balances between KaylaRe and Enstar are now eliminated on consolidation. Refer to Note 3 - "Business Acquisitions" for additional information. Effective September 30, 2019, KaylaRe and KaylaRe Ltd. merged with Cavello Bay Reinsurance Limited, a wholly-owned subsidiary of the Company, with Cavello Bay Reinsurance Limited as the surviving company.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our consolidated statement of earnings for the year ended December 31, 2018 included the following balances related to transactions between us and KaylaRe and KaylaRe Ltd. up until May 14, 2018, the date of acquisition:

2018
Fee income due to Enstar Limited	$1,453

Transactions under KaylaRe-StarStone QS:
Ceded premium earned	(52,651)
Net incurred losses	31,654
Acquisition costs	18,774

Total net earnings (loss)	$(770)
Hillhouse
Investment funds managed by Hillhouse Capital (defined below) collectively own 9.4% of Enstar’s voting ordinary shares. These funds also own non-voting ordinary shares and warrants to purchase additional non-voting ordinary shares, which together with their voting ordinary shares, represent 16.6% economic interest in Enstar. The warrants, which expire in April 2021, permit these funds to acquire 175,901 Series C Non-Voting Ordinary Shares for an exercise price of $115.00 per share, subject to certain adjustments. From February 2017 to February 2021, Jie Liu, a partner of AnglePoint (defined below), served on our Board.
We have made significant direct investments in funds (the "Hillhouse Funds") managed by Hillhouse Capital Management, Ltd. and Hillhouse Capital Advisors, Ltd. (together, "Hillhouse Capital") and AnglePoint Asset Management Ltd., an affiliate of Hillhouse Capital ("AnglePoint"). As of December 31, 2020, the carrying value (i.e., the net asset value) of our direct investment in the InRe Fund, L.P. (the "InRe Fund"), which is managed by AnglePoint, was $2.4 billion (December 31, 2019: $918.6 million). The growth in the fund for the year ended December 31, 2020 was generated by significant unrealized investment gains during the year and an increase in our subscription to the fund of $300.0 million in June 2020. The InRe Fund qualifies as a variable interest entity and our maximum exposure to loss is the amount of our investment in the fund, as disclosed in the table below. As of December 31, 2020, the InRe Fund's assets were invested (5)% in net short fixed income securities, 20% in North American equities, 67% in international equities and 18% in financing, derivatives and other items. The derivatives in the InRe Fund are used for both hedging and investment purposes. The InRe Fund utilizes prime brokerage borrowing facilities and has also securitized certain letters of credit relating to intragroup reinsurances. We do not provide any financial support to the InRe Fund. Funds that employ leverage through borrowings and derivatives can generate outsized returns but can also experience greater levels of volatility.
As of December 31, 2020 and 2019, our equity method investee, Enhanzed Re, had investments in a fund managed by AnglePoint, as set forth in the table below.
Our consolidated balance sheet as of December 31, 2020 and 2019 included the following balances related to transactions with Hillhouse Capital and AnglePoint (as applicable):

	2020	2019
Investments in funds managed by AnglePoint, held by Enhanzed Re	$851,435	$327,799
Our ownership percentage of Enhanzed Re	47.4%	47.4%
Our share of investments in funds managed by AnglePoint held by Enhanzed Re (through our equity method investment ownership)	$403,580	$155,377

Investment in other funds managed by AnglePoint and Hillhouse:
InRe Fund	$2,365,158	$918,633
Other funds	369,508	232,968
	$2,734,666	$1,151,601
We incurred management and performance fees of $394.0 million, which is deducted from the Hillhouse Funds' reported NAV, for the year ended December 31, 2020 in relation to the investment in funds managed by Hillhouse Capital and AnglePoint as described above.
On February 21, 2021, we entered into a Termination and Release Agreement with InRe Fund, Hillhouse Capital, AnglePoint, and certain of their affiliates to terminate certain relationships, primarily with respect to InRe Fund, and to work collaboratively to effectuate the smooth transition of these changes. Pursuant to the Termination

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and Release Agreement, AnglePoint will cease to serve as the InRe Fund's investment manager on or prior to April 1, 2021 in connection with the intended purchase of AnglePoint’s Hong Kong affiliate (“AnglePoint HK”) by us or our designee from affiliates of Hillhouse Capital. As part of those transactions, AnglePoint will assign its investment management agreement with InRe Fund to AnglePoint HK. In connection with AnglePoint ceasing to serve as investment manager, affiliates of Hillhouse Capital agreed to a deduction of $100.0 million from amounts due to them from the InRe Fund and to waive their right to receive any performance fees that could have been earned for 2021. The Agreement also includes mutual releases of certain liabilities and obligations between Enstar and its affiliates on the one hand and Hillhouse and its affiliates on the other hand.
In the first quarter of 2021, as a result of the Termination and Release Agreement, we will re-evaluate our conclusions with regard to consolidation of the InRe Fund in accordance with the accounting for variable interest entities.
Monument Re
Monument Insurance Group Limited ("Monument Re") was established in October 2016 and Enstar has invested a total of $59.6 million in the common and preferred shares of Monument Re as of December 31, 2020 (December 31, 2019: $26.6 million). We own 20% of the common shares of Monument Re, as well as different classes of preferred shares which have fixed dividend yields, and which collectively represented a total economic interest of 23.0% as of December 31, 2020 (December 31, 2019: 23.5%). In connection with our investment in Monument Re, we entered into a Shareholders Agreement with the other shareholders and have accounted for our equity interest in Monument Re as an equity method investment since we have significant influence over its operating and financial policies.
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
Our investment in the common and preferred shares of Monument Re, which is included in equity method investments on our consolidated balance sheet, as of December 31, 2020 and 2019 was $193.7 million and $60.6 million, respectively.
During the twelve months ended December 31, 2020 and 2019 our share of net earnings on our investment in Monument Re was $88.3 million and $19.8 million, respectively. In addition, we received director fees from Monument Re of less than $0.1 million in connection with one of our representatives serving on Monument Re's board of directors during the twelve months ended December 31, 2020.
Clear Spring (formerly SeaBright)
Effective January 1, 2017, we sold SeaBright Insurance Company (“SeaBright Insurance”) to Clear Spring PC Acquisition Corp., a subsidiary of Delaware Life Insurance Company ("Delaware Life"). Following the sale, SeaBright Insurance was capitalized with $56.0 million of equity, with Enstar retaining a 20% indirect equity interest in SeaBright Insurance. Subsequently, SeaBright Insurance was renamed Clear Spring Property and Casualty Company ("Clear Spring"). Effective December 30, 2020, we sold our remaining interest in Clear Spring to Delaware Life for $12.2 million and recorded a gain on sale of $0.6 million in the fourth quarter of 2020. As a result, Clear Spring was not a related party as of December 31, 2020.
Prior to the sale, we accounted for our equity interest in Clear Spring as an equity method investment as we had significant influence over its operating and financial policies. Our investment in the common shares of Clear Spring which is included in equity method investments on our consolidated balance sheet, as of December 31, 2020 and 2019 was $0 and $10.6 million, respectively.
During the twelve months ended December 31, 2020 and 2019 our share of net earnings on our investment in Clear Spring was $1.0 million and $0.6 million, respectively.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As noted above, Clear Spring was not a related party as of December 31, 2020. Our consolidated balance sheet as of December 31, 2019 included the following balances between us and Clear Spring:

2019
Balances under StarStone ceding quota share included, in assets or liabilities held-for-sale:
Reinsurance balances recoverable on paid and unpaid losses	$22,812
Prepaid insurance premiums	51
Ceded payable	3,616
Ceded acquisition costs	21

Balances under assuming quota share:
Losses and LAE	6,135
Unearned reinsurance premiums	13
Funds held	8,611
Our consolidated statement of earnings for the years ended December 31, 2020, 2019 and 2018 included the following amounts between us and Clear Spring:

	2020	2019	2018
Transactions under StarStone ceding quota share, included in net earnings (loss) from discontinued operations:
Ceded premium earned	$122	$(14,994)	(29,520)
Net incurred losses and LAE	2,730	6,567	18,143
Acquisition costs	56	356	7,035

Transactions under assuming quota share:
Premium earned	(15)	3,749	7,380
Net incurred losses and LAE	1,014	(2,202)	(4,536)
Acquisition costs	11	(92)	(1,836)

Total net earnings (loss)	$3,918	$(6,616)	$(3,334)
AmTrust
In November 2018, pursuant to a Subscription Agreement with Evergreen Parent L.P. ("Evergreen"), K-Z Evergreen, LLC and Trident Pine Acquisition LP ("Trident Pine"), we purchased equity in Evergreen in the aggregate amount of $200.0 million. Evergreen is an entity formed by private equity funds managed by Stone Point and the Karfunkel-Zyskind family that acquired the 45% of the issued and outstanding shares of common stock of AmTrust that the Karfunkel-Zyskind Family and certain of its affiliates and related parties did not already own or control. The equity interest was in the form of equity securities issued at the same price and in the same proportion as the equity interest purchased by Trident Pine. In a second transaction in December 2019, Enstar acquired an additional $25.9 million of Evergreen securities from another investor.
Following the closing of the second transaction, Enstar owns 8.5% of the equity interest in Evergreen and Trident Pine owns 21.8%. Evergreen owns all of the equity interest in AmTrust. In addition, upon the successful closing of the transaction we received a fee of $3.3 million, half of which was received upon closing, and the other half was received on the first anniversary of the closing. The fee was recorded in full in other income within our consolidated statements of earnings for the year ended December 31, 2018.
Our indirect investment in the shares of AmTrust, carried in equities on our consolidated balance sheet, as of December 31, 2020 and 2019 was $230.3 million and $240.1 million, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents the amounts included in net earnings related to our related party transactions with AmTrust:

	2020	2019	2018
Net investment income	$7,365	$7,667	$299
Net realized and unrealized gains	(11,183)	10,086	—
Total net earnings	$(3,818)	$17,753	$299
Citco
In June 2018, we made a $50.0 million indirect investment in the shares of Citco III Limited ("Citco"), a fund administrator with global operations. As of December 31, 2020, we owned 31.9% of the common shares in HH CTCO Holdings Limited, which in turn owns 15.4% of the convertible preferred shares, amounting to a 6.2% interest in the total equity of Citco. Pursuant to an investment agreement and in consideration for participation therein, a related party of Hillhouse Capital provided us with investment support. In a private transaction that preceded our co-investment opportunity, certain Citco shareholders, including Trident, agreed to sell all or a portion of their interests in Citco. As of December 31, 2020, Trident owned 3.4% interest in Citco. Mr. Carey currently serves as an observer to the board of directors of Citco in connection with Trident's investment therein.
Our indirect investment in the shares of Citco, which is included in equity method investments on our consolidated balance sheet, as of December 31, 2020 and 2019 was $53.0 million and $51.7 million, respectively.
During the twelve months ended December 31, 2020 and 2019 our share of net earnings on our indirect investment in Citco was $2.2 million and $2.7 million, respectively.
Enhanzed Re
Enhanzed Re is a joint venture between Enstar, Allianz SE ("Allianz") and Hillhouse Capital that was capitalized in December 2018. Enhanzed Re is a Bermuda-based Class 4 and Class E reinsurer and will reinsure life, Non-life Run-off, and property and casualty insurance business, initially sourced from Allianz and Enstar. Enstar, Allianz and Hillhouse Capital affiliates have made equity investment commitments in the aggregate of $470.0 million to Enhanzed Re. Enstar owns 47.4% of the entity, Allianz owns 24.9%, and an affiliate of Hillhouse Capital owns 27.7%. As of December 31, 2020, Enstar contributed $154.1 million of its total capital commitment to Enhanzed Re and had an uncalled amount of $68.7 million. We have accounted for our equity interest in Enhanzed Re as an equity method investment as we have significant influence over its operating and financial policies.
Enstar acts as the (re)insurance manager for Enhanzed Re, for which it receives fee income recorded within fees and commission income, AnglePoint acts as the primary investment manager, and an affiliate of Allianz provides investment management services. Enhanzed Re writes business from affiliates of its operating sponsors, Allianz SE and Enstar. It also underwrites other business to maximize diversification by risk and geography.
Our investment in the common shares of Enhanzed Re, which is included in equity method investments on our consolidated balance sheet, as of December 31, 2020 and 2019 was $330.3 million and $182.9 million, respectively.
During the twelve months ended December 31, 2020 and 2019 our share of net earnings on our investment in Enhanzed Re was $147.3 million and $28.9 million, respectively.
We have ceded 10% of the Zurich and AXA transactions, as discussed in Note 4 - "Significant New Business," to Enhanzed Re on the same terms and conditions as those received by Enstar.
During the year ended December 31, 2020, one of our UK-based Non-life Run-off subsidiaries ceded $137.0 million of net loss reserves to Enhanzed Re. The reinsurance is on a funds held basis with fixed crediting rates.
Our consolidated balance sheet as of December 31, 2020 and 2019 included the following balances between us and Enhanzed Re:

	2020	2019
Balances under ceding quota share:
Reinsurance balances recoverable	$208,379	$59,601
Funds held	193,981	50,089
Insurance balances payables	1,276	1,443

Other assets	730	1,033

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our consolidated statement of earnings for the years ended December 31, 2020 and 2019 included the following amounts between us and Enhanzed Re:

	2020	2019
Amounts under ceding quota share:
Ceded premium earned	$(391)	$—
Net incurred losses and LAE	(5,977)	—
Acquisition costs	169	73
Net investment income	(4,272)	—
Net realized and unrealized gains	(740)	—
Other income	2,617	—
Fees and commission income	572	749
Total Net earnings	$(8,022)	$822

Change in unrealized gains (losses) on AFS investments	$(2,729)	$—
Core Specialty
Following the sale and recapitalization of StarStone U.S. as described in Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations," our investment in the common shares of Core Specialty, which is included in equity method investments on our consolidated balance sheet was $235.0 million as of December 31, 2020.
In connection with the sale and recapitalization of StarStone U.S. we entered into an LPT and ADC reinsurance agreement with respect to StarStone U.S.’ legacy reserves. Concurrent with the closing of the LPT and ADC reinsurance agreement, we entered into an ASA with StarStone U.S., through which one of our wholly-owned subsidiaries was appointed as an independent contractor to provide certain administrative services covering the business we assumed from StarStone U.S. through the LPT and ADC reinsurance agreement.
In addition, concurrent with the sale of StarStone U.S. to Core Specialty, one of our wholly-owned subsidiaries entered into a TSA with Core Specialty through which our subsidiary and Core Specialty agreed to provide certain transitional services to each other relating to the StarStone U.S. businesses, for a specified period of time.
On completion of the sale and recapitalization of StarStone U.S. on November 30, 2020, we received $235.0 million of Core Specialty shares and $51.5 million of cash. Subsequently, the cash component of the consideration has been determined to be $47.0 million. The surplus of $4.5 million is repayable to Core Specialty and is recorded within other liabilities.
Furthermore, there are existing reinsurance agreements whereby (i) certain of our subsidiaries provide reinsurance protection to StarStone U.S. ("the assuming reinsurances") and (ii) StarStone U.S. provides reinsurance protection to certain of our subsidiaries ("the ceding reinsurances"). These arrangements remain in place.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our consolidated balance sheet as of December 31, 2020 included the following balances between us and Core Specialty:

2020
Balances under assuming quota share, LPT and ADC reinsurances:
Funds held by reinsured companies	$58,086
Other assets	38,846
Losses and loss adjustment expenses	682,637
Insurance and reinsurance balances payable	24,806
Other liabilities	5,003

Balances under ceding reinsurances:
Reinsurance balances recoverable on paid and unpaid losses	1,736

Balances under service agreements:
Other assets	6,727
Other liabilities	328

Balances under sale and recapitalization agreement:
Other liabilities	4,512
Our consolidated statement of earnings for the year ended December 31, 2020 included the following amounts between us and Core Specialty:

2020
Transactions under assuming quota share, LPT and ADC reinsurances:
Net premiums earned	$76
Net incurred losses and loss adjustment expenses	(1,223)
Acquisition costs	458

Transactions under service agreements:
Fees and commission income	4,004

Total net earnings	$3,315

22. DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION
Parent Company Dividend Restrictions
There were no significant restrictions on the Parent Company's ability to pay dividends from retained earnings as of December 31, 2020. Bermuda law permits the payment of dividends if (i) we are not, or would not be after payment, unable to pay our liabilities as they become due and (ii) the realizable value of our assets is in excess of our liabilities after taking such payment into account. We have not historically declared a dividend on our ordinary shares. The issuance of our Series D and E Preferred Shares have resulted in the declaration of dividends. Holders of Series D and Series E Preferred Shares are entitled to receive, only when, as and if declared, non-cumulative cash dividends, paid quarterly in arrears on the 1st day of March, June, September and December of each year of 7.0% per annum. Refer to Note 17 - "Shareholders' Equity" for details regarding dividends on preferred shares.
The Bermuda Monetary Authority ("BMA") acts as group supervisor to Enstar. On an annual basis, we are required to file group statutory financial statements, a group statutory financial return, a group capital and solvency return, audited group financial statements and a Group Solvency Self-Assessment ("GSSA") with the BMA. The

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Our ability to pay dividends to our shareholders is dependent upon the ability of our (re)insurance subsidiaries to distribute capital and pay dividends to us. Our (re)insurance subsidiaries are subject to certain regulatory restrictions on the distribution of capital and payment of dividends in the jurisdictions in which they operate, as described below. The restrictions are generally based on net income or levels of capital and surplus as determined in accordance with the relevant statutory accounting practices. Failure of these subsidiaries to meet their applicable regulatory requirements could result in restrictions on any distributions of capital or retained earnings or stricter regulatory oversight of the subsidiaries.
Our ability to pay dividends and make other forms of distributions may also be limited by repayment obligations and financial covenants in our outstanding loan facility agreements.
Subsidiary Statutory Financial Information and Dividend Restrictions
Our (re)insurance subsidiaries prepare their statutory financial statements in accordance with statutory accounting practices prescribed or permitted by local regulators. Statutory and local accounting differs from U.S. GAAP, including in the treatment of investments, acquisition costs and deferred income taxes, amongst other items.
The statutory capital and surplus amounts for the years ended December 31, 2020 and 2019 and statutory net income amounts for the years ended December 31, 2020, 2019 and 2018 for our (re)insurance subsidiaries based in Bermuda, the United Kingdom, Australia, the United States and Continental Europe are summarized in the table below which includes information relating to acquisitions from the year of acquisition:

	Statutory Capital and Surplus
	Required		Actual		Statutory Income
	2020	2019	2020	2019	2020	2019	2018
Bermuda	$2,711,687	$2,138,395	$5,565,429	$4,016,663	$1,850,913	$643,683	$29,486
U.K.	803,685	837,104	1,224,208	1,532,751	43,219	154,644	(52,936)
U.S.	185,904	364,507	554,339	861,379	(67,477)	121,406	(75,005)
Europe	95,746	94,334	214,115	229,344	(983)	11,816	(17,611)
Australia	18,858	18,110	58,531	37,815	(1,722)	4,847	1,761
As of December 31, 2020, the total amount of net assets of our consolidated subsidiaries that were restricted was $3.8 billion.
Certain material aspects of these laws and regulations as they relate to solvency, dividends and capital and surplus are summarized below.
Bermuda
Our Bermuda-based (re)insurance subsidiaries are registered under the Insurance Act 1978 of Bermuda and related regulations, as amended (the "Insurance Act"). The Insurance Act imposes certain solvency and liquidity standards and auditing and reporting requirements and grants the BMA powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies.
The Insurance Act requires that our Bermuda-based (re)insurance subsidiaries maintain certain solvency and liquidity standards. The minimum liquidity ratio requires that the value of relevant assets not be less than 75% of the amount of relevant liabilities. The minimum solvency margin, which varies depending on the class of the insurer, is determined as a percentage of either net reserves for losses and LAE or premiums. Our Bermuda subsidiaries with commercial insurance licenses are required to maintain a minimum statutory capital and surplus (Enhanced Capital Requirement or "ECR") at least equal to the greater of a minimum solvency margin or the Bermuda Solvency Capital Requirement ("BSCR"). The BSCR is calculated based on a standardized risk-based capital model as provided by the BMA.
Each of our regulated Bermuda subsidiaries would be prohibited from declaring or paying any dividends if it were in breach of its minimum solvency margin or liquidity ratio or if the declaration or payment of such dividends

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
As of December 31, 2020 and 2019, each of our Bermuda-based (re)insurance subsidiaries exceeded their respective minimum solvency and liquidity requirements. The Bermuda (re)insurance subsidiaries in aggregate exceeded minimum solvency requirements by $2.9 billion as of December 31, 2020 (2019: $1.9 billion) and were in compliance with their liquidity requirements.
United Kingdom
U.K. Insurance Companies (non-Lloyd's)
Our U.K. based insurance subsidiaries are regulated by the U.K. Prudential Regulatory Authority (the "PRA") and the Financial Conduct Authority (the "FCA", together with the PRA, the "U.K. Regulator").
Our U.K.-based insurance subsidiaries are required to maintain adequate financial resources in accordance with the requirements of the U.K. Regulator. Insurers must comply with a Solvency Capital Requirement ("SCR"), which is calculated using either the Solvency II standard formula or a bespoke internal model. Our non-Lloyd's U.K. companies use the standard formula for determining compliance with the SCR.
The calculation of the minimum capital resources requirements in any particular case depends on, among other things, the type and amount of insurance business written and claims paid by the insurance company. As of December 31, 2020 and 2019, all of our U.K. insurance subsidiaries maintained capital in excess of the minimum capital resources requirements and complied with the relevant U.K. Regulator requirements. Our U.K.-based insurance subsidiaries, including our Lloyd's Syndicates described below, in aggregate, maintained capital in excess of the minimum capital resources requirements by $420.5 million and $695.6 million as of December 31, 2020 and 2019, respectively.
The U.K. Regulator’s rules require our U.K. insurance subsidiaries to obtain regulatory approval for any proposed or actual payment of a dividend. The U.K. Regulator uses the SCR, among other tests, when assessing requests to make distributions.
Lloyd’s
As of December 31, 2020, we participated in the Lloyd’s market through our interests in: (i) Atrium’s Syndicate 609, which is managed by Atrium Underwriters Limited, a Lloyd's managing agent; (ii) StarStone’s Syndicate 1301, which is managed by StarStone Underwriting Limited ("SUL"), a Lloyd’s managing agent; and (iii) Syndicate 2008, a wholly aligned syndicate that has permission to underwrite RITC business and other run-off or discontinued business type transactions with other Lloyd’s syndicates. We participated on each of the three syndicates through a single, wholly owned Lloyd’s corporate member. SUL serves as managing agent for Syndicate 2008. On November 17, 2020, we announced an agreement to sell SUL, together with the right to operate StarStone's Syndicate 1301; and on January 1, 2021, we sold the Atrium business. These transactions are discussed further in Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations."
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
United States
Our U.S. Non-life Run-off (re)insurance subsidiaries are subject to the insurance laws and regulations of the states in which they are domiciled, licensed and/or eligible to conduct business. These laws restrict the amount of dividends the subsidiaries can pay to us. The restrictions are generally based on statutory net income and/or certain levels of statutory surplus as determined in accordance with the relevant statutory accounting requirements of the individual domiciliary states or states in which any of the (re)insurance subsidiaries are commercially domiciled. Generally, prior regulatory approval must be obtained before an insurer may make a distribution above a specified

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
level.
The U.S. (re)insurance subsidiaries are also required to maintain minimum levels of solvency and liquidity as determined by law, and to comply with Risk-Based Capital ("RBC") requirements and licensing rules as specified by the National Association of Insurance Commissioners ("NAIC"). RBC is used to evaluate the adequacy of capital and surplus maintained by our U.S. (re)insurance subsidiaries in relation to three major risk areas associated with: (i) asset risk; (ii) insurance risk and (iii) other risks. For all of our U.S. (re)insurance subsidiaries, with the exception of one subsidiary which has a permitted accounting practice to treat an adverse development cover reinsurance agreement as prospective reinsurance, there are no prescribed or permitted statutory accounting practices that differ significantly from the statutory accounting principles established by NAIC.
As of December 31, 2020, all of our U.S. non-life (re)insurance subsidiaries exceeded their required levels of risk-based capital. On an aggregate basis, our U.S. non-life (re)insurance subsidiaries exceeded their minimum levels of risk-based capital as of December 31, 2020 by $362.2 million (2019: $488.3 million).
Europe
Our Liechtenstein insurance subsidiary (StarStone Insurance SE) is regulated by the Liechtenstein Financial Market Authority ("FMA") pursuant to the Liechtenstein Insurance Supervisory Act. This subsidiary is obligated to maintain a minimum solvency margin based on the Solvency II regulations. As of December 31, 2020, this subsidiary exceeded the Solvency II requirements by $97.6 million (2019: $119.0 million). The amount of dividends that this subsidiary is permitted to distribute is restricted to freely distributable reserves, which consist of retained earnings, the current year profit and legal reserves. Any dividend exceeding the current year profit requires the FMA’s approval. Solvency and capital requirements for this subsidiary are based on the Solvency II framework and must continue to be met following any distribution.
Our Belgian insurance subsidiary files financial statements and returns with the National Bank of Belgium. This subsidiary was in compliance with its solvency and capital requirements under Solvency II.
Australia
The Company’s Australian insurance subsidiary is regulated and subject to prudential supervision by the Australian Prudential Regulation Authority (“APRA”). APRA is the primary regulatory body responsible for regulating compliance with the Insurance Act 1973. APRA’s prudential standards require that all insurers maintain and meet prescribed capital adequacy requirements designed to ensure that insurers to meet their insurance obligations under a wide range of scenarios.
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
Credit risk exists in relation to (re)insurance balances recoverable on paid and unpaid losses. We remain liable to the extent that counterparties do not meet their contractual obligations and, therefore, we evaluate and monitor concentration of credit risk among our (re)insurers.
We are also subject to credit risk in relation to funds held by reinsured companies. Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds may be placed into trust or subject to other security arrangements. However,

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us. As of December 31, 2020, we had a significant funds held concentration of $955.0 million to one reinsured company which has financial strength credit ratings of A+ from A.M. Best and AA from S&P.
We limit the amount of credit exposure to any one counterparty and none of our counterparty credit exposures, excluding U.S. government instruments and the counterparty noted above, exceeded 10% of shareholders’ equity as of December 31, 2020. Our credit exposure to the U.S. government was $1.4 billion as of December 31, 2020.
Legal Proceedings
We are, from time to time, involved in various legal proceedings in the ordinary course of business, including litigation and arbitration regarding claims. Estimated losses relating to claims arising in the ordinary course of business, including the anticipated outcome of any pending arbitration or litigation are included in the liability for losses and LAE in our consolidated balance sheets. In addition to claims litigation, we may be subject to other lawsuits and regulatory actions in the normal course of business, which may involve, among other things, allegations of underwriting errors or omissions, employment claims or regulatory activity. We do not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material effect on our business, results of operations or financial condition. We anticipate that, similar to the rest of the (re)insurance industry, we will continue to be subject to litigation and arbitration proceedings in the ordinary course of business, including litigation generally related to the scope of coverage with respect to asbestos and environmental and other claims.
Unfunded Investment Commitments
As of December 31, 2020, we had unfunded commitments of $975.5 million to other investments, $68.7 million to equity method investments and $5.0 million to fixed maturity investments.
Guarantees
As of December 31, 2020 and 2019, parental guarantees and capital instruments supporting subsidiaries' insurance obligations were $1.5 billion and $1.0 billion, respectively. We also guarantee the Junior Subordinated Notes and the FAL facility, which are described in Note 15 - "Debt Obligations and Credit Facilities."
Redeemable Noncontrolling Interest
We have the right to purchase the RNCI interests from the RNCI holders at certain times in the future (each such right, a "call right") and the RNCI holders have the right to sell their RNCI interests to us at certain times in the future (each such right, a "put right"). Pursuant to the Exchange Transaction described in Note 21 - "Related Party Transactions" we exchanged a portion of our indirect interest in Northshore, the holding company that owns Atrium and Arden, for all of the Trident V Funds' indirect interest in StarStone U.S. on January 1, 2021. Following the closing of the Exchange Transaction, we have maintained a call right over the portion of SSHL owned by the Trident V Funds and the Dowling Funds, and they will maintain put rights to transfer those interests to us.
Leases
We have recognized a right-of-use asset and an offsetting lease liability on our consolidated balance sheets, relating primarily to office space and facilities that we have leased to conduct our business operations. On an ongoing basis we determine whether an arrangement is a lease or contains a lease at inception and also complete an assessment to determine the classification of each lease as either a finance lease or an operating lease. Our leases are all currently classified as operating leases.
Our leases have remaining lease terms of one year to 36 years, some of which include options to extend the lease term for up to five years and some of which include options to terminate the lease within one year. We consider these options in determining the lease term used to establish our right-of-use assets and lease liabilities. Renewal options that we believe we are likely to exercise are considered when determining lease terms. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Since a majority of our leases do not provide an implicit discount rate, we use our collateralized incremental borrowing rate in determining the present value of lease payments.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below provides the lease cost and other information relating to our operating leases for the years ended December 31, 2020 and 2019:

	2020	2019
Lease cost:
Operating lease cost	$12,720	$13,627
Short-term lease cost(1)	246	—
Total lease cost	12,966	13,627
Sub-lease income(2)	(553)	(542)
Total net lease cost	$12,413	$13,085

Other information:
Operating cash paid for amounts included in the measurement of lease liabilities	$13,421	$11,129
Non-cash activity: right-of-use assets relating to leases	295	57,536
Weighted-average remaining lease term	6.1 years	6.3 years
Weighted-average discount rate	6.5%	6.3%
(1) Leases with an initial lease term of twelve months or less are not recognized within our consolidated balance sheets.
(2) Sub-lease income consists of rental income received from third parties to whom we have sub-leased some of our leased office spaces and is included within other income in our consolidated statements of earnings.
Lease expense for the year ended December 31, 2018 was $11.3 million, relating to office space and facilities that we leased to conduct our business operations.
The table below provides a summary of the operating leases recorded on our consolidated balance sheets for the years ended December 31, 2020 and 2019:

	Balance sheet classification	2020	2019
Right-of-use assets (1) (2)	Other assets	$32,297	$46,747
Current lease liabilities (2)	Other liabilities	7,959	11,403
Non-current lease liabilities (2)	Other liabilities	27,064	34,785
(1) Following our decision to put the StarStone International operations into orderly run-off effective June 10, 2020, we recorded total impairment charges of $3.5 million on the right-of-use assets relating to certain StarStone International operating leases as of December 31, 2020.
(2) The right-of-use assets and the total lease liability balances exclude balances of $1.0 million and $0.8 million respectively, related to Atrium which have been reclassified to held-for-sale balances on our consolidated balance sheet as of December 31, 2020.
The table below provides a summary of the contractual maturities of our operating lease liabilities:

	2021	2022	2023	2024	2025	2026 and beyond	Total lease payments	Less: Imputed interest	Present value of lease liabilities
Contractual maturities	$9,774	8,099	7,267	5,561	4,534	8,577	43,812	(8,789)	$35,023

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
24. SEGMENT INFORMATION
We have three reportable segments of business that are each managed, operated and separately reported: (i) Non-life Run-off; (ii) Atrium; and (iii) StarStone. Our other activities, which do not qualify as a reportable segment, include our corporate expenses, debt servicing costs, holding company income and expenses, foreign exchange and other miscellaneous items. These segments are described in Note 1 - "Description of Business."
As discussed in Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations," the strategic transactions related to our Atrium and StarStone segments will enable us to focus on our core Non-life Run-off business. We will review and assess our segment structure in 2021 to reflect the changes to the StarStone and Atrium segments in the fourth quarter of 2020 and the first quarter of 2021, respectively.
The following tables set forth selected and consolidated statement of earnings results by segment for the years ended December 31, 2020, 2019, and 2018:

	2020
	Non-life Run-off	Atrium	StarStone	Other	Total
Gross premiums written	$5,191	$206,656	$326,695	$13,441	$551,983

Net premiums written	$2,987	$183,194	$233,202	$13,441	$432,824

Net premiums earned	$58,695	$175,393	$318,115	$19,889	$572,092
Net incurred losses and LAE	(44,995)	(87,226)	(266,738)	(16,967)	(415,926)
Acquisition costs	(20,177)	(59,611)	(90,797)	(435)	(171,020)
Operating expenses	(200,990)	(13,078)	(81,853)	—	(295,921)
Underwriting income (loss)	(207,467)	15,478	(121,273)	2,487	(310,775)
Net investment income	282,048	5,542	27,443	(12,216)	302,817
Net realized and unrealized gains	1,627,526	4,165	10,328	—	1,642,019
Fees and commission income	19,462	22,984	—	—	42,446
Other income (losses)	99,940	131	3,734	(2,673)	101,132
Corporate expenses	(97,727)	(21,522)	(42,011)	(44,298)	(205,558)
Interest income (expense)	(67,195)	—	(2,110)	9,997	(59,308)
Net foreign exchange gains (losses)	(13,214)	4,327	(10,140)	2,634	(16,393)
EARNINGS (LOSS) BEFORE INCOME TAXES	1,643,373	31,105	(134,029)	(44,069)	1,496,380
Income tax expense	(17,412)	(4,122)	(902)	(1,391)	(23,827)
Earnings from equity method investments	238,569	—	—	—	238,569
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	1,864,530	26,983	(134,931)	(45,460)	1,711,122
Net earnings from discontinued operations, net of income taxes	—	—	16,251	—	16,251
NET EARNINGS (LOSS)	1,864,530	26,983	(118,680)	(45,460)	1,727,373
Net (earnings) loss attributable to noncontrolling interest	1,597	(11,059)	37,133	—	27,671
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR	1,866,127	15,924	(81,547)	(45,460)	1,755,044
Dividends on preferred shares	—	—	—	(35,700)	(35,700)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$1,866,127	$15,924	$(81,547)	$(81,160)	$1,719,344

Underwriting ratios:
Loss ratio		49.7%	83.8%
Acquisition expense ratio		34.0%	28.5%
Operating expense ratio		7.5%	25.8%
Combined ratio		91.2%	138.1%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2019
	Non-life Run-off	Atrium	StarStone	Other	Total
Gross premiums written	$(25,069)	$192,373	$472,815	$18,534	$658,653

Net premiums written	$(25,338)	$172,356	$379,523	$18,512	$545,053

Net premiums earned	$168,496	$164,059	$451,112	$20,380	$804,047
Net incurred losses and LAE	(51,625)	(77,276)	(469,240)	(16,038)	(614,179)
Acquisition costs	(73,642)	(56,956)	(109,369)	(642)	(240,609)
Operating expenses	(199,756)	(14,452)	(60,627)	—	(274,835)
Underwriting income (loss)	(156,527)	15,375	(188,124)	3,700	(325,576)
Net investment income	275,236	7,049	34,396	(8,410)	308,271
Net realized and unrealized gains	968,350	6,195	31,572	5,849	1,011,966
Fees and commission income	18,293	10,160	—	—	28,453
Other income	34,809	140	329	1,792	37,070
Corporate expenses	(70,689)	(13,825)	(7,790)	(45,945)	(138,249)
Interest income (expense)	(62,055)	—	(475)	9,989	(52,541)
Net foreign exchange gains (losses)	9,918	(504)	(1,505)	3	7,912
EARNINGS (LOSS) BEFORE INCOME TAXES	1,017,335	24,590	(131,597)	(33,022)	877,306
Income tax expense	(7,250)	(4,033)	(1,004)	(85)	(12,372)
Earnings (losses) from equity method investments	56,128	—	(218)	—	55,910
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	1,066,213	20,557	(132,819)	(33,107)	920,844
Net earnings from discontinued operations, net of income taxes	—	—	7,375	—	7,375
NET EARNINGS (LOSS)	1,066,213	20,557	(125,444)	(33,107)	928,219
Net (earnings) loss attributable to noncontrolling interest	(6,409)	(8,432)	24,711	—	9,870
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR	1,059,804	12,125	(100,733)	(33,107)	938,089
Dividends on preferred shares	—	—	—	(35,914)	(35,914)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$1,059,804	$12,125	$(100,733)	$(69,021)	$902,175

Underwriting ratios:
Loss ratio		47.1%	104.0%
Acquisition expense ratio		34.7%	24.2%
Operating expense ratio		8.8%	13.5%
Combined ratio		90.6%	141.7%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2018
	Non-life Run-off	Atrium	StarStone	Other	Total
Gross premiums written	$(8,910)	$171,494	$622,570	$32,378	$817,532

Net premiums written	$(9,217)	$153,488	$478,009	$32,067	$654,347

Net premiums earned	$9,427	$146,315	$515,163	$24,874	$695,779
Net incurred losses and LAE	306,067	(69,810)	(543,080)	(16,899)	(323,722)
Acquisition costs	(4,006)	(50,646)	(120,517)	(2,686)	(177,855)
Operating expenses	(158,731)	(17,777)	(98,137)	—	(274,645)
Underwriting income (loss)	152,757	8,082	(246,571)	5,289	(80,443)
Net investment income	226,287	5,686	27,000	2,725	261,698
Net realized and unrealized losses	(381,712)	(3,251)	(12,320)	(10,249)	(407,532)
Fees and commission income	16,466	18,622	—	—	35,088
Other income (losses)	35,978	162	(550)	(1,517)	34,073
Corporate expenses	(39,093)	(6,921)	—	(28,127)	(74,141)
Interest income (expense)	(30,616)	—	(103)	5,023	(25,696)
Net foreign exchange gains (losses)	2,534	(3,394)	(2,832)	1,048	(2,644)
EARNINGS (LOSS) BEFORE INCOME TAXES	(17,399)	18,986	(235,376)	(25,808)	(259,597)
Income tax benefit (expense)	3,581	(3,732)	3,892	(52)	3,689
Earnings from equity method investments	42,147	—	—	—	42,147
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	28,329	15,254	(231,484)	(25,860)	(213,761)
Net earnings from discontinued operations, net of income taxes	—	—	1,489	—	1,489
NET EARNINGS (LOSS)	28,329	15,254	(229,995)	(25,860)	(212,272)
Net (earnings) loss attributable to noncontrolling interest	(3,107)	(6,257)	71,415	—	62,051
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR	25,222	8,997	(158,580)	(25,860)	(150,221)
Dividend on preferred shares	—	—	—	(12,133)	(12,133)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$25,222	$8,997	$(158,580)	$(37,993)	$(162,354)

Underwriting ratios:
Loss ratio		47.7%	105.4%
Acquisition expense ratio		34.6%	23.4%
Operating expense ratio		12.2%	19.1%
Combined ratio		94.5%	147.9%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Gross Premiums Written by Geographical Area
The following table summarizes our gross premiums written for the year ended December 31, 2020 by geographic area. Geographic distribution in future years is subject to variation based upon market conditions and business strategies.

	Non-life Run-off		Atrium		StarStone		Other		Total
	Total	%	Total	%	Total	%	Total	%	Total	%
	(In thousands of U.S. dollars, except percentages)
United States	$4,969	95.7	$103,411	50.1	$61,104	18.7	$13,441	100.0	$182,925	33.2
United Kingdom	(229)	(4.4)	14,054	6.8	105,057	32.2	—	—	118,882	21.5
Europe	1,615	31.1	19,705	9.5	62,181	19.0	—	—	83,501	15.1
Asia	—	—	7,834	3.8	60,262	18.4	—	—	68,096	12.3
Rest of World	(1,164)	(22.4)	61,652	29.8	38,091	11.7	—	—	98,579	17.9
Total	$5,191	100.0	$206,656	100.0	$326,695	100.0	$13,441	100.0	$551,983	100.0
Assets by Segment
Invested assets are managed on a subsidiary by subsidiary basis, and investment income and realized and unrealized gains (losses) on investments are recognized in each segment as earned. Our total assets as of December 31, 2020 and 2019 by segment and for our other activities were as follows:

	2020	2019
Assets by Segment:
Non-life Run-off (1)	$19,062,400	$15,775,409
Atrium (2)	615,778	580,405
StarStone	2,583,247	3,985,137
Other	(614,141)	(514,852)
Total assets	$21,647,284	$19,826,099
(1) The total assets within the Non-life Run-off segment include assets of $95.5 million related to Arden's operations that have been included within Northshore's held-for-sale assets in Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" and Discontinued Operations."
(2) The total assets within the Atrium segment are all included within Northshore's held-for-sale assets in Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations".

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
25. UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

	December 31,		September 30,		June 30,		March 31,
	2020	2019	2020	2019	2020	2019	2020	2019
INCOME
Net premiums earned	$108,146	$185,336	$161,724	$175,802	$142,871	$190,962	$159,351	$251,947
Fees and commission income	14,121	9,522	10,787	6,437	10,010	6,017	7,528	6,477
Net investment income	61,530	76,847	72,130	81,502	94,443	74,271	74,714	75,651
Net realized and unrealized gains (losses)	803,467	153,477	500,005	145,060	967,608	260,669	(629,061)	452,760
Other income (losses)	33,372	21,703	48,404	822	(1,087)	8,831	20,443	5,714
	1,020,636	446,885	793,050	409,623	1,213,845	540,750	(367,025)	792,549
EXPENSES
Net incurred losses and loss adjustment expenses	76,248	48,068	109,686	163,258	186,692	146,554	43,300	256,299
Acquisition costs	38,202	78,417	37,708	33,310	49,067	51,081	46,043	77,801
General and administrative expenses	142,394	116,780	115,828	97,365	144,830	100,676	98,427	98,263
Interest expense	16,872	13,519	15,003	14,950	14,018	13,036	13,415	11,036
Net foreign exchange losses (gains)	15,018	12,186	8,156	(13,665)	5,158	(2,579)	(11,939)	(3,854)
	288,734	268,970	286,381	295,218	399,765	308,768	189,246	439,545
EARNINGS (LOSS) BEFORE INCOME TAXES	731,902	177,915	506,669	114,405	814,080	231,982	(556,271)	353,004
Income tax benefit (expense)	1,468	12,893	(13,915)	(13,465)	(16,652)	(7,698)	5,272	(4,102)
Earnings (losses) from equity method investments	85,844	11,722	149,065	17,703	(8,790)	17,713	12,450	8,772
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	819,214	202,530	641,819	118,643	788,638	241,997	(538,549)	357,674
Net earnings (loss) from discontinued operations, net of income taxes	15,441	(4,666)	4,031	7,916	(1,152)	(3,943)	(2,069)	8,068
NET EARNINGS (LOSS)	834,655	197,864	645,850	126,559	787,486	238,054	(540,618)	365,742
Net (earnings) loss attributable to noncontrolling interest	(3,131)	4,900	(21,912)	109	19,992	2,713	32,722	2,148
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR	831,524	202,764	623,938	126,668	807,478	240,767	(507,896)	367,890
Dividends on preferred shares	(8,925)	(8,925)	(8,925)	(8,925)	(8,925)	(8,925)	(8,925)	(9,139)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$822,599	$193,839	$615,013	$117,743	$798,553	$231,842	$(516,821)	$358,751

Earnings (loss) per ordinary share attributable to Enstar ordinary shareholders:
Basic:
Net earnings (loss) from continuing operations	$37.91	$9.15	$28.39	$5.26	$37.06	$10.90	$(23.93)	$16.49
Net earnings (loss) from discontinued operations	0.33	(0.13)	0.11	0.22	(0.03)	(0.11)	(0.05)	0.22
Basic	$38.24	$9.02	$28.50	$5.48	$37.03	$10.79	$(23.98)	$16.71
Diluted(1):
Net earnings (loss) from continuing operations	$37.47	$9.02	$28.13	$5.21	$36.68	$10.81	$(23.93)	$16.35
Net earnings (loss) from discontinued operations	0.32	(0.13)	0.11	0.21	(0.03)	(0.11)	(0.05)	0.22
Net earnings (loss) per ordinary share	$37.79	$8.89	$28.24	$5.42	$36.65	$10.70	$(23.98)	$16.57
(1) During a period of loss, the basic weighted average ordinary shares outstanding is used in the denominator of the diluted loss per ordinary share computation as the effect of including potentially dilutive securities would be anti-dilutive.

SCHEDULE I
ENSTAR GROUP LIMITED
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2020
(Expressed in thousands of U.S. Dollars)

Type of investment	Cost (1)	Fair Value	Amount at which shown in the balance sheet
Short-term and fixed maturity investments — Trading and short-term and fixed maturity investments within funds held - directly managed:(2)
U.S. government and agency	$219,487	$233,050	$233,050
U.K. government	34,494	37,508	37,508
Other government	321,306	352,026	352,026
Corporate	3,353,054	3,749,383	3,749,383
Municipal	116,588	132,637	132,637
Residential mortgage-backed	219,360	225,074	225,074
Commercial mortgage-backed	554,639	577,602	577,602
Asset-backed	349,941	339,675	339,675
Total	5,168,869	5,646,955	5,646,955
Short-term and fixed maturity investments — AFS:(2)
U.S. government and agency	715,527	717,998	717,998
U.K. government	12,494	13,574	13,574
Other government	142,459	150,127	150,127
Corporate	1,873,184	1,937,349	1,937,349
Municipal	28,881	30,032	30,032
Residential mortgage-backed	326,268	328,871	328,871
Commercial mortgage-backed	273,516	276,488	276,488
Asset-backed	199,467	199,610	199,610
Total	3,571,796	3,654,049	3,654,049
Equities(3)	444,570	512,557	512,557
Other investments, at fair value(4)	982,770	982,770	982,770
Total	$10,168,005	$10,796,331	$10,796,331
(1)Original cost of fixed maturity securities is reduced by repayments and adjusted for amortization of premiums or accretion of discounts.
(2)The difference in the amount of fixed maturities shown at fair value and the fixed maturities shown in our consolidated balance sheet relates to the fair value of $18.2 million as of December 31, 2020 for our investment in fixed maturities issued by affiliates of Stone Point. Refer to Note 21 - "Related Party Transactions" of the notes to the consolidated financial statements.
(3)The difference in the amount of equities shown at fair value and the equities shown in our consolidated balance sheet relates to the fair value of $77.1 million as of December 31, 2020 for our investment in a registered investment company affiliated with entities owned by Trident, $26.9 million as a co-investor alongside Stone Point and a $230.3 million investment in AmTrust. Refer to Note 21 - "Related Party Transactions" of the notes to the consolidated financial statements.
(4)The difference in the amount of other investments shown at fair value and the other investments shown in our consolidated balance sheet relates to the fair value of $3.3 billion as of December 31, 2020 for our other investments in funds or companies owned by or affiliated with certain related parties. Refer to Note 21 - "Related Party Transactions" of the notes to the consolidated financial statements.

SCHEDULE II
ENSTAR GROUP LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Balance Sheets - Parent Company Only
As of December 31, 2020 and 2019

	2020	2019
	(in thousands of U.S. dollars, except share data)
ASSETS
Cash and cash equivalents	$7,872	$4,568
Balances due from subsidiaries	18,951	134,897
Investments in subsidiaries	7,887,255	6,050,197
Other assets	8,047	6,391
TOTAL ASSETS	$7,922,125	$6,196,053
LIABILITIES
Debt obligations	$903,447	$1,191,207
Balances due to subsidiaries	300,987	135,532
Other liabilities	43,296	27,131
TOTAL LIABILITIES	1,247,730	1,353,870
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Ordinary shares (par value $1 each, issued and outstanding 2020: 22,085,232; 2019: 21,511,505):
Voting Ordinary Shares (issued and outstanding 2020: 18,575,550; 2019: 18,001,823)	18,576	18,002
Non-voting convertible ordinary Series C Shares (issued and outstanding 2020 and 2019: 2,599,672)	2,600	2,600
Non-voting convertible ordinary Series E Shares (issued and outstanding 2020 and 2019: 910,010)	910	910
Preferred Shares:
Series C Preferred Shares (issued and held in treasury 2020 and 2019: 388,571)	389	389
Series D Preferred Shares (issued and outstanding 2020 and 2019: 16,000)	400,000	400,000
Series E Preferred Shares (issued and outstanding 2020 and 2019: 4,400)	110,000	110,000
Treasury shares, at cost (Series C Preferred Shares 2020 and 2019: 388,571)	(421,559)	(421,559)
Joint Share Ownership Plan (voting ordinary shares, held in trust 2020: 565,630; 2019: 0)	(566)	—
Additional paid-in capital	1,836,074	1,836,778
Accumulated other comprehensive income	80,659	7,171
Retained earnings	4,647,312	2,887,892
Total Enstar Group Limited Shareholders’ Equity	6,674,395	4,842,183
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,922,125	$6,196,053
See accompanying notes to the Condensed Financial Information of Registrant

SCHEDULE II
ENSTAR GROUP LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

Statements of Earnings - Parent Company Only
For the Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
	(in thousands of U.S. dollars)
INCOME
Net investment income	$1,680	$3,649	$142
	1,680	3,649	142
EXPENSES
General and administrative expenses	45,689	44,964	68,977
Interest expense	51,739	51,508	27,353
Net foreign exchange losses (gains)	(2,655)	(21,516)	7,655
	94,773	74,956	103,985
EARNINGS (LOSSES) BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(93,093)	(71,307)	(103,843)
Equity in undistributed earnings (losses) of subsidiaries - continuing operations	1,831,886	1,002,021	(47,867)
Equity in undistributed earnings (losses) of subsidiaries - discontinued operations	16,251	7,375	1,489
NET EARNINGS	1,755,044	938,089	(150,221)
Dividends on preferred shares	(35,700)	(35,914)	(12,133)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$1,719,344	$902,175	$(162,354)
See accompanying notes to the Condensed Financial Information of Registrant

Statements of Comprehensive Income - Parent Company Only
For the Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
	(in thousands of U.S. dollars)
NET EARNINGS	$1,755,044	$938,089	$(150,221)
OTHER COMPREHENSIVE INCOME (LOSS) RELATING TO SUBSIDIARIES, NET OF TAX	73,488	(3,269)	(27)
COMPREHENSIVE INCOME	$1,828,532	$934,820	$(150,248)
See accompanying notes to the Condensed Financial Information of Registrant

SCHEDULE II
ENSTAR GROUP LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

Statements of Cash Flows - Parent Company Only
For the Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
	(in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$117,220	$(128,462)	$(128,382)
INVESTING ACTIVITIES:
Dividends and return of capital from subsidiaries	44,000	65,500	101,000
Contributions to subsidiaries	(26,000)	(240,382)	(660,339)
Net cash flows provided by (used in) investing activities	18,000	(174,882)	(559,339)
FINANCING ACTIVITIES:
Net proceeds from the issuance of preferred shares	—	—	495,357
Dividends on preferred shares	(35,700)	(35,914)	(12,133)
Repurchase of shares	(26,006)	—	—
Repayment of loans	(449,210)	(219,000)	(898,633)
Receipt of loans	379,000	547,613	1,115,885
Net cash flows provided by (used in) financing activities	(131,916)	292,699	700,476
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,304	(10,645)	12,755
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,568	15,213	2,458
CASH AND CASH EQUIVALENTS, END OF YEAR	$7,872	$4,568	$15,213
See accompanying notes to the Condensed Financial Information of Registrant

Notes to the Condensed Financial Information of Registrant
The Condensed Financial Information of Registrant should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in Part II - Item 8 of this Annual Report on Form 10-K. Our wholly-owned and majority owned subsidiaries are recorded based upon our proportionate share of our subsidiaries' net assets (similar to presenting them on the equity method).
Net investment income relates to interest on loans to subsidiaries. For the years ended December 31, 2020, 2019, and 2018, interest paid was $46.5 million, $46.5 million, and $25.1 million, respectively.
Investing activities in the Condensed Statements of Cash Flows primarily represents the flow of funds to and from subsidiaries to provide cash on hand to fund business acquisitions and significant new business.
Non-Cash investing activities during the years ended December 31, 2020, 2019, and 2018, included:
i.$130.0 million, $0 and $0, respectively, for dividends and return of capital from subsidiaries. In 2020, these transactions were to settle intercompany balances, resulting in a net reduction in balances due to subsidiaries and a decrease in investments in subsidiaries.
ii.$0, $0 and $414.8 million, respectively, for contributions to subsidiaries. In 2018, these transactions represented the contribution of the acquired outstanding shares and warrants of KaylaRe Holdings, Ltd, to another subsidiary company.
As of December 31, 2020 and 2019, parental guarantees and capital support instruments supporting subsidiaries' insurance obligations were $1.5 billion and $1.0 billion, respectively. In addition, as of December 31, 2020 and 2019, there were $210.0 million and $252.0 million, respectively, of unsecured letters of credit for Funds at Lloyd's which have a parental guarantee. Furthermore, as of December 31, 2020, we also guarantee the Junior Subordinated Notes issued in 2020 for an aggregate principal amount of $350.0 million.
As of December 31, 2020 and 2019, retained earnings were $4,647.3 million and $2,887.9 million, respectively, an increase of $1,759.4 million. This increase was primarily attributable to the net earnings of $1,719.3 million.

SCHEDULE III
ENSTAR GROUP LIMITED
SUPPLEMENTARY INSURANCE INFORMATION
(Expressed in thousands of U.S. Dollars)

	As of December 31,				Year ended December 31,
	Deferred Acquisition Costs	Reserves for Losses and Loss Adjustment Expenses	Unearned Premiums	Policy Benefits for Life and Annuity Contracts	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses and Policy Benefits	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
2020
Non-life Run-off (1)	$22,736	$9,235,082	$71,629	$—	$58,695	$282,048	$44,995	$20,177	$298,717	$2,987
Atrium (1)	—	—	—	—	175,393	5,542	87,226	59,611	34,600	183,194
StarStone	21,439	1,327,956	191,502	—	318,115	27,443	266,738	90,797	123,864	233,202
Other	264	30,244	11,550	—	19,889	(12,216)	16,967	435	44,298	13,441
Total	$44,439	$10,593,282	$274,681	$—	$572,092	$302,817	$415,926	$171,020	$501,479	$432,824
2019
Non-life Run-off	$41,753	$8,295,361	$129,715	$—	$168,496	$275,236	$51,625	$73,642	$270,445	$(25,338)
Atrium	22,184	231,672	80,863	—	164,059	7,049	77,276	56,956	28,277	172,356
StarStone	52,188	1,318,294	305,116	—	451,112	34,396	469,240	109,369	68,417	379,523
Other	388	23,077	17,998	—	20,380	(8,410)	16,038	642	45,945	18,512
Total	$116,513	$9,868,404	$533,692	$—	$804,047	$308,271	$614,179	$240,609	$413,084	$545,053
2018
Non-life Run-off	$4,378	$7,540,662	$136,023	$—	$9,427	$226,287	$(306,067)	$4,006	$197,824	$(9,217)
Atrium	20,355	241,284	70,429	—	146,315	5,686	69,810	50,646	24,698	153,488
StarStone	62,161	1,247,989	382,605	—	515,163	27,000	543,080	120,517	98,137	478,009
Other	364	18,861	17,002	105,080	24,874	2,725	16,899	2,686	28,127	32,067
Total	$87,258	$9,048,796	$606,059	$105,080	$695,779	$261,698	$323,722	$177,855	$348,786	$654,347
(1) As of December 31, 2020, the assets and liabilities of Northshore, the holding company which owns Atrium and Arden (a Non-life Run-off subsidiary), were classified as held-for-sale. Deferred acquisition costs, reserves for losses and loss adjustment expenses and unearned premiums for Northshore were $24.0 million, $254.1 million and $91.4 million, respectively. Refer to Note 5 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" for further information.

SCHEDULE IV
ENSTAR GROUP LIMITED
REINSURANCE
For the Years Ended December 31, 2020, 2019 and 2018
(Expressed in thousands of U.S. Dollars)

	Gross	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

2020
Premiums earned:
Property and casualty	$542,119	$(157,826)	$187,799	$572,092	32.8%
Total premiums earned	$542,119	$(157,826)	$187,799	$572,092

2019
Life insurance in force	$725,293	$(65,795)	$—	$659,498	—%
Premiums earned:
Property and casualty	679,212	(145,460)	269,023	802,775	33.5%
Life and annuities	1,295	(23)	—	1,272	—%
Total premiums earned	$680,507	$(145,483)	$269,023	$804,047

2018
Life insurance in force	$855,366	$(84,603)	$—	$770,763	—%
Premiums earned:
Property and casualty	539,169	(166,308)	319,052	691,913	46.1%
Life and annuities	3,892	(26)	—	3,866	—%
Total premiums earned	$543,061	$(166,334)	$319,052	$695,779

SCHEDULE V
ENSTAR GROUP LIMITED
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2020, 2019 and 2018
(Expressed in thousands of U.S. Dollars)

	Balance at Beginning of Year	Charged to costs and expenses	Charged to other accounts (1)	Deductions (2)	Balance at End of Year
December 31, 2020
Reinsurance balances recoverable on paid and unpaid losses:
Allowance for estimated uncollectible reinsurance	$147,639	$—	$124	$(10,641)	$137,122
Insurance balances recoverable:
Allowance for estimated uncollectible insurance	3,818	—	1,006	—	4,824
Valuation allowance for deferred tax assets	117,390	3,854	—	(3,015)	118,229

December 31, 2019
Reinsurance balances recoverable on paid and unpaid losses:
Allowance for estimated uncollectible reinsurance	156,732	—	111	(9,204)	147,639
Insurance balances recoverable:
Allowance for estimated uncollectible insurance	—	—	3,818	—	3,818
Valuation allowance for deferred tax assets	212,113	2,792	—	(97,515)	117,390

December 31, 2018
Reinsurance balances recoverable on paid and unpaid losses:
Allowance for estimated uncollectible reinsurance	165,213	—	(1,837)	(6,644)	156,732
Valuation allowance for deferred tax assets	188,300	(2,492)	18,000	8,305	212,113
(1)The 2020 amount includes $3.0 million for the cumulative effect of change in accounting principle.
(2)Credited to the related asset account.

SCHEDULE VI
ENSTAR GROUP LIMITED
SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
As of and for the years ended December 31, 2020, 2019 and 2018
(Expressed in thousands of U.S. Dollars)

	As of December 31,			Year ended December 31,
Affiliation with Registrant	Deferred Acquisition Costs	Reserves for Unpaid Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses Incurred		Net Paid Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Net Premiums Written
						Current Year	Prior Year
Consolidated Subsidiaries
2020	$44,439	$10,593,282	$274,681	$572,092	$302,817	$405,178	$10,748	$(1,485,489)	$171,020	$432,824
2019	116,513	9,868,404	533,692	802,775	307,775	580,074	34,105	(1,788,470)	240,432	543,781
2018	87,258	9,048,796	606,059	691,912	260,120	533,081	(209,359)	(1,334,786)	177,855	650,484

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2020. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the SEC's rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on that evaluation, we have concluded that we maintained effective internal control over financial reporting as of December 31, 2020.
KPMG Audit Limited, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K, audited our internal control over financial reporting as of December 31, 2020 and their attestation report on our internal control over financial reporting appears below.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Enstar Group Limited:

Opinion on Internal Control Over Financial Reporting
We have audited Enstar Group Limited’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedules I to VI (collectively, the consolidated financial statements), and our report dated March 1, 2021 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 1, 2021

PART II (CONTINUED)
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
All information required by Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K is incorporated by reference from the definitive proxy statement for our 2021 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2020 pursuant to Regulation 14A.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
See Item 10 herein.
PART IV

 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements and Financial Statement Schedules: see Item 8 in Part II of this report.
(b)Exhibits: see accompanying exhibit index that precedes the signature page of this report.
 ITEM 16. FORM 10-K SUMMARY
Omitted at Company's option.

Exhibit Index

Exhibit No.	Description
2.1s	Master Transaction Agreement, dated as of August 31, 2018, by and among Enstar Group Limited, Enstar Holdings (US) LLC and Maiden Holdings North America, Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on September 4, 2018).

3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K/A filed on May 2, 2011).

3.2	Fifth Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 13, 2019).

3.3	Certificate of Designations for the Series B Convertible Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 9, 2013).

3.4	Certificate of Designations of Series C Participating Non-Voting Perpetual Preferred Stock of Enstar Group Limited, dated as of June 13, 2016 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on June 17, 2016).

3.5	Certificate of Designations of Series D Perpetual Non-Cumulative Preferred Shares of Enstar Group Limited, dated as of June 27, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 27, 2018).

3.6	Certificate of Designations of Series E Perpetual Non-Cumulative Preferred Shares of Enstar Group Limited, dated as of November 21, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 21, 2018).

4.1	Senior Indenture, dated as of March 10, 2017, between Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on March 10, 2017).

4.2	First Supplemental Indenture, dated as of March 10, 2017, between Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on March 10, 2017).

4.3	Second Supplemental Indenture, dated as of March 26, 2019, between Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 26, 2019).

4.4	Third Supplemental Indenture, dated as of May 28, 2019, between Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 28, 2019).

4.5	Junior Subordinated Indenture, dated as of August 26, 2020, among Enstar Finance LLC, Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to exhibit 4.1 to the Company's Form 8-K filed on August 26, 2020).

4.6	First Supplemental Indenture, dated as of August 26, 2020, among Enstar Finance LLC, Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on August 26, 2020).

4.7	Deposit Agreement, dated as of June 27, 2018, between Enstar Group Limited and American Stock Transfer (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on June 27, 2018).

4.8	Deposit Agreement, dated as of November 21, 2018, between Enstar Group Limited and American Stock Transfer (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on November 21, 2018).

4.9	Description of Securities (incorporated by reference to Exhibit 4.7 to the Company's Form 10-K filed on February 27, 2020).

10.1	Form of Warrant (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on April 21, 2011).

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

10.7+	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form S-3 (No. 333-151461) initially filed on June 5, 2008).

10.8+	Amended and Restated Employment Agreement, dated as of January 21, 2020, by and between Enstar Group Limited and Dominic F. Silvester (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 27, 2020).

10.9+	Amended and Restated Employment Agreement, dated as of January 21, 2020, by and between Enstar Group Limited and Paul J. O’Shea (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 27, 2020).

10.10+	Amended and Restated Employment Agreement, dated January 21, 2020, by and between Enstar Group Limited and Orla M. Gregory (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 27, 2020).

10.11+	Employment Agreement, dated December 28, 2017, by and between Enstar Group Limited and Guy Bowker (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 4, 2018).

10.12*+	Employment Agreement, dated August 21, 2020, by and between Enstar Group Limited and Zachary Wolf.

10.13+	Employment Agreement, dated January 8, 2018, by and between Enstar Group Limited and Paul M.J. Brockman (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 8, 2019).

10.14+	Employment Agreement, dated September 9, 2016, by and between Enstar Group Limited and Nazar Alobaidat (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K filed on February 27, 2020).

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

10.18+
Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the proxy statement/prospectus that forms a part of the Company’s Form S-4 declared effective December 15, 2006).

10.19+	First Amendment to Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 6, 2007).

10.20+	Form of Award Agreement under the Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 6, 2007).

10.21+	Form of Stock Appreciation Right Award Agreement pursuant to the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 11, 2014).

10.22+	Form of Restricted Stock Award Agreement pursuant to the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed on August 11, 2014).

10.23+	Enstar Group Limited Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 2, 2019).

10.24+	Form of Restricted Stock Award Agreement under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 5, 2016).

10.25+
Form of Stock Appreciation Right Award Agreement under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on August 5, 2016).

10.26+
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

10.28+	Form of Performance Stock Unit Award Agreement (2018) under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 8, 2017).

10.29+	Form of Performance Stock Unit Award Agreement (3-Year Cycle) (2020) under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on January 27, 2020).

10.30+
Form of Performance Stock Unit Award Agreement (Annual Cycle) (2020) under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K filed on February 27, 2020).

10.31+
Form of Restricted Stock Unit Award Agreement (2020) under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K filed on February 27, 2020).

10.32+	Joint Share Ownership Agreement, dated January 21, 2020, by and among Enstar Group Limited, Dominic F. Silvester and Zedra Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 27, 2020).

10.33+	Enstar Group Limited Amended and Restated Employee Share Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 8, 2016).

10.34+	Amended and Restated Enstar Group Limited 2019-2021 Annual Incentive Program (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K filed on March 1, 2019).

10.35s
Recapitalization Agreement, dated as of August 13, 2020, by and among North Bay Holdings Limited, Enstar Group Limited, Kenmare Holdings Ltd., Trident V, L.P., Trident V Parallel Fund, L.P., Trident V Professionals Fund, L.P., Dowling Capital Partners I, L.P., Capital City Partners LLC, and StarStone Specialty Holdings Limited (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on August 17, 2020).

10.36
Voting and Shareholders' Agreement, dated as of January 1, 2021, among StarStone Specialty Holdings Limited, Kenmare Holdings Ltd., Trident V, L.P., Trident V Parallel Fund, L.P., Trident V Professionals Fund, L.P., Dowling Capital Partners I, L.P., and Capital City Partners LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on January 4, 2021).

10.37
Third Amended and Restated Shareholders' Agreement, dated as of January 1, 2021, among Northshore Holdings Limited, Trident V, L.P., Trident V Parallel Fund, L.P., Trident V Professionals Fund, L.P., Kenmare Holdings Ltd., Dowling Capital Partners I, L.P., Capital City Partners LLC, Atrium Nominees Limited, and the other Persons who from time to time become a party thereto (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on January 1, 2021).

10.38	Exchange Agreement, dated as of February 2, 2018, by and among Enstar Group Limited, KaylaRe Holdings, Ltd., HH KaylaRe Holdings, Ltd., Hillhouse Fund III, L.P., Trident V, L.P., Trident V Parallel Fund, L.P, Trident V Professionals Fund, L.P., Souris Partners and Cavello Bay Reinsurance Limited (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 8, 2018).

10.39	Master Agreement, dated March 1, 2019, by and among Enstar Group Limited, Maiden Holdings, Ltd. and Maiden Reinsurance Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 8, 2019).

10.40	Amendment to Master Agreement, dated June 28, 2019, by and among Enstar Group Limited, Maiden Holdings, Ltd. and Maiden Reinsurance Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 6, 2019).

10.41	Subscription Agreement, dated as of December 11, 2018, by and between Cavello Bay Reinsurance Limited and Enhanzed Reinsurance Limited (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K filed on March 1, 2019).

10.42s	Stock Purchase Agreement, dated as of June 10, 2020, by and among StarStone Finance Limited, Core Specialty Insurance Holdings, Inc., and North Bay Holdings Limited (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 11, 2020).

10.43	Revolving Credit Agreement, dated as of August 16, 2018, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, Barclays Bank PLC, Wells Fargo Bank, National Association and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 21, 2018).

10.44	First Amendment to Revolving Credit Agreement, dated as of December 19, 2018, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, Barclays Bank PLC, Wells Fargo Bank, National Association and each of the lenders party thereto (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K filed on March 1, 2019).

10.45*	Second Amendment to Revolving Credit Agreement, dated as of November 25, 2020, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, Barclays Bank PLC, Wells Fargo Bank, National Association, and each of the lenders party thereto.

10.46	Letter of Credit Facility Agreement, dated as of August 5, 2019, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, London Branch, The Bank of Nova Scotia and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 7, 2019).

10.47	First Amendment to Letter of Credit Facility Agreement, dated as of December 9, 2019, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, London Branch, The Bank of Nova Scotia and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 11, 2019).

10.48	Second Amendment to Letter of Credit Facility Agreement, dated as of June 3, 2020, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, London Branch, The Bank of Nova Scotia and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 9, 2020).

10.49*	Third Amendment to Letter of Credit Facility Agreement, dated as of November 25, 2020, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, London Branch, The Bank of Nova Scotia and each of the lenders party thereto.

10.50*s	Termination and Release Agreement, dated as of February 21, 2021, by and among Enstar Group Limited and certain of its subsidiaries and Hillhouse Capital Management, Ltd. and certain of its affiliates.

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG Audit Limited.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8 of this Annual Report on Form 10-K.

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted as Inline XBRL (included in Exhibit 101).
_______________________________
*     filed herewith
** furnished herewith
+     denotes management contract or compensatory arrangement
s    certain of the schedules and similar attachments are not filed but Enstar Group Limited undertakes to furnish a copy of the schedules or similar attachments to the SEC upon request

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2021.

ENSTAR GROUP LIMITED

By:	/S/ DOMINIC F. SILVESTER
Dominic F. Silvester Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2021.

Signature	Title

/s/ ROBERT J. CAMPBELL Robert J. Campbell	Chairman and Director

/s/ DOMINIC F. SILVESTER Dominic F. Silvester	Chief Executive Officer and Director

/s/ GUY BOWKER Guy Bowker	Chief Financial Officer (signing in his capacity as principal financial officer and principal accounting officer)

/s/ PAUL J. O’SHEA Paul J. O’Shea	President and Director

/s/ B. FREDERICK BECKER B. Frederick Becker	Director

/s/ JAMES D. CAREY James D. Carey	Director

/s/ SUSAN L. CROSS Susan L. Cross	Director

/s/ HANS-PETER GERHARDT Hans-Peter Gerhardt	Director

/s/ MYRON HENDRY Myron Hendry	Director

/s/ HITESH PATEL Hitesh Patel	Director

/s/ POUL A. WINSLOW Poul A. Winslow	Director