Form 10-Q
period 2021-03-31
Enstar Group LTD
filed 2021-05-07
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As at May 5, 2021, the registrant had outstanding 18,597,598 voting ordinary shares and 3,599,272 non-voting convertible ordinary shares, each par value $1.00 per share.

Enstar Group Limited
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2021

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2021 (unaudited) and December 31, 2020

	March 31, 2021	December 31, 2020
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$11,944	$5,129
Short-term investments, available-for-sale, at fair value (amortized cost: 2021 — $89,585; 2020 — $263,750; net of allowance: 2021 — $0; 2020 — $0)	89,637	263,795
Fixed maturities, trading, at fair value	4,310,958	4,594,892
Fixed maturities, available-for-sale, at fair value (amortized cost: 2021 — $4,604,273; 2020 — $3,312,891; net of allowance: 2021 — $12,538; 2020 — $322)	4,567,490	3,395,100
Funds held - directly managed	1,016,531	1,074,890
Equities, at fair value	1,098,568	846,795
Other investments, at fair value	4,519,046	4,244,034
Equity method investments	938,618	832,295
Total investments (Note 4 and Note 10)	16,552,792	15,256,930
Cash and cash equivalents	562,328	901,152
Restricted cash and cash equivalents	433,365	471,964
Premiums receivable	420,944	405,793
Reinsurance balances recoverable on paid and unpaid losses (net of allowance: 2021 — $138,765; 2020 — $137,122) (Note 6)	1,559,481	1,568,333
Reinsurance balances recoverable on paid and unpaid losses, at fair value (Note 6 and Note 10)	490,814	520,830
Insurance balances recoverable (net of allowance: 2021 — $5,272; 2020 — $4,824) (Note 9)	248,010	249,652
Funds held by reinsured companies	662,645	635,819
Other assets	1,129,413	925,533
Assets held-for-sale (Note 3)	—	711,278
TOTAL ASSETS	$22,059,792	$21,647,284

LIABILITIES
Losses and loss adjustment expenses (Note 8)	$9,150,038	$8,140,362
Losses and loss adjustment expenses, at fair value (Note 8 and Note 10)	2,277,382	2,452,920
Defendant asbestos and environmental liabilities (Note 9)	691,557	706,329
Insurance and reinsurance balances payable	610,323	494,412
Debt obligations (Note 13)	1,363,515	1,373,259
Other liabilities	1,018,743	942,905
Liabilities held-for-sale (Note 3)	—	483,657
TOTAL LIABILITIES	15,111,558	14,593,844

COMMITMENTS AND CONTINGENCIES (Note 20)

REDEEMABLE NONCONTROLLING INTEREST (Note 14)	174,803	365,436

SHAREHOLDERS’ EQUITY (Note 15)
Ordinary shares (par value $1 each, issued and outstanding 2021: 22,195,159; 2020: 22,085,232):
Voting Ordinary shares (issued and outstanding 2021: 18,595,887; 2020: 18,575,550)	18,596	18,576
Non-voting convertible ordinary Series C Shares (issued and outstanding 2021: 2,689,262; 2020: 2,599,672)	2,690	2,600
Non-voting convertible ordinary Series E Shares (issued and outstanding 2021 and 2020: 910,010)	910	910
Preferred Shares:
Series C Preferred Shares (issued and held in treasury 2021 and 2020: 388,571)	389	389
Series D Preferred Shares (issued and outstanding 2021 and 2020: 16,000)	400,000	400,000
Series E Preferred Shares (issued and outstanding 2021 and 2020: 4,400)	110,000	110,000
Treasury shares, at cost (Series C Preferred shares 2021 and 2010: 388,571)	(421,559)	(421,559)
Joint Share Ownership Plan (voting ordinary shares, held in trust 2021 and 2020: 565,630)	(566)	(566)
Additional paid-in capital	1,836,792	1,836,074
Accumulated other comprehensive income (loss)	(17,715)	80,659
Retained earnings	4,831,239	4,647,312
Total Enstar Shareholders’ Equity	6,760,776	6,674,395
Noncontrolling interest (Note 14)	12,655	13,609
TOTAL SHAREHOLDERS’ EQUITY	6,773,431	6,688,004
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	$22,059,792	$21,647,284
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
For the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$92,876	$159,351
Fees and commission income	9,598	7,528
Net investment income	62,089	74,714
Net realized and unrealized losses	(20,788)	(629,061)
Other income	551	20,444
Net gain on sale of subsidiaries	14,894	—
	159,220	(367,024)
EXPENSES
Net incurred losses and loss adjustment expenses	(55,507)	43,300
Acquisition costs	34,014	46,043
General and administrative expenses	83,000	98,428
Interest expense	16,179	13,415
Net foreign exchange (gains) losses	2,634	(11,939)
	80,320	189,247
EARNINGS (LOSS) BEFORE INCOME TAXES	78,900	(556,271)
Income tax benefit	5,982	5,272
Earnings from equity method investments	118,031	12,450
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	202,913	(538,549)
Net loss from discontinued operations, net of income taxes	—	(2,069)
NET EARNINGS (LOSS)	202,913	(540,618)
Net (earnings) loss attributable to noncontrolling interest	(10,791)	32,722
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR	192,122	(507,896)
Dividends on preferred shares	(8,925)	(8,925)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$183,197	$(516,821)

Earnings (loss) per ordinary share attributable to Enstar:
Basic:
Net earnings (loss) from continuing operations	$8.50	$(23.93)
Net loss from discontinued operations	—	(0.05)
Net earnings (loss) per ordinary share	$8.50	$(23.98)
Diluted:
Net earnings (loss) from continuing operations	$8.38	$(23.93)
Net loss from discontinued operations	—	(0.05)
Net earnings (loss) per ordinary share	$8.38	$(23.98)
Weighted average ordinary shares outstanding:
Basic	21,562,341	21,549,844
Diluted	21,852,324	21,779,906

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020
	(expressed in thousands of U.S. dollars)
NET EARNINGS (LOSS)	$202,913	$(540,618)

Other comprehensive income (loss), net of income taxes:
Unrealized losses on fixed income available-for-sale investments arising during the period	(111,274)	(58,735)
Reclassification adjustment for change in allowance for credit losses recognized in net earnings	12,025	13,212
Reclassification adjustment for net realized (gains) losses included in net earnings	(594)	212
Reclassification to earnings on disposal of subsidiary	475	—
Unrealized losses arising during the period, net of reclassification adjustments	(99,368)	(45,311)
Cumulative currency translation adjustment	1,418	(686)
Total other comprehensive loss	(97,950)	(45,997)

Comprehensive income (loss)	104,963	(586,615)
Comprehensive (income) loss attributable to noncontrolling interest	(11,216)	36,892
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSTAR	$93,747	$(549,723)

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
For the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020
	(expressed in thousands of U.S. dollars)
Share Capital — Voting Ordinary Shares
Balance, beginning of period	$18,576	$18,002
Issue of shares	38	701
Shares repurchased	(18)	(93)
Balance, end of period	$18,596	$18,610
Share Capital — Non-Voting Convertible Ordinary Series C Shares
Balance, beginning of period	$2,600	$2,600
Exercise of warrants	90	—
Balance, end of period	$2,690	$2,600
Share Capital — Non-Voting Convertible Ordinary Series E Shares
Balance, beginning and end of period	$910	$910
Share Capital — Series C Convertible Participating Non-Voting Preferred Shares
Balance, beginning and end of period	$389	$389
Share Capital — Series D Preferred Shares
Balance, beginning and end of period	$400,000	$400,000
Share Capital — Series E Preferred Shares
Balance, beginning and end of period	$110,000	$110,000
Treasury Shares (Series C Preferred Shares)
Balance, beginning and end of period	$(421,559)	$(421,559)
Joint Share Ownership Plan — Voting Ordinary Shares, Held in Trust
Balance, beginning of period	$(566)	$—
Issue of shares	—	(566)
Balance, end of period	$(566)	$(566)
Additional Paid-in Capital
Balance, beginning of period	$1,836,074	$1,836,778
Repurchase of voting ordinary shares	(2,252)	(1,251)
Exercise of warrants	(90)	—
Shares repurchased	(4,207)	(12,433)
Amortization of share-based compensation	7,267	2,704
Balance, end of period	$1,836,792	$1,825,798
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$80,659	$7,171
Cumulative currency translation adjustment
Balance, beginning of period	7,876	8,548
Change in currency translation adjustment	743	(686)
Balance, end of period	8,619	7,862
Defined benefit pension liability
Balance, beginning and end of period	207	(945)
Unrealized gains (losses) on available-for-sale investments
Balance, beginning of period	72,576	(432)
Change in unrealized gains (losses) on available-for-sale investments	(99,117)	(41,141)
Balance, end of period	(26,541)	(41,573)
Balance, end of period	$(17,715)	$(34,656)
Retained Earnings
Balance, beginning of period	$4,647,312	$2,887,892
Net earnings (loss)	202,913	(540,618)
Net (earnings) loss attributable to noncontrolling interest	(10,791)	32,722
Dividends on preferred shares	(8,925)	(8,925)
Change in redemption value of redeemable noncontrolling interests	730	10,150
Cumulative effect of change in accounting principle	—	(6,148)
Balance, end of period	$4,831,239	$2,375,073
Noncontrolling Interest (excludes Redeemable Noncontrolling Interest)
Balance, beginning of period	$13,609	$14,168
Net loss attributable to noncontrolling interest	(954)	(763)
Balance, end of period	$12,655	$13,405
Total Shareholders' Equity	$6,773,431	$4,290,004
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings (loss)	$202,913	$(540,618)
Net loss from discontinued operations, net of income taxes	—	2,069
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Realized gains on sale of investments	(6,139)	(3,211)
Unrealized losses on investments	26,927	632,272
Depreciation and other amortization	17,778	10,643
Earnings from equity method investments	(118,031)	(12,450)
Sales and maturities of trading securities	615,466	773,664
Purchases of trading securities	(634,492)	(284,858)
Net gain on sale of subsidiaries	(14,894)	—
Other non-cash items	1,863	2,760
Changes in:
Reinsurance balances recoverable on paid and unpaid losses	38,392	57,116
Funds held by reinsured companies	(26,826)	(417,732)
Losses and loss adjustment expenses	836,782	(15,539)
Defendant asbestos and environmental liabilities	(14,772)	(24,969)
Insurance and reinsurance balances payable	120,513	66,159
Premiums receivable	(17,487)	(40,388)
Other operating assets and liabilities	(219,133)	(98,858)
Net cash flows provided by operating activities	808,860	106,060
INVESTING ACTIVITIES:
Sale of subsidiaries, net of cash sold	(232,269)	—
Sales and maturities of available-for-sale securities	834,672	438,214
Purchase of available-for-sale securities	(1,875,753)	(690,950)
Purchase of other investments	(176,021)	(159,909)
Proceeds from other investments	62,025	85,566
Net cash flows used in investing activities	(1,387,346)	(327,079)
FINANCING ACTIVITIES:
Dividends on preferred shares	(8,925)	(8,925)
Repurchase of shares	(4,225)	(12,526)
Receipt of loans	20,000	364,000
Repayment of loans	(30,000)	(14,000)
Net cash flows provided by (used in) financing activities	(23,150)	328,549
DISCONTINUED OPERATIONS CASH FLOWS:
Net cash flows provided by operating activities	—	50,710
Net cash flows used in investing activities	—	(59,758)
Net cash flows from discontinued operations	—	(9,048)
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	1,013	6,717
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(600,623)	105,199
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,373,116	971,349
NET CHANGE IN CASH OF BUSINESSES HELD FOR SALE	223,200	9,048
CASH AND CASH EQUIVALENTS, END OF PERIOD	$995,693	$1,085,596

Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$1,564	$10,660
Interest paid	$19,097	$9,747

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	562,328	747,304
Restricted cash and cash equivalents	433,365	338,292
Cash, cash equivalents and restricted cash	$995,693	$1,085,596
In addition to the cash flows presented above, for the period ended March 31, 2021 our noncash financing activities included distributions to redeemable noncontrolling interest ("RNCI") totaling $202.1 million and the issuance of 89,590 shares following the exercise of 175,901 warrants on a noncash basis. For the period ended March 31, 2021 our noncash investing activities included: the receipt of other investments as consideration totaling $51.7 million; unsettled purchases and sales of AFS and other investments of $103.1 million and $9.4 million, respectively; and contributions of $481.3 million to other investments, fully funded through the redemption of other investments totaling $381.3 million and a $100.0 million reduction in investment fees. Refer to Note 3 – “Divestitures, Held-for-Sale Businesses, and Discontinued Operations”, Note 14 - "Noncontrolling Interest", and Note 19 - "Related Party Transactions".
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular information expressed in thousands of U.S. dollars except share and per share data)
1. SIGNIFICANT ACCOUNTING POLICIES
Basis of Preparation
These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements reflect all adjustments consisting of normal recurring items considered necessary for a fair presentation under U.S. GAAP. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. All significant inter-company transactions and balances have been eliminated. In these notes, the terms "we," "us," "our," "Enstar," or "the Company" refer to Enstar Group Limited and its consolidated subsidiaries. Certain prior period amounts have been reclassified to conform to the current period presentation as described in further detail in Note 3 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations." These reclassifications had no impact on net earnings.
During the first quarter of 2021, we revised our segment structure and as a result restated the prior period comparatives to conform with the current period presentation. Refer to Note 21 - "Segment Information" for further information.
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
New Accounting Standards Adopted in 2021
Accounting Standards Update ("ASU") 2020-08 – Codification Improvements to Subtopic 310-20 - Receivables - Nonrefundable Fees and Other Costs
In October 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-08 to clarify that an entity should re-evaluate whether a callable debt security is within the scope of Accounting Standards Codification ("ASC") 310-20-35-33 during each reporting period. All entities are required to apply the amendments in this ASU on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The adoption of ASU 2020-08 did not have a material impact on our consolidated financial statements and the related disclosures.
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
We early adopted the amendments in ASU 2020-06 as of January 1, 2021 and that adoption did not have an impact on our consolidated financial statements and the related disclosures.
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
The adoption of ASU 2020-01 did not have an impact on our consolidated financial statements and disclosures.
ASU 2019-12 - Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12 which removes certain exceptions for (1) recognizing deferred taxes for investments, (2) performing intraperiod tax allocation, and (3) calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating income taxes to a legal entity that is not subject to income taxes. The adoption of ASU 2019-12 did not have any impact on our consolidated financial statements and disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
Note 2 - "Significant Accounting Policies" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 describes accounting pronouncements that were not adopted as of December 31, 2020. Those pronouncements have not yet been adopted unless discussed above in "New Accounting Standards Adopted in 2021."
2. SIGNIFICANT NEW BUSINESS
We define significant new business as material transactions other than business acquisitions. Generally, our significant new business takes the form of loss portfolio transfer ("LPT") or adverse development cover ("ADC") reinsurance transactions or direct business transfers.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below sets forth a summary of significant new business that we have completed between January 1, 2020 and March 31, 2021:

Transaction	Date Completed	Total Assets Assumed	Deferred Charge Asset (1)	Total Liabilities Assumed	Net Fair Value Adjustment (2)	Type of Transaction and Primary Nature of Business
CNA	February 5, 2021	$651,736	$105,479	$757,215	N/A	LPT of U.S. excess workers' compensation liabilities
Liberty Mutual	January 8, 2021	$363,159	$25,402	$388,561	N/A	LPT of U.S. energy liability, construction liability and homebuilders liability
Hannover Re	August 6, 2020	$182,498	N/A	$209,713	$(27,215)	Novation of U.S. asbestos, environmental and workers' compensation liabilities
Munich Re	July 1, 2020	$100,956	N/A	$100,956	N/A	Business Transfer of Australian public liability, professional liability and builders' warranty liabilities
AXA Group (3)	June 1, 2020	$179,681	N/A	$179,681	N/A	LPT of U.S. construction general liability
Aspen	June 1, 2020	$770,000	$11,746	$781,746	N/A	ADC on a diversified mix of property, liability and specialty lines of business across the U.S., U.K. and Europe
Lyft	March 31, 2020	$465,000	N/A	$465,000	N/A	LPT of U.S. motor liabilities

The table below sets forth a summary of significant new business that we have signed or completed between April 1, 2021 and May 7, 2021:

Transaction	Date Transaction Announced or Completed	Initial Estimate of Liabilities Assumed	Type of Transaction and Primary Nature of Business
AXA Group(4)	Completed on May 3, 2021	$1,395,000	LPT and ADC of a diversified mix of global casualty and professional lines
ProSight (4)	Announced on January 15, 2021	$500,000	LPT of U.S. discontinued workers' compensation and excess workers' compensation lines of business and ADC on a diversified mix of general liability classes of business
(1) Where the estimated ultimate losses payable exceed the premium consideration received at the inception of the agreement, a deferred charge asset is recorded.
(2) When the fair value option is elected for any retroactive reinsurance agreement, an initial net fair value adjustment is recorded at the inception of the agreement.
(3) Effective October 1, 2020, we ceded 10% of the AXA Group transaction to Enhanzed Reinsurance Ltd. ("Enhanzed Re"), in which we have an investment, on the same terms and conditions as those received by us.
(4) As of March 31, 2021, the retroactive reinsurance agreements with AXA Group and ProSight had not closed; therefore, the related balances were not included in our unaudited condensed consolidated financial statements as of March 31, 2021.

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
As of December 31, 2020, Enstar owned an indirect 59.0% interest in North Bay and the Trident V Funds and the Dowling Funds owned 39.3% and 1.7%, respectively. North Bay owns 100.0% of SSHL, the holding company for the StarStone group, which previously included StarStone's U.S. operations, including StarStone U.S. Holdings, Inc. and its subsidiaries (“StarStone U.S.”) and StarStone International. North Bay also owned 92.1% of Northshore Holdings Limited ("Northshore"), the holding company that owns Atrium Underwriting Group Limited and its subsidiaries (collectively, "Atrium") and Arden Reinsurance Company Ltd. ("Arden"). The remaining share ownership of Northshore is held on behalf of certain Atrium employees.
Pursuant to the terms of the recapitalization agreement, we exchanged a portion of our indirect interest in Northshore for all of the Trident V Funds’ indirect interest in StarStone U.S., which was owned through an interest in Core Specialty Insurance Holdings, Inc. (“Core Specialty”) (the “Exchange Transaction”). Subsequent to the Exchange Transaction, the Trident V Funds no longer hold any interest in Core Specialty, and the common shares of Core Specialty received as part consideration for the sale of StarStone U.S. were distributed to Enstar and the Dowling Funds. Effective January 1, 2021, we own 25.2% (24.8% on a fully diluted basis) of Core Specialty, which in turn owns StarStone U.S., and 13.8% of Northshore, which continues to own Atrium and Arden. The Trident V Funds own 76.3% of Northshore, while the Dowling Funds own 0.4% of Core Specialty and 1.6% of Northshore. The Exchange Transaction had no impact on the ultimate ownership of SSHL, which continues to own StarStone International, with us, the Trident V Funds and the Dowling Funds retaining our and their current ownership interests in SSHL of 59.0%, 39.3% and 1.7%, respectively.
Effective January 1, 2021, Northshore was deconsolidated and our remaining investment with a carrying value of $34.0 million as of March 31, 2021 is accounted for as a privately held equity investment and carried at its fair value. During the first quarter of 2021, we recognized a loss of $7.8 million on completion of the Exchange Transaction.
Through our wholly owned subsidiary, SGL No.1 (a Lloyd’s corporate member) we provided 25% of the underwriting capacity on the 2017 to 2020 underwriting years of Atrium's Syndicate 609 at Lloyd’s. Effective January 1, 2021, and in conjunction with the completion of the Exchange Transaction, SGL No.1 ceased its provision of underwriting capacity on Syndicate 609. Accordingly, the 2020 underwriting year was the last underwriting year that SGL No. 1 participated in with respect to the Atrium business. We will continue to report SGL No. 1's 25% gross share of the 2020 and prior underwriting years of Syndicate 609 until the 2020 underwriting year completes an RITC into a successor year, which will be no earlier than December 31, 2022. There is no net retention for Enstar on Atrium's 2020 and prior underwriting years as the business was contractually transferred to the Atrium entities that were divested in the Exchange Transaction. This business is reflected within our Legacy Underwriting segment. Effective January 1, 2021, balances that SGL No. 1 has with Atrium and Arden are no longer eliminated in our consolidated financial statements.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2020, we classified the assets and liabilities of Northshore as held-for-sale, but Northshore did not qualify as a discontinued operation since the pending disposal did not represent a strategic shift that would have a major effect on our operations and financial results. The following table summarizes the components of Northshore's assets and liabilities held-for-sale on our consolidated balance sheet:

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
Recapitalization of StarStone U.S. and Discontinued Operations
On November 30, 2020, we completed the sale and recapitalization of StarStone U.S. through the sale of StarStone U.S. to Core Specialty, a newly formed entity with equity backing from funds managed by SkyKnight Capital, L.P., Dragoneer Investment Group and Aquiline Capital Partners LLC. We received consideration of $282.0 million inclusive of $235.0 million of common shares of Core Specialty and cash of $47.0 million. At the closing date, the $235.0 million of common shares of Core Specialty represented a 25.2% interest in Core Specialty on a fully diluted basis. Our investment in Core Specialty is accounted for as an equity method investment, and we record our proportionate share of the net earnings on a quarter lag.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The StarStone U.S. business qualified as a discontinued operation. The following table summarizes the components of net loss from discontinued operations, net of income taxes, related to StarStone U.S., on the consolidated statements of earnings:

Three Months Ended March 31,
2020
INCOME
Net premiums earned	$100,546
Net investment income	3,715
Net realized and unrealized losses	(5,415)
Other income	1
98,847
EXPENSES
Net incurred losses and loss adjustment expenses	64,594
Acquisition costs	20,543
General and administrative expenses	15,084
Interest expense	589
Net foreign exchange losses	9
100,819
LOSS BEFORE INCOME TAXES	(1,972)
Income tax expense	(97)
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(2,069)
Net loss from discontinued operations attributable to noncontrolling interest	848
NET LOSS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(1,221)
Continuing Involvement Disclosures
Following the completion of the sale of StarStone U.S. to Core Specialty on November 30, 2020, our continuing involvement with StarStone U.S. comprised of the following transactions:
LPT and ADC reinsurance agreement
In connection with the sale of StarStone U.S. to Core Specialty, one of our insurance subsidiaries entered into a loss portfolio transfer (“LPT”) and adverse development cover (“ADC”) reinsurance agreement with StarStone U.S. pursuant to which we reinsured all of the net loss reserves of StarStone U.S. in respect of premium earned prior to October 31, 2020. Under the terms of the LPT and ADC reinsurance agreement, we assumed total net loss reserves of $462.4 million from StarStone U.S. in exchange for a total reinsurance premium consideration of $478.2 million, subject to an aggregate limit of $130.0 million above the assumed total net loss reserves. Our Run-off subsidiary's obligations to StarStone U.S. under the LPT and ADC reinsurance agreement are guaranteed by us. The LPT and ADC reinsurance agreement between us and StarStone U.S. shall continue in force until such time as our liability with respect to the assumed total net loss reserves terminates.
Concurrent with the closing of the LPT and ADC reinsurance agreement, one of our wholly-owned subsidiaries entered into an Administrative Services Agreement ("ASA") with StarStone U.S., through which it was appointed as an independent contractor to provide certain administrative services covering the business we assumed from StarStone U.S. through the LPT and ADC reinsurance agreement. This ASA became effective on November 30, 2020 and shall continue in force (subject to certain limited exceptions) until such time as the LPT and ADC reinsurance agreement between us and StarStone U.S. terminates.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In addition, concurrent with the sale of StarStone U.S. to Core Specialty, which was completed on November 30, 2020, one of our wholly-owned subsidiaries entered into a Transition Services Agreement ("TSA") with Core Specialty through which our subsidiary and Core Specialty agreed to provide certain transitional services to each other relating to the StarStone U.S. businesses, for a specified period of time. This TSA became effective on November 30, 2020 and unless otherwise agreed to in writing by both Core Specialty and us, shall terminate on the earliest to occur of (a) the 2-year anniversary of the agreement, (b) the date on which all the covered transitional services have been terminated, and (c) the termination of the agreement.
Reinsurance transactions previously eliminated on consolidation
The table below presents a summary of the total income and expenses which have been recognized within our continuing operations relating to transactions, primarily reinsurances, between StarStone U.S. and our subsidiaries:

	Three Months Ended
	March 31,
	2021	2020
Total income	$1,572	$3,712
Total expenses (income)(1)	(2,400)	(7,660)
Net earnings	$3,972	$11,372
(1) For the three months ended March 31, 2021 and 2020, negative total expenses were driven by favorable loss development on the losses and LAE reserves ceded by StarStone U.S. to our subsidiaries.
Cash flows
The cash inflows (outflows) between our subsidiaries and StarStone U.S. for the three months ended March 31, 2021 and 2020 were $21.7 million and $(6.2) million, respectively.
Equity method investment
We have applied the equity method of accounting to the common shares we acquired in Core Specialty as part-consideration for the sale of StarStone U.S. and which made up 25.2% of the total outstanding common shares in Core Specialty on a fully diluted basis as of November 30, 2020 when we completed the sale and recapitalization of StarStone U.S. Our investment in the common shares of Core Specialty, which is included in equity method investments on our consolidated balance sheet, was $228.0 million as of March 31, 2021 (December 31, 2020: $235.0 million). Following the completion of the Exchange Transaction on January 1, 2021 as described above, common shares in Core Specialty with a carrying value of $4.0 million were distributed to redeemable noncontrolling interests as discussed in Note 14 - "Noncontrolling Interests." During the three months ended March 31, 2021 our share of net loss on our investment in Core Specialty, which is included within earnings from equity method investments in our condensed consolidated statement of earnings, was $3.0 million.
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
We continue to evaluate additional strategic options for StarStone International's operations and business. Consequently, such options could have the effect of mitigating costs associated with placing the business into run-off. The remaining StarStone International operations will continue to serve the needs of policyholders and ensure that the companies continue to meet all regulatory requirements. The results of StarStone International are included within continuing operations in the Run-off segment. Recent developments relating to StarStone International include:
•On March 15, 2021, we sold StarStone Underwriting Limited ("SUL"), the Lloyd's managing agency, together with the right to operate Lloyd's Syndicate 1301, to Inigo Limited ("Inigo"). As of December 31, 2020, we had a 59.0% interest in SUL and the Trident V Funds and the Dowling Funds owned 39.3% and 1.7%, respectively. Upon closing, Enstar, the Trident V Funds and the Dowling Funds received consideration of $30.0 million in the form of Inigo shares and $0.6 million in cash. Following the completion

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the sale of SUL to Inigo on March 15, 2021, we recognized a gain on the sale of $23.1 million in the first quarter of 2021. In addition, Enstar and the Trident V Funds have committed to invest up to $27.0 million and $18.0 million, respectively, into Inigo. As of March 31, 2021, Enstar had funded $16.9 million of its capital commitment to Inigo, with $10.1 million yet to be called by Inigo. As of March 31, 2021, our investment in Inigo was $34.6 million (December 31, 2020: $16.9 million) representing 6.5% of the total outstanding ordinary shares of Inigo and was accounted for as a privately held equity investment and carried at fair value. In conjunction with the transaction, Enstar, the Trident V Funds and the Dowling Funds will retain the economics of Syndicate 1301’s 2020 and prior years’ underwriting portfolios as this business runs off.
•On February 11, 2021, we sold Arena N.V., a Belgium-based specialist accident and health managing general agent for consideration of $1.0 million. We recognized a loss on the sale of $0.3 million during the first quarter of 2021.
The following table provides a summary of the gain (loss) on sale of subsidiaries included in the condensed consolidated statement of earnings:

Three Months Ended
March 31,
2021
Atrium	(7,844)
SUL	23,067
Arena	(329)
Net gain on sale of subsidiaries	14,894
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
The fair values of the underlying asset categories comprising our short-term and fixed maturity investments classified as trading and AFS and the fixed maturity investments included within our funds held - directly managed balance were as follows:

	March 31, 2021
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Fixed maturities, funds held - directly managed	Total
U.S. government and agency	$7,833	$70,399	$119,217	$473,169	$113,927	$784,545
U.K. government	—	—	30,661	12,136	—	42,797
Other government	3,335	2,426	357,618	152,950	20,118	536,447
Corporate	776	16,812	2,975,577	2,551,659	498,306	6,043,130
Municipal	—	—	88,144	68,797	49,730	206,671
Residential mortgage-backed	—	—	154,949	416,038	49,582	620,569
Commercial mortgage-backed	—	—	333,861	426,532	218,349	978,742
Asset-backed	—	—	250,931	466,209	60,512	777,652
Total fixed maturity and short-term investments	$11,944	$89,637	$4,310,958	$4,567,490	$1,010,524	$9,990,553

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2020
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Fixed maturities, funds held - directly managed	Total
U.S. government and agency	$—	$243,556	$123,874	$474,442	$109,176	$951,048
U.K. government	—	—	37,508	13,574	—	51,082
Other government	3,424	3,213	327,437	146,914	21,165	502,153
Corporate	1,705	17,026	3,227,726	1,920,323	519,952	5,686,732
Municipal	—	—	79,959	30,032	52,678	162,669
Residential mortgage-backed	—	—	154,471	328,871	70,603	553,945
Commercial mortgage-backed	—	—	347,225	276,488	230,377	854,090
Asset-backed	—	—	296,692	204,456	56,312	557,460
Total fixed maturity and short-term investments	$5,129	$263,795	$4,594,892	$3,395,100	$1,060,263	$9,319,179
Included within residential and commercial mortgage-backed securities as of March 31, 2021 were securities issued by U.S. governmental agencies with a fair value of $516.5 million (December 31, 2020: $458.1 million). There were no senior secured loans included within corporate securities as of March 31, 2021 and December 31, 2020.
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

As of March 31, 2021	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$457,301	$462,613	4.6%
More than one year through two years	755,334	773,827	7.7%
More than two years through five years	2,175,758	2,254,424	22.6%
More than five years through ten years	2,350,547	2,416,030	24.2%
More than ten years	1,657,983	1,706,696	17.1%
Residential mortgage-backed	617,633	620,569	6.2%
Commercial mortgage-backed	965,020	978,742	9.8%
Asset-backed	782,527	777,652	7.8%
	$9,762,103	$9,990,553	100.0%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Credit Ratings
The following table sets forth the credit ratings of our short-term and fixed maturity investments classified as trading and AFS and the fixed maturity investments included within our funds held - directly managed balance as of March 31, 2021:

	Amortized Cost	Fair Value	% of Total	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated

U.S. government and agency	$784,636	$784,545	7.8%	$784,545	$—	$—	$—	$—	$—
U.K. government	40,668	42,797	0.4%	—	35,567	7,230	—	—	—
Other government	516,283	536,447	5.4%	260,548	173,669	46,179	51,088	4,963	—
Corporate	5,858,328	6,043,130	60.5%	166,957	606,856	2,841,483	2,129,144	286,072	12,618
Municipal	197,008	206,671	2.1%	9,643	109,188	67,308	20,438	—	94
Residential mortgage-backed	617,633	620,569	6.2%	605,835	6,212	2,194	1,991	2,438	1,899
Commercial mortgage-backed	965,020	978,742	9.8%	698,161	132,766	74,577	65,143	3,627	4,468
Asset-backed	782,527	777,652	7.8%	336,571	168,969	136,848	84,113	25,080	26,071
Total	$9,762,103	$9,990,553	100.0%	$2,862,260	$1,233,227	$3,175,819	$2,351,917	$322,180	$45,150
% of total fair value				28.7%	12.3%	31.8%	23.5%	3.2%	0.5%
Unrealized Gains and Losses on AFS Short-term and Fixed Maturity Investments
The amortized cost, unrealized gains and losses, allowance for credit losses and fair values of our short-term and fixed maturity investments classified as AFS were as follows:

			Gross Unrealized Losses
As of March 31, 2021	Amortized Cost	Gross Unrealized Gains	Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
U.S. government and agency	$546,628	$1,504	$(4,564)	$—	$543,568
U.K. government	11,194	944	(2)	—	12,136
Other government	150,709	5,716	(981)	(68)	155,376
Corporate	2,603,003	25,621	(47,947)	(12,206)	2,568,471
Municipal	69,670	612	(1,485)	—	68,797
Residential mortgage-backed	417,742	2,146	(3,850)	—	416,038
Commercial mortgage-backed	429,861	3,769	(6,834)	(264)	426,532
Asset-backed	465,051	1,443	(285)	—	466,209
	$4,693,858	$41,755	$(65,948)	$(12,538)	$4,657,127

			Gross Unrealized Losses
As of December 31, 2020	Amortized Cost	Gross Unrealized Gains	Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
U.S. government and agency	$715,527	$3,305	$(834)	$—	$717,998
U.K. government	12,494	1,080	—	—	13,574
Other government	142,459	7,721	(53)	—	150,127
Corporate	1,873,184	65,913	(1,567)	(181)	1,937,349
Municipal	28,881	1,155	(4)	—	30,032
Residential mortgage-backed	326,268	3,292	(689)	—	328,871
Commercial mortgage-backed	273,516	5,202	(2,097)	(133)	276,488
Asset-backed	204,312	846	(694)	(8)	204,456
	$3,576,641	$88,514	$(5,938)	$(322)	$3,658,895

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Gross Unrealized Losses on AFS Short-term and Fixed Maturity Investments
The following tables summarizes our short-term and fixed maturity investments classified as AFS that were in a gross unrealized loss position, for which an allowance for credit losses has not been recorded:

	12 Months or Greater		Less Than 12 Months		Total
As of March 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency	$—	$—	$403,412	$(4,564)	$403,412	$(4,564)
U.K. government	—	—	365	(2)	365	(2)
Other government	—	—	26,567	(146)	26,567	(146)
Corporate	2,910	(32)	1,022,161	(20,044)	1,025,071	(20,076)
Municipal	—	—	47,913	(1,485)	47,913	(1,485)
Residential mortgage-backed	6,291	(137)	268,408	(3,712)	274,699	(3,849)
Commercial mortgage-backed	6,044	(282)	262,973	(6,435)	269,017	(6,717)
Asset-backed	—	—	232,971	(284)	232,971	(284)
Total short-term and fixed maturity investments	$15,245	$(451)	$2,264,770	$(36,672)	$2,280,015	$(37,123)

	12 Months or Greater		Less Than 12 Months		Total
As of December 31, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency	$—	$—	$55,839	$(834)	$55,839	$(834)
Other government	—	—	7,971	(53)	7,971	(53)
Corporate	—	—	199,048	(1,224)	199,048	(1,224)
Municipal	—	—	1,690	(4)	1,690	(4)
Residential mortgage-backed	4,626	(125)	79,149	(564)	83,775	(689)
Commercial mortgage-backed	38	(38)	67,094	(1,562)	67,132	(1,600)
Asset-backed	—	—	116,827	(564)	116,827	(564)
Total short-term and fixed maturity investments	$4,664	$(163)	$527,618	$(4,805)	$532,282	$(4,968)
As of March 31, 2021 and December 31, 2020, the number of securities classified as AFS in an unrealized loss position for which an allowance for credit loss is not recorded was 1,566 and 407, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 23 and 2, respectively.
The contractual terms of a majority of these investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the security. While interest rates have increased, and in certain cases credit ratings were downgraded, we currently do not expect the issuers of these fixed income securities to settle them at a price less than their amortized cost basis and therefore it is expected that we will recover the entire amortized cost basis of each security. Furthermore, we do not intend to sell the securities that are currently in an unrealized loss position, and it is also not more likely than not that we will be required to sell the securities before the recovery of their amortized cost bases.
Allowance for Credit Losses on AFS Fixed Maturity Investments
We adopted ASU 2016-13 and the related amendments on January 1, 2020 prospectively, and recognized an allowance for credit losses of $3.1 million on initial adoption of the guidance. Refer to Note 2 - "Significant Accounting Policies" to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 for further details. Our allowance for credit losses is derived based on various data sources, multiple key inputs and forecast scenarios. These include default rates specific to the individual security, vintage of the security, geography of the issuer of the security, industry analyst reports, credit ratings and consensus economic forecasts.

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
The following tables provide a reconciliation of the beginning and ending allowance for credit losses on our AFS debt securities:

	Three Months Ended March 31, 2021
	Other government	Corporate	Commercial mortgage backed	Asset-backed	Total
Allowance for credit losses, beginning of period	$—	$(181)	$(133)	$(8)	$(322)
Cumulative effect of change in accounting principle	—	—	—	—	—
Allowances for credit losses on securities for which credit losses were not previously recorded	(68)	(12,122)	(232)	—	(12,422)
Additions to the allowance for credit losses arising from purchases of securities accounted for as PCD assets	—	—	—	—	—
Reductions for securities sold during the period	—	11	—	—	11
Reductions in the allowance for credit losses on securities we either intend to sell or more likely than not, we will be required to sell before the recovery of their amortized cost basis	—	—	—	—	—
Decrease to the allowance for credit losses on securities that had an allowance recorded in the previous period	—	86	101	8	195
Allowance for credit losses, end of period	$(68)	$(12,206)	$(264)	$—	$(12,538)

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2020
	Other government	Corporate	Commercial mortgage backed	Asset-backed	Total
Allowance for credit losses, beginning of period	$—	$—	$—	$—	$—
Cumulative effect of change in accounting principle	(22)	(2,987)	(50)	—	(3,059)
Allowances for credit losses on securities for which credit losses were not previously recorded	—	(11,739)	—	—	(11,739)
Additions to the allowance for credit losses arising from purchases of securities accounted for as PCD assets	—	—	—	—	—
Reductions for securities sold during the period	—	374	—	—	374
Reductions in the allowance for credit losses on securities we either intend to sell or more likely than not, we will be required to sell before the recovery of their amortized cost basis	22	29	49	—	100
(Increase) decrease to the allowance for credit losses on securities that had an allowance recorded in the previous period	—	—	—	—	—
Allowance for credit losses, end of period	$—	$(14,323)	$(1)	$—	$(14,324)
During the three months ended March 31, 2021 and 2020 we did not have any write-offs charged against the allowance for credit losses or any recoveries of amounts previously written-off.
Equity Investments
The following table summarizes our equity investments classified as trading:

	March 31, 2021	December 31, 2020
Publicly traded equity investments in common and preferred stocks	$263,122	$260,767
Exchange-traded funds	505,042	311,287
Privately held equity investments in common and preferred stocks	330,404	274,741
	$1,098,568	$846,795
Equity investments include publicly traded common and preferred stocks, exchange-traded funds and privately held common and preferred stocks. Our publicly traded equity investments in common and preferred stocks predominantly trade on major exchanges. Our investments in exchange-traded funds also trade on major exchanges.
Our privately held equity investments in common and preferred stocks are direct investments in companies that we believe offer attractive risk adjusted returns and/or offer other strategic advantages. Each investment may have its own unique terms and conditions and there may be restrictions on disposals. There is no active market for these investments. Included within the above balance as of March 31, 2021 and December 31, 2020 is an investment in the parent company of AmTrust Financial Services, Inc. ("AmTrust"), with a fair value of $228.8 million and $230.3 million, respectively. Refer to Note 19 - "Related Party Transactions" for further information.
Other Investments, at fair value
The following table summarizes our other investments carried at fair value:

	March 31, 2021	December 31, 2020
Hedge funds	$2,915,114	$2,638,339
Fixed income funds	581,696	552,541
Equity funds	5,305	190,767
Private equity funds	442,602	363,103
CLO equities	134,984	128,083
CLO equity funds	178,150	166,523
Private credit funds	240,202	192,319
Others	20,993	12,359
	$4,519,046	$4,244,034

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
•Others primarily comprise of a real estate fund that invests primarily in European commercial real estate equity.
As of March 31, 2021, we had unfunded commitments of $931.8 million to other investments.
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below details the estimated date by which proceeds would be received if we had provided notice of our intent to redeem or initiated a sales process as of March 31, 2021:

	Less than 1 Year	1-2 years	2-3 years	More than 3 years	Not Eligible/ Restricted	Total	Redemption Frequency
Hedge funds	$2,849,299	$—	$—	$—	$65,815	$2,915,114	Monthly to Bi-annually
Fixed income funds	564,982	—	—	—	16,714	581,696	Daily to Quarterly
Equity funds	5,305	—	—	—	—	5,305	Daily
Private equity funds	—	50,000	—	—	392,602	442,602	Quarterly
CLO equities	134,984	—	—	—	—	134,984	Daily to Quarterly
CLO equity funds	116,916	50,023	11,211	—	—	178,150	Quarterly to Bi-annually
Private credit funds	—	9,250	—	—	230,952	240,202	N/A
Other	—	—	—	—	20,993	20,993	N/A
	$3,671,486	$109,273	$11,211	$—	$727,076	$4,519,046
As of March 31, 2021 and December 31, 2020, we had $65.8 million and $48.2 million, respectively, of hedge funds subject to gates or side-pockets.
Equity Method Investments
The table below shows our equity method investments:

	March 31, 2021		December 31, 2020
	Ownership %	Carrying Value	Ownership %	Carrying Value
Enhanzed Re	47.4%	$435,891	47.4%	$330,289
Citco(1)	31.9%	53,691	31.9%	53,022
Monument Re (2)	20.0%	200,786	20.0%	193,716
Core Specialty	25.2%	228,014	25.2%	235,000
Other	~27%	20,236	~27%	20,268
		$938,618		$832,295
(1) We own 31.9% of the common shares in HH CTCO Holdings Limited, which owns 15.4% of the convertible preferred shares of Citco III Limited ("Citco"), amounting to a 6.2% interest in the total equity of Citco.
(2) We own 20.0% of the common shares in Monument Re as well as different classes of preferred shares which have fixed dividend yields and whose balances are included in the Investment amount.
Refer to Note 19 - "Related Party Transactions" for further information regarding the investments above. As of March 31, 2021, we had unfunded commitments of $68.7 million related to equity method investments.
Funds Held
Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. We either have (i) funds held by reinsured companies, which are carried at amortized cost and on which we receive a fixed crediting rate, or (ii) funds held - directly managed, which are carried at fair value and on which we receive the underlying return on the portfolio. The investment returns on funds held by reinsurance companies are recognized in net investment income and the investment returns on funds held -directly managed are recognized in net investment income and net realized and unrealized gains (losses). The funds held balance is credited with investment income and losses payable are deducted.
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

	March 31, 2021	December 31, 2020
Fixed maturity investments, trading	$1,010,524	$1,060,263
Cash and cash equivalents	3,899	9,067
Other assets	2,108	5,560
	$1,016,531	$1,074,890
The following table summarizes the fixed maturity investment components of funds held - directly managed:

	March 31, 2021			December 31, 2020
	Funds held - Directly Managed - Fair Value Option	Funds held - Directly Managed - Variable Return	Total	Funds held - Directly Managed - Fair Value Option	Funds held - Directly Managed - Variable Return	Total
Short-term and fixed maturity investments, at amortized cost	$110,224	$850,692	$960,916	$106,938	$859,403	$966,341
Net unrealized gains:
Change in fair value - fair value option accounting	5,995	—	5,995	9,693	—	9,693
Change in fair value - embedded derivative accounting	—	43,613	43,613	—	84,229	84,229
Short-term fixed maturity investments within funds held - directly managed, at fair value	$116,219	$894,305	$1,010,524	$116,631	$943,632	$1,060,263
Refer to the sections above for details of the short-term and fixed maturity investments within our funds held - directly managed portfolios.
Funds Held by Reinsured Companies
Funds held by reinsured companies, where we received a fixed crediting rate, are carried at cost on our consolidated balance sheets. As of March 31, 2021 and December 31, 2020, we had funds held by reinsured companies of $662.6 million and $635.8 million, respectively.
Net Investment Income
Major categories of net investment income are summarized as follows:

	Three Months Ended
	March 31,
	2021	2020
Fixed maturity investments	$45,481	$53,442
Short-term investments and cash and cash equivalents	6	2,625
Funds held	(412)	270
Funds held - directly managed	7,037	8,816
Investment income from fixed maturities and cash and cash equivalents	52,112	65,153
Equity investments	4,298	5,963
Other investments	9,294	8,093
Investment income from equities and other investments	13,592	14,056
Gross investment income	65,704	79,209
Investment expenses	(3,615)	(4,495)
Net investment income	$62,089	$74,714

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net Realized and Unrealized Gains (Losses)
Components of net realized and unrealized gains (losses) were as follows:

	Three Months Ended
	March 31,
	2021	2020
Net realized gains (losses) on sale:
Gross realized gains on fixed maturity securities, AFS	$4,771	$1,547
Gross realized losses on fixed maturity securities, AFS	(3,902)	(2,026)
Increase in allowance for expected credit losses on fixed maturity securities, AFS	(12,227)	(11,639)
Net realized gains on fixed maturity securities, trading	17,764	15,824
Net realized gains on funds held - directly managed	524	512
Net realized losses on equity investments	(970)	(1,007)
Net realized investment gains on investment derivatives	179	—
Total net realized gains on sale	$6,139	$3,211
Net unrealized gains (losses):
Fixed maturity securities, trading	$(168,923)	$(256,477)
Fixed maturity securities in funds held - directly managed	(44,190)	(25,302)
Equity investments	29,961	(91,952)
Other Investments	156,090	(258,541)
Investment derivatives	135	—
Total net unrealized losses	(26,927)	(632,272)
Net realized and unrealized losses	$(20,788)	$(629,061)
The gross realized gains and losses on AFS investments included in the table above resulted from sales of $716.8 million and $367.8 million for the three months ended March 31, 2021 and 2020, respectively.
Reconciliation to the Consolidated Statements of Comprehensive Income
The following table provides a reconciliation of the gross realized gains and losses and credit recoveries (losses) on our AFS fixed maturity debt securities that arose during the three months ended March 31, 2021 within our continuing and discontinued operations and the offsetting reclassification adjustments included within our consolidated statements of comprehensive income:

	Three Months Ended March 31,
	2021	2020
Included within continuing operations:
Gross realized gains on fixed maturity securities, AFS	$4,771	$1,547
Gross realized losses on fixed maturity securities, AFS	(3,902)	(2,026)
Tax effect	(275)	—
Included within discontinued operations:
Gross realized gains on fixed maturity securities, AFS	—	267
Total reclassification adjustment	$594	$(212)
Included within continuing operations:
Credit losses on fixed maturity securities, AFS	$(12,227)	$(11,639)
Tax effect	202	—
Included within discontinued operations:
Credit losses on fixed maturity securities, AFS	—	(1,573)
Total reclassification adjustment	$(12,025)	$(13,212)

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Assets
We utilize trust accounts to collateralize business with our (re)insurance counterparties. We are also required to maintain investments and cash and cash equivalents on deposit with regulatory authorities and Lloyd's to support our (re)insurance operations. The investments and cash and cash equivalents on deposit are available to settle (re)insurance liabilities. Collateral generally takes the form of assets held in trust, letters of credit or funds held. The assets used as collateral are primarily highly rated fixed maturity securities. The carrying value of our restricted assets, including restricted cash of $433.4 million and $472.0 million, as of March 31, 2021 and December 31, 2020, respectively, was as follows:

	March 31, 2021	December 31, 2020
Collateral in trust for third party agreements	$5,793,748	$4,924,866
Assets on deposit with regulatory authorities	127,358	131,283
Collateral for secured letter of credit facilities	104,597	104,627
Funds at Lloyd's (1)	263,091	260,914
	$6,288,794	$5,421,690
(1) Our businesses include three Lloyd's syndicates. Lloyd's determines the required capital principally through the annual business plan of each syndicate. This capital is referred to as "Funds at Lloyd's" and will be drawn upon in the event that a syndicate has a loss that cannot be funded from other sources. We also utilize unsecured letters of credit for a significant portion of our Funds at Lloyd's, as described in Note 13 - "Debt Obligations and Credit Facilities."
5. DERIVATIVES AND HEDGING INSTRUMENTS
Foreign Currency Hedging of Net Investments in Foreign Operations
We use foreign currency forward exchange rate contracts in qualifying hedging relationships to hedge the foreign currency exchange rate risk associated with certain of our net investments in foreign operations. As of March 31, 2021 and December 31, 2020, we had foreign currency forward exchange rate contracts in place which we had designated as hedges of our net investments in foreign operations.
The following table presents the gross notional amounts and estimated fair values recorded within other assets and liabilities related to our qualifying foreign currency forward exchange rate contracts:

	March 31, 2021			December 31, 2020
	Gross Notional Amount	Fair Value		Gross Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
Foreign currency forward - AUD	$67,789	$2,488	$—	$73,852	$13	$5,060
Foreign currency forward - EUR	234,520	7,800	—	217,168	205	8,889
Foreign currency forward - GBP	324,272	5,314	—	312,671	951	14,998
Total qualifying hedges	$626,581	$15,602	$—	$603,691	$1,169	$28,947
The following table presents the net gains and losses deferred in the cumulative translation adjustment ("CTA") account, which is a component of AOCI, in shareholders' equity, relating to our foreign currency forward exchange rate contracts:

	Amount of Gains (Losses) Deferred in AOCI
	Three Months Ended
	March 31,
	2021	2020
Foreign currency forward - AUD	$536	$8,471
Foreign currency forward - EUR	9,334	2,635
Foreign currency forward - GBP	(3,188)	20,812
Net gains on qualifying derivative hedges	$6,682	$31,918

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
Foreign Currency Forward Contracts
The following table presents the gross notional amounts and estimated fair values recorded within other assets and other liabilities related to our non-qualifying foreign currency forward exchange rate hedging relationships:

	March 31, 2021			December 31, 2020
	Gross Notional Amount	Fair Value		Gross Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
Foreign currency forward - AUD	$48,366	$2,185	$445	$28,848	$882	$2,847
Foreign currency forward - CAD	46,926	163	333	64,224	10	1,764
Foreign currency forward - EUR	62,625	—	1,918	43,531	1,782	41
Foreign currency forward - GBP	21,112	470	17	2,731	161	404
Total non-qualifying hedges	$179,029	$2,818	$2,713	$139,334	$2,835	$5,056
The following table presents the amounts of the net gains and losses included in earnings related to our non-qualifying foreign currency forward exchange rate contracts:

	Gains (losses) on non-qualifying-hedges charged to net earnings
	Three Months Ended March 31,
	2021	2020
Foreign currency forward - AUD	$839	$2,533
Foreign currency forward - CAD	(809)	4,996
Foreign currency forward - EUR	(2,325)	1,176
Foreign currency forward - GBP	380	$576
Net gains (losses) on non-qualifying hedges	$(1,915)	$9,281
Investments in Call Options on Equities
During the three months ended March 31, 2020, we recorded unrealized losses of less than $0.1 million in net earnings, on call options on equities which we purchased in 2018 at a cost of $10.0 million and which expired without being exercised during the three months ended March 31, 2020.
Forward Interest Rate Swaps
In 2019, we entered into a forward interest rate swap, with a notional amount of AUD$120.0 million, to partially mitigate the risk associated with declining interest rates prior to the completion of our business transfer transaction with Munich Reinsurance Company which closed on July 1, 2020. We recorded unrealized gains in net earnings of $0.8 million on the instrument for the three months ended March 31, 2020. This forward interest rate swap was terminated on April 7, 2020, for an inception-to-date net realized gain of $0.5 million.
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables present the gross notional amounts and estimated fair values recorded within other assets and other liabilities related to our credit default swaps, government bond futures contracts and currency forward contracts:

	March 31, 2021
	Gross Notional Amount	Fair Value
		Assets	Liabilities
Futures contracts - long positions	$11,672	$2	$17
Futures contracts - short positions	(7,281)	62	—
Currency forward contracts - long positions - USD	2,999	41	—
Currency forward contracts - short positions - USD	(4,251)	62	—
Currency forward contracts - long positions - GBP	6,661	26	—
Currency forward contracts - short positions - GBP	(12,086)	—	324
Total	$(2,286)	$193	$341

	December 31, 2020
	Gross Notional Amount	Fair Value
		Assets	Liabilities
Futures contracts - long positions	$34,502	$32	$5
Futures contracts - short positions	(32,316)	6	121
Currency forward contracts - long positions - USD	1,428	—	13
Currency forward contracts - short positions - USD	(3,233)	60	—
Currency forward contracts - long positions - GBP	1,278	19	—
Currency forward contracts - short positions - GBP	(4,418)	12	—
Total	$(2,759)	$129	$139
The following table presents the amounts of the net gains (losses) included in earnings related to our credit default swaps, government bond futures contracts and currency forward contracts:

Three Months Ended March 31,
2021
Futures contracts	313
Currency forward contracts	(720)
Total net losses	$(407)
We did not utilize any credit default swaps, government bond futures contracts and currency forward contracts during the three months ended March 31, 2020.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. REINSURANCE BALANCES RECOVERABLE ON PAID AND UNPAID LOSSES
The following tables provide the total reinsurance balances recoverable on paid and unpaid losses:

	March 31, 2021
	Run-off (1)	Legacy Underwriting (1)	Corporate & Other	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$1,198,802	$30,851	$—	$1,229,653
IBNR	620,576	56,375	—	676,951
ULAE	16,418	1,731		18,149
Fair value adjustments - acquired companies	—	—	(15,162)	(15,162)
Fair value adjustments - fair value option	—	—	(40,056)	(40,056)
Total reinsurance reserves recoverable	1,835,796	88,957	(55,218)	1,869,535
Paid losses recoverable	179,240	1,520	—	180,760
Total	$2,015,036	$90,477	$(55,218)	$2,050,295

Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable on paid and unpaid losses	$1,484,166	$90,477	$(15,162)	$1,559,481
Reinsurance balances recoverable on paid and unpaid losses - fair value option	530,870	—	(40,056)	490,814
Total	$2,015,036	$90,477	$(55,218)	$2,050,295
(1) Effective January 1, 2021, the net loss reserves of StarStone International were transferred from the Legacy Underwriting segment to the Run-off segment. Refer to Note 21 - "Segment Information" for further details.

	December 31, 2020
	Run-off	Legacy Underwriting	Corporate & Other	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$938,231	$263,638	$—	$1,201,869
IBNR	508,082	139,761	—	647,843
ULAE	16,688	—	—	16,688
Fair value adjustments - acquired companies	—	—	(15,353)	(15,353)
Fair value adjustments - fair value option	—	—	(21,427)	(21,427)
Total reinsurance reserves recoverable	1,463,001	403,399	(36,780)	1,829,620
Paid losses recoverable	172,309	87,234	—	259,543
Total	$1,635,310	$490,633	$(36,780)	$2,089,163

Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable on paid and unpaid losses	$1,093,053	$490,633	$(15,353)	$1,568,333
Reinsurance balances recoverable on paid and unpaid losses - fair value option	542,257	—	(21,427)	520,830
Total	$1,635,310	$490,633	$(36,780)	$2,089,163
Our (re)insurance run-off subsidiaries and assumed portfolios, prior to acquisition, used retrocessional agreements to reduce their exposure to the risk of (re)insurance assumed. On an annual basis, StarStone International, included within the Run-off segment from January 1, 2021, purchased a tailored outwards reinsurance program designed to manage its risk profile. The majority of StarStone International's third-party reinsurance is with highly rated reinsurers or is collateralized by pledged assets or letters of credit.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The fair value adjustments, determined on acquisition of (re)insurance subsidiaries, are based on the estimated timing of loss and LAE recoveries included in the Run-off segment and an assumed interest rate equivalent to a risk free rate for securities with similar duration to the acquired reinsurance balances recoverable on paid and unpaid losses plus a spread for credit risk, and are amortized over the estimated recovery period, as adjusted for accelerations in timing of payments as a result of commutation settlements. The determination of the fair value adjustments on the retroactive reinsurance contracts for which we have elected the fair value option is described in Note 10 - "Fair Value Measurements."
As of each of March 31, 2021 and December 31, 2020, we had reinsurance balances recoverable on paid and unpaid losses of $2,050.3 million and $2,089.2 million, respectively. The decrease of $38.9 million was primarily due to cash collections, partially offset by assumed ceded assets relating to CNA and Syndicate 609 as discussed in Note 2 - "Significant New Business" and Note 3 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations."
Top Ten Reinsurers

	March 31, 2021
	Run-off	Legacy Underwriting	Corporate & Other	Total	% of Total
Top 10 reinsurers	$1,317,932	$21,087	$—	$1,339,019	65.3%
Other reinsurers > $1 million	672,336	69,192	(55,218)	686,310	33.5%
Other reinsurers < $1 million	$24,768	$198	$—	$24,966	1.2%
Total	$2,015,036	$90,477	$(55,218)	$2,050,295	100.0%

	December 31, 2020
	Run-off	Legacy Underwriting	Corporate & Other	Total	% of Total
Top 10 reinsurers	$1,036,676	$327,917	$—	$1,364,593	65.3%
Other reinsurers > $1 million	574,869	159,513	(36,780)	697,602	33.4%
Other reinsurers < $1 million	23,765	3,203	—	26,968	1.3%
Total	$1,635,310	$490,633	$(36,780)	$2,089,163	100.0%

	March 31, 2021	December 31, 2020
Information regarding top ten reinsurers:
Number of top 10 reinsurers rated A- or better	7	7
Number of top 10 non-rated reinsurers (1)	3	3

Reinsurers rated A- or better in top 10	$833,882	$863,819
Non-rated reinsurers in top 10 (1)	505,137	500,774
Total top 10 reinsurance recoverables	$1,339,019	$1,364,593

Single reinsurers that represent 10% or more of total reinsurance balance recoverables as of March 31, 2021 and 2020:

Lloyd's Syndicates (2)	$340,281	$331,118
Michigan Catastrophic Claims Association(3)	$228,784	$229,374
(1) The reinsurance balances recoverable from the three non-rated top 10 reinsurers was comprised of:
•$228.8 million and $229.4 million as of March 31, 2021 and December 31, 2020 respectively, due from Michigan Catastrophic Claims Association;
•$72.2 million and $73.8 million as of March 31, 2021 and December 31, 2020 respectively, due from a reinsurer who has provided us with security in the form of pledged assets in trust for the full amount of the recoverable balance; and
•$204.2 million and $208.4 million as of March 31, 2021 and December 31, 2020 respectively, due from Enhanzed Re, an equity method investee to whom some of our subsidiaries have retroceded their exposures through quota share reinsurance agreements as discussed in Note 19 - "Related Party Transactions". These quota share reinsurance agreements are written on a funds withheld basis

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with our subsidiaries retaining the retrocession premium consideration, to secure the full amount of the recoverable balances due from Enhanzed Re.
(2) Lloyd's Syndicates are rated A+ by Standard & Poor's and A by A.M. Best.
(3) U.S. state backed reinsurer that is supported by assessments on active auto writers operating within the state.

 Allowance for Estimated Uncollectible Reinsurance Balances Recoverable on Paid and Unpaid Losses
We evaluate and monitor the credit risk related to our reinsurers, and an allowance for estimated uncollectible reinsurance balances recoverable on paid and unpaid losses ("allowance for estimated uncollectible reinsurance") is established for amounts considered potentially uncollectible. For further information on how the allowance for estimated uncollectible reinsurance is derived, refer to Note 8 - "Reinsurance Balances Recoverable on Paid and Unpaid Losses" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020.
The following tables show our gross and net balances recoverable from our reinsurers as well as the related allowance for estimated uncollectible reinsurance broken down by the credit ratings of our reinsurers. The majority of the allowance for estimated uncollectible reinsurance relates to the Run-off segment.

	March 31, 2021
	Gross	Allowance for estimated uncollectible reinsurance	Net	Provisions as a % of Gross
Reinsurers rated A- or above	$1,447,044	$60,342	$1,386,702	4.2%
Reinsurers rated below A-, secured	585,538	—	585,538	—%
Reinsurers rated below A-, unsecured	156,478	78,423	78,055	50.1%
Total	$2,189,060	$138,765	$2,050,295	6.3%

	December 31, 2020
	Gross	Allowance for estimated uncollectible reinsurance	Net	Provisions as a % of Gross
Reinsurers rated A- or above	$1,464,529	$60,801	$1,403,728	4.2%
Reinsurers rated below A-, secured	608,999	—	608,999	—%
Reinsurers rated below A-, unsecured	152,757	76,321	76,436	50.0%
Total	$2,226,285	$137,122	$2,089,163	6.2%
The table below provides a reconciliation of the beginning and ending allowance for estimated uncollectible reinsurance balances for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
Allowance for estimated uncollectible reinsurance, beginning of period	$137,122	$147,639
Cumulative effect of change in accounting principle on allowance for estimated uncollectible reinsurance (1)	—	(195)
Effect of exchange rate movement	158	—
Current period change in the allowance	2,017	(4,117)
Recoveries collected	(532)	—
Allowance for estimated uncollectible reinsurance, end of period	$138,765	$143,327
(1) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 2 - "Significant Accounting Policies" to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 for further details.
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. DEFERRED CHARGE ASSETS AND DEFERRED GAIN LIABILITIES
Deferred charge assets and deferred gain liabilities relate to retroactive reinsurance policies providing indemnification of losses and LAE with respect to past loss events and are included within corporate and other activities. For (re)insurance contracts for which we do not elect the fair value option, a deferred charge asset is recorded for the excess, if any, of the estimated ultimate losses payable over the premiums received at the initial measurement period; whereas, a deferred gain liability is recorded for the excess, if any, of the premiums received over the estimated ultimate losses payable at the initial measurement period. In addition, for retrocessions of losses and LAE reserves that we have assumed through retroactive reinsurance contracts where the retroceded liabilities exceed the retrocession premiums paid, we record the excess as a deferred gain liability which is amortized to earnings over the estimated period during which the losses paid on the assumed retroceded liabilities are recovered from the retrocessionaire. For further information refer to Note 2 - "Significant Accounting Policies" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020.
Deferred Charge Assets
Deferred charge assets are included in other assets on our consolidated balance sheets. The following table presents a reconciliation of the deferred charge assets:

	Three Months Ended March 31,
	2021	2020
Beginning carrying value	$238,602	$272,462
Recorded during the period	130,881	—
Amortization	(8,698)	(14,630)
Ending carrying value	$360,785	$257,832
Deferred charge assets are assessed at each reporting period for impairment. If the asset is determined to be impaired, it is written down in the period of determination. For the three months ended March 31, 2021, we completed our assessment for impairment of deferred charge assets and concluded that there had been no impairment of our carried deferred charge assets amount.
Further information on deferred charge assets recorded during the three months ended March 31, 2021 is included in Note 2 - "Significant New Business."
Deferred Gain Liabilities
Deferred gain liabilities are included in other liabilities on our consolidated balance sheets. The following table presents a reconciliation of the deferred gain liabilities:

	Three Months Ended March 31,
	2021	2020
Beginning carrying value	$19,880	$12,875
Amortization	(629)	(297)
Ending carrying value	$19,251	$12,578

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. LOSSES AND LOSS ADJUSTMENT EXPENSES
The liability for losses and loss adjustment expenses ("LAE"), also referred to as loss reserves, represents our gross estimates before reinsurance for unpaid reported losses and includes losses that have been incurred but not reported ("IBNR") using a variety of actuarial methods. We recognize an asset for the portion of the liability that we expect to recover from reinsurers. LAE reserves include allocated loss adjustment expenses ("ALAE"), and unallocated loss adjustment expenses ("ULAE"). ALAE are linked to the settlement of an individual claim or loss, whereas ULAE are based on our estimates of future costs to administer the claims. IBNR represents reserves for loss and LAE that have been incurred but not yet reported to us. This includes amounts for unreported claims, development on known claims and reopened claims.
Our loss reserves cover multiple lines of business, which include asbestos, environmental, general casualty, workers' compensation/personal accident, marine, aviation and transit, construction defect, professional indemnity/directors and officers, motor, property and other non-life lines of business. Refer to Note 10 - "Losses and Loss Adjustment Expenses" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 for more information on establishing the liability for losses and LAE.
The following tables summarize the liability for losses and LAE by segment and for our corporate and other activities:

	March 31, 2021
	Run-off	Legacy Underwriting	Corporate & Other	Total
Outstanding losses	$5,545,947	$97,928	$—	$5,643,875
IBNR	5,508,249	148,716	—	5,656,965
ULAE	413,171	2,452	—	415,623
Fair value adjustments - acquired companies	—	—	(140,148)	(140,148)
Fair value adjustments - fair value option	—	—	(148,895)	(148,895)
Total	$11,467,367	$249,096	$(289,043)	$11,427,420

Reconciliation to Consolidated Balance Sheet:
Loss and loss adjustment expenses	$9,041,090	$249,096	$(140,148)	$9,150,038
Loss and loss adjustment expenses, at fair value	2,426,277	—	(148,895)	2,277,382
Total	$11,467,367	$249,096	$(289,043)	$11,427,420

	December 31, 2020
	Run-off	Legacy Underwriting	Corporate & Other	Total
Outstanding losses	$4,440,425	$687,424	$—	$5,127,849
IBNR	4,641,500	636,003	—	5,277,503
ULAE	350,600	35,102	—	385,702
Fair value adjustments - acquired companies	—	—	(143,183)	(143,183)
Fair value adjustments - fair value option	—	—	(54,589)	(54,589)
Total	$9,432,525	$1,358,529	$(197,772)	$10,593,282

Reconciliation to Consolidated Balance Sheet:
Loss and loss adjustment expenses	$6,925,016	$1,358,529	$(143,183)	$8,140,362
Loss and loss adjustment expenses, at fair value	2,507,509	—	(54,589)	2,452,920
Total	$9,432,525	$1,358,529	$(197,772)	$10,593,282

The overall increase in the liability for losses and LAE from December 31, 2020 to March 31, 2021 was primarily attributable to the CNA and Liberty Mutual reinsurance transactions, as described in Note 2 - "Significant New Business" and net incurred losses and LAE in the period, partially offset by losses paid.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below provides a consolidated reconciliation of the beginning and ending liability for losses and LAE:

	Three Months Ended
	March 31,
	2021	2020
Balance as of beginning of period	$10,593,282	$9,868,404
Less: reinsurance reserves recoverable (1)	1,829,620	1,927,624
Less: net deferred charge assets and deferred gain liabilities on retroactive reinsurance	218,722	259,587
Less: cumulative effect of change in accounting principle on the determination of the allowance for estimated uncollectible reinsurance balances (2)	—	643
Net balance as of beginning of period	8,544,940	7,680,550
Net incurred losses and LAE:
Current period	54,060	115,505
Prior periods	(109,567)	(72,205)
Total net incurred losses and LAE	(55,507)	43,300
Net paid losses:
Current period	(6,502)	(3,807)
Prior periods	(336,030)	(356,019)
Total net paid losses	(342,532)	(359,826)
Effect of exchange rate movement	(8,771)	(146,380)
Assumed business (3)	1,078,221	471,150
Net balance as of March 31	9,216,351	7,688,794
Plus: reinsurance reserves recoverable (1)	1,869,535	1,902,749
Plus: net deferred charge assets and deferred gain liabilities on retroactive reinsurance (4)	341,534	245,254
Balance as of March 31	$11,427,420	$9,836,797
(1) Net of allowance for estimated uncollectible reinsurance.
(2) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 2 - "Significant Accounting Policies" to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 for further details.
(3) Refer to Note 2 - "Significant New Business" for further information.
(4) Refer to Note 7 - "Deferred Charge Assets and Deferred Gain Liabilities" for further information.
The tables below provide the components of net incurred losses and LAE by segment and for our corporate and other activities:

	Three Months Ended
	March 31, 2021
	Run-off	Legacy Underwriting	Corporate & Other	Total
Net losses paid	$330,629	$11,903	$—	$342,532
Net change in case and LAE reserves (1)	(119,363)	(7,771)	—	(127,134)
Net change in IBNR reserves (2)	(193,943)	789	—	(193,154)
Increase in estimates of net ultimate losses	17,323	4,921	—	22,244
Reduction in provisions for unallocated LAE (3)	(12,698)	(443)	—	(13,141)
Amortization of deferred charge assets and deferred gain liabilities (4)	—	—	8,069	8,069
Amortization of fair value adjustments (5)	—	—	2,793	2,793
Changes in fair value - fair value option (6)	—	—	(75,472)	(75,472)
Net incurred losses and LAE	$4,625	$4,478	$(64,610)	$(55,507)

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31, 2020
	Run-off	Legacy Underwriting	Corporate & Other	Total
Net losses paid	$258,966	$100,860	$—	$359,826
Net change in case and LAE reserves (1)	(174,580)	(35,188)	—	(209,768)
Net change in IBNR reserves (2)	(104,100)	39,249	—	(64,851)
Increase (reduction) in estimates of net ultimate losses	(19,714)	104,921	—	85,207
Increase (reduction) in provisions for unallocated LAE (3)	(7,479)	610	—	(6,869)
Amortization of deferred charge assets and deferred gain liabilities (4)	—	—	14,333	14,333
Amortization of fair value adjustments (5)	—	—	8,866	8,866
Changes in fair value - fair value option (6)	—	—	(58,237)	(58,237)
Net incurred losses and LAE	$(27,193)	$105,531	$(35,038)	$43,300
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
(6) Represents the changes in the fair value of liabilities related to our assumed retroactive reinsurance contracts for which we have elected the fair value option.
The table below provides a reconciliation of the amortization of deferred charge assets and deferred gain liabilities included in the calculation of net incurred losses and LAE above:

	Three Months Ended
	March 31,
	2021	2020
Amortization of deferred charge assets	$8,698	$14,630
Amortization of deferred gain liabilities	(629)	(297)
Total amortization of deferred charge assets and deferred gain liabilities	$8,069	$14,333

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Run-off Segment
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the Run-off segment:

	Three Months Ended
	March 31,
	2021	2020
Balance as of beginning of period	$9,432,525	$8,683,983
Less: reinsurance reserves recoverable (1)	1,463,001	1,645,352
Plus: cumulative effect of change in accounting principal on allowance for estimated uncollectible reinsurance (2)	—	703
Net balance as of beginning of period	7,969,524	7,039,334
Net incurred losses and LAE:
Current period	44,161	7,849
Prior periods	(39,536)	(35,042)
Total net incurred losses and LAE	4,625	(27,193)
Net paid losses:
Current period	(3,275)	(1,240)
Prior periods	(327,354)	(257,726)
Total net paid losses	(330,629)	(258,966)
Effect of exchange rate movement	(12,412)	(140,089)
Assumed business (3)	1,045,333	471,150
Transfer from the Legacy Underwriting segment (4)	955,130	—
Net balance as of March 31	9,631,571	7,084,236
Plus: reinsurance reserves recoverable (1)	1,835,796	1,568,296
Balance as of March 31	$11,467,367	$8,652,532
(1) Net of allowance for estimated uncollectible reinsurance.
(2) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 2 - "Significant Accounting Policies" to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 for further details.
(3) Refer to Note 2 - "Significant New Business" for further information.
(4) Effective January 1, 2021, the net loss reserves of StarStone International were transferred from the Legacy Underwriting segment to the Run-off segment. Refer to Note 21 - "Segment Information" for further details.
Net incurred losses and LAE in the Run-off segment were as follows:

	Three Months Ended March 31,
	2021			2020
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$327,354	$3,275	$330,629	$257,726	$1,240	$258,966
Net change in case and LAE reserves (1)	(117,156)	(2,207)	(119,363)	(176,252)	1,672	(174,580)
Net change in IBNR reserves (2)	(235,565)	41,622	(193,943)	(109,037)	4,937	(104,100)
Increase (reduction) in estimates of net ultimate losses	(25,367)	42,690	17,323	(27,563)	7,849	(19,714)
Increase (reduction) in provisions for unallocated LAE (3)	(14,169)	1,471	(12,698)	(7,479)	—	(7,479)
Net incurred losses and LAE	$(39,536)	$44,161	$4,625	$(35,042)	$7,849	$(27,193)
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Three Months Ended March 31, 2021
Current period net incurred losses and LAE of $44.2 million related to current period net earned premium, primarily in respect of the run-off of StarStone International business which was transferred from the Legacy Underwriting segment on January 1, 2021. The reduction in estimates of net ultimate losses relating to prior periods of $25.4 million was driven primarily by continued favorable loss emergence relative to expectations in our Workers Compensation and General Liability lines of business as well as detailed claims reviews across a number of portfolios, including our Lloyd's syndicate. The combination of loss emergence experience and claims management has led to a favorable actual versus expected on those books of business.
Three Months Ended March 31, 2020
Current period net incurred losses and LAE of $7.8 million related to current period net earned premium, primarily in respect of the run-off of the AmTrust RITC transactions. The reduction in estimates of net ultimate losses of $27.6 million primarily related to favorable development in Professional Indemnity/Directors & Officers lines of businesses and favorable actual versus expected development in the Workers Compensation and Motor Liability lines of business.
Legacy Underwriting Segment
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for our Legacy Underwriting segment:

	Three Months Ended
	March 31,
	2021	2020
Balance as of beginning of period	$1,358,529	$1,569,865
Less: reinsurance reserves recoverable (1)	403,399	385,613
Less: cumulative effect of change in accounting principal on allowance for estimated uncollectible reinsurance (2)	—	1,346
Net balance as of beginning of period	955,130	1,182,906
Net incurred losses and LAE:
Current period	9,899	107,656
Prior periods	(5,421)	(2,125)
Total net incurred losses and LAE	4,478	105,531
Net paid losses:
Current period	(3,227)	(2,567)
Prior periods	(8,676)	(98,293)
Total net paid losses	(11,903)	(100,860)
Effect of exchange rate movement	3,795	(13,955)
Assumed business (3)	163,769	—
Transfer to Run-off segment (4)	(955,130)	—
Net balance as of March 31	160,139	1,173,622
Plus: reinsurance reserves recoverable (1)	88,957	442,905
Balance as of March 31	$249,096	$1,616,527
(1) Net of allowance for estimated uncollectible reinsurance.
(2) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 2 - "Significant Accounting Policies" to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 for further details.
(3) This balance represents the gross up for our participation in Atrium's Syndicate 609 relating to the 2020 and prior underwriting years which is no longer eliminated on our consolidated financial statements following the completion of the Exchange Transaction on January 1, 2021. Refer to Note 3 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" for further details.
(4) Effective January 1, 2021, the net loss reserves of StarStone International were transferred from the Legacy Underwriting segment to the Run-off segment. Refer to Note 21 - "Segment Information" for further details.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net incurred losses and LAE in the Legacy Underwriting segment were as follows:

	Three Months Ended March 31,
	2021			2020
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$8,676	$3,227	$11,903	$98,293	$2,567	$100,860
Net change in case and LAE reserves (1)	(12,530)	4,759	(7,771)	(43,538)	8,350	(35,188)
Net change in IBNR reserves (2)	(1,350)	2,139	789	(56,789)	96,038	39,249
Increase (reduction) in estimates of net ultimate losses	(5,204)	10,125	4,921	(2,034)	106,955	104,921
Increase (reduction) in provisions for unallocated LAE (3)	(217)	(226)	(443)	(91)	701	610
Net incurred losses and LAE	$(5,421)	$9,899	$4,478	$(2,125)	$107,656	$105,531
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
Three Months Ended March 31, 2021
Current period net incurred losses and LAE of $9.9 million related to current period net earned premium. The reduction in net incurred losses and LAE liabilities relating to prior periods was $5.4 million and was attributable to a reduction in estimates of net ultimate losses of $5.2 million.
Three Months Ended March 31, 2020
Current period net incurred losses and LAE of $107.7 million related to current period net earned premium and included losses related to the COVID-19 pandemic of $33.2 million.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. DEFENDANT ASBESTOS AND ENVIRONMENTAL LIABILITIES
We acquired DCo LLC ("DCo") on December 30, 2016, and Morse TEC on October 30, 2019. These companies hold liabilities associated with personal injury asbestos claims and environmental claims arising from their legacy manufacturing operations. Defendant asbestos liabilities on our consolidated balance sheets include amounts for loss payments and defense costs for pending and future asbestos-related claims, determined using standard actuarial techniques for asbestos exposures. Defendant environmental liabilities include estimated clean-up costs associated with the acquired companies' former operations based on engineering reports. For further details on the methodologies used for determining liabilities, refer to Note 11 - "Defendant Asbestos and Environmental Liabilities" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Included within insurance balances recoverable and defendant asbestos and environmental liabilities are the fair value adjustments that were initially recognized upon acquisition. These fair value adjustments are amortized in proportion to the actual payout of claims and recoveries. The carrying value of the asbestos and environmental liabilities, insurance recoveries, future estimated expenses and the fair value adjustments related to DCo and Morse TEC were as follows:

	March 31, 2021	December 31, 2020
Defendant asbestos and environmental liabilities:
Defendant asbestos liabilities	$895,523	$913,276
Defendant environmental liabilities	12,386	12,572
Estimated future expenses	39,747	42,510
Fair value adjustments	(256,099)	(262,029)
Defendant asbestos and environmental liabilities	691,557	706,329

Insurance balances recoverable:
Insurance recoveries related to defendant asbestos liabilities (net of allowance: 2021 - $5,272; 2020 - $4,824)	308,523	310,602
Fair value adjustments	(60,513)	(60,950)
Insurance balances recoverable	248,010	249,652

Net liabilities relating to defendant asbestos and environmental exposures	$443,547	$456,677

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below provides a consolidated reconciliation of the beginning and ending liability for defendant asbestos and environmental exposures:

	Three Months Ended
	March 31,
	2021	2020
Balance as of beginning of period	$706,329	$847,685
Less: Insurance balances recoverable	249,652	448,855
Plus: Cumulative effect of change in accounting principle on the determination of the allowance for estimated uncollectible insurance balances (1)	—	3,167
Net balance as of beginning of period	456,677	401,997
Total net (paid claims) recoveries	(6,308)	6,581
Amounts recorded in other income:
Reduction in estimates of ultimate net liabilities	(9,552)	(24,915)
Reduction in estimated future expenses	(2,763)	(2,028)
Amortization of fair value adjustments	5,493	5,468
Total other income	(6,822)	(21,475)
Net balance as at March 31	443,547	387,103
Plus: Insurance balances recoverable (2)	248,010	435,613
Balance as at March 31	$691,557	$822,716
(1) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 2 - "Significant Accounting Policies" to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 for further details.
(2) Net of allowance for estimated uncollectible insurance balances.
Allowance for Estimated Uncollectible Insurance Balances Recoverable on Defendant Asbestos Liabilities
We evaluate and monitor the credit risk related to our insurers and an allowance for estimated uncollectible insurance balances recoverable on our defendant asbestos liabilities ("allowance for estimated uncollectible insurance") is established for amounts considered potentially uncollectible. To determine the allowance for estimated uncollectible insurance, we use the inputs and methodologies as described in Note 8 - "Reinsurance Balances Recoverable on Paid and Unpaid Losses" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020.
The table below provides a reconciliation of the beginning and ending allowance for estimated uncollectible insurance balances related to our defendant asbestos liabilities.

	Three Months Ended
	March 31,
	2021	2020
Allowance for estimated uncollectible insurance balances, beginning of period	$4,824	$3,818
Cumulative effect of change in accounting principle	—	3,167
Current period change in the allowance	448	—
Allowance for estimated uncollectible insurance balances, end of period	$5,272	$6,985
During the three months ended March 31, 2021 and 2020, we did not have any write-offs charged against the allowance for estimated uncollectible insurance or any recoveries of amounts previously written off.
We did not have significant non-disputed past due balances receivable from our insurers related to our defendant asbestos liabilities, that were older than one year for any of the periods presented. Any balances that are part of ongoing legal activity are estimated to be recovered at the level of our recorded asset, which is consistent with our legal advice and past collection experience.

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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
Investments:
Short-term and fixed maturity investments:
U.S. government and agency	$—	$784,545	$—	$—	$784,545
U.K. government	—	42,797	—	—	42,797
Other government	—	536,447	—	—	536,447
Corporate	—	6,043,130	—	—	6,043,130
Municipal	—	206,671	—	—	206,671
Residential mortgage-backed	—	620,569	—	—	620,569
Commercial mortgage-backed	—	978,742	—	—	978,742
Asset-backed	—	777,652	—	—	777,652
	$—	$9,990,553	$—	$—	$9,990,553

Other assets included within funds held - directly managed	—	6,007	—	—	6,007

Equities:
Publicly traded equity investments	$235,923	$27,199	$—	$—	$263,122
Exchange-traded funds	505,042	—	—	—	505,042
Privately held equity investments	—	—	330,404	—	330,404
	$740,965	$27,199	$330,404	$—	$1,098,568

Other investments:
Hedge funds	$—	$—	$—	$2,915,114	$2,915,114
Fixed income funds	—	268,724	—	312,972	581,696
Equity funds	—	5,305	—	—	5,305
Private equity funds	—	—	—	442,602	442,602
CLO equities	—	134,984	—	—	134,984
CLO equity funds	—	—	—	178,150	178,150
Private credit funds	—	—	9,250	230,952	240,202
Other	—	—	314	20,679	20,993
	$—	$409,013	$9,564	$4,100,469	$4,519,046
Total Investments	$740,965	$10,432,772	$339,968	$4,100,469	$15,614,174

Cash and cash equivalents	$244,979	$27,726	$—	$—	$272,705

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$490,814	$—	$490,814

Other Assets:
Derivatives qualifying as hedging	$—	$15,602	$—	$—	$15,602
Derivatives not qualifying as hedging	—	3,011	—	—	3,011
Derivative instruments	$—	$18,613	$—	$—	$18,613

Losses and LAE:	$—	$—	$2,277,382	$—	$2,277,382

Other Liabilities:
Derivatives qualifying as hedging	$—	$—	$—	$—	$—
Derivatives not qualifying as hedging	—	3,054	—	—	3,054
Derivative instruments	$—	$3,054	$—	$—	$3,054

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
Investments:
Short-term and fixed maturity investments:
U.S. government and agency	$—	$951,048	$—	$—	$951,048
U.K government	—	51,082	—	—	51,082
Other government	—	502,153	—	—	502,153
Corporate	—	5,686,732	—	—	5,686,732
Municipal	—	162,669	—	—	162,669
Residential mortgage-backed	—	553,945	—	—	553,945
Commercial mortgage-backed	—	854,090	—	—	854,090
Asset-backed	—	557,460	—	—	557,460
	$—	$9,319,179	$—	$—	$9,319,179

Other assets included within funds held - directly managed	$—	$14,627	$—	$—	$14,627

Equities:
Publicly traded equity investments	$229,167	$31,600	$—	$—	$260,767
Exchange-traded funds	311,287	—	—	—	311,287
Privately held equity investments	—	—	274,741	—	274,741
	$540,454	$31,600	$274,741	$—	$846,795

Other investments:
Hedge funds	$—	$—	$—	$2,638,339	$2,638,339
Fixed income funds	—	285,837	—	266,704	552,541
Equity funds	—	5,073	—	185,694	190,767
Private equity funds	—	—	—	363,103	363,103
CLO equities	—	128,083	—	—	128,083
CLO equity funds	—	—	—	166,523	166,523
Private credit funds	—	—	9,250	183,069	192,319
Other	—	—	314	12,045	12,359
	$—	$418,993	$9,564	$3,815,477	$4,244,034
Total Investments	$540,454	$9,784,399	$284,305	$3,815,477	$14,424,635

Cash and cash equivalents	$385,790	$208,272	$—	$—	$594,062

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$520,830	$—	$520,830

Other Assets:
Derivatives qualifying as hedging	$—	$1,169	$—	$—	$1,169
Derivatives not qualifying as hedging	—	2,964	—	—	2,964
Derivative instruments	$—	$4,133	$—	$—	$4,133

Losses and LAE:	$—	$—	$2,452,920	$—	$2,452,920

Other Liabilities:
Derivatives qualifying as hedging	$—	$28,947	$—	$—	$28,947
Derivatives not qualifying as hedging	—	5,195	—	—	5,195
Derivative instruments	$—	$34,142	$—	$—	$34,142

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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Equities
Our investments in equities consist of a combination of publicly and privately traded investments. Our publicly traded equity investments in common and preferred stocks predominantly trade on major exchanges and are managed by our external advisors. Our exchange-traded funds also trade on major exchanges. Our publicly traded equities are widely diversified and there is no significant concentration in any specific industry. We use an internationally recognized pricing service to estimate the fair value of our publicly traded equities and exchange-traded funds. We have categorized the majority of our publicly traded equity investments, other than preferred stock, and our exchange-traded funds as Level 1 investments because the fair values of these investments are based on unadjusted quoted prices in active markets for identical assets. We have two equity securities trading in an inactive market and, as a result have been classified as Level 2. The fair value estimates of our investments in publicly traded preferred stock are based on observable market data and, as a result, have been categorized as Level 2.
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
Cash and Cash Equivalents
Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and are very close to maturity. As such, they present insignificant risk of changes in value due to changes in interest rates. Included within cash and cash equivalents are money market funds, fixed interest deposits and highly liquid fixed maturity investments purchased with an original maturity of three months or less.
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
Insurance Contracts - Fair Value Option
The Company uses an internal model to calculate the fair value of the liability for losses and loss adjustment expenses and reinsurance balances recoverable on paid and unpaid losses for certain retroactive reinsurance contracts where we have elected the fair value option. The fair value is calculated as the aggregate of discounted cash flows plus a risk margin. The discounted cash flow approach uses (i) estimated nominal cash flows based upon an appropriate payment pattern developed in accordance with standard actuarial techniques and (ii) a discount rate based upon a high quality rated corporate bond yield plus a credit spread for non-performance risk. The model uses corporate bond rates across the yield curve depending on the estimated timing of the future cash flows and specific to the currency of the risk. The risk margin is calculated using the present value of the cost of capital. The cost of capital approach uses (i) projected capital requirements, (ii) multiplied by the risk cost of capital representing the return required for non-hedgeable risk based upon the weighted average cost of capital less investment income and (iii) discounted using the weighted average cost of capital.
Derivative Instruments
The fair values of our derivative instruments, as described in Note 5 - "Derivatives and Hedging Instruments" are classified as Level 2. The fair values are based upon prices in active markets for identical contracts.
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Investments
The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended March 31, 2021			Three months ended March 31, 2020
	Privately-held Equities	Other Investments	Total	Privately-held Equities	Other Investments	Total

Beginning fair value	$274,741	$9,564	$284,305	$265,799	$87,869	$353,668
Purchases	57,192	—	57,192	1,358	37,092	38,450
Sales	—	—	—	—	(539)	(539)
Total realized and unrealized losses	(1,529)	—	(1,529)	(145)	(40,368)	(40,513)
Transfer out of Level 3 into Level 2	—	—	—	—	(83,740)	(83,740)
Ending fair value	$330,404	$9,564	$339,968	$267,012	$314	$267,326
Net realized and unrealized gains related to Level 3 assets in the tables above are included in net realized and unrealized gains (losses) in our consolidated statements of earnings.
The securities transferred from Level 3 to Level 2 were based upon obtaining market observable information regarding the valuations of the specific assets.
Valuations Techniques and Inputs
The table below presents the qualitative information related to the fair value measurements for our privately held equity investments measured at fair value on a recurring basis using Level 3 inputs:

Qualitative Information about Level 3 Fair Value Measurements
Fair Value as of March 31, 2021	Valuation Techniques	Unobservable Input	Range (Average) (1)
(in millions of U.S. dollars)
$228.8	Guideline company methodology	Distribution waterfall	12.89
$104.0	Cost as approximation of fair value	Cost as approximation of fair value
$7.2	Net Asset Value (2)	NAV at recent transaction	19.49
$340.0
(1) The average represents the arithmetic average of the inputs and is not weighted by the relative fair value.
(2) This relates to our direct investment in the equity of a privately held business development company ("BDC") which follows the Investment Company accounting guidance in ASC 946 and therefore values its underlying investments using NAV as a practical expedient as permitted by ASC 946. Our valuation of our equity interest in this BDC is therefore based on the NAV provided by the BDC, subject to our own independent validation procedures.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Insurance Contracts - Fair Value Option
The following table presents a reconciliation of the beginning and ending balances for all insurance contracts measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended March 31,
	2021			2020
	Liability for losses and LAE	Reinsurance balances recoverable	Net	Liability for losses and LAE	Reinsurance balances recoverable	Net
Beginning fair value	$2,452,920	$520,830	$1,932,090	$2,621,122	$695,518	$1,925,604
Assumed business	—	—	—	4,975	—	4,975
Incurred losses and LAE:
Increase (reduction) in estimates of ultimate losses	(8,223)	709	(8,932)	(14,439)	(3,171)	(11,268)
Reduction in unallocated LAE	(4,395)	—	(4,395)	(6,413)	—	(6,413)
Change in fair value	(94,083)	(18,611)	(75,472)	(64,804)	(6,567)	(58,237)
Total incurred losses and LAE	(106,701)	(17,902)	(88,799)	(85,656)	(9,738)	(75,918)
Paid losses	(73,950)	(11,983)	(61,967)	(81,163)	(16,114)	(65,049)
Effect of exchange rate movements	5,113	(131)	5,244	(113,735)	(16,270)	(97,465)
Ending fair value	$2,277,382	$490,814	$1,786,568	$2,345,543	$653,396	$1,692,147

The following table presents the components of the net change in fair value:

	Three Months Ended March 31,
	2021	2020
Changes in fair value due to changes in:
Duration	$1,566	$4,148
Corporate bond yield	(77,038)	(64,092)
Weighted cost of capital	—	(5,048)
Risk cost of capital	—	6,755
Change in fair value	$(75,472)	$(58,237)
Below is a summary of the quantitative information regarding the significant observable and unobservable inputs used in the internal model to determine fair value on a recurring basis:

		March 31, 2021	December 31, 2020
Valuation Technique	Unobservable (U) and Observable (O) Inputs	Weighted Average	Weighted Average
Internal model	Corporate bond yield (O)	A rated	A rated
Internal model	Credit spread for non-performance risk (U)	0.2%	0.2%
Internal model	Risk cost of capital (U)	5.1%	5.1%
Internal model	Weighted average cost of capital (U)	8.25%	8.25%
Internal model	Duration - liability (U)	8.21 years	8.17 years
Internal model	Duration - reinsurance balances recoverable on paid and unpaid losses (U)	7.95 years	8.23 years
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
As of March 31, 2021, our 4.50% Senior Notes due 2022 (the "2022 Senior Notes") and our 4.95% Senior Notes due 2029 (the "2029 Senior Notes" and, together with the 2022 Senior Notes, the "Senior Notes") were carried at amortized cost of $349.4 million and $494.2 million, respectively, while the fair value based on observable market pricing from a third party pricing service was $360.7 million and $561.1 million, respectively. The Senior Notes are classified as Level 2.
Junior Subordinated Notes
As of March 31, 2021, our 5.75% Fixed-Rate Reset Junior Subordinated Notes due 2040 (the “Junior Subordinated Notes”) were carried at amortized cost of $344.9 million, while the fair value based on observable market pricing from a third party pricing service was $365.7 million. The Junior Subordinated Notes are classified as Level 2.
Insurance Contracts
Disclosure of fair value of amounts relating to insurance contracts is not required, except those for which we elected the fair value option, as described above.
Remaining Assets and Liabilities
Our remaining assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature approximates fair value as of March 31, 2021 and December 31, 2020.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. PREMIUMS WRITTEN AND EARNED
The following table provides a summary of premiums written and earned by segment:

	Three Months Ended March 31,
	2021		2020
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Run-off
Gross	$22,183	$94,206	$327	$18,078
Ceded	(17,685)	(21,370)	1,849	(2,048)
Net	$4,498	$72,836	$2,176	$16,030
Legacy Underwriting
Gross	$27,574	$48,059	$209,434	$177,043
Ceded	(16,107)	(28,019)	(57,151)	(33,722)
Net	$11,467	$20,040	$152,283	$143,321
Total
Gross	$49,757	$142,265	$209,761	$195,121
Ceded	(33,792)	(49,389)	(55,302)	(35,770)
Total	$15,965	$92,876	$154,459	$159,351
Gross premiums written for the three months ended March 31, 2021 decreased by $160.0 million primarily due to StarStone International being placed into an orderly run-off in the second quarter of 2020 and the sale of Atrium. Refer to Note 3 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" for further information.
12. GOODWILL AND INTANGIBLE ASSETS
As of each of March 31, 2021 and December 31, 2020, goodwill, included within other assets in the condensed consolidated balance sheets, was $63.0 million and related to the Run-off segment. Goodwill relating to the Legacy Underwriting segment of $8.0 million was impaired in the second quarter of 2020 following the decision to place StarStone International into run-off.
The amortization recorded on the intangible assets of the Legacy Underwriting segment, prior to the reclassification of Atrium to held-for-sale, for three months ended March 31, 2020 was $0.5 million.

13. DEBT OBLIGATIONS AND CREDIT FACILITIES
We utilize debt financing and credit facilities primarily for funding acquisitions and significant new business, investment activities and, from time to time, for general corporate purposes. Our debt obligations were as follows:

Facility	Origination Date	Term	March 31, 2021	December 31, 2020
4.50% Senior Notes due 2022	March 10, 2017	5 years	$349,393	$349,253
4.95% Senior Notes due 2029	May 28, 2019	10 years	494,244	494,194
Total Senior Notes			843,637	843,447
5.75% Junior Subordinated Notes due 2040	August 26, 2020	20 years	344,878	344,812
EGL Revolving Credit Facility	August 16, 2018	5 years	175,000	185,000
Total debt obligations			$1,363,515	$1,373,259
The table below provides a summary of the total interest expense:

	Three Months Ended March 31,
	2021	2020
Interest expense on debt obligations	$15,907	$13,195
Amortization of debt issuance costs	256	220
Funds withheld balances and other	16	—
Total interest expense	$16,179	$13,415

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Debt Obligations
Senior Notes
We have issued two series of Senior Notes as shown in the table above. The 2022 Senior Notes and the 2029 Senior Notes bear interest at a fixed rate per annum, equal to 4.50% and 4.95%, respectively.
We incurred costs of $2.9 million and $6.8 million in issuing the 2022 and 2029 Senior Notes, respectively. The unamortized costs as of March 31, 2021 were $0.6 million and $5.8 million, respectively (December 31, 2020: $0.7 million and $5.8 million, respectively).
Junior Subordinated Notes
Our wholly-owned subsidiary, Enstar Finance LLC ("Enstar Finance") issued the Junior Subordinated Notes as shown in the table above, which are fully and unconditionally guaranteed by us on an unsecured and junior subordinated basis. The Junior Subordinated Notes bear interest (i) during the initial five-year period ending August 30, 2025, at a fixed rate per annum of 5.75% and (ii) during each five-year reset period thereafter beginning September 1, 2025, at a fixed rate per annum equal to the five-year U.S. treasury rate calculated as of two business days prior to the beginning of such five-year period plus 5.468%.
We incurred costs of $5.2 million in issuing the Junior Subordinated Notes. The unamortized costs as of March 31, 2021 and December 31, 2020 were $5.1 million and $5.2 million, respectively.
EGL Revolving Credit Facility
As of March 31, 2021, we were permitted to borrow up to an aggregate of $600.0 million under the revolving credit facility. We may request additional commitments under the facility up to an additional $400.0 million, which the existing lenders in their discretion or new lenders may provide, in each case subject to the terms of the agreement. To date, we have not requested any additional commitments under the facility.
As of March 31, 2021, there was $425.0 million of available unutilized capacity under the facility. Subsequent to March 31, 2021, we have neither borrowed nor repaid any additional amounts under the facility, as such the unutilized capacity remains at $425.0 million.
We pay interest on loans borrowed under the facility at a per annum rate comprising a reference rate determined based on the type of loan we borrow plus a margin based on the Company's long term senior unsecured debt ratings. The applicable reference rate is adjusted base rate for base rate loans and adjusted LIBOR for LIBOR loans. The applicable margin varies based upon changes to our long term senior unsecured debt ratings assigned by S&P or Fitch. We pay interest quarterly for base rate loans and as frequently as monthly for LIBOR loans, depending on the applicable interest period. We also pay a commitment fee based on the average daily unutilized capacity under the facility.
Refer to Note 15 - "Debt Obligations and Credit Facilities" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 for further information regarding our debt obligations.
Maturities
As of March 31, 2021, the amount of outstanding debt obligations that will become due in each of the next five years and thereafter was as follows: 2021, $0; 2022, $350.0 million; 2023, $175.0 million; 2024, $0; 2025 $0; and thereafter, $850.0 million.
Letters of Credit
We utilize unsecured and secured letters of credit to support certain of our (re)insurance performance obligations.
$275.0 million Funds at Lloyd's Letter of Credit Facility
We use letters of credit under this facility to satisfy a portion of our Funds at Lloyd's requirements. We may request additional commitments under the facility in an aggregate amount not to exceed $75.0 million and letters of credit issued under the facility will expire at the end of 2025. As of March 31, 2021 and December 31, 2020, our combined Funds at Lloyd's comprised cash and investments of $263.1 million and $260.9 million, respectively, and unsecured letters of credit of $210.0 million as of both dates.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$90.0 million Funds at Lloyd’s Deposit Facility
On May 6, 2021, we entered into a $90.0 million Funds at Lloyd's Deposit Facility. We will use this facility to satisfy a portion of our Funds at Lloyd’s requirements. Under this facility, a third-party lender deposits a requested market valuation amount of eligible securities into Lloyd’s on behalf of our Lloyd’s corporate member. We may request additional commitments under the facility in an aggregate amount not to exceed $10.0 million, and the facility is scheduled to expire on May 6, 2023. As of May 7, 2021 the facility was unutilized.
$120.0 million Letter of Credit Facility
We use this facility to provide collateral support for certain reinsurance obligations of our subsidiaries. We may request additional commitments under the facility in an aggregate amount not to exceed $60.0 million, which the existing lender in its discretion or new lenders may provide, in each case subject to the terms of the agreement. As of March 31, 2021 and December 31, 2020, the aggregate amount of letters of credit issued under the facility was $115.7 million as of both dates.
$800.0 million Syndicated Letter of Credit Facility
We use this facility to collateralize certain reinsurance obligations. As of March 31, 2021 and December 31, 2020, the aggregate amount of letters of credit issued under the facility was $593.6 million and $587.1 million, respectively. The December 31, 2020 amount has been corrected from $424.1 million that was previously disclosed in our 2020 Annual Report on Form-K. This correction has no impact on our consolidated financial statements and is not considered material to previously issued financial statements.
$65.0 million Letter of Credit Facility
We use this facility to collateralize a portion of our reinsurance obligations relating to our novation transaction with Hannover Re, which we completed on August 6, 2020, as discussed in Note 2 - "Significant Accounting Policies." As of March 31, 2021 and December 31, 2020, the aggregate amount of letters of credit issued under the facility was $61.0 million as of both dates.
Subsidiary Capital Letters of Credit
We also utilize unsecured and secured letters of credit to support the regulatory capital requirements of certain of our subsidiaries.
$100.0 million Bermuda Letter of Credit Facility
The letter of credit issued under this facility qualifies as eligible capital for one of our Bermuda regulated subsidiaries. As of March 31, 2021 and December 31, 2020, the aggregate face amount of letters of credit under the facility was $100.0 million as of both dates.
GBP £32.0 million United Kingdom Letter of Credit Facility
The letter of credit issued under this facility qualifies as Ancillary Own Funds capital for one of our U.K. regulated subsidiaries. As of March 31, 2021 and December 31, 2020, the aggregate face amount of letters of credit under the facility was $44.2 million and $43.7 million, respectively.
Refer to Note 15 - "Debt Obligations and Credit Facilities" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 for further information on the terms of the above letter of credit facilities.
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
Redeemable Noncontrolling Interest
As of December 31, 2020, the RNCI comprised the ownership interests held by the Trident V Funds (39.3%) and the Dowling Funds (1.7%) in our subsidiary North Bay. As discussed in Note 3 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations," North Bay owned our investment in Northshore, the holding company that owns Atrium and Arden and SSHL, the holding company for the StarStone group, which includes StarStone

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
International and which also owned StarStone U.S. prior to its sale to Core Specialty which was completed on November 30, 2020. Following the completion of the Exchange Transaction on January 1, 2021, there is no RNCI in respect of Northshore and the remaining RNCI as of March 31, 2021 only relates to StarStone International.
The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI:

	Three Months Ended
	March 31,
	2021	2020
Balance at beginning of period	$365,436	$438,791
Distributions paid	(202,073)	—
Net earnings (losses) attributable to RNCI	11,745	(31,959)
Change in unrealized losses on AFS investments attributable to RNCI	(251)	(4,170)
Change in currency translation adjustments attributable to RNCI	676	—
Change in redemption value of RNCI	(730)	(10,150)
Cumulative effect of change in accounting principle attributable to RNCI (1)	—	261
Balance at end of period	$174,803	$392,773
(1) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 2 - "Significant Accounting Policies" to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 for further details.
We carried the RNCI at its estimated redemption value, which is fair value, as of March 31, 2021 and December 31, 2020. The decrease in the three months ended March 31, 2021 was primarily driven by the Exchange Transaction, which was completed on January 1, 2021, whereas the decrease in the three months ended March 31, 2020 was primarily attributable to net losses related to StarStone during that period.
Refer to Note 20 - "Commitments and Contingencies" for additional information regarding RNCI.
Noncontrolling Interest
As of March 31, 2021 and December 31, 2020, we had $12.7 million and $13.6 million, respectively, of NCI primarily related to external interests in three of our subsidiaries. A reconciliation of the beginning and ending carrying amount of the equity attributable to NCI is included in the consolidated statement of changes in shareholder's equity.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. SHAREHOLDERS' EQUITY
Refer to Note 17 - "Shareholders' Equity" to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 for information on our share capital.
Voting Ordinary Shares
Share Repurchases
On February 25, 2021, our Board of Directors approved an extension of the duration of our previously announced ordinary share repurchase program (the “Repurchase Program”) through March 1, 2022. The Repurchase Program was previously set to expire on March 1, 2021. Pursuant to the Repurchase Program, the Company may repurchase a limited number of its ordinary shares, not to exceed $150.0 million in aggregate, including shares repurchased prior to the extension of the Repurchase Program.
During the three months ended March 31, 2021 and 2020, we repurchased 18,003 and 92,510 ordinary shares, respectively, at an average price of $234.70 and $135.40, respectively, for an aggregate price of $4.2 million and $12.5 million, respectively, under the Repurchase Program. As of March 31, 2021, the remaining capacity under the Repurchase Program was $119.8 million.
Non-Voting Ordinary Shares
Series C
Warrants to acquire 175,901 Series C Non-Voting Ordinary Shares for an exercise price of $115.00 per share were exercised on a cashless basis during the three months ended March 31, 2021, which resulted in a total of 89,590 Series C Non-Voting Ordinary Shares being issued in the period.
Warrants
As of March 31, 2021, there were no warrants outstanding following the exercise described above.
Dividends on Preferred Shares
During the three months ended March 31, 2021 and 2020, we declared and paid dividends on Series D Preferred Shares of $7.0 million and Series E Preferred Shares of $1.9 million for both periods. On May 5, 2021, we declared $7.0 million and $1.9 million of dividends on the Series D and E Preferred Shares, respectively, to be paid on June 1, 2021 to shareholders of record as of May 15, 2021.
Accumulated Other Comprehensive Income
The following tables present a roll forward of accumulated other comprehensive income (loss):

	Unrealized gains (losses) arising during the year	Cumulative Currency Translation Adjustment	Defined Benefit Pension Liability	Total
Balance, December 31, 2020, net of tax	$72,576	$7,876	$207	$80,659
Unrealized losses on fixed income available-for-sale investments arising during the year	(111,274)	—	—	(111,274)
Reclassification adjustment for change in allowance for credit losses recognized in net earnings	12,025	—	—	12,025
Reclassification adjustment for net realized gains included in net earnings	(594)	—	—	(594)
Reclassification to earnings on disposal of subsidiary	475	—	—	475
Change in currency translation adjustment	—	1,418	—	1,418
Total other comprehensive income (loss)	(99,368)	1,418	—	(97,950)
Other comprehensive (income) loss attributable to RNCI	251	(675)	—	(424)
Balance, March 31, 2021, net of tax	$(26,541)	$8,619	$207	$(17,715)

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Unrealized gains (losses) arising during the year	Cumulative Currency Translation Adjustment	Defined Benefit Pension Liability	Total
Balance, December 31, 2019, net of tax	$(432)	$8,548	$(945)	$7,171
Unrealized losses on fixed income available-for-sale investments arising during the year	(58,735)	—	—	(58,735)
Reclassification adjustment for change in allowance for credit losses recognized in net earnings	13,212	—	—	13,212
Reclassification adjustment for net realized gains included in net earnings	212	—	—	212
Change in currency translation adjustment	—	(686)	—	(686)
Total other comprehensive loss	(45,311)	(686)	—	(45,997)
Other comprehensive loss attributable to RNCI	4,170	—	—	4,170
Balance, March 31, 2020, net of tax	$(41,573)	$7,862	$(945)	$(34,656)
The following table presents details about the tax effects allocated to each component of other comprehensive income (loss):

	Three Months Ended
	March 31,
	2021			2020
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains (losses) on fixed income available-for-sale investments arising during the year	$(116,267)	$4,993	$(111,274)	$(58,735)	$—	$(58,735)
Reclassification adjustment for change in allowance for credit losses recognized in net earnings	12,227	(202)	12,025	13,212	—	13,212
Reclassification adjustment for net realized (gains) losses included in net earnings	(869)	275	(594)	212	—	212
Reclassification to earnings on disposal of subsidiary	586	(111)	475	—	—	—
Change in currency translation adjustment	1,418	—	1,418	(686)	—	(686)
Other comprehensive income (loss)	$(102,905)	$4,955	$(97,950)	$(45,997)	$—	$(45,997)

The following table presents details of amounts reclassified from accumulated other comprehensive income:

Details about AOCI components	March 31, 2021	March 31, 2020	Affected Line Item in Statement where Net Earnings are presented
Unrealized losses on fixed income available-for-sale investments	(11,944)	(12,118)	Net realized and unrealized losses
	—	(1,306)	Net loss from discontinued operations
	(11,944)	(13,424)	Total before tax
	38	—	Income tax benefit
Total reclassifications for the period, net of tax	(11,906)	(13,424)

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net earnings per ordinary share:

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Earnings (loss) per share attributable to Enstar ordinary shareholders:
Net earnings (loss) from continuing operations (1)	$183,197	$(515,600)
Net loss from discontinued operations (2)	—	(1,221)
Net earnings (loss) attributable to Enstar ordinary shareholders:	$183,197	$(516,821)

Denominator:
Weighted-average ordinary shares outstanding — basic (3)	21,562,341	21,549,844
Effect of dilutive securities:
Share-based compensation plans (4)	209,324	164,435
Warrants (5)	80,659	65,627
Weighted-average ordinary shares outstanding — diluted	21,852,324	21,779,906

Earnings (loss) per share attributable to Enstar ordinary shareholders:
Basic:
Net earnings (loss) from continuing operations	$8.50	$(23.93)
Net loss from discontinued operations	—	(0.05)
Net earnings (loss) per ordinary share	$8.50	$(23.98)
Diluted (6):
Net earnings (loss) from continuing operations	$8.38	$(23.93)
Net loss from discontinued operations	—	(0.05)
Net earnings (loss) per ordinary share	$8.38	$(23.98)

(1) Net earnings (loss) from continuing operations attributable to Enstar ordinary shareholders equals net earnings (loss) from continuing operations, plus net loss (earnings) from continuing operations attributable to noncontrolling interest, less dividends on preferred shares.
(2) Net loss from discontinued operations attributable to Enstar ordinary shareholders equals net loss from discontinued operations, net of income taxes, plus net loss from discontinued operations attributable to noncontrolling interest; refer to Note 3 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" for a breakdown.
(3) Weighted-average ordinary shares for basic earnings per share includes ordinary shares (voting and non-voting) but excludes ordinary shares held in the Enstar Group Limited Employee Benefit Trust (the "EB Trust") in respect of Joint Share Ownership Plan ("JSOP") awards.
(4) Share-based dilutive securities include restricted shares, restricted share units, and performance share units. Certain share-based compensation awards, including the ordinary shares held in the EB Trust in respect of JSOP awards, were excluded from the calculation for the three months ended March 31, 2021 and 2020 because they were anti-dilutive.
(5) Warrants to acquire 175,901 Series C Non-Voting Ordinary Shares for an exercise price of $115.00 per share were exercised on a cashless basis during the three months ended March 31, 2021, which resulted in a total of 89,590 Series C Non-Voting Ordinary Shares being issued in the period. As of March 31, 2021, there were no warrants outstanding following the exercise described. The warrants presented in the table above are a weighted-average of the warrants outstanding for the period.
(6) During a period of loss, the basic weighted average ordinary shares outstanding is used in the denominator of the diluted loss per ordinary share computation as the effect of including potentially dilutive securities would be anti-dilutive.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. SHARE-BASED COMPENSATION
We provide various employee benefits including share-based compensation, an employee share purchase plan and an annual incentive compensation program. These are described in Note 19 - "Share-Based Compensation and Pensions" to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020.
The table below provides a summary of the compensation costs for all of our share-based compensation plans:

	Three Months Ended
	March 31,
	2021	2020
Share-based compensation plans:
Restricted shares and restricted share units	$1,295	$1,599
Performance share units	3,895	(667)
Cash-settled stock appreciation rights	2,768	(3,159)
Joint share ownership plan expense	1,121	872
Other share-based compensation plans:
Northshore incentive plan	—	472
StarStone incentive plan	—	(223)
Deferred compensation and ordinary share plan for non-employee directors	871	866
Employee share purchase plan	85	104
Total share-based compensation	$10,035	$(136)
The associated tax benefit recorded to income tax benefit in the consolidated statement of earnings was $0.9 million and $1.0 million for the three months ended March 31, 2021, and 2020, respectively.

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
Interim Tax Expense
The effective tax rates on income for the three months ended March 31, 2021 and 2020 were (3.0)% and 1.0%, respectively. The effective tax rate on income differs from the statutory rate of 0% due to tax on foreign operations, primarily the U.S. and the U.K.
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
Assessment of Valuation Allowance on Deferred Tax Assets
We have estimated the future taxable income of our foreign subsidiaries and have provided a valuation allowance in respect of loss carryforwards where we do not expect to realize a tax benefit. We have considered all available evidence using a "more likely than not" standard in determining the amount of the valuation allowance. During the three months ended March 31, 2021, we have maintained a valuation allowance for deferred tax assets which management does not believe meet the "more likely than not" criteria.
Unrecognized Tax Benefits
There were no unrecognized tax benefits as of March 31, 2021 and December 31, 2020.
Tax Examinations
Our operating subsidiaries may be subject to audit by various tax authorities and may have different statutes of limitations expiration dates. With limited exceptions, our major subsidiaries that operate in the U.S., U.K. and Australia are no longer subject to tax examinations for years before 2016.
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
On November 30, 2020, we completed the sale and recapitalization of StarStone U.S. to Core Specialty in a transaction described in Note 3 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations".
Pursuant to the terms of a Recapitalization Agreement entered into on August 13, 2020 among us, the Trident V Funds, which are advised by Stone Point, and the Dowling Funds (the "Recapitalization Agreement"), we agreed to exchange a portion of our indirect interest in Northshore, the holding company that owns Atrium and Arden, for all of the Trident V Funds’ indirect interest in StarStone U.S. (the “Exchange Transaction”), which is described in Note 3 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations".
Our interests in StarStone and Atrium are held through North Bay, which is a joint venture between us, the Trident V Funds and the Dowling Funds. As of December 31, 2020, we had an indirect 59.0% interest in North Bay and the Trident V Funds and the Dowling Funds owned 39.3% and 1.7%, respectively. North Bay owned 100% of StarStone Specialty Holdings Limited ("SSHL"), the holding company for the StarStone group, which included StarStone U.S. and StarStone International. North Bay also owned 92% of Northshore. North Bay also owns the preferred equity of three segregated cells within our wholly-owned subsidiary Fitzwilliam Insurance Limited (the “Fitzwilliam Cells”) that have provided reinsurance to StarStone and are considered part of StarStone International. Following the completion of the sale and recapitalization of StarStone U.S. and the Exchange Transaction, we now own 25.2% of Core Specialty on a fully diluted basis, which owns StarStone U.S., and 13.8% of Northshore, which continues to own Atrium and Arden. The Trident V Funds own 76.3% of Northshore, and the Dowling Funds own 0.4% of Core Specialty and 1.6% of Northshore. The Exchange Transaction had no impact on the ultimate ownership of SSHL, which continues to own StarStone International, with us, the Trident V Funds and the Dowling Funds retaining our and their prior ownership interests in SSHL of 59.0%, 39.3% and 1.7%, respectively.
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
As of March 31, 2021 and December 31, 2020, the RNCI on our balance sheet relating to these Trident co-investment transactions was $167.5 million and $350.2 million, respectively.
As of March 31, 2021, we had the following additional relationships with Stone Point and its affiliates:
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
•On March 19, 2021, we entered into a commitment letter to invest $12 million in T-VIII Celestial Co-Invest LP, an entity formed by Stone Point to participate in a private equity transaction to acquire CoreLogic, Inc. (NYSE: CLGX). The transaction closed on April 20, 2021, and we funded our capital commitment on April 29, 2021.
The following table presents the amounts included in our consolidated balance sheet related to our related party transactions with Stone Point and its affiliated entities:

	March 31, 2021	December 31, 2020
Short-term investments, AFS, at fair value	$629	$878
Fixed maturities, trading, at fair value	177,699	196,086
Fixed maturities, AFS, at fair value	270,113	227,397
Equities, at fair value	115,634	103,914
Other investments, at fair value:
Hedge funds	20,806	19,844
Fixed income funds	213,202	210,017
Private equity funds	36,482	37,262
CLO equities	37,889	38,658
CLO equity funds	178,150	166,523
Private Debt	27,016	27,016
Real estate fund	28,445	27,278
Total investments	1,106,065	1,054,873
Cash and cash equivalents	34,952	23,933
Other assets	970	403
Other liabilities	3,077	745
Net investment	$1,138,910	$1,078,464

The following table presents the amounts included in net earnings related to our related party transactions with Stone Point and its affiliated entities:

	Three Months Ended March 31,
	2021	2020
Net investment income	$462	$4,084
Net realized and unrealized gains (losses)	24,914	(102,516)
Total net earnings (losses)	$25,376	$(98,432)
Hillhouse
Investment funds managed by Hillhouse Capital (defined below) collectively own 9.4% of Enstar’s voting ordinary shares. These funds also own non-voting ordinary shares, which together with their voting ordinary shares, represent 16.9% economic interest in Enstar. During the three months ended March 31, 2021, Hillhouse Capital exercised warrants on a cashless basis to acquire 175,901 Series C Non-Voting Ordinary Shares for an exercise price of $115.00 per share, which resulted in a total of 89,590 Series C Non-Voting Ordinary Shares being issued to

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Hillhouse Capital in the period. From February 2017 to February 2021, Jie Liu, a partner of AnglePoint HK (defined below), served on our Board.
We have made significant direct investments in funds (the "Hillhouse Funds") managed by Hillhouse Capital Management, Ltd. and Hillhouse Capital Advisors, Ltd. (together, "Hillhouse Capital") and AnglePoint Asset Management Ltd., an affiliate of Hillhouse Capital ("AnglePoint Cayman"). As of March 31, 2021, the carrying value (i.e., the net asset value) of our direct investment in the InRe Fund, L.P. (the "InRe Fund"), which is managed by AnglePoint, was $2.8 billion (December 31, 2020: $2.4 billion). Hillhouse Capital and AnglePoint Cayman charge investment management and performance fees to funds they manage, which are deducted from the Hillhouse Funds’ reported net asset values. For the full year ended December 31, 2020, we incurred management and performance fees of $489.0 million. This amount has been revised from $394.0 million disclosed in our 2020 Annual Report on Form 10-K to correct management and performance fees for full year 2020. This correction has no impact on our consolidated financial statements and is not considered material to previously issued financial statements.
On February 21, 2021, we entered into a Termination and Release Agreement (the "TRA") with the InRe Fund, Hillhouse Capital, AnglePoint Cayman, AnglePoint Asset Management Limited (“AnglePoint HK”), and InRe Fund GP, Ltd. (“InRe GP”) pursuant to which we agreed to terminate certain relationships with Hillhouse and its affiliates, primarily with respect to the InRe Fund. In connection with AnglePoint Cayman ceasing to serve as investment manager of the InRe Fund, affiliates of Hillhouse Capital agreed to a deduction of $100.0 million from amounts due to them from the InRe Fund and to waive their right to receive any performance fees that could have been earned for 2021. We also redeemed our investments in the other Hillhouse Funds at their carrying value plus an implied interim return and received $381.3 million in the form of additional interest in the InRe Fund.
AnglePoint Cayman previously received sub-advisory services with respect to InRe Fund from its affiliate, AnglePoint HK, an investment advisory company licensed by the Securities and Futures Commission in Hong Kong. Pursuant to the TRA, we acquired an option to buy AnglePoint HK, which we also had the right to assign to a third-party. On April 1, 2021, we entered into a Designation Agreement with Jie Liu (the "Designation Agreement"), pursuant to which we designated Mr. Liu, an AnglePoint HK partner, as the purchaser of AnglePoint HK, and he acquired the company from an affiliate of Hillhouse Capital on the same day. AnglePoint Cayman simultaneously assigned its investment management agreement with InRe Fund to AnglePoint HK. The Designation Agreement requires us and AnglePoint HK to amend the InRe Fund investment management agreement and limited partnership agreement to incorporate a revised fee structure for AnglePoint HK and certain other agreed changes.
The InRe Fund qualifies as a variable interest entity and our maximum exposure to loss is the amount of our investment in the fund, as disclosed in the table below. As of March 31, 2021, the InRe Fund's assets were invested 7% in fixed income securities, 12% in North American equities, 32% in international equities and 49% in financing, derivatives and other items. The derivatives in the InRe Fund are used for both hedging and investment purposes. The InRe Fund utilizes prime brokerage borrowing facilities and has also securitized certain letters of credit relating to intragroup reinsurances. We do not provide any financial support to the InRe Fund. Funds that employ leverage through borrowings and derivatives can generate outsized returns but can also experience greater levels of volatility.
As of March 31, 2021, our equity method investee, Enhanzed Re, had investments in a fund managed by AnglePoint, as set forth in the table below. Our consolidated balance sheet included the following balances related to transactions with Hillhouse Capital and AnglePoint (as applicable):

	March 31, 2021	December 31, 2020
Investments in funds managed by AnglePoint Cayman, held by Enhanzed Re	$909,021	$851,435
Our ownership percentage of Enhanzed Re	47.4%	47.4%
Our share of Enhanzed Re's investment in funds managed by AnglePoint Cayman held by Enhanzed Re (through our equity method investment ownership)	$430,876	$403,580

Investment in other funds managed by AnglePoint Cayman and Hillhouse:
InRe Fund	$2,823,144	$2,365,158
Other funds	—	369,508
	$2,823,144	$2,734,666

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the amounts included in net earnings related to our related party transactions with Hillhouse Capital and AnglePoint Cayman (as applicable):

	Three Months Ended March 31,
	2021	2020
Net realized and unrealized gains (losses)[1]	$97,478	$(64,704)
(1) Includes the impact of a deduction of $100.0 million from amounts due to affiliates of Hillhouse Capital from the InRe Fund, which had the effect of increasing our NAV in the InRe Fund on February 21, 2021.
In April we redeemed $800 million of our investment in the InRe Fund for cash.
We will re-evaluate our conclusions with regard to consolidation of the InRe Fund in accordance with the accounting for variable interest entities at the June 30, 2021 balance sheet measurement date.
Northshore
Following the completion of the Exchange Transaction with the Stone Point managed Trident V Funds on January 1, 2021 as described in Note 3 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations", our equity interest in Northshore, the holding company that owns Atrium and Arden was reduced to 13.8% from 54.1% while the Trident V Funds' total equity interest in Northshore increased from 36.0% to 76.3%. We have accounted for our residual equity interest in Northshore as an investment in a privately held equity security at fair value. The carrying value of our investment in Northshore was $34.0 million as of March 31, 2021.
Concurrent with the closing of the Exchange Transaction on January 1, 2021, one of our wholly-owned subsidiaries and Northshore entered into a TSA through which our wholly-owned subsidiary agreed to provide certain transitional services to Northshore over a transition period of up to 18 months.
In addition, concurrent with the completion of the Exchange Transaction on January 1, 2021, Arden also entered into an LPT Retrocession Agreement with one of our majority owned subsidiaries, through which Arden fully reinsured its non-life run-off portfolio with total liabilities of $19.0 million to our majority owned subsidiary, in exchange for a retrocession premium consideration of an equal amount. Arden retained the premium under a funds held arrangement, to secure the payment obligations of our majority owned subsidiary.
Our consolidated balance sheet included the following balances between us and Arden:

March 31, 2021
Balances under LPT Retrocession Agreement:
Premiums Receivable	$13,735
Loss and loss adjustment expenses	13,417

Our consolidated statement of earnings included the following amounts between us and Arden:

Three Months Ended
March 31,
2021
Transactions under LPT Retrocession Agreement:
Net incurred losses and LAE	318
Total net earnings	$318
Furthermore, as described in Note 3 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations", through our wholly-owned subsidiary SGL No.1, a Lloyd’s corporate member, we provided 25% of the underwriting capacity on the 2017 to 2020 underwriting years of Atrium's Syndicate 609 at Lloyd’s. Effective January 1, 2021, and in conjunction with the completion of the Exchange Transaction, SGL No.1 ceased its provision of underwriting capacity on Syndicate 609. Accordingly, the 2020 underwriting year was the last underwriting year that SGL No. 1 participated in with respect to the Atrium business. We will continue to report SGL No. 1's 25% gross share of the 2020 and prior underwriting years of Syndicate 609 until the 2020 underwriting year completes an RITC into a successor year, which will be no earlier than December 31, 2022. There is no net retention for Enstar on Atrium's

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2020 and prior underwriting years as the business was contractually transferred to the Atrium entities that were divested in the Exchange Transaction. Effective January 1, 2021, all balances that SGL No. 1 has with Atrium and Arden are no longer eliminated in our consolidated financial statements.
Our consolidated balance sheet includes the following balances related to our participation in Atrium's Syndicate 609 through our wholly-owned subsidiary SGL 1. The balances are disclosed on a gross basis and therefore include the reinsurance balances recoverable from Arden under a quota share reinsurance agreement as well as the net results arising from our participation which is payable by SGL 1 to Atrium under a capacity lease tenancy agreement as described further below:

March 31, 2021
Short-term investments, trading, at fair value	$1,665
Fixed maturities, trading, at fair value	156,956
Fixed maturities, available-for-sale, at fair value	4,431
Other investments, at fair value	9,935
Cash and cash equivalents	24,378
Restricted cash and cash equivalents	5,628
Premiums receivable	33,064
Reinsurance balances recoverable on paid and unpaid losses	90,476
Funds held by reinsured companies	33,880
Other assets	95,979
Losses and loss adjustment expenses	249,096
Unearned premiums	70,953
Insurance and reinsurance balances payable	121,834
Other liabilities	14,114

Our consolidated statement of earnings included the following amounts related to our participation in Atrium's Syndicate 609 through our wholly-owned subsidiary SGL 1. These amounts reflect the impact of cessions by SGL 1 to Arden under a quota share reinsurance agreement with the net results arising from our participation being payable by SGL 1 to Atrium under a capacity lease tenancy agreement as described further below:

Three Months Ended
March 31,
2021
Net premiums earned	$20,040
Net investment income	758
Net realized and unrealized losses	(1,289)
Other expense	(6,518)
Net incurred losses and loss adjustment expenses	(4,478)
Acquisition costs	(4,977)
General and administrative expenses	(2,084)
Net foreign exchange losses	(1,111)
Total net earnings	$341
As discussed above, Enstar does not retain any of the economics related to its participation in Atrium's 2020 and prior underwriting years through its wholly-owned subsidiary SGL 1 since this business is contractually transferred to the Atrium entities that were divested in the Exchange Transaction, through a quota share reinsurance agreement with Arden covering 65% of the business written by Atrium's Syndicate 609 and a capacity lease tenancy agreement covering the net results arising from the residual business written but not covered by the 65% quota share reinsurance agreement with Arden.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Monument Re
Monument Insurance Group Limited ("Monument Re") was established in October 2016 and Enstar has invested a total of $59.6 million in the common and preferred shares of Monument Re as of March 31, 2021 (December 31, 2020: $59.6 million). We own 20% of the common shares of Monument Re, as well as different classes of preferred shares which have fixed dividend yields, and which collectively represented a total economic interest of 22.5% as at March 31, 2021 (December 31, 2020: 23.0%). In connection with our investment in Monument Re, we entered into a Shareholders Agreement with the other shareholders and have accounted for our equity interest in Monument Re as an equity method investment since we have significant influence over its operating and financial policies.
Our investment in the common and preferred shares of Monument Re, which is included in equity method investments on our consolidated balance sheet, as of March 31, 2021 and December 31, 2020 was $200.8 million and $193.7 million, respectively.
During the three months ended March 31, 2021 and 2020 our share of net earnings (loss) on our investment in Monument Re was $14.8 million and $(1.5) million, respectively. In addition, one of our representatives serves on Monument Re's board of directors. No director fees were received during the during the three months ended March 31, 2021 and 2020.
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
During the three months ended March 31, 2020 our share of net earnings on our investment in Clear Spring was $0.3 million.
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
Our consolidated statement of earnings included the following amounts between us and Clear Spring:

Three Months Ended
March 31,
2020
Transactions under StarStone ceding quota share, included in net loss from discontinued operations:
Ceded premium earned	$(681)
Net incurred losses and LAE	754
Acquisition costs	72

Transactions under assuming quota share:
Premium earned	170
Net incurred losses and LAE	372
Acquisition costs	(13)

Total net earnings	$674

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
Our indirect investment in the shares of AmTrust, carried in equities on our consolidated balance sheet, as of March 31, 2021 and December 31, 2020 was $228.8 million and $230.3 million, respectively.
The following table presents the amounts included in net earnings related to our related party transactions with AmTrust (excluding withholding taxes):

	Three Months Ended March 31,
	2021	2020
Net investment income	$1,493	$2,471
Net realized and unrealized losses	(1,492)	(145)
Total net earnings	$1	$2,326
Citco
In June 2018, we made a $50.0 million indirect investment in the shares of Citco III Limited ("Citco"), a fund administrator with global operations. As of March 31, 2021 and December 31, 2020, we owned 31.9% of the common shares in HH CTCO Holdings Limited, which in turn owns 15.4% of the convertible preferred shares, amounting to a 6.2% interest in the total equity of Citco. Pursuant to an investment agreement and in consideration for participation therein, a related party of Hillhouse Capital provided us with investment support. In a private transaction that preceded our co-investment opportunity, certain Citco shareholders, including Trident, agreed to sell all or a portion of their interests in Citco. As of March 31, 2021 and December 31, 2020, Trident owned 3.4% interest in Citco. Mr. Carey currently serves as an observer to the board of directors of Citco in connection with Trident's investment therein.
Our indirect investment in the shares of Citco, which is included in equity method investments on our consolidated balance sheet, as of March 31, 2021 and December 31, 2020 was $53.7 million and $53.0 million, respectively.
During the three months ended March 31, 2021 and 2020 our share of net earnings on our indirect investment in Citco was $0.7 million and $(0.2) million, respectively.
Enhanzed Re
Enhanzed Re is a joint venture between Enstar, Allianz SE ("Allianz") and Hillhouse Capital that was capitalized in December 2018. Enhanzed Re is a Bermuda-based Class 4 and Class E reinsurer and will reinsure life, non-life run-off, and property and casualty insurance business, initially sourced from Allianz and Enstar. Enstar, Allianz and Hillhouse Capital affiliates have made equity investment commitments in the aggregate of $470.0 million to Enhanzed Re. Enstar owns 47.4% of the entity, Allianz owns 24.9%, and an affiliate of Hillhouse Capital owns 27.7%. As of March 31, 2021, Enstar contributed $154.1 million of its total capital commitment to Enhanzed Re and had an uncalled amount of $68.7 million. We have accounted for our equity interest in Enhanzed Re as an equity method investment as we have significant influence over its operating and financial policies.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Enstar acts as the (re)insurance manager for Enhanzed Re, for which it receives fee income recorded within fees and commission income, AnglePoint Cayman has acted as the primary investment manager, and an affiliate of Allianz provides investment management services. Enhanzed Re writes business from affiliates of its operating sponsors, Allianz SE and Enstar. It also underwrites other business to maximize diversification by risk and geography.
Our investment in the common shares of Enhanzed Re, which is included in equity method investments on our consolidated balance sheet, as of March 31, 2021 and December 31, 2020 was $435.9 million and $330.3 million, respectively.
During the three months ended March 31, 2021 and 2020 our share of net earnings on our investment in Enhanzed Re was $105.6 million and $14.2 million, respectively.
We have ceded 10% of the 2019 Zurich transaction and the 2020 AXA transaction, which is described in Note 2 - "Significant New Business," to Enhanzed Re on the same terms and conditions as those received by Enstar.
During the fourth quarter of 2020, one of our UK-based Run-off subsidiaries entered into a 50% Quota Share reinsurance agreement with Enhanzed Re. The reinsurance is on a funds held basis with fixed crediting rates.
Our consolidated balance sheet included the following balances between us and Enhanzed Re:

	March 31, 2021	December 31, 2020
Balances under ceding quota share:
Reinsurance balances recoverable	$204,179	$208,379
Funds held	187,198	193,981
Insurance balances payables	1,386	1,276

Other assets	877	730
Our consolidated statement of earnings included the following amounts between us and Enhanzed Re:

	Three Months Ended
	March 31,
	2021	2020
Amounts under ceding quota share:
Ceded premium earned	$(131)	$—
Net incurred losses and LAE	(265)	—
Acquisition costs	5	23
Net investment expense	(1,157)	—
Net realized and unrealized losses	(17)	—
Other income	727	291
Fees and commission income	116	—
Total net earnings (loss)	$(722)	$314

Change in unrealized losses on AFS investments	$(623)	—
Core Specialty
Following the sale and recapitalization of StarStone U.S. as described in Note 3 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations," our investment in the common shares of Core Specialty, which is included in equity method investments on our consolidated balance sheet, was $228.0 million as of March 31, 2021 (December 31, 2020: $235.0 million). As a result of the completion of the Exchange Transaction on January 1, 2021, as discussed in Note 3 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations", as well as in Note 14 - "Noncontrolling Interests", our investment in Core Specialty was reduced by $4.0 million as of March 31, 2021. During the three months ended March 31, 2021 our share of net loss on our investment in Core Specialty was $3.0 million. We account for our equity method investment in Core Specialty on a one quarter lag.
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
On completion of the sale and recapitalization of StarStone U.S. on November 30, 2020, we received $235.0 million of Core Specialty shares and $51.5 million of cash. Subsequently, the cash component of the consideration was determined to be $47.0 million with the surplus cash received of $4.5 million being repaid to Core Specialty during the three months ended March 31, 2021.
Furthermore, there are existing reinsurance agreements whereby (i) certain of our subsidiaries provide reinsurance protection to StarStone U.S. ("the assuming reinsurances") and (ii) StarStone U.S. provides reinsurance protection to certain of our subsidiaries ("the ceding reinsurances"). These arrangements remain in place.
Our consolidated balance sheets as of March 31, 2021 and December 31, 2020 included the following balances between us and Core Specialty:

	March 31, 2021	December 31, 2020
Balances under assuming quota share, LPT and ADC reinsurances:
Funds held by reinsured companies	$55,205	$58,086
Other assets	6,884	38,846
Losses and loss adjustment expenses	646,720	682,637
Insurance and reinsurance balances payable	32,067	24,806
Other liabilities	5,017	5,003

Balances under ceding reinsurances:
Reinsurance balances recoverable on paid and unpaid losses	1,691	1,736

Balances under service agreements:
Other assets	4,610	6,727
Other liabilities	53	328

Balances under sale and recapitalization agreement:
Other liabilities	—	4,512
Our consolidated statement of earnings included the following amounts between us and Core Specialty:

Three Months Ended
March 31, 2021
Transactions under assuming quota share, LPT and ADC reinsurances:
Net premiums earned	$4,245
Net incurred losses and loss adjustment expenses	7,852
Acquisition costs	1,324
Net investment income	121

Transactions under service agreements:
Fees and commission income	3,698

Transactions under sale and recapitalization agreement:
Other Income	567
Interest expense	(15)

Total net earnings	$17,792

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
We are also subject to credit risk in relation to funds held by reinsured companies. Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds may be placed into trust or subject to other security arrangements. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us. As of March 31, 2021, we had a significant funds held concentration of $899.5 million (December 31, 2020: $955.0 million) to one reinsured company which has financial strength credit ratings of A+ from A.M. Best and AA from S&P.
We limit the amount of credit exposure to any one counterparty, and none of our counterparty credit exposures, excluding U.S. government instruments and the counterparty noted above, exceeded 10% of shareholders’ equity as of March 31, 2021. Our credit exposure to the U.S. government was $1.3 billion as of March 31, 2021 (December 31, 2020: $1.4 billion).
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
Unfunded Investment Commitments
As of March 31, 2021, we had unfunded commitments of $931.8 million to other investments, $68.7 million to equity method investments, $25.0 million to fixed maturity investments and $10.1 million to equities.
Guarantees
As of March 31, 2021 and December 31, 2020, parental guarantees and capital instruments supporting subsidiaries' (re)insurance obligations were $1.5 billion as of both dates. We also guarantee the Junior Subordinated Notes and the Funds at Lloyd's facilities, which are described in Note 13 - "Debt Obligations and Credit Facilities."
On May 3, 2021, one of our (re)insurance subsidiaries completed an LPT and ADC transaction with AXA Group, as described in Note 2 - "Significant New Business," which is guaranteed by Enstar.
Redeemable Noncontrolling Interest
We have the right to purchase the RNCI interests from the RNCI holders at certain times in the future (each such right, a "call right") and the RNCI holders have the right to sell their RNCI interests to us at certain times in the future (each such right, a "put right"). Following the closing of the Exchange Transaction, we have a call right over

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the portion of SSHL owned by the Trident V Funds and the Dowling Funds, and they have put rights to transfer those interests to us.
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
Our leases have remaining lease terms of one year to 36 years; some of which include options to extend the lease term for up to five years, and some of which include options to terminate the lease within one year. We consider these options in determining the lease term used to establish our right-of-use assets and lease liabilities. Renewal options that we believe we are likely to exercise are considered when determining lease terms. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Since a majority of our leases do not provide an implicit discount rate, we use our collateralized incremental borrowing rate in determining the present value of lease payments.
The table below provides the lease cost and other information relating to our operating leases:

	Three Months Ended March 31,
	2021	2020
Lease cost:
Operating lease cost	$2,112	$3,322
Short-term lease cost(1)	4	58
Total lease cost	2,116	3,380
Sub-lease income(2)	(554)	(138)
Total net lease cost	$1,562	$3,242

Other information:
Operating cash paid for amounts included in the measurement of lease liabilities	$2,110	$3,183
Non-cash activity: right-of-use assets relating to leases	(365)	72
Weighted-average remaining lease term	6.1 years	6.2 years
Weighted-average discount rate	6.7%	6.3%
(1) Leases with an initial lease term of twelve months or less are not recognized within our consolidated balance sheets.
(2) Sub-lease income consists of rental income received from third parties to whom we have sub-leased some of our leased office spaces and is included within other income in our consolidated statements of earnings.
The table below provides a summary of the operating leases recorded on our consolidated balance sheets:

	Balance sheet classification	March 31, 2021	December 31, 2020
Right-of-use assets (1)	Other assets	$24,078	$32,297
Current lease liabilities (1)	Other liabilities	6,302	7,959
Non-current lease liabilities (1)	Other liabilities	20,543	27,064
(1) The December 31, 2020 right-of-use assets and the total lease liability balances exclude balances of $1.0 million related to Atrium which were reclassified to held-for-sale balances on our consolidated balance sheet as of December 31, 2020.
The table below provides a summary of the contractual maturities of our operating lease liabilities:

	2021	2022	2023	2024	2025	2026 and beyond	Total lease payments	Less: Imputed interest	Present value of lease liabilities
Contractual maturities	$6,147	6,608	5,778	4,136	3,164	8,642	34,475	(7,629)	$26,846

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
21. SEGMENT INFORMATION
During the first quarter of 2021, we revised our segment structure to align with how our chief operating decision maker who was determined to be our Chief Executive Officer, views our business, assesses performance and allocates resources to our business components. Effective January 1, 2021, our business is organized into three reportable segments:
(i) Run-off: consists of our acquired property and casualty and other non-life (re)insurance business and the StarStone International business (from January 1, 2021) following our decision to place it into formal run-off. This segment also includes our consulting and management business, which manages the run-off portfolios of third parties through our service companies. Management’s primary objective with respect to the Run-off segment is to generate reserve/claims savings over time by settling claims in a timely, cost efficient manner using our extensive internal claims management expertise;
(ii) Investments: consists of our investment portfolio, excluding those investable assets attributable to our Legacy Underwriting segment. Management’s primary objective of the Investments segment is to maximize total returns generated from our investment portfolio while maintaining high quality investments that meet the duration characteristics of our liabilities; and
(iii) Legacy Underwriting: consists of businesses that are no longer core to our operations. Prior to January 1, 2021, this segment comprised SGL No. 1's 25% net share of Atrium's Syndicate 609 business at Lloyd's and StarStone International (through December 31, 2020). From January 1, 2021, this segment comprises SGL No.1's 25% gross share of the 2020 and prior underwriting years of Atrium's Syndicate 609 at Lloyd's, offset by the contractual transfer of the results of that business to the Atrium entities that were divested in the Exchange Transaction. There is no net retention for Enstar on Atrium's 2020 and prior underwriting years.
In addition, our corporate and other activities, which do not qualify as an operating segment, includes income and expense items that are not directly attributable to our reportable segments. These include, (a) holding company income and expenses, (b) the amortization of deferred charge assets and deferred gain liabilities on retroactive reinsurance contracts, (c) the amortization of fair value adjustments recorded on our business acquisitions, (d) changes in the fair value of assets and liabilities related to our assumed retroactive reinsurance contracts for which we have elected the fair value option, (e) corporate expenses not allocated to our reportable segments, (f) debt servicing costs, (g) net foreign exchange (gains) losses, (h) gains (losses) arising on the sale of subsidiaries (if any), (i) income tax benefit (expense), (j) net earnings (losses) from discontinued operations, net of income tax (if any), (k) net (earnings) loss attributable to noncontrolling interest, and (l) preferred share dividends.
Our assets are reviewed on a consolidated basis by management for decision making purposes since they support business operations across all of our three reportable segments as well as our Corporate & Other activities. We do not allocate assets to our reportable segments with the exception of liabilities for losses and loss adjustment expenses, reinsurance balances recoverable on paid and unpaid losses and goodwill that are directly attributable to our reportable segments. In addition, the assets for the Legacy underwriting segment are shown separately since the balance sheets primarily relate to entities that have been sold.
Following the re-organization of our reportable segments during the first quarter of 2021 as detailed above, we restated the prior period comparatives to conform to the current period presentation.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables set forth selected and unaudited condensed consolidated statement of earnings results by segment and for our corporate and other activities:

	Three Months Ended
	March 31, 2021
	Run-off	Investments	Legacy Underwriting	Corporate & Other (1)	Total
INCOME
Net premiums earned	$72,836	$—	$20,040	$—	$92,876
Fees and commission income	9,598	—	—	—	9,598
Net investment income	—	61,331	758	—	62,089
Net realized and unrealized losses	—	(19,479)	(1,309)	—	(20,788)
Other income (expense)	12,315	—	(6,518)	(5,246)	551
Net gain on sale of subsidiaries	—	—	—	14,894	14,894
	94,749	41,852	12,971	9,648	159,220
EXPENSES
Net incurred losses and loss adjustment expenses	4,625	—	4,478	(64,610)	(55,507)
Acquisition costs	29,037	—	4,977	—	34,014
General and administrative expenses	27,591	3,540	2,084	49,785	83,000
	61,253	3,540	11,539	(14,825)	61,507
EARNINGS BEFORE INTEREST EXPENSE, FOREIGN EXCHANGE AND INCOME TAXES	33,496	38,312	1,432	24,473	97,713
Earnings from equity method investments	—	118,031	—	—	118,031
SEGMENT INCOME	33,496	156,343	1,432	24,473	215,744
Interest expense				(16,179)	(16,179)
Net foreign exchange losses				(2,634)	(2,634)
Income tax benefit				5,982	5,982
NET EARNINGS					202,913
Net earnings attributable to noncontrolling interest				(10,791)	(10,791)
NET EARNINGS ATTRIBUTABLE TO ENSTAR					192,122
Dividends on preferred shares				(8,925)	(8,925)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS				$(8,074)	$183,197
(1) Net incurred losses and loss adjustment expenses for corporate and other activities includes the amortization of deferred charge assets and deferred gain liabilities on retroactive reinsurance contracts and fair value adjustments associated with the acquisition of companies, and the changes in the fair value of liabilities related to our assumed retroactive reinsurance agreements for which we have elected the fair value option.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31, 2020
	Run-off	Investments	Legacy Underwriting	Corporate & Other (1)	Total
INCOME
Net premiums earned	$16,030	$—	$143,321	$—	$159,351
Fees and commission income	4,985	—	2,543	—	7,528
Net investment income	—	64,963	9,751	—	74,714
Net realized and unrealized losses	—	(574,682)	(54,379)	—	(629,061)
Other income (expense)	27,763	—	120	(7,439)	20,444
	48,778	(509,719)	101,356	(7,439)	(367,024)
EXPENSES
Net incurred losses and loss adjustment expenses	(27,193)	—	105,531	(35,038)	43,300
Acquisition costs	6,907	—	39,136	—	46,043
General and administrative expenses	23,387	3,564	26,058	45,419	98,428
	3,101	3,564	170,725	10,381	187,771
EARNINGS (LOSS) BEFORE INTEREST EXPENSE, FOREIGN EXCHANGE AND INCOME TAXES	45,677	(513,283)	(69,369)	(17,820)	(554,795)
Earnings from equity method investments	—	12,450	—	—	12,450
SEGMENT INCOME (LOSS)	45,677	(500,833)	(69,369)	(17,820)	(542,345)
Interest expense				(13,415)	(13,415)
Net foreign exchange gains				11,939	11,939
Income tax benefit				5,272	5,272
NET LOSS FROM CONTINUING OPERATIONS					(538,549)
Net loss from discontinued operations, net of income taxes				(2,069)	(2,069)
NET LOSS					(540,618)
Net loss attributable to noncontrolling interest				32,722	32,722
NET LOSS ATTRIBUTABLE TO ENSTAR					(507,896)
Dividends on preferred shares				(8,925)	(8,925)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS				$7,704	$(516,821)
(1) Net incurred losses and loss adjustment expenses for corporate and other activities includes the amortization of deferred charge assets and deferred gain liabilities on retroactive reinsurance contracts and fair value adjustments associated with the acquisition of companies, and the changes in the fair value of liabilities related to our assumed retroactive reinsurance agreements for which we have elected the fair value option,

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition as of March 31, 2021 and our results of operations for the three months ended March 31, 2021 and 2020 should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2020. Some of the information contained in this discussion and analysis or included elsewhere in this quarterly report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" included in item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
Business Overview
We are a leading global insurance group that offers innovative capital release solutions through our network of group companies in Bermuda, the United States, the United Kingdom, Continental Europe, Australia, and other international locations. Our core focus is acquiring and managing (re)insurance companies and portfolios of (re)insurance business in run-off. Since the formation of our Bermuda-based holding company in 2001, we have completed or announced over 100 acquisitions or portfolio transfers. The substantial majority of our transactions have been in the Run-off business, which generally includes property and casualty, workers’ compensation, asbestos and environmental, construction defect, marine, aviation and transit, and other closed business.
Our primary corporate objective is growing our book value per share. We strive to achieve this primarily through growth in net earnings derived from both organic and accretive sources, such as the completion of new acquisitions, the generation of claims savings and investment income through the effective management of companies and portfolios in run-off and returns on strategic investments.
As a result of the sale and recapitalization of StarStone U.S., the sale of the majority of our interest in Atrium and placing StarStone International into run-off, we have exited our previously controlled active underwriting platforms. We maintain strategic minority interests in live active underwriting businesses with strong management teams and our primary focus is on our core business of acquiring and managing (re)insurance companies or portfolios of (re)insurance business in run-off. For further information on strategic developments, refer to Note 3 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Key Performance Indicator
As noted above, our primary corporate objective is growing our book value per share, and we believe that long-term growth in fully diluted book value per share is the most appropriate measure of our financial performance. We create growth in our book value through the execution of the strategies discussed in "Item 1. Business - Business Strategy" in our Annual Report on Form 10-K for the year ended December 31, 2020.
During the three months ended March 31, 2021, our fully diluted book value per ordinary share increased by

1.3% to $284.72. The table below summarizes the calculation of our fully diluted book value per ordinary share:

	March 31, 2021	December 31, 2020	Change
	(In thousands of U.S. dollars, except share and per share data)
Numerator:
Total Enstar shareholder's equity	$6,760,776	$6,674,395	$86,381
Less: Series D and E preferred shares	510,000	510,000	—
Total Enstar ordinary shareholders' equity (A)	6,250,776	6,164,395	86,381
Proceeds from assumed conversion of warrants(1)	—	20,229	(20,229)
Numerator for fully diluted book value per ordinary share calculations (B)	$6,250,776	$6,184,624	$66,152

Denominator:
Ordinary shares outstanding (C) (2)	21,629,529	21,519,602	109,927
Effect of dilutive securities:
Share-based compensation plans (3)	324,931	298,095	26,836
Warrants(1)	—	175,901	(175,901)
Fully diluted ordinary shares outstanding (D)	21,954,460	21,993,598	(39,138)

Book value per ordinary share:
Basic book value per ordinary share = (A) / (C)	$288.99	$286.45	$2.54
Fully diluted book value per ordinary share = (B) / (D)	$284.72	$281.20	$3.52
(1) Warrants to acquire 175,901 Series C Non-Voting Ordinary Shares for an exercise price of $115.00 per share were exercised on a cashless basis during the three months ended March 31, 2021, which resulted in a total of 89,590 Series C Non-Voting Ordinary Shares being issued in the period. As of March 31, 2021, there were no warrants outstanding following the exercise described above.
(2) Ordinary shares outstanding includes voting and non-voting shares but excludes ordinary shares held in the Enstar Group Limited Employee Benefit Trust (the "EB Trust") in respect of awards made under our JSOP.
(3) Share-based dilutive securities include restricted shares, restricted share units, and performance share units ("PSUs"). The amounts for PSUs and ordinary shares held in the EB Trust in respect of the JSOP are adjusted at the end of each period end to reflect the latest estimated performance multipliers for the respective awards. The JSOP shares did not have a dilutive effect as of March 31, 2021.
Non-GAAP Financial Measures
Our non-GAAP measures shown below, as defined in Item 10(e) of Regulation S-K, enables readers of the consolidated financial statements to analyze our results in a way that is more aligned with the manner in which our management measures our underlying performance. We believe that presenting these non-GAAP financial measures, which may be defined and calculated differently by other companies, improves the understanding of our consolidated results of operations. These measures should not be viewed as a substitute for those calculated in accordance with U.S. GAAP.
Non-GAAP Operating Income
In addition to presenting net earnings (loss) attributable to Enstar ordinary shareholders and diluted earnings (losses) per ordinary share determined in accordance with U.S. GAAP, we believe that presenting non-GAAP operating income (loss) attributable to Enstar ordinary shareholders and non-GAAP diluted operating income (loss) per ordinary share provides investors with valuable measures of our performance.
Non-GAAP operating income (loss) attributable to Enstar ordinary shareholders is calculated by the addition or subtraction of certain items from within our consolidated statements of earnings to or from net earnings (loss) attributable to Enstar ordinary shareholders, the most directly comparable GAAP financial measure, as illustrated in the table below:

	Three Months Ended
	March 31,
	2021	2020
	(expressed in thousands of U.S. dollars, except share and per share data)
Net earnings (loss) attributable to Enstar ordinary shareholders	$183,197	$(516,821)
Adjustments:
Net realized and unrealized losses on fixed maturity investments and funds held - directly managed (1)	206,183	277,561
Change in fair value of insurance contracts for which we have elected the fair value option	(75,472)	(58,237)
Net gain on sale of subsidiaries	(14,894)	—
Net loss from discontinued operations	—	2,069
Tax effects of adjustments (2)	(16,148)	(25,965)
Adjustments attributable to noncontrolling interest (3)	864	(16,411)
Non-GAAP operating income (loss) attributable to Enstar ordinary shareholders (4)	$283,730	$(337,804)

Diluted net earnings (loss) per ordinary share	$8.38	$(23.98)
Adjustments:
Net realized and unrealized losses on fixed maturity investments and funds held - directly managed (1)	9.43	12.86
Change in fair value of insurance contracts for which we have elected the fair value option	(3.45)	(2.70)
Net gain on sale of subsidiaries	(0.68)	—
Net loss from discontinued operations	—	0.10
Tax effects of adjustments (2)	(0.74)	(1.20)
Adjustments attributable to noncontrolling interest (3)	0.04	(0.76)
Diluted non-GAAP operating income (loss) per ordinary share (4) (5)	$12.98	$(15.68)

Weighted average ordinary shares outstanding:
Basic	21,562,341	21,549,844
Diluted	21,852,324	21,779,906
(1) Represents the net realized and unrealized gains and losses related to fixed maturity securities recognized in net earnings (loss). Our fixed maturity securities are held directly on our balance sheet and also within the "Funds held - directly managed" balance. Refer to Note 4 - "Investments" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for further details on our net realized and unrealized gains and losses.
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
Non-GAAP operating income (loss) is net earnings attributable to Enstar ordinary shareholders excluding: (i) net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed included in net earnings (loss); (ii) change in fair value of insurance contracts for which we have elected the fair value option; (iii) (gain) loss on sale of subsidiaries, if any; (iv) net (earnings) loss from discontinued operations, if any; (v) tax effect of these adjustments, where applicable; and (vi) attribution of share of adjustments to noncontrolling interest, where applicable. We eliminate the impact of net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed, included in net earnings (loss), and change in fair value of insurance contracts for which we have elected the fair value option because these items are subject to significant fluctuations in fair value from period to period, driven primarily by market conditions and general economic conditions, and therefore their impact on our earnings is not reflective of the performance of our core operations. We eliminate the impact of (gain) loss on sale of subsidiaries and net (earnings) loss on discontinued operations because these are not reflective of the performance of our core operations. Diluted Non-GAAP operating income (loss) per ordinary share is diluted net earnings per ordinary share excluding the per diluted share amounts of each of the adjustments used to calculate non-GAAP operating income.
Reserve/Claims Savings
Reserve/Claims Savings is a non-GAAP measure calculated using components of amounts determined in accordance with U.S. GAAP for our Run-off segment. Reserve/Claims Savings is calculated by adding (i) the reduction (increase) in estimates of net ultimate losses relating to prior periods, included in net incurred losses and LAE, and (ii) the reduction (increase) in estimates of ultimate net defendant asbestos and environmental (“Defendant A&E”) liabilities relating to prior periods, included in other income (expense). Because the reduction (increase) in estimates of ultimate Defendant A&E liabilities for prior periods is presented as a component of other income (expense) in our consolidated statement of earnings, there is not a U.S. GAAP measure that is directly comparable to Reserve/Claims Savings presented on a non-GAAP basis. However, we believe Reserve/Claims Savings provides investors with a meaningful measure of claims management performance within our Run-off segment that is consistent with management’s view of the business because it combines the reduction (increase) in estimates of net ultimate losses related to our direct exposure to certain acquired asbestos and environmental liabilities with the reduction (increase) in estimates of net ultimate losses related to liabilities that we have insured. For a reconciliation showing the calculation of Reserve/Claims Savings using the applicable components of amounts determined in accordance with U.S. GAAP for our Run-off segment, refer to "Results of Operations by Segment - Run-off Segment" below.
Current Outlook
The evolving COVID-19 pandemic, which began to affect the Company late in the first quarter of 2020, has caused significant disruption in global financial markets and economies worldwide. Although the overall financial and operational impact to us has been minimal to-date, with virtually all of our employees working remotely, the scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic are highly uncertain and difficult or impossible to anticipate. As a result, it is not possible to predict its impact on our results for the remainder of 2021. As with others in our industry, we are subject to economic factors such as interest rates, inflationary pressures, market volatility, foreign exchange rates, underwriting events, regulation, tax policy changes, political risks and other market risks that can impact our strategy and operations. For additional information on these risks, refer to "Item 1A. Risk Factors - Risks Relating to our Run-off Business" in our Annual Report on Form 10-K for the year ended December 31, 2020.
As a result of the COVID-19 pandemic, interest rates dropped to historically low levels in 2020. During the first quarter of 2021, rising interest rates, partially mitigated by credit spreads tightening, have contributed to net unrealized losses on our fixed income portfolio for the three months ended March 31, 2021.
Our results for the three months ended March 31, 2021 also included the impact of net unrealized investment gains of $186.2 million on other investments, including equities, and earnings from equity method investments of $118.0 million. Investments that are accounted for under equity method typically report their financial statement information to the Company three months following the end of the reporting period. Accordingly, the potential effects of volatility across global financial markets, including the impact of the COVID-19 pandemic, on our equity method investments is generally reflected in our financial statements on a quarter lag basis. Heightened volatility in equity markets was introduced during the first quarter of 2020 as a result of the COVID-19 pandemic. However, equity prices had recovered by the fourth quarter of 2020 and continued to improve in the first quarter of 2021. Our other investments, including equities, hedge funds, investments accounted for under equity method accounting and other non-fixed income investments, carry higher expected returns, have a longer investment time horizon, and provide diversification from our fixed income portfolio. Given their higher risk and return profile, we expect their returns to be more volatile over the short term relative to our fixed income investments.
We anticipate continued volatility in the global investment markets as a result of the economic conditions caused by the COVID-19 pandemic. We continue to remain focused on actively managing our well diversified investment strategy and generating strong investment returns across our investment portfolio.
During the three months ended March 31, 2021, the Legacy Underwriting segment incurred COVID-19 related net underwriting losses of $0.6 million whereas our Run-off segment had no COVID-19 related underwriting losses. As of March 31, 2021, the Legacy Underwriting segment had COVID-19 related loss reserves of $71.8 million and the Run-off segment had COVID-19 related loss reserves of $10.0 million assumed from the loss portfolio transfer and adverse development cover reinsurance agreement with StarStone U.S., as further described in Note 3 -

"Divestitures, Held-for-Sale Businesses and Discontinued Operations" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.1
Strategic Developments
As a result of the sale and recapitalization of StarStone U.S., the sale of the majority of our interest in Atrium and placing StarStone International into run-off, we have exited our previously controlled active underwriting platforms. We maintain strategic minority interests in active underwriting businesses with strong management teams and our primary focus is on our core business of acquiring and managing (re)insurance companies or portfolios of (re)insurance business in run-off. For further information on strategic developments, refer to Note 3 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Run-off Business Opportunities
Our acquisition activity in the Run-off segment remains strong, with some attractive books of business being brought to market that meet our return thresholds. Each transaction we undertake has its own variables that drive our expected return and the respective impact and weighting of each variable to our pricing can vary from transaction to transaction. For example, expected returns for one transaction may be more heavily driven by claims savings opportunities whereas another transaction may be weighted more towards the investment income opportunity it presents. So far in 2021, we have signed or completed four deals—with AXA Group, CNA, ProSight and Liberty Mutual. Collectively, these transactions represent an estimated $2.9 billion of assets and $3.0 billion liabilities (based upon initial estimates of assumed assets and liabilities). Refer to Note 2 - "Significant New Business" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for further details on these transactions.
We continue to evaluate transactions in our pipeline that include adverse development cover arrangements like those used in the transactions that we undertook with AXA Group and ProSight. We offer multiple innovative capital solutions that enable our clients to meet their capital and risk management objectives through bespoke structures that draw on our expertise in understanding diverse and complex portfolios. We believe our ability to execute on creative and sizable transactions is a competitive advantage for Enstar as a growing number of primary insurers seek large legacy solutions. While there may be increased competition in the run-off space and increased volatility in run-off portfolios that have come to market, we continue to apply our disciplined approach to underwriting and pricing transactions. In managing our acquired run-off portfolios, our strategy is to administer the run-off of claims profitably by closing claims in an efficient and effective manner that aims to mitigate the volatility that can exist in our run-off portfolios.
1 The amounts of Legacy Underwriting and Run-off segment loss reserves referenced herein represent our estimate of underwriting losses related to the COVID-19 pandemic incurred through March 31, 2021. Given the uncertainties associated with the COVID-19 pandemic and its impact, and the limited information upon which our current estimates have been made, our preliminary reserves and the estimated liability for losses and LAE arising from the COVID-19 pandemic may materially change.

Consolidated Results of Operations - For the Three Months Ended March 31, 2021 and 2020
The following table sets forth our unaudited condensed consolidated statements of earnings for each of the periods indicated. For a discussion of the critical accounting estimates that affect the results of operations, see "Critical Accounting Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2020, and within this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31,
	2021	2020	Change
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$92,876	$159,351	$(66,475)
Fees and commission income	9,598	7,528	2,070
Net investment income	62,089	74,714	(12,625)
Net realized and unrealized losses	(20,788)	(629,061)	608,273
Other income	551	20,444	(19,893)
Net gain on sale of subsidiaries	14,894	—	14,894
	159,220	(367,024)	526,244
EXPENSES
Net incurred losses and LAE	(55,507)	43,300	(98,807)
Acquisition costs	34,014	46,043	(12,029)
General and administrative expenses	83,000	98,428	(15,428)
Interest expense	16,179	13,415	2,764
Net foreign exchange (gains) losses	2,634	(11,939)	14,573
	80,320	189,247	(108,927)
EARNINGS (LOSS) BEFORE INCOME TAXES	78,900	(556,271)	635,171
Income tax benefit	5,982	5,272	710
Earnings from equity method investments	118,031	12,450	105,581
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	202,913	(538,549)	741,462
Net loss from discontinued operations, net of income taxes	—	(2,069)	2,069
NET EARNINGS (LOSS)	202,913	(540,618)	743,531
Net (earnings) loss attributable to noncontrolling interest	(10,791)	32,722	(43,513)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR	192,122	(507,896)	700,018
Dividends on preferred shares	(8,925)	(8,925)	—
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$183,197	$(516,821)	$700,018

Highlights
Consolidated Results of Operations for the Three Months Ended March 31, 2021:
•Consolidated net earnings attributable to Enstar ordinary shareholders of $183.2 million and basic and diluted net earnings per ordinary share of $8.50 and $8.38, respectively.
•Non-GAAP operating income attributable to Enstar ordinary shareholders of $283.7 million and diluted non-GAAP operating income per ordinary share of $12.98. For a reconciliation of non-GAAP operating income attributable to Enstar ordinary shareholders to net earnings attributable to Enstar ordinary shareholders calculated in accordance with GAAP, and diluted non-GAAP operating income per ordinary share to diluted net earnings per ordinary share calculated in accordance with GAAP, see "Non-GAAP Financial Measure" above.
•Segment income from our Run-off segment of $33.5 million, which included Reserve/Claims Savings2 of $34.9 million.
2 Non-GAAP financial measure. Refer to "Business Overview - Non-GAAP Financial Measures" above and "Results of Operations by Segment - Run-off Segment Results" below for further details.

•Segment income from our Investments segment of $156.3 million, which included earnings from equity method investments of $118.0 million, driven primarily by our investments in Enhanzed Re and Monument Re.
Consolidated Financial Condition as of March 31, 2021:
•Total investable assets of $18.2 billion, an increase of 5.5% from December 31, 2020.
•Total reinsurance balances recoverable on paid and unpaid losses of $2.1 billion.
•Total assets of $22.1 billion compared to $21.6 billion at December 31, 2020.
•Total gross and net reserves for losses and LAE of $11.4 billion and $9.2 billion, respectively. During the three months ended March 31, 2021, our Run-off segment assumed net reserves of $1.0 billion.
•Total capital of $8.3 billion, including common equity of $6.3 billion, preferred equity of $510.0 million, noncontrolling interests of $187.5 million and debt of $1.4 billion.
•Fully diluted book value per ordinary share of $284.72, an increase of 1.3% since December 31, 2020.

Consolidated Overview for the Three Months Ended March 31, 2021 and 2020
Consolidated net earnings (loss) attributable to Enstar ordinary shareholders was $183.2 million for the three months ended March 31, 2021 compared to $(516.8) million for the same period in 2020, a favorable change of $700.0 million. The most significant drivers of the change in our financial performance included:
•Investments - segment income (loss) from our Investments segment was $156.3 million for the three months ended March 31, 2021 compared to $(500.8) million for the same period in 2020, a favorable change of $657.2 million. The favorable change was primarily driven by a reduction in net realized and unrealized losses on investments and an increase in earnings from equity method investments in 2021.
•Legacy Underwriting - segment income (loss) from our Legacy Underwriting segment was $1.4 million for the three months ended March 31, 2021 compared to $(69.4) million for the same period in 2020, a favorable change of $70.8 million. The favorable change was primarily driven by the decision to place StarStone International into run-off and the related subsequent transfer of StarStone International to the Run-off segment, as well as the sale of Atrium on January 1, 2021.
•Run-off - segment income from our Run-off segment was $33.5 million for the three months ended March 31, 2021 compared to $45.7 million for the same period in 2020, a decrease of $12.2 million. The decrease was primarily due to an insurance recovery on a defendant A&E claim in 2020.
Non-GAAP operating income (loss) attributable to Enstar ordinary shareholders, which excludes the impact of net realized and unrealized gains and losses on fixed maturity investments and other items, was $283.7 million for the three months ended March 31, 2021 compared to $(337.8) million for the same period in 2020, a favorable change of $621.5 million primarily attributable to the net realized and unrealized gains on other investments, including equities of $185.4 million during the three months ended March 31, 2021 compared to losses of $(351.5) million for the same period in 2020. Also contributing to the favorable change in non-GAAP operating income was an increase in earnings from equity method investments of $105.6 million in 2021. For a reconciliation of non-GAAP operating income attributable to Enstar ordinary shareholders to net earnings attributable to Enstar ordinary shareholders calculated in accordance with GAAP, see "Non-GAAP Financial Measure" above.

Results of Operations by Segment - For the Three Months Ended March 31, 2021 and 2020
Following the completion of our strategic transactions related to both Atrium and StarStone, our segment structure was revised effective January 1, 2021. For further information on these strategic transactions and our new segment structure, refer to Note 3 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" and Note 21 - "Segment Information," respectively, to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Our business is organized into three reportable segments: (i) Run-off; (ii) Investments; and (iii) Legacy Underwriting. In addition, our corporate and other activities, which do not qualify as an operating segment, includes income and expense items that are not directly attributable to our reportable segments. These include, (a) holding company income and expenses, (b) the amortization of deferred charge assets and deferred gain liabilities on retroactive reinsurance contracts, (c) the amortization of fair value adjustments recorded on our business acquisitions, (d) changes in the fair value of assets and liabilities related to our assumed retroactive reinsurance contracts for which we have elected the fair value option, (e) corporate expenses not allocated to our reportable segments, (f) debt servicing costs, (g) net foreign exchange (gains) losses, (h) gains (losses) arising on the sale of subsidiaries (if any), (i) income tax benefit (expense), (j) net earnings (losses) from discontinued operations, net of income tax (if any), (k) net (earnings) loss attributable to noncontrolling interest, and (l) preferred share dividends.
The below table provides our results by segment and for our corporate and other activities:

	Three Months Ended
	March 31,
	2021	2020	Change
	(in thousands of U.S. dollars)
Results by segment:
Run-off	$33,496	$45,677	$(12,181)
Investments	156,343	(500,833)	657,176
Legacy Underwriting	1,432	(69,369)	70,801
Corporate and other	(8,074)	7,704	(15,778)
Net earnings (loss) attributable to Enstar ordinary shareholders	$183,197	$(516,821)	$700,018

The following is a discussion of our results of operations by segment.

Run-off Segment
For a description of our Run-off segment, see Note 21 - "Segment Information" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. The following is a discussion and analysis of the results of operations for our Run-off segment.

	Three Months Ended
	March 31,
	2021	2020	Change
INCOME
Net premiums earned	$72,836	$16,030	$56,806
Fees and commission income	9,598	4,985	4,613
Other income	12,315	27,763	(15,448)
	94,749	48,778	45,971
EXPENSES
Net incurred losses and LAE	4,625	(27,193)	31,818
Acquisition costs	29,037	6,907	22,130
General and administrative expenses	27,591	23,387	4,204
	61,253	3,101	58,152
SEGMENT INCOME	$33,496	$45,677	$(12,181)

Supplemental information:
Reconciliation of reserve/claims savings to GAAP line items in the Run-off segment:

Net incurred losses and LAE:
Reduction in estimates of net ultimate losses - prior periods (A)	$25,367	$27,563	$(2,196)
Increase in estimates of net ultimate losses - current period	(42,690)	(7,849)	(34,841)
Reduction in provisions for unallocated LAE	12,698	7,479	5,219
Net incurred losses and LAE	(4,625)	27,193	(31,818)

Other income:
Reduction in estimates of net ultimate defendant A&E liabilities - prior periods (B)	9,552	24,915	(15,363)
Reduction in estimated future defendant A&E expenses	2,763	2,028	735
All other income	—	820	(820)
Other income	12,315	27,763	(15,448)

Reserve/claims savings: total reduction in net ultimate losses (1) = (A) + (B)	$34,919	$52,478	$(17,559)
(1) Non-GAAP financial measure. Refer to "Business Overview - Non-GAAP Financial Measures" for further details.

Overall Results
The Run-off segment consists of our acquired property and casualty and other non-life (re)insurance business and the StarStone International business (from January 1, 2021) following our decision to place it into run-off.
Three Months Ended March 31, 2021 versus 2020: Segment income from our Run-off segment was $33.5 million for the three months ended March 31, 2021 compared to $45.7 million for the same period in 2020, a decrease of $12.2 million. The decrease was primarily due to an insurance recovery on a defendant A&E claim in 2020.
Net Premium Earned
The following table shows the gross and net premiums written and earned for the Run-off segment.

	Three Months Ended
	March 31,
	2021	2020	Change
	(in thousands of U.S. dollars)
Gross premiums written	$22,183	$327	$21,856
Ceded premiums written	(17,685)	1,849	(19,534)
Net premiums written	4,498	2,176	2,322

Gross premiums earned	$94,206	$18,078	76,128
Ceded premiums earned	(21,370)	(2,048)	(19,322)
Net premiums earned	$72,836	$16,030	56,806
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
Three Months Ended March 31, 2021 versus 2020: Net premiums earned of $72.8 million in 2021 included $52.4 million of premiums from StarStone International whereas net premiums earned in 2020 were primarily related to the AmTrust RITC transactions assumed in 2019.
Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Run-off segment.

	Three Months Ended March 31,
	2021			2020
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$327,354	$3,275	$330,629	$257,726	$1,240	$258,966
Net change in case and LAE reserves (1)	(117,156)	(2,207)	(119,363)	(176,252)	1,672	(174,580)
Net change in IBNR reserves (2)	(235,565)	41,622	(193,943)	(109,037)	4,937	(104,100)
Increase (reduction) in estimates of net ultimate losses	(25,367)	42,690	17,323	(27,563)	7,849	(19,714)
Increase (reduction) in provisions for unallocated LAE(3)	(14,169)	1,471	(12,698)	(7,479)	—	(7,479)
Net incurred losses and LAE	$(39,536)	$44,161	$4,625	$(35,042)	$7,849	$(27,193)
(1) Comprises the movement during the year in specific case reserve liabilities as a result of claims settlements or changes advised to us by our policyholders and attorneys, less changes in case reserves recoverable advised by us to our reinsurers as a result of the settlement or movement of assumed claims.
(2) Represents the gross change in our actuarial estimates of IBNR, less amounts recoverable.
(3) Represents the change in the estimate of the total future costs to administer the claims.

Three Months Ended March 31, 2021: Current period net incurred losses and LAE of $44.2 million related to current period net earned premium, primarily in respect of the run-off of StarStone International business which was transferred from the Legacy Underwriting segment on January 1, 2021. The reduction in estimates of net ultimate losses relating to prior periods of $25.4 million was driven primarily by continued favorable loss emergence relative to expectations in our Workers Compensation and General Liability lines of business as well as detailed claims reviews across a number of portfolios, including our Lloyd's syndicate. The combination of loss emergence experience and claims management has led to a favorable actual versus expected on those books of business.
Three Months Ended March 31, 2020: Current period net incurred losses and LAE of $7.8 million related to current period net earned premium, primarily in respect of the run-off of the AmTrust RITC transactions. The reduction in estimates of net ultimate losses of $27.6 million primarily related to favorable development in Professional Indemnity/Directors & Officers lines of businesses and favorable actual versus expected development in the Workers Compensation and Motor Liability lines of business.
Other Items
Three Months Ended March 31, 2021 versus 2020:
•Fees and commission income in our Run-off segment represents amounts earned under fronting and consulting arrangements with third parties. The increase of $4.6 million was driven by fees from service agreements with Core Specialty.
•Other income decreased by $15.4 million primarily due to an insurance recovery on a defendant A&E claim in 2020.
•Acquisition costs increased by $22.1 million primarily due to the transfer of StarStone International from the Legacy Underwriting segment on January 1, 2021.

Investments Segment
For a description of our Investments segment, see Note 21 - "Segment Information" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. The following is a discussion and analysis of the results of operations for our Investments segment.

	Three Months Ended
	March 31,
	2021	2020	Change
INCOME
Net investment income	$61,331	$64,963	$(3,632)
Net realized and unrealized losses (1)	(19,479)	(574,682)	555,203
	41,852	(509,719)	551,571
EXPENSES
General and administrative expenses	3,540	3,564	(24)
	3,540	3,564	(24)
EARNINGS (LOSS) BEFORE INTEREST EXPENSE, FOREIGN EXCHANGE AND INCOME TAXES	38,312	(513,283)	551,595
Earnings from equity method investments	118,031	12,450	105,581
SEGMENT INCOME (LOSS)	$156,343	$(500,833)	$657,176

Supplemental information:

Net investment income	$61,331	$64,963	$(3,632)
Net realized and unrealized losses	(19,479)	(574,682)	555,203
Total investment return included in net earnings	$41,852	$(509,719)	$551,571
(1) Includes the impact of a deduction of $100.0 million from amounts due to affiliates of Hillhouse Capital from the InRe Fund, which had the effect of increasing our NAV in the InRe Fund on February 21, 2021.
Overall Results
Three Months Ended March 31, 2021 versus 2020: Segment income (loss) from our Investments segment was $156.3 million for the three months ended March 31, 2021 compared to $(500.8) million for the same period in 2020, a favorable change of $657.2 million primarily due to:
•A reduction in net realized and unrealized losses on investments of $555.2 million, driven primarily by gains on other investments, including equities in 2021 compared to losses in 2020. Refer to "Investments Results - Consolidated" below for further details and discussion; and
•An increase in earnings from equity method investments of $105.6 million driven primarily by our investments in Enhanzed Re and Monument Re, which are recorded on a one quarter lag.

Legacy Underwriting Segment
For a description of our Legacy Underwriting segment, see Note 21 - "Segment Information" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. The following is a discussion and analysis of the results of operations for our Legacy Underwriting segment.

	Three Months Ended
	March 31,
	2021	2020	Change
INCOME
Net premiums earned	$20,040	$143,321	$(123,281)
Fees and commission income	—	2,543	(2,543)
Net investment income	758	9,751	(8,993)
Net realized and unrealized losses	(1,309)	(54,379)	53,070
Other income (expense)	(6,518)	120	(6,638)
	12,971	101,356	(88,385)
EXPENSES
Net incurred losses and LAE	4,478	105,531	(101,053)
Acquisition costs	4,977	39,136	(34,159)
General and administrative expenses	2,084	26,058	(23,974)
	11,539	170,725	(159,186)
SEGMENT INCOME (LOSS)	$1,432	$(69,369)	$70,801

Overall Results
Prior to January 1, 2021, the Legacy Underwriting segment comprised SGL No. 1's 25% net share of Atrium's Syndicate 609 and StarStone International (through December 31, 2020). From January 1, 2021, this segment comprises SGL No.1's 25% gross share of the 2020 and prior underwriting years of Atrium's Syndicate 609 at Lloyd's, offset by the contractual transfer of the results to the Atrium entities that were divested in the Exchange Transaction. There is no net retention for Enstar on Atrium's 2020 and prior underwriting years. Refer to Note 3 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for further information.
Three Months Ended March 31, 2021 versus 2020: Segment income (loss) from our Legacy Underwriting segment was $1.4 million for the three months ended March 31, 2021 compared to $(69.4) million for the same period in 2020, a favorable change of $70.8 million primarily driven by the decision to place StarStone International into run-off and the related subsequent transfer of StarStone International to the Run-off segment, as well as the sale of Atrium on January 1, 2021.
Investment results are separately discussed below in "Investments Results - Consolidated."

Net Premiums Earned:
The following table provides gross and net premiums written and earned by line of business for the Legacy Underwriting segment.

	Three Months Ended
	March 31,
	2021	2020	Change
	(in thousands of U.S. dollars)
Gross premiums written	$27,574	$209,434	$(181,860)
Ceded premiums written	(16,107)	(57,151)	41,044
Net premiums written	11,467	152,283	(140,816)

Gross premiums earned	$48,059	$177,043	$(128,984)
Ceded premiums earned	(28,019)	(33,722)	5,703
Net premiums earned	$20,040	$143,321	$(123,281)
Three Months Ended March 31, 2021: Gross premiums written of $27.6 million and net premiums earned of $20.0 million related to SGL No.1's 25% gross share of the 2020 and prior underwriting years of Atrium's Syndicate 609.
Three Months Ended March 31, 2020: Gross premiums written of $209.4 million and net premiums earned of $143.3 million related to StarStone International and SGL No. 1's 25% net share of Atrium's Syndicate 609.
Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Legacy Underwriting segment.

	Three Months Ended March 31,
	2021			2020
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$8,676	$3,227	$11,903	$98,293	$2,567	$100,860
Net change in case and LAE reserves (1)	(12,530)	4,759	(7,771)	(43,538)	8,350	(35,188)
Net change in IBNR reserves (2)	(1,350)	2,139	789	(56,789)	96,038	39,249
Increase (reduction) in estimates of net ultimate losses	(5,204)	10,125	4,921	(2,034)	106,955	104,921
Increase (reduction) in provisions for unallocated LAE (3)	(217)	(226)	(443)	(91)	701	610
Net incurred losses and LAE	$(5,421)	$9,899	$4,478	$(2,125)	$107,656	$105,531
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
Three Months Ended March 31, 2021:
Current period net incurred losses and LAE of $9.9 million related to current period net earned premium. The reduction in net incurred losses and LAE liabilities relating to prior periods was $5.4 million and was primarily attributable to a reduction in estimates of net ultimate losses of $5.2 million. Net incurred losses and LAE of $4.5 million for the three months ended March 31, 2021 related to SGL No.1's 25% gross share of the 2020 and prior underwriting years of Atrium's Syndicate 609.
Three Months Ended March 31, 2020:
Current period net incurred losses and LAE of $107.7 million related to current period net earned premium and included losses related to the COVID-19 pandemic of $33.2 million. Net incurred losses and LAE of $105.5 million for the three months ended March 31, 2020 related to StarStone International and SGL No. 1's 25% net share of Atrium's Syndicate 609.

Other Items
Three Months Ended March 31, 2021 versus 2020:
•The decrease in acquisition costs of $34.2 million and general and administrative expenses of $24.0 million was primarily driven by the decision to place StarStone International into run-off and the related subsequent transfer of StarStone International to the Run-off segment, as well as the sale of Atrium effective January 1, 2021.
Corporate and Other
Our corporate and other activities, which do not qualify as an operating segment, includes income and expense items that are not directly attributable to our reportable segments. These include, (a) holding company income and expenses, (b) the amortization of deferred charge assets and deferred gain liabilities on retroactive reinsurance contracts, (c) the amortization of fair value adjustments recorded on our business acquisitions, (d) changes in the fair value of assets and liabilities related to our assumed retroactive reinsurance contracts for which we have elected the fair value option, (e) corporate expenses not allocated to our reportable segments, (f) debt servicing costs, (g) net foreign exchange (gains) losses, (h) gains (losses) arising on the sale of subsidiaries (if any), (i) income tax benefit (expense), (j) net earnings (losses) from discontinued operations, net of income tax (if any), (k) net (earnings) loss attributable to noncontrolling interest, and (l) preferred share dividends.
The following is a discussion and analysis of our results of operations for our corporate and other activities.

	Three Months Ended
	March 31,
	2021	2020	Change
INCOME
Other income (expense) (1)	$(5,246)	$(7,439)	$2,193
Net gain on sale of subsidiaries	14,894	—	14,894
	9,648	(7,439)	17,087
EXPENSES
Net incurred losses and LAE (2)	(64,610)	(35,038)	(29,572)
General and administrative expenses	49,785	45,419	4,366
	(14,825)	10,381	(25,206)
EARNINGS (LOSS) BEFORE INTEREST EXPENSE, FOREIGN EXCHANGE AND INCOME TAXES	24,473	(17,820)	42,293
Interest expense	(16,179)	(13,415)	(2,764)
Net foreign exchange gains (losses)	(2,634)	11,939	(14,573)
Income tax benefit	5,982	5,272	710
Net loss from discontinued operations, net of income taxes	—	(2,069)	2,069
Net (earnings) loss attributable to noncontrolling interest	(10,791)	32,722	(43,513)
Dividends on preferred shares	(8,925)	(8,925)	—
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(8,074)	$7,704	$(15,778)
(1) Includes the amortization of fair value adjustments associated with the acquisition of DCo and Morse TEC.
(2) Includes the amortization of deferred charge assets and deferred gain liabilities on retroactive reinsurance contracts and fair value adjustments associated with the acquisition of companies and the changes in the fair value of liabilities related to our assumed retroactive reinsurance agreements for which we have elected the fair value option.
Overall Results
Three Months Ended March 31, 2021 versus 2020:
Net earnings (loss) from our corporate and other activities was $(8.1) million for the three months ended March 31, 2021 compared to $7.7 million for the same period in 2020. The unfavorable change in net earnings (loss) of $15.8 million was primarily due to the unfavorable change in net (earnings) loss attributable to noncontrolling interest and net foreign exchange gains (losses), partially offset by the favorable change in net incurred losses and LAE and the net gain on sale of subsidiaries in 2021.

Net Incurred Losses and LAE
The following table shows the components of net incurred losses and LAE for corporate and other activities.

	Three Months Ended March 31,
	2021	2020
Amortization of deferred charges and gains (1)	$8,069	$14,333
Amortization of fair value adjustments (2)	2,793	8,866
Changes in fair value - fair value option (3)	(75,472)	(58,237)
Net incurred losses and LAE	$(64,610)	$(35,038)
(1) Relates to the amortization of deferred charge assets and deferred gain liabilities on retroactive reinsurance contracts.
(2) Relates to the amortization of fair value adjustments associated with the acquisition of companies.
(3) Represents the changes in the fair value of liabilities related to our assumed retroactive reinsurance agreements for which we have elected the fair value option.
Three Months Ended March 31, 2021 versus 2020: The reduction in net incurred losses and LAE of $29.6 million was primarily driven by the change in the fair value of liabilities for which we have elected the fair value option due to higher increases in corporate bond yields in 2021.
Other Items
Three Months Ended March 31, 2021 versus 2020:
•The net gain on sale of subsidiaries of $14.9 million in 2021 was primarily driven by a gain on the sale of SUL of $23.1 million, partially offset by a loss on the sale of Atrium of $7.8 million as described in Note 3 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for further information.
•Net foreign exchange gains (losses) were $(2.6) million compared to $11.9 million for the three months ended March 31, 2021 and 2020, respectively. The unfavorable change in net foreign exchange gains (losses) of $14.6 million was primarily the result of increased volatility in foreign exchange markets associated with the COVID-19 pandemic and the resulting impact on non-U.S. dollar denominated investments and technical balances in 2020.
•The unfavorable change in net earnings (loss) attributable to noncontrolling interest of $43.5 million was due to higher earnings in 2021 for those companies where there is a noncontrolling interest.
Discontinued Operations (StarStone U.S.):
Three Months Ended March 31, 2020: The sale of StarStone U.S. was completed on November 30, 2020. The StarStone U.S. business, included in discontinued operations, includes the results of intra-group reinsurance cessions which were non-renewed as of January 1, 2018. The effect of these intra-group reinsurance cessions on net earnings, net of income taxes for the StarStone U.S. business was as follows:

Three Months Ended
March 31, 2020
StarStone U.S. Group net earnings (loss) before Intra-Group Cessions	$9,324
Intra-Group Cessions	(11,393)
StarStone U.S. net loss, net of income taxes	$(2,069)

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
Investable assets were $18.2 billion as of March 31, 2021 as compared to $17.3 billion as of December 31, 2020, an increase of 5.5% primarily due to assets acquired in relation to the CNA and Liberty Mutual transactions.
A description of our investment strategies is included in "Item 1. Business - Investments" in our Annual Report on Form 10-K for the year ended December 31, 2020.
Composition of Investable Assets
We strive to structure our investment holdings and the duration of our investments in a manner that recognizes our liquidity needs, including our obligation to pay losses. We consider the duration characteristics of our liabilities in determining the extent to which we correlate with assets of comparable duration depending on our other investment strategies and to the extent practicable. If our liquidity needs or general liability profile change unexpectedly, we may adjust the structure of our investment portfolio to meet our revised expectations. Schedules of contractual maturities for our short-term and fixed maturity securities are included in Note 4 - "Investments" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

The following tables summarize the composition of total investable assets by segment:

	March 31, 2021
	Investments	Legacy Underwriting	Total
	(in thousands of U.S. dollars)
Short-term investments, trading, at fair value	$10,279	$1,665	$11,944
Short-term investments, AFS, at fair value	89,637	—	89,637
Fixed maturities, trading, at fair value	4,154,002	156,956	4,310,958
Fixed maturities, AFS, at fair value	4,563,059	4,431	4,567,490
Funds held - directly managed	1,016,531	—	1,016,531
Equities, at fair value	1,098,568	—	1,098,568
Other investments, at fair value	4,509,113	9,933	4,519,046
Equity method investments	938,618	—	938,618
Total investments	16,379,807	172,985	16,552,792
Cash and cash equivalents (including restricted cash)	965,687	30,006	995,693
Funds held by reinsured companies	628,765	33,880	662,645
Total investable assets	$17,974,259	$236,871	$18,211,130

Duration (in years) (1)	4.93	2.00	4.87
Average credit rating (2)	A+	AA-	A+

	December 31, 2020
	Investments	Legacy Underwriting	Total
	(in thousands of U.S. dollars)
Short-term investments, trading, at fair value	$5,129	$—	$5,129
Short-term investments, AFS, at fair value	263,795	—	263,795
Fixed maturities, trading, at fair value	4,145,956	448,936	4,594,892
Fixed maturities, AFS, at fair value	3,194,327	200,773	3,395,100
Funds held - directly managed	1,074,890	—	1,074,890
Equities, at fair value	773,744	73,051	846,795
Other investments, at fair value	4,146,271	97,763	4,244,034
Equity method investments	597,295	235,000	832,295
Total investments	14,201,407	1,055,523	15,256,930
Cash and cash equivalents (including restricted cash)	1,112,273	260,843	1,373,116
Funds held by reinsured companies	553,973	81,846	635,819
Total investable assets	$15,867,653	$1,398,212	$17,265,865

Duration (in years) (1)	5.09	1.96	4.82
Average credit rating (2)	A+	AA-	A+
(1) The duration calculation includes cash and cash equivalents, short-term investments, fixed maturities and the fixed maturities within our funds held - directly managed portfolios at March 31, 2021 and December 31, 2020.
(2) The average credit ratings calculation includes cash and cash equivalents, short-term investments, fixed maturities and the fixed maturities within our funds held - directly managed portfolios at March 31, 2021 and December 31, 2020.
As of both March 31, 2021 and December 31, 2020, our investment portfolio, including funds held - directly managed, had an average credit quality rating of A+. As of March 31, 2021 and December 31, 2020, our fixed maturity investments (classified as trading and AFS and our fixed maturity investments included within funds held - directly managed) that were non-investment grade (i.e. rated lower than BBB- and non-rated securities) comprised 3.7% of our total fixed maturity investment portfolio as of both dates. A detailed schedule of average credit ratings by asset class as of March 31, 2021 is included in Note 4 - "Investments" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

Composition of Investment Portfolio By Asset Class
The following tables summarize the composition of our investment portfolio by asset class:

	March 31, 2021
	AAA Rated	AA Rated	A Rated	BBB Rated	Non-investment Grade	Not Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and AFS and funds held - directly managed
U.S. government & agency	$784,545	$—	$—	$—	$—	$—	$784,545	4.7%
U.K. government	—	35,567	7,230	—	—	—	42,797	0.3%
Other government	260,548	173,669	46,179	51,088	4,963	—	536,447	3.3%
Corporate	166,957	606,856	2,841,483	2,129,144	286,072	12,618	6,043,130	36.5%
Municipal	9,643	109,188	67,308	20,438	—	94	206,671	1.2%
Residential mortgage-backed	605,835	6,212	2,194	1,991	2,438	1,899	620,569	3.7%
Commercial mortgage-backed	698,161	132,766	74,577	65,143	3,627	4,468	978,742	5.9%
Asset-backed	336,571	168,969	136,848	84,113	25,080	26,071	777,652	4.7%
Total	2,862,260	1,233,227	3,175,819	2,351,917	322,180	45,150	9,990,553	60.3%

Other assets included within funds held - directly managed							6,007	—%

Equities
Publicly traded equities							263,122	1.6%
Exchange-traded funds							505,042	3.1%
Privately held equities							330,404	2.0%
Total							1,098,568	6.7%

Other investments
Hedge funds							2,915,114	17.6%
Fixed income funds							581,696	3.5%
Equity funds							5,305	—%
Private equity funds							442,602	2.7%
CLO equities							134,984	0.8%
CLO equity funds							178,150	1.1%
Private credit funds							240,202	1.5%
Other							20,993	0.1%
Total							4,519,046	27.3%

Equity method investments							938,618	5.7%

Total investments	$2,862,260	$1,233,227	$3,175,819	$2,351,917	$322,180	$45,150	$16,552,792	100.0%

	December 31, 2020
	AAA Rated	AA Rated	A Rated	BBB Rated	Non-investment Grade	Not Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and AFS and funds held - directly managed
U.S. government & agency	$951,048	$—	$—	$—	$—	$—	$951,048	6.2%
U.K. government	—	43,199	7,883	—	—	—	51,082	0.3%
Other government	244,041	159,095	42,337	51,413	5,267	—	502,153	3.3%
Corporate	172,718	607,796	2,646,602	1,960,971	287,363	11,282	5,686,732	37.3%
Municipal	8,270	78,585	55,631	20,183	—	—	162,669	1.1%
Residential mortgage-backed	544,545	—	2,195	2,615	2,472	2,118	553,945	3.6%
Commercial mortgage-backed	591,396	115,114	74,615	61,730	3,961	7,274	854,090	5.6%
Asset-backed	239,733	84,058	119,757	89,898	24,014	—	557,460	3.7%
Total	2,751,751	1,087,847	2,949,020	2,186,810	323,077	20,674	9,319,179	61.1%

Other assets included within funds held - directly managed							14,627	0.1%

Equities
Publicly traded equities							260,767	1.7%
Exchange-traded funds							311,287	2.0%
Privately held equities							274,741	1.8%
Total							846,795	5.5%

Other investments
Hedge funds							2,638,339	17.3%
Fixed income funds							552,541	3.6%
Equity funds							190,767	1.3%
Private equity funds							363,103	2.4%
CLO equities							128,083	0.8%
CLO equity funds							166,523	1.1%
Private credit funds							192,319	1.3%
Other							12,359	0.1%
Total							4,244,034	27.9%

Equity method investments							832,295	5.4%

Total investments	$2,751,751	$1,087,847	$2,949,020	$2,186,810	$323,077	$20,674	$15,256,930	100.0%
A description of our investment valuation processes is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 10 - "Fair Value Measurements" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

The amortized cost, gross unrealized gains and losses and the fair value of our short-term investments and fixed maturity investments were as follows:

			Gross Unrealized Losses
As of March 31, 2021	Amortized Cost	Gross Unrealized Gains	Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
U.S. government and agency	$784,636	$8,345	$(8,436)	$—	$784,545
U.K. government	40,668	2,453	(324)	—	42,797
Other government	516,283	25,238	(5,006)	(68)	536,447
Corporate	5,858,328	264,622	(67,614)	(12,206)	6,043,130
Municipal	197,008	11,505	(1,842)	—	206,671
Residential mortgage-backed	617,633	7,665	(4,729)	—	620,569
Commercial mortgage-backed	965,020	27,164	(13,178)	(264)	978,742
Asset-backed	782,527	3,214	(8,089)	—	777,652
	$9,762,103	$350,206	$(109,218)	$(12,538)	$9,990,553

			Gross Unrealized Losses
As of December 31, 2020	Amortized Cost	Gross Unrealized Gains	Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
U.S. government and agency	$935,014	$17,148	$(1,114)	$—	$951,048
U.K. government	46,988	4,094	—	—	51,082
Other government	463,765	38,460	(72)	—	502,153
Corporate	5,226,238	463,459	(2,784)	(181)	5,686,732
Municipal	145,469	17,210	(10)	—	162,669
Residential mortgage-backed	545,628	9,640	(1,323)	—	553,945
Commercial mortgage-backed	828,155	37,318	(11,250)	(133)	854,090
Asset-backed	567,638	3,682	(13,852)	(8)	557,460
	$8,758,895	$591,011	$(30,405)	$(322)	$9,319,179
We have historically accounted for our fixed income securities as a "trading," portfolio, whereby unrealized gains are reflected in earnings. However, from October 1, 2019, we have elected to use AFS accounting and, as trading fixed income securities mature or are disposed, to the extent the proceeds are reinvested in fixed income securities, the investments will be classified as AFS securities for the Investments segment and the StarStone International portfolio.3 The difference in the treatment of the fixed income securities is that unrealized changes on investments classified as trading are recorded through earnings, whereas unrealized changes on investments classified as AFS are recorded directly to shareholders' equity as a component of other comprehensive income. We may experience unrealized losses on our fixed maturity investments, depending on investment conditions and general economic conditions. Unrealized amounts would only become realized in the event of a sale of the specific securities prior to maturity, allowances for credit losses or a credit default. For further information on the sensitivity of our portfolio to changes in interest rates, refer to the Interest Rate Risk section within "Item 3. Quantitative and Qualitative Disclosures About Market Risk", included within this Quarterly Report on Form 10-Q.

3 The investment results of StarStone International were included in the Legacy Underwriting segment prior to January 1, 2021 and the Investments segment from January 1, 2021. Refer to Note 3 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" and Note 21 - "Segment Information," respectively, to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for further information.

The following table summarizes the composition of our top ten corporate issuers included within our short-term investments and fixed maturity investments, classified as trading and AFS and the fixed maturity investments included within our funds held - directly managed balance as of March 31, 2021:

	Fair Value	Average Credit Rating
	(in thousands of U.S. dollars)
Bank of America Corp	$123,173	A
Morgan Stanley	112,016	A
Citigroup Inc	108,244	A-
JPMorgan Chase & Co.	99,007	A
Comcast Corp	90,170	A-
Wells Fargo & Co	80,567	A
Apple Inc	74,695	AA+
HSBC Holdings PLC	58,273	A
AT&T Inc	57,057	BBB
BNP Paribas SA	53,007	A-
	$856,209

Investment Results - Consolidated
Comparability of our investment results between periods is impacted by our significant new business as described in Note 2 - "Significant New Business" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

The following tables summarize our consolidated investment results.

	Three Months Ended March 31, 2021
	Investments	Legacy Underwriting	Total
Net investment income:
Fixed income securities (1)	$51,494	$706	$52,200
Cash and restricted cash	(259)	171	(88)
Other investments, including equities	13,592	—	13,592
Less: Investment expenses	(3,496)	(119)	(3,615)
Total net investment income	$61,331	$758	$62,089

Net realized gains (losses):
Fixed income securities (1)	$7,051	$(121)	$6,930
Other investments, including equities	(791)	—	(791)
Total net realized gains (losses)	$6,260	$(121)	$6,139

Net unrealized gains (losses):
Fixed income securities, trading (1)	$(211,799)	$(1,314)	$(213,113)
Other investments, including equities	186,060	126	186,186
Total net unrealized losses	$(25,739)	$(1,188)	$(26,927)

Total investment return included in earnings (A)	$41,852	$(551)	$41,301

Other comprehensive income (loss):
Unrealized losses, on fixed income securities, AFS, net of reclassification adjustments excluding foreign exchange (B) (1)	$(105,421)	$(37)	$(105,458)

Total investment return = (A) + (B)	$(63,569)	$(588)	$(64,157)

Annualized income from fixed income assets (2)	$204,940	$3,508	$208,448
Average aggregate fixed income assets, at cost (2)(3)	10,959,707	225,419	11,185,126
Annualized investment book yield	1.87%	1.56%	1.86%

Average aggregate invested assets, at fair value (3)	$16,736,925	$240,300	$16,977,225
Investment return included in net earnings	0.25%	(0.23)%	0.24%
Total investment return	(0.38)%	(0.24)%	(0.38)%
(1) Fixed income securities includes both trading and AFS short-term and fixed maturity investments as well as funds held - directly managed whereas, fixed income securities, trading excludes AFS investments and fixed income, AFS excludes trading investments.
(2) Fixed income assets includes fixed income securities and cash and restricted cash.
(3) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.

	Three Months Ended March 31, 2020
	Investments	Legacy Underwriting	Total
Net investment income:
Fixed income securities (1)	$56,136	$6,867	$63,003
Cash and restricted cash	1,381	769	2,150
Other investments, including equities	11,264	2,792	14,056
Less: Investment expenses	(3,818)	(677)	(4,495)
Total net investment income	$64,963	$9,751	$74,714

Net realized gains (losses):
Fixed income securities (1)	$3,270	$948	$4,218
Other investments, including equities	(1,197)	190	(1,007)
Total net realized gains	$2,073	$1,138	$3,211

Net unrealized losses:
Fixed income securities, trading (1)	$(241,550)	$(40,229)	$(281,779)
Other investments, including equities	(335,205)	(15,288)	(350,493)
Total net unrealized losses	$(576,755)	$(55,517)	$(632,272)

Total investment return included in earnings (A)	$(509,719)	$(44,628)	$(554,347)

Other comprehensive income (loss):
Unrealized losses, on fixed income securities, AFS, net of reclassification adjustments excluding foreign exchange (B) (1)	$(39,934)	$(9,703)	$(49,637)

Total investment return = (A) + (B)	$(549,653)	$(54,331)	$(603,984)

Annualized income from fixed income assets (2)	$230,068	$30,544	$260,612
Average aggregate fixed income assets, at cost (2)(3)	8,968,167	1,285,495	10,253,662
Annualized investment book yield	2.57%	2.38%	2.54%

Average aggregate invested assets, at fair value (3)	$11,903,312	$1,517,575	$13,420,887
Investment return included in net earnings	(4.28)%	(2.94)%	(4.13)%
Total investment return	(4.62)%	(3.58)%	(4.50)%
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
Net Investment Income
Three Months Ended March 31, 2021 versus 2020: Net investment income decreased by $12.6 million for 2021 compared to 2020 primarily due to a $10.8 million decrease in net investment income from fixed maturities. There was an increase of $931.5 million in our average aggregate fixed maturities and cash and cash equivalents primarily due to the CNA and Liberty mutual transactions in 2021 and Hannover Re, Munich Re, Aspen and AXA Group transactions in 2020. The annualized book yield decreased 68 basis points, primarily due to reinvestment of fixed maturities at lower yields, and due to time required to invest new premium.
Net Realized and Unrealized Gains (Losses):
Three Months Ended March 31, 2021 versus 2020: Net realized and unrealized losses were $20.8 million for the three months ended March 31, 2021 compared to $629.1 million for the three months ended March 31, 2020, a change of $608.3 million. Included in net realized and unrealized losses are the following items:
•Net realized and unrealized losses on fixed income securities, including fixed income securities within our funds held portfolios, of $206.2 million for the three months ended March 31, 2021, compared to $277.6 million for the three months ended March 31, 2020, a change of $71.4 million. The losses in 2021 were primarily due to a continued rise in interest rates partially offset by tighter credit spreads, whereas the losses in 2020 were primarily attributable to a decrease in the valuation of our fixed maturity investments due to a widening in investment grade and high yield credit spreads, which was partially offset by declining interest rates due to the disruption in global financial markets associated with the COVID-19 pandemic;

•Net realized and unrealized gains on other investments, including equities of $185.4 million for the three months ended March 31, 2021 compared to losses of $351.5 million for the three months ended March 31, 2020, a change of $536.9 million. The unrealized gains for the three months ended March 31, 2021 were driven by strong performance in our equities and equity funds, private equity funds, private credit funds, fixed income funds, CLO equity and CLO equity funds. The unrealized losses for the three months ended March 31, 2020 primarily comprised unrealized losses in our equities, equity funds, hedge funds, fixed income funds, CLO equities and CLO equity funds due to the disruption in global financial markets associated with the COVID-19 pandemic.
Liquidity and Capital Resources
Overview
We aim to generate cash flows from our (re)insurance operations and investments, preserve sufficient capital for future acquisitions, and develop relationships with lenders who provide borrowing capacity at competitive rates.
Our capital resources as of March 31, 2021 included ordinary shareholders' equity of $6.3 billion, preferred equity of $510.0 million, redeemable noncontrolling interest of $174.8 million, and debt obligations of $1.4 billion. Based on our current loss reserves position, our portfolios of in-force (re)insurance business, and our investment positions, we believe we are well capitalized.
The following table details our capital position:

	March 31, 2021	December 31, 2020	Change
	(in thousands of U.S. dollars)
Ordinary shareholders' equity	$6,250,776	$6,164,395	$86,381
Series D and E Preferred Shares	510,000	510,000	—
Total Enstar Shareholders' Equity (A)	6,760,776	6,674,395	86,381
Noncontrolling interest	12,655	13,609	(954)
Total Shareholders' Equity (B)	6,773,431	6,688,004	85,427

Senior Notes	843,637	843,447	190
Junior Subordinated Notes	344,878	344,812	66
Revolving credit facility	175,000	185,000	(10,000)
Total debt (C)	1,363,515	1,373,259	(9,744)

Redeemable noncontrolling interest (D)	174,803	365,436	(190,633)

Total capitalization = (B) + (C) + (D)	$8,311,749	$8,426,699	$(114,950)

Total capitalization attributable to Enstar = (A) + (C)	$8,124,291	$8,047,654	$76,637

Debt to total capitalization	16.4%	16.3%	0.1%
Debt and Series D and E Preferred Shares to total capitalization	22.5%	22.3%	0.2%

Debt to total capitalization attributable to Enstar	16.8%	17.1%	(0.3)%
Debt and Series D and E Preferred Shares to total capitalization attributable to Enstar	23.1%	23.4%	(0.3)%
As of March 31, 2021, we had $562.3 million of cash and cash equivalents, excluding restricted cash that supports (re)insurance operations, and included in this amount was $434.2 million held by our foreign subsidiaries outside of Bermuda. Based on our group's current corporate structure with a Bermuda domiciled parent company and the jurisdictions in which we operate, if the cash and cash equivalents held by our foreign subsidiaries were to be distributed to us, as dividends or otherwise, such amounts would not be subject to incremental income taxes; however, in certain circumstances withholding taxes may be imposed by some jurisdictions, including by the United States. Based on existing tax laws, regulations and our current intentions, there were no accruals as of March 31, 2021 for any material withholding taxes on dividends or other distributions, as described in Note 18 - "Income Taxation" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

Dividends
Historically, Enstar has not declared a dividend on its ordinary shares. The strategy has been to retain earnings and invest distributions from operating subsidiaries into our business. We may re-evaluate this strategy from time to time based on overall market conditions and other factors.
On June 28, 2018, we issued 16,000 Series D Preferred Shares with an aggregate liquidation value of $400.0 million. On November 21, 2018, we issued 4,400 Series E Preferred Shares with an aggregate liquidation value of $110.0 million. The dividends on the Series D and E Preferred Shares are non-cumulative and may be paid quarterly in arrears on the first day of March, June, September and December of each year, only when, as and if declared. For further information on preferred share dividends, refer to Note 15 - "Shareholders' Equity" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Any payment of common or preferred dividends must be approved by our Board of Directors. Our ability to pay ordinary and preferred dividends is subject to certain restrictions, as described in Note 22 - "Dividend Restrictions and Statutory Financial Information" in the notes to our consolidated financial statements included within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
We use cash to fund new acquisitions of companies, and from time to time, to contribute capital to our (re)insurance subsidiaries for significant new business. We also utilize cash for our operating expenses associated with being a public company and to pay dividends on our preference shares and interest and principal on loans from subsidiaries and debt obligations, including loans under our credit facilities, our 4.50% senior notes due 2022 (the “2022 Senior Notes”), our 4.95% senior notes due 2029 (the "2029 Senior Notes” and, together with the 2022 Senior Notes, the "Senior Notes") and our 5.75% Junior Subordinated Notes due 2040 (the “Junior Subordinated Notes”), as well as for ordinary share repurchases. Under the eligible capital rules of the Bermuda Monetary Authority, the Senior Notes qualify as Tier 3 capital and the Preferred Shares and Junior Subordinated Notes qualify as Tier 2 capital when considering the BSCR.
We may, from time to time, raise capital from the issuance of equity, debt or other securities as we continuously evaluate our strategic opportunities. We filed an automatic shelf registration statement on August 17, 2020 with the U.S. Securities and Exchange Commission ("SEC") to allow us to conduct future offerings of certain securities, if desired, including debt, equity and other securities.
As we are a holding company and have no substantial operations of our own, our assets consist primarily of investments in subsidiaries and our loans and advances to subsidiaries. Dividends from our (re)insurance subsidiaries are restricted by (re)insurance laws and regulations, as described below. The ability of our subsidiaries to make distributions and transfers to us may also be restricted by, among other things, other applicable laws and regulations and the terms of our credit facilities and our subsidiaries' bank loans and other issued debt instruments.
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
Operating Company Liquidity
The ability of our (re)insurance subsidiaries to pay dividends and make other distributions is limited by the applicable laws and regulations of the jurisdictions in which our (re)insurance subsidiaries operate, including Bermuda, the United Kingdom, the United States, Australia and Continental Europe, which subject these subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, certain of our (re)insurance subsidiaries to maintain minimum capital requirements and limit the amount of dividends and other payments that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments. For more information on these laws and regulations, see "Item 1. Business - Regulation" in our Annual Report on Form 10-K for the year ended December 31, 2020. As of March 31, 2021, all of our (re)insurance subsidiaries’ capital resources levels were in excess of the minimum levels required. The ability of our subsidiaries to pay dividends is subject to certain restrictions, as described in Note 22 - "Dividend Restrictions and Statutory Financial Information" in the notes to our consolidated financial statements included within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020. Our subsidiaries' ability to pay dividends and make other forms of distributions may also be limited by our repayment obligations under certain of our outstanding credit facility agreements and other debt instruments. Variability in ultimate loss payments may also result in increased liquidity requirements for our subsidiaries.
Sources of funds primarily consist of cash and investment portfolios acquired on the completion of acquisitions and loss portfolio transfer reinsurance agreements. Cash balances acquired upon our purchase of (re)insurance companies are classified as cash provided by investing activities. Cash acquired from loss portfolio transfers and other reinsurance agreements is classified as cash provided by operating activities. We expect to use funds acquired from cash and investment portfolios, collected premiums, collections from reinsurance debtors, fees and commission income, investment income and proceeds from sales and redemptions of investments to meet expected claims payments and operational expenses, with the remainder used for acquisitions and additional investments. We generally expect negative operating cash flows to be met by positive investing cash flows; however, cash provided by operating activities was positive for the three months ended March 31, 2021 and 2020 as the cash acquired from loss portfolio transfers and other reinsurance agreements exceeded cash used in the purchase of trading securities, with the net proceeds being used in the purchase of AFS securities and other investments included within investing cash flows.
Overall, we expect our cash flows, together with our existing capital base and cash and investments acquired on the acquisition of (re)insurance subsidiaries, to be sufficient to meet cash requirements and to operate our business.

Cash Flows
The following table summarizes our consolidated cash flows provided by (used in) operating, investing and financing activities:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands of U.S. dollars)
Cash provided by (used in):
Operating activities	$808,860	$106,060	$702,800
Investing activities	(1,387,346)	(327,079)	(1,060,267)
Financing activities	(23,150)	328,549	(351,699)
Net cash flows from discontinued operations	—	(9,048)	9,048
Effect of exchange rate changes on cash	1,013	6,717	(5,704)
Net increase (decrease) in cash and cash equivalents	(600,623)	105,199	(705,822)
Cash and cash equivalents, beginning of period	1,373,116	971,349	401,767
Net change in cash of businesses held-for-sale	223,200	9,048	214,152
Cash and cash equivalents, end of period	$995,693	$1,085,596	$(89,903)
Details of our consolidated cash flows are included in "Item 1. Financial Statements - Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020."
Three Months Ended March 31, 2021 versus 2020: Cash and cash equivalents decreased by $600.6 million during the three months ended March 31, 2021 compared to an increase of $105.2 million during the three months ended March 31, 2020.
For the three months ended March 31, 2021, cash and cash equivalents decreased by $600.6 million, as cash used in investing and financing activities of $1.4 billion and $23.2 million, respectively, was partially offset by cash provided by operating activities of $808.9 million. Cash provided by operations was predominantly driven by: (i) cash and restricted cash acquired in Run-off reinsurance transactions of $984.6 million; partially offset by (ii) the cash outflows from net sales and maturities of trading securities of $19.0 million and (iii) the timing of paid losses. Cash used in financing activities for the three months ended March 31, 2021 was attributable to net loan repayments of $10.0 million, share repurchases and preferred share dividends. Cash used in investing activities for the three months ended March 31, 2021 primarily related to net purchases of AFS securities of $1.0 billion and the sale of subsidiaries, net of cash sold, of $232.3 million. Change in cash of businesses held-for-sale is due to the disposal of Northshore.
For the three months ended March 31, 2020, cash and cash equivalents increased by $105.2 million, as cash provided by operating and financing activities of $106.1 million and $328.5 million, respectively, was partially offset by cash used in investing activities of $327.1 million. Cash provided by operations was largely a result of the timing of paid losses and net sales and maturities of trading securities. Cash provided by financing activities for the three months ended March 31, 2020 was primarily attributable to net inflows of $350.0 million from loan obligations, partially offset by share repurchases and preferred share dividends. Cash used in investing activities for the three months ended March 31, 2020 was primarily related to net subscriptions of other investments of $74.3 million and net purchases of AFS securities of $252.7 million.
Investable Assets
We define investable assets as the sum of total investments, cash and cash equivalents, restricted cash and cash equivalents and funds held. Investable assets were $18.2 billion as of March 31, 2021 as compared to $17.3 billion as of December 31, 2020, an increase of 5.5%. The increase was primarily due to assets acquired in relation to the CNA and Liberty Mutual transactions. For further information regarding our investment strategy and our portfolio and results, refer to "Item 1. Business - Investments" in our Annual Report on Form 10-K for the year ended December 31, 2020 and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investable Assets" above, respectively.
Reinsurance Balances Recoverable on Paid and Unpaid Losses
As of March 31, 2021 and December 31, 2020, we had reinsurance balances recoverable on paid and unpaid losses of $2.1 billion as of both dates.

Our (re)insurance run-off subsidiaries and assumed portfolios, prior to acquisition, used retrocessional agreements to reduce their exposure to the risk of (re)insurance assumed. On an annual basis, StarStone International, included within the Run-off segment from January 1, 2021, purchased a tailored outwards reinsurance program designed to manage its risk profile. The majority of StarStone International's third-party reinsurance is with highly rated reinsurers or is collateralized by pledged assets or letters of credit.
We remain liable to the extent that retrocessionaires do not meet their obligations under these agreements, and therefore, we evaluate and monitor concentration of credit risk among our reinsurers. Provisions are made for amounts considered potentially uncollectible.
For further information regarding our reinsurance balances recoverable on paid and unpaid losses, refer to Note 6 - "Reinsurance Balances Recoverable on Paid and Unpaid Losses" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Debt Obligations
We utilize debt financing and loan facilities primarily for funding acquisitions and significant new business, investment activities and, from time to time, for general corporate purposes. Our debt obligations were as follows:

Facility	Origination Date	Term	March 31, 2021	December 31, 2020
4.50% Senior Notes due 2022	March 10, 2017	5 years	$349,393	$349,253
4.95% Senior Notes due 2029	May 28, 2019	10 years	494,244	494,194
Total Senior Notes			843,637	843,447
5.75% Junior Subordinated Notes due 2040	August 26, 2020	20 years	344,878	344,812
EGL Revolving Credit Facility	August 16, 2018	5 years	175,000	185,000
Total debt obligations			$1,363,515	$1,373,259
For further information regarding our debt arrangements, including letters of credit, refer to Note 13 - "Debt Obligations and Credit Facilities" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Credit Ratings
The following table presents our credit ratings as of May 7, 2021:

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
Agency ratings are not a recommendation to buy, sell or hold any of our securities and may be revised or withdrawn at any time by the issuing organization. Each agency's rating should be evaluated independently of any other agency's rating. For information on risks related to our credit ratings, refer to "Item 1A. Risk Factors - Risks Relating to Liquidity and Capital Resources" and "Item 1A. Risk Factors - Risks Relating to Ownership of our Shares" in our Annual Report on Form 10-K for the year ended December 31, 2020.

Contractual Obligations
The following table summarizes, as of March 31, 2021, our future payments under material contractual obligations and estimated payments for losses and LAE for the Run-off segment by expected payment date. The table includes only obligations that are expected to be settled in cash.

	Total	Less than 1 Year	1 - 3 years	3 - 5 years	6 - 10 years	More than 10 Years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and LAE for the Run-off segment (1)
Asbestos	$1,755.6	$143.5	$259.1	$213.7	$333.1	$806.2
Environmental	297.8	33.5	57.6	43.8	59.7	103.2
General Casualty	1,799.2	239.3	351.3	444.5	643.8	120.3
Workers' compensation/personal accident	2,716.0	223.1	417.4	420.6	549.2	1,105.7
Marine, aviation and transit	331.4	69.9	86.6	51.8	64.1	59.0
Construction defect	163.6	32.3	57.5	38.5	26.9	8.4
Professional indemnity/ Directors & Officers	1,060.7	178.9	250.9	247.3	315.6	68.0
Motor	895.1	309.1	255.5	88.4	87.9	154.2
Property	148.6	52.9	44.4	21.1	18.4	11.8
Other	619.6	163.9	156.5	93.9	89.2	116.1
StarStone International (Non-U.S.)	1,266.6	425.4	446.5	206.0	151.1	37.6
Total outstanding losses and IBNR	11,054.2	1,871.8	2,383.3	1,869.6	2,339.0	2,590.5
ULAE	413.2	70.2	92.8	65.0	80.3	104.9
Estimated gross reserves for losses and LAE for the Run-off segment (1)	11,467.4	1,942.0	2,476.1	1,934.6	2,419.3	2,695.4
Investing Activities
Unfunded investment commitments	1,035.7	400.9	314.5	186.6	133.7	—
Financing Activities
Loan repayments (including estimated interest payments)	2,004.4	415.4	270.8	89.8	687.2	541.2
Total	$14,507.5	$2,758.3	$3,061.4	$2,211.0	$3,240.2	$3,236.6
(1) The reserves for losses and LAE represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above. The amounts in the above table represent our estimates of known liabilities as of March 31, 2021 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, certain of the reserves included in the unaudited condensed consolidated financial statements as of March 31, 2021 were acquired by us and initially recorded at fair value with subsequent amortization, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.
As of March 31, 2021, excluding fair value adjustments, we expect to pay estimated gross losses and LAE for the Run-off segment of $1.9 billion in the short-term (less than one year) and $9.5 billion in the long-term (more than one year). We generally attempt to match the duration of our investment portfolio to the duration of our general liability profile. We generally seek to maintain investment portfolios that are shorter or of equivalent duration to the liabilities in order to provide liquidity for the settlement of losses and, where possible, to avoid having to liquidate longer-dated investments. The settlement of liabilities also has the potential to accelerate the natural payout of losses, which may require additional liquidity.
In addition to the contractual obligations noted in the table, above, as of March 31, 2021 we had the right to purchase the RNCI related to StarStone International from the Trident V Funds and the Dowling Funds after a certain time in the future (a "call right") and the RNCI holders had the right to sell their RNCI interests to us after a certain time in the future (a "put right").
For additional information relating to our commitments and contingencies, see Note 20 - "Commitments and Contingencies" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. For additional information relating to our defendant asbestos and environmental liabilities, see Note 9 - "Defendant Asbestos and Environmental Liabilities" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
At March 31, 2021, we did not have any off-balance sheet arrangements, as defined by SEC rules and regulations.
Critical Accounting Estimates
Our critical accounting estimates are discussed in Management's Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2020. Except as discussed above, in the updates included in Note 1 - "Significant Accounting Policies" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q, our critical accounting estimates have not materially changed.
Cautionary Statement Regarding Forward-Looking Statements
This quarterly report and the documents incorporated by reference herein contain statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our financial condition, results of operations, business strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of our management, as well as the markets for our securities and the insurance and reinsurance sectors in general. Statements that include words such as "estimate," "project," "plan," "intend," "expect," "anticipate," "believe," "would," "should," "could," "seek," "may" and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. All forward-looking statements are necessarily estimates or expectations, and not statements of historical fact, reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward looking statements should, therefore, be considered in light of various important factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2020. These factors include:
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
The factors listed above should be not construed as exhaustive and should be read in conjunction with the Risk Factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2020. We undertake no obligation to publicly update or review any forward looking statement, whether to reflect any change in our expectations with regard thereto, or as a result of new information, future developments or otherwise, except as required by law.

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
We are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk. Our policies to address these risks in 2021 are not materially different than those used in 2020 and, based on our current knowledge and expectations, we do not currently anticipate significant changes in our market risk exposures or in how we will manage those exposures in future reporting periods. However, due to the ongoing uncertainty and volatility in financial markets as a result of the economic conditions caused by the COVID-19 pandemic, we expect interest rates, credit spreads and global equity markets to remain volatile in the near-term. Furthermore, the pandemic has increased the risk of defaults across many industries. As a result, we continue to closely monitor market risk during this time.
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

	Interest Rate Shift in Basis Points
As of March 31, 2021	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value (1)	$11,384	$11,080	$10,783	$10,513	$10,246
Market Value Change from Base	5.6%	2.8%	—%	(2.5)%	(5.0)%
Change in Unrealized Value	$601	$297	$—	$(270)	$(537)

As of December 31, 2020	-100	-50	—	+50	+100
Total Market Value (1)	$10,632	$10,324	$10,028	$9,756	$9,495
Market Value Change from Base	6.0%	3.0%	—%	(2.7)%	(5.3)%
Change in Unrealized Value	$604	$296	$—	$(272)	$(533)
(1) Excludes equity exchange-traded funds of $293.9 million and $154.9 million for the years ended March 31, 2021 and December 31, 2020, respectively, which are included in the Equity Price Risk section below.
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

	Credit Spread Shift in Basis Points
As at March 31, 2021	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value (1)	$11,378	$11,071	$10,783	$10,510	$10,251
Market Value Change from Base	5.5%	2.7%		(2.5)%	(4.9)%
Change in Unrealized Value	$595	$288		$(273)	$(532)

As at December 31, 2020	-100	-50	—	+50	+100
Total Market Value (1)	$10,608	$10,308	$10,028	$9,765	$9,516
Market Value Change from Base	5.8%	2.8%		(2.6)%	(5.1)%
Change in Unrealized Value	$580	$280		$(263)	$(512)
(1) Excludes equity exchange-traded funds of $293.9 million and $154.9 million for the years ended March 31, 2021 and December 31, 2020, respectively, which are included in the Equity Price Risk section below.
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
Fixed Maturity and Short-Term Investments
As a holder of $10.0 billion of fixed maturity and short-term investments, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity investments of short-to-medium duration and mutual funds. A table of credit ratings for our fixed maturity and short-term investments is in Note 4 - "Investments" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. As of March 31, 2021, 41.0% of our fixed maturity and short-term investment portfolio was rated AA or higher by a major rating agency (December 31, 2020: 41.2%) with 3.2% rated lower than BBB- (December 31, 2020: 3.5%). The portfolio as a whole, including cash, restricted cash, fixed maturity and short term investments and funds held - directly managed, had an average credit quality rating of A+ as of March 31, 2021 (December 31, 2020: A+). In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we believe we do not have significant concentrations of credit risk.
A summary of our fixed maturity and short-term investments by credit rating is as follows:

Credit rating	March 31, 2021	December 31, 2020	Change
AAA	28.7%	29.5%	(0.8)%
AA	12.3%	11.7%	0.6%
A	31.8%	31.6%	0.2%
BBB	23.5%	23.5%	—%
Non-investment grade	3.2%	3.5%	(0.3)%
Not rated	0.5%	0.2%	0.3%
Total	100.0%	100.0%

Average credit rating	A+	A+

Reinsurance Balances Recoverable on Paid and Unpaid Losses
We have exposure to credit risk as it relates to our reinsurance balances recoverable on paid and unpaid losses. Our (re)insurance subsidiaries remain liable to the extent that retrocessionaires do not meet their contractual obligations and, therefore, we evaluate and monitor concentration of credit risk among our reinsurers. A discussion of our reinsurance balances recoverable on paid and unpaid losses is in Note 6 - "Reinsurance Balances Recoverable on Paid and Unpaid Losses" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Funds Held
Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds balance is credited with investment income and losses payable are deducted. We are subject to credit risk if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due. Our funds held are shown under two categories on the consolidated balance sheets, where funds held upon which we receive the underlying portfolio economics are shown as "Funds held - directly managed," and funds held where we receive a fixed crediting rate are shown as "Funds held by reinsured companies." Both types of funds held are subject to credit risk. We routinely monitor the creditworthiness of reinsured companies with whom we have funds held arrangements. As of March 31, 2021, we had a significant concentration of $899.5 million (December 31, 2020: $955.0 million) to one reinsured company which has financial strength credit ratings of A+ from A.M. Best and AA from Standard & Poor's.
Equity Price Risk
Our portfolio of equity investments, excluding our fixed income exchange-traded funds but including the equity funds, has exposure to equity price risk, which is the risk of potential loss in fair value resulting from adverse changes in stock prices. Our fixed income exchange-traded funds are excluded from the below analysis and have been included within the interest rate and credit spread risk analysis, as these exchange-traded funds are part of our fixed income investment strategy and are backed by fixed income instruments. Our global equity portfolio is correlated with a blend of the S&P 500 and MSCI World indices, and changes in this blend of indices would approximate the impact on our portfolio. The following table summarizes the aggregate hypothetical change in fair value from a 10% decline in the overall market prices of our equities at risk:

	March 31, 2021	December 31, 2020	Change
	(in millions of U.S. dollars)
Publicly traded equity investments in common and preferred stocks	$263.1	$260.8	$2.3
Privately held equity investments in common and preferred stocks	330.4	274.7	55.7
Private equity funds	442.6	363.1	79.5
Equity funds	5.3	190.8	(185.5)
Equity exchange traded funds	293.9	154.9	139.0
Fair value of equities at risk	$1,335.3	$1,244.3	$91

Impact of 10% decline in fair value	$133.5	$124.4	$9.1
Hedge Funds
As of March 31, 2021, we had investments of $2.9 billion (December 31, 2020: $2.6 billion) in hedge funds, included within our other investments, at fair value, that have exposure to equity price risk given the underlying assets in those funds. As of March 31, 2021 and December 31, 2020, the impact of a 10% decline in the fair value of these investments would have been $291.5 million and $263.8 million, respectively. These hedge funds may employ investment strategies that involve the use of leverage and short sales, which would have the effect of increasing equity price sensitivity such that a 10% decline in equity prices could reduce the fair value of our investment in the funds by more than 10%.

Foreign Currency Risk
The table below summarizes our net exposures to foreign currencies:

	AUD	CAD	EUR	GBP	Other	Total
As of March 31, 2021	(in millions of U.S. dollars)
Total net foreign currency exposure	$(1.6)	$7.4	$13.2	$(19.9)	$1.6	$0.7
Pre-tax impact of a 10% movement in USD(1)	$(0.2)	$0.7	$1.3	$(2.0)	$0.2	$—

As of December 31, 2020
Total net foreign currency exposure	$7.0	$(1.9)	$24.4	$38.9	$1.5	$69.9
Pre-tax impact of a 10% movement in USD(1)	$0.7	$(0.2)	$2.4	$3.9	$0.2	$7.0
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2021. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of legal proceedings, see Note 20 - "Commitments and Contingencies" in the notes to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Our results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. The risk factors identified therein have not materially changed.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about ordinary shares acquired by the Company during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Dollar Value) of Shares that May Yet be Purchased Under the Program (1)
Beginning dollar amount available to be repurchased				$123,994
January 1, 2021 - January 31, 2021	—	$—	—	$—
February 1, 2021 - February 28, 2021	—	$—	—	$—
March 1, 2021 - March 31, 2021	18,003	$234.70	18,003	$(4,225)
	18,003		18,003	$119,769

(1) On February 25, 2021, our Board of Directors approved an extension of the duration of our previously announced ordinary share Repurchase Program through March 1, 2022. The Repurchase Program was previously set to expire on March 1, 2021. Pursuant to the Repurchase Program, the Company may repurchase a limited number of its ordinary shares, not to exceed $150.0 million in aggregate (the “Authorized Shares”) including shares repurchased prior to the extension of the Repurchase Program. During the three months ended March 31, 2021, we repurchased 18,003 ordinary shares at an average price of $234.70, for an aggregate price of $4.2 million under the Repurchase Program. As of March 31, 2021, the remaining capacity under the Repurchase Program was $119.8 million.

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

10.1*+	Form of Performance Stock Unit Award Agreement (Annual Cycle) (2021) under the Enstar Group Limited 2016 Equity Incentive Plan

10.2*♦	Third Amendment to Revolving Credit Agreement, Waiver & Consent dated as of March 31, 2021, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, Barclays Bank PLC, Wells Fargo Bank, National Association, and each of the lenders party thereto.

10.3*♦	Fourth Amendment to Letter of Credit Facility Agreement, dated as of March 31, 2021, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, London Branch, The Bank of Nova Scotia and each of the lenders party thereto.

10.4+	Amended and Restated Employment Agreement dated March 31, 2021 between the Company and Dominic Silvester (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 6, 2021).

10.5	Voting and Shareholders’ Agreement dated as of January 1, 2021 among StarStone Specialty Holdings Limited, Kenmare Holdings Ltd., Trident V, L.P., Trident V Parallel Fund, L.P., Trident V Professionals Fund, L.P., Dowling Capital Partners I, L.P. and Capital City Partners LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 4, 2021).

10.6	Third Amended and Restated Shareholders’ Agreement dated as of January 1, 2021 among Northshore Holdings Limited, Kenmare Holdings Ltd., Trident V, L.P., Trident V Parallel Fund, L.P., Trident V Professionals Fund, L.P., Dowling Capital Partners I, L.P. and Capital City Partners LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on January 4, 2021).

10.7♦	Termination and Release Agreement, dated as of February 21, 2021, by and among Enstar Group Limited and certain of its subsidiaries and Hillhouse Capital Management, Ltd. and certain of its affiliates (incorporated by reference to Exhibit 10.50 of the Company’s Form 10-K filed on March 1, 2021).

22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22.1 of the Company’s Form 10-Q filed on November 6, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
_______________________________
* filed herewith
** furnished herewith
+ denotes management contract or compensatory arrangement
♦ certain of the schedules and similar attachments are not filed but Enstar Group Limited undertakes to furnish a copy of the schedules or similar attachments to the SEC upon request

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2021.

ENSTAR GROUP LIMITED

By:	/S/ Zachary Wolf
Zachary Wolf Chief Financial Officer, Authorized Signatory, Principal Financial Officer

By:	/s/ Kathleen Carbone
Kathleen Carbone Chief Accounting Officer, Principal Accounting Officer