Form 10-K/A
period 2020-12-31
Enstar Group LTD
filed 2021-06-30
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to its 2021 annual general meeting of shareholders are incorporated by reference in Part III of its Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2021.

EXPLANATORY NOTE
Enstar Group Limited (“Enstar,” the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”), which was originally filed on March 1, 2021 with the U.S. Securities and Exchange Commission (the “SEC”). The sole purpose of filing this Amendment is to include separate financial statements for InRe Fund, L.P., a Cayman Islands exempted limited partnership in which we have a significant investment (“InRe Fund”). We are required to provide separate financial statements for InRe Fund under Rule 3-09 of Regulation S-X for the fiscal years ended December 31, 2020, 2019 and 2018. The separate financial statements for InRe Fund are filed as exhibits to this Amendment and they do not impact or affect our previously reported consolidated financial condition or results of operations.
Except as specified in this explanatory note, this Amendment does not amend or modify any of the other information included in the 2020 Form 10-K, and it does not modify or update any information included in the 2020 Form 10-K to reflect any events, developments or results that occurred subsequent to March 1, 2021. As a result, the 2020 Form 10-K continues to speak as of the date of filing of the 2020 Form 10-K. More current information is contained in the Company’s filings subsequent to the date of filing of the 2020 Form 10-K, including the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2021, which recast the financial information and financial statements contained in the 2020 Form 10-K in order to give effect to a change in the Company’s segment reporting.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are attached here.

TABLE OF CONTENTS

Page
PART IV

Item 15.	Exhibits, Financial Statement Schedules	2

PART IV

 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements and Financial Statement Schedules:
The consolidated financial statements of Enstar Group Limited are included in Item 8 of the 2020 Form 10-K.
The financial statements of InRe Fund, L.P. required by Rule 3-09 of Regulation S-X are provided as Exhibits 99.1, 99.2 and 99.3 to this Amendment.
(b)Exhibits: see accompanying exhibit index that precedes the signature page of this Amendment.

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

10.7+	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form S-3 (No. 333-151461) initially filed on June 5, 2008).

10.8+	Amended and Restated Employment Agreement, dated as of January 21, 2020, by and between Enstar Group Limited and Dominic F. Silvester (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 27, 2020).

10.9+	Amended and Restated Employment Agreement, dated as of January 21, 2020, by and between Enstar Group Limited and Paul J. O’Shea (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 27, 2020).

10.10+	Amended and Restated Employment Agreement, dated January 21, 2020, by and between Enstar Group Limited and Orla M. Gregory (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 27, 2020).

10.11+	Employment Agreement, dated December 28, 2017, by and between Enstar Group Limited and Guy Bowker (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 4, 2018).

10.12+	Employment Agreement, dated August 21, 2020, by and between Enstar Group Limited and Zachary Wolf (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K filed on March 1, 2021).

10.13+	Employment Agreement, dated January 8, 2018, by and between Enstar Group Limited and Paul M.J. Brockman (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 8, 2019).

10.14+	Employment Agreement, dated September 9, 2016, by and between Enstar Group Limited and Nazar Alobaidat (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K filed on February 27, 2020).

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

10.38	Exchange Agreement, dated as of February 2, 2018, by and among Enstar Group Limited, KaylaRe Holdings, Ltd., HH KaylaRe Holdings, Ltd., Hillhouse Fund III, L.P., Trident V, L.P., Trident V Parallel Fund, L.P, Trident V Professionals Fund, L.P., Souris Partners and Cavello Bay Reinsurance Limited (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 8, 2018).

10.39	Master Agreement, dated March 1, 2019, by and among Enstar Group Limited, Maiden Holdings, Ltd. and Maiden Reinsurance Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 8, 2019).

10.40	Amendment to Master Agreement, dated June 28, 2019, by and among Enstar Group Limited, Maiden Holdings, Ltd. and Maiden Reinsurance Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 6, 2019).

10.41	Subscription Agreement, dated as of December 11, 2018, by and between Cavello Bay Reinsurance Limited and Enhanzed Reinsurance Limited (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K filed on March 1, 2019).

10.42s	Stock Purchase Agreement, dated as of June 10, 2020, by and among StarStone Finance Limited, Core Specialty Insurance Holdings, Inc., and North Bay Holdings Limited (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 11, 2020).

10.43	Revolving Credit Agreement, dated as of August 16, 2018, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, Barclays Bank PLC, Wells Fargo Bank, National Association and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 21, 2018).

10.44	First Amendment to Revolving Credit Agreement, dated as of December 19, 2018, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, Barclays Bank PLC, Wells Fargo Bank, National Association and each of the lenders party thereto (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K filed on March 1, 2019).

10.45	Second Amendment to Revolving Credit Agreement, dated as of November 25, 2020, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, Barclays Bank PLC, Wells Fargo Bank, National Association, and each of the lenders party thereto (incorporated by reference to Exhibit 10.45 to the Company's Form 10-K filed on March 1, 2021).

10.46	Letter of Credit Facility Agreement, dated as of August 5, 2019, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, London Branch, The Bank of Nova Scotia and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 7, 2019).

10.47	First Amendment to Letter of Credit Facility Agreement, dated as of December 9, 2019, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, London Branch, The Bank of Nova Scotia and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 11, 2019).

10.48	Second Amendment to Letter of Credit Facility Agreement, dated as of June 3, 2020, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, London Branch, The Bank of Nova Scotia and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 9, 2020).

10.49	Third Amendment to Letter of Credit Facility Agreement, dated as of November 25, 2020, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, London Branch, The Bank of Nova Scotia and each of the lenders party thereto (incorporated by reference to Exhibit 10.49 to the Company's Form 10-K filed on March 1, 2021).

10.50s	Termination and Release Agreement, dated as of February 21, 2021, by and among Enstar Group Limited and certain of its subsidiaries and Hillhouse Capital Management, Ltd. and certain of its affiliates (incorporated by reference to Exhibit 10.50 to the Company's Form 10-K filed on March 1, 2021).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K filed on March 1, 2021).

23.1	Consent of KPMG Audit Limited (incorporated by reference to Exhibit 23.1 to the Company's Form 10-K filed on March 1, 2021).
23.2*	Consent of Ernst & Young LLP.

31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company's Form 10-K filed on March 1, 2021).

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Company's Form 10-K filed on March 1, 2021).

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002 (dated June 30, 2021).
31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002 (dated June 30, 2021).

32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company's Form 10-K filed on March 1, 2021).

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company's Form 10-K filed on March 1, 2021).

32.3**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (dated June 30, 2021).
32.4**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (dated June 30, 2021).
99.1*	Financial statements of InRe Fund, L.P. for the fiscal year ended December 31, 2018.
99.2*	Financial statements of InRe Fund, L.P. for the fiscal year ended December 31, 2019.
99.3*	Financial statements of InRe Fund, L.P. for the fiscal year ended December 31, 2020.

101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes (incorporated by reference to Part II, Item 8 of the Company's Form 10-K filed on March 1, 2021).

104*	The cover page, formatted as Inline XBRL (included in Exhibit 101).
_______________________________
*     filed herewith
** furnished herewith
+     denotes management contract or compensatory arrangement
s    certain of the schedules and similar attachments are not filed but Enstar Group Limited undertakes to furnish a copy of the schedules or similar attachments to the SEC upon request

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on June 30, 2021.

ENSTAR GROUP LIMITED

By:	/S/ ZACHARY WOLF
Zachary Wolf Chief Financial Officer