Form 10-Q
period 2021-06-30
Enstar Group LTD
filed 2021-08-05
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As at August 3, 2021, the registrant had outstanding 16,782,445 voting ordinary shares and 1,597,712 non-voting convertible ordinary shares, each par value $1.00 per share.

Enstar Group Limited
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2021

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2021 (unaudited) and December 31, 2020

	June 30, 2021		December 31, 2020
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value		$19,788		$5,129
Short-term investments, available-for-sale, at fair value (amortized cost: 2021 — $110,452; 2020 — $263,750; net of allowance: 2021 — $0; 2020 — $0)		110,473		263,795
Fixed maturities, trading, at fair value		4,088,402		4,594,892
Fixed maturities, available-for-sale, at fair value (amortized cost: 2021 — $5,443,653; 2020 — $3,312,891; net of allowance: 2021 — $7,386; 2020 — $322)		5,466,038		3,395,100
Funds held - directly managed		1,028,503		1,074,890
Equities, at fair value		1,158,219		846,795
Other investments, at fair value		1,814,593		4,244,034
Equity method investments		936,430		832,295
Total investments (Note 4 and Note 10)		14,622,446		15,256,930
Cash and cash equivalents		769,359		901,152
Restricted cash and cash equivalents		356,899		471,964
Premiums receivable		379,981		405,793
Reinsurance balances recoverable on paid and unpaid losses (net of allowance: 2021 — $140,488; 2020 — $137,122) (Note 6)		1,484,384		1,568,333
Reinsurance balances recoverable on paid and unpaid losses, at fair value (Note 6 and Note 10)		492,343		520,830
Insurance balances recoverable (net of allowance: 2021 — $5,822; 2020 — $4,824) (Note 9)		245,979		249,652
Funds held by reinsured companies		2,201,958		635,819
Variable interest entity assets of the InRe Fund (Note 11)		2,913,522		—
Cash and restricted cash	1,002,537		—
Investments	1,393,134		—
Other assets	517,851		—
Other assets		1,154,460		925,533
Assets held-for-sale (Note 3)		—		711,278
TOTAL ASSETS		$24,621,331		$21,647,284

LIABILITIES
Losses and loss adjustment expenses (Note 8)		$10,803,753		$8,140,362
Losses and loss adjustment expenses, at fair value (Note 8 and Note 10)		2,234,105		2,452,920
Defendant asbestos and environmental liabilities (Note 9)		677,919		706,329
Insurance and reinsurance balances payable		584,084		494,412
Debt obligations (Note 14)		1,364,212		1,373,259
Variable interest entity liabilities of the InRe Fund (Note 11)		693,810		—
Other liabilities		886,056		942,905
Liabilities held-for-sale (Note 3)		—		483,657
TOTAL LIABILITIES		17,243,939		14,593,844

COMMITMENTS AND CONTINGENCIES (Note 21)

REDEEMABLE NONCONTROLLING INTEREST (Note 15)		177,449		365,436

SHAREHOLDERS’ EQUITY (Note 16)
Ordinary shares (par value $1 each, issued and outstanding 2021: 22,170,433; 2020: 22,085,232):
Voting Ordinary shares (issued and outstanding 2021: 18,571,161; 2020: 18,575,550)		18,571		18,576
Non-voting convertible ordinary Series C Shares (issued and outstanding 2021: 2,689,262; 2020: 2,599,672)		2,690		2,600
Non-voting convertible ordinary Series E Shares (issued and outstanding 2021 and 2020: 910,010)		910		910
Preferred Shares:
Series C Preferred Shares (issued and held in treasury 2021 and 2020: 388,571)		389		389
Series D Preferred Shares (issued and outstanding 2021 and 2020: 16,000)		400,000		400,000
Series E Preferred Shares (issued and outstanding 2021 and 2020: 4,400)		110,000		110,000
Treasury shares, at cost (Series C Preferred shares 2021 and 2020: 388,571)		(421,559)		(421,559)
Joint Share Ownership Plan (voting ordinary shares, held in trust 2021 and 2020: 565,630)		(566)		(566)
Additional paid-in capital		1,835,231		1,836,074
Accumulated other comprehensive income		33,077		80,659
Retained earnings		5,208,565		4,647,312
Total Enstar Shareholders’ Equity		7,187,308		6,674,395
Noncontrolling interest (Note 15)		12,635		13,609
TOTAL SHAREHOLDERS’ EQUITY		7,199,943		6,688,004
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY		$24,621,331		$21,647,284
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
For the Three and Six Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$59,644	$142,871	$152,520	$302,222
Fees and commission income	8,274	10,010	17,872	17,538
Net investment income (1)	76,147	94,443	138,236	169,157
Net realized and unrealized gains (1)	405,220	967,608	384,432	338,547
Other income (expense)	(3,359)	(1,087)	(2,808)	19,357
Net gain on sales of subsidiaries	—	—	14,894	—
	545,926	1,213,845	705,146	846,821
EXPENSES
Net incurred losses and loss adjustment expenses	39,304	186,692	(16,203)	229,992
Acquisition costs	4,956	49,067	38,970	95,110
General and administrative expenses	92,717	144,830	175,717	243,258
Interest expense	16,301	14,018	32,480	27,433
Net foreign exchange (gains) losses	(9,139)	5,158	(6,505)	(6,781)
	144,139	399,765	224,459	589,012
EARNINGS BEFORE INCOME TAXES	401,787	814,080	480,687	257,809
Income tax expense	(9,422)	(16,652)	(3,440)	(11,380)
Earnings (loss) from equity method investments	(3,059)	(8,790)	114,972	3,660
NET EARNINGS FROM CONTINUING OPERATIONS	389,306	788,638	592,219	250,089
Net loss from discontinued operations, net of income taxes	—	(1,152)	—	(3,221)
NET EARNINGS	389,306	787,486	592,219	246,868
Net (earnings) loss attributable to noncontrolling interest	(3,055)	19,992	(13,846)	52,714
NET EARNINGS ATTRIBUTABLE TO ENSTAR	386,251	807,478	578,373	299,582
Dividends on preferred shares	(8,925)	(8,925)	(17,850)	(17,850)
NET EARNINGS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$377,326	$798,553	$560,523	$281,732

Earnings per ordinary share attributable to Enstar:
Basic:
Net earnings from continuing operations	$17.44	$37.06	$25.95	$13.16
Net loss from discontinued operations	—	(0.03)	—	(0.09)
Net earnings per ordinary share	$17.44	$37.03	$25.95	$13.07
Diluted:
Net earnings from continuing operations	$17.28	$36.68	$25.60	$13.02
Net loss from discontinued operations	—	(0.03)	—	(0.09)
Net earnings per ordinary share	$17.28	$36.65	$25.60	$12.93
Weighted average ordinary shares outstanding:
Basic	21,631,749	21,565,240	21,597,236	21,557,542
Diluted	21,832,218	21,789,242	21,892,744	21,788,331
(1) Includes amounts attributed to the InRe Fund, refer to Note 11 - "Variable Interest Entities" for additional information.
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the Three and Six Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(expressed in thousands of U.S. dollars)
NET EARNINGS	$389,306	$787,486	$592,219	$246,868

Other comprehensive income (loss), net of income taxes:
Unrealized gains (losses) on fixed income available-for-sale investments arising during the period	57,020	112,506	(54,254)	53,771
Reclassification adjustment for change in allowance for credit losses recognized in net earnings	(5,094)	(10,762)	6,931	2,450
Reclassification adjustment for net realized gains included in net earnings	(529)	(4,222)	(1,123)	(4,010)
Reclassification to earnings on disposal of subsidiary	—	—	475	—
Unrealized gains (losses) arising during the period, net of reclassification adjustments	51,397	97,522	(47,971)	52,211
Cumulative currency translation adjustment	(399)	(1,205)	1,019	(1,891)
Total other comprehensive income (loss)	50,998	96,317	(46,952)	50,320

Comprehensive income	440,304	883,803	545,267	297,188
Comprehensive (income) loss attributable to noncontrolling interest	(3,260)	9,616	(14,476)	46,508
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR	$437,044	$893,419	$530,791	$343,696

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
For the Three and Six Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(expressed in thousands of U.S. dollars)
Share Capital — Voting Ordinary Shares
Balance, beginning of period	$18,596	$18,610	$18,576	$18,002
Issue of shares	5	25	43	726
Shares repurchased	(30)	—	(48)	(93)
Balance, end of period	$18,571	$18,635	$18,571	$18,635
Share Capital — Non-Voting Convertible Ordinary Series C Shares
Balance, beginning of period	$2,690	$2,600	$2,600	$2,600
Exercise of warrants	—	—	90	—
Balance, end of period	$2,690	$2,600	$2,690	$2,600
Share Capital — Non-Voting Convertible Ordinary Series E Shares
Balance, beginning and end of period	$910	$910	$910	$910
Share Capital — Series C Convertible Participating Non-Voting Preferred Shares
Balance, beginning and end of period	$389	$389	$389	$389
Share Capital — Series D Preferred Shares
Balance, beginning and end of period	$400,000	$400,000	$400,000	$400,000
Share Capital — Series E Preferred Shares
Balance, beginning and end of period	$110,000	$110,000	$110,000	$110,000
Treasury Shares (Series C Preferred Shares)
Balance, beginning and end of period	$(421,559)	$(421,559)	$(421,559)	$(421,559)
Joint Share Ownership Plan — Voting Ordinary Shares, Held in Trust
Balance, beginning of period	$(566)	$(566)	$(566)	$—
Issue of shares	—	—	—	(566)
Balance, end of period	$(566)	$(566)	$(566)	$(566)
Additional Paid-in Capital
Balance, beginning of period	$1,836,792	$1,825,798	$1,836,074	$1,836,778
Repurchase of voting ordinary shares	(311)	(109)	(2,563)	(1,360)
Exercise of warrants	—	—	(90)	—
Shares repurchased	(7,178)	—	(11,385)	(12,433)
Amortization of share-based compensation	5,928	9,426	13,195	12,130
Balance, end of period	$1,835,231	$1,835,115	$1,835,231	$1,835,115
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(17,715)	$(34,656)	$80,659	$7,171
Cumulative currency translation adjustment
Balance, beginning of period	8,619	7,862	7,876	8,548
Change in currency translation adjustment	(565)	(1,038)	178	(1,724)
Balance, end of period	8,054	6,824	8,054	6,824
Defined benefit pension liability
Balance, beginning and end of period	207	(945)	207	(945)
Unrealized gains (losses) on available-for-sale investments
Balance, beginning of period	(26,541)	(41,573)	72,576	(432)
Change in unrealized gains (losses) on available-for-sale investments	51,357	86,979	(47,760)	45,838
Balance, end of period	24,816	45,406	24,816	45,406
Balance, end of period	$33,077	$51,285	$33,077	$51,285
Retained Earnings
Balance, beginning of period	$4,831,239	$2,375,073	$4,647,312	$2,887,892
Net earnings	389,306	787,486	592,219	246,868
Net (earnings) loss attributable to noncontrolling interest	(3,055)	19,992	(13,846)	52,714
Dividends on preferred shares	(8,925)	(8,925)	(17,850)	(17,850)
Change in redemption value of redeemable noncontrolling interests	—	16,478	730	26,628
Cumulative effect of change in accounting principle	—	—	—	(6,148)
Balance, end of period	$5,208,565	$3,190,104	$5,208,565	$3,190,104
Noncontrolling Interest (excludes Redeemable Noncontrolling Interest)
Balance, beginning of period	$12,655	$13,405	$13,609	$14,168
Dividends paid	(634)	—	(634)	—
Net earnings (loss) attributable to noncontrolling interest	614	148	(340)	(615)
Balance, end of period	$12,635	$13,553	$12,635	$13,553
Total Shareholders' Equity	$7,199,943	$5,200,466	$7,199,943	$5,200,466
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings	$592,219	$246,868
Net loss from discontinued operations, net of income taxes	—	3,221
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Realized gains on sales of investments	(346,341)	(61,406)
Unrealized gains on investments	(38,091)	(277,141)
Net gain on sales of subsidiaries	(14,894)	—
Depreciation and other amortization	38,005	30,006
Earnings from equity method investments	(114,972)	(3,660)
Sales and maturities of trading securities	3,267,170	2,165,843
Purchases of trading securities	(2,031,855)	(1,175,992)
Payments to cover securities sold short	(685,140)	—
Proceeds from securities sold short	244,829	—
Net payments for derivative contracts	(77,773)	—
Other non-cash items	10,274	11,082
Changes in:
Reinsurance balances recoverable on paid and unpaid losses	111,995	84,827
Funds held by reinsured companies	(1,566,139)	(990,864)
Losses and loss adjustment expenses	2,447,066	741,100
Defendant asbestos and environmental liabilities	(28,410)	(39,623)
Insurance and reinsurance balances payable	94,238	152,886
Premiums receivable	23,476	(49,939)
Other operating assets and liabilities	(255,008)	11,953
Variable interest entity assets and liabilities of the InRe Fund (Note 11)	684,367	—
Net cash flows provided by operating activities	2,355,016	849,161
INVESTING ACTIVITIES:
Sales of subsidiaries, net of cash sold	(232,269)	—
Sales and maturities of available-for-sale securities	1,495,918	1,156,786
Purchase of available-for-sale securities	(3,451,516)	(1,759,023)
Purchase of other investments	(307,429)	(656,757)
Proceeds from other investments	135,734	136,592
Purchase of equity method investments	—	(33,000)
Dividends from equity method investments	—	237
Other investing activities	334	(974)
Consolidation of the InRe Fund opening cash and restricted cash balances (Note 11)	574,081	—
Net cash flows used in investing activities	(1,785,147)	(1,156,139)
FINANCING ACTIVITIES:
Dividends on preferred shares	(17,850)	(17,850)
Dividends paid to noncontrolling interest	(634)	—
Repurchase of shares	(11,433)	(12,526)
Receipt of loans	20,000	364,000
Repayment of loans	(30,000)	(14,000)
Net cash flows provided by (used in) financing activities	(39,917)	319,624
DISCONTINUED OPERATIONS CASH FLOWS:
Net cash flows provided by operating activities	—	95,096

Net cash flows used in investing activities	—	(93,940)
Net cash flows from discontinued operations	—	1,156
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	2,527	4,526
NET INCREASE IN CASH AND CASH EQUIVALENTS	532,479	18,328
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,373,116	971,349
NET CHANGE IN CASH OF BUSINESSES HELD FOR SALE	223,200	(1,156)
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,128,795	$988,521

Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$5,146	$15,450
Interest paid	$31,408	$26,783

Reconciliation to Condensed Consolidated Balance Sheets:
Cash and cash equivalents	769,359	651,855
Restricted cash and cash equivalents	356,899	336,666
Cash and restricted cash and cash equivalents of the InRe Fund (Note 11)	1,002,537	—
Cash, cash equivalents and restricted cash	$2,128,795	$988,521
In addition to the cash flows presented above, for the six months ended June 30, 2021 our non-cash financing activities included distributions to redeemable noncontrolling interest ("RNCI") totaling $202.1 million, the issuance of 89,590 shares following the exercise of 175,901 warrants on a non-cash basis, and a third-party capital withdrawal from the InRe Fund totaling $61.4 million which was funded through the transfer of a trading security. For the six months ended June 30, 2021 our non-cash investing activities included: the receipt of other investments as consideration totaling $51.7 million; unsettled purchases and sales of AFS and other investments of $55.9 million and $6.4 million, respectively; and contributions of $481.3 million to other investments, fully funded through the redemption of other investments totaling $381.3 million and a $100.0 million reduction in investment fees. Refer to Note 3 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations,", Note 15 - "Noncontrolling Interests" and Note 20 - "Related Party Transactions."

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
During the first quarter of 2021, we revised our segment structure and as a result restated the prior period comparatives to conform with the current period presentation. Refer to Note 22 - "Segment Information" for further information.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results may differ materially from these estimates. Results of changes in estimates are reflected in earnings in the period in which the change is made. Accounting policies that we believe are most dependent on assumptions and estimates are considered to be our critical accounting policies and are related to the determination of:
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
New Accounting Standards Adopted in 2021
Accounting Standards Update ("ASU") 2020-08 – Codification Improvements to Subtopic 310-20 - Receivables - Nonrefundable Fees and Other Costs
In October 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-08 to clarify that an entity should re-evaluate whether a callable debt security is within the scope of Accounting Standards Codification ("ASC") 310-20-35-33 during each reporting period and accelerate amortization of the premium associated with the callable debt to the earliest call date. All entities are required to apply the amendments in this ASU on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities.
The adoption of ASU 2020-08 did not have a material impact on our condensed consolidated financial statements and the related disclosures.

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
We early adopted the amendments in ASU 2020-06 as of January 1, 2021 and that adoption did not have an impact on our condensed consolidated financial statements and the related disclosures.
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
The adoption of ASU 2020-01 did not have an impact on our condensed consolidated financial statements and disclosures.
ASU 2019-12 - Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12 which removes certain exceptions for (1) recognizing deferred taxes for investments, (2) performing intraperiod tax allocation, and (3) calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating income taxes to a legal entity that is not subject to income taxes. The adoption of ASU 2019-12 did not have any impact on our condensed consolidated financial statements and disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
Note 2 - "Significant Accounting Policies" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 describes accounting pronouncements that were not adopted as of December 31, 2020. Those pronouncements have not yet been adopted unless discussed above in "New Accounting Standards Adopted in 2021." In addition, the following accounting pronouncement was issued by the FASB during the three months ended June 30, 2021 and is yet to be adopted.
ASU 2021-04 - Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity - Classified Written Call Options
In May 2021, the FASB issued ASU 2021-04 which requires issuers to account for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. Under the ASU, an issuer considers the facts and circumstances of a modification or exchange and accounts for the resulting change in fair value of the written call option based on whether the transaction was done to issue equity, to issue or modify debt, or for other reasons. The guidance clarifies that to the extent applicable, issuers should first reference other GAAP to account for the effect of a modification. If other GAAP is not applicable, the guidance clarifies whether to account for the modification or exchange as either (i) an adjustment to equity, or (ii) an expense.
The ASU is to be applied prospectively and is effective for all entities for annual periods beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted, but entities need to apply the guidance as of the beginning of the fiscal year in which they early adopt it.
The adoption of ASU 2021-04 is not expected to have an impact on our condensed consolidated financial statements and disclosures.

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
The table below sets forth a summary of significant new business that we have completed between January 1, 2020 and June 30, 2021:

Transaction	Date Completed	Total Assets Assumed	Deferred Charge Asset (1)	Total Assets from Transactions	Total Liabilities Assumed	Net Fair Value Adjustment (2)	Total Liabilities from Transactions	Type of Transaction and Primary Nature of Business
Hiscox	June 3, 2021	$532,394	N/A	$532,394	$532,394	N/A	$532,394	LPT of diversified legacy insurance business, including surplus lines broker business
Coca-Cola	May 24, 2021	41,928	6,143	48,071	48,071	N/A	48,071	LPT of U.S. workers' compensation liability
AXA Group	May 3, 2021	1,395,000	91,988	1,486,988	1,486,988	N/A	1,486,988	ADC of a diversified mix of global casualty and professional lines
CNA	February 5, 2021	651,736	105,479	757,215	757,215	N/A	757,215	LPT of U.S. excess workers' compensation liabilities
Liberty Mutual (3)	January 8, 2021	363,159	25,402	388,561	388,561	N/A	388,561	LPT of U.S. energy liability, construction liability and homebuilders liability
Total 2021		$2,984,217	$229,012	$3,213,229	$3,213,229	$—	$3,213,229
Hannover Re	August 6, 2020	$182,498	N/A	$182,498	$209,713	$(27,215)	$182,498	Novation of U.S. asbestos, environmental and workers' compensation liabilities
Munich Re	July 1, 2020	100,956	N/A	100,956	100,956	N/A	100,956	Business Transfer of Australian public liability, professional liability and builders' warranty liabilities
AXA Group (3)	June 1, 2020	179,681	N/A	179,681	179,681	N/A	179,681	LPT of U.S. construction general liability
Aspen	June 1, 2020	770,000	11,746	781,746	781,746	N/A	781,746	ADC on a diversified mix of property, liability and specialty lines of business across the U.S., U.K. and Europe
Lyft	March 31, 2020	465,000	N/A	465,000	465,000	N/A	465,000	LPT of U.S. motor liabilities
Total 2020		$1,698,135	$11,746	$1,709,881	$1,737,096	$(27,215)	$1,709,881
Total		$4,682,352	$240,758	$4,923,110	$4,950,325	$(27,215)	$4,923,110
(1) Where the estimated ultimate losses payable exceed the premium consideration received at the inception of the agreement, a deferred charge asset is recorded.
(2) When the fair value option is elected for any retroactive reinsurance agreement, an initial net fair value adjustment is recorded at the inception of the agreement.
(3) We have ceded 10% of these transactions to Enhanzed Reinsurance Ltd. ("Enhanzed Re"), in which we have an investment, on the same terms and conditions as those received by us. Refer to Note 20 - "Related Party Transactions" for further details.
Refer to Note 23 - "Subsequent Events" for additional information related transactions not completed as of June 30, 2021.

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
Pursuant to the terms of the recapitalization agreement, we exchanged a portion of our indirect interest in Northshore for all of the Trident V Funds’ indirect interest in StarStone U.S., which was owned through an interest in Core Specialty Insurance Holdings, Inc. (“Core Specialty”) (the “Exchange Transaction”). Subsequent to the Exchange Transaction, the Trident V Funds no longer hold any interest in Core Specialty, and the common shares of Core Specialty received as part consideration for the sale of StarStone U.S. were distributed to Enstar and the Dowling Funds. Effective January 1, 2021, we owned 25.2% on a fully diluted basis (24.7% as of June 30, 2021) of Core Specialty, which in turn owns StarStone U.S., and 13.8% of Northshore, which continues to own Atrium and Arden. The Trident V Funds own 76.3% of Northshore, while the Dowling Funds own 0.4% of Core Specialty and 1.6% of Northshore. The Exchange Transaction had no impact on the ultimate ownership of SSHL, which continues to own StarStone International, with us, the Trident V Funds and the Dowling Funds retaining our and their ownership interests in SSHL of 59.0%, 39.3% and 1.7%, respectively.
Effective January 1, 2021, Northshore was de-consolidated and our remaining investment with a carrying value of $34.0 million as of June 30, 2021 is accounted for as a privately held equity investment and carried at its fair value. During the first quarter of 2021, we recognized a loss of $7.8 million on completion of the Exchange Transaction.
Through our wholly owned subsidiary, SGL No. 1 Limited (“SGL No. 1”), a Lloyd’s corporate member, we provided 25% of the underwriting capacity on the 2017 to 2020 underwriting years of Atrium's Syndicate 609 at Lloyd’s. Effective January 1, 2021, and in conjunction with the completion of the Exchange Transaction, SGL No.1 ceased its provision of underwriting capacity on Syndicate 609 for future underwriting years.
SGL No.1 is obligated to support underwriting capacity on Syndicate 609 through the provision of FAL, and will settle its share of the 2020 and prior underwriting years for the economic benefit of Atrium via reinsurance agreements with Arden and a Syndicate 609 Capacity Lease Agreement with Atrium 5 Limited, a UK domiciled subsidiary of Atrium.
As a result of these contractual arrangements, the net loss reserve liabilities, and the cash, investments and other assets that support those liabilities, will be settled by: i) the distribution of SGL No.1’s share of the Syndicate 609 result; ii) the settlement of the net payable or receivable position on the reinsurance agreement with Arden; and iii) the required settlement, if any, of the Syndicate 609 Capacity Lease Agreement payable, each of which will occur no earlier than December 31, 2022.

December 31, 2020
Distribution of SGL No.1 share of Syndicate 609 results	$19,115
Due to Arden under reinsurance agreement	(7,965)
Due to Atrium 5 Limited under Capacity Lease Agreement	(11,150)
Net balances with Northshore Group	—
Until these balances are settled, as at January 1, 2021, the Company recognized gross loss reserves of $254.6 million, reinsurance recoverable of $90.8 million, and $163.8 million of net assets required to support the net insurance liabilities.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Additionally, although the value of and the change in other insurance assets and liabilities are recorded gross within our Legacy Underwriting segment, there is no retention by Enstar of the net results of Atrium's 2020 and prior underwriting years as the business was contractually transferred to the Atrium entities that were divested in the Exchange Transaction. We recorded net unearned premium of $37.4 million and deferred acquisition costs of $20.3 million, included within other assets on our consolidated balance sheet, as of January 1, 2021.
Effective January 1, 2021, balances that SGL No. 1 has with Atrium and Arden are no longer eliminated in our condensed consolidated financial statements.
As of December 31, 2020, we classified the assets and liabilities of Northshore as held-for-sale, but Northshore did not qualify as a discontinued operation since the pending disposal did not represent a strategic shift that would have a major effect on our operations and financial results. The following table summarizes the components of Northshore's assets and liabilities held-for-sale on our condensed consolidated balance sheet:

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
Recapitalization of StarStone U.S. and Discontinued Operations
On November 30, 2020, we completed the sale and recapitalization of StarStone U.S. through the sale of StarStone U.S. to Core Specialty, a newly formed entity with equity backing from funds managed by SkyKnight Capital, L.P., Dragoneer Investment Group and Aquiline Capital Partners LLC. We received consideration of $282.0 million inclusive of $235.0 million of common shares of Core Specialty and cash of $47.0 million. At the closing date, the $235.0 million of common shares of Core Specialty represented a 25.2% interest in Core Specialty on a fully diluted basis (24.7% as of June 30, 2021). Our investment in Core Specialty is accounted for as an equity method investment, and we record our proportionate share of the net earnings on a quarter lag.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The StarStone U.S. business qualified as a discontinued operation. The following table summarizes the components of net loss from discontinued operations, net of income taxes, related to StarStone U.S., on the consolidated statements of earnings:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
INCOME
Net premiums earned	$65,403	$165,949
Net investment income	3,699	7,414
Net realized and unrealized gains	6,262	847
Other income	24	25
	75,388	174,235
EXPENSES
Net incurred losses and loss adjustment expenses	48,115	112,709
Acquisition costs	12,251	32,794
General and administrative expenses	15,645	30,729
Interest expense	591	1,180
Net foreign exchange gains	(11)	(2)
	76,591	177,410
LOSS BEFORE INCOME TAXES	(1,203)	(3,175)
Income tax benefit (expense)	51	(46)
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	(1,152)	(3,221)
Net loss from discontinued operations attributable to noncontrolling interest	473	1,321
NET LOSS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(679)	$(1,900)
Continuing Involvement Disclosures
Following the completion of the sale of StarStone U.S. to Core Specialty on November 30, 2020, our continuing involvement with StarStone U.S. comprised of the following transactions:
LPT and ADC reinsurance agreement
In connection with the sale of StarStone U.S. to Core Specialty, one of our insurance subsidiaries entered into a loss portfolio transfer (“LPT”) and adverse development cover (“ADC”) reinsurance agreement with StarStone U.S. pursuant to which we reinsured all of the net loss reserves of StarStone U.S. in respect of premium earned prior to October 31, 2020. Under the terms of the LPT and ADC reinsurance agreement, we assumed total net loss reserves of $462.4 million from StarStone U.S. in exchange for a total reinsurance premium consideration of $478.2 million, subject to an aggregate limit of $130.0 million above the assumed total net loss reserves. Our subsidiary's obligations to StarStone U.S. under the LPT and ADC reinsurance agreement are guaranteed by us. The LPT and ADC reinsurance agreement between us and StarStone U.S. shall continue in force until such time as our liability with respect to the assumed total net loss reserves terminates.
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

	Three Months Ended June 30,		Six Months Ended June 30, 2021
	2021	2020	2021	2020
Total income(1)	$(1,959)	$3,650	$(387)	$7,363
Total expenses (income)(1)	3,468	(7,239)	1,068	(14,899)
Net earnings (loss)	$(5,427)	$10,889	$(1,455)	$22,262
(1) For the three and six months ended June 30, 2021 and 2020, negative total income was driven by a premium adjustment and negative total expenses were driven by favorable loss development on the losses and LAE reserves ceded by StarStone U.S. to our subsidiaries.
Cash flows
The cash inflows (outflows) between our subsidiaries and StarStone U.S. for the six months ended June 30, 2021 and 2020 were $7.6 million and ($9.8 million), respectively.
Equity method investment
We have applied the equity method of accounting to the common shares we acquired in Core Specialty as part-consideration for the sale of StarStone U.S. and which made up 25.2% of the total outstanding common shares in Core Specialty on a fully diluted basis as of November 30, 2020 when we completed the sale and recapitalization of StarStone U.S. (24.7% as of June 30, 2021). Our investment in the common shares of Core Specialty, which is included in equity method investments on our condensed consolidated balance sheet, was $224.3 million as of June 30, 2021 (December 31, 2020: $235.0 million). Following the completion of the Exchange Transaction on January 1, 2021 as described above, common shares in Core Specialty with a carrying value of $4.0 million were distributed to redeemable noncontrolling interests as discussed in Note 15 - "Noncontrolling Interests." During the three and six months ended June 30, 2021 our share of net loss on our investment in Core Specialty, which is included within earnings from equity method investments in our condensed consolidated statement of earnings, was $3.7 million and $6.7 million, respectively.
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
We continue to evaluate additional strategic options for StarStone International's operations and business. Consequently, such options could have the effect of mitigating costs associated with placing the business into run-off. The remaining StarStone International operations will continue to serve the needs of policyholders and ensure that the companies continue to meet all regulatory requirements. The results of StarStone International are included within continuing operations in the Run-off segment. Recent developments relating to StarStone International include:
•On March 15, 2021, we sold StarStone Underwriting Limited ("SUL"), the Lloyd's managing agency, together with the right to operate Lloyd's Syndicate 1301, to Inigo Limited ("Inigo"). As of December 31, 2020, we had a 59.0% interest in SUL and the Trident V Funds and the Dowling Funds owned 39.3% and 1.7%, respectively. Upon closing, Enstar, the Trident V Funds and the Dowling Funds received consideration of $30.0 million in the form of Inigo shares and $0.6 million in cash. Following the completion

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the sale of SUL to Inigo on March 15, 2021, we recognized a gain on the sale of $23.1 million in the first quarter of 2021. In addition, Enstar and the Trident V Funds have committed to invest up to $27.0 million and $18.0 million, respectively, into Inigo. As of June 30, 2021, Enstar had funded $16.9 million of its capital commitment to Inigo, with $10.1 million yet to be called by Inigo. As of June 30, 2021, our investment in Inigo was $34.6 million (December 31, 2020: $16.9 million) representing 6.5% of the total outstanding ordinary shares of Inigo and was accounted for as a privately held equity investment and carried at fair value. In conjunction with the transaction, Enstar, the Trident V Funds and the Dowling Funds will retain the economics of Syndicate 1301’s 2020 and prior years’ underwriting portfolios as this business runs off.
•On February 11, 2021, we sold Arena N.V., a Belgium-based specialist accident and health managing general agent for consideration of $1.0 million. We recognized a loss on the sale of $0.3 million during the first quarter of 2021.
The following table provides a summary of the net gain on sales of subsidiaries included in the condensed consolidated statement of earnings:

Six Months Ended
June 30,
2021
Atrium	(7,844)
SUL	23,067
Arena	(329)
Net gain on sales of subsidiaries	14,894
4. INVESTMENTS
We hold: (i) trading portfolios of short-term and fixed maturity investments and equities, carried at fair value; (ii) AFS portfolios of short-term and fixed maturity investments, carried at fair value; (iii) other investments, carried at fair value; (iv) equity method investments; and (v) funds held - directly managed.
Effective April 1, 2021, the InRe Fund was consolidated by us. As a result, the carrying amounts of the assets and liabilities of the InRe Fund are presented separately in “variable interest entity assets of the InRe Fund” and “variable interest entity liabilities of the InRe Fund” within the consolidated balance sheet as of June 30, 2021. Refer to Note 11 - "Variable Interest Entities" for additional information.

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
The fair values of the underlying asset categories comprising our short-term and fixed maturity investments classified as trading and AFS and the fixed maturity investments included within our funds held - directly managed balance were as follows:

	June 30, 2021
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Fixed maturities, funds held - directly managed	Total
U.S. government and agency	$15,683	$88,177	$109,398	$450,424	$125,757	$789,439
U.K. government	—	—	30,110	11,586	—	41,696
Other government	4,105	—	334,134	125,647	16,393	480,279
Corporate	—	22,296	2,884,794	3,225,992	519,916	6,652,998
Municipal	—	—	86,860	105,550	52,049	244,459
Residential mortgage-backed	—	—	130,711	397,707	43,821	572,239
Commercial mortgage-backed	—	—	296,776	483,990	206,488	987,254
Asset-backed	—	—	215,619	665,142	54,832	935,593
Total fixed maturity and short-term investments	$19,788	$110,473	$4,088,402	$5,466,038	$1,019,256	$10,703,957

	December 31, 2020
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Fixed maturities, funds held - directly managed	Total
U.S. government and agency	$—	$243,556	$123,874	$474,442	$109,176	$951,048
U.K. government	—	—	37,508	13,574	—	51,082
Other government	3,424	3,213	327,437	146,914	21,165	502,153
Corporate	1,705	17,026	3,227,726	1,920,323	519,952	5,686,732
Municipal	—	—	79,959	30,032	52,678	162,669
Residential mortgage-backed	—	—	154,471	328,871	70,603	553,945
Commercial mortgage-backed	—	—	347,225	276,488	230,377	854,090
Asset-backed	—	—	296,692	204,456	56,312	557,460
Total fixed maturity and short-term investments	$5,129	$263,795	$4,594,892	$3,395,100	$1,060,263	$9,319,179
Included within residential and commercial mortgage-backed securities as of June 30, 2021 were securities issued by U.S. governmental agencies with a fair value of $420.9 million (December 31, 2020: $458.1 million). There were no senior secured loans included within corporate securities as of June 30, 2021 and December 31, 2020.

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

As of June 30, 2021	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$527,076	$532,927	5.0%
More than one year through two years	936,548	953,402	8.9%
More than two years through five years	2,405,532	2,479,482	23.3%
More than five years through ten years	2,355,524	2,455,554	22.9%
More than ten years	1,664,804	1,787,506	16.7%
Residential mortgage-backed	569,169	572,239	5.3%
Commercial mortgage-backed	966,496	987,254	9.2%
Asset-backed	939,474	935,593	8.7%
	$10,364,623	$10,703,957	100.0%
Credit Ratings
The following table sets forth the credit ratings of our short-term and fixed maturity investments classified as trading and AFS and the fixed maturity investments included within our funds held - directly managed balance as of June 30, 2021:

	Amortized Cost	Fair Value	% of Total	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated

U.S. government and agency	$784,054	$789,439	7.4%	$788,822	$381	$—	$236	$—	$—
U.K. government	40,011	41,696	0.4%	—	34,379	7,317	—	—	—
Other government	460,069	480,279	4.5%	213,984	168,864	46,640	45,889	4,902	—
Corporate	6,378,115	6,652,998	62.2%	166,647	663,162	2,964,842	2,550,601	291,394	16,352
Municipal	227,235	244,459	2.3%	11,820	129,533	82,076	20,937	—	93
Residential mortgage-backed	569,169	572,239	5.3%	557,182	2,423	2,201	8,920	1,413	100
Commercial mortgage-backed	966,496	987,254	9.2%	705,402	116,062	85,728	71,649	3,831	4,582
Asset-backed	939,474	935,593	8.7%	348,411	279,778	199,722	82,737	21,781	3,164
Total	$10,364,623	$10,703,957	100.0%	$2,792,268	$1,394,582	$3,388,526	$2,780,969	$323,321	$24,291
% of total fair value				26.1%	13.0%	31.7%	26.0%	3.0%	0.2%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unrealized Gains and Losses on AFS Short-term and Fixed Maturity Investments
The amortized cost, unrealized gains and losses, allowance for credit losses and fair values of our short-term and fixed maturity investments classified as AFS were as follows:

			Gross Unrealized Losses
As of June 30, 2021	Amortized Cost	Gross Unrealized Gains	Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
U.S. government and agency	$539,883	$1,754	$(3,036)	$—	$538,601
U.K. government	11,357	289	(60)	—	11,586
Other government	122,336	3,882	(530)	(41)	125,647
Corporate	3,231,801	39,415	(15,757)	(7,171)	3,248,288
Municipal	103,993	1,823	(266)	—	105,550
Residential mortgage-backed	398,564	1,666	(2,506)	(17)	397,707
Commercial mortgage-backed	481,909	5,277	(3,039)	(157)	483,990
Asset-backed	664,262	1,230	(350)	—	665,142
	$5,554,105	$55,336	$(25,544)	$(7,386)	$5,576,511

			Gross Unrealized Losses
As of December 31, 2020	Amortized Cost	Gross Unrealized Gains	Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
U.S. government and agency	$715,527	$3,305	$(834)	$—	$717,998
U.K. government	12,494	1,080	—	—	13,574
Other government	142,459	7,721	(53)	—	150,127
Corporate	1,873,184	65,913	(1,567)	(181)	1,937,349
Municipal	28,881	1,155	(4)	—	30,032
Residential mortgage-backed	326,268	3,292	(689)	—	328,871
Commercial mortgage-backed	273,516	5,202	(2,097)	(133)	276,488
Asset-backed	204,312	846	(694)	(8)	204,456
	$3,576,641	$88,514	$(5,938)	$(322)	$3,658,895

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Gross Unrealized Losses on AFS Short-term and Fixed Maturity Investments
The following tables summarizes our short-term and fixed maturity investments classified as AFS that were in a gross unrealized loss position, for which an allowance for credit losses has not been recorded:

	12 Months or Greater		Less Than 12 Months		Total
As of June 30, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency	$—	$—	$413,863	$(3,036)	$413,863	$(3,036)
U.K. government	—	—	4,175	(60)	4,175	(60)
Other government	—	—	26,701	(257)	26,701	(257)
Corporate	2,016	(49)	1,174,039	(6,928)	1,176,055	(6,977)
Municipal	—	—	26,310	(266)	26,310	(266)
Residential mortgage-backed	2,372	(2)	256,022	(2,340)	258,394	(2,342)
Commercial mortgage-backed	2,885	(65)	265,257	(2,843)	268,142	(2,908)
Asset-backed	—	—	433,875	(350)	433,875	(350)
Total short-term and fixed maturity investments	$7,273	$(116)	$2,600,242	$(16,080)	$2,607,515	$(16,196)

	12 Months or Greater		Less Than 12 Months		Total
As of December 31, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency	$—	$—	$55,839	$(834)	$55,839	$(834)
Other government	—	—	7,971	(53)	7,971	(53)
Corporate	—	—	199,048	(1,224)	199,048	(1,224)
Municipal	—	—	1,690	(4)	1,690	(4)
Residential mortgage-backed	4,626	(125)	79,149	(564)	83,775	(689)
Commercial mortgage-backed	38	(38)	67,094	(1,562)	67,132	(1,600)
Asset-backed	—	—	116,827	(564)	116,827	(564)
Total short-term and fixed maturity investments	$4,664	$(163)	$527,618	$(4,805)	$532,282	$(4,968)
As of June 30, 2021 and December 31, 2020, the number of securities classified as AFS in an unrealized loss position for which an allowance for credit loss is not recorded was 1,503 and 407, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 13 and 2, respectively.
The contractual terms for the majority of these investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the security. While interest rates have increased, and in certain cases credit ratings were downgraded, we currently do not expect the issuers of these fixed income securities to settle at a price less than their amortized cost basis and therefore it is expected that we will recover the entire amortized cost basis of each security. Furthermore, we do not intend to sell the securities that are currently in an unrealized loss position, and it is also not more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis.
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
The methodology and inputs used to determine the credit losses by security type are as follows:
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
•Asset-backed, Commercial and Residential mortgage-backed: Expected cash flows are derived that are specific to each security. The PD and LGD for each security is based on a quantitative model that generates scenario conditioned PD and LGD term structures based on the underlying collateral type, waterfall and other trustee information. This model also considers prepayments. For these security types, there is no explicit reversion and the forecasts are deemed reasonable and supportable over the life of the portfolio.
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
The following tables provide a reconciliation of the beginning and ending allowance for credit losses on our AFS debt securities:

	Three Months Ended June 30, 2021
	Other government	Corporate	Residential mortgage-backed	Commercial mortgage backed	Asset-backed	Total
Allowance for credit losses, beginning of period	$(68)	$(12,206)	$—	$(264)	$—	$(12,538)
Allowances for credit losses on securities for which credit losses were not previously recorded	—	(455)	(17)	(5)	(39)	(516)
Reductions for securities sold during the period	1	61	—	—	—	62
Decrease to the allowance for credit losses on securities that had an allowance recorded in the previous period	26	5,429	—	112	39	5,606
Allowance for credit losses, end of period	$(41)	$(7,171)	$(17)	$(157)	$—	$(7,386)

	Three Months Ended June 30, 2020
	Other government	Corporate	Commercial mortgage backed	Asset-backed	Total
Allowance for credit losses, beginning of period	$—	$(14,323)	$(1)	$—	$(14,324)
Allowances for credit losses on securities for which credit losses were not previously recorded	—	(149)	(493)	(89)	(731)
Reductions for securities sold during the period	—	1,388	—	—	1,388
Decrease to the allowance for credit losses on securities that had an allowance recorded in the previous period	—	9,994	—	—	9,994
Allowance for credit losses, end of period	$—	$(3,090)	$(494)	$(89)	$(3,673)

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2021
	Other government	Corporate	Residential mortgage-backed	Commercial mortgage backed	Asset-backed	Total
Allowance for credit losses, beginning of period	$—	$(181)	$—	$(133)	$(8)	$(322)
Allowances for credit losses on securities for which credit losses were not previously recorded	(68)	(12,577)	(17)	(237)	(39)	(12,938)
Reductions for securities sold during the period	1	72	—	—	—	73
Decrease to the allowance for credit losses on securities that had an allowance recorded in the previous period	26	5,515	—	213	47	5,801
Allowance for credit losses, end of period	$(41)	$(7,171)	$(17)	$(157)	$—	$(7,386)

	Six Months Ended June 30, 2020
	Other government	Corporate	Commercial mortgage backed	Asset-backed	Total
Allowance for credit losses, beginning of period	$—	$—	$—	$—	$—
Cumulative effect of change in accounting principle	(22)	(2,987)	(50)	—	(3,059)
Allowances for credit losses on securities for which credit losses were not previously recorded	—	(1,876)	(444)	(89)	(2,409)
Reductions for securities sold during the period	—	1,773	—	—	1,773
Reductions in the allowance for credit losses on securities we either intend to sell or more likely than not, we will be required to sell before the recovery of their amortized cost basis	22	—	—	—	22
Allowance for credit losses, end of period	$—	$(3,090)	$(494)	$(89)	$(3,673)
During the three and six months ended June 30, 2021 and 2020 we did not have any write-offs charged against the allowance for credit losses or any recoveries of amounts previously written-off.
Equity Investments
The following table summarizes our equity investments classified as trading:

	June 30, 2021	December 31, 2020
Publicly traded equity investments in common and preferred stocks	$304,701	$260,767
Exchange-traded funds	504,793	311,287
Privately held equity investments in common and preferred stocks	348,725	274,741
	$1,158,219	$846,795
Equity investments include publicly traded common and preferred stocks, exchange-traded funds and privately held common and preferred stocks. Our publicly traded equity investments in common and preferred stocks predominantly trade on major exchanges. Our investments in exchange-traded funds also trade on major exchanges.
Our privately held equity investments in common and preferred stocks are direct investments in companies that we believe offer attractive risk adjusted returns and/or offer other strategic advantages. Each investment may have its own unique terms and conditions and there may be restrictions on disposals. There is no active market for these investments. Refer to Note 20 - "Related Party Transactions" for further information on certain privately held equity investments.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Investments, at fair value
The following table summarizes our other investments carried at fair value:

	June 30, 2021	December 31, 2020
Hedge funds (1)	$73,130	$2,638,339
Fixed income funds	603,889	552,541
Equity funds	5,617	190,767
Private equity funds	536,368	363,103
CLO equities	145,103	128,083
CLO equity funds	190,158	166,523
Private credit funds	242,359	192,319
Others	17,969	12,359
	$1,814,593	$4,244,034
(1) Effective April 1, 2021, the InRe Fund was consolidated by us. As a result, the carrying amounts of the assets and liabilities of the InRe Fund are presented separately in “variable interest entity assets of the InRe Fund” and “variable interest entity liabilities of the InRe Fund” within the condensed consolidated balance sheet as of June 30, 2021. Refer to Note 11 - "Variable Interest Entities" for additional information. As of December 31, 2020, our investment in the InRe Fund was $2.4 billion.
The valuation of our other investments is described in Note 10 - "Fair Value Measurements." Due to a lag in the valuations of certain funds reported by the managers, we may record changes in valuation with up to a three-month lag. We regularly review and discuss fund performance with the fund managers to corroborate the reasonableness of the reported net asset values and to assess whether any events have occurred within the lag period that would affect the valuation of the investments. The following is a description of the nature of each of these investment categories:
•Hedge funds invest in fixed income, equity and other investments. As noted above the InRe hedge fund was consolidated effective April 1, 2021.
•Fixed income funds comprise a number of positions in diversified fixed income funds that are managed by third-party managers. Underlying investments vary from high-grade corporate bonds to non-investment grade senior secured loans and bonds, in both liquid and illiquid markets. The liquid fixed income funds have regularly published prices.
•Equity funds invest primarily in European public equities.
•Private equity funds include primary, secondary, and direct co-investment opportunities.
•CLO equities comprise investments in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans.
•CLO equity funds invest primarily in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans.
•Private credit funds invest primarily in direct senior or collateralized loans.
•Others primarily comprise of real estate funds that invests primarily in commercial real estate equity.
As of June 30, 2021, we had unfunded commitments of $1.4 billion to other investments.
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below details the estimated date by which proceeds would be received if we had provided notice of our intent to redeem or initiated a sales process as of June 30, 2021:

	Less than 1 Year	1-2 years	2-3 years	More than 3 years	Not Eligible/ Restricted	Total	Redemption Frequency
Hedge funds	$73,130	$—	$—	$—	$—	$73,130	Monthly to Bi-annually
Fixed income funds	568,474	—	—	—	35,415	603,889	Daily to Quarterly
Equity funds	5,617	—	—	—	—	5,617	Daily
Private equity funds	—	50,950	—	—	485,418	536,368	Quarterly
CLO equities	145,103	—	—	—	—	145,103	Daily to Quarterly
CLO equity funds	172,776	11,260	5,757	—	365	190,158	Quarterly to Bi-annually
Private credit funds	—	—	—	—	242,359	242,359	N/A
Other	—	—	—	—	17,969	17,969	N/A
	$965,100	$62,210	$5,757	$—	$781,526	$1,814,593
As of December 31, 2020, we had $48.2 million of hedge funds subject to gates or side-pockets.
Equity Method Investments
The table below shows our equity method investments:

	June 30, 2021		December 31, 2020
	Ownership %	Carrying Value	Ownership %	Carrying Value
Enhanzed Re	47.4%	$433,993	47.4%	$330,289
Citco(1)	31.9%	54,069	31.9%	53,022
Monument Re (2)	20.0%	204,322	20.0%	193,716
Core Specialty	24.7%	224,270	25.2%	235,000
Other	~27%	19,776	~27%	20,268
		$936,430		$832,295
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
Refer to Note 20 - "Related Party Transactions" for further information regarding the investments above. As of June 30, 2021, we had unfunded commitments of $68.7 million related to Enhanzed Re.
Refer to Note 23 - "Subsequent Events" for additional information related to transactions with Enhanzed Re and Monument Re subsequent to June 30, 2021.
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
Funds Held - Directly Managed
Funds held - directly managed, where we receive the underlying return on the investment portfolio, are carried at fair value, either because we elected the fair value option at the inception of the reinsurance contract, or because it represents the aggregate of funds held at amortized cost and the fair value of an embedded derivative. The

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
embedded derivative relates to our contractual right to receive the return on the underlying investment portfolio supporting the reinsurance contract. We include the estimated fair value of these embedded derivatives in the condensed consolidated balance sheets with the host contract in order to reflect the expected settlement of these features with the host contract. The change in the fair value of the embedded derivative is included in net unrealized gains (losses). The following table summarizes the components of the funds held - directly managed:

	June 30, 2021	December 31, 2020
Short-term and fixed maturity investments, trading	$1,019,256	$1,060,263
Cash and cash equivalents	3,895	9,067
Other assets	5,352	5,560
	$1,028,503	$1,074,890
The following table summarizes the fixed maturity investment components of funds held - directly managed:

	June 30, 2021			December 31, 2020
	Funds held - Directly Managed - Fair Value Option	Funds held - Directly Managed - Variable Return	Total	Funds held - Directly Managed - Fair Value Option	Funds held - Directly Managed - Variable Return	Total
Short-term and fixed maturity investments, at amortized cost	$108,654	$843,482	$952,136	$106,938	$859,403	$966,341
Net unrealized gains:
Change in fair value - fair value option accounting	7,212	—	7,212	9,693	—	9,693
Change in fair value - embedded derivative accounting	—	59,908	59,908	—	84,229	84,229
Short-term fixed maturity investments within funds held - directly managed, at fair value	$115,866	$903,390	$1,019,256	$116,631	$943,632	$1,060,263
Refer to the sections above for details of the short-term and fixed maturity investments within our funds held - directly managed portfolios.
Funds Held by Reinsured Companies
Funds held by reinsured companies, where we received a fixed crediting rate, are carried at cost on our condensed consolidated balance sheets. As of June 30, 2021 and December 31, 2020, we had funds held by reinsured companies of $2.2 billion and $635.8 million, respectively. The increase from December 31, 2020 was primarily driven by the transactions with AXA Group and Hiscox as described in Note 2 - "Significant New Business."

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net Investment Income
Major categories of net investment income are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Fixed maturity investments	$46,996	$52,837	$92,477	$106,279
Short-term investments and cash and cash equivalents	(188)	752	(182)	3,377
Funds held by reinsured companies	32,420	24,099	32,008	24,369
Funds held - directly managed	6,894	10,685	13,931	19,501
Investment income from fixed maturities and cash and cash equivalents	86,122	88,373	138,234	153,526
Equity investments	4,632	3,762	8,930	9,725
Other investments	8,831	5,291	18,125	13,384
Investment income from equities and other investments	13,463	9,053	27,055	23,109
Gross investment income	99,585	97,426	165,289	176,635
Investment expenses	(3,267)	(2,983)	(6,882)	(7,478)
Net investment expenses of the InRe Fund (1)	(20,171)	—	(20,171)	—
Net investment income	$76,147	$94,443	$138,236	$169,157
(1) Effective April 1, 2021, the InRe Fund was consolidated by us. Refer to Note 11 - "Variable Interest Entities" for additional information. Prior to this, all income or loss from the InRe Fund was determined by the change in net asset value (NAV) of our holdings in the fund, which was included within net realized and unrealized gains (losses) from other investments.
Net Realized and Unrealized Gains (Losses)
Components of net realized and unrealized gains (losses) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net realized gains (losses) on sales:
Gross realized gains on fixed maturity securities, AFS	$3,494	$8,577	$8,265	$10,124
Gross realized losses on fixed maturity securities, AFS	(2,864)	(4,567)	(6,766)	(6,593)
Decrease (increase) in allowance for expected credit losses on fixed maturity securities, AFS	5,090	9,002	(7,137)	(2,637)
Net realized gains on fixed maturity securities, trading	11,275	41,556	29,039	57,380
Net realized gains on funds held - directly managed	728	1,741	1,252	2,253
Net realized gains on equity investments	1,033	1,886	63	879
Net realized investment losses on investment derivatives	(259)	—	(80)	—
Net realized gains of the InRe Fund (1)	321,705	—	321,705	—
Total net realized gains on sales	$340,202	$58,195	$346,341	$61,406
Net unrealized gains (losses):
Fixed maturity securities, trading	$40,011	$300,948	$(128,912)	$44,471
Fixed maturity securities in funds held - directly managed	17,530	60,107	(26,660)	34,805
Equity investments	52,003	39,333	81,964	(52,619)
Other Investments (1)	60,500	143,971	139,983	(69,712)
Investment derivatives	(51)	—	84	—
Net unrealized gains (losses) of the InRe Fund (1)	(104,975)	365,054	(28,368)	320,196
Total net unrealized gains	$65,018	$909,413	$38,091	$277,141
Net realized and unrealized gains	$405,220	$967,608	$384,432	$338,547

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(1) Effective April 1, 2021, the InRe Fund was consolidated by us. Prior to this, all income or loss from the InRe Fund was determined by the change in net asset value (NAV) of our holdings in the fund, which was included within net realized and unrealized gains (losses) from other investments. Prior period amounts have been reclassified to net unrealized gains (losses) of the InRe Fund to conform to current period presentation.
The gross realized gains and losses on AFS investments for the three months ended June 30, 2021 and 2020 included in the table above resulted from sales of $504.3 million and $678.5 million, respectively. The gross realized gains and losses on AFS investments for the six months ended June 30, 2021 and 2020 included in the table above resulted from sales of $1.2 billion and $1.0 billion, respectively.
Reconciliation to the Consolidated Statements of Comprehensive Income
The following table provides a reconciliation of the gross realized gains and losses and credit recoveries (losses) on our AFS fixed maturity debt securities that arose during the three and six months ended June 30, 2021 within our continuing and discontinued operations and the offsetting reclassification adjustments included within our consolidated statements of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Included within continuing operations:
Gross realized gains on fixed maturity securities, AFS	$3,494	$8,577	$8,265	$10,124
Gross realized losses on fixed maturity securities, AFS	(2,864)	(4,567)	(6,766)	(6,593)
Tax effect	(101)	—	(376)	—
Included within discontinued operations:
Gross realized gains on fixed maturity securities, AFS	—	269	—	536
Gross realized losses on fixed maturity securities, AFS	—	(57)	—	(57)
Total reclassification adjustment	$529	$4,222	$1,123	$4,010
Included within continuing operations:
Credit losses on fixed maturity securities, AFS	$5,090	$9,002	$(7,137)	$(2,637)
Tax effect	4	—	206	—
Included within discontinued operations:
Credit losses on fixed maturity securities, AFS	—	1,760	—	187
Total reclassification adjustment	$5,094	$10,762	$(6,931)	$(2,450)
Restricted Assets
We utilize trust accounts to collateralize business with our (re)insurance counterparties. We are also required to maintain investments and cash and cash equivalents on deposit with regulatory authorities and Lloyd's to support our (re)insurance operations. The investments and cash and cash equivalents on deposit are available to settle (re)insurance liabilities. Collateral generally takes the form of assets held in trust, letters of credit or funds held. The assets used as collateral are primarily highly rated fixed maturity securities. The carrying value of our restricted assets, including restricted cash of $356.9 million and $472.0 million, as of June 30, 2021 and December 31, 2020, respectively, was as follows:

	June 30, 2021	December 31, 2020
Collateral in trust for third party agreements	$5,529,480	$4,924,866
Assets on deposit with regulatory authorities	230,361	131,283
Collateral for secured letter of credit facilities	98,561	104,627
Funds at Lloyd's (1)	491,171	260,914
	$6,349,573	$5,421,690
(1) Our businesses include two (December 31, 2020: three) Lloyd's syndicates. Lloyd's determines the required capital principally through the annual business plan of each syndicate. This capital is referred to as "Funds at Lloyd's" and will be drawn upon in the event that a syndicate has a loss that cannot be funded from other sources. We also utilize unsecured letters of credit for a significant portion of our Funds at Lloyd's, as described in Note 14 - "Debt Obligations and Credit Facilities."

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. DERIVATIVES AND HEDGING INSTRUMENTS
Foreign Currency Hedging of Net Investments in Foreign Operations
We use foreign currency forward exchange rate contracts in qualifying hedging relationships to hedge the foreign currency exchange rate risk associated with certain of our net investments in foreign operations. As of June 30, 2021 and December 31, 2020, we had foreign currency forward exchange rate contracts in place which we had designated as hedges of our net investments in foreign operations.
The following table presents the gross notional amounts and estimated fair values recorded within other assets and liabilities related to our qualifying foreign currency forward exchange rate contracts:

	June 30, 2021			December 31, 2020
	Gross Notional Amount	Fair Value		Gross Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
Foreign currency forward - AUD	$64,543	$2,165	$—	$73,852	$13	$5,060
Foreign currency forward - EUR	250,592	7,626	—	217,168	205	8,889
Foreign currency forward - GBP	306,376	7,792	2	312,671	951	14,998
Total qualifying hedges	$621,511	$17,583	$2	$603,691	$1,169	$28,947
The following table presents the net gains and losses deferred in the cumulative translation adjustment ("CTA") account, which is a component of AOCI, in shareholders' equity, relating to our foreign currency forward exchange rate contracts:

	Amount of Gains (Losses) Deferred in AOCI
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Foreign currency forward - AUD	$999	$(7,435)	$1,535	$1,036
Foreign currency forward - EUR	(1,552)	(3,111)	7,782	(476)
Foreign currency forward - GBP	(502)	505	(3,690)	21,317
Net gains (losses) on qualifying derivative hedges	$(1,055)	$(10,041)	$5,627	$21,877
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
Foreign Currency Forward Contracts
The following table presents the gross notional amounts and estimated fair values recorded within other assets and other liabilities related to our non-qualifying foreign currency forward exchange rate hedging relationships:

	June 30, 2021			December 31, 2020
	Gross Notional Amount	Fair Value		Gross Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
Foreign currency forward - AUD	$27,436	$2,092	$831	$28,848	$882	$2,847
Foreign currency forward - CAD	47,228	1,467	48	64,224	10	1,764
Foreign currency forward - EUR	80,569	—	2,064	43,531	1,782	41
Foreign currency forward - GBP	62,103	938	59	2,731	161	404
Total non-qualifying hedges	$217,336	$4,497	$3,002	$139,334	$2,835	$5,056

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents the amounts of the net gains and losses included in earnings related to our non-qualifying foreign currency forward exchange rate contracts:

	Gains (losses) on non-qualifying-hedges charged to net earnings
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Foreign currency forward - AUD	$494	$(2,978)	$1,333	$(445)
Foreign currency forward - CAD	(480)	(2,225)	(1,289)	2,771
Foreign currency forward - EUR	274	(224)	(2,051)	952
Foreign currency forward - GBP	338	924	718	$1,500
Net gains (losses) on non-qualifying hedges	$626	$(4,503)	$(1,289)	$4,778
Investments in Call Options on Equities
During the three and six months ended June 30, 2020, we recorded unrealized losses of $0 and less than $0.1 million, respectively, in net earnings, on call options on equities which we purchased in 2018 at a cost of $10.0 million and which expired without being exercised during the six months ended June 30, 2020.
Forward Interest Rate Swaps
In 2019, we entered into a forward interest rate swap, with a notional amount of AUD$120.0 million, to partially mitigate the risk associated with declining interest rates prior to the completion of our business transfer transaction with Munich Reinsurance Company which closed on July 1, 2020. We recorded unrealized gains in net earnings of less than $0.1 million and $0.8 million on the instrument for the three and six months ended June 30, 2020. This forward interest rate swap was terminated on April 7, 2020, for an inception-to-date net realized gain of $0.5 million.
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
The following tables present the gross notional amounts and estimated fair values recorded within other assets and other liabilities related to our credit default swaps, government bond futures contracts and currency forward contracts:

	June 30, 2021			December 31, 2020
	Gross Notional Amount	Fair Value		Gross Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
Futures contracts - long positions	$14,699	$56	$7	$34,502	$32	$5
Futures contracts - short positions	(14,225)	1	54	(32,316)	6	121
Currency forward contracts - long positions - USD	394	10	—	1,428	—	13
Currency forward contracts - short positions - USD	(432)	—	12	(3,233)	60	—
Currency forward contracts - long positions - GBP	7,432	7	—	1,278	19	—
Currency forward contracts - short positions - GBP	(13,811)	—	54	(4,418)	12	—
Total	$(5,943)	$74	$127	$(2,759)	$129	$139
The following table presents the amounts of the net gains (losses) included in earnings related to our credit default swaps, government bond futures contracts and currency forward contracts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Credit default swaps	$(77)	—	$(77)	—
Futures contracts	(230)	(37)	83	(37)
Currency forward contracts	(631)	166	(1,351)	166
Total net losses	$(938)	129	$(1,345)	129

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. REINSURANCE BALANCES RECOVERABLE ON PAID AND UNPAID LOSSES
The following tables provide the total reinsurance balances recoverable on paid and unpaid losses:

	June 30, 2021
	Run-off (1)	Legacy Underwriting (1)	Corporate & Other	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$1,179,211	$25,872	$—	$1,205,083
IBNR	563,115	49,444	—	612,559
ULAE	16,901	954	—	17,855
Fair value adjustments - acquired companies	—	—	(14,165)	(14,165)
Fair value adjustments - fair value option	—	—	(33,607)	(33,607)
Total reinsurance reserves recoverable	1,759,227	76,270	(47,772)	1,787,725
Paid losses recoverable	188,602	400	—	189,002
Total	$1,947,829	$76,670	$(47,772)	$1,976,727

Reconciliation to Condensed Consolidated Balance Sheet:
Reinsurance balances recoverable on paid and unpaid losses	$1,421,879	$76,670	$(14,165)	$1,484,384
Reinsurance balances recoverable on paid and unpaid losses - fair value option	525,950	—	(33,607)	492,343
Total	$1,947,829	$76,670	$(47,772)	$1,976,727
(1) Effective January 1, 2021, the net loss reserves of StarStone International were transferred from the Legacy Underwriting segment to the Run-off segment. Refer to Note 22 - "Segment Information" for further details.

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

Reconciliation to Condensed Consolidated Balance Sheet:
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
As of June 30, 2021 and December 31, 2020, we had reinsurance balances recoverable on paid and unpaid losses of $2.0 billion and $2.1 billion, respectively. The decrease of $112.4 million was primarily due to cash collections, partially offset by assumed ceded assets relating to CNA, Syndicate 609 and the Liberty Mutual retrocession to Enhanzed Re as discussed in Note 2 - "Significant New Business" and Note 3 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations."
Top Ten Reinsurers

	June 30, 2021
	Run-off	Legacy Underwriting	Corporate & Other	Total	% of Total
Top 10 reinsurers	$1,305,706	$20,978	$—	$1,326,684	67.1%
Other reinsurers > $1 million	619,145	55,083	(47,772)	626,456	31.7%
Other reinsurers < $1 million	22,978	609	—	23,587	1.2%
Total	$1,947,829	$76,670	$(47,772)	$1,976,727	100.0%

	December 31, 2020
	Run-off	Legacy Underwriting	Corporate & Other	Total	% of Total
Top 10 reinsurers	$1,036,676	$327,917	$—	$1,364,593	65.3%
Other reinsurers > $1 million	574,869	159,513	(36,780)	697,602	33.4%
Other reinsurers < $1 million	23,765	3,203	—	26,968	1.3%
Total	$1,635,310	$490,633	$(36,780)	$2,089,163	100.0%

	June 30, 2021	December 31, 2020
Information regarding top ten reinsurers:
Number of top 10 reinsurers rated A- or better	7	7
Number of top 10 non-rated reinsurers (1)	3	3

Reinsurers rated A- or better in top 10	$803,312	$863,819
Non-rated reinsurers in top 10 (1)	523,372	500,774
Total top 10 reinsurance recoverables	$1,326,684	$1,364,593

Single reinsurers that represent 10% or more of total reinsurance balance recoverables as of June 30, 2021 and December 31, 2020:

Lloyd's Syndicates (2)	$327,940	$331,118
Michigan Catastrophic Claims Association(3)	$227,279	$229,374
Enhanzed Re(4)	$226,003	$—
(1) The reinsurance balances recoverable from the three non-rated top 10 reinsurers was comprised of:
•$227.3 million and $229.4 million as of June 30, 2021 and December 31, 2020 respectively, due from Michigan Catastrophic Claims Association;
•$70.1 million and $73.8 million as of June 30, 2021 and December 31, 2020 respectively, due from a reinsurer who has provided us with security in the form of pledged assets in trust for the full amount of the recoverable balance; and
•$226.0 million and $208.4 million as of June 30, 2021 and December 31, 2020 respectively, due from Enhanzed Re, an equity method investee to whom some of our subsidiaries have retroceded their exposures through quota share reinsurance agreements as discussed in Note 20 - "Related Party Transactions." These quota share reinsurance agreements are written on a funds withheld basis.
(2) Lloyd's Syndicates are rated A+ by Standard & Poor's and A by A.M. Best.
(3) U.S. state backed reinsurer that is supported by assessments on active auto writers operating within the state.
(4) Enhanzed Re, an equity method investee, is a Bermuda based Class 4 and Class E reinsurer as discussed in Note 20 - "Related Party Transactions."

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

	June 30, 2021
	Gross	Allowance for estimated uncollectible reinsurance	Net	Provisions as a % of Gross
Reinsurers rated A- or above	$1,385,215	$61,010	$1,324,205	4.4%
Reinsurers rated below A-, secured	599,123	—	599,123	—%
Reinsurers rated below A-, unsecured	132,877	79,478	53,399	59.8%
Total	$2,117,215	$140,488	$1,976,727	6.6%

	December 31, 2020
	Gross	Allowance for estimated uncollectible reinsurance	Net	Provisions as a % of Gross
Reinsurers rated A- or above	$1,464,529	$60,801	$1,403,728	4.2%
Reinsurers rated below A-, secured	608,999	—	608,999	—%
Reinsurers rated below A-, unsecured	152,757	76,321	76,436	50.0%
Total	$2,226,285	$137,122	$2,089,163	6.2%
The table below provides a reconciliation of the beginning and ending allowance for estimated uncollectible reinsurance balances for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Allowance for estimated uncollectible reinsurance, beginning of period	$138,765	$143,327	$137,122	$147,639
Cumulative effect of change in accounting principle on allowance for estimated uncollectible reinsurance (1)	—	—	—	(195)
Effect of exchange rate movement	2	(1,446)	160	(1,446)
Current period change in the allowance	1,721	2,584	3,738	(1,533)
Write-offs charged against the allowance	—	(600)	—	(600)
Recoveries collected	—	(212)	(532)	(212)
Allowance for estimated uncollectible reinsurance, end of period	$140,488	$143,653	$140,488	$143,653
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. DEFERRED CHARGE ASSETS AND DEFERRED GAIN LIABILITIES
For (re)insurance contracts for which we do not elect the fair value option, a deferred charge asset is recorded for the excess, if any, of the estimated ultimate losses payable over the premiums received at the initial measurement period; whereas, a deferred gain liability is recorded for the excess, if any, of the premiums received over the estimated ultimate losses payable at the initial measurement period. In addition, for retrocessions of losses and LAE reserves that we have assumed through retroactive reinsurance contracts where the retroceded liabilities exceed the retrocession premiums paid, we record the excess as a deferred gain liability which is amortized to earnings over the estimated period during which the losses paid on the assumed retroceded liabilities are recovered from the retrocessionaire. We present the change in deferred charges assets and deferred gain liabilities within corporate and other activities.
Deferred Charge Assets
Deferred charge assets are included in other assets on our condensed consolidated balance sheets. The following table presents a reconciliation of the deferred charge assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning carrying value	$360,785	$257,832	$238,602	$272,462
Recorded during the period	98,131	11,746	229,012	11,746
Amortization	(23,765)	(11,062)	(32,463)	(25,692)
Ending carrying value	$435,151	$258,516	$435,151	$258,516
Deferred charge assets are assessed at each reporting period for impairment. If the asset is determined to be impaired, it is written down in the period of determination. For the six months ended June 30, 2021, we completed our impairment assessment and concluded that there had been no impairment of our carried deferred charge assets.
Deferred Gain Liabilities
Deferred gain liabilities are included in other liabilities on our consolidated balance sheets. The following table presents a reconciliation of the deferred gain liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning carrying value	$19,251	$12,578	$19,880	$12,875
Recorded during the period	1,562	—	1,562	—
Amortization	(754)	(662)	(1,383)	(959)
Ending carrying value	$20,059	$11,916	$20,059	$11,916
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables summarize the liability for losses and LAE by segment and for our corporate and other activities:

	June 30, 2021
	Run-off	Legacy Underwriting	Corporate & Other	Total
Outstanding losses	$5,604,831	$94,652	$—	$5,699,483
IBNR	7,022,204	143,890	—	7,166,094
ULAE	428,626	2,369	—	430,995
Fair value adjustments - acquired companies	—	—	(133,853)	(133,853)
Fair value adjustments - fair value option	—	—	(124,861)	(124,861)
Total	$13,055,661	$240,911	$(258,714)	$13,037,858

Reconciliation to Condensed Consolidated Balance Sheet:
Loss and loss adjustment expenses	$10,696,695	$240,911	$(133,853)	$10,803,753
Loss and loss adjustment expenses, at fair value	2,358,966	—	(124,861)	2,234,105
Total	$13,055,661	$240,911	$(258,714)	$13,037,858

	December 31, 2020
	Run-off	Legacy Underwriting	Corporate & Other	Total
Outstanding losses	$4,440,425	$687,424	$—	$5,127,849
IBNR	4,641,500	636,003	—	5,277,503
ULAE	350,600	35,102	—	385,702
Fair value adjustments - acquired companies	—	—	(143,183)	(143,183)
Fair value adjustments - fair value option	—	—	(54,589)	(54,589)
Total	$9,432,525	$1,358,529	$(197,772)	$10,593,282

Reconciliation to Condensed Consolidated Balance Sheet:
Loss and loss adjustment expenses	$6,925,016	$1,358,529	$(143,183)	$8,140,362
Loss and loss adjustment expenses, at fair value	2,507,509	—	(54,589)	2,452,920
Total	$9,432,525	$1,358,529	$(197,772)	$10,593,282
The increase in the liability for losses and LAE from December 31, 2020 to June 30, 2021 was primarily attributable to the 2021 transactions described in Note 2 - "Significant New Business" and net incurred losses and LAE in the period, partially offset by losses paid.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below provides a consolidated reconciliation of the beginning and ending liability for losses and LAE:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Balance as of beginning of period	$11,427,420	$9,836,797	$10,593,282	$9,868,404
Add: losses and LAE relating to SGL No.1 (1)	—	—	254,561	—
	11,427,420	9,836,797	10,847,843	9,868,404
Less:
Reinsurance reserves recoverable (2)	1,869,535	1,902,749	1,829,620	1,927,624
Reinsurance reserves recoverable relating to SGL No1 (1)	—	—	90,792	—
	1,869,535	1,902,749	1,920,412	1,927,624
Less: net deferred charge assets and deferred gain liabilities on retroactive reinsurance	341,534	245,254	218,722	259,587
Less: cumulative effect of change in accounting principle on the determination of the allowance for estimated uncollectible reinsurance balances (3)	—	—	—	643
Net balance as of beginning of period	9,216,351	7,688,794	8,708,709	7,680,550
Net incurred losses and LAE:
Current period	49,165	119,613	103,225	235,118
Prior periods	(9,861)	67,079	(119,428)	(5,126)
Total net incurred losses and LAE	39,304	186,692	(16,203)	229,992
Net paid losses:
Current period	(5,892)	(11,303)	(12,394)	(15,110)
Prior periods	(354,667)	(369,984)	(690,697)	(726,003)
Total net paid losses	(360,559)	(381,287)	(703,091)	(741,113)
Effect of exchange rate movement	2,510	40,153	(6,261)	(106,227)
Assumed business (4)	1,965,559	954,323	2,880,011	1,425,473
Ceded business	(28,124)	—	(28,124)	—
Net balance as of June 30	10,835,041	8,488,675	10,835,041	8,488,675
Plus: reinsurance reserves recoverable (2)	1,787,725	1,858,161	1,787,725	1,858,161
Plus: net deferred charge assets and deferred gain liabilities on retroactive reinsurance (5)	415,092	246,600	415,092	246,600
Balance as of June 30	$13,037,858	$10,593,436	$13,037,858	$10,593,436
(1) This balance represents the gross up for our participation in Atrium's Syndicate 609 relating to the 2020 and prior underwriting years which is no longer eliminated on our condensed consolidated financial statements following the completion of the Exchange Transaction on January 1, 2021. Gross losses and LAE exclude $0.4 million of fair value adjustments that were a component of the losses and LAE balance included on the held-for-sale balance sheet and which were derecognized following the completion of the Exchange Transaction. Refer to Note 3 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" for further details.
(2) Net of allowance for estimated uncollectible reinsurance.
(3) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 2 - "Significant Accounting Policies" to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 for further details.
(4) Refer to Note 2 - "Significant New Business" for further information.
(5) Refer to Note 7 - "Deferred Charge Assets and Deferred Gain Liabilities" for further information.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The tables below provide the components of net incurred losses and LAE by segment and for our corporate and other activities:

	Three Months Ended
	June 30, 2021
	Run-off	Legacy Underwriting	Corporate & Other	Total
Net losses paid	$357,194	$3,365	$—	$360,559
Net change in case and LAE reserves (1)	(122,747)	5,264	—	(117,483)
Net change in IBNR reserves (2)	(235,698)	1,899	—	(233,799)
Increase (reduction) in estimates of net ultimate losses	(1,251)	10,528	—	9,277
Increase (reduction) in provisions for unallocated LAE (3)	(15,746)	(247)	—	(15,993)
Amortization of deferred charge assets and deferred gain liabilities (4)	—	—	23,011	23,011
Amortization of fair value adjustments (5)	—	—	5,296	5,296
Changes in fair value - fair value option (6)	—	—	17,713	17,713
Net incurred losses and LAE	$(16,997)	$10,281	$46,020	$39,304

	Three Months Ended
	June 30, 2020
	Run-off	Legacy Underwriting	Corporate & Other	Total
Net losses paid	$283,402	$97,885	$—	$381,287
Net change in case and LAE reserves (1)	(76,106)	(29,359)	—	(105,465)
Net change in IBNR reserves (2)	(255,120)	(1,029)	—	(256,149)
Increase (reduction) in estimates of net ultimate losses	(47,824)	67,497	—	19,673
Increase (reduction) in provisions for unallocated LAE (3)	(12,425)	27,885	—	15,460
Amortization of deferred charge assets and deferred gain liabilities (4)	—	—	10,400	10,400
Amortization of fair value adjustments (5)	—	—	7,116	7,116
Changes in fair value - fair value option (6)	—	—	134,043	134,043
Net incurred losses and LAE	$(60,249)	$95,382	$151,559	$186,692

	Six Months Ended
	June 30, 2021
	Run-off	Legacy Underwriting	Corporate & Other	Total
Net losses paid	$687,823	$15,268	$—	$703,091
Net change in case and LAE reserves (1)	(242,110)	(2,507)	—	(244,617)
Net change in IBNR reserves (2)	(429,641)	2,688	—	(426,953)
Increase (reduction) in estimates of net ultimate losses	16,072	15,449	—	31,521
Increase (reduction) in provisions for unallocated LAE (3)	(28,444)	(690)	—	(29,134)
Amortization of deferred charge assets and deferred gain liabilities (4)	—	—	31,080	31,080
Amortization of fair value adjustments (5)	—	—	8,089	8,089
Changes in fair value - fair value option (6)	—	—	(57,759)	(57,759)
Net incurred losses and LAE	$(12,372)	$14,759	$(18,590)	$(16,203)

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	June 30, 2020
	Run-off	Legacy Underwriting	Corporate & Other	Total
Net losses paid	$542,368	$198,745	$—	$741,113
Net change in case and LAE reserves (1)	(250,686)	(64,547)	—	(315,233)
Net change in IBNR reserves (2)	(359,220)	38,220	—	(321,000)
Increase (reduction) in estimates of net ultimate losses	(67,538)	172,418	—	104,880
Increase (reduction) in provisions for unallocated LAE (3)	(19,904)	28,495	—	8,591
Amortization of deferred charge assets and deferred gain liabilities (4)	—	—	24,733	24,733
Amortization of fair value adjustments (5)	—	—	15,982	15,982
Changes in fair value - fair value option (6)	—	—	75,806	75,806
Net incurred losses and LAE	$(87,442)	$200,913	$116,521	$229,992
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
Run-off Segment
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the Run-off segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Balance as of beginning of period	$11,467,367	$8,652,532	$9,432,525	$8,683,983
Less: reinsurance reserves recoverable (1)	1,835,796	1,568,296	1,463,001	1,645,352
Plus: cumulative effect of change in accounting principal on allowance for estimated uncollectible reinsurance (2)	—	—	—	703
Net balance as of beginning of period	9,631,571	7,084,236	7,969,524	7,039,334
Net incurred losses and LAE:
Current period	41,409	8,086	85,570	15,935
Prior periods	(58,406)	(68,335)	(97,942)	(103,377)
Total net incurred losses and LAE	(16,997)	(60,249)	(12,372)	(87,442)
Net paid losses:
Current period	519	202	(2,756)	(1,038)
Prior periods	(357,713)	(283,604)	(685,067)	(541,330)
Total net paid losses	(357,194)	(283,402)	(687,823)	(542,368)
Effect of exchange rate movement	5,050	30,606	(7,362)	(109,483)
Assumed business (3)	2,063,690	966,069	3,109,023	1,437,219
Ceded business	(29,686)	—	(29,686)	—
Transfer from the Legacy Underwriting segment (4)	—	—	955,130	—
Net balance as of June 30	11,296,434	7,737,260	11,296,434	7,737,260
Plus: reinsurance reserves recoverable (1)	1,759,227	1,494,652	1,759,227	1,494,652
Balance as of June 30	$13,055,661	$9,231,912	$13,055,661	$9,231,912

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
(3) Refer to Note 2 - "Significant New Business" for further information.
(4) Effective January 1, 2021, the net loss reserves of StarStone International were transferred from the Legacy Underwriting segment to the Run-off segment. Refer to Note 22 - "Segment Information" for further details.
Net incurred losses and LAE in the Run-off segment were as follows:

	Three Months Ended June 30,
	2021			2020
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$357,713	$(519)	$357,194	$283,604	$(202)	$283,402
Net change in case and LAE reserves (1)	(129,991)	7,244	(122,747)	(75,276)	(830)	(76,106)
Net change in IBNR reserves (2)	(269,418)	33,720	(235,698)	(264,238)	9,118	(255,120)
Increase (reduction) in estimates of net ultimate losses	(41,696)	40,445	(1,251)	(55,910)	8,086	(47,824)
Increase (reduction) in provisions for unallocated LAE (3)	(16,710)	964	(15,746)	(12,425)	—	(12,425)
Net incurred losses and LAE	$(58,406)	$41,409	$(16,997)	$(68,335)	$8,086	$(60,249)
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
Three Months Ended June 30, 2021
Current period net incurred losses and LAE of $41.4 million primarily relates to the run-off of StarStone International business which was transferred from the Legacy Underwriting segment on January 1, 2021. The reduction in estimates of net ultimate losses relating to prior periods of $41.7 million was primarily related to favorable development in our professional indemnity/directors & officers line of business across our Lloyd's portfolios arising from a change in ultimates and reductions in case reserve estimates for large claims, continued favorable actual experience versus expected losses in our workers' compensation and general casualty lines of business as well as favorable actual experience versus expected losses across multiple StarStone International books of business. Partially offsetting this favorable development was an increase in net incurred losses of $21.6 million due to our reevaluation of our gross and net exposure on COVID-19 pandemic related losses.
Three Months Ended June 30, 2020
Current period net incurred losses and LAE of $8.1 million related to current period net earned premium, primarily in respect of the run-off of the AmTrust RITC transactions. The reduction in estimates of net ultimate losses relating to prior periods of $55.9 million primarily related to favorable development in our professional indemnity/directors & officers lines of businesses and favorable actual versus expected development in our workers' compensation and motor liability lines of business.

	Six Months Ended June 30,
	2021			2020
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$685,067	$2,756	$687,823	$541,330	$1,038	$542,368
Net change in case and LAE reserves (1)	(247,147)	5,037	(242,110)	(251,528)	842	(250,686)
Net change in IBNR reserves (2)	(504,983)	75,342	(429,641)	(373,275)	14,055	(359,220)
Increase (reduction) in estimates of net ultimate losses	(67,063)	83,135	16,072	(83,473)	15,935	(67,538)
Increase (reduction) in provisions for unallocated LAE (3)	(30,879)	2,435	(28,444)	(19,904)	—	(19,904)
Net incurred losses and LAE	$(97,942)	$85,570	$(12,372)	$(103,377)	$15,935	$(87,442)
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
Six Months Ended June 30, 2021
Current period net incurred losses and LAE of $85.6 million related to current period net earned premium, primarily in respect of the run-off of StarStone International business which was transferred from the Legacy Underwriting segment on January 1, 2021. The reduction in estimates of net ultimate losses relating to prior periods of $67.1 million was primarily related to favorable development in our professional indemnity/directors & officers line of business across our Lloyd's portfolios arising from a change in ultimates and reductions in case reserve estimates for large claims, continued favorable actual experience versus expected losses in our workers' compensation and general casualty lines of business as well as favorable actual experience versus expected losses across multiple StarStone International books of business. Partially offsetting this favorable development was an increase in net incurred losses of $22.0 million due to our reevaluation of our gross and net exposure on COVID-19 pandemic related losses.
Six Months Ended June 30, 2020
Current period net incurred losses and LAE of $15.9 million related to current period net earned premium, primarily in respect of the run-off of the AmTrust RITC transactions. The reduction in estimates of net ultimate losses relating to prior periods of $83.5 million primarily related to favorable development in our professional indemnity/directors & officers lines of businesses and favorable actual versus expected development in our workers compensation and motor liability lines of business.
Legacy Underwriting Segment
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for our Legacy Underwriting segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Balance as of beginning of period	$249,096	$1,616,527	$1,358,529	$1,569,865
Add: losses and LAE relating to SGL No.1 (1)	—	—	254,561	—
	249,096	1,616,527	1,613,090	1,569,865
Less:
Reinsurance reserves recoverable (2)	88,957	442,905	403,399	385,613
Reinsurance recoverable relating to SGL No.1 (1)	—	—	90,792	—
	88,957	442,905	494,191	385,613
Less: cumulative effect of change in accounting principal on allowance for estimated uncollectible reinsurance (3)	—	—	—	1,346
Net balance as of beginning of period	160,139	1,173,622	1,118,899	1,182,906
Net incurred losses and LAE:
Current period	7,756	111,527	17,655	219,183
Prior periods	2,525	(16,145)	(2,896)	(18,270)
Total net incurred losses and LAE	10,281	95,382	14,759	200,913
Net paid losses:
Current period	(6,411)	(11,505)	(9,638)	(14,072)
Prior periods	3,046	(86,380)	(5,630)	(184,673)
Total net paid losses	(3,365)	(97,885)	(15,268)	(198,745)
Effect of exchange rate movement	(2,414)	9,990	1,381	(3,965)
Transfer to Run-off segment (4)	—	—	(955,130)	—
Net balance as of June 30	164,641	1,181,109	164,641	1,181,109
Plus: reinsurance reserves recoverable (1)	76,270	429,847	76,270	429,847
Balance as of June 30	$240,911	$1,610,956	$240,911	$1,610,956
(1) This balance represents the gross up for our participation in Atrium's Syndicate 609 relating to the 2020 and prior underwriting years which is no longer eliminated on our condensed consolidated financial statements following the completion of the Exchange Transaction on January 1, 2021. Refer to Note 3 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" for further details.
(2) Net of allowance for estimated uncollectible reinsurance.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(3) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 2 - "Significant Accounting Policies" to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 for further details.
(4) Effective January 1, 2021, the net loss reserves of StarStone International were transferred from the Legacy Underwriting segment to the Run-off segment. Refer to Note 22 - "Segment Information" for further details.
Net incurred losses and LAE in the Legacy Underwriting segment were as follows:

	Three Months Ended June 30,
	2021			2020
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$(3,046)	$6,411	$3,365	$86,380	$11,505	$97,885
Net change in case and LAE reserves (1)	7,838	(2,574)	5,264	(29,802)	443	(29,359)
Net change in IBNR reserves (2)	(1,954)	3,853	1,899	(72,997)	71,968	(1,029)
Increase (reduction) in estimates of net ultimate losses	2,838	7,690	10,528	(16,419)	83,916	67,497
Increase (reduction) in provisions for unallocated LAE (3)	(313)	66	(247)	274	27,611	27,885
Net incurred losses and LAE	$2,525	$7,756	$10,281	$(16,145)	$111,527	$95,382
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
Three Months Ended June 30, 2021
Current period net incurred losses and LAE of $7.8 million related to current period net earned premium. The increase in net incurred losses and LAE liabilities relating to prior periods was $2.5 million and was attributable to an increase in estimates of net ultimate losses of $2.8 million.
Three Months Ended June 30, 2020
Current period net incurred losses and LAE of $111.5 million related to current period net earned premium and included losses related to the COVID-19 pandemic of $1.2 million. The decrease in net incurred losses and LAE liabilities relating to prior periods was $16.1 million and was attributable to an decrease in estimates of net ultimate losses of $16.4 million.

	Six Months Ended June 30,
	2021			2020
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$5,630	$9,638	$15,268	$184,673	$14,072	$198,745
Net change in case and LAE reserves(1)	(4,692)	2,185	(2,507)	(73,340)	8,793	(64,547)
Net change in IBNR reserves(2)	(3,304)	5,992	2,688	(129,786)	168,006	38,220
Increase (reduction) in estimates of net ultimate losses	(2,366)	17,815	15,449	(18,453)	190,871	172,418
Increase (reduction) in provisions for unallocated LAE(3)	(530)	(160)	(690)	183	28,312	28,495
Net incurred losses and LAE	$(2,896)	$17,655	$14,759	$(18,270)	$219,183	$200,913
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
Six Months Ended June 30, 2021
Current period net incurred losses and LAE of $17.7 million related to current period net earned premium. The reduction in net incurred losses and LAE liabilities relating to prior periods was $2.9 million and was attributable to a reduction in estimates of net ultimate losses of $2.4 million.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Six Months Ended June 30, 2020
Current period net incurred losses and LAE of $219.2 million related to current period net earned premium and included losses related to the COVID-19 pandemic of $34.3 million. The reduction in net incurred losses and LAE liabilities relating to prior periods was $18.3 million and was attributable to a reduction in estimates of net ultimate losses of $18.5 million.
9. DEFENDANT ASBESTOS AND ENVIRONMENTAL LIABILITIES
We acquired DCo LLC ("DCo") on December 30, 2016, and Morse TEC on October 30, 2019. These companies hold liabilities associated with personal injury asbestos claims and environmental claims arising from their legacy manufacturing operations. Defendant asbestos liabilities on our condensed consolidated balance sheets include amounts for loss payments and defense costs for pending and future asbestos-related claims, determined using standard actuarial techniques for asbestos exposures. Defendant environmental liabilities include estimated clean-up costs associated with the acquired companies' former operations based on engineering reports.
Insurance balances recoverable on our condensed consolidated balance sheets include estimated insurance recoveries relating to these liabilities. The recorded asset represents our assessment of the capacity of the insurance agreements to indemnify our subsidiaries for the anticipated defense and loss payments for pending claims and projected future claims. The recognition of these recoveries is based on an assessment of the right to recover under the respective contracts and on the financial strength of the insurers. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if the accrued and projected loss and defense costs were paid in full.
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

	June 30, 2021	December 31, 2020
Defendant asbestos and environmental liabilities:
Defendant asbestos liabilities	$877,894	$913,276
Defendant environmental liabilities	12,074	12,572
Estimated future expenses	39,002	42,510
Fair value adjustments	(251,051)	(262,029)
Defendant asbestos and environmental liabilities	677,919	706,329

Insurance balances recoverable:
Insurance recoveries related to defendant asbestos liabilities (net of allowance: 2021 - $5,822; 2020 - $4,824)	305,948	310,602
Fair value adjustments	(59,969)	(60,950)
Insurance balances recoverable	245,979	249,652

Net liabilities relating to defendant asbestos and environmental exposures	$431,940	$456,677

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below provides a consolidated reconciliation of the beginning and ending liability for defendant asbestos and environmental exposures:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Balance as of beginning of period	$691,557	$822,716	$706,329	$847,685
Less: Insurance balances recoverable	248,010	435,613	249,652	448,855
Plus: Cumulative effect of change in accounting principle on the determination of the allowance for estimated uncollectible insurance balances (1)	—	—	—	3,167
Net balance as of beginning of period	443,547	387,103	456,677	401,997
Total net paid claims	(10,916)	(7,495)	(17,224)	(914)
Amounts recorded in other income:
Reduction in estimates of ultimate net liabilities	(4,450)	(1,978)	(14,002)	(26,893)
Reduction in estimated future expenses	(745)	(975)	(3,508)	(3,003)
Amortization of fair value adjustments	4,504	3,130	9,997	8,598
Total other income	(691)	177	(7,513)	(21,298)
Net balance as at June 30	431,940	379,785	431,940	379,785
Plus: Insurance balances recoverable (2)	245,979	428,277	245,979	428,277
Balance as at June 30	$677,919	$808,062	$677,919	$808,062
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Allowance for estimated uncollectible insurance balances, beginning of period	$5,272	$6,985	$4,824	$3,818
Cumulative effect of change in accounting principle	—	—	—	3,167
Current period change in the allowance	550	1,361	998	1,361
Allowance for estimated uncollectible insurance balances, end of period	$5,822	$8,346	$5,822	$8,346
During the three and six months ended June 30, 2021 and 2020, we did not record any write-offs charged against the allowance for estimated uncollectible insurance or any recoveries of amounts previously written off.
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
We have categorized our assets and liabilities that are recorded at fair value on a recurring basis among levels based on the observability of inputs, or at fair value using NAV per share (or its equivalent) as follows:

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
Investments:
Short-term and fixed maturity investments:
U.S. government and agency	$—	$789,439	$—	$—	$789,439
U.K. government	—	41,696	—	—	41,696
Other government	—	480,279	—	—	480,279
Corporate	—	6,652,998	—	—	6,652,998
Municipal	—	244,459	—	—	244,459
Residential mortgage-backed	—	572,239	—	—	572,239
Commercial mortgage-backed	—	987,254	—	—	987,254
Asset-backed	—	935,593	—	—	935,593
	$—	$10,703,957	$—	$—	$10,703,957

Other assets included within funds held - directly managed	$—	$9,247	$—	$—	$9,247

Equities:
Publicly traded equity investments	$263,046	$41,655	$—	$—	$304,701
Exchange-traded funds	504,793	—	—	—	504,793
Privately held equity investments	—	—	348,725	—	348,725
	$767,839	$41,655	$348,725	$—	$1,158,219

Other investments:
Hedge funds (1)	$—	$—	$—	$73,130	$73,130
Fixed income funds	—	266,889	—	337,000	603,889
Equity funds	—	5,617	—	—	5,617
Private equity funds	—	—	—	536,368	536,368
CLO equities	—	145,103	—	—	145,103
CLO equity funds	—	—	—	190,158	190,158
Private credit funds	—	—	—	242,359	242,359
Other	—	—	314	17,655	17,969
	$—	$417,609	$314	$1,396,670	$1,814,593
Total Investments	$767,839	$11,172,468	$349,039	$1,396,670	$13,686,016

Cash and cash equivalents	$414,623	$33,005	$—	$—	$447,628

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$492,343	$—	$492,343

Other Assets:
Derivatives qualifying as hedging	$—	$17,583	$—	$—	$17,583
Derivatives not qualifying as hedging	—	4,571	—	—	4,571
Derivative instruments	$—	$22,154	$—	$—	$22,154

Losses and LAE:	$—	$—	$2,234,105	$—	$2,234,105

Other Liabilities:
Derivatives qualifying as hedging	$—	$2	$—	$—	$2
Derivatives not qualifying as hedging	—	3,129	—	—	3,129
Derivative instruments	$—	$3,131	$—	$—	$3,131

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
Investments:
Short-term and fixed maturity investments:
U.S. government and agency	$—	$951,048	$—	$—	$951,048
U.K government	—	51,082	—	—	51,082
Other government	—	502,153	—	—	502,153
Corporate	—	5,686,732	—	—	5,686,732
Municipal	—	162,669	—	—	162,669
Residential mortgage-backed	—	553,945	—	—	553,945
Commercial mortgage-backed	—	854,090	—	—	854,090
Asset-backed	—	557,460	—	—	557,460
	$—	$9,319,179	$—	$—	$9,319,179

Other assets included within funds held - directly managed	$—	$14,627	$—	$—	$14,627

Equities:
Publicly traded equity investments	$229,167	$31,600	$—	$—	$260,767
Exchange-traded funds	311,287	—	—	—	311,287
Privately held equity investments	—	—	274,741	—	274,741
	$540,454	$31,600	$274,741	$—	$846,795

Other investments:
Hedge funds (1)	$—	$—	$—	$2,638,339	$2,638,339
Fixed income funds	—	285,837	—	266,704	552,541
Equity funds	—	5,073	—	185,694	190,767
Private equity funds	—	—	—	363,103	363,103
CLO equities	—	128,083	—	—	128,083
CLO equity funds	—	—	—	166,523	166,523
Private credit funds	—	—	9,250	183,069	192,319
Other	—	—	314	12,045	12,359
	$—	$418,993	$9,564	$3,815,477	$4,244,034
Total Investments	$540,454	$9,784,399	$284,305	$3,815,477	$14,424,635

Cash and cash equivalents	$385,790	$208,272	$—	$—	$594,062

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$520,830	$—	$520,830

Other Assets:
Derivatives qualifying as hedging	$—	$1,169	$—	$—	$1,169
Derivatives not qualifying as hedging	—	2,964	—	—	2,964
Derivative instruments	$—	$4,133	$—	$—	$4,133

Losses and LAE:	$—	$—	$2,452,920	$—	$2,452,920

Other Liabilities:
Derivatives qualifying as hedging	$—	$28,947	$—	$—	$28,947
Derivatives not qualifying as hedging	—	5,195	—	—	5,195
Derivative instruments	$—	$34,142	$—	$—	$34,142

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(1) Effective April 1, 2021, the InRe Fund was consolidated by us. As a result, the carrying amounts of the assets and liabilities of the InRe Fund are presented separately in “Variable interest entity assets of the InRe Fund” and “Variable interest entity liabilities of the InRe Fund” within the condensed consolidated balance sheet as of June 30, 2021. Refer to Note 11 - "Variable Interest Entities" for additional information. As of December 31, 2020, our investment in the InRe Fund was $2.4 billion.
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
•We measure the fair value of our direct investment in CLO equities based on valuations provided by independent pricing services. The fair values measured using prices provided by independent pricing services have been classified as Level 2.

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
•Our investments in private credit funds are primarily valued by obtaining the most recently available NAV from the external fund manager or third-party administrator. The fair values of these investments are measured using the NAV as a practical expedient and therefore have not been categorized within the fair value hierarchy. Also included within private credit funds was a loan which was valued at cost less distributions and was classified as Level 3; this has been fully paid down this quarter.
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Investments
The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Privately-held Equities	Other Investments	Total	Privately-held Equities	Other Investments	Total

Beginning fair value	$330,404	$9,564	$339,968	$267,012	$314	$267,326
Purchases	19,652	—	19,652	34	—	34
Sales and paydowns	—	(9,250)	(9,250)	—	—	—
Total realized and unrealized gains (losses)	(1,331)	—	(1,331)	3,954	—	3,954
Transfer out of Level 3 into Level 2	—	—	—	—	—	—
Ending fair value	$348,725	$314	$349,039	$271,000	$314	$271,314

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Privately-held Equities	Other Investments	Total	Privately-held Equities	Other Investments	Total

Beginning fair value	$274,741	$9,564	$284,305	$265,799	$87,869	$353,668
Purchases	76,844	—	76,844	1,392	37,092	38,484
Sales and paydowns	—	(9,250)	(9,250)	—	(539)	(539)
Total realized and unrealized losses	(2,860)	—	(2,860)	3,809	(40,368)	(36,559)
Transfer out of Level 3 into Level 2	—	—	—	—	(83,740)	(83,740)
Ending fair value	$348,725	$314	$349,039	$271,000	$314	$271,314
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
Valuations Techniques and Inputs
The table below presents the qualitative information related to the fair value measurements for our privately held equity investments measured at fair value on a recurring basis using Level 3 inputs:

Qualitative Information about Level 3 Fair Value Measurements
Fair Value as of June 30, 2021	Valuation Techniques	Unobservable Input	Range (Average) (1)
(in millions of U.S. dollars)
$227.4	Guideline company methodology	Distribution waterfall	12.8
41.0	Cost as approximation of fair value	Cost as approximation of fair value
68.5	Transaction price approximates fair value	Discount rate Exit multiple	10% - 12.5% (11.3%) 1.2x - 1.3x (1.3x)
12.1	Net Asset Value (2)	NAV at recent transaction	19.9
$349.0
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Insurance Contracts - Fair Value Option
The following table presents a reconciliation of the beginning and ending balances for all insurance contracts measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended June 30,
	2021			2020
	Liability for losses and LAE	Reinsurance balances recoverable	Net	Liability for losses and LAE	Reinsurance balances recoverable	Net
Beginning fair value	$2,277,382	$490,814	$1,786,568	$2,345,543	$653,396	$1,692,147
Assumed business	—	—	—	(4,975)	—	(4,975)
Incurred losses and LAE:
Increase (reduction) in estimates of ultimate losses	(4,277)	6,258	(10,535)	(21,075)	(4,951)	(16,124)
Reduction in unallocated LAE	(3,264)	—	(3,264)	(3,299)	—	(3,299)
Change in fair value	24,174	6,461	17,713	175,787	41,744	134,043
Total incurred losses and LAE	16,633	12,719	3,914	151,413	36,793	114,620
Paid losses	(60,637)	(11,306)	(49,331)	(62,279)	(22,321)	(39,958)
Effect of exchange rate movements	727	116	611	24,837	3,516	21,321
Ending fair value	$2,234,105	$492,343	$1,741,762	$2,454,539	$671,384	$1,783,155

	Six Months Ended June 30,
	2021			2020
	Liability for losses and LAE	Reinsurance balances recoverable	Net	Liability for losses and LAE	Reinsurance balances recoverable	Net
Beginning fair value	$2,452,920	$520,830	$1,932,090	$2,621,122	$695,518	$1,925,604
Incurred losses and LAE:
Reduction in estimates of ultimate losses	(12,500)	6,967	(19,467)	(35,514)	(8,122)	(27,392)
Reduction in unallocated LAE	(7,659)	—	(7,659)	(9,712)	—	(9,712)
Change in fair value	(69,909)	(12,150)	(57,759)	110,983	35,177	75,806
Total incurred losses and LAE	(90,068)	(5,183)	(84,885)	65,757	27,055	38,702
Paid losses	(134,587)	(23,289)	(111,298)	(143,442)	(38,435)	(105,007)
Effect of exchange rate movements	5,840	(15)	5,855	(88,898)	(12,754)	(76,144)
Ending fair value	$2,234,105	$492,343	$1,741,762	$2,454,539	$671,384	$1,783,155
The following table presents the components of the net change in fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Changes in fair value due to changes in:
Duration	$4,005	$3,702	$5,571	$7,850
Corporate bond yield	13,708	130,341	(63,330)	66,249
Weighted cost of capital	—	—	—	(5,048)
Risk cost of capital	—	—	—	6,755
Change in fair value	$17,713	$134,043	$(57,759)	$75,806

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Below is a summary of the quantitative information regarding the significant observable and unobservable inputs used in the internal model to determine fair value on a recurring basis:

		June 30, 2021	December 31, 2020
Valuation Technique	Unobservable (U) and Observable (O) Inputs	Weighted Average	Weighted Average
Internal model	Corporate bond yield (O)	A rated	A rated
Internal model	Credit spread for non-performance risk (U)	0.2%	0.2%
Internal model	Risk cost of capital (U)	5.1%	5.1%
Internal model	Weighted average cost of capital (U)	8.25%	8.25%
Internal model	Duration - liability (U)	8.21 years	8.17 years
Internal model	Duration - reinsurance balances recoverable on paid and unpaid losses (U)	7.88 years	8.23 years
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
As of June 30, 2021, our 4.50% Senior Notes due 2022 (the "2022 Senior Notes") and our 4.95% Senior Notes due 2029 (the "2029 Senior Notes" and, together with the 2022 Senior Notes, the "Senior Notes") were carried at amortized cost of $349.5 million and $494.8 million, respectively, while the fair value based on observable market pricing from a third party pricing service was $357.3 million and $574.1 million, respectively. The Senior Notes are classified as Level 2.
Junior Subordinated Notes
As of June 30, 2021, our 5.75% Fixed-Rate Reset Junior Subordinated Notes due 2040 (the “Junior Subordinated Notes”) were carried at amortized cost of $344.9 million, while the fair value based on observable market pricing from a third party pricing service was $371.5 million. The Junior Subordinated Notes are classified as

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Level 2.
Insurance Contracts
Disclosure of fair value of amounts relating to insurance contracts is not required, except those for which we elected the fair value option, as described above.
Remaining Assets and Liabilities
Our remaining assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature approximates fair value as of June 30, 2021 and December 31, 2020.
11. VARIABLE INTEREST ENTITIES
We consolidate all variable interest entities ("VIEs") in which we are considered to be the primary beneficiary.
Consolidated VIE
InRe Fund
On April 1, 2021, we obtained control of the InRe Fund following redemption by the general partner, an affiliate of Hillhouse Group, of all of its outstanding ownership interests and termination of its investment management activities. As such, on that date we had full ownership of the InRe Fund and the power to direct its activities, which led to our determination to consolidate the InRe Fund. Prior to consolidation, our investment in the InRe Fund was recorded at fair value using the NAV as a practical expedient and thus, there was no gain or loss upon consolidation. The carrying amounts of the assets and liabilities of the InRe Fund are presented separately in “variable interest entity assets of the InRe Fund” and “variable interest entity liabilities of the InRe Fund” within the condensed consolidated balance sheet as of June 30, 2021. Net investment income and changes in the fair value of assets and liabilities of the InRe Fund are presented in “net investment income” and “net realized and unrealized gains,” respectively, in the consolidated statement of earnings for the three and six months ended June 30, 2021.
Our subsidiary, which now serves as the general partner of the InRe Fund, has exposure to risk of loss that is not limited to the amount of its investment in accordance with the limited partnership agreement. We cannot predict the amount of loss, if any, which may occur as a result of this exposure; however, we believe the likelihood is remote that a material loss will occur. We have not committed to provide any financial support to the general partner of the InRe Fund. In addition, we have not committed to provide any additional financial support to the InRe Fund in excess of previously funded capital commitments.
The InRe Fund utilizes prime brokerage borrowing facilities and has also securitized certain letters of credit relating to intragroup reinsurances. Funds that employ leverage through borrowings and derivatives can generate outsized returns but can also experience greater levels of volatility.
The assets of Enstar are not available to the creditors of the InRe Fund.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents the assets and liabilities associated with the InRe Fund, as presented within the condensed consolidated balance sheet:

June 30, 2021
ASSETS
Cash and cash equivalents	$122,701
Restricted cash held at brokers (1)	879,836
Total cash, cash equivalents and restricted cash	1,002,537
Securities owned, at fair value	1,393,134
Other assets:
Derivative assets, at fair value	477,645
Due from brokers	34,835
Receivable from investments sold	4,571
Other assets	800
Total other assets	517,851
Total variable interest entity assets of the InRe Fund	$2,913,522

LIABILITIES
Derivative liabilities, at fair value	$302,100
Due to brokers	172,821
Securities sold, but not yet purchased, at fair value	135,950
Payable for investments purchased	61,439
Other liabilities	21,500
Total variable interest entity liabilities of the InRe Fund	$693,810
(1) Includes margin posted as collateral which is considered to be restricted cash.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The InRe Fund's cash flows are classified as operating cash flows in the consolidated statements of cash flows as the InRe Fund is accounted for under investment company accounting standards. The following table presents the net cash flows of the InRe Fund for the three and six months ended June 30, 2021, following its consolidation on April 1, 2021 (the cash flows prior to April 1, 2021 are not presented as the InRe Fund was not consolidated):

Three and Six Months Ended
June 30, 2021
OPERATING ACTIVITIES
Net earnings	$196,558
Adjustments to reconcile net earnings to cash flows:
Realized gains on sales of investments and derivatives	(321,705)
Unrealized losses on investments and derivatives	104,975
Sales of trading securities	2,029,295
Purchases of trading securities	(946,950)
Payments to cover securities sold short	(685,140)
Proceeds from securities sold short	244,829
Net payment for derivative contracts	(77,773)
Changes in:
Due from brokers, excluding restricted cash	641,839
Receivable from investments sold	456,996
Due to brokers	(353,574)
Payable for investments purchased	(79,729)
Performance fee payable	19,250
Other	(415)
Subtotal	684,367
Net operating cash flows from the InRe fund	1,228,456
INVESTING ACTIVITIES
Consolidation of the InRe Fund opening cash and restricted cash balances	574,081
Net investing cash flows from the InRe fund	574,081
FINANCING ACTIVITIES
Enstar capital withdrawals (1)	(800,000)
Net cash used in financing activities (2)	(800,000)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	1,002,537
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	—
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,002,537
(1) Eliminated in the condensed consolidated statement of cash flows.
(2) In addition to the cash flows presented above, for the six months ended June 30, 2021 the InRe Fund's non-cash financing activities included a third-party capital withdrawal from the InRe Fund totaling $61.4 million which was funded through the transfer of a trading security.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fixed Maturity Investments
Asset Types
The fair value of the underlying asset categories comprising the InRe Fund's securities owned classified as trading were as follows:

June 30, 2021
Convertible bonds	$194,275
Corporate bonds	4,518
Total fixed maturity investments	$198,793
Credit Ratings
The following table sets forth the credit ratings of the InRe Fund's fixed maturity investments classified as trading as of June 30, 2021:

	Amortized Cost	Fair Value	% of Total	AAA Rated	AA Rated	A Rated	BBB Rated	Non-Investment Grade	Non-Rated
Convertible bonds	$144,683	$194,275	98%	—	$4,466	$—	$—	$—	$189,809
Corporate bonds	4,435	4,518	2%	—	—	1,942	—	2,576	—
Total	149,118	198,793	100%	$—	$4,466	$1,942	$—	$2,576	$189,809
$ of total fair value				—%	2.2%	1.0%	—%	1.3%	95.5%
Equity Investments
The following table summarizes the InRe Fund's equity investments classified as trading:

June 30, 2021
Publicly traded equity investments in common and preferred stocks	$1,079,679
Exchange-traded funds	55,655
$1,135,334
Equity investments include publicly traded common stocks and exchange-traded funds. The InRe Fund's publicly traded equity investments in common stocks predominantly trade on major exchanges. The InRe Fund's investments in exchange-traded funds also trade on major exchanges.
Other Investments
The InRe Fund's investments classified as trading included warrants and rights of $59.0 million as of June 30, 2021.
Investment Income
Major categories of net investment income (expense) for the InRe Fund are summarized as follows:

Three and Six Months Ended
June 30, 2021
Fixed maturity investments	$456
Equity and other investments	2,139
Investment income	2,595
Investment expenses	(22,766)
Net investment expenses	$(20,171)

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net Realized and Unrealized Gains (Losses)
Components of net realized and unrealized gains (losses) for the InRe Fund were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net realized gains on sale:
Fixed maturity securities	$54,683	$—	$54,683	$—
Equity investments	105,777	—	105,777	—
Derivatives	161,245	—	161,245	—
Total net realized gains	$321,705	$—	$321,705	$—
Net unrealized gains (losses):
Fixed maturity securities	$(19,803)	$—	$(19,803)	$—
Equity investments	66,620	—	66,620	—
Other investments	2,211	—	2,211	—
Derivatives	(154,003)	—	(154,003)	—
Change in net asset value of the investment in the InRe Fund (1)	—	365,054	76,607	320,196
Total net unrealized gains (losses)	(104,975)	365,054	(28,368)	320,196
Net realized and unrealized gains	$216,730	$365,054	$293,337	$320,196
(1) Prior to the consolidation of the InRe Fund on April 1, 2021, all income or (loss) from the InRe Fund was determined by the change in NAV of our holdings in the fund, which was included within net unrealized gains (losses) from other investments.
Derivatives Not Designated or Not Qualifying as Net Investments in Hedging Instruments
The InRe Fund’s activities include the purchase and sale of a variety of derivative financial instruments. These derivatives are used for trading purposes and / or managing risk (including market, credit and interest rate risk) associated with the portfolio of investments within the fund.
Derivatives are instruments that derive their value from underlying asset prices, indices, reference rates and other inputs, or a combination of these factors. Derivatives may be traded on an exchange or they may be privately negotiated contracts. Derivative contracts, including options, swaps, contracts for differences, forwards and futures, may result in off-balance sheet risk as the InRe Fund’s obligations under these contracts may exceed the amounts recognized in the condensed consolidated balance sheets. All positions are reported in the condensed consolidated balance sheets at fair value and any change in fair value is reflected in the consolidated statements of earnings as a gain or loss in the period in which such change in fair value occurs.
The derivatives involve varying degrees of market, credit and interest rate risks as described below.
Market Risks
Market risks may arise from the InRe Fund's investments in equity options, contract for differences or futures (which could have unfavorable results due to changes in interest rates, foreign exchange rates, or the fair values of the instruments underlying the contracts). The InRe Fund's exposure to market risks is managed through monitoring of open positions, diversification of the portfolio and balancing the risk of movements in equity prices by entering positions designed to protect against market downturns. The InRe Fund is exposed to market risk equal to the notional value of derivative contracts purchased and is exposed to market risk in excess of the amount recognized in the consolidated balance sheets on certain derivative contracts that are sold short (which represent obligations of the InRe Fund to deliver the specified security at the contracted price at a future point in time, and thereby create a liability to repurchase the security in the market at the prevailing prices). The liability for securities sold short is marked to market based on the current fair value of the underlying security at the reporting date with changes in fair value recorded as unrealized gains or losses in the accompanying consolidated statements of earnings. These transactions may involve market risk in excess of the amount currently reflected in the accompanying condensed consolidated balance sheets.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Credit Risk
Credit risk arises from the potential inability of counterparties to perform in accordance with the terms of a contract (see “Counterparty Credit Risk” section below).
Interest Rate Risk
Interest rate risk arises due to changes in various interest rates and the related impact on valuation of investments within the InRe Fund.
The InRe Fund’s investments in instruments whose values vary with the level or volatility of interest rates exposes it to interest rate risk. These instruments include, but are not limited to, corporate bonds, convertible bonds, certain trading-related assets and liabilities and derivatives.
Financial Statement Presentation
The following table presents the notional values and estimated fair value by instrument as disclosed within the condensed consolidated balance sheet, before counterparty netting, as of June 30, 2021:

	June 30, 2021
	Fair Value	Notional Value
Derivatives Not Designated as Hedging Instruments
Derivative Assets
Option contracts	$431,211	$1,345,380
Forward contracts	46,434	292,882
Total derivative assets of the InRe Fund	$477,645	$1,638,262
Derivative Liabilities
Option contracts	$256,801	$2,140,967
Forward contracts	45,299	1,233,086
Total derivative liabilities of the InRe Fund	$302,100	$3,374,053
The following table presents the income from derivative instruments included within the consolidated statements of earnings for the three and six months ended June 30, 2021 (following consolidation of the InRe Fund on April 1, 2021):

Three and Six Months Ended
June 30, 2021
Derivatives Not Designated as Hedging Instruments
Option contracts	$82
Forward contracts	7,160
Total net gain from derivative instruments, presented as a component of net realized and unrealized gains	$7,242
Counterparty Credit Risk
Credit risk is the risk of the potential inability of counterparties to perform under the terms of contracts. The InRe Fund is exposed to the credit risk relating to whether the counterparty will meet its obligations when they come due. The InRe Fund’s exposure to credit risk at any point in time is limited to amounts recorded as assets in the condensed consolidated balance sheets. The InRe Fund seeks to reduce its credit risk by dealing with reputable counterparties that are high credit quality institutions, and by seeking to negotiate master agreements with inputs that include netting provisions that incorporate the right of “set off” (assets less liabilities) across OTC contracts with such counterparties.
The following disclosure enables users of the financial statements to evaluate the effect or potential effect of netting arrangements on the InRe Fund's financial position for recognized assets and liabilities. These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to an enforceable master netting arrangement or similar agreement or meet the following right of set off criteria: (1) the amounts owed by the InRe Fund to another party are determinable; (2) the InRe Fund has the right to set off the amounts owed

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with the amounts owed by the other party; (3) the InRe Fund intends to set off; and (4) the InRe Fund’s right of set off is enforceable at law.
As of June 30, 2021, the InRe Fund holds financial instruments and derivative instruments that are eligible for offset in the condensed consolidated balance sheet and are subject to a master netting arrangement. The master netting arrangement allows the counterparty to net applicable collateral held on behalf of the InRe Fund against applicable liabilities or payment obligations of the InRe Fund to the counterparty. These arrangements also allow the counterparty to net any of its applicable liabilities or payment obligations they have to the InRe Fund against any collateral sent to the InRe Fund.
The following table provides disclosure regarding the potential effect of offsetting of recognized assets presented in the condensed consolidated balance sheet:

As of June 30, 2021	Gross Amounts of Recognized Derivative Assets	Gross Derivative Liability Amounts Offset in the Balance Sheet	Net Amounts of Derivative Assets Presented in the Balance Sheet	Gross Amounts of Derivative Liabilities Not Offset in the Balance Sheet	Cash Collateral Received	Net Asset Amount
UBS AG	$197,794	$—	$197,794	$(129,558)	$—	$68,236
Morgan Stanley	54,285	—	54,285	(43,092)	—	11,193
Goldman Sachs	34,319	—	34,319	(15,999)	—	18,320
Merrill Lynch	168,882	—	168,882	(94,345)	—	74,537
JP Morgan	22,305	—	22,305	(17,041)	—	5,264
Other	60	—	60	(60)	—	—
Total	$477,645	$—	$477,645	$(300,095)	$—	$177,550

The following table provides disclosure regarding the potential effect of offsetting of recognized liabilities presented in the condensed consolidated balance sheet:

As of June 30, 2021	Gross Amounts of Recognized Derivative Liabilities	Gross Derivative Asset Amounts Offset in the Balance Sheet	Net Amounts of Derivative Liabilities Presented in the Balance Sheet	Gross Amounts of Derivative Assets Not Offset in the Balance Sheet	Cash Collateral Pledged (1)	Net Amount
UBS AG	$(129,558)	$—	$(129,558)	$129,558	$—	$—
Morgan Stanley	(43,092)	—	(43,092)	43,092	—	—
Goldman Sachs	(15,999)	—	(15,999)	15,999	—	—
Merrill Lynch	(94,345)	—	(94,345)	94,345	—	—
JP Morgan	(17,041)	—	(17,041)	17,041	—	—
Other	(2,065)	—	(2,065)	985	1,080	—
Total	$(302,100)	$—	$(302,100)	$301,020	$1,080	$—
(1) Collateral amounts presented, if any, are limited to the derivative balances and, accordingly, do not include any excess collateral received or pledged. Total collateral pledged not presented above was $68.6 million with Barclays Bank Plc, $520.0 million with Goldman Sachs, $1.0 million with HSBC Bank Plc, $96.9 million with Merrill Lynch International, $121.4 million with Morgan Stanley and $70.7 million with UBS AG.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fair Value Hierarchy
We have categorized the InRe Fund's assets and liabilities that are recorded at fair value on a recurring basis among levels based on the observability of inputs as follows:

	June 30, 2021
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities owned:
Equities	$1,135,334	$—	$—	$1,135,334
Warrants and rights	—	59,007	—	59,007
Convertible bonds	—	147,348	46,927	194,275
Corporate bonds	—	4,518	—	4,518
Total securities owned	1,135,334	210,873	46,927	1,393,134

Derivatives assets:
Option contracts	—	431,211	—	431,211
Forward contracts	—	46,434	—	46,434
Total derivative assets	—	477,645	—	477,645

Securities sold, not yet purchased:
Equities	89,427	—	—	89,427
Corporate bonds	—	46,523	—	46,523
Total securities sold, but not yet purchased	89,427	46,523	—	135,950

Derivative liabilities:
Option contracts	—	256,801	—	256,801
Forward contracts	7,003	38,296	—	45,299
Total Derivatives liabilities	$7,003	$295,097	$—	$302,100
Level 3 Measurements and Changes in Leveling
Transfers into or out of levels are recorded at their fair values as of the end of the reporting period, consistent with the date of determination of fair value. There were no securities transferred to or from Level 3 by the InRe Fund during the three and six months ended June 30, 2021.
The InRe Fund purchased a convertible bond during the three and six months ended June 30, 2021 that is the only Level 3 investment measured at fair value on a recurring basis using unobservable inputs as of June 30, 2021. There were no other purchases, issuances, sales or settlements of Level 3 investments by the InRe Fund during the current period.
Net unrealized gains related to Level 3 assets were $16.9 million and are included in net realized and unrealized gains (losses) in the consolidated statements of earnings.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Valuation Techniques and Inputs
The table below presents the qualitative information related to the fair value measurements for convertible bond investment measured at fair value on a recurring basis using Level 3 inputs:

Qualitative Information about Level 3 Fair Value Measurements
Fair Value as of June 30, 2021	Valuation Techniques	Unobservable Input	Range (Average)	Unrealized Gain
$46,927	Broker Pricing	(1)	(1)	$16,927
(1) Where quoted market prices in active markets are not available to estimate fair values for recognition and disclosure purposes, the InRe Fund uses Broker Pricing, a technique that relies on unobservable inputs for the determination of fair value and involves a level of judgement and uncertainty. Changes in the broker price that reasonably could have been different at the reporting date may result in a higher or lower determination of fair value.
Nonconsolidated VIEs
We have investments in certain limited partnership funds which are deemed to be VIEs. The activities of these VIEs are generally limited to holding investments and our involvement in these entities is passive in nature. Our maximum exposure to these VIEs is limited to the fair value of our investment and unfunded commitments at any given time. We do not have the power to direct the activities which most significantly impact the VIEs economic performance. As a result, we are not the primary beneficiary of these VIEs and are therefore not required to consolidate them.
The table below presents the fair value of our investments in nonconsolidated VIEs as well as our maximum exposure to loss associated with these VIEs:

As of June 30, 2021	Fair Value	Unfunded Commitments	Maximum Exposure to Loss
Equities
Publicly traded equity investment in common stock	$60,911	$—	$60,911

Other investments
Hedge funds	$73,130	$—	$73,130
Fixed income funds	132,229	44,263	176,492
Private equity funds	479,470	781,162	1,260,632
CLO equity funds	190,158	—	190,158
Private credit funds	242,359	72,289	314,648
Other	17,971	38,544	56,515
Total	$1,135,317	$936,258	$2,071,575

Total investments in nonconsolidated VIEs	$1,196,228	$936,258	$2,132,486

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2020	Fair Value	Unfunded Commitments	Maximum Exposure to Loss
Equities
Publicly traded equity investment in common stock	$54,248	$—	$54,248

Other investments
Hedge fund	$2,638,339	$—	$2,638,339
Fixed income funds	98,874	16,538	115,412
Private equity funds	361,691	761,969	1,123,660
CLO equity funds	166,524	—	166,524
Private credit funds	183,069	126,455	309,524
Other	12,358	17,674	30,032
Total	$3,460,855	$922,636	$4,383,491

Total investments in nonconsolidated VIEs	$3,515,103	$922,636	$4,437,739
12. PREMIUMS WRITTEN AND EARNED
The following table provides a summary of premiums written and earned by segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Run-off
Gross	$8,001	$61,564	$(2,155)	$14,395	$30,184	$155,770	$(1,828)	$32,473
Ceded	2,160	(19,160)	(1,048)	(3,878)	(15,525)	(40,530)	801	(5,926)
Net	$10,161	$42,404	$(3,203)	$10,517	$14,659	$115,240	$(1,027)	$26,547
Legacy Underwriting
Gross	$13,515	$38,060	$141,547	$167,235	$41,089	$86,119	$350,981	$344,278
Ceded	(6,501)	(20,820)	(17,568)	(34,881)	(22,608)	(48,839)	(74,719)	(68,603)
Net	$7,014	$17,240	$123,979	$132,354	$18,481	$37,280	$276,262	$275,675
Total
Gross	$21,516	$99,624	$139,392	$181,630	$71,273	$241,889	$349,153	$376,751
Ceded	(4,341)	(39,980)	(18,616)	(38,759)	(38,133)	(89,369)	(73,918)	(74,529)
Total	$17,175	$59,644	$120,776	$142,871	$33,140	$152,520	$275,235	$302,222
Gross premiums written for the three and six months ended June 30, 2021 decreased by $117.9 million and $277.9 million, respectively, primarily due to StarStone International being placed into an orderly run-off in the second quarter of 2020 and the sale of Atrium in the first quarter of 2021. Refer to Note 3 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" for further information.
13. GOODWILL AND INTANGIBLE ASSETS
As of June 30, 2021 and December 31, 2020, goodwill, included within other assets in the condensed consolidated balance sheets, was $63.0 million and related to the Run-off segment. Goodwill relating to the Legacy Underwriting segment of $8.0 million was impaired in the second quarter of 2020 following the decision to place StarStone International into run-off.
The amortization recorded on the intangible assets of the Legacy Underwriting segment, prior to the reclassification of Atrium to held-for-sale, for the three and six months ended June 30, 2020 was $0.5 million and $1.0 million, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. DEBT OBLIGATIONS AND CREDIT FACILITIES
We utilize debt financing and credit facilities primarily for funding acquisitions and significant new business, investment activities and, from time to time, for general corporate purposes. Our debt obligations were as follows:

Facility	Origination Date	Term	June 30, 2021	December 31, 2020
4.50% Senior Notes due 2022	March 10, 2017	5 years	$349,492	$349,253
4.95% Senior Notes due 2029	May 28, 2019	10 years	494,777	494,194
Total Senior Notes			844,269	843,447
5.75% Junior Subordinated Notes due 2040	August 26, 2020	20 years	344,943	344,812
EGL Revolving Credit Facility	August 16, 2018	5 years	175,000	185,000
Total debt obligations			$1,364,212	$1,373,259
The table below provides a summary of the total interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense on debt obligations	$15,896	$13,675	$31,803	$26,870
Amortization of debt issuance costs	349	343	605	563
Funds withheld balances and other	56	—	72	—
Total interest expense	$16,301	$14,018	$32,480	$27,433
Debt Obligations
Senior Notes
We have issued two series of Senior Notes as shown in the table above. The 2022 Senior Notes and the 2029 Senior Notes bear interest at a fixed rate per annum, equal to 4.50% and 4.95%, respectively.
We incurred costs of $2.9 million and $6.8 million in issuing the 2022 and 2029 Senior Notes, respectively. The unamortized costs as of June 30, 2021 were $0.5 million and $5.2 million, respectively (December 31, 2020: $0.7 million and $5.8 million, respectively).
Junior Subordinated Notes
Our wholly-owned subsidiary, Enstar Finance LLC ("Enstar Finance") issued the Junior Subordinated Notes as shown in the table above, which are fully and unconditionally guaranteed by us on an unsecured and junior subordinated basis. The Junior Subordinated Notes bear interest (i) during the initial five-year period ending August 31, 2025, at a fixed rate per annum of 5.75% and (ii) during each five-year reset period thereafter beginning September 1, 2025, at a fixed rate per annum equal to the five-year U.S. treasury rate calculated as of two business days prior to the beginning of such five-year period plus 5.468%.
We incurred costs of $5.2 million in issuing the Junior Subordinated Notes. The unamortized costs as of June 30, 2021 and December 31, 2020 were $5.1 million and $5.2 million, respectively.
EGL Revolving Credit Facility
As of June 30, 2021, we were permitted to borrow up to an aggregate of $600.0 million under the revolving credit facility. We may request additional commitments under the facility up to an additional $400.0 million, which the existing lenders in their discretion or new lenders may provide, in each case subject to the terms of the agreement. To date, we have not requested any additional commitments under the facility.
As of June 30, 2021, there was $425.0 million of available unutilized capacity under the facility. Refer to Note 23 - "Subsequent Events" for additional information related to borrowings subsequent to June 30, 2021.
We pay interest on loans borrowed under the facility at a per annum rate comprising a reference rate determined based on the type of loan we borrow plus a margin based on the Company's long term senior unsecured debt ratings. The applicable reference rate is adjusted base rate for base rate loans and adjusted LIBOR for LIBOR loans. The applicable margin varies based upon changes to our long term senior unsecured debt ratings assigned by S&P or Fitch. We pay interest quarterly for base rate loans and as frequently as monthly for LIBOR loans, depending on the applicable interest period. We also pay a commitment fee based on the average daily

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unutilized capacity under the facility.
Maturities
As of June 30, 2021, the amount of outstanding debt obligations that will become due in each of the next five years and thereafter was as follows: 2021, $0; 2022, $350.0 million; 2023, $175.0 million; 2024, $0; 2025 $0; and thereafter, $850.0 million.
Credit and Deposit Facilities
We utilize unsecured and secured letters of credit and a deposit facility to support certain of our (re)insurance performance obligations.
$275.0 million Funds at Lloyd's Letter of Credit Facility
We use letters of credit under this facility to satisfy a portion of our Funds at Lloyd's requirements. We may request additional commitments under the facility in an aggregate amount not to exceed $75.0 million and letters of credit issued under the facility will expire at the end of 2025. As of June 30, 2021 and December 31, 2020, our combined Funds at Lloyd's comprised cash and investments of $581.0 million (including $89.8 million provided under the Funds at Lloyd's Deposit Facility discussed below) and $260.9 million, respectively, and unsecured letters of credit of $210.0 million as of both dates.
$90.0 million Funds at Lloyd’s Deposit Facility
On May 6, 2021, we entered into a $90.0 million Funds at Lloyd's Deposit Facility. We use this facility to satisfy a portion of our Funds at Lloyd’s requirements. Under this facility, a third-party lender deposits a requested market valuation amount of eligible securities into Lloyd’s on behalf of our Lloyd’s corporate member. We may request additional commitments under the facility in an aggregate amount not to exceed $10.0 million, and the facility is scheduled to expire on May 6, 2023. As of June 30, 2021 the aggregate amount requested as deposits under the facility was $90.0 million.
$250.0 million Letter of Credit Facility
On June 3, 2021, we entered into an uncommitted letter of credit facility, and on June 4, 2021, we procured the issuance of a $250.0 million letter of credit thereunder. We use the letter of credit issued under this facility to provide collateral support for certain reinsurance obligations of our subsidiaries. As of June 30, 2021, the aggregate amount of letters of credit issued under the facility was $250.0 million.
$100.0 million Letter of Credit Facility
On May 24, 2021, we entered into an uncommitted letter of credit facility and procured the issuance of a $100.0 million letter of credit thereunder. We use the letter of credit issued under this facility to provide collateral support for certain reinsurance obligations of our subsidiaries. As of June 30, 2021, the aggregate amount of letters of credit issued under the facility was $100.0 million.
$120.0 million Letter of Credit Facility
We use this facility to provide collateral support for certain reinsurance obligations of our subsidiaries. We may request additional commitments under the facility in an aggregate amount not to exceed $60.0 million, which the existing lender in its discretion or new lenders may provide, in each case subject to the terms of the agreement. As of June 30, 2021 and December 31, 2020, the aggregate amount of letters of credit issued under the facility was $115.7 million as of both dates.
$800.0 million Syndicated Letter of Credit Facility
We use this facility to collateralize certain reinsurance obligations. As of June 30, 2021 and December 31, 2020, the aggregate amount of letters of credit issued under the facility was $566.6 million and $587.1 million, respectively. The December 31, 2020 amount has been corrected from $424.1 million that was previously disclosed in our 2020 Annual Report on Form-K. This correction has no impact on our condensed consolidated financial statements and is not considered material to previously issued financial statements.
$65.0 million Letter of Credit Facility
We use this facility to collateralize a portion of our reinsurance obligations relating to our novation transaction with Hannover Re, which we completed on August 6, 2020, as discussed in Note 2 - "Significant New Business." As of June 30, 2021 and December 31, 2020, the aggregate amount of letters of credit issued under the facility was $61.0 million as of both dates.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Subsidiary Capital Letters of Credit
We also utilize unsecured letters of credit to support the regulatory capital requirements of certain of our subsidiaries.
$100.0 million Bermuda Letter of Credit Facility
The letter of credit issued under this facility qualifies as eligible capital for one of our Bermuda regulated subsidiaries. As of June 30, 2021 and December 31, 2020, the aggregate face amount of letters of credit under the facility was $100.0 million as of both dates.
GBP £32.0 million United Kingdom Letter of Credit Facility
The letter of credit issued under this facility qualifies as Ancillary Own Funds capital for one of our U.K. regulated subsidiaries. As of June 30, 2021 and December 31, 2020, the aggregate face amount of letters of credit under the facility was $44.2 million and $43.7 million, respectively.
Refer to Note 15 - "Debt Obligations and Credit Facilities" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 for further information on the terms of our letter of credit facilities.
15. NONCONTROLLING INTERESTS
We have both redeemable noncontrolling interest ("RNCI") and noncontrolling interest ("NCI") on our condensed consolidated balance sheets. RNCI with redemption features that are not solely within our control are classified within temporary equity in the condensed consolidated balance sheets and carried at redemption value, which is fair value. The change in fair value is recognized through retained earnings as if the balance sheet date were also the redemption date. In addition, we also have NCI, which is carried at book value, does not have redemption features and is classified within equity in the condensed consolidated balance sheets.
Redeemable Noncontrolling Interest
As of December 31, 2020, the RNCI comprised the ownership interests held by the Trident V Funds (39.3%) and the Dowling Funds (1.7%) in our subsidiary North Bay. As discussed in Note 3 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations," North Bay owned our investment in Northshore, the holding company that owns Atrium and Arden and SSHL, the holding company for the StarStone group, which includes StarStone International and which also owned StarStone U.S. prior to its sale to Core Specialty which was completed on November 30, 2020. Following the completion of the Exchange Transaction on January 1, 2021, there is no RNCI in respect of Northshore and the remaining RNCI as of June 30, 2021 relates only to StarStone International.
The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Balance at beginning of period	$174,803	$392,773	$365,436	$438,791
Distributions paid	—	—	(202,073)	—
Net earnings (losses) attributable to RNCI	2,441	(20,140)	14,186	(52,099)
Change in unrealized losses on AFS investments attributable to RNCI	40	10,543	(211)	6,373
Change in currency translation adjustments attributable to RNCI	165	(165)	841	(165)
Change in redemption value of RNCI	—	(16,478)	(730)	(26,628)
Cumulative effect of change in accounting principle attributable to RNCI (1)	—	—	—	261
Balance at end of period	$177,449	$366,533	$177,449	$366,533
(1) The Company adopted ASU 2016-13 and the related amendments on January 1, 2020. Refer to Note 2 - "Significant Accounting Policies" to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 for further details.
We carried the RNCI at its estimated redemption value, which is fair value, as of June 30, 2021 and December 31, 2020. The decrease in the six months ended June 30, 2021 was primarily driven by the Exchange

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Transaction, which was completed on January 1, 2021, whereas the decrease in the six months ended June 30, 2020 was primarily attributable to net losses related to StarStone during that period.
Refer to Note 21 - "Commitments and Contingencies" for additional information regarding RNCI.
Noncontrolling Interest
As of June 30, 2021 and December 31, 2020, we had $12.6 million and $13.6 million, respectively, of NCI primarily related to external interests in three of our subsidiaries. A reconciliation of the beginning and ending carrying amount of the equity attributable to NCI is included in the consolidated statement of changes in shareholder's equity.
16. SHAREHOLDERS' EQUITY
Voting Ordinary Shares
Share Repurchases
On February 25, 2021, our Board of Directors approved an extension of the duration of our previously announced ordinary share repurchase program (the “Repurchase Program”) through March 1, 2022. The Repurchase Program was previously set to expire on March 1, 2021. Pursuant to the Repurchase Program, the Company was able to repurchase a limited number of its ordinary shares, not to exceed $150.0 million in aggregate, including shares repurchased prior to the extension of the Repurchase Program.
Pursuant to the Repurchase Program during the three and six months ended June 30, 2021, we repurchased 30,364 and 48,367 ordinary shares, at an average price of $237.39 and $236.39, respectively, and for an aggregate price of $7.2 million and $11.4 million, respectively. As of June 30, 2021, the remaining capacity under the Repurchase Program was $112.6 million.
Refer to Note 23 - "Subsequent Events" for additional information related to ordinary share repurchases subsequent to June 30, 2021 and the termination of the Repurchase Program on July 15, 2021.
Non-Voting Ordinary Shares
Series C
Warrants to acquire 175,901 Series C Non-Voting Ordinary Shares for an exercise price of $115.00 per share were exercised on a non-cash basis during the six months ended June 30, 2021, which resulted in a total of 89,590 Series C Non-Voting Ordinary Shares being issued in the period.
Dividends on Preferred Shares
During the three months ended June 30, 2021 and 2020, we declared and paid dividends on Series D Preferred Shares of $7.0 million and on Series E Preferred Shares of $1.9 million for both periods. During the six months ended June 30, 2021 and 2020, we declared and paid dividends on Series D Preferred Shares of $14.0 million and on Series E Preferred Shares of $3.9 million for both periods.
Refer to Note 23 - "Subsequent Events" for additional information related to preferred share dividends declared subsequent to June 30, 2021.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accumulated Other Comprehensive Income
The following tables present a roll forward of accumulated other comprehensive income (loss):

	Unrealized gains (losses) arising during the year	Cumulative Currency Translation Adjustment	Defined Benefit Pension Liability	Total
Balance, March 31, 2021, net of tax	$(26,541)	$8,619	$207	$(17,715)
Unrealized gains on fixed income available-for-sale investments arising during the year	57,020	—	—	57,020
Reclassification adjustment for change in allowance for credit losses recognized in net earnings	(5,094)	—	—	(5,094)
Reclassification adjustment for net realized gains included in net earnings	(529)	—	—	(529)
Change in currency translation adjustment	—	(399)	—	(399)
Total other comprehensive income (loss)	51,397	(399)	—	50,998
Other comprehensive (income) loss attributable to RNCI	(40)	(166)	—	(206)
Balance, June 30, 2021, net of tax	$24,816	$8,054	$207	$33,077

	Unrealized gains (losses) arising during the year	Cumulative Currency Translation Adjustment	Defined Benefit Pension Liability	Total
Balance, March 31, 2020, net of tax	$(41,573)	$7,862	$(945)	$(34,656)
Unrealized gains on fixed income available-for-sale investments arising during the year	112,506	—	—	112,506
Reclassification adjustment for change in allowance for credit losses recognized in net earnings	(10,762)	—	—	(10,762)
Reclassification adjustment for net realized gains included in net earnings	(4,222)	—	—	(4,222)
Change in currency translation adjustment	—	(1,205)	—	(1,205)
Total other comprehensive income (loss)	97,522	(1,205)	—	96,317
Other comprehensive (income) loss attributable to RNCI	(10,543)	167	—	(10,376)
Balance, June 30, 2020, net of tax	$45,406	$6,824	$(945)	$51,285

	Unrealized gains (losses) arising during the year	Cumulative Currency Translation Adjustment	Defined Benefit Pension Liability	Total
Balance, December 31, 2020, net of tax	$72,576	$7,876	$207	$80,659
Unrealized losses on fixed income available-for-sale investments arising during the year	(54,254)	—	—	(54,254)
Reclassification adjustment for change in allowance for credit losses recognized in net earnings	6,931	—	—	6,931
Reclassification adjustment for net realized gains included in net earnings	(1,123)	—	—	(1,123)
Reclassification to earnings on disposal of subsidiary	475	—	—	475
Change in currency translation adjustment	—	1,019	—	1,019
Total other comprehensive income (loss)	(47,971)	1,019	—	(46,952)
Other comprehensive (income) loss attributable to RNCI	211	(841)	—	(630)
Balance, June 30, 2021, net of tax	$24,816	$8,054	$207	$33,077

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Unrealized gains (losses) arising during the year	Cumulative Currency Translation Adjustment	Defined Benefit Pension Liability	Total
Balance, December 31, 2019, net of tax	$(432)	$8,548	$(945)	$7,171
Unrealized gains on fixed income available-for-sale investments arising during the year	53,771	—	—	53,771
Reclassification adjustment for change in allowance for credit losses recognized in net earnings	2,450	—	—	2,450
Reclassification adjustment for net realized gains included in net earnings	(4,010)	—	—	(4,010)
Change in currency translation adjustment	—	(1,891)	—	(1,891)
Total other comprehensive income (loss)	52,211	(1,891)	—	50,320
Other comprehensive (income) loss attributable to RNCI	(6,373)	167	—	(6,206)
Balance, June 30, 2020, net of tax	$45,406	$6,824	$(945)	$51,285
The following table presents details about the tax effects allocated to each component of other comprehensive income (loss):

	Three Months Ended
	June 30,
	2021			2020
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains (losses) on fixed income available-for-sale investments arising during the year	$59,178	$(2,158)	$57,020	$112,506	$—	$112,506
Reclassification adjustment for change in allowance for credit losses recognized in net earnings	(5,090)	(4)	(5,094)	(10,762)	—	(10,762)
Reclassification adjustment for net realized (gains) losses included in net earnings	(630)	101	(529)	(4,222)	—	(4,222)
Change in currency translation adjustment	(399)	—	(399)	(1,205)	—	(1,205)
Other comprehensive income (loss)	$53,059	$(2,061)	$50,998	$96,317	$—	$96,317

	Six Months Ended
	June 30,
	2021			2020
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains (losses) on fixed income available-for-sale investments arising during the year	$(57,089)	$2,835	$(54,254)	$53,771	$—	$53,771
Reclassification adjustment for change in allowance for credit losses recognized in net earnings	7,137	(206)	6,931	2,450	—	2,450
Reclassification adjustment for net realized (gains) losses included in net earnings	(1,499)	376	(1,123)	(4,010)	—	(4,010)
Reclassification to earnings on disposal of subsidiary	586	(111)	475	—	—	—
Change in currency translation adjustment	1,019	—	1,019	(1,891)	—	(1,891)
Other comprehensive income (loss)	$(49,846)	$2,894	$(46,952)	$50,320	$—	$50,320
The following table presents details of amounts reclassified from accumulated other comprehensive income:

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
Details about AOCI components	June 30, 2021	June 30, 2020	Affected Line Item in Statement where Net Earnings are presented
Unrealized gains on fixed income available-for-sale investments	5,720	13,012	Net realized and unrealized gains
	—	1,972	Net loss from discontinued operations
	5,720	14,984	Total before tax
	(97)	—	Income tax benefit
Total reclassifications for the period, net of tax	5,623	14,984

	Six Months Ended
Details about AOCI components	June 30, 2021	June 30, 2020	Affected Line Item in Statement where Net Earnings are presented
Unrealized gains (losses) on fixed income available-for-sale investments	(6,224)	894	Net realized and unrealized gains
	—	666	Net loss from discontinued operations
	(6,224)	1,560	Total before tax
	(59)	—	Income tax benefit
Total reclassifications for the period, net of tax	(6,283)	1,560

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net earnings per ordinary share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Earnings per share attributable to Enstar ordinary shareholders:
Net earnings from continuing operations (1)	$377,326	$799,232	$560,523	$283,632
Net loss from discontinued operations (2)	—	(679)	—	(1,900)
Net earnings attributable to Enstar ordinary shareholders:	$377,326	$798,553	$560,523	$281,732

Denominator:
Weighted-average ordinary shares outstanding — basic (3)	21,631,749	21,565,240	21,597,236	21,557,542
Effect of dilutive securities:
Share-based compensation plans (4)	200,469	185,300	214,849	177,264
Warrants (5)	—	38,702	80,659	53,525
Weighted-average ordinary shares outstanding — diluted	21,832,218	21,789,242	21,892,744	21,788,331

Earnings per share attributable to Enstar ordinary shareholders:
Basic:
Net earnings from continuing operations	$17.44	$37.06	$25.95	$13.16
Net loss from discontinued operations	—	(0.03)	—	(0.09)
Net earnings per ordinary share	$17.44	$37.03	$25.95	$13.07
Diluted:
Net earnings from continuing operations	$17.28	$36.68	$25.60	$13.02
Net loss from discontinued operations	—	(0.03)	—	(0.09)
Net earnings per ordinary share	$17.28	$36.65	$25.60	$12.93
(1) Net earnings from continuing operations attributable to Enstar ordinary shareholders equals net earnings from continuing operations, plus net loss (earnings) from continuing operations attributable to noncontrolling interest, less dividends on preferred shares.
(2) Net loss from discontinued operations attributable to Enstar ordinary shareholders equals net loss from discontinued operations, net of income tax benefit (expense), plus net loss from discontinued operations attributable to noncontrolling interest; refer to Note 3 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" for a breakdown by period.
(3) Weighted-average ordinary shares for basic earnings per share includes ordinary shares (voting and non-voting) but excludes ordinary shares held in the Enstar Group Limited Employee Benefit Trust (the "EB Trust") in respect of Joint Share Ownership Plan ("JSOP") awards.
(4) Share-based dilutive securities include restricted shares, restricted share units, and performance share units. Certain share-based compensation awards, including the ordinary shares held in the EB Trust in respect of JSOP awards, were excluded from the calculation for the three and six months ended June 30, 2021 and 2020 because they were anti-dilutive.
(5) Warrants to acquire 175,901 Series C Non-Voting Ordinary Shares for an exercise price of $115.00 per share were exercised on a non-cash basis during the six months ended June 30, 2021, which resulted in a total of 89,590 Series C Non-Voting Ordinary Shares being issued in the period. As of June 30, 2021, there were no warrants outstanding following the exercise described. The warrants presented in the table above are a weighted-average of the warrants outstanding for the period.

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
The table below provides a summary of the compensation costs for all of our share-based compensation plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Share-based compensation plans:
Restricted shares and restricted share units	$1,714	$2,330	$3,009	$3,929
Performance share units	2,995	5,855	6,890	5,188
Cash-settled stock appreciation rights	245	(316)	3,013	(3,475)
Joint share ownership plan expense	1,133	1,133	2,254	2,005
Other share-based compensation plans:
Northshore incentive plan	—	(25)	—	447
StarStone incentive plan	—	—	—	(223)
Deferred compensation and ordinary share plan for non-employee directors	108	93	979	959
Employee share purchase plan	81	104	166	208
Total share-based compensation	$6,276	$9,174	$16,311	$9,038
The associated tax benefit recorded to income tax benefit in the consolidated statement of earnings was $0.5 million and $0.4 million for the three months ended June 30, 2021, and 2020, respectively and $1.4 million and $1.3 million for the six months ended June 30, 2021, and 2020, respectively.
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
Interim Tax Expense
The effective tax rates on income for the three months ended June 30, 2021 and 2020 were 2.4% and 2.1%, respectively, and for the six months ended June 30, 2021 and 2020 were 0.6% and 4.4%, respectively. The effective tax rate on income differs from the statutory rate of 0% due to tax on foreign operations, primarily the U.S. and the U.K.
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
Assessment of Valuation Allowance on Deferred Tax Assets
We have estimated the future taxable income of our foreign subsidiaries and have provided a valuation allowance in respect of loss carryforwards where we do not expect to realize a tax benefit. We have considered all available evidence using a "more likely than not" standard in determining the amount of the valuation allowance. During the three and six months ended June 30, 2021, we have maintained a valuation allowance for deferred tax assets which management does not believe meet the "more likely than not" criteria.
Unrecognized Tax Benefits
There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020.
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
Our interests in StarStone and Atrium were held through North Bay, which was a joint venture between us, the Trident V Funds and the Dowling Funds. As of December 31, 2020, we had an indirect 59.0% interest in North Bay and the Trident V Funds and the Dowling Funds owned 39.3% and 1.7%, respectively. North Bay owned 100% of StarStone Specialty Holdings Limited ("SSHL"), the holding company for the StarStone group, which included StarStone U.S. and StarStone International. North Bay also owned 92% of Northshore, the holding company for Atrium and Arden. North Bay also owned the preferred equity of three segregated cells within our wholly-owned subsidiary Fitzwilliam Insurance Limited (the “Fitzwilliam Cells”) that have provided reinsurance to StarStone and are considered part of StarStone International. Following the completion of the sale and recapitalization of StarStone U.S. and the Exchange Transaction, we owned 25.2% on a fully diluted basis (24.7% as of June 30, 2021) of Core Specialty, which owns StarStone U.S., and 13.8% of Northshore, which continues to own Atrium and Arden. The Trident V Funds owned 76.3% of Northshore, and the Dowling Funds owned 0.4% of Core Specialty and 1.6% of Northshore. Additional information relating to our remaining interest in Northshore is set forth under the heading "Northshore" below. The Exchange Transaction had no impact on the ultimate ownership of SSHL, which continues to own StarStone International, with us, the Trident V Funds and the Dowling Funds retaining our and their ownership interests in SSHL of 59.0%, 39.3% and 1.7%, respectively.
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
As of June 30, 2021 and December 31, 2020, the RNCI on our balance sheet relating to these Trident co-investment transactions was $170.1 million and $350.2 million, respectively.
As of June 30, 2021, we had the following additional relationships with Stone Point and its affiliates:
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
•In the fourth quarter of 2018, we invested $25.0 million in Mitchell TopCo Holdings, the parent company of Mitchell International ("Mitchell") and Genex Services, as a co-investor alongside certain Trident funds. Mitchell provides third-party outsourcing managed care services to one of our subsidiaries in the ordinary course of its business; and
•In the second quarter of 2020, we invested $10.0 million in a 2-year senior secured unrated floating rate term loan facility with an extension option which was arranged and managed by Sound Point Capital. The facility's borrower, Amplify U.S. Inc., is a subsidiary of Evergreen (as defined below) and has used the proceeds to purchase AmTrust's preferred stock. The facility ranks senior to all other claims of the borrower, the purchased preferred stock and cash flows therefrom serve as collateral, and AmTrust has provided an unsecured guarantee for the facility. The term loan facility was fully repaid in June 2021. For further information on our relationships with Evergreen and AmTrust, refer to the AmTrust section below.
The following table presents the amounts included in our condensed consolidated balance sheet related to our related party transactions with Stone Point and its affiliated entities:

	June 30, 2021	December 31, 2020
Short-term investments, AFS, at fair value	$—	$878
Fixed maturities, trading, at fair value	142,736	196,086
Fixed maturities, AFS, at fair value	291,924	227,397
Equities, at fair value	134,178	103,914
Other investments, at fair value:
Hedge funds	—	19,844
Fixed income funds	230,341	210,017
Private equity funds	52,811	37,262
CLO equities	36,032	38,658
CLO equity funds	189,793	166,523
Private Debt	18,950	27,016
Real estate fund	29,855	27,278
Total investments	1,126,620	1,054,873
Cash and cash equivalents	13,635	23,933
Other assets	1,971	403
Other liabilities	1,515	745
Net investment	$1,140,711	$1,078,464
As of June 30, 2021, we had unfunded commitments of $203.2 million to other investments, $38.0 million to privately held equity and $21.0 million to fixed maturity investments managed by Stone Point and its affiliated entities.
The following table presents the amounts included in net earnings related to our related party transactions with Stone Point and its affiliated entities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net investment income	$4,416	$4,793	$4,878	$8,877
Net realized and unrealized gains (losses)	22,318	29,729	47,232	(72,787)
Total net earnings (losses)	$26,734	$34,522	$52,110	$(63,910)

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Hillhouse
Investment funds managed by Hillhouse Group (defined below) collectively owned 9.4% of Enstar’s voting ordinary shares as of June 30, 2021. These funds also owned non-voting ordinary shares, which together with their voting ordinary shares, represented 16.9% economic interest in Enstar as of June 30, 2021. During the six months ended June 30, 2021, Hillhouse Group exercised warrants on a non-cash basis to acquire 175,901 Series C Non-Voting Ordinary Shares for an exercise price of $115.00 per share, which resulted in a total of 89,590 Series C Non-Voting Ordinary Shares being issued to Hillhouse Group in the period. From February 2017 to February 2021, Jie Liu, a partner of AnglePoint HK (defined below), served on our Board.
We have historically made significant direct investments in funds (the "Hillhouse Funds") managed by Hillhouse Capital Management, Ltd. and Hillhouse Capital Advisors, Ltd. (together, "Hillhouse Group") and AnglePoint Asset Management Ltd., an affiliate of Hillhouse Group ("AnglePoint Cayman").
On February 21, 2021, we entered into a Termination and Release Agreement (the "TRA") with the InRe Fund, Hillhouse Group, AnglePoint Cayman, AnglePoint Asset Management Limited (“AnglePoint HK”), and InRe Fund GP, Ltd. (“InRe GP”) pursuant to which we agreed to terminate certain relationships with Hillhouse and its affiliates, primarily with respect to the InRe Fund. In connection with AnglePoint Cayman ceasing to serve as investment manager of the InRe Fund, affiliates of Hillhouse Group agreed to a deduction of $100.0 million from amounts due to them from the InRe Fund and to waive their right to receive any performance fees that could have been earned for 2021. We also redeemed our investments in the other Hillhouse Funds at their carrying value plus an implied interim return and received $381.3 million in the form of additional interest in the InRe Fund.
AnglePoint Cayman previously received sub-advisory services with respect to InRe Fund from its affiliate, AnglePoint HK, an investment advisory company licensed by the Securities and Futures Commission in Hong Kong. Pursuant to the TRA, we acquired an option to buy AnglePoint HK, which we also had the right to assign to a third-party. On April 1, 2021, we entered into a Designation Agreement with Jie Liu (the "Designation Agreement"), pursuant to which we designated Mr. Liu, an AnglePoint HK partner, as the purchaser of AnglePoint HK, and he acquired the company from an affiliate of Hillhouse Group on the same day. AnglePoint Cayman simultaneously assigned its investment management agreement with InRe Fund to AnglePoint HK. The Designation Agreement requires us and AnglePoint HK to amend the InRe Fund investment management agreement and limited partnership agreement to incorporate a revised fee structure for AnglePoint HK and certain other agreed changes.
The InRe Fund, qualifies as a variable interest entity and was consolidated effective April 1, 2021, refer to Note 11 - "Variable Interest Entities" for additional information. As a result, the InRe Fund ceased to be a related party on the same date.
As of December 31, 2020, the carrying value (i.e., the net asset value) of our direct investment in the InRe Fund, which was then managed by AnglePoint Cayman, was $2.4 billion. Hillhouse Group and AnglePoint Cayman charged investment management and performance fees to funds they manage, which are deducted from the Hillhouse Funds’ reported net asset values. For the full year ended December 31, 2020, we incurred management and performance fees of $489.0 million. This amount has been revised from $394.0 million disclosed in our 2020 Annual Report on Form 10-K to correct management and performance fees for full year 2020. This correction has no impact on our consolidated financial statements and is not considered material to previously issued financial statements.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of June 30, 2021, our equity method investee, Enhanzed Re, had investments in a fund managed by AnglePoint Cayman, as set forth in the table below. Our condensed consolidated balance sheet included the following balances related to transactions with Hillhouse Group and its affiliates (as applicable):

	June 30, 2021	December 31, 2020
Investments in funds managed by AnglePoint Cayman, held by Enhanzed Re	$12,954	$851,435
Our ownership percentage of Enhanzed Re	47.4%	47.4%
Our share of Enhanzed Re's investment in funds managed by AnglePoint Cayman held by Enhanzed Re (through our equity method investment ownership)	$6,140	$403,580

Investment in other funds managed by Hillhouse Group and its affiliates:
InRe Fund (1)		$2,365,158
Other funds	$—	369,508
	$—	$2,734,666
(1) Effective April 1, 2021, AnglePoint HK assumed the role of manager of the InRe Fund as described above, refer to AnglePoint HK disclosures below.
During the second quarter of 2021, Enhanzed Re redeemed $902.2 million of their investments in funds managed by AnglePoint Cayman.
The following table presents the amounts included in net earnings related to our related party transactions with Hillhouse Group and its affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
InRe Fund (1) (2)	$—	$365,054	$76,607	$320,196
Other Funds	—	55,230	20,871	35,184
Net realized and unrealized gains	$—	$420,284	$97,478	$355,380
(1) Effective April 1, 2021, AnglePoint HK assumed the role of manager of the InRe Fund as described above, refer to AnglePoint HK disclosures below.
(2) The six months ended June 30, 2021, includes the impact of a deduction of $100.0 million from amounts due to affiliates of Hillhouse Group from the InRe Fund, which had the effect of increasing our NAV in the InRe Fund on February 21, 2021.
Refer to Note 23 - "Subsequent Events" for additional information related to transactions with Hillhouse Group subsequent to June 30, 2021.
AnglePoint HK
As of June 30, 2021, the carrying value (i.e., the net asset value) of our direct investment in the InRe Fund, L.P. (the "InRe Fund"), which is managed by AnglePoint HK (defined and discussed above), was $2.2 billion.
The following table presents the amounts included in net earnings related to our related party transactions with AnglePoint HK (as applicable):

Three and Six Months Ended June 30,
2021
Net investment expenses (1)	$(20,171)
Net realized and unrealized gains	216,730
$196,559
(1) The InRe Fund net investment expenses primarily include management and performance fee accruals which were previously included in the change in NAV and included within net realized and unrealized gains prior to consolidation of the fund.
Northshore
Following the completion of the Exchange Transaction with the Stone Point managed Trident V Funds on January 1, 2021 as described in Note 3 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations", our

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
equity interest in Northshore, the holding company that owns Atrium and Arden was reduced to 13.8% from 54.1% while the Trident V Funds' total equity interest in Northshore increased from 36.0% to 76.3%. We have accounted for our residual equity interest in Northshore as an investment in a privately held equity security at fair value. The carrying value of our investment in Northshore was $34.0 million as of June 30, 2021.
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
Our condensed consolidated balance sheet included the following balances between us and Arden:

June 30, 2021
Balances under LPT Retrocession Agreement:
Premiums Receivable	$13,185
Loss and loss adjustment expenses	12,921
Our condensed consolidated statement of earnings included the following amounts between us and Arden:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Transactions under LPT Retrocession Agreement:
Net incurred losses and LAE	$28	$346
Interest expense	(83)	(83)
Total net earnings (loss)	$(55)	$263
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

December 31, 2020
Distributions of SGL No.1 Share of Syndicate 609 results	19,115
Due to Arden under reinsurance agreement	(7,965)
Due to Atrium 5 limited under capacity lease agreement	(11,150)
Net balances with Northshore Group	—
There is no net retention for Enstar on Atrium's 2020 and prior underwriting years as the business was contractually transferred to the Atrium entities that were divested in the Exchange Transaction. Effective January 1, 2021, all balances that SGL No. 1 has with Atrium and Arden are no longer eliminated in our condensed consolidated financial statements.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our condensed consolidated balance sheet includes the following balances related to our participation in Atrium's Syndicate 609 through our wholly-owned subsidiary SGL 1. The balances are disclosed on a gross basis and therefore include the reinsurance balances recoverable from Arden under a quota share reinsurance agreement as well as the net results arising from our participation which is payable by SGL 1 to Atrium under a capacity lease tenancy agreement as described further below:

June 30, 2021
Balances under quota share agreement
Short-term investments, trading, at fair value	$—
Fixed maturities, trading, at fair value	165,717
Fixed maturities, available-for-sale, at fair value	1,102
Other investments, at fair value	12,153
Cash and cash equivalents	24,654
Restricted cash and cash equivalents	4,626
Premiums receivable	18,408
Reinsurance balances recoverable on paid and unpaid losses	76,670
Funds held by reinsured companies	31,555
Other assets	41,657
Losses and loss adjustment expenses	240,910
Insurance and reinsurance balances payable	87,240
Other liabilities	48,286

Balances under lease capacity agreement
Other liabilities	12,782
Our condensed consolidated statement of earnings included the following amounts related to our participation in Atrium's Syndicate 609 through our wholly-owned subsidiary SGL 1. These amounts reflect the impact of cessions by SGL 1 to Arden under a quota share reinsurance agreement with the net results arising from our participation being payable by SGL 1 to Atrium under a capacity lease tenancy agreement as described further below:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Transactions under quota share agreement
Net premiums earned	$17,240	$37,280
Net investment income	288	1,046
Net realized and unrealized gains (losses)	210	(1,099)
Other income	1,282	1,282
Net incurred losses and loss adjustment expenses	(10,281)	(14,759)
Acquisition costs	(4,922)	(9,899)
General and administrative expenses	(1,418)	(3,502)

Transactions under lease capacity agreement
Other expense	$(3,831)	$(10,349)
Total net earnings	$(1,432)	$—
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
Monument Re
Monument Insurance Group Limited ("Monument Re") was established in October 2016 and Enstar has invested a total of $59.6 million in the common and preferred shares of Monument Re as of June 30, 2021 (December 31, 2020: $59.6 million). We own 20% of the common shares of Monument Re, as well as different classes of preferred shares which have fixed dividend yields, and which collectively represented a total economic interest of 22.5% as at June 30, 2021 (December 31, 2020: 23.0%). In connection with our investment in Monument Re, we entered into a Shareholders Agreement with the other shareholders and have accounted for our equity interest in Monument Re as an equity method investment since we have significant influence over its operating and financial policies.
Our investment in the common and preferred shares of Monument Re, which is included in equity method investments on our condensed consolidated balance sheet, as of June 30, 2021 and December 31, 2020 was $204.3 million and $193.7 million, respectively.
During the three months ended June 30, 2021 and 2020 our share of net earnings (loss) on our investment in Monument Re was $1.9 million and $(0.1) million, respectively. During the six months ended June 30, 2021 and 2020 our share of net earnings (loss) on our investment in Monument Re was $16.7 million and $(1.5) million, respectively. In addition, one of our representatives serves on Monument Re's board of directors. During the three and six months ended June 30, 2021 and 2020 we received director fees from Monument of $0.1 million (three and six months ended June 30, 2020: $0).
Refer to Note 23 - "Subsequent Events" for additional information related to transactions with Monument Re subsequent to June 30, 2021.
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
During the three and six months ended June 30, 2020 our share of net losses on our investment in Clear Spring was $0.6 million and $0.2 million.
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our consolidated statement of earnings included the following amounts between us and Clear Spring:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2020	2020
Transactions under StarStone ceding quota share, included in net loss from discontinued operations:
Ceded premium earned	$682	$1
Net incurred losses and LAE	(2,043)	(1,289)
Acquisition costs	(99)	(27)

Transactions under assuming quota share:
Premium earned	(170)	—
Net incurred losses and LAE	510	882
Acquisition costs	20	7

Total net earnings	$(1,100)	$(426)
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
Following the closing of the second transaction, Enstar owns 8.4% of the equity interest in Evergreen and Trident Pine owns 21.8%. Evergreen owns all of the equity interest in AmTrust. In addition, upon the successful closing of the transaction we received a fee of $3.3 million, half of which was received upon closing, and the other half was received on the first anniversary of the closing. The fee was recorded in full in other income within our consolidated statements of earnings for the year ended December 31, 2018.
Our indirect investment in the shares of AmTrust, carried in equities on our condensed consolidated balance sheet, as of June 30, 2021 and December 31, 2020 was $227.4 million and $230.3 million, respectively.
The following table presents the amounts included in net earnings related to our related party transactions with AmTrust (excluding withholding taxes):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net investment income	$1,493	$1,896	$2,986	$4,367
Net realized and unrealized gains (losses)	(1,453)	3,954	(2,945)	3,809
Total net earnings	$40	$5,850	$41	$8,176

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Citco
In June 2018, we made a $50.0 million indirect investment in the shares of Citco III Limited ("Citco"), a fund administrator with global operations. As of June 30, 2021 and December 31, 2020, we owned 31.9% of the common shares in HH CTCO Holdings Limited, which in turn owns 15.4% of the convertible preferred shares, amounting to a 6.2% interest in the total equity of Citco. Pursuant to an investment agreement and in consideration for participation therein, a related party of Hillhouse Group provided us with investment support. In a private transaction that preceded our co-investment opportunity, certain Citco shareholders, including Trident, agreed to sell all or a portion of their interests in Citco. As of June 30, 2021 and December 31, 2020, Trident owned 3.4% interest in Citco. Mr. Carey currently serves as an observer to the board of directors of Citco in connection with Trident's investment therein.
Our indirect investment in the shares of Citco, which is included in equity method investments on our condensed consolidated balance sheet, as of June 30, 2021 and December 31, 2020 was $54.1 million and $53.0 million, respectively.
During the three months ended June 30, 2021 and 2020 our share of net earnings on our indirect investment in Citco was $0.7 million and $0.5 million, respectively. During the six months ended June 30, 2021 and 2020 our share of net earnings on our indirect investment in Citco was $1.4 million and $0.3 million, respectively.
Enhanzed Re
Enhanzed Re is a joint venture between Enstar, Allianz SE ("Allianz") and Hillhouse Group that was capitalized in December 2018. Enhanzed Re is a Bermuda-based Class 4 and Class E reinsurer that reinsures life, non-life run-off, and property and casualty insurance business, initially sourced from Allianz and Enstar. Enstar, Allianz and Hillhouse Group affiliates have made equity investment commitments in the aggregate of $470.0 million to Enhanzed Re. Enstar owns 47.4% of the entity, Allianz owns 24.9%, and an affiliate of Hillhouse Group owns 27.7%. As of June 30, 2021, Enstar contributed $154.1 million of its total capital commitment to Enhanzed Re and had an uncalled amount of $68.7 million. We have accounted for our equity interest in Enhanzed Re as an equity method investment as we have significant influence over its operating and financial policies.
Enstar acts as the (re)insurance manager for Enhanzed Re, for which it receives fee income recorded within fees and commission income, AnglePoint Cayman previously acted as the primary investment manager, and an affiliate of Allianz provides investment management services. Enhanzed Re writes business from affiliates of its operating sponsors, Allianz SE and Enstar.
Our investment in the common shares of Enhanzed Re, which is included in equity method investments on our condensed consolidated balance sheet, as of June 30, 2021 and December 31, 2020 was $434.0 million and $330.3 million, respectively.
During the three months ended June 30, 2021 and 2020 our share of net loss on our investment in Enhanzed Re was $1.9 million and $8.3 million, respectively. During the six months ended June 30, 2021 and 2020 our share of net earnings on our investment in Enhanzed Re was $103.7 million and $5.9 million, respectively.
We have ceded 10% of the 2019 Zurich transaction, the 2020 AXA Group transaction and the 2021 Liberty Mutual and CNA transactions, which are described in Note 2 - "Significant New Business," to Enhanzed Re on the same terms and conditions as those received by Enstar.
During the fourth quarter of 2020, one of our UK-based Run-off subsidiaries entered into a 50% Quota Share reinsurance agreement with Enhanzed Re. The reinsurance is on a funds held basis with fixed crediting rates.
.
Our condensed consolidated balance sheet included the following balances between us and Enhanzed Re:

	June 30, 2021	December 31, 2020
Balances under ceding quota share:
Reinsurance balances recoverable	$226,003	$208,379
Funds held	242,483	193,981
Insurance balances payables	1,560	1,276

Other assets	7,767	730

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our condensed consolidated statement of earnings included the following amounts between us and Enhanzed Re:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Amounts under ceding quota share:
Ceded premium earned	$(1,510)	$—	$(1,641)	$—
Fees and commission income	117	—	233	—
Net investment expense	(1,280)	—	(2,437)	—
Net realized and unrealized gains	149	—	132	—
Other income (expense)	735	(3,172)	1,462	(2,881)
Net incurred losses and LAE	1,319	(13)	1,054	(13)
Acquisition costs	368	—	373	23
Total net loss	$(102)	$(3,185)	$(824)	$(2,871)

Change in unrealized losses on AFS investments	(665)	—	(1,288)	—
Refer to Note 23 - "Subsequent Events" for additional information related to transactions with Enhanzed Re subsequent to June 30, 2021.
Core Specialty
Following the sale and recapitalization of StarStone U.S. as described in Note 3 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations," our investment in the common shares of Core Specialty, which is included in equity method investments on our condensed consolidated balance sheet, was $224.3 million as of June 30, 2021 (December 31, 2020: $235.0 million). As a result of the completion of the Exchange Transaction on January 1, 2021, as discussed in Note 3 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations", as well as in Note 15 - "Noncontrolling Interests", our investment in Core Specialty was reduced by $4.0 million as of June 30, 2021. During the three and six months ended June 30, 2021 our share of net loss on our investment in Core Specialty was $3.7 million and $6.7 million, respectively. We account for our equity method investment in Core Specialty on a one quarter lag.
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
On completion of the sale and recapitalization of StarStone U.S. on November 30, 2020, we received $235.0 million of Core Specialty shares and $51.5 million of cash. Subsequently, the cash component of the consideration was determined to be $47.0 million with the surplus cash received of $4.5 million being repaid to Core Specialty during the six months ended June 30, 2021.
Furthermore, there are existing reinsurance agreements whereby (i) certain of our subsidiaries provide reinsurance protection to StarStone U.S. ("the assuming reinsurances") and (ii) StarStone U.S. provides reinsurance protection to certain of our subsidiaries ("the ceding reinsurances"). These arrangements remain in place.
Our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 included the following balances between us and Core Specialty:

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2021	December 31, 2020
Balances under assuming quota share, LPT and ADC reinsurances:
Funds held by reinsured companies	$50,426	$58,086
Other assets	2,764	38,846
Losses and loss adjustment expenses	597,390	682,637
Insurance and reinsurance balances payable	60,840	24,806
Other liabilities	175	5,003

Balances under ceding reinsurances:
Reinsurance balances recoverable on paid and unpaid losses	1,691	1,736

Balances under service agreements:
Other assets	5,231	6,727
Other liabilities	53	328

Balances under sale and recapitalization agreement:
Other liabilities	—	4,512
Our consolidated statement of earnings included the following amounts between us and Core Specialty:

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Transactions under assuming quota share, LPT and ADC reinsurances:
Net premiums earned	$(1,310)	$2,935
Net incurred losses and loss adjustment expenses	1,369	9,221
Acquisition costs	1,893	3,217
Net investment income	—	121
Other expense	(15)	(15)

Transactions under service agreements:
Fees and commission income	3,801	7,499

Transactions under sale and recapitalization agreement:
Other Income	—	567
Interest expense	—	(15)

Total net earnings	$5,738	$23,530
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We are also subject to credit risk in relation to funds held by reinsured companies. Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds may be placed into trust or subject to other security arrangements. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us. As of June 30, 2021, we had a significant funds held concentration of $909.5 million (December 31, 2020: $955.0 million) to one reinsured company which has financial strength credit ratings of A+ from A.M. Best and AA from S&P.
We limit the amount of credit exposure to any one counterparty, and none of our counterparty credit exposures, excluding U.S. government instruments and the counterparty noted above, exceeded 10% of shareholders’ equity as of June 30, 2021. Our credit exposure to the U.S. government was $1.2 billion as of June 30, 2021 (December 31, 2020: $1.4 billion).
For additional information relating to credit risk for the InRe Fund, refer to Note 11 - "Variable Interest Entities."
Legal Proceedings
We are, from time to time, involved in various legal proceedings in the ordinary course of business, including litigation and arbitration regarding claims. Estimated losses relating to claims arising in the ordinary course of business, including the anticipated outcome of any pending arbitration or litigation, are included in the liability for losses and LAE in our condensed consolidated balance sheets. In addition to claims litigation, we may be subject to other lawsuits and regulatory actions in the normal course of business, which may involve, among other things, allegations of underwriting errors or omissions or bad faith, employment claims or regulatory activity. We do not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material effect on our business, results of operations or financial condition. We anticipate that, similar to the rest of the (re)insurance industry, we will continue to be subject to litigation and arbitration proceedings in the ordinary course of business, including litigation generally related to the scope of coverage with respect to asbestos and environmental and other claims.
Unfunded Investment Commitments
As of June 30, 2021, we had unfunded commitments of $1.4 billion to other investments, $68.7 million to equity method investments, $48.1 million to privately held equity and $21.0 million to fixed maturity investments.
Guarantees
As of June 30, 2021 and December 31, 2020, parental guarantees and capital instruments supporting subsidiaries' (re)insurance obligations were $2.1 billion and $1.7 billion, respectively. We also guarantee the Junior Subordinated Notes, which are described in Note 14 - "Debt Obligations and Credit Facilities."
Redeemable Noncontrolling Interest
We have the right to purchase the RNCI interests from the RNCI holders at certain times in the future (each such right, a "call right") and the RNCI holders have the right to sell their RNCI interests to us at certain times in the future (each such right, a "put right"). Following the closing of the Exchange Transaction, we have a call right over the portion of SSHL owned by the Trident V Funds and the Dowling Funds, and they have put rights to transfer those interests to us.
Leases
We have recognized a right-of-use asset and an offsetting lease liability on our condensed consolidated balance sheets, relating primarily to office space and facilities that we have leased to conduct our business operations. On an ongoing basis we determine whether an arrangement is a lease or contains a lease at inception and also complete an assessment to determine the classification of each lease as either a finance lease or an operating lease. Our leases are all currently classified as operating leases.
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below provides the lease cost and other information relating to our operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease cost:
Operating lease cost	$2,022	$3,202	$4,134	$6,524
Short-term lease cost(1)	—	61	4	119
Total lease cost	2,022	3,263	4,138	6,643
Sub-lease income(2)	(473)	(138)	(1,027)	(276)
Total net lease cost	$1,549	$3,125	$3,111	$6,367

Other information:
Operating cash paid for amounts included in the measurement of lease liabilities	$1,937	$4,145	$4,047	$7,328
Non-cash activity: right-of-use assets relating to leases	(139)	191	(504)	263
Weighted-average remaining lease term			6.4 years	6.2 years
Weighted-average discount rate			6.8%	6.3%
(1) Leases with an initial lease term of twelve months or less are not recognized within our condensed consolidated balance sheets.
(2) Sub-lease income consists of rental income received from third parties to whom we have sub-leased some of our leased office spaces and is included within other income in our consolidated statements of earnings.
The table below provides a summary of the operating leases recorded on our condensed consolidated balance sheets:

	Balance sheet classification	June 30, 2021	December 31, 2020
Right-of-use assets (1)	Other assets	$22,219	$32,297
Current lease liabilities (1)	Other liabilities	6,047	7,959
Non-current lease liabilities (1)	Other liabilities	19,122	27,064
(1) The December 31, 2020 right-of-use assets and the total lease liability balances exclude balances of $1.0 million related to Atrium which were reclassified to held-for-sale balances on our condensed consolidated balance sheet as of December 31, 2020.
The table below provides a summary of the contractual maturities of our operating lease liabilities:

	2021	2022	2023	2024	2025	2026 and beyond	Total lease payments	Less: Imputed interest	Present value of lease liabilities
Contractual maturities	$4,230	6,580	5,703	4,047	3,165	8,651	32,376	(7,207)	$25,169

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
22. SEGMENT INFORMATION
During the first quarter of 2021, we revised our segment structure to align with how our chief operating decision maker ("CODM"), who was determined to be our Chief Executive Officer, views our business, assesses performance and allocates resources to our business components. Effective January 1, 2021, our business is organized into three reportable segments:
(i) Run-off: consists of our acquired property and casualty and other (re)insurance business and StarStone International (from January 1, 2021) following our decision to place it into an orderly run-off. This segment also includes our consulting and management business, which manages the run-off portfolios of third parties through our service companies. Management’s primary objective with respect to the Run-off segment is to generate reserve/claims savings over time by settling claims in a timely, cost efficient manner using our claims management expertise including settling claims for lower than outstanding ultimate loss estimates and implementation of reinsurance and commutation strategies;
(ii) Investments: consists of our investment activities and the performance of our investment portfolio, excluding those investable assets attributable to our Legacy Underwriting segment. Management’s primary objective of the Investments segment is to obtain the highest possible risk and capital adjusted returns while maintaining prudent diversification of assets and operating within the constraints of a global regulated (re)insurance company. We additionally consider the liquidity requirements and duration of our claims and contract liabilities; and
(iii) Legacy Underwriting: consists of businesses that we have either, in the case of Atrium, exited via the sale of the majority of our interest in or, in the case of StarStone International (included in the Legacy Underwriting Segment through December 31, 2020), placed into run-off. Prior to January 1, 2021, this segment comprised SGL No. 1's 25% net share of Atrium's Syndicate 609 business at Lloyd's and StarStone International (through December 31, 2020). From January 1, 2021, this segment comprises SGL No.1's 25% gross share of the 2020 and prior underwriting years of Atrium's Syndicate 609 at Lloyd's, offset by the contractual transfer of the results of that business to the Atrium entities that were divested in the Exchange Transaction. There is no net retention for Enstar on Atrium's 2020 and prior underwriting years. For further information on the Exchange Transaction and the StarStone International Run-off, refer to Note 3 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations."
In addition, our corporate and other activities, which do not qualify as an operating segment, includes income and expense items that are not directly attributable to our reportable segments. These include, (a) holding company income and expenses, (b) the amortization of deferred charge assets and deferred gain liabilities on retroactive reinsurance contracts, (c) the amortization of fair value adjustments associated with the acquisition of companies, (d) changes in the fair value of assets and liabilities related to our assumed retroactive reinsurance contracts for which we have elected the fair value option, (e) corporate expenses not allocated to our reportable segments, (f) debt servicing costs, (g) net foreign exchange (gains) losses, (h) gains (losses) arising on sales of subsidiaries (if any), (i) income tax benefit (expense), (j) net earnings (losses) from discontinued operations, net of income tax (if any), (k) net (earnings) loss attributable to noncontrolling interest, and (l) preferred share dividends.
Items (b), (c) and (d) highlighted above are included within corporate and other activities since the CODM evaluates the performance of the Run off and Legacy Underwriting segments without consideration of these amounts. Refer to "(p) Acquisitions, Goodwill and Intangible Assets" and "(q) Retroactive Reinsurance" within Note 2 - "Significant Accounting Policies" to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 for further information.
Our assets are reviewed on a consolidated basis by management for decision making purposes since they support business operations across all of our three reportable segments as well as our corporate & other activities. We do not allocate assets and liabilities to our reportable segments with the exception of liabilities for losses and loss adjustment expenses, reinsurance balances recoverable on paid and unpaid losses and goodwill that are directly attributable to our reportable segments.
Expenses that are directly attributable to our three reportable segments are disclosed under those segments while non-direct expenses, as well as costs related to shared services that are not directly attributable to our reportable segments, are allocated to our reportable segments as well as to our corporate and other activities, on the basis of the actual or proportion of benefit derived from the services provided.
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables set forth selected and unaudited condensed consolidated statement of earnings results by segment and for our corporate and other activities:

	Three Months Ended
	June 30, 2021
	Run-off	Investments	Legacy Underwriting	Corporate & Other (1)	Total
INCOME
Net premiums earned	$42,404	$—	$17,240	$—	$59,644
Fees and commission income	8,274	—	—	—	8,274
Net investment income	—	75,859	288	—	76,147
Net realized and unrealized gains	—	405,010	210	—	405,220
Other income (expense)	5,196	—	(2,549)	(6,006)	(3,359)
	55,874	480,869	15,189	(6,006)	545,926
EXPENSES
Net incurred losses and loss adjustment expenses	(16,997)	—	10,281	46,020	39,304
Acquisition costs	34	—	4,922	—	4,956
General and administrative expenses (2)	64,138	12,303	1,418	14,858	92,717
	47,175	12,303	16,621	60,878	136,977
EARNINGS (LOSS) BEFORE INTEREST EXPENSE, FOREIGN EXCHANGE AND INCOME TAXES	8,699	468,566	(1,432)	(66,884)	408,949
Loss from equity method investments	—	(3,059)	—	—	(3,059)
SEGMENT INCOME (LOSS)	8,699	465,507	(1,432)	(66,884)	405,890
Interest expense				(16,301)	(16,301)
Net foreign exchange gains				9,139	9,139
Income tax expense				(9,422)	(9,422)
NET EARNINGS					389,306
Net earnings attributable to noncontrolling interest				(3,055)	(3,055)
NET EARNINGS ATTRIBUTABLE TO ENSTAR					386,251
Dividends on preferred shares				(8,925)	(8,925)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS				$(95,448)	$377,326
(1) Other income (expense) for corporate and other activities includes the amortization of fair value adjustments associated with the acquisition of DCo and Morse TEC. Net incurred losses and loss adjustment expenses for corporate and other activities includes the amortization of deferred charge assets and deferred gain liabilities on retroactive reinsurance contracts and fair value adjustments associated with the acquisition of companies and the changes in the fair value of liabilities related to our assumed retroactive reinsurance agreements for which we have elected the fair value option.
(2) Includes refinement of first quarter 2021 general and administrative expense allocations which increased/(decreased) general and administrative expenses of the Run-off and Investments segments by $16.3 million and $2.6 million, respectively, as well as corporate and other activities by $(18.9) million.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30, 2020
	Run-off	Investments	Legacy Underwriting	Corporate & Other (1)	Total
INCOME
Net premiums earned	$10,517	$—	$132,354	$—	$142,871
Fees and commission income	3,966	—	6,044	—	10,010
Net investment income	—	86,263	8,180	—	94,443
Net realized and unrealized gains	—	926,494	41,114	—	967,608
Other income (expense)	899	—	30	(2,016)	(1,087)
	15,382	1,012,757	187,722	(2,016)	1,213,845
EXPENSES
Net incurred losses and loss adjustment expenses	(60,249)	—	95,382	151,559	186,692
Acquisition costs	3,589	—	45,478	—	49,067
General and administrative expenses (2)	52,466	10,704	70,062	11,598	144,830
	(4,194)	10,704	210,922	163,157	380,589
EARNINGS (LOSS) BEFORE INTEREST EXPENSE, FOREIGN EXCHANGE AND INCOME TAXES	19,576	1,002,053	(23,200)	(165,173)	833,256
Loss from equity method investments	—	(8,790)	—	—	(8,790)
SEGMENT INCOME (LOSS)	19,576	993,263	(23,200)	(165,173)	824,466
Interest expense				(14,018)	(14,018)
Net foreign exchange losses				(5,158)	(5,158)
Income tax expense				(16,652)	(16,652)
NET EARNINGS FROM CONTINUING OPERATIONS					788,638
Net loss from discontinued operations, net of income taxes				(1,152)	(1,152)
NET EARNINGS					787,486
Net loss attributable to noncontrolling interest				19,992	19,992
NET EARNINGS ATTRIBUTABLE TO ENSTAR					807,478
Dividends on preferred shares				(8,925)	(8,925)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS				$(191,086)	$798,553
(1) Other income (expense) for corporate and other activities includes the amortization of fair value adjustments associated with the acquisition of DCo and Morse TEC. Net incurred losses and loss adjustment expenses for corporate and other activities includes the amortization of deferred charge assets and deferred gain liabilities on retroactive reinsurance contracts and fair value adjustments associated with the acquisition of companies and the changes in the fair value of liabilities related to our assumed retroactive reinsurance agreements for which we have elected the fair value option.
(2) Includes refinement of first quarter 2020 general and administrative expense allocations which increased/(decreased) general and administrative expenses of the Run-off and Investments segments by $13.6 million and $2.5 million, respectively, as well as corporate and other activities by $(16.1) million.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	June 30, 2021
	Run-off	Investments	Legacy Underwriting	Corporate & Other (1)	Total
INCOME
Net premiums earned	$115,240	$—	$37,280	$—	$152,520
Fees and commission income	17,872	—	—	—	17,872
Net investment income	—	137,190	1,046	—	138,236
Net realized and unrealized gains (losses)	—	385,531	(1,099)	—	384,432
Other income (expense)	17,511	—	(9,067)	(11,252)	(2,808)
Net gain on sales of subsidiaries	—	—	—	14,894	14,894
	150,623	522,721	28,160	3,642	705,146
EXPENSES
Net incurred losses and loss adjustment expenses	(12,372)	—	14,759	(18,590)	(16,203)
Acquisition costs	29,071	—	9,899	—	38,970
General and administrative expenses	91,729	15,843	3,502	64,643	175,717
	108,428	15,843	28,160	46,053	198,484
EARNINGS (LOSS) BEFORE INTEREST EXPENSE, FOREIGN EXCHANGE AND INCOME TAXES	42,195	506,878	—	(42,411)	506,662
Earnings from equity method investments	—	114,972	—	—	114,972
SEGMENT INCOME (LOSS)	42,195	621,850	—	(42,411)	621,634
Interest expense				(32,480)	(32,480)
Net foreign exchange gains				6,505	6,505
Income tax expense				(3,440)	(3,440)
NET EARNINGS					592,219
Net earnings attributable to noncontrolling interest				(13,846)	(13,846)
NET EARNINGS ATTRIBUTABLE TO ENSTAR					578,373
Dividends on preferred shares				(17,850)	(17,850)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS				$(103,522)	$560,523
(1) Other income (expense) for corporate and other activities includes the amortization of fair value adjustments associated with the acquisition of DCo and Morse TEC. Net incurred losses and loss adjustment expenses for corporate and other activities includes the amortization of deferred charge assets and deferred gain liabilities on retroactive reinsurance contracts and fair value adjustments associated with the acquisition of companies and the changes in the fair value of liabilities related to our assumed retroactive reinsurance agreements for which we have elected the fair value option.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	June 30, 2020
	Run-off	Investments	Legacy Underwriting	Corporate & Other (1)	Total
INCOME
Net premiums earned	$26,547	$—	$275,675	$—	$302,222
Fees and commission income	8,951	—	8,587	—	17,538
Net investment income	—	151,226	17,931	—	169,157
Net realized and unrealized gains (losses)	—	351,812	(13,265)	—	338,547
Other income (expense)	28,662	—	150	(9,455)	19,357
	64,160	503,038	289,078	(9,455)	846,821
EXPENSES
Net incurred losses and loss adjustment expenses	(87,442)	—	200,913	116,521	229,992
Acquisition costs	10,496	—	84,614	—	95,110
General and administrative expenses	75,853	14,268	96,120	57,017	243,258
	(1,093)	14,268	381,647	173,538	568,360
EARNINGS (LOSS) BEFORE INTEREST EXPENSE, FOREIGN EXCHANGE AND INCOME TAXES	65,253	488,770	(92,569)	(182,993)	278,461
Earnings from equity method investments	—	3,660	—	—	3,660
SEGMENT INCOME (LOSS)	65,253	492,430	(92,569)	(182,993)	282,121
Interest expense				(27,433)	(27,433)
Net foreign exchange gains				6,781	6,781
Income tax expense				(11,380)	(11,380)
NET EARNINGS FROM CONTINUING OPERATIONS					250,089
Net loss from discontinued operations, net of income taxes				(3,221)	(3,221)
NET EARNINGS					246,868
Net loss attributable to noncontrolling interest				52,714	52,714
NET EARNINGS ATTRIBUTABLE TO ENSTAR					299,582
Dividends on preferred shares				(17,850)	(17,850)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS				$(183,382)	$281,732
(1) Other income (expense) for corporate and other activities includes the amortization of fair value adjustments associated with the acquisition of DCo and Morse TEC. Net incurred losses and loss adjustment expenses for corporate and other activities includes the amortization of deferred charge assets and deferred gain liabilities on retroactive reinsurance contracts and fair value adjustments associated with the acquisition of companies and the changes in the fair value of liabilities related to our assumed retroactive reinsurance agreements for which we have elected the fair value option.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
23. SUBSEQUENT EVENTS
Acquisitions
Enhanzed Re
On July 15, 2021, we entered into an agreement to purchase a Hillhouse Group affiliate's entire 27.7% interest in Enhanzed Re for an estimated purchase price of $228.7 million. The transaction is subject to certain closing adjustments and customary closing conditions, including regulatory approval, and is expected to close in the fourth quarter of 2021. Following the completion of the purchase transaction, our equity interests in Enhanzed Re will increase from 47.4% to 75.1%, with joint venture partner Allianz SE continuing to own the remaining 24.9% and our subsidiary assuming the Hillhouse Group affiliate's remaining outstanding capital commitment of $40.2 million. Following the closing of the purchase, we expect to consolidate Enhanzed Re.
Significant New Business
The table below sets forth a summary of significant new business that was announced or completed subsequent to June 30, 2021:

Transaction	Date Transaction Announced or Completed	Initial Estimate of Liabilities Assumed	Type of Transaction and Primary Nature of Business
ProSight	Completed on August 4, 2021	$500,000	LPT of U.S. discontinued workers' compensation and excess workers' compensation lines of business and ADC on a diversified mix of general liability classes of business
RSA	Announced on July 27, 2021	97,222	ADC on a diversified mix of commercial and personal insurance lines across the U.K. and Ireland
Total		$597,222
In addition, on July 1, 2021, and effective February 5, 2021, we ceded 10% of CNA transaction, as described in Note 2 - "Significant New Business," to Enhanzed Re, in which we have an investment, on the same terms and conditions as those received by us.
Variable Interest Entities
InRe Fund
In July 2021, we submitted a notice to redeem $700.0 million of our investment in the InRe Fund, which is managed by AnglePoint Asset Management Limited (“AnglePoint HK”). The InRe Fund has available liquidity to meet the redemption request, and we expect to receive the proceeds from this redemption in August 2021. Including the July 2021 redemption, we have redeemed an aggregate of $1.5 billion from the InRe Fund since April 1, 2021, and we continue to evaluate our overall exposure to hedge funds, including the InRe Fund, in the context of our overall investment portfolio.
Shareholders' Equity
Share Repurchases
Subsequent to June 30, 2021, we repurchased 45,311 voting ordinary shares for $10.7 million under the Repurchase Program. On July 15, 2021, we terminated the Repurchase Program.
On July 22, 2021, Enstar repurchased 3,749,400 ordinary shares of Enstar held by funds managed by Hillhouse Group for a price of $234.52 per share, totaling $879.3 million in aggregate. The shares represented the Hillhouse funds' entire interest in Enstar, which constituted 16.9% of total ordinary shares and 9.4% of voting ordinary shares.
EGL Revolving Credit Facility
Subsequent to June 30, 2021, we borrowed an additional $300.0 million under the EGL Revolving Credit Facility, decreasing the unutilized capacity under the facility to $125.0 million. The proceeds were used to fund in part the repurchase of our shares from funds managed by Hillhouse Group and pay associated costs and expenses.
Dividends on Preferred Shares
On August 4, 2021, we declared $7.0 million and $1.9 million of dividends on the Series D and E Preferred Shares, respectively, to be paid on September 1, 2021 to shareholders of record as of August 15, 2021.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Related Party Transactions
Monument Re
On July 27, 2021, we entered into a subscription agreement with Monument Re and Monument Re’s other common shareholders to subscribe to a newly issued class of Monument Re preferred stock. As part of this agreement, our existing classes of preferred shares in Monument Re (including any accrued unpaid dividends thereon) will be exchanged for the new class of preferred shares. In connection with the transaction we will continue to own 20.0% of the common shares of Monument Re and 13.2% of the new class of preferred shares upon closing on a committed capital basis. The subscription agreement is subject to customary closing conditions including regulatory approvals and amending the existing shareholders’ agreement and bye-laws of Monument Re. A fund managed by Stone Point Capital has agreed to acquire 11.4% of the new class of preferred shares. The transaction is expected to close before the end of the first quarter of 2022.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition as of June 30, 2021 and our results of operations for the three and six months ended June 30, 2021 and 2020 should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and the related filings with the SEC subsequent thereto. Some of the information contained in this discussion and analysis or included elsewhere in this quarterly report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" included in item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Business Overview
We are a leading global insurance group that offers innovative capital release solutions through our network of group companies in Bermuda, the United States, the United Kingdom, Continental Europe, Australia, and other international locations. Our core focus is acquiring and managing (re)insurance companies and portfolios of (re)insurance business in run-off. Since the formation of our Bermuda-based holding company in 2001, we have completed or announced over 100 acquisitions or portfolio transfers. The substantial majority of our transactions have been in our run-off business, which generally includes property and casualty, workers’ compensation, asbestos and environmental, construction defect, marine, aviation and transit, and other closed and discontinued blocks of business.
Our primary corporate objective is growing our book value per share. We strive to achieve this primarily through growth in net earnings derived from both organic and accretive sources, such as the completion of new transactions, the generation of reserve/claims savings and investment income through the effective management of companies and portfolios in run-off and returns on strategic investments.
As a result of the sale and recapitalization of StarStone U.S., the sale of the majority of our interest in Atrium and the placing of StarStone's business outside the United States into run-off, we have largely exited our previously controlled active underwriting platforms. While we maintain strategic minority interests in these businesses, our primary focus is on our core business of acquiring and managing (re)insurance companies or portfolios of (re)insurance business in run-off.
Key Performance Indicator
As noted above, our primary corporate objective is growing our book value per share, and we believe that long-term growth in fully diluted book value per share is the most appropriate measure of our financial performance.
During the six months ended June 30, 2021, our fully diluted book value per ordinary share increased by

8.3% to $304.59. The table below summarizes the calculation of our fully diluted book value per ordinary share:

	June 30, 2021	December 31, 2020	Change
	(In thousands of U.S. dollars, except share and per share data)
Numerator:
Total Enstar shareholder's equity	$7,187,308	$6,674,395	$512,913
Less: Series D and E preferred shares	510,000	510,000	—
Total Enstar ordinary shareholders' equity (A)	6,677,308	6,164,395	512,913
Proceeds from assumed conversion of warrants(1)	—	20,229	(20,229)
Numerator for fully diluted book value per ordinary share calculations (B)	$6,677,308	$6,184,624	$492,684

Denominator:
Ordinary shares outstanding (C) (2)	21,604,803	21,519,602	85,201
Effect of dilutive securities:
Share-based compensation plans (3)	317,380	298,095	19,285
Warrants(1)	—	175,901	(175,901)
Fully diluted ordinary shares outstanding (D)	21,922,183	21,993,598	(71,415)

Book value per ordinary share:
Basic book value per ordinary share = (A) / (C)	$309.07	$286.45	$22.62
Fully diluted book value per ordinary share = (B) / (D)	$304.59	$281.20	$23.39
(1) Warrants to acquire 175,901 Series C Non-Voting Ordinary Shares for an exercise price of $115.00 per share were exercised on a non-cash basis during the six months ended June 30, 2021, which resulted in a total of 89,590 Series C Non-Voting Ordinary Shares being issued in the period.
(2) Ordinary shares outstanding includes voting and non-voting shares but excludes ordinary shares held in the Enstar Group Limited Employee Benefit Trust (the "EB Trust") in respect of awards made under our JSOP.
(3) Share-based dilutive securities include restricted shares, restricted share units, and performance share units ("PSUs"). The amounts for PSUs and ordinary shares held in the EB Trust in respect of the JSOP are adjusted at the end of each period end to reflect the latest estimated performance multipliers for the respective awards. The JSOP shares did not have a dilutive effect as of June 30, 2021.
Non-GAAP Financial Measures
Our non-GAAP measures shown below, as defined in Item 10(e) of Regulation S-K, enable readers of the condensed consolidated financial statements to analyze our results in a way that is more aligned with the manner in which our management measures our underlying performance. We believe that presenting these non-GAAP financial measures, which may be defined and calculated differently by other companies, improves the understanding of our consolidated results of operations. These measures should not be viewed as a substitute for those calculated in accordance with U.S. GAAP.
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
Non-GAAP operating income (loss) attributable to Enstar ordinary shareholders is calculated by the addition or subtraction of certain items from within our consolidated statements of earnings to or from net earnings (loss) attributable to Enstar ordinary shareholders, the most directly comparable GAAP financial measure, as illustrated in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(expressed in thousands of U.S. dollars, except share and per share data)
Net earnings attributable to Enstar ordinary shareholders	$377,326	$798,553	$560,523	$281,732
Adjustments:
Net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed (1)	(110,145)	(417,364)	96,039	(139,803)
Change in fair value of insurance contracts for which we have elected the fair value option	17,713	134,043	(57,759)	75,806
Net gain on sales of subsidiaries	—	—	(14,894)	—
Net loss from discontinued operations	—	1,152	—	3,221
Tax effects of adjustments (2)	4,869	39,264	(11,279)	13,299
Adjustments attributable to noncontrolling interest (3)	777	11,994	1,641	(4,417)
Non-GAAP operating income attributable to Enstar ordinary shareholders (4)	$290,540	$567,642	$574,271	$229,838

Diluted net earnings per ordinary share	$17.28	$36.65	$25.60	$12.93
Adjustments:
Net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed (1)	(5.04)	(19.15)	4.40	(6.42)
Change in fair value of insurance contracts for which we have elected the fair value option	0.81	6.15	(2.64)	3.48
Net gain on sales of subsidiaries	—	—	(0.68)	—
Net loss from discontinued operations	—	0.05	—	0.15
Tax effects of adjustments (2)	0.22	1.80	(0.52)	0.61
Adjustments attributable to noncontrolling interest (3)	0.04	0.55	0.07	(0.20)
Diluted non-GAAP operating income per ordinary share (4)	$13.31	$26.05	$26.23	$10.55

Weighted average ordinary shares outstanding:
Basic	21,631,749	21,565,240	21,597,236	21,557,542
Diluted	21,832,218	21,789,242	21,892,744	21,788,331
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
(4) Non-GAAP financial measure.
Non-GAAP operating income (loss) is net earnings attributable to Enstar ordinary shareholders excluding: (i) net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed included in net earnings (loss); (ii) change in fair value of insurance contracts for which we have elected the fair value option; (iii) gain (loss) on sales of subsidiaries, if any; (iv) net earnings (loss) from discontinued operations, if any; (v) tax effect of these adjustments, where applicable; and (vi) attribution of share of adjustments to noncontrolling interest, where applicable. We eliminate the impact of net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed and change in fair value of insurance contracts for which we have elected the fair value option because these items are subject to significant fluctuations in fair value from period to period, driven primarily by market conditions and general economic conditions, and therefore their impact on our earnings is not reflective of the performance of our core operations. We eliminate the impact of gain (loss) on sales of subsidiaries and net earnings (loss) on discontinued operations because these are not reflective of the performance of our core operations. Diluted Non-GAAP operating income (loss) per ordinary share is diluted net earnings per ordinary share excluding the per diluted share amounts of each of the adjustments used to calculate non-GAAP operating income.
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
COVID-19
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
We remain focused on implementing our active investment management strategies to deliver meaningful returns across our diversified investment portfolio. However, we anticipate continued volatility in the global investment markets as a result of the economic conditions and uncertainty stemming from the COVID-19 pandemic, which could have a significant impact on the return profile of our other investments. Our other investments (which include equities, the InRe Fund, investments accounted for under equity method accounting and other non-fixed income investments) carry higher expected returns, have a longer investment time horizon, and provide diversification from our core fixed income portfolio. Given the higher risk and return profile of these investments, their returns can be more volatile over the short term relative to our core fixed income investments.
In addition, investments that are accounted for under equity method typically report their financial statement information to the Company three months following the end of the reporting period. Accordingly, the potential effects of volatility across global financial markets, including the impact of the COVID-19 pandemic, on our equity method investments is generally reflected in our financial statements on a quarter lag basis.
During the six months ended June 30, 2021, our Legacy Underwriting and Run-off segments incurred COVID-19 related net underwriting losses of $0.3 million and $19.5 million1, respectively. We experienced an increase in net incurred losses due to our reevaluation of our gross and net exposure to COVID-19 pandemic related losses.
As of June 30, 2021, our Legacy Underwriting segment had COVID-19 related net loss reserves of $4.6 million and the Run-off segment had COVID-19 related net loss reserves of $84.8 million, including $10.0 million that was assumed from the loss portfolio transfer and adverse development cover reinsurance agreement with StarStone U.S. described in Note 3 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" to our
1 Run-off segment COVID-19 related net underwriting losses of $19.5 million includes net incurred losses of $22.0 million, partially offset by reinstatement premiums of $2.5 million.

unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
As a result of the wide-ranging uncertainty and volatility of the COVID-19 pandemic, we are unable to predict its overall impact on our results for the remainder of 2021.
Transactions
We have signed or completed seven run-off deals to date in 2021—with RSA, Hiscox, Coca-Cola, AXA Group, ProSight, CNA, and Liberty Mutual. Collectively, these transactions represent an estimated $3.8 billion of assets (which includes the recognition of deferred charge assets totaling $229.0 million) and $3.8 billion of liabilities (based upon initial estimates of assumed assets and liabilities). Refer to Note 2 - "Significant New Business" and Note 23 - "Subsequent Events" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for further details on these transactions.
We continue to evaluate transactions in our active pipeline including loss portfolio transfers, adverse development covers, and other transaction types including acquisitions and seek opportunities to execute on creative and accretive transactions by offering innovative capital solutions that enable our clients to meet their capital and risk management objectives.
Subsequent to June 30, 2021, we executed two strategic transactions with affiliates of Hillhouse Group. On July 22, 2021, we repurchased 3,749,400 of our ordinary shares held by funds managed by Hillhouse Group for a price of $234.52 per share, totaling $879.3 million in aggregate, a discount to book value. The repurchased shares represented all of the ordinary shares of Enstar owned by funds managed by Hillhouse Group. We also entered into an agreement to purchase a Hillhouse Group affiliate's entire 27.7% interest in Enhanzed Re for an estimated purchase price of $228.7 million. The transaction is subject to certain closing adjustments and customary closing conditions, including regulatory approval, and is expected to close in the fourth quarter of 2021. Following the completion of the transaction, our equity interests in Enhanzed Re will increase from 47.4% to 75.1%, with joint venture partner Allianz continuing to own the remaining 24.9% and our subsidiary assuming the Hillhouse Group affiliate's remaining outstanding capital commitment of $40.2 million. Following the closing of the purchase, we expect to consolidate Enhanzed Re in our financial statements. As a result, this transaction is expected to add closed block life annuity exposures and other closed block life insurance business to our consolidated business going forward, which will increase our exposure to interest rate movements, longevity and morbidity risks and other risks associated with closed block life insurance. Allianz retains operational and claims management responsibility in respect of such ceded business and we expect that any future cessions by Allianz to Enhanzed Re will be structured in a similar manner.
In July 2021, we submitted a notice to redeem $700.0 million of our investment in the InRe Fund, which is managed by AnglePoint Asset Management Limited (“AnglePoint HK”). The InRe Fund has available liquidity to meet the redemption request, and we expect to receive the proceeds from this redemption in August 2021. Including the July 2021 redemption, we have redeemed an aggregate of $1.5 billion from the InRe Fund since April 1, 2021, and we continue to evaluate our overall exposure to hedge funds, including the InRe Fund, in the context of our overall investment portfolio.

Consolidated Results of Operations - For the Three and Six Months Ended June 30, 2021 and 2020
The following table sets forth our unaudited condensed consolidated statements of earnings for each of the periods indicated. For a discussion of the critical accounting estimates that affect the results of operations, see "Critical Accounting Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2020, and within this Quarterly Report on Form 10-Q.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$59,644	$142,871	$(83,227)	$152,520	$302,222	$(149,702)
Fees and commission income	8,274	10,010	(1,736)	17,872	17,538	334
Net investment income (1)	76,147	94,443	(18,296)	138,236	169,157	(30,921)
Net realized and unrealized gains (1)	405,220	967,608	(562,388)	384,432	338,547	45,885
Other income (expense)	(3,359)	(1,087)	(2,272)	(2,808)	19,357	(22,165)
Net gain on sales of subsidiaries	—	—	—	14,894	—	14,894
	545,926	1,213,845	(667,919)	705,146	846,821	(141,675)
EXPENSES
Net incurred losses and LAE	39,304	186,692	(147,388)	(16,203)	229,992	(246,195)
Acquisition costs	4,956	49,067	(44,111)	38,970	95,110	(56,140)
General and administrative expenses	92,717	144,830	(52,113)	175,717	243,258	(67,541)
Interest expense	16,301	14,018	2,283	32,480	27,433	5,047
Net foreign exchange (gains) losses	(9,139)	5,158	(14,297)	(6,505)	(6,781)	276
	144,139	399,765	(255,626)	224,459	589,012	(364,553)
EARNINGS BEFORE INCOME TAXES	401,787	814,080	(412,293)	480,687	257,809	222,878
Income tax expense	(9,422)	(16,652)	7,230	(3,440)	(11,380)	7,940
Earnings (loss) from equity method investments	(3,059)	(8,790)	5,731	114,972	3,660	111,312
NET EARNINGS FROM CONTINUING OPERATIONS	389,306	788,638	(399,332)	592,219	250,089	342,130
Net loss from discontinued operations, net of income taxes	—	(1,152)	1,152	—	(3,221)	3,221
NET EARNINGS	389,306	787,486	(398,180)	592,219	246,868	345,351
Net (earnings) loss attributable to noncontrolling interest	(3,055)	19,992	(23,047)	(13,846)	52,714	(66,560)
NET EARNINGS ATTRIBUTABLE TO ENSTAR	386,251	807,478	(421,227)	578,373	299,582	278,791
Dividends on preferred shares	(8,925)	(8,925)	—	(17,850)	(17,850)	—
NET EARNINGS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$377,326	$798,553	$(421,227)	$560,523	$281,732	$278,791
(1) Includes amounts attributed to the InRe Fund, refer to Note 11 - "Variable Interest Entities" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for additional information.
Highlights
Consolidated Results of Operations for the Three Months Ended June 30, 2021:
•Consolidated net earnings attributable to Enstar ordinary shareholders of $377.3 million and basic and diluted net earnings per ordinary share of $17.44 and $17.28, respectively.
•Non-GAAP operating income attributable to Enstar ordinary shareholders of $290.5 million and diluted non-GAAP operating income per ordinary share of $13.31.
Consolidated Results of Operations for the Six Months Ended June 30, 2021:
•Consolidated net earnings attributable to Enstar ordinary shareholders of $560.5 million and basic and diluted net earnings per ordinary share of $25.95 and $25.60, respectively.
•Non-GAAP operating income attributable to Enstar ordinary shareholders of $574.3 million and diluted non-GAAP operating income per ordinary share of $26.23.

Consolidated Financial Condition as of June 30, 2021:
•Total investable assets of $20.2 billion, an increase of 16.8% from December 31, 2020.
•Total reinsurance balances recoverable on paid and unpaid losses of $2.0 billion.
•Total assets of $24.6 billion compared to $21.6 billion at December 31, 2020.
•Total gross and net reserves for losses and LAE of $13.0 billion and $10.8 billion, respectively. During the six months ended June 30, 2021, our Run-off segment assumed net reserves of $3.1 billion.
•Total capital of $8.7 billion, including common equity of $6.7 billion, preferred equity of $510.0 million, noncontrolling interests of $190.1 million and debt of $1.4 billion.
•Fully diluted book value per ordinary share of $304.59, an increase of 8.3% since December 31, 2020.
Consolidated Overview for the Three Months Ended June 30, 2021 and 2020
Consolidated net earnings attributable to Enstar ordinary shareholders was $377.3 million for the three months ended June 30, 2021 compared to $798.6 million for the same period in 2020, a decrease of $421.2 million. The most significant drivers of the change in our financial performance included:
•Net realized and unrealized gains decreased by $562.4 million. The gains for the three months ended June 30, 2021 were primarily driven by gains on fixed income securities due to lower interest rates and strong performance in the InRe Fund, equities, and other non-fixed income investments, driven by a rally in risk assets and global equity markets as economies continued to re-open following the shut-downs related to the COVID-19 pandemic. The gains for the three months ended June 30, 2020 were primarily driven by gains on fixed income securities due to a significant tightening in credit spreads as markets normalized after the COVID pandemic-related dislocation and a strong performance in the InRe Fund, fixed income funds, equity funds, CLO equities, and CLO equity funds, driven by recovery of the equity markets, which reversed the losses associated with the COVID-19 pandemic during the first quarter of 2020.
•Net premiums earned decreased by $83.2 million, primarily driven by the decision to place StarStone International into run-off and partially offset by premiums earned from new business transactions that included unearned premium executed in this and recent periods.
•Net incurred losses and LAE decreased by $147.4 million. The favorable change was driven by changes in the fair value of liabilities for which we have elected the fair value option as a result of increases in corporate bond yields in 2021, the decision to place StarStone International into run-off reducing current year losses, favorable development in our professional indemnity/directors & officers line of business across our Lloyd's portfolios arising from a change in ultimates and reductions in case reserve estimates for large claims, continued favorable actual experience versus expected losses in our workers' compensation and general casualty lines of business as well as favorable actual experience versus expected losses across multiple StarStone International books of business. Partially offsetting this favorable development was an increase in net incurred losses of $21.6 million due to our reevaluation of gross and net exposure on COVID-19 pandemic related losses.
•General and administrative expenses decreased by $52.1 million. The favorable change was driven by the decision to place StarStone International into run-off, which included the recognition of $34.0 million of exit costs in 2020, and the sale of Atrium effective January 1, 2021.
Non-GAAP operating income attributable to Enstar ordinary shareholders was $290.5 million for the three months ended June 30, 2021 compared to $567.6 million for the same period in 2020, an unfavorable change of $277.1 million. This was primarily attributable to lower net realized and unrealized gains on the InRe Fund, other investments and equities of $330.0 million for the three months ended June 30, 2021 compared to $550.2 million for the same period in 2020.
Consolidated Overview - for the Six Months Ended June 30, 2021 and 2020
We reported consolidated net earnings attributable to Enstar ordinary shareholders of $560.5 million for the six months ended June 30, 2021, an increase of $278.8 million from net earnings of $281.7 million for the six months ended June 30, 2020. The most significant drivers of our consolidated financial performance during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 included:
•Net incurred losses and LAE decreased by $246.2 million. The favorable change was driven by a reduction in current period losses as a result of the decision to place StarStone International into run-off, in addition to favorable development in our professional indemnity/directors & officers line of business across our Lloyd's portfolios arising from a change in ultimates and reductions in case reserve estimates for large claims, continued favorable actual experience versus expected losses in our workers' compensation and general casualty lines of business as well as favorable actual experience versus expected losses across multiple StarStone International books of business, partially offset by net incurred losses of $22.0 million due to our reevaluation of our gross and net exposure on COVID-19 pandemic related losses. Also contributing to the decrease were favorable changes in the fair value of liabilities for which we have elected the fair value option as a result of increases in corporate bond yields in 2021.
•Earnings from equity method investments increased by $111.3 million driven primarily by our investments in Enhanzed Re and Monument Re, which are recorded on a one quarter lag.
•General and administrative expenses decreased by $67.5 million driven primarily by the decision to place StarStone International into run-off and the sale of Atrium effective January 1, 2021. Further fluctuations in general and administrative expenses were a result of reductions in performance-based salaries and benefits costs, licensing and project-based computer expenses and travel expenses, offset by increases in other professional fees relating to outsourcing arrangements in 2021.
•Net earned premiums decreased by $149.7 million, primarily due to the decision to place StarStone International into run-off, partially offset by premiums earned from new business transactions that included unearned premium executed in this and recent periods.
Non-GAAP operating income attributable to Enstar ordinary shareholders was $574.3 million for the six months ended June 30, 2021, an increase of $344.4 million from non-GAAP operating income of $229.8 million for the six months ended June 30, 2020. The increase was primarily attributable to higher net realized and unrealized gains on the InRe Fund, other investments and equities of $515.4 million for the six months ended June 30, 2021 compared to $198.7 million for the same period in 2020. Earnings from equity method investments of $115.0 million in 2021 also contributed to the increase.

Results of Operations by Segment - For the Three and Six Months Ended June 30, 2021 and 2020
Following the completion of our strategic transactions related to both Atrium and StarStone, our segment structure was revised effective January 1, 2021.
Our business is organized into three reportable segments: (i) Run-off; (ii) Investments; and (iii) Legacy Underwriting. In addition, our corporate and other activities, which do not qualify as an operating segment, include income and expense items that are not directly attributable to our reportable segments.
For a description of our segments and corporate and other activities, see Note 22 - "Segment Information" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
The below table provides our results by segment and for our corporate and other activities:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands of U.S. dollars)
Results by segment:
Run-off	$8,699	$19,576	$(10,877)	$42,195	$65,253	$(23,058)
Investments	465,507	993,263	(527,756)	621,850	492,430	129,420
Legacy Underwriting	(1,432)	(23,200)	21,768	—	(92,569)	92,569
Corporate and other	(95,448)	(191,086)	95,638	(103,522)	(183,382)	79,860
Net earnings attributable to Enstar ordinary shareholders	$377,326	$798,553	$(421,227)	$560,523	$281,732	$278,791
The results for the three months ended June 30, 2021 and 2020 include refinements to first quarter general and administrative expense allocations that increased/(decreased) general and administrative expenses of the Run-off and Investments segments by $16.3 million and $13.6 million, respectively, and $2.6 million and $2.5 million, respectively, as well as corporate and other activities by $(18.9) million and $(16.1) million, respectively.
The following is a discussion of our results of operations by segment.

Run-off Segment
The following is a discussion and analysis of the results of operations for our Run-off segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change
INCOME
Net premiums earned	$42,404	$10,517	$31,887	$115,240	$26,547	$88,693
Fees and commission income	8,274	3,966	4,308	17,872	8,951	8,921
Other income	5,196	899	4,297	17,511	28,662	(11,151)
	55,874	15,382	40,492	150,623	64,160	86,463
EXPENSES
Net incurred losses and LAE	(16,997)	(60,249)	43,252	(12,372)	(87,442)	75,070
Acquisition costs	34	3,589	(3,555)	29,071	10,496	18,575
General and administrative expenses (1)	64,138	52,466	11,672	91,729	75,853	15,876
	47,175	(4,194)	51,369	108,428	(1,093)	109,521
SEGMENT INCOME	$8,699	$19,576	$(10,877)	$42,195	$65,253	$(23,058)

Supplemental information:
Reconciliation of reserve/claims savings to GAAP line items in the Run-off segment:

Net incurred losses and LAE:
Reduction in estimates of net ultimate losses - prior periods (A)	$41,696	$55,910	$(14,214)	$67,063	$83,473	$(16,410)
Increase in estimates of net ultimate losses - current period	(40,445)	(8,086)	(32,359)	(83,135)	(15,935)	(67,200)
Reduction in provisions for unallocated LAE	15,746	12,425	3,321	28,444	19,904	8,540
Net incurred losses and LAE	16,997	60,249	(43,252)	12,372	87,442	(75,070)

Other income:
Reduction in estimates of net ultimate defendant A&E liabilities - prior periods (B)	4,450	1,978	2,472	14,002	26,893	(12,891)
Reduction in estimated future defendant A&E expenses	745	975	(230)	3,508	3,003	505
All other income	1	(2,054)	2,055	1	(1,234)	1,235
Other income	5,196	899	4,297	17,511	28,662	(11,151)

Reserve/claims savings: total reduction in net ultimate losses (2) = (A) + (B)	$46,146	$57,888	$(11,742)	$81,065	$110,366	$(29,301)
(1) The results for the three months ended June 30, 2021 and 2020 include refinements to first quarter general and administrative expense allocations that increased general and administrative expenses by $16.3 million and $13.6 million, respectively.
(2) Non-GAAP financial measure. Refer to "Business Overview - Non-GAAP Financial Measures" for further details.
Overall Results
Three and Six Months Ended June 30, 2021 versus 2020: Segment income from our Run-off segment decreased by $10.9 million and $23.1 million for the three and six months ended June 30, 2021 compared to the same periods in 2020, respectively. The decrease in segment income was primarily due to increases in current period net incurred losses and LAE and general and administrative expenses relating to the run-off of StarStone International business, which was transferred from the Legacy Underwriting segment on January 1, 2021. These decreases were partially offset by premiums earned from StarStone International business and new business transactions executed in this and recent periods and higher favorable development on our Lloyd's syndicates relative to 2021.

Net Premium Earned
The following table shows the gross and net premiums written and earned for the Run-off segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands of U.S. dollars)
Gross premiums written	$8,001	$(2,155)	$10,156	$30,184	$(1,828)	$32,012
Ceded premiums written	2,160	(1,048)	3,208	(15,525)	801	(16,326)
Net premiums written	10,161	(3,203)	13,364	14,659	(1,027)	15,686

Gross premiums earned	$61,564	$14,395	47,169	$155,770	$32,473	123,297
Ceded premiums earned	(19,160)	(3,878)	(15,282)	(40,530)	(5,926)	(34,604)
Net premiums earned	$42,404	$10,517	31,887	$115,240	$26,547	88,693
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
Three Months Ended June 30, 2021 versus 2020: Net premiums earned of $42.4 million in 2021 included $20.4 million of premiums from StarStone International whereas net premiums earned in 2020 were primarily related to the AmTrust RITC transactions assumed in 2019.
Six Months Ended June 30, 2021 versus 2020: Net premiums earned of $115.2 million in 2021 included $72.8 million of premiums from StarStone International whereas net premiums earned in 2020 were primarily related to the AmTrust RITC transactions assumed in 2019.
Net Incurred Losses and LAE:
The following tables show the components of net incurred losses and LAE for the Run-off segment.

	Three Months Ended June 30,
	2021			2020
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$357,713	$(519)	$357,194	$283,604	$(202)	$283,402
Net change in case and LAE reserves (1)	(129,991)	7,244	(122,747)	(75,276)	(830)	(76,106)
Net change in IBNR reserves (2)	(269,418)	33,720	(235,698)	(264,238)	9,118	(255,120)
Increase (reduction) in estimates of net ultimate losses	(41,696)	40,445	(1,251)	(55,910)	8,086	(47,824)
Increase (reduction) in provisions for unallocated LAE(3)	(16,710)	964	(15,746)	(12,425)	—	(12,425)
Net incurred losses and LAE	$(58,406)	$41,409	$(16,997)	$(68,335)	$8,086	$(60,249)
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
Three Months Ended June 30, 2021: Current period net incurred losses and LAE of $41.4 million primarily relates to the run-off of StarStone International business which was transferred from the Legacy Underwriting segment on January 1, 2021. The reduction in estimates of net ultimate losses relating to prior periods of $41.7 million was primarily related to favorable development in our professional indemnity/directors & officers line of business across our Lloyd's portfolios arising from a change in ultimates and reductions in case reserve estimates for large claims, continued favorable actual experience versus expected losses in our workers' compensation and general casualty lines of business as well as favorable actual experience versus expected losses across multiple StarStone International books of business. Partially offsetting this favorable development was an increase in net incurred losses of $21.6 million due to our reevaluation of our gross and net exposure on COVID-19 pandemic related losses.
Three Months Ended June 30, 2020: Current period net incurred losses and LAE of $8.1 million primarily related to the run-off of the AmTrust RITC transactions. The reduction in estimates of net ultimate losses of $55.9 million primarily related to favorable development in our professional indemnity/directors & officers lines of businesses and favorable actual experience versus expected losses in our workers' compensation and motor liability lines of business.

	Six Months Ended June 30,
	2021			2020
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$685,067	$2,756	$687,823	$541,330	$1,038	$542,368
Net change in case and LAE reserves (1)	(247,147)	5,037	(242,110)	(251,528)	842	(250,686)
Net change in IBNR reserves (2)	(504,983)	75,342	(429,641)	(373,275)	14,055	(359,220)
Increase (reduction) in estimates of net ultimate losses	(67,063)	83,135	16,072	(83,473)	15,935	(67,538)
Increase (reduction) in provisions for unallocated LAE(3)	(30,879)	2,435	(28,444)	(19,904)	—	(19,904)
Net incurred losses and LAE	$(97,942)	$85,570	$(12,372)	$(103,377)	$15,935	$(87,442)
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
Six Months Ended June 30, 2021: Current period net incurred losses and LAE of $85.6 million primarily related to the run-off of StarStone International business which was transferred from the Legacy Underwriting segment on January 1, 2021. The reduction in estimates of net ultimate losses relating to prior periods of $67.1 million was primarily related to favorable development in the professional indemnity/directors and officers line of business across our Lloyd's portfolios arising from a change in ultimates and reductions in case reserve estimates for large claims, continued favorable actual experience versus expected losses in our workers' compensation and general casualty lines of business as well as favorable actual experience versus expected losses across multiple StarStone International books of business. Partially offsetting this favorable development was an increase in net incurred losses of $22.0 million due to our reevaluation of our gross and net exposure on COVID-19 pandemic related losses.
Six Months Ended June 30, 2020: Current period net incurred losses and LAE of $15.9 million primarily related to the run-off of the AmTrust RITC transactions. The reduction in estimates of net ultimate losses of $83.5 million primarily related to favorable development in our professional indemnity/directors & officers lines of businesses and favorable actual experience versus expected losses in our workers' compensation and motor liability lines of business.

Other Items
Three Months Ended June 30, 2021 versus 2020:
•Fees and commission income in our Run-off segment represents amounts earned under consulting arrangements with third parties. The increase of $4.3 million was driven by fees from service agreements with Core Specialty.
•Other income increased by $4.3 million primarily from favorable movements in actual versus expected development on a portion of our Defendant A&E business in 2021 relative to 2020.
•General and administrative expenses increased by $11.7 million primarily due to increases in salaries and benefits expenses as a result of the transfer of the StarStone International business into the Run-off segment, partially offset by reductions in licensing and project-based computer expenses.
Six Months Ended June 30, 2021 versus 2020:
•The increase in fees and commission income of $8.9 million was driven by fees from service agreements with Core Specialty.
•Other income decreased by $11.2 million primarily due to an $18.9 million insurance recovery on a Defendant A&E claim in 2020, partially offset by higher favorable actual versus expected on our Defendant A&E business in 2021 relative to 2020.
•Acquisition costs increased by $18.6 million primarily due to the transfer of StarStone International from the Legacy Underwriting segment on January 1, 2021.
•General and administrative expenses increased by $15.9 million primarily due to the transfer of the StarStone International business into the Run-off segment, partially offset by decreases in travel expenses as a result of travel restrictions imposed by the COVID-19 pandemic.

Investments Segment
The following is a discussion and analysis of the results of operations for our Investments segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change
INCOME
Net investment income (1)	$75,859	$86,263	$(10,404)	$137,190	$151,226	$(14,036)
Net realized and unrealized gains (1)	405,010	926,494	(521,484)	385,531	351,812	33,719
	480,869	1,012,757	(531,888)	522,721	503,038	19,683
EXPENSES
General and administrative expenses (2)	12,303	10,704	1,599	15,843	14,268	1,575
	12,303	10,704	1,599	15,843	14,268	1,575
EARNINGS BEFORE INTEREST EXPENSE, FOREIGN EXCHANGE AND INCOME TAXES	468,566	1,002,053	(533,487)	506,878	488,770	18,108
Earnings (loss) from equity method investments	(3,059)	(8,790)	5,731	114,972	3,660	111,312
SEGMENT INCOME	$465,507	$993,263	$(527,756)	$621,850	$492,430	$129,420

Supplemental information:

Net investment income (1)	$75,859	$86,263	$(10,404)	$137,190	$151,226	$(14,036)
Net realized and unrealized gains (1)	405,010	926,494	(521,484)	385,531	351,812	33,719
Total investment return included in net earnings	480,869	1,012,757	$(531,888)	$522,721	$503,038	$19,683
(1) Includes amounts attributable to the InRe Fund, refer to Note 11 - "Variable Interest Entities" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for additional information.
(2) The results for the three months ended June 30, 2021 and 2020 include refinements to first quarter general and administrative expense allocations that increased general and administrative expenses by $2.6 million and $2.5 million, respectively.
Overall Results
Three Months Ended June 30, 2021 versus 2020: Segment income from our Investments segment decreased by $527.8 million primarily due to a reduction in net realized and unrealized gains on investments of $521.5 million. The gains for the three months ended June 30, 2021 were primarily driven by gains on fixed income securities due to lower interest rates and strong performance in the InRe Fund, equities, and other non-fixed income investments, driven by a rally in risk assets and global equity markets as economies continued to re-open following the shut-downs related to the COVID-19 pandemic. The gains for the three months ended June 30, 2020 were primarily driven by gains on fixed income securities due to a significant tightening in credit spreads as markets normalized after the COVID-related dislocation and a strong performance in the InRe Fund, fixed income funds, equity funds, CLO equities, and CLO equity funds, driven by recovery of the equity markets, which reversed the losses associated with the COVID-19 pandemic during the first quarter of 2020.
Six Months Ended June 30, 2021 versus 2020: Segment income from our Investments segment increased by $129.4 million primarily due an increase in earnings from equity method investments of $111.3 million driven primarily by our investments in Enhanzed Re and Monument Re, which are recorded on a one quarter lag.
Refer to "Investments Results - Consolidated" below for further details and discussion.

Legacy Underwriting Segment
The following is a discussion and analysis of the results of operations for our Legacy Underwriting segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change
INCOME
Net premiums earned	$17,240	$132,354	$(115,114)	$37,280	$275,675	$(238,395)
Fees and commission income	—	6,044	(6,044)	—	8,587	(8,587)
Net investment income	288	8,180	(7,892)	1,046	17,931	(16,885)
Net realized and unrealized gains (losses)	210	41,114	(40,904)	(1,099)	(13,265)	12,166
Other income (expense)	(2,549)	30	(2,579)	(9,067)	150	(9,217)
	15,189	187,722	(172,533)	28,160	289,078	(260,918)
EXPENSES
Net incurred losses and LAE	10,281	95,382	(85,101)	14,759	200,913	(186,154)
Acquisition costs	4,922	45,478	(40,556)	9,899	84,614	(74,715)
General and administrative expenses	1,418	70,062	(68,644)	3,502	96,120	(92,618)
	16,621	210,922	(194,301)	28,160	381,647	(353,487)
SEGMENT INCOME (LOSS)	$(1,432)	$(23,200)	$21,768	$—	$(92,569)	$92,569
Overall Results
Three and Six Months Ended June 30, 2021 versus 2020: Segment loss from our Legacy Underwriting segment decreased by $21.8 million and $92.6 million for the three and six months ended June 30, respectively, primarily driven by the decision to place StarStone International into run-off and the related subsequent transfer of StarStone International to the Run-off segment, as well as the sale of Atrium on January 1, 2021.
The results for 2021 comprise SGL No.1's 25% gross share of the 2020 and prior underwriting years of Atrium's syndicate 609 whereas the results for 2020 comprise SGL No.1's 25% net share of Atrium's syndicate 609 and StarStone International.
As of January 1, 2021, SGL No.1 settles its share of the 2020 and prior underwriting years for the economic benefit of Atrium, and there is no net retention by Enstar. For further information, see Note 3 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Investment results are separately discussed below in "Investments Results - Consolidated."
Net Premiums Earned:
The following table provides gross and net premiums written and earned by line of business for the Legacy Underwriting segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands of U.S. dollars)
Gross premiums written	$13,515	$141,547	$(128,032)	$41,089	$350,981	$(309,892)
Ceded premiums written	(6,501)	(17,568)	11,067	(22,608)	(74,719)	52,111
Net premiums written	7,014	123,979	(116,965)	18,481	276,262	(257,781)

Gross premiums earned	$38,060	$167,235	$(129,175)	$86,119	$344,278	$(258,159)
Ceded premiums earned	(20,820)	(34,881)	14,061	(48,839)	(68,603)	19,764
Net premiums earned	$17,240	$132,354	$(115,114)	$37,280	$275,675	$(238,395)

Three and Six Months Ended June 30, 2021 versus 2020: Gross premiums written and net premiums earned each decreased in the 2021 periods primarily due to the transfer of StarStone International to the Run-off segment in 2021.
Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Legacy Underwriting segment.

	Three Months Ended June 30,
	2021			2020
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$(3,046)	$6,411	$3,365	$86,380	$11,505	$97,885
Net change in case and LAE reserves (1)	7,838	(2,574)	5,264	(29,802)	443	(29,359)
Net change in IBNR reserves (2)	(1,954)	3,853	1,899	(72,997)	71,968	(1,029)
Increase (reduction) in estimates of net ultimate losses	2,838	7,690	10,528	(16,419)	83,916	67,497
Increase (reduction) in provisions for unallocated LAE (3)	(313)	66	(247)	274	27,611	27,885
Net incurred losses and LAE	$2,525	$7,756	$10,281	$(16,145)	$111,527	$95,382

	Six Months Ended June 30,
	2021			2020
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$5,630	$9,638	$15,268	$184,673	$14,072	$198,745
Net change in case and LAE reserves (1)	(4,692)	2,185	(2,507)	(73,340)	8,793	(64,547)
Net change in IBNR reserves (2)	(3,304)	5,992	2,688	(129,786)	168,006	38,220
Increase (reduction) in estimates of net ultimate losses	(2,366)	17,815	15,449	(18,453)	190,871	172,418
Increase (reduction) in provisions for unallocated LAE (3)	(530)	(160)	(690)	183	28,312	28,495
Net incurred losses and LAE	$(2,896)	$17,655	$14,759	$(18,270)	$219,183	$200,913
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
Three and Six Months Ended June 30, 2021 versus 2020: Net incurred losses and LAE decreased by $85.1 million and $186.2 million for the three and six months ended June 30, 2021 compared to 2020, respectively, primarily due to the transfer of StarStone International to the Run-off segment in 2021. Net incurred losses for the three and six months ended June 30, 2020 included $1.2 million and $34.3 million, respectively, of losses related to the COVID-19 pandemic.
Other Items
Three and Six Months Ended June 30, 2021 versus 2020:
•The decrease in acquisition costs of $40.6 million and $74.7 million, respectively, and general and administrative expenses of $68.6 million and $92.6 million, respectively, was primarily driven by the decision to place StarStone International into run-off and the related subsequent transfer of StarStone International to the Run-off segment.

Corporate and Other
The following is a discussion and analysis of our results of operations for our corporate and other activities.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change
INCOME
Other income (expense) (1)	$(6,006)	$(2,016)	$(3,990)	$(11,252)	$(9,455)	$(1,797)
Net gain on sales of subsidiaries	—	—	—	14,894	—	14,894
	(6,006)	(2,016)	(3,990)	3,642	(9,455)	13,097
EXPENSES
Net incurred losses and LAE (2)	46,020	151,559	(105,539)	(18,590)	116,521	(135,111)
General and administrative expenses (3)	14,858	11,598	3,260	64,643	57,017	7,626
	60,878	163,157	(102,279)	46,053	173,538	(127,485)
LOSS BEFORE INTEREST EXPENSE, FOREIGN EXCHANGE AND INCOME TAXES	(66,884)	(165,173)	98,289	(42,411)	(182,993)	140,582
Interest expense	(16,301)	(14,018)	(2,283)	(32,480)	(27,433)	(5,047)
Net foreign exchange gains (losses)	9,139	(5,158)	14,297	6,505	6,781	(276)
Income tax expense	(9,422)	(16,652)	7,230	(3,440)	(11,380)	7,940
Net loss from discontinued operations, net of income taxes	—	(1,152)	1,152	—	(3,221)	3,221
Net (earnings) loss attributable to noncontrolling interest	(3,055)	19,992	(23,047)	(13,846)	52,714	(66,560)
Dividends on preferred shares	(8,925)	(8,925)	—	(17,850)	(17,850)	—
NET LOSS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(95,448)	$(191,086)	$95,638	$(103,522)	$(183,382)	$79,860
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
(3) The results for the three months ended June 30, 2021 and 2020 include refinements to first quarter general and administrative expense allocations that decreased general and administrative expenses by $18.9 million and $16.1 million, respectively.
Overall Results
Three Months Ended June 30, 2021 versus 2020:
Net loss from our corporate and other activities decreased by $95.6 million primarily as a result of the change in the value of the fair value option related to liabilities on our assumed retroactive reinsurance agreements for which we have elected the fair value option and the favorable change in net foreign exchange gains (losses), partially offset by an unfavorable change in net earnings (loss) attributable to noncontrolling interest.
Six Months Ended June 30, 2021 versus 2020:
Net loss from our corporate and other activities decreased by $79.9 million primarily due to the favorable change in net incurred losses and LAE of $135.1 million and the net gain on sales of subsidiaries, partially offset by an unfavorable change in net earnings (loss) attributable to noncontrolling interest.

Net Incurred Losses and LAE
The following table shows the components of net incurred losses and LAE for corporate and other activities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization of deferred charges and gains (1)	$23,011	$10,400	$31,080	$24,733
Amortization of fair value adjustments (2)	5,296	7,116	8,089	15,982
Changes in fair value - fair value option (3)	17,713	134,043	(57,759)	75,806
Net incurred losses and LAE	$46,020	$151,559	$(18,590)	$116,521
(1) Relates to the amortization of deferred charge assets and deferred gain liabilities on retroactive reinsurance contracts.
(2) Relates to the amortization of fair value adjustments associated with the acquisition of companies.
(3) Represents the changes in the fair value of liabilities related to our assumed retroactive reinsurance agreements for which we have elected the fair value option.
Three and Six Months Ended June 30, 2021 versus 2020: The reduction in net incurred losses and LAE of $105.5 million and $135.1 million, respectively was primarily driven by the change in the fair value of liabilities for which we have elected the fair value option due to higher increases in corporate bond yields in 2021 and narrowing credit spreads in 2020.
Other Items
Three Months Ended June 30, 2021 versus 2020:
•The favorable change in net foreign exchange gains (losses) of $14.3 million was primarily the result of increased volatility in foreign exchange markets associated with the COVID-19 pandemic and the resulting impact on non-U.S. dollar denominated investments and technical balances in 2020.
•The favorable change in income tax expense of $7.2 million was driven by tax benefits arising from a reduction to deferred tax liabilities as a result of the change in the tax status of a U.K.-based entity and the revaluation of U.K. deferred tax assets as a result of an increase in the U.K. corporate tax rate.
•The unfavorable change in net earnings (loss) attributable to noncontrolling interest of $23.0 million was due to higher earnings in 2021 for those companies where there is a noncontrolling interest.
Six Months Ended June 30, 2021 versus 2020:
•The net gain on sales of subsidiaries of $14.9 million was primarily driven by a gain on the sale of SUL of $23.1 million, partially offset by a loss on the sale of Atrium of $7.8 million as described in Note 3 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
•The favorable change in income tax expense of $7.9 million was driven by tax benefits arising from a reduction to deferred tax liabilities as a result of the change in the tax status of a U.K.-based entity and the revaluation of U.K. deferred tax assets as a result of an increase in the U.K. corporate tax rate.
•The unfavorable change in net earnings (loss) attributable to noncontrolling interest of $66.6 million was due to higher earnings in 2021 for those companies where there is a noncontrolling interest.

Discontinued Operations (StarStone U.S.):
Three Months Ended June 30, 2020: The sale of StarStone U.S. was completed on November 30, 2020. The StarStone U.S. business, included in discontinued operations, includes the results of intra-group reinsurance cessions which were non-renewed as of January 1, 2018. The effect of these intra-group reinsurance cessions on net earnings, net of income taxes for the StarStone U.S. business was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
StarStone U.S. Group net earnings (loss) before Intra-Group Cessions	$8,870	$18,194
Intra-Group Cessions	(10,022)	(21,415)
StarStone U.S. net loss, net of income taxes	$(1,152)	$(3,221)

Investable Assets
We define investable assets as the sum of total investments, cash and cash equivalents, restricted cash and cash equivalents, funds held and the net variable interest entity assets of the InRe Fund. Investments consist primarily of investment grade, liquid, fixed maturity securities of short-to-medium duration, equities and other investments. Cash and cash equivalents and restricted cash and cash equivalents are comprised mainly of cash, high-grade fixed deposits, and other highly liquid instruments such as commercial paper with maturities of less than three months at the time of acquisition and money market funds. Funds held primarily consist of investment grade, liquid, fixed maturity securities of short-to-medium duration.
Investable assets were $20.2 billion as of June 30, 2021 as compared to $17.3 billion as of December 31, 2020, an increase of 16.8% primarily attributable to the 2021 transactions described in Note 2 - "Significant New Business" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
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
The following tables summarize the composition of total investable assets by segment:

	June 30, 2021
	Investments	Legacy Underwriting	Total
	(in thousands of U.S. dollars)
Short-term investments, trading, at fair value	$19,788	$—	$19,788
Short-term investments, AFS, at fair value	110,473	—	110,473
Fixed maturities, trading, at fair value	3,922,685	165,717	4,088,402
Fixed maturities, AFS, at fair value	5,464,936	1,102	5,466,038
Funds held - directly managed	1,028,503	—	1,028,503
Equities, at fair value	1,158,219	—	1,158,219
Other investments, at fair value	1,802,442	12,151	1,814,593
Equity method investments	936,430	—	936,430
Total investments	14,443,476	178,970	14,622,446
Cash and cash equivalents (including restricted cash)	1,096,978	29,280	1,126,258
Funds held by reinsured companies	2,170,402	31,556	2,201,958
Net variable interest entity assets of the InRe Fund (1)	2,219,712	—	2,219,712
Total investable assets	$19,930,568	$239,806	$20,170,374

Duration (in years) (2)	4.73	2.20	4.69
Average credit rating (3)	A+	AA-	A+

	December 31, 2020
	Investments	Legacy Underwriting	Total
	(in thousands of U.S. dollars)
Short-term investments, trading, at fair value	$5,129	$—	$5,129
Short-term investments, AFS, at fair value	263,795	—	263,795
Fixed maturities, trading, at fair value	4,145,956	448,936	4,594,892
Fixed maturities, AFS, at fair value	3,194,327	200,773	3,395,100
Funds held - directly managed	1,074,890	—	1,074,890
Equities, at fair value	773,744	73,051	846,795
Other investments, at fair value (1)	4,146,271	97,763	4,244,034
Equity method investments	597,295	235,000	832,295
Total investments	14,201,407	1,055,523	15,256,930
Cash and cash equivalents (including restricted cash)	1,112,273	260,843	1,373,116
Funds held by reinsured companies	553,973	81,846	635,819
Total investable assets	$15,867,653	$1,398,212	$17,265,865

Duration (in years) (2)	5.09	1.96	4.82
Average credit rating (3)	A+	AA-	A+
(1) Effective April 1, 2021, the InRe Fund was consolidated by us. As a result, the carrying amounts of the assets and liabilities of the InRe Fund are presented separately in “variable interest entity assets of the InRe Fund” and “variable interest liabilities of the InRe Fund” within the condensed consolidated balance sheet as of June 30, 2021. Refer to Note 11 - "Variable Interest Entities" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for further information.
(2) The duration calculation includes cash and cash equivalents, short-term investments, fixed maturities and the fixed maturities within our funds held - directly managed portfolios at June 30, 2021 and December 31, 2020.
(3) The average credit ratings calculation includes cash and cash equivalents, short-term investments, fixed maturities and the fixed maturities within our funds held - directly managed portfolios at June 30, 2021 and December 31, 2020.
As of both June 30, 2021 and December 31, 2020, our fixed income investment portfolio, including funds held - directly managed, had an average credit quality rating of A+. As of June 30, 2021 and December 31, 2020, our fixed maturity investments (classified as trading and AFS and our fixed maturity investments included within funds held - directly managed) that were non-investment grade (i.e. rated lower than BBB- and non-rated securities) comprised 3.2% and 3.7%, respectively, of our total fixed maturity investment portfolio. A detailed schedule of average credit ratings by asset class as of June 30, 2021 is included in Note 4 - "Investments" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

Composition of Investment Portfolio By Asset Class
The following tables summarize the composition of our investment portfolio by asset class:

	June 30, 2021
	AAA Rated	AA Rated	A Rated	BBB Rated	Non-investment Grade	Not Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and AFS and funds held - directly managed
U.S. government & agency	$788,822	$381	$—	$236	$—	$—	$789,439	4.9%
U.K. government	—	34,379	7,317	—	—	—	41,696	0.3%
Other government	213,984	168,864	46,640	45,889	4,902	—	480,279	3.0%
Corporate	166,647	663,162	2,964,842	2,550,601	291,394	16,352	6,652,998	41.5%
Municipal	11,820	129,533	82,076	20,937	—	93	244,459	1.5%
Residential mortgage-backed	557,182	2,423	2,201	8,920	1,413	100	572,239	3.6%
Commercial mortgage-backed	705,402	116,062	85,728	71,649	3,831	4,582	987,254	6.2%
Asset-backed	348,411	279,778	199,722	82,737	21,781	3,164	935,593	5.8%
Total	2,792,268	1,394,582	3,388,526	2,780,969	323,321	24,291	10,703,957	66.8%

Other assets included within funds held - directly managed							9,247	0.1%

Equities
Publicly traded equities							304,701	1.9%
Exchange-traded funds							504,793	3.2%
Privately held equities							348,725	2.2%
Total							1,158,219	7.3%

Other investments
Hedge funds							73,130	0.5%
Fixed income funds							603,889	3.8%
Equity funds							5,617	—%
Private equity funds							536,368	3.3%
CLO equities							145,103	0.9%
CLO equity funds							190,158	1.2%
Private credit funds							242,359	1.5%
Other							17,969	0.1%
Total							1,814,593	11.3%

Equity method investments							936,430	5.8%

Total investments	2,792,268	1,394,582	3,388,526	2,780,969	323,321	24,291	14,622,446	91.3%

Fixed maturity investments, trading of the InRe Fund	—	4,466	1,942	—	2,576	189,809	198,793	1.2%
Equities of the InRe Fund							1,135,334	7.1%
Other Investments of the InRe Fund							59,007	0.4%
Total investments of the InRe Fund (1)	—	4,466	1,942	—	2,576	189,809	1,393,134	8.7%

Total investments, plus InRe Fund investments	$2,792,268	$1,399,048	$3,390,468	$2,780,969	$325,897	$214,100	$16,015,580	100.0%
(1) Effective April 1, 2021, the InRe Fund was consolidated by us. As a result, the carrying amounts of the assets and liabilities of the InRe Fund are presented separately in “variable interest entity assets of the InRe Fund” and “variable interest liabilities of the InRe Fund” within the condensed consolidated balance sheet as of June 30, 2021. Refer to Note 11 - "Variable Interest Entities" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for additional information.

	December 31, 2020
	AAA Rated	AA Rated	A Rated	BBB Rated	Non-investment Grade	Not Rated	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and AFS and funds held - directly managed
U.S. government & agency	$951,048	$—	$—	$—	$—	$—	$951,048	6.2%
U.K. government	—	43,199	7,883	—	—	—	51,082	0.3%
Other government	244,041	159,095	42,337	51,413	5,267	—	502,153	3.3%
Corporate	172,718	607,796	2,646,602	1,960,971	287,363	11,282	5,686,732	37.3%
Municipal	8,270	78,585	55,631	20,183	—	—	162,669	1.1%
Residential mortgage-backed	544,545	—	2,195	2,615	2,472	2,118	553,945	3.6%
Commercial mortgage-backed	591,396	115,114	74,615	61,730	3,961	7,274	854,090	5.6%
Asset-backed	239,733	84,058	119,757	89,898	24,014	—	557,460	3.7%
Total	2,751,751	1,087,847	2,949,020	2,186,810	323,077	20,674	9,319,179	61.1%

Other assets included within funds held - directly managed							14,627	0.1%

Equities
Publicly traded equities							260,767	1.7%
Exchange-traded funds							311,287	2.0%
Privately held equities							274,741	1.8%
Total							846,795	5.5%

Other investments
Hedge funds (1)							2,638,339	17.3%
Fixed income funds							552,541	3.6%
Equity funds							190,767	1.3%
Private equity funds							363,103	2.4%
CLO equities							128,083	0.8%
CLO equity funds							166,523	1.1%
Private credit funds							192,319	1.3%
Other							12,359	0.1%
Total							4,244,034	27.9%

Equity method investments							832,295	5.4%

Total investments	$2,751,751	$1,087,847	$2,949,020	$2,186,810	$323,077	$20,674	$15,256,930	100.0%
(1) Includes our investment in the InRe Fund of $2.4 billion
A description of our investment valuation processes is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 10 - "Fair Value Measurements" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

The amortized cost, gross unrealized gains and losses and the fair value of our short-term investments and fixed maturity investments were as follows:

			Gross Unrealized Losses
As of June 30, 2021	Amortized Cost	Gross Unrealized Gains	Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
U.S. government and agency	$784,054	$10,543	$(5,158)	$—	$789,439
U.K. government	40,011	1,877	(192)	—	41,696
Other government	460,069	23,256	(3,005)	(41)	480,279
Corporate	6,378,115	308,841	(26,787)	(7,171)	6,652,998
Municipal	227,235	17,533	(309)	—	244,459
Residential mortgage-backed	569,169	6,215	(3,128)	(17)	572,239
Commercial mortgage-backed	966,496	29,128	(8,213)	(157)	987,254
Asset-backed	939,474	3,018	(6,899)	—	935,593
	10,364,623	400,411	(53,691)	(7,386)	10,703,957
InRe Fund (1)	149,118	49,675	—	—	198,793
	$10,513,617	$450,210	$(53,691)	$(7,386)	$10,902,750

			Gross Unrealized Losses
As of December 31, 2020	Amortized Cost	Gross Unrealized Gains	Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
U.S. government and agency	$935,014	$17,148	$(1,114)	$—	$951,048
U.K. government	46,988	4,094	—	—	51,082
Other government	463,765	38,460	(72)	—	502,153
Corporate	5,226,238	463,459	(2,784)	(181)	5,686,732
Municipal	145,469	17,210	(10)	—	162,669
Residential mortgage-backed	545,628	9,640	(1,323)	—	553,945
Commercial mortgage-backed	828,155	37,318	(11,250)	(133)	854,090
Asset-backed	567,638	3,682	(13,852)	(8)	557,460
	$8,758,895	$591,011	$(30,405)	$(322)	$9,319,179
(1) Includes amounts attributed to the InRe Fund, refer to Note 11 - "Variable Interest Entities" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for additional information.
We have historically accounted for our fixed income securities as a trading portfolio, whereby unrealized gains or losses are reflected in earnings. However, from October 1, 2019, we have also elected to use AFS accounting. As trading fixed income securities mature or are disposed, the proceeds are generally reinvested in fixed income securities classified as AFS securities for the Investments segment and the StarStone International Portfolio.2 The difference in the treatment of the fixed income securities is that unrealized changes on investments classified as trading are recorded through earnings, whereas unrealized changes on investments classified as AFS are recorded directly to shareholders' equity as a component of other comprehensive income. We may experience unrealized losses on our fixed maturity investments, depending on investment conditions and general economic conditions. Unrealized amounts would only become realized in the event of a sale of the specific securities prior to maturity, allowances for credit losses or a credit default. For further information on the sensitivity of our portfolio to changes in interest rates, refer to the Interest Rate Risk section within "Item 3. Quantitative and Qualitative Disclosures About Market Risk", included within this Quarterly Report on Form 10-Q.

2 The investment results of StarStone International were included in the Legacy Underwriting segment prior to January 1, 2021 and the Investments segment from January 1, 2021.

The following table summarizes the composition of our top ten corporate issuers included within our short-term investments and fixed maturity investments, classified as trading and AFS and the fixed maturity investments included within our funds held - directly managed balance as of June 30, 2021:

	Fair Value	Average Credit Rating
	(in thousands of U.S. dollars)
Bank of America Corp	$136,071	A
Citigroup Inc	119,550	A-
Morgan Stanley	109,975	A
JPMorgan Chase & Co.	104,958	A
Wells Fargo & Co	93,383	A
Comcast Corp	89,141	A-
Apple Inc	79,340	AA+
AT&T Inc	71,316	BBB
Verizon Communications Inc	60,884	BBB+
Oracle Corp	60,075	BBB+
	$924,693

Investment Results - Consolidated
Comparability of our investment results between periods is impacted by our significant new business as described in Note 2 - "Significant New Business" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

The following tables summarize our consolidated investment results.

	Three Months Ended June 30, 2021
	Investments	Legacy Underwriting	Total
Net investment income:
Fixed income securities (1)	$85,962	$539	$86,501
Cash and restricted cash	(87)	(292)	(379)
Other investments, including equities	13,464	(1)	13,463
Less: Investment expenses	(3,309)	42	(3,267)
Net investment expenses of the InRe Fund (2)	(20,171)	—	(20,171)
Total net investment income	$75,859	$288	$76,147

Net realized gains:
Fixed income securities (1)	$17,589	$134	$17,723
Other investments, including equities	774	—	774
Net realized gains of the InRe Fund (2)	321,705	—	321,705
Total net realized gains	$340,068	$134	$340,202

Net unrealized gains (losses):
Fixed income securities, trading (1)	$57,610	$(69)	$57,541
Other investments, including equities	112,307	145	112,452
Net unrealized losses of the InRe Fund (2)	(104,975)	—	(104,975)
Total net unrealized gains	$64,942	$76	$65,018

Total investment return included in earnings (A)	$480,869	$498	$481,367

Other comprehensive income (loss):
Unrealized gains (losses), on fixed income securities, AFS, net of reclassification adjustments excluding foreign exchange (B) (1)	$58,575	$(18)	$58,557

Total investment return = (A) + (B)	$539,444	$480	$539,924

Annualized income from fixed income assets (3)	$343,500	$988	$344,488
Average aggregate fixed income assets, at cost (3)(4)	12,318,318	220,790	12,539,108
Annualized investment book yield	2.79%	0.45%	2.75%

Average aggregate invested assets, at fair value (4)	$18,002,055	$235,971	$18,238,026
Investment return included in net earnings	2.67%	0.21%	2.64%
Total investment return	3.00%	0.20%	2.96%
(1) Fixed income securities includes both trading and AFS short-term and fixed maturity investments as well as funds held - directly managed whereas fixed income securities, trading excludes AFS investments and fixed income, AFS excludes trading investments.
(2) Effective April 1, 2021, the InRe Fund was consolidated by us. Prior to this, all income or loss from the InRe Fund was determined by the change in net asset value (NAV) of our holdings in the fund, which was included within net unrealized gains (losses) from other investments, including equities. Prior period amounts have been reclassified to net unrealized gains (losses) of the InRe Fund to conform to current period presentation.
(3) Fixed income assets includes fixed income securities and cash and restricted cash.
(4) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.

	Three Months Ended June 30, 2020
	Investments	Legacy Underwriting	Total
Net investment income:
Fixed income securities (1)	$80,216	$7,440	$87,656
Cash and restricted cash	861	(144)	717
Other investments, including equities	7,781	1,272	9,053
Less: Investment expenses	(2,595)	(388)	(2,983)
Total net investment income	$86,263	$8,180	$94,443

Net realized gains (losses):
Fixed income securities (1)	$56,557	$(248)	$56,309
Other investments, including equities	489	1,397	1,886
Total net realized gains	$57,046	$1,149	$58,195

Net unrealized gains:
Fixed income securities, trading (1)	$328,437	$32,618	$361,055
Other investments, including equities (2)	175,957	7,347	183,304
Net unrealized gains of the InRe Fund (2)	365,054	—	365,054
Total net unrealized gains	$869,448	$39,965	$909,413

Total investment return included in earnings (A)	$1,012,757	$49,294	$1,062,051

Other comprehensive income:
Unrealized gains, on fixed income securities, AFS, net of reclassification adjustments excluding foreign exchange (B) (1)	$79,133	$11,285	$90,418

Total investment return = (A) + (B)	$1,091,890	$60,579	$1,152,469

Annualized income from fixed income assets (3)	$324,308	$29,184	$353,492
Average aggregate fixed income assets, at cost (3)(4)	9,539,974	1,292,794	10,832,768
Annualized investment book yield	3.40%	2.26%	3.26%

Average aggregate invested assets, at fair value (4)	$12,894,658	$1,479,039	$14,373,697
Investment return included in net earnings	7.85%	3.33%	7.39%
Total investment return	8.47%	4.10%	8.02%
(1) Fixed income securities includes both trading and AFS short-term and fixed maturity investments as well as funds held - directly managed whereas fixed income securities, trading excludes AFS investments and fixed income, AFS excludes trading investments.
(2) Effective April 1, 2021, the InRe Fund was consolidated by us. Prior to this, all income or loss from the InRe Fund was determined by the change in net asset value (NAV) of our holdings in the fund, which was included within net unrealized gains (losses) from other investments, including equities. Prior period amounts have been reclassified to net unrealized gains (losses) of the InRe Fund to conform to current period presentation.
(3) Fixed income assets includes fixed income securities and cash and restricted cash.
(4) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
Net Investment Income
Three Months Ended June 30, 2021 versus 2020: Net investment income decreased by $18.3 million primarily due to InRe Fund expenses of $20.2 million in 2021. The InRe Fund expenses primarily include management and performance fee accruals which were previously included in the change in NAV prior to consolidation of the fund. Our annualized book yield declined by 51 basis points, primarily due to reinvestment of fixed maturities at lower yields and time required to invest new premium, partially offset by an increase in our average aggregate fixed maturities and cash and cash equivalents of $1.7 billion which was primarily due to the Hiscox, CNA, Liberty Mutual, AXA Group and Coca-Cola transactions in 2021 and Hannover Re, Munich Re, Aspen, AXA Group and Lyft transactions in 2020.

Net Realized and Unrealized Gains:
Three Months Ended June 30, 2021 versus 2020: Net realized and unrealized gains were $405.2 million for the three months ended June 30, 2021 compared to $967.6 million for the three months ended June 30, 2020, a decrease of $562.4 million. Included in net realized and unrealized gains are the following items:
•Net realized and unrealized gains on fixed income securities, including fixed income securities within our funds held portfolios of $75.3 million for the three months ended June 30, 2021, compared to $417.4 million for the three months ended June 30, 2020, a decrease of $342.1 million. The gains for the three months ended June 20, 2021 were primarily driven by lower interest rates as the interest rate curve flattened, while the gains for the three months ended June 20, 2020 were primarily driven by a significant tightening in credit spreads as markets normalized after the COVID-related dislocation and spread widening experienced in the first quarter of 2020;
•Net realized and unrealized gains on other investments, including equities and the InRe Fund, of $330.0 million for the three months ended June 30, 2021 compared to gains of $550.2 million for the three months ended June 30, 2020, a decrease of $220.3 million. The net realized and unrealized gains for the three months ended June 30, 2021 were driven by strong performance in the InRe Fund, equities and equity funds, private equity funds, private credit funds, fixed income funds, CLO equity and CLO equity funds, principally driven by a rally in risk assets and global equity markets as economies continued to re-open following the shut-downs related to the COVID-19 pandemic. The realized and unrealized gains for the three months ended June 30, 2020 primarily comprised unrealized gains in the InRe Fund, fixed income funds, equity funds, CLO equities and CLO equity funds principally driven by tightening credit spreads and a strong recovery of the global equity markets in the second quarter of 2020 reversing the impact of the unrealized losses associated with COVID-19 pandemic during the first quarter of 2020.

The following tables summarize our investment results for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021
	Investments	Legacy Underwriting	Total
Net investment income:
Fixed income securities (1)	$137,456	$1,245	$138,701
Cash and restricted cash	(346)	(121)	(467)
Other investments, including equities	27,056	(1)	27,055
Less: Investment expenses	(6,805)	(77)	(6,882)
Net investment expenses of the InRe Fund (2)	(20,171)	—	(20,171)
Total net investment income	$137,190	$1,046	$138,236

Net realized gains (losses):
Fixed income securities (1)	$24,640	$13	$24,653
Other investments, including equities	(17)	—	(17)
Net realized gains of the InRe Fund (2)	321,705	—	321,705
Total net realized gains	$346,328	$13	$346,341

Net unrealized gains (losses):
Fixed income securities, trading (1)	$(154,189)	$(1,383)	$(155,572)
Other investments, including equities (2)	221,760	271	222,031
Net unrealized losses of the InRe Fund (2)	(28,368)	—	(28,368)
Total net unrealized gains (losses)	$39,203	$(1,112)	$38,091

Total investment return included in earnings (A)	$522,721	$(53)	$522,668

Other comprehensive income:
Unrealized losses, on fixed income securities, AFS, net of reclassification adjustments excluding foreign exchange (B) (1)	$(46,846)	$(55)	$(46,901)

Total investment return = (A) + (B)	$475,875	$(108)	$475,767

Annualized income from fixed income assets (3)	$274,220	$2,248	$276,468
Average aggregate fixed income assets, at cost (3)(4)	11,801,835	224,040	12,025,875
Annualized investment book yield	2.32%	1.00%	2.30%

Average aggregate invested assets, at fair value (4)	$17,494,305	$239,383	$17,733,688
Investment return included in net earnings	2.99%	(0.02)%	2.95%
Total investment return	2.72%	(0.05)%	2.68%
(1) Fixed income securities includes both trading and AFS short-term and fixed maturity investments as well as funds held - directly managed whereas fixed income securities, trading excludes AFS investments and fixed income, AFS excludes trading.
(2) Effective April 1, 2021, the InRe Fund was consolidated by us. Prior to this, all income or loss from the InRe Fund was determined by the change in net asset value (NAV) of our holdings in the fund, which was included within net unrealized gains (losses) from other investments, including equities. Prior period amounts have been reclassified to net unrealized gains (losses) of the InRe Fund to conform to current period presentation.
(3) Fixed income assets includes fixed income securities and cash and restricted cash.
(4) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP condensed consolidated financial statements.

	Six Months Ended June 30, 2020
	Investments	Legacy Underwriting	Total
Net investment income:
Fixed income securities (1)	$136,352	$14,307	$150,659
Cash and restricted cash	2,242	625	2,867
Other investments, including equities	19,045	4,064	23,109
Less: Investment expenses	(6,413)	(1,065)	(7,478)
Total net investment income	$151,226	$17,931	$169,157

Net realized gains (losses):
Fixed income securities (1)	$59,827	$700	$60,527
Other investments, including equities	(708)	1,587	879
Total net realized gains	$59,119	$2,287	$61,406

Net unrealized gains (losses):
Fixed income securities, trading (1)	$86,887	$(7,611)	$79,276
Other investments, including equities (2)	(114,390)	(7,941)	(122,331)
Net unrealized gains of the InRe Fund (2)	320,196	—	320,196
Total net unrealized gains (losses)	$292,693	$(15,552)	$277,141

Total investment return included in earnings (A)	$503,038	$4,666	$507,704

Other comprehensive income:
Unrealized gains, on fixed income securities, AFS, net of reclassification adjustments excluding foreign exchange (B) (1)	$39,199	$1,582	$40,781

Total investment return = (A) + (B)	$542,237	$6,248	$548,485

Annualized income from fixed income assets (3)	$277,188	$29,864	$307,052
Average aggregate fixed income assets, at cost (3)(4)	9,357,926	1,290,429	10,648,355
Annualized investment book yield	2.96%	2.31%	2.88%

Average aggregate invested assets, at fair value (4)	$12,668,261	$1,512,819	$14,181,080
Investment return included in net earnings	3.97%	0.31%	3.58%
Total investment return	4.28%	0.41%	3.87%
(1) Fixed income securities includes both trading and AFS short-term and fixed maturity investments as well as funds held - directly managed whereas fixed income securities, trading excludes AFS investments and fixed income, AFS excludes trading investments.
(2) Effective April 1, 2021, the InRe Fund was consolidated by us. Prior to this, all income or loss from the InRe Fund was determined by the change in net asset value (NAV) of our holdings in the fund, which was included within net unrealized gains (losses) from other investments, including equities. Prior period amounts have been reclassified to net unrealized gains (losses) of the InRe Fund to conform to current period presentation.
(3) Fixed income assets includes fixed income securities and cash and restricted cash.
(4) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP condensed consolidated financial statements.
Net Investment Income:
Six Months Ended June 30, 2021 versus 2020: Net investment income decreased by $30.9 million, primarily due to a $12.0 million decrease in net investment income from fixed maturities and $20.2 million of expenses related to the InRe Fund. The InRe Fund expenses primarily include management and performance fee accruals which were previously included in the change in NAV prior to consolidation of the fund. Our book yield declined by 58 basis points, primarily due to reinvestment of fixed maturities at lower yields and time required to invest new premium, partially offset by an increase in our average aggregate fixed maturities and cash and cash equivalents of $1.4 billion. This increase was primarily due to the Hiscox, CNA, Liberty Mutual, AXA Group and Coca-Cola transactions in 2021 and Hannover Re, Munich Re, Aspen, AXA Group and Lyft transactions in 2020.

Net Realized and Unrealized Gains (Losses):
Six Months Ended June 30, 2021 versus 2020: Net realized and unrealized gains were $384.4 million for 2021 compared to net realized and unrealized gains of $338.5 million for 2020, an increase of $45.9 million. Included in net realized and unrealized gains (losses) are the following items:
•Net realized and unrealized losses on fixed income securities, including fixed income securities within our funds held portfolios, of $130.9 million for the six months ended June 30, 2021, compared to net realized and unrealized gains of $139.8 million for the six months ended June 30, 2020, a decrease of $270.7 million. The losses in the current period were primarily driven by an increase in interest rates partially offset by tightening of credit spreads. The gains in 2020 were due to a decline in interest rates partially offset by the widening of credit spreads;
•Net realized and unrealized gains on other investments, including equities and the InRe Fund, of $515.4 million for the six months ended June 30, 2021 compared to gains of $198.7 million for the six months ended June 30, 2020, an increase of $316.6 million. The net realized and unrealized gains for the six months ended June 30, 2021 were driven by a strong performance in the InRe Fund, private equity funds, fixed income funds and private debt funds, equity and equity funds and CLO equities, principally driven by a rally in risk assets and global equity markets as economies continued to re-open following the shut-downs related to the COVID-19 pandemic. The net realized and unrealized gains for the six months ended June 30, 2020 primarily comprised of unrealized gains in the InRe Fund and private equity funds, partially offset by losses in our equity funds, fixed income funds, CLO equities and CLO equity funds, due to the disruption in global financial markets associated with the COVID-19 pandemic.
Liquidity and Capital Resources
Overview
We aim to generate cash flows from our (re)insurance operations and investments, preserve sufficient capital for future acquisitions, and develop relationships with lenders who provide borrowing capacity at competitive rates.
Our capital resources as of June 30, 2021 included ordinary shareholders' equity of $6.7 billion, preferred equity of $510.0 million, redeemable noncontrolling interest of $177.4 million, and debt obligations of $1.4 billion. Based on our current loss reserves position, our portfolios of in-force (re)insurance business, and our investment positions, we believe we are well capitalized.
The following table details our capital position:

	June 30, 2021	December 31, 2020	Change
	(in thousands of U.S. dollars)
Ordinary shareholders' equity	$6,677,308	$6,164,395	$512,913
Series D and E Preferred Shares	510,000	510,000	—
Total Enstar Shareholders' Equity (A)	7,187,308	6,674,395	512,913
Noncontrolling interest	12,635	13,609	(974)
Total Shareholders' Equity (B)	7,199,943	6,688,004	511,939

Senior Notes	844,269	843,447	822
Junior Subordinated Notes	344,943	344,812	131
Revolving credit facility	175,000	185,000	(10,000)
Total debt (C)	1,364,212	1,373,259	(9,047)

Redeemable noncontrolling interest (D)	177,449	365,436	(187,987)

Total capitalization = (B) + (C) + (D)	$8,741,604	$8,426,699	$314,905

Total capitalization attributable to Enstar = (A) + (C)	$8,551,520	$8,047,654	$503,866

Debt to total capitalization	15.6%	16.3%	(0.7)%
Debt and Series D and E Preferred Shares to total capitalization	21.4%	22.3%	(0.9)%

Debt to total capitalization attributable to Enstar	16.0%	17.1%	(1.1)%
Debt and Series D and E Preferred Shares to total capitalization attributable to Enstar	21.9%	23.4%	(1.5)%

As of June 30, 2021, we had $769.4 million of cash and cash equivalents, excluding restricted cash that supports (re)insurance operations, and included in this amount was $304.0 million held by our foreign subsidiaries outside of Bermuda. Based on our group's current corporate structure with a Bermuda domiciled parent company and the jurisdictions in which we operate, if the cash and cash equivalents held by our foreign subsidiaries were to be distributed to us, as dividends or otherwise, such amounts would not be subject to incremental income taxes; however, in certain circumstances withholding taxes may be imposed by some jurisdictions, including by the United States. Based on existing tax laws, regulations and our current intentions, there were no accruals as of June 30, 2021 for any material withholding taxes on dividends or other distributions, as described in Note 19 - "Income Taxation" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Dividends
Historically, Enstar has not declared a dividend on its ordinary shares. The strategy has been to retain earnings and invest distributions from operating subsidiaries into our business. While there is no current expectation to declare a dividend on our ordinary shares, we may re-evaluate this strategy from time to time based on overall market conditions and other factors.
On June 28, 2018, we issued 16,000 Series D Preferred Shares with an aggregate liquidation value of $400.0 million. On November 21, 2018, we issued 4,400 Series E Preferred Shares with an aggregate liquidation value of $110.0 million. The dividends on the Series D and E Preferred Shares are non-cumulative and may be paid quarterly in arrears on the first day of March, June, September and December of each year, only when, as and if declared. For further information on preferred share dividends, refer to Note 16 - "Shareholders' Equity" and Note 23 - "Subsequent Events" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Any payment of common or preferred dividends must be approved by our Board of Directors. Our ability to pay ordinary and preferred dividends is subject to certain restrictions, as described in Note 22 - "Dividend Restrictions and Statutory Financial Information" in the notes to our condensed consolidated financial statements included within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
We use cash to fund new acquisitions of companies and significant new business. We also utilize cash for our operating expenses associated with being a public company and to pay dividends on our preference shares and interest and principal on loans from subsidiaries and debt obligations, including loans under our credit facilities, our 4.50% senior notes due 2022 (the “2022 Senior Notes”), our 4.95% senior notes due 2029 (the "2029 Senior Notes” and, together with the 2022 Senior Notes, the "Senior Notes") and our 5.75% Junior Subordinated Notes due 2040 (the “Junior Subordinated Notes”). Under the eligible capital rules of the Bermuda Monetary Authority, the Senior Notes qualify as Tier 3 capital and the Preferred Shares and Junior Subordinated Notes qualify as Tier 2 capital when considering the Bermuda Solvency Capital Requirements.
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
Operating Company Liquidity
The ability of our (re)insurance subsidiaries to pay dividends and make other distributions is limited by the applicable laws and regulations of the jurisdictions in which our (re)insurance subsidiaries operate, including Bermuda, the United Kingdom, the United States, Australia and Continental Europe, which subject these subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, certain of our (re)insurance subsidiaries to maintain minimum capital requirements and limit the amount of dividends and other payments that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments. For more information on these laws and regulations, see "Item 1. Business - Regulation" in our Annual Report on Form 10-K for the year ended December 31, 2020. As of June 30, 2021, all of our (re)insurance subsidiaries’ capital requirement levels were in excess of the minimum levels required. The ability of our subsidiaries to pay dividends is subject to certain restrictions, as described in Note 22 - "Dividend Restrictions and Statutory Financial Information" in the notes to our condensed consolidated financial statements included within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020. Our subsidiaries' ability to pay dividends and make other forms of distributions may also be limited by our repayment obligations under certain of our outstanding credit facility agreements and other debt instruments. Variability in ultimate loss payments may also result in increased liquidity requirements for our subsidiaries.
Sources of funds primarily consist of cash and investment portfolios acquired on the completion of acquisitions and loss portfolio transfer reinsurance agreements, investment income earned, proceeds from sales and maturities of investments and collection of premiums receivable. Cash balances acquired upon our purchase of (re)insurance companies are classified as cash provided by investing activities. Cash acquired from loss portfolio transfers and other reinsurance agreements is classified as cash provided by operating activities. We expect to use funds acquired from cash and investment portfolios, collected premiums, collections from reinsurance debtors, fees and commission income, investment income and proceeds from sales and redemptions of investments to meet expected claims payments and operational expenses, with the remainder used for acquisitions and additional investments. We generally expect negative operating cash flows to be met by positive investing cash flows; however, cash provided by operating activities was positive for the six months ended June 30, 2021 and 2020 as the cash acquired from loss portfolio transfers and other reinsurance agreements and the sale of trading securities exceeded cash used in the purchase of trading securities, with the net proceeds being used in the purchase of AFS securities and other investments included within investing cash flows.
Overall, we expect our cash flows, together with our existing capital base and cash and investments acquired on the acquisition of business, to be sufficient to meet cash requirements and to operate our business.

Cash Flows
The following table summarizes our consolidated cash flows provided by (used in) operating, investing and financing activities:

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands of U.S. dollars)
Cash provided by (used in):
Operating activities	$2,355,016	$849,161	$1,505,855
Investing activities	(1,785,147)	(1,156,139)	(629,008)
Financing activities	(39,917)	319,624	(359,541)
Net cash flows from discontinued operations	—	1,156	(1,156)
Effect of exchange rate changes on cash	2,527	4,526	(1,999)
Net increase in cash and cash equivalents	532,479	18,328	514,151
Cash, cash equivalents and restricted cash, beginning of period	1,373,116	971,349	401,767
Net change in cash of businesses held-for-sale	223,200	(1,156)	224,356
Total cash and cash equivalents and restricted cash, end of period	$2,128,795	$988,521	$1,140,274

Reconciliation to Condensed Consolidated Balance Sheets:
Cash and Cash equivalents	$769,359	$651,855	$117,504
Restricted cash and cash equivalents	356,899	336,666	20,233
Cash and restricted cash and cash equivalents of the InRe Fund	1,002,537	—	1,002,537
Total cash, cash equivalents and restricted cash	$2,128,795	$988,521	$1,140,274
Details of our consolidated cash flows are included in "Item 1. Financial Statements - Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020."
Six Months Ended June 30, 2021 versus 2020: Cash and cash equivalents increased by $532.5 million during the six months ended June 30, 2021 compared to an increase of $18.3 million during the six months ended June 30, 2020.
For the six months ended June 30, 2021, cash and cash equivalents increased by $532.5 million, as cash provided by operating activities of $2.4 billion offset cash used in investing and financing activities of $1.8 billion and $39.9 million, respectively. Cash provided by operations was predominantly driven by: (i) cash and restricted cash acquired in Run-off reinsurance transactions of $1.4 billion; and (ii) the cash inflows from net sales and maturities of trading securities of $1.2 billion; partially offset by (iii) the timing of paid losses. Cash used in financing activities for the six months ended June 30, 2021 was attributable to net loan repayments of $10.0 million, share repurchases and preferred share dividends. Cash used in investing activities for the six months ended June 30, 2021 primarily related to: (i) net purchases of AFS securities of $2.0 billion; and (ii) the sales of subsidiaries, net of cash sold, of $232.3 million; partially offset by (iii) the impact of consolidating the opening cash and restricted cash balances of the InRe Fund of $574.1 million. Change in cash of businesses held-for-sale is due to the disposal of Northshore.
For the six months ended June 30, 2020, cash and cash equivalents increased by $18.3 million, as cash provided by operating and financing activities of $849.2 million and $319.6 million, respectively, was partially offset by cash used in investing activities of $1.2 billion. Cash provided by operations was largely a result of the timing of paid losses and net sales and maturities of trading securities. Cash provided by financing activities for the six months ended June 30, 2020 was primarily attributable to net inflows of $350.0 million from loan obligations, partially offset by share repurchases and preferred share dividends. Cash used in investing activities for the six months ended June 30, 2020 was primarily related to net subscriptions of other investments of $520.2 million and net purchases of AFS securities of $602.2 million.

Investable Assets
We define investable assets as the sum of total investments, cash and cash equivalents, restricted cash and cash equivalents, funds held and the net variable interest entity assets of the InRe Fund. Investable assets were $20.2 billion as of June 30, 2021 as compared to $17.3 billion as of December 31, 2020, an increase of 16.8% primarily attributable to the 2021 transactions described in Note 2 - "Significant New Business" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. For further information regarding our investment strategy and our portfolio and results, refer to "Item 1. Business - Investments" in our Annual Report on Form 10-K for the year ended December 31, 2020 and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investable Assets" above, respectively.
Reinsurance Balances Recoverable on Paid and Unpaid Losses
As of June 30, 2021 and December 31, 2020, we had reinsurance balances recoverable on paid and unpaid losses of $2.0 billion and $2.1 billion, respectively.
Our (re)insurance run-off subsidiaries and assumed portfolios, prior to acquisition, used retrocessional agreements to reduce their exposure to the risk of (re)insurance assumed. Previously, on an annual basis, StarStone International, included within the Run-off segment from January 1, 2021, purchased a tailored outwards reinsurance program designed to manage its risk profile. The majority of StarStone International's third-party reinsurance is with highly rated reinsurers or is collateralized by letters of credit.
We remain liable to the extent that retrocessionaires do not meet their obligations under these agreements, and therefore, we evaluate and monitor concentration of credit risk among our reinsurers. Provisions are made for amounts considered potentially uncollectible.
For further information regarding our reinsurance balances recoverable on paid and unpaid losses, refer to Note 6 - "Reinsurance Balances Recoverable on Paid and Unpaid Losses" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Debt Obligations
We utilize debt financing and loan facilities primarily for funding acquisitions and significant new business, investment activities and, from time to time, for general corporate purposes. Our debt obligations were as follows:

Facility	Origination Date	Term	June 30, 2021	December 31, 2020
4.50% Senior Notes due 2022	March 10, 2017	5 years	$349,492	$349,253
4.95% Senior Notes due 2029	May 28, 2019	10 years	494,777	494,194
Total Senior Notes			844,269	843,447
5.75% Junior Subordinated Notes due 2040	August 26, 2020	20 years	344,943	344,812
EGL Revolving Credit Facility	August 16, 2018	5 years	175,000	185,000
Total debt obligations			$1,364,212	$1,373,259
For further information regarding our debt arrangements, including letters of credit, refer to Note 14 - "Debt Obligations and Credit Facilities" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. Subsequent to June 30, 2021, we borrowed an additional $300 million under our revolving credit facility.
Credit Ratings
The following table presents our credit ratings as of August 5, 2021:

Credit ratings (1)	Standard and Poor’s	Fitch Ratings
Long-term issuer	BBB (Outlook: Positive)	BBB (Outlook: Positive)
Senior notes	BBB	BBB-
Junior subordinated notes	BB+	BB+
Series D preferred shares	BB+	BB+
Series E preferred shares	BB+	BB+
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
Contractual Obligations
The following table summarizes, as of June 30, 2021, our future payments under material contractual obligations and estimated payments for losses and LAE for the Run-off segment by expected payment date. The table includes only obligations that are expected to be settled in cash.

	Total	Less than 1 Year	1 - 3 years	3 - 5 years	6 - 10 years	More than 10 Years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and LAE for the Run-off segment (1)
Asbestos	$1,708.2	$139.0	$251.1	$207.2	$323.2	$787.7
Environmental	291.0	32.8	56.4	42.8	58.3	100.6
General Casualty	3,118.9	300.3	392.7	461.0	1,596.1	368.8
Workers' compensation/personal accident	2,705.4	226.4	418.8	420.2	547.0	1,092.9
Marine, aviation and transit	356.3	80.1	95.6	55.0	66.3	59.3
Construction defect	167.2	31.7	58.9	40.4	28.2	8.0
Professional indemnity/ Directors & Officers	1,538.6	269.3	336.8	263.6	541.8	126.9
Motor	812.1	271.0	225.7	81.0	83.4	151.0
Property	163.0	58.4	49.0	22.3	19.7	13.6
Other	575.2	138.8	149.7	89.7	85.4	111.5
StarStone International (Non-U.S.)	1,191.2	396.1	419.9	195.3	144.1	35.8
Total outstanding losses and IBNR	12,627.1	1,943.9	2,454.7	1,878.5	3,493.7	2,856.2
ULAE	428.6	69.4	91.6	63.7	95.9	108.0
Estimated gross reserves for losses and LAE for the Run-off segment (1)	13,055.7	2,013.3	2,546.3	1,942.2	3,589.6	2,964.2
Investing Activities
Unfunded investment commitments	1,574.2	466.8	571.4	339.6	196.4	—
Financing Activities
Loan repayments (including estimated interest payments)	1,991.1	415.3	270.0	89.7	674.9	541.2
Total	$16,621.0	$2,895.4	$3,387.7	$2,371.5	$4,460.9	$3,505.4
(1) The reserves for losses and LAE represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above. The amounts in the above table represent our estimates of known liabilities as of June 30, 2021 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, certain of the reserves included in the unaudited condensed consolidated financial statements as of June 30, 2021 were acquired by us and initially recorded at fair value with subsequent amortization, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.

As of June 30, 2021, excluding fair value adjustments, we expect to pay estimated gross losses and LAE for the Run-off segment of $2.0 billion in the short-term (less than one year) and $11.0 billion in the long-term (more than one year). We generally attempt to match the duration of our investment portfolio to the duration of our general liability profile. We generally seek to maintain investment portfolios that are shorter or of equivalent duration to the liabilities in order to provide liquidity for the settlement of losses and, where possible, to avoid having to liquidate longer-dated investments. The settlement of liabilities also has the potential to accelerate the natural payout of losses, which may require additional liquidity.
In addition to the contractual obligations noted in the table, above, as of June 30, 2021 we have the right to purchase the RNCI related to StarStone International from the Trident V Funds and the Dowling Funds after a certain time in the future (a "call right") and the RNCI holders have the right to sell their RNCI interests to us after a certain time in the future (a "put right"). Following closing of the Exchange Transaction described in Note 20 - "Related Party Transactions" in our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q, we hold a call right over the portion of StarStone International owned by the Trident V Funds and the Dowling Funds, and they hold a put right to transfer those interests to us.
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
Off-Balance Sheet Arrangements
At June 30, 2021, we did not have any off-balance sheet arrangements, as defined by SEC rules and regulations.
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
•the impact of the COVID-19 pandemic and the resulting disruption and economic turmoil, such as increased volatility in global financial markets, could adversely impact our reserves, investment returns, financial condition, and liquidity and capital resources, and any future impact on our business is difficult to predict at this time;
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
•risks relating to our strategic investments in alternative asset classes, such as hedge funds and joint ventures, which are illiquid and may be volatile;
•risks relating to our investments in the InRe Fund, which may be volatile as a result of the InRe Fund's use of leverage, derivatives, and its exposure to Chinese equities;
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

	Interest Rate Shift in Basis Points
As of June 30, 2021	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value (1)	$12,119	$11,796	$11,489	$11,202	$10,939
Market Value Change from Base	5.5%	2.7%	—%	(2.5)%	(4.8)%
Change in Unrealized Value	$630	$307	$—	$(287)	$(550)

As of December 31, 2020	-100	-50	—	+50	+100
Total Market Value (1)	$10,632	$10,324	$10,028	$9,756	$9,495
Market Value Change from Base	6.0%	3.0%	—%	(2.7)%	(5.3)%
Change in Unrealized Value	$604	$296	$—	$(272)	$(533)
(1) Excludes equity exchange-traded funds of $323.2 million and $154.9 million as of June 30, 2021 and December 31, 2020, respectively, which are included in the Equity Price Risk section below.
Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities, short-term investments, funds held - directly managed and fixed income exchange-traded funds may be materially different from the resulting change in value indicated in the tables above.

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

	Credit Spread Shift in Basis Points
As at June 30, 2021	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value (1)	$12,117	$11,793	$11,489	$11,201	$10,927
Market Value Change from Base	5.5%	2.6%		(2.5)%	(4.9)%
Change in Unrealized Value	$628	$304		$(288)	$(562)

As at December 31, 2020	-100	-50	—	+50	+100
Total Market Value (1)	$10,608	$10,308	$10,028	$9,765	$9,516
Market Value Change from Base	5.8%	2.8%		(2.6)%	(5.1)%
Change in Unrealized Value	$580	$280		$(263)	$(512)
(1) Excludes equity exchange-traded funds of $323.2 million and $154.9 million for the years ended June 30, 2021 and December 31, 2020, respectively, which are included in the Equity Price Risk section below.
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
Fixed Maturity and Short-Term Investments
As a holder of $10.7 billion of fixed maturity and short-term investments, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity securities of short-to-medium duration. A table of credit ratings for our fixed maturity and short-term investments is in Note 4 - "Investments" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. As of June 30, 2021, 39.1% of our fixed maturity and short-term investment portfolio was rated AA or higher by a major rating agency (December 31, 2020: 41.2%) with 3.0% rated lower than BBB- (December 31, 2020: 3.5%). The portfolio as a whole, including cash, restricted cash, fixed maturity and short term investments and funds held - directly managed, had an average credit quality rating of A+ as of June 30, 2021 (December 31, 2020: A+). In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we believe we do not have significant concentrations of credit risk.
A summary of our fixed maturity and short-term investments by credit rating is as follows:

Credit rating	June 30, 2021	December 31, 2020	Change
AAA	26.1%	29.5%	(3.4)%
AA	13.0%	11.7%	1.3%
A	31.7%	31.6%	0.1%
BBB	26.0%	23.5%	2.5%
Non-investment grade	3.0%	3.5%	(0.5)%
Not rated	0.2%	0.2%	—%
Total	100.0%	100.0%

Average credit rating	A+	A+
Reinsurance Balances Recoverable on Paid and Unpaid Losses
We have exposure to credit risk as it relates to our reinsurance balances recoverable on paid and unpaid losses. Our (re)insurance subsidiaries remain liable to the extent that retrocessionaires do not meet their contractual obligations and, therefore, we evaluate and monitor concentration of credit risk among our reinsurers. A discussion of our reinsurance balances recoverable on paid and unpaid losses is in Note 6 - "Reinsurance Balances Recoverable on Paid and Unpaid Losses" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Funds Held
Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds balance is credited with investment income and losses payable are deducted. We are subject to credit risk if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due. Our funds held are shown under two categories on the condensed consolidated balance sheets, where funds held upon which we receive the underlying portfolio economics are shown as "Funds held - directly managed," and funds held where we receive a fixed crediting rate are shown as "Funds held by reinsured companies." Both types of funds held are subject to credit risk. We routinely monitor the creditworthiness of reinsured companies with whom we have funds held arrangements. As of June 30, 2021, we had a significant concentration of $909.5 million (December 31, 2020: $955.0 million) to one reinsured company which has financial strength credit ratings of A+ from A.M. Best and AA from Standard & Poor's.
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

	June 30, 2021	December 31, 2020	Change
	(in millions of U.S. dollars)
Publicly traded equity investments in common and preferred stocks	$304.7	$260.8	$43.9
Privately held equity investments in common and preferred stocks	348.7	274.7	74.0
Private equity funds	536.4	363.1	173.3
Equity funds	5.6	190.8	(185.2)
Equity exchange traded funds	323.2	154.9	168.3
Fair value of equities at risk	$1,518.6	$1,244.3	$274.3

Impact of 10% decline in fair value	$151.9	$124.4	$27.5
Hedge Funds
As of June 30, 2021, we had investments of $73.1 million (December 31, 2020: $2.6 billion) in hedge funds, included within our other investments, at fair value, that have exposure to interest rate, credit spread, and equity price risk given the underlying assets in those funds.
Effective April 1, 2021, the InRe Fund was consolidated by us. As a result, the carrying amounts of the assets and liabilities of the InRe Fund are presented separately in “variable interest entity assets of the InRe Fund” and “variable interest entity liabilities of the InRe Fund” within the condensed consolidated balance sheet as of June 30, 2021. Refer to "Consolidated Variable Interest Entity - InRe Fund" below for further details on market risks as at June 30, 2021. As of December 31, 2020, our investment in the InRe Fund was $2.4 billion.
As of June 30, 2021 and December 31, 2020, the impact of a 10% decline in the fair value of these investments would have been $7.3 million and $263.8 million, respectively. These hedge funds may employ investment strategies that involve the use of leverage and short sales, which would have the effect of increasing interest rate, credit spread, and equity price sensitivity such that a 10% decline in market prices could reduce the fair value of our investment in the funds by more than 10%.

Foreign Currency Risk
The table below summarizes our net exposures to foreign currencies:

	AUD	CAD	EUR	GBP	Other	Total
As of June 30, 2021	(in millions of U.S. dollars)
Total net foreign currency exposure	$(6.0)	$(7.5)	$2.6	$29.3	$(0.5)	$17.9
Pre-tax impact of a 10% movement in USD(1)	$(0.6)	$(0.8)	$0.3	$2.9	$(0.1)	$1.7

As of December 31, 2020
Total net foreign currency exposure	$7.0	$(1.9)	$24.4	$38.9	$1.5	$69.9
Pre-tax impact of a 10% movement in USD(1)	$0.7	$(0.2)	$2.4	$3.9	$0.2	$7.0
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
The instruments we use to manage foreign currency risk are discussed in Note 5 - "Derivatives and Hedging Instruments" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. To the extent our foreign currency exposure is not matched or hedged, we may experience foreign exchange losses or gains, which would be reflected in our consolidated results of operations and financial condition.
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
Consolidated Variable Interest Entity - InRe Fund
Effective April 1, 2021, the InRe Fund was consolidated by us. The InRe Fund is principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk.

Interest Rate and Credit Spread Risk
The InRe Fund’s investment portfolio includes fixed maturity investments and certain securities sold, but not yet purchased whose fair values will fluctuate with changes in interest rates and credit spreads.
The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, in the InRe Fund’s fixed maturity investments portfolio classified as trading and certain securities sold, but not yet purchased :

	Interest Rate Shift in Basis Points
As at June 30, 2021	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$218	$213	$209	$205	$200
Market Value Change from Base	4.2%	2.1%	—%	(2.1)%	(4.1)%
Change in Unrealized Value	$8.8	$4.4	$—	$(4.3)	$(8.6)
Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of the InRe Fund’s fixed maturity securities may be materially different from the resulting change in value indicated in the tables above.
The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in credit spreads assuming interest rates remain fixed, in the InRe Fund’s fixed maturity investments portfolio classified as trading:

	Credit Spread Shift in Basis Points
As at June 30, 2021	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$182	$189	$195	$202	$208
Market Value Change from Base	(6.7)%	(3.3)%	—%	3.4%	6.8%
Change in Unrealized Value	$(13.1)	$(6.5)	$—	$6.6	$13.3
Credit Risk
Credit risk relates to the uncertainty of a counterparty’s ability to make timely payments in accordance with contractual terms of the instrument or contract. The InRe Fund is exposed to direct credit risk primarily within its portfolios of derivative financial instruments and fixed maturity investments classified as trading, respectively, as discussed below.
Derivative Counterparties
The InRe Fund is a direct counterparty to derivative instruments and is exposed to credit risk in the event of nonperformance by the counterparties in those contracts. As an investor in the InRe Fund, we bear the risk of credit loss due to counterparty default even though we are not a direct counterparty to those contracts. The risk of counterparty default associated with InRe Fund’s derivative portfolio is mitigated by collateral posting requirements that counterparties to those transactions must meet, by dealing with reputable counterparties, which are high credit quality institutions, and by seeking to negotiate master agreements with inputs that include netting provisions that incorporate the right of “set off” (assets less liabilities) across OTC contracts with such counterparties. The InRe Fund’s exposure to credit risk at any point in time is limited to amounts recorded as assets on the condensed consolidated balance sheets.
Fixed Maturity Investments
As a holder of $198.8 million in fixed maturity investments, the InRe fund also has exposure to credit risk as a result of investment ratings downgrades or issuer defaults. A table of credit ratings for the InRe Fund’s fixed maturity investments is in Note 11 - "Variable Interest Entities" to the condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. As of June 30, 2021, 2.2% of InRe Fund’s fixed maturity investment portfolio was rated AA or higher by a major rating agency with the remainder either rated below AA or unrated.

A summary of the InRe Fund’s fixed maturity investments by credit rating is as follows:

June 30, 2021
AA	2.2%
A	1.0%
Non-Investment grade	1.3%
Not rated	95.5%
Total	100.0%
Equity Price Risk
InRe Fund’s portfolio of equity and derivative investments, excluding exchange-traded funds, have exposure to equity price risk, which is the risk of potential loss in fair value resulting from adverse changes in stock prices. Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the prices of securities. The InRe Fund’s derivative portfolio includes exchange-traded derivatives, derivatives contracted in the over-the-counter market, and options forward contracts.
The following table summarizes the aggregate hypothetical change in fair value from a 10% decline in the overall market prices of the InRe Fund's equities at risk:

June 30, 2021
(in millions of U.S. dollars)
Publicly traded equity investments in common and preferred stocks (1)	$1,079.7
Equities sold not purchased	(89.4)
Convertible bonds	194.3
Warrants/rights	59.0
Net derivative assets (2)	188.2
Fair value of equities at risk	$1,431.8

Impact of 10% decline in fair value	$153.0
(1) Excludes equity exchange traded funds of $55.7 million as at June 30, 2021.
(2) Includes equity options/swaps and index futures.
The InRe Fund may employ investment strategies that involve the use of leverage and short sales that are generally purchased to cover long positions. The InRe Fund’s exposure to losses from uncovered short sales may be unlimited, whereas losses from purchases are limited to the total amount invested. Should the value of the collateral pledged by the InRe Fund as part of its securities lending agreements with its prime brokers be insufficient to cover the InRe Fund’s obligations in connection with short sold positions, the prime broker would be expected to exit the related short sold positions and mitigate additional losses.
The InRe Fund has also entered into freestanding derivative contracts that are not designated as hedging instruments for accounting purposes. Such contracts may include contracts for differences, swaps and option contracts.
To evaluate risks within the InRe Fund’s portfolio of equity and derivative investments, the InRe Fund and Enstar focus on actual and potential volatility generated by individual positions as well as the total portfolio. Various techniques and procedures are utilized to enable the most complete understanding of these risks. Quantitative measures of market risk are evaluated regularly. These measures include stress testing to evaluate the potential impact on portfolio values of more extreme, although plausible, events or movements in a set of financial variables, such as a decline in equity prices and indices; and evaluating risks in the InRe Fund’s portfolio under the current market environment and potential future environments.
For additional information regarding market risks relevant to the InRe Fund, refer to Note 11 - "Variable Interest Entities" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Foreign Currency Risk
The table below summarizes the InRe Fund’s net exposures to foreign currencies:

	AUD	CNH	EUR	HKD	Other	Total
As of June 30, 2021	(in millions of U.S. dollars)
Total net foreign currency exposure	$47.7	$63.0	$50.6	$175.1	$(10.4)	$326.0
Pre-tax impact of a 10% movement in USD(1)	$(4.8)	$(6.3)	$(5.1)	$(17.5)	$1.0	$(32.6)
(1)Assumes 10% change in U.S. dollar relative to other currencies.
To the extent the InRe Fund’s foreign currency exposure is not matched or hedged, the InRe Fund may experience foreign exchange losses or gains, which would be reflected in the InRe Fund’s results of operations which, in turn, would affect our consolidated results of operations and financial condition.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2021. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of legal proceedings, see Note 21 - "Commitments and Contingencies" in the notes to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Our results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. Except as set forth below, there have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
We have made significant direct investments in a consolidated hedge fund, the manager of which exercises broad discretionary authority to determine how the underlying funds are invested. The performance of such investments is dependent on the manager’s ability to select and manage appropriate investments and the ability of its key personnel to develop and implement appropriate investment strategies.
We have made significant direct investments in the InRe Fund, L.P. (the “InRe Fund”), a hedge fund managed by AnglePoint HK. For more information about our investment in the InRe Fund refer to Note 11 - "Variable Interest Entities" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Subject to certain limitations, AnglePoint HK has broad discretionary authority to determine how our assets in the InRe Fund are invested. As a result, the success of our investment in the InRe Fund is, in part, dependent on AnglePoint HK’s ability to select and manage appropriate investments and the ability of AnglePoint HK’s key personnel to develop and implement appropriate investment strategies. The failure of AnglePoint HK or any of its key personnel to perform adequately (or a loss or diminution of the services provided by AnglePoint HK’s key personnel) could result in losses or lower than expected profits, either of which could significantly and negatively affect our investment returns and results of operations.
Our investments in the InRe Fund may have different, more significant risk characteristics than our investments in fixed maturity securities and may also have more volatile values and returns than the broader equity markets, all of which could negatively affect our investment income and overall portfolio liquidity. The InRe Fund employs investment strategies and trading techniques that involve the use of margin, derivatives (including contracts for differences), and other forms of financial leverage or short sales. Furthermore, the InRe Fund has exposure to Asian markets, including through investments in Chinese equities, which have recently experienced high levels of volatility. The InRe Fund's trading techniques and exposures could result in significant or outsized realized or unrealized losses and negatively affect the value and liquidity of our investment portfolio, which could materially adversely impact our financial condition and results of operations.
Past performance is not indicative of future results, and our investments in the InRe Fund may not achieve future results that are comparable to historical results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about ordinary shares acquired by the Company during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Dollar Value) of Shares that May Yet be Purchased Under the Program (1)
Beginning dollar amount available to be repurchased				$119,769
April 1, 2021 - April 30, 2021	—	$—	$—	—
May 1, 2021 - May 31, 2021	100	$239.02	$100	(24)
June 1, 2021 - June 30, 2021	30,264	$237.38	$30,264	(7,184)
	30,364		30,364	$112,561

(1) On February 25, 2021, our Board of Directors approved an extension of the duration of our previously announced ordinary share Repurchase Program through March 1, 2022. The Repurchase Program was previously set to expire on March 1, 2021. Pursuant to the Repurchase Program, the Company was permitted to repurchase a limited number of its ordinary shares, not to exceed $150.0 million in aggregate (the “Authorized Shares”) including shares repurchased prior to the extension of the Repurchase Program. During the three months ended June 30, 2021, we repurchased 30,364 ordinary shares at an average price of $237.39, for an aggregate price of $7.2 million under the Repurchase Program. On July 15, 2021, we announced the termination of the Repurchase Program in connection with the repurchase of 3,749,400 of our ordinary shares from funds managed by Hillhouse Group for a price of $234.52 per share, totaling $879.3 million in the aggregate. Refer to Note 23 - "Subsequent Events" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for additional information related to ordinary share repurchases subsequent to June 30, 2021 and the termination of the Repurchase Program, which took place on July 15, 2021.

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
_______________________________
* filed herewith
** furnished herewith
+ denotes management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2021.

ENSTAR GROUP LIMITED

By:	/S/ Zachary Wolf
Zachary Wolf Chief Financial Officer, Authorized Signatory, Principal Financial Officer

By:	/s/ Michael Murphy
Michael Murphy Chief Accounting Officer, Principal Accounting Officer