Form 10-Q
period 2021-09-30
Enstar Group LTD
filed 2021-11-04
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As at November 1, 2021, the registrant had outstanding 16,788,076 voting ordinary shares and 1,597,712 non-voting convertible ordinary shares, each par value $1.00 per share.

Enstar Group Limited
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2021

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2021 (unaudited) and December 31, 2020

	September 30, 2021		December 31, 2020
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value		$14,236		$5,129
Short-term investments, available-for-sale, at fair value (amortized cost: 2021 — $81,579; 2020 — $263,750; net of allowance: 2021 — $0; 2020 — $0)		81,641		263,795
Fixed maturities, trading, at fair value		3,921,543		4,594,892
Fixed maturities, available-for-sale, at fair value (amortized cost: 2021 — $5,384,691; 2020 — $3,312,891; net of allowance: 2021 — $4,900; 2020 — $322)		5,379,096		3,395,100
Funds held - directly managed		3,056,392		1,074,890
Equities, at fair value		1,952,425		846,795
Other investments, at fair value		2,051,718		4,244,034
Equity method investments		505,488		832,295
Total investments (Note 5 and Note 11)		16,962,539		15,256,930
Cash and cash equivalents		1,587,158		901,152
Restricted cash and cash equivalents		447,533		471,964
Premiums receivable		332,052		405,793
Reinsurance balances recoverable on paid and unpaid losses (net of allowance: 2021 — $137,715; 2020 — $137,122) (Note 6)		1,205,504		1,568,333
Reinsurance balances recoverable on paid and unpaid losses, at fair value (Note 6 and Note 11)		471,103		520,830
Insurance balances recoverable (net of allowance: 2021 — $5,805; 2020 — $4,824) (Note 10)		213,419		249,652
Funds held by reinsured companies		2,410,021		635,819
Variable interest entity assets of the InRe Fund (Note 12)		1,130,274		—
Cash and restricted cash	696,505		—
Investments	396,984		—
Other assets	36,785		—
Other assets		1,293,845		925,533
Assets held-for-sale (Note 4)		—		711,278
TOTAL ASSETS		$26,053,448		$21,647,284

LIABILITIES
Losses and loss adjustment expenses (Note 8)		$11,770,051		$8,140,362
Losses and loss adjustment expenses, at fair value (Note 8 and Note 11)		2,107,734		2,452,920
Future policyholder benefits (Note 9)		1,498,210		—
Defendant asbestos and environmental liabilities (Note 10)		659,921		706,329
Insurance and reinsurance balances payable		554,837		494,412
Debt obligations (Note 14)		1,690,738		1,373,259
Variable interest entity liabilities of the InRe Fund (Note 12)		682,548		—
Other liabilities		601,055		942,905
Liabilities held-for-sale (Note 4)		—		483,657
TOTAL LIABILITIES		19,565,094		14,593,844

COMMITMENTS AND CONTINGENCIES (Note 20)

REDEEMABLE NONCONTROLLING INTEREST (Note 15)		181,417		365,436

SHAREHOLDERS’ EQUITY (Note 16)
Ordinary shares (par value $1 each, issued and outstanding 2021: 18,383,334; 2020: 22,085,232):
Voting Ordinary shares (issued and outstanding 2021: 16,785,622; 2020: 18,575,550)		16,786		18,576
Non-voting convertible ordinary Series C Shares (issued and outstanding 2021: 1,192,941; 2020: 2,599,672)		1,193		2,600
Non-voting convertible ordinary Series E Shares (issued and outstanding 2021: 404,771 and 2020: 910,010)		405		910
Preferred Shares:
Series C Preferred Shares (issued and held in treasury 2021 and 2020: 388,571)		389		389
Series D Preferred Shares (issued and outstanding 2021 and 2020: 16,000)		400,000		400,000
Series E Preferred Shares (issued and outstanding 2021 and 2020: 4,400)		110,000		110,000
Treasury shares, at cost (Series C Preferred shares 2021 and 2020: 388,571)		(421,559)		(421,559)
Joint Share Ownership Plan (voting ordinary shares, held in trust 2021 and 2020: 565,630)		(566)		(566)
Additional paid-in capital		956,094		1,836,074
Accumulated other comprehensive income		4,516		80,659
Retained earnings		5,012,607		4,647,312
Total Enstar Shareholders’ Equity		6,079,865		6,674,395
Noncontrolling interest (Note 15)		227,072		13,609
TOTAL SHAREHOLDERS’ EQUITY		6,306,937		6,688,004
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY		$26,053,448		$21,647,284
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$51,594	$161,724	$204,114	$463,946
Fees and commission income	6,653	10,787	24,525	28,325
Net investment income (1)	92,725	72,130	230,961	241,287
Net realized and unrealized gains (losses) (1)	(273,265)	500,005	111,167	838,552
Other income	5,278	48,404	2,470	67,761
Net gain on purchase and sales of subsidiaries	46,688	—	61,582	—
	(70,327)	793,050	634,819	1,639,871
EXPENSES
Net incurred losses and loss adjustment expenses	(26,711)	109,686	(42,914)	339,678
Acquisition costs	10,947	37,708	49,917	132,818
General and administrative expenses	93,499	115,828	269,216	359,086
Interest expense	18,158	15,003	50,638	42,436
Net foreign exchange (gains) losses	(2,584)	8,156	(9,089)	1,375
	93,309	286,381	317,768	875,393
EARNINGS (LOSS) BEFORE INCOME TAXES	(163,636)	506,669	317,051	764,478
Income tax expense	(9,839)	(13,915)	(13,279)	(25,295)
Earnings (loss) from equity method investments	(14,147)	149,065	100,825	152,725
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(187,622)	641,819	404,597	891,908
Net earnings from discontinued operations, net of income taxes	—	4,031	—	810
NET EARNINGS (LOSS)	(187,622)	645,850	404,597	892,718
Net (earnings) loss attributable to noncontrolling interest	589	(21,912)	(13,257)	30,802
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR	(187,033)	623,938	391,340	923,520
Dividends on preferred shares	(8,925)	(8,925)	(26,775)	(26,775)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(195,958)	$615,013	$364,565	$896,745

Earnings per ordinary share attributable to Enstar:
Basic:
Net earnings (loss) from continuing operations	$(10.68)	$28.39	$17.78	$41.56
Net earnings from discontinued operations	—	0.11	—	0.02
Net earnings (loss) per ordinary share	$(10.68)	$28.50	$17.78	$41.58
Diluted:
Net earnings (loss) from continuing operations	$(10.68)	$28.13	$17.53	$41.12
Net earnings from discontinued operations	—	0.11	—	0.02
Net earnings (loss) per ordinary share	$(10.68)	$28.24	$17.53	$41.14
Weighted average ordinary shares outstanding:
Basic	18,349,483	21,578,106	20,502,755	21,564,447
Diluted	18,548,368	21,778,729	20,793,640	21,799,627
(1) Includes amounts attributed to the InRe Fund, refer to Note 12 - "Variable Interest Entities" for additional information.
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the Three and Nine Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(expressed in thousands of U.S. dollars)
NET EARNINGS (LOSS)	$(187,622)	$645,850	$404,597	$892,718

Other comprehensive income (loss), net of income taxes:
Unrealized gains (losses) on fixed income available-for-sale investments arising during the period	(25,710)	21,198	(79,964)	74,969
Reclassification adjustment for change in allowance for credit losses recognized in net earnings	(2,425)	(2,379)	4,506	71
Reclassification adjustment for net realized gains included in net earnings	(2,048)	(9,488)	(3,171)	(13,498)
Reclassification to earnings on disposal of subsidiary	—	—	475	—
Unrealized gains (losses) arising during the period, net of reclassification adjustments	(30,183)	9,331	(78,154)	61,542
Cumulative currency translation adjustment	1,342	1,891	2,361	—
Total other comprehensive income (loss)	(28,841)	11,222	(75,793)	61,542

Comprehensive income (loss)	(216,463)	657,072	328,804	954,260
Comprehensive (income) loss attributable to noncontrolling interest	870	(22,546)	(13,606)	23,962
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSTAR	$(215,593)	$634,526	$315,198	$978,222

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
For the Three and Nine Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(expressed in thousands of U.S. dollars)
Share Capital — Voting Ordinary Shares
Balance, beginning of period	$18,571	$18,635	$18,576	$18,002
Issue of shares	9	6	52	732
Shares repurchased	(1,794)	(81)	(1,842)	(174)
Balance, end of period	$16,786	$18,560	$16,786	$18,560
Share Capital — Non-Voting Convertible Ordinary Series C Shares
Balance, beginning of period	$2,690	$2,600	$2,600	$2,600
Shares repurchased	(1,497)	—	(1,497)	—
Exercise of warrants	—	—	90	—
Balance, end of period	$1,193	$2,600	$1,193	$2,600
Share Capital — Non-Voting Convertible Ordinary Series E Shares
Balance, beginning of period	$910	$910	$910	$910
Shares repurchased	(505)	—	(505)	—
Balance, end of period	$405	$910	$405	$910
Share Capital — Series C Convertible Participating Non-Voting Preferred Shares
Balance, beginning and end of period	$389	$389	$389	$389
Share Capital — Series D Preferred Shares
Balance, beginning and end of period	$400,000	$400,000	$400,000	$400,000
Share Capital — Series E Preferred Shares
Balance, beginning and end of period	$110,000	$110,000	$110,000	$110,000
Treasury Shares (Series C Preferred Shares)
Balance, beginning and end of period	$(421,559)	$(421,559)	$(421,559)	$(421,559)
Joint Share Ownership Plan — Voting Ordinary Shares, Held in Trust
Balance, beginning of period	$(566)	$(566)	$(566)	$—
Issue of shares	—	—	—	(566)
Balance, end of period	$(566)	$(566)	$(566)	$(566)
Additional Paid-in Capital
Balance, beginning of period	$1,835,231	$1,835,115	$1,836,074	$1,836,778
Repurchase of voting ordinary shares	413	503	(2,150)	(857)
Exercise of warrants	—	—	(90)	—
Shares repurchased	(886,229)	(12,782)	(897,614)	(25,215)
Amortization of share-based compensation	6,679	9,294	19,874	21,424
Balance, end of period	$956,094	$1,832,130	$956,094	$1,832,130
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$33,077	$51,285	$80,659	$7,171
Cumulative currency translation adjustment
Balance, beginning of period	8,054	6,824	7,876	8,548
Change in currency translation adjustment	677	2,477	855	753
Balance, end of period	8,731	9,301	8,731	9,301
Defined benefit pension liability
Balance, beginning and end of period	207	(945)	207	(945)
Unrealized gains (losses) on available-for-sale investments
Balance, beginning of period	24,816	45,406	72,576	(432)
Change in unrealized gains (losses) on available-for-sale investments	(29,238)	8,111	(76,998)	53,949
Balance, end of period	(4,422)	53,517	(4,422)	53,517
Balance, end of period	$4,516	$61,873	$4,516	$61,873
Retained Earnings
Balance, beginning of period	$5,208,565	$3,190,104	$4,647,312	$2,887,892
Net earnings (loss)	(187,622)	645,850	404,597	892,718
Net (earnings) loss attributable to noncontrolling interest	589	(21,912)	(13,257)	30,802
Dividends on preferred shares	(8,925)	(8,925)	(26,775)	(26,775)
Change in redemption value of redeemable noncontrolling interests	—	11,431	730	38,059
Cumulative effect of change in accounting principle	—	—	—	(6,148)
Balance, end of period	$5,012,607	$3,816,548	$5,012,607	$3,816,548
Noncontrolling Interest (excludes Redeemable Noncontrolling Interest)
Balance, beginning of period	$12,635	$13,553	$13,609	$14,168
Increase due to acquisitions	219,274	—	219,274	—
Change in unrealized losses on available-for-sale investments attributable to noncontrolling interest	(455)	—	(455)	—
Dividends paid	—	—	(634)	—
Net earnings (loss) attributable to noncontrolling interest	(4,382)	915	(4,722)	300
Balance, end of period	$227,072	$14,468	$227,072	$14,468
Total Shareholders' Equity	$6,306,937	$5,835,353	$6,306,937	$5,835,353
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings	$404,597	$892,718
Net earnings from discontinued operations, net of income taxes	—	(810)
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Realized gains on sales of investments	(662,111)	(114,894)
Unrealized losses (gains) on investments	550,944	(723,658)
Net gain on purchase and sales of subsidiaries	(61,582)	—
Depreciation and other amortization	56,402	42,210
Earnings from equity method investments	(100,825)	(152,725)
Sales and maturities of trading securities	5,289,793	2,778,993
Purchases of trading securities	(2,696,856)	(1,531,190)
Payments to cover securities sold short	(1,016,418)	—
Proceeds from securities sold short	460,514	—
Net payments for derivative contracts	(66,132)	—
Other	5,566	20,847
Changes in:
Reinsurance balances recoverable on paid and unpaid losses	118,259	266,289
Funds held by reinsured companies	(1,560,551)	(211,850)
Losses and loss adjustment expenses	2,465,018	697,516
Defendant asbestos and environmental liabilities	(46,408)	(93,648)
Insurance and reinsurance balances payable	424	172,358
Premiums receivable	71,405	(18,950)
Other operating assets and liabilities	(385,765)	80,824
Variable interest entity assets and liabilities of the InRe Fund (Note 12)	1,031,629	—
Net cash flows provided by operating activities	3,857,903	2,104,030
INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(205,578)	—
Sales of subsidiaries, net of cash sold	(232,269)	—
Sales and maturities of available-for-sale securities	2,523,727	1,673,800
Purchase of available-for-sale securities	(4,343,139)	(3,125,184)
Purchase of other investments	(622,039)	(812,586)
Proceeds from other investments	253,943	282,330
Purchase of equity method investments	—	(33,000)
Other investing activities	531	3,606
Consolidation of the InRe Fund opening cash and restricted cash balances (Note 12)	574,081	—
Net cash flows used in investing activities	(2,050,743)	(2,011,034)
FINANCING ACTIVITIES:
Dividends on preferred shares	(26,775)	(26,775)
Dividends paid to noncontrolling interest	(634)	—
Repurchase of shares	(890,073)	(25,390)
Receipt of loans	815,895	858,788
Repayment of loans	(574,556)	(604,000)
Net cash flows provided by (used in) financing activities	(676,143)	202,623
DISCONTINUED OPERATIONS CASH FLOWS:
Net cash flows provided by operating activities	—	114,024

Net cash flows used in investing activities	—	(134,759)
Net cash flows from discontinued operations	—	(20,735)
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	3,863	1,727
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,134,880	276,611
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,373,116	971,349
NET CHANGE IN CASH OF BUSINESSES HELD FOR SALE	223,200	(50,638)
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,731,196	$1,197,322

Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$7,329	$15,870
Interest paid	$50,990	$37,275

Reconciliation to Condensed Consolidated Balance Sheets:
Cash and cash equivalents	1,587,158	640,601
Restricted cash and cash equivalents	447,533	556,721
Cash and restricted cash and cash equivalents of the InRe Fund (Note 12)	696,505	—
Cash, cash equivalents and restricted cash	$2,731,196	$1,197,322
In addition to the cash flows presented above, for the nine months ended September 30, 2021 our non-cash financing activities included distributions to redeemable noncontrolling interest ("RNCI") totaling $202.1 million, an increase in noncontrolling interest of $219.3 million due to the acquisition of a subsidiary, the issuance of 89,590 shares following the exercise of 175,901 warrants on a non-cash basis, and a third-party capital withdrawal from the InRe Fund totaling $61.4 million which was funded through the transfer of a trading security. For the nine months ended September 30, 2021 our non-cash investing activities included: the removal of an equity method investment of $411.9 relating to the acquisition of a subsidiary, the receipt of other investments as consideration totaling $51.7 million; unsettled purchases and sales of AFS and other investments of $64.1 million and $10.2 million, respectively; and contributions of $481.3 million to other investments, fully funded through the redemption of other investments totaling $381.3 million and a $100.0 million reduction in investment fees. Refer to Note 4 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations,", Note 15 - "Noncontrolling Interests" and Note 19 - "Related Party Transactions."

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
Significant Accounting Policies
The following significant accounting policies have been added or updated upon completion of the Step Acquisition of Enhanzed Reinsurance Ltd. ("Enhanzed Re") as defined and described in Note 2 - "Business Acquisitions."
(a) Life Reinsurance
We assess life reinsurance contracts to determine if they possess significant mortality or morbidity risk, and those contracts that do not possess a significant mortality or morbidity risk are considered investment contracts where we do not recognize revenue or expenses within the condensed consolidated statements of earnings and assets and liabilities are presented gross on the condensed consolidated balance sheets.
The consideration received for life reinsurance contracts is calculated as the fair value of the assets received net of commissions, brokerage, or fronting fees.
(b) Future Policyholder Benefits
Our current life reinsurance contract includes traditional single payment premium immediate annuities, life contingent deferred annuities, and whole of life policies all possessing significant mortality risk in the form of longevity risk. Future policyholder benefit provisions are established based on the present value of anticipated future cash flows and are based on estimates of future investment yields and mortality rates. Management's assumptions include provisions for adverse deviation.
Future policyholder benefits are set by utilizing management's best estimates of mortality rates, investment yields, policy expenses, and other assumptions by reference to cedant historical data, regional mortality tables, industry standards, and other available information sources as may be reasonably available. These estimates include provisions for adverse deviation. The provision for future policyholder benefits, therefore, is subject to uncertainty and ultimate future policyholder benefits may differ materially from the amounts recorded in the financial statements. These assumptions are locked in at contract inception or assumption and only modified if it is deemed that the provision for future policyholder benefits are insufficient or DAC are unrecoverable. The actual versus anticipated experience of the assumptions are reviewed periodically. The effects of changes in assumptions are recorded to the consolidated statements of earnings as unlocking adjustments in the period in which the changes are made.

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
Recently Issued Accounting Pronouncements Not Yet Adopted
Note 2 - "Significant Accounting Policies" to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 describes accounting pronouncements that were not adopted as of December 31, 2020. Those pronouncements have not yet been adopted unless discussed above in "New Accounting Standards Adopted in 2021." In addition, the following accounting pronouncements were issued by the FASB during the nine months ended September 30, 2021 or became applicable upon the acquisition of Enhanced Re and have yet to be adopted.
ASU 2018-12 - Targeted Improvement to the Accounting for Long-Duration Contracts
In August 2018, the FASB issued ASU 2018-12 and subsequently issued ASUs 2019-09 and 2020-11 serving

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to defer the effective date of implementation. These updates:
•Require at least annual review of assumptions used to determine the provision for future policyholder benefits with the recognition of any resulting re-measurement gains or losses, excluding those related to discount rate changes, in the condensed consolidated statement of earnings;
•Use upper-medium grade fixed-income instrument discount rates to discount future cash flows with the impact of these changes recognized in other comprehensive income;
•Require market risk benefits to be measured at fair value, and the change in fair value of the market risk benefits is to be measured in net earnings, excluding the portion attributable to changes in instrument-specific credit risk which is recognized in other comprehensive income;
•Simplify amortization of DAC by amortizing on a constant level basis in proportion to premiums, gross profits, or gross margins over the expected term of the related contract; and
•Introduce new disclosure requirements around the provisions for future policyholder benefits, policyholder account balances, market risk benefits, separate account liabilities, and DAC, which includes information about significant inputs, judgments, assumptions and methods used in measurement.
These amendments are effective for interim and annual reporting periods beginning after December 15, 2022. Early adoption is permitted and certain provisions of the update are required to be adopted on a fully retrospective basis, while others may be adopted on a modified retrospective basis.
We are currently evaluating the impact of ASU 2018-12 on our condensed consolidated financial statements and disclosures.
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
The ASU is to be applied prospectively and is effective for annual periods beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted, but entities need to apply the guidance as of the beginning of the fiscal year in which they early adopt it.
The adoption of ASU 2021-04 is not expected to have an impact on our condensed consolidated financial statements and disclosures.
2. BUSINESS ACQUISITIONS
Enhanzed Re
Overview
On September 1, 2021, we completed the purchase of the entire 27.7% equity interest in Enhanzed Re held by an affiliate of Hillhouse Group for cash consideration of $217.1 million and assumed the Hillhouse Group's affiliate's remaining outstanding capital commitment to Enhanzed Re of $40.2 million (the "Step Acquisition").
Following the completion of the Step Acquisition, our equity interest in Enhanzed Re increased from 47.4% to 75.1% with joint venture partner Allianz SE ("Allianz") continuing to own the remaining 24.9%. Effective September 1, 2021, we consolidated Enhanzed Re (previously accounted for as an equity method investment) and eliminated any intercompany transactions and balances between us and Enhanzed Re.
Refer to Note 19 - "Related Party Transactions" for additional information relating to Enhanzed Re.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table represents the fair value of net assets acquired, inclusive of the net effect of settlement of pre-existing relationships. The fair value amounts presented below are estimates and are subject to adjustment.
The initial accounting, including certain fair value adjustments, are provisional adjustments recorded as of September 30, 2021. The provisional amounts are subject to further refinement based on new information that may be obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. In accordance with the acquisition method of accounting, we may recognize additional measurement period adjustments to the provisional amounts in future periods, but not later than one year from the acquisition date. We do not currently anticipate any such adjustments.

	Fair Value of Net Assets Acquired, Before Settlement of Pre-existing Relationships	Net Effect of Settlement of Pre-existing Relationships	Net Effect of Step Acquisition
ASSETS
Fixed maturities, trading, at fair value	$49,292	$—	$49,292
Funds held - directly managed	2,576,956	(304,250)	2,272,706
Equities, at fair value	854,615	—	854,615
Other investments, at fair value	13,867	—	13,867
Total investments	3,494,730	(304,250)	3,190,480
Cash and cash equivalents	11,508	—	11,508
Funds held by reinsured companies	213,643	—	213,643
Other assets	7,667	—	7,667
TOTAL ASSETS	$3,727,548	$(304,250)	$3,423,298
LIABILITIES
Losses and loss adjustment expenses	$1,113,386	$(271,338)	$842,048
Future policyholder benefits	1,539,000	—	1,539,000
Debt obligations	76,434	—	76,434
Insurance and reinsurance balances payable	101,866	(5,639)	96,227
Other liabilities	16,244	(7,588)	8,656
TOTAL LIABILITIES	2,846,930	(284,565)	2,562,365
NET ASSETS ACQUIRED AT FAIR VALUE	$880,618	$(19,685)	$860,933
Less:
Cash consideration paid to Hillhouse Group affiliate			$217,086
Fair value of previously held equity method investment			417,413
Fair value of noncontrolling interest			219,274
Adjustment for the fair value of pre-existing relationships			(19,685)
Total purchase price			834,088
Bargain purchase gain			$26,845
During the third quarter of 2021, we recognized a total gain on the Step Acquisition of $46.7 million, which was recorded in net gain on purchase and sales of subsidiaries in our condensed consolidated statements of earnings, and consisted of a bargain purchase gain, a gain on remeasurement of our previously held equity investment to fair value and a gain on settlement of pre-existing relationships.
We recognized a bargain purchase gain of $26.8 million as the fair value of the interest in the net assets acquired exceeded the total purchase price. The bargain purchase gain was attributable to the negotiation process with Hillhouse Group and the resulting cash consideration paid was based on 90% of Enhanzed Re's total shareholders' equity as of June 30, 2021 which was less than the fair value of the net assets acquired and therefore resulted in a bargain purchase gain.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In accordance with the acquisition method of accounting, we remeasured our previously held equity method investment in Enhanzed Re to fair value. The fair value of the previously held equity method investment and noncontrolling interest was calculated as the fair value of Enhanzed Re's total net assets multiplied by the respective ownership percentages. These fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements. We also considered guideline market transactions, and the implied multiple from those transactions corroborated the results of the fair value estimate.
At the time of the transaction, we held contractual pre-existing relationships with Enhanzed Re, consisting of quota share reinsurance contracts and an agreement to act as the insurance manager for Enhanzed Re. The pre-existing relationships were deemed to be effectively settled at fair value on the acquisition date.
We record Enhanzed Re's results on a one quarter lag; therefore, there are no Enhanzed Re operating results beyond the purchase date. Prior to that date, the results of Enhanzed Re were recorded in earnings from equity method investments.
Refer to Note 19 - "Related Party Transactions" for further information.
Supplemental Pro Forma Financial Information (Unaudited)
The following selected unaudited pro forma financial information is a summary of our combined results with Enhanzed Re, giving effect to the Step Acquisition as if it had occurred on January 1, 2020. The unaudited pro forma financial information presented below is for informational purposes only and is not necessarily indicative of the results that would have been achieved if the Step Acquisition had taken place on January 1, 2020, nor is it indicative of future results.

	Supplemental Pro Forma Financial Information (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total income	(85,599)	969,784	876,978	1,887,863
Net earnings	(257,594)	736,746	447,632	1,026,929
Net earnings attributable to Enstar	(245,379)	671,361	391,445	1,011,172
Net earnings attributable to Enstar ordinary shareholders	(254,304)	662,436	364,670	984,397
The unaudited pro forma financial information is presented on a fully consolidated basis. Aside from a pro forma adjustment made to recognize the gain on the Step Acquisition as of January 1, 2020, there were no further non-recurring pro forma adjustments recorded.

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
The table below sets forth a summary of significant new business that we have completed between January 1, 2020 and September 30, 2021:

Transaction	Date Completed	Total Assets Assumed	Deferred Charge Asset (1)	Total Assets from Transactions	Total Liabilities Assumed	Net Fair Value Adjustment (2)	Total Liabilities from Transactions	Type of Transaction and Primary Nature of Business
ProSight	August 4, 2021	$478,293	$24,013	$502,306	$502,306	N/A	$502,306	LPT of U.S. discontinued workers' compensation and excess workers' compensation lines of business and ADC on a diversified mix of general liability classes of business
Hiscox	June 3, 2021	532,394	N/A	532,394	532,394	N/A	532,394	LPT of diversified legacy insurance business, including surplus lines broker business
Coca-Cola	May 24, 2021	41,928	6,143	48,071	48,071	N/A	48,071	LPT of U.S. workers' compensation liability
AXA Group	May 3, 2021	1,395,000	91,988	1,486,988	1,486,988	N/A	1,486,988	ADC of a diversified mix of global casualty and professional lines
CNA (3)	February 5, 2021	651,736	105,479	757,215	757,215	N/A	757,215	LPT of U.S. excess workers' compensation liabilities
Liberty Mutual (3)	January 8, 2021	363,159	25,402	388,561	388,561	N/A	388,561	LPT of U.S. energy liability, construction liability and homebuilders liability
Total 2021		$3,462,510	$253,025	$3,715,535	$3,715,535	$—	$3,715,535
Hannover Re	August 6, 2020	$182,498	N/A	$182,498	$209,713	$(27,215)	$182,498	Novation of U.S. asbestos, environmental and workers' compensation liabilities
Munich Re	July 1, 2020	100,956	N/A	100,956	100,956	N/A	100,956	Business Transfer of Australian public liability, professional liability and builders' warranty liabilities
AXA Group (3)	June 1, 2020	179,681	N/A	179,681	179,681	N/A	179,681	LPT of U.S. construction general liability
Aspen	June 1, 2020	770,000	11,746	781,746	781,746	N/A	781,746	ADC on a diversified mix of property, liability and specialty lines of business across the U.S., U.K. and Europe
Lyft	March 31, 2020	465,000	N/A	465,000	465,000	N/A	465,000	LPT of U.S. motor liabilities
Total 2020		$1,698,135	$11,746	$1,709,881	$1,737,096	$(27,215)	$1,709,881
Total		$5,160,645	$264,771	$5,425,416	$5,452,631	$(27,215)	$5,425,416
(1) Where the estimated ultimate losses payable exceed the premium consideration received at the inception of the agreement, a deferred charge asset is recorded.
(2) When the fair value option is elected for any retroactive reinsurance agreement, an initial net fair value adjustment is recorded at the inception of the agreement.
(3) We have ceded 10% of these transactions to Enhanzed Re on the same terms and conditions as those received by us. Effective September 1, 2021 Enhanzed Re was consolidated by us (previously accounted for as an equity method investment) and all intercompany transactions and balances between Enhanzed Re and Enstar were eliminated upon consolidation.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. DIVESTITURES, HELD-FOR-SALE BUSINESSES AND DISCONTINUED OPERATIONS
Atrium Exchange Transaction
As of December 31, 2020, Enstar owned an indirect 59.0% interest in North Bay Holdings Limited ("North Bay") and Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. (collectively, the "Trident V Funds") managed by Stone Point Capital LLC ("Stone Point") and Dowling Capital Partners I, L.P. and Capital City Partners LLC (collectively, the "Dowling Funds") owned 39.3% and 1.7%, respectively. North Bay owns 100.0% of StarStone Specialty Holdings Limited ("SSHL"), the holding company for the StarStone group, which previously included StarStone's U.S. operations, including StarStone U.S. Holdings, Inc. and its subsidiaries (“StarStone U.S.”) and StarStone's international operations ("Starstone International"). North Bay also owned 92.1% of Northshore Holdings Limited ("Northshore"), the holding company that owns Atrium Underwriting Group Limited and its subsidiaries (collectively, "Atrium") and Arden Reinsurance Company Ltd. ("Arden"). The remaining share ownership of Northshore is held on behalf of certain Atrium employees.
Effective January 1, 2021, we exchanged a portion of our indirect interest in Northshore for all of the Trident V Funds' indirect interest in StarStone U.S., which is now owned through an interest in Core Specialty Insurance Holdings, Inc. ("Core Specialty," and such exchange, the "Exchange Transaction"), resulting in us owning 25.2% on a fully diluted basis (24.7% as of September 30, 2021) of Core Specialty, and 13.8% of Northshore, which continues to own Atrium and Arden. The Trident V Funds own 76.3% of Northshore, while the Dowling Funds own 0.4% of Core Specialty and 1.6% of Northshore. The Exchange Transaction had no impact on the ultimate ownership of SSHL, which continues to own StarStone International, with us, the Trident V Funds and the Dowling Funds retaining our and their ownership interests in SSHL of 59.0%, 39.3% and 1.7%, respectively.
Effective January 1, 2021, Northshore was deconsolidated and our remaining investment with a carrying value of $35.0 million as of September 30, 2021 is accounted for as a privately held equity investment and carried at its fair value. During the first quarter of 2021, we recognized a loss of $7.8 million on completion of the Exchange Transaction.
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
Until these balances are settled, as of January 1, 2021, the Company recognized gross loss reserves of $254.6 million, reinsurance recoverable of $90.8 million, and $163.8 million of net assets required to support the net insurance liabilities.
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
Recapitalization of StarStone U.S. and Discontinued Operations
On November 30, 2020, we completed the sale and recapitalization of StarStone U.S. through the sale of StarStone U.S. to Core Specialty, a newly formed entity with equity backing from funds managed by SkyKnight Capital, L.P., Dragoneer Investment Group and Aquiline Capital Partners LLC. We received consideration of $282.0 million inclusive of $235.0 million of common shares of Core Specialty and cash of $47.0 million. At the closing date, the $235.0 million of common shares of Core Specialty represented a 25.2% equity interest in Core Specialty on a fully diluted basis (24.7% as of September 30, 2021). Our investment in Core Specialty is accounted for as an equity method investment, and we record our proportionate share of the net earnings on a quarter lag.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The StarStone U.S. business qualified as a discontinued operation. The following table summarizes the components of net loss from discontinued operations, net of income taxes, related to StarStone U.S., on the consolidated statements of earnings:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
INCOME
Net premiums earned	$75,414	$241,363
Net investment income	3,649	11,063
Net realized and unrealized gains	1,910	2,757
Other income	55	80
	81,028	255,263
EXPENSES
Net incurred losses and loss adjustment expenses	44,939	157,648
Acquisition costs	14,776	47,570
General and administrative expenses	16,675	47,404
Interest expense	535	1,715
Net foreign exchange gains	(3)	(5)
	76,922	254,332
EARNINGS BEFORE INCOME TAXES	4,106	931
Income tax expense	(75)	(121)
NET EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	4,031	810
Net earnings from discontinued operations attributable to noncontrolling interest	(1,654)	(332)
NET EARNINGS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$2,377	$478
Continuing Involvement Disclosures
Following the completion of the sale of StarStone U.S. to Core Specialty on November 30, 2020, our continuing involvement with StarStone U.S. is comprised of the following transactions:
LPT and ADC reinsurance agreement
In connection with the sale of StarStone U.S. to Core Specialty, we and one of our insurance subsidiaries entered into a loss portfolio transfer (“LPT”) and adverse development cover (“ADC”) reinsurance agreement with StarStone U.S. pursuant to which we reinsured all of the net loss reserves of StarStone U.S. in respect of premium earned prior to October 31, 2020. Under the terms of the LPT and ADC reinsurance agreement, we assumed total net loss reserves of $462.4 million from StarStone U.S. in exchange for a total reinsurance premium consideration of $478.2 million, subject to an aggregate limit of $130.0 million above the assumed total net loss reserves. Our subsidiary's obligations to StarStone U.S. under the LPT and ADC reinsurance agreement are guaranteed by us. The LPT and ADC reinsurance agreement between us and StarStone U.S. will continue in force until such time as our liability with respect to the assumed total net loss reserves terminates.
Concurrent with the closing of the LPT and ADC reinsurance agreement, one of our wholly-owned subsidiaries entered into an Administrative Services Agreement ("ASA") with StarStone U.S., through which it was appointed as an independent contractor to provide certain administrative services covering the business we assumed from StarStone U.S. through the LPT and ADC reinsurance agreement. This ASA became effective on November 30, 2020 and will continue in force (subject to certain limited exceptions) until such time as the LPT and ADC reinsurance agreement between us and StarStone U.S. terminates.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In addition, concurrent with the sale of StarStone U.S. to Core Specialty, which was completed on November 30, 2020, one of our wholly-owned subsidiaries entered into a Transition Services Agreement ("TSA") with Core Specialty through which our subsidiary and Core Specialty agreed to provide certain transitional services to each other relating to the StarStone U.S. businesses, for a specified period of time. This TSA became effective on November 30, 2020 and unless otherwise agreed to in writing by both Core Specialty and us, will terminate on the earliest to occur of (a) the two-year anniversary of the TSA, (b) the date on which all the covered transitional services have been terminated, and (c) the termination of the TSA.
Reinsurance transactions previously eliminated on consolidation
The table below presents a summary of the total income and expenses which have been recognized within our continuing operations relating to transactions, primarily reinsurances, between StarStone U.S. and our subsidiaries:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total income(1)	$(19)	$1,709	$(406)	$9,072
Total expenses (income)(1)	12,222	(1,783)	13,290	(16,682)
Net earnings (loss)	$(12,241)	$3,492	$(13,696)	$25,754
(1) For the three and nine months ended September 30, 2021, negative total income was driven by a premium adjustment, and for the three and nine months ended September 30, 2020, negative total expenses were driven by favorable loss development on the losses and LAE reserves ceded by StarStone U.S. to our subsidiaries.
Cash flows
The cash outflows between our subsidiaries and StarStone U.S. for the nine months ended September 30, 2021 and 2020 were $53.7 million and $11.9 million, respectively.
Equity method investment
We have applied the equity method of accounting to the common shares we acquired in Core Specialty as part-consideration for the sale of StarStone U.S. and which made up 25.2% of the total outstanding common shares in Core Specialty on a fully diluted basis as of November 30, 2020 when we completed the sale and recapitalization of StarStone U.S. (24.7% as of September 30, 2021). Our investment in the common shares of Core Specialty, which is included in equity method investments on our condensed consolidated balance sheet, was $229.2 million as of September 30, 2021 (December 31, 2020: $235.0 million). Following the completion of the Exchange Transaction on January 1, 2021 as described above, common shares in Core Specialty with a carrying value of $4.0 million were distributed to redeemable noncontrolling interests as discussed in Note 15 - "Noncontrolling Interests." During the three and nine months ended September 30, 2021 our share of net earnings (loss) on our investment in Core Specialty, which is included within earnings (loss) from equity method investments in our condensed consolidated statement of earnings, was earnings of $4.9 million and a loss of $1.8 million, respectively.
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
The results of StarStone International are included within continuing operations in the Run-off segment. Recent developments relating to StarStone International include:
•On March 15, 2021, we sold StarStone Underwriting Limited ("SUL"), the Lloyd's managing agency, together with the right to operate Lloyd's Syndicate 1301, to Inigo Limited ("Inigo"). As of December 31, 2020, we had a 59.0% interest in SUL and the Trident V Funds and the Dowling Funds owned 39.3% and 1.7%, respectively. Upon closing, Enstar, the Trident V Funds and the Dowling Funds received aggregate consideration of $30.0 million in the form of Inigo shares and $0.6 million in cash.
Following the completion of the sale of SUL to Inigo on March 15, 2021, we recognized a gain on the sale of $23.1 million in the first quarter of 2021. In addition, Enstar and the Trident V Funds have committed to invest up to $27.0 million and $18.0 million, respectively, in Inigo. As of September 30, 2021, Enstar had funded $16.9 million of its capital commitment to Inigo, with $10.1 million yet to be called by Inigo. As of September 30, 2021, our investment in Inigo was $42.1 million (December 31, 2020: $16.9 million)

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
representing 6.5% of the total outstanding ordinary shares of Inigo and was accounted for as a privately held equity investment and carried at fair value. In conjunction with the transaction, Enstar, the Trident V Funds and the Dowling Funds will retain the economics of Syndicate 1301’s 2020 and prior years’ underwriting portfolios as this business runs off.
•On February 11, 2021, we sold Arena N.V., a Belgium-based specialist accident and health managing general agent, for consideration of $1.0 million. We recognized a loss on the sale of $0.3 million during the first quarter of 2021.
The following table provides a summary of the net gain on sales of subsidiaries which was recorded in net gain on purchase and sales of subsidiaries included in our condensed consolidated statement of earnings:

Nine Months Ended
September 30,
2021
Atrium	$(7,844)
SUL	23,067
Arena	(329)
Net gain on sales of subsidiaries	$14,894
5. INVESTMENTS
We hold: (i) trading portfolios of short-term and fixed maturity investments and equities, carried at fair value; (ii) AFS portfolios of short-term and fixed maturity investments, carried at fair value; (iii) other investments, carried at fair value; (iv) equity method investments; and (v) funds held - directly managed.
Effective April 1, 2021, the InRe Fund was consolidated by us. As a result, the carrying amounts of the assets and liabilities of the InRe Fund are presented separately in “variable interest entity assets of the InRe Fund” and “variable interest entity liabilities of the InRe Fund” within the consolidated balance sheet as of September 30, 2021. Refer to Note 12 - "Variable Interest Entities" for additional information.
Short-term and Fixed Maturity Investments
Asset Types
The fair values of the following underlying asset categories are set out below:

	September 30, 2021
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Fixed maturities, funds held - directly managed	Total
U.S. government and agency	$11,507	$68,741	$123,711	$457,997	$186,536	$848,492
U.K. government	—	—	25,216	10,772	—	35,988
Other government	2,729	—	298,906	129,067	246,792	677,494
Corporate	—	12,900	2,795,864	3,099,495	813,409	6,721,668
Municipal	—	—	89,921	126,578	73,299	289,798
Residential mortgage-backed	—	—	117,551	366,068	118,598	602,217
Commercial mortgage-backed	—	—	268,644	544,624	267,314	1,080,582
Asset-backed	—	—	201,730	644,495	97,811	944,036
Structured products	—	—	—	—	1,033,097	1,033,097
Total fixed maturity and short-term investments	$14,236	$81,641	$3,921,543	$5,379,096	$2,836,856	$12,233,372

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2020
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Fixed maturities, funds held - directly managed	Total
U.S. government and agency	$—	$243,556	$123,874	$474,442	$109,176	$951,048
U.K. government	—	—	37,508	13,574	—	51,082
Other government	3,424	3,213	327,437	146,914	21,165	502,153
Corporate	1,705	17,026	3,227,726	1,920,323	519,952	5,686,732
Municipal	—	—	79,959	30,032	52,678	162,669
Residential mortgage-backed	—	—	154,471	328,871	70,603	553,945
Commercial mortgage-backed	—	—	347,225	276,488	230,377	854,090
Asset-backed	—	—	296,692	204,456	56,312	557,460
Total fixed maturity and short-term investments	$5,129	$263,795	$4,594,892	$3,395,100	$1,060,263	$9,319,179
Included within residential and commercial mortgage-backed securities as of September 30, 2021 were securities issued by U.S. governmental agencies with a fair value of $431.1 million (December 31, 2020: $458.1 million). There were no senior secured loans included within corporate securities as of September 30, 2021 and December 31, 2020.
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

As of September 30, 2021	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$476,648	$480,196	3.9%
More than one year through two years	786,693	799,023	6.5%
More than two years through five years	2,398,897	2,457,642	20.1%
More than five years through ten years	2,582,370	2,637,871	21.6%
More than ten years	3,199,429	3,231,805	26.4%
Residential mortgage-backed	599,415	602,217	5.0%
Commercial mortgage-backed	1,066,391	1,080,582	8.8%
Asset-backed	947,989	944,036	7.7%
	$12,057,832	$12,233,372	100.0%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Credit Ratings
The following table sets forth the credit ratings of our short-term and fixed maturity investments classified as trading and AFS and the fixed maturity investments included within our funds held - directly managed balance as of September 30, 2021:

	Amortized Cost	Fair Value	% of Total	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated

U.S. government and agency	$847,653	$848,492	7.0%	$847,876	$381	$—	$235	$—	$—
U.K. government	35,916	35,988	0.3%	—	29,024	6,964	—	—	—
Other government	671,438	677,494	5.6%	203,471	153,855	148,168	60,228	111,772	—
Corporate	6,543,670	6,721,668	54.9%	173,599	649,917	3,124,885	2,470,801	296,685	5,781
Municipal	274,218	289,798	2.4%	15,760	152,559	96,123	25,356	—	—
Residential mortgage-backed	599,415	602,217	4.9%	555,694	1,453	4,477	11,032	27,508	2,053
Commercial mortgage-backed	1,066,391	1,080,582	8.8%	794,959	126,374	85,374	65,930	3,382	4,563
Asset-backed	947,989	944,036	7.7%	370,186	256,143	203,486	83,294	21,949	8,978
Structured products	1,071,142	1,033,097	8.4%	—	523,036	—	510,061	—	—
Total	$12,057,832	$12,233,372	100.0%	$2,961,545	$1,892,742	$3,669,477	$3,226,937	$461,296	$21,375
% of total fair value				24.2%	15.5%	30.0%	26.4%	3.7%	0.2%
Unrealized Gains and Losses on AFS Short-term and Fixed Maturity Investments
The amortized cost, unrealized gains and losses, allowance for credit losses and fair values of our short-term and fixed maturity investments classified as AFS were as follows:

			Gross Unrealized Losses
As of September 30, 2021	Amortized Cost	Gross Unrealized Gains	Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
U.S. government and agency	$529,011	$1,293	$(3,566)	$—	$526,738
U.K. government	10,927	75	(230)	—	10,772
Other government	127,629	2,588	(1,123)	(27)	129,067
Corporate	3,117,300	28,352	(28,430)	(4,827)	3,112,395
Municipal	125,995	1,440	(857)	—	126,578
Residential mortgage-backed	367,119	1,496	(2,545)	(2)	366,068
Commercial mortgage-backed	544,211	4,616	(4,161)	(42)	544,624
Asset-backed	644,078	865	(446)	(2)	644,495
	$5,466,270	$40,725	$(41,358)	$(4,900)	$5,460,737

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Gross Unrealized Losses
As of December 31, 2020	Amortized Cost	Gross Unrealized Gains	Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
U.S. government and agency	$715,527	$3,305	$(834)	$—	$717,998
U.K. government	12,494	1,080	—	—	13,574
Other government	142,459	7,721	(53)	—	150,127
Corporate	1,873,184	65,913	(1,567)	(181)	1,937,349
Municipal	28,881	1,155	(4)	—	30,032
Residential mortgage-backed	326,268	3,292	(689)	—	328,871
Commercial mortgage-backed	273,516	5,202	(2,097)	(133)	276,488
Asset-backed	204,312	846	(694)	(8)	204,456
	$3,576,641	$88,514	$(5,938)	$(322)	$3,658,895
Gross Unrealized Losses on AFS Short-term and Fixed Maturity Investments
The following tables summarizes our short-term and fixed maturity investments classified as AFS that were in a gross unrealized loss position, for which an allowance for credit losses has not been recorded:

	12 Months or Greater		Less Than 12 Months		Total
As of September 30, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency	$16,631	$(981)	$375,400	$(2,585)	$392,031	$(3,566)
U.K. government	—	—	5,222	(230)	5,222	(230)
Other government	—	—	46,714	(707)	46,714	(707)
Corporate	8,184	(249)	1,376,723	(14,475)	1,384,907	(14,724)
Municipal	—	—	71,427	(857)	71,427	(857)
Residential mortgage-backed	4,508	(128)	225,219	(2,417)	229,727	(2,545)
Commercial mortgage-backed	12,665	(451)	307,595	(3,586)	320,260	(4,037)
Asset-backed	—	—	439,074	(446)	439,074	(446)
Total short-term and fixed maturity investments	$41,988	$(1,809)	$2,847,374	$(25,303)	$2,889,362	$(27,112)

	12 Months or Greater		Less Than 12 Months		Total
As of December 31, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency	$—	$—	$55,839	$(834)	$55,839	$(834)
Other government	—	—	7,971	(53)	7,971	(53)
Corporate	—	—	199,048	(1,224)	199,048	(1,224)
Municipal	—	—	1,690	(4)	1,690	(4)
Residential mortgage-backed	4,626	(125)	79,149	(564)	83,775	(689)
Commercial mortgage-backed	38	(38)	67,094	(1,562)	67,132	(1,600)
Asset-backed	—	—	116,827	(564)	116,827	(564)
Total short-term and fixed maturity investments	$4,664	$(163)	$527,618	$(4,805)	$532,282	$(4,968)
As of September 30, 2021 and December 31, 2020, the number of securities classified as AFS in an unrealized loss position for which an allowance for credit loss is not recorded was 2,074 and 407, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 40 and 2, respectively.

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

	Three Months Ended September 30, 2021
	Other government	Corporate	Residential mortgage-backed	Commercial mortgage backed	Asset-backed	Total
Allowance for credit losses, beginning of period	$(41)	$(7,171)	$(17)	$(157)	$—	$(7,386)
Allowances for credit losses on securities for which credit losses were not previously recorded	—	196	(17)	(13)	(133)	33
Reductions for securities sold during the period	—	2	2	—	—	4
Decrease to the allowance for credit losses on securities that had an allowance recorded in the previous period	14	2,146	30	128	131	2,449
Allowance for credit losses, end of period	$(27)	$(4,827)	$(2)	$(42)	$(2)	$(4,900)

	Three Months Ended September 30, 2020
	Other government	Corporate	Residential mortgage-backed	Commercial mortgage backed	Asset-backed	Total
Allowance for credit losses, beginning of period	$—	$(3,090)	$—	$(494)	$(89)	$(3,673)
Allowances for credit losses on securities for which credit losses were not previously recorded	—	(39)	(2)	(78)	(45)	(164)
Reductions for securities sold during the period	—	341	—	—	—	341
Decrease to the allowance for credit losses on securities that had an allowance recorded in the previous period	—	2,004	—	491	89	2,584
Allowance for credit losses, end of period	$—	$(784)	$(2)	$(81)	$(45)	$(912)

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2021
	Other government	Corporate	Residential mortgage-backed	Commercial mortgage backed	Asset-backed	Total
Allowance for credit losses, beginning of period	$—	$(181)	$—	$(133)	$(8)	$(322)
Allowances for credit losses on securities for which credit losses were not previously recorded	(68)	(12,381)	(34)	(250)	(172)	(12,905)
Reductions for securities sold during the period	1	74	2	—	—	77
Decrease to the allowance for credit losses on securities that had an allowance recorded in the previous period	40	7,661	30	341	178	8,250
Allowance for credit losses, end of period	$(27)	$(4,827)	$(2)	$(42)	$(2)	$(4,900)

	Nine Months Ended September 30, 2020
	Other government	Corporate	Residential mortgage-backed	Commercial mortgage backed	Asset-backed	Total
Allowance for credit losses, beginning of period	$—	$—	$—	$—	$—	$—
Cumulative effect of change in accounting principle	(22)	(2,987)	—	(50)	—	(3,059)
Allowances for credit losses on securities for which credit losses were not previously recorded	—	(10,359)	(2)	(572)	(134)	(11,067)
Reductions for securities sold during the period	22	2,108	—	—	—	2,130
Decrease to the allowance for credit losses on securities that had an allowance recorded in the previous period	—	10,454	—	541	89	11,084
Allowance for credit losses, end of period	$—	$(784)	$(2)	$(81)	$(45)	$(912)
During the three and nine months ended September 30, 2021 and 2020 we did not have any write-offs charged against the allowance for credit losses or any recoveries of amounts previously written-off.
Equity Investments
The following table summarizes our equity investments classified as trading:

	September 30, 2021	December 31, 2020
Publicly traded equity investments in common and preferred stocks	$257,470	$260,767
Exchange-traded funds	1,335,831	311,287
Privately held equity investments in common and preferred stocks	359,124	274,741
	$1,952,425	$846,795
Equity investments include publicly traded common and preferred stocks, exchange-traded funds and privately held common and preferred stocks. Our publicly traded equity investments in common and preferred stocks predominantly trade on major exchanges. Our investments in exchange-traded funds also trade on major exchanges.
Our privately held equity investments in common and preferred stocks are direct investments in companies that we believe offer attractive risk adjusted returns and/or offer other strategic advantages. Each investment may have its own unique terms and conditions and there may be restrictions on disposals. There is no active market for these investments. Refer to Note 19 - "Related Party Transactions" for further information on certain privately held equity investments.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Investments, at fair value
The following table summarizes our other investments carried at fair value:

	September 30, 2021	December 31, 2020
Hedge funds (1)	$215,378	$2,638,339
Fixed income funds	597,982	552,541
Equity funds	4,831	190,767
Private equity funds	598,901	363,103
CLO equities	153,795	128,083
CLO equity funds	199,714	166,523
Private credit funds	230,004	192,319
Real estate funds	50,666	11,883
Others	447	476
	$2,051,718	$4,244,034
(1) Effective April 1, 2021, the InRe Fund was consolidated by us. As a result, the carrying amounts of the assets and liabilities of the InRe Fund are presented separately in “variable interest entity assets of the InRe Fund” and “variable interest entity liabilities of the InRe Fund” within the condensed consolidated balance sheet as of September 30, 2021. Refer to Note 12 - "Variable Interest Entities" for additional information. As of December 31, 2020, our investment in the InRe Fund was $2.4 billion.
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
•Equity funds invest primarily in public equities.
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
•Real Estate funds comprise of real estate funds that invest primarily in commercial real estate equity.
As of September 30, 2021, we had unfunded commitments of $1.5 billion to other investments.
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below details the estimated date by which proceeds would be received if we had provided notice of our intent to redeem or initiated a sales process as of September 30, 2021:

	Less than 1 Year	1-2 years	2-3 years	More than 3 years	Not Eligible/ Restricted	Total	Redemption Frequency
Hedge funds	$215,378	$—	$—	$—	$—	$215,378	Monthly to Quarterly
Fixed income funds	560,932	—	—	—	37,050	597,982	Daily to Quarterly
Equity funds	4,831	—	—	—	—	4,831	Daily
Private equity funds	—	51,550	—	—	547,351	598,901	Quarterly for unrestricted amount
CLO equities	153,795	—	—	—	—	153,795	Daily
CLO equity funds	151,452	47,764	—	—	498	199,714	Quarterly to Bi-annually
Private credit funds	—	—	—	—	230,004	230,004	N/A
Real estate funds	—	—	—	—	50,666	50,666	N/A
Other	—	—	—	—	447	447	N/A
	$1,086,388	$99,314	$—	$—	$866,016	$2,051,718
As of September 30, 2021, none of our investments were subject to gates or side-pockets.
Equity Method Investments
The table below shows our equity method investments:

	September 30, 2021		December 31, 2020
	Ownership %	Carrying Value	Ownership %	Carrying Value
Enhanzed Re (1)	—%	$—	47.4%	$330,289
Citco (2)	31.9%	54,401	31.9%	53,022
Monument Re (3)	20.0%	202,050	20.0%	193,716
Core Specialty	24.7%	229,158	25.2%	235,000
Other	~27%	19,879	~27%	20,268
		$505,488		$832,295
(1) Effective September 1, 2021, Enhanzed Re was consolidated by us. Refer to Note 2 - "Business Acquisitions" for additional information.
(2) We own 31.9% of the common shares in HH CTCO Holdings Limited, which owns 15.4% of the convertible preferred shares of Citco III Limited ("Citco"), amounting to a 6.2% interest in the total equity of Citco.
(3) We own 20.0% of the common shares in Monument Re as well as different classes of preferred shares which have fixed dividend yields and whose balances are included in the Investment amount.
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

	September 30, 2021	December 31, 2020
Short-term and fixed maturity investments, trading	$2,836,856	$1,060,263
Cash and cash equivalents	211,311	9,067
Other assets	8,225	5,560
	$3,056,392	$1,074,890
The following table summarizes the fixed maturity investment components of funds held - directly managed:

	September 30, 2021			December 31, 2020
	Funds held - Directly Managed - Fair Value Option	Funds held - Directly Managed - Variable Return	Total	Funds held - Directly Managed - Fair Value Option	Funds held - Directly Managed - Variable Return	Total
Short-term and fixed maturity investments, at amortized cost	$850	$2,836,915	$2,837,765	$106,938	$859,403	$966,341
Net unrealized gains:
Change in fair value - fair value option accounting	—	—	—	9,693	—	9,693
Change in fair value - embedded derivative accounting	—	21,603	21,603	—	84,229	84,229
Change in fair value (1)	—	(22,512)	(22,512)	—	—	—
Short-term fixed maturity investments within funds held - directly managed, at fair value	$850	$2,836,006	$2,836,856	$116,631	$943,632	$1,060,263
(1) Is clearly and closely related to the host contract
Refer to the sections above for details of the short-term and fixed maturity investments within our funds held - directly managed portfolios.
Funds Held by Reinsured Companies
Funds held by reinsured companies, where we received a fixed crediting rate, are carried at cost on our condensed consolidated balance sheets. As of September 30, 2021 and December 31, 2020, we had funds held by reinsured companies of $2.4 billion and $635.8 million, respectively. The increase from December 31, 2020 was primarily driven by the acquisition of Enhanzed Re and transactions with AXA Group and Hiscox.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net Investment Income
Major categories of net investment income are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Fixed maturity investments	$46,775	$47,275	$139,252	$153,554
Short-term investments and cash and cash equivalents	(380)	826	(562)	4,203
Funds held by reinsured companies	15,675	8,346	47,683	32,715
Funds held - directly managed	8,397	7,703	22,328	27,204
Investment income from fixed maturities and cash and cash equivalents	70,467	64,150	208,701	217,676
Equity investments	5,112	4,771	14,042	14,496
Other investments	9,290	6,000	27,415	19,384
Investment income from equities and other investments	14,402	10,771	41,457	33,880
Gross investment income	84,869	74,921	250,158	251,556
Investment expenses	(5,361)	(2,791)	(12,243)	(10,269)
Net investment expenses of the InRe Fund (1)	13,217	—	(6,954)	—
Net investment income	$92,725	$72,130	$230,961	$241,287
(1) Effective April 1, 2021, the InRe Fund was consolidated by us. Refer to Note 12 - "Variable Interest Entities" for additional information. Prior to this, all income or loss from the InRe Fund was determined by the change in net asset value (NAV) of our holdings in the fund, which was included within net realized and unrealized gains (losses) from other investments.
Net Realized and Unrealized Gains (Losses)
Components of net realized and unrealized gains (losses) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net realized gains (losses) on sales:
Gross realized gains on fixed maturity securities, AFS	$4,332	$9,871	$12,597	$19,995
Gross realized losses on fixed maturity securities, AFS	(2,121)	(786)	(8,887)	(7,379)
Decrease (increase) in allowance for expected credit losses on fixed maturity securities, AFS	2,482	2,248	(4,655)	(389)
Net realized gains on fixed maturity securities, trading	13,399	30,531	42,438	87,911
Net realized gains on funds held - directly managed	760	3,292	2,012	5,545
Net realized gains on equity investments	21,277	8,286	21,340	9,165
Net realized investment gains on investment derivatives	175	46	95	46
Net realized gains of the InRe Fund (1)	275,466	—	597,171	—
Total net realized gains on sales	$315,770	$53,488	$662,111	$114,894
Net unrealized gains (losses):
Fixed maturity securities, trading	$(45,752)	$14,324	$(174,664)	$58,795
Fixed maturity securities in funds held - directly managed	(30,819)	7,814	(57,479)	42,619
Equity investments	339	4,210	82,303	(48,409)
Other Investments (1)	47,863	110,966	187,846	41,254
Investment derivatives	6	—	90	—
Net unrealized gains (losses) of the InRe Fund (1)	(560,672)	309,203	(589,040)	629,399
Total net unrealized gains (losses)	$(589,035)	$446,517	$(550,944)	$723,658
Net realized and unrealized gains (losses)	$(273,265)	$500,005	$111,167	$838,552

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
The gross realized gains and losses on AFS investments for the three months ended September 30, 2021 and 2020 included in the table above resulted from sales of $854.4 million and $409.6 million, respectively. The gross realized gains and losses on AFS investments for the nine months ended September 30, 2021 and 2020 included in the table above resulted from sales of $2.1 billion and $1.5 billion, respectively.
Reconciliation to the Consolidated Statements of Comprehensive Income
The following table provides a reconciliation of the gross realized gains and losses and credit recoveries (losses) on our AFS fixed maturity debt securities that arose during the three and nine months ended September 30, 2021 within our continuing and discontinued operations and the offsetting reclassification adjustments included within our consolidated statements of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Included within continuing operations:
Gross realized gains on fixed maturity securities, AFS	$4,332	$9,871	$12,597	$19,995
Gross realized losses on fixed maturity securities, AFS	(2,121)	(786)	(8,887)	(7,379)
Tax effect	(163)	—	(539)	—
Included within discontinued operations:
Gross realized gains on fixed maturity securities, AFS	—	489	—	1,025
Gross realized losses on fixed maturity securities, AFS	—	(86)	—	(143)
Total reclassification adjustment	$2,048	$9,488	$3,171	$13,498
Included within continuing operations:
Credit losses on fixed maturity securities, AFS	$2,482	$2,248	$(4,655)	$(389)
Tax effect	(57)	—	149	—
Included within discontinued operations:
Credit losses on fixed maturity securities, AFS	—	131	—	318
Total reclassification adjustment	$2,425	$2,379	$(4,506)	$(71)
Restricted Assets
We utilize trust accounts to collateralize business with our (re)insurance counterparties. We are also required to maintain investments and cash and cash equivalents on deposit with regulatory authorities and Lloyd's to support our (re)insurance operations. The investments and cash and cash equivalents on deposit are available to settle (re)insurance liabilities. Collateral generally takes the form of assets held in trust, letters of credit or funds held. The assets used as collateral are primarily highly rated fixed maturity securities. The carrying value of our restricted assets, including restricted cash of $447.5 million and $472.0 million, as of September 30, 2021 and December 31, 2020, respectively, was as follows:

	September 30, 2021	December 31, 2020
Collateral in trust for third party agreements	$6,160,382	$4,924,866
Assets on deposit with regulatory authorities	206,288	131,283
Collateral for secured letter of credit facilities	96,303	104,627
Funds at Lloyd's (1)	503,716	260,914
	$6,966,689	$5,421,690
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. REINSURANCE BALANCES RECOVERABLE ON PAID AND UNPAID LOSSES
The following tables provide the total reinsurance balances recoverable on paid and unpaid losses:

	September 30, 2021
	Run-off (1)	Legacy Underwriting (1)	Corporate & Other	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$1,003,285	$24,633	$—	$1,027,918
IBNR	452,153	45,010	—	497,163
ULAE	4,835	1,199	—	6,034
Fair value adjustments - acquired companies	—	—	(14,134)	(14,134)
Fair value adjustments - fair value option	—	—	(35,753)	(35,753)
Total reinsurance reserves recoverable	1,460,273	70,842	(49,887)	1,481,228
Paid losses recoverable	195,198	181	—	195,379
Total	$1,655,471	$71,023	$(49,887)	$1,676,607

Reconciliation to Condensed Consolidated Balance Sheet:
Reinsurance balances recoverable on paid and unpaid losses	$1,148,615	$71,023	$(14,134)	$1,205,504
Reinsurance balances recoverable on paid and unpaid losses - fair value option	506,856	—	(35,753)	471,103
Total	$1,655,471	$71,023	$(49,887)	$1,676,607
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
Our (re)insurance Run-off subsidiaries and assumed portfolios, prior to acquisition, used retrocessional agreements to reduce their exposure to the risk of (re)insurance assumed. Previously on an annual basis, StarStone International, included within the Run-off segment from January 1, 2021, purchased a tailored outwards reinsurance program designed to manage its risk profile. The majority of StarStone International's third-party reinsurance is with highly rated reinsurers or is collateralized by pledged assets or letters of credit.
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
As of September 30, 2021 and December 31, 2020, we had reinsurance balances recoverable on paid and unpaid losses of $1.7 billion and $2.1 billion, respectively. The decrease of $412.6 million was primarily due to the elimination of intercompany cessions on consolidation of Enhanzed Re, partially offset by assumed ceded assets relating to CNA and Syndicate 609.
Top Ten Reinsurers

	September 30, 2021
	Run-off	Legacy Underwriting	Corporate & Other	Total	% of Total
Top 10 reinsurers	$1,006,072	$64,173	$—	$1,070,245	63.8%
Other reinsurers > $1 million	627,182	6,210	(49,887)	583,505	34.8%
Other reinsurers < $1 million	22,217	640	—	22,857	1.4%
Total	$1,655,471	$71,023	$(49,887)	$1,676,607	100.0%

	December 31, 2020
	Run-off	Legacy Underwriting	Corporate & Other	Total	% of Total
Top 10 reinsurers	$1,036,676	$327,917	$—	$1,364,593	65.3%
Other reinsurers > $1 million	574,869	159,513	(36,780)	697,602	33.4%
Other reinsurers < $1 million	23,765	3,203	—	26,968	1.3%
Total	$1,635,310	$490,633	$(36,780)	$2,089,163	100.0%

	September 30, 2021	December 31, 2020
Information regarding top ten reinsurers:
Number of top 10 reinsurers rated A- or better	8	7
Number of top 10 non-rated reinsurers (1)	2	3

Reinsurers rated A- or better in top 10	$802,087	$863,819
Non-rated reinsurers in top 10 (1)	268,158	500,774
Total top 10 reinsurance recoverables	$1,070,245	$1,364,593

Single reinsurers that represent 10% or more of total reinsurance balance recoverables as of September 30, 2021 and December 31, 2020:

Lloyd's Syndicates (2)	$296,198	$331,118
Michigan Catastrophic Claims Association(3)	$221,005	$229,374
(1) The reinsurance balances recoverable from the non-rated top 10 reinsurers was comprised of:
•$221.0 million and $229.4 million as of September 30, 2021 and December 31, 2020 respectively, due from Michigan Catastrophic Claims Association;
•$47.2 million as of September 30, 2021 due from Arden Re written on a funds withheld basis as discussed in Note 19 - "Related Party Transactions";
•$73.8 million as of December 31, 2020 due from a reinsurer who provided security in the form of pledged assets in trust for the full amount of the recoverable balance. The reinsurer received an A- rating by A.M. Best as of September 30, 2021 and the collateral has been subsequently released; and
•$208.4 million as of December 31, 2020 due from Enhanzed Re to whom some of our subsidiaries have retroceded their exposures through quota share reinsurance agreements as discussed in Note 19 - "Related Party Transactions." Effective September 1, 2021, Enhanzed Re was consolidated by us (previously accounted for as an equity method investment) and all intercompany transactions and balances between Enhanzed Re and Enstar were eliminated upon consolidation.
(2) Lloyd's Syndicates are rated A+ by Standard & Poor's and A by A.M. Best.
(3) U.S. state backed reinsurer that is supported by assessments on active auto writers operating within the state.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. DEFERRED CHARGE ASSETS AND DEFERRED GAIN LIABILITIES
The following tables present a reconciliation of our deferred charge assets and deferred gain liabilities:

	Deferred Charge Assets
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning carrying value	$435,151	$258,516	$238,602	$272,462
Recorded during the period	24,013	—	253,025	11,746
Amortization	(24,124)	(10,316)	(56,587)	(36,008)
Ending carrying value	$435,040	$248,200	$435,040	$248,200

	Deferred Gain Liabilities
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning carrying value	$20,059	$11,916	$19,880	$12,875
Recorded during the period	9,718	—	11,280	—
Realized on acquisition	(28,755)	—	(28,755)	—
Amortization	(103)	(434)	(1,486)	(1,393)
Ending carrying value	$919	$11,482	$919	$11,482
Deferred charge assets are assessed at each reporting period for impairment. If the asset is determined to be impaired, it is written down in the period of determination. For the nine months ended September 30, 2021, we completed our impairment assessment and concluded that there had been no impairment of our carried deferred charge assets.
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
Our loss reserves cover multiple lines of business, which include asbestos, environmental, general casualty, workers' compensation/personal accident, marine, aviation and transit, construction defect, professional indemnity/directors and officers, motor, property, property excess of loss ("catastrophe") and other non-life lines of business.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables summarize the liability for losses and LAE by segment and for our corporate and other activities:

	September 30, 2021
	Run-off	Enhanzed Re	Legacy Underwriting	Corporate & Other	Total
Outstanding losses	$5,862,377	$1,059	$94,658	$—	$5,958,094
IBNR	7,425,180	176,122	136,789	—	7,738,091
ULAE	435,976	2,658	2,292	—	440,926
Fair value adjustments - acquired companies	—	—	—	(123,150)	(123,150)
Fair value adjustments - fair value option	—	—	—	(136,176)	(136,176)
Total	$13,723,533	$179,839	$233,739	$(259,326)	$13,877,785

Reconciliation to Condensed Consolidated Balance Sheet:
Loss and loss adjustment expenses	$11,479,623	$179,839	$233,739	$(123,150)	$11,770,051
Loss and loss adjustment expenses, at fair value	2,243,910	—	—	(136,176)	2,107,734
Total	$13,723,533	$179,839	$233,739	$(259,326)	$13,877,785

	December 31, 2020
	Run-off	Legacy Underwriting	Corporate & Other	Total
Outstanding losses	$4,440,425	$687,424	$—	$5,127,849
IBNR	4,641,500	636,003	—	5,277,503
ULAE	350,600	35,102	—	385,702
Fair value adjustments - acquired companies	—	—	(143,183)	(143,183)
Fair value adjustments - fair value option	—	—	(54,589)	(54,589)
Total	$9,432,525	$1,358,529	$(197,772)	$10,593,282

Reconciliation to Condensed Consolidated Balance Sheet:
Loss and loss adjustment expenses	$6,925,016	$1,358,529	$(143,183)	$8,140,362
Loss and loss adjustment expenses, at fair value	2,507,509	—	(54,589)	2,452,920
Total	$9,432,525	$1,358,529	$(197,772)	$10,593,282
The increase in the liability for losses and LAE from December 31, 2020 to September 30, 2021 was primarily attributable to the 2021 transactions described in Note 3 - "Significant New Business" and the acquisition of Enhanzed Re, as well as net incurred losses and LAE in the period, partially offset by losses paid.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below provides a consolidated reconciliation of the beginning and ending liability for losses and LAE:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Balance as of beginning of period	$13,037,858	$10,593,436	$10,593,282	$9,868,404
Add: losses and LAE relating to SGL No.1 (1)	—	—	254,561	—
	13,037,858	10,593,436	10,847,843	9,868,404
Less:
Reinsurance reserves recoverable (2)	1,787,725	1,858,161	1,829,620	1,927,624
Reinsurance reserves recoverable relating to SGL No1 (1)	—	—	90,792	—
	1,787,725	1,858,161	1,920,412	1,927,624
Less: net deferred charge assets and deferred gain liabilities on retroactive reinsurance	415,092	246,600	218,722	259,587
Less: cumulative effect of change in accounting principle on the determination of the allowance for estimated uncollectible reinsurance balances	—	—	—	643
Net balance as of beginning of period	10,835,041	8,488,675	8,708,709	7,680,550
Net incurred losses and LAE:
Current period	42,394	78,965	145,619	314,083
Prior periods	(69,105)	30,721	(188,533)	25,595
Total net incurred losses and LAE	(26,711)	109,686	(42,914)	339,678
Net paid losses:
Current period	(3,326)	(17,194)	(15,720)	(32,304)
Prior periods	(290,032)	(344,060)	(980,729)	(1,070,063)
Total net paid losses	(293,358)	(361,254)	(996,449)	(1,102,367)
Effect of exchange rate movement	(58,075)	98,695	(64,336)	(7,532)
Acquired business (3)	1,099,260	—	1,099,260	—
Assumed business (4)	469,601	280,497	3,349,612	1,705,970
Ceded business	(63,322)	—	(91,446)	—
Reclassification to assets and liabilities held-for-sale	—	(219,284)	—	(219,284)
Net balance as of September 30	11,962,436	8,397,015	11,962,436	8,397,015
Plus: reinsurance reserves recoverable (2)	1,481,228	1,667,151	1,481,228	1,667,151
Plus: net deferred charge assets and deferred gain liabilities on retroactive reinsurance (5)	434,121	236,718	434,121	236,718
Balance as of September 30	$13,877,785	$10,300,884	$13,877,785	$10,300,884
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
(3) Acquired business of $1,099.3 million includes $842.0 million of third party loss reserves and $257.2 million of loss reserves which are deemed to effectively settle balances relating to pre-existing relationships, the latter comprising of $286.0 million of reinsurance recoverables, partially offset by a deferred gain liability of $28.8 million, carried by two of our reinsurance subsidiaries. These pre-existing relationships were fair valued at $271.3 million in accordance with the acquisition method of accounting. Refer to Note 2 - "Business Acquisitions" for further information.
(4) Refer to Note 3 - "Significant New Business" for further information.
(5) Refer to Note 7 - "Deferred Charge Assets and Deferred Gain Liabilities" for further information.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The tables below provide the components of net incurred losses and LAE by segment and for our corporate and other activities:

	Three Months Ended
	September 30, 2021
	Run-off	Legacy Underwriting	Corporate & Other	Total
Net losses paid	$287,323	$6,035	$—	$293,358
Net change in case and LAE reserves (1)	(156,926)	1,796	—	(155,130)
Net change in IBNR reserves (2)	(167,679)	(2,000)	—	(169,679)
Increase (reduction) in estimates of net ultimate losses	(37,282)	5,831	—	(31,451)
Increase (reduction) in provisions for unallocated LAE (3)	(12,858)	(333)	—	(13,191)
Amortization of deferred charge assets and deferred gain liabilities (4)	—	—	24,021	24,021
Amortization of fair value adjustments (5)	—	—	4,787	4,787
Changes in fair value - fair value option (6)	—	—	(10,877)	(10,877)
Net incurred losses and LAE	$(50,140)	$5,498	$17,931	$(26,711)

	Three Months Ended
	September 30, 2020
	Run-off	Legacy Underwriting	Corporate & Other	Total
Net losses paid	$283,882	$77,372	$—	$361,254
Net change in case and LAE reserves (1)	(49,887)	8,260	—	(41,627)
Net change in IBNR reserves (2)	(221,366)	(4,709)	—	(226,075)
Increase (reduction) in estimates of net ultimate losses	12,629	80,923	—	93,552
Increase (reduction) in provisions for unallocated LAE (3)	(14,605)	(5,049)	—	(19,654)
Amortization of deferred charge assets and deferred gain liabilities (4)	—	—	9,882	9,882
Amortization of fair value adjustments (5)	—	—	4,864	4,864
Changes in fair value - fair value option (6)	—	—	21,042	21,042
Net incurred losses and LAE	$(1,976)	$75,874	$35,788	$109,686

	Nine Months Ended
	September 30, 2021
	Run-off	Legacy Underwriting	Corporate & Other	Total
Net losses paid	$975,146	$21,303	$—	$996,449
Net change in case and LAE reserves (1)	(399,036)	(711)	—	(399,747)
Net change in IBNR reserves (2)	(597,320)	688	—	(596,632)
Increase (reduction) in estimates of net ultimate losses	(21,210)	21,280	—	70
Increase (reduction) in provisions for unallocated LAE (3)	(41,302)	(1,023)	—	(42,325)
Amortization of deferred charge assets and deferred gain liabilities (4)	—	—	55,101	55,101
Amortization of fair value adjustments (5)	—	—	12,876	12,876
Changes in fair value - fair value option (6)	—	—	(68,636)	(68,636)
Net incurred losses and LAE	$(62,512)	$20,257	$(659)	$(42,914)

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	September 30, 2020
	Run-off	Legacy Underwriting	Corporate & Other	Total
Net losses paid	$826,250	$276,117	$—	$1,102,367
Net change in case and LAE reserves (1)	(300,573)	(56,287)	—	(356,860)
Net change in IBNR reserves (2)	(580,586)	33,511	—	(547,075)
Increase (reduction) in estimates of net ultimate losses	(54,909)	253,341	—	198,432
Increase (reduction) in provisions for unallocated LAE (3)	(34,509)	23,446	—	(11,063)
Amortization of deferred charge assets and deferred gain liabilities (4)	—	—	34,615	34,615
Amortization of fair value adjustments (5)	—	—	20,846	20,846
Changes in fair value - fair value option (6)	—	—	96,848	96,848
Net incurred losses and LAE	$(89,418)	$276,787	$152,309	$339,678
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Run-off Segment
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the Run-off segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Balance as of beginning of period	$13,055,661	$9,231,912	$9,432,525	$8,683,983
Less: reinsurance reserves recoverable (1)	1,759,227	1,494,652	1,463,001	1,645,352
Plus: cumulative effect of change in accounting principal on allowance for estimated uncollectible reinsurance	—	—	—	703
Net balance as of beginning of period	11,296,434	7,737,260	7,969,524	7,039,334
Net incurred losses and LAE:
Current period	35,768	8,218	121,338	24,153
Prior periods	(85,908)	(10,194)	(183,850)	(113,571)
Total net incurred losses and LAE	(50,140)	(1,976)	(62,512)	(89,418)
Net paid losses:
Current period	(3,107)	(739)	(5,863)	(1,777)
Prior periods	(284,216)	(283,143)	(969,283)	(824,473)
Total net paid losses	(287,323)	(283,882)	(975,146)	(826,250)
Effect of exchange rate movement	(58,673)	87,018	(66,035)	(22,465)
Acquired on purchase of subsidiaries (2)	942,388	—	942,388	—
Assumed business (3)	493,614	307,713	3,602,637	1,744,932
Ceded business	(73,040)	—	(102,726)	—
Transfer from the Legacy Underwriting segment (4)	—	—	955,130	—
Net balance as of September 30	12,263,260	7,846,133	12,263,260	7,846,133
Plus: reinsurance reserves recoverable (1)	1,460,273	1,306,256	1,460,273	1,306,256
Balance as of September 30	$13,723,533	$9,152,389	$13,723,533	$9,152,389
(1) Net of allowance for estimated uncollectible reinsurance.
(2) Acquired business of $942.4 million includes $656.4 million of third party loss reserves and $286.0 million of loss reserves, which are deemed to effectively settle balances relating to pre-existing relationships carried by two of our reinsurance subsidiaries.
(3) Refer to Note 3 - "Significant New Business" for further information.
(4) Effective January 1, 2021, the net loss reserves of StarStone International were transferred from the Legacy Underwriting segment to the Run-off segment. Refer to Note 21 - "Segment Information" for further details.
Net incurred losses and LAE in the Run-off segment were as follows:

	Three Months Ended September 30,
	2021			2020
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$284,216	$3,107	$287,323	$283,143	$739	$283,882
Net change in case and LAE reserves (1)	(174,118)	17,192	(156,926)	(49,854)	(33)	(49,887)
Net change in IBNR reserves (2)	(182,400)	14,721	(167,679)	(228,878)	7,512	(221,366)
Increase (reduction) in estimates of net ultimate losses	(72,302)	35,020	(37,282)	4,411	8,218	12,629
Increase (reduction) in provisions for unallocated LAE (3)	(13,606)	748	(12,858)	(14,605)	—	(14,605)
Net incurred losses and LAE	$(85,908)	$35,768	$(50,140)	$(10,194)	$8,218	$(1,976)
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Three Months Ended September 30, 2021
Current period net incurred losses and LAE of $35.8 million primarily relates to the net earned premium from the run-off of StarStone International business which was transferred from the Legacy Underwriting segment on January 1, 2021. The reduction in estimates of net ultimate losses relating to prior periods of $72.3 million was primarily related to favorable development on large professional indemnity/directors and officers claims as well as continued favorable loss emergence, notably in the workers' compensation and construction defect lines.
Three Months Ended September 30, 2020
Current period net incurred losses and LAE of $8.2 million related to current period net earned premium, primarily in respect of the run-off of the AmTrust RITC transactions. Net ultimate losses relating to prior periods increased by $4.4 million. Unfavorable development of $128.4 million within our motor line of business was offset by favorable development across workers' compensation and other lines of business.

	Nine Months Ended September 30,
	2021			2020
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$969,283	$5,863	$975,146	$824,473	$1,777	$826,250
Net change in case and LAE reserves (1)	(421,265)	22,229	(399,036)	(301,382)	809	(300,573)
Net change in IBNR reserves (2)	(687,383)	90,063	(597,320)	(602,153)	21,567	(580,586)
Increase (reduction) in estimates of net ultimate losses	(139,365)	118,155	(21,210)	(79,062)	24,153	(54,909)
Increase (reduction) in provisions for unallocated LAE (3)	(44,485)	3,183	(41,302)	(34,509)	—	(34,509)
Net incurred losses and LAE	$(183,850)	$121,338	$(62,512)	$(113,571)	$24,153	$(89,418)
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
Nine Months Ended September 30, 2021
Current period net incurred losses and LAE of $121.3 million related to current period net earned premium, primarily in respect of the run-off of StarStone International business which was transferred from the Legacy Underwriting segment on January 1, 2021. The reduction in estimates of net ultimate losses relating to prior periods of $139.4 million was primarily related to favorable development in our professional indemnity/directors and officers line of business across our Lloyd's portfolios arising from a change in ultimates and reductions in case reserve estimates for large claims, continued favorable loss emergence in our workers' compensation and general casualty lines of business as well as favorable development across multiple StarStone International books of business. Partially offsetting this favorable development was an increase in net incurred losses of $20.9 million due to our reevaluation of our gross and net exposure on COVID-19 pandemic related losses.
Nine Months Ended September 30, 2020
Current period net incurred losses and LAE of $24.2 million related to current period net earned premium, primarily in respect of the run-off of the AmTrust RITC transactions. The reduction in estimates of net ultimate losses relating to prior periods of $79.1 million was largely attributable to favorable development within our workers' compensation as well as other lines of business, partially offset by unfavorable development of $122.4 million within our motor line of business.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Enhanzed Re Segment
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the Enhanzed Re segment:

Three and Nine Months Ended
September 30,
2021
Balance as of beginning of period	$—
Effect of exchange rate movement	(48)
Acquired on purchase of subsidiaries (1)	179,887
Balance as of September 30	$179,839
(1) Refer to Note 2 - "Business Acquisitions" for further information.

Legacy Underwriting Segment
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for our Legacy Underwriting segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Balance as of beginning of period	$240,911	$1,610,956	$1,358,529	$1,569,865
Add: losses and LAE relating to SGL No.1 (1)	—	—	254,561	—
	240,911	1,610,956	1,613,090	1,569,865
Less:
Reinsurance reserves recoverable (2)	76,270	429,847	403,399	385,613
Reinsurance recoverable relating to SGL No.1 (1)	—	—	90,792	—
	76,270	429,847	494,191	385,613
Less: cumulative effect of change in accounting principal on allowance for estimated uncollectible reinsurance	—	—	—	1,346
Net balance as of beginning of period	164,641	1,181,109	1,118,899	1,182,906
Net incurred losses and LAE:
Current period	6,626	70,747	24,281	289,930
Prior periods	(1,128)	5,127	(4,024)	(13,143)
Total net incurred losses and LAE	5,498	75,874	20,257	276,787
Net paid losses:
Current period	(219)	(16,455)	(9,857)	(30,527)
Prior periods	(5,816)	(60,917)	(11,446)	(245,590)
Total net paid losses	(6,035)	(77,372)	(21,303)	(276,117)
Effect of exchange rate movement	(1,207)	13,083	174	9,118
Reclassification to assets and liabilities held-for-sale	—	(216,349)	—	(216,349)
Transfer to Run-off segment (3)	—	—	(955,130)	—
Net balance as of September 30	162,897	976,345	162,897	976,345
Plus: reinsurance reserves recoverable (2)	70,842	401,288	70,842	401,288
Balance as of September 30	$233,739	$1,377,633	$233,739	$1,377,633
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
(3) Effective January 1, 2021, the net loss reserves of StarStone International were transferred from the Legacy Underwriting segment to the Run-off segment. Refer to Note 21 - "Segment Information" for further details.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net incurred losses and LAE in the Legacy Underwriting segment were as follows:

	Three Months Ended September 30,
	2021			2020
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$5,816	$219	$6,035	$60,917	$16,455	$77,372
Net change in case and LAE reserves (1)	4,122	(2,326)	1,796	(22,833)	31,093	8,260
Net change in IBNR reserves (2)	(10,518)	8,518	(2,000)	(32,706)	27,997	(4,709)
Increase (reduction) in estimates of net ultimate losses	(580)	6,411	5,831	5,378	75,545	80,923
Increase (reduction) in provisions for unallocated LAE (3)	(548)	215	(333)	(251)	(4,798)	(5,049)
Net incurred losses and LAE	$(1,128)	$6,626	$5,498	$5,127	$70,747	$75,874
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
Three Months Ended September 30, 2021
Current period net incurred losses and LAE of $6.6 million related to current period net earned premium. The reduction in net incurred losses and LAE liabilities relating to prior periods was $1.1 million and was attributable to an increase in estimates of net ultimate losses of $0.6 million.
Three Months Ended September 30, 2020
Current period net incurred losses and LAE of $70.7 million related to current period net earned premium and included losses related to the COVID-19 pandemic of $2.9 million. The increase in net incurred losses and LAE liabilities relating to prior periods was $5.1 million and was attributable to an increase in estimates of net ultimate losses of $5.4 million.

	Nine Months Ended September 30,
	2021			2020
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$11,446	$9,857	$21,303	$245,590	$30,527	$276,117
Net change in case and LAE reserves(1)	(570)	(141)	(711)	(96,173)	39,886	(56,287)
Net change in IBNR reserves(2)	(13,822)	14,510	688	(162,492)	196,003	33,511
Increase (reduction) in estimates of net ultimate losses	(2,946)	24,226	21,280	(13,075)	266,416	253,341
Increase (reduction) in provisions for unallocated LAE(3)	(1,078)	55	(1,023)	(68)	23,514	23,446
Net incurred losses and LAE	$(4,024)	$24,281	$20,257	$(13,143)	$289,930	$276,787
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
Nine Months Ended September 30, 2021
Current period net incurred losses and LAE of $24.3 million related to current period net earned premium. The reduction in net incurred losses and LAE liabilities relating to prior periods was $4.0 million and was attributable to a reduction in estimates of net ultimate losses of $2.9 million.
Nine Months Ended September 30, 2020
Current period net incurred losses and LAE of $289.9 million related to current period net earned premium and included losses related to the COVID-19 pandemic of $37.1 million. The reduction in net incurred losses and LAE liabilities relating to prior periods was $13.1 million and was attributable to a reduction in estimates of net ultimate losses of $13.1 million.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. FUTURE POLICYHOLDER BENEFITS
The provision for future policyholder benefits includes provisions for life contingent liabilities assumed as well as other policy benefits for insureds. The future policyholder benefits are equal to the present value of the future benefits payments and related expenses less the present value of future net premiums.
The mortality assumptions are based on cedant historical data, regional mortality tables, and industry standards. The present value of the liabilities are discounted utilizing the discount rate derived from the yield on the assets supporting the liabilities and may include certain reinvestment assumptions. The future policyholder benefits related to traditional annuity products include provisions for adverse deviation.
The table below summarizes the liability for future policyholder benefits:

September 30, 2021
Annuities	$1,621,197
Fair value adjustments - acquired companies	(122,987)
Total	$1,498,210
We believe that the assumptions used represent a realistic and appropriate basis for estimating the provision for future policyholder benefits as of September 30, 2021. However, these assumptions are subject to change and we regularly review and adjust our estimates and provisioning methodologies taking into account all currently known information and updated assumptions relating to unknown information.
10. DEFENDANT ASBESTOS AND ENVIRONMENTAL LIABILITIES
Included within defendant asbestos and environmental liabilities and insurance balances recoverable are the fair value adjustments that were initially recognized upon acquisition. These fair value adjustments are amortized in proportion to the actual payout of claims and recoveries.
The carrying value of the asbestos and environmental liabilities, insurance recoveries, future estimated expenses and the fair value adjustments related to DCo LLC ("DCo") and Morse TEC were as follows:

	September 30, 2021	December 31, 2020
Defendant asbestos and environmental liabilities:
Defendant asbestos liabilities	$854,804	$913,276
Defendant environmental liabilities	11,546	12,572
Estimated future expenses	38,004	42,510
Fair value adjustments	(244,433)	(262,029)
Defendant asbestos and environmental liabilities	659,921	706,329

Insurance balances recoverable:
Insurance recoveries related to defendant asbestos liabilities (net of allowance: 2021 - $5,805; 2020 - $4,824)	265,340	310,602
Fair value adjustments	(51,921)	(60,950)
Insurance balances recoverable	213,419	249,652

Net liabilities relating to defendant asbestos and environmental exposures	$446,502	$456,677

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below provides a consolidated reconciliation of the beginning and ending liability for defendant asbestos and environmental exposures:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Balance as of beginning of period	$677,919	$808,062	$706,329	$847,685
Less: Insurance balances recoverable (1)	245,979	428,277	249,652	448,855
Plus: Cumulative effect of change in accounting principle on the determination of the allowance for estimated uncollectible insurance balances	—	—	—	3,167
Net balance as of beginning of period	431,940	379,785	456,677	401,997
Total net paid claims	21,970	52,891	4,746	51,977
Amounts recorded in other income:
Reduction in estimates of ultimate net liabilities	(4,983)	(48,439)	(18,985)	(75,332)
Reduction in estimated future expenses	(997)	(3,124)	(4,505)	(6,127)
Amortization of fair value adjustments	(1,428)	7,636	8,569	16,234
Total other income	(7,408)	(43,927)	(14,921)	(65,225)
Net balance as at September 30	446,502	388,749	446,502	388,749
Plus: Insurance balances recoverable (1)	213,419	365,288	213,419	365,288
Balance as at September 30	$659,921	$754,037	$659,921	$754,037
(1) Net of allowance for estimated uncollectible insurance balances.
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
We have categorized our assets and liabilities that are recorded at fair value on a recurring basis among levels based on the observability of inputs, or at fair value using NAV per share (or its equivalent) as follows:

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
Investments:
Short-term and fixed maturity investments:
U.S. government and agency	$—	$848,492	$—	$—	$848,492
U.K. government	—	35,988	—	—	35,988
Other government	—	677,494	—	—	677,494
Corporate	—	6,721,668	—	—	6,721,668
Municipal	—	289,798	—	—	289,798
Residential mortgage-backed	—	602,217	—	—	602,217
Commercial mortgage-backed	—	1,080,582	—	—	1,080,582
Asset-backed	—	944,036	—	—	944,036
Structured products	—	1,033,097	—	—	1,033,097
	$—	$12,233,372	$—	$—	$12,233,372

Other assets included within funds held - directly managed	$—	$219,536	$—	$—	$219,536

Equities:
Publicly traded equity investments	$215,345	$42,125	$—	$—	$257,470
Exchange-traded funds	1,335,831	—	—	—	1,335,831
Privately held equity investments	—	—	359,124	—	359,124
	$1,551,176	$42,125	$359,124	$—	$1,952,425

Other investments:
Hedge funds (1)	$—	$—	$—	$215,378	$215,378
Fixed income funds	—	259,595	—	338,387	597,982
Equity funds	—	4,831	—	—	4,831
Private equity funds	—	—	—	598,901	598,901
CLO equities	—	153,795	—	—	153,795
CLO equity funds	—	—	—	199,714	199,714
Private credit funds	—	—	—	230,004	230,004
Real estate debt fund	—	—	—	50,666	50,666
Other	—	—	447	—	447
	$—	$418,221	$447	$1,633,050	$2,051,718
Total Investments	$1,551,176	$12,913,254	$359,571	$1,633,050	$16,457,051

Cash and cash equivalents	$1,326,360	$32,469	$—	$—	$1,358,829

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$471,103	$—	$471,103

Losses and LAE:	$—	$—	$2,107,734	$—	$2,107,734

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
Investments:
Short-term and fixed maturity investments:
U.S. government and agency	$—	$951,048	$—	$—	$951,048
U.K government	—	51,082	—	—	51,082
Other government	—	502,153	—	—	502,153
Corporate	—	5,686,732	—	—	5,686,732
Municipal	—	162,669	—	—	162,669
Residential mortgage-backed	—	553,945	—	—	553,945
Commercial mortgage-backed	—	854,090	—	—	854,090
Asset-backed	—	557,460	—	—	557,460
	—	9,319,179	—	—	9,319,179

Other assets included within funds held - directly managed	$—	$14,627	$—	$—	$14,627

Equities:
Publicly traded equity investments	$229,167	$31,600	$—	$—	$260,767
Exchange-traded funds	311,287	—	—	—	311,287
Privately held equity investments	—	—	274,741	—	274,741
	$540,454	$31,600	$274,741	$—	$846,795

Other investments:
Hedge funds (1)	$—	$—	$—	$2,638,339	$2,638,339
Fixed income funds	—	285,837	—	266,704	552,541
Equity funds	—	5,073	—	185,694	190,767
Private equity funds	—	—	—	363,103	363,103
CLO equities	—	128,083	—	—	128,083
CLO equity funds	—	—	—	166,523	166,523
Private credit funds	—	—	9,250	183,069	192,319
Real estate debt fund	—	—	—	11,883	11,883
Other	—	—	314	162	476
	$—	$418,993	$9,564	$3,815,477	$4,244,034
Total Investments	$540,454	$9,784,399	$284,305	$3,815,477	$14,424,635

Cash and cash equivalents	$385,790	$208,272	$—	$—	$594,062

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$520,830	$—	$520,830

Losses and LAE:	$—	$—	$2,452,920	$—	$2,452,920
(1) Effective April 1, 2021, the InRe Fund was consolidated by us. As a result, the carrying amounts of the assets and liabilities of the InRe Fund are presented separately in “Variable interest entity assets of the InRe Fund” and “Variable interest entity liabilities of the InRe Fund” within the condensed consolidated balance sheet as of September 30, 2021. Refer to Note 12 - "Variable Interest Entities" for additional information. As of December 31, 2020, our investment in the InRe Fund was $2.4 billion.
Level 3 Measurements and Changes in Leveling
Transfers into or out of levels are recorded at their fair values as of the end of the reporting period, consistent with the date of determination of fair value.
Investments
The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs:

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Privately-held Equities	Other Investments	Total	Privately-held Equities	Other Investments	Total

Beginning fair value	$348,725	$314	$349,039	$271,000	$314	$271,314
Purchases	3,488	—	3,488	—	10,000	10,000
Total realized and unrealized gains (losses)	6,911	133	7,044	45	—	45
Transfer out of Level 3 into Level 2	—	—	—	—	—	—
Ending fair value	$359,124	$447	$359,571	$271,045	$10,314	$281,359

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	Privately-held Equities	Other Investments	Total	Privately-held Equities	Other Investments	Total

Beginning fair value	$274,741	$9,564	$284,305	$265,799	$87,869	$353,668
Purchases	80,332	—	80,332	1,392	47,092	48,484
Sales and paydowns	—	(9,250)	(9,250)	—	(539)	(539)
Total realized and unrealized gains	4,051	133	4,184	3,854	(40,368)	(36,514)
Transfer out of Level 3 into Level 2	—	—	—	—	(83,740)	(83,740)
Ending fair value	$359,124	$447	$359,571	$271,045	$10,314	$281,359
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
Valuations Techniques and Inputs
The table below presents the qualitative information related to the fair value measurements for our privately held equity investments measured at fair value on a recurring basis using Level 3 inputs:

Qualitative Information about Level 3 Fair Value Measurements
Fair Value as of September 30, 2021	Valuation Techniques	Unobservable Input	Range (Average) (1)
(in millions of U.S. dollars)
$225.9	Guideline company methodology	Distribution waterfall	12.72
41.1	Cost as approximation of fair value	Cost as approximation of fair value
77.1	Dividend discount model; Guideline companies method	Discount rate Exit multiple	12.5% 1.3x - 1.5x (1.4x)
15.5	Net Asset Value (2)	NAV at recent transaction	19.82
$359.6
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Insurance Contracts - Fair Value Option
The following table presents a reconciliation of the beginning and ending balances for all insurance contracts measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended September 30,
	2021			2020
	Liability for losses and LAE	Reinsurance balances recoverable	Net	Liability for losses and LAE	Reinsurance balances recoverable	Net
Beginning fair value	$2,234,105	$492,343	$1,741,762	$2,454,539	$671,384	$1,783,155
Assumed business	—	—	—	1,526	(180,972)	182,498
Incurred losses and LAE:
Increase (reduction) in estimates of ultimate losses	4,269	(969)	5,238	(25,595)	56,702	(82,297)
Reduction in unallocated LAE	(4,088)	—	(4,088)	(4,641)	—	(4,641)
Change in fair value	(13,185)	(2,308)	(10,877)	19,092	(1,950)	21,042
Total incurred losses and LAE	(13,004)	(3,277)	(9,727)	(11,144)	54,752	(65,896)
Paid losses	(76,909)	(11,734)	(65,175)	(86,745)	(11,192)	(75,553)
Effect of exchange rate movements	(36,458)	(6,229)	(30,229)	64,502	9,189	55,313
Ending fair value	$2,107,734	$471,103	$1,636,631	$2,422,678	$543,161	$1,879,517

	Nine Months Ended September 30,
	2021			2020
	Liability for losses and LAE	Reinsurance balances recoverable	Net	Liability for losses and LAE	Reinsurance balances recoverable	Net
Beginning fair value	$2,452,920	$520,830	$1,932,090	$2,621,122	$695,518	$1,925,604
Assumed business	—	—	—	1,526	(180,972)	182,498
Incurred losses and LAE:
Reduction in estimates of ultimate losses	(8,231)	5,998	(14,229)	(61,109)	48,580	(109,689)
Reduction in unallocated LAE	(11,747)	—	(11,747)	(14,353)	—	(14,353)
Change in fair value	(83,094)	(14,458)	(68,636)	130,075	33,227	96,848
Total incurred losses and LAE	(103,072)	(8,460)	(94,612)	54,613	81,807	(27,194)
Paid losses	(211,496)	(35,023)	(176,473)	(230,187)	(49,627)	(180,560)
Effect of exchange rate movements	(30,618)	(6,244)	(24,374)	(24,396)	(3,565)	(20,831)
Ending fair value	$2,107,734	$471,103	$1,636,631	$2,422,678	$543,161	$1,879,517
The following table presents the components of the net change in fair value:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Changes in fair value due to changes in:
Duration	$2,657	$11,767	$8,228	$19,617
Corporate bond yield	(13,534)	9,275	(76,864)	75,524
Weighted cost of capital	—	—	—	(5,048)
Risk cost of capital	—	—	—	6,755
Change in fair value	$(10,877)	$21,042	$(68,636)	$96,848

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Below is a summary of the quantitative information regarding the significant observable and unobservable inputs used in the internal model to determine fair value on a recurring basis:

		September 30, 2021	December 31, 2020
Valuation Technique	Unobservable (U) and Observable (O) Inputs	Weighted Average	Weighted Average
Internal model	Corporate bond yield (O)	A rated	A rated
Internal model	Credit spread for non-performance risk (U)	0.2%	0.2%
Internal model	Risk cost of capital (U)	5.1%	5.1%
Internal model	Weighted average cost of capital (U)	8.25%	8.25%
Internal model	Duration - liability (U)	8.25 years	8.17 years
Internal model	Duration - reinsurance balances recoverable on paid and unpaid losses (U)	7.94 years	8.23 years
The fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses may increase or decrease due to changes in the corporate bond rate, the credit spread for non-performance risk, the risk cost of capital, the weighted average cost of capital and the estimated payment pattern. In addition, the estimate of the capital required to support the liabilities is based upon current industry standards for capital adequacy.
Disclosure of Fair Values for Financial Instruments Carried at Cost
Senior Notes
As of September 30, 2021, our 4.50% Senior Notes due 2022 (the "2022 Senior Notes"), our 4.95% Senior Notes due 2029 (the "2029 Senior Notes") and our 3.10% Senior Notes due 2031 (the "2031 Senior Notes" and, together with the 2022 Senior Notes and 2029 Senior notes, the "Senior Notes") were carried at amortized cost of $280.2 million, $494.8 million and $494.3 million, respectively, while the fair value based on observable market pricing from a third party pricing service was $284.1 million, $556.6 million and $492.5 million, respectively. The Senior Notes are classified as Level 2.
Subordinated Notes
As of September 30, 2021, our 5.75% Fixed-Rate Reset Junior Subordinated Notes due 2040 (the “Junior Subordinated Notes”) were carried at amortized cost of $345.0 million, while the fair value based on observable market pricing from a third party pricing service was $375.0 million.
As of September 30, 2021, Enhanzed Re's 5.50% Subordinated Notes due 2031 (the "2031 Subordinated Notes" together with the Junior Subordinated Notes, the "Subordinated Notes"), were carried at amortized cost of $76.4 million, while the fair value based on observable market pricing for comparable debt from a third party pricing service was $75.3 million.
The Subordinated Notes are classified as Level 2.
Insurance Contracts
Disclosure of fair value of amounts relating to insurance contracts is not required, except those for which we elected the fair value option, as described above.
Remaining Assets and Liabilities
Our remaining assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature approximates fair value as of September 30, 2021 and December 31, 2020.
12. VARIABLE INTEREST ENTITIES
We have investments in certain limited partnership funds which are deemed to be variable interest entities ("VIEs"). The activities of these VIEs are generally limited to holding investments and our involvement in these entities is passive in nature. We consolidate all VIEs in which we are considered to be the primary beneficiary.
InRe Fund
On April 1, 2021, we obtained control of the InRe Fund following redemption by the general partner, an affiliate of Hillhouse Group, of all of its outstanding ownership interests and termination of its investment management activities. As such, on that date we had full ownership of the InRe Fund and the power to direct its activities, which led to our determination to consolidate the InRe Fund. Prior to consolidation, our investment in the

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
InRe Fund was recorded at fair value using the NAV as a practical expedient and thus, there was no gain or loss upon consolidation. The carrying amounts of the assets and liabilities of the InRe Fund are presented separately in “variable interest entity assets of the InRe Fund” and “variable interest entity liabilities of the InRe Fund” within the condensed consolidated balance sheet as of September 30, 2021. Net investment income and changes in the fair value of assets and liabilities of the InRe Fund are presented in “net investment income” and “net realized and unrealized gains,” respectively, in the consolidated statement of earnings for the three and nine months ended September 30, 2021.
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
Since April 1, 2021, we have redeemed an aggregate of $2.3 billion from the InRe Fund, of which $1.5 billion was redeemed in the third quarter of 2021.
The following table presents the assets and liabilities associated with the InRe Fund, as presented within the condensed consolidated balance sheet:

September 30, 2021
ASSETS
Cash and cash equivalents	$245
Restricted cash held at brokers (1)	696,260
Total cash, cash equivalents and restricted cash	696,505
Securities owned, at fair value	396,984
Other assets:
Derivative assets, at fair value	6,406
Due from brokers	29,786
Other assets	593
Total other assets	36,785
Total variable interest entity assets of the InRe Fund	$1,130,274

LIABILITIES
Derivative liabilities, at fair value	$54,373
Due to brokers	576,649
Securities sold, but not yet purchased, at fair value	34,983
Payable for investments purchased	14,390
Other liabilities	2,153
Total variable interest entity liabilities of the InRe Fund	$682,548
(1) Includes margin posted as collateral which is considered to be restricted cash.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The InRe Fund's cash flows are classified as operating cash flows in the consolidated statements of cash flows as the InRe Fund is accounted for under investment company accounting standards. The following table presents the net cash flows of the InRe Fund for the nine months ended September 30, 2021, following its consolidation on April 1, 2021 (the cash flows prior to April 1, 2021 are not presented as the InRe Fund was not consolidated):

Nine Months Ended
September 30, 2021
OPERATING ACTIVITIES
Net loss	$(75,430)
Adjustments to reconcile net loss to cash flows:
Realized gains on sales of investments and derivatives	(597,171)
Unrealized losses on investments and derivatives	665,647
Sales of trading securities	3,367,676
Purchases of trading securities	(1,347,890)
Payments to cover securities sold short	(1,016,419)
Proceeds from securities sold short	460,514
Net receipt (payment) for derivative contracts	(66,132)
Changes in:
Due from brokers, excluding restricted cash	646,888
Receivable from investments sold	461,567
Due to brokers	50,254
Payable for investments purchased	(126,778)
Other	(302)
Subtotal	1,031,629
Net operating cash flows from the InRe Fund	2,422,424
INVESTING ACTIVITIES
Consolidation of the InRe Fund opening cash and restricted cash balances	574,081
Net investing cash flows from the InRe Fund	574,081
FINANCING ACTIVITIES
Enstar capital withdrawals (1)	(2,300,000)
Net cash used in financing activities (2)	(2,300,000)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	696,505
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	—
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$696,505
(1) Eliminated in the condensed consolidated statement of cash flows.
(2) In addition to the cash flows presented above, for the nine months ended September 30, 2021 the InRe Fund's non-cash financing activities included a third-party capital withdrawal from the InRe Fund totaling $61.4 million which was funded through the transfer of a trading security.
Fixed Maturity Investments
Asset Types
The fair value of the underlying asset categories comprising the InRe Fund's fixed maturity investments classified as trading were as follows:

September 30, 2021
Convertible bonds	$52,654
Corporate bonds	6,342
Total fixed maturity investments	$58,996

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Credit Ratings
The following table sets forth the credit ratings of the InRe Fund's fixed maturity investments classified as trading as of September 30, 2021:

	Amortized Cost	Fair Value	% of Total	A Rated	Non-Investment Grade	Non-Rated
Convertible bonds	$57,469	$52,654	89.3%	$—	$—	$52,654
Corporate bonds	6,339	6,342	10.7%	1,894	4,448	—
Total	63,808	58,996	100.0%	$1,894	$4,448	$52,654
$ of total fair value				3.2%	7.5%	89.3%
Equity Investments
The following table summarizes the InRe Fund's equity investments classified as trading:

September 30, 2021
Publicly traded equity investments in common stocks	$335,531
Exchange-traded funds	2,457
Total equity investments	$337,988
Equity investments include publicly traded common stocks and exchange-traded funds. The InRe Fund's publicly traded equity investments in common stocks predominantly trade on major exchanges. The InRe Fund's investments in exchange-traded funds also trade on major exchanges.
Investment Income
Major categories of net investment income (expense) for the InRe Fund are summarized as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Fixed maturity investments	$972	$1,428
Equity and other investments	2,250	4,389
Investment income	3,222	5,817
Investment expenses (1)	9,995	(12,771)
Net investment income (expense)	$13,217	$(6,954)
(1) Positive investment expense for the three months ended September 30, 2021 reflect the impact of a reversal of previously accrued InRe Fund expenses of $14.3 million.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net Realized and Unrealized Gains (Losses)
Components of net realized and unrealized gains (losses) for the InRe Fund were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net realized gains on sale:
Fixed maturity securities	$25,275	$—	$79,958	$—
Equity investments	149,238	—	255,015	—
Other investments	(1,325)	—	(1,325)	—
Derivatives	102,278	—	263,523	—
Total net realized gains	$275,466	$—	$597,171	$—
Net unrealized gains (losses):
Fixed maturity securities	$(54,372)	$—	$(74,175)	$—
Equity investments	(265,659)	—	(199,039)	—
Other investments	(12,306)	—	(10,095)	—
Derivatives	(228,335)	—	(382,338)	—
Change in net asset value of the investment in the InRe Fund (1)	—	309,203	76,607	629,399
Total net unrealized gains (losses)	(560,672)	309,203	(589,040)	629,399
Net realized and unrealized gains (losses)	$(285,206)	$309,203	$8,131	$629,399
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
Financial Statement Presentation
The following table presents the notional values and estimated fair value by instrument as disclosed within the condensed consolidated balance sheet, before counterparty netting, as of September 30, 2021:

	September 30, 2021
	Fair Value	Notional Value
Derivatives Not Designated as Hedging Instruments
Derivative Assets
Option contracts	$5,440	$96,847
Forward contracts	966	41,000
Total derivative assets of the InRe Fund	$6,406	$137,847
Derivative Liabilities
Option contracts	$20,601	$193,695
Forward contracts	33,772	245,866
Total derivative liabilities of the InRe Fund	$54,373	$439,561
The following table presents the loss from derivative instruments included within the consolidated statements of earnings for the three and nine months ended September 30, 2021 (following consolidation of the InRe Fund on April 1, 2021):

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Derivatives Not Designated as Hedging Instruments
Option contracts	$(91,329)	$(91,247)
Forward contracts	(34,728)	(27,568)
Total net (loss) from derivative instruments, presented as a component of net realized and unrealized gains	$(126,057)	$(118,815)
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
As of September 30, 2021, the InRe Fund holds financial instruments and derivative instruments that are eligible for offset in the condensed consolidated balance sheet and are subject to a master netting arrangement. The master netting arrangement allows the counterparty to net applicable collateral held on behalf of the InRe Fund against applicable liabilities or payment obligations of the InRe Fund to the counterparty. These arrangements also allow the counterparty to net any of its applicable liabilities or payment obligations they have to the InRe Fund against any collateral sent to the InRe Fund.
The following table provides disclosure regarding the potential effect of offsetting of recognized assets presented in the condensed consolidated balance sheet:

As of September 30, 2021	Gross Amounts of Recognized Derivative Assets	Gross Derivative Liability Amounts Offset in the Balance Sheet	Net Amounts of Derivative Assets Presented in the Balance Sheet	Gross Amounts of Derivative Liabilities Not Offset in the Balance Sheet	Cash Collateral Received	Net Asset Amount
UBS AG	$2,195	$—	$2,195	$(2,195)	$—	$—
Morgan Stanley	3,160	—	3,160	(3,160)	—	—
Goldman Sachs	857	—	857	(857)	—	—
Merrill Lynch	85	—	85	(85)	—	—
Barclays Bank	109	—	109	(73)	—	36
Total	$6,406	$—	$6,406	$(6,370)	$—	$36

The following table provides disclosure regarding the potential effect of offsetting of recognized liabilities presented in the condensed consolidated balance sheet:

As of September 30, 2021	Gross Amounts of Recognized Derivative Liabilities	Gross Derivative Asset Amounts Offset in the Balance Sheet	Net Amounts of Derivative Liabilities Presented in the Balance Sheet	Gross Amounts of Derivative Assets Not Offset in the Balance Sheet	Cash Collateral Pledged (1)	Net Amount
UBS AG	$(7,032)	$—	$(7,032)	$2,195	$4,837	$—
Morgan Stanley	(20,066)	—	(20,066)	3,160	16,906	—
Goldman Sachs	(10,421)	—	(10,421)	857	9,564	—
Merrill Lynch	(14,906)	—	(14,906)	85	14,821	—
JP Morgan	(1,875)	—	(1,875)	—	—	(1,875)
Barclays Bank	(73)	—	(73)	73	—	—
Total	$(54,373)	$—	$(54,373)	$6,370	$46,128	$(1,875)
(1) Collateral amounts presented, if any, are limited to the derivative balances and, accordingly, do not include any excess collateral received or pledged. Total collateral pledged not presented above was $69.7 million with Barclays Bank Plc, $541.6 million with Goldman Sachs, $4.6 million with Merrill Lynch International, $33.8 million with Morgan Stanley and $0.3 million with UBS AG.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fair Value Hierarchy
We have categorized the InRe Fund's assets and liabilities that are recorded at fair value on a recurring basis among levels based on the observability of inputs as follows:

	September 30, 2021
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Securities owned:
Equities	$337,988	$—	$—	$337,988
Convertible bonds	—	24,161	28,493	52,654
Corporate bonds	—	6,342	—	6,342
Total securities owned	337,988	30,503	28,493	396,984

Derivatives assets:
Option contracts	—	5,440	—	5,440
Forward contracts	—	966	—	966
Total derivative assets	—	6,406	—	6,406

Securities sold, not yet purchased:
Equities	(16)	—	—	(16)
Corporate bonds	—	(34,967)	—	(34,967)
Total securities sold, but not yet purchased	(16)	(34,967)	—	(34,983)

Derivative liabilities:
Option contracts	—	(20,601)	—	(20,601)
Forward contracts	—	(33,772)	—	(33,772)
Total Derivatives liabilities	$—	$(54,373)	$—	$(54,373)
Level 3 Measurements and Changes in Leveling
Transfers into or out of levels are recorded at their fair values as of the end of the reporting period, consistent with the date of determination of fair value. There were no securities transferred to or from Level 3 by the InRe Fund during the three and nine months ended September 30, 2021.
The InRe Fund purchased a convertible bond during the three and nine months ended September 30, 2021 that is the only Level 3 investment measured at fair value on a recurring basis using unobservable inputs as of September 30, 2021. There were no other purchases, issuances, sales or settlements of Level 3 investments by the InRe Fund during the current period.
Net unrealized losses related to Level 3 assets were $1.5 million and are included in net realized and unrealized gains (losses) in the consolidated statements of earnings.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Valuation Techniques and Inputs
The table below presents the qualitative information related to the fair value measurements for the convertible bond investment measured at fair value on a recurring basis using Level 3 inputs:

Qualitative Information about Level 3 Fair Value Measurements
Fair Value as of September 30, 2021	Valuation Techniques	Unobservable Input	Range (Average)	Unrealized Loss
$28,493	Broker Pricing	(1)	(1)	$(1,507)
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
Nonconsolidated VIEs
The tables below present the fair value of our investments in nonconsolidated VIEs as well as our maximum exposure to loss associated with these VIEs:

As of September 30, 2021	Fair Value	Unfunded Commitments	Maximum Exposure to Loss
Equities
Publicly traded equity investment in common stock	$66,257	$—	$66,257

Other investments
Hedge funds	$215,378	$—	$215,378
Fixed income funds	135,819	67,797	203,616
Private equity funds	546,138	977,333	1,523,471
CLO equity funds	199,714	—	199,714
Private credit funds	—	50,000	50,000
Real estate funds	50,666	387,504	438,170
Other	446	—	446
Total	$1,148,161	$1,482,634	$2,630,795

Total investments in nonconsolidated VIEs	$1,214,418	$1,482,634	$2,697,052

As of December 31, 2020	Fair Value	Unfunded Commitments	Maximum Exposure to Loss
Equities
Publicly traded equity investment in common stock	$54,248	$—	$54,248

Other investments
Hedge fund	$2,638,339	$—	$2,638,339
Fixed income funds	98,974	16,538	115,512
Private equity funds	361,691	761,969	1,123,660
CLO equity funds	166,524	—	166,524
Real estate funds	11,883	17,674	29,557
Other	474	—	474
Total	$3,277,885	$796,181	$4,074,066

Total investments in nonconsolidated VIEs	$3,332,133	$796,181	$4,128,314

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. PREMIUMS WRITTEN AND EARNED
The following table provides a summary of premiums written and earned by segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Run-off
Gross	$(2,074)	$42,522	$3,535	$20,426	$28,110	$198,292	$1,707	$52,899
Ceded	4,353	(3,642)	(111)	(2,950)	(11,172)	(44,172)	690	(8,876)
Net	$2,279	$38,880	$3,424	$17,476	$16,938	$154,120	$2,397	$44,023
Legacy Underwriting
Gross	$7,496	$27,923	$107,942	$178,208	$48,585	$114,042	$458,923	$522,486
Ceded	(3,926)	(15,209)	(17,807)	(33,960)	(26,534)	(64,048)	(92,526)	(102,563)
Net	$3,570	$12,714	$90,135	$144,248	$22,051	$49,994	$366,397	$419,923
Total
Gross	$5,422	$70,445	$111,477	$198,634	$76,695	$312,334	$460,630	$575,385
Ceded	427	(18,851)	(17,918)	(36,910)	(37,706)	(108,220)	(91,836)	(111,439)
Total	$5,849	$51,594	$93,559	$161,724	$38,989	$204,114	$368,794	$463,946
Gross premiums written for the three and nine months ended September 30, 2021 decreased by $106.1 million and $383.9 million, respectively, primarily due to StarStone International being placed into an orderly run-off in the second quarter of 2020 and the sale of Atrium in the first quarter of 2021.
14. DEBT OBLIGATIONS AND CREDIT FACILITIES
We utilize debt financing and credit facilities primarily for funding acquisitions and significant new business, investment activities and, from time to time, for general corporate purposes.
Our debt obligations were as follows:

				September 30, 2021		December 31, 2020
Facility	Origination Date	Term	Principal	(Unamortized Cost) / Fair Value Adjustments	Carrying Value	(Unamortized Cost) / Fair Value Adjustments	Carrying Value
4.50% Senior Notes due 2022 (1)	March 10, 2017	5 years	$280,444	$(220)	$280,224	$(747)	$349,253
4.95% Senior Notes due 2029	May 28, 2019	10 years	500,000	(5,173)	494,827	(5,806)	494,194
3.10% Senior Notes due 2031	August 24, 2021	10 years	500,000	(5,682)	494,318	—	—
Total Senior Notes					1,269,369		843,447
5.75% Junior Subordinated Notes due 2040	August 26, 2020	20 years	350,000	(4,991)	345,009	(5,188)	344,812
5.50% Enhanzed Re's Subordinated Notes due 2031	December 20, 2018	12.1 years	70,000	6,360	76,360	—	—
Total Subordinated Notes					421,369		344,812
EGL Revolving Credit Facility	August 16, 2018	5 years			—		185,000
Total debt obligations					$1,690,738		$1,373,259
(1) Principal was $350.0 million as of December 31, 2020.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below provides a summary of the total interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense on debt obligations	$17,882	$14,652	$49,685	$41,522
Amortization of debt issuance costs	363	351	968	914
Funds withheld balances and other	(87)	—	(15)	—
Total interest expense	$18,158	$15,003	$50,638	$42,436
Debt Obligations
During the third quarter of 2021, we issued the 2031 Senior Notes. In conjunction with this offering, we completed a tender offer for a portion of our 2022 Senior Notes on August 25, 2021. The aggregate principal amount tendered was $69.6 million and we recorded a loss on the partial extinguishment of $1.7 million during the third quarter of 2021 which was included within general and administrative expenses on our condensed consolidated statements of earnings.
On September 1, 2021, we acquired the obligations under Enhanzed Re's 5.50% Subordinated Notes due 2031 which were issued in the aggregate amount of $70.0 million and have an $80.0 million ceiling, to Allianz, Enhanzed Re's minority shareholder. The 2031 Subordinated Notes were recorded at their determined fair value of $76.4 million as of the date of acquisition.
As of September 30, 2021, the amount of outstanding debt obligations that will become due in each of the next five years and thereafter was as follows: 2021, $0; 2022, $280.4 million; 2023, $0; 2024, $0; 2025, $0; and thereafter, $1.4 billion.
Credit and Deposit Facilities
We utilize unsecured and secured letters of credit ("LOCs") and a deposit facility to support certain of our (re)insurance performance obligations. We also utilize unsecured LOCs to support the regulatory capital requirements of certain of our subsidiaries.
Our credit and deposit facilities were as follows:

			Aggregate Amount Issued / Requested as Deposits / Face Amount
	Commitment	Additional Commitments Available (1)	September 30, 2021	December 31, 2020
$275.0 million Funds at Lloyd's LOC Facility (2)	$275,000	$75,000	$210,000	$210,000
$90.0 million Funds at Lloyd’s Deposit Facility (2)	90,000	10,000	90,000	—
$250.0 million LOC Facility	250,000	—	250,000	—
$100.0 million LOC Facility	100,000	—	100,000	—
$120.0 million LOC Facility	120,000	60,000	117,932	115,720
$800.0 million Syndicated LOC Facility (3)	800,000	—	565,642	587,122
$65.0 million LOC Facility	65,000	—	60,969	60,969
$100.0 million Bermuda LOC Facility (4)	100,000	—	100,000	100,000
£32.0 million United Kingdom LOC Facility (5)	£32,000	£—	$43,074	$43,692
(1) We may request additional commitments under the facility in an aggregate amount not to exceed this amount.
(2) The Funds at Lloyd's ("FAL") LOC and Deposit facilities will expire on December 31, 2022 and May 6, 2023, respectively. Under the FAL Deposit facility, a third-party lender deposits a requested market valuation amount of eligible securities into Lloyd’s on behalf of our Lloyd’s corporate member. As of September 30, 2021 and December 31, 2020, our combined FAL comprised cash and investments of $593.5 million (including $89.8 million provided under the FAL Deposit Facility) and $260.9 million, respectively, and unsecured LOCs of $210.0 million as of both dates.
(3) The December 31, 2020 aggregate amount of LOCs issued has been corrected from $424.1 million that was previously disclosed in our 2020 Annual Report on Form-K. This correction has no impact on our condensed consolidated financial statements and is not considered material to previously issued financial statements.
(4) The LOC issued under this facility qualifies as Eligible Capital for one of our Bermuda regulated subsidiaries.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(5) The LOC issued under this facility qualifies as Ancillary Own Funds capital for one of our U.K. regulated subsidiaries.
15. NONCONTROLLING INTERESTS
We have both redeemable noncontrolling interest ("RNCI") and noncontrolling interest ("NCI") on our condensed consolidated balance sheets. RNCI with redemption features that are not solely within our control are classified within temporary equity in the condensed consolidated balance sheets and carried at fair value. The change in fair value is recognized through retained earnings. In addition, we also have NCI, which is carried at book value, does not have redemption features and is classified within equity in the condensed consolidated balance sheets.
Redeemable Noncontrolling Interest
As of December 31, 2020, the RNCI comprised the ownership interests held by the Trident V Funds (39.3%) and the Dowling Funds (1.7%) in our subsidiary North Bay. As discussed in Note 4 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations," North Bay owned our investment in Northshore, the holding company that owns Atrium and Arden and SSHL, the holding company for the StarStone group, which includes StarStone International and which also owned StarStone U.S. prior to its sale to Core Specialty which was completed on November 30, 2020. Following the completion of the Exchange Transaction on January 1, 2021, there is no RNCI in respect of Northshore and the remaining RNCI as of September 30, 2021 relates only to StarStone International.
The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Balance at beginning of period	$177,449	$366,533	$365,436	$438,791
Distributions paid	—	—	(202,073)	—
Net earnings (losses) attributable to RNCI	3,793	20,997	17,979	(31,102)
Change in unrealized losses on AFS investments attributable to RNCI	(490)	1,220	(701)	7,593
Change in currency translation adjustments attributable to RNCI	665	(588)	1,506	(753)
Change in redemption value of RNCI	—	(11,431)	(730)	(38,059)
Cumulative effect of change in accounting principle attributable to RNCI	—	—	—	261
Balance at end of period	$181,417	$376,731	$181,417	$376,731
The decrease in RNCI for the nine months ended September 30, 2021 was primarily driven by the Atrium Exchange Transaction, which was completed on January 1, 2021, whereas the decrease in the nine months ended September 30, 2020 was primarily attributable to net losses related to StarStone during that period.
Refer to Note 20 - "Commitments and Contingencies" for additional information regarding RNCI.
Noncontrolling Interest
As of September 30, 2021 and December 31, 2020, we had $227.1 million and $13.6 million, respectively, of NCI primarily related to external interests in four of our subsidiaries, including Enhanzed Re. A reconciliation of the beginning and ending carrying amount of the equity attributable to NCI is included in the consolidated statement of changes in shareholder's equity.
16. SHAREHOLDERS' EQUITY
Voting and Non-Voting Ordinary Shares
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On July 15, 2021, we terminated the Repurchase Program. Prior to termination and pursuant to the Repurchase Program, during the three and nine months ended September 30, 2021, we repurchased 45,311 and 93,678 ordinary shares, at an average price of $236.46 and $236.42, respectively, and for an aggregate price of $10.7 million and $22.1 million, respectively.
On July 22, 2021, we repurchased 3,749,400 of our ordinary shares, comprising (a) 1,747,840 of our voting ordinary shares, (b) 1,496,321 of our Series C non-voting ordinary shares, and (c) 505,239 of our Series E non-voting ordinary shares, held by funds managed by Hillhouse Group, a related party, for a price of $234.52 per share, totaling $879.3 million in aggregate. The shares represented the Hillhouse funds' entire interest in Enstar, which constituted 16.9% of our total ordinary shares and 9.4% of our voting ordinary shares.
Warrants
Warrants to acquire 175,901 Series C Non-Voting Ordinary Shares for an exercise price of $115.00 per share were exercised on a non-cash basis during the nine months ended September 30, 2021, which resulted in a total of 89,590 Series C Non-Voting Ordinary Shares being issued in the period.
Dividends on Preferred Shares
During the three months ended September 30, 2021 and 2020, we declared and paid dividends on Series D Preferred Shares of $7.0 million and on Series E Preferred Shares of $1.9 million for both periods. During the nine months ended September 30, 2021 and 2020, we declared and paid dividends on Series D Preferred Shares of $21.0 million and on Series E Preferred Shares of $5.8 million for both periods.
Refer to Note 22 - "Subsequent Events" for additional information related to preferred share dividends declared subsequent to September 30, 2021.
Accumulated Other Comprehensive Income
The following table presents details about the tax effects allocated to each component of other comprehensive income (loss):

	Three Months Ended
	September 30,
	2021			2020
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains (losses) on fixed income available-for-sale investments arising during the year	$(26,497)	$787	$(25,710)	$21,198	$—	$21,198
Reclassification adjustment for change in allowance for credit losses recognized in net earnings	(2,482)	57	(2,425)	(2,379)	—	(2,379)
Reclassification adjustment for net realized (gains) losses included in net earnings	(2,211)	163	(2,048)	(9,488)	—	(9,488)
Change in currency translation adjustment	1,342	—	1,342	1,891	—	1,891
Other comprehensive income (loss)	$(29,848)	$1,007	$(28,841)	$11,222	$—	$11,222

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	September 30,
	2021			2020
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Unrealized gains (losses) on fixed income available-for-sale investments arising during the year	$(83,586)	$3,622	$(79,964)	$74,969	$—	$74,969
Reclassification adjustment for change in allowance for credit losses recognized in net earnings	4,655	(149)	4,506	71	—	71
Reclassification adjustment for net realized (gains) losses included in net earnings	(3,710)	539	(3,171)	(13,498)	—	(13,498)
Reclassification to earnings on disposal of subsidiary	586	(111)	475	—	—	—
Change in currency translation adjustment	2,361	—	2,361	—	—	—
Other comprehensive income (loss)	$(79,694)	$3,901	$(75,793)	$61,542	$—	$61,542
The following table presents details of amounts reclassified from accumulated other comprehensive income:

	Three Months Ended
Details about AOCI components	September 30, 2021	September 30, 2020	Affected Line Item in Statement where Net Earnings are presented
Unrealized gains on fixed income available-for-sale investments	4,693	11,333	Net realized and unrealized gains
	—	534	Net loss from discontinued operations
	4,693	11,867	Total before tax
	(220)	—	Income tax benefit
Total reclassifications for the period, net of tax	4,473	11,867

	Nine Months Ended
Details about AOCI components	September 30, 2021	September 30, 2020	Affected Line Item in Statement where Net Earnings are presented
Unrealized gains (losses) on fixed income available-for-sale investments	(1,531)	12,227	Net realized and unrealized gains
	—	1,200	Net loss from discontinued operations
	(1,531)	13,427	Total before tax
	(279)	—	Income tax benefit
Total reclassifications for the period, net of tax	(1,810)	13,427

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net earnings per ordinary share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Earnings (loss) per share attributable to Enstar ordinary shareholders:
Net earnings (loss) from continuing operations (1)	$(195,958)	$612,636	$364,565	$896,267
Net earnings from discontinued operations (2)	—	2,377	—	478
Net earnings (loss) attributable to Enstar ordinary shareholders:	$(195,958)	$615,013	$364,565	$896,745

Denominator:
Weighted-average ordinary shares outstanding — basic (3)	18,349,483	21,578,106	20,502,755	21,564,447
Effect of dilutive securities:
Share-based compensation plans (4)	198,885	143,581	210,226	180,437
Warrants (5)	—	57,042	80,659	54,743
Weighted-average ordinary shares outstanding — diluted	18,548,368	21,778,729	20,793,640	21,799,627

Earnings (loss) per share attributable to Enstar ordinary shareholders:
Basic:
Net earnings (loss) from continuing operations	$(10.68)	$28.39	$17.78	$41.56
Net earnings from discontinued operations	—	0.11	—	0.02
Net earnings (loss) per ordinary share	$(10.68)	$28.50	$17.78	$41.58
Diluted (6):
Net earnings (loss) from continuing operations	$(10.68)	$28.13	$17.53	$41.12
Net earnings from discontinued operations	—	0.11	—	0.02
Net earnings (loss) per ordinary share	$(10.68)	$28.24	$17.53	$41.14
(1) Net earnings (loss) from continuing operations attributable to Enstar ordinary shareholders equals net earnings (loss) from continuing operations, plus net loss (earnings) from continuing operations attributable to noncontrolling interest, less dividends on preferred shares.
(2) Net earnings from discontinued operations attributable to Enstar ordinary shareholders equals net earnings from discontinued operations, net of income tax benefit (expense), plus net earnings from discontinued operations attributable to noncontrolling interest; refer to Note 4 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations" for a breakdown by period.
(3) Weighted-average ordinary shares for basic earnings per share includes ordinary shares (voting and non-voting) but excludes ordinary shares held in the Enstar Group Limited Employee Benefit Trust (the "EB Trust") in respect of Joint Share Ownership Plan ("JSOP") awards.
(4) Share-based dilutive securities include restricted shares, restricted share units, and performance share units. Certain share-based compensation awards, including the ordinary shares held in the EB Trust in respect of JSOP awards, were excluded from the calculation for the three and nine months ended September 30, 2021 and 2020 because they were anti-dilutive.
(5) Warrants to acquire 175,901 Series C Non-Voting Ordinary Shares for an exercise price of $115.00 per share were exercised on a non-cash basis during the nine months ended September 30, 2021, which resulted in a total of 89,590 Series C Non-Voting Ordinary Shares being issued in the period. As of September 30, 2021, there were no warrants outstanding following the exercise described. The warrants presented in the table above are a weighted-average of the warrants outstanding for the period.
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
Interim Tax Expense
The effective tax rates on income for the three months ended September 30, 2021 and 2020 were (5.5)% and 2.1%, respectively, and for the nine months ended September 30, 2021 and 2020 were 3.2% and 2.8%, respectively. The effective tax rate on income differs from the statutory rate of 0% due to tax on foreign operations, primarily the U.S. and the U.K.
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
Assessment of Valuation Allowance on Deferred Tax Assets
We have estimated the future taxable income of our foreign subsidiaries and have provided a valuation allowance in respect of loss carryforwards where we do not expect to realize a tax benefit. We have considered all available evidence using a "more likely than not" standard in determining the amount of the valuation allowance. During the three and nine months ended September 30, 2021, we have maintained a valuation allowance for deferred tax assets which management does not believe meet the "more likely than not" criteria.
Unrecognized Tax Benefits
There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020.
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
19. RELATED PARTY TRANSACTIONS
Stone Point Capital LLC
As of September 30, 2021, investment funds managed by Stone Point Capital LLC ("Stone Point") own 1,635,986 of our Voting Ordinary Shares, which constitutes 9.7% of our outstanding Voting Ordinary Shares. James D. Carey, a managing director of Stone Point, is a member of our Board of Directors.
As of September 30, 2021, investment funds managed by Stone Point have a 39.3% interest in our subsidiary, StarStone Specialty Holdings Limited ("SSHL"). SSHL owns StarStone International. As of September 30, 2021, such investment funds own 76.3% of Northshore, the holding company that owns Atrium and Arden. Additional information relating to our remaining interest in Northshore is set forth under the heading "Northshore" below. As of September 30, 2021 and December 31, 2020, the RNCI on our balance sheet relating to these co-investment transactions was $173.9 million and $350.2 million, respectively.
On November 30, 2020, we completed the sale and recapitalization of StarStone U.S. to Core Specialty in a transaction described in Note 4 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations".
On January 1, 2021, we exchanged a portion of our indirect interest in Northshore, the holding company that owns Atrium and Arden, for all of the Trident V Funds’ indirect interest in StarStone U.S. (the “Exchange Transaction”), which is described in Note 4 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations".
We have made various investments in funds and separate accounts managed by Stone Point or affiliates of Stone Point, and we have also made direct investments in entities affiliated with Stone Point. Where we have made an investment in a fund, the manager of such fund generally charges certain fees to the fund, which are deducted from the net asset value.
We also have certain co-investments alongside Stone Point and its affiliates, including our investments in AmTrust and Northshore, which are described below, and Mitchell TopCo Holdings, the parent company of Mitchell International ("Mitchell"), and Genex Services in which we have invested $25.0 million. Mitchell provides third-party outsourcing managed care services to one of our subsidiaries in the ordinary course of its business.
The following table presents the amounts included in our condensed consolidated balance sheet related to our related party transactions with Stone Point and its affiliated entities:

	September 30, 2021	December 31, 2020
Short-term investments, AFS, at fair value	$—	$878
Fixed maturities, trading, at fair value	128,622	196,086
Fixed maturities, AFS, at fair value	314,971	227,397
Equities, at fair value	144,776	103,914
Other investments, at fair value:
Hedge funds	—	19,844
Fixed income funds	232,837	210,017
Private equity funds	56,393	37,262
CLO equities	35,720	38,658
CLO equity funds	199,215	166,523
Private Debt	19,401	27,016
Real estate fund	30,932	27,278
Total investments	1,162,867	1,054,873
Cash and cash equivalents	27,461	23,933
Other assets	1,590	403

Other liabilities	2,435	745
Net investment	$1,189,483	$1,078,464

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of September 30, 2021, we had unfunded commitments of $200.7 million to other investments, $34.5 million to privately held equity and $10.5 million to fixed maturity investments managed by Stone Point or its affiliated entities.
The following table presents the amounts included in net earnings related to our transactions with Stone Point and its affiliated entities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net investment income	$3,823	$2,312	$8,701	$11,189
Net realized and unrealized gains (losses)	22,795	35,925	70,027	(36,862)
Total net earnings (losses)	$26,618	$38,237	$78,728	$(25,673)
Hillhouse
On July 22, 2021, we repurchased 3,749,400 of our ordinary shares held by funds managed by Hillhouse Group (defined below) for a price of $234.52 per share, totaling $879.3 million in aggregate. The shares represented the Hillhouse funds' entire equity interest in Enstar, which constituted 16.9% of our total ordinary shares and 9.4% of our voting ordinary shares. As a result, the Hillhouse Group ceased to be a related party on the same date.
During the first quarter of 2021, Hillhouse Group exercised warrants on a non-cash basis to acquire 175,901 Series C Non-Voting Ordinary Shares for an exercise price of $115.00 per share, which resulted in a total of 89,590 Series C Non-Voting Ordinary Shares being issued to Hillhouse Group in the period.
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
AnglePoint Cayman previously received sub-advisory services with respect to the InRe Fund from its affiliate, AnglePoint HK, an investment advisory company licensed by the Securities and Futures Commission in Hong Kong. Pursuant to the TRA, we acquired an option to buy AnglePoint HK, which we also had the right to assign to a third-party. On April 1, 2021, we entered into a Designation Agreement with Jie Liu (the "Designation Agreement"), pursuant to which we designated Mr. Liu, an AnglePoint HK partner, as the purchaser of AnglePoint HK, and he acquired the company from an affiliate of Hillhouse Group on the same day. AnglePoint Cayman simultaneously assigned its investment management agreement with the InRe Fund to AnglePoint HK. The Designation Agreement required us and AnglePoint HK to amend the InRe Fund investment management agreement and limited partnership agreement to incorporate a revised fee structure for AnglePoint HK and certain other agreed changes.
The InRe Fund qualifies as a variable interest entity and was consolidated effective April 1, 2021.
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On September 1, 2021, we completed the purchase of the Hillhouse Group's entire 27.7% interest in Enhanzed Re for a purchase price of $217.1 million. Following the completion of the transaction, our equity interest in Enhanzed Re increased from 47.4% to 75.1%, resulting in the consolidation of Enhanzed Re, which was previously accounted for as an equity method investment. On the same date, we assumed the Hillhouse Group's remaining outstanding capital commitment to Enhanzed Re of $40.2 million.
As of December 31, 2020, Enhanzed Re was an equity method investee and had investments in a fund managed by AnglePoint Cayman, as set forth in the table below. Our condensed consolidated balance sheet included the following balances related to transactions with Hillhouse Group and its affiliates (as applicable):

December 31, 2020
Investments in funds managed by AnglePoint Cayman, held by Enhanzed Re	$851,435
Our ownership percentage of Enhanzed Re	47.4%
Our share of Enhanzed Re's investment in funds managed by AnglePoint Cayman held by Enhanzed Re (through our equity method investment ownership)	$403,580

Investment in other funds managed by Hillhouse Group and its affiliates:
InRe Fund (1)	$2,365,158
Other funds	369,508
$2,734,666
(1) Effective April 1, 2021, AnglePoint HK assumed the role of manager of the InRe Fund as described above refer to AnglePoint HK disclosures below.
During the second quarter of 2021, Enhanzed Re redeemed $902.2 million of its investments in funds managed by AnglePoint Cayman.
The following table presents the amounts included in net earnings related to our related party transactions with Hillhouse Group and its affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
InRe Fund (1) (2)	$—	$309,203	$76,607	$629,399
Other Funds	—	37,860	20,871	73,244
Net realized and unrealized gains	$—	$347,063	$97,478	$702,643
(1) Effective April 1, 2021, AnglePoint HK assumed the role of manager of the InRe Fund as described above; refer to AnglePoint HK disclosures below.
(2) The nine months ended September 30, 2021 includes the impact of a deduction of $100.0 million from amounts due to affiliates of Hillhouse Group from the InRe Fund, which had the effect of increasing our NAV in the InRe Fund on February 21, 2021.
AnglePoint HK
As of September 30, 2021, the carrying value (i.e., the net asset value) of our direct investment in the InRe Fund and another fund, which is managed by AnglePoint HK (defined and discussed above), was $447.7 million and $10.2 million, respectively.
On April 1, 2021, we entered into a Designation Agreement with Jie Liu (the "Designation Agreement"), pursuant to which we designated Mr. Liu, an AnglePoint HK partner, as the purchaser of AnglePoint HK, and he acquired the company from an affiliate of Hillhouse Group on the same day. AnglePoint Cayman simultaneously assigned its investment management agreement with the InRe Fund to AnglePoint HK. Pursuant to the Designation Agreement, we entered into amendments to the investment management agreement and limited partnership agreement with AnglePoint HK that provided that AnglePoint HK's fees for managing the InRe Fund would consist of a reimbursement of AnglePoint HK's reasonable operating expenses, plus a performance fee equal to 10% of our return on investment in the InRe Fund. For calendar year 2021, there is also a minimum performance fee payable to AnglePoint HK of $10.0 million. As described in Note 22 - "Subsequent Events," we terminated the AnglePoint HK investment management agreement with the InRe Fund on October 15, 2021.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents the amounts included in net earnings related to our related party transactions with AnglePoint HK (as applicable):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
InRe Fund	$13,217	$(6,954)
Other Fund	—	—
Net investment income (expenses) (1)	13,217	(6,954)
InRe Fund	(285,206)	(68,476)
Other Fund	240	240
Net realized and unrealized losses	(284,966)	(68,236)
	$(271,749)	$(75,190)
(1) The InRe Fund net investment expenses primarily include management and performance fee accruals which were previously included in the change in NAV and included within net realized and unrealized gains prior to consolidation of the fund.
Northshore
Following the completion of the Exchange Transaction with the Stone Point managed Trident V Funds on January 1, 2021 as described in Note 4 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations", our equity interest in Northshore, the holding company that owns Atrium and Arden, was reduced to 13.8% from 54.1% while the Trident V Funds' total equity interest in Northshore increased from 36.0% to 76.3%. We have accounted for our residual equity interest in Northshore as an investment in a privately held equity security at fair value. The carrying value of our investment in Northshore was $35.0 million as of September 30, 2021.
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
Our condensed consolidated balance sheet included the following balances between us and Arden:

September 30, 2021
Balances under LPT Retrocession Agreement:
Premiums Receivable	$12,881
Loss and loss adjustment expenses	12,578
Other liabilities	256
Our condensed consolidated statement of earnings included the following amounts between us and Arden:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
Transactions under LPT Retrocession Agreement:
Net incurred losses and LAE	$20	$366
Interest expense	20	(63)
Total net earnings	$40	$303
Furthermore, as described in Note 4 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations", through our wholly-owned subsidiary SGL No.1, a Lloyd’s corporate member, we provided 25% of the underwriting capacity on the 2017 to 2020 underwriting years of Atrium's Syndicate 609 at Lloyd’s. Effective January 1, 2021,

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and in conjunction with the completion of the Exchange Transaction, SGL No.1 ceased its provision of underwriting capacity on Syndicate 609. Accordingly, the 2020 underwriting year was the last underwriting year that SGL No. 1 participated in with respect to the Atrium business. We will continue to report SGL No. 1's 25% gross share of the 2020 and prior underwriting years of Syndicate 609 until the 2020 underwriting year completes an RITC into a successor year, which will be no earlier than December 31, 2022.

December 31, 2020
Distributions of SGL No.1 Share of Syndicate 609 results	$19,115
Due to Arden under reinsurance agreement	(7,965)
Due to Atrium 5 limited under capacity lease agreement	(11,150)
Net balances with Northshore Group	$—
There is no net retention for Enstar on Atrium's 2020 and prior underwriting years as the business was contractually transferred to the Atrium entities that were divested in the Exchange Transaction. Effective January 1, 2021, all balances that SGL No. 1 has with Atrium and Arden are no longer eliminated in our condensed consolidated financial statements.
Our condensed consolidated balance sheet includes the following balances related to our participation in Atrium's Syndicate 609 through our wholly-owned subsidiary SGL No. 1. The balances are disclosed on a gross basis and therefore include the reinsurance balances recoverable from Arden under a quota share reinsurance agreement as well as the net results arising from our participation which is payable by SGL No. 1 to Atrium under a capacity lease tenancy agreement as described further below:

September 30, 2021
Balances under quota share agreement
Fixed maturities, trading, at fair value	$187,102
Fixed maturities, available-for-sale, at fair value	944
Other investments, at fair value	13,919
Cash and cash equivalents	23,303
Restricted cash and cash equivalents	5,975
Premiums receivable	6,741
Reinsurance balances recoverable on paid and unpaid losses	71,023
Funds held by reinsured companies	36,912
Other assets	1,817
Losses and loss adjustment expenses	233,739
Insurance and reinsurance balances payable	74,626
Other liabilities	28,035

Balances under lease capacity agreement
Other liabilities	$12,023

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our condensed consolidated statement of earnings included the following amounts related to our participation in Atrium's Syndicate 609 through our wholly-owned subsidiary SGL No. 1. These amounts reflect the impact of cessions by SGL No. 1 to Arden under a quota share reinsurance agreement with the net results arising from our participation being payable by SGL No. 1 to Atrium under a capacity lease tenancy agreement as described further below:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
Transactions under quota share agreement
Net premiums earned	$12,714	$49,994
Net investment income	295	1,341
Net realized and unrealized losses	(527)	(1,626)
Other expense	(4,093)	(2,811)
Net incurred losses and loss adjustment expenses	(5,498)	(20,257)
Acquisition costs	(2,894)	(12,793)
General and administrative expenses	(2,061)	(5,563)

Transactions under lease capacity agreement
Other income (expense)	$2,064	$(8,285)
Total net earnings	$—	$—
As discussed above, Enstar does not retain any of the economics related to its participation in Atrium's 2020 and prior underwriting years through its wholly-owned subsidiary SGL No. 1 since this business is contractually transferred to the Atrium entities that were divested in the Exchange Transaction, through a quota share reinsurance agreement with Arden covering 65% of the business written by Atrium's Syndicate 609 and a capacity lease tenancy agreement covering the net results arising from the residual business written but not covered by the 65% quota share reinsurance agreement with Arden.
Monument Re
On July 27, 2021, we entered into a subscription agreement with Monument Insurance Group Limited ("Monument Re") with the other common shareholders to subscribe to a newly issued class of Monument Re preferred stock. As part of this agreement, our existing classes of preferred shares in Monument Re (including any accrued unpaid dividends thereon) will be exchanged for the new class of preferred shares. In connection with the transaction we will continue to own 20.0% of the common shares of Monument Re and 13.2% of the new class of preferred shares upon closing on a committed capital basis. The subscription agreement is subject to customary closing conditions including regulatory approvals and amending the existing shareholders’ agreement and bye-laws of Monument Re. A fund managed by Stone Point Capital has agreed to acquire 11.4% of the new class of preferred shares. The transaction is expected to close before the end of the first quarter of 2022.
Our investment in the common and preferred shares of Monument Re, which is included in equity method investments on our condensed consolidated balance sheet, as of September 30, 2021 and December 31, 2020 was $202.1 million and $193.7 million, respectively.
During the three months ended September 30, 2021 and 2020 our share of net earnings on our investment in Monument Re was $2.6 million and $65.2 million, respectively. During the nine months ended September 30, 2021 and 2020 our share of net earnings on our investment in Monument Re was $19.3 million and $63.7 million, respectively.
One of our representatives serves on Monument Re's board of directors. During the three and nine months ended September 30, 2021 and 2020 we received director fees from Monument of $0 and less than $0.1 million, respectively, and $0.1 million and $0.1 million, respectively.
AmTrust
We own 8.4% of the equity interest in Evergreen Parent L.P. ("Evergreen") and Trident Pine Acquisition LP ("Trident Pine") owns 21.8%. Evergreen owns all of the equity interest in AmTrust Financial Services, Inc. (“AmTrust"). Trident Pine is an entity owned by private equity funds managed by Stone Point.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our indirect investment in the shares of AmTrust, carried in equities on our condensed consolidated balance sheet, as of September 30, 2021 and December 31, 2020 was $225.9 million and $230.3 million, respectively.
The following table presents the amounts included in net earnings related to our related party transactions with AmTrust (excluding withholding taxes):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net investment income	$1,516	$—	$4,502	$4,367
Net realized and unrealized gains (losses)	(1,515)	45	(4,460)	3,854
Total net earnings	$1	$45	$42	$8,221
Citco
As of September 30, 2021 and December 31, 2020, we owned 31.9% of the common shares in HH CTCO Holdings Limited, which in turn owns 15.4% of the convertible preferred shares, amounting to a 6.2% interest in the total equity of Citco III Limited ("Citco"). Pursuant to an investment agreement and in consideration for participation therein, a related party of Hillhouse Group provided us with investment support. As of September 30, 2021 and December 31, 2020, Trident owned 3.4% interest in Citco. Mr. Carey currently serves as an observer to the board of directors of Citco in connection with Trident's investment therein.
Our indirect investment in the shares of Citco, which is included in equity method investments on our condensed consolidated balance sheet, as of September 30, 2021 and December 31, 2020 was $54.4 million and $53.0 million, respectively.
During the three months ended September 30, 2021 and 2020 our share of net earnings on our indirect investment in Citco was $0.5 million and $0.4 million, respectively. During the nine months ended September 30, 2021 and 2020 our share of net earnings on our indirect investment in Citco was $1.9 million and $0.7 million, respectively.
Enhanzed Re
Enhanzed Re was a joint venture between Enstar, Allianz SE ("Allianz") and Hillhouse Group that was capitalized in December 2018. Enhanzed Re is a Bermuda-based Class 4 and Class E reinsurer that reinsures life, non-life run-off, and property and casualty insurance business, initially sourced from Allianz and Enstar. Enstar, Allianz and Hillhouse Group have made initial equity investment commitments in the aggregate of $470.0 million to Enhanzed Re.
On September 1, 2021, we completed the purchase of the Hillhouse Group's entire 27.7% interest in Enhanzed Re for a purchase price of $217.1 million and assumed its remaining outstanding capital commitment to Enhanzed Re of $40.2 million. Following the completion of the transaction, our equity interests in Enhanzed Re increased from 47.4% to 75.1% with Allianz continuing to own the remaining 24.9%. Upon closing, we consolidated Enhanzed Re (previously accounted for as an equity method investment) and as a result, it ceased to be a related party on the same date.
Enstar acts as the (re)insurance manager for Enhanzed Re, and an affiliate of Allianz provides investment management services to Enhanzed Re.
Our investment in the common shares of Enhanzed Re, which was included in equity method investments on our condensed consolidated balance sheet, as of December 31, 2020 was $330.3 million.
During the three months ended September 30, 2021 and 2020 our share of net earnings (loss) on our investment in Enhanzed Re was $(22.1) million and $82.8 million, respectively. During the nine months ended September 30, 2021 and 2020 our share of net earnings on our investment in Enhanzed Re was $81.6 million and $88.7 million, respectively.
We have ceded 10% of the 2019 Zurich transaction, the 2020 AXA Group transaction and the 2021 Liberty Mutual, CNA transactions and AXA Group, which are described in Note 3 - "Significant New Business," to Enhanzed Re on the same terms and conditions as those received by Enstar.
During the fourth quarter of 2020, one of our UK-based run-off subsidiaries entered into a 50% Quota Share reinsurance agreement with Enhanzed Re. The reinsurance is on a funds held basis with fixed crediting rates.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our condensed consolidated balance sheet included the following balances between us and Enhanzed Re:

December 31, 2020
Balances under ceding quota share:
Reinsurance balances recoverable	$208,379
Funds held	193,981
Insurance balances payables	1,276

Other assets	730
Our condensed consolidated statement of earnings included the following amounts between us and Enhanzed Re:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Amounts under ceding quota share:
Ceded premium earned	$(333)	$—	$(1,974)	$—
Fees and commission income	90	393	323	393
Net investment expense	(1,565)	(819)	(4,002)	(819)
Net realized and unrealized gains (losses)	167	(679)	299	(679)
Other income	412	2,881	1,874	—
Net incurred losses and LAE	(1,090)	(1)	(36)	(14)
Acquisition costs	638	(46)	1,011	(23)
Total net earnings (loss)	$(1,681)	$1,729	$(2,505)	$(1,142)

Change in unrealized gains (losses) on AFS investments	1,913	(2,239)	625	(2,239)
Core Specialty
Following the sale and recapitalization of StarStone U.S. as described in Note 4 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations," our investment in the common shares of Core Specialty, which is included in equity method investments on our condensed consolidated balance sheet, was $229.2 million as of September 30, 2021 (December 31, 2020: $235.0 million). As a result of the completion of the Exchange Transaction on January 1, 2021, as discussed in Note 4 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations", as well as in Note 15 - "Noncontrolling Interests", our investment in Core Specialty was reduced by $4.0 million as of September 30, 2021. During the three and nine months ended September 30, 2021 our share of net earnings (loss) on our investment in Core Specialty was $4.9 million and $(1.8) million, respectively. We account for our equity method investment in Core Specialty on a one quarter lag.
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
In addition, concurrent with the sale of StarStone U.S. to Core Specialty, one of our wholly-owned subsidiaries entered into a TSA with Core Specialty through which our subsidiary and Core Specialty agreed to provide certain transitional services to each other relating to the StarStone U.S. businesses for a specified period of time.
On completion of the sale and recapitalization of StarStone U.S. on November 30, 2020, we received $235.0 million of Core Specialty shares and $51.5 million of cash. Subsequently, the cash component of the consideration was determined to be $47.0 million with the surplus cash received of $4.5 million being repaid to Core Specialty during the nine months ended September 30, 2021.

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
Our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 included the following balances between us and Core Specialty:

	September 30, 2021	December 31, 2020
Balances under assuming quota share, LPT and ADC reinsurances:
Funds held by reinsured companies	$45,370	$58,086
Other assets	8,345	38,846
Premiums receivable	51	—
Reinsurance balances recoverable on paid and unpaid losses	476	—
Losses and loss adjustment expenses	590,228	682,637
Insurance and reinsurance balances payable	11,005	24,806
Other liabilities	101	5,003

Balances under ceding reinsurances:
Reinsurance balances recoverable on paid and unpaid losses	1,691	1,736

Balances under service agreements:
Other assets	6,141	6,727
Other liabilities	53	328

Balances under sale and recapitalization agreement:
Other liabilities	—	4,512
Our consolidated statement of earnings included the following amounts between us and Core Specialty:

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Transactions under assuming quota share, LPT and ADC reinsurances:
Net premiums earned	$4,595	$7,530
Net incurred losses and loss adjustment expenses	(12,001)	(2,780)
Acquisition costs	(951)	2,266
Net investment expense	(121)	—
Other income	185	170

Transactions under service agreements:
Fees and commission income	3,016	10,515

Transactions under sale and recapitalization agreement:
Other Income	—	567
Interest expense	—	(15)

Total net earnings (loss)	$(5,277)	$18,253
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
We are also subject to credit risk in relation to funds held by reinsured companies and funds held - directly managed. Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds may be placed into trust or subject to other security arrangements. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us. As of September 30, 2021, we had a significant funds held concentration of $3.3 billion (December 31, 2020: $955.0 million) and $1.2 billion (December 31, 2020: $182.4 million) to reinsured companies with financial strength credit ratings of A+ from A.M. Best and AA from S&P, and A+ from A.M. Best and AA- from S&P, respectively.
We limit the amount of credit exposure to any one counterparty, and none of our counterparty credit exposures, excluding U.S. government instruments and the counterparties noted above, exceeded 10% of shareholders’ equity as of September 30, 2021. Our credit exposure to the U.S. government was $1.3 billion as of September 30, 2021 (December 31, 2020: $1.4 billion).
For additional information relating to credit risk for the InRe Fund, refer to Note 12 - "Variable Interest Entities."
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
Unfunded Investment Commitments
As of September 30, 2021, we had unfunded commitments of $1.5 billion to other investments, $44.7 million to privately held equity, $10.5 million to fixed maturity investments and $108.9 million to our majority owned subsidiary Enhanzed Re.
Guarantees
As of September 30, 2021 and December 31, 2020, parental guarantees and capital instruments supporting subsidiaries' (re)insurance obligations were $2.1 billion and $1.7 billion, respectively. We also guarantee the Junior Subordinated Notes, which are described in Note 14 - "Debt Obligations and Credit Facilities."
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
21. SEGMENT INFORMATION
Effective January 1, 2021, we revised our segment structure to align with how our chief operating decision maker ("CODM"), who was determined to be our Chief Executive Officer, views our business, assesses performance and allocates resources to our business components. Following the acquisition of Enhanzed Re on September 1, 2021, our business is organized into four reportable segments:
(i) Run-off: consists of our acquired property and casualty and other (re)insurance business and StarStone International (from January 1, 2021) following our decision to place it into an orderly run-off. This segment also includes our consulting and management business, which manages the run-off portfolios of third parties through our service companies. Our primary objective with respect to the Run-off segment is to generate reserve/claims savings over time by settling claims in a timely, cost efficient manner using our claims management expertise, including settling claims for lower than outstanding ultimate loss estimates and implementation of reinsurance and commutation strategies;
(ii) Enhanzed Re: consists of life and catastrophe business that we have assumed via the acquisition of the controlling interest in Enhanzed Re. Our primary objective of the Enhanzed Re segment is to reinsure products that focus on longevity and investment risks. We seek to deliver returns by taking advantage of our composite capital structure and product expertise;
(iii) Investments: consists of our investment activities and the performance of our investment portfolio, excluding those investable assets attributable to our Legacy Underwriting segment. Our primary objective of the Investments segment is to obtain the highest possible risk and capital adjusted returns while maintaining prudent diversification of assets and operating within the constraints of a global regulated (re)insurance company. We additionally consider the liquidity requirements and duration of our claims, policyholder benefits and contract liabilities; and
(iv) Legacy Underwriting: consists of businesses that we have either, in the case of Atrium, exited via the sale of the majority of our interest in or, in the case of StarStone International (included in the Legacy Underwriting Segment through December 31, 2020), placed into run-off. Prior to January 1, 2021, this segment comprised SGL No. 1's 25% net share of Atrium's Syndicate 609 business at Lloyd's and StarStone International (through December 31, 2020). From January 1, 2021, this segment comprises SGL No.1's 25% gross share of the 2020 and prior underwriting years of Atrium's Syndicate 609 at Lloyd's, offset by the contractual transfer of the results of that business to the Atrium entities that were divested in the Exchange Transaction. There is no net retention for Enstar on Atrium's 2020 and prior underwriting years. For further information on the Exchange Transaction and the StarStone International Run-off, refer to Note 4 - "Divestitures, Held-for-Sale Businesses and Discontinued Operations."
In addition, our corporate and other activities, which do not qualify as an operating segment, includes income and expense items that are not directly attributable to our reportable segments. These include, (a) holding company income and expenses, (b) the amortization of deferred charge assets and deferred gain liabilities on retroactive reinsurance contracts, (c) the amortization of fair value adjustments associated with the acquisition of companies, (d) changes in the fair value of assets and liabilities related to our assumed retroactive reinsurance contracts for which we have elected the fair value option, (e) corporate expenses not allocated to our reportable segments, (f) debt servicing costs, (g) net foreign exchange (gains) losses, (h) gains (losses) arising on the purchases and sales of subsidiaries (if any), (i) income tax benefit (expense), (j) net earnings (losses) from discontinued operations, net of income tax (if any), (k) net (earnings) loss attributable to noncontrolling interest, and (l) preferred share dividends.
Items (b), (c) and (d) highlighted above are included within corporate and other activities since the CODM evaluates the performance of the Run-off and Legacy Underwriting segments without consideration of these amounts. Refer to "(p) Acquisitions, Goodwill and Intangible Assets" and "(q) Retroactive Reinsurance" within Note 2 - "Significant Accounting Policies" to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 for further information.
Our assets are reviewed on a consolidated basis by management for decision making purposes since they support business operations across all of our four reportable segments as well as our corporate & other activities. We do not allocate assets to our reportable segments with the exception of reinsurance balances recoverable on paid and unpaid losses and goodwill that are directly attributable to our reportable segments.
Expenses that are directly attributable to our four reportable segments are disclosed under those segments while non-direct expenses, as well as costs related to shared services that are not directly attributable to our

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reportable segments, are allocated to our reportable segments as well as to our corporate and other activities, on the basis of the actual or proportion of benefit derived from the services provided.
Following the re-organization of our reportable segments during the first quarter of 2021 as detailed above, we restated the prior period comparatives to conform to the current period presentation.
The following tables set forth selected and condensed consolidated statement of earnings results by segment and for our corporate and other activities:

	Three Months Ended
	September 30, 2021
	Run-off	Enhanzed Re (1)	Investments (1)	Legacy Underwriting	Corporate & Other (2)	Total
INCOME
Net premiums earned	$38,880	$—	$—	$12,714	$—	$51,594
Fees and commission income	6,653	—	—	—	—	6,653
Net investment income	—	—	92,430	295	—	92,725
Net realized and unrealized losses	—	—	(272,738)	(527)	—	(273,265)
Other income (expense)	5,979	—	—	(2,029)	1,328	5,278
Net gain on purchase and sales of subsidiaries	—	—	—	—	46,688	46,688
	51,512	—	(180,308)	10,453	48,016	(70,327)
EXPENSES
Net incurred losses and loss adjustment expenses	(50,140)	—	—	5,498	17,931	(26,711)
Acquisition costs	8,053	—	—	2,894	—	10,947
General and administrative expenses	47,062	—	8,786	2,061	35,590	93,499
	4,975	—	8,786	10,453	53,521	77,735
EARNINGS (LOSS) BEFORE INTEREST EXPENSE, FOREIGN EXCHANGE AND INCOME TAXES	46,537	—	(189,094)	—	(5,505)	(148,062)
Loss from equity method investments	—	—	(14,147)	—	—	(14,147)
SEGMENT INCOME (LOSS)	$46,537	$—	$(203,241)	$—	(5,505)	(162,209)
Interest expense					(18,158)	(18,158)
Net foreign exchange gains					2,584	2,584
Income tax expense					(9,839)	(9,839)
NET LOSS						(187,622)
Net loss attributable to noncontrolling interest					589	589
NET LOSS ATTRIBUTABLE TO ENSTAR						(187,033)
Dividends on preferred shares					(8,925)	(8,925)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS					$(39,254)	$(195,958)
(1) On September 1, 2021, we acquired control of Enhanzed Re through a step acquisition. Prior to that date, the results of Enhanzed Re were recorded in earnings from equity method investments within the Investments segment. As we record Enhanzed Re's results on a one quarter lag, there are no Enhanzed Re operating results to report for this quarter.
(2) Other income (expense) for corporate and other activities includes the amortization of fair value adjustments associated with the acquisition of DCo and Morse TEC. Net incurred losses and loss adjustment expenses for corporate and other activities includes the amortization of deferred charge assets and deferred gain liabilities on retroactive reinsurance contracts and fair value adjustments associated with the acquisition of companies and the changes in the fair value of liabilities related to our assumed retroactive reinsurance agreements for which we have elected the fair value option.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	September 30, 2020
	Run-off	Investments	Legacy Underwriting	Corporate & Other (1)	Total
INCOME
Net premiums earned	$17,476	$—	$144,248	$—	$161,724
Fees and commission income	3,637	—	7,150	—	10,787
Net investment income	—	64,054	8,076	—	72,130
Net realized and unrealized gains	—	486,671	13,334	—	500,005
Other income (expense)	55,659	—	171	(7,426)	48,404
	76,772	550,725	172,979	(7,426)	793,050
EXPENSES
Net incurred losses and loss adjustment expenses	(1,976)	—	75,874	35,788	109,686
Acquisition costs	2,730	—	34,978	—	37,708
General and administrative expenses	42,173	7,549	32,669	33,437	115,828
	42,927	7,549	143,521	69,225	263,222
EARNINGS (LOSS) BEFORE INTEREST EXPENSE, FOREIGN EXCHANGE AND INCOME TAXES	33,845	543,176	29,458	(76,651)	529,828
Earnings from equity method investments	—	149,065	—	—	149,065
SEGMENT INCOME (LOSS)	$33,845	$692,241	$29,458	(76,651)	678,893
Interest expense				(15,003)	(15,003)
Net foreign exchange losses				(8,156)	(8,156)
Income tax expense				(13,915)	(13,915)
NET EARNINGS FROM CONTINUING OPERATIONS					641,819
Net earnings from discontinued operations, net of income taxes				4,031	4,031
NET EARNINGS					645,850
Net earnings attributable to noncontrolling interest				(21,912)	(21,912)
NET EARNINGS ATTRIBUTABLE TO ENSTAR					623,938
Dividends on preferred shares				(8,925)	(8,925)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS				$(140,531)	$615,013
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	September 30, 2021
	Run-off	Enhanzed Re (1)	Investments (1)	Legacy Underwriting	Corporate & Other (2)	Total
INCOME
Net premiums earned	$154,120	$—	$—	$49,994	$—	$204,114
Fees and commission income	24,525	—	—	—	—	24,525
Net investment income	—	—	229,620	1,341	—	230,961
Net realized and unrealized gains (losses)	—	—	112,793	(1,626)	—	111,167
Other income (expense)	23,490	—	—	(11,096)	(9,924)	2,470
Net gain on purchase and sales of subsidiaries	—	—	—	—	61,582	61,582
	202,135	—	342,413	38,613	51,658	634,819
EXPENSES
Net incurred losses and loss adjustment expenses	(62,512)	—	—	20,257	(659)	(42,914)
Acquisition costs	37,124	—	—	12,793	—	49,917
General and administrative expenses	138,791	—	24,629	5,563	100,233	269,216
	113,403	—	24,629	38,613	99,574	276,219
EARNINGS (LOSS) BEFORE INTEREST EXPENSE, FOREIGN EXCHANGE AND INCOME TAXES	88,732	—	317,784	—	(47,916)	358,600
Earnings from equity method investments	—	—	100,825	—	—	100,825
SEGMENT INCOME (LOSS)	$88,732	$—	$418,609	$—	(47,916)	459,425
Interest expense					(50,638)	(50,638)
Net foreign exchange gains					9,089	9,089
Income tax expense					(13,279)	(13,279)
NET EARNINGS						404,597
Net earnings attributable to noncontrolling interest					(13,257)	(13,257)
NET EARNINGS ATTRIBUTABLE TO ENSTAR						391,340
Dividends on preferred shares					(26,775)	(26,775)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS					$(142,776)	$364,565
(1) On September 1, 2021, we acquired control of Enhanzed Re through a step acquisition. Prior to that date, the results of Enhanzed Re were recorded in earnings from equity method investments within the Investments segment. As we record Enhanzed Re's results on a one quarter lag, there are no Enhanzed Re operating results to report this period.
(2) Other income (expense) for corporate and other activities includes the amortization of fair value adjustments associated with the acquisition of DCo and Morse TEC. Net incurred losses and loss adjustment expenses for corporate and other activities includes the amortization of deferred charge assets and deferred gain liabilities on retroactive reinsurance contracts and fair value adjustments associated with the acquisition of companies and the changes in the fair value of liabilities related to our assumed retroactive reinsurance agreements for which we have elected the fair value option.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	September 30, 2020
	Run-off	Investments	Legacy Underwriting	Corporate & Other (1)	Total
INCOME
Net premiums earned	$44,023	$—	$419,923	$—	$463,946
Fees and commission income	12,588	—	15,737	—	28,325
Net investment income	—	215,280	26,007	—	241,287
Net realized and unrealized gains	—	838,483	69	—	838,552
Other income (expense)	84,321	—	321	(16,881)	67,761
	140,932	1,053,763	462,057	(16,881)	1,639,871
EXPENSES
Net incurred losses and loss adjustment expenses	(89,418)	—	276,787	152,309	339,678
Acquisition costs	13,226	—	119,592	—	132,818
General and administrative expenses	118,026	21,817	128,789	90,454	359,086
	41,834	21,817	525,168	242,763	831,582
EARNINGS (LOSS) BEFORE INTEREST EXPENSE, FOREIGN EXCHANGE AND INCOME TAXES	99,098	1,031,946	(63,111)	(259,644)	808,289
Earnings from equity method investments	—	152,725	—	—	152,725
SEGMENT INCOME (LOSS)	$99,098	$1,184,671	$(63,111)	(259,644)	961,014
Interest expense				(42,436)	(42,436)
Net foreign exchange losses				(1,375)	(1,375)
Income tax expense				(25,295)	(25,295)
NET EARNINGS FROM CONTINUING OPERATIONS					891,908
Net earnings from discontinued operations, net of income taxes				810	810
NET EARNINGS					892,718
Net loss attributable to noncontrolling interest				30,802	30,802
NET EARNINGS ATTRIBUTABLE TO ENSTAR					923,520
Dividends on preferred shares				(26,775)	(26,775)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS				$(323,913)	$896,745
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
22. SUBSEQUENT EVENTS
Significant New Business
The table below sets forth a summary of significant new business that was announced or completed subsequent to September 30, 2021:

Transaction	Date Transaction Announced or Completed	Initial Estimate of Liabilities Assumed	Type of Transaction and Primary Nature of Business
RSA	Completed on October 1, 2021	$94,225	ADC on a diversified mix of commercial and personal insurance lines across the U.K. and Ireland
Related Party Transactions
On October 15, 2021, we delivered written notice to AnglePoint HK of our decision to terminate the investment management agreement among InRe Fund, the general partner of InRe Fund and AnglePoint HK. At the same time, InRe Fund, the general partner of InRe Fund and Neuberger Berman Investment Advisers LLC (“Neuberger Berman”) entered into an investment management agreement pursuant to which Neuberger Berman was retained as investment manager to oversee an orderly liquidation of InRe Fund.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition as of September 30, 2021 and our results of operations for the three and nine months ended September 30, 2021 and 2020 should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and the related filings with the SEC subsequent thereto. Some of the information contained in this discussion and analysis or included elsewhere in this quarterly report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" included in this Quarterly Report on Form 10-Q and Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
Business Overview
We are a leading global insurance group that offers innovative capital release solutions through our network of group companies in Bermuda, the United States, the United Kingdom, Continental Europe, Australia, and other international locations. Our core focus is acquiring and managing (re)insurance companies and portfolios of (re)insurance business in run-off.
Since the formation of our Bermuda-based holding company in 2001, we have completed or announced over 110 acquisitions or portfolio transfers. The majority of our transactions have been in our run-off business, which generally includes property and casualty, workers’ compensation, asbestos and environmental, construction defect, marine, aviation and transit, and other closed and discontinued blocks of business.
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
Following our acquisition of the controlling interest in Enhanzed Reinsurance Ltd. ("Enhanzed Re") on September 1, 2021, we consolidated Enhanzed Re and added a new reporting segment as described below.

Operational and Performance Highlights
Our consolidated results for the nine months ended September 30, 2021 reflect our continued focus on providing capital release solutions to our clients by acquiring and managing their run-off portfolios. We continue to operate our business during heightened uncertainty and investment volatility as a result of the COVID-19 pandemic.
As part of a strategy re-alignment to reduce our exposure to hedge fund investments, we redeemed $1.5 billion from the InRe Fund during the third quarter of 2021. Following our decision to redeem, the InRe Fund’s investments were impacted by significant volatility in Chinese and other global equity markets. As a result of this volatility, we recorded $285.2 million of net realized and unrealized losses from the InRe Fund for the three months ended September 30, 2021. On October 15, 2021, we appointed a new investment manager to oversee the orderly wind down of the InRe Fund’s remaining investment portfolio, which was $447.7 million as of September 30, 2021.
During the first nine months of 2021 we:
•Experienced a reduction in Run-off segment net incurred losses and LAE of $62.5 million, which included a reduction in estimates of net ultimate losses relating to prior periods of $139.4 million. We also experienced a reduction in estimates of net ultimate defendant asbestos and environmental liabilities relating to prior periods of $19.0 million that is reported as a component of other income within the Run-off segment, resulting in non-GAAP reserve/claims savings1 of $158.4 million, which was a 2.6% increase over the comparative period as a result of our continued dynamic and disciplined approach to claims management.
•Assumed $3.7 billion of liabilities in six run-off transactions. Five of these transactions totaling $2.2 billion2 of liabilities are LPTs where we anticipate generating future reserve/claims savings that we will record as favorable prior period development. We also executed a $1.5 billion ADC where we may have favorable prior period development from our pricing of the risk. In all cases, we anticipate investment returns as we manage the $3.5 billion of investment assets we assumed. In addition, we recorded $0.3 billion of deferred charge assets, which we will amortize over the estimated claim payment period of the related contract.
•Earned $342.1 million of investment returns, representing a 68.3% decrease over the prior period. This represents a 1.73% return on our average aggregate invested assets of $19.8 billion. This includes returns from the InRe Fund where we experienced current year investment returns of $1.2 million.
•Completed the strategic exit from our active underwriting lines with our sales of:
◦Northshore to Trident V Funds through an exchange transaction, whereby we exchanged a portion of our indirect interest in Northshore, the holding company that owns Atrium and Arden, for an indirect interest in StarStone U.S., now owned through an interest in Core Specialty; and
◦StarStone Underwriting Limited, together with the right to operate Lloyd's Syndicate 1301, to Inigo for consideration of $30.0 million in the form of Inigo shares and $0.6 million in cash.
•Repurchased 3,749,400 ordinary shares held by funds managed by Hillhouse Group for a price of $234.52 per share, totaling $879.3 million in aggregate.
•Completed a $500.0 million notes offering and redeemed $69.6 million of debt expiring in 2022 through a tender offer.
•Reduced our investment in the InRe Fund by $2.3 billion and initiated the wind down of the remaining assets as part of our strategy re-alignment to reduce our exposure to hedge fund investments as described above. Our investment in the InRe Fund has delivered an inception to date total return of 247.1% (or 29.9% annualized average per year)3.
•Purchased an additional 27.7% in Enhanzed Re, a company that has reinsured life, non-life run-off and catastrophe business and was previously accounted for as an equity investment. We now own 75.1% of this company and have consolidated it as of September 1, 2021.
Overall, we grew fully diluted book value per ordinary share by 9.2% since December 31, 2020, despite the decline in diluted net earnings per share of 57.4% and diluted non-GAAP operating income1 per share of 48.1% over the same period last year.

1 Non-GAAP financial measure. Refer to "Non-GAAP Financial Measures" for further details.
2 Includes $177.6 million of liabilities from the ADC element of the ProSight LPT and ADC transaction.
3 Total return of the InRe Fund inception to date and average per year were computed using the modified Dietz method, which divides the total gain or loss in value of the portfolio, net of external flows, by the average value of the portfolio over the period of measurement.

Consolidated Results of Operations - For the Three and Nine Months Ended September 30, 2021 and 2020
The following table sets forth our condensed consolidated statements of earnings for each of the periods indicated. For a discussion of the critical accounting estimates that affect the results of operations, see "Critical Accounting Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2020, and within this Quarterly Report on Form 10-Q.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$51,594	$161,724	$(110,130)	$204,114	$463,946	$(259,832)
Fees and commission income	6,653	10,787	(4,134)	24,525	28,325	(3,800)
Net investment income (1)	92,725	72,130	20,595	230,961	241,287	(10,326)
Net realized and unrealized gains (losses) (1)	(273,265)	500,005	(773,270)	111,167	838,552	(727,385)
Other income	5,278	48,404	(43,126)	2,470	67,761	(65,291)
Net gain on purchase and sales of subsidiaries	46,688	—	46,688	61,582	—	61,582
	(70,327)	793,050	(863,377)	634,819	1,639,871	(1,005,052)
EXPENSES
Net incurred losses and LAE	(26,711)	109,686	(136,397)	(42,914)	339,678	(382,592)
Acquisition costs	10,947	37,708	(26,761)	49,917	132,818	(82,901)
General and administrative expenses	93,499	115,828	(22,329)	269,216	359,086	(89,870)
Interest expense	18,158	15,003	3,155	50,638	42,436	8,202
Net foreign exchange (gains) losses	(2,584)	8,156	(10,740)	(9,089)	1,375	(10,464)
	93,309	286,381	(193,072)	317,768	875,393	(557,625)
EARNINGS (LOSS) BEFORE INCOME TAXES	(163,636)	506,669	(670,305)	317,051	764,478	(447,427)
Income tax expense	(9,839)	(13,915)	4,076	(13,279)	(25,295)	12,016
Earnings (loss) from equity method investments	(14,147)	149,065	(163,212)	100,825	152,725	(51,900)
NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(187,622)	641,819	(829,441)	404,597	891,908	(487,311)
Net earnings from discontinued operations, net of income taxes	—	4,031	(4,031)	—	810	(810)
NET EARNINGS (LOSS)	(187,622)	645,850	(833,472)	404,597	892,718	(488,121)
Net (earnings) loss attributable to noncontrolling interest	589	(21,912)	22,501	(13,257)	30,802	(44,059)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR	(187,033)	623,938	(810,971)	391,340	923,520	(532,180)
Dividends on preferred shares	(8,925)	(8,925)	—	(26,775)	(26,775)	—
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(195,958)	$615,013	$(810,971)	$364,565	$896,745	$(532,180)
(1) Includes amounts attributed to the InRe Fund, refer to Note 12 - "Variable Interest Entities" to our condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for additional information.
Consolidated Results Overview - 2021
Three months ended September 30, 2021
Consolidated net loss attributable to Enstar ordinary shareholders was $196.0 million for the three months ended September 30, 2021. The most significant drivers of our financial performance included:
•Net realized and unrealized losses of $273.3 million, primarily driven by net unrealized losses in the InRe Fund, principally driven by volatility in Chinese and other global equity markets; and
•Loss from equity method investments of $14.1 million primarily driven by Enhanzed Re's losses on catastrophe business in the second quarter of 2021; partially offset by,
•Net investment income of $92.7 million, primarily a result of an increase in our average aggregate fixed maturities and cash and cash equivalents from new business;

•A reduction in net incurred losses and LAE of $26.7 million, which included favorable development on prior periods of $69.1 million, driven primarily by favorable development on professional indemnity/directors and officers claims as well as continued favorable loss emergence, notably in the workers' compensation and construction defect lines. This was partially offset by net incurred losses and LAE of $42.4 million relating to current period net earned premium; and
•Net gain on purchase and sales of subsidiaries of $46.7 million relating to the Enhanzed Re Step Acquisition.
Non-GAAP operating loss4 attributable to Enstar ordinary shareholders was $176.0 million for the three months ended September 30, 2021, primarily driven by net realized and unrealized losses on the InRe Fund, other investments and equities of $215.5 million.
Nine months ended September 30, 2021
Consolidated net earnings attributable to Enstar ordinary shareholders was $364.6 million for the nine months ended September 30, 2021. The most significant drivers of our financial performance included:
•Net investment income of $231.0 million, primarily a result of an increase in our average aggregate fixed maturities and cash and cash equivalents from new business;
•Net realized and unrealized gains of $111.2 million, primarily driven by gains in private equity funds, fixed income funds and private debt funds, equity and equity funds and CLO equities, principally driven by a rally in risk assets and global equity markets as economies continued to re-open following the shutdowns related to the COVID-19 pandemic. The gains were partially offset by losses on fixed income securities primarily driven by an increase in interest rates, partially offset by a tightening of credit spreads;
•A reduction in net incurred losses and LAE of $42.9 million, which included favorable development on prior periods of $188.5 million, driven primarily by favorable development in our professional indemnity/directors and officers line of business across our Lloyd's portfolios, continued favorable loss emergence in our workers' compensation and general casualty lines of business as well as favorable development across multiple StarStone International books of business, partially offset by net incurred losses of $20.9 million due to our reevaluation of our gross and net exposure on COVID-19 pandemic related losses. This was further offset by net incurred losses and LAE of $145.6 million relating to current period net earned premium; and
•Earnings from equity method investments of $100.8 million driven primarily by our investments in Enhanzed Re and Monument Re.
Non-GAAP operating income4 attributable to Enstar ordinary shareholders was $398.2 million for the nine months ended September 30, 2021, primarily attributable to net realized and unrealized gains on the InRe Fund, other investments and equities of $299.8 million and earnings from equity method investments of $100.8 million.
Consolidated Results Overview - 2020
Three months ended September 30, 2020
Consolidated net earnings attributable to Enstar ordinary shareholders were $615.0 million for the three months ended September 30, 2020. The most significant drivers of our financial performance included:
•Net realized and unrealized gains of $500.0 million, primarily driven by unrealized gains in the InRe Fund, fixed income funds, equity funds, CLO equities and CLO equity funds principally driven by tightening credit spreads and a continued recovery of the global equity markets in the third quarter of 2020 as markets normalized after the COVID-related dislocation and spread widening experienced in the first quarter of 2020;
•Earnings from equity method investments of $149.1 million, primarily driven by our investments in Enhanzed Re and Monument Re; and
•Other income of $48.4 million which was primarily driven by the reduction in the estimate of ultimate net defendant asbestos and environmental liabilities; partially offset by,
•Net incurred losses and LAE of $109.7 million, which included net incurred losses and LAE of $79.0 million related to current period net earned premium and $30.7 million related to prior periods primarily driven by unfavorable changes in the fair value of liabilities for which we have elected the fair value option as a result of narrowing credit spreads on corporate bond yields in the period.
4 Non-GAAP financial measure. Refer to "Non-GAAP Financial Measures" below for further details.

Non-GAAP operating income attributable to Enstar ordinary shareholders was $574.4 million for the three months ended September 30, 2020. This was primarily driven by net realized and unrealized gains on our other investments of $432.7 million and earnings from equity method investments of $149.1 million.
Nine months ended September 30, 2020
Consolidated net earnings attributable to Enstar ordinary shareholders was $896.7 million for the nine months ended September 30, 2020. The most significant drivers of our financial performance included:
•Net realized and unrealized gains of $838.6 million, primarily comprised of unrealized gains in the InRe Fund, private equity and private debt funds, and fixed income funds, partially offset by losses in our equity funds, CLO equities and CLO equity funds, due to the disruption in global financial markets associated with the COVID-19 pandemic;
•Net investment income of $241.3 million, primarily driven by an increase of $591.0 million in our average aggregate fixed maturities and cash and cash equivalents as a result of new business; and
•Earnings from equity method investments of $152.7 million, primarily driven by our investments in Enhanzed Re and Monument Re; partially offset by
•Net incurred losses and LAE of $339.7 million, which included net incurred losses and LAE of $314.1 million related to current period net earned premium and $25.6 million related to prior periods primarily driven by unfavorable changes in the fair value of liabilities for which we have elected the fair value option as a result of narrowing credit spreads on corporate bond yields in the period. This was partially offset by a reduction in estimates of net ultimate losses relating to prior periods.
Non-GAAP operating income attributable to Enstar ordinary shareholders was $804.2 million for the nine months ended September 30, 2020. This was primarily attributable to net realized and unrealized gains on the InRe Fund, other investments and equities of $631.5 million and earnings from equity method investments of $152.7 million.
Key Performance Indicator
Our primary corporate objective is growing our book value per share, and we believe that long-term growth in fully diluted book value per share is the most appropriate measure of our financial performance.
During the nine months ended September 30, 2021, our fully diluted book value per ordinary share increased by 9.2% to $307.09. The table below summarizes the calculation of our fully diluted book value per ordinary share:

	September 30, 2021	December 31, 2020	Change
	(In thousands of U.S. dollars, except share and per share data)
Numerator:
Total Enstar shareholder's equity	$6,079,865	$6,674,395	$(594,530)
Less: Series D and E preferred shares	510,000	510,000	—
Total Enstar ordinary shareholders' equity (A)	5,569,865	6,164,395	(594,530)
Proceeds from assumed conversion of warrants(1)	—	20,229	(20,229)
Numerator for fully diluted book value per ordinary share calculations (B)	$5,569,865	$6,184,624	$(614,759)

Denominator:
Ordinary shares outstanding (C) (2)	17,817,704	21,519,602	(3,701,898)
Effect of dilutive securities:
Share-based compensation plans (3)	319,855	298,095	21,760
Warrants(1)	—	175,901	(175,901)
Fully diluted ordinary shares outstanding (D)	18,137,559	21,993,598	(3,856,039)

Book value per ordinary share:
Basic book value per ordinary share = (A) / (C)	$312.60	$286.45	$26.15
Fully diluted book value per ordinary share = (B) / (D)	$307.09	$281.20	$25.89
(1) Warrants to acquire 175,901 Series C Non-Voting Ordinary Shares for an exercise price of $115.00 per share were exercised on a non-cash basis during the nine months ended September 30, 2021, which resulted in a total of 89,590 Series C Non-Voting Ordinary Shares being issued in the period.
(2) Ordinary shares outstanding includes voting and non-voting shares but excludes ordinary shares held in the Enstar Group Limited Employee Benefit Trust (the "EB Trust") in respect of awards made under our JSOP.
(3) Share-based dilutive securities include restricted shares, restricted share units, and performance share units ("PSUs"). The amounts for PSUs and ordinary shares held in the EB Trust in respect of the JSOP are adjusted at the end of each period end to reflect the latest estimated performance multipliers for the respective awards. The JSOP shares did not have a dilutive effect as of September 30, 2021.
Non-GAAP Financial Measures
Our non-GAAP measures shown below enable readers of the condensed consolidated financial statements to analyze our results in a way that is more aligned with the manner in which our management measures our underlying performance. We believe that presenting these non-GAAP financial measures, which may be defined and calculated differently by other companies, improves the understanding of our consolidated results of operations. These measures should not be viewed as a substitute for those calculated in accordance with U.S. GAAP.
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
Non-GAAP operating income (loss) attributable to Enstar ordinary shareholders is calculated by the addition or subtraction of certain items from within our consolidated statements of earnings to or from net earnings (loss) attributable to Enstar ordinary shareholders, the most directly comparable GAAP financial measure, as illustrated in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(expressed in thousands of U.S. dollars, except share and per share data)
Net earnings (loss) attributable to Enstar ordinary shareholders	$(195,958)	$615,013	$364,565	$896,745
Adjustments:
Net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed (1)	86,816	(67,294)	182,855	(207,097)
Change in fair value of insurance contracts for which we have elected the fair value option	(10,877)	21,042	(68,636)	96,848
Net gain on purchase and sales of subsidiaries	(46,688)	—	(61,582)	—
Net earnings from discontinued operations	—	(4,031)	—	(810)
Tax effects of adjustments (2)	(3,317)	5,771	(14,596)	19,070
Adjustments attributable to noncontrolling interest (3)	(6,013)	3,881	(4,372)	(536)
Non-GAAP operating income (loss) attributable to Enstar ordinary shareholders (4)	$(176,037)	$574,382	$398,234	$804,220

Diluted net earnings (loss) per ordinary share (5)	$(10.68)	$28.24	$17.53	$41.14
Adjustments:
Net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed (1)	4.73	(3.09)	8.79	(9.50)
Change in fair value of insurance contracts for which we have elected the fair value option	(0.59)	0.97	(3.30)	4.44
Net gain on purchase and sales of subsidiaries	(2.54)	—	(2.96)	—
Net earnings from discontinued operations	—	(0.19)	—	(0.04)
Tax effects of adjustments (2)	(0.18)	0.26	(0.70)	0.87
Adjustments attributable to noncontrolling interest (3)	(0.33)	0.18	(0.21)	(0.02)
Diluted non-GAAP operating income (loss) per ordinary share (4) (5)	$(9.59)	$26.37	$19.15	$36.89

Weighted average ordinary shares outstanding:
Basic	18,349,483	21,578,106	20,502,755	21,564,447
Diluted	18,548,368	21,778,729	20,793,640	21,799,627
(1) Represents the net realized and unrealized gains and losses related to fixed maturity securities recognized in net earnings (loss). Our fixed maturity securities are held directly on our balance sheet and also within the "Funds held - directly managed" balance. Refer to Note 5 - "Investments" to our condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for further details on our net realized and unrealized gains and losses.
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
Non-GAAP operating income (loss) is net earnings (loss) attributable to Enstar ordinary shareholders excluding:
(i) net realized and unrealized (gains) losses on fixed maturity investments and funds held - directly managed included in net earnings (loss);
(ii) change in fair value of insurance contracts for which we have elected the fair value option;
(iii) (gain) loss on purchases and sales of subsidiaries, if any;
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
We eliminate the impact of (gain) loss on purchases and sales of subsidiaries and net (earnings) loss on discontinued operations because these are not reflective of the performance of our core operations.
Diluted Non-GAAP operating income (loss) per ordinary share is diluted net earnings (loss) per ordinary share excluding the per diluted share amounts of each of the adjustments used to calculate non-GAAP operating income (loss).
Reserve/Claims Savings
Reserve/Claims Savings is a non-GAAP measure calculated using components of amounts determined in accordance with U.S. GAAP for our Run-off segment. Reserve/Claims Savings is calculated by adding:
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
Although the overall financial and operational impact to us has been minimal to-date, with virtually all of our employees working remotely or on an agile basis, the scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic are highly uncertain and difficult or impossible to anticipate.
We remain focused on implementing our active investment management strategies to deliver meaningful returns across our diversified investment portfolio. We anticipate continued volatility in the global investment markets as a result of the economic conditions and uncertainty stemming from the COVID-19 pandemic, which could have a significant impact on the return profile of our investments. These uncertainties include, among others, inflationary pressures arising from the impact of monetary and fiscal policy measures adopted by governments seeking to stabilize the financial markets, and the consequential impact on interest rates. Our other investments (which include equities, the InRe Fund, investments accounted for under equity method accounting and other non-fixed income investments) carry higher expected returns, have a longer investment time horizon, and provide diversification from our core fixed income portfolio. Given the higher risk and return profile of these investments, their returns can be more volatile over the short term relative to our core fixed income investments.

In addition, investments that are accounted for under equity method typically report their financial statement information to the Company three months following the end of the reporting period. Accordingly, the potential effects of volatility across global financial markets, including the impact of the COVID-19 pandemic, on our private equity and equity method investments is generally reflected in our financial statements on a quarter lag basis.
During the nine months ended September 30, 2021, our Run-off and Legacy Underwriting segments incurred COVID-19 related net underwriting losses of $18.5 million5 and $0.4 million, respectively. Our Run-off segment experienced an increase in net incurred losses during the year due to our reevaluation of our gross and net exposure to COVID-19 pandemic related losses.
As of September 30, 2021, our Run-off, Enhanzed Re and Legacy Underwriting segments had COVID-19 related net loss reserves of $83.7 million, $56.1 million and $4.2 million, respectively. $10.0 million of the Run-off segment's COVID-19 related net loss reserves were assumed from the loss portfolio transfer and adverse development cover reinsurance agreement with StarStone U.S.
As a result of the wide-ranging uncertainty and volatility of the COVID-19 pandemic, we are unable to predict its overall impact on our results for the remainder of 2021.
Enhanzed Re
Upon completion of the Step Acquisition of Enhanzed Re on September 1, 2021, we acquired future policyholder benefits of $1.5 billion. We may enter into further life and annuity reinsurance transactions which would increase our exposure to interest rate movements and longevity risks, as well as other risks associated with life reinsurance.
We also acquired Enhanzed Re's share of Allianz's catastrophe reinsurance business and associated net losses related to events occurring during 2021. This includes the German Floods, Hurricane Ida, the European Storms and the Texas Winter Storms, as well as net loss reserves relating to prior period loss events, which primarily relates to business interruption claims arising from COVID-19.
As a component of the acquired treaties remain in effect until the end of the year, we may be exposed to further significant catastrophe losses. Our results could also be impacted by net favorable or unfavorable current and prior period loss development.
We are currently evaluating this catastrophe business with a view to non-renew these treaties for 2022.
Transactions
We continue to evaluate transactions in our active pipeline including LPTs, ADCs, and other transaction types, including acquisitions, and seek opportunities to execute on creative and accretive transactions by offering innovative capital solutions that enable our clients to meet their capital and risk management objectives.
Investments
On October 15, 2021, we appointed a new investment manager to oversee the orderly wind down of the InRe Fund's remaining investment portfolio, which was $447.7 million as of September 30, 2021. We expect the liquidation of InRe Fund to be completed in an orderly manner as market conditions permit. As a result of the InRe Fund's exposure to global equity markets, including Chinese equities, market volatility could lead to realized losses as the InRe Fund is wound down.

5 Run-off segment COVID-19 related net underwriting losses of $18.5 million includes net incurred losses of $20.9 million, partially offset by reinstatement premiums of $2.5 million.

Results of Operations by Segment - For the Three and Nine Months Ended September 30, 2021 and 2020
Upon completion of our strategic transactions related to both Atrium and StarStone, our segment structure was revised effective January 1, 2021.
Following the acquisition of Enhanzed Re on September 1, 2021, our business is organized into four reportable segments: (i) Run-off; (ii) Enhanzed Re; (iii) Investments; and (iv) Legacy Underwriting. In addition, our corporate and other activities, which do not qualify as an operating segment, include income and expense items that are not directly attributable to our reportable segments.
For a description of our segments and corporate and other activities, see Note 21 - "Segment Information" to our condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
The below table provides our results by segment and for our corporate and other activities:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
	(in thousands of U.S. dollars)
Results by segment:
Run-off	$46,537	$33,845	$12,692	$88,732	$99,098	$(10,366)
Enhanzed Re (1)	—	—	—	—	—	—
Investments	(203,241)	692,241	(895,482)	418,609	1,184,671	(766,062)
Legacy Underwriting	—	29,458	(29,458)	—	(63,111)	63,111
Corporate and other	(39,254)	(140,531)	101,277	(142,776)	(323,913)	181,137
Net earnings (loss) attributable to Enstar ordinary shareholders	$(195,958)	$615,013	$(810,971)	$364,565	$896,745	$(532,180)
(1) On September 1, 2021, we acquired control of Enhanzed Re through a step acquisition. Prior to that date, the results of Enhanzed Re were recorded in earnings from equity method investments within the Investments segment. As we record Enhanzed Re's results on a one quarter lag, there are no Enhanzed Re operating results to report for the three and nine months ended September 30, 2021.
The following is a discussion of our results of operations by segment.

Run-off Segment
The following is a discussion and analysis of the results of operations for our Run-off segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
INCOME	(in thousands of U.S. dollars)
Net premiums earned	$38,880	$17,476	$21,404	$154,120	$44,023	$110,097
Fees and commission income	6,653	3,637	3,016	24,525	12,588	11,937
Other income	5,979	55,659	(49,680)	23,490	84,321	(60,831)
	51,512	76,772	(25,260)	202,135	140,932	61,203
EXPENSES
Net incurred losses and LAE	(50,140)	(1,976)	(48,164)	(62,512)	(89,418)	26,906
Acquisition costs	8,053	2,730	5,323	37,124	13,226	23,898
General and administrative expenses	47,062	42,173	4,889	138,791	118,026	20,765
	4,975	42,927	(37,952)	113,403	41,834	71,569
SEGMENT INCOME	$46,537	$33,845	$12,692	$88,732	$99,098	$(10,366)

Supplemental information:
Reconciliation of reserve/claims savings to GAAP line items in the Run-off segment:

Net incurred losses and LAE:
Reduction (increase) in estimates of net ultimate losses - prior periods (A)	$72,302	$(4,411)	$76,713	$139,365	$79,062	$60,303
Increase in estimates of net ultimate losses - current period	(35,020)	(8,218)	(26,802)	(118,155)	(24,153)	(94,002)
Reduction in provisions for unallocated LAE	12,858	14,605	(1,747)	41,302	34,509	6,793
Net incurred losses and LAE	50,140	1,976	48,164	62,512	89,418	(26,906)

Other income:
Reduction in estimates of net ultimate defendant A&E liabilities - prior periods (B)	4,983	48,439	(43,456)	18,985	75,332	(56,347)
Reduction in estimated future defendant A&E expenses	997	3,124	(2,127)	4,505	6,127	(1,622)
All other income	(1)	4,096	(4,097)	—	2,862	(2,862)
Other income	5,979	55,659	(49,680)	23,490	84,321	(60,831)

Reserve/claims savings: total reduction in net ultimate losses (1) = (A) + (B)	$77,285	$44,028	$33,257	$158,350	$154,394	$3,956
(1) Non-GAAP financial measure. Refer to "Non-GAAP Financial Measures" above for further details.
Overall Results
Three Months Ended September 30, 2021 versus 2020: Segment income from our Run-off segment increased by $12.7 million for the three months ended September 30, 2021 compared to the same period in 2020. The increase in segment income was primarily due to a reduction in estimates of prior period net ultimate losses as a result of favorable development on large professional indemnity/directors and officers claims as well as continued favorable loss emergence, notably in the workers' compensation and construction defect lines, in addition to increases in premiums earned from StarStone International business and new business transactions executed in this and recent periods. The increase in segment income was partially offset by a decrease in other income as a result of a lower reduction in the estimates of ultimate net liabilities relating to our defendant asbestos and environmental exposures in the current period versus the comparative period.

Nine Months Ended September 30, 2021 versus 2020: Segment income from our Run-off segment decreased by $10.4 million for the nine months ended September 30, 2021 compared to the same period in 2020. The decrease in segment income was primarily due to a decrease in other income as a result of a lower reduction in the estimates of ultimate net liabilities relating to our defendant asbestos and environmental exposures in the current period versus the comparative period, and increases in current period net incurred losses and LAE, acquisition costs and general and administrative expenses relating to the run-off of StarStone International business, which was transferred from the Legacy Underwriting segment on January 1, 2021. This was partially offset by premiums earned from StarStone International business and new business transactions executed in this and recent periods and higher favorable development on our Lloyd's syndicates relative to 2020.
Net Premiums Earned
The following table shows the gross and net premiums written and earned for the Run-off segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
	(in thousands of U.S. dollars)
Gross premiums written	$(2,074)	$3,535	$(5,609)	$28,110	$1,707	$26,403
Ceded premiums written	4,353	(111)	4,464	(11,172)	690	(11,862)
Net premiums written	2,279	3,424	(1,145)	16,938	2,397	14,541

Gross premiums earned	$42,522	$20,426	22,096	$198,292	$52,899	145,393
Ceded premiums earned	(3,642)	(2,950)	(692)	(44,172)	(8,876)	(35,296)
Net premiums earned	$38,880	$17,476	21,404	$154,120	$44,023	110,097
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
Three Months Ended September 30, 2021 versus 2020: Net premiums earned of $38.9 million in 2021 included $16.9 million of premiums from StarStone International whereas net premiums earned in 2020 were primarily related to the AmTrust RITC transactions assumed in 2019.
Nine Months Ended September 30, 2021 versus 2020: Net premiums earned of $154.1 million in 2021 included $89.7 million of premiums from StarStone International whereas net premiums earned in 2020 were primarily related to the AmTrust RITC transactions assumed in 2019.

Net Incurred Losses and LAE:
The following tables show the components of net incurred losses and LAE for the Run-off segment.

	Three Months Ended September 30,
	2021			2020
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$284,216	$3,107	$287,323	$283,143	$739	$283,882
Net change in case and LAE reserves (1)	(174,118)	17,192	(156,926)	(49,854)	(33)	(49,887)
Net change in IBNR reserves (2)	(182,400)	14,721	(167,679)	(228,878)	7,512	(221,366)
Increase (reduction) in estimates of net ultimate losses	(72,302)	35,020	(37,282)	4,411	8,218	12,629
Increase (reduction) in provisions for unallocated LAE(3)	(13,606)	748	(12,858)	(14,605)	—	(14,605)
Net incurred losses and LAE	$(85,908)	$35,768	$(50,140)	$(10,194)	$8,218	$(1,976)
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
Three Months Ended September 30, 2021: Current period net incurred losses and LAE of $35.8 million primarily related to the net earned premium from the run-off of StarStone International business which was transferred from the Legacy Underwriting segment on January 1, 2021. The reduction in estimates of net ultimate losses relating to prior periods of $72.3 million was primarily related to favorable development on large professional indemnity/directors and officers claims as well as continued favorable loss emergence, notably in the workers’ compensation and construction defect lines.
Three Months Ended September 30, 2020: Current period net incurred losses and LAE of $8.2 million related to current period net earned premium, primarily in respect of the run-off of the AmTrust RITC transactions. Net ultimate losses relating to prior periods increased by $4.4 million primarily due to unfavorable development of $128.4 million within our motor line of business which was largely offset by favorable development across workers' compensation and other lines of business.

	Nine Months Ended September 30,
	2021			2020
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$969,283	$5,863	$975,146	$824,473	$1,777	$826,250
Net change in case and LAE reserves (1)	(421,265)	22,229	(399,036)	(301,382)	809	(300,573)
Net change in IBNR reserves (2)	(687,383)	90,063	(597,320)	(602,153)	21,567	(580,586)
Increase (reduction) in estimates of net ultimate losses	(139,365)	118,155	(21,210)	(79,062)	24,153	(54,909)
Increase (reduction) in provisions for unallocated LAE(3)	(44,485)	3,183	(41,302)	(34,509)	—	(34,509)
Net incurred losses and LAE	$(183,850)	$121,338	$(62,512)	$(113,571)	$24,153	$(89,418)
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

Nine Months Ended September 30, 2021: Current period net incurred losses and LAE of $121.3 million related to current period net earned premium, primarily in respect of the run-off of StarStone International business which was transferred from the Legacy Underwriting segment on January 1, 2021. The reduction in estimates of net ultimate losses relating to prior periods of $139.4 million was primarily related to favorable development in our professional indemnity/directors and officers line of business across our Lloyd's portfolios arising from a change in ultimates and reductions in case reserve estimates for large claims, continued favorable loss emergence in our workers' compensation and general casualty lines of business as well as favorable development across multiple StarStone International books of business. Partially offsetting this favorable development was an increase in net incurred losses of $20.9 million due to our reevaluation of our gross and net exposure on COVID-19 pandemic related losses.
Nine Months Ended September 30, 2020: Current period net incurred losses and LAE of $24.2 million related to current period net earned premium, primarily in respect of the run-off of the AmTrust RITC transactions. The reduction in estimates of net ultimate losses relating to prior periods of $79.1 million was largely attributable to favorable development within our workers' compensation as well as other lines of business, partially offset by unfavorable development of $122.4 million within our motor line of business.
Other Items
Three Months Ended September 30, 2021 versus 2020:
•Other income decreased by $49.7 million primarily driven by a more significant reduction in the estimate of ultimate net defendant A&E liabilities in the comparative period.
•General and administrative expenses increased by $4.9 million primarily a result of the transfer of the StarStone International business into the Run-off segment, in addition to an increase in claims costs. The increase in expenses was partially offset by reductions in performance-based salaries and benefits costs.
•Acquisition costs increased by $5.3 million primarily due to the transfer of StarStone International from the Legacy Underwriting segment on January 1, 2021.
Nine Months Ended September 30, 2021 versus 2020:
•Other income decreased by $60.8 million primarily driven by a more significant reduction in the estimates of ultimate net defendant A&E liabilities in the comparative period.
•Acquisition costs increased by $23.9 million primarily due to the transfer of StarStone International from the Legacy Underwriting segment on January 1, 2021.
•General and administrative expenses increased by $20.8 million primarily due to the transfer of the StarStone International business into the Run-off segment, in addition to an increase in claims costs. The increase in expenses was partially offset by reductions in performance-based salaries and benefits costs.

Enhanzed Re Segment
On September 1, 2021, we acquired control of Enhanzed Re through a step acquisition. Prior to that date, the results of Enhanzed Re were recorded in earnings from equity method investments within the Investments segment. As we record Enhanzed Re's results on a one quarter lag, there are no Enhanzed Re operating results for the three and nine months ended September 30, 2021.
Investments Segment
The following is a discussion and analysis of the results of operations for our Investments segment by portfolio.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
INCOME
Net investment income (1)	$92,430	$64,054	$28,376	$229,620	$215,280	$14,340
Net realized and unrealized gains (losses) (1)	(272,738)	486,671	(759,409)	112,793	838,483	(725,690)
	(180,308)	550,725	(731,033)	342,413	1,053,763	(711,350)
EXPENSES
General and administrative expenses	8,786	7,549	1,237	24,629	21,817	2,812
	8,786	7,549	1,237	24,629	21,817	2,812
EARNINGS (LOSS) BEFORE INTEREST EXPENSE, FOREIGN EXCHANGE AND INCOME TAXES	(189,094)	543,176	(732,270)	317,784	1,031,946	(714,162)
Earnings (loss) from equity method investments	(14,147)	149,065	(163,212)	100,825	152,725	(51,900)
SEGMENT INCOME (LOSS)	$(203,241)	$692,241	$(895,482)	$418,609	$1,184,671	$(766,062)

Supplemental information:

Net investment income (1)	$92,430	$64,054	$28,376	$229,620	$215,280	$14,340
Net realized and unrealized gains (losses) (1)	(272,738)	486,671	(759,409)	112,793	838,483	(725,690)
Total investment return included in net earnings (loss)	(180,308)	550,725	$(731,033)	$342,413	$1,053,763	$(711,350)
(1) Includes amounts attributable to the InRe Fund, refer to Note 12 - "Variable Interest Entities" to our condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for additional information.
Overall Results
Three Months Ended September 30, 2021 versus 2020: Segment income from our Investments segment decreased by $895.5 million primarily due to net realized and unrealized losses of $272.7 million, representing a decrease of $759.4 million from net realized and unrealized gains of $486.7 million recorded in the comparative period.
The net realized and unrealized losses for the three months ended September 30, 2021 were primarily a result of net unrealized losses in the InRe Fund, principally driven by volatility in Chinese and other global equity markets.
The net realized and unrealized gains for the three months ended September 30, 2020 primarily comprised unrealized gains in the InRe Fund, fixed income funds, equity funds, CLO equities and CLO equity funds principally driven by tightening of credit spreads and a continued recovery of the global equity markets in the third quarter of 2020 as markets normalized after the COVID-related dislocation and spread widening experienced in the first quarter of 2020.
The segment loss for the three months ended September 30, 2021 was further driven by losses from equity method investments of $14.1 million, a decrease of $163.2 million from earnings of $149.1 million in the comparative period, primarily driven by Enhanzed Re losses of $22.1 million reflective of $74.7 million of catastrophe losses from the European storms, German Floods and worsening of COVID-19 claims recognized in the second quarter of 2021, partially offset by higher net investment income primarily due to the impact of favorable yield curve movements on its fixed income portfolio. The Enhanzed Re losses were partially offset by earnings from Core Specialty of $4.9 million.
Earnings from equity method investments for the three months ended September 30, 2020 were driven primarily by our investments in Enhanzed Re, which reflected significant net realized and unrealized gains on investments in the second quarter of 2020, and Monument Re.
Nine Months Ended September 30, 2021 versus 2020: Segment income from our Investments segment decreased by $766.1 million primarily due to a decrease in net realized and unrealized gains of $725.7 million.
Net realized and unrealized gains for the nine months ended September 30, 2021 were primarily a result of gains in private equity funds, fixed income funds and private debt funds, equity and equity funds and CLO equities, principally driven by a rally in risk assets and global equity markets as economies continued to re-open following the shutdowns related to the COVID-19 pandemic. The gains were partially offset by losses on fixed income securities driven by an increase in interest rates, partially offset by a tightening of credit spreads.
Net realized and unrealized gains for the nine months ended September 30, 2020 were driven by unrealized gains in the InRe Fund, private equity and private debt funds, and fixed income funds, partially offset by losses in our equity funds, CLO equities and CLO equity funds, due to the disruption in global financial markets associated with the COVID-19 pandemic.
The decrease in segment income for the nine months ended September 30, 2021 was further driven by a decrease in earnings from equity method investments of $51.9 million, primarily relating to a decrease in Enhanzed Re earnings as a result of the unfavorable impact of $74.7 million of catastrophe losses from the European storms and worsening of COVID-19 claims sustained in the second quarter of 2021, partially offsetting favorable results driven by significant net realized and unrealized gains on investments in the last quarter of 2020.
Earnings from equity method investments for the nine months ended September 30, 2020 were driven primarily by our investments in Enhanzed Re, which reflected significant net realized and unrealized gains on investments in the second and third quarters of 2020, and Monument Re.
Refer to "Investments Results - Consolidated" below for further details and discussion.

Legacy Underwriting Segment
The following is a discussion and analysis of the results of operations for our Legacy Underwriting segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
INCOME	(in thousands of U.S. dollars)
Net premiums earned	$12,714	$144,248	$(131,534)	$49,994	$419,923	$(369,929)
Fees and commission income	—	7,150	(7,150)	—	15,737	(15,737)
Net investment income	295	8,076	(7,781)	1,341	26,007	(24,666)
Net realized and unrealized gains (losses)	(527)	13,334	(13,861)	(1,626)	69	(1,695)
Other income (expense)	(2,029)	171	(2,200)	(11,096)	321	(11,417)
	10,453	172,979	(162,526)	38,613	462,057	(423,444)
EXPENSES
Net incurred losses and LAE	5,498	75,874	(70,376)	20,257	276,787	(256,530)
Acquisition costs	2,894	34,978	(32,084)	12,793	119,592	(106,799)
General and administrative expenses	2,061	32,669	(30,608)	5,563	128,789	(123,226)
	10,453	143,521	(133,068)	38,613	525,168	(486,555)
SEGMENT INCOME	$—	$29,458	$(29,458)	$—	$(63,111)	$63,111
Overall Results
Three and Nine Months Ended September 30, 2021 versus 2020: The results for 2021 comprise SGL No.1's 25% gross share of the 2020 and prior underwriting years of Atrium's syndicate 609 whereas the results for 2020 comprise SGL No.1's 25% net share of Atrium's syndicate 609 and StarStone International, which was transferred to the Run-off segment effective January 1, 2021.
As of January 1, 2021, SGL No.1 settles its share of the 2020 and prior underwriting years for the economic benefit of Atrium, and there is no net retention by Enstar.
Investment results are separately discussed below in "Investments Results - Consolidated."
Net Premiums Earned:
The following table provides gross and net premiums written and earned by line of business for the Legacy Underwriting segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
	(in thousands of U.S. dollars)
Gross premiums written	$7,496	$107,942	$(100,446)	$48,585	$458,923	$(410,338)
Ceded premiums written	(3,926)	(17,807)	13,881	(26,534)	(92,526)	65,992
Net premiums written	3,570	90,135	(86,565)	22,051	366,397	(344,346)

Gross premiums earned	$27,923	$178,208	$(150,285)	$114,042	$522,486	$(408,444)
Ceded premiums earned	(15,209)	(33,960)	18,751	(64,048)	(102,563)	38,515
Net premiums earned	$12,714	$144,248	$(131,534)	$49,994	$419,923	$(369,929)
Three and Nine Months Ended September 30, 2021 versus 2020: Gross premiums written and net premiums earned each decreased in the 2021 periods primarily due to the transfer of StarStone International to the Run-off segment in 2021.

Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Legacy Underwriting segment.

	Three Months Ended September 30,
	2021			2020
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$5,816	$219	$6,035	$60,917	$16,455	$77,372
Net change in case and LAE reserves (1)	4,122	(2,326)	1,796	(22,833)	31,093	8,260
Net change in IBNR reserves (2)	(10,518)	8,518	(2,000)	(32,706)	27,997	(4,709)
Increase (reduction) in estimates of net ultimate losses	(580)	6,411	5,831	5,378	75,545	80,923
Increase (reduction) in provisions for unallocated LAE (3)	(548)	215	(333)	(251)	(4,798)	(5,049)
Net incurred losses and LAE	$(1,128)	$6,626	$5,498	$5,127	$70,747	$75,874

	Nine Months Ended September 30,
	2021			2020
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$11,446	$9,857	$21,303	$245,590	$30,527	$276,117
Net change in case and LAE reserves (1)	(570)	(141)	(711)	(96,173)	39,886	(56,287)
Net change in IBNR reserves (2)	(13,822)	14,510	688	(162,492)	196,003	33,511
Increase (reduction) in estimates of net ultimate losses	(2,946)	24,226	21,280	(13,075)	266,416	253,341
Increase (reduction) in provisions for unallocated LAE (3)	(1,078)	55	(1,023)	(68)	23,514	23,446
Net incurred losses and LAE	$(4,024)	$24,281	$20,257	$(13,143)	$289,930	$276,787
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
Three and Nine Months Ended September 30, 2021 versus 2020: Net incurred losses and LAE decreased by $70.4 million and $256.5 million for the three and nine months ended September 30, 2021 compared to 2020, respectively, primarily due to the transfer of StarStone International to the Run-off segment in 2021. Net incurred losses for the three and nine months ended September 30, 2020 included $2.9 million and $37.1 million, respectively, of losses related to the COVID-19 pandemic.
Other Items
Three and Nine Months Ended September 30, 2021 versus 2020: The decrease in acquisition costs of $32.1 million and $106.8 million, respectively, and general and administrative expenses of $30.6 million and $123.2 million, respectively, was primarily driven by the decision to place StarStone International into run-off and the related subsequent transfer of StarStone International to the Run-off segment.

Corporate and Other
The following is a discussion and analysis of our results of operations for our corporate and other activities.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
INCOME	(in thousands of U.S. dollars)
Other income (expense) (1)	$1,328	$(7,426)	$8,754	$(9,924)	$(16,881)	$6,957
Net gain on purchase and sales of subsidiaries	46,688	—	46,688	61,582	—	61,582
	48,016	(7,426)	55,442	51,658	(16,881)	68,539
EXPENSES
Net incurred losses and LAE (2)	17,931	35,788	(17,857)	(659)	152,309	(152,968)
General and administrative expenses	35,590	33,437	2,153	100,233	90,454	9,779
	53,521	69,225	(15,704)	99,574	242,763	(143,189)
LOSS BEFORE INTEREST EXPENSE, FOREIGN EXCHANGE AND INCOME TAXES	(5,505)	(76,651)	71,146	(47,916)	(259,644)	211,728
Interest expense	(18,158)	(15,003)	(3,155)	(50,638)	(42,436)	(8,202)
Net foreign exchange gains (losses)	2,584	(8,156)	10,740	9,089	(1,375)	10,464
Income tax (expense)	(9,839)	(13,915)	4,076	(13,279)	(25,295)	12,016
Net earnings from discontinued operations, net of income taxes	—	4,031	(4,031)	—	810	(810)
Net loss (earnings) attributable to noncontrolling interest	589	(21,912)	22,501	(13,257)	30,802	(44,059)
Dividends on preferred shares	(8,925)	(8,925)	—	(26,775)	(26,775)	—
NET LOSS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(39,254)	$(140,531)	$101,277	$(142,776)	$(323,913)	$181,137
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
Overall Results
Three and Nine Months Ended September 30, 2021 versus 2020: Net loss from our corporate and other activities decreased by $101.3 million and $181.1 million for the three and nine months ended September 30, 2021 compared to 2020, respectively, primarily as a result of the net gain recognized on the purchase and sales of subsidiaries and favorable change in the value of the fair value option related to liabilities on our assumed retroactive reinsurance agreements for which we have elected the fair value option.
Net Incurred Losses and LAE
The following table shows the components of net incurred losses and LAE for corporate and other activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands of U.S. dollars)
Amortization of deferred charges and gains (1)	$24,021	$9,882	$55,101	$34,615
Amortization of fair value adjustments (2)	4,787	4,864	12,876	20,846
Changes in fair value - fair value option (3)	(10,877)	21,042	(68,636)	96,848
Net incurred losses and LAE	$17,931	$35,788	$(659)	$152,309
(1) Relates to the amortization of deferred charge assets and deferred gain liabilities on retroactive reinsurance contracts.
(2) Relates to the amortization of fair value adjustments associated with the acquisition of companies.
(3) Represents the changes in the fair value of liabilities related to our assumed retroactive reinsurance agreements for which we have elected the fair value option.

Three and Nine Months Ended September 30, 2021 versus 2020: The reduction in net incurred losses and LAE of $17.9 million and $153.0 million, respectively, was primarily driven by the change in the fair value of liabilities for which we have elected the fair value option due to increases in corporate bond yields in the three and nine months ended September 30, 2021 compared to narrowing credit spreads in the three months ended September 30, 2020 and declining interest rates partially offset by widening credit spreads in the nine months ended September 30, 2020.
Other Items
Three Months Ended September 30, 2021 versus 2020:
•The net gain on purchase and sales of subsidiaries of $46.7 million represents the total gain recognized on the step acquisition of Enhanzed Re, comprised of gains recognized on bargain purchase, remeasurement of our previously held equity investment to fair value and the settlement of pre-existing relationships.
•The favorable change in net (earnings) loss attributable to noncontrolling interest of $22.5 million was due to losses in 2021, in comparison to earnings for the same period in 2020, for those companies where there is a noncontrolling interest.
•The favorable change in net foreign exchange gains (losses) of $10.7 million was primarily the result of increased volatility in foreign exchange markets associated with the COVID-19 pandemic and the resulting impact on non-U.S. dollar denominated investments and technical balances in 2020.
Nine Months Ended September 30, 2021 versus 2020:
•The net gain on purchase and sales of subsidiaries of $61.6 million has two components: i) the $46.7 million gain recognized on the step acquisition of Enhanzed Re and ii) the net gain on sales of subsidiaries of $14.9 million, primarily driven by a gain on the sale of SUL of $23.1 million, partially offset by a loss on the sale of Atrium of $7.8 million.
•The unfavorable change in net earnings (loss) attributable to noncontrolling interest of $44.1 million was due to higher earnings in 2021 for those companies where there is a noncontrolling interest.
•The favorable change in income tax expense of $12.0 million was driven by lower taxable earnings in the U.K. and tax benefits arising from a reduction to deferred tax liabilities as a result of the change in the tax status of a U.K.-based entity.
Discontinued Operations (StarStone U.S.):
Three and Nine Months Ended September 30, 2020: The sale of StarStone U.S. was completed on November 30, 2020. The StarStone U.S. business, included in discontinued operations, includes the results of intra-group reinsurance cessions which were non-renewed as of January 1, 2018. The effect of these intra-group reinsurance cessions on net earnings, net of income taxes for the StarStone U.S. business was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
	(in thousands of U.S. dollars)
StarStone U.S. Group net earnings before Intra-Group Cessions	$6,192	$24,386
Intra-Group Cessions	(2,161)	(23,576)
StarStone U.S. net earnings, net of income taxes	$4,031	$810

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
Investable assets were $21.9 billion as of September 30, 2021 as compared to $17.3 billion as of December 31, 2020, an increase of 26.6% primarily attributable to the step acquisition of Enhanzed Re and significant new business in 2021.
A description of our investment strategies is included in "Item 1. Business - Investments" in our Annual Report on Form 10-K for the year ended December 31, 2020.
Composition of Investable Assets
We strive to structure our investment holdings and the duration of our investments in a manner that recognizes our liquidity needs, including our obligation to pay losses and policyholder benefits.
We consider the duration characteristics of our liabilities in determining our selection of asset durations depending on our other investment strategies and to the extent practicable. If our liquidity needs or general liability profile change unexpectedly, we may adjust the structure of our investment portfolio to meet our revised expectations.
The following tables summarize the composition of total investable assets by segment and portfolio:

	September 30, 2021
	Investments			Legacy Underwriting	Total
	Run-off	Enhanzed Re	Total
	(in thousands of U.S. dollars)
Short-term investments, trading, at fair value	$14,236	$—	$14,236	$—	$14,236
Short-term investments, AFS, at fair value	81,641	—	81,641	—	81,641
Fixed maturities, trading, at fair value	3,734,441	—	3,734,441	187,102	3,921,543
Fixed maturities, AFS, at fair value	5,378,152		5,378,152	944	5,379,096
Funds held - directly managed	1,386,753	1,669,639	3,056,392	—	3,056,392
Equities, at fair value	1,952,425	—	1,952,425	—	1,952,425
Other investments, at fair value	2,037,799	—	2,037,799	13,919	2,051,718
Equity method investments	505,488	—	505,488	—	505,488
Total investments	15,090,935	1,669,639	16,760,574	201,965	16,962,539
Cash and cash equivalents (including restricted cash)	2,004,648		2,004,648	30,043	2,034,691
Funds held by reinsured companies	2,344,010	29,099	2,373,109	36,912	2,410,021
Net variable interest entity assets of the InRe Fund (1)	447,726	—	447,726	—	447,726
Total investable assets	$19,887,319	$1,698,738	$21,586,057	$268,920	$21,854,977

Duration (in years) (2)	4.64	16.39	5.85	2.32	5.89
Average credit rating (3)	A+	A-	A+	AA-	A+

	December 31, 2020
	Investments	Legacy Underwriting	Total
	Run-off
	(in thousands of U.S. dollars)
Short-term investments, trading, at fair value	$5,129	$—	$5,129
Short-term investments, AFS, at fair value	263,795	—	263,795
Fixed maturities, trading, at fair value	4,145,956	448,936	4,594,892
Fixed maturities, AFS, at fair value	3,194,327	200,773	3,395,100
Funds held - directly managed	1,074,890	—	1,074,890
Equities, at fair value	773,744	73,051	846,795
Other investments, at fair value	4,146,271	97,763	4,244,034
Equity method investments	597,295	235,000	832,295
Total investments	14,201,407	1,055,523	15,256,930
Cash and cash equivalents (including restricted cash)	1,112,273	260,843	1,373,116
Funds held by reinsured companies	553,973	81,846	635,819
Total investable assets	$15,867,653	$1,398,212	$17,265,865

Duration (in years) (2)	5.09	1.96	4.82
Average credit rating (3)	A+	AA-	A+
(1) Effective April 1, 2021, the InRe Fund was consolidated by us. As a result, the carrying amounts of the assets and liabilities of the InRe Fund are presented separately in “variable interest entity assets of the InRe Fund” and “variable interest liabilities of the InRe Fund” within the condensed consolidated balance sheet as of September 30, 2021. Refer to Note 12 - "Variable Interest Entities" to our condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for further information.
(2) The duration calculation includes cash and cash equivalents, short-term investments, fixed maturities and the fixed maturities within our funds held - directly managed portfolios at September 30, 2021 and December 31, 2020.
(3) The average credit ratings calculation includes cash and cash equivalents, short-term investments, fixed maturities and the fixed maturities within our funds held - directly managed portfolios at September 30, 2021 and December 31, 2020.
As of both September 30, 2021 and December 31, 2020, our fixed income investment portfolio, including funds held - directly managed, had an average credit quality rating of A+.
As of September 30, 2021 and December 31, 2020, our fixed maturity investments (classified as trading and AFS and our fixed maturity investments included within funds held - directly managed) that were non-investment grade (i.e. rated lower than BBB- and non-rated securities) comprised 3.9% and 3.7%, respectively, of our total fixed maturity investment portfolio.

Composition of Investment Portfolio By Asset Class
The following tables summarize the composition of our investment portfolio by asset class:

	September 30, 2021		December 31, 2020
	Total	%	Total	%
	(in thousands of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and AFS and funds held - directly managed
U.S. government & agency	$848,492	4.9%	$951,048	6.2%
U.K. government	35,988	0.2%	51,082	0.3%
Other government	677,494	3.9%	502,153	3.3%
Corporate	6,721,668	38.7%	5,686,732	37.3%
Municipal	289,798	1.7%	162,669	1.1%
Residential mortgage-backed	602,217	3.5%	553,945	3.6%
Commercial mortgage-backed	1,080,582	6.2%	854,090	5.6%
Asset-backed	944,036	5.4%	557,460	3.7%
Structured products	1,033,097	6.0%	—	—%
Total	12,233,372	70.5%	9,319,179	61.1%

Other assets included within funds held - directly managed	219,536	1.3%	14,627	0.1%

Equities
Publicly traded equities	257,470	1.5%	260,767	1.7%
Exchange-traded funds	1,335,831	7.7%	311,287	2.0%
Privately held equities	359,124	2.1%	274,741	1.8%
Total	1,952,425	11.3%	846,795	5.5%

Other investments
Hedge funds (1)	215,378	1.2%	2,638,339	17.3%
Fixed income funds	597,982	3.4%	552,541	3.6%
Equity funds	4,831	—%	190,767	1.3%
Private equity funds	598,901	3.4%	363,103	2.4%
CLO equities	153,795	0.9%	128,083	0.8%
CLO equity funds	199,714	1.2%	166,523	1.1%
Private credit funds	230,004	1.3%	192,319	1.3%
Real estate debt fund	50,666	0.3%	11,883	0.1%
Other	447	—%	476	—%
Total	2,051,718	11.7%	4,244,034	27.9%

Equity method investments	505,488	2.9%	832,295	5.4%

Total investments	16,962,539	97.7%	15,256,930	100.0%

Fixed maturity investments, trading of the InRe Fund	58,996	0.3%	—	—%
Equities of the InRe Fund	337,988	2.0%	—	—%
Total investments of the InRe Fund (2)	396,984	2.3%	—	—%

Total investments, plus InRe Fund investments	$17,359,523	100.0%	$15,256,930	100.0%
(1) As of December 31, 2020, includes our investment in the InRe Fund of $2.4 billion.
(2) Effective April 1, 2021, the InRe Fund was consolidated by us. As a result, the carrying amounts of the assets and liabilities of the InRe Fund are presented separately in “variable interest entity assets of the InRe Fund” and “variable interest liabilities of the InRe Fund” within the condensed consolidated balance sheet as of September 30, 2021. Refer to Note 12 - "Variable Interest Entities" to our condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for additional information.

The amortized cost, gross unrealized gains and losses and the fair value of our short-term investments and fixed maturity investments were as follows:

			Gross Unrealized Losses
As of September 30, 2021	Amortized Cost	Gross Unrealized Gains	Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
	(in thousands of U.S. dollars)
U.S. government and agency	$847,653	$8,619	$(7,780)	$—	$848,492
U.K. government	35,916	806	(734)	—	35,988
Other government	671,438	20,305	(14,222)	(27)	677,494
Corporate	6,543,670	242,361	(59,536)	(4,827)	6,721,668
Municipal	274,218	16,892	(1,312)	—	289,798
Residential mortgage-backed	599,415	6,097	(3,293)	(2)	602,217
Commercial mortgage-backed	1,066,391	23,903	(9,670)	(42)	1,080,582
Asset-backed	947,989	2,415	(6,366)	(2)	944,036
Structured products	1,071,142	—	(38,045)	—	1,033,097
	12,057,832	321,398	(140,958)	(4,900)	12,233,372
InRe Fund (1)	63,808	221	(5,033)	—	58,996
	$12,121,640	$321,619	$(145,991)	$(4,900)	$12,292,368

			Gross Unrealized Losses
As of December 31, 2020	Amortized Cost	Gross Unrealized Gains	Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
	(in thousands of U.S. dollars)
U.S. government and agency	$935,014	$17,148	$(1,114)	$—	$951,048
U.K. government	46,988	4,094	—	—	51,082
Other government	463,765	38,460	(72)	—	502,153
Corporate	5,226,238	463,459	(2,784)	(181)	5,686,732
Municipal	145,469	17,210	(10)	—	162,669
Residential mortgage-backed	545,628	9,640	(1,323)	—	553,945
Commercial mortgage-backed	828,155	37,318	(11,250)	(133)	854,090
Asset-backed	567,638	3,682	(13,852)	(8)	557,460
	$8,758,895	$591,011	$(30,405)	$(322)	$9,319,179
(1) Includes amounts attributed to the InRe Fund, refer to Note 12 - "Variable Interest Entities" to our condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for additional information.
We have historically accounted for our fixed income securities as a trading portfolio, whereby unrealized gains or losses are reflected in earnings. However, from October 1, 2019, we have also elected to use AFS accounting. As trading fixed income securities mature or are disposed, the proceeds are generally reinvested in fixed income securities classified as AFS securities for the Run-off portfolio of the Investments segment.6
The Enhanzed Re portfolio of the Investments segment is mainly classified as funds held-directly managed, whereby the unrealized gains or losses are reflected in earnings, consistent with a trading portfolio.
The difference in the treatment of the fixed income securities is that unrealized changes on investments classified as trading are recorded through earnings, whereas unrealized changes on investments classified as AFS are recorded directly to shareholders' equity as a component of other comprehensive income.
We may experience unrealized losses on our fixed maturity investments, depending on investment conditions and general economic conditions. Unrealized amounts would only become realized in the event of a sale of the specific securities prior to maturity, allowances for credit losses or a credit default. For further information on the
6 The investment results of StarStone International were included in the Legacy Underwriting segment prior to January 1, 2021 and the Investments segment from January 1, 2021.

sensitivity of our portfolio to changes in interest rates, refer to the Interest Rate Risk section within "Item 3. Quantitative and Qualitative Disclosures About Market Risk", included within this Quarterly Report on Form 10-Q.
The following table summarizes the composition of our top ten corporate issuers included within our short-term and fixed maturity investments, classified as trading and AFS and the fixed maturity investments included within our funds held - directly managed balance as of September 30, 2021:

	Fair Value	Average Credit Rating
	(in thousands of U.S. dollars)
Bank of America Corp	$164,539	A
JPMorgan Chase & Co	138,853	A
Citigroup Inc	128,036	A-
Morgan Stanley	118,201	A
Wells Fargo & Co	100,775	A+
Comcast Corp	92,918	A-
Apple Inc	73,929	AA+
AT&T Inc	61,600	BBB
Verizon Communications Inc	56,754	BBB+
HSBC Holdings PLC	56,466	A-
	$992,071

Investment Results - Consolidated
Comparability of our investment results between periods is impacted by our significant new business.
The following tables summarize our consolidated investment results.

	Three Months Ended September 30, 2021
	Investments	Legacy Underwriting	Total
Net investment income:	(in thousands of U.S. dollars)
Fixed income securities (1)	$70,384	$629	$71,013
Cash and restricted cash	(214)	(332)	(546)
Other investments, including equities	14,401	1	14,402
Less: Investment expenses	(5,359)	(2)	(5,361)
Net investment income (expense) of the InRe Fund (2)	13,217	—	13,217
Total net investment income	$92,429	$296	$92,725

Net realized gains:
Fixed income securities (1)	$18,804	$48	$18,852
Other investments, including equities	21,452	—	21,452
Net realized gains of the InRe Fund (2)	275,466	—	275,466
Total net realized gains	$315,722	$48	$315,770

Net unrealized gains (losses):
Fixed income securities, trading (1)	$(75,887)	$(684)	$(76,571)
Other investments, including equities	48,099	109	48,208
Net unrealized losses of the InRe Fund (2)	(560,672)	—	(560,672)
Total net unrealized losses	$(588,460)	$(575)	$(589,035)

Total investment return included in earnings (A)	$(180,309)	$(231)	$(180,540)

Other comprehensive loss:
Unrealized losses, on fixed income securities, AFS, net of reclassification adjustments excluding foreign exchange (B) (1)	$(26,271)	$(6)	$(26,277)

Total investment return = (A) + (B)	$(206,580)	$(237)	$(206,817)

Annualized income from fixed income assets (3)	$280,680	$1,188	$281,868
Average aggregate fixed income assets, at cost (3)(4)	15,851,023	230,921	16,081,944
Annualized investment book yield	1.77%	0.51%	1.75%

Average aggregate invested assets, at fair value (4)	$20,696,999	$247,121	$20,944,120
Investment return included in net earnings	(0.87)%	(0.09)%	(0.86)%
Total investment return	(1.00)%	(0.10)%	(0.99)%
(1) Fixed income securities includes both trading and AFS short-term and fixed maturity investments as well as funds held - directly managed whereas fixed income securities, trading excludes AFS investments and fixed income securities, AFS excludes trading investments.
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
(3) Fixed income assets includes fixed income securities and cash and restricted cash.
(4) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.

	Three Months Ended September 30, 2020
	Investments	Legacy Underwriting	Total
Net investment income:	(in thousands of U.S. dollars)
Fixed income securities (1)	$56,646	$6,826	$63,472
Cash and restricted cash	90	588	678
Other investments, including equities	9,162	1,609	10,771
Less: Investment expenses	(1,844)	(947)	(2,791)
Total net investment income	$64,054	$8,076	$72,130

Net realized gains:
Fixed income securities (1)	$42,761	$2,395	$45,156
Other investments, including equities	8,287	45	8,332
Total net realized gains	$51,048	$2,440	$53,488

Net unrealized gains:
Fixed income securities, trading (1)	$18,900	$3,238	$22,138
Other investments, including equities	107,520	7,656	115,176
Net unrealized gains of the InRe Fund (2)	309,203	—	309,203
Total net unrealized gains	$435,623	$10,894	$446,517

Total investment return included in earnings (A)	$550,725	$21,410	$572,135

Other comprehensive income:
Unrealized gains, on fixed income securities, AFS, net of reclassification adjustments excluding foreign exchange (B) (1)	$2,484	$464	$2,948

Total investment return = (A) + (B)	$553,209	$21,874	$575,083

Annualized income from fixed income assets (3)	$226,944	$29,656	$256,600
Average aggregate fixed income assets, at cost (3)(4)	9,677,102	1,307,690	10,984,792
Annualized investment book yield	2.35%	2.27%	2.34%

Average aggregate invested assets, at fair value (4)	$14,009,838	$1,519,172	$15,529,010
Investment return included in net earnings	3.93%	1.41%	3.68%
Total investment return	3.95%	1.44%	3.70%
(1) Fixed income securities includes both trading and AFS short-term and fixed maturity investments as well as funds held - directly managed whereas fixed income securities, trading excludes AFS investments and fixed income securities, AFS excludes trading investments.
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
Net Investment Income
Three Months Ended September 30, 2021 versus 2020: Net investment income increased by $20.6 million primarily due to an increase in our average aggregate fixed income assets due to new business, which included the Hiscox, CNA, Liberty Mutual, AXA Group, Coca-Cola and ProSight transactions in 2021 and the Hannover Re and Munich Re transactions in 2020.
Furthermore, net investment income benefited from a reversal of previously accrued InRe Fund expenses of $14.3 million, which primarily include management and performance fee accruals which were previously included in the change in NAV prior to consolidation of the fund. The increase was partially offset by a 59 basis point decline in our annualized investment book yield, primarily due to reinvestment of fixed income securities at lower yields and time required to invest new premium.

Net Realized and Unrealized Gains (Losses):
Three Months Ended September 30, 2021 versus 2020: Net realized and unrealized losses were $273.3 million for the three months ended September 30, 2021, compared to net realized and unrealized gains of $500.0 million for the three months ended September 30, 2020, a decrease of $773.3 million. Included in net realized and unrealized gains (losses) are the following items:
•Net realized and unrealized losses on fixed income securities, including fixed income securities within our funds held portfolios of $57.7 million for the three months ended September 30, 2021, compared to net realized and unrealized gains of $67.3 million for the three months ended September 30, 2020, a decrease of $125.0 million. The losses for the three months ended September 30, 2021 were primarily driven by rising interest rates, while the gains for the three months ended September 30, 2020 were primarily driven by a tightening in credit spreads as markets normalized after the COVID-related dislocation and spread widening experienced in the first quarter of 2020.
•Net realized and unrealized losses on other investments, including equities and the InRe Fund, of $215.5 million for the three months ended September 30, 2021, compared to net realized and unrealized gains of $432.7 million for the three months ended September 30, 2020, a decrease of $648.3 million. The net realized and unrealized losses for the three months ended September 30, 2021 were driven primarily by net unrealized losses in the InRe Fund, principally driven by volatility in Chinese and other global equity markets. The realized and unrealized gains for the three months ended September 30, 2020 primarily comprised unrealized gains in the InRe Fund, fixed income funds, equity funds, CLO equities and CLO equity funds principally driven by tightening credit spreads and a continued recovery of the global equity markets in the third quarter of 2020 as markets normalized after the COVID-related dislocation and spread widening experienced in the first quarter of 2020.

The following tables summarize our investment results for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021
	Investments	Legacy Underwriting	Total
Net investment income:	(in thousands of U.S. dollars)
Fixed income securities (1)	$207,840	$1,874	$209,714
Cash and restricted cash	(560)	(453)	(1,013)
Other investments, including equities	41,457	—	41,457
Less: Investment expenses	(12,164)	(79)	(12,243)
Net investment expense of the InRe Fund (2)	(6,954)	—	(6,954)
Total net investment income	$229,619	$1,342	$230,961

Net realized gains:
Fixed income securities (1)	$43,444	$61	$43,505
Other investments, including equities	21,435	—	21,435
Net realized gains of the InRe Fund (2)	597,171	—	597,171
Total net realized gains	$662,050	$61	$662,111

Net unrealized gains (losses):
Fixed income securities, trading (1)	$(230,076)	$(2,067)	$(232,143)
Other investments, including equities	269,859	380	270,239
Net unrealized losses of the InRe Fund (2)	(589,040)	—	(589,040)
Total net unrealized losses	$(549,257)	$(1,687)	$(550,944)

Total investment return included in earnings (A)	$342,412	$(284)	$342,128

Other comprehensive loss:
Unrealized losses, on fixed income securities, AFS, net of reclassification adjustments excluding foreign exchange (B) (1)	$(73,117)	$(61)	$(73,178)

Total investment return = (A) + (B)	$269,295	$(345)	$268,950

Annualized income from fixed income assets (3)	$276,373	$1,893	$278,266
Average aggregate fixed income assets, at cost (3)(4)	14,278,235	228,170	14,506,405
Annualized investment book yield	1.94%	0.83%	1.92%

Average aggregate invested assets, at fair value (4)	$19,578,073	$243,711	$19,821,784
Investment return included in net earnings	1.75%	(0.12)%	1.73%
Total investment return	1.38%	(0.14)%	1.36%
(1) Fixed income securities includes both trading and AFS short-term and fixed maturity investments as well as funds held - directly managed whereas fixed income securities, trading excludes AFS investments and fixed income securities, AFS excludes trading.
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
(3) Fixed income assets includes fixed income securities and cash and restricted cash.
(4) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP condensed consolidated financial statements.

	Nine Months Ended September 30, 2020
	Investments	Legacy Underwriting	Total
Net investment income:	(in thousands of U.S. dollars)
Fixed income securities (1)	$192,998	$21,132	$214,130
Cash and restricted cash	2,332	1,214	3,546
Other investments, including equities	28,207	5,673	33,880
Less: Investment expenses	(8,257)	(2,012)	(10,269)
Total net investment income	$215,280	$26,007	$241,287

Net realized gains:
Fixed income securities (1)	$102,588	$3,095	$105,683
Other investments, including equities	7,579	1,632	9,211
Total net realized gains	$110,167	$4,727	$114,894

Net unrealized gains (losses):
Fixed income securities, trading (1)	$105,787	$(4,373)	$101,414
Other investments, including equities	(6,870)	(285)	(7,155)
Net unrealized gains of the InRe Fund (2)	629,399	—	629,399
Total net unrealized gains (losses)	$728,316	$(4,658)	$723,658

Total investment return included in earnings (A)	$1,053,763	$26,076	$1,079,839

Other comprehensive income:
Unrealized gains, on fixed income securities, AFS, net of reclassification adjustments excluding foreign exchange (B) (1)	$41,683	$2,046	$43,729

Total investment return = (A) + (B)	$1,095,446	$28,122	$1,123,568

Annualized income from fixed income assets (3)	$260,440	$29,795	$290,235
Average aggregate fixed income assets, at cost (3)(4)	9,438,885	1,296,593	10,735,478
Annualized investment book yield	2.76%	2.30%	2.70%

Average aggregate invested assets, at fair value (4)	$13,072,825	$1,518,373	$14,591,198
Investment return included in net earnings	8.06%	1.72%	7.40%
Total investment return	8.38%	1.85%	7.70%
(1) Fixed income securities includes both trading and AFS short-term and fixed maturity investments as well as funds held - directly managed whereas fixed income securities, trading excludes AFS investments and fixed income securities, AFS excludes trading investments.
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
Net Investment Income:
Nine Months Ended September 30, 2021 versus 2020: Net investment income decreased by $10.3 million, primarily due to a $4.4 million decrease in net investment income from fixed income securities and $7.0 million of expenses related to the InRe Fund. The InRe Fund expenses primarily include management and performance fee accruals which were previously included in the change in NAV prior to consolidation of the fund. Our annualized investment book yield declined by 78 basis points, primarily due to reinvestment of fixed income securities at lower yields and time required to invest new premium, partially offset by an increase in our average aggregate fixed income assets due to new business, which included the Hiscox, CNA, Liberty Mutual, AXA Group, Coca-Cola and ProSight transactions in 2021 and the Hannover Re, Munich Re, Aspen, AXA Group and Lyft transactions in 2020.

Net Realized and Unrealized Gains:
Nine Months Ended September 30, 2021 versus 2020: Net realized and unrealized gains were $111.2 million for 2021, compared to $838.6 million for 2020, a decrease of $727.4 million. Included in net realized and unrealized gains are the following items:
•Net realized and unrealized losses on fixed income securities, including fixed income securities within our funds held portfolios, of $188.6 million for the nine months ended September 30, 2021, compared to net realized and unrealized gains of $207.1 million for the nine months ended September 30, 2020, a decrease of $395.7 million. The losses in the current period were primarily driven by an increase in interest rates partially offset by tightening of credit spreads. The gains in 2020 were due to a decline in interest rates partially offset by the widening of credit spreads;
•Net realized and unrealized gains on other investments, including equities and the InRe Fund, of $299.8 million for the nine months ended September 30, 2021, compared to gains of $631.5 million for the nine months ended September 30, 2020, a decrease of $331.7 million. The net realized and unrealized gains for the nine months ended September 30, 2021 were led by gains in private equity funds, fixed income funds and private debt funds, equity and equity funds and CLO equities, principally driven by a rally in risk assets and global equity markets as economies continued to re-open following the shutdowns related to the COVID-19 pandemic. The net realized and unrealized gains for the nine months ended September 30, 2020 primarily comprised of unrealized gains in the InRe Fund, private equity and private debt funds, and fixed income funds, partially offset by losses in our equity funds, CLO equities and CLO equity funds, due to the disruption in global financial markets associated with the COVID-19 pandemic.
Liquidity and Capital Resources
Overview
We aim to generate cash flows from our (re)insurance operations and investments, preserve sufficient capital for future acquisitions and new business, and develop relationships with lenders who provide borrowing capacity at competitive rates.
Our capital resources as of September 30, 2021 included ordinary shareholders' equity of $5.6 billion, preferred equity of $510.0 million, redeemable noncontrolling interest of $181.4 million, and debt obligations of $1.7 billion. Based on our current loss reserves position, our portfolios of in-force (re)insurance business, and our investment positions, we believe we are well capitalized.

The following table details our capital position:

	September 30, 2021	December 31, 2020	Change
	(in thousands of U.S. dollars)
Ordinary shareholders' equity	$5,569,865	$6,164,395	$(594,530)
Series D and E Preferred Shares	510,000	510,000	—
Total Enstar Shareholders' Equity (A)	6,079,865	6,674,395	(594,530)
Noncontrolling interest	227,072	13,609	213,463
Total Shareholders' Equity (B)	6,306,937	6,688,004	(381,067)

Senior Notes	1,269,369	843,447	425,922
Subordinated Notes	421,369	344,812	76,557
Revolving credit facility	—	185,000	(185,000)
Total debt (C)	1,690,738	1,373,259	317,479

Redeemable noncontrolling interest (D)	181,417	365,436	(184,019)

Total capitalization = (B) + (C) + (D)	$8,179,092	$8,426,699	$(247,607)

Total capitalization attributable to Enstar = (A) + (C)	$7,770,603	$8,047,654	$(277,051)

Debt to total capitalization	20.7%	16.3%	4.4%
Debt and Series D and E Preferred Shares to total capitalization	26.9%	22.3%	4.6%

Debt to total capitalization attributable to Enstar	21.8%	17.1%	4.7%
Debt and Series D and E Preferred Shares to total capitalization attributable to Enstar	28.3%	23.4%	4.9%
As of September 30, 2021, we had $1.6 billion of cash and cash equivalents, excluding restricted cash that supports (re)insurance operations, and included in this amount was $286.6 million held by our foreign subsidiaries outside of Bermuda.
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
Based on existing tax laws, regulations and our current intentions, there were no accruals as of September 30, 2021 for any material withholding taxes on dividends or other distributions.
Dividends
Historically, Enstar has not declared and has no current expectation to declare a dividend on its ordinary shares. Our strategy has been to retain earnings and invest distributions from operating subsidiaries into our business. We may re-evaluate this strategy from time to time based on overall market conditions and other factors.
We have issued 16,000 Series D Preferred Shares with an aggregate liquidation value of $400.0 million and 4,400 Series E Preferred Shares with an aggregate liquidation value of $110.0 million. The dividends on both Series of Preferred Shares are non-cumulative and may be paid quarterly in arrears on the first day of March, June, September and December of each year, only when, as and if declared.
Any payment of common or preferred dividends must be approved by our Board of Directors. Our ability to pay ordinary and preferred dividends is subject to certain restrictions.
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

On September 1, 2021, we acquired the obligations under Enhanzed Re's 5.50% Subordinated Notes due 2031 (the "2031 Subordinated Notes") which were issued to Allianz, Enhanzed Re's minority shareholder.
We use cash to fund new acquisitions of companies and significant new business. We also utilize cash for our operating expenses associated with being a public company and to pay dividends on our preference shares and interest and principal on loans from subsidiaries and on debt obligations, including loans under our credit facilities, our Senior and Junior Subordinated Notes and Enhanzed Re's 2031 Subordinated Notes (together with the Junior Subordinated Notes, the "Subordinated Notes").
Under the eligible capital rules of the Bermuda Monetary Authority, the Senior Notes qualify as Tier 3 capital and the Preferred Shares and Subordinated Notes qualify as Tier 2 capital when considering the Bermuda Solvency Capital Requirements.
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
As of September 30, 2021, all of our (re)insurance subsidiaries’ capital requirement levels were in excess of the minimum levels required. Our subsidiaries' ability to pay dividends and make other forms of distributions may also be limited by our repayment obligations under certain of our outstanding credit facility agreements and other debt instruments. Variability in ultimate loss payments may also result in increased liquidity requirements for our subsidiaries.
Sources of funds primarily consist of cash and investment portfolios acquired on the completion of acquisitions and new business, investment income earned, proceeds from sales and maturities of investments and collection of premiums receivable.

Cash balances acquired upon the purchase of (re)insurance companies are classified as cash provided by investing activities, whereas cash from new business is classified as cash provided by operating activities.
We expect to use funds from cash and investment portfolios, collected premiums, collections from reinsurance debtors, fees and commission income, investment income and proceeds from sales and redemptions of investments to meet expected claims payments and operational expenses, with the remainder used for acquisitions and additional investments. Cash provided by operating activities was positive for the nine months ended September 30, 2021 and 2020 as the cash from new business and the sale of trading securities exceeded cash used in the purchase of trading securities, with the net proceeds being used in the purchase of AFS securities and other investments included within investing cash flows.
Overall, we expect our cash flows, together with our existing capital base and cash and investments acquired and from new business, to be sufficient to meet cash requirements and to operate our business.
Cash Flows
The following table summarizes our consolidated cash flows provided by (used in) operating, investing and financing activities:

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands of U.S. dollars)
Cash provided by (used in):
Operating activities	$3,857,903	$2,104,030	$1,753,873
Investing activities	(2,050,743)	(2,011,034)	(39,709)
Financing activities	(676,143)	202,623	(878,766)
Net cash flows from discontinued operations	—	(20,735)	20,735
Effect of exchange rate changes on cash	3,863	1,727	2,136
Net increase in cash and cash equivalents	1,134,880	276,611	858,269
Cash, cash equivalents and restricted cash, beginning of period	1,373,116	971,349	401,767
Net change in cash of businesses held-for-sale	223,200	(50,638)	273,838
Total cash and cash equivalents and restricted cash, end of period	$2,731,196	$1,197,322	$1,533,874

Reconciliation to Condensed Consolidated Balance Sheets:
Cash and Cash equivalents	$1,587,158	$640,601	$946,557
Restricted cash and cash equivalents	447,533	556,721	(109,188)
Cash and restricted cash and cash equivalents of the InRe Fund	696,505	—	696,505
Total cash, cash equivalents and restricted cash	$2,731,196	$1,197,322	$1,533,874

Nine Months Ended September 30, 2021 versus 2020: Cash and cash equivalents increased by $1.1 billion during the nine months ended September 30, 2021 compared to an increase of $276.6 million during the nine months ended September 30, 2020.
For the nine months ended September 30, 2021, cash and cash equivalents increased by $1.1 billion, as cash provided by operating activities of $3.9 billion offset cash used in investing and financing activities of $2.1 billion and $676.1 million, respectively.
Cash provided by operations for the nine months ended September 30, 2021 was predominantly driven by:
(i) cash, restricted cash and cash equivalents from new business of $1.9 billion; and
(ii) the cash inflows from net sales and maturities of trading securities of $2.6 billion, primarily driven by the InRe Fund; partially offset by,
(iii) the timing of paid losses.

Cash used in investing activities for the nine months ended September 30, 2021 primarily related to:
(i) net purchases of AFS securities of $1.8 billion; and
(ii) the purchase and sales of subsidiaries, net of cash acquired and sold, respectively, of $437.8 million; partially offset by,
(iii) the impact of consolidating the opening cash and restricted cash balances of the InRe Fund of $574.1 million.
Cash used in financing activities for the nine months ended September 30, 2021 was attributable to share repurchases and preferred share dividends, partially offset by the net receipt of loans of $241.3 million.
The change in cash of businesses held-for-sale is due to the disposal of Northshore.
For the nine months ended September 30, 2020, cash and cash equivalents increased by $276.6 million, as cash provided by operating and financing activities of $2.1 billion and $202.6 million, respectively, was partially offset by cash used in investing activities of $2.0 billion.
Cash provided by operations for the nine months ended September 30, 2020 was largely the result of the proceeds from net sales and maturities of trading securities and cash and restricted cash from new business partially offset by the timing of paid losses.
Cash provided by financing activities for the nine months ended September 30, 2020 was primarily attributable to the net debt obligations drawdown of $254.8 million, partially offset by share repurchases and preferred share dividends.
Cash used in investing activities for the nine months ended September 30, 2020 was primarily related to net purchases of AFS securities of $1.5 billion and net subscriptions of other investments of $530.3 million.
The change in cash of businesses held-for-sale is due to the classification of the assets and liabilities of Northshore as held-for-sale as of September 30, 2020.
Investable Assets
We define investable assets as the sum of total investments, cash and cash equivalents, restricted cash and cash equivalents, funds held and the net variable interest entity assets of the InRe Fund. Investable assets were $21.9 billion as of September 30, 2021 as compared to $17.3 billion as of December 31, 2020, an increase of 26.6% primarily attributable to the step acquisition of Enhanzed Re and significant new business in 2021.
Reinsurance Balances Recoverable on Paid and Unpaid Losses
As of September 30, 2021 and December 31, 2020, we had reinsurance balances recoverable on paid and unpaid losses of $1.7 billion and $2.1 billion, respectively.
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
Our debt obligations were as follows:

Facility	Origination Date	Term	September 30, 2021	December 31, 2020
			(in thousands of U.S. dollars)
4.50% Senior Notes due 2022	March 10, 2017	5 years	$280,224	$349,253
4.95% Senior Notes due 2029	May 28, 2019	10 years	494,827	494,194
3.10% Senior Notes due 2031	August 24, 2021	10 years	494,318	—
Total Senior Notes			1,269,369	843,447
5.75% Junior Subordinated Notes due 2040	August 26, 2020	20 years	345,009	344,812
5.50% Enhanzed Re's Subordinated Notes due 2031	December 20, 2018	12.1 years	76,360	—
Total Subordinated Notes			421,369	344,812
EGL Revolving Credit Facility	August 16, 2018	5 years	—	185,000
Total debt obligations			$1,690,738	$1,373,259
Our debt obligations increased by $317.5 million from December 31, 2020, primarily due to the issuance of our 2031 Senior Notes and the step acquisition of Enhanzed Re, partially offset by the repayment of our Revolving Credit Facility and our tender offer for a portion of our 2022 Senior Notes.
Credit Ratings
The following table presents our credit ratings as of November 4, 2021:

Credit ratings (1)	Standard and Poor’s	Fitch Ratings
Long-term issuer	BBB (Outlook: Positive)	BBB (Outlook: Positive)
2022 and 2029 Senior Notes	BBB	BBB-
2031 Senior Notes	BBB-	BBB-
Junior Subordinated Notes	BB+	BB+
2031 Subordinated Notes	Not Rated	Not Rated
Series D and E preferred shares	BB+	BB+
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

Contractual Obligations
The following table summarizes, as of September 30, 2021, our future payments under material contractual obligations and estimated payments for losses and LAE and future policyholder benefits for the Run-off and Enhanzed Re segments by expected payment date. The table includes only obligations that are expected to be settled in cash.

		Short-term	Long-term
	Total	Less than 1 Year	1 - 3 years	3 - 5 years	6 - 10 years	More than 10 Years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and LAE for the Run-off segment (1)
Asbestos	$2,126.7	$189.1	$332.3	$261.5	$387.6	$956.2
Environmental	288.4	32.4	55.6	42.3	57.6	100.5
General Casualty	3,200.2	282.4	368.4	489.2	1,688.9	371.3
Workers' compensation/personal accident	3,121.1	252.5	514.4	496.8	655.3	1,202.1
Marine, aviation and transit	319.9	70.1	84.0	49.1	60.4	56.3
Construction defect	154.5	27.5	53.8	38.1	27.4	7.7
Professional indemnity/ Directors & Officers	1,506.2	263.9	328.8	257.5	531.8	124.2
Motor	730.6	230.4	195.0	77.3	81.4	146.5
Property	153.0	55.5	46.8	21.4	17.5	11.8
Other	561.1	136.9	146.7	87.3	82.6	107.6
StarStone International (Non-U.S.)	1,125.8	375.6	396.9	184.8	135.3	33.2
Total outstanding losses and IBNR	13,287.5	1,916.3	2,522.7	2,005.3	3,725.8	3,117.4
ULAE	436.0	67.1	91.2	65.7	101.0	111.0
Estimated gross reserves for losses and LAE for the Run-off segment (1)	13,723.5	1,983.4	2,613.9	2,071.0	3,826.8	3,228.4
Estimated gross reserves for losses and LAE for the Enhanzed Re segment
Catastrophe	177.2	88.6	88.6	—	—	—
ULAE	2.7	1.3	1.4	—	—	—
Estimated gross reserves for losses and LAE for the Enhanzed Re segment (1)	179.9	89.9	90.0	—	—	—
Future policyholder benefits (2)	1,635.1	57.7	161.4	144.7	275.3	996.0
Investing Activities
Unfunded investment commitments (3)	1,703.6	510.5	638.2	356.9	198.0	—
Financing Activities
Loan repayments (including estimated interest payments)	2,483.7	354.4	130.0	128.5	1,339.7	531.1
Total	$19,725.8	$2,995.9	$3,633.5	$2,701.1	$5,639.8	$4,755.5
(1) The reserves for losses and LAE represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our condensed consolidated financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above. The amounts in the above table represent our estimates of known liabilities as of September 30, 2021 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, certain of the reserves included in the condensed consolidated financial statements as of September 30, 2021 were acquired by us and initially recorded at fair value with subsequent amortization, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.
(2) Future policyholder benefits recorded in our condensed consolidated balance sheet as of September 30, 2021 of $1.5 billion are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.
(3) Refer to "Unfunded Investment Commitments" in Note 20 - "Commitments and Contingencies" for further details.
We generally attempt to match the duration of our investment portfolio to the duration of our general liability profile. We generally seek to maintain investment portfolios that are shorter or of equivalent duration to the liabilities in order to provide liquidity for the settlement of losses and, where possible, to avoid having to liquidate longer-dated investments. The settlement of liabilities also has the potential to accelerate the natural payout of losses and policyholder benefits, which may require additional liquidity.
In addition to the contractual obligations noted in the table above, as of September 30, 2021 we have the right to purchase the RNCI related to StarStone International from the Trident V Funds and the Dowling Funds after a certain time in the future (a "call right") and the RNCI holders have the right to sell their RNCI interests to us after a certain time in the future (a "put right"). Following closing of the Exchange Transaction we hold a call right over the portion of StarStone International owned by the Trident V Funds and the Dowling Funds, and they hold a put right to transfer those interests to us.
Off-Balance Sheet Arrangements
At September 30, 2021, we did not have any off-balance sheet arrangements, as defined by SEC rules and regulations.
Critical Accounting Estimates
Our critical accounting estimates are discussed in Management's Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2020. The following critical accounting estimate was added upon completion of the step acquisition of Enhanzed Re on September 1, 2021.
Future policyholder benefits
For further information on our future policyholder benefits, refer to Note 1 - "Significant Accounting Policies" and Note 9 - "Future Policyholder Benefits" to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Cautionary Statement Regarding Forward-Looking Statements
This quarterly report and the documents incorporated by reference herein contain statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our financial condition, results of operations, business strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of our management, as well as the markets for our securities and the insurance and reinsurance sectors in general. Statements that include words such as "estimate," "project," "plan," "intend," "expect," "anticipate," "believe," "would," "should," "could," "seek," "may" and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. All forward-looking statements are necessarily estimates or expectations, and not statements of historical fact, reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward looking statements should, therefore, be considered in light of various important factors, including those set forth in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020. These factors include:
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
Risks Relating to our Exposure to Catastrophic Events and Life Insurance Business
•risks relating to Enhanzed Re’s exposure to catastrophic events, including unpredictability and severity of catastrophic and other major loss events, failure of risk management and loss limitation methods;
•risks relating to Enhanzed Re’s life and annuity business, including mortality rates, the performance of assets to support the liabilities, and the risk of mismatch in asset/liability duration;
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
•risks relating to the liquidation of the InRe Fund, which may be volatile as a result of the InRe Fund's use of leverage, derivatives, and its exposure to Chinese equities;
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
Interest Rate and Credit Spread Risk
Interest rate risk is the price sensitivity of a security to changes in interest rates. Credit spread risk is the price sensitivity of a security to changes in credit spreads. Our investment portfolio and funds held - directly managed includes fixed maturity and short-term investments, whose fair values will fluctuate with changes in interest rates and credit spreads. We attempt to maintain adequate liquidity in our fixed maturity investments portfolio with a strategy designed to emphasize the preservation of our invested assets and provide sufficient liquidity for the prompt payment of claims, contract liabilities and future policyholder benefits, as well as for settlement of commutation payments. We also monitor the duration and structure of our investment portfolio.
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

	Interest Rate Shift in Basis Points
As of September 30, 2021	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value (1)	$14,623	$14,208	$13,818	$13,458	$13,120
Market Value Change from Base	5.8%	2.8%	—%	(2.6)%	(5.1)%
Change in Unrealized Value	$805	$390	$—	$(360)	$(698)

As of December 31, 2020	-100	-50	—	+50	+100
Total Market Value (1)	$10,632	$10,324	$10,028	$9,756	$9,495
Market Value Change from Base	6.0%	3.0%	—%	(2.7)%	(5.3)%
Change in Unrealized Value	$604	$296	$—	$(272)	$(533)
(1) Excludes equity exchange-traded funds of $349.6 million and $154.9 million as of September 30, 2021 and December 31, 2020, respectively, which are included in the Equity Price Risk section below.
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

	Credit Spread Shift in Basis Points
As at September 30, 2021	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value (1)	$14,610	$14,201	$13,818	$13,457	$13,117
Market Value Change from Base	5.7%	2.8%		(2.6)%	(5.1)%
Change in Unrealized Value	$792	$383		$(361)	$(701)

As at December 31, 2020	-100	-50	—	+50	+100
Total Market Value (1)	$10,608	$10,308	$10,028	$9,765	$9,516
Market Value Change from Base	5.8%	2.8%		(2.6)%	(5.1)%
Change in Unrealized Value	$580	$280		$(263)	$(512)
(1) Excludes equity exchange-traded funds of $349.6 million and $154.9 million for the years ended September 30, 2021 and December 31, 2020, respectively, which are included in the Equity Price Risk section below.
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
Fixed Maturity and Short-Term Investments
As a holder of $12.2 billion of fixed maturity and short-term investments, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity securities of short-to-medium duration. A table of credit ratings for our fixed maturity and short-term investments is in Note 5 - "Investments" to our condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. As of September 30, 2021, 39.7% of our fixed maturity and short-term investment portfolio was rated AA or higher by a major rating agency (December 31, 2020: 41.2%) with 3.9% rated lower than BBB- or non-rated (December 31, 2020: 3.7%). The portfolio as a whole, including cash, restricted cash, fixed maturity and short term investments and funds held - directly managed, had an average credit quality rating of A+ as of September 30, 2021 (December 31, 2020: A+). In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we believe we do not have significant concentrations of credit risk.
A summary of our fixed maturity and short-term investments by credit rating is as follows:

Credit rating	September 30, 2021	December 31, 2020	Change
AAA	24.2%	29.5%	(5.3)%
AA	15.5%	11.7%	3.8%
A	30.0%	31.6%	(1.6)%
BBB	26.4%	23.5%	2.9%
Non-investment grade	3.7%	3.5%	0.2%
Not rated	0.2%	0.2%	—%
Total	100.0%	100.0%

Average credit rating	A+	A+
Reinsurance Balances Recoverable on Paid and Unpaid Losses
We have exposure to credit risk as it relates to our reinsurance balances recoverable on paid and unpaid losses. Our (re)insurance subsidiaries remain liable to the extent that retrocessionaires do not meet their contractual obligations and, therefore, we evaluate and monitor concentration of credit risk among our reinsurers. A discussion of our reinsurance balances recoverable on paid and unpaid losses is in Note 6 - "Reinsurance Balances Recoverable on Paid and Unpaid Losses" to our condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Funds Held
Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds balance is credited with investment income and losses payable are deducted. We are subject to credit risk if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due. Our funds held are shown under two categories on the condensed consolidated balance sheets, where funds held upon which we receive the underlying portfolio economics are shown as "Funds held - directly managed," and funds held where we receive a fixed crediting rate are shown as "Funds held by reinsured companies." Both types of funds held are subject to credit risk. We routinely monitor the creditworthiness of reinsured companies with whom we have funds held arrangements. As of September 30, 2021, we had a significant funds held concentration of $3.3 billion (December 31, 2020: $955.0 million) and $1.2 billion (December 31, 2020: $182.4 million) to reinsured companies with financial strength credit ratings of A+ from A.M. Best and AA from S&P, and A+ from A.M. Best and AA- from S&P, respectively.
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

	September 30, 2021	December 31, 2020	Change
	(in millions of U.S. dollars)
Publicly traded equity investments in common and preferred stocks	$257.5	$260.8	$(3.3)
Privately held equity investments in common and preferred stocks	359.1	274.7	84.4
Private equity funds	598.9	363.1	235.8
Equity funds	4.8	190.8	(186.0)
Equity exchange traded funds	349.6	154.9	194.7
Fair value of equities at risk	$1,569.9	$1,244.3	$325.6

Impact of 10% decline in fair value	$157.0	$124.4	$32.6
Hedge Funds
As of September 30, 2021, we had investments of $215.4 million (December 31, 2020: $2.6 billion) in hedge funds, included within our other investments, at fair value, that have exposure to interest rate, credit spread, and equity price risk given the underlying assets in those funds.
Effective April 1, 2021, the InRe Fund was consolidated by us. As a result, the carrying amounts of the assets and liabilities of the InRe Fund are presented separately in “variable interest entity assets of the InRe Fund” and “variable interest entity liabilities of the InRe Fund” within the condensed consolidated balance sheet as of September 30, 2021. Refer to "Consolidated Variable Interest Entity - InRe Fund" below for further details on market risks as at September 30, 2021. As of December 31, 2020, our investment in the InRe Fund was $2.4 billion.
As of September 30, 2021 and December 31, 2020, the impact of a 10% decline in the fair value of these investments would have been $21.5 million and $263.8 million, respectively. These hedge funds may employ investment strategies that involve the use of leverage and short sales, which would have the effect of increasing interest rate, credit spread, and equity price sensitivity such that a 10% decline in market prices could reduce the fair value of our investment in the funds by more than 10%.

Foreign Currency Risk
The table below summarizes our net exposures to foreign currencies:

	AUD	CAD	EUR	GBP	Other	Total
As of September 30, 2021	(in millions of U.S. dollars)
Total net foreign currency exposure	$(8.7)	$(6.4)	$(4.2)	$(22.8)	$0.3	$(41.8)
Pre-tax impact of a 10% movement in USD(1)	$(0.9)	$(0.6)	$(0.4)	$(2.3)	$—	$(4.2)

As of December 31, 2020
Total net foreign currency exposure	$7.0	$(1.9)	$24.4	$38.9	$1.5	$69.9
Pre-tax impact of a 10% movement in USD(1)	$0.7	$(0.2)	$2.4	$3.9	$0.2	$7.0
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
We use foreign currency forward exchange rate contracts to manage foreign currency risk. To the extent our foreign currency exposure is not matched or hedged, we may experience foreign exchange losses or gains, which would be reflected in our consolidated results of operations and financial condition.
Effects of Inflation
Inflation may have a material effect on our consolidated results of operations by its effect on our assets and our liabilities. Inflation could lead to higher interest rates, resulting in a decrease in the market value of our fixed maturity portfolio. We may choose to hold our fixed maturity investments to maturity, which would result in the unrealized gains or losses accreting back over time. Inflation may also affect the value of certain of our liabilities, primarily our estimate for losses and LAE, such as our cost of claims which includes medical treatments, litigation costs and judicial awards, as well as our provision for future policyholder benefits. Although our estimate for losses and LAE and our provision for future policyholder benefits is established to reflect the likely payments in the future, we would be subject to the risk that inflation could cause these amounts to be greater than the current estimate. We seek to take this into account when setting reserves and pricing new business. However, the actual effects of inflation on our consolidated results of operations cannot be accurately known until claims are ultimately settled.
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

The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, in the InRe Fund’s fixed maturity investments portfolio classified as trading and certain securities sold, but not yet purchased :

	Interest Rate Shift in Basis Points
As at September 30, 2021	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$22	$24	$25	$26	$27
Market Value Change from Base	(9.7)%	(4.8)%	—%	4.8%	9.7%
Change in Unrealized Value	$(2.4)	$(1.2)	$—	$1.2	$2.4
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
The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in credit spreads assuming interest rates remain fixed, in the InRe Fund’s fixed maturity investments portfolio classified as trading:

	Credit Spread Shift in Basis Points
As at September 30, 2021	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$18	$20	$22	$24	$26
Market Value Change from Base	(17.8)%	(9.1)%	—%	9.1%	18.2%
Change in Unrealized Value	$(3.9)	$(2.0)	$—	$2.0	$4.0
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
Fixed Maturity Investments
As a holder of $59.0 million in fixed maturity investments, the InRe Fund also has exposure to credit risk as a result of investment ratings downgrades or issuer defaults. A table of credit ratings for the InRe Fund’s fixed maturity investments is in Note 12 - "Variable Interest Entities" to the condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. As of September 30, 2021, none of the InRe Fund’s fixed maturity investment portfolio was rated AA or higher by a major rating agency with the remainder either rated below AA or unrated.

A summary of the InRe Fund’s fixed maturity investments by credit rating is as follows:

September 30, 2021
A	3.2%
Non-Investment grade	7.5%
Not rated	89.3%
Total	100.0%
Equity Price Risk
InRe Fund’s portfolio of equity and derivative investments have exposure to equity price risk, which is the risk of potential loss in fair value resulting from adverse changes in stock prices. Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the prices of securities. The InRe Fund’s derivative portfolio includes exchange-traded derivatives, derivatives contracted in the over-the-counter market, and options forward contracts.
The following table summarizes the aggregate hypothetical change in fair value from a 10% decline in the overall market prices of the InRe Fund's equities at risk:

September 30, 2021
(in millions of U.S. dollars)
Publicly traded equity investments in common stocks	$338.0
Convertible bonds	53.0
Net derivative assets (1)	(47.0)
Fair value of equities at risk	$344.0

Impact of 10% decline in fair value	$54.0
(1) Includes equity options/swaps and index futures.
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
For additional information regarding market risks relevant to the InRe Fund, refer to Note 12 - "Variable Interest Entities" to our condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

Foreign Currency Risk
The table below summarizes the InRe Fund’s net exposures to foreign currencies:

	CNH	HKD	Other	Total
As of September 30, 2021	(in millions of U.S. dollars)
Total net foreign currency exposure	$39.0	$101.0	$(15.0)	$125.0
Pre-tax impact of a 10% movement in USD(1)	$(3.9)	$(10.1)	$1.5	$(12.5)
(1)Assumes 10% change in U.S. dollar relative to other currencies.
To the extent the InRe Fund’s foreign currency exposure is not matched or hedged, the InRe Fund may experience foreign exchange losses or gains, which would be reflected in the InRe Fund’s results of operations which, in turn, would affect our consolidated results of operations and financial condition.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2021. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, except as noted below, that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
On September 1, 2021, we completed our acquisition of the controlling interest of Enhanzed Re. As of September 30, 2021, Enhanzed Re represented 12.9% of our total assets. As Enhanzed Re is reported on a on quarter lag, its results for the month of September 2021 did not impact our total income and net earnings as a consolidated subsidiary. We are in the process of evaluating internal control over financial reporting for Enhanzed Re and have accordingly excluded Enhanzed Re from our evaluation of internal control over financial reporting and related disclosure controls and procedures.
Changes in Internal Control Over Financial Reporting
Other than the Enhanzed Re acquisition referenced above, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of legal proceedings, see Note 20 - "Commitments and Contingencies" in the notes to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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
We have made significant direct investments in a consolidated hedge fund, which is in an orderly liquidation process. Minimizing losses during the liquidation process is dependent on market conditions, which have been volatile recently, as well as the manager’s ability to effectively sell assets in an orderly manner.
We have made significant direct investments in the InRe Fund, L.P. (the “InRe Fund”), which is in an orderly liquidation process. For more information about the InRe Fund refer to Note 12 - "Variable Interest Entities" to our condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Subject to certain limitations, the investment manager of the InRe Fund has broad discretionary authority to determine the manner in which the assets in the InRe Fund are liquidated. As a result, the value we ultimately realize from the liquidation of the InRe Fund's investments is, in part, dependent on the manager’s ability to effectively sell assets in an orderly manner. The failure of the investment manager or any of its key personnel to perform adequately could result in losses during the liquidation process, which could significantly and negatively affect our investment returns and results of operations.
The InRe Fund has employed investment strategies and trading techniques that involve the use of margin, derivatives (including contracts for differences), and other forms of financial leverage or short sales. Furthermore, the InRe Fund has exposure to Asian markets, including through investments in Chinese equities, which have recently experienced high levels of volatility. As a result of the InRe Fund's exposures, unfavorable market conditions during the liquidation process could result in significant or outsized realized or unrealized losses as the portfolio is wound down, which could materially adversely impact our financial condition and results of operations.
Enhanzed Re has exposure to catastrophic events that presents inherent risks and uncertainties, which could have a material adverse effect on our business, financial condition and results of operations.
Through our interest in Enhanzed Re, we have exposure to claims arising out of unpredictable natural and man-made catastrophic events (including hurricanes, windstorms, tsunamis, severe weather, earthquakes, floods, fires, droughts, explosions, environmental contamination, acts of terrorism, cyber events and war or political unrest, changing climate patterns and ocean temperature conditions that could increase the frequency and severity of catastrophe events and natural disasters to which we have loss exposure). For example, during calendar year 2021, Enhanzed Re has experienced losses relating to the German Floods, Hurricane Ida, the European Storms and the Texas Winter Storms. In addition, Enhanzed Re has experienced underwriting losses within its catastrophe lines of business resulting from business interruption claims relating to the COVID-19 pandemic. Although reserves have been established against these losses as of September 30, 2021, there can be no assurance that the estimates of losses and loss adjustment expenses will be adequate. In addition, U.S. GAAP does not permit insurers and reinsurers to reserve for catastrophes until they occur, which means that claims from these events could cause substantial volatility in our financial results for any fiscal quarter or year and could have a material adverse effect on our financial condition and results of operations. We are also exposed to the potential failure of our risk management and loss limitation methods (described in “Business - Enterprise Risk Management" included in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2020) to adequately manage our loss exposure or provide sufficient protection against losses arising from Enhanzed Re.
Our life and annuity business within Enhanzed Re is subject risks relating to Enhanzed Re’s life and annuity business, including mortality rates, the performance of assets to support the liabilities, and the risk of mismatch in asset/liability duration.
The profitability of Enhanzed Re’s life and annuity products depends in part on the value of the investments supporting them, including structured products, which are illiquid and can fluctuate substantially depending on market conditions. This results in an exposure to market risk associated with Enhanzed Re’s life and annuity products, which is the risk of loss from changes in interest rates and fixed income security prices. In addition,

Enhanzed Re is exposed to the risk of mismatch in asset/liability duration, which could expose Enhanzed Re, and us in turn, to the risk of losses and liquidity stress. For example, if a greater number of policyholders than expected elect to receive lump sum payments in lieu of retaining their policies and annuity contracts, it could expose Enhanzed Re to liquidity stress and create losses. In addition, reserves for life policy benefits are based on certain assumptions, including mortality, expenses, and discount rates based on expected yields at acquisition. The adequacy of the life reserves established by Enhanzed Re is contingent on actual experience related to these key assumptions. If actual experience differs from these assumptions, or the assumptions are changed based on new information or experience, it could materially and adversely impact our financial performance.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about ordinary shares acquired by the Company during the three months ended September 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Dollar Value) of Shares that May Yet be Purchased Under the Program (1)
Beginning dollar amount available to be repurchased				$112,561
July 1, 2021 - July 31, 2021	3,794,711	$234.54	45,311	—
August 1, 2021 - August 31, 2021	—	$—	—	—
September 1, 2021 - September 30, 2021	—	$—	—	—
Ending dollar amount available to be repurchased				—
	3,794,711		45,311	$—
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

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K/A filed on May 2, 2011).

3.2	Sixth Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 15, 2021).

3.3	Certificate of Designations of Series C Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 17, 2016).

3.4	Certificate of Designations of 7.00% fixed-to-floating rate perpetual non-cumulative preference shares, Series D (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 27, 2018).

3.5	Certificate of Designations of 7.00% perpetual non-cumulative preference shares, Series E (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 21, 2018).

4.1	Fourth Supplemental Indenture, dated as of August 24, 2021, between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on August 24, 2021).

10.1	Purchase Agreement dated as of July 15, 2021 by and among Enstar Group Limited, HHLR Fund, L.P., YHG Investment, L.P. and Hillhouse Fund III, L.P. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on July 15, 2021).

10.2	Purchase Agreement dated as of July 15, 2021 by and among Cavello Bay Reinsurance Limited and HH ENZ Holdings, Ltd. (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on July 15, 2021).

10.3	Agreement and General Release, dated August 11, 2021, by and between Enstar Group Limited and Zachary Wolf (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on August 13, 2021).

10.4*	Fifth Amendment to Letter of Credit Facility Agreement, dated as of August 16, 2021, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, London Branch, The Bank of Nova Scotia and each of the lenders party thereto.

10.5	Amendment No. 1 to Amended and Restated Employment Agreement, dated September 16, 2021 by and between Enstar Group Limited and Orla M. Gregory (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on September 21, 2021).

22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22.1 of the Company’s Form 10-Q filed on November 6, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

_______________________________
* filed herewith
** furnished herewith
+ denotes management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2021.

ENSTAR GROUP LIMITED

By:	/S/ Orla Gregory
Orla Gregory Chief Operating Officer, Acting Chief Financial Officer, Authorized Signatory, Principal Financial Officer

By:	/s/ Michael Murphy
Michael Murphy Deputy Chief Financial Officer, Principal Accounting Officer