Form 10-K
period 2021-12-31
Enstar Group LTD
filed 2022-02-24
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of June 30, 2021 was $2.6 billion based on the closing price of $238.92 per ordinary share on the NASDAQ Stock Market on that date. Shares held by officers and directors of the registrant and their affiliated entities have been excluded from this computation. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of February 22, 2022, the registrant had outstanding 16,522,526 voting ordinary shares and 1,597,712 non-voting convertible ordinary shares, each par value $1.00 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to its 2022 annual general meeting of shareholders are incorporated by reference in Part III of this Form 10-K

AUDITOR INFORMATION
Auditor Name: KPMG Audit Limited	Auditor Location: Hamilton, Bermuda	Auditor Firm ID: 1297

Enstar Group Limited
Annual Report on Form 10-K
For the Year Ended December 31, 2021

GLOSSARY OF DEFINED TERMS

GLOSSARY OF KEY TERMS

A&E	Asbestos and environmental
Accident year	The annual calendar accounting period in which loss events occurred, regardless of when the losses are actually reported, recorded or paid.
Acquisition costs	Costs that are directly related to the successful efforts of acquiring new insurance contracts or renewing existing insurance contracts, and which principally consist of incremental costs such as: commissions, brokerage expenses, premium taxes and other fees incurred at the time that a contract or policy is issued
ADC	Adverse development cover – A retrospective reinsurance arrangement that will insure losses in excess of an established reserve and provide protection up to a contractually agreed amount.
Adjusted BVPS	Adjusted book value per ordinary share - Non-GAAP financial measure calculated by dividing Enstar ordinary shareholders’ equity, adjusted to add the proceeds from assumed exercise of warrants, by the number of ordinary shares outstanding, adjusted for the exercise of warrants and equity awards granted and not yet vested. See “Non-GAAP Financial Measures” in Item 7 for reconciliation.
Adjusted RLE	Adjusted run-off liability earnings - Non-GAAP financial measure calculated by dividing adjusted prior period development by average adjusted net loss reserves. See “Non-GAAP Financial Measures” in Item 7 for reconciliation.
Adjusted ROE	Adjusted return on equity - Non-GAAP financial measure calculated by dividing adjusted operating income (loss) attributable to Enstar ordinary shareholders by adjusted opening Enstar ordinary shareholders’ equity. See “Non-GAAP Financial Measures” in Item 7 for reconciliation.
Adjusted TIR	Adjusted total investment return - Non-GAAP financial measure calculated by dividing adjusted total investment return by average adjusted total investable assets. See “Non-GAAP Financial Measures” in Item 7 for reconciliation.
AFS	Available-for-sale
Allianz	Allianz SE, joint venture partner in Enhanzed Re
AmTrust	AmTrust Financial Services, Inc.
AOCI	Accumulated other comprehensive income (loss)
APRA	Australian Prudential Regulation Authority
Arden	Arden Reinsurance Company Ltd.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Atrium	Atrium Underwriting Group Limited and its subsidiaries
BMA	Bermuda Monetary Authority
BSCR	Bermuda Solvency Capital Requirement
BVPS	Book value per ordinary share - GAAP financial measure calculated by dividing Enstar ordinary shareholders’ equity by the number of ordinary shares outstanding.
Cavello	Cavello Bay Reinsurance Limited
CISSA	Commercial Insurer's Solvency Self-Assessment
Citco	Citco III Limited
CLO	Collateralized loan obligation
CNA	Continental Casualty Company
Commutation	An agreement that provides for the complete discharge of all obligations between the parties under a particular reinsurance contract for an agreed upon up-front fee
Core Specialty	Core Specialty Insurance Holdings, Inc.
DAC	Deferred acquisition costs
DCo	DCo, LLC
Defendant A&E liabilities	Defendant asbestos and environmental liabilities - Non-insurance liabilities relating to amounts for indemnity and defense costs for pending and future claims, as well as amounts for environmental liabilities associated with our properties

GLOSSARY OF DEFINED TERMS

DCA	Deferred charge asset - The amount by which estimated ultimate losses payable exceed the premium consideration received at the inception of a retroactive reinsurance agreement
Dowling Funds	Dowling Capital Partners I, L.P. and Capital City Partners LLC
EB Trust	The Enstar Group Limited Employee Benefit Trust
ECR	Enhanced capital requirement
EGL	Enstar Group Limited
EMAL	Enstar Managing Agency Limited
Enhanzed Re	Enhanzed Reinsurance Ltd.
Enstar	Enstar Group Limited and its consolidated subsidiaries
Enstar Finance	Enstar Finance LLC
Exchange Transaction	The exchange of a portion of our indirect interest in Northshore for all of the Trident V Funds’ indirect interest in StarStone U.S.
FAL	Funds at Lloyd's - A deposit in the form of cash, securities, letters of credit or other approved capital instrument that satisfies the capital requirement to support the Lloyd's syndicate underwriting capacity
FCA	U.K. Financial Conduct Authority
Funds held	The account created with premium due to the reinsurer pursuant to the reinsurance agreement, the balance of which is credited with investment income and losses paid are deducted
Funds held by reinsured companies	Funds held, as described above, where we receive a fixed credit rating
Funds held - directly managed	Funds held, as described above, where we receive the underlying portfolio economics
Future policyholder benefits	The provision recorded on the balance sheet relating to life reinsurance contracts, which are based on the present value of anticipated future cash flows and mortality rates
Group	(Re)insurance companies of Enstar Group Limited
GSSA	Group Solvency Self-Assessment
IBNR	Incurred but not reported - In addition to unreported claims, may include provisions for the possibility that reported claims may settle for amounts that differ from the established case reserves as well as the potential for closed claims to re-open. These provisions are shown net of reinsurance balances recoverable
Inigo	Inigo Limited
InRe Fund	InRe Fund, L.P.
Investable assets	The sum of total investments, cash and cash equivalents, restricted cash and cash equivalents and funds held
JSOP	Joint Share Ownership Program
LAE	Loss adjustment expenses
Lloyd's	This term may refer to either the society of individual and corporate underwriting members that pool and spread risks as members of one or more syndicates, or the Corporation of Lloyd’s, which regulates and provides support services to the Lloyd’s market
LOC	Letters of credit
LPT	Loss Portfolio Transfer - Retroactive reinsurance transaction in which loss obligations that are already incurred are ceded to a reinsurer, subject to any stipulated limits
Monument Re	Monument Insurance Group Limited
Morse TEC	Morse TEC LLC
NAIC	National Association of Insurance Commissioners
NAV	Net asset value
NCI	Noncontrolling interest
New business	Material transactions, other than business acquisitions, which generally take the form of reinsurance or direct business transfers
North Bay	North Bay Holdings Limited
Northshore	Northshore Holdings Limited

GLOSSARY OF DEFINED TERMS

OLR	Outstanding loss reserves - Provisions for claims that have been reported and accrued but are unpaid at the balance sheet date
Parent Company	Enstar Group Limited and not any of its consolidated subsidiaries
Policy buy-back	Similar to a commutation, for direct insurance contracts
pp	Percentage points - Numerical difference between two percentages
PPD	Prior period development - Changes to loss estimates recognized in the current calendar year that relate to loss reserves established in previous calendar years
PRA	U.K. Prudential Regulation Authority
Private equity funds	Investments in limited partnerships and limited liability companies
PSU	Performance share units
Range of Outcomes	The range of gross loss and LAE reserves implied by the various methodologies used by each of our (re)insurance subsidiaries
RBC	Risk-based capital
Reinsurance to close (RITC)	A business transaction to transfer estimated future liabilities attached to a given year of account of a Lloyd's syndicate into a later year of account of either the same or different Lloyd's syndicate in return for a premium
Reserves for losses and LAE	Management's best estimate of the ultimate cost of settling losses as of the balance sheet date. This includes OLR and IBNR
Retroactive reinsurance	Contracts that provide indemnification for losses and LAE with respect to past loss events
RLE	Run-off liability earnings – GAAP-based financial measure calculated by dividing prior period development by average net loss reserves
RNCI	Redeemable noncontrolling interest
ROE	Return on equity - GAAP-based financial measure calculated by dividing net earnings (loss) attributable to Enstar ordinary shareholders by opening Enstar ordinary shareholders’ equity
Run-off	A line of business that has been classified as discontinued by the insurer that initially underwrote the given risk
Run-off portfolio	A group of insurance policies classified as run-off
SCR	Solvency Capital Requirement
SEC	U.S. Securities and Exchange Commission
SGL No. 1	SGL No. 1 Limited
SISE	StarStone Insurance SE
SSHL	StarStone Specialty Holdings Limited
StarStone Group	StarStone U.S. Holdings, Inc. and its subsidiaries and StarStone International
StarStone International	StarStone's non-U.S. operations
StarStone U.S.	StarStone U.S. Holdings, Inc. and its subsidiaries
Step Acquisition	The purchase of the entire equity interest of an affiliate of Hillhouse Capital Management Ltd and Hillhouse Capital Advisors, Ltd. in Enhanzed Re
Stone Point	Stone Point Capital LLC
SUL	StarStone Underwriting Limited
TIR	Total investment return - GAAP financial measure calculated by dividing total investment return recognized in earnings for the applicable period by average total investable assets
Trident V Funds	Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P.
TSA	Transition Services Agreement
2020 Repurchase Program	An ordinary share repurchase program adopted by our Board of Directors on March 9, 2020, for the purpose of repurchasing a limited number of our ordinary shares, not to exceed $150 million in aggregate. This plan was terminated on July 15, 2021.
2021 Repurchase Program	An ordinary share repurchase program adopted by our Board of Directors on November 29, 2021, which is effective through November 30, 2022. Under this program, we may repurchase a limited number of our ordinary shares, not to exceed $100 million in aggregate.

GLOSSARY OF DEFINED TERMS

U.K. Regulator	The FCA together with the PRA
U.S. GAAP	Accounting principles generally accepted in the United States of America
ULAE	Unallocated loss adjustment expenses - Loss adjustment expenses relating to run-off costs for the estimated payout of the run-off, such as internal claim management or associated operational support costs
Unearned premium reserve	The unexpired portion of policy premiums that will be earned over the remaining term of the insurance contract
VIE	Variable interest entities

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report and the documents incorporated by reference herein contain statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our financial condition, results of operations, business strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of our management, as well as the markets for our securities and the reinsurance sectors in general.
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
These forward looking statements should, therefore, be considered in light of various important risk factors, including those set forth in this annual report and the documents incorporated by reference herein, which could cause actual results to differ materially from those suggested by the forward-looking statements. These risk factors include:
•the adequacy of our loss reserves and the need to adjust such reserves as claims develop over time, including due to the impact of emerging claim and coverage issues and disputes that could impact reserve adequacy;
•risks relating to our acquisitions, including our ability to evaluate opportunities, successfully price acquisitions, address operational challenges, support our planned growth and assimilate acquired portfolios and companies into our internal control system in order to maintain effective internal controls, provide reliable financial reports and prevent fraud;
•increased competitive pressures, including increased competition in the market for run-off business;
•risks relating to our ability to obtain regulatory approvals, including the timing, terms and conditions of any such approvals, and to satisfy other closing conditions in connection with our acquisition agreements, which could affect our ability to complete acquisitions;
•risks relating to Enhanzed Re’s life and annuity business, including the performance of assets to support the liabilities, the risk of mismatch in asset/liability duration and assumptions used to estimate reserves for future policy benefits proving to be inaccurate;
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
•risks relating to the availability and collectability of our ceded reinsurance;
•the ability of our subsidiaries to distribute funds to us and the resulting impact on our liquidity;
•losses due to foreign currency exchange rate fluctuations;
•risks relating to climate change and its potential impact on the returns from our run-off business and our investments;
•the risk that the value of our investment portfolios and the investment income that we receive from these portfolios may decline materially as a result of market fluctuations and economic conditions, including those related to interest rates, credit spreads and equity prices;
•risks relating to our ability to structure our investments in a manner that recognizes our liquidity needs;
•risks relating to our strategic investments in alternative asset classes and joint ventures, which are illiquid and may be volatile;

•risks relating to our ability to accurately value our investments, which requires methodologies, estimates and assumptions that can be highly subjective, and the inaccuracy of which could adversely affect our financial condition;
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
•changes in tax laws or regulations applicable to us or our subsidiaries, or the risk that we or one of our non-U.S. subsidiaries become subject to significant, or significantly increased, income taxes in the United States or elsewhere; and
•risks relating to the ownership of our shares resulting from certain provisions of our bye-laws and our status as a Bermuda company.
The risk factors listed above should not be construed as exhaustive and should be read in conjunction with the Risk Factors that are included in Item 1A below. We undertake no obligation to publicly update or review any forward-looking statement, whether to reflect any change in our expectations with regard thereto, or as a result of new information, future developments or otherwise, except as required by law.

PART I

ITEM 1. BUSINESS

Overview

Enstar Group Limited ("Enstar") is a leading global (re)insurance group that offers capital release solutions through our network of group companies. We seek to create value by managing (re)insurance companies and portfolios of (re)insurance and other liability business in run-off and striving to generate an attractive risk-adjusted return from our investment portfolio. These solutions release capital, dispose of non-core businesses and portfolios, achieve early finality, and manage claims volatility for our counterparties. In this report, the terms "Enstar," "the Company," "us," and "we" are used interchangeably to describe Enstar and our subsidiary companies.
We acquire legacy liabilities and (re)insurance reserves from companies and provide retroactive reinsurance coverage for portfolios of (re)insurance business, primarily via loss portfolio transfer contracts (“LPTs”). Additionally, we provide reinsurance contracts to other (re)insurers to mitigate some of their risk of future adverse development (an adverse development cover, or “ADC”) on insurance risks relating to prior accident years.
A run-off portfolio is a group of insurance policies generally described by the accident year and line of business that has been classified as discontinued business by the insurer that initially underwrote the risks. The facts and circumstances underlying an insurer’s or company's (seller's) decision to put a portfolio into run-off or seek ADC contracts varies. Usually, the portfolios of risks have become inconsistent with the seller’s core competencies, provide unwanted exposure to a particular risk or segment of the market and/or absorb capital that the seller may wish to deploy elsewhere. These discontinued portfolios are often associated with potentially large exposures and lengthy time periods before resolution of the last remaining insured claims, resulting in uncertainty to the (re)insurer covering those risks. An owner of a company with direct exposure to asbestos and environmental liabilities may wish to dispose of their exposure to such liabilities for similar reasons.
We seek to obtain claims resolutions and settlements on the actual and potentially valid claims within each portfolio quickly, where feasible, to avoid lengthy and continuing defense costs. If we are successful at settling claims or otherwise manage the expected value of the losses for less than our carried reserves, we recognize favorable prior period development within our net incurred loss and loss adjustment expenses. Similarly, we may experience adverse development on the carried reserves. We include the development as a component of our performance, or run-off liability earnings (“RLE”).
Our claims handling responsibilities and authorities can vary from contract to contract. Generally, we have direct claims management authority for most of our LPT’s and passive claims monitoring, oversight and influence over our ADC portfolios, where our counterparty would typically benefit from our experience with managing similar claims. We may also seek to commute acquired reinsurance contracts and buy back underlying insurance policies, where appropriate.
We receive premium for our retroactive reinsurance solutions and invest these funds to generate investment earnings. We negotiate the investment class, fixed income duration and minimum asset quality needed for each portfolio with the reinsured as these investments are typically pledged as collateral within the reinsurance contract. For our remaining investments we decide within our investment allocation strategy the asset types, risk, liquidity and expected returns.
The substantial majority of our acquisitions have been in the run-off business, which generally includes property and casualty, workers’ compensation, asbestos and environmental (“A&E”), professional indemnity, directors and officers, construction defect, motor, marine, aviation and transit, and other closed and discontinued blocks of business.

110+ Transactions Completed Since 2000	$32.4 billion* Total Liabilities Acquired Since 2000	27% Increase in Book Value Per Ordinary Share 2019-2021 (Three Year Average)	24% Return on Equity 2019-2021 (Three Year Average)
*Total liabilities acquired includes gross loss reserves and defendant A&E liabilities.
Enstar Group Limited | 2021 Form 10-K                 9

ITEM 1 | Business | Strategy

Our Strategy

Leverage Management’s Extensive Experience and Industry Relationships

We leverage our senior managements’ skills and experience to solidify our position as a leading run-off acquirer with a demonstrated ability to identify and execute growth opportunities.
Engage in Disciplined Acquisition Practices

When assessing potential acquisition targets, we carefully analyze risk exposures, claims practices, reserves and our return requirements as part of our detailed due diligence process. We value opportunities that include risk exposures and other characteristics that we have had prior experience managing.
Manage Claims Professionally, Expeditiously, and Cost-Effectively

We aim to generate RLE by drawing on in-house expertise to dispose of claims efficiently, paying valid claims on a timely basis, and relying on policy terms and exclusions where applicable, and litigation when necessary, to defend against paying invalid claims.
Manage Assumed Liabilities and (Re)insurance Assets Cost-Effectively

Using detailed claims analysis and actuarial projections, we seek to negotiate with policyholders and reinsurers with a goal of settling existing (re)insurance liabilities and monetizing (re)insurance assets in a cost efficient manner.
Prudently Manage Investments and Capital

We strive to achieve attractive risk-adjusted returns, while growing profitability and generating long-term growth in shareholder value.
2021 Strategic Developments

Completed Exit of Active Underwriting Platforms

We completed the strategic exit from our active underwriting platforms with our sales of Northshore Holdings Limited ("Northshore"), the holding company that owns Atrium Underwriting Group Limited and its subsidiaries (collectively, "Atrium") and Arden Reinsurance Company Ltd. ("Arden").
In addition, we sold StarStone Underwriting Limited ("SUL"), a Lloyd's managing agency, together with the right to operate Lloyd's Syndicate 1301, to Inigo Limited ("Inigo").
On January 1, 2021, we placed our Starstone International business into run-off and transferred the associated net reserves from our legacy underwriting to our run-off segment.
While we continue to maintain minority equity investment interest in Northshore (13.8%) and Inigo (5.4%), as well as Core Specialty, our previously owned Starstone U.S. active underwriting business (24.7%), these strategic transactions enable us to focus on our core business of acquiring and managing (re)insurance companies and portfolios of (re)insurance business in run-off.
Our Business

We acquire run-off (re)insurance reserves using retroactive reinsurance contracts where we are paid premium to reinsure, up to a specified limit, underlying policies issued by other insurers who have written these risks in prior accident years. On closing a transaction, the premium we receive is not recognized as income, nor are the liabilities we acquire recognized as net incurred losses. These items are recorded to the balance sheet with any subsequent changes to the value of ultimate losses and liabilities recorded in the consolidated statements of earnings.
Enstar Group Limited | 2021 Form 10-K                 10

ITEM 1 | Business | Our Business

In addition, any difference between premium and losses recognized upon initial recognition of a transaction, is recorded as a deferred charge asset (“DCA”) which is subsequently amortized.1
We acquire (re)insurance companies and legacy manufacturing companies with direct exposure to asbestos and environmental liabilities (“defendant A&E liabilities”), which are either in run-off or can be placed into run-off following our acquisition. We receive investment returns from the investment of the assets acquired with these companies, which we use to settle the liabilities acquired and may take many years to complete.
We establish our best estimate of the liabilities we assume based upon actuarial analyses of the claims data provided to us by the counterparties, our review of claims files and reinsurance assets, our analysis of claim trends and other data supplied as part of our due diligence.
Accordingly, at the time we enter the arrangements, we do not reflect the potential impact of our claims management efforts as we have no assurance that our efforts will be successful nor how any development may emerge. Similarly, we do not anticipate settlements or commutations that we have not executed as we do not solely control any such outcome.
We strive to generate attractive investment returns and favorable prior period development from our active claims management and/or claims management influence, via our involvement in and oversight rights over the loss portfolios. Our favorable or adverse outcomes are recorded as prior period development within net incurred losses and loss adjustment expenses (“LAE”). We record changes to the value of our defendant A&E liabilities within other income.
As a result, the traditional (re)insurance underwriting ratios (loss ratios and combined ratios) are not relevant to us. Net earned premiums are not a significant source of revenue and current period net incurred losses and LAE from those premiums are not a significant source of losses for our Run-off segment. Our ability to generate RLE from our management of acquired portfolios can vary. RLE may be recognized shortly after acquisition of the new portfolio, or may not appear for many years, if at all.
Our business success is predicated on our ability to:

1
Acquire New Business
Acquire legacy business from (re)insurers and others

•leverage experience and industry relationships
•maintain disciplined acquisition practices
•manage our global footprint in sourcing transactions
•offer loss portfolio transfers (“LPTs”), adverse development covers (“ADCs”), acquisitions and other unique solutions

2	Manage Liabilities Strive to generate RLE •manage claims professionally, expeditiously and cost effectively •commute assumed reinsurance liabilities and ceded reinsurance contracts

3
Manage Investments
Strive to generate net investment returns on our assets

•manage our core fixed-income assets with goal of prudently providing current income while facilitating the prompt payment of claims
•use non-core assets to diversify our overall investment portfolio and increase our returns within our investment risk framework

4
Redeploy Capital
Profits released from the underlying regulated entities can be redeployed into the business

•meet financing obligations
•fund future transactions
•return value to shareholders with share repurchases or dividends

1 This is further described in Note 2 in our consolidated financial statements.
Enstar Group Limited | 2021 Form 10-K                 11

ITEM 1 | Business | Our Business

Our Organization

Segments2
We report the results of our operations through four reportable segments:
•Run-off: consists of our acquired property and casualty and other (re)insurance business.
•Enhanzed Re: consists of life and catastrophe business that we have assumed via the acquisition of the controlling interest in Enhanzed Reinsurance, Ltd. (“Enhanzed Re”).
•Investments: consists of our investment activities and the performance of our investment portfolio, excluding those investable assets attributable to our Legacy Underwriting segment.
•Legacy Underwriting: consists of businesses that we have exited via the sale of the majority of our interest.
In addition, our corporate and other activities, which do not qualify as an operating segment, include income and expense items that are not directly attributable to our reportable segments.
Major Operating Subsidiaries
Our (re)insurance business is regulated and requires licenses to operate in each relevant jurisdiction. Our major operating insurance subsidiaries and their regulatory domiciles are listed below:

Regulated Company	Jurisdiction	% of Net Loss Reserves as of December 31, 2021

Clarendon National Insurance Company	United States	9%
Fletcher Reinsurance Company
Yosemite Insurance Company
Cavello Bay Reinsurance Limited	Bermuda	76%
Enhanzed Reinsurance Ltd.
Fitzwilliam Insurance Limited
StarStone Insurance Bermuda Limited
SGL No.1 Limited	United Kingdom	14%
Mercantile Indemnity Company Limited
River Thames Insurance Company Limited
Gordian Runoff Limited	Other	1%
StarStone Insurance SE
		100%

2 For further information on our reportable segments, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations by Segment” and Note 3 to our consolidated financial statements.
Enstar Group Limited | 2021 Form 10-K                 12

ITEM 1 | Business | Our Business

1	Acquire New Business

Sourcing

We leverage our industry relationships and our position as an experienced run-off specialist, together with our footprint in the major (re)insurance hubs, to source new business opportunities. We engage directly with companies and/or their representative brokers to bid for and negotiate new transactions.
Solutions

Our Run-off and Enhanzed Re businesses offer a variety of capital release solutions, including but not limited to:

LPTs: We offer LPTs in situations where our clients wish to divest themselves of a portfolio of non-core insurance business. In such instances, we are able to retroactively reinsure against deterioration of the non-core portfolio of loss reserves, subject to any stipulated limits. In the Lloyd's market, we provide similar solutions through reinsurance to close (“RITC”) transactions.

ADCs: In situations where our clients are concerned about loss deterioration on selected books of business, we offer ADCs whereby we reinsure certain losses in excess of our clients’ established reserves, up to a pre-determined limit.

Acquisitions: Where our clients or potential clients want to dispose of a company in run-off, we may purchase the company. Such a transaction is beneficial to the seller because it enables them to monetize their investment in that company.

Pricing

We evaluate each opportunity presented by carefully reviewing and analyzing the portfolio’s risk exposures, claim practices, reserve requirements and outstanding claims. This initial analysis allows us to determine whether the opportunity aligns with our strategy and targeted return thresholds.
If we decide to pursue an opportunity, we proceed to price it based on certain assumptions, including: our ability to apply our core competencies to negotiate with (re)insureds, resolve valid claims, manage the investments associated with the portfolio and otherwise manage the nature of the risks posed by the business or portfolio.
LPTs and ADCs: Using actuarial analysis and our view of the exposure assumed, we determine the consideration (premium) that we charge the ceding companies under retroactive reinsurance contracts.
This premium may be lower than the undiscounted estimated ultimate losses payable at inception due to the time value of money, in recognition that we will earn an investment return on the assets which support the payment of insurance claims in the future.
Acquisitions: In order to price the acquisition of a company in run-off, we estimate the fair value of assets and liabilities acquired based on actuarial analyses and our views of the exposures assumed.
We may pay a discount to the book value of the company based on the risks assumed and the relative value to our client of no longer having to manage the company in run-off.
Enstar Group Limited | 2021 Form 10-K                 13

ITEM 1 | Business | Our Business

2	Manage Liabilities

Non-Life Run-off

There is a period over which the reserve liabilities associated with LPTs, acquisitions and other similar transactions are extinguished, as described below:
•At take-on: upon integrating the acquired company or portfolio we record our best estimate of the value of loss reserves. We then implement our plan to manage the book and its exposures that we gathered during the course of the acquisition process.
•Subsequent to take-on: in the proceeding years, we develop a deeper understanding of the claims portfolio from a reserving perspective and employ our claims management strategies in order to generate RLE.
After applying our claims management strategies for a period of time, there are generally reduced opportunities remaining to achieve RLE. At that point, our goal is to continue to manage costs and generate investment returns as we run off the remaining reserves in an orderly manner.
Both the A&E losses and LAE and defendant A&E liabilities have much longer maturities than our general casualty books of business, and therefore the period over which their reserve liabilities are extinguished tends to be significantly longer than other lines of business.
The strategies we employ to manage our acquired companies and portfolios of business in run-off include:
Claims Management: Integral to our success is our ability to analyze, administer, and settle claims while managing related expenses. We work with seasoned and well-trained claims professionals, along with claims reporting and control procedures, in all of our claims units. Our claims management processes also include leveraging our extensive relationships and developed protocols to manage outside counsel and other third parties more efficiently to reduce expenses.
With respect to certain lines of business, we have entered into agreements with third-party administrators to manage and pay claims on our subsidiaries’ behalf and advise with respect to case reserves. These agreements generally set forth the duties of the third-party administrators, limits of authority, indemnification language designed for our protection and various procedures relating to compliance with laws and regulations. The agreements clearly define our claims handling guidelines, and we provide active oversight to manage these administrators on an ongoing basis in order to ensure the third-party administrators are operating in accordance with our expectations.
Commutations and Policy Buybacks: Where possible, we negotiate with third-party (re)insureds to commute their (re)insurance agreement (sometimes called policy buybacks for direct insurance) for an agreed upon up-front payment by us to manage payment of (re)insurance claims more efficiently.
Commutations and policy buybacks provide us with an opportunity to exit exposures to certain policies and (re)insureds generally at a discount to the ultimate liability. Commutations can reduce the duration, administrative burden and ultimately the future cost we face as we manage the run-off of the claims and the amount of regulatory capital we are required to maintain.
In certain lines of business, such as direct workers’ compensation insurance, commutations and policy buyback opportunities are not typically available, and our strategy with respect to these businesses is to derive value through efficient and effective management of claims.
Reinsurance Recoverables: We manage reinsurance recoverables by working with reinsurers, brokers and professional advisors to achieve fair and prompt payment of reinsured claims, and we take appropriate legal action to secure receivables when necessary. Where appropriate we negotiate commutations with our reinsurers by securing a lump sum settlement from reinsurers in complete satisfaction of the reinsurer’s past, present and future liability in respect of such claims.
Enstar Group Limited | 2021 Form 10-K                 14

ITEM 1 | Business | Our Business

Life Run-off

Enhanzed Re, a Bermuda-based Class 4 and Class E reinsurer which reinsures a closed block life annuity, other closed block Spanish life insurance business and property aggregate excess of loss business (catastrophe) from Allianz SE (“Allianz”) who retains direct claims management and operational responsibilities.
This business has the potential to provide us with a more stable long term cash flow that may counter some of the volatility in our core non-life run-off business. Our objective for this business is to reinsure products that focus on longevity and investment risks.
We seek to deliver returns by taking advantage of the relative diversification benefits on our composite capital structure and the capital adjusted return profile of this business relative to our current run-off business.
Seasonality

We complete most of our loss reserve studies in the third and fourth quarters of each year and, as a result, we tend to record the largest movements, both favorable or adverse, to net incurred losses and LAE in these periods. However, we also monitor the progression of claims and claims settlements in the interim periods and may adjust our reserves if, and when, we deem it appropriate.

Enstar Group Limited | 2021 Form 10-K                 15

ITEM 1 | Business | Our Business

3	Manage Investments

We manage our investments to obtain an attractive risk adjusted returns while maintaining prudent diversification of assets and operating within the constraints of a regulated global (re)insurance group. We also consider the liquidity requirements and duration of our claims and contract liabilities.
We have a group-wide investment policy and group mandate, which applies to our consolidated investment portfolio and all subsidiary cash and investment portfolios.
Our investment policy:
•Outlines our investment objectives and constraints;
•Prescribes permitted asset class limits and strategies;
•Establishes risk tolerance limits; and
•Establishes appropriate governance.
Our investment policy also includes constraints that impact our asset allocation and external asset manager selection.
In pursuing our investment objectives, we typically allocate to assets with varying risk-return profiles that fall into two classifications: core assets and non-core assets.

Investable Assets
(in billions of U.S. dollars)
$21.7
$5.0
$16.7
$17.3
$5.9
$11.4
2021
2020
Fixed income assets
Other investments

Core Asset Strategy: Our core assets investment portfolio is predominantly invested in investment grade fixed maturity securities that are duration and currency optimized and held against reserves in accordance with our contractual obligations with our counterparty insurers and as prescribed in statutory liquidity and solvency regulations. Our goal with these securities is to meet the expected maturity and prompt payment of the claims, while maximizing investment income.
Our fixed maturity assets include U.S. government and agency investments, highly rated sovereign and supranational investments, high-grade corporate investments as well as mortgage-backed and asset-backed investments.
Non-Core Asset Strategy: Our goal with our non-core assets investment portfolio is to provide diversification and increased return. Our non-core assets typically include below-investment grade fixed income securities and bank loans, public equity securities, hedge funds, private equity funds, fixed income funds, collateralized loan obligation (“CLO”) equities, real estate funds and private credit funds. In addition, we include equity method investments as part of our Investable Assets.

Our core assets, or fixed income assets, include short-term and fixed maturity investments classified as trading and available-for-sale (“AFS”), fixed maturity investments included within funds-held directly managed, cash and cash equivalents, and funds held by reinsured companies.
Our non-core assets, or other investments, include equities, the remainder of the funds held-directly managed and equity method investments.
The allocation and composition of our non-core assets may vary, depending on risk appetite, current market conditions and the assessment of relative value between asset classes.
We believe our non-core investments provide diversification in our overall investment portfolio, because they generally have low correlation with our fixed income investments, thereby providing an opportunity for improved risk-adjusted rates of return while minimizing downside risk over the long term. The returns of our non-core investments may be volatile, and we may experience significant unrealized gains or losses in a particular quarter or year. Regulatory, rating agency, and other factors may limit our capacity to hold non-core assets.
Enstar Group Limited | 2021 Form 10-K                 16

ITEM 1 | Business | Our Business

Portfolio Allocation: Our portfolio is diversified across several core and non-core asset classes and targets attractive risk adjusted returns, while taking into account regulatory, capital, risk, and other relevant considerations. We periodically review the performance of the portfolio and reallocate assets to take advantage of opportunities in the market. This asset rebalancing is periodically reviewed by our Board Investment Committee.
Asset Manager Selection: Our investment portfolio is primarily managed by external managers through the execution of investment management agreements and investment guidelines. We hold regular discussions with our managers to monitor investment performance.
Performance and Compliance Monitoring: Our investment management agreements and guidelines with external asset managers include performance benchmarks. The benchmarks take various factors into consideration, including duration, currency, asset class, geography, sector, credit quality and other relevant metrics that impact performance.
An investment compliance report for the aggregate investment policy is prepared for our Board Investment Committee on a quarterly basis in arrears. The Board Investment Committee is responsible for ensuring that investment compliance guidelines proposed are aligned to our stated risk appetite.

4	Redeploy Capital

Our regulated subsidiaries and group are subject to capital requirements, which require us to hold additional assets to mitigate the risk of insufficient funds to fulfill our insurance obligations in adverse economic or operational circumstances. Amounts beyond our internal capital levels are available for us to redeploy.
As we work to settle our liabilities, we reduce our required capital and any excess capital may be redeployed into the business for further acquisitions. We believe that the best investment is in our business, by funding future transactions and meeting our financing obligations. In addition, we may choose to add value by returning funds to shareholders in the form of share repurchases or dividends. To date, we have not declared any dividends on our ordinary shares.
Competition

Our Run-off segment competes in the global insurance market with domestic and international reinsurance companies to acquire and manage (re)insurance companies in run-off and portfolios of (re)insurance business in run-off. The Run-off space has seen several new entrants to the market over the recent years which has increased competition in the overall market.
We compete with different companies depending upon the size of the portfolio losses being contemplated and the location of the insurer or insurance risks.
The acquisition and management of companies and portfolios in run-off is highly competitive, and driven by several factors, including proposed acquisition price, operational reputation, and financial resources including new capital and alternative forms of capital entering the markets.
We have established long-term and continuing business relationships throughout the (re)insurance industry, which can be a significant competitive advantage for us. Additionally, we believe that we are competitive on price and have a reputational ability to complete and manage transactions.
Enstar Group Limited | 2021 Form 10-K                 17

ITEM 1 | Business | Human Capital Resources

Human Capital Resources

As of December 31, 2021, we had 832 employees, as compared to 1,189 as of December 31, 2020. The reduction in employees is primarily a result of our exit of our active underwriting platforms.
We seek to attract, retain and motivate a specialized workforce that supports our culture, target operating model and business performance. We do this by applying the following strategies:
•Making use of a range of hiring channels and approaches and incorporating a total reward offering that includes market competitive salaries, an annual bonus plan as well as comprehensive benefits to protect employee health, wellness and financial security.
•Promoting alignment of interests with investors through the use of an employee share purchase plan and long-term equity-based incentives.
•Encouraging our employees to periodically review development areas with their managers to identify appropriate learning opportunities to better equip our work force with the skills necessary for near- and long-term success. We offer an array of professional development programs and initiatives to support our employees' career aspirations and enhance our leadership and management capabilities—creating a pipeline of talent able to deliver on our long-term strategic objectives and developing a skilled workforce with succession capabilities.
For example, we provide all of our employees access to a digital platform containing learning resources designed to support their role and career at Enstar. In addition, we deploy a Business Excellence Leadership Program designed to enhance leadership and management capabilities across our senior management team.
We also understand the importance of diversity in our work force. To measure our progress, we use a variety of human capital measures in managing our business, including workforce demographics and diversity metrics, attrition and retention metrics, and hiring metrics.
As of December 31, 2021:
•Women comprised 47% of our global headcount.
•43% of our work force was located in the United States, of whom 33% self-identified as being part of an ethnic and/or racial minority group.3
We are committed to fostering a culture that treats all employees fairly and with respect, promotes inclusivity and diversity, and provides equal opportunities for professional development and merit-based advancement. To formalize these values, we have adopted a Board Diversity Policy and Group Diversity, Equity and Inclusion Policy. We intend to continue conducting human capital management activities, including recruitment, career development and advancement, role design and compensation in a manner reflective of our commitment to diversity and inclusion.
We also recognize the importance of our employees as individuals and the role we can play in promoting their wellbeing. Our eligible Enstar employees may participate in our Enstar wellness program that reimburses employees for eligible wellness-related expenses. In October 2021 we launched an internal wellbeing platform in an effort to support our employees’ emotional, physical and financial wellbeing. Following a review of the needs of our business and our employees, we have transitioned primarily to an agile working environment, where employees who are designated as agile can work flexibly from multiple locations, whether it be an Enstar office, their home, or another suitable location.
3Global racial and ethnic diversity information is not available due to limitations on our ability to maintain such details about our employees in certain jurisdictions in which we operate.
Enstar Group Limited | 2021 Form 10-K                 18

ITEM 1 | Business | Enterprise Risk Management

Enterprise Risk Management

Effective enterprise risk management (“ERM”) and oversight is a top priority for our management and Boards of Directors (both at the parent company and subsidiary levels). We aim to ensure that we have engaged in highly comprehensive risk management framework to identify, measure, manage, monitor and report on risks that affect the achievement of our strategic, operational and financial objectives.
We believe that an effective ERM framework is crucial to maintaining the strength of Enstar and our (re)insurance companies (our "Group") and enhancing our operations. These include our business strategy and objectives, capital management decision making, operations and processes, financial performance and financial reporting, regulatory compliance, reputation with key stakeholders and business continuity planning. Through our ERM framework, we aim to embed considerations of risk through all aspects of our business.
Risk Management Strategy

The Group’s Risk Strategy has been designed to help meet our core objectives, which is to:
•engage in a highly disciplined and risk based, acquisition, management and (re)insurance practices across a diverse portfolio of loss reserves;
•seek investment risk where it is adequately rewarded;
•maintain loss reserving risk in line with risk appetite;
•minimize capital, liquidity, credit, operational and regulatory risks; and
•promote the consideration of Environmental (specifically, climate change effects), Social and Governance (“ESG”) risks in the business planning and strategic priorities process.
These strategies are pursued through the use of appropriate controls, governance structures and highly skilled teams effectively working together.
Our risk management strategy is embedded across the organization by promoting a strong culture of risk awareness. This is evidenced through our day-to-day approach to managing our business. In particular, risk matters are regularly discussed at management and Board meetings, providing challenge and considering opportunities against risks being assessed and managed.
The goal of our risk management strategy is to enable the proactive, pragmatic management of risks arising in day-to-day operations, primarily through the implementation and maintenance of an effective ERM framework to ensure a robust control environment.
Risk Appetite

The Risk Appetite Framework in place at both the Group and its regulated subsidiaries monitors risk taking throughout the business by linking business strategy and planning with available capital and risk. It is designed to consider material risks, protect the Group and its subsidiaries from an unacceptable level of loss, compliance failures and/or adverse reputational impacts and support the wider strategic decision-making process.
A qualitative Risk Appetite statement is set for each material risk to represent the amount of risk the Board is willing to accept, which is supported by quantitative tolerances (such as minimum capital required). The qualitative risk appetite statements and supporting quantitative tolerances are reviewed and approved by the Board annually. Subsidiary companies’ risk appetite and tolerances are reviewed against their specific risk profiles and strategy and approved by the local Board(s), and are reviewed annually to ensure that subsidiary risk appetite does not in the aggregate exceed Group Risk Appetite Framework.
Accountability for the implementation, monitoring and oversight of risk appetite is aligned with individual corporate executives and monitored and maintained by the Risk Management function. Risk tolerance levels are monitored and deviations from pre-established levels are reported in order to facilitate responsive action. On a quarterly basis, risk tolerances are reported by the assigned first line business owner to Risk Management who collate, review and provide challenge and aggregate tolerances. Individual tolerances are rated ‘Red’, ‘Amber’ or ‘Green’ relative to pre-defined thresholds. As determined by the Board or Risk Committee, the Risk Appetite Framework and tolerance(s) may be reviewed/updated outside of the annual review cycle in the event of a material change in risk profile.
Enstar Group Limited | 2021 Form 10-K                 19

ITEM 1 | Business | Enterprise Risk Management

Risk Governance and Culture

The Board of Directors actively oversees the management of risks to which the Group is exposed in a variety of ways. To ensure comprehensive oversight, the Company has an EGL Risk Committee, as well as Group and subsidiary Management Risk Committees comprised of executive and/or senior management responsible for the management of key risks. These committees are supported by representatives from both our risk and internal audit functions.
The Group, supported by the wider ERM Framework, promotes a strong risk culture through a rigorous hiring process for employees, performing an annual Compensation Risk Assessment, ensuring employee understanding and compliance with the Employee Code of Conduct, and by promoting employee risk awareness of compliance and IT security matters through training.
Risk Ownership, Accountability and Assurance

Enstar has adopted the traditional Three Lines of Defense model (Management, Risk and Compliance & Internal Audit) to delineate accountabilities and establish a ‘check and balance’ management of risks across the Group. The Three Lines of Defense model has been selected to allow for clear ownership and accountability of risks, and independent assurance that these have been considered appropriately via the Internal Audit function. This model also allows for a clear assignment of risk management responsibilities across all Group activities and helps communicate the approach to risk management throughout the organization.
The Risk Management function, headed by the Group Chief Risk Officer (“CRO”), is responsible for both designing and operationalizing the various components of the ERM Framework throughout the Group. To ensure independence, the CRO reports to the Enstar CEO and has direct access to the Chairperson of the EGL Risk Committee. It should be noted that the CRO will obtain expertise from other functions / subject matter experts to provide coverage over key risk areas.
The Group and its subsidiaries have internal controls in place, designed to manage risks to acceptable levels and the effectiveness of controls is regularly considered in managing and balancing risk and appetite. These are implemented within each line of defense.
Entity Level Management

At the operating subsidiary level, risks relating to our individual (re)insurance subsidiaries are also overseen by the subsidiary boards of directors, subsidiary risk committees and other committees, and management teams, consistent with applicable regulatory requirements and our overall ERM framework that is embedded at local levels and throughout the business.
Emerging Risks

As part of our ERM Framework, we maintain a Framework for the Management of Emerging Risk, which sets out the minimum standards by which emerging risks are identified, analyzed, evaluated, treated and reported on. Pursuant to this framework, the Management Risk Committees and our Group Risk Committee continually monitor emerging risks and oversee changes to our ERM Framework to react to these risks, where appropriate. Emerging risks are defined as "risks which may develop or which already exist but are difficult to quantify." They are marked by a high degree of uncertainty, and may or may not fall within the categories outlined above under "Risk Categories." While emerging risks are not fully understood or explicitly considered within the day-to-day operation of our business due to the lack of quantifiable data, we expect that the potential impacts of these risks may crystallize over time and therefore merit additional analysis, monitoring, evaluation and, when appropriate, management of the emerging risk. See "Item 1A. Risk Factors" for further detail on these risks.

Enstar Group Limited | 2021 Form 10-K                 20

ITEM 1 | Business | Regulation

Regulation

Overview

The business of (re)insurance is regulated in most countries, although the degree and type of regulation varies from one jurisdiction to another. Our material operations are in Bermuda, the United Kingdom, the United States, Australia and several Continental European countries. We are subject to extensive regulation under the applicable statutes in these countries and any others in which we operate. In addition, the Bermuda Monetary Authority (“BMA”) acts as group supervisor of our Group.
We may become subject in the future to regulation in new jurisdictions or additional regulations in existing jurisdictions depending on the location and nature of any companies acquired and the volume and location of business being transacted by our existing companies.
Group Supervision

The BMA’s group supervision objective is to provide a coordinated approach to the regulation of an insurance group and its supervisory and capital requirements. Bermuda has been recognized by the U.S. National Association of Insurance Commissioners (“NAIC”) as a qualified jurisdiction, and the E.U. recognizes Bermuda's full equivalence under Solvency II.
As our Group supervisor, the BMA performs a number of functions including: (i) coordinating the gathering and dissemination of information for other regulatory authorities; (ii) carrying out a supervisory review and assessment of our Group; (iii) carrying out an assessment of our Group's compliance with the rules on solvency, risk concentration, intra-group transactions and appropriate governance procedures; (iv) planning and coordinating, through regular meetings with other authorities, supervisory activities in respect of our Group; (v) coordinating any enforcement action that may need to be taken against our Group or any Group members; and (vi) coordinating meetings of colleges of supervisors in order to facilitate the carrying out of these functions. Cavello Bay Reinsurance Limited (“Cavello”) serves as our Group’s Designated Insurer. As Designated Insurer, Cavello is required to facilitate compliance by our Group with the insurance solvency and supervision rules.
On an annual basis, the Group is required to file Group statutory financial statements, a Group statutory financial return, a Group capital and solvency return, audited Group financial statements, a Group Solvency Self-Assessment (“GSSA”), and a financial condition report with the BMA. The GSSA is designed to document our perspective on the capital resources necessary to achieve our business strategies and remain solvent, and to provide the BMA with insights on our risk management, governance procedures and documentation related to this process. In addition, the Group is required to file a quarterly financial return with the BMA.
We are required to maintain available Group statutory capital and surplus in an amount that is at least equal to the group enhanced capital requirement (“ECR”). The BMA has also established a group target capital level equal to 120% of the Group ECR.
The BMA also maintains supervision over the controllers of all Bermuda registered insurers, and accordingly, any person who, directly or indirectly, becomes a holder of at least 10% of our ordinary shares must notify the BMA in writing within 45 days of becoming such a holder (or ceasing to be such a holder). The BMA may object to such a person and require the holder to reduce its holding of ordinary shares and direct, among other things, that voting rights attaching to the ordinary shares shall not be exercisable.
Bermuda Operations

BMA Insurance Regulation
The Insurance Act 1978 of Bermuda and related regulations, as amended (together, the "Insurance Act"), regulate the (re)insurance business of our operating subsidiaries in Bermuda. The Insurance Act imposes certain solvency and liquidity standards and auditing and reporting requirements and grants the BMA powers to supervise, investigate, require information and the production of documents and intervene in the affairs of (re)insurance companies.
Significant requirements pertaining to our regulated Bermuda subsidiaries vary depending on the class in which our company is registered, but generally include the appointment of a principal representative in Bermuda, the
Enstar Group Limited | 2021 Form 10-K                 21

ITEM 1 | Business | Regulation

appointment of an independent auditor, the appointment of an approved loss reserve specialist to opine on the statutory technical provisions of our insurance reserves, the filing of annual statutory and U.S generally accepted accounting principles (“U.S. GAAP”) based financial statements, the filing of annual statutory financial returns, the filing of quarterly financial returns, compliance with group solvency and supervision rules, and compliance with the Insurance Code of Conduct (relating to corporate governance, risk management and internal controls).
Our regulated Bermuda subsidiaries must also comply with a minimum liquidity ratio and minimum solvency margin. The minimum liquidity ratio requires that the value of relevant assets must not be less than 75% of the amount of relevant liabilities. The minimum solvency margin, which varies depending on the class of the insurer, is determined as a percentage of either net reserves for losses and LAE or premiums. Each of our regulated Bermuda-domiciled insurers is also subject to an ECR determined pursuant to a risk-based capital measure and are required to file a Commercial Insurer’s Solvency Self-Assessment (“CISSA”), and a financial condition report with the BMA. As of December 31, 2021, each of our Bermuda-based (re)insurance subsidiaries exceeded their respective minimum solvency and liquidity requirements.
Each of our regulated Bermuda subsidiaries would be prohibited from declaring or paying any dividends if it were in breach of its minimum solvency margin or liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, each of our regulated Bermuda subsidiaries is prohibited, without the prior approval of the BMA, from reducing by 15% or more its total statutory capital, or from reducing by 25% of more its total statutory capital and surplus, as set out in its previous year’s statutory financial statements. Our Bermuda (re)insurance companies that are in run-off are required to seek BMA approval for any dividends or distributions.
Economic Substance Act
Under the provisions of the Economic Substance Act 2018 (the "ESA"), any Bermuda-registered entity engaged in a “relevant activity” (which includes insurance business and holding entity activities) must maintain a substantial economic presence in Bermuda. To the extent that the ESA applies to our entities registered in Bermuda, we are required to demonstrate compliance with economic substance requirements by filing an annual economic substance declaration with the Registrar of Companies in Bermuda.
U.K. Operations

PRA and FCA Regulation
Our U.K.-based insurance subsidiaries consist of wholly-owned run-off companies. These subsidiaries are authorized and regulated by the U.K. Prudential Regulation Authority (the "PRA"), and are also regulated by the Financial Conduct Authority (the "FCA", together with the PRA, the "U.K. Regulator"). Our U.K. run-off subsidiaries may not underwrite new business without the approval of the U.K. Regulator.
Our U.K.-based insurance subsidiaries are required to maintain adequate financial resources in accordance with the requirements of the U.K. Regulator. The calculation of the minimum capital resources requirements in any particular case depends on, among other things, the type and amount of insurance business written and claims paid by the insurance company. As of December 31, 2021, each of our U.K.-based insurance subsidiaries maintained capital in excess of the minimum capital resources requirements.
The Solvency II framework sets out requirements on capital adequacy and risk management for insurers. To the extent that Solvency II was already adopted by U.K. legislation, it remains in force post-Brexit. Insurers must comply with a Solvency Capital Requirement ("SCR"), which is calculated using either the Solvency II standard formula or a bespoke internal model. Our non-Lloyd's U.K. companies use the standard formula. It remains to be seen to what extent the U.K. will depart from the requirements of Solvency II post-Brexit in any new U.K. legislation that may be introduced.
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
Enstar Group Limited | 2021 Form 10-K                 22

ITEM 1 | Business | Regulation

who is already deemed to have "control" will require prior regulatory approval if the person increases the level of "control" beyond 20%, 30% and 50%.
Lloyd’s Regulation
We participate in the Lloyd’s market through our interests in: (i) Syndicate 2008, a syndicate that has permission to underwrite RITC business and other run-off or discontinued business type transactions with other Lloyd's Syndicates; (ii) Syndicate 1301 (2020 and prior underwriting years), which is managed by Enstar Managing Agency Limited ("EMAL") (EMAL also serves as managing agent for Syndicate 2008); and (iii) Atrium's Syndicate 609 (2020 and prior underwriting years), which is managed by Atrium Underwriters Limited, a Lloyd's managing agent.
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
The underwriting capacity of a corporate member of Lloyd’s must be supported by providing a deposit (referred to as "Funds at Lloyd’s" or “FAL”) in the form of cash, securities, letters of credit or other approved capital instrument in satisfaction of its capital requirement. The amount of the FAL is assessed, from 2022, quarterly and is determined by Lloyd’s in accordance with applicable capital adequacy rules. To release their capital, Lloyd’s members are usually required to have transferred their liabilities through an approved RITC, such as those offered by Syndicate 2008.
Business plans, including maximum underwriting capacity, for Lloyd’s syndicates require annual approval by the Lloyd’s Franchise Board, which may require changes to any business plan or additional capital to support underwriting plans.
The Lloyd’s market has applied the Solvency II internal model under Lloyd’s supervision, and our Lloyd’s operations are required to meet Solvency II standards. The Society of Lloyd's has received approval from the PRA to use its internal model under the Solvency II regime.
Lloyd’s approval is required before any person can acquire control of a Lloyd’s managing agent or Lloyd’s corporate member.
U.S.

Our U.S. (re)insurance subsidiaries are subject to extensive governmental regulation and supervision by the states in which they are domiciled, licensed and/or eligible to conduct business. We currently have wholly owned subsidiary U.S. insurers and reinsurers domiciled in Texas, Missouri and Oklahoma and minority owned affiliates in Pennsylvania, Delaware, New Jersey and Illinois.
Our U.S. insurers are generally required to maintain minimum levels of solvency and liquidity as determined by law, and to comply with risk-based capital requirements and licensing rules. Insurers having less statutory surplus than required by the risk-based capital calculation will be subject to varying degrees of regulatory action. If any of our U.S. insurers were to have risk-based capital levels that are below required levels, they would be subject to increased regulatory scrutiny and control by their domestic and possibly other insurance regulators. As of December 31, 2021, all of our U.S. insurers exceeded their required levels of risk-based capital.
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
Enstar Group Limited | 2021 Form 10-K                 23

ITEM 1 | Business | Regulation

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
Before a person can acquire control of a domestic insurer or any person controlling such insurer, prior written approval must be obtained from the insurance commissioner of the state in which the domestic insurer is domiciled and, under certain circumstances, from insurance commissioners in other jurisdictions. Generally, state statutes and regulations provide that "control" over a domestic insurer or person controlling a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities or securities convertible into voting securities of the domestic insurer or of a person who controls the domestic insurer.
Australia

Our Australian regulated insurance entities (which include our insurance subsidiary and our non-operating holding company) are subject to prudential supervision by the Australian Prudential Regulation Authority ("APRA"). APRA is the primary regulatory body responsible for regulating compliance with the Insurance Act 1973. APRA has issued prudential standards that apply to general insurers in relation to capital adequacy (under a wide range of scenarios), the holding of assets in Australia, risk management, business continuity management, reinsurance management, outsourcing, audit and actuarial reporting and valuation, the transfer and amalgamation of insurance businesses, governance, and the fit and proper assessment of the insurer’s responsible persons.
APRA also prescribes prudential standards on risk management and governance. Our Australian regulated insurance entities are compliant with these requirements.
An insurer must obtain APRA’s written consent prior to making any capital releases, including any payment of dividends in excess of current year earnings. Our insurance subsidiary must provide APRA with a valuation prepared by an appointed actuary that demonstrates that the tangible assets of the insurer, after the proposed capital reduction, are sufficient to cover its insurance liabilities to a 99.5% level of sufficiency of capital before APRA will consent to a capital release or dividend above the prescribed limit.
Under the Financial Sector (Shareholdings) Act 1998, the interest of an individual shareholder or a group of associated shareholders in an insurer is generally limited to a 15% "stake" of the insurer. A person’s stake is the aggregate of the person’s voting power and the voting power of the person’s associates. A higher percentage limit may be approved by the Treasurer of the Commonwealth of Australia on national interest grounds. Any shareholder of Enstar with a "stake" greater than 15% has received approval to hold that stake from the Treasurer of the Commonwealth of Australia.
Europe

We have subsidiaries in Belgium, as well as StarStone Insurance SE ("SISE"), a Liechtenstein-based company that is regulated by the Financial Markets Authority. Our subsidiaries and branches in European jurisdictions are regulated in their respective home countries. The UK branch of SISE will also be regulated by the UK Regulator from 2024 following the expiration of Brexit transitional provisions. The application of the Solvency II framework across such European jurisdictions generally results in a more uniform approach to regulation. Typically, such
Enstar Group Limited | 2021 Form 10-K                 24

ITEM 1 | Business | Regulation

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
Available Information About Enstar

Our website is http://www.enstargroup.com. We make available free of charge, through our Investor Relations section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports, as soon as reasonably practicable after the material is electronically filed with or otherwise furnished to the U.S. Securities and Exchange Commission (the "SEC").
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are also available on the SEC’s website at http://www.sec.gov.
In addition, copies of our Code of Conduct and the governing charters for the Audit, Compensation, Executive, Investment, Nominating and Governance, and Risk Committees of our Board of Directors are available free of charge through our Corporate Governance section of our website.
The information contained on our website is not included as a part of, or incorporated by reference into, this filing.
Enstar Group Limited | 2021 Form 10-K                 25

ITEM 1A. | Risk Factors

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
We have categorized our risk factors into the following areas:
•Risks Relating to our Run-off Business
•Risks Relating to our Life Insurance Business
•Risks Relating to Liquidity and Capital Resources
•Risks Relating to our Investments
•Risks Relating to Laws and Regulations
•Risks Relating to our Operations
•Risks Relating to Taxation
•Risks Relating to Ownership of our Shares
Risks Relating to our Run-off Business

Inadequate loss reserves could reduce our net earnings and capital surplus, which could have a materially adverse impact on our results of operations and financial condition.
We are required to maintain a best estimate of reserves to cover the estimated ultimate liability for losses and LAE for both reported and unreported incurred claims. As of December 31, 2021, gross reserves for losses and LAE reported on our balance sheet were $13.3 billion. The process of establishing these reserves includes a significant level of judgment. As a result, these reserves are only estimates of what we expect the settlement and administration of claims will cost based on facts and circumstances known to us, as well as actuarial methodologies, historical industry loss ratio experience, loss development patterns, estimates of future trends and developments and other variable factors such as inflation. Further, our success is dependent upon our ability to assess accurately the reserves associated with the business that we will acquire in the future.
We cannot be certain that ultimate losses will not exceed our estimates of losses and LAE because of the uncertainties and inherent judgements that surround the estimation process (which are discussed in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Losses and Loss Adjustment Expenses"). As a result, actual losses and LAE paid will deviate, perhaps substantially, from the reserve estimates reflected in our financial statements due to legal, judicial, social, technological, or other factors. If our reserves are insufficient to cover our actual losses and LAE, we would have to augment our reserves and incur a charge to our earnings. Such a charge could be material and would reduce our net earnings and capital and surplus.
In our Run-off business, loss reserves include A&E liabilities of $2.4 billion as of December 31, 2021. We also hold defendant liabilities associated with personal injury A&E claims from acquired companies with legacy manufacturing businesses. As of December 31, 2021, defendant A&E liabilities reported on our balance sheet were $638 million. Ultimate values for A&E claims cannot be estimated using traditional reserving techniques, and there are significant uncertainties in estimating losses for these claims. Factors contributing to the uncertainty include long waiting periods, reporting delays and difficulties identifying contamination sources and allocating damage liability. Developed case law and adequate claim history do not always exist for A&E claims, and changes in the legal and tort environment affect the development of such claims.
Enstar Group Limited | 2021 Form 10-K                 26

ITEM 1A. | Risk Factors

In addition, evolving industry practices and legal, judicial, social, and environmental conditions may result in unexpected claims and coverage issues that could adversely affect the adequacy of our loss reserves by extending coverage beyond the envisioned scope of insurance policies and reinsurance contracts, or by increasing the number or size of claims. Our exposure to these uncertainties could be exacerbated by an increase in insurance and reinsurance contract disputes, arbitration and litigation, as well as social inflation trends, including expanded theories of liability and higher jury awards. Increasingly, the handling of insurance claims can also lead to bad faith or other forms of extra-contractual damages. These trends may not become apparent until long after we have acquired or assumed the affected insurance policies.
We may not be able to sustain our growth through acquisitions.
We pursue growth through financially beneficial acquisitions of reinsurance companies and portfolios of reinsurance business in run-off. Because the execution of our claims management strategies results in the reduction of our losses and LAE over time, we must continually acquire an adequate amount of run-off business that aligns with our strategic objectives. However, the acquisition of suitable run-off business is highly competitive and driven by many factors, including proposed acquisition price, reputation, collateral arrangements, and financial resources. Competitors continue to enter the insurance run-off space, and as a result, we may be unable to consummate acquisition transactions at acceptable prices and on acceptable terms, or at all, which could hinder our future growth.
The evaluation and negotiation of potential run-off acquisitions, as well as the integration of acquired businesses or portfolios in run-off, can be complex and costly and requires substantial management resources. Once we have signed a definitive agreement to acquire a business or portfolio, conditions to closing, such as obtaining regulatory or shareholder approvals, must be met prior to completing the acquisition. These and other closing conditions may not be satisfied, or may cause a material delay in the anticipated timing of closing. Such a failure or delay could result in significant expense, diversion of time and resources, reputational damage, litigation and a failure to realize the anticipated benefits of the acquisition, all of which could materially adversely impact our business, financial condition and results of operations.
Our acquisitions could involve additional risks that we may not be able to identify during the due diligence process, such as losses from unanticipated litigation, levels of covered claims or other liabilities and exposures, an inability to generate sufficient investment income and other revenue to offset acquisition costs and other financial exposures. Further, our counterparties may breach their representations and warranties and/or be unable or unwilling to meet their contractual obligations to us.
We may not be able to realize the anticipated benefits of acquisitions, which may result in underperformance relative to our expectations and have a material adverse effect on our business, financial condition or results of operations.
To achieve positive operating results from an acquisition, we must first price the transaction on favorable terms relative to the risks posed, and then we must successfully manage the acquired reserves. Unlike traditional insurers and reinsurers, our companies and portfolios in run-off no longer underwrite new policies or collect underwriting premiums, and their stated provisions for losses and LAE may not be sufficient to cover future losses and the cost of run-off. Failure to successfully manage such reserves, including by effectively managing claims, collecting from insurers or reinsurers, controlling expenses and generating positive investment returns in line with our pricing assumptions, could result in us having to cover losses sustained with capital, which would materially and adversely impact our ability to grow our business and may result in material losses.
Further, the acquisitions we have made and expect to make in the future may pose operational challenges that expose us to risks relating to:
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
Enstar Group Limited | 2021 Form 10-K                 27

ITEM 1A. | Risk Factors

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
Climate change may have an adverse impact on the returns from our run-off business as well as our investments, which could have an adverse effect on our results of operations or financial condition.
Our core focus is on acquiring and managing reinsurance companies and portfolios of reinsurance business in run-off, and as such climate change presents unique risks to our business stemming from insurance liabilities we acquire and the assets that back those liabilities. As we acquire liabilities, there is a risk that our current practices and processes do not successfully identify and/or price the risks arising from climate change, which could result in actual returns deviating adversely from those assumed when the transaction was priced. In addition, the disruption caused by changes in technology, governments and regulation as part of a societal transition to a lower carbon emitting economy could expose our investment portfolio to a loss of value in the near term and long term. For example, a swift, adverse repricing of carbon-intensive financial assets could expose our investments to losses in the near term and in the long term if the transition to a lower carbon-emitting economy is associated with increased production costs.
Risks Relating to our Life Insurance Business

Our life and annuity business within Enhanzed Re is subject to the typical risks relating to life and annuity businesses, including the performance of assets to support the liabilities, the mismatch in asset/liability duration, and assumptions used to estimate reserves for future policy benefits proving to be incorrect.
The profitability of Enhanzed Re’s life and annuity products depends in part on the value of the investments supporting them, including structured products, which are illiquid and can fluctuate substantially depending on market conditions. This results in an exposure to market and credit risk associated with Enhanzed Re’s life and annuity products, which is the risk of loss from changes in interest rates and fixed income security prices. In addition, Enhanzed Re is exposed to the risk of mismatch in asset/liability duration, which could expose Enhanzed Re, and us in turn, to the risk of losses and liquidity stress. For example, if a greater number of policyholders than expected elect to receive lump sum payments in lieu of retaining their policies and annuity contracts, it could expose Enhanzed Re to liquidity stress and create losses. In addition, reserves for future policy benefits are based on certain assumptions, including mortality, expenses, and discount rates based on expected yields at acquisition. The adequacy of the future policyholder benefits reserves established by Enhanzed Re is contingent on actual experience related to these key assumptions. If these assumptions are inaccurate, it could materially and adversely impact our financial performance.
Risks Relating to Liquidity and Capital Resources

The amount of statutory capital that we must hold in order to maintain our credit ratings and meet certain regulatory requirements can vary significantly and is sensitive to several factors.
Statutory capital requirements for our insurance subsidiaries are prescribed by the applicable insurance regulators in the jurisdictions in which we operate. Insurance regulators have established risk-based capital adequacy measures, such as the Bermuda Solvency Capital Requirement ("BSCR") in Bermuda and the Solvency II regime in the European Union and United Kingdom, which provide minimum solvency and liquidity requirements for insurance companies. The amount of capital that we and/or our insurance subsidiaries are required to hold may increase or
Enstar Group Limited | 2021 Form 10-K                 28

ITEM 1A. | Risk Factors

decrease depending on a variety of factors including the amount of statutory income or losses generated by our insurance subsidiaries (which itself is sensitive to equity market and credit market conditions), the amount of capital needed to support future growth through acquisitions, changes in the value of investments, the deterioration of market conditions due to global events, changes in interest rates and foreign currency exchange rates, as well as changes to the relevant regulatory capital adequacy measures and frameworks. Our overall liquidity and credit ratings are significantly influenced by the level of statutory capital and surplus in our insurance subsidiaries. If statutory capital requirements increase or if our insurance subsidiaries' solvency decreases, our subsidiaries would be required to hold more capital, and our ability to obtain distributions from these subsidiaries could be limited. If we fail to maintain adequate statutory capital, regulators may restrict our activities and prohibit us and our subsidiaries from completing acquisitions without raising additional capital. Additionally, if our BSCR falls below certain levels, it could trigger counterparty recapture rights and/or additional collateral requirements in certain of our reinsurance agreements.
We may require additional capital and credit in the future that may not be available or may only be available on unfavorable terms.
Our future capital requirements depend on many factors, including acquisition and investment activity, our ability to manage the run-off of our assumed liabilities, our ability to establish reserves at levels sufficient to cover losses, and our obligations to satisfy applicable statutory capital requirements. We may need to raise additional capital and liquidity through equity or debt financings. Our ability to secure this financing may be affected by a number of factors, including volatility in the global financial markets, new or incremental tightening in the credit markets, low liquidity and the strength of our capital position and operating results. In addition, an unfavorable change or downgrade of our issuer credit ratings could increase the interest rate or other fees charged under our debt facilities and may make it more expensive for us to access capital markets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us, and could limit our strategic, financial and operational flexibility, including as a result of the need to dedicate a greater portion of our cash flows from operations to preferred share dividends and interest and principal payments on our debt financing and to comply with more burdensome covenant restrictions from our various debt and letter of credit facilities.
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
Our reinsurance subsidiaries are often required to provide collateral to ceding companies pursuant to their reinsurance contracts. Their ability to conduct business could be significantly and negatively affected if they are unable to do so or if any letters of credit posted as collateral cannot be renewed or are drawn upon by a ceding company.
Our reinsurance subsidiaries are often required to post collateral in the form of letters of credit, trust funds or other assets to provide security for their reinsurance obligations and to provide ceding companies with statutory credit for such reinsurance. If our reinsurance subsidiaries are unable to post the required collateral or the cost of providing such collateral materially increases, their operations could be significantly and negatively affected, which in turn could limit our ability to complete new reinsurance transactions on favorable terms or at all, which could negatively impact our business, financial condition and results of operations. Depending on multiple factors, our reinsurance subsidiaries may not be able to secure letters of credit to satisfy requirements to post collateral in support of their reinsurance obligations. If our reinsurance subsidiaries cannot post collateral in the form of letters of credit, then our reinsurance subsidiaries will have to post substitute collateral in the form of trust funds or other assets, limiting our ability to invest (and consequently derive investment income from) such assets and constraining our liquidity, which could negatively impact our business, financial condition and results of operations. In addition, if the beneficiary of any letter of credit draws funds against the letter of credit, we would be obligated to immediately reimburse the bank that issued the letter of credit the amount of such drawn funds, which could increase our indebtedness and negatively affect our liquidity and financial condition.
Enstar Group Limited | 2021 Form 10-K                 29

ITEM 1A. | Risk Factors

Reinsurers may not satisfy their obligations to our reinsurance subsidiaries, which could result in significant losses or liquidity issues for us.
Our reinsurance subsidiaries are subject to credit risk with respect to their reinsurers because the transfer of risk to a reinsurer does not relieve our subsidiaries of their liability to the underlying insured. Reinsurance companies may be negatively impacted or downgraded during difficult financial and economic conditions. In addition, reinsurers may be unwilling to pay our subsidiaries even though they are able to do so, or disputes may arise regarding payment obligations. The failure of one or more of our subsidiaries’ reinsurers to honor their obligations in a timely fashion may affect our cash flows and liquidity, reduce our net earnings or cause us to incur a significant loss. Disputes with our reinsurers may also result in unforeseen expenses relating to litigation or arbitration proceedings. A reinsurer’s inability or unwillingness to honor its obligations may negate the intended risk-reducing impact of our reinsurance.
Exposure to reinsurers who represent meaningful percentages of our total reinsurance balances recoverable on paid and unpaid losses may increase the risks described above. For information on reinsurance balances recoverable on paid and unpaid losses, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Reinsurance Balances Recoverable on Paid and Unpaid Losses."
We are dependent on the ability of our subsidiaries to distribute funds to us.
We are a holding company and therefore we are dependent on distributions of funds from our operating subsidiaries to fund acquisitions, fulfill normal course financial obligations, including payments on our outstanding notes, and pay dividends to our shareholders, including holders of our preferred shares and, in turn, the related depositary shares. The ability of our reinsurance subsidiaries to make distributions to us may be limited by various business considerations and applicable insurance laws and regulations in jurisdictions in which we operate (which are described in "Item 1. Business - Regulation"). The ability of our subsidiaries to make distributions to us may also be restricted by, among other things, other applicable laws and regulations and the terms of our debt obligations and our subsidiaries’ debt obligations. If our subsidiaries are restricted from making distributions to us, we may be unable to maintain adequate liquidity to fund acquisitions or fulfill our financial obligations.
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
Risks Relating to our Investments

The value of our reinsurance subsidiaries’ investment portfolios and the investment income that our reinsurance subsidiaries receive from these portfolios may decline materially as a result of market fluctuations and economic conditions.
We derive a significant portion of our income from our invested assets, which consist primarily of investments in fixed maturity securities. The value of our subsidiaries’ investments in fixed maturity securities will generally increase or decrease with changes in interest rates and credit spreads. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would, all else being equal (i.e. no movement in credit spreads), increase net unrealized losses, which would decline over time as the security approaches maturity. Conversely, a decline in interest rates, all else being equal would increase net unrealized gains, which would decline over time as the security approaches maturity. Additionally, new investments of cash or the reinvestment of proceeds from sales of securities would likely be invested at lower interest rates thereby decreasing net investment income on those proceeds. The fair market value of fixed maturity securities can also decrease as a result of a deterioration of the credit quality of those securities. Any perceived decrease in credit quality may cause credit spreads to widen, all else being equal, and this would result in an increase in net unrealized losses. A deterioration of credit ratings on our fixed maturity security investments may result in a preference to liquidate these securities in the financial markets. If we liquidate these securities during a period of deteriorating credit, we may realize a significant loss.
Enstar Group Limited | 2021 Form 10-K                 30

ITEM 1A. | Risk Factors

In addition, net investment income and net realized and unrealized gains or losses could vary materially from expectations depending on general market conditions. For example, we may incur impairment charges resulting from revaluations of debt and equity securities and other investments. Increased volatility in the financial markets and overall economic uncertainty would increase the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them.
Some of our fixed maturity securities, such as mortgage-based and other asset-backed securities, carry prepayment risk, or the risk that principal will be returned more rapidly or slowly than expected, as a result of interest rate fluctuations. When interest rates decline, consumers tend to make prepayments on their mortgages (often through refinancing), causing us to be repaid more quickly than we might have originally anticipated, meaning that our opportunities to reinvest these proceeds back into the investment markets may be at reduced interest rates (with the converse being true in a rising interest rate environment). Mortgage-backed and other asset-backed securities are also subject to default risk on the underlying securitized mortgages, which would decrease the value of our investments.
The changes in the market value of our securities that are classified as trading or AFS are reflected in our financial statements. Credit losses on our AFS fixed maturity securities are recognized through an allowance account, which is also reflected in our financial statements. As a result, a decline in the value of the securities in our investment portfolios may materially reduce our net income and shareholders’ equity, and may cause us to incur a significant loss. For more information on our investment portfolios, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investable Assets."
Additionally, we expect that uncertainty and volatility in financial markets, including in relation to the COVID-19 pandemic and various governmental responses thereto, will continue to impact the value of our investments. The scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic are changing rapidly and are difficult to anticipate.
Our investments in alternative investments, strategic investments in joint ventures and/or entities accounted for using the equity method may be illiquid and volatile in terms of value and returns.
In addition to fixed maturity securities, we have invested, and may continue to invest, in alternative investments such as hedge funds, fixed income funds, public equity funds, private equity funds and co-investments, CLO equities, CLO equity funds, real estate funds and other alternative investments. In addition, we have invested, and we may continue to make significant investments, in joint ventures and/or entities accounted for using the equity method that we do not control, which may limit our ability to take actions that could protect or increase the value of our investment. These and other similar investments may be illiquid due to restrictions on sales, transfers and redemption terms, may have different, more significant risk characteristics than our investments in fixed maturity securities and may also have significantly more volatile values and returns, all of which could negatively affect the market value of our investments, our investment income, and our overall portfolio liquidity. Alternative or "other" investments may not meet regulatory admissibility requirements or may result in increased regulatory capital charges to our insurance subsidiaries that hold these investments, which could limit those subsidiaries’ ability to pay dividends and make capital distributions to us and, consequently, negatively impact our liquidity. For more information on our alternative investments, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investable Assets."
The valuation of our investments may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our financial condition or results of operations.
Fixed maturity and alternative investments, such as hedge funds, fixed income funds, public equity funds, private equity funds and co-investments, CLO equities, CLO equity funds and real estate funds represent the majority of our total cash and invested assets. These investments are reported at fair value on our consolidated balance sheet. Fair value prices for all trading and AFS securities in the fixed maturities portfolio are independently provided by our investment accounting service providers, investment managers, fund administrators, and investment custodians, each of which utilize internationally recognized independent pricing services. We record the unadjusted price provided by our accounting service providers, managers or custodians, after we perform an internal validation process. Fair value for our alternative investments is estimated based primarily on the most recently reported net asset values reported by the fund manager, which we may adjust following our internal review. Additionally, for some strategic investments for which we have elected the fair value option, our valuations of these investments is based on internal valuation models and methodologies that are subject to estimates and judgements that can vary from quarter to quarter.
Enstar Group Limited | 2021 Form 10-K                 31

ITEM 1A. | Risk Factors

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
The nature of our liquidity demands and the structure of our investment portfolios may adversely affect the performance of our investment portfolio and financial results, as well as our investing flexibility.
We strive to structure the duration of our investments in a manner that recognizes our liquidity needs to satisfy future liabilities. Because of the unpredictable nature of losses and associated collateral provisions that may arise under the reinsurance policies issued by certain of our subsidiaries and as a result of our opportunistic commutation strategy, our liquidity needs can be substantial and may arise at any time. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our general liability profile. If we are unsuccessful in managing our investment portfolio within the context of this strategy, we may be forced to liquidate our investments at times and at prices that are not optimal, and we may have difficulty liquidating some of our alternative investments due to restrictions on sales, transfers and redemption terms. This could have a material adverse effect on the performance of our investment portfolio. Alternatively, we may forego investment income if the asset duration is shorter than our liability duration profile which could negatively impact our earnings.
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
We are subject to the insurance laws and regulations in a number of jurisdictions worldwide. Existing laws and regulations, among other things, limit the amount of dividends and capital that can be paid to us by our reinsurance subsidiaries, prescribe solvency and capital adequacy standards, impose restrictions on the amount and type of investments that can be held to meet solvency and capital adequacy requirements, require the maintenance of reserve liabilities, and require pre-approval of acquisitions, reinsurance transactions and certain affiliate transactions. Failure to comply with these laws and regulations or to maintain appropriate authorizations, licenses, and/or exemptions under applicable laws and regulations may cause governmental authorities to preclude or suspend our insurance or reinsurance subsidiaries from carrying on some or all of their activities, place one or more of them into rehabilitation or liquidation proceedings, impose monetary penalties or other sanctions on them or our affiliates, or commence insurance company delinquency proceedings against our insurance or reinsurance subsidiaries. The application of these laws and regulations by various governmental authorities may affect our liquidity and restrict our ability to expand our business operations through acquisitions or to pay dividends on our ordinary or preferred shares. Furthermore, compliance with legal and regulatory requirements is likely to result in significant expenses, which could have a negative impact on our profitability. To further understand these regulatory requirements, see "Item 1. Business - Regulation."
We believe it is likely there will continue to be increased regulatory intervention in our industry in the future, and these initiatives could adversely affect our business. Additional laws and regulations have been and may continue to be enacted that may have adverse effects on our operations, financial condition, statutory capital adequacy, and liquidity. For example, in many of the jurisdictions in which we operate, including Bermuda, there are increased regulations relating to group supervision though cooperation and coordination among insurance regulators regardless of an individual company’s domiciliary jurisdiction. The BMA acts as our Group supervisor, as described
Enstar Group Limited | 2021 Form 10-K                 32

ITEM 1A. | Risk Factors

in "Item 1. Business – Regulation." We cannot predict the exact nature, timing or scope of these initiatives; however, we believe it is likely there will continue to be increased regulatory intervention in our industry in the future, and these initiatives could adversely affect our business.
The implementation of Solvency II, an E.U.-wide directive covering the capital adequacy, risk management and regulatory reporting for insurers, requires significant resources to ensure compliance by our E.U. companies. Additionally, if our non-E.U. subsidiaries engage in E.U. insurance or reinsurance business, additional capital requirements may be imposed for such companies to continue to insure or reinsure E.U.-domiciled risk or cedants if their regulatory regime is not deemed to have Solvency II equivalence. Bermuda has gained Solvency II equivalence, and our Bermuda reinsurers are subject to requirements in line with a Solvency II framework. Continued compliance with Solvency II and similar laws and regulations will result in additional costs for us.
Our U.K.-based insurance subsidiaries consist of wholly-owned run-off companies that are authorized and regulated by the U.K. Regulator. Our U.K. run-off subsidiaries may not underwrite new business without the approval of the U.K. Regulator. In addition, our Lloyd’s operations are subject to authorization and regulation by the U.K. Regulator and compliance with the Lloyd’s Act(s) and Bylaws and regulations, as well as the applicable provisions of the FSMA. The Council of Lloyd’s has wide discretionary powers to regulate its members, and its exercise of these powers might affect the return on an investment of the corporate member in a given underwriting year. Business plans, including maximum underwriting capacity, for Lloyd’s syndicates require annual approval by the Lloyd’s Franchise Board. Continued compliance with the PRA, Lloyd’s and similar regulators will result in additional costs for us.
Our business is subject to laws and regulations relating to sanctions and foreign corrupt practices, the violation of which could adversely affect our financial condition and results of operations.
We are legally required to comply with all applicable economic sanctions, anti-bribery, anti-corruption and anti-money laundering laws and regulations of the jurisdictions in which we operate. U.S. laws and regulations applicable to our U.S. subsidiaries include the economic trade sanctions laws and regulations administered by the Treasury’s Office of Foreign Assets Control, as well as certain laws administered by the U.S. Department of State. New sanction regimes may be initiated, or existing sanctions expanded, at any time, which can impact our business activities. In addition, our companies are subject to the U.S. Foreign Corrupt Practices Act and other anti-bribery laws such as the Bermuda Bribery Act and the U.K. Bribery Act that generally bar corrupt payments or unreasonable gifts to foreign governments or officials. Although we have policies and controls in place that are designed to ensure compliance with these laws and regulations, it is possible that an employee or intermediary could fail to comply with applicable laws and regulations. In such event, we could be exposed to civil penalties, criminal penalties and other sanctions, including fines or other punitive actions. Such civil or criminal penalties, sanctions, fines or other punitive actions, and the possibility of resulting damage to our business and/or reputation, could have a material adverse effect on our financial condition and results of operations.
Risks Relating to our Operations

We are dependent on our executive officers, directors and other key personnel and the loss of any of these individuals could adversely affect our business.
Our success depends on the ability of our senior management and other key employees to implement our business strategy. For example, our ability to source run-off acquisitions is critical our business, and is in part dependent on the relationships of our senior management and other key personnel. The loss of their services or the loss of the services of or our relationships with any of our directors, could have a material adverse effect on our business. The COVID-19 pandemic presents a unique risk in this regard, in that if any of our key personnel were unable to continue to work productively, or at all, due to illness, government restrictions, remote working conditions, or other disruptions related to the COVID-19 pandemic, our ability to conduct our operations may be adversely affected.
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
Enstar Group Limited | 2021 Form 10-K                 33

ITEM 1A. | Risk Factors

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
We rely heavily on the successful, uninterrupted functioning of our information technology systems, as well as those of any outsourced service providers, including third-party administrators and investment managers. We rely on these systems to securely and accurately process, store, and transmit confidential and other data in connection with our critical operational functions such as paying claims, performing actuarial and other modeling, pricing, quoting and processing policies, cash and investment management, acquisition analysis, financial reporting and other necessary support functions. Our information may also be exposed to the risk of a data breach or cyber-security incident through a breach or failure of our systems or a breach or failure of the systems of third parties where we rely on such parties for outsourced functions or services. A failure of our information technology systems or those of our third-party service providers could materially impact our ability to perform the critical functions described above, affect the confidentiality, availability or integrity of our proprietary information and expose us to litigation and increase our administrative expenses.
Computer viruses, cyber-attacks, phishing scams and other external hazards, as well as any internal process or employee failures, could expose our information technology systems to security breaches that may cause critical data to be corrupted or confidential or proprietary information to be exposed, cause system disruptions or shut-downs, or expose us to financial fraud. In addition to our own information, we receive and may be responsible for protecting confidential or personal information of ceding companies, policyholders, employees, and other third parties, which could also be compromised in the event of a security breach. In addition, many of our employees continue to work remotely as a result of the COVID-19 pandemic, and we are therefore more dependent on our information technology systems and the continued access by our employees and service providers to reliable internet and telecommunications systems. If these systems do not function effectively or are disrupted due to heightened demand, cybersecurity attacks and data security incidents, or for any other related reason, it would negatively impact our ability to settle claims efficiently, complete acquisitions, integrate our acquired businesses, manage our investments, or otherwise conduct our business.
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
Enstar Group Limited | 2021 Form 10-K                 34

ITEM 1A. | Risk Factors

We outsource certain business functions to third-party providers, and these providers may not perform as anticipated or may fail to adhere to their obligations to us. For example, certain of our subsidiaries rely on relationships with a number of third-party administrators under contracts pursuant to which these third-party administrators manage and pay claims on our subsidiaries’ behalf and advise with respect to case reserves. In these relationships, we rely on controls incorporated in the provisions of the administration agreement, as well as on the administrator’s internal controls, to manage the claims process within our prescribed parameters. We also rely on external investment managers to provide services pursuant to the terms of our investment management agreements, including following established investment guidelines. Although we monitor these administrators and investment managers on an ongoing basis, we do not control them, and our service providers could exceed their authorities or otherwise breach obligations owed to us, which, if material, could adversely affect our business and results of operations. For example, a third-party investment manager may breach our investment guidelines and expose us to risk beyond our prescribed tolerances, which could have an immediate negative financial impact. We may also be negatively impacted if third-party administrators mishandle claims, fail to administer claims effectively or efficiently, fail to maintain accurate books and records, or fail to comply with laws or regulations.
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
The Tax Act also contains modifications to certain provisions relating to passive foreign investment company (“PFIC”) status including an exception for foreign insurance companies ("PFIC insurance exception"). Generally, a company is considered a PFIC where 75% or more of its income constitutes “passive income” or 50% or more of its assets were held to produce “passive income”. The Tax Act modified the PFIC insurance exception to apply, inter alia, to insurance companies whose reserves constitute more than 25% of the company’s gross assets. We believe that the Company is not a PFIC as our non-U.S. subsidiaries that are insurance companies meet the PFIC insurance exception. We also believe that our domestic insurance companies meet the qualifying domestic company exception. PFIC characterization of the Company under these rules could result in adverse tax consequences to U.S. persons who own our ordinary shares.
The Organization for Economic Co-operation and Development (the "OECD") Pillar II initiative is intended to propose a global minimum tax rate of 15% amongst its 140 member nations and other adopting countries. On December 20, 2021, the OECD released the final model rules on Pillar II (“Model Rules”), which nations can adopt into local legislation to implement Pillar II on a global basis.
Two components of the Model Rules, the Income Inclusion Rule (“IIR”) and the Under-Taxed Payment Rule (“UTPR”), could potentially be applicable to our operations:
•The IIR establishes a global minimum tax in the jurisdiction of the parent company of a multinational enterprise (“MNE”). However, there is indication that Bermuda will choose to forgo adopting the IIR.
•The other component of the Model Rules, the UTPR, allows a portion of an MNE’s global profits with an effective tax rate below the 15% minimum rate to be taxed by other jurisdictions through an allocation model based on headcount and fixed tangible assets. The Model Rules give flexibility to allow jurisdictions several mechanisms to collect global profits. This includes directly taxing allocated income, reduction in any allowance for equity or by imputing deemed income.
Enstar Group Limited | 2021 Form 10-K                 35

ITEM 1A. | Risk Factors

How the UTPR impacts our operations will heavily depend on how these rules are ultimately transposed into the local legislation of countries we operate in. The OECD, European Commission and the UK government will each have an impact on the proposed legislation.
The OECD is targeting the implementation of the IIR by 2023, and UTPR by 2024. The timeline for the legislative proposals from the European commission as well as the consultation from the UK government are generally consistent with the targeted OECD timeline.
Accordingly, should we become subject to the Pillar II rules in the future, this could result in an increase in the total amount of tax we pay, thereby having a material adverse impact on our business operations.
We might incur unexpected U.S., U.K., Australia, or other tax liabilities if companies in our group that are incorporated outside those jurisdictions are determined to be carrying on a trade or business in such jurisdictions.
We are currently not subject to tax in Bermuda. Under the Exempted Undertakings Tax Protection Act 1996, we have assurance that any legislation imposing an income, capital, or similar tax before March 31, 2035 will not apply to us. Given limitations imposed under this assurance, we cannot be certain that we will not be subject to tax after March 31, 2035. If we are subject to tax in Bermuda, this could have a material adverse impact on our business operations. Furthermore, a number of our subsidiaries are companies formed under the laws of Bermuda or other jurisdictions that do not impose income taxes, and it is our contemplation that these companies will not incur substantial income tax liabilities from their operations. Because the operations of these companies generally involve, or relate to, the insurance or reinsurance of risks that arise in higher tax jurisdictions, such as the United States, the United Kingdom and Australia, it is possible that the taxing authorities in those jurisdictions may assert that the activities of one or more of these companies creates a sufficient nexus in that jurisdiction to subject the company to income tax in such jurisdiction. There are uncertainties in how the relevant rules apply to insurance businesses, and in our eligibility for favorable treatment under applicable tax treaties. Accordingly, it is possible that our tax liabilities could be adversely impacted, which could reduce our net earnings.
U.S. persons who own our ordinary shares might become subject to adverse U.S. tax consequences as a result of "related person insurance income," if any, of our non-U.S. insurance company subsidiaries.
For any of our wholly-owned non-U.S. insurance company subsidiaries, if (1) U.S. persons are treated as owning 25% or more of our shares, (2) the related person insurance income ("RPII") of that subsidiary were to equal or exceed 20% of its gross insurance income in any taxable year, and (3) direct or indirect insureds of that subsidiary (and persons related to such insureds) own (or are treated as owning) 20% or more of the voting power or value of our shares, then a U.S. person who owns our shares directly, or indirectly through non-U.S. entities, on the last day of the taxable year would be required to include in income for U.S. federal income tax purposes that person's pro rata share of the RPII of such a non-U.S. insurance company for the entire taxable year, whether or not any such amounts are actually distributed. While recently proposed regulations put forth by the United States Department of Treasury and Internal Revenue Service on January 24, 2022 may change some of the ownership thresholds needed to qualify into RPII, we believe that some of the income thresholds above are not likely to be met. However, we cannot assure you that this will be the case. Accordingly, it is possible that a direct or indirect United States shareholder could be required to include amounts in its income in respect to RPII in any taxable year if the proposed regulations are finalized in their current form. We believe that these proposed changes would not affect the gross income threshold described above. These proposed regulations are subject to a 90-day comment period ending on April 25, 2022. It is expected that comments will request changes to the proposed regulations to ask that structures such as Enstar's not be subject to these rules. If these proposed regulations are finalized as proposed, they would be effective for tax years ending on or after January 25, 2022. Whether they will be finalized as proposed is unclear.
Risks Relating to Ownership of our Shares

The market price for our securities may experience volatility, which could cause a potential loss of value to our investors, and our ordinary shares are thinly traded, so the market value of our ordinary shares may decline if large numbers of shares are sold.
The market price for our ordinary shares and for the depositary shares representing our preferred shares may fluctuate substantially and could cause investment losses due to a number of factors. Such factors could include: announcements with respect to a specific acquisition or investment; changes in the value of our assets; our financial condition, performance and prospects; changes in general conditions in the economy and the insurance industry; economic, financial, geopolitical, regulatory or judicial events that affect us or the financial markets generally;
Enstar Group Limited | 2021 Form 10-K                 36

ITEM 1A. | Risk Factors

changes in management; and adverse press or news announcements. For the depositary shares representing our preferred shares, such factors could also include: whether dividends have been declared on the preferred shares; whether the ratings on such depositary shares provided by any ratings agency have changed; changes in our credit ratings; our total outstanding indebtedness; the level, direction and volatility of market interest rates generally; and the market for similar securities.
Our ordinary shares have in the past been, and may continue to be, thinly traded, and significant sales could adversely affect the market price for our ordinary shares and impair our ability to raise capital through offerings of our equity securities.
A few significant shareholders may influence or control the direction of our business. If the ownership of our ordinary shares continues to be highly concentrated, it may limit the ability of other shareholders to influence significant corporate decisions.
The interests of certain significant shareholders, including those that may be affiliated with members of our Board of Directors (our “Board”), may not be fully aligned with those of other shareholders, which could lead to a strategy that is not in such other shareholders’ best interests. As of December 31, 2021, the Canadian Pension Plan Investment Board (“CPPIB”), funds managed by Stone Point Capital LLC and its affiliates, Beck Mack & Oliver, and three of Enstar's executive officers (collectively) beneficially owned 13.5%, 9.8%, 4.1% and 5.3%, respectively, of our outstanding voting ordinary shares. CPPIB owns additional non-voting ordinary shares that, together with its voting shares, represented an economic interest of 20.0% as of December 31, 2021.
Although they do not act as a group, these shareholders may exercise significant influence over matters requiring shareholder approval, and their concentrated holdings may delay or deter possible changes in control of Enstar, which may reduce the market price of our ordinary shares.
Some aspects of our corporate structure and certain regulatory limitations may discourage third-party takeovers and other transactions or prevent the removal of our Board and management.
Some provisions of our bye-laws have the effect of making more difficult or discouraging unsolicited takeover bids from third parties or preventing the removal of our current board of directors and management. For example, our bye-laws contain restrictions on the ability of shareholders to (i) nominate persons to serve as directors, (ii) remove directors, (iii) submit resolutions to a shareholder vote, and (iv) request special general meetings. In addition, our Board may limit a shareholder’s exercise of voting rights or to register a transfer of ordinary shares where it deems it necessary to do so to avoid adverse tax, legal or regulatory consequences. Our Board may also decline to register a transfer of shares unless all applicable consents, authorizations, permissions or approvals of any governmental body or agency in Bermuda and other applicable jurisdictions required to be obtained prior to such transfer shall have been obtained. We also have the authority under our bye-laws to reasonably request information from any shareholder for the purpose of determining whether a shareholder’s voting rights are to be limited pursuant to the bye-laws, and if a shareholder is unable to do so, we may eliminate the shareholder’s voting rights.
Insurance laws and regulations in the jurisdictions in which our reinsurance subsidiaries operate require prior notices or regulatory approval of changes in control of an insurer or its holding company. Different jurisdictions define changes in control differently, and generally any purchaser of 10% or more of the vote or value of our ordinary shares could become subject to regulation and be required to file certain notices and reports with the applicable insurance authorities. These laws and the aspects of our corporate structure outlined above may discourage potential acquisition proposals or prevent the removal of members of our Board and management and may delay, deter or prevent a change in control of us. To the extent these provisions discourage takeover attempts, they may deprive shareholders of opportunities to realize takeover premiums for their shares or may depress the market price of the shares.
Bermuda Law differs from the laws in effect in the United States. Shareholders who own our shares may have more difficulty protecting their interests than shareholders of a U.S. corporation.
We are organized under the laws of Bermuda, and as a result our shareholders may have more difficulty protecting their interests than shareholders of a U.S corporation. For example:
•class actions and derivative actions are generally not available to shareholders under Bermuda law;
•under Bermuda law, only shareholders holding collectively 5% or more of our outstanding ordinary shares or groups of shareholders numbering 100 or more are entitled to propose a resolution at our general meeting;
Enstar Group Limited | 2021 Form 10-K                 37

ITEM 1A. | Risk Factors

•a substantial portion of our assets and certain of our directors and officers and their assets are located outside of the United States and as a result investors may have difficulty (i) effecting service of process within the United States or (ii) recovering against us or these directors and officers on judgments of U.S. courts;
•no claim may be brought in Bermuda against us or our directors and officers for violations of U.S. federal securities laws, as such laws do not have force of law in Bermuda;
•there is no treaty in effect between the United States and Bermuda providing for the enforcement of judgments of U.S. courts, and there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts; and
•some remedies available under the laws of U.S. jurisdictions, including U.S. federal securities laws, may be prohibited in Bermuda courts as contrary to Bermuda’s public policy.
Certain regulatory and other constraints may limit our ability to pay dividends on our securities, and dividends on our preferred shares are non-cumulative.
We do not currently intend to pay a cash dividend on our ordinary shares. If our Board decided to commence a dividend program in the future, we are subject to significant regulatory and other constraints that affect our ability to pay dividends and make other distributions on our ordinary and preferred shares. For example, under the Bermuda Companies Act, we may declare or pay a dividend or distribution out of contributed surplus only if we have reasonable grounds to believe that we are, and would after the payment be, able to meet our liabilities as they become due or that the realizable value of our assets would thereby not be less than our liabilities. In addition, as described above under “Risks Relating to Liquidity and Capital Resources,” we are a holding company that is dependent upon distributions from our operating subsidiaries for liquidity, which may not be available.
Dividends on our preferred shares are non-cumulative and payable only out of available funds under Bermuda law. If our Board (or a duly authorized committee thereof) does not authorize and declare a dividend for any dividend period, holders of our preferred shares and, in turn, the depositary shares representing preferred shares, would not be entitled to receive any such dividend, and such unpaid dividend will not accrue and will not be payable at any time. We will have no obligation to pay dividends for a dividend period on or after the dividend payment date for such period if our Board has not declared such dividend before the related dividend payment date, whether or not dividends are declared for any subsequent dividend period with respect to any outstanding preferred shares and/or our ordinary shares.
Our ordinary and preferred shares are subordinate to our existing and future indebtedness and our ordinary shares rank junior to our outstanding preferred shares.
Our preferred shares are equity interests and do not constitute indebtedness. As such, our preferred shares, in addition to our ordinary shares, will rank junior to all of our indebtedness and other non-equity claims with respect to assets available to satisfy our claims, including in our liquidation. Our preferred shares are also contractually subordinated in right of payment to all obligations of our subsidiaries, including all existing and future policyholder obligations of our subsidiaries. Additionally, neither our ordinary shares nor our preferred shares represent an interest in any of our subsidiaries, and accordingly, are structurally subordinated to all obligations of our subsidiaries. Further, in the event of our liquidation, winding up or dissolution, our ordinary shares rank junior to our outstanding preferred shares. In such an event, there may not be sufficient assets remaining after payments to holders of our outstanding preferred shares to ensure payments to holders of our ordinary shares.
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
The voting rights of holders of our preferred shares and, in turn, the depositary shares representing our preferred shares are limited.
Enstar Group Limited | 2021 Form 10-K                 38

ITEM 1A. | Risk Factors

Holders of our outstanding preferred shares and, in turn, the depositary shares representing the preferred shares have no voting rights with respect to matters that generally require the approval of voting shareholders. In addition, if dividends on any of our outstanding preferred shares have not been declared or paid for the equivalent of six dividend payments, whether or not for consecutive dividend periods, holders of the outstanding preferred shares and, in turn, the depositary shares, will, subject to the terms and conditions contained in the certificates of designation governing the preferred shares, be entitled to vote for the election of two additional directors to our Board. The holders shall be divested of the foregoing voting rights if and when dividends for at least four dividend periods, whether or not consecutive, following a nonpayment event have been paid in full (or declared and a sum sufficient for such payment shall have been set aside). In addition, holders of the depositary shares must act through the depositary to exercise any voting rights in respect of the preferred shares. Although each depositary share is entitled to 1/1,000th of a vote, the depositary can vote only whole preferred shares. While the depositary will vote the maximum number of whole preferred shares in accordance with the instructions it receives, any remaining votes of holders of the depositary shares will not be voted.
We have no obligation to maintain any listing of the depositary shares representing our outstanding preferred shares.
Although the depositary shares representing our outstanding preferred shares are listed on NASDAQ, such listings may not provide significant liquidity, and transaction costs in any secondary market could be high. The difference between bid and ask prices in any secondary market could be substantial. As a result, holders of depositary shares representing our preferred shares (which do not have a maturity date) may be required to bear the financial risks of an investment in the depositary shares representing preferred shares for an indefinite period. In addition, we undertake no obligation, and expressly disclaim any obligation, to maintain the listing of the depositary shares representing our preferred shares on NASDAQ or any other stock exchange. If we elect to discontinue the listing at any time or the depositary shares representing the preferred shares otherwise are not listed on an applicable stock exchange, the dividends paid after the delisting would not constitute qualified dividend income for U.S. federal income tax purposes (as dividends paid by a Bermuda corporation are qualified dividend income only if the stock with respect to which the dividends are paid is readily tradable on an established securities market in the United States).
A classification of the depositary shares representing our preferred shares by the National Association of Insurance Commissioners may impact U.S. insurance companies that purchase our preferred shares.
The NAIC may, in its discretion, classify securities in U.S. insurers’ portfolios as debt, preferred equity or common equity instruments. The NAIC’s written guidelines for classifying securities as debt, preferred equity or common equity include subjective factors that require the relevant NAIC examiner to exercise substantial judgment. There is therefore a risk that the depositary shares representing our preferred shares may be classified by the NAIC as common equity instead of preferred equity. The NAIC classification determines the amount of risk-based capital (“RBC”) charges incurred by insurance companies in connection with an investment in a security. Securities classified as common equity by the NAIC carry RBC charges that can be significantly higher than the RBC requirement for debt or preferred equity. Therefore, any classification of the depositary shares representing our preferred shares as common equity may adversely affect U.S. insurance companies that hold depositary shares representing our preferred shares. In addition, a determination by the NAIC to classify the depositary shares representing our preferred shares as common equity may adversely impact the trading of the depositary shares representing our preferred shares in the secondary market.
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
Enstar Group Limited | 2021 Form 10-K                 39

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
ITEM 3. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 24 in the notes to our consolidated financial statements, which is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
Enstar Group Limited | 2021 Form 10-K                 40

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Number of Holders

Our ordinary voting shares are listed on the NASDAQ Global Select Market under the symbol "ESGR." There is no established trading market for our non-voting ordinary shares. On February 22, 2022, there were 1,240 shareholders of record of our voting ordinary shares and one shareholder of record of our non-voting ordinary shares. This is not the number of beneficial owners of our voting ordinary shares as some shares are held in “street name” by brokers and others on behalf of individual owners.
Dividend Information

Historically, we have not declared a dividend on our ordinary shares. Our strategy is to retain earnings and invest distributions from our operating subsidiaries into our business. However, we may re-evaluate this strategy from time to time based on overall market conditions and other factors, but we do not currently expect to pay any dividends on our ordinary shares. Any payment of dividends must be approved by our Board. Furthermore, our ability to pay dividends is subject to certain restrictions.4,5
Issuer Purchases of Equity Securities

The following table provides information about ordinary shares acquired by the Company during the three months ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Dollar Value) of Shares that May Yet be Purchased Under the Program(1)
				(in millions of U.S. dollars)
Beginning dollar amount available to be repurchased				$100
October 1, 2021 - October 31, 2021				—
November 1, 2021 - November 30, 2021	3,063	$223.32	3,063	(1)
December 1, 2021 - December 31, 2021	164,554	$241.46	164,554	(40)
	167,617		167,617	$59
(1) On November 29, 2021, our Board adopted an ordinary share repurchase program (the "2021 Repurchase Program"), effective through November 30, 2022. Pursuant to the 2021 Repurchase Program, we may repurchase a limited number of our ordinary shares, not to exceed $100.0 million. As of December 31, 2021, the remaining capacity under the 2021 Repurchase Program was $59 million.
4 Described in Note 23 to our consolidated financial statements, which is incorporated herein by reference.
5 For information on dividends on our preferred shares refer to Note 18 to our consolidated financial statements.
Enstar Group Limited | 2021 Form 10-K                 41

Item 5 | Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Performance Graph

The following performance graph compares the cumulative total return on our ordinary shares with the cumulative total return on the S&P 500 Index and the S&P Property & Casualty Insurance Index for the period that commenced December 31, 2016 and ended on December 31, 2021.
The performance graph shows the value as of December 31 of each calendar year of $100 invested on December 31, 2016 in our ordinary shares, and the indices listed above, assuming the reinvestment of dividends. Returns have been weighted to reflect relative market capitalization. This information is not necessarily indicative of future returns.

Comparison of 5 Year Cumulative Total Return
$250
$225
$200
$175
$150
$125
$100
$75
2016
2017
2018
2019
2020
2021
Enstar (1)
S&P 500 Index (1)
S&P Property & Casualty Index (1)

	Indexed Returns (2) for Years Ended December 31,
	2016	2017	2018	2019	2020	2021
Enstar (1)	100.00	101.54	84.76	104.63	103.64	125.24
S&P 500 Index (1)	100.00	121.83	116.49	153.17	181.35	233.41
S&P Property & Casualty Index (1)	100.00	121.82	113.52	143.28	152.90	182.48
(1) Source: S&P Global Market Intelligence
(2) $100 invested on December 31, 2016 in stock or index, including reinvestment of dividends.

ITEM 6. RESERVED

Enstar Group Limited | 2021 Form 10-K                 42

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
For a comparison of our Results of Operations by Segment, Corporate and Other activities and Sources and Uses of Cash within Liquidity and Capital Resources for the years ended December 31, 2020 and 2019, see our revised Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2020 included in the Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on June 11, 2021.

Enstar Group Limited | 2021 Form 10-K                 43

Item 7 | Management Discussion and Analysis | Operational Highlights

Operational Highlights

Our consolidated results for the year ended December 31, 2021 reflect our continued progress on providing capital release solutions to our clients by acquiring and managing their run-off portfolios. We continue to operate our business during heightened uncertainty and investment volatility as a result of the COVID-19 pandemic.
During 2021 we:
Assumed $3.8 billion of Loss Reserves from Run-off Transactions

We assumed $3.8 billion of liabilities in seven run-off transactions, including five LPTs totaling $2.2 billion of liabilities, and two ADCs totaling $1.6 billion of liabilities.
We may generate favorable RLE through active claims management and/or claims management influence on these run-off transactions.
We anticipate investment returns as we manage the $3.5 billion of investment assets we assumed in these transactions. In addition, we recorded $0.3 billion of DCA in connection with these transactions which we will subsequently amortize.
Exited Our Strategic Relationship with Hillhouse Group

We entered into a series of transactions with Hillhouse Capital Management Ltd and Hillhouse Capital Advisors, Ltd. (together, “Hillhouse Group”), related parties6, in order to exit our strategic relationship, as follows:
•Repurchased 3,749,400 of our ordinary shares held by funds managed by Hillhouse Group, for a price of $234.52 per share, totaling $879 million in aggregate, which represented a discount to book value7.
•Purchased the entire 27.7% equity interest in Enhanzed Re held by an affiliate of Hillhouse Group. Following completion of the transaction, our equity interest in Enhanzed Re increased to 75.1% resulting in consolidation (previously accounted for as an equity method investment).
•Redeemed $2.7 billion and liquidated the InRe Fund L.P. (the “InRe Fund”), which was previously managed by an affiliate of Hillhouse Group, as part of our strategic re-alignment to reduce our exposure to hedge fund investments. Our investment in the InRe Fund has delivered an inception to date total return of 271.0% or $1.3 billion (a 30.0% annualized average per year)8.
Executed Capital Transactions

We completed a $500 million senior notes offering9, the net proceeds of which were used to redeem $70 million of debt expiring in 2022 through a tender offer and to engage in other corporate opportunities.
Continued our Exit of Active Underwriting Platforms

Completed the strategic exit from our active underwriting lines with our sales of:
•Northshore to the Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. funds (collectively, the “Trident V Funds”) through an exchange transaction (the “Exchange Transaction”), whereby we exchanged a portion of our indirect interest in Northshore, the holding company that owns Atrium and Arden, for an indirect interest in StarStone U.S. Holdings, Inc. and its subsidiaries (“StarStone U.S.”), now owned through an interest in Core Specialty; and
◦SUL, together with the right to operate Lloyd's Syndicate 1301, to Inigo for consideration of $30 million in the form of Inigo shares and $1 million in cash.
6 As described in Note 22 to our consolidated financial statements.
7 Book value per share as of June 30, 2021 was $309.07.
8 Total return of the InRe Fund inception to date and average per year were computed using the modified Dietz method, which divides the total gain or loss in value of the portfolio, net of external flows, by the average value of the portfolio over the period of measurement.
9 Under the eligible capital rules of the BMA, the senior notes qualify as Tier 3 capital.
Enstar Group Limited | 2021 Form 10-K                 44

Item 7 | Management Discussion and Analysis | Consolidated Results of Operations

Consolidated Results of Operations - For the Years Ended December 31, 2021, 2020 and 2019

We use the following GAAP measures to monitor the performance of and manage the company:
•BVPS which we use to measure the value of our company over time;
•ROE which measures our profitability by dividing our earnings attributable to the company by our shareholders’ equity;
•TIR which measures the annual rate of return we obtain, both realized and unrealized, on our investments; and
•RLE which measures the rate of return we obtain on managing our run-off liabilities by dividing our prior period net incurred losses and LAE by our average net loss reserves.
In addition to our key financial measures presented in accordance with GAAP, we present other non-GAAP financial measures that we use to manage our business, compare our performance against prior periods and against our peers, and as performance measures in our annual incentive compensation program.

Enstar Group Limited | 2021 Form 10-K                 45

Item 7 | Management Discussion and Analysis | Consolidated Results of Operations

The following table sets forth highlights from our consolidated statements of earnings for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,			% Change
	2021	2020	2019	2021 vs 2020		2020 vs 2019
	(in millions of U.S. dollars)
Underwriting Results
Net premiums earned	$245	$572	$804	(57.2)%		(28.9)%
Net incurred losses and LAE
Current period	(172)	(405)	(580)	(57.5)%		(30.2)%
Prior Period	283	(11)	(34)	NM		(67.6)%
Total net incurred losses and LAE	111	(416)	(614)	(126.7)%		(32.2)%
Acquisition costs	(57)	(171)	(241)	(66.7)%		(29.0)%

Investment Results
Net investment income	$312	$303	$308	3.0%		(1.6)%
Net realized (losses) gains	(61)	19	5	(421.1)%		280.0%
Net unrealized gains	178	1,623	1,007	(89.0)%		61.2%
Earnings from equity method investments	93	239	56	(61.1)%		326.8%

General and administrative expenses	$(367)	$(502)	$(413)	(26.9)%		21.5%

NET EARNINGS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$437	$1,719	$902	(74.6)%		90.6%

GAAP measures:
BVPS	$316.34	$286.45	$201.39	10.4%		42.2%
ROE	7.1%	39.7%	26.6%	(32.6)	pp	13.1	pp
RLE	2.8%	(0.1)%	(0.5)%	2.9	pp	0.4	pp
TIR	2.5%	14.1%	10.0%	(11.6)	pp	4.1	pp

Non-GAAP measures:
Adjusted BVPS*	$310.80	$281.20	$197.93	10.5%		42.1%
Adjusted ROE*	9.2%	43.6%	19.6%	(34.4)	pp	24.0	pp
Adjusted RLE *	2.0%	2.5%	2.8%	(0.5)	pp	(0.3)	pp
Adjusted TIR*	3.6%	12.4%	6.3%	(8.8)	pp	6.1	pp
NM - not meaningful
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | 2021 Form 10-K                 46

Item 7 | Management Discussion and Analysis | Consolidated Results of Operations

Net earnings attributable to Enstar ordinary shareholders decreased by $1.3 billion from 2020 to 2021, mainly as a result of:
•significant outperformance by our investments in 2020 driven by net unrealized gains of $1.6 billion; partially offset by
•improved underwriting performance resulting from favorable actual versus expected experience in 2021.
Net earnings attributable to Enstar ordinary shareholders increased by $817 million from 2019 to 2020, mainly as a result of:
•the performance of our investments in 2020, driven by an increase of $616 million in net unrealized gains; and
•strong performance in our earnings from equity method investments, which increased by $183 million from the prior year.
We have discussed the results of our operations by aggregating certain captions from our consolidated statement of earnings, as we believe it provides a more meaningful view of our results and eliminates repetition that would arise if captions were discussed on an individual basis. In order to facilitate discussion, we have grouped the following captions:
•Underwriting results: includes net premiums earned, net incurred losses and LAE and acquisition costs.
•Investment results: includes net investment income, net realized (losses) gains, net unrealized gains and earnings from equity method investments.
•General and administrative results: includes general and administrative expenses.

Enstar Group Limited | 2021 Form 10-K                 47

Item 7 | Management Discussion and Analysis | Consolidated Results of Operations

Underwriting Results

Our strategy is focused on effectively managing portfolios and businesses in run-off. Although we have largely exited our live underwriting platforms, we still record net premiums earned and the associated current period net incurred losses and acquisition costs as a result of new transactions during the year and the run-off of unearned premiums from transactions completed in recent years.
Premiums earned in the Run-off segment are offset by the related current period net incurred losses and LAE and acquisition costs.
The components of underwriting results for the years ended December 31, 2021 and 2020 are as follows:

	2021					2020
	Run-off	Enhanzed Re	Legacy Underwriting	Corporate and other	Total	Run-off	Legacy Underwriting	Corporate and other	Total
Net premiums earned	$182	$5	$58	$—	$245	$59	$513	$—	$572
Net incurred losses and LAE:
Current period	144	2	26	—	172	30	375	—	405
Prior periods	(338)	—	(6)	61	(283)	(175)	(4)	190	11
Total net incurred losses and LAE	(194)	2	20	61	(111)	(145)	371	190	416
Acquisition costs	44	—	13	—	57	20	151	—	171
Underwriting results	$332	$3	$25	$(61)	$299	$184	$(9)	$(190)	$(15)

2021 versus 2020:
Current Period
The current period underwriting results from our (re)insurance operations include net earned premiums that have been declining as we transition away from active underwriting activities.

The decrease in current period net incurred losses and LAE and acquisition costs were driven by reduced levels of activity arising from our exit of our active underwriting platform. We continue to earn premium from our StarStone International and AmTrust RITC business. In comparison, the 2020 results were primarily driven by the AmTrust RITCs entered into in 2019.

Enstar Group Limited | 2021 Form 10-K                 48

Item 7 | Management Discussion and Analysis | Consolidated Results of Operations

Prior Periods - RLE
The following tables summarize RLE and Adjusted RLE* by acquisition year for the years ended December 31, 2021 and 2020, which management believes is useful in measuring and monitoring performance of our claims management activity on the portfolios that we have acquired. This permits comparability between acquisition years of different loss reserve volumes. Our calculation of RLE includes the impact of DCA amortization, amortization of fair value adjustments and changes to the discount and risk margin factors relating to the fair value of liabilities where we elected the fair value option.
Refer to the table below for a summary of RLE and Adjusted RLE* for the year ended December 31, 2021:

	2021
	RLE			Adjusted RLE*
Acquisition Year	PPD	Average net loss reserves	RLE %	Adjusted PPD*	Average adjusted net loss reserves*	Adj RLE* %
	(in millions of U.S. dollars)
2011 and prior	$28	$522	5.4%	$24	$557	4.3%
2012	5	41	12.2%	2	40	5.0%
2013	9	134	6.7%	2	54	3.7%
2014	25	945	2.6%	29	78	37.2%
2015	13	333	3.9%	11	316	3.5%
2016	9	813	1.1%	9	859	1.0%
2017	89	1,006	8.8%	25	993	2.5%
2018	44	1,201	3.7%	26	1,182	2.2%
2019	9	1,168	0.8%	45	1,653	2.7%
2020	12	1,815	0.7%	(3)	1,765	(0.2)%
2021	40	2,072	1.9%	24	2,253	1.1%
Total	$283	$10,050	2.8%	$194	$9,750	2.0%
2021:
Overall, RLE % and Adjusted RLE* % were primarily driven by net favorable actual claims experience compared with our expected claims trends. This was notable in the 2011 and prior, 2017 and 2018 acquisition years.
PPD was positively impacted by a decrease of $75 million in 2021 relating to the change in the discount rate component of the fair value of liabilities for which we have elected the fair value option in the 2017 and 2018 acquisition years as a result of increases in interest rates.
Adjusted PPD* excludes the impact of the changes in the discount rate upon the fair value of liabilities where we have elected the fair value option, the impact of changes in ULAE and the amortization of fair value adjustments relating to purchased subsidiaries.
Other notable events within our acquisition years were:
Our 2019 acquisition year had lower than expected asbestos related claim frequency related to our defendant A&E liabilities. RLE % does not include the impact of changes to our defendant A&E liabilities.
Our 2020 acquisition year had adverse development on the motor book offset by favorable development in other portfolios relating to the 2018 and 2019 accident years.
Acquisition year 2021 experienced favorable claim activity in professional indemnity/directors’ and officers’ and motor lines of business relative to expectations at take-on.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.

Enstar Group Limited | 2021 Form 10-K                 49

Item 7 | Management Discussion and Analysis | Consolidated Results of Operations

Refer to the table below for a summary of RLE and Adjusted RLE* for the year ended December 31, 2020:

	2020
	RLE			Adjusted RLE*
Acquisition Year	PPD	Average net loss reserves	RLE %	Adjusted PPD*	Average adjusted net loss reserves*	Adjusted RLE* %
	(in millions of U.S. dollars)
2011 and prior	$38	$623	6.1%	$43	$658	6.5%
2012	7	54	13.0%	8	51	15.9%
2013	15	174	8.6%	6	68	8.4%
2014	1	1,064	0.1%	2	99	2.2%
2015	10	405	2.5%	9	388	2.3%
2016	20	912	2.2%	31	963	3.2%
2017	(50)	1,108	(4.5)%	31	1,093	2.9%
2018	17	1,450	1.2%	48	1,436	3.3%
2019	3	1,316	0.2%	86	1,776	4.8%
2020	(72)	1,006	(7.2)%	(77)	977	(7.9)%
Total	$(11)	$8,112	(0.1)%	$187	$7,509	2.5%
2020:
Overall, RLE % and Adjusted RLE* % were primarily driven by a mix of favorable and unfavorable actual claims experience compared with our expected claims trends. Our experience was notably favorable in our 2011 and prior, 2016, 2017 and 2018 acquisition years, offset by adverse development in our 2020 acquisition year as detailed below.
PPD was adversely impacted by an increase of $119 million in 2020 relating to the change in the discount rate component of the fair value of liabilities for which we have elected the fair value option in the 2017 and 2018 acquisition years as a result of decreases in interest rates. This did not impact Adjusted PPD*.
Other notable events within our acquisition years were:
Our 2016 and 2019 acquisition years were favorably impacted by lower than expected asbestos related claim frequency related to our defendant A&E liabilities. RLE % does not include the impact of changes to our defendant A&E liabilities.
Our 2017 and 2018 acquisition years had favorable development on losses relating primarily to older accident years on asbestos related claims and reduced asbestos related claim frequency partially offset by the adverse impact on RLE % of changes in the discount rate component of the fair value of liabilities for which we have elected the fair value option.
Our 2020 acquisition year was driven by adverse development on the motor book, offset by favorable development in other portfolios relating to older accident years.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.

Enstar Group Limited | 2021 Form 10-K                 50

Item 7 | Management Discussion and Analysis | Consolidated Results of Operations

The components of underwriting results for the year ended December 31, 2019 are as follows:

	2019
	Run-off	Legacy Underwriting	Corporate and other	Total
	(in millions of U.S. dollars)
Net premiums earned	$168	$636	$—	$804
Net incurred losses and LAE:
Current period	124	456	—	580
Prior periods	(277)	106	205	34
Total net incurred losses and LAE	(153)	562	205	614
Acquisition costs	74	167	—	$241
Underwriting results	$247	$(93)	$(205)	$(51)
2020 versus 2019:
Current Period

The decrease in net premiums earned, current period net incurred losses and LAE and acquisition costs were mainly driven by our exit of certain lines of business in 2019 and StarStone International being placed into an orderly run-off in 2020.

Current period net incurred losses and LAE and acquisition costs incurred in 2020 were driven by net premiums earned, primarily due to AmTrust RITCs entered into in 2019.
Our 2019 current period net incurred losses and LAE and acquisition costs included business assumed as a result of the AmTrust RITC transactions and the acquisition of Maiden Reinsurance North America.

Net incurred losses and LAE for 2020 included $71 million of COVID-19 related losses, mainly related to casualty and property and accident and health business, and $19 million of exit costs associated with the StarStone International run-off.

Prior Periods - RLE
Refer to the table below for a summary of RLE and Adjusted RLE* for the year ended December 31, 2019:

	2019
	RLE			Adjusted RLE*
Acquisition Year	PPD	Average net loss reserves	RLE %	Adjusted PPD*	Average adjusted net loss reserves*	Adjusted RLE* %
	(in millions of U.S. dollars)
2011 and prior	$70	$905	7.7%	$71	$931	7.6%
2012	2	$67	3.0%	—	63	—%
2013	14	289	4.8%	5	80	6.3%
2014	(110)	1,094	(10.1)%	2	118	1.7%
2015	15	453	3.3%	10	427	2.3%
2016	8	1,019	0.8%	10	1,079	0.9%
2017	(84)	1,107	(7.6)%	(3)	1,162	(0.3)%
2018	35	1,830	1.9%	82	1,850	4.4%
2019	16	703	2.3%	8	907	0.9%
Total	$(34)	$7,467	(0.5)%	$185	$6,617	2.8%
Enstar Group Limited | 2021 Form 10-K                 51

Item 7 | Management Discussion and Analysis | Consolidated Results of Operations

2019:
Overall, RLE % and Adjusted RLE* % were primarily driven by a mix of favorable and unfavorable actual claims experience compared with our expected claims trends. This was notably favorable in our 2011 and prior and 2018 acquisition years offset by adverse development in our 2017 acquisition year.
Additionally, PPD was adversely impacted by an increase of $117 million in 2019 relating to the change in the discount rate component of the fair value of liabilities for which we have elected the fair value option in the 2017 and 2018 acquisition years as a result of decreases in interest rates. This did not impact Adjusted PPD*.
Our 2014 acquisition year had adverse development in our StarStone active underwriting business primarily relating to casualty lines of business, which we exclude from our Adjusted RLE* calculation as we exclude our exited underwriting businesses.
A $136 million reduction in estimates of net ultimate losses in our workers' compensation line of business arose across multiple portfolios, where reported loss development was generally significantly less than expected development.
The lower than expected actual development was driven by significant proactive settlement activity on individual claimants where we were able to settle claims lower than the case reserve estimates.
A $39 million reduction in estimates of net ultimate losses in our professional indemnity/directors’ and officers’ line of business arose based on the annual actuarial analysis which reflected the better than expected loss development during 2019.
A $7 million increase in estimates of net ultimate losses in our asbestos line of business arose primarily due to changes in our actuarial assumptions related to dismissal rates. During 2019, the number of new defendants and filed claims was less than expected but this was offset by a lowering of the dismissal rate. In asbestos, the dismissal rates are extremely high as many of the claims do not have merit against the insured. However, we have seen a trend in both U.S. and U.K. exposure of the dismissal rate trending down in the range of 2 to 3 pp.
We completed 6 commutations across several portfolios that contributed to a $10 million reduction in estimates of net ultimate losses.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.

Enstar Group Limited | 2021 Form 10-K                 52

Item 7 | Management Discussion and Analysis | Consolidated Results of Operations

Investment Results

We strive to structure our investment holdings and the duration of our investments in a manner that recognizes our liquidity needs, including our obligation to pay losses and future policyholder benefit expenses.
We consider the duration characteristics of our liabilities in determining our selection of asset durations depending on our other investment strategies and to the extent practicable.
The components of our investment results split between our fixed income ("Fixed Income") assets (which includes our short-term and fixed maturity investments classified as trading and AFS, fixed maturity investments included within funds held-directly managed, cash and cash equivalents, including restricted cash and cash equivalents, and funds held by reinsured companies) and other investments ("Other Investments") (which includes equities, the remainder of funds held-directly managed and equity method investments) for the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021			2020			2019
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$239	$73	$312	$256	$47	$303	$280	$28	$308
Net realized gains (losses)	(4)	(57)	(61)	18	1	19	4	1	5
Net unrealized (losses) gains	(206)	384	178	288	1,335	1,623	512	495	1,007
Earnings from equity method investments	—	93	93	—	239	239	—	56	56
TIR ($)	$29	$493	$522	$562	$1,622	$2,184	$796	$580	$1,376

TIR %	0.2%	8.8%	2.5%	5.1%	36.9%	14.1%	7.5%	18.5%	10.0%
Adjusted TIR %*	1.6%	8.8%	3.6%	2.4%	36.9%	12.4%	2.7%	18.5%	6.3%
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.

Net Investment Income

Net investment income
(in millions of U.S.
dollars)
$312
$303
$308
2021
2020
2019

2021 versus 2020: Net investment income increased primarily due to:
•increase in our average aggregate fixed income assets due to 2021 new business; partially offset by
•decrease in the investment yield primarily due to reinvestment of fixed maturities at lower yields and time required to invest premium from 2021 transactions.
2020 versus 2019: Net investment income decreased primarily due to:
•decrease in net investment income from fixed maturities and cash and cash equivalents, reflective of a decrease in the investment yield primarily due to lower rates; partially offset by
•increase in our average aggregate fixed income assets from new business transactions in 2020.

Enstar Group Limited | 2021 Form 10-K                 53

Item 7 | Management Discussion and Analysis | Consolidated Results of Operations

Net Realized and Unrealized Gains (Losses)

Net realized and unrealized gains (losses) (in millions of U.S. dollars)
$178
$(61)
$1,623
$19
2021
2020
Net realized (losses) gains
Net unrealized gains

2021 versus 2020: Net realized and unrealized gains (losses) decreased primarily due to:
•net realized and unrealized losses on fixed income securities of $210 million in 2021 compared to net realized and unrealized gains of $306 million in the prior year, a difference of $516 million, which was primarily driven by rising interest rates across U.S., U.K. and European markets, partially offset by a tightening in credit spreads.
•net realized and unrealized gains on other investments, including equities decreased by $1.0 billion or 75.5% from the prior year. This was primarily driven by:
◦net realized and unrealized losses of $58 million in the InRe Fund primarily due to the deterioration of global and Chinese equity markets through the second half of the year, including Chinese American Depository Receipts ("ADRs"), to which the fund had exposure; partially offset by
◦net realized and unrealized gains of $327 million in our public equity, private equity and CLO equities driven by the tightening of high yield and loan spreads and rallies in global equity markets.
◦This was in comparison to net realized and unrealized gains of $1.3 billion recognized in 2020, mainly driven by unrealized gains of $1.2 billion relating to the InRe Fund.

$1,623
$19
$1,007
$5
2020
2019
Net realized gains
Net unrealized gains

2020 versus 2019: Net realized and unrealized gains increased primarily due to:
•net realized and unrealized gains on fixed income securities decreased by $209 million or 40.6%, primarily driven by a decline in interest rates.
•net realized and unrealized gains on other investments, including equities, increased by $839 million or 169.0%, primarily a result of:
◦unrealized gains for 2020 primarily comprised unrealized gains of $1.2 billion in the InRe Fund, which were driven by strong performance in U.S. and Chinese equity markets across multiple sectors, including consumer discretionary, communication services, information technology and consumer staples.

Enstar Group Limited | 2021 Form 10-K                 54

Item 7 | Management Discussion and Analysis | Consolidated Results of Operations

Earnings from equity method investments
Effective September 1, 2021, Enhanzed Re was consolidated by us10. Prior to that date, the results of Enhanzed Re were recorded in earnings from equity method investments on a one quarter lag.

2021 versus 2020: earnings from equity method investments decreased, due to:
•a reduction in Enhanzed Re earnings, primarily driven by catastrophe losses from the European storms, German floods and worsening of COVID-19 claims sustained in the second quarter of 2021 for which our share of losses was $35 million, partially offset by significant net realized and unrealized gains on investments in the last quarter of 2020;
•a reduction in Monument Re earnings as a result of a decrease in bargain purchase gains relative to the comparative period.
2020 versus 2019: Earnings from equity method investments increased, primarily due to:
•an increase in earnings from Enhanzed Re, which reflected significant net realized and unrealized gains on investments in the second and third quarters of 2020, and an increase in earnings from Monument Re.

10 Refer to Note 4 to the consolidated financial statements for further information.
Enstar Group Limited | 2021 Form 10-K                 55

Item 7 | Management Discussion and Analysis | Consolidated Results of Operations

Return on investments
The below charts are in millions of U.S. dollars
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measures.
Fixed income securities
•The TIR on fixed income assets was $29 million in 2021, as the net investment income was partially offset by decline in the market value of our fixed income securities, primarily driven by rising interest rates across U.S., U.K. and European markets.
•The 2020 TIR on fixed income assets was $533 million higher than in 2021, driven by a significant decrease in interest rates in 2020 as central banks lowered interest rates to mitigate the economic impact of COVID-19 pandemic.
•The 2019 TIR on fixed income assets was $234 million higher than in 2020 as interest rates declined and credit spreads tightened in 2019, benefiting fixed income securities.
Other investments, including equities
•Our 2021 TIR on other investments, including equities, was $493 million, primarily led by strong performances in our public equity, private equity, and CLO equity positions, driven by the tightening of high yield and loan spreads and a rally in global equity markets. This was partially offset by net realized and unrealized losses in the InRe Fund, primarily due to the deterioration of global and Chinese equity markets through the second half of 2021, including ADRs, to which the InRe Fund had exposure.
•Our 2020 TIR on other investments, including equities, was $1.6 billion primarily driven by unrealized gains of $1.2 billion in the InRe Fund, driven by strong performance in U.S. and Chinese equity markets across multiple sectors, including consumer discretionary, communication services, information technology and consumer staples.
•Our 2019 TIR, on other investments, including equities, was $580 million, driven by positive performance of the InRe Fund, along with our holdings across public equity, private equity, and CLO equity, against the backdrop of benign market volatility, positive investor sentiment, and strong demand for risk assets.
Enstar Group Limited | 2021 Form 10-K                 56

Item 7 | Management Discussion and Analysis | Consolidated Results of Operations

Duration and average credit rating
The fair value, duration and average credit rating by segment is as follows:

	2021			2020
Segment	Fair Value ($)	Duration (in years) (1)	Average Credit Rating (2)	Fair Value ($)	Duration (in years) (1)	Average Credit Rating (2)
Investments
Run-off	$12,680	4.54	A+	$9,781	5.09	A+
Enhanzed Re	1,454	14.62	A-	—	n/a	n/a
Total - Investments	14,134	5.69	A+	9,781	5.09	A+
Legacy Underwriting	212	2.37	AA-	911	1.96	AA-

Total	$14,346	5.72	A+	$10,692	4.82	A+
(1) The duration calculation includes cash and cash equivalents, short-term investments, fixed maturity securities and the fixed maturity securities within our funds held-directly managed portfolios at December 31, 2021 and 2020.
(2) The average credit ratings calculation includes cash and cash equivalents, short-term investments, fixed maturity securities and the fixed maturity securities within our funds held - directly managed portfolios at December 31, 2021 and 2020.
As of both December 31, 2021 and 2020, our fixed income securities and cash and cash equivalents had an average credit quality rating of A+. As of December 31, 2021 and 2020, our fixed income securities that were non-investment grade (i.e. rated lower than BBB- and non-rated securities) comprised 5.6% and 3.7% of our total fixed income securities portfolio, respectively.
The increase in the duration of our fixed income securities and cash and cash equivalents portfolio is due to the impact of the Enhanzed Re acquisition. The increase in non-investment grade fixed income securities is due to the fact that a portion of the InRe Fund redemption proceeds were reinvested into fixed income strategies involving below investment grade investments during the year11.
General and administrative expenses
2021 to 2020: The $135 million decrease in general and administrative expenses was primarily driven by the decision to place StarStone International in run-off and the sale of Atrium. There was an additional decrease in salaries and benefits expenses due to reductions in performance-based salaries and benefits costs and lower headcount.
2020 to 2019: The $89 million increase in general and administrative expenses was primarily driven by $64 million of restructuring and other exit costs associated with placing StarStone International into run-off. Additionally, an increase in salaries and benefits expenses from the comparative period was a result of increased performance-based salaries and benefits costs driven by our strong performance in 2020.
11 Refer to the 'Results of Operations by Segment - Investments' section for further information.
Enstar Group Limited | 2021 Form 10-K                 57

Item 7 | Management Discussion and Analysis | Key Performance Measures

Key Performance Measures

Overall Measures of Performance

BVPS and Adjusted BVPS* increased by 10.4% and 10.5%, respectively, from December 31, 2020 to December 31, 2021, as a result of repurchasing 18.6% of our ordinary shares at a 24.0% discount to book value, combined with comprehensive income for the year which added 6.1% to both BVPS and Adjusted BVPS* as of December 31, 2021.
ROE and Adjusted ROE*
2021 versus 2020: decreased by 32.6 and 34.4 percentage points ("pp"), respectively, primarily as a result of:
i.net unrealized gains from our investment in the InRe Fund of $1.2 billion in 2020 compared with net unrealized and realized losses of $58 million in 2021. We have liquidated this fund, crystallizing much of the gains of 2020 and we are in the process of redeploying these amounts. This decline in net realized and unrealized gains in the InRe Fund contributed 27.5 and 32.9 pp to the total reduction in ROE and Adjusted ROE*, respectively.
ii.net realized and unrealized gains on fixed maturity securities of $306 million in 2020 compared to losses of $210 million in 2021, primarily driven by rising interest rates. This unfavorable movement impacted the ROE by 10.5 pp with no impact to Adjusted ROE* as this is excluded from the calculation of the measure.
This was partially offset by:
iii.favorable prior period development ("PPD") of $283 million in 2021, which was $294 million better than 2020, primarily due to improved actual versus expected experience on our workers’ compensation portfolios and adverse development on our motor line of business in 2020 combined with a favorable change in the interest rate components of the valuation of liabilities for which we have elected the fair value option. This favorable result contributed 4.8 pp to the ROE.
2020 versus 2019: increased by 13.1 and 24.0 pp, respectively, primarily as a result of:
i.an increase in net realized and unrealized gains from other investments and equities, including the InRe Fund, of $839 million in 2020. This contributed 16.2 and 20.7 pp to the total increase in ROE and Adjusted ROE*, respectively.
ii.an increase in earnings from equity method investments of $183 million driven by our investments in Enhanzed Re12 and Monument Insurance Group Limited (“Monument Re”) in 2020. These earnings contributed 3.9 and 4.8 pp to ROE and Adjusted ROE*, respectively.
This was partially offset by:
iii.a decrease in net realized and unrealized gains on fixed maturity securities of $209 million in 2020. This unfavorable movement impacted our ROE by 8.1 pp with no impact to Adjusted ROE* as this is excluded from the calculation of the measure.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.
12 Effective September 1, 2021, Enhanzed Re was consolidated by us.
Enstar Group Limited | 2021 Form 10-K                 58

Item 7 | Management Discussion and Analysis | Key Performance Measures

Return on Run-off Liabilities
The below charts are in millions (RLE and Adjusted RLE*) and billions (Net Loss Reserves and Adjusted Net Loss Reserves*) of U.S. dollars.
2021 versus 2020: our RLE % increased by 2.9 pp from 2020 to 2.8%, whilst our Adjusted RLE* % decreased by 0.5 pp from 2020 to 2.0%.
Rate of Return: The 2.9 pp increase in RLE % primarily consists of:
i.1.8 pp increase arising from the change in the discount rate component of the fair value of liabilities for which we have elected the fair value option as a result of increases in interest rates;
ii.0.8 pp decrease arising from an increase in the amortization of DCA. The increased amortization expense is the result of cumulative effect adjustments due to favorable prior period development on recent acquisition years; and
iii.1.6 pp increase arising from additional favorable prior period development which is additionally analyzed within our ‘Consolidated Results of Operations’ 13.
The 0.5 pp decrease in Adjusted RLE* % primarily consists of:
i.1.0 pp decrease resulting from a reduced level of favorable prior period development on net ultimate defendant A&E liabilities;
ii.0.7 pp decrease arising from an increase in the amortization of DCA as noted above; and
iii.1.2 pp increase in additional favorable prior period development which is additionally analyzed within our ‘Consolidated Results of Operations’ 13.
Volume: our net loss reserves and adjusted net loss reserves* increased by 35.2% and 43.2% respectively, as a result of acquiring and assuming $4.5 billion of net loss reserves. This was partially offset by $1.4 billion of net claims paid during the year.
2020 versus 2019: our RLE % increased by 0.4 pp from the prior year, whilst our Adjusted RLE* % decreased by 0.3 pp.
Rate of Return: The RLE % in 2020 was broadly consistent with 2019, with the increase of 0.4 pp arising from PPD of $(11) million and $(34) million in 2020 and 2019 respectively. The key components of PPD in each of 2020 and 2019 were:
i.A reduction in estimates of net ultimate losses of $130 million and $111 million for 2020 and 2019; and
ii.Changes in the fair value of liabilities for which we have elected the fair value option of $119 million and $117 million for 2020 and 2019, with both of these charges arising from decreases in interest rates.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.
13 Refer to ‘Underwriting Results’ below for further discussion.
Enstar Group Limited | 2021 Form 10-K                 59

Item 7 | Management Discussion and Analysis | Key Performance Measures

The 0.3 pp decrease in Adjusted RLE* % consists of:
i.1.6 pp decrease in Adjusted PPD* primarily due to adverse development on the motor book in 2020 compared to 2019; and
ii.1.3 pp increase in favorable prior period development on net ultimate defendant A&E liabilities in 2020 compared to 2019 driven by a lower than expected asbestos related claim frequency in 2020.
Volume: our net loss reserves and adjusted net loss reserves* increased by 11.3% and 15.3%, respectively from 201914 to 2020, as a result of acquiring and assuming $2.0 billion of net loss reserves. This was partially offset by $1.5 billion of net claims paid during the year.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.
14 Net loss reserves and Adjusted net loss reserves* as of December 31, 2019 were $7.7 billion and $6.9 billion, respectively.
Enstar Group Limited | 2021 Form 10-K                 60

Item 7 | Management Discussion and Analysis | Key Performance Measures

Return on Investments
The below charts are in billions of U.S. dollars.
2021 versus 2020: our TIR % and Adjusted TIR %* decreased by 11.6 pp and 8.8 pp, respectively, from 2020.
Rate of Return: our TIR and Adjusted TIR decreased largely as a result of net realized and unrealized gains of $1.6 billion in 2020 compared with net realized and unrealized gains of $117 million in 2021.
Significant equity market performance in 2020 contrasted with more moderate equity performance in 2021, resulting in a $1.0 billion reduction in the gains on our other investments, including equities, coupled with a $516 million reduction in the gains on our fixed maturity securities primarily as a result of interest rate reductions in 2020 and rising interest rates in 2021.
In 2020, we earned net realized and unrealized gains of $1.6 billion, which included $1.2 billion in net unrealized gains from our investment in the InRe Fund due to strong performance in U.S. and Chinese equity markets, and $306 million from our fixed maturity securities primarily due to interest rate declines.
In 2021, we earned net realized and unrealized gains of $117 million, with $58 million in realized and unrealized losses from our InRe Fund as we crystallized much of the gains we previously recorded, combined with gains of $327 million in other equity, equity and CLO funds as a result of high yield and loan spread tightening and rallies in global equity markets. This was offset by net realized and unrealized losses of $210 million on our fixed maturity securities primarily from rising interest rates across U.S., U.K. and European markets, partially offset by tightening in credit spreads.
Volume: Investable assets and Adjusted investable assets* grew by 25.7% and 29.4% from 2020 to 2021, respectively, as a result of assuming $3.5 billion from new transactions during the year and an overall increase in cash and cash equivalents of $495 million15.
2020 versus 2019: our TIR and Adjusted TIR* increased by 4.1 pp and 6.1 pp, respectively, from 2019.
Rate of Return: our TIR and Adjusted TIR* increased as a result of outstanding performance in our other investments, including the InRe Fund, in comparison to the prior period. This was driven by rallies in equity markets across multiple sectors, including consumer discretionary, communication services, information technology and consumer staples.
Net realized and unrealized gains on other investments, including equities, were $1.3 billion in 2020, including net unrealized gains of $1.2 billion in our InRe investment, in comparison to $496 million in 2019.
Volume: Investable assets and Adjusted investable assets* grew by 22.7% and 21.1% from 201916 to 2020, respectively, as a result of assuming $1.7 billion from new transactions during the year and an overall increase in cash and cash equivalents of $541 million17.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.
15 Total cash, cash equivalents and restricted cash increased by $719 million from 2020 to 2021, of which $224 million related to cash of businesses held-for-sale.
16 Investable assets and Adjusted investable assets* as of December 31, 2019 were $14.1 billion and $13.8 billion, respectively.
17Total cash, cash equivalents and restricted cash increased by $402 million from 2019 to 2020, which included a decrease of $139 million related to cash of businesses held-for-sale.
Enstar Group Limited | 2021 Form 10-K                 61

Item 7 | Management Discussion and Analysis | New Business

New Business

We define new business as material transactions other than business acquisitions which generally take the form of reinsurance or direct business transfers.
When we acquire new business, the liabilities we assume typically exceed the fair value of the assets we receive. This is generally due to the future earnings expected on the assets, as well as negotiations if we believe the liabilities could be reduced in the future through successful claims management.
The difference between the liabilities assumed and the assets acquired is recorded as a deferred charge asset or gain, which is then amortized over the expected settlement period. As such, the performance of the new business is assessed over time by comparing the net of investment income, loss reserve development and amortization of the deferred charge gain or asset.
The table below sets forth a summary of new business that we have completed between January 1, 2021 and December 31, 2021:

Transaction	Total Assets Assumed	Deferred Charge Asset (1)	Total Assets from Transactions	Total Liabilities from Transactions	Type of Transaction	Remaining Limit upon Acquisition	Line of Business	Jurisdiction
	(in millions of U.S. dollars)
AXA Group (2)	$1,395	$92	$1,487	$1,487	ADC	$808	Casualty and professional lines	Global
CNA (2)	652	105	757	757	LPT	179	Excess workers' compensation	U.S.
Hiscox	532	N/A	532	532	LPT	189	Surplus lines broker business	U.S., U.K. and Europe
ProSight (3)	478	24	502	502	LPT/ADC	230	Workers' compensation and general liability	U.S.
Liberty Mutual (2)	363	26	389	389	LPT	121	Energy, construction and homebuilders liability	U.S.
RSA	95	1	96	96	ADC	175	Commercial and personal lines	U.K. and Ireland
Coca-Cola	42	6	48	48	LPT	21	Workers' compensation	U.S.
Total 2021	$3,557	$254	$3,811	$3,811
(1) Where the estimated ultimate losses payable exceed the premium consideration received at the inception of the agreement, a DCA is recorded.
(2) We have ceded 10% of these transactions to Enhanzed Re on the same terms and conditions as those received by us. Effective September 1, 2021 Enhanzed Re was consolidated by us (previously accounted for as an equity method investment) and all intercompany transactions and balances between Enhanzed Re and Enstar were eliminated upon consolidation.
(3) Includes $178 million of liabilities from the ADC element of the transaction.
Enstar Group Limited | 2021 Form 10-K                 62

Item 7 | Management Discussion and Analysis | Non-GAAP Financial Measures

Non-GAAP Financial Measures

In addition to our key financial measures presented in accordance with GAAP, we present other non-GAAP financial measures that we use to manage our business, compare our performance against prior periods and against our peers, and as performance measures in our annual incentive compensation program.
These non-GAAP financial measures provide an additional view of our operational performance over the long-term and provide the opportunity to analyze our results in a way that is more aligned with the manner in which our management measures our underlying performance.
The presentation of these non-GAAP financial measures, which may be defined and calculated differently by other companies, is used to enhance the understanding of certain aspects of our financial performance. It is not meant to be considered in isolation, superior to, or as a substitute for the directly comparable financial measures prepared in accordance with GAAP.
We have changed our non-GAAP measures in 2021 as follows:
•Conformed our naming convention so that all non-GAAP measures are prefixed by the word, “adjusted”. We believe this makes a clear distinction between GAAP and non-GAAP measures. For example, our fully diluted book value per share (“FDBVPS”) is now named adjusted book value per ordinary share.
•Replaced our claims saving metric with Adjusted RLE*, that now includes the amortization cost of DCA as we believe this represents the notional lower yield we accept when we enter into a transaction where we record a DCA. Additionally, we are representing this as a yield on average Adjusted net loss reserves* to facilitate comparisons across acquisition years and different reporting periods.
•Amended our calculation of operating income (loss) for the year by additionally adjusting for the amortization of fair value adjustments as we believed it was relevant for this measure to be consistent with our calculation of Adjusted RLE*. Additionally, we now express this measure as an Adjusted ROE* after adjustments to our balance sheet items relating to any adjustments in the numerator.
•We created new measures of Adjusted TIR* and Adjusted RLE* to show performance yields on our two streams of income arising from our capital release solutions.
•We added management’s view of investable assets which “looks through” the legal form of our investments to the underlying economic exposure, consistent with the way we view our investment portfolio composition.
We have presented the results and GAAP reconciliations for these measures for the years ended 2019, 2020 and 2021.

Non-GAAP Measure	Definition	Purpose of Non-GAAP Measure over GAAP Measure
Adjusted book value per ordinary share
Total Enstar ordinary shareholders' equity, adjusted to add:
-proceeds from assumed exercise of warrants

Divided by

Number of ordinary shares outstanding, adjusted for:
-shares issued from assumed exercise of warrants,
-the ultimate effect of any dilutive securities on the number of ordinary shares outstanding

Increases the number of ordinary shares to reflect the exercise of warrants and equity awards granted but not yet vested as, over the long term, this presents a prudent view of our book value per share.

We use this non-GAAP measure in our annual incentive compensation program.

Enstar Group Limited | 2021 Form 10-K                 63

Item 7 | Management Discussion and Analysis | Non-GAAP Financial Measures

Non-GAAP Measure	Definition	Purpose of Non-GAAP Measure over GAAP Measure
Adjusted return on equity	Adjusted operating income (loss) attributable to Enstar ordinary shareholders divided by adjusted opening Enstar ordinary shareholder's equity
Although we have historically disclosed adjusted operating income (loss) attributable to Enstar ordinary shareholders, calculating the operating income (loss) as a percentage of our adjusted opening Enstar ordinary shareholders' equity provides a more valuable and consistent measure of the performance of our business, and enhances comparisons to prior periods:

•by adjusting investment returns for the temporary impact of the change in fair value of fixed maturity securities (both credit spreads and interest rates) which we hold until the earlier of maturity or used to fund any settlement of related liabilities which are generally recorded at cost.
•by removing the impact of non-cash charges that obscure our trends on a consistent basis.
•by removing items that are not indicative of our ongoing operations;

We use this non-GAAP measure in our annual incentive compensation program.

We now include the amortization of fair value adjustments as a non-GAAP adjustment to the adjusted operating income (loss) attributable to Enstar ordinary shareholders as it is considered to be a non-cash charge and not indicative of our operating results. Prior periods were restated for this revision.

Adjusted operating income (loss) attributable to Enstar ordinary shareholders (numerator)
Net earnings (loss) attributable to Enstar ordinary shareholders, adjusted for:
-net realized and unrealized (gains) losses on fixed maturity investments and funds held-directly managed
-change in fair value of insurance contracts for which we have elected the fair value option (1)
-amortization of fair value adjustments
-net gain/loss on purchase and sales of subsidiaries
-net earnings from discontinued operations
-tax effects of adjustments
-adjustments attributable to noncontrolling interest

Adjusted opening Enstar ordinary shareholders' equity (denominator)
Opening Enstar ordinary shareholders' equity, less:
-unrealized gains (losses) on fixed maturity investments and funds held-directly managed,
-fair value of insurance contracts for which we have elected the fair value option (1),
-fair value adjustments, and
-net assets of held for sale or disposed subsidiaries classified as discontinued operations

Adjusted total investment return (%)	Adjusted total investment return (dollars) recognized in earnings for the applicable period divided by period average adjusted total investable assets.	Provides a key measure of the return generated on the capital held in the business and is reflective of our investment strategy.

Provides a consistent measure of investment returns as a percentage of all assets generating investment returns.

Adjusts investment returns for the temporary impact of the change in fair value of fixed maturity securities (both credit spreads and interest rates) which we hold until the earlier of maturity or used to fund any settlement of related liabilities which are generally recorded at cost.

Adjusted total investment return ($) (numerator)	Total investment return (dollars), adjusted for: -net realized and unrealized (gains) losses on fixed maturity investments and funds held-directly managed
Adjusted average aggregate total investable assets (denominator)	Total average investable assets, adjusted for: -unrealized (gains) losses on fixed maturities, AFS investments included within AOCI -unrealized (gains) losses on fixed maturities, trading instruments
Enstar Group Limited | 2021 Form 10-K                 64

Item 7 | Management Discussion and Analysis | Non-GAAP Financial Measures

Non-GAAP Measure	Definition	Purpose of Non-GAAP Measure over GAAP Measure
Adjusted run-off liability earnings (%)	Adjusted PPD divided by average adjusted net loss reserves
Calculating the RLE as a percentage of our adjusted average net loss reserves provides a more meaningful measurement of our claims management performance.

We use this measure to evaluate our ability to settle our obligations for amounts less than our initial estimate at the point of acquiring the obligations.

In order to provide a complete and consistent picture of our claims performance, we combine the reduction (increase) in estimates of prior period net ultimate losses relating to our Run-off segment with the amortization of deferred charge assets, both of which are included in net incurred losses and LAE and have an inverse effect on our results. We also include our performance in managing our defendant A&E liabilities, that do not form part of loss reserves.

The remaining components of net incurred losses and LAE and net loss reserves are not considered key components of our claims performance as they are either not non-life run-off in nature, or are considered to be non-cash charges that obscure our trends on a consistent basis.

We use this measure to assess the performance of our claim strategies and part of the performance assessment of our past acquisitions.

Adjusted prior period development (numerator)
Prior period net incurred losses and LAE, adjusted to:
Remove:
-Legacy Underwriting and Enhanzed Re operations
-the reduction/(increase) in provisions for unallocated LAE (ULAE)
-amortization of fair value adjustments,
-change in fair value of insurance contracts for which we have elected the fair value option (1), and Add:
-the reduction/(increase) in estimates of our defendant A&E ultimate net liabilities.

Adjusted net loss reserves (denominator)
Net losses and LAE, adjusted to:
Remove:
-Legacy Underwriting and Enhanzed Re net loss reserves
-the net ULAE provision
-net fair value adjustments associated with the acquisition of companies,
-the fair value adjustments for contracts for which we have elected the fair value option (1) and
Add:
-net nominal defendant asbestos and environmental exposures.

Investable assets - management's view
Investable assets, adjusted to reallocate certain categories of investments based on management's view of the underlying economic exposure of a particular investment.

Refer to the reconciliation for further details.

Management’s view “looks through” the legal form of an investment and aggregates the classification based upon the underlying economic exposure of each investment, which is consistent with the manner in which management views our investment portfolio composition.

(1) Comprises the discount rate and risk margin components.

Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of BVPS to Adjusted BVPS* as of December 31, 2021, 2020 and 2019:

	2021			2020			2019
	Equity (1)	Ordinary Shares	Per Share Amount	Equity (1)	Ordinary Shares	Per Share Amount	Equity (1)	Ordinary Shares	Per Share Amount
	(in millions of U.S. dollars, except share and per share data)
Book value per ordinary share	$5,586	17,657,944	$316.34	$6,164	21,519,602	$286.45	$4,332	21,511,505	$201.39
Non-GAAP adjustments:
Share-based compensation plans		315,205			298,095			302,565
Warrants	—	—		20	175,901		20	175,901
Adjusted book value per ordinary share*	$5,586	17,973,149	$310.80	$6,184	21,993,598	$281.20	$4,352	21,989,971	$197.93
(1) Equity comprises Enstar ordinary shareholders' equity, which is calculated as Enstar shareholders' equity less preferred shares ($510 million as of December 31, 2021, 2020 and 2019, respectively), prior to any non-GAAP adjustments.
*Non-GAAP measure.
Enstar Group Limited | 2021 Form 10-K                 65

Item 7 | Management Discussion and Analysis | Non-GAAP Financial Measures

The table below presents a reconciliation of ROE to Adjusted ROE* for the years ended December 31, 2021, 2020 and 2019:

	2021			2020			2019
	Net earnings (1)	Opening equity (1)	(Adj) ROE	Net earnings (1)	Opening equity (1)	(Adj) ROE	Net earnings (1)	Opening equity (1)	(Adj) ROE
	(in millions of U.S. dollars)
Net earnings/Opening equity/ROE (1)	$437	$6,164	7.1%	$1,719	$4,332	39.7%	$902	$3,392	26.6%
Non-GAAP adjustments:
Net realized and unrealized losses (gains) on fixed maturity investments and funds held - directly managed / Unrealized (losses) gains on fixed maturity investments and funds held - directly managed (2)	210	(560)		(306)	(277)		(516)	227
Change in fair value of insurance contracts for which we have elected the fair value option / Fair value of insurance contracts for which we have elected the fair value option (3)	(75)	(33)		119	(130)		117	(244)
Amortization of fair value adjustments / Fair value adjustments	16	(128)		27	(152)		51	(199)
Net gain on purchase and sales of subsidiaries	(73)			(3)			—
Net earnings from discontinued operations / Net assets of entities classified as held for sale and discontinued operations	—			(16)	(266)		(7)	(210)
Tax effects of adjustments (4)	(21)			23			36
Adjustments attributable to noncontrolling interest (5)	6			13	109		15	86
Adjusted net earnings/Adjusted opening equity/Adjusted ROE*	$500	$5,443	9.2%	$1,576	$3,616	43.6%	$598	$3,052	19.6%
(1) Net earnings comprises net earnings attributable to Enstar ordinary shareholders, prior to any non-GAAP adjustments. Opening equity comprises Enstar ordinary shareholders' equity, which is calculated as opening Enstar shareholders' equity less preferred shares ($510 million as of December 31, 2020, 2019 and 2018), prior to any non-GAAP adjustments.
(2) Represents the net realized and unrealized gains and losses related to fixed maturity securities. Our fixed maturity securities are held directly on our balance sheet and also within the "Funds held - directly managed" balance18.
(3) Comprises the discount rate and risk margin components.
(4) Represents an aggregation of the tax expense or benefit associated with the specific country to which the pre-tax adjustment relates, calculated at the applicable jurisdictional tax rate.
(5) Represents the impact of the adjustments on the net earnings (loss) attributable to noncontrolling interest associated with the specific subsidiaries to which the adjustments relate.
*Non-GAAP measure.
18 Refer to Note 6 to our consolidated financial statements for further details on our net realized and unrealized gains and losses.
Enstar Group Limited | 2021 Form 10-K                 66

Item 7 | Management Discussion and Analysis | Non-GAAP Financial Measures

The below tables present a reconciliation of PPD to Adjusted PPD* and RLE to Adjusted RLE*:

		As at December 31,
	2021	2021	2020	2021	2021
	PPD	Net loss reserves	Net loss reserves	Average net loss reserves	RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/RLE	$283	$11,555	$8,544	$10,050	2.8%
Non-GAAP Adjustments:
Reduction in estimates of net ultimate losses - current period	—	(142)	—	(71)
Enhanzed Re	—	(179)	—	(90)
Legacy Underwriting	(7)	(140)	(955)	(548)
Reduction in provisions for ULAE	(61)	(412)	(334)	(373)
Amortization of fair value adjustments	16	106	128	117
Changes in fair value - fair value option (1)	(75)	107	33	70
Change in estimate of net ultimate liabilities - defendant A&E	38	574	615	595
Adjusted PPD/Adjusted net loss reserves/Adjusted RLE*	$194	$11,469	$8,031	$9,750	2.0%

		As at December 31,
	2020	2020	2019	2020	2020
	PPD	Net loss reserves	Net loss reserves	Average net loss reserves	RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/RLE	$(11)	$8,544	$7,680	$8,112	(0.1)%
Non-GAAP Adjustments:
Reduction in estimates of net ultimate losses - current period	—	(273)	—	(137)
Legacy Underwriting	(4)	(702)	(1,184)	(943)
Reduction in provisions for ULAE	(48)	(334)	(332)	(333)
Amortization of fair value adjustments	28	128	152	140
Changes in fair value - fair value option (1)	119	33	130	82
Change in estimate of net ultimate liabilities - defendant A&E	103	615	561	588
Adjusted PPD/Adjusted net loss reserves/Adjusted RLE*	$187	$8,011	$7,007	$7,509	2.5%

		As at December 31,
	2019	2019	2018	2019	2019
	PPD	Net loss reserves	Net loss Reserves	Average net loss reserves	RLE %
	(in millions of U.S. dollars)
PPD/Net loss reserves/RLE	$(34)	$7,680	$7,254	$7,467	(0.5)%
Non-GAAP Adjustments:
Reduction in estimates of net ultimate losses - current period	—	(401)	—	(201)
Legacy Underwriting	105	(842)	(1,162)	(1,002)
Reduction in provisions for ULAE	(58)	(332)	(333)	(333)
Amortization of fair value adjustments	51	152	199	176
Changes in fair value - fair value option (1)	117	130	244	187
Change in estimate of net ultimate liabilities - defendant A&E	4	561	85	323
Adjusted PPD/Adjusted net loss reserves/Adjusted RLE*	$185	$6,948	$6,287	$6,617	2.8%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.
Enstar Group Limited | 2021 Form 10-K                 67

Item 7 | Management Discussion and Analysis | Non-GAAP Financial Measures

The table below presents a reconciliation of our TIR to our Adjusted TIR* for the years ended December 31, 2021, 2020 and 2019:

	2021			2020			2019
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$239	$73	$312	$256	$47	$303	$280	$28	$308
Net realized (losses) gains	(4)	(57)	(61)	18	1	19	4	1	5
Net unrealized (losses) gains	(206)	384	178	288	1,335	1,623	512	495	1,007
Earnings from equity method investments	—	93	93	—	239	239	—	56	56
TIR ($)	$29	$493	$522	$562	$1,622	$2,184	$796	$580	$1,376

Non-GAAP adjustment:
Net realized and unrealized losses (gains) on fixed maturity investments and funds held-directly managed	210	—	210	(306)	—	(306)	(516)	—	(516)
Adjusted TIR ($)*	$239	$493	$732	$256	$1,622	$1,878	$280	$580	$860

Total investments	$12,254	$5,022	$17,276	$9,319	$5,938	$15,257	$9,035	$3,585	$12,620
Cash and cash equivalents, including restricted cash and cash equivalents	2,092	—	2,092	1,373	—	1,373	971	—	971
Funds held by reinsured companies	2,340	—	2,340	636	—	636	476	—	476
Total investable assets	$16,686	$5,022	$21,708	$11,328	$5,938	$17,266	$10,482	$3,585	$14,067

Average aggregate invested assets, at fair value (1)	15,250	5,590	20,840	11,046	4,397	15,443	10,631	3,127	13,758
TIR %	0.2%	8.8%	2.5%	5.1%	36.9%	14.1%	7.5%	18.5%	10.0%
Non-GAAP adjustment:
Net unrealized (gains) on fixed maturities, AFS investments included within AOCI and net unrealized (gains) on fixed maturities, trading instruments	(89)	—	(89)	(560)	—	(560)	(275)	—	(275)
Adjusted investable assets*	$16,597	$5,022	$21,619	$10,768	$5,938	$16,706	$10,207	$3,585	$13,792

Adjusted average aggregate invested assets, at fair value (2)	14,971	5,590	20,561	10,756	4,397	15,153	10,519	3,127	13,646
Adjusted TIR %*	1.6%	8.8%	3.6%	2.4%	36.9%	12.4%	2.7%	18.5%	6.3%
(1) This amount is a five period average of the total investable assets, as presented above, and is comprised of amounts disclosed in our quarterly and annual U.S. GAAP consolidated financial statements.
(2) This amount is a five period average of the Adjusted investable assets*, as presented above.
*Non-GAAP measure.

Enstar Group Limited | 2021 Form 10-K                 68

Item 7 | Management Discussion and Analysis | Non-GAAP Financial Measures

The below tables present a reconciliation of our total investable assets from the consolidated balance sheet view in accordance with GAAP to management's non-GAAP view of the underlying economic exposure for the years ended December 31, 2021 and 2020:

Consolidated Balance Sheet View	2021	Exchange traded funds backed by fixed income securities	Bonds, CLO equities and private debt held in equity format	Equities, privately held equity, private credit and real estate held in fund format	CLO equity funds	Other assets and liabilities in funds held format	2021	Management's View of Underlying Economic Exposure

Short-term and fixed maturity investments, trading and AFS and funds held - directly managed, excluding other assets
Total	$12,254						$12,254	Fixed maturities
Other assets included within funds held - directly managed	201					(201)	—
Equities
Publicly traded equities	281			5			286
Exchange-traded funds	1,342	(969)	(64)				309
Privately held equities	372		(57)	(8)			307
Total	1,995						902	Equities*
Other Investments
Hedge funds	291						291	Hedge funds
Fixed income funds	573	969	64				1,606	Bond/loan funds*
Equity funds	5			(5)			—
Private equity funds	752			(110)			642	Private equity funds*
CLO equities	161		32		207		400	CLO equities*
CLO equity funds	207				(207)		—
Private credit funds	275		25	85			385	Private credit*
Real estate debt fund	69			33			102	Real estate*
Total	2,333						3,426
Equity method investments	493						493	Equity method investments
Total investments	17,276						17,075
Cash and cash equivalents (including restricted cash)	2,092						2,092	Cash and cash equivalents (including restricted cash)
Funds held by reinsured companies	2,340					201	2,541	Funds held*
Total investable assets	$21,708						$21,708	Total investable assets
*Non-GAAP financial measure.
Enstar Group Limited | 2021 Form 10-K                 69

Item 7 | Management Discussion and Analysis | Non-GAAP Financial Measures

Consolidated Balance Sheet View	2020	Exchange traded funds backed by fixed income securities	Bond fund held in equity format	Equities, privately held equity, private credit and real estate held in fund format	Real estate held in other	CLO equity funds	Other assets and liabilities in funds held format	2020	Management's View of Underlying Economic Exposure

Short-term and fixed maturity investments, trading and AFS and funds held - directly managed, excluding other assets
Total	9,319							9,319	Fixed maturities
Other assets included within funds held - directly managed	15						(15)	—
Equities
Publicly traded equities	261							261
Exchange-traded funds	311	(156)	(54)	191				292
Privately held equities	275			3				278
Total	847							831	Equities*
Other Investments
Hedge funds	2,638							2,638	Hedge funds
Fixed income funds	553	156	54					763	Bond/loan funds*
Equity funds	191			(191)				—
Private equity funds	363			(137)				226	Private equity funds*
CLO equities	128					167		295	CLO equities*
CLO equity funds	167					(167)		—
Private credit funds	192			107				299	Private credit*
Real estate debt fund	—			27	12			39	Real estate*
Other	12				(12)			—
Total	4,244							4,260
Equity method investments	832							832	Equity method investments
Total investments	15,257							15,242
Cash and cash equivalents (including restricted cash)	1,373							1,373	Cash and cash equivalents (including restricted cash)
Funds held by reinsured companies	636						15	651	Funds held*
Total investable assets	$17,266							$17,266	Total investable assets
*Non-GAAP measure.

Enstar Group Limited | 2021 Form 10-K                 70

Item 7 | Management Discussion and Analysis | Other Financial Measures

Other Financial Measures

In addition to our non-GAAP financial measures presented above, we refer to TIR, which provides a key measure of the return generated on the capital held in the business. It is reflective of our investment strategy and it provides a consistent measure of investment returns as a percentage of all assets generating investment returns.
The following table provides the calculation of our TIR by segment for the years ended December 31, 2021, 2020 and 2019:

	2021			2020			2019
	Investments	Legacy Underwriting	Total	Investments	Legacy Underwriting	Total	Investments	Legacy Underwriting	Total
	(in millions of U.S. dollars)
Net investment income:
Fixed income securities	$273	$3	$276	$243	$25	$268	$250	$30	$280
Cash and restricted cash	—	—	—	2	2	4	9	5	14
Other investments, including equities	73	—	73	39	8	47	20	8	28
Less: Investment expenses	(37)	—	(37)	(14)	(2)	(16)	(12)	(2)	(14)
Net investment income	$309	$3	$312	$270	$33	$303	$267	$41	$308
Net realized gains:
Fixed income securities	$(4)	$—	$(4)	$16	$2	$18	$4	$—	$4
Other investments, including equities	(57)	—	(57)	1	—	1	1	—	1
Net realized (losses) gains	$(61)	$—	$(61)	$17	$2	$19	$5	$—	$5
Net unrealized (losses) gains):
Fixed income securities, trading	(203)	(3)	(206)	284	4	288	481	31	512
Other investments, including equities	384	—	384	1,327	8	1,335	488	7	495
Net unrealized (losses) gains	$181	$(3)	$178	$1,611	$12	$1,623	$969	$38	$1,007
Earnings from equity method investments	93	—	93	239	—	239	56	—	56
TIR ($)	$522	$—	$522	$2,137	$47	$2,184	$1,297	$79	$1,376

Fixed maturity and short-term investments, trading and AFS and funds held - directly managed	$12,072	$182	$12,254	$8,669	$650	$9,319	$8,171	$864	$9,035
Other assets included within funds held - directly managed	201	—	201	15	—	15	14	—	14
Equities	1,995	—	1,995	774	73	847	577	150	727
Other investments	2,319	14	2,333	4,146	98	4,244	2,387	131	2,518
Equity method investments	493	—	493	597	235	832	326	—	326
Total investments	$17,080	$196	$17,276	$14,201	$1,056	$15,257	$11,475	$1,145	$12,620
Cash and cash equivalents, including restricted cash and cash equivalents	2,062	30	2,092	1,112	261	1,373	671	300	971
Funds held by reinsured companies	2,306	34	2,340	554	82	636	345	131	476
Total investable assets	$21,448	$260	$21,708	$15,867	$1,399	$17,266	$12,491	$1,576	$14,067

Average aggregate invested assets, at fair value (1)	$20,594	$246	$20,840	$13,982	$1,461	$15,443	$12,140	$1,618	$13,758
TIR % (2)	2.5%	—%	2.5%	15.3%	3.2%	14.1%	10.7%	4.9%	10.0%

Income from fixed income assets (3)	273	3	276	245	27	272	259	35	294
Average aggregate fixed income assets, at cost (3)(4)	14,733	231	14,964	9,508	1,246	10,754	9,104	1,414	10,518
Investment book yield (5)	1.9%	1.3%	1.8%	2.6%	2.2%	2.5%	2.8%	2.5%	2.8%
(1) This amount is a five period average of the total investable assets, as presented above, and is comprised of amounts disclosed in our quarterly and annual U.S. GAAP consolidated financial statements.
(2) Total investment return % is calculated by dividing total investment return ($) by average aggregate invested assets, at fair value.
(3) Fixed income assets include fixed income securities and cash and restricted cash, and funds held by reinsured companies.
(4) These amounts are an average of the amounts disclosed in our quarterly and annual U.S. GAAP consolidated financial statements.
(5) Investment book yield % is calculated by dividing income from fixed income assets by average aggregate fixed income assets, at cost.
Enstar Group Limited | 2021 Form 10-K                 71

Item 7 | Management Discussion and Analysis | Results of Operations by Segment

Results of Operations by Segment - For the Years Ended December 31, 2021 and 2020

Upon completion of our strategic transactions related to both Atrium and StarStone, our chief operating decision maker, our CEO, changed their view of how to evaluate our businesses, allocate resources and assess performance, as a result the segment structure was revised effective January 1, 2021.
Following the acquisition of Enhanzed Re on September 1, 2021, our business is organized into four reportable segments: (i) Run-off; (ii) Enhanzed Re; (iii) Investments; and (iv) Legacy Underwriting. In addition, our corporate and other activities, which do not qualify as an operating segment, includes income and expense items that are not directly attributable to our reportable segments19.
The following is a discussion of our results of operations by segment.
19 For a description of our segments and our corporate and other activities, see "Item 1. Business - Operating Segments" and "Corporate and Other" below, respectively.
Enstar Group Limited | 2021 Form 10-K                 72

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Run-off Segment

Run-off Segment

The following is a discussion and analysis of the results of operations for our Run-off segment.

	2021	2020	Change
INCOME	(in millions of U.S. dollars)
Net premiums earned	$182	$59	$123
Other income:
Reduction in estimates of net ultimate defendant A&E liabilities - prior periods	38	103	(65)
Reduction in estimated future defendant A&E expenses	5	9	(4)
All other income	30	20	10
Total other income	73	132	(59)
	255	191	64
EXPENSES
Net incurred losses and LAE:
Current period	144	30	114
Prior period	(338)	(175)	(163)
Total net incurred losses and LAE	(194)	(145)	(49)
Acquisition costs	44	20	24
General and administrative expenses	188	173	15
	38	48	(10)
SEGMENT NET EARNINGS	$217	$143	$74
2021 versus 2020: Segment income from our Run-off segment increased by $74 million, primarily due to:
•Net premiums earned increased by $123 million from StarStone International business and new business transactions executed in this and recent periods. Net premiums earned of $182 million included $106 million of premiums from StarStone International, which was transferred into the Run-off Segment on January 1, 2021, whereas net premiums earned in 2020 were primarily related to AmTrust RITC transactions assumed in 2019.
•Net incurred losses and LAE decreased by $49 million due to a $163 million increase in favorable development on prior period losses partially offset by an increase in current period losses of $114 million due to the transfer of the StarStone International business from the Legacy Underwriting segment on January 1, 2021.
•The $163 million increase in favorable prior period development primarily consists of:
◦$51 million increase in favorable development on the workers’ compensation line of business in 2021 as a result of reduced claims activity, favorable settlements on open claims and the completion of commutations;
◦$105 million reduction in adverse development on the motor line of business compared to 2020. 2020 was impacted by higher than expected severity in respect of a recently assumed LPT;
◦$41 million increase in favorable development on the construction defect line of business in 2021;
◦$82 million increase in favorable development on the property and other lines of business in 2021.
This favorable prior period developments were partially offset by;
•$142 million increases in prior period estimates of net ultimate losses in our general casualty line of business due to an increase in opioid exposure and greater than expected adverse development.
In addition:
•Other income decreased by $59 million primarily driven by reduced levels of favorable development in our estimate of ultimate net defendant A&E liabilities; and
•Acquisition costs increased by $24 million primarily due to the transfer of StarStone International from the Legacy Underwriting segment on January 1, 2021.
Enstar Group Limited | 2021 Form 10-K                 73

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Enhanzed Re Segment

Enhanzed Re Segment

We purchased an additional 27.7% in Enhanzed Re, a company that was previously accounted for as an equity method investment. We now own 75.1% of this company and have consolidated it as of September 1, 2021. The Enhanzed Re segment consists of life and property aggregate excess of loss (catastrophe) business.
As we report the results of this segment on a one quarter lag, our results for the year ended December 31, 2021 only include one month of earnings. The following is a discussion and analysis of the results of operations for our Enhanzed Re segment.

2021
INCOME	(in millions of U.S. dollars)
Net premiums earned	$5
5
EXPENSES
Net incurred losses and LAE - current period	2
Policyholder benefit expenses	(4)
General and administrative expenses	1
(1)
SEGMENT NET EARNINGS	$6

Overall Results
Segment earnings were $6 million as a result of net premiums earned and a reduction in policyholder benefit expenses. This was partially offset by net incurred losses and LAE driven by the recognition of net premiums earned during the period.
Enstar Group Limited | 2021 Form 10-K                 74

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Investments Segment

Investments Segment

The following is a discussion and analysis of the results of operations for our Investments segment.

	2021	2020	Change
INCOME	(in millions of U.S. dollars)
Net investment income:
Fixed income securities	$273	$243	$30
Cash and restricted cash	—	2	(2)
Other investments, including equities	73	39	34
Less: Investment expenses	(37)	(14)	(23)
Total net investment income	309	270	39
Net realized (losses) gains:
Fixed income securities	(4)	16	(20)
Other investments, including equities	(57)	1	(58)
Total net realized (losses) gains	(61)	17	(78)
Net unrealized gains (losses):
Fixed income securities, trading	(203)	284	(487)
Other investments, including equities	384	1,327	(943)
Total net unrealized gains	181	1,611	(1,430)
	429	1,898	(1,469)
EXPENSES
General and administrative expenses	37	35	2
	37	35	2
Earnings from equity method investments	93	239	(146)
SEGMENT NET EARNINGS	$485	$2,102	$(1,617)

Overall Results
2021 versus 2020: Segment income from our Investments segment decreased by $1.6 billion primarily as a result of decreases in net realized and unrealized gains of $1.5 billion. The decrease is largely a result of current year net realized and unrealized losses of $58 million related to the InRe Fund, in comparison to net unrealized gains of $1.2 billion in the prior year, and current year net realized and unrealized losses on our fixed income securities of $207 million, in comparison to net realized and unrealized gains of $300 million in the prior year.

Enstar Group Limited | 2021 Form 10-K                 75

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Investments Segment

Total Investments
Fixed income securities
Refer to the below tables for the fair value, duration, and credit rating of our fixed income securities by business:

	2021
	Run-off				Enhanzed Re (1)				Total	Total %
	Fair Value	%	Duration (years) (2)	Credit Rating (3)	Fair Value	%	Duration (years) (2)	Credit Rating (3)
	(in millions of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and AFS and funds held - directly managed
U.S. government & agency	$737	6.1%	6.4	AAA	$—	—%	n/a	n/a	$737	6.1%
U.K. government	82	0.7%	9.8	AA-	—	—%	n/a	n/a	82	0.7%
Other government	387	3.2%	6.8	AA	228	1.9%	12.10	BBB	615	5.1%
Corporate	6,532	54.1%	6.4	A-	193	1.6%	6.70	A-	6,725	55.7%
Municipal	272	2.3%	9.2	AA-	—	—%	n/a	n/a	272	2.3%
Residential mortgage-backed	597	4.9%	2.8	AA+	—	—%	n/a	n/a	597	4.9%
Commercial mortgage-backed	1,074	8.9%	3.1	AA+	—	—%	n/a	n/a	1,074	8.9%
Asset-backed	937	7.8%	0.3	AA-	—	—%	n/a	n/a	937	7.8%
Structured products	—	—%	n/a	n/a	1,033	8.5%	19.20	A-	1,033	8.5%
	$10,618	88.0%	5.4	A	$1,454	12.0%	16.40	A-	$12,072	100.0%
(1) Investments under the Enhanzed Re caption comprise those that support our life reinsurance business.
(2) The duration calculation includes short-term investments, fixed maturities and the fixed maturities within our funds held-directly managed portfolios at December 31, 2021 and 2020.
(3) The average credit ratings calculation includes short-term investments, fixed maturities and the fixed maturities within our funds held - directly managed portfolios at December 31, 2021 and 2020.

	2020
	Fair Value	%	Duration (years) (1)	Credit Rating (2)
	(in millions of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and AFS and funds held - directly managed
U.S. government & agency	$865	10.0%	3.5	AAA
U.K. government	33	0.4%	8.4	AA-
Other government	487	5.6%	6.8	AA
Corporate	5,420	62.6%	6.9	A-
Municipal	160	1.8%	9.9	A+
Residential mortgage-backed	487	5.6%	2.0	AAA
Commercial mortgage-backed	766	8.8%	3.8	AA+
Asset-backed	451	5.2%	0.3	AA-
Total	$8,669	100.0%	5.7	A+
(1) The duration calculation includes short-term investments, fixed maturities and the fixed maturities within our funds held-directly managed portfolios at December 31, 2021 and 2020.
(2) The average credit ratings calculation includes short-term investments, fixed maturities and the fixed maturities within our funds held - directly managed portfolios at December 31, 2021 and 2020.
Run-off portfolio: As of December 31, 2021, our fixed income securities had an average credit quality of A and a weighted average duration of 5.4 years.
Enstar Group Limited | 2021 Form 10-K                 76

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Investments Segment

Enhanzed Re portfolio: As of December 31, 2021, our fixed income securities had an average credit quality of A- and a weighted average duration of 16.4 years.
Other investments, including equities
Refer to the below table for the composition of our other investments, including equities:

	2021	2020
	(in millions of U.S. dollars)
Equities
Publicly traded equities	$281	$261
Exchange-traded funds	1,342	238
Privately held equities	372	275
Total	1,995	774

Other investments
Hedge funds	291	2,618
Fixed income funds	559	507
Equity funds	5	191
Private equity funds	752	336
CLO equities	161	128
CLO equity funds	207	167
Private credit funds	275	187
Real estate debt fund	69	12
Other	—	—
Total	$2,319	$4,146
Our equities investments increased by $1.2 billion compared to the prior year, primarily due to fixed income exchange-traded funds held in the Enhanzed Re portfolio. Our other hedge fund investments declined by $2.3 billion compared to the prior year, primarily due to the liquidation of the InRe Fund.
Equity Method Investments
Refer to the below table for a summary of our equity method investments, which does not include those investments we have elected to measure under the fair value option:

	2021			2020
	Ownership %	Carrying Value	Earnings from equity method investments	Ownership %	Carrying Value	Earnings from Equity Method Investments
Enhanzed Re	—%	$—	$82	47.4%	$330	$147
Citco (1)	31.9%	56	4	31.9%	53	2
Monument Re (2)	20.0%	194	14	20.0%	194	88
Core Specialty	24.7%	225	(6)	25.2%	235	—
Other	27.0%	18	(1)	27.0%	20	2
		$493	$93		$832	$239
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
The carrying value of our equity method investments decreased largely due to of our acquisition of Enhanzed Re during the year, which resulted in us consolidating Enhanzed Re effective September 1, 202120.
Our earnings from equity method investments decreased, due to reductions in both Enhanzed Re and Monument Re earnings. The reduction in Enhanzed Re earnings was primarily driven by catastrophe losses from the European
20 Refer to Note 4 to the consolidated financial statements for further information.
Enstar Group Limited | 2021 Form 10-K                 77

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Investments Segment

storms, German Floods and worsening of COVID-19 claims sustained in the second quarter of 2021 for which our share of losses was $35 million, partially offset by significant net realized and unrealized gains on investments in the last quarter of 2020. The reduction in Monument Re earnings was as a result of a decrease in bargain purchase gains in 2021 in comparison to 2020.
Earnings from equity method investments for the year ended December 31, 2020 were driven primarily by our investments in Enhanzed Re, which reflected significant net realized and unrealized gains on investments in the second and third quarters of 2020, and Monument Re.
Enstar Group Limited | 2021 Form 10-K                 78

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Legacy Underwriting Segment

Legacy Underwriting Segment

The following is a discussion and analysis of the results of operations for our Legacy Underwriting segment.

	2021	2020	Change
INCOME	(in millions of U.S. dollars)
Net premiums earned	$58	$513	$(455)
Net investment income	3	33	(30)
Net realized gains	—	2	(2)
Net unrealized (losses) gains	(3)	12	(15)
Other (expenses) income	(15)	27	(42)
	43	587	(544)
EXPENSES
Net incurred losses and LAE
Current Period	26	375	(349)
Prior Period	(6)	(4)	(2)
Total net incurred losses and LAE	20	371	(351)
Acquisition costs	13	151	(138)
General and administrative expenses	10	158	(148)
	43	680	(637)
SEGMENT EARNINGS	$—	$(93)	$93
Overall Results
2021 versus 2020:
The results for 2021 comprise SGL No.1 Limited (“SGL No.1”)'s 25% gross share of the 2020 and prior underwriting years of Atrium's syndicate 609 whereas the results for 2020 comprise SGL No.1's 25% net share of Atrium's syndicate 609 and StarStone International, which was transferred to the Run-off segment effective January 1, 2021.
As of January 1, 2021, SGL No.1 settles its share of the 2020 and prior underwriting years for the economic benefit of Atrium, and there is no net retention by Enstar.

Enstar Group Limited | 2021 Form 10-K                 79

Item 7 | Management Discussion and Analysis | Corporate and Other

Corporate and Other

The following is a discussion and analysis of our results of operations for our corporate and other activities.

	2021	2020	Change
INCOME	(in millions of U.S. dollars)
Other income (expense):
Amortization of fair value adjustments (1)	$(16)	$(12)	$(4)
All other expense	—	(7)	7
Total other expense	(16)	(19)	3
Net gain on purchase and sales of subsidiaries	73	3	70
	57	(16)	73
EXPENSES
Net incurred losses and LAE:
Amortization of DCAs (2)	120	43	77
Amortization of fair value adjustments	16	28	(12)
Changes in fair value - fair value option (3)	(75)	119	(194)
Total net incurred losses and LAE	61	190	(129)
Policyholder benefit expenses	1	—	1
General and administrative expenses	131	136	(5)
	193	326	(133)
Interest expense	(69)	(59)	(10)
Net foreign exchange gains (losses)	12	(16)	28
Income tax expense	(27)	(24)	(3)
Net earnings from discontinued operations, net of income taxes	—	16	(16)
Net (earnings) loss attributable to noncontrolling interest	(15)	28	(43)
Dividends on preferred shares	(36)	(36)	—
NET LOSS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(271)	$(433)	$162
(1) Amortization of fair value adjustments relates to the acquisition of DCo, LLC and Morse TEC LLC.
(2) For the years ended December 31, 2021, 2020 and 2019, amortization of deferred charge assets includes net cumulative effect adjustments of $71 million, $2 million and $11 million, respectively, arising as a result of prior period development on net ultimate liabilities recorded in our Run-off segment.
(3) Comprises the discount rate and risk margin components.
Overall Results
2021 versus 2020: Net loss from corporate and other activities decreased by $162 million, primarily due to:
•Net gain recognized on the purchase and sales of subsidiaries of $73 million, which has two components: i) the $47 million gain recognized on the Step Acquisition of Enhanzed Re and ii) the net gain on sales of subsidiaries of $26 million, primarily as a result of the gain on the sale of SUL of $23 million;
•Reduction in net incurred losses of $129 million primarily driven by the change in the fair value of liabilities for which we have elected the fair value option due to increases in corporate bond yields, partially offset by tightening credit spreads for the year ended December 31, 2021, in comparison to declining interest rates partially offset by widening credit spreads for the year ended December 31, 2020.
This was partially offset by:
•Unfavorable change in net (earnings) loss attributable to noncontrolling interest of $43 million, due to higher earnings in 2021 for those companies where there is a noncontrolling interest.

Enstar Group Limited | 2021 Form 10-K                 80

Item 7 | Management Discussion and Analysis | Current Outlook

Current Outlook

We are subject to economic factors such as interest rates, inflationary pressures, foreign exchange rates, favorable and unfavorable underwriting events, regulation, tax policy changes, political risks and other market risks that can impact our strategy and operations21.
Impact of COVID-19

Due to the ongoing and evolving nature of the COVID-19 pandemic, we are continuing to assess the impact on our business, operations and financial condition as it occurs. The overall financial and operational impact to us has been minimal to-date, with virtually all of our employees working remotely or on an agile basis.
As of December 31, 2021, our Run-off, Enhanzed Re and Legacy Underwriting segments had COVID-19 related net liabilities of $87 million, $56 million and $4 million, respectively.
Inflation

We continue to monitor inflationary impacts resulting from government stimulus, sharp increases in demand, labor force and supply chain disruptions, among other factors, on our loss cost trends. Our run-off net loss reserves primarily consists of casualty, workers’ compensation and asbestos lines of business which, as long tailed lines of business, have not so far, been impacted by recent inflationary pressures in comparison to other property and auto lines of business, for example.
Governmental policy responses to inflation may increase interest rates which, in the short term, will have a significant impact on our investments, in particular our fixed maturity securities. We will continue to monitor our liquidity, capital and potential earnings impact of these changes but remain focused on medium to long term asset allocation decisions.
Inflation may result in increased wage pressures for our operating expenses, as we remain focused on being a competitive employer in our market.
Run-off Outlook

We continue to evaluate transactions in our active pipeline including LPTs, ADCs, and other transaction types including acquisitions, and seek opportunities to execute on creative and accretive transactions by offering innovative capital release solutions that enable our clients to meet their capital and risk management objectives.
Transactions
On January 10, 2022, we entered into an agreement with Aspen Insurance Holdings Limited ("Aspen") to assume $3.1 billion of net loss reserves in a LPT transaction, subject to a limit of $3.6 billion. An existing ADC between Aspen and us that closed in June 2020 will be absorbed into this LPT.
Enhanzed Re
Upon completion of the Step Acquisition of Enhanzed Re on September 1, 2021, we acquired liabilities for future policyholder benefits of $1.5 billion. We may enter into further life and annuity reinsurance transactions, which would increase our exposure to interest rate movements and longevity risks, as well as other risks associated with life reinsurance.
We also acquired Enhanzed Re's share of Allianz's catastrophe reinsurance business and associated net losses related to events occurring during 2021. This includes the German Floods, Hurricane Ida, the European Storms and the Texas Winter Storms, as well as net loss reserves relating to prior period loss events, which primarily relates to business interruption claims arising from COVID-19.
Although we have not renewed the catastrophe treaties for 2022, our future results could be impacted by net favorable or unfavorable prior period loss development on the acquired reserves.
21 For additional information on the risks, refer to "Item 1A. Risk Factors - Risks Relating to our Run-off Business."
Enstar Group Limited | 2021 Form 10-K                 81

Item 7 | Management Discussion and Analysis | Current Outlook

Investment Outlook

Global financial markets were far more stable in 2021 than during 2020. Supportive fiscal and monetary policies and gradual reopening of economies around the world resulted in strong economic growth. Risk assets rallied, M&A activity accelerated, corporate credit spreads continued to tighten, and defaults remained well below average as companies posted strong corporate earnings.
Against this backdrop, U.S. inflation reached levels unseen for 40 years.
As a result, we anticipate elevated volatility in the global investment markets this year as governments and central banks take action to address rising inflation by tightening monetary policy. The U.S. Federal Reserve has indicated that it intends to cut back on its bond-buying program and initiate a series of interest rate increases as early as the first quarter of 2022.
Higher interest rates would create a negative unrealized impact on our fixed income investments, but could also provide us with the opportunity to reinvest at higher yields as our securities mature or we invest premium received from new business. Furthermore, a portion of our portfolio is allocated to floating-rate assets, which should mitigate some of the impact of rising rates.
In addition to our core fixed income portfolio, our other investments, including equities, are expected to provide higher returns and diversification benefits over the long-term, although this may be more volatile in the short term.
We are actively seeking investment opportunities with inflationary pass-through components, including private credit, real estate, and infrastructure.
In the fourth quarter of 2021, we completed the orderly liquidation of the InRe Fund. We anticipate redeploying $1.0 billion of this capital into various other investments in 2022, including those mentioned above.
Capital Outlook and Transactions

S&P Model
S&P has announced that it intends to change its capital adequacy model. While the proposed model proposes changes to insurance diversification credits which could benefit us, it also proposes disallowing rating credit for Tier 3 Senior Debt and the recalibration of capital charges to higher confidence levels. The proposal has not been finalized, but it could increase the level of capital S&P requires for a particular financial strength rating.
As part of our capital management strategy, we will continue to make our own assessment of the appropriate level of capital to support our business operations.
Debt Issuance
On January 14, 2022, our wholly-owned subsidiary, Enstar Finance LLC ("Enstar Finance") issued Junior Subordinated Notes due 2042 (the "2042 Junior Subordinated Notes") in an aggregate principal amount of $500 million.
The 2042 Junior Subordinated Notes are unsecured junior subordinated obligations of Enstar Finance, and are fully and unconditionally guaranteed by Enstar.
The net proceeds will be used to fund the payment at maturity of the outstanding $280 million aggregate principal amount of our 4.5% Senior Notes, which mature on March 10, 2022. We intend to use the remaining net proceeds from this offering for general corporate purposes, including, but not limited to, funding our acquisitions, working capital and other business opportunities.

Enstar Group Limited | 2021 Form 10-K                 82

Item 7 | Management Discussion and Analysis | Liquidity and Capital Resources

Liquidity and Capital Resources

Overview

We aim to generate cash flows from our (re)insurance operations and investments, preserve sufficient capital for future acquisitions and new business, and develop relationships with lenders who provide borrowing capacity at competitive rates.
Our capital resources as of December 31, 2021 included ordinary shareholders' equity of $5.6 billion, preferred equity of $510 million, redeemable noncontrolling interest of $179 million and debt obligations of $1.7 billion. Based on our current loss reserves position, our portfolios of in-force (re)insurance business, and our investment positions, we believe we are well capitalized.
The following table details our capital position:

	2021	2020	Change
	(in millions of U.S. dollars)
Ordinary shareholders' equity	$5,586	$6,164	$(578)
Series D and E Preferred Shares	510	510	—
Total Enstar Shareholders' Equity	6,096	6,674	(578)
Noncontrolling interest	230	14	216
Total Shareholders' Equity	6,326	6,688	(362)

Debt obligations	1,691	1,373	318

Redeemable noncontrolling interest	179	365	(186)

Total capitalization	$8,196	$8,426	$(230)

Total capitalization attributable to Enstar	$7,787	$8,047	$(260)

Debt to total capitalization	20.6%	16.3%	4.3%
Debt and Series D and E Preferred Shares to total capitalization	26.9%	22.3%	4.6%

Debt to total capitalization attributable to Enstar	21.7%	17.1%	4.6%
Debt and Series D and E Preferred Shares to total capitalization attributable to Enstar	28.3%	23.4%	4.9%
As of December 31, 2021, we had $1.6 billion of cash and cash equivalents, excluding restricted cash that supports (re)insurance operations, and included in this amount was $314 million held by our foreign subsidiaries outside of Bermuda.
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
Based on existing tax laws, regulations and our current intentions, there were no accruals as of December 31, 2021 for any material withholding taxes on dividends or other distributions.
Dividends

Historically, we have not declared and have no current expectation to declare a dividend on our ordinary shares. Our strategy has been to retain earnings and invest distributions from operating subsidiaries into our business. We may re-evaluate this strategy from time to time based on overall market conditions and other factors. In 2021, we repurchased 3,749,400 ordinary shares as part of our strategic separation with Hillhouse Group22.
We have issued 16,000 Series D Preferred Shares with an aggregate liquidation value of $400 million and 4,400 Series E Preferred Shares with an aggregate liquidation value of $110 million. The dividends on both Series of Preferred Shares are non-cumulative and may be paid quarterly in arrears, only when, as and if declared.
22 As described in Note 18 to the consolidated financial statements.
Enstar Group Limited | 2021 Form 10-K                 83

Item 7 | Management Discussion and Analysis | Liquidity and Capital Resources

Any payment of common or preferred dividends must be approved by our Board. Our ability to pay ordinary and preferred dividends is subject to certain restrictions.
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
We use cash to fund new acquisitions of companies and significant new business. We also utilize cash for our operating expenses associated with being a public company and to pay dividends on our preference shares and interest and principal on loans from subsidiaries and debt obligations, including loans under our credit facilities, our Senior Notes, our Junior Subordinated Notes and the 2031 Subordinated Notes (together with the Junior Subordinated Notes, the "Subordinated Notes").
Under the eligible capital rules of the BMA, the Senior Notes qualify as Tier 3 capital and the Preferred Shares and Subordinated Notes qualify as Tier 2 capital when considering the Bermuda Solvency Capital Requirements.
We may, from time to time, raise capital from the issuance of equity, debt or other securities as we continuously evaluate our strategic opportunities. We filed an automatic shelf registration statement on August 17, 2020 with the SEC to allow us to conduct future offerings of certain securities, if desired, including debt, equity and other securities.
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
U.S. Finance Company Liquidity
Enstar Finance is a wholly-owned finance subsidiary and is dependent upon funds from other subsidiaries to pay any amounts due under the Junior Subordinated Notes. In addition, as noted above, we are a holding company that conducts substantially all of our operations through our subsidiaries. Our only significant assets are the capital stock of our subsidiaries. Because substantially all of our operations are conducted through our (re)insurance subsidiaries, substantially all of our consolidated assets are held by our subsidiaries and most of our cash flow, and, consequently, our ability to pay any amounts due under the guaranty of the Junior Subordinated Notes, is dependent upon the earnings of our subsidiaries and the transfer of funds by those subsidiaries to us in the form of distributions or loans.
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
Enstar Group Limited | 2021 Form 10-K                 84

Item 7 | Management Discussion and Analysis | Liquidity and Capital Resources

These laws and regulations require, among other things, certain of our (re)insurance subsidiaries to maintain minimum capital requirements and limit the amount of dividends and other payments that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments.
As of December 31, 2021, all of our (re)insurance subsidiaries’ capital requirement levels were in excess of the minimum levels required.
Our subsidiaries’ ability to pay dividends and make other forms of distributions may also be limited by our repayment obligations under certain of our outstanding credit facility agreements and other debt instruments. Variability in ultimate loss payments may also result in increased liquidity requirements for our subsidiaries.
Our sources of funds primarily consist of cash and investment portfolios acquired on the completion of acquisitions and new business, investment income earned, proceeds from sales and maturities of investments and collection of reinsurance receivable.
Cash balances acquired upon the purchase of (re)insurance companies are classified as cash provided by investing activities, whereas cash from new business is classified as cash provided by operating activities.
We expect to use funds acquired from cash and investment portfolios, collected premiums, collections from reinsurance debtors, fees and commission income, investment income and proceeds from sales and redemptions of investments to meet expected claims payments and operational expenses, with the remainder used for acquisitions and additional investments. Cash provided by operating activities was positive for 2021 and 2020 as the cash from new business and the sale of trading securities exceeded cash used in the purchase of trading securities, with the net proceeds being used in the purchase of AFS securities and other investments included within investing cash flows.
Overall, we expect our cash flows, together with our existing capital base and cash and investments acquired and from new business, to be sufficient to meet cash requirements and to operate our business.
Cash Flows
The following table summarizes our consolidated cash flows provided by (used in) operating, investing and financing activities.

	2021	2020	Change
	(in millions of U.S. dollars)
Cash provided by (used in):
Operating activities	$3,801	$2,786	$1,015
Investing activities	(2,573)	(2,335)	(238)
Financing activities	(737)	118	(855)
Net cash flows from discontinued operations	—	(22)	22
Effect of exchange rate changes on cash	4	(6)	10
Net increase (decrease) in cash and cash equivalents	495	541	(46)
Cash and cash equivalents, beginning of year	1,373	971	402
Net change in cash of businesses held-for-sale	224	(139)	363
Cash and cash equivalents, end of year	$2,092	$1,373	$719

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$1,646	$901	$745
Restricted cash and cash equivalents	446	472	(26)
Total cash, cash equivalents and restricted cash	$2,092	$1,373	$719
Details of our consolidated cash flows are included in "Item 8. Financial Statements and Supplementary Data - Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019" of this Annual Report on Form 10-K.
2021 versus 2020: Cash and cash equivalents increased by $495 million in 2021 compared to $541 million during 2020.
2021: Cash and cash equivalents increased by $495 million in 2021, as cash provided by operating activities of $3.8 billion was partially offset by cash used in investing and financing activities of $2.6 billion and $737 million, respectively.
Enstar Group Limited | 2021 Form 10-K                 85

Item 7 | Management Discussion and Analysis | Liquidity and Capital Resources

Cash provided by operations in 2021 was predominantly driven by:
(i) the cash inflows from net sales and maturities of trading securities of $3.1 billion, primarily driven by the InRe Fund; and
(ii) cash, restricted cash and cash equivalents from new business of $2.0 billion; partially offset by,
(iii) the timing of paid losses.
Cash used in investing activities in 2021 primarily related to:
(i) net purchases of AFS securities of $2.1 billion; and
(ii) net subscriptions of other investments of $580 million; partially offset by
(iii) the impact of consolidating the opening cash and restricted cash balances of the InRe Fund of $574 million.
Cash used in financing activities in 2021 was attributable to share repurchases and preferred share dividends, partially offset by the net receipt of loans of $242 million.
The change in cash of businesses held-for-sale is due to the disposal of Northshore.
2020: Cash and cash equivalents increased by $541 million in 2020, as cash provided by operating and financing activities of $2.8 billion and $118 million, respectively, was partially offset by cash used in investing activities of $2.3 billion.
Cash provided by operations in 2020 was predominantly driven by:
(i) the proceeds from net sales and maturities of trading securities of $1.7 billion; and
(ii) cash and restricted cash acquired in Run-off reinsurance transactions of $1.6 billion; partially offset by
(iii) the timing of paid losses.
Cash provided by financing activities in 2020 was primarily attributable to the net receipt of loans of $180 million, partially offset by share repurchases and preferred share dividends.
Cash used in investing activities in 2020 was primarily related to net purchases of AFS securities of $1.9 billion and net subscriptions of other investments of $380 million.
The change in cash of businesses held-for-sale was due to the disposal of StarStone U.S. and the classification of the assets and liabilities of Northshore as held-for-sale as of December 31, 2020.
Investable Assets

We define investable assets as the sum of total investments, cash and cash equivalents, restricted cash and cash equivalents and funds held. Investable assets were $21.7 billion as of December 31, 2021 as compared to $17.3 billion as of December 31, 2020, an increase of 25.7% primarily attributable to the Step Acquisition of Enhanzed Re and significant new business in 2021.
Reinsurance Balances Recoverable on Paid and Unpaid Losses

As of December 31, 2021 and 2020, we had reinsurance balances recoverable on paid and unpaid losses of $1.5 billion and $2.1 billion, respectively.
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
We remain liable to the extent that retrocessionaires do not meet their obligations under these agreements, and, therefore, we evaluate and monitor concentration of credit risk among our reinsurers. Provisions are made for amounts considered potentially uncollectible.
Enstar Group Limited | 2021 Form 10-K                 86

Item 7 | Management Discussion and Analysis | Liquidity and Capital Resources

Debt Obligations

We utilize debt financing and loan facilities primarily for funding acquisitions and significant new business, investment activities and, from time to time, for general corporate purposes.
Our debt obligations as of December 31, 2021 and 2020 were as follows:

	Origination Date	Term	2021	2020
			(in millions of U.S. dollars)
4.50% Senior Notes due 2022	March 10, 2017	5 years	$280	$349
4.95% Senior Notes due 2029	May 28, 2019	10 years	495	494
3.10% Senior Notes due 2031	August 24, 2021	10 years	495	—
Total Senior Notes			1,270	843
5.75% Junior Subordinated Notes due 2040	August 26, 2020	20 years	345	345
5.50% Enhanzed Re's Subordinated Notes due 2031	December 20, 2018	12.1 years	76	—
Total Subordinated Notes			421	345
EGL Revolving Credit Facility	August 16, 2018	5 years	—	185
Total debt obligations			$1,691	$1,373
Our debt obligations increased by $318 million from December 31, 2020, primarily due to the issuance of our 2031 Senior Notes and the Step Acquisition of Enhanzed Re, where we acquired the obligations under the 2031 Subordinated Notes partially offset by the repayment of our Revolving Credit Facility and our tender offer for a portion of our 2022 Senior Notes.
On January 14, 2022, Enstar Finance issued $500 million of junior subordinated notes due 2042 that are guaranteed by us.

Credit Ratings
The following table presents our credit ratings as of February 24, 2022:

Credit ratings (1)	Standard and Poor’s	Fitch Ratings
Long-term issuer	BBB (Outlook: Positive)	BBB (Outlook: Positive)
2022 and 2029 Senior Notes	BBB	BBB-
2031 Senior Notes	BBB-	BBB-
2040 and 2042 Junior Subordinated Notes (2)	BB+	BB+
2031 Subordinated Notes	Not Rated	Not Rated
Series D and E preferred shares	BB+	BB+
(1) Credit ratings are provided by third parties, Standard and Poor’s and Fitch Ratings, and are subject to certain limitations and disclaimers. For information on these ratings. Refer to the rating agencies’ websites and other publications.
(2) 2042 Junior Subordinated Notes issued on January 14, 2022,see Note 25 to our consolidated financial statements for further information.
Agency ratings are not a recommendation to buy, sell or hold any of our securities and may be revised or withdrawn at any time by the issuing organization. Each agency's rating should be evaluated independently of any other agency's rating23.
23 For information on risks related to our credit ratings, refer to "Item 1A. Risk Factors - Risks Relating to Liquidity and Capital Resources" and "Item 1A. Risk Factors - Risks Relating to Ownership of our Shares."
Enstar Group Limited | 2021 Form 10-K                 87

Item 7 | Management Discussion and Analysis | Liquidity and Capital Resources

Contractual Obligations

The following table summarizes, as of December 31, 2021, our future payments under material contractual obligations and estimated payments for losses and LAE and future policyholder benefits for the Run-off and Enhanzed Re segments by expected payment date. The table includes only obligations that are expected to be settled in cash.

		Short-term	Long Term
	Total	Less than 1 Year	1 - 3 years	3 - 5 years	6 - 10 years	More than 10 Years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and LAE (1)
Asbestos	$1,978	$181	$313	$281	$422	$781
Environmental	380	47	64	56	86	127
General Casualty	3,499	340	420	717	1,326	696
Workers' compensation/personal accident	2,902	312	485	439	549	1,117
Marine, aviation and transit	525	155	154	80	83	53
Construction defect	132	25	35	23	27	22
Professional indemnity/ Directors & Officers	1,565	244	318	304	510	189
Motor	745	214	178	91	104	158
Property	435	151	160	58	48	18
Other	535	168	146	68	73	80
Total outstanding losses and IBNR	12,696	1,837	2,273	2,117	3,228	3,241
ULAE	421	69	85	65	92	110
Estimated gross reserves for losses and LAE for the Run-off segment (1)	13,117	1,906	2,358	2,182	3,320	3,351
Estimated gross reserves for losses and LAE for the Enhanzed Re segment
Catastrophe	179	89	90	—	—	—
ULAE	3	1	2	—	—	—
Estimated gross reserves for losses and LAE for the Enhanzed Re segment (1)	182	90	92	—	—	—
Future policyholder benefits (2)	1,639	62	161	145	275	996
Investing Activities
Unfunded investment commitments (3)	1,824	527	717	396	184	—
Financing Activities
Loan repayments (including estimated interest payments)	2,471	354	130	129	1,327	531
Total	$19,233	$2,939	$3,458	$2,852	$5,106	$4,878
(1)     The reserves for losses and LAE represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our consolidated financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above. The amounts in the above table represent our estimates of known liabilities as of December 31, 2021 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, certain of the reserves included in the consolidated financial statements as of December 31, 2021 were acquired by us and initially recorded at fair value with subsequent amortization, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.
(2) Future policyholder benefits recorded in our audited consolidated balance sheet as of December 31, 2021 of $1.5 billion are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.
(3)     Refer to "Unfunded Investment Commitments" in Note 24 to our consolidated financial statements for further details.
Enstar Group Limited | 2021 Form 10-K                 88

Item 7 | Management Discussion and Analysis | Liquidity and Capital Resources

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
In addition to the contractual obligations noted in the table above, as of December 31, 2021, we have the right to purchase the redeemable non-controlling interest (“RNCI”) related to StarStone International from the Trident V Funds and Dowling Capital Partners I, L.P. and Capital City Partners LLC (collectively, the “Dowling Funds”) after a certain time in the future (a "call right") and the RNCI holders have the right to sell their RNCI interests to us after a certain time in the future (a "put right").
Off-Balance Sheet Arrangements

As of December 31, 2021, we have entered into certain investment commitments and parental guarantees24. We also utilize unsecured and secured letters of credit (“LOCs”) and a deposit facility25. We do not believe it is reasonably likely that these arrangements will have a material current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, cash requirements or capital resources.
24 Refer to Note 24 to our consolidated financial statements for further details.
25 Refer to Note 16 to our consolidated financial statements for further details.
Enstar Group Limited | 2021 Form 10-K                 89

Item 7 | Management Discussion and Analysis | Critical Accounting Estimates

Critical Accounting Estimates

We believe the following accounting policies are most dependent on significant judgments and estimates used in the preparation of our financial statements.
Losses and LAE

Run-off
Losses and LAE liabilities represent our best estimate of the ultimate remaining liability for unpaid losses and LAE for incurred claims as of the balance sheet date. This includes provisions for claims that have been reported but are unpaid at the balance sheet date (Outstanding Loss Reserves, or "OLR") and for obligations on claims that have been incurred but not reported ("IBNR") at the balance sheet date. IBNR may also include provisions to account for the possibility that reported claims may settle for amounts that differ from the established case reserves as well as the potential for closed claims to re-open.
Establishing loss reserves can be complex and is subject to considerable uncertainty. Because a significant amount of time can lapse between our assumption of the risk, the occurrence of a loss event, the reporting of the event to us and the ultimate payment of the claim on the loss event, the liability for unpaid losses and LAE is based largely upon estimates. Certain types of exposure, typically latent health exposures such as asbestos-related claims, have inherently long reporting delays, in some cases many years, from the date a loss occurred to the manifestation and reporting of a claim and ultimately until the final settlement of the claim, and that could impact the amount of reliance we place on our actual historical data.
We use considerable judgment in the process of developing these estimates of loss reserves, which involves considerable uncertainty in several areas, including use of actual or industry data for model inputs, and variability of projection assumptions and judgements depending on product lines, coverage type, or policy year. We may record additional estimates based upon our judgement as to the applicability of the facts, circumstances and external environment to each portfolio.
As of December 31, 2021 and 2020, IBNR reserves (net of reinsurance balances recoverable) accounted for $6.8 billion, or 59.4%, and $4.1 billion, or 54.1%, respectively, of our total Run-off net losses and LAE reserves, excluding ULAE26.
Our estimate of loss reserves for each portfolio generally relies on the following key judgments:
•The degree of reliance upon historic actual claims trends or industry data for claims trends.
•Separation of each portfolio into homogenous data sets, generally by line of business, or reserving class.
•Methods used in analyzing and projecting potential reserve positions and the mix of methods selected to form an aggregate reserve position for each portfolio27.
•Our degree of reliance or adjustment as a result of external factors such as economic conditions (inflation and unemployment statistics), legal conditions (judicial rulings in each relevant jurisdiction) and social & environmental factors (medical cost trends, changes in regulations or public health).
•Consideration of additional information such as changes in claims handling activities, third party claims operating reviews, third party actuarial reviews or changes in our reinsurance programs.
Judgments are based on numerous factors and may be revised as additional data becomes available, as new or improved methods are developed, or as laws change. This means that ultimate loss payments may differ from the losses and LAE estimate made at the balance sheet date.
In addition, key assumptions are made within each method, although the sensitivity to each assumption may vary within each method and even within each reserving class and accident year of each method. Such assumptions would include:
•Loss development factors are used to extrapolate current losses on an accident year to its full expected losses based upon judgements of historical trends on earlier accident years.
26 For a breakdown of our Run-off gross and net losses and LAE reserves by line of business, and ULAE, as of December 31, 2021 and 2020 to Note 9 to our consolidated financial statements.
27Refer to Note 9 to our consolidated financial statements for further description of the methodologies used for establishing reserves.
Enstar Group Limited | 2021 Form 10-K                 90

Item 7 | Management Discussion and Analysis | Critical Accounting Estimates

•Tail factors further extrapolate our longer tailed lines where payments expected in later years or decades can be more uncertain than settlements that preceded them both in the timing and amount of cash flows. As such, lines with more expected payments in the tail are more sensitive to tail assumptions.
•Expected loss ratios are used for years that do not yet have credible experience.
•Loss cost trend factors are used to extrapolate future loss expectations based upon observed trends.
We perform, at least annually, a formal review process of each portfolio of reserves in accordance with Actuarial Standards of Practice. These reviews may be performed using internal or independent credentialed actuaries.
In addition, we project expected paid and incurred loss development for each class of business, which is monitored on a quarterly basis. Should actual paid and incurred development differ significantly from the expected paid and incurred development, we will investigate the cause and, in conjunction with our actuaries, consider whether any adjustment to total loss reserves is required.
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
Loss Reserving (Latent Claims)
Asbestos Claims
A number of our subsidiaries, and counterparties who underwrote the insurance policy portfolios we assumed, have exposure to bodily injury claims from alleged exposure to asbestos.
•The United States asbestos exposure arises mainly from general liability insurance policies underwritten prior to 1986, which our subsidiaries or counterparties either wrote directly, on a primary or excess basis, or as reinsurance.
•Our United Kingdom asbestos exposures emanates from Employers' Liability insurance policies written in 2005 and prior.
Asbestos bodily injury claims differ from other bodily injury claims due to the long latency period for asbestos, which often triggers a policyholder’s coverage over multiple policy periods. The long latency period, combined with the lack of clear judicial precedent with respect to coverage interpretations and expanded theories of liability, increases the uncertainty of the asbestos claim reserve estimates.
As of December 31, 2021 and 2020, the net loss reserves for asbestos-related claims comprised 16.7% and 20.8%, respectively, of total Run-off net reserves for losses and LAE liabilities excluding ULAE. In addition as of December 31, 2021 and 2020, we also have $826 million and $913 million of defendant asbestos liabilities28 .
Environmental Claims
Our subsidiaries and counterparties who underwrote the insurance policy portfolios we assumed have exposure to environmental claims from general liability insurance policies written prior to the mid-1980s, that were not specifically written to cover damage to the environment from gradual releases of pollutants. Similar to asbestos, there is additional uncertainty with respect to environmental reserves as compared to other general liability exposures. This added uncertainty is due to the multiple policy periods and allocation of claims to policy years, number of solvent potentially responsible parties at any site, ultimate cost of the remediation, the number of ultimate sites and changes to judicial precedence.
As of December 31, 2021 and 2020, the net loss reserves for environmental pollution-related claims comprised 3.2% and 3.5%, respectively, of total Run-off net reserves for losses and LAE excluding ULAE. In addition, we also have $11 million of direct environmental liabilities29.
Asbestos and Environmental Reserving
The ultimate losses from A&E claims cannot be estimated using traditional actuarial reserving techniques that extrapolate losses to an ultimate basis using loss development. Claims are spread across multiple policy years based on the still evolving case law in each jurisdiction, making historical development patterns unreliable to
28 As described in Note 11 in our consolidated financial statements.
29 As described in Note 11 in our consolidated financial statements.
Enstar Group Limited | 2021 Form 10-K                 91

Item 7 | Management Discussion and Analysis | Critical Accounting Estimates

forecast the future claim payments. Our estimate of loss reserves for A&E claims relies on the following key factors and judgements:
•The degree of reliance or adjustment based on the legal and social environment, to which these liabilities are particularly sensitive. The current legal environment and the impact of specific settlements that may be used as precedents to settle future claims are key with these types of claims.
•The degree of reliance upon actual claims data and trends or industry data for claims trends.
•Methods used in analyzing and projecting potential reserve positions and the mix of methods selected to form an aggregate reserve position for each portfolio30.
Judgements are based on numerous factors and may be revised as additional data becomes available, as new or improved methods are developed, or as laws change. This means that ultimate loss payments may differ from the losses and LAE estimate made at the balance sheet date.
Key assumptions are made within each method, although the sensitivity to each assumption may vary within each method and even within each reserving class and accident year of each method. Such assumptions would include:
•Trends with respect to average claim indemnity, which are used to extrapolate future claim costs.
•Trends in claim filing pattern, which will be used to estimate the number of future claim filings.
Sensitivity to Underlying Assumptions of our Actuarial Methods
While we believe our reserve for losses and LAE at December 31, 2021 is reasonable, the estimation of these reserves is a complex process that depends on a number of factors and assumptions. As noted previously, our best estimate of our loss reserves involves considerable judgement, considering the results from a number of reserving methodologies. Therefore, these estimates are susceptible to changes in assumptions. We consider each of the following sensitivities a reasonable deviation for the key assumptions for each of our significant lines of business.

Line of Business	Net Reserves	Sensitivity	Estimated range in variation
(in millions of U.S. Dollars)
Asbestos	$1,898	+/- 10% in expected number of claims +/- 10% in average indemnity	+/- $165 +/- $190
General Casualty	3,369	+/- 10% in tail development factor (5+ years) +/- 1% in loss cost trend	+/- $200 +/- $205
Workers’ Compensation	2,629	+/- 2.5% increase in medical inflation	+/- $545
Professional Indemnity/Directors and Officers	1,336	+/- 2.5% in loss cost trend	+/- $165
Motor	531	+/- 2.5% in loss cost trend	+/- $50
Asbestos – Reserve estimates for this line are subject to greater variability than reserves for more traditional exposures. Claims are spread across multiple policy years based on the still evolving case law in various jurisdictions and inconsistent court decisions and judicial interpretations, making historical development patterns unreliable to forecast the future claim payments. A key consideration in setting our asbestos reserves is the volume of future claim filings, and the average indemnity of those claims.
General Casualty – This is a long tail class of business with long reporting and paid developing factors, and we generally use a combination of reserving methodologies on this line. Because of the long tail nature, the reserves are susceptible to variation in loss development factors and loss cost trends that may develop over an extended period of time over multiple accident years. A key assumption in setting our general casualty reserves is the provision for claim payments in the tail.
Workers’ Compensation – We generally use a combination of loss development and expected loss ratio methods due to the long tail nature of this line. A portion of our workers’ compensation reserves cover medical expense for future treatments of injured workers. Given the long development patterns associated with workers’ compensation business, these claims are exposed to medical inflation.
30 Refer to Note 9 in our consolidated financial statements, for further description of the methodologies used for establishing reserves.
Enstar Group Limited | 2021 Form 10-K                 92

Item 7 | Management Discussion and Analysis | Critical Accounting Estimates

Professional Indemnity/Directors and Officers – Due to the nature of this line, there is increased uncertainty in the number and severity of claims, which results in an expectation of high volatility and uncertainty in loss trends.
Motor - This business is generally more short tail in nature, and the majority of the claims are resolved within a few years of occurrence. A key component in estimating motor reserves is the severity of claims.
Change in Reserve Assumptions
Changes in reserve estimates can be driven by updated experience and by changes in assumptions. These are inextricably linked as updated information leads to changes in assumptions. We have estimated what portion of changes in ultimate losses from acquisition years 2012 to 2021 are attributable to experience and what portion are attributable to assumptions.

Line of Business	Change in Ultimate Losses	Change due to Experience	Change due to Assumptions
Asbestos	(0.6)%	(0.5)%	(0.1)%
General Casualty	2.3%	1.7%	0.6%
Workers’ Compensation	(5.0)%	(3.8)%	(1.2)%
Professional Indemnity/Directors and Officers	(1.0)%	(1.8)%	0.8%
Motor	2.3%	2.6%	(0.3)%
All Lines	(1.4)%	(1.1)%	(0.3)%
Defendant asbestos and environmental liabilities

Defendant A&E liabilities on our consolidated balance sheets include amounts for indemnity and defense costs for pending and future claims, determined using standard actuarial techniques for asbestos-related exposures. Defendant A&E liabilities also include amounts for environmental liabilities associated with our properties. These are non-insurance liabilities since they are held by non-insurance subsidiaries and are presented separately on our consolidated balance sheets. These reserves will be sensitive to similar industry trends and assumptions as observed in our A&E reserves as described under the Loss and LAE section above, specifically claim trends and indemnity. However, we use utilize different methodologies to estimate the defendant A&E liabilities as compared to our loss reserves31.
Key drivers for this estimate are the amount of future claim filings and average indemnity, which are key indicators of the amount of liabilities. The table below provides sensitivities of these drivers for defendant A&E.

Net Liability	Sensitivity	Estimated Range in Variation
(in millions of U.S. Dollars)
$573	+/- 10% in future filed claims +/- 10% in average indemnity	+/- $50 +/- $55
Change in Liability Assumptions
Similar to reserves, changes in defendant A&E liabilities can be driven by updated experience and by changes in assumptions. These are inextricably linked as updated information leads to changes in assumptions. We have estimated what portion of changes in the liabilities are attributable to experience and what portion are attributable to assumptions32.

Change in Total Liability	Change due to Experience	Change due to Assumptions
(in millions of U.S. Dollars)
$(38)	$(28)	$(10)
31 As described in Note 11 in our consolidated financial statements.
32 For information on our defendant A&E liabilities, refer to Note 11 and Note 2 in our consolidated financial statements.
Enstar Group Limited | 2021 Form 10-K                 93

Item 7 | Management Discussion and Analysis | Critical Accounting Estimates

Deferred Charge Assets

DCAs33 may be recorded at the inception of a Run-off retroactive reinsurance contract depending on whether the estimated undiscounted ultimate losses payable are in excess of the premiums received (deferred charge asset).
The premium consideration that we charge ceding companies is generally contractual and not subject to significant judgment, but is sometimes lower than the undiscounted estimated ultimate losses payable due to the time value of money.
Additionally, any subsequent movement in ultimate losses on the contracts with a recognized DCA will result in an adjustment to the deferral until that deferral is exhausted. The uncertainty in the timing and magnitude of the movements in the DCA are directly tied to the uncertainty in the movement in ultimate losses.
Favorable or adverse movements to ultimate losses result in a 60% to 90% impact of that movement to the DCA, depending on the loss payout patterns. During 2021, net favorable incurred loss movement of $88 million from contracts with DCAs resulted in a net $71 million reduction in the deferred balance.
Valuation Allowances on Deferred Tax Assets

At each balance sheet date, we assess the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized.
The determination of the need for a valuation allowance is based on all available information including
•projections of future taxable income;
•our forecast of future taxable income considers several factors, including actual net earnings in recent years, future sustainability and likelihood of positive earnings; and
•tax planning strategies.
Projections of future taxable income incorporate assumptions of future business and operations that may differ from actual experience.
If our assumptions and estimates that resulted in our forecast of future taxable income prove to be incorrect, an additional valuation allowance could become necessary, which could have a material adverse effect on our financial condition.
While our forecasts of future taxable income have been consistent the past few years, resulting in a valuation allowance reduction of $1.5 million from 2020 to 2021, these forecasts are a judgement and involve a level of uncertainty, such that a 10% decrease to forecasted future income could increase the valuation allowance by up to 7% or $4 million34.
Level 3 Fair Value Measurements

Level 3 Investments
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
Level 3 fair value measurements are based on unobservable inputs where there is little or no market activity. We utilize unadjusted third party pricing sources and internal valuation models to determine these fair values. Our assessment of the significance of these unobservable inputs to the fair value measurement requires judgement.
Our Level 3 investments consist primarily of privately held equity securities, and we value these securities using unobservable inputs, the most prevalent being the median peer multiple. The median peer multiple calculates a multiple based on the average value from a group of peer companies and that multiple is then applied to the invested company as a key input to calculate the value. We consider the following sensitivity a reasonable deviation for this key input:
33 As described under "Deferred Charge Assets" within Note 2 in our consolidated financial statements.
34 For information on valuation allowances on deferred tax assets, refer to "Income Taxes" within Note 2 in our consolidated financial statements.
Enstar Group Limited | 2021 Form 10-K                 94

Item 7 | Management Discussion and Analysis | Critical Accounting Estimates

Sensitivity	Investments	Estimated Range in Variation	Actual range for median peer multiple
	(in millions of U.S. dollars)
+/- 10% median peer multiple	$329	+/- $16*	+/- 2%
* No downside sensitivity due to the application of the distribution waterfall to the privately held security.
The 2% movement in the median peer multiple in 2021 was driven by the changes in the average value of the peer company group, and resulted in a $4 million adjustment to the privately held equity securities.
Fair Value Option - Insurance Contracts
We have elected to apply the fair value option for certain LPT reinsurance transactions. This is an irrevocable election that applies to all balances under the insurance contract, including funds held assets, reinsurance recoverable, and the liability for losses and LAE.
The fair value of the liability for losses and LAE and reinsurance recoverable under these contracts is presented separately in our consolidated balance sheet as of December 31, 2021 and 2020. Changes in the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses are included in net incurred losses and LAE in our consolidated statement of operations.
We use an internal model to calculate the fair value of the liability for losses and LAE and reinsurance recoverable asset for certain retroactive reinsurance contracts where we have elected the fair value option.
The fair value is calculated as the aggregate of discounted cash flows plus a risk margin.
The discounted cash flow approach uses:
i.estimated nominal cash flows based upon an appropriate payment pattern developed in accordance with standard actuarial techniques and
ii.a discount rate based upon high quality rated corporate bond yields plus a credit spread for non-performance risk. The model uses corporate bond rates across the yield curve depending on the estimated timing of the future cash flows and specific to the currency of the risk.
The risk margin was calculated using the present value of the cost of capital. The cost of capital approach uses
i.projected capital requirements,
ii.multiplied by the risk cost of capital representing the return required for non-hedgeable risk based upon the weighted average cost of capital less investment income, and
iii.discounted using the weighted average cost of capital.
The fair value model uses a combination of observable and unobservable inputs in its use and application. While the observable inputs are based on readily available market data, the unobservable inputs involve increased uncertainty and judgement in their selection and application. Specifically, the risk margin calculated is dependent on the following inputs:
a.Yield curve using high quality rated corporate bond rates across different currencies, notably the British Pound, US dollar, and the Euro.
b.Weighted average cost of capital (“WACC”), which represents a proxy for the industry cost of capital, and is calculated utilizing various inputs.
c.Average payout of the liabilities, which reflects the timing of expected future claim payments.
Enstar Group Limited | 2021 Form 10-K                 95

Item 7 | Management Discussion and Analysis | Critical Accounting Estimates

We consider the following sensitivity a reasonable deviation for these key assumptions:35:

Net Fair Value Liabilities	Sensitivity	Estimated Range in Variation
(in millions of U.S. dollars)
$1,557	+/- 50bps WACC	+/- $10
$1,557	+/- 1 year in average payout	+/- $15
$1,557	+/- 50bps yield curve	+/- $45
While the yield curve is an observable input since it is based on readily determinable corporate bond rates, it generally has the biggest impact to the fair value in a given year apart from changes in loss estimates. At year-end 2021, there was a $97 million decrease in the liability due to an increase in the yield curve.
The WACC decreased 0.25% from 2019 to 2020, resulting in a $5 million decrease in the liability, and remained unchanged from 2020 to 2021.
The average payout of the liability is adjusted every period to reflect actual net payments during the period and expected future payments, and any acceleration or deceleration of the estimate payment pattern will impact the average payout that would result in an impact of the value of the liability.
During 2021, there was an acceleration in the payment pattern, which decreased the average payout that resulted in a $7 million increase to the liability.
Recently Issued Accounting Pronouncements Not Yet Adopted36
On August 15, 2018 Financial Accounting Standards Board (“FASB”) issued ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts.
The amendments are intended to improve the existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity, and will require more frequent updating of assumptions and a standardized discount rate for the future policy benefit liability.
Companies are required to apply the guidance as of January 1, 2021 (and record transition adjustments as of January 1, 2021) in the 2023 financial statements. We intend to adopt ASU 2018-12 effective January 1, 2023.
This will impact our accounting and disclosure requirements for our long-duration life (re)insurance contracts. In addition to the impact to our balance sheet upon adoption, we also expect this to impact our earnings thereafter.

35The observable and unobservable inputs used in the model are further described in Note 12 in our consolidated financial statements.
36See Note 2 to the consolidated financial statements for a more detailed discussion of ASU 2018-12, as well as other accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.
Enstar Group Limited | 2021 Form 10-K                 96

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following risk management discussion and the estimated amounts generated from the sensitivity analysis presented are forward-looking statements of market risk assuming certain market conditions occur. Future results may differ materially from these estimated results due to, among other things, actual developments in the global financial markets, changes in the composition of our investment portfolio or changes in our business strategies. The results of the analysis we use to assess and mitigate risk are not projections of future events or losses. See "Cautionary Statement Regarding Forward-Looking Statements" for additional information regarding our forward-looking statements.
We are principally exposed to four types of market risk: interest rate risk; credit risk; equity price risk and foreign currency risk. Our policies to address these risks in 2021 are not materially different than those used in 2020, and based on our current knowledge and expectations, we do not currently anticipate significant changes in our market risk exposures or in how we will manage those exposures in future reporting periods. However, due to the ongoing uncertainty and volatility in financial markets as a result of the economic conditions caused by the COVID-19 pandemic and various governmental responses thereto, we expect interest rates, credit spreads and global equity markets to remain volatile in the near-term. Furthermore, the pandemic has increased the risk of defaults across many industries. As a result, we continue to closely monitor market risk during this time.
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
The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant in our fixed maturity and short-term investments portfolio classified as trading and AFS, our funds held directly managed portfolio, our fixed income funds and our fixed income exchange-traded funds and excludes investments classified as held-for-sale:

	Interest Rate Shift in Basis Points
As of December 31, 2021	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value (1)	$14,601	$14,182	$13,796	$13,438	$13,099
Market Value Change from Base	5.8%	2.8%	—	(2.6)%	(5.1)%
Change in Unrealized Value	$805	$386	$—	$(358)	$(697)

As of December 31, 2020	-100	-50	—	+50	+100
Total Market Value (1)	$10,632	$10,324	$10,028	$9,756	$9,495
Market Value Change from Base	6.0%	3.0%	—	(2.7)%	(5.3)%
Change in Unrealized Value	$604	$296	$—	$(272)	$(533)
(1)     Excludes equity exchange-traded funds of $373 million and $155 million for the years ended December 31, 2021 and December 31, 2020, respectively, which are included in the Equity Price Risk section below.
Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities, short-term investments, funds held - directly managed, fixed income funds and fixed income exchange-traded funds may be materially different from the resulting change in value indicated in the tables above.
The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in credit spreads assuming interest rates remain fixed, in our fixed maturity and short-term investments portfolio
Enstar Group Limited | 2021 Form 10-K                 97

Item 7A | Quantitative and Qualitative Disclosures About Market Risk

classified as trading and AFS, our funds held directly managed portfolio, our fixed income funds and our fixed income exchange-traded funds, and excludes investments classified as held-for-sale:

	Credit Spread Shift in Basis Points
As of December 31, 2021	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value (1)	$14,560	$14,166	$13,796	$13,448	$13,119
Market Value Change from Base	5.5%	2.7%	—	(2.5)%	(4.9)%
Change in Unrealized Value	$764	$370	$—	$(348)	$(677)

As of December 31, 2020	-100	-50	—	+50	+100
Total Market Value (1)	$10,608	$10,308	$10,028	$9,765	$9,516
Market Value Change from Base	5.8%	2.8%	—	(2.6)%	(5.1)%
Change in Unrealized Value	$580	$280	$—	$(263)	$(512)
(1) Excludes equity exchange-traded funds of $373 million and $155 million for the years ended December 31, 2021 and December 31, 2020, respectively, which are included in the Equity Price Risk section below.
Credit Risk

Credit risk relates to the uncertainty of a counterparty’s ability to make timely payments in accordance with contractual terms of the instrument or contract. We are exposed to direct credit risk primarily within our portfolios of fixed maturity and short-term investments, through customers, brokers and reinsurers in the form of premiums receivable and reinsurance balances recoverable on paid and unpaid losses, respectively, and through ceding companies who retain premium owed to us as collateral for the payment of claims, each as discussed below.
Fixed Maturity and Short-Term Investments

As a holder of $12.3 billion of fixed maturity and short-term investments, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity investments of short-to-medium duration37. At December 31, 2021, 38.6% of our fixed maturity and short-term investment portfolio was rated AA or higher by a major rating agency (December 31, 2020: 41.2%) with 5.6% rated lower than BBB- or non-rated (December 31, 2020: 3.7%). The portfolio as a whole, including cash, restricted cash, fixed maturity and short term investments and funds held - directly managed, had an average credit quality rating of A+ as of December 31, 2021 (December 31, 2020: A+). In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we believe we do not have significant concentrations of credit risk.
A summary of our fixed maturity and short-term investments by credit rating is as follows:

Credit rating	2021	2020	Change
AAA	23.5%	29.5%	(6.0)%
AA	15.1%	11.7%	3.4%
A	30.2%	31.6%	(1.4)%
BBB	25.6%	23.5%	2.1%
Non-investment grade	5.3%	3.5%	1.8%
Not rated	0.3%	0.2%	0.1%
Total	100.0%	100.0%

Average credit rating	A+	A+
37 A table of credit ratings for our fixed maturity and short-term investments is in Note 6 in our consolidated financial statements.
Enstar Group Limited | 2021 Form 10-K                 98

Item 7A | Quantitative and Qualitative Disclosures About Market Risk

Reinsurance Balances Recoverable on Paid and Unpaid Losses

We have exposure to credit risk as it relates to our reinsurance balances recoverable on paid and unpaid losses. Our (re)insurance subsidiaries remain liable to the extent that retrocessionaires do not meet their contractual obligations and, therefore, we evaluate and monitor concentration of credit risk among our reinsurers38.
Funds Held

Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds held balance is credited with investment income and losses payable are deducted. We are subject to credit risk if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due. Our funds held are shown under two categories on the consolidated balance sheets, where funds held upon which we receive the underlying portfolio economics are shown as "Funds held - directly managed", and funds held where we receive a fixed crediting rate are shown as "Funds held by reinsured companies". Both types of funds held are subject to credit risk. We routinely monitor the creditworthiness of reinsured companies with whom we have funds held arrangements. As of December 31, 2021 we had a significant concentration of $3.2 billion (December 31, 2020: $955 million) and $1.2 billion (December 31, 2020: $182 million) with two reinsured companies with financial strength credit ratings of A+ from A.M. Best and AA from S&P and A+ from A.M. Best and AA- from S&P, respectively.
Equity Price Risk

Our portfolio of equity investments, excluding our fixed income exchange-traded funds but including the equity funds, has exposure to equity price risk, which is the risk of potential loss in fair value resulting from adverse changes in stock prices. Our fixed income exchange-traded funds are excluded from the below analysis and have been included within the interest rate and credit spread risk analysis above, as these exchange-traded funds are part of our fixed income investment strategy and are backed by fixed income instruments. The following table summarizes the aggregate hypothetical change in fair value from a 10% decline in the overall market prices of our equities at risk:

	2021	2020	Change
	(in millions of U.S. dollars)
Publicly traded equity investments in common and preferred stocks	$281	$261	$20
Privately held equity investments in common and preferred stocks	372	275	97
Private equity funds	752	363	389
Equity funds	5	191	(186)
Equity exchange traded funds	373	155	218
Fair value of equities at risk	$1,783	$1,245	$538

Impact of 10% decline in fair value	$178	$125	$53
Hedge Funds

As of December 31, 2021, we had investments of $291 million (December 31, 2020: $2.6 billion) in hedge funds, included within our other investments, at fair value, that have exposure to interest rate, credit spread, and equity price risk given the underlying assets in those funds.
As of December 31, 2021 and 2020, the impact of a 10% decline in the fair value of these investments would have been $29 million and $264 million, respectively. These hedge funds may employ investment strategies that involve the use of leverage and short sales, which would have the effect of increasing interest rate, credit spread, and equity price sensitivity such that a 10% decline in market prices could reduce the fair value of our investment in the funds by more than 10%.
38 A discussion of our reinsurance balances recoverable on paid and unpaid losses is in Note 8 in our consolidated financial statements.
Enstar Group Limited | 2021 Form 10-K                 99

Item 7A | Quantitative and Qualitative Disclosures About Market Risk

Convertible Bonds

As of December 31, 2021, we had investments of $223 million in convertible bonds, included within our fixed income portfolio, that have exposure to equity price risk given the embedded derivatives in those investments.
As of December 31, 2021, a 10% decline in the underlying equity prices would result in a $22 million decline in the fair value of these investments. The sensitivity of the convertible bonds to interest rate and credit spread shocks have been included in the interest rate and credit spread analysis above.
Foreign Currency Risk

The table below summarizes our net exposures as of December 31, 2021 and 2020 to foreign currencies:

	AUD	CAD	EUR	GBP	Other	Total
	(in millions of U.S. dollars)
As of December 31, 2021
Total net foreign currency exposure	$(6)	$(10)	$15	$16	$(3)	$12
Pre-tax impact of a 10% movement in USD(1)	$(1)	$(1)	$2	$2	$—	$1

As of December 31, 2020
Total net foreign currency exposure	$7	$(2)	$24	$39	$2	$70
Pre-tax impact of a 10% movement in USD(1)	$1	$—	$2	$4	$—	$7
(1) Assumes 10% change in U.S. dollar relative to other currencies.
Through our subsidiaries located in various jurisdictions, we conduct our (re)insurance operations in a variety of non-U.S. currencies. We have the following exposures to foreign currency risk:
•Transaction Risk: The functional currency for the majority of our subsidiaries is the U.S. dollar. Within these entities, any fluctuations in foreign currency exchange rates relative to the U.S. dollar has a direct impact on the valuation of our assets and liabilities denominated in other currencies. All changes in foreign exchange rates, with the exception of non-U.S. dollar AFS investments, are recognized in our consolidated statements of earnings. Changes in foreign exchange rates relating to non-U.S. dollar AFS investments are recorded in AOCI in shareholders’ equity. Our subsidiaries with non-U.S. dollar functional currencies are also exposed to fluctuations in foreign currency exchange rates relative to their own functional currency.
•Translation Risk: We have net investments in certain European, British, and Australian subsidiaries whose functional currencies are the Euro, British pound and Australian dollar, respectively. The foreign exchange gain or loss resulting from the translation of their financial statements from their respective functional currency into U.S. dollars is recorded in the cumulative translation adjustment account, which is a component of AOCI in shareholders’ equity.
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

Enstar Group Limited | 2021 Form 10-K                 100

Item 7A | Quantitative and Qualitative Disclosures About Market Risk

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
Enstar Group Limited | 2021 Form 10-K                 101

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Schedules other than those listed above are omitted as they are not applicable or the information has been included in the consolidated financial statements, notes thereto, or elsewhere herein.
Enstar Group Limited | 2021 Form 10-K                 102

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors
Enstar Group Limited:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Enstar Group Limited and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes and financial statement schedules I to VI (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the estimate of loss reserves and asbestos and environmental liabilities
As discussed in Notes 1, 2(e), 2 (g), 9 and 11 to the consolidated financial statements, the Company has recorded a liability for loss and loss adjustment expenses (loss reserves) and defendant asbestos and environmental liabilities (asbestos and environmental liabilities) of $11,269 million and $638 million, respectively, as of December 31, 2021. Loss reserves include an amount determined from reported claims and an amount, based on historical loss experience and industry statistics, for losses incurred but not reported. Asbestos and environmental liabilities include amounts for indemnity and defense costs for pending and future claims, as well as estimated clean-up costs based on engineering reports. The Company establishes loss reserves and asbestos and environmental liabilities primarily based on actuarially determined estimates of ultimate losses and loss adjustment expenses, with the assistance of actuarial specialists.
We identified the assessment of the estimate of loss reserves and asbestos and environmental liabilities as a critical audit matter. The evaluation of the estimate of loss reserves involved a high degree of auditor judgment due to the inherent uncertainty that exists in the losses incurred but not yet reported amounts, the outcome of
Enstar Group Limited | 2021 Form 10-K                 103

coverage disputes on certain lines of business, and the significant amount of time that can lapse between the assumption of risk and ultimate payment of the claim. The evaluation of the estimate of asbestos and environmental liabilities involved a high degree of auditor judgment due to the inherent uncertainty that exists in estimating the number and potential value of claims asserted, but not yet resolved and claims not yet asserted. The key assumptions used in the estimation process for loss reserves included loss development factors, expected loss ratios, and expected trends in claim frequency and severity. The key assumptions used in the estimation process for asbestos and environmental liabilities included expected trends in claim frequency and severity. Specialized skills and knowledge were required to evaluate the actuarial methodologies and the key assumptions used to estimate loss reserves and asbestos and environmental liabilities.
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
•evaluating assumptions for loss development factors, expected loss ratios, and expected trends in claim frequency and severity used in the estimation process of loss reserves by comparing them to historical results and industry trends;
•evaluating assumptions for expected trends in claim frequency and severity used in the estimation process of asbestos and environmental liabilities by comparing them to historical results and industry trends;
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
Liability for loss and loss adjustment expenses, fair value
As discussed in Notes 1, 2(e), 9 and 12 to the consolidated financial statements, the Company used a discounted cash flow approach to estimate the liability for loss and loss adjustment expenses, fair value. The discounted cash flow approach uses estimated nominal cash flows based on a payment pattern developed in accordance with standard actuarial techniques. Nominal loss reserves include an amount determined from reported claims and an amount, based on historical loss experience and industry statistics, for losses incurred but not reported. The Company establishes nominal loss reserves primarily based on actuarially determined estimates of ultimate loss and loss adjustment expenses, with the assistance of actuarial specialists. The Company has recorded a liability for loss and loss adjustment expenses, fair value (loss reserves at fair value) of $1,989 million as of December 31, 2021.
We identified the assessment of loss reserves at fair value as a critical audit matter. The evaluation of the estimate of nominal loss reserves involved a high degree of auditor judgment due to the inherent uncertainty that exists in the losses incurred but not yet reported amounts, the outcome of coverage disputes on certain lines of business, and the significant amount of time that can lapse between the assumption of risk and ultimate payment of the claim. The key assumptions used in the estimation process included loss development factors and expected trends in claim frequency and severity. Specialized skills and knowledge were required to 1) evaluate the actuarial methodologies and certain assumptions used to estimate nominal loss reserves; and 2) evaluate the projected payout, including timing and amount of the nominal cash flows used in the fair value estimate.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to estimate nominal loss reserves. This included controls over the assumptions and actuarial methodologies used
Enstar Group Limited | 2021 Form 10-K                 104

in the 1) estimation of nominal loss reserves; and 2) the estimation of the projected payout, including timing and amount of the nominal cash flows used to develop the fair value. We involved actuarial professionals with specialized skills and knowledge, who assisted in:
•comparing the methodologies and assumptions used by the Company in estimating nominal loss reserves with generally accepted actuarial methodologies;
•comparing assumptions for loss development factors and expected trends in claim frequency and severity to historical results and industry trends;
•developing an independent actuarial estimate of nominal loss reserves for selected lines of business;
•examining the Company’s internal and independent external actuarial analyses for the remaining lines of business by 1) analyzing claims development in the current year; and 2) evaluating changes in methodologies and assumptions from the prior year;
•evaluating the Company’s overall nominal loss reserves and assessing the movement of nominal loss reserves within the Company’s range of actuarially determined reserves;
•evaluating the projected payout, including timing, and amount of the nominal cash flows used to develop the fair value, by developing an independent projected payout for selected lines of business; and
•examining the Company’s projected payout for the remaining lines of business by evaluating changes in the timing of the nominal cash flows from the prior year and evaluating changes in methodologies and assumptions from the prior year.

/s/ KPMG Audit Limited
KPMG Audit Limited
We have served as the Company’s auditor since 2012.
Hamilton, Bermuda
February 24, 2022

Enstar Group Limited | 2021 Form 10-K                 105

ENSTAR GROUP LIMITED
CONSOLIDATED BALANCE SHEETS
As of December 31, 2021 and 2020

	2021	2020
	(expressed in millions of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$6	$5
Short-term investments, available-for-sale, at fair value (amortized cost: 2021 — $34; 2020 — $264; net of allowance: 2021 — $0; 2020 — $0)	34	264
Fixed maturities, trading, at fair value	3,756	4,595
Fixed maturities, available-for-sale, at fair value (amortized cost: 2021 — $5,689; 2020 — $3,313; net of allowance: 2021 — $10; 2020 — $0)	5,652	3,395
Funds held - directly managed	3,007	1,075
Equities, at fair value (cost: 2021 — $1,831; 2020 — $799)	1,995	847
Other investments, at fair value	2,333	4,244
Equity method investments	493	832
Total investments (Note 6 and Note 12)	17,276	15,257
Cash and cash equivalents	1,646	901
Restricted cash and cash equivalents	446	472
Reinsurance balances recoverable on paid and unpaid losses (net of allowance: 2021 — $136; 2020 — $137) (Note 8)	1,085	1,568
Reinsurance balances recoverable on paid and unpaid losses, at fair value (Note 8 and Note 12)	432	521
Insurance balances recoverable (net of allowance: 2021 — $5; 2020 — $5) (Note 11)	213	250
Funds held by reinsured companies	2,340	636
Deferred charge assets	371	219
Other assets	620	1,092
Assets held-for-sale (Note 5)	—	711
TOTAL ASSETS	$24,429	$21,627
LIABILITIES
Losses and loss adjustment expenses (Note 9)	$11,269	$8,140
Losses and loss adjustment expenses, at fair value (Note 9 and Note 12)	1,989	2,453
Future policyholder benefits (Note 10)	1,502	—
Defendant asbestos and environmental liabilities (Note 11)	638	706
Insurance and reinsurance balances payable	254	475
Debt obligations (Note 16)	1,691	1,373
Other liabilities	581	943
Liabilities held-for-sale (Note 5)	—	484
TOTAL LIABILITIES	17,924	14,574
COMMITMENTS AND CONTINGENCIES (Note 24)
REDEEMABLE NONCONTROLLING INTEREST (Note 17)	179	365
SHAREHOLDERS’ EQUITY (Note 18)
Ordinary Shares (par value $1 each, issued and outstanding 2021: 18,223,574; 2020: 22,085,232):
Voting Ordinary Shares (issued and outstanding 2021: 16,625,862; 2020: 18,575,550)	17	19
Non-voting convertible ordinary Series C Shares (issued and outstanding 2021: 1,192,941; 2020: 2,599,672)	1	3
Non-voting convertible ordinary Series E Shares (issued and outstanding 2021: 404,771 and 2020: 910,010)	—	1
Preferred Shares:
Series C Preferred Shares (issued and held in treasury 2021 and 2020: 388,571)	—	—
Series D Preferred Shares (issued and outstanding 2021 and 2020: 16,000; liquidation preference $400)	400	400
Series E Preferred Shares (issued and outstanding 2021 and 2020: 4,400; liquidation preference $110)	110	110
Treasury shares, at cost (Series C Preferred Shares 2021 and 2020: 388,571)	(422)	(422)
Joint Share Ownership Plan (voting ordinary shares, held in trust 2021 and 2020: 565,630)	(1)	(1)
Additional paid-in capital	922	1,836
Accumulated other comprehensive (loss) income	(16)	81
Retained earnings	5,085	4,647
Total Enstar Shareholders’ Equity	6,096	6,674
Noncontrolling interest (Note 17)	230	14
TOTAL SHAREHOLDERS’ EQUITY	6,326	6,688
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	$24,429	$21,627
See accompanying notes to the consolidated financial statements
Enstar Group Limited | 2021 Form 10-K                 106

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
	(expressed in millions of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$245	$572	$804
Net investment income	312	303	308
Net realized (losses) gains	(61)	19	5
Net unrealized gains	178	1,623	1,007
Other income	42	140	66
Net gain on purchase and sales of subsidiaries	73	3	—
	789	2,660	2,190
EXPENSES
Net incurred losses and loss adjustment expenses
Current Period	172	405	580
Prior Period	(283)	11	34
Total net incurred losses and loss adjustment expenses	(111)	416	614
Policyholder benefit expenses	(3)	—	—
Acquisition costs	57	171	241
General and administrative expenses	367	502	413
Interest expense	69	59	53
Net foreign exchange (gains) losses	(12)	16	(8)
	367	1,164	1,313
EARNINGS BEFORE INCOME TAXES	422	1,496	877
Income tax expense	(27)	(24)	(12)
Earnings from equity method investments	93	239	56
NET EARNINGS FROM CONTINUING OPERATIONS	488	1,711	921
Net earnings from discontinued operations, net of income taxes	—	16	7
NET EARNINGS	488	1,727	928
Net (earnings) loss attributable to noncontrolling interest	(15)	28	10
NET EARNINGS ATTRIBUTABLE TO ENSTAR	473	1,755	938
Dividends on preferred shares	(36)	(36)	(36)
NET EARNINGS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$437	$1,719	$902

Earnings per ordinary share attributable to Enstar:
Basic:
Net earnings from continuing operations	$22.05	$79.43	$41.80
Net earnings from discontinued operations	—	0.35	0.20
Net earnings per ordinary share	$22.05	$79.78	$42.00
Diluted:
Net earnings from continuing operations	$21.71	$78.45	$41.23
Net earnings from discontinued operations	—	0.35	0.20
Net earnings per ordinary share	$21.71	$78.80	$41.43
Weighted average ordinary shares outstanding:
Basic	19,821,259	21,551,408	21,482,617
Diluted	20,127,131	21,818,294	21,775,066
See accompanying notes to the consolidated financial statements
Enstar Group Limited | 2021 Form 10-K                 107

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
	(expressed in millions of U.S. dollars)

NET EARNINGS	$488	$1,727	$928

Other comprehensive (loss) income, net of income taxes:
Unrealized (losses) gains on fixed income available-for-sale investments arising during the year	(106)	105	3
Reclassification adjustment for change in allowance for credit losses recognized in net earnings	10	(1)	—
Reclassification adjustment for net realized gains included in net earnings	(6)	(18)	(4)
Reclassification to earnings on disposal of subsidiary	—	(12)	—
Unrealized (losses) gains arising during the year, net of reclassification adjustments	(102)	74	(1)
Change in currency translation adjustment	2	(2)	(2)
Decrease in defined benefit pension liability	2	1	—
Total other comprehensive (loss) income	(98)	73	(3)

Comprehensive income	390	1,800	925
Comprehensive (income) loss attributable to noncontrolling interest	(15)	28	10
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR	$375	$1,828	$935
See accompanying notes to the consolidated financial statements

Enstar Group Limited | 2021 Form 10-K                 108

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
	(expressed in millions of U.S. dollars)
Share Capital — Voting Ordinary Shares
Balance, beginning of year	$19	$18	$18
Issue of shares	—	1	—
Shares repurchased	(2)	—	—
Balance, end of year	$17	$19	$18
Share Capital — Non-Voting Convertible Ordinary Series C Shares
Balance, beginning of year	$3	$3	$3
Shares repurchased	(2)	—	—
Balance, end of year	$1	$3	$3
Share Capital — Non-Voting Convertible Ordinary Series E Shares
Balance, beginning of year	$1	$1	$1
Shares repurchased	(1)	—	—
Balance, end of year	$—	$1	$1
Share Capital - Series C Convertible Participating Non-Voting Preferred Shares
Balance, beginning and end of year	$—	$—	$—
Share Capital - Series D Preferred Shares
Balance, beginning and end of year	$400	$400	$400
Share Capital - Series E Preferred Shares
Balance, beginning and end of year	$110	$110	$110
Treasury Shares (Series C Preferred Shares)
Balance, beginning and end of year	$(422)	$(422)	$(422)
Joint Share Ownership Plan — Voting Ordinary Shares, Held in Trust
Balance, beginning of year	$(1)	$—	$—
Issue of shares	—	(1)	—
Balance, end of year	$(1)	$(1)	$—
Additional Paid-in Capital
Balance, beginning of year	$1,836	$1,837	$1,805
(Repurchase) issue of voting ordinary shares	(3)	(1)	1
Shares repurchased	(937)	(26)	—
Amortization of share-based compensation	26	26	31
Balance, end of year	$922	$1,836	$1,837
Accumulated Other Comprehensive Income
Balance, beginning of year	$81	$7	$10
Cumulative currency translation adjustment
Balance, beginning of year	8	9	11
Change in currency translation adjustment	1	(1)	(2)
Balance, end of year	9	8	9
Defined benefit pension liability
Balance, beginning of year	—	(1)	(1)
Decrease in defined benefit pension liability	2	1	—
Balance, end of year	2	—	(1)
Unrealized (losses) gains on available-for-sale investments
Balance, beginning of year	73	(1)	—
Change in unrealized (losses) gains on available-for-sale investments	(100)	74	(1)
Balance, end of year	(27)	73	(1)
Balance, end of year	$(16)	$81	$7
Retained Earnings
Balance, beginning of year	$4,647	$2,888	$1,977
Net earnings	488	1,727	928
Net (earnings) loss attributable to noncontrolling interest	(15)	28	10
Dividends on preferred shares	(36)	(36)	(36)
Change in redemption value of redeemable noncontrolling interests	1	46	9
Cumulative effect of change in accounting principle	—	(6)	—
Balance, end of year	$5,085	$4,647	$2,888
Noncontrolling Interest (excludes redeemable noncontrolling interests)
Balance, beginning of year	$14	$14	$12
Increase due to acquisition	219	—	—
Dividends paid	(1)	—	—
Net (loss) earnings attributable to noncontrolling interest	(1)	—	2
Net movement in unrealized holding losses on investments	(1)	—	—
Balance, end of year	$230	$14	$14
 See accompanying notes to the consolidated financial statements
Enstar Group Limited | 2021 Form 10-K                 109

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
	(expressed in millions of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings	$488	$1,727	$928
Net earnings from discontinued operations, net of income taxes	—	(16)	(7)
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Realized losses (gains) on sale of investments	61	(19)	(5)
Unrealized gains on investments	(178)	(1,623)	(1,007)
Depreciation and other amortization	74	59	35
Earnings from equity method investments	(93)	(239)	(56)
Sales and maturities of trading securities	6,175	3,792	5,362
Purchases of trading securities	(3,064)	(2,139)	(4,405)
Payments to cover securities sold short	(1,156)	—	—
Proceeds from securities sold short	534	—	—
Net payments for derivative contracts	(94)	—	—
Net gain on purchase and sales of subsidiaries	(73)	(3)	—
Other	30	26	34
Changes in:
Reinsurance balances recoverable on paid and unpaid losses	248	52	(316)
Funds held by reinsured companies	(1,491)	(192)	(68)
Losses and loss adjustment expenses	1,870	1,003	821
Defendant asbestos and environmental liabilities	(68)	(141)	(18)
Insurance and reinsurance balances payable	(300)	87	51
Premiums receivable	324	23	204
Other operating assets and liabilities	514	389	(129)
Net cash flows provided by operating activities	3,801	2,786	1,424
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	$(206)	$—	$172
Sales of subsidiaries, net of cash sold	(214)	(14)	—
Sales and maturities of available-for-sale securities	3,085	2,260	336
Purchase of available-for-sale securities	(5,233)	(4,181)	(1,827)
Purchase of other investments	(910)	(975)	(794)
Proceeds from other investments	330	595	582
Other investing activities	1	(20)	(72)
Consolidation of the InRe Fund opening cash and restricted cash balances (Note 13)	574	—	—
Net cash flows used in investing activities	(2,573)	(2,335)	(1,603)
FINANCING ACTIVITIES:
Dividends on preferred shares	$(36)	$(36)	$(36)
Contribution by redeemable noncontrolling interest	—	—	13
Contribution of capital to discontinued operations	—	—	(45)
Dividends paid to noncontrolling interest	(1)	—	(12)
Repurchase of shares	(942)	(26)	—
Receipt of loans	816	859	1,071
Repayment of loans	(574)	(679)	(743)
Net cash flows (used in) provided by financing activities	(737)	118	248
DISCONTINUED OPERATIONS CASH FLOWS:
Net cash flows provided by operating activities	—	108	339
Enstar Group Limited | 2021 Form 10-K                 110

Net cash flows used in investing activities	—	(130)	(380)
Net cash flows provided by financing activities	—	—	45
Net cash flows from discontinued operations	—	(22)	4
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4	(6)	—
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	495	541	73
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	1,373	971	902
NET CHANGE IN CASH OF BUSINESSES HELD-FOR-SALE	224	(139)	(4)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$2,092	$1,373	$971

Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$10	$25	$5
Interest paid	$64	$51	$49

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$1,646	$901	$624
Restricted cash and cash equivalents	446	472	347
Cash, cash equivalents and restricted cash	$2,092	$1,373	$971

In addition to the cash flows presented above, for the year ended December 31, 2021 our non-cash financing activities included distributions to redeemable noncontrolling interest ("RNCI") totaling $202 million, an increase in noncontrolling interest of $219 million due to the acquisition of a subsidiary, the issuance of 89,590 shares following the exercise of 175,901 warrants on a non-cash basis, and a third-party capital withdrawal from the InRe Fund totaling $61 million which was funded through the transfer of a trading security. For the year ended December 31, 2021 our non-cash investing activities included: the removal of an equity method investment of $412 million relating to the acquisition of a subsidiary, the receipt of other investments as consideration totaling $52 million; and contributions of $481 million to other investments, fully funded through the redemption of other investments totaling $381 million and a $100 million reduction in investment fees. In addition to the cash flows presented above, our non-cash investing activities for the year ended December 31, 2020 included $235 million relating to the purchase of equity method investments which was satisfied through the sale of a subsidiary. Refer to Note 5, Note 17 and Note 22.
See accompanying notes to the consolidated financial statements
Enstar Group Limited | 2021 Form 10-K                 111

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020 and 2019
1. BASIS OF PRESENTATION

Enstar Group Limited ("Enstar") is a leading global (re)insurance group that offers innovative capital release solutions through its network of group companies in Bermuda, the United States, the United Kingdom, Continental Europe and Australia. Our core focus is acquiring and managing (re)insurance companies and portfolios of (re)insurance business in run-off.
Our voting ordinary shares are listed on the NASDAQ Global Select Market under the ticker symbol "ESGR". Unless the context indicates otherwise, the terms "Enstar," "we," "us" or "our" mean Enstar Group Limited and its consolidated subsidiaries and the term "Parent Company" means Enstar Group Limited and not any of its consolidated subsidiaries.
Our majority owned subsidiary, Enhanzed Reinsurance, Ltd. ("Enhanzed Re"), is included in the consolidated financial statements reported on a one quarter lag. The effect on our consolidated financial condition and results of operations of all material events occurring at Enhanzed Re through December 31, 2021 has been considered for adjustment and/or disclosure.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). All intercompany accounts and transactions have been eliminated. Certain comparative information has been reclassified to conform to the current presentation.
Use of Estimates, Risks and Uncertainties
The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
The estimation of unpaid claim liabilities at any given point in time is subject to a high degree of uncertainty for a number of reasons. A significant amount of time can lapse between the assumption of risk, the occurrence of a loss event, the reporting of the event to an (re)insurance company and the ultimate payment of the claim on the loss event. Certain estimates for unpaid claim liabilities involve considerable uncertainty due to significant coverage litigation and it can be unclear whether past claim experience will be representative of future claim experience.
We expect that uncertainty and volatility in financial markets relating to the COVID-19 pandemic will continue to impact the value of our investments. The scope, duration and magnitude of the direct and indirect effects of the COVID-19 pandemic are changing rapidly and are difficult to anticipate.
We are subject to economic factors such as interest rates, inflation, foreign exchange rates, adverse reserve developments, regulation, tax policy changes, political risks and other market risks that can impact our strategy, operations, and results.
Enstar Group Limited | 2021 Form 10-K                 112

Item 8 | Notes to Consolidated Financial Statements | Note 2. Significant Accounting Policies

2. SIGNIFICANT ACCOUNTING POLICIES

(a) Retroactive Reinsurance Contracts
Retroactive reinsurance contracts provide indemnification for losses and loss adjustment expenses ("LAE") with respect to past loss events. We do not record any income or expense on recognition of the contracts assets and liabilities. Any subsequent remeasurement of the value of liabilities is recorded to net incurred losses and LAE within the consolidated statements of earnings.
(b) Deferred Charge Assets
If, at the inception of a retroactive reinsurance contract, the estimated liabilities for losses and LAE exceed the premiums received, a deferred charge asset (“DCA”) is recorded for this difference.
The premium consideration that we charge the ceding companies under retroactive reinsurance contracts may be lower than our estimate of losses and LAE liabilities as these liabilities may not be settled for many years. Our contractual counterparties (cedants) settle the premium consideration upon inception of the contract and we invest the premium received over an extended period of time, thereby generating investment income. As a result, we expect to generate profits from these retroactive reinsurance contracts when taking into account the premium received and expected investment income, less contractual obligations and expenses.
DCAs are amortized over the estimated claim payment period of the related contract with the periodic amortization reflected in earnings as a component of losses and LAE. The amortization of DCAs is adjusted at each reporting period to reflect new estimates of the amount and timing of remaining loss and LAE payments.
Changes in the estimated liability amount and the expected timing of related payments of unpaid losses may result in a subsequent remeasurement of the DCAs and the amount of periodic amortization. Any change in ultimate losses on the contracts with a recognized DCA will result in the recognition of an adjustment to the DCA, as if the adjusted reserves had existed upon inception of the contract.
When liabilities for losses and LAE are extinguished through commutations and policy buybacks, they are removed from our estimates for the remaining loss and LAE payments, and this will generally result in an acceleration of the amortization of the DCAs.
DCAs are assessed at each reporting period for impairment and if the asset is determined to be impaired, then it is written down in the period in which the determination is made with that write down reflected in earnings as a component of net incurred losses and LAE.
For each reinsurance contact where a DCA has been recorded we assess for impairment by determining the rate of return that we are required to earn on the invested assets to ensure that all cashflows arising from the assumed liabilities are met in full over the projected remaining payout period. This required rate of return is compared against the modeled rate of return, the weighted average portfolio yield and the actual annualized rate of return in order to identify indicators that would lead us to record an impairment of the DCA.
For the year ended December 31, 2021, we completed our assessment for impairment of DCA and concluded that there had been no impairment of our carried DCA balances.
(c) Short-duration Insurance Contracts
Premiums written
Premiums written related to prospective risk policies are earned on a pro-rata basis over the period of the related coverage. Reinsurance premiums on prospective risks are recorded at the inception of the policy, are based upon contractual terms and, for certain business, are estimated based on underlying contracts or from information provided by insureds and/or brokers.
Changes in reinsurance premium estimates for prospective risks are recorded as premiums written in the period in which they are determined.
Certain contracts are retrospectively rated and provide for a final adjustment to the premium based on the final settlement of all losses. Premiums on such contracts are adjusted based upon contractual terms, and management judgment is involved with respect to the estimate of the amount of losses that we expect to incur. These
Enstar Group Limited | 2021 Form 10-K                 113

Item 8 | Notes to Consolidated Financial Statements | Note 2. Significant Accounting Policies

adjustments to the premium are recognized at the time loss thresholds specified in the contract are exceeded and are earned over the coverage period, or are earned immediately if the period of risk coverage has passed.
Unearned Premium Reserves and Premiums Receivable
Unearned premium reserves, included within other liabilities on the consolidated balance sheets, represent the unexpired portion of policy premiums. For retrospectively rated contracts as well as those contracts whose written premium amounts are recorded based on premium estimates at inception, changes to accrued premiums arising from changes to these estimates are reflected as changes in premium balances receivable where appropriate.
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
(d) Acquisition Costs
Acquisition costs, consisting principally of incremental costs including, commissions and brokerage expenses and certain premium taxes and fees incurred at the time a contract or policy is issued and which are directly related to the successful efforts of acquiring new insurance contracts or renewing existing insurance contracts, are deferred and amortized over the period in which the related premiums are earned.
Deferred acquisition costs (“DAC”), included within other assets on the consolidated balance sheets, are limited to their estimated realizable value by line of business based on the related unearned premiums, anticipated claims and claim expenses and anticipated investment income.
A premium deficiency occurs if the sum of anticipated losses and LAE exceed unearned premiums, DAC and anticipated investment income. A premium deficiency is initially recognized by charging any DAC to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds the DAC, then a liability is accrued for the excess deficiency.
(e) Losses and LAE
The liability for losses and LAE includes reserves for unpaid reported losses and losses incurred but not reported ("IBNR").
We establish reserves for unpaid reported losses and LAE based on reports from brokers, ceding companies and insureds and these represent the estimated ultimate cost of events or conditions that have been reported to or specifically identified by us.
The reserves for IBNR losses are established by us based on actuarially determined estimates of ultimate losses and LAE. Inherent in the estimate of ultimate losses and LAE are expected trends in claim severity and frequency, historical loss experience, industry statistics and other factors which may vary significantly as claims are settled.
These estimates are reviewed regularly and are subject to the impact of future changes in the factors noted above as well as economic conditions including the impact of inflation, legal and judicial developments, and medical cost trends.
Any subsequent remeasurement of our reserves will be recorded in earnings in the period in which they become known and reflected as part of the net increase or reduction in the estimates of ultimate losses included within net incurred losses and LAE in the consolidated statements of earnings.
Prior period development ("PPD") arises from changes to loss estimates recognized in the current calendar year that relate to loss reserves established in previous calendar years.
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
Enstar Group Limited | 2021 Form 10-K                 114

Item 8 | Notes to Consolidated Financial Statements | Note 2. Significant Accounting Policies

further losses which can be beneficial to us as they legally extinguish liabilities in full, reducing the potential for future adverse loss development and future claims handling costs.
Commutations of acquired companies’ exposures have the effect of accelerating the payout of claims compared to the probability-weighted ranges of actuarially projected cash flows that we applied when estimating the fair values of assets and liabilities at the time of acquisition.
Commutations are only executed directly with (re)insureds and any changes in ultimate losses are recognized upon the execution of a commutation or policy buyback with the (re)insured.
Any material acceleration of payout together with the impact of any material loss reserve savings in any period will also accelerate the amortization of any associated fair value adjustments or DCAs in that period.
Our (re)insurance subsidiaries also establish provisions for unallocated loss adjustment expenses ("ULAE") for LAE relating to run-off costs for the estimated duration of the run-off, such as internal claim management or associated operational support costs, which are included in the liability for losses and LAE. These provisions are assessed at each reporting date, and provisions relating to future periods are adjusted to reflect any changes in estimates of the periodic run-off costs or the duration of the run-off, including the impact of any acceleration of the run-off period that may be caused by commutations. Provisions relating to the current period together with any adjustment to future run-off provisions are included in net incurred losses and LAE in the consolidated statements of earnings.
Fair Value Option
We have elected to apply the fair value option for certain reinsurance contracts including, loss portfolio transfers ("LPTs") and reinsurance to close ("RITC") transactions. This is an irrevocable election that applies to all balances under the reinsurance contract, including funds held assets, reinsurance balances recoverable on paid and unpaid losses, and the liability for losses and LAE.
We use an internal model to calculate the fair value of the liability for losses and LAE and the reinsurance balances recoverable on paid and unpaid losses. The nominal amounts related to the funds held assets, reinsurance balances recoverable on paid and unpaid losses, and the liability for losses and LAE, are inputs in our internal model. These liabilities are included in losses and LAE, at fair value on the consolidated balance sheets, and the changes in the liability are included in net incurred losses and LAE on the consolidated statements of earnings.
(f) Future Policyholder Benefits
Our life reinsurance contracts include traditional single payment premium immediate annuities, life contingent deferred annuities, and whole life reversion annuity policies all possessing significant mortality risk in the form of longevity risk.
Future policyholder benefit provisions are established based on the present value of anticipated future cash flows, which includes judgments over estimates of mortality rates, investment yields, policy expenses, and other assumptions by reference to cedants' historical data, regional mortality tables, industry standards, and other available information sources as may be reasonably available. These estimates include provisions for adverse deviation.
These assumptions are locked in at contract inception or assumption and are only unlocked and modified if it is deemed that the provision for future policyholder benefits are insufficient. The actual versus anticipated experience of the assumptions are reviewed periodically. The effects of changes in assumptions are recorded to the consolidated statements of earnings as adjustments in the period in which the assumptions are unlocked and changes are made.
The consideration received for life reinsurance contracts is calculated as the fair value of the assets received net of commissions, brokerage, or fronting fees.
(g) Defendant Asbestos and Environmental Liabilities
Defendant asbestos and environmental liabilities ("defendant A&E liabilities") on our consolidated balance sheets include amounts for indemnity and defense costs for pending and future asbestos-related claims, determined using standard actuarial techniques for asbestos-related exposures.
Enstar Group Limited | 2021 Form 10-K                 115

Item 8 | Notes to Consolidated Financial Statements | Note 2. Significant Accounting Policies

Defendant A&E liabilities also include amounts for environmental liabilities, associated with the acquired companies' properties, relating to estimated clean-up costs associated with the acquired companies' former operations based on engineering reports.
Changes to our estimate of these liabilities are recorded to other income (expense) within the consolidated statements of earnings in the period that our estimate is revised.
(h) Reinsurance Balances Recoverable on Paid and Unpaid Losses
Amounts recoverable from reinsurers are estimated in a manner consistent with the underlying liability for losses and LAE. We report our reinsurance balances recoverable on paid and unpaid losses net of an allowance for estimated uncollectible amounts.
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
To determine the allowance for estimated uncollectible reinsurance, we use the probability of default ("PD") and loss given default ("LGD") methodology whereby each reinsurer is allocated an appropriate PD percentage based on the expected payout duration by portfolio. This PD percentage is then multiplied by an appropriate LGD percentage to arrive at an overall credit allowance percentage which is then applied to the reinsurance balance recoverable for each reinsurer, net of any specific bad debt provisions, collateral or other contract related offsets, to arrive at the overall allowance for estimated uncollectible reinsurance by reinsurer.
Amounts deemed to be uncollectible, including amounts due from known insolvent reinsurers, are written off against the allowance.
Changes in the allowance, as well as any subsequent collections of amounts previously written off, are reported as part of the net incurred losses and LAE in our consolidated statements of earnings.
On an ongoing basis, we also evaluate and monitor the credit risk of our reinsurers, including those under voluntary schemes of arrangement, to minimize our exposure to significant losses from potential insolvencies.
(i) Insurance Balances Recoverable
Amounts billed to and due from insurers providing coverage for our defendant A&E liabilities are calculated in accordance with the terms of the individual insurance contracts.
On an ongoing basis, we evaluate and monitor the credit risk related to our insurers and an allowance for estimated uncollectible insurance balances recoverable on our defendant A&E liabilities ("allowance for estimated uncollectible insurance") is established for amounts considered potentially uncollectible. To determine the allowance for estimated uncollectible insurance, we use the inputs and methodologies as described in (h) Reinsurance Balances Recoverable on Paid and Unpaid Losses above.
Amounts deemed to be uncollectible, including amounts due from known insolvent insurers, are written off against the allowance.
Changes in the allowance, as well as any subsequent collections of amounts previously written off, are reported as part of other income (expense) in our consolidated statements of earnings.
(j) Investments, Cash and Cash Equivalents
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
Enstar Group Limited | 2021 Form 10-K                 116

Item 8 | Notes to Consolidated Financial Statements | Note 2. Significant Accounting Policies

Short-term and fixed maturity investments classified as trading are carried at fair value, with realized and unrealized gains and losses included in net earnings and reported as net realized and unrealized gains and losses, respectively.
Short-term and fixed maturity investments classified as available-for-sale ("AFS") are carried at fair value, with unrealized gains and losses excluded from net earnings and reported as a separate component of accumulated other comprehensive income (loss) ("AOCI"). Realized gains and losses on sales of investments classified as AFS are recognized in the consolidated statements of earnings.
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
Allowance for Credit Losses
We perform a detailed analysis every reporting period to identify any credit losses on our investment portfolios not measured at fair value through net earnings. Credit losses on our AFS fixed maturity securities are recognized through an allowance account which is deducted from the amortized cost basis of the security, with the net carrying value of the security presented on the consolidated balance sheet at the amount expected to be collected.
To calculate the amount of the credit loss, we compare the present value of the expected future cash flows with the amortized cost basis of the AFS fixed maturity security, with the amount of the credit loss recognized being limited to the excess of the amortized cost basis over the fair value of the AFS fixed maturity security, effectively creating a “fair value floor”.
For our AFS fixed maturity securities that we do not intend to sell or for which it is more likely than not that we will not be required to sell before an anticipated recovery in value, we separate the credit loss component of any unrealized losses from the amount related to all other factors and record the credit loss component in net realized investment gains (losses) in our consolidated statements of earnings. The unrealized losses related to non-credit factors is recorded in other comprehensive income. The allowance for credit losses account is adjusted for any additional credit losses, write-offs and subsequent recoveries and is reflected in earnings.
For our AFS fixed maturity securities where we record a credit loss, a determination is made as to the cause of the credit loss and whether we expect a recovery in the fair value of the security. For our AFS fixed maturity securities where we expect a recovery in fair value, the constant effective yield method is utilized, and the investment is amortized to par.
For our AFS fixed maturity securities that we intend to sell or for which it is more likely than not that we will be required to sell before an anticipated recovery in fair value, the full amount of the unrealized loss is included in net realized investment gains (losses). The new cost basis of the investment is the previous amortized cost basis less the credit loss recognized in net realized investment gains (losses). The new cost basis is not adjusted for any subsequent recoveries in fair value.
Our allowance for credit losses is derived based on various data sources, multiple key inputs and forecast scenarios. These include default rates specific to the individual security, vintage of the security, geography of the issuer of the security, industry analyst reports, credit ratings and consensus economic forecasts.
To determine the credit losses on our AFS securities, we use the PD and LGD methodology through a third-party proprietary tool which calculates the expected credit losses based on a discounted cash flow method. The tool uses effective interest rates to discount the expected cash flows associated with each AFS security to determine its fair value, which is then compared with its amortized cost basis to derive the credit loss on the security.
The methodology and inputs used to determine the credit loss by security type are as follows:
•Corporate and government securities: Expected cashflows are derived that are specific to each security. The PD is based on a quantitative model that converts agency ratings to term structures that vary by country, industry and the state of the credit cycle. This is used along with macroeconomic forecasts to produce scenario
Enstar Group Limited | 2021 Form 10-K                 117

Item 8 | Notes to Consolidated Financial Statements | Note 2. Significant Accounting Policies

conditioned PDs. The LGD is based on default studies provided by a third party which we use along with macroeconomic forecasts to produce scenario conditioned LGDs.
•Municipal securities: Expected cash flows are derived that are specific to each security. The PD model produces scenario conditioned PD output over the lifetime of the municipal security. These PDs are based on key macroeconomic and instrument specific risk factors. The LGD is derived based on a model which uses assumptions specific to the municipal securities.
For corporate, government and municipal securities, we use an explicit reversion and a three year forecast period, which we consider to be a reasonable duration during which an economic forecast could continue to be reliable.
•Asset-backed, commercial and residential mortgaged-backed securities: Expected cash flows are derived that are specific to each security. The PD and LGD for each security is based on a quantitative model that generates scenario conditioned PD and LGD term structures based on the underlying collateral type, waterfall and other trustee information. This model also considers prepayments. For these security types, there is no explicit reversion and the forecasts are deemed reasonable and supportable over the life of the portfolio.
We report the investment income accrued on our AFS fixed maturity securities within other assets and therefore separately from the underlying AFS fixed maturity securities. Due to the short-term period during which accrued investment income remains unpaid, which is typically six months or less since the coupon on our debt securities is paid semi-annually or more frequently, we elected not to establish an allowance for credit losses on our accrued investment income balances. Accrued investment income is written off through net realized investment gains (losses) at the time the issuer of the debt security defaults or is expected to default on payments.
Uncollectible fixed maturity securities are written off when we determine that no additional payments of principal or interest will be received.
Equities
We hold investments in publicly traded equities, exchange-traded funds and privately held equities. Our equity investments are carried at fair value with realized and unrealized gains and losses included in net earnings and recorded as net realized and unrealized gains and losses, respectively.
Other investments, at fair value
Other investments include investments in limited partnerships and limited liability companies (collectively "private equity funds") and hedge funds, fixed income funds, equity funds, private credit funds, real estate funds, collateralized loan obligation ("CLO") equities and CLO equity funds that carry their investments at fair value and CLO equities.
We have elected the fair value option for certain of our other investments that would otherwise be accounted for as an equity method investment. The primary reason for electing the fair value option is because we believe this measurement basis is consistent with the applicable accounting guidance used by the investment funds themselves.
Our other investments are stated at fair value, which ordinarily will be the most recently reported net asset value ("NAV") as advised by the fund manager or administrator. The NAV is based on the fund manager's or administrator's valuation of the underlying holdings in accordance with the fund's governing documents. Many of our fund investments publish NAVs on a daily basis and provide daily liquidity while others report on a monthly or quarterly basis. Unrealized gains and losses on other investments are included in net earnings and reported as net unrealized gains and losses.
Equity method investments
Investments that we do not consolidate but in which we have significant influence over the operating and financial policies of the investee are classified as equity method investments and are accounted for using the equity method of accounting unless we have elected the fair value option.
In applying the equity method of accounting, investments are initially recorded at cost and are subsequently adjusted based on the Company's proportionate share of net income or loss of the investee, net of any distributions received from the investee.
Enstar Group Limited | 2021 Form 10-K                 118

Item 8 | Notes to Consolidated Financial Statements | Note 2. Significant Accounting Policies

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
(k) Variable interest entities
We have investments in certain limited partnership funds which are deemed to be variable interest entities (“VIEs”) and which are included in other investments at the reported NAV.
Determining whether to consolidate a VIE may require judgment in assessing (i) whether an entity is a VIE, and (ii) if we are the entity’s primary beneficiary and thus required to consolidate the entity. To determine if we are the primary beneficiary of a VIE, we evaluate whether we have (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.
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
(l) Funds Held
Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to us. The funds balance is credited with investment income and losses paid are deducted.
Funds held are shown under two categories on the consolidated balance sheets, funds held where we receive the underlying portfolio economics are shown as "Funds held - directly managed", and funds held where we receive a fixed crediting rate are shown as "Funds held by reinsured companies".
Funds held by reinsured companies are carried at cost.
Funds held - directly managed, are carried at fair value, either because we elected the fair value option at the inception of the reinsurance contract, or because it represents the aggregate of funds held at cost and the value of an embedded derivative. The embedded derivative relates to our contractual right to receive the return on the underlying investment portfolio supporting the reinsurance contract. We include the estimated fair value of these embedded derivatives in the consolidated balance sheets with the host contract in order to reflect the expected settlement of these features with the host contract.
The investment returns on both categories of funds held are recognized in net investment income and net realized and unrealized gains (losses), respectively. The change in the fair value of the embedded derivative is included in net unrealized gains (losses).
(m) Foreign Exchange
Our reporting currency is the U.S. dollar. Assets and liabilities of certain of our subsidiaries and equity method investees whose functional currency is not the U.S. dollar are translated at period end exchange rates. Revenues and expenses of such foreign entities are translated at average exchange rates during the year. The effect of the currency translation adjustments for these foreign entities is included in AOCI.
Other foreign currency assets and liabilities that are considered monetary items are translated at exchange rates in effect at the balance sheet date. Foreign currency revenues and expenses are translated either at transaction date exchange rates or using an appropriately weighted average exchange rate for the reporting period. These exchange gains and losses are recognized in net earnings.
(n) Share-based Compensation
We primarily use three types of share-based compensation arrangements: (i) restricted shares, restricted share units and performance share units ("PSUs"), (ii) joint share ownership program ("JSOP"), and (iii) shares issued
Enstar Group Limited | 2021 Form 10-K                 119

Item 8 | Notes to Consolidated Financial Statements | Note 2. Significant Accounting Policies

under our employee share purchase plans. Our share-based compensation awards qualify for equity classification. We issue new shares once the awards have vested.
For equity-classified awards, the fair value of the compensation cost is measured at the grant date and is expensed over the service period of the award within general and administrative expenses in the consolidated statements of earnings. Expenses for the PSU awards are adjusted for changes in the performance multiplier on the award. We recognize forfeitures as they occur.
(o) Derivative Instruments
We use derivative instruments in our risk management strategies and investment operations. Derivatives, with the exception of embedded derivatives, are recorded on a trade-date basis and carried at fair value within other assets or other liabilities in the consolidated balance sheets.
Embedded derivatives are generally presented with the host contract in the consolidated balance sheets. The corresponding host contract is accounted for according to the accounting guidance applicable for that instrument. Our convertible bond portfolio, recorded within fixed maturities, trading and AFS on the consolidated balance sheets, and certain of our funds held arrangements (as described above) contain embedded derivatives.
Changes in the fair value as well as realized gains or losses on derivative instruments are recognized in net earnings if they are not designated as qualifying hedging instruments or if the criteria for establishing a perfectly effective designated hedging relationship for our net investment hedges has not been met. However, if a designated net investment hedge is deemed to be perfectly effective, then we recognize the changes in the fair value of the underlying hedging instrument in AOCI until the application of hedge accounting is discontinued. Any cumulative gains or losses arising on designated net investment hedges are deferred in AOCI until the cumulative translation adjustment from the underlying hedged net investment is recognized in net earnings due to a disposal, deconsolidation or substantial liquidation.
(p) Income Taxes
Certain of our subsidiaries and branches operate in jurisdictions where they are subject to taxation. Current and deferred tax expense or benefit is allocated to net earnings (loss), or, in certain cases, to discontinued operations or other comprehensive income (loss). Current tax is recognized and measured using enacted tax laws and rates applicable in the relevant jurisdiction in the period in which the income tax is accrued or realized. Deferred taxes are provided for temporary differences between the carrying amount of assets and liabilities used in the financial statements and the tax basis used in the various jurisdictional tax returns. When our assessment indicates that all or some portion of deferred tax assets will not be realized, a valuation allowance is recorded against the deferred tax assets to reduce the assets to an amount more likely than not to be realized.
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
(q) Earnings Per Share
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
(r) Acquisitions and Goodwill
The acquisition method is used to account for all business acquisitions. This method requires that we record the acquired assets and liabilities at their estimated fair value. The fair values of each of the acquired reinsurance
Enstar Group Limited | 2021 Form 10-K                 120

Item 8 | Notes to Consolidated Financial Statements | Note 2. Significant Accounting Policies

assets and liabilities are derived from probability-weighted ranges of the associated projected cash flows, based on actuarially prepared information and our run-off strategy.
Our run-off strategy is expected to be different from the seller's, who generally do not specialize in running off (re)insurance liabilities.
The key assumptions used by us in the valuation of acquired companies are (i) the projected payout, timing and amount of claims liabilities; (ii) the related projected timing and amount of reinsurance collections; (iii) an appropriate discount rate, which is applied to determine the present value of the future cash flows; (iv) the estimated unallocated LAE to be incurred over the life of the run-off; (v) the impact of any accelerated run-off strategy; and (vi) an appropriate risk margin.
The difference between the nominal carrying values of the acquired reinsurance liabilities and assets as of the acquisition date and their fair value is recorded as a fair value adjustment ("FVA") on the consolidated balance sheet. The FVA is amortized over the estimated payout period of the acquired outstanding losses and LAE and reinsurance balances recoverable. We carry unamortized FVA balances on the following consolidated balance sheet captions: losses and loss adjustment expenses, defendant asbestos and environmental liabilities, debt obligations and reinsurance balances recoverable on paid and unpaid losses.
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
(s) Redeemable Noncontrolling Interest
In connection with historical acquisitions, noncontrolling interests continue to hold shares in certain of our subsidiaries. These shares provide certain redemption rights to the holders, which may be settled in our own shares or cash or a combination of cash and shares, at our option.
Redeemable noncontrolling interests with redemption features that are not solely within our control are classified within temporary equity in the consolidated balance sheets and carried at their redemption value, which is fair value. Any change in the fair value is recognized through retained earnings as if the balance sheet date was also the redemption date.
(t) Held-for-sale Business and Discontinued Operations
We report a business as held-for-sale when certain criteria are met, which include (i) management has either approved the sale or is in the process of obtaining approval to sell the business and is committed to a formal plan to sell the business, (ii) the business is available for immediate sale in its present condition, (iii) the business is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (iv) the sale is anticipated to occur within the next 12 months, among other specified criteria.
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
Enstar Group Limited | 2021 Form 10-K                 121

Item 8 | Notes to Consolidated Financial Statements | Note 2. Significant Accounting Policies

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
Recently Issued Accounting Pronouncements Not Yet Adopted
ASU 2018-12 - Targeted Improvement to the Accounting for Long-Duration Contracts
In August 2018, the FASB issued ASU 2018-12 and subsequently issued ASUs 2019-09 and 2020-11 serving to defer the effective date of implementation. These updates:
•Require at least annual review of assumptions used to determine the provision for future policyholder benefits with the recognition of any resulting re-measurement gains or losses, excluding those related to discount rate changes, in the consolidated statement of earnings;
Enstar Group Limited | 2021 Form 10-K                 122

Item 8 | Notes to Consolidated Financial Statements | Note 2. Significant Accounting Policies

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
We only recently assumed our life reinsurance contracts following the completion of the Step Acquisition of Enhanzed Re on September 1, 2021. As such, we are currently evaluating the impact of ASU 2018-12 on our consolidated financial statements and disclosures.
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
The adoption of ASU 2021-04 is not expected to have an impact on our consolidated financial statements and disclosures.

Enstar Group Limited | 2021 Form 10-K                 123

Item 8 | Notes to Consolidated Financial Statements | Note 3. Segment Information

3. SEGMENT INFORMATION

Effective January 1, 2021, we revised our segment structure to align with how our chief operating decision maker ("CODM"), who was determined to be our Chief Executive Officer, views our business, assesses performance and allocates resources to our business components. Following the acquisition of Enhanzed Re on September 1, 2021, our business is organized into four reportable segments:
•Run-off: consists of our acquired property and casualty and other (re)insurance business, including our defendant asbestos and environmental (“A&E”) businesses and StarStone International (from January 1, 2021) following our decision to place it into an orderly run-off.
Our primary objective of the Run-off segment is to recognize favorable prior period development in our net incurred losses and LAE (run-off liability earnings or “RLE”) over time by settling claims in a timely, cost efficient manner using our claims management expertise, including settling claims for lower than outstanding ultimate loss estimates and implementation of reinsurance and commutation strategies.
The Run-off segment results comprises net premiums earned, other income, net incurred losses and LAE, acquisition costs and general and administrative expenses.
•Enhanzed Re: consists of life and property aggregate excess of loss (catastrophe) business. Our primary objective of the Enhanzed Re segment is to reinsure products that focus on longevity and investment risks.
The Enhanzed Re segment results comprises net premiums earned, net incurred losses and LAE, policyholder benefit expenses, acquisition costs and general and administrative expenses.
•Investments: consists of our investment activities and the performance of our investment portfolio, excluding those investable assets attributable to our Legacy Underwriting segment.
Our primary objective of the Investments segment is to obtain the highest possible risk and capital adjusted returns while maintaining prudent diversification of assets and operating within the constraints of a global regulated (re)insurance company. We additionally consider the liquidity requirements and duration of our claims, policyholder benefits and contract liabilities.
The Investments segment results comprises net investment income, net realized gains (losses), net unrealized gains (losses), general and administrative expenses and earnings from equity method investments.
•Legacy Underwriting: consists of businesses that we have either, in the case of Atrium, exited via the sale of the majority of our interest in or, in the case of StarStone International (included in the Legacy Underwriting Segment through December 31, 2020), placed into run-off.
Prior to January 1, 2021, this segment comprised SGL No. 1 Limited (“SGL No. 1”)'s 25% net share of Atrium's Syndicate 609 business at Lloyd's and StarStone International. From January 1, 2021, this segment comprises SGL No.1's 25% gross share of the 2020 and prior underwriting years of Atrium's Syndicate 609 at Lloyd's, offset by the contractual transfer of the results of that business to the Atrium entities that were divested in an exchange transaction (the “Exchange Transaction”)39. There is no net retention for Enstar on Atrium's 2020 and prior underwriting years.
The Legacy Underwriting segment results comprises net premiums earned, net investment income, net realized gains (losses), net unrealized gains (losses), other income (expense), net incurred losses and LAE, acquisition costs and general and administrative expenses.
Management measures segment performance based on segment income (loss). Segment income (loss) is derived by including certain items from total income and net earnings (loss) attributable to Enstar ordinary shareholders, as defined above. Income and expense items that are not directly attributable to our reportable segments are included within our corporate and other activities, which do not qualify as an operating segment. These include,
a.holding company income and expenses,
b.the amortization of DCAs on retroactive reinsurance contracts,
c.the amortization of fair value adjustments associated with the acquisition of companies,
39 Refer to Note 5 for a discussion of the Exchange Transaction.
Enstar Group Limited | 2021 Form 10-K                 124

Item 8 | Notes to Consolidated Financial Statements | Note 3. Segment Information

d.changes in the discount rate and risk margin components of the fair value of assets and liabilities related to our assumed retroactive reinsurance contracts for which we have elected the fair value option,
e.corporate expenses not allocated to our reportable segments,
f.debt servicing costs,
g.net foreign exchange (gains) losses,
h.gains (losses) arising on the purchases and sales of subsidiaries (if any),
i.income tax benefit (expense),
j.net earnings (losses) from discontinued operations, net of income tax (if any),
k.net (earnings) loss attributable to noncontrolling interest, and
l.preferred share dividends.
Items b, c and d above form part of corporate and other activities as the CODM evaluates the performance of the Run-off and Legacy Underwriting segments without consideration of these amounts.
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
Our assets are reviewed on a consolidated basis by management for decision making purposes since they support business operations across all of our four reportable segments as well as our corporate and other activities. We do not allocate assets to our reportable segments with the exception of reinsurance balances recoverable on paid and unpaid losses and goodwill that are directly attributable to our reportable segments.

Enstar Group Limited | 2021 Form 10-K                 125

Item 8 | Notes to Consolidated Financial Statements | Note 3. Segment Information

The following tables set forth select consolidated statement of earnings results by segment for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
	(in millions of U.S. dollars)
Income
Run-off	$255	$191	$235
Enhanzed Re	5	—	—
Investments	429	1,898	1,241
Legacy Underwriting	43	587	726
Subtotal	732	2,676	2,202
Corporate and other	57	(16)	(12)
Total income	$789	$2,660	$2,190

Earnings from equity method investments
Investments	$93	$239	$56

Segment net earnings (loss)
Run-off	$217	$143	$141
Enhanzed Re	6	—	—
Investments	485	2,102	1,267
Legacy Underwriting	—	(93)	(100)
Total segment net earnings	708	2,152	1,308
Corporate and other:
Other expense (1)	(16)	(19)	(12)
Net gain on purchase and sale of subsidiaries	73	3	—
Net incurred losses and LAE (2)	(61)	(190)	(205)
Policyholder benefit expenses	(1)	—	—
General and administrative expenses	(131)	(136)	(113)
Interest expense	(69)	(59)	(53)
Net foreign exchange gains (losses)	12	(16)	8
Income tax expense	(27)	(24)	(12)
Net earnings from discontinued operations, net of income tax	—	16	7
Net (earnings) loss attributable to noncontrolling interest	(15)	28	10
Dividends on preferred shares	(36)	(36)	(36)
Total - Corporate and other	(271)	(433)	(406)
Net earnings attributable to Enstar Ordinary Shareholders	$437	$1,719	$902
(1) Other income (expense) for corporate and other activities includes the amortization of fair value adjustments associated with the acquisition of DCo, LLC (“Dco”) and Morse TEC LLC (“Morse TEC”).
(2) Net incurred losses and LAE for corporate and other activities includes the amortization of DCAs on retroactive reinsurance contracts, fair value adjustments associated with the acquisition of companies and the changes in the discount rate and risk margin components of the fair value of assets and liabilities related to our assumed retroactive reinsurance contracts for which we have elected the fair value option. For the years ended December 31, 2021, 2020 and 2019, amortization of DCAs includes net cumulative effect adjustments of $71 million, $2 million and $11 million, respectively, arising as a result of prior period development on net ultimate liabilities recorded in our Run-off segment.

Enstar Group Limited | 2021 Form 10-K                 126

Item 8 | Notes to Consolidated Financial Statements | Note 3. Segment Information

Gross Premiums Written by Geographical Area
The following table summarizes our gross premiums written by geographical region, which is based upon the location of the subsidiaries underwriting the policies, respectively, for the years ended December 31, 2021, 2020 and 2019.

	2021
	Run-off		Enhanzed Re		Legacy Underwriting		Total
	Total	%	Total	%	Total	%	Total	%
	(In millions of U.S. dollars, except percentages)
United States	$14	27.5%	$—	—%	$25	48.1%	$39	36.9%
United Kingdom	15	29.4%	—	—%	4	7.7%	19	17.9%
Europe	9	17.6%	3	100.0%	5	9.6%	17	16.0%
Asia	6	11.8%	—	—%	2	3.8%	8	7.5%
Rest of World	7	13.7%	—	—%	16	30.8%	23	21.7%
Total	$51	100.0%	$3	100.0%	$52	100.0%	$106	100.0%

	2020
	Run-off		Legacy Underwriting		Total
	Total	%	Total	%	Total	%
	(In millions of U.S. dollars, except percentages)
United States	$5	100.0%	$178	32.5%	$183	33.2%
United Kingdom	—	—%	119	21.8%	119	21.6%
Europe	1	20.0%	82	15.0%	83	15.0%
Asia	—	—%	68	12.4%	68	12.3%
Rest of World	(1)	(20.0)%	100	18.3%	99	17.9%
Total	$5	100.0%	$547	100.0%	$552	100.0%

	2019
	Run-off		Legacy Underwriting		Total
	Total	%	Total	%	Total	%
	(In millions of U.S. dollars, except percentages)
United States	$(25)	100.0%	$215	31.4%	$190	28.8%
United Kingdom	—	—%	127	18.6%	127	19.3%
Europe	—	—%	122	17.8%	122	18.5%
Asia	—	—%	93	13.6%	93	14.1%
Rest of World	—	—%	127	18.6%	127	19.3%
Total	$(25)	100.0%	$684	100.0%	$659	100.0%
Enstar Group Limited | 2021 Form 10-K                 127

Item 8 | Notes to Consolidated Financial Statements | Note 4. Business Acquisitions

4. BUSINESS ACQUISITIONS

Enhanzed Re
On September 1, 2021, we completed the purchase of the entire 27.7% equity interest in Enhanzed Re held by an affiliate of Hillhouse Group for cash consideration of $217 million and assumed the Hillhouse Group's affiliate's remaining outstanding capital commitment to Enhanzed Re of $40 million (the "Step Acquisition").
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
The following table represents the fair value of net assets acquired, inclusive of the net effect of settlement of pre-existing relationships.

	Fair Value of Net Assets Acquired, Before Settlement of Pre-existing Relationships	Net Effect of Settlement of Pre-existing Relationships	Net Effect of Step Acquisition
	(in millions of U.S. dollars)
ASSETS
Fixed maturities, trading, at fair value	$49	$—	$49
Funds held - directly managed	2,576	(304)	2,272
Equities, at fair value	855	—	855
Other investments, at fair value	14	—	14
Total investments	3,494	(304)	3,190
Cash and cash equivalents	11	—	11
Funds held by reinsured companies	214	—	214
Other assets	8	—	8
TOTAL ASSETS	$3,727	$(304)	$3,423
LIABILITIES
Losses and LAE	$1,113	$(271)	$842
Future policyholder benefits	1,539	—	1,539
Debt obligations	76	—	76
Insurance and reinsurance balances payable	102	(6)	96
Other liabilities	16	(7)	9
TOTAL LIABILITIES	2,846	(284)	2,562
NET ASSETS ACQUIRED AT FAIR VALUE	$881	$(20)	$861
Less:
Cash consideration paid to Hillhouse Group affiliate			$217
Fair value of previously held equity method investment			418
Fair value of noncontrolling interest			219
Adjustment for the fair value of pre-existing relationships			(20)
Total purchase price			834
Bargain purchase gain			$27
Enstar Group Limited | 2021 Form 10-K                 128

Item 8 | Notes to Consolidated Financial Statements | Note 4. Business Acquisitions

During the third quarter of 2021, we recognized a total gain on the Step Acquisition of $47 million, which was recorded in net gain on purchase and sales of subsidiaries in our consolidated statements of earnings, and consisted of a bargain purchase gain, a gain on remeasurement of our previously held equity investment to fair value and a gain on settlement of pre-existing relationships.
We recognized a bargain purchase gain of $27 million as the fair value of the interest in the net assets acquired exceeded the total purchase price. The bargain purchase gain was attributable to the negotiation process with Hillhouse Group and the resulting cash consideration paid was based on 90% of Enhanzed Re's total shareholders' equity as of June 30, 2021 which was less than the fair value of the net assets acquired.
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
We record Enhanzed Re's results on a one quarter lag. The table below summarizes the results of Enhanzed Re's operations, which are included in our consolidated statement of earnings from September 1, 2021, the date of acquisition, to December 31, 2021:

September 1 to December 31, 2021 (1)
(in millions of U.S. dollars)
Total income	$(17)
Net loss	(19)
Net loss attributable to Enstar ordinary shareholders	(15)
(1)Excludes earnings from our previously held equity method investment in Enhanzed Re40.
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

	2021	2020
	(in millions of U.S. dollars)
Total income	$1,071	$3,070
Net earnings	494	1,942
Net earnings attributable to Enstar	445	1,892
Net earnings attributable to Enstar ordinary shareholders	409	1,856
The unaudited pro forma financial information is presented on a fully consolidated basis. Aside from a pro forma adjustment made to recognize the gain on the Step Acquisition as of January 1, 2020, there were no further non-recurring pro forma adjustments recorded.
40 Refer to Note 22 for further information.
Enstar Group Limited | 2021 Form 10-K                 129

Item 8 | Notes to Consolidated Financial Statements | Note 5. Divestitures, Held-For-Sale Business and Discontinued Operations

5. DIVESTITURES, HELD-FOR-SALE BUSINESSES AND DISCONTINUED OPERATIONS

The following table provides a summary of the net gain on sales of subsidiaries which was recorded in net gain on purchase and sales of subsidiaries included in our consolidated statement of earnings for the years ended December 31, 2021 and 2020:

	2021	2020
	(in millions of U.S. dollars)
Atrium	$(8)	$—
SUL	23	—
PWIC	8	—
Other	3	3
Net gain on sales of subsidiaries	$26	$3
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
North Bay owned 100.0% of StarStone Specialty Holdings Limited ("SSHL"), the holding company for the StarStone group, which previously included StarStone's U.S. operations, including StarStone U.S. Holdings, Inc. and its subsidiaries (“StarStone U.S.”) and StarStone's international operations ("Starstone International").
North Bay also owned 92.1% of Northshore Holdings Limited ("Northshore"), the holding company that owns Atrium Underwriting Group Limited and its subsidiaries (collectively, "Atrium") and Arden Reinsurance Company Ltd. ("Arden"). The remaining share ownership of Northshore is held on behalf of certain Atrium employees.
Effective January 1, 2021, we exchanged a portion of our indirect interest in Northshore for all of the Trident V Funds' indirect interest in StarStone U.S., which is now owned through an interest in Core Specialty Insurance Holdings, Inc. ("Core Specialty") in the "Exchange Transaction”, resulting in us owning 25.2% on a fully diluted basis (24.7% as of December 31, 2021) of Core Specialty, and 13.8% of Northshore, which continues to own Atrium and Arden. The Trident V Funds own 76.3% of Northshore, while the Dowling Funds own 0.4% of Core Specialty and 1.6% of Northshore.
The Exchange Transaction had no impact on the ultimate ownership of SSHL, which continues to own StarStone International, with us, the Trident V Funds and the Dowling Funds retaining ownership interests in SSHL of 59.0%, 39.3% and 1.7%, respectively.
Effective January 1, 2021, Northshore was deconsolidated and our remaining investment with a carrying value of $37 million as of December 31, 2021 is accounted for as a privately held equity investment and carried at its fair value. During the first quarter of 2021, we recognized a loss of $8 million on completion of the Exchange Transaction.
Following the Exchange Transaction, North Bay no longer held any direct or indirect interest in Northshore, SSHL or Core Specialty and on October 26, 2021, North Bay was liquidated.
Through our wholly owned subsidiary, SGL No. 1, a Lloyd’s corporate member, we provided 25% of the underwriting capacity on the 2017 to 2020 underwriting years of Atrium's Syndicate 609 at Lloyd’s. Effective January 1, 2021, and in conjunction with the completion of the Exchange Transaction, SGL No.1 ceased its provision of underwriting capacity on Syndicate 609 for future underwriting years.
SGL No.1 is obligated to support underwriting capacity on Syndicate 609 through the provision of Funds at Lloyd’s (“FAL”), and will settle its share of the 2020 and prior underwriting years for the economic benefit of Atrium via reinsurance agreements with Arden and a Syndicate 609 Capacity Lease Agreement with Atrium 5 Limited, a UK domiciled subsidiary of Atrium.
Enstar Group Limited | 2021 Form 10-K                 130

Item 8 | Notes to Consolidated Financial Statements | Note 5. Divestitures, Held-For-Sale Business and Discontinued Operations

As a result of these contractual arrangements, the net loss reserve liabilities, cash, investments and other assets that support those liabilities, will be settled by: i) the distribution of SGL No.1’s share of the Syndicate 609 result; ii) the settlement of the net payable or receivable position on the reinsurance agreement with Arden; and iii) the required settlement, if any, of the Syndicate 609 Capacity Lease Agreement payable, each of which will occur no earlier than December 31, 2022.
Balances due from (due to) under these contractual arrangements as of December 31, 2021 were as follows:

December 31, 2021
(in millions of U.S. dollars)
Distribution of SGL No.1 share of Syndicate 609 results	$34
Due to Arden under reinsurance agreement	(22)
Due to Atrium 5 Limited under Capacity Lease Agreement	(12)
Net balances with Northshore Group	$—
Until these balances are settled, as of December 31, 2021, the Company recognized gross loss reserves of $215 million, reinsurance recoverable of $62 million, and $152 million of net assets required to support the net insurance liabilities.
Additionally, although the value of and the change in other insurance assets and liabilities are recorded gross within our Legacy Underwriting segment, there is no retention by Enstar of the net results of Atrium's 2020 and prior underwriting years as the business was contractually transferred to the Atrium entities that were divested in the Exchange Transaction. We recorded net unearned premium of $37 million and DAC of $20 million, included within other liabilities and other assets on our consolidated balance sheet, respectively, as of January 1, 2021.
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
Enstar Group Limited | 2021 Form 10-K                 131

Item 8 | Notes to Consolidated Financial Statements | Note 5. Divestitures, Held-For-Sale Business and Discontinued Operations

The following table summarizes the components of Northshore's assets and liabilities held-for-sale on our consolidated balance sheet as of December 31, 2020:

December 31, 2020
(in millions of U.S. dollars)
ASSETS
Short-term investments, AFS, at fair value	$2
Fixed maturities, trading, at fair value	154
Fixed maturities, AFS, at fair value	7
Other investments, at fair value	10
Total investments	173
Cash and cash equivalents	71
Restricted cash and cash equivalents	152
Reinsurance balances recoverable on paid and unpaid losses	37
Funds held by reinsured companies	32
Other assets	246
TOTAL ASSETS HELD-FOR-SALE	$711

LIABILITIES
Losses and LAE	$254
Insurance and reinsurance balances payable	12
Debt obligations	40
Other liabilities	178
TOTAL LIABILITIES HELD-FOR-SALE	$484

NET ASSETS HELD-FOR-SALE	$227
As of December 31, 2020, included in the table above were restricted investments of $94 million.
Recapitalization of StarStone U.S. and Discontinued Operations
On November 30, 2020, we completed the sale and recapitalization of StarStone U.S. through the sale of StarStone U.S. to Core Specialty, a newly formed entity with equity backing from funds managed by SkyKnight Capital, L.P., Dragoneer Investment Group and Aquiline Capital Partners LLC.
We received consideration of $282 million inclusive of $235 million of common shares of Core Specialty and cash of $47 million. At the closing date, the $235 million of common shares of Core Specialty represented a 25.2% equity interest in Core Specialty on a fully diluted basis (24.7% as of December 31, 2021).
Enstar Group Limited | 2021 Form 10-K                 132

Item 8 | Notes to Consolidated Financial Statements | Note 5. Divestitures, Held-For-Sale Business and Discontinued Operations

The StarStone U.S. business qualified as a discontinued operation. The following table summarizes the components of net earnings (loss) from discontinued operations, net of income taxes, related to StarStone U.S., on the consolidated statements of earnings for the years ended December 31, 2020 and 2019:

	2020	2019
	(in millions of U.S. dollars)
INCOME
Net premiums earned	$291	$351
Net investment income	13	16
Net realized gains	4	—
Net unrealized gains	2	19
	310	386
EXPENSES
Net incurred losses and LAE	192	258
Acquisition costs	58	65
General and administrative expenses	60	61
Interest expense	2	3
	312	387
LOSS BEFORE INCOME TAXES	(2)	(1)
Income tax benefit	2	8
NET EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES, BEFORE GAIN ON SALE	$—	$7

DISPOSAL
Consideration received	$282	$—
Less: Carrying value of subsidiary	(278)	—
Add: Net realized gains on AFS securities and cumulative currency translation adjustments previously recognized in AOCI	12	—
Gain on sale of subsidiary	$16	$—

NET EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	$16	$7
Net (earnings) from discontinued operations attributable to noncontrolling interest	(9)	(3)
NET EARNINGS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$7	$4
Continuing Involvement
Following the completion of the sale of StarStone U.S. to Core Specialty on November 30, 2020, our continuing involvement with StarStone U.S comprised of the following transactions:
LPT and ADC reinsurance agreement
In connection with the sale of StarStone U.S. to Core Specialty, one of our insurance subsidiaries entered into an LPT and ADC reinsurance agreement with StarStone U.S. pursuant to which we reinsured all of the net loss reserves of StarStone U.S. in respect of premium earned prior to October 31, 2020.
Under the terms of the LPT and ADC reinsurance agreement, we assumed total net loss reserves of $462 million from StarStone U.S. in exchange for a total reinsurance premium consideration of $478 million, subject to an aggregate limit of $130 million above the assumed total net loss reserves.
Our subsidiary's obligations to StarStone U.S. under the LPT and ADC reinsurance agreement are guaranteed by the Parent Company. The LPT and ADC reinsurance agreement between our subsidiary and StarStone U.S. will continue in force until such time as our liability with respect to the assumed total net loss reserves terminates.
Enstar Group Limited | 2021 Form 10-K                 133

Item 8 | Notes to Consolidated Financial Statements | Note 5. Divestitures, Held-For-Sale Business and Discontinued Operations

Concurrent with the closing of the LPT and ADC reinsurance agreement, one of our wholly-owned subsidiaries entered into an Administrative Services Agreement ("ASA") with StarStone U.S., through which it was appointed as an independent contractor to provide certain administrative services covering the business we assumed from StarStone U.S. through the LPT and ADC reinsurance agreement. This ASA became effective on November 30, 2020 and will continue in force (subject to certain limited exceptions) until such time as the LPT and ADC reinsurance agreement terminates.
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
Reinsurance transactions previously eliminated on consolidation
The table below presents a summary of the total income and expenses which have been recognized within our continuing operations relating to transactions, primarily reinsurances, between StarStone U.S. and us:

	2021	2020	2019
	(in millions of U.S. dollars)
Total income	$(1)	$12	$11
Total expenses (1)	20	(16)	63
Net (loss) earnings	$(21)	$28	$(52)
(1) For the year ended December 31, 2021, negative total income was driven by a premium adjustment. For the year ended December 31, 2020, negative total expenses were driven by favorable loss development on the losses and LAE reserves ceded by StarStone U.S. to our subsidiaries.
Cash flows
The cash inflows (outflows) between our subsidiaries and StarStone U.S. for the years ended December 31, 2021, 2020 and 2019 were $(102) million, $99 million and $(54) million, respectively.
Equity method investment
We have applied the equity method of accounting to the common shares we acquired in Core Specialty as part-consideration for the sale of StarStone U.S. and which made up 25.2% of the total outstanding common shares in Core Specialty on a fully diluted basis as of November 30, 2020, the date we completed the sale and recapitalization of StarStone U.S. (24.7% as of December 31, 2021). Our investment in the common shares of Core Specialty, which is included in equity method investments on our consolidated balance sheets, was $225 million as of December 31, 2021 (2020: $235 million).
Following the completion of the Exchange Transaction on January 1, 2021 as described above, common shares in Core Specialty with a carrying value of $4 million were distributed to redeemable noncontrolling interests41.
During the year ended December 31, 2021, our proportionate share of loss on our investment in Core Specialty was $6 million, which is included within earnings from equity method investments in our consolidated statement of earnings and is recorded on a quarter lag.
Run-off of StarStone International (non-U.S.)
On June 10, 2020, we announced that we placed StarStone International into an orderly run-off (the "StarStone International Run-Off"). The liabilities associated with the StarStone International Run-Off vary in duration, and the run-off is expected to occur over a number of years. The results of StarStone International are included within continuing operations.
On March 15, 2021, we sold StarStone Underwriting Limited ("SUL"), a Lloyd's managing agency, together with the right to operate Lloyd's Syndicate 1301 for the 2021 and future years of account, to Inigo Limited ("Inigo"). As of
41 As discussed in Note 17.
Enstar Group Limited | 2021 Form 10-K                 134

Item 8 | Notes to Consolidated Financial Statements | Note 5. Divestitures, Held-For-Sale Business and Discontinued Operations

December 31, 2020, we had a 59.0% interest in SUL and the Trident V Funds and the Dowling Funds owned 39.3% and 1.7%, respectively. Upon closing, Enstar, the Trident V Funds and the Dowling Funds received aggregate consideration of $30 million in the form of Inigo shares and $1 million in cash.
Following the completion of the sale of SUL to Inigo on March 15, 2021, we recognized a gain on the sale of $23 million in the first quarter of 2021. In addition, Enstar and the Trident V Funds have committed to invest up to $27 million and $18 million, respectively, in Inigo.
As of December 31, 2021, Enstar had funded $17 million of its capital commitment to Inigo, with $10 million yet to be called by Inigo. As of December 31, 2021, our investment in Inigo was carried at $43 million (December 31, 2020: $17 million) representing 5.4% of the total outstanding ordinary shares of Inigo and was accounted for as a privately held equity investment and carried at fair value. In conjunction with the transaction, Enstar, the Trident V Funds and the Dowling Funds will retain the economics of Syndicate 1301’s 2020 and prior years’ underwriting years of account as this business runs off.
Disposal of Providence Washington
On October 1, 2021, we completed the sale of Providence Washington Insurance Company ("PWIC"), a Rhode Island domiciled stock insurance company, to Everspan Insurance Company, a subsidiary of Ambac Financial Group, Inc., for cash consideration of $22 million. We recognized a gain on the sale of $8 million in the fourth quarter of 2021.
Enstar Group Limited | 2021 Form 10-K                 135

Item 8 | Notes to Consolidated Financial Statements | Note 6. Investments

6. INVESTMENTS

We hold:
i.trading portfolios of short-term and fixed maturity investments and equities, carried at fair value;
ii.AFS portfolios of short-term and fixed maturity investments, carried at fair value;
iii.other investments carried at fair value;
iv.equity method investments; and
v.funds held - directly managed.

Short-term and Fixed Maturity Investments
Asset Types
The fair values of the underlying asset categories comprising our short-term and fixed maturity investments classified as trading and AFS and the fixed maturity investments included within our funds held - directly managed balance were as follows as of December 31, 2021 and 2020:

	2021
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Fixed maturities, funds held - directly managed	Total
	(in millions of U.S. dollars)
U.S. government and agency	$3	$25	$102	$434	$183	$747
U.K. government	—	—	73	10	—	83
Other government	3	—	285	128	247	663
Corporate (1)	—	8	2,660	3,350	796	6,814
Municipal	—	—	85	128	73	286
Residential mortgage-backed	—	—	104	391	115	610
Commercial mortgage-backed	—	—	250	562	262	1,074
Asset-backed		1	197	649	97	944
Structured products	—	—	—	—	1,033	1,033
Total fixed maturity and short-term investments	$6	$34	$3,756	$5,652	$2,806	$12,254
(1) Includes convertible bonds of $223 million, which includes embedded derivatives of $43 million.
Enstar Group Limited | 2021 Form 10-K                 136

Item 8 | Notes to Consolidated Financial Statements | Note 6. Investments

	2020
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Fixed maturities, funds held - directly managed	Total
	(in millions of U.S. dollars)
U.S. government and agency	$—	$244	$124	$474	$109	$951
U.K. government	—	—	37	14	—	51
Other government	3	3	328	147	21	502
Corporate	2	17	3,228	1,920	520	5,687
Municipal	—	—	80	30	53	163
Residential mortgage-backed	—	—	154	329	71	554
Commercial mortgage-backed	—	—	347	277	230	854
Asset-backed	—	—	297	204	56	557
Total fixed maturity and short-term investments	$5	$264	$4,595	$3,395	$1,060	$9,319
Included within residential and commercial mortgage-backed securities as of December 31, 2021 were securities issued by U.S. governmental agencies with a fair value of $460 million (as of December 31, 2020: $458 million).
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

As of December 31, 2021	Amortized Cost	Fair Value	% of Total Fair Value
	(in millions of U.S. dollars)
One year or less	$395	$398	3.2%
More than one year through two years	813	820	6.7%
More than two years through five years	2,623	2,637	21.5%
More than five years through ten years	2,545	2,566	20.9%
More than ten years	3,161	3,205	26.2%
Residential mortgage-backed	611	610	5.0%
Commercial mortgage-backed	1,070	1,074	8.8%
Asset-backed	947	944	7.7%
	$12,165	$12,254	100.0%
Enstar Group Limited | 2021 Form 10-K                 137

Item 8 | Notes to Consolidated Financial Statements | Note 6. Investments

Credit Ratings
The following table sets forth the credit ratings of our short-term and fixed maturity investments, classified as trading and AFS, and the fixed maturity investments included within our funds held - directly managed balance as of December 31, 2021:

	Amortized Cost	Fair Value	% of Total	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
	(in millions of U.S. dollars)
U.S. government and agency	$748	747	6.1%	$747	$—	$—	$—	$—	$—
U.K. government	83	83	0.7%	—	75	8	—	—	—
Other government	658	663	5.4%	203	143	147	58	112	—
Corporate	6,705	6,814	55.6%	166	593	3,144	2,407	478	26
Municipal	272	286	2.3%	17	147	97	25	—	—
Residential mortgage-backed	611	610	5.0%	569	—	4	8	27	2
Commercial mortgage-backed	1,070	1,074	8.8%	793	115	90	69	4	3
Asset-backed	947	944	7.7%	389	255	207	69	24	—
Structured products	1,071	1,033	8.4%	—	523	—	510	—	—
Total	$12,165	$12,254	100.0%	$2,884	$1,851	$3,697	$3,146	$645	$31
% of total fair value				23.5%	15.1%	30.2%	25.6%	5.3%	0.3%
Unrealized Gains and Losses on AFS Short-Term and Fixed Maturity Investments
The amortized cost, unrealized gains and losses, allowance for credit losses and fair values of our short-term and fixed maturity investments classified as AFS as of December 31, 2021 and 2020 were as follows:

			Gross Unrealized Losses
As of December 31, 2021	Amortized Cost	Gross Unrealized Gains	Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
	(in millions of U.S. dollars)
U.S. government and agency	$463	$1	$(5)	$—	$459
U.K. government	10	—	—	—	10
Other government	127	2	(1)	—	128
Corporate	3,384	29	(45)	(10)	3,358
Municipal	129	1	(2)	—	128
Residential mortgage-backed	394	1	(4)	—	391
Commercial mortgage-backed	566	3	(7)	—	562
Asset-backed	650	1	(1)	—	650
	$5,723	$38	$(65)	$(10)	$5,686
Enstar Group Limited | 2021 Form 10-K                 138

Item 8 | Notes to Consolidated Financial Statements | Note 6. Investments

			Gross Unrealized Losses
As of December 31, 2020	Amortized Cost	Gross Unrealized Gains	Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
	(in millions of U.S. dollars)
U.S. government and agency	$716	$3	$(1)	$—	$718
U.K. government	12	2	—	—	14
Other government	142	8	—	—	150
Corporate	1,873	66	(2)	—	1,937
Municipal	29	1	—	—	30
Residential mortgage-backed	326	3	—	—	329
Commercial mortgage-backed	274	5	(2)	—	277
Asset-backed	204	1	(1)	—	204
	$3,576	$89	$(6)	$—	$3,659

Gross Unrealized Losses on AFS Short-term and Fixed Maturity Investments
The following table summarizes our short-term and fixed maturity investments classified as AFS that were in a gross unrealized loss position, for which an allowance for credit losses has not been recorded, as of December 31, 2021 and 2020:

	12 Months or Greater		Less Than 12 Months		Total
As of December 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions of U.S. dollars)
U.S. government and agency	$22	$(1)	$373	$(4)	$395	$(5)
UK government	—	—	5	—	5	—
Other government	—	—	46	(1)	46	(1)
Corporate	11	—	1,545	(19)	1,556	(19)
Municipal	—	—	77	(2)	77	(2)
Residential mortgage-backed	6	—	315	(4)	321	(4)
Commercial mortgage-backed	21	(1)	419	(6)	440	(7)
Asset-backed	—	—	516	(1)	516	(1)
Total short-term and fixed maturity investments	$60	$(2)	$3,296	$(37)	$3,356	$(39)

	12 Months or Greater		Less Than 12 Months		Total
As of December 31, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions of U.S. dollars)
U.S. government and agency	$—	$—	$56	$(1)	$56	$(1)
Other government	—	—	8	—	8	—
Corporate	—	—	198	(1)	198	(1)
Municipal	—	—	2	—	2	—
Residential mortgage-backed	5	—	79	—	84	—
Commercial mortgage-backed	—	—	67	(2)	67	(2)
Asset-backed	—	—	117	(1)	117	(1)
Total short-term and fixed maturity investments	$5	$—	$527	$(5)	$532	$(5)
Enstar Group Limited | 2021 Form 10-K                 139

Item 8 | Notes to Consolidated Financial Statements | Note 6. Investments

As of December 31, 2021 and 2020, the number of securities classified as AFS in an unrealized loss position for which an allowance for credit loss is not recorded was 2,930 and 407, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 93 and 2, respectively.
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

	December 31, 2021
	Corporate	Commercial mortgage backed	Total
	(in millions of U.S. dollars)
Allowance for credit losses, beginning of year	$—	$—	$—
Allowances for credit losses on securities for which credit losses were not previously recorded	(16)	—	(16)
Decrease to the allowance for credit losses on securities that had an allowance recorded in the previous period	6	—	6
Allowance for credit losses, end of year	$(10)	$—	$(10)

	December 31, 2020
	Corporate	Commercial mortgage backed	Total
	(in millions of U.S. dollars)
Allowance for credit losses, beginning of year	$—	$—	$—
Cumulative effect of change in accounting principle	(3)	—	(3)
Allowances for credit losses on securities for which credit losses were not previously recorded	(11)	(1)	(12)
Reductions for securities sold during the year	3	—	3
Decrease to the allowance for credit losses on securities that had an allowance recorded in the previous period	11	1	12
Allowance for credit losses, end of year	$—	$—	$—
During the years ended December 31, 2021 and 2020, we did not have any write-offs charged against the allowance for credit losses or any recoveries of amounts previously written-off.
Equity Investments
The following table summarizes our equity investments as of December 31, 2021 and 2020:

	2021	2020
	(in millions of U.S. dollars)
Publicly traded equity investments in common and preferred stocks	$281	$261
Exchange-traded funds	1,342	311
Privately held equity investments in common and preferred stocks	372	275
	$1,995	$847
Equity investments include publicly traded common and preferred stocks, exchange-traded funds and privately held common and preferred stocks. Our publicly traded equity investments in common and preferred stocks
Enstar Group Limited | 2021 Form 10-K                 140

Item 8 | Notes to Consolidated Financial Statements | Note 6. Investments

predominantly trade on major exchanges and are managed by our external advisors. Our investments in exchange-traded funds also trade on major exchanges.
Our privately held equity investments in common and preferred stocks are direct investments in companies that we believe offer attractive risk adjusted returns and/or offer other strategic advantages. Each investment may have its own unique terms and conditions and there may be restrictions on disposals. There is no active market for these investments42.
Other Investments, at fair value
The following table summarizes our other investments carried at fair value as of December 31, 2021 and 2020:

	2021	2020
	(in millions of U.S. dollars)
Hedge funds (1)	$291	$2,638
Fixed income funds	573	553
Private equity funds	752	363
Private credit funds	275	192
Equity funds	5	191
CLO equity funds	207	167
CLO equities	161	128
Real estate funds	69	12
	$2,333	$4,244
(1) Includes our investment in the InRe Fund of $2.4 billion as of December 31, 2020.
Due to a lag in the valuations of certain funds reported by the managers, we may record changes in valuation with up to a three-month lag43. We regularly review and discuss fund performance with the fund managers to corroborate the reasonableness of the reported net asset values and to assess whether any events have occurred within the lag period that would affect the valuation of the investments.
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
•Private equity funds include primary, secondary, and direct co-investment opportunities.
•Private credit funds invest in direct senior or collateralized loans.
•Equity funds invest primarily in public equities.
•CLO equity funds invest primarily in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans.
•CLO equities comprise investments in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans.
•Real estate funds comprise of real estate funds that invest primarily in commercial real estate equity.
Certain other investments are subject to restrictions on redemptions and sales that are determined by the governing documents, which limits our ability to liquidate those investments. These restrictions may include lock-ups, redemption gates, restricted share classes or side pockets, restrictions on the frequency of redemption and notice
42 Refer to Note 22 for further information on certain privately held equity investments.
43 The valuation of our other investments is described in Note 12.
Enstar Group Limited | 2021 Form 10-K                 141

Item 8 | Notes to Consolidated Financial Statements | Note 6. Investments

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
The table below details the estimated period by which proceeds would be received if we had provided notice of our intent to redeem or initiated a sales process as of December 31, 2021:

	Less than 1 Year	1-2 years	2-3 years	More than 3 years	Not Eligible/ Restricted	Total	Redemption Frequency
	(in millions of U.S. dollars)
Hedge funds	$291	$—	$—	$—	$—	$291	Monthly to Quarterly
Fixed income funds	534	—	—	—	39	573	Daily to Quarterly
Private equity funds	—	54	—	—	698	752	Quarterly for unrestricted amount
CLO equity funds	158	48	—	—	1	207	Quarterly to Bi-annually
CLO equities	161	—	—	—	—	161	Daily
Private credit funds	—	—	—	—	275	275	N/A
Real estate fund	—	—	—	—	69	69	N/A
Equity funds	5	—	—	—	—	5	Daily
	$1,149	$102	$—	$—	$1,082	$2,333
As of December 31, 2021, none of our investments were subject to gates or side-pockets.
Equity Method Investments
The table below shows our equity method investments as of December 31, 2021 and 2020:

	2021		2020
	Ownership %	Carrying Value	Ownership %	Carrying Value
	(in millions of U.S. dollars)
Enhanzed Re (1)	—%	$—	47.4%	$330
Citco (2)	31.9%	56	31.9%	53
Monument Re (3)	20.0%	194	20.0%	194
Core Specialty	24.7%	225	25.2%	235
Other	27%	18	27%	20
		$493		$832
(1) Effective September 1, 2021, Enhanzed Re was consolidated by us. Refer to Note 4 for further information.
(2) We own 31.9% of the common shares in HH CTCO Holdings Limited which in turn owns 15.4% of the convertible preferred shares, amounting to a 6.2% interest in the total equity of Citco III Limited ("Citco").
(3) We own 20.0% of the common shares in Monument Re as well as different classes of preferred shares which have fixed dividend yields and whose balances are included in the Investment amount.

Enstar Group Limited | 2021 Form 10-K                 142

Item 8 | Notes to Consolidated Financial Statements | Note 6. Investments

Summarized Financial Information
The following is the aggregated summarized financial information of our equity method investees, including those for which the fair value option was elected and would otherwise be accounted for as an equity method investment, and may be presented on a lag due to the availability of financial information from the investee:

	2021	2020
	(in millions of U.S. dollars)
Balance Sheet
Total assets	$45,741	$35,913
Total liabilities	33,858	27,469

	2021	2020	2019
	(in millions of U.S. dollars)
Operating Results
Total income	$9,190	$6,093	$5,848
Total expenses	8,098	5,234	5,609
Net income	$1,092	$859	$239
The following table presents the carrying value by ownership percentage of our equity method investees, including those for which the fair value option was elected:

	2021		2020
	Equity Method Investments	Fair Value Option	Equity Method Investments	Fair Value Option
	(in millions of U.S. dollars)
Ownership percentage
100%	$—	$—	$—	$—
20%-99%	493	828	832	517
3%-19%	—	749	—	202
Total	$493	$1,577	$832	$719
Funds Held
Funds Held - Directly Managed
The following table summarizes the components of the funds held - directly managed as of December 31, 2021 and 2020:

	2021	2020
	(in millions of U.S. dollars)
Short-term and fixed maturity investments, trading	$2,806	$1,060
Cash and cash equivalents	188	9
Other assets	13	6
	$3,007	$1,075
Enstar Group Limited | 2021 Form 10-K                 143

Item 8 | Notes to Consolidated Financial Statements | Note 6. Investments

The following table summarizes the short-term and fixed maturity investment components of funds held - directly managed44 as of December 31, 2021 and 2020:

	2021			2020
	Funds held - Directly Managed - Fair Value Option	Funds held - Directly Managed - Variable Return	Total	Funds held - Directly Managed - Fair Value Option	Funds held - Directly Managed - Variable Return	Total
	(in millions of U.S. dollars)
Short-term and fixed maturity investments, at amortized cost	$—	$2,815	$2,815	$107	$859	$966
Net unrealized gains (losses):
Change in fair value - fair value option accounting	—	—	—	10	—	10
Change in fair value - embedded derivative accounting	—	14	14	—	84	84
Change in fair value (1)	—	(23)	(23)	—	—	—
Short-term and fixed maturity investments within funds held - directly managed, at fair value	$—	$2,806	$2,806	$117	$943	$1,060
(1) Is clearly and closely related to the host contract.
Funds Held by Reinsured Companies
As of December 31, 2021 and 2020, we had funds held by reinsured companies of $2.3 billion and $636 million, respectively. The increase from December 31, 2020 was primarily driven by the acquisition of Enhanzed Re and transactions with AXA Group and Hiscox.
Net Investment Income
Major categories of net investment income for the years ended December 31, 2021, 2020 and 2019 are summarized as follows:

	2021	2020	2019
	(in millions of U.S. dollars)
Fixed maturity investments	$191	$199	$219
Short-term investments and cash and cash equivalents	—	5	15
Funds held	57	34	22
Funds held – directly managed	28	34	38
Investment income from fixed maturities and cash and cash equivalents	276	272	294
Equity investments	32	20	16
Other investments(1)	41	27	12
Investment income from equities and other investments	73	47	28
Gross investment income	349	319	322
Investment expenses	(37)	(16)	(14)
Net investment income	$312	$303	$308
(1) Effective April 1, 2021, the InRe Fund was consolidated by us and subsequently liquidated by December 31, 2021. Refer to Note 13 for additional information. Prior to April 1, 2021, all income or loss from the InRe Fund was determined by the change in net asset value (NAV) of our holdings in the fund, which was included within net realized and unrealized gains (losses) from other investments.

44 Refer to the sections above for details of the short-term and fixed maturity investments within our funds held - directly managed portfolios.
Enstar Group Limited | 2021 Form 10-K                 144

Item 8 | Notes to Consolidated Financial Statements | Note 6. Investments

Net Realized and Unrealized Gains (Losses)
Components of net realized and unrealized gains (losses) for the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
	(in millions of U.S. dollars)
Net realized gains (losses) on sale:
Gross realized gains on fixed maturity securities, AFS	$19	$26	$5
Gross realized losses on fixed maturity securities, AFS	(13)	(8)	(1)
Increase in allowance for expected credit losses on fixed maturity securities, AFS	(10)	—	—
Net realized gains recognized on equity securities sold during the period	9	1	1
Other investments (1)	66	—	—
Net realized investment losses on investment derivatives	(132)	—	—
Total net realized (losses) gains on sale	$(61)	$19	$5
Net unrealized (losses) gains:
Fixed maturity securities, trading	(144)	228	423
Fixed maturity securities in funds held - directly managed	(62)	60	89
Net unrealized gains (losses) recognized on equity securities still held at the reporting date	146	(2)	54
Other investments (1)	259	1,336	441
Investment derivatives	(21)	1	—
Total net unrealized gains	$178	$1,623	$1,007
(1) Effective April 1, 2021, the InRe Fund was consolidated by us and subsequently liquidated by December 31, 2021. Refer to Note 13 for additional information. Prior to April 1, 2021, all income or loss from the InRe Fund was determined by the change in net asset value (NAV) of our holdings in the fund, which was included within net realized and unrealized gains (losses) from other investments.
The gross realized gains and losses on AFS investments included in the table above resulted from sales of $2.5 billion, $2.0 billion and $303 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The unrealized gains for 2020 primarily comprised unrealized gains of $1.2 billion attributable to the InRe Fund. These unrealized gains were driven by strong performance in equity markets across multiple sectors, including consumer discretionary, communication services, information technology and consumer staples.
We have presented all net recognized gains and losses on fixed maturity trading and the fixed maturities within our funds held-directly managed for the years ended December 31, 2021, 2020 and 2019 within net unrealized gains in the table above. This is a change to our previous presentation which split recognized gains between net realized (losses) gains on sale and net unrealized gains. This change had no impact to net earnings for the years ended December 31, 2020 and 2019. This change also resulted in a revision to the presentation of realized losses and gains on sale of investments and unrealized gains on investments within the consolidated statements of cash flows for the years ended December 31, 2020 and 2019.

Enstar Group Limited | 2021 Form 10-K                 145

Item 8 | Notes to Consolidated Financial Statements | Note 6. Investments

Reconciliation to the Consolidated Statements of Comprehensive Income
The following table provides a reconciliation of the gross realized gains and losses and credit recoveries (losses) on our AFS fixed maturity debt securities that arose during the years ended December 31, 2021, 2020 and 2019 within our continuing and discontinued operations and the offsetting reclassification adjustments included within our consolidated statements of comprehensive income:

	2021	2020	2019
	(in millions of U.S. dollars)
Included within continuing operations:
Gross realized gains on fixed maturity securities, AFS	$19	$26	$5
Gross realized losses on fixed maturity securities, AFS	(13)	(8)	(1)
Tax effect	—	(1)	—
Included within discontinued operations:
Gross realized gains on fixed maturity securities, AFS	—	1	—
Total reclassification adjustment for net realized gains (losses) included in net earnings	$6	$18	$4
Included within continuing operations:
Credit losses on fixed maturity securities, AFS	$(10)	$—	$—
Included within discontinued operations:
Credit recoveries on fixed maturity securities, AFS	$—	$1	$—
Total reclassification adjustment for change in allowance for credit losses recognized in net earnings	$(10)	$1	$—
Restricted Assets
We utilize trust accounts to collateralize business with our (re)insurance counterparties. We are also required to maintain investments and cash and cash equivalents on deposit with regulatory authorities and Lloyd's to support our (re)insurance operations. The investments and cash and cash equivalents on deposit are available to settle (re)insurance liabilities. Collateral generally takes the form of assets held in trust, letters of credit or funds held. The assets used as collateral are primarily highly rated fixed maturity securities. The carrying value of our restricted assets, including restricted cash of $446 million and $472 million, as of December 31, 2021 and 2020, respectively, was as follows:

	2021	2020
	(in millions of U.S. dollars)
Collateral in trust for third party agreements	$6,100	$4,925
Assets on deposit with regulatory authorities	196	131
Collateral for secured letter of credit facilities	94	105
FAL (1)	431	261
	$6,821	$5,422
(1) Our businesses included two (2020: three) Lloyd's syndicates as at December 31, 2021. Lloyd's determines the required capital principally through the annual business plan of each syndicate. This capital is referred to as FAL and will be drawn upon in the event that a syndicate has a loss that cannot be funded from other sources. We also utilize unsecured letters of credit for FAL, as described in Note 16.
Enstar Group Limited | 2021 Form 10-K                 146

Item 8 | Notes to Consolidated Financial Statements | Note 7. Derivative and Hedging Instruments

7. DERIVATIVES AND HEDGING INSTRUMENTS

We use derivative instruments in our risk management strategies and investment operations.
Foreign currency forward exchange rate contracts are used in qualifying hedging relationships to hedge the foreign currency exchange rate risk associated with certain of our net investments in foreign operations.
We also utilize foreign currency forward contracts in non-qualifying hedging relationships as part of our overall foreign currency risk management strategy or to obtain exposure to a particular financial market, as well as for yield enhancement and collectively managing credit and duration risk.
From time to time we may also utilize credit default swaps to both hedge and replicate credit exposure and government bond futures contracts for interest rate management.
The following table presents the gross notional amounts and estimated fair values of our derivatives recorded within other assets and liabilities on the consolidated balance sheets as of December 31, 2021 and 2020:

	2021			2020
		Fair Value			Fair Value
	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
	(in millions of U.S. dollars)
Derivatives designated as hedging instruments
Foreign currency forward contracts	$618	$—	$7	$604	$1	$29

Derivatives not designated as hedging instruments
Foreign currency forward contracts	498	2	—	134	3	5
Others	17	—	10	2	—	—
Total	$1,133	$2	$17	$740	$4	$34
The following table presents the net gains and losses deferred in the cumulative translation adjustment account, which is a component of AOCI in shareholders' equity, relating to our qualifying hedges and the net gains and losses included in earnings relating to our non-qualifying hedges for the years ended December 31, 2021, 2020 and 2019:

	Amount of Gains (Losses)
	2021	2020	2019
	(in millions of U.S. dollars)
Derivatives designated as hedging instruments
Foreign currency forward contracts	$24	$(30)	$(15)

Derivatives not designated as hedging instruments
Foreign currency forward contracts	(4)	(2)	13

Enstar Group Limited | 2021 Form 10-K                 147

Item 8 | Notes to Consolidated Financial Statements | Note 8. Reinsurance Balances Recoverable on Paid and Unpaid Losses

8. REINSURANCE BALANCES RECOVERABLE ON PAID AND UNPAID LOSSES

The following tables provide the total reinsurance balances recoverable on paid and unpaid losses.

	December 31, 2021	December 31, 2020
	(in millions of U.S. dollars)
Recoverable from reinsurers on unpaid:
Outstanding losses and IBNR	$1,367	$1,850
ULAE	7	17
Fair value adjustments - acquired companies	(8)	(16)
Fair value adjustments - fair value option	(34)	(21)
Total reinsurance reserves recoverable	1,332	1,830
Paid losses recoverable	185	259
Total	$1,517	$2,089

Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable on paid and unpaid losses	$1,085	$1,568
Reinsurance balances recoverable on paid and unpaid losses - fair value option	432	521
Total	$1,517	$2,089
Certain of our subsidiaries and assumed portfolios, prior to acquisition, used retrocessional agreements to reduce their exposure to the risk of (re)insurance assumed.
The fair value adjustments, determined on acquisition of (re)insurance subsidiaries, are based on the estimated timing of loss and LAE recoveries and an assumed interest rate equivalent to a risk free rate for securities with similar duration to the acquired reinsurance balances recoverable on paid and unpaid losses plus a spread for credit risk, and are amortized over the estimated recovery period, as adjusted for accelerations in timing of payments as a result of commutation settlements45.
As of December 31, 2021 and 2020, we had reinsurance balances recoverable on paid and unpaid losses of $1.5 billion and $2.1 billion, respectively. The decrease of $0.6 billion was primarily due to the elimination of intercompany cessions on consolidation of Enhanzed Re and cash collections, partially offset by assumed ceded assets relating to CNA and Syndicate 609.
Top Ten Reinsurers

	December 31, 2021		December 31, 2020
	Total	%	Total	%
	(in millions of U.S. dollars)
Top 10 reinsurers	$1,002	66.1%	$1,365	65.3%
Other reinsurers > $1 million	491	32.4%	697	33.4%
Other reinsurers < $1 million	24	1.5%	27	1.3%
Total	$1,517	100.0%	$2,089	100.0%
45The determination of the fair value adjustments on the retroactive reinsurance contracts for which we have elected the fair value option is described in Note 12.
Enstar Group Limited | 2021 Form 10-K                 148

Item 8 | Notes to Consolidated Financial Statements | Note 8. Reinsurance Balances Recoverable on Paid and Unpaid Losses

	December 31, 2021	December 31, 2020
	(in millions of U.S. dollars)
Information regarding top ten reinsurers:
Number of top 10 reinsurers rated A- or better	8	7
Number of top 10 non-rated reinsurers (1)	2	3

Reinsurers rated A- or better in top 10	$747	$864
Non-rated reinsurers in top 10 (1)	255	501
Total top 10 reinsurance recoverables	$1,002	$1,365

Single reinsurers that represent 10% or more of total reinsurance balance recoverables as of December 31, 2021 and 2020:

Lloyd's Syndicates (2)	$256	$331
Michigan Catastrophic Claims Association(3)	$210	$229
(1) The reinsurance balances recoverable from non-rated top 10 reinsurers was comprised of:
•$210 million and $229 million as of December 31, 2021 and December 31, 2020 respectively, due from a U.S. state backed reinsurer that is supported by assessments on active auto writers operating within the state;
•$45 million as of December 31, 2021 due from a U.S. Workers' Compensation Reinsurance Pool that is secured through an allocation to insurers actively writing workers' compensation in the covered state;
•$74 million as of December 31, 2020 due from a reinsurer who has provided us with security in the form of pledged assets in trust for the full amount of the recoverable balance. The reinsurer subsequently received an A- rating by A.M. Best and the collateral was released; and
•$208 million as of December 31, 2020 due from Enhanzed Re to whom some of our subsidiaries have retroceded their exposures through quota share reinsurance agreements46. Effective September 1, 2021, Enhanzed Re was consolidated by us (previously accounted for as an equity method investment) and all intercompany transactions and balances between Enhanzed Re and Enstar were eliminated upon consolidation.
(2) Lloyd's Syndicates are rated A+ by Standard & Poor's and A by A.M. Best.
(3) U.S. state backed reinsurer that is supported by assessments on active auto writers operating within the state.
The table below provides a reconciliation of the beginning and ending allowance for estimated uncollectible reinsurance balances for the years ended December 31, 2021 and 2020:

	2021	2020
	(in millions of U.S. dollars)
Allowance for estimated uncollectible reinsurance, beginning of year	$137	$148
Current period change in the allowance	1	—
Write-offs charged against the allowance	—	(10)
Recoveries collected	(2)	(1)
Allowance for estimated uncollectible reinsurance, end of year	$136	$137
46 As discussed in Note 22.
Enstar Group Limited | 2021 Form 10-K                 149

Item 8 | Notes to Consolidated Financial Statements | Note 9. Losses and Loss Adjustment Expenses

9. LOSSES AND LOSS ADJUSTMENT EXPENSES

The liability for losses and LAE, also referred to as loss reserves, represents our gross estimates before reinsurance for unpaid reported losses (Outstanding Loss Reserves, or "OLR") and includes losses that have been incurred but not yet reported ("IBNR") using a variety of actuarial methods. We recognize an asset for the portion of the liability that we expect to recover from reinsurers. LAE reserves include allocated LAE ("ALAE") and unallocated LAE ("ULAE"). ALAE are linked to the settlement of an individual claim or loss, whereas ULAE are based on our estimates of future costs to administer the claims. IBNR includes amounts for unreported claims, development on known claims and reopened claims.
Our loss reserves cover multiple lines of business, including asbestos, environmental, general casualty, workers' compensation, marine, aviation and transit, construction defect, professional indemnity/directors and officers, motor, property and other non-life lines of business.

Enstar Group Limited | 2021 Form 10-K                 150

Item 8 | Notes to Consolidated Financial Statements | Note 9. Losses and Loss Adjustment Expenses

The table below provides a consolidated reconciliation of the beginning and ending liability for losses and LAE.

	2021	2020	2019
	(in millions of U.S. dollars)
Balance as of January 1	$10,593	$9,868	$9,049
Losses and LAE relating to SGL No.1 (1)	255	—	—
Reinsurance reserves recoverable (2)	(1,830)	(1,928)	(1,708)
Reinsurance reserves recoverable relating to SGL No. 1 (1)	(90)	—	—
DCAs on retroactive reinsurance	(219)	(260)	(89)
Cumulative effect of change in accounting principle on the determination of the allowance for estimated uncollectible reinsurance balances	—	(1)	—
Net balance as of January 1	8,709	7,679	7,252
Net incurred losses and LAE:
Current period:
Increase in estimates of net ultimate losses	168	388	576
Increase in provisions for ULAE	4	17	4
Total current period	172	405	580
Prior periods:
Reduction in estimates of net ultimate losses	(281)	(130)	(111)
Reduction in provisions for ULAE	(63)	(48)	(61)
Amortization of DCAs	120	43	38
Amortization of fair value adjustments	16	27	51
Changes in fair value - fair value option (3)	(75)	119	117
Total prior periods	(283)	11	34
Total net incurred losses and LAE	(111)	416	614
Net paid losses:
Current period	(29)	(72)	(179)
Prior periods	(1,402)	(1,413)	(1,609)
Total net paid losses	(1,431)	(1,485)	(1,788)
Other changes:
Effect of exchange rate movement	(63)	120	48
Acquired business (4)	1,098	—	1
Assumed business (5)	3,445	2,186	1,586
Ceded business	(92)	(155)	(33)
Reclassification to assets and liabilities held-for-sale	—	(217)	—
Total other changes	4,388	1,934	1,602
Net balance as of December 31	11,555	8,544	7,680
Reinsurance reserves recoverable (2)	1,332	1,830	1,928
DCAs on retroactive reinsurance	371	219	260
Balance as of December 31	$13,258	$10,593	$9,868

Reconciliation to Consolidated Balance Sheet:
Loss and loss adjustment expenses	$11,269	$8,140
Loss and loss adjustment expenses, at fair value	1,989	2,453
Total	$13,258	$10,593
(1)     This balance represents the gross up for our participation in Atrium's Syndicate 609 relating to the 2020 and prior underwriting years which is no longer eliminated on our consolidated financial statements following the completion of the Exchange Transaction on January 1, 2021.
(2)     Excludes paid losses recoverable.
(3) Comprises discount rate and risk margin components.
Enstar Group Limited | 2021 Form 10-K                 151

Item 8 | Notes to Consolidated Financial Statements | Note 9. Losses and Loss Adjustment Expenses

(4)     2021 acquired business of $1.1 billion includes $842 million of third party loss reserves and $257 million of loss reserves which are deemed to effectively settle balances relating to pre-existing relationships, the latter comprising of $286 million of reinsurance recoverables, partially offset by a deferred gain liability of $29 million, carried by two of our reinsurance subsidiaries. These pre-existing relationships were fair valued at $271 million in accordance with the acquisition method of accounting.
(5)     2021, 2020 and 2019 assumed business is net of DCAs of $243 million, $2 million and $211 million, respectively.

Prior Period Development (“PPD”)
Reduction in Estimates of Net Ultimate Losses
The following table summarizes the reduction in estimates of net ultimate losses related to prior years by segment and line of business:

	2021	2020	2019
	(in millions of U.S. dollars)
Run-off segment:
Asbestos	$(16)	$(19)	$7
Environmental	7	(13)	15
General casualty	116	(26)	(7)
Workers' compensation	(234)	(183)	(136)
Marine, aviation and transit	(47)	(31)	(20)
Construction defect	(33)	8	(1)
Professional indemnity/Directors and Officers	(31)	(12)	(39)
Motor	43	148	(37)
Property	(45)	(17)	13
All Other	(37)	18	(14)
Total Run-off segment	(277)	(127)	(219)
Total Enhanzed Re segment	—	—	—
Total Legacy Underwriting segment	(4)	(3)	108
Total	$(281)	$(130)	$(111)
2021:
Prior period net incurred losses and LAE additionally includes $120 million for the amortization of DCA, including $71 million in cumulative effect adjustments relating to recent acquisition years as a result of PPD primarily in our General Casualty, Workers’ compensation and Other lines of business.
The reduction in estimates of net ultimate losses of $281 million related to prior periods was primarily driven by net favorable development in the following lines of business:
•Workers’ Compensation - The workers' compensation line of business experienced a $234 million favorable development as a result of reduced claims activity and favorable settlements on open claims in 2011 & prior accident years in one portfolio as well as recent 2015 - 2018 accident years on another.
During 2021, we also completed 15 commutations that resulted in a net reduction of ultimate losses of $10 million in our workers' compensation line of business.
•General Casualty - The experience in the general casualty reserves was adverse by $116 million. This was partially due to an increase in opioid exposure from our 2020 acquisition year and increased expectations of latent claims and a lengthening of the payment pattern related to our 2019 acquisition year.
During 2021, we also completed 18 commutations that resulted in a net reduction of ultimate losses of $2 million in our general casualty line of business.
•Marine, Aviation and Transit - The marine, aviation and transit line of business experienced a $47 million reduction in estimates of net ultimate losses due to favorable experience across a variety of claim types.
Enstar Group Limited | 2021 Form 10-K                 152

Item 8 | Notes to Consolidated Financial Statements | Note 9. Losses and Loss Adjustment Expenses

During 2021, we also completed 4 commutations that resulted in a net increase of ultimate losses of $1 million in our marine, aviation and transit line of business.
•Motor - The experience in the motor line was adverse by $43 million due to higher-than-expected claims severity relating to our 2020 acquisition year.
2020: The reduction in estimates of net ultimate losses of $130 million related to prior years was primarily driven by the Run-off segment which experienced a reduction in estimates of net ultimate losses of $127 million primarily related to the following lines of business:
•Workers’ Compensation - The workers' compensation line of business experienced a $183 million reduction in estimates of net ultimates losses as a result of favorable actual development versus expected development across nearly all of our acquired companies and assumed portfolios.
During 2020, we paid net losses of $143 million and released case and LAE reserves of $177 million. This represents a decline in reported losses of $34 million for the year.
As a result of the favorable claims development, we recorded a release of $149 million primarily attributed to a settlement of an outwards reinsurance agreement resulting in the reduction in gross ultimate losses inuring to our benefit.
During 2020, we also completed 10 commutations that resulted in a net reduction of ultimate losses of $11 million in our workers' compensation line of business.
•Motor - The experience in the motor line was adverse by $148 million due to higher than expected severity related to a recent assumed LPT transaction. The case reserves were significantly strengthened when we transferred the claim handling to a new third-party administrator with specialist experience in commercial automobile exposures.
2019: The reduction in estimates of net ultimate losses of $111 million related to prior years was primarily driven by the Run-off segment which experienced a reduction in estimates of net ultimate losses of $219 million, partially offset by the Legacy Underwriting segment which experienced an increase in estimates of net ultimate losses of $108 million due to our strategy to exit certain lines of business in 2019.
The favorable development in our Run-off segment primarily related to the following line of business:
•Workers' Compensation - A $136 million reduction in estimates of net ultimate losses in our workers' compensation line of business arose across multiple portfolios, where reported loss development was generally significantly less than expected development.
The lower than expected actual development was driven by significant proactive settlement activity on individual claimants where we were able to settle claims lower than the case reserve estimates. For example, in two of our portfolios we observed favorable reported loss development, where we paid $39 million in loss payments to release a corresponding $54 million of associated case reserves for $14 million in favorable reported loss development.
These settlement activities and the favorable actual loss development versus expected loss development, led to a change in the actuarial assumptions in the annual reserve study that reflect this favorable loss development.
During 2019, we also completed 6 commutations across several workers' compensation portfolios that contributed to a $6 million reduction in estimates of net ultimate losses.
Changes in Fair Value - Fair Value Option
During 2021, 2020 and 2019, changes in the fair value of liabilities related to assumed retroactive reinsurance agreements for which we have elected the fair value option of $(75) million, $119 million and $117 million, respectively, was primarily driven by an increase in corporate bond yields in 2021 and narrowing credit spreads in corporate bond yields in 2020 and 2019.
Enstar Group Limited | 2021 Form 10-K                 153

Item 8 | Notes to Consolidated Financial Statements | Note 9. Losses and Loss Adjustment Expenses

Reconciliation of the Net Liability for Losses and LAE, Prior to the Provision for Bad debt to the Gross Liability for Losses and LAE included in the Consolidated Balance Sheet
The table below presents the reconciliation of the loss development tables disclosed further below to the liability for losses and LAE in the consolidated balance sheet.

	December 31, 2021
	Net Liability for Losses and LAE, Prior to Provision for Bad Debt	Provision for Bad Debt	Net Liability for Losses and LAE	Reinsurance Recoverable on Liabilities for Losses and LAE	Gross Liabilities for Losses and LAE
	(in millions of U.S. dollars)
Presented in the loss development tables:
Run-off segment:
Asbestos	$1,876	$22	$1,898	$80	$1,978
General casualty	3,362	7	3,369	130	3,499
Workers' compensation	2,628	1	2,629	273	2,902
Professional indemnity/Directors and Officers	1,334	2	1,336	229	1,565
Motor	529	2	531	214	745
Excluded from the loss development tables:
Run-off segment:
Environmental	357	3	360	20	380
Marine, aviation and transit	415	3	418	107	525
Construction defect	131	—	131	1	132
Property	256	2	258	177	435
Other	455	4	459	76	535
Total Run-off segment OLR and IBNR	11,343	46	11,389	1,307	12,696
Enhanzed Re segment OLR and IBNR	179	—	179	—	179
Legacy Underwriting segment OLR and IBNR	153	—	153	60	213
ULAE	418	—	418	7	425
Fair value adjustments - acquired companies	(106)	—	(106)	(8)	(114)
Fair value adjustments - fair value option	(107)	—	(107)	(34)	(141)
Total	11,880	46	11,926	$1,332	$13,258
DCAs on retroactive reinsurance	(371)	—	(371)
Total	$11,509	$46	$11,555
Loss Development Information
Methodology for Establishing Reserves (Excluding Asbestos and Environmental Claims)
We perform our analysis of loss reserves and IBNR by each portfolio that we have acquired. Exposures for each portfolio are separated into homogenous reserving classes, generally lines of business, within each portfolio. Each reserving class contains either direct insurance or assumed reinsurance reserves and groups of relatively similar types of risks and exposures and lines of business written.
Based upon the exposure characteristics and the nature of available data for each individual reserving class, we select loss development extrapolation methods to calculate an estimate of ultimate losses.
We establish our recorded reserves as an estimate of unpaid losses for each class primarily by utilizing actuarial expertise and projection methods. The actuarial methodologies are selected after consideration of exposure characteristics, data limitations, and strengths and weaknesses of each method applied.
We use generally accepted actuarial methodologies to estimate ultimate losses and LAE, including:
Enstar Group Limited | 2021 Form 10-K                 154

Item 8 | Notes to Consolidated Financial Statements | Note 9. Losses and Loss Adjustment Expenses

•Cumulative Reported and Paid Loss Development Methods: The Cumulative Reported (Case Incurred) Loss Development method estimates ultimate losses by multiplying cumulative reported losses (paid losses plus case reserves) by a cumulative development factor.
Historical "age-to-age" loss development factors (“LDFs”) are calculated to measure the relative development of an accident year from one maturity point to the next. Age-to-age LDFs are then selected based on these historical factors. The selected age-to-age LDFs are used to project the ultimate losses.
The Cumulative Paid Loss Development Method is mechanically identical to the Cumulative Reported Loss Development Method described above, but the paid method does not rely on case reserves or claim reporting patterns in making projections.
•Incremental Reported and Paid Loss Development Methods: Incremental incurred and paid analyses are performed in cases where cumulative data is not available. The concept of the incremental loss development methods is similar to the cumulative loss development methods described above, in that the pattern of historical paid or incurred losses is used to project the remaining future development.
•IBNR-to-Case Outstanding Method: This method requires the estimation of consistent cumulative paid and reported (case) incurred loss development patterns and age-to-ultimate LDFs, either from data that is specific to the segment being analyzed or from applicable benchmark or industry data. These patterns imply a specific expected relationship between IBNR, including both development on known claims (bulk reserve) and losses on true late reported claims, and reported case incurred losses.
•Bornhuetter-Ferguson Expected Loss Projection Reported and Paid Methods: The Bornhuetter-Ferguson Expected Loss Projection method produces expected unreported losses by multiplying the expected losses, which are based on initial selected ultimate loss ratios by year, by the unreported percentage. The unreported percentage is calculated as one minus the reciprocal of the selected cumulative incurred LDFs. Finally, the expected unreported losses are added to the current reported losses to produce ultimate losses.
The calculations underlying the Bornhuetter-Ferguson Expected Loss Projection method based on paid loss data are similar to the Bornhuetter-Ferguson calculations based on reported losses, with the exception that paid losses and unpaid percentages replace reported losses and unreported percentages.
•Reserve Run-off Method: This method first projects the future values of case reserves for all underwriting years to future ages of development by selecting a run-off pattern of case reserves based on the observed run-off ratios at each age of development. Once the ratios have been selected, they are used to project the future values of case reserves.
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
We also consider additional information, such as, but not limited to, changes in the legal, regulatory and judicial environment; medical cost trends and general inflation; and adjust the estimate of ultimate losses as deemed necessary.
Paid-to-date losses are then deducted from the estimate of ultimate losses and LAE to arrive at an estimated total loss reserve, and reported outstanding case reserves are then deducted from estimated total loss reserves to calculate the estimated IBNR reserve.
These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. We generally perform a full review of each portfolio annually and additionally we perform interim reviews quarterly to ascertain whether changes to claims paid or case reserve amounts have varied from our expectations developed during the last annual reserve review. In this event, we consider the timing and magnitude of the actual versus expected development and may record an interim adjustment to our recorded reserves.
Enstar Group Limited | 2021 Form 10-K                 155

Item 8 | Notes to Consolidated Financial Statements | Note 9. Losses and Loss Adjustment Expenses

Asbestos and Environmental Reserving Methodologies
The ultimate losses from A&E claims cannot be estimated using traditional actuarial reserving techniques that extrapolate losses to an ultimate basis using loss development. Claims are spread across multiple policy years, generally from 1985 and prior, based on the still evolving case law in each jurisdiction, making historical development patterns unreliable to forecast the future claim payments.
As such, we estimate IBNR reserves for each of our portfolios with A&E exposures separately using the following methodologies:
•Paid Survival Ratio Method: In this method, our historical calendar year payments are examined to determine an expected future annual average payment amount. This amount is multiplied by an expected number of future payment years to estimate a reserve.
Trends in calendar year payment activity are considered when selecting an expected future annual average payment amount and accepted industry benchmarks are used in determining an expected number of future payment years.
•Paid Market Share Method: In this method, our estimated market share is applied to the industry estimated unpaid losses or estimate of industry ultimate losses. The ratio of our historical calendar year payments to industry historical calendar year payments is examined to estimate our market share. This ratio is then applied to the estimate of industry unpaid losses or estimate of industry ultimate losses.
•Reserve-to-Paid Method: In this method, the ratio of estimated industry reserves to industry paid-to-date losses is multiplied by our paid-to-date losses to estimate our reserves.
•IBNR - Case Ratio Method: In this method, the ratio of estimated industry IBNR reserves to industry case reserves is multiplied by our case reserves to estimate our IBNR reserves.
•Ultimate-to-Incurred Method: In this method, the ratio of estimated industry ultimate losses to industry incurred-to-date losses is applied to our incurred-to-date losses to estimate our IBNR reserves.
•Decay Factor Method: In this method, a decay factor is directly applied to our payment data to estimate future payments. The decay factors were selected based on a review of our own decays and industry decays.
•Asbestos Ground-up Exposure Analysis Using Frequency-Severity Method: This method is used when we have policy and claim data at the defendant or claimant level. In a frequency-severity method there are two components that need to be estimated, namely, (1) the number of claims that will ultimately be settled with payment and (2) the severity of these claims including legal costs.
The estimate of future settled claims is based on the historical claim filing rates, historical claim dismissal rates, current pending claims and epidemiological forecasts of asbestos disease incident for future claim filings.
The net liability for unpaid losses and LAE as of December 31, 2021 and 2020 included $2.3 billion and $1.9 billion, respectively, which represented an estimate of the net ultimate liability for A&E claims. The gross liability for such claims as of December 31, 2021 and 2020 was $2.4 billion and $2.1 billion, respectively.
The increase of $407 million and $277 million on a net and gross basis, respectively, in 2021 was primarily due the Step Acquisition of Enhanzed Re where business previously ceded to Enhanzed Re was no longer eliminated upon consolidation, partially offset by net paid losses during the year.
Disclosures of Incurred and Paid Loss Development, IBNR, Claims Counts and Payout Percentages
The loss development tables set forth our historic incurred and paid loss development through December 31, 2021, net of reinsurance, as well as the cumulative number of reported claims, IBNR balances, and other supplementary information for our segment lines of business with material net losses and LAE balances as of December 31, 2021.
The following factors are relevant to the loss development information presented in the tables below:
•Level of Disaggregation: In addition to accident year, we have disaggregated the information in the loss development tables by segment, line of business and acquisition year. We have presented only the last 10 years of portfolio acquisitions as we believe that the current activity on the preceding acquisition years is not meaningful. We have presented only our Run-off segment as we retain no net economic interest in the activity
Enstar Group Limited | 2021 Form 10-K                 156

Item 8 | Notes to Consolidated Financial Statements | Note 9. Losses and Loss Adjustment Expenses

of our Legacy Underwriting segment. We have not presented empty rows where we did not acquire any business for that combination of line of business, acquisition and accident year.
We present acquisition year information so that the impact of take-on positions from acquired and assumed business (as described below) is additionally separated and provides a consistent trend of the development of our ultimate loss reserves.
•StarStone International: In 2014, we acquired an active underwriting business, Starstone Group. In 2020, we sold the StarStone US business and effective January 1, 2021, StarStone International reserves totaling $955 million were transferred from the Legacy Underwriting segment to the Run-off segment.
As such, on a prospective basis we have separately presented the Starstone International loss development tables on a standalone basis from the date of acquisition (April 2014). Additionally, the loss development information for StarStone International has been included in the Run-off segment loss development tables as an acquisition in 2021. In both instances, we have aligned the StarStone International lines of business with the Run-off segment lines of business.
•Cessions to Enhanzed Re: Following the Step Acquisition of Enhanzed Re, the Run-off segment business previously ceded to Enhanzed Re was no longer eliminated upon consolidation. As such, the loss development disclosures presented for the Run-off segment have been restated to exclude the historical incurred and paid loss development related to these cessions.
•Acquired and Assumed Business: Acquired and assumed net reserves arising from business acquisitions and retroactive reinsurance agreements are included in the loss development tables on a prospective basis as the loss reserves are effectively re-underwritten at the date that they are acquired or assumed.
We believe that the historical loss development prior to our acquisition is not relevant with respect to our own experience managing these acquired loss reserves. Furthermore, the information required to prepare the loss development disclosures on a retrospective basis is not always available to us or reliable.
•Commutations and Policy Buybacks: The loss development tables include the net incurred effect of agreeing a commutation or policy buyback in the year in which the commutation or policy buyback is contractually agreed and the related settlement in the year in which it is paid or received.
We do not recast prior years to remove commuted or bought back claims, since this practice would eliminate any historical favorable or adverse development we may have experienced on the commuted loss and LAE reserves.
•Net Liabilities for Losses and LAE and Net Paid Losses and LAE: The loss development tables include reported case reserves and IBNR liabilities as well as cumulative paid losses, both of which include ALAE and are net of reinsurance recoveries.
The loss development tables exclude ULAE, fair value adjustments related to both business acquisitions and retroactive reinsurance agreements for which we have elected the fair value option as well as DCAs.
•PPD: PPD included in the loss development tables is calculated as follows: i) for acquisition years 2020 and prior, subtract the 2020 calendar year net cumulative incurred losses and ALAE from the 2021 calendar year for all accident years excluding 2021; and ii) add the result of subtracting the 2021 acquisition year net reserves acquired from the 2021 net cumulative incurred losses and ALE for all accident year excluding 2021.
•Foreign Exchange: The loss development tables exclude the impact of foreign exchange rates. Historical amounts are disclosed on a constant-currency basis, which is achieved by using constant foreign exchange rates between years in the loss development tables, and translating prior year amounts denominated in currencies other than the U.S. dollar, which is our reporting currency, using the closing exchange rates as of December 31, 2021.
•Reported Claim Counts: Reported claim counts are included in the loss development tables on a cumulative basis. We measure claim frequency information on an individual claim count basis as follows:
◦The claim frequency information includes direct and assumed open and closed claims at the claimant level. Reported claims that are closed without a payment are included within our cumulative number of reported claims because we typically incur claim adjustment expenses on them prior to their closure.
Enstar Group Limited | 2021 Form 10-K                 157

Item 8 | Notes to Consolidated Financial Statements | Note 9. Losses and Loss Adjustment Expenses

◦The claim count numbers exclude counts related to claims within policy deductibles where the insured is responsible for the payment of losses within the deductible layer.
◦Individual claim counts related to certain assumed reinsurance contracts such as excess-of-loss and quota share treaties are not available to us, and the losses arising from these treaties have been treated as single claims for the purposes of determining claim counts. Therefore, each treaty year within the reinsurance contract is deemed a single claim because the detailed underlying individual claim information is generally not reported to us by our cedants.
◦For certain insurance facilities and business produced or managed by managing general agents, coverholders and third party administrators where the underlying claims data is reported to us in an aggregated format, the information necessary to provide cumulative claims frequency is not available. In such cases, we typically record a “block” claim in our system.
Our reported claim frequency information is subject to the following inherent limitations when analyzing our loss experience and severity:
◦Claim counts are presented only on a reported and not on an ultimate basis. Reported claim counts include open claims which have outstanding reserves but excludes claim counts that may relate to IBNR. As such the reported claims are consistent with reported losses, which can be calculated by subtracting IBNR losses from incurred losses. However, the reported claim counts are inconsistent with the losses in the incurred loss development tables, which include IBNR losses, and to losses in the paid loss development tables, which exclude outstanding reserves.
◦Reported claim counts have not been adjusted for ceded reinsurance, which may distort any measures of frequency or severity.
◦For lines of business that have a mix of primary and excess layer exposures, such as our general casualty and workers’ compensation lines of business, the reported claim counts may fluctuate from period to period between exposure layers, thereby distorting any measure of frequency and severity.
◦The use of our reported claim frequency information to project ultimate loss payouts by disaggregated disclosure category or line of business may not be as meaningful as claim count information related to individual contracts at a more granular level.
•Annual Percentage Payout: Annual percentage payout disclosures are based on the payout of claims by age, net of reinsurance. Claim age reflects the number of years that have lapsed since the original acquisition to the date the claim is paid, or in the case of StarStone International, the number of years that have lapsed since the claim’s accident year to the date the claims is paid.
There may be occasions where, due to our claims management strategies (including commutations and policy buybacks) or due to the timing of claims payments relative to the associated recovery, the cash received from reinsurance recoveries is greater than the cash paid out to our claimants, (i.e. a net recovery rather than a net payout for a particular calendar year), thereby resulting in a negative annual percentage payout for that calendar year.
•Supplemental Information: The information related to net incurred and paid loss development for all calendar years preceding the year ended December 31, 2021, as well as 2011 and prior accident year and all acquisition year information (including net acquired reserves and PPD), and the related historical average claims payout percentage disclosure is unaudited and is presented as supplementary information.

Enstar Group Limited | 2021 Form 10-K                 158

Item 8 | Notes to Consolidated Financial Statements | Note 9. Losses and Loss Adjustment Expenses

Run-off Segment
Asbestos
			Net cumulative incurred losses and allocated loss adjustment expenses									Year Ended December 31, 2021	As of December 31, 2021
			For the years ended December 31
Acquisition Year	Accident Year	Net Acquired Reserves	2013	2014	2015	2016	2017	2018	2019	2020	2021	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited										Unaudited
2013	2011 and Prior	$15	$15	$15	$14	$15	$15	$14	$10	$10	$10	$—	$5	214
2016	2011 and Prior	507				506	565	563	582	632	635	3	194	2,118
2017	2011 and Prior	957					885	825	864	856	840	(16)	550	5,382
2018	2011 and Prior	54						49	46	3	—	(3)	3	31
2019	2011 and Prior	366							367	354	356	2	156	2,060
2021	2011 and Prior	385									385	—	194	2,059
	Grand Total	$2,284									$2,226	$(14)	$1,102	11,864

Net cumulative paid losses and ALAE (from table below)											(534)
2012- 2021 acquisition years - net liabilities for losses and ALAE											1,692
2011 and prior acquisition years - net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years											184	(2)
Total net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years											$1,876	$(16)

Run-off Segment
Asbestos
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2013	2011 and Prior	$—	$—	$—	$1	$2	$2	$2	$3	$3
2016	2011 and Prior				20	71	124	183	228	267
2017	2011 and Prior					19	53	89	131	177
2018	2011 and Prior						(1)	(3)	(2)	(3)
2019	2011 and Prior							4	45	89
2021	2011 and Prior									1
	Grand Total									$534
Enstar Group Limited | 2021 Form 10-K                 159

Item 8 | Notes to Consolidated Financial Statements | Note 9. Losses and Loss Adjustment Expenses

Run-off Segment
Asbestos
	Annual Percentage Payout of Incurred Losses since Year of Acquisition, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9
Acquisition Year	Unaudited
2013	—%	—%	—%	10.00%	20.00%	20.00%	20.00%	30.00%	30.00%
2016	3.15%	11.18%	19.53%	28.82%	35.91%	42.05%
2017	2.26%	6.31%	10.60%	15.60%	21.07%
2018	—%	—%	—%	—%
2019	1.12%	12.64%	25.00%
2021	0.26%
Enstar Group Limited | 2021 Form 10-K                 160

Item 8 | Notes to Consolidated Financial Statements | Note 9. Losses and Loss Adjustment Expenses

Run-off Segment
General Casualty
			Net cumulative incurred losses and allocated loss adjustment expenses										Year Ended December 31, 2021	As of December 31, 2021
			For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited											Unaudited
2012	2011 and Prior	$81	$94	$86	$102	$90	$89	$87	$85	$86	$85	$85	$—	$3	6,493
2012	2012	—	—	—	—	—	—	—	—	—	—	—	—	—	1
2012	2013	—		—	—	—	—	—	—	—	—	—	—	—	4
2012	2014	—			—	—	—	—	—	—	—	—	—	—	2
2012	2016	—					—	—	—	—	—	—	—	—	1
2012	2018	—							—	—	—	—	—	—	2
2012	2019	—								—	—	—	—	—	1
2012	2020	—									—	—	—	—	3
	Total	81	94	86	102	90	89	87	85	86	85	85	—	3	6,507
2013	2011 and Prior	77		76	76	96	96	97	100	101	106	106	—	3	655
2013	2012	1		2	1	1	1	1	—	—	—	—	—	1	3
2013	2013	—		—	1	—	—	—	—	—	—	—	—	—	1
2013	2014	—			—	—	—	—	—	—	—	—	—	—	2
2013	2015	—				—	—	—	—	—	—	—	—	—	1
	Total	78		78	78	97	97	98	100	101	106	106	—	4	662
2014	2011 and Prior	38			52	48	48	49	49	50	56	49	(7)	1	726
2014	2012	15			18	23	28	24	22	21	22	20	(2)	1	152
2014	2013	10			9	10	9	9	13	14	11	10	(1)	1	74
2014	2014	—			1	1	—	1	1	2	2	1	(1)	—	3
2014	2015	—				—	—	—	—	—	—	—	—	—	2
2014	2016	—					—	—	—	—	—	—	—	—	1
2014	2017	—						—	—	—	—	—	—	—	1
	Total	63			80	82	85	83	85	87	91	80	(11)	3	959
2015	2011 and Prior	38				35	30	31	30	27	31	29	(2)	2	4,035
2015	2012	38				26	32	34	32	30	29	32	3	—	782
2015	2013	53				29	34	36	36	35	35	35	—	3	779
2015	2014	33				20	23	27	29	45	38	37	(1)	2	1,161
2015	2015	4				10	9	9	11	16	21	18	(3)	3	1,345
2015	2016	—					2	2	2	2	3	5	2	2	250
2015	2017	—						—	—	—	—	—	—	—	37
2015	2018	—							2	1	1	1	—	1	12
2015	2019	—								2	2	2	—	2	1
2015	2020	—									2	2	—	2	—
2015	2021	—										1	—	1	—
	Total	166				120	130	139	142	158	162	162	(1)	18	8,402
2016	2011 and Prior	—					4	9	9	8	6	5	(1)	—	1,764
	Total	—					4	9	9	8	6	5	(1)	—	1,764
2017	2011 and Prior	174						158	145	132	127	123	(4)	7	261
2017	2012	9						7	6	5	5	6	1	—	6
2017	2013	7						6	5	4	5	6	1	—	7
2017	2014	6						3	3	2	3	2	(1)	—	1
2017	2015	5						4	4	4	4	4	—	—	1
	Total	201						178	163	147	144	141	(3)	7	276
Enstar Group Limited | 2021 Form 10-K                 161

Item 8 | Notes to Consolidated Financial Statements | Note 9. Losses and Loss Adjustment Expenses

Run-off Segment
General Casualty
			Net cumulative incurred losses and allocated loss adjustment expenses										Year Ended December 31, 2021	As of December 31, 2021
			For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited											Unaudited
2018	2011 and Prior	102							82	80	83	82	(1)	9	45,716
2018	2012	24							24	21	20	17	(3)	1	1,979
2018	2013	57							53	48	44	47	3	1	2,201
2018	2014	53							50	49	45	46	1	4	2,194
2018	2015	96							92	94	92	93	1	9	3,211
2018	2016	65							63	81	81	82	1	6	3,442
2018	2017	38							39	44	49	51	2	12	500
2018	2018	40							40	41	39	36	(3)	8	186
2018	2019	—								7	6	7	1	1	36
	Total	475							443	465	459	461	2	51	59,465
2019	2011 and Prior	18								16	15	12	(3)	2	1,857
2019	2012	16								11	11	11	—	5	668
2019	2013	21								16	16	23	7	14	888
2019	2014	27								22	21	29	8	26	765
2019	2015	76								67	61	76	15	39	1,290
2019	2016	37								39	39	47	8	33	2,595
2019	2017	41								48	46	55	9	44	1,827
2019	2018	49								49	49	53	4	49	387
2019	2019	—								1	2	2	—	—	237
2019	2020	—									—	—	—	—	127
2019	2021	—										—	—	—	64
	Total	285								269	260	308	48	212	10,705
2020	2011 and Prior	70									70	76	6	63	84
2020	2012	56									56	37	(19)	31	68
2020	2013	62									57	44	(13)	28	169
2020	2014	89									92	77	(15)	52	215
2020	2015	143									144	120	(24)	77	331
2020	2016	145									148	173	25	115	429
2020	2017	145									139	154	15	119	502
2020	2018	143									140	145	5	119	343
2020	2019	203									202	235	33	204	429
2020	2020	84									83	95	12	85	438
	Total	1,140									1,131	1,156	25	893	3,008
2021	2011 and Prior	124										126	2	123	288
2021	2012	35										36	1	32	1,150
2021	2013	51										52	1	48	619
2021	2014	66										66	—	56	481
2021	2015	139										142	3	117	2,739
2021	2016	194										204	10	172	2,963
2021	2017	302										310	8	258	6,605
2021	2018	376										371	(5)	345	6,517
2021	2019	429										432	3	407	6,100
2021	2020	61										76	15	43	2,773
2021	2021	—										1	—	1	73
Enstar Group Limited | 2021 Form 10-K                 162

Item 8 | Notes to Consolidated Financial Statements | Note 9. Losses and Loss Adjustment Expenses

Run-off Segment
General Casualty
			Net cumulative incurred losses and allocated loss adjustment expenses										Year Ended December 31, 2021	As of December 31, 2021
			For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited											Unaudited
	Total	1,777										1,816	38	1,602	30,308
	Grand Total	$4,266										$4,320	$97	$2,793	122,056

Net cumulative paid losses and ALAE (from table below)												(1,055)
2012 - 2021 acquisition years - net liabilities for losses and ALAE												3,265
2011 and prior acquisition years - net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years												97	19
Total net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years												$3,362	$116

Run-off Segment
General Casualty
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2012	2011 and Prior	$20	$39	$50	$57	$63	$65	$69	$73	$75	$76
	Total	20	39	50	57	63	65	69	73	75	76
2013	2011 and Prior		5	22	44	57	75	84	89	90	97
	Total		5	22	44	57	75	84	89	90	97
2014	2011 and Prior			27	28	33	33	34	35	35	39
2014	2012			5	7	10	14	14	14	14	14
2014	2013			1	1	1	2	6	7	7	7
2014	2014			—	—	—	—	—	1	1	1
	Total			33	36	44	49	54	57	57	61
2015	2011 and Prior				12	13	14	17	18	21	23
2015	2012				7	11	17	21	25	28	30
2015	2013				7	13	18	25	30	30	31
2015	2014				3	7	15	21	29	33	34
2015	2015				1	1	2	5	11	13	13
2015	2016					—	—	—	1	1	2
	Total				30	45	66	89	114	126	133
2016	2011 and Prior					1	2	2	3	4	4
	Total					1	2	2	3	4	4
2017	2011 and Prior						25	50	67	76	83
2017	2012						3	6	6	8	8
2017	2013						3	6	8	9	8
2017	2014						2	3	4	4	4
2017	2015						1	3	3	4	4
	Total						34	68	88	101	107
Enstar Group Limited | 2021 Form 10-K                 163

Item 8 | Notes to Consolidated Financial Statements | Note 9. Losses and Loss Adjustment Expenses

Run-off Segment
General Casualty
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2018	2011 and Prior							9	21	32	38
2018	2012							3	9	11	13
2018	2013							8	18	30	36
2018	2014							5	17	23	28
2018	2015							16	31	44	59
2018	2016							10	33	45	55
2018	2017							—	12	25	33
2018	2018							—	9	17	26
2018	2019								2	3	6
	Total							51	152	230	294
2019	2011 and Prior								1	2	6
2019	2012								2	2	4
2019	2013								3	4	4
2019	2014								3	6	6
2019	2015								3	13	19
2019	2016								4	6	8
2019	2017								6	8	10
2019	2018								1	2	3
2019	2019								—	1	1
	Total								23	44	61
2020	2011 and Prior									—	3
2020	2012									—	4
2020	2013									3	5
2020	2014									6	15
2020	2015									11	22
2020	2016									10	35
2020	2017									4	24
2020	2018									—	17
2020	2019									—	19
2020	2020									2	9
	Total									36	153
2021	2011 and Prior										3
2021	2012										1
2021	2013										1
2021	2014										1
2021	2015										8
2021	2016										15
2021	2017										23
2021	2018										4
2021	2019										3
2021	2020										10
	Total										69
	Grand Total										$1,055
Enstar Group Limited | 2021 Form 10-K                 164

Item 8 | Notes to Consolidated Financial Statements | Note 9. Losses and Loss Adjustment Expenses

Run-off Segment
General Casualty
	Annual Percentage Payout of Incurred Losses since Year of Acquisition, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Year of Acquisition	Unaudited
2012	23.53%	45.88%	58.82%	67.06%	74.12%	76.47%	81.18%	85.88%	88.24%	89.41%
2013	4.85%	20.75%	41.51%	53.77%	70.75%	79.25%	83.96%	84.91%	91.51%
2014	41.25%	45.00%	55.00%	61.25%	67.50%	71.25%	71.25%	75.63%
2015	18.52%	27.78%	40.74%	54.94%	70.37%	77.78%	82.10%
2016	20.00%	40.00%	40.00%	60.00%	80.00%	80.00%
2017	24.11%	48.23%	62.41%	71.63%	75.89%
2018	10.95%	32.97%	49.89%	63.77%
2019	7.47%	14.29%	19.81%
2020	3.11%	13.19%
2021	3.80%

Enstar Group Limited | 2021 Form 10-K                 165

Item 8 | Notes to Consolidated Financial Statements | Note 9. Losses and Loss Adjustment Expenses

Run-off Segment
Workers' Compensation
			Net cumulative incurred losses and allocated loss adjustment expenses									Year Ended December 31, 2021	As of December 31, 2021
			For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	2013	2014	2015	2016	2017	2018	2019	2020	2021	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited										Unaudited
2013	2011 and Prior	$288	$303	$308	$298	$290	$280	$265	$253	$244	$243	$(1)	$5	62,758
2013	2012	130	124	118	116	112	107	106	105	103	103	—	1	10,419
2013	2013	12	90	91	89	85	82	79	80	79	78	(1)	1	5,656
2013	2014	—		4	3	3	3	2	2	2	2	—	—	172
	Total	430	517	521	506	490	472	452	440	428	426	(2)	7	79,005
2015	2011 and Prior	1,029			942	639	586	557	516	500	485	(15)	33	9,884
2015	2012	121			110	109	108	100	99	99	99	—	3	1,832
2015	2013	149			125	123	123	114	114	115	115	—	6	2,454
2015	2014	84			87	84	84	81	80	82	83	1	2	3,953
2015	2015	7			19	16	15	15	14	15	13	(2)	—	5,279
2015	2016	—				1	1	1	1	1	1	—	—	10,722
2015	2017	—					—	—	—	—	—	—	—	2,251
2015	2018	—						—	—	—	—	—	—	10
	Total	1,390			1,283	972	917	868	824	812	796	(16)	44	36,385
2016	2011 and Prior	453				453	419	408	399	384	382	(2)	19	9,921
2016	2012	13				13	15	13	11	11	11	—	1	612
	Total	466				466	434	421	410	395	393	(2)	20	10,533
2017	2011 and Prior	86					59	71	78	71	67	(4)	22	15
2017	2012	22					18	17	16	15	14	(1)	3	1
2017	2013	19					17	16	14	16	16	—	1	1
2017	2014	18					10	8	9	8	7	(1)	—	—
	Total	145					104	112	117	110	104	(6)	26	17
2018	2011 and Prior	155						149	159	159	164	5	53	2,386
2018	2012	39						37	28	28	27	(1)	9	422
2018	2013	49						47	38	34	34	—	11	844
2018	2014	62						63	57	53	51	(2)	14	1,308
2018	2015	37						36	34	32	30	(2)	10	1,291
2018	2016	45						45	40	39	40	1	16	1,211
2018	2017	53						54	50	47	47	—	19	1,084
2018	2018	65						65	60	60	55	(5)	15	887
2018	2019	—							21	21	21	—	4	383
2018	2020	—								—	—	—	—	1
	Total	505						496	487	473	469	(4)	151	9,817
2019	2011 and Prior	8							6	6	19	13	17	10,190
2019	2012	6							6	6	8	2	8	1,114
2019	2013	16							17	15	14	(1)	14	2,366
2019	2014	35							37	37	31	(6)	26	3,192
2019	2015	55							54	54	44	(10)	39	4,074
2019	2016	83							82	83	61	(22)	49	4,822
2019	2017	88							88	90	66	(24)	59	2,362
2019	2018	119							119	119	82	(37)	81	358
2019	2019	—							—	—	—	—	—	13
2019	2020	—								—	—	—	—	1
Enstar Group Limited | 2021 Form 10-K                 166

Item 8 | Notes to Consolidated Financial Statements | Note 9. Losses and Loss Adjustment Expenses

Run-off Segment
Workers' Compensation
			Net cumulative incurred losses and allocated loss adjustment expenses									Year Ended December 31, 2021	As of December 31, 2021
			For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	2013	2014	2015	2016	2017	2018	2019	2020	2021	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited										Unaudited
	Total	410							409	410	325	(85)	293	28,492
2020	2011 and Prior	208								121	105	(16)	41	8
2020	2014	—								—	—	—	—	15
2020	2015	2								2	2	—	1	57
2020	2016	3								3	3	—	1	126
2020	2017	2								2	2	—	1	126
2020	2018	10								10	8	(2)	3	325
2020	2019	32								32	26	(6)	7	644
2020	2020	32								33	26	(7)	8	1,180
	Total	289								203	172	(31)	62	2,481
2021	2011 and Prior	976									911	(65)	350	11,518
2021	2012	19									19	—	12	617
2021	2013	38									37	(1)	28	5
2021	2014	14									15	1	9	29
2021	2015	42									35	(7)	20	120
2021	2016	55									54	(1)	31	220
2021	2017	45									46	1	24	456
2021	2018	63									61	(2)	37	815
2021	2019	48									47	(1)	22	1,284
2021	2020	48									58	10	25	3,434
2021	2021	—									23	—	13	4,003
	Total	1,348									1,306	(65)	571	22,501
	Grand Total	$4,983									$3,991	$(211)	$1,174	189,231

Net cumulative paid losses and ALAE (from table below)											(1,513)
2012 - 2021 acquisition years - net liabilities for losses and ALAE											2,478
2011 and prior acquisition years - net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years											150	(23)
Total net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years											$2,628	$(234)

Run-off Segment
Workers' Compensation
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2013	2011 and Prior	$78	$132	$168	$195	$200	$206	$208	$208	$214
2013	2012	33	58	74	85	91	95	98	96	97
2013	2013	17	37	53	63	68	71	75	74	75
2013	2014		1	1	2	2	2	2	2	2
	Total	128	228	296	345	361	374	383	380	388
Enstar Group Limited | 2021 Form 10-K                 167

Item 8 | Notes to Consolidated Financial Statements | Note 9. Losses and Loss Adjustment Expenses

Run-off Segment
Workers' Compensation
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2015	2011 and Prior			36	95	147	182	211	236	263
2015	2012			25	53	66	80	88	91	93
2015	2013			28	56	76	93	102	105	107
2015	2014			18	39	54	67	75	78	79
2015	2015			3	6	10	11	12	12	13
	Total			110	249	353	433	488	522	555
2016	2011 and Prior				38	71	98	136	167	191
2016	2012				3	5	6	7	8	9
	Total				41	76	104	143	175	200
2017	2011 and Prior					15	18	25	32	34
2017	2012					4	5	7	8	9
2017	2013					4	6	9	12	12
2017	2014					3	4	5	5	6
	Total					26	33	46	57	61
2018	2011 and Prior						2	17	32	36
2018	2012						2	6	9	11
2018	2013						2	8	12	15
2018	2014						3	14	21	28
2018	2015						1	3	8	11
2018	2016						—	5	8	13
2018	2017						—	7	10	13
2018	2018						—	29	34	36
2018	2019							13	16	16
	Total						10	102	150	179
2019	2011 and Prior							1	1	1
2019	2014							2	3	4
2019	2015							3	4	4
2019	2016							5	9	10
2019	2017							2	4	5
2019	2018							1	1	1
	Total							14	22	25
2020	2011 and Prior								2	10
2020	2016								—	1
2020	2018								—	1
2020	2019								1	10
2020	2020								1	10
	Total								4	32
2021	2011 and Prior									14
2021	2012									1
2021	2013									1
2021	2014									2
2021	2015									3
2021	2016									4
Enstar Group Limited | 2021 Form 10-K                 168

Item 8 | Notes to Consolidated Financial Statements | Note 9. Losses and Loss Adjustment Expenses

Run-off Segment
Workers' Compensation
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2021	2017									7
2021	2018									4
2021	2019									9
2021	2020									24
2021	2021									4
	Total									73
	Grand Total									$1,513

Run-off Segment
Workers' Compensation
	Annual Percentage Payout of Incurred Losses since Year of Acquisition, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9
Year of Acquisition	Unaudited
2013	30.05%	53.52%	69.48%	80.99%	84.74%	87.79%	89.91%	89.04%	91.08%
2015	13.81%	31.27%	44.32%	54.37%	61.28%	65.49%	69.70%
2016	10.43%	19.34%	26.46%	36.39%	44.53%	50.89%
2017	25.00%	31.73%	44.23%	54.81%	58.65%
2018	2.13%	21.75%	31.98%	38.17%
2019	4.31%	6.77%	7.69%
2020	2.33%	18.60%
2021	5.59%
Enstar Group Limited | 2021 Form 10-K                 169

Item 8 | Notes to Consolidated Financial Statements | Note 9. Losses and Loss Adjustment Expenses

Run-off Segment
Professional Indemnity / Directors and Officers
			Net cumulative incurred losses and allocated loss adjustment expenses										Year Ended December 31, 2021	As of December 31, 2021
			For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited											Unaudited
2012	2011 and Prior	$118	$149	$152	$136	$167	$161	$152	$152	$149	$144	$144	$—	$6	8,495
2012	2012	—	—	1	1	3	1	—	—	—	—	—	—	—	6
2012	2013	—		—	—	—	1	—	—	—	—	—	—	—	3
2012	2014	—			—	—	—	—	—	—	—	—	—	—	2
2012	2015	—				—	—	—	—	—	—	—	—	—	2
2012	2016	—					—	—	—	—	—	—	—	—	3
	Total	118	149	153	137	170	163	152	152	149	144	144	—	6	8,511
2014	2011 and Prior	23			22	26	23	24	24	24	24	24	—	1	1,757
2014	2012	49			39	51	49	46	44	45	43	42	(1)	1	2,164
2014	2013	32			43	61	54	59	54	48	46	48	2	5	1,628
2014	2014	—			7	5	5	4	6	5	5	9	4	6	548
2014	2015	—				—	7	8	7	5	5	2	(3)	—	76
2014	2016	—					—	—	—	—	—	—	—	—	18
2014	2017	—						—	—	—	—	—	—	—	24
2014	2018	—							—	—	—	—	—	—	13
2014	2019	—								—	—	—	—	—	5
2014	2020	—									—	—	—	—	5
2014	2021	—										—	—	—	3
	Total	104			111	143	138	141	135	127	123	125	2	13	6,241
2016	2011 and Prior	123					119	121	121	109	106	94	(12)	(2)	2,858
2016	2012	—					—	—	—	—	—	—	—	—	1
2016	2013	—					—	—	—	—	—	—	—	—	1
	Total	123					119	121	121	109	106	94	(12)	(2)	2,860
2018	2011 and Prior	264							238	200	196	197	1	8	55,421
2018	2012	67							77	70	69	79	10	4	4,047
2018	2013	56							60	53	64	59	(5)	4	3,988
2018	2014	73							69	70	61	56	(5)	2	4,277
2018	2015	52							61	78	81	80	(1)	5	4,366
2018	2016	19							33	38	45	47	2	3	2,719
2018	2017	1							2	6	7	9	2	—	230
2018	2018	—							—	1	1	1	—	—	13
2018	2019	—								—	—	—	—	—	6
2018	2020	—									—	—	—	—	12
2018	2021	—										—	—	—	3
	Total	532							540	516	524	528	4	26	75,082
2019	2011 and Prior	15								13	13	11	(2)	1	7,249
2019	2012	21								21	9	9	—	1	2,524
2019	2013	29								23	24	27	3	4	3,204
2019	2014	39								33	32	26	(6)	2	3,590
2019	2015	62								56	39	42	3	4	4,206
2019	2016	20								34	40	47	7	6	4,849
2019	2017	9								18	32	35	3	5	2,855
2019	2018	1								4	3	3	—	—	308
Enstar Group Limited | 2021 Form 10-K                 170

Item 8 | Notes to Consolidated Financial Statements | Note 9. Losses and Loss Adjustment Expenses

Run-off Segment
Professional Indemnity / Directors and Officers
			Net cumulative incurred losses and allocated loss adjustment expenses										Year Ended December 31, 2021	As of December 31, 2021
			For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited											Unaudited
2019	2019	—								2	2	2	—	—	58
2019	2020	—									—	—	—	—	30
2019	2021	—										—		—	3
	Total	196								204	194	202	8	23	28,876
2020	2011 and Prior	4									4	15	11	15	4
2020	2012	2									2	7	5	7	4
2020	2013	8									8	7	(1)	6	6
2020	2014	12									12	11	(1)	11	4
2020	2015	17									17	17	—	16	4
2020	2016	16									16	26	10	26	9
2020	2017	17									17	26	9	26	43
2020	2018	26									26	38	12	30	116
2020	2019	100									100	55	(45)	37	139
2020	2020	35									35	37	2	21	138
	Total	237									237	239	2	195	467
2021	2011 and Prior	33										37	4	33	402
2021	2012	24										24	—	21	195
2021	2013	28										35	7	27	176
2021	2014	21										22	1	19	54
2021	2015	46										48	2	35	1,006
2021	2016	49										48	(1)	36	1,671
2021	2017	76										69	(7)	53	2,745
2021	2018	152										143	(9)	98	5,681
2021	2019	183										170	(13)	129	6,673
2021	2020	50										41	(9)	31	1,486
2021	2021	—										10	—	8	218
	Total	662										647	(25)	490	20,307
	Grand Total	$1,972										$1,979	$(21)	$751	142,344

Net cumulative paid losses and ALAE (from table below)												(658)
2012 - 2021 acquisition years - net liabilities for losses and ALAE												1,321
2011 and prior acquisition years - net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years												13	(10)
Total net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years												$1,334	$(31)

Enstar Group Limited | 2021 Form 10-K                 171

Item 8 | Notes to Consolidated Financial Statements | Note 9. Losses and Loss Adjustment Expenses

Run-off Segment
Professional Indemnity / Directors and Officers
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2012	2011 and Prior	$28	$52	$68	$84	$97	$107	$113	$117	$122	$126
	Total	28	52	68	84	97	107	113	117	122	126
2014	2011 and Prior			10	14	17	18	21	21	22	22
2014	2012			14	25	32	35	34	35	35	34
2014	2013			15	27	31	40	40	40	41	42
2014	2014			—	1	1	1	3	3	3	3
2014	2015				—	—	1	2	2	3	2
	Total			39	67	81	95	100	101	104	103
2016	2011 and Prior					10	21	32	30	34	36
	Total					10	21	32	30	34	36
2018	2011 and Prior							39	61	50	50
2018	2012							17	25	31	49
2018	2013							9	14	19	29
2018	2014							18	29	36	38
2018	2015							15	27	37	45
2018	2016							6	20	29	31
2018	2017							—	2	4	8
2018	2018							—	1	1	1
	Total							104	179	207	251
2019	2011 and Prior								2	2	5
2019	2012								4	4	3
2019	2013								3	3	8
2019	2014								9	11	17
2019	2015								8	11	18
2019	2016								5	18	23
2019	2017								2	11	13
2019	2018								—	1	2
2019	2019								—	—	1
	Total								33	61	90
2020	2013									1	1
2020	2017									—	(1)
2020	2018									—	4
2020	2019									—	9
2020	2020									1	9
	Total									2	22
2021	2011 and Prior										4
2021	2012										1
2021	2013										1
2021	2014										2
2021	2015										3
2021	2016										3
2021	2017										3
2021	2018										9
Enstar Group Limited | 2021 Form 10-K                 172

Item 8 | Notes to Consolidated Financial Statements | Note 9. Losses and Loss Adjustment Expenses

Run-off Segment
Professional Indemnity / Directors and Officers
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2021	2019										2
2021	2020										1
2021	2021										1
	Total										30
	Grand Total										$658

Run-off Segment
Professional Indemnity/Directors & Officers
	Annual Percentage Payout of Incurred Losses since Year of Acquisition, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Year of Acquisition	Unaudited
2012	19.44%	36.11%	47.22%	58.33%	67.36%	74.31%	78.47%	81.25%	84.72%	87.50%
2014	31.20%	53.60%	64.80%	76.00%	80.00%	80.80%	83.20%	82.40%
2016	10.64%	22.34%	34.04%	31.91%	36.17%	38.30%
2018	19.70%	33.90%	39.20%	47.54%
2019	16.34%	30.20%	44.55%
2020	0.84%	9.21%
2021	4.64%
Enstar Group Limited | 2021 Form 10-K                 173

Item 8 | Notes to Consolidated Financial Statements | Note 9. Losses and Loss Adjustment Expenses

Run-off Segment
Motor
			Net cumulative incurred losses and allocated loss adjustment expenses										Year Ended December 31, 2021	As of December 31, 2021
			For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited											Unaudited
2012	2011 and Prior	$2	$2	$2	$2	$2	$2	$3	$2	$1	$1	$1	$—	$—	10
	Total	2	2	2	2	2	2	3	2	1	1	1	—	—	10
2014	2011 and Prior	13			15	17	17	17	17	19	18	17	(1)	—	694
2014	2012	12			17	18	19	19	19	19	19	19	—	—	989
2014	2013	9			6	7	6	6	6	6	6	6	—	—	443
2014	2014	—			—	—	—	1	1	1	1	1	—	—	5
2014	2015	—				—	—	—	—	—	—	—	—	—	1
2014	2016	—					—	—	—	—	—	—	—	—	1
2014	2017	—						—	—	—	—	—	—	—	1
	Total	34			38	42	42	43	43	45	44	43	(1)	—	2,134
2015	2011 and Prior	23				24	25	28	26	25	25	25	—	—	72
2015	2012	14				21	22	21	22	22	22	22	—	—	243
2015	2013	15				17	18	18	17	17	17	17	—	—	817
2015	2014	8				12	13	12	13	12	12	12	—	—	668
2015	2015	4				7	6	8	8	8	8	8	—	—	1,385
2015	2016	—					1	—	—	—	—	—	—	—	229
2015	2017	—						—	—	—	—	—	—	—	14
2015	2018	—							—	—	—	—	—	—	5
	Total	64				81	85	87	86	84	84	84	—	—	3,433
2017	2011 and Prior	6						11	6	7	8	10	2	1	109
2017	2012	7						6	5	5	6	4	(2)	—	4
2017	2013	5						5	5	5	6	7	1	—	6
2017	2014	7						5	5	5	5	4	1	—	26
2017	2015	1						1	2	1	1	1	—	—	15
2017	2016	—						—	—	1	1	1	—	—	4
	Total	26						28	23	24	27	27	—	1	164
2018	2011 and Prior	65							57	57	59	58	(1)	4	2,004
2018	2012	60							47	57	52	53	1	4	1,567
2018	2013	76							65	67	62	62	—	3	1,190
2018	2014	119							104	91	86	79	(7)	1	1,146
2018	2015	127							116	121	117	113	(4)	6	1,322
2018	2016	109							104	110	104	102	(2)	5	1,174
2018	2017	101							101	99	102	102	—	10	2,843
2018	2018	181							181	158	160	161	1	12	3,731
2018	2019	—								39	39	40	1	2	1,200
	Total	838							775	799	781	770	(11)	47	16,177
2019	2011 and Prior	16								16	15	14	(1)	1	3,193
2019	2012	6								7	6	6	—	1	397
2019	2013	—								—	—	—	—	—	6
	Total	22								23	21	20	(1)	2	3,596
2020	2015	2									3	3	—	—	19
2020	2016	49									42	49	7	4	223
Enstar Group Limited | 2021 Form 10-K                 174

Item 8 | Notes to Consolidated Financial Statements | Note 9. Losses and Loss Adjustment Expenses

Run-off Segment
Motor
			Net cumulative incurred losses and allocated loss adjustment expenses										Year Ended December 31, 2021	As of December 31, 2021
			For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited											Unaudited
2020	2017	154									186	215	29	19	1,157
2020	2018	250									397	415	18	70	2,353
	Total	455									628	682	54	93	3,752
2021	2011 and Prior	3										3	—	3	16
2021	2012	4										4	—	4	77
2021	2013	6										5	(1)	4	748
2021	2014	6										6	—	6	521
2021	2015	7										4	(3)	3	1,623
2021	2016	7										5	(2)	5	1,398
2021	2017	6										5	(1)	4	815
2021	2018	7										8	1	8	1
2021	2019	9										11	2	11	1
2021	2020	5										6	1	6	1
	Total	60										57	(3)	54	5,201
	Grand Total	$1,501										$1,684	$38	$197	34,467

Net cumulative paid losses and ALAE (from table below)												(1,178)
2012 - 2021 acquisition years - net liabilities for losses and ALAE												506
2011 and prior acquisition years - net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years												23	5
Total net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years												$529	$43
Enstar Group Limited | 2021 Form 10-K                 175

Item 8 | Notes to Consolidated Financial Statements | Note 9. Losses and Loss Adjustment Expenses

Run-off Segment
Motor
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2012	2011 and Prior	$—	$—	$—	$—	$—	$—	$—	$—	$1	$1
	Total	—	—	—	—	—	—	—	—	1	1
2014	2011 and Prior			7	15	16	17	17	17	17	17
2014	2012			11	14	16	18	19	19	19	19
2014	2013			1	5	5	6	6	6	6	6
2014	2014			—	—	—	1	1	1	1	1
	Total			19	34	37	42	43	43	43	43
2015	2011 and Prior				4	6	8	11	13	14	15
2015	2012				14	18	20	20	21	21	21
2015	2013				7	12	15	16	17	17	17
2015	2014				4	8	9	11	11	11	12
2015	2015				3	4	6	7	7	8	8
2015	2016					—	1	—	—	—	1
	Total				32	48	59	65	69	71	74
2017	2011 and Prior						8	10	11	13	12
2017	2012						2	2	3	2	3
2017	2013						1	1	3	3	3
2017	2014						1	1	1	2	2
2017	2015						—	—	1	1	1
2017	2016						—	—	—	1	1
	Total						12	14	19	22	22
2018	2011 and Prior							13	25	28	36
2018	2012							11	21	28	31
2018	2013							11	29	35	44
2018	2014							23	50	60	63
2018	2015							20	60	81	89
2018	2016							6	43	66	78
2018	2017							—	48	73	83
2018	2018							—	87	120	136
2018	2019								22	30	36
	Total							84	385	521	596
2019	2011 and Prior								—	2	2
2019	2012								—	—	2
	Total								—	2	4
2020	2015									2	3
2020	2016									25	40
2020	2017									69	148
2020	2018									110	247
	Total									206	438
	Grand Total										$1,178
Enstar Group Limited | 2021 Form 10-K                 176

Item 8 | Notes to Consolidated Financial Statements | Note 9. Losses and Loss Adjustment Expenses

Run-off Segment
Motor
	Annual Percentage Payout of Incurred Losses since Year of Acquisition, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Year of Acquisition	Unaudited
2012	—%	—%	—%	—%	—%	—%	—%	—%	100.00%	100.00%
2014	44.19%	79.07%	86.05%	97.67%	100.00%	100.00%	100.00%	100.00%
2015	38.10%	57.14%	70.24%	77.38%	82.14%	84.52%	88.10%
2017	44.69%	54.04%	71.63%	82.38%	83.69%
2018	10.91%	50.00%	67.66%	77.40%
2019	—%	10.00%	20.00%
2020	30.21%	64.22%
2021	—%

Enstar Group Limited | 2021 Form 10-K                 177

Item 8 | Notes to Consolidated Financial Statements | Note 9. Losses and Loss Adjustment Expenses

StarStone International
As described above, the loss development information for StarStone International has been included in the Run-off segment loss development tables above as an acquisition in 2021 and also presented separately on a standalone basis from the date of acquisition (April 1, 2014) below.

StarStone International
General Casualty
Net Cumulative Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance									For The Year Ended December 31, 2021	As of December 31, 2021
Accident Year	For The Years Ended December 31,
	2014	2015	2016	2017	2018	2019	2020	2021	PPD	IBNR(1)	Cumulative Number of Claims
	(in millions of U.S. dollars, except cumulative number of claims)
	(unaudited)								(unaudited)
2011 and Prior	$8	$12	$11	$11	$16	$16	$16	$17	$1	$—	3,443
2012	24	19	18	15	17	17	18	18	—	—	2,537
2013	31	28	36	35	36	39	41	41	—	3	3,369
2014	42	42	41	41	41	47	45	43	(2)	4	3,968
2015		52	53	55	62	70	67	68	1	4	3,514
2016			54	53	79	103	98	106	8	18	3,605
2017				60	95	131	141	150	9	21	3,616
2018					41	48	50	45	(5)	17	2,579
2019						10	11	16	5	7	1,614
2020							30	47	17	22	767
2021								1	—	1	73
							Total	$552	$34	$97	29,085
(1) Total of IBNR plus expected development on reported losses.
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	For The Years Ended December 31,
	2014	2015	2016	2017	2018	2019	2020	2021
	(unaudited)
2011 and Prior	$5	$10	$11	$11	$16	$16	$16	$17
2012	3	10	12	13	18	18	18	18
2013	10	13	24	26	30	35	36	37
2014	3	9	17	23	28	30	32	33
2015		3	10	21	31	45	48	54
2016			1	15	32	52	66	79
2017				3	24	61	98	118
2018					2	6	23	25
2019						1	4	5
2020							1	9
2021								—
							Total	$395
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance								$157

Enstar Group Limited | 2021 Form 10-K                 178

Item 8 | Notes to Consolidated Financial Statements | Note 9. Losses and Loss Adjustment Expenses

The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2021 is set forth below:

2021
(in millions of U.S. dollars)
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$157
Reinsurance recoverable on unpaid losses	37
Gross liability for unpaid losses and LAE before unallocated loss adjustment expenses and fair value adjustments	$194
The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
General Casualty	3.88%	13.73%	18.12%	21.47%	11.52%	6.11%	16.57%	1.19%	0.81%	2.94%
Enstar Group Limited | 2021 Form 10-K                 179

Item 8 | Notes to Consolidated Financial Statements | Note 9. Losses and Loss Adjustment Expenses

StarStone International
Workers' Compensation
Net Cumulative Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance									For The Year Ended December 31, 2021	As of December 31, 2021
	For The Years Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	PPD	IBNR(1)	Cumulative Number of Claims
	(in millions of U.S. dollars, except cumulative number of claims)
	(unaudited)								(unaudited)
2011 and Prior	$105	$104	$104	$104	$104	$104	$104	$104	$—	$—	3,194
2012	3	3	3	3	4	4	4	4	—	—	302
2013	3	3	3	4	3	3	4	4	—	1	401
2014	15	17	17	16	16	16	16	16	—	1	1,476
2015		42	44	40	38	37	36	36	—	2	2,888
2016			55	53	53	56	52	53	1	3	2,920
2017				42	42	38	40	40	—	2	2,594
2018					38	38	39	39	—	2	3,378
2019						18	24	26	2	1	3,819
2020							32	42	10	18	2,747
2021								8	—	7	73
								$372	$13	$37	23,792
(1) Total of IBNR plus expected development on reported losses.
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021
	(unaudited)
2011 and Prior	$103	$104	$104	$104	$104	$104	$104	$104
2012	3	3	3	3	4	4	4	4
2013	2	2	3	3	3	3	3	3
2014	2	7	10	12	13	13	14	14
2015		5	17	26	29	32	33	33
2016			7	26	36	43	45	47
2017				6	18	28	32	34
2018					14	24	31	32
2019						3	18	21
2020							5	21
2021								—
								$313
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance								$59

Enstar Group Limited | 2021 Form 10-K                 180

Item 8 | Notes to Consolidated Financial Statements | Note 9. Losses and Loss Adjustment Expenses

The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2021 is set forth below:

2021
(in millions of U.S. dollars)
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$59
Reinsurance recoverable on unpaid losses	9
Gross liability for unpaid losses and LAE before ULAE and fair value adjustments	$68
The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Workers Compensation	16.28%	35.98%	16.73%	9.07%	3.34%	1.09%	6.25%	—%	—%	—%
Enstar Group Limited | 2021 Form 10-K                 181

Item 8 | Notes to Consolidated Financial Statements | Note 9. Losses and Loss Adjustment Expenses

StarStone International
Professional Indemnity / Directors and Officers
Net Cumulative Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance									For The Year Ended December 31, 2021	As of December 31, 2021
	For The Years Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	PPD	IBNR(1)	Cumulative Number of Claims
	(in millions of U.S. dollars, except cumulative number of claims)
	(unaudited)								(unaudited)
2011 and Prior	$5	$3	$5	$5	$7	$8	$8	$8	$—	$1	716
2012	14	11	10	9	12	15	16	15	(1)	2	936
2013	20	16	17	15	17	21	22	28	6	7	1,346
2014	22	21	21	22	20	24	22	23	1	6	929
2015		21	26	26	30	30	33	34	1	5	1,175
2016			27	26	27	26	24	24	—	4	835
2017				31	43	38	31	29	(2)	6	970
2018					30	33	36	39	3	11	1,153
2019						21	27	28	1	18	1,230
2020							34	29	(5)	24	838
2021								10	—	8	217
								$267	$4	$92	10,345
(1) Total of IBNR plus expected development on reported losses.
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	For The Years Ended December 31,
	2014	2015	2016	2017	2018	2019	2020	2021
	(unaudited)
2011 and Prior	$3	$3	$4	$4	$7	$7	$7	$7
2012	7	7	7	8	11	11	11	11
2013	4	7	10	11	11	12	14	14
2014	—	3	6	9	14	14	14	16
2015		2	7	12	15	19	21	22
2016			1	8	14	16	17	18
2017				2	11	17	21	22
2018					3	10	13	20
2019						1	4	5
2020							1	2
2021								1
								$138
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance								$129

Enstar Group Limited | 2021 Form 10-K                 182

Item 8 | Notes to Consolidated Financial Statements | Note 9. Losses and Loss Adjustment Expenses

The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2021 is set forth below:

2021
(in millions of U.S. dollars)
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$129
Reinsurance recoverable on unpaid losses	14
Gross liability for unpaid losses and LAE before ULAE and fair value adjustments	$143
The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Professional Indemnity / Directors and Officers	5.95%	17.84%	13.63%	9.08%	8.17%	2.79%	12.80%	3.96%	—%	—%
Enstar Group Limited | 2021 Form 10-K                 183

Item 8 | Notes to Consolidated Financial Statements | Note 10. Future Policyholder Benefits

10. FUTURE POLICYHOLDER BENEFITS

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
The table below summarizes the liability for future policyholder benefits:

2021
(in millions of U.S. dollars)
Deferred life contingent annuities	$294
Whole of life reversion annuities	165
In-payment annuities	1,043
Total	$1,502
We believe that the assumptions used represent a realistic and appropriate basis for estimating the provision for future policyholder benefits as of December 31, 2021. However, these assumptions are subject to change and we regularly review and adjust our estimates and provisioning methodologies taking into account all currently known information and updated assumptions relating to unknown information.
Enstar Group Limited | 2021 Form 10-K                 184

Item 8 | Notes to Consolidated Financial Statements | Note 11. Defendant Asbestos and Environmental Liabilities

11. DEFENDANT ASBESTOS AND ENVIRONMENTAL LIABILITIES

We acquired DCo and Morse TEC in 2016 and 2019, respectively. These companies hold liabilities associated with personal injury asbestos claims and environmental claims arising from their legacy manufacturing operations. DCo and Morse TEC continue to process asbestos personal injury claims.
Defendant A&E liabilities on our consolidated balance sheets include amounts for indemnity and defense costs for pending and future asbestos-related claims, determined using standard actuarial techniques for asbestos-related exposures.
Defendant A&E liabilities also include amounts for environmental liabilities, associated with DCo's and Morse TEC's properties, relating to estimated clean-up costs associated with the acquired companies' former operations based on engineering reports.
Insurance balances recoverable on our consolidated balance sheets include estimated insurance recoveries relating to our defendant asbestos liabilities. The recorded asset represents our assessment of the capacity of the insurance agreements to indemnify our subsidiaries for the anticipated defense and loss payments for pending claims and projected future claims.
The recognition of these recoveries is based on an assessment of the right to recover under the respective contracts and on the financial strength of the insurers. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if the accrued and projected loss and defense costs were paid in full.
Included within insurance balances recoverable and defendant A&E liabilities are the fair value adjustments that were initially recognized upon acquisition. These fair value adjustments are amortized in proportion to the actual payout of claims and recoveries.

The carrying value of the defendant A&E liabilities, insurance recoveries, future estimated expenses and the fair value adjustments related to DCo and Morse TEC as of December 31, 2021 and 2020 was as follows:

	2021	2020
	(in millions of U.S. dollars)
Defendant A&E liabilities:
Defendant asbestos liabilities	$826	$913
Defendant environmental liabilities	11	12
Estimated future expenses	37	43
Fair value adjustments	(236)	(262)
Defendant A&E liabilities	638	706

Insurance balances recoverable:
Insurance recoveries related to defendant asbestos liabilities (net of allowance: 2021 - $5; 2020 - $5)	264	310
Fair value adjustments	(51)	(60)
Insurance balances recoverable	213	250

Net liabilities relating to defendant A&E exposures	$425	$456

Enstar Group Limited | 2021 Form 10-K                 185

Item 8 | Notes to Consolidated Financial Statements | Note 11. Defendant Asbestos and Environmental Liabilities

The table below provides a consolidated reconciliation of the beginning and ending liability for defendant A&E liabilities for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
	(in millions of U.S. dollars)
Balance as of January 1	$706	$848	$203
Insurance balances recoverable	(250)	(449)	(136)
Cumulative effect of change in accounting principle on the determination of the allowance for estimated uncollectible insurance balances	—	3	—
Net balance as of January 1	456	402	67
Amounts recorded in other (income) expense:
Reduction in estimate of net ultimate liabilities	(38)	(103)	(4)
Reduction in estimated future expenses	(5)	(9)	(3)
Amortization of fair value adjustments	16	12	13
Total other (income) expense	(27)	(100)	6
Total net (paid claims) recoveries	(4)	154	(10)
Acquired on purchase of subsidiaries	—	—	336
Net balance as of December 31	425	456	399
Insurance balances recoverable	213	250	449
Balance as of December 31	$638	$706	$848
Total other income from our defendant A&E liabilities was $27 million for the year ended December 31, 2021 and was driven by a reduction in the actuarially estimated ultimate net liabilities as a result of a decline in mesothelioma filings.
Total other income from our defendant A&E liabilities was $100 million for the year ended December 31, 2020 and was driven by a reduction in the actuarially estimated ultimate net liabilities as a result of a lower than expected number of asbestos claims filed against us; lower than expected paid indemnity and defense costs; the collection of disputed insurance recoveries that were carried on our balance sheet at $167 million, net of fair value adjustments, for consideration of $180 million; and recovery of $19 million on insurance payments previously written-off prior to our acquisition of the companies.
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
We determine, based on the factors described above, including the actuarial analysis, that their best estimate of the aggregate liability both for asbestos-related claims asserted but not yet resolved and potential asbestos-related claims not yet asserted, including estimated defense costs, was $826 million and $913 million as of December 31, 2021 and 2020, respectively.
Enstar Group Limited | 2021 Form 10-K                 186

Item 8 | Notes to Consolidated Financial Statements | Note 11. Defendant Asbestos and Environmental Liabilities

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
We have a liability for defendant environmental liabilities of $11 million and $12 million as of December 31, 2021 and 2020, respectively. The estimate for defendant environmental liabilities is based on information available to us, including an estimate of the allocation of liability among PRPs, the probability that other PRPs will pay the cost apportioned to them, currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs, and remediation alternatives.
Allowance for Estimated Uncollectible Insurance Balances Recoverable on Defendant Asbestos Liabilities
The table below provides a reconciliation of the beginning and ending allowance for estimated uncollectible insurance balances related to our defendant asbestos liabilities, for the years ended December 31, 2021 and 2020:

	2021	2020
	(in millions of U.S. dollars)
Allowance for estimated uncollectible insurance balances, Balance as of January 1	$5	$4
Cumulative effect of change in accounting principle	—	3
Current period change in the allowance	—	(2)
Allowance for estimated uncollectible insurance balances, Balance as of December 31	$5	$5
During the years ended December 31, 2021 and 2020, we did not have any write-offs charged against the allowance for estimated uncollectible insurance or any recoveries of amounts previously written off.
We did not have significant non-disputed past due balances receivable from our insurers related to our defendant asbestos liabilities, that were older than one year for any of the periods presented. Any balances that are part of ongoing legal activity are estimated to be recovered at the level of our recorded asset which is consistent with our legal advice and past collection experience.

Enstar Group Limited | 2021 Form 10-K                 187

Item 8 | Notes to Consolidated Financial Statements | Note 12. Fair Value Measurements

12. FAIR VALUE MEASUREMENTS

Fair Value Hierarchy
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the "exit price") in an orderly transaction between market participants. We use a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. The hierarchy is broken down into three levels as follows:
•Level 1 - Valuations based on unadjusted quoted prices in active markets that we have the ability to access for identical assets or liabilities. Valuation adjustments and block discounts are not applied to Level 1 instruments.
•Level 2 - Valuations based on quoted prices in active markets for similar assets or liabilities, quoted prices for identical assets or liabilities in inactive markets, or significant inputs that are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.
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
Enstar Group Limited | 2021 Form 10-K                 188

Item 8 | Notes to Consolidated Financial Statements | Note 12. Fair Value Measurements

We have categorized our assets and liabilities that are recorded at fair value on a recurring basis among levels based on the observability of inputs, or at fair value using NAV per share (or its equivalent) as follows:

	December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
	(in millions of U.S. dollars)
Investments:
Short-term and Fixed maturity investments:
U.S. government and agency	$—	$747	$—	$—	$747
U.K. government	—	83	—	—	83
Other government	—	663	—	—	663
Corporate	—	6,814	—	—	6,814
Municipal	—	286	—	—	286
Residential mortgage-backed	—	610	—	—	610
Commercial mortgage-backed	—	1,074	—	—	1,074
Asset-backed	—	944	—	—	944
Structured products	—	1,033	—	—	1,033
	—	12,254	—	—	12,254

Other assets included within funds held - directly managed	—	201	—	—	201

Equities:
Publicly traded equity investments	239	42	—	—	281
Exchange-traded funds	1,342	—	—	—	1,342
Privately held equity investments	—	—	347	25	372
	1,581	42	347	25	1,995

Other investments:
Hedge funds	—	—	—	291	291
Fixed income funds	—	231	—	342	573
Equity funds	—	5	—	—	5
Private equity funds	—	—	—	752	752
CLO equities	—	161	—	—	161
CLO equity funds	—	—	—	207	207
Private credit funds	—	—	—	275	275
Real estate fund	—	—	—	69	69
	—	397	—	1,936	2,333
Total Investments	$1,581	$12,894	$347	$1,961	$16,783

Cash and cash equivalents	$1,295	$112	$—	$—	$1,407

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$432	$—	$432

Other Assets:
Derivatives not qualifying as hedges	$—	$2	$—	$—	$2

Losses and LAE:	$—	$—	$1,989	$—	$1,989

Other Liabilities:
Derivatives qualifying as hedging	$—	$7	$—	$—	$7
Derivatives not qualifying as hedges	—	10	—	—	10
Derivative instruments	$—	$17	$—	$—	$17
Enstar Group Limited | 2021 Form 10-K                 189

Item 8 | Notes to Consolidated Financial Statements | Note 12. Fair Value Measurements

	December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
	(in millions of U.S. dollars)
Investments:
Short-term and Fixed maturity investments:
U.S. government and agency	$—	$951	$—	$—	$951
U.K government	—	51	—	—	51
Other government	—	502	—	—	502
Corporate	—	5,687	—	—	5,687
Municipal	—	163	—	—	163
Residential mortgage-backed	—	554	—	—	554
Commercial mortgage-backed	—	854	—	—	854
Asset-backed	—	557	—	—	557
	—	9,319	—	—	9,319

Other assets included within funds held - directly managed	—	15	—	—	15

Equities:
Publicly traded equity investments	229	32	—	—	261
Exchange-traded funds	311	—	—	—	311
Privately held equity investments	—	—	275	—	275
	540	32	275	—	847

Other investments:
Hedge funds (1)	—	—	—	2,638	2,638
Fixed income funds	—	286	—	267	553
Equity funds	—	5	—	186	191
Private equity funds	—	—	—	363	363
CLO equities	—	128	—	—	128
CLO equity funds	—	—	—	167	167
Private credit funds	—	—	9	183	192
Real estate fund	—	—	—	12	12
	—	419	9	3,816	4,244
Total Investments	$540	$9,785	$284	$3,816	$14,425

Cash and cash equivalents	$386	$208	$—	$—	$594

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$521	$—	$521

Other Assets:
Derivatives qualifying as hedging	$—	$1	$—	$—	$1
Derivatives not qualifying as hedges	—	3	—	—	3
Derivative instruments	$—	$4	$—	$—	$4

Losses and LAE:	$—	$—	$2,453	$—	$2,453

Other Liabilities:
Derivatives qualifying as hedging	$—	$29	$—	$—	$29
Derivatives not qualifying as hedges	—	5	—	—	5
Derivative instruments	$—	$34	$—	$—	$34
(1)Includes InRe Fund of $2.4 billion as of December 31, 2020.
Enstar Group Limited | 2021 Form 10-K                 190

Item 8 | Notes to Consolidated Financial Statements | Note 12. Fair Value Measurements

Valuation Methodologies of Financial Instruments Measured at Fair Value
Short-term and Fixed Maturity Investments
The fair values for all securities in the short-term and fixed maturity investments and funds held - directly managed portfolios are obtained or validated from independent pricing services either directly or through our accounting service provider or investment managers.
We record the unadjusted price and validate this price through a process that includes, but is not limited to:
i.comparison of prices against alternative pricing sources;
ii.quantitative analysis (e.g. comparing the quarterly return for each managed portfolio to its target benchmark);
iii.evaluation of methodologies used by external parties to estimate fair value, including a review of the inputs used for pricing; and
iv.comparing the price to our knowledge of the current investment market.
Our internal price validation procedures and review of fair value methodology documentation provided by independent pricing services have not historically resulted in adjustment in the prices obtained from the pricing service.
The independent pricing services used by our service providers obtain actual transaction prices for securities that have quoted prices in active markets. Where we utilize single unadjusted broker-dealer quotes, they are generally provided by market makers or broker-dealers who are recognized as market participants in the markets for which they are providing the quotes.
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
•U.S. and non-U.S. government and agency securities consist of securities issued by the U.S. Treasury and mortgage pass-through agencies such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies, or consist of bonds issued by non-U.S. governments and agencies along with supranational organizations. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades and broker-dealer quotes. These are considered to be observable market inputs and, therefore, the fair values of these securities are classified as Level 2.
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
•Municipal securities consist primarily of bonds issued by U.S.-domiciled state and municipal entities. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes and benchmark yields. These are considered observable market inputs and therefore the fair values of these securities are classified as Level 2.
•Asset-backed and commercial and residential mortgaged-backed securities consist primarily of investment-grade bonds backed by pools of loans with a variety of underlying collateral. Residential and commercial mortgage-backed securities include both agency and non-agency originated securities. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, prepayment speeds and default rates. These are considered observable market inputs and therefore the fair value of these securities are classified as Level 2.
Enstar Group Limited | 2021 Form 10-K                 191

Item 8 | Notes to Consolidated Financial Statements | Note 12. Fair Value Measurements

•Structured products consist of funds withheld securities which are utilized to achieve asset-liability matching requirements and to reduce our exposure to credit risk. We utilize observable benchmark yields, issue spreads, issuer credit ratings, loss given default rates, and probability of default rates to discount the future cash flows to derive the fair value of these investments. These are considered observable market inputs and, therefore, the fair values of these securities are classified as Level 2.
Equities
Our investments in equities consist of a combination of publicly and privately traded investments. Our publicly traded equity investments in common and preferred stocks predominantly trade on major exchanges and are managed by our external advisors. Our exchange-traded funds also trade on major exchanges.
Our publicly traded equities are widely diversified and there is no significant concentration in any specific industry. We use an internationally recognized pricing service to estimate the fair value of our publicly traded equities and exchange-traded funds. We have categorized the majority of our publicly traded equity investments, other than preferred stock, and our exchange-traded funds as Level 1 investments because the fair values of these investments are based on unadjusted quoted prices in active markets for identical assets. Two equity securities trade in an inactive market and, as a result have been classified as Level 2. The fair value estimates of our investments in publicly traded preferred stock are based on observable market data and, as a result, have been categorized as Level 2.
Our privately held equity investments in common and preferred stocks are direct investments in companies that we believe offer attractive risk adjusted returns and/or offer other strategic advantages. Each investment may have its own unique terms and conditions and there may be restrictions on disposals. The market for these investments is illiquid and there is no active market. For the majority of these we use a combination of cost, internal models and reported values from co-investors/managers to calculate the fair value of the privately held equity investments. The fair value estimates of these are based on unobservable market data so have been categorized as Level 3. We also have one direct investment in the equity of a privately held business development company which values its underlying investments using NAV as a practical expedient; and therefore, has not been categorized within the fair value hierarchy.
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
Certain funds do not provide full transparency of their underlying holdings; however, we obtain the audited financial statements for funds annually and review the audited results relative to the net asset values provided by the managers, and regularly review and discuss the fund performance with the fund managers to corroborate the reasonableness of the reported NAV.
The use of NAV as an estimate of the fair value for investments in certain entities that calculate NAV is a permitted practical expedient. Due to the time lag in the NAV reported by certain fund managers we adjust the valuation for capital calls and distributions. Other investments measured at fair value using NAV as a practical expedient have not been classified in the fair value hierarchy. Other investments for which we do not use NAV as a practical expedient have been valued using prices from independent pricing services and investment managers.
The following describes the techniques generally used to determine the fair value of our other investments.
•For our investments in hedge funds, private equity funds, CLO equity funds, private credit funds and the real estate debt fund, we primarily measure fair value by obtaining the most recently available NAV as advised by the external fund manager or third-party administrator. The fair values of these investments are measured using the NAV as a practical expedient and therefore have not been categorized within the fair value hierarchy.
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
Enstar Group Limited | 2021 Form 10-K                 192

Item 8 | Notes to Consolidated Financial Statements | Note 12. Fair Value Measurements

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
Insurance Contracts - Fair Value Option
The Company uses an internal model to calculate the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses for certain retroactive reinsurance contracts where we have elected the fair value option.
The fair value was calculated as the aggregate of discounted cash flows plus a risk margin. The discounted cash flow approach uses:
i.estimated nominal cash flows based upon an appropriate payment pattern developed in accordance with standard actuarial techniques; and
ii.a discount rate based upon a high quality rated corporate bond yield plus a credit spread for non-performance risk.
The model uses corporate bond rates across the yield curve depending on the estimated timing of the future cash flows and specific to the currency of the risk.
The risk margin was calculated using the present value of the cost of capital. The cost of capital approach uses:
i.projected capital requirements;
ii.multiplied by the risk cost of capital representing the return required for non-hedgeable risk based upon the weighted average cost of capital less investment income; and
iii.discounted using the weighted average cost of capital.
Derivative Instruments
The fair values of our derivative instruments are classified as Level 2. The fair values are based upon prices in active markets for identical contracts.
Level 3 Measurements and Changes in Leveling
Transfers into or out of levels are recorded at their fair values as of the end of the reporting period, consistent with the date of determination of fair value.
Investments
The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the years ended December 31, 2021 and 2020:
Enstar Group Limited | 2021 Form 10-K                 193

Item 8 | Notes to Consolidated Financial Statements | Note 12. Fair Value Measurements

	2021			2020
	Privately-held Equities	Other Investments	Total	Privately-held Equities	Other Investments	Total

	(in millions of U.S. dollars)
Beginning fair value	$275	$9	$284	$266	$88	$354
Purchases	65	—	65	20	47	67
Sales	—	(9)	(9)	—	(1)	(1)
Total net unrealized gains (losses)	7	—	7	(11)	(40)	(51)
Transfer out of Level 3 into Level 2	—	—	—	—	(85)	(85)
Ending fair value	$347	$—	$347	$275	$9	$284
Net unrealized gains (losses) related to Level 3 assets in the table above are included in unrealized gains (losses) in our consolidated statements of earnings.
The transfers from Level 3 to Level 2 were based upon obtaining market observable information regarding the valuations of the specific assets.
Valuations Techniques and Inputs
The table below presents the quantitative information related to the fair value measurements for our privately held equity investments measured at fair value on a recurring basis using Level 3 inputs:

Qualitative Information about Level 3 Fair Value Measurements
Valuation Techniques	Fair Value as of December 31, 2021	Unobservable Input	Range (Average) (1)
	(in millions of U.S. dollars)
Guideline company methodology	$224	Distribution waterfall	12.63
Dividend discount model; Guideline companies method	105	Multiple on Invested capital Discount rate Exit multiple	0.79x - 1.13x 9.0% - 12.3% 1.2x - 1.4x (1.3x)
Cost as approximation of fair value	18	Cost as approximation of fair value
	$347
(1) The average represents the arithmetic average of the inputs and is not weighted by the relative fair value.
Insurance Contracts - Fair Value Option
The following table presents a reconciliation of the beginning and ending balances for all insurance contracts measured at fair value on a recurring basis using Level 3 inputs during the years ended December 31, 2021 and 2020:

	2021			2020
	Liability for losses and LAE	Reinsurance balances recoverable on paid and unpaid losses	Net	Liability for losses and LAE	Reinsurance balances recoverable on paid and unpaid losses	Net
	(in millions of U.S. dollars)
Beginning fair value	$2,453	$521	$1,932	$2,621	$696	$1,925
Assumed business	—	—	—	2	(181)	183
Incurred losses and LAE:
Reduction in estimates of ultimate losses	(59)	(6)	(53)	(74)	59	(133)
Reduction in unallocated LAE	(18)	—	(18)	(17)	—	(17)
Change in fair value	(88)	(13)	(75)	158	39	119
Total incurred losses and LAE	(165)	(19)	(146)	67	98	(31)
Paid losses	(274)	(65)	(209)	(300)	(101)	(199)
Effect of exchange rate movements	(25)	(5)	(20)	63	9	54
Ending fair value	$1,989	$432	$1,557	$2,453	$521	$1,932
Enstar Group Limited | 2021 Form 10-K                 194

Item 8 | Notes to Consolidated Financial Statements | Note 12. Fair Value Measurements

The net assumed business of $183 million in 2020 relates to the Hannover Re novation transaction. Changes in fair value in the table above are included in net incurred losses and LAE in our consolidated statements of earnings.
The following table presents the components of the net change in fair value for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
	(in millions of U.S. dollars)
Changes in fair value due to changes in:
Average payout	$22	$21	$23
Corporate bond yield	(97)	96	94
Weighted cost of capital	—	(5)
Risk cost of capital	—	7	—
Change in fair value	$(75)	$119	$117
Below is a summary of the quantitative information regarding the significant observable and unobservable inputs used in the internal model to determine fair value on a recurring basis as of December 31, 2021 and 2020:

		2021	2020
Valuation Technique	Unobservable (U) and Observable (O) Inputs	Weighted Average	Weighted Average
Internal model	Corporate bond yield (O)	A rated	A rated
Internal model	Credit spread for non-performance risk (U)	0.2%	0.2%
Internal model	Risk cost of capital (U)	5.1%	5.1%
Internal model	Weighted average cost of capital (U)	8.25%	8.25%
Internal model	Average payout - liability (U)	7.95 years	8.17 years
Internal model	Average payout - reinsurance balances recoverable on paid and unpaid losses (U)	7.63 years	8.23 years
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
As of December 31, 2021, our 4.50% Senior Notes due 2022 (the "2022 Senior Notes"), our 4.95% Senior Notes due 2029 (the "2029 Senior Notes") and our 3.10% Senior Notes due 2031 (the "2031 Senior Notes" and, together with the 2022 Senior Notes and 2029 Senior notes, the "Senior Notes") were carried at amortized cost of $280 million, $495 million and $495 million, respectively, while the fair value based on observable market pricing from a third party pricing service was $281 million, $559 million and $489 million, respectively. The Senior Notes are classified as Level 2.
Subordinated Notes
As of December 31, 2021, our 5.75% Fixed-Rate Reset Junior Subordinated Notes due 2040 (the “Junior Subordinated Notes”) were carried at amortized cost of $345 million, while the fair value based on observable market pricing from a third party pricing service was $362 million.
As of December 31, 2021, Enhanzed Re's 5.50% Subordinated Notes due 2031 (the "2031 Subordinated Notes" together with the Junior Subordinated Notes, the "Subordinated Notes"), were carried at amortized cost of $76 million, while the fair value based on observable market pricing for comparable debt from a third party pricing service was $75 million.
The Subordinated Notes are classified as Level 2.
Enstar Group Limited | 2021 Form 10-K                 195

Item 8 | Notes to Consolidated Financial Statements | Note 12. Fair Value Measurements

Insurance Contracts
Disclosure of fair value of amounts relating to insurance contracts is not required, except those for which we elected the fair value option, as described above.
Remaining Assets and Liabilities
Our remaining assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature approximates fair value as of December 31, 2021 and 2020.

Enstar Group Limited | 2021 Form 10-K                 196

Item 8 | Notes to Consolidated Financial Statements | Note 13. Variable Interest Entities

13. VARIABLE INTEREST ENTITIES

We have investments in certain limited partnership funds which are deemed to be variable interest entities ("VIEs"). The activities of these VIEs are generally limited to holding investments and our involvement in these entities is passive in nature. We consolidate all VIEs in which we are considered to be the primary beneficiary.
InRe Fund
Since April 1, 2021, we have redeemed an aggregate of $2.7 billion from the InRe Fund and, during the fourth quarter of 2021, we completed the liquidation of our investment in the InRe Fund.
On April 1, 2021, we obtained control of the InRe Fund following redemption by the general partner, an affiliate of Hillhouse Group, of all of its outstanding ownership interests and the termination of its investment management activities. From that date we had both full ownership of the InRe Fund and the power to direct its activities, which led to our determination to consolidate the InRe Fund.
Prior to consolidation, our investment in the InRe Fund was recorded at fair value using the NAV as a practical expedient, with any changes included within net unrealized gains in the consolidated statements of earnings. Thus, there was no gain or loss upon consolidation.
During the years ended December 31, 2021, 2020 and 2019 we recognized net investment expenses for the InRe Fund of $13 million, $0 and $0, respectively; net realized losses of $58 million, $0 and $0, respectively; and net unrealized gains of $0, $1,151 million and $243 million respectively.
During the year ended December 31, 2021, our consolidated statements of cash flows included net operating cash flows of $2.1 billion driven by net sales of trading securities, partially offset by net payments to cover securities sold short, and net investing cash flows of $574 million resulting from the initial consolidation of the InRe Fund's cash and restricted cash balances.
Nonconsolidated VIEs
The tables below present the fair value of our investments in nonconsolidated VIEs as well as our maximum exposure to loss associated with these VIEs:

As of December 31, 2021	Fair Value	Unfunded Commitments	Maximum Exposure to Loss
	(in millions of U.S. dollars)
Equities
Publicly traded equity investment in common stock	$64	$—	$64

Other investments
Hedge funds	$291	$45	$336
Fixed income funds	171	36	207
Private equity funds	697	930	1,627
CLO equity funds	207	31	238
Private credit funds	14	166	180
Real estate funds	69	418	487
Total	$1,449	$1,626	$3,075

Total investments in nonconsolidated VIEs	$1,513	$1,626	$3,139
Enstar Group Limited | 2021 Form 10-K                 197

Item 8 | Notes to Consolidated Financial Statements | Note 13. Variable Interest Entities

As of December 31, 2020	Fair Value	Unfunded Commitments	Maximum Exposure to Loss
	(in millions of U.S. dollars)
Equities
Publicly traded equity investment in common stock	$54	$—	$54

Other investments
Hedge fund	$2,638	$—	$2,638
Fixed income funds	99	16	115
Private equity funds	362	762	1,124
CLO equity funds	167	—	167
Real estate funds	12	18	30
Total	$3,278	$796	$4,074

Total investments in nonconsolidated VIEs	$3,332	$796	$4,128
Enstar Group Limited | 2021 Form 10-K                 198

Item 8 | Notes to Consolidated Financial Statements | Note 14. Premiums Written and Earned

14. PREMIUMS WRITTEN AND EARNED

The following tables provide a summary of net premiums written and earned for the years ended December 31, 2021, 2020 and 2019:

	2021		2020		2019
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
	(in millions of U.S. dollars)
Total
Total gross	$106	$373	$552	$730	$659	$950
Total ceded	(44)	(128)	(119)	(158)	(113)	(146)
Total net	$62	$245	$433	$572	$546	$804
Gross premiums written for the years ended December 31, 2021 and 2020 decreased by $446 million and $107 million, respectively, primarily due to our strategic exit from our active underwriting platforms beginning in 2020.

Enstar Group Limited | 2021 Form 10-K                 199

Item 8 | Notes to Consolidated Financial Statements | Note 15. Goodwill and Intangible Assets

15. GOODWILL AND INTANGIBLE ASSETS

The following table presents a reconciliation of the beginning and ending goodwill and intangible assets, included within other assets in the consolidated balance sheets, for the years ended December 31, 2021 and 2020:

	Goodwill	Intangible assets with a definite life	Intangible assets with an indefinite life	Total
	(in millions of U.S. dollars)
Balance as of December 31, 2019	$110	$15	$67	$192
Amortization	—	(2)	—	(2)
Impairment losses (StarStone International) (1)	(8)	—	(4)	(12)
Reclassification to assets held-for-sale (Atrium) (2)	(39)	(13)	(63)	(115)
Balance as of December 31, 2020 and 2021	$63	$—	$—	$63
(1) On June 10, 2020, we announced the run-off of StarStone International. During the year ended December 31, 2020, we recognized impairment losses of $8 million related to the goodwill allocated to StarStone International and $4 million on StarStone's Lloyd's syndicate capacity.
(2) On August 13, 2020, we announced the Exchange Transaction, which resulted in the assets and liabilities of Atrium being classified as held-for-sale as of December 31, 2020.
The gross carrying value, accumulated impairments and net carrying value of goodwill in the Run-off segment was $71 million, $8 million and $63 million, respectively, as of December 31, 2021 and 2020.
The amortization recorded on the intangible assets of the Legacy Underwriting segment, prior to the reclassification of Atrium to held-for-sale, was $2 million for the year ended December 31, 2020.
Enstar Group Limited | 2021 Form 10-K                 200

Item 8 | Notes to Consolidated Financial Statements | Note 16. Debt Obligations and Credit Facilities

16. DEBT OBLIGATIONS AND CREDIT FACILITIES

We utilize debt financing and credit facilities primarily for funding acquisitions and significant new business, investment activities and, from time to time, for general corporate purposes.
Our debt obligations were as follows:

				December 31, 2021		December 31, 2020
Facility	Origination Date	Term	Principal	(Unamortized Cost) / Fair Value Adjustments	Carrying Value	(Unamortized Cost) / Fair Value Adjustments	Carrying Value
			(in millions of U.S. dollars)
4.50% Senior Notes due 2022 (1)	March 10, 2017	5 years	$280	$—	$280	$(1)	$349
4.95% Senior Notes due 2029	May 28, 2019	10 years	500	(5)	495	(6)	494
3.10% Senior Notes due 2031	August 24, 2021	10 years	500	(5)	495	—	—
Total Senior Notes					1,270		843
5.75% Junior Subordinated Notes due 2040	August 26, 2020	20 years	350	(5)	345	(5)	345
5.50% Enhanzed Re's Subordinated Notes due 2031	December 20, 2018	12.1 years	70	6	76	—	—
Total Subordinated Notes					421		345
EGL Revolving Credit Facility	August 16, 2018	5 years			—		185
Total debt obligations					$1,691		$1,373
(1) Principal was $350 million as of December 31, 2020.
The table below provides a summary of the total interest expense for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
	(in millions of U.S. dollars)
Interest expense on debt obligations	$68	$58	$51
Amortization of debt issuance costs	1	1	2
Total interest expense	$69	$59	$53
Senior Notes
During the third quarter of 2021, we completed the issuance and sale of the 2031 Senior Notes, and on August 25, 2021, we completed a related tender offer for a portion of our 2022 Senior Notes. The aggregate principal amount tendered was $70 million and we recorded a loss on the partial extinguishment of $2 million during the third quarter of 2021 which was included within general and administrative expenses on our consolidated statements of earnings.
The Senior Notes are effectively subordinated to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all liabilities of our subsidiaries, including claims of policyholders.
We may repurchase the 2029 Senior Notes and 2031 Senior Notes at any time prior to the date which is three months and six months, respectively, prior to maturity, subject to the payment of a make-whole premium. After such respective date, we may repurchase the 2029 Senior Notes and the 2031 Senior Notes at a purchase price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest. In each case, any such repurchases are also subject to satisfying certain regulatory requirements.
Except upon the occurrence of certain specified events, we do not have the right to repurchase the 2022 Senior Notes prior to their maturity.
Enstar Group Limited | 2021 Form 10-K                 201

Item 8 | Notes to Consolidated Financial Statements | Note 16. Debt Obligations and Credit Facilities

Subordinated Notes
On September 1, 2021, we acquired the obligations under Enhanzed Re's 5.50% Subordinated Notes due 2031 which were issued in the aggregate amount of $70 million and have an $80 million ceiling, to Allianz, Enhanzed Re's minority shareholder. The 2031 Subordinated Notes were recorded at their determined fair value of $76 million as of the date of acquisition.
The Junior Subordinated Notes were issued by our wholly-owned subsidiary, Enstar Finance LLC ("Enstar Finance") and bear interest (i) during the initial five-year period ending August 30, 2025, at a fixed rate per annum of 5.75% and (ii) during each five-year reset period thereafter beginning September 1, 2025, at a fixed rate per annum equal to the five-year U.S. treasury rate calculated as of two business days prior to the beginning of such five-year period plus 5.468%.
The Junior Subordinated Notes are unsecured junior subordinated obligations of Enstar Finance, are fully and unconditionally guaranteed by the Parent Company on an unsecured and junior subordinated basis, and are contractually subordinated in right of payment to the existing and future obligations of our other subsidiaries (other than Enstar Finance).
Subject to threshold regulatory requirements, Enstar Finance may repurchase the Junior Subordinated Notes, in whole or in part, at any time during a par call period, at a repurchase price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest, and at any time not during a par call period, plus an additional "make-whole" premium.
Maturities
As of December 31, 2021, the amount of outstanding debt obligations that will become due in each of the next five years and thereafter was as follows: 2022, $280 million47; 2023, $0; 2024, $0; 2025, $0; and thereafter, $1.4 billion.
EGL Revolving Credit Facility
As of December 31, 2021, we were permitted to borrow up to an aggregate amount of $600 million under our unsecured revolving credit agreement. We may request additional commitments under the facility up to an additional $400 million, which the existing lenders in their discretion or new lenders may provide, in each case subject to the terms of the agreement. To date, we have not requested any additional commitments under the facility.
As of December 31, 2021, there was $600 million of available unutilized capacity under the facility.
We pay interest on loans borrowed under the facility at a per annum rate comprising a reference rate determined based on the type of loan we borrow plus a margin based on our long term senior unsecured debt ratings. The applicable reference rate is adjusted base rate for base rate loans, adjusted daily Sterling Overnight Index Average ("SONIA") for SONIA loans and adjusted LIBOR or adjusted Euribor for Eurocurrency rate loans denominated in U.S. dollars or Euros, respectively. The applicable margin varies based upon changes to our long term senior unsecured debt ratings assigned by S&P or Fitch.
We pay interest quarterly for base rate loans and as frequently as monthly for SONIA loans and Eurocurrency rate loans, depending on the applicable interest period. We also pay a commitment fee based on the average daily unutilized capacity under the facility. If an event of default occurs, the interest rate may increase and the agent may, and at the request of the required lenders shall, terminate lender commitments and demand early repayment of any outstanding loans borrowed under the facility.

47 As discussed in Note 25.
Enstar Group Limited | 2021 Form 10-K                 202

Item 8 | Notes to Consolidated Financial Statements | Note 16. Debt Obligations and Credit Facilities

Credit and Deposit Facilities
We utilize unsecured and secured letters of credit ("LOCs") and a deposit facility to support certain of our (re)insurance performance obligations. We also utilize unsecured LOCs to support the regulatory capital requirements of certain of our subsidiaries.
Our credit and deposit facilities were as follows:

			Aggregate Amount Issued / Requested as Deposits / Face Amount
	Commitment	Additional Commitments Available (1)	December 31, 2021	December 31, 2020
	(in millions of U.S. dollars)
$275.0 million FAL LOC Facility (2)	$275	$75	$210	$210
$90.0 million FAL Deposit Facility (2)	90	10	90	—
$250.0 million LOC Facility	250	—	250	—
$100.0 million LOC Facility	100	—	100	—
$120.0 million LOC Facility	120	60	111	116
$800.0 million Syndicated LOC Facility	800	—	568	587
$65.0 million LOC Facility	65	—	61	61
$100.0 million Bermuda LOC Facility (3)	100	—	100	100
$1.0 million LOC Facility	1	—	1	—
£32.0 million United Kingdom LOC Facility (4)	£32	£—	$43	$44
(1) We may request additional commitments under the facility in an aggregate amount not to exceed this amount.
(2) The FAL LOC and Deposit facilities will expire on December 31, 2022 and May 6, 2023, respectively. Under the FAL Deposit facility, a third-party lender deposits a requested market valuation amount of eligible securities into Lloyd’s on behalf of our Lloyd’s corporate member. As of December 31, 2021 and December 31, 2020, our combined FAL comprised cash and investments of $520 million (including $89 million provided under the FAL Deposit Facility) and $261 million, respectively, and unsecured LOCs of $210 million as of both dates.
(3) The LOC issued under this facility qualifies as Eligible Capital for one of our Bermuda regulated subsidiaries.
(4) The LOC issued under this facility qualifies as Ancillary Own Funds capital for one of our U.K. regulated subsidiaries.

We also utilize secured operating LOCs. As of December 31, 2021 and 2020, the total balance of such secured operating LOCs issued and outstanding was $85 million and $90 million, respectively.
Enstar Group Limited | 2021 Form 10-K                 203

Item 8 | Notes to Consolidated Financial Statements | Note 17. Noncontrolling Interests

17. NONCONTROLLING INTEREST

We have both redeemable noncontrolling interest ("RNCI") and noncontrolling interest ("NCI") on our consolidated balance sheets. RNCI with redemption features that are not solely within our control is classified within temporary equity in the consolidated balance sheets and carried at fair value. The change in fair value is recognized through retained earnings. In addition, we also have NCI, which is carried at book value, does not have redemption features and is classified within equity in the consolidated balance sheets.
Redeemable Noncontrolling Interest
As of December 31, 2020, the RNCI comprised the ownership interests held by the Trident V Funds (39.3%) and the Dowling Funds (1.7%) in our subsidiary North Bay. North Bay owned our investment in Northshore48, the holding company that owns Atrium and Arden, and SSHL, the holding company for the StarStone group, which includes StarStone International and which also owned StarStone U.S. prior to its sale to Core Specialty which was completed on November 30, 2020. Following the completion of the Exchange Transaction on January 1, 2021, there is no RNCI in respect of Northshore and the remaining RNCI as of December 31, 2021 relates only to StarStone International.
The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI for the years ended December 31, 2021 and 2020:

	2021	2020
	(in millions of U.S. dollars)
Balance as of January 1	$365	$439
Distributions paid	(202)	—
Net earnings (losses) attributable to RNCI	16	(28)
Change in unrealized (losses) gains on AFS investments attributable to RNCI	(1)	2
Change in currency translation adjustments attributable to RNCI	2	(2)
Change in redemption value of RNCI	(1)	(46)
Balance as of December 31	$179	$365
The decrease in RNCI for the year ended December 31, 2021 was primarily driven by the Exchange Transaction, which was completed on January 1, 2021, whereas the decrease in the year ended December 31, 2020 was primarily attributable to net losses arising in StarStone International during that period49.
Noncontrolling Interest
As of December 31, 2021 and 2020, we had $230 million and $14 million, respectively, of NCI primarily related to external interests in three of our subsidiaries, including, as of December 31, 2021, Enhanzed Re. A reconciliation of the beginning and ending carrying amount of the equity attributable to NCI is included in the consolidated statements of changes in shareholder's equity.
48 As discussed in Note 5.
49 Refer to Note 24 for additional information regarding RNCI.
Enstar Group Limited | 2021 Form 10-K                 204

Item 8 | Notes to Consolidated Financial Statements | Note 18. Shareholders' Equity

18. SHAREHOLDERS' EQUITY

As of December 31, 2021 and 2020, our authorized share capital was 111,000,000 ordinary shares ("Voting Ordinary Shares") and non-voting convertible ordinary shares ("Non-Voting Ordinary Shares"), each of par value $1.00 per share, and 45,000,000 preferred shares of par value $1.00 per share.
Ordinary Shares
The following is a reconciliation of our beginning and ending ordinary shares for the years ended December 31, 2021, 2020 and 2019:

	Voting Ordinary Shares	Non-Voting Convertible Ordinary Series C Shares	Non-Voting Convertible Ordinary Series E Shares	Total Ordinary Shares
Balance as of January 1, 2019	17,950,315	2,599,672	910,010	21,459,997
Shares issued	51,508	—	—	51,508
Shares repurchased	—	—	—	—
Balance as of December 31, 2019	18,001,823	2,599,672	910,010	21,511,505
Shares issued	752,007	—	—	752,007
Shares repurchased	(178,280)	—	—	(178,280)
Balance as of December 31, 2020	18,575,550	2,599,672	910,010	22,085,232
Shares issued	59,447	—	—	59,447
Shares repurchased	(2,009,135)	(1,496,321)	(505,239)	(4,010,695)
Warrant exercise (1)	—	89,590	—	89,590
Balance as of December 31, 2021	16,625,862	1,192,941	404,771	18,223,574

(1) Warrants to acquire 175,901 Series C Non-Voting Ordinary Shares for an exercise price of $115.00 per share were exercised on a non-cash basis during the year ended December 31, 2021, which resulted in a total of 89,590 Series C Non-Voting Ordinary Shares being issued in the year.
Voting Ordinary Shares
Each voting ordinary share entitles the holder thereof to one vote.
Share Repurchases
On March 9, 2020, our Board of Directors (our “Board”) adopted a stock trading plan for the purpose of repurchasing a limited number of our ordinary shares, not to exceed $150 million in aggregate (the "2020 Repurchase Program"). On March 23, 2020, we suspended our 2020 Repurchase Program due to uncertainty from the COVID-19 pandemic. The 2020 Repurchase Program resumed on September 21, 2020 and was set to expire on March 1, 2021.
On February 25, 2021, our Board approved an extension of the duration of the 2020 Repurchase Program through March 1, 2022. Pursuant to the extended 2020 Repurchase Program, we are able to repurchase a limited number of our ordinary shares, not to exceed $150 million in aggregate, including shares repurchased prior to the extension of the 2020 Repurchase Program.
From inception to December 31, 2020, we repurchased 178,280 ordinary shares at an average price of $145.87, for an aggregate price of $26 million under the 2020 Repurchase Program. For the year ended December 31, 2021, we repurchased 93,678 ordinary shares at an average price of $236.42, for an aggregate price of $22 million under the 2020 Repurchase Program before it was terminated on July 15, 2021.
On July 22, 2021, we repurchased 3,749,400 of our ordinary shares, comprising (a) 1,747,840 of our voting ordinary shares, (b) 1,496,321 of our Series C non-voting ordinary shares, and (c) 505,239 of our Series E non-voting ordinary shares, held by funds managed by Hillhouse Group (the “Hillhouse Funds”), a related party, for a price of
Enstar Group Limited | 2021 Form 10-K                 205

Item 8 | Notes to Consolidated Financial Statements | Note 18. Shareholders' Equity

$234.52 per share, totaling $879 million in aggregate. The shares represented the Hillhouse Funds' entire interest in Enstar, which constituted 16.9% of our total ordinary shares and 9.4% of our voting ordinary shares.
On November 29, 2021, our Board entered into an ordinary share repurchase program (the "2021 Repurchase Program"), effective through November 30, 2022. Pursuant to the 2021 Repurchase Program, we may repurchase a limited number of our ordinary shares, not to exceed $100 million in aggregate.
For the year ended December 31, 2021, we repurchased 167,617 ordinary shares at an average price of $241.13, for an aggregate price of $41 million under the 2021 Repurchase Program. As of December 31, 2021, the remaining capacity under the 2021 Repurchase Program was $59 million.
Joint Share Ownership Plan
On January 21, 2020, 565,630 voting ordinary shares were issued to the trustee of the Enstar Group Limited Employee Benefit Trust (the "EB Trust"). Voting rights in respect of shares held in the EB Trust have been contractually waived. We have consolidated the EB Trust, and shares held in the EB Trust are classified like treasury shares as contra-equity in our consolidated balance sheet. The EB Trust supports awards made under our Joint Share Ownership Plan50.
Non-Voting Ordinary Shares
Our non-voting ordinary shares comprised several different series as of December 31, 2021:
The Series C shares:
i.have all of the economic rights (including dividend rights) attaching to voting ordinary shares but are non-voting except in certain limited circumstances;
ii.will automatically convert at a one-for-one exchange ratio (subject to adjustment for share splits, dividends, recapitalizations, consolidations or similar transactions) into voting ordinary shares if the registered holder transfers them in a widely dispersed offering;
iii.may only vote on certain limited matters that would constitute a variation of class rights and as required under Bermuda law; and
iv.require the registered holders’ written consent in order to vary the rights of the shares in a significant and adverse manner.
The Series D shares are authorized, but no shares in these series are issued and outstanding. Holders of the Series C shares have the right to convert such shares, on a share-for-share basis, subject to certain adjustments, into Series D shares at their option. There is no economic difference in Series C or D shares, but there are slight differences in the conversion rights and the limited voting rights of each series.
The Series E shares have substantially the same rights as the Series C shares, except that:
i.they are convertible only into voting ordinary shares; and
ii.they may only vote as required under Bermuda law.
The Series E shares include all other non-voting ordinary shares authorized under our bye-laws but not classified as Series C or D non-voting ordinary shares.
50 As described in Note 20.
Enstar Group Limited | 2021 Form 10-K                 206

Item 8 | Notes to Consolidated Financial Statements | Note 18. Shareholders' Equity

Preferred Shares
Series C Preferred Shares
As of December 31, 2021, there were 388,571 Series C participating non-voting perpetual preferred shares ("Series C Preferred Shares") issued and held by one of our wholly-owned subsidiaries.
The Series C Preferred Shares:
i.upon liquidation, dissolution or winding up of the Company, entitle their holders to a preference over holders of our ordinary voting and non-voting shares of an amount equal to $0.001 per share with respect to surplus assets; and
ii.are non-voting except in certain limited circumstances.
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
Series D Preferred Shares
On June 28, 2018, the Company raised $400 million of gross proceeds through the public offering of 16,000 shares of its 7.00% non-cumulative fixed-to-floating rate Series D perpetual preferred shares ("Series D Preferred Shares") (equivalent to 16,000,000 depositary shares, each of which represents a 1/1,000th interest in a Series D Preferred Share), $1.00 par value and $25,000 liquidation preference per share (equivalent to $25.00 per depositary share). The depositary shares are listed and trade under the "ESGRP" ticker symbol on the NASDAQ Global Select Market.
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
Series E Preferred Shares
On November 21, 2018, the Company raised $110 million of gross proceeds through the public offering of 4,400 shares of its 7.00% fixed rate non-cumulative Series E perpetual preferred shares ("Series E Preferred Shares") (equivalent to 4,400,000 depositary shares, each of which represents a 1/1,000th interest in a Series E Preferred Share), $1.00 par value and $25,000 liquidation preference per share (equivalent to $25.00 per depositary share). The depositary shares are listed and trade under the "ESGRO" ticker symbol on the NASDAQ Global Select Market.
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
Dividends on Preferred Shares
Holders of Series D and Series E Preferred Shares are entitled to receive, only when, as and if declared, non-cumulative cash dividends, paid quarterly in arrears on the 1st day of March, June, September and December of each year, of 7.00% per annum.
Commencing on September 1, 2028, the Series D Preferred Shares will convert to a floating rate basis and dividends will be payable on a non-cumulative basis, when, as and if declared, at an alternative reference rate (with spread adjustment) to three-month LIBOR, as determined by the calculation agent consistent with accepted market practice, plus 4.015% per annum. Dividends that are not declared will not accumulate and will not be payable.
Enstar Group Limited | 2021 Form 10-K                 207

Item 8 | Notes to Consolidated Financial Statements | Note 18. Shareholders' Equity

During the years ended December 31, 2021, 2020 and 2019, we declared and paid dividends on Series D Preferred Shares of $28 million and on Series E Preferred Shares of $8 million for all three years.
Any payment of dividends must be approved by our Board. Our ability to pay dividends is subject to certain restrictions51.
Accumulated Other Comprehensive Income
The following table presents details about the tax effects allocated to each component of other comprehensive income (loss):

	2021			2020
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(in millions of U.S. dollars)
Unrealized (losses) gains on fixed income AFS investments arising during the year	$(112)	$6	$(106)	$116	$(11)	$105
Reclassification adjustment for change in allowance for credit losses recognized in net earnings	10	—	10	(1)	—	(1)
Reclassification adjustment for net realized (gains) losses included in net earnings	(7)	1	(6)	(20)	2	(18)
Reclassification to earnings on disposal of subsidiary	—	—	—	(15)	3	(12)
Change in currency translation adjustment	2	—	2	(2)	—	(2)
Decrease in defined benefit pension liability	2	—	2	1	—	1
Other comprehensive (loss) income	$(105)	$7	$(98)	$79	$(6)	$73
During the year ended December 31, 2019, the deferred tax (expense) benefit associated with items reported in other comprehensive income (loss) was subject to a full valuation allowance52.
The following table presents details amounts reclassified from AOCI:

Details about AOCI components	2021	2020	2019	Affected Line Item in Statement where Net Earnings are presented
	(in millions of U.S. dollars)
Unrealized (losses) gains on fixed income AFS investments	$(6)	$19	$4	Net unrealized (losses) gains
	—	17	—	Net earnings from discontinued operations
	(6)	36	4	Total before tax
	(1)	(5)	—	Income tax expense
	(7)	31	4	Net of tax
Total reclassifications for the period, net of tax	$(7)	$31	$4
51 As described in Note 23.
52 For information, refer to “Assessment of Valuation Allowance on Deferred Tax Assets” within Note 21.
Enstar Group Limited | 2021 Form 10-K                 208

Item 8 | Notes to Consolidated Financial Statements | Note 19. Earnings Per Share

19. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per ordinary share:

	2021	2020	2019
Numerator:	(in millions of U.S. dollars, except share data)
Earnings per share attributable to Enstar ordinary shareholders:
Net earnings from continuing operations (1)	$437	$1,712	$898
Net earnings from discontinued operations (2)	—	7	4
Net earnings attributable to Enstar ordinary shareholders	$437	$1,719	$902
Denominator:
Weighted-average ordinary shares outstanding — basic (3)	19,821,259	21,551,408	21,482,617
Effect of dilutive securities:
Share-based compensation plans (4)	225,213	208,293	227,878
Warrants (5)	80,659	58,593	64,571
Weighted-average ordinary shares outstanding — diluted	20,127,131	21,818,294	21,775,066
Earnings per share attributable to Enstar ordinary shareholders:
Basic:
Net earnings from continuing operations	$22.05	$79.43	$41.80
Net earnings from discontinued operations	—	0.35	0.20
Net earnings per ordinary share	$22.05	$79.78	$42.00
Diluted:
Net earnings from continuing operations	$21.71	$78.45	$41.23
Net earnings from discontinued operations	—	0.35	0.20
Net earnings per ordinary share	$21.71	$78.80	$41.43
(1) Net earnings from continuing operations attributable to Enstar ordinary shareholders equals net earnings from continuing operations, plus net (earnings) loss from continuing operations attributable to noncontrolling interest, less dividends on preferred shares.
(2) Net earnings from discontinued operations attributable to Enstar ordinary shareholders equals net earnings from discontinued operations, net of income taxes, plus net (earnings) from discontinued operations attributable to noncontrolling interest53.
(3) Weighted-average ordinary shares for basic earnings per share includes ordinary shares (voting and non-voting) but excludes ordinary shares held in the EB Trust in respect of JSOP awards.
(4) Share-based dilutive securities include restricted shares, restricted share units, and performance share units. Certain share-based compensation awards, including the ordinary shares held in the EB Trust in respect of JSOP awards, were excluded from the calculation for the year ended December 31, 2021 because they were anti-dilutive.
(5) Warrants to acquire 175,901 Series C Non-Voting Ordinary Shares for an exercise price of $115.00 per share were exercised on a non-cash basis during the year ended December 31, 2021, which resulted in a total of 89,590 Series C Non-Voting Ordinary Shares being issued in the year. As of December 31, 2021, there were no warrants outstanding following the exercise described. The warrants presented in the table above are a weighted-average of the warrants outstanding for the year.
53 Refer to Note 5 for a breakdown by period.
Enstar Group Limited | 2021 Form 10-K                 209

Item 8 | Notes to Consolidated Financial Statements | Note 20. Share-based Compensation and Pensions

20. SHARE-BASED COMPENSATION AND PENSIONS

Share-based compensation
The 2016 Equity Incentive Plan is our primary share-based compensation plan. We also maintain other share-based compensation plans as discussed below.
The table below provides a summary of the compensation costs for all of our share-based compensation plans for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
	(in millions of U.S. dollars)
Share-based compensation plans:
Restricted shares and restricted share units	$7	$8	$7
Performance share units	13	13	24
Joint share ownership plan expense	5	4	—
Other share-based compensation plans	3	3	7
Total share-based compensation	$28	$28	$38
The associated tax benefit recorded to income tax expense in the consolidated statement of operations was $3 million for each of the years ended December 31, 2021, 2020 and 2019.
Restricted Shares and Restricted Share Units
Restricted shares and restricted share units are service awards that typically vest over three years. These awards are share-settled and are recorded in additional paid-in capital on the consolidated balance sheets. The fair value of these awards is measured by multiplying the number of shares subject to the award by the closing price of our ordinary shares on the grant date and expensed over the service period.
The following table summarizes the activity related to restricted shares and restricted share awards during 2021:

	Number of Shares	Weighted-Average Share Price
Nonvested — January 1	95,250	$161.60
Granted	40,759	244.68
Vested	(36,301)	158.34
Forfeited	(7,050)	151.41
Nonvested — December 31	92,658	200.44
The unrecognized compensation cost related to our unvested restricted share and restricted share unit awards as of December 31, 2021 was $10 million. This cost is recognizable over the next 1.97 years, which is the weighted average contractual life.
Performance Share Units ("PSUs")
PSUs are share-settled and vest following the end of the three-year performance period. The fair value of these awards is measured by multiplying the number of shares subject to the award by the closing price of our ordinary shares on the grant date and considering any performance related adjustments. The number of shares to vest will be determined by a performance adjustment based on either:
i.the change in fully diluted book value per share ("FDBVPS") over three years; or
ii.average annual non-GAAP operating income return on equity, excluding StarStone Group for the 2020 and 2019 grant years only.
Enstar Group Limited | 2021 Form 10-K                 210

Item 8 | Notes to Consolidated Financial Statements | Note 20. Share-based Compensation and Pensions

Performance Share Units based on FDBVPS
The following table summarizes the awards granted, the vested and unvested PSU awards at December 31, 2021, and the performance criteria and associated performance multipliers at various levels of achievement.

Grant Year	Inception-to-date Activity Roll-forward					Performance Criteria: Change in FDBVPS (3 year)				Performance Multiplier Levels Per Award Agreements
	PSUs Granted at Target	Forfeited	Estimated Change in Multiplier	Vested	Unvested at December 31, 2021	Threshold	Target	Target +	Maximum	Threshold	Target	Target +	Maximum
2018	39,682	(13,084)	9,889	(36,487)	—	25.0%	32.5%	N/A	40.0%	50.0%	100.0%	N/A	150.0%
2019	18,308	(3,543)	6,620	(1,526)	19,859	20.0%	30.0%	N/A	40.0%	60.0%	100.0%	N/A	150.0%
2020	22,591	(8,331)	6,637	(985)	19,912	25.0%	32.5%	N/A	40.0%	60.0%	100.0%	N/A	150.0%
2020	52,948	—	26,474	—	79,422	33.1%	36.8%	44.3%	52.1%	50.0%	100.0%	150.0%	200.0%
2021	14,429	(1,850)	—	(447)	12,132	25.0%	32.5%	N/A	40.0%	60.0%	100.0%	N/A	150.0%
	147,958	(26,808)	49,620	(39,445)	131,325
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
Performance Share Units based on Average Annual Non-GAAP Operating Income Return on Equity ("Operating ROE")
The following table summarizes the awards granted, the vested and unvested units at December 31, 2021, and the performance criteria and associated performance multipliers at various levels of achievement.

Grant Year	Inception-to-date Activity Roll-forward					Performance Criteria: Average Annual Operating ROE			Performance Multiplier Levels Per Award Agreements
	PSUs Granted at Target	Forfeited	Estimated Change in Multiplier	Vested	Unvested at December 31, 2021	Threshold	Target	Maximum	Threshold	Target	Maximum
2019	18,308	(3,538)	6,598	(1,574)	19,794	9.6%	12.0%	14.4%	60.0%	100.0%	150.0%
2020	22,560	(8,330)	6,623	(985)	19,868	9.6%	12.0%	14.4%	60.0%	100.0%	150.0%
2021	14,401	(1,848)	—	(448)	12,105	9.6%	12.0%	14.4%	60.0%	100.0%	150.0%
	55,269	(13,716)	13,221	(3,007)	51,767
Annual Operating ROE is calculated based upon the non-GAAP operating income return on opening shareholder's equity, excluding StarStone for the 2020 and 2019 grant years only. Average Annual Operating ROE is the sum of the three individual year annual operating ROE %'s divided by three. An Average Annual Operating ROE of Target to Maximum or more results in a settlement of 100.0% to a maximum of 150.0% of the units granted, respectively. An Average Annual Operating ROE of Threshold to Target results in a settlement of 60.0% to 100.0%. Straight-line interpolation applies within these ranges and no settlement occurs if the Average Annual Operating ROE is less than the Threshold.
Performance Multipliers
For expense purposes we assume a Target vesting at the initial time of award. At the end of each reporting period, we estimate the expected performance multiplier, as shown in the table below:

Award Description	2021		2020	2019
2018 FDBVPS	150.0%	(1.0)	150.0%	100.0%
2019 FDBVPS	150.0%		150.0%	100.0%
2019 Average Operating ROE	150.0%		150.0%	100.0%
2020 FDBVPS Type I (32.50% Target Change)	150.0%		100.0%	N/A
2020 Average Operating ROE	150.0%		100.0%	N/A
2020 FDBVPS Type II (36.80% Target Change)	150.0%		100.0%	N/A
2021 FDBVPS	100.0%		NA	N/A
2021 Average Operating ROE	100.0%		NA	N/A
(1) Multipliers for the 2018 awards are the final achieved terms.
Enstar Group Limited | 2021 Form 10-K                 211

Item 8 | Notes to Consolidated Financial Statements | Note 20. Share-based Compensation and Pensions

The unrecognized compensation cost related to our unvested PSU share awards as of December 31, 2021 was $13 million. This cost is recognizable over the next 1.48 years, which is the weighted average contractual life.
Roll-forward of Performance Share Units
The following table summarizes the activity related to PSUs during 2021:

	Number of Shares	Weighted-Average Share Price
Nonvested — January 1	169,987	$174.10
Granted	28,830	241.97
Change in performance multiplier	37,136	176.25
Vested	(32,698)	189.61
Forfeited	(20,163)	156.23
Nonvested — December 31	183,092	185.97
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
If the higher of the closing price per share on January 20, 2023 and the 10-day volume weighted average price per share for the ten consecutive trading days ending on January 20, 2023 (each, the "Market Price") is $266.00 or greater the hurdle, the award will have a value equal to the Market Price, less $205.89, multiplied by 565,630. If the Market Price is less than $266.00 on such date, the award will have no value. In addition, 20.0% of the award is subject to a performance condition based on growth in FDBVPS between January 1, 2020 and December 31, 2022.
The accounting for stock-settled JSOP awards is similar to options, whereby the grant date fair value of $14 million is expensed over the life of the award. To determine the grant date fair value of $24.13 per share, we utilized a Monte-Carlo valuation model with the following assumptions:

2021
Weighted-average volatility	18.7%
Weighted-average risk-free interest rate	1.6%
Dividend yield	0.0%
The unrecognized compensation cost related to our unvested JSOP share awards as of December 31, 2021 was $5 million. This cost is recognizable over the next 1.1 years, which is the weighted average contractual life.
Other share-based compensation plans
Deferred Compensation and Ordinary Share Plan for Non-Employee Directors
The number of units credited to the accounts of non-employee directors for the years ended December 31, 2021, 2020 and 2019 under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors (the "Deferred Compensation Plan") were 5,092, 7,204 and 5,976, respectively.
Employee Share Purchase Plan
We provide an Employee Share Purchase Plan ("ESPP") whereby eligible employees may purchase Enstar shares at a 15.0% discount to market price, in an amount of share value limited to the lower of $21,250 or 15.0% of the employee's base salary. The 15.0% discount is expensed as compensation cost. The number of shares issued to employees under the ESPP for the years ended December 31, 2021, 2020 and 2019 were 9,432, 16,914 and 15,269, respectively.
Enstar Group Limited | 2021 Form 10-K                 212

Item 8 | Notes to Consolidated Financial Statements | Note 20. Share-based Compensation and Pensions

Pension Plans
We provide retirement benefits to eligible employees through various plans that we sponsor. Pension expense can be affected by changes in our employee headcount.
The table below summarizes the expense related to our defined contribution and benefit plans for the years ended December 31, 2021, 2020 and 2019.

	2021	2020	2019
	(in millions of U.S. dollars)
Defined contribution plans	$9	$12	$12
Defined benefit plan	—	3	1
Total pension expense	$9	$15	$13
The reduction in the 2021 defined contribution plan pension expense was driven by a reduction in headcount as a result of the sale of StarStone U.S. and the Exchange Transaction54, whereas the reduction in the 2021 defined benefit plan pension expense was driven by the annuity purchases in 2020 as described below.
The increase in the 2020 defined benefit plan pension expense was driven by annuity purchases for partial risk transfer of certain plan liabilities.
During 2021, an actuarial review was performed on the defined benefit plan, which determined that the plan’s unfunded liability, as of December 31, 2021 and 2020 was $3 million and $7 million, respectively. As of December 31, 2021 and 2020, we had an accrued liability of $3 million and $7 million, respectively, for this plan.
54 Refer to Note 5 for further information.
Enstar Group Limited | 2021 Form 10-K                 213

Item 8 | Notes to Consolidated Financial Statements | Note 21. Income Taxation

21. INCOME TAXATION

Enstar is incorporated under the laws of Bermuda and under Bermuda law is not required to pay taxes in Bermuda based upon income or capital gains. The Company, under the Exempted Undertakings Tax Protection Act of 1966, is protected against any legislation that may be enacted in Bermuda which would impose any tax on profits, income, or gain until March 31, 2035.
We have foreign operating subsidiaries and branch operations principally located in the United States, United Kingdom, Continental Europe and Australia that are subject to federal, foreign, state and local taxes in those jurisdictions. The undistributed earnings from our foreign subsidiaries will be indefinitely reinvested in those jurisdictions where the undistributed earnings were earned.
Deferred tax liabilities have not been accrued with respect to the undistributed earnings of our foreign subsidiaries. Generally, when earnings are distributed as dividends, withholding taxes may be imposed by the jurisdiction of the paying subsidiary. For our U.S. subsidiaries, we have not currently accrued any withholding taxes with respect to unremitted earnings because, solely for U.S. Federal income tax purposes, there are no accumulated positive earnings and profits that could be subject to U.S. dividend withholding tax. For our United Kingdom subsidiaries, there are no withholding taxes imposed as a matter of U.K. domestic tax law. For our other foreign subsidiaries, an insignificant amount of earnings is indefinitely reinvested; however, it would not be practicable to compute the related amounts of withholding taxes due to a variety of factors, including the amount, timing and manner of any repatriation. Because we operate in many jurisdictions, our net earnings are subject to risk due to changing tax laws and tax rates around the world. The current, rapidly changing economic environment may increase the likelihood of substantial changes to tax laws in the jurisdictions in which we operate.
Income Tax Expense
The following table presents earnings before income taxes by jurisdiction attributable to continuing operations, including earnings from equity method investments, for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
	(in millions of U.S. dollars)
Domestic (Bermuda)	$370	$1,504	$576
Foreign	145	231	357
Total earnings before income taxes and earnings from equity method investments attributable to continuing operations	$515	$1,735	$933
The following table presents our current and deferred income tax expense attributable to continuing operations by jurisdiction for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
	(in millions of U.S. dollars)
Current:
Domestic (Bermuda)	$—	$—	$—
Foreign	6	15	16
	6	15	16
Deferred:
Domestic (Bermuda)	—	—	—
Foreign	21	9	(4)
	21	9	(4)
Total income tax expense attributable to continuing operations	$27	$24	$12
Enstar Group Limited | 2021 Form 10-K                 214

Item 8 | Notes to Consolidated Financial Statements | Note 21. Income Taxation

The actual effective income tax rate differs from the statutory rate of 0 percent under Bermuda law applied to earnings attributable to continuing operations before income taxes, including earnings from equity method investments for the years ended December 31, 2021, 2020 and 2019 as shown in the following reconciliation:

	2021	2020	2019
	(in millions of U.S. dollars)
Earnings before income taxes	$515	$1,735	$933
Bermuda income taxes at statutory rate	0.0%	0.0%	0.0%
Foreign income tax rate differential	5.9%	1.2%	8.6%
Change in valuation allowance	1.9%	0.1%	(7.2)%
Effect of change in foreign income tax rate	(1.4)%	—%	—%
Other	(1.2)%	0.1%	(0.1)%
Effective income tax rate	5.2%	1.4%	1.3%
Our effective tax rate is generally driven by the geographical distribution of our earnings before income taxes between our taxable and non-taxable jurisdictions.
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities (included in other assets and other liabilities, respectively, in the consolidated balance sheets) reflect the tax effect of the differences between the financial statement carrying amount and the income tax bases of assets and liabilities.
Significant components of the deferred tax assets and deferred tax liabilities as of December 31, 2021 and 2020 were as follows:

	2021	2020
	(in millions of U.S. dollars)
Deferred tax assets:
Net operating loss carryforwards	$166	$141
Insurance reserves	17	22
Provisions for bad debt	3	—
Defendant A&E liabilities	98	121
Other deferred tax assets	27	24
Deferred tax assets	311	308
Valuation allowance	(129)	(118)
Deferred tax assets, net of valuation allowance	182	190

Deferred tax liabilities:
Unrealized gains on investments	(17)	(20)
Lloyd's underwriting profit taxable in future periods	(19)	(16)
Other deferred tax liabilities	(23)	(15)
Deferred tax liabilities	(59)	(51)

Net deferred tax asset	$123	$139
Enstar Group Limited | 2021 Form 10-K                 215

Item 8 | Notes to Consolidated Financial Statements | Note 21. Income Taxation

Net Deferred Tax Asset (Liability) Balance by Major Jurisdiction

	Net Deferred Tax Asset
	2021	2020
	(in millions of U.S. dollars)
United States	$151	$157
United Kingdom	(28)	(18)
Total	123	139
Net Operating Loss Carryforwards
As of December 31, 2021, we had net operating loss carryforwards that could be available to offset future taxable income, as follows:

Tax Jurisdiction	Loss Carryforwards	Tax effect	Expiration
	(in millions of U.S. dollars)
Net Operating Loss Carryforwards:
United States - Net operating loss	$458	$96	2023-2041
United States - Net operating loss	25	5	Indefinitely
United Kingdom	186	47	Indefinitely
Luxembourg	15	4	2035-2036
Other	62	14	Indefinitely
The U.S. and U.K. net operating loss carryforwards are also subject to certain utilization limitations and have been considered in management's assessment of valuation allowance.
Assessment of Valuation Allowance on Deferred Tax Assets
As of December 31, 2021 and 2020, we had deferred tax asset valuation allowances of $129 million and $118 million, respectively, related to foreign subsidiaries. We recorded a net increase of $11 million in our deferred tax valuation allowance for the year ended December 31, 2021 primarily due to impact of the U.K. tax rate change and associated increase in deferred tax assets which management does not believe meet the “more likely than not” realization threshold.
The realization of deferred tax assets is dependent on generating sufficient taxable income in future periods in which the tax benefits are deductible or creditable. The amount of the deferred tax asset considered realizable, however, could be revised in the future if estimates of future taxable income change.
Income taxes are determined and assessed jurisdictionally by legal entity or by filing group. Certain jurisdictions require or allow combined or consolidated tax filings. We have estimated the future taxable income of our foreign subsidiaries and provided a valuation allowance in respect of those assets where we do not expect to realize a benefit. We have considered all available evidence using a “more likely than not” standard in determining the amount of the valuation allowance. We considered the following evidence:
i.net earnings or losses in recent years;
ii.the future sustainability and likelihood of positive net earnings of our subsidiaries;
iii.the carryforward periods of tax losses including the effect of reversing temporary differences; and
iv.tax planning strategies.
In making our determination, the assumptions used in determining future taxable income require significant judgment and any changes in these assumptions could have an impact on earnings.
Enstar Group Limited | 2021 Form 10-K                 216

Item 8 | Notes to Consolidated Financial Statements | Note 21. Income Taxation

Unrecognized Tax Benefits
During the years ended December 31, 2021, 2020 and 2019, there were no unrecognized tax benefits. There were no accruals for the payment of interest and penalties related to income taxes as of each of December 31, 2021, 2020 and 2019.
Open Tax Years
Our operating subsidiaries may be subject to examination by various tax authorities and may have different statutes of limitations expiration dates. Taxing authorities may propose adjustments to our income taxes.
Listed below are the tax years that remain subject to examination by a major tax jurisdiction as of December 31, 2021:

Major Tax Jurisdiction	Open Tax Years
United States	2018-2021
United Kingdom	2020-2021
Enstar Group Limited | 2021 Form 10-K                 217

Item 8 | Notes to Consolidated Financial Statements | Note 22. Related Party Transactions

22. RELATED PARTY TRANSACTIONS

The following tables summarize our related party balances and transactions. Additional details about the nature of our relationships and transactions are included further below.

As of December 31, 2021	Stone Point (1)	AnglePoint HK (2)	Northshore	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
Assets
Fixed maturities, trading, at fair value	$122	$—	$180	$—	$—	$—	$—	$—
Fixed maturities, AFS, at fair value	332	—	1	—	—	—	—	—
Equities, at fair value	153	—	37	—	224	—	—	—
Other investments, at fair value	563	9	14	—	—	—	—	1,278
Equity method investments	—	—	—	194	—	56	225	—
Total investments	1,170	9	232	194	224	56	225	1,278
Cash and cash equivalents	14	—	27	—	—	—	—	—
Restricted cash and cash equivalents	—	—	4	—	—	—	—	—
Reinsurance balances recoverable on paid and unpaid losses	—	—	63	—	—	—	2	—
Funds held by reinsured company	—	—	35	—	—	—	41	—
Other assets	—	—	28	—	—	—	13	—
Liabilities
Losses and LAE	—	—	226	—	—	—	504	—
Insurance and reinsurance balances payable	—	—	63	—	—	—	5	—
Other liabilities	—	—	63	—	—	—	—	—
Net assets (liabilities)	$1,184	$9	$37	$194	$224	$56	$(228)	$1,278

Redeemable noncontrolling interest	$172	$—	$—	$—	$—	$—	$—	$—
(1) As of December 31, 2021, we had unfunded commitments of $229 million to other investments, $25 million to privately held equity and $10 million to fixed maturity investments managed by Stone Point and its affiliated entities.
(2) Subsequent to December 31, 2021, AnglePoint HK ceased to be a related party.

Enstar Group Limited | 2021 Form 10-K                 218

Item 8 | Notes to Consolidated Financial Statements | Note 22. Related Party Transactions

As of December 31, 2020	Stone Point	Hillhouse (1)	Monument	AmTrust	Citco	Enhanzed Re (2)	Core Specialty	Other
	(in millions of U.S. dollars)
Assets
Short-term investments, AFS, at fair value	$1	$—	$—	$—	$—	$—	$—	$—
Fixed maturities, trading, at fair value	196	—	—	—	—	—	—	—
Fixed maturities, AFS, at fair value	227	—	—	—	—	—	—	—
Equities, at fair value	104	—	—	230	—	—	—	—
Other investments, at fair value	527	2,735	—	—	—	—	—	931
Equity method investments	—	—	194	—	53	330	235	—
Total investments	1,055	2,735	194	230	53	330	235	931
Cash and cash equivalents	24	—	—	—	—	—	—	—
Reinsurance balances recoverable on paid and unpaid losses	—	—	—	—	—	208	2	—
Funds held by reinsured company	—	—	—	—	—	194	58	—
Other assets		—	—	—	—	1	46	—
Liabilities
Losses and LAE	—	—	—	—	—	—	683	—
Insurance and reinsurance balances payable	—	—	—	—	—	1	25	—
Other liabilities	1	—	—	—	—	—	10	—
Net assets (liabilities)	$1,078	$2,735	$194	$230	$53	$732	$(377)	$931

Redeemable noncontrolling interest	$350	$—	$—	$—	$—	$—	$—	$—
(1) As of December 31, 2020, the carrying value of our direct investment in the InRe Fund, which was then managed by AnglePoint Cayman, was $2.4 billion. The Hillhouse Group ceased to be a related party on July 22, 2021.
(2) As of December 31, 2020, Enhanzed Re held investments in funds managed by AnglePoint Cayman of $851 million for which our share (through our equity method investment ownership) was $404 million. During the second quarter of 2021, Enhanzed Re redeemed $902 million of its investments in funds managed by AnglePoint Cayman. Following completion of the Step Acquisition and related consolidation, Enhanzed Re ceased to be a related party on September 1, 2021.

	2021
	Stone Point	Hillhouse (1)	AnglePoint HK (2)	Northshore	Monument	AmTrust	Citco	Enhanzed Re (3)	Core Specialty	Other
	(in millions of U.S. dollars)
Net premiums earned	$—	$—	$—	$58	$—	$—	$—	$(2)	$8	$—
Net investment income (expense)	21	—	(13)	3	—	6	—	(4)	—	3
Net realized gains	—	77	—	—	—	—	—	—	—	—
Net unrealized gains (losses)	83	20	(69)	—	—	(6)	—	—	—	136
Other (expense) income	—	—	—	(15)	—	—	—	2	15	—
	104	97	(82)	46	—	—	—	(4)	23	139
Net incurred losses and LAE	—	—	—	(18)	—	—	—	—	32	—
Acquisition costs	—	—	—	(13)	—	—	—	1	6	—
General and administrative expenses	—	—	—	(10)	—	—	—	—	—	—
	—	—	—	(41)	—	—	—	1	38	—
Earnings from equity method investments	—	—	—	—	14	—	4	82	(6)	—
Total net earnings (loss)	$104	$97	$(82)	$5	$14	$—	$4	$79	$55	$139
Enstar Group Limited | 2021 Form 10-K                 219

Item 8 | Notes to Consolidated Financial Statements | Note 22. Related Party Transactions

(1) Includes earnings from our direct investment in the InRe Fund, which was managed by AnglePoint Cayman through March 31, 2021, and the impact of a $100 million deduction from amounts due to affiliates of Hillhouse Group from the InRe Fund, which had the effect of increasing our NAV in the InRe Fund on February 21, 2021. The Hillhouse Group ceased to be a related party on July 22, 2021.
(2) Includes earnings from our direct investment in the InRe Fund, which was managed by AnglePoint HK from April 1, 2021 to October 15, 2021, and another fund managed by AnglePoint HK. For the year ended December 31, 2021, we incurred management and performance fees of $16 million in relation to the InRe Fund, which consisted of a $10 million minimum performance fee and operating expense reimbursements of $6 million. These fees were deducted from the AnglePoint HK funds’ reported net asset values and recorded as net investment expenses in the consolidated statements of earnings.
(3) Following completion of the Step Acquisition and related consolidation, Enhanzed Re ceased to be a related party on September 1, 2021.

	2020
	Stone Point	Hillhouse (1)	Monument	AmTrust	Citco	Enhanzed Re	Other
	(in millions of U.S. dollars)
Net investment income	$16	$—	$—	$7	$—	$(4)	$—
Net unrealized gains (losses)	24	1,288	—	(11)	—	(1)	76
Other income	—	—	—	—	—	3	—
	40	1,288	—	(4)	—	(2)	76
Net incurred losses and LAE	—	—	—	—	—	(6)	—
	—	—	—	—	—	(6)	—
Earnings from equity method investments	—	—	88	—	2	147	—
Total net earnings (loss)	$40	$1,288	$88	$(4)	$2	$139	$76

Change in unrealized losses on AFS investments	$—	$—	$—	$—	$—	$(3)	$—
(1) Includes earnings from our direct investment in the InRe Fund and other funds, which were then managed by AnglePoint Cayman. For the year ended December 31, 2020, we incurred management and performance fees of $489 million which were deducted from the Hillhouse Funds’ reported net asset values.

	2019
	Stone Point	Hillhouse (1)	Monument	AmTrust	Citco	Enhanzed Re	Other
	(in millions of U.S. dollars)
Net investment income	$9	$—	$—	$8	$—	$—	$—
Net unrealized gains	26	310	—	10	—	—	41
Other income	—	—	—	—	—	1	—
	35	310	—	18	—	1	41
Earnings from equity method investments	—	—	20	—	3	29	—
Total net earnings	$35	$310	$20	$18	$3	$30	$41
(1) Includes earnings from our direct investment in the InRe Fund and other funds, which were then managed by AnglePoint Cayman. For the year ended December 31, 2019, we incurred management and performance fees of $89 million which were deducted from the Hillhouse Funds’ reported net asset values.
Stone Point
As of December 31, 2021, investment funds managed by Stone Point own 1,635,986 of our voting ordinary shares, which constitutes 9.8% of our outstanding voting ordinary shares. James D. Carey, a managing director of Stone Point, is a member of our Board.
As of December 31, 2021, investment funds managed by Stone Point have a 39.3% interest in our subsidiary SSHL and a 76.3% interest in Northshore55. Additional information relating to our remaining interest in Northshore is set forth under the heading "Northshore" below. As of December 31, 2021 and December 31, 2020, the RNCI on our balance sheet relating to these co-investment transactions was $172 million and $350 million, respectively.
55 Refer to Note 5 for a description of transactions impacting Stone Point's interests in SSHL and Northshore that occurred during 2021 and 2020.
Enstar Group Limited | 2021 Form 10-K                 220

Item 8 | Notes to Consolidated Financial Statements | Note 22. Related Party Transactions

We have made various investments in funds and separate accounts managed by Stone Point or affiliates of Stone Point, and we have also made direct investments in entities affiliated with Stone Point. Where we have made an investment in a fund, the manager of such fund generally charges certain fees to the fund, which are deducted from the net asset value.
We also have certain co-investments alongside Stone Point and its affiliates, including our investments in AmTrust and Northshore, which are described below, and Mitchell TopCo Holdings, the parent company of Mitchell International ("Mitchell"), and Genex Services in which we have invested $25 million. Mitchell provides third-party outsourcing managed care services to one of our subsidiaries in the ordinary course of its business.
Hillhouse Group
On July 22, 2021, we repurchased the Hillhouse Funds’ (as defined below) entire equity interest in Enstar, and as a result the Hillhouse Group (as defined below) ceased to be a related party on the same date56.
We have historically made significant direct investments in funds (the "Hillhouse Funds") managed by Hillhouse Capital Management, Ltd. and Hillhouse Capital Advisors, Ltd. (together, "Hillhouse Group") and AnglePoint Asset Management Ltd., an affiliate of Hillhouse Group ("AnglePoint Cayman"). From February 2017 to February 2021, Jie Liu, a partner of AnglePoint HK (as defined below), served on our Board.
On February 21, 2021, we entered into a Termination and Release Agreement (the "TRA") with the InRe Fund, Hillhouse Group, AnglePoint Cayman, AnglePoint Asset Management Limited (“AnglePoint HK”), and InRe Fund GP, Ltd. pursuant to which we agreed to terminate certain relationships with Hillhouse and its affiliates, primarily with respect to the InRe Fund. In connection with AnglePoint Cayman ceasing to serve as investment manager of the InRe Fund, affiliates of Hillhouse Group agreed to a deduction of $100 million from amounts due to them from the InRe Fund and to waive their right to receive any performance fees that could have been earned for 2021. We also redeemed our investments in the other Hillhouse Funds at their carrying value plus an implied interim return and received $381 million in the form of additional interest in the InRe Fund.
AnglePoint Cayman previously received sub-advisory services with respect to the InRe Fund from its affiliate, AnglePoint HK, an investment advisory company licensed by the Securities and Futures Commission in Hong Kong. Pursuant to the TRA, we acquired an option to buy AnglePoint HK, which we also had the right to assign to a third-party. On April 1, 2021, we entered into a Designation Agreement with Jie Liu (the "Designation Agreement"), pursuant to which we designated Mr. Liu, an AnglePoint HK partner, as the purchaser of AnglePoint HK, and he acquired the company from an affiliate of Hillhouse Group on the same day. AnglePoint Cayman simultaneously assigned its investment management agreement with the InRe Fund to AnglePoint HK. The Designation Agreement required us and AnglePoint HK to amend the InRe Fund investment management agreement and limited partnership agreement to incorporate a revised fee structure for AnglePoint HK and certain other agreed changes. The revised fee structure consisted of a reimbursement of AnglePoint HK's reasonable operating expenses, plus a performance fee equal to 10% of our return on investment in the InRe Fund. For the calendar year 2021, there was also a minimum performance fee payable to AnglePoint HK of $10 million.
As a result of the terms of the Designation Agreement, the InRe Fund qualified as a VIE and was consolidated effective April 1, 2021. During the fourth quarter of 2021, we completed the liquidation of our investment in the InRe Fund57.
On September 1, 2021, we completed the purchase of the Hillhouse Group's entire 27.7% interest in Enhanzed Re for a purchase price of $217 million58.
AnglePoint HK
As described above, on April 1, 2021, AnglePoint Cayman assigned its investment management agreement with the InRe Fund to AnglePoint HK which is owned by Mr. Liu. On October 15, 2021, we delivered written notice to AnglePoint HK of our decision to terminate the investment management agreement among the InRe Fund, the general partner of the InRe Fund, and AnglePoint HK.
56Refer to Note 18 for transactions involving Hillhouse Group, which included the exercise of warrants in the first quarter of 2021 and our repurchase of our ordinary shares held by funds managed by Hillhouse Group in the third quarter of 2021.
57 Refer to Note 13 for further details.
58 Refer to Note 4 for further information regarding the Step Acquisition of Enhanzed Re.
Enstar Group Limited | 2021 Form 10-K                 221

Item 8 | Notes to Consolidated Financial Statements | Note 22. Related Party Transactions

At the same time, the InRe Fund, the general partner of InRe Fund and Neuberger Berman Investment Advisers LLC ("Neuberger Berman") entered into an investment management agreement pursuant to which Neuberger Berman was retained as investment manager to oversee an orderly liquidation of InRe Fund.
As of December 31, 2021, we had one remaining direct investment in a fund managed by AnglePoint HK.
Northshore
Following the completion of the Exchange Transaction59 on January 1, 2021, our equity interest in Northshore, the holding company that owns Atrium and Arden, was reduced to 13.8% from 54.1%. We have accounted for our residual equity interest in Northshore as an investment in a privately held equity security at fair value.
Concurrent with the closing of the Exchange Transaction:
•One of our wholly-owned subsidiaries and Northshore entered into a TSA through which our wholly-owned subsidiary agreed to provide certain transitional services to Northshore over a transition period of up to 18 months.
•Arden entered into an LPT retrocession agreement with one of our majority owned subsidiaries, through which Arden fully reinsured its run-off portfolio with total liabilities of $19 million to our majority owned subsidiary, in exchange for a retrocession premium consideration of an equal amount.
Arden retained the premium under a funds held arrangement, to secure the payment obligations of our majority owned subsidiary.
•SGL No.1 ceased its provision of underwriting capacity on Syndicate 609. We will continue to report SGL No. 1's 25% gross share of the 2020 and prior underwriting years of Syndicate 609 until the 2020 underwriting year completes an RITC into a successor year, which will be no earlier than December 31, 2022.
There is no net retention for Enstar on Atrium's 2020 and prior underwriting years as the business was contractually transferred to the Atrium entities that were divested in the Exchange Transaction.
Monument Re
On July 27, 2021, we entered into a subscription agreement with Monument Insurance Group Limited ("Monument Re") with the other common shareholders to subscribe to a newly issued class of Monument Re preferred stock. As part of this agreement, our existing classes of preferred shares in Monument Re (including any accrued unpaid dividends thereon) was exchanged for the new class of preferred shares.
Following the transaction we continue to own 20.0% of the common shares of Monument Re and 24.4% of the new class of preferred shares as of December 31, 2021, which is reduced to 13.7% on a committed capital basis. A fund managed by Stone Point has acquired 6.7% of the new class of preferred shares as of December 31, 2021, which increases to 11.2% on a committed capital basis. This transaction closed on December 14, 2021.
We have accounted for our investment in the common and preferred shares of Monument Re as an equity method investment.
AmTrust
We own 8.4% of the equity interest in Evergreen Parent L.P. ("Evergreen") and Trident Pine Acquisition LP ("Trident Pine") owns 21.8%. Evergreen owns all of the equity interest in AmTrust Financial Services, Inc. (“AmTrust"). Trident Pine is an entity owned by private equity funds managed by Stone Point.
We have accounted for our investment in the shares of AmTrust an investment in a privately held equity security at fair value.
Citco
As of December 31, 2021 and 2020, we owned 31.9% of the common shares in HH CTCO Holdings Limited, which in turn owns 15.4% of the convertible preferred shares, amounting to a 6.2% interest in the total equity of Citco III Limited ("Citco"). Pursuant to an investment agreement and in consideration for participation therein, a related party of Hillhouse Group provided us with investment support. As of December 31, 2021 and 2020, Trident owned 3.4% interest in Citco. Mr. Carey currently serves as an observer to the board of directors of Citco in connection with Trident's investment therein.
59 Refer to Note 5 for further details on the Exchange Transaction.
Enstar Group Limited | 2021 Form 10-K                 222

Item 8 | Notes to Consolidated Financial Statements | Note 22. Related Party Transactions

We have accounted for our indirect investment in the shares of Citco as an equity method investment.
Enhanzed Re
Enhanzed Re was a joint venture between Enstar, Allianz and Hillhouse Group that was capitalized in December 2018. Enhanzed Re is a Bermuda-based Class 4 and Class E reinsurer that reinsures life, non-life run-off, and property and casualty insurance business, initially sourced from Allianz and Enstar. Enstar, Allianz and Hillhouse Group have made initial equity investment commitments in the aggregate of $470 million to Enhanzed Re.
Enstar acts as the (re)insurance manager for Enhanzed Re, and an affiliate of Allianz provides investment management services to Enhanzed Re.
We ceded 10% of certain 2019, 2020 and 2021 transactions to Enhanzed Re on the same terms and conditions as those received by Enstar. In addition, one of our UK-based Run-off subsidiaries entered into a 50% quota share reinsurance agreement with Enhanzed Re during the fourth quarter of 2020. The reinsurance is on a funds held basis with fixed crediting rates.
As described above, on September 1, 2021, we completed the purchase of the Hillhouse Group's entire 27.7% interest in Enhanzed Re for a purchase price of $217 million and assumed its remaining outstanding capital commitment to Enhanzed Re of $40 million. Following the completion of the transaction, our equity interests in Enhanzed Re increased from 47.4% to 75.1% with Allianz continuing to own the remaining 24.9%. Upon closing, we consolidated Enhanzed Re (previously accounted for as an equity method investment) and as a result, it ceased to be a related party on the same date60.
Core Specialty
Following the sale and recapitalization of StarStone U.S., our investment in the common shares of Core Specialty, was accounted for as an equity method investment on a one quarter lag.
In connection with the sale and recapitalization of StarStone U.S, we entered into an LPT and ADC reinsurance agreement, as well as an ASA and a TSA, between certain of our subsidiaries and StarStone U.S. and Core Specialty61.
Furthermore, there are existing reinsurance agreements whereby (i) certain of our subsidiaries provide reinsurance protection to StarStone U.S. and (ii) StarStone U.S. provides reinsurance protection to certain of our subsidiaries. These arrangements remain in place.
As a result of the completion of the Exchange Transaction on January 1, 2021, our investment in Core Specialty was reduced by $4.0 million.
Other
We also have certain other investments, including investments in limited partnerships and partnership-like limited liability companies, that had we not elected the fair value option would otherwise be accounted for as equity method investments62. We have disclosed our investments in these entities on an aggregated basis as they are individually immaterial.
60 Refer to Note 4 for further information regarding the Step Acquisition of Enhanzed Re.
61 As described in Note 5.
62 Refer to Note 6 for further information regarding our other investments, including summarized financial information of our equity method investees, including those for which the fair value option was elected.
Enstar Group Limited | 2021 Form 10-K                 223

Item 8 | Notes to Consolidated Financial Statements | Note 23. Dividend Restrictions and Statutory Requirements

23. DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

Parent Company Dividend Restrictions
There were no significant restrictions on the Parent Company's ability to pay dividends from retained earnings as of December 31, 2021. Bermuda law permits the payment of dividends if;
i) we are not, or would not be after payment, unable to pay our liabilities as they become due and
ii) the realizable value of our assets is in excess of our liabilities after taking such payment into account.
We have not historically declared a dividend on our ordinary shares. The issuance of our Series D and E Preferred Shares have resulted in the declaration of dividends. Holders of Series D and Series E Preferred Shares are entitled to receive, only when, as and if declared, non-cumulative cash dividends, paid quarterly in arrears on the 1st day of March, June, September and December of each year of 7.0% per annum63.
The Bermuda Monetary Authority ("BMA") acts as group supervisor to Enstar. On an annual basis, we are required to file group statutory financial statements, a group statutory financial return, a group capital and solvency return, audited group financial statements and a Group Solvency Self-Assessment ("GSSA") with the BMA. The GSSA is designed to document our perspective on the capital resources necessary to achieve our business strategies and remain solvent, and to provide the BMA with insights on our risk management, governance procedures and documentation related to this process. We are required to maintain available group statutory capital and surplus in an amount that is at least equal to the group enhanced capital requirement (“ECR”). The BMA has also established a group target capital level equal to 120% of the group ECR. We are in compliance with these requirements.
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
The statutory capital and surplus amounts as of December 31, 2021 and 2020 and statutory net income (loss) amounts for the years ended December 31, 2021, 2020 and 2019 for our (re)insurance subsidiaries based in Bermuda, the United Kingdom, the United States, Continental Europe and Australia are summarized in the table below which includes information relating to acquisitions from the year of acquisition:

	Statutory Capital and Surplus
	Required		Actual		Statutory Income (Loss)
	2021	2020	2021	2020	2021	2020	2019
	(in millions of U.S. dollars)
Bermuda	$3,338	$2,712	$5,819	$5,565	$524	$1,851	$644
U.K.	804	804	1,247	1,224	163	43	155
U.S.	151	186	534	554	23	(67)	121
Europe	99	96	182	214	(2)	(1)	12
Australia	15	19	57	59	2	(2)	5
63 Refer to Note 18 for details regarding dividends on preferred shares.
Enstar Group Limited | 2021 Form 10-K                 224

Item 8 | Notes to Consolidated Financial Statements | Note 23. Dividend Restrictions and Statutory Requirements

As of December 31, 2021, the total amount of net assets of our consolidated subsidiaries that were restricted was $4.4 billion.
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
Each of our regulated Bermuda subsidiaries would be prohibited from declaring or paying any dividends if it were in breach of its minimum solvency margin or liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, each of our regulated Bermuda subsidiaries is prohibited, without the prior approval of the BMA, from reducing by 15% or more its total statutory capital, or from reducing by 25% of more its total statutory capital and surplus, as set out in its previous year’s statutory financial statements. Our Bermuda (re)insurance companies that are in run-off are required to seek BMA approval for any dividends or distributions.
As of December 31, 2021 and 2020, each of our Bermuda-based (re)insurance subsidiaries exceeded their respective minimum solvency and liquidity requirements. The Bermuda (re)insurance subsidiaries in aggregate exceeded minimum solvency requirements by $2.5 billion as of December 31, 2021 (2020: $2.9 billion) and were in compliance with their liquidity requirements.
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
The calculation of the minimum capital resources requirements in any particular case depends on, among other things, the type and amount of insurance business written and claims paid by the insurance company. As of December 31, 2021 and 2020, all of our U.K. insurance subsidiaries maintained capital in excess of the minimum capital resources requirements and complied with the relevant U.K. Regulator requirements. Our U.K.-based insurance subsidiaries, including our Lloyd's Syndicates described below, in aggregate, maintained capital in excess of the minimum capital resources requirements by $443 million and $421 million as of December 31, 2021 and 2020, respectively.
The U.K. Regulator’s rules require our U.K. insurance subsidiaries to obtain regulatory approval for any proposed or actual payment of a dividend. The U.K. Regulator uses the SCR, among other tests, when assessing requests to make distributions.
Enstar Group Limited | 2021 Form 10-K                 225

Item 8 | Notes to Consolidated Financial Statements | Note 23. Dividend Restrictions and Statutory Requirements

Lloyd’s
As of December 31, 2021, we participated in the Lloyd’s market through our interests in: (i) Syndicate 2008, a syndicate that has permission to underwrite RITC business and other run-off or discontinued business type transactions with other Lloyd’s syndicates; (ii) Syndicate 1301 (2020 and prior underwriting years, which is managed by Enstar Managing Agency Limited ("EMAL") (EMAL also serves as managing agent for Syndicate 2008); and (iii) Atrium’s Syndicate 609 (2020 and prior underwriting years), which is managed by Atrium Underwriters Limited, a Lloyd's managing agent.
We participated on each of the three syndicates through a single, wholly owned Lloyd’s corporate member. On January 1, 2021, we sold the Atrium business and on March 15, 2021, we sold the right to operate Syndicate 130164.
The underwriting capacity of a member of Lloyd’s is supported by providing FAL65. Business plans, including maximum underwriting capacity, for Lloyd’s syndicates require annual approval by the Lloyd’s Franchise Board, which may require changes to any business plan or additional capital to support underwriting plans.
The Lloyd’s market has applied the Solvency II internal model under Lloyd’s supervision, and our Lloyd’s operations are required to meet Solvency II standards. Lloyd's has the approval of the PRA to use its internal model under the Solvency II regime.
United States
Our U.S. Run-off (re)insurance subsidiaries are subject to the insurance laws and regulations of the states in which they are domiciled, licensed and/or eligible to conduct business. These laws restrict the amount of dividends the subsidiaries can pay to us. The restrictions are generally based on statutory net income and/or certain levels of statutory surplus as determined in accordance with the relevant statutory accounting requirements of the individual domiciliary states or states in which any of the (re)insurance subsidiaries are commercially domiciled. Generally, prior regulatory approval must be obtained before an insurer may make a distribution above a specified level.
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
As of December 31, 2021, all of our U.S. non-life (re)insurance subsidiaries exceeded their required levels of RBC. On an aggregate basis, our U.S. non-life (re)insurance subsidiaries exceeded their minimum levels of RBC as of December 31, 2021 by $383 million (2020: $362 million).
Europe
Our Liechtenstein insurance subsidiary (StarStone Insurance SE) is regulated by the Liechtenstein Financial Market Authority ("FMA") pursuant to the Liechtenstein Insurance Supervisory Act. This subsidiary is obligated to maintain a minimum solvency margin based on the Solvency II regulations. As of December 31, 2021, this subsidiary exceeded the Solvency II requirements by $57 million (2020: $98 million). The amount of dividends that this subsidiary is permitted to distribute is restricted to freely distributable reserves, which consist of retained earnings, the current year profit and legal reserves. Any dividend exceeding the current year profit requires the FMA’s approval. Solvency and capital requirements for this subsidiary are based on the Solvency II framework and must continue to be met following any distribution.
Our Belgian insurance subsidiary files financial statements and returns with the National Bank of Belgium. This subsidiary was in compliance with its solvency and capital requirements under Solvency II.
64 These transactions are discussed further in Note 5.
65 As described in Note 6.
Enstar Group Limited | 2021 Form 10-K                 226

Item 8 | Notes to Consolidated Financial Statements | Note 23. Dividend Restrictions and Statutory Requirements

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
A run-off insurer must obtain APRA’s written consent prior to making any capital releases, including any payment of dividends, not from current year profits. The Company’s insurance subsidiary must provide APRA a valuation prepared by its Appointed Actuary that demonstrates that the tangible assets of the insurer, after the proposed capital reduction, are sufficient to cover its insurance liabilities to a 99.5% probability of sufficiency.
Enstar Group Limited | 2021 Form 10-K                 227

Item 8 | Notes to Consolidated Financial Statements | Note 24. Commitments and Contingencies

24. COMMITMENTS AND CONTINGENCIES

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
We are also subject to credit risk in relation to funds held by reinsured companies. Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds are not typically placed into trust or subject to other security arrangements. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us.
As of December 31, 2021, we had a significant funds held concentration of $3.2 billion (December 31, 2020: $955 million) and $1.2 billion (December 31, 2020: $182 million) to reinsured companies with financial strength credit ratings of A+ from A.M. Best and AA from S&P, and A+ from A.M. Best and AA- from S&P, respectively.
We limit the amount of credit exposure to any one counterparty and none of our counterparty credit exposures, excluding U.S. government instruments and the reinsurance counterparties noted above, exceeded 10% of shareholders’ equity as of December 31, 2021. As of December 31, 2021 our credit exposure to the U.S. government was $1.2 billion (December 31, 2020: $1.4 billion).
Legal Proceedings
We are, from time to time, involved in various legal proceedings in the ordinary course of business, including litigation and arbitration regarding claims. Estimated losses relating to claims arising in the ordinary course of business, including the anticipated outcome of any pending arbitration or litigation are included in the liability for losses and LAE in our consolidated balance sheets. In addition to claims litigation, we may be subject to other lawsuits and regulatory actions in the normal course of business, which may involve, among other things, allegations of underwriting errors or omissions, employment claims or regulatory activity. We do not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material effect on our business, results of operations or financial condition. We anticipate that, similar to the rest of the (re)insurance industry, we will continue to be subject to litigation and arbitration proceedings in the ordinary course of business, including litigation generally related to the scope of coverage with respect to A&E and other claims.
Unfunded Investment Commitments
As of December 31, 2021, we had unfunded commitments of $1.7 billion to other investments, $35 million to privately held equity, $10 million to fixed maturity investments and $109 million to our majority owned subsidiary Enhanzed Re.
Guarantees
As of December 31, 2021 and 2020, parental guarantees supporting reinsurance obligations, defendant A&E liabilities, subsidiary capital support arrangements and credit facilities were $2.7 billion and $1.7 billion, respectively. We also guarantee the Junior Subordinated Notes of $350 million66.

66 As described in Note 16.
Enstar Group Limited | 2021 Form 10-K                 228

Item 8 | Notes to Consolidated Financial Statements | Note 24. Commitments and Contingencies

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
Enstar Group Limited | 2021 Form 10-K                 229

Item 8 | Notes to Consolidated Financial Statements | Note 24. Commitments and Contingencies

25. SUBSEQUENT EVENTS

Debt obligations
On January 14, 2022, our wholly-owned subsidiary, Enstar Finance, completed the issuance and sale of a series of junior subordinated notes due 2042 (the "2042 Junior Subordinated Notes") in an aggregate principal amount of $500 million. The 2042 Junior Subordinated Notes bear interest (i) during the initial five-year period ending January 14, 2027, at a fixed rate per annum of 5.50% and (ii) during each five-year reset period thereafter beginning January 15, 2027, at a fixed rate per annum equal to the five-year U.S. treasury rate calculated as of two business days prior to the beginning of such five-year period plus 4.006%.
The 2042 Junior Subordinated Notes are unsecured junior subordinated obligations of Enstar Finance, are fully and unconditionally guaranteed by the Parent Company on an unsecured and junior subordinated basis, and are contractually subordinated in right of payment to the existing and future obligations of our other subsidiaries (other than Enstar Finance).
Subject to threshold regulatory requirements, Enstar Finance may repurchase the 2042 Junior Subordinated Notes, in whole or in part, at any time during a par call period, at a repurchase price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest, and at any time not during a par call period, plus an additional "make-whole" premium.
We incurred costs of $6 million in issuing the 2042 Junior Subordinated Notes. The net proceeds of the 2042 Junior Subordinated Notes will be used to fund the payment at maturity of the outstanding $280 million aggregate principal amount of our 2022 Senior Notes, which mature on March 10, 2022. We intend to use the remaining net proceeds for general corporate purposes, including, but not limited to, funding our acquisitions, working capital and other business opportunities.
Dividends on Preferred Shares
On February 4, 2022, we declared $7 million and $2 million of dividends on the Series D and E Preferred Shares, respectively, to be paid on March 1, 2022 to shareholders of record as of February 15, 2022.
Shareholders' Equity
Subsequent to December 31, 2021, and through February 22, 2022, we repurchased 111,398 voting ordinary shares for $27 million for an average price per share of $256.98 under the 2021 Repurchase Program. As of February 22, 2022, the remaining capacity under the 2021 Repurchase Program was $32 million.
Transactions
Aspen
On January 10, 2022, we entered into an agreement with Aspen Insurance Holdings Limited ("Aspen") to assume $3.1 billion of net loss reserves on a diverse mix of property, liability and specialty lines of business in a LPT transaction, subject to a limit of $3.6 billion in exchange for a premium of $3.2 billion. The amount of net loss reserves assumed, as well as the premium and limit amounts provided in the LPT agreement, will be adjusted for claims paid between October 1, 2021 and the closing date of the transaction.
The premium includes $770 million of premium previously paid with respect to reserves ceded under the existing ADC transaction, which will continue to be held in trust accounts to secure Cavello Bay Reinsurance Limited's obligations under the LPT Agreement.
The incremental new premium will initially be held in funds withheld accounts maintained by the Aspen companies. These funds will be credited with interest at an annual rate of 1.75% plus, for periods after October 1, 2022, an additional amount equal to 50% of the amount by which the total return on the investments and cash and cash equivalents of Aspen Insurance Holdings Limited and its subsidiaries exceeds 1.75%.
Additionally, we will assume claims control of the subject business upon closing and entrance into an administrative services agreement.
The transaction is subject to regulatory approvals and satisfaction of various other closing conditions, during which time the ADC will remain in place. The transaction is expected to close in the first half of 2022.
Enstar Group Limited | 2021 Form 10-K                 230

Item 8 | Schedules

SCHEDULE I
ENSTAR GROUP LIMITED
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES67
As of December 31, 2021
(Expressed in millions of U.S. Dollars)

Type of investment	Cost (1)	Fair Value	Amount at which shown in the balance sheet
Short-term and fixed maturity investments — Trading and short-term and fixed maturity investments within funds held - directly managed:(2)
U.S. government and agency	$285	$288	$288
U.K. government	73	73	73
Other government	531	535	535
Corporate	3,321	3,456	3,456
Municipal	143	158	158
Residential mortgage-backed	217	219	219
Commercial mortgage-backed	504	512	512
Asset-backed	287	284	284
Structured Products	1,071	1,033	1,033
Total	6,432	6,558	6,558
Short-term and fixed maturity investments — AFS:(2)
U.S. government and agency	463	459	459
U.K. government	10	10	10
Other government	127	128	128
Corporate	3,384	3,358	3,358
Municipal	129	128	128
Residential mortgage-backed	394	391	391
Commercial mortgage-backed	566	562	562
Asset-backed	625	625	625
Total	5,698	5,661	5,661
Equities(3)	1,454	1,629	1,629
Other investments, at fair value (4)	1,771	1,771	1,771
Total	$15,355	$15,619	$15,619
(1)Original cost of fixed maturity securities is reduced by repayments and adjusted for amortization of premiums or accretion of discounts.
(2)The difference in the amount of fixed maturities shown at fair value and the fixed maturities shown in our consolidated balance sheet relates to the fair value of $35 million as of December 31, 2021 for our investment in fixed maturities issued by affiliates of Stone Point.
(3)The difference in the amount of equities shown at fair value and the equities shown in our consolidated balance sheet relates to the fair value of $92 million as of December 31, 2021 for our investment in a registered investment company affiliated with entities owned by Trident, $50 million as a co-investor alongside Stone Point and a $224 million investment in AmTrust.
(4)The difference in the amount of other investments shown at fair value and the other investments shown in our consolidated balance sheet relates to the fair value of $562 million as of December 31, 2021 for our other investments in funds or companies owned by or affiliated with certain related parties.
67 Refer to Note 22 in our consolidated financial statements.
Enstar Group Limited | 2021 Form 10-K                 231

Item 8 | Schedules

SCHEDULE II
ENSTAR GROUP LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Balance Sheets - Parent Company Only
As of December 31, 2021 and 2020

	2021	2020
	(in millions of U.S. dollars, except share data)
ASSETS
Equities, at fair value (cost: 2021 - $2; 2020 - $0)	$2	$—
Cash and cash equivalents	72	8
Balances due from subsidiaries	29	19
Investments in subsidiaries	7,677	7,887
Other assets	5	8
TOTAL ASSETS	$7,785	$7,922
LIABILITIES
Debt obligations	$1,270	$903
Balances due to subsidiaries	381	301
Other liabilities	38	44
TOTAL LIABILITIES	1,689	1,248
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Ordinary shares (par value $1 each, issued and outstanding 2021: 18,223,574; 2020: 22,085,232):
Voting Ordinary Shares (issued and outstanding 2021: 16,625,862; 2020: 18,575,550)	17	19
Non-voting convertible ordinary Series C Shares (issued and outstanding 2021: 1,192,941 and 2020: 2,599,672)	1	3
Non-voting convertible ordinary Series E Shares (issued and outstanding 2021: 404,771 and 2020: 910,010)	—	1
Preferred Shares:
Series C Preferred Shares (issued and held in treasury 2021 and 2020: 388,571)	—	—
Series D Preferred Shares (issued and outstanding 2021 and 2020: 16,000)	400	400
Series E Preferred Shares (issued and outstanding 2021 and 2020: 4,400)	110	110
Treasury shares, at cost (Series C Preferred Shares 2021 and 2020: 388,571)	(422)	(422)
Joint Share Ownership Plan (voting ordinary shares, held in trust 2021 and 2020: 565,630)	(1)	(1)
Additional paid-in capital	922	1,836
Accumulated other comprehensive income	(16)	81
Retained earnings	5,085	4,647
Total Enstar Group Limited Shareholders’ Equity	6,096	6,674
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,785	$7,922
See accompanying notes to the Condensed Financial Information of Registrant
Enstar Group Limited | 2021 Form 10-K                 232

Item 8 | Schedules

SCHEDULE II
ENSTAR GROUP LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
Statements of Earnings - Parent Company Only
For the Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
	(in millions of U.S. dollars)
INCOME
Net investment income	$—	$2	$4
	—	2	4
EXPENSES
General and administrative expenses	41	46	45
Interest expense	54	52	52
Net foreign exchange losses (gains)	3	(3)	(22)
	98	95	75
NET LOSS BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(98)	(93)	(71)
Equity in undistributed earnings of subsidiaries - continuing operations	571	1,832	1,002
Equity in undistributed earnings of subsidiaries - discontinued operations	—	16	7
NET EARNINGS	473	1,755	938
Dividends on preferred shares	(36)	(36)	(36)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$437	$1,719	$902
See accompanying notes to the Condensed Financial Information of Registrant

Statements of Comprehensive Income - Parent Company Only
For the Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
	(in millions of U.S. dollars)
NET EARNINGS	$473	$1,755	$938
Other comprehensive (loss) income relating to subsidiaries, net of tax	(98)	73	(3)
COMPREHENSIVE INCOME	$375	$1,828	$935
See accompanying notes to the Condensed Financial Information of Registrant
Enstar Group Limited | 2021 Form 10-K                 233

Item 8 | Schedules

SCHEDULE II
ENSTAR GROUP LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
Statements of Cash Flows - Parent Company Only
For the Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
	(in millions of U.S. dollars)
OPERATING ACTIVITIES:
Net cash flows (used in) provided by operating activities	$(72)	$117	$(128)
INVESTING ACTIVITIES:
Dividends and return of capital from subsidiaries	675	44	65
Contributions to subsidiaries	—	(26)	(240)
Net cash flows provided by (used in) investing activities	675	18	(175)
FINANCING ACTIVITIES:
Dividends on preferred shares	(36)	(36)	(36)
Repurchase of shares	(942)	(26)	—
Repayment of loans	(429)	(449)	(219)
Receipt of loans	868	379	548
Net cash flows (used in) provided by financing activities	(539)	(132)	293
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	64	3	(10)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8	5	15
CASH AND CASH EQUIVALENTS, END OF YEAR	$72	$8	$5
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
Net investment income relates to interest on loans to subsidiaries. For the years ended December 31, 2021, 2020, and 2019, interest paid was $41 million, $47 million, and $46 million, respectively.
Investing activities in the Condensed Statements of Cash Flows primarily represents the flow of funds to and from subsidiaries to provide cash on hand to fund business acquisitions and significant new business.
Non-Cash investing activities during the years ended December 31, 2021, 2020, and 2019, included:
i.$0, $130 million and $0, respectively, for dividends and return of capital from subsidiaries. In 2020, these transactions were to settle intercompany balances, resulting in a net reduction in balances due to subsidiaries and a decrease in investments in subsidiaries.
As of December 31, 2021 and 2020, parental guarantees and capital support instruments supporting subsidiaries' insurance obligations were $2.1 billion and $1.7 billion, respectively. In addition, as of December 31, 2021 and 2020, there were $210 million and $210 million, respectively, of unsecured letters of credit for FAL which have a parental guarantee. Furthermore, as of December 31, 2021, we also guarantee the Junior Subordinated Notes issued in 2020 for an aggregate principal amount of $350 million.
As of December 31, 2021 and 2020, retained earnings were $5.1 billion and $4.6 billion, respectively, an increase of $438 million. This increase was primarily attributable to the net earnings of $437 million.
Enstar Group Limited | 2021 Form 10-K                 234

Item 8 | Schedules

SCHEDULE III
ENSTAR GROUP LIMITED
SUPPLEMENTARY INSURANCE INFORMATION
(Expressed in millions of U.S. Dollars)

	As of December 31,				Year ended December 31,
	Deferred Acquisition Costs	Reserves for Losses and Loss Adjustment Expenses	Unearned Premiums	Policy Benefits for Life and Annuity Contracts	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses and Policy Benefits	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
2021
Run-off	$14	$13,117	$171	$—	$182	$—	$(194)	$44	$188	$35
Enhanzed Re	—	181	5	1,502	5	—	(2)	—	1	3
Investments	—	—	—	—	—	309	—	—	37	—
Legacy Underwriting	2	215	12	—	58	3	20	13	10	24
Corporate & Other	—	(255)	—	—	—	—	62	—	131	—
Total	$16	$13,258	$188	$1,502	$245	$312	$(114)	$57	$367	$62
2020
Run-off (1)	$23	$9,433	$72	$—	$59	$—	$(145)	$20	$173	$3
Investments	—	—	—	—	—	270	—	—	35	—
Legacy Underwriting (1)	21	1,358	203	—	513	33	371	151	158	430
Corporate & Other	—	(198)	—	—	—	—	190	—	136	—
Total	$44	$10,593	$275	$—	$572	$303	$416	$171	$502	$433
2019
Run-off	$42	$8,684	$130	$—	$168	$—	$(153)	$74	$173	$(25)
Investments	—	—	—	—	—	267	—	—	30	—
Legacy Underwriting	75	1,570	404	—	636	41	562	167	97	571
Corporate & Other	—	(386)	—	—	—	—	205	—	113	—
Total	$117	$9,868	$534	$—	$804	$308	$614	$241	$413	$546
(1)     As of December 31, 2020, the assets and liabilities of Northshore, the holding company which owns Atrium and Arden (a Run-off subsidiary), were classified as held-for-sale. Deferred acquisition costs, reserves for losses and LAE and unearned premiums for Northshore were $24 million, $254 million and $91 million, respectively68.
68 Refer to Note 5 in our consolidated financial statements for further information.
Enstar Group Limited | 2021 Form 10-K                 235

Item 8 | Schedules

SCHEDULE IV
ENSTAR GROUP LIMITED
REINSURANCE
For the Years Ended December 31, 2021, 2020 and 2019
(Expressed in millions of U.S. Dollars)

	Gross	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

2021
Premiums earned:
Property and casualty	$295	$(128)	$75	$242	31.0%
Future policyholder benefits	—	—	3	3	—%
Total premiums earned	$295	$(128)	$78	$245

2020
Premiums earned:
Property and casualty	542	(158)	188	572	32.9%
Total premiums earned	$542	$(158)	$188	$572

2019
Life insurance in force	$725	$(66)	$—	$659	—%
Premiums earned:
Property and casualty	680	(146)	269	803	33.5%
Future policyholder benefits	1	—	—	1	—%
Total premiums earned	$681	$(146)	$269	$804
Enstar Group Limited | 2021 Form 10-K                 236

Item 8 | Schedules

SCHEDULE V
ENSTAR GROUP LIMITED
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2021, 2020 and 2019
(Expressed in millions of U.S. Dollars)

	Balance at Beginning of Year	Charged to costs and expenses	Charged to other accounts (1)	Deductions (2)	Balance at End of Year
December 31, 2021
Reinsurance balances recoverable on paid and unpaid losses:
Allowance for estimated uncollectible reinsurance	$137	$—	$1	$(2)	$136
Insurance balances recoverable:
Allowance for estimated uncollectible insurance	5	—	—	—	5
Valuation allowance for deferred tax assets	118	12	—	(1)	129

December 31, 2020
Reinsurance balances recoverable on paid and unpaid losses:
Allowance for estimated uncollectible reinsurance	$148	$—	$—	$(11)	$137
Insurance balances recoverable:
Allowance for estimated uncollectible insurance	4	—	1	—	5
Valuation allowance for deferred tax assets	117	4	—	(3)	118

December 31, 2019
Reinsurance balances recoverable on paid and unpaid losses:
Allowance for estimated uncollectible reinsurance	$157	$—	$—	$(9)	$148
Insurance balances recoverable:
Allowance for estimated uncollectible insurance	—	—	4	—	4
Valuation allowance for deferred tax assets	212	3	—	(98)	117
(1)The 2020 amount includes $3 million for the cumulative effect of change in accounting principle.
(2)Credited to the related asset account.

Enstar Group Limited | 2021 Form 10-K                 237

Item 8 | Schedules

SCHEDULE VI
ENSTAR GROUP LIMITED
SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
As of and for the years ended December 31, 2021, 2020 and 2019
(Expressed in millions of U.S. Dollars)

	As of December 31,			Year ended December 31,
Affiliation with Registrant	Deferred Acquisition Costs	Reserves for Unpaid Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses Incurred		Net Paid Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Net Premiums Written
						Current Period	Prior Periods
Consolidated Subsidiaries
2021	$16	$13,258	$188	$242	$312	$172	$(283)	$(1,431)	$57	$59
2020	44	10,593	275	572	303	405	11	(1,485)	171	433
2019	117	9,868	534	803	308	580	34	(1,788)	240	544
Enstar Group Limited | 2021 Form 10-K                 238

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2021. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, except as noted below, that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the SEC's rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
On September 1, 2021, we completed our acquisition of the controlling interest of Enhanzed Re. As of December 31, 2021, Enhanzed Re represented 13.6% of our total assets. As Enhanzed Re is reported on a on quarter lag, its results for the month of September 2021 represented (2.2)% of total income as a consolidated subsidiary. We are in the process of evaluating internal control over financial reporting for Enhanzed Re and accordingly, have excluded Enhanzed Re from our evaluation of internal control over financial reporting and related disclosure controls and procedures.
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
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on that evaluation, we have concluded that we maintained effective internal control over financial reporting as of December 31, 2021.
As noted above, we are in the process of evaluating internal control over financial reporting for Enhanzed Re and accordingly, have excluded Enhanzed Re from management’s annual report on internal control over financial reporting.
KPMG Audit Limited, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K, audited our internal control over financial reporting as of December 31, 2021 and their attestation report on our internal control over financial reporting appears below.
Enstar Group Limited | 2021 Form 10-K                 239

Item 9 | Item 9A. Controls and Procedures

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Enstar Group Limited | 2021 Form 10-K                 240

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Enstar Group Limited:

Opinion on Internal Control Over Financial Reporting
We have audited Enstar Group Limited and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021 and the related notes and financial statement schedules I to VI (collectively, the consolidated financial statements), and our report dated February 24, 2022 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Enhanzed Reinsurance Ltd. (“Enhanzed Re”) on September 1, 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Enhanzed Re’s internal control over financial reporting associated with 13.6% of total assets and (2.2)% of total income included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Enhanzed Re.
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
Enstar Group Limited | 2021 Form 10-K                 241

/s/ KPMG Audit Limited
KPMG Audit Limited
Hamilton, Bermuda
February 24, 2022
Enstar Group Limited | 2021 Form 10-K                 242

ITEM 9B. OTHER INFORMATION

Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All information required by Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K is incorporated by reference from the definitive proxy statement for our 2022 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2021 pursuant to Regulation 14A.
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

See Item 10 herein.
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements and Financial Statement Schedules: see Item 8 in Part II of this report.
(b)Exhibits: see accompanying exhibit index that precedes the signature page of this report.
ITEM 16. FORM 10-K SUMMARY

Omitted at Company's option.
Enstar Group Limited | 2021 Form 10-K                 243

Exhibit Index

EXHIBIT INDEX

Exhibit No.	Description

3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K/A filed on May 2, 2011).

3.2	Sixth Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 15, 2021).

3.3	Certificate of Designations of Series C Participating Non-Voting Perpetual Preferred Stock of Enstar Group Limited, dated as of June 13, 2016 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on June 17, 2016).

3.4	Certificate of Designations of Series D Perpetual Non-Cumulative Preferred Shares of Enstar Group Limited, dated as of June 27, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 27, 2018).

3.5	Certificate of Designations of Series E Perpetual Non-Cumulative Preferred Shares of Enstar Group Limited, dated as of November 21, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 21, 2018).

4.1	Senior Indenture, dated as of March 10, 2017, between Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on March 10, 2017).

4.2	First Supplemental Indenture, dated as of March 10, 2017, between Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on March 10, 2017).

4.3	Second Supplemental Indenture, dated as of March 26, 2019, between Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 26, 2019).

4.4	Third Supplemental Indenture, dated as of May 28, 2019, between Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 28, 2019).

4.5
Fourth Supplemental Indenture, dated as of August 24, 2021, between Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on August 24, 2021).

4.6	Junior Subordinated Indenture, dated as of August 26, 2020, among Enstar Finance LLC, Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to exhibit 4.1 to the Company's Form 8-K filed on August 26, 2020).

4.7	First Supplemental Indenture, dated as of August 26, 2020, among Enstar Finance LLC, Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on August 26, 2020).

4.8
Second Supplemental Indenture dated as of January 14, 2022, among Enstar Finance LLC, Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on January 14, 2022).

4.9	Deposit Agreement, dated as of June 27, 2018, between Enstar Group Limited and American Stock Transfer (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on June 27, 2018).

4.10	Deposit Agreement, dated as of November 21, 2018, between Enstar Group Limited and American Stock Transfer (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on November 21, 2018).

4.11	Description of Securities (incorporated by reference to Exhibit 4.7 to the Company's Form 10-K filed on February 27, 2020).

Enstar Group Limited | 2021 Form 10-K                 244

Exhibit Index

10.1
Registration Rights Agreement, dated as of January 31, 2007, by and among Castlewood Holdings Limited, Trident II, L.P., Marsh & McLennan Capital Professionals Fund, L.P., Marsh & McLennan Employees’ Securities Company, L.P., Dominic F. Silvester, J. Christopher Flowers, and other parties thereto set forth on the Schedule of Shareholders attached thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K12B filed on January 31, 2007).

10.2
Registration Rights Agreement, dated as of April 20, 2011, by and among Enstar Group Limited, GSCP VI AIV Navi, Ltd., GSCP VI Offshore Navi, Ltd., GSCP VI Parallel AIV Navi, Ltd., GSCP VI Employee Navi, Ltd., and GSCP VI GmbH Navi, L.P. (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K filed on April 21, 2011).

10.3
Registration Rights Agreement, dated April 1, 2014, among Enstar Group Limited, FR XI Offshore AIV, L.P., First Reserve Fund XII, L.P., FR XII A Parallel Vehicle L.P., FR Torus Co-Investment, L.P. and Corsair Specialty Investors, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 4, 2014).

10.4	Form of Waiver Agreement (incorporated herein by reference to Exhibit 4.7 to the Company's Form S-3 filed on October 10, 2017).

10.5
Shareholder Rights Agreement, dated June 3, 2015, between Enstar Group Limited and Canada Pension Plan Investment Board (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 3, 2015.

10.6+	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form S-3 (No. 333-151461) initially filed on June 5, 2008).

10.38+	Amended and Restated Employment Agreement, dated as of March 31, 2021, by and between Enstar Group Limited and Dominic F. Silvester (incorporated by reference to Exhibit 10.38 to the Company’s Form 8-K filed on April 6, 2021).

10.8+	Amended and Restated Employment Agreement, dated as of January 21, 2020, by and between Enstar Group Limited and Paul J. O’Shea (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 27, 2020).

10.9+	Amended and Restated Employment Agreement, dated January 21, 2020, by and between Enstar Group Limited and Orla M. Gregory (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 27, 2020).

10.10+
Amendment No. 1 to Amended and Restated Employment Agreement, dated September 16, 2021, by and between Enstar Group Limited and Orla M. Gregory (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on September 21, 2021).

10.11+	Employment Agreement, dated December 28, 2017, by and between Enstar Group Limited and Guy Bowker (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 4, 2018).

10.12+	Transition Agreement, dated July 17, 2020, by and between Enstar Group Limited and Guy Bowker (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 17, 2021).

10.13+	Employment Agreement, dated August 21, 2020, by and between Enstar Group Limited and Zachary Wolf (incorporated by reference to Exhibit 10.12 to the Company's Form 10-K filed on March 1, 2021).

10.14+
Agreement and General Release, dated August 11, 2021, by and between Enstar Group Limited and Zachary Wolf (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 13, 2021).

10.15+	Employment Agreement, dated January 8, 2018, by and between Enstar Group Limited and Paul M.J. Brockman (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 8, 2019).

10.16+	Employment Agreement, dated September 9, 2016, by and between Enstar Group Limited and Nazar Alobaidat (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K filed on February 27, 2020).

10.17+
Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors, effective as of June 5, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 11, 2007).

10.18+
Amended and Restated Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K filed on March 2, 2015).

Enstar Group Limited | 2021 Form 10-K                 245

Exhibit Index

10.19+	Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K filed on March 2, 2015).

10.20+
Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the proxy statement/prospectus that forms a part of the Company’s Form S-4 declared effective December 15, 2006).

10.21+	First Amendment to Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 6, 2007).

10.22+	Form of Stock Appreciation Right Award Agreement pursuant to the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 11, 2014).

10.23+	Enstar Group Limited Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 2, 2019).

10.24+	Form of Restricted Stock Award Agreement under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 5, 2016).

10.25+	Form of Performance Stock Unit Award Agreement (3-Year Cycle) (2020) under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on January 27, 2020).

10.26+
Form of Performance Stock Unit Award Agreement (Annual Cycle) (2020) under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K filed on February 27, 2020).

10.27+
Form of Restricted Stock Unit Award Agreement (2020) under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K filed on February 27, 2020).

10.28+
Form of Performance Stock Unit Award Agreement (2021) under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 7, 2021).

10.29+	Joint Share Ownership Agreement, dated January 21, 2020, by and among Enstar Group Limited, Dominic F. Silvester and Zedra Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 27, 2020).

10.30+	Enstar Group Limited Amended and Restated Employee Share Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 8, 2016).

10.31+	Amended and Restated Enstar Group Limited 2019-2021 Annual Incentive Program (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K filed on March 1, 2019).

10.32s
Recapitalization Agreement, dated as of August 13, 2020, by and among North Bay Holdings Limited, Enstar Group Limited, Kenmare Holdings Ltd., Trident V, L.P., Trident V Parallel Fund, L.P., Trident V Professionals Fund, L.P., Dowling Capital Partners I, L.P., Capital City Partners LLC, and StarStone Specialty Holdings Limited (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 17, 2020).

10.33
Voting and Shareholders' Agreement, dated as of January 1, 2021, among StarStone Specialty Holdings Limited, Kenmare Holdings Ltd., Trident V, L.P., Trident V Parallel Fund, L.P., Trident V Professionals Fund, L.P., Dowling Capital Partners I, L.P., and Capital City Partners LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 4, 2021).

10.34
Third Amended and Restated Shareholders' Agreement, dated as of January 1, 2021, among Northshore Holdings Limited, Trident V, L.P., Trident V Parallel Fund, L.P., Trident V Professionals Fund, L.P., Kenmare Holdings Ltd., Dowling Capital Partners I, L.P., Capital City Partners LLC, Atrium Nominees Limited, and the other Persons who from time to time become a party thereto (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on January 1, 2021).

10.35	Revolving Credit Agreement, dated as of August 16, 2018, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, Barclays Bank PLC, Wells Fargo Bank, National Association and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 21, 2018).

Enstar Group Limited | 2021 Form 10-K                 246

Exhibit Index

10.36	First Amendment to Revolving Credit Agreement, dated as of December 19, 2018, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, Barclays Bank PLC, Wells Fargo Bank, National Association and each of the lenders party thereto (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K filed on March 1, 2019).

10.37	Second Amendment to Revolving Credit Agreement, dated as of November 25, 2020, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, Barclays Bank PLC, Wells Fargo Bank, National Association, and each of the lenders party thereto (incorporated by reference to Exhibit 10.45 to the Company's Form 10-K filed on March 1, 2021).

10.38s
Third Amendment to Revolving Credit Agreement, dated as of March 31, 2021, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, Barclays Bank PLC, Wells Fargo Bank, National Association, and each of the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on May 7, 2021).

10.39	Letter of Credit Facility Agreement, dated as of August 5, 2019, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, London Branch, The Bank of Nova Scotia and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 7, 2019).

10.40	First Amendment to Letter of Credit Facility Agreement, dated as of December 9, 2019, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, London Branch, The Bank of Nova Scotia and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 11, 2019).

10.41	Second Amendment to Letter of Credit Facility Agreement, dated as of June 3, 2020, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, London Branch, The Bank of Nova Scotia and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 9, 2020).

10.42	Third Amendment to Letter of Credit Facility Agreement, dated as of November 25, 2020, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, London Branch, The Bank of Nova Scotia and each of the lenders party thereto (incorporated by reference to Exhibit 10.49 to the Company's Form 10-K filed on March 1, 2021).

10.43	Fourth Amendment to Letter of Credit Facility Agreement, dated as of March 31, 2021, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, London Branch, The Bank of Nova Scotia and each of the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on May 7, 2021).

10.44	Fifth Amendment to Letter of Credit Facility Agreement, dated as of August 16, 2021, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, London Branch, The Bank of Nova Scotia and each of the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on November 4, 2021).

10.45s	Termination and Release Agreement, dated as of February 21, 2021, by and among Enstar Group Limited and certain of its subsidiaries and Hillhouse Capital Management, Ltd. and certain of its affiliates (incorporated by reference to Exhibit 10.50 to the Company's Form 10-K filed on March 1, 2021).

10.46	Purchase Agreement dated as of July 15, 2021 by and among Enstar Group Limited, HHLR Fund, L.P., YHG Investment, L.P. and Hillhouse Fund III, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 15, 2021).

10.47	Purchase Agreement dated as of July 15, 2021 by and among Cavello Bay Reinsurance Limited and HH ENZ Holdings, Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on July 15, 2021).

21.1*	List of Subsidiaries.

22.1*	List of Subsidiary Issuers of Guaranteed Securities.

23.1*	Consent of KPMG Audit Limited.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

Enstar Group Limited | 2021 Form 10-K                 247

Exhibit Index

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8 of this Annual Report on Form 10-K.

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted as Inline XBRL (included in Exhibit 101).
____________________________________________________________________________________________
*     filed herewith
** furnished herewith
+     denotes management contract or compensatory arrangement
s    certain of the schedules and similar attachments are not filed but Enstar Group Limited undertakes to furnish a copy of the schedules or similar attachments to the SEC upon request
Enstar Group Limited | 2021 Form 10-K                 248

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2022.

ENSTAR GROUP LIMITED

By:	/S/ DOMINIC F. SILVESTER
Dominic F. Silvester Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2022.

Signature	Title

/s/ ROBERT J. CAMPBELL Robert J. Campbell	Chairman and Director

/s/ DOMINIC F. SILVESTER Dominic F. Silvester	Chief Executive Officer and Director

/s/ ORLA GREGORY Orla Gregory	Acting Chief Financial Officer, Chief Operating Officer, and Director (signing in her capacity as Principal Financial Officer)

/s/ MICHAEL P. MURPHY Michael P. Murphy	Deputy Chief Financial Officer (signing in his capacity as Principal Accounting Officer)

/s/ PAUL J. O’SHEA Paul J. O’Shea	President and Director

/s/ B. FREDERICK BECKER B. Frederick Becker	Director

/s/ SHARON A. BEESLEY Sharon A. Beesley	Director

/s/ JAMES D. CAREY James D. Carey	Director

/s/ SUSAN L. CROSS Susan L. Cross	Director

/s/ HANS-PETER GERHARDT Hans-Peter Gerhardt	Director

/s/ MYRON HENDRY Myron Hendry	Director

/s/ HITESH PATEL Hitesh Patel	Director

/s/ POUL A. WINSLOW Poul A. Winslow	Director
Enstar Group Limited | 2021 Form 10-K                 249