Form 10-Q
period 2022-03-31
Enstar Group LTD
filed 2022-05-05
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As at May 4, 2022, the registrant had outstanding 16,445,812 voting ordinary shares and 1,597,712 non-voting convertible ordinary shares, each par value $1.00 per share.

Enstar Group Limited
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2022

GLOSSARY OF KEY TERMS

GLOSSARY OF KEY TERMS

A&E	Asbestos and environmental
Acquisition costs	Costs that are directly related to the successful efforts of acquiring new insurance contracts or renewing existing insurance contracts, and which principally consist of incremental costs such as: commissions, brokerage expenses, premium taxes and other fees incurred at the time that a contract or policy is issued.
ADC	Adverse development cover – A retrospective reinsurance arrangement that will insure losses in excess of an established reserve and provide protection up to a contractually agreed amount.
Adjusted BVPS
Adjusted book value per ordinary share - Non-GAAP financial measure calculated by dividing Enstar ordinary shareholders’ equity, adjusted to add the proceeds from assumed exercise of warrants, by the number of ordinary shares outstanding, adjusted for the exercise of warrants and equity awards granted and not yet vested. See “Non-GAAP Financial Measures” in Part I, Item 2 for reconciliation.

Adjusted RLE
Adjusted run-off liability earnings - Non-GAAP financial measure calculated by dividing adjusted prior period development by average adjusted net loss reserves. See “Non-GAAP Financial Measures” in Part I, Item 2 for reconciliation.

Adjusted ROE
Adjusted return on equity - Non-GAAP financial measure calculated by dividing adjusted operating income (loss) attributable to Enstar ordinary shareholders by adjusted opening Enstar ordinary shareholders’ equity. See “Non-GAAP Financial Measures” in Part I, Item 2 for reconciliation.

Adjusted TIR
Adjusted total investment return - Non-GAAP financial measure calculated by dividing adjusted total investment return by average adjusted total investable assets. See “Non-GAAP Financial Measures” in Part I, Item 2 for reconciliation.

AFS	Available-for-sale
AmTrust	AmTrust Financial Services, Inc.
Annualized	Calculation of the quarterly or year-to-date result multiplied by four and then divided by the number of quarters elapsed.
AOCI	Accumulated other comprehensive income
Arden	Arden Reinsurance Company Ltd.
Atrium	Atrium Underwriting Group Limited
BMA	Bermuda Monetary Authority
BSCR	Bermuda Solvency Capital Requirement
BVPS	Book value per ordinary share - GAAP financial measure calculated by dividing Enstar ordinary shareholders’ equity by the number of ordinary shares outstanding.
Citco	Citco III Limited
CLO	Collateralized loan obligation
Core Specialty	Core Specialty Insurance Holdings, Inc.
DCo	DCo LLC
Defendant A&E liabilities	Defendant asbestos and environmental liabilities - Non-insurance liabilities relating to amounts for indemnity and defense costs for pending and future claims, as well as amounts for environmental liabilities associated with our properties.
DCA
Deferred charge asset - The amount by which estimated ultimate losses payable exceed the premium consideration received at the inception of a retroactive reinsurance agreement and that are subsequently amortized over the estimated loss settlement period.

Dowling Funds	Dowling Capital Partners I, L.P. and Capital City Partners LLC
EB Trust	Enstar Group Limited Employee Benefit Trust
Enhanzed Re	Enhanzed Reinsurance Ltd.
Enstar	Enstar Group Limited and its consolidated subsidiaries
Enstar Finance	Enstar Finance LLC
ESG	Environmental, social and governance

GLOSSARY OF KEY TERMS

Exchange Transaction	The exchange of a portion of our indirect interest in Northshore for all of the Trident V Funds’ indirect interest in StarStone U.S.
FAL	Funds at Lloyd's - A deposit in the form of cash, securities, letters of credit or other approved capital instrument that satisfies the capital requirement to support the Lloyd's syndicate underwriting capacity.
Funds held	The account created with premium due to the reinsurer pursuant to the reinsurance agreement, the balance of which is credited with investment income and losses paid are deducted.
Funds held by reinsured companies	Funds held, as described above, where we receive a fixed crediting rate of return on the assets held.
Funds held - directly managed	Funds held, as described above, where we receive the actual investment portfolio return on the assets held.
Future policyholder benefits	The liability relating to life reinsurance contracts, which are based on the present value of anticipated future cash flows and mortality rates.
Gate or side-pocket	A gate is the ability to deny or delay a redemption request, whereas a side-pocket is a designated account for which the investor loses its redemption rights.
Hillhouse Group	Hillhouse Capital Management, Ltd. and Hillhouse Capital Advisors, Ltd.
IBNR
Incurred but not reported - The estimated liability for unreported claims that have been incurred, as well as estimates for the possibility that reported claims may settle for amounts that differ from the established case reserves as well as the potential for closed claims to re-open. These provisions are shown net of reinsurance balances recoverable.

InRe Fund	InRe Fund, L.P.
Investable assets	The sum of total investments, cash and cash equivalents, restricted cash and cash equivalents and funds held
JSOP	Joint Share Ownership Program
LAE	Loss adjustment expenses
Lloyd's	This term may refer to either the society of individual and corporate underwriting members that pool and spread risks as members of one or more syndicates, or the Corporation of Lloyd’s, which regulates and provides support services to the Lloyd’s market
LPT	Loss Portfolio Transfer - Retroactive reinsurance transaction in which loss obligations that are already incurred are ceded to a reinsurer, subject to any stipulated limits
Monument Re	Monument Insurance Group Limited
Morse TEC	Morse TEC LLC
NAV	Net asset value
NCI	Noncontrolling interest
New business	Material transactions, other than business acquisitions, which generally take the form of reinsurance or direct business transfers.
Northshore	Northshore Holdings Limited
OLR	Outstanding loss reserves - Provisions for claims that have been reported and accrued but are unpaid at the balance sheet date.
Parent Company	Enstar Group Limited, excluding its consolidated subsidiaries
Policy buy-back	Similar to a commutation, for direct insurance contracts
pp	Percentage point(s)
PPD	Prior period development - Changes to loss estimates recognized in the current calendar year that relate to loss reserves established in previous calendar years.
Private equity funds	Investments in limited partnerships and limited liability companies
Q1	First quarter or three months ended March 31
Reinsurance to close (RITC)	A business transaction to transfer estimated future liabilities attached to a given year of account of a Lloyd's syndicate into a later year of account of either the same or different Lloyd's syndicate in return for a premium.
Reserves for losses and LAE	Management's best estimate of the ultimate cost of settling losses as of the balance sheet date. This includes OLR and IBNR.
Retroactive reinsurance	Contracts that provide indemnification for losses and LAE with respect to past loss events.

GLOSSARY OF KEY TERMS

RLE	Run-off liability earnings – GAAP-based financial measure calculated by dividing prior period development by average net loss reserves.
RNCI	Redeemable noncontrolling interest
ROE	Return on equity - GAAP-based financial measure calculated by dividing net earnings (loss) attributable to Enstar ordinary shareholders by opening Enstar ordinary shareholders’ equity
Run-off	A line of business that has been classified as discontinued by the insurer that initially underwrote the given risk
Run-off portfolio	A group of insurance policies classified as run-off.
SASB	Sustainability Accounting Standards Board
SEC	U.S. Securities and Exchange Commission
SGL No. 1	SGL No. 1 Limited
SSHL	StarStone Specialty Holdings Limited
StarStone International	StarStone's non-U.S. operations
StarStone U.S.	StarStone U.S. Holdings, Inc. and its subsidiaries
Step Acquisition	The purchase of the entire equity interest in Enhanzed Re held by an affiliate of Hillhouse Capital Management Ltd and Hillhouse Capital Advisors, Ltd.
Stone Point	Stone Point Capital LLC
SUL	StarStone Underwriting Limited
TCFD	Task Force on Climate-Related Financial Disclosures
TIR	Total investment return - GAAP financial measure calculated by dividing total investment return recognized in earnings for the applicable period by average total investable assets
Trident V Funds	Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P.
U.S. GAAP	Accounting principles generally accepted in the United States of America
ULAE	Unallocated loss adjustment expenses - Loss adjustment expenses relating to run-off costs for the estimated payout of the run-off, such as internal claim management or associated operational support costs.
Unearned premium	The unexpired portion of policy premiums that will be earned over the remaining term of the insurance contract.
VIE	Variable interest entities
2021 Repurchase Program
An ordinary share repurchase program adopted by our Board of Directors on November 29, 2021, for the purpose of repurchasing a limited number of our ordinary shares, not to exceed $100 million in aggregate. This plan was fully utilized in April 2022.

PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, the terms "Enstar," "we," "us" or "our" mean Enstar Group Limited and its consolidated subsidiaries.
The following discussion and analysis of our financial condition as of March 31, 2022 and our results of operations for the three months ended March 31, 2022 and 2021 should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021.
Some of the information contained in this discussion and analysis or included elsewhere in this quarterly report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under "Cautionary Statement Regarding Forward-Looking Statements" and Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 6

Item 2 | Management's Discussion and Analysis | Operational Highlights

Operational Highlights

Our consolidated results for the three months ended March 31, 2022 reflect our continued progress on providing capital release solutions to our clients by acquiring and managing their run-off portfolios.
Operational highlights for the quarter include:
Agreed to assume $3.1 billion of loss reserves from Run-off Transactions

•On January 10, 2022 we entered into an agreement with Aspen Insurance Holdings Limited (“Aspen”) to assume $3.1 billion of net loss reserves in a LPT transaction, subject to a limit of $3.6 billion. An existing ADC between Aspen and us that closed in June 2020 will be absorbed into this LPT.
•As a result of this LPT, we will assume an incremental $2.4 billion of net loss reserves with a diverse mix of property, liability and specialty lines of business, in exchange for incremental premium of $2.4 billion,1 and assume claims control.
•This transaction is expected to close in the second quarter of 2022.
Redeployed funds into new Investment Opportunities

•Following the redemption and subsequent liquidation of the InRe Fund L.P. (the “InRe Fund”) in 2021, we have invested or committed the remaining proceeds into liquid and illiquid non-core assets in accordance with our strategic asset allocation.
For certain illiquid asset classes such as private equity, real estate equity and infrastructure equity, funds have been committed to the appointed manager. For these illiquid asset classes, our manager is deploying funds into liquid non-core asset classes while implementing a plan to rotate these investments into illiquid asset classes over time. We expect this rotation will be complete over the medium term.
Executed Capital Transactions

•We completed a $500 million junior subordinated notes offering in January 2022, the net proceeds of which were primarily used to fund the payment at maturity of the outstanding $280 million aggregate principal amount of our senior notes, which matured on March 10, 2022. We intend to use the remaining net proceeds for general corporate purposes, including, but not limited to, funding our acquisitions, working capital and other business opportunities.
•Under our 2021 Repurchase Program, we repurchased 162,134 voting ordinary shares in the quarter for $42 million, representing an average price per share of $257.49 and a weighted average discount to our net book value per ordinary share of 18.6%. As of March 31, 2022, we had repurchased $83 million of our ordinary shares of the $100 million authorized under the 2021 Repurchase Program.
ESG Initiatives

•We made progress on our environmental, social and governance ("ESG") strategy. In the first quarter of 2022, we published our inaugural Corporate Sustainability Report, a Sustainability Accounting Standards Board (“SASB”) Report and a Task Force on Climate-Related Financial Disclosures (“TCFD”) Report.
We also announced a partnership with two U.K.-based women’s sports teams as part of our commitment to championing diversity and equality for women. Our ESG strategy remains focused on addressing climate change, sustainable investing, and developing our human capital. We believe that our achievements to date, in addition to our ongoing and future priorities, will benefit the communities we have a presence in and are an investment in our long-term value.
1 The amount of net loss reserves assumed, as well as the premium and limit amounts provided in the LPT agreement, will be adjusted for claims paid between October 1, 2021 and the closing date of the transaction pursuant to terms of the contract.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 7

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Consolidated Results of Operations - For the Three Months Ended March 31, 2022 and 2021

The following table sets forth our condensed consolidated statements of earnings:

	Three Months Ended
	March 31,		$ Change	% / pp Change
	2022	2021
	(in millions of U.S. dollars, except per share data)
Underwriting Results
Net premiums earned	$34	$93	$(59)	(63)%
Net incurred losses and LAE
Current period	(13)	(54)	41	(76)%
Prior period	143	110	33	30%
Total net incurred losses and LAE	130	56	74	132%
Policyholder benefit expenses	(12)	—	(12)	NM
Acquisition costs	(8)	(34)	26	(76)%

Investment Results
Net investment income	80	62	18	29%
Net realized losses	(37)	(11)	(26)	236%
Net unrealized losses	(381)	(10)	(371)	NM
Earnings from equity method investments	31	118	(87)	(74)%

General and administrative expenses	(85)	(83)	(2)	2%

NET (LOSS) EARNINGS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(282)	$183	$(465)	(254)%

GAAP measures:
Return on equity (“ROE”)	(5.0)%	3.0%		(8.0)	pp
Annualized ROE	(20.2)%	11.9%		(32.1)	pp
Annualized Run-off liability earnings (“RLE”)	5.1%	5.0%		0.1	pp
Annualized total investment return (“TIR”)	(6.1)%	3.6%		(9.7)	pp

Non-GAAP measures:
Adjusted ROE*	(1.4)%	5.4%		(6.8)	pp
Annualized Adjusted ROE*	(5.7)%	21.7%		(27.4)	pp
Annualized Adjusted RLE *	0.0%	1.2%		(1.2)	pp
Annualized Adjusted TIR*	0.5%	8.4%		(7.9)	pp

	As of		$ Change	% Change
	March 31, 2022	December 31, 2021
GAAP measure:
Book value per ordinary share (“BVPS”)	$286.51	$316.34	$(29.83)	(9.4)%

Non-GAAP measure:
Adjusted BVPS*	$282.10	$310.80	$(28.70)	(9.2)%
pp - Percentage point(s)
NM - Not meaningful, we define NM as changes greater than or equal to +/- 300%.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 8

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Overall Measures of Performance

All percentages in the below charts are annualized.
BVPS and Adjusted BVPS* decreased by 9.4% and 9.2%, respectively, from December 31, 2021 to March 31, 2022, primarily as a result of comprehensive losses for the quarter.
Annualized ROE and Annualized Adjusted ROE*
Three Months Ended March 31, 2022 versus 2021: Net loss attributable to Enstar ordinary shareholders was $282 million for the three months ended March 31, 2022, representing an ROE and Adjusted ROE* of (5.0)% and (1.4)%, respectively, in comparison to net earnings of $183 million for the same period in 2021, representing an ROE and Adjusted ROE of 3.0% and 5.4%, respectively.
On an annualized basis, this drove a 32.1 percentage points ("pp") decrease in Annualized ROE and a 27.4 pp decrease in Annualized Adjusted ROE*. These declines were primarily a result of:
i.net realized and unrealized losses on other investments, including equities of $84 million for the three months ended March 31, 2022 compared to net realized and unrealized gains of $185 million in the comparative period. This decline in net realized and unrealized gains on other investments contributed 18.0 and 20.0 pp to the total reduction in Annualized ROE and Annualized Adjusted ROE*, respectively;
ii.net realized and unrealized losses on fixed maturity securities of $334 million for the three months ended March 31, 2022 compared to losses of $206 million in the comparative period, primarily driven by rising interest rates and widening credit spreads. This unfavorable movement impacted Annualized ROE by 10.5 pp with no impact to Annualized Adjusted ROE* as this is excluded from the calculation of the measure; and
iii.earnings from equity method investments decreased by $87 million or 74%, largely due to our acquisition of the controlling interest in Enhanzed Re, effective September 1, 2021 (consolidated net earnings from Enhanzed Re business, inclusive of investment results, corporate allocations and the effect of noncontrolling interests were $15 million for the three months ended March 31, 2022). This unfavorable movement impacted Annualized ROE and Annualized Adjusted ROE* by 5.4 and 6.3 pp, respectively.
These negative factors were partially offset by:
iv.favorable prior period development (“PPD”) of $143 million for the three months ended March 31, 2022, which was $33 million higher than the comparative period, primarily due to favorable PPD on Enhanzed Re’s catastrophe book and a favorable change in the interest rate components of the valuation of liabilities for which we have elected the fair value option, partially offset by an increase in DCA amortization. These favorable movements contributed 3.1 pp to Annualized ROE.
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 9

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

We have discussed the results of our operations by aggregating certain captions from our condensed consolidated statement of earnings, as we believe it provides a more meaningful view of our results and eliminates repetition that would arise if captions were discussed on an individual basis.
In order to facilitate discussion, we have grouped the following captions:
•Underwriting results: includes net premiums earned, net incurred losses and LAE, policyholder benefit expenses and acquisition costs.
•Investment results: includes net investment income, net realized losses, net unrealized losses and earnings from equity method investments.
•General and administrative results: includes general and administrative expenses.
Underwriting Results

Our strategy is focused on effectively managing portfolios and businesses in run-off. Although we have largely exited our active underwriting platforms, we still record net premiums earned and the associated current period net incurred losses and LAE and acquisition costs as a result of new transactions during the year and the run-off of unearned premiums from transactions completed in recent years.
Premiums earned in the Run-off segment are offset by the related current period net incurred losses and LAE and acquisition costs.
The components of underwriting results are as follows:

	Three Months Ended March 31,
	2022					2021
	Run-off	Enhanzed Re	Legacy Underwriting	Corporate and other	Total	Run-off	Legacy Underwriting	Corporate and other	Total
	(in millions of U.S. dollars)
Net premiums earned	$17	$14	$3	$—	$34	$73	$20	$—	$93
Net incurred losses and LAE:
Current period	11	—	2	—	13	44	10	—	54
Prior periods	(50)	(29)	(1)	(63)	(143)	(39)	(6)	(65)	(110)
Total net incurred losses and LAE	(39)	(29)	1	(63)	(130)	5	4	(65)	(56)
Policyholder benefit expenses	—	12	—	—	12	—	—	—	—
Acquisition costs	8	—	—	—	8	29	5	—	34
Underwriting results	$48	$31	$2	$63	$144	$39	$11	$65	$115
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 10

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Current Period
The current period underwriting results from our (re)insurance operations include net earned premiums that have been declining as we transition away from active underwriting activities.

The reductions in net premiums earned, current period net incurred losses and LAE and acquisition costs were driven by reduced levels of activity arising from our exit of our active underwriting platforms beginning in 2020.
We continue to earn premium from our StarStone International business and from our Enhanzed Re segment. In comparison, our 2021 earned premium was primarily driven by StarStone International and AmTrust reinsurance to close (“RITC”) business, which was entered into in 2019.

Prior Periods - RLE
The below charts are in millions (RLE and Adjusted RLE*) and billions (Net Loss Reserves and Adjusted Net Loss Reserves*) of U.S. dollars and percentages are annualized.
The following tables summarize RLE % and Adjusted RLE %* by acquisition year, which management believes is useful in measuring and monitoring performance of our claims management activity on the portfolios that we have acquired. This permits comparability between acquisition years of different loss reserve volumes.
Our calculation of RLE % includes the impact of deferred charge asset (“DCA”) amortization, amortization of fair value adjustments and changes to the discount and risk margin factors relating to the fair value of liabilities where we elected the fair value option.
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 11

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

	Three Months Ended March 31, 2022
	RLE			Adjusted RLE*
Acquisition Year	PPD	Average net loss reserves	Annualized RLE %	Adjusted PPD*	Average adjusted net loss reserves*	Annualized Adj RLE %*
	(in millions of U.S. dollars)
2012 and prior	$1	$581		$4	$613
2013	1	192		—	41
2014	5	826		—	58
2015	—	297		—	282
2016	—	757		8	801
2017	78	855		—	912
2018	25	1,004		3	1,024
2019	(7)	1,094		(14)	1,572
2020	(2)	1,574		(5)	1,532
2021	42	4,079		3	4,538
Total	$143	$11,259	5.1%	$(1)	$11,373	0.0%
Three Months Ended March 31, 2022:
Overall, our Annualized RLE % was positively impacted by a reduction of $98 million relating to the change in the discount rate component of the fair value of liabilities for which we have elected the fair value option in the 2017 and 2018 acquisition years as a result of increases in interest rates.
In addition, we experienced favorable claim activity on Enhanzed Re’s catastrophe book in the 2021 acquisition year, primarily due to a settlement agreement that capped our COVID-19 losses.
Our Annualized Adjusted RLE %*, which excludes the changes in the interest components of our liabilities subject to fair value adjustments and changes in catastrophe loss liabilities, was flat in the period as other net favorable development was offset by amortization of our DCA.

	Three Months Ended March 31, 2021
	RLE			Adjusted RLE*
Acquisition Year	PPD	Average net loss reserves	Annualized RLE %	Adjusted PPD*	Average adjusted net loss reserves*	Annualized Adj RLE %*
	(in millions of U.S. dollars)
2012 and prior	$—	$508		$—	$545
2013	6	142		—	59
2014	10	1,015		10	86
2015	—	359		(1)	342
2016	(3)	849		—	890
2017	66	1,056		—	1,043
2018	19	1,324		10	1,304
2019	1	1,210		3	1,714
2020	11	1,960		7	1,904
2021	—	457		(3)	854
Total	$110	$8,880	5.0%	$26	$8,741	1.2%
Three Months Ended March 31, 2021:
Overall, our Annualized RLE % was positively impacted by a reduction of $75 million in the fair value of liabilities for which we have elected the fair value option in the 2017 and 2018 acquisition years due to rising interest rates.
For Annualized Adjusted RLE %*, our 2019 acquisition year experienced a $10 million favorable impact as a result of lower than expected asbestos related claim frequency related to our defendant A&E liabilities. The remaining Adjusted PPD* was derived from favorable emergence across various acquisition years and lines of business, net of the amortization of the DCA.
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.

Enstar Group Limited | First Quarter 2022 | Form 10-Q                 12

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Investment Results

We strive to structure our investment holdings and the duration of our investments in a manner that recognizes our liquidity needs, including our obligation to pay losses and future policyholder benefit expenses.
The components of our investment results split between our fixed income assets (which includes our short-term and fixed maturity investments classified as trading and AFS, fixed maturity investments included within funds held-directly managed, cash and cash equivalents, including restricted cash and cash equivalents, and funds held by reinsured companies, collectively our “Fixed Income” assets) and other investments ("Other Investments") (which includes equities, the remainder of funds held-directly managed and equity method investments) are as follows:

	Three Months Ended March 31,
	2022			2021
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$61	$19	$80	$48	$14	$62
Net realized (losses) gains	(35)	(2)	(37)	(12)	1	(11)
Net unrealized (losses) gains	(299)	(82)	(381)	(194)	184	(10)
Earnings from equity method investments	—	31	31	—	118	118
TIR ($)	$(273)	$(34)	$(307)	$(158)	$317	$159
Annualized TIR %	(7.3)%	(2.5)%	(6.1)%	(5.4)%	20.3%	3.6%
Annualized Adjusted TIR %*	1.6%	(2.5)%	0.5%	1.7%	20.3%	8.4%
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 13

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Net Investment Income

Three Months Ended March 31, 2022 versus 2021: Net investment income increased primarily due to:
•an increase in our average aggregate fixed income assets of $3.9 billion due to new business in 2021; and
•an increase in our annualized book yield of 5 basis points, due to reinvestment of fixed maturities at higher yields.

Net Realized and Unrealized Losses

(in millions of U.S. dollars)
$(37)
$(381)
$(11)
$(10)
Q1 2022
Q1 2021
Net realized losses
Net unrealized losses

Three Months Ended March 31, 2022 versus 2021: Net realized and unrealized losses increased primarily due to:
•net realized and unrealized losses on fixed income securities of $334 million in 2022 compared to losses of $206 million in the prior period, an unfavorable movement of $128 million or 62% from the prior period, primarily driven by rising interest rates across U.S., U.K. and European markets, in addition to widening credit spreads in the current period.
•net realized and unrealized losses on other investments, including equities, of $84 million in 2022 compared to gains of $185 million in the prior period, an unfavorable movement of $269 million, which was primarily driven by:
◦Losses from our fixed income funds, public equities, hedge funds and CLO equities, largely as a result of global equity market declines and the widening of high yield credit spreads. This was partially offset by gains on our private equity funds, private credit funds and real estate funds, which are typically recorded on a one quarter lag.
◦Net realized and unrealized gains for the three months ended March 31, 2021, which were driven by strong performance in our equities and equity funds, private equity funds, private credit funds, fixed income funds, CLO equity and CLO equity funds.

Earnings from equity method investments

Three Months Ended March 31, 2022 versus 2021: earnings from equity method investments decreased, primarily due to:
•our acquisition of the controlling interest in Enhanzed Re, which resulted in us consolidating Enhanzed Re effective September 1, 2021 (consolidated net earnings from Enhanzed Re were $15 million for the three months ended March 31, 2022). Prior to that date, the results of Enhanzed Re were recorded in earnings from equity method investments.

Enstar Group Limited | First Quarter 2022 | Form 10-Q                 14

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Return on investments
The below charts are in millions of U.S. dollars and all percentages are annualized.
Three Months Ended March 31, 2022 versus 2021: Our Annualized TIR % and Annualized Adjusted TIR %* decreased by 9.7 pp and 7.9 pp, respectively, from 2021.
Fixed income securities
•The TIR and Annualized TIR % on fixed income assets was $115 million and 1.9 pp lower, respectively, for the three months ended March 31, 2022 compared to 2021, primarily due to an increase in net realized and unrealized losses of $128 million.
•The Adjusted TIR* and Annualized Adjusted TIR %* on fixed income assets was $13 million higher and 0.1 pp lower, respectively, for Q1 2022 compared to Q1 2021, due to increases in net investment income and fixed income assets.
Other investments, including equities
•Both our TIR and Adjusted TIR*, and Annualized TIR % and Annualized Adjusted TIR %*, on other investments, including equities, was $351 million and 22.8 pp lower, respectively, for the three months ended March 31, 2022 compared to 2021, primarily due to:
◦an unfavorable movement in net realized and unrealized losses on other investments, including equities, of $269 million which lowered both our Annualized TIR % and Annualized Adjusted TIR %* by 18.2 pp; and
◦a reduction in earnings from equity method investments of $87 million which adversely impacted both our Annualized TIR % and Annualized Adjusted TIR %* by 5.2 pp.
Investable Assets
The below charts are in billions of U.S. dollars

•Investable assets decreased by 5.0% from December 31, 2021, primarily due to a decline in carrying value of our fixed income securities and other investments, including equities, and net paid losses.
•Adjusted investable assets* decreased by 2.2% from December 31, 2021 to March 31, 2022, as a result of a decline in the carrying value of our other investments, including equities, and net paid losses.
•The $1.0 billion reduction in cash and cash equivalents was driven by the redeployment of a portion of the InRe Fund redemptions to other investments, including equities.

*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measures.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 15

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Duration and average credit rating on fixed income securities and cash and cash equivalents
The fair value, duration and average credit rating by segment is as follows:

	March 31, 2022			December 31, 2021
Segment	Fair Value ($) (1)	Duration (in years) (2)	Average Credit Rating (3)	Fair Value ($) (1)	Duration (in years) (2)	Average Credit Rating (3)
Investments	(in millions of U.S. dollars)			(in millions of U.S. dollars)
Run-off	$10,783	4.83	A+	$12,680	4.54	A+
Enhanzed Re	1,356	13.88	A	1,454	14.62	A-
Total - Investments	12,139	5.97	A+	14,134	5.69	A+
Legacy Underwriting	191	2.29	AA-	212	2.37	AA-
Total	$12,330	5.92	A+	$14,346	5.64	A+
(1) The fair value of our fixed income securities and cash and cash equivalents by segment does not include the carrying value of cash and cash equivalents within our funds held-directly managed portfolios.
(2) The duration calculation includes cash and cash equivalents, short-term investments and fixed maturity securities, as well as the fixed maturity securities and cash and cash equivalents within our funds held-directly managed portfolios.
(3) The average credit ratings calculation includes cash and cash equivalents, short-term investments, fixed maturity securities and the fixed maturity securities within our funds held - directly managed portfolios.
The overall decrease in the balance of our fixed income securities and cash and cash equivalents of $2.0 billion for the three months ended March 31, 2022 was driven by the redeployment of a portion of the InRe Fund redemptions to other investments, including equities, net paid losses and the recognition of net unrealized losses on our fixed income securities as described above.
As of both March 31, 2022 and December 31, 2021, our fixed income securities and cash and cash equivalents had an average credit quality rating of A+.
As of March 31, 2022 and December 31, 2021, our fixed income securities that were non-investment grade (i.e. rated lower than BBB- and non-rated securities) comprised 6.4% and 5.6% of our total fixed income securities portfolio, respectively. The increase in non-investment grade fixed income securities was driven by the redeployment of a portion of the InRe Fund redemptions to higher-yield fixed income securities in the quarter.

General and Administrative Expenses

Three Months Ended March 31, 2022 versus 2021: The $2 million increase in general and administrative expenses was driven by higher salaries and benefits in the current quarter due to reductions in performance-based salaries and benefits costs in the comparative quarter, partially offset by reductions in IT costs as a result of reduced project activity in the current quarter.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 16

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

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
We have presented the results and GAAP reconciliations for these measures further below. The following tables present more information on each non-GAAP measure.

Non-GAAP Measure	Definition	Purpose of Non-GAAP Measure over GAAP Measure
Adjusted book value per ordinary share	Total Enstar ordinary shareholders' equity Divided by Number of ordinary shares outstanding, adjusted for: -the ultimate effect of any dilutive securities on the number of ordinary shares outstanding
Increases the number of ordinary shares to reflect equity awards granted but not yet vested as, over the long term, this presents a prudent view of our book value per share.

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
Calculating the operating income (loss) as a percentage of our adjusted opening Enstar ordinary shareholders' equity provides a more valuable and consistent measure of the performance of our business, and enhances comparisons to prior periods:

•by adjusting investment returns for the temporary impact of the change in fair value of fixed maturity securities (both credit spreads and interest rates) which we hold until the earlier of maturity or used to fund any settlement of related liabilities which are generally recorded at cost;
•by removing the impact of non-cash charges that obscure our trends on a consistent basis; and
•by removing items that are not indicative of our ongoing operations;

We use this non-GAAP measure in our annual incentive compensation program.

We include the amortization of fair value adjustments as a non-GAAP adjustment to the adjusted operating income (loss) attributable to Enstar ordinary shareholders as it is considered to be a non-cash charge and not indicative of our operating results.

Adjusted operating income (loss) attributable to Enstar ordinary shareholders (numerator)
Net earnings (loss) attributable to Enstar ordinary shareholders, adjusted for:
-net realized and unrealized (gains) losses on fixed maturity investments and funds held-directly managed
-change in fair value of insurance contracts for which we have elected the fair value option (1)
-amortization of fair value adjustments
-net gain/loss on purchase and sales of subsidiaries (if any)
-net earnings from discontinued operations (if any)
-tax effects of adjustments
-adjustments attributable to noncontrolling interest

Adjusted opening Enstar ordinary shareholders' equity (denominator)
Opening Enstar ordinary shareholders' equity, less:
-net unrealized gains (losses) on fixed maturity investments and funds held-directly managed,
-fair value of insurance contracts for which we have elected the fair value option (1),
-fair value adjustments, and
-net assets of held for sale or disposed subsidiaries classified as discontinued operations (if any)

Enstar Group Limited | First Quarter 2022 | Form 10-Q                 17

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

Adjusted total investment return (%)	Adjusted total investment return (dollars) recognized in earnings for the applicable period divided by period average adjusted total investable assets.	Provides a key measure of the return generated on the capital held in the business and is reflective of our investment strategy.

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
Adjusted average aggregate total investable assets (denominator)
Total average investable assets, adjusted for:
-net unrealized (gains) losses on fixed maturities, AFS investments included within AOCI
-net unrealized (gains) losses on fixed maturities, trading instruments

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
Remove:
-Legacy Underwriting and Enhanzed Re net loss reserves
-current period net loss reserves
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

(1) Comprises the discount rate and risk margin components.

Enstar Group Limited | First Quarter 2022 | Form 10-Q                 18

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of BVPS to Adjusted BVPS*:

	March 31, 2022			December 31, 2021
	Equity (1)	Ordinary Shares	Per Share Amount	Equity (1)	Ordinary Shares	Per Share Amount
	(in millions of U.S. dollars, except share and per share data)
Book value per ordinary share	$5,024	17,535,407	$286.51	$5,586	17,657,944	$316.34
Non-GAAP adjustments:
Share-based compensation plans		274,080			315,205
Adjusted book value per ordinary share*	$5,024	17,809,487	$282.10	$5,586	17,973,149	$310.80
(1) Equity comprises Enstar ordinary shareholders' equity, which is calculated as Enstar shareholders' equity less preferred shares ($510 million) prior to any non-GAAP adjustments.
*Non-GAAP measure.
The table below presents a reconciliation of Annualized ROE to Annualized Adjusted ROE*:

	March 31, 2022				March 31, 2021
	Net (loss) earnings (1)	Opening equity (1)	(Adj) ROE	Annualized (Adj) ROE	Net (loss) earnings (1)	Opening equity (1)	(Adj) ROE	Annualized (Adj) ROE
	(in millions of U.S. dollars)
Net (loss) earnings/Opening equity/ROE/Annualized ROE (1)	$(282)	$5,586	(5.0)%	(20.2)%	$183	$6,164	3.0%	11.9%
Non-GAAP adjustments:
Net realized and unrealized losses on fixed maturity investments and funds held - directly managed / Net unrealized gains on fixed maturity investments and funds held - directly managed (2)	334	(89)			206	(560)
Change in fair value of insurance contracts for which we have elected the fair value option / Fair value of insurance contracts for which we have elected the fair value option (3)	(98)	(107)			(75)	(33)
Amortization of fair value adjustments / Fair value adjustments	2	(106)			2	(128)
Net gain on sales of subsidiaries	—				(15)
Tax effects of adjustments (4)	(26)				(17)
Adjustments attributable to noncontrolling interest (5)	(5)				11
Adjusted operating (loss) income/Adjusted opening equity/Adjusted ROE/Annualized adjusted ROE*	$(75)	$5,284	(1.4)%	(5.7)%	$295	$5,443	5.4%	21.7%
(1) Net (loss) earnings comprises net (loss) earnings attributable to Enstar ordinary shareholders, prior to any non-GAAP adjustments. Opening equity comprises Enstar ordinary shareholders' equity, which is calculated as opening Enstar shareholders' equity less preferred shares ($510 million), prior to any non-GAAP adjustments.
(2) Represents the net realized and unrealized losses related to fixed maturity securities. Our fixed maturity securities are held directly on our balance sheet and also within the "Funds held - directly managed" balance.
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
*Non-GAAP measure.

Enstar Group Limited | First Quarter 2022 | Form 10-Q                 19

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

The table below presents a reconciliation of PPD to Adjusted PPD* and Annualized RLE to Annualized Adjusted RLE*:

	Three Months Ended	As of			Three Months Ended
	March 31, 2022	March 31, 2022	December 31, 2021	March 31, 2022	March 31, 2022
	PPD	Net loss reserves	Net loss reserves	Average net loss reserves	Annualized RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/Annualized RLE	$143	$10,962	$11,555	$11,259	5.1%
Non-GAAP Adjustments:
Enhanzed Re	(28)	(150)	(181)	(166)
Legacy Underwriting	(1)	(142)	(153)	(147)
Net loss reserves - current period	—	(13)	—	(7)
Reduction in provisions for ULAE / Net ULAE provisions	(22)	(394)	(416)	(405)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	2	104	106	105
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	(98)	201	107	154
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	3	586	574	580
Adjusted PPD/Adjusted net loss reserves/Annualized Adjusted RLE*	$(1)	$11,154	$11,592	$11,373	0.0%

	Three Months Ended	As of			Three Months Ended
	March 31, 2021	March 31, 2021	December 31, 2020	March 31, 2021	March 31, 2021
	PPD	Net loss reserves	Net loss reserves	Average net loss reserves	Annualized RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/Annualized RLE	$110	$9,215	$8,544	$8,880	5.0%
Non-GAAP Adjustments:
Legacy Underwriting	(6)	(153)	(955)	(555)
Net loss reserves - current period	—	(48)	—	(24)
Reduction in provisions for ULAE / Net ULAE provisions	(14)	(396)	(334)	(365)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	2	125	128	127
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	(75)	109	33	71
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	9	599	615	607
Adjusted PPD/Adjusted net loss reserves/Annualized Adjusted RLE*	$26	$9,451	$8,031	$8,741	1.2%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 20

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

The table below presents a reconciliation of our Annualized TIR to our Annualized Adjusted TIR*:

	Three Months Ended
	March 31, 2022			March 31, 2021
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$61	$19	$80	$48	$14	$62
Net realized (losses) gains	(35)	(2)	(37)	(12)	1	(11)
Net unrealized (losses) gains	(299)	(82)	(381)	(194)	184	(10)
Earnings from equity method investments	—	31	31	—	118	118
TIR ($)	$(273)	$(34)	$(307)	$(158)	$317	$159

Non-GAAP adjustment:
Net realized and unrealized losses on fixed maturity investments and funds held-directly managed	334	—	334	206	—	206
Adjusted TIR ($)*	$61	$(34)	$27	$48	$317	$365

Total investments	$11,416	$5,826	$17,242	$9,996	$6,557	$16,553
Cash and cash equivalents, including restricted cash and cash equivalents	1,135	—	1,135	996	—	996
Funds held by reinsured companies	2,241	—	2,241	663	—	663
Total investable assets	$14,792	$5,826	$20,618	$11,655	$6,557	$18,212

Average aggregate invested assets, at fair value (1)	14,917	5,326	20,243	11,619	6,244	17,863
Annualized TIR % (2)	(7.3)%	(2.5)%	(6.1)%	(5.4)%	20.3%	3.6%
Non-GAAP adjustment:
Net unrealized losses (gains) on fixed maturities, AFS investments included within AOCI and net unrealized losses (gains) on fixed maturities, trading instruments	521	—	521	(229)	—	(229)
Adjusted investable assets*	$15,313	$5,826	$21,139	$11,426	$6,557	$17,983

Adjusted average aggregate invested assets, at fair value* (3)	$15,133	$5,326	$20,459	$11,224	$6,244	$17,468
Annualized adjusted TIR %* (4)	1.6%	(2.5)%	0.5%	1.7%	20.3%	8.4%
(1) This amount is a two period average of the total investable assets, as presented above, and is comprised of amounts disclosed in our quarterly and annual U.S. GAAP consolidated financial statements.
(2) Annualized TIR % is calculated by dividing the annualized TIR ($) by average aggregate invested assets, at fair value.
(3) This amount is a two period average of the adjusted investable assets*, as presented above.
(4) Annualized adjusted TIR %* is calculated by dividing the annualized adjusted TIR* ($) by adjusted average aggregate invested assets, at fair value*.
*Non-GAAP measure.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 21

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

The below tables present a reconciliation of our total investable assets from the consolidated balance sheet view in accordance with GAAP to management's non-GAAP view of the underlying economic exposure:

Consolidated Balance Sheet View	March 31, 2022	Exchange traded funds backed by fixed income securities	Bonds, CLO equities and private debt held in equity format	Equities, privately held equity, private credit and real estate held in fund format	CLO equity funds	Other assets and liabilities in funds held format	March 31, 2022	Management's View of Underlying Economic Exposure
	(in millions of U.S. dollars)
Short-term and fixed maturity investments, trading and AFS and funds held - directly managed, excluding other assets	$11,195						$11,195	Fixed maturities
Other assets included within funds held - directly managed	221					(221)	—
Equities	2,444	(1,227)	(125)	(1)			1,091	Equities*
Other Investments:
Hedge funds	315						315	Hedge funds
Fixed income funds	656	1,227	63				1,946	Bond/loan funds*
Equity funds	4			(4)			—
Private equity funds	1,068			(107)			961	Private equity funds*
CLO equities	156		32		234		422	CLO equities*
CLO equity funds	234				(234)		—
Private credit funds	296		30	77			403	Private credit*
Real estate debt fund	134			35			169	Real estate*
Total	2,863						4,216
Equity method investments	519						519	Equity method investments
Total investments	17,242						17,021
Cash and cash equivalents (including restricted cash)	1,135						1,135	Cash and cash equivalents (including restricted cash)
Funds held by reinsured companies	2,241					221	2,462	Funds held*
Total investable assets	$20,618						$20,618	Total investable assets
*Non-GAAP financial measure.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 22

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

Consolidated Balance Sheet View	December 31, 2021	Exchange traded funds backed by fixed income securities	Bonds, CLO equities and private debt held in equity format	Equities, privately held equity, private credit and real estate held in fund format	CLO equity funds	Other assets and liabilities in funds held format	December 31, 2021	Management's View of Underlying Economic Exposure
	(in millions of U.S. dollars)
Short-term and fixed maturity investments, trading and AFS and funds held - directly managed, excluding other assets	$12,254						$12,254	Fixed maturities
Other assets included within funds held - directly managed	201					(201)	—
Equities	1,995	(969)	(121)	(3)			902	Equities*
Other Investments:
Hedge funds	291						291	Hedge funds
Fixed income funds	573	969	64				1,606	Bond/loan funds*
Equity funds	5			(5)			—
Private equity funds	752			(110)			642	Private equity funds*
CLO equities	161		32		207		400	CLO equities*
CLO equity funds	207				(207)		—
Private credit funds	275		25	85			385	Private credit*
Real estate debt fund	69			33			102	Real estate*
Total	2,333						3,426
Equity method investments	493						493	Equity method investments
Total investments	17,276						17,075
Cash and cash equivalents (including restricted cash)	2,092						2,092	Cash and cash equivalents (including restricted cash)
Funds held by reinsured companies	2,340					201	2,541	Funds held*
Total investable assets	$21,708						$21,708	Total investable assets
*Non-GAAP financial measure.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 23

Item 2 | Management's Discussion and Analysis | Other Financial Measures

Other Financial Measures

In addition to our non-GAAP financial measures presented above, we refer to TIR, which provides a key measure of the return generated on the capital held in the business. It is reflective of our investment strategy and it provides a consistent measure of investment returns as a percentage of all assets generating investment returns.
The following table provides the calculation of our Annualized TIR by segment:

	Three Months Ended
	March 31, 2022			March 31, 2021
	Investments	Legacy Underwriting	Total	Investments	Legacy Underwriting	Total
	(in millions of U.S. dollars)
Net investment income:
Fixed income securities	$68	$4	$72	$51	$1	$52
Other investments, including equities	19	—	19	14	—	14
Less: Investment expenses	(11)	—	(11)	(4)	—	(4)
Net investment income	$76	$4	$80	$61	$1	$62
Net realized losses:
Fixed income securities	$(35)	$—	$(35)	$(11)	$(1)	$(12)
Other investments, including equities	(2)	—	(2)	1	—	1
Net realized losses	$(37)	$—	$(37)	$(10)	$(1)	$(11)
Net unrealized losses:
Fixed income securities, trading	(293)	(6)	(299)	(194)	—	(194)
Other investments, including equities	(82)	—	(82)	184	—	184
Net unrealized losses	$(375)	$(6)	$(381)	$(10)	$—	$(10)
Earnings from equity method investments	31	—	31	118	—	118
TIR ($)	$(305)	$(2)	$(307)	$159	$—	$159

Fixed maturity and short-term investments, trading and AFS and funds held - directly managed	$11,037	$158	$11,195	$9,827	$163	$9,990
Other assets included within funds held - directly managed	221	—	221	6	—	6
Equities	2,444	—	2,444	1,099	—	1,099
Other investments	2,851	12	2,863	4,509	10	4,519
Equity method investments	519	—	519	939	—	939
Total investments	$17,072	$170	$17,242	$16,380	$173	$16,553
Cash and cash equivalents, including restricted cash and cash equivalents	1,102	33	1,135	966	30	996
Funds held by reinsured companies	2,209	32	2,241	629	34	663
Total investable assets	$20,383	$235	$20,618	$17,975	$237	$18,212

Average aggregate invested assets, at fair value (1)	$20,012	$231	$20,243	$17,623	$240	$17,863
Annualized TIR % (2)	(6.1)%	(3.5)%	(6.1)%	3.6%	—%	3.6%

Annualized income from fixed income assets (3)	272	16	288	204	4	208
Average aggregate fixed income assets, at cost (3)(4)	14,850	220	15,070	10,960	225	11,185
Annualized Investment book yield (5)	1.83%	7.27%	1.91%	1.86%	1.78%	1.86%
(1) This amount is a two period average of the total investable assets, as presented above, and is comprised of amounts disclosed in our quarterly and annual U.S. GAAP consolidated financial statements.
(2) Annualized total investment return % is calculated by dividing the annualized total investment return ($) by average aggregate invested assets, at fair value.
(3) Fixed income assets include fixed income securities and cash and restricted cash, and funds held by reinsured companies.
(4) These amounts are a two period average of the amounts disclosed in our quarterly and annual U.S. GAAP consolidated financial statements.
(5) Annualized investment book yield % is calculated by dividing the annualized income from fixed income assets by average aggregate fixed income assets, at cost.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 24

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment

Results of Operations by Segment - For the Three Months Ended March 31, 2022 and 2021

Our business is organized into four reportable segments: (i) Run-off; (ii) Enhanzed Re; (iii) Investments; and (iv) Legacy Underwriting. In addition, our corporate and other activities, which do not qualify as an operating segment, include income and expense items that are not directly attributable to our reportable segments.
The following is a discussion of our results of operations by segment.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 25

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Run-off Segment

Run-off Segment

The following is a discussion and analysis of the results of operations for our Run-off segment.

	Three Months Ended
	March 31,
	2022	2021	$ Change	% Change
INCOME	(in millions of U.S. dollars)
Net premiums earned	$17	$73	$(56)	(77)%
Other income:
Reduction in estimates of net ultimate defendant A&E liabilities - prior periods	3	9	(6)	(67)%
Reduction in estimated future defendant A&E expenses	—	3	(3)	(100)%
All other income	7	10	(3)	(30)%
Total other income	10	22	(12)	(55)%
Total income	27	95	(68)	(72)%

EXPENSES
Net incurred losses and LAE:
Current period	11	44	(33)	(75)%
Prior periods:
Reduction in estimates of net ultimate losses	(29)	(25)	(4)	16%
Reduction in provisions for ULAE	(21)	(14)	(7)	50%
Total prior periods	(50)	(39)	(11)	28%
Total net incurred losses and LAE	(39)	5	(44)	NM
Acquisition costs	8	29	(21)	(72)%
General and administrative expenses (1)	39	28	11	39%
Total expenses	8	62	(54)	(87)%

SEGMENT NET EARNINGS	$19	$33	$(14)	(42)%
NM - Not meaningful, we define NM as changes greater than or equal to +/- 300%.
(1) We refined our approach to our general and administrative expense allocations in the second quarter of 2021. Under the revised methodology, our first quarter 2021 general and administrative expenses for the Run-off segment would have increased by $16 million, to $44 million.

Overall Results
Three Months Ended March 31, 2022 versus 2021: Segment net earnings from our Run-off segment decreased by $14 million, primarily due to:
•Decreases in net premiums earned of $56 million, which was largely offset by decreases in current period net incurred losses and LAE and acquisition costs of $33 million and $21 million, respectively. The reduction in each of these amounts was driven by reduced levels of activity arising from our exit of our StarStone International business beginning in 2020.
•A reduction in other income of $12 million primarily driven by lower favorable prior period development related to our defendant A&E liabilities in the current quarter; and
•An increase in general and administrative expenses of $11 million; partially offset by
•An $11 million increase in favorable prior period development in the current quarter driven by:
◦An increase in the reduction in provisions for ULAE of $7 million; and
◦A $4 million increase in favorable prior period development compared to the comparative quarter, driven by a $23 million increase in favorable development on the workers’ compensation line of business resulting from favorable actual claims experience compared to expected claims trends, partially offset by a $16 million increase in adverse development on our property line of business due to unfavorable loss emergence relating to construction risks.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 26

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Enhanzed Re Segment

Enhanzed Re Segment

On September 1, 2021 we purchased an additional 27.7% in Enhanzed Re, a company that was previously accounted for as an equity method investment. We now own 75.1% of this company and have consolidated it as of September 1, 2021.
The Enhanzed Re segment consists of life and property aggregate excess of loss (catastrophe) business. The catastrophe business was not renewed for 2022.
We report the results of this segment on a one quarter lag. The following is a discussion and analysis of the results of operations for our Enhanzed Re segment.

Three Months Ended
March 31, 2022
INCOME	(in millions of U.S. dollars)
Net premiums earned	$14
Total income	14

EXPENSES
Net incurred losses and LAE:
Current period	—
Prior periods:
Reduction in estimates of net ultimate losses	(28)
Reduction in provisions for unallocated LAE	(1)
Total prior periods	(29)
Total net incurred losses and LAE	(29)
Policyholder benefit expenses	12
General and administrative expenses	2
Total expenses	(15)

SEGMENT NET EARNINGS	$29

Overall Results
Three Months Ended March 31, 2022: Segment net earnings from our Enhanzed Re Segment was primarily driven by:
•Favorable PPD of $29 million, primarily due to a settlement agreement that capped our COVID-19 losses on the catastrophe business; and
•Net premiums earned on the life reinsurance business and in-force catastrophe reinsurance treaties; partially offset by policyholder benefit expenses of $12 million.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 27

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Investment Segment

Investments Segment

The following is a discussion and analysis of the results of operations for our Investments segment.

	Three Months Ended
	March 31,
	2022	2021	$ Change	% Change
	(in millions of U.S. dollars)
INCOME
Net investment income:
Fixed income securities	$68	$51	$17	33%
Other investments, including equities	19	14	5	36%
Less: Investment expenses	(11)	(4)	(7)	175%
Total net investment income	76	61	15	25%
Net realized losses:
Fixed income securities	(35)	(11)	(24)	218%
Other investments, including equities	(2)	1	(3)	NM
Net realized losses	(37)	(10)	(27)	270%
Net unrealized losses:
Fixed income securities	(293)	(194)	(99)	51%
Other investments, including equities	(82)	184	(266)	(145)%
Total net unrealized losses	(375)	(10)	(365)	NM
Total income	(336)	41	(377)	NM

EXPENSES
General and administrative expenses (1)	9	3	6	200%
Total expenses	9	3	6	200%

Earnings from equity method investments	31	118	(87)	(74)%

SEGMENT NET (LOSS) EARNINGS	$(314)	$156	$(470)	NM
NM - Not meaningful, we define NM as changes greater than or equal to +/- 300%.
(1) We refined our approach to our general and administrative expense allocations in the second quarter of 2021. Under the revised methodology, our first quarter 2021 general and administrative expenses for the Investments segment would have increased by $3 million, to $6 million.
Overall Results
Three Months Ended March 31, 2022 versus 2021: Segment net loss from our Investments segment was $314 million for the three months ended March 31, 2022 compared to segment net earnings of $156 million for the same period in 2021, an unfavorable change of $470 million primarily due to:
•net realized and unrealized losses of $328 million on our fixed income securities, driven by rising interest rates and widening credit spreads, an increase of $123 million from the comparative period;
•net realized and unrealized losses of $84 million on our other investments, including equities, in comparison to net realized and unrealized gains of $185 million in the comparative period, primarily driven by underperformance of our fixed income funds, public equities, hedge funds and CLO equities as a result significant volatility in global equity markets and widening high yield credit spreads, partially offset by gains on our private equity funds, private credit funds and real estate funds, which are typically recorded on a one quarter lag; and
•an $87 million decrease in earnings from equity method investments largely due to our acquisition of the controlling interest in Enhanzed Re, effective September 1, 2021 (consolidated net earnings from Enhanzed Re were $15 million for the three months ended March 31, 2022). Prior to that date, the results of Enhanzed Re were recorded in earnings from equity method investments.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 28

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Investment Segment

Total Investments
Fixed income securities
Refer to the below tables for the fair value, duration, and credit rating of our fixed income securities by business:

	March 31, 2022
	Run-off				Enhanzed Re (1)				Total	Total %
	Fair Value	%	Duration (years) (2)	Credit Rating (2)	Fair Value	%	Duration (years) (2)	Credit Rating (2)
	(in millions of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and AFS and funds held - directly managed
U.S. government & agency	$676	6.1%	6.1	AAA	$—	—%	n/a	n/a	$676	6.1%
U.K. government	80	0.7%	11.2	AA-	—	—%	n/a	n/a	80	0.7%
Other government	357	3.2%	6.2	AA	199	1.8%	12.2	BBB+	556	5.0%
Corporate	5,980	54.2%	6.2	BBB+	171	1.5%	6.8	A-	6,151	55.7%
Municipal	243	2.2%	8.6	AA-	—	—%	n/a	n/a	243	2.2%
Residential mortgage-backed	527	4.8%	4.5	AA+	—	—%	n/a	n/a	527	4.8%
Commercial mortgage-backed	1,043	9.5%	3.2	AA+	—	—%	n/a	n/a	1,043	9.5%
Asset-backed	775	7.0%	0.4	AA-	—	—%	n/a	n/a	775	7.0%
Structured products	—	—%	n/a	n/a	986	9.0%	18.2	A	986	9.0%
	$9,681	87.7%	5.4	A	$1,356	12.3%	15.9	A	$11,037	100.0%

	December 31, 2021
	Run-off				Enhanzed Re (1)
	Fair Value	%	Duration (years) (2)	Credit Rating (2)	Fair Value	%	Duration (years) (2)	Credit Rating (2)	Total	Total %
	(in millions of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and AFS and funds held - directly managed
U.S. government & agency	$737	6.1%	6.4	AAA	$—	—%	n/a	n/a	$737	6.1%
U.K. government	82	0.7%	9.8	AA-	—	—%	n/a	n/a	82	0.7%
Other government	387	3.2%	6.8	AA	228	1.9%	12.1	BBB	615	5.1%
Corporate	6,532	54.1%	6.4	A-	193	1.6%	6.7	A-	6,725	55.7%
Municipal	272	2.3%	9.2	AA-	—	—%	n/a	n/a	272	2.3%
Residential mortgage-backed	597	4.9%	2.8	AA+	—	—%	n/a	n/a	597	4.9%
Commercial mortgage-backed	1,074	8.9%	3.1	AA+	—	—%	n/a	n/a	1,074	8.9%
Asset-backed	937	7.8%	0.3	AA-	—	—%	n/a	n/a	937	7.8%
Structured products	—	—%	n/a	n/a	1,033	8.5%	19.2	A-	1,033	8.5%
Total	$10,618	88.0%	5.4	A	1,454	12.0%	16.4	A-	$12,072	100.0%
(1) Investments under the Enhanzed Re caption comprise those that support our life reinsurance business.
(2) The duration and the average credit ratings calculation includes short-term investments, fixed maturities and the fixed maturities within our funds held-directly managed portfolios.
The overall decrease in the balance of our fixed income securities of $1.0 billion for the three months ended March 31, 2022 was primarily driven by the recognition of net unrealized losses on our fixed income securities and net paid losses in the quarter.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 29

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Investment Segment

The change in the corporate average credit rating for the Run-off portfolio from A- as of December 31, 2021 to BBB+ as of March 31, 2022 was driven by the redeployment of a portion of the InRe Fund redemptions to higher-yield fixed income securities in the quarter.
Other investments, including equities
Refer to the below table for the composition of our other investments, including equities:

	March 31, 2022	December 31, 2021
	(in millions of U.S. dollars)
Equities
Publicly traded equities	$387	$281
Exchange-traded funds	1,682	1,342
Privately held equities	375	372
Total	2,444	1,995

Other investments
Hedge funds	315	291
Fixed income funds	643	559
Equity funds	4	5
Private equity funds	1,068	752
CLO equities	156	161
CLO equity funds	234	207
Private credit funds	296	275
Real estate debt fund	135	69
Total	$2,851	$2,319
Our equities and other investments increased by $449 million and $532 million, respectively, from December 31, 2021 to March 31, 2022, primarily due to the redeployment of a portion of the InRe Fund redemptions into various non-core asset strategies.
Equity Method Investments
Refer to the below table for a summary of our equity method investments, which does not include those investments we have elected to measure under the fair value option:

			Three Months Ended			Three Months Ended
	March 31, 2022		March 31, 2022	December 31, 2021		March 31, 2021
	Ownership %	Carrying Value	Earnings from equity method investments	Ownership %	Carrying Value	Earnings from Equity Method Investments
	(in millions of U.S. dollars)
Enhanzed Re	—%	$—	$—	—%	$—	$105
Citco (1)	31.9%	57	1	31.9%	56	1
Monument Re (2)	20.0%	213	24	20.0%	194	15
Core Specialty	20.0%	230	6	24.7%	225	(3)
Other	27.0%	19	—	27.0%	18	—
		$519	$31		$493	$118
(1) We own 31.9% of the common shares in HH CTCO Holdings Limited, which in turn owns 15.4% of the convertible preferred shares, amounting to a 6.2% interest in the total equity of Citco III Limited ("Citco").
(2) We own 20.0% of the common shares in Monument Re as well as preferred shares which have a fixed dividend yield and whose balance is included in the Investment amount.
The carrying value of our equity method investments increased from December 31, 2021 as a result of recognizing $31 million in earnings from equity method investments in the current quarter. Overall, the earnings from equity method investments decreased from the comparative quarter largely due to our acquisition of the controlling interest in Enhanzed Re, effective September 1, 2021 (consolidated net earnings from Enhanzed Re were $15 million for the three months ended March 31, 2022). This decrease was partially offset by an increase in earnings from Monument Re for the three months ended March 31, 2022.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 30

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Legacy Underwriting Segment

Legacy Underwriting Segment

The following is a discussion and analysis of the results of operations for our Legacy Underwriting segment.

	Three Months Ended
	March 31,
	2022	2021	$ Change	% Change
INCOME	(in millions of U.S. dollars)
Net premiums earned	$3	$20	$(17)	(85)%
Net investment income	4	1	3	300%
Net realized losses	—	(1)	1	(100)%
Net unrealized losses	(6)	—	(6)	NM
Other income (expense)	1	(7)	8	(114)%
Total income	2	13	(11)	(85)%

EXPENSES
Net incurred losses and LAE:
Current period	2	10	(8)	(80)%
Prior periods	(1)	(6)	5	(83)%
Total net incurred losses and LAE	1	4	(3)	(75)%
Acquisition costs	—	5	(5)	(100)%
General and administrative expenses	1	2	(1)	(50)%
Total expenses	2	11	(9)	(82)%

SEGMENT NET EARNINGS	$—	$2	$(2)	(100)%
NM - Not meaningful, we define NM as changes greater than or equal to +/- 300%.
Overall Results
Three Months Ended March 31, 2022 versus 2021:
The Legacy Underwriting Segment results comprise SGL No.1 Limited’s (“SGL No.1”) 25% gross share of the 2020 and prior underwriting years of Atrium Underwriting Group Limited’s (collectively, "Atrium") syndicate 609 at Lloyd’s, less the impact of reinsurance agreements with Arden Reinsurance Company Ltd. ("Arden") and a Syndicate 609 Capacity Lease Agreement with Atrium 5 Limited.
Consequently, as of January 1, 2021, SGL No.1 settles its share of the 2020 and prior underwriting years for the economic benefit of Atrium, and there is no net retention by Enstar.

Enstar Group Limited | First Quarter 2022 | Form 10-Q                 31

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Corporate and Other

Corporate and Other

The following is a discussion and analysis of our results of operations for our corporate and other activities.

	Three Months Ended
	March 31,
	2022	2021	$ Change	% Change
INCOME	(in millions of U.S. dollars)
Other income (expense):
Amortization of fair value adjustments (1)	$(1)	$(5)	$4	(80)%
All other income	4	—	4	NM
Total other income (expense)	3	(5)	8	(160)%
Net gain on sales of subsidiaries	—	15	(15)	(100)%
Total income	3	10	(7)	(70)%

EXPENSES
Net incurred losses and LAE - prior periods:
Amortization of DCAs (2)	33	8	25	NM
Amortization of fair value adjustments	2	2	—	—%
Changes in fair value - fair value option (3)	(98)	(75)	(23)	31%
Total net incurred losses and LAE - prior periods (2)	(63)	(65)	2	(3)%
General and administrative expenses (4)	34	50	(16)	(32)%
Total expenses	(29)	(15)	(14)	93%

Interest expense	(25)	(16)	(9)	56%
Net foreign exchange losses	(3)	(3)	—	—%
Income tax benefit	—	6	(6)	(100)%
Net earnings attributable to noncontrolling interest	(11)	(11)	—	—%
Dividends on preferred shares	(9)	(9)	—	—%

NET LOSS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(16)	$(8)	$(8)	100%
NM - Not meaningful, we define NM as changes greater than or equal to +/- 300%.
(1) Amortization of fair value adjustments relates to the acquisition of DCo LLC and Morse TEC LLC.
(2) The three months ended March 31, 2022 included accelerated amortization of $24 million corresponding to increased favorable PPD on net ultimate liabilities recorded in our Run-off segment. There was no accelerated amortization for the three months ended March 31, 2021.
(3) Comprises the discount rate and risk margin components.
(4) We refined our approach to our general and administrative expense allocations in the second quarter of 2021. Under the revised methodology, our first quarter 2021 general and administrative expenses for corporate and other activities would have decreased by $19 million to $31 million.
Overall Results
Three Months Ended March 31, 2022 versus 2021: Net loss from our corporate and other activities increased by $8 million for the three months ended March 31, 2022 compared to 2021, primarily due to:
•The reduction in net gain on sales of subsidiaries in the current quarter of $15 million, with 2021 primarily driven by a $23 million gain on sale of SUL; and
•A reduction in favorable PPD of $2 million in the current quarter driven by:
◦A $25 million increase in the amortization of DCAs due to favorable PPD on recent acquisition years; partially offset by
◦A $23 million increase in the favorable change in the value of the fair value option related to liabilities on our assumed retroactive reinsurance agreements for which we have elected the fair value option due to increases in interest rates.
•The above movements were largely offset by a reduction in general and administrative expenses of $16 million.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 32

Item 2 | Management's Discussion and Analysis | Current Outlook

Current Outlook

We are subject to economic factors such as interest rates, inflationary pressures, foreign exchange rates, favorable and unfavorable underwriting events, regulation, tax policy changes, political risks and other market risks that can impact our strategy and operations.
Run-off Outlook

Transactions
We continue to evaluate transactions in our active pipeline including LPTs, ADCs, and other transaction types including acquisitions, and seek opportunities to execute on creative and accretive transactions by offering innovative capital release solutions that enable our clients to meet their capital and risk management objectives.
We are also developing initiatives to optimize our future return and capital position, including restructuring initiatives for some of the older loss portfolios that we have carried for a number of years.
Seasonality
We complete most of our annual loss reserve studies in the third and fourth quarters of each year and, as a result, tend to record the largest movements, both favorable and adverse, to net incurred losses and LAE in these periods.
In the interim, we perform quarterly reviews to ascertain whether changes to claims paid or case reserves have varied from our expectations developed during the last annual reserve review. In this event, we consider the timing and magnitude of the actual versus expected development, and we may record an interim adjustment to our recorded reserves if, and when warranted.
Enhanzed Re
As part of our strategic review of Enhanzed Re, we evaluated the current marketplace offerings and the strategic position of Enhanzed Re to take advantage of future opportunities and have concluded that we will not be seeking new life business portfolios for the Enhanzed Re platform.
Investment Outlook

Global financial markets remain, in our view, volatile in 2022 as we expect continued disruption to certain global supply chains caused by the Russian invasion of Ukraine, and resulting sanctions against Russia, as well as the U.S. Federal Reserve signaling further rate rises combined with a tapering down of its bond-buying program in 2022.
Despite our unrealized losses on fixed income investments during the quarter, higher interest rates also provide us with the opportunity to reinvest at higher yields as our securities mature or as we invest premium received from new business. Furthermore, a portion of our portfolio is allocated to floating-rate assets and non-core assets with inflationary pass-through components, which should mitigate some of the impact of rising rates.
Global equity markets have similarly experienced a turbulent start to the year. However, we remain committed to our investment strategy and expect our other investments, including equities, to provide higher returns and diversification benefits over the long term.
We are actively seeking investment opportunities with inflationary pass-through components, including investments in private credit, real estate, and infrastructure asset classes.
Inflation

We continue to monitor the inflationary impacts resulting from pandemic-related government stimulus, supply-demand imbalances, and labor force and supply chain disruptions, on our loss cost trends. Our Run-off net loss reserves primarily consist of general casualty, workers’ compensation and asbestos lines of business which, as long tailed lines of business, have not, so far, been significantly impacted by recent inflationary pressures in comparison to other lines of business such as property and auto lines. The limited impact of inflation on our loss cost trends reflects a combination of the opportunity we have to re-price seasoned books of business and to cap exposures through contractual limits at the time of underwriting new Run-off transactions, the operation of a reserving process
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 33

Item 2 | Management's Discussion and Analysis | Current Outlook

that considers long-term inflationary expectations in loss trends, and our claims management model that seeks to settle claims in an efficient and responsive manner, reducing the risk of increased claims costs.
Governmental policy responses to inflation have led to increases in interest rates, which, in the short term, have had a significant impact on our investments, in particular our fixed maturity securities. Any further rise in interest rates will have further negative impacts on our fixed income investments. We will continue to monitor liquidity, capital and potential earnings impact of these changes but remain focused on medium to long term asset allocation decisions.
Inflation may also result in increased wage pressures for our operating expenses, as we remain focused on being a competitive employer in our market.
Capital Outlook

We continue to review S&P’s proposed changes to its capital adequacy model and monitor market and regulatory reaction to the proposed changes. The proposal has not been finalized, but it could increase the level of capital S&P requires for a particular financial strength rating and/or reduce the level of eligible capital.
As part of our capital management strategy, we will continue to make our own assessment of the appropriate level of capital to support our business operations.
Russian Invasion of Ukraine

The Russian invasion of Ukraine has led to volatility in global commodity markets, most notably the energy market, as well as the loss of insured property in Ukraine and Russia. We have performed a review of potential exposures in our investment portfolio, our underwriting risks, and our acquisition pipeline, and considered operational disruption, and have concluded that there are no significant direct impacts from this event at this time. We continue to monitor for changes to sanctioned individuals and organizations and update our procedures accordingly.

Enstar Group Limited | First Quarter 2022 | Form 10-Q                 34

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

Liquidity and Capital Resources

Overview

We aim to generate cash flows from our (re)insurance operations and investments, preserve sufficient capital for future acquisitions and new business, and develop relationships with lenders who provide borrowing capacity at competitive rates.
Our capital resources as of March 31, 2022 included ordinary shareholders' equity of $5.0 billion, preferred equity of $510 million, noncontrolling interest of $233 million, redeemable noncontrolling interest of $181 million, and debt obligations of $1.9 billion. Based on our current loss reserves2 and investment positions, we believe we are well capitalized.
The following table details our capital position:

	March 31, 2022	December 31, 2021	$ Change	%/pp Change
	(in millions of U.S. dollars)
Ordinary shareholders' equity	$5,024	$5,586	$(562)	(10)%
Series D and E Preferred Shares	510	510	—	—%
Total Enstar shareholders' equity	5,534	6,096	(562)	(9)%
Noncontrolling interest	233	230	3	1%
Total shareholders' equity	5,767	6,326	(559)	(9)%
Debt obligations	1,904	1,691	213	13%
Redeemable noncontrolling interest	181	179	2	1%
Total capitalization	$7,852	$8,196	$(344)	(4)%
Total capitalization attributable to Enstar	$7,438	$7,787	$(349)	(4)%
Debt to total capitalization	24.2%	20.6%		3.6	pp
Debt and Series D and E Preferred Shares to total capitalization	30.7%	26.9%		3.8	pp
Debt to total capitalization attributable to Enstar	25.6%	21.7%		3.9	pp
Debt and Series D and E Preferred Shares to total capitalization attributable to Enstar	32.5%	28.3%		4.2	pp
As of March 31, 2022, we had $763 million of cash and cash equivalents, excluding restricted cash, that supports (re)insurance operations, and included in this amount was $396 million held by our foreign subsidiaries outside of Bermuda.
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
Based on existing tax laws, regulations and our current intentions, there were no accruals as of March 31, 2022 for any material withholding taxes on dividends or other distributions.
Share Repurchases and Dividends

We believe that the best investment is in our business, by funding future transactions and meeting our financing obligations. We may choose to return value to shareholders in the form of share repurchases or dividends. To date, we have not declared any dividends on our ordinary shares. For details on our share repurchase programs, refer to Notes 11 and 15 to our condensed consolidated financial statements. We may re-evaluate this strategy from time to time based on overall market conditions and other factors.
We have issued 16,000 Series D Preferred Shares with an aggregate liquidation value of $400 million and 4,400 Series E Preferred Shares with an aggregate liquidation value of $110 million. The dividends on both Series of Preferred Shares are non-cumulative and may be paid quarterly in arrears, only when, as and if declared.
2 Including gross loss reserves, future policyholder benefits and defendant A&E liabilities.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 35

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

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
We use cash to fund new acquisitions of companies and significant new business. We also utilize cash for our operating expenses associated with being a public company and to pay dividends on our preferred shares and interest and principal on loans from subsidiaries and debt obligations, including loans under our credit facilities, our Senior Notes, our Junior Subordinated Notes and Enhanzed Re’s 2031 Subordinated Notes (together with the Junior Subordinated Notes, the "Subordinated Notes").
Under the eligible capital rules of the Bermuda Monetary Authority (“BMA”), the Senior Notes qualify as Tier 3 capital and the Preferred Shares and Subordinated Notes qualify as Tier 2 capital when considering the Bermuda Solvency Capital Requirements (“BSCR”).
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
As of March 31, 2022, all of our (re)insurance subsidiaries’ capital requirement levels were in excess of the
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 36

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

minimum levels required.
Our subsidiaries' ability to pay dividends and make other forms of distributions may also be limited by our repayment obligations under certain of our outstanding credit facility agreements and other debt instruments. Variability in ultimate loss payments may also result in increased liquidity requirements for our subsidiaries.
Our sources of funds primarily consist of cash and investment portfolios acquired on the completion of acquisitions and new business, investment income earned, proceeds from sales and maturities of investments and collection of reinsurance recoverables.
Cash balances acquired upon the purchase of (re)insurance companies are classified as cash provided by investing activities, whereas cash from new business is classified as cash provided by operating activities.
We expect to use funds from cash and investment portfolios, collected premiums, collections from reinsurance debtors, investment income and proceeds from sales and redemptions of investments to meet expected claims payments and operational expenses, with the remainder used for acquisitions and additional investments.
Operating cashflows for the three months ended March 31, 2022 were negative as we did not assume any new business in the quarter and cash used to purchase trading securities exceeded cash provided by sales and maturities of trading securities. By contrast operating cashflows for the three months ended March 31, 2021 were positive as the cash from new business exceeded net purchases of trading securities, with the net proceeds being used in the purchase of AFS securities and other investments included within investing cash flows.
Overall, we expect our cash flows, together with our existing capital base and cash and investments acquired and from new business, to be sufficient to meet cash requirements and to operate our business.
Cash Flows
The following table summarizes our consolidated cash flows (used in) provided by operating, investing and financing activities:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in millions of U.S. dollars)
Cash (used in) provided by:
Operating activities	$(643)	$808	$(1,451)	(180)%
Investing activities	(481)	(1,387)	906	(65)%
Financing activities	162	(23)	185	NM
Effect of exchange rate changes on cash	5	1	4	NM
Net decrease in cash and cash equivalents	(957)	(601)	(356)	59%
Cash, cash equivalents and restricted cash, beginning of period	2,092	1,373	719	52%
Net change in cash of businesses held-for-sale	—	224	(224)	(100)%
Cash and cash equivalents and restricted cash, end of period	$1,135	$996	$139	14%
Reconciliation to Condensed Consolidated Balance Sheets:
Cash and Cash equivalents	$763	$563	$200	36%
Restricted cash and cash equivalents	372	433	(61)	(14)%
Total cash, cash equivalents and restricted cash	$1,135	$996	$139	14%
NM - Not meaningful, we define NM as changes greater than or equal to +/- 300%.
Three Months Ended March 31, 2022 versus 2021: Cash and cash equivalents decreased by $957 million during the three months ended March 31, 2022 compared to $601 million during the three months ended March 31, 2021.
Cash used in operations of $643 million for the three months ended March 31, 2022 was predominantly driven by:
(i) net paid losses of $418 million; and
(ii) the cash outflows from net purchases of trading securities of $191 million.
Cash used in investing activities of $481 million for the three months ended March 31, 2022 primarily related to:
(i) net purchases of other investments of $583 million; partially offset by
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 37

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

(ii) net sales and maturities of AFS securities of $102 million.
Cash provided by financing activities of $162 million for the three months ended March 31, 2022 was attributable to the net issuance of debt of $213 million, partially offset by share repurchases of $42 million and preferred share dividends of $9 million.
Cash provided by operations for the three months ended March 31, 2021 was predominantly driven by:
(i) cash, restricted cash and cash equivalents from new business of $985 million; partially offset by,
(ii) net paid losses of $342 million; and
(iii) the cash outflows from net sales and maturities of trading securities of $19 million.
Cash used in investing activities for the three months ended March 31, 2021 primarily related to net purchases of AFS securities of $1.0 billion and the sale of subsidiaries, net of cash previously held, of $232 million.
Cash used in financing activities for the three months ended March 31, 2021 was attributable to net loan repayments of $10 million, share repurchases of $4 million and preferred share dividends of $9 million.
The change in cash of businesses held-for-sale for the three months ended March 31, 2021 was due to the disposal of Northshore Holdings Limited ("Northshore").
Investable Assets

We define investable assets as the sum of total investments, cash and cash equivalents, restricted cash and cash equivalents and funds held. Investable assets were $20.6 billion as of March 31, 2022 as compared to $21.7 billion as of December 31, 2021. This represents a decrease of 5.0% primarily due to a decline in the carrying value of our fixed income securities and other investments, including equities, and net paid losses.
Reinsurance Balances Recoverable on Paid and Unpaid Losses

As of March 31, 2022 and December 31, 2021, we had reinsurance balances recoverable on paid and unpaid losses of $1.4 billion and $1.5 billion, respectively.
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
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 38

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

Debt Obligations

We utilize debt financing and loan facilities primarily for funding acquisitions and significant new business, investment activities and, from time to time, for general corporate purposes.
Our debt obligations as of March 31, 2022 and December 31, 2021 were as follows:

Facility	Origination Date	Term	March 31, 2022	December 31, 2021
			(in millions of U.S. dollars)
4.50% Senior Notes due 2022	March 10, 2017	5 years	$—	$280
4.95% Senior Notes due 2029	May 28, 2019	10 years	495	495
3.10% Senior Notes due 2031	August 24, 2021	10 years	495	495
Total Senior Notes			990	1,270
5.75% Junior Subordinated Notes due 2040	August 26, 2020	20 years	345	345
5.50% Junior Subordinated Notes due 2042	January 14, 2022	20 years	493	—
5.50% Enhanzed Re's Subordinated Notes due 2031	December 20, 2018	12.1 years	76	76
Total Subordinated Notes			914	421
Total debt obligations			$1,904	$1,691
Our debt obligations increased by $213 million from December 31, 2021 primarily due to the issuance of our 2042 Junior Subordinated Notes, partially offset by the repayment upon maturity of our 2022 Senior Notes.
Credit Ratings
The following table presents our credit ratings as of May 5, 2022:

Credit ratings (1)	Standard and Poor’s	Fitch Ratings
Long-term issuer	BBB (Outlook: Positive)	BBB (Outlook: Positive)
2029 Senior Notes	BBB	BBB-
2031 Senior Notes	BBB-	BBB-
2040 and 2042 Junior Subordinated Notes	BB+	BB+
2031 Subordinated Notes	Not Rated	Not Rated
Series D and E Preferred Shares	BB+	BB+
(1) Credit ratings are provided by third parties, Standard & Poor’s and Fitch Ratings, and are subject to certain limitations and disclaimers. For information on these ratings, refer to the rating agencies’ websites and other publications.
Agency ratings are not a recommendation to buy, sell or hold any of our securities and may be revised or withdrawn at any time by the issuing organization. Each agency's rating should be evaluated independently of any other agency's rating3.
Off-Balance Sheet Arrangements

As of March 31, 2022, we have entered into certain investment commitments and parental guarantees4. We also utilize unsecured and secured letters of credit and a deposit facility. We do not believe it is reasonably likely that these arrangements will have a material current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, cash requirements or capital resources.

3 For information on risks related to our credit ratings, refer to "Item 1A. Risk Factors - Risks Relating to Liquidity and Capital Resources" and "Item 1A. Risk Factors - Risks Relating to Ownership of our Shares" in our Annual Report on Form 10-K for the year ended December 31, 2021.
4 Refer to Note 14 to our condensed consolidated financial statements for further details.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 39

Item 2 | Management's Discussion and Analysis | Cautionary Statement Regarding Forward-looking Statements

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
These forward looking statements should, therefore, be considered in light of various important factors, including those set forth in this report and in our Annual Report on Form 10-K for the year ended December 31, 2021, which could cause actual results to differ materially from those suggested by the forward-looking statements. These factors include:
•the adequacy of our loss reserves and the need to adjust such reserves as claims develop over time, including due to the impact of emerging claim and coverage issues and disputes that could impact reserve adequacy;
•our acquisitions, including our ability to evaluate opportunities, successfully price acquisitions, address operational challenges, support our planned growth and assimilate acquired portfolios and companies into our internal control system in order to maintain effective internal controls, provide reliable financial reports and prevent fraud;
•increased competitive pressures, including increased competition in the market for run-off business;
•our ability to obtain regulatory approvals, including the timing, terms and conditions of any such approvals, and to satisfy other closing conditions in connection with our acquisition agreements, which could affect our ability to complete acquisitions;
•Enhanzed Re’s life and annuity business, including the performance of assets to support the liabilities, the risk of mismatch in asset/liability duration and assumptions used to estimate reserves for future policy benefits proving to be inaccurate;
•the variability of statutory capital requirements and the risk that we may require additional capital in the future, which may not be available or may be available only on unfavorable terms;
•our reinsurance subsidiaries may not be able to provide the required collateral to ceding companies pursuant to their reinsurance contracts, including through the use of letters of credit;
•the availability and collectability of our ceded reinsurance;
•the ability of our subsidiaries to distribute funds to us and the resulting impact on our liquidity;
•losses due to foreign currency exchange rate fluctuations;
•climate change and its potential impact on the returns from our run-off business and our investments;
•the value of our investment portfolios and the investment income that we receive from these portfolios may decline materially as a result of market fluctuations and economic conditions, including those related to interest rates, credit spreads and equity prices;
•our ability to structure our investments in a manner that recognizes our liquidity needs;
•our strategic investments in alternative asset classes and joint ventures, which are illiquid and may be volatile;
•our ability to accurately value our investments, which requires methodologies, estimates and assumptions that can be highly subjective, and the inaccuracy of which could adversely affect our financial condition;
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 40

Item 2 | Management's Discussion and Analysis | Cautionary Statement Regarding Forward-looking Statements

•the complex regulatory environment in which we operate, including that ongoing or future industry regulatory developments will disrupt our business, affect the ability of our subsidiaries to operate in the ordinary course or to make distributions to us, or mandate changes in industry practices in ways that increase our costs, decrease our revenues or require us to alter aspects of the way we do business;
•loss of key personnel;
•operational risks, including cybersecurity events, external hazards, human failures or other difficulties with our information technology systems that could disrupt our business or result in the loss of critical and confidential information, increased costs;
•tax, regulatory or legal restrictions or limitations applicable to us or the (re)insurance business generally;
•changes in tax laws or regulations applicable to us or our subsidiaries, or the risk that we or one of our non-U.S. subsidiaries become subject to significant, or significantly increased, income taxes in the United States or elsewhere; and
•the ownership of our shares resulting from certain provisions of our bye-laws and our status as a Bermuda company.
The factors listed above should not be construed as exhaustive and should be read in conjunction with the Risk Factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2021. We undertake no obligation to publicly update or review any forward looking statement, whether to reflect any change in our expectations with regard thereto, or as a result of new information, future developments or otherwise, except as required by law.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 41

Item 3 | Quantitative and Qualitative Disclosures About Market Risk

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk. For the three months ended March 31, 2022, there were no material changes to these market risks or our policies to address these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021. Please see such section for a discussion of our exposure to and policies to address these market risks.

Enstar Group Limited | First Quarter 2022 | Form 10-Q                 42

ITEM 1.   FINANCIAL STATEMENTS

Enstar Group Limited | First Quarter 2022 | Form 10-Q                 43

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of March 31, 2022 and December 31, 2021

	March 31, 2022	December 31, 2021
	(expressed in millions of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$7	$6
Short-term investments, available-for-sale, at fair value (amortized cost: 2022 — $59; 2021 — $34; net of allowance: 2022 and 2021 — $0)	59	34
Fixed maturities, trading, at fair value	3,247	3,756
Fixed maturities, available-for-sale, at fair value (amortized cost: 2022 — $5,575; 2021 — $5,689; net of allowance: 2022 — $29; 2021 — $10)	5,268	5,652
Funds held - directly managed	2,835	3,007
Equities, at fair value (cost: 2022 — $2,325; 2021 — $1,831)	2,444	1,995
Other investments, at fair value	2,863	2,333
Equity method investments	519	493
Total investments (Note 3 and Note 7)	17,242	17,276
Cash and cash equivalents	763	1,646
Restricted cash and cash equivalents	372	446
Reinsurance balances recoverable on paid and unpaid losses (net of allowance: 2022 — $135; 2021 — $136)	983	1,085
Reinsurance balances recoverable on paid and unpaid losses, at fair value (Note 7)	388	432
Insurance balances recoverable (net of allowance: 2022 and 2021 — $5) (Note 6)	192	213
Funds held by reinsured companies	2,241	2,340
Deferred charge assets	338	371
Other assets	721	620
TOTAL ASSETS	$23,240	$24,429

LIABILITIES
Losses and loss adjustment expenses (Note 5)	$10,744	$11,269
Losses and loss adjustment expenses, at fair value (Note 5 and Note 7)	1,764	1,989
Future policyholder benefits	1,436	1,502
Defendant asbestos and environmental liabilities (Note 6)	631	638
Insurance and reinsurance balances payable	267	254
Debt obligations (Note 9)	1,904	1,691
Other liabilities	546	581
TOTAL LIABILITIES	17,292	17,924

COMMITMENTS AND CONTINGENCIES (Note 14)
REDEEMABLE NONCONTROLLING INTEREST (Note 10)	181	179

SHAREHOLDERS’ EQUITY (Note 11)
Ordinary shares (par value $1 each, issued and outstanding 2022: 18,101,037; 2021: 18,223,574):
Voting Ordinary shares (issued and outstanding 2022: 16,503,325; 2021: 16,625,862)	17	17
Non-voting convertible ordinary Series C Shares (issued and outstanding 2022 and 2021: 1,192,941)	1	1
Non-voting convertible ordinary Series E Shares (issued and outstanding 2022 and 2021: 404,771)	—	—
Preferred Shares:
Series C Preferred Shares (issued and held in treasury 2022 and 2021: 388,571)	—	—
Series D Preferred Shares (issued and outstanding 2022 and 2021: 16,000; liquidation preference $400)	400	400
Series E Preferred Shares (issued and outstanding 2022 and 2021: 4,400; liquidation preference $110)	110	110
Treasury shares, at cost (Series C Preferred shares 2022 and 2021: 388,571)	(422)	(422)
Joint Share Ownership Plan (voting ordinary shares, held in trust 2022 and 2021: 565,630)	(1)	(1)
Additional paid-in capital	883	922
Accumulated other comprehensive loss	(257)	(16)
Retained earnings	4,803	5,085
Total Enstar Shareholders’ Equity	5,534	6,096
Noncontrolling interest (Note 10)	233	230
TOTAL SHAREHOLDERS’ EQUITY	5,767	6,326
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	$23,240	$24,429
See accompanying notes to the unaudited condensed consolidated financial statements
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 44

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
For the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021
	(expressed in millions of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$34	$93
Net investment income	80	62
Net realized losses	(37)	(11)
Net unrealized losses	(381)	(10)
Other income	14	10
Net gain on sales of subsidiaries	—	15
Total income	(290)	159

EXPENSES
Net incurred losses and loss adjustment expenses
Current period	13	54
Prior periods	(143)	(110)
Total net incurred losses and loss adjustment expenses	(130)	(56)
Policyholder benefit expenses	12	—
Acquisition costs	8	34
General and administrative expenses	85	83
Interest expense	25	16
Net foreign exchange losses	3	3
Total expenses	3	80

(LOSS) EARNINGS BEFORE INCOME TAXES	(293)	79
Income tax benefit	—	6
Earnings from equity method investments	31	118
NET (LOSS) EARNINGS	(262)	203
Net earnings attributable to noncontrolling interest	(11)	(11)
NET (LOSS) EARNINGS ATTRIBUTABLE TO ENSTAR	(273)	192
Dividends on preferred shares	(9)	(9)
NET (LOSS) EARNINGS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(282)	$183

(Loss) earnings per ordinary share attributable to Enstar:
Basic	$(16.04)	$8.50
Diluted	$(16.04)	$8.38
Weighted average ordinary shares outstanding:
Basic	17,578,019	21,562,341
Diluted	17,785,121	21,852,324

See accompanying notes to the unaudited condensed consolidated financial statements
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 45

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021
	(expressed in millions of U.S. dollars)
NET (LOSS) EARNINGS	$(262)	$203

Other comprehensive loss, net of income taxes:
Unrealized losses on fixed income available-for-sale investments arising during the period	(281)	(111)
Reclassification adjustment for change in allowance for credit losses recognized in net (loss) earnings	19	12
Reclassification adjustment for net realized loss (gain) included in net (loss) earnings	14	(1)
Reclassification to net earnings on disposal of subsidiary	—	1
Unrealized losses arising during the period, net of reclassification adjustments	(248)	(99)
Change in currency translation adjustment	1	1
Total other comprehensive loss	(247)	(98)

Comprehensive (loss) income	(509)	105
Comprehensive income attributable to noncontrolling interest	(6)	(11)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ENSTAR	$(515)	$94

See accompanying notes to the unaudited condensed consolidated financial statements

Enstar Group Limited | First Quarter 2022 | Form 10-Q                 46

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
For the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021
	(expressed in millions of U.S. dollars)
Share Capital — Voting Ordinary Shares
Balance, beginning and end of period	$17	$19
Share Capital — Non-Voting Convertible Ordinary Series C Shares
Balance, beginning and end of period	$1	$3
Share Capital — Non-Voting Convertible Ordinary Series E Shares
Balance, beginning and end of period	$—	$1
Share Capital — Series C Convertible Participating Non-Voting Preferred Shares
Balance, beginning and end of period	$—	$—
Share Capital — Series D Preferred Shares
Balance, beginning and end of period	$400	$400
Share Capital — Series E Preferred Shares
Balance, beginning and end of period	$110	$110
Treasury Shares (Series C Preferred Shares)
Balance, beginning and end of period	$(422)	$(422)
Joint Share Ownership Plan — Voting Ordinary Shares, Held in Trust
Balance, beginning and end of period	$(1)	$(1)
Additional Paid-in Capital
Balance, beginning of period	$922	$1,836
Repurchase of voting ordinary shares	(3)	(2)
Shares repurchased	(42)	(4)
Amortization of share-based compensation	6	7
Balance, end of period	$883	$1,837
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(16)	$81
Cumulative currency translation adjustment
Balance, beginning of period	9	8
Change in currency translation adjustment	1	1
Balance, end of period	10	9
Defined benefit pension liability
Balance, beginning and end of period	2	—
Unrealized (losses) gains on available-for-sale investments
Balance, beginning of period	(27)	73
Change in unrealized losses on available-for-sale investments	(242)	(100)
Balance, end of period	(269)	(27)
Balance, end of period	$(257)	$(18)
Retained Earnings
Balance, beginning of period	$5,085	$4,647
Net (loss) earnings	(262)	203
Net earnings attributable to noncontrolling interest	(11)	(11)
Dividends on preferred shares	(9)	(9)
Change in redemption value of redeemable noncontrolling interests	—	1
Balance, end of period	$4,803	$4,831
Noncontrolling Interest (excludes Redeemable Noncontrolling Interest)
Balance, beginning of period	$230	$14
Change in unrealized losses on available-for-sale investments attributable to noncontrolling interest	(3)	—
Net earnings (loss) attributable to noncontrolling interest	6	(1)
Balance, end of period	$233	$13
Total Shareholders' Equity	$5,767	$6,773
See accompanying notes to the unaudited condensed consolidated financial statements
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 47

ENSTAR GROUP LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021
	(expressed in millions of U.S. dollars)
OPERATING ACTIVITIES:
Net (loss) earnings	$(262)	$203
Adjustments to reconcile net (loss) earnings to cash flows (used in) provided by operating activities:
Realized losses on sales of investments	37	11
Unrealized losses on investments	381	10
Depreciation and other amortization	17	18
Earnings from equity method investments	(31)	(118)
Sales and maturities of trading securities	779	615
Purchases of trading securities	(970)	(634)
Net gain on sales of subsidiaries	—	(15)
Other	3	2
Changes in:
Reinsurance balances recoverable on paid and unpaid losses	143	38
Funds held by reinsured companies	100	(27)
Losses and loss adjustment expenses	(728)	837
Defendant asbestos and environmental liabilities	(7)	(15)
Insurance and reinsurance balances payable	12	121
Other operating assets and liabilities	(117)	(238)
Net cash flows (used in) provided by operating activities	(643)	808
INVESTING ACTIVITIES:
Sales of subsidiaries, net of cash previously held	—	(232)
Sales and maturities of available-for-sale securities	913	835
Purchase of available-for-sale securities	(811)	(1,876)
Purchase of other investments	(712)	(176)
Proceeds from other investments	129	62
Net cash flows used in investing activities	(481)	(1,387)
FINANCING ACTIVITIES:
Dividends on preferred shares	(9)	(9)
Repurchase of shares	(42)	(4)
Issuance of debt, net of issuance costs	493	20
Repayment of debt	(280)	(30)
Net cash flows provided by (used in) financing activities	162	(23)
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	5	1
NET DECREASE IN CASH AND CASH EQUIVALENTS	(957)	(601)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	2,092	1,373
NET CHANGE IN CASH OF BUSINESSES HELD FOR SALE	—	224
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,135	$996
Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$4	$2
Interest paid	$24	$19
Reconciliation to Condensed Consolidated Balance Sheets:
Cash and cash equivalents	763	563
Restricted cash and cash equivalents	372	433
Cash, cash equivalents and restricted cash	$1,135	$996
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 48

In addition to the cash flows presented above, for the three months ended March 31, 2021, our non-cash investing activities included: the receipt of other investments as consideration totaling $52 million; unsettled purchases and sales of AFS and other investments of $103 million and $9 million, respectively; and contributions of $481 million to other investments, fully funded through the redemption of other investments totaling $381 million and a $100 million reduction in investment fees.
For the three months ended March 31, 2021 our non-cash financing activities included distributions to redeemable noncontrolling interest ("RNCI") totaling $202 million and the issuance of 89,590 shares following the exercise of 175,901 warrants on a non-cash basis.
For the three months ended March 31, 2022, our non-cash investing activities included unsettled purchases and sales of AFS and other investments of $33 million and $4 million respectively.

See accompanying notes to the unaudited condensed consolidated financial statements
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 49

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION

Enstar Group Limited ("Enstar") is a leading global (re)insurance group that offers innovative capital release solutions through its network of group companies. Our core focus is acquiring and managing (re)insurance companies and portfolios of (re)insurance business in run-off.
These unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Rules and Regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the financial information and note disclosures required by U.S. GAAP for complete consolidated financial statements.
In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, that are normal and recurring in nature, necessary for fair financial statement presentation. All intercompany accounts and transactions have been eliminated and certain comparative information has been reclassified to conform to the current presentation.
The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 50

Item 1 | Notes to Consolidated Financial Statements | Note 2. Segment Information

2. SEGMENT INFORMATION

Our segment structure is aligned with how our chief operating decision maker ("CODM"), who was determined to be our Chief Executive Officer, views our business, assesses performance and allocates resources to our business components. Our business is organized into four reportable segments: (i) Run-off; (ii) Enhanzed Re; (iii) Investments; and (iv) Legacy Underwriting. In addition, our corporate and other activities, which do not qualify as an operating segment, include income and expense items that are not directly attributable to our reportable segments.
Our assets are reviewed on a consolidated basis by management for decision making purposes since they support business operations across all of our four reportable segments as well as our corporate and other activities. We do not allocate assets to our reportable segments with the exception of (re)insurance balances recoverable on paid and unpaid losses and goodwill that are directly attributable to our reportable segments.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 51

Item 1 | Notes to Consolidated Financial Statements | Note 2. Segment Information

The following tables set forth select unaudited condensed consolidated statement of earnings results by segment and our corporate and other activities:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in millions of U.S. dollars)
Income
Run-off	$27	$95
Enhanzed Re	14	—
Investments	(336)	41
Legacy Underwriting	2	13
Subtotal	(293)	149
Corporate and other	3	10
Total income	$(290)	$159

Earnings from equity method investments
Investments	$31	$118

Segment net earnings (loss)
Run-off (1)	$19	$33
Enhanzed Re	29	—
Investments (1)	(314)	156
Legacy Underwriting	—	2
Total segment net (loss) earnings	(266)	191
Corporate and other:
Other income (expense) (2)	3	(5)
Net gain on sale of subsidiaries	—	15
Net incurred losses and loss adjustment expenses (“LAE”) (3)	63	65
General and administrative expenses (1)	(34)	(50)
Interest expense	(25)	(16)
Net foreign exchange losses	(3)	(3)
Income tax expense	—	6
Net earnings attributable to noncontrolling interest	(11)	(11)
Dividends on preferred shares	(9)	(9)
Total - Corporate and other (1)	(16)	(8)
Net (loss) earnings attributable to Enstar Ordinary Shareholders	(282)	$183
(1) We refined our approach to our general and administrative expense allocations in the second quarter of 2021. Under the revised methodology, our first quarter 2021 general and administrative expenses for the Run-off and Investments segments would have increased by $16 million and $3 million, respectively, and our corporate and other activities would have decreased by $19 million.
(2) Other income (expense) for corporate and other activities includes the amortization of fair value adjustments associated with the acquisition of DCo LLC (“DCo”) and Morse TEC LLC (“Morse TEC”).
(3) Net incurred losses and LAE for corporate and other activities includes the amortization of deferred charge assets (“DCAs”) on retroactive reinsurance contracts, fair value adjustments associated with the acquisition of companies and the changes interest components of the fair value of assets and liabilities related to our assumed retroactive reinsurance contracts for which we have elected the fair value option. The three months ended March 31, 2022 included accelerated amortization of $24 million corresponding to increased favorable prior period development (“PPD”) on net ultimate liabilities recorded in our Run-off segment. There was no accelerated amortization for the three months ended March 31, 2021.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 52

Item 1 | Notes to Consolidated Financial Statements | Note 3. Investments

3. INVESTMENTS

We hold:
i.trading portfolios of short-term and fixed maturity investments and equities, carried at fair value;
ii.AFS portfolios of short-term and fixed maturity investments, carried at fair value;
iii.other investments, including equities, carried at fair value;
iv.equity method investments; and
v.funds held - directly managed.

Short-term and Fixed Maturity Investments
Asset Types
The fair values of the following underlying asset categories are set out below:

	March 31, 2022
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Fixed maturities, funds held - directly managed	Total
	(in millions of U.S. dollars)
U.S. government and agency	$5	$47	$90	$393	$151	$686
U.K. government	—	1	71	9	—	81
Other government	2	1	235	147	215	600
Corporate (1)	—	9	2,298	3,163	757	6,227
Municipal	—	—	71	117	65	253
Residential mortgage-backed	—	—	87	344	106	537
Commercial mortgage-backed	—	—	223	575	245	1,043
Asset-backed	—	1	172	520	89	782
Structured products	—	—	—	—	986	986
Total fixed maturity and short-term investments	$7	$59	$3,247	$5,268	$2,614	$11,195
(1) Includes convertible bonds of $205 million, which includes embedded derivatives of $41 million.

	December 31, 2021
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Fixed maturities, funds held - directly managed	Total
	(in millions of U.S. dollars)
U.S. government and agency	$3	$25	$102	$434	$183	$747
U.K. government	—	—	73	10	—	83
Other government	3	—	285	128	247	663
Corporate (1)	—	8	2,660	3,350	796	6,814
Municipal	—	—	85	128	73	286
Residential mortgage-backed	—	—	104	391	115	610
Commercial mortgage-backed	—	—	250	562	262	1,074
Asset-backed	—	1	197	649	97	944
Structured Products	—	—	—	—	1,033	1,033
Total fixed maturity and short-term investments	$6	$34	$3,756	$5,652	$2,806	$12,254
(1) Includes convertible bonds of $223 million, which includes embedded derivatives of $43 million.
Included within residential and commercial mortgage-backed securities as of March 31, 2022 were securities issued by U.S. governmental agencies with a fair value of $404 million (December 31, 2021: $460 million).
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 53

Item 1 | Notes to Consolidated Financial Statements | Note 3. Investments

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

As of March 31, 2022	Amortized Cost	Fair Value	% of Total Fair Value
	(in millions of U.S. dollars)
One year or less	$381	$382	3.4%
More than one year through five years	3,273	3,218	28.7%
More than five years through ten years	2,511	2,373	21.2%
More than ten years	3,053	2,860	25.6%
Residential mortgage-backed	558	537	4.8%
Commercial mortgage-backed	1,084	1,043	9.3%
Asset-backed	793	782	7.0%
	$11,653	$11,195	100.0%
Unrealized Gains and Losses on AFS Short-term and Fixed Maturity Investments
The amortized cost, unrealized gains and losses, allowance for credit losses and fair values of our short-term and fixed maturity investments classified as AFS were as follows:

		Gross Unrealized Gains	Gross Unrealized Losses
As of March 31, 2022	Amortized Cost		Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
	(in millions of U.S. dollars)
U.S. government and agency	$458	$—	$(18)	$—	$440
U.K. government	11	—	(1)	—	10
Other government	151	1	(4)	—	148
Corporate	3,391	12	(202)	(29)	3,172
Municipal	128	—	(11)	—	117
Residential mortgage-backed	363	—	(19)	—	344
Commercial mortgage-backed	605	1	(31)	—	575
Asset-backed	527	—	(6)	—	521
	$5,634	$14	$(292)	$(29)	$5,327

		Gross Unrealized Gains	Gross Unrealized Losses
As of December 31, 2021	Amortized Cost		Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
	(in millions of U.S. dollars)
U.S. government and agency	$463	$1	$(5)	$—	$459
U.K. government	10	—	—	—	10
Other government	127	2	(1)	—	128
Corporate	3,384	29	(45)	(10)	3,358
Municipal	129	1	(2)	—	128
Residential mortgage-backed	394	1	(4)	—	391
Commercial mortgage-backed	566	3	(7)	—	562
Asset-backed	650	1	(1)	—	650
	$5,723	$38	$(65)	$(10)	$5,686
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 54

Item 1 | Notes to Consolidated Financial Statements | Note 3. Investments

Gross Unrealized Losses on AFS Short-term and Fixed Maturity Investments
The following tables summarizes our short-term and fixed maturity investments classified as AFS that were in a gross unrealized loss position, for which an allowance for credit losses has not been recorded:

	12 Months or Greater		Less Than 12 Months		Total
As of March 31, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions of U.S. dollars)
U.S. government and agency	$73	$(5)	$363	$(13)	$436	$(18)
U.K. government	—	—	2	—	2	—
Other government	—	—	56	(1)	56	(1)
Corporate	22	(2)	766	(25)	788	(27)
Municipal	2	—	51	(5)	53	(5)
Residential mortgage-backed	48	(4)	285	(15)	333	(19)
Commercial mortgage-backed	80	(8)	437	(22)	517	(30)
Asset-backed	29	—	446	(6)	475	(6)
Total short-term and fixed maturity investments	$254	$(19)	$2,406	$(87)	$2,660	$(106)

	12 Months or Greater		Less Than 12 Months		Total
As of December 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions of U.S. dollars)
U.S. government and agency	$22	$(1)	$373	$(4)	$395	$(5)
U.K. government	—	—	5	—	5	—
Other government	—	—	46	(1)	46	(1)
Corporate	11	—	1,545	(19)	1,556	(19)
Municipal	—	—	77	(2)	77	(2)
Residential mortgage-backed	6	—	315	(4)	321	(4)
Commercial mortgage-backed	21	(1)	419	(6)	440	(7)
Asset-backed	—	—	516	(1)	516	(1)
Total short-term and fixed maturity investments	$60	$(2)	$3,296	$(37)	$3,356	$(39)
As of March 31, 2022 and December 31, 2021, the number of securities classified as AFS in an unrealized loss position for which an allowance for credit loss is not recorded was 2,937 and 2,930, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 255 and 93, respectively.
Allowance for Credit Losses on AFS Fixed Maturity Investments
The following tables provide a reconciliation of the beginning and ending allowance for credit losses on our AFS debt securities:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Corporate	Total	Corporate	Commercial mortgage backed	Total
	(in millions of U.S. dollars)
Allowance for credit losses, beginning of period	$(10)	$(10)	$—	$—	$—
Allowances for credit losses on securities for which credit losses were not previously recorded	(19)	(19)	(12)	(1)	(13)
Allowance for credit losses, end of period	$(29)	$(29)	$(12)	$(1)	$(13)
During the three months ended March 31, 2022 and 2021 we did not have any write-offs charged against the allowance for credit losses or any recoveries of amounts previously written-off.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 55

Item 1 | Notes to Consolidated Financial Statements | Note 3. Investments

Equity Investments
The following table summarizes our equity investments classified as trading:

	March 31, 2022	December 31, 2021
	(in millions of U.S. dollars)
Publicly traded equity investments in common and preferred stocks	$387	$281
Exchange-traded funds	1,682	1,342
Privately held equity investments in common and preferred stocks	375	372
	$2,444	$1,995
Other Investments
The following table summarizes our other investments carried at fair value:

	March 31, 2022	December 31, 2021
	(in millions of U.S. dollars)
Hedge funds	$315	$291
Fixed income funds	656	573
Private equity funds	1,068	752
Private credit funds	296	275
Equity funds	4	5
CLO equity funds	234	207
CLO equities	156	161
Real estate funds	134	69
	$2,863	$2,333
The table below details the estimated period by which proceeds would be received if we had provided notice of our intent to redeem or initiated a sales process with respect to our other investments as of March 31, 2022:

	Less than 1 Year	1-2 years	2-3 years	More than 3 years	Not Eligible/ Restricted	Total	Redemption Frequency
	(in millions of U.S. dollars)
Hedge funds	$315	$—	$—	$—	$—	$315	Monthly to Quarterly
Fixed income funds	604	—	—	—	52	656	Daily to Quarterly
Private equity funds	—	54	—	—	1,014	1,068	Quarterly for unrestricted amount
Private credit funds	—	—	—	—	296	296	N/A
Equity funds	4	—	—	—	—	4	Daily
CLO equity funds	154	48	31	—	1	234	Quarterly to Bi-annually
CLO equities	156	—	—	—	—	156	Daily
Real estate funds	—	—	—	—	134	134	N/A
	$1,233	$102	$31	$—	$1,497	$2,863
As of March 31, 2022, none of our investments were subject to gates or side-pockets.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 56

Item 1 | Notes to Consolidated Financial Statements | Note 3. Investments

Funds Held
Funds Held - Directly Managed
The following table summarizes the components of the funds held - directly managed:

	March 31, 2022	December 31, 2021
	(in millions of U.S. dollars)
Short-term and fixed maturity investments, trading	$2,614	$2,806
Cash and cash equivalents	211	188
Other assets	10	13
	$2,835	$3,007
The following table summarizes the short-term and fixed maturity investment components of funds held - directly managed:

	March 31, 2022	December 31, 2021
	(in millions of U.S. dollars)
Short-term and fixed maturity investments, at amortized cost	$2,719	$2,815
Net unrealized (losses) gains:
Change in fair value - embedded derivatives	(69)	14
Change in fair value (1)	(36)	(23)
Short-term and fixed maturity investments within funds held - directly managed, at fair value	$2,614	$2,806
(1) Is clearly and closely related to the host contract.
Refer to the sections above for details of the short-term and fixed maturity investments within our funds held - directly managed portfolios.
Funds Held by Reinsured Companies
As of March 31, 2022 and December 31, 2021, we had funds held by reinsured companies of $2.2 billion and $2.3 billion, respectively.
Net Investment Income
Major categories of net investment income are summarized as follows:

	Three Months Ended March 31,
	Three Months Ended
	March 31,
	2022	2021
	(in millions of U.S. dollars)
Fixed maturity investments	$52	$45
Funds held	11	—
Funds held - directly managed	9	7
Investment income from fixed maturities and cash and cash equivalents	72	52
Equity investments	8	4
Other investments	11	9
Investment income from equities and other investments	19	13
Gross investment income	91	65
Investment expenses	(11)	(3)
Net investment income	$80	$62
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 57

Item 1 | Notes to Consolidated Financial Statements | Note 3. Investments

Net Realized and Unrealized Gains (Losses)
Components of net realized and unrealized gains (losses) were as follows:

	Three Months Ended
	March 31,
	2022	2021
	(in millions of U.S. dollars)
Net realized gains (losses) on sales:
Gross realized gains on fixed maturity securities, AFS	$2	$5
Gross realized losses on fixed maturity securities, AFS	(18)	(4)
Increase in allowance for expected credit losses on fixed maturity securities, AFS	(19)	(12)
Net losses recognized on equity securities sold during the period	(2)	—
Total net realized losses on sales	$(37)	$(11)
Net unrealized (losses) gains:
Fixed maturity securities, trading	$(223)	$(151)
Fixed maturity securities in funds held - directly managed	(76)	(44)
Net unrealized (losses) gains recognized on equity securities still held at the reporting date	(42)	29
Other investments	(40)	156
Total net unrealized losses	$(381)	$(10)
Net realized and unrealized losses	$(418)	$(21)
The gross realized gains and losses on AFS investments for the three months ended March 31, 2022 and 2021 included in the table above resulted from sales of $760 million and $717 million, respectively.
Net recognized gains and losses on fixed maturity trading and the fixed maturities within our funds held-directly managed are presented within net unrealized losses in the table above. This is a change to our previous presentation which split recognized gains (losses) between net realized losses on sale and net unrealized losses. This change resulted in a revision to the presentation of realized losses and losses on sale of investments and unrealized losses on investments within the consolidated statements of cash flows for the three months ended March 31, 2021 (with no impact to net earnings).
Restricted Assets
The carrying value of our restricted assets, including restricted cash of $372 million and $446 million, as of March 31, 2022 and December 31, 2021, respectively, was as follows:

	March 31, 2022	December 31, 2021
	(in millions of U.S. dollars)
Collateral in trust for third party agreements	$5,671	$6,100
Assets on deposit with regulatory authorities	182	196
Collateral for secured letter of credit facilities	94	94
Funds at Lloyd's ("FAL") (1)	379	431
	$6,326	$6,821
(1) Our businesses include two Lloyd's syndicates. Lloyd's determines the required capital principally through the annual business plan of each syndicate. This capital is referred to as FAL and will be drawn upon in the event that a syndicate has a loss that cannot be funded from other sources. We also utilize unsecured letters of credit for a significant portion of our FAL.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 58

Item 1 | Notes to Consolidated Financial Statements | Note 4. Derivatives and Hedging Instruments

4. DERIVATIVES AND HEDGING INSTRUMENTS

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
The following table presents the gross notional amounts and estimated fair values of our derivatives recorded within other assets and liabilities on the consolidated balance sheets as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
	Gross Notional Amount	Fair Value		Gross Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions of U.S. dollars)
Derivatives designated as hedging instruments
Foreign currency forward contracts	$604	$15	$2	$618	$—	$7

Derivatives not designated as hedging instruments
Foreign currency forward contracts	263	1	5	498	2	—
Others	1	—	—	17	—	10
Total	$868	$16	$7	$1,133	$2	$17
The following table presents the net gains and losses deferred in the cumulative translation adjustment account, which is a component of AOCI in shareholders' equity, relating to our qualifying hedges and the net gains and losses included in earnings relating to our non-qualifying hedges for the three months ended March 31, 2022 and 2021:

	Amount of Net Gains (Losses)
	Three Months Ended
	March 31, 2022	March 31, 2021
	(in millions of U.S. dollars)
Derivatives designated as hedging instruments
Foreign currency forward contracts	$14	$7

Derivatives not designated as hedging instruments
Foreign currency forward contracts	(4)	(2)
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 59

Item 1 | Notes to Consolidated Financial Statements | Note 5. Losses and Loss Adjustment Expenses

5. LOSSES AND LOSS ADJUSTMENT EXPENSES

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

Enstar Group Limited | First Quarter 2022 | Form 10-Q                 60

Item 1 | Notes to Consolidated Financial Statements | Note 5. Losses and Loss Adjustment Expenses

The table below provides a consolidated reconciliation of the beginning and ending liability for losses and LAE:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in millions of U.S. dollars)
Balance as of January 1	$13,258	$10,593
Reinsurance reserves recoverable (1)	(1,332)	(1,830)
Deferred charge assets (“DCAs”) on retroactive reinsurance	(371)	(219)
Net balance as of January 1	11,555	8,544
Net incurred losses and LAE:
Current period:
Increase in estimates of net ultimate losses	13	53
Increase in provisions for ULAE	—	1
Total current period	13	54
Prior periods:
Reduction in estimates of net ultimate losses	(58)	(31)
Reduction in provisions for ULAE	(22)	(14)
Amortization of DCAs	33	8
Amortization of fair value adjustments	2	2
Changes in fair value - fair value option (2)	(98)	(75)
Total prior periods	(143)	(110)
Total net incurred losses and LAE	(130)	(56)
Net paid losses:
Current period	—	(6)
Prior periods	(418)	(336)
Total net paid losses	(418)	(342)
Other changes:
Effect of exchange rate movement	(45)	(9)
Assumed business (3)	—	1,078
Total other changes	(45)	1,069
Net balance as of March 31	10,962	9,215
Reinsurance reserves recoverable (1)	1,208	1,870
DCAs on retroactive reinsurance	338	342
Balance as of March 31	$12,508	$11,427

	As of
	March 31, 2022	December 31, 2021
	(in millions of U.S. dollars)
Reconciliation to Consolidated Balance Sheets:
Losses and loss adjustment expenses	$10,744	$11,269
Losses and loss adjustment expenses, at fair value	1,764	1,989
Total losses and loss adjustment expenses	$12,508	$13,258

Reinsurance balances recoverable on paid and unpaid losses	$983	$1,085
Reinsurance balances recoverable on paid and unpaid losses - fair value option	388	432
Total reinsurance balances recoverable on paid and unpaid losses	1,371	1,517
Paid losses recoverable	(163)	(185)
Reinsurance reserves recoverable (1)	$1,208	$1,332
(1) Excludes paid losses recoverable.
(2) Comprises discount rate and risk margin components.
(3) Assumed business for the three months ended March 31, 2021 is net of DCAs of $131 million.

Enstar Group Limited | First Quarter 2022 | Form 10-Q                 61

Item 1 | Notes to Consolidated Financial Statements | Note 5. Losses and Loss Adjustment Expenses

PPD
Reduction in Estimates of Net Ultimate Losses
The following table summarizes the reduction in estimates of net ultimate losses related to prior years by segment and line of business:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in millions of U.S. dollars)
Run-off segment:
Asbestos	$1	$—
Environmental	(2)	—
General casualty	(1)	—
Workers' compensation	(34)	(11)
Marine, aviation and transit	1	(8)
Construction defect	(4)	—
Professional indemnity/Directors and Officers	(3)	(4)
Property	13	(3)
All Other	—	1
Total Run-off segment	(29)	(25)
Total Enhanzed Re segment	(28)	—
Total Legacy Underwriting segment	(1)	(6)
Total	$(58)	$(31)
Three Months Ended March 31, 2022:
The reduction in estimates of net ultimate losses of $58 million related to prior periods was primarily driven by the Run-off and Enhanzed Re segments.
The Run-off segment experienced favorable PPD of $29 million which was primarily driven by the workers’ compensation line of business as a result of favorable loss activity in the period, partially offset by adverse PPD in the property lines of business due to unfavorable loss emergence relating to construction risks.
The Enhanzed Re segment experienced favorable PPD of $28 million primarily due to a settlement agreement that capped our COVID-19 losses on the property excess of loss (catastrophe) business.
Three Months Ended March 31, 2021:
The reduction in estimates of net ultimate losses of $31 million related to prior periods was primarily driven by the Run-off segment which experienced continued favorable loss emergence relative to our expectations in our workers’ compensation and marine, aviation and transit lines of business as well as detailed claims reviews across a number of portfolios, including our Lloyd's syndicate. The combination of loss emergence experience and claims management has led to favorable actual versus expected experience on those books of business.
Changes in Fair Value - Fair Value Option
Three Months Ended March 31, 2022 and 2021:
PPD was favorably impacted by changes in the fair value of liabilities for which we have elected the fair value option of $98 million and $75 million for the three months ended March 31, 2022 and 2021, respectively, which was primarily driven by increases in corporate bond yields in 2022 and 2021.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 62

Item 1 | Notes to Consolidated Financial Statements | Note 6. Defendant Asbestos and Environmental Liabilities

6. DEFENDANT ASBESTOS AND ENVIRONMENTAL LIABILITIES

The carrying value of the defendant asbestos and environmental liabilities (“defendant A&E liabilities”), insurance recoveries, future estimated expenses and the fair value adjustments related to DCo and Morse TEC were as follows:

	March 31, 2022	December 31, 2021
	(in millions of U.S. dollars)
Defendant A&E liabilities:
Defendant asbestos liabilities	$817	$826
Defendant environmental liabilities	11	11
Estimated future expenses	37	37
Fair value adjustments	(234)	(236)
Defendant A&E liabilities	631	638

Insurance balances recoverable:
Insurance recoverables related to defendant asbestos liabilities (net of allowance: 2022 and 2021 - $5)	242	264
Fair value adjustments	(50)	(51)
Insurance balances recoverable	192	213

Net liabilities relating to defendant A&E exposures	$439	$425
The table below provides a consolidated reconciliation of the beginning and ending liability for defendant A&E liabilities:

	Three Months Ended
	March 31,
	2022	2021
	(in millions of U.S. dollars)
Balance as of January 1	$638	$706
Insurance balances recoverable	(213)	(250)
Net balance as of January 1	425	456
Total net recoveries (paid claims)	16	(5)
Amounts recorded in other income:
Reduction in estimates of ultimate net liabilities	(3)	(9)
Reduction in estimated future expenses	—	(3)
Amortization of fair value adjustments	1	5
Total other expense	(2)	(7)
Net balance as of March 31	439	444
Insurance balances recoverable	192	248
Balance as of March 31	$631	$692
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 63

Item 1 | Notes to Consolidated Financial Statements | Note 7. Fair Value Measurements

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
In addition, certain of our other investments are measured using net asset value ("NAV") per share (or its equivalent) as a practical expedient and have not been classified within the fair value hierarchy above.
There have been no material changes in our valuation techniques during the period represented by these condensed consolidated financial statements.

We have categorized our assets and liabilities that are recorded at fair value on a recurring basis among levels based on the observability of inputs, or measured using NAV per share (or its equivalent) as follows:
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 64

Item 1 | Notes to Consolidated Financial Statements | Note 7. Fair Value Measurements

	March 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured Using NAV as Practical Expedient	Total Fair Value
	(in millions of U.S. dollars)
Investments:
Short-term and fixed maturity investments:
U.S. government and agency	$—	$686	$—	$—	$686
U.K. government	—	81	—	—	81
Other government	—	600	—	—	600
Corporate	—	6,227	—	—	6,227
Municipal	—	253	—	—	253
Residential mortgage-backed	—	537	—	—	537
Commercial mortgage-backed	—	1,043	—	—	1,043
Asset-backed	—	782	—	—	782
Structured products	—	986	—	—	986
	$—	$11,195	$—	$—	$11,195

Other assets included within funds held - directly managed	$—	$221	$—	$—	$221
Equities:
Publicly traded equity investments	$342	$45	$—	$—	$387
Exchange-traded funds	1,682	—	—	—	1,682
Privately held equity investments	—	—	345	30	375
	$2,024	$45	$345	$30	$2,444
Other investments:
Hedge funds	$—	$—	$—	$315	$315
Fixed income funds	—	190	—	466	656
Equity funds	—	4	—	—	4
Private equity funds	—	—	—	1,068	1,068
CLO equities	—	156	—	—	156
CLO equity funds	—	—	—	234	234
Private credit funds	—	—	—	296	296
Real estate debt fund	—	—	—	134	134
	$—	$350	$—	$2,513	$2,863
Total Investments	$2,024	$11,811	$345	$2,543	$16,723
Cash and cash equivalents	$152	$137	$—	$—	$289
Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$388	$—	$388
Other Assets:
Derivatives qualifying as hedging	$—	$15	$—	$—	$15
Derivatives not qualifying as hedging	—	1	—	—	1
Derivative instruments	$—	$16	$—	$—	$16

Losses and LAE:	$—	$—	$1,764	$—	$1,764

Other Liabilities:
Derivatives qualifying as hedging	$—	$2	$—	$—	$2
Derivatives not qualifying as hedging	—	5	—	—	5
Derivative instruments	$—	$7	$—	$—	$7

Enstar Group Limited | First Quarter 2022 | Form 10-Q                 65

Item 1 | Notes to Consolidated Financial Statements | Note 7. Fair Value Measurements

	December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured Using NAV as Practical Expedient	Total Fair Value
	(in millions of U.S. dollars)
Investments:
Short-term and fixed maturity investments:
U.S. government and agency	$—	$747	$—	$—	$747
U.K government	—	83	—	—	83
Other government	—	663	—	—	663
Corporate	—	6,814	—	—	6,814
Municipal	—	286	—	—	286
Residential mortgage-backed	—	610	—	—	610
Commercial mortgage-backed	—	1,074	—	—	1,074
Asset-backed	—	944	—	—	944
Structured products	—	1,033	—	—	1,033
	—	12,254	—	—	12,254

Other assets included within funds held - directly managed	$—	$201	$—	$—	$201
Equities:
Publicly traded equity investments	$239	$42	$—	$—	$281
Exchange-traded funds	1,342	—	—	—	1,342
Privately held equity investments	—	—	347	25	372
	$1,581	$42	$347	$25	$1,995
Other investments:
Hedge funds	$—	$—	$—	$291	$291
Fixed income funds	—	231	—	342	573
Equity funds	—	5	—	—	5
Private equity funds	—	—	—	752	752
CLO equities	—	161	—	—	161
CLO equity funds	—	—	—	207	207
Private credit funds	—	—	—	275	275
Real estate debt fund	—	—	—	69	69
	$—	$397	$—	$1,936	$2,333
Total Investments	$1,581	$12,894	$347	$1,961	$16,783
Cash and cash equivalents	$1,295	$112	$—	$—	$1,407
Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$432	$—	$432
Other Assets:
Derivatives not qualifying as hedging	—	2	—	—	2
Derivative instruments	$—	$2	$—	$—	$2

Losses and LAE:	$—	$—	$1,989	$—	$1,989

Other Liabilities:
Derivatives qualifying as hedging	$—	$7	$—	$—	$7
Derivatives not qualifying as hedging	—	10	—	—	10
Derivative instruments	$—	$17	$—	$—	$17
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 66

Item 1 | Notes to Consolidated Financial Statements | Note 7. Fair Value Measurements

Level 3 Measurements and Changes in Leveling
Transfers into or out of levels are recorded at their fair values as of the end of the reporting period, consistent with the date of determination of fair value.
Investments
The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Privately-held Equities	Total	Privately-held Equities	Other Investments	Total

	(in millions of U.S. dollars)
Beginning fair value	$347	$347	$275	$10	$285
Purchases	—	—	57	—	57
Total unrealized losses (1)	(2)	(2)	(2)	—	(2)
Ending fair value	$345	$345	$330	$10	$340
(1) Net unrealized losses included in our condensed consolidated statements of earnings is equal to the change in unrealized losses relating to assets held at the end of the reporting period.
Net unrealized losses related to Level 3 assets in the tables above are included in net unrealized losses in our condensed consolidated statements of earnings.
Valuations Techniques and Inputs
The table below presents the quantitative information related to the fair value measurements for our privately held equity investments measured at fair value on a recurring basis using Level 3 inputs:

Qualitative Information about Level 3 Fair Value Measurements
Valuation Techniques	Fair Value as of March 31, 2022	Unobservable Input	Range (Average) (1)
	(in millions of U.S. dollars)
Guideline company methodology	$223	Distribution waterfall	12.54
Dividend discount model; Guideline companies method	105	Multiple on Invested capital Discount rate Exit multiple	0.79x - 1.13x 9.0% - 12.3% 1.2x - 1.4x (1.3x)
Cost as approximation of fair value	17	Cost as approximation of fair value
	$345
(1) The average represents the arithmetic average of the inputs and is not weighted by the relative fair value.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 67

Item 1 | Notes to Consolidated Financial Statements | Note 7. Fair Value Measurements

Insurance Contracts - Fair Value Option
The following table presents a reconciliation of the beginning and ending balances for all insurance contracts measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended March 31,
	2022			2021
	Liability for losses and LAE	Reinsurance balances recoverable	Net	Liability for losses and LAE	Reinsurance balances recoverable	Net
	(in millions of U.S. dollars)
Beginning fair value	$1,989	$432	$1,557	$2,453	$521	$1,932
Incurred losses and LAE:
(Reduction) increase in estimates of ultimate losses	(6)	(2)	(4)	(8)	1	(9)
Reduction in provisions for ULAE	(4)	—	(4)	(4)	—	(4)
Changes in fair value due to changes in:
Average payout	5	11	(6)	3	1	2
Corporate bond yield	(114)	(22)	(92)	(97)	(20)	(77)
Total change in fair value	(109)	(11)	(98)	(94)	(19)	(75)
Total incurred losses and LAE	(119)	(13)	(106)	(106)	(18)	(88)
Paid losses	(80)	(28)	(52)	(74)	(12)	(62)
Effect of exchange rate movements	(26)	(3)	(23)	5	—	5
Ending fair value	$1,764	$388	$1,376	$2,278	$491	$1,787
Below is a summary of the quantitative information regarding the significant observable and unobservable inputs used in the internal model to determine fair value on a recurring basis:

Valuation Technique		March 31, 2022	December 31, 2021
	Unobservable (U) and Observable (O) Inputs	Weighted Average
Internal model	Corporate bond yield (O)	A rated	A rated
Internal model	Credit spread for non-performance risk (U)	0.2%	0.2%
Internal model	Risk cost of capital (U)	5.1%	5.1%
Internal model	Weighted average cost of capital (U)	8.25%	8.25%
Internal model	Average payout - liability (U)	7.96 years	7.95 years
Internal model	Average payout - reinsurance balances recoverable on paid and unpaid losses (U)	6.41 years	7.63 years
The fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses may increase or decrease due to changes in the corporate bond rate, the credit spread for non-performance risk, the risk cost of capital, the weighted average cost of capital and the estimated payment pattern.
In addition, the estimate of the capital required to support the liabilities is based upon current industry standards for capital adequacy.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 68

Item 1 | Notes to Consolidated Financial Statements | Note 7. Fair Value Measurements

Disclosure of Fair Values for Financial Instruments Carried at Cost
Senior and Subordinated Notes
The following table presents the fair values of our Senior and Subordinated Notes carried at amortized cost:

	March 31, 2022
	Amortized Cost	Fair Value
	(in millions of U.S. dollars)
4.95% Senior Notes due 2029	$495	$519
3.10% Senior Notes due 2031	495	448
Total Senior Notes	$990	$967
5.75% Junior Subordinated Notes due 2040	$345	$350
5.50% Junior Subordinated Notes due 2042	493	476
5.50% Enhanzed Re's Subordinated Notes due 2031	76	76
Total Subordinated Notes	$914	$902
The fair value of our Senior Notes and our Junior Subordinated Notes due 2040 and 2042 was based on observable market pricing from a third party pricing service, whereas the fair value of Enhanzed Re’s Subordinated Notes due 2031 was based on observable market pricing for comparable debt from a third party pricing service.
Both the Senior and Subordinated Notes are classified as Level 2.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 69

Item 1 | Notes to Consolidated Financial Statements | Note 8. Variable Interest Entities

8. VARIABLE INTEREST ENTITIES

The tables below present the fair value of our investments in nonconsolidated VIEs as well as our maximum exposure to loss associated with these VIEs:

As of March 31, 2022	Fair Value	Unfunded Commitments	Maximum Exposure to Loss
	(in millions of U.S. dollars)
Equities
Publicly traded equity investment in common stock	$63	$—	$63
Other investments
Hedge funds	$315	$—	$315
Fixed income funds	298	72	370
Private equity funds	1,013	891	1,904
CLO equity funds	234	—	234
Private credit funds	19	162	181
Real estate funds	135	546	681
Total	$2,014	$1,671	$3,685
Total investments in nonconsolidated VIEs	$2,077	$1,671	$3,748

As of December 31, 2021	Fair Value	Unfunded Commitments	Maximum Exposure to Loss
	(in millions of U.S. dollars)
Equities
Publicly traded equity investment in common stock	$64	$—	$64
Other investments
Hedge fund	$291	$45	$336
Fixed income funds	171	36	207
Private equity funds	697	930	1,627
CLO equity funds	207	31	238
Private credit funds	14	166	180
Real estate funds	69	418	487
Total	$1,449	$1,626	$3,075
Total investments in nonconsolidated VIEs	$1,513	$1,626	$3,139
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 70

Item 1 | Notes to Consolidated Financial Statements | Note 9. Debt Obligations

9. DEBT OBLIGATIONS

New Debt Obligations
On January 14, 2022, our wholly-owned subsidiary, Enstar Finance LLC (“Enstar Finance”), completed the issuance and sale of a series of junior subordinated notes due 2042 (the "2042 Junior Subordinated Notes") for an aggregate principal amount of $500 million. The 2042 Junior Subordinated Notes bear interest (i) during the initial five-year period ending January 14, 2027, at a fixed rate per annum of 5.50% and (ii) during each five-year reset period thereafter beginning January 15, 2027, at a fixed rate per annum equal to the five-year U.S. treasury rate calculated as of two business days prior to the beginning of such five-year period plus 4.006%.
The 2042 Junior Subordinated Notes are unsecured junior subordinated obligations of Enstar Finance, are fully and unconditionally guaranteed by the Parent Company on an unsecured and junior subordinated basis, and are contractually subordinated in right of payment to the existing and future obligations of our other subsidiaries (other than Enstar Finance).
The 2042 Junior Subordinated Notes are exclusively the obligations of Enstar Finance and the Parent Company, to the extent of the guarantee, and are not guaranteed by any of our other subsidiaries, which are separate and distinct legal entities and, except for Enstar Finance, have no obligation, contingent or otherwise, to pay holders any amounts due on the 2042 Junior Subordinated Notes or to make any funds available for payment on the 2042 Junior Subordinated Notes, whether by dividends, loans or other payments.
Generally, if an event of default occurs, the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 2042 Junior Subordinated Notes may declare the principal and accrued and unpaid interest on all of the then outstanding 2042 Junior Subordinated Notes to be due and payable immediately.
Subject to threshold regulatory requirements, Enstar Finance may repurchase the 2042 Junior Subordinated Notes, in whole or in part, at any time during a par call period, at a repurchase price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest, and at any time not during a par call period, plus an additional "make-whole" premium.
We incurred costs of $7 million in issuing the 2042 Junior Subordinated Notes. The net proceeds of the 2042 Junior Subordinated Notes were used to fund the payment at maturity of the outstanding $280 million aggregate principal amount of our 2022 Senior Notes. We intend to use the remaining net proceeds for general corporate purposes, including, but not limited to, funding our acquisitions, working capital and other business opportunities.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 71

Item 1 | Notes to Consolidated Financial Statements | Note 10. Noncontrolling Interests

10. NONCONTROLLING INTERESTS

Redeemable Noncontrolling Interest
The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the redeemable non-controlling interest (“RNCI”):

	Three Months Ended
	March 31,
	2022	2021
	(in millions of U.S. dollars)
Balance as of January 1	$179	$365
Distributions paid	—	(202)
Net earnings attributable to RNCI	5	12
Change in unrealized losses on AFS investments attributable to RNCI	(3)	—
Change in currency translation adjustments attributable to RNCI	—	1
Change in redemption value of RNCI	—	(1)
Balance as of March 31	$181	$175
The decrease in RNCI for the three months ended March 31, 2021 was primarily driven by the Exchange Transaction5, which was completed on January 1, 2021. Following the completion of the Exchange Transaction, there is no RNCI in respect of Northshore Holdings Limited ("Northshore"), the holding company of Atrium Underwriting Group Limited and Arden Reinsurance Company, and the remaining RNCI as of December 31, 2021 and March 31, 2022 relates only to the remaining international operations of StarStone Specialty Holdings Limited.
Noncontrolling Interest
As of March 31, 2022 and December 31, 2021, we had $233 million and $230 million, respectively, of non-controlling interest (“NCI”) primarily related to external interests in three of our subsidiaries, including Enhanzed Re. A reconciliation of the beginning and ending carrying amount of the equity attributable to NCI is included in the condensed consolidated statements of changes in shareholder's equity.
5 The exchange of a portion of our indirect interest in Northshore for all of the Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. (collectively, the "Trident V Funds") indirect interest in StarStone U.S.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 72

Item 1 | Notes to Consolidated Financial Statements | Note 11. Shareholders' Equity

11. SHAREHOLDERS' EQUITY

Ordinary Shares
The following is a reconciliation of our beginning and ending ordinary shares:

	Voting Ordinary Shares	Non-Voting Convertible Ordinary Series C Shares	Non-Voting Convertible Ordinary Series E Shares	Total Ordinary Shares
Balance as of December 31, 2021	16,625,862	1,192,941	404,771	18,223,574
Shares issued	39,597	—	—	39,597
Shares repurchased (1)	(162,134)	—	—	(162,134)
Balance as of March 31, 2022	16,503,325	1,192,941	404,771	18,101,037

(1) Ordinary Shares that we have repurchased are subject to immediate retirement, resulting in a reduction to the number of Ordinary Shares issued and outstanding.
Voting Ordinary Shares
Share Repurchases
The following table presents our ordinary shares repurchased:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in millions of U.S. dollars, except share and per share data)
Ordinary shares repurchased	162,134	18,003
Average price per ordinary share	$257.49	$234.70
Aggregate price	$42	$4
As of March 31, 2022, the remaining capacity under the 2021 Repurchase Program was $17 million.
Preferred Shares
Dividends on Preferred Shares
During the three months ended March 31, 2022 and 2021, we declared and paid dividends on Series D Preferred Shares of $7 million and on Series E Preferred Shares of $2 million for both periods.

Enstar Group Limited | First Quarter 2022 | Form 10-Q                 73

Item 1 | Notes to Consolidated Financial Statements | Note 11. Shareholders' Equity

Accumulated Other Comprehensive Loss
The following table presents details about the tax effects allocated to each component of other comprehensive loss:

	Three Months Ended
	March 31,
	2022			2021
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount
	(in millions of U.S. dollars)
Unrealized losses on fixed income AFS investments arising during the period	$(287)	$6	$(281)	$(116)	$5	$(111)
Reclassification adjustment for change in allowance for credit losses recognized in net (loss) earnings	20	(1)	19	12	—	12
Reclassification adjustment for net realized losses (gains) included in net (loss) earnings	15	(1)	14	(1)	—	(1)
Reclassification to earnings on disposal of subsidiary	—	—	—	1	—	1
Change in currency translation adjustment	1	—	1	1	—	1
Other comprehensive loss	$(251)	$4	$(247)	$(103)	$5	$(98)
The following table presents details of amounts reclassified from accumulated other comprehensive loss:

	Three Months Ended
Details about AOCI components	March 31, 2022	March 31, 2021	Affected Line Item in Statement where Net Earnings are presented
	(in millions of U.S. dollars)
Unrealized losses on fixed income AFS investments	$(35)	$(12)	Net realized losses
	(35)	(12)	Total before tax
	2	—	Income tax benefit
Total reclassifications for the period, net of tax	$(33)	$(12)
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 74

Item 1 | Notes to Consolidated Financial Statements | Note 12. Earnings Per Share

12. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per ordinary share:

	Three Months Ended
	March 31,
	2022	2021
	(in millions of U.S. dollars, except share and per share data)
Numerator:
Net (loss) earnings attributable to Enstar ordinary shareholders:	$(282)	$183

Denominator:
Weighted-average ordinary shares outstanding — basic (1)	17,578,019	21,562,341
Effect of dilutive securities:
Share-based compensation plans (2)	207,102	209,324
Warrants (3)	—	80,659
Weighted-average ordinary shares outstanding — diluted (4)	17,785,121	21,852,324

(Loss) earnings per share attributable to Enstar ordinary shareholders:
Basic	$(16.04)	$8.50
Diluted (4)	$(16.04)	$8.38
(1) Weighted-average ordinary shares for basic earnings per share includes ordinary shares (voting and non-voting) but excludes ordinary shares held in the Enstar Group Limited Employee Benefit Trust (the "EB Trust") in respect of Joint Share Ownership Plan ("JSOP") awards.
(2) Share-based dilutive securities include restricted shares, restricted share units, and performance share units. Certain share-based compensation awards, including the ordinary shares held in the EB Trust in respect of JSOP awards, were excluded from the calculation for the three months ended March 31, 2022 and 2021 because they were anti-dilutive.
(3) Warrants to acquire 175,901 Series C Non-Voting Ordinary Shares for an exercise price of $115.00 per share were exercised on a non-cash basis during the three months ended March 31, 2021, which resulted in a total of 89,590 Series C Non-Voting Ordinary Shares being issued in the period. As of December 31, 2021, there were no warrants outstanding following the exercise described. The warrants presented in the table above are a weighted-average of the warrants outstanding for the period.
(4) During a period of loss, the basic weighted average ordinary shares outstanding is used in the denominator of the diluted loss per ordinary share computation as the effect of including potentially dilutive securities would be anti-dilutive.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 75

Item 1 | Notes to Consolidated Financial Statements | Note 13. Related Party Transactions

13. RELATED PARTY TRANSACTIONS

The following tables summarize our related party balances and transactions. Additional details about the nature of our relationships and transactions are disclosed in Note 22 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

As of March 31, 2022	Stone Point (1) (2)	Northshore	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
Assets
Short-term investments, AFS, at fair value	$1	$—	$—	$—	$—	$—	$—
Fixed maturities, trading, at fair value	112	158	—	—	—	—	—
Fixed maturities, AFS, at fair value	475	—	—	—	—	—	—
Equities, at fair value	159	37	—	223	—	—	—
Other investments, at fair value	560	12	—	—	—	—	1,643
Equity method investments	—	—	213	—	57	230	19
Total investments	1,307	207	213	223	57	230	1,662
Cash and cash equivalents	60	27	—	—	—	—	—
Restricted cash and cash equivalents	—	6	—	—	—	—	—
Reinsurance balances recoverable on paid and unpaid losses	—	56	—	—	—	2	—
Funds held by reinsured company	—	32	—	—	—	37	—
Other assets	—	73	—	—	—	13	—
Liabilities
Losses and LAE	—	210	—	—	—	467	—
Insurance and reinsurance balances payable	—	55	—	—	—	12	—
Other liabilities	10	99	—	—	—	—	—
Net assets (liabilities)	$1,357	$37	$213	$223	$57	$(197)	$1,662
Redeemable noncontrolling interest	$173	$—	$—	$—	$—	$—	$—
(1) As of March 31, 2022, investment funds managed by Stone Point Capital LLC ("Stone Point") own 1,635,986 of our Voting Ordinary Shares, which constitutes 9.9% of our outstanding Voting Ordinary Shares.
(2) As of March 31, 2022, we had unfunded commitments of $192 million to other investments, $21 million to privately held equity and $6 million to fixed maturity investments managed by Stone Point and its affiliated entities.

Enstar Group Limited | First Quarter 2022 | Form 10-Q                 76

Item 1 | Notes to Consolidated Financial Statements | Note 13. Related Party Transactions

As of December 31, 2021	Stone Point	AnglePoint HK (1)	Northshore	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
Assets
Fixed maturities, trading, at fair value	$122	$—	$180	$—	$—	$—	$—	$—
Fixed maturities, AFS, at fair value	332	—	1	—	—	—	—	—
Equities, at fair value	153	—	37	—	224	—	—	—
Other investments, at fair value	563	9	14	—	—	—	—	1,278
Equity method investments	—	—	—	194	—	56	225	18
Total investments	1,170	9	232	194	224	56	225	1,296
Cash and cash equivalents	14	—	27	—	—	—	—	—
Restricted cash and cash equivalents	—	—	4	—	—	—	—	—
Reinsurance balances recoverable on paid and unpaid losses	—	—	63	—	—	—	2	—
Funds held by reinsured company	—	—	35	—	—	—	41	—
Other assets		—	28	—	—	—	13	—
Liabilities
Losses and LAE	—	—	226	—	—	—	504	—
Insurance and reinsurance balances payable	—	—	63	—	—	—	5	—
Other liabilities	—	—	63	—	—	—	—	—
Net assets (liabilities)	$1,184	$9	$37	$194	$224	$56	$(228)	$1,296
Redeemable noncontrolling interest	$172	$—	$—	$—	$—	$—	$—	$—
(1) Subsequent to December 31, 2021, AnglePoint HK ceased to be a related party.

	Three Months Ended
	March 31, 2022
	Stone Point	Northshore	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
INCOME
Net premiums earned	$—	$3	$—	$—	$—	$(1)	$—
Net investment income	2	4	—	2	—	—	—
Net unrealized losses	(11)	(6)	—	(2)	—	—	(37)
Other income	—	1	—	—	—	3	—
Total (loss) income	(9)	2	—	—	—	2	(37)

EXPENSES
Net incurred losses and LAE	—	1	—	—	—	—	—
Acquisition costs	—	—	—	—	—	(1)	—
General and administrative expenses	—	1	—	—	—	—	—
Total expenses	—	2	—	—	—	(1)	—

Earnings from equity method investments	—	—	24	—	1	6	—
Total net (loss) earnings	$(9)	$—	$24	$—	$1	$9	$(37)

Enstar Group Limited | First Quarter 2022 | Form 10-Q                 77

Item 1 | Notes to Consolidated Financial Statements | Note 13. Related Party Transactions

	Three Months Ended
	March 31, 2021
	Stone Point	Hillhouse (1)	Northshore	Monument	AmTrust	Citco	Enhanzed Re(2)	Core	Other
	(in millions of U.S. dollars)
INCOME
Net premiums earned	$—	$—	$20	$—	$—	$—	$—	$4	$—
Net investment income	—	—	1	—	1	—	(1)	—	2
Net realized gains	—	77	—	—	—	—	—	—	—
Net unrealized gains (losses)	25	20	(1)	—	(1)	—	—	—	32
Other income	—	—	(7)	—	—	—	—	5	—
Total income (loss)	25	97	13	—	—	—	(1)	9	34

EXPENSES
Net incurred losses and LAE	—	—	4	—	—	—	—	(8)	—
Acquisition costs	—	—	5	—	—	—	—	(1)	—
General and administrative expenses	—	—	2	—	—	—	—	—	—
Net foreign exchange losses	—	—	2	—	—	—	—	—	—
Total expenses	—	—	13	—	—	—	—	(9)	—

Earnings (loss) from equity method investments	—	—	—	15	—	1	105	(3)	—
Total net earnings	$25	$97	$—	$15	$—	$1	$104	$15	$34

Change in unrealized losses on AFS investments	—	—	—	—	—	—	(1)	—	—
(1) Includes earnings from our direct investment in the InRe Fund, L.P. (the “InRe Fund”), which was managed by AnglePoint Cayman through March 31, 2021, and the impact of a $100 million deduction from amounts due to affiliates of Hillhouse Group from the InRe Fund, which had the effect of increasing our NAV in the InRe Fund on February 21, 2021. The Hillhouse Group ceased to be a related party on July 22, 2021.
(2) Following completion of the Step Acquisition and related consolidation, Enhanzed Re ceased to be a related party on September 1, 2021.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 78

Item 1 | Notes to Consolidated Financial Statements | Note 14. Commitments and Contingencies

14. COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk
We are subject to credit risk principally in relation to our:
i.investments, including equity method investments;
ii.cash and cash equivalents and restricted cash and cash equivalents;
iii.assets pledged to ceding companies under reinsurance contracts;
iv.(re)insurance balances recoverable on paid and unpaid losses; and
v.funds held by reinsured companies and funds held - directly managed.
As of March 31, 2022, we had a significant funds held concentration of $3.0 billion (December 31, 2021: $3.2 billion) and $1.2 billion (December 31, 2021: $1.2 billion) to reinsured companies with financial strength credit ratings of A+ from A.M. Best and AA from S&P, and A+ from A.M. Best and AA- from S&P, respectively.
We limit the amount of credit exposure to any one counterparty, and none of our counterparty credit exposures, excluding U.S. government instruments and the counterparties noted above, exceeded 10% of shareholders’ equity as of March 31, 2022. Our credit exposure to the U.S. government was $1.1 billion as of March 31, 2022 (December 31, 2021: $1.2 billion).
Legal Proceedings
We are, from time to time, involved in various legal proceedings in the ordinary course of business, including litigation and arbitration regarding claims. Estimated losses relating to claims arising in the ordinary course of business, including the anticipated outcome of any pending arbitration or litigation are included in the liability for losses and LAE in our condensed consolidated balance sheets. In addition to claims litigation, we may be subject to other lawsuits and regulatory actions in the normal course of business, which may involve, among other things, allegations of underwriting errors or omissions, bad faith, employment claims or regulatory activity. We do not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material effect on our business, results of operations or financial condition. We anticipate that, similar to the rest of the (re)insurance industry, we will continue to be subject to litigation and arbitration proceedings in the ordinary course of business, including litigation generally related to the scope of coverage with respect to A&E and other claims.
Unfunded Investment Commitments
As of March 31, 2022, we had unfunded commitments of $1.7 billion to other investments, $31 million to privately held equity, $6 million to fixed maturity investments and $109 million to our majority owned subsidiary Enhanzed Re.
Guarantees
As of March 31, 2022 and December 31, 2021, parental guarantees supporting reinsurance obligations, defendant A&E liabilities, subsidiary capital support arrangements and credit facilities were $2.7 billion, for both periods. We also guarantee the 2040 and 2042 Junior Subordinated Notes, which have an aggregate principal amount of $850 million as of March 31, 2022 (December 31, 2021: $350 million).
Redeemable Noncontrolling Interest
We have the right to purchase the RNCI interests from the RNCI holders at certain times in the future (each such right, a "call right") and the RNCI holders have the right to sell their RNCI interests to us at certain times in the future (each such right, a "put right"). Following the closing of the Exchange Transaction, we have maintained a call right over the portion of StarStone Specialty Holdings Limited owned by the Trident V Funds and Dowling Capital Partners I, L.P. and Capital City Partners LLC, and they will maintain put rights to transfer those interests to us.

Enstar Group Limited | First Quarter 2022 | Form 10-Q                 79

Item 1 | Notes to Consolidated Financial Statements | Note 15. Subsequent Events

15. SUBSEQUENT EVENTS

Investments
Reporting Lag
The impact from volatility in global financial markets during the first quarter of 2022 will be recognized in future periods as a result of Enhanzed Re and certain other strategic investments being recorded on a one quarter lag basis. We anticipate the unrealized investment losses from this lag to be in the range of between $170 million to $210 million which we expect to record in our second quarter 2022 results. As of March 31, 2022, the carrying value of Enhanzed Re’s investment portfolio, which is recorded on a one quarter lag, was $2.9 billion.
Shareholders’ Equity
Share Repurchases
Subsequent to March 31, 2022, we repurchased 65,249 voting ordinary shares for $17 million at an average price per share of $255.87, and fully utilized the remaining capacity under the 2021 Repurchase Program.
On May 5, 2022, our Board authorized the repurchase of up to $200 million of our ordinary shares, such authorization to be effective through May 5, 2023.
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 80

Item 4. Controls and Procedures

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2022. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, except as noted below, that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
On September 1, 2021, we completed our acquisition of the controlling interest of Enhanzed Re. Enhanzed Re is reported on a one quarter lag and therefore its balance sheet and operating results as of and for the three months ended December 31, 2021 are included in our balance sheet and operating results as of and for the three months ended March 31, 2022. Enhanzed Re represented 13.8% of our total assets and 5.1% of our total consolidated net loss as a consolidated subsidiary as of and for the three months ended March 31, 2022. We are in the process of evaluating internal control over financial reporting for Enhanzed Re and have accordingly excluded Enhanzed Re from our evaluation of internal control over financial reporting and related disclosure controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Enstar Group Limited | First Quarter 2022 | Form 10-Q                 81

Part II - Other Information

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 14 to our condensed consolidated financial statements, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. The risk factors identified therein have not materially changed.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about ordinary shares acquired by the Company during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Dollar Value) of Shares that May Yet be Purchased Under the Program (1)
				(in millions of U.S. dollars)
Beginning dollar amount available to be repurchased				$59
January 1, 2022 - January 31, 2022	110,698	$256.97	110,698	29
February 1, 2022 - February 28, 2022	700	$260.01	700	—
March 1, 2022 - March 31, 2022	50,736	$258.59	50,736	13
	162,134		162,134	$17
(1) On November 29, 2021, our Board adopted an ordinary share repurchase program (the "2021 Repurchase Program"), effective through November 30, 2022. Pursuant to the 2021 Repurchase Program, we may repurchase a limited number of our ordinary shares, not to exceed $100 million. As of March 31, 2022, the remaining capacity under the 2021 Repurchase Program was $17 million. Subsequent to March 31, 2022, we repurchased 65,249 voting ordinary shares for $17 million at an average price per share of $255.87, and fully utilized the remaining capacity under the 2021 Repurchase Program. On May 5, 2022, our Board authorized the repurchase of up to $200 million of our ordinary shares, such authorization to be effective through May 5, 2023.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

None.

Enstar Group Limited | First Quarter 2022 | Form 10-Q                 82

Part II - Other Information

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K/A filed on May 2, 2011).
3.2	Sixth Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 15, 2021).
3.3	Certificate of Designations of Series C Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 17, 2016).
3.4	Certificate of Designations of 7.00% fixed-to-floating rate perpetual non-cumulative preference shares, Series D (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 27, 2018).
3.5	Certificate of Designations of 7.00% perpetual non-cumulative preference shares, Series E (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 21, 2018).
4.1	Second Supplemental Indenture dated as of January 14, 2022, among Enstar Finance LLC, Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on January 14, 2022).
10.1*	Fourth Amendment to Revolving Credit Agreement, dated as of November 16, 2021, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, Barclays Bank PLC, Wells Fargo Bank, National Association, and each of the lenders party thereto.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
_______________________________
* filed herewith
** furnished herewith
Enstar Group Limited | First Quarter 2022 | Form 10-Q                 83

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2022.

ENSTAR GROUP LIMITED

By:	/S/ Orla Gregory
Orla Gregory Acting Chief Financial Officer, Chief Operating Officer, Authorized Signatory, Principal Financial Officer

By:	/s/ Michael Murphy
Michael P. Murphy Deputy Chief Financial Officer, Principal Accounting Officer

Enstar Group Limited | First Quarter 2022 | Form 10-Q                 84