Form 10-Q
period 2022-06-30
Enstar Group LTD
filed 2022-08-09
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As at August 8, 2022, the registrant had outstanding 15,980,019 voting ordinary shares and 1,597,712 non-voting convertible ordinary shares, each par value $1.00 per share.

Enstar Group Limited
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2022

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

AFS	Available-for-sale
AmTrust	AmTrust Financial Services, Inc.
Annualized	Calculation of the quarterly result or year-to-date result multiplied by four and then divided by the number of quarters elapsed within the applicable year-to-date period.
AOCI	Accumulated other comprehensive income
Arden	Arden Reinsurance Company Ltd.
Atrium	Atrium Underwriting Group Limited
BMA	Bermuda Monetary Authority
BSCR	Bermuda Solvency Capital Requirement
BVPS	Book value per ordinary share - GAAP financial measure calculated by dividing Enstar ordinary shareholders’ equity by the number of ordinary shares outstanding.
Citco	Citco III Limited
CLO	Collateralized loan obligation
Core Specialty	Core Specialty Insurance Holdings, Inc.
DCo	DCo LLC
Defendant A&E liabilities
Defendant asbestos and environmental liabilities - Non-insurance liabilities relating to amounts for indemnity and defense costs for pending and future claims, as well as amounts for environmental liabilities associated with properties.

DCA
Deferred charge asset - The amount by which estimated ultimate losses payable exceed the premium consideration received at the inception of a retroactive reinsurance agreement and that are subsequently amortized over the estimated loss settlement period.

Dowling Funds	Dowling Capital Partners I, L.P. and Capital City Partners LLC
EB Trust	Enstar Group Limited Employee Benefit Trust
Enhanzed Re	Enhanzed Reinsurance Ltd.
Enstar	Enstar Group Limited and its consolidated subsidiaries
Enstar Finance	Enstar Finance LLC
Exchange Transaction	The exchange of a portion of our indirect interest in Northshore for all of the Trident V Funds’ indirect interest in StarStone U.S.

GLOSSARY OF KEY TERMS

FAL	Funds at Lloyd's - A deposit in the form of cash, securities, letters of credit or other approved capital instrument that satisfies the capital requirement to support the Lloyd's syndicate underwriting capacity.
Funds held	The account created with premium due to the reinsurer pursuant to the reinsurance agreement, the balance of which is credited with investment income and losses paid are deducted.
Funds held by reinsured companies	Funds held, as described above, where we receive a fixed crediting rate of return or other contractually agreed return on the assets held.
Funds held - directly managed	Funds held, as described above, where we receive the actual investment portfolio return on the assets held.
Future policyholder benefits	The liability relating to life reinsurance contracts, which are based on the present value of anticipated future cash flows and mortality rates.
Gate or side-pocket	A gate is the ability to deny or delay a redemption request, whereas a side-pocket is a designated account for which the investor loses its redemption rights.
Hillhouse Group	Hillhouse Capital Management, Ltd. and Hillhouse Capital Advisors, Ltd.
IBNR
Incurred but not reported - The estimated liability for unreported claims that have been incurred, as well as estimates for the possibility that reported claims may settle for amounts that differ from the established case reserves as well as the potential for closed claims to re-open. These provisions are shown net of reinsurance balances recoverable.

InRe Fund	InRe Fund, L.P.
Investable assets	The sum of total investments, cash and cash equivalents, restricted cash and cash equivalents and funds held
JSOP	Joint Share Ownership Plan
LAE	Loss adjustment expenses
Lloyd's	This term may refer to either the society of individual and corporate underwriting members that pool and spread risks as members of one or more syndicates, or the Corporation of Lloyd’s, which regulates and provides support services to the Lloyd’s market
LPT	Loss Portfolio Transfer - Retroactive reinsurance transaction in which loss obligations that are already incurred are ceded to a reinsurer, subject to any stipulated limits
Monument Re	Monument Insurance Group Limited
Morse TEC	Morse TEC LLC
NAV	Net asset value
NCI	Noncontrolling interests
New business	Material transactions, other than business acquisitions, which generally take the form of reinsurance or direct business transfers.
Northshore	Northshore Holdings Limited
OLR	Outstanding loss reserves - Provisions for claims that have been reported and accrued but are unpaid at the balance sheet date.
Parent Company	Enstar Group Limited, excluding its consolidated subsidiaries
Policy buy-back	Similar to a commutation, for direct insurance contracts
pp	Percentage point(s)
PPD	Prior period development - Changes to loss estimates recognized in the current calendar year that relate to loss reserves established in previous calendar years.
Private equity funds	Investments in limited partnerships and limited liability companies
Q2	Second quarter
QTD	Quarter-to-date
Reinsurance to close (RITC)	A business transaction to transfer estimated future liabilities attached to a given year of account of a Lloyd's syndicate into a later year of account of either the same or different Lloyd's syndicate in return for a premium.
Reserves for losses and LAE	Management's best estimate of the ultimate cost of settling losses as of the balance sheet date. This includes OLR and IBNR.
Retroactive reinsurance	Contracts that provide indemnification for losses and LAE with respect to past loss events.

GLOSSARY OF KEY TERMS

RLE	Run-off liability earnings – GAAP-based financial measure calculated by dividing prior period development by average net loss reserves.
RNCI	Redeemable noncontrolling interests
ROE	Return on equity - GAAP-based financial measure calculated by dividing net earnings (loss) attributable to Enstar ordinary shareholders by opening Enstar ordinary shareholders’ equity
Run-off	A line of business that has been classified as discontinued by the insurer that initially underwrote the given risk
Run-off portfolio	A group of insurance policies classified as run-off.
SEC	U.S. Securities and Exchange Commission
SGL No. 1	SGL No. 1 Limited
SSHL	StarStone Specialty Holdings Limited
StarStone International	StarStone's non-U.S. operations
StarStone U.S.	StarStone U.S. Holdings, Inc. and its subsidiaries
Step Acquisition	The purchase of the entire equity interest in Enhanzed Re held by an affiliate of Hillhouse Capital Management Ltd and Hillhouse Capital Advisors, Ltd.
Stone Point	Stone Point Capital LLC
SUL	StarStone Underwriting Limited
TIR	Total investment return - GAAP financial measure calculated by dividing total investment return recognized in earnings for the applicable period by average total investable assets
Trident V Funds	Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P.
U.S. GAAP	Accounting principles generally accepted in the United States of America
ULAE	Unallocated loss adjustment expenses - Loss adjustment expenses relating to run-off costs for the estimated payout of the run-off, such as internal claim management or associated operational support costs.
Unearned premium	The unexpired portion of policy premiums that will be earned over the remaining term of the insurance contract.
VIE	Variable interest entities
YTD	Year-to-date
2021 Repurchase Program
An ordinary share repurchase program adopted by our Board of Directors on November 29, 2021, for the purpose of repurchasing a limited number of our ordinary shares, not to exceed $100 million in aggregate. This plan was fully utilized in April 2022.

2022 Repurchase Program	An ordinary share repurchase program authorized by our Board of Directors on May 5, 2022, which is effective through May 5, 2023. Under this program, we may repurchase a limited number of our ordinary shares, not to exceed $200 million in aggregate.

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
•the effects of inflation, including its impact on our loss cost trends and operating expenses, and the effects of global economic policy responses to inflation, such as increasing interest rates and their impact on our investment portfolio;
•our ability to structure our investments in a manner that recognizes our liquidity needs;
•our strategic investments in alternative asset classes and joint ventures, which are illiquid and may be volatile;

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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
The following discussion and analysis of our financial condition as of June 30, 2022 and our results of operations for the three and six months ended June 30, 2022 and 2021 should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 8

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Operational Highlights

Our consolidated results reflect our continued progress on providing capital release solutions to our clients by acquiring and managing their run-off portfolios.
Operational highlights for the six months ended June 30, 2022 include:
Assumed $3.1 billion of loss reserves from Run-off Transactions

•On May 20, 2022 we completed an LPT transaction with Aspen Insurance Holdings Limited (“Aspen”) with respect to $3.1 billion of net loss reserves, subject to a limit of $3.6 billion. An existing ADC between Aspen and us that closed in June 2020 was absorbed into this LPT.
•As a result of this LPT transaction, we assumed an incremental $1.9 billion of net loss reserves with a diverse mix of property, liability and specialty lines of business, in exchange for incremental premium of $1.9 billion,1 and assumed claims control.
Executed Capital Transactions

•We completed a $500 million junior subordinated notes offering in January 2022, the net proceeds of which were primarily used to fund the payment at maturity of the outstanding $280 million aggregate principal amount of our senior notes, which matured in March 2022.
•We repurchased 697,580 voting ordinary shares during the six months ended June 30, 2022 for an aggregate $163 million, representing an average price per share of $233.92 and a weighted average discount to our net book value per ordinary share of 20.3%. During the six months ended June 30, 2022, we utilized $105 million of the $200 million authorized under the 2022 Repurchase Program and the remaining $59 million authorized under the 2021 Repurchase Program to repurchase our ordinary shares.
1 Refer to “New Business” section for further details.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 9

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Consolidated Results of Operations - For the Three and Six Months Ended June 30, 2022 and 2021

The following table sets forth our condensed consolidated statements of earnings:

	Three Months Ended				Six Months Ended
	June 30,		$ / pp Change		June 30,		$ / pp Change
	2022	2021			2022	2021
	(in millions of U.S. dollars, except per share data)
Underwriting Results
Net premiums earned	$14	$59	$(45)		$48	$152	$(104)
Net incurred losses and LAE
Current period	(13)	(50)	37		(26)	(104)	78
Prior period	79	10	69		222	120	102
Total net incurred losses and LAE	66	(40)	106		196	16	180
Policyholder benefit expenses	(6)	—	(6)		(18)	—	(18)
Acquisition costs	(12)	(5)	(7)		(20)	(39)	19

Investment Results
Net investment income	106	76	30		186	138	48
Net realized (losses) gains	(38)	6	(44)		(75)	(5)	(70)
Net unrealized (losses) gains	(591)	400	(991)		(972)	390	(1,362)
Earnings (losses) from equity method investments	1	(3)	4		32	115	(83)

General and administrative expenses	(83)	(93)	10		(168)	(176)	8

NET (LOSS) EARNINGS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(493)	$378	$(871)		$(775)	$561	$(1,336)

GAAP measures:
Return on equity (“ROE”)	(9.8)%	6.0%	(15.8)	pp	(13.9)%	9.1%	(23.0)	pp
Annualized ROE					(27.7)%	18.2%	(45.9)	pp
Annualized run-off liability earnings (“RLE”)					3.7%	2.5%	1.2	pp
Annualized total investment return (“TIR”)					(8.1)%	6.8%	(14.9)	pp

Non-GAAP measures:
Adjusted ROE*	(2.9)%	5.1%	(8.0)	pp	(4.2)%	10.9%	(15.1)	pp
Annualized Adjusted ROE*					(8.4)%	21.7%	(30.1)	pp
Annualized Adjusted RLE *					0.5%	1.1%	(0.6)	pp
Annualized Adjusted TIR*					(0.8)%	8.0%	(8.8)	pp

					As of		$ Change
					June 30, 2022	December 31, 2021
GAAP measure:
Book value per ordinary share (“BVPS”)					$245.93	$316.34	$(70.41)

Non-GAAP measure:
Adjusted BVPS*					$241.05	$310.80	$(69.75)
pp - Percentage point(s)
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.

Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 10

Item 2 | Management's Discussion and Analysis | Key Performance Measures

Overall Measures of Performance

BVPS and Adjusted BVPS*

BVPS and Adjusted BVPS* decreased by 22.3% and 22.4%, respectively, from December 31, 2021 to June 30, 2022, primarily due to recognized and unrecognized investment losses of $1.3 billion for the six months ended June 30, 2022.

ROE and Adjusted ROE*
Three and Six Months Ended June 30, 2022 versus 2021: ROE decreased by 15.8 and 23.0 pp for the three and six months ended June 30, 2022, respectively, primarily due to:
i.net realized and unrealized losses on other investments, including equities, for the three and six months ended June 30, 2022 compared to net gains in the comparative periods. This contributed 9.1 and 13.2 pp to the total reduction in ROE for the three and six months ended June 30, 2022, respectively;
ii.net realized and unrealized losses on fixed maturity securities for the three and six months ended June 30, 2022 compared to net gains and net losses for the three and six months ended June 30, 2021, respectively. This contributed 9.9 and 11.7 pp to the total reduction in ROE for the three and six months ended June 30, 2022, respectively;
iii.a reduction in earnings from equity method investments for the six months ended June 30, 2022 which contributed 1.3 pp to the total reduction in ROE for the six months ended June 30, 2022.
These negative factors were partially offset by:
iv. higher favorable PPD, which offset the reduction in ROE by 1.4 and 2.0 pp for the three and six months ended June 30, 2022, respectively; and
v.     higher net investment income, which offset the reduction in ROE by 0.9 and 1.1 pp for the three and six months ended June 30, 2022, respectively.
Adjusted ROE* decreased by 8.0 and 15.1 pp for the three and six months ended June 30, 2022, respectively, as it excludes the impact of net realized and unrealized losses on fixed maturity securities.
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 11

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

We discuss the results of our operations by aggregating certain captions from our condensed consolidated statement of earnings, as we believe it provides a more meaningful view of our results and eliminates repetition that would arise if captions were discussed on an individual basis.
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
Underwriting Results

Our strategy is focused on effectively managing portfolios and businesses in run-off. Although we have largely exited our active underwriting platforms, we still record net premiums earned and the associated current period net incurred losses and LAE and acquisition costs as a result of the run-off of unearned premiums from transactions completed in recent years.
Premiums earned in the Run-off segment are generally offset by the related current period net incurred losses and LAE and acquisition costs.
The components of underwriting results are as follows:

	Three Months Ended June 30,
	2022					2021
	Run-off	Enhanzed Re	Legacy Underwriting	Corporate and other	Total	Run-off	Legacy Underwriting	Corporate and other	Total
	(in millions of U.S. dollars)
Net premiums earned	$9	$1	$4	$—	$14	$42	$17	$—	$59
Net incurred losses and LAE:
Current period	14	—	(1)	—	13	42	8	—	50
Prior periods	(121)	—	5	37	(79)	(59)	3	46	(10)
Total net incurred losses and LAE	(107)	—	4	37	(66)	(17)	11	46	40
Policyholder benefit expenses	—	6	—	—	6	—	—	—	—
Acquisition costs	9	—	3	—	12	—	5	—	5
Underwriting results	$107	$(5)	$(3)	$(37)	$62	$59	$1	$(46)	$14

	Six Months Ended June 30,
	2022					2021
	Run-off	Enhanzed Re	Legacy Underwriting	Corporate and other	Total	Run-off	Legacy Underwriting	Corporate and other	Total
	(in millions of U.S. dollars)
Net premiums earned	$26	$15	$7	$—	$48	$115	$37	$—	$152
Net incurred losses and LAE:
Current period	25	—	1	—	26	86	18	—	104
Prior periods	(171)	(29)	4	(26)	(222)	(98)	(3)	(19)	(120)
Total net incurred losses and LAE	(146)	(29)	5	(26)	(196)	(12)	15	(19)	(16)
Policyholder benefit expenses	—	18	—	—	18	—	—	—	—
Acquisition costs	17	—	3	—	20	29	10	—	39
Underwriting results	$155	$26	$(1)	$26	$206	$98	$12	$19	$129
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 12

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Current Period - Three and Six Months Ended June 30, 2022 and 2021
The current period underwriting results from our (re)insurance operations include net earned premiums that have been declining as we transition away from active underwriting activities.
The below charts are in millions of U.S. dollars.
The reductions in net premiums earned and current period net incurred losses and LAE were driven by reduced levels of activity arising from our exit of our active underwriting platforms beginning in 2020.
We continue to earn premium from our StarStone International business and from our Enhanzed Re segment. In comparison, our 2021 earned premium was primarily driven by StarStone International and AmTrust reinsurance to close (“RITC”) business, which was entered into in 2019.
Prior Periods - RLE - Three Months Ended June 30, 2022 and 2021
The following tables summarize RLE % and Adjusted RLE %* by acquisition year, which management believes is useful in measuring and monitoring performance of our claims management activity on the portfolios that we have acquired. This permits comparability between acquisition years of different loss reserve volumes.

	Three Months Ended June 30, 2022
	RLE			Adjusted RLE*
Acquisition Year	PPD	Average net loss reserves	Annualized RLE %	Adjusted PPD*	Average adjusted net loss reserves*	Annualized Adj RLE %*
	(in millions of U.S. dollars)
2012 and prior	$—	$555		$1	$582
2013	(5)	183		—	39
2014	13	771		—	62
2015	1	288		—	274
2016	4	731		4	770
2017	40	723		3	834
2018	17	914		5	952
2019	(1)	1,057		—	1,541
2020 (1)	3	1,081		(1)	1,049
2021	7	3,964		17	4,380
2022 (1)	—	1,333	1.9%	—	1,260	1.1%
Total	$79	$11,600	2.7%	$29	$11,743	1.0%
(1) We have reclassified $2 million of PPD, $2 million of Adjusted PPD*, $393 million of average net loss reserves and $386 million of average adjusted net loss reserves* recorded in acquisition year 2020 arising from an ADC between Aspen and us to acquisition year 2022 to reflect the absorption of the ADC into the 2022 Aspen LPT transaction.
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 13

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Three Months Ended June 30, 2022:
Our Annualized RLE % was positively impacted by a reduction of $48 million in the fair value of liabilities for which we have elected the fair value option in the 2017 and 2018 acquisition years as a result of increases in interest rates. Annualized RLE % was also positively impacted by favorable loss activity in our professional indemnity/directors and officers and workers’ compensation lines of business, most notably in the 2021 acquisition year. The favorable movements were partially offset by accelerated amortization of DCA.
Our Annualized Adjusted RLE %*, which excludes fair value adjustments, was positively impacted by the net reduction in estimates of net ultimate losses relating to the Run-off segment as described above.

	Three Months Ended June 30, 2021
	RLE			Adjusted RLE*
Acquisition Year	PPD	Average net loss reserves	Annualized RLE %	Adjusted PPD*	Average adjusted net loss reserves*	Annualized Adj RLE %*
	(in millions of U.S. dollars)
2012 and prior	$9	$490		$9	$526
2013	(3)	217		—	52
2014	3	980		7	77
2015	—	348		1	331
2016	8	831		4	871
2017	(13)	1,010		2	1,023
2018	8	1,239		8	1,233
2019	(4)	1,177		5	1,665
2020	12	1,851		7	1,800
2021	(10)	1,882		(19)	2,634
Total	$10	$10,025	0.4%	$24	$10,212	0.9%
Three Months Ended June 30, 2021:
Our Annualized RLE % was positively impacted by favorable development in our professional indemnity/directors and officers line of business across our Lloyd’s portfolios relating to large claims on the 2012 and prior, 2016 and 2018 acquisition years and favorable actual versus expected loss experience in our workers’ compensation line of business on the 2017, 2020 and 2021 acquisition years.
This favorable development was partially offset by a $17 million increase in the fair value of liabilities for which we have elected the fair value option in the 2017 and 2018 acquisition years due to a decrease in interest rates. This adverse change is not included in the calculation of Adjusted PPD* or Annualized Adjusted RLE %*.
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 14

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Prior Periods - RLE - Six Months Ended June 30, 2022 and 2021
The following tables summarize RLE % and Adjusted RLE %* by acquisition year:

	Six Months Ended June 30, 2022
	RLE			Adjusted RLE*
Acquisition Year	PPD	Average net loss reserves	Annualized RLE %	Adjusted PPD*	Average adjusted net loss reserves*	Annualized Adj RLE %*
	(in millions of U.S. dollars)
2012 and prior	$1	$565		$5	$599
2013	(4)	189		—	40
2014	18	802		—	67
2015	1	292		—	277
2016	4	743		12	786
2017	118	785		3	856
2018	42	958		8	985
2019	(8)	1,075		(14)	1,548
2020 (1)	1	1,126		(6)	1,093
2021	49	4,029		20	4,452
2022 (1)	—	1,333	1.9%	—	1,260	1.1%
Total	$222	$11,897	3.7%	$28	$11,963	0.5%
(1) We have reclassified $2 million of PPD, $2 million of Adjusted PPD*, $393 million of average net loss reserves and $386 million of average adjusted net loss reserves* recorded in acquisition year 2020 arising from an ADC between Aspen and us to acquisition year 2022 to reflect the absorption of the ADC into the 2022 Aspen LPT transaction.
Six Months Ended June 30, 2022:
Our Annualized RLE % was positively impacted by a reduction of $146 million in the fair value of liabilities for which we have elected the fair value option in the 2017 and 2018 acquisition years as a result of increases in interest rates.
Annualized RLE % was also positively impacted by favorable loss activity on our professional indemnity/directors and officers and workers’ compensation lines of business, most notably in the 2021 acquisition year.
In addition, we experienced favorable claim activity on Enhanzed Re’s catastrophe book in the 2021 acquisition year.
Our Annualized Adjusted RLE %*, excludes fair value adjustments and changes in Enhanzed Re’s catastrophe loss liabilities.

	Six Months Ended June 30, 2021
	RLE			Adjusted RLE*
Acquisition Year	PPD	Average net loss reserves	Annualized RLE %	Adjusted PPD*	Average adjusted net loss reserves*	Annualized Adj RLE %*
	(in millions of U.S. dollars)
2012 and prior	$9	$517		$9	$551
2013	3	143		—	58
2014	13	999		17	83
2015	—	353		—	336
2016	5	839		4	881
2017	53	1,050		2	1,031
2018	27	1,269		18	1,246
2019	(3)	1,192		8	1,687
2020	23	1,902		14	1,849
2021	(10)	1,426		(22)	1,780
Total	$120	$9,690	2.5%	$50	$9,502	1.1%
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 15

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Six Months Ended June 30, 2021:
Our Annualized RLE % was positively impacted by a reduction of $58 million in the fair value of liabilities for which we have elected the fair value option in the 2017 and 2018 acquisition years as a result of increases in interest rates.
Additionally, annualized RLE % was positively impacted by favorable development in our professional indemnity/directors and officers line of business across our Lloyd’s portfolios and reductions in case reserve estimates for large claims on the 2012 and prior, 2016 and 2018 acquisition years and continued favorable actual versus expected loss experience in our workers’ compensation line of business on the 2017, 2020 and 2021 acquisition years.
Annualized Adjusted RLE %*, which excludes fair value adjustments, benefited from a $10 million favorable impact as a result of lower than expected asbestos related claim frequency related to our defendant A&E liabilities attributable to the 2019 acquisition year.
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.

Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 16

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

	Three Months Ended June 30,
	2022			2021
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$84	$22	$106	$61	$15	$76
Net realized (losses) gains	(30)	(8)	(38)	5	1	6
Net unrealized (losses) gains	(379)	(212)	(591)	105	295	400
Earnings (losses) from equity method investments	—	1	1	—	(3)	(3)
TIR ($)	$(325)	$(197)	$(522)	$171	$308	$479
Annualized TIR %	(9.1)%	(14.0)%	(10.5)%	5.1%	21.5%	10.0%
Annualized Adjusted TIR %*	2.2%	(14.0)%	(2.2)%	1.9%	21.5%	7.8%

	Six Months Ended June 30,
	2022			2021
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$145	$41	$186	$109	$29	$138
Net realized (losses) gains	(65)	(10)	(75)	(7)	2	(5)
Net unrealized (losses) gains	(678)	(294)	(972)	(89)	479	390
Earnings from equity method investments	—	32	32	—	115	115
TIR ($)	$(598)	$(231)	$(829)	$13	$625	$638
Annualized TIR %	(7.9)%	(8.6)%	(8.1)%	0.2%	21.5%	6.8%
Annualized Adjusted TIR %*	1.9%	(8.6)%	(0.8)%	1.8%	21.5%	8.0%
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 17

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Net Investment Income
The below charts are in millions of U.S. dollars.
Three and Six Months Ended June 30, 2022 versus 2021: Net investment income increased primarily due to:
•an increase in our average aggregate fixed income assets of $2.1 billion and $3.3 billion, respectively, due to new business during the past year;
•the reinvestment of fixed maturities at higher yields; and
•the impact of rising interest rates on our investments that are subject to floating interest rates.
Our annualized book yield decreased by 33 and 21 basis points, respectively, as a result of timing differences, whereby we experienced a significant increase to our average aggregate fixed income assets as of June 30, 2022 by recording $1.9 billion in funds held by reinsured companies as a result of the Aspen transaction, with net investment income only being recognized for the period from the May 20, 2022 closing of the transaction to June 30, 2022.
Net Realized and Unrealized (Losses) Gains
The below charts are in millions of U.S. dollars.
Three and Six Months Ended June 30, 2022 versus 2021: Net realized and unrealized losses increased relative to the prior period net realized and unrealized gains primarily due to:
•net realized and unrealized losses on fixed income securities of $409 million and $743 million for the three and six months ended June 30, 2022, respectively, compared to net gains of $110 million and net losses of $96 million for the three and six months ended June 30, 2021, respectively. The unfavorable movements of $519 million and $647 million, respectively, were primarily driven by rising interest rates across U.S., U.K. and European markets, in addition to widening credit spreads in the current period; and
•net realized and unrealized losses on other investments, including equities, of $220 million and $304 million for the three and six months ended June 30, 2022, respectively, compared to net gains of $296 million and $481 million for the three and six months ended June 30, 2021, respectively. The unfavorable movements of $516 million and $785 million, respectively, were primarily driven by:
◦Losses from our fixed income funds, public equities and CLO equities for the three and six months ended June 30, 2022, largely as a result of global equity market declines and the widening of high yield credit spreads. This was partially offset by gains on our private equity funds, private credit funds and real estate funds for the three and six months ended June 30, 2022, which are typically recorded on a one quarter lag,
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 18

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

and gains on our hedge funds for the three months ended June 30, 2022, as a result of exposure to Chinese equities; and
◦Net realized and unrealized gains for the three and six months ended June 30, 2021, which were driven by strong performance in our equities and equity funds, private equity funds, private credit funds, fixed income funds, CLO equity and CLO equity funds.
Earnings (losses) from equity method investments
The below charts are in millions of U.S. dollars.
Six Months Ended June 30, 2022 versus 2021: Earnings from equity method investments decreased, primarily due to our acquisition of the controlling interest in Enhanzed Re, which resulted in us consolidating Enhanzed Re effective September 1, 2021. Prior to that date, the results of Enhanzed Re were recorded in earnings from equity method investments. The consolidated net loss from Enhanzed Re was $95 million for the six months ended June 30, 2022.
Investable Assets
The below charts are in billions of U.S. dollars

•Investable assets decreased by 3.9% from December 31, 2021 to June 30, 2022, primarily due to a decline in carrying value of our fixed income securities and other investments, including equities, and due to assets used to support net paid losses, partially offset by an increase in funds held by reinsured companies as a result of the Aspen transaction.
•Adjusted investable assets* increased by 2.3% from December 31, 2021 to June 30, 2022, as a result of an increase in funds held by reinsured companies as a result of the Aspen transaction, partially offset by a decline in the carrying value of our other investments, including equities, and the impact of net paid losses.
•Cash and cash equivalents decreased by $1.0 billion from December 31, 2021 to June 30, 2022 primarily as a result of the redeployment of a portion of the InRe Fund redemptions to other investments, including equities.

*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measures.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 19

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Duration and average credit rating on fixed income securities and cash and cash equivalents
The fair value, duration and average credit rating of investments by segment is as follows:

	June 30, 2022			December 31, 2021
Segment	Fair Value ($) (1)	Duration (in years) (2)	Average Credit Rating (3)	Fair Value ($) (1)	Duration (in years) (2)	Average Credit Rating (3)
Investments	(in millions of U.S. dollars)			(in millions of U.S. dollars)
Run-off	$9,977	4.48	A+	$12,680	4.54	A+
Enhanzed Re	1,297	14.57	A-	1,454	14.62	A-
Total - Investments	11,274	5.67	A+	14,134	5.69	A+
Legacy Underwriting	186	2.10	AA-	212	2.37	AA-
Total	$11,460	5.61	A+	$14,346	5.64	A+
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
The overall decrease in the balance of our fixed income securities and cash and cash equivalents of $2.9 billion for the six months ended June 30, 2022 was driven by the redeployment of a portion of the InRe Fund redemptions from cash and cash equivalents to other investments, including equities, and the recognition of net unrealized losses on our fixed income securities as described above. Further contributing to the decrease was the use of both fixed income securities and cash and cash equivalents to support net paid losses.
As of both June 30, 2022 and December 31, 2021, our fixed income securities and cash and cash equivalents had an average credit quality rating of A+.
As of June 30, 2022 and December 31, 2021, our fixed income securities that were non-investment grade (i.e. rated lower than BBB- and non-rated securities) comprised 6.5% and 5.6% of our total fixed income securities portfolio, respectively. The increase in non-investment grade fixed income securities was driven by the redeployment of a portion of the InRe Fund redemptions to higher-yield fixed income securities in the period.
General and Administrative Expenses for the For the Three and Six Months Ended June 30, 2022 and 2021

The below charts are in millions of U.S. dollars.
Three Months Ended June 30, 2022 versus 2021: The $10 million reduction in general and administrative expenses was primarily driven by current quarter decreases in salaries and benefits due to reductions in head count and long-term incentive plan costs and decreases in professional fees, in comparison to the prior quarter.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 20

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Six Months Ended June 30, 2022 versus 2021: The $8 million decrease in general and administrative expenses was primarily driven by reductions in IT costs as a result of reduced project activity in the current period and decreases in professional fees. This was partially offset by higher salaries and benefits in the current period due to the absence of a proportional reduction in accrued performance-based costs that was recorded in the comparative period, although the impact of this was largely offset by declines in current period salaries and benefits due to reductions in head count and long-term incentive plan costs in comparison to the prior period.

New Business

We define new business as material transactions, which generally take the form of reinsurance or direct business transfers, or business acquisitions.
When we acquire new business through reinsurance or direct business transfers, the liabilities we assume typically exceed the fair value of the assets we receive. This is generally due to the future earnings expected on the assets, as well as negotiations if we believe the liabilities could potentially be reduced in the future through successful claims management.
The difference between the liabilities assumed and the assets acquired is recorded as a DCA or deferred gain, which is then amortized over the expected settlement period. As such, the performance of the new business is assessed over time by comparing the net of investment income, loss reserve development and amortization of the DCA or deferred gain.
The table below sets forth a summary of new business that we have completed between January 1, 2022 and June 30, 2022:

Transaction	Total Assets Assumed	DCA (1)	Total Assets from Transactions	Total Liabilities from Transactions	Type of Transaction	Remaining Limit upon Acquisition	Line of Business	Jurisdiction
	(in millions of U.S. dollars)
Aspen (2)	$1,881	$28	$1,909	$1,909	LPT	403	Property, liability and specialty lines	U.S., U.K. and Europe
(1) Where the estimated ultimate losses payable exceed the premium consideration received at the inception of the agreement, a DCA is recorded.
(2) We agreed to assume $3.1 billion of net loss reserves, subject to a limit of $3.6 billion. Pursuant to terms of the contract, the amount of net loss reserves assumed, in addition to the premium consideration provided in the LPT agreement, were adjusted for the original ADC cash premium of $770 million as well as claims paid between October 1, 2021 and May 20, 2022 and other contractual obligations totaling $432 million.

Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 21

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

Non-GAAP Financial Measures

In addition to our key financial measures presented in accordance with GAAP, we present other non-GAAP financial measures that we use to manage our business, compare our performance against prior periods and against our peers, and as performance measures in our incentive compensation program.
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

We use this non-GAAP measure in our incentive compensation program.

Adjusted return on equity (%)	Adjusted operating income (loss) attributable to Enstar ordinary shareholders divided by adjusted opening Enstar ordinary shareholder's equity
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
-adjustments attributable to noncontrolling interests

Adjusted opening Enstar ordinary shareholders' equity (denominator)
Opening Enstar ordinary shareholders' equity, less:
-net unrealized gains (losses) on fixed maturity investments and funds held-directly managed,
-fair value of insurance contracts for which we have elected the fair value option (1),
-fair value adjustments, and
-net assets of held for sale or disposed subsidiaries classified as discontinued operations (if any)

Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 22

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

Adjusted total investment return (%)	Adjusted total investment return (dollars) recognized in earnings for the applicable period divided by period average adjusted total investable assets.	Provides a key measure of the return generated on the capital held in the business and is reflective of our investment strategy.

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

(1) Comprises the discount rate and risk margin components.

Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 23

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of BVPS to Adjusted BVPS*:

	June 30, 2022			December 31, 2021
	Equity (1)	Ordinary Shares	Per Share Amount	Equity (1)	Ordinary Shares	Per Share Amount
	(in millions of U.S. dollars, except share and per share data)
Book value per ordinary share	$4,183	17,008,567	$245.93	$5,586	17,657,944	$316.34
Non-GAAP adjustments:
Share-based compensation plans		344,890			315,205
Adjusted book value per ordinary share*	$4,183	17,353,457	$241.05	$5,586	17,973,149	$310.80
(1) Equity comprises Enstar ordinary shareholders' equity, which is calculated as Enstar shareholders' equity less preferred shares ($510 million) prior to any non-GAAP adjustments.
The tables below present a reconciliation of Annualized ROE to Annualized Adjusted ROE*:

	Three Months Ended
	June 30, 2022				June 30, 2021
	Net (loss) earnings (1)	Opening equity (1)	(Adj) ROE	Annualized (Adj) ROE	Net (loss) earnings (1)	Opening equity (1)	(Adj) ROE	Annualized (Adj) ROE
	(in millions of U.S. dollars)
Net (loss) earnings/Opening equity/ROE/Annualized ROE (1)	$(493)	$5,024	(9.8)%	(39.3)%	$378	$6,251	6.0%	24.2%
Non-GAAP adjustments:
Remove:
Net realized and unrealized losses (gains) on fixed maturity investments and funds held - directly managed / Net unrealized losses (gains) on fixed maturity investments and funds held - directly managed (2)	409	458			(110)	(228)
Change in fair value of insurance contracts for which we have elected the fair value option / Fair value of insurance contracts for which we have elected the fair value option (3)	(48)	(201)			17	(109)
Amortization of fair value adjustments / Fair value adjustments	5	(104)			6	(125)
Tax effects of adjustments (4)	20				4
Adjustments attributable to noncontrolling interests (5)	(43)				1
Adjusted operating (loss) income/Adjusted opening equity/Adjusted ROE/Annualized adjusted ROE*	$(150)	$5,177	(2.9)%	(11.6)%	$296	$5,789	5.1%	20.5%
(1) Net (loss) earnings comprises net (loss) earnings attributable to Enstar ordinary shareholders, prior to any non-GAAP adjustments. Opening equity comprises Enstar ordinary shareholders' equity, which is calculated as opening Enstar shareholders' equity less preferred shares ($510 million), prior to any non-GAAP adjustments.
(2) Represents the net realized and unrealized losses (gains) related to fixed maturity securities. Our fixed maturity securities are held directly on our balance sheet and also within the "Funds held - directly managed" balance.
(3) Comprises the discount rate and risk margin components.
(4) Represents an aggregation of the tax expense or benefit associated with the specific country to which the pre-tax adjustment relates, calculated at the applicable jurisdictional tax rate.
(5) Represents the impact of the adjustments on the net earnings (loss) attributable to noncontrolling interests associated with the specific subsidiaries to which the adjustments relate.
*Non-GAAP measure.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 24

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

	Six Months Ended
	June 30, 2022				June 30, 2021
	Net (loss) earnings (1)	Opening equity (1)	(Adj) ROE	Annualized (Adj) ROE	Net (loss) earnings (1)	Opening equity (1)	(Adj) ROE	Annualized (Adj) ROE
	(in millions of U.S. dollars)
Net (loss) earnings/Opening equity/ROE/Annualized ROE (1)	$(775)	$5,586	(13.9)%	(27.7)%	$561	$6,164	9.1%	18.2%
Non-GAAP adjustments:
Net realized and unrealized losses on fixed maturity investments and funds held - directly managed / Net unrealized gains on fixed maturity investments and funds held - directly managed (2)	743	(89)			96	(560)
Change in fair value of insurance contracts for which we have elected the fair value option / Fair value of insurance contracts for which we have elected the fair value option (3)	(146)	(107)			(58)	(33)
Amortization of fair value adjustments / Fair value adjustments	7	(106)			8	(128)
Net gain on sales of subsidiaries	—				(15)
Tax effects of adjustments (4)	(4)				(13)
Adjustments attributable to noncontrolling interests (5)	(48)				12
Adjusted operating (loss) income/Adjusted opening equity/Adjusted ROE/Annualized adjusted ROE*	$(223)	$5,284	(4.2)%	(8.4)%	$591	$5,443	10.9%	21.7%
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
(5) Represents the impact of the adjustments on the net earnings (loss) attributable to noncontrolling interests associated with the specific subsidiaries to which the adjustments relate.
*Non-GAAP measure.

Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 25

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

The tables below present a reconciliation of PPD to Adjusted PPD* and Annualized RLE to Annualized Adjusted RLE*:

	Three Months Ended	As of			Three Months Ended
	June 30, 2022	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2022
	PPD	Net loss reserves	Net loss reserves	Average net loss reserves	Annualized RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/Annualized RLE	$79	$12,238	$10,962	$11,600	2.7%
Non-GAAP Adjustments:
Enhanzed Re	(1)	(147)	(150)	(149)
Legacy Underwriting	6	(140)	(142)	(141)
Net loss reserves - current period	—	(26)	(13)	(20)
Reduction in provisions for ULAE / Net ULAE provisions	(13)	(504)	(394)	(449)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	5	99	104	102
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	(48)	239	201	220
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	1	574	586	580
Adjusted PPD/Adjusted net loss reserves/Annualized Adjusted RLE*	$29	$12,333	$11,154	$11,743	1.0%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.

	Three Months Ended	As of			Three Months Ended
	June 30, 2021	June 30, 2021	March 31, 2021	June 30, 2021	June 30, 2021
	PPD	Net loss reserves	Net loss reserves	Average net loss reserves	Annualized RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/Annualized RLE	$10	$10,835	$9,215	$10,025	0.4%
Non-GAAP Adjustments:
Legacy Underwriting	4	(156)	(153)	(155)
Net loss reserves - current period	—	(91)	(48)	(70)
Reduction in provisions for ULAE / Net ULAE provisions	(18)	(410)	(396)	(403)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	6	120	125	123
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	17	91	109	100
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	5	584	599	592
Adjusted PPD/Adjusted net loss reserves/Annualized Adjusted RLE*	$24	$10,973	$9,451	$10,212	0.9%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 26

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

	Six Months Ended	As of			Six Months Ended
	June 30, 2022	June 30, 2022	December 31, 2021	June 30, 2022	June 30, 2022
	PPD	Net loss reserves	Net loss reserves	Average net loss reserves	Annualized RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/Annualized RLE	$222	$12,238	$11,555	$11,897	3.7%
Non-GAAP Adjustments:
Enhanzed Re	(29)	(147)	(181)	(164)
Legacy Underwriting	5	(140)	(153)	(147)
Net loss reserves - current period	—	(26)	—	(13)
Reduction in provisions for ULAE / Net ULAE provisions	(35)	(504)	(416)	(460)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	7	99	106	103
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	(146)	239	107	173
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	4	574	574	574
Adjusted PPD/Adjusted net loss reserves/Annualized Adjusted RLE*	$28	$12,333	$11,592	$11,963	0.5%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.

	Six Months Ended	As of			Six Months Ended
	June 30, 2021	June 30, 2021	December 31, 2020	June 30, 2021	June 30, 2021
	PPD	Net loss reserves	Net loss reserves	Average net loss reserves	Annualized RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/Annualized RLE	$120	$10,835	$8,544	$9,690	2.5%
Non-GAAP Adjustments:
Legacy Underwriting	(2)	(156)	(955)	(556)
Net loss reserves - current period	—	(91)	—	(46)
Reduction in provisions for ULAE / Net ULAE provisions	(32)	(410)	(334)	(372)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	8	120	128	124
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	(58)	91	33	62
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	14	584	615	600
Adjusted PPD/Adjusted net loss reserves/Annualized Adjusted RLE*	$50	$10,973	$8,031	$9,502	1.1%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 27

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

The tables below present a reconciliation of our Annualized TIR to our Annualized Adjusted TIR*:

	Three Months Ended
	June 30, 2022			June 30, 2021
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$84	$22	$106	$61	$15	$76
Net realized (losses) gains	(30)	(8)	(38)	5	1	6
Net unrealized (losses) gains	(379)	(212)	(591)	105	295	400
Earnings (losses) from equity method investments	—	1	1	—	(3)	(3)
TIR ($)	$(325)	$(197)	$(522)	$171	$308	$479

Non-GAAP adjustment:
Net realized and unrealized losses (gains) on fixed maturity investments and funds held-directly managed	409	—	409	(110)	—	(110)
Adjusted TIR ($)*	$84	$(197)	$(113)	$61	$308	$369

Total investments	$10,420	$5,407	$15,827	$10,713	$3,908	$14,621
Cash and cash equivalents, including restricted cash and cash equivalents	1,086	—	1,086	1,126	—	1,126
Funds held by reinsured companies	3,956	—	3,956	2,202	—	2,202
Net variable interest entity assets	—	—	—	1,202	1,018	2,220
Total investable assets	$15,462	$5,407	$20,869	$15,243	$4,926	$20,169

Average aggregate invested assets, at fair value (1)	14,208	5,618	19,826	13,434	5,742	19,176
Annualized TIR % (2)	(9.1)%	(14.0)%	(10.5)%	5.1%	21.5%	10.0%
Non-GAAP adjustment:
Net unrealized losses (gains) on fixed maturities, AFS investments included within AOCI and net unrealized losses (gains) on fixed maturities, trading instruments	1,246	—	1,246	(339)	—	(339)
Adjusted investable assets*	$16,708	$5,407	$22,115	$14,904	$4,926	$19,830

Adjusted average aggregate invested assets, at fair value* (3)	$15,093	$5,618	$20,711	$13,154	$5,742	$18,896
Annualized adjusted TIR %* (4)	2.2%	(14.0)%	(2.2)%	1.9%	21.5%	7.8%
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
*Non-GAAP measure.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 28

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

for

	Six Months Ended
	June 30, 2022			June 30, 2021
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$145	$41	$186	$109	$29	$138
Net realized (losses) gains	(65)	(10)	(75)	(7)	2	(5)
Net unrealized (losses) gains	(678)	(294)	(972)	(89)	479	390
Earnings from equity method investments	—	32	32	—	115	115
TIR ($)	$(598)	$(231)	$(829)	$13	$625	$638

Non-GAAP adjustment:
Net realized and unrealized losses on fixed maturity investments and funds held-directly managed	743	—	743	96	—	96
Adjusted TIR ($)*	$145	$(231)	$(86)	$109	$625	$734

Total investments	$10,420	$5,407	$15,827	$10,713	$3,908	$14,621
Cash and cash equivalents, including restricted cash and cash equivalents	1,086	—	1,086	1,126	—	1,126
Funds held by reinsured companies	3,956	—	3,956	2,202	—	2,202
Net variable interest entity assets	—	—	—	1,202	1,018	2,220
Total investable assets	$15,462	$5,407	$20,869	$15,243	$4,926	$20,169

Average aggregate invested assets, at fair value (1)	15,111	5,353	20,464	12,831	5,805	18,636
Annualized TIR % (2)	(7.9)%	(8.6)%	(8.1)%	0.2%	21.5%	6.8%
Non-GAAP adjustment:
Net unrealized losses (gains) on fixed maturities, AFS investments included within AOCI and net unrealized losses (gains) on fixed maturities, trading instruments	1,246	—	1,246	(339)	—	(339)
Adjusted investable assets*	$16,708	$5,407	$22,115	$14,904	$4,926	$19,830

Adjusted average aggregate invested assets, at fair value* (3)	$15,671	$5,353	$21,024	$12,455	$5,805	$18,260
Annualized adjusted TIR %* (4)	1.9%	(8.6)%	(0.8)%	1.8%	21.5%	8.0%
(1) This amount is a three period average of the total investable assets, as presented above, and is comprised of amounts disclosed in our quarterly and annual U.S. GAAP consolidated financial statements.
(2) Annualized TIR % is calculated by dividing the annualized TIR ($) by average aggregate invested assets, at fair value.
(3) This amount is a three period average of the adjusted investable assets*, as presented above.
(4) Annualized adjusted TIR %* is calculated by dividing the annualized adjusted TIR* ($) by adjusted average aggregate invested assets, at fair value*.
*Non-GAAP measure.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 29

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

The below tables present a reconciliation of our total investable assets from the consolidated balance sheet view in accordance with GAAP to management's non-GAAP view of the underlying economic exposure:

Consolidated Balance Sheet View	June 30, 2022	Exchange traded funds backed by fixed income securities	Bonds, CLO equities and private credit held in equity format	Equities, private equity, privately held equity, and real estate held in fund format	CLO equity funds	Other assets and liabilities in funds held format	Private equities in infrastructure format	Cash held in fund format	June 30, 2022	Management's View of Underlying Economic Exposure
	(in millions of U.S. dollars)
Short-term and fixed maturity investments, trading and AFS and funds held - directly managed, excluding other assets	$10,374								$10,374	Fixed maturities
Other assets included within funds held - directly managed	46					(46)			—
Equities	1,776	(562)	(117)	86					1,183	Equities*
Other Investments:
Hedge funds	447								447	Hedge funds
Fixed income funds	609	562	58	68					1,297	Bond/loan funds*
Equity funds	3			(3)					—
Private equity funds	1,240			(295)			(13)	(306)	626	Private equity funds*
CLO equities	144		27		213				384	CLO equities*
CLO equity funds	213				(213)				—
Private credit funds	318		32	95					445	Private credit*
Real estate debt fund	151			49					200	Real estate*
	—						13		13	Infrastructure*
Total	3,125								3,412
Equity method investments	506								506	Equity method investments
Total investments	15,827								15,475
Cash and cash equivalents (including restricted cash)	1,086							306	1,392	Cash and cash equivalents (including restricted cash)
Funds held by reinsured companies	3,956					46			4,002	Funds held*
Total investable assets	$20,869								$20,869	Total investable assets
*Non-GAAP financial measure.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 30

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

Consolidated Balance Sheet View	December 31, 2021	Exchange traded funds backed by fixed income securities	Bonds, CLO equities and private debt held in equity format	Equities, privately held equity, private credit and real estate held in fund format	CLO equity funds	Other assets and liabilities in funds held format	December 31, 2021	Management's View of Underlying Economic Exposure
	(in millions of U.S. dollars)
Short-term and fixed maturity investments, trading and AFS and funds held - directly managed, excluding other assets	$12,254						$12,254	Fixed maturities
Other assets included within funds held - directly managed	201					(201)	—
Equities	1,995	(969)	(121)	(3)			902	Equities*
Other Investments:
Hedge funds	291						291	Hedge funds
Fixed income funds	573	969	64				1,606	Bond/loan funds*
Equity funds	5			(5)			—
Private equity funds	752			(110)			642	Private equity funds*
CLO equities	161		32		207		400	CLO equities*
CLO equity funds	207				(207)		—
Private credit funds	275		25	85			385	Private credit*
Real estate debt fund	69			33			102	Real estate*
Total	2,333						3,426
Equity method investments	493						493	Equity method investments
Total investments	17,276						17,075
Cash and cash equivalents (including restricted cash)	2,092						2,092	Cash and cash equivalents (including restricted cash)
Funds held by reinsured companies	2,340					201	2,541	Funds held*
Total investable assets	$21,708						$21,708	Total investable assets
*Non-GAAP financial measure.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 31

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
The following tables provide the calculation of our Annualized TIR by segment:

	Three Months Ended
	June 30, 2022			June 30, 2021
	Investments	Legacy Underwriting	Total	Investments	Legacy Underwriting	Total
	(in millions of U.S. dollars)
Net investment income:
Fixed income securities	$85	$1	$86	$87	$—	$87
Cash and restricted cash	1	1	2	—	—	—
Other investments, including equities	22	—	22	15	—	15
Less: Investment expenses	(4)	—	(4)	(26)	—	(26)
Net investment income	$104	$2	$106	$76	$—	$76
Net realized losses:
Fixed income securities	$(30)	$—	$(30)	$5	$—	$5
Other investments, including equities	(8)	—	(8)	1	—	1
Net realized losses	$(38)	$—	$(38)	$6	$—	$6
Net unrealized losses:
Fixed income securities, trading	(377)	(2)	(379)	105	—	105
Other investments, including equities	(212)	—	(212)	295	—	295
Net unrealized losses	$(589)	$(2)	$(591)	$400	$—	$400
Earnings (losses) from equity method investments	1	—	1	(3)	—	(3)
TIR ($)	$(522)	$—	$(522)	$479	$—	$479

Fixed maturity and short-term investments, trading and AFS and funds held - directly managed	$10,220	$154	$10,374	$10,537	$167	$10,704
Other assets included within funds held - directly managed	46	—	46	9	—	9
Equities	1,776	—	1,776	1,158	—	1,158
Other investments	3,115	10	3,125	1,802	12	1,814
Equity method investments	506	—	506	936	—	936
Total investments	$15,663	$164	$15,827	$14,442	$179	$14,621
Cash and cash equivalents, including restricted cash and cash equivalents	1,054	32	1,086	1,097	29	1,126
Funds held by reinsured companies	3,930	26	3,956	2,170	32	2,202
Net variable interest entity assets	—	—	—	2,220	—	2,220
Total investable assets	$20,647	$222	$20,869	$19,929	$240	$20,169

Average aggregate invested assets, at fair value (1)	$19,619	$207	$19,826	$18,940	$236	$19,176
Annualized TIR % (2)	(10.6)%	—%	(10.5)%	10.1%	—%	10.0%

Annualized income from fixed income assets (3)	344	8	352	348	—	348
Average aggregate fixed income assets, at cost (3)(4)	14,975	203	15,178	12,894	221	13,115
Annualized Investment book yield (5)	2.30%	3.94%	2.32%	2.70%	—%	2.65%
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
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 32

Item 2 | Management's Discussion and Analysis | Other Financial Measures

	Six Months Ended
	June 30, 2022			June 30, 2021
	Investments	Legacy Underwriting	Total	Investments	Legacy Underwriting	Total
	(in millions of U.S. dollars)
Net investment income:
Fixed income securities	$153	$5	$158	$138	$1	$139
Cash and restricted cash	1	1	2	—	—	—
Other investments, including equities	41	—	41	29	—	29
Less: Investment expenses	(15)	—	(15)	(30)	—	(30)
Net investment income	$180	$6	$186	$137	$1	$138
Net realized losses:
Fixed income securities	$(65)	$—	$(65)	$(6)	$(1)	$(7)
Other investments, including equities	(10)	—	(10)	2	—	2
Net realized losses	$(75)	$—	$(75)	$(4)	$(1)	$(5)
Net unrealized losses:
Fixed income securities, trading	(670)	(8)	(678)	(89)	—	(89)
Other investments, including equities	(294)	—	(294)	479	—	479
Net unrealized losses	$(964)	$(8)	$(972)	$390	$—	$390
Earnings from equity method investments	32	—	32	115	—	115
TIR ($)	$(827)	$(2)	$(829)	$638	$—	$638

Fixed maturity and short-term investments, trading and AFS and funds held - directly managed	$10,220	$154	$10,374	$10,537	$167	$10,704
Other assets included within funds held - directly managed	46	—	46	9	—	9
Equities	1,776	—	1,776	1,158	—	1,158
Other investments	3,115	10	3,125	1,802	12	1,814
Equity method investments	506	—	506	936	—	936
Total investments	$15,663	$164	$15,827	$14,442	$179	$14,621
Cash and cash equivalents, including restricted cash and cash equivalents	1,054	32	1,086	1,097	29	1,126
Funds held by reinsured companies	3,930	26	3,956	2,170	32	2,202
Net variable interest entity assets	—	—	—	2,220	—	2,220
Total investable assets	$20,647	$222	$20,869	$19,929	$240	$20,169

Average aggregate invested assets, at fair value (1)	$20,240	$224	$20,464	$18,396	$240	$18,636
Annualized TIR % (2)	(8.2)%	(1.8)%	(8.1)%	6.9%	—%	6.8%

Annualized income from fixed income assets (3)	308	12	320	276	2	278
Average aggregate fixed income assets, at cost (3)(4)	15,509	216	15,725	12,186	224	12,410
Annualized Investment book yield (5)	1.99%	5.56%	2.03%	2.26%	0.89%	2.24%
(1) This amount is a three period average of the total investable assets, as presented above, and is comprised of amounts disclosed in our quarterly and annual U.S. GAAP consolidated financial statements.
(2) Annualized total investment return % is calculated by dividing the annualized total investment return ($) by average aggregate invested assets, at fair value.
(3) Fixed income assets include fixed income securities and cash and restricted cash, and funds held by reinsured companies.
(4) These amounts are a three period average of the amounts disclosed in our quarterly and annual U.S. GAAP consolidated financial statements.
(5) Annualized investment book yield % is calculated by dividing the annualized income from fixed income assets by average aggregate fixed income assets, at cost.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 33

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment

Results of Operations by Segment - For the Three and Six Months Ended June 30, 2022 and 2021

Our business is organized into four reportable segments: (i) Run-off; (ii) Enhanzed Re; (iii) Investments; and (iv) Legacy Underwriting. In addition, our corporate and other activities, which do not qualify as an operating segment, include income and expense items that are not directly attributable to our reportable segments.
The following is a discussion of our results of operations by segment.
Run-off Segment

The following is a discussion and analysis of the results of operations for our Run-off segment.

	Three Months Ended			Six Months Ended
	June 30,		$ Change	June 30,		$ Change
	2022	2021		2022	2021
INCOME	(in millions of U.S. dollars)
Net premiums earned	$9	$42	$(33)	$26	$115	$(89)
Other income:
Reduction in estimates of net ultimate defendant A&E liabilities - prior periods	1	5	(4)	4	14	(10)
Reduction in estimated future defendant A&E expenses	1	—	1	1	3	(2)
All other income	5	9	(4)	12	19	(7)
Total other income	7	14	(7)	17	36	(19)
Total income	16	56	(40)	43	151	(108)

EXPENSES
Net incurred losses and LAE:
Current period	14	42	(28)	25	86	(61)
Prior periods:
Reduction in estimates of net ultimate losses	(108)	(42)	(66)	(137)	(67)	(70)
Reduction in provisions for ULAE	(13)	(17)	4	(34)	(31)	(3)
Total prior periods	(121)	(59)	(62)	(171)	(98)	(73)
Total net incurred losses and LAE	(107)	(17)	(90)	(146)	(12)	(134)
Acquisition costs	9	—	9	17	29	(12)
General and administrative expenses (1)	36	64	(28)	75	92	(17)
Total expenses	(62)	47	(109)	(54)	109	(163)

SEGMENT NET EARNINGS	$78	$9	$69	$97	$42	$55
(1) Second quarter 2021 results include incremental expenses attributable to the first quarter 2021 general and administrative expenses following a refinement made to the allocation of expenses in the second quarter of 2021, which increased the general and administrative expenses of the Run-off segment for the three months ended June 30, 2021 by $16 million.

Overall Results
Three and Six Months Ended June 30, 2022 versus 2021: Net earnings from our Run-off segment increased by $69 million and $55 million, respectively, primarily due to:
•A $62 million and $73 million increase in favorable PPD for the three and six months ended June 30, 2022, respectively, driven by a $66 million and $70 million increase in the reduction in estimates of net ultimate losses, respectively, primarily due to favorable loss activity in the professional indemnity/directors and officers and workers’ compensation lines of business; and
•A decrease in general and administrative expenses of $28 million and $17 million, respectively. Excluding the impact of the refinement made to the allocation of expenses in the second quarter of 2021 as described above,
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 34

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Run-off Segment

these decreases were primarily driven by lower salaries and benefits due to reductions in head count and long-term incentive plan costs and decreases in professional fees for the three and six months ended June 30, 2022; partially offset by
•Reductions in net premiums earned that were greater than the reductions in current period net incurred losses and LAE for the three and six months ended June 30, 2022, following our exit of our StarStone International business beginning in 2020; and
•A reduction in other income of $7 million and $19 million, respectively, primarily driven by lower favorable prior period development related to our defendant A&E liabilities for the three and six months ended June 30, 2022.

Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 35

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

	Three Months Ended	Six Months Ended
	June 30, 2022
INCOME	(in millions of U.S. dollars)
Net premiums earned	$1	$15
Total income	1	15

EXPENSES
Net incurred losses and LAE:
Current period	—	—
Prior periods:
Reduction in estimates of net ultimate losses	(1)	(29)
Reduction in provisions for unallocated LAE	1	—
Total prior periods	—	(29)
Total net incurred losses and LAE	—	(29)
Policyholder benefit expenses	6	18
General and administrative expenses	2	4
Total expenses	8	(7)

SEGMENT NET (LOSS) EARNINGS	$(7)	$22

Overall Results
Three Months Ended June 30, 2022: Net loss from our Enhanzed Re segment was primarily driven by policyholder benefit expenses.
Six Months Ended June 30, 2022: Net earnings from our Enhanzed Re segment was primarily driven by:
•Favorable PPD of $29 million, primarily due favorable claim activity on catastrophe business; partially offset by
•Policyholder benefit expenses that were only partially offset by net premiums earned on the life reinsurance business and in-force catastrophe reinsurance treaties.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 36

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Investment Segment

Investments Segment

The following is a discussion and analysis of the results of operations for our Investments segment.

	Three Months Ended			Six Months Ended
	June 30,		$ Change	June 30,		$ Change
	2022	2021		2022	2021
	(in millions of U.S. dollars)
INCOME
Net investment income:
Fixed income securities	$85	$87	$(2)	$153	$138	$15
Cash and restricted cash	1	—	1	1	—	1
Other investments, including equities	22	15	7	41	29	12
Less: Investment expenses	(4)	(26)	22	(15)	(30)	15
Total net investment income	104	76	28	180	137	43
Net realized (losses) gains:
Fixed income securities	(30)	5	(35)	(65)	(6)	(59)
Other investments, including equities	(8)	1	(9)	(10)	2	(12)
Net realized (losses) gains:	(38)	6	(44)	(75)	(4)	(71)
Net unrealized (losses) gains:
Fixed income securities	(377)	105	(482)	(670)	(89)	(581)
Other investments, including equities	(212)	295	(507)	(294)	479	(773)
Total net unrealized (losses) gains:	(589)	400	(989)	(964)	390	(1,354)
Total income	(523)	482	(1,005)	(859)	523	(1,382)

EXPENSES
General and administrative expenses (1)	10	13	(3)	19	16	3
Total expenses	10	13	(3)	19	16	3

Earnings (losses) from equity method investments	1	(3)	4	32	115	(83)

SEGMENT NET (LOSS) EARNINGS	$(532)	$466	$(998)	$(846)	$622	$(1,468)
(1) Second quarter 2021 results include incremental expenses attributable to the first quarter 2021 general and administrative expenses following a refinement made to the allocation of expenses in the second quarter of 2021, which increased the general and administrative expenses of the Investments segment for the three months ended June 30, 2021 by $3 million.
Overall Results
Three and Six Months Ended June 30, 2022 versus 2021: Net loss from our Investments segment was $532 million and $846 million for the three and six months ended June 30, 2022, respectively, compared to net earnings of $466 million and $622 million for the three and six months ended June 30, 2021, respectively. The unfavorable movements of $998 million and $1.5 billion, respectively, were primarily due to:
•net realized and unrealized losses on our fixed income securities of $407 million and $735 million, respectively, driven by rising interest rates and widening credit spreads, in comparison to net gains of $110 million and net losses of $95 million, respectively, in the comparative periods;
•net realized and unrealized losses on our other investments, including equities, of $220 million and $304 million, respectively, in comparison to net gains of $296 million and $481 million, respectively, in the comparative periods, primarily driven by underperformance of our fixed income funds, public equities and CLO equities as a result of significant volatility in global equity markets and widening high yield credit spreads. The results were partially offset by gains on our private equity funds, private credit funds and real estate funds, which are typically recorded on a one quarter lag, and net gains on our hedge funds for the three months ended June 30, 2022 as a result of exposure to Chinese equities; and
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 37

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Investment Segment

•an $83 million decrease in earnings from equity method investments for the six months ended June 30, 2022, largely due to our acquisition of the controlling interest in Enhanzed Re, effective September 1, 2021 (consolidated net loss from Enhanzed Re was $95 million for the six months ended June 30, 2022). Prior to that date, the results of Enhanzed Re were recorded in earnings from equity method investments within the Investments segment; partially offset by:
•increases in our net investment income of $28 million and $43 million, respectively, which is primarily due to an increase in our average aggregate fixed income assets due to new business during the past year and the reinvestment of fixed maturities at higher yields.
Net investment losses recognized on the fixed income securities that support our Enhanzed Re life reinsurance business for the three and six months ended June 30, 2022 were $109 million and $128 million, respectively.

Total Investments
Fixed income securities
Refer to the below tables for the fair value, duration, and credit rating of our fixed income securities by business:

	June 30, 2022
	Run-off				Enhanzed Re (1)				Total	Total %
	Fair Value	%	Duration (years) (2)	Credit Rating (2)	Fair Value	%	Duration (years) (2)	Credit Rating (2)
	(in millions of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and AFS and funds held - directly managed
U.S. government & agency	$600	5.9%	5.8	AAA	$—	—%	n/a	n/a	$600	5.9%
U.K. government	74	0.7%	10.8	AA-	—	—%	n/a	n/a	74	0.7%
Other government	296	2.9%	6.0	AA	186	1.8%	11.6	BBB+	482	4.7%
Corporate	5,494	53.8%	5.7	BBB+	253	2.5%	7.4	BBB+	5,747	56.3%
Municipal	223	2.2%	8.6	AA-	—	—%	n/a	n/a	223	2.2%
Residential mortgage-backed	473	4.6%	4.7	AA+	—	—%	n/a	n/a	473	4.6%
Commercial mortgage-backed	982	9.6%	2.9	AA	—	—%	n/a	n/a	982	9.6%
Asset-backed	781	7.6%	0.3	AA-	—	—%	n/a	n/a	781	7.6%
Structured products	—	—%	n/a	n/a	858	8.4%	17.9	A	858	8.4%
	$8,923	87.3%	5.0	A	$1,297	12.7%	14.9	A-	$10,220	100.0%
(1) Investments under the Enhanzed Re caption comprise those that support our life reinsurance business.
(2) The duration and the average credit ratings calculation includes short-term investments, fixed maturities and the fixed maturities within our funds held-directly managed portfolios.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 38

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Investment Segment

	December 31, 2021
	Run-off				Enhanzed Re (1)
	Fair Value	%	Duration (years) (2)	Credit Rating (2)	Fair Value	%	Duration (years) (2)	Credit Rating (2)	Total	Total %
	(in millions of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and AFS and funds held - directly managed
U.S. government & agency	$737	6.1%	6.4	AAA	$—	—%	n/a	n/a	$737	6.1%
U.K. government	82	0.7%	9.8	AA-	—	—%	n/a	n/a	82	0.7%
Other government	387	3.2%	6.8	AA	228	1.9%	12.1	BBB	615	5.1%
Corporate	6,532	54.1%	6.4	A-	193	1.6%	6.7	A-	6,725	55.7%
Municipal	272	2.3%	9.2	AA-	—	—%	n/a	n/a	272	2.3%
Residential mortgage-backed	597	4.9%	2.8	AA+	—	—%	n/a	n/a	597	4.9%
Commercial mortgage-backed	1,074	8.9%	3.1	AA+	—	—%	n/a	n/a	1,074	8.9%
Asset-backed	937	7.8%	0.3	AA-	—	—%	n/a	n/a	937	7.8%
Structured products	—	—%	n/a	n/a	1,033	8.5%	19.2	A-	1,033	8.5%
Total	$10,618	88.0%	5.4	A	1,454	12.0%	16.4	A-	$12,072	100.0%
(1) Investments under the Enhanzed Re caption comprise those that support our life reinsurance business.
(2) The duration and the average credit ratings calculation includes short-term investments, fixed maturities and the fixed maturities within our funds held-directly managed portfolios.
The overall decrease in the balance of our fixed income securities of $1.9 billion for the six months ended June 30, 2022 was primarily driven by the recognition of net unrealized losses on our fixed income securities and assets used to support net paid losses during the period.
The change in the corporate average credit rating for the Run-off portfolio from A- as of December 31, 2021 to BBB+ as of June 30, 2022 was driven by the redeployment of a portion of the InRe Fund redemptions to higher-yielding fixed income securities in the period.
Other investments, including equities
Refer to the below table for the composition of our other investments, including equities:

	June 30, 2022	December 31, 2021
	(in millions of U.S. dollars)
Equities
Publicly traded equities	$420	$281
Exchange-traded funds	995	1,342
Privately held equities	361	372
Total	1,776	1,995

Other investments
Hedge funds	447	291
Fixed income funds	599	559
Equity funds	3	5
Private equity funds	1,240	752
CLO equities	144	161
CLO equity funds	213	207
Private credit funds	318	275
Real estate debt fund	151	69
Total	$3,115	$2,319
Our equities decreased by $219 million and other investments increased by $796 million from December 31, 2021 to June 30, 2022, primarily due to the redeployment of a portion of the InRe Fund redemptions into various non-core asset strategies. The balances of both equities and other investments were negatively impacted by the recognition of net unrealized losses during the period.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 39

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Investment Segment

Equity Method Investments
Refer to the below table for a summary of our equity method investments, which does not include those investments we have elected to measure under the fair value option:

			Three Months Ended	Six Months Ended			Three Months Ended	Six Months Ended
	June 30, 2022		June 30, 2022		December 31, 2021		June 30, 2021
	Ownership %	Carrying Value	Earnings from equity method investments		Ownership %	Carrying Value	Earnings (losses) from Equity Method Investments
	(in millions of U.S. dollars)
Enhanzed Re	—%	$—	$—	$—	—%	$—	$(1)	$104
Citco (1)	31.9%	57	1	2	31.9%	56	—	1
Monument Re (2)	20.0%	208	7	31	20.0%	194	2	17
Core Specialty	19.9%	224	(7)	(1)	24.7%	225	(4)	(7)
Other	27.0%	17	—	—	27.0%	18	—	—
		$506	$1	$32		$493	$(3)	$115
(1) We own 31.9% of the common shares in HH CTCO Holdings Limited, which in turn owns 15.4% of the convertible preferred shares, amounting to a 6.2% interest in the total equity of Citco III Limited ("Citco").
(2) We own 20.0% of the common shares in Monument Re as well as preferred shares which have a fixed dividend yield and whose balance is included in the Investment amount.
The carrying value of our equity method investments increased from December 31, 2021 as a result of recognizing $32 million in earnings from equity method investments for the six months ended June 30, 2022, partially offset by unfavorable cumulative translation adjustments of $18 million due to the strengthening of the US dollar against the Euro. This net increase was primarily driven by our investment in Monument Re whose reporting currency is the Euro.
Overall, the earnings from equity method investments decreased for the six months ended June 30, 2022 in comparison to the comparative period largely due to our acquisition of the controlling interest in Enhanzed Re, effective September 1, 2021 (consolidated net loss from Enhanzed Re was $95 million for the six months ended June 30, 2022). This decrease was partially offset by an increase in earnings from Monument Re for the six months ended June 30, 2022.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 40

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Legacy Underwriting Segment

Legacy Underwriting Segment

The following is a discussion and analysis of the results of operations for our Legacy Underwriting segment.

	Three Months Ended			Six Months Ended
	June 30,		$ Change	June 30,		$ Change
	2022	2021		2022	2021
INCOME	(in millions of U.S. dollars)
Net premiums earned	$4	$17	$(13)	$7	$37	$(30)
Net investment income	2	—	2	6	1	5
Net realized losses	—	—	—	—	(1)	1
Net unrealized losses	(2)	—	(2)	(8)	—	(8)
Other income (expense)	2	(2)	4	3	(9)	12
Total income	6	15	(9)	8	28	(20)

EXPENSES
Net incurred losses and LAE:
Current period	(1)	8	(9)	1	18	(17)
Prior periods	5	3	2	4	(3)	7
Total net incurred losses and LAE	4	11	(7)	5	15	(10)
Acquisition costs	3	5	(2)	3	10	(7)
General and administrative expenses	(1)	1	(2)	—	3	(3)
Total expenses	6	17	(11)	8	28	(20)

SEGMENT NET (LOSS) EARNINGS	$—	$(2)	$2	$—	$—	$—
Overall Results
Three and Six Months Ended June 30, 2022 versus 2021:
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

Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 41

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Corporate and Other

Corporate and Other

The following is a discussion and analysis of our results of operations for our corporate and other activities.

	Three Months Ended			Six Months Ended
	June 30,		$ Change	June 30,		$ Change
	2022	2021		2022	2021
INCOME	(in millions of U.S. dollars)
Other income (expense):
Amortization of fair value adjustments (1)	$(4)	$(5)	$1	$(5)	$(10)	$5
All other income	18	(1)	19	22	(1)	23
Total other income (expense)	14	(6)	20	17	(11)	28
Net gain on sales of subsidiaries	—	—	—	—	15	(15)
Total income	14	(6)	20	17	4	13

EXPENSES
Net incurred losses and LAE - prior periods:
Amortization of DCAs (2)	80	23	57	113	31	82
Amortization of fair value adjustments	5	6	(1)	7	8	(1)
Changes in fair value - fair value option (3)	(48)	17	(65)	(146)	(58)	(88)
Total net incurred losses and LAE - prior periods (2)	37	46	(9)	(26)	(19)	(7)
General and administrative expenses (4)	36	15	21	70	65	5
Total expenses	73	61	12	44	46	(2)

Interest expense	(23)	(17)	(6)	(48)	(33)	(15)
Net foreign exchange gains	13	10	3	10	7	3
Income tax benefit (expense)	4	(9)	13	4	(3)	7
Net loss (earnings) attributable to noncontrolling interests	42	(3)	45	31	(14)	45
Dividends on preferred shares	(9)	(9)	—	(18)	(18)	—

NET LOSS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(32)	$(95)	$63	$(48)	$(103)	$55
(1) Amortization of fair value adjustments relates to the acquisition of DCo LLC and Morse TEC LLC.
(2) The three and six months ended June 30, 2022 included accelerated amortization of $72 million and $96 million, respectively, corresponding to increased favorable PPD on net ultimate liabilities recorded in our Run-off segment. The three and six months ended June 30, 2021 included accelerated amortization of $11 million corresponding to increased favorable PPD on net ultimate liabilities recorded in our Run-off segment.
(3) Comprises the discount rate and risk margin components.
(4) Second quarter 2021 results include incremental expenses attributable to the first quarter 2021 general and administrative expenses following a refinement made to the allocation of expenses in the second quarter of 2021, which decreased the general and administrative expenses of our corporate and other activities for the three months ended June 30, 2021 by $19 million.
Overall Results
Three Months Ended June 30, 2022 versus 2021: Net loss from our corporate and other activities decreased by $63 million for the three months ended June 30, 2022 compared to 2021, primarily due to:
•The attribution of net losses to noncontrolling interests of $42 million in the current quarter in comparison to the attribution of net earnings of $3 million in the comparative quarter, as a result of net losses sustained in 2022 for those companies where there is a noncontrolling interests; and
•Other income of $14 million in the current quarter in comparison to other expense of $6 million in the comparative quarter, a favorable change of $20 million; partially offset by
•An increase in general and administrative expenses of $21 million; and
•A reduction in adverse PPD of $9 million in the current quarter, primarily driven by:
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 42

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Corporate and Other

◦A $65 million increase in the favorable change in the value of the fair value option related to liabilities on our assumed retroactive reinsurance agreements for which we have elected the fair value option due to increases in interest rates; partially offset by
◦A $57 million increase in the amortization of DCAs due to favorable PPD on recent acquisition years.
Six Months Ended June 30, 2022 versus 2021: Net loss from our corporate and other activities decreased by $55 million for the six months ended June 30, 2022 compared to 2021, primarily due to:
•The attribution of net losses to noncontrolling interests of $31 million in the current period in comparison to the attribution of net earnings of $14 million in the comparative quarter, as a result of net losses sustained in 2022 for those companies where there is a noncontrolling interests;
•Other income of $17 million in the current period in comparison to other expense of $11 million in the comparative quarter, a favorable change of $28 million; and
•An increase in favorable PPD of $7 million in the current quarter primarily driven by:
◦An $88 million increase in the favorable change in the value of the fair value option related to liabilities on our assumed retroactive reinsurance agreements for which we have elected the fair value option due to increases in interest rates; partially offset by
◦An $82 million increase in the amortization of DCAs due to favorable PPD on recent acquisition years.
•The above movements were partially offset by a reduction in net gain on sales of subsidiaries in the current quarter of $15 million, with 2021 primarily driven by a $23 million gain on sale of SUL; and
•An increase in interest expense of $15 million, primarily due to the issuance of the 2031 Senior Notes in August 2021 and the 2042 Junior Subordinated Notes in January 2022.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 43

Item 2 | Management's Discussion and Analysis | Current Outlook

Current Outlook

Run-off Outlook

Transactions
On August 8, 2022, we executed an LPT agreement with a wholly owned subsidiary of Argo Group International Holdings, Ltd. (“Argo”) covering a number of its U.S. casualty insurance portfolios, with a policy limit of $1.1 billion. The closing of the transaction is subject to regulatory approval and other closing conditions which we expect to be completed in the second half of 2022.
We continue to evaluate transactions in our active pipeline including LPTs, ADCs, and other transaction types including acquisitions, and seek opportunities to execute on creative and accretive transactions by offering innovative capital release solutions that enable our clients to meet their capital and risk management objectives. Should we execute additional transactions, our mix of loss reserves by line of business, asset mix and both rate and timing of earnings may be impacted in the medium term.
We are also developing and evaluating the feasibility of initiatives to optimize our future return and capital position, including restructuring initiatives for some of the older loss portfolios that we have carried for a number of years.
Seasonality
We complete most of our annual loss reserve studies in the third and fourth quarters of each year and, as a result, tend to record the largest movements, both favorable and adverse, to net incurred losses and LAE in these periods.
In the interim periods where a reserve study has not been completed, we perform quarterly reviews to ascertain whether changes to claims paid or case reserves have varied from our expectations developed during the last annual reserve review. In this event, we consider the timing and magnitude of the actual versus expected development, and we may record an interim adjustment to our recorded reserves if, and when warranted.
Enhanzed Re
As part of our strategic review of Enhanzed Re, we evaluated the current marketplace offerings and the strategic position of Enhanzed Re to take advantage of future opportunities and have concluded that we will not be seeking new life business portfolios for the Enhanzed Re platform.
In the second quarter of 2022, we redeemed $490 million from Enhanzed Re’s investment portfolio and distributed $200 million of dividends to its shareholders (of which we retained our 75.1% share), which will be reflected in our third quarter results.
Investment Outlook

Global financial markets will remain, in our view, volatile for the remainder of 2022 as a result of inflationary pressures, the current tightening and anticipation of future monetary policy by central banks, ongoing supply chain disruptions, geopolitical events and the lingering effects of the pandemic.
To date, we have recognized significant unrealized losses on our fixed income investments, a trend that will continue in the event of further interest rate rises and credit spread widening. However, elevated interest rates represent an opportunity for us in the medium to long term, notably;
•We hold 17% of our portfolio in individual securities and funds that have floating interest rates which, should interest rates remain elevated, we expect to be accretive to future investment income book yields and unrealized gains for fund investments.
•Higher interest rates also provide us with the opportunity to reinvest at higher yields as our securities mature or as we invest premium received from new business.
•Lastly, as we generally aim to maintain fixed income securities that are shorter or of equivalent duration to the timing of our estimated payments for losses and LAE, we expect unrealized losses to be recouped as our fixed maturity assets get closer to their maturity and the prices pull to par.
Global equity markets are expected to remain turbulent in the second half of 2022 and this, combined with our reporting lag on certain investments, will impact the valuation of our non-core risk investments.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 44

Item 2 | Management's Discussion and Analysis | Current Outlook

However, we remain committed to our strategic asset allocation investment strategy and expect our other investments, including equities, to provide higher risk adjusted returns and diversification benefits over the medium to long term. In addition, we continue to seek investment opportunities that have inflationary pass-through components, including investments in private credit, real estate, and infrastructure asset classes.
Inflation

We continue to monitor the inflationary impacts resulting from pandemic-related government stimulus, supply-demand imbalances, and labor force and supply chain disruptions, on our loss cost trends.
Our Run-off net loss reserves primarily consist of general casualty, workers’ compensation and asbestos lines of business which, as long tailed lines of business, have not, so far, been significantly impacted by ongoing inflationary pressures in comparison to other lines of business such as property and auto lines. The limited impact of inflation on our loss cost trends reflects a combination of the opportunity we have to re-price seasoned books of business and our claims management model that seeks to settle claims in an efficient and responsive manner to protect and mitigate the impact to us from adverse outcomes and social inflation. We continue to monitor claims in difficult legislative districts, seek to actively settle claims and monitor for reserving adequacy.
Global economic policy responses to inflation have led to increases in interest rates, which, in the short term, have had a significant impact on our investments, in particular our fixed maturity securities. Any further rise in interest rates will have further negative impacts on our fixed income investments. Anticipations of economic downturn will further negatively impact our non-core investments. We continue to monitor liquidity, capital and potential earnings impact of these changes but remain focused on medium to long term asset allocation decisions.
Inflation may also result in increased wage pressures underlying our operating expenses, as we remain focused on being a competitive employer in our market.
Russian Invasion of Ukraine

The Russian invasion of Ukraine and the resulting impact on global commodity markets has increased commodity inflation rates, disrupted supply chains and generated significant insurance losses. In response, many countries have established comprehensive sanctions regimes and geopolitical tension between NATO and Russia has increased.
To quantify our exposure, we have performed an analysis of, and continue to monitor, our direct investment and underwriting risks, our acquisition pipeline and the potential for operational disruption (including disruption via our third party service providers). We have concluded that we have no significant direct impacts from this event. We continue to monitor for, and respond to, all changes in the global sanctions regime, updating our procedures accordingly.

Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 45

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

Liquidity and Capital Resources

Overview

We aim to generate cash flows from our (re)insurance operations and investments, preserve sufficient capital for future acquisitions and new business, and develop relationships with lenders who provide borrowing capacity at competitive rates.
Our capital resources as of June 30, 2022 included ordinary shareholders' equity of $4.2 billion, preferred equity of $510 million, noncontrolling interests of $193 million, redeemable noncontrolling interests of $174 million, and debt obligations of $1.9 billion. Based on our current loss reserves2 and investment positions, we believe we are well capitalized.
The following table details our capital position:

	June 30, 2022	December 31, 2021	$ Change
	(in millions of U.S. dollars)
Ordinary shareholders' equity	$4,183	$5,586	$(1,403)
Series D and E Preferred Shares	510	510	—
Total Enstar shareholders' equity	4,693	6,096	(1,403)
Noncontrolling interests	193	230	(37)
Total shareholders' equity	4,886	6,326	(1,440)
Debt obligations	1,905	1,691	214
Redeemable noncontrolling interests	174	179	(5)
Total capitalization	$6,965	$8,196	$(1,231)
Total capitalization attributable to Enstar	$6,598	$7,787	$(1,189)
Debt to total capitalization	27.4%	20.6%
Debt and Series D and E Preferred Shares to total capitalization	34.7%	26.9%
Debt to total capitalization attributable to Enstar	28.9%	21.7%
Debt and Series D and E Preferred Shares to total capitalization attributable to Enstar	36.6%	28.3%
For purposes of the financial covenants in our credit facilities, total debt excludes any portion of hybrid capital (defined as our Series D and E Preferred Shares and Subordinated Notes) that is less than 15% of total capital attributable to Enstar. As of June 30, 2022 our hybrid capital made up 21.6% of the total capital attributable to Enstar and we were in compliance with our debt covenants.
As of June 30, 2022, we had $785 million of cash and cash equivalents, excluding restricted cash, that supports (re)insurance operations, and included in this amount was $325 million held by our foreign subsidiaries outside of Bermuda.
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
Based on existing tax laws, regulations and our current intentions, there were no accruals as of June 30, 2022 for any material withholding taxes on dividends or other distributions.
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
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 46

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

Note 11 to our unaudited condensed consolidated financial statements. We may re-evaluate this strategy from time to time based on overall market conditions and other factors.
We have 16,000 Series D Preferred Shares with an aggregate liquidation value of $400 million and 4,400 Series E Preferred Shares with an aggregate liquidation value of $110 million. The dividends on both Series of Preferred Shares are non-cumulative and may be paid quarterly in arrears, only when, as and if declared.
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
We use cash to fund new acquisitions of companies. We also utilize cash for our operating expenses associated with being a public company and to pay dividends on our preferred shares and interest and principal on loans from subsidiaries and debt obligations, including loans under our credit facilities, our Senior Notes, our Junior Subordinated Notes and Enhanzed Re’s 2031 Subordinated Notes (together with the Junior Subordinated Notes, the "Subordinated Notes").
Under the eligible capital rules of the Bermuda Monetary Authority (“BMA”), the Senior Notes qualify as Tier 3 capital and the Preferred Shares and Subordinated Notes qualify as Tier 2 capital when considering the Bermuda Solvency Capital Requirements (“BSCR”).
We may, from time to time, raise capital from the issuance of equity, debt or other securities as we continuously evaluate our strategic opportunities. We filed an automatic shelf registration statement in August 2020 with the SEC to allow us to conduct future offerings of certain securities, if desired, including debt, equity and other securities.
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
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 47

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

These laws and regulations require, among other things, certain of our (re)insurance subsidiaries to maintain minimum capital requirements and limit the amount of dividends and other payments that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments.
As of June 30, 2022, all of our (re)insurance subsidiaries’ capital requirement levels were in excess of the minimum levels required.
Our subsidiaries' ability to pay dividends and make other forms of distributions may also be limited by our repayment obligations under certain of our outstanding credit facility agreements and other debt instruments. Variability in ultimate loss payments and collateral amounts required may also result in increased liquidity requirements for our subsidiaries.
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
Operating cash flows for the six months ended June 30, 2022 were negative as we did not receive premium in the form of cash as a result of assuming new business in the period, and our net paid losses and cash used to purchase trading securities exceeded cash provided by sales and maturities of trading securities. By contrast operating cash flows for the six months ended June 30, 2021 were positive as the cash acquired from new business and the sale of trading securities exceeded cash used in the purchase of trading securities, with the net proceeds being used in the purchase of AFS securities and other investments included within investing cash flows.
Overall, we expect our cash flows, together with our existing capital base and cash and investments acquired and from new business, to be sufficient to meet cash requirements and to operate our business.
Cash Flows
The following table summarizes our consolidated cash flows (used in) provided by operating, investing and financing activities:

	Six Months Ended June 30,
	2022	2021	$ Change
	(in millions of U.S. dollars)
Cash (used in) provided by:
Operating activities	$(117)	$2,355	$(2,472)
Investing activities	(934)	(1,785)	851
Financing activities	33	(40)	73
Effect of exchange rate changes on cash	12	3	9
Net (decrease) increase in cash and cash equivalents	(1,006)	533	(1,539)
Cash, cash equivalents and restricted cash, beginning of period	2,092	1,373	719
Net change in cash of businesses held-for-sale	—	223	(223)
Cash and cash equivalents and restricted cash, end of period	$1,086	$2,129	$(1,043)
Reconciliation to Condensed Consolidated Balance Sheets:
Cash and Cash equivalents	$785	$769	$16
Restricted cash and cash equivalents	301	357	(56)
Cash and restricted cash and cash equivalents of the InRe Fund	—	1,003	(1,003)
Total cash, cash equivalents and restricted cash	$1,086	$2,129	$(1,043)
Six Months Ended June 30, 2022 versus 2021: Cash and cash equivalents decreased by $1.0 billion during the six months ended June 30, 2022 compared to increasing by $533 million during the six months ended June 30, 2021.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 48

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

Cash used in operations of $117 million for the six months ended June 30, 2022 was predominantly driven by:
(i) net paid losses of $828 million; partially offset by
(ii) the cash inflows from net sales of trading securities of $772 million.
Cash used in investing activities of $934 million for the six months ended June 30, 2022 primarily related to:
(i) net purchases of other investments of $902 million; and
(ii) net purchases of AFS securities of $34 million.
Cash provided by financing activities of $33 million for the six months ended June 30, 2022 was attributable to the net proceeds from the issuance of debt of $214 million, partially offset by share repurchases of $163 million and preferred share dividends of $18 million.
Cash provided by operations for the six months ended June 30, 2021 was predominantly driven by:
(i) cash, restricted cash and cash equivalents from new business of $1.4 billion; and
(ii) the cash inflows from net sales and maturities of trading securities of $1.2 billion; partially offset by
(iii) net paid losses of $704 million.
Cash used in investing activities for the six months ended June 30, 2021 primarily related to:
(i) net purchases of AFS securities of $2.0 billion; and
(ii) the sales of subsidiaries, net of cash sold, of $232 million; partially offset by
(iii) the impact of consolidating the opening cash and restricted cash balances of the InRe Fund of $574 million.
Cash used in financing activities for the six months ended June 30, 2021 was attributable to net loan repayments of $10 million, share repurchases of $11 million and preferred share dividends of $18 million.
The change in cash of businesses held-for-sale for the six months ended June 30, 2021 was due to the disposal of Northshore Holdings Limited ("Northshore").
Investable Assets

We define investable assets as the sum of total investments, cash and cash equivalents, restricted cash and cash equivalents and funds held. Investable assets were $20.9 billion as of June 30, 2022 as compared to $21.7 billion as of December 31, 2021. This represents a decrease of 3.9% primarily due to a decline in the carrying value of our fixed income securities and other investments, including equities, and net paid losses, partially offset by an increase in funds held by reinsured companies as a result of the Aspen transaction.
Reinsurance Balances Recoverable on Paid and Unpaid Losses

As of June 30, 2022 and December 31, 2021, we had reinsurance balances recoverable on paid and unpaid losses of $1.3 billion and $1.5 billion, respectively.
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
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 49

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

Debt Obligations

We utilize debt financing and loan facilities primarily for funding acquisitions and significant new business, investment activities and, from time to time, for general corporate purposes.
Our debt obligations as of June 30, 2022 and December 31, 2021 were as follows:

Facility	Origination Date	Term	June 30, 2022	December 31, 2021
			(in millions of U.S. dollars)
4.50% Senior Notes due 2022	March 10, 2017	5 years	$—	$280
4.95% Senior Notes due 2029	May 28, 2019	10 years	496	495
3.10% Senior Notes due 2031	August 24, 2021	10 years	495	495
Total Senior Notes			991	1,270
5.75% Junior Subordinated Notes due 2040	August 26, 2020	20 years	345	345
5.50% Junior Subordinated Notes due 2042	January 14, 2022	20 years	493	—
5.50% Enhanzed Re's Subordinated Notes due 2031	December 20, 2018	12.1 years	76	76
Total Subordinated Notes			914	421
Total debt obligations			$1,905	$1,691
Our debt obligations increased by $214 million from December 31, 2021 primarily due to the issuance of our 2042 Junior Subordinated Notes, partially offset by the repayment upon maturity of our 2022 Senior Notes.
Credit Ratings
The following table presents our credit ratings as of August 9, 2022:

Credit ratings (1)	Standard and Poor’s	Fitch Ratings
Long-term issuer	BBB (Outlook: Positive)	BBB+ (Outlook: Stable)
2029 Senior Notes	BBB	BBB
2031 Senior Notes	BBB-	BBB
2040 and 2042 Junior Subordinated Notes	BB+	BBB-
2031 Subordinated Notes	Not Rated	Not Rated
Series D and E Preferred Shares	BB+	BBB-
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
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 50

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

Contractual Obligations

The following table includes only material changes in our contractual obligations as disclosed in “Part II, Item 7” Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021, and primarily relate to changes resulting from the Aspen transaction.
As of June 30, 2022, our estimated payments for losses and LAE by expected payment date for the Run-off segment was as follows:

		Short-term	Long-term
	Total	Less than 1 Year	1 - 3 years	3 - 5 years	6 - 10 years	More than 10 Years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and LAE for the Run-off segment(1)
Asbestos	$1,789	$165	$284	$255	$382	$703
Environmental	375	50	70	56	82	117
General Casualty	4,316	750	915	615	1,307	729
Workers' compensation/personal accident	2,765	288	462	421	525	1,069
Marine, aviation and transit	571	184	179	85	80	43
Construction defect	120	21	31	21	26	21
Professional indemnity/ Directors and Officers	1,376	297	360	207	371	141
Motor	589	145	130	74	93	147
Property	567	206	207	77	57	20
Other	739	260	206	91	88	94
Total outstanding losses and IBNR	13,207	2,366	2,844	1,902	3,011	3,084
ULAE	508	105	123	75	98	107
Total estimated gross reserves for losses and LAE for the Run-off segment (1)	$13,715	$2,471	$2,967	$1,977	$3,109	$3,191
(1)     The reserves for losses and LAE represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our condensed consolidated financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above. The amounts in the above table represent our estimates of known liabilities as of June 30, 2022 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, certain of the reserves included in the condensed consolidated financial statements as of June 30, 2022 were acquired by us and initially recorded at fair value with subsequent amortization, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.
We generally seek to maintain investment portfolios that are shorter or of equivalent duration to our liabilities in order to provide liquidity for the settlement of losses and, where possible, to avoid having to liquidate longer-dated investments. The settlement of liabilities also has the potential to accelerate the natural payout of losses, which may require additional liquidity.
Off-Balance Sheet Arrangements

As of June 30, 2022, we have entered into certain investment commitments and parental guarantees4. We also utilize unsecured and secured letters of credit and a deposit facility. We do not believe it is reasonably likely that these arrangements will have a material current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, cash requirements or capital resources.

4 Refer to Note 15 to our condensed consolidated financial statements for further details.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 51

Item 3 | Quantitative and Qualitative Disclosures About Market Risk

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk. For the six months ended June 30, 2022, there were no material changes to these market risks or our policies to address these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021. Please see such section for a discussion of our exposure to and policies to address these market risks.

Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 52

ITEM 1.   FINANCIAL STATEMENTS

Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 53

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2022 and December 31, 2021

	June 30, 2022	December 31, 2021
	(expressed in millions of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$15	$6
Short-term investments, available-for-sale, at fair value (amortized cost: 2022 — $43; 2021 — $34; net of allowance: 2022 and 2021 — $0)	42	34
Fixed maturities, trading, at fair value	2,783	3,756
Fixed maturities, available-for-sale, at fair value (amortized cost: 2022 — $5,673; 2021 — $5,689; net of allowance: 2022 — $42; 2021 — $10)	5,099	5,652
Funds held - directly managed	2,481	3,007
Equities, at fair value (cost: 2022 — $1,819; 2021 — $1,831)	1,776	1,995
Other investments, at fair value	3,125	2,333
Equity method investments	506	493
Total investments (Note 3 and Note 7)	15,827	17,276
Cash and cash equivalents	785	1,646
Restricted cash and cash equivalents	301	446
Reinsurance balances recoverable on paid and unpaid losses (net of allowance: 2022 — $137; 2021 — $136)	948	1,085
Reinsurance balances recoverable on paid and unpaid losses, at fair value (Note 7)	327	432
Insurance balances recoverable (net of allowance: 2022 and 2021 — $5) (Note 6)	191	213
Funds held by reinsured companies	3,956	2,340
Deferred charge assets	286	371
Other assets	648	620
TOTAL ASSETS	$23,269	$24,429

LIABILITIES
Losses and loss adjustment expenses (Note 5)	$12,142	$11,269
Losses and loss adjustment expenses, at fair value (Note 5 and Note 7)	1,499	1,989
Future policyholder benefits	1,363	1,502
Defendant asbestos and environmental liabilities (Note 6)	620	638
Insurance and reinsurance balances payable	205	254
Debt obligations (Note 9)	1,905	1,691
Other liabilities	475	581
TOTAL LIABILITIES	18,209	17,924

COMMITMENTS AND CONTINGENCIES (Note 15)
REDEEMABLE NONCONTROLLING INTERESTS (Note 10)	174	179

SHAREHOLDERS’ EQUITY (Note 11)
Ordinary shares (par value $1 each, issued and outstanding 2022: 17,574,197; 2021: 18,223,574):
Voting Ordinary shares (issued and outstanding 2022: 15,976,485; 2021: 16,625,862)	16	17
Non-voting convertible ordinary Series C Shares (issued and outstanding 2022 and 2021: 1,192,941)	1	1
Non-voting convertible ordinary Series E Shares (issued and outstanding 2022 and 2021: 404,771)	—	—
Preferred Shares:
Series C Preferred Shares (issued and held in treasury 2022 and 2021: 388,571)	—	—
Series D Preferred Shares (issued and outstanding 2022 and 2021: 16,000; liquidation preference $400)	400	400
Series E Preferred Shares (issued and outstanding 2022 and 2021: 4,400; liquidation preference $110)	110	110
Treasury shares, at cost (Series C Preferred shares 2022 and 2021: 388,571)	(422)	(422)
Joint Share Ownership Plan (voting ordinary shares, held in trust 2022 and 2021: 565,630)	(1)	(1)
Additional paid-in capital	769	922
Accumulated other comprehensive loss	(490)	(16)
Retained earnings	4,310	5,085
Total Enstar Shareholders’ Equity	4,693	6,096
Noncontrolling interests (Note 10)	193	230
TOTAL SHAREHOLDERS’ EQUITY	4,886	6,326
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY	$23,269	$24,429
See accompanying notes to the unaudited condensed consolidated financial statements
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 54

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three and Six Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(expressed in millions of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$14	$59	$48	$152
Net investment income	106	76	186	138
Net realized (losses) gains	(38)	6	(75)	(5)
Net unrealized (losses) gains	(591)	400	(972)	390
Other income	23	6	37	16
Net gain on sales of subsidiaries	—	—	—	15
Total income	(486)	547	(776)	706

EXPENSES
Net incurred losses and loss adjustment expenses
Current period	13	50	26	104
Prior periods	(79)	(10)	(222)	(120)
Total net incurred losses and loss adjustment expenses	(66)	40	(196)	(16)
Policyholder benefit expenses	6	—	18	—
Acquisition costs	12	5	20	39
General and administrative expenses	83	93	168	176
Interest expense	23	17	48	33
Net foreign exchange (gains)	(13)	(10)	(10)	(7)
Total expenses	45	145	48	225

(LOSS) EARNINGS BEFORE INCOME TAXES	(531)	402	(824)	481
Income tax benefit (expense)	4	(9)	4	(3)
Earnings (losses) from equity method investments	1	(3)	32	115
NET (LOSS) EARNINGS	(526)	390	(788)	593
Net loss (earnings) attributable to noncontrolling interests	42	(3)	31	(14)
NET (LOSS) EARNINGS ATTRIBUTABLE TO ENSTAR	(484)	387	(757)	579
Dividends on preferred shares	(9)	(9)	(18)	(18)
NET (LOSS) EARNINGS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(493)	$378	$(775)	$561

(Loss) earnings per ordinary share attributable to Enstar:
Basic	$(28.62)	$17.44	$(44.54)	$25.95
Diluted	$(28.62)	$17.28	$(44.54)	$25.60
Weighted average ordinary shares outstanding:
Basic	17,224,449	21,631,749	17,400,257	21,597,236
Diluted	17,470,691	21,832,218	17,634,698	21,892,744
See accompanying notes to the unaudited condensed consolidated financial statements
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 55

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(expressed in millions of U.S. dollars)
NET (LOSS) EARNINGS	$(526)	$390	$(788)	$593

Other comprehensive (loss) income, net of income taxes:
Unrealized (losses) gains on fixed income available-for-sale investments arising during the period	(269)	57	(550)	(54)
Reclassification adjustment for change in allowance for credit losses recognized in net (loss) earnings	13	(5)	32	7
Reclassification adjustment for net realized loss (gain) included in net (loss) earnings	17	(1)	31	(2)
Reclassification to net earnings on disposal of subsidiary	—	—	—	1
Unrealized (losses) gains arising during the period, net of reclassification adjustments	(239)	51	(487)	(48)
Change in currency translation adjustment	1	—	2	1
Total other comprehensive (loss) income	(238)	51	(485)	(47)

Comprehensive (loss) income	(764)	441	(1,273)	546
Comprehensive loss (income) attributable to noncontrolling interests	48	(3)	42	(14)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ENSTAR	$(716)	$438	$(1,231)	$532

See accompanying notes to the unaudited condensed consolidated financial statements

Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 56

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three and Six Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(expressed in millions of U.S. dollars)
Share Capital — Voting Ordinary Shares
Balance, beginning of period	$17	$19	$17	$19
Shares repurchased	(1)	—	(1)	—
Balance, end of period	$16	$19	$16	$19
Share Capital — Non-Voting Convertible Ordinary Series C Shares
Balance, beginning and end of period	$1	$3	$1	$3
Share Capital — Non-Voting Convertible Ordinary Series E Shares
Balance, beginning and end of period	$—	$1	$—	$1
Share Capital — Series C Convertible Participating Non-Voting Preferred Shares
Balance, beginning and end of period	$—	$—	$—	$—
Share Capital — Series D Preferred Shares
Balance, beginning and end of period	$400	$400	$400	$400
Share Capital — Series E Preferred Shares
Balance, beginning and end of period	$110	$110	$110	$110
Treasury Shares (Series C Preferred Shares)
Balance, beginning and end of period	$(422)	$(422)	$(422)	$(422)
Joint Share Ownership Plan — Voting Ordinary Shares, Held in Trust
Balance, beginning and end of period	$(1)	$(1)	$(1)	$(1)
Additional Paid-in Capital
Balance, beginning of period	$883	$1,837	$922	$1,836
Repurchase of voting ordinary shares	—	(1)	(3)	(3)
Shares repurchased	(120)	(7)	(162)	(11)
Amortization of share-based compensation	6	6	12	13
Balance, end of period	$769	$1,835	$769	$1,835
Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	$(257)	$(18)	$(16)	$81
Cumulative currency translation adjustment
Balance, beginning of period	10	9	9	8
Change in currency translation adjustment	1	(1)	2	—
Balance, end of period	11	8	11	8
Defined benefit pension liability
Balance, beginning and end of period	2	—	2	—
Unrealized (losses) gains on available-for-sale investments
Balance, beginning of period	(269)	(27)	(27)	73
Change in unrealized (losses) gains on available-for-sale investments	(234)	52	(476)	(48)
Balance, end of period	(503)	25	(503)	25
Balance, end of period	$(490)	$33	$(490)	$33
Retained Earnings
Balance, beginning of period	$4,803	$4,831	$5,085	$4,647
Net (loss) earnings	(526)	390	(788)	593
Net loss (earnings) attributable to noncontrolling interests	42	(3)	31	(14)
Dividends on preferred shares	(9)	(9)	(18)	(18)
Change in redemption value of redeemable noncontrolling interests	—	—	—	1
Balance, end of period	$4,310	$5,209	$4,310	$5,209
Noncontrolling Interests (excludes Redeemable Noncontrolling Interests)
Balance, beginning of period	$233	$13	$230	$14
Change in unrealized losses on available-for-sale investments attributable to noncontrolling interests	(3)	—	(6)	—
Dividends paid	—	(1)	—	(1)
Net (loss) earnings attributable to noncontrolling interests	(37)	1	(31)	—
Balance, end of period	$193	$13	$193	$13
Total Shareholders' Equity	$4,886	$7,200	$4,886	$7,200
See accompanying notes to the unaudited condensed consolidated financial statements
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 57

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021
	(expressed in millions of U.S. dollars)
OPERATING ACTIVITIES:
Net (loss) earnings	$(788)	$593
Adjustments to reconcile net (loss) earnings to cash flows (used in) provided by operating activities:
Realized losses on sales of investments	75	5
Unrealized losses (gains) on investments	972	(390)
Depreciation and other amortization	31	38
Earnings from equity method investments	(32)	(115)
Sales and maturities of trading securities	2,192	3,267
Purchases of trading securities	(1,420)	(2,032)
Payments to cover securities sold short	—	(685)
Proceeds from securities sold short	—	245
Net payments for derivative contracts	—	(78)
Net gain on sales of subsidiaries	—	(15)
Other	17	10
Changes in:
Reinsurance balances recoverable on paid and unpaid losses	233	112
Funds held by reinsured companies	(1,615)	(1,566)
Losses and loss adjustment expenses	470	2,447
Defendant asbestos and environmental liabilities	(18)	(28)
Insurance and reinsurance balances payable	(48)	94
Other operating assets and liabilities	(186)	(231)
Variable interest entity assets and liabilities of the InRe Fund (Note 8)	—	684
Net cash flows (used in) provided by operating activities	(117)	2,355
INVESTING ACTIVITIES:
Sales of subsidiaries, net of cash previously held	—	(232)
Sales and maturities of available-for-sale securities	1,223	1,496
Purchase of available-for-sale securities	(1,257)	(3,452)
Purchase of other investments	(1,167)	(307)
Proceeds from other investments	265	136
Other investing activities	2	—
Consolidation of the InRe Fund opening cash and restricted cash balances (Note 8)	—	574
Net cash flows used in investing activities	(934)	(1,785)
FINANCING ACTIVITIES:
Dividends on preferred shares	(18)	(18)
Dividends paid to noncontrolling interests	—	(1)
Repurchase of shares	(163)	(11)
Issuance of debt, net of issuance costs	494	20
Repayment of debt	(280)	(30)
Net cash flows provided by (used in) financing activities	33	(40)
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	12	3
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,006)	533
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	2,092	1,373
NET CHANGE IN CASH OF BUSINESSES HELD FOR SALE	—	223
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,086	$2,129
Supplemental Cash Flow Information:
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 58

Income taxes paid, net of refunds	$3	$5
Interest paid	$39	$31
Reconciliation to Condensed Consolidated Balance Sheets:
Cash and cash equivalents	785	769
Restricted cash and cash equivalents	301	357
Cash and restricted cash and cash equivalents of the InRe Fund (Note 8)	—	1,003
Cash, cash equivalents and restricted cash	$1,086	$2,129
In addition to the cash flows presented above, for the six months ended June 30, 2021, our non-cash investing activities included distributions to redeemable noncontrolling interests ("RNCI") totaling $202 million and the issuance of 89,590 shares following the exercise of 175,901 warrants on a non-cash basis, and a third party capital withdrawal from the InRe Fund totaling $61 million which was funded through the transfer of a trading security. For the six months ended June 30, 2021 our non-cash investing activities included: the receipt of other investments as consideration totaling $52 million; unsettled purchases and sales of AFS and other investments of $56 million and $6 million, respectively; and contributions of $481 million to other investments, fully funded through the redemption of other investments totaling $381 million and a $100 million reduction in investment fees.
For the six months ended June 30, 2022, our non-cash investing activities included unsettled purchases and sales of AFS and other investments of $15 million and $3 million respectively.

See accompanying notes to the unaudited condensed consolidated financial statements
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 59

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
In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, that are normal and recurring in nature, necessary for fair statement. All intercompany accounts and transactions have been eliminated and certain comparative information has been reclassified to conform to the current presentation.
The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Significant Accounting Policies
The following significant accounting policy has been updated following the completion of the loss portfolio transaction (“LPT”) with Aspen Insurance Holdings Limited (“Aspen”) on May 20, 2022 as further described in Note 3.
(a) Funds Held
We receive a fixed crediting rate of return or other contractually agreed return on our funds held by reinsured companies. Where we receive a contractually agreed return, we evaluate whether we are required to recognize an embedded derivative.
Funds held by reinsured companies are carried at cost and any embedded derivative is carried at fair value. We include the estimated fair value of these embedded derivatives in the consolidated balance sheets with the host contract in order to reflect the expected settlement of these features with the host contract.
The investment return is recognized in net investment income with the change in the fair value of the embedded derivative included in net unrealized gains (losses).
Recently Issued Accounting Pronouncements Not Yet Adopted
ASU 2022-03 - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
In June 2022, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, which clarifies that a contractual restriction on the sale of an equity security is not considered in measuring fair value and introduces new disclosure requirements for equity securities subject to contractual sale restrictions, which includes reflecting the fair value of such securities in the balance sheet, the nature and remaining duration of the restrictions, and the circumstances that could cause a lapse in the restrictions.
The ASU is to be applied prospectively and is effective for annual periods beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted.
We are currently evaluating the impact of ASU 2022-03 on our condensed consolidated financial statements and disclosures.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 60

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 2. Segment Information

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
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 61

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 2. Segment Information

The following tables set forth select unaudited condensed consolidated statement of earnings results by segment and our corporate and other activities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions of U.S. dollars)
Income
Run-off	$16	$56	$43	$151
Enhanzed Re	1	—	15	—
Investments	(523)	482	(859)	523
Legacy Underwriting	6	15	8	28
Subtotal	(500)	553	(793)	702
Corporate and other	14	(6)	17	4
Total income	$(486)	$547	$(776)	$706

Earnings from equity method investments
Investments	$1	$(3)	$32	$115

Segment net earnings (loss)
Run-off (1)	$78	$9	$97	$42
Enhanzed Re	(7)	—	22	—
Investments (1)	(532)	466	(846)	622
Legacy Underwriting	—	(2)	—	—
Total segment net (loss) earnings (1)	(461)	473	(727)	664
Corporate and other:
Other income (expense) (2)	14	(6)	17	(11)
Net gain on sale of subsidiaries	—	—	—	15
Net incurred losses and loss adjustment expenses (“LAE”) (3)	(37)	(46)	26	19
General and administrative expenses (1)	(36)	(15)	(70)	(65)
Interest expense	(23)	(17)	(48)	(33)
Net foreign exchange gains	13	10	10	7
Income tax benefit (expense)	4	(9)	4	(3)
Net loss (earnings) attributable to noncontrolling interests	42	(3)	31	(14)
Dividends on preferred shares	(9)	(9)	(18)	(18)
Total - Corporate and other	(32)	(95)	(48)	(103)
Net (loss) earnings attributable to Enstar Ordinary Shareholders	(493)	$378	(775)	$561
(1) Second quarter 2021 results include incremental expenses attributable to the first quarter 2021 general and administrative expenses following a refinement made to the allocation of expenses in the second quarter of 2021, which increased general and administrative expenses of the Run-off and Investment segments by $16 million and $3 million, respectively, and decreased general and administrative expenses for corporate and other activities by $(19) million for the three months ended June 30, 2021.
(2) Other income (expense) for corporate and other activities includes the amortization of fair value adjustments associated with the acquisition of DCo LLC (“DCo”) and Morse TEC LLC (“Morse TEC”).
(3) Net incurred losses and LAE for corporate and other activities includes the amortization of deferred charge assets (“DCAs”) on retroactive reinsurance contracts, fair value adjustments associated with the acquisition of companies and the changes in the discount rate and risk margin components of the fair value of assets and liabilities related to our assumed retroactive reinsurance contracts for which we have elected the fair value option. The three and six months ended June 30, 2022 included accelerated amortization of $72 million and $96 million, respectively, corresponding to increased favorable prior period development (“PPD”) on net ultimate liabilities recorded in our Run-off segment. There was $11 million accelerated amortization for the three and six months ended June 30, 2021.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 62

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 3. Investments

3. INVESTMENTS

Short-term and Fixed Maturity Investments
Asset Types
The fair values of the following underlying asset categories are set out below:

	June 30, 2022
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Fixed maturities, funds held - directly managed	Total
	(in millions of U.S. dollars)
U.S. government and agency	$15	$36	$81	$369	$121	$622
U.K. government	—	1	62	12	—	75
Other government	—	—	200	121	199	520
Corporate (1)	—	4	1,931	3,093	786	5,814
Municipal	—	—	65	111	57	233
Residential mortgage-backed	—	—	77	305	99	481
Commercial mortgage-backed	—	—	204	551	228	983
Asset-backed	—	1	163	537	87	788
Structured products	—	—	—	—	858	858
Total fixed maturity and short-term investments	$15	$42	$2,783	$5,099	$2,435	$10,374
(1) Includes convertible bonds of $207 million, which includes embedded derivatives of $36 million.

	December 31, 2021
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Fixed maturities, funds held - directly managed	Total
	(in millions of U.S. dollars)
U.S. government and agency	$3	$25	$102	$434	$183	$747
U.K. government	—	—	73	10	—	83
Other government	3	—	285	128	247	663
Corporate (1)	—	8	2,660	3,350	796	6,814
Municipal	—	—	85	128	73	286
Residential mortgage-backed	—	—	104	391	115	610
Commercial mortgage-backed	—	—	250	562	262	1,074
Asset-backed	—	1	197	649	97	944
Structured Products	—	—	—	—	1,033	1,033
Total fixed maturity and short-term investments	$6	$34	$3,756	$5,652	$2,806	$12,254
(1) Includes convertible bonds of $223 million, which includes embedded derivatives of $43 million.
Included within residential and commercial mortgage-backed securities as of June 30, 2022 were securities issued by U.S. governmental agencies with a fair value of $371 million (December 31, 2021: $460 million).
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 63

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 3. Investments

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

As of June 30, 2022	Amortized Cost	Fair Value	% of Total Fair Value
	(in millions of U.S. dollars)
One year or less	$397	$390	3.8%
More than one year through five years	3,351	3,108	30.0%
More than five years through ten years	2,452	2,152	20.7%
More than ten years	3,020	2,472	23.8%
Residential mortgage-backed	520	481	4.6%
Commercial mortgage-backed	1,053	983	9.5%
Asset-backed	826	788	7.6%
	$11,619	$10,374	100.0%
Unrealized Gains and Losses on AFS Short-term and Fixed Maturity Investments
The amortized cost, unrealized gains and losses, allowance for credit losses and fair values of our short-term and fixed maturity investments classified as AFS were as follows:

		Gross Unrealized Gains	Gross Unrealized Losses
As of June 30, 2022	Amortized Cost		Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
	(in millions of U.S. dollars)
U.S. government and agency	$428	$—	$(23)	$—	$405
U.K. government	15	—	(2)	—	13
Other government	132	—	(11)	—	121
Corporate	3,514	5	(380)	(42)	3,097
Municipal	128	—	(17)	—	111
Residential mortgage-backed	336	—	(31)	—	305
Commercial mortgage-backed	599	1	(49)	—	551
Asset-backed	564	—	(26)	—	538
	$5,716	$6	$(539)	$(42)	$5,141

		Gross Unrealized Gains	Gross Unrealized Losses
As of December 31, 2021	Amortized Cost		Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
	(in millions of U.S. dollars)
U.S. government and agency	$463	$1	$(5)	$—	$459
U.K. government	10	—	—	—	10
Other government	127	2	(1)	—	128
Corporate	3,384	29	(45)	(10)	3,358
Municipal	129	1	(2)	—	128
Residential mortgage-backed	394	1	(4)	—	391
Commercial mortgage-backed	566	3	(7)	—	562
Asset-backed	650	1	(1)	—	650
	$5,723	$38	$(65)	$(10)	$5,686
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 64

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 3. Investments

Gross Unrealized Losses on AFS Short-term and Fixed Maturity Investments
The following tables summarizes our short-term and fixed maturity investments classified as AFS that were in a gross unrealized loss position, for which an allowance for credit losses has not been recorded:

	12 Months or Greater		Less Than 12 Months		Total
As of June 30, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions of U.S. dollars)
U.S. government and agency	$66	$(6)	$322	$(17)	$388	$(23)
U.K. government	1	—	11	(2)	12	(2)
Other government	4	(1)	107	(10)	111	(11)
Corporate	409	(60)	2,625	(320)	3,034	(380)
Municipal	2	—	104	(17)	106	(17)
Residential mortgage-backed	62	(8)	241	(23)	303	(31)
Commercial mortgage-backed	84	(11)	450	(38)	534	(49)
Asset-backed	65	(3)	461	(23)	526	(26)
Total short-term and fixed maturity investments	$693	$(89)	$4,321	$(450)	$5,014	$(539)

	12 Months or Greater		Less Than 12 Months		Total
As of December 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions of U.S. dollars)
U.S. government and agency	$22	$(1)	$373	$(4)	$395	$(5)
U.K. government	—	—	5	—	5	—
Other government	—	—	46	(1)	46	(1)
Corporate	11	—	1,545	(19)	1,556	(19)
Municipal	—	—	77	(2)	77	(2)
Residential mortgage-backed	6	—	315	(4)	321	(4)
Commercial mortgage-backed	21	(1)	419	(6)	440	(7)
Asset-backed	—	—	516	(1)	516	(1)
Total short-term and fixed maturity investments	$60	$(2)	$3,296	$(37)	$3,356	$(39)
As of June 30, 2022 and December 31, 2021, the number of securities classified as AFS in an unrealized loss position for which an allowance for credit loss is not recorded was 2,913 and 2,930, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 292 and 93, respectively.
Allowance for Credit Losses on AFS Fixed Maturity Investments
The following tables provide a reconciliation of the beginning and ending allowance for credit losses on our AFS debt securities:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Corporate	Total	Corporate	Commercial mortgage backed	Total
	(in millions of U.S. dollars)
Allowance for credit losses, beginning of period	$(29)	$(29)	$(12)	$(1)	$(13)
Allowances for credit losses on securities for which credit losses were not previously recorded	(9)	(9)	—	—	—
(Increase) decrease to the allowance for credit losses on securities that had an allowance recorded in the previous period	(4)	(4)	6	—	6
Allowance for credit losses, end of period	$(42)	$(42)	$(6)	$(1)	$(7)

Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 65

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 3. Investments

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Corporate	Total	Corporate	Commercial mortgage backed	Total
Allowance for credit losses, beginning of period	$(10)	$(10)	$—	$—	$—
Allowances for credit losses on securities for which credit losses were not previously recorded	(28)	(28)	(12)	(1)	(13)
(Increase) decrease to the allowance for credit losses on securities that had an allowance recorded in the previous period	(4)	(4)	6	—	6
Allowance for credit losses, end of period	$(42)	$(42)	$(6)	$(1)	$(7)
During the three and six months ended June 30, 2022 and 2021 we did not have any write-offs charged against the allowance for credit losses or any recoveries of amounts previously written-off.
Equity Investments
The following table summarizes our equity investments:

	June 30, 2022	December 31, 2021
	(in millions of U.S. dollars)
Publicly traded equity investments in common and preferred stocks	$420	$281
Exchange-traded funds	995	1,342
Privately held equity investments in common and preferred stocks	361	372
	$1,776	$1,995
Other Investments
The following table summarizes our other investments carried at fair value:

	June 30, 2022	December 31, 2021
	(in millions of U.S. dollars)
Hedge funds	$447	$291
Fixed income funds	609	573
Private equity funds	1,240	752
Private credit funds	318	275
Equity funds	3	5
CLO equity funds	213	207
CLO equities	144	161
Real estate funds	151	69
	$3,125	$2,333
The table below details the estimated period by which proceeds would be received if we had provided notice of our intent to redeem or initiated a sales process with respect to our other investments as of June 30, 2022:

	Less than 1 Year	1-2 years	2-3 years	More than 3 years	Not Eligible/ Restricted	Total	Redemption Frequency
	(in millions of U.S. dollars)
Hedge funds	$447	$—	$—	$—	$—	$447	Monthly to Bi-annually
Fixed income funds	548	—	—	—	61	609	Daily to Quarterly
Private equity funds	—	54	—	—	1,186	1,240	Quarterly for unrestricted amount
Private credit funds	—	—	—	—	318	318	N/A
Equity funds	3	—	—	—	—	3	Daily
CLO equity funds	176	6	30	—	1	213	Quarterly to Bi-annually
CLO equities	144	—	—	—	—	144	Daily
Real estate funds	—	—	—	—	151	151	N/A
	$1,318	$60	$30	$—	$1,717	$3,125
As of June 30, 2022, $18 million of our investments were subject to gates or side-pockets.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 66

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 3. Investments

Funds Held
Funds Held - Directly Managed
The following table summarizes the components of the funds held - directly managed:

	June 30, 2022	December 31, 2021
	(in millions of U.S. dollars)
Short-term and fixed maturity investments, trading	$2,435	$2,806
Cash and cash equivalents	34	188
Other assets	12	13
	$2,481	$3,007
The following table summarizes the short-term and fixed maturity investment components of our funds held - directly managed:

	June 30, 2022	December 31, 2021
	(in millions of U.S. dollars)
Short-term and fixed maturity investments, at amortized cost	$2,777	$2,815
Net unrealized (losses) gains:
Change in fair value - embedded derivatives	(251)	14
Change in fair value (1)	(91)	(23)
Short-term and fixed maturity investments within funds held - directly managed, at fair value	$2,435	$2,806
(1) Is clearly and closely related to the host contract.
Refer to the sections above for details of the short-term and fixed maturity investments within our funds held - directly managed portfolios.
Funds Held by Reinsured Companies
As of June 30, 2022 and December 31, 2021, we had funds held by reinsured companies of $4.0 billion and $2.3 billion, respectively. The increase from December 31, 2021 was primarily driven by the LPT transaction with Aspen.
Pursuant to the terms of the Aspen LPT transaction, in addition to earning a fixed crediting rate (“base crediting rate”) on the funds withheld balance we received as premium consideration, as of October 1, 2022 and through September 30, 2025 we will also receive a variable return (together, the “full crediting rate”).
As of June 30, 2022, we recognized an embedded derivative of $27 million which represents the fair value of the amount by which all future interest payments on the funds withheld balance made at the full crediting rate are expected to exceed all future interest payments made on the funds withheld balance at the base crediting rate.
Net Investment Income
Major categories of net investment income are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions of U.S. dollars)
Fixed maturity investments	$55	$48	$107	$93
Short-term investments and cash and cash equivalents	2	—	2	—
Funds held by reinsured companies	21	32	32	32
Funds held - directly managed	10	7	19	14
Investment income from fixed maturities and cash and cash equivalents	88	87	160	139
Equity investments	11	7	19	11
Other investments	11	9	22	18
Investment income from equities and other investments	22	16	41	29
Gross investment income	110	103	201	168
Investment expenses	(4)	(27)	(15)	(30)
Net investment income	$106	$76	$186	$138
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 67

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 3. Investments

Net Realized and Unrealized Gains (Losses)
Components of net realized and unrealized gains (losses) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions of U.S. dollars)
Net realized gains (losses) on sales:
Gross realized gains on fixed maturity securities, AFS	$—	$3	$2	$8
Gross realized losses on fixed maturity securities, AFS	(16)	(3)	(34)	(7)
Increase in allowance for expected credit losses on fixed maturity securities, AFS	(14)	5	(33)	(7)
Net (losses) gains recognized on equity securities sold during the period	(8)	1	(10)	1
Total net realized losses on sales	$(38)	$6	$(75)	$(5)
Net unrealized (losses) gains:
Fixed maturity securities, trading	$(176)	$86	$(399)	$(64)
Fixed maturity securities in funds held - directly managed	(203)	19	(279)	(25)
Net unrealized (losses) gains recognized on equity securities still held at the reporting date	(160)	225	(202)	253
Other investments	(36)	63	(76)	219
Investment derivatives	(16)	7	(16)	7
Total net unrealized losses	$(591)	$400	$(972)	$390
Net realized and unrealized losses	$(629)	$406	$(1,047)	$385
The gross realized gains and losses on AFS investments for the three months ended June 30, 2022 and 2021 included in the table above resulted from sales of $217 million and $504 million, respectively. The gross realized gains and losses on AFS investments for the six months ended June 30, 2022 and 2021 included in the table above resulted from the sales of $977 million and $1.2 billion, respectively.
Net recognized gains and losses on fixed maturity trading and the fixed maturities within our funds held-directly managed are presented within net unrealized losses in the table above. This is a change to our previous presentation which split recognized gains (losses) between net realized losses on sale and net unrealized losses. This change resulted in a revision to the presentation of realized losses and losses on sale of investments and unrealized losses on investments within the consolidated statements of cash flows for the three and six months ended June 30, 2021 (with no impact to net earnings).
Restricted Assets
The carrying value of our restricted assets, including restricted cash of $301 million and $446 million, as of June 30, 2022 and December 31, 2021, respectively, was as follows:

	June 30, 2022	December 31, 2021
	(in millions of U.S. dollars)
Collateral in trust for third party agreements	$5,278	$6,100
Assets on deposit with regulatory authorities	171	196
Collateral for secured letter of credit facilities	92	94
Funds at Lloyd's ("FAL") (1)	451	431
	$5,992	$6,821
(1) Our businesses include two Lloyd's syndicates. Lloyd's determines the required capital principally through the annual business plan of each syndicate. This capital is referred to as FAL and will be drawn upon in the event that a syndicate has a loss that cannot be funded from other sources. We also utilize unsecured letters of credit for a significant portion of our FAL.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 68

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 4. Derivatives and Hedging Instruments

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
The following table presents the gross notional amounts and estimated fair values of our derivatives recorded within other assets and other liabilities on the consolidated balance sheets as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
	Gross Notional Amount	Fair Value		Gross Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions of U.S. dollars)
Derivatives designated as hedging instruments
Foreign currency forward contracts	$538	$14	$—	$618	$—	$7

Derivatives not designated as hedging instruments
Foreign currency forward contracts	297	5	4	498	2	—
Others	6	—	—	17	—	10
Total	$841	$19	$4	$1,133	$2	$17
The following table presents the net gains and losses deferred in the cumulative translation adjustment account, which is a component of AOCI in shareholders' equity, relating to our qualifying hedges and the net gains and losses included in earnings relating to our non-qualifying hedges for the three and six months ended June 30, 2022 and 2021:

	Amount of Net Gains (Losses)
	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in millions of U.S. dollars)
Derivatives designated as hedging instruments
Foreign currency forward contracts	$38	$(1)	$52	$6

Derivatives not designated as hedging instruments
Foreign currency forward contracts	(6)	(1)	(10)	(3)
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 69

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 5. Losses and Loss Adjustment Expenses

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

Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 70

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 5. Losses and Loss Adjustment Expenses

The table below provides a consolidated reconciliation of the beginning and ending liability for losses and LAE:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions of U.S. dollars)
Balance as of beginning of period	$12,508	$11,427	$13,258	$10,593
Losses and LAE relating to SGL No.1 (1)	—	—	—	255
	12,508	11,427	13,258	10,848
Reinsurance reserves recoverable (1)	(1,208)	(1,870)	(1,332)	(1,830)
Reinsurance reserves recoverable relating to SGL No. 1 (1)	—	—	—	(90)
Deferred charge assets (“DCAs”) on retroactive reinsurance	(338)	(342)	(371)	(219)
Net balance as of beginning of period	10,962	9,215	11,555	8,709
Net incurred losses and LAE:
Current period:
Increase in estimates of net ultimate losses	12	48	25	101
Increase in provisions for ULAE	1	2	1	3
Total current period	13	50	26	104
Prior periods:
Reduction in estimates of net ultimate losses	(103)	(38)	(161)	(69)
Reduction in provisions for ULAE	(13)	(18)	(35)	(32)
Amortization of DCAs	80	23	113	31
Amortization of fair value adjustments	5	6	7	8
Changes in fair value - fair value option (2)	(48)	17	(146)	(58)
Total prior periods	(79)	(10)	(222)	(120)
Total net incurred losses and LAE	(66)	40	(196)	(16)
Net paid losses:
Current period	(1)	(7)	(1)	(13)
Prior periods	(409)	(355)	(827)	(691)
Total net paid losses	(410)	(362)	(828)	(704)
Other changes:
Effect of exchange rate movement	(130)	4	(175)	(6)
Assumed business (3)	1,882	1,966	1,882	2,880
Ceded business	—	(28)	—	(28)
Total other changes	1,752	1,942	1,707	2,846
Net balance as of June 30	12,238	10,835	12,238	10,835
Reinsurance reserves recoverable (1)	1,117	1,788	1,117	1,788
DCAs on retroactive reinsurance	286	415	286	415
Balance as of June 30	$13,641	$13,038	$13,641	$13,038

			As of
			June 30, 2022	December 31, 2021
			(in millions of U.S. dollars)
Reconciliation to Consolidated Balance Sheets:
Losses and loss adjustment expenses			$12,142	$11,269
Losses and loss adjustment expenses, at fair value			1,499	1,989
Total losses and loss adjustment expenses			$13,641	$13,258

Reinsurance balances recoverable on paid and unpaid losses			$948	$1,085
Reinsurance balances recoverable on paid and unpaid losses - fair value option			327	432
Total reinsurance balances recoverable on paid and unpaid losses			1,275	1,517
Paid losses recoverable			(158)	(185)
Reinsurance reserves recoverable (1)			$1,117	$1,332
(1) Excludes paid losses recoverable.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 71

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 5. Losses and Loss Adjustment Expenses

(2) Comprises discount rate and risk margin components.
(3) Assumed business for the three and six months ended June 30, 2022 related to the Aspen transaction and is net of DCA of $28 million. Assumed business for the three and six months ended June 30, 2021 is net of DCA of $96 million and $227 million, respectively.
PPD
Reduction in Estimates of Net Ultimate Losses
The following table summarizes the reduction in estimates of net ultimate losses related to prior years by segment and line of business:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in millions of U.S. dollars)
Run-off segment:
Asbestos	$—	$(1)	$1	$(1)
Environmental	—	—	(2)	—
General casualty	11	3	10	3
Workers' compensation	(16)	(9)	(50)	(20)
Marine, aviation and transit	(11)	—	(10)	(8)
Construction defect	(3)	3	(7)	3
Professional indemnity/Directors and Officers	(78)	(11)	(81)	(15)
Motor	1	(2)	1	(2)
Property	(8)	(17)	5	(20)
All Other	(4)	(8)	(4)	(7)
Total Run-off segment	(108)	(42)	(137)	(67)
Total Enhanzed Re segment	(1)	—	(29)	—
Total Legacy Underwriting segment	6	4	5	(2)
Total	$(103)	$(38)	$(161)	$(69)
Three Months Ended June 30, 2022:
The reduction in estimates of net ultimate losses of $103 million related to prior periods was driven by the Run-off segment primarily due to favorable loss activity in the professional indemnity/directors and officers and workers’ compensation lines of business.
Three Months Ended June 30, 2021:
The reduction in estimates of net ultimate losses of $38 million related to prior periods was driven by the Run-off segment as a result of favorable development in our professional indemnity/directors and officers line of business across our Lloyd’s portfolios arising from a change in projected ultimate losses and reductions in case reserve estimates for large claims, continued favorable actual experience versus expected losses in our workers’ compensation line of business, as well as favorable actual experience versus expected losses across multiple StarStone International books of business. Partially offsetting this favorable development was an increase in net incurred losses of $22 million due to our reevaluation of our gross and net exposure on COVID-19 related losses.
Six Months Ended June 30, 2022:
The reduction in estimates of net ultimate losses of $161 million related to prior periods was driven by the Run-off and Enhanzed Re segments primarily due to favorable loss activity in the professional indemnity/directors and officers and workers’ compensation lines of business and favorable claim activity on Enhanzed Re’s catastrophe business, respectively.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 72

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 5. Losses and Loss Adjustment Expenses

Six Months Ended June 30, 2021:
The reduction in estimates of net ultimate losses of $69 million related to prior periods was driven by the Run-off segment as a result of favorable development in our professional indemnity/directors and officers line of business across our Lloyd’s portfolios arising from a change in projected ultimate losses and reductions in case reserve estimates for large claims, continued favorable actual experience versus expected losses in our workers’ compensation line of business, as well as favorable actual experience versus expected losses across multiple StarStone International books of business. Partially offsetting this favorable development was an increase in net incurred losses of $22 million due to our reevaluation of our gross and net exposure on COVID-19 related losses.
Amortization of DCAs
Three and Six Months Ended June 30, 2022:
The amortization of DCAs for the three and six months ended June 30, 2022 of $80 million and $113 million, respectively, was primarily driven by the reduction in estimates of net ultimate losses in the professional indemnity/directors and officers line of business which resulted in an acceleration of the amortization of the associated DCA.
Three and Six Months Ended June 30, 2021:
The amortization of DCAs for the three and six months ended June 30, 2021 of $23 million and $31 million, respectively, was related to normal amortization consistent with loss settlement periods.
Changes in Fair Value - Fair Value Option
Three Months Ended June 30, 2022 and 2021:
PPD was favorably impacted by changes in the fair value of liabilities for which we have elected the fair value option of $48 million for the three months ended June 30, 2022 which was primarily driven by increases in corporate bond yields, which is a component of the discount rate used to calculate the fair value of the liabilities, in 2022. For the comparative period, PPD was adversely impacted by changes in the fair value of liabilities for which we have elected the fair value option of $17 million due to a decrease in corporate bond yields.
Six Months Ended June 30, 2022 and 2021:
PPD was favorably impacted by changes in the fair value of liabilities for which we have elected the fair value option of $146 million and $58 million for the six months ended June 30, 2022 and 2021, respectively, which was primarily driven by increases in corporate bond yields in 2022 and 2021, respectively.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 73

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 6. Defendant Asbestos and Environmental Liabilities

6. DEFENDANT ASBESTOS AND ENVIRONMENTAL LIABILITIES

The carrying value of the defendant asbestos and environmental liabilities (“defendant A&E liabilities”), insurance recoveries, future estimated expenses and the fair value adjustments related to DCo and Morse TEC were as follows:

	June 30, 2022	December 31, 2021
	(in millions of U.S. dollars)
Defendant A&E liabilities:
Defendant asbestos liabilities	$803	$826
Defendant environmental liabilities	11	11
Estimated future expenses	36	37
Fair value adjustments	(230)	(236)
Defendant A&E liabilities	620	638

Insurance balances recoverable:
Insurance recoverables related to defendant asbestos liabilities (net of allowance: 2022 and 2021 - $5)	240	264
Fair value adjustments	(49)	(51)
Insurance balances recoverable	191	213

Net liabilities relating to defendant A&E exposures	$429	$425
The table below provides a consolidated reconciliation of the beginning and ending liability for defendant A&E liabilities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions of U.S. dollars)
Balance as of January 1	$631	$692	$638	$706
Insurance balances recoverable	(192)	(248)	(213)	(250)
Net balance as of January 1	439	444	425	456
Total net recoveries (paid claims)	(12)	(12)	4	(17)
Amounts recorded in other income:
Reduction in estimates of ultimate net liabilities	(1)	(5)	(4)	(14)
Reduction in estimated future expenses	(1)	—	(1)	(3)
Amortization of fair value adjustments	4	5	5	10
Total other expense	2	—	—	(7)
Net balance as of June 30	429	432	429	432
Insurance balances recoverable	191	246	191	246
Balance as of June 30	$620	$678	$620	$678
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 74

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 7. Fair Value Measurements

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

Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 75

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 7. Fair Value Measurements

We have categorized our assets and liabilities that are recorded at fair value on a recurring basis among levels based on the observability of inputs, or measured using NAV per share (or its equivalent) as follows:

	June 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured Using NAV as Practical Expedient	Total Fair Value
	(in millions of U.S. dollars)
Investments:
Short-term and fixed maturity investments:
U.S. government and agency	$—	$622	$—	$—	$622
U.K. government	—	75	—	—	75
Other government	—	520	—	—	520
Corporate	—	5,814	—	—	5,814
Municipal	—	233	—	—	233
Residential mortgage-backed	—	481	—	—	481
Commercial mortgage-backed	—	983	—	—	983
Asset-backed	—	788	—	—	788
Structured products	—	858	—	—	858
	$—	$10,374	$—	$—	$10,374

Other assets included within funds held - directly managed	$—	$46	$—	$—	$46
Equities:
Publicly traded equity investments	$382	$38	$—	$—	$420
Exchange-traded funds	995	—	—	—	995
Privately held equity investments	—	—	328	33	361
	$1,377	$38	$328	$33	$1,776
Other investments:
Hedge funds	$—	$—	$—	$447	$447
Fixed income funds	—	160	—	449	609
Equity funds	—	3	—	—	3
Private equity funds	—	—	—	1,240	1,240
CLO equities	—	144	—	—	144
CLO equity funds	—	—	—	213	213
Private credit funds	—	—	—	318	318
Real estate debt fund	—	—	—	151	151
	$—	$307	$—	$2,818	$3,125
Total Investments	$1,377	$10,765	$328	$2,851	$15,321
Cash and cash equivalents:	$362	$38	$—	$—	$400
Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$327	$—	$327

Funds held by reinsured companies:	$—	$—	$27	$—	$27

Other Assets:
Derivatives qualifying as hedging	$—	$14	$—	$—	$14
Derivatives not qualifying as hedging	—	5	—	—	5
Derivative instruments	$—	$19	$—	$—	$19

Losses and LAE:	$—	$—	$1,499	$—	$1,499

Other Liabilities:
Derivatives not qualifying as hedging	$—	$4	$—	$—	$4
Derivative instruments	$—	$4	$—	$—	$4
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 76

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 7. Fair Value Measurements

	December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured Using NAV as Practical Expedient	Total Fair Value
	(in millions of U.S. dollars)
Investments:
Short-term and fixed maturity investments:
U.S. government and agency	$—	$747	$—	$—	$747
U.K government	—	83	—	—	83
Other government	—	663	—	—	663
Corporate	—	6,814	—	—	6,814
Municipal	—	286	—	—	286
Residential mortgage-backed	—	610	—	—	610
Commercial mortgage-backed	—	1,074	—	—	1,074
Asset-backed	—	944	—	—	944
Structured products	—	1,033	—	—	1,033
	—	12,254	—	—	12,254

Other assets included within funds held - directly managed	$—	$201	$—	$—	$201
Equities:
Publicly traded equity investments	$239	$42	$—	$—	$281
Exchange-traded funds	1,342	—	—	—	1,342
Privately held equity investments	—	—	347	25	372
	$1,581	$42	$347	$25	$1,995
Other investments:
Hedge funds	$—	$—	$—	$291	$291
Fixed income funds	—	231	—	342	573
Equity funds	—	5	—	—	5
Private equity funds	—	—	—	752	752
CLO equities	—	161	—	—	161
CLO equity funds	—	—	—	207	207
Private credit funds	—	—	—	275	275
Real estate debt fund	—	—	—	69	69
	$—	$397	$—	$1,936	$2,333
Total Investments	$1,581	$12,894	$347	$1,961	$16,783
Cash and cash equivalents	$1,295	$112	$—	$—	$1,407
Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$432	$—	$432
Other Assets:
Derivatives not qualifying as hedging	—	2	—	—	2
Derivative instruments	$—	$2	$—	$—	$2

Losses and LAE:	$—	$—	$1,989	$—	$1,989

Other Liabilities:
Derivatives qualifying as hedging	$—	$7	$—	$—	$7
Derivatives not qualifying as hedging	—	10	—	—	10
Derivative instruments	$—	$17	$—	$—	$17
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 77

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 7. Fair Value Measurements

Valuation Methodologies of Financial Instruments Measured at Fair Value
The following includes only material changes in our valuation methodologies of financial instruments measured at fair value as disclosed in Note 12 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021, and relate to changes resulting from the Aspen transaction.
Funds Held by Reinsured Companies
The fair value of the embedded derivative representing the contractually agreed variable return on our Aspen funds held by reinsured companies is classified as Level 3 and is calculated using an internal model.
The fair value was calculated as the difference between:
i.the present value of all future expected interest payments based on the full crediting rate, calculated using a Monte Carlo simulation model; and
ii.the present value of all future expected interest payments based on the base crediting rate, calculated using a discounted cash flow model.
The Monte Carlo simulation model uses:
i.a continuous forward risk-free rate commensurate with the crediting interest rate period (observable); and
ii.an estimated historical volatility rate based upon the annualized standard deviation of daily log returns observed on a portfolio replicating the Aspen investment over a period commensurate with the crediting rate period (unobservable).
The discounted cash flow model uses:
i.estimated expected loss payments based upon an appropriate payment pattern developed in accordance with standard actuarial techniques (unobservable);
ii.a risk-free rate based on U.S. treasury rates as of the valuation date (observable); and
iii.a credit spread based upon the historical option adjusted spread of the Aspen publicly traded corporate debt instrument (observable).
Level 3 Measurements and Changes in Leveling
Transfers into or out of levels are recorded at their fair values as of the end of the reporting period, consistent with the date of determination of fair value.
Investments
The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Privately-held Equities	Total	Privately-held Equities	Other Investments	Total

	(in millions of U.S. dollars)
Beginning fair value	$345	$345	$330	$10	$340
Purchases	—	—	20	—	20
Sales and paydowns	(15)	(15)	—	(10)	(10)
Total unrealized losses (1)	(2)	(2)	(1)	—	(1)
Ending fair value	$328	$328	$349	$—	$349
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 78

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 7. Fair Value Measurements

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Privately-held Equities	Total	Privately-held Equities	Other Investments	Total

	(in millions of U.S. dollars)
Beginning fair value	$347	$347	$275	$10	$285
Purchases		$—	$77	$—	$77
Sales and paydowns	$(15)	$(15)	$—	$(10)	$(10)
Total unrealized losses (1)	$(4)	$(4)	$(3)	$—	$(3)
Ending fair value	$328	$328	$349	$—	$349
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
Valuations Techniques and Inputs
The table below presents the quantitative information related to the fair value measurements for our privately held equity investments measured at fair value on a recurring basis using Level 3 inputs:

Qualitative Information about Level 3 Fair Value Measurements
Valuation Techniques	Fair Value as of June 30, 2022	Unobservable Input	Range (Average) (1)
	(in millions of U.S. dollars)
Guideline company methodology	$221	Distribution waterfall	12.46 - 12.47
Dividend discount model; Guideline companies method	80	Multiple on Invested capital Discount rate Exit multiple	0.79x - 1.13x 9.0% - 12.3% 1.2x - 1.4x (1.3x)
Cost as approximation of fair value	27	Cost as approximation of fair value
	$328
(1) The average represents the arithmetic average of the inputs and is not weighted by the relative fair value.
Funds Held by Reinsured Companies - Embedded Derivative
As of June 30, 2022, we recognized an embedded derivative of $27 million in relation to the Aspen LPT transaction to account for the fair value of the full crediting rate we expect to earn on the $1.9 billion of funds withheld received as premium consideration.
Valuations Techniques and Inputs
The table below presents the quantitative information related to the fair value measurements for the embedded derivative on our funds held by reinsured companies measured at fair value on a recurring basis using Level 3 inputs:

Qualitative Information about Level 3 Fair Value Measurements
Valuation Techniques	Fair Value as of June 30, 2022	Unobservable Input	Average
	(in millions of U.S. dollars)
Monte Carlo simulation model; Discounted cash flow analysis	$27	Volatility rate; Expected loss payments	4.44% $1.7 billion
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 79

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 7. Fair Value Measurements

Insurance Contracts - Fair Value Option
The following table presents a reconciliation of the beginning and ending balances for all insurance contracts measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended June 30,
	2022			2021
	Liability for losses and LAE	Reinsurance balances recoverable	Net	Liability for losses and LAE	Reinsurance balances recoverable	Net
	(in millions of U.S. dollars)
Beginning fair value	$1,764	$388	$1,376	$2,278	$491	$1,787
Incurred losses and LAE:
(Reduction) increase in estimates of ultimate losses	(21)	(12)	(9)	(4)	6	(10)
Reduction in provisions for ULAE	(6)	—	(6)	(3)	—	(3)
Changes in fair value due to changes in:
Average payout	16	(8)	24	5	1	4
Corporate bond yield	(90)	(18)	(72)	19	6	13
Total change in fair value	(74)	(26)	(48)	24	7	17
Total incurred losses and LAE	(101)	(38)	(63)	17	13	4
Paid losses	(83)	(12)	(71)	(61)	(11)	(50)
Effect of exchange rate movements	(81)	(11)	(70)	1	—	1
Ending fair value	$1,499	$327	$1,172	$2,235	$493	$1,742

	Six Months Ended June 30,
	2022			2021
	Liability for losses and LAE	Reinsurance balances recoverable	Net	Liability for losses and LAE	Reinsurance balances recoverable	Net
	(in millions of U.S. dollars)
Beginning fair value	$1,989	$432	$1,557	$2,453	$521	$1,932
Incurred losses and LAE:
Reduction in estimates of ultimate losses	(27)	(14)	(13)	(12)	7	(19)
Reduction in unallocated LAE	(10)	—	(10)	(7)	—	(7)
Change in fair value due to changes in :
Average payout	21	3	18	8	2	6
Corporate bond yield	(204)	(40)	(164)	(78)	(14)	(64)
Total change in fair value	(183)	(37)	(146)	(70)	(12)	(58)
Total incurred losses and LAE	(220)	(51)	(169)	(89)	(5)	(84)
Paid losses	(163)	(40)	(123)	(135)	(23)	(112)
Effect of exchange rate movements	(107)	(14)	(93)	6	—	6
Ending fair value	$1,499	$327	$1,172	$2,235	$493	$1,742
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 80

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 7. Fair Value Measurements

Below is a summary of the quantitative information regarding the significant observable and unobservable inputs used in the internal model to determine fair value on a recurring basis:

Valuation Technique		June 30, 2022	December 31, 2021
	Unobservable (U) and Observable (O) Inputs	Weighted Average
Internal model	Corporate bond yield (O)	A rated	A rated
Internal model	Credit spread for non-performance risk (U)	0.2%	0.2%
Internal model	Risk cost of capital (U)	5.1%	5.1%
Internal model	Weighted average cost of capital (U)	8.25%	8.25%
Internal model	Average payout - liability (U)	7.92 years	7.95 years
Internal model	Average payout - reinsurance balances recoverable on paid and unpaid losses (U)	7.79 years	7.63 years
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
Disclosure of Fair Values for Financial Instruments Carried at Cost
Senior and Subordinated Notes
The following table presents the fair values of our Senior and Subordinated Notes carried at amortized cost:

	June 30, 2022
	Amortized Cost	Fair Value
	(in millions of U.S. dollars)
4.95% Senior Notes due 2029	$496	$478
3.10% Senior Notes due 2031	495	396
Total Senior Notes	$991	$874
5.75% Junior Subordinated Notes due 2040	$345	$319
5.50% Junior Subordinated Notes due 2042	493	411
5.50% Enhanzed Re's Subordinated Notes due 2031	76	61
Total Subordinated Notes	$914	$791
The fair value of our Senior Notes and our Junior Subordinated Notes due 2040 and 2042 was based on observable market pricing from a third party pricing service, whereas the fair value of Enhanzed Re’s Subordinated Notes due 2031 was based on observable market pricing for comparable debt from a third party pricing service.
Both the Senior and Subordinated Notes are classified as Level 2.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 81

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 8. Variable Interest Entities

8. VARIABLE INTEREST ENTITIES

We have investments in certain limited partnership funds which are deemed to be variable interest entities ("VIEs"). The activities of these VIEs are generally limited to holding investments and our involvement in these entities is passive in nature. We consolidate all VIEs in which we are considered to be the primary beneficiary.
InRe Fund
During 2021, we redeemed an aggregate of $2.7 billion from the InRe Fund and completed the liquidation of our investment in the fourth quarter of 2021.
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
During the three and six months ended June 30, 2021, we recognized net investment expenses for the InRe Fund of $20 million for both periods; and net unrealized gains of $216 million and $293 million, respectively.
During the three and six months end June 30, 2021, our consolidated statements of cash flows included net operating cash flows of $1.2 billion for both periods, driven by net sales of trading securities, partially offset by net payments to cover securities sold short; and net investing cash flows of $574 million, for both periods, resulting from the initial consolidation of the InRe Fund's cash and restricted cash balances.
Nonconsolidated VIEs
The tables below present the fair value of our investments in nonconsolidated VIEs as well as our maximum exposure to loss associated with these VIEs:

	June 30, 2022			December 31, 2021
	Fair Value	Unfunded Commitments	Maximum Exposure to Loss	Fair Value	Unfunded Commitments	Maximum Exposure to Loss
	(in millions of U.S. dollars)
Equities
Publicly traded equity investment in common stock	$58	$—	$58	$64	$—	$64
Other investments
Hedge funds	$447	$—	$447	$291	$45	$336
Fixed income funds	287	45	332	171	36	207
Private equity funds	1,184	893	2,077	697	930	1,627
CLO equity funds	213	—	213	207	31	238
Private credit funds	42	189	231	14	166	180
Real estate funds	151	577	728	69	418	487
Total	$2,324	$1,704	$4,028	$1,449	$1,626	$3,075
Total investments in nonconsolidated VIEs	$2,382	$1,704	$4,086	$1,513	$1,626	$3,139
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 82

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 9. Debt Obligations

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
We incurred costs of $7 million in issuing the 2042 Junior Subordinated Notes. The net proceeds of the 2042 Junior Subordinated Notes were partially used to fund the payment at maturity of the outstanding $280 million aggregate principal amount of our 2022 Senior Notes.
Amendment to Existing Letter of Credit Facility
On June 27, 2022, we entered into an amendment to our existing $250 million letter of credit facility to procure the issuance of an additional $115 million letter of credit, thereby increasing the aggregate face amount of letters of credit issued under the facility to $365 million.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 83

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 10. Noncontrolling Interests

10. NONCONTROLLING INTERESTS

Redeemable Noncontrolling Interests
The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the redeemable non-controlling interests (“RNCI”):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions of U.S. dollars)
Balance at beginning of period	$181	$175	$179	$365
Distributions paid	—	—	—	(202)
Net (loss) earnings attributable to RNCI	(5)	2	—	14
Change in unrealized losses on AFS investments attributable to RNCI	(2)	—	(5)	—
Change in currency translation adjustments attributable to RNCI	—	—	—	1
Change in redemption value of RNCI	—	—	—	(1)
Balance as of June 30	$174	$177	$174	$177
The decrease in RNCI for the six months ended June 30, 2021 was primarily driven by the Exchange Transaction5, which was completed on January 1, 2021. Following the completion of the Exchange Transaction, there is no RNCI in respect of Northshore Holdings Limited ("Northshore"), the holding company of Atrium Underwriting Group Limited and Arden Reinsurance Company, and the remaining RNCI as of December 31, 2021 and June 30, 2022 relates only to the remaining international operations of StarStone Specialty Holdings Limited.
Noncontrolling Interests
As of June 30, 2022 and December 31, 2021, we had $193 million and $230 million, respectively, of non-controlling interests (“NCI”) primarily related to external interests in three of our subsidiaries, including Enhanzed Re. A reconciliation of the beginning and ending carrying amount of the equity attributable to NCI is included in the condensed consolidated statements of changes in shareholder's equity.
5 The exchange of a portion of our indirect interest in Northshore for all of the Trident V Funds indirect interest in StarStone U.S.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 84

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 11. Shareholders' Equity

11. SHAREHOLDERS' EQUITY

Ordinary Shares
The following is a reconciliation of our beginning and ending ordinary shares:

	Voting Ordinary Shares	Non-Voting Convertible Ordinary Series C Shares	Non-Voting Convertible Ordinary Series E Shares	Total Ordinary Shares
Balance as of December 31, 2021	16,625,862	1,192,941	404,771	18,223,574
Shares issued (1)	48,203	—	—	48,203
Shares repurchased (2)	(697,580)	—	—	(697,580)
Balance as of June 30, 2022	15,976,485	1,192,941	404,771	17,574,197

(1) Ordinary Shares issued in relation to share-based compensation plan awards and the Employee Share Purchase Plan.
(2) Ordinary Shares that we have repurchased are subject to immediate retirement, resulting in a reduction to the number of Ordinary Shares issued and outstanding.
Voting Ordinary Shares
Share Repurchases
The following table presents our ordinary shares repurchased:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in millions of U.S. dollars, except share and per share data)
Ordinary shares repurchased	535,446	30,364	697,580	48,367
Average price per ordinary share	$226.78	$237.39	$233.92	$236.39
Aggregate price	$121	$7	$163	$11
In April 2022, we fully utilized the remaining capacity under the 2021 Repurchase Program.
On May 5, 2022, our Board of Directors authorized the repurchase of up to $200 million of our ordinary shares (the “2022 Repurchase Program”), which is effective through May 5, 2023. As of June 30, 2022, the remaining capacity under the 2022 Repurchase Program was $95 million.
Preferred Shares
Dividends on Preferred Shares
During the three months ended June 30, 2022 and 2021, we declared and paid dividends on Series D Preferred Shares of $7 million and on Series E Preferred Shares of $2 million for both periods.
During the six months ended June 30, 2022 and 2021, we declared and paid dividends on Series D Preferred Shares of $14 million and on Series E Preferred Shares of $4 million for both periods.

Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 85

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 11. Shareholders' Equity

Accumulated Other Comprehensive Loss
The following table presents details about the tax effects allocated to each component of other comprehensive loss:

	Three Months Ended
	June 30,
	2022			2021
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount
	(in millions of U.S. dollars)
Unrealized (losses) gains on fixed income AFS investments arising during the period	$(268)	$(1)	$(269)	$59	$(2)	$57
Reclassification adjustment for change in allowance for credit losses recognized in net (loss) earnings	12	1	13	(5)	—	(5)
Reclassification adjustment for net realized losses (gains) included in net (loss) earnings	16	1	17	(1)	—	(1)
Change in currency translation adjustment	1	—	1	—	—	—
Other comprehensive income (loss)	$(239)	$1	$(238)	$53	$(2)	$51

	Six Months Ended
	June 30,
	2022			2021
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount
	(in millions of U.S. dollars)
Unrealized losses on fixed income AFS investments arising during the period	$(555)	$5	$(550)	$(57)	$3	$(54)
Reclassification adjustment for change in allowance for credit losses recognized in net (loss) earnings	32	—	32	7	—	7
Reclassification adjustment for net realized gains (losses) included in net (loss) earnings	31	—	31	(2)	—	(2)
Reclassification to earnings on disposal of subsidiary	—	—	—	1	—	1
Change in currency translation adjustment	2	—	2	1	—	1
Other comprehensive income (loss)	$(490)	$5	$(485)	$(50)	$3	$(47)
The following table presents details of amounts reclassified from accumulated other comprehensive loss:

	Three Months Ended
Details about AOCI components	June 30, 2022	June 30, 2021	Affected Line Item in Statement where Net Earnings are presented
	(in millions of U.S. dollars)
Unrealized (losses) gains on fixed income AFS investments	$(28)	$6	Net realized (losses) gains
	(28)	6	Total before tax
	(2)	—	Income tax benefit
Total reclassifications for the period, net of tax	$(30)	$6

	Six Months Ended
Details about AOCI components	June 30, 2022	June 30, 2021	Affected Line Item in Statement where Net Earnings are presented
	(in millions of U.S. dollars)
Unrealized losses on fixed income AFS investments	$(63)	$(6)	Net realized (losses) gains
Total reclassifications for the period, net of tax	$(63)	$(6)
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 86

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 12. Earnings Per Share

12. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per ordinary share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions of U.S. dollars, except share and per share data)
Numerator:
Net (loss) earnings attributable to Enstar ordinary shareholders:	$(493)	$378	$(775)	$561

Denominator:
Weighted-average ordinary shares outstanding — basic (1)	17,224,449	21,631,749	17,400,257	21,597,236
Effect of dilutive securities:
Share-based compensation plans (2)	246,242	200,469	234,441	214,849
Warrants (3)	—	—	—	80,659
Weighted-average ordinary shares outstanding — diluted (4)	17,470,691	21,832,218	17,634,698	21,892,744

(Loss) earnings per share attributable to Enstar ordinary shareholders:
Basic	$(28.62)	$17.44	$(44.54)	$25.95
Diluted (4)	$(28.62)	$17.28	$(44.54)	$25.60
(1) Weighted-average ordinary shares for basic earnings per share includes ordinary shares (voting and non-voting), but excludes ordinary shares held in the Enstar Group Limited Employee Benefit Trust (the "EB Trust") in respect of Joint Share Ownership Plan ("JSOP") awards.
(2) Share-based dilutive securities include restricted shares, restricted share units, and performance share units. Certain share-based compensation awards, including the ordinary shares held in the EB Trust in respect of JSOP awards, were excluded from the calculation for the three and six months ended June 30, 2022 and 2021 because they were anti-dilutive.
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

13. SHARE-BASED COMPENSATION

Joint Share Ownership Plan Award Amendment
On July 1, 2022, the terms of the JSOP award made to our Chief Executive Officer (“CEO”) on January 21, 20206 were amended to extend the vesting date of the award from January 20, 2023 to January 20, 2025. The amendment preserved the compound annual growth used to determine the hurdle price that must be achieved in order for the JSOP award to vest, which resulted in an increase to the hurdle from $266.00 to $315.53. A corresponding extension was made to the term of the performance condition based on growth in fully diluted book value per share from December 31, 2022 to December 31, 2024.
The accounting for stock-settled JSOP awards is similar to options, whereby the grant date fair value is expensed over the life of the award. The incremental fair value of the amended award on July 1, 2022 was $15 million, or $27.25 per share, which will be expensed over the remaining life of the award commencing from July 1, 2022.

6 For further details on the original award, refer to Note 20 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 87

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 14. Related Party Transactions

14. RELATED PARTY TRANSACTIONS

The following tables summarize our related party balances and transactions. Additional details about the nature of our relationships and transactions are disclosed in Note 22 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

As of June 30, 2022	Stone Point (1) (2)	Northshore	Monument	AmTrust	Citco	Core Specialty	Other (3)
	(in millions of U.S. dollars)
Assets
Short-term investments, AFS, at fair value	$1	$10	$—	$—	$—	$—	$—
Fixed maturities, trading, at fair value	106	144	—	—	—	—	—
Fixed maturities, AFS, at fair value	468	—	—	—	—	—	—
Equities, at fair value	151	37	—	221	—	—	—
Other investments, at fair value	533	10	—	—	—	—	1,765
Equity method investments	—	—	208	—	57	224	17
Total investments	1,259	201	208	221	57	224	1,782
Cash and cash equivalents	37	28	—	—	—	—	—
Restricted cash and cash equivalents	—	4	—	—	—	—	—
Reinsurance balances recoverable on paid and unpaid losses	—	53	—	—	—	2	—
Funds held by reinsured company	—	26	—	—	—	33	—
Other assets	—	44	—	—	—	10	—
Liabilities
Losses and LAE	—	202	—	—	—	417	—
Insurance and reinsurance balances payable	—	48	—	—	—	35	—
Other liabilities	—	68	—	—	—	—	—
Net assets (liabilities)	$1,296	$38	$208	$221	$57	$(183)	$1,782
Redeemable noncontrolling interests	$167	$—	$—	$—	$—	$—	$—
(1) As of June 30, 2022, investment funds managed by Stone Point Capital LLC ("Stone Point") own 1,546,196 of our Voting Ordinary Shares, which constitutes 9.7% of our outstanding Voting Ordinary Shares. On May 10, 2022, we entered into a purchase agreement with Trident Public Equity LP, an affiliate of Stone Point, to repurchase 89,790 of our Voting Ordinary Shares for an aggregate purchase price of $20 million. The transaction was priced at $222.74 per share representing a 5% discount to the closing price of our Voting Ordinary Shares on the NASDAQ stock market on May 9, 2022.
(2) As of June 30, 2022, we had unfunded commitments of $175 million to other investments, and $19 million to privately held equity managed by Stone Point and its affiliated entities.
(3) Other related party investments include investments in limited partnerships and partnership-like limited liabilities companies, for which had we not elected the fair value option, would be accounted for as equity method investments. We have disclosed our investments in these entities on an aggregated basis as they are individually immaterial.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 88

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 14. Related Party Transactions

As of December 31, 2021	Stone Point	AnglePoint HK (1)	Northshore	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
Assets
Fixed maturities, trading, at fair value	$122	$—	$180	$—	$—	$—	$—	$—
Fixed maturities, AFS, at fair value	332	—	1	—	—	—	—	—
Equities, at fair value	153	—	37	—	224	—	—	—
Other investments, at fair value	563	9	14	—	—	—	—	1,278
Equity method investments	—	—	—	194	—	56	225	18
Total investments	1,170	9	232	194	224	56	225	1,296
Cash and cash equivalents	14	—	27	—	—	—	—	—
Restricted cash and cash equivalents	—	—	4	—	—	—	—	—
Reinsurance balances recoverable on paid and unpaid losses	—	—	63	—	—	—	2	—
Funds held by reinsured company	—	—	35	—	—	—	41	—
Other assets	—	—	28	—	—	—	13	—
Liabilities
Losses and LAE	—	—	226	—	—	—	504	—
Insurance and reinsurance balances payable	—	—	63	—	—	—	5	—
Other liabilities	—	—	63	—	—	—	—	—
Net assets (liabilities)	$1,184	$9	$37	$194	$224	$56	$(228)	$1,296
Redeemable noncontrolling interests	$172	$—	$—	$—	$—	$—	$—	$—
(1) Subsequent to December 31, 2021, AnglePoint HK ceased to be a related party.

	Three Months Ended
	June 30, 2022
	Stone Point	Northshore	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
INCOME
Net premiums earned	$—	$4	$—	$—	$—	$1	$—
Net investment income	5	2	—	1	—	—	—
Net unrealized losses	(45)	(2)	—	(1)	—	—	(2)
Other income	—	1	—	—	—	2	—
Total (loss) income	(40)	5	—	—	—	3	(2)

EXPENSES
Net incurred losses and LAE	—	4	—	—	—	(8)	—
Acquisition costs	—	2	—	—	—	1	—
General and administrative expenses	—	(1)	—	—	—	—	—
Total expenses	—	5	—	—	—	(7)	—

Earnings from equity method investments	—	—	7	—	1	(7)	—
Total net (loss) earnings	$(40)	$—	$7	$—	$1	$3	$(2)

Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 89

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 14. Related Party Transactions

	Three Months Ended
	June 30, 2021
	Stone Point	AnglePoint HK(1)	Northshore	Monument	AmTrust	Citco	Enhanzed Re(2)	Core Specialty	Other
	(in millions of U.S. dollars)
INCOME
Net premiums earned	$—	$—	$17	$—	$—	$—	$(2)	$(1)	$—
Net investment income	5	(20)	—	—	2	—	(1)	—	1
Net unrealized gains (losses)	22	217	—	—	(2)	—	—	—	24
Other income	—	—	(2)	—	—	—	2	4	—
Total income (loss)	27	197	15	—	—	—	(1)	3	25

EXPENSES
Net incurred losses and LAE	—	—	11	—	—	—	(1)	(1)	—
Acquisition costs	—	—	5	—	—	—	—	(2)	—
General and administrative expenses	—	—	1	—	—	—	—	—	—
Net foreign exchange losses	—	—	(2)	—	—	—	—	—	—
Total expenses	—	—	15	—	—	—	(1)	(3)	—

Earnings (losses) from equity method investments	—	—	—	2	—	—	(1)	(4)	—
Total net earnings (loss)	$27	$197	$—	$2	$—	$—	$(1)	$2	$25
(1) Includes earnings from our direct investment in the InRe Fund, which was managed by AnglePoint HK from April 1, 2021 to October 15, 2021, and another fund managed by AnglePoint HK. For the three months ended June 30, 2021, we incurred management and performance fee accruals. These fees were deducted from the AnglePoint HK funds’ reported net asset values and recorded as net investment expenses in the condensed consolidated statements of earnings.
(2) Following completion of the Step Acquisition and related consolidation, Enhanzed Re ceased to be a related party on September 1, 2021.

	Six Months Ended
	June 30, 2022
	Stone Point	Northshore	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
INCOME
Net premiums earned	$—	$7	$—	$—	$—	$—	$—
Net investment income	7	6	—	3	—	—	—
Net unrealized losses	(56)	(8)	—	(3)	—	—	(39)
Other income	—	2	—	—	—	5	—
Total (loss) income	(49)	7	—	—	—	5	(39)

EXPENSES
Net incurred losses and LAE	—	5	—	—	—	(8)	—
Acquisition costs	—	2	—	—	—	—	—
General and administrative expenses	—	—	—	—	—	—	—
Total expenses	—	7	—	—	—	(8)	—

Earnings from equity method investments	—	—	31	—	2	(1)	—
Total net (loss) earnings	$(49)	$—	$31	$—	$2	$12	$(39)

Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 90

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 14. Related Party Transactions

	Six Months Ended
	June 30, 2021
	Stone Point	Hillhouse (1)	AnglePoint HK(2)	Northshore	Monument	AmTrust	Citco	Enhanzed Re(3)	Core Specialty	Other
	(in millions of U.S. dollars)
INCOME
Net premiums earned	$—	$—	$—	$37	$—	$—	$—	$(2)	$3	$—
Net investment income	5	—	(20)	1	—	3	—	(2)	—	3
Net realized gains	—	77	—	—	—	—	—	—	—	—
Net unrealized gains (losses)	47	20	217	(1)	—	(3)	—	—	—	56
Other income	—	—	—	(9)	—	—	—	2	9	—
Total income (loss)	52	97	197	28	—	—	—	(2)	12	59

EXPENSES
Net incurred losses and LAE	—	—	—	15	—	—	—	(1)	(9)	—
Acquisition costs	—	—	—	10	—	—	—	—	(3)	—
General and administrative expenses	—	—	—	3	—	—	—	—	—	—
Total expenses	—	—	—	28	—	—	—	(1)	(12)	—

Earnings (losses) from equity method investments	—	—	—	—	17	—	1	104	(7)	—
Total net earnings (loss)	$52	$97	$197	$—	$17	$—	$1	$103	$17	$59

Change in unrealized losses on AFS investments	$—	$—	$—	$—	$—	$—	$—	$(1)	$—	$—
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
(2) Includes earnings from our direct investment in the InRe Fund, which was managed by AnglePoint HK from April 1, 2021 to October 15, 2021, and another fund managed by AnglePoint HK. For the six months ended June 30, 2021, we incurred management and performance fee accruals. These fees were deducted from the AnglePoint HK funds’ reported net asset values and recorded as net investment expenses in the condensed consolidated statements of earnings.
(3) Following completion of the Step Acquisition and related consolidation, Enhanzed Re ceased to be a related party on September 1, 2021.
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 91

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 15. Commitments and Contingencies

15. COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk
We are subject to credit risk principally in relation to our:
i.investments, including equity method investments;
ii.cash and cash equivalents and restricted cash and cash equivalents;
iii.assets pledged to ceding companies under reinsurance contracts;
iv.(re)insurance balances recoverable on paid and unpaid losses; and
v.funds held by reinsured companies and funds held - directly managed (together funds held).
As of June 30, 2022, we had funds held concentrations to reinsured companies exceeding 10% of shareholders’ equity of $5.7 billion (December 31, 2021: $4.4 billion) in aggregate. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us.
We limit the amount of credit exposure to any one counterparty, and none of our counterparty credit exposures, excluding U.S. government instruments and the counterparties noted above, exceeded 10% of shareholders’ equity as of June 30, 2022. Our credit exposure to the U.S. government was $1.0 billion as of June 30, 2022 (December 31, 2021: $1.2 billion).
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
Unfunded Investment Commitments
As of June 30, 2022, we had unfunded commitments of $1.9 billion to other investments, $29 million to privately held equity and $109 million to our majority owned subsidiary Enhanzed Re.
Guarantees
As of June 30, 2022 and December 31, 2021, parental guarantees supporting reinsurance obligations, defendant A&E liabilities, subsidiary capital support arrangements and credit facilities were $2.7 billion, for both periods. We also guarantee the 2040 and 2042 Junior Subordinated Notes, which have an aggregate principal amount of $850 million as of June 30, 2022 (December 31, 2021: $350 million).
Redeemable Noncontrolling Interests
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

Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 92

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 16. Subsequent Events

16. SUBSEQUENT EVENTS

Transactions
Argo
On August 8, 2022, we executed an LPT agreement with a wholly owned subsidiary of Argo Group International Holdings, Ltd. (“Argo”) covering a number of its U.S. casualty insurance portfolios, including construction, for accident years 2011 to 2019.
We will provide ground up cover of $746 million, and an additional $275 million of cover in excess of $821 million, up to a policy limit of $1.1 billion. Argo will retain a loss corridor of $75 million up to $821 million. The closing of the transaction is subject to regulatory approval and other closing conditions which we expect to be completed in the second half of 2022.
Investments
Reporting Lag
The impact from continued volatility in global financial markets during the second quarter of 2022 will be recognized in future periods as a result of Enhanzed Re and certain other investments being recorded on a one quarter lag basis.
We anticipate the net unrealized investment losses from this lag to be in the range between $300 million to $350 million, which we expect to record in our third quarter 2022 results. Excluding losses attributable to noncontrolling interests, we expect our share of these losses to be in the range between $240 million to $290 million.
As of June 30, 2022, the carrying value of Enhanzed Re’s investment portfolio, which is recorded on a one quarter lag, was $2.6 billion.
Noncontrolling Interests
Enhanzed Re
During the second quarter of 2022, Enhanzed Re declared and paid a $200 million dividend, whereby $150 million was retained by the Company, and $50 million was paid to Allianz in respect of its ownership interest in Enhanzed Re. The dividend will be reflected in our third quarter 2022 results.

Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 93

Item 4. Controls and Procedures

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2022. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded, except as noted below, that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
On September 1, 2021, we completed our acquisition of the controlling interest of Enhanzed Re. Enhanzed Re is reported on a one quarter lag and therefore its balance sheet and operating results as of and for the six months ended March 31, 2022 are included in our balance sheet and operating results as of and for the six months ended June 30, 2022. Enhanzed Re represented 11.9% of our total assets and 12.3% of our total consolidated net loss as a consolidated subsidiary as of and for the six months ended June 30, 2022. We are in the process of evaluating internal control over financial reporting for Enhanzed Re and have accordingly excluded Enhanzed Re from our evaluation of internal control over financial reporting and related disclosure controls and procedures.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 94

Part II - Other Information

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 15 to our condensed consolidated financial statements, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. The risk factors identified therein have not materially changed.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about ordinary shares acquired by the Company during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Dollar Value) of Shares that May Yet be Purchased Under the Program (1)
				(in millions of U.S. dollars)
Dollar amount available to be repurchased				$217
April 1, 2022 - April 30, 2022	65,249	$255.87	$65,249	17
May 1, 2022 - May 31, 2022	470,197	$222.74	$470,197	105
June 1, 2022 - June 30, 2022	—	$—	$—	—
	535,446		535,446	$95
(1) On November 29, 2021, our Board adopted an ordinary share repurchase program (the "2021 Repurchase Program"), for the purpose of repurchasing a limited number of our ordinary shares, not to exceed $100 million in aggregate. This plan was fully utilized in April 2022. On May 5, 2022, our Board authorized the repurchase of up to $200 million of our ordinary shares (the “2022 Repurchase Program”), which is effective through May 5, 2023. As of June 30, 2022, the remaining capacity under the 2022 Repurchase Program was $95 million.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

None.

Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 95

Part II - Other Information

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K/A filed on May 2, 2011).
3.2	Sixth Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 15, 2021).
3.3	Certificate of Designations of Series C Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 17, 2016).
3.4	Certificate of Designations of 7.00% fixed-to-floating rate perpetual non-cumulative preference shares, Series D (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 27, 2018).
3.5	Certificate of Designations of 7.00% perpetual non-cumulative preference shares, Series E (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 21, 2018).
10.1	Purchase Agreement, dated as of May 10, 2022, by and between Trident Public Equity LP and Enstar Group Limited (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 11, 2022).
10.2	Enstar Group Limited Amended and Restated 2016 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 1, 2022).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
_______________________________
* filed herewith
** furnished herewith
Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 96

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2022.

ENSTAR GROUP LIMITED

By:	/s/ Orla Gregory
Orla Gregory Chief Financial Officer, Authorized Signatory, Principal Financial Officer

By:	/s/ Michael Murphy
Michael P. Murphy Deputy Chief Financial Officer, Principal Accounting Officer

Enstar Group Limited | Second Quarter 2022 | Form 10-Q                 97