Form 10-Q
period 2022-09-30
Enstar Group LTD
filed 2022-11-03
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As at November 1, 2022, the registrant had outstanding 15,990,857 voting ordinary shares and 1,597,712 non-voting convertible ordinary shares, each par value $1.00 per share.

Enstar Group Limited
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2022

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

AFS	Available-for-sale
AmTrust	AmTrust Financial Services, Inc.
Annualized	Calculation of the quarterly result or year-to-date result multiplied by four and then divided by the number of quarters elapsed within the applicable year-to-date period.
AOCI	Accumulated other comprehensive income
Arden	Arden Reinsurance Company Ltd.
Atrium	Atrium Underwriting Group Limited
BMA	Bermuda Monetary Authority
BSCR	Bermuda Solvency Capital Requirement
BVPS	Book value per ordinary share - GAAP financial measure calculated by dividing Enstar ordinary shareholders’ equity by the number of ordinary shares outstanding.
Cavello	Cavello Bay Reinsurance Limited, a wholly-owned subsidiary
Citco	Citco III Limited
CLO	Collateralized loan obligation
Core Specialty	Core Specialty Insurance Holdings, Inc.
DCo	DCo LLC
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
The following discussion and analysis of our financial condition as of September 30, 2022 and our results of operations for the three and nine months ended September 30, 2022 and 2021 should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 8

Item 2 | Management's Discussion and Analysis | Operational Highlights

Operational Highlights

Our consolidated results reflect our continued progress on providing capital release solutions to our clients by acquiring and managing their run-off portfolios.
Operational highlights for the nine months ended September 30, 2022 include:
Assumed $3.2 billion of Loss Reserves from Run-off Transactions, including $3.1 billion from Aspen

•On May 20, 2022 we completed a loss portfolio transfer (“LPT”) transaction with Aspen Insurance Holdings Limited (“Aspen”) with respect to $3.1 billion of net loss reserves, subject to a limit of $3.6 billion. An existing ADC between Aspen and us that closed in June 2020 was absorbed into this LPT.
•As a result of this LPT transaction, we assumed an incremental $1.9 billion of net loss reserves with a diverse mix of property, liability and specialty lines of business, in exchange for incremental premium of $1.9 billion,1 and assumed claims control.
•On August 31, 2022, we closed a LPT transaction with Probitas Managing Agency Limited (“Probitas”) and assumed $61 million of net loss reserves with respect to the 2018 and prior year of account exposures of Probitas’ managed Syndicate 1492 which cover general liability and financial risks underwritten worldwide. The LPT will convert into a reinsurance to close (“RITC”) effective January 1, 2023, subject to regulatory approvals.
Commenced Unwind of Enhanzed Re’s Reinsurance Transactions

•On June 29, 2022, Enhanzed Re paid a $200 million dividend, of which $150 million was retained by the Company, and $50 million was paid to Allianz SE (“Allianz”) in respect of its ownership interest in Enhanzed Re. As a result of the one quarter reporting lag, the impact was reflected in our third quarter results.
•Following the completion of our strategic review of Enhanzed Re earlier this year, on August 18, 2022, we entered into a Master Agreement with Allianz through which we agreed to a series of transactions2 that will allow us to unwind Enhanzed Re in an orderly manner.
•Enhanzed Re completed the following transactions in the third quarter of 2022, the impact of which will be reflected in our fourth quarter results as a result of the one quarter reporting lag:
◦Commuted the catastrophe reinsurance business with Allianz, resulting in the recognition of a favorable commutation gain of $59 million; and
◦Repaid the $70 million of subordinated notes issued by Enhanzed Re to an affiliate of Allianz.
•Following receipt of regulatory approval on October 31, 2022, Enhanzed Re is expected to complete a novation of the reinsurance closed block of life annuity policies to Monument Re Limited (“Monument Re”) on or about November 7, 2022. We will settle the life liabilities and the related assets at carrying value in return for cash consideration as of the closing date. As at June 30, 2022, the carrying value of these items was $1.3 billion and $1.1 billion, respectively, which we would record as $270 million of other income if measured as of this date.
◦Activity for the period from July 1, 2022 to the closing date will impact the amount of other income recorded.
◦A portion of our other income recorded will be subject to deferral to account for our 20% ownership interest in Monument Re and our net earnings attributable to Enstar will be reduced by the amount attributable to Allianz’s noncontrolling interest in Enhanzed Re. The final impact of the novation will be reflected in our first quarter 2023 results as a result of the one quarter reporting lag.
Executed Capital Transactions

•We completed a $500 million junior subordinated notes offering in January 2022, the net proceeds of which were primarily used to fund the payment at maturity of the outstanding $280 million aggregate principal amount of our senior notes, which matured in March 2022.
1    Refer to “New Business” section for further details.
2     Refer to “Note 17” to our condensed consolidated financial statements for further details.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 9

Item 2 | Management's Discussion and Analysis | Operational Highlights

•We repurchased 697,580 voting ordinary shares during the nine months ended September 30, 2022 for an aggregate $163 million, representing an average price per share of $233.92. During the nine months ended September 30, 2022, we utilized $105 million of the $200 million authorized under the 2022 Repurchase Program and the remaining $59 million authorized under the 2021 Repurchase Program to repurchase our ordinary shares. There were no share repurchases during the three months ended September 30, 2022.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 10

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Consolidated Results of Operations - For the Three and Nine Months Ended September 30, 2022 and 2021

Primary GAAP Financial Measures
We use the following GAAP measures to manage the company and monitor our performance:
•Net earnings and Net earnings attributable to Enstar ordinary shareholders, which collectively provide a measure of our performance focusing on underwriting, investment and expense results;
•Comprehensive income attributable to Enstar, which provides a measure of the total return, including unrealized investment gains and losses on investments, as well as other elements of other comprehensive income;
•Book value per share (“BVPS”), which we use to measure the value of our company over time;
•Return on equity (“ROE”), which measures our profitability by dividing our earnings attributable to the company by our shareholders’ equity;
•Total investment return (“TIR”), which measures the rate of return we obtain, earned and both realized and unrealized, on our investments; and
•Run-off liability earnings (“RLE”), which measures the rate of return we obtain on managing our run-off liabilities by dividing our prior period net incurred losses and LAE by our average net loss reserves.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 11

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

The following table sets forth certain condensed consolidated financial information:

	Three Months Ended				Nine Months Ended
	September 30,		$ / pp Change		September 30,		$ / pp Change
	2022	2021			2022	2021
	(in millions of U.S. dollars, except per share data)
Underwriting Results
Net premiums earned	$4	$52	$(48)		$52	$204	$(152)
Net incurred losses and LAE
Current period	(13)	(42)	29		(39)	(146)	107
Prior period	109	69	40		331	189	142
Total net incurred losses and LAE	96	27	69		292	43	249
Policyholder benefit expenses	(7)	—	(7)		(25)	—	(25)
Acquisition costs	—	(11)	11		(20)	(50)	30

Investment Results
Net investment income	116	93	23		302	231	71
Net realized (losses) gains	(36)	6	(42)		(111)	1	(112)
Net unrealized (losses) gains	(546)	(280)	(266)		(1,518)	110	(1,628)
Earnings (losses) from equity method investments	(20)	(14)	(6)		12	101	(89)

General and administrative expenses	(67)	(93)	26		(235)	(269)	34

NET (LOSS) EARNINGS	(478)	(188)	(290)		(1,266)	405	(1,671)

NET (LOSS) EARNINGS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(444)	$(196)	$(248)		$(1,219)	$365	$(1,584)

COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO ENSTAR	$(612)	$(217)	$(395)		$(1,843)	$315	$(2,158)

GAAP measures:
ROE	(10.6)%	(2.9)%	(7.7)	pp	(21.8)%	5.9%	(27.7)	pp
Annualized ROE					(29.1)%	7.9%	(37.0)	pp
Annualized RLE					3.8%	2.5%	1.3	pp
Annualized TIR					(8.7)%	2.8%	(11.5)	pp

Non-GAAP measures:
Adjusted ROE*	(2.9)%	(2.8)%	(0.1)	pp	(7.0)%	7.7%	(14.7)	pp
Annualized Adjusted ROE*					(9.4)%	10.2%	(19.6)	pp
Annualized Adjusted RLE *					0.5%	1.4%	(0.9)	pp
Annualized Adjusted TIR*					(1.0)%	4.1%	(5.1)	pp
					As of		$ Change
					September 30, 2022	December 31, 2021
GAAP measure:
BVPS					$208.60	$316.34	$(107.74)

Non-GAAP measure:
Adjusted BVPS*					$206.25	$310.80	$(104.55)
pp - Percentage point(s)
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.

Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 12

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Overall Results
Three Months Ended September 30, 2022 versus 2021:
Net loss attributable to Enstar ordinary shareholders for the three months ended September 30, 2022 was $444 million, an increase from the comparative quarter of $248 million as a result of:
•An increase in our negative total investment return of $291 million, consisting of the aggregate net investment income, net realized and unrealized losses and losses from equity method investments, primarily driven by an increase in net realized and unrealized losses on our fixed maturity securities of $331 million as a result of rising interest rates and widening credit spreads. This was partially offset by a decrease in net realized and unrealized losses on our other investments, including equities, of $23 million, and an increase in net investment income of $23 million primarily due to an increase in average aggregate fixed income assets and reinvestment at higher yields.
•Absence of the comparative quarter net gain on purchase and sales of subsidiaries of $47 million, driven by the bargain purchase gain recognized on the step acquisition of Enhanzed Re.
•Lower net premiums earned of $48 million, partially due to placing our Starstone International business into run-off in mid-2020.
This was partially offset by:
Reduced total expenses of $109 million as a result of the combination of:
•Reductions of $29 million in current period net incurred losses and LAE and $11 million in acquisition costs as a result of largely exiting or placing into run-off our active underwriting platforms, including StarStone International;
◦An increase in favorable prior period development in net incurred losses and LAE of $40 million driven by a reduction in the fair value of liabilities for which we have elected the fair value option; in addition to
◦A reduction of $26 million in general and administrative expenses primarily driven by reductions to long-term incentive plan costs.
The above resulted in a $290 million increase in our net loss to $478 million for the three months ended September 30, 2022.
Comprehensive loss attributable to Enstar increased by $395 million due to the $290 million increase in net loss and a $153 million increase in other comprehensive loss, which was primarily due to an increase in unrealized losses on our fixed income available-for-sale investments as a result of rising interest rates.
As a result of the current quarter net loss and comprehensive loss attributable to Enstar as noted above, our ROE decreased by 7.7 pp.
Nine Months Ended September 30, 2022 versus 2021:
Net loss attributable to Enstar ordinary shareholders was $1.2 billion for the nine months ended September 30, 2022, an unfavorable movement of $1.6 billion from the comparative period, as a result of:
•Total negative investment return of $1.3 billion compared to total investment return of $443 million, primarily driven by an increase in net realized and unrealized losses on our fixed maturity securities of $978 million, and net realized and unrealized losses on our other investments, including equities, of $468 million for the nine months ended September 30, 2022, compared to net gains of $294 million for the comparative period. A decrease of $89 million in earnings from equity method investments further contributed to the decrease in our TIR, as a result of consolidating Enhanzed Re effective September 1, 2021. This was partially offset by an increase in net investment income of $71 million due to higher yielding investments.
•Rising interest rates and widening credit spreads led to the net losses on our fixed income securities, and global equity market declines and widening high yield credit spreads led to the net losses on our other investments, including equities. These factors contributed to an annualized TIR of (8.7)% for the nine months ended September 30, 2022, in comparison to an annualized TIR of 2.8% for the comparative period.
•An absence of the prior period net gain on purchase and sales of subsidiaries of $62 million, primarily driven by the bargain purchase gain recognized on the step acquisition of Enhanzed Re and a net gain on sales of subsidiaries of $15 million.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 13

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

•Lower net earned premiums of $152 million, partially due to placing our Starstone International business into run-off in mid-2020.
This was partially offset by:
Reduced total expenses of $286 million as a result of the combination of:
◦Reductions of $107 million in current period net incurred losses and LAE and $30 million in acquisition costs as a result of largely exiting or placing into run-off our active underwriting platforms, including StarStone International;
◦An increase in favorable development in net incurred losses and LAE of $142 million, which improved our annualized RLE to 3.8% for the nine months ended September 30, 2022 in comparison to annualized RLE of 2.5% for the comparative period; in addition to
◦A reduction of $34 million in general and administrative expenses primarily driven by reductions to long-term incentive plan costs and a decrease in IT costs as a result of reduced project activity, partially offset by the absence of a proportional reduction in accrued performance-based costs which were recorded in the comparative period.
The above resulted in the $1.7 billion variance in our current year-to-date net loss of $1.3 billion compared to prior period net earnings of $405 million.
Comprehensive loss attributable to Enstar moved unfavorably by $2.2 billion, from income of $315 million for the nine months ended September 30, 2021 to a loss of $1.8 billion for the nine months ended September 30, 2022, primarily due to the $1.7 billion year-over-year net loss as compared to net earnings variance and a $591 million increase in other comprehensive loss, which was primarily due to an increase in unrealized losses on our fixed income available-for-sale investments as a result of rising interest rates.
BVPS decreased by 34.1% primarily as a result of comprehensive loss attributable to Enstar of $1.8 billion.
As a result of the current period net loss and comprehensive loss attributable to Enstar as noted above, our ROE decreased by 27.7 pp.

Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 14

Item 2 | Management's Discussion and Analysis | Key Performance Measures

Overall Measures of Performance

BVPS and Adjusted BVPS*

BVPS and Adjusted BVPS* decreased by 34.1% and 33.6%, respectively, from December 31, 2021 to September 30, 2022, primarily due to recognized and unrecognized investment losses of $2.0 billion for the nine months ended September 30, 2022.

ROE and Adjusted ROE*
Three and Nine Months Ended September 30, 2022 versus 2021: ROE decreased by 7.7 and 27.7 pp for the three and nine months ended September 30, 2022, respectively, primarily due to:
i.an increase in net realized and unrealized losses on fixed maturity securities, which contributed 8.7 and 17.8 pp to the total reduction in ROE for the three and nine months ended September 30, 2022, respectively;
ii.net realized and unrealized losses on other investments, including equities, for the three and nine months ended September 30, 2022 compared to net losses and net gains for the equivalent periods ended September 30, 2021, respectively. This contributed 1.1 and 13.1 pp to the total reduction in ROE for the three and nine months ended September 30, 2022, respectively; and
iii.a reduction in earnings from equity method investments, which contributed 1.4 pp to the total reduction in ROE for the nine months ended September 30, 2022.
These negative factors were partially offset by:
iv. higher favorable PPD, which offset the reduction in ROE by 1.6 and 2.9 pp for the three and nine months ended September 30, 2022, respectively; and
v.     higher net investment income, which offset the reduction in ROE by 1.4 and 1.7 pp for the three and nine months ended September 30, 2022, respectively.
Adjusted ROE* decreased by 0.1 and 14.7 pp for the three and nine months ended September 30, 2022, respectively, as it excludes the impact of net realized and unrealized losses on fixed maturity securities.
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 15

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

We discuss the results of our operations by aggregating certain captions from our condensed consolidated statements of earnings, as we believe it provides a more meaningful view of our results and eliminates repetition that would arise if captions were discussed on an individual basis.
In order to facilitate discussion, we have grouped the following captions:
•Underwriting results: includes net premiums earned, net incurred losses and LAE, policyholder benefit expenses and acquisition costs.
•Investment results: includes net investment income, net realized (losses) gains, net unrealized (losses) gains and (losses) earnings from equity method investments.
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
Premiums earned in the Run-off segment are generally offset by the related current period net incurred losses and LAE and acquisition costs.
The components of underwriting results are as follows:

	Three Months Ended September 30,
	2022					2021
	Run-off	Assumed Life[3]	Legacy Underwriting	Corporate and other	Total	Run-off	Legacy Underwriting	Corporate and other	Total
	(in millions of U.S. dollars)
Net premiums earned	$1	$2	$1	$—	$4	$39	$13	$—	$52
Net incurred losses and LAE:
Current period	10	—	3	—	13	35	7	—	42
Prior periods	(61)	—	(2)	(46)	(109)	(86)	(2)	19	(69)
Total net incurred losses and LAE	(51)	—	1	(46)	(96)	(51)	5	19	(27)
Policyholder benefit expenses	—	7	—	—	7	—	—	—	—
Acquisition costs	1	—	(1)	—	—	8	3	—	11
Underwriting results	$51	$(5)	$1	$46	$93	$82	$5	$(19)	$68

	Nine Months Ended September 30,
	2022					2021
	Run-off	Assumed Life	Legacy Underwriting	Corporate and other	Total	Run-off	Legacy Underwriting	Corporate and other	Total
	(in millions of U.S. dollars)
Net premiums earned	$27	$17	$8	$—	$52	$154	$50	$—	$204
Net incurred losses and LAE:
Current period	35	—	4	—	39	121	25	—	146
Prior periods	(232)	(29)	2	(72)	(331)	(184)	(5)	—	(189)
Total net incurred losses and LAE	(197)	(29)	6	(72)	(292)	(63)	20	—	(43)
Policyholder benefit expenses	—	25	—	—	25	—	—	—	—
Acquisition costs	18	—	2	—	20	37	13	—	50
Underwriting results	$206	$21	$—	$72	$299	$180	$17	$—	$197
3     During the third quarter of 2022, we changed the segment name from “Enhanzed Re” to “Assumed Life”. Refer to the “Assumed Life Segment” section for further details.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 16

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Current Period - Three and Nine Months Ended September 30, 2022 and 2021
The current period underwriting results from our (re)insurance operations include net earned premiums that have been declining as we transition away from active underwriting activities.
The below charts are in millions of U.S. dollars.
The reductions in net premiums earned and current period net incurred losses and LAE were driven by reduced levels of activity arising from our exit of our active underwriting platforms beginning in 2020.
We continue to earn premium from our StarStone International business and from our Assumed Life segment. In comparison, our 2021 earned premium was primarily driven by StarStone International and AmTrust RITC business, which was entered into in 2019.
Prior Periods - RLE - Three Months Ended September 30, 2022 and 2021
The following tables summarize RLE % and Adjusted RLE %* by acquisition year, which management believes is useful in measuring and monitoring performance of our claims management activity on the portfolios that we have acquired. This permits comparability between acquisition years of different loss reserve volumes.

	Three Months Ended September 30, 2022
	RLE			Adjusted RLE*
Acquisition Year	PPD	Average net loss reserves	Annualized RLE %	Adjusted PPD*	Average adjusted net loss reserves*	Annualized Adj RLE %*
	(in millions of U.S. dollars)
2012 and prior	$2	$554		$7	$583
2013	4	178		1	36
2014	17	711		1	52
2015	6	275		5	261
2016	3	704		2	744
2017	71	592		3	745
2018	5	835		(9)	888
2019	8	1,015		7	1,493
2020 (1)	(11)	600		(13)	577
2021	10	3,857		21	4,223
2022 (1)	(6)	2,580	1.9%	(11)	2,437	1.1%
Total	$109	$11,901	3.7%	$14	$12,039	0.5%
(1) We have reclassified $784 million of average net loss reserves and $772 million of average adjusted net loss reserves* recorded in acquisition year 2020 arising from an ADC between Aspen and us to acquisition year 2022 to reflect the absorption of the ADC into the 2022 Aspen LPT transaction. There was no recorded PPD or Adjusted PPD* relating to the Aspen ADC during the three months ended September 30, 2022.
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 17

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Three Months Ended September 30, 2022:
Our Annualized RLE % was positively impacted by a reduction of $82 million in the fair value of liabilities for which we have elected the fair value option and a net reduction in estimates of net ultimate losses of $48 million, partially offset by $32 million of amortization of DCAs.
Favorable PPD in the 2017 and 2018 acquisition years was driven predominantly by a reduction in the fair value of liabilities for which we have elected the fair value option.
Favorable development as a result of lower claim activity on our marine, aviation, and transit line of business and favorable claim settlements on our workers’ compensation line of business had a favorable impact on PPD in acquisition year 2019.
Whilst acquisition year 2018 also benefited from the favorable development on our marine, aviation and transit and workers’ compensation lines of business, there was an increase in estimates of net ultimate losses as a result of worse than expected claims experience and adverse development on claims in relation to our general casualty and motor lines of business, which also impacted acquisition year 2020.
Acquisition year 2021 PPD benefited from favorable claim settlements on our workers’ compensation line of business but was adversely impacted by worse than expected claims experience on our general casualty line of business and accelerated amortization of DCAs (offsetting favorable development pursuant to our accounting policies).
Our Annualized Adjusted RLE %*, which excludes fair value adjustments, the reduction in provisions for ULAE and the changes in the loss liabilities of the Assumed Life and Legacy Underwriting segments, was positively impacted by the net reduction in estimates of net ultimate losses relating to the Run-off segment, partially offset by amortization of DCAs, as described above.

	Three Months Ended September 30, 2021
	RLE			Adjusted RLE*
Acquisition Year	PPD	Average net loss reserves	Annualized RLE %	Adjusted PPD*	Average adjusted net loss reserves*	Annualized Adj RLE %*
	(in millions of U.S. dollars)
2012 and prior	$12	$552		$8	$586
2013	2	215		—	49
2014	23	937		6	73
2015	11	335		10	318
2016	(1)	813		1	857
2017	13	976		2	988
2018	2	1,147		2	1,136
2019	9	1,155		17	1,636
2020	2	1,749		(1)	1,701
2021	(4)	3,520		8	4,086
Total	$69	$11,399	2.4%	$53	$11,430	1.9%
Three Months Ended September 30, 2021:
Our Annualized RLE % was positively impacted by a net reduction in estimates of net ultimate losses of $74 million, partially offset by $24 million of amortization of DCAs.
Acquisition years 2011, 2015 and 2021 benefited from better than expected claims experience and favorable results from actuarial loss reserve reviews relating to our workers’ compensation line of business.
Favorable results from actuarial loss reserve studies with respect to our property line of business had a favorable impact on acquisition years 2014 and 2019.
Acquisition years 2015 and 2019 also benefited from better than expected claims experience on our construction defect line of business.
Acquisition year 2018 benefited from the favorable development on our workers’ compensation and property lines of business, in addition to better than expected claims experience on our marine, aviation and transit line of business, but was adversely impacted by worse than expected claims experience across multiple lines of business.
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 18

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

The favorable movements were partially offset by accelerated amortization of DCAs relating to the 2021 acquisition year.
Our Annualized Adjusted RLE %* was positively impacted by the net reduction in estimates of net ultimate losses relating to the Run-off segment, partially offset by amortization of DCAs, as described above.
Prior Periods - RLE - Nine Months Ended September 30, 2022 and 2021
The following tables summarize RLE % and Adjusted RLE %* by acquisition year:

	Nine Months Ended September 30, 2022
	RLE			Adjusted RLE*
Acquisition Year	PPD	Average net loss reserves	Annualized RLE %	Adjusted PPD*	Average adjusted net loss reserves*	Annualized Adj RLE %*
	(in millions of U.S. dollars)
2012 and prior	$3	$581		$12	$611
2013	—	187		1	39
2014	35	766		1	48
2015	7	284		5	270
2016	7	730		14	774
2017	189	724		6	823
2018	47	925		(1)	960
2019	—	1,052		(7)	1,524
2020 (1)	(10)	701		(19)	675
2021	59	3,972		41	4,382
2022 (1)	(6)	1,638	1.9%	(11)	1,562	1.1%
Total	$331	$11,560	3.8%	$42	$11,668	0.5%
(1) We have reclassified $2 million of PPD, $2 million of Adjusted PPD*, $784 million of average net loss reserves and $772 million of average adjusted net loss reserves* recorded in acquisition year 2020 arising from an ADC between Aspen and us to acquisition year 2022 to reflect the absorption of the ADC into the 2022 Aspen LPT transaction.
Nine Months Ended September 30, 2022:
Our Annualized RLE % was positively impacted by a reduction of $228 million in the fair value of liabilities for which we have elected the fair value option and a net reduction in estimates of net ultimate losses of $209 million, partially offset by $145 million of amortization of DCAs.
Favorable PPD in the 2017 and 2018 acquisition years was driven predominantly by a reduction in the fair value of liabilities for which we have elected the fair value option.
Acquisition year 2020 was adversely impacted by worse than expected claims experience and adverse development on claims in relation to our general casualty and motor lines of business.
Acquisition year 2021 PPD benefited from favorable claim settlements on our workers’ compensation and professional indemnity/directors and officers lines of business and favorable claim activity on the catastrophe book in the Assumed Life segment, which more than offset the adverse impact of worse than expected claims experience on our general casualty line of business and accelerated amortization of DCAs (offsetting favorable development pursuant to our accounting policies).
Our Annualized Adjusted RLE %* was positively impacted by the net reduction in estimates of net ultimate losses relating to the Run-off segment, partially offset by amortization of DCA, as described above.
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 19

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

	Nine Months Ended September 30, 2021
	RLE			Adjusted RLE*
Acquisition Year	PPD	Average net loss reserves	Annualized RLE %	Adjusted PPD*	Average adjusted net loss reserves*	Annualized Adj RLE %*
	(in millions of U.S. dollars)
2012 and prior	$21	$569		$17	$603
2013	5	141		—	56
2014	36	971		23	83
2015	11	346		10	329
2016	4	831		5	876
2017	66	1,023		4	1,008
2018	29	1,232		20	1,208
2019	6	1,188		25	1,684
2020	25	1,858		13	1,806
2021	(14)	2,095		(14)	2,306
Total	$189	$10,254	2.5%	$103	$9,959	1.4%
Nine Months Ended September 30, 2021:
Our Annualized RLE % was positively impacted by a net reduction in estimates of net ultimate losses of $143 million and a reduction of $68 million in the fair value of liabilities for which we have elected the fair value option, partially offset by $55 million of amortization of DCAs.
Favorable PPD in the 2017 and 2018 acquisition years was driven predominantly by a reduction in the fair value of liabilities for which we have elected the fair value option as a result of increases in interest rates.
Acquisition years 2014, 2018 and 2019 benefited from favorable development on our property and marine, transit and aviation lines of business as a result of favorable results from actuarial loss reserve studies.
Acquisition years 2015, 2017, 2020 and 2021 benefited from better than expected claims experience.
The favorable movements were partially offset by accelerated amortization of DCA relating to the 2021 acquisition year and regular amortization across multiple acquisition years.
Annualized Adjusted RLE %* was positively impacted by the net reduction in estimates of net ultimate losses relating to the Run-off segment, partially offset by amortization of DCA, as described above. Annualized Adjusted RLE %* further benefited from a $19 million favorable impact as a result of lower than expected asbestos related claim frequency related to our defendant A&E liabilities attributable primarily to the 2019 acquisition year.
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.

Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 20

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

	Three Months Ended September 30,
	2022			2021
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$94	$22	$116	$81	$12	$93
Net realized (losses) gains	(23)	(13)	(36)	6	—	6
Net unrealized losses	(395)	(151)	(546)	(93)	(187)	(280)
Losses from equity method investments	—	(20)	(20)	—	(14)	(14)
TIR ($)	$(324)	$(162)	$(486)	$(6)	$(189)	$(195)
Annualized TIR %	(8.6)%	(12.6)%	(9.7)%	(0.1)%	(13.9)%	(3.6)%
Annualized Adjusted TIR %*	2.3%	(12.6)%	(1.3)%	2.0%	(13.9)%	(2.0)%

	Nine Months Ended September 30,
	2022			2021
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$239	$63	$302	$190	$41	$231
Net realized (losses) gains	(88)	(23)	(111)	(1)	2	1
Net unrealized (losses) gains	(1,073)	(445)	(1,518)	(182)	292	110
Earnings from equity method investments	—	12	12	—	101	101
TIR ($)	$(922)	$(393)	$(1,315)	$7	$436	$443
Annualized TIR %	(8.2)%	(10.0)%	(8.7)%	0.1%	9.9%	2.8%
Annualized Adjusted TIR %*	2.0%	(10.0)%	(1.0)%	1.7%	9.9%	4.1%
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 21

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Net Investment Income
The below charts are in millions of U.S. dollars.
Three and Nine Months Ended September 30, 2022 versus 2021: Net investment income increased primarily due to:
•an increase in our average aggregate fixed income assets of $0.7 billion and $1.4 billion, respectively, due to new business during the past year; and
•an increase in our annualized book yield by 59 and 24 basis points, respectively, due to a combination of investment of new premium and reinvestment of fixed maturities at higher yields and the impact of rising interest rates on the $2.7 billion of our fixed maturity investments that are subject to floating interest rates. Our floating rate investments generated increased net investment income of $16 million and $39 million, respectively, which equates to an increase of 257 basis points and 165 basis points, respectively, on those investments in comparison to the prior period.

Net Realized and Unrealized (Losses) Gains
The below charts are in millions of U.S. dollars.
Three Months Ended September 30, 2022 versus 2021: Net realized and unrealized losses increased by $308 million as a result of:
•an increase in net realized and unrealized losses on fixed income securities of $331 million, primarily driven by rising interest rates across U.S., U.K. and European markets, in addition to widening credit spreads in the current period; partially offset by
•a decrease in net realized and unrealized losses on other investments, including equities, of $23 million. Net losses for the three months ended September 30, 2022 were primarily driven by losses from our public equities, private equity funds and hedge funds, largely as a result of global equity market declines and the widening of high yield credit spreads. Net losses for the three months ended September 30, 2021 were driven by net unrealized losses in the InRe Fund, principally a result of volatility in Chinese and other global equity markets.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 22

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Nine Months Ended September 30, 2022 versus 2021: The negative variance of $1.7 billion when comparing net realized and unrealized losses to net realized and unrealized gains was the result of:
•an increase in net realized and unrealized losses on fixed income securities of $978 million, primarily driven by rising interest rates across U.S., U.K. and European markets, in addition to widening credit spreads in the current period; and
•net realized and unrealized losses on other investments, including equities, of $468 million for the nine months ended September 30, 2022, compared to net gains of $294 million for the comparative period. The unfavorable movement of $762 million was primarily driven by:
◦Losses from our public equities, fixed income funds, CLO equities and hedge funds for the nine months ended September 30, 2022, largely as a result of global equity market declines and the widening of high yield credit spreads; in comparison to
◦Net realized and unrealized gains for the nine months ended September 30, 2021, which were led by gains in private equity funds, fixed income funds, private debt funds, equity and equity funds, CLO equities, hedge funds and real estate funds, principally driven by a rally in risk assets and global equity markets as economies continued to re-open following the shutdowns related to the COVID-19 pandemic.
Earnings (losses) from equity method investments
The below charts are in millions of U.S. dollars.
Nine Months Ended September 30, 2022 versus 2021: Earnings from equity method investments decreased, primarily due to our acquisition of the controlling interest in Enhanzed Re, which resulted in us consolidating Enhanzed Re effective September 1, 2021. Prior to that date, the results of Enhanzed Re were recorded in earnings from equity method investments. The consolidated net loss from Enhanzed Re was $231 million for the nine months ended September 30, 2022 driven by unrealized investment losses.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 23

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Investable Assets
The below charts are in billions of U.S. dollars

•Investable assets decreased by 11.0% from December 31, 2021 to September 30, 2022, primarily due to a decline in the carrying value of our fixed income securities and other investments, including equities, and due to assets used to support net paid losses, partially offset by an increase in funds held by reinsured companies as a result of the Aspen transaction.
•Adjusted investable assets* decreased by 1.8% from December 31, 2021 to September 30, 2022, as a result of a decline in the carrying value of our other investments, including equities, and the impact of net paid losses, partially offset by an increase in funds held by reinsured companies as a result of the Aspen transaction.
•Cash and cash equivalents decreased by $735 million from December 31, 2021 to September 30, 2022, primarily as a result of the redeployment of a portion of the InRe Fund redemptions to other investments, including equities.

*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measures.
Duration and average credit rating on fixed income securities and cash and cash equivalents
The fair value, duration and average credit rating of investments by segment is as follows:

	September 30, 2022			December 31, 2021
Segment	Fair Value ($) (1)	Duration (in years) (2)	Average Credit Rating (3)	Fair Value ($) (1)	Duration (in years) (2)	Average Credit Rating (3)
Investments	(in millions of U.S. dollars)			(in millions of U.S. dollars)
Run-off	$9,421	4.03	A+	$12,680	4.54	A+
Assumed Life	1,074	9.21	A-	1,454	14.62	A-
Total - Investments	10,495	4.57	A+	14,134	5.69	A+
Legacy Underwriting	172	2.30	AA	212	2.37	AA-
Total	$10,667	4.54	A+	$14,346	5.72	A+
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
The overall decrease in the balance of our fixed income securities and cash and cash equivalents of $3.7 billion for the nine months ended September 30, 2022 was driven by the redeployment of a portion of the InRe Fund redemptions from cash and cash equivalents to other investments, including equities, the recognition of net unrealized losses on our fixed income securities as described above and the impact of net paid losses.
As of both September 30, 2022 and December 31, 2021, our fixed income securities and cash and cash equivalents had an average credit quality rating of A+.
As of September 30, 2022 and December 31, 2021, our fixed income securities that were non-investment grade (i.e. rated lower than BBB- and non-rated securities) comprised 6.7% and 5.6% of our total fixed income securities portfolio, respectively. The increase in non-investment grade fixed income securities was driven by the redeployment of a portion of the InRe Fund redemptions to higher-yielding fixed income securities in the period.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 24

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

General and Administrative Expenses for the For the Three and Nine Months Ended September 30, 2022 and 2021

The below charts are in millions of U.S. dollars.
Three Months Ended September 30, 2022 versus 2021: The $26 million decrease in general and administrative expenses was primarily a result of reductions in salaries and benefits expenses, driven by a $20 million reduction to long-term incentive plan costs as a result of reducing performance share unit (“PSU”) award values based on projected results.
Nine Months Ended September 30, 2022 versus 2021: The $34 million decrease in general and administrative expenses was primarily driven by reductions in salaries and benefits expenses, including a $20 million reduction to long-term incentive plan costs as a result of reducing PSU award values based on projected results, and further impacted by reduced head count. In addition, we incurred reductions in IT costs as a result of reduced project activity.
This was partially offset by a $12 million period over period increase in accrued short term incentives.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 25

Item 2 | Management's Discussion and Analysis | New Business

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
The table below sets forth a summary of new business that we have completed between January 1, 2022 and September 30, 2022:

Transaction	Total Assets Assumed	DCA (1)	Total Assets from Transactions	Total Liabilities from Transactions	Type of Transaction	Remaining Limit upon Acquisition	Line of Business	Jurisdiction
	(in millions of U.S. dollars)
Aspen (2)	$1,881	$28	$1,909	$1,909	LPT	403	Property, liability and specialty lines	U.S., U.K. and Europe
Probitas	60	1	61	61	LPT(3)	No limit	General casualty, financial and property lines	U.K. and international
Total 2022	$1,941	$29	$1,970	$1,970
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
(3) The LPT will convert into a RITC transaction as of January 1, 2023, subject to regulatory approval.

Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 26

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
Some of the adjustments reflected in our non-GAAP measures are recurring items, such as the exclusion of adjustments to net realized and unrealized (gains)/losses on fixed maturity investments recognized in our income statement, the fair value of certain of our loss reserve liabilities for which we have elected the fair value option, and the amortization of fair value adjustments.
Management makes these adjustments in assessing our performance so that the changes in fair value due to interest rate movements, which are applied to some but not all of our assets and liabilities as a result of preexisting accounting elections, do not impair comparability across reporting periods.
It is important for the readers of our periodic filings to understand that these items will recur from period to period.
However, we exclude these items for the purpose of presenting a comparable view across reporting periods of the impact of our underlying claims management and investment without the effect of interest rate fluctuations on assets that we anticipate to hold to maturity and non-cash changes to the fair value of our reserves.
Similarly, our non-GAAP measures reflect the exclusion of certain items that we deem to be nonrecurring, unusual or infrequent when the nature of the charge or gain is such that it is not reasonably likely that such item may recur within two years, nor was there a similar charge or gain in the preceding two years. This includes adjustments related to bargain purchase gains on acquisitions of businesses, net gains or losses on sales of subsidiaries, net assets of held for sale or disposed subsidiaries classified as discontinued operations and other items that we separately disclose.
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
Increases the number of ordinary shares to reflect the exercise of equity awards granted but not yet vested as, over the long term, this presents both management and investors with a more economically accurate measure of the realizable value of shareholder returns by factoring in the impact of share dilution.

We use this non-GAAP measure in our incentive compensation program.

Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 27

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

Adjusted return on equity (%)	Adjusted operating income (loss) attributable to Enstar ordinary shareholders divided by adjusted opening Enstar ordinary shareholder's equity
Calculating the operating income (loss) as a percentage of our adjusted opening Enstar ordinary shareholders' equity provides a more consistent measure of the performance of our business by enabling comparison between the financial periods presented.

We eliminate the impact of net realized and unrealized (gains) losses on fixed maturity investments and funds-held directly managed and the change in fair value of insurance contracts for which we have elected the fair value option, as:
•we typically hold most of our fixed maturity investments until the earlier of maturity or the time that they are used to fund any settlement of related liabilities which are generally recorded at cost; and
•removing the fair value option improves comparability since there are limited acquisition years for which we elected the fair value option.

Therefore, we believe that excluding their impact on our earnings improves comparability of our core operational performance across periods.

We include the amortization of fair value adjustments as a non-GAAP adjustment to the adjusted operating income (loss) attributable to Enstar ordinary shareholders as it is a non-cash charge that is not reflective of the impact of our claims management strategies on our loss portfolios.

We eliminate the net gain (loss) on the purchase and sales of subsidiaries and net earnings from discontinued operations, as these items are not indicative of our ongoing operations.

We use this non-GAAP measure in our incentive compensation program.

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
-net assets of held for sale or disposed subsidiaries classified as discontinued operations (if any)

Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 28

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

Adjusted total investment return (%)	Adjusted total investment return (dollars) recognized in earnings for the applicable period divided by period average adjusted total investable assets.	Provides a key measure of the return generated on the capital held in the business and is reflective of our investment strategy.

Provides a consistent measure of investment returns as a percentage of all assets generating investment returns.

We adjust our investment returns to eliminate the impact of the change in fair value of fixed maturity securities (both credit spreads and interest rates), as we typically hold most of these investments until the earlier of maturity or used to fund any settlement of related liabilities which are generally recorded at cost.

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
Calculating the RLE as a percentage of our adjusted average net loss reserves provides a more meaningful and comparable measurement of the impact of our claims management strategies on our loss portfolios across acquisition years and also to our overall financial periods.

We use this measure to evaluate the impact of our claims management strategies because it provides visibility into our ability to settle our claims obligations for amounts less than our initial estimate at the point of acquiring the obligations.

In order to provide a complete and consistent picture of our claims management performance, we combine:
•the reduction (increase) in estimates of prior period net ultimate losses relating to our Run-off segment; with
•the amortization of deferred charge assets (as the amortization will increase or decrease as a result of the periodic development in accordance with our accounting policies).

Both adjustments are included in net incurred losses and LAE.

We also include our performance in managing claims on our defendant A&E liabilities, that do not form part of loss reserves.

The remaining components of periodic recurring net incurred losses and LAE and net loss reserves are not considered key components of our claims management performance for the following reasons:

•The results of our Legacy Underwriting segment have been economically transferred to a third party primarily through use of reinsurance and a Capacity Lease Agreement(2); as such, the results are not a relevant contribution to Adjusted RLE, which is designed to analyze the impact of our claims management strategies;
•The results of our Assumed Life segment relate only to our exposure to active property catastrophe business; as this business is not in run-off, the results are not a relevant contribution to Adjusted RLE;
•The change in fair value of insurance contracts for which we have elected the fair value option(1) has been removed to support comparability between the two acquisition years for which we elected the fair value option in reserves assumed and the acquisition years for which we did not make this election (specifically, this election was only made in the 2017 and 2018 acquisition years and the election of such option is irrevocable);
•The reduction/(increase) in provisions for ULAE are not considered directly related to the reserves and their exclusion provides alignment with our insurance contract disclosures, which is a key measure of our comparability between the acquisition years over time; and
•The amortization of fair value adjustments are non-cash charges that obscure our trends on a consistent basis.

We use this measure to assess the performance of our claim strategies and part of the performance assessment of our past acquisitions.

Adjusted prior period development (numerator)
Prior period net incurred losses and LAE, adjusted to:
Remove:
-Legacy Underwriting and Assumed Life operations
-the reduction/(increase) in provisions for unallocated LAE (ULAE)
-amortization of fair value adjustments,
-change in fair value of insurance contracts for which we have elected the fair value option (1),
and
Add:
-the reduction/(increase) in estimates of our defendant A&E ultimate net liabilities.

Adjusted net loss reserves (denominator)
Net losses and LAE, adjusted to:
Remove:
-Legacy Underwriting and Assumed Life net loss reserves
-current period net loss reserves
-the net ULAE provision
-net fair value adjustments associated with the acquisition of companies,
-the fair value adjustments for contracts for which we have elected the fair value option (1) and
Add:
-net nominal defendant asbestos and environmental exposures.

(1) Comprises the discount rate and risk margin components.
(2) As described in Note 5 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 29

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of BVPS to Adjusted BVPS*:

	September 30, 2022			December 31, 2021
	Equity (1)	Ordinary Shares	Per Share Amount	Equity (1)	Ordinary Shares	Per Share Amount
	(in millions of U.S. dollars, except share and per share data)
Book value per ordinary share	$3,550	17,018,571	$208.60	$5,586	17,657,944	$316.34
Non-GAAP adjustments:
Share-based compensation plans		193,951			315,205
Adjusted book value per ordinary share*	$3,550	17,212,522	$206.25	$5,586	17,973,149	$310.80
(1) Equity comprises Enstar ordinary shareholders' equity, which is calculated as Enstar shareholders' equity less preferred shares ($510 million) prior to any non-GAAP adjustments.
The tables below present a reconciliation of Annualized ROE to Annualized Adjusted ROE*:

	Three Months Ended
	September 30, 2022				September 30, 2021
	Net (loss) earnings (1)	Opening equity (1)	(Adj) ROE	Annualized (Adj) ROE	Net (loss) earnings (1)	Opening equity (1)	(Adj) ROE	Annualized (Adj) ROE
	(in millions of U.S. dollars)
Net loss/Opening equity/ROE/Annualized ROE (1)	$(444)	$4,183	(10.6)%	(42.5)%	$(196)	$6,677	(2.9)%	(11.7)%
Non-GAAP adjustments:
Remove:
Net realized and unrealized losses (gains) on fixed maturity investments and funds held - directly managed / Net unrealized losses (gains) on fixed maturity investments and funds held - directly managed (2)	418	1,245			87	(339)
Change in fair value of insurance contracts for which we have elected the fair value option / Fair value of insurance contracts for which we have elected the fair value option (3)	(82)	(239)			(10)	(91)
Amortization of fair value adjustments / Fair value adjustments	4	(99)			5	(120)
Net gain on purchase and sales of subsidiaries	—	—			(47)	—
Tax effects of adjustments (4)	(2)	—			(5)	—
Adjustments attributable to noncontrolling interests (5)	(42)	—			(8)	—
Adjusted operating loss/Adjusted opening equity/Adjusted ROE/Annualized adjusted ROE*	$(148)	$5,090	(2.9)%	(11.6)%	$(174)	$6,127	(2.8)%	(11.4)%
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
*Non-GAAP measure.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 30

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

	Nine Months Ended
	September 30, 2022				September 30, 2021
	Net (loss) earnings (1)	Opening equity (1)	(Adj) ROE	Annualized (Adj) ROE	Net (loss) earnings (1)	Opening equity (1)	(Adj) ROE	Annualized (Adj) ROE
	(in millions of U.S. dollars)
Net (loss) earnings/Opening equity/ROE/Annualized ROE (1)	$(1,219)	$5,586	(21.8)%	(29.1)%	$365	$6,164	5.9%	7.9%
Non-GAAP adjustments:
Net realized and unrealized losses on fixed maturity investments and funds held - directly managed / Net unrealized gains on fixed maturity investments and funds held - directly managed (2)	1,161	(89)			183	(560)
Change in fair value of insurance contracts for which we have elected the fair value option / Fair value of insurance contracts for which we have elected the fair value option (3)	(228)	(107)			(68)	(33)
Amortization of fair value adjustments / Fair value adjustments	11	(106)			13	(128)
Net gain on purchase and sales of subsidiaries	—	—			(62)	—
Tax effects of adjustments (4)	(6)	—			(18)	—
Adjustments attributable to noncontrolling interests (5)	(90)	—			4	—
Adjusted operating (loss) income/Adjusted opening equity/Adjusted ROE/Annualized adjusted ROE*	$(371)	$5,284	(7.0)%	(9.4)%	$417	$5,443	7.7%	10.2%
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
*Non-GAAP measure.

Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 31

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

The tables below present a reconciliation of PPD to Adjusted PPD* and Annualized RLE to Annualized Adjusted RLE*:

	Three Months Ended	As of			Three Months Ended
	September 30, 2022	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2022
	PPD	Net loss reserves	Net loss reserves	Average net loss reserves	Annualized RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/Annualized RLE	$109	$11,564	$12,238	$11,901	3.7%
Non-GAAP Adjustments:
Assumed Life	—	(139)	(147)	(143)
Legacy Underwriting	(2)	(136)	(140)	(138)
Net loss reserves - current period	—	(36)	(26)	(31)
Reduction in provisions for ULAE / Net ULAE provisions	(15)	(480)	(504)	(492)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	4	95	99	97
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	(82)	305	239	272
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	—	571	574	573
Adjusted PPD/Adjusted net loss reserves/Annualized Adjusted RLE*	$14	$11,744	$12,333	$12,039	0.5%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.

	Three Months Ended	As of			Three Months Ended
	September 30, 2021	September 30, 2021	June 30, 2021	September 30, 2021	September 30, 2021
	PPD	Net loss reserves	Net loss reserves	Average net loss reserves	Annualized RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/Annualized RLE	$69	$11,963	$10,835	$11,399	2.4%
Non-GAAP Adjustments:
Assumed Life	—	(177)	—	(89)
Legacy Underwriting	(2)	(147)	(156)	(152)
Net loss reserves - current period	—	(130)	(91)	(111)
Reduction in provisions for ULAE / Net ULAE provisions	(14)	(432)	(410)	(421)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	5	109	120	115
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	(10)	100	91	96
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	5	601	584	593
Adjusted PPD/Adjusted net loss reserves/Annualized Adjusted RLE*	$53	$11,887	$10,973	$11,430	1.9%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 32

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

	Nine Months Ended	As of			Nine Months Ended
	September 30, 2022	September 30, 2022	December 31, 2021	September 30, 2022	September 30, 2022
	PPD	Net loss reserves	Net loss reserves	Average net loss reserves	Annualized RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/Annualized RLE	$331	$11,564	$11,555	$11,560	3.8%
Non-GAAP Adjustments:
Assumed Life	(29)	(139)	(181)	(160)
Legacy Underwriting	3	(136)	(153)	(145)
Net loss reserves - current period	—	(36)	—	(18)
Reduction in provisions for ULAE / Net ULAE provisions	(50)	(480)	(416)	(448)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	11	95	106	101
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	(228)	305	107	206
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	4	571	574	572
Adjusted PPD/Adjusted net loss reserves/Annualized Adjusted RLE*	$42	$11,744	$11,592	$11,668	0.5%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.

	Nine Months Ended	As of			Nine Months Ended
	September 30, 2021	September 30, 2021	December 31, 2020	September 30, 2021	September 30, 2021
	PPD	Net loss reserves	Net loss reserves	Average net loss reserves	Annualized RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/Annualized RLE	$189	$11,963	$8,544	$10,254	2.5%
Non-GAAP Adjustments:
Assumed Life	—	(177)	—	(89)
Legacy Underwriting	(4)	(147)	(955)	(552)
Net loss reserves - current period	—	(130)	—	(65)
Reduction in provisions for ULAE / Net ULAE provisions	(46)	(432)	(334)	(383)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	13	109	128	119
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	(68)	100	33	67
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	19	601	615	608
Adjusted PPD/Adjusted net loss reserves/Annualized Adjusted RLE*	$103	$11,887	$8,031	$9,959	1.4%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 33

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

The tables below present a reconciliation of our Annualized TIR to our Annualized Adjusted TIR*:

	Three Months Ended
	September 30, 2022			September 30, 2021
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$94	$22	$116	$81	$12	$93
Net realized (losses) gains	(23)	(13)	(36)	6	—	6
Net unrealized (losses) gains	(395)	(151)	(546)	(93)	(187)	(280)
(Losses) from equity method investments	—	(20)	(20)	—	(14)	(14)
TIR ($)	$(324)	$(162)	$(486)	$(6)	$(189)	$(195)

Non-GAAP adjustment:
Net realized and unrealized losses (gains) on fixed maturity investments and funds held-directly managed	418	—	418	87	—	87
Adjusted TIR ($)*	$94	$(162)	$(68)	$81	$(189)	$(108)

Total investments	$9,356	$4,870	$14,226	$12,453	$4,509	$16,962
Cash and cash equivalents, including restricted cash and cash equivalents	1,357	—	1,357	2,035	—	2,035
Funds held by reinsured companies	3,727	—	3,727	2,410	—	2,410
Net variable interest entity assets	—	—	—	178	270	448
Total investable assets	$14,440	$4,870	$19,310	$17,076	$4,779	$21,855

Average aggregate invested assets, at fair value (1)	15,002	5,138	20,140	16,435	5,454	21,889
Annualized TIR % (2)	(8.6)%	(12.6)%	(9.7)%	(0.1)%	(13.9)%	(3.6)%
Non-GAAP adjustment:
Net unrealized losses (gains) on fixed maturities, AFS investments included within AOCI and net unrealized losses (gains) on fixed maturities, trading instruments	1,928	—	1,928	(326)	—	(326)
Adjusted investable assets*	$16,368	$4,870	$21,238	$16,750	$4,779	$21,529

Adjusted average aggregate invested assets, at fair value* (3)	$16,590	$5,138	$21,728	$16,158	$5,452	$21,610
Annualized adjusted TIR %* (4)	2.3%	(12.6)%	(1.3)%	2.0%	(13.9)%	(2.0)%
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
*Non-GAAP measure.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 34

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

	Nine Months Ended
	September 30, 2022			September 30, 2021
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$239	$63	$302	$190	$41	$231
Net realized (losses) gains	(88)	(23)	(111)	(1)	2	1
Net unrealized (losses) gains	(1,073)	(445)	(1,518)	(182)	292	110
Earnings from equity method investments	—	12	12	—	101	101
TIR ($)	$(922)	$(393)	$(1,315)	$7	$436	$443

Non-GAAP adjustment:
Net realized and unrealized losses on fixed maturity investments and funds held-directly managed	1,161	—	1,161	183	—	183
Adjusted TIR ($)*	$239	$(393)	$(154)	$190	$436	$626

Total investments	$9,356	$4,870	$14,226	$12,453	$4,509	$16,962
Cash and cash equivalents, including restricted cash and cash equivalents	1,357	—	1,357	2,035	—	2,035
Funds held by reinsured companies	3,727	—	3,727	2,410	—	2,410
Net variable interest entity assets	—	—	—	178	270	448
Total investable assets	$14,440	$4,870	$19,310	$17,076	$4,779	$21,855

Average aggregate invested assets, at fair value (1)	14,960	5,232	20,192	14,887	5,850	20,737
Annualized TIR % (2)	(8.2)%	(10.0)%	(8.7)%	0.1%	9.9%	2.8%
Non-GAAP adjustment:
Net unrealized losses (gains) on fixed maturities, AFS investments included within AOCI and net unrealized losses (gains) on fixed maturities, trading instruments	1,928	—	1,928	(326)	—	(326)
Adjusted investable assets*	$16,368	$4,870	$21,238	$16,750	$4,779	$21,529

Adjusted average aggregate invested assets, at fair value* (3)	$15,861	$5,232	$21,093	$14,561	$5,850	$20,411
Annualized adjusted TIR %* (4)	2.0%	(10.0)%	(1.0)%	1.7%	9.9%	4.1%
(1) This amount is a four period average of the total investable assets, as presented above, and is comprised of amounts disclosed in our quarterly and annual U.S. GAAP consolidated financial statements.
(2) Annualized TIR % is calculated by dividing the annualized TIR ($) by average aggregate invested assets, at fair value.
(3) This amount is a four period average of the adjusted investable assets*, as presented above.
(4) Annualized adjusted TIR %* is calculated by dividing the annualized adjusted TIR* ($) by adjusted average aggregate invested assets, at fair value*.
*Non-GAAP measure.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 35

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
The following tables provide the calculation of our Annualized TIR by segment:

	Three Months Ended
	September 30, 2022			September 30, 2021
	Investments	Legacy Underwriting	Total	Investments	Legacy Underwriting	Total
	(in millions of U.S. dollars)
Net investment income:
Fixed income securities	$94	$2	$96	$70	$1	$71
Cash and restricted cash	2	—	2	(1)	—	(1)
Other investments, including equities	22	—	22	12	—	12
Less: Investment expenses	(4)	—	(4)	11	—	11
Net investment income	$114	$2	$116	$92	$1	$93
Net realized losses:
Fixed income securities	$(23)	$—	$(23)	$5	$1	$6
Other investments, including equities	(13)	—	(13)	—	—	—
Net realized losses	$(36)	$—	$(36)	$5	$1	$6
Net unrealized losses:
Fixed income securities, trading	(391)	(4)	(395)	(91)	(2)	(93)
Other investments, including equities	(151)	—	(151)	(187)	—	(187)
Net unrealized losses	$(542)	$(4)	$(546)	$(278)	$(2)	$(280)
Earnings (losses) from equity method investments	(20)	—	(20)	(14)	—	(14)
TIR ($)	$(484)	$(2)	$(486)	$(195)	$—	$(195)

Fixed maturity and short-term investments, trading and AFS and funds held - directly managed	$9,155	$155	$9,310	$12,045	$188	$12,233
Other assets included within funds held - directly managed	46	—	46	220	—	220
Equities	1,199	—	1,199	1,952	—	1,952
Other investments	3,191	12	3,203	2,038	14	2,052
Equity method investments	468	—	468	505	—	505
Total investments	$14,059	$167	$14,226	$16,760	$202	$16,962
Cash and cash equivalents, including restricted cash and cash equivalents	1,340	17	1,357	2,005	30	2,035
Funds held by reinsured companies	3,704	23	3,727	2,373	37	2,410
Net variable interest entity assets	—	—	—	448	—	448
Total investable assets	$19,103	$207	$19,310	$21,586	$269	$21,855

Average aggregate invested assets, at fair value (1)	$19,931	$209	$20,140	$21,642	$247	$21,889
Annualized TIR % (2)	(9.7)%	(3.8)%	(9.7)%	(3.6)%	—%	(3.6)%

Annualized income from fixed income assets (3)	384	8	392	276	4	280
Average aggregate fixed income assets, at cost (3)(4)	16,666	210	16,876	15,943	231	16,174
Annualized Investment book yield (5)	2.30%	3.81%	2.32%	1.73%	1.73%	1.73%
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
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 36

Item 2 | Management's Discussion and Analysis | Other Financial Measures

	Nine Months Ended
	September 30, 2022			September 30, 2021
	Investments	Legacy Underwriting	Total	Investments	Legacy Underwriting	Total
	(in millions of U.S. dollars)
Net investment income:
Fixed income securities	$247	$7	$254	$208	$2	$210
Cash and restricted cash	3	1	4	(1)	—	(1)
Other investments, including equities	63	—	63	41	—	41
Less: Investment expenses	(19)	—	(19)	(19)	—	(19)
Net investment income	$294	$8	$302	$229	$2	$231
Net realized losses:
Fixed income securities	$(88)	$—	$(88)	$(1)	$—	$(1)
Other investments, including equities	(23)	—	(23)	2	—	2
Net realized losses	$(111)	$—	$(111)	$1	$—	$1
Net unrealized losses:
Fixed income securities, trading	(1,061)	(12)	(1,073)	(180)	(2)	(182)
Other investments, including equities	(445)	—	(445)	292	—	292
Net unrealized losses	$(1,506)	$(12)	$(1,518)	$112	$(2)	$110
Earnings from equity method investments	12	—	12	101	—	101
TIR ($)	$(1,311)	$(4)	$(1,315)	$443	$—	$443

Fixed maturity and short-term investments, trading and AFS and funds held - directly managed	$9,155	$155	$9,310	$12,045	$188	$12,233
Other assets included within funds held - directly managed	46	—	46	220	—	220
Equities	1,199	—	1,199	1,952	—	1,952
Other investments	3,191	12	3,203	2,038	14	2,052
Equity method investments	468	—	468	505	—	505
Total investments	$14,059	$167	$14,226	$16,760	$202	$16,962
Cash and cash equivalents, including restricted cash and cash equivalents	1,340	17	1,357	2,005	30	2,035
Funds held by reinsured companies	3,704	23	3,727	2,373	37	2,410
Net variable interest entity assets	—	—	—	448	—	448
Total investable assets	$19,103	$207	$19,310	$21,586	$269	$21,855

Average aggregate invested assets, at fair value (1)	$19,972	$220	$20,192	$20,493	$244	$20,737
Annualized TIR % (2)	(8.8)%	(2.4)%	(8.7)%	2.9%	—%	2.8%

Annualized income from fixed income assets (3)	333	11	344	276	3	279
Average aggregate fixed income assets, at cost (3)(4)	15,758	215	15,973	14,324	228	14,552
Annualized Investment book yield (5)	2.11%	5.12%	2.15%	1.92%	1.31%	1.91%
(1) This amount is a four period average of the total investable assets, as presented above, and is comprised of amounts disclosed in our quarterly and annual U.S. GAAP consolidated financial statements.
(2) Annualized total investment return % is calculated by dividing the annualized total investment return ($) by average aggregate invested assets, at fair value.
(3) Fixed income assets include fixed income securities and cash and restricted cash, and funds held by reinsured companies.
(4) These amounts are a four period average of the amounts disclosed in our quarterly and annual U.S. GAAP consolidated financial statements.
(5) Annualized investment book yield % is calculated by dividing the annualized income from fixed income assets by average aggregate fixed income assets, at cost.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 37

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment

Results of Operations by Segment - For the Three and Nine Months Ended September 30, 2022 and 2021

Our business is organized into four reportable segments: (i) Run-off; (ii) Assumed Life; (iii) Investments; and (iv) Legacy Underwriting. In addition, our corporate and other activities, which do not qualify as an operating segment, include income and expense items that are not directly attributable to our reportable segments.
The following is a discussion of our results of operations by segment.
Run-off Segment

The following is a discussion and analysis of the results of operations for our Run-off segment.

	Three Months Ended			Nine Months Ended
	September 30,		$ Change	September 30,		$ Change
	2022	2021		2022	2021
INCOME	(in millions of U.S. dollars)
Net premiums earned	$1	$39	$(38)	$27	$154	$(127)
Other income:
Reduction in estimates of net ultimate defendant A&E liabilities - prior periods	—	5	(5)	4	19	(15)
Reduction in estimated future defendant A&E expenses	—	1	(1)	1	4	(3)
All other income	2	6	(4)	14	25	(11)
Total other income	2	12	(10)	19	48	(29)
Total income	3	51	(48)	46	202	(156)

EXPENSES
Net incurred losses and LAE:
Current period	10	35	(25)	35	121	(86)
Prior periods:
Reduction in estimates of net ultimate losses	(46)	(72)	26	(183)	(139)	(44)
Reduction in provisions for ULAE	(15)	(14)	(1)	(49)	(45)	(4)
Total prior periods	(61)	(86)	25	(232)	(184)	(48)
Total net incurred losses and LAE	(51)	(51)	—	(197)	(63)	(134)
Acquisition costs	1	8	(7)	18	37	(19)
General and administrative expenses	34	47	(13)	109	139	(30)
Total expenses	(16)	4	(20)	(70)	113	(183)

SEGMENT NET EARNINGS	$19	$47	$(28)	$116	$89	$27

Overall Results
Three Months Ended September 30, 2022 versus 2021: Net earnings from our Run-off segment decreased by $28 million, primarily due to:
•A $25 million decrease in favorable PPD, driven by a $26 million decrease in the reduction in estimates of net ultimate losses.
◦Results for the three months ended September 30, 2022 were driven by $54 million of favorable development on our workers’ compensation line of business as a result of favorable claim settlements, most notably in the 2018 and 2019 acquisition years, and $28 million of favorable development on our marine, aviation and transit line of business as a result of lower claim activity, relating to the 2014, 2018 and 2019 acquisition years; partially offset by
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 38

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Run-off Segment

◦Adverse development in the 2018, 2020 and 2021 acquisition years on our general casualty and motor lines of business of $21 million and $19 million, respectively, primarily due to worse than expected claims experience and adverse development on claims.
◦Results for the three months ended September 30, 2021 were primarily driven by favorable development on our workers’ compensation, property, construction defect and marine, aviation and transit lines as a result of better than expected claims experience and favorable results from actuarial reviews.
•A reduction in other income of $10 million, primarily driven by lower favorable prior period development related to our defendant A&E liabilities in comparison to the prior period; and
•Reductions in net premiums earned that were greater than the reductions in current period net incurred losses and LAE and acquisition costs, following our exit of our StarStone International business beginning in 2020; partially offset by
•A decrease in general and administrative expenses of $13 million, primarily driven by a continued decrease in salaries and benefits and other costs following our exit of our StarStone business beginning in 2020 and a reduction in IT costs as a result of reduced project activity.
Nine Months Ended September 30, 2022 versus 2021: Net earnings from our Run-off segment increased by $27 million, primarily due to:
•A $48 million increase in favorable PPD, driven by a $44 million increase in the reduction in estimates of net ultimate losses.
◦Results for the nine months ended September 30, 2022 were driven by favorable development of $104 million on our workers’ compensation line of business as a result of favorable claim settlements, most notably in the 2018 and 2021 acquisition years. We also had favorable development of $85 million on our professional indemnity/directors and officers line of business relating to the 2018 and 2021 acquisition years and favorable development of $38 million on our marine, aviation and transit lines of business relating to the 2014, 2018 and 2019 acquisition years as a result of lower claims activity; partially offset by
◦Adverse development on our general casualty and motor lines of business of $31 million and $20 million, respectively, most notably impacting the 2018, 2020 and 2021 acquisition years, as a result of worse than expected claims experience and adverse development on claims.
◦Results for the nine months ended September 30, 2021 were primarily related to favorable development on our workers’ compensation, property and marine, aviation and transit lines of business as a result of better than expected claims experience and favorable results from actuarial reviews.
•A decrease in general and administrative expenses of $30 million, primarily driven by a continued decrease in salaries and benefits and other costs following our exit of our StarStone business beginning in 2020 and a reduction in IT costs as a result of reduced project activity; partially offset by
•A reduction in other income of $29 million, primarily driven by lower favorable prior period development related to our defendant A&E liabilities; and
•Reductions in net premiums earned that were greater than the reductions in current period net incurred losses and LAE and acquisition costs, following our exit of our StarStone International business beginning in 2020.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 39

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Assumed Life Segment

Assumed Life Segment

On September 1, 2021 we purchased an additional 27.7% in Enhanzed Re, a company that was previously accounted for as an equity method investment. We now own 75.1% of this company and have consolidated it as of September 1, 2021.
The Assumed Life segment consists of life and property aggregate excess of loss (catastrophe) business. The catastrophe business was not renewed for 2022. During the third quarter of 2022, we entered into a Master Agreement with Allianz through which we agreed to a series of transactions that will allow us to unwind Enhanzed Re in an orderly manner. As the transactions relate to our Assumed Life segment and our Enhanzed Re reinsurance business, we have:
•Commuted the catastrophe reinsurance business with Allianz, which was completed in the third quarter; and
•Entered into an agreement to novate our reinsurance closed block of life annuity policies to Monument Re, which is expected to close on or about November 7, 2022.
We report the Enhanzed Re component results of this segment on a one quarter lag and expect to record the results of the commutation of the catastrophe business in the fourth quarter of 2022 and the novation of the life business in the first quarter of 2023, respectively.
Given our planned rationalization of the Enhanzed Re reinsurance business, we have renamed the segment from Enhanzed Re to Assumed Life effective this quarterly reporting period. We may leverage this segment for any future potential assumed life business transactions if and when they occur.
The following is a discussion and analysis of the results of operations for our Assumed Life segment.

	Three Months Ended	Nine Months Ended
	September 30, 2022
INCOME	(in millions of U.S. dollars)
Net premiums earned	$2	$17
Total income	2	17

EXPENSES
Net incurred losses and LAE:
Prior periods:
Reduction in estimates of net ultimate losses	—	(29)
Total prior periods	—	(29)
Total net incurred losses and LAE	—	(29)
Policyholder benefit expenses	7	25
General and administrative expenses	2	6
Total expenses	9	2

SEGMENT NET (LOSS) EARNINGS	$(7)	$15

Overall Results
Three Months Ended September 30, 2022: Net loss from our Assumed Life segment was primarily driven by policyholder benefit expenses.
Nine Months Ended September 30, 2022: Net earnings from our Assumed Life segment was primarily driven by:
•Favorable PPD of $29 million, primarily due to favorable claim activity on catastrophe business; partially offset by
•Policyholder benefit expenses that were only partially offset by net premiums earned on the life reinsurance business and in-force catastrophe reinsurance treaties.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 40

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Investments Segment

Investments Segment

The following is a discussion and analysis of the results of operations for our Investments segment.

	Three Months Ended			Nine Months Ended
	September 30,		$ Change	September 30,		$ Change
	2022	2021		2022	2021
	(in millions of U.S. dollars)
INCOME
Net investment income:
Fixed income securities	$94	$70	$24	$247	$208	$39
Cash and restricted cash	2	(1)	3	3	(1)	4
Other investments, including equities	22	12	10	63	41	22
Less: Investment expenses	(4)	11	(15)	(19)	(19)	—
Total net investment income	114	92	22	294	229	65
Net realized (losses) gains:
Fixed income securities	(23)	5	(28)	(88)	(1)	(87)
Other investments, including equities	(13)	—	(13)	(23)	2	(25)
Net realized (losses) gains:	(36)	5	(41)	(111)	1	(112)
Net unrealized (losses) gains:
Fixed income securities	(391)	(91)	(300)	(1,061)	(180)	(881)
Other investments, including equities	(151)	(187)	36	(445)	292	(737)
Total net unrealized (losses) gains:	(542)	(278)	(264)	(1,506)	112	(1,618)
Total income	(464)	(181)	(283)	(1,323)	342	(1,665)

EXPENSES
General and administrative expenses	9	8	1	28	24	4
Total expenses	9	8	1	28	24	4

Earnings (losses) from equity method investments	(20)	(14)	(6)	12	101	(89)

SEGMENT NET (LOSS) EARNINGS	$(493)	$(203)	$(290)	$(1,339)	$419	$(1,758)

Overall Results
Three and Nine Months Ended September 30, 2022 versus 2021: Net loss from our Investments segment was $493 million and $1.3 billion for the three and nine months ended September 30, 2022, respectively, compared to net losses of $203 million and net earnings of $419 million for the three and nine months ended September 30, 2021, respectively. The unfavorable movements of $290 million and $1.8 billion, respectively, were primarily due to:
•An increase in net realized and unrealized losses on our fixed income securities of $328 million and $968 million, respectively, driven by rising interest rates and widening credit spreads;
•Net realized and unrealized losses on our other investments, including equities, of $164 million and $468 million, respectively, in comparison to net losses of $187 million and net gains of $294 million, respectively, in the comparative periods, primarily driven by negative performance from our public equities, CLO equities and hedge funds as a result of significant volatility in global equity markets and widening high yield credit spreads; and
•An $89 million decrease in earnings from equity method investments for the nine months ended September 30, 2022, largely due to our acquisition of the controlling interest in Enhanzed Re, effective September 1, 2021 (consolidated net loss from Enhanzed Re was $231 million for the nine months ended September 30, 2022). Prior to that date, the results of Enhanzed Re were recorded in earnings from equity method investments within the Investments segment; partially offset by:
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 41

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Investments Segment

•Increases in our net investment income of $22 million and $65 million, respectively, which is primarily due to an increase in our average aggregate fixed income assets due to new business during the past year, in addition to the investment of new premium and reinvestment of fixed maturities at higher yields and the impact of rising interest rates on the $2.7 billion of our fixed maturity investments that are subject to floating interest rates. Our floating rate investments generated increased net investment income of $16 million and $39 million, respectively, which equates to an increase of 257 and 165 basis points, respectively, on those investments in comparison to the prior period.
Total investment losses on the fixed income securities that support our Enhanzed Re life reinsurance business for the three and nine months ended September 30, 2022 were $141 million and $269 million, respectively.
Total Investments
Fixed income securities
Refer to the below tables for the fair value, duration, and credit rating of our fixed income securities by business:

	September 30, 2022
	Run-off				Assumed Life (1)				Total	Total %
	Fair Value	%	Duration (years) (2)	Credit Rating (2)	Fair Value	%	Duration (years) (2)	Credit Rating (2)
	(in millions of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and AFS and funds held - directly managed
U.S. government & agency	$540	5.9%	5.7	AAA	$—	—%	n/a	n/a	$540	5.9%
U.K. government	95	1.0%	8.7	AA-	—	—%	n/a	n/a	95	1.0%
Other government	297	3.2%	5.5	AA-	154	1.7%	10.7	BBB+	451	4.9%
Corporate	4,797	52.5%	5.4	BBB+	214	2.3%	7.0	BBB+	5,011	54.8%
Municipal	202	2.2%	8.1	AA-	—	—%	n/a	n/a	202	2.2%
Residential mortgage-backed	480	5.2%	4.7	AA+	—	—%	n/a	n/a	480	5.2%
Commercial mortgage-backed	911	10.0%	2.5	AA	—	—%	n/a	n/a	911	10.0%
Asset-backed	759	8.3%	0.5	A+	—	—%	n/a	n/a	759	8.3%
Structured products	—	—%	n/a	n/a	706	7.7%	10.0	A	706	7.7%
	$8,081	88.3%	4.7	A	$1,074	11.7%	9.5	A-	$9,155	100.0%
(1) Investments under the Assumed Life caption comprise those that support our life reinsurance business.
(2) The duration and the average credit ratings calculation includes short-term investments, fixed maturities and the fixed maturities within our funds held-directly managed portfolios.

	December 31, 2021
	Run-off				Assumed Life (1)
	Fair Value	%	Duration (years) (2)	Credit Rating (2)	Fair Value	%	Duration (years) (2)	Credit Rating (2)	Total	Total %
	(in millions of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and AFS and funds held - directly managed
U.S. government & agency	$737	6.1%	6.4	AAA	$—	—%	n/a	n/a	$737	6.1%
U.K. government	82	0.7%	9.8	AA-	—	—%	n/a	n/a	82	0.7%
Other government	387	3.2%	6.8	AA	228	1.9%	12.1	BBB	615	5.1%
Corporate	6,532	54.1%	6.4	A-	193	1.6%	6.7	A-	6,725	55.7%
Municipal	272	2.3%	9.2	AA-	—	—%	n/a	n/a	272	2.3%
Residential mortgage-backed	597	4.9%	2.8	AA+	—	—%	n/a	n/a	597	4.9%
Commercial mortgage-backed	1,074	8.9%	3.1	AA+	—	—%	n/a	n/a	1,074	8.9%
Asset-backed	937	7.8%	0.3	AA-	—	—%	n/a	n/a	937	7.8%
Structured products	—	—%	n/a	n/a	1,033	8.5%	19.2	A-	1,033	8.5%
Total	$10,618	88.0%	5.4	A	1,454	12.0%	16.4	A-	$12,072	100.0%
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 42

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Investments Segment

(1) Investments under the Assumed Life caption comprise those that support our life reinsurance business.
(2) The duration and the average credit ratings calculation includes short-term investments, fixed maturities and the fixed maturities within our funds held-directly managed portfolios.
The overall decrease in the balance of our fixed income securities of $2.9 billion for the nine months ended September 30, 2022 was primarily driven by the recognition of net unrealized losses on our fixed income securities and assets used to support net paid losses during the period.
The change in the corporate average credit rating for the Run-off portfolio from A- as of December 31, 2021 to BBB+ as of September 30, 2022 was driven by the redeployment of a portion of the InRe Fund redemptions to higher-yielding fixed income securities in the period.
Other investments, including equities
Refer to the below table for the composition of our other investments, including equities:

	September 30, 2022	December 31, 2021
	(in millions of U.S. dollars)
Equities
Publicly traded equities	$360	$281
Exchange-traded funds	475	1,342
Privately held equities	364	372
Total	1,199	1,995

Other investments
Hedge funds	476	291
Fixed income funds	583	559
Equity funds	3	5
Private equity funds	1,247	752
CLO equities	144	161
CLO equity funds	208	207
Private credit funds	345	275
Real estate debt fund	185	69
Total	$3,191	$2,319
Our equities decreased by $796 million and other investments increased by $872 million from December 31, 2021 to September 30, 2022, primarily due to the redeployment from exchange-traded funds into various non-core asset strategies, in line with our strategic asset allocation. The balances of both equities and other investments were negatively impacted by the recognition of net unrealized losses during the period.
Equity Method Investments
Refer to the below table for a summary of our equity method investments, which does not include those investments we have elected to measure under the fair value option:

			Three Months Ended	Nine Months Ended			Three Months Ended	Nine Months Ended
	September 30, 2022		September 30, 2022		December 31, 2021		September 30, 2021
	Ownership %	Carrying Value	Earnings from equity method investments		Ownership %	Carrying Value	Earnings (losses) from Equity Method Investments
	(in millions of U.S. dollars)
Enhanzed Re	—%	$—	$—	$—	—%	$—	$(22)	$82
Citco (1)	31.9%	58	—	2	31.9%	56	1	2
Monument Re (2)	20.0%	174	(16)	15	20.0%	194	2	19
Core Specialty	19.9%	220	(4)	(5)	24.7%	225	5	(2)
Other	27.0%	16	—	—	27.0%	18	—	—
		$468	$(20)	$12		$493	$(14)	$101
(1) We own 31.9% of the common shares in HH CITCO Holdings Limited, which in turn owns 15.4% of the convertible preferred shares, amounting to a 6.2% interest in the total equity of Citco III Limited ("Citco").
(2) We own 20.0% of the common shares in Monument Re as well as preferred shares which have a fixed dividend yield and whose balance is included in the Investment amount.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 43

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Investments Segment

The carrying value of our equity method investments decreased from December 31, 2021 as a result of recognizing unfavorable cumulative translation adjustments of $30 million due to the strengthening of the US dollar against the Euro, which was primarily driven by our investment in Monument Re whose reporting currency is the Euro. This was partially offset by the recognition of $12 million in earnings from equity method investments for the nine months ended September 30, 2022.
Overall, the earnings from equity method investments decreased for the nine months ended September 30, 2022 in comparison to the comparative period largely due to our acquisition of the controlling interest in Enhanzed Re, effective September 1, 2021 (consolidated net loss from Enhanzed Re was $231 million for the nine months ended September 30, 2022).
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 44

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Legacy Underwriting Segment

Legacy Underwriting Segment

The following is a discussion and analysis of the results of operations for our Legacy Underwriting segment.

	Three Months Ended			Nine Months Ended
	September 30,		$ Change	September 30,		$ Change
	2022	2021		2022	2021
INCOME	(in millions of U.S. dollars)
Net premiums earned	$1	$13	$(12)	$8	$50	$(42)
Net investment income	2	1	1	8	2	6
Net realized losses	—	1	(1)	—	—	—
Net unrealized losses	(4)	(2)	(2)	(12)	(2)	(10)
Other income (expense)	1	(2)	3	4	(11)	15
Total income	—	11	(11)	8	39	(31)

EXPENSES
Net incurred losses and LAE:
Current period	3	7	(4)	4	25	(21)
Prior periods	(2)	(2)	—	2	(5)	7
Total net incurred losses and LAE	1	5	(4)	6	20	(14)
Acquisition costs	(1)	3	(4)	2	13	(11)
General and administrative expenses	—	3	(3)	—	6	(6)
Total expenses	—	11	(11)	8	39	(31)

SEGMENT NET (LOSS) EARNINGS	$—	$—	$—	$—	$—	$—
Overall Results
Three and Nine Months Ended September 30, 2022 versus 2021:
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

Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 45

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Corporate and other

Corporate and other

The following is a discussion and analysis of our results of operations for our Corporate and other activities.

	Three Months Ended			Nine Months Ended
	September 30,		$ Change	September 30,		$ Change
	2022	2021		2022	2021
INCOME	(in millions of U.S. dollars)
Other income (expense):
Amortization of fair value adjustments (1)	$(1)	$1	$(2)	$(6)	$(9)	$3
All other (expense) income	(6)	—	(6)	16	(1)	17
Total other (expense) income	(7)	1	(8)	10	(10)	20
Net gain on sales of subsidiaries	—	47	(47)	—	62	(62)
Total (expense) income	(7)	48	(55)	10	52	(42)

EXPENSES
Net incurred losses and LAE - prior periods:
Amortization of DCAs (2)	32	24	8	145	55	90
Amortization of fair value adjustments	4	5	(1)	11	13	(2)
Changes in fair value - fair value option (3)	(82)	(10)	(72)	(228)	(68)	(160)
Total net incurred losses and LAE - prior periods (2)	(46)	19	(65)	(72)	—	(72)
General and administrative expenses	22	35	(13)	92	100	(8)
Total expenses	(24)	54	(78)	20	100	(80)

Interest expense	(23)	(18)	(5)	(71)	(51)	(20)
Net foreign exchange gains	17	2	15	27	9	18
Income tax (expense) benefit	(8)	(10)	2	(4)	(13)	9
Net loss (earnings) attributable to noncontrolling interests	43	1	42	74	(13)	87
Dividends on preferred shares	(9)	(9)	—	(27)	(27)	—

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$37	$(40)	$77	$(11)	$(143)	$132
(1) Amortization of fair value adjustments relates to the acquisition of DCo LLC and Morse TEC LLC.
(2) The three and nine months ended September 30, 2022 included accelerated amortization of $19 million and $115 million, respectively, corresponding to increased favorable PPD on net ultimate liabilities recorded in our Run-off segment. The three and nine months ended September 30, 2021 included accelerated amortization of $11 million and $22 million, respectively, corresponding to increased favorable PPD on net ultimate liabilities recorded in our Run-off segment.
(3) Comprises the discount rate and risk margin components.

Overall Results
Three Months Ended September 30, 2022 versus 2021: Net earnings from our Corporate and other activities were $37 million for the three months ended September 30, 2022, compared to a net loss of $40 million for the three months ended September 30, 2021. The favorable movement of $77 million was primarily due to:
•Favorable PPD of $46 million in the current quarter in comparison to adverse PPD of $19 million in the comparative quarter, a favorable change of $65 million, primarily driven by:
◦A $72 million favorable change in the fair value of liabilities relating to our assumed retroactive reinsurance agreements for which we have elected the fair value option due to increases in interest rates; partially offset by
◦An $8 million increase in the amortization of DCAs due to favorable PPD on recent acquisition years.
•An increase in net losses attributable to noncontrolling interests of $42 million, as a result of net losses sustained in 2022 for those companies where there are noncontrolling interests;
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 46

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Corporate and other

•An increase in net foreign exchange gains of $15 million, primarily as a result of strengthening of the U.S. dollar against the U.K. pound and Euro; and
•A decrease in general and administrative expenses of $13 million, primarily driven by a reduction in long-term incentive plan costs as a result of reducing the certain PSU award values based on projected performance; partially offset by
•Absence of the prior year net gain on purchase and sales of subsidiaries of $47 million, driven by the gain recognized on the step acquisition of Enhanzed Re.
Nine Months Ended September 30, 2022 versus 2021: Net loss from our Corporate and other activities decreased by $132 million, primarily due to:
•The attribution of net losses to noncontrolling interests of $74 million in the current period in comparison to the attribution of net earnings of $13 million in the comparative quarter, as a result of net losses sustained in 2022 for those companies where there are noncontrolling interests;
•An increase in favorable PPD of $72 million in the current period primarily driven by:
◦A $160 million favorable change in the fair value of liabilities relating to our assumed retroactive reinsurance agreements for which we have elected the fair value option due to increases in interest rates; partially offset by
◦A $90 million increase in the amortization of DCAs due to favorable PPD on recent acquisition years.
•Other income of $10 million in the current period in comparison to other expense of $10 million in the comparative period, a favorable change of $20 million; and
•An increase in net foreign exchange gains of $18 million, primarily as a result of strengthening of the U.S. dollar against the U.K. pound and Euro; partially offset by
•Absence of the prior year net gain on purchase and sales of subsidiaries of $62 million, primarily driven by the following two components, both of which were recognized in the comparative period: i) a $47 million gain recognized on the step acquisition of Enhanzed Re and ii) a net gain on sales of subsidiaries of $15 million; and
•An increase in interest expense of $20 million, primarily due to the issuance of the 2031 Senior Notes in August 2021 and the 2042 Junior Subordinated Notes in January 2022.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 47

Item 2 | Management's Discussion and Analysis | Current Outlook

Current Outlook

Run-off Outlook

Transactions
In August 2022, we executed an LPT agreement with a wholly owned subsidiary of Argo Group International Holdings, Ltd. (“Argo”) covering a number of its U.S. casualty insurance portfolios, with a policy limit of $1.1 billion. The closing of the transaction is subject to regulatory approval and other closing conditions which we expect to be completed in the fourth quarter of 2022.
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
We expect we will invest a significant portion of premium on new transactions in fixed maturity securities which will deliver book yields at the current elevated rates.
We are also continuing to evaluate the feasibility of initiatives to optimize our future return and capital position, including restructuring initiatives for some of the older loss portfolios that we have carried for a number of years.
Seasonality
We complete most of our annual loss reserve studies in the fourth quarter of each year and, as a result, tend to record the largest movements, both favorable and adverse, to net incurred losses and LAE in this period.
In the interim periods where a reserve study has not been completed, we perform quarterly reviews to ascertain whether changes to claims paid or case reserves have varied from our expectations developed during the last annual reserve review. In this event, we consider the timing and magnitude of the actual versus expected development, and we may record an interim adjustment to our recorded reserves if, and when, warranted.
Following the completion of annual loss reserve studies on approximately 20% of our portfolios in the third quarter, we observed the following trends:
•Favorable development on our workers’ compensation line of business, where our claims settlement experience continues to drive positive outcomes; partially offset by
•Adverse development on our general casualty line of business, where we have observed additional claims settlements on larger claims, and our motor line of business, where we continue to experience higher-than expected development; and
•Increased claim cost severity on our construction defect line of business, primarily attributable to inflationary pressures on labor and materials.
We expect our fourth quarter annual loss reserve studies to deliver results consistent with previous years.
Enhanzed Re
Following the completion of a strategic review of Enhanzed Re, we took into consideration the existing strategic position of Enhanzed Re, current marketplace offerings and the ability of Enhanzed Re to take advantage of future opportunities, and concluded that the available options did not align with our long-term strategy. As such, we entered into the Master Agreement in August 2022 and commenced an orderly unwind of the reinsurance operations of the entity.
In addition to the transactions completed to date, and as noted in Operational Highlights, we completed the commutation of the catastrophe reinsurance business with Allianz, and expect to complete our novation of the reinsurance of the closed block of life annuity policies to Monument Re, the impacts of these two transactions will be recorded in our fourth quarter 2022 and first quarter 2023 results respectively, in accordance with the one quarter reporting lag.

Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 48

Item 2 | Management's Discussion and Analysis | Current Outlook

Investment Outlook

We expect global financial markets to remain volatile for the remainder of 2022 and into 2023 as a result of inflationary pressures, tightening of financial conditions by global central banks, ongoing disruptions and decoupling of supply chains, geopolitical conflicts and tensions.
To date, we have recognized significant unrealized losses on our fixed income investments, a trend that may continue in the event of further interest rate increases and credit spread widening.
As we generally aim to maintain fixed income securities that are shorter or of equivalent duration to the timing of our estimated payments for losses and LAE, we expect that unrealized losses, on securities we continue to hold, to be recouped as our fixed maturity assets get closer to their maturity and the prices pull to par. We may undertake tactical repositioning of our portfolio as opportunities arise to achieve a better result than waiting for certain fixed maturity securities to pull to par value.
Elevated interest rates can represent an opportunity for us in the medium to long term, notably;
•We hold approximately 14% of our portfolio in individual fixed maturity securities that have floating interest rates which, should interest rates remain elevated, we expect to be accretive to future investment income book yields. In the nine months ended September 30, 2022, we have earned $106 million of net investment income from our floating rate investments which are generally indexed to LIBOR.
•Higher interest rates also provide us with the opportunity to reinvest at higher yields as our securities mature or as we invest premium received from new business.
Global equity markets are expected to remain turbulent in the remainder of 2022 and into 2023, and this, combined with our reporting lag on certain investments, will impact the valuation of our non-core risk investments. Anticipations of economic downturn will further negatively impact our non-core investments but may also impact expectations of future interest rates with the resulting impact to our fixed income securities.
The carrying value of our equity method investments and the fair value of other strategic investments that operate in the property catastrophe market could be adversely impacted as a result of varying levels of exposure to Hurricane Ian, a Category 4 hurricane that caused widespread damage at the end of September 2022. We do not have any significant direct exposure to this event.
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
Inflation will also result in increased wage pressures underlying our general and administrative expenses, as we remain focused on being a competitive employer in our market.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 49

Item 2 | Management's Discussion and Analysis | Current Outlook

In August 2022, the U.S. government signed the Inflation Reduction Act (“IRA”) into law, which includes the implementation of a new alternative minimum tax and an excise tax on stock buybacks, among other provisions. While the provisions of the IRA will have no impact to our third quarter and foreseeable results given we do not meet the average annual adjusted income threshold and other relevant requirements, we will continue to closely monitor and assess the potential impact of the IRA as the regulations develop.
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
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 50

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

Liquidity and Capital Resources

Overview

We aim to generate cash flows from our (re)insurance operations and investments, preserve sufficient capital for future acquisitions and new business, and develop relationships with lenders who provide borrowing capacity at competitive rates.
Our capital resources as of September 30, 2022 included ordinary shareholders' equity of $3.6 billion, preferred equity of $510 million, noncontrolling interests of $98 million, redeemable noncontrolling interests of $166 million, and debt obligations of $1.9 billion. Based on our current loss reserves4 and investment positions, we believe we are well capitalized.
The following table details our capital position:

	September 30, 2022	December 31, 2021	$ Change
	(in millions of U.S. dollars)
Ordinary shareholders' equity	$3,550	$5,586	$(2,036)
Series D and E Preferred Shares	510	510	—
Total Enstar shareholders' equity	4,060	6,096	(2,036)
Noncontrolling interests	98	230	(132)
Total shareholders' equity	4,158	6,326	(2,168)
Debt obligations	1,905	1,691	214
Redeemable noncontrolling interests	166	179	(13)
Total capitalization	$6,229	$8,196	$(1,967)
Total capitalization attributable to Enstar	$5,965	$7,787	$(1,822)
Debt to total capitalization	30.6%	20.6%
Debt and Series D and E Preferred Shares to total capitalization	38.8%	26.9%
Debt to total capitalization attributable to Enstar	31.9%	21.7%
Debt and Series D and E Preferred Shares to total capitalization attributable to Enstar	40.5%	28.3%
For purposes of the financial covenants in our credit facilities, total debt excludes hybrid capital (defined as our Subordinated Notes) not exceeding 15% of total capital attributable to Enstar. As of September 30, 2022, we were in compliance with the financial covenants in our credit facilities.
As of September 30, 2022, we had $923 million of cash and cash equivalents, excluding restricted cash, that supports (re)insurance operations, and included in this amount was $289 million held by our foreign subsidiaries outside of Bermuda.
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
Based on existing tax laws, regulations and our current intentions, there were no accruals as of September 30, 2022 for any material withholding taxes on dividends or other distributions.
Share Repurchases and Dividends

We believe that the best investment is in our business, by funding future transactions and meeting our financing obligations. We may choose to return value to shareholders in the form of share repurchases or dividends. To date, we have not declared any dividends on our ordinary shares. For details on our share repurchase programs, refer to Note 11 to our unaudited condensed consolidated financial statements. We may re-evaluate this strategy from time to time based on overall market conditions and other factors.
4 Including gross loss reserves, future policyholder benefits and defendant A&E liabilities.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 51

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

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
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 52

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

pay to us, which in turn may limit our ability to pay dividends and make other payments.
As of September 30, 2022, all of our (re)insurance subsidiaries’ capital requirement levels were in excess of the minimum levels required.
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
Cash provided by operating activities for the nine months ended September 30, 2022 and 2021 was positive as our cash provided by sales and maturities of trading securities and cash received as a result of assuming new business exceeded cash used in the purchase of trading securities and net paid losses, with the net proceeds being used to purchase AFS securities and other investments included within investing cash flows.
Overall, we expect our cash flows, together with our existing capital base and cash and investments acquired and from new business, to be sufficient to meet cash requirements and to operate our business.
Cash Flows
The following table summarizes our consolidated cash flows (used in) provided by operating, investing and financing activities:

	Nine Months Ended September 30,
	2022	2021	$ Change
	(in millions of U.S. dollars)
Cash provided by (used in):
Operating activities	$340	$3,858	$(3,518)
Investing activities	(1,064)	(2,051)	987
Financing activities	(31)	(676)	645
Effect of exchange rate changes on cash	20	4	16
Net (decrease) increase in cash and cash equivalents	(735)	1,135	(1,870)
Cash, cash equivalents and restricted cash, beginning of period	2,092	1,373	719
Net change in cash of businesses held-for-sale	—	223	(223)
Cash and cash equivalents and restricted cash, end of period	$1,357	$2,731	$(1,374)
Reconciliation to Condensed Consolidated Balance Sheets:
Cash and Cash equivalents	$923	$1,587	$(664)
Restricted cash and cash equivalents	434	448	(14)
Cash and restricted cash and cash equivalents of the InRe Fund	—	696	(696)
Total cash, cash equivalents and restricted cash	$1,357	$2,731	$(1,374)
Nine Months Ended September 30, 2022 versus 2021: Cash and cash equivalents decreased by $735 million during the nine months ended September 30, 2022 compared to an increase of $1.1 billion during the nine months ended September 30, 2021.
Cash provided by operations of $340 million for the nine months ended September 30, 2022 was predominantly driven by:
(i) the cash inflows from net sales and maturities of trading securities of $1.6 billion; and
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 53

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

(ii) cash, restricted cash and cash equivalents from new business of $29 million; partially offset by
(iii) net paid losses of $1.3 billion;
Cash used in investing activities of $1.1 billion for the nine months ended September 30, 2022 primarily related to net purchases of other investments of $1.1 billion.
Cash used in financing activities of $31 million for the nine months ended September 30, 2022 was attributable to share repurchases of $163 million, dividends paid to our noncontrolling interests of $55 million and preferred share dividends of $27 million, partially offset by the net proceeds from the issuance of debt of $214 million.
Cash provided by operations for the nine months ended September 30, 2021 was predominantly driven by:
(i) cash, restricted cash and cash equivalents from new business of $1.9 billion; and
(ii) the cash inflows from net sales and maturities of trading securities of $2.6 billion; partially offset by
(iii) net paid losses of $996 million.
Cash used in investing activities for the nine months ended September 30, 2021 primarily related to:
(i) net purchases of AFS securities of $1.8 billion; and
(ii) the purchase and sales of subsidiaries, net of cash acquired and sold, respectively, of $438 million; partially offset by
(iii) the impact of consolidating the opening cash and restricted cash balances of the InRe Fund of $574 million.
Cash used in financing activities for the nine months ended September 30, 2021 was attributable to share repurchases of $890 million and preferred share dividends of $27 million, partially offset by the net proceeds from the issuance of debt of $242 million.
The change in cash of businesses held-for-sale for the nine months ended September 30, 2021 was due to the disposal of Northshore Holdings Limited ("Northshore").
Investable Assets

We define investable assets as the sum of total investments, cash and cash equivalents, restricted cash and cash equivalents and funds held. Investable assets were $19.3 billion as of September 30, 2022 as compared to $21.7 billion as of December 31, 2021. This represents a decrease of 11.0% primarily due to a decline in the carrying value of our fixed income securities and other investments, including equities, and net paid losses, partially offset by an increase in funds held by reinsured companies as a result of the Aspen transaction.
Reinsurance Balances Recoverable on Paid and Unpaid Losses

As of September 30, 2022 and December 31, 2021, we had reinsurance balances recoverable on paid and unpaid losses of $1.2 billion and $1.5 billion, respectively.
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
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 54

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

Debt Obligations

We utilize debt financing and loan facilities primarily for funding acquisitions and significant new business, investment activities and, from time to time, for general corporate purposes.
Our debt obligations as of September 30, 2022 and December 31, 2021 were as follows:

Facility	Origination Date	Term	September 30, 2022	December 31, 2021
			(in millions of U.S. dollars)
4.50% Senior Notes due 2022	March 10, 2017	5 years	$—	$280
4.95% Senior Notes due 2029	May 28, 2019	10 years	496	495
3.10% Senior Notes due 2031	August 24, 2021	10 years	495	495
Total Senior Notes			991	1,270
5.75% Junior Subordinated Notes due 2040	August 26, 2020	20 years	345	345
5.50% Junior Subordinated Notes due 2042	January 14, 2022	20 years	493	—
5.50% Enhanzed Re's Subordinated Notes due 2031	December 20, 2018	12.1 years	76	76
Total Subordinated Notes			914	421
Total debt obligations			$1,905	$1,691
Our debt obligations increased by $214 million from December 31, 2021 primarily due to the issuance of our 2042 Junior Subordinated Notes, partially offset by the repayment upon maturity of our 2022 Senior Notes.
Credit Ratings
The following table presents our credit ratings as of November 3, 2022:

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
Agency ratings are not a recommendation to buy, sell or hold any of our securities and may be revised or withdrawn at any time by the issuing organization. Each agency's rating should be evaluated independently of any other agency's rating5.
5 For information on risks related to our credit ratings, refer to "Item 1A. Risk Factors - Risks Relating to Liquidity and Capital Resources" and "Item 1A. Risk Factors - Risks Relating to Ownership of our Shares" in our Annual Report on Form 10-K for the year ended December 31, 2021.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 55

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
As of September 30, 2022, our estimated payments for losses and LAE by expected payment date for the Run-off segment was as follows:

		Short-term	Long-term
	Total	Less than 1 Year	1 - 3 years	3 - 5 years	6 - 10 years	More than 10 Years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and LAE for the Run-off segment(1)
Asbestos	$1,674	$155	$267	$240	$358	$654
Environmental	364	48	67	54	80	115
General Casualty	4,246	733	892	602	1,296	723
Workers' compensation/personal accident	2,647	271	438	405	505	1,028
Marine, aviation and transit	524	168	165	78	72	41
Construction defect	116	19	29	20	26	22
Professional indemnity/ Directors and Officers	1,299	280	338	192	352	137
Motor	539	130	117	69	86	137
Property	465	169	169	62	48	17
Other	652	226	181	81	79	85
Total outstanding losses and IBNR	12,526	2,199	2,663	1,803	2,902	2,959
ULAE	483	99	117	72	93	102
Total estimated gross reserves for losses and LAE for the Run-off segment (1)	$13,009	$2,298	$2,780	$1,875	$2,995	$3,061
(1)     The reserves for losses and LAE represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our condensed consolidated financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above. The amounts in the above table represent our estimates of known liabilities as of September 30, 2022 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, certain of the reserves included in the condensed consolidated financial statements as of September 30, 2022 were acquired by us and initially recorded at fair value with subsequent amortization, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.
We generally seek to maintain investment portfolios that are shorter or of equivalent duration to our liabilities in order to provide liquidity for the settlement of losses and, where possible, to avoid having to liquidate longer-dated investments. The settlement of liabilities also has the potential to accelerate the natural payout of losses, which may require additional liquidity.
Off-Balance Sheet Arrangements

As of September 30, 2022, we have entered into certain investment commitments and parental guarantees6. We also utilize unsecured and secured letters of credit and a deposit facility. We do not believe it is reasonably likely that these arrangements will have a material current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, cash requirements or capital resources.

6 Refer to Note 16 to our condensed consolidated financial statements for further details.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 56

Item 3 | Quantitative and Qualitative Disclosures About Market Risk

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk. For the nine months ended September 30, 2022, excluding interest rate risk, there were no material changes to these market risks or our policies to address these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021. Please see such section for a discussion of our exposure to and policies to address these market risks.
Refer to the below disclosure for discussion of our exposure to and policies to address interest rate risks.
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
The following tables, presented on a consolidated, Run-off segment, and Assumed Life segment basis, summarize the aggregate hypothetical change in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, in our fixed maturity and short-term investments portfolio classified as trading and AFS, our funds held directly managed portfolio, our fixed income funds and our fixed income exchange-traded funds, and excludes investments classified as held-for-sale:

	Consolidated
	Interest Rate Shift in Basis Points
As of September 30, 2022	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value (1)	$10,507	$10,232	$9,972	$9,727	$9,495
Market Value Change from Base	5.4%	2.6%	—%	(2.5)%	(4.8)%
Change in Unrealized Value	$535	$260	$—	$(245)	$(477)

As of December 31, 2021	-100	-50	—	+50	+100
Total Market Value (1)	$14,601	$14,182	$13,796	$13,438	$13,099
Market Value Change from Base	5.8%	2.8%	—%	(2.6)%	(5.1)%
Change in Unrealized Value	$805	$386	$—	$(358)	$(697)
(1)     Excludes equity exchange-traded funds of $408 million and $373 million as of September 30, 2022 and December 31, 2021, respectively.

	Run-off
	Interest Rate Shift in Basis Points
As of September 30, 2022	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value (1)	$9,291	$9,090	$8,898	$8,716	$8,542
Market Value Change from Base	4.4%	2.2%	—%	(2.0)%	(4.0)%
Change in Unrealized Value	$393	$192	$—	$(182)	$(356)

As of December 31, 2021	-100	-50	—	+50	+100
Total Market Value (1)	$12,959	$12,638	$12,342	$12,066	$11,803
Market Value Change from Base	5.0%	2.4%	—%	(2.2)%	(4.4)%
Change in Unrealized Value	$617	$296	$—	$(276)	$(539)
(1)     Excludes equity exchange-traded funds of $408 million and $373 million as of September 30, 2022 and December 31, 2021, respectively.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 57

Item 3 | Quantitative and Qualitative Disclosures About Market Risk | Interest Rate and Credit Spread Risk

	Assumed Life
	Interest Rate Shift in Basis Points
As of September 30, 2022	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$1,216	$1,142	$1,074	$1,011	$953
Market Value Change from Base	13.2%	6.3%	—%	(5.9)%	(11.3)%
Change in Unrealized Value	$142	$68	$—	$(63)	$(121)

As of December 31, 2021	-100	-50	—	+50	+100
Total Market Value	$1,642	$1,544	$1,454	$1,372	$1,296
Market Value Change from Base	12.9%	6.2%	—%	(5.6)%	(10.9)%
Change in Unrealized Value	$188	$90	$—	$(82)	$(158)
Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities, short-term investments, funds held - directly managed and fixed income exchange-traded funds may be materially different from the resulting change in value indicated in the tables above.
The following tables, presented on a consolidated, Run-off segment, and Assumed Life segment basis, summarize the aggregate hypothetical change in fair value from an immediate parallel shift in credit spreads assuming interest rates remain fixed, in our fixed maturity and short-term investments portfolio classified as trading and AFS, our funds held directly managed portfolio, our fixed income funds and our fixed income exchange-traded funds, and excludes investments classified as held-for-sale:

	Consolidated
	Credit Spread Shift in Basis Points
As at September 30, 2022	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value (1)	$10,496	$10,227	$9,972	$9,727	$9,500
Market Value Change from Base	5.3%	2.6%	—%	(2.5)%	(4.7)%
Change in Unrealized Value	$524	$255	$—	$(245)	$(472)

As at December 31, 2021	-100	-50	—	+50	+100
Total Market Value (1)	$14,560	$14,166	$13,796	$13,448	$13,119
Market Value Change from Base	5.5%	2.7%	—%	(2.5)%	(4.9)%
Change in Unrealized Value	$764	$370	$—	$(348)	$(677)
(1)     Excludes equity exchange-traded funds of $408 million and $373 million as of September 30, 2022 and December 31, 2021, respectively.

	Run-off
	Credit Spread Shift in Basis Points
As at September 30, 2022	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value (1)	$9,291	$9,090	$8,898	$8,712	$8,539
Market Value Change from Base	4.4%	2.2%	—%	(2.1)%	(4.0)%
Change in Unrealized Value	$393	$192	$—	$(186)	$(359)

As at December 31, 2021	-100	-50	—	+50	+100
Total Market Value (1)	$12,935	$12,630	$12,342	$12,070	$11,811
Market Value Change from Base	4.8%	2.3%	—%	(2.2)%	(4.3)%
Change in Unrealized Value	$593	$288	$—	$(272)	$(531)
(1)     Excludes equity exchange-traded funds of $408 million and $373 million as of September 30, 2022 and December 31, 2021, respectively.

Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 58

Item 3 | Quantitative and Qualitative Disclosures About Market Risk | Interest Rate and Credit Spread Risk

	Assumed Life
	Credit Spread Shift in Basis Points
As at September 30, 2022	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$1,205	$1,137	$1,074	$1,015	$961
Market Value Change from Base	12.2%	5.9%	—%	(5.5)%	(10.5)%
Change in Unrealized Value	$131	$63	$—	$(59)	$(113)

As at December 31, 2021	-100	-50	—	+50	+100
Total Market Value	$1,625	$1,536	$1,454	$1,378	$1,308
Market Value Change from Base	11.8%	5.6%	—%	(5.2)%	(10.0)%
Change in Unrealized Value	$171	$82	$—	$(76)	$(146)

Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 59

ITEM 1.   FINANCIAL STATEMENTS

Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 60

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2022 and December 31, 2021

	September 30, 2022	December 31, 2021
	(expressed in millions of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$14	$6
Short-term investments, available-for-sale, at fair value (amortized cost: 2022 — $9; 2021 — $34; net of allowance: 2022 and 2021 — $0)	9	34
Fixed maturities, trading, at fair value	2,315	3,756
Fixed maturities, available-for-sale, at fair value (amortized cost: 2022 — $5,624; 2021 — $5,689; net of allowance: 2022 — $35; 2021 — $10)	4,868	5,652
Funds held - directly managed	2,150	3,007
Equities, at fair value (cost: 2022 — $1,320; 2021 — $1,831)	1,199	1,995
Other investments, at fair value	3,203	2,333
Equity method investments	468	493
Total investments (Note 3 and Note 7)	14,226	17,276
Cash and cash equivalents	923	1,646
Restricted cash and cash equivalents	434	446
Reinsurance balances recoverable on paid and unpaid losses (net of allowance: 2022 — $134; 2021 — $136)	886	1,085
Reinsurance balances recoverable on paid and unpaid losses, at fair value (Note 7)	287	432
Insurance balances recoverable (net of allowance: 2022 and 2021 — $5) (Note 6)	190	213
Funds held by reinsured companies	3,727	2,340
Deferred charge assets	255	371
Other assets	624	620
TOTAL ASSETS	$21,552	$24,429

LIABILITIES
Losses and loss adjustment expenses (Note 5)	$11,549	$11,269
Losses and loss adjustment expenses, at fair value (Note 5 and Note 7)	1,286	1,989
Future policyholder benefits	1,285	1,502
Defendant asbestos and environmental liabilities (Note 6)	617	638
Insurance and reinsurance balances payable	154	254
Debt obligations (Note 9)	1,905	1,691
Other liabilities	432	581
TOTAL LIABILITIES	17,228	17,924

COMMITMENTS AND CONTINGENCIES (Note 16)
REDEEMABLE NONCONTROLLING INTERESTS (Note 10)	166	179

SHAREHOLDERS’ EQUITY (Note 11)
Ordinary shares (par value $1 each, issued and outstanding 2022: 17,584,201; 2021: 18,223,574):
Voting Ordinary shares (issued and outstanding 2022: 15,986,489; 2021: 16,625,862)	16	17
Non-voting convertible ordinary Series C Shares (issued and outstanding 2022 and 2021: 1,192,941)	1	1
Non-voting convertible ordinary Series E Shares (issued and outstanding 2022 and 2021: 404,771)	—	—
Preferred Shares:
Series C Preferred Shares (issued and held in treasury 2022 and 2021: 388,571)	—	—
Series D Preferred Shares (issued and outstanding 2022 and 2021: 16,000; liquidation preference $400)	400	400
Series E Preferred Shares (issued and outstanding 2022 and 2021: 4,400; liquidation preference $110)	110	110
Treasury shares, at cost (Series C Preferred shares 2022 and 2021: 388,571)	(422)	(422)
Joint Share Ownership Plan (voting ordinary shares, held in trust 2022 and 2021: 565,630)	(1)	(1)
Additional paid-in capital	757	922
Accumulated other comprehensive loss	(667)	(16)
Retained earnings	3,866	5,085
Total Enstar Shareholders’ Equity	4,060	6,096
Noncontrolling interests (Note 10)	98	230
TOTAL SHAREHOLDERS’ EQUITY	4,158	6,326
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY	$21,552	$24,429
See accompanying notes to the unaudited condensed consolidated financial statements
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 61

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three and Nine Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(expressed in millions of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$4	$52	$52	$204
Net investment income	116	93	302	231
Net realized (losses) gains	(36)	6	(111)	1
Net unrealized (losses) gains	(546)	(280)	(1,518)	110
Other (expense) income	(4)	11	33	27
Net gain on purchase and sales of subsidiaries	—	47	—	62
Total income	(466)	(71)	(1,242)	635

EXPENSES
Net incurred losses and loss adjustment expenses
Current period	13	42	39	146
Prior periods	(109)	(69)	(331)	(189)
Total net incurred losses and loss adjustment expenses	(96)	(27)	(292)	(43)
Policyholder benefit expenses	7	—	25	—
Acquisition costs	—	11	20	50
General and administrative expenses	67	93	235	269
Interest expense	23	18	71	51
Net foreign exchange gains	(17)	(2)	(27)	(9)
Total expenses	(16)	93	32	318

(LOSS) EARNINGS BEFORE INCOME TAXES	(450)	(164)	(1,274)	317
Income tax expense	(8)	(10)	(4)	(13)
(Losses) earnings from equity method investments	(20)	(14)	12	101
NET (LOSS) EARNINGS	(478)	(188)	(1,266)	405
Net loss (earnings) attributable to noncontrolling interests	43	1	74	(13)
NET (LOSS) EARNINGS ATTRIBUTABLE TO ENSTAR	(435)	(187)	(1,192)	392
Dividends on preferred shares	(9)	(9)	(27)	(27)
NET (LOSS) EARNINGS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(444)	$(196)	$(1,219)	$365

(Loss) earnings per ordinary share attributable to Enstar:
Basic	$(26.10)	$(10.68)	$(70.59)	$17.78
Diluted	$(26.10)	$(10.68)	$(70.59)	$17.53
Weighted average ordinary shares outstanding:
Basic	17,013,348	18,349,483	17,269,870	20,502,755
Diluted	17,126,880	18,548,368	17,382,578	20,793,640

See accompanying notes to the unaudited condensed consolidated financial statements
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 62

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(expressed in millions of U.S. dollars)
NET (LOSS) EARNINGS	$(478)	$(188)	$(1,266)	$405

Other comprehensive loss, net of income taxes:
Unrealized losses on fixed income available-for-sale investments arising during the period	(204)	(26)	(754)	(80)
Reclassification adjustment for change in allowance for credit losses recognized in net (loss) earnings	(3)	(2)	29	5
Reclassification adjustment for net realized loss (gain) included in net (loss) earnings	27	(2)	58	(4)
Reclassification to net (loss) earnings on disposal of subsidiary	—	—	—	1
Unrealized losses arising during the period, net of reclassification adjustments	(180)	(30)	(667)	(78)
Cumulative currency translation adjustment	—	1	2	2
Decrease in defined benefit pension liability	(2)	—	(2)	—
Total other comprehensive loss	(182)	(29)	(667)	(76)

Comprehensive (loss) income	(660)	(217)	(1,933)	329
Comprehensive loss (income) attributable to noncontrolling interests	48	—	90	(14)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ENSTAR	$(612)	$(217)	$(1,843)	$315

See accompanying notes to the unaudited condensed consolidated financial statements

Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 63

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three and Nine Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(expressed in millions of U.S. dollars)
Share Capital — Voting Ordinary Shares
Balance, beginning of period	$16	$19	$17	$19
Shares repurchased	—	(2)	(1)	(2)
Balance, end of period	$16	$17	$16	$17
Share Capital — Non-Voting Convertible Ordinary Series C Shares
Balance, beginning of period	$1	$3	$1	$3
Shares repurchased	—	(2)	—	(2)
Balance, end of period	$1	$1	$1	$1
Share Capital — Non-Voting Convertible Ordinary Series E Shares
Balance, beginning of period	$—	$1	$—	$1
Shares repurchased	—	(1)	—	(1)
Balance, end of period	$—	$—	$—	$—
Share Capital — Series C Convertible Participating Non-Voting Preferred Shares
Balance, beginning and end of period	$—	$—	$—	$—
Share Capital — Series D Preferred Shares
Balance, beginning and end of period	$400	$400	$400	$400
Share Capital — Series E Preferred Shares
Balance, beginning and end of period	$110	$110	$110	$110
Treasury Shares (Series C Preferred Shares)
Balance, beginning and end of period	$(422)	$(422)	$(422)	$(422)
Joint Share Ownership Plan — Voting Ordinary Shares, Held in Trust
Balance, beginning and end of period	$(1)	$(1)	$(1)	$(1)
Additional Paid-in Capital
Balance, beginning of period	$769	$1,835	$922	$1,836
Repurchase of voting ordinary shares	(1)	1	(4)	(2)
Shares repurchased	—	(886)	(162)	(897)
Amortization of share-based compensation	(11)	7	1	20
Balance, end of period	$757	$957	$757	$957
Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	$(490)	$33	$(16)	$81
Cumulative currency translation adjustment
Balance, beginning of period	11	8	9	8
Change in currency translation adjustment	—	1	2	1
Balance, end of period	11	9	11	9
Defined benefit pension liability
Balance, beginning of period	2	—	2	—
Change in defined benefit pension liability	(2)	—	(2)	—
Balance, end of period	—	—	—	—
Unrealized (losses) gains on available-for-sale investments
Balance, beginning of period	(503)	25	(27)	73
Change in unrealized (losses) on available-for-sale investments	(175)	(29)	(651)	(77)
Balance, end of period	(678)	(4)	(678)	(4)
Balance, end of period	$(667)	$5	$(667)	$5
Retained Earnings
Balance, beginning of period	$4,310	$5,209	$5,085	$4,647
Net (loss) earnings	(478)	(188)	(1,266)	405
Net loss (earnings) attributable to noncontrolling interests	43	1	74	(13)
Dividends on preferred shares	(9)	(9)	(27)	(27)
Change in redemption value of redeemable noncontrolling interests	—	—	—	1
Balance, end of period	$3,866	$5,013	$3,866	$5,013
Noncontrolling Interests (excludes Redeemable Noncontrolling Interests)
Balance, beginning of period	$193	$13	$230	$14
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 64

Increase due to acquisitions	—	219	—	219
Change in unrealized losses on available-for-sale investments attributable to noncontrolling interests	(2)	—	(8)	—
Dividends paid	(55)	—	(55)	(1)
Net (loss) attributable to noncontrolling interests	(38)	(5)	(69)	(5)
Balance, end of period	$98	$227	$98	$227
Total Shareholders' Equity	$4,158	$6,307	$4,158	$6,307
See accompanying notes to the unaudited condensed consolidated financial statements
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 65

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021
	(expressed in millions of U.S. dollars)
OPERATING ACTIVITIES:
Net (loss) earnings	$(1,266)	$405
Adjustments to reconcile net (loss) earnings to cash flows (used in) provided by operating activities:
Realized losses (gains) on sales of investments	111	(1)
Unrealized losses (gains) on investments	1,518	(110)
Depreciation and other amortization	38	56
Earnings from equity method investments	(12)	(101)
Sales and maturities of trading securities	3,124	5,290
Purchases of trading securities	(1,551)	(2,697)
Payments to cover securities sold short	—	(1,016)
Proceeds from securities sold short	—	461
Net payments for derivative contracts	—	(66)
Net gain on sales of subsidiaries	—	(62)
Other	29	6
Changes in:
Reinsurance balances recoverable on paid and unpaid losses	329	118
Funds held by reinsured companies	(1,387)	(1,561)
Losses and loss adjustment expenses	(284)	2,465
Defendant asbestos and environmental liabilities	(21)	(46)
Insurance and reinsurance balances payable	(98)	—
Other operating assets and liabilities	(190)	(315)
Variable interest entity assets and liabilities of the InRe Fund (Note 8)	—	1,032
Net cash flows provided by operating activities	340	3,858
INVESTING ACTIVITIES:
Acquisition, net of cash acquired	—	(206)
Sales of subsidiaries, net of cash previously held	—	(232)
Sales and maturities of available-for-sale securities	1,704	2,524
Purchase of available-for-sale securities	(1,714)	(4,343)
Purchase of other investments	(1,379)	(622)
Proceeds from other investments	319	254
Other investing activities	6	—
Consolidation of the InRe Fund opening cash and restricted cash balances (Note 8)	—	574
Net cash flows used in investing activities	(1,064)	(2,051)
FINANCING ACTIVITIES:
Dividends on preferred shares	(27)	(27)
Dividends paid to noncontrolling interests	(55)	(1)
Repurchase of shares	(163)	(890)
Issuance of debt, net of issuance costs	494	816
Repayment of debt	(280)	(574)
Net cash flows used in financing activities	(31)	(676)
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	20	4
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(735)	1,135
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	2,092	1,373
NET CHANGE IN CASH OF BUSINESSES HELD FOR SALE	—	223
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,357	$2,731
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 66

Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$2	$7
Interest paid	$70	$51
Reconciliation to Condensed Consolidated Balance Sheets:
Cash and cash equivalents	923	1,587
Restricted cash and cash equivalents	434	448
Cash and restricted cash and cash equivalents of the InRe Fund (Note 8)	—	696
Cash, cash equivalents and restricted cash	$1,357	$2,731
In addition to the cash flows presented above, for the nine months ended September 30, 2021, our non-cash financing activities included distributions to redeemable noncontrolling interests ("RNCI") totaling $202 million, an increase in non-controlling interests of $219 million due to the acquisition of a subsidiary, the issuance of 89,590 shares following the exercise of 175,901 warrants on a non-cash basis, and a third party capital withdrawal from the InRe Fund totaling $61 million which was funded through the transfer of a trading security. For the nine months ended September 30, 2021 our non-cash investing activities included: the removal of an equity method investment of $412 million relating to the acquisition of a subsidiary, the receipt of other investments as consideration totaling $52 million; unsettled purchases and sales of AFS and other investments of $64 million and $10 million, respectively; and contributions of $481 million to other investments, fully funded through the redemption of other investments totaling $381 million and a $100 million reduction in investment fees.
For the nine months ended September 30, 2022, our non-cash investing activities included unsettled purchases and sales of AFS and other investments of $10 million and $(3) million respectively.

See accompanying notes to the unaudited condensed consolidated financial statements
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 67

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
Significant Accounting Policies
The following significant accounting policy has been updated following the completion of the loss portfolio transaction (“LPT”) with Aspen Insurance Holdings Limited (“Aspen”) in May 2022 as further described in Note 3.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
ASU 2018-12 - Targeted Improvements to the Accounting for Long-Duration Contracts
In August 2018, the FASB issued ASU 2018-12 and subsequently issued ASUs 2019-09 and 2020-11 serving to defer the effective date of implementation. These updates:
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
These amendments are effective for interim and annual reporting periods beginning after December 15, 2022. This new guidance will apply to our future policyholder benefits held within the Assumed Life segment. We are currently
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 68

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
evaluating the impact of ASU 2018-12 on our consolidated financial statements and disclosures, and will adopt the standard effective January 1, 2023.

2. SEGMENT INFORMATION

Our segment structure is aligned with how our chief operating decision maker ("CODM"), who was determined to be our Chief Executive Officer, views our business, assesses performance and allocates resources to our business components. Our business is organized into four reportable segments: (i) Run-off; (ii) Assumed Life; (iii) Investments; and (iv) Legacy Underwriting. In addition, our Corporate and other activities, which do not qualify as an operating segment, include income and expense items that are not directly attributable to our reportable segments.
The Assumed Life segment includes Enhanzed Re life and property aggregate excess of loss (catastrophe) business. Given our planned rationalization of the Enhanzed Re reinsurance business7, we have renamed the segment from Enhanzed Re to Assumed Life effective this quarterly reporting period. We may leverage this segment for any future potential assumed life business transactions if and when they occur.
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
7 See Note 17 for further details.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 69

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 2. Segment Information

The following tables set forth select unaudited condensed consolidated statement of earnings results by segment and our Corporate and other activities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions of U.S. dollars)
Income
Run-off	$3	$51	$46	$202
Assumed Life	2	—	17	—
Investments	(464)	(181)	(1,323)	342
Legacy Underwriting	—	11	8	39
Subtotal	(459)	(119)	(1,252)	583
Corporate and other	(7)	48	10	52
Total income	$(466)	$(71)	$(1,242)	$635

(Losses) earnings from equity method investments
Investments	$(20)	$(14)	$12	$101

Segment net earnings (loss)
Run-off	$19	$47	$116	$89
Assumed Life	(7)	—	15	—
Investments	(493)	(203)	(1,339)	419
Legacy Underwriting	—	—	—	—
Total segment net (loss) earnings	(481)	(156)	(1,208)	508
Corporate and other:
Other (expense) income (1)	(7)	1	10	(10)
Net gain on sale of subsidiaries	—	47	—	62
Net incurred losses and loss adjustment expenses (“LAE”) (2)	46	(19)	72	—
General and administrative expenses	(22)	(35)	(92)	(100)
Interest expense	(23)	(18)	(71)	(51)
Net foreign exchange gains	17	2	27	9
Income tax expense	(8)	(10)	(4)	(13)
Net loss (earnings) attributable to noncontrolling interests	43	1	74	(13)
Dividends on preferred shares	(9)	(9)	(27)	(27)
Total - Corporate and other	37	(40)	(11)	(143)
Net (loss) earnings attributable to Enstar Ordinary Shareholders	(444)	$(196)	(1,219)	$365
(1) Other income (expense) for corporate and other activities includes the amortization of fair value adjustments associated with the acquisition of DCo LLC (“DCo”) and Morse TEC LLC (“Morse TEC”).
(2) Net incurred losses and LAE for corporate and other activities includes the amortization of deferred charge assets (“DCAs”) on retroactive reinsurance contracts, fair value adjustments associated with the acquisition of companies and the changes in the discount rate and risk margin components of the fair value of assets and liabilities related to our assumed retroactive reinsurance contracts for which we have elected the fair value option. The three and nine months ended September 30, 2022 included accelerated amortization of $19 million and $115 million, respectively, corresponding to increased favorable prior period development (“PPD”) on net ultimate liabilities recorded in our Run-off segment. There was $11 million and $22 million accelerated amortization for the three and nine months ended September 30, 2021.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 70

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 3. Investments

3. INVESTMENTS

Short-term and Fixed Maturity Investments
Asset Types
The fair values of the following underlying asset categories are set out below:

	September 30, 2022
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Fixed maturities, funds held - directly managed	Total
	(in millions of U.S. dollars)
U.S. government and agency	$14	$5	$65	$353	$124	$561
U.K. government	—	—	61	30	4	95
Other government	—	—	193	130	168	491
Corporate (1)	—	4	1,546	2,851	679	5,080
Municipal	—	—	60	101	50	211
Residential mortgage-backed	—	—	74	335	81	490
Commercial mortgage-backed	—	—	165	535	211	911
Asset-backed	—	—	151	533	81	765
Structured products	—	—	—	—	706	706
Total fixed maturity and short-term investments	$14	$9	$2,315	$4,868	$2,104	$9,310
(1) Includes convertible bonds of $230 million, which includes embedded derivatives of $31 million.

	December 31, 2021
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Fixed maturities, funds held - directly managed	Total
	(in millions of U.S. dollars)
U.S. government and agency	$3	$25	$102	$434	$183	$747
U.K. government	—	—	73	10	—	83
Other government	3	—	285	128	247	663
Corporate (1)	—	8	2,660	3,350	796	6,814
Municipal	—	—	85	128	73	286
Residential mortgage-backed	—	—	104	391	115	610
Commercial mortgage-backed	—	—	250	562	262	1,074
Asset-backed	—	1	197	649	97	944
Structured Products	—	—	—	—	1,033	1,033
Total fixed maturity and short-term investments	$6	$34	$3,756	$5,652	$2,806	$12,254
(1) Includes convertible bonds of $223 million, which includes embedded derivatives of $43 million.
Included within residential and commercial mortgage-backed securities as of September 30, 2022 were securities issued by U.S. governmental agencies with a fair value of $388 million (December 31, 2021: $460 million).
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 71

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

As of September 30, 2022	Amortized Cost	Fair Value	% of Total Fair Value
	(in millions of U.S. dollars)
One year or less	$344	$331	3.6%
More than one year through five years	3,192	2,844	30.4%
More than five years through ten years	2,349	1,896	20.4%
More than ten years	2,982	2,073	22.3%
Residential mortgage-backed	552	490	5.3%
Commercial mortgage-backed	1,001	911	9.8%
Asset-backed	816	765	8.2%
	$11,236	$9,310	100.0%
Unrealized Gains and Losses on AFS Short-term and Fixed Maturity Investments
The amortized cost, unrealized gains and losses, allowance for credit losses and fair values of our short-term and fixed maturity investments classified as AFS were as follows:

		Gross Unrealized Gains	Gross Unrealized Losses
As of September 30, 2022	Amortized Cost		Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
	(in millions of U.S. dollars)
U.S. government and agency	$390	$—	$(32)	$—	$358
U.K. government	35	—	(5)	—	30
Other government	151	—	(21)	—	130
Corporate	3,389	4	(503)	(35)	2,855
Municipal	123	—	(22)	—	101
Residential mortgage-backed	383	—	(48)	—	335
Commercial mortgage-backed	594	1	(60)	—	535
Asset-backed	568	—	(35)	—	533
	$5,633	$5	$(726)	$(35)	$4,877

		Gross Unrealized Gains	Gross Unrealized Losses
As of December 31, 2021	Amortized Cost		Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
	(in millions of U.S. dollars)
U.S. government and agency	$463	$1	$(5)	$—	$459
U.K. government	10	—	—	—	10
Other government	127	2	(1)	—	128
Corporate	3,384	29	(45)	(10)	3,358
Municipal	129	1	(2)	—	128
Residential mortgage-backed	394	1	(4)	—	391
Commercial mortgage-backed	566	3	(7)	—	562
Asset-backed	650	1	(1)	—	650
	$5,723	$38	$(65)	$(10)	$5,686
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 72

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 3. Investments

Gross Unrealized Losses on AFS Short-term and Fixed Maturity Investments
The following tables summarizes our short-term and fixed maturity investments classified as AFS that were in a gross unrealized loss position, for which an allowance for credit losses has not been recorded:

	12 Months or Greater		Less Than 12 Months		Total
As of September 30, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions of U.S. dollars)
U.S. government and agency	$168	$(14)	$186	$(18)	$354	$(32)
U.K. government	4	(2)	26	(3)	30	(5)
Other government	20	(4)	105	(17)	125	(21)
Corporate	952	(191)	1,877	(312)	2,829	(503)
Municipal	32	(6)	68	(16)	100	(22)
Residential mortgage-backed	95	(19)	238	(29)	333	(48)
Commercial mortgage-backed	180	(30)	348	(30)	528	(60)
Asset-backed	99	(7)	419	(28)	518	(35)
Total short-term and fixed maturity investments	$1,550	$(273)	$3,267	$(453)	$4,817	$(726)

	12 Months or Greater		Less Than 12 Months		Total
As of December 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions of U.S. dollars)
U.S. government and agency	$22	$(1)	$373	$(4)	$395	$(5)
U.K. government	—	—	5	—	5	—
Other government	—	—	46	(1)	46	(1)
Corporate	11	—	1,545	(19)	1,556	(19)
Municipal	—	—	77	(2)	77	(2)
Residential mortgage-backed	6	—	315	(4)	321	(4)
Commercial mortgage-backed	21	(1)	419	(6)	440	(7)
Asset-backed	—	—	516	(1)	516	(1)
Total short-term and fixed maturity investments	$60	$(2)	$3,296	$(37)	$3,356	$(39)
As of September 30, 2022 and December 31, 2021, the number of securities classified as AFS in an unrealized loss position for which an allowance for credit loss is not recorded was 2,858 and 2,930, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 620 and 93, respectively.
The contractual terms of a majority of these investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the security. While interest rates have increased and credit spreads have widened, and in certain cases credit ratings were downgraded, we currently do not expect the issuers of these fixed income securities to settle them at a price less than their amortized cost basis and therefore it is expected that we will recover the entire amortized cost basis of each security. Furthermore, we do not intend to sell the securities that are currently in an unrealized loss position, and it is also not more likely than not that we will be required to sell the securities before the recovery of their amortized cost bases.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 73

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 3. Investments

Allowance for Credit Losses on AFS Fixed Maturity Investments
The following tables provide a reconciliation of the beginning and ending allowance for credit losses on our AFS debt securities:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Corporate	Total	Corporate	Commercial mortgage backed	Total
	(in millions of U.S. dollars)
Allowance for credit losses, beginning of period	$(42)	$(42)	$(6)	$(1)	$(7)
Allowances for credit losses on securities for which credit losses were not previously recorded	(2)	(2)	—	—	—
Reductions for securities sold during the period	4	4	—	—	—
Decrease to the allowance for credit losses on securities that had an allowance recorded in the previous period	5	5	1	1	2
Allowance for credit losses, end of period	$(35)	$(35)	$(5)	$—	$(5)

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Corporate	Total	Corporate	Commercial mortgage backed	Total
	(in millions of U.S. dollars)
Allowance for credit losses, beginning of period	$(10)	$(10)	$—	$—	$—
Allowances for credit losses on securities for which credit losses were not previously recorded	(30)	(30)	(12)	(1)	(13)
Reductions for securities sold during the period	4	4	—	—	—
Decrease to the allowance for credit losses on securities that had an allowance recorded in the previous period	1	1	7	1	8
Allowance for credit losses, end of period	$(35)	$(35)	$(5)	$—	$(5)
During the three and nine months ended September 30, 2022 and 2021 we did not have any write-offs charged against the allowance for credit losses or any recoveries of amounts previously written-off.
Equity Investments
The following table summarizes our equity investments:

	September 30, 2022	December 31, 2021
	(in millions of U.S. dollars)
Publicly traded equity investments in common and preferred stocks	$360	$281
Exchange-traded funds	475	1,342
Privately held equity investments in common and preferred stocks	364	372
	$1,199	$1,995
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 74

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 3. Investments

Other Investments
The following table summarizes our other investments carried at fair value:

	September 30, 2022	December 31, 2021
	(in millions of U.S. dollars)
Hedge funds	$476	$291
Fixed income funds	595	573
Private equity funds	1,247	752
Private credit funds	345	275
Equity funds	3	5
CLO equity funds	208	207
CLO equities	144	161
Real estate funds	185	69
	$3,203	$2,333
The table below details the estimated period by which proceeds would be received if we had provided notice of our intent to redeem or initiated a sales process with respect to our other investments as of September 30, 2022:

	Less than 1 Year	1-2 years	2-3 years	More than 3 years	Not Eligible/ Restricted	Total	Redemption Frequency
	(in millions of U.S. dollars)
Hedge funds	$476	$—	$—	$—	$—	$476	Monthly to bi-annually
Fixed income funds	536	—	—	—	59	595	Daily to Quarterly
Private equity funds	—	55	—	—	1,192	1,247	Quarterly for unrestricted amount
Private credit funds	—	—	—	—	345	345	N/A
Equity funds	3	—	—	—	—	3	Daily
CLO equity funds	179	—	28	—	1	208	Quarterly to bi-annually
CLO equities	144	—	—	—	—	144	Daily
Real estate funds	—	—	—	—	185	185	N/A
	$1,338	$55	$28	$—	$1,782	$3,203
As of September 30, 2022, $46 million of our investments were subject to gates or side-pockets.
Funds Held
Funds Held - Directly Managed
The following table summarizes the components of the funds held - directly managed:

	September 30, 2022	December 31, 2021
	(in millions of U.S. dollars)
Short-term and fixed maturity investments, trading	$2,104	$2,806
Cash and cash equivalents	34	188
Other assets	12	13
	$2,150	$3,007
The following table summarizes the short-term and fixed maturity investment components of our funds held - directly managed:

	September 30, 2022	December 31, 2021
	(in millions of U.S. dollars)
Short-term and fixed maturity investments, at amortized cost	$2,743	$2,815
Net unrealized (losses) gains:
Change in fair value - embedded derivatives	(479)	14
Change in fair value (1)	(160)	(23)
Short-term and fixed maturity investments within funds held - directly managed, at fair value	$2,104	$2,806
(1) Is clearly and closely related to the host contract.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 75

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 3. Investments

Refer to the sections above for details of the short-term and fixed maturity investments within our funds held - directly managed portfolios.
Funds Held by Reinsured Companies
As of September 30, 2022 and December 31, 2021, we had funds held by reinsured companies of $3.7 billion and $2.3 billion, respectively. The increase from December 31, 2021 was primarily driven by the LPT transaction with Aspen.
Pursuant to the terms of the Aspen LPT transaction, in addition to earning a fixed crediting rate (“base crediting rate”) on the funds withheld balance we received as premium consideration, as of October 1, 2022 and through September 30, 2025 we will also receive a variable return (together, the “full crediting rate”).
The nature of the arrangement results in an embedded derivative, which represents the fair value of the amount by which all future interest payments on the funds withheld balance made at the full crediting rate are expected to exceed all future interest payments made on the funds withheld balance at the base crediting rate. The fair value of the embedded derivative as of September 30, 2022 was $27 million.
Net Investment Income
Major categories of net investment income are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions of U.S. dollars)
Fixed maturity investments	$60	$46	$167	$139
Short-term investments and cash and cash equivalents	2	(1)	4	(1)
Funds held by reinsured companies	17	16	49	48
Funds held - directly managed	19	9	38	23
Investment income from fixed maturities and cash and cash equivalents	98	70	258	209
Equity investments	11	3	30	14
Other investments	11	9	33	27
Investment income from equities and other investments	22	12	63	41
Gross investment income	120	82	321	250
Investment expenses	(4)	11	(19)	(19)
Net investment income	$116	$93	$302	$231
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 76

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 3. Investments

Net Realized and Unrealized Gains (Losses)
Components of net realized and unrealized gains (losses) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions of U.S. dollars)
Net realized gains (losses) on sales:
Gross realized gains on fixed maturity securities, AFS	$3	$5	$5	$13
Gross realized losses on fixed maturity securities, AFS	(29)	(2)	(63)	(9)
Decrease (increase) in allowance for expected credit losses on fixed maturity securities, AFS	3	3	(30)	(4)
Net (losses) gains recognized on equity securities sold during the period	(11)	—	(21)	1
Net realized investment losses on investment derivatives	(2)	—	(2)	—
Total net realized losses on sales	$(36)	$6	$(111)	$1
Net unrealized (losses) gains:
Fixed maturity securities, trading	$(157)	$(63)	$(556)	$(127)
Fixed maturity securities in funds held - directly managed	(238)	(30)	(517)	(55)
Net unrealized (losses) gains recognized on equity securities still held at the reporting date	(82)	(96)	(284)	157
Other investments	(65)	35	(141)	254
Investment derivatives	(4)	(126)	(20)	(119)
Total net unrealized losses	$(546)	$(280)	$(1,518)	$110
Net realized and unrealized losses	$(582)	$(274)	$(1,629)	$111
The gross realized gains and losses on AFS investments for the three months ended September 30, 2022 and 2021 included in the table above resulted from sales of $409 million and $854 million, respectively. The gross realized gains and losses on AFS investments for the nine months ended September 30, 2022 and 2021 included in the table above resulted from the sales of $1.4 billion and $2.1 billion, respectively.
Net recognized gains and losses on fixed maturity trading and the fixed maturities within our funds held-directly managed are presented within net unrealized losses in the table above. This is a change to our 2021 presentation which split recognized gains (losses) between net realized losses on sale and net unrealized losses. This change resulted in a revision to the presentation of realized losses and losses on sale of investments and unrealized losses on investments within the consolidated statements of cash flows for the three and nine months ended September 30, 2021 (with no impact to net earnings).
Restricted Assets
The carrying value of our restricted assets, including restricted cash of $434 million and $446 million, as of September 30, 2022 and December 31, 2021, respectively, was as follows:

	September 30, 2022	December 31, 2021
	(in millions of U.S. dollars)
Collateral in trust for third party agreements	$4,810	$6,100
Assets on deposit with regulatory authorities	158	196
Collateral for secured letter of credit facilities	82	94
Funds at Lloyd's ("FAL") (1)	442	431
	$5,492	$6,821
(1) Our businesses include two Lloyd's syndicates. Lloyd's determines the required capital principally through the annual business plan of each syndicate. This capital is referred to as FAL and will be drawn upon in the event that a syndicate has a loss that cannot be funded from other sources. We also utilize unsecured letters of credit for a significant portion of our FAL.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 77

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
The following table presents the gross notional amounts and estimated fair values of our derivatives recorded within other assets and other liabilities on the consolidated balance sheets as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	Gross Notional Amount	Fair Value		Gross Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions of U.S. dollars)
Derivatives designated as hedging instruments
Foreign currency forward contracts	$479	$30	$—	$618	$—	$7

Derivatives not designated as hedging instruments
Foreign currency forward contracts	183	7	7	498	2	—
Others	6	—	—	17	—	10
Total	$668	$37	$7	$1,133	$2	$17
The following table presents the net gains and losses deferred in the cumulative translation adjustment account, which is a component of AOCI in shareholders' equity, relating to our qualifying hedges and the net gains and losses included in earnings relating to our non-qualifying hedges for the three and nine months ended September 30, 2022 and 2021:

	Amount of Net Gains (Losses)
	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in millions of U.S. dollars)
Derivatives designated as hedging instruments
Foreign currency forward contracts	$39	$16	$91	$22

Derivatives not designated as hedging instruments
Foreign currency forward contracts	(5)	—	(15)	(3)
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 78

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

Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 79

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 5. Losses and Loss Adjustment Expenses

The table below provides a consolidated reconciliation of the beginning and ending liability for losses and LAE:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions of U.S. dollars)
Balance as of beginning of period	$13,641	$13,038	$13,258	$10,593
Losses and LAE relating to SGL No.1 (1)	—	—	—	255
	13,641	13,038	13,258	10,848
Reinsurance reserves recoverable (1)	(1,117)	(1,788)	(1,332)	(1,830)
Reinsurance reserves recoverable relating to SGL No. 1 (1)	—	—	—	(90)
Deferred charge assets (“DCAs”) on retroactive reinsurance	(286)	(415)	(371)	(219)
Net balance as of beginning of period	12,238	10,835	11,555	8,709
Net incurred losses and LAE:
Current period:
Increase in estimates of net ultimate losses	12	42	37	143
Increase in provisions for ULAE	1	—	2	3
Total current period	13	42	39	146
Prior periods:
Reduction in estimates of net ultimate losses	(48)	(74)	(209)	(143)
Reduction in provisions for ULAE	(15)	(14)	(50)	(46)
Amortization of DCAs	32	24	145	55
Amortization of fair value adjustments	4	5	11	13
Changes in fair value - fair value option (2)	(82)	(10)	(228)	(68)
Total prior periods	(109)	(69)	(331)	(189)
Total net incurred losses and LAE	(96)	(27)	(292)	(43)
Net paid losses:
Current period	(2)	(3)	(3)	(16)
Prior periods	(450)	(289)	(1,277)	(980)
Total net paid losses	(452)	(292)	(1,280)	(996)
Other changes:
Effect of exchange rate movement	(196)	(59)	(371)	(65)
Acquired business	—	1,099	—	1,099
Assumed business (3)	70	470	1,952	3,350
Ceded business	—	(63)	—	(91)
Total other changes	(126)	1,447	1,581	4,293
Net balance as of September 30	11,564	11,963	11,564	11,963
Reinsurance reserves recoverable (1)	1,016	1,481	1,016	1,481
DCAs on retroactive reinsurance	255	434	255	434
Balance as of September 30	$12,835	$13,878	$12,835	$13,878

			As of
			September 30, 2022	December 31, 2021
			(in millions of U.S. dollars)
Reconciliation to Consolidated Balance Sheets:
Losses and loss adjustment expenses			$11,549	$11,269
Losses and loss adjustment expenses, at fair value			1,286	1,989
Total losses and loss adjustment expenses			$12,835	$13,258

Reinsurance balances recoverable on paid and unpaid losses			$886	$1,085
Reinsurance balances recoverable on paid and unpaid losses - fair value option			287	432
Total reinsurance balances recoverable on paid and unpaid losses			1,173	1,517
Paid losses recoverable			(157)	(185)
Reinsurance reserves recoverable (1)			$1,016	$1,332
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 80

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 5. Losses and Loss Adjustment Expenses

(1) Excludes paid losses recoverable.
(2) Comprises discount rate and risk margin components.
(3) Assumed business for the three and nine months ended September 30, 2022 related to the Probitas 1492 and Aspen transactions and is net of DCA of $1 million and $29 million, respectively. Assumed business for the three and nine months ended September 30, 2021 is net of DCA of $24 million and $253 million, respectively.
PPD
Reduction in Estimates of Net Ultimate Losses
The following table summarizes the reduction in estimates of net ultimate losses related to prior years by segment and line of business:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in millions of U.S. dollars)
Run-off segment:
Asbestos	$(8)	$1	$(7)	$—
Environmental	3	4	1	4
General casualty	21	4	31	7
Workers' compensation	(54)	(22)	(104)	(42)
Marine, aviation and transit	(28)	(20)	(38)	(28)
Construction defect	(3)	(15)	(10)	(12)
Professional indemnity/Directors and Officers	(4)	—	(85)	(15)
Motor	19	(6)	20	(8)
Property	—	(18)	5	(38)
All Other	8	—	4	(7)
Total Run-off segment	(46)	(72)	(183)	(139)
Total Assumed Life segment	—	—	(29)	—
Total Legacy Underwriting segment	(2)	(2)	3	(4)
Total	$(48)	$(74)	$(209)	$(143)
Three Months Ended September 30, 2022:
The reduction in estimates of net ultimate losses of $48 million related to prior periods was driven by the Run-off segment, primarily due to $54 million of favorable development on our workers’ compensation line of business as a result of favorable claim settlements, most notably in the 2018 and 2019 acquisition years, and $28 million of favorable development on our marine, aviation and transit line of business as a result of lower claim activity, relating to the 2014, 2018 and 2019 acquisition years. We also experienced favorable development on our construction defect line of business as a result of better than expected claims experience; however, this was largely offset by adverse development as a result of inflationary increases impacting our construction exposures.
The results were partially offset by adverse development in the 2018, 2020 and 2021 acquisition years on our general casualty and motor lines of business of $21 million and $19 million, respectively, primarily due to worse than expected claims experience and adverse development on claims.
Three Months Ended September 30, 2021:
The reduction in estimates of net ultimate losses of $74 million related to prior periods was primarily driven by favorable development on our workers’ compensation, property, construction defect and marine, aviation and transit lines as a result of better than expected claims experience and favorable results from actuarial reviews.
Nine Months Ended September 30, 2022
The reduction in estimates of net ultimate losses of $209 million related to prior periods was driven by the Run-off segment, primarily due to $104 million of favorable development on our workers’ compensation line of business as a result of favorable claim settlements, most notably in the 2018 and 2021 acquisition years. We also had favorable
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 81

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 5. Losses and Loss Adjustment Expenses

development of $85 million on our professional indemnity/directors and officers line of business relating to the 2018 and 2021 acquisition years and favorable development of $38 million on our marine, aviation and transit lines of business relating to the 2014, 2018 and 2019 acquisition years as a result of lower claims activity. We also experienced favorable development on our construction defect line of business as a result of better than expected claims experience; however, this was partially offset by third quarter 2022 adverse development as a result of inflationary increases impacting our construction exposures.
Favorable claim activity on our 2021 acquisition year catastrophe business within the Assumed Life segment further contributed to the favorable results.
The results were partially offset by adverse development in the Run-off segment general casualty and motor lines of business of $31 million and $20 million, respectively, most notably impacting the 2018, 2020 and 2021 acquisition years, as a result of worse than expected claims experience and adverse results development on claims.
Nine Months Ended September 30, 2021:
The reduction in estimates of net ultimate losses of $143 million related to prior periods was primarily related to favorable development on our workers’ compensation, property, and marine, aviation and transit lines of business as a result of better than expected claims experience and favorable results from actuarial reviews.
Amortization of DCAs
Three and Nine Months Ended September 30, 2022:
The amortization of DCAs for the three and nine months ended September 30, 2022 of $32 million and $145 million, respectively, was primarily driven by the reduction in estimates of net ultimate losses in the professional indemnity/directors and officers and workers’ compensation lines of business, relating primarily to the 2021 acquisition year, which resulted in an acceleration of the amortization of the associated DCA.
Three and Nine Months Ended September 30, 2021:
The amortization of DCAs for the three and nine months ended September 30, 2021 of $24 million and $55 million, respectively, was equally a result of normal amortization consistent with loss settlement periods, in addition to accelerated amortization driven by the reduction in estimates of net ultimate losses in the workers’ compensation line of business.
Changes in Fair Value - Fair Value Option
Three and Nine Months Ended September 30, 2022 and 2021:
PPD was favorably impacted by changes in the fair value of liabilities for which we have elected the fair value option of $82 million and $10 million for the three months ended September 30, 2022 and 2021, respectively, and $228 million and $68 million for the nine months ended September 30, 2022 and 2021, respectively.
The favorable changes in all periods were primarily driven by continued increases in corporate bond yields, which is a component of the discount rate used to calculate the fair value of the liabilities.

Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 82

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 6. Defendant Asbestos and Environmental Liabilities

6. DEFENDANT ASBESTOS AND ENVIRONMENTAL LIABILITIES

The carrying value of the defendant asbestos and environmental liabilities (“defendant A&E liabilities”), insurance recoveries, future estimated expenses and the fair value adjustments related to DCo and Morse TEC were as follows:

	September 30, 2022	December 31, 2021
	(in millions of U.S. dollars)
Defendant A&E liabilities:
Defendant asbestos liabilities	$799	$826
Defendant environmental liabilities	11	11
Estimated future expenses	36	37
Fair value adjustments	(229)	(236)
Defendant A&E liabilities	617	638

Insurance balances recoverable:
Insurance recoverables related to defendant asbestos liabilities (net of allowance: 2022 and 2021 - $5)	239	264
Fair value adjustments	(49)	(51)
Insurance balances recoverable	190	213

Net liabilities relating to defendant A&E exposures	$427	$425
The table below provides a consolidated reconciliation of the beginning and ending liability for defendant A&E liabilities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions of U.S. dollars)
Balance as of beginning of period	$620	$678	$638	$706
Insurance balances recoverable	(191)	(246)	(213)	(250)
Net balance as of beginning of period	429	432	425	456
Total net recoveries (paid claims)	(3)	22	1	5
Amounts recorded in other income:
Reduction in estimates of ultimate net liabilities	—	(5)	(4)	(19)
Reduction in estimated future expenses	—	(1)	(1)	(4)
Amortization of fair value adjustments	1	(1)	6	9
Total other expense	1	(7)	1	(14)
Net balance as of September 30	427	447	427	447
Insurance balances recoverable	190	213	190	213
Balance as of September 30	$617	$660	$617	$660
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 83

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
In addition, certain of our other investments are measured using net asset value ("NAV") per share (or its equivalent) as a practical expedient and have not been classified within the fair value hierarchy as defined above.

Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 84

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 7. Fair Value Measurements

We have categorized our assets and liabilities that are recorded at fair value on a recurring basis among levels based on the observability of inputs, or measured using NAV per share (or its equivalent) as follows:

	September 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured Using NAV as Practical Expedient	Total Fair Value
	(in millions of U.S. dollars)
Investments:
Short-term and fixed maturity investments:
U.S. government and agency	$—	$561	$—	$—	$561
U.K. government	—	95	—	—	95
Other government	—	491	—	—	491
Corporate	—	5,080	—	—	5,080
Municipal	—	211	—	—	211
Residential mortgage-backed	—	490	—	—	490
Commercial mortgage-backed	—	911	—	—	911
Asset-backed	—	765	—	—	765
Structured products	—	706	—	—	706
	$—	$9,310	$—	$—	$9,310

Other assets included within funds held - directly managed	$—	$46	$—	$—	$46
Equities:
Publicly traded equity investments	$324	$36	$—	$—	$360
Exchange-traded funds	475	—	—	—	475
Privately held equity investments	—	—	327	37	364
	$799	$36	$327	$37	$1,199
Other investments:
Hedge funds	$—	$—	$—	$476	$476
Fixed income funds	—	158	—	437	595
Equity funds	—	3	—	—	3
Private equity funds	—	—	—	1,247	1,247
CLO equities	—	144	—	—	144
CLO equity funds	—	—	—	208	208
Private credit funds	—	—	—	345	345
Real estate debt fund	—	—	—	185	185
	$—	$305	$—	$2,898	$3,203
Total Investments	$799	$9,697	$327	$2,935	$13,758
Cash and cash equivalents:	$355	$303	$—	$—	$658
Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$287	$—	$287

Funds held by reinsured companies:	$—	$—	$27	$—	$27

Other Assets:
Derivatives qualifying as hedging	$—	$30	$—	$—	$30
Derivatives not qualifying as hedging	—	7	—	—	7
Derivative instruments	$—	$37	$—	$—	$37

Losses and LAE:	$—	$—	$1,286	$—	$1,286

Other Liabilities:
Derivatives not qualifying as hedging	$—	$7	$—	$—	$7
Derivative instruments	$—	$7	$—	$—	$7
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 85

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 7. Fair Value Measurements

	December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured Using NAV as Practical Expedient	Total Fair Value
	(in millions of U.S. dollars)
Investments:
Short-term and fixed maturity investments:
U.S. government and agency	$—	$747	$—	$—	$747
U.K government	—	83	—	—	83
Other government	—	663	—	—	663
Corporate	—	6,814	—	—	6,814
Municipal	—	286	—	—	286
Residential mortgage-backed	—	610	—	—	610
Commercial mortgage-backed	—	1,074	—	—	1,074
Asset-backed	—	944	—	—	944
Structured products	—	1,033	—	—	1,033
	—	12,254	—	—	12,254

Other assets included within funds held - directly managed	$—	$201	$—	$—	$201
Equities:
Publicly traded equity investments	$239	$42	$—	$—	$281
Exchange-traded funds	1,342	—	—	—	1,342
Privately held equity investments	—	—	347	25	372
	$1,581	$42	$347	$25	$1,995
Other investments:
Hedge funds	$—	$—	$—	$291	$291
Fixed income funds	—	231	—	342	573
Equity funds	—	5	—	—	5
Private equity funds	—	—	—	752	752
CLO equities	—	161	—	—	161
CLO equity funds	—	—	—	207	207
Private credit funds	—	—	—	275	275
Real estate debt fund	—	—	—	69	69
	$—	$397	$—	$1,936	$2,333
Total Investments	$1,581	$12,894	$347	$1,961	$16,783
Cash and cash equivalents	$1,295	$112	$—	$—	$1,407
Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$432	$—	$432
Other Assets:
Derivatives not qualifying as hedging	—	2	—	—	2
Derivative instruments	$—	$2	$—	$—	$2

Losses and LAE:	$—	$—	$1,989	$—	$1,989

Other Liabilities:
Derivatives qualifying as hedging	$—	$7	$—	$—	$7
Derivatives not qualifying as hedging	—	10	—	—	10
Derivative instruments	$—	$17	$—	$—	$17
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 86

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
The fair value is calculated as the difference between:
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
Investments
The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Privately-held Equities	Total	Privately-held Equities	Total

	(in millions of U.S. dollars)
Beginning fair value	$328	$328	$349	$349
Purchases	—	—	4	4
Total unrealized losses (1)	(1)	(1)	7	7
Ending fair value	$327	$327	$360	$360
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 87

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 7. Fair Value Measurements

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Privately-held Equities	Total	Privately-held Equities	Other Investments	Total

	(in millions of U.S. dollars)
Beginning fair value	$347	$347	$275	$10	$285
Purchases	—	—	81	—	81
Sales and paydowns	(15)	(15)	—	(10)	(10)
Total unrealized (losses) gains (1)	(5)	(5)	4	—	4
Ending fair value	$327	$327	$360	$—	$360
(1) Net unrealized losses included in our condensed consolidated statements of earnings is equal to the change in unrealized losses (gains) relating to assets held at the end of the reporting period.
Valuations Techniques and Inputs
The table below presents the quantitative information related to the fair value measurements for our privately held equity investments measured at fair value on a recurring basis using Level 3 inputs:

Qualitative Information about Level 3 Fair Value Measurements
Valuation Techniques	Fair Value as of September 30, 2022	Unobservable Input	Range (Average) (1)
	(in millions of U.S. dollars)
Guideline company methodology	$220	Distribution waterfall	12.37 - 12.38
Dividend discount model; Guideline companies method	80	Multiple on Invested capital Discount rate Exit multiple	0.79x - 1.13x 9.0% - 12.3% 1.2x - 1.4x (1.3x)
Cost as approximation of fair value	27	Cost as approximation of fair value
	$327
(1) The average represents the arithmetic average of the inputs and is not weighted by the relative fair value.
Funds Held by Reinsured Companies - Embedded Derivative
As of June 30, 2022, we had an embedded derivative of $27 million in relation to the Aspen LPT transaction to account for the fair value of the full crediting rate we expect to earn on the funds withheld received as premium consideration.
There was no change in the fair value of the embedded derivative for the three and nine months ended September 30, 2022.
Valuations Techniques and Inputs
The table below presents the quantitative information related to the fair value measurements for the embedded derivative on our funds held by reinsured companies measured at fair value on a recurring basis using Level 3 inputs:

Qualitative Information about Level 3 Fair Value Measurements
Valuation Techniques	Fair Value as of September 30, 2022	Unobservable Input	Average
	(in millions of U.S. dollars)
Monte Carlo simulation model; Discounted cash flow analysis	$27	Volatility rate; Expected loss payments	5.20% $1.5 billion
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 88

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 7. Fair Value Measurements

Insurance Contracts - Fair Value Option
The following table presents a reconciliation of the beginning and ending balances for all insurance contracts measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended September 30,
	2022			2021
	Liability for losses and LAE	Reinsurance balances recoverable	Net	Liability for losses and LAE	Reinsurance balances recoverable	Net
	(in millions of U.S. dollars)
Beginning fair value	$1,499	$327	$1,172	$2,235	$493	$1,742
Incurred losses and LAE:
(Reduction) increase in estimates of ultimate losses	2	(5)	7	4	(1)	5
Reduction in provisions for ULAE	(4)	—	(4)	(5)	—	(5)
Changes in fair value due to changes in:
Average payout	10	3	7	3	1	2
Corporate bond yield	(107)	(18)	(89)	(16)	(4)	(12)
Total change in fair value	(97)	(15)	(82)	(13)	(3)	(10)
Total incurred losses and LAE	(99)	(20)	(79)	(14)	(4)	(10)
Paid losses	(38)	(9)	(29)	(76)	(12)	(64)
Effect of exchange rate movements	(76)	(11)	(65)	(37)	(6)	(31)
Ending fair value	$1,286	$287	$999	$2,108	$471	$1,637

	Nine Months Ended September 30,
	2022			2021
	Liability for losses and LAE	Reinsurance balances recoverable	Net	Liability for losses and LAE	Reinsurance balances recoverable	Net
	(in millions of U.S. dollars)
Beginning fair value	$1,989	$432	$1,557	$2,453	$521	$1,932
Incurred losses and LAE:
Reduction in estimates of ultimate losses	(25)	(19)	(6)	(8)	6	(14)
Reduction in unallocated LAE	(14)	—	(14)	(12)	—	(12)
Change in fair value due to changes in :
Average payout	31	6	25	11	3	8
Corporate bond yield	(311)	(58)	(253)	(94)	(18)	(76)
Total change in fair value	(280)	(52)	(228)	(83)	(15)	(68)
Total incurred losses and LAE	(319)	(71)	(248)	(103)	(9)	(94)
Paid losses	(201)	(49)	(152)	(211)	(35)	(176)
Effect of exchange rate movements	(183)	(25)	(158)	(31)	(6)	(25)
Ending fair value	$1,286	$287	$999	$2,108	$471	$1,637
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 89

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 7. Fair Value Measurements

Below is a summary of the quantitative information regarding the significant observable and unobservable inputs used in the internal model to determine fair value on a recurring basis:

Valuation Technique		September 30, 2022	December 31, 2021
	Unobservable (U) and Observable (O) Inputs	Weighted Average
Internal model	Corporate bond yield (O)	A rated	A rated
Internal model	Credit spread for non-performance risk (U)	0.2%	0.2%
Internal model	Risk cost of capital (U)	5.1%	5.1%
Internal model	Weighted average cost of capital (U)	8.25%	8.25%
Internal model	Average payout - liability (U)	7.86 years	7.95 years
Internal model	Average payout - reinsurance balances recoverable on paid and unpaid losses (U)	7.84 years	7.63 years
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
Disclosure of Fair Values for Financial Instruments Carried at Cost
Senior and Subordinated Notes
The following table presents the fair values of our Senior and Subordinated Notes carried at amortized cost:

	September 30, 2022
	Amortized Cost	Fair Value
	(in millions of U.S. dollars)
4.95% Senior Notes due 2029	$496	$448
3.10% Senior Notes due 2031	495	353
Total Senior Notes	$991	$801
5.75% Junior Subordinated Notes due 2040	$345	$317
5.50% Junior Subordinated Notes due 2042	493	400
5.50% Enhanzed Re's Subordinated Notes due 2031	76	59
Total Subordinated Notes	$914	$776
The fair value of our Senior Notes and our Junior Subordinated Notes due 2040 and 2042 was based on observable market pricing from a third party pricing service, whereas the fair value of Enhanzed Re’s Subordinated Notes due 2031 was based on observable market pricing for comparable debt from a third party pricing service.
Both the Senior and Subordinated Notes are classified as Level 2.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 90

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
During the three and nine months ended September 30, 2021, we recognized net investment income of $13 million and net investment expenses for the InRe Fund of $7 million, respectively; and net realized and unrealized losses of $285 million and net realized and unrealized gains of $8 million, respectively.
During the nine months end September 30, 2021, our consolidated statements of cash flows included net operating cash flows of $2.4 billion, respectively, driven by net sales of trading securities, partially offset by net payments to cover securities sold short; and net investing cash flows of $574 million, resulting from the initial consolidation of the InRe Fund's cash and restricted cash balances.
Nonconsolidated VIEs
The tables below present the fair value of our investments in nonconsolidated VIEs as well as our maximum exposure to loss associated with these VIEs:

	September 30, 2022			December 31, 2021
	Fair Value	Unfunded Commitments	Maximum Exposure to Loss	Fair Value	Unfunded Commitments	Maximum Exposure to Loss
	(in millions of U.S. dollars)
Equities
Publicly traded equity investment in common stock	$5	$—	$5	$64	$—	$64
Other investments
Hedge funds	$470	$—	$470	$291	$45	$336
Fixed income funds	285	42	327	171	36	207
Private equity funds	1,192	891	2,083	697	930	1,627
CLO equity funds	208	—	208	207	31	238
Private credit funds	59	160	219	14	166	180
Real estate funds	185	541	726	69	418	487
Total	$2,399	$1,634	$4,033	$1,449	$1,626	$3,075
Total investments in nonconsolidated VIEs	$2,404	$1,634	$4,038	$1,513	$1,626	$3,139
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 91

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
Amendments to Existing Letter of Credit Facilities
In June 2022, we entered into an amendment to our existing $250 million letter of credit facility to procure the issuance of an additional $115 million letter of credit, thereby increasing the aggregate face amount of letters of credit issued under the facility to $365 million.
In September 2022, we procured the return of the letter of credit issued under our $65 million secured letter of credit facility. We are in the process of terminating the facility and procuring the release of the lender’s security interest in the investment assets posted as collateral for the obligations thereunder.
In September 2022, we entered into a $26 million secured letter of credit facility to refinance (and reduce the aggregate face amount of commitments under) our existing $35 million secured letter of credit facility. Our obligations under the new $26 million secured letter of credit facility are secured by cash collateral held in a deposit account maintained by the lender.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 92

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 10. Noncontrolling Interests

10. NONCONTROLLING INTERESTS

Redeemable Noncontrolling Interests
The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the redeemable non-controlling interests (“RNCI”):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions of U.S. dollars)
Balance at beginning of period	$174	$177	$179	$365
Distributions paid	—	—	—	(202)
Net (loss) earnings attributable to RNCI	(5)	4	(5)	18
Change in unrealized losses on AFS investments attributable to RNCI	(3)	(1)	(8)	(1)
Change in currency translation adjustments attributable to RNCI	—	1	—	2
Change in redemption value of RNCI	—	—	—	(1)
Balance as of September 30	$166	$181	$166	$181
The decrease in RNCI for the nine months ended September 30, 2021 was primarily driven by the Exchange Transaction8, which was completed on January 1, 2021. Following the completion of the Exchange Transaction, there is no RNCI in respect of Northshore Holdings Limited ("Northshore"), the holding company of Atrium Underwriting Group Limited and Arden Reinsurance Company, and the remaining RNCI as of December 31, 2021 and September 30, 2022 relates only to the remaining international operations of StarStone Specialty Holdings Limited.
Noncontrolling Interests
As of September 30, 2022 and December 31, 2021, we had $98 million and $230 million, respectively, of non-controlling interests (“NCI”) primarily related to external interests in three of our subsidiaries, including Enhanzed Re. A reconciliation of the beginning and ending carrying amount of the equity attributable to NCI is included in the condensed consolidated statements of changes in shareholder's equity.
8 The exchange of a portion of our indirect interest in Northshore for all of the Trident V Funds indirect interest in StarStone U.S.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 93

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 11. Shareholders' Equity

11. SHAREHOLDERS' EQUITY

Ordinary Shares
The following is a reconciliation of our beginning and ending ordinary shares:

	Voting Ordinary Shares	Non-Voting Convertible Ordinary Series C Shares	Non-Voting Convertible Ordinary Series E Shares	Total Ordinary Shares
Balance as of December 31, 2021	16,625,862	1,192,941	404,771	18,223,574
Shares issued (1)	58,207	—	—	58,207
Shares repurchased (2)	(697,580)	—	—	(697,580)
Balance as of September 30, 2022	15,986,489	1,192,941	404,771	17,584,201

(1) Ordinary Shares issued in relation to share-based compensation plan awards and the Employee Share Purchase Plan.
(2) Ordinary Shares that we have repurchased are subject to immediate retirement, resulting in a reduction to the number of Ordinary Shares issued and outstanding.
Voting Ordinary Shares
Share Repurchases
The following table presents our ordinary shares repurchased under our share repurchase programs:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in millions of U.S. dollars, except share and per share data)
Ordinary shares repurchased	—	45,311	697,580	93,678
Average price per ordinary share	$—	$236.46	$233.92	$236.42
Aggregate price	$—	$11	$163	$22
In April 2022, we fully utilized the remaining capacity under the 2021 Repurchase Program.
On May 5, 2022, our Board of Directors authorized the repurchase of up to $200 million of our ordinary shares (the “2022 Repurchase Program”), which is effective through May 5, 2023. As of September 30, 2022, the remaining capacity under the 2022 Repurchase Program was $95 million.
In July 2021, we repurchased 3,749,400 of our ordinary shares, comprising (a) 1,747,840 of our voting ordinary shares, (b) 1,496,321 of our Series C non-voting ordinary shares, and (c) 505,239 of our Series E non-voting ordinary shares, held by funds managed by Hillhouse Group, a related party, for a price of $234.52 per share, totaling $879 million in aggregate. The shares represented the Hillhouse Group funds' entire interest in Enstar, which constituted 16.9% of our total ordinary shares and 9.4% of our voting ordinary shares. Hillhouse Group ceased to be a related party on July 22, 2021.
Dividends on Preferred Shares
During the three months ended September 30, 2022 and 2021, we declared and paid dividends on Series D Preferred Shares of $7 million and on Series E Preferred Shares of $2 million for both periods.
During the nine months ended September 30, 2022 and 2021, we declared and paid dividends on Series D Preferred Shares of $21 million and on Series E Preferred Shares of $6 million for both periods.

Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 94

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 11. Shareholders' Equity

Accumulated Other Comprehensive Loss
The following table presents details about the tax effects allocated to each component of other comprehensive loss:

	Three Months Ended
	September 30,
	2022			2021
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount
	(in millions of U.S. dollars)
Unrealized losses on fixed income AFS investments arising during the period	$(208)	$4	$(204)	$(27)	$1	$(26)
Reclassification adjustment for change in allowance for credit losses recognized in net (loss) earnings	(3)	—	(3)	(2)	—	(2)
Reclassification adjustment for net realized losses (gains) included in net (loss) earnings	27	—	27	(2)	—	(2)
Change in currency translation adjustment	—	—	—	1	—	1
Decrease in defined benefit pension liability	(2)	—	(2)	—	—	—
Other comprehensive loss	$(186)	$4	$(182)	$(30)	$1	$(29)

	Nine Months Ended
	September 30,
	2022			2021
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount
	(in millions of U.S. dollars)
Unrealized losses on fixed income AFS investments arising during the period	$(763)	$9	$(754)	$(84)	$4	$(80)
Reclassification adjustment for change in allowance for credit losses recognized in net (loss) earnings	29	—	29	5	—	5
Reclassification adjustment for net realized losses (gains) included in net (loss) earnings	58	—	58	(4)	—	(4)
Reclassification to earnings on disposal of subsidiary	—	—	—	1	—	1
Change in currency translation adjustment	2	—	2	2	—	2
Decrease in defined benefit pension liability	(2)	—	(2)	—	—	—
Other comprehensive loss	$(676)	$9	$(667)	$(80)	$4	$(76)
The following table presents details of amounts reclassified from accumulated other comprehensive loss:

	Three Months Ended
Details about AOCI components	September 30, 2022	September 30, 2021	Affected Line Item in Statement where Net Earnings are presented
	(in millions of U.S. dollars)
Unrealized (losses) gains on fixed income AFS investments	$(24)	$4	Net realized (losses) gains
Total reclassifications for the period, net of tax	$(24)	$4

	Nine Months Ended
Details about AOCI components	September 30, 2022	September 30, 2021	Affected Line Item in Statement where Net Earnings are presented
	(in millions of U.S. dollars)
Unrealized losses on fixed income AFS investments	$(87)	$(2)	Net realized (losses) gains
Total reclassifications for the period, net of tax	$(87)	$(2)
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 95

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 12. Earnings Per Share

12. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per ordinary share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions of U.S. dollars, except share and per share data)
Numerator:
Net (loss) earnings attributable to Enstar ordinary shareholders:	$(444)	$(196)	$(1,219)	$365

Denominator:
Weighted-average ordinary shares outstanding — basic (1)	17,013,348	18,349,483	17,269,870	20,502,755
Effect of dilutive securities:
Share-based compensation plans (2)	113,532	198,885	112,708	210,226
Warrants (3)	—	—	—	80,659
Weighted-average ordinary shares outstanding — diluted (4)	17,126,880	18,548,368	17,382,578	20,793,640

(Loss) earnings per share attributable to Enstar ordinary shareholders:
Basic	$(26.10)	$(10.68)	$(70.59)	$17.78
Diluted (4)	$(26.10)	$(10.68)	$(70.59)	$17.53
(1) Weighted-average ordinary shares for basic (loss) earnings per share includes ordinary shares (voting and non-voting), but excludes ordinary shares held in the Enstar Group Limited Employee Benefit Trust (the "EB Trust") in respect of Joint Share Ownership Plan ("JSOP") awards.
(2) Share-based dilutive securities include restricted shares, restricted share units, and performance share units. Certain share-based compensation awards, including the ordinary shares held in the EB Trust in respect of JSOP awards, were excluded from the calculation for the three and nine months ended September 30, 2022 and 2021 because they were anti-dilutive.
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

13. SHARE-BASED COMPENSATION

Joint Share Ownership Plan Award Amendment
On July 1, 2022, the terms of the JSOP award made to our Chief Executive Officer (“CEO”) on January 21, 20209 were amended to extend the vesting date of the award from January 20, 2023 to January 20, 2025. The amendment preserved the compound annual growth used to determine the hurdle price that must be achieved in order for the JSOP award to vest, which resulted in an increase to the hurdle from $266.00 to $315.53. A corresponding extension was made to the term of the performance condition based on growth in fully diluted book value per share from December 31, 2022 to December 31, 2024.
The accounting for stock-settled JSOP awards is similar to options, whereby the grant date fair value is expensed over the life of the award. The incremental fair value of the amended award on July 1, 2022 was $15 million, or $27.25 per share, which will be expensed over the remaining life of the award commencing from July 1, 2022.

9 For further details on the original award, refer to Note 20 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 96

Item 1 | Notes to Consolidated Financial Statements | Note 14. Income Taxation

14. INCOME TAXATION

Interim Tax Calculation Method
We use the estimated annual effective tax rate method for computing our interim tax provision. This method applies our best estimate of the effective tax rate expected for the full year to our year-to-date earnings before income taxes. Our effective tax rate may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction. We provide for income tax expense or benefit based upon our pre-tax earnings and the provisions of currently enacted tax laws. Certain items deemed to be unusual, infrequent or not reliably estimated are excluded from the estimated annual effective tax rate. In the event such items are identified, the actual tax expense or benefit is reported in the same period as the related item. Certain other items are not included in the estimated annual effective tax rate, such as changes in the assessment of valuation allowance on deferred tax assets and uncertain tax positions, if any.
Interim Tax Expense
The effective tax rates on income for the three months ended September 30, 2022 and 2021 were (1.7)% and (5.5)%, respectively. The effective tax rates on income for the nine months ended September 30, 2022 and 2021 were (0.3)% and 3.2%, respectively. The effective tax rate on income differs from the statutory rate of 0% due to tax on foreign operations, primarily the U.S. and the U.K.
We have foreign operating subsidiaries and branch operations principally located in the U.S., U.K., Continental Europe and Australia that are subject to federal, foreign, state and local taxes in those jurisdictions. The undistributed earnings from our foreign subsidiaries will be indefinitely reinvested in those jurisdictions where the undistributed earnings were earned.
Deferred tax liabilities have not been accrued with respect to the undistributed earnings of our foreign subsidiaries. Generally, when earnings are distributed as dividends, withholding taxes may be imposed by the jurisdiction of the paying subsidiary. For our U.S. subsidiaries, we have not currently accrued any withholding taxes with respect to unremitted earnings because, solely for U.S. Federal income tax purposes, there are no accumulated positive earnings and profits that could be subject to U.S. dividend withholding tax. For our U.K. subsidiaries, there are no withholding taxes imposed as a matter of U.K. domestic tax law. For our other foreign subsidiaries, an insignificant amount of earnings is indefinitely reinvested; however, it would not be practicable to compute the related amounts of withholding taxes due to a variety of factors, including the amount, timing and manner of any repatriation. Because we operate in many jurisdictions, our net earnings are subject to risk due to changing tax laws and tax rates around the world. The current, rapidly changing economic environment may increase the likelihood of substantial changes to tax laws in the jurisdictions in which we operate.
Assessment of Valuation Allowance on Deferred Tax Assets
We have estimated the future taxable income of our foreign subsidiaries and have provided a valuation allowance in respect of loss carryforwards where we do not expect to realize a tax benefit. We have considered all available evidence using a "more likely than not" standard in determining the amount of the valuation allowance. During the three and nine months ended September 30, 2022, we have maintained a valuation allowance for deferred tax assets which management does not believe meet the "more likely than not" criteria. As of September 30, 2022, based on all available evidence, we concluded that a valuation allowance should be established on a portion of deferred tax assets related to net operating loss carryforwards and unrealized tax capital losses that are not more likely than not to be realized. We have increased our valuation allowance for the three and nine months ended September 30, 2022 by $36 million and $78 million, respectively, which was primarily driven by deferred tax assets related to significant pre-tax unrealized investment losses reported in U.S. and U.K. jurisdictions.
Unrecognized Tax Benefits
There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021.
Tax Examinations
Our operating subsidiaries may be subject to audit by various tax authorities and may have different statutes of limitations expiration dates. With limited exceptions, our major subsidiaries that operate in the U.S., U.K. and Australia are no longer subject to tax examinations for years before 2019.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 97

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 15. Related Party Transactions

15. RELATED PARTY TRANSACTIONS

The following tables summarize our related party balances and transactions. Additional details about the nature of our relationships and transactions are disclosed in Note 22 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

As of September 30, 2022	Stone Point (1) (2)	Northshore	Monument	AmTrust	Citco	Core Specialty	Other (3)
	(in millions of U.S. dollars)
Assets
Short-term investments, AFS, at fair value	$1	$11	$—	$—	$—	$—	$—
Fixed maturities, trading, at fair value	95	142	—	—	—	—	—
Fixed maturities, AFS, at fair value	441	—	—	—	—	—	—
Equities, at fair value	149	37	—	220	—	—	—
Other investments, at fair value	530	12	—	—	—	—	1,778
Equity method investments	—	—	174	—	58	220	16
Total investments	1,216	202	174	220	58	220	1,794
Cash and cash equivalents	30	15	—	—	—	—	—
Restricted cash and cash equivalents	—	2	—	—	—	—	—
Reinsurance balances recoverable on paid and unpaid losses	—	36	—	—	—	2	—
Funds held by reinsured company	—	23	—	—	—	28	—
Other assets	3	31	—	—	—	7	—
Liabilities
Losses and LAE	—	186	—	—	—	375	—
Insurance and reinsurance balances payable	—	23	—	—	—	28	—
Other liabilities	1	64	—	—	—	—	—
Net assets (liabilities)	$1,248	$36	$174	$220	$58	$(146)	$1,794
Redeemable noncontrolling interests	$159	$—	$—	$—	$—	$—	$—
(1) As of September 30, 2022, investment funds managed by Stone Point Capital LLC ("Stone Point") own 1,546,196 of our Voting Ordinary Shares, which constitutes 9.7% of our outstanding Voting Ordinary Shares. In May 2022, we entered into a purchase agreement with Trident Public Equity LP, an affiliate of Stone Point, to repurchase 89,790 of our Voting Ordinary Shares for an aggregate purchase price of $20 million. The transaction was priced at $222.74 per share representing a 5% discount to the closing price of our Voting Ordinary Shares on the NASDAQ stock market on May 9, 2022.
(2) As of September 30, 2022, we had unfunded commitments of $160 million to other investments, and $15 million to privately held equity managed by Stone Point and its affiliated entities.
(3) Other related party investments include investments in limited partnerships and partnership-like limited liabilities companies, for which had we not elected the fair value option, would be accounted for as equity method investments. We have disclosed our investments in these entities on an aggregated basis as they are individually immaterial.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 98

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 15. Related Party Transactions

As of December 31, 2021	Stone Point	AnglePoint HK (1)	Northshore	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
Assets
Fixed maturities, trading, at fair value	$122	$—	$180	$—	$—	$—	$—	$—
Fixed maturities, AFS, at fair value	332	—	1	—	—	—	—	—
Equities, at fair value	153	—	37	—	224	—	—	—
Other investments, at fair value	563	9	14	—	—	—	—	1,278
Equity method investments	—	—	—	194	—	56	225	18
Total investments	1,170	9	232	194	224	56	225	1,296
Cash and cash equivalents	14	—	27	—	—	—	—	—
Restricted cash and cash equivalents	—	—	4	—	—	—	—	—
Reinsurance balances recoverable on paid and unpaid losses	—	—	63	—	—	—	2	—
Funds held by reinsured company	—	—	35	—	—	—	41	—
Other assets	—	—	28	—	—	—	13	—
Liabilities
Losses and LAE	—	—	226	—	—	—	504	—
Insurance and reinsurance balances payable	—	—	63	—	—	—	5	—
Other liabilities	—	—	63	—	—	—	—	—
Net assets (liabilities)	$1,184	$9	$37	$194	$224	$56	$(228)	$1,296
Redeemable noncontrolling interests	$172	$—	$—	$—	$—	$—	$—	$—
(1) Subsequent to December 31, 2021, AnglePoint HK ceased to be a related party.

	Three Months Ended
	September 30, 2022
	Stone Point	Northshore	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
INCOME
Net premiums earned	$—	$1	$—	$—	$—	$—	$—
Net investment income	4	2	—	2	—	—	—
Net unrealized losses	(17)	(4)	—	(2)	—	—	(33)
Other income	—	2	—	—	—	2	—
Total (loss) income	(13)	1	—	—	—	2	(33)

EXPENSES
Net incurred losses and LAE	—	3	—	—	—	(1)	—
Acquisition costs	—	(2)	—	—	—	—	—
General and administrative expenses	—	—	—	—	—	—	—
Total expenses	—	1	—	—	—	(1)	—

Losses from equity method investments	—	—	(16)	—	—	(4)	—
Total net (loss) earnings	$(13)	$—	$(16)	$—	$—	$(1)	$(33)

Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 99

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 15. Related Party Transactions

	Three Months Ended
	September 30, 2021
	Stone Point	AnglePoint HK(1)	Northshore	Monument	AmTrust	Citco	Enhanzed Re(2)	Core Specialty	Other
	(in millions of U.S. dollars)
INCOME
Net premiums earned	$—	$—	$13	$—	$—	$—	$—	$5	$—
Net investment income	4	13	—	—	2	—	(2)	—	(1)
Net unrealized gains (losses)	23	(285)	(1)	—	(2)	—	—	—	16
Other income	—	—	(2)	—	—	—	—	2	—
Total income (loss)	27	(272)	10	—	—	—	(2)	7	15

EXPENSES
Net incurred losses and LAE	—	—	5	—	—	—	1	12	—
Acquisition costs	—	—	3	—	—	—	(1)	1	—
General and administrative expenses	—	—	2	—	—	—	—	—	—
Net foreign exchange losses	—	—	—	—	—	—	—	—	—
Total expenses	—	—	10	—	—	—	—	13	—

Earnings (losses) from equity method investments	—	—	—	2	—	1	(22)	5	—
Total net earnings (loss)	$27	$(272)	$—	$2	$—	$1	$(24)	$(1)	$15
(1) Includes earnings from our direct investment in the InRe Fund, which was managed by AnglePoint HK from April 1, 2021 to October 15, 2021, and another fund managed by AnglePoint HK. For the three months ended September 30, 2021, we incurred management and performance fee accruals. These fees were deducted from the AnglePoint HK funds’ reported net asset values and recorded as net investment expenses in the condensed consolidated statements of earnings.
(2) Following completion of the Step Acquisition and related consolidation, Enhanzed Re ceased to be a related party on September 1, 2021.

	Nine Months Ended
	September 30, 2022
	Stone Point	Northshore	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
INCOME
Net premiums earned	$—	$8	$—	$—	$—	$—	$—
Net investment income	11	8	—	5	—	—	—
Net unrealized losses	(73)	(12)	—	(5)	—	—	(72)
Other income	—	4	—	—	—	7	—
Total (loss) income	(62)	8	—	—	—	7	(72)

EXPENSES
Net incurred losses and LAE	—	8	—	—	—	(9)	—
Acquisition costs	—	—	—	—	—	—	—
General and administrative expenses	—	—	—	—	—	—	—
Total expenses	—	8	—	—	—	(9)	—

Earnings (losses) from equity method investments	—	—	15	—	2	(5)	—
Total net (loss) earnings	$(62)	$—	$15	$—	$2	$11	$(72)
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 100

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 15. Related Party Transactions

	Nine Months Ended
	September 30, 2021
	Stone Point	Hillhouse (1)	AnglePoint HK(2)	Northshore	Monument	AmTrust	Citco	Enhanzed Re(3)	Core Specialty	Other
	(in millions of U.S. dollars)
INCOME
Net premiums earned	$—	$—	$—	$50	$—	$—	$—	$(2)	$8	$—
Net investment income	9	—	(7)	1	—	5	—	(4)	—	2
Net realized gains	—	77	—	—	—	—	—	—	—	—
Net unrealized gains (losses)	70	20	(68)	(2)	—	(5)	—	—	—	72
Other income	—	—	—	(11)	—	—	—	2	11	—
Total income (loss)	79	97	(75)	38	—	—	—	(4)	19	74

EXPENSES
Net incurred losses and LAE	—	—	—	20	—	—	—	—	3	—
Acquisition costs	—	—	—	13	—	—	—	(1)	(2)	—
General and administrative expenses	—	—	—	5	—	—	—	—	—	—
Total expenses	—	—	—	38	—	—	—	(1)	1	—

Earnings (losses) from equity method investments	—	—	—	—	19	—	2	82	(2)	—
Total net earnings (loss)	$79	$97	$(75)	$—	$19	$—	$2	$79	$16	$74

Change in unrealized losses on AFS investments	$—	$—	$—	$—	$—	$—	$—	$1	$—	$—
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
(2) Includes earnings from our direct investment in the InRe Fund, which was managed by AnglePoint HK from April 1, 2021 to October 15, 2021, and another fund managed by AnglePoint HK. For the nine months ended September 30, 2021, we incurred management and performance fee accruals. These fees were deducted from the AnglePoint HK funds’ reported net asset values and recorded as net investment expenses in the condensed consolidated statements of earnings.
(3) Following completion of the Step Acquisition and related consolidation, Enhanzed Re ceased to be a related party on September 1, 2021.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 101

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 16. Commitments and Contingencies

16. COMMITMENTS AND CONTINGENCIES

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
As of September 30, 2022, we had funds held concentrations to reinsured companies exceeding 10% of shareholders’ equity of $5.2 billion (December 31, 2021: $4.4 billion) in aggregate. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us.
We limit the amount of credit exposure to any one counterparty, and none of our counterparty credit exposures, excluding U.S. government instruments and the counterparties noted above, exceeded 10% of shareholders’ equity as of September 30, 2022. Our credit exposure to the U.S. government was $948 million as of September 30, 2022 (December 31, 2021: $1.2 billion).
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
Unfunded Investment Commitments
As of September 30, 2022, we had unfunded commitments of $1.8 billion to other investments, $25 million to privately held equity and $109 million to our majority owned subsidiary Enhanzed Re.
Guarantees
As of September 30, 2022 and December 31, 2021, parental guarantees supporting reinsurance obligations, defendant A&E liabilities, subsidiary capital support arrangements and credit facilities were $2.7 billion, for both periods. We also guarantee the 2040 and 2042 Junior Subordinated Notes, which have an aggregate principal amount of $850 million as of September 30, 2022 (December 31, 2021: $350 million).
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

Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 102

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 17. Subsequent Events

17. SUBSEQUENT EVENTS

Transactions
Argo
In August 2022, we executed an LPT agreement with a wholly owned subsidiary of Argo Group International Holdings, Ltd. (“Argo”) covering a number of its U.S. casualty insurance portfolios, including construction, for accident years 2011 to 2019.
The LPT agreement covers ground up reserves of $746 million, and an additional $275 million of cover in excess of $821 million, up to a policy limit of $1.1 billion. Argo will retain a loss corridor of $75 million up to $821 million. The closing of the transaction is subject to regulatory approval and other closing conditions which we expect to be completed in the fourth quarter of 2022.
Enhanzed Re
In August 2022, Enhanzed Re entered into a Master Agreement with Cavello Bay Reinsurance Company (“Cavello”), a wholly-owned subsidiary of the Company, and Allianz SE (“Allianz”). Pursuant to the Master Agreement, Cavello and Allianz agreed to a series of transactions that would (i) commute or novate all of the reinsurance contracts written by Enhanzed Re, (ii) repay the $70 million of subordinated notes issued by Enhanzed Re to an affiliate of Allianz, and (iii) distribute Enhanzed Re’s excess capital to Cavello and Allianz in accordance with their respective equity ownership.
As of September 30, 2022, the following transactions have been completed and will be reflected in our fourth quarter 2022 results due to the one quarter lag in reporting:
(i) The catastrophe reinsurance business ceded to Enhanzed Re by Allianz was commuted to Allianz, resulting in the recognition of a favorable commutation gain of $59 million; and
(ii) Enhanzed Re repaid the $70 million of subordinated notes issued by an affiliate of Allianz and recognized a gain of $6 million as a result of accelerating the amortization of the remaining fair value adjustment.
Following receipt of regulatory approval on October 31, 2022, Enhanzed Re is expected to complete a novation of the reinsurance closed block of life annuity policies to Monument Re Limited (“Monument Re”) on or about November 7, 2022. We will settle the life liabilities and the related assets at carrying value in return for cash consideration as of the closing date. As at June 30, 2022, the carrying value of these items was $1.3 billion and $1.1 billion, respectively, which we would record as $270 million of other income if measured as of this date.
•Activity for the period from July 1,2022 to the closing date will impact the amount of other income recorded.
•A portion of our other income recorded will be subject to deferral to account for our 20% ownership interest in Monument Re and our net earnings attributable to Enstar will be reduced by the amount attributable to Allianz’s noncontrolling interest in Enhanzed Re. The final impact of the novation will be reflected in our first quarter 2023 results as a result of the one quarter reporting lag.
Investments
Reporting Lag
The impact from continued volatility in global financial markets during the third quarter of 2022 will be recognized in future periods as a result of Enhanzed Re and certain other investments being recorded on a one quarter lag basis.
For Enhanzed Re, we anticipate the net unrealized investment losses from this lag to be in the range between $50 million to $100 million, which we expect to record in our fourth quarter 2022 results.
As of September 30, 2022, the carrying value of Enhanzed Re’s investment portfolio, which is recorded on a one quarter lag, was $1.7 billion.
Debt Obligations
Letters of Credit
In November 2022, we entered into a new $275 million FAL letter of credit facility to refinance our existing $275 million FAL letter of credit facility. At closing, we requested a reduction of the face amount of the letter of credit issued under the facility to $135 million.
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 103

Item 4. Controls and Procedures

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 104

Part II - Other Information

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 16 to our condensed consolidated financial statements, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. The risk factors identified therein have not materially changed.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about ordinary shares acquired by the Company during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Dollar Value) of Shares that May Yet be Purchased Under the Program (1)
				(in millions of U.S. dollars)
Dollar amount available to be repurchased				$95
July 1, 2021 - July 31, 2021	—	$—	—	$—
August 1, 2022 - August 31, 2022	—	$—	—	$—
September 1, 2022 - September 30, 2022	—	$—	—	$—
	—		—	$95
(1) On November 29, 2021, our Board adopted an ordinary share repurchase program (the "2021 Repurchase Program"), for the purpose of repurchasing a limited number of our ordinary shares, not to exceed $100 million in aggregate. This plan was fully utilized in April 2022. On May 5, 2022, our Board authorized the repurchase of up to $200 million of our ordinary shares (the “2022 Repurchase Program”), which is effective through May 5, 2023. As of September 30, 2022, the remaining capacity under the 2022 Repurchase Program was $95 million.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

None.

Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 105

Part II - Other Information

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K/A filed on May 2, 2011).
3.2	Sixth Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 15, 2021).
3.3	Certificate of Designations of Series C Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 17, 2016).
3.4	Certificate of Designations of 7.00% fixed-to-floating rate perpetual non-cumulative preference shares, Series D (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 27, 2018).
3.5	Certificate of Designations of 7.00% perpetual non-cumulative preference shares, Series E (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 21, 2018).
10.1	Letter Agreement, dated July 6, 2022, between Enstar Group Limited and Paul O’Shea (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 6, 2022).
10.2	Deed of Amendment and Restatement to Joint Ownership Agreement, dated July 1, 2022, between Enstar Group Limited, Dominic F. Silvester and Zedra Trust Company (Guernsey) Limited, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 6, 2022).
10.3	Amended and Restated Employment Agreement, dated July 1, 2022, between Enstar Group Limited and Dominic F. Silvester (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 6, 2022).
10.4	Amendment No. 2 to the Amended and Restated Employment Agreement, dated July 1, 2022, between Enstar Group Limited and Orla Gregory (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on July 6, 2022).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
_______________________________
* filed herewith
** furnished herewith
Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 106

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2022.

ENSTAR GROUP LIMITED

By:	/s/ Orla Gregory
Orla Gregory Chief Financial Officer, Authorized Signatory, Principal Financial Officer

By:	/s/ Michael Murphy
Michael P. Murphy Deputy Chief Financial Officer, Principal Accounting Officer

Enstar Group Limited | Third Quarter 2022 | Form 10-Q                 107