Form 10-K
period 2022-12-31
Enstar Group LTD
filed 2023-03-01
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of June 30, 2022 was $2.1 billion based on the closing price of $213.98 per ordinary share on the NASDAQ Stock Market on that date. Shares held by officers and directors of the registrant and their affiliated entities have been excluded from this computation. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of February 27, 2023, the registrant had outstanding 15,999,691 voting ordinary shares and 1,597,712 non-voting convertible ordinary shares, each par value $1.00 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to its 2023 annual general meeting of shareholders are incorporated by reference in Part III of this Form 10-K

Enstar Group Limited
Annual Report on Form 10-K
For the Year Ended December 31, 2022

GLOSSARY OF DEFINED TERMS

GLOSSARY OF KEY TERMS

A&E	Asbestos and environmental
Accident year	The annual calendar accounting period in which loss events occurred, regardless of when the losses are actually reported, recorded or paid.
Acquisition costs	Costs that are directly related to the successful efforts of acquiring new insurance contracts or renewing existing insurance contracts, and which principally consist of incremental costs such as: commissions, brokerage expenses, premium taxes and other fees incurred at the time that a contract or policy is issued
ADC	Adverse development cover – A retrospective reinsurance arrangement that will insure losses in excess of an established reserve and provide protection up to a contractually agreed amount.
Adjusted BVPS	Adjusted book value per ordinary share - Non-GAAP financial measure calculated by dividing Enstar ordinary shareholders’ equity, adjusted to add the proceeds from the assumed exercise of warrants, by the number of ordinary shares outstanding, adjusted for the exercise of warrants and equity awards granted and not yet vested. See “Non-GAAP Financial Measures” in Item 7 for reconciliation.
Adjusted RLE	Adjusted run-off liability earnings - Non-GAAP financial measure calculated by dividing adjusted prior period development by average adjusted net loss reserves. See “Non-GAAP Financial Measures” in Item 7 for reconciliation.
Adjusted ROE	Adjusted return on equity - Non-GAAP financial measure calculated by dividing adjusted operating income (loss) attributable to Enstar ordinary shareholders by adjusted opening Enstar ordinary shareholders’ equity. See “Non-GAAP Financial Measures” in Item 7 for reconciliation.
Adjusted TIR	Adjusted total investment return - Non-GAAP financial measure calculated by dividing adjusted total investment return by average adjusted total investable assets. See “Non-GAAP Financial Measures” in Item 7 for reconciliation.
AFS	Available-for-sale
Allianz	Allianz SE, former joint venture partner in Enhanzed Re
AmTrust	AmTrust Financial Services, Inc.
Annualized	Calculation of the quarterly result or year-to-date result multiplied by four and then divided by the number of quarters elapsed within the applicable year-to-date period.
AOCI	Accumulated other comprehensive income (loss)
APRA	Australian Prudential Regulation Authority
Arden	Arden Reinsurance Company Ltd.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Atrium	Atrium Underwriting Group Limited and its subsidiaries
BMA	Bermuda Monetary Authority
BSCR	Bermuda Solvency Capital Requirement
BVPS	Book value per ordinary share - GAAP financial measure calculated by dividing Enstar ordinary shareholders’ equity by the number of ordinary shares outstanding.
Cavello	Cavello Bay Reinsurance Limited
CISSA	Commercial Insurer's Solvency Self-Assessment
Citco	Citco III Limited
CLO	Collateralized loan obligation
CNA	Continental Casualty Company
Commutation	An agreement that provides for the complete discharge of all obligations between the parties under a particular reinsurance contract for an agreed upon up-front fee
Core Specialty	Core Specialty Insurance Holdings, Inc.
DAC	Deferred acquisition costs
DCo	DCo, LLC

GLOSSARY OF DEFINED TERMS

Defendant A&E liabilities	Defendant asbestos and environmental liabilities - Non-insurance liabilities relating to amounts for indemnity and defense costs for pending and future claims, as well as amounts for environmental liabilities associated with our properties
DCA	Deferred charge asset - The amount by which estimated ultimate losses payable exceed the premium consideration received at the inception of a retroactive reinsurance agreement
Dowling Funds	Dowling Capital Partners I, L.P. and Capital City Partners LLC
EB Trust	The Enstar Group Limited Employee Benefit Trust
ECR	Enhanced capital requirement
EGL	Enstar Group Limited
EMAL	Enstar Managing Agency Limited
Enhanzed Re	Enhanzed Reinsurance Ltd.
Enstar	Enstar Group Limited and its consolidated subsidiaries
Enstar Finance	Enstar Finance LLC
Exchange Transaction	The exchange of a portion of our indirect interest in Northshore for all of the Trident V Funds’ indirect interest in StarStone U.S.
FAL	Funds at Lloyd's - A deposit in the form of cash, securities, letters of credit or other approved capital instrument that satisfies the capital requirement to support the Lloyd's syndicate underwriting capacity
FCA	U.K. Financial Conduct Authority
Fixed Income assets	Short-term and fixed maturity investments classified as trading and AFS, funds held-directly managed, cash and cash equivalents, including restricted cash and cash equivalents, and funds held by reinsured companies
Fixed income securities	Short-term and fixed maturity investments classified as trading and AFS, and fixed maturity investments included within funds held-directly managed
Funds held	The account created with premium due to the reinsurer pursuant to the reinsurance agreement, the balance of which is credited with investment income and losses paid are deducted
Funds held by reinsured companies	Funds held, as described above, where we receive a fixed crediting rate
Funds held - directly managed	Funds held, as described above, where we receive the actual underlying investment portfolio return
Future policyholder benefits	The provision recorded on the balance sheet relating to life reinsurance contracts, which are based on the present value of anticipated future cash flows and mortality rates
Gate or side-pocket	A gate is the ability to deny or delay a redemption request, whereas a side-pocket is a designated account for which the investor loses its redemption rights.
Group	Companies of Enstar Group Limited
GSSA	Group Solvency Self-Assessment
Hillhouse Group	Hillhouse Capital Management, Ltd. and Hillhouse Capital Advisors, Ltd.
IBNR	Incurred but not reported - In addition to unreported claims, may include provisions for the possibility that reported claims may settle for amounts that differ from the established case reserves as well as the potential for closed claims to re-open. These provisions are shown net of reinsurance balances recoverable
Inigo	Inigo Limited
InRe Fund	InRe Fund, L.P.
Investable assets	The sum of total investments, cash and cash equivalents, restricted cash and cash equivalents and funds held
JSOP	Joint Share Ownership Program
LAE	Loss adjustment expenses
LDTI	Long duration targeted improvements accounting standard (ASU 2018-12 - Targeted improvement to the Accounting for Long-Duration Contracts)
Lloyd's	This term may refer to either the society of individual and corporate underwriting members that pool and spread risks as members of one or more syndicates, or the Corporation of Lloyd’s, which regulates and provides support services to the Lloyd’s market

GLOSSARY OF DEFINED TERMS

LOC	Letters of credit
LPT	Loss Portfolio Transfer - Retroactive reinsurance transaction in which loss obligations that are already incurred are ceded to a reinsurer, subject to any stipulated limits
Monument Re	Monument Insurance Group Limited
Morse TEC	Morse TEC LLC
NAIC	National Association of Insurance Commissioners
NAV	Net asset value
NCI	Noncontrolling interest
New business	Material transactions, other than business acquisitions, which generally take the form of reinsurance or direct business transfers
North Bay	North Bay Holdings Limited
Northshore	Northshore Holdings Limited
Novation	The substitution of a new contract in place of an old one.
OCI	Other comprehensive income
OLR	Outstanding loss reserves - Provisions for claims that have been reported and accrued but are unpaid at the balance sheet date
Other Investments	Equities, other investments, equity method investments, and the remainder of funds held-directly managed
Parent Company	Enstar Group Limited and not any of its consolidated subsidiaries
Policy buy-back	Similar to a commutation, for direct insurance contracts
pp	Percentage points - Numerical difference between two percentages
PPD	Prior period development - Changes to loss estimates recognized in the current calendar year that relate to loss reserves established in previous calendar years
PRA	U.K. Prudential Regulation Authority
Private equity funds	Investments in limited partnerships and limited liability companies
PSU	Performance share units
Range of Outcomes	The range of gross loss and LAE reserves implied by the various methodologies used by each of our (re)insurance subsidiaries
RBC	Risk-based capital
Reinsurance to close (RITC)	A business transaction to transfer estimated future liabilities attached to a given year of account of a Lloyd's syndicate into a later year of account of either the same or different Lloyd's syndicate in return for a premium
Reserves for losses and LAE	Management's best estimate of the ultimate cost of settling losses as of the balance sheet date. This includes OLR and IBNR
Retroactive reinsurance	Contracts that provide indemnification for losses and LAE with respect to past loss events
RLE	Run-off liability earnings – GAAP-based financial measure calculated by dividing prior period development by average net loss reserves
RNCI	Redeemable noncontrolling interest
ROE	Return on equity - GAAP-based financial measure calculated by dividing net earnings (loss) attributable to Enstar ordinary shareholders by opening Enstar ordinary shareholders’ equity
Run-off	A line of business that has been classified as discontinued by the insurer that initially underwrote the given risk
Run-off portfolio	A group of insurance policies classified as run-off
SCR	Solvency Capital Requirement
SEC	U.S. Securities and Exchange Commission
SGL No. 1	SGL No. 1 Limited
SISE	StarStone Insurance SE
SSHL	StarStone Specialty Holdings Limited
StarStone Group	StarStone U.S. Holdings, Inc. and its subsidiaries and StarStone International
StarStone International	StarStone's non-U.S. operations

GLOSSARY OF DEFINED TERMS

StarStone U.S.	StarStone U.S. Holdings, Inc. and its subsidiaries
Step Acquisition	The purchase of the entire equity interest of an affiliate of Hillhouse Capital Management Ltd and Hillhouse Capital Advisors, Ltd. in Enhanzed Re
Stone Point	Stone Point Capital LLC
SUL	StarStone Underwriting Limited
TIR	Total investment return - GAAP financial measure calculated by dividing total investment return recognized in earnings for the applicable period by average total investable assets
Trident V Funds	Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P.
TSA	Transition Services Agreement
2020 Repurchase Program	An ordinary share repurchase program adopted by our Board of Directors in March 2020, for the purpose of repurchasing a limited number of our ordinary shares, not to exceed $150 million in aggregate. This plan was terminated in July 2021.
2021 Repurchase Program	An ordinary share repurchase program adopted by our Board of Directors in November 2021, which was effective through November 30, 2022. Under this program, we were able to repurchase a limited number of our ordinary shares, not to exceed $100 million in aggregate. We fully utilized the plan as of April 2022.
2022 Repurchase Program	An ordinary share repurchase program adopted by our Board of Directors in May 2022, for the purpose of repurchasing a limited number of our ordinary shares, not to exceed $200 million in aggregate. The program is effective through May 5, 2023.
U.K. Regulator	The FCA together with the PRA
U.S. GAAP	Accounting principles generally accepted in the United States of America
ULAE	Unallocated loss adjustment expenses - Loss adjustment expenses relating to run-off costs for the estimated payout of the run-off, such as internal claim management or associated operational support costs
Unearned premium reserve	The unexpired portion of policy premiums that will be earned over the remaining term of the insurance contract
VIE	Variable interest entity

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
•increased competitive pressures, including increased competition in the market for acquisitions of run-off business;
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
•the risk that the value of our investment portfolios and the investment income that we receive from these portfolios may decline materially as a result of market fluctuations and economic conditions, including those related to interest rates, credit spreads and equity prices (including the risk that we may realize losses related to declines in the value of our investments portfolios if we elect to, or are required to, sell investments with unrealized losses);
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

PART I

ITEM 1. BUSINESS

Overview

Enstar Group Limited ("Enstar") is a leading global (re)insurance group that offers capital release solutions through our network of group companies. We seek to create value by managing (re)insurance companies and portfolios of (re)insurance and other liability business in run-off and striving to generate an attractive risk-adjusted return from our investment portfolio. In this report, the terms "Enstar," the “Company," "us," and "we" are used interchangeably to describe Enstar and our subsidiary companies.
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
A run-off portfolio is a group of insurance policies generally described by the accident year, line of business and jurisdiction that an insurer that initially underwrote the risks seeks to exit, or put into run-off. The facts and circumstances underlying an insurer’s or company's (seller's) decision to put a portfolio into run-off or seek ADC contracts varies. Usually, the portfolios of risks have become inconsistent with the seller’s core competencies, provide unwanted exposure to a particular risk or segment of the market and/or absorb capital that the seller may wish to deploy elsewhere. These portfolios of risks are often associated with potentially large exposures and lengthy time periods before resolution of the last remaining insured claims, resulting in uncertainty to the (re)insurer covering those risks. An owner of a company with direct exposure to asbestos and environmental liabilities may wish to dispose of their exposure to such liabilities for similar reasons.
We seek to obtain claims resolutions and settlements on the actual and potentially valid claims within each portfolio quickly, where feasible, to avoid lengthy and continuing defense costs. If we are successful at settling claims or otherwise manage the expected value of the losses for less than our carried reserves, we recognize favorable prior period development within our net incurred loss and loss adjustment expenses. Similarly, we may experience adverse development on the carried reserves if the projected costs of claims exceeds our estimates. We include the net development as a component of our performance, or run-off liability earnings (“RLE”).
Our claims handling responsibilities and authorities can vary from contract to contract. Generally, we seek to obtain direct claims management authority over our LPT’s and passive claims monitoring, oversight and influence over our ADC portfolios, where our counterparty would typically benefit from our experience with managing similar claims. We may also seek to commute acquired reinsurance contracts and buy back underlying insurance policies, where appropriate.
We receive premium for our retroactive reinsurance solutions and invest these funds to generate investment earnings. We negotiate the investment class, fixed income duration and minimum asset quality needed for each portfolio with the ceding company as these investments are typically pledged as collateral within the reinsurance contract. For our remaining investments we decide within our investment allocation strategy the asset types, risk, liquidity and expected returns.
The substantial majority of our acquisitions have been in the run-off business, which generally includes property and casualty, workers’ compensation, asbestos and environmental (“A&E”), professional indemnity, directors and officers, construction defect, motor, marine, aviation and transit, and other closed and discontinued blocks of business.

115 Transactions Completed Since 2000	$35.1 billion* Total Liabilities Acquired Since 2000	9%[1] & 10%[2] Increase in Book Value Per Ordinary Share	10%[1] & 10%[2] Return on Equity
1 Three year average (2020 - 2022)
2 Five year average (2018 - 2022)
*Total liabilities acquired includes gross loss reserves and defendant A&E liabilities.
Enstar Group Limited | 2022 Form 10-K                 9

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
Manage Claims and Re(insurance) Contracts Professionally, Expeditiously, and Cost-Effectively

We aim to generate RLE by drawing on in-house expertise and trusted third-party relationships to dispose of claims efficiently, paying valid claims on a timely basis, and relying on policy terms and exclusions where applicable, and litigation when necessary, to defend against paying invalid claims.
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
2022 Strategic Developments

Substantially Unwound Enhanzed Re’s Reinsurance Transactions

•In August 2022, Enhanzed Reinsurance Ltd. (“Enhanzed Re”) entered into a Master Agreement with Cavello Bay Reinsurance Limited (“Cavello”), a wholly-owned subsidiary of Enstar, and Allianz SE (“Allianz”). Pursuant to the Master Agreement, Enhanzed Re, Cavello and Allianz agreed to a series of transactions that allowed us to unwind the Enhanzed Re reinsurance transactions in an orderly manner.
•The transactions included (i) commuting or novating all of the reinsurance contracts written by Enhanzed Re, (ii) repaying the $70 million, in aggregate principle, of subordinated notes issued by Enhanzed Re to an affiliate of Allianz, and (iii) distributing Enhanzed Re’s excess capital to Cavello and Allianz in accordance with their respective equity ownership in Enhanzed Re.
•As of December 31, 2022, all of the transactions were complete, and the impact of transactions completed in the third quarter of 2022 (primarily the commutation of the catastrophe reinsurance with Allianz) have been recorded in our 2022 results, while the impact of transactions completed in the fourth quarter of 2022 (primarily the novation of reinsurance of closed block life annuity policies with Monument) will be reflected in our first quarter 2023 results, as we report the results of Enhanzed Re on a one quarter lag.
•Given our rationalization of the Enhanzed Re reinsurance business, we renamed our Enhanzed Re segment as the Assumed Life segment during the third quarter of 2022. We may leverage this segment for any future potential assumed life business transactions if and when they occur.

Enstar Group Limited | 2022 Form 10-K                 10

ITEM 1 | Business | Our Business

Our Business

We acquire run-off and other (re)insurance reserves using retroactive reinsurance contracts where we are paid premium consideration to reinsure, up to a specified limit, underlying policies issued by other insurers who have written these risks in prior accident years. On closing a transaction, the premium we receive is not recognized as income, nor are the liabilities we acquire recognized as net incurred losses. These items are recorded to the balance sheet with any subsequent changes to the value of ultimate losses and liabilities recorded in the consolidated statements of earnings.
In addition, any difference between premium and losses recognized upon initial recognition of a transaction, is recorded as a deferred charge asset (“DCA”) or deferred gain liability (“DGL”) which is subsequently amortized.1
We acquire (re)insurance companies and legacy manufacturing companies with direct exposure to asbestos and environmental liabilities (“defendant A&E liabilities”), which are either in run-off or can be placed into run-off following our acquisition. We receive investment returns from the investment of the assets acquired with these companies that we use to settle the liabilities acquired, which may take many years to complete.
We establish our best estimate of the liabilities we assume based upon actuarial analyses of the claims data provided to us by the counterparties, our review of claims files and reinsurance assets, our analysis of claim trends and other data supplied as part of our due diligence.
Accordingly, at the time we enter the arrangements, we do not reflect the potential impact of our claims management strategies as we have no assurance that our efforts will be successful nor how any development may emerge. Similarly, we do not recognize reductions for any potential settlements or commutations that we have not executed as we do not solely control any such outcome.
We strive to generate attractive investment returns and favorable prior period development from our active claims management and/or claims management influence, via our involvement in and oversight rights over the loss portfolios. Our favorable or adverse outcomes are recorded as prior period development (“PPD”) within net incurred losses and loss adjustment expenses (“LAE”). We record changes to the value of our defendant A&E liabilities within other income.
As a result, the traditional (re)insurance underwriting ratios (loss ratios and combined ratios) are not relevant to us. Net earned premiums are not a significant source of revenue and current period net incurred losses and LAE from those premiums are not a significant source of losses for our Run-off segment. Our ability to generate favorable RLE or avoid unfavorable RLE from our management of acquired portfolios can vary. RLE may be recognized shortly after acquisition of the new portfolio, or may not appear for many years, if at all.
1 This is further described in Note 2 to our consolidated financial statements.
Enstar Group Limited | 2022 Form 10-K                 11

ITEM 1 | Business | Our Business

1	Acquire New Business

Sourcing

We leverage our industry relationships and our position as an experienced run-off specialist, together with our footprint in the major (re)insurance hubs, to source new business opportunities. We engage directly with companies and/or their representative brokers to bid for and negotiate new transactions.
Solutions

Our Run-off business offers a variety of capital release solutions, including but not limited to:

LPTs: We offer LPTs in situations where our clients wish to divest themselves of a portfolio of insurance business. In such instances, we are able to retroactively reinsure against deterioration of the portfolio of loss reserves, subject to any stipulated limits. In the Lloyd's market, we provide similar solutions through reinsurance to close (“RITC”) transactions.

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

Pricing

We evaluate each opportunity presented by carefully reviewing and analyzing the portfolio’s risk exposures, claim practices, capital and reserve requirements and outstanding claims. This initial analysis allows us to determine whether the opportunity aligns with our strategy and targeted return thresholds.
If we decide to pursue an opportunity, we price it based on certain assumptions, including: our ability to apply our core competencies to negotiate with (re)insureds, resolve valid claims, manage the investments associated with the portfolio and otherwise manage the nature of the risks posed by the business or portfolio.
LPTs and ADCs: Using actuarial analysis and our view of the exposure assumed, we determine the premium consideration that we charge the ceding companies under retroactive reinsurance contracts.
This premium is generally lower than the undiscounted estimated ultimate losses payable at inception due to the time value of money, in recognition that we will earn an investment return on the assets which support the payment of insurance claims in the future.
Acquisitions: In order to price the acquisition of a company in run-off, we estimate the fair value of assets and liabilities acquired based on actuarial analyses and our views of the exposures assumed.
The fair value of the company may be lower than its book value based upon the risks assumed, the time value of money as applied to its liabilities and to our client no longer having to manage the company.
Enstar Group Limited | 2022 Form 10-K                 12

ITEM 1 | Business | Our Business

2	Manage Liabilities

Non-Life Run-off

There is a period over which the reserve liabilities associated with LPTs, ADCs, acquisitions and other similar transactions are extinguished, as described below:
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
Both the A&E losses and LAE and defendant A&E liabilities have much longer expected claims settlement periods than our general casualty books of business, and therefore the period over which their reserve liabilities are extinguished tends to be significantly longer than other lines of business.
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
For certain lines of business, we have entered into agreements with third-party administrators to manage and pay claims on our subsidiaries’ behalf and advise with respect to case reserves. These agreements generally set forth the duties of the third-party administrators, limits of authority, indemnification language designed for our protection and various procedures relating to compliance with laws and regulations. The agreements clearly define our claims handling guidelines, and we provide active oversight and monitoring to manage these administrators on an ongoing basis in order to ensure the third-party administrators are operating in accordance with our expectations.
Commutations and Policy Buybacks: Where possible, we negotiate with third-party (re)insureds to commute their (re)insurance agreement (sometimes called policy buybacks for direct insurance) for an agreed upon up-front payment by us.
Commutations and policy buybacks provide us with an opportunity to exit exposures to certain policies and (re)insureds generally at a discount to the ultimate liability. Commutations can reduce the duration, administrative burden and ultimately the future cost we face as we manage the run-off of the claims and the amount of regulatory capital we are required to maintain.
In certain lines of business and jurisdictions, such as direct workers’ compensation insurance, commutations and policy buyback opportunities are not typically available, and our strategy with respect to these businesses is to derive value through efficient and effective claims management.
Reinsurance Recoverables: We manage reinsurance recoverables by working with reinsurers, brokers and professional advisors to achieve fair and prompt payment of reinsured claims, and we take appropriate legal action to secure recoverables when necessary. Where appropriate we negotiate commutations with our reinsurers by securing a lump sum settlement in complete satisfaction of the reinsurer’s past, present and future liability in respect of such claims.
Enstar Group Limited | 2022 Form 10-K                 13

ITEM 1 | Business | Our Business

Life Run-off

Our subsidiary Enhanzed Re, is a Bermuda-based Class 4 and Class E reinsurer, which, prior to the November 2022 novation to Monument Re, reinsured a closed block of life annuity policies from Allianz SE (“Allianz”), who retained direct claims management and operational responsibilities.
We may leverage this segment for any future potential assumed life business transactions if and when they occur, and our objective for this business is to reinsure products that focus on longevity and investment risks.
We seek to deliver returns by taking advantage of the relative diversification benefits on our composite capital structure and the capital adjusted return profile of this business relative to our current run-off business.
Seasonality

We complete most of our loss reserve studies in the fourth quarter of each year and, as a result, we tend to record the largest movements, both favorable or adverse, to net incurred losses and LAE in these periods. However, we also monitor the progression of claims and claims settlements in the earlier interim periods and may adjust our reserves if, and when, we deem it appropriate.

3	Manage Investments

We manage our investments to obtain attractive risk adjusted returns while maintaining prudent diversification of assets and operating within the constraints of a regulated global (re)insurance group. We also consider the liquidity requirements and duration of our claims and contract liabilities.
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
In pursuing our investment objectives, we typically allocate to asset classes with varying risk-return profiles that fall into two classifications: core assets and non-core assets.
Enstar Group Limited | 2022 Form 10-K                 14

ITEM 1 | Business | Our Business

Investable Assets
(in billions of U.S. dollars)
$19.5
$4.9
$14.6
$21.7
$5.0
$16.7
2022
2021
Fixed income assets
Other investments

Enstar Group Limited | 2022 Form 10-K                 15

ITEM 1 | Business | Our Business

Core Asset Strategy: Our core assets investment portfolio is predominantly invested in investment grade fixed income securities that are duration and currency optimized and matched against the expected payment of loss reserves in accordance with our contractual obligations with our counterparty insurers and as prescribed in statutory liquidity and solvency regulations. Our goal with these securities is to meet the expected maturity to support prompt payment of the claims, whilst maximizing investment income.
Our fixed income assets include U.S. government and agency investments, highly rated sovereign and supranational investments, high-grade corporate investments as well as mortgage-backed and asset-backed investments.
Non-Core Asset Strategy: Our goal with our non-core assets investment portfolio is to provide diversification and increased return. Our non-core assets typically include below-investment grade fixed income securities and bank loans, public equity securities, hedge funds, private equity funds, fixed income funds, collateralized loan obligation (“CLO”) equities, real estate funds, private credit funds and equity method investments.

Our core assets, or fixed income assets, include short-term and fixed maturity investments classified as trading and available-for-sale (“AFS”), funds-held directly managed, cash and cash equivalents, and funds held by reinsured companies.
Our non-core assets, or other investments, include equities and equity method investments.
The allocation and composition of our non-core assets may vary, depending on risk appetite, current market conditions and the assessment of relative value between asset classes.
We believe our non-core investments provide diversification in our overall investment portfolio, because historically and generally they have low correlation with our fixed income assets, thereby providing an opportunity for improved risk-adjusted rates of return while minimizing downside risk over the long term. The returns of our non-core investments may be volatile, and we may experience significant unrealized gains or losses in a particular quarter or year. Regulatory, rating agency, our internal risk appetite and other factors may limit our capacity to hold non-core assets.
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
Asset Manager Selection: Our investment portfolio is managed by external managers through the execution of investment management agreements and investment guidelines. We hold regular discussions with our managers to monitor investment performance.
Performance and Compliance Monitoring: Our investment management agreements and guidelines with external asset managers include performance benchmarks. The benchmarks take various factors into consideration, including duration, currency, asset class, geography, sector, credit quality and other relevant metrics that impact performance.
An investment compliance report for the aggregate investment policy is prepared for our Board Investment Committee on a quarterly basis in arrears. The Board Investment Committee and our subsidiary boards are responsible for ensuring that investment compliance guidelines proposed are aligned to our stated risk appetite.
Enstar Group Limited | 2022 Form 10-K                 16

ITEM 1 | Business | Competition

4	Redeploy Capital

Our regulated subsidiaries and group are subject to capital requirements, which require us to hold additional assets to mitigate the risk of insufficient funds to fulfill our insurance obligations in adverse economic or operational circumstances. Amounts beyond our internal capital levels are available for us to redeploy.
As we settle our liabilities, we reduce our required capital and any excess capital may be redeployed into the business for further acquisitions. We believe that the best investment is in our business, by funding future transactions and meeting our financing obligations. In addition, we may choose to add value by returning funds to shareholders in the form of share repurchases or dividends. To date, we have not declared any dividends on our ordinary shares.
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
Enstar Group Limited | 2022 Form 10-K                 17

ITEM 1 | Business | Human Capital Resources

Our Organization

Segments2
We report the results of our operations through four reportable segments:
•Run-off: consists of our acquired property and casualty and other (re)insurance business.
•Assumed Life: consists of life and catastrophe business that we assumed via the acquisition of the controlling interest in Enhanzed Reinsurance, Ltd. (“Enhanzed Re”).
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
Major Operating Subsidiaries
Our (re)insurance business is regulated and requires licenses to operate in each relevant jurisdiction. Our major operating insurance subsidiaries and their regulatory domiciles are listed below:

Regulated Company	Jurisdiction	% of Net Loss Reserves as of December 31, 2022

Clarendon National Insurance Company	United States	7%
Fletcher Reinsurance Company
Yosemite Insurance Company
Cavello Bay Reinsurance Limited	Bermuda	82%
Fitzwilliam Insurance Limited
StarStone Insurance Bermuda Limited
SGL No.1 Limited	United Kingdom	11%
Mercantile Indemnity Company Limited
River Thames Insurance Company Limited
Gordian Runoff Limited	Other	—%
StarStone Insurance SE
		100%

2 For further information on our reportable segments, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations by Segment” and Note 3 to our consolidated financial statements.
Enstar Group Limited | 2022 Form 10-K                 18

ITEM 1 | Business | Human Capital Resources

Human Capital Resources

As of December 31, 2022, we had 792 employees, as compared to 832 employees as of December 31, 2021.
We seek to attract, retain and develop a diverse and specialized workforce that supports our culture, target operating model and business performance. We do this by applying the following strategies:
•Making use of a range of hiring channels and approaches and incorporating a total reward offering that includes market competitive salaries, an annual bonus plan as well as comprehensive benefits to protect employee health, wellness and financial security.
•Promoting alignment of interests with investors through the use of an employee share purchase plan and long-term equity-based incentives.
•Encouraging our employees to periodically review development areas with their managers to identify appropriate learning opportunities to better equip our work force with the skills necessary for near- and long-term success. We offer an array of professional development programs and initiatives to support our employees' career aspirations and enhance our leadership and management capabilities—creating a pipeline of talent able to deliver on our long-term strategic objectives and developing a skilled workforce with succession capabilities. For example, we provide all of our employees access to a digital platform containing learning resources designed to support their role and career.
In addition, strengthening our succession planning is a key priority for us across all levels. We have made a significant investment in establishing and developing programs for managers, functional heads and group executives designed to enhance leadership and management capabilities across our senior management team. For example, in 2022 we established our Group Executive Leadership Program, which is designed to support individuals at the executive level. We also offer programs to regional executives and other potential successors throughout the organization.
Diversity, Equity and Inclusion
We also understand the importance of diversity in our work force and our diversity, equity and inclusion (“DE&I”) vision is to create a diverse and inclusive workplace, where everyone feels that they belong and where diversity is celebrated. Over the past year we increased our focus on DE&I, which included:
•Creating a global DE&I steering and action group, chaired by our Chief Risk Officer and comprising senior stakeholders from around the business, which is responsible for agreeing the DE&I strategy and periodically monitoring progress.
•Enhancing our ‘Employee Value Proposition’ by designing and launching our external ‘Enstar Careers’ website, which allows us to clearly articulate the nature of both our business and our working environment.
•Launching a summer internship program, hosted by offices in the U.S., the U.K. and Bermuda, and welcoming a diverse group of individuals to undertake a mix of industry training, departmental experience and personal development activities.
To measure our progress, we use a variety of human capital measures in managing our business, including workforce demographics and diversity metrics, attrition and retention metrics and hiring metrics. We continue to build and expand on the range of metrics we produce as we continue to work towards our DE&I vision.
Enstar Group Limited | 2022 Form 10-K                 19

ITEM 1 | Business | Enterprise Risk Management

As of December 31, 2022, our gender metrics on a global scale were as follows:
We are committed to fostering a culture that treats all employees fairly and with respect, promotes inclusivity and diversity, and provides equal opportunities for professional development and merit-based advancement. We adhere to these values by following a Board Diversity Policy and Group Diversity, Equity and Inclusion Policy. We intend to continue conducting human capital management activities, including recruitment, career development and advancement, role design and compensation in a manner reflective of our commitment to diversity and inclusion.
Employee Wellbeing
We also recognize the importance of our employees as individuals and the role we can play in promoting their wellbeing. Our wellbeing strategy is now well defined across three pillars of core focus, which includes:
•Emotional and social: we offer an Employee Assistance Program, which provides a professional and confidential service that covers a broad range of topics, both personal and work-related.
•Physical: our benefits coverage includes a range of centrally provided and individually tailored health-related insurance packages, alongside a number of additional benefits and initiatives. For example, we provide access to a wellbeing platform that offers a range of benefits and tools and hosts Enstar’s health initiatives and challenges, such as our Global Step Challenge held in June 2022. We also offer an Enstar Wellness allowance, enabling an annual reimbursement of expenses that support mental or physical wellness, and various other provisions such as annual health assessments and virtual medical consultation programs.
•Financial: we run a number of activities to support the financial wellbeing of our people, which includes offering access to financial advisors, benefit webinars and other financial assistance facilities.
Our employee engagement, diversity and inclusion results are a clear indication of both our efforts and successes in managing and supporting our employees. For the past two years our rating index has been in the upper quartile of the financial services benchmark resulting in Enstar being awarded the People Insight ‘Outstanding Place to Work 2022’ award, which less than 10% of participants receive.
Enstar Group Limited | 2022 Form 10-K                 20

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
Risk Management Strategy

The Group’s Risk Management Strategy has been designed to help meet our core objectives, which is to:
•engage in highly disciplined and risk based, acquisition, management and (re)insurance practices across a diverse portfolio of loss reserves;
•seek investment risk where it is adequately rewarded;
•maintain loss reserving risk in line with risk appetite;
•minimize capital, liquidity, credit, operational and regulatory risks; and
•promote the consideration of Environmental (specifically, climate change effects), Social and Governance (“ESG”) risks in the strategies, business planning and other operational processes.
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
Risk Appetite

The Risk Appetite Framework in place at both the Group and its regulated subsidiaries monitors risk taking throughout the business by linking business strategy and planning with available capital and risk. It is designed to consider material risks, protect the Group and its subsidiaries from unacceptable levels of loss, compliance failures and/or adverse reputational impacts and support the wider strategic decision-making process.
A qualitative risk appetite statement is set for each material risk to represent the amount of risk the Board is willing to accept, which is supported by quantitative tolerances (such as minimum capital required). The qualitative risk appetite statements and supporting quantitative tolerances are reviewed and approved by the Board annually. Subsidiary companies’ risk appetite and tolerances are reviewed against their specific risk profiles and strategy and approved by the local Board(s), and are reviewed annually to ensure that subsidiary risk appetite does not in the aggregate exceed the aggregate Group Risk Appetite Framework.
Accountability for the implementation, monitoring and oversight of our risk appetite is aligned with individual corporate executives and monitored and maintained by the Risk Management function. Risk tolerance levels are monitored and deviations from pre-established levels are reported in order to facilitate responsive action. On a quarterly basis, risk tolerances are reported by the assigned first line business owner to Risk Management who collate, review and provide challenge and aggregate tolerances. Individual tolerances are rated ‘Red’, ‘Amber’ or ‘Green’ relative to pre-defined thresholds. As determined by the Board or Risk Committee, the Risk Appetite
Enstar Group Limited | 2022 Form 10-K                 21

ITEM 1 | Business | Regulation

Framework and tolerance(s) may be reviewed/updated outside of the annual review cycle in the event of a material change in risk profile.
Risk Governance and Culture

The Board of Directors actively oversees the management of risks to which the Group is exposed in a variety of ways. To ensure comprehensive oversight, the Company has an EGL Risk Committee, as well as Group and jurisdictional Management Risk Committees comprised of executive and/or senior management responsible for the management of key risks. These committees are supported by representatives from our Risk & Compliance and Internal Audit functions as appropriate.
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
Risk Ownership, Accountability and Assurance

We maintain the traditional Three Lines Model (Management, Risk & Compliance and Internal Audit) to delineate accountabilities and establish a ‘check and balance’ management of risks across the Group. The Three Lines Model has been selected to allow for clear ownership and accountability of risks, and independent assurance that these have been considered appropriately via our Internal Audit function. This model also allows for a clear assignment of risk management responsibilities across all Group activities and helps communicate the approach to risk management throughout the organization.
The Risk Management function, headed by the Group Chief Risk Officer (“CRO”), is responsible for both designing and operationalizing the various components of the ERM Framework throughout the Group. To ensure independence, the CRO reports to our CEO and has direct access to the Chairperson of the EGL Risk Committee. Our CRO obtains expertise from other functions / subject matter experts, as appropriate, to provide coverage over key risk areas.
The Group and its subsidiaries have internal controls in place, designed to manage risks to acceptable levels and the effectiveness of controls is regularly considered in managing and balancing risk and appetite. These are implemented within each line of defense.
Entity Level Management

At the operating subsidiary level, risks relating to our individual (re)insurance subsidiaries are also overseen by the subsidiary boards of directors, risk committees and other committees, and management teams, consistent with applicable regulatory requirements and our overall ERM framework that is embedded at local levels and throughout the business.
Emerging Risks

As part of our ERM Framework, we maintain an Emerging Risk Framework, which sets out the minimum standards by which emerging risks are identified, analyzed, evaluated, treated and reported on. Pursuant to this framework, the Management Risk Committees and our Group Risk Committee continually monitor emerging risks and oversee changes to our ERM Framework to react to these risks, where appropriate. Emerging risks are defined as "risks which may develop or which already exist but are difficult to quantify." They are marked by a high degree of uncertainty, and may or may not fall within the categories outlined above under "Risk Categories." While emerging risks are not fully understood or explicitly considered within the day-to-day operation of our business due to the lack of quantifiable data, we expect that the potential impacts of these risks may crystallize over time and therefore merit additional analysis, monitoring, evaluation and, when appropriate, management of the emerging risk. See "Item 1A. Risk Factors" for further detail on these risks.

Enstar Group Limited | 2022 Form 10-K                 22

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
On an annual basis, the Group is required to file Group statutory financial statements, a Group statutory financial return, a Group capital and solvency return, audited Group financial statements, a Group Solvency Self-Assessment (“GSSA”), and a financial condition report with the BMA. The GSSA is designed to document our perspective on the capital resources necessary to achieve our business strategies and remain solvent, and to provide the BMA with insights on our risk management, governance procedures and documentation. In addition, the Group is required to file a quarterly financial return with the BMA.
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
Enstar Group Limited | 2022 Form 10-K                 23

ITEM 1 | Business | Regulation

appointment of an independent auditor, the appointment of an approved loss reserve specialist to opine on the statutory technical provisions of our insurance reserves, the filing of annual statutory and either U.S generally accepted accounting principles (“U.S. GAAP”) based consolidated or condensed financial statements, the filing of annual statutory financial returns, the filing of quarterly financial returns, compliance with group solvency and supervision rules, and compliance with the Insurance Code of Conduct (relating to corporate governance, risk management and internal controls).
Our regulated Bermuda subsidiaries must also comply with a minimum liquidity ratio and minimum solvency margin. The minimum liquidity ratio requires that the value of relevant assets must not be less than 75% of the amount of relevant liabilities. The minimum solvency margin, which varies depending on the class of the insurer, is determined as a percentage of either net reserves for losses and LAE or premiums. Each of our regulated Bermuda-domiciled insurers is also subject to an ECR determined pursuant to a risk-based capital measure and are required to file a Commercial Insurer’s Solvency Self-Assessment (“CISSA”), and a financial condition report with the BMA. As of December 31, 2022, each of our Bermuda-based (re)insurance subsidiaries exceeded their respective minimum solvency and liquidity requirements.
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
Our U.K.-based insurance subsidiaries are required to maintain adequate financial resources in accordance with the requirements of the U.K. Regulator. The calculation of the minimum capital resources requirements in any particular case depends on, among other things, the type and amount of insurance business written and claims paid by the insurance company. As of December 31, 2022, each of our U.K.-based insurance subsidiaries maintained capital in excess of the minimum capital resources requirements.
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
Enstar Group Limited | 2022 Form 10-K                 24

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
The underwriting capacity of a corporate member of Lloyd’s must be supported by providing a deposit (referred to as "Funds at Lloyd’s" or “FAL”) in the form of cash, securities, letters of credit or other approved capital instrument in satisfaction of its capital requirement. The amount of the FAL is assessed quarterly and is determined by Lloyd’s in accordance with applicable capital adequacy rules. To release their capital, Lloyd’s members are usually required to have transferred their liabilities through an approved RITC, such as those offered by Syndicate 2008.
Business plans, including maximum underwriting capacity, for Lloyd’s syndicates require annual approval by the Lloyd’s Franchise Board, which may require changes to any business plan or additional capital to support underwriting plans.
The Lloyd’s market has applied the Solvency II internal model under Lloyd’s supervision, and our Lloyd’s operations are required to meet Solvency II standards. The Society of Lloyd's has received approval from the PRA to use its bespoke internal model under the Solvency II regime.
Lloyd’s approval is required before any person can acquire control of a Lloyd’s managing agent or Lloyd’s corporate member.
U.S.

Our U.S. (re)insurance subsidiaries are subject to extensive governmental regulation and supervision by the states in which they are domiciled, licensed and/or eligible to conduct business. We currently have wholly-owned subsidiary U.S. insurers and reinsurers domiciled in Texas, Missouri and Oklahoma and minority owned affiliates in Pennsylvania, Delaware, New Jersey and Illinois.
Our U.S. insurers are generally required to maintain minimum levels of solvency and liquidity as determined by law, and to comply with risk-based capital requirements and licensing rules. Insurers having less statutory surplus than required by the risk-based capital calculation will be subject to varying degrees of regulatory action. If any of our U.S. insurers were to have risk-based capital levels that are below required levels, they would be subject to increased regulatory scrutiny and control by their domestic and possibly other insurance regulators. As of December 31, 2022, all of our U.S. insurers exceeded their required levels of risk-based capital.
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
All states have enacted legislation regulating insurance holding company systems that requires each insurance company in the system to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. The NAIC’s Insurance Holding Company System Regulatory Act and associated regulations provide regulators with tools to evaluate risks to an insurance company within the insurance holding company system. They impose extensive informational requirements on parents and other affiliates of licensed insurers with the purpose of protecting them from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person of the insurers identifying
Enstar Group Limited | 2022 Form 10-K                 25

ITEM 1 | Business | Regulation

the material risks within the insurance holding company system that could pose enterprise risk to the insurers and requiring a person divesting its controlling interest to make a confidential advance notice filing.
The NAIC’s Risk Management and Own Risk and Solvency Assessment Model Act requires insurers to maintain a risk management framework and establishes a legal requirement for insurers or their insurance group to conduct an Own Risk and Solvency Assessment ("ORSA") in accordance with the NAIC’s ORSA Guidance Manual. The ORSA Model Act subjects our insurance subsidiaries to ORSA requirements if certain premium thresholds are exceeded. Where applicable, we must regularly conduct an ORSA consistent with the ORSA Model Act, including undertaking an internal risk management review no less often than annually and preparing a summary report assessing the adequacy of risk management and capital in light of our insurers’ current and future business plans.
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
Australia

Our Australian regulated insurance entity is subject to prudential supervision by the Australian Prudential Regulation Authority ("APRA"). APRA is the primary regulatory body responsible for regulating compliance with the Insurance Act 1973. APRA has issued prudential standards that apply to general insurers in relation to capital adequacy (under a wide range of scenarios), the holding of assets in Australia, risk management, business continuity management, reinsurance management, outsourcing, audit and actuarial reporting and valuation, the transfer and amalgamation of insurance businesses, governance, and the fit and proper assessment of the insurer’s responsible persons.
APRA also prescribes prudential standards on risk management and governance. Our Australian regulated insurance entity is compliant with these requirements.
An insurer must obtain APRA’s written consent prior to making any capital releases, including any payment of dividends in excess of current year earnings. Our insurance subsidiary must provide APRA with a valuation prepared by an appointed actuary that demonstrates that the tangible assets of the insurer, after the proposed capital release, are sufficient to cover its insurance liabilities to a 99.5% level of sufficiency of capital before APRA will consent to a capital release or dividend above the prescribed limit.
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
Europe

We have subsidiaries in Belgium, as well as StarStone Insurance SE ("SISE"), a Liechtenstein-based company that is regulated by the Financial Markets Authority. Our subsidiaries and branches in European jurisdictions are regulated in their respective home countries. As of January 1, 2023, the UK branch of SISE is also regulated by the UK Regulator following the expiration of the applicable Brexit transitional provisions. The application of the Solvency II framework across such European jurisdictions generally results in a uniform approach to regulation. Typically, such regulation is for the protection of policyholders and ceding insurance companies rather than shareholders. Regulatory authorities generally have broad supervisory and administrative powers over such matters as licenses, standards of solvency including minimum capital and surplus requirements, investments, reporting requirements
Enstar Group Limited | 2022 Form 10-K                 26

ITEM 1A. | Risk Factors

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
The information contained on our website is not included as a part of, or incorporated by reference into, this filing.
Enstar Group Limited | 2022 Form 10-K                 27

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
•Risks Relating to our Run-off Business
•Risks Relating to Taxation
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
We are required to maintain a best estimate of reserves to cover the estimated ultimate liability for losses and LAE for both reported and unreported incurred claims. As of December 31, 2022, gross reserves for losses and LAE reported on our balance sheet were $13.0 billion. The process of establishing these reserves includes a significant level of judgment. As a result, these reserves are only estimates of what we expect the settlement and administration of claims will cost based on facts and circumstances known to us, as well as actuarial methodologies, historical industry loss ratio experience, loss development patterns, estimates of future trends and developments and other variable factors such as inflation. For example, while we monitor and adjust our reserves for the expected impact of inflation, the inherent uncertainties and inherent judgments that surround the estimation process make it so that we cannot be certain that our ultimate losses will not exceed our recorded estimates of losses and LAE.
We cannot be certain that ultimate losses will not exceed our recorded estimates of losses and LAE because of the uncertainties and inherent judgements that surround the estimation process (which are discussed in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Losses and Loss Adjustment Expenses"). As a result, actual losses and LAE paid will deviate, perhaps substantially, from the reserve estimates reflected in our financial statements due to legal, judicial, social or other factors. If our reserves are insufficient to cover our actual losses and LAE, we would have to augment our reserves and incur a charge to our earnings. Such a charge could be material and would reduce our net earnings and capital and surplus. Further, our success is dependent upon our ability to accurately assess the reserves associated with our existing businesses and the business that we will acquire in the future.
In our Run-off business, loss reserves include A&E liabilities of $2.0 billion as of December 31, 2022. We also hold defendant liabilities associated with personal injury A&E claims from acquired companies with legacy manufacturing businesses. As of December 31, 2022, defendant A&E liabilities reported on our balance sheet were $607 million. Ultimate values for A&E claims cannot be estimated using traditional reserving techniques, and there are significant uncertainties in estimating losses for these claims. Factors contributing to the uncertainty include long waiting periods, reporting delays and difficulties identifying contamination sources and allocating damage liability. Developed case law and adequate claim history do not always exist for A&E claims, and changes in the legal and tort environment affect the development of such claims.
Enstar Group Limited | 2022 Form 10-K                 28

ITEM 1A. | Risk Factors

In addition, evolving industry practices and legal, judicial, social, and environmental conditions may result in unexpected claims and coverage issues that could adversely affect the adequacy of our loss reserves by extending coverage beyond the envisioned scope of insurance policies and reinsurance contracts, or by increasing the number or size of claims. Our exposure to these uncertainties could be exacerbated by an increase in insurance and reinsurance contract disputes, arbitration and litigation, as well as social and economic inflation trends, including expanded theories of liability and higher jury awards. For example, in areas such as mass tort litigation, we continue to see damages awarded that far exceed the economic damages of the claimant. Increasingly, the handling of insurance claims can also lead to bad faith or other forms of extra-contractual damages. These trends may not become apparent until long after we have acquired or assumed the affected insurance policies.
We may not be able to sustain our growth through acquisitions.
We pursue growth through financially beneficial acquisitions of companies and portfolios of (re)insurance business. Because the execution of our claims management strategies and associated payments result in the reduction of our loss reserves and LAE over time, we must continually acquire an adequate amount of run-off business that aligns with our strategic objectives to grow liabilities and assets under management. However, the acquisition of suitable run-off business is highly competitive and driven by many factors, including proposed acquisition price, reputation, collateral arrangements, and financial resources. Competitors continue to enter the insurance run-off space, and as a result, we may be unable to consummate acquisition transactions at acceptable prices and on acceptable terms, or at all, which could hinder our future growth.
The evaluation and negotiation of potential run-off acquisitions, as well as the integration of acquired businesses or portfolios in run-off, can be complex and costly and requires substantial management resources. Once we have signed a definitive agreement to acquire a business or portfolio, conditions to closing, such as obtaining regulatory or shareholder approvals, must be met prior to completing the acquisition. These and other closing conditions may not be satisfied, or may cause a material delay in the anticipated timing of closing. Such a failure or delay could result in significant expense, diversion of time and resources, reputational damage, litigation and a failure to realize the anticipated benefits of an acquisition, all of which could materially adversely impact our business, financial condition and results of operations.
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
To achieve positive operating results from an acquisition, we must first price the transaction on favorable terms relative to the risks posed, and then we must successfully manage the acquired reserves and investments. Unlike traditional insurers and reinsurers, our companies and loss portfolios no longer underwrite new policies or collect underwriting premiums, and their stated provisions for losses and LAE may not be sufficient to cover future losses and the cost of run-off. Failure to successfully manage such reserves, including by effectively managing claims, collecting from insurers or reinsurers, controlling expenses and generating positive investment returns in line with our pricing assumptions, could result in us having to cover losses sustained with capital, which would materially and adversely impact our ability to grow our business and may result in material losses.
Further, the acquisitions we have made and expect to make in the future may pose operational challenges that expose us to risks relating to:
•the value of liabilities assumed being greater than expected;
•the value of assets or our anticipated return on assets being lower than expected or diminishing for reasons including credit defaults, changes in interest rates, declines in market value, inflation or delays in implementation of our intended investment strategies;
•funding cash flow shortages that may occur if anticipated revenues are not realized or are delayed, if expenses are greater than anticipated, or if assets are not liquid;
Enstar Group Limited | 2022 Form 10-K                 29

ITEM 1A. | Risk Factors

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
Our core focus is on acquiring and managing reinsurance companies and portfolios of reinsurance business in run-off, and as such climate change presents unique risks to our business stemming from insurance liabilities we acquire and the assets that back those liabilities. As we acquire liabilities, there is a risk that our current practices and processes do not successfully identify and/or price the risks arising from climate change, which could result in actual returns deviating adversely from those assumed when the transaction was priced. In addition, the disruption caused by changes in technology, governments and regulation as part of a societal transition to a lower carbon emitting economy could expose our investment portfolio to a loss of value in the near term and long term. For example, a swift, adverse repricing of carbon-intensive financial assets could expose our investments to losses in the near term and in the long term if the transition to a lower carbon-emitting economy is associated with increased production costs. Additionally, achieving any sustainability goals and commitments that we may set for ourselves in the future, or be required to meet, such as net zero greenhouse gas emissions, will require efforts that could significantly increase our costs of operations.
Risks Relating to Taxation

U.S. tax reform legislation, various international tax transparency and economic substance initiatives, and possible future tax reform legislation and regulations could materially affect us and our shareholders.
The Organization for Economic Co-operation and Development ("OECD") Pillar II initiative proposes a global minimum tax rate of 15% amongst its 142 member nations and other adopting countries. On December 20, 2021, the OECD released the final model rules on Pillar II (the “Model Rules”), which nations can adopt into local legislation to implement Pillar II on a global basis.
Three components of the Model Rules, the Income Inclusion Rule (“IIR”), the Under-Taxed Profit Rule (“UTPR”), and the Qualified Domestic Minimum Top up Tax (“QDMTT”) could potentially be applicable to our operations:
•The IIR establishes a global minimum tax in the jurisdiction of the parent company of a multinational enterprise (“MNE”). There is no current indication that Bermuda intends full implementation of the Model Rules.
•The UTPR, allows a portion of an MNE’s global profits with an effective tax rate below the 15% minimum rate to be taxed by other jurisdictions through an allocation model based on headcount and fixed tangible assets. The Model Rules give flexibility to allow jurisdictions several mechanisms to collect global profits. This includes directly taxing allocated income, reduction in any allowance for equity or by imputing deemed income.
•The Model Rules also propose that jurisdictions consider implementing a 15% QDMTT, which could qualify in substitution to the IIR, and could preclude other jurisdictions from utilizing the UTPR for taxing local profits.
The OECD is targeting the implementation of the IIR by 2024, and UTPR by 2025.
Enstar Group Limited | 2022 Form 10-K                 30

ITEM 1A. | Risk Factors

On July 20, 2022, the UK government released draft legislation to implement the IIR for accounting periods beginning on or after December 31, 2023.
On November 17, 2022, the UK announced its intention to legislate a QDMTT and it is expected that other jurisdictions may follow suit in the coming year.
On December 15, 2022, the European Union (“EU”) member states unanimously adopted the Minimum Tax Directive, which provides guidance for enacting national legislation for the IIR and UTPR. The IIR will be applicable in EU member states for fiscal years starting on or after December 31, 2023, and the UTPR for fiscal years starting on or after December 31, 2024.
How Pillar II impacts our operations will heavily depend on how these rules are ultimately transposed into the local legislation of countries we operate in. Specifically, the planned adoption of the UTPR in the U.K. could have a material impact on our net earnings, which is dependent on how the UTPR is ultimately legislated in the U.K. We continue to monitor legislative changes as it relates to Pillar II and believe that the earliest material impact to the Company will be in 2025.
We might incur unexpected U.S., U.K., Australia, or other tax liabilities if companies in our group that are incorporated outside those jurisdictions are determined to be carrying on a trade or business in such jurisdictions.
We are currently not subject to tax in Bermuda. Under the Exempted Undertakings Tax Protection Act 1996, we have assurance that any legislation imposing an income, capital, or similar tax before March 31, 2035, will not apply to us. Given limitations imposed under this assurance, we cannot be certain that we will not be subject to tax after March 31, 2035. If our Bermuda profits are subject to tax in Bermuda or any other jurisdiction, this could have a material adverse impact on our business operations. Furthermore, a number of our subsidiaries are companies formed under the laws of Bermuda or other jurisdictions that do not impose income taxes, and it is our contemplation that these companies will not incur substantial income tax liabilities from their operations. Because the operations of these companies generally involve, or relate to, the insurance or reinsurance of risks that arise in higher tax jurisdictions, such as the United States, the United Kingdom and Australia, it is possible that the taxing authorities in those jurisdictions may assert that the activities of one or more of these companies creates a sufficient nexus in that jurisdiction to subject the company to income tax in such jurisdiction. There are uncertainties in how the relevant rules apply to insurance businesses, and in our eligibility for favorable treatment under applicable tax treaties. Accordingly, it is possible that our tax liabilities could be adversely impacted, which could reduce our net earnings.
U.S. persons who own our ordinary shares might become subject to adverse U.S. tax consequences as a result of "related person insurance income," if any, of our non-U.S. insurance company subsidiaries.
For any of our wholly-owned non-U.S. insurance company subsidiaries, if (1) U.S. persons are treated as owning 25% or more of our shares, (2) the related person insurance income ("RPII") of that subsidiary were to equal or exceed 20% of its gross insurance income in any taxable year, and (3) direct or indirect insureds of that subsidiary (and persons related to such insureds) own (or are treated as owning) 20% or more of the voting power or value of our shares, then a U.S. person who owns our shares directly, or indirectly through non-U.S. entities, on the last day of the taxable year would be required to include in income for U.S. federal income tax purposes that person's pro rata share of the RPII of such a non-U.S. insurance company for the entire taxable year, whether or not any such amounts are actually distributed. While proposed regulations put forth by the United States Department of Treasury and Internal Revenue Service on January 24, 2022 may change some of the ownership thresholds needed to qualify into RPII, we believe that some of the income thresholds above are not likely to be met. However, we cannot assure you that this will be the case. Accordingly, it is possible that a direct or indirect United States shareholder could be required to include amounts in its income in respect to RPII in any taxable year if the proposed regulations are finalized in their current form. We believe that these proposed changes would not affect the gross income threshold described above. These proposed regulations were subject to a 90-day comment period that ended on April 25, 2022. Comments submitted to these proposed regulations requested changes to the proposed regulations to ask that structures such as Enstar's not be subject to these rules. If these proposed regulations are finalized as proposed, they would be effective for tax years ending on or after January 25, 2022. Whether they will be finalized as proposed remains unclear.

Enstar Group Limited | 2022 Form 10-K                 31

ITEM 1A. | Risk Factors

Risks Relating to Liquidity and Capital Resources

The amount of statutory capital that we must hold in order to maintain our credit ratings and meet certain regulatory requirements can vary significantly and is sensitive to several factors.
Statutory capital requirements for our insurance subsidiaries are prescribed by the applicable insurance regulators in the jurisdictions in which we operate. Insurance regulators have established risk-based capital adequacy measures, such as the Bermuda Solvency Capital Requirement ("BSCR") in Bermuda and the Solvency II regime in the European Union and United Kingdom, which provide minimum solvency and liquidity requirements for insurance companies. The amount of capital that we and/or our insurance subsidiaries are required to hold may increase or decrease depending on a variety of factors including the amount of statutory income or losses generated by our insurance subsidiaries (which is sensitive to equity market and credit market conditions), the amount of statutory capital needed to support future growth through acquisitions, changes in the value of investments, the deterioration of market conditions due to global events, changes in interest rates and foreign currency exchange rates, as well as changes to the relevant regulatory capital adequacy measures and frameworks. Our overall liquidity and credit ratings are significantly influenced by the level of statutory capital and surplus in our insurance subsidiaries. If statutory capital requirements increase or if our insurance subsidiaries' solvency decreases, our subsidiaries would be required to hold more capital, and our ability to obtain distributions from these subsidiaries could be limited. If we fail to maintain adequate statutory capital, regulators may restrict our activities and prohibit us and our subsidiaries from completing acquisitions without raising additional capital. Additionally, if our BSCR falls below certain levels, it could trigger counterparty recapture rights and/or additional collateral requirements in certain of our reinsurance agreements.
We may require additional capital liquidity in the future that may not be available or may only be available on unfavorable terms.
Our future capital requirements depend on many factors, including acquisition and investment activity, our ability to manage the run-off of our assumed liabilities, our ability to establish reserves at levels sufficient to cover losses, and our obligations to satisfy applicable statutory capital requirements. We may need to raise additional capital and liquidity through equity or debt financings. Our ability to secure this financing may be affected by a number of factors, including volatility in the global financial markets, new or incremental tightening in the credit markets, low liquidity and the strength of our capital position and operating results. In addition, an unfavorable change or downgrade of our issuer credit ratings will increase the interest rate or other fees charged under our debt facilities and will make it more expensive for us to access capital markets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us, and could limit our strategic, financial and operational flexibility, including as a result of the need to dedicate a greater portion of our cash flows from operations to preferred share dividends and interest and principal payments on our debt financing and to comply with more burdensome covenant restrictions from our various debt and letter of credit facilities.
In addition, we may not achieve the desired regulatory capital treatment for any potential issuance of debt or equity securities due to solvency capital eligibility requirements under the Bermuda Insurance (Group Supervision) Rules 2011 (the "Group Supervision Rules") to which we are subject. For example, our outstanding preferred shares and junior subordinated notes qualify as Tier 2 capital and our outstanding senior notes qualify as Tier 3 capital, in accordance with the Group Supervision Rules. For these instruments to continue to receive the intended regulatory capital treatment, their terms must reflect the criteria contained in the Group Supervision Rules and any amendments thereto. If the BMA applies any changes to the Group Supervision Rules governing eligible capital such that our outstanding preferred shares and notes no longer receive their intended capital treatment under the Group Supervision Rules, we may be unable to maintain adequate regulatory capital. If we cannot obtain adequate capital or regulatory credit, our business, results of operations and financial condition could be adversely affected by, among other things, our inability to finance future acquisitions.
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
Enstar Group Limited | 2022 Form 10-K                 32

ITEM 1A. | Risk Factors

such collateral materially increases, their operations could be significantly and negatively affected, which in turn could limit our ability to complete new reinsurance transactions on favorable terms or at all, which could negatively impact our business, financial condition and results of operations. Depending on multiple factors, our reinsurance subsidiaries may not be able to secure letters of credit to satisfy requirements to post collateral in support of their reinsurance obligations. If our reinsurance subsidiaries cannot post collateral in the form of letters of credit, then our reinsurance subsidiaries will have to post substitute collateral in the form of trust funds or other assets, limiting our ability to invest (and consequently reducing investment income from) such assets and constraining our liquidity, which could negatively impact our business, financial condition and results of operations. In addition, if the beneficiary of any letter of credit draws funds against the letter of credit, we would be obligated to immediately reimburse the bank that issued the letter of credit the amount of such drawn funds, which could increase our indebtedness and negatively affect our liquidity and financial condition.
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
We maintain a portion of our investments, insurance liabilities and insurance assets denominated in currencies other than U.S. dollars. Consequently, we and our subsidiaries may experience foreign exchange losses, which could adversely affect our results of operations. Our reporting currency in our consolidated financial statements is U.S. dollars, therefore, fluctuations in exchange rates used to convert other currencies used by our subsidiaries, particularly Australian dollars, Canadian dollars, British pounds and Euros, into U.S. dollars will impact our reported financial condition, results of operations and cash flows from year to year.

Risks Relating to our Investments

The value of our investment portfolios and the investment income that we receive from these portfolios may decline materially as a result of market fluctuations and economic conditions.
We derive a significant portion of our income from our invested assets, which consist primarily of investments in fixed income securities. The value of our investments in fixed income securities will generally increase or decrease with changes in interest rates and credit spreads. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors
Enstar Group Limited | 2022 Form 10-K                 33

ITEM 1A. | Risk Factors

beyond our control. A rise in interest rates would, all else being equal (i.e., no movement in credit spreads), increase net unrealized losses, which would decline over time as each security approaches maturity. Conversely, a decline in interest rates, all else being equal, would increase net unrealized gains, which would decline over time as each security approaches maturity. Additionally, new investments of cash or the reinvestment of proceeds from sales of securities would be invested at the prevailing interest rates for each security, thereby increasing or decreasing net investment income on those proceeds. The fair market value of fixed income securities can also decrease as a result of a deterioration of the credit quality of those securities. Any perceived decrease in credit quality may cause credit spreads to widen, all else being equal, and this would result in an increase in net unrealized losses, which would decline over time as each security approaches maturity, assuming it does not default. A deterioration of credit quality on our fixed income securities may result in a preference to liquidate these securities in the financial markets. If we liquidate these securities during a period of deteriorating credit conditions, we may realize a significant loss. Although we attempt to take measures to manage the risks of investing in changing interest rate environments, we may not be able to mitigate interest rate sensitivity effectively. For example, as a result of central bank efforts to combat high inflation, interest rates increased dramatically, which contributed to the $1.6 billion of net unrealized losses on our fixed income securities (recorded through the income statement and other comprehensive income) for the year ended December 31, 2022. Additionally, declining market conditions or a perceived decrease in credit quality may cause issuers of the fixed income securities in which we invest to default on their obligations. In addition, we hold public company equity securities. Net investment income and net realized and unrealized gains or losses from our fixed income securities and equity securities could vary materially from expectations depending on general market conditions. For example, we may incur impairment charges resulting from revaluations of debt and equity securities and other investments. Increased volatility in the financial markets and overall economic uncertainty would increase the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them.
Some of our fixed income securities, such as mortgage-based and other asset-backed securities, carry prepayment risk, or the risk that principal will be returned more rapidly or slowly than expected, as a result of interest rate fluctuations. When interest rates decline, consumers tend to make prepayments on their mortgages (often through refinancing), causing us to be repaid more quickly than we might have originally anticipated, meaning that our opportunities to reinvest these proceeds back into the investment markets may be at reduced interest rates (with the converse being true in a rising interest rate environment). Mortgage-backed and other asset-backed securities are also subject to default risk on the underlying securitized mortgages, which would decrease the value of our investments.
The changes in the market value of our securities that are classified as trading or AFS are reflected in our financial statements. Credit losses on our fixed income securities, AFS are recognized through an allowance account, which is also reflected in our financial statements. As a result, a decline in the value of the securities in our investment portfolios may materially reduce our net income and shareholders’ equity, and may cause us to incur a significant loss. For more information on our investment portfolios, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investable Assets."
Our investments in alternative investments, strategic investments in joint ventures and/or entities accounted for using the equity method may be illiquid and volatile in terms of value and returns.
In addition to fixed income securities, we have invested, and may continue to invest, in alternative investments such as hedge funds, fixed income funds, public equity funds, private equity funds and co-investments, CLO equities, CLO equity funds, real estate funds and other alternative investments. In addition, we have invested, and we may continue to make significant investments, in joint ventures and/or entities accounted for using the equity method that we do not control, which may limit our ability to take actions that could protect or increase the value of our investment. These and other similar investments may be illiquid due to restrictions on sales, transfers and redemption terms, may have different, more significant risk characteristics than our investments in fixed income securities and may also have significantly more volatile values and returns, all of which could negatively affect the market value of our investments, our investment income, and our overall portfolio liquidity. Alternative or "other" investments may not meet regulatory admissibility requirements or may result in increased regulatory capital charges to our insurance subsidiaries that hold these investments, which could limit those subsidiaries’ ability to pay dividends and make capital distributions to us and, consequently, negatively impact our liquidity. For more information on our alternative investments, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investable Assets."
Enstar Group Limited | 2022 Form 10-K                 34

ITEM 1A. | Risk Factors

The valuation of our investments may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our financial condition or results of operations.
Fixed maturity and alternative investments, such as hedge funds, fixed income funds, public equity funds, private equity funds and co-investments, CLO equities, CLO equity funds, real estate funds, private credit funds, and infrastructure funds and co-investments represent the majority of our total cash and invested assets. These investments are reported at fair value on our consolidated balance sheet. Fair value prices for all trading and AFS securities in the fixed maturities portfolio are independently provided by our investment accounting service providers, investment managers, fund administrators, and investment custodians, each of which utilize internationally recognized independent pricing services. We record the unadjusted price provided by our investment accounting service providers, managers or custodians. Fair value for our alternative investments is estimated based primarily on the most recently reported net asset values reported by the fund manager. Additionally, for some strategic investments for which we have elected the fair value option, our valuations of these investments are based on internal valuation models and methodologies that are subject to estimates and judgements that can vary from quarter to quarter.
These valuation procedures involve estimates and judgments, and during periods of market disruptions (such as periods of significantly volatile interest rate changes, rapidly widening credit spreads or illiquidity), it may be difficult to value certain of our securities if trading becomes less frequent or market data becomes less observable. In addition, there may be certain asset classes that are now in active markets with significant observable data that become illiquid due to changes in the financial environment. In these cases, the valuation of a greater number of securities in our investment portfolio may require more subjectivity and management judgment. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods that are more sophisticated or require greater estimation, which may result in valuations greater than the value at which the investments could ultimately be sold. Further, rapidly changing and unpredictable credit and equity market conditions could materially affect the valuation of securities carried at fair value as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our financial condition and results of operations.
The nature of our liquidity demands and the structure of our investment portfolios may adversely affect the performance of our investment portfolio and financial results, as well as our investing flexibility.
We strive to structure the duration of our investments in a manner that recognizes our liquidity needs to satisfy future liabilities. Because of the unpredictable nature of losses and associated collateral provisions that may arise under the reinsurance policies issued by certain of our subsidiaries and as a result of our opportunistic commutation strategy, our liquidity needs can be substantial and may arise at any time. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our general liability profile. If we are unsuccessful in managing our investment portfolio within the context of this strategy, we may be forced to liquidate our investments at times and at prices that are not optimal, and we may have difficulty liquidating some of our alternative investments due to restrictions on sales, transfers and redemption terms. This could have a material adverse effect on the performance of our investment portfolio. Alternatively, we may experience a different investment income yield if the asset duration is shorter than our liability duration profile which could negatively impact our earnings.
We have many individual portfolios of cash and investments from our acquired companies and portfolios. Each investment portfolio has its own regulatory admissibility requirements, and each run-off entity is likely to have negative operating and financing cash flows due to commutation activity, claims settlements and capital distributions. These factors reduce our overall investing flexibility.

Risks Relating to Laws and Regulations

Insurance laws and regulations can restrict our ability to operate, and any failure to comply with these laws and regulations, or any investigations, inquiries or demands by government authorities, may have a material adverse effect on our business.
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
Enstar Group Limited | 2022 Form 10-K                 35

ITEM 1A. | Risk Factors

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
We believe it is likely there will continue to be regulatory intervention in our industry in the future, and these initiatives could adversely affect our business. Additional laws and regulations have been and may continue to be enacted that may have adverse effects on our operations, financial condition, statutory capital adequacy, and liquidity. For example, in many of the jurisdictions in which we operate, including Bermuda, there are increased regulations relating to group supervision though cooperation and coordination among insurance regulators regardless of an individual company’s domiciliary jurisdiction. The BMA acts as our Group supervisor, as described in "Item 1. Business – Regulation." We cannot predict the exact nature, timing or scope of these initiatives; however, we believe it is likely there will continue to be increased regulatory intervention in our industry in the future, and these initiatives could adversely affect our business.
Solvency II, the E.U. directive covering the capital adequacy, risk management and regulatory reporting for insurers, requires significant resources to ensure compliance by our European Economic Area (“EEA”) companies. Additionally, if our non-EEA subsidiaries engage in insurance or reinsurance business in the EEA, additional capital requirements may be imposed for such companies to continue to insure or reinsure EEA-domiciled risk or cedants if their regulatory regime is not deemed to have Solvency II equivalence. Bermuda has gained Solvency II equivalence, and our Bermuda reinsurers are subject to requirements in line with a Solvency II framework. Continued compliance with Solvency II and similar laws and regulations will result in additional costs for us.
Our U.K.-based insurance and reinsurance subsidiaries consist of wholly-owned run-off companies that are authorized and regulated by the U.K. Regulator. Our U.K. run-off subsidiaries may not underwrite new business without the approval of the U.K. Regulator. In addition, our Lloyd’s operations are subject to authorization and regulation by the U.K. Regulator and compliance with the Lloyd’s Act(s) and Bylaws and regulations, as well as the applicable provisions of the FSMA. The Council of Lloyd’s has wide discretionary powers to regulate its members, and its exercise of these powers might affect the return on an investment of the corporate member in a given underwriting year. Business plans, including maximum underwriting capacity, for Lloyd’s syndicates require annual approval by the Lloyd’s Franchise Board. Continued compliance with the rules of the PRA, Lloyd’s and similar regulators will result in additional costs for us.
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

Enstar Group Limited | 2022 Form 10-K                 36

ITEM 1A. | Risk Factors

Risks Relating to our Operations

We are dependent on our executive officers, directors and other key personnel and the loss of any of these individuals could adversely affect our business.
Our success depends on the ability of our senior management and other key employees to implement our strategy and operate our business. For example, our ability to source run-off acquisitions is critical to our business, and is in part dependent on the relationships of our senior management and other key personnel. The loss of their services or the services of other key personnel, or the loss of the services of or our relationships with any of our directors, could have a material adverse effect on our business.
Some of our directors, large shareholders and their affiliates have interests and/or other involvement with entities that can create conflicts of interest through related party transactions.
We have participated in transactions, investments and investment management arrangements in which one or more of our directors, large shareholders or their affiliates has an interest, and we may continue to do so in the future. Refer to Note 23 to our consolidated financial statements for further disclosure on these arrangements. In addition, some of our directors, large shareholders or their affiliates from time to time have ownership interests or other involvement with entities that compete against us or otherwise have interests that could, at times, be considered potentially adverse to us, either in the pursuit of acquisition targets, investments or in our business operations. The interests of our directors, large shareholders or their affiliates in related party transactions or competitive businesses may create the potential for, or result in, conflicts of interests.
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
Computer viruses, cyber-attacks, phishing scams and other external hazards, as well as any internal process or employee failures, could expose our information technology systems to security breaches that may cause critical data to be corrupted or confidential or proprietary information to be exposed, cause system disruptions or shut-downs, or expose us to financial fraud. In addition to our own information, we receive and may be responsible for protecting confidential or personal information of ceding companies, policyholders, employees, and other third parties, which could also be compromised in the event of a security breach. In addition, many of our employees work remotely, and we are therefore more dependent on our information technology systems and the continued access by our employees and service providers to reliable and secure internet and telecommunications systems. If these systems do not function effectively or are disrupted due to heightened demand, cybersecurity attacks and data security incidents, or for any other related reason, it would negatively impact our ability to settle claims efficiently, complete acquisitions, integrate our acquired businesses, manage our investments, or otherwise conduct our business.
Although we utilize numerous controls, protections and risk management strategies to attempt to mitigate these risks, and management has not detected a material cyber-security incident to date, the sophistication and volume of these security threats continues to increase. In addition, the escalation of geopolitical tensions, such as those caused by the Russian invasion of Ukraine, could result in heightened cybersecurity threats. We may not have the technical expertise or resources to successfully prevent every data breach or cyber-security incident. The potential consequences of a data breach or cyber-security incident could include claims against us, significant reputational damage to our company, damage to our business as a result of disclosure of proprietary information, and regulatory action against us, which may include fines and penalties. Such an incident could cause us to lose business and
Enstar Group Limited | 2022 Form 10-K                 37

ITEM 1A. | Risk Factors

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
If outsourced providers such as third-party administrators, investment managers or other service providers were to breach their obligations to us, our business and results of operations could be adversely affected.
We outsource certain business functions to third-party providers, and these providers may not perform as anticipated or may fail to adhere to their obligations to us. For example, certain of our subsidiaries rely on relationships with a number of third-party administrators under contracts pursuant to which these third-party administrators manage and pay claims on our subsidiaries’ behalf and advise with respect to case reserves. In these relationships, we rely on controls incorporated in the provisions of the administration agreement, as well as on the administrator’s internal controls, to manage the claims process within our prescribed parameters. We also rely on external investment managers to provide services pursuant to the terms of our investment management agreements, including following established investment guidelines. Although we monitor these administrators and investment managers on an ongoing basis, we do not control them, and our service providers could exceed their authorities or otherwise breach their obligations to us, which, if material, could adversely affect our business and results of operations. For example, a third-party investment manager may breach our investment guidelines and expose us to risk beyond our prescribed tolerances, which could have an immediate negative financial impact. We may also be negatively impacted if third-party administrators mishandle claims, fail to administer claims effectively or efficiently, fail to maintain accurate books and records, or fail to comply with laws or regulations.

Risks Relating to Ownership of our Shares

The market price for our securities may experience volatility, which could cause a potential loss of value to our investors, and our ordinary shares are thinly traded, so the market value of our ordinary shares may decline if large numbers of shares are sold.
The market price for our ordinary shares and for the depositary shares representing our preferred shares may fluctuate substantially and could cause investment losses due to a number of factors. Such factors could include: announcements with respect to a specific acquisition or investment; changes in the value of our assets; our financial condition, performance and prospects; changes in projected inflation and interest rates; changes in general conditions in the economy and the insurance industry; economic, financial, geopolitical, regulatory or judicial events that affect us or the financial markets generally; changes in management; and adverse press or news announcements. For the depositary shares representing our preferred shares, such factors could also include: whether dividends have been declared on the preferred shares; whether the ratings on such depositary shares provided by any ratings agency have changed; changes in our credit ratings; our total outstanding indebtedness; the level, direction and volatility of market interest rates generally; and the market for similar securities.
Our ordinary shares have in the past been, and may continue to be, thinly traded, and significant sales could adversely affect the market price for our ordinary shares and impair our ability to raise capital through offerings of our equity securities.
Enstar Group Limited | 2022 Form 10-K                 38

ITEM 1A. | Risk Factors

A few significant shareholders may influence or control the direction of our business. If the ownership of our ordinary shares continues to be highly concentrated, it may limit the ability of other shareholders to influence significant corporate decisions.
The interests of certain significant shareholders, including those that may be affiliated with members of our Board of Directors (our “Board”), may not be fully aligned with those of other shareholders, which could lead to a strategy that is not in such other shareholders’ best interests. As of December 31, 2022, the Canadian Pension Plan Investment Board (“CPPIB”), funds managed by Stone Point Capital LLC and its affiliates, Beck Mack & Oliver, and three of Enstar's executive officers (collectively) directly beneficially owned 9.4%, 9.7%, 4.3% and 5.6%, respectively, of our outstanding voting ordinary shares. CPPIB directly owns additional non-voting ordinary shares that, together with its voting shares, represented an economic interest of 17.2% as of December 31, 2022. In addition, CPPIB Epsilon Ontario Trust, an affiliate of CPPIB, is the general partner CPPIB Epsilon Ontario Limited Partnership, which indirectly beneficially owns 4.6% of our outstanding voting ordinary shares. Although they do not act as a group, these shareholders may exercise significant influence over matters requiring shareholder approval, and their concentrated holdings may delay or deter possible changes in control of Enstar, which may reduce the market price of our ordinary shares.
Some aspects of our corporate structure and certain regulatory limitations may discourage third-party takeovers and other transactions or prevent the removal of our Board and management.
Some provisions of our bye-laws have the effect of making more difficult or discouraging unsolicited takeover bids from third parties or preventing the removal of our current board of directors and management. For example, our bye-laws contain restrictions on the ability of shareholders to (i) nominate persons to serve as directors, (ii) remove directors, (iii) submit resolutions to a shareholder vote, and (iv) request special general meetings. Also, a merger or amalgamation would have to be approved by three-fourths of our voting ordinary shares to take effect. In addition, our Board may limit a shareholder’s exercise of voting rights or to register a transfer of ordinary shares where it deems it necessary to do so to avoid adverse tax, legal or regulatory consequences. Our Board may also decline to register a transfer of shares unless all applicable consents, authorizations, permissions or approvals of any governmental body or agency in Bermuda and other applicable jurisdictions required to be obtained prior to such transfer shall have been obtained. We also have the authority under our bye-laws to reasonably request information from any shareholder for the purpose of determining whether a shareholder’s voting rights are to be limited pursuant to the bye-laws, and if a shareholder is unable to do so, we may eliminate the shareholder’s voting rights.
Insurance laws and regulations in the jurisdictions in which our insurance or reinsurance subsidiaries operate require prior notices or regulatory approval of changes in control of an insurer or its holding company. Different jurisdictions define changes in control differently, and generally any purchaser of 10% or more of the vote or value of our ordinary shares could become subject to regulation and be required to file certain notices and reports with the applicable insurance authorities. These laws and the aspects of our corporate structure outlined above may discourage potential acquisition proposals or prevent the removal of members of our Board and management and may delay, deter or prevent a change in control of us. To the extent these provisions discourage takeover attempts, they may deprive shareholders of opportunities to realize takeover premiums for their shares or may depress the market price of the shares.
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
Enstar Group Limited | 2022 Form 10-K                 39

ITEM 1A. | Risk Factors

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
Enstar Group Limited | 2022 Form 10-K                 40

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
Enstar Group Limited | 2022 Form 10-K                 41

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
ITEM 3. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 25 in the notes to our consolidated financial statements, which is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
Enstar Group Limited | 2022 Form 10-K                 42

Item 5 | Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Number of Holders

Our ordinary voting shares are listed on the NASDAQ Global Select Market under the symbol "ESGR." There is no established trading market for our non-voting ordinary shares. On February 27, 2023, there were 1,196 shareholders of record of our voting ordinary shares and one shareholder of record of our non-voting ordinary shares. This is not the number of beneficial owners of our voting ordinary shares as some shares are held in “street name” by brokers and others on behalf of individual owners.
Dividend Information

Historically, we have not declared a dividend on our ordinary shares. Our strategy is to retain earnings and invest distributions from our operating subsidiaries into our business. However, we may re-evaluate this strategy from time to time based on overall market conditions and other factors. Any payment of dividends must be approved by our Board. Furthermore, our ability to pay dividends is subject to certain restrictions.3,4
Issuer Purchases of Equity Securities

The following table provides information about ordinary shares acquired by the Company during the three months ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Dollar Value) of Shares that May Yet be Purchased Under the Program(1)
				(in millions of U.S. dollars)
Beginning dollar amount available to be repurchased				$95
October 1, 2022 - October 31, 2022	—	$—	—	—
November 1, 2022 - November 30, 2022	—	$—	—	—
December 1, 2022 - December 31, 2022	—	$—	—	—
	—		—	$95
(1) In May 2022, our Board authorized the repurchase of up to $200 million of our ordinary shares (the “2022 Repurchase Program”), which is effective through May 5, 2023. As of December 31, 2022, the remaining capacity under the 2022 Repurchase Program was $95 million.
3 Described in Note 24 to our consolidated financial statements, which is incorporated herein by reference.
4 For information on dividends on our preferred shares refer to Note 19 to our consolidated financial statements.
Enstar Group Limited | 2022 Form 10-K                 43

Performance Graph

The following performance graph compares the cumulative total return on our ordinary shares with the cumulative total return on the S&P 500 Index and the S&P Property & Casualty Insurance Index for the period that commenced December 31, 2017 and ended on December 31, 2022.
The performance graph shows the value as of December 31 of each calendar year of $100 invested on December 31, 2017 in our ordinary shares, and the indices listed above, assuming the reinvestment of dividends. Returns have been weighted to reflect relative market capitalization. This information is not necessarily indicative of future returns.

Comparison of 5 Year Cumulative Total Return
$250
$225
$200
$175
$150
$125
$100
$75
2017
2018
2019
2020
2021
2022
Enstar (1)
S&P 500 Index (1)
S&P Property & Casualty Index (1)

	Indexed Returns (2) for Years Ended December 31,
	2017	2018	2019	2020	2021	2022
Enstar (1)	100.00	83.47	103.04	102.06	123.33	115.09
S&P 500 Index (1)	100.00	95.62	125.72	148.85	191.58	156.88
S&P Property & Casualty Index (1)	100.00	95.31	119.97	128.31	153.05	181.93
(1) Source: S&P Global Market Intelligence
(2) $100 invested on December 31, 2017 in stock or index, including reinvestment of dividends.

Enstar Group Limited | 2022 Form 10-K                 44

Item 7 | Management Discussion and Analysis | Operational Highlights

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

Enstar Group Limited | 2022 Form 10-K                 45

Item 7 | Management Discussion and Analysis | Operational Highlights

Operational Highlights

Our consolidated results for the year ended December 31, 2022 reflect our continued progress on providing capital release solutions to our clients by acquiring and managing their run-off portfolios.
During 2022 we:
Assumed $3.9 billion of Loss Reserves from Run-off Transactions, including $3.1 billion from Aspen

•In May 2022, we completed a loss portfolio transfer (“LPT”) transaction with Aspen Insurance Holdings Limited (“Aspen”) with respect to $3.1 billion of net loss reserves, subject to a limit of $3.6 billion. Our existing ADC with Aspen, which had acquired reserves of $782 million and closed in June 2020, was absorbed into this LPT.
As a result of this LPT transaction, we assumed an incremental $1.9 billion of net loss reserves with a diverse mix of property, liability and specialty lines of business, in exchange for incremental premium of $1.8 billion5, and assumed claims control.
•In August 2022, we closed a LPT transaction with Probitas Managing Agency Limited (“Probitas”) and assumed $61 million of net loss reserves with respect to the 2018 and prior year of account exposures of Probitas’ managed Syndicate 1492 which cover general liability and financial risks underwritten worldwide. The LPT converted into a reinsurance to close (“RITC”) effective January 1, 2023 following regulatory approvals.
•In November 2022, we closed a LPT transaction with a wholly owned subsidiary of Argo Group International Holdings, Ltd. (“Argo”) covering a number of its direct U.S. casualty insurance portfolios, including construction, for accident years 2011 to 2019.
At closing, we assumed $718 million of Argo’s net loss reserves in exchange for premium of $631 million, and recorded $93 million of DCA.
Substantially Completed the Unwind of Enhanzed Re’s Reinsurance Transactions

•In June 2022, Enhanzed Re paid a $200 million dividend, of which $150 million was retained by the Company, and $50 million was paid to Allianz SE (“Allianz”) in respect of its ownership interest in Enhanzed Re.
•Following the completion of our strategic review of Enhanzed Re earlier this year, in August 2022, we entered into a Master Agreement with Allianz through which we agreed to a series of transactions6 that allowed us to unwind the Enhanzed Re reinsurance transactions in an orderly manner.
•Enhanzed Re completed and recognized the following transactions during the year ended December 31, 2022:
◦Commuted the catastrophe reinsurance business with Allianz, resulting in the recognition of a favorable commutation gain of $59 million; and
◦Repaid the $70 million, in aggregate principal, of subordinated notes issued by Enhanzed Re to an affiliate of Allianz.
•In November 2022, Enhanzed Re completed a novation of the reinsurance closed block of life annuity policies to Monument Re Limited (“Monument Re”). We settled the life liabilities and the related assets at carrying value in return for cash consideration as of the closing date. As at September 30, 2022, the carrying value of the life liabilities and related assets was $1.2 billion and $980 million, respectively, which would be recorded as $328 million7 of other income if measured as of this date.
◦Our net earnings attributable to Enstar will be reduced by the amount attributable to Allianz’s 24.9% noncontrolling interest in Enhanzed Re at the time of the transaction and a portion of our other income recorded will be subject to deferral over the expected settlement period for the life annuity policies to
5 Refer to “New Business” section for further details.
6 Refer to Note 1 to our consolidated financial statements for further details.
7The $328 million of other income will consist of the gain or loss on the novation transaction and the impact of the realization of AOCI relating to the adoption of the LDTI standard which was retrospectively applied as of the January 1, 2023 adoption date. Refer to Note 2 to our consolidated financial statements for further details.
Enstar Group Limited | 2022 Form 10-K                 46

Item 7 | Management Discussion and Analysis | Consolidated Results of Operations

account for our pre-existing 20% ownership interest in Monument Re, resulting in an expected overall increase in our first quarter 2023 net earnings of $197 million from the novation.
◦Activity for the period from October 1, 2022 to November 7, 2022 will impact the amount of other income and net earnings recorded.
•On December 28, 2022, Enhanzed Re repurchased the entire 24.9% ownership interest Allianz held in Enhanzed Re for $174 million. The purchase price will be subject to a post-closing adjustment based on the final net book value of Enhanzed Re as of December 31, 2022. Following the completion of this transaction, Enhanzed Re became a wholly-owned subsidiary of Enstar.
•The final impact of the novation and the share repurchase will be reflected in our first quarter 2023 results, as we report the results of Enhanzed Re on a one quarter reporting lag.
Executed Capital Transactions

•We completed a $500 million junior subordinated notes offering in January 2022, the net proceeds of which were primarily used to fund the payment at maturity of the outstanding $280 million aggregate principal amount of our senior notes, which matured in March 2022.
•We repurchased 697,580 voting ordinary shares during the year ended December 31, 2022 for an aggregate $163 million, representing an average price per share of $233.92. During the year ended December 31, 2022, we utilized $105 million of the $200 million authorized under the 2022 Repurchase Program and the remaining $59 million authorized under the 2021 Repurchase Program to repurchase our ordinary shares. There were no share repurchases during the three months ended December 31, 2022.

Enstar Group Limited | 2022 Form 10-K                 47

Item 7 | Management Discussion and Analysis | Consolidated Results of Operations

Consolidated Results of Operations - For the Years Ended December 31, 2022, 2021 and 2020

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
•Total investment return (“TIR”), which measures the rate of return we obtain, both realized and unrealized, on our investments; and
•Run-off liability earnings (“RLE”) and RLE %, which measure both the dollar amount of prior period development we achieve on managing our acquired portfolios (RLE) and the percentage rate of return we obtain on managing our run-off liabilities by dividing our prior period net incurred losses and LAE by our average net loss reserves (RLE %).
We amended our calculation of TIR to include the unrealized gains (losses), net of reclassification adjustments and excluding foreign exchange on our AFS securities, included within other comprehensive income (“OCI”). We believe this represents a better measure of “total” investment return, and eliminates the discrepancy between the numerator and denominator, whereby the fair value of AFS securities includes any unrealized gains (losses) in AOCI. The change in the calculation was applied to all periods presented herein.
Effective December 31, 2022, we voluntarily changed our accounting policy for calculating the amortization of our DCAs and retrospectively applied this change to all applicable prior period financial statement information. As of January 1, 2020, the cumulative effect of this change resulted in a $158 million increase to retained earnings. The favorable impacts to net earnings for the years ended December 31, 2022, 2021 and 2020 were $163 million, $65 million and $4 million, respectively.
We regard DCA as an adjustment to the liabilities that we acquire and record at book value. As a result, DCA reflects the time value of money difference between the premium received and liabilities recorded. As a result of the change:
•We no longer adjust DCA amortization as if any change in ultimates losses were known on inception; and
•We have removed DCA amortization from our measures of RLE and RLE % as we now view DCA as a separate overall cost of the acquisition of the contract. The change in the calculation was applied to all prior periods presented herein.
Further information on this change in accounting principle can be found in Note 2 and Note 9 to our consolidated financial statements.
Enstar Group Limited | 2022 Form 10-K                 48

Item 7 | Management Discussion and Analysis | Consolidated Results of Operations

The following table sets forth certain consolidated financial information for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	$ / pp Change		2020	$ / pp Change
	(in millions of U.S. dollars)
Underwriting Results
Net premiums earned	$66	$245	$(179)		$572	$(327)
Net incurred losses and LAE
Current period	48	172	(124)		405	(233)
Prior Period	(756)	(403)	(353)		(32)	(371)
Total net incurred losses and LAE	(708)	(231)	(477)		373	(604)
Policyholder benefit expenses	25	(3)	28		—	(3)
Amortization of net deferred charge assets	80	55	25		39	16
Acquisition costs	23	57	(34)		171	(114)

Investment Results
Net investment income	$455	$312	143		$303	9
Net realized (losses) gains	(135)	(61)	(74)		19	(80)
Net unrealized (losses) gains	(1,479)	178	(1,657)		1,623	(1,445)
(Loss) earnings from equity method investments	(74)	93	(167)		239	(146)

General and administrative expenses	$331	$367	(36)		$502	(135)

NET (LOSS) EARNINGS	$(945)	$553	(1,498)		$1,731	(1,178)

NET (LOSS) EARNINGS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(906)	$502	(1,408)		$1,723	(1,221)

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ENSTAR	$(1,429)	$440	(1,869)		$1,832	(1,392)

GAAP measures:
BVPS	$246.20	$329.20	$(83.00)		$293.97	$35.23
ROE	(15.6)%	7.9%	(23.5)	pp	38.4%	(30.5)	pp
RLE %	6.3%	3.9%	2.4	pp	0.4%	3.5	pp
TIR %	(9.0)%	2.0%	(11.0)	pp	14.6%	(12.6)	pp

Non-GAAP measures:
Adjusted BVPS*	$243.09	$323.43	$(80.34)		$288.56	$34.87
Adjusted ROE*	(1.1)%	10.1%	(11.2)	pp	41.9%	(31.8)	pp
Adjusted RLE % *	3.9%	3.6%	0.3	pp	3.5%	0.1	pp
Adjusted TIR %*	(0.2)%	3.6%	(3.8)	pp	12.4%	(8.8)	pp
pp - Percentage point(s)
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.
Overall Results
Year Ended December 31, 2022 versus 2021:
Net loss attributable to Enstar ordinary shareholders was $906 million for the year ended December 31, 2022, which compares to net income of $502 million from 2021, as a result of:
•Negative investment results (sum of net investment income, net realized (losses) gains, net unrealized (losses) gains and (loss) earnings for equity method investments) of $1.2 billion compared to favorable investment results of $522 million for the year ended December 31, 2021, primarily driven by:
Enstar Group Limited | 2022 Form 10-K                 49

Item 7 | Management Discussion and Analysis | Consolidated Results of Operations

◦Net realized and unrealized losses of $1.6 billion, primarily related to fixed income assets, for the year ended December 31, 2022, compared to net gains of $117 million for the year ended December 31, 2021. Rising interest rates across U.S., U.K. and European markets, in addition to widening investment grade credit spreads led to the net losses on our fixed income securities, and global equity market declines and widening high yield and leveraged loan credit spreads led to the net losses on our other investments, including equities.
◦Losses from equity method investments of $74 million compared to earnings of $93 million for the year ended December 31, 2021 further contributed to the decrease in our earned investment returns, primarily as a result of recognizing a $52 million other-than-temporary impairment relating to the carrying value of one of our equity method investments and consolidating Enhanzed Re effective September 1, 2021. Prior to that date, the results of Enhanzed Re were recorded in earnings from equity method investments within the Investments segment. Our earnings relating to Enhanzed Re prior to the consolidation in 2021 were $82 million.
◦This was partially offset by an increase in net investment income of $143 million due to investment of new premium, reinvestment of maturing investments at higher yields and fixed income securities with floating rates which reset at higher rates of interest income.
•A net gain on purchase and sales of subsidiaries of $73 million in 2021, primarily driven by the bargain purchase gain recognized on the step acquisition of Enhanzed Re and a net gain on sales of subsidiaries of $26 million.
•Lower net earned premiums of $179 million, partially due to placing our Starstone International business into run-off in mid-2020.
This was partially offset by:
•Reduced total expenses of $477 million as a result of the combination of:
◦Reductions of $124 million in current period net incurred losses and LAE and $34 million in acquisition costs as a result of largely exiting or placing into run-off our active underwriting platforms, including StarStone International;
◦An increase in favorable development in net incurred losses and LAE for prior periods of $353 million, primarily driven by a change in fair value of our 2017 and 2018 portfolios where we elected the fair value option and reductions in estimates of net ultimate losses. This resulted in RLE of 6.3% in 2022 in comparison to RLE of 3.9% in 2021; in addition to
◦A reduction of $36 million in general and administrative expenses primarily driven by reductions to long-term incentive plan costs and a decrease in IT costs as a result of reduced project activity, partially offset by the absence of a proportional reduction in accrued performance-based costs which were recorded in the comparative period.
The above factors contributed to our 2022 net loss of $945 million as compared to 2021 net earnings of $553 million.
Comprehensive loss attributable to Enstar was $1.4 billion for the year ended December 31, 2022, as compared to comprehensive income of $440 million for the year ended December 31, 2021. The variance was primarily due to an increase in unrealized losses on our fixed income securities, AFS, as a result of rising interest rates. The unrealized losses on our fixed income securities, AFS, combined with our investment results, contributed to an unfavorable TIR of (9.0)% in 2022, in comparison to a TIR of 2.0% in 2021.
BVPS decreased by 25.2% primarily as a result of comprehensive loss attributable to Enstar of $1.4 billion.
As a result of the current period net loss and comprehensive loss attributable to Enstar described above, our ROE decreased by 23.5 pp.

Enstar Group Limited | 2022 Form 10-K                 50

Item 7 | Management Discussion and Analysis | Key Performance Measures

Year Ended December 31, 2021 versus 2020:
Net earnings attributable to Enstar ordinary shareholders decreased by $1.2 billion from $1.7 billion in 2020 to $502 million in 2021, as a result of:
•Reduced investment results of $1.7 billion, driven by significant outperformance by our investments in 2020, during which period we had net unrealized gains of $1.6 billion not repeated in 2021. In 2021, we redeemed and liquidated the InRe Fund, which provided $1.2 billion of unrealized gains in 2020, and our other investments, including equities, were impacted by reduced U.S. and Chinese equity market returns combined with rising interest rates.
•Lower net premiums earned of $327 million, primarily relating to our legacy underwriting business which we exited in 2020. In 2021, we continued to earn premium from our Run-off segment relating to our AmTrust RITC transactions and StarStone International business, which was put into run-off effective June 2020 and transferred to the Run-off segment effective January 1, 2021.
•Decreased other income of $98 million, primarily from reduced favorable experience with our defendant A&E liabilities.
This was partially offset by:
•The net gain on purchase and sales of subsidiaries of $73 million, which was driven by a bargain purchase gain associated with our step acquisition of Enhanzed Re.
•Reduced total expenses of $858 million as a result of the combination of:
◦the exit of our legacy underwriting businesses resulting in a reduction of $349 million in current period net incurred losses and LAE, $138 million in acquisition costs and $148 million in general and administrative costs within the Legacy Underwriting segment; in addition to
◦an increase in favorable development in net incurred losses and LAE of $371 million, primarily driven by a change in fair value of our 2017 and 2018 portfolios where we elected the fair value option. This improved our RLE to 3.9% in 2021 compared to 0.4% in 2020.
The reductions in income and operating expenses described above resulted in a $1.2 billion decrease in net earnings from $1.7 billion to $553 million.
Comprehensive income attributable to Enstar decreased by $1.4 billion from $1.8 billion in 2020 to $440 million in 2021 due an increase in unrealized losses on our fixed income securities, AFS as a result of rising interest rates. The unrealized losses on our fixed income securities, AFS, combined with the unfavorable movement in our investment results, contributed to our TIR of 2.0% for 2021 which was significantly lower than our TIR of 14.6% for 2020.
BVPS increased by 12.0% as a result of repurchasing 18.6% of our ordinary shares at a 24.0% discount to book value, combined with comprehensive income attributable to Enstar of $440 million for 2021.
Overall, our ROE decreased by 30.5 pp.

Enstar Group Limited | 2022 Form 10-K                 51

Item 7 | Management Discussion and Analysis | Key Performance Measures

Overall Measures of Performance

BVPS and Adjusted BVPS*

BVPS and Adjusted BVPS* decreased by 25.2% and 24.8%, respectively, from December 31, 2021 to December 31, 2022, primarily due to realized and unrealized investment losses of $1.8 billion (recorded through the income statement and other comprehensive income) for the year ended December 31, 2022.

ROE and Adjusted ROE*

2022 versus 2021
ROE decreased by 23.5 pp primarily due to the components in the following diagram:
Adjusted ROE* decreased by 11.2 pp, as it excludes the impact of net realized and unrealized losses on fixed income securities.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.

Enstar Group Limited | 2022 Form 10-K                 52

Item 7 | Management Discussion and Analysis | Key Performance Measures

2021 versus 2020
ROE decreased by 30.5 pp primarily due to the components in the following diagram:
Adjusted ROE* decreased by 31.8 pp, as the impact of excluding the favorable change in the interest rate components of the valuation of liabilities for which we have elected the fair value option offset the exclusion of the unfavorable impact of net realized and unrealized losses on fixed income securities.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.
We discuss the results of our operations by aggregating certain captions from our consolidated statements of earnings, as we believe it provides a more meaningful view of our results and eliminates repetition that would arise if captions were discussed on an individual basis.
In order to facilitate discussion, we have grouped the following captions:
•Underwriting results: includes net premiums earned, net incurred losses and LAE, policyholder benefit expenses and acquisition costs.
•Investment results: includes net investment income, net realized (losses) gains, net unrealized (losses) gains (recorded through the income statement and other comprehensive income) and (losses) earnings from equity method investments.
•General and administrative results: includes general and administrative expenses.
Enstar Group Limited | 2022 Form 10-K                 53

Item 7 | Management Discussion and Analysis | Key Performance Measures

Underwriting Results

Our strategy is focused on effectively managing (re)insurance portfolios underwritten in previous years that we assume through our provision of capital release solutions and acquisition of portfolios and businesses in run-off.
Although we have largely exited our active underwriting platforms, we still record net premiums earned and the associated current period net incurred losses and LAE and acquisition costs as a result of the run-off of unearned premiums from transactions completed in recent years.
Premiums earned in the Run-off segment are generally offset by the related current period net incurred losses and LAE and acquisition costs.
The components of underwriting results for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022					2021
	Run-off	Assumed Life	Legacy Underwriting	Corporate and other	Total	Run-off	Assumed Life	Legacy Underwriting	Corporate and other	Total
	(in millions of U.S. dollars)
Net premiums earned	$40	$17	$9	$—	$66	$182	$5	$58	$—	$245
Net incurred losses and LAE:
Current period	44	—	4	—	48	144	2	26	—	172
Prior periods	(486)	(55)	3	(218)	(756)	(338)	—	(6)	(59)	(403)
Total net incurred losses and LAE	(442)	(55)	7	(218)	(708)	(194)	2	20	(59)	(231)
Policyholder benefit expenses	—	25	—	—	25	—	(4)	—	1	(3)
Acquisition costs	22	—	1	—	23	44	—	13	—	57
Underwriting results	$460	$47	$1	$218	$726	$332	$7	$25	$58	$422

	2020
	Run-off	Legacy Underwriting	Corporate and other	Total
	(in millions of U.S. dollars)
Net premiums earned	$59	$513	$—	$572
Net incurred losses and LAE:
Current period	30	375	—	405
Prior periods	(175)	(4)	147	(32)
Total net incurred losses and LAE	(145)	371	147	373
Acquisition costs	20	151	—	$171
Underwriting results	$184	$(9)	$(147)	$28
Enstar Group Limited | 2022 Form 10-K                 54

Item 7 | Management Discussion and Analysis | Key Performance Measures

Current Period
The current period underwriting results from our (re)insurance operations include net earned premiums that have been declining as a result of our transition away from active underwriting activities.
The reductions in net premiums earned and current period net incurred losses and LAE were driven by reduced levels of activity arising from our exit of our active underwriting platforms beginning in 2020.
For the year ended December 31, 2022, we earned premium from our StarStone International business and from our Assumed Life segment. In comparison, our 2021 and 2020 earned premium was primarily driven by StarStone International and AmTrust RITC business, which was entered into in 2019.
Prior Periods - RLE
The following tables summarize RLE, RLE %, Adjusted RLE* and Adjusted RLE %* by acquisition year for the years ended December 31, 2022, 2021 and 2020, which management believes is useful in measuring and monitoring performance of our claims management activity on the portfolios that we have acquired. This permits comparability between acquisition years of different loss reserve volumes.
Refer to the table below for a summary of RLE and Adjusted RLE* for the year ended December 31, 2022:

	2022
	RLE			Adjusted RLE*
Acquisition Year	RLE / PPD	Average net loss reserves	RLE %	Adjusted RLE / PPD*	Average adjusted net loss reserves*	Adj RLE* %
	(in millions of U.S. dollars)
2012 and prior	$15	$549	2.7%	$27	$615	4.4%
2013	(1)	186	(0.5)%	2	41	4.9%
2014	30	765	3.9%	15	82	18.3%
2015	12	312	3.8%	13	319	4.1%
2016	14	731	1.9%	22	808	2.7%
2017	183	745	24.6%	30	905	3.3%
2018	58	913	6.4%	19	985	1.9%
2019	59	1,156	5.1%	54	1,685	3.2%
2020	(120)	719	(16.7)%	(120)	720	(16.7)%
2021	435	3,861	11.3%	356	4,443	8.0%
2022	71	2,032		71	2,033
Total	$756	$11,969	6.3%	$489	$12,636	3.9%
Enstar Group Limited | 2022 Form 10-K                 55

Item 7 | Management Discussion and Analysis | Key Performance Measures

2022:
Our RLE % was positively impacted by a net reduction in estimates of net ultimate losses of $403 million, a reduction of $200 million in the fair value of liabilities for which we have elected the fair value option and a $135 million reduction in provisions for ULAE.
We recorded:
Favorable RLE of $160 million in acquisition years 2019 and 2021 on our ADC contracts where our cedants have experienced continued favorable ground-up performance.
Favorable RLE in the 2017 acquisition year was driven predominantly by a reduction in the fair value of liabilities for which we have elected the fair value option.
Favorable RLE in the 2018 acquisition year was driven by favorable claims activity from major claims reviews on our professional indemnity/directors and officers and marine, aviation and transit lines of business for our Lloyd’s syndicate books combined with a reduction in the fair value of liabilities where we have elected the fair value option.
Favorable RLE in the 2019 acquisition year was driven by continued favorable experience in an ADC contract.
Unfavorable RLE in the 2020 acquisition year was adversely impacted by general casualty liabilities where we experienced additional claim reporting latency and unexpected increased severity on a small number of large New York Labor Law claims, which resulted in increased overall ultimate loss estimates on one portfolio. In addition, we experienced higher than expected claims severity, primarily on older liabilities, and slower than expected claim settlement rates related to our ride share motor portfolio. This was partially offset by favorable development on other portfolios.
Favorable RLE in the 2021 acquisition year was driven by continued favorable experience in our workers’ compensation portfolios, which benefited from lower severity trends on certain existing claims, reduced levels of expected frequency of claims for excess workers’ compensation risks, favorable claim settlements, and accelerated and favorable claim settlement patterns on certain portfolios. In addition, we recorded favorable development on an ADC contract where the cedants have experienced continued favorable ground-up performance. We also recorded favorable claim activity on the Assumed Life segment catastrophe book, combined with the recognition of a gain on commutation of the catastrophe reinsurance business of $59 million.
Favorable RLE in the 2022 acquisition year was primarily driven by a portfolio where our initial estimate of claims handling costs (or ULAE) were reduced, as we achieved better than expected current and future cost economies of scale on this transaction.
Our Adjusted RLE %* was positively impacted by the net reduction in estimates of net ultimate losses relating to the Run-off segment, as described above. It excludes the impact of the changes in the discount rate upon the fair value of liabilities where we have elected the fair value option and the amortization of fair value adjustments relating to purchased subsidiaries.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.

Enstar Group Limited | 2022 Form 10-K                 56

Item 7 | Management Discussion and Analysis | Key Performance Measures

Refer to the table below for a summary of RLE and Adjusted RLE* for the year ended December 31, 2021:

	2021
	RLE			Adjusted RLE*
Acquisition Year	RLE / PPD	Average net loss reserves	RLE %	Adjusted RLE / PPD*	Average adjusted net loss reserves*	Adjusted RLE* %
	(in millions of U.S. dollars)
2012 and prior	$34	$558	6.1%	$39	$633	6.2%
2013	9	133	6.8%	3	58	5.2%
2014	25	945	2.6%	30	102	29.4%
2015	21	370	5.7%	22	378	5.8%
2016	10	815	1.2%	8	894	0.9%
2017	89	1,006	8.8%	34	1,069	3.2%
2018	45	1,208	3.7%	38	1,237	3.1%
2019	47	1,320	3.6%	92	1,871	4.9%
2020	(27)	1,845	(1.5)%	(27)	1,845	(1.5)%
2021	150	2,144	7.0%	142	2,368	6.0%
Total	$403	$10,344	3.9%	$381	$10,455	3.6%
2021:
Overall, RLE % and Adjusted RLE* % were primarily driven by net favorable actual claims experience compared with our expected claims trends. This was notable in the 2012 and prior, 2017 and 2018 acquisition years.
RLE was positively impacted by a net reduction in estimates of net ultimate losses of $281 million, a reduction of $75 million in the fair value of liabilities for which we have elected the fair value option and a $63 million reduction in provisions for ULAE.
Adjusted RLE* excludes the impact of the changes in the discount rate upon the fair value of liabilities where we have elected the fair value option, the impact of changes in ULAE and the amortization of fair value adjustments relating to purchased subsidiaries.
Other notable events within our acquisition years were:
Adjusted RLE* for our 2019 acquisition year had lower than expected asbestos related claim frequency related to our defendant A&E liabilities. RLE and RLE % does not include the impact of changes to our defendant A&E liabilities.
Our 2020 acquisition year had adverse development on our motor book offset by favorable development in other portfolios relating to the 2018 and 2019 accident years.
Acquisition year 2021 experienced favorable claim activity in our professional indemnity/directors and officers and motor lines of business relative to expectations at take-on.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | 2022 Form 10-K                 57

Item 7 | Management Discussion and Analysis | Key Performance Measures

Refer to the table below for a summary of RLE and Adjusted RLE* for the year ended December 31, 2020:

	2020
	RLE			Adjusted RLE*
Acquisition Year	RLE / PPD	Average net loss reserves	RLE %	Adjusted RLE / PPD*	Average adjusted net loss reserves*	Adjusted RLE* %
	(in millions of U.S. dollars)
2012 and prior	$44	$674	6.5%	$51	$756	6.7%
2013	16	$174	9.2%	9	73	12.3%
2014	1	1,064	0.1%	3	111	2.7%
2015	20	451	4.4%	21	463	4.5%
2016	21	915	2.3%	36	999	3.6%
2017	(50)	1,108	(4.5)%	39	1,178	3.3%
2018	18	1,459	1.2%	69	1,504	4.6%
2019	33	1,495	2.2%	130	2,034	6.4%
2020	(71)	1,011	(7.0)%	(71)	1,011	(7.0)%
Total	$32	$8,351	0.4%	$287	$8,129	3.5%
2020:
Overall, RLE % and Adjusted RLE* % were primarily driven by a mix of favorable and unfavorable actual claims experience compared with our expected claims trends. Our experience was notably favorable in our 2012 and prior, 2016, 2017 and 2018 acquisition years, offset by adverse development in our 2020 acquisition year as detailed below.
RLE was adversely impacted by an increase of $119 million in 2020 relating to the change in the discount rate component of the fair value of liabilities for which we have elected the fair value option in the 2017 and 2018 acquisition years as a result of decreases in interest rates, which was offset by a net reduction in estimates of net ultimate losses of $130 million and a $49 million reduction in provisions for ULAE.
Other notable events within our acquisition years were:
Adjusted RLE* for our 2016 and 2019 acquisition years were favorably impacted by lower than expected asbestos related claim frequency related to our defendant A&E liabilities. RLE and RLE % does not include the impact of changes to our defendant A&E liabilities.
Our 2017 and 2018 acquisition years had favorable development on losses relating primarily to older accident years on asbestos related claims and reduced asbestos related claim frequency, partially offset by the adverse impact on RLE % of changes in the discount rate component of the fair value of liabilities for which we have elected the fair value option.
Our 2020 acquisition year was driven by adverse development on the motor book, offset by favorable development in other portfolios relating to older accident years.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.

Enstar Group Limited | 2022 Form 10-K                 58

Item 7 | Management Discussion and Analysis | Key Performance Measures

Investment Results

We strive to structure our investment holdings and the duration of our investments in a manner that recognizes our liquidity needs, including our obligation to pay losses and future policyholder benefit expenses.
The components of our investment results split between our fixed income assets (which includes our short-term and fixed maturity investments classified as trading and AFS, funds held-directly managed, cash and cash equivalents, including restricted cash and cash equivalents, and funds held by reinsured companies, collectively our “Fixed Income” assets) and other investments (which includes equities and equity method investments, collectively our “Other Investments”) for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022			2021			2020
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$373	$82	$455	$239	$73	$312	$256	$47	$303
Net realized (losses) gains	(111)	(24)	(135)	(4)	(57)	(61)	18	1	19
Net unrealized (losses) gains	(1,070)	(409)	(1,479)	(206)	384	178	288	1,335	1,623
Earnings (losses) from equity method investments	—	(74)	(74)	—	93	93	—	239	239
Other comprehensive income:
Unrealized (losses) gains on fixed income securities, AFS, net of reclassification adjustments excluding foreign exchange	(570)	—	(570)	(100)	—	(100)	70	—	70
TIR ($)	$(1,378)	$(425)	$(1,803)	$(71)	$493	$422	$632	$1,622	$2,254
TIR %	(9.3)%	(8.2)%	(9.0)%	(0.5)%	8.8%	2.0%	5.7%	36.9%	14.6%
Adjusted TIR %*	2.3%	(8.2)%	(0.2)%	1.6%	8.8%	3.6%	2.4%	36.9%	12.4%
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.
Net Investment Income
2022 versus 2021: Net investment income increased primarily due to:
•an increase in our average aggregate fixed income assets of $1.2 billion due to new business acquired during 2022 and late 2021; and
•an increase in our book yield of 63 basis points due to a combination of investment of new premium and reinvestment of fixed income securities at higher yields and the impact of rising short-term interest rates on the $2.9 billion of our fixed income securities that are subject to floating interest rates. Our floating rate investments generated increased net investment income of $59 million, which equates to an increase of 195 basis points on those investments in comparison to the prior year.
2021 versus 2020: Net investment income increased primarily due to:
•an increase in our average aggregate fixed income assets of $4.2 billion due to new business during 2021; partially offset by
Enstar Group Limited | 2022 Form 10-K                 59

Item 7 | Management Discussion and Analysis | Key Performance Measures

•a decrease in the investment yield primarily due to time required to invest premium from 2021 transactions.
Net Realized and Unrealized (Losses) Gains included in Comprehensive Income

(in millions of U.S. dollars)
$70
$1,623
$19
$178
$(100)
$(61)
$(135)
$(1,479)
$(570)
2022
2021
2020
Net realized (losses) gains
Net unrealized (losses) gains
Net unrealized (losses) gains on fixed income securities, AFS

2022 versus 2021: The negative variance of $2.2 billion when comparing net realized and unrealized losses in 2022 to net realized losses and net unrealized gains in 2021 was the result of:
•an increase in net realized and unrealized losses on fixed income assets, including OCI of $1.4 billion, primarily driven by more than 270 basis points of rising interest rates across U.S., U.K. and European markets, in addition to widening of investment-grade credit spreads through 2022; and
•net realized and unrealized losses on other investments, including equities, of $433 million compared to net gains of $327 million in 2021. The unfavorable variance of $760 million was primarily driven by:
◦losses from our public equities, fixed income funds, CLO equities and hedge funds in 2022, largely as a result of global equity market declines and the widening of high yield and leveraged loan credit spreads; in comparison to
◦net realized and unrealized gains recognized in 2021 in our fixed income funds, public equity, private equity CLO equities, private debt and real estate holdings, driven by the tightening of high yield and loan spreads and rallies in global equity markets.
2021 versus 2020: Net realized and unrealized gains decreased primarily due to:
•net realized and unrealized losses on fixed income assets, including OCI of $310 million in 2021 compared to net realized annualized gains, including OCI of $376 million in the prior year, a negative variance of $686 million, which was primarily driven by rising interest rates across U.S., U.K. and European markets, partially offset by a tightening in credit spreads; and
•a decrease in net realized and unrealized gains on other investments, including equities, of $1.0 billion or 75.5%, from the prior year. This was primarily driven by:
◦net realized and unrealized losses of $58 million in the InRe Fund primarily due to the deterioration of global and Chinese equity markets through the second half of 2021, including Chinese American Depository Receipts (“ADRs”), to which the fund had exposure; partially offset by
Enstar Group Limited | 2022 Form 10-K                 60

Item 7 | Management Discussion and Analysis | Key Performance Measures

◦net realized and unrealized gains of $327 million in our public equity, private equity and CLO equities, driven by tightening of high yield and loan spreads and rallies in global equity markets.
◦This was in comparison to net realized and unrealized gains of $1.3 billion recognized in 2020, mainly driven by unrealized gains of $1.2 billion relating to the InRe Fund.
Earnings (losses) from equity method investments
Effective September 1, 2021, Enhanzed Re was consolidated by us8. Prior to that date, the results of Enhanzed Re were recorded in earnings (losses) from equity method investments on a one quarter lag.
2022 versus 2021: The negative variance of $167 million when comparing losses in 2022 from equity method investments to earnings in 2021 was primarily due to:
•our acquisition of the controlling interest in and subsequent consolidation of Enhanzed Re in 2021 (which included $82 million of equity method earnings prior to its consolidation in September 2021); and
•recognizing a $52 million other-than-temporary impairment to the carrying value of one of our equity method investments.
The consolidated net loss from Enhanzed Re was $235 million for the year ended December 31, 2022, driven by unrealized investment losses which compared to the $82 million from Enhanzed Re that was included in equity method investment earnings in 2021.
2021 versus 2020: Earnings from equity method investments decreased, primarily due to:
•a reduction in Enhanzed Re earnings, primarily driven by catastrophe losses from the European storms, German floods and worsening of COVID-19 claims sustained in the second quarter of 2021 for which our share of losses was $35 million, partially offset by significant net realized and unrealized gains on investments in the last quarter of 2020; and
•a reduction in Monument Re earnings as a result of a decrease in bargain purchase gains relative to the comparative period.

8 Refer to Note 4 to the consolidated financial statements for further information.
Enstar Group Limited | 2022 Form 10-K                 61

Item 7 | Management Discussion and Analysis | Key Performance Measures

Investable Assets
The below charts are in billions of U.S. dollars

•Investable assets decreased by 10.0% from December 31, 2021 to December 31, 2022, primarily due to a decline in the carrying value of our fixed income assets and other investments, including equities, and due to assets used to support net paid losses, partially offset by assets assumed from new transactions during the year.
•Adjusted investable assets* decreased by 1.2% from December 31, 2021 to December 31, 2022, as a result of a decline in the carrying value of our other investments, including equities, and the impact of net paid losses, partially offset by assets assumed from new transactions during the year.
•Cash and cash equivalents decreased by $762 million from December 31, 2021 to December 31, 2022, primarily as a result of the redeployment of a portion of the InRe Fund redemptions to other investments, including equities.

*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measures.
Duration and average credit rating
The fair value, duration and average credit rating by segment is as follows:

	2022			2021
Segment	Fair Value ($) (1)	Average Duration (in years) (2)	Average Credit Rating (3)	Fair Value ($) (1)	Average Duration (in years) (2)	Average Credit Rating (3)
Investments
Run-off	$9,871	4.02	A+	$12,680	4.54	A+
Assumed Life	908	8.90	A-	1,454	14.62	A-
Total - Investments	10,779	4.44	A+	14,134	5.69	A+
Legacy Underwriting	179	2.26	AA-	212	2.37	AA-
Total	$10,958	4.40	A+	$14,346	5.72	A+
(1) The fair value of our fixed income securities and cash and cash equivalents by segment does not include the carrying value of cash and cash equivalents within our funds held-directly managed portfolios.
(2) The average duration calculation includes cash and cash equivalents, short-term investments and fixed income securities, as well as the fixed income securities and cash and cash equivalents within our funds held-directly managed portfolios.
(3) The average credit ratings calculation includes cash and cash equivalents, short-term investments, fixed income securities and the fixed income securities within our funds held - directly managed portfolios.
The overall decrease in the balance of our fixed income securities and cash and cash equivalents of $3.4 billion for the year ended December 31, 2022 was driven by the redeployment of a portion of the InRe Fund redemptions from cash and cash equivalents to other investments, including equities, the recognition of net unrealized losses on our fixed income securities as described above and the impact of net paid losses.
As of both December 31, 2022 and 2021, our fixed income securities and cash and cash equivalents had an average credit quality rating of A+ .
As of December 31, 2022 and 2021, our fixed income securities that were non-investment grade (i.e. rated lower than BBB- and non-rated securities) comprised 6.5% and 5.6% of our total fixed income securities portfolio,
Enstar Group Limited | 2022 Form 10-K                 62

Item 7 | Management Discussion and Analysis | New Business

respectively. The increase in non-investment grade fixed income securities was driven by the redeployment of a portion of the InRe Fund redemptions to higher-yielding fixed income securities during the year.
General and administrative expenses

2022 to 2021: The $36 million decrease in general and administrative expenses was driven by reductions in professional fees and salaries and benefits expenses, driven by a reduction in variable incentive plan results. This was partially offset by an increase in accrued short term incentives.
2021 to 2020: The $135 million decrease in general and administrative expenses was primarily driven by the decision to place StarStone International in run-off and the sale of Atrium. There was an additional decrease in salaries and benefits expenses due to reductions in performance-based salaries and benefits costs and lower headcount.
Enstar Group Limited | 2022 Form 10-K                 63

Item 7 | Management Discussion and Analysis | Non-GAAP Financial Measures

New Business

We define new business as material transactions, which generally take the form of reinsurance or direct business transfers, or business acquisitions.
When we acquire new business through reinsurance or direct business transfers, the liabilities we assume typically exceed the fair value of the assets we receive. This is generally due to the future earnings expected on the assets.
The difference between the liabilities assumed and the assets acquired is recorded as a DCA or DGL, which is then amortized over the expected settlement period. As such, the performance of the new business is assessed over time by comparing the net of investment income, loss reserve development and amortization of the DCA or DGL.
The table below sets forth a summary of new business that we have completed between January 1, 2022 and December 31, 2022:

Transaction	Total Assets Assumed	DCA (1)	Total Assets from Transactions	Total Liabilities from Transactions	Type of Transaction	Remaining Limit upon Acquisition	Line of Business	Jurisdiction
	(in millions of U.S. dollars)
Aspen (2)	$1,824	$47	$1,871	$1,871	LPT	$537	Property, liability and specialty lines	U.S., U.K. and Europe
Probitas	60	1	61	61	LPT(3)	No limit	General casualty, financial and property lines	U.K. and international
Argo (4)	631	93	724	724	LPT	$66	General casualty, construction defect, and professional indemnity lines	U.S.
Total 2022	$2,515	$141	$2,656	$2,656
(1) Where the estimated ultimate losses payable exceed the premium consideration received at the inception of the agreement, a DCA is recorded.
(2) We agreed to assume $3.1 billion of net loss reserves, subject to a limit of $3.6 billion. Pursuant to terms of the contract, the amount of net loss reserves assumed, in addition to the premium consideration provided in the LPT agreement, were adjusted for the original ADC cash premium of $770 million as well as claims paid between October 1, 2021 and May 20, 2022 and other contractual obligations totaling $394 million.
(3) The LPT converted into a RITC transaction effective January 1, 2023, following regulatory approval.
(4) The amount of net loss reserves assumed were adjusted for claims paid between January 1, 2022 and October 31, 2022. Total liabilities assumed is comprised of $718 million of net loss reserves and $6 million of other liabilities.

Enstar Group Limited | 2022 Form 10-K                 64

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
Some of the adjustments reflected in our non-GAAP measures are recurring items, such as the exclusion of adjustments to net realized and unrealized (gains)/losses on fixed income securities recognized in our income statement, the fair value of certain of our loss reserve liabilities for which we have elected the fair value option, and the amortization of fair value adjustments.
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
Similarly, our non-GAAP measures reflect the exclusion of certain items that we deem to be nonrecurring, unusual or infrequent when the nature of the charge or gain is such that it is not reasonably likely that such item may recur within two years, nor was there a similar charge or gain in the preceding two years. This includes adjustments related to bargain purchase gains on acquisitions of businesses, net gains or losses on sales of subsidiaries, net assets of held for sale or disposed subsidiaries classified as discontinued operations, and other items that we separately disclose.
We have changed our non-GAAP measures in 2022 as follows:
•The opening GAAP balances of our 2021 and 2020 Adjusted BVPS*, Adjusted ROE* and Adjusted RLE* measures have been retrospectively adjusted for a change in accounting principle9.
•We no longer remove ULAE from our Adjusted RLE and RLE % calculations as our estimate of future claims handling costs is connected to our claims settlement strategies and outcomes and the RLE measures now reflect the direct and indirect performance of the management of our liabilities.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.

9 Refer to the “Consolidated Results of Operations” section for a more detailed description of the change in accounting principle.
Enstar Group Limited | 2022 Form 10-K                 65

Item 7 | Management Discussion and Analysis | Non-GAAP Financial Measures

The results and GAAP reconciliations for these measures are set forth after the following table, which presents more information on each non-GAAP measure.

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

We eliminate the impact of net realized and unrealized (gains) losses on fixed maturity investments and funds-held directly managed and the change in fair value of insurance contracts for which we have elected the fair value option, as:
•we typically hold most of our fixed income securities until the earlier of maturity or the time that they are used to fund any settlement of related liabilities which are generally recorded at cost; and
•removing the fair value option improves comparability since there are limited acquisition years for which we elected the fair value option.

Therefore, we believe that excluding their impact on our earnings improves comparability of our core operational performance across periods.

We include fair value adjustments as non-GAAP adjustments to the adjusted operating income (loss) attributable to Enstar ordinary shareholders as they are non-cash charges that are not reflective of the impact of our claims management strategies on our loss portfolios.

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
-net realized and unrealized (gains) losses on fixed maturity investments and funds held-directly managed,
-change in fair value of insurance contracts for which we have elected the fair value option (1),
-amortization of fair value adjustments,
-net gain/loss on purchase and sales of subsidiaries (if any),
-net earnings from discontinued operations (if any),
-tax effects of adjustments, and
-adjustments attributable to noncontrolling interests

Adjusted opening Enstar ordinary shareholders' equity (denominator)
Opening Enstar ordinary shareholders' equity, less:
-net unrealized gains (losses) on fixed maturity investments and funds held-directly managed,
-fair value of insurance contracts for which we have elected the fair value option (1),
-fair value adjustments, and
-net assets of held for sale or disposed subsidiaries classified as discontinued operations (if any)

Enstar Group Limited | 2022 Form 10-K                 66

Item 7 | Management Discussion and Analysis | Non-GAAP Financial Measures

Non-GAAP Measure	Definition	Purpose of Non-GAAP Measure over GAAP Measure
Adjusted run-off liability earnings (%)	Adjusted PPD divided by average adjusted net loss reserves
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

The following components of periodic recurring net incurred losses and LAE and net loss reserves are not considered key components of our claims management performance for the following reasons:

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

We include our performance in managing claims and estimated future expenses on our defendant A&E liabilities because such performance is relevant to assessing our claims management strategies even though such liabilities are not included within the loss reserves.

We use this measure to assess the performance of our claim strategies and part of the performance assessment of our past acquisitions.

Adjusted prior period development (numerator)
Prior period net incurred losses and LAE, adjusted to:
Remove(3):
-Legacy Underwriting and Assumed Life operations,
-amortization of fair value adjustments,
-change in fair value of insurance contracts for which we have elected the fair value option (1),
and
Add:
-the reduction/(increase) in estimates of net ultimate liabilities and reduction in estimated future expenses of our defendant A&E liabilities.

Adjusted net loss reserves (denominator)
Net losses and LAE, adjusted to:
Remove(3):
-Legacy Underwriting and Assumed Life net loss reserves,
-current period net loss reserves,
-net fair value adjustments associated with the acquisition of companies,
-the fair value adjustments for contracts for which we have elected the fair value option (1) and
Add:
-net nominal defendant A&E liability exposures and estimated future expenses

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

We adjust our investment returns to eliminate the impact of the change in fair value of fixed income securities (both credit spreads and interest rates), as we typically hold most of these investments until the earlier of maturity or used to fund any settlement of related liabilities which are generally recorded at cost.

Adjusted total investment return ($) (numerator)
Total investment return (dollars), adjusted for:
-net realized and unrealized (gains) losses on fixed maturity investments and funds held-directly managed; and
-unrealized (gains) losses on fixed income securities, AFS included within OCI, net of reclassification adjustments and excluding foreign exchange.

Adjusted average aggregate total investable assets (denominator)	Total average investable assets, adjusted for: -net unrealized (gains) losses on fixed income securities, AFS included within AOCI -net unrealized (gains) losses on fixed income securities, trading
(1)     Comprises the discount rate and risk margin components.
(2)     As described in Note 5 to our consolidated financial statements.
(3)     Effective for 2022, we are no longer excluding ULAE as it relates to our losses and LAE liabilities and are now including estimated future expenses as it relates to our defendant A&E liabilities in the calculation of Adjusted RLE*, as these provisions are related to our insurance liabilities and contribute to our claims management performance. The comparative periods in 2021 and 2020 have been adjusted accordingly.
Enstar Group Limited | 2022 Form 10-K                 67

Item 7 | Management Discussion and Analysis | Non-GAAP Financial Measures

Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of BVPS to Adjusted BVPS* as of December 31, 2022, 2021 and 2020:

	2022			2021			2020
	Equity (1)	Ordinary Shares	Per Share Amount	Equity (1)	Ordinary Shares	Per Share Amount	Equity (1)	Ordinary Shares	Per Share Amount
	(in millions of U.S. dollars, except share and per share data)
Book value per ordinary share	$4,191	17,022,420	$246.20	$5,813	17,657,944	$329.20	$6,326	21,519,602	$293.97
Non-GAAP adjustment:
Share-based compensation plans		218,171			315,205			298,095
Warrants	—	—		—	—		20	175,901
Adjusted book value per ordinary share*	$4,191	17,240,591	$243.09	$5,813	17,973,149	$323.43	$6,346	21,993,598	$288.56
(1) Equity comprises Enstar ordinary shareholders' equity, which is calculated as Enstar shareholders' equity less preferred shares ($510 million as of each of December 31, 2022, 2021 and 2020), prior to any non-GAAP adjustments.
*Non-GAAP measure.
The table below presents a reconciliation of ROE to Adjusted ROE* for the years ended December 31, 2022, 2021 and 2020:

	2022			2021			2020
	Net (loss) earnings (1)	Opening equity (1)	(Adj) ROE	Net (loss) earnings (1)	Opening equity (1)	(Adj) ROE	Net (loss) earnings (1)	Opening equity (1)	(Adj) ROE
	(in millions of U.S. dollars)
Net (loss) earnings/Opening equity/ROE (1)	$(906)	$5,813	(15.6)%	$502	$6,326	7.9%	$1,723	$4,490	38.4%
Non-GAAP adjustments:
Net realized and unrealized losses (gains) on fixed maturity investments and funds held - directly managed / Unrealized (losses) gains on fixed maturity investments and funds held - directly managed (2)	1,181	(89)		210	(560)		(306)	(277)
Change in fair value of insurance contracts for which we have elected the fair value option / Fair value of insurance contracts for which we have elected the fair value option (3)	(200)	(107)		(75)	(33)		119	(130)
Amortization of fair value adjustments / Fair value adjustments	(18)	(106)		16	(128)		27	(152)
Net gain on purchase and sales of subsidiaries	—	—		(73)	—		(3)	—
Net earnings from discontinued operations / Net assets of entities classified as held for sale and discontinued operations	—	—		—	—		(16)	(266)
Tax effects of adjustments (4)	(7)	—		(21)	—		23	—
Adjustments attributable to noncontrolling interest (5)	(111)	—		6	—		13	109
Adjusted net (loss) earnings/Adjusted opening equity/Adjusted ROE*	$(61)	$5,511	(1.1)%	$565	$5,605	10.1%	$1,580	$3,774	41.9%
(1) Net (loss) earnings comprises net (loss) earnings attributable to Enstar ordinary shareholders, prior to any non-GAAP adjustments. Opening equity comprises Enstar ordinary shareholders' equity, which is calculated as opening Enstar shareholders' equity less preferred shares ($510 million as of each of December 31, 2021, 2020 and 2019), prior to any non-GAAP adjustments.
(2) Represents the net realized and unrealized gains and losses related to fixed income securities. Our fixed income securities are held directly on our balance sheet and also within the "Funds held - directly managed" balance10.
10 Refer to Note 6 to our consolidated financial statements for further details on our net realized and unrealized gains and losses.
Enstar Group Limited | 2022 Form 10-K                 68

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
*Non-GAAP measure.
The below tables present a reconciliation of PPD to Adjusted PPD* and RLE to Adjusted RLE*:

	Year Ended	As at December 31,			Year Ended
	2022	2022	2021	2022	2022
	PPD	Net loss reserves	Net loss reserves	Average net loss reserves	RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/RLE	$756	$12,011	$11,926	$11,969	6.3%
Non-GAAP Adjustments:
Net loss reserves - current period	—	(45)	—	(23)
Assumed Life	(55)	—	(181)	(91)
Legacy Underwriting	3	(135)	(153)	(144)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	(18)	124	106	115
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	(200)	294	107	201
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	2	572	573	573
Reduction in estimated future expenses - defendant A&E / Estimated future expenses - defendant A&E	1	35	37	37
Adjusted PPD/Adjusted net loss reserves/Adjusted RLE*	$489	$12,856	$12,415	$12,636	3.9%

	Year Ended	As at December 31,			Year Ended
	2021	2021	2020	2021	2021
	PPD	Net loss reserves	Net loss reserves	Average net loss reserves	RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/RLE	$403	$11,926	$8,763	$10,344	3.9%
Non-GAAP Adjustments:
Net loss reserves - current period	—	(143)	—	(72)
Assumed Life	—	(179)	—	(90)
Legacy Underwriting	(6)	(140)	(955)	(548)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	16	106	128	117
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	(75)	107	33	70
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	38	573	615	594
Reduction in estimated future expenses - defendant A&E / Estimated future expenses - defendant A&E	5	37	43	40
Adjusted PPD/Adjusted net loss reserves/Adjusted RLE*	$381	$12,287	$8,627	$10,455	3.6%
Enstar Group Limited | 2022 Form 10-K                 69

Item 7 | Management Discussion and Analysis | Non-GAAP Financial Measures

	Year Ended	As at December 31,			Year Ended
	2020	2020	2019	2020	2020
	PPD	Net loss reserves	Net loss Reserves	Average net loss reserves	RLE %
	(in millions of U.S. dollars)
PPD/Net loss reserves/RLE	$32	$8,763	$7,941	$8,352	0.4%
Non-GAAP Adjustments:
Net loss reserves - current period	—	(273)	—	(137)
Legacy Underwriting	(4)	(702)	(1,184)	(943)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	28	128	152	140
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	119	33	130	82
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	103	615	561	588
Reduction in estimated future expenses - defendant A&E / Estimated future expenses - defendant A&E	9	43	52	48
Adjusted PPD/Adjusted net loss reserves/Adjusted RLE*	$287	$8,607	$7,652	$8,129	3.5%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.
Enstar Group Limited | 2022 Form 10-K                 70

Item 7 | Management Discussion and Analysis | Other Financial Measures

The table below presents a reconciliation of our TIR to our Adjusted TIR* for the years ended December 31, 2022, 2021 and 2020:

	2022			2021			2020
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$373	$82	$455	$239	$73	$312	$256	$47	$303
Net realized (losses) gains	(111)	(24)	(135)	(4)	(57)	(61)	18	1	19
Net unrealized (losses) gains	(1,070)	(409)	(1,479)	(206)	384	178	288	1,335	1,623
Earnings from equity method investments	—	(74)	(74)	—	93	93	—	239	239
Other comprehensive income:
Unrealized (losses) gains on fixed income securities, AFS, net of reclassification adjustments excluding foreign exchange	(570)	—	(570)	(100)	—	(100)	70	—	70
TIR ($)	$(1,378)	$(425)	$(1,803)	$(71)	$493	$422	$632	$1,622	$2,254

Non-GAAP adjustments:
Net realized and unrealized losses (gains) on fixed maturity investments and funds held-directly managed	1,181	—	1,181	210	—	210	(306)	—	(306)
Unrealized (losses) gains on fixed income securities, AFS, net of reclassification adjustments excluding foreign exchange	570	—	570	100	—	100	(70)	—	(70)
Adjusted TIR ($)*	$373	$(425)	$(52)	$239	$493	$732	$256	$1,622	$1,878

Total investments	$9,685	$4,943	$14,628	$12,254	$5,022	$17,276	$9,319	$5,938	$15,257
Cash and cash equivalents, including restricted cash and cash equivalents	1,330	—	1,330	2,092	—	2,092	1,373	—	1,373
Funds held by reinsured companies	3,582	—	3,582	2,340	—	2,340	636	—	636
Total investable assets	$14,597	$4,943	$19,540	$16,686	$5,022	$21,708	$11,328	$5,938	$17,266

Average aggregate invested assets, at fair value (1)	14,891	5,188	20,079	15,250	5,590	20,840	11,046	4,397	15,443
TIR %	(9.3)%	(8.2)%	(9.0)%	(0.5)%	8.8%	2.0%	5.7%	36.9%	14.6%
Non-GAAP adjustment:
Net unrealized (gains) on fixed income securities, AFS included within AOCI and net unrealized (gains) on fixed income securities, trading	1,827	—	1,827	(89)	—	(89)	(560)	—	(560)
Adjusted investable assets*	$16,424	$4,943	$21,367	$16,597	$5,022	$21,619	$10,768	$5,938	$16,706

Adjusted average aggregate invested assets, at fair value (2)	$15,977	$5,188	$21,165	$14,971	$5,590	$20,561	$10,756	$4,397	$15,153
Adjusted TIR %*	2.3%	(8.2)%	(0.2)%	1.6%	8.8%	3.6%	2.4%	36.9%	12.4%
(1) This amount is a five period average of the total investable assets, as presented above, and is comprised of amounts disclosed in our quarterly and annual U.S. GAAP consolidated financial statements.
(2) This amount is a five period average of the Adjusted investable assets*, as presented above.
*Non-GAAP measure.

Enstar Group Limited | 2022 Form 10-K                 71

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
The following table provides the calculation of our TIR by segment for the years ended December 31, 2022, 2021 and 2020:

	2022			2021			2020
	Investments	Legacy Underwriting	Total	Investments	Legacy Underwriting	Total	Investments	Legacy Underwriting	Total
	(in millions of U.S. dollars)
Net investment income:
Fixed income securities	$380	$9	$389	$273	$3	$276	$243	$25	$268
Cash and restricted cash	8	1	9	—	—	—	2	2	4
Other investments, including equities	82	—	82	73	—	73	39	8	47
Less: Investment expenses	(25)	—	(25)	(37)	—	(37)	(14)	(2)	(16)
Net investment income	$445	$10	$455	$309	$3	$312	$270	$33	$303
Net realized (losses) gains:
Fixed income securities	$(111)	$—	$(111)	$(4)	$—	$(4)	$16	$2	$18
Other investments, including equities	(24)	—	(24)	(57)	—	(57)	1	—	1
Net realized (losses) gains	$(135)	$—	$(135)	$(61)	$—	$(61)	$17	$2	$19
Net unrealized (losses) gains:
Fixed income securities	(1,060)	(10)	(1,070)	(203)	(3)	(206)	284	4	288
Other investments, including equities	(409)	—	(409)	384	—	384	1,327	8	1,335
Net unrealized (losses) gains	$(1,469)	$(10)	$(1,479)	$181	$(3)	$178	$1,611	$12	$1,623
(Losses) earnings from equity method investments	(74)	—	(74)	93	—	93	239	—	239
Other comprehensive (loss) income:
Unrealized (losses) gains on fixed income securities, AFS, net of reclassification adjustments excluding foreign exchange	(570)	—	(570)	(100)	—	(100)	67	3	70
TIR ($)	$(1,803)	$—	$(1,803)	$422	$—	$422	$2,204	$50	$2,254

Fixed maturity and short-term investments, trading and AFS and funds held - directly managed	$9,472	$159	$9,631	$12,072	$182	$12,254	$8,669	$650	$9,319
Other assets included within funds held - directly managed	54	—	54	201	—	201	15	—	15
Equities	1,250	—	1,250	1,995	—	1,995	774	73	847
Other investments	3,282	14	3,296	2,319	14	2,333	4,146	98	4,244
Equity method investments	397	—	397	493	—	493	597	235	832
Total investments	$14,455	$173	$14,628	$17,080	$196	$17,276	$14,201	$1,056	$15,257
Cash and cash equivalents, including restricted cash and cash equivalents	1,310	20	1,330	2,062	30	2,092	1,112	261	1,373
Funds held by reinsured companies	3,560	22	3,582	2,306	34	2,340	554	82	636
Total investable assets	$19,325	$215	$19,540	$21,448	$260	$21,708	$15,867	$1,399	$17,266

Average aggregate invested assets, at fair value (1)	$19,861	$218	$20,079	$20,594	$246	$20,840	$13,982	$1,461	$15,443
TIR % (2)	(9.1)%	—%	(9.0)%	2.0%	—%	2.0%	15.8%	3.4%	14.6%

Income from fixed income assets (3)	388	10	398	273	3	276	245	27	272
Average aggregate fixed income assets, at cost (3)(4)	15,904	214	16,118	14,733	231	14,964	9,508	1,246	10,754
Investment book yield (5)	2.44%	4.67%	2.47%	1.85%	1.30%	1.84%	2.58%	2.17%	2.53%
(1) This amount is a five period average of the total investable assets, as presented above, and is comprised of amounts disclosed in our quarterly and annual U.S. GAAP consolidated financial statements.
(2) Total investment return % is calculated by dividing total investment return ($) by average aggregate invested assets, at fair value.
(3) Fixed income assets include fixed income securities and cash and restricted cash, and funds held by reinsured companies.
(4) These amounts are an average of the amounts disclosed in our quarterly and annual U.S. GAAP consolidated financial statements.
(5) Investment book yield % is calculated by dividing income from fixed income assets by average aggregate fixed income assets, at cost.
Enstar Group Limited | 2022 Form 10-K                 72

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Run-off Segment

Results of Operations by Segment - For the Years Ended December 31, 2022, 2021 and 2020

Our business is organized into four reportable segments: (i) Run-off; (ii) Assumed Life; (iii) Investments; and (iv) Legacy Underwriting. In addition, our corporate and other activities, which do not qualify as an operating segment, includes income and expense items that are not directly attributable to our reportable segments11.
The following is a discussion of our results of operations by segment.
11 For a description of our segments and our corporate and other activities, see "Item 1. Business - Operating Segments" and "Corporate and Other" below, respectively.
Enstar Group Limited | 2022 Form 10-K                 73

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Run-off Segment

Run-off Segment

The following is a discussion and analysis of the results of operations for our Run-off segment.

	2022	2021	Change	2020	Change
INCOME	(in millions of U.S. dollars)
Net premiums earned	$40	$182	$(142)	$59	$123
Other income:
Reduction in estimates of net ultimate defendant A&E liabilities - prior periods	2	38	(36)	103	(65)
Reduction in estimated future defendant A&E expenses	1	5	(4)	9	(4)
All other income	19	30	(11)	20	10
Total other income	22	73	(51)	132	(59)
Total income	62	255	(193)	191	64

EXPENSES
Net incurred losses and LAE:
Current period	44	144	(100)	30	114
Prior period	(486)	(338)	(148)	(175)	(163)
Total net incurred losses and LAE	(442)	(194)	(248)	(145)	(49)
Acquisition costs	22	44	(22)	20	24
General and administrative expenses	143	188	(45)	173	15
Total expenses	(277)	38	(315)	48	(10)

SEGMENT NET EARNINGS	$339	$217	$122	$143	$74
2022 versus 2021: Net earnings from our Run-off segment increased by $122 million, primarily due to:
•A $148 million increase in favorable PPD, driven by a $78 million increase in the reduction in estimates of net ultimate losses.
◦Results for the year ended December 31, 2022 were driven by favorable development of $318 million on our workers’ compensation line of business as a result of favorable claim settlements, most notably in the 2017 to 2021 acquisition years. We also had favorable development of $56 million on our marine, aviation and transit lines of business relating to the 2014, 2018 and 2019 acquisition years as a result of favorable experience across a variety of claim types; partially offset by
◦Adverse development on our general casualty and motor lines of business of $57 million and $74 million, respectively, most notably impacting the 2020 acquisition year, as a result of worse than expected claims experience, adverse development on claims and higher than expected claims severity.
◦Results for the year ended December 31, 2021 were primarily related to favorable development on our workers’ compensation, property and marine, aviation and transit lines of business as a result of better than expected claims experience and favorable results from actuarial reviews, partially offset by adverse development on our general casualty line of business due to an increase in opioid exposure and increased expectations of latent claims and a lengthening of the payment pattern related to our 2019 acquisition year.
•A decrease in general and administrative expenses of $45 million, primarily driven by a continued decrease in salaries and benefits and other costs following our exit of our StarStone business beginning in 2020 and a reduction in IT costs as a result of reduced project activity; partially offset by
•A reduction in other income of $51 million, primarily driven by lower favorable prior period development related to our defendant A&E liabilities; and
•Reductions in net premiums earned that were greater than the reductions in current period net incurred losses and LAE and acquisition costs, following our exit of our StarStone International business beginning in 2020.
Enstar Group Limited | 2022 Form 10-K                 74

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Assumed Life Segment

2021 versus 2020: Net earnings from our Run-off segment increased by $74 million, primarily due to:
•Net premiums earned increased by $123 million from StarStone International business and new business transactions executed in recent periods. Net premiums earned of $182 million included $106 million of premiums from StarStone International, which was transferred into the Run-off Segment on January 1, 2021, whereas net premiums earned in 2020 were primarily related to AmTrust RITC transactions assumed in 2019.
•Net incurred losses and LAE decreased by $49 million due to a $163 million increase in favorable PPD partially offset by an increase in current period losses of $114 million due to the transfer of the StarStone International business from the Legacy Underwriting segment on January 1, 2021.
•The $163 million increase in favorable PPD primarily consists of:
◦$51 million increase in favorable development on the workers’ compensation line of business in 2021 as a result of reduced claims activity, favorable settlements on open claims and the completion of commutations;
◦$105 million reduction in adverse development on the motor line of business compared to 2020. 2020 was impacted by higher than expected severity in respect of a recently assumed LPT;
◦$41 million increase in favorable development on the construction defect line of business in 2021; and
◦$82 million increase in favorable development on the property and other lines of business in 2021.
This favorable prior period developments were partially offset by;
•$142 million increases in prior period estimates of net ultimate losses in our general casualty line of business due to an increase in opioid exposure and greater than expected adverse development.
In addition:
•Other income decreased by $59 million primarily driven by lower favorable prior period development related to our defendant A&E liabilities; and
•Acquisition costs increased by $24 million primarily due to the transfer of StarStone International from the Legacy Underwriting segment on January 1, 2021.
Enstar Group Limited | 2022 Form 10-K                 75

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Investments Segment

Assumed Life Segment

On September 1, 2021, we purchased an additional 27.7% in Enhanzed Re, a company that was previously accounted for as an equity method investment, and increased our ownership to 75.1%. We have consolidated it as of September 1, 2021 and record the results on a one quarter lag.
On December 31, 2022, we repurchased the remaining 24.9% in Enhanzed Re from Allianz12.
The Assumed Life segment consists of life and property aggregate excess of loss (catastrophe) business. The catastrophe business was not renewed for 2022. During the third quarter of 2022, we entered into a Master Agreement with Allianz through which we agreed to a series of transactions that will allow us to unwind Enhanzed Re in an orderly manner. For the year ended December 31, 2022 we have:
•Commuted the catastrophe reinsurance business with Allianz; and
•Closed an agreement in November 2022 to novate our reinsurance closed block of life annuity policies to Monument Re.
We expect to record the results of the novation of the life business and the acquisition of the remaining ownership interest in Enhanzed Re in the first quarter of 2023.
Given our rationalization of the Enhanzed Re reinsurance business, we renamed the segment from Enhanzed Re to Assumed Life during the third quarter of 2022. We may leverage this segment for any future potential assumed life business transactions if and when they occur.
The following is a discussion and analysis of the results of operations for our Assumed Life segment.

	2022	2021	Change
	(in millions of U.S. dollars)
INCOME
Net premiums earned	$17	$5	$12
Total income	17	5	12

EXPENSES
Net incurred losses and LAE:
Current period	—	2	(2)
Prior period	(55)	—	(55)
Total net incurred losses and LAE	(55)	2	(57)
Policyholder benefit expenses	25	(4)	29
General and administrative expenses	7	1	6
Total expenses	(23)	(1)	(22)

SEGMENT NET EARNINGS	$40	$6	$34

Overall Results
Segment earnings increased by $34 million, primarily due to:
•A decrease in net incurred losses and LAE, as a result of favorable claim activity and the recognition of a $26 million gain on commutation13, both related to the catastrophe reinsurance business with Allianz; and
•An increase in net premiums earned on the life reinsurance business and in-force catastrophe reinsurance treaties; partially offset by
•An increase in policyholder benefit expenses.
12 Refer to Note 26 to the consolidated financial statements for further information.
13 We recognized a net gain on commutation of $59 million, of which $33 million related to the accelerated amortization of the risk margin fair value adjustment liability originally recorded upon acquisition of Enhanzed Re’s catastrophe reinsurance business, and is included in amortization of fair value adjustments in our Corporate and Other activities.
Enstar Group Limited | 2022 Form 10-K                 76

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Investments Segment

Investments Segment

The following is a discussion and analysis of the results of operations for our Investments segment.

	2022	2021	Change	2020	Change
INCOME	(in millions of U.S. dollars)
Net investment income:
Fixed income securities	$380	$273	$107	$243	$30
Cash and restricted cash	8	—	8	2	(2)
Other investments, including equities	82	73	9	39	34
Less: Investment expenses	(25)	(37)	12	(14)	(23)
Total net investment income	445	309	136	270	39
Net realized (losses) gains:
Fixed income securities	(111)	(4)	(107)	16	(20)
Other investments, including equities	(24)	(57)	33	1	(58)
Total net realized (losses) gains	(135)	(61)	(74)	17	(78)
Net unrealized (losses) gains:
Fixed income securities	(1,060)	(203)	(857)	284	(487)
Other investments, including equities	(409)	384	(793)	1,327	(943)
Total net unrealized (losses) gains	(1,469)	181	(1,650)	1,611	(1,430)
Total income	(1,159)	429	(1,588)	1,898	(1,469)

EXPENSES
General and administrative expenses	37	37	—	35	2
Total expenses	37	37	—	35	2

Earnings (losses) from equity method investments	(74)	93	(167)	239	(146)
SEGMENT NET (LOSS) EARNINGS	$(1,270)	$485	$(1,755)	$2,102	$(1,617)

Overall Results
2022 versus 2021: Net loss from our Investments segment was $1.3 billion compared to net earnings of $485 million in 2021. The unfavorable movement of $1.8 billion was primarily due to:
•An increase in net realized and unrealized losses on our fixed income securities of $964 million, driven by rising interest rates and widening of investment grade credit spreads;
•Net realized and unrealized losses on our other investments, including equities, of $433 million, in comparison to gains of $327 million in 2021. The unfavorable variance of $760 million was primarily driven by negative performance from our public equities, CLO equities and hedge funds as a result of significant volatility in global equity markets and widening high yield credit spreads; and
•Losses from equity method investments of $74 million, in comparison to earnings of $93 million in 2021, primarily due to the recognition of an other-than-temporary impairment to the carrying value of one of our equity method investments and our acquisition of the controlling interest in Enhanzed Re, effective September 1, 2021. Prior to that date, the results of Enhanzed Re were recorded in earnings from equity method investments. Our consolidated net loss from Enhanzed Re for the year ended December 31, 2022 was $235 million which compared to $82 million from Enhanzed Re that was included in equity method investment earnings in 2021; partially offset by
•An increase in our net investment income of $136 million, which is primarily due to the investment of new premium and reinvestment of fixed income securities at higher yields and the impact of rising interest rates on the $2.9 billion of our fixed income securities that are subject to floating interest rates. Our floating rate
Enstar Group Limited | 2022 Form 10-K                 77

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Investments Segment

investments generated increased net investment income of $59 million, which equates to an increase of 195 basis points on those investments in comparison to 2021.
Total investment losses on the fixed income securities that support our Enhanzed Re life reinsurance business for the years ended December 31, 2022 and 2021 were $304 million and $17 million, respectively.
2021 versus 2020: Net earnings from our Investments segment decreased by $1.6 billion primarily as a result of decreases in net realized and unrealized gains of $1.5 billion. The decrease is largely a result of 2021 net realized and unrealized losses of $58 million related to the InRe Fund, in comparison to net unrealized gains of $1.2 billion in 2020, and 2021 net realized and unrealized losses on our fixed income securities of $207 million, in comparison to net realized and unrealized gains of $300 million in 2020.
Total Investments
Fixed income securities
Refer to the below tables for the fair value, duration, and credit rating of our fixed income securities by business:

	2022
	Run-off				Assumed Life (1)				Total	Total %
	Fair Value	%	Duration (years) (2)	Credit Rating (2)	Fair Value	%	Duration (years) (2)	Credit Rating (2)
	(in millions of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and AFS and funds held - directly managed
U.S. government & agency	$496	5.2%	5.9	AAA	$—	—%	n/a	n/a	$496	5.2%
U.K. government	81	0.9%	6.5	AA-	—	—%	n/a	n/a	81	0.9%
Other government	289	3.1%	6.0	AA-	134	1.4%	10.3	BBB+	423	4.5%
Corporate	5,031	53.0%	5.6	A-	188	2.0%	6.7	BBB+	5,219	55.0%
Municipal	201	2.1%	7.9	AA-	—	—%	n/a	n/a	201	2.1%
Residential mortgage-backed	536	5.7%	4.6	AA+	—	—%	n/a	n/a	536	5.7%
Commercial mortgage-backed	1,021	10.8%	2.1	AA	—	—%	n/a	n/a	1,021	10.8%
Asset-backed	909	9.6%	0.5	A+	—	—%	n/a	n/a	909	9.6%
Structured products	—	—%	n/a	n/a	586	6.2%	9.7	A	586	6.2%
	$8,564	90.4%	4.6	A	$908	9.6%	9.2	A-	$9,472	100.0%
(1) Investments under the Assumed Life caption comprise those that support our life reinsurance business.
(2) The average duration and average credit rating calculations include short-term investments, fixed maturities and the fixed maturities within our funds held-directly managed portfolios at December 31, 2022 and 2021.
Enstar Group Limited | 2022 Form 10-K                 78

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Investments Segment

	2021
	Run-off				Assumed Life (1)
	Fair Value	%	Duration (years) (2)	Credit Rating (2)	Fair Value	%	Duration (years) (2)	Credit Rating (2)	Total	Total %
	(in millions of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and AFS and funds held - directly managed
U.S. government & agency	$737	6.1%	6.4	AAA	$—	—%	n/a	n/a	$737	6.1%
U.K. government	82	0.7%	9.8	AA-	—	—%	n/a	n/a	82	0.7%
Other government	387	3.2%	6.8	AA	228	1.9%	12.1	BBB	615	5.1%
Corporate	6,532	54.1%	6.4	A-	193	1.6%	6.7	A-	6,725	55.7%
Municipal	272	2.3%	9.2	AA-	—	—%	n/a	n/a	272	2.3%
Residential mortgage-backed	597	4.9%	2.8	AA+	—	—%	n/a	n/a	597	4.9%
Commercial mortgage-backed	1,074	8.9%	3.1	AA+	—	—%	n/a	n/a	1,074	8.9%
Asset-backed	937	7.8%	0.3	AA-	—	—%	n/a	n/a	937	7.8%
Structured products	—	—%	n/a	n/a	1,033	8.5%	19.2	A-	1,033	8.5%
Total	$10,618	88.0%	5.4	A	1,454	12.0%	16.4	A-	$12,072	100.0%
(1) Investments under the Assumed Life caption comprise those that support our life reinsurance business.
(2) The average duration and average credit ratings calculation includes short-term investments, fixed maturities and the fixed maturities within our funds held - directly managed portfolios at December 31, 2022 and 2021.
The overall decrease in the balance of our fixed income securities of $2.6 billion for the year ended December 31, 2022 was primarily driven by the recognition of net unrealized losses on our fixed income securities and assets used to support net paid losses during the period, partially offset by assets assumed from net transactions during the year.
Other investments, including equities
Refer to the below table for the composition of our other investments, including equities:

	2022			2021
	Run-off	Assumed Life	Total	Run-off	Total
	(in millions of U.S. dollars)
Equities
Publicly traded equities	$385	$—	$385	$281	$281
Exchange-traded funds	507	—	507	1,342	1,342
Privately held equities	358	—	358	372	372
Total	$1,250	$—	$1,250	$1,995	$1,995

Other investments
Hedge funds	$549	$—	$549	$291	$291
Fixed income funds	533	14	547	559	559
Equity funds	3	—	3	5	5
Private equity funds	1,282	—	1,282	752	752
CLO equities	148	—	148	161	161
CLO equity funds	203	—	203	207	207
Private credit funds	362	—	362	275	275
Real estate debt fund	202	—	202	69	69
Total	$3,282	$14	$3,296	$2,319	$2,319
Our equities decreased by $745 million and our other investments increased by $977 million compared to the prior year, primarily due to the redeployment from exchange-traded funds into various non-core asset strategies, in line with our strategic asset allocation. The balances of both equities and other investments were negatively impacted by net unrealized losses during the period.
Enstar Group Limited | 2022 Form 10-K                 79

Item 7 | Management Discussion and Analysis | Results of Operations by Segment | Legacy Underwriting Segment

Equity Method Investments
Refer to the below table for a summary of our equity method investments, which does not include those investments we have elected to measure under the fair value option:

	2022			2021			2020
	Ownership %	Carrying Value	Earnings (losses) from Equity Method Investments	Ownership %	Carrying Value	Earnings (losses) from Equity Method Investments	Earnings from Equity Method Investments
	(in millions of U.S. dollars)
Enhanzed Re	—%	$—	$—	—%	$—	$82	$147
Citco (1)	31.9%	60	5	31.9%	56	4	2
Monument Re (2)	20.0%	110	(65)	20.0%	194	14	88
Core Specialty	19.9%	211	(14)	24.7%	225	(6)	—
Other	27.0%	16	—	27.0%	18	(1)	2
		$397	$(74)		$493	$93	$239
(1) We own 31.9% of the common shares in HH CTCO Holdings Limited which in turn owns 15.4% of the convertible preferred shares, amounting to a 6.2% interest in the total equity of Citco III Limited ("Citco").
(2) We own 20.0% of the common shares in Monument Re as well as preferred shares which have a fixed dividend yield and whose balance is included in the investment amount.
Carrying Value
The carrying value of our equity method investments decreased from December 31, 2021 as a result of recognizing a $52 million other-than-temporary impairment in one of our equity method investments. Unfavorable cumulative translation adjustments of $16 million due to the strengthening of the U.S. dollar against the Euro, relating primarily to our investment in Monument Re whose reporting currency is the Euro, further contributed to the decrease in the carrying value of our equity method investments for the year ended December 31, 2022.
Earnings (Losses) from Equity Method Investments
We recognized losses from equity method investments in 2022, in comparison to earnings in 2021, primarily due the other-than-temporary impairment charge and our acquisition of the controlling interest in Enhanzed Re, effective September 1, 2021. Prior to that date, the results of Enhanzed Re were recorded in earnings from equity method investments.
Our earnings from equity method investments decreased from 2020 to 2021, due to reductions in both Enhanzed Re and Monument Re earnings. The reduction in Enhanzed Re earnings was primarily driven by catastrophe losses, partially offset by significant investment gains in the last quarter of 2020. The reduction in Monument Re earnings was as a result of a decrease in bargain purchase gains in 2021 in comparison to 2020.
Enstar Group Limited | 2022 Form 10-K                 80

Item 7 | Management Discussion and Analysis | Corporate and Other

Legacy Underwriting Segment

The following is a discussion and analysis of the results of operations for our Legacy Underwriting segment.

	2022	2021	Change	2020	Change
INCOME	(in millions of U.S. dollars)
Net premiums earned	$9	$58	$(49)	$513	$(455)
Net investment income	10	3	7	33	(30)
Net realized gains	—	—	—	2	(2)
Net unrealized (losses) gains	(10)	(3)	(7)	12	(15)
Other income (expenses)	1	(15)	16	27	(42)
Total income	10	43	(33)	587	(544)

EXPENSES
Net incurred losses and LAE
Current Period	4	26	(22)	375	(349)
Prior Period	3	(6)	9	(4)	(2)
Total net incurred losses and LAE	7	20	(13)	371	(351)
Acquisition costs	1	13	(12)	151	(138)
General and administrative expenses	2	10	(8)	158	(148)
Total expenses	10	43	(33)	680	(637)
SEGMENT (LOSS) EARNINGS	$—	$—	$—	$(93)	$93
Overall Results
The results for 2022 and 2021 comprise SGL No.1 Limited (“SGL No.1”)'s 25% gross share of the 2020 and prior underwriting years of Atrium's syndicate 609 whereas the results for 2020 comprise SGL No.1's 25% net share of Atrium's syndicate 609 and StarStone International, which was transferred to the Run-off segment effective January 1, 2021.
From January 1, 2021 to December 31, 2022, SGL No.1 settled its share of the 2020 and prior underwriting years for the economic benefit of Atrium, and there was no net retention by Enstar.
The contractual arrangements between SGL No. 1, Arden and Atrium relating to the remaining net loss reserve liabilities, cash, investments and other assets that support the liabilities as of December 31, 2022 will settle in 2023. As a result, we do not expect to record any transactions in the Legacy Underwriting segment in 2023.
Enstar Group Limited | 2022 Form 10-K                 81

Item 7 | Management Discussion and Analysis | Corporate and Other

Corporate and Other

The following is a discussion and analysis of our results of operations for our corporate and other activities.

	2022	2021	Change	2020	Change
INCOME	(in millions of U.S. dollars)
Other income (expense):
Amortization of fair value adjustments (1)	$(7)	$(16)	$9	$(12)	$(4)
All other income (expense)	19	—	19	(7)	7
Total other income (expense)	12	(16)	28	(19)	3
Net gain on purchase and sales of subsidiaries	—	73	(73)	3	70
Total income	12	57	(45)	(16)	73

EXPENSES
Net incurred losses and LAE:
Amortization of fair value adjustments	(18)	16	(34)	28	(12)
Changes in fair value - fair value option (2)	(200)	(75)	(125)	119	(194)
Total net incurred losses and LAE	(218)	(59)	(159)	147	(206)
Policyholder benefit expenses	—	1	(1)	—	1
Amortization of net deferred charge assets	80	55	25	39	16
General and administrative expenses	142	131	11	136	(5)
Total expenses	4	128	(124)	322	(194)

Interest expense	(89)	(69)	(20)	(59)	(10)
Net foreign exchange gains (losses)	15	12	3	(16)	28
Income tax benefit (expense)	12	(27)	39	(24)	(3)
Net earnings from discontinued operations, net of income taxes	—	—	—	16	(16)
Net loss (earnings) attributable to noncontrolling interests	75	(15)	90	28	(43)
Dividends on preferred shares	(36)	(36)	—	(36)	—
NET LOSS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(15)	$(206)	$191	$(429)	$223
(1) Amortization of fair value adjustments relates to the acquisition of DCo, LLC and Morse TEC LLC.
(2) Comprises the discount rate and risk margin components.
Overall Results
2022 versus 2021: Net loss from corporate and other activities decreased by $191 million, primarily due to:
•A change in net loss (earnings) attributable to noncontrolling interests of $90 million, as a result of net losses sustained in 2022 for those companies where there are noncontrolling interests;
•A favorable change in income tax benefit of $39 million, primarily driven by current year pre-tax losses reported in the US for which we are able to recognize a partial deferred tax asset; and
•A reduction in net incurred losses of $159 million primarily driven by:
◦A $125 million favorable change in the fair value of liabilities relating to our assumed retroactive reinsurance agreements for which we have elected the fair value option due to increases in interest rates; and
◦A $34 million favorable change in the amortization of fair value adjustments, primarily driven by the release of fair value adjustment liabilities of $33 million following the commutation of the Enhanzed Re catastrophe reserves.
This was partially offset by:
•An absence of the prior year net gain on purchase and sales of subsidiaries of $73 million, as described below.
Enstar Group Limited | 2022 Form 10-K                 82

Item 7 | Management Discussion and Analysis | Current Outlook

2021 versus 2020: Net loss from corporate and other activities decreased by $223 million, primarily due to:
•A net gain recognized on the purchase and sales of subsidiaries of $73 million, which has two components: i) the $47 million gain recognized on the Step Acquisition of Enhanzed Re and ii) the net gain on sales of subsidiaries of $26 million, primarily as a result of the gain on the sale of SUL of $23 million;
•A reduction in net incurred losses of $206 million primarily driven by the change in the fair value of liabilities for which we have elected the fair value option due to increases in corporate bond yields, partially offset by tightening credit spreads for the year ended December 31, 2021, in comparison to declining interest rates partially offset by widening credit spreads for the year ended December 31, 2020.
This was partially offset by:
•An unfavorable change in net (earnings) loss attributable to noncontrolling interest of $43 million, due to higher earnings in 2021 for those companies where there is a noncontrolling interest.
Enstar Group Limited | 2022 Form 10-K                 83

Item 7 | Management Discussion and Analysis | Current Outlook

Current Outlook

Run-off Outlook

Transactions
On February 16, 2023, certain of our wholly-owned subsidiaries entered into an LPT agreement with certain subsidiaries of QBE Insurance Group Limited (“QBE”) relating to a diversified portfolio of business underwritten between 2020 and 2018. The LPT agreement covers ground up net loss reserves of $1.9 billion and provides an additional $900 million of development coverage. Upon completion, a portion of the portfolio currently underwritten via QBE’s Lloyd’s syndicates 386 and 2999 will be transferred to Enstar’s Syndicate 2008.
On February 21, 2023, one of our wholly-owned subsidiaries entered into an agreement with RACQ Insurance Limited (“RACQ”) to reinsure 80% of RACQ’s motor vehicle Compulsory Third Party (“CTP”) insurance liabilities, covering accident years 2021 and prior. RACQ will cede net reserves of AUD$360 million (USD $243 million), and our subsidiary will provide AUD$200 million (USD $135 million) of additional cover in excess of the ceded reserves.
The closing of both transactions is subject to regulatory approval and other closing conditions.
We continue to evaluate transactions in our active pipeline including LPTs, ADCs, and other transaction types including acquisitions. We seek opportunities to execute on creative and accretive transactions by offering innovative capital release solutions that enable our clients to meet their capital and risk management objectives. Should we execute additional transactions, our mix of loss reserves by line of business, asset mix and both rate and timing of earnings may be impacted in the medium term.
We expect we will invest a significant portion of premium on new transactions in fixed income securities which will deliver accretive book yields at the current elevated rates.
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
Enhanzed Re
On November 7, 2022, we completed the novation of our closed block of life business. We expect to recognize other income of $328 million, which we will record in the first quarter of 2023 as a result of the one quarter reporting lag with Enhanzed Re.
The amount of other income we will ultimately recognize will include the gain or loss on novation, activity for the period from October 1, 2022 to November 7, 2022 and the reclassification of amounts from AOCI, comprising the remeasurement adjustment to our future policyholder benefit liabilities upon adoption of the LDTI standard on January 1, 2023.
Our net earnings attributable to Enstar will be reduced by the amount attributable to Allianz’s 24.9% noncontrolling interest in Enhanzed Re at the time of the transaction and a portion of our other income recorded will be subject to deferral over the expected settlement period for the life annuity policies to account for our pre-existing 20% ownership interest in Monument Re.
Investment Outlook

We expect global financial markets to remain uncertain into 2023 as a result of a potential economic recession, continued inflationary pressures, notably from the increased cost of services and a tight labor market with resultant tightening of financial conditions by global central banks, and continued geopolitical conflicts and tensions.
In 2022, we recognized significant unrealized losses on our fixed income securities, a trend that could continue, albeit with a likely less severe impact, in the event that interest rates continue to rise and/or credit spreads widen. If
Enstar Group Limited | 2022 Form 10-K                 84

Item 7 | Management Discussion and Analysis | Current Outlook

we renew credit facilities in the current environment, we would likely incur a higher rate of borrowing and interest costs as a result.
We expect that unrealized losses on our fixed income securities will be recouped as these assets get closer to their maturity and the prices pull to par. We may undertake tactical repositioning of our portfolio as opportunities arise to achieve a better result, rather than waiting for certain fixed income securities to pull to par value.
Elevated interest rates can represent an opportunity for us in the medium to long term, notably;
•We hold approximately 15% of our portfolio in individual fixed income securities that have floating interest rates which, should interest rates remain elevated, we expect to be accretive to future investment income book yields. We have earned $155 million of net investment income for the year ended December 31, 2022 from our floating rate investments, which are generally indexed to LIBOR.
•Higher interest rates have provided us with the opportunity to reinvest at higher yields as our securities mature or as we invest premium received from new business.
Global equity markets are expected to remain cautious in 2023, and this, combined with our reporting lag on certain investments, will impact the valuation of our non-core risk investments. We invest in public equity, private equity and alternatives (including hedge fund investments), which may vary in the magnitude of their exposure to any potential economic recession.
Anticipations of an economic downturn, including lower earnings and lower equity multiples on equities in 2023, may further negatively impact our non-core investments but may also impact expectations of future interest rates with the resulting impact to our fixed income securities.
Despite these challenges, we remain committed to our strategic asset allocation and expect our non-core investments to provide attractive risk adjusted returns and diversification benefits over the medium to long term.
We expect to continue to benefit from our allocation to investments with inflationary pass-through components, including investments in private equity, private credit, real estate, and infrastructure asset classes and will continue to seek other attractive investment opportunities throughout 2023.
Inflation

We continue to monitor the inflationary impacts resulting from pandemic-related government stimulus and labor force supply pressures on our loss cost trends.
Our Run-off net loss reserves primarily consist of general casualty, workers’ compensation and asbestos lines of business which, as long tailed lines of business, have not been significantly impacted by ongoing inflationary pressures in comparison to other lines of business, such as property and auto lines.
The currently observed and limited impact of economic inflation on our loss cost trends reflects a combination of the opportunity we have to re-price seasoned books of business and our claims management model that seeks to settle claims in an efficient and responsive manner to protect and mitigate the impact to us from adverse outcomes.
While we do not currently see any new trends in the longer term trend of social inflation on certain claims, we continue to monitor claims in difficult legislative districts, seek to actively settle claims and monitor for reserving adequacy.
Global economic policy responses to inflation have led to increases in interest rates, which, in the short term, have had a significant impact on our investments, in particular our fixed income securities. Any further rise in interest rates will have further negative impacts on our fixed income securities.
There remains uncertainty around the pace and direction of inflation, and it is unlikely that a pause in rate increases, or even a cut in rates, will occur until late 2023 or even 2024. We continue to monitor liquidity, capital and potential earnings impact of these changes but remain focused on medium to long term asset allocation decisions.
Inflation, tight labor conditions and higher service costs continue to put pressure on wages and prices, which could impact our underlying our general and administrative expenses as we remain focused on being a competitive employer in our market.
Enstar Group Limited | 2022 Form 10-K                 85

Item 7 | Management Discussion and Analysis | Liquidity and Capital Resources

Russian Invasion of Ukraine

The Russian invasion of Ukraine and the resulting impact on global commodity markets has increased commodity inflation rates, disrupted supply chains and generated significant insurance losses. In response, many countries have established comprehensive sanctions regimes increasing both geopolitical tension between NATO and Russia and market volatility.
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
Enstar Group Limited | 2022 Form 10-K                 86

Item 7 | Management Discussion and Analysis | Liquidity and Capital Resources

Liquidity and Capital Resources

Overview

We believe that we have sufficient liquidity and capital resources to meet our business requirements for the next 12 months and thereafter. We aim to generate cash flows from our (re)insurance operations and investments, preserve sufficient capital for future acquisitions and new business, and develop relationships with lenders who provide borrowing capacity at competitive rates.
Liquidity and Capital Resources Highlights
Sources of Cash During 2022:
•We received cash, restricted cash and cash equivalents from new business of $140 million;
•We issued Junior Subordinated notes due 2042 of $500 million; and
•In the fourth quarter, we borrowed and fully repaid $55 million of loans under our revolving credit facility.
Uses of Cash During 2022:
•We repurchased 697,580 of our outstanding ordinary shares for an aggregate price of $163 million;
•We repaid Senior Notes due 2022 and the Enhanzed Re Subordinated notes due 2031 with aggregate principal balances totaling $350 million;
•We paid $55 million of dividends to our noncontrolling interest holders; and
•We paid $36 million of cash dividends on our Series D and E Preferred Shares.
As of December 31, 2022, we had $822 million of cash and cash equivalents, excluding restricted cash, that supports (re)insurance operations. Included in this amount was $340 million held by our foreign subsidiaries outside of Bermuda.
The decrease in total capitalization was due to the increase in realized and unrealized investment losses of $2.2 billion in 2022. On a statutory basis, which excludes the impact of unrealized investment losses and includes
Enstar Group Limited | 2022 Form 10-K                 87

Item 7 | Management Discussion and Analysis | Liquidity and Capital Resources

discounts for loss reserves, our economic balance sheet strengthened during the year primarily due to higher interest rates.
Under the eligible capital rules of the Bermuda Monetary Authority (“BMA”), the Preferred Shares qualify as Tier 2 capital when considering the Bermuda Solvency Capital Requirements (“BSCR”).
For purposes of the financial covenants in our credit facilities, total debt excludes hybrid capital (defined as our Subordinated Notes) not exceeding 15% of total capital attributable to Enstar. As of December 31, 2022, we were in compliance with the financial covenants in our credit facilities.
Liquidity and Capital Resources of Holding Company and Subsidiaries

Holding Company Liquidity
We conduct substantially all of our operations through our subsidiaries. As such, the potential sources of liquidity to Enstar as a holding company consist of cashflows from our subsidiaries including dividends, advances and loans, and interest income on loans to our subsidiaries. We also utilize credit loan facilities, and we have issued senior notes and preferred shares and guaranteed our Junior Subordinated Notes.
As of December 31, 2022, we had $600 million of available unutilized capacity under our unsecured revolving credit agreement, which expires in August 2023, and may request additional commitments under the facility up to an additional $400 million. To date, we have not requested any additional commitments under the facility.
We use cash to fund new acquisitions of companies. We also utilize cash for our operating expenses associated with being a public company and to pay dividends on our preferred shares and interest and principal on loans from subsidiaries and debt obligations, including loans under our credit facilities, our Senior Notes and our Junior Subordinated Notes.
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
Based on existing tax laws, regulations and our current intentions, there were no accruals as of December 31, 2022 for any material withholding taxes on dividends or other distributions.
U.S. Finance Company Liquidity
Enstar Finance is a wholly-owned finance subsidiary under which we have issued our Junior Subordinated Notes. Similar to our holding company, Enstar Finance is dependent upon funds from other subsidiaries to pay any amounts due under the Junior Subordinated Notes in the form of distributions or loans, which may be restricted by, among other things, other applicable laws and regulations and the terms of our credit facilities and our subsidiaries’ bank loans and other issued debt instruments.
Operating Company Liquidity
We expect that our operating companies will generate sufficient liquidity, together with our existing capital base and cash and investments acquired and from new business, to meet cash requirements and to operate our business.
Sources of funds to our operating companies primarily consist of cash and investment portfolios acquired on the completion of acquisitions and new business, investment income earned, proceeds from sales and maturities of investments and collection of reinsurance recoverables. We also collect premiums and fees and commission income.
Enstar Group Limited | 2022 Form 10-K                 88

Item 7 | Management Discussion and Analysis | Liquidity and Capital Resources

Cash balances acquired upon the purchase of (re)insurance companies are classified as cash provided by investing activities, whereas cash from new business is classified as cash provided by operating activities.
The primary uses of funds by our operating companies are claims payments, investment purchases, operating expenses and collateral requirements.
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
As of December 31, 2022, all of our (re)insurance subsidiaries’ capital requirement levels were in excess of the minimum levels required.
Our subsidiaries' ability to pay dividends and make other forms of distributions may also be limited by our repayment obligations under certain of our outstanding credit facility agreements and other debt instruments. Variability in ultimate loss payments and collateral amounts required may also result in increased liquidity requirements for our subsidiaries.
Sources and Uses of Cash

Cash and cash equivalents decreased by $762 million in 2022, which was largely due to cash used in investing and financing activities of $919 million and $116 million, respectively, partially offset by cash provided by operating activities of $257 million.
Cash and cash equivalents increased by $495 million in 2021, which was largely due to cash provided by operating activities of $3.8 billion, partially offset by cash used in investing and financing activities of $2.6 billion and $737 million, respectively.
Cash and cash equivalents increased by $541 million in 2021, which was largely due to cash provided by operating and financing activities of $2.8 billion and $118 million, respectively, partially offset by cash used in investing activities of $2.3 billion.

Enstar Group Limited | 2022 Form 10-K                 89

Item 7 | Management Discussion and Analysis | Liquidity and Capital Resources

	Analysis of Sources and Uses of Cash
	2022	2021	2020	2022 vs 2021	2021 vs 2020
	(in millions of U.S. dollars)
Operating Cash Flow Activities
Net paid losses	$(1,680)	$(1,431)	$(1,485)	$(249)	$54
Cash acquired on completion of acquisitions and new business	140	2,015	1,558	(1,875)	457
Net sales and maturities of trading securities	991	3,111	1,653	(2,120)	1,458
Net investment income	416	357	326	59	31
Other sources (uses)	390	(251)	734	641	(985)
Net cashflows provided by operating activities	257	3,801	2,786	(3,544)	1,015
Investing Cash Flow Activities
Net sales and maturities (purchases) of AFS securities	207	(2,148)	(1,921)	2,355	(227)
Net purchases of Other Investments	(1,132)	(580)	(380)	(552)	(200)
Impact of consolidating the opening cash and restricted cash balances of the InRe Fund	—	574	—	(574)	574
Other sources (uses)	6	(419)	(34)	425	(385)
Net cash flows used in investing activities	(919)	(2,573)	(2,335)	1,654	(238)
Financing Cash Flow Activities
Net proceeds from loans	138	242	180	(104)	62
Preferred share dividends	(36)	(36)	(36)	—	—
Share repurchases	(163)	(942)	(26)	779	(916)
Other uses	(55)	(1)	—	(54)	(1)
Net cash flows (used in) provided by financing activities	$(116)	$(737)	$118	$621	$(855)
Analysis of Sources and Uses of Cash
Operating Cash Flow Activities
2022 vs 2021: the $3.5 billion decrease in cash provided by operating activities was driven by a decrease in the net sales and maturities of trading securities of $2.1 billion, which was primarily driven by the deployment of the InRe funds, liquidated in 2021, into other investments in line with our asset allocation strategy. The decrease was further driven by a reduction in cash provided from acquisitions of new business of $1.9 billion, as a result of receiving increased non-cash consideration in 2022, including $1.9 billion of funds held by reinsured companies in relation to the Aspen LPT and $520 million of fixed income securities, AFS, in relation to the Argo LPT, in comparison to 2021. The decrease was partially offset by increases of $641 million from other sources and $59 million from net investment income received.
2021 vs 2020: the $1.0 billion increase in cash provided by operating activities was driven by an increase in the cash inflows from net sales and maturities of trading securities of $1.5 billion, which was primarily driven by the liquidation of the InRe Fund, a $457 million increase in cash, restricted cash and cash equivalents from assuming new business, and a $31 million increase in net investment income received. This was partially offset by decreases of $985 million from other sources.
Investing Cash Flow Activities
2022 vs 2021: the $1.7 billion decrease in cash used in investing activities was primarily due to net sales and maturities of fixed income securities, AFS of $207 million in 2022, in comparison to net purchases of $2.1 billion in 2021, partially offset by an increase in purchases of other investments, primarily driven by the deployment of the InRe funds, of $552 million.
2021 vs 2020: the $238 million increase in cash used in investing activities was driven by an increase in the net purchases of fixed income securities, AFS of $227 million and an increase in net purchases of other investments of $200 million, partially offset by the impact of consolidating the opening cash and restricted cash balances of the InRe Fund of $574 million, in 2021.
Enstar Group Limited | 2022 Form 10-K                 90

Item 7 | Management Discussion and Analysis | Liquidity and Capital Resources

Financing Cash Flow Activities
2022 vs 2021: the $621 million decrease in cash used in financing activities was primarily driven by the decrease in share repurchases of $779 million, as our 2021 share repurchases were driven by strategic repurchases as described below, in addition to a decrease in the net proceeds from loans of $104 million.
2021 vs 2020: cash used in financing activities was $737 million in 2021, in comparison to cash provided by financing activities of $118 million in 2020. This was primarily due to $942 million of share repurchases in 2021, including $879 million attributable to the repurchase of Hillhouse Group’s entire interest in Enstar, offsetting an increase in the net proceeds from loans of $62 million.

Debt Obligations

We utilize debt financing and loan facilities primarily for funding acquisitions and significant new business, investment activities and, from time to time, for general corporate purposes.
Our debt obligations as of December 31, 2022 and 2021 were as follows:

			December 31,
	Origination	Term	2022	2021
			(in millions of U.S. dollars)
4.50% Senior Notes due 2022	March 2017	5 years	$—	$280
4.95% Senior Notes due 2029	May 2019	10 years	496	495
3.10% Senior Notes due 2031	August 2021	10 years	495	495
Total Senior Notes			991	1,270
5.75% Junior Subordinated Notes due 2040	August 2020	20 years	345	345
5.50% Junior Subordinated Notes due 2042	January 2022	20 years	493	—
5.50% Enhanzed Re's Subordinated Notes due 2031	December 2018	12.1 years	—	76
Total Subordinated Notes			838	421
Total debt obligations			$1,829	$1,691
Our debt obligations increased by $138 million from December 31, 2021, primarily due to the issuance of our 2042 Junior Subordinated Notes. This was partially offset by the repayment upon maturity of our 2022 Senior Notes using proceeds from the 2042 Junior Subordinated Notes and the repayment of Enhanzed Re’s 2031 Subordinated Notes in accordance with our strategic wind-down of Enhanzed Re’s operations.
Under the eligible capital rules of the Bermuda Monetary Authority (“BMA”), the Senior Notes qualify as Tier 3 capital and the Junior Subordinated Notes qualify as Tier 2 capital when considering the Bermuda Solvency Capital Requirements (“BSCR”).

Enstar Group Limited | 2022 Form 10-K                 91

Item 7 | Management Discussion and Analysis | Liquidity and Capital Resources

Credit Ratings
The following table presents our credit ratings as of March 1, 2023:

Credit ratings (1)	Standard and Poor’s	Fitch Ratings
Long-term issuer	BBB (Outlook: Positive)	BBB+ (Outlook: Stable)
2029 Senior Notes	BBB	BBB
2031 Senior Notes	BBB-	BBB
2040 and 2042 Junior Subordinated Notes	BB+	BBB-
Series D and E Preferred Shares	BB+	BBB-
(1) Credit ratings are provided by third parties, Standard and Poor’s and Fitch Ratings, and are subject to certain limitations and disclaimers. For information on these ratings, refer to the rating agencies’ websites and other publications.
Agency ratings are not a recommendation to buy, sell or hold any of our securities and may be revised or withdrawn at any time by the issuing organization. Each agency's rating should be evaluated independently of any other agency's rating14.
14 For information on risks related to our credit ratings, refer to "Item 1A. Risk Factors - Risks Relating to Liquidity and Capital Resources" and "Item 1A. Risk Factors - Risks Relating to Ownership of our Shares."
Enstar Group Limited | 2022 Form 10-K                 92

Item 7 | Management Discussion and Analysis | Liquidity and Capital Resources

Contractual Obligations

The following table summarizes, as of December 31, 2022, our future payments under material contractual obligations and estimated payments for losses and LAE for the Run-off segment by expected payment date. The table includes only obligations that are expected to be settled in cash.

		Short-term	Long Term
	Total	Less than 1 Year	1 - 3 years	3 - 5 years	6 - 10 years	More than 10 Years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and LAE (1)
Asbestos	$1,693	$156	$290	$246	$359	$642
Environmental	352	42	70	54	80	106
General Casualty	4,374	751	1,015	660	1,344	604
Workers' compensation/personal accident	2,401	237	359	347	490	968
Marine, aviation and transit	505	183	163	68	53	38
Construction defect	402	96	138	43	85	40
Professional indemnity/ Directors & Officers	1,406	331	399	219	373	84
Motor	568	139	167	63	79	120
Property	546	202	193	75	58	18
Other	668	248	211	77	64	68
Total outstanding losses and IBNR	12,915	2,385	3,005	1,852	2,985	2,688
ULAE	422	82	102	61	84	93
Estimated gross reserves for losses and LAE for the Run-off segment (1)	13,337	2,467	3,107	1,913	3,069	2,781
Financing Activities
Loan repayments (including estimated interest payments)	3,050	89	176	176	1,337	1,272
Total	$16,387	$2,556	$3,283	$2,089	$4,406	$4,053
(1)     The reserves for losses and LAE represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our consolidated financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above. The amounts in the above table represent our estimates of known liabilities as of December 31, 2022 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, certain of the reserves included in the consolidated financial statements as of December 31, 2022 were acquired by us and initially recorded at fair value with subsequent amortization, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.
Reserves for Losses and LAE
We generally attempt to match the duration of our investment portfolio to the duration of our general liability profile. We generally seek to maintain investment portfolios that are shorter or of equivalent duration to the liabilities in order to provide liquidity for the settlement of losses and, where possible, to avoid having to liquidate longer-dated investments. The settlement of liabilities also has the potential to accelerate the natural payout of losses and policyholder benefits, which may require additional liquidity. As of as of December 31, 2022 and 2021, the weighted average durations of our Run-off segment gross reserves for losses and LAE were 4.65 and 6.18, respectively. The decrease from 2021 was driven by shorter average payouts from new acquisitions and an increase in yield curves during the year ended December 31, 2022.
Enstar Group Limited | 2022 Form 10-K                 93

Item 7 | Management Discussion and Analysis | Critical Accounting Estimates

Future Policyholder Benefits
In November 2022, Enhanzed Re completed a novation of the reinsurance closed block of life annuity policies to Monument Re. We settled the life liabilities and the related assets at carrying value in return for cash consideration, and expect to record a gain on novation in our first quarter 2023 results as a result of the one quarter reporting lag15. Given the novation, we did not include the expected payments of the liability in the table above.
Debt Obligations
The amounts presented in this table represent Enstar’s total debt obligations. Refer to the ‘Debt Obligations’ section above for further details.
RNCI
In addition to the contractual obligations noted in the table above, we have the right to purchase the redeemable non-controlling interest (“RNCI”) related to StarStone International from the Trident V Funds and Dowling Capital Partners I, L.P. and Capital City Partners LLC (collectively, the “Dowling Funds”) after March 31, 2023 (a "call right") and the RNCI holders have the right to sell their RNCI interests to us after December 31, 2022 (a "put right").
Share Repurchases and Dividends

Our strategy is to retain earnings and invest distributions from our operating subsidiaries into our business. We may choose to return value to shareholders in the form of share repurchases or dividends. For details on our share repurchase programs, refer to Note 19 to our consolidated financial statements. To date, we have not declared any dividends on our ordinary shares. We may re-evaluate this strategy from time to time based on overall market conditions and other factors.
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
Off-Balance Sheet Arrangements

As of December 31, 2022, we have entered into certain investment commitments and parental guarantees16. We also utilize unsecured and secured letters of credit17 (“LOCs”) and a deposit facility. We do not believe it is reasonably likely that these arrangements will have a material current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, cash requirements or capital resources.

	Short-term	Long Term
	Less than 1 Year	More than 1 Year	Total
	(in millions of U.S. dollars)
Investing Activities
Unfunded investment commitments (1)	391	1,402	1,793
(1) Refer to Note 25 to our consolidated financial statements for further details.
15 Refer to Note 26 to our consolidated financial statements for further details.
16 Refer to Note 25 to our consolidated financial statements for further details.
17 Refer to Note 17 to our consolidated financial statements for further details.
Enstar Group Limited | 2022 Form 10-K                 94

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
We use considerable judgment in the process of developing these estimates of loss reserves, which involves uncertainty in several areas, including use of actual or industry data for model inputs, and various projection assumptions and judgements depending on product lines, coverage type, or policy year. We may record additional estimates based upon our judgement as to the applicability of the facts, circumstances and external environment to each portfolio.
As of December 31, 2022 and 2021, IBNR reserves (net of reinsurance balances recoverable) accounted for $6.1 billion, or 51.3%, and $6.8 billion, or 59.4%, respectively, of our total Run-off net losses and LAE reserves, excluding ULAE18.
Our estimate of loss reserves for each portfolio generally relies on the following key judgments:
•The degree of reliance upon historic actual claims trends or industry data for claims trends.
•Separation of each portfolio into homogenous data sets, generally by line of business, or reserving class.
•Methods used in analyzing and projecting potential reserve positions and the mix of methods selected to form an aggregate reserve position for each portfolio19.
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
In addition, key assumptions are made within each method, although the sensitivity to each assumption may vary within each method and even within each reserving class and accident year of each method. Such assumptions would include:
•Loss development factors are used to extrapolate current losses on an accident year to our full expected losses based upon judgements of historical trends on earlier accident years.
18 For a breakdown of our Run-off gross and net losses and LAE reserves by line of business, and ULAE, as of December 31, 2022 and 2021, refer to Note 10 to our consolidated financial statements.
19Refer to Note 10 to our consolidated financial statements for further description of the methodologies used for establishing reserves.
Enstar Group Limited | 2022 Form 10-K                 95

Item 7 | Management Discussion and Analysis | Critical Accounting Estimates

•Tail factors further extrapolate our longer tailed lines where payments expected in later years or decades can be more uncertain than settlements that preceded them both in the timing and amount of cash flows. As such, lines with more expected payments in the tail are more sensitive to tail assumptions.
•Expected loss ratios are used for years where we do not yet have credible experience.
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
Loss Reserving (Latent Claims)
Sensitivity to Underlying Assumptions of our Actuarial Methods
While we believe our reserve for losses and LAE at December 31, 2022 is reasonable, the estimation of these reserves is a complex process that depends on a number of factors and assumptions. As noted previously, our best estimate of our loss reserves involves considerable judgement, considering the results from a number of reserving methodologies. Therefore, these estimates are susceptible to changes in assumptions. We consider each of the following sensitivities a reasonable deviation for the key assumptions for each of our significant lines of business.

Line of Business	Net Reserves	Sensitivity	Estimated range in variation
(in millions of U.S. Dollars)
Asbestos	$1,628	+/- 10% in expected number of claims +/- 10% in average indemnity	+/- $125 +/- $165
General Casualty	4,254	+/- 10% in tail development factor (5+ years) +/- 1% in loss cost trend	+/- $190 +/- $195
Workers’ Compensation	2,175	+/- 2.5% increase in medical inflation	+/- $455
Professional Indemnity/Directors and Officers	1,250	+/- 2.5% in loss cost trend	+/- $105
Motor	377	+/- 2.5% in loss cost trend	+/- $35
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
Enstar Group Limited | 2022 Form 10-K                 96

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
•Our United Kingdom asbestos exposures emanate from Employers' Liability insurance policies written in 2005 and prior.
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
As of December 31, 2022 and 2021, the net loss reserves for asbestos-related claims comprised 13.6% and 16.7%, respectively, of total Run-off net reserves for losses and LAE liabilities excluding ULAE. In addition as of December 31, 2022 and 2021, we also had $786 million and $826 million of defendant asbestos liabilities, respectively20 .
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
As of December 31, 2022 and 2021, the net loss reserves for environmental pollution-related claims comprised 2.8% and 3.2%, respectively, of total Run-off net reserves for losses and LAE excluding ULAE. In addition, we also have $10 million and $11 million as of December 31, 2022 and 2021, respectively, of direct environmental liabilities21.
Asbestos and Environmental Reserving
The ultimate losses from A&E claims cannot be estimated using traditional actuarial reserving methods that extrapolate losses to an ultimate basis using loss development, and therefore we use alternative projection methods. Claims are spread across multiple policy years based on the still evolving case law in each jurisdiction, making historical development patterns unreliable to forecast the future claim payments. Our estimate of loss reserves for A&E claims relies on the following key factors and judgements:
•The degree of reliance or adjustment based on the legal and social environment, to which these liabilities are particularly sensitive. The current legal environment and the impact of specific settlements that may be used as precedents to settle future claims are key with these types of claims.
•The degree of reliance upon actual claims data and trends or industry data for claims trends.
•Methods used in analyzing and projecting potential reserve positions and the mix of methods selected to form an aggregate reserve position for each portfolio22.
Judgements are based on numerous factors and may be revised as additional data becomes available, as new or improved methods are developed, or as laws change. This means that ultimate loss payments may differ from the losses and LAE estimate made at the balance sheet date.
20 As described in Note 12 in our consolidated financial statements.
21 As described in Note 12 in our consolidated financial statements.
22 Refer to Note 10 in our consolidated financial statements, for further description of the methodologies used for establishing reserves.
Enstar Group Limited | 2022 Form 10-K                 97

Item 7 | Management Discussion and Analysis | Critical Accounting Estimates

Key assumptions are made within each method, although the sensitivity to each assumption may vary within each method and even within each reserving class and accident year of each method. When the asbestos exposure analysis (frequency and severity) method is applied, such assumptions would include:
•Trends with respect to average claim indemnity, which are used to extrapolate future claim costs.
•Trends in claim filing patterns, which will be used to estimate the number of future claims.
We also use a combination of additional actuarial methods, including the paid survival ratio, paid market share, decay factor, and other methods to periodically reevaluate the continued reasonableness of recorded loss reserves.
Change in Reserve Assumptions
Changes in reserve estimates can be driven by updated experience and by changes in assumptions. These are linked as updated information leads to changes in assumptions. We have estimated what portion of changes in ultimate losses from acquisition years 2013 to 2022 are attributable to experience and what portion are attributable to assumptions.

Line of Business	Change in Ultimate Losses	Change due to Experience	Change due to Assumptions
Asbestos	(0.7)%	(0.5)%	(0.2)%
General Casualty	2.1%	(0.1)%	2.2%
Workers’ Compensation	(7.6)%	(5.2)%	(2.4)%
Professional Indemnity/Directors and Officers	1.4%	(0.1)%	1.5%
Motor	4.0%	1.1%	2.9%
Defendant asbestos and environmental liabilities

Defendant A&E liabilities on our consolidated balance sheets include amounts for indemnity and defense costs for pending and future claims, determined using standard actuarial techniques for asbestos-related exposures. Defendant A&E liabilities also include amounts for environmental liabilities associated with our properties. These are non-insurance liabilities since they are held by non-insurance subsidiaries and are presented separately on our consolidated balance sheets. These reserves will be sensitive to similar industry trends and assumptions as observed in our A&E reserves as described under the Loss and LAE section above, specifically claim trends and indemnity. However, we use utilize different methodologies to estimate the defendant A&E liabilities as compared to our loss reserves23.
Key drivers for this estimate are the amount of future claim filings and average indemnity, which are key indicators of the amount of liabilities. The table below provides sensitivities of these drivers for defendant A&E.

Net Liability	Sensitivity	Estimated Range in Variation
(in millions of U.S. Dollars)
$572	+/- 10% in expected number of claims +/- 10% in average indemnity	+/- $45 +/- $55
Change in Liability Assumptions
Similar to reserves, changes in defendant A&E liabilities can be driven by updated experience and by changes in assumptions. These are linked as updated information leads to changes in assumptions. We have estimated what portion of changes in the liabilities are attributable to experience and what portion are attributable to assumptions24.

Change in Total Liability	Change due to Experience	Change due to Assumptions
(in millions of U.S. Dollars)
$(2)	$(2)	$—
23 As described in Note 12 in our consolidated financial statements.
24 For information on our defendant A&E liabilities, refer to Note 2 and Note 12 in our consolidated financial statements.
Enstar Group Limited | 2022 Form 10-K                 98

Item 7 | Management Discussion and Analysis | Critical Accounting Estimates

Valuation Allowances on Deferred Tax Assets

At each balance sheet date, we assess the need to establish a valuation allowance that reduces deferred tax assets (including those generated from operations as well as those acquired in business combinations) when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized.
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
From 2021 to 2022, we had an increase in our valuation allowance of $52 million, driven mostly by increase in our DTA associated with unrealized investment losses and net operating loss carryforwards in the U.S. and U.K. jurisdictions as we do not make a hold to recovery assertion on unrealized losses. In assessing the recoverability of the DTA, we consider forecasts of future income for our U.S. business using assumptions about future macroeconomic and company specific conditions and events. While our forecasts of future taxable income have remained consistent, these forecasts are judgmental and involve a level of uncertainty, such that a 10% decrease to forecasted future income could increase the valuation allowance by up to 8% or $15 million25.
Level 3 Fair Value Measurements

Level 3 Investments
We measure fair value using a standard hierarchy based on the quality of inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
Level 3 fair value measurements are based on unobservable inputs where there is little or no market activity. We utilize unadjusted third party pricing sources and internal valuation models to determine these fair values. Our assessment of the significance of these unobservable inputs to the fair value measurement requires judgement.
Our Level 3 investments consist primarily of privately held equity securities, and we value these securities using observable and unobservable inputs. While the observable inputs are based on readily available market data, the unobservable inputs involve increased uncertainty and judgement in their selection and application. Key drivers of the valuation are the peer multiple and the expected term (in years). The peer multiple is calculated from a group of peer companies and that multiple is then applied to the invested company as a key input to calculate the value. The expected term is used in the option pricing model as a key input to calculate the value of the privately held equity securities. The option pricing model is only used for one investment which has a more complex securities structure that includes different liquidation preferences for each security class. We consider the following sensitivity a reasonable deviation for this key input:

Sensitivity	Investments	Estimated Range in Variation
	(in millions of U.S. dollars)
+/- 10% peer multiple	$294	+/- $29
+/- 3 year exit term	$190	+/- $22

25 For information on valuation allowances on deferred tax assets, refer to "Income Taxes" within Note 2 in our consolidated financial statements.
Enstar Group Limited | 2022 Form 10-K                 99

Item 7 | Management Discussion and Analysis | Critical Accounting Estimates

Fair Value Option - Insurance Contracts
We have elected to apply the fair value option for certain LPT reinsurance transactions that originated in 2017 and 2018. This is an irrevocable election that applies to all balances under the insurance contract, including reinsurance recoverable and the liability for losses and LAE.
The fair value of the liability for losses and LAE and reinsurance recoverable under these contracts is presented separately in our consolidated balance sheet as of December 31, 2022 and 2021. Changes in the fair value of the liability for losses and LAE and reinsurance balances recoverable on paid and unpaid losses are included in net incurred losses and LAE in our consolidated statement of operations.
We use an internal model to calculate the fair value of the liability for losses and LAE and reinsurance recoverable asset for certain retroactive reinsurance contracts where we have elected the fair value option.
The fair value is calculated as the aggregate of discounted cash flows plus a risk margin.
The discounted cash flow approach uses:
i.estimated nominal cash flows based upon an appropriate payment pattern developed in accordance with actuarial methods and
ii.a discount rate based upon high quality rated corporate bond yields plus a credit spread for non-performance risk. The model uses corporate bond rates across the yield curve depending on the estimated timing of the future cash flows and specific to the currency of the risk.
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
We consider the following sensitivity a reasonable deviation for these key assumptions26:

Net Fair Value Liabilities	Sensitivity	Estimated Range in Variation
(in millions of U.S. dollars)
$1,011	+/- 50bps WACC	+/- $5
$1,011	+/- 1 year in average payout	+/- $35
$1,011	+/- 50bps yield curve	+/- $25
While the yield curve is an observable input since it is based on readily determinable corporate bond rates, it generally has the biggest impact to the fair value in a given year apart from changes in loss estimates. At year-end 2022, there was a $219 million decrease in the liability due to an increase in the yield curve along with a $21 million decrease in the liability due to a 0.45% increase in the credit spread for non-performance risk as credit spreads have widened with the increase in yield curve.
The WACC remained unchanged from 2020 to 2022.
26The observable and unobservable inputs used in the model are further described in Note 13 in our consolidated financial statements.
Enstar Group Limited | 2022 Form 10-K                 100

The average payout of the liability is adjusted every period to reflect actual net payments during the period and expected future payments, and any acceleration or deceleration of the estimated payment pattern will impact the average payout that would result in an impact to the value of the liability.
During 2022, there was an acceleration in the payment pattern, which decreased the average payout and resulted in a $2 million increase to the liability.
Recently Issued Accounting Pronouncements Not Yet Adopted27
In August 2018, Financial Accounting Standards Board (“FASB”) issued ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts.
The amendments are intended to improve the existing recognition, measurement, presentation, and disclosure requirements for long-duration contracts issued by an insurance entity, and will require more frequent updating of assumptions and a standardized discount rate for the future policy benefit liability.
Companies are required to apply the guidance as of and record transition adjustments from January 1, 2021 through to the date the standard is adopted, at which point the measurement impact is recognized. We will adopt ASU 2018-12 effective January 1, 2023.
ITEM 6. RESERVED

27See Note 2 to the consolidated financial statements for a more detailed discussion of ASU 2018-12, as well as newly adopted accounting pronouncements.
Enstar Group Limited | 2022 Form 10-K                 101

Item 7A | Quantitative and Qualitative Disclosures About Market Risk

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
We are principally exposed to four types of market risk: interest rate risk; credit risk; equity price risk and foreign currency risk. Our policies to address these risks in 2022 are not materially different than those used in 2021, and based on our current knowledge and expectations, we do not currently anticipate significant changes in our market risk exposures or in how we will manage those exposures in future reporting periods. However, due to the ongoing uncertainty and volatility in financial markets as a result of continued inflationary pressure, ongoing disruptions and decoupling of supply chains, geopolitical conflicts and tensions and various governmental responses thereto, we expect interest rates, credit spreads and global equity markets to remain volatile in the near-term. Furthermore, inflation and tightening of financial conditions by global central banks have increased the risk of defaults across many industries. As a result, we continue to closely monitor market risk during this time.
Interest Rate and Credit Spread Risk

Interest rate risk is the price sensitivity of a security to changes in interest rates. Credit spread risk is the price sensitivity of a security to changes in credit spreads. Our investment portfolio and funds held - directly managed includes fixed maturity and short-term investments, whose fair values will fluctuate with changes in interest rates and credit spreads. We attempt to maintain adequate liquidity in our fixed income securities portfolio with a strategy designed to emphasize the preservation of our invested assets and provide sufficient liquidity for the prompt payment of claims, contract liabilities and future policyholder benefits, as well as for settlement of commutation payments. We also monitor the duration and structure of our investment portfolio.
The following tables, presented on a consolidated, Run-off and Legacy Underwriting business and Assumed Life business basis, summarize the aggregate hypothetical change in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant in our fixed maturity and short-term investments portfolio classified as trading and AFS, our funds held directly managed portfolio and our fixed income funds and our fixed income exchange-traded funds, and excludes investments classified as held-for-sale:

	Consolidated
	Interest Rate Shift in Basis Points
As of December 31, 2022	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value (1)	$10,794	$10,513	$10,246	$9,993	$9,755
Market Value Change from Base	5.3%	2.6%	—	(2.5)%	(4.8)%
Change in Unrealized Value	$548	$267	$—	$(253)	$(491)

As of December 31, 2021	-100	-50	—	+50	+100
Total Market Value (1)	$14,601	$14,182	$13,796	$13,438	$13,099
Market Value Change from Base	5.8%	2.8%	—	(2.6)%	(5.1)%
Change in Unrealized Value	$805	$386	$—	$(358)	$(697)
(1)     Excludes equity exchange-traded funds of $439 million and $373 million for the years ended December 31, 2022 and 2021, respectively, which are included in the Equity Price Risk section below.
Enstar Group Limited | 2022 Form 10-K                 102

Item 7A | Quantitative and Qualitative Disclosures About Market Risk

	Run-off and Legacy Underwriting
	Interest Rate Shift in Basis Points
As of December 31, 2022	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value (1)	$9,773	$9,550	$9,338	$9,136	$8,945
Market Value Change from Base	4.7%	2.3%	—%	(2.2)%	(4.2)%
Change in Unrealized Value	$435	$212	$—	$(202)	$(393)

As of December 31, 2021	-100	-50	—	+50	+100
Total Market Value (1)	$12,959	$12,638	$12,342	$12,066	$11,803
Market Value Change from Base	5.0%	2.4%	—%	(2.2)%	(4.4)%
Change in Unrealized Value	$617	$296	$—	$(276)	$(539)
(1)     Excludes equity exchange-traded funds of $439 million and $373 million as of December 31, 2022 and December 31, 2021, respectively, which are included in the Equity Price Risk section below.

	Assumed Life
	Interest Rate Shift in Basis Points
As of December 31, 2022	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$1,021	$963	$908	$857	$810
Market Value Change from Base	12.4%	6.1%	—%	(5.6)%	(10.8)%
Change in Unrealized Value	$113	$55	$—	$(51)	$(98)

As of December 31, 2021	-100	-50	—	+50	+100
Total Market Value	$1,642	$1,544	$1,454	$1,372	$1,296
Market Value Change from Base	12.9%	6.2%	—%	(5.6)%	(10.9)%
Change in Unrealized Value	$188	$90	$—	$(82)	$(158)
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
The following tables, presented on a consolidated, Run-off and Legacy Underwriting business and Assumed Life business basis, summarize the aggregate hypothetical change in fair value from an immediate parallel shift in credit spreads assuming interest rates remain fixed, in our fixed maturity and short-term investments portfolio classified as trading and AFS, our funds held directly managed portfolio, our fixed income funds and our fixed income exchange-traded funds, and excludes investments classified as held-for-sale:

	Credit Spread Shift in Basis Points
As of December 31, 2022	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value (1)	$10,797	$10,515	$10,246	$9,991	$9,749
Market Value Change from Base	5.4%	2.6%	—	(2.5)%	(4.9)%
Change in Unrealized Value	$551	$269	$—	$(255)	$(497)

As of December 31, 2021	-100	-50	—	+50	+100
Total Market Value (1)	$14,560	$14,166	$13,796	$13,448	$13,119
Market Value Change from Base	5.5%	2.7%	—	(2.5)%	(4.9)%
Change in Unrealized Value	$764	$370	$—	$(348)	$(677)
(1) Excludes equity exchange-traded funds of $439 million and $373 million for the years ended December 31, 2022 and December 31, 2021, respectively, which are included in the Equity Price Risk section below.
Enstar Group Limited | 2022 Form 10-K                 103

Item 7A | Quantitative and Qualitative Disclosures About Market Risk

	Run-off and Legacy Underwriting
	Credit Spread Shift in Basis Points
As at December 31, 2022	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value (1)	$9,771	$9,550	$9,338	$9,136	$8,943
Market Value Change from Base	4.6%	2.3%	—%	(2.2)%	(4.2)%
Change in Unrealized Value	$433	$212	$—	$(202)	$(395)

As at December 31, 2021	-100	-50	—	+50	+100
Total Market Value (1)	$12,935	$12,630	$12,342	$12,070	$11,811
Market Value Change from Base	4.8%	2.3%	—%	(2.2)%	(4.3)%
Change in Unrealized Value	$593	$288	$—	$(272)	$(531)
(1)     Excludes equity exchange-traded funds of $439 million and $373 million as of December 31, 2022 and December 31, 2021, respectively, which are included in the Equity Price Risk section below.

	Assumed Life
	Credit Spread Shift in Basis Points
As at December 31, 2022	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$1,026	$965	$908	$855	$806
Market Value Change from Base	13.0%	6.3%	—%	(5.8)%	(11.2)%
Change in Unrealized Value	$118	$57	$—	$(53)	$(102)

As at December 31, 2021	-100	-50	—	+50	+100
Total Market Value	$1,625	$1,536	$1,454	$1,378	$1,308
Market Value Change from Base	11.8%	5.6%	—%	(5.2)%	(10.0)%
Change in Unrealized Value	$171	$82	$—	$(76)	$(146)
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
Fixed Maturity and Short-Term Investments

As a holder of $9.6 billion of fixed maturity and short-term investments, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity investments of short-to-medium duration. At December 31, 2022, 36.9% of our fixed maturity and short-term investment portfolio was rated AA or higher by a major rating agency (December 31, 2021: 38.6%) with 6.5% rated lower than BBB- or non-rated (December 31, 2021: 5.6%). The portfolio as a whole, including cash, restricted cash, fixed maturity and short term investments and funds held - directly managed, had an average credit quality rating of A+ as of December 31, 2022 (December 31, 2021: A+). In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we believe we do not have significant concentrations of credit risk.
A summary of our fixed maturity and short-term investments by credit rating is as follows:
Enstar Group Limited | 2022 Form 10-K                 104

Item 7A | Quantitative and Qualitative Disclosures About Market Risk

Credit rating	2022	2021	Change
AAA	23.3%	23.5%	(0.2)%
AA	13.6%	15.1%	(1.5)%
A	33.4%	30.2%	3.2%
BBB	23.2%	25.6%	(2.4)%
Non-investment grade	6.0%	5.3%	0.7%
Not rated	0.5%	0.3%	0.2%
Total	100.0%	100.0%

Average credit rating	A+	A+
Reinsurance Balances Recoverable on Paid and Unpaid Losses

We have exposure to credit risk as it relates to our reinsurance balances recoverable on paid and unpaid losses. Our (re)insurance subsidiaries remain liable to the extent that retrocessionaires do not meet their contractual obligations and, therefore, we evaluate and monitor concentration of credit risk among our reinsurers28.
Funds Held

Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds held balance is credited with investment income and losses payable are deducted. We are subject to credit risk if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. Our funds held are shown under two categories on the consolidated balance sheets, where funds held upon which we receive the underlying portfolio investment returns are shown as "Funds held - directly managed", and funds held where we receive a fixed crediting rate or other contractually agreed return are shown as "Funds held by reinsured companies". Both types of funds held are subject to credit risk. We routinely monitor the creditworthiness of reinsured companies with whom we have funds held arrangements. As of December 31, 2022, we had funds held concentrations to reinsured companies exceeding 10% of shareholders’ equity of $5.0 billion (December 31, 2021: $4.4 billion) in aggregate. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due.
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

	2022	2021	Change
	(in millions of U.S. dollars)
Publicly traded equity investments in common and preferred stocks	$385	$281	$104
Privately held equity investments in common and preferred stocks	358	372	(14)
Private equity funds	1,282	752	530
Equity funds	3	5	(2)
Equity exchange traded funds	439	373	66
Fair value of equities at risk	$2,467	$1,783	$684

Impact of 10% decline in fair value	$247	$178	$69
28 A discussion of our reinsurance balances recoverable on paid and unpaid losses is in Note 8 in our consolidated financial statements.
Enstar Group Limited | 2022 Form 10-K                 105

Item 7A | Quantitative and Qualitative Disclosures About Market Risk

Hedge Funds

As of December 31, 2022, we had investments of $549 million (December 31, 2021: $291 million) in hedge funds, included within our other investments, at fair value, that have exposure to interest rate, credit spread, and equity price risk given the underlying assets in those funds.
As of December 31, 2022 and 2021, the impact of a 10% decline in the fair value of these investments would have been $55 million and $29 million, respectively.
Convertible Bonds

As of December 31, 2022, we had investments of $233 million (December 31, 2021: $223 million) in convertible bonds, included within our fixed income portfolio, that have exposure to equity price risk given the embedded derivatives in those investments.
As of December 31, 2022, a 10% decline in the underlying equity prices would result in a $8 million (December 31, 2021: $11 million) decline in the fair value of these investments. The sensitivity of the convertible bonds to interest rate and credit spread shocks have been included in the interest rate and credit spread analysis above.
Foreign Currency Risk

The table below summarizes our net exposures as of December 31, 2022 and 2021 to foreign currencies:

	AUD	CAD	EUR	GBP	Other	Total
	(in millions of U.S. dollars)
As of December 31, 2022
Total net foreign currency exposure	$17	$7	$(314)	$96	$29	$(164)
Pre-tax impact of a 10% movement in USD(1)	$2	$1	$(31)	$10	$3	$(16)

As of December 31, 2021
Total net foreign currency exposure	$(6)	$(10)	$15	$16	$(3)	$12
Pre-tax impact of a 10% movement in USD(1)	$(1)	$(1)	$2	$2	$—	$1
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
•Selectively utilizing foreign currency forward contracts to mitigate foreign currency risk.
Enstar Group Limited | 2022 Form 10-K                 106

We use foreign currency forward exchange rate contracts to manage foreign currency risk. To the extent our foreign currency exposure is not matched or hedged, we may experience foreign exchange losses or gains, which would be reflected in our consolidated results of operations and financial condition.

Enstar Group Limited | 2022 Form 10-K                 107

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Schedules other than those listed above are omitted as they are not applicable or the information has been included in the consolidated financial statements, notes thereto, or elsewhere herein.
Enstar Group Limited | 2022 Form 10-K                 108

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Enstar Group Limited
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Enstar Group Limited and its subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of earnings, of comprehensive income, of changes in shareholders’ equity, and of cash flows for the year then ended, including the related notes and schedules of summary of investments other than investments in related parties (Schedule I) as of December 31, 2022, condensed financial information of registrant (Schedule II), supplementary insurance information (Schedule III), and supplemental information concerning property/casualty insurance operations (Schedule VI) as of December 31, 2022 and for the year then ended, and reinsurance (Schedule IV) and valuation and qualifying accounts (Schedule V) for the year ended December 31, 2022 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Notes 2(b) and 9 to the consolidated financial statements, the Company changed the manner in which it accounts for the amortization of deferred charge assets and deferred gain liabilities in 2022.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance
Enstar Group Limited | 2022 Form 10-K                 109

with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of losses and loss adjustment expenses (including those at fair value)
As described in Notes 2, 10 and 13 to the consolidated financial statements, the Company has $11.7 billion of liabilities for losses and loss adjustment expenses and $1.3 billion of liabilities for losses and loss adjustment expenses, at fair value, as of December 31, 2022. The liability for losses and loss adjustment expenses, also referred to as loss reserves, represents management’s gross estimates before reinsurance for unpaid reported losses and includes losses that have been incurred but not yet reported using actuarial methods. Management performs an analysis of loss reserves by each portfolio that the Company has acquired. Exposures are separated into homogenous reserving classes, generally lines of business, within each portfolio. As disclosed by management, considerable judgment is used in the process of developing estimates of loss reserves, which involves uncertainty in several areas, including use of actual or industry data for model inputs, and various projection assumptions and judgments depending on product lines, coverage type, or policy year. Several actuarial methods may be used in analyzing and projecting potential reserve positions, and a mix of methods may be considered to form an aggregate reserve position for each portfolio. For loss reserves reported at fair value, the fair value is calculated as the aggregate of discounted cash flow plus a risk margin. The discounted cash flow approach uses estimated nominal cash flows based upon a payment pattern developed in accordance with actuarial methods and a discount rate based upon a high quality rated corporate bond yield plus a credit spread for non-performance risk. Key assumptions are made within each actuarial method, including loss development factors and expected loss ratios. In addition, in developing loss reserves for insurance claims with asbestos and environmental exposures, traditional actuarial methods cannot be used and therefore alternative actuarial methods are employed by management, including the asbestos ground-up exposure analysis (frequency-severity) method. Management uses a combination of additional actuarial methods, including the paid survival ratio, paid market share, and decay factor, among others, to periodically reevaluate the continued reasonableness of recorded loss reserves for these exposures. These methods involve the use of assumptions relating to expected future annual average payment amounts, paid survival ratios, estimated market share, and decay factors. Judgment is applied by management in evaluating the mix of methods selected to form an aggregate reserve position for each portfolio.
The principal considerations for our determination that performing procedures relating to the valuation of losses and loss adjustment expenses (including those at fair value) is a critical audit matter are (i) the significant judgment by management when developing the estimate of loss reserves, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the loss development factors, expected loss ratios, and selected aggregate reserve position for each portfolio for non-asbestos and environmental loss reserves, and expected future annual average payment amounts, paid survival ratios, estimated market share, decay factors, and the mix of methods selected to form an aggregate reserve position for asbestos and environmental loss reserves, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of loss reserves, including controls over the development of significant assumptions. These procedures also included, among others (i) the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of loss reserves, by reserving class, on a test
Enstar Group Limited | 2022 Form 10-K                 110

basis, and (ii) comparing the independent estimate to management’s actuarial determined reserves to evaluate the reasonableness of management’s estimate. Developing the independent estimate involved, on a test basis (i) independently developing the significant assumptions using actual historical data and loss development patterns, as well as industry data and other benchmarks, for the respective reserving classes, and (ii) testing the completeness and accuracy of data provided by management. For certain other reserving classes, professionals with specialized skill and knowledge were used to assist in testing management’s process on a sample basis. Testing management’s process included evaluating the reasonableness of the significant assumptions, the appropriateness of the actuarial methods used, and testing the completeness and accuracy of data used by management.
Valuation of defendant asbestos liabilities
As described in Notes 2 and 12 to the consolidated financial statements, the Company has $607 million of defendant asbestos and environmental liabilities as of December 31, 2022, substantially all of which consists of defendant asbestos liabilities. Defendant asbestos liabilities include amounts for indemnity and defense costs for pending and future asbestos-related claims, determined by management using actuarial methods. The actuarial methods utilize data resulting from claims experience and include the development of estimates of the potential value of asbestos-related claims asserted but not yet resolved, as well as the number and potential value of asbestos-related claims not yet asserted. In developing the estimate of liability for potential future claims, the actuarial methods project the potential number of future claims based on historical claim filings and health studies. The actuarial methods also utilize assumptions based on the Company’s historical proportion of claims resolved without payment, historical claim resolution costs for those claims that result in a payment, and historical defense costs. The liabilities are estimated by management using pending and projected future claim filings, projected payment rates, average claim resolution amounts, and estimated defense costs, which are derived based on assumptions relating to defense cost to indemnity cost ratios. Management utilizes judgment when determining the assumptions related to projected future claim filings, projected payment rates, and estimated defense costs.
The principal considerations for our determination that performing procedures relating to the valuation of defendant asbestos liabilities is a critical audit matter are (i) the significant judgment by management when developing the estimate of the liability, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to future claim filings, average claim resolution amounts, and defense cost to indemnity cost ratios, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of defendant asbestos liabilities, including controls over the development of significant assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in testing management’s process relating to the valuation of defendant asbestos liabilities, which included evaluating the reasonableness of the significant assumptions and the appropriateness of the actuarial methods used. Testing management’s process also included testing the completeness and accuracy of data used by management on a sample basis.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 1, 2023
We have served as the Company’s auditor since 2022.

Enstar Group Limited | 2022 Form 10-K                 111

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Enstar Group Limited:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Enstar Group Limited and subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2021, and the related notes and financial statement schedules I to VI (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Notes 2(b) and 9 to the consolidated financial statements, the Company has elected to change its method of accounting for deferred charge assets as of January 1, 2020.
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
Assessment of the estimate of loss reserves and asbestos and environmental liabilities
As discussed in Notes 1, 2(e), 2 (g), 10 and 12 to the consolidated financial statements, the Company has recorded a liability for loss and loss adjustment expenses (loss reserves) and defendant asbestos and environmental liabilities (asbestos and environmental liabilities) of $11,269 million and $638 million, respectively, as of December 31, 2021. Loss reserves include an amount determined from reported claims and an amount, based on historical loss experience and industry statistics, for losses incurred but not reported. Asbestos and environmental liabilities include amounts for indemnity and defense costs for pending and future claims, as well as estimated clean-up costs based on engineering reports. The Company establishes loss reserves and asbestos and environmental liabilities primarily based on actuarially determined estimates of ultimate losses and loss adjustment expenses, with the assistance of actuarial specialists.
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
Enstar Group Limited | 2022 Form 10-K                 112

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
Liability for loss and loss adjustment expenses, fair value
As discussed in Notes 1, 2(e), 10 and 13 to the consolidated financial statements, the Company used a discounted cash flow approach to estimate the liability for loss and loss adjustment expenses, fair value. The discounted cash flow approach uses estimated nominal cash flows based on a payment pattern developed in accordance with standard actuarial techniques. Nominal loss reserves include an amount determined from reported claims and an amount, based on historical loss experience and industry statistics, for losses incurred but not reported. The Company establishes nominal loss reserves primarily based on actuarially determined estimates of ultimate loss and loss adjustment expenses, with the assistance of actuarial specialists. The Company has recorded a liability for loss and loss adjustment expenses, fair value (loss reserves at fair value) of $1,989 million as of December 31, 2021.
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
Enstar Group Limited | 2022 Form 10-K                 113

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

/s/ KPMG Audit Limited
KPMG Audit Limited
We served as the Company’s auditor from 2012 to 2022.
Hamilton, Bermuda
February 24, 2022, except as to changes to deferred charge assets as described in Notes 2(b) and 9, which is as of March 1, 2023.

Enstar Group Limited | 2022 Form 10-K                 114

ENSTAR GROUP LIMITED
CONSOLIDATED BALANCE SHEETS
As of December 31, 2022 and 2021

	2022	2021
	(expressed in millions of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$14	$6
Short-term investments, available-for-sale, at fair value (amortized cost: 2022 — $37; 2021 — $34)	38	34
Fixed maturity securities, trading, at fair value	2,370	3,756
Fixed maturity securities, available-for-sale, at fair value (amortized cost: 2022 — $5,871; 2021 — $5,689; net of allowance: 2022 — $33; 2021 — $10)	5,223	5,652
Funds held - directly managed, at fair value	2,040	3,007
Equity securities, at fair value (cost: 2022 — $1,357; 2021 — $1,831)	1,250	1,995
Other investments, at fair value (includes $3 in 2022 of consolidated variable interest entities)	3,296	2,333
Equity method investments	397	493
Total investments (Note 6 and (Note 13)	14,628	17,276
Cash and cash equivalents	822	1,646
Restricted cash and cash equivalents	508	446
Reinsurance balances recoverable on paid and unpaid losses (net of allowance: 2022 — $131; 2021 — $136) (Note 8)	856	1,085
Reinsurance balances recoverable on paid and unpaid losses, at fair value (Note 8 and (Note 13)	275	432
Insurance balances recoverable (net of allowance: 2022 — $5; 2021 — $5) (Note 12)	177	213
Funds held by reinsured companies (Note 6)	3,582	2,340
Net deferred charge assets (Note 9)	658	598
Other assets	648	620
TOTAL ASSETS	$22,154	$24,656
LIABILITIES
Losses and loss adjustment expenses (Note 10)	$11,721	$11,269
Losses and loss adjustment expenses, at fair value (Note 10) and (Note 13)	1,286	1,989
Future policyholder benefits (Note 11)	1,184	1,502
Defendant asbestos and environmental liabilities (Note 12)	607	638
Insurance and reinsurance balances payable	100	254
Debt obligations (Note 17)	1,829	1,691
Other liabilities	462	581
TOTAL LIABILITIES	17,189	17,924
COMMITMENTS AND CONTINGENCIES (Note 25)
REDEEMABLE NONCONTROLLING INTERESTS (Note 18)	168	179
SHAREHOLDERS’ EQUITY (Note 19)
Ordinary Shares (par value $1 each, issued and outstanding 2022: 17,588,050; 2021: 18,223,574):
Voting Ordinary Shares (issued and outstanding 2022: 15,990,338; 2021: 16,625,862)	16	17
Non-voting convertible ordinary Series C Shares (issued and outstanding 2022: 1,192,941; 2021: 1,192,941)	1	1
Non-voting convertible ordinary Series E Shares (issued and outstanding 2022: 404,771 and 2021: 404,771)	—	—
Preferred Shares:
Series C Preferred Shares (issued and held in treasury 2022 and 2021: 388,571)	—	—
Series D Preferred Shares (issued and outstanding 2022 and 2021: 16,000; liquidation preference $400)	400	400
Series E Preferred Shares (issued and outstanding 2022 and 2021: 4,400; liquidation preference $110)	110	110
Treasury shares, at cost (Series C Preferred Shares 2022 and 2021: 388,571)	(422)	(422)
Joint Share Ownership Plan (voting ordinary shares, held in trust 2022 and 2021: 565,630)	(1)	(1)
Additional paid-in capital	766	922
Accumulated other comprehensive loss	(575)	(16)
Retained earnings	4,406	5,312
Total Enstar Shareholders’ Equity	4,701	6,323
Noncontrolling interests (Note 18)	96	230
TOTAL SHAREHOLDERS’ EQUITY	4,797	6,553
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY	$22,154	$24,656
See accompanying notes to the consolidated financial statements
Enstar Group Limited | 2022 Form 10-K                 115

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
	(expressed in millions of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$66	$245	$572
Net investment income	455	312	303
Net realized (losses) gains	(135)	(61)	19
Net unrealized (losses) gains	(1,479)	178	1,623
Other income	35	42	140
Net gain on purchase and sales of subsidiaries	—	73	3
Total income	(1,058)	789	2,660

EXPENSES
Net incurred losses and loss adjustment expenses
Current Period	48	172	405
Prior Period	(756)	(403)	(32)
Total net incurred losses and loss adjustment expenses	(708)	(231)	373
Policyholder benefit expenses	25	(3)	—
Amortization of net deferred charge assets	80	55	39
Acquisition costs	23	57	171
General and administrative expenses	331	367	502
Interest expense	89	69	59
Net foreign exchange (gains) losses	(15)	(12)	16
Total expenses	(175)	302	1,160

(LOSS) EARNINGS BEFORE INCOME TAXES	(883)	487	1,500
Income tax benefit (expense)	12	(27)	(24)
(Losses) earnings from equity method investments	(74)	93	239
NET (LOSS) EARNINGS FROM CONTINUING OPERATIONS	(945)	553	1,715
Net earnings from discontinued operations, net of income taxes	—	—	16
NET (LOSS) EARNINGS	(945)	553	1,731
Net loss (earnings) attributable to noncontrolling interest	75	(15)	28
NET (LOSS) EARNINGS ATTRIBUTABLE TO ENSTAR	(870)	538	1,759
Dividends on preferred shares	(36)	(36)	(36)
NET (LOSS) EARNINGS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(906)	$502	$1,723

(Loss) earnings per ordinary share attributable to Enstar:
Basic:
Net (loss) earnings from continuing operations	$(52.65)	$25.33	$79.60
Net earnings from discontinued operations	—	—	0.35
Net (loss) earnings per ordinary share	$(52.65)	$25.33	$79.95
Diluted:
Net (loss) earnings from continuing operations	$(52.65)	$24.94	$78.62
Net earnings from discontinued operations	—	—	0.35
Net (loss) earnings per ordinary share	$(52.65)	$24.94	$78.97
Weighted average ordinary shares outstanding:
Basic	17,207,229	19,821,259	21,551,408
Diluted	17,323,130	20,127,131	21,818,294
See accompanying notes to the consolidated financial statements
Enstar Group Limited | 2022 Form 10-K                 116

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
	(expressed in millions of U.S. dollars)

NET (LOSS) EARNINGS	$(945)	$553	$1,731

Other comprehensive (loss) income, net of income taxes:
Unrealized (losses) gains on fixed maturity available-for-sale investments arising during the year	(681)	(106)	105
Reclassification adjustment for change in allowance for credit losses recognized in net (loss) earnings	28	10	(1)
Reclassification adjustment for net realized losses (gains) included in net (loss) earnings	81	(6)	(18)
Reclassification to net (loss) earnings on disposal of subsidiary	—	—	(12)
Unrealized (losses) gains arising during the year, net of reclassification adjustments	(572)	(102)	74
Change in currency translation adjustment	—	2	(2)
Other	(2)	2	1
Total other comprehensive (loss) income	(574)	(98)	73

Comprehensive (loss) income	(1,519)	455	1,804
Comprehensive loss (income) attributable to noncontrolling interest	90	(15)	28
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ENSTAR	$(1,429)	$440	$1,832
See accompanying notes to the consolidated financial statements

Enstar Group Limited | 2022 Form 10-K                 117

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
	(expressed in millions of U.S. dollars)
Share Capital — Voting Ordinary Shares
Balance, beginning of year	$17	$19	$18
Issue of shares	—	—	1
Shares repurchased	(1)	(2)	—
Balance, end of year	$16	$17	$19
Share Capital — Non-Voting Convertible Ordinary Series C Shares
Balance, beginning of year	$1	$3	$3
Shares repurchased	—	(2)	—
Balance, end of year	$1	$1	$3
Share Capital — Non-Voting Convertible Ordinary Series E Shares
Balance, beginning of year	$—	$1	$1
Shares repurchased	—	(1)	—
Balance, end of year	$—	$—	$1
Share Capital - Series C Convertible Participating Non-Voting Preferred Shares
Balance, beginning and end of year	$—	$—	$—
Share Capital - Series D Preferred Shares
Balance, beginning and end of year	$400	$400	$400
Share Capital - Series E Preferred Shares
Balance, beginning and end of year	$110	$110	$110
Treasury Shares (Series C Preferred Shares)
Balance, beginning and end of year	$(422)	$(422)	$(422)
Joint Share Ownership Plan — Voting Ordinary Shares, Held in Trust
Balance, beginning of year	$(1)	$(1)	$—
Issue of shares	—	—	(1)
Balance, end of year	$(1)	$(1)	$(1)
Additional Paid-in Capital
Balance, beginning of year	$922	$1,836	$1,837
Repurchase of voting ordinary shares	(4)	(3)	(1)
Shares repurchased	(162)	(937)	(26)
Amortization of share-based compensation	10	26	26
Balance, end of year	$766	$922	$1,836
Accumulated Other Comprehensive (Loss) Income
Balance, beginning of year	$(16)	$81	$7
Cumulative currency translation adjustment
Balance, beginning of year	9	8	9
Change in currency translation adjustment	—	1	(1)
Balance, end of year	9	9	8
Defined benefit pension liability
Balance, beginning of year	2	—	(1)
Change in defined benefit pension liability	(2)	2	1
Balance, end of year	—	2	—
Unrealized (losses) gains on available-for-sale investments
Balance, beginning of year	(27)	73	(1)
Change in unrealized (losses) gains on available-for-sale investments	(557)	(100)	74
Balance, end of year	(584)	(27)	73
Balance, end of year	$(575)	$(16)	$81
Retained Earnings
Balance, beginning of year	$5,312	$4,809	$2,888
Net (loss) earnings	(945)	553	1,731
Net loss (earnings) attributable to noncontrolling interests	75	(15)	28
Dividends on preferred shares	(36)	(36)	(36)
Change in redemption value of redeemable noncontrolling interests	—	1	46
Cumulative effect of change in accounting principle - amortization of deferred charge assets (Note 9)	—	—	158
Cumulative effect of change in accounting principle - expected credit losses (1)	—	—	(6)
Balance, end of year	$4,406	$5,312	$4,809
Noncontrolling Interests (excludes redeemable noncontrolling interests)
Balance, beginning of year	$230	$14	$14
Increase due to acquisition	—	219	—
Dividends paid	(55)	(1)	—
Net loss attributable to noncontrolling interests	(70)	(1)	—
Change in unrealized losses on available-for-sale investments attributable to noncontrolling interests	(9)	(1)	—
Balance, end of year	$96	$230	$14
Total Shareholders’ Equity	$4,797	$6,553	$6,850
(1) Represents the impact of adopting ASU 2016-13 - Financial Instruments - Credit Losses.
 See accompanying notes to the consolidated financial statements
Enstar Group Limited | 2022 Form 10-K                 118

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
	(expressed in millions of U.S. dollars)
OPERATING ACTIVITIES:
Net (loss) earnings	$(945)	$553	$1,731
Net earnings from discontinued operations, net of income taxes	—	—	(16)
Adjustments to reconcile net (loss) earnings to cash flows provided by operating activities:
Realized losses (gains) on sale of investments	135	61	(19)
Unrealized losses (gains) on investments	1,479	(178)	(1,623)
Depreciation and other amortization	49	74	59
Amortization of net deferred charge assets	80	55	39
Losses (earnings) from equity method investments	74	(93)	(239)
Sales and maturities of trading securities	2,840	6,175	3,792
Purchases of trading securities	(1,849)	(3,064)	(2,139)
Payments to cover securities sold short	—	(1,156)	—
Proceeds from securities sold short	—	534	—
Net payments for derivative contracts	—	(94)	—
Net gain on purchase and sales of subsidiaries	—	(73)	(3)
Other	13	30	26
Changes in:
Reinsurance balances recoverable on paid and unpaid losses	375	248	52
Funds held by reinsured companies	(1,241)	(1,491)	(192)
Losses and loss adjustment expenses	(151)	1,870	1,003
Defendant asbestos and environmental liabilities	(31)	(68)	(141)
Insurance and reinsurance balances payable	(154)	(300)	87
Other operating assets and liabilities	(417)	718	369
Net cash flows provided by operating activities	257	3,801	2,786
INVESTING ACTIVITIES:
Acquisition, net of cash acquired	$—	$(206)	$—
Sales of subsidiaries, net of cash previously held	—	(214)	(14)
Sales and maturities of available-for-sale securities	2,502	3,085	2,260
Purchase of available-for-sale securities	(2,295)	(5,233)	(4,181)
Purchase of other investments	(1,552)	(910)	(975)
Proceeds from other investments	420	330	595
Other investing activities	6	1	(20)
Consolidation of the InRe Fund opening cash and restricted cash balances (Note 14)	—	574	—
Net cash flows used in investing activities	(919)	(2,573)	(2,335)
FINANCING ACTIVITIES:
Dividends on preferred shares	$(36)	$(36)	$(36)
Dividends paid to noncontrolling interests	(55)	(1)	—
Repurchase of shares	(163)	(942)	(26)
Issuance of debt, net of issuance costs	494	816	859
Repayment of debt	(356)	(574)	(679)
Net cash flows (used in) provided by financing activities	(116)	(737)	118
DISCONTINUED OPERATIONS CASH FLOWS:
Net cash flows provided by operating activities	—	—	108
Net cash flows used in investing activities	—	—	(130)
Net cash flows from discontinued operations	—	—	(22)
Enstar Group Limited | 2022 Form 10-K                 119

EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH, CASH EQUIVALENTS AND RESTRICTED CASH	16	4	(6)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(762)	495	541
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	2,092	1,373	971
NET CHANGE IN CASH OF BUSINESSES HELD-FOR-SALE	—	224	(139)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$1,330	$2,092	$1,373

Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$3	$10	$25
Interest paid	$86	$64	$51

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$822	$1,646	$901
Restricted cash and cash equivalents	508	446	472
Cash, cash equivalents and restricted cash	$1,330	$2,092	$1,373

Non-cash investing activities:
Receipt of AFS debt securities as consideration in exchange for assumption of liabilities	$508	$—	$—
Removal of equity method investment relating to acquisition of a subsidiary	—	(412)	—
Receipt of other investments as consideration	—	52	—
Contributions to other investments (1)	—	(481)	—
Redemption of other investments (1)	—	381	—
Reduction in investment fees (1)	—	100	—
Purchase of equity method investment through acquisition of subsidiary	—	—	(235)
Non-cash financing activities (2):
Distributions to redeemable noncontrolling interests	—	(202)	—
Increase in noncontrolling interests due to the acquisition of a subsidiary	—	(219)	—
Third-party capital withdrawal from the InRe Fund through transfer of trading security	—	(61)	—

(1)     The contributions to other investments was fully funded through the redemption of other investments and the reduction in investment fees.
(2)     Our non-cash financing activities for the year ended December 31, 2021 included the issuance of 89,590 shares following the exercise of 175,901 warrants on a non-cash basis.

See accompanying notes to the consolidated financial statements
Enstar Group Limited | 2022 Form 10-K                 120

Item 8 | Notes to Consolidated Financial Statements | Note 2 - Significant Accounting Policies

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022, 2021 and 2020
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
Enhanzed Re
Our majority owned subsidiary, Enhanzed Reinsurance Ltd. ("Enhanzed Re"), is included in the consolidated financial statements reported on a one quarter lag. The effect on our consolidated financial condition and results of operations of all material events occurring at Enhanzed Re through December 31, 2022 has been considered for adjustment and/or disclosure.
In August 2022, Enhanzed Re entered into a Master Agreement with Cavello Bay Reinsurance Limited (“Cavello”), a wholly-owned subsidiary of Enstar, and Allianz SE (“Allianz”). Pursuant to the Master Agreement, Enhanzed Re, Cavello and Allianz agreed to a series of transactions29 that allowed us to unwind Enhanzed Re’s operations in an orderly manner. The transactions included (i) commuting or novating all of the reinsurance contracts written by Enhanzed Re, (ii) repaying the $70 million of subordinated notes issued by Enhanzed Re to an affiliate of Allianz, and (iii) distributing Enhanzed Re’s excess capital to Cavello and Allianz in accordance with their respective equity ownership. As of December 31, 2022, all of the transactions were complete, and the impact of transactions completed in the fourth quarter 2022 will be reflected in our first quarter 2023 results, as a result of the one quarter reporting lag.
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

29 Refer to Note 10, Note 17 and Note 26 for additional details regarding completed transactions.
Enstar Group Limited | 2022 Form 10-K                 121

Item 8 | Notes to Consolidated Financial Statements | Note 2 - Significant Accounting Policies

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
(b) Deferred Charge Assets and Deferred Gain Liabilities
If, at the inception of a retroactive reinsurance contract, the estimated liabilities for losses and LAE exceed the premiums received, a deferred charge asset (“DCA”) is recorded for this difference. In contrast, if the premiums received are in excess of the estimated undiscounted ultimate losses payable, a deferred gain liability (“DGL”) is recorded. In addition, for retrocessions of losses and LAE reserves that we have assumed through retroactive reinsurance contracts where the retroceded liabilities exceed the retrocession premiums paid, we record a DGL.
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
Effective December 31, 2022, we voluntarily changed our accounting policy for calculating the amortization of our DCAs and DGLs. Previously, any change in ultimate losses on the contracts with a recognized DCA or DGL would result in the recognition of an adjustment to the DCA or DGL, as if the adjusted reserves had existed upon inception of the contract. We will no longer adjust the DCAs or DGLs for these events.
We continue to amortize the originating DCA balances over the estimated claim payment period of the related contracts with the amortization adjusted at each reporting period to reflect new estimates of the pattern and timing of remaining loss and LAE payments. Previously, the amortization of our DCAs and DGLs was included in net incurred losses and LAE. We now present the amortization of our DCAs and DGLs as a separate line item in our consolidated statements of earnings.
Refer to Note 9 for additional information.
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
For each reinsurance contact where a DCA has been recorded we assess for impairment at each reporting period by determining the rate of return that we are required to earn on the invested assets to ensure that all cashflows arising from the assumed liabilities are met in full over the projected remaining payout period. This required rate of return is compared against the modeled rate of return, the weighted average portfolio yield and the actual annualized rate of return in order to identify indicators that would lead us to record an impairment of the DCA.
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
Changes in reinsurance premium estimates for prospective risks are recorded as premiums written in the period in which they are determined.
Enstar Group Limited | 2022 Form 10-K                 122

Item 8 | Notes to Consolidated Financial Statements | Note 2 - Significant Accounting Policies

Certain contracts are retrospectively rated and provide for a final adjustment to the premium based on the final settlement of all losses. Premiums on such contracts are adjusted based upon contractual terms, and management judgment is involved with respect to the estimate of the amount of losses that we expect to incur. These adjustments to the premium are recognized at the time loss thresholds specified in the contract are exceeded and are earned over the coverage period, or are earned immediately if the period of risk coverage has passed.
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
Premiums receivable are reported net of an allowance for expected credit losses as appropriate. The allowance is based upon our ongoing review of amounts outstanding, historical loss data, including delinquencies and write-offs, current and forecasted economic conditions and other relevant factors. The credit risk on our premiums receivable balances is substantially reduced where we have the ability to cancel the underlying policy if the policyholder does not pay the related premium.
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
Deferred acquisition costs (“DAC”), recorded within other assets on the consolidated balance sheets, are limited to their estimated realizable value by line of business based on the related unearned premiums, anticipated claims and claim expenses and anticipated investment income.
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
Enstar Group Limited | 2022 Form 10-K                 123

Item 8 | Notes to Consolidated Financial Statements | Note 2 - Significant Accounting Policies

policy buyback does not necessarily impact the likelihood of other commutations or policy buybacks occurring in the future.
Commutations and policy buybacks provide an opportunity for us to exit exposures to certain policies and insureds generally at a discount to our estimate of the ultimate liability and provide us with the ability to eliminate exposure to further losses which can be beneficial to us as they legally extinguish liabilities in full, reducing the potential for future adverse loss development and future claims handling costs.
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
Any material acceleration of payout together with the impact of any material loss reserve savings in any period will also accelerate the amortization of any associated fair value adjustments in that period.
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
Fair Value Option
We have elected to apply the fair value option for certain reinsurance contracts including, loss portfolio transfers ("LPTs") and reinsurance to close ("RITC") transactions. This is an irrevocable election that applies to all balances under the reinsurance contract, including reinsurance balances recoverable on paid and unpaid losses and the liability for losses and LAE.
We use an internal model to calculate the fair value of the liability for losses and LAE and the reinsurance balances recoverable on paid and unpaid losses. The nominal amounts related to reinsurance balances recoverable on paid and unpaid losses and the liability for losses and LAE are inputs in our internal model. These liabilities are included in losses and LAE, at fair value on the consolidated balance sheets, and the changes in the liability are included in net incurred losses and LAE on the consolidated statements of earnings.
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
(g) Defendant Asbestos and Environmental Liabilities
Enstar Group Limited | 2022 Form 10-K                 124

Item 8 | Notes to Consolidated Financial Statements | Note 2 - Significant Accounting Policies

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
Changes to our estimate of these liabilities are recorded to other income (expense) within the consolidated statements of earnings in the period that our estimate is adjusted.
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
Short-term investments and fixed maturity investments
Enstar Group Limited | 2022 Form 10-K                 125

Item 8 | Notes to Consolidated Financial Statements | Note 2 - Significant Accounting Policies

Short-term investments comprise investments with a maturity greater than three months up to one year from the date of purchase. Fixed maturities comprise investments with a maturity of greater than one year from the date of purchase.
Short-term and fixed maturity investments classified as trading are carried at fair value, with realized and unrealized gains and losses included in net earnings and reported as net unrealized gains and losses.
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
Allowance for Credit Losses
Each reporting period we identify any credit losses on our investment portfolios not measured at fair value through net earnings. Credit losses on our fixed income securities, AFS are recognized through an allowance account which is deducted from the amortized cost basis of the security, with the net carrying value of the security presented on the consolidated balance sheet at the amount expected to be collected.
To calculate the amount of the credit loss, we compare the present value of the expected future cash flows with the amortized cost basis of the fixed income securities, AFS, with the amount of the credit loss recognized being limited to the excess of the amortized cost basis over the fair value of the fixed income securities, AFS, effectively creating a “fair value floor”.
For our fixed income securities, AFS that we do not intend to sell or for which it is more likely than not that we will not be required to sell before an anticipated recovery in value, we separate the credit loss component of any unrealized losses from the amount related to all other factors and record the credit loss component in net realized gains (losses) in our consolidated statements of earnings. The unrealized losses related to non-credit factors is recorded in other comprehensive income. The allowance for credit losses account is adjusted for any additional credit losses, write-offs and subsequent recoveries and is reflected in our consolidated statements of earnings.
For our fixed income securities, AFS where we record a credit loss, a determination is made as to the cause of the credit loss and whether we expect a recovery in the fair value of the security. For our fixed income securities, AFS where we expect a recovery in fair value, the constant effective yield method is utilized, and the investment is amortized to par.
For our fixed income securities, AFS that we intend to sell or for which it is more likely than not that we will be required to sell before an anticipated recovery in fair value, the full amount of the unrealized loss is included in net realized gains (losses). The new cost basis of the investment is the previous amortized cost basis less the credit loss recognized in net realized gains (losses). The new cost basis is not adjusted for any subsequent recoveries in fair value.
Our allowance for credit losses is derived based on various data sources, multiple key inputs and forecast scenarios. These include default rates specific to the individual security, vintage of the security, geography of the issuer of the security, industry analyst reports, credit ratings and consensus economic forecasts.
To determine the credit losses on our fixed income securities, AFS, we use the PD and LGD methodology through a third-party proprietary tool which calculates the expected credit losses based on a discounted cash flow method. The tool uses effective interest rates to discount the expected cash flows associated with each AFS security to determine its fair value, which is then compared with its amortized cost basis to derive the credit loss on the security.
The methodology and inputs used to determine the credit loss by security type are as follows:
Enstar Group Limited | 2022 Form 10-K                 126

Item 8 | Notes to Consolidated Financial Statements | Note 2 - Significant Accounting Policies

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
We report the investment income accrued on our fixed income securities, AFS within other assets and therefore separately from the underlying fixed income securities, AFS. Due to the short-term period during which accrued investment income remains unpaid, which is typically six months or less since the coupon on our debt securities is paid semi-annually or more frequently, we elected not to establish an allowance for credit losses on our accrued investment income balances. Accrued investment income is written off through net realized gains (losses) at the time the issuer of the debt security defaults or is expected to default on payments.
Uncollectible fixed income securities are written off when we determine that no additional payments of principal or interest will be received.
Equity Securities
We hold investments in publicly traded equities, exchange-traded funds and privately held equities. Unless we have elected the measurement alternative, our equity investments are carried at fair value with realized and unrealized gains and losses included in net earnings and recorded as net realized and unrealized gains and losses, respectively.
We may elect to measure a privately held equity without a readily determinable fair value that does not qualify for the practical expedient to estimate fair value at its cost less impairment, if any.
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
Equity method investments
Enstar Group Limited | 2022 Form 10-K                 127

Item 8 | Notes to Consolidated Financial Statements | Note 2 - Significant Accounting Policies

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
Funds held are shown under two categories on the consolidated balance sheets, funds held where we receive the underlying portfolio economics are shown as "Funds held - directly managed", and funds held where we receive a fixed crediting rate or other contractually agreed return are shown as "Funds held by reinsured companies". Where we receive a contractually agreed return, we evaluate whether we are required to recognize an embedded derivative.
Funds held by reinsured companies are carried at cost and any embedded derivative is carried at fair value.
Funds held - directly managed, are carried at fair value because it represents the aggregate of funds held at cost and the value of an embedded derivative. The embedded derivative relates to our contractual right to receive the return on the underlying investment portfolio and the performance risk of the individual assets supporting the reinsurance contract.
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
Enstar Group Limited | 2022 Form 10-K                 128

Item 8 | Notes to Consolidated Financial Statements | Note 2 - Significant Accounting Policies

and expenses of such foreign entities are translated at average exchange rates during the year. The effect of the currency translation adjustments for these foreign entities is included in AOCI.
Other foreign currency assets and liabilities that are considered monetary items are translated at exchange rates in effect at the balance sheet date. Foreign currency revenues and expenses are translated either at transaction date exchange rates or using an appropriately weighted average exchange rate for the reporting period. These exchange gains and losses are recognized in net foreign exchange gains (losses) in our consolidated statements of earnings.
(n) Share-based Compensation
We use three types of share-based compensation arrangements: (i) restricted shares, restricted share units (“RSUs”) and performance share units ("PSUs"), (ii) joint share ownership program ("JSOP"), and (iii) shares issued under our employee share purchase plans. Our share-based compensation awards qualify for equity classification. We issue new shares once the awards have vested.
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
Embedded derivatives are generally presented with the host contract in the consolidated balance sheets. The corresponding host contract is accounted for according to the accounting guidance applicable for that instrument. Our convertible bond portfolio, recorded within fixed maturity securities, trading and AFS on the consolidated balance sheets, and certain of our funds held arrangements (as described above) contain embedded derivatives.
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
(q) Earnings Per Share
Enstar Group Limited | 2022 Form 10-K                 129

Item 8 | Notes to Consolidated Financial Statements | Note 2 - Significant Accounting Policies

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
(r) Acquisitions and Goodwill
We record business acquisition assets and liabilities at their estimated fair value. The fair values of each of the acquired (re)insurance assets and liabilities are derived from probability-weighted ranges of the associated projected cash flows, based on actuarially prepared information and our run-off strategy.
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
The difference between the nominal carrying values of the acquired reinsurance liabilities and assets as of the acquisition date and their fair value is recorded as a fair value adjustment ("FVA") on the consolidated balance sheet. The FVA is amortized over the estimated payout period of the acquired outstanding losses and LAE and reinsurance balances recoverable. We carry unamortized FVA balances on the following consolidated balance sheet captions: losses and loss adjustment expenses, defendant asbestos and environmental liabilities and reinsurance balances recoverable on paid and unpaid losses.
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
(s) Redeemable Noncontrolling Interests
We have contracted with certain parties holding noncontrolling interests in certain of our subsidiaries. These contracts provide certain redemption rights to the holders, which may be settled in our own shares or cash or a combination of cash and shares, at our option.
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
Enstar Group Limited | 2022 Form 10-K                 130

Item 8 | Notes to Consolidated Financial Statements | Note 2 - Significant Accounting Policies

A business classified as held-for-sale is recorded at the lower of its carrying amount or estimated fair value less costs to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Assets and liabilities related to the business classified as held-for-sale are separately reported in our consolidated balance sheets beginning in the period in which the business is classified as held-for-sale.
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
New Accounting Standards Adopted in 2022
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
The adoption of ASU 2021-04 did not have an impact on our consolidated financial statements and disclosures.

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
We will adopt ASU 2018-12 effective January 1, 2023 using the modified retrospective transition approach, with a transition date of September 1, 2021. This is the date that we acquired Enhanzed Re through a step acquisition and consolidated Enhanzed Re’s existing assets and liabilities, including all of our future policyholder benefit contracts. We do not anticipate that the adoption of this standard will have a material impact on our shareholders’ equity as of the transition date.
We have estimated the impact of remeasuring the discount rate assumptions applied to our future policyholder benefits using an upper-medium grade fixed-income instrument yield for each reporting period from transition to December 31, 2022. We anticipate that the adoption of ASU 2018-12 as of January 1, 2023 will result in an increase to AOCI of between $340 million and $380 million. The impact of remeasuring our future policyholder benefits from September 1, 2021 to December 31, 2022 is primarily driven by a change in the discount rate assumption, which
Enstar Group Limited | 2022 Form 10-K                 131

Item 8 | Notes to Consolidated Financial Statements | Note 3 - Segment Information

reflected increases in interest rates during 2022. This impact to AOCI will be reclassified to earnings upon the novation of the Enhanzed Re life business that will be included in the first quarter 2023 financial statements.
Adopting ASU 2018-12 will also require us to expand our future policyholder benefit disclosures.

Enstar Group Limited | 2022 Form 10-K                 132

Item 8 | Notes to Consolidated Financial Statements | Note 3 - Segment Information

3. SEGMENT INFORMATION

Our segment structure aligns with how our chief operating decision maker ("CODM"), our Chief Executive Officer, views our business, assesses performance and allocates resources to our business components. Our business is organized into four reportable segments:
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
•Assumed Life: The Assumed Life segment includes Enhanzed Re’s life and property aggregate excess of loss (catastrophe) business.
In 2021, we ceased accepting any new catastrophe reinsurance business and, in 2022, we completed a series of commutation and novation agreements which ceased any continuing reinsurance obligations for this segment. Given our rationalization of the Enhanzed Re reinsurance business30, we have renamed the segment from Enhanzed Re to Assumed Life in 2022. We may leverage this segment for any future potential assumed life business transactions if and when they occur. Our primary objective of the Assumed Life segment is to reinsure products that focus on longevity and investment risks.
The Assumed Life segment results comprises net premiums earned, net incurred losses and LAE, policyholder benefit expenses, acquisition costs and general and administrative expenses.
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
Prior to January 1, 2021, this segment comprised SGL No. 1 Limited (“SGL No. 1”)'s 25% net share of Atrium's Syndicate 609 business at Lloyd's and StarStone International. From January 1, 2021, this segment comprises SGL No.1's 25% gross share of the 2020 and prior underwriting years of Atrium's Syndicate 609 at Lloyd's, offset by the contractual transfer of the results of that business to the Atrium entities that were divested in an exchange transaction (the “Exchange Transaction”)31. There is no net retention for Enstar on Atrium's 2020 and prior underwriting years.
The Legacy Underwriting segment results comprises net premiums earned, net investment income, net realized gains (losses), net unrealized gains (losses), other income (expense), net incurred losses and LAE, acquisition costs and general and administrative expenses.
Management measures segment performance based on segment income (loss). Segment income (loss) is derived by including certain items from total income and net earnings (loss) attributable to Enstar ordinary shareholders, as
30 Refer to Note 1 for additional details.
31 Refer to Note 5 for a discussion of the Exchange Transaction.
Enstar Group Limited | 2022 Form 10-K                 133

Item 8 | Notes to Consolidated Financial Statements | Note 3 - Segment Information

defined above. Income and expense items that are not directly attributable to our reportable segments are included within our corporate and other activities, which do not qualify as an operating segment. These include,
a.holding company income and expenses,
b.the amortization of net DCAs on retroactive reinsurance contracts,
c.the amortization of fair value adjustments associated with the acquisition of companies,
d.changes in the discount rate and risk margin components of the fair value of assets and liabilities related to our assumed retroactive reinsurance contracts for which we have elected the fair value option,
e.corporate expenses not allocated to our reportable segments,
f.debt servicing costs,
g.net foreign exchange gains (losses),
h.gains (losses) arising on the purchases and sales of subsidiaries (if any),
i.income tax benefit (expense),
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

Enstar Group Limited | 2022 Form 10-K                 134

Item 8 | Notes to Consolidated Financial Statements | Note 3 - Segment Information

The following tables set forth select consolidated statement of earnings results by segment for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
	(in millions of U.S. dollars)
Income
Run-off	$62	$255	$191
Assumed Life	17	5	—
Investments	(1,159)	429	1,898
Legacy Underwriting	10	43	587
Subtotal	(1,070)	732	2,676
Corporate and other	12	57	(16)
Total income	$(1,058)	$789	$2,660

(Losses) earnings from equity method investments
Investments	$(74)	$93	$239

Segment net (loss) earnings
Run-off	$339	$217	$143
Assumed Life	40	6	—
Investments	(1,270)	485	2,102
Legacy Underwriting	—	—	(93)
Total segment net (loss) earnings	(891)	708	2,152
Corporate and other:
Other income (expense) (1)	12	(16)	(19)
Net gain on purchase and sale of subsidiaries	—	73	3
Net incurred losses and LAE (2)	218	59	(147)
Policyholder benefit expenses	—	(1)	—
Amortization of net deferred charge assets	(80)	(55)	(39)
General and administrative expenses	(142)	(131)	(136)
Interest expense	(89)	(69)	(59)
Net foreign exchange gains (losses)	15	12	(16)
Income tax benefit (expense)	12	(27)	(24)
Net earnings from discontinued operations, net of income tax	—	—	16
Net loss (earnings) attributable to noncontrolling interest	75	(15)	28
Dividends on preferred shares	(36)	(36)	(36)
Total - Corporate and other	(15)	(206)	(429)
Net (loss) earnings attributable to Enstar Ordinary Shareholders	$(906)	$502	$1,723
(1) Other income (expense) for corporate and other activities includes the amortization of fair value adjustments associated with the acquisition of DCo, LLC (“Dco”) and Morse TEC LLC (“Morse TEC”).
(2) Net incurred losses and LAE for corporate and other activities includes the fair value adjustments associated with the acquisition of companies and the changes in the discount rate and risk margin components of the fair value of assets and liabilities related to our assumed retroactive reinsurance contracts for which we have elected the fair value option.

Enstar Group Limited | 2022 Form 10-K                 135

Item 8 | Notes to Consolidated Financial Statements | Note 4 - Business Acquisitions

Gross Premiums Written by Geographical Area
The following table summarizes our gross premiums written by geographical region, which is based upon the location of the subsidiaries underwriting the policies, respectively, for the years ended December 31, 2022, 2021 and 2020.

	2022
	Run-off		Assumed Life		Legacy Underwriting		Total
	Total	%	Total	%	Total	%	Total	%
	(In millions of U.S. dollars, except percentages)
United States	$3	60.0%	$—	—%	$8	100.0%	$11	44.0%
United Kingdom(1)	(7)	(140.0)%	—	—%	—	—%	(7)	(28.0)%
Europe	1	20.0%	12	100.0%	—	—%	13	52.0%
Asia	8	160.0%	—	—%	—	0.0%	8	32.0%
Rest of World	—	—%	—	—%	—	0.0%	—	—%
Total	$5	100.0%	$12	100.0%	$8	100.0%	$25	100.0%
(1)    Gross premiums written were negative for Run-off segment business located in the U.K., primarily as a result of an agreement made between one of our subsidiaries and a cedant to return premiums written.

	2021
	Run-off		Assumed Life		Legacy Underwriting		Total
	Total	%	Total	%	Total	%	Total	%
	(In millions of U.S. dollars, except percentages)
United States	$14	27.5%	$—	—%	$25	48.1%	$39	36.9%
United Kingdom	15	29.4%	—	—%	4	7.7%	19	17.9%
Europe	9	17.6%	3	100.0%	5	9.6%	17	16.0%
Asia	6	11.8%	—	—%	2	3.8%	8	7.5%
Rest of World	7	13.7%	—	—%	16	30.8%	23	21.7%
Total	$51	100.0%	$3	100.0%	$52	100.0%	$106	100.0%

	2020
	Run-off		Legacy Underwriting		Total
	Total	%	Total	%	Total	%
	(In millions of U.S. dollars, except percentages)
United States	$5	100.0%	$178	32.5%	$183	33.2%
United Kingdom	—	—%	119	21.8%	119	21.6%
Europe	1	20.0%	82	15.0%	83	15.0%
Asia	—	—%	68	12.4%	68	12.3%
Rest of World	(1)	(20.0)%	100	18.3%	99	17.9%
Total	$5	100.0%	$547	100.0%	$552	100.0%
Enstar Group Limited | 2022 Form 10-K                 136

Item 8 | Notes to Consolidated Financial Statements | Note 4 - Business Acquisitions

4. BUSINESS ACQUISITIONS

Enhanzed Re
On September 1, 2021, we completed the purchase of the entire 27.7% equity interest in Enhanzed Re held by an affiliate of Hillhouse Group for cash consideration of $217 million and assumed the Hillhouse Group's affiliate's remaining outstanding capital commitment to Enhanzed Re of $40 million (the "Step Acquisition").
Following the completion of the Step Acquisition, our equity interest in Enhanzed Re increased from 47.4% to 75.1%. Effective September 1, 2021, we consolidated Enhanzed Re (previously accounted for as an equity method investment) and eliminated any intercompany transactions and balances between us and Enhanzed Re.
On December 28, 2022, Enhanzed Re acquired Allianz SE’s ("Allianz")32 remaining 24.9% interest for $174 million, the impact of which will be reflected in our first quarter 2023 results as a result of reporting the results of Enhanzed Re on a one quarter lag.
The following table represents the fair value of net assets acquired, inclusive of the net effect of settlement of pre-existing relationships, as of September 1, 2021:

	Fair Value of Net Assets Acquired, Before Settlement of Pre-existing Relationships	Net Effect of Settlement of Pre-existing Relationships	Net Effect of Step Acquisition
	(in millions of U.S. dollars)
ASSETS
Fixed maturities, trading, at fair value	$49	$—	$49
Funds held - directly managed	2,576	(304)	2,272
Equities, at fair value	855	—	855
Other investments, at fair value	14	—	14
Total investments	3,494	(304)	3,190
Cash and cash equivalents	11	—	11
Funds held by reinsured companies	214	—	214
Other assets	8	—	8
TOTAL ASSETS	$3,727	$(304)	$3,423
LIABILITIES
Losses and LAE	$1,113	$(271)	$842
Future policyholder benefits	1,539	—	1,539
Debt obligations	76	—	76
Insurance and reinsurance balances payable	102	(6)	96
Other liabilities	16	(7)	9
TOTAL LIABILITIES	2,846	(284)	2,562
NET ASSETS ACQUIRED AT FAIR VALUE	$881	$(20)	$861
Less:
Cash consideration paid to Hillhouse Group affiliate			$217
Fair value of previously held equity method investment			418
Fair value of noncontrolling interest			219
Adjustment for the fair value of pre-existing relationships			(20)
Total purchase price			834
Bargain purchase gain			$27
32 Refer to Note 26 for further information.
Enstar Group Limited | 2022 Form 10-K                 137

Item 8 | Notes to Consolidated Financial Statements | Note 5 - Divestitures, Held-for-Sale Businesses and Discontinued Operations

During the third quarter of 2021, we recognized a total gain on the Step Acquisition of $47 million, which was recorded in net gain on purchase and sales of subsidiaries in our consolidated statements of earnings, and consisted of a bargain purchase gain, a gain on remeasurement of our previously held equity investment to fair value and a gain on settlement of pre-existing relationships.
We recognized a bargain purchase gain of $27 million for the year ended December 31, 2021 as the fair value of the interest in the net assets acquired exceeded the total purchase price. The bargain purchase gain was attributable to the negotiation process with Hillhouse Group and the resulting cash consideration paid was based on 90% of Enhanzed Re's total shareholders' equity as of June 30, 2021 which was less than the fair value of the net assets acquired.
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
(1)Excludes earnings from our previously held equity method investment in Enhanzed Re33.
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
33 Refer to Note 23 for further information.
Enstar Group Limited | 2022 Form 10-K                 138

Item 8 | Notes to Consolidated Financial Statements | Note 5 - Divestitures, Held-for-Sale Businesses and Discontinued Operations

5. DIVESTITURES, HELD-FOR-SALE BUSINESSES AND DISCONTINUED OPERATIONS

The following table provides a summary of the net gain on sales of subsidiaries which was recorded in net gain on purchase and sales of subsidiaries included in our consolidated statements of earnings for the years ended December 31, 2021 and 2020:

	2021	2020
	(in millions of U.S. dollars)
Atrium	$(8)	$—
SUL	23	—
Other	11	3
Net gain on sales of subsidiaries	$26	$3
Atrium Exchange Transaction
In 2020 and 2021 we executed a series of transactions to exit our direct investment in active underwriting businesses. We completed these transaction with our co-investors and connected parties, Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. (collectively, the "Trident V Funds"), managed by StonePoint Capital LLC (“Stone Point”) and Dowling Capital Partners I, L.P. and Capital City Partners LLC (collectively, the "Dowling Funds").
In November 2020, we sold our majority interest in StarStone U.S. to Core Specialty, a newly formed entity.
In January 2021, we acquired the Trident V Fund’s interest in Core Specialty in exchange for a portion of our indirect interest in Northshore (the holding company of Atrium and Arden), and subsequently deconsolidated Northshore. As of December 31, 2022, we hold a 13.8% interest in Northshore and a 19.9% interest in Core Specialty.
Through our wholly owned subsidiary, SGL No. 1, a Lloyd’s corporate member, we provided 25% of the underwriting capacity on the 2017 to 2020 underwriting years of Atrium's Syndicate 609 at Lloyd’s. In conjunction with the completion of the Exchange Transaction, SGL No.1 ceased its provision of underwriting capacity on Syndicate 609 for future underwriting years.
SGL No.1 was obligated to support underwriting capacity on Syndicate 609 through the provision of Funds at Lloyd’s (“FAL”), and settled its share of the 2020 and prior underwriting years for the economic benefit of Atrium via reinsurance agreements with Arden and a Syndicate 609 Capacity Lease Agreement with Atrium 5 Limited, a UK domiciled subsidiary of Atrium through December 31, 2022.
As a result of these contractual arrangements, the net loss reserve liabilities, cash, investments and other assets that support those liabilities, will be settled by: i) the distribution of SGL No.1’s share of the Syndicate 609 result; ii) the settlement of the net payable or receivable position on the reinsurance agreement with Arden; and iii) the required settlement, if any, of the Syndicate 609 Capacity Lease Agreement payable, which will occur in 2023.
Balances due from (due to) under these contractual arrangements as of December 31, 2022 and 2021 were as follows:

	2022	2021
	(in millions of U.S. dollars)
Distribution of SGL No.1 share of Syndicate 609 results	$21	$34
Due to Arden under reinsurance agreement	(10)	(22)
Due to Atrium 5 Limited under Capacity Lease Agreement	(11)	(12)
Net balances with Northshore Group	$—	$—
As of December 31, 2022, we carried gross loss reserves of $173 million (2021: $215 million), reinsurance recoverables of $35 million (2021: $62 million) and net assets required to support the net insurance liabilities of $138 million (2021: $152 million).
Enstar Group Limited | 2022 Form 10-K                 139

Item 8 | Notes to Consolidated Financial Statements | Note 5 - Divestitures, Held-for-Sale Businesses and Discontinued Operations

For the years ended December 31, 2022 and 2021, there was no retention by Enstar of the net results of Atrium's 2020 and prior underwriting years as the business was contractually transferred to the Atrium entities that were divested in the Exchange Transaction.
Recapitalization of StarStone U.S. and Discontinued Operations
On November 30, 2020, we completed the sale and recapitalization of StarStone U.S. through the sale of StarStone U.S. to Core Specialty. We received consideration of $282 million in the form of common shares of Core Specialty and cash.
The StarStone U.S. business qualified as a discontinued operation. The following table summarizes the components of net earnings (loss) from discontinued operations, net of income taxes, related to StarStone U.S., on the consolidated statements of earnings for the year ended December 31, 2020:

2020
(in millions of U.S. dollars)
INCOME
Net premiums earned	$291
Net investment income	13
Net realized gains	4
Net unrealized gains	2
310
EXPENSES
Net incurred losses and LAE	192
Acquisition costs	58
General and administrative expenses	60
Interest expense	2
312
LOSS BEFORE INCOME TAXES	(2)
Income tax benefit	2
NET EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES, BEFORE GAIN ON SALE	$—

DISPOSAL
Consideration received	$282
Less: Carrying value of subsidiary	(278)
Add: Net realized gains on AFS securities and cumulative currency translation adjustments previously recognized in AOCI	12
Gain on sale of subsidiary	$16

NET EARNINGS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	$16
Net (earnings) from discontinued operations attributable to noncontrolling interest	(9)
NET EARNINGS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$7
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
Enstar Group Limited | 2022 Form 10-K                 140

Item 8 | Notes to Consolidated Financial Statements | Note 6 - Investments

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
In addition, concurrent with the sale of StarStone U.S. to Core Specialty, one of our wholly-owned subsidiaries entered into a Transition Services Agreement ("TSA") with Core Specialty to provide certain transitional services relating to the StarStone U.S. businesses. The TSA was terminated in November 2022.
Reinsurance transactions previously eliminated on consolidation
The table below presents a summary of the total income and expenses which have been recognized within our continuing operations relating to transactions, primarily reinsurances, between StarStone U.S. and us:

	2022	2021	2020
	(in millions of U.S. dollars)
Total income (1)	$—	$(1)	$12
Total expenses (1)	18	20	(16)
Net (loss) earnings	$(18)	$(21)	$28
(1) For the year ended December 31, 2021, negative total income was driven by a premium adjustment. For the year ended December 31, 2020, negative total expenses were driven by favorable loss development on the losses and LAE reserves ceded by StarStone U.S. to our subsidiaries.
Cash flows
The cash (outflows) inflows between our subsidiaries and StarStone U.S. for the years ended December 31, 2022, 2021 and 2020 were $(129) million, $(102) million and $99 million, respectively.
Equity method investment
Our investment in the common shares of Core Specialty, which is included in equity method investments on our consolidated balance sheets, was $211 million as of December 31, 2022 (2021: $225 million).
During the year ended December 31, 2022, our proportionate share of loss on our investment in Core Specialty was $14 million (2021: $6 million), which is included within earnings from equity method investments in our consolidated statement of earnings and is recorded on a quarter lag.
Run-off of StarStone International (non-U.S.)
In June 2020, we placed StarStone International into an orderly run-off (the "StarStone International Run-Off"). The results of StarStone International are included within continuing operations.
In March 2021, we sold StarStone Underwriting Limited ("SUL"), a Lloyd's managing agency, together with the right to operate Lloyd's Syndicate 1301 for the 2021 and future years of account, to Inigo Limited ("Inigo"), in exchange for shares in Inigo and cash. We recognized a gain on the sale of $23 million. In addition, we committed to invest up to $27 million in Inigo.
As of December 31, 2022, our investment in Inigo, which is accounted for as a privately held equity investment and carried at fair value, was $40 million (2021: $43 million), and we have funded $22 million of our capital commitment, with $5 million yet to be called by Inigo.
Enstar Group Limited | 2022 Form 10-K                 141

Item 8 | Notes to Consolidated Financial Statements | Note 6 - Investments

6. INVESTMENTS

We hold:
i.trading portfolios of short-term and fixed maturity investments and equities, carried at fair value;
ii.AFS portfolios of short-term and fixed maturity investments, carried at fair value;
iii.other investments carried at fair value;
iv.equity method investments; and
v.funds held - directly managed, carried at fair value.
Short-term and Fixed Maturity Investments
Asset Types
The fair values of the underlying asset categories comprising our short-term and fixed maturity investments classified as trading and AFS and the fixed maturity investments included within our funds held - directly managed balance were as follows as of December 31, 2022 and 2021:

	2022
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Fixed maturities, funds held - directly managed	Total
	(in millions of U.S. dollars)
U.S. government and agency	$14	$10	$64	$300	$128	$516
U.K. government	—	3	42	33	4	82
Other government	—	—	188	131	143	462
Corporate (1)	—	25	1,594	2,988	679	5,286
Municipal	—	—	59	99	53	211
Residential mortgage-backed	—	—	77	362	113	552
Commercial mortgage-backed	—	—	191	628	203	1,022
Asset-backed	—	—	155	682	77	914
Structured products	—	—	—	—	586	586
Total fixed maturity and short-term investments	$14	$38	$2,370	$5,223	$1,986	$9,631
(1) Includes convertible bonds of $233 million, which includes embedded derivatives of $34 million.

	2021
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Fixed maturities, funds held - directly managed	Total
	(in millions of U.S. dollars)
U.S. government and agency	$3	$25	$102	$434	$183	$747
U.K. government	—	—	73	10	—	83
Other government	3	—	285	128	247	663
Corporate (1)	—	8	2,660	3,350	796	6,814
Municipal	—	—	85	128	73	286
Residential mortgage-backed	—	—	104	391	115	610
Commercial mortgage-backed	—	—	250	562	262	1,074
Asset-backed	—	1	197	649	97	944
Structured products	—	—	—	—	1,033	1,033
Total fixed maturity and short-term investments	$6	$34	$3,756	$5,652	$2,806	$12,254
(1) Includes convertible bonds of $223 million, which includes embedded derivatives of $43 million.
Enstar Group Limited | 2022 Form 10-K                 142

Item 8 | Notes to Consolidated Financial Statements | Note 6 - Investments

Included within residential and commercial mortgage-backed securities as of December 31, 2022 were securities issued by U.S. governmental agencies with a fair value of $429 million (as of December 31, 2021: $460 million).
The fair value of fixed maturities, trading and fixed maturities, AFS, which have been non-income producing for the twelve months preceding December 31, 2022 was $8 million and $25 million, respectively.
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

As of December 31, 2022	Amortized Cost	Fair Value	% of Total Fair Value
	(in millions of U.S. dollars)
One year or less	$343	$334	3.5%
More than one year through five years	3,103	2,826	29.3%
More than five years through ten years	2,351	1,952	20.3%
More than ten years	2,981	2,031	21.1%
Residential mortgage-backed	613	552	5.7%
Commercial mortgage-backed	1,115	1,022	10.6%
Asset-backed	952	914	9.5%
	$11,458	$9,631	100.0%
Unrealized Gains and Losses on AFS Short-Term and Fixed Maturity Investments
The amortized cost, unrealized gains and losses, allowance for credit losses and fair values of our short-term and fixed maturity investments classified as AFS as of December 31, 2022 and 2021 were as follows:

			Gross Unrealized Losses
As of December 31, 2022	Amortized Cost	Gross Unrealized Gains	Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
	(in millions of U.S. dollars)
U.S. government and agency	$338	$—	$(28)	$—	$310
U.K. government	36	2	(2)	—	36
Other government	146	1	(15)	(1)	131
Corporate	3,466	7	(428)	(32)	3,013
Municipal	120	1	(22)	—	99
Residential mortgage-backed	407	—	(45)	—	362
Commercial mortgage-backed	689	2	(63)	—	628
Asset-backed	706	1	(25)	—	682
	$5,908	$14	$(628)	$(33)	$5,261
Enstar Group Limited | 2022 Form 10-K                 143

Item 8 | Notes to Consolidated Financial Statements | Note 6 - Investments

			Gross Unrealized Losses
As of December 31, 2021	Amortized Cost	Gross Unrealized Gains	Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
	(in millions of U.S. dollars)
U.S. government and agency	$463	$1	$(5)	$—	$459
U.K. government	10	—	—	—	10
Other government	127	2	(1)	—	128
Corporate	3,384	29	(45)	(10)	3,358
Municipal	129	1	(2)	—	128
Residential mortgage-backed	394	1	(4)	—	391
Commercial mortgage-backed	566	3	(7)	—	562
Asset-backed	650	1	(1)	—	650
	$5,723	$38	$(65)	$(10)	$5,686

Gross Unrealized Losses on AFS Short-term and Fixed Maturity Investments
The following table summarizes our short-term and fixed maturity investments classified as AFS that were in a gross unrealized loss position, for which an allowance for credit losses has not been recorded, as of December 31, 2022 and 2021:

	12 Months or Greater		Less Than 12 Months		Total
As of December 31, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions of U.S. dollars)
U.S. government and agency	$188	$(19)	$112	$(9)	$300	$(28)
U.K. government	1	—	10	(2)	11	(2)
Other government	25	(4)	89	(11)	114	(15)
Corporate	1,261	(246)	1,542	(182)	2,803	(428)
Municipal	58	(14)	32	(8)	90	(22)
Residential mortgage-backed	185	(35)	154	(10)	339	(45)
Commercial mortgage-backed	277	(43)	275	(20)	552	(63)
Asset-backed	186	(10)	357	(15)	543	(25)
Total short-term and fixed maturity investments	$2,181	$(371)	$2,571	$(257)	$4,752	$(628)
Enstar Group Limited | 2022 Form 10-K                 144

Item 8 | Notes to Consolidated Financial Statements | Note 6 - Investments

	12 Months or Greater		Less Than 12 Months		Total
As of December 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions of U.S. dollars)
U.S. government and agency	$22	$(1)	$373	$(4)	$395	$(5)
U.K. government	—	—	5	—	5	—
Other government	—	—	46	(1)	46	(1)
Corporate	11	—	1,545	(19)	1,556	(19)
Municipal	—	—	77	(2)	77	(2)
Residential mortgage-backed	6	—	315	(4)	321	(4)
Commercial mortgage-backed	21	(1)	419	(6)	440	(7)
Asset-backed	—	—	516	(1)	516	(1)
Total short-term and fixed maturity investments	$60	$(2)	$3,296	$(37)	$3,356	$(39)
As of December 31, 2022 and 2021, the number of securities classified as AFS in an unrealized loss position for which an allowance for credit loss is not recorded was 2,935 and 2,930, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 1,155 and 93, respectively.
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
Allowance for Credit Losses on AFS Fixed Maturity Investments
The following table provides a reconciliation of the beginning and ending allowance for credit losses on our AFS debt securities:

	December 31, 2022			December 31, 2021
	Other government	Corporate	Total	Corporate	Total
	(in millions of U.S. dollars)
Allowance for credit losses, beginning of year	$—	$(10)	$(10)	$—	$—
Allowances for credit losses on securities for which credit losses were not previously recorded	—	(31)	(31)	(16)	(16)
Reductions for securities sold during the year	—	5	5	—	—
(Increase) decrease to the allowance for credit losses on securities that had an allowance recorded in the previous period	(1)	4	3	6	6
Allowance for credit losses, end of year	$(1)	$(32)	$(33)	$(10)	$(10)
During the years ended December 31, 2022 and 2021, we did not have any write-offs charged against the allowance for credit losses or any recoveries of amounts previously written-off.
Enstar Group Limited | 2022 Form 10-K                 145

Item 8 | Notes to Consolidated Financial Statements | Note 6 - Investments

Equity Investments
The following table summarizes our equity investments as of December 31, 2022 and 2021:

	2022	2021
	(in millions of U.S. dollars)
Publicly traded equity investments in common and preferred stocks	$385	$281
Exchange-traded funds	507	1,342
Privately held equity investments in common and preferred stocks	358	372
	$1,250	$1,995
Equity investments include publicly traded common and preferred stocks, exchange-traded funds and privately held common and preferred stocks. Our publicly traded equity investments in common and preferred stocks predominantly trade on major exchanges and are managed by our external advisors. Our investments in exchange-traded funds also trade on major exchanges.
Our privately held equity investments in common and preferred stocks are direct investments in companies that we believe offer attractive risk adjusted returns and/or offer other strategic advantages. Each investment may have its own unique terms and conditions and there may be restrictions on disposals. There is no active market for these investments34.
Other Investments, at fair value
The following table summarizes our other investments carried at fair value as of December 31, 2022 and 2021:

	2022	2021
	(in millions of U.S. dollars)
Hedge funds	$549	$291
Fixed income funds	547	573
Private equity funds	1,282	752
Private credit funds	362	275
Equity funds	3	5
CLO equity funds	203	207
CLO equities	148	161
Real estate funds	202	69
	$3,296	$2,333

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
•Private equity funds include primary, secondaries diversified by asset classes, regional vintage and sectors and direct co-investment opportunities.
•Private credit funds invest in direct senior or collateralized loans.
•Equity funds invest primarily in public equities.
•CLO equity funds invest primarily in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans.
34 Refer to Note 23 for further information on certain privately held equity investments.
Enstar Group Limited | 2022 Form 10-K                 146

Item 8 | Notes to Consolidated Financial Statements | Note 6 - Investments

•CLO equities comprise investments in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans.
•Real estate funds comprise of real estate funds that invest primarily in commercial real estate equity.
Other investments, including equities measured at fair value using NAV as a practical expedient
We use NAV as a practical expedient to fair value certain of our other investments, including equities. Due to a lag in the valuations of certain funds reported by the managers, we may record changes in valuation with up to a three-month lag35. We regularly review and discuss fund performance with the fund managers to corroborate the reasonableness of the reported net asset values and to assess whether any events have occurred within the lag period that would affect the valuation of the investments.
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
Certain of our other investments may not have any restrictions governing their sale, but there is no active market and no guarantee that we will be able to execute a sale in a timely manner. In addition, even if these investments are not eligible for redemption or sales are restricted, we may still receive income distributions from those other investments.
The table below details the estimated period by which proceeds would be received if we had provided notice of our intent to redeem or initiated a sales process as of December 31, 2022 for our investments measured at fair value using NAV as a practical expedient:

	Less than 1 Year	1-2 years	2-3 years	More than 3 years	Not Eligible/ Restricted	Total	Redemption Frequency
	(in millions of U.S. dollars)
Equities
Privately held equity investments	$—	$—	$—	$—	$39	$39	N/A

Other investments
Hedge funds	$549	$—	$—	$—	$—	$549	Monthly to Bi-annually
Fixed income funds	395	—	—	—	62	457	Daily to Quarterly
Private equity funds	—	57	—	—	1,225	1,282	Quarterly for unrestricted amount
Private credit funds	—	—	—	—	362	362	N/A
CLO equity funds	174	28		—	1	203	Quarterly to Bi-annually
Real estate funds	—	—	—	—	202	202	N/A
	$1,118	$85	$—	$—	$1,891	$3,094
As of December 31, 2022, $60 million of our investments were subject to gates or side-pockets.
35 The valuation of our other investments is described in Note 13.
Enstar Group Limited | 2022 Form 10-K                 147

Item 8 | Notes to Consolidated Financial Statements | Note 6 - Investments

Equity Method Investments
The table below shows our equity method investments as of December 31, 2022 and 2021:

	2022		2021
	Ownership %	Carrying Value	Ownership %	Carrying Value
	(in millions of U.S. dollars)
Citco (1)	31.9%	60	31.9%	56
Monument Re (2)	20.0%	110	20.0%	194
Core Specialty	19.9%	211	24.7%	225
Other	27.0%	16	27.0%	18
		$397		$493
(1) We own 31.9% of the common shares in HH CTCO Holdings Limited which in turn owns 15.4% of the convertible preferred shares, amounting to a 6.2% interest in the total equity of Citco III Limited ("Citco").
(2) We own 20.0% of the common shares in Monument Re as well as different classes of preferred shares which have fixed dividend yields and whose balances are included in the Investment amount (2022 losses include an other-than-temporary impairment charge).

Summarized Financial Information
The following is the aggregated summarized financial information of our equity method investees that meet the significance disclosure requirement, including those for which the fair value option was elected and would otherwise be accounted for as an equity method investment, and may be presented on a lag due to the availability of financial information from the investee:

	2022	2021
	(in millions of U.S. dollars)
Balance Sheet
Total assets	$51,278	$45,741
Total liabilities	39,496	33,858

	2022	2021	2020
	(in millions of U.S. dollars)
Operating Results(1)
Total income	$6,524	$9,190	$6,093
Total expenses	6,885	8,098	5,234
Net (loss) income	$(361)	$1,092	$859
(1) Refer to Note 14 for the summarized operating results of our equity method investment in the InRe Fund for the three months ended March 31, 2021 and the year ended December 31, 2020, prior to our consolidation of the InRe Fund on April 1, 2021
The following table presents the carrying value by ownership percentage of our equity method investees, including those for which the fair value option was elected:

	2022		2021
	Equity Method Investments	Fair Value Option	Equity Method Investments	Fair Value Option
	(in millions of U.S. dollars)
Ownership percentage
100%	$—	$—	$—	$—
20%-99%	186	1,096	493	828
3%-19%	211	809	—	749
Total	$397	$1,905	$493	$1,577
Enstar Group Limited | 2022 Form 10-K                 148

Item 8 | Notes to Consolidated Financial Statements | Note 6 - Investments

Funds Held
Funds Held - Directly Managed
The following table summarizes the components of the funds held - directly managed as of December 31, 2022 and 2021:

	2022	2021
	(in millions of U.S. dollars)
Short-term and fixed maturity investments, trading	$1,986	$2,806
Cash and cash equivalents	41	188
Other assets	13	13
	$2,040	$3,007
The following table summarizes the short-term and fixed maturity investment components of funds held - directly managed as of December 31, 2022 and 2021:

	2022	2021
	(in millions of U.S. dollars)
Short-term and fixed maturity investments, at amortized cost	$2,765	$2,815
Net unrealized gains (losses):
Change in fair value - embedded derivative accounting	(572)	14
Change in fair value (1)	(207)	(23)
Short-term and fixed maturity investments within funds held - directly managed, at fair value	$1,986	$2,806
(1) Is clearly and closely related to the host contract.
Refer to the sections above for details of the short-term and fixed maturity investments within our funds held - directly managed portfolios.
Funds Held by Reinsured Companies
As of December 31, 2022 and 2021, we had funds held by reinsured companies of $3.6 billion and $2.3 billion, respectively. The increase from December 31, 2021 was primarily driven by the LPT transaction with Aspen.
Pursuant to the terms of the Aspen LPT transaction, in addition to earning a fixed crediting rate (“base crediting rate”) on the funds withheld balance we received as premium consideration, as of October 1, 2022 and through September 30, 2025 we will also receive a variable return based on the performance of Aspen’s investments (together, the “full crediting rate”).
The nature of the arrangement results in an embedded derivative, which represents the fair value of the amount by which all future interest payments on the funds withheld balance made at the full crediting rate are expected to exceed all future interest payments made on the funds withheld balance at the base crediting rate. The fair value of the embedded derivative as of December 31, 2022 was $44 million.

2022
(in millions of U.S. dollars)
Fund held by reinsurance companies, at amortized cost	$3,538
Initial recognition of embedded derivative	27
Net unrealized gains:
Change in fair value - embedded derivative	17
Funds held by reinsured companies, at fair value	$3,582

Enstar Group Limited | 2022 Form 10-K                 149

Item 8 | Notes to Consolidated Financial Statements | Note 6 - Investments

Net Investment Income
Major categories of net investment income for the years ended December 31, 2022, 2021 and 2020 are summarized as follows:

	2022	2021	2020
	(in millions of U.S. dollars)
Fixed maturity investments	$237	$191	$199
Short-term investments and cash and cash equivalents	10	—	5
Funds held by reinsured companies	100	57	34
Funds held – directly managed	51	28	34
Investment income from fixed maturities and cash and cash equivalents	398	276	272
Equity investments	39	32	20
Other investments(1)	43	41	27
Investment income from equities and other investments	82	73	47
Gross investment income	480	349	319
Investment expenses	(25)	(37)	(16)
Net investment income	$455	$312	$303
(1) Effective April 1, 2021, the InRe Fund was consolidated by us and subsequently liquidated by December 31, 2021. Refer to Note 14 for additional information. Prior to April 1, 2021, all income or loss from the InRe Fund was determined by the change in net asset value (NAV) of our holdings in the fund, which was included within net realized and unrealized gains (losses) from other investments.

Net Realized and Unrealized Gains (Losses)
Components of net realized and unrealized gains (losses) for the years ended December 31, 2022, 2021 and 2020 were as follows:

	2022	2021	2020
	(in millions of U.S. dollars)
Net realized gains on sale:
Gross realized gains on fixed maturity securities, AFS	$6	$19	$26
Gross realized losses on fixed maturity securities, AFS	(89)	(13)	(8)
Increase in allowance for expected credit losses on fixed maturity securities, AFS	(28)	(10)	—
Net (losses) gains recognized on equity securities sold during the period	(21)	9	1
Other investments (1)	—	66	—
Net realized investment gains on investment derivatives	(3)	(132)	—
Total net realized (losses) gains on sale	$(135)	$(61)	$19
Net unrealized (losses) gains:
Fixed maturity securities, trading	(503)	(144)	228
Fixed maturity securities in funds held - directly managed	(567)	(62)	60
Net unrealized (losses) gains recognized on equity securities still held at the reporting date	(269)	146	(2)
Other investments (1)	(125)	259	1,336
Investment derivatives	(15)	(21)	1
Total net unrealized (losses) gains	$(1,479)	$178	$1,623
(1) Effective April 1, 2021, the InRe Fund was consolidated by us and subsequently liquidated by December 31, 2021. Refer to Note 14 for additional information. Prior to April 1, 2021, all income or loss from the InRe Fund was determined by the change in net asset value (NAV) of our holdings in the fund, which was included within net realized and unrealized gains (losses) from other investments.
Enstar Group Limited | 2022 Form 10-K                 150

Item 8 | Notes to Consolidated Financial Statements | Note 7 - Derivatives and Hedging Instruments

The gross realized gains and losses on AFS investments included in the table above resulted from sales of $2.1 billion, $2.5 billion and $2.0 billion for the years ended December 31, 2022, 2021 and 2020, respectively.

Reconciliation to the Consolidated Statements of Comprehensive Income
The following table provides a reconciliation of the gross realized gains and losses and credit recoveries (losses) on our AFS fixed maturity debt securities that arose during the years ended December 31, 2022, 2021 and 2020 within our continuing and discontinued operations and the offsetting reclassification adjustments included within our consolidated statements of comprehensive income:

	2022	2021	2020
	(in millions of U.S. dollars)
Included within continuing operations:
Gross realized gains on fixed maturity securities, AFS	$6	$19	$26
Gross realized losses on fixed maturity securities, AFS	(89)	(13)	(8)
Tax effect	2	—	(1)
Included within discontinued operations:
Gross realized gains on fixed maturity securities, AFS	—	—	1
Total reclassification adjustment for net realized gains (losses) included in net earnings	$(81)	$6	$18
Included within continuing operations:
Credit losses on fixed maturity securities, AFS	$(28)	$(10)	$—
Included within discontinued operations:
Credit recoveries on fixed maturity securities, AFS	$—	$—	$1
Total reclassification adjustment for change in allowance for credit losses recognized in net earnings	$(28)	$(10)	$1
Restricted Assets
We utilize trust accounts to collateralize business with our (re)insurance counterparties. We are also required to maintain investments and cash and cash equivalents on deposit with regulatory authorities and Lloyd's to support our (re)insurance operations. The investments and cash and cash equivalents on deposit are available to settle (re)insurance liabilities. Collateral generally takes the form of assets held in trust, letters of credit or funds held. The assets used as collateral are primarily highly rated fixed maturity securities. The carrying value of our restricted assets, including restricted cash of $508 million and $446 million, as of December 31, 2022 and 2021, respectively, was as follows:

	2022	2021
	(in millions of U.S. dollars)
Collateral in trust for third party agreements	$5,343	$6,100
Assets on deposit with regulatory authorities	159	196
Collateral for secured letter of credit facilities	82	94
FAL (1)	365	431
	$5,949	$6,821
(1) Our businesses included two Lloyd's syndicates as at December 31, 2022 and 2021. Lloyd's determines the required capital principally through the annual business plan of each syndicate. This capital is referred to as FAL and will be drawn upon in the event that a syndicate has a loss that cannot be funded from other sources. We also utilize unsecured letters of credit for FAL, as described in Note 17.
Enstar Group Limited | 2022 Form 10-K                 151

Item 8 | Notes to Consolidated Financial Statements | Note 8 - Reinsurance Balances Recoverable on Paid and Unpaid Losses

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
The following table presents the gross notional amounts and estimated fair values of our derivatives recorded within other assets and other liabilities on the consolidated balance sheets as of December 31, 2022 and 2021:

	2022			2021
		Fair Value			Fair Value
	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
	(in millions of U.S. dollars)
Derivatives designated as hedging instruments
Foreign currency forward contracts	$442	$1	$11	$618	$—	$7

Derivatives not designated as hedging instruments
Foreign currency forward contracts	244	5	1	498	2	—
Others	7	—	—	17	—	10
Total	$693	$6	$12	$1,133	$2	$17
The following table presents the net gains and losses deferred in the cumulative translation adjustment account, which is a component of AOCI in shareholders' equity, relating to our qualifying hedges and the net gains and losses included in earnings relating to our non-qualifying hedges for the years ended December 31, 2022, 2021 and 2020:

	Amount of Gains (Losses)
	2022	2021	2020
	(in millions of U.S. dollars)
Derivatives designated as hedging instruments
Foreign currency forward contracts	$50	$24	$(30)

Derivatives not designated as hedging instruments
Foreign currency forward contracts	(10)	(4)	(2)

Enstar Group Limited | 2022 Form 10-K                 152

Item 8 | Notes to Consolidated Financial Statements | Note 8 - Reinsurance Balances Recoverable on Paid and Unpaid Losses

8. REINSURANCE BALANCES RECOVERABLE ON PAID AND UNPAID LOSSES

The following tables provide the total reinsurance balances recoverable on paid and unpaid losses.

	December 31, 2022	December 31, 2021
	(in millions of U.S. dollars)
Recoverable from reinsurers on unpaid:
Outstanding losses and IBNR	$1,075	$1,367
ULAE	6	7
Fair value adjustments - acquired companies	(6)	(8)
Fair value adjustments - fair value option	(79)	(34)
Total reinsurance reserves recoverable	996	1,332
Paid losses recoverable	135	185
Total	$1,131	$1,517

Reconciliation to Consolidated Balance Sheet:
Reinsurance balances recoverable on paid and unpaid losses	$856	$1,085
Reinsurance balances recoverable on paid and unpaid losses - fair value option	275	432
Total	$1,131	$1,517
Certain of our subsidiaries and assumed portfolios, prior to acquisition, used retrocessional agreements to reduce their exposure to the risk of (re)insurance assumed.
The fair value adjustments, determined on acquisition of (re)insurance subsidiaries, are based on the estimated timing of loss and LAE recoveries and an assumed interest rate equivalent to a risk free rate for securities with similar duration to the acquired reinsurance balances recoverable on paid and unpaid losses plus a spread for credit risk, and are amortized over the estimated recovery period, as adjusted for accelerations in timing of payments as a result of commutation settlements36.
As of December 31, 2022 and 2021, we had reinsurance balances recoverable on paid and unpaid losses of $1.1 billion and $1.5 billion, respectively. The decrease of $386 million was primarily due to cash collections, adverse ceded development and foreign exchange movement.
Top Ten Reinsurers

	December 31, 2022		December 31, 2021
	Total	%	Total	%
	(in millions of U.S. dollars)
Top 10 reinsurers	$792	70.0%	$1,002	66.1%
Other reinsurers > $1 million	319	28.2%	491	32.4%
Other reinsurers < $1 million	20	1.8%	24	1.5%
Total	$1,131	100.0%	$1,517	100.0%
36The determination of the fair value adjustments on the retroactive reinsurance contracts for which we have elected the fair value option is described in Note 13.
Enstar Group Limited | 2022 Form 10-K                 153

Item 8 | Notes to Consolidated Financial Statements | Note 9 - Deferred Charge Assets and Deferred Gain Liabilities

	December 31, 2022	December 31, 2021
	(in millions of U.S. dollars)
Information regarding top ten reinsurers:
Number of top 10 reinsurers rated A- or better	8	8
Number of top 10 non-rated reinsurers (1)	2	2

Reinsurers rated A- or better in top 10	$578	$747
Non-rated reinsurers in top 10 (1)	214	255
Total top 10 reinsurance recoverables	$792	$1,002

Single reinsurers that represent 10% or more of total reinsurance balance recoverables as of December 31, 2022 and 2021:

Lloyd's Syndicates (2)	$193	$256
Michigan Catastrophic Claims Association(3)	$171	$210
(1) The reinsurance balances recoverable from non-rated top 10 reinsurers was comprised of:
•$171 million and $210 million as of December 31, 2022 and December 31, 2021 respectively, due from a U.S. state backed reinsurer that is supported by assessments on active auto writers operating within the state;
•$43 million and $45 million as of December 31, 2022 and December 31, 2021 due from a U.S. Workers' Compensation Reinsurance Pool that is secured through an allocation to insurers actively writing workers' compensation in the covered state;
(2) Lloyd's Syndicates are rated A+ by Standard & Poor's and A by A.M. Best.
(3) U.S. state backed reinsurer that is supported by assessments on active auto writers operating within the state.
The table below provides a reconciliation of the beginning and ending allowance for estimated uncollectible reinsurance balances for the years ended December 31, 2022 and 2021:

	2022	2021
	(in millions of U.S. dollars)
Allowance for estimated uncollectible reinsurance, beginning of year	$136	$137
Effect of exchange rate movement	1	—
Current period change in the allowance	(6)	1
Recoveries collected	—	(2)
Allowance for estimated uncollectible reinsurance, end of year	$131	$136
Enstar Group Limited | 2022 Form 10-K                 154

Item 8 | Notes to Consolidated Financial Statements | Note 9 - Deferred Charge Assets and Deferred Gain Liabilities

9. DEFERRED CHARGE ASSETS AND DEFERRED GAIN LIABILITIES

Change in net DCA Amortization
Effective December 31, 2022, we voluntarily changed our accounting policy for calculating the amortization of our DCAs. Previously, any change in ultimate losses on the contracts with a recognized DCA would result in the recognition of an adjustment to the DCA, as if the adjusted reserves had existed upon inception of the contract. We will no longer adjust the DCA for these events.
We continue to amortize the originating DCA balances over the estimated claim payment period of the related contracts with the amortization adjusted at each reporting period to reflect new estimates of the pattern and timing of remaining losses and LAE payments. Previously, the amortization of our DCAs and DGLs was included in net incurred losses and LAE. We now present the amortization of our DCAs and DGLs as a separate line item in our consolidated statements of earnings.
We will continue to assess the DCA for impairment and record any adjustments in the period evaluated.
We made the change in accounting policy because the primary basis for accepting premium consideration that is lower than the estimate of losses and LAE liabilities assumed is due to the time value of money, inclusive of our expectation of generating investment income, rather than expectations of changes in ultimate losses on the contracts.
We believe that the change in policy improves the usefulness of our financial statements as the changes in amortization of the DCA will no longer offset the loss developments, which allows the insurance loss developments to be recognized consistently through our consolidated statement of earnings regardless of whether the contract resulted in a DCA at inception.
We have retrospectively applied this change in accounting policy to all applicable prior period information presented herein as required. As of January 1, 2020, the cumulative effect of this change resulted in a $158 million increase to retained earnings, which is reflected as a cumulative change in accounting principle in the consolidated statements of changes in shareholders’ equity.
The following tables provide a summary of the effect of the change in accounting policy on our 2022 and previously reported consolidated financial statements:

Consolidated Balance Sheets

	As of December 31, 2022
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method
	(in millions of U.S. dollars)
Deferred charge assets	$268	$390	$658

Retained earnings	4,016	390	4,406

	As of December 31, 2021
	As Previously Reported	Adjustment	As Adjusted
	(in millions of U.S. dollars)
Deferred charge assets	$371	$227	$598

Retained earnings	5,085	227	5,312

Enstar Group Limited | 2022 Form 10-K                 155

Item 8 | Notes to Consolidated Financial Statements | Note 9 - Deferred Charge Assets and Deferred Gain Liabilities

Consolidated Statements of Earnings

	Year Ended December 31, 2022
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method
	(in millions of U.S. dollars, except per share data)
Net incurred losses and LAE:
Prior Period	$(513)	$(243)	$(756)
Total net incurred losses and loss adjustment expenses	(465)	(243)	(708)
Amortization of net deferred charge assets	—	80	80
Total expenses	(12)	(163)	(175)
NET LOSS FROM CONTINUING OPERATIONS	(1,108)	163	(945)
NET LOSS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(1,069)	$163	$(906)

Loss per ordinary share attributable to Enstar:
Basic	$(62.13)	$9.48	$(52.65)

Diluted	$(62.13)	$9.48	$(52.65)

	Year Ended December 31, 2021			Year Ended December 31, 2020
	As previously reported	Adjustment	As adjusted	As previously reported	Adjustment	As adjusted
	(in millions of U.S. dollars, except per share data)
Net incurred losses and LAE:
Prior period	$(283)	$(120)	$(403)	$11	$(43)	$(32)
Total net incurred losses and loss adjustment expenses	(111)	(120)	(231)	416	(43)	373
Amortization of net deferred charge assets	—	55	55	—	39	39
Total expenses	367	(65)	302	1,164	(4)	1,160
NET EARNINGS FROM CONTINUING OPERATIONS	488	65	553	1,711	4	1,715
NET EARNINGS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$437	$65	$502	$1,719	$4	$1,723

Earnings per ordinary share attributable to Enstar:
Basic:
Net earnings from continuing operations	$22.05	$3.28	$25.33	$79.43	$0.17	$79.60
Net earnings from discontinued operations	—	—	—	0.35	—	0.35
Net earnings per ordinary share	$22.05	$3.28	$25.33	$79.78	$0.17	$79.95
Diluted:
Net earnings from continuing operations	$21.71	$3.23	$24.94	$78.45	$0.17	$78.62
Net earnings from discontinued operations	—	—	—	0.35	—	0.35
Net earnings per ordinary share	$21.71	$3.23	$24.94	$78.80	$0.17	$78.97

Enstar Group Limited | 2022 Form 10-K                 156

Item 8 | Notes to Consolidated Financial Statements | Note 9 - Deferred Charge Assets and Deferred Gain Liabilities

Consolidated Statements of Comprehensive Income

	Year Ended December 31, 2022
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method
	(in millions of U.S. dollars)
NET LOSS	$(1,108)	$163	$(945)

COMPREHENSIVE LOSS ATTRIBUTABLE TO ENSTAR	$(1,592)	$163	$(1,429)

	Year Ended December 31, 2021			Year Ended December 31, 2020
	As previously reported	Adjustment	As adjusted	As previously reported	Adjustment	As adjusted
	(in millions of U.S. dollars)
NET EARNINGS	$488	$65	$553	$1,727	$4	$1,731

COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR	$375	$65	$440	$1,828	$4	$1,832

Consolidated Statements of Changes in Shareholders’ Equity

	Year Ended December 31, 2022
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method
	(in millions of U.S. dollars)
Retained Earnings
Balance, beginning of year	$5,085	$227	$5,312
Net earnings	(1,108)	163	(945)
Balance, end of year	$4,016	$390	$4,406

	Year Ended December 31, 2021			Year Ended December 31, 2020
	As previously reported	Adjustment	As adjusted	As previously reported	Adjustment	As adjusted
	(in millions of U.S. dollars)
Retained Earnings
Balance, beginning of year	$4,647	$162	$4,809	$2,888	$—	$2,888
Net earnings	488	65	553	1,727	4	1,731
Cumulative effect of change in accounting principle	—	—	—	(6)	158	152
Balance, end of year	$5,085	$227	$5,312	$4,647	$162	$4,809

Enstar Group Limited | 2022 Form 10-K                 157

Item 8 | Notes to Consolidated Financial Statements | Note 9 - Deferred Charge Assets and Deferred Gain Liabilities

Consolidated Statements of Cash Flows

	Year Ended December 31, 2022
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method
	(in millions of U.S. dollars)
Net loss	$(1,108)	$163	$(945)
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Amortization of net deferred charge assets	$—	$80	$80
Other operating assets and liabilities	$(174)	$(243)	$(417)

	Year Ended December 31, 2021			Year Ended December 31, 2020
	As previously reported	Adjustment	As adjusted	As previously reported	Adjustment	As adjusted
	(in millions of U.S. dollars)
Net earnings	$488	$65	$553	$1,727	$4	$1,731
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Amortization of net deferred charge assets	$—	$55	$55	$—	$39	$39
Other operating assets and liabilities(1)	$838	$(120)	$718	$412	$(43)	$369
(1)     As previously reported changes in other operating assets and liabilities for the years ended December 31, 2021 and 2020 includes changes in premiums receivable of $324 million and $23 million, respectively.

The following tables provide a summary of the effect of the change in accounting policy on our 2022 and previously reported consolidated reconciliation of beginning and ending liability for losses and LAE:

	Year Ended December 31, 2022
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method
	(in millions of U.S. dollars)
DCAs on retroactive reinsurance	$(371)	$371	$—
Net balance as of January 1	11,555	371	11,926
Net incurred losses and LAE:
Prior periods:
Amortization of DCAs	243	(243)	—
Total prior periods	(513)	(243)	(756)
Total net incurred losses and LAE	(465)	(243)	(708)
Other changes:
Assumed business(1)	2,520	140	2,660
Total other changes	2,333	140	2,473
Net balance as of December 31	11,743	268	12,011
DCAs on retroactive reinsurance	$268	$(268)	$—
Enstar Group Limited | 2022 Form 10-K                 158

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Losses and Loss Adjustment Expenses

	Year Ended December 31, 2021			Year Ended December 31, 2020
	As previously reported	Adjustment	As adjusted	As previously reported	Adjustment	As adjusted
	(in millions of U.S. dollars)
DCAs on retroactive reinsurance	$(219)	$219	$—	$(260)	$260	$—
Net balance as of January 1	8,709	219	8,928	7,679	260	7,939
Net incurred losses and LAE:
Prior periods:
Amortization of DCAs	120	(120)	—	43	(43)	—
Total prior periods	(283)	(120)	(403)	11	(43)	(32)
Total net incurred losses and LAE	(111)	(120)	(231)	416	(43)	373
Other changes:
Effect of exchange rate movement	—	—	—	120	(1)	119
Acquired business(2)	1,098	29	1,127	—	—	—
Assumed business(1)	3,445	254	3,699	2,186	12	2,198
Ceded business(3)	(92)	(11)	(103)	(155)	(9)	(164)
Total other changes	4,388	272	4,660	1,934	2	1,936
Net balance as of December 31	11,555	371	11,926	8,544	219	8,763
DCAs on retroactive reinsurance	$371	$(371)	$—	$219	$(219)	$—
(1)     2022, 2021 and 2020 assumed business is net of DCAs of $140 million, $254 million and $12 million, respectively.
(2)    2021 acquired business included $257 million of loss reserves which are deemed to effectively settle balances relating to pre-existing relationships, the latter comprising of $286 million of reinsurance recoverables, partially offset by a DGL of $29 million, carried by two of our reinsurance subsidiaries. The impact of the DGL has been adjusted in the above table.
(3)    2021 and 2020 ceded business is net of DGLs of $11 million and $9 million, respectively.

Additionally, all relevant notes to the financial statements have been updated for impacts of the change in accounting policy.
Deferred Charge Assets and Deferred Gain Liabilities
The following table presents a reconciliation of the deferred charge assets and deferred gain liabilities for the years ended December 31, 2022, 2021 and 2020:

	2022			2021			2020
	DCA	DGL	Net	DCA	DGL	Net	DCA	DGL	Net
	(in millions of U.S. dollars)
Beginning carrying value	$599	$1	$598	$401	$20	$381	$430	$13	$417
Recorded during the year	140	—	140	254	11	243	12	9	3
Realized on acquisition	—	—	—	—	(29)	29	—	—	—
Amortization	(81)	(1)	(80)	(56)	(1)	(55)	(41)	(2)	(39)
Ending carrying value	$658	$—	$658	$599	$1	$598	$401	$20	$381
For the years ended December 31, 2022 and 2021, we completed our assessment for impairment of deferred charge assets and concluded that there had been no impairment of our carried deferred charge asset balances.
Enstar Group Limited | 2022 Form 10-K                 159

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Losses and Loss Adjustment Expenses

10. LOSSES AND LOSS ADJUSTMENT EXPENSES

The liability for losses and LAE, also referred to as loss reserves, represents our gross estimates before reinsurance for unpaid reported losses (Outstanding Loss Reserves, or "OLR") and includes losses that have been incurred but not yet reported ("IBNR") using actuarial methods. We recognize an asset for the portion of the liability that we expect to recover from reinsurers. LAE reserves include allocated LAE ("ALAE") and unallocated LAE ("ULAE"). ALAE are linked to the settlement of an individual claim or loss, whereas ULAE are based on our estimates of future costs to administer the claims. IBNR includes amounts for unreported claims, development on known claims and reopened claims.
Our loss reserves cover multiple lines of business, including asbestos, environmental, general casualty, workers' compensation, marine, aviation and transit, construction defect, professional indemnity/directors and officers, motor, property and other non-life lines of business.
Enstar Group Limited | 2022 Form 10-K                 160

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Losses and Loss Adjustment Expenses

The table below provides a consolidated reconciliation of the beginning and ending liability for losses and LAE.

	2022	2021	2020
	(in millions of U.S. dollars)
Balance as of January 1	$13,258	$10,593	$9,868
Losses and LAE relating to SGL No.1 (1)	—	255	—
Reinsurance reserves recoverable (2)	(1,332)	(1,830)	(1,928)
Reinsurance reserves recoverable relating to SGL No. 1 (1)	—	(90)	—
Cumulative effect of change in accounting principle on the determination of the allowance for estimated uncollectible reinsurance balances	—	—	(1)
Net balance as of January 1	11,926	8,928	7,939
Net incurred losses and LAE:
Current period:
Increase in estimates of net ultimate losses	46	168	388
Increase in provisions for ULAE	2	4	17
Total current period	48	172	405
Prior periods:
Reduction in estimates of net ultimate losses	(403)	(281)	(130)
Reduction in provisions for ULAE	(135)	(63)	(49)
Amortization of fair value adjustments (3)	(18)	16	28
Changes in fair value - fair value option (4)	(200)	(75)	119
Total prior periods	(756)	(403)	(32)
Total net incurred losses and LAE	(708)	(231)	373
Net paid losses:
Current period	(3)	(29)	(72)
Prior periods	(1,677)	(1,402)	(1,413)
Total net paid losses	(1,680)	(1,431)	(1,485)
Other changes:
Effect of exchange rate movement	(187)	(63)	119
Acquired business (5)	—	1,127	—
Assumed business	2,660	3,699	2,198
Ceded business	—	(103)	(164)
Reclassification to assets and liabilities held-for-sale	—	—	(217)
Total other changes	2,473	4,660	1,936
Net balance as of December 31	12,011	11,926	8,763
Reinsurance reserves recoverable (2)	996	1,332	1,830
Balance as of December 31	$13,007	$13,258	$10,593

Reconciliation to Consolidated Balance Sheet:
Loss and loss adjustment expenses	$11,721	$11,269
Loss and loss adjustment expenses, at fair value	1,286	1,989
Total	$13,007	$13,258
(1)     This balance represents our participation in Atrium's Syndicate 609 relating to the 2020 and prior underwriting years which is no longer eliminated on our consolidated financial statements following the completion of the Exchange Transaction on January 1, 2021.
(2)     Excludes paid losses recoverable.
(3) 2022 amortization of fair value adjustments includes accelerated amortization of $33 million representing the remaining risk margin fair value adjustment liability originally recorded upon acquisition of the Enhanzed Re catastrophe reinsurance business. The liability was released following the commutation of the catastrophe business back to Allianz.
(4) Comprises discount rate and risk margin components.
Enstar Group Limited | 2022 Form 10-K                 161

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Losses and Loss Adjustment Expenses

(5)     2021 acquired business of $1.1 billion includes $842 million of third party loss reserves and $257 million of loss reserves which are deemed to effectively settle balances relating to pre-existing relationships, the latter comprising of $286 million of reinsurance recoverables carried by two of our reinsurance subsidiaries. These pre-existing relationships were fair valued at $271 million in accordance with the acquisition method of accounting.

Prior Period Development (“PPD”)
Reduction in Estimates of Net Ultimate Losses
The following table summarizes the (reductions) increases in estimates of net ultimate losses related to prior years by segment and line of business:

	2022	2021	2020
	(in millions of U.S. dollars)
Run-off segment:
Asbestos	$(14)	$(16)	$(19)
Environmental	(6)	7	(13)
General casualty	57	116	(26)
Workers' compensation	(318)	(234)	(183)
Marine, aviation and transit	(56)	(47)	(31)
Construction defect	(25)	(33)	8
Professional indemnity/Directors and Officers	(10)	(31)	(12)
Motor	74	43	148
Property	(35)	(45)	(17)
All Other	(22)	(37)	18
Total Run-off segment	(355)	(277)	(127)
Total Assumed Life segment	(52)	—	—
Total Legacy Underwriting segment	4	(4)	(3)
Total	$(403)	$(281)	$(130)
2022: The reduction in estimates of net ultimate losses of $403 million related to prior periods was primarily driven by net favorable development in the following Run-off segment lines of business:
Workers’ Compensation - The workers' compensation line of business experienced $318 million of favorable development, most notably in our 2017 and 2019 to 2021 acquisition years, as a result of:
•lower severity trends on certain existing claims;
•reduced levels of expected frequency of claims for excess workers’ compensation;
•favorable claim settlements, including accelerated and favorable claim settlement patterns on certain portfolios; and
•an ADC contract where the cedants have experienced continued favorable ground-up performance.
During 2022, we also completed 15 commutations that resulted in a net reduction of ultimate losses of $11 million in our workers' compensation line of business.
Motor - The experience in our motor line was adverse by $74 million due to higher than expected claims severity primarily on older liabilities and slower than expected claim settlement rates related to our 2020 acquisition year.
General Casualty - The experience in the general casualty reserves was adverse by $57 million, including adverse development on an LPT portfolio from our 2020 acquisition year, partially offset by favorable development on certain of our 2019 and 2021 ADC contracts. Notably,
•Our 2020 acquisition year general casualty liabilities experienced additional claim reporting latency and unexpected increased severity on a small number of large New York Labor Law claims which resulted in increased overall ultimate loss estimates.
Enstar Group Limited | 2022 Form 10-K                 162

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Losses and Loss Adjustment Expenses

•Our 2019 and 2021 acquisition year ADC general casualty liabilities show a continued pattern of ground up favorable development which has resulted in lower estimates of our reserves for these exposures.
Marine, Aviation and Transit - The marine, aviation and transit line of business experienced $56 million of favorable development as a result of favorable experience across a variety of claim types, related to the 2014, 2018 and 2019 acquisition years.
Our Assumed Life segment also experienced favorable claim activity on our 2021 acquisition year catastrophe business. During 2022, we commuted back to Allianz the catastrophe reinsurance business originally ceded to Enhanzed Re by Allianz and recognized a favorable commutation gain of $59 million, of which $26 million contributed to a favorable reduction in estimates of net ultimate losses. The remaining $33 million represented the accelerated amortization of the remaining fair value adjustment liability and is included within amortization of fair value adjustments.
2021:
The reduction in estimates of net ultimate losses of $281 million related to prior periods was primarily driven by net favorable development in the following Run-off segment lines of business:
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
2020: The reduction in estimates of net ultimate losses of $130 million related to prior periods was primarily driven by net favorable development in the following Run-off segment lines of business:
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
•Motor - The experience in the motor line was adverse by $148 million due to higher than expected severity. The case reserves were significantly strengthened when we transferred the claim handling to a new third-party administrator with specialist experience in commercial automobile exposures.
Enstar Group Limited | 2022 Form 10-K                 163

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Losses and Loss Adjustment Expenses

Changes in Fair Value - Fair Value Option
During 2022, 2021 and 2020, changes in the fair value of liabilities related to assumed retroactive reinsurance agreements for which we have elected the fair value option of $(200) million, $(75) million and $119 million, respectively, were primarily driven by an increase in corporate bond yields in 2022 and 2021 and narrowing credit spreads in corporate bond yields in 2020.
Reconciliation of the Net Liability for Losses and LAE, Prior to the Provision for Bad debt to the Gross Liability for Losses and LAE included in the Consolidated Balance Sheet
The table below presents the reconciliation of the loss development tables disclosed further below to the liability for losses and LAE in the consolidated balance sheet. Loss development tables that we presented are those that are most significant to our financial statements.

	December 31, 2022
	Net Liability for Losses and LAE, Prior to Provision for Bad Debt	Provision for Bad Debt	Net Liability for Losses and LAE	Reinsurance Recoverable on Liabilities for Losses and LAE	Gross Liabilities for Losses and LAE
	(in millions of U.S. dollars)
Presented in the loss development tables:
Run-off segment:
Asbestos	$1,608	$20	$1,628	$65	$1,693
General casualty	4,247	7	4,254	120	4,374
Workers' compensation	2,174	1	2,175	226	2,401
Professional indemnity/Directors and Officers	1,249	1	1,250	156	1,406
Motor	375	2	377	191	568
Excluded from the loss development tables:
Run-off segment:
Environmental	336	3	339	13	352
Marine, aviation and transit	409	2	411	94	505
Construction defect	401	—	401	1	402
Property	429	2	431	115	546
Other	604	3	607	61	668
Total Run-off segment OLR and IBNR	11,832	41	11,873	1,042	12,915
Legacy Underwriting segment OLR and IBNR	138	—	138	33	171
ULAE	418	—	418	6	424
Fair value adjustments - acquired companies	(124)	—	(124)	(6)	(130)
Fair value adjustments - fair value option	(294)	—	(294)	(79)	(373)
Total	$11,970	$41	$12,011	$996	$13,007
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
We use generally accepted actuarial methodologies to estimate ultimate losses and LAE, including:
Enstar Group Limited | 2022 Form 10-K                 164

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Losses and Loss Adjustment Expenses

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
Enstar Group Limited | 2022 Form 10-K                 165

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Losses and Loss Adjustment Expenses

Asbestos and Environmental Reserving Methodologies
The ultimate losses from A&E claims cannot be estimated using traditional actuarial reserving methods that extrapolate losses to an ultimate basis using loss development, and therefore use alternative projection methods. Claims are spread across multiple policy years, generally from 1985 and prior, based on the still evolving case law in each jurisdiction, making historical development patterns unreliable to forecast the future claim payments.
As such, we estimate IBNR reserves for each of our portfolios with A&E exposures separately using the following methodologies:
•Paid Survival Ratio Method: In this method, our historical calendar year payments are examined to determine an expected future annual average payment amount. This amount is multiplied by an expected number of future payment years to estimate a reserve.
Trends in calendar year payment activity are considered when selecting an expected future annual average payment amount (which is derived from an expected paid survival ratio) and accepted industry benchmarks are used in determining an expected number of future payment years.
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
The net liability for unpaid losses and LAE as of December 31, 2022 and 2021 included $2.0 billion and $2.3 billion, respectively, which represented an estimate of the net ultimate liability for A&E claims. The gross liability for such claims as of December 31, 2022 and 2021 was $2.0 billion and $2.4 billion, respectively.
The decrease of $291 million and $313 million on a net and gross basis, respectively, in 2022 was primarily due to net paid losses during the year.
Disclosures of Incurred and Paid Loss Development, IBNR, Claims Counts and Payout Percentages
The loss development tables set forth our historic incurred and paid loss development through December 31, 2022, net of reinsurance, as well as the cumulative number of reported claims, IBNR balances, and other supplementary information for our segment lines of business with material net losses and LAE balances as of December 31, 2022.
The following factors are relevant to the loss development information presented in the tables below:
•Level of Disaggregation: In addition to accident year, we have disaggregated the information in the loss development tables by segment, line of business and acquisition year. We have presented only the last 10 years of portfolio acquisitions as we believe that the current activity on the preceding acquisition years is not meaningful. We have presented only our Run-off segment as we retain no net economic interest in the activity of our Legacy Underwriting segment. We have not presented empty rows where we did not acquire any business for that combination of line of business, acquisition and accident year.
Enstar Group Limited | 2022 Form 10-K                 166

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Losses and Loss Adjustment Expenses

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
•Cessions to Enhanzed Re: As a result of the Step Acquisition of Enhanzed Re, the Run-off segment business previously ceded to Enhanzed Re became subject to elimination upon consolidation. As such, the loss development disclosures presented for the Run-off segment have been restated to exclude the historical incurred and paid loss development related to these cessions.
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
•PPD: PPD included in the loss development tables is calculated as follows: i) for acquisition years 2021 and prior, subtract the 2021 calendar year net cumulative incurred losses and ALAE from the 2022 calendar year for all accident years excluding 2022; and ii) add the result of subtracting the 2022 acquisition year net reserves acquired from the 2022 net cumulative incurred losses and ALE for all accident year excluding 2022.
•Foreign Exchange: The loss development tables exclude the impact of foreign exchange rates. Historical amounts are disclosed on a constant-currency basis, which is achieved by using constant foreign exchange rates between years in the loss development tables, and translating prior year amounts denominated in currencies other than the U.S. dollar, which is our reporting currency, using the closing exchange rates as of December 31, 2022.
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
Enstar Group Limited | 2022 Form 10-K                 167

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Losses and Loss Adjustment Expenses

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
•Supplemental Information: The information related to net incurred and paid loss development for all calendar years preceding the year ended December 31, 2022, as well as 2012 and prior accident year and all acquisition year information (including net acquired reserves), and the related historical average claims payout percentage disclosure is unaudited and is presented as supplementary information.

Enstar Group Limited | 2022 Form 10-K                 168

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Losses and Loss Adjustment Expenses

Run-off Segment
Asbestos
			Net cumulative incurred losses and allocated loss adjustment expenses										Year Ended December 31, 2022	As of December 31, 2022
			For the years ended December 31
Acquisition Year	Accident Year	Net Acquired Reserves	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2013	2012 and Prior	$14	$14	$14	$14	$14	$14	$10	$9	$10	$9	$10	$1	$6	214
2016	2012 and Prior	507				506	565	563	582	632	635	635	—	168	2,118
2017	2012 and Prior	842					774	724	760	769	751	739	(12)	442	5,996
2018	2012 and Prior	54						49	46	3	1	—	(1)	3	31
2019	2012 and Prior	366							367	354	356	355	(1)	115	1,519
2021	2012 and Prior	386									386	385	(1)	166	2,059
	Grand Total	$2,169										$2,124	$(14)	$900	11,937

Net cumulative paid losses and ALAE (from table below)												(681)
2013 to 2022 acquisition years - net liabilities for losses and ALAE												1,443
2012 and prior acquisition years - net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years												165	—
Total net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years												$1,608	$(14)

Run-off Segment
Asbestos
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
			(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2013	2012 and Prior	$—	$—	$—	$1	$2	$2	$2	$3	$3	$4
2016	2012 and Prior				20	71	124	183	228	268	299
2017	2012 and Prior					16	48	80	118	157	193
2018	2012 and Prior						(1)	(3)	(2)	(2)	(2)
2019	2012 and Prior							4	45	89	135
2021	2012 and Prior									1	52
	Grand Total										$681

Enstar Group Limited | 2022 Form 10-K                 169

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Losses and Loss Adjustment Expenses

Run-off Segment
Asbestos
	Annual Percentage Payout of Incurred Losses since Year of Acquisition, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Acquisition Year	Unaudited
2013	—%	—%	—%	10.00%	10.00%	—%	—%	10.00%	—%	10.00%
2016	3.15%	8.03%	8.35%	9.29%	7.09%	6.30%	4.88%
2017	2.17%	4.33%	4.33%	5.14%	5.28%	4.87%
2018	—%	—%	—%	—%	—%
2019	1.13%	11.55%	12.39%	12.96%
2021	0.26%	13.25%
Enstar Group Limited | 2022 Form 10-K                 170

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Losses and Loss Adjustment Expenses

Run-off Segment
General Casualty
					Net cumulative incurred losses and allocated loss adjustment expenses										Year Ended December 31, 2022	As of December 31, 2022
					For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	Transfers during the year	Reclassed Net Reserves Acquired	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2013	2012 and Prior	78	—	78	78	77	99	98	99	101	102	107	106	106	—	3	715
2013	2013	—	—	—	2	1	1	1	1	—	—	—	—	—	—	1	—
2013	2014	—	—	—		1	—	—	—	—	—	—	—	—	—	—	—
	Total	78	—	78	80	79	100	99	100	101	102	107	106	106	—	4	715
2014	2012 and Prior	46	—	46		70	70	75	71	69	68	76	67	66	(1)	1	880
2014	2013	11	—	11		8	11	9	9	10	13	11	10	9	(1)	1	74
2014	2014	—	—	—		1	1	—	1	2	2	2	1	1	—	—	3
2014	2015	—	—	—			—	—	—	—	—	—	—	—	—	—	2
2014	2016	—	—	—				—	—	—	—	—	—	—	—	—	1
2014	2017	—	—	—					—	—	—	—	—	—	—	—	1
	Total	57	—	57		79	82	84	81	81	83	89	78	76	(2)	2	961
2015	2012 and Prior	76	—	76			62	61	63	60	57	59	59	59	—	1	4,838
2015	2013	53	—	53			29	34	36	36	35	35	36	37	1	2	781
2015	2014	33	—	33			20	23	27	29	45	38	38	39	1	3	1,166
2015	2015	4	—	4			10	9	9	11	16	21	18	19	1	2	1,345
2015	2016	—	—	—				2	2	2	2	3	5	5	—	1	250
2015	2017	—	—	—					—	—	—	—	—	—	—	—	37
2015	2018	—	—	—						2	1	1	1	1	—	1	12
2015	2019	—	—	—							2	2	2	2	—	2	1
2015	2020	—	—	—								2	2	2	—	2	—
2015	2021	—	—	—									1	1	—	1	—
	Total	166	—	166			121	129	137	140	158	161	162	165	3	15	8,430
2016	2012 and Prior	—	—	—				4	9	8	8	6	5	4	(1)	1	1,787
	Total	—	—	—				4	9	8	8	6	5	4	(1)	1	1,787
2017	2012 and Prior	197	—	197					175	158	143	139	137	135	(2)	4	353
2017	2013	1	—	1					1	—	—	—	—	—	—	—	6
	Total	198	—	198					176	158	143	139	137	135	(2)	4	359
2018	2012 and Prior	122	—	122						99	93	91	90	92	2	10	50,408
2018	2013	53	—	53						51	47	43	45	44	(1)	2	1,681
2018	2014	49	—	49						48	46	42	45	46	1	4	1,695
2018	2015	90	—	90						90	95	91	92	99	7	6	2,537
2018	2016	62	—	62						62	80	82	82	89	7	7	2,719
2018	2017	38	—	38						39	44	49	52	50	(2)	7	436
2018	2018	40	—	40						40	41	39	36	34	(2)	2	187
2018	2019	—	—	—							7	6	7	7	—	1	36
2018	2022	—	—	—										—		—	1
	Total	454	—	454						429	453	443	449	461	12	39	59,700
2019	2012 and Prior	17	—	17							15	16	16	16	—	4	2,365
2019	2013	16	—	16							14	14	21	15	(6)	8	821
2019	2014	24	—	24							20	17	29	18	(11)	15	768
2019	2015	70	—	70							63	59	67	55	(12)	27	1,305
Enstar Group Limited | 2022 Form 10-K                 171

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Losses and Loss Adjustment Expenses

Run-off Segment
General Casualty
					Net cumulative incurred losses and allocated loss adjustment expenses										Year Ended December 31, 2022	As of December 31, 2022
					For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	Transfers during the year	Reclassed Net Reserves Acquired	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2019	2016	34	—	34							33	31	37	40	3	28	2,634
2019	2017	40	—	40							48	48	59	74	15	42	1,910
2019	2018	49	—	49							49	50	54	52	(2)	44	402
2019	2019	—	—	—							1	2	2	2	—	—	241
2019	2020	—	—	—								—	—	—	—	—	138
2019	2021	—	—	—									—	—	—	—	71
2019	2022	—	—	—										—	—	—	55
	Total	250	—	250							243	237	285	272	(13)	168	10,710
2020(1)	2012 and Prior	124	(102)	22								23	22	26	4	4	182
2020(1)	2013	61	(35)	26								21	20	22	2	5	191
2020(1)	2014	88	(55)	33								36	34	51	17	12	238
2020(1)	2015	142	(80)	62								62	53	67	14	17	347
2020(1)	2016	144	(75)	69								71	70	94	24	23	458
2020(1)	2017	143	(91)	52								47	55	72	17	26	521
2020(1)	2018	143	(84)	59								56	47	62	15	27	350
2020(1)	2019	203	(94)	109								108	99	88	(11)	49	456
2020(1)	2020	84	—	84								83	94	83	(11)	61	490
	Total	1,132	(616)	516								507	494	565	71	224	3,233
2021	2012 and Prior	156	—	156									160	152	(8)	148	1,048
2021	2013	50	—	50									51	47	(4)	42	510
2021	2014	65	—	65									64	61	(3)	50	787
2021	2015	137	—	137									140	130	(10)	108	2,480
2021	2016	192	—	192									202	197	(5)	157	3,149
2021	2017	296	—	296									305	324	19	245	2,939
2021	2018	376	—	376									371	414	43	339	3,541
2021	2019	423	—	423									427	479	52	432	2,849
2021	2020	60	—	60									74	42	(32)	11	260
2021	2021	—	—	—									1	1	—	—	146
2021	2022	—	—	—										—	—	—	73
	Total	1,755	—	1,755									1,795	1,847	52	1,532	17,782
2022(1)	2012 and Prior	278	102	380								102	90	386	6	126	16,947
2022(1)	2013	62	35	97								35	25	96	(1)	38	6,003
2022(1)	2014	75	55	130								55	43	133	3	42	6,269
2022(1)	2015	94	80	174								80	65	170	(4)	47	5,972
2022(1)	2016	155	75	230								75	102	238	8	112	6,093
2022(1)	2017	163	91	254								91	98	233	(21)	53	7,894
2022(1)	2018	214	84	298								84	97	301	3	145	8,160
2022(1)	2019	246	94	340								94	136	337	(3)	196	7,776
	Total	1,287	616	1,903								616	656	1,894	(9)	759	65,114
	Grand Total	$5,377	$—	$5,377										$5,525	$111	$2,748	168,791

Net cumulative paid losses and ALAE (from table below)														(1,366)
2013 to 2022 acquisition years - net liabilities for losses and ALAE														4,159
Enstar Group Limited | 2022 Form 10-K                 172

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Losses and Loss Adjustment Expenses

Run-off Segment
General Casualty
					Net cumulative incurred losses and allocated loss adjustment expenses										Year Ended December 31, 2022	As of December 31, 2022
					For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	Transfers during the year	Reclassed Net Reserves Acquired	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2012 and prior acquisition years - net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years														88	(54)
Total net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years														$4,247	$57
(1) During the year ended December 31, 2022, we entered into a LPT agreement with Aspen, which absorbed the Aspen ADC agreement we entered into in 2020. As such, we have reclassified the net reserves acquired in acquisition year 2020 and the net cumulative incurred losses and allocated loss adjustment expenses recorded through December 31, 2022 to acquisition year 2022.

Run-off Segment
General Casualty
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2013	2012 and Prior	5	22	44	57	75	84	89	90	97	97
	Total	5	22	44	57	75	84	89	90	97	97
2014	2012 and Prior		33	36	43	45	47	48	49	52	58
2014	2013		1	1	1	1	4	7	7	7	7
2014	2014		—	—	—	—	1	1	1	1	1
	Total		34	37	44	46	52	56	57	60	66
2015	2012 and Prior			14	25	32	39	43	50	52	55
2015	2013			7	13	18	25	30	30	31	32
2015	2014			3	7	15	20	29	33	33	35
2015	2015			1	1	2	5	11	13	13	17
2015	2016				—	—	—	1	1	2	4
	Total			25	46	67	89	114	127	131	143
2016	2012 and Prior				1	2	2	3	4	3	4
	Total				1	2	2	3	4	3	4
2017	2012 and Prior					33	66	86	99	105	111
	Total					33	66	86	99	105	111
2018	2012 and Prior						8	24	35	43	52
2018	2013						9	18	30	35	37
2018	2014						4	15	22	28	32
2018	2015						17	32	44	59	68
2018	2016						11	33	47	56	66
2018	2017						—	12	24	32	37
2018	2018						—	9	17	26	30
2018	2019							2	3	6	6
	Total						49	145	222	285	328
2019	2012 and Prior							4	5	6	7
Enstar Group Limited | 2022 Form 10-K                 173

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Losses and Loss Adjustment Expenses

Run-off Segment
General Casualty
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2019	2013							3	5	5	6
2019	2014							4	2	3	1
2019	2015							3	12	15	24
2019	2016							(2)	(1)	(1)	3
2019	2017							7	10	14	16
2019	2018							1	3	4	5
2019	2019							—	1	1	1
	Total							20	37	47	63
2020	2012 and Prior								1	6	16
2020	2013								3	5	14
2020	2014								6	14	35
2020	2015								11	20	37
2020	2016								10	34	52
2020	2017								4	24	39
2020	2018								—	17	33
2020	2019								—	19	33
2020	2020								2	9	20
	Total								37	148	279
2021	2012 and Prior									2	3
2021	2013									1	4
2021	2014									1	11
2021	2015									8	18
2021	2016									15	23
2021	2017									24	51
2021	2018									5	44
2021	2019									3	26
2021	2020									9	17
	Total									68	197
2022	2012 and Prior										13
2022	2013										2
2022	2014										5
2022	2015										20
2022	2016										11
2022	2017										16
2022	2018										9
2022	2019										2
	Total										78
	Grand Total										$1,366
Enstar Group Limited | 2022 Form 10-K                 174

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Losses and Loss Adjustment Expenses

Run-off Segment
General Casualty
	Annual Percentage Payout of Incurred Losses since Year of Acquisition, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Year of Acquisition	Unaudited
2013	4.72%	16.04%	20.75%	12.26%	16.98%	8.49%	4.72%	0.94%	6.60%	—%
2014	44.74%	3.95%	9.21%	2.63%	7.89%	5.26%	1.32%	3.95%	7.24%
2015	15.15%	12.73%	12.73%	13.33%	15.15%	7.88%	2.42%	7.27%
2016	25.00%	25.00%	—%	25.00%	25.00%	(25.00)%	12.50%
2017	24.44%	24.44%	14.81%	9.63%	4.44%	4.44%
2018	10.63%	20.82%	16.70%	13.67%	9.33%
2019	7.35%	6.25%	3.68%	5.88%
2020	6.55%	19.65%	23.19%
2021	3.68%	6.98%
2022	4.12%

Enstar Group Limited | 2022 Form 10-K                 175

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Losses and Loss Adjustment Expenses

Run-off Segment
Workers' Compensation
			Net cumulative incurred losses and allocated loss adjustment expenses										Year Ended December 31, 2022	As of December 31, 2022
			For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2013	2012 and Prior	$418	$427	$426	$414	$402	$387	$371	$358	$347	$346	$344	$(2)	$5	71,115
2013	2013	(9)	90	91	89	85	82	79	80	79	78	78	—	1	5,634
2013	2014	—		4	3	3	3	2	2	2	2	2	—	—	172
	Total	409	517	521	506	490	472	452	440	428	426	424	(2)	6	76,921
2015	2012 and Prior	1,150			1,054	748	694	658	616	601	585	585	—	34	11,722
2015	2013	148			126	124	123	114	114	115	115	112	(3)	3	2,457
2015	2014	84			89	84	84	81	80	82	83	82	(1)	1	3,955
2015	2015	7			22	16	15	15	14	15	14	14	—	—	5,280
2015	2016	—				1	1	1	1	1	1	—	(1)	—	10,722
2015	2017	—					—	—	—	—	—	—	—	—	2,251
2015	2018	—						—	—	—	—	—	—	—	10
	Total	1,389			1,291	973	917	869	825	814	798	793	(5)	38	36,397
2016	2012 and Prior	466				466	434	471	457	399	392	389	(3)	14	10,533
	Total	466				466	434	471	457	399	392	389	(3)	14	10,533
2017	2012 and Prior	145					104	112	117	110	104	84	(20)	16	17
	Total	145					104	112	117	110	104	84	(20)	16	17
2018	2012 and Prior	196						185	187	186	191	177	(14)	48	2,816
2018	2013	47						47	38	33	33	32	(1)	9	851
2018	2014	62						63	57	53	51	52	1	13	1,311
2018	2015	37						37	33	32	30	29	(1)	9	1,295
2018	2016	44						45	40	39	40	37	(3)	12	1,211
2018	2017	53						54	50	47	47	46	(1)	16	1,084
2018	2018	65						65	60	60	55	56	1	14	887
2018	2019	—							21	21	21	21	—	3	383
2018	2020	—								—	—	—	—	—	1
	Total	504						496	486	471	468	450	(18)	124	9,839
2019	2012 and Prior	14							12	12	27	25	(2)	22	11,512
2019	2013	16							15	15	14	14	—	13	2,392
2019	2014	35							37	37	31	31	—	24	3,238
2019	2015	55							54	54	44	42	(2)	35	4,236
2019	2016	82							82	83	61	57	(4)	42	5,003
2019	2017	87							88	90	66	62	(4)	51	2,418
2019	2018	119							119	119	82	71	(11)	67	369
2019	2019	—							—	—	—	—	—	—	13
2019	2020	—								—	—	—	—	—	3
2019	2021	—									—	—	—	—	1
	Total	408							407	410	325	302	(23)	254	29,185
2020	2012 and Prior	208								121	105	90	(15)	26	8
2020	2014	—								—	1	1	—	—	15
2020	2015	2								2	2	1	(1)	1	56
2020	2016	3								3	3	3	—	1	129
2020	2017	2								2	2	1	(1)	—	127
Enstar Group Limited | 2022 Form 10-K                 176

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Losses and Loss Adjustment Expenses

Run-off Segment
Workers' Compensation
			Net cumulative incurred losses and allocated loss adjustment expenses										Year Ended December 31, 2022	As of December 31, 2022
			For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2020	2018	10								10	8	8	—	2	333
2020	2019	32								32	26	26	—	6	668
2020	2020	32								33	26	28	2	5	1,225
	Total	289								203	173	158	(15)	41	2,561
2021	2012 and Prior	993									929	756	(173)	213	12,211
2021	2013	39									38	28	(10)	18	56
2021	2014	14									15	15	—	9	66
2021	2015	43									36	30	(6)	15	201
2021	2016	56									55	49	(6)	23	324
2021	2017	46									46	42	(4)	19	2,824
2021	2018	66									64	56	(8)	27	1,362
2021	2019	47									47	43	(4)	16	2,273
2021	2020	45									55	54	(1)	8	4,685
2021	2021	—									23	18	(5)	5	4,210
2021	2022	—										3	—	3	73
	Total	1,349									1,308	1,094	(217)	356	28,285
2022	2012 and Prior	1										1	—	—	3,443
2022	2013	2										2	—	—	876
2022	2014	2										4	2	(1)	646
2022	2015	3										2	(1)	—	297
2022	2016	2										2	—	1	235
2022	2017	5										5	—	3	231
2022	2018	11										9	(2)	8	350
2022	2019	18										14	(4)	9	510
	Total	44										39	(5)	20	6,588
	Grand Total	$5,003										$3,733	$(308)	$869	200,326

Net cumulative paid losses and ALAE (from table below)												(1,690)
2013 to 2022 acquisition years - net liabilities for losses and ALAE												2,043
2012 and prior acquisition years - net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years												131	(10)
Total net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years												$2,174	$(318)
Enstar Group Limited | 2022 Form 10-K                 177

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Losses and Loss Adjustment Expenses

Run-off Segment
Workers' Compensation
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
			(in millions of U.S. dollars, except cumulative number of claims)
			Unaudited
2013	2012 and Prior	111	$190	$242	$280	$291	$301	$306	$304	$310	$319
2013	2013	17	37	53	63	68	71	75	74	75	76
2013	2014		1	1	2	2	2	2	2	2	2
	Total	128	228	296	345	361	374	383	380	387	397
2015	2012 and Prior			61	149	214	262	299	327	356	371
2015	2013			28	56	76	93	102	105	107	106
2015	2014			18	38	54	67	75	78	79	79
2015	2015			3	8	10	11	12	12	12	13
	Total			110	251	354	433	488	522	554	569
2016	2012 and Prior				41	76	104	143	175	198	216
	Total				41	76	104	143	175	198	216
2017	2012 and Prior					26	33	46	57	61	53
	Total					26	33	46	57	61	53
2018	2012 and Prior						3	22	40	46	57
2018	2013						2	7	12	15	17
2018	2014						3	14	21	28	32
2018	2015						1	3	8	11	14
2018	2016						—	5	8	13	16
2018	2017						—	7	10	12	16
2018	2018						—	29	34	36	37
2018	2019							13	16	16	16
	Total						9	100	149	177	205
2019	2012 and Prior							1	1	1	1
2019	2014							2	3	4	4
2019	2015							3	4	4	4
2019	2016							5	9	10	11
2019	2017							2	4	5	7
2019	2018							1	1	1	1
	Total							14	22	25	28
2020	2012 and Prior								2	10	14
2020	2016								—	1	1
2020	2017								—	1	1
2020	2018								—	1	4
2020	2019								1	10	15
2020	2020								1	10	18
	Total								4	33	53
2021	2012 and Prior									15	50
2021	2013									1	5
2021	2014									3	4
2021	2015									4	8
2021	2016									5	13
Enstar Group Limited | 2022 Form 10-K                 178

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Losses and Loss Adjustment Expenses

Run-off Segment
Workers' Compensation
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
			(in millions of U.S. dollars, except cumulative number of claims)
			Unaudited
2021	2017									7	13
2021	2018									6	12
2021	2019									9	17
2021	2020									22	37
2021	2021									4	10
	Total									76	169
	Grand Total										$1,690

Run-off Segment
Workers' Compensation
	Annual Percentage Payout of Incurred Losses since Year of Acquisition, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Year of Acquisition	Unaudited
2013	30.19%	23.58%	16.04%	11.56%	3.77%	3.07%	2.12%	(0.71)%	1.65%	2.36%
2015	13.87%	17.78%	12.99%	9.96%	6.94%	4.29%	4.04%	1.89%
2016	10.54%	9.00%	7.20%	10.03%	8.23%	5.91%	4.63%
2017	30.95%	8.33%	15.48%	13.10%	4.76%	(9.52)%
2018	2.00%	20.22%	10.89%	6.22%	6.22%
2019	4.64%	2.65%	0.99%	0.99%
2020	2.53%	18.35%	12.66%
2021	6.95%	8.50%
2022	—%
Enstar Group Limited | 2022 Form 10-K                 179

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Losses and Loss Adjustment Expenses

Run-off Segment
Professional Indemnity / Directors and Officers
					Net cumulative incurred losses and allocated loss adjustment expenses									Year Ended December 31, 2022	As of December 31, 2022
					For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	Transfers during the year	Reclassed Net Reserves Acquired	2014	2015	2016	2017	2018	2019	2020	2021	2022	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2014	2012 and Prior	72	—	72	60	76	69	67	67	66	64	64	65	1	4	3,921
2014	2013	32	—	32	42	59	52	56	51	45	43	44	44	—	2	1,628
2014	2014	—	—	—	7	5	4	4	5	5	4	8	9	1	1	548
2014	2015	—	—	—		—	6	8	7	5	5	2	2	—	—	76
2014	2016	—	—	—			—	—	—	—	—	—	—	—	—	18
2014	2017	—	—	—				—	—	—	—	—	—	—	—	24
2014	2018	—	—	—					—	—	—	—	—	—	—	13
2014	2019	—	—	—						—	—	—	—	—	—	5
2014	2020	—	—	—							—	—	—	—	—	5
2014	2021	—	—	—								—	—	—	—	3
	Total	104	—	104	109	140	131	135	130	121	116	118	120	2	7	6,241
2016	2012 and Prior	115	—	115			112	114	113	101	99	95	92	(3)	(4)	2,980
2016	2013	—	—	—			—	—	—	—	—	—	—	—	—	2
	Total	115	—	115			112	114	113	101	99	95	92	(3)	(4)	2,982
2018	2012 and Prior	293	—	293					288	251	234	231	211	(20)	13	62,498
2018	2013	50	—	50					56	49	62	59	59	—	4	3,388
2018	2014	67	—	67					61	64	63	62	67	5	—	3,674
2018	2015	47	—	47					61	68	68	55	59	4	7	3,800
2018	2016	16	—	16					35	39	54	70	75	5	3	2,171
2018	2017	1	—	1					3	7	8	11	12	1	—	195
2018	2018	—	—	—					—	1	1	1	1	—	—	14
2018	2019	—	—	—						—	—	—	—	—	—	8
2018	2020	—	—	—							—	—	1	1	—	23
2018	2021	—	—	—								—	—	—	—	3
	Total	474	—	474					504	479	490	489	485	(4)	27	75,774
2019	2012 and Prior	51	—	51						42	31	26	23	(3)	1	11,166
2019	2013	32	—	32						25	25	28	27	(1)	2	3,570
2019	2014	42	—	42						26	25	23	25	2	2	3,972
2019	2015	62	—	62						58	35	34	33	(1)	4	4,727
2019	2016	15	—	15						35	45	54	47	(7)	4	5,430
2019	2017	6	—	6						18	34	37	40	3	2	3,088
2019	2018	—	—	—						4	4	4	4	—	—	362
2019	2019	—	—	—						2	1	2	2	—	—	64
2019	2020	—	—	—							—	—	—	—	—	41
2019	2021	—	—	—								—	—	—	—	7
2019	2022	—	—	—									—		—	10
	Total	208	—	208						210	200	208	201	(7)	15	32,437
2020 (1)	2012 and Prior	6	(6)	—							—	—	—	—	—	6
2020 (1)	2013	8	(7)	1							1	1	1	—	—	5
2020 (1)	2014	12	(12)	—							—	—	—	—	—	3
2020 (1)	2015	17	(16)	1							1	1	—	(1)	—	3
2020 (1)	2016	16	(16)	—							—	—	—	—	—	8
Enstar Group Limited | 2022 Form 10-K                 180

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Losses and Loss Adjustment Expenses

Run-off Segment
Professional Indemnity / Directors and Officers
					Net cumulative incurred losses and allocated loss adjustment expenses									Year Ended December 31, 2022	As of December 31, 2022
					For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	Transfers during the year	Reclassed Net Reserves Acquired	2014	2015	2016	2017	2018	2019	2020	2021	2022	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2020 (1)	2017	17	(16)	1							1	1	(1)	(2)	—	42
2020 (1)	2018	26	(13)	13							13	14	12	(2)	2	114
2020 (1)	2019	100	(68)	32							32	21	31	10	4	150
2020 (1)	2020	35	—	35							35	37	32	(5)	10	150
	Total	237	(154)	83							83	75	75	—	16	481
2021	2012 and Prior	56	—	56								58	44	(14)	40	4,121
2021	2013	27	—	27								34	26	(8)	19	1,037
2021	2014	20	—	20								21	19	(2)	16	1,454
2021	2015	44	—	44								47	35	(12)	24	1,702
2021	2016	46	—	46								46	38	(8)	20	2,022
2021	2017	73	—	73								66	67	1	32	3,405
2021	2018	143	—	143								133	120	(13)	61	2,993
2021	2019	176	—	176								163	186	23	104	3,171
2021	2020	47	—	47								38	26	(12)	22	150
2021	2021	—	—	—								9	9	—	6	289
2021	2022	—	—	—									1	—	1	217
	Total	632	—	632								615	571	(45)	345	20,561
2022 (1)	2012 and Prior	—	6	6							6	22	—	(6)	(5)	1,427
2022 (1)	2013	11	7	18							7	6	16	(2)	(1)	638
2022 (1)	2014	7	12	19							12	11	20	1	6	904
2022 (1)	2015	13	16	29							16	16	42	13	10	1,436
2022 (1)	2016	13	16	29							16	26	49	20	16	2,773
2022 (1)	2017	58	16	74							16	25	91	17	29	3,523
2022 (1)	2018	59	13	72							13	24	84	12	20	3,958
2022 (1)	2019	43	68	111							68	35	140	29	61	5,072
	Total	204	154	358							154	165	442	84	136	19,731
	Grand Total	$1,974	$—	$1,974									$1,986	$27	$542	158,207

Net cumulative paid losses and ALAE (from table below)													(758)
2013 to 2022 acquisition years - net liabilities for losses and ALAE													1,228
2012 and prior acquisition years - net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years													21	(37)
Total net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years													$1,249	$(10)
(1) During the year ended December 31, 2022, we entered into a LPT agreement with Aspen, which absorbed the Aspen ADC agreement we entered into in 2020. As such, we have reclassified the net reserves acquired in acquisition year 2020 and the net cumulative incurred losses and allocated loss adjustment expenses recorded through December 31, 2022 to acquisition year 2022.
Enstar Group Limited | 2022 Form 10-K                 181

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Losses and Loss Adjustment Expenses

Run-off Segment
Professional Indemnity / Directors and Officers
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2014	2012 and Prior	24	38	47	50	53	53	54	55	54
2014	2013	15	26	30	38	38	38	38	39	41
2014	2014	—	1	1	1	2	3	3	3	4
2014	2015		—	—	2	2	2	2	2	2
	Total	39	65	78	91	95	96	97	99	101
2016	2012 and Prior			9	19	30	28	32	40	43
	Total			9	19	30	28	32	40	43
2018	2012 and Prior					46	78	62	67	92
2018	2013					9	14	19	33	38
2018	2014					12	25	39	48	55
2018	2015					17	20	27	22	22
2018	2016					8	24	38	46	60
2018	2017					—	2	5	9	10
2018	2018					—	1	1	1	1
	Total					92	164	191	226	278
2019	2012 and Prior						5	7	10	6
2019	2013						3	4	9	14
2019	2014						3	5	12	14
2019	2015						10	7	9	11
2019	2016						9	21	26	36
2019	2017						3	14	16	26
2019	2018						1	1	3	4
2019	2019						—	—	1	2
	Total						34	59	86	113
2020	2013							1	1	1
2020	2017							—	(1)	—
2020	2018							—	4	9
2020	2019							—	9	21
2020	2020							1	8	17
	Total							2	21	48
2021	2012 and Prior								3	3
2021	2013								1	1
2021	2014								—	2
2021	2015								4	6
2021	2016								2	7
2021	2017								3	16
2021	2018								8	37
2021	2019								4	44
2021	2020								1	2
2021	2021								1	2
	Total								27	120
2022	2012 and Prior									—
2022	2013									1
Enstar Group Limited | 2022 Form 10-K                 182

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Losses and Loss Adjustment Expenses

Run-off Segment
Professional Indemnity / Directors and Officers
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2022	2014									4
2022	2016									8
2022	2017									22
2022	2018									1
2022	2019									19
	Total									55
	Grand Total									$758

Run-off Segment
Professional Indemnity/Directors & Officers
	Annual Percentage Payout of Incurred Losses since Year of Acquisition, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9
Year of Acquisition	Unaudited
2014	32.50%	21.67%	10.83%	10.83%	3.33%	0.83%	0.83%	1.67%	1.67%
2016	9.78%	10.87%	11.96%	(2.17)%	4.35%	8.70%	3.26%
2018	18.97%	14.85%	5.57%	7.22%	10.72%
2019	16.92%	12.44%	13.43%	13.43%
2020	2.67%	25.33%	36.00%
2021	4.73%	16.29%
2022	12.44%
Enstar Group Limited | 2022 Form 10-K                 183

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Losses and Loss Adjustment Expenses

Run-off Segment
Motor
			Net cumulative incurred losses and allocated loss adjustment expenses									Year Ended December 31, 2022	As of December 31, 2022
			For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	2014	2015	2016	2017	2018	2019	2020	2021	2022	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2014	2012 and Prior	24	33	35	37	36	36	38	37	36	33	(3)	(3)	1,683
2014	2013	9	6	7	6	6	6	6	6	6	9	3	3	443
2014	2014	—	—	—	—	1	1	1	1	1	1	—	—	5
2014	2015	—		—	—	—	—	—	—	—	—	—	—	1
2014	2016	—			—	—	—	—	—	—	—	—	—	1
2014	2017	—				—	—	—	—	—	—	—	—	1
	Total	33	39	42	43	43	43	45	44	43	43	—	—	2,134
2015	2012 and Prior	36		44	46	47	47	46	45	45	46	1	—	315
2015	2013	15		17	18	18	17	17	17	17	17	—	—	817
2015	2014	8		12	13	12	13	12	12	12	11	(1)	—	668
2015	2015	3		6	6	8	8	8	8	8	8	—	—	1,385
2015	2016	—			1	—	—	—	—	—	1	1	—	229
2015	2017	—				—	—	—	—	—	—	—	—	14
2015	2018	—					—	—	—	—	—	—	—	5
	Total	62		79	84	85	85	83	82	82	83	1	—	3,433
2017	2012 and Prior	19				24	20	19	22	24	25	1	1	114
2017	2013	—				—	—	1	1	1	1	—	—	5
2017	2014	2				2	2	2	2	2	2	—	—	26
2017	2015	1				1	2	1	1	1	1	—	—	15
2017	2016	—				—	—	—	—	—	2	2	—	4
	Total	22				27	24	23	26	28	31	3	1	164
2018	2012 and Prior	115					96	106	103	103	99	(4)	3	3,557
2018	2013	72					61	63	59	60	59	(1)	3	1,179
2018	2014	114					99	87	83	77	83	6	3	1,140
2018	2015	121					110	117	112	110	115	5	7	1,336
2018	2016	104					101	107	101	100	100	—	4	1,185
2018	2017	101					101	99	102	102	103	1	6	2,843
2018	2018	181					181	158	160	161	167	6	10	3,731
2018	2019	—						39	39	40	44	4	2	1,200
	Total	808					749	776	759	753	770	17	38	16,171
2019	2012 and Prior	19						21	19	19	17	(2)	—	3,594
2019	2013	—						—	—	—	—	—	—	6
	Total	19						21	19	19	17	(2)	—	3,600
2020	2015	2							3	3	3	—	—	19
2020	2016	49							42	49	51	2	2	221
2020	2017	154							186	215	231	16	18	1,165
2020	2018	250							397	415	469	54	60	2,391
	Total	455							628	682	754	72	80	3,796
2021	2012 and Prior	6								6	4	(2)	4	1,330
2021	2013	6								5	2	(3)	2	713
2021	2014	6								6	3	(3)	3	848
2021	2015	7								4	(1)	(5)	(1)	799
Enstar Group Limited | 2022 Form 10-K                 184

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Losses and Loss Adjustment Expenses

Run-off Segment
Motor
			Net cumulative incurred losses and allocated loss adjustment expenses									Year Ended December 31, 2022	As of December 31, 2022
			For the years ended December 31
Acquisition Year	Accident Year	Net Reserves Acquired	2014	2015	2016	2017	2018	2019	2020	2021	2022	PPD	IBNR	Cumulative number of claims
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2021	2016	6								5	2	(3)	2	787
2021	2017	5								4	2	(2)	1	591
2021	2018	6								7	5	(2)	5	1
2021	2019	8								10	8	(2)	8	1
2021	2020	5								6	4	(2)	4	1
	Total	55								53	29	(24)	28	5,071
2022	2012 and Prior	—									—	—	—	16,157
2022	2013	—									—	—	—	7,452
2022	2014	1									1	—	—	6,141
2022	2015	2									2	—	—	6,317
2022	2016	3									3	—	—	5,046
2022	2017	2									2	—	2	5,361
2022	2018	8									8	—	1	5,652
2022	2019	—									—	—	4	5,723
	Total	16									16	—	7	57,849
	Grand Total	$1,470									$1,743	$67	$154	92,218

Net cumulative paid losses and ALAE (from table below)											(1,386)
2013 to 2022 acquisition years - net liabilities for losses and ALAE											357
2012 and prior acquisition years - net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years											18	7
Total net liabilities for losses and ALAE / net increase (reduction) in estimates of net ultimate losses related to prior years											$375	$74
Enstar Group Limited | 2022 Form 10-K                 185

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Losses and Loss Adjustment Expenses

Run-off Segment
Motor
		Net cumulative paid losses and allocated loss adjustment expenses
		For the years ended December 31
Acquisition Year	Accident Year	2015	2016	2017	2018	2019	2020	2021	2022
		(in millions of U.S. dollars, except cumulative number of claims)
		Unaudited
2014	2012 and Prior	29	33	34	36	36	36	36	36
2014	2013	5	5	6	6	6	6	6	6
2014	2014	—	—	1	1	1	1	1	1
	Total	34	38	41	43	43	43	43	43
2015	2012 and Prior	18	24	28	31	33	35	36	37
2015	2013	7	12	15	16	17	17	17	17
2015	2014	4	8	9	11	11	11	12	12
2015	2015	3	4	6	7	7	8	8	8
	Total	32	48	58	65	68	71	73	74
2017	2012 and Prior			12	15	18	20	21	23
2017	2013			—	—	—	—	—	—
2017	2014			—	—	1	1	2	2
2017	2015			—	—	1	1	1	1
2017	2016			—	—	1	1	1	1
	Total			12	15	21	23	25	27
2018	2012 and Prior				22	43	53	63	66
2018	2013				10	27	34	42	47
2018	2014				22	48	57	61	69
2018	2015				19	57	78	86	95
2018	2016				6	42	65	76	84
2018	2017				—	48	73	83	92
2018	2018				—	87	120	136	149
2018	2019					22	30	36	40
	Total				79	374	510	583	642
2019	2012 and Prior					—	1	4	5
	Total					—	1	4	5
2020	2015						2	3	3
2020	2016						25	40	45
2020	2017						69	148	196
2020	2018						110	247	353
	Total						206	438	597
2021	2015							—	(2)
	Total							—	(2)
	Grand Total								$1,386
Enstar Group Limited | 2022 Form 10-K                 186

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Losses and Loss Adjustment Expenses

Run-off Segment
Motor
	Annual Percentage Payout of Incurred Losses since Year of Acquisition, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9
Year of Acquisition	Unaudited
2014	44.19%	34.88%	9.30%	6.98%	4.65%	—%	—%	—%	—%
2015	38.55%	19.28%	12.05%	8.43%	3.61%	3.61%	2.41%	1.20%
2017	38.71%	9.68%	19.35%	6.45%	6.45%	6.45%
2018	10.26%	38.31%	17.66%	9.48%	7.66%
2019	—%	5.88%	17.65%	5.88%
2020	27.32%	30.77%	21.09%
2021	—%	(6.90)%
2022	—%
Enstar Group Limited | 2022 Form 10-K                 187

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Losses and Loss Adjustment Expenses

StarStone International
As described above, the loss development information for StarStone International has been included in the Run-off segment loss development tables above as an acquisition in 2021 and also presented separately on a standalone basis from the date of acquisition (April 1, 2014) below.

StarStone International
General Casualty
Net Cumulative Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance										For The Year Ended December 31, 2022	As of December 31, 2022
Accident Year	For The Years Ended December 31,
	2014	2015	2016	2017	2018	2019	2020	2021	2022	PPD	IBNR(1)	Cumulative Number of Claims
	(in millions of U.S. dollars, except cumulative number of claims)
	(unaudited)
2012 and Prior	$31	$31	$29	$27	$34	$34	$35	$35	$35	$—	$1	5,980
2013	31	28	36	35	36	39	40	41	41	—	3	3,371
2014	42	42	41	42	40	46	44	43	44	1	3	3,976
2015		52	53	55	62	70	67	68	72	4	9	3,523
2016			54	53	79	103	98	106	104	(2)	13	3,626
2017				59	95	132	141	150	159	9	24	3,646
2018					41	48	50	45	56	11	22	2,627
2019						10	11	16	16	—	7	1,684
2020							31	47	34	(13)	3	818
2021								1	1	—	—	127
2022									—	—	—	77
								Total	$562	$10	$85	29,455
(1) Total of IBNR plus expected development on reported losses.
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	For The Years Ended December 31,
	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(unaudited)
2012 and Prior	$8	$20	$23	$24	$34	$34	$34	$34	$35
2013	10	13	24	26	30	35	36	37	38
2014	3	9	17	23	28	30	32	33	41
2015		3	10	20	31	45	48	54	62
2016			1	15	32	52	65	78	82
2017				3	24	61	97	118	129
2018					2	6	17	20	29
2019						1	4	5	7
2020							1	9	17
								Total	$440
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance									$122

Enstar Group Limited | 2022 Form 10-K                 188

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Losses and Loss Adjustment Expenses

The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2022 is set forth below:

2022
(in millions of U.S. dollars)
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$122
Reinsurance recoverable on unpaid losses	31
Gross liability for unpaid losses and LAE before unallocated loss adjustment expenses and fair value adjustments	$153
The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
General Casualty	3.80%	14.21%	18.08%	15.51%	11.47%	11.08%	5.78%	3.96%	6.87%	2.65%
Enstar Group Limited | 2022 Form 10-K                 189

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Losses and Loss Adjustment Expenses

StarStone International
Workers' Compensation
Net Cumulative Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance										For The Year Ended December 31, 2022	As of December 31, 2022
	For The Years Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	PPD	IBNR(1)	Cumulative Number of Claims
	(in millions of U.S. dollars, except cumulative number of claims)
	(unaudited)
2012 and Prior	$100	$99	$99	$99	$100	$99	$99	$99	$100	$1	$1	3,500
2013	3	3	3	3	2	3	4	4	3	(1)	—	403
2014	15	17	17	16	16	15	15	15	15	—	1	1,478
2015		41	43	39	38	37	36	36	35	(1)	1	2,889
2016			55	52	53	55	53	53	52	(1)	2	2,921
2017				41	42	37	41	40	39	(1)	1	2,601
2018					37	37	38	38	38	—	2	3,388
2019						17	23	25	26	1	—	3,841
2020							30	40	35	(5)	5	2,813
2021								8	3	(5)	3	103
2022									3	—	3	13
									$349	$(12)	$19	23,950
(1) Total of IBNR plus expected development on reported losses.
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For The Years Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(unaudited)
2012 and Prior	$98	$99	$99	$99	$99	$99	$99	$99	$99
2013	2	2	2	2	2	2	2	2	3
2014	2	7	10	12	13	13	13	14	14
2015		5	17	25	29	32	32	33	33
2016			7	25	36	42	45	47	48
2017				6	17	27	32	34	35
2018					13	22	27	30	31
2019						3	17	20	22
2020							6	20	28
2021								—	1
									$314
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance									$35

Enstar Group Limited | 2022 Form 10-K                 190

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Losses and Loss Adjustment Expenses

The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2022 is set forth below:

2022
(in millions of U.S. dollars)
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$35
Reinsurance recoverable on unpaid losses	7
Gross liability for unpaid losses and LAE before ULAE and fair value adjustments	$42
The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Workers Compensation	17.05%	35.42%	15.36%	8.09%	4.11%	1.07%	0.96%	1.67%	—%	16.67%
Enstar Group Limited | 2022 Form 10-K                 191

Item 8 | Notes to Consolidated Financial Statements | Note 10 - Losses and Loss Adjustment Expenses

StarStone International
Professional Indemnity / Directors and Officers
Net Cumulative Incurred Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance										For The Year Ended December 31, 2022	As of December 31, 2022
	For The Years Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	PPD	IBNR(1)	Cumulative Number of Claims
	(in millions of U.S. dollars, except cumulative number of claims)
	(unaudited)
2012 and Prior	$18	$14	$14	$14	$19	$22	$24	$22	$22	$—	$3	1,652
2013	20	16	16	14	16	20	21	27	24	(3)	4	1,346
2014	21	21	21	22	19	23	21	22	22	—	6	929
2015		20	25	26	28	29	31	33	31	(2)	4	1,175
2016			26	26	26	26	23	24	24	—	1	835
2017				30	43	38	31	28	27	(1)	2	970
2018					30	33	35	36	39	3	9	1,153
2019						20	26	28	30	2	15	1,230
2020							33	27	27	—	22	838
2021								9	9	—	6	231
2022									1	—	1	61
									$256	$(1)	$73	10,420
(1) Total of IBNR plus expected development on reported losses.
Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	For The Years Ended December 31,
	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(unaudited)
2012 and Prior	$10	$10	$11	$12	$18	$18	$18	$18	$18
2013	4	7	9	10	10	12	14	14	14
2014	—	3	6	9	13	14	14	14	16
2015		2	7	11	14	17	20	22	23
2016			1	7	13	15	17	17	18
2017				2	10	17	20	21	21
2018					3	9	13	19	26
2019						—	3	6	11
2020							1	2	3
2021								1	2
									$152
Total outstanding liabilities for unpaid losses and ALAE, net of reinsurance									$104

Enstar Group Limited | 2022 Form 10-K                 192

Item 8 | Notes to Consolidated Financial Statements | Note 11 - Future Policyholder Benefits

The reconciliation of incurred and paid loss development to the liability for unpaid losses and LAE as presented in the tables above for the year ended December 31, 2022 is set forth below:

2022
(in millions of U.S. dollars)
Liabilities for unpaid losses and allocated LAE, net of reinsurance	$104
Reinsurance recoverable on unpaid losses	10
Gross liability for unpaid losses and LAE before ULAE and fair value adjustments	$114
The following is unaudited supplementary information for average annual historical duration of claims:

	Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Professional Indemnity / Directors and Officers	6.76%	16.83%	12.66%	10.96%	9.51%	6.92%	3.79%	2.89%	3.03%	—%
Enstar Group Limited | 2022 Form 10-K                 193

Item 8 | Notes to Consolidated Financial Statements | Note 12 - Defendant Asbestos and Environmental Liabilities

11. FUTURE POLICYHOLDER BENEFITS

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
The carrying value of the provision for future policyholder benefits as of December 31, 2022 and 2021 was as follows:

	2022	2021
	(in millions of U.S. dollars)
Deferred life contingent annuities	$196	$294
Whole of life reversion annuities	127	165
In-payment annuities	861	1,043
Total	$1,184	$1,502
As of December 31, 2022 and 2021, we had future policyholder benefit liabilities of $1.2 billion and $1.5 billion, respectively. The decrease of $318 million was primarily due to foreign currency translation following the strengthening of the U.S. dollar against the Euro.
We believe that the assumptions used represent a realistic and appropriate basis for estimating the provision for future policyholder benefits as of December 31, 2022. However, these assumptions are subject to change and we regularly review and adjust our estimates and provisioning methodologies taking into account all currently known information and updated assumptions relating to unknown information.
In November 2022, we completed a novation of all of our life contingent liabilities and other policy benefits pursuant to the Master Agreement we entered into with Allianz. The impact of the novation will be reflected in our first quarter 2023 results as we report the results of Enhanzed Re on a one quarter reporting lag37.

37 Refer to Note 26 for further information.
Enstar Group Limited | 2022 Form 10-K                 194

Item 8 | Notes to Consolidated Financial Statements | Note 12 - Defendant Asbestos and Environmental Liabilities

12. DEFENDANT ASBESTOS AND ENVIRONMENTAL LIABILITIES

We acquired DCo and Morse TEC in 2016 and 2019, respectively. These companies hold liabilities associated with personal injury asbestos claims and environmental claims arising from their legacy manufacturing operations. DCo and Morse TEC continue to process asbestos personal injury claims.
Defendant A&E liabilities on our consolidated balance sheets include amounts for indemnity and defense costs for pending and future asbestos-related claims, determined using actuarial methods for asbestos-related exposures.
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
The carrying value of the defendant A&E liabilities, insurance recoveries, future estimated expenses and the fair value adjustments related to DCo and Morse TEC as of December 31, 2022 and 2021 was as follows:

	2022	2021
	(in millions of U.S. dollars)
Defendant A&E liabilities:
Defendant asbestos liabilities	$786	$826
Defendant environmental liabilities	10	11
Estimated future expenses	35	37
Fair value adjustments	(224)	(236)
Defendant A&E liabilities	607	638

Insurance balances recoverable:
Insurance recoveries related to defendant asbestos liabilities (net of allowance: 2022 - $5; 2021 - $5)	224	264
Fair value adjustments	(47)	(51)
Insurance balances recoverable	177	213

Net liabilities relating to defendant A&E exposures	$430	$425

Enstar Group Limited | 2022 Form 10-K                 195

Item 8 | Notes to Consolidated Financial Statements | Note 12 - Defendant Asbestos and Environmental Liabilities

The table below provides a consolidated reconciliation of the beginning and ending liability for defendant A&E liabilities for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
	(in millions of U.S. dollars)
Balance as of January 1	$638	$706	$848
Insurance balances recoverable	(213)	(250)	(449)
Cumulative effect of change in accounting principle on the determination of the allowance for estimated uncollectible insurance balances	—	—	3
Net balance as of January 1	425	456	402
Amounts recorded in other expense (income):
Reduction in estimate of net ultimate liabilities	(2)	(38)	(103)
Reduction in estimated future expenses	(1)	(5)	(9)
Amortization of fair value adjustments	7	16	12
Total other expense (income)	4	(27)	(100)
Total net recoveries (paid claims)	1	(4)	154
Net balance as of December 31	430	425	456
Insurance balances recoverable	177	213	250
Balance as of December 31	$607	$638	$706
Total other expense from our defendant A&E liabilities was $4 million for the year ended December 31, 2022, primarily due to the amortization of fair value adjustments and partially offset by favorable changes in the estimate of liabilities and future expenses
Total other income was $27 million for the year ended December 31, 2021, driven by a reduction in the actuarially estimated ultimate net liabilities as a result of a decline in mesothelioma filings.
Total other income was $100 million for the year ended December 31, 2020 and was driven by a reduction in the actuarially estimated ultimate net liabilities as a result of a lower than expected number of asbestos claims filed against us, lower than expected paid indemnity and defense costs, and the net collection of disputed insurance recoveries.
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
The actuarial analysis for these asbestos-related exposures utilizes data resulting from claim experience, including input from national coordinating counsel and local counsel, and includes the development of an estimate of the potential value of asbestos-related claims asserted but not yet resolved as well as the number and potential value of asbestos-related claims not yet asserted.
In developing the estimate of liability for potential future claims, the actuarial methods project the potential number of future claims based on our historical claim filings and health studies. The actuarial methods also utilize assumptions based on our historical proportion of claims resolved without payment, historical claim resolution costs for those claims that result in a payment, and historical defense costs. The liabilities are estimated by using pending and projected future claim filings, projected payments rates, average claim resolution amounts and an estimate for defense costs, which is derived based on assumptions relating to defense costs to indemnity cost ratios. We utilize judgment when determining the assumptions related to projected future claims filings, projected payment rates and estimated defense costs.
We determine, based on the factors described above, including the actuarial analysis, that their best estimate of the aggregate liability both for asbestos-related claims asserted but not yet resolved and potential asbestos-related
Enstar Group Limited | 2022 Form 10-K                 196

Item 8 | Notes to Consolidated Financial Statements | Note 13 - Fair Value Measurements

claims not yet asserted, including estimated defense costs, was $786 million and $826 million as of December 31, 2022 and 2021, respectively.
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
The PRPs may currently be liable for the cost of clean-up and other remedial activities at 27 such sites. Responsibility for clean-up and other remedial activities at a Superfund site is typically shared among PRPs based on an allocation formula.
We have a liability for defendant environmental liabilities of $10 million and $11 million as of December 31, 2022 and 2021, respectively. The estimate for defendant environmental liabilities is based on information available to us, including an estimate of the allocation of liability among PRPs, the probability that other PRPs will pay the cost apportioned to them, currently available information from PRPs and/or federal or state environmental agencies concerning the scope of contamination and estimated remediation and consulting costs, and remediation alternatives.
Allowance for Estimated Uncollectible Insurance Balances Recoverable on Defendant Asbestos Liabilities
We maintained a beginning and ending allowance for estimated uncollectible insurance balances related to our defendant asbestos liabilities of $5 million for the years ended December 31, 2022 and 2021.
During the years ended December 31, 2022 and 2021, we did not have any new provisions, write-offs charged against the allowance for estimated uncollectible insurance or any recoveries of amounts previously written off.
We did not have significant non-disputed past due balances receivable from our insurers related to our defendant asbestos liabilities, that were older than one year for any of the periods presented. Any balances that are part of ongoing legal activity are estimated to be recovered at the level of our recorded asset which is consistent with our legal advice and past collection experience.

Enstar Group Limited | 2022 Form 10-K                 197

Item 8 | Notes to Consolidated Financial Statements | Note 13 - Fair Value Measurements

13. FAIR VALUE MEASUREMENTS

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
Enstar Group Limited | 2022 Form 10-K                 198

Item 8 | Notes to Consolidated Financial Statements | Note 13 - Fair Value Measurements

We have categorized our assets and liabilities that are recorded at fair value on a recurring basis among levels based on the observability of inputs, or at fair value using NAV per share (or its equivalent) as follows:

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
	(in millions of U.S. dollars)
Investments:
Short-term and Fixed maturity investments:
U.S. government and agency	$—	$516	$—	$—	$516
U.K. government	—	82	—	—	82
Other government	—	462	—	—	462
Corporate	—	5,286	—	—	5,286
Municipal	—	211	—	—	211
Residential mortgage-backed	—	552	—	—	552
Commercial mortgage-backed	—	1,022	—	—	1,022
Asset-backed	—	914	—	—	914
Structured products	—	586	—	—	586
	—	9,631	—	—	9,631

Other assets included within funds held - directly managed	—	54	—	—	54

Equities:
Publicly traded equity investments	351	34	—	—	385
Exchange-traded funds	507	—	—	—	507
Privately held equity investments	—	—	319	39	358
	858	34	319	39	1,250

Other investments:
Hedge funds	—	—	—	549	549
Fixed income funds	—	90	—	457	547
Equity funds	—	3	—	—	3
Private equity funds	—	—	—	1,282	1,282
CLO equities	—	148	—	—	148
CLO equity funds	—	—	—	203	203
Private credit funds	—	—	—	362	362
Real estate fund	—	—	—	202	202
	—	241	—	3,055	3,296
Total Investments	$858	$9,960	$319	$3,094	$14,231

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$275	$—	$275

Funds held by reinsured companies:	$—	$—	$44	$—	$44

Other Assets:
Derivatives qualifying as hedging	$—	$1	$—	$—	$1
Derivatives not qualifying as hedges	—	5	—	—	5
Derivative instruments	$—	$6	$—	$—	$6

Losses and LAE:	$—	$—	$1,286	$—	$1,286

Other Liabilities:
Derivatives qualifying as hedging	$—	$11	$—	$—	$11
Derivatives not qualifying as hedges	—	1	—	—	1
Derivative instruments	$—	$12	$—	$—	$12
Enstar Group Limited | 2022 Form 10-K                 199

Item 8 | Notes to Consolidated Financial Statements | Note 13 - Fair Value Measurements

	December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV as Practical Expedient	Total Fair Value
	(in millions of U.S. dollars)
Investments:
Short-term and Fixed maturity investments:
U.S. government and agency	$—	$747	$—	$—	$747
U.K government	—	83	—	—	83
Other government	—	663	—	—	663
Corporate	—	6,814	—	—	6,814
Municipal	—	286	—	—	286
Residential mortgage-backed	—	610	—	—	610
Commercial mortgage-backed	—	1,074	—	—	1,074
Asset-backed	—	944	—	—	944
Structured products	—	1,033	—	—	1,033
	—	12,254	—	—	12,254

Other assets included within funds held - directly managed	—	201	—	—	201

Equities:
Publicly traded equity investments	239	42	—	—	281
Exchange-traded funds	1,342	—	—	—	1,342
Privately held equity investments	—	—	347	25	372
	1,581	42	347	25	1,995

Other investments:
Hedge funds	—	—	—	291	291
Fixed income funds	—	231	—	342	573
Equity funds	—	5	—	—	5
Private equity funds	—	—	—	752	752
CLO equities	—	161	—	—	161
CLO equity funds	—	—	—	207	207
Private credit funds	—	—	—	275	275
Real estate fund	—	—	—	69	69
	—	397	—	1,936	2,333
Total Investments	$1,581	$12,894	$347	$1,961	$16,783

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$432	$—	$432

Other Assets:
Derivatives not qualifying as hedges	—	2	—	—	2
Derivative instruments	$—	$2	$—	$—	$2

Losses and LAE:	$—	$—	$1,989	$—	$1,989

Other Liabilities:
Derivatives qualifying as hedging	$—	$7	$—	$—	$7
Derivatives not qualifying as hedges	—	10	—	—	10
Derivative instruments	$—	$17	$—	$—	$17
Enstar Group Limited | 2022 Form 10-K                 200

Item 8 | Notes to Consolidated Financial Statements | Note 13 - Fair Value Measurements

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
•Asset-backed and commercial and residential mortgage-backed securities consist primarily of investment-grade bonds backed by pools of loans with a variety of underlying collateral. Residential and commercial mortgage-backed securities include both agency and non-agency originated securities. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, prepayment speeds and default rates. These are considered observable market inputs and therefore the fair value of these securities are classified as Level 2.
Enstar Group Limited | 2022 Form 10-K                 201

Item 8 | Notes to Consolidated Financial Statements | Note 13 - Fair Value Measurements

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
Equities
Our investments in equities consist of a combination of publicly traded and privately held investments. Our publicly traded equity investments in common and preferred stocks predominantly trade on major exchanges and are managed by our external advisors. Our exchange-traded funds also trade on major exchanges.
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
Our privately held equity investments in common and preferred stocks are direct investments in companies that we believe offer attractive risk adjusted returns and/or offer other strategic advantages. Each investment may have its own unique terms and conditions and there may be restrictions on disposals. The market for these investments is illiquid and there is no active market. For the majority of these we use a combination of cost, internal models and reported values from co-investors/managers to calculate the fair value of the privately held equity investments. The fair value estimates of these are based on unobservable market data so have been categorized as Level 3. We also have one direct investment in the equity of a privately held business development company which values its underlying investments using NAV as a practical expedient; therefore, the investment has not been categorized within the fair value hierarchy.
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
Enstar Group Limited | 2022 Form 10-K                 202

Item 8 | Notes to Consolidated Financial Statements | Note 13 - Fair Value Measurements

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
The fair value was calculated as the aggregate of discounted cash flows plus a risk margin. The discounted cash flow approach uses:
i.estimated nominal cash flows based upon an appropriate payment pattern developed in accordance with actuarial methods; and
ii.a discount rate based upon a high quality rated corporate bond yield plus a credit spread for non-performance risk.
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
Funds Held by Reinsured Companies
The fair value of the embedded derivative representing the contractually agreed variable return on the funds held by reinsured companies associated with the Aspen LPT transaction is classified as Level 3 and is calculated using an internal model.
The fair value is calculated as the difference between:
i.the present value of all future expected interest payments based on the full crediting rate, calculated using a Monte Carlo simulation model; and
ii.the present value of all future expected interest payments based on the base crediting rate, calculated using a discounted cash flow model.
The Monte Carlo simulation model uses:
i.a continuous forward risk-free rate commensurate with the crediting interest rate period (observable); and
ii.an estimated historical volatility rate based upon the annualized standard deviation of daily log returns observed on a portfolio replicating the Aspen investment portfolio over a period commensurate with the crediting rate period (unobservable).
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
Enstar Group Limited | 2022 Form 10-K                 203

Item 8 | Notes to Consolidated Financial Statements | Note 13 - Fair Value Measurements

Level 3 Measurements and Changes in Leveling
Transfers into or out of levels are recorded at their fair values as of the end of the reporting period, consistent with the date of determination of fair value.
Investments
The following table present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the years ended December 31, 2022 and 2021:

	2022		2021
	Privately-held Equities	Total	Privately-held Equities	Other Investments	Total

	(in millions of U.S. dollars)
Beginning fair value	$347	$347	$275	$9	$284
Purchases	5	5	65	—	65
Sales	(15)	(15)	—	(9)	(9)
Total net unrealized gains (losses)	(43)	(43)	7	—	7
Ending fair value	$294	$294	$347	$—	$347
Net unrealized gains (losses) related to Level 3 assets in the table above are included in net unrealized gains (losses) in our consolidated statements of earnings.
There were no transfers to and from Level 2 and Level 3 investments for the years ended December 31, 2022 and 2021.
Valuations Techniques and Inputs
The table below presents the quantitative information related to the fair value measurements for our privately held equity investments measured at fair value on a recurring and nonrecurring basis using Level 3 inputs:

Qualitative Information about Level 3 Fair Value Measurements
Valuation Techniques	Fair Value as of December 31, 2022	Unobservable Input	Range (Average) (1)
	(in millions of U.S. dollars)
Recurring basis:
Guideline company methodology; Option pricing model	$190	P/BV multiple P/BV (excluding AOCI) multiple Price/LTM earnings multiple Expected term	1.70-2.3x 1.6-1.7x 13.3-15.4x 1-3 years
Dividend discount model; Guideline companies method	77	Discount rate P/BV multiple Price/2023 earnings Price/2024 earnings	15.0% - 16.0% 1.4x - 2.0x 7.5x - 10.4x 6.3x - 6.5x
Guideline companies method; Earnings	27	LTM Enterprise Value/ EBITDA multiples LTM EV/Revenue multiples Multiple on earnings	11.5x - 12.5x 2.5x - 3x 5x
	294
Non-recurring basis:
Cost as approximation of fair value	25	Cost as approximation of fair value
	$319
(1) The average represents the arithmetic average of the inputs and is not weighted by the relative fair value.
As of December 31, 2022, the valuation techniques we used to fair value $190 million privately held equity investment includes an option pricing model, which allows for consideration of various exit options that exist within the investment. The unobservable inputs to the option pricing model have been identified and disclosed in the table above, and we no longer use a distribution waterfall to fair value the investment.

Enstar Group Limited | 2022 Form 10-K                 204

Item 8 | Notes to Consolidated Financial Statements | Note 13 - Fair Value Measurements

Funds Held by Reinsured Companies - Embedded Derivative
During the second quarter of 2022, we recognized an embedded derivative in relation to the Aspen LPT transaction to account for the fair value of the full crediting rate we expect to earn on the funds withheld received as premium consideration.
The following table presents a reconciliation of the beginning and ending balances for the embedded derivative measured at fair value on a recurring basis using Level 3 inputs during the year ended December 31, 2022:

2022
(in millions of U.S. dollars)
Beginning fair value	$—
Initial recognition	27
Total net unrealized gains	17
Ending fair value	$44
Net unrealized gains in the table above are included in net unrealized gains (losses) in our consolidated statements of earnings.
Valuations Techniques and Inputs
The table below presents the quantitative information related to the fair value measurements for the embedded derivative on our funds held by reinsured companies measured at fair value on a recurring basis using Level 3 inputs:

Qualitative Information about Level 3 Fair Value Measurements
Valuation Techniques	Fair Value as of December 31, 2022	Unobservable Input	Average
	(in millions of U.S. dollars)
Monte Carlo simulation model; Discounted cash flow analysis	$44	Volatility rate; Expected loss payments	4.86% $1.3 billion
Insurance Contracts - Fair Value Option
The following table presents a reconciliation of the beginning and ending balances for all insurance contracts measured at fair value on a recurring basis using Level 3 inputs during the years ended December 31, 2022 and 2021:

	2022			2021
	Liability for losses and LAE	Reinsurance balances recoverable on paid and unpaid losses	Net	Liability for losses and LAE	Reinsurance balances recoverable on paid and unpaid losses	Net
	(in millions of U.S. dollars)
Beginning fair value	$1,989	$432	$1,557	$2,453	$521	$1,932
Incurred losses and LAE:
Reduction in estimates of ultimate losses	(79)	(29)	(50)	(59)	(6)	(53)
Reduction in unallocated LAE	(18)	—	(18)	(18)	—	(18)
Change in fair value	(247)	(47)	(200)	(88)	(13)	(75)
Total incurred losses and LAE	(344)	(76)	(268)	(165)	(19)	(146)
Paid losses	(245)	(65)	(180)	(274)	(65)	(209)
Effect of exchange rate movements	(114)	(16)	(98)	(25)	(5)	(20)
Ending fair value	$1,286	$275	$1,011	$1,989	$432	$1,557
Changes in fair value in the table above are included in net incurred losses and LAE in our consolidated statements of earnings.
Enstar Group Limited | 2022 Form 10-K                 205

Item 8 | Notes to Consolidated Financial Statements | Note 13 - Fair Value Measurements

The following table presents the components of the net change in fair value for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
	(in millions of U.S. dollars)
Changes in fair value due to changes in:
Average payout	$40	$22	$21
Corporate bond yield	(219)	(97)	96
Credit spread for non-performance	(21)	—	—
Weighted cost of capital	—	—	(5)
Risk cost of capital	—	—	7
Change in fair value	$(200)	$(75)	$119
Valuations Techniques and Inputs
Below is a summary of the quantitative information regarding the significant observable and unobservable inputs used in the internal model to determine fair value on a recurring basis as of December 31, 2022 and 2021:

		2022	2021
Valuation Technique	Unobservable (U) and Observable (O) Inputs	Weighted Average	Weighted Average
Internal model	Corporate bond yield (O)	A Rated	A rated
Internal model	Credit spread for non-performance risk (U)	0.65%	0.2%
Internal model	Risk cost of capital (U)	5.1%	5.1%
Internal model	Weighted average cost of capital (U)	8.25%	8.25%
Internal model	Average payout - liability (U)	7.89 years	7.95 years
Internal model	Average payout - reinsurance balances recoverable on paid and unpaid losses (U)	7.71 years	7.63 years
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
Disclosure of Fair Values for Financial Instruments Carried at Cost
Senior and Subordinated Notes
The following table presents the fair values of our Senior and Subordinated Notes carried at amortized cost:

	December 31, 2022
	Amortized Cost	Fair Value
	(in millions of U.S. dollars)
4.95% Senior Notes due 2029	$496	$457
3.10% Senior Notes due 2031	495	365
Total Senior Notes	$991	$822
5.75% Junior Subordinated Notes due 2040	$345	$312
5.50% Junior Subordinated Notes due 2042	493	401
Total Subordinated Notes	$838	$713
The fair value of our Senior Notes and our Junior Subordinated Notes due 2040 and 2042 was based on observable market pricing from a third party pricing service.
The Subordinated Notes are classified as Level 2.
Enstar Group Limited | 2022 Form 10-K                 206

Item 8 | Notes to Consolidated Financial Statements | Note 14 - Variable Interest Entities

Insurance Contracts
Disclosure of fair value of amounts relating to insurance contracts is not required, except those for which we elected the fair value option, as described above.
Remaining Financial Assets and Liabilities
Our remaining financial assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature approximates fair value as of December 31, 2022 and 2021.

Enstar Group Limited | 2022 Form 10-K                 207

Item 8 | Notes to Consolidated Financial Statements | Note 14 - Variable Interest Entities

14. VARIABLE INTEREST ENTITIES

We have investments in certain limited partnership funds which are deemed to be variable interest entities ("VIEs"). The activities of these VIEs are generally limited to holding investments and our involvement in these entities is passive in nature. We consolidate all VIEs in which we are considered to be the primary beneficiary.
GCM Fund
In July 2022, we entered into an agreement to become a limited partner of GCM Blue Sails Infrastructure Offshore Opportunities Fund, L.P. (“GCM Fund”), with an initial commitment of $150 million. At that time, we performed an assessment and concluded that as a result of being a limited partner and having no substantive kick-out or participating rights, the GCM Fund is a VIE. We also concluded that we are the primary beneficiary, as our 99.5% economic interest in the GCM Fund is disproportionately greater than our lack of stated power to direct the activities of the GCM Fund that will most significantly impact the GCM Fund’s economic performance. As a result, we have consolidated the results of the GCM Fund. There was no gain or loss recognized on consolidation.
We have elected to recognize the results of the GCM Fund on a one quarter lag due to anticipated delays in obtaining timely financial information. As of December 31, 2022, $14 million of the initial commitment has been called. The carrying amounts of the assets and liabilities of the GCM Fund are presented within existing captions on our consolidated balance sheet as of December 31, 2022. Net investment income, changes in the fair value of assets and liabilities of the GCM Fund and management fees will be presented within existing captions in the consolidated statements of earnings. Such amounts are immaterial for the year ended December 31, 2022.
Our exposure to risk of loss is limited to the amount of our investment, in accordance with the limited partnership agreement. We have not committed to provide any financial support to the general partner of the GCM Fund. In addition, we have not committed to provide any additional financial support to the GCM Fund in excess of previously funded capital commitments and all undistributed profits and income.
The assets of Enstar are not available to the creditors of the GCM Fund.
InRe Fund
During 2021, we redeemed an aggregate of $2.7 billion and completed the liquidation of our investment in the InRe Fund.
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
During the year ended December 31, 2021 we recognized net investment expenses for the InRe Fund of $13 million and net realized losses of $58 million (as all investments were redeemed and liquidated during the year subsequent to consolidation).
During the year ended December 31, 2020, we recognized net unrealized gains of $1.2 billion as we accounted for this investment at NAV, with all changes in NAV (which would have included all income and expenses of the InRe Fund) within net unrealized gains.
During the year ended December 31, 2021, our consolidated statements of cash flows included net operating cash flows of $2.1 billion attributed to the InRe Fund driven by net sales of trading securities, partially offset by net payments to cover securities sold short, and net investing cash flows of $574 million resulting from the initial consolidation of the InRe Fund's cash and restricted cash balances.
Summarized Financial Information
Prior to consolidating the InRe Fund, total income, expenses and net income (including Enstar’s and Hillhouse’s combined interests) for the three months ended March 31, 2021 was $311 million, $19 million and $292 million, respectively. Total income, expenses and net income for the InRe Fund for the year ended December 31, 2020 was $1.7 billion, $31 million and $1.7 billion, respectively. Enstar recognized $77 million and $1.2 billion of net unrealized
Enstar Group Limited | 2022 Form 10-K                 208

Item 8 | Notes to Consolidated Financial Statements | Note 15 - Premiums Written and Earned

gains from its allocated share of total net income for the three months ended March 31, 2021 and year ended December 31, 2020.
Nonconsolidated VIEs
The tables below present the fair value of our investments in nonconsolidated VIEs as well as our maximum exposure to loss associated with these VIEs:

As of December 31, 2022	Fair Value	Unfunded Commitments	Maximum Exposure to Loss
	(in millions of U.S. dollars)
Equities
Publicly traded equity investment in common stock	$52	$—	$52
Privately held equity	25	—	25
Total	77	—	77

Other investments
Hedge funds	$549	$—	$549
Fixed income funds	277	33	310
Private equity funds	1,210	911	2,121
CLO equity funds	203	—	203
Private credit funds	79	149	228
Real estate funds	203	529	732
Total	$2,521	$1,622	$4,143

Total investments in nonconsolidated VIEs	$2,598	$1,622	$4,220

As of December 31, 2021	Fair Value	Unfunded Commitments	Maximum Exposure to Loss
	(in millions of U.S. dollars)
Equities
Publicly traded equity investment in common stock	$64	$—	$64

Other investments
Hedge fund	$291	$45	$336
Fixed income funds	171	36	207
Private equity funds	697	930	1,627
CLO equity funds	207	31	238
Private credit funds	14	166	180
Real estate funds	69	418	487
Total	$1,449	$1,626	$3,075

Total investments in nonconsolidated VIEs	$1,513	$1,626	$3,139

Enstar Group Limited | 2022 Form 10-K                 209

Item 8 | Notes to Consolidated Financial Statements | Note 17 - Debt Obligations and Credit Facilities

15. PREMIUMS WRITTEN AND EARNED

The following tables provide a summary of net premiums written and earned for the years ended December 31, 2022, 2021 and 2020:

	2022		2021		2020
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
	(in millions of U.S. dollars)
Total
Total gross	$25	$97	$106	$373	$552	$730
Total ceded	(13)	(31)	(44)	(128)	(119)	(158)
Total net	$12	$66	$62	$245	$433	$572
Gross premiums written for the years ended December 31, 2022 and 2021 decreased by $81 million and $446 million, respectively, primarily due to our strategic exit from our active underwriting platforms beginning in 2020.

16. GOODWILL AND INTANGIBLE ASSETS

We have goodwill of $63 million as of December 31, 2022 and 2021 that was included within other assets in the consolidated balance sheets. There were no changes in this balance for each of the three years ended December 31, 2022. We have no other intangible assets in any of the periods presented within these financial statements.
As part of our annual assessment of goodwill, we have considered the net loss attributable to Enstar ordinary shareholders for the year ended December 31, 2022, which was driven by net unrealized losses, primarily related to fixed income securities, as a result of rising interest rates and widening credit spreads. While we expect global financial markets to remain volatile into 2023, we expect that unrealized losses on our fixed maturity assets will be recouped as these assets get closer to their maturity and the prices pull to par. Therefore, we have concluded that the net loss attributable to Enstar ordinary shareholders for the year ended December 31, 2022 is not an indicator of goodwill impairment.
Enstar Group Limited | 2022 Form 10-K                 210

Item 8 | Notes to Consolidated Financial Statements | Note 17 - Debt Obligations and Credit Facilities

17. DEBT OBLIGATIONS AND CREDIT FACILITIES

We utilize debt financing and credit facilities primarily for funding acquisitions and significant new business, investment activities and, from time to time, for general corporate purposes.
Our debt obligations were as follows:

				December 31, 2022		December 31, 2021
Facility	Origination	Term	Principal	(Unamortized Cost) / Fair Value Adjustments	Carrying Value	(Unamortized Cost) / Fair Value Adjustments	Carrying Value
			(in millions of U.S. dollars)
4.50% Senior Notes due 2022	March 2017	5 years	$—	$—	$—	$—	$280
4.95% Senior Notes due 2029	May 2019	10 years	500	(4)	496	(5)	495
3.10% Senior Notes due 2031	August 2021	10 years	500	(5)	495	(5)	495
Total Senior Notes					991		1,270
5.75% Junior Subordinated Notes due 2040	August 2020	20 years	350	(5)	345	(5)	345
5.50% Junior Subordinated Notes due 2042	January 2022	20 years	500	(7)	493	—	—
5.50% Enhanzed Re's Subordinated Notes due 2031	December 2018	12.1 years	—	—	—	6	76
Total Subordinated Notes					838		421
EGL Revolving Credit Facility	August 2018	5 years			—		—
Total debt obligations					$1,829		$1,691
The table below provides a summary of the total interest expense for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
	(in millions of U.S. dollars)
Interest expense on debt obligations	$93	$68	$58
Amortization of debt issuance costs	2	1	1
Gain on extinguishment	(6)	—	—
Total interest expense	$89	$69	$59
Senior Notes
The Senior Notes are effectively subordinated to all of our secured indebtedness to the extent of the value of the assets securing such indebtedness, and structurally subordinated to all liabilities of our subsidiaries, including claims of policyholders.
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
Subordinated Notes
The 2040 Junior Subordinated Notes are unsecured junior subordinated obligations of Enstar Finance LLC (“Enstar Finance”). The 2040 Junior Subordinated Notes are fully and unconditionally guaranteed by us on an unsecured and junior subordinated basis. These debt securities of Enstar Finance are effectively subordinated to the obligations of our other subsidiaries.
The 2040 Junior Subordinated Notes bear interest (i) during the initial five-year period ending August 30, 2025, at a fixed rate per annum of 5.75% and (ii) during each five-year reset period thereafter beginning September 1, 2025, at
Enstar Group Limited | 2022 Form 10-K                 211

Item 8 | Notes to Consolidated Financial Statements | Note 17 - Debt Obligations and Credit Facilities

a fixed rate per annum equal to the five-year U.S. treasury rate calculated as of two business days prior to the beginning of such five-year period plus 5.468%.
Subject to certain threshold regulatory requirements and during certain time periods, Enstar Finance may repurchase the 2040 Junior Subordinated Notes, in whole or in part, at any time, at a repurchase price equal to at least 100% of the principal amount, plus accrued and unpaid interest.
Debt Issuance
In January 2022, our wholly-owned subsidiary, Enstar Finance, completed the issuance and sale of a series of junior subordinated notes due 2042 (the "2042 Junior Subordinated Notes") for an aggregate principal amount of $500 million. The 2042 Junior Subordinated Notes bear interest (i) during the initial five-year period ending January 14, 2027, at a fixed rate per annum of 5.50% and (ii) during each five-year reset period thereafter beginning January 15, 2027, at a fixed rate per annum equal to the five-year U.S. treasury rate calculated as of two business days prior to the beginning of such five-year period plus 4.006%.
The 2042 Junior Subordinated Notes are unsecured junior subordinated obligations of Enstar Finance, are fully and unconditionally guaranteed by us on an unsecured and junior subordinated basis, and are contractually subordinated in right of payment to the existing and future obligations of our other subsidiaries (other than Enstar Finance).
The 2042 Junior Subordinated Notes are exclusively the obligations of Enstar Finance and us, to the extent of the guarantee, and are not guaranteed by any of our other subsidiaries, which are separate and distinct legal entities and, except for Enstar Finance, have no obligation, contingent or otherwise, to pay holders any amounts due on the 2042 Junior Subordinated Notes or to make any funds available for payment on the 2042 Junior Subordinated Notes, whether by dividends, loans or other payments.
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
Debt Repayment
In September 2022, we repaid Enhanzed Re's $70 million of Subordinated Notes due 2031 that had been issued to an affiliate of Allianz. We also recognized a gain on extinguishment of $6 million as a result of accelerating the amortization of the remaining fair value adjustment, which was included within interest expense in our consolidated statements of earnings.
Maturities
As of December 31, 2022, there are no outstanding debt obligations that will become due in each of the next five years. Our debt of $1.9 billion upon maturity becomes due in periods beyond five years from December 31, 2022.
EGL Revolving Credit Facility
As of December 31, 2022, we were permitted to borrow up to an aggregate amount of $600 million under our unsecured revolving credit agreement. We may request additional commitments under the facility up to an additional $400 million, which the existing lenders in their discretion or new lenders may provide, in each case subject to the terms of the agreement. To date, we have not requested any additional commitments under the facility.
As of December 31, 2022, there was $600 million of available unutilized capacity under the facility. In the fourth quarter of 2022, we borrowed and fully repaid $55 million of loans under our revolving credit facility.
Enstar Group Limited | 2022 Form 10-K                 212

Item 8 | Notes to Consolidated Financial Statements | Note 18 - Noncontrolling Interests

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
Our credit and deposit facilities were as follows:

			Aggregate Amount Issued / Requested as Deposits / Face Amount
	Commitment	Additional Commitments Available (1)	December 31, 2022	December 31, 2021
	(in millions of U.S. dollars)
$275 million FAL LOC Facility (2)	$275	$75	$135	$210
$90 million FAL Deposit Facility (2)	90	10	90	90
$365 million LOC Facility	365	—	365	250
$100 million LOC Facility	100	—	100	100
$120 million LOC Facility	120	60	97	111
$800 million Syndicated LOC Facility	800	—	625	568
$65 million LOC Facility (3)	—	—	—	61
$100 million Bermuda LOC Facility (3)(4)	—	—	—	100
$1 million LOC Facility	1	—	—	1
$100 million Bermuda LOC Facility (4)	100	—	100	—
$100 million Bermuda LOC Facility (4)	100	—	100	—
$100 million Bermuda LOC Facility (4)	100	—	100	—
£32.0 million United Kingdom LOC Facility (5)	£32	£—	$39	$43
(1) We may request additional commitments under the facility in an aggregate amount not to exceed this amount.
(2) The FAL LOC facility will expire on September 30, 2024, with an option to extend the termination date to September 30, 2025. The FAL Deposit Facility will expire May 6, 2023. Under the FAL Deposit facility, a third-party lender deposits a requested market valuation amount of eligible securities into Lloyd’s on behalf of our Lloyd’s corporate member. As of December 31, 2022 and December 31, 2021, our combined FAL comprised cash and investments of $455 million (including $90 million provided under the FAL Deposit Facility) and $520 million (including $89 million provided under the FAL Deposit Facility), respectively, and unsecured LOCs of $135 million and $210 million, respectively.
(3) The LOC was terminated during the year ended December 31, 2022.
(4) The LOC issued under this facility qualifies as Eligible Capital for one of our Bermuda regulated subsidiaries.
(5) The LOC issued under this facility qualifies as Ancillary Own Funds capital for one of our U.K. regulated subsidiaries.

We also utilize secured operating LOCs. As of December 31, 2022 and 2021, the total balance of such secured operating LOCs issued and outstanding was $83 million and $85 million, respectively.
Enstar Group Limited | 2022 Form 10-K                 213

Item 8 | Notes to Consolidated Financial Statements | Note 19 - Shareholders' Equity

18. NONCONTROLLING INTERESTS

We have both redeemable noncontrolling interests ("RNCI") and noncontrolling interests ("NCI") on our consolidated balance sheets. RNCI with redemption features that are not solely within our control is classified within temporary equity in the consolidated balance sheets and carried at fair value. The change in fair value is recognized through retained earnings. NCI, which is carried at book value, does not have redemption features and is classified within equity in the consolidated balance sheets.
Redeemable Noncontrolling Interests
The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI for the years ended December 31, 2022 and 2021:

	2022	2021
	(in millions of U.S. dollars)
Balance as of January 1	$179	$365
Distributions paid	—	(202)
Net (losses) earnings attributable to RNCI	(5)	16
Change in unrealized losses on AFS investments attributable to RNCI	(6)	(1)
Change in currency translation adjustments attributable to RNCI	—	2
Change in redemption value of RNCI	—	(1)
Balance as of December 31	$168	$179
The RNCI as of December 31, 2022 and 2021 relates to StarStone International.
Noncontrolling Interests
As of December 31, 2022 and 2021, we had $96 million and $230 million, respectively, of NCI primarily related to external interests in three of our subsidiaries, including Enhanzed Re. A reconciliation of the beginning and ending carrying amount of the equity attributable to NCI is included in the consolidated statements of changes in shareholder's equity.
On December 28, 2022, Enhanzed Re repurchased the entire 24.9% ownership interest Allianz held in Enhanzed Re for $174 million38. We will reflect the impact of reclassifying the carrying value of the NCI obtained to Enstar shareholders’ equity in our first quarter 2023 results, as we report the results of Enhanzed Re on a one quarter reporting lag.

38 Refer to Note 26 for further information.
Enstar Group Limited | 2022 Form 10-K                 214

Item 8 | Notes to Consolidated Financial Statements | Note 19 - Shareholders' Equity

19. SHAREHOLDERS' EQUITY

As of December 31, 2022 and 2021, our authorized share capital was 111,000,000 ordinary shares ("Voting Ordinary Shares") and non-voting convertible ordinary shares ("Non-Voting Ordinary Shares"), each of par value $1.00 per share, and 45,000,000 preferred shares of par value $1.00 per share.
Ordinary Shares
The following is a reconciliation of our beginning and ending ordinary shares for the years ended December 31, 2022, 2021 and 2020:

	Voting Ordinary Shares	Non-Voting Convertible Ordinary Series C Shares	Non-Voting Convertible Ordinary Series E Shares	Total Ordinary Shares
Balance as of January 1, 2020	18,001,823	2,599,672	910,010	21,511,505
Shares issued	752,007	—	—	752,007
Shares repurchased	(178,280)	—	—	(178,280)
Balance as of December 31, 2020	18,575,550	2,599,672	910,010	22,085,232
Shares issued	59,447	—	—	59,447
Shares repurchased	(2,009,135)	(1,496,321)	(505,239)	(4,010,695)
Warrant exercise (1)	—	89,590	—	89,590
Balance as of December 31, 2021	16,625,862	1,192,941	404,771	18,223,574
Shares issued	62,056	—	—	62,056
Shares repurchased	(697,580)	—	—	(697,580)
Balance as of December 31, 2022	15,990,338	1,192,941	404,771	17,588,050

(1) Warrants to acquire 175,901 Series C Non-Voting Ordinary Shares for an exercise price of $115.00 per share were exercised on a non-cash basis during the year ended December 31, 2021, which resulted in a total of 89,590 Series C Non-Voting Ordinary Shares being issued in the year.
Voting Ordinary Shares
Each voting ordinary share entitles the holder thereof to one vote.
Share Repurchase Programs
The following table presents our ordinary shares repurchased under our share repurchase programs for the years ended December 31, 2022 and 2021:

	2022			2021
	Ordinary shares repurchased	Average price per ordinary share	Aggregate price	Ordinary shares repurchased	Average price per ordinary share	Aggregate price
	(in millions of U.S. dollars, except for share data)
2020 Repurchase Program (1)	—	$—	$—	93,678	$236.42	$22
2021 Repurchase Program (2)	227,383	$257.02	58	167,617	$241.13	40
2022 Repurchase Program (3)	470,197	$222.74	105	—	$—	—
Total share repurchases under repurchase programs	697,580	$233.92	$163	261,295	$239.44	63
(1) Our Board of Directors (our “Board”) approved an ordinary share repurchase program in March 2020 (the “2020 Repurchase Program”), not to exceed $150 million in aggregate. During the year ended December 31, 2020, we repurchased 178,280 ordinary shares at an average price per ordinary share of $145.87, for an aggregate price of $26 million. The 2020 Repurchase Program was terminated in July 2021.
(2) Our Board approved an ordinary share repurchase program in November 2021 (the “2021 Repurchase Program”), not to exceed $100 million in aggregate. The 2021 Repurchase Program was fully utilized as of April 2022.
Enstar Group Limited | 2022 Form 10-K                 215

Item 8 | Notes to Consolidated Financial Statements | Note 19 - Shareholders' Equity

(3) In May 2022, our Board authorized the repurchase of up to $200 million of our ordinary shares (the “2022 Repurchase Program”), which is effective through May 5, 2023. As of December 31, 2022, the remaining capacity under the 2022 Repurchase Program was $95 million.
In May 2022, we entered into two share repurchase agreements in relation to our 2022 Repurchase Program. The first was with Trident Public Equity LP, an affiliate of Stone Point, to repurchase 89,790 of our ordinary shares for an aggregate price of $20 million. The second was with an unaffiliated institutional shareholder, to repurchase 380,407 shares for an aggregate price of $85 million. Both transactions were priced at $222.74 per share, representing a 5% discount to the closing price of our ordinary shares on the NASDAQ stock market on May 9, 2022.
Strategic Share Repurchases
In July 2021, we repurchased 3,749,400 of our ordinary shares, comprising (a) 1,747,840 of our voting ordinary shares, (b) 1,496,321 of our Series C non-voting ordinary shares, and (c) 505,239 of our Series E non-voting ordinary shares, held by funds managed by Hillhouse Group (the “Hillhouse Funds”), a related party, for a price of $234.52 per share, totaling $879 million in aggregate. The shares represented the Hillhouse Funds' entire interest in Enstar, which constituted 16.9% of our total ordinary shares and 9.4% of our voting ordinary shares.
Joint Share Ownership Plan
In January 2020, 565,630 voting ordinary shares were issued to the trustee of the Enstar Group Limited Employee Benefit Trust (the "EB Trust"). Voting rights in respect of shares held in the EB Trust have been contractually waived. We have consolidated the EB Trust, and shares held in the EB Trust are classified like treasury shares as contra-equity in our consolidated balance sheet. The EB Trust supports awards made under our Joint Share Ownership Plan39.
Non-Voting Ordinary Shares
Our non-voting ordinary shares comprised several different series as of December 31, 2022:
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
Preferred Shares
Series C Preferred Shares
As of December 31, 2022, there were 388,571 Series C participating non-voting perpetual preferred shares ("Series C Preferred Shares") issued and held by one of our wholly-owned subsidiaries.
39 As described in Note 21.
Enstar Group Limited | 2022 Form 10-K                 216

Item 8 | Notes to Consolidated Financial Statements | Note 19 - Shareholders' Equity

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
Series D Preferred Shares
In June 2018, the Company raised $400 million of gross proceeds through the public offering of 16,000 shares of its 7.00% non-cumulative fixed-to-floating rate Series D perpetual preferred shares ("Series D Preferred Shares") (equivalent to 16,000,000 depositary shares, each of which represents a 1/1,000th interest in a Series D Preferred Share), $1.00 par value and $25,000 liquidation preference per share (equivalent to $25.00 per depositary share). The depositary shares are listed and trade under the "ESGRP" ticker symbol on the NASDAQ Global Select Market.
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
Series E Preferred Shares
On November 2018, the Company raised $110 million of gross proceeds through the public offering of 4,400 shares of its 7.00% fixed rate non-cumulative Series E perpetual preferred shares ("Series E Preferred Shares") (equivalent to 4,400,000 depositary shares, each of which represents a 1/1,000th interest in a Series E Preferred Share), $1.00 par value and $25,000 liquidation preference per share (equivalent to $25.00 per depositary share). The depositary shares are listed and trade under the "ESGRO" ticker symbol on the NASDAQ Global Select Market.
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
During the years ended December 31, 2022, 2021 and 2020, we declared and paid dividends on Series D Preferred Shares of $28 million and on Series E Preferred Shares of $8 million for all three years.
Any payment of dividends must be approved by our Board. Our ability to pay dividends is subject to certain restrictions40.
40 As described in Note 24.
Enstar Group Limited | 2022 Form 10-K                 217

Item 8 | Notes to Consolidated Financial Statements | Note 20 - Earnings per Share

Accumulated Other Comprehensive Income
The following table presents details about the tax effects allocated to each component of other comprehensive income (loss):

	2022			2021			2020
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(in millions of U.S. dollars)
Unrealized (losses) gains on fixed income securities, AFS arising during the year	$(689)	$8	$(681)	$(112)	$6	$(106)	$116	$(11)	$105
Reclassification adjustment for change in allowance for credit losses recognized in net earnings	28	—	28	10	—	10	(1)	—	(1)
Reclassification adjustment for net realized (gains) losses included in net earnings	83	(2)	81	(7)	1	(6)	(20)	2	(18)
Reclassification to earnings on disposal of subsidiary	—	—	—	—	—	—	(15)	3	(12)
Change in currency translation adjustment	—	—	—	2	—	2	(2)	—	(2)
Other	(2)	—	(2)	2	—	2	1	—	1
Other comprehensive (loss) income	$(580)	$6	$(574)	$(105)	$7	$(98)	$79	$(6)	$73

The following table presents details amounts reclassified from AOCI:

Details about AOCI components	2022	2021	2020	Affected Line Item in Statement where Net Earnings are presented
	(in millions of U.S. dollars)
Unrealized (losses) gains on fixed income securities, AFS	$(111)	$(6)	$19	Net unrealized (losses) gains
	—	—	17	Net earnings from discontinued operations
	(111)	(6)	36	Total before tax
	2	(1)	(5)	Income tax expense
	(109)	(7)	31	Net of tax
Other	2	—	—	General and administrative expenses
Total reclassifications for the period, net of tax	$(107)	$(7)	$31	Net of tax
Enstar Group Limited | 2022 Form 10-K                 218

Item 8 | Notes to Consolidated Financial Statements | Note 21 - Share-Based Compensation

20. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per ordinary share:

	2022	2021	2020
Numerator:	(in millions of U.S. dollars, except share data)
Earnings (loss) per share attributable to Enstar ordinary shareholders:
Net (loss) earnings from continuing operations (1)	$(906)	$502	$1,716
Net earnings from discontinued operations (2)	—	—	7
Net (loss) earnings attributable to Enstar ordinary shareholders	$(906)	$502	$1,723
Denominator:
Weighted-average ordinary shares outstanding — basic (3)	17,207,229	19,821,259	21,551,408
Effect of dilutive securities:
Share-based compensation plans (4)	115,901	225,213	208,293
Warrants (5)	—	80,659	58,593
Weighted-average ordinary shares outstanding — diluted (6)	17,323,130	20,127,131	21,818,294
Earnings (loss) per share attributable to Enstar ordinary shareholders:
Basic:
Net (loss) earnings from continuing operations	$(52.65)	$25.33	$79.60
Net earnings from discontinued operations	—	—	0.35
Net (loss) earnings per ordinary share	$(52.65)	$25.33	$79.95
Diluted (6):
Net (loss) earnings from continuing operations	$(52.65)	$24.94	$78.62
Net earnings from discontinued operations	—	—	0.35
Net (loss) earnings per ordinary share	$(52.65)	$24.94	$78.97
(1) Net earnings from continuing operations attributable to Enstar ordinary shareholders equals net earnings from continuing operations, plus net (earnings) loss from continuing operations attributable to noncontrolling interest, less dividends on preferred shares.
(2) Net earnings from discontinued operations attributable to Enstar ordinary shareholders equals net earnings from discontinued operations, net of income taxes, plus net (earnings) from discontinued operations attributable to noncontrolling interest41.
(3) Weighted-average ordinary shares for basic earnings per share includes ordinary shares (voting and non-voting) but excludes ordinary shares held in the EB Trust in respect of JSOP awards.
(4) Share-based dilutive securities include restricted shares, restricted share units, and performance share units. Certain share-based compensation awards were excluded from the calculation for the years ended December 31, 2022 and 2021 because they were anti-dilutive. The ordinary shares held in the EB Trust in respect of the JSOP awards were also excluded because they are treated as held in treasury.
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
41 Refer to Note 5 for a breakdown.
Enstar Group Limited | 2022 Form 10-K                 219

Item 8 | Notes to Consolidated Financial Statements | Note 21 - Share-Based Compensation

21. SHARE-BASED COMPENSATION

The 2016 Equity Incentive Plan is our primary share-based compensation plan. We also maintain other share-based compensation plans as discussed below.
The table below provides a summary of the compensation costs for all of our share-based compensation plans for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
	(in millions of U.S. dollars)
Share-based compensation plans:
Restricted shares and restricted share units	$10	$7	$8
Performance share units	(8)	13	13
Joint share ownership plan expense	8	5	4
Other share-based compensation plans	—	3	3
Total share-based compensation	$10	$28	$28
We recognized negative compensation costs on our performance share units for the year ended December 31, 2022 as a result of reducing the estimated performance multiplier on certain of our previously granted awards.
The associated tax benefit recorded to income tax benefit (expense) in the consolidated statements of earnings was less than $1 million for the year ended December 31, 2022 and $3 million for each of the years ended December 31, 2021 and 2020.
Shares authorized for issuance as of December 31, 2022 were as follows:

Authorized
2016 Equity Incentive Plan	1,739,654
Employee Share Repurchase Plan	200,000
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
The following table summarizes the activity related to restricted shares and restricted share awards during 2022:

	Number of Shares	Weighted-Average Share Price
Nonvested — January 1	92,658	$200.44
Granted	63,460	245.63
Vested	(40,764)	191.18
Forfeited	(1,220)	212.50
Nonvested — December 31	114,134	228.75
The unrecognized compensation cost related to our unvested restricted share and restricted share unit awards as of December 31, 2022 was $18 million. This cost is recognizable over the next 1.6 years, which is the weighted average contractual life.
Performance Share Units ("PSUs")
PSUs are share-settled and vest following the end of the three-year performance period. The fair value of these awards is measured by multiplying the number of shares subject to the award by the closing price of our ordinary shares on the grant date and considering any performance related adjustments. The number of shares to vest will be determined by a performance adjustment based on either:
i.the change in fully diluted book value per share ("FDBVPS") over three years; or
Enstar Group Limited | 2022 Form 10-K                 220

Item 8 | Notes to Consolidated Financial Statements | Note 21 - Share-Based Compensation

ii.average annual non-GAAP operating income return on equity, excluding StarStone Group for the 2020 and 2019 grant years only.
Performance Share Units based on FDBVPS
The following table summarizes the awards granted, the vested and unvested PSU awards at December 31, 2022, and the performance criteria and associated performance multipliers at various levels of achievement.

Grant Year	Inception-to-date Activity Roll-forward					Performance Criteria: Change in FDBVPS (3 year)				Performance Multiplier Levels Per Award Agreements
	PSUs Granted at Target	Forfeited	Estimated Change in Multiplier	Vested	Unvested at December 31, 2022	Threshold	Target	Target +	Maximum	Threshold	Target	Target +	Maximum
2019	18,308	(3,543)	6,639	(21,404)	—	20.0%	30.0%	N/A	40.0%	60.0%	100.0%	N/A	150.0%
2020	22,591	(8,607)	(12,656)	(1,328)	—	25.0%	32.5%	N/A	40.0%	60.0%	100.0%	N/A	150.0%
2020	52,948	—	(52,948)	—	—	33.1%	36.8%	44.3%	52.1%	50.0%	100.0%	150.0%	200.0%
2021	14,429	(2,277)	(11,507)	(645)	—	25.0%	32.5%	N/A	40.0%	60.0%	100.0%	N/A	150.0%
2022	15,120	(267)	—	(11)	14,842	16.6%	22.6%	N/A	28.6%	60.0%	100.0%	N/A	150.0%
	123,396	(14,694)	(70,472)	(23,388)	14,842
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
Performance Share Units based on Average Annual Non-GAAP Operating Income Return on Equity ("Operating ROE")
The following table summarizes the awards granted, the vested and unvested units at December 31, 2022, and the performance criteria and associated performance multipliers at various levels of achievement.

Grant Year	Inception-to-date Activity Roll-forward					Performance Criteria: Average Annual Operating ROE			Performance Multiplier Levels Per Award Agreements
	PSUs Granted at Target	Forfeited	Estimated Change in Multiplier	Vested	Unvested at December 31, 2022	Threshold	Target	Maximum	Threshold	Target	Maximum
2019	18,308	(3,538)	6,616	(21,386)	—	9.6%	12.0%	14.4%	60.0%	100.0%	150.0%
2020	22,560	(8,511)	6,356	(1,461)	18,944	9.6%	12.0%	14.4%	60.0%	100.0%	150.0%
2021	14,401	(2,275)	—	(645)	11,481	9.6%	12.0%	14.4%	60.0%	100.0%	150.0%
2022	15,080	(250)	—	(27)	14,803	8.0%	10.5%	13.0%	60.0%	100.0%	150.0%
	70,349	(14,574)	12,972	(23,519)	45,228
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
Enstar Group Limited | 2022 Form 10-K                 221

Item 8 | Notes to Consolidated Financial Statements | Note 21 - Share-Based Compensation

Performance Multipliers
For expense purposes we assume a Target vesting at the initial time of award. At the end of each reporting period, we estimate the expected performance multiplier, as shown in the table below:

Award Description	2022	2021		2020
2019 FDBVPS	150.0%	150.0%	(1)	150.0%
2019 Average Operating ROE	150.0%	150.0%	(1)	150.0%
2020 FDBVPS Type I (32.5% Target Change)	0.0%	150.0%		100.0%
2020 Average Operating ROE	150.0%	150.0%		100.0%
2020 FDBVPS Type II (36.8% Target Change)	0.0%	150.0%		100.0%
2021 FDBVPS	0.0%	100.0%		N/A
2021 Average Operating ROE	100.0%	100.0%		N/A
2022 FDBVPS	100.0%	N/A		N/A
2022 Average Operating ROE	100.0%	N/A		N/A
(1) Multipliers for the 2019 awards are the final achieved terms.
The unrecognized compensation cost related to our unvested PSU share awards as of December 31, 2022 was $7 million. This cost is recognizable over the next 0.8 years, which is the weighted average contractual life.
Roll-forward of Performance Share Units
The following table summarizes the activity related to PSUs during 2022:

	Number of Shares	Weighted-Average Share Price
Nonvested — January 1	183,092	$185.97
Granted	30,200	259.35
Change in performance multiplier	(110,452)	196.26
Vested	(40,942)	166.46
Forfeited	(1,828)	213.79
Nonvested — December 31	60,070	216.15
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
In January 2020, a JSOP award comprising 565,630 underlying voting ordinary shares was made to our Chief Executive Officer (“CEO”) which cliff-vests upon the vesting date. The value of the award at vesting, if any, is determined based on the price of our voting ordinary shares appreciating above a certain threshold between the date of grant and the vesting date.
If the higher of the closing price per share on the vesting date and the 10-day volume weighted average price per share for the ten consecutive trading days ending on the vesting date (each, the "Market Price") is equal to or greater than the hurdle price, the award will have a value equal to the Market Price, less $205.89, multiplied by 565,630. If the Market Price is less than the hurdle price on such date, the award will have no value. In addition, 20.0% of the award is subject to a performance condition based on growth in FDBVPS over a five year period starting January 1, 2020.
The accounting for stock-settled JSOP awards is similar to options, whereby the grant date fair value of $14 million is expensed over the life of the award. To determine the grant date fair value of $24.13 per share, we utilized a Monte-Carlo valuation model with the following assumptions:
Enstar Group Limited | 2022 Form 10-K                 222

Item 8 | Notes to Consolidated Financial Statements | Note 22 - Income Taxation

2020
Weighted-average volatility	18.7%
Weighted-average risk-free interest rate	1.6%
Dividend yield	0.0%
On July 1, 2022, the terms of the JSOP award made to our CEO were amended to extend the vesting date of the award from January 20, 2023 to January 20, 2025. The amendment preserved the compound annual growth used to determine the hurdle price that must be achieved in order for the JSOP award to vest, which resulted in an increase to the hurdle price from $266.00 to $315.53. A corresponding extension was made to the term of the performance condition based on growth in FDBVPS from December 31, 2022 to December 31, 2024. All other terms of the award remained the same.
The incremental fair value of the amended award on July 1, 2022 was $15 million, or $27.25 per share, which will be expensed over the remaining life of the award commencing from July 1, 2022. To determine the incremental fair value of the amended award, we utilized a Monte-Carlo valuation model with the following assumptions:

2022
Weighted-average volatility	35.2%
Weighted-average risk-free interest rate	2.8%
Dividend yield	0.0%
The total unrecognized compensation cost related to our unvested JSOP share awards as of December 31, 2022 was $13 million. This cost is recognizable over the next 2.1 years, which is the weighted average contractual life.
Other share-based compensation plans
Deferred Compensation and Ordinary Share Plan for Non-Employee Directors
The number of units credited to the accounts of non-employee directors for the years ended December 31, 2022, 2021 and 2020 under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors (the "Deferred Compensation Plan") were 6,438, 5,092 and 7,204, respectively.
Employee Share Purchase Plan
We provide an Employee Share Purchase Plan ("ESPP") whereby eligible employees may purchase Enstar shares at a 15.0% discount to market price, in an amount of share value limited to the lower of $21,250 or 15.0% of the employee's base salary. The 15.0% discount is expensed as compensation cost. The number of shares issued to employees under the ESPP for the years ended December 31, 2022, 2021 and 2020 were 9,025, 9,432 and 16,914, respectively.
Enstar Group Limited | 2022 Form 10-K                 223

Item 8 | Notes to Consolidated Financial Statements | Note 22 - Income Taxation

22. INCOME TAXATION

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
Income Tax Expense
The following table presents (losses) earnings before income taxes by jurisdiction attributable to continuing operations, including earnings from equity method investments, for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
	(in millions of U.S. dollars)
Domestic (Bermuda)	$(710)	$430	$1,505
Foreign	(247)	150	234
Total (losses) earnings before income taxes and earnings from equity method investments attributable to continuing operations	$(957)	$580	$1,739
The following table presents our current and deferred income tax (benefit) expense attributable to continuing operations by jurisdiction for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
	(in millions of U.S. dollars)
Current:
Domestic (Bermuda)	$—	$—	$—
Foreign	—	6	15
	—	6	15
Deferred:
Domestic (Bermuda)	—	—	—
Foreign	(12)	21	9
	(12)	21	9
Total income tax (benefit) expense attributable to continuing operations	$(12)	$27	$24
Enstar Group Limited | 2022 Form 10-K                 224

Item 8 | Notes to Consolidated Financial Statements | Note 22 - Income Taxation

The actual effective income tax rate differs from the statutory rate of 0 percent under Bermuda law applied to earnings attributable to continuing operations before income taxes, including earnings from equity method investments for the years ended December 31, 2022, 2021 and 2020 as shown in the following reconciliation:

	2022	2021	2020
	(in millions of U.S. dollars)
(Losses) earnings before income taxes	$(957)	$580	$1,739
Bermuda income taxes at statutory rate	0.0%	0.0%	0.0%
Foreign income tax rate differential	4.6%	5.4%	1.3%
Change in valuation allowance	(3.9)%	1.6%	0.1%
Effect of change in foreign income tax rate	0.1%	(1.2)%	0.0%
Other	0.5%	(1.1)%	0.0%
Effective income tax rate	1.3%	4.7%	1.4%
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
Significant components of the deferred tax assets and deferred tax liabilities as of December 31, 2022 and 2021 were as follows:

	2022	2021
	(in millions of U.S. dollars)
Deferred tax assets:
Net operating loss carryforwards	$214	$166
Capital loss carryforwards	3	—
Insurance reserves	14	17
Provisions for bad debt	3	3
Defendant A&E liabilities	94	98
Unrealized losses on investments	40	—
Lloyd’s underwriting result in future periods	5	—
Other deferred tax assets	18	27
Deferred tax assets	391	311
Valuation allowance	(181)	(129)
Deferred tax assets, net of valuation allowance	210	182

Deferred tax liabilities:
Unrealized gains on investments	—	(17)
Lloyd's underwriting result in future periods	—	(19)
Other deferred tax liabilities:
Fair value and other basis differences	(62)	(17)
Other deferred tax liabilities	(7)	(6)
Total other deferred tax liabilities	(69)	(23)
Deferred tax liabilities	(69)	(59)

Net deferred tax asset	$141	$123
Enstar Group Limited | 2022 Form 10-K                 225

Item 8 | Notes to Consolidated Financial Statements | Note 22 - Income Taxation

Net Deferred Tax Asset (Liability) Balance by Major Jurisdiction

	Net Deferred Tax Asset
	2022	2021
	(in millions of U.S. dollars)
Australia	$4	$1
United States	164	151
United Kingdom	(27)	(29)
Total	141	123
Net Operating and Capital Loss Carryforwards
As of December 31, 2022, we had net operating loss carryforwards that could be available to offset future taxable income, as follows:

Tax Jurisdiction	Loss Carryforwards	Tax effect	Expiration
	(in millions of U.S. dollars)
Net Operating Loss Carryforwards:
United States - Net operating loss	$493	$104	2023-2042
United States - Net operating loss	68	14	Indefinitely
United Kingdom	290	72	Indefinitely
Luxembourg	33	8	2035-2036
Other	68	16	Indefinitely

Capital Loss Carryforwards:
United States - Capital Loss	14	3	2027
The U.S. and U.K. net operating loss carryforwards are also subject to certain utilization limitations and have been considered in management's assessment of valuation allowance.
Assessment of Valuation Allowance on Deferred Tax Assets
As of December 31, 2022 and 2021, we had deferred tax asset valuation allowances of $181 million and $129 million, respectively, related to foreign subsidiaries. We recorded a net increase of $52 million in our deferred tax valuation allowance for the year ended December 31, 2022, primarily driven by an increase in deferred tax assets related to significant pre-tax unrealized investment losses reported in U.S. and U.K. jurisdictions, which management does not believe meet the “more likely than not” realization threshold.
The realization of deferred tax assets is dependent on generating sufficient taxable income in future periods in which the tax benefits are deductible or creditable. The amount of the deferred tax asset considered realizable, however, could be adjusted in the future if estimates of future taxable income change.
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
Enstar Group Limited | 2022 Form 10-K                 226

Item 8 | Notes to Consolidated Financial Statements | Note 23 - Related Party Transactions

U.S Tax Law Changes
In August 2022, President Biden signed the Inflation Reduction Act (“IRA” or “Act”) into law. The Act includes climate and energy provisions, extends the enhanced Affordable Care Act subsidies, increases IRS enforcement funding, and allows Medicare to negotiate prescription drug prices. The IRA introduces a 15% corporate alternative minimum tax (CAMT) for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period ending after December 31, 2021 and preceding the tax year exceeds $1 billion and a 1% excise tax on stock repurchases made by publicly traded U.S. corporations. CAMT and the stock buyback tax provisions became effective on January 1, 2023 and are not expected to have a material impact on our results of operations.
Unrecognized Tax Benefits
During the years ended December 31, 2022, 2021 and 2020, there were no unrecognized tax benefits. There were no accruals for the payment of interest and penalties related to income taxes as of each of December 31, 2022, 2021 and 2020.
Open Tax Years
Our operating subsidiaries may be subject to examination by various tax authorities and may have different statutes of limitations expiration dates. Taxing authorities may propose adjustments to our income taxes.
Listed below are the tax years that remain subject to examination by a major tax jurisdiction as of December 31, 2022:

Major Tax Jurisdiction	Open Tax Years
United States	2019 to 2022
United Kingdom	2021
Enstar Group Limited | 2022 Form 10-K                 227

Item 8 | Notes to Consolidated Financial Statements | Note 23 - Related Party Transactions

23. RELATED PARTY TRANSACTIONS

The following tables summarize our related party balances and transactions. Additional details about the nature of our relationships and transactions are included further below.

As of December 31, 2022	Stone Point (1)	Northshore	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
Assets
Short-term investments, AFS, at fair value	$1	$11	$—	$—	$—	$—	$—
Fixed maturities, trading, at fair value	85	148	—	—	—	—	—
Fixed maturities, AFS, at fair value	447	—	—	—	—	—	—
Equities, at fair value	148	37	—	190	—	—	—
Other investments, at fair value	467	14	—	—	—	—	1,918
Equity method investments	—	—	110	—	60	211	16
Total investments	1,148	210	110	190	60	211	1,934
Cash and cash equivalents	37	20	—	—	—	—	—
Restricted cash and cash equivalents	—	2	—	—	—	—	—
Reinsurance balances recoverable on paid and unpaid losses	—	36	—	—	—	2	—
Funds held by reinsured company	—	31	—	—	—	25	—
Other assets	—	21	—	—	—	5	—
Liabilities
Losses and LAE	—	183	—	—	—	334	—
Insurance and reinsurance balances payable	—	22	—	—	—	11	—
Other liabilities	—	76	—	—	—	—	—
Net assets (liabilities)	$1,185	$39	$110	$190	$60	$(102)	$1,934
Redeemable noncontrolling interest	$161	$—	$—	$—	$—	$—	$—
(1) As of December 31, 2022, we had unfunded commitments of $145 million to other investments and $13 million to privately held equity investments managed by Stone Point and its affiliated entities.

Enstar Group Limited | 2022 Form 10-K                 228

Item 8 | Notes to Consolidated Financial Statements | Note 23 - Related Party Transactions

As of December 31, 2021	Stone Point	AnglePoint HK (1)	Northshore	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
Assets
Fixed maturities, trading, at fair value	$122	$—	$180	$—	$—	$—	$—	$—
Fixed maturities, AFS, at fair value	332	—	1	—	—	—	—	—
Equities, at fair value	153	—	37	—	224	—	—	—
Other investments, at fair value	563	9	14	—	—	—	—	1,278
Equity method investments	—	—	—	194	—	56	225	—
Total investments	1,170	9	232	194	224	56	225	1,278
Cash and cash equivalents	14	—	27	—	—	—	—	—
Restricted cash and cash equivalents	—	—	4	—	—	—	—	—
Reinsurance balances recoverable on paid and unpaid losses	—	—	63	—	—	—	2	—
Funds held by reinsured company	—	—	35	—	—	—	41	—
Other assets	—	—	28	—	—	—	13	—
Liabilities
Losses and LAE	—	—	226	—	—	—	504	—
Insurance and reinsurance balances payable	—	—	63	—	—	—	5	—
Other liabilities	—	—	63	—	—	—	—	—
Net assets (liabilities)	$1,184	$9	$37	$194	$224	$56	$(228)	$1,278
Redeemable noncontrolling interest	$172	$—	$—	$—	$—	$—	$—	$—
(1) Subsequent to December 31, 2021, AnglePoint HK ceased to be a related party.

	2022
	Stone Point	Northshore	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
Net premiums earned	$—	$9	$—	$—	$—	$2	$—
Net investment income	16	10	—	6	—	—	4
Net realized gains	—	—	—	—	—	—	—
Net unrealized losses	(80)	(10)	—	(34)	—	—	(64)
Other income	—	1	—	—	—	9	—
	(64)	10	—	(28)	—	11	(60)
Net incurred losses and LAE	—	10	—	—	—	(16)	—
	—	10	—	—	—	(16)	—
Earnings (losses) from equity method investments	—	—	(65)	—	5	(14)	—
Total net (loss) earnings	$(64)	$—	$(65)	$(28)	$5	$13	$(60)

Enstar Group Limited | 2022 Form 10-K                 229

Item 8 | Notes to Consolidated Financial Statements | Note 23 - Related Party Transactions

	2021
	Stone Point	Hillhouse (1)	AnglePoint HK (2)	Northshore	Monument	AmTrust	Citco	Enhanzed Re (3)	Core Specialty	Other
	(in millions of U.S. dollars)
Net premiums earned	$—	$—	$—	$58	$—	$—	$—	$(2)	$8	$—
Net investment income (expense)	21	—	(13)	3	—	6	—	(4)	—	3
Net realized gains	—	77	—	—	—	—	—	—	—	—
Net unrealized gains (losses)	83	20	(69)	—	—	(6)	—	—	—	136
Other (expense) income	—	—	—	(15)	—	—	—	2	15	—
	104	97	(82)	46	—	—	—	(4)	23	139
Net incurred losses and LAE	—	—	—	18	—	—	—	—	(32)	—
Acquisition costs	—	—	—	13	—	—	—	(1)	(6)	—
General and administrative expenses	—	—	—	10	—	—	—	—	—	—
	—	—	—	41	—	—	—	(1)	(38)	—
Earnings from equity method investments	—	—	—	—	14	—	4	82	(6)	—
Total net earnings (loss)	$104	$97	$(82)	$5	$14	$—	$4	$79	$55	$139

(1) Includes earnings from our direct investment in the InRe Fund, which was managed by AnglePoint Cayman through March 31, 2021, and the impact of a $100 million deduction from amounts due to affiliates of Hillhouse Group from the InRe Fund, which had the effect of increasing our NAV in the InRe Fund on February 21, 2021. Hillhouse Group ceased to be a related party on July 22, 2021.
(2) Includes earnings from our direct investment in the InRe Fund, which was managed by AnglePoint HK from April 1, 2021 to October 15, 2021, and another fund managed by AnglePoint HK. For the year ended December 31, 2021, we incurred management and performance fees of $16 million in relation to the InRe Fund, which consisted of a $10 million minimum performance fee and operating expense reimbursements of $6 million. These fees were deducted from the AnglePoint HK funds’ reported net asset values and recorded as net investment expenses in the consolidated statements of earnings. AnglePoint HK ceased to be a related party subsequent to December 31, 2021.
(3) Following completion of the Step Acquisition and related consolidation, Enhanzed Re ceased to be a related party on September 1, 2021.

	2020
	Stone Point	Hillhouse (1)	Monument	AmTrust	Citco	Enhanzed Re	Other
	(in millions of U.S. dollars)
Net investment income (expense)	16	—	—	7	—	(4)	—
Net unrealized gains (losses)	24	1,288	—	(11)	—	(1)	76
Other (expense) income	—	—	—	—	—	3	—
	40	1,288	—	(4)	—	(2)	76
Net incurred losses and LAE	—	—	—	—	—	6	—
	—	—	—	—	—	6	—
Earnings from equity method investments	—	—	88	—	2	147	—
Total net earnings (loss)	$40	$1,288	$88	$(4)	$2	$139	$76

Change in unrealized losses on AFS investments	$—	$—	$—	$—	$—	$(3)	$—
(1) Includes earnings from our direct investment in the InRe Fund and other funds, which were then managed by AnglePoint Cayman. For the year ended December 31, 2020, we incurred management and performance fees of $489 million which were deducted from the Hillhouse Funds’ reported net asset values.
Enstar Group Limited | 2022 Form 10-K                 230

Item 8 | Notes to Consolidated Financial Statements | Note 23 - Related Party Transactions

Stone Point
In May 2022, we entered into a share purchase agreement with an affiliate of Stone Point42.
As of December 31, 2022, investment funds managed by Stone Point own 1,546,196 of our voting ordinary shares, which constitutes 9.7% of our outstanding voting ordinary shares. James D. Carey, a managing director of Stone Point, is a member of our Board.
As of December 31, 2022, investment funds managed by Stone Point have a 39.3% interest in our subsidiary SSHL and a 77.3% interest in Northshore43. Additional information relating to our remaining interest in Northshore is set forth under the heading "Northshore" below. As of December 31, 2022 and December 31, 2021, the RNCI on our balance sheet relating to these co-investment transactions was $161 million and $172 million, respectively.
We have made various investments in funds and separate accounts managed by Stone Point or affiliates of Stone Point, and we have also made direct investments in entities affiliated with Stone Point. Where we have made an investment in a fund, the manager of such fund generally charges certain fees to the fund, which are deducted from the net asset value.
We also have certain co-investments alongside Stone Point and its affiliates, including our investments in AmTrust and Northshore, which are described below, and Mitchell TopCo Holdings, the parent company of Mitchell International ("Mitchell"), and Genex Services in which we have invested $25 million and account for as a privately held equity investment. Mitchell provides third-party outsourcing managed care services to one of our subsidiaries in the ordinary course of its business.
Hillhouse Group
In July 2021, we repurchased the Hillhouse Funds’ (as defined below) entire equity interest in Enstar, and as a result the Hillhouse Group (as defined below) ceased to be a related party44.
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
In February 2021, we entered into a Termination and Release Agreement (the "TRA") with the InRe Fund, Hillhouse Group, AnglePoint Cayman, AnglePoint Asset Management Limited (“AnglePoint HK”), and InRe Fund GP, Ltd. pursuant to which we agreed to terminate certain relationships with Hillhouse and its affiliates, primarily with respect to the InRe Fund.
AnglePoint Cayman previously received sub-advisory services with respect to the InRe Fund from its affiliate, AnglePoint HK, an investment advisory company licensed by the Securities and Futures Commission in Hong Kong. Pursuant to the TRA, we acquired an option to buy AnglePoint HK, which we also had the right to assign to a third-party. In April 2021, we entered into a Designation Agreement with Jie Liu (the "Designation Agreement"), pursuant to which we designated Mr. Liu, an AnglePoint HK partner, as the purchaser of AnglePoint HK, and he acquired the company from an affiliate of Hillhouse Group on the same day. AnglePoint Cayman simultaneously assigned its investment management agreement with the InRe Fund to AnglePoint HK, at which point AnglePoint HK became a related party.
As a result of the terms of the Designation Agreement, the InRe Fund qualified as a VIE and was consolidated effective April 1, 2021. During the fourth quarter of 2021, we completed the liquidation of our investment in the InRe Fund45.
On September 1, 2021, we completed the purchase of the Hillhouse Group’s entire 27.7% interest in Enhanzed Re for a purchase price of $217 million46.
42 Refer to Note 19 for further details.
43 Refer to Note 5 for a description of transactions impacting Stone Point's interests in SSHL and Northshore that occurred during 2021 and 2020.
44Refer to Note 19 for transactions involving Hillhouse Group, which included the exercise of warrants in the first quarter of 2021 and our repurchase of our ordinary shares held by funds managed by Hillhouse Group in the third quarter of 2021.
45 Refer to Note 14 for further details.
46 Refer to Note 4 for further details.
Enstar Group Limited | 2022 Form 10-K                 231

Item 8 | Notes to Consolidated Financial Statements | Note 23 - Related Party Transactions

AnglePoint HK
In October 2021, we terminated our investment management agreement with AnglePoint HK, the InRe Fund and the general partner of the InRe Fund, and placed the InRe Fund into an orderly liquidation. As of December 31, 2021, AnglePoint HK ceased to be a related party.
Northshore
Following the completion of the Exchange Transaction47 on January 1, 2021, our equity interest in Northshore, the holding company that owns Atrium and Arden, was reduced to 13.8% from 54.1%. We have accounted for our residual equity interest in Northshore as an investment in a privately held equity security at fair value.
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
•One of our wholly-owned subsidiaries entered in a TSA to provide certain transitional services to Northshore. The TSA was terminated in November 2022.
•SGL No.1 ceased its provision of underwriting capacity on Syndicate 609. We have continued to report SGL No. 1's 25% gross share of the 2020 and prior underwriting years of Syndicate 609 through the year ended December 31, 2022. In 2023, the 2020 underwriting year will complete an RITC into a successor year, at which point the existing contractual arrangements will settle.
There is no net retention for Enstar on Atrium's 2020 and prior underwriting years as the business was contractually transferred to the Atrium entities that were divested in the Exchange Transaction.
Monument Re
As of December 31, 2022, we own 20.0% of the common shares of Monument Re and 24.4% of its preferred shares, which is reduced to 13.7% on a committed capital basis. As of December 31, 2022, a fund managed by Stone Point owns 6.7% of Monument Re’s preferred shares, which increases to 11.2% on a committed capital basis.
In November 2022, we closed a transaction with Monument Re to novate our reinsurance closed block of life annuity policies written by Enhanzed Re48. A portion of the net gain on novation will be subject to deferral to account for our existing ownership interest in Monument Re. The final impact of the novation will be reflected in our first quarter 2023 results, as we report the results of Enhanzed Re on a one quarter reporting lag.
We have accounted for our investment in the common and preferred shares of Monument Re as an equity method investment.
Our losses from Monument Re include an other-than-temporary impairment charge for the year ended December 31, 2022.
AmTrust
As of December 31, 2022 and 2021, we own 8.7% of the equity interest in Evergreen Parent L.P. ("Evergreen") and Trident Pine Acquisition LP ("Trident Pine") owns 22.6%. Evergreen owns all of the equity interest in AmTrust Financial Services, Inc. (“AmTrust"). Trident Pine is an entity owned by private equity funds managed by Stone Point.
We have accounted for our investment in the shares of AmTrust as an investment in a privately held equity security at fair value.
Citco
As of December 31, 2022 and 2021, we owned 31.9% of the common shares in HH CTCO Holdings Limited, which in turn owns 15.4% of the convertible preferred shares, amounting to a 6.2% interest in the total equity of Citco III Limited ("Citco"). As of December 31, 2022 and 2021, Trident owned 3.4% interest in Citco.
47 Refer to Note 5 for further details on the Exchange Transaction.
48 Refer to Note 26 for further information.
Enstar Group Limited | 2022 Form 10-K                 232

Item 8 | Notes to Consolidated Financial Statements | Note 24 - Dividend Restrictions and Statutory Financial Information

We have accounted for our indirect investment in the shares of Citco as an equity method investment.
Enhanzed Re
In September 2021 we repurchased the Hillhouse Group’s entire 27.7% interest in Enhanzed Re for a purchase price of $217 million, assumed its remaining outstanding capital commitment to Enhanzed Re of $40 million, and increased our equity interests in Enhanzed Re from 47.4% to 75.1%49. Upon closing, we consolidated Enhanzed Re (previously accounted for as an equity method investment) and as a result, it ceased to be a related party.
Core Specialty
We account for our investment in the common shares of Core Specialty as an equity method investment on a one quarter lag.
We also have a LPT and ADC reinsurance agreement and an ASA between certain of our subsidiaries and StarStone U.S. and Core Specialty50. The TSA was terminated in November 2022.
Furthermore, there are existing reinsurance agreements whereby (i) certain of our subsidiaries provide reinsurance protection to StarStone U.S. and (ii) StarStone U.S. provides reinsurance protection to certain of our subsidiaries. These arrangements remain in place.
Other
We also have certain other investments, including investments in limited partnerships and partnership-like limited liability companies, that had we not elected the fair value option would otherwise be accounted for as equity method investments51. We have disclosed our investments in these entities on an aggregated basis as they are individually immaterial.
49 Refer to Note 4 for further information regarding the Step Acquisition of Enhanzed Re.
50 As described in Note 5.
51 Refer to Note 6 for further information regarding our other investments, including summarized financial information of our equity method investees, including those for which the fair value option was elected.
Enstar Group Limited | 2022 Form 10-K                 233

Item 8 | Notes to Consolidated Financial Statements | Note 24 - Dividend Restrictions and Statutory Financial Information

24. DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

Parent Company Dividend Restrictions
There were no significant restrictions on the Parent Company's ability to pay dividends from retained earnings as of December 31, 2022. Bermuda law permits the payment of dividends if:
i) we are not, or would not be after payment, unable to pay our liabilities as they become due; and
ii) the realizable value of our assets is in excess of our liabilities after taking such payment into account.
We have not historically declared a dividend on our ordinary shares. The issuance of our Series D and E Preferred Shares have resulted in the declaration of dividends. Holders of Series D and Series E Preferred Shares are entitled to receive, only when, as and if declared, non-cumulative cash dividends, paid quarterly in arrears on the 1st day of March, June, September and December of each year of 7.0% per annum52.
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
The statutory capital and surplus amounts as of December 31, 2022 and 2021 and statutory net income (loss) amounts for the years ended December 31, 2022, 2021 and 2020 for our (re)insurance subsidiaries based in Bermuda, the United Kingdom, the United States, Australia and Continental Europe are summarized in the table below which includes information relating to acquisitions from the year of acquisition:

	Statutory Capital and Surplus
	Required		Actual		Statutory Income (Loss)
	2022	2021	2022	2021	2022	2021	2020
	(in millions of U.S. dollars)
Bermuda	$3,031	$3,338	$5,833	$5,819	$(710)	$524	$1,851
U.K.	619	804	848	1,247	(11)	163	43
U.S.	161	151	434	534	(58)	23	(67)
Australia	10	15	35	57	(1)	2	(2)
Europe	53	99	188	182	(30)	(2)	(1)
52 Refer to Note 19 for details regarding dividends on preferred shares.
Enstar Group Limited | 2022 Form 10-K                 234

Item 8 | Notes to Consolidated Financial Statements | Note 24 - Dividend Restrictions and Statutory Financial Information

As of December 31, 2022, the total amount of net assets of our consolidated subsidiaries that were restricted was $3.9 billion.
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
Each of our regulated Bermuda subsidiaries would be prohibited from declaring or paying any dividends if it were in breach of its minimum solvency margin or liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, each of our regulated Bermuda subsidiaries is prohibited, without the prior approval of the BMA, from reducing by 15% or more its total statutory capital, or from reducing by 25% or more its total statutory capital and surplus, as set out in its previous year’s statutory financial statements. Our Bermuda (re)insurance companies that are in run-off are required to seek BMA approval for any dividends or distributions.
As of December 31, 2022 and 2021, each of our Bermuda-based (re)insurance subsidiaries exceeded their respective minimum solvency and liquidity requirements. The Bermuda (re)insurance subsidiaries in aggregate exceeded minimum solvency requirements by $2.8 billion as of December 31, 2022 (2021: $2.5 billion) and were in compliance with their liquidity requirements.
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
The calculation of the minimum capital resources requirements in any particular case depends on, among other things, the type and amount of insurance business written and claims paid by the insurance company. As of December 31, 2022 and 2021, all of our U.K. insurance subsidiaries maintained capital in excess of the minimum capital resources requirements and complied with the relevant U.K. Regulator requirements. Our U.K.-based insurance subsidiaries, including our Lloyd's Syndicates described below, in aggregate, maintained capital in excess of the minimum capital resources requirements by $229 million and $443 million as of December 31, 2022 and 2021, respectively.
The U.K. Regulator’s rules require our U.K. insurance subsidiaries to obtain regulatory approval for any proposed or actual payment of a dividend. The U.K. Regulator uses the SCR, among other tests, when assessing requests to make distributions.
Enstar Group Limited | 2022 Form 10-K                 235

Item 8 | Notes to Consolidated Financial Statements | Note 24 - Dividend Restrictions and Statutory Financial Information

Lloyd’s
As of December 31, 2022, we participated in the Lloyd’s market through our interests in: (i) Syndicate 2008, a syndicate that has permission to underwrite RITC business and other run-off or discontinued business type transactions with other Lloyd’s syndicates; (ii) Syndicate 1301 (2020 and prior underwriting years, which is managed by Enstar Managing Agency Limited ("EMAL") (EMAL also serves as managing agent for Syndicate 2008); and (iii) Atrium’s Syndicate 609 (2020 and prior underwriting years), which is managed by Atrium Underwriters Limited, a Lloyd's managing agent.
We participated on each of the three syndicates through a single, wholly owned Lloyd’s corporate member. On January 1, 2021, we sold the Atrium business and on March 15, 2021, we sold the right to operate Syndicate 130153.
The underwriting capacity of a member of Lloyd’s is supported by providing FAL54. Business plans, including maximum underwriting capacity, for Lloyd’s syndicates require annual approval by the Lloyd’s Franchise Board, which may require changes to any business plan or additional capital to support underwriting plans.
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
As of December 31, 2022, all of our U.S. non-life (re)insurance subsidiaries exceeded their required levels of RBC. On an aggregate basis, our U.S. non-life (re)insurance subsidiaries exceeded their minimum levels of RBC as of December 31, 2022 by $273 million (2021: $383 million).
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
53 These transactions are discussed further in Note 5.
54 As described in Note 6.
Enstar Group Limited | 2022 Form 10-K                 236

Item 8 | Notes to Consolidated Financial Statements | Note 25 - Commitments and Contingencies

Europe
Our Liechtenstein insurance subsidiary (StarStone Insurance SE) is regulated by the Liechtenstein Financial Market Authority ("FMA") pursuant to the Liechtenstein Insurance Supervisory Act. This subsidiary is obligated to maintain a minimum solvency margin based on the Solvency II regulations. As of December 31, 2022, this subsidiary exceeded the Solvency II requirements by $111 million (2021: $57 million). The amount of dividends that this subsidiary is permitted to distribute is restricted to freely distributable reserves, which consist of retained earnings, the current year profit and legal reserves. Any dividend exceeding the current year profit requires the FMA’s approval. Solvency and capital requirements for this subsidiary are based on the Solvency II framework and must continue to be met following any distribution.
Our Belgian insurance subsidiary files financial statements and returns with the National Bank of Belgium. This subsidiary was in compliance with its solvency and capital requirements under Solvency II.
Enstar Group Limited | 2022 Form 10-K                 237

Item 8 | Notes to Consolidated Financial Statements | Note 25 - Commitments and Contingencies

25. COMMITMENTS AND CONTINGENCIES

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
As of December 31, 2022, we had funds held concentrations to reinsured companies exceeding 10% of shareholders’ equity of $5.0 billion (December 31, 2021: $4.4 billion) in aggregate.
We limit the amount of credit exposure to any one counterparty and none of our counterparty credit exposures, excluding U.S. government instruments and the reinsurance counterparties noted above, exceeded 10% of shareholders’ equity as of December 31, 2022. As of December 31, 2022 our credit exposure to the U.S. government was $945 million (December 31, 2021: $1.2 billion).
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
Unfunded Investment Commitments
As of December 31, 2022, we had unfunded commitments of $1.8 billion to other investments and $18 million to privately held equity.
Guarantees
As of December 31, 2022 and 2021, parental guarantees supporting reinsurance obligations, defendant A&E liabilities, subsidiary capital support arrangements and credit facilities were $2.4 billion and $2.7 billion respectively. We also guarantee the 2040 and 2042 Junior Subordinated Notes, which have an aggregate principal amount of $850 million55 as of December 31, 2022 (December 31, 2021: $350 million).

55 As described in Note 17.
Enstar Group Limited | 2022 Form 10-K                 238

Item 8 | Notes to Consolidated Financial Statements | Note 26 - Subsequent Events

Redeemable Noncontrolling Interest
We have the right to purchase the RNCI interests from the RNCI holders after March 31, 2023 (each such right, a "call right") and the RNCI holders have the right to sell their RNCI interests to us after December 31, 2022 (each such right, a "put right"). Following the closing of the Exchange Transaction, we have maintained a call right over the portion of SSHL owned by the Trident V Funds and the Dowling Funds, and they will maintain put rights to transfer those interests to us.

Enstar Group Limited | 2022 Form 10-K                 239

Item 8 | Notes to Consolidated Financial Statements | Note 26 - Subsequent Events

26. SUBSEQUENT EVENTS

Transactions
Enhanzed Re
In November 2022, Enhanzed Re completed a novation of the reinsurance closed block of life annuity policies to Monument Re Limited (“Monument Re”). We settled the life liabilities and the related assets at carrying value in return for cash consideration as of the closing date. In addition, effective January 1, 2023, we will adopt the LDTI standard, which will result in changes to the liability for future policyholder benefits as a result of the unlocking of discount rate assumptions. We have determined that the impact of adopting this standard will be a reduction in future policy holder benefits and an increase to a separate component of AOCI as of January 1, 2023 of between $340 and $380 million.
As at September 30, 2022, the carrying value of the life liabilities and related assets was $1.2 billion and $1.0 billion, respectively, which we would record as other income of $328 million, if measured as of this date. This amount consists of both the gain or loss on the novation transaction and the reclassification of the component of AOCI to earnings.
•Our net earnings attributable to Enstar will be reduced by the amount attributable to Allianz’s 24.9% noncontrolling interest in Enhanzed Re at the time of the transaction and a portion of our other income recorded will be subject to deferral over the expected settlement period for the life annuity policies to account for our pre-existing 20% ownership interest in Monument Re, resulting in an expected overall increase in our first quarter 2023 net earnings of $197 million from the novation.
•Activity for the period from October 1, 2022 to November 7, 2022 will impact the amount of other income and net earnings recorded.
On December 28, 2022, Enhanzed Re repurchased the entire 24.9% ownership interest Allianz held in Enhanzed Re for $174 million. The purchase price will be subject to a post-closing adjustment based on the final net book value of Enhanzed Re as of December 31, 2022. Following the completion of this transaction, Enhanzed Re became a wholly-owned subsidiary of Enstar.
The final impact of the novation and the share repurchase will be reflected in our first quarter 2023 results, as we report the results of Enhanzed Re on a one quarter reporting lag.
QBE LPT
On February 16, 2023, certain of our wholly-owned subsidiaries entered into an LPT agreement with certain subsidiaries of QBE Insurance Group Limited (“QBE”) relating to a diversified portfolio of business, covering International and North America financial lines, European and North American reinsurance portfolios and several US discontinued programs. The transaction is effective as of January 1, 2023.
The LPT agreement covers ground up net loss reserves of $1.9 billion and provides an additional $900 million of cover on business underwritten between 2010 and 2018. Upon completion, a portion of the portfolio currently underwritten via QBE’s Lloyd’s Syndicates 386 and 2999 will be transferred to Enstar’s Syndicate 2008. The closing of the transaction is subject to regulatory approval and other closing conditions.
RACQ
On February 21, 2023, one of our wholly-owned subsidiaries entered into an agreement with RACQ Insurance Limited (“RACQ”) to reinsure 80% of RACQ’s motor vehicle Compulsory Third Party (“CTP”) insurance liabilities, covering accident years 2021 and prior.
The reinsurance agreement is effect as of July 1, 2022. RACQ will cede net reserves of AUD $360 million (USD $245 million), and our subsidiary will provide AUD $200 million (USD $136 million) of additional cover in excess of the ceded reserves. The closing of the transaction is subject to regulatory approval and other closing conditions.

Enstar Group Limited | 2022 Form 10-K                 240

Item 8 | Notes to Consolidated Financial Statements | Note 27 - Unaudited Condensed Quarterly Financial Data

Shareholders’ Equity
On February 23, 2023, our Board authorized the repurchase of up to an additional $105 million of our ordinary shares under the 2022 Repurchase Program and extended the authorization effective date of the 2022 Repurchase Program through February 23, 2024. Following this increase, the total remaining capacity under the 2022 Repurchase Program is now $200 million.

Enstar Group Limited | 2022 Form 10-K                 241

Item 8 | Schedules

27. UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA
The information presented below has been adjusted to reflect the impact of changing our accounting policy for the treatment of DCA amortization. Refer to Note 9 for additional information.

	December 31,		September 30,		June 30,		March 31,
	2022	2021	2022	2021	2022	2021	2022	2021
INCOME
Net premiums earned	$14	$41	$4	$52	$14	$59	$34	$93
Net investment income	153	81	116	93	106	76	80	62
Net realized gains (losses)	(24)	(62)	(36)	6	(38)	6	(37)	(11)
Net unrealized gains (losses)	39	68	(546)	(280)	(591)	400	(381)	(10)
Other (losses) income	2	15	(4)	11	23	6	14	10
Net gain on sale of subsidiaries	—	11	—	47	—	—	—	15
Total income	184	154	(466)	(71)	(486)	547	(290)	159

EXPENSES
Net incurred losses and loss adjustment expenses
Current period	9	26	13	42	13	50	13	54
Prior period	(280)	(159)	(141)	(93)	(159)	(33)	(176)	(118)
Total net incurred losses and loss adjustment expenses	(271)	(133)	(128)	(51)	(146)	17	(163)	(64)
Life and annuity policy benefits	—	(3)	7	—	6	—	12	—
Amortization of net deferred charge assets	20	17	21	17	21	15	18	6
Acquisition costs	3	7	—	11	12	5	8	34
General and administrative expenses	97	98	66	93	83	93	85	83
Interest expense	18	18	23	18	23	17	25	16
Net foreign exchange losses (gains)	12	(3)	(17)	(2)	(13)	(10)	3	3
Total expenses	(121)	1	(28)	86	(14)	137	(12)	78
EARNINGS (LOSS) BEFORE INCOME TAXES	305	153	(438)	(157)	(472)	410	(278)	81
Income tax benefit (expense)	16	(14)	(8)	(10)	4	(9)	—	6
Earnings (losses) from equity method investments	(86)	(8)	(20)	(14)	1	(3)	31	118
NET EARNINGS (LOSS)	235	131	(466)	(181)	(467)	398	(247)	205
Net (earnings) loss attributable to noncontrolling interest	1	(2)	43	1	42	(3)	(11)	(11)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR	236	129	(423)	(180)	(425)	395	(258)	194
Dividends on preferred shares	(9)	(9)	(9)	(9)	(9)	(9)	(9)	(9)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$227	$120	$(432)	$(189)	$(434)	$386	$(267)	$185

Earnings (loss) per ordinary share attributable to Enstar ordinary shareholders:
Basic	$13.34	$6.74	$(25.45)	$(10.30)	$(25.14)	$17.84	$(15.25)	$8.58
Diluted(1)	$13.26	$6.66	$(25.45)	$(10.30)	$(25.14)	$17.68	$(15.25)	$8.47
(1) During a period of loss, the basic weighted average ordinary shares outstanding is used in the denominator of the diluted loss per ordinary share computation as the effect of including potentially dilutive securities would be anti-dilutive.
Enstar Group Limited | 2022 Form 10-K                 242

Item 8 | Schedules

SCHEDULE I
ENSTAR GROUP LIMITED
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES56
As of December 31, 2022
(Expressed in millions of U.S. Dollars)

Type of investment	Cost (1)	Fair Value	Amount at which shown in the balance sheet
Short-term and fixed maturity investments — Trading and short-term and fixed maturity investments within funds held - directly managed:(2)
U.S. government and agency	$246	$206	$206
U.K. government	60	46	46
Other government	449	331	331
Corporate	2,770	2,273	2,273
Municipal	130	112	112
Residential mortgage-backed	206	190	190
Commercial mortgage-backed	426	394	394
Asset-backed	235	221	221
Structured Products	1,017	586	586
Total	5,539	4,359	4,359
Short-term and fixed maturity investments — AFS:(2)
U.S. government and agency	338	310	310
U.K. government	36	36	36
Other government	146	131	131
Corporate	3,466	3,013	3,013
Municipal	120	99	99
Residential mortgage-backed	407	362	362
Commercial mortgage-backed	689	628	628
Asset-backed	684	660	660
Total	5,886	5,239	5,239
Equities(3)	930	875	875
Other investments, at fair value (4)	2,841	2,841	2,841
Total	$15,196	$13,314	$13,314
(1)Original cost of fixed maturity securities is reduced by repayments and adjusted for amortization of premiums or accretion of discounts.
(2)The difference in the amount of fixed maturities shown at fair value and the fixed maturities shown in our consolidated balance sheet relates to the fair value of $33 million as of December 31, 2022 for our investment in fixed maturities issued by affiliates of Stone Point.
(3)The difference in the amount of equities shown at fair value and the equities shown in our consolidated balance sheet relates to the fair value of $74 million as of December 31, 2022 for our investment in a registered investment company affiliated with entities owned by Trident, $64 million as a co-investor alongside Stone Point, a $37 million investment in Northshore and a $190 million investment in AmTrust.
(4)The difference in the amount of other investments shown at fair value and the other investments shown in our consolidated balance sheet relates to the fair value of $0.5 billion as of December 31, 2022 for our other investments in funds or companies owned by or affiliated with certain related parties.
56 Refer to Note 23 in our consolidated financial statements.
Enstar Group Limited | 2022 Form 10-K                 243

Item 8 | Schedules

SCHEDULE II
ENSTAR GROUP LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Balance Sheets - Parent Company Only
As of December 31, 2022 and 2021

	2022	2021
	(in millions of U.S. dollars, except share data)
ASSETS
Equities, at fair value (cost: 2022 - $273; 2021 - $2)	$286	$2
Cash and cash equivalents	15	72
Balances due from subsidiaries	193	29
Investments in subsidiaries	6,003	7,904
Other assets	8	5
TOTAL ASSETS	$6,505	$8,012
LIABILITIES
Debt obligations	$991	$1,270
Balances due to subsidiaries	788	381
Other liabilities	25	38
TOTAL LIABILITIES	1,804	1,689
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Ordinary shares (par value $1 each, issued and outstanding 2022: 17,588,050; 2021: 18,223,574):
Voting Ordinary Shares (issued and outstanding 2022: 15,990,338; 2021: 16,625,862)	16	17
Non-voting convertible ordinary Series C Shares (issued and outstanding 2022: 1,192,941 and 2021: 1,192,941)	1	1
Non-voting convertible ordinary Series E Shares (issued and outstanding 2022: 404,771 and 2021: 404,771)	—	—
Preferred Shares:
Series C Preferred Shares (issued and held in treasury 2022 and 2021: 388,571)	—	—
Series D Preferred Shares (issued and outstanding 2022 and 2021: 16,000; liquidation preference $400)	400	400
Series E Preferred Shares (issued and outstanding 2022 and 2021: 4,400; liquidation preference $110)	110	110
Treasury shares, at cost (Series C Preferred Shares 2022 and 2021: 388,571)	(422)	(422)
Joint Share Ownership Plan (voting ordinary shares, held in trust 2022 and 2021: 565,630)	(1)	(1)
Additional paid-in capital	766	922
Accumulated other comprehensive income	(575)	(16)
Retained earnings	4,406	5,312
Total Enstar Group Limited Shareholders’ Equity	4,701	6,323
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,505	$8,012
See accompanying notes to the Condensed Financial Information of Registrant
Enstar Group Limited | 2022 Form 10-K                 244

Item 8 | Schedules

SCHEDULE II
ENSTAR GROUP LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
Statements of Earnings - Parent Company Only
For the Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
	(in millions of U.S. dollars)
INCOME
Net investment income	$2	$—	$2
Net unrealized gains	13	—	—
	15	—	2
EXPENSES
General and administrative expenses	24	41	46
Interest expense	70	54	52
Net foreign exchange losses (gains)	3	3	(3)
	97	98	95
NET LOSS BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(82)	(98)	(93)
Equity in undistributed (losses) earnings of subsidiaries - continuing operations	(788)	636	1,836
Equity in undistributed earnings of subsidiaries - discontinued operations	—	—	16
NET (LOSS) EARNINGS	(870)	538	1,759
Dividends on preferred shares	(36)	(36)	(36)
NET (LOSS) EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS	$(906)	$502	$1,723
See accompanying notes to the Condensed Financial Information of Registrant

Statements of Comprehensive Income - Parent Company Only
For the Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
	(in millions of U.S. dollars)
NET (LOSS) EARNINGS	$(870)	$538	$1,759
Other comprehensive (loss) income relating to subsidiaries, net of tax	(559)	(98)	73
COMPREHENSIVE (LOSS) INCOME	$(1,429)	$440	$1,832
See accompanying notes to the Condensed Financial Information of Registrant
Enstar Group Limited | 2022 Form 10-K                 245

Item 8 | Schedules

SCHEDULE II
ENSTAR GROUP LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
Statements of Cash Flows - Parent Company Only
For the Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
	(in millions of U.S. dollars)
OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$87	$(72)	$117
INVESTING ACTIVITIES:
Dividends and return of capital from subsidiaries	14	675	44
Contributions to subsidiaries	(102)	—	(26)
Net cash flows (used in) provided by investing activities	(88)	675	18
FINANCING ACTIVITIES:
Dividends on preferred shares	(36)	(36)	(36)
Repurchase of shares	(163)	(942)	(26)
Repayment of loans	(302)	(429)	(449)
Receipt of loans	445	868	379
Net cash flows used in financing activities	(56)	(539)	(132)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(57)	64	3
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	72	8	5
CASH AND CASH EQUIVALENTS, END OF YEAR	$15	$72	$8
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
Net investment income relates to interest on loans to subsidiaries. For the years ended December 31, 2022, 2021, and 2020, interest paid was $47 million, $41 million, and $47 million, respectively.
Investing activities in the Condensed Statements of Cash Flows primarily represents the flow of funds to and from subsidiaries to provide cash on hand to fund business acquisitions and significant new business.
Non-Cash investing activities during the years ended December 31, 2022, 2021, and 2020, included:
i.$600 million, $0 and $130 million, respectively, for dividends and return of capital from subsidiaries. In 2022, these transactions represent an intercompany transfer of equities at book value and an increase in balances due from subsidiaries resulting in a decrease in investments in subsidiaries. In 2020, these transactions were to settle intercompany balances, resulting in a net reduction in balances due to subsidiaries and a decrease in investments in subsidiaries.
As of December 31, 2022 and 2021, parental guarantees supporting reinsurance obligations, defendant A&E liabilities, subsidiary capital support arrangements and credit facilities were $2.4 billion and $2.7 billion. In addition, as of December 31, 2022 and 2021, there were $135 million and $210 million, respectively, of unsecured letters of credit for FAL which have a parental guarantee. Furthermore, as of December 31, 2022, we also guarantee the Junior Subordinated Notes issued in 2020 and 2022 for an aggregate principal amount of $850 million (December 31, 2021 $350 million).
As of December 31, 2022 and 2021, retained earnings were $4.4 billion and $5.3 billion, respectively, a decrease of $906 million. This decrease was primarily attributable to the net loss of $906 million.
Enstar Group Limited | 2022 Form 10-K                 246

Item 8 | Schedules

SCHEDULE III
ENSTAR GROUP LIMITED
SUPPLEMENTARY INSURANCE INFORMATION
(Expressed in millions of U.S. Dollars)

	As of December 31,				Year ended December 31,
	Deferred Acquisition Costs	Reserves for Losses and Loss Adjustment Expenses	Unearned Premiums	Policy Benefits for Life and Annuity Contracts	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses and Policy Benefits	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
2022
Run-off	$7	$13,337	$114	$—	$40	$—	$(442)	$22	$143	$(4)
Assumed Life	—	—	—	1,184	17	—	(30)	—	7	12
Investments	—	—	—	—	—	445	—	—	37	—
Legacy Underwriting	—	173	—	—	9	10	7	1	2	4
Corporate & Other	—	(503)	—	—	—	—	(218)	—	142	—
Total	$7	$13,007	$114	$1,184	$66	$455	$(683)	$23	$331	$12
2021
Run-off (1)	$14	$13,117	$171	$—	$182	$—	$(194)	$44	$188	$35
Assumed Life	—	181	5	1,502	5	—	(2)	—	1	3
Investments	—	—	—	—	—	309	—	—	37	—
Legacy Underwriting (1)	2	215	12	—	58	3	20	13	10	24
Corporate & Other	—	(255)	—	—	—	—	(58)	—	131	—
Total	$16	$13,258	$188	$1,502	$245	$312	$(234)	$57	$367	$62
2020
Run-off	$23	$9,433	$72	$—	$59	$—	$(145)	$20	$173	$3
Investments	—	—	—	—	—	270	—	—	35	—
Legacy Underwriting	21	1,358	203	—	513	33	371	151	158	430
Corporate & Other	—	(198)	—	—	—	—	147	—	136	—
Total	$44	$10,593	$275	$—	$572	$303	$373	$171	$502	$433
(1)     As of December 31, 2020, the assets and liabilities of Northshore, the holding company which owns Atrium and Arden (a Run-off subsidiary), were classified as held-for-sale. Deferred acquisition costs, reserves for losses and LAE and unearned premiums for Northshore were $24 million, $254 million and $91 million, respectively57.
57 Refer to Note 5 in our consolidated financial statements for further information.
Enstar Group Limited | 2022 Form 10-K                 247

Item 8 | Schedules

SCHEDULE IV
ENSTAR GROUP LIMITED
REINSURANCE
For the Years Ended December 31, 2022, 2021 and 2020
(Expressed in millions of U.S. Dollars)

	Gross	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

2022
Premiums earned:
Property and casualty	$62	$(31)	$18	$49	36.7%
Future policyholder benefits	—	—	17	17	100.0%
Total premiums earned	$62	$(31)	$35	$66

2021
Premiums earned:
Property and casualty	295	(128)	75	242	31.0%
Future policyholder benefits	—	—	3	3	100.0%
Total premiums earned	$295	$(128)	$78	$245

2020
Premiums earned:
Property and casualty	542	(158)	188	572	32.9%
Total premiums earned	$542	$(158)	$188	$572
Enstar Group Limited | 2022 Form 10-K                 248

Item 8 | Schedules

SCHEDULE V
ENSTAR GROUP LIMITED
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2022, 2021 and 2020
(Expressed in millions of U.S. Dollars)

	Balance at Beginning of Year	Charged to costs and expenses	Charged to other accounts (1)	Deductions (2)	Balance at End of Year
December 31, 2022
Reinsurance balances recoverable on paid and unpaid losses:
Allowance for estimated uncollectible reinsurance	$136	$—	$(5)	$—	$131
Insurance balances recoverable:
Allowance for estimated uncollectible insurance	5	—	—	—	5
Valuation allowance for deferred tax assets	129	52	—	—	181

December 31, 2021
Reinsurance balances recoverable on paid and unpaid losses:
Allowance for estimated uncollectible reinsurance	$137	$—	$1	$(2)	$136
Insurance balances recoverable:
Allowance for estimated uncollectible insurance	5	—	—	—	5
Valuation allowance for deferred tax assets	118	12	—	(1)	129

December 31, 2020
Reinsurance balances recoverable on paid and unpaid losses:
Allowance for estimated uncollectible reinsurance	$148	$—	$—	$(11)	$137
Insurance balances recoverable:
Allowance for estimated uncollectible insurance	4	—	1	—	5
Valuation allowance for deferred tax assets	117	4	—	(3)	118
(1)The 2020 amount includes $3 million for the cumulative effect of change in accounting principle.
(2)Credited to the related asset account.

Enstar Group Limited | 2022 Form 10-K                 249

SCHEDULE VI
ENSTAR GROUP LIMITED
SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
As of and for the years ended December 31, 2022, 2021 and 2020
(Expressed in millions of U.S. Dollars)

	As of December 31,2022			Year ended December 31, 2021
Affiliation with Registrant	Deferred Acquisition Costs	Reserves for Unpaid Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses Incurred		Net Paid Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Net Premiums Written
						Current Period	Prior Periods
Consolidated Subsidiaries
2022	$7	$13,007	$114	$49	$455	$48	$(756)	$(1,680)	$23	$—
2021	16	13,258	188	242	312	172	(403)	(1,431)	57	59
2020	44	10,593	275	572	303	405	(32)	(1,485)	171	433
Enstar Group Limited | 2022 Form 10-K                 250

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Enstar Group Limited | 2022 Form 10-K                 251

Exhibit Index

ITEM 9B. OTHER INFORMATION

Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All information required by Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K is incorporated by reference from the definitive proxy statement for our 2023 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2022 pursuant to Regulation 14A.
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

See Item 10 herein.
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements and Financial Statement Schedules: see Item 8 in Part II of this report.
(b)Exhibits: see accompanying exhibit index that precedes the signature page of this report.
ITEM 16. FORM 10-K SUMMARY

Omitted at Company's option.
Enstar Group Limited | 2022 Form 10-K                 252

Exhibit Index

EXHIBIT INDEX

Exhibit No.	Description

3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K/A filed on May 2, 2011).

3.2	Sixth Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 15, 2021).

3.3	Certificate of Designations of Series C Participating Non-Voting Perpetual Preferred Stock of Enstar Group Limited, dated as of June 13, 2016 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on June 17, 2016).

3.4	Certificate of Designations of Series D Perpetual Non-Cumulative Preferred Shares of Enstar Group Limited, dated as of June 27, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on June 27, 2018).

3.5	Certificate of Designations of Series E Perpetual Non-Cumulative Preferred Shares of Enstar Group Limited, dated as of November 21, 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 21, 2018).

4.1	Senior Indenture, dated as of March 10, 2017, between Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on March 10, 2017).

4.2	First Supplemental Indenture, dated as of March 10, 2017, between Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on March 10, 2017).

4.3	Second Supplemental Indenture, dated as of March 26, 2019, between Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 26, 2019).

4.4	Third Supplemental Indenture, dated as of May 28, 2019, between Enstar Group Limited and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 28, 2019).

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

4.9	Deposit Agreement, dated as of June 27, 2018, between Enstar Group Limited and American Stock Transfer (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on June 27, 2018).

4.10	Deposit Agreement, dated as of November 21, 2018, between Enstar Group Limited and American Stock Transfer (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on November 21, 2018).

4.11	Description of Securities (incorporated by reference to Exhibit 4.7 to the Company's Form 10-K filed on February 27, 2020).

Enstar Group Limited | 2022 Form 10-K                 253

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

10.6+	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form S-3 (No. 333-151461) initially filed on June 5, 2008).

10.7+	Amended and Restated Employment Agreement, dated July 1, 2022, between Enstar Group Limited and Dominic F. Silvester (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 6, 2022).

10.8+	Amended and Restated Employment Agreement, dated as of January 21, 2020, by and between Enstar Group Limited and Paul J. O’Shea (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 27, 2020).

10.9+	Letter Agreement, dated July 6, 2022, between Enstar Group Limited and Paul O’Shea (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 6, 2022).

10.10+	Amended and Restated Employment Agreement, dated January 21, 2020, by and between Enstar Group Limited and Orla M. Gregory (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 27, 2020).

10.11+
Amendment No. 1 to Amended and Restated Employment Agreement, dated September 16, 2021, by and between Enstar Group Limited and Orla M. Gregory (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on September 21, 2021).

10.12+	Amendment No. 2 to the Amended and Restated Employment Agreement, dated July 1, 2022, between Enstar Group Limited and Orla Gregory (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on July 6, 2022).

10.13+	Employment Agreement, dated January 8, 2018, by and between Enstar Group Limited and Paul M.J. Brockman (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 8, 2019).

10.14+	Employment Agreement, dated September 9, 2016, by and between Enstar Group Limited and Nazar Alobaidat (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K filed on February 27, 2020).

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

10.17+	Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K filed on March 2, 2015).

Enstar Group Limited | 2022 Form 10-K                 254

Exhibit Index

10.18+
Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the proxy statement/prospectus that forms a part of the Company’s Form S-4 declared effective December 15, 2006).

10.19+	First Amendment to Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 6, 2007).

10.20+	Form of Stock Appreciation Right Award Agreement pursuant to the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed on August 11, 2014).

10.21+	Enstar Group Limited Amended and Restated 2016 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 1, 2022).

10.22+	Form of Restricted Stock Award Agreement under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on August 5, 2016).

10.23+	Form of Performance Stock Unit Award Agreement (3-Year Cycle) (2020) under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on January 27, 2020).

10.24+
Form of Performance Stock Unit Award Agreement (Annual Cycle) (2020) under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K filed on February 27, 2020).

10.25+
Form of Restricted Stock Unit Award Agreement (2020) under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K filed on February 27, 2020).

10.26+
Form of Performance Stock Unit Award Agreement (2021) under the Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 7, 2021).

10.27+	Joint Share Ownership Agreement, dated January 21, 2020, by and among Enstar Group Limited, Dominic F. Silvester and Zedra Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 27, 2020).

10.28+	Deed of Amendment and Restatement to the Joint Ownership Agreement, dated July 1, 2022, between Enstar Group Limited, Dominic F. Silvester and Zedra Trust Company (Guernsey) Limited, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 6, 2022).

10.29+	Enstar Group Limited Amended and Restated Employee Share Purchase Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on November 8, 2016).

10.30+	Enstar Group Limited 2022-2024 Annual Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 9, 2021).

10.31s
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

10.32
Voting and Shareholders' Agreement, dated as of January 1, 2021, among StarStone Specialty Holdings Limited, Kenmare Holdings Ltd., Trident V, L.P., Trident V Parallel Fund, L.P., Trident V Professionals Fund, L.P., Dowling Capital Partners I, L.P., and Capital City Partners LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 4, 2021).

10.33
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

10.34	Revolving Credit Agreement, dated as of August 16, 2018, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, Barclays Bank PLC, Wells Fargo Bank, National Association and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 21, 2018).

Enstar Group Limited | 2022 Form 10-K                 255

Exhibit Index

10.35	First Amendment to Revolving Credit Agreement, dated as of December 19, 2018, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, Barclays Bank PLC, Wells Fargo Bank, National Association and each of the lenders party thereto (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K filed on March 1, 2019).

10.36	Second Amendment to Revolving Credit Agreement, dated as of November 25, 2020, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, Barclays Bank PLC, Wells Fargo Bank, National Association, and each of the lenders party thereto (incorporated by reference to Exhibit 10.45 to the Company's Form 10-K filed on March 1, 2021).

10.37s
Third Amendment to Revolving Credit Agreement, dated as of March 31, 2021, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, Barclays Bank PLC, Wells Fargo Bank, National Association, and each of the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on May 7, 2021).

10.38	Fourth Amendment to Revolving Credit Agreement, dated as of November 16, 2021, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, Barclays Bank PLC, Wells Fargo Bank, National Association, and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 5, 2022).

10.39	Letter of Credit Facility Agreement, dated as of August 5, 2019, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, London Branch, The Bank of Nova Scotia and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 7, 2019).

10.40	First Amendment to Letter of Credit Facility Agreement, dated as of December 9, 2019, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, London Branch, The Bank of Nova Scotia and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 11, 2019).

10.41	Second Amendment to Letter of Credit Facility Agreement, dated as of June 3, 2020, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, London Branch, The Bank of Nova Scotia and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 9, 2020).

10.42	Third Amendment to Letter of Credit Facility Agreement, dated as of November 25, 2020, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, London Branch, The Bank of Nova Scotia and each of the lenders party thereto (incorporated by reference to Exhibit 10.49 to the Company's Form 10-K filed on March 1, 2021).

10.43	Fourth Amendment to Letter of Credit Facility Agreement, dated as of March 31, 2021, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, London Branch, The Bank of Nova Scotia and each of the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on May 7, 2021).

10.44	Fifth Amendment to Letter of Credit Facility Agreement, dated as of August 16, 2021, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, London Branch, The Bank of Nova Scotia and each of the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on November 4, 2021).

10.45s	Termination and Release Agreement, dated as of February 21, 2021, by and among Enstar Group Limited and certain of its subsidiaries and Hillhouse Capital Management, Ltd. and certain of its affiliates (incorporated by reference to Exhibit 10.50 to the Company's Form 10-K filed on March 1, 2021).

10.46	Purchase Agreement dated as of July 15, 2021 by and among Enstar Group Limited, HHLR Fund, L.P., YHG Investment, L.P. and Hillhouse Fund III, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 15, 2021).

10.47	Purchase Agreement dated as of July 15, 2021 by and among Cavello Bay Reinsurance Limited and HH ENZ Holdings, Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on July 15, 2021).

10.48	Purchase Agreement, dated as of May 10, 2022, by and between Trident Public Equity LP and Enstar Group Limited (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 11, 2022).

16.1	Letter of KPMG, dated March 21, 2022 (incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K filed on March 21, 2022).

Enstar Group Limited | 2022 Form 10-K                 256

18.1*	Preferability Letter.

21.1*	List of Subsidiaries.

22.1*	List of Subsidiary Issuers of Guaranteed Securities.

23.1*	Consent of PricewaterhouseCoopers LLP.

23.2*	Consent of KPMG Audit Limited.

23.3*	Consent of Ernst & Young Australia.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Financial Statements of InRe Fund, L.P. for the fiscal year ended December 31, 2020.

101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8 of this Annual Report on Form 10-K.

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted as Inline XBRL (included in Exhibit 101).
____________________________________________________________________________________________
*     filed herewith
** furnished herewith
+     denotes management contract or compensatory arrangement
s    certain of the schedules and similar attachments are not filed but Enstar Group Limited undertakes to furnish a copy of the schedules or similar attachments to the SEC upon request
Enstar Group Limited | 2022 Form 10-K                 257

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2023.

ENSTAR GROUP LIMITED

By:	/S/ DOMINIC F. SILVESTER
Dominic F. Silvester Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2023.

Signature	Title

/s/ ROBERT J. CAMPBELL Robert J. Campbell	Chairman and Director

/s/ DOMINIC F. SILVESTER Dominic F. Silvester	Chief Executive Officer and Director

/s/ ORLA GREGORY Orla Gregory	Chief Financial Officer (signing in her capacity as Principal Financial Officer) and Director

/s/ MICHAEL P. MURPHY Michael P. Murphy	Deputy Chief Financial Officer (signing in his capacity as Principal Accounting Officer)

/s/ PAUL J. O’SHEA Paul J. O’Shea	President and Director

/s/ B. FREDERICK BECKER B. Frederick Becker	Director

/s/ SHARON A. BEESLEY Sharon A. Beesley	Director

/s/ JAMES D. CAREY James D. Carey	Director

/s/ SUSAN L. CROSS Susan L. Cross	Director

/s/ HANS-PETER GERHARDT Hans-Peter Gerhardt	Director

/s/ MYRON HENDRY Myron Hendry	Director

/s/ HITESH PATEL Hitesh Patel	Director

/s/ POUL A. WINSLOW Poul A. Winslow	Director