Form 10-Q
period 2023-03-31
Enstar Group LTD
filed 2023-05-04
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As at May 2, 2023, the registrant had outstanding 16,028,234 voting ordinary shares, par value $1.00 per share.

Enstar Group Limited
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2023

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
Adjusted BVPS
Adjusted book value per ordinary share - Non-GAAP financial measure calculated by dividing Enstar ordinary shareholders’ equity, adjusted to add the proceeds from assumed exercise of warrants, by the number of ordinary shares outstanding, adjusted for equity awards granted and not yet vested. See “Non-GAAP Financial Measures” in Part I, Item 2 for reconciliation.

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

AFS	Available-for-sale
Allianz	Allianz SE
AmTrust	AmTrust Financial Services, Inc.
Annualized	Calculation of the quarterly result or year-to-date result multiplied by four and then divided by the number of quarters elapsed within the applicable year-to-date period.
AOCI	Accumulated other comprehensive income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Arden	Arden Reinsurance Company Ltd.
Atrium	Atrium Underwriting Group Limited
bps	Basis point(s)
BMA	Bermuda Monetary Authority
BSCR	Bermuda Solvency Capital Requirement
BVPS	Book value per ordinary share - GAAP financial measure calculated by dividing Enstar ordinary shareholders’ equity by the number of ordinary shares outstanding.
Cavello	Cavello Bay Reinsurance Limited, a wholly-owned subsidiary
Citco	Citco III Limited
CLO	Collateralized loan obligation
Core Specialty	Core Specialty Insurance Holdings, Inc.
DCo	DCo LLC
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

GLOSSARY OF KEY TERMS

DGL
Deferred gain liability - The amount by which premium consideration received exceeds estimated ultimate losses payable at the inception of a retroactive reinsurance agreement and that are subsequently amortized over the estimated loss settlement period.

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

InRe Fund	InRe Fund, L.P.
Investable assets	The sum of total investments, cash and cash equivalents, restricted cash and cash equivalents and funds held
JSOP	Joint Share Ownership Plan
LAE	Loss adjustment expenses
Lloyd's	This term may refer to either the society of individual and corporate underwriting members that pool and spread risks as members of one or more syndicates, or the Corporation of Lloyd’s, which regulates and provides support services to the Lloyd’s market
LOC	Letters of credit
LPT	Loss Portfolio Transfer - Retroactive reinsurance transaction in which loss obligations that are already incurred are ceded to a reinsurer, subject to any stipulated limits
Monument Re	Monument Insurance Group Limited
Morse TEC	Morse TEC LLC
NAV	Net asset value
NCI	Noncontrolling interests
New business	Material transactions, other than business acquisitions, which generally take the form of reinsurance or direct business transfers.
Northshore	Northshore Holdings Limited
OLR	Outstanding loss reserves - Provisions for claims that have been reported and accrued but are unpaid at the balance sheet date.
Parent Company	Enstar Group Limited, excluding its consolidated subsidiaries
pp	Percentage point(s)
PPD	Prior period development - Changes to loss estimates recognized in the current calendar year that relate to loss reserves established in previous calendar years.
Private equity funds	Investments in limited partnerships and limited liability companies

GLOSSARY OF KEY TERMS

QBE	QBE Insurance Group Limited
QTD	Quarter-to-date
RACQ	RACQ Insurance Limited
Reinsurance to close (RITC)	A business transaction to transfer estimated future liabilities attached to a given year of account of a Lloyd's syndicate into a later year of account of either the same or different Lloyd's syndicate in return for a premium.
Reserves for losses and LAE	Management's best estimate of the ultimate cost of settling losses as of the balance sheet date. This includes OLR and IBNR.
Retroactive reinsurance	Contracts that provide indemnification for losses and LAE with respect to past loss events.
RLE	Run-off liability earnings – GAAP-based financial measure calculated by dividing prior period development by average net loss reserves.
RNCI	Redeemable noncontrolling interests
ROE	Return on equity - GAAP-based financial measure calculated by dividing net earnings (loss) attributable to Enstar ordinary shareholders by opening Enstar ordinary shareholders’ equity
Run-off	A line of business that has been classified as discontinued by the insurer that initially underwrote the given risk
Run-off portfolio	A group of insurance policies classified as run-off.
SEC	U.S. Securities and Exchange Commission
SGL No. 1	SGL No. 1 Limited
StarStone International	StarStone's non-U.S. operations
StarStone U.S.	StarStone U.S. Holdings, Inc. and its subsidiaries
Step Acquisition	The purchase of the entire equity interest in Enhanzed Re held by an affiliate of Hillhouse Capital Management Ltd and Hillhouse Capital Advisors, Ltd.
Stone Point	Stone Point Capital LLC
SUL	StarStone Underwriting Limited
TIR	Total investment return - GAAP financial measure calculated by dividing total investment return recognized in earnings for the applicable period by average total investable assets
Trident V Funds	Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P.
U.S. GAAP	Accounting principles generally accepted in the United States of America
ULAE	Unallocated loss adjustment expenses - Loss adjustment expenses relating to run-off costs for the estimated payout of the run-off, such as internal claim management or associated operational support costs.
Unearned premium	The unexpired portion of policy premiums that will be earned over the remaining term of the insurance contract.
VIE	Variable interest entities
YTD	Year-to-date
2021 Repurchase Program
An ordinary share repurchase program adopted by our Board of Directors on November 29, 2021, for the purpose of repurchasing a limited number of our ordinary shares, not to exceed $100 million in aggregate. This plan was fully utilized in April 2022.

2022 Repurchase Program	An ordinary share repurchase program authorized by our Board of Directors on May 5, 2022, which was originally effective through May 5, 2023 and authorized the repurchase of a limited number of our ordinary shares, not to exceed $200 million in aggregate. On February 23, 2023, our Board of Directors authorized the repurchase of an additional $105 million of our ordinary shares, and extended the effective date through February 23, 2024. This program was terminated on March 23, 2023.

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
These forward looking statements should, therefore, be considered in light of various important factors, including those set forth in this report and in our Annual Report on Form 10-K for the year ended December 31, 2022, which could cause actual results to differ materially from those suggested by the forward-looking statements. These factors include:
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
The factors listed above should not be construed as exhaustive and should be read in conjunction with the Risk Factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2022. We undertake no obligation to publicly update or review any forward looking statement, whether to reflect any change in our expectations with regard thereto, or as a result of new information, future developments or otherwise, except as required by law.

PART I — FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, the terms "Enstar," "we," "us" or "our" mean Enstar Group Limited and its consolidated subsidiaries.
The following discussion and analysis of our financial condition as of March 31, 2023 and our results of operations for the three months ended March 31, 2023 and 2022 should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022.
Some of the information contained in this discussion and analysis or included elsewhere in this quarterly report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under "Cautionary Statement Regarding Forward-Looking Statements" and Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 8

Item 2 | Management's Discussion and Analysis | Operational Highlights

Operational Highlights

Our consolidated results reflect our continued progress on providing capital release solutions to our clients by acquiring and managing seasoned liabilities relating to both their continuing and discontinued portfolios.
Operational highlights for the three months ended March 31, 2023 include:
Completed Unwind of Enhanzed Re’s Reinsurance Transactions

•In November 2022, our subsidiary Enhanzed Reinsurance Ltd. (“Enhanzed Re”) completed a novation of the reinsurance closed block of life annuity policies to Monument Re Limited, a subsidiary of Monument Insurance Group Limited (“Monument Re”).
◦Given our one quarter lag in reporting Enhanzed Re’s results, we recognized a $275 million net gain on novation within other income in the first quarter of 2023, which was comprised of1:
▪the reclassification benefit to income of $363 million from accumulated other comprehensive income (“AOCI”) related to the settlement of the novated future policyholder benefit liabilities;
▪the loss of $39 million on the carrying value of the net assets of $133 million as of the closing date of the transaction in exchange for cash consideration of $94 million; and
▪a deferral of a portion of the net gain, equal to $49 million, for our preexisting 20% ownership interest in Monument Re.
◦Our net earnings attributable to Enstar were further reduced by $81 million, the amount attributable to Allianz SE’s (“Allianz”) 24.9% noncontrolling interest in Enhanzed Re at the time of the transaction. In total, first quarter 2023 net earnings attributable to Enstar from this novation transaction were $194 million.
•On December 28, 2022, Enhanzed Re repurchased the entire 24.9% ownership interest Allianz held in Enhanzed Re for $174 million, which was based on the final net book value of Enhanzed Re as of December 31, 2022. Enhanzed Re is now a wholly-owned subsidiary of Enstar.
•Following the completion of these transactions, we have concluded the unwind of Enhanzed Re, achieving an inception to date return from Enhanzed Re of 24%.
Executed Capital Transactions

•In March 2023, we repurchased 1,597,712 of our non-voting convertible ordinary shares held by Canada Pension Plan Investment Board (“CPP Investments”) for an aggregate $341 million, representing a price per share of $213.13 and a 5% discount to the trailing 10-day volume weighted average price of our voting ordinary shares as of the close of business on March 22, 2023. The shares comprised all of our outstanding Series C and Series E non-voting ordinary shares.
1 Refer to “Assumed Life” section for further details.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 9

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Consolidated Results of Operations - For the Three Months Ended March 31, 2023 and 2022

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

Enstar Group Limited | First Quarter 2023 | Form 10-Q                 10

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

The following table sets forth certain condensed consolidated financial information:

	Three Months Ended
	March 31,		$ / pp Change
	2023	2022
	(in millions of U.S. dollars, except per share data)
Underwriting Results
Net premiums earned	$8	$34	$(26)
Net incurred losses and LAE
Current period	10	13	(3)
Prior period	(10)	(176)	166
Total net incurred losses and LAE	—	(163)	163
Policyholder benefit expenses	—	12	(12)
Acquisition costs	2	8	(6)

Investment Results
Net investment income	156	80	76
Net realized losses	(36)	(37)	1
Net unrealized gains (losses)	224	(381)	605
Earnings from equity method investments	11	31	(20)

Other income	280	14	266
Amortization of net deferred charge assets	17	18	(1)
General and administrative expenses	89	85	4
	$—
NET EARNINGS (LOSS)	519	(247)	766
Net earnings attributable to noncontrolling interests	(86)	(11)	(75)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$424	$(267)	$691

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSTAR	$239	$(465)	$704

GAAP measures:
ROE	9.5%	(4.6)%	14.1	pp
Annualized ROE	38.0%	(18.4)%	56.4	pp
RLE	0.1%	1.5%	(1.4)	pp
Annualized TIR	9.5%	(11.0)%	20.5	pp

Non-GAAP measures:
Adjusted ROE*	6.8%	(1.1)%	7.9	pp
Annualized Adjusted ROE*	27.3%	(4.4)%	31.7	pp
Adjusted RLE *	0.3%	0.4%	(0.1)	pp
Annualized Adjusted TIR*	6.3%	0.5%	5.8	pp
	As of		$ Change
	March 31, 2023	December 31, 2022
GAAP measure:
BVPS	$282.74	$262.24	$20.50

Non-GAAP measure:
Adjusted BVPS*	$277.38	$258.92	$18.46
pp - Percentage point(s)
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 11

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Overall Results
Three Months Ended March 31, 2023 versus 2022:
Net earnings attributable to Enstar ordinary shareholders for the three months ended March 31, 2023 were $424 million, in comparison to a net loss of $267 million in the comparative quarter, as a result of:
•A favorable total investment return of $355 million for the three months ended March 31, 2023, consisting of the aggregate of net investment income, net realized losses, unrealized gains and earnings from equity method investments. The total investment return was primarily driven by net realized and unrealized gains on our other investments, including equities, and fixed income securities of $147 million and $41 million, respectively, in comparison to net realized and unrealized losses in the comparative period of $84 million and $334 million, respectively, as a result of a rally in global equity markets and a decline in interest rates for the three months ended March 31, 2023. An increase in net investment income of $76 million further contributed to the favorable results, consistent with the increasing investment income we’ve recorded on a sequential quarterly basis, primarily due to investment of new premiums and reinvestment of fixed income securities at higher yields; and
•An increase in other income of $266 million, largely driven by the net gain recognized from the novation of the Enhanzed Re reinsurance closed block of life annuity policies.
This was partially offset by:
•A decrease in favorable development in net incurred losses and LAE for prior periods of $166 million. First quarter 2023 net favorable development of $10 million was primarily due to favorable development on our estimates of net ultimate losses and provisions for ULAE of $33 million, partially offset by a $20 million increase in the fair value of our 2017 and 2018 portfolios where we elected the fair value option due to a decrease in interest rates. First quarter 2022 net favorable development of $176 million was primarily due to favorable development on our estimates of net ultimate losses and provisions for ULAE of $80 million and a $98 million reduction in the fair value of liabilities where we elected the fair value option due to an increase in first quarter 2022 interest rates. This resulted in RLE of 0.1% for the three months ended March 31, 2023 in comparison to RLE of 1.5% in the comparative quarter; and
•An increase in net earnings attributable to noncontrolling interests of $75 million, as a result of recording the portion of the gain on novation of the Enhanzed Re reinsurance closed block of life annuity policies attributable to Allianz’s equity interest in Enhanzed Re.
The above factors contributed to net earnings of $519 million for the three months ended March 31, 2023 as compared to net loss of $247 million in the comparative quarter, as well as net earnings attributable to Enstar ordinary shareholders of $424 million as compared to net losses attributable to Enstar ordinary shareholders of $267 million in the comparative quarter.
As a result of the current quarter net earnings attributable to Enstar as noted above, our ROE increased by 14.1 pp.
Comprehensive income attributable to Enstar for the three months ended March 31, 2023 was $239 million as compared to comprehensive net loss of $465 million in the comparative quarter. The first quarter 2023 comprehensive income was primarily due to net earnings of $519 million and unrealized gains on fixed income securities, AFS, net of reclassification adjustments, of $75 million, partially offset by the reclassification adjustment of $363 million associated with the novation described above. The unrealized gains on our fixed income securities, AFS, combined with our investment results contributed to a favorable Annualized TIR of 9.5% for the three months ended March 31, 2023, in comparison to a negative Annualized TIR of (11.0)% in the comparative quarter.
BVPS and Adjusted BVPS* increased by 7.8% and 7.1%, respectively, from December 31, 2022 to March 31, 2023, due to comprehensive income for the three months ended March 31, 2023, which contributed 5.4% to both BVPS and Adjusted BVPS*, combined with the repurchase of all our non-voting convertible ordinary shares at a discount to year-end book value.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 12

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

BVPS and Adjusted BVPS* as of December 31, 2022 reported in this Quarterly Report on Form 10-Q reflect the impact of our adoption of ASU 2018-12, which had the effect of retrospectively increasing such measures by $16.04 and $15.83, respectively, from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2022. The higher opening BVPS and Adjusted BVPS* for the year negatively impacted our growth in BVPS and Adjusted BVPS* for the quarter, which would have otherwise been 14.8% and 14.1%, respectively. Our future policyholder benefit liabilities, which were adjusted for the retrospective application of ASU 2018-12, were settled in the fourth quarter of 2022 following the completion of the novation as described above, but the transaction was recognized in the first quarter of 2023 as we report the results of Enhanzed Re on a one quarter lag. Consequently, the adoption of ASU 2018-12 had no impact on our BVPS or Adjusted BVPS* as of March 31, 2023.
Similarly, at the time the repurchase of our non-voting convertible ordinary shares was negotiated, the price represented a 13.0% discount to year-end book value as reported in our Annual Report on Form 10-K for the year ended December 31, 2022. Following the adoption of ASU 2018-12 on a retrospective basis, the price paid in the repurchase transaction represented a 23.0% discount to year-end book value as reported in this Quarterly Report on Form 10-Q.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 13

Item 2 | Management's Discussion and Analysis | Key Performance Measures

Overall Measures of Performance

BVPS and Adjusted BVPS*

BVPS and Adjusted BVPS* increased by 7.8% and 7.1%, respectively, from December 31, 2022 to March 31, 2023, primarily as a result of comprehensive income attributable to Enstar of $239 million and the repurchase of our non-voting convertible ordinary shares at a discount to year-end book value. The adoption of ASU 2018-12 impacted our BVPS and Adjusted BVPS* as of December 31, 2022, as described in greater detail above.

ROE and Adjusted ROE
Three Months Ended March 31, 2023 versus 2022: ROE increased by 14.1 pp for the three months ended March 31, 2023 primarily due to:
i.net realized and unrealized gains on fixed income securities and other investments, including equities, which contributed 6.7 pp and 4.7 pp, respectively, to ROE;
ii.increased other income, comprised primarily of the gain recognized on the novation of the Enhanzed Re reinsurance closed block of life annuity policies, which contributed 6.0 pp to ROE; and
iii.increased net investment income, which contributed 2.1 pp to ROE.
These favorable factors were partially offset by:
iv. decreased favorable prior period development, or RLE, which offset the increase in ROE by 2.8 pp; and
v. increased earnings attributable to noncontrolling interests, which offset the increase in ROE by 1.7 pp.
Adjusted ROE* increased by 7.9 pp for the three months ended March 31, 2023, as it excludes the impact of net realized and unrealized gains on fixed income securities.
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 14

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
•Investment results: includes net investment income, net realized (losses) gains, net unrealized gains (losses) (recorded through the condensed statements of earnings and other comprehensive income) and earnings (losses) from equity method investments.
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
Premiums earned in the Run-off segment are generally offset by the related current period net incurred losses and LAE and acquisition costs.
The components of underwriting results are as follows:

	Three Months Ended March 31,
	2023					2022
	Run-off	Assumed Life	Legacy Underwriting	Corporate and other	Total	Run-off	Assumed Life	Legacy Underwriting	Corporate and other	Total
	(in millions of U.S. dollars)
Net premiums earned	$8	$—	$—	$—	$8	$17	$14	$3	$—	$34
Net incurred losses and LAE:
Current period	10	—	—	—	10	11	—	2	—	13
Prior periods	(33)	—	—	23	(10)	(50)	(29)	(1)	(96)	(176)
Total net incurred losses and LAE	(23)	—	—	23	—	(39)	(29)	1	(96)	(163)
Policyholder benefit expenses	—	—	—	—	—	—	12	—	—	12
Acquisition costs	2	—	—	—	2	8	—	—	—	8
Underwriting results	$29	$—	$—	$(23)	$6	$48	$31	$2	$96	$177

Prior Periods - RLE - Three Months Ended March 31, 2023 and 2022
The following tables summarize RLE % and Adjusted RLE %* by acquisition year, which management believes is useful in measuring and monitoring performance of our claims management activity on the portfolios that we have acquired. This permits comparability between acquisition years of different loss reserve volumes.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 15

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Three Months Ended March 31, 2023:

	Three Months Ended March 31, 2023
	RLE				Adjusted RLE*
Acquisition Year	RLE / PPD	Average net loss reserves	RLE %	Annualized RLE %	Adjusted RLE / PPD*	Average adjusted net loss reserves*	Adjusted RLE %*	Annualized Adj RLE %*
	(in millions of U.S. dollars)
2013 and prior	$7	$712			$8	$705
2014	2	551			(1)	67
2015	1	287			1	305
2016	—	681			2	750
2017	(12)	573			1	799
2018	(10)	745			(2)	833
2019	(1)	1,047			—	1,576
2020	13	562			14	565
2021	7	3,394			10	3,881
2022	3	3,067		1.9%	3	3,073
Total	$10	$11,619	0.1%	0.3%	$36	$12,554	0.3%	1.1%
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Our RLE % was almost flat for the three months ended March 31, 2023, as favorable reductions in estimates of net ultimate losses and reductions in provisions for ULAE were largely offset by unfavorable changes in the fair value of liabilities for which we have elected the fair value option.
Unfavorable RLE in the 2017 and 2018 acquisition years was driven predominantly by an increase in the fair value of liabilities for which we have elected the fair value option. Acquisition year 2018 was also adversely impacted by adverse to expected claims experience on certain of our general casualty portfolios.
Favorable RLE in the 2020 acquisition year was driven by a release of $10 million relating to COVID-19 exposures on our general casualty line of business.
Favorable RLE in the 2021 acquisition year was driven by continued favorable claims experience to expected on our workers’ compensation line of business.
Our Adjusted RLE %* was positively impacted by the net reduction in estimates of net ultimate losses and the reduction in provisions for ULAE relating to the Run-off segment. It excludes the impact of the changes in the discount rate upon the fair value of liabilities where we have elected the fair value option and the amortization of fair value adjustments relating to purchased subsidiaries.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 16

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Three Months Ended March 31, 2022:

	Three Months Ended March 31, 2022
	RLE				Adjusted RLE*
Acquisition Year	PPD	Average net loss reserves	RLE %	Annualized RLE %	Adjusted PPD*	Average adjusted net loss reserves*	RLE %	Annualized Adj RLE %*
	(in millions of U.S. dollars)
2013 and prior	$1	$773			$3	$696
2014	5	826			8	99
2015	—	331			1	338
2016	—	759			8	838
2017	78	855			1	982
2018	25	1,010			6	1,073
2019	(1)	1,228			(5)	1,765
2020	—	789			—	789
2021	68	4,210			31	4,755
2022	—	832			—	832
Total	$176	$11,613	1.5%	6.1%	$53	$12,167	0.4%	1.7%
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Overall, our RLE % was positively impacted by a reduction of $98 million, relating to the change in the discount rate component of the fair value of liabilities for which we have elected the fair value option in the 2017 and 2018 acquisition years as a result of increases in interest rates.
Favorable RLE in the 2021 acquisition year was driven by favorable claim activity on the Assumed Life segment catastrophe book and continued favorable development in our Run-off segment workers’ compensation portfolios as a result of favorable loss activity in the period.
Our Adjusted RLE %* was positively impacted by the net reduction in estimates of net ultimate losses and the reduction in provisions for ULAE relating to the Run-off segment, as described above.

Enstar Group Limited | First Quarter 2023 | Form 10-Q                 17

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Investment Results

We strive to structure our investment holdings and the duration of our investments in a manner that recognizes our liquidity needs, including our obligation to pay losses and future policyholder benefit expenses.
The components of our investment results split between our fixed income assets (which includes our short-term and fixed maturity investments classified as trading and AFS, funds held-directly managed, cash and cash equivalents, including restricted cash and cash equivalents, and funds held by reinsured companies, collectively our “Fixed Income” assets) and other investments (which includes equities and equity method investments and are collectively referred to as our “Other Investments”) are as follows:

	Three Months Ended March 31,
	2023			2022
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$132	$24	$156	$61	$19	$80
Net realized losses	(25)	(11)	(36)	(35)	(2)	(37)
Net unrealized gains (losses)	66	158	224	(299)	(82)	(381)
Earnings from equity method investments	—	11	11	—	31	31
Other comprehensive income:
Unrealized gains (losses) on fixed income securities, AFS, net of reclassification adjustments, excluding foreign exchange	87	—	87	(252)	—	(252)
TIR ($)	$260	$182	$442	$(525)	$(34)	$(559)
Annualized TIR %	7.6%	14.7%	9.5%	(14.1)%	(2.6)%	(11.0)%
Annualized Adjusted TIR %*	3.5%	14.7%	6.3%	1.6%	(2.6)%	0.5%
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Net Investment Income
The below charts are in millions of U.S. dollars.
Three Months Ended March 31, 2023 versus 2022: Net investment income increased primarily due to:
•an increase in our annualized investment book yield of 167 basis points due to a combination of investment of new premium and reinvestment of fixed maturities at higher yields and the impact of rising interest rates on the $3.0 billion of our fixed maturity investments that are subject to floating interest rates. Our floating rate investments generated increased net investment income of $27 million, which equates to an increase of 361 basis points on those investments in comparison to the prior period.

Enstar Group Limited | First Quarter 2023 | Form 10-Q                 18

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Net Realized and Unrealized (Losses) Gains included in Comprehensive Income
The below charts are in millions of U.S. dollars.

$275
$87
$224
$(36)
$(37)
$(381)
$(252)
$(670)
YTD 2023
YTD 2022
Net realized losses
Net unrealized gains (losses)
Net unrealized gains (losses) on fixed income securities, AFS

Three Months Ended March 31, 2023 versus 2022: The favorable variance of $945 million when comparing net realized and unrealized gains for the three months ended March 31, 2023 to net realized and unrealized losses for the comparative period was the result of:
•net realized and unrealized gains, including amounts recognized in OCI, on fixed income securities of $128 million, compared to net realized and unrealized losses of $586 million in the comparative period. The favorable variance of $714 million was primarily driven by a decline in interest rates in the current period, in comparison to increases in interest rates across U.S., U.K. and European markets and widening credit spreads in the prior period; and
•net realized and unrealized gains on other investments, including equities, of $147 million, compared to net realized and unrealized losses of $84 million in the comparative period. The favorable variance of $231 million was primarily driven by:
◦Net unrealized gains for the three months ended March 31, 2023 primarily driven by our public equities, CLO equity, fixed income funds, private equity funds and hedge funds, largely as a result of a rally in global equity markets; and
◦Net losses for the three months ended March 31, 2022 primarily driven by our fixed income funds, public equities, hedge funds and CLO equities, largely as a result of global equity market declines and the widening of high yield credit spreads. This was partially offset by gains on our private equity funds, private credit funds and real estate funds, which are typically recorded on a one quarter lag.
Earnings from equity method investments
The below charts are in millions of U.S. dollars.
Three Months Ended March 31, 2023 versus 2022: Earnings from equity method investments decreased, primarily due to a loss of $1 million from our investment in Monument Re for the three months ended March 31, 2023, in comparison to earnings of $24 million in the comparative period, and partially offset by a $5 million increase in earnings from our investment in Core Specialty.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 19

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Investable Assets
The below charts are in billions of U.S. dollars

Investable assets and adjusted investable assets* decreased by 9.0% and 12.2% from December 31, 2022 to March 31, 2023, respectively, primarily due to:
•the novation of the Enhanzed Re reinsurance closed block of life annuity policies (and the associated assets of $949 million);
•the impact of net paid losses;
•the repurchase of our non-voting convertible ordinary shares; and
•the settlement of our participation in Atrium’s Syndicate 609 relating to the 2020 and prior underwriting years.

*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measures.
Duration and average credit rating on fixed income securities and cash and cash equivalents
The fair value, duration and average credit rating of investments by segment is as follows:

	March 31, 2023			December 31, 2022
Segment	Fair Value ($) (1)	Average Duration (in years) (2)	Average Credit Rating (3)	Fair Value ($) (1)	Average Duration (in years) (2)	Average Credit Rating (3)
Investments
Run-off	$9,595	4.14	A+	$9,871	4.02	A+
Assumed Life	—	0.00	n/a	908	8.90	A-
Total - Investments	9,595	4.14	A+	10,779	4.44	A+
Legacy Underwriting	—	0.00	n/a	179	2.26	AA-
Total	$9,595	4.14	A+	$10,958	4.40	A+
(1) The fair value of our fixed income securities and cash and cash equivalents by segment does not include the carrying value of cash and cash equivalents within our funds held-directly managed portfolios.
(2) The duration calculation includes cash and cash equivalents, short-term investments and fixed income securities, as well as the fixed income securities and cash and cash equivalents within our funds held-directly managed portfolios.
(3) The average credit ratings calculation includes cash and cash equivalents, short-term investments, fixed income securities and the fixed income securities within our funds held - directly managed portfolios.
The overall decrease in the balance of our fixed income securities and cash and cash equivalents of $1.4 billion for the three months ended March 31, 2023 was primarily driven by the derecognition of the assets supporting the Enhanzed Re reinsurance closed block of life annuity policies that were novated during the first quarter of 2023, the impact of net paid losses, the settlement of our participation in Atrium’s Syndicate 609 relating to the 2020 and prior underwriting years and the repurchase of our non-voting convertible ordinary shares.
As of both March 31, 2023 and December 31, 2022, our fixed income securities and cash and cash equivalents had an average credit quality rating of A+.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 20

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

As of March 31, 2023 and December 31, 2022, our fixed income securities that were non-investment grade (i.e. rated lower than BBB- and non-rated securities) comprised 4.2% and 6.5% of our total fixed income securities portfolio, respectively.
General and Administrative Expenses for the For the Three Months Ended March 31, 2023 and 2022

The below chart is in millions of U.S. dollars.
Three Months Ended March 31, 2023 versus 2022: The $4 million increase in general and administrative expenses was primarily a result of increases in audit, legal and bank facility fees.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 21

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
However, we exclude these items for the purpose of presenting a comparable view across reporting periods of the impact of our underlying claims management and investments without the effect of interest rate fluctuations on assets that we anticipate to hold to maturity and non-cash changes to the fair value of our reserves.
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
The following table presents more information on each non-GAAP measure. The results and GAAP reconciliations for these measures are set forth further below.

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

We use this non-GAAP measure in our incentive compensation program.

Enstar Group Limited | First Quarter 2023 | Form 10-Q                 22

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

Adjusted return on equity (%)	Adjusted operating income (loss) attributable to Enstar ordinary shareholders divided by adjusted opening Enstar ordinary shareholder's equity
Calculating the operating income (loss) as a percentage of our adjusted opening Enstar ordinary shareholders' equity provides a more consistent measure of the performance of our business by enabling comparison between the financial periods presented.

We eliminate the impact of net realized and unrealized (gains) losses on fixed income securities and funds-held directly managed and the change in fair value of insurance contracts for which we have elected the fair value option, as:
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
-net realized and unrealized (gains) losses on fixed income securities and funds held-directly managed,
-change in fair value of insurance contracts for which we have elected the fair value option (1),
-amortization of fair value adjustments,
-net gain/loss on purchase and sales of subsidiaries (if any),
-net earnings from discontinued operations (if any),
-tax effects of adjustments, and
-adjustments attributable to noncontrolling interests

Adjusted opening Enstar ordinary shareholders' equity (denominator)
Opening Enstar ordinary shareholders' equity, less:
-net unrealized gains (losses) on fixed income securities and funds held-directly managed,
-fair value of insurance contracts for which we have elected the fair value option (1),
-fair value adjustments, and
-net assets of held for sale or disposed subsidiaries classified as discontinued operations (if any)

Enstar Group Limited | First Quarter 2023 | Form 10-Q                 23

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

Adjusted run-off liability earnings (%)	Adjusted PPD divided by average adjusted net loss reserves.
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
-net nominal defendant A&E liability exposures and estimated future expenses.

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
-net realized and unrealized (gains) losses on fixed income securities and funds held-directly managed; and
-unrealized (gains) losses on fixed income securities, AFS included within OCI, net of reclassification adjustments and excluding foreign exchange.

Adjusted average aggregate total investable assets (denominator)	Total average investable assets, adjusted for: -net unrealized (gains) losses on fixed income securities, AFS included within AOCI -net unrealized (gains) losses on fixed income securities, trading
(1) Comprises the discount rate and risk margin components.
(2) As described in Note 5 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

Enstar Group Limited | First Quarter 2023 | Form 10-Q                 24

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of BVPS to Adjusted BVPS*:

	March 31, 2023			December 31, 2022
	Equity (1)	Ordinary Shares	Per Share Amount	Equity (1) (2)	Ordinary Shares	Per Share Amount
	(in millions of U.S. dollars, except share and per share data)
Book value per ordinary share	$4,367	15,445,128	$282.74	$4,464	17,022,420	$262.24
Non-GAAP adjustment:
Share-based compensation plans		298,797			218,171
Adjusted book value per ordinary share*	$4,367	15,743,925	$277.38	$4,464	17,240,591	$258.92
(1) Equity comprises Enstar ordinary shareholders' equity, which is calculated as Enstar shareholders' equity less preferred shares ($510 million) prior to any non-GAAP adjustments.
(2) Enstar ordinary shareholders’ equity as of December 31, 2022 has been retrospectively adjusted for the impact of adopting ASU 2018-12. Refer to Note 7 to our condensed consolidated financial statements for further information.
The table below presents a reconciliation of ROE to Adjusted ROE* and Annualized ROE to Annualized Adjusted ROE*:

	Three Months Ended
	March 31, 2023				March 31, 2022
	Net (loss) earnings (1)	Opening equity (1) (2)	(Adj) ROE	Annualized (Adj) ROE	Net (loss) earnings (1)	Opening equity (1)	(Adj) ROE	Annualized (Adj) ROE
	(in millions of U.S. dollars)
Net earnings (loss)/Opening equity/ROE/Annualized ROE (1)	$424	$4,464	9.5%	38.0%	$(267)	$5,813	(4.6)%	(18.4)%
Non-GAAP adjustments:
Remove:
Net realized and unrealized (gains) losses on fixed income securities and funds held - directly managed / Net unrealized (gains) losses on fixed income securities and funds held - directly managed (3)	(41)	1,827			334	(89)
Change in fair value of insurance contracts for which we have elected the fair value option / Fair value of insurance contracts for which we have elected the fair value option (4)	20	(294)			(98)	(107)
Amortization of fair value adjustments / Fair value adjustments	3	(124)			2	(106)
Tax effects of adjustments (5)	(3)	—			(26)	—
Adjustments attributable to noncontrolling interests (6)	(2)	—			(5)	—
Adjusted operating earnings (loss)/Adjusted opening equity/Adjusted ROE/Annualized adjusted ROE*	$401	$5,873	6.8%	27.3%	$(60)	$5,511	(1.1)%	(4.4)%
(1) Net (loss) earnings comprises net (loss) earnings attributable to Enstar ordinary shareholders, prior to any non-GAAP adjustments. Opening equity comprises Enstar ordinary shareholders' equity, which is calculated as opening Enstar shareholders' equity less preferred shares ($510 million), prior to any non-GAAP adjustments.
(2) Enstar ordinary shareholders’ equity as of December 31, 2022 has been retrospectively adjusted for the impact of adopting ASU 2018-12. Refer to Note 7 to our condensed consolidated financial statements for further information.
(3) Represents the net realized and unrealized losses (gains) related to fixed income securities. Our fixed income securities are held directly on our balance sheet and also within the "Funds held - directly managed" balance.
(4) Comprises the discount rate and risk margin components.
(5) Represents an aggregation of the tax expense or benefit associated with the specific country to which the pre-tax adjustment relates, calculated at the applicable jurisdictional tax rate.
(6) Represents the impact of the adjustments on the net earnings (loss) attributable to noncontrolling interests associated with the specific subsidiaries to which the adjustments relate.
*Non-GAAP measure.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 25

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

The tables below present a reconciliation of RLE to Adjusted RLE* and Annualized RLE to Annualized Adjusted RLE*:

	Three Months Ended	As of			Three Months Ended
	March 31, 2023	March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2023
	RLE / PPD	Net loss reserves	Net loss reserves	Average net loss reserves	RLE %	Annualized RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/RLE/Annualized RLE	$10	$11,226	$12,011	$11,619	0.1%	0.3%
Non-GAAP Adjustments:
Net loss reserves - current period	—	(9)	—	(5)
Legacy Underwriting	—	—	(139)	(70)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	3	121	124	123
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	20	278	294	286
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	2	560	572	566
Reduction in estimated future expenses - defendant A&E / Estimated future expenses - defendant A&E	1	34	35	35
Adjusted PPD/Adjusted net loss reserves/ Adjusted RLE/Annualized Adjusted RLE*	$36	$12,210	$12,897	$12,554	0.3%	1.1%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.

	Three Months Ended	As of			Three Months Ended
	March 31, 2022	March 31, 2022	December 31, 2021	March 31, 2022	March 31, 2022
	RLE / PPD	Net loss reserves	Net loss reserves	Average net loss reserves	RLE %	Annualized RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/RLE/Annualized RLE	$176	$11,300	$11,926	$11,613	1.5%	6.1%
Non-GAAP Adjustments:
Net loss reserves - current period	—	(13)	—	(7)
Assumed Life	(29)	(152)	(181)	(166)
Legacy Underwriting	(1)	(143)	(153)	(149)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	2	104	106	105
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	(98)	201	107	154
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	3	586	573	580
Reduction in estimated future expenses - defendant A&E / Estimated future expenses - defendant A&E	—	37	37	37
Adjusted PPD/Adjusted net loss reserves/Adjusted RLE/Annualized Adjusted RLE*	$53	$11,920	$12,415	$12,167	0.4%	1.7%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 26

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

The tables below present a reconciliation of our Annualized TIR to our Annualized Adjusted TIR*:

	Three Months Ended
	March 31, 2023			March 31, 2022
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$132	$24	$156	$61	$19	$80
Net realized losses	(25)	(11)	(36)	(35)	(2)	(37)
Net unrealized gains (losses)	66	158	224	(299)	(82)	(381)
Earnings from equity method investments	—	11	11	—	31	31
Other comprehensive income:
Unrealized gains (losses) on fixed income securities, AFS, net of reclassification adjustments excluding foreign exchange	87	—	87	(252)	—	(252)
TIR ($)	$260	$182	$442	$(525)	$(34)	$(559)

Non-GAAP adjustments:
Net realized and unrealized (gains) losses on fixed maturity investments and funds held-directly managed	(41)	—	(41)	334	—	334
Unrealized (gains) losses on fixed income securities, AFS, net of reclassification adjustments excluding foreign exchange	(87)	—	(87)	252	—	252
Adjusted TIR ($)*	$132	$182	$314	$61	$(34)	$27

Total investments	$8,467	$4,905	$13,372	$11,416	$5,826	$17,242
Cash and cash equivalents, including restricted cash and cash equivalents	1,143	—	1,143	1,135	—	1,135
Funds held by reinsured companies	3,258	—	3,258	2,241	—	2,241
Total investable assets	$12,868	$4,905	$17,773	$14,792	$5,826	$20,618

Average aggregate invested assets, at fair value (1)	13,676	4,939	18,615	14,917	5,326	20,243
Annualized TIR % (2)	7.6%	14.7%	9.5%	(14.1)%	(2.6)%	(11.0)%
Non-GAAP adjustment:
Net unrealized losses on fixed maturities, AFS investments included within AOCI and net unrealized losses (gains) on fixed maturities, trading instruments	994	—	994	521	—	521
Adjusted investable assets*	$13,862	$4,905	$18,767	$15,313	$5,826	$21,139

Adjusted average aggregate invested assets, at fair value* (3)	$15,081	$4,939	$20,020	$15,133	$5,326	$20,459
Annualized adjusted TIR %* (4)	3.5%	14.7%	6.3%	1.6%	(2.6)%	0.5%
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
*Non-GAAP measure.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 27

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
The following tables provide the calculation of our Annualized TIR by segment:

	Three Months Ended
	March 31, 2023			March 31, 2022
	Investments	Legacy Underwriting	Total	Investments	Legacy Underwriting	Total
	(in millions of U.S. dollars)
Net investment income:
Fixed income securities	$131	$—	$131	$68	$4	$72
Cash and restricted cash	5	—	5	—	—	—
Other investments, including equities	24	—	24	19	—	19
Less: Investment expenses	(4)	—	(4)	(11)	—	(11)
Net investment income	$156	$—	$156	$76	$4	$80
Net realized losses:
Fixed income securities	$(25)	$—	$(25)	$(35)	$—	$(35)
Other investments, including equities	(11)	—	(11)	(2)	—	(2)
Net realized losses	$(36)	$—	$(36)	$(37)	$—	$(37)
Net unrealized gains (losses):
Fixed income securities, trading	66	—	66	(293)	(6)	(299)
Other investments, including equities	158	—	158	(82)	—	(82)
Net unrealized gains (losses)	$224	$—	$224	$(375)	$(6)	$(381)
Earnings from equity method investments	11	—	11	31	—	31
Other comprehensive income
Unrealized gains (losses) on fixed income securities, AFS, net of reclassification adjustments excluding foreign exchange	87	—	87	(252)	—	(252)
TIR ($)	$442	$—	$442	$(557)	$(2)	$(559)

Fixed maturity and short-term investments, trading and AFS and funds held - directly managed	$8,452	$—	$8,452	$11,037	$158	$11,195
Other assets included within funds held - directly managed	15	—	15	221	—	221
Equities	1,078	—	1,078	2,444	—	2,444
Other investments	3,417	—	3,417	2,851	12	2,863
Equity method investments	410	—	410	519	—	519
Total investments	$13,372	$—	$13,372	$17,072	$170	$17,242
Cash and cash equivalents, including restricted cash and cash equivalents	1,143	—	1,143	1,102	33	1,135
Funds held by reinsured companies	3,258	—	3,258	2,209	32	2,241
Total investable assets	$17,773	$—	$17,773	$20,383	$235	$20,618

Average aggregate invested assets, at fair value (1)	$18,615	$—	$18,615	$20,012	$231	$20,243
Annualized TIR % (2)	9.5%	—%	9.5%	(11.1)%	(3.5)%	(11.0)%

Annualized income from fixed income assets (3)	544	—	544	272	16	288
Average aggregate fixed income assets, at cost (3)(4)	15,199	—	15,199	14,850	220	15,070
Annualized Investment book yield (5)	3.58%	—%	3.58%	1.83%	7.27%	1.91%
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
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 28

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment

Results of Operations by Segment - For the Three Months Ended March 31, 2023 and 2022

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
Run-off Segment

The following is a discussion and analysis of the results of operations for our Run-off segment.

	Three Months Ended
	March 31,		$ Change
	2023	2022
INCOME	(in millions of U.S. dollars)
Net premiums earned	$8	$17	$(9)
Other income:
Reduction in estimates of net ultimate defendant A&E liabilities - prior periods	2	3	(1)
Reduction in estimated future defendant A&E expenses	1	—	1
All other income	2	7	(5)
Total other income	5	10	(5)
Total income	13	27	(14)

EXPENSES
Net incurred losses and LAE:
Current period	10	11	(1)
Prior periods:
Reduction in estimates of net ultimate losses	(15)	(29)	14
Reduction in provisions for ULAE	(18)	(21)	3
Total prior periods	(33)	(50)	17
Total net incurred losses and LAE	(23)	(39)	16
Acquisition costs	2	8	(6)
General and administrative expenses	39	39	—
Total expenses	18	8	10

SEGMENT NET (LOSS) EARNINGS	$(5)	$19	$(24)

Overall Results
Three Months Ended March 31, 2023 versus 2022: Net loss from our Run-off segment was $5 million compared to net earnings of $19 million in the comparative quarter, primarily due to:
•A $17 million decrease in the reduction in estimates of net ultimate losses in the current quarter, mainly driven by a $14 million decrease in favorable prior period development in comparison to the comparative quarter.
◦We recognized favorable development of $11 million on our workers’ compensation line of business in the current quarter as a result of continued favorable claims experience, most notably in the 2021 acquisition year.
◦In comparison, we recognized favorable development of $34 million on our workers’ compensation line of business in the comparative quarter as a result of favorable loss activity in the period, partially offset by adverse development of $13 million on our property line of business due to unfavorable loss emergence relating to construction risks; and
•Reductions in net premiums earned that were greater than the reductions in current period net incurred losses and LAE and acquisition costs, following our exit of our StarStone International business beginning in 2020.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 29

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Assumed Life Segment

Assumed Life Segment

The Assumed Life segment consists of life and property aggregate excess of loss (catastrophe) business relating to Enhanzed Re, which we have consolidated since September 1, 2021 following the completion of a step acquisition that increased our ownership interest to 75.1%. We report the Enhanzed Re component results of this segment on a one quarter lag.
The Enhanzed Re catastrophe business was not renewed for 2022. During the third quarter of 2022, Enhanzed Re entered into a Master Agreement, through which we completed a series of commutation and novation agreements that allowed us to unwind Enhanzed Re’s operations in an orderly manner.
Transactions completed in the fourth quarter of 2022 were recognized in the first quarter of 2023, including the novation of our reinsurance closed block of life annuity policies to Monument Re and the repurchase of the remaining 24.9% interest in Enhanzed Re from Allianz.
Following the completion of the transactions, we have ceased all continuing reinsurance obligations for this segment. We may leverage this segment for any future potential assumed life business transactions if and when they occur.
The following is a discussion and analysis of the results of operations for our Assumed Life segment.

	Three Months Ended
	March 31, 2023	March 31, 2022	Change
INCOME	(in millions of U.S. dollars)
Net premiums earned	$—	$14	$(14)
Other income	275	—	275
Total income	275	14	261

EXPENSES
Net incurred losses and LAE:
Prior periods:
Reduction in estimates of net ultimate losses	—	(28)	28
Reduction in provisions for unallocated LAE	—	(1)	1
Total prior periods	—	(29)	29
Total net incurred losses and LAE	—	(29)	29
Policyholder benefit expenses	—	12	(12)
General and administrative expenses	—	2	(2)
Total expenses	—	(15)	15

SEGMENT NET EARNINGS	$275	$29	$246
Overall Results
Three Months Ended March 31, 2023 versus 2022: The increase in net earnings from our Assumed Life segment of $246 million was primarily due to an increase in other income of $275 million, solely due to the net gain recognized on the completion of the novation of the Enhanzed Re reinsurance closed block of life annuity policies.
The $275 million gain, prior to noncontrolling interests, was comprised of three components:
•the reclassification benefit to income of $363 million from AOCI related to the settlement of the novated liabilities (in accordance with our adoption of ASU 2018-12, the discount rate assumption for our long-duration liabilities was required to be periodically adjusted for changes in interest rates, which had the effect of reducing our future policyholder benefit liabilities and increasing the net assets transferred in the novation);
•the loss of $39 million on the carrying value of the net assets of $133 million as of the closing date of the transaction in exchange for cash consideration of $94 million (as noted above, the retrospective adoption of ASU 2018-12 resulted in an increase in net assets which gave rise to the transactional loss prior to our realization of the $363 million reclassification benefit); and
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 30

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Assumed Life Segment

•a deferral of a portion of the net gain, $49 million, to account for our preexisting 20% ownership interest in Monument Re, calculated from the total gain of $324 million less Allianz’s 24.9% interest equal to $81 million (the deferred gain will be amortized over the expected settlement period for the life annuity policies to account).
Our net earnings attributable to Enstar were further reduced by $81 million, the amount attributable to Allianz’s 24.9% noncontrolling interest in Enhanzed Re at the time of the transaction. This amount has been recorded within our “Corporate and other activities”. Our total first quarter 2023 net earnings attributable to Enstar from this novation transaction were $194 million.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 31

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Investments Segment

Investments Segment

The following is a discussion and analysis of the results of operations for our Investments segment.

	Three Months Ended
	March 31,		$ Change
	2023	2022
	(in millions of U.S. dollars)
INCOME
Net investment income:
Fixed income securities	$131	$68	$63
Cash and restricted cash	5	—	5
Other investments, including equities	24	19	5
Less: Investment expenses	(4)	(11)	7
Total net investment income	156	76	80
Net realized losses:
Fixed income securities	(25)	(35)	10
Other investments, including equities	(11)	(2)	(9)
Net realized losses:	(36)	(37)	1
Net unrealized gains (losses):
Fixed income securities	66	(293)	359
Other investments, including equities	158	(82)	240
Total net unrealized gains (losses):	224	(375)	599
Total income	344	(336)	680

EXPENSES
General and administrative expenses	11	9	2
Total expenses	11	9	2

Earnings from equity method investments	11	31	(20)

SEGMENT NET EARNINGS (LOSS)	$344	$(314)	$658

Overall Results
Three Months Ended March 31, 2023 versus 2022: Net earnings from our Investments segment was $344 million for the three months ended March 31, 2023 compared to net losses of $314 million for the three months ended March 31, 2022. The favorable movement of $658 million was primarily due to:
•net realized and unrealized gains on fixed income securities of $41 million, compared to net realized and unrealized losses of $328 million in the comparative period. The favorable variance of $369 million was primarily driven by a decline in interest rates in the current period, in comparison to an increase in interest rates across U.S., U.K. and European markets and widening credit spreads in the prior period;
•net realized and unrealized gains on other investments, including equities, of $147 million, compared to net realized and unrealized losses of $84 million in the comparative period. The favorable variance of $231 million was primarily driven by:
◦Net unrealized gains for the three months ended March 31, 2023 primarily from our public equities, CLO equity, fixed income funds, private equity funds and hedge funds, largely as a result of a rally in global equity markets;
◦Net losses for the three months ended March 31, 2022 driven by our fixed income funds, public equities, hedge funds and CLO equities, largely as a result of global equity market declines and the widening of high
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 32

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Investments Segment

yield credit spreads. This was partially offset by gains on our private equity funds, private credit funds and real estate funds, which are typically recorded on a one quarter lag; and
•an increase in our net investment income of $80 million, which is primarily due to the investment of new premium and reinvestment of fixed income securities at higher yields and the impact of rising interest rates on the $3.0 billion of our fixed income securities that are subject to floating interest rates. Our floating rate investments generated increased net investment income of $27 million, which equates to an increase of 361 basis points on those investments in comparison to the prior period.
Total Investments
Fixed income securities
Refer to the below tables for the fair value, duration, and credit rating of our fixed income securities by business:

	March 31, 2023
	Run-off
	Fair Value	%	Duration (years) (1)	Credit Rating (1)
	(in millions of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and AFS and funds held - directly managed
U.S. government & agency	$475	5.6%	6.2	AAA
U.K. government	72	0.9%	6.9	A+
Other government	301	3.5%	6.1	AA-
Corporate	4,752	56.2%	5.8	A-
Municipal	193	2.3%	9.2	AA-
Residential mortgage-backed	558	6.6%	4.7	AA+
Commercial mortgage-backed	1,079	12.8%	1.9	AA
Asset-backed	1,022	12.1%	0.6	A+
	$8,452	100.0%	4.7	A+
(1) The average duration and average credit ratings calculation includes short-term investments, fixed maturities and the fixed maturities within our funds held-directly managed portfolios.

	December 31, 2022
	Run-off				Assumed Life (2)
	Fair Value	%	Duration (years) (1)	Credit Rating (1)	Fair Value	%	Duration (years) (1)	Credit Rating (1)	Total	Total %
	(in millions of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and AFS and funds held - directly managed
U.S. government & agency	$496	5.2%	5.9	AAA	$—	—%	n/a	n/a	$496	5.2%
U.K. government	81	0.9%	6.5	AA-	—	—%	n/a	n/a	81	0.9%
Other government	289	3.1%	6.0	AA-	134	1.4%	10.3	BBB+	423	4.5%
Corporate	5,031	53.0%	5.6	A-	188	2.0%	6.7	BBB+	5,219	55.0%
Municipal	201	2.1%	7.9	AA-	—	—%	n/a	n/a	201	2.1%
Residential mortgage-backed	536	5.7%	4.6	AA+	—	—%	n/a	n/a	536	5.7%
Commercial mortgage-backed	1,021	10.8%	2.1	AA	—	—%	n/a	n/a	1,021	10.8%
Asset-backed	909	9.6%	0.5	A+	—	—%	n/a	n/a	909	9.6%
Structured products	—	—%	n/a	n/a	586	6.2%	9.7	A	586	6.2%
Total	$8,564	90.4%	4.6	A	$908	9.6%	9.2	A-	$9,472	100.0%
(1) The average duration and average credit ratings calculation includes short-term investments, fixed maturities and the fixed maturities within our funds held-directly managed portfolios.
(2) Investments under the Assumed Life caption comprise those that support our life reinsurance business.
The overall decrease in the balance of our fixed income securities of $1.0 billion for the three months ended March 31, 2023 was primarily driven by the derecognition of the assets supporting the Enhanzed Re reinsurance closed
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 33

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Investments Segment

block of life annuity policies that were novated during the first quarter of 2023, the impact of net paid losses and the repurchase of our non-voting convertible ordinary shares.
Other investments, including equities
Refer to the below table for the composition of our other investments, including equities:

	March 31, 2023	December 31, 2022
	(in millions of U.S. dollars)
Equities
Publicly traded equities	$306	$385
Exchange-traded funds	415	507
Privately held equities	357	358
Total	$1,078	$1,250

Other investments
Hedge funds	$584	$549
Fixed income funds (1)	550	547
Equity funds	4	3
Private equity funds	1,353	1,282
CLO equities	140	148
CLO equity funds	212	203
Private credit funds	351	362
Real estate debt fund	223	202
Total	$3,417	$3,296
(1) Balance as of December 31, 2022 included $14 million of investments that supported the life reinsurance business within our Assumed Life segment.
Our equities decreased by $172 million and other investments increased by $121 million from December 31, 2022 to March 31, 2023, primarily due to the funding of the repurchase of our non-voting convertible ordinary shares and the redeployment from exchange-traded funds and publicly traded equities into various non-core asset strategies, in line with our strategic asset allocation.
Equity Method Investments
Refer to the below table for a summary of our equity method investments, which does not include those investments we have elected to measure under the fair value option:

	As of		Three Months Ended	As of		Three Months Ended
	March 31, 2023		March 31, 2023	December 31, 2022		March 31, 2022
	Ownership %	Carrying Value	Earnings from Equity Method Investments	Ownership %	Carrying Value	Earnings from Equity Method Investments
	(in millions of U.S. dollars)
Citco (1)	31.9%	61	1	31.9%	60	1
Monument Re (2)	20.0%	111	(1)	20.0%	110	24
Core Specialty	19.9%	222	11	19.9%	211	6
Other	27.0%	16	—	27.0%	16	—
		$410	$11		$397	$31
(1) We own 31.9% of the common shares in HH CITCO Holdings Limited, which in turn owns 15.4% of the convertible preferred shares, amounting to a 6.2% interest in the total equity of Citco III Limited ("Citco").
(2) We own 20.0% of the common shares in Monument Re as well as preferred shares which have a fixed dividend yield and whose balance is included in the Investment amount.
The carrying value of our equity method investments increased from December 31, 2022, largely due to recognizing $11 million in earnings from equity method investments for the three months ended March 31, 2023.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 34

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Legacy Underwriting Segment

Legacy Underwriting Segment

The following is a discussion and analysis of the results of operations for our Legacy Underwriting segment.

	Three Months Ended
	March 31,		$ Change
	2023	2022
INCOME	(in millions of U.S. dollars)
Net premiums earned	$—	$3	$(3)
Net investment income	—	4	(4)
Net unrealized losses	—	(6)	6
Other income	—	1	(1)
Total income	—	2	(2)

EXPENSES
Net incurred losses and LAE:
Current period	—	2	(2)
Prior periods	—	(1)	1
Total net incurred losses and LAE	—	1	(1)
General and administrative expenses	—	1	(1)
Total expenses	—	2	(2)

SEGMENT NET (LOSS) EARNINGS	$—	$—	$—
Overall Results
Three Months Ended March 31, 2023 versus 2022:
The Legacy Underwriting segment results comprise SGL No.1 Limited’s (“SGL No.1”) 25% gross share of the 2020 and prior underwriting years of Atrium Underwriting Group Limited’s (collectively, "Atrium") Syndicate 609 at Lloyd’s, less the impact of reinsurance agreements with Arden Reinsurance Company Ltd. ("Arden") and a Syndicate 609 Capacity Lease Agreement with Atrium 5 Limited.
As of January 1, 2021, SGL No.1 settled its share of the 2020 and prior underwriting years for the economic benefit of Atrium, and there was no net retention by Enstar.
The contractual arrangements between SGL No. 1, Arden and Atrium relating to the reinsurance agreements and the Capacity Lease Agreement will settle in the second quarter of 2023. Other than the settlement of these amounts, we do not expect to record any transactions in the Legacy Underwriting segment in 2023.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 35

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Corporate and other

Corporate and other

The following is a discussion and analysis of our results of operations for our Corporate and other activities.

	Three Months Ended
	March 31,		$ Change
	2023	2022
INCOME	(in millions of U.S. dollars)
Other income (expense):
Amortization of fair value adjustments (1)	$(4)	$(1)	$(3)
All other income	4	4	—
Total other income	—	3	(3)
Total income	—	3	(3)

EXPENSES
Net incurred losses and LAE - prior periods:
Amortization of fair value adjustments	3	2	1
Changes in fair value - fair value option (2)	20	(98)	118
Total net incurred losses and LAE - prior periods	23	(96)	119
Amortization of net deferred charge assets	17	18	(1)
General and administrative expenses	39	34	5
Total expenses	79	(44)	123

Interest expense	(23)	(25)	2
Net foreign exchange gains (losses)	6	(3)	9
Income tax benefit	1	—	1
Net earnings attributable to noncontrolling interests	(86)	(11)	(75)
Dividends on preferred shares	(9)	(9)	—

NET LOSS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(190)	$(1)	$(189)
(1) Amortization of fair value adjustments relates to the acquisition of DCo and Morse TEC.
(2) Comprises the discount rate and risk margin components.

Overall Results
Three Months Ended March 31, 2023 versus 2022: Net loss attributable to Enstar ordinary shareholders from our Corporate and other activities increased by $189 million, primarily due to:
•Changes in the fair value of the 2017 and 2018 portfolios where we elected the fair value option resulted in a $20 million increase in liabilities in the first quarter of 2023 due to a decline in interest rates, in comparison to a $98 million reduction of such liabilities in the comparative quarter due to an increase in interest rates; and
•An increase in net earnings attributable to noncontrolling interests of $75 million, which was primarily a result of attributing $81 million of the gain on novation of the Enhanzed Re reinsurance closed block of life annuity policies to Allianz’s 24.9% equity interest in Enhanzed Re at the time of the transaction.

Enstar Group Limited | First Quarter 2023 | Form 10-Q                 36

Item 2 | Management's Discussion and Analysis | Current Outlook

Current Outlook

Run-off Outlook

Transactions
On April 7, 2023, certain of our wholly-owned subsidiaries closed a LPT agreement with certain subsidiaries of QBE Insurance Group Limited (“QBE”), relating to a diversified portfolio of business underwritten between 2020 and 2018. The reinsurance agreement requires our subsidiaries to assume subject loss reserves of $1.9 billion and provide $900 million of cover in excess of the ceded reserves. Upon closing, a portion of the portfolio currently underwritten via QBE’s Lloyd’s syndicates 386 and 2999 was reinsured to Enstar’s Syndicate 2008. The amount of net loss reserves assumed, as well as the settlement and limit amounts provided in the master agreement, will be adjusted for claims paid between January 1, 2023 and April 7, 2023, pursuant to the terms of the contract.
On February 21, 2023, one of our wholly-owned subsidiaries entered into an agreement with RACQ Insurance Limited (“RACQ”) to reinsure 80% of RACQ’s motor vehicle Compulsory Third Party (“CTP”) insurance liabilities, covering accident years 2021 and prior. The reinsurance agreement is effective as of July 1, 2022. RACQ will cede net reserves of AUD $360 million (USD $245 million), and our subsidiary will provide AUD $200 million (USD $136 million) of additional cover in excess of the ceded reserves. The closing of the transaction is subject to regulatory approval and other closing conditions, which we expect to be completed in the second quarter of 2023.
We continue to evaluate transactions in our active pipeline including LPTs, ADCs, and other transaction types including acquisitions. We seek opportunities to execute on creative and accretive transactions by offering innovative capital release solutions that enable our clients to meet their capital and risk management objectives. In addition to non-life run-off solutions, we remain open to and are formally evaluating other assumed life opportunities where we believe they can provide an attractive diversified earnings profile and the right risk-reward balance.
Should we execute additional transactions, our mix of loss reserves by line of business, asset mix and both rate and timing of earnings may be impacted in the medium to long term.
We expect we will invest a significant portion of premium on new transactions in fixed income securities, which will deliver accretive investment book yields at the current elevated rates.
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
Investment Outlook

We expect global financial markets to remain uncertain through 2023 as a result of a potential economic recession, continued inflationary pressures and tightening of financial conditions by global central banks and continued geopolitical conflicts and tensions.
Market expectations around the future path of interest rates will represent a continued source of volatility, as global central banks attempt to address inflation while simultaneously navigating events posing risks to financial stability. In the event that interest rates continue to rise and/or credit spreads widen, we may recognize unrealized losses on our fixed income securities and incur a higher rate of borrowing and interest costs if we renew credit facilities in the current environment.
Despite this, elevated interest rates can represent an opportunity for us in the medium to long term, notably;
•We hold approximately 17% of our portfolio in individual fixed income securities that have floating interest rates which, should interest rates remain elevated, we expect to be accretive to future investment book yields. We have earned $56 million and $29 million of net investment income from our floating rate investments for the three months ended March 31, 2023 and 2022, respectively, which are generally indexed to LIBOR.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 37

Item 2 | Management's Discussion and Analysis | Current Outlook

•Higher interest rates have provided us with the opportunity to reinvest at higher yields as our securities mature or as we invest premium received from new business.
We expect that the unrealized losses we recognized on our fixed income securities over the prior year will be recouped as these assets get closer to their maturity and the prices pull to par. We may also undertake tactical repositioning of our portfolio as opportunities arise to achieve better investment yields, rather than waiting for certain fixed income securities to pull to par value.
Global equity markets are expected to remain cautious through 2023, and this, combined with our reporting lag on certain investments, will impact the valuation of our non-core risk investments. We invest in public equity, private equity and alternatives (including hedge fund investments), which may vary in the magnitude of their exposure to any potential economic recession.
Anticipations of an economic downturn continue to persist despite the majority of equity indices posting gains in the first quarter of 2023. Lower earnings and lower equity multiples on equities may further negatively impact our non-core investments but may also impact expectations of future interest rates with the resulting impact to our fixed income securities.
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
The currently observed and limited impact of economic inflation on our loss cost trends reflects a combination of the opportunity we have to re-price seasoned books of business upon their acquisition and our claims management model that seeks to settle claims in an efficient and responsive manner to protect and mitigate the impact to us from adverse outcomes.
While we do not currently see any new trends in the longer term trend of social inflation on certain claims, we continue to monitor claims in difficult legislative districts, seek to actively settle claims and monitor for reserving adequacy.
As described above, global economic policy responses to inflation have led to increases in interest rates, which, in the short term, have had a significant impact on our investments, in particular our fixed income securities. Any further rise in interest rates will have further negative impacts on our fixed income securities.
There remains uncertainty around the pace and direction of inflation, including if and when a pause in rate increases, or even a cut in rates, will occur. We continue to monitor liquidity, capital and potential earnings impact of these changes but remain focused on medium to long term asset allocation decisions.
Inflation, tight labor conditions and higher service costs continue to put pressure on wages and prices, which could impact our underlying our general and administrative expenses as we remain focused on being a competitive employer in our market.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 38

Item 2 | Management's Discussion and Analysis | Current Outlook

Banking Volatility

In March 2023, three midsize U.S. regional banks collapsed after fears of financial instability led to mass deposit withdrawals. Although the Federal Deposit Insurance Corporation (“FDIC”) and state regulators intervened and enacted various strategies in an attempt to stabilize the situation, the events still had an impact on the wider banking industry. Investor uncertainties led to a broader sell-off of U.S. and European bank stocks and culminated in the take-over of Credit Suisse Group AG (“Credit Suisse”) by UBS Group AG (“UBS”), resulting in significant impairments to Additional Tier One (“AT1”) financial instruments previously issued by Credit Suisse.
We have performed an analysis of, and continue to monitor, our investments, deposits, underwriting risks, LOC capacity and availability, and any other direct and indirect exposures we may have with the impacted U.S. regional banks and Credit Suisse. We have not identified any material direct or indirect exposures.
Russian Invasion of Ukraine

The Russian invasion of Ukraine and the resulting impact on global commodity markets has increased commodity prices, disrupted supply chains and generated significant insurance losses. In response, many countries have established comprehensive sanctions regimes increasing both geopolitical tension between NATO and Russia and market volatility.
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
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 39

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
Liquidity and Capital Resources Highlights
Sources of Cash During the First Quarter of 2023:
•We borrowed and, prior to quarter end, fully repaid $150 million of loans under our revolving credit facility; and
•We received $94 million as consideration for the novation of the Enhanzed Re reinsurance closed block of life annuity policies.
Uses of Cash During the First Quarter of 2023:
•We repurchased 1,597,712 of our outstanding non-voting convertible ordinary shares for an aggregate price of $341 million; and
•We paid $9 million of cash dividends on our Series D and E Preferred Shares.
As of March 31, 2023 we had $828 million of cash and cash equivalents, excluding restricted cash, that supports (re)insurance operations. Included in this amount was $377 million held by our foreign subsidiaries outside of Bermuda. We closed 2022 with an estimated solvency capital ratio in excess of 200%, and we believe that we have sufficient liquidity and capital resources to meet our business requirements for the next 12 months and thereafter.
Under the eligible capital rules of the Bermuda Monetary Authority (“BMA”), our Preferred Shares qualify as Tier 2 capital when considering the Bermuda Solvency Capital Requirements (“BSCR”).
For purposes of the financial covenants in our credit facilities, total debt excludes hybrid capital (defined as our Subordinated Notes) not exceeding 15% of total capital attributable to Enstar. As of March 31, 2023, we were in compliance with the financial covenants in our credit facilities.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 40

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

Liquidity and Capital Resources of Holding Company and subsidiaries

Holding Company Liquidity
We conduct substantially all of our operations through our subsidiaries. As such, the potential sources of liquidity to Enstar as a holding company consist of cashflows from our subsidiaries, including dividends, advances and loans, and interest income on loans to our subsidiaries. We also utilize credit loan facilities, and we have issued senior notes and preferred shares and guaranteed our Junior Subordinated Notes.
As of March 31, 2023, we had $600 million of available unutilized capacity under our unsecured revolving credit agreement, which expires in August 2023, and may request additional commitments under the facility up to an additional $400 million. To date, we have not requested any additional commitments under the facility. We are in the process of renewing the unsecured revolving credit facility with a view to finalize prior to the maturity of the facility.
We use cash to fund new acquisitions of companies. We also utilize cash for our operating expenses associated with being a public company and to pay dividends on our preferred shares and interest and principal on loans from subsidiaries and debt obligations, including loans under our credit facilities, our Senior Notes and our Junior Subordinated Notes.
We may, from time to time, raise capital from the issuance of equity, debt or other securities as we continuously evaluate our strategic opportunities. We filed an automatic shelf registration statement in March 2023 with the SEC to allow us to conduct future offerings of certain securities, if desired, including debt, equity and other securities.
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
Based on existing tax laws, regulations and our current intentions, there were no accruals as of March 31, 2023 for any material withholding taxes on dividends or other distributions.
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
Operating Company Liquidity
We expect that our operating companies will generate sufficient liquidity, together with our existing capital base and cash and investments acquired and from new business transactions, to meet cash requirements and to operate our business.
Sources of funds to our operating companies primarily consist of cash and investment portfolios acquired on the completion of acquisitions and new business, investment income earned, proceeds from sales and maturities of investments and collection of reinsurance recoverables. We also collect small amounts of premiums and fee and commission income.
Cash balances acquired upon the purchase of (re)insurance companies are classified as cash provided by investing activities, whereas cash from new business is classified as cash provided by operating activities.
The primary uses of funds by our operating companies are claims payments, investment purchases, operating expenses and collateral requirements.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 41

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

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
As of March 31, 2023, all of our (re)insurance subsidiaries’ capital requirement levels were in excess of the minimum levels required.
Our subsidiaries' ability to pay dividends and make other forms of distributions may also be limited by our repayment obligations under certain of our outstanding credit facility agreements and other debt instruments. Variability in ultimate loss payments and collateral amounts required may also result in increased liquidity requirements for our subsidiaries.
Sources and Uses of Cash

Cash and cash equivalents decreased by $187 million for the three months ended March 31, 2023, which was largely due to cash used in financing activities of $349 million, partially offset by cash provided by operating activities and investing activities of $70 million and $94 million, respectively.
Cash and cash equivalents decreased by $957 million for the three months ended March 31, 2022, which was largely due to cash used in operating and investing activities of $643 million and $481 million, respectively, partially offset by cash provided by financing activities of $162 million.

	Analysis of Sources and Uses of Cash
	Three Months Ended March 31,
	2023	2022	$ Change
	(in millions of U.S. dollars)
Operating Cash Flow Activities
Net paid losses	$(677)	$(418)	$(259)
Net sales and maturities (purchases) of trading securities	310	(191)	501
Net investment income	116	103	13
Cash consideration received for novation	94	—	94
Other sources (uses)	227	(137)	364
Net cash flows provided by (used in) operating activities	70	(643)	713
Investing Cash Flow Activities
Net sales and maturities of AFS securities	147	102	45
Net purchases of Other Investments	(54)	(583)	529
Other sources (uses)	1	—	1
Net cash flows provided by (used in) investing activities	94	(481)	575
Financing Cash Flow Activities
Net proceeds from loans	—	213	(213)
Preferred share dividends	(9)	(9)	—
Share repurchases	(340)	(42)	(298)
Net cash flows (used in) provided by financing activities	$(349)	$162	$(511)
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 42

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

Analysis of Sources and Uses of Cash
Operating Cash Flow Activities
2023 vs 2022: cash provided by operating activities of $70 million for the three months ended March 31, 2023 was driven by cash from other sources of $227 million, which was largely generated by the release of funds held balances to cover net paid claims on certain portfolios, and net sales and maturities of trading securities of $310 million. We also received cash consideration for the Enhanzed Re gain on novation of $94 million and $116 million from net investment income received. Partially offsetting cash provided by operating activities was net paid losses of $677 million. In comparison, cash used in operating activities of $643 million for the three months ended March 31, 2022 was driven by net paid losses of $418 million and net purchases of trading securities of $191 million, partially offset by net investment income received of $103 million.
Investing Cash Flow Activities
2023 vs 2022: cash provided by investing activities of $94 million for the three months ended March 31, 2023 was primarily due to net sales and maturities of fixed income securities, AFS of $147 million, partially offset by net purchases of other investments of $54 million. In comparison, cash used in investing activities of $481 million for the three months ended March 31, 2022 was primarily due to net purchases of other investments of $583 million, partially offset by net sales and maturities of fixed income securities, AFS of $102 million.
Financing Cash Flow Activities
2023 vs 2022: cash used in financing activities of $349 million for the three months ended March 31, 2023 was primarily driven by an increase in share repurchases of $298 million, as a result of our strategic repurchase of our non-voting convertible ordinary shares during the first quarter of 2023. In comparison, cash provided by financing activities of $162 million for the three months ended March 31, 2022 was largely driven by net proceeds from loans of $213 million.

Debt Obligations

We utilize debt financing and loan facilities primarily for funding acquisitions and significant new business, investment activities and, from time to time, for general corporate purposes.
Our debt obligations as of March 31, 2023 and December 31, 2022 were as follows:

Facility	Origination Date	Term	March 31, 2023	December 31, 2022
			(in millions of U.S. dollars)
4.95% Senior Notes due 2029	May 2019	10 years	$496	$496
3.10% Senior Notes due 2031	August 2021	10 years	495	495
Total Senior Notes			991	991
5.75% Junior Subordinated Notes due 2040	August 2020	20 years	345	345
5.50% Junior Subordinated Notes due 2042	January 2022	20 years	494	493
Total Junior Subordinated Notes			839	838
Total debt obligations			$1,830	$1,829
Under the eligible capital rules of the BMA, the Senior Notes qualify as Tier 3 capital and the Junior Subordinated Notes qualify as Tier 2 capital when considering the BSCR.

Enstar Group Limited | First Quarter 2023 | Form 10-Q                 43

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

Credit Ratings
The following table presents our credit ratings as of May 4, 2023:

Credit ratings (1)	Standard and Poor’s	Fitch Ratings
Long-term issuer	BBB (Outlook: Positive)	BBB+ (Outlook: Stable)
2029 Senior Notes	BBB	BBB
2031 Senior Notes	BBB-	BBB
2040 and 2042 Junior Subordinated Notes	BB+	BBB-
Series D and E Preferred Shares	BB+	BBB-
(1) Credit ratings are provided by third parties, Standard & Poor’s and Fitch Ratings, and are subject to certain limitations and disclaimers. For information on these ratings, refer to the rating agencies’ websites and other publications.
Agency ratings are not a recommendation to buy, sell or hold any of our securities and may be revised or withdrawn at any time by the issuing organization. Each agency's rating should be evaluated independently of any other agency's rating2.
Contractual Obligations

Reserves for Losses and LAE
We generally attempt to match the duration of our investment portfolio to the duration of our general liability profile and generally seek to maintain investment portfolios that are shorter or of equivalent duration to the liabilities in order to provide liquidity for the settlement of losses and, where possible, to avoid having to liquidate longer-dated investments. The settlement of liabilities also has the potential to accelerate the natural payout of losses and policyholder benefits, which may require additional liquidity. As of March 31, 2023 and December 31, 2022, the weighted average estimated durations of our Run-off segment gross reserves for losses and LAE were 4.85 and 4.65 years, respectively. The increase from 2022 was driven by changes in reserve balances and a decrease in yield curves for the three months ended March 31, 2023.
Share Repurchases and Dividends

We believe that the best investment is in our business, by funding future transactions and meeting our financing obligations. We may choose to return value to shareholders in the form of share repurchases or dividends. To date, we have not declared any dividends on our ordinary shares. For details on our share repurchase programs and strategic share repurchases, refer to Note 12 to our condensed consolidated financial statements. We may re-evaluate this strategy from time to time based on overall market conditions and other factors.
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

2 For information on risks related to our credit ratings, refer to "Item 1A. Risk Factors - Risks Relating to Liquidity and Capital Resources" and "Item 1A. Risk Factors - Risks Relating to Ownership of our Shares" in our Annual Report on Form 10-K for the year ended December 31, 2022.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 44

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

Off-Balance Sheet Arrangements

As of March 31, 2023, we have entered into certain investment commitments and parental guarantees3. We also utilize unsecured and secured letters of credit4 and a deposit facility. We do not believe it is reasonably likely that these arrangements will have a material current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, cash requirements or capital resources.

	Short-Term	Long-Term
	Less than 1 Year	More than 1 Year	Total
	(in millions of U.S. dollars)
Investing Activities
Unfunded investment commitments (1)	$385	$1,375	$1,760
Financing Activities
Letters of credit	—	1,762	1,762
(1) Refer to Note 15 to our condensed consolidated financial statements for further details.

3 Refer to Note 15 to our condensed consolidated financial statements for further details.
4 Refer to Note 17 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for further details.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 45

Item 3 | Quantitative and Qualitative Disclosures About Market Risk

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk. For the three months ended March 31, 2023, there were no material changes to these market risks or our policies to address these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022. Please see such section for a discussion of our exposure to and policies to address these market risks.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 46

ITEM 1.   FINANCIAL STATEMENTS

Enstar Group Limited | First Quarter 2023 | Form 10-Q                 47

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2023 and December 31, 2022

	March 31, 2023	December 31, 2022
	(expressed in millions of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$3	$14
Short-term investments, available-for-sale, at fair value (amortized cost: 2023 — $25; 2022 — $37)	25	38
Fixed maturities, trading, at fair value	2,153	2,370
Fixed maturities, available-for-sale, at fair value (amortized cost: 2023 — $5,713; 2022 — $5,871; net of allowance: 2023 — $21; 2022 — $33)	5,183	5,223
Funds held - directly managed, at fair value	1,103	2,040
Equities, at fair value (cost: 2023 — $1,092; 2022 — $1,357)	1,078	1,250
Other investments, at fair value (includes consolidated variable interest entity: 2023 - $14; 2022 - $3)	3,417	3,296
Equity method investments	410	397
Total investments (Note 3 and Note 9)	13,372	14,628
Cash and cash equivalents	828	822
Restricted cash and cash equivalents	315	508
Reinsurance balances recoverable on paid and unpaid losses (net of allowance: 2023 — $135; 2022 — $131)	883	856
Reinsurance balances recoverable on paid and unpaid losses, at fair value (Note 9)	265	275
Insurance balances recoverable (net of allowance: 2023 and 2022 — $5) (Note 8)	176	177
Funds held by reinsured companies	3,258	3,582
Net deferred charge assets (Note 5)	641	658
Other assets	607	648
TOTAL ASSETS	$20,345	$22,154

LIABILITIES
Losses and loss adjustment expenses (Note 6)	$10,936	$11,721
Losses and loss adjustment expenses, at fair value (Note 6 and Note 9)	1,250	1,286
Future policyholder benefits	—	821
Defendant asbestos and environmental liabilities (Note 8)	596	607
Insurance and reinsurance balances payable	74	100
Debt obligations	1,830	1,829
Other liabilities	605	462
TOTAL LIABILITIES	15,291	16,826

COMMITMENTS AND CONTINGENCIES (Note 15)
REDEEMABLE NONCONTROLLING INTERESTS (Note 11)	170	168

SHAREHOLDERS’ EQUITY (Note 12)
Ordinary shares (par value $1 each, issued and outstanding 2023: 16,010,758; 2022: 17,588,050):
Voting Ordinary shares (issued and outstanding 2023: 16,010,758; 2022: 15,990,338)	16	16
Non-voting convertible ordinary Series C Shares (issued and outstanding 2023: 0; 2022: 1,192,941)	—	1
Non-voting convertible ordinary Series E Shares (issued and outstanding 2023: 0; 2022: 404,771)	—	—
Preferred Shares:
Series C Preferred Shares (issued and held in treasury 2023 and 2022: 388,571)	—	—
Series D Preferred Shares (issued and outstanding 2023 and 2022: 16,000; liquidation preference $400)	400	400
Series E Preferred Shares (issued and outstanding 2023 and 2022: 4,400; liquidation preference $110)	110	110
Treasury shares, at cost (Series C Preferred shares 2023 and 2022: 388,571)	(422)	(422)
Joint Share Ownership Plan (voting ordinary shares, held in trust 2023 and 2022: 565,630)	(1)	(1)
Additional paid-in capital	440	766
Accumulated other comprehensive loss	(496)	(302)
Retained earnings	4,830	4,406
Total Enstar Shareholders’ Equity	4,877	4,974
Noncontrolling interests (Note 11)	7	186
TOTAL SHAREHOLDERS’ EQUITY	4,884	5,160
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY	$20,345	$22,154
See accompanying notes to the unaudited condensed consolidated financial statements
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 48

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022
	(expressed in millions of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$8	$34
Net investment income	156	80
Net realized losses	(36)	(37)
Net unrealized gains (losses)	224	(381)
Other income	280	14
Total income	632	(290)

EXPENSES
Net incurred losses and loss adjustment expenses
Current period	10	13
Prior periods	(10)	(176)
Total net incurred losses and loss adjustment expenses	—	(163)
Policyholder benefit expenses	—	12
Amortization of net deferred charge assets	17	18
Acquisition costs	2	8
General and administrative expenses	89	85
Interest expense	23	25
Net foreign exchange (gains) losses	(6)	3
Total expenses	125	(12)

EARNINGS (LOSS) BEFORE INCOME TAXES	507	(278)
Income tax benefit	1	—
Earnings from equity method investments	11	31
NET EARNINGS (LOSS)	519	(247)
Net earnings attributable to noncontrolling interests	(86)	(11)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR	433	(258)
Dividends on preferred shares	(9)	(9)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$424	$(267)

Earnings (loss) per ordinary share attributable to Enstar:
Basic	$24.97	$(15.19)
Diluted	$24.79	$(15.19)
Weighted average ordinary shares outstanding:
Basic	16,980,240	17,578,019
Diluted	17,100,954	17,785,121

See accompanying notes to the unaudited condensed consolidated financial statements
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 49

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022
	(expressed in millions of U.S. dollars)
NET EARNINGS (LOSS)	$519	$(247)

Other comprehensive income (loss), net of income taxes:
Unrealized gains (losses) on fixed income available-for-sale investments arising during the period	57	(281)
Reclassification adjustment for change in allowance for credit losses recognized in net earnings	(9)	19
Reclassification adjustment for net realized losses included in net earnings	27	14
Unrealized gains (losses) arising during the period, net of reclassification adjustments	75	(248)
Remeasurement of future policyholder benefits - change in discount rate	—	45
Reclassification adjustment for remeasurement of future policyholder benefits included in net earnings	(363)	—
Change in currency translation adjustment	5	1
Total other comprehensive loss	(283)	(202)

Comprehensive income (loss)	236	(449)
Comprehensive loss (income) attributable to noncontrolling interests	3	(16)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSTAR	$239	$(465)

See accompanying notes to the unaudited condensed consolidated financial statements

Enstar Group Limited | First Quarter 2023 | Form 10-Q                 50

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022
	(expressed in millions of U.S. dollars)
Share Capital — Voting Ordinary Shares
Balance, beginning and end of period	$16	$17
Share Capital — Non-Voting Convertible Ordinary Series C Shares
Balance, beginning of period	$1	$1
Shares repurchased	(1)	—
Balance, end of period	$—	$1
Share Capital — Non-Voting Convertible Ordinary Series E Shares
Balance, beginning and end of period	$—	$—
Share Capital — Series C Convertible Participating Non-Voting Preferred Shares
Balance, beginning and end of period	$—	$—
Share Capital — Series D Preferred Shares
Balance, beginning and end of period	$400	$400
Share Capital — Series E Preferred Shares
Balance, beginning and end of period	$110	$110
Treasury Shares (Series C Preferred Shares)
Balance, beginning and end of period	$(422)	$(422)
Joint Share Ownership Plan — Voting Ordinary Shares, Held in Trust
Balance, beginning and end of period	$(1)	$(1)
Additional Paid-in Capital
Balance, beginning of period	$766	$922
Repurchase of voting ordinary shares	(2)	(3)
Shares repurchased	(339)	(42)
Amortization of share-based compensation	6	6
Acquisition of noncontrolling shareholders’ interest in subsidiary	9	—
Balance, end of period	$440	$883
Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	$(302)	$(16)
Cumulative currency translation adjustment
Balance, beginning of period	9	9
Change in currency translation adjustment	5	1
Balance, end of period	14	10
Defined benefit pension liability
Balance, beginning and end of period	—	2
Unrealized (losses) gains on available-for-sale investments
Balance, beginning of period	(584)	(27)
Change in unrealized gains (losses) on available-for-sale investments	83	(242)
Acquisition of noncontrolling shareholders’ interest in subsidiary	(9)	—
Balance, end of period	(510)	(269)
Remeasurement of future policyholder benefits - change in discount rate
Balance, beginning of period (1)	273	—
Change in remeasurement of future policyholder benefits	(273)	34
Balance, end of period	—	34
Balance, end of period	$(496)	$(223)
Retained Earnings
Balance, beginning of period	$4,406	$5,312
Net earnings (loss)	519	(247)
Net earnings attributable to noncontrolling interests	(86)	(11)
Dividends on preferred shares	(9)	(9)
Balance, end of period	$4,830	$5,045
Noncontrolling Interests (excludes Redeemable Noncontrolling Interests)
Balance, beginning of period (1)	$186	$230
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 51

Change in unrealized losses on available-for-sale investments attributable to noncontrolling interests	—	(3)
Acquisition of noncontrolling shareholders’ interest in subsidiary	(174)	—
Change in remeasurement of future policyholder benefits attributable to noncontrolling interests	(90)	11
Net earnings attributable to noncontrolling interests	85	6
Balance, end of period	$7	$244
Total Shareholders' Equity	$4,884	$6,054
(1) Accumulated other comprehensive (loss) earnings attributable to both Enstar and our noncontrolling interests as of January 1, 2023 has been retrospectively adjusted for all applicable prior periods for the impact of adopting ASU 2018-12 on January 1, 2023. Refer to Note 7 for additional information.
See accompanying notes to the unaudited condensed consolidated financial statements
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 52

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022
	(expressed in millions of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings (loss)	$519	$(247)
Adjustments to reconcile net earnings (loss) to cash flows provided by (used in) operating activities:
Realized losses on investments	36	37
Unrealized (gains) losses on investments	(224)	381
Amortization of net deferred charge assets	17	18
Depreciation and other amortization	3	17
Net gain on Enhanzed Re novation	(275)	—
Cash consideration for the Enhanzed Re novation	94	—
Earnings from equity method investments	(11)	(31)
Sales and maturities of trading securities	372	779
Purchases of trading securities	(62)	(970)
Other adjustments	(26)	3
Changes in:
Reinsurance balances recoverable on paid and unpaid losses	(64)	143
Funds held by reinsured companies	302	100
Losses and loss adjustment expenses	(564)	(728)
Defendant asbestos and environmental liabilities	(11)	(7)
Insurance and reinsurance balances payable	9	12
Other operating assets and liabilities	(45)	(150)
Net cash flows provided by (used in) operating activities	70	(643)
INVESTING ACTIVITIES:
Sales and maturities of available-for-sale securities	736	913
Purchase of available-for-sale securities	(589)	(811)
Purchase of other investments	(123)	(712)
Proceeds from other investments	69	129
Other investing activities	1	—
Net cash flows provided by (used in) investing activities	94	(481)
FINANCING ACTIVITIES:
Dividends on preferred shares	(9)	(9)
Acquisition of noncontrolling shareholders’ interest in subsidiary	—	—
Repurchase of shares	(340)	(42)
Issuance of debt, net of issuance costs	—	493
Repayment of debt	—	(280)
Net cash flows (used in) provided by financing activities	(349)	162
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	(2)	5
NET DECREASE IN CASH AND CASH EQUIVALENTS	(187)	(957)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,330	2,092
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,143	$1,135
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 53

Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$1	$4
Interest paid	$32	$24

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$828	$763
Restricted cash and cash equivalents	315	372
Cash, cash equivalents and restricted cash	$1,143	$1,135

Non-cash operating activities:
Novation of future policy holder benefits	828	—
Funds held directly managed transferred in exchange on novation of future policy holder benefits	(949)	—
Other assets/liabilities transferred on novation of future policy holder benefits	(62)	—
Losses and loss adjustment expenses transferred in connection with settlement of participation in Atrium's Syndicate 609	173	—
Investments transferred in connection with settlement of participation in Atrium's Syndicate 609	(173)	—

Non-cash investing activities:
Unsettled purchases of available-for-sale securities and other investments	$14	$33
Unsettled sales of available-for-sale securities and other investments	(8)	4
See accompanying notes to the unaudited condensed consolidated financial statements
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 54

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
In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, that are normal and recurring in nature, necessary for a fair statement of the financial results for the interim periods. All intercompany accounts and transactions have been eliminated and certain comparative information has been reclassified to conform to the current presentation.
The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.
New Accounting Standards Adopted in 2023
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
•Use upper-medium grade fixed-income instrument rates to discount future cash flows with the impact of these changes recognized in other comprehensive income; and
•Introduce new disclosure requirements around the provisions for future policyholder benefits, policyholder account balances, market risk benefits, separate account liabilities, and deferred acquisition costs (“DAC”), which includes information about significant inputs, judgments, assumptions and methods used in measurement.
These amendments are effective for interim and annual reporting periods beginning after December 15, 2022.
We adopted ASU 2018-12 on January 1, 2023 using the modified retrospective transition approach, with a transition date of September 1, 2021. This is the date that we acquired Enhanzed Re through a step acquisition and consolidated Enhanzed Re’s existing assets and liabilities, including all of our future policyholder benefit contracts. Prior to the acquisition of Enhanzed Re, we did not hold any long-duration insurance liabilities.
We recognized an increase to AOCI of $363 million to account for the impact of remeasuring our future policyholder benefits from September 1, 2021 to December 31, 2022. This measurement adjustment had the effect of reducing our long-duration insurance liabilities and was primarily driven by a change in the discount rates during 2022.
The adoption of this standard did not have a material impact on our shareholders’ equity as of the September 1, 2021 transition date, and the period between the transition date through to December 31, 2021.
Refer to Note 7 for the expanded future policyholder benefit disclosures required upon adoption of ASU 2018-12.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 55

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
The Assumed Life segment previously included Enhanzed Re life and property aggregate excess of loss (catastrophe) business. In August 2022, Enhanzed Re entered into a Master Agreement with Cavello Bay Reinsurance Limited (“Cavello”), a wholly-owned subsidiary of Enstar, and Allianz SE (“Allianz”), pursuant to which a series of commutation and novation agreements were completed which ceased any continuing reinsurance obligations for this segment. We recognized the impact of transactions that closed in the fourth quarter of 2022 in the first quarter of 2023 due to the quarter lag in reporting. We may leverage this segment for any future potential assumed life business transactions if and when they occur.
The Legacy Underwriting segment comprises SGL No.1's 25% gross share of the 2020 and prior underwriting years of Atrium's Syndicate 609 at Lloyd's, offset by the contractual transfer of the results of that business to the Atrium entities that were divested in an exchange transaction (the “Exchange Transaction”). There is no net retention for Enstar on Atrium's 2020 and prior underwriting years. The contractual arrangements between SGL No. 1, Arden and Atrium relating to the reinsurance agreements and the Capacity Lease Agreement will settle in the second quarter of 2023. Other than the settlement of these amounts, we do not expect to record any transactions in the Legacy Underwriting segment in 2023.
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
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 56

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 2. Segment Information

The following table sets forth select unaudited condensed consolidated statement of earnings results by segment and our Corporate and other activities:

	Three Months Ended
	March 31,
	2023	2022
	(in millions of U.S. dollars)
Income
Run-off	$13	$27
Assumed Life	275	14
Investments	344	(336)
Legacy Underwriting	—	2
Subtotal	632	(293)
Corporate and other	—	3
Total income	$632	$(290)

Earnings from equity method investments
Investments	$11	$31

Segment net earnings (loss)
Run-off	$(5)	$19
Assumed Life	275	29
Investments	344	(314)
Legacy Underwriting	—	—
Total segment net earnings (loss)	614	(266)
Corporate and other:
Other income (1)	—	3
Net incurred losses and loss adjustment expenses (“LAE”) (2)	(23)	96
Amortization of net deferred charge assets	(17)	(18)
General and administrative expenses	(39)	(34)
Interest expense	(23)	(25)
Net foreign exchange gains (losses)	6	(3)
Income tax benefit	1	—
Net earnings attributable to noncontrolling interests	(86)	(11)
Dividends on preferred shares	(9)	(9)
Total - Corporate and other	(190)	(1)
Net earnings (loss) attributable to Enstar Ordinary Shareholders	$424	$(267)
(1) Other income (expense) for corporate and other activities includes the amortization of fair value adjustments associated with the acquisition of DCo and Morse TEC.
(2) Net incurred losses and LAE for corporate and other activities includes fair value adjustments associated with the acquisition of companies and the changes in the discount rate and risk margin components of the fair value of assets and liabilities related to our assumed retroactive reinsurance contracts for which we have elected the fair value option.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 57

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 3. Investments

3. INVESTMENTS

Short-term and Fixed Maturity Investments
Asset Types
The fair values of the following underlying asset categories are set out below:

	March 31, 2023
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Fixed maturities, funds held - directly managed	Total
	(in millions of U.S. dollars)
U.S. government and agency	$—	$10	$56	$291	$118	$475
U.K. government	—	—	35	30	7	72
Other government	—	—	149	143	9	301
Corporate	3	15	1,468	2,765	501	4,752
Municipal	—	—	49	88	56	193
Residential mortgage-backed	—	—	60	372	126	558
Commercial mortgage-backed	—	—	185	699	195	1,079
Asset-backed	—	—	151	795	76	1,022
Total fixed maturity and short-term investments	$3	$25	$2,153	$5,183	$1,088	$8,452

	December 31, 2022
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Fixed maturities, funds held - directly managed	Total
	(in millions of U.S. dollars)
U.S. government and agency	$14	$10	$64	$300	$128	$516
U.K. government	—	3	42	33	4	82
Other government	—	—	188	131	143	462
Corporate (1)	—	25	1,594	2,988	679	5,286
Municipal	—	—	59	99	53	211
Residential mortgage-backed	—	—	77	362	113	552
Commercial mortgage-backed	—	—	191	628	203	1,022
Asset-backed	—	—	155	682	77	914
Structured Products	—	—	—	—	586	586
Total fixed maturity and short-term investments	$14	$38	$2,370	$5,223	$1,986	$9,631
(1) Includes convertible bonds of $223 million, which includes embedded derivatives of $34 million.
Included within residential and commercial mortgage-backed securities as of March 31, 2023 were securities issued by U.S. governmental agencies with a fair value of $426 million (December 31, 2022: $429 million).
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 58

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

As of March 31, 2023	Amortized Cost	Fair Value	% of Total Fair Value
	(in millions of U.S. dollars)
One year or less	$345	$337	4.0%
More than one year through five years	2,577	2,395	28.3%
More than five years through ten years	1,890	1,654	19.6%
More than ten years	1,798	1,407	16.6%
Residential mortgage-backed	610	558	6.6%
Commercial mortgage-backed	1,167	1,079	12.8%
Asset-backed	1,059	1,022	12.1%
	$9,446	$8,452	100.0%
Unrealized Gains and Losses on AFS Short-term and Fixed Maturity Investments
The amortized cost, unrealized gains and losses, allowance for credit losses and fair values of our short-term and fixed maturity investments classified as AFS were as follows:

		Gross Unrealized Gains	Gross Unrealized Losses
As of March 31, 2023	Amortized Cost		Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
	(in millions of U.S. dollars)
U.S. government and agency	$323	$—	$(22)	$—	$301
U.K. government	30	2	(2)	—	30
Other government	155	1	(13)	—	143
Corporate	3,137	4	(340)	(21)	2,780
Municipal	105	—	(17)	—	88
Residential mortgage-backed	410	1	(39)	—	372
Commercial mortgage-backed	759	1	(61)	—	699
Asset-backed	819	2	(26)	—	795
	$5,738	$11	$(520)	$(21)	$5,208

		Gross Unrealized Gains	Gross Unrealized Losses
As of December 31, 2022	Amortized Cost		Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
	(in millions of U.S. dollars)
U.S. government and agency	$338	$—	$(28)	$—	$310
U.K. government	36	2	(2)	—	36
Other government	146	1	(15)	(1)	131
Corporate	3,466	7	(428)	(32)	3,013
Municipal	120	1	(22)	—	99
Residential mortgage-backed	407	—	(45)	—	362
Commercial mortgage-backed	689	2	(63)	—	628
Asset-backed	706	1	(25)	—	682
	$5,908	$14	$(628)	$(33)	$5,261
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 59

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 3. Investments

Gross Unrealized Losses on AFS Short-term and Fixed Maturity Investments
The following tables summarizes our short-term and fixed maturity investments classified as AFS that were in a gross unrealized loss position, for which an allowance for credit losses has not been recorded:

	12 Months or Greater		Less Than 12 Months		Total
As of March 31, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions of U.S. dollars)
U.S. government and agency	$220	$(21)	$51	$(1)	$271	$(22)
U.K. government	4	(1)	9	(1)	13	(2)
Other government	61	(10)	48	(3)	109	(13)
Corporate	1,869	(317)	633	(23)	2,502	(340)
Municipal	80	(17)	5	—	85	(17)
Residential mortgage-backed	222	(36)	98	(3)	320	(39)
Commercial mortgage-backed	386	(51)	256	(10)	642	(61)
Asset-backed	331	(16)	300	(10)	631	(26)
Total short-term and fixed maturity investments	$3,173	$(469)	$1,400	$(51)	$4,573	$(520)

	12 Months or Greater		Less Than 12 Months		Total
As of December 31, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions of U.S. dollars)
U.S. government and agency	$188	$(19)	$112	$(9)	$300	$(28)
U.K. government	1	—	10	(2)	11	(2)
Other government	25	(4)	89	(11)	114	(15)
Corporate	1,261	(246)	1,542	(182)	2,803	(428)
Municipal	58	(14)	32	(8)	90	(22)
Residential mortgage-backed	185	(35)	154	(10)	339	(45)
Commercial mortgage-backed	277	(43)	275	(20)	552	(63)
Asset-backed	186	(10)	357	(15)	543	(25)
Total short-term and fixed maturity investments	$2,181	$(371)	$2,571	$(257)	$4,752	$(628)
As of March 31, 2023 and December 31, 2022, the number of securities classified as AFS in an unrealized loss position for which an allowance for credit loss is not recorded was 2,642 and 2,935, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 1,777 and 1,155, respectively.
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
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 60

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 3. Investments

Allowance for Credit Losses on AFS Fixed Maturity Investments
The following table provides a reconciliation of the beginning and ending allowance for credit losses on our AFS debt securities:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Other government	Corporate	Total	Corporate	Total
	(in millions of U.S. dollars)
Allowance for credit losses, beginning of period	$(1)	$(32)	$(33)	$(10)	$(10)
Allowances for credit losses on securities for which credit losses were not previously recorded	—	(1)	(1)	(19)	(19)
Reductions for securities sold during the period	—	3	3	—	—
Decrease to the allowance for credit losses on securities that had an allowance recorded in the previous period	1	9	10	—	—
Allowance for credit losses, end of period	$—	$(21)	$(21)	$(29)	$(29)
During the three months ended March 31, 2023 and 2022, we did not have any write-offs charged against the allowance for credit losses or any recoveries of amounts previously written off.
Equity Investments
The following table summarizes our equity investments:

	March 31, 2023	December 31, 2022
	(in millions of U.S. dollars)
Publicly traded equity investments in common and preferred stocks	$306	$385
Exchange-traded funds	415	507
Privately held equity investments in common and preferred stocks	357	358
	$1,078	$1,250
Other Investments
The following table summarizes our other investments carried at fair value:

	March 31, 2023	December 31, 2022
	(in millions of U.S. dollars)
Hedge funds	$584	$549
Fixed income funds	550	547
Private equity funds	1,353	1,282
Private credit funds	351	362
Equity funds	4	3
CLO equity funds	212	203
CLO equities	140	148
Real estate funds	223	202
	$3,417	$3,296
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 61

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 3. Investments

Other investments, including equities measured at fair value using NAV as a practical expedient
We use NAV as a practical expedient to fair value certain of our other investments, including equities.
The table below details the estimated period by which proceeds would be received if we had provided notice of our intent to redeem or initiated a sales process as of March 31, 2023 for our investments measured at fair value using NAV as a practical expedient:

	Less than 1 Year	1-2 years	2-3 years	More than 3 years	Not Eligible/ Restricted	Total	Redemption Frequency
	(in millions of U.S. dollars)
Equities
Privately held equity investments	$—	$—	$—	$—	$40	$40	N/A

Other investments
Hedge funds	$584	$—	$—	$—	$—	$584	monthly to bi-annually
Fixed income funds	388	—	—	—	69	457	Monthly to quarterly
Private equity funds	—	59	—	—	1,294	1,353	quarterly for unrestricted amount
Private credit funds	—	—	—	—	351	351	N/A
CLO equity funds	183	28	—	—	1	212	quarterly to bi-annually
Real estate funds	—	—	—	—	223	223	N/A
	$1,155	$87	$—	$—	$1,978	$3,220
As of March 31, 2023, $60 million of our investments were subject to gates or side-pockets.
Funds Held
Funds Held - Directly Managed
The following table summarizes the components of the funds held - directly managed:

	March 31, 2023	December 31, 2022
	(in millions of U.S. dollars)
Short-term and fixed maturity investments, trading	$1,088	$1,986
Cash and cash equivalents	7	41
Other assets	8	13
	$1,103	$2,040
The following table summarizes the short-term and fixed maturity investment components of our funds held - directly managed:

	March 31, 2023	December 31, 2022
	(in millions of U.S. dollars)
Short-term and fixed maturity investments, at amortized cost	$1,235	$2,765
Net unrealized (losses) gains:
Change in fair value - embedded derivatives	(147)	(572)
Change in fair value (1)	—	(207)
Short-term and fixed maturity investments within funds held - directly managed, at fair value	$1,088	$1,986
(1) Is clearly and closely related to the host contract.
The $937 million decrease in funds held - directly managed from December 31, 2022 to March 31, 2023 was primarily driven by driven by the derecognition of the assets supporting the Enhanzed Re reinsurance closed block of life annuity policies that were novated during the first quarter of 2023.
Refer to the sections above for details of the short-term and fixed maturity investments within our funds held - directly managed portfolios.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 62

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 3. Investments

Funds Held by Reinsured Companies
As of March 31, 2023 and December 31, 2022, we had funds held by reinsured companies of $3.3 billion and $3.6 billion, respectively.
During the second quarter of 2022, we received funds withheld as partial premium consideration through a LPT transaction with Aspen Insurance Holdings. Pursuant to the terms of the transaction, in addition to earning a fixed crediting rate (“base crediting rate”) on the funds withheld, as of October 1, 2022 and through September 30, 2025 we will also receive a variable return (together, the “full crediting rate”).
The nature of the arrangement results in an embedded derivative, which represents the fair value of the amount by which all future interest payments on the funds withheld balance made at the full crediting rate are expected to exceed all future interest payments made on the funds withheld balance at the base crediting rate. The fair value of the embedded derivative as of March 31, 2023 was $54 million.

	March 31, 2023	December 31, 2022
	(in millions of U.S. dollars)
Fund held by reinsurance companies, at amortized cost	$3,204	$3,538
Beginning fair value of embedded derivative	44	27
Net unrealized gains:
Change in fair value - embedded derivative	10	17
Funds held by reinsured companies, at fair value	$3,258	$3,582
Net Investment Income
Major categories of net investment income are summarized as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in millions of U.S. dollars)
Fixed maturity investments	$79	$52
Short-term investments and cash and cash equivalents	7	—
Funds held by reinsured companies	39	11
Funds held - directly managed	11	9
Investment income from fixed maturities and cash and cash equivalents	136	72
Equity investments	14	8
Other investments	10	11
Investment income from equities and other investments	24	19
Gross investment income	160	91
Investment expenses	(4)	(11)
Net investment income	$156	$80
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 63

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 3. Investments

Net Realized and Unrealized Gains (Losses)
Components of net realized and unrealized gains (losses) were as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in millions of U.S. dollars)
Net realized gains (losses) on sales:
Gross realized gains on fixed maturity securities, AFS	$5	$2
Gross realized losses on fixed maturity securities, AFS	(32)	(18)
Decrease (increase) in allowance for expected credit losses on fixed maturity securities, AFS	9	(19)
Net realized losses on funds held - directly managed	(7)	—
Net gains (losses) recognized on equity securities sold during the period	10	(2)
Net realized investment losses on investment derivatives	(21)	—
Total net realized losses on sales	$(36)	$(37)
Net unrealized gains (losses):
Fixed maturity securities, trading	$40	$(223)
Fixed maturity securities in funds held - directly managed	26	(76)
Net unrealized gains (losses) recognized on equity securities still held at the reporting date	43	(42)
Other investments	85	(40)
Investment derivatives	30	—
Total net unrealized gains (losses)	$224	$(381)
Net realized and unrealized gains (losses)	$188	$(418)
The gross realized gains and losses on AFS investments for the three months ended March 31, 2023 and 2022 included in the table above resulted from sales of $656 million and $760 million, respectively.

Restricted Assets
The carrying value of our restricted assets, including restricted cash of $315 million and $508 million, as of March 31, 2023 and December 31, 2022, respectively, was as follows:

	March 31, 2023	December 31, 2022
	(in millions of U.S. dollars)
Collateral in trust for third party agreements	$5,189	$5,343
Assets on deposit with regulatory authorities	93	159
Collateral for secured letter of credit facilities	82	82
Funds at Lloyd's ("FAL") (1)	264	365
	$5,628	$5,949
(1) Our businesses include two Lloyd's syndicates as at March 31, 2023 and December 31, 2022. Lloyd's determines the required capital principally through the annual business plan of each syndicate. This capital is referred to as FAL and will be drawn upon in the event that a syndicate has a loss that cannot be funded from other sources. We also utilize unsecured letters of credit for a significant portion of our FAL.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 64

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
In February 2023, we entered into a two-month receive fixed, pay floating forward interest rate swap with a notional value of $800 million to partially mitigate the risk that interest rates could decrease prior to our receipt of the premium consideration from the LPT we entered into with QBE, which closed in April 2023.
From time to time, consolidated funds in which we invest may utilize credit default swaps to both hedge and replicate credit exposure and government bond futures contracts for interest rate management.
The following table presents the gross notional amounts and estimated fair values of our derivatives recorded within other assets and other liabilities on the consolidated balance sheets as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
	Gross Notional Amount	Fair Value		Gross Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions of U.S. dollars)
Derivatives designated as hedging instruments
Foreign currency forward contracts	$393	$1	$11	$442	$1	$11

Derivatives not designated as hedging instruments
Foreign currency forward contracts	330	4	1	244	5	1
Forward interest rate swap	800	12	—	—	—	—
Others	7	—	—	7	—	—
Total	$1,530	$17	$12	$693	$6	$12
The following table presents the net gains and losses deferred in the cumulative translation adjustment account, which is a component of AOCI in shareholders' equity, relating to our qualifying hedges and the net gains and losses included in earnings relating to our non-qualifying hedges for the three months ended March 31, 2023 and 2022:

	Amount of Net Gains (Losses)
	Three Months Ended
	March 31, 2023	March 31, 2022
	(in millions of U.S. dollars)
Derivatives designated as hedging instruments
Foreign currency forward contracts	$(5)	$14

Derivatives not designated as hedging instruments
Foreign currency forward contracts	1	(4)
Forward interest rate swap	12	—
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 65

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 5. Deferred Charge Assets and Deferred Gain Liabilities

5. DEFERRED CHARGE ASSETS AND DEFERRED GAIN LIABILITIES

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
We amortize the net DCA balances over the estimated claim payment period of the related contracts with the amortization adjusted at each reporting period to reflect new estimates of the pattern and timing of remaining losses and LAE payments.
Effective December 31, 2022, we voluntarily changed our accounting policy for calculating the amortization of our DCAs1. Previously, any change in ultimate losses on the contracts with a recognized DCA would result in the recognition of an adjustment to the DCA, as if the adjusted reserves had existed upon inception of the contract. We will no longer adjust the DCA for these events.
We have retrospectively applied this change in accounting policy to all applicable prior period information presented herein as required.
The following table presents a reconciliation of the DCA and DGL balances for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023			March 31, 2022
	DCA	DGL	Net	DCA	DGL	Net
	(in millions of U.S. dollars)
Beginning carrying value	$658	$—	$658	$599	$1	$598
Amortization	(17)	—	(17)	(19)	(1)	(18)
Ending carrying value	$641	$—	$641	$580	$—	$580
For the three months ended March 31, 2023 and 2022, we completed our assessment for impairment and concluded that there had been no impairment of our carried DCA balances.

6. LOSSES AND LOSS ADJUSTMENT EXPENSES

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

1 Refer to Note 2 and Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 66

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 6. Losses and Loss Adjustment Expenses

The table below provides a consolidated reconciliation of the beginning and ending liability for losses and LAE:

	Three Months Ended
	March 31,
	2023	2022
	(in millions of U.S. dollars)
Balance as of beginning of period	$13,007	$13,258
Reinsurance reserves recoverable (1)	(996)	(1,332)
Net balance as of beginning of period	12,011	11,926
Net incurred losses and LAE:
Current period:
Increase in estimates of net ultimate losses	10	13
Increase in provisions for ULAE	—	—
Total current period	10	13
Prior periods:
Reduction in estimates of net ultimate losses	(15)	(58)
Reduction in provisions for ULAE	(18)	(22)
Amortization of fair value adjustments	3	2
Changes in fair value - fair value option (2)	20	(98)
Total prior periods	(10)	(176)
Total net incurred losses and LAE	—	(163)
Net paid losses:
Current period	(1)	—
Prior periods	(676)	(418)
Total net paid losses	(677)	(418)
Other changes:
Effect of exchange rate movement	31	(45)
Ceded business (3)	(139)	—
Total other changes	(108)	(45)
Net balance as of March 31	11,226	11,300
Reinsurance reserves recoverable (1)	960	1,208
Balance as of March 31	$12,186	$12,508

	As of
	March 31, 2023	December 31, 2022
	(in millions of U.S. dollars)
Reconciliation to Consolidated Balance Sheets:
Losses and loss adjustment expenses	$10,936	$11,721
Losses and loss adjustment expenses, at fair value	1,250	1,286
Total losses and loss adjustment expenses	$12,186	$13,007

Reinsurance balances recoverable on paid and unpaid losses	$883	$856
Reinsurance balances recoverable on paid and unpaid losses - fair value option	265	275
Total reinsurance balances recoverable on paid and unpaid losses	1,148	1,131
Paid losses recoverable	(188)	(135)
Reinsurance reserves recoverable (1)	$960	$996
(1) Excludes paid losses recoverable.
(2) Comprises discount rate and risk margin components.
(3) Represents the settlement of our participation in Atrium’s Syndicate 609 relating to the 2020 and prior underwriting years, comprised of losses and LAE expenses of $173 million, net of reinsurance reserves recoverable of $34 million.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 67

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 6. Losses and Loss Adjustment Expenses

PPD
Reduction in Estimates of Net Ultimate Losses
The following table summarizes the reduction in estimates of net ultimate losses related to prior years by segment and line of business:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in millions of U.S. dollars)
Run-off segment:
Asbestos	$—	$1
Environmental	—	(2)
General casualty	4	(1)
Workers' compensation	(11)	(34)
Marine, aviation and transit	(4)	1
Construction defect	—	(4)
Professional indemnity/Directors and Officers	1	(3)
Property	(3)	13
All Other	(2)	—
Total Run-off segment	(15)	(29)
Total Assumed Life segment	—	(28)
Total Legacy Underwriting segment	—	(1)
Total	$(15)	$(58)
Three Months Ended March 31, 2023:
The reduction in estimates of net ultimate losses of $15 million related to prior periods was driven by $11 million of favorable development on our Run-off segment workers’ compensation line of business as a result of continued favorable claims experience, most notably in the 2021 acquisition year.
Three Months Ended March 31, 2022:
The reduction in estimates of net ultimate losses of $58 million related to prior periods was primarily driven by the Run-off and Assumed Life segments.
The Run-off segment experienced favorable PPD of $29 million which was primarily driven by the workers’ compensation line of business as a result of favorable loss activity in the period, partially offset by adverse PPD on our property line of business due to unfavorable loss emergence relating to construction risks.
The Assumed Life segment experienced favorable PPD of $28 million primarily due to favorable claim activity on our 2021 acquisition year property excess of loss (catastrophe) business.
Changes in Fair Value - Fair Value Option
Three Months Ended March 31, 2023 and 2022:
Changes in the fair value of liabilities related to assumed retroactive reinsurance agreements for which we have elected the fair value option were $20 million and $(98) million for the three months ended March 31, 2023 and 2022, respectively, primarily due to a decline in corporate bond yields in the current period and an increase in corporate bond yields in the comparative period.

Enstar Group Limited | First Quarter 2023 | Form 10-Q                 68

Item 1 | Notes to Consolidated Financial Statements | Note 7. Future Policyholder Benefits

7. FUTURE POLICYHOLDER BENEFITS

The provision for future policyholder benefits includes provisions for life contingent liabilities assumed as well as other policy benefits for insureds. The future policyholder benefits are equal to the present value of the future benefits payments and related expenses less the present value of future net premiums.
We adopted ASU 2018-12 effective January 1, 2023 using the modified retrospective transition approach, with a transition date of September 1, 2021. This is the date that we acquired Enhanzed Re through a step acquisition and consolidated Enhanzed Re’s existing assets and liabilities, including all of our future policyholder benefit contracts. The effects of the adoption as of the transition date and through December 31, 2021 were not material, primarily due to the overall consistency of the interest rate assumption that was previously established based on investment yields (net of related investment expenses) expected as of September 1, 2021 compared to the upper-medium grade fixed-income instrument yield, as applied under ASU 2018-12, as of the same dates.
The assumed liabilities for future policyholder benefits are comprised primarily of in-payment annuity contract liabilities, which are classified as limited-payment contracts. The balances of and changes in liability for future policyholder benefits is as follows:

	Three Months Ended
	March 31,
	2023	2022
	(in millions of U.S. dollars)
Balance as of January 1 (1)	$821	$1,502
Interest accretion and other policyholder benefit expenses	—	12
Benefits paid	(6)	(15)
Recapture of assumed liabilities by ceding company	—	(34)
Terminations (surrenders)	—	(3)
Effect of exchange rate movement	13	(26)
Derecognition (2)	(828)	—
Effect of changes in discount rate	—	(45)
Balance as of March 31	—	1,391
(1) The liability for future policyholder benefits as of January 1, 2023 and January 1, 2022 has been adjusted by $363 million and $0, respectively, for the impact of adopting ASU 2018-12 due to the effect of remeasuring the liabilities using an upper medium grade fixed-income instrument yield. The January 1, 2023 adjustment was reflected through an increase in other comprehensive income of $363 million due to changes in the discount rate during 2022, of which $90 million was attributable to NCI. There was no adjustment to the January 1, 2022 amount given the proximity of the acquisition of a controlling interest in Enhanzed Re on September 1, 2021, in which we recorded the liabilities at fair value in accordance with purchase accounting requirements. The corresponding balance as of September 30, 2021 would be the amount recorded as of December 31, 2021 given our one quarter reporting lag for Enhanzed Re. Furthermore, interest rate movements in this one month period were inconsequential.
(2) In November 2022, we completed a novation of the reinsurance closed block of life annuity policies, which was recorded in our first quarter 2023 results due to a one quarter reporting lag. See below for additional information.
For the three months ended March 31, 2022, we recognized $14 million of gross premiums. There were no gross premiums recognized for the three months ended March 31, 2023.
As required by the adoption of ASU 2018-12, discount rate assumptions associated with liability remeasurement are updated at each reporting period to reflect the current upper-medium grade fixed-income instrument yield, with changes in the interest rate from inception to current period reported through accumulated other comprehensive loss.
We have designed a discount rate methodology to incorporate the currency and duration characteristics of the liabilities. For interest accretion, interest rates are fixed at inception. Significant assumptions to the calculation of future policyholder benefits also include mortality, mortality improvement, and timing of cash flow payments. The assumptions are reviewed at least annually. During 2022, we undertook a review of all significant assumptions and did not make any changes to the mortality improvement, mortality improvement, or timing of cash flow payments as actual experience was materially consistent with established assumptions for the same date. Accordingly, there was
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 69

Item 1 | Notes to Consolidated Financial Statements | Note 7. Future Policyholder Benefits

no effect of changes in the liability relating to changes in cash flow assumptions. In addition, the effects of actual variances from expected policyholder behavior experience were not material for the three-month periods ended March 31, 2023 and 2022.
The undiscounted expected future net benefit payments as of March 31, 2022 were $1.6 billion. The weighted-average duration of the liability, interest accretion rate and interest rate for discounting the liability for future policyholder benefits as of March 31, 2022 was 12.6 years, 0.7% and 0.9%, respectively.
Novation of Future Policyholder Benefits
In November 2022, Enhanzed Re completed a novation of the reinsurance closed block of life annuity policies to Monument Re Limited, a subsidiary of Monument Insurance Group Limited (“Monument Re”). We settled the life liabilities and the related assets at carrying value in return for cash consideration of $94 million as of the closing date and recorded other income of $275 million. This amount consists of a reclassification adjustment of the component of AOCI related to the unlocking of the discount rate assumption from the adoption of ASU 2018-12 into earnings. Our net earnings attributable to Enstar were reduced by the amount attributable to Allianz’s 24.9% noncontrolling interest in Enhanzed Re at the time of the transaction and our other income recorded was subject to deferral as profits emerge from the underlying novated business, which is generally over the expected settlement period of the life annuity policies, to account for our preexisting 20% ownership interest in Monument Re.
The following table illustrates the calculation of the gain on novation for the three months ended March 31, 2023:

(in millions of U.S. dollars)
Calculation of carrying value as of transaction closing:
Funds held - directly managed and other assumed reinsurance recoverables	$973
Future policyholder benefits	(828)
Other assumed reinsurance liabilities	(12)
Carrying value of net assets	$133

Calculation of gain on novation (recorded in first quarter 2023):
Cash consideration received	$94
Less: carrying value of net assets	(133)
Add: reclassification of remeasurement of future policyholder benefits from AOCI and NCI (1)	363
Amount deferred relating to 20% ownership interest in Monument Re (2)	(49)
Gain on novation (3)	275
Net earnings attributable to noncontrolling interest	(81)
Gain on novation attributable to Enstar (4)	$194

(1) Comprised of $273 million from AOCI and $90 million from NCI.
(2) Calculated as 20% of the net Enstar transaction gain of $243 million (representing $324 million, consisting of the $39 million loss when comparing cash consideration to carrying value plus the $363 million reclassification benefit, less Allianz’s 24.9% share equal to $81 million).
(3) Recognized in other income in our condensed consolidated statements of earnings.
(4) Recognized in net earnings in our condensed consolidated statements of earnings.

Enstar Group Limited | First Quarter 2023 | Form 10-Q                 70

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 8. Defendant Asbestos and Environmental Liabilities

8. DEFENDANT ASBESTOS AND ENVIRONMENTAL LIABILITIES

The carrying value of the defendant asbestos and environmental liabilities (“defendant A&E liabilities”), insurance recoveries, future estimated expenses and the fair value adjustments related to DCo and Morse TEC was as follows:

	March 31, 2023	December 31, 2022
	(in millions of U.S. dollars)
Defendant A&E liabilities:
Defendant asbestos liabilities	$772	$786
Defendant environmental liabilities	10	10
Estimated future expenses	34	35
Fair value adjustments	(220)	(224)
Defendant A&E liabilities	596	607

Insurance balances recoverable:
Insurance recoverables related to defendant asbestos liabilities (net of allowance: 2023 and 2022 - $5)	222	224
Fair value adjustments	(46)	(47)
Insurance balances recoverable	176	177

Net liabilities relating to defendant A&E exposures	$420	$430
The table below provides a consolidated reconciliation of the beginning and ending liability for defendant A&E liabilities:

	Three Months Ended
	March 31,
	2023	2022
	(in millions of U.S. dollars)
Balance as of beginning of period	$607	$638
Insurance balances recoverable	(177)	(213)
Net balance as of beginning of period	430	425
Total net (paid claims) recoveries	(11)	16
Amounts recorded in other income:
Reduction in estimates of ultimate net liabilities	(2)	(3)
Reduction in estimated future expenses	(1)	—
Amortization of fair value adjustments	4	1
Total other expense	1	(2)
Net balance as of March 31	420	439
Insurance balances recoverable	176	192
Balance as of March 31	$596	$631
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 71

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 9. Fair Value Measurements

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
There have been no material changes in our valuation techniques during the period represented by these condensed consolidated financial statements.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 72

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 9. Fair Value Measurements

We have categorized our assets and liabilities that are recorded at fair value on a recurring basis among levels based on the observability of inputs, or at fair value using NAV per share (or its equivalent) as follows:

	March 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured Using NAV as Practical Expedient	Total Fair Value
	(in millions of U.S. dollars)
Investments:
Short-term and fixed maturity investments:
U.S. government and agency	$—	$475	$—	$—	$475
U.K. government	—	72	—	—	72
Other government	—	301	—	—	301
Corporate	—	4,752	—	—	4,752
Municipal	—	193	—	—	193
Residential mortgage-backed	—	558	—	—	558
Commercial mortgage-backed	—	1,079	—	—	1,079
Asset-backed	—	1,022	—	—	1,022
	$—	$8,452	$—	$—	$8,452

Other assets included within funds held - directly managed	$—	$15	$—	$—	$15
Equities:
Publicly traded equity investments	$271	$35	$—	$—	$306
Exchange-traded funds	415	—	—	—	415
Privately held equity investments	—	—	317	40	357
	$686	$35	$317	$40	$1,078
Other investments:
Hedge funds	$—	$—	$—	$584	$584
Fixed income funds	—	93	—	457	550
Equity funds	—	4	—	—	4
Private equity funds	—	—	—	1,353	1,353
CLO equities	—	140	—	—	140
CLO equity funds	—	—	—	212	212
Private credit funds	—	—	—	351	351
Real estate debt fund	—	—	—	223	223
	$—	$237	$—	$3,180	$3,417
Total Investments	$686	$8,739	$317	$3,220	$12,962

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$265	$—	$265

Funds held by reinsured companies:	$—	$—	$54	$—	$54

Other Assets:
Derivatives qualifying as hedging	$—	$1	$—	$—	$1
Derivatives not qualifying as hedging	—	16	—	—	16
Derivative instruments	$—	$17	$—	$—	$17

Losses and LAE:	$—	$—	$1,250	$—	$1,250

Other Liabilities:
Derivatives qualifying as hedging	$—	$11	$—	$—	$11
Derivatives not qualifying as hedging	$—	$1	$—	$—	$1
Derivative instruments	$—	$12	$—	$—	$12
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 73

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 9. Fair Value Measurements

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured Using NAV as Practical Expedient	Total Fair Value
	(in millions of U.S. dollars)
Investments:
Short-term and fixed maturity investments:
U.S. government and agency	$—	$516	$—	$—	$516
U.K government	—	82	—	—	82
Other government	—	462	—	—	462
Corporate	—	5,286	—	—	5,286
Municipal	—	211	—	—	211
Residential mortgage-backed	—	552	—	—	552
Commercial mortgage-backed	—	1,022	—	—	1,022
Asset-backed	—	914	—	—	914
Structured products	—	586	—	—	586
	—	9,631	—	—	9,631

Other assets included within funds held - directly managed	$—	$54	$—	$—	$54
Equities:
Publicly traded equity investments	$351	$34	$—	$—	$385
Exchange-traded funds	507	—	—	—	507
Privately held equity investments	—	—	319	39	358
	$858	$34	$319	$39	$1,250
Other investments:
Hedge funds	$—	$—	$—	$549	$549
Fixed income funds	—	90	—	457	547
Equity funds	—	3	—	—	3
Private equity funds	—	—	—	1,282	1,282
CLO equities	—	148	—	—	148
CLO equity funds	—	—	—	203	203
Private credit funds	—	—	—	362	362
Real estate debt fund	—	—	—	202	202
	$—	$241	$—	$3,055	$3,296
Total Investments	$858	$9,960	$319	$3,094	$14,231

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$275	$—	$275

Funds held by reinsured companies:	$—	$—	$44	$—	$44

Other Assets:
Derivatives qualifying as hedging	$—	$1	$—	$—	$1
Derivatives not qualifying as hedging	—	5	—	—	5
Derivative instruments	$—	$6	$—	$—	$6

Losses and LAE:	$—	$—	$1,286	$—	$1,286

Other Liabilities:
Derivatives qualifying as hedging	$—	$11	$—	$—	$11
Derivatives not qualifying as hedging	—	1	—	—	1
Derivative instruments	$—	$12	$—	$—	$12
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 74

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
Investments
The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Privately-held Equities	Total	Privately-held Equities	Total

	(in millions of U.S. dollars)
Beginning fair value	$294	$294	$347	$347
Total unrealized losses	(2)	(2)	(2)	(2)
Ending fair value	$292	$292	$345	$345
Net unrealized losses related to Level 3 assets in the table above are included in net unrealized gains (losses) in our condensed consolidated statements of earnings.
There were no transfers to and from Level 2 and Level 3 investments for the three months ended March 31, 2023 and 2022.
Valuation Techniques and Inputs
The table below presents the quantitative information related to the fair value measurements for our privately held equity investments measured at fair value on a recurring and nonrecurring basis using Level 3 inputs:

Qualitative Information about Level 3 Fair Value Measurements
Valuation Techniques	Fair Value as of March 31, 2023	Unobservable Input	Range (Average) (1)
	(in millions of U.S. dollars)
Recurring basis:
Guideline company methodology; Option pricing model	$188	P/BV multiple P/BV (excluding AOCI) multiple Price/LTM earnings multiple Expected term	1.70x-2.3x 1.6x-1.7x 13.3x-15.4x 1-3 years
Dividend discount model; Guideline companies method	77	Discount rate P/BV multiple Price/2023 earnings Price/2024 earnings	15.0% - 16.0% 1.4x - 2.0x 7.5x - 10.4x 6.3x - 6.5x
Guideline companies method; Earnings	27	LTM Enterprise Value/ EBITDA multiples LTM EV/Revenue multiples Multiple on earnings	11.5x - 12.5x 2.5x - 3x 5x
	292
Non-recurring basis:
Cost as approximation of fair value	25	Cost as approximation of fair value
	$317
(1) The average represents the arithmetic average of the inputs and is not weighted by the relative fair value.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 75

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
The following table presents a reconciliation of the beginning and ending balances for the embedded derivative measured at fair value on a recurring basis using Level 3 inputs:

Three Months Ended March 31, 2023
(in millions of U.S. dollars)
Beginning fair value	$44
Total net unrealized gains	10
Ending fair value	$54
Net unrealized gains in the table above are included in net unrealized gains (losses) in our condensed consolidated statements of earnings.
Valuations Techniques and Inputs
The table below presents the quantitative information related to the fair value measurements for the embedded derivative on our funds held by reinsured companies measured at fair value on a recurring basis using Level 3 inputs:

Qualitative Information about Level 3 Fair Value Measurements
Valuation Techniques	Fair Value as of March 31, 2023	Unobservable Input	Average
	(in millions of U.S. dollars)
Monte Carlo simulation model; Discounted cash flow analysis	$54	Volatility rate; Expected loss payments	5.47% $1.1 billion
Insurance Contracts - Fair Value Option
The following table presents a reconciliation of the beginning and ending balances for all insurance contracts measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended March 31,
	2023			2022
	Liability for losses and LAE	Reinsurance balances recoverable	Net	Liability for losses and LAE	Reinsurance balances recoverable	Net
	(in millions of U.S. dollars)
Beginning fair value	$1,286	$275	$1,011	$1,989	$432	$1,557
Incurred losses and LAE:
Increase (reduction) in estimates of ultimate losses	6	1	5	(6)	(2)	(4)
Reduction in provisions for ULAE	(3)	—	(3)	(4)	—	(4)
Changes in fair value due to changes in:
Average payout	14	2	12	5	11	(6)
Corporate bond yield	11	3	8	(114)	(22)	(92)
Total change in fair value	25	5	20	(109)	(11)	(98)
Total incurred losses and LAE	28	6	22	(119)	(13)	(106)
Paid losses	(78)	(17)	(61)	(80)	(28)	(52)
Effect of exchange rate movements	14	1	13	(26)	(3)	(23)
Ending fair value	$1,250	$265	$985	$1,764	$388	$1,376
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 76

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 9. Fair Value Measurements

Below is a summary of the quantitative information regarding the significant observable and unobservable inputs used in the internal model to determine fair value on a recurring basis:

Valuation Technique		March 31, 2023	December 31, 2022
	Unobservable (U) and Observable (O) Inputs	Weighted Average
Internal model	Corporate bond yield (O)	A Rated	A Rated
Internal model	Credit spread for non-performance risk (U)	0.65%	0.65%
Internal model	Risk cost of capital (U)	5.10%	5.10%
Internal model	Weighted average cost of capital (U)	8.25%	8.25%
Internal model	Average payout - liability (U)	7.96 years	7.89 years
Internal model	Average payout - reinsurance balances recoverable on paid and unpaid losses (U)	7.84 years	7.71 years
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
Disclosure of Fair Values for Financial Instruments Carried at Cost
Senior and Subordinated Notes
The following table presents the fair values of our Senior and Subordinated Notes carried at amortized cost:

	March 31, 2023
	Amortized Cost	Fair Value
	(in millions of U.S. dollars)
4.95% Senior Notes due 2029	$496	$468
3.10% Senior Notes due 2031	495	387
Total Senior Notes	$991	$855
5.75% Junior Subordinated Notes due 2040	$345	$289
5.50% Junior Subordinated Notes due 2042	494	357
Total Subordinated Notes	$839	$646
The fair value of our Senior Notes and our Subordinated Notes was based on observable market pricing from a third party pricing service.
Both the Senior and Subordinated Notes are classified as Level 2.
Insurance Contracts
Disclosure of fair value of amounts relating to insurance contracts is not required, except those for which we elected the fair value option, as described above.
Remaining Financial Assets and Liabilities
Our remaining financial assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature approximates fair value as of March 31, 2023 and December 31, 2022.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 77

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 10. Variable Interest Entities

10. VARIABLE INTEREST ENTITIES

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
We have elected to recognize the results of the GCM Fund on a one quarter lag due to anticipated delays in obtaining timely financial information. As of March 31, 2023, $32 million of the initial commitment has been called. The carrying amounts of the assets and liabilities of the GCM Fund are presented within existing captions on our consolidated balance sheet as of March 31, 2023. Net investment income, changes in the fair value of assets and liabilities of the GCM Fund and management fees will be presented within existing captions in the consolidated statements of earnings. Such amounts are immaterial for the three months ended March 31, 2023.
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
The assets of Enstar are not available to the creditors of the GCM Fund.
Nonconsolidated VIEs
The tables below present the fair value of our investments in nonconsolidated VIEs as well as our maximum exposure to loss associated with these VIEs:

	March 31, 2023			December 31, 2022
	Fair Value	Unfunded Commitments	Maximum Exposure to Loss	Fair Value	Unfunded Commitments	Maximum Exposure to Loss
	(in millions of U.S. dollars)
Equities
Publicly traded equity investment in common stock	$53	$—	$53	$52	$—	$52
Privately Held Equity	25	—	25	25	—	25
Total	$78	$—	$78	$77	$—	$77
Other investments
Hedge funds	$584	$—	$584	$549	$—	$549
Fixed income funds	274	25	299	277	33	310
Private equity funds	1,115	650	1,765	1,210	911	2,121
CLO equity funds	212	—	212	203	—	203
Private credit funds	83	198	281	79	149	228
Real estate funds	223	510	733	203	529	732
Total	$2,491	$1,383	$3,874	$2,521	$1,622	$4,143
Total investments in nonconsolidated VIEs	$2,569	$1,383	$3,952	$2,598	$1,622	$4,220
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 78

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 11. Noncontrolling Interests

11. NONCONTROLLING INTERESTS

Redeemable Noncontrolling Interests
The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the redeemable non-controlling interests (“RNCI”):

	Three Months Ended
	March 31,
	2023	2022
	(in millions of U.S. dollars)
Balance at beginning of period	$168	$179
Net earnings attributable to RNCI	1	5
Change in unrealized gains (losses) on AFS investments attributable to RNCI	1	(3)
Balance as of March 31	$170	$181

Noncontrolling Interests
As of March 31, 2023 and December 31, 2022, we had $7 million and $186 million, respectively, of non-controlling interests (“NCI”) primarily related to external interests in two (December 31, 2022: three) of our subsidiaries.
On December 28, 2022, Enhanzed Re repurchased the entire 24.9% ownership interest Allianz held in Enhanzed Re for $174 million. We recorded the impact of reclassifying the carrying value of the NCI acquired to Enstar shareholders’ equity in our first quarter 2023 results, as we report the results of Enhanzed Re on a one quarter reporting lag.
A reconciliation of the beginning and ending carrying amount of the equity attributable to NCI is included in the condensed consolidated statements of changes in shareholder's equity.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 79

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 12. Shareholders' Equity

12. SHAREHOLDERS' EQUITY

Ordinary Shares
The following is a reconciliation of our beginning and ending ordinary shares:

	Voting Ordinary Shares	Non-Voting Convertible Ordinary Series C Shares	Non-Voting Convertible Ordinary Series E Shares	Total Ordinary Shares
Balance as of December 31, 2022	15,990,338	1,192,941	404,771	17,588,050
Shares issued (1)	20,420	—	—	20,420
Shares repurchased (2)	—	(1,192,941)	(404,771)	(1,597,712)
Balance as of March 31, 2023	16,010,758	—	—	16,010,758
(1) Ordinary Shares issued in relation to share-based compensation plan awards and the Employee Share Purchase Plan.
(2) Ordinary Shares that we have repurchased are subject to immediate retirement, resulting in a reduction to the number of Ordinary Shares issued and outstanding.
Voting Ordinary Shares
Share Repurchases
The following table presents our ordinary shares repurchased under our share repurchase programs:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Ordinary shares repurchased	Average price per ordinary share	Aggregate price	Ordinary shares repurchased	Average price per ordinary share	Aggregate price
	(in millions of U.S. dollars, except for share and per share data)
2021 Repurchase Program (1)	—	$—	$—	162,134	$257.49	$42
2022 Repurchase Program (2)	—	$—	$—	—	$—	$—
Total share repurchases under repurchase programs	—	$—	$—	162,134	$257.49	$42
(1) Our Board approved an ordinary share repurchase program in November 2021 (as subsequently amended, the “2021 Repurchase Program”), not to exceed $100 million in aggregate. The 2021 Repurchase Program was fully utilized as of April 2022.
(2) In May 2022, our Board authorized the repurchase of up to $200 million of our ordinary shares (the “2022 Repurchase Program”), originally effective through May 5, 2023, of which $95 million had been utilized as of December 31, 2022. In February 2023, our Board authorized the repurchase of an additional $105 million of our ordinary shares under the 2022 Repurchase Program and extended the effective date through February 23, 2024. In March 23, 2023, the 2022 Repurchase Program was terminated following the repurchase of our non-voting convertible ordinary shares as described below.
Non-voting Ordinary Shares
Strategic Share Repurchases
In March 2023, we repurchased 1,597,712 of our non-voting convertible ordinary shares held by Canada Pension Plan Investment Board (“CPP Investments”) for an aggregate $341 million, representing a price per share of $213.13 and a 5% discount to the trailing 10-day volume weighted average price of our voting ordinary shares as of the close of business on March 22, 2023. The shares comprise all of our outstanding Series C and Series E non-voting ordinary shares.
Dividends on Preferred Shares
During the three months ended March 31, 2023 and 2022, we declared and paid dividends on Series D Preferred Shares of $7 million and on Series E Preferred Shares of $2 million for both periods.

Enstar Group Limited | First Quarter 2023 | Form 10-Q                 80

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 12. Shareholders' Equity

Accumulated Other Comprehensive Loss
The following table presents details about the tax effects allocated to each component of other comprehensive loss:

	Three Months Ended
	March 31,
	2023			2022
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount
	(in millions of U.S. dollars)
Unrealized losses on fixed income AFS investments arising during the period	$58	$(1)	$57	$(287)	$6	$(281)
Reclassification adjustment for change in allowance for credit losses recognized in net earnings (loss)	(9)	—	(9)	20	(1)	19
Reclassification adjustment for net realized losses (gains) included in net earnings (loss)	27	—	27	15	(1)	14
Change in currency translation adjustment	5	—	5	1	—	1
Remeasurement of future policyholder benefits - change in interest rate	—	—	—	45	—	45
Reclassification adjustment for remeasurement of future policyholder benefits included in net earnings (loss)	(363)	—	(363)	—	—	—
Other comprehensive loss	$(282)	$(1)	$(283)	$(206)	$4	$(202)
The following table presents details of amounts reclassified from accumulated other comprehensive loss:

	Three Months Ended
Details about AOCI components	March 31, 2023	March 31, 2022	Affected Line Item in Statement where Net Earnings are presented
	(in millions of U.S. dollars)
Unrealized (losses) gains on fixed income AFS investments	$(18)	$(35)	Net realized (losses) gains
	(18)	(35)	Total before tax
	—	2	Income tax benefit
	(18)	(33)	Net of tax
Remeasurement of future policyholder benefits	363	—	Other income
Total reclassifications for the period, net of tax	$345	$(33)
Changes in Ownership of Consolidated Subsidiaries
The following table summarizes changes in the ownership interest in consolidated subsidiaries during the periods presented:

	Three months ended
	March 31, 2023	March 31, 2022
	(in millions of U.S. dollars)
Net earnings (loss) attributable to Enstar ordinary shareholders	$424	$(267)
Transfers from noncontrolling interests:
Increase in Enstar’s additional paid-in capital for purchase of noncontrolling interest (1)	9	—
Change from net earnings (loss) attributable to Enstar ordinary shareholders and net transfers from Noncontrolling interests	$433	$(267)
(1) The transfer from the noncontrolling interests for the three months ended March 31, 2023 relates to the repurchase of the entire 24.9% ownership interest Allianz held in Enhanzed Re.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 81

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 13. Earnings Per Share

13. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per ordinary share:

	Three Months Ended
	March 31,
	2023	2022
	(in millions of U.S. dollars, except share and per share data)
Numerator:
Net (loss) earnings attributable to Enstar ordinary shareholders:	$424	$(267)

Denominator:
Weighted-average ordinary shares outstanding — basic (1)	16,980,240	17,578,019
Effect of dilutive securities:
Share-based compensation plans (2)	120,714	207,102
Weighted-average ordinary shares outstanding — diluted (3)	17,100,954	17,785,121

(Loss) earnings per share attributable to Enstar ordinary shareholders:
Basic	$24.97	$(15.19)
Diluted (3)	$24.79	$(15.19)
(1) Weighted-average ordinary shares for basic (loss) earnings per share includes ordinary shares (voting and non-voting), but excludes ordinary shares held in the Enstar Group Limited Employee Benefit Trust (the "EB Trust") in respect of Joint Share Ownership Plan ("JSOP") awards.
(2) Share-based dilutive securities include restricted shares, restricted share units, and performance share units. Certain share-based compensation awards were excluded from the calculation for the three months ended March 31, 2023 and 2022 because they were anti-dilutive. The ordinary shares held in the EB Trust in respect of JSOP awards were also excluded because they are treated as held in treasury.
(3) During a period of loss, the basic weighted average ordinary shares outstanding is used in the denominator of the diluted loss per ordinary share computation as the effect of including potentially dilutive securities would be anti-dilutive.

Enstar Group Limited | First Quarter 2023 | Form 10-Q                 82

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 14. Related Party Transactions

14. RELATED PARTY TRANSACTIONS

The following tables summarize our related party balances and transactions. Additional details about the nature of our relationships and transactions are disclosed in Note 23 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

As of March 31, 2023	Stone Point (1) (2)	Northshore	Monument	AmTrust	Citco	Core Specialty	Other (3)
	(in millions of U.S. dollars)
Assets
Fixed maturities, trading, at fair value	$83	$—	$—	$—	$—	$—	$—
Fixed maturities, AFS, at fair value	449	—	—	—	—	—	—
Equities, at fair value	146	37	—	188	—	—	—
Other investments, at fair value	494	—	—	—	—	—	1,994
Equity method investments	—	—	111	—	61	222	16
Total investments	1,172	37	111	188	61	222	2,010
Cash and cash equivalents	26	—	—	—	—	—	—
Funds held by reinsured company	—	9	—	—	—	24	—
Other assets	2	—	—	—	—	4	—
Liabilities
Losses and LAE	—	10	—	—	—	288	—
Insurance and reinsurance balances payable	—	—	—	—	—	16	—
Other liabilities	1	—	—	—	—	—	—
Net assets (liabilities)	$1,199	$36	$111	$188	$61	$(54)	$2,010
Redeemable noncontrolling interests	$163	$—	$—	$—	$—	$—	$—
(1) As of March 31, 2023, investment funds managed by Stone Point Capital LLC ("Stone Point") own 1,546,196 of our Voting Ordinary Shares, which constitutes 9.7% of our outstanding Voting Ordinary Shares.
(2) As of March 31, 2023, we had unfunded commitments of $126 million to other investments, and $13 million to privately held equity managed by Stone Point and its affiliated entities.
(3) Other related party investments include investments in limited partnerships and partnership-like limited liabilities companies, for which had we not elected the fair value option, would be accounted for as equity method investments. We have disclosed our investments in these entities on an aggregated basis as they are individually immaterial.
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 83

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 14. Related Party Transactions

As of December 31, 2022	Stone Point	Northshore	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
Assets
Short-term investments, AFS, at fair value	$1	$11	$—	$—	$—	$—	$—
Fixed maturities, trading, at fair value	85	148	—	—	—	—	—
Fixed maturities, AFS, at fair value	447	—	—	—	—	—	—
Equities, at fair value	148	37	—	190	—	—	—
Other investments, at fair value	467	14	—	—	—	—	1,918
Equity method investments	—	—	110	—	60	211	16
Total investments	1,148	210	110	190	60	211	1,934
Cash and cash equivalents	37	20	—	—	—	—	—
Restricted cash and cash equivalents	—	2	—	—	—	—	—
Reinsurance balances recoverable on paid and unpaid losses	—	36	—	—	—	2	—
Funds held by reinsured company	—	31	—	—	—	25	—
Other assets	—	21	—	—	—	5	—
Liabilities
Losses and LAE	—	183	—	—	—	334	—
Insurance and reinsurance balances payable	—	22	—	—	—	11	—
Other liabilities		76	—	—	—	—	—
Net assets (liabilities)	$1,185	$39	$110	$190	$60	$(102)	$1,934
Redeemable noncontrolling interests	$161	$—	$—	$—	$—	$—	$—

	Three Months Ended
	March 31, 2023
	Stone Point	Northshore	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
INCOME
Net investment income	$5	$—	$—	$2	$—	$—	$2
Net realized gains	1	—	—	—	—	—	—
Net unrealized gains (losses)	14	—	—	(2)	—	—	44
Total income	20	—	—	—	—	—	46

EXPENSES
Net incurred losses and LAE	—	—	—	—	—	(10)	—
Total expenses	—	—	—	—	—	(10)	—

(Losses) earnings from equity method investments	—	—	(1)	—	1	11	—
Total net earnings (loss)	$20	$—	$(1)	$—	$1	$21	$46

Enstar Group Limited | First Quarter 2023 | Form 10-Q                 84

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 14. Related Party Transactions

	Three Months Ended
	March 31, 2022
	Stone Point	Northshore	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
INCOME
Net premiums earned	$—	$3	$—	$—	$—	$(1)	$—
Net investment income	2	4	—	2	—	—	—
Net unrealized losses	(11)	(6)	—	(2)	—	—	(37)
Other income	—	1	—	—	—	3	—
Total (loss) income	(9)	2	—	—	—	2	(37)

EXPENSES
Net incurred losses and LAE	—	1	—	—	—	—	—
Acquisition costs	—	—	—	—	—	(1)	—
General and administrative expenses	—	1	—	—	—	—	—
Total expenses	—	2	—	—	—	(1)	—

Earnings from equity method investments	—	—	24	—	1	6	—
Total net (loss) earnings	$(9)	$—	$24	$—	$1	$9	$(37)

Enstar Group Limited | First Quarter 2023 | Form 10-Q                 85

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
As of March 31, 2023, we had funds held concentrations to reinsured companies exceeding 10% of shareholders’ equity of $3.8 billion (December 31, 2022: $5.0 billion) in aggregate. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us.
We limit the amount of credit exposure to any one counterparty, and none of our counterparty credit exposures, excluding U.S. government instruments and the counterparties noted above, exceeded 10% of shareholders’ equity as of March 31, 2023. Our credit exposure to the U.S. government was $901 million as of March 31, 2023 (December 31, 2022: $945 million).
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
Unfunded Investment Commitments
As of March 31, 2023, we had unfunded commitments of $1.7 billion to other investments and $18 million to privately held equity.
Guarantees
As of March 31, 2023, parental guarantees supporting reinsurance obligations, defendant A&E liabilities, subsidiary capital support arrangements and credit facilities were $2.3 billion. We also guarantee the 2040 and 2042 Junior Subordinated Notes, which have an aggregate principal amount of $850 million as of March 31, 2023.
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

Enstar Group Limited | First Quarter 2023 | Form 10-Q                 86

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 16. Subsequent Events

16. SUBSEQUENT EVENTS

QBE LPT
On April 7, 2023, certain of our wholly-owned subsidiaries closed a LPT agreement with certain subsidiaries of QBE Insurance Group Limited (“QBE”), relating to a diversified portfolio of business underwritten between 2020 and 2018. The reinsurance agreement requires our subsidiaries to assume subject loss reserves of $1.9 billion and provide $900 million of cover in excess of the ceded reserves. Upon closing, a portion of the portfolio currently underwritten via QBE’s Lloyd’s syndicates 386 and 2999 was reinsured to Enstar’s Syndicate 2008. The amount of net loss reserves assumed, as well as the settlement and limit amounts provided in the master agreement, will be adjusted for claims paid between January 1, 2023 and April 7, 2023, pursuant to the terms of the contract.
RACQ
On February 21, 2023, one of our wholly-owned subsidiaries entered into an agreement with RACQ Insurance Limited (“RACQ”) to reinsure 80% of RACQ’s motor vehicle Compulsory Third Party (“CTP”) insurance liabilities, covering accident years 2021 and prior. The reinsurance agreement is effective as of July 1, 2022. RACQ will cede net reserves of AUD $360 million (USD $245 million), and our subsidiary will provide AUD $200 million (USD $136 million) of additional cover in excess of the ceded reserves. The closing of the transaction is subject to regulatory approval and other closing conditions, which we expect to be completed in the second quarter of 2023.

Enstar Group Limited | First Quarter 2023 | Form 10-Q                 87

Item 4. Controls and Procedures

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Enstar Group Limited | First Quarter 2023 | Form 10-Q                 88

Part II - Other Information

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 15 to our condensed consolidated financial statements, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. The risk factors identified therein have not materially changed.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about ordinary shares acquired by the Company during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Dollar Value) of Shares that May Yet be Purchased Under the Program (1)
				(in millions of U.S. dollars)
Dollar amount available to be repurchased				$200
January 1, 2023 - January 31, 2023	—	$—	—	—
February 1, 2023 - February 28, 2023	—	$—	—	—
March 1, 2023 - March 31, 2023	1,597,712	$213.13	—	—
	1,597,712		—	$—
(1) In May 2022, our Board authorized the repurchase of up to $200 million of our ordinary shares (as subsequently amended, the “2022 Repurchase Program”), effective through May 5, 2023, of which $95 million had been utilized as of December 31, 2022. In February 2023, our Board authorized the repurchase of up to an additional $105 million of our ordinary shares under the 2022 Repurchase Program and extended the effective date through February 23, 2024. In March 2023, we repurchased 1,597,712 of our non-voting convertible ordinary shares held by Canada Pension Plan Investment Board (“CPP Investments”) for an aggregate $341 million, representing a price per share of $213.13. Subsequent to the repurchase of our non-voting convertible ordinary shares, the 2022 Repurchase Program was terminated.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

None.

Enstar Group Limited | First Quarter 2023 | Form 10-Q                 89

Part II - Other Information

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K/A filed on May 2, 2011).
3.2	Sixth Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 15, 2021).
3.3	Certificate of Designations of Series C Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 17, 2016).
3.4	Certificate of Designations of 7.00% fixed-to-floating rate perpetual non-cumulative preference shares, Series D (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 27, 2018).
3.5	Certificate of Designations of 7.00% perpetual non-cumulative preference shares, Series E (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 21, 2018).
10.1	Employment Agreement, dated March 21, 2023, by and between Enstar (US), Inc. and Matthew Kirk (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed on March 24, 2023).
10.2*	Employment Agreement, dated July 1, 2019, by and between Enstar (US), Inc. and David Ni.
10.3*	Amendment No. 1 to Employment Agreement, dated February 4, 2022, by and between Enstar (US), Inc. and David Ni.
10.4	Amendment No. 1 to the Employment Agreement, dated March 21, 2023, by and between Enstar (US), Inc. and Paul Brockman (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K/A filed on March 24, 2023).
10.5	Amendment No. 3 to the Amended and Restated Employment Agreement, dated March 21, 2023, by and between Enstar Group Limited and Orla Gregory (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A filed on March 24, 2023).
10.6	Purchase Agreement, dated March 23, 2023, between Enstar Group Limited and Canada Pension Plan Investment Board (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 28, 2023).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
_______________________________
* filed herewith
** furnished herewith
Enstar Group Limited | First Quarter 2023 | Form 10-Q                 90

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 4, 2023.

ENSTAR GROUP LIMITED

By:	/s/ Matthew Kirk
Matthew Kirk Chief Financial Officer, Authorized Signatory, Principal Financial Officer and Principal Accounting Officer

Enstar Group Limited | First Quarter 2023 | Form 10-Q                 91