Form 10-Q
period 2023-06-30
Enstar Group LTD
filed 2023-08-02
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As at August 1, 2023, the registrant had outstanding 16,031,405 voting ordinary shares, par value $1.00 per share.

Enstar Group Limited
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2023

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
Adjusted BVPS
Adjusted book value per ordinary share - Non-GAAP financial measure calculated by dividing Enstar ordinary shareholders’ equity by the number of ordinary shares outstanding, adjusted for equity awards granted and not yet vested. See “Non-GAAP Financial Measures” for reconciliation.

Adjusted RLE
Adjusted run-off liability earnings - Non-GAAP financial measure calculated by dividing adjusted prior period development by average adjusted net loss reserves. See “Non-GAAP Financial Measures” for reconciliation.

Adjusted ROE
Adjusted return on equity - Non-GAAP financial measure calculated by dividing adjusted operating income (loss) attributable to Enstar ordinary shareholders by adjusted opening Enstar ordinary shareholders’ equity. See “Non-GAAP Financial Measures” for reconciliation.

Adjusted TIR
Adjusted total investment return - Non-GAAP financial measure calculated by dividing adjusted total investment return by average adjusted total investable assets. See “Non-GAAP Financial Measures” for reconciliation.

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

DCA
Deferred charge asset - The amount by which estimated ultimate losses payable exceed the consideration received at the inception of a retroactive reinsurance agreement and that are subsequently amortized over the estimated loss settlement period.

DGL
Deferred gain liability - The amount by which consideration received exceeds estimated ultimate losses payable at the inception of a retroactive reinsurance agreement and that are subsequently amortized over the estimated loss settlement period.

Dowling Funds	Dowling Capital Partners I, L.P. and Capital City Partners LLC

GLOSSARY OF KEY TERMS

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

Investable assets	The sum of total investments, cash and cash equivalents, restricted cash and cash equivalents and funds held
JSOP	Joint Share Ownership Plan
LAE	Loss adjustment expenses
Lloyd's	This term may refer to either the society of individual and corporate underwriting members that pool and spread risks as members of one or more syndicates, or the Corporation of Lloyd’s, which regulates and provides support services to the Lloyd’s market
LOC	Letters of credit
LPT	Loss Portfolio Transfer - Retroactive reinsurance transaction in which loss obligations that are already incurred are ceded to a reinsurer, subject to any stipulated limits
Monument Re	Monument Insurance Group Limited
Morse TEC	Morse TEC LLC
NAV	Net asset value
NCI	Noncontrolling interests
New business	Material transactions, other than business acquisitions, which generally take the form of reinsurance or direct business transfers.
Northshore	Northshore Holdings Limited
OLR	Outstanding loss reserves - Provisions for claims that have been reported and accrued but are unpaid at the balance sheet date.
Parent Company	Enstar Group Limited, excluding its consolidated subsidiaries
pp	Percentage point(s)
PPD	Prior period development - Changes to loss estimates recognized in the current calendar year that relate to loss reserves established in previous calendar years.
Private equity funds	Investments in limited partnerships and limited liability companies
QBE	QBE Insurance Group Limited
QTD	Quarter-to-date
RACQ	RACQ Insurance Limited
Reinsurance to close (RITC)	A business transaction to transfer estimated future liabilities attached to a given year of account of a Lloyd's syndicate into a later year of account of either the same or different Lloyd's syndicate in return for a premium.

GLOSSARY OF KEY TERMS

Reserves for losses and LAE	Management's best estimate of the ultimate cost of settling losses as of the balance sheet date. This includes OLR and IBNR.
Retroactive reinsurance	Contracts that provide indemnification for losses and LAE with respect to past loss events.
RLE	Run-off liability earnings – GAAP-based financial measure calculated by dividing prior period development by average net loss reserves.
RNCI	Redeemable noncontrolling interests
ROE	Return on equity - GAAP-based financial measure calculated by dividing net earnings (loss) attributable to Enstar ordinary shareholders by opening Enstar ordinary shareholders’ equity
Run-off	A line of business that has been classified as discontinued by the insurer that initially underwrote the given risk
Run-off portfolio	A group of insurance policies classified as run-off.
SEC	U.S. Securities and Exchange Commission
SGL No. 1	SGL No. 1 Limited
StarStone International	StarStone's non-U.S. operations
StarStone U.S.	StarStone U.S. Holdings, Inc. and its subsidiaries
Stone Point	Stone Point Capital LLC
TIR	Total investment return - GAAP financial measure calculated by dividing total investment return recognized in earnings for the applicable period by average total investable assets
Trident V Funds	Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P.
U.S. GAAP	Accounting principles generally accepted in the United States of America
ULAE	Unallocated loss adjustment expenses - Loss adjustment expenses relating to run-off costs for the estimated payout of the run-off, such as internal claim management or associated operational support costs.
Unearned premium	The unexpired portion of policy premiums that will be earned over the remaining term of the insurance contract.
VIE	Variable interest entities
YTD	Year-to-date
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
The following discussion and analysis of our financial condition as of June 30, 2023 and our results of operations for the three and six months ended June 30, 2023 and 2022 should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022.
Some of the information contained in this discussion and analysis or included elsewhere in this quarterly report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under "Cautionary Statement Regarding Forward-Looking Statements," Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 8

Item 2 | Management's Discussion and Analysis | Operational Highlights

Operational Highlights

Our consolidated results reflect our ongoing provision of capital release solutions to our clients by acquiring and managing seasoned liabilities relating to both their continuing and discontinued portfolios.
Operational highlights for the six months ended June 30, 2023 include:
Transactions

•In April 2023, certain of our wholly-owned subsidiaries completed a LPT agreement with certain subsidiaries of QBE Insurance Group Limited (“QBE”), relating to a diversified portfolio of business underwritten between 2010 and 2020. Upon closing, a portion of the portfolio currently underwritten via QBE’s Lloyd’s Syndicates 386 and 2999 was reinsured to Enstar’s Syndicate 2008.
As a result of this LPT transaction, we assumed net loss reserves of $2.0 billion in exchange for consideration of $1.9 billion1, and recorded a $179 million deferred charge asset (“DCA”).
•In June 2023, one of our wholly-owned subsidiaries completed an agreement with RACQ Insurance Limited (“RACQ”) to reinsure 80% of RACQ’s motor vehicle Compulsory Third Party (“CTP”) insurance liabilities, covering accident years 2021 and prior.
At closing, we assumed net loss reserves of $179 million in exchange for consideration of $179 million1.
•During the second quarter of 2023, we assumed active claims management control on a 2022 LPT transaction with Argo Group International Holdings, Ltd. (“Argo”) pursuant to terms of the agreement.
Completed Unwind of Enhanzed Re’s Reinsurance Transactions

•In November 2022, our subsidiary Enhanzed Reinsurance Ltd. (“Enhanzed Re”) completed a novation of the reinsurance of a closed block of life annuity policies to Monument Re Limited, a subsidiary of Monument Insurance Group Limited (“Monument Re”).
◦Given our one quarter lag in reporting Enhanzed Re’s results, we recognized a $275 million net gain on novation within other income in the first quarter of 2023, which was comprised of2:
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
◦Our net earnings attributable to Enstar were further reduced by $81 million, representing the amount attributable to Allianz SE’s (“Allianz”) 24.9% noncontrolling interest in Enhanzed Re at the time of the transaction. In total, first quarter 2023 net earnings attributable to Enstar from this novation transaction were $194 million.
•On December 28, 2022, Enhanzed Re repurchased the entire 24.9% ownership interest Allianz held in Enhanzed Re for $175 million, which was based on the final net book value of Enhanzed Re as of December 31, 2022. Enhanzed Re is now a wholly-owned subsidiary of Enstar.
•Following the completion of these transactions, we concluded the unwind of Enhanzed Re, achieving an inception to date return from Enhanzed Re of 24%.
1 Refer to Note 2 to our condensed consolidated financial statements for further details, including the composition of consideration received.
2 Refer to “Assumed Life” section for further details.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 9

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
•In May 2023, we amended and restated our existing revolving credit agreement to increase the total commitments under the revolving credit facility from $600 million to $800 million, with the option to request additional commitments up to an aggregate amount of $200 million. Under the amended facility, we may borrow revolving loans or request the issuance of syndicated or fronted letters of credit.
•In June 2023, we received an upgrade from Standard & Poor’s (“S&P”) on our long-term issuer credit rating to BBB+, with a stable outlook.

Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 10

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Consolidated Results of Operations - For the Three and Six Months Ended June 30, 2023 and 2022

Primary GAAP Financial Measures
We use the following GAAP measures to manage the company and monitor our performance:
•Net earnings and net earnings attributable to Enstar ordinary shareholders, which collectively provide a measure of our performance focusing on underwriting, investment and expense results;
•Comprehensive income attributable to Enstar, which provides a measure of the total return, including unrealized gains and losses on fixed maturities, AFS investments, as well as other elements of other comprehensive income;
•Book value per share (“BVPS”), which we use to measure the value of our company over time;
•Return on equity (“ROE”), which measures our profitability by dividing our earnings attributable to Enstar ordinary shareholders by Enstar ordinary shareholders’ equity;
•Total investment return (“TIR”), which measures the rate of return we obtain, both realized and unrealized, on our investments; and
•Run-off liability earnings (“RLE”) and RLE %, which measure both the dollar amount of prior period development on our acquired portfolios (RLE) and the percentage of prior period development relative to average net loss reserves, calculated by dividing our prior period net incurred losses and LAE by our average net loss reserves (RLE %).

Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 11

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

The following table sets forth certain condensed consolidated financial information:

	Three Months Ended				Six Months Ended
	June 30,		$ / pp Change		June 30,		$ / pp Change
	2023	2022			2023	2022
	(in millions of U.S. dollars, except per share data)
Underwriting Results
Net premiums earned	$7	$14	$(7)		$15	$48	$(33)
Net incurred losses and LAE
Current period	3	13	(10)		13	26	(13)
Prior period	(10)	(159)	149		(20)	(335)	315
Total net incurred losses and LAE	(7)	(146)	139		(7)	(309)	302
Policyholder benefit expenses	—	6	(6)		—	18	(18)
Acquisition costs	4	12	(8)		6	20	(14)

Investment Results
Net investment income	172	106	66		328	186	142
Net realized gains (losses)	17	(38)	55		(19)	(75)	56
Net unrealized (losses) gains	(44)	(591)	547		180	(972)	1,152
Earnings from equity method investments	14	1	13		25	32	(7)

Other income	2	23	(21)		282	37	245
Amortization of net deferred charge assets	24	21	3		41	39	2
General and administrative expenses	85	83	2		174	168	6
					$—
NET EARNINGS (LOSS)	39	(467)	506		558	(714)	1,272
Net (earnings) loss attributable to noncontrolling interests	(9)	42	(51)		(95)	31	(126)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$21	$(434)	$455		$445	$(701)	$1,146

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSTAR	$38	$(557)	$595		$277	$(1,022)	$1,299

GAAP measures:
ROE	0.5%	(8.2)%	8.7	pp	10.0%	(12.1)%	22.1	pp
Annualized ROE					19.9%	(24.1)%	44.0	pp
RLE					0.2%	2.7%	(2.5)	pp
Annualized TIR					6.1%	(12.8)%	18.9	pp

Non-GAAP measures:
Adjusted ROE*	2.1%	(1.6)%	3.7	pp	8.6%	(2.7)%	11.3	pp
Annualized Adjusted ROE*					17.2%	(5.4)%	22.6	pp
Adjusted RLE *					0.3%	1.4%	(1.1)	pp
Annualized Adjusted TIR*					5.6%	(0.8)%	6.4	pp
					As of		$ Change
					June 30, 2023	December 31, 2022
GAAP measure:
BVPS					$284.76	$262.24	$22.52

Non-GAAP measure:
Adjusted BVPS*					$279.37	$258.92	$20.45
pp - Percentage point(s)
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 12

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Overall Results
Three Months Ended June 30, 2023 versus 2022:
Net earnings attributable to Enstar ordinary shareholders for the three months ended June 30, 2023 were $21 million, in comparison to a net loss of $434 million in the comparative quarter, as a result of:
•A favorable total investment return of $159 million for the three months ended June 30, 2023, in comparison to a negative total investment return of $522 million for the comparative quarter, consisting of the aggregate of net investment income, net realized gains (losses), net unrealized gains (losses) and earnings from equity method investments. The total investment return was driven by:
◦Net realized and unrealized gains on our other investments, including equities of $62 million, in comparison to net realized and unrealized losses in the comparative quarter of $220 million, as a result of improved global equity market performance and tightening of high yield credit spreads for the three months ended June 30, 2023;
◦An increase in net investment income of $66 million, consistent with the increasing investment income we have earned on a sequential quarterly basis, primarily due to reinvestment of fixed maturities at higher yields, deployment of consideration received from deals closed in the second half of 2022 and the first half of 2023 and the impact of rising interest rates on our fixed maturities securities that are subject to floating interest rates; and
◦Net realized and unrealized losses on our fixed maturities of $89 million for the three months ended June 30, 2023, compared to net realized and unrealized losses on our fixed maturities of $409 million for the three months ended June 30, 2022. The net result for the three months ended June 30, 2023 was favorable on a comparative basis due to the significant increase in interest rates that occurred during the comparative quarter.
This was partially offset by:
•A decrease of $149 million in favorable development in net incurred losses and LAE for prior periods in comparison to the three months ended June 30, 2022. Second quarter 2023 net favorable development of $10 million was primarily due to a reduction in our estimates of net ultimate losses of $8 million and an $8 million decrease in the fair value of our 2017 and 2018 LPT liabilities where we elected the fair value option, partially offset by fair value adjustment (“FVA”) amortization. Second quarter 2022 net favorable development of $159 million was primarily due to a reduction in our estimates of net ultimate losses and provisions for ULAE of $116 million and a $48 million reduction in the fair value of liabilities where we elected the fair value option due to an increase in second quarter 2022 interest rates. This resulted in RLE of 0.1% for the three months ended June 30, 2023 in comparison to RLE of 1.3% in the comparative quarter.
The above factors contributed to net earnings of $39 million for the three months ended June 30, 2023 as compared to a net loss of $467 million in the comparative quarter, as well as net earnings attributable to Enstar ordinary shareholders of $21 million as compared to net losses attributable to Enstar ordinary shareholders of $434 million in the comparative quarter.
As a result of the current quarter net earnings attributable to Enstar as noted above, our ROE increased by 8.7 pp.
Comprehensive income attributable to Enstar for the three months ended June 30, 2023 was $38 million as compared to comprehensive net loss of $557 million in the comparative quarter. The second quarter 2023 comprehensive income was primarily due to net earnings of $39 million and an out of period adjustment to reclassify $21 million for the change in net incurred losses and LAE relating to our credit risk3 (which is a component of the discount rate), partially offset by unrealized losses on fixed maturities, AFS, net of reclassification adjustments, of $9 million. The unrealized losses on our fixed maturities, AFS, combined with our favorable investment results, described above, contributed to a net favorable Annualized TIR of 3.0% for the three months ended June 30, 2023, in comparison to a negative Annualized TIR of (15.2)% in the comparative quarter.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.
3 The impact of the out of period adjustment increased net incurred losses and LAE by $21 million and other comprehensive income (“OCI”) by $21 million, which had a net neutral impact on total comprehensive income. Refer to Note 1 to our condensed consolidated financial statements for further details.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 13

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Six Months Ended June 30, 2023 versus 2022:
Net earnings attributable to Enstar ordinary shareholders for the six months ended June 30, 2023 were $445 million, in comparison to a net loss of $701 million in the comparative period, as a result of:
•A favorable total investment return of $514 million for the six months ended June 30, 2023, in comparison to a negative total investment return of $829 million for the comparative period, consisting of the aggregate of net investment income, net realized gains (losses), unrealized gains (losses) and earnings from equity method investments. The total investment return was primarily driven by:
◦Net realized and unrealized gains on our other investments, including equities of $209 million, in comparison to net realized and unrealized losses in the comparative period of $304 million, as a result of strong global equity market performance, particularly in the first quarter of 2023, and tightening high yield credit spreads for the six months ended June 30, 2023, compared to the challenging market environment for the six months ended June 30, 2022;
◦An increase in net investment income of $142 million, consistent with the increasing investment income we have earned on a sequential quarterly basis, primarily due to reinvestment of fixed maturities at higher yields, deployment of consideration received from deals closed in the second half of 2022 and the first half of 2023 and the impact of rising interest rates on our fixed maturities that are subject to floating interest rates; and
◦Net realized and unrealized losses on our fixed maturities of $48 million for the six months ended June 30, 2023, in comparison to net realized and unrealized losses in the comparative period of $743 million. The net result was favorable on a comparative basis due to the significant increase in interest rates that occurred during the first half of 2022.
•An increase in other income of $245 million, largely driven by the net gain recognized from the novation of the Enhanzed Re reinsurance of a closed block of life annuity policies.
This was partially offset by:
•A decrease of $315 million in favorable development in net incurred losses and LAE for prior periods in comparison to the prior year comparative period. First half 2023 net favorable development of $20 million was primarily due to a reduction in our estimates of net ultimate losses and provisions for ULAE of $41 million, partially offset by a $12 million increase in the fair value of our 2017 and 2018 LPT liabilities where we elected the fair value option. First half 2022 net favorable development of $335 million was primarily due to a reduction in our estimates of net ultimate losses and provisions for ULAE of $196 million and a $146 million reduction in the fair value of liabilities where we elected the fair value option due to an increase in interest rates during the six months ended June 30, 2022. This resulted in RLE of 0.2% for the six months ended June 30, 2023 in comparison to RLE of 2.7% in the comparative period; and
•Net earnings attributable to noncontrolling interests of $95 million, in comparison to a net loss of $31 million in the comparative period, as a result of recording the portion of the gain on novation of the Enhanzed Re reinsurance of a closed block of life annuity policies attributable to Allianz’s equity interest in Enhanzed Re.
The above factors contributed to net earnings of $558 million for the six months ended June 30, 2023 as compared to a net loss of $714 million in the comparative period, as well as net earnings attributable to Enstar ordinary shareholders of $445 million as compared to net losses attributable to Enstar ordinary shareholders of $701 million in the comparative period.
As a result of the current period net earnings attributable to Enstar as noted above, our ROE increased by 22.1 pp.
Comprehensive income attributable to Enstar for the six months ended June 30, 2023 was $277 million as compared to comprehensive net loss of $1.0 billion in the comparative period. First half 2023 comprehensive income was primarily due to net earnings of $558 million, partially offset by the reclassification adjustment of $363 million associated with the novation described above. Unrealized gains on our fixed maturities, AFS combined with our favorable investment return, described above, contributed to favorable Annualized TIR of 6.1% for the six months ended June 30, 2023, in comparison to a negative Annualized TIR of (12.8)% in the comparative period.
BVPS and Adjusted BVPS* increased by 8.6% and 7.9%, respectively, from December 31, 2022 to June 30, 2023, due to comprehensive income attributable to Enstar for the six months ended June 30, 2023, which contributed 6.2% to both BVPS and Adjusted BVPS*, combined with the repurchase of all our non-voting convertible ordinary shares at a discount to year-end book value.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 14

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

BVPS and Adjusted BVPS* as of December 31, 2022 reported in this Quarterly Report on Form 10-Q reflect the impact of our adoption of ASU 2018-12, which had the effect of retrospectively increasing such measures by $16.04 and $15.83, respectively, from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2022. The higher opening BVPS and Adjusted BVPS* for the year negatively impacted our growth in BVPS and Adjusted BVPS* for the six months ended June 30, 2023, which would have otherwise been 15.7% and 14.9%, respectively. Our future policyholder benefit liabilities, which were adjusted for the retrospective application of ASU 2018-12, were settled in the fourth quarter of 2022 following the completion of the novation as described above, but the transaction was recognized in the first quarter of 2023 as we report the results of Enhanzed Re on a one quarter lag. Consequently, the adoption of ASU 2018-12 had no impact on our BVPS or Adjusted BVPS* as of June 30, 2023.
Similarly, at the time the repurchase of our non-voting convertible ordinary shares was negotiated, the price represented a 13.0% discount to year-end book value as reported in our Annual Report on Form 10-K for the year ended December 31, 2022. Following the adoption of ASU 2018-12 on a retrospective basis, the price paid in the repurchase transaction represented a 23.0% discount to year-end book value as reported in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.

Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 15

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Overall Measures of Performance

BVPS and Adjusted BVPS*

BVPS and Adjusted BVPS* increased by 8.6% and 7.9%, respectively, from December 31, 2022 to June 30, 2023, primarily as a result of comprehensive income attributable to Enstar of $277 million for the six months ended June 30, 2023 and the repurchase of our non-voting convertible ordinary shares at a discount to year-end book value. The adoption of ASU 2018-12 impacted our BVPS and Adjusted BVPS as of December 31, 2022, as described above.

ROE and Adjusted ROE*
Three and Six Months Ended June 30, 2023 versus 2022: ROE increased by 8.7 and 22.1 pp for the three and six months ended June 30, 2023, respectively, primarily due to:
i.decreased net realized and unrealized losses on our fixed maturities for the three and six months ended June 30, 2023 compared to net losses for the equivalent periods ended June 30, 2022, respectively. This contributed 5.7 and 11.7 pp to the increase in ROE for the three and six months ended June 30, 2023, respectively;
ii.net realized and unrealized gains on other investments, including equities, for the three and six months ended June 30, 2023 compared to net losses for the equivalent periods ended June 30, 2022, respectively. This contributed 5.6 and 9.9 pp to the increase in ROE for the three and six months ended June 30, 2023, respectively;
iii.increased other income, comprised primarily of the gain recognized on the novation of the Enhanzed Re reinsurance of a closed block of life annuity policies, which contributed 5.7 pp to the increase in ROE for the six months ended June 30, 2023; and
iv.increased net investment income, which contributed 1.9 and 4.1 pp to the increase in ROE for the three and six months ended June 30, 2023, respectively.
These favorable factors were partially offset by:
iv. decreased favorable prior period development, or RLE, which offset the increase in ROE by 2.8 and 5.3 pp for the three and six months ended June 30, 2023, respectively; and
v.     increased earnings attributable to noncontrolling interests, which offset the increase in ROE by 1.0 and 2.7 pp for the three and six months ended June 30, 2023, respectively.
Adjusted ROE* increased by 3.7 and 11.3 pp for the three and six months ended June 30, 2023, respectively, as it excludes the impact of net realized and unrealized gains (losses) on our fixed maturities.
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 16

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

We discuss the results of our operations by aggregating certain captions from our condensed consolidated statements of earnings, as we believe it provides a more meaningful view of our results and eliminates repetition that would arise if captions were discussed on an individual basis.
In order to facilitate analysis, we have grouped the discussion into the following captions:
•Underwriting results: includes net premiums earned, net incurred losses and LAE, policyholder benefit expenses and acquisition costs.
•Investment results: includes net investment income, net realized (losses) gains, net unrealized gains (losses) (recorded through the condensed statements of earnings and other comprehensive income) and earnings (losses) from equity method investments.
•General and administrative results: includes general and administrative expenses.

Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 17

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
Premiums earned in the Run-off segment are generally offset by the related current period net incurred losses and LAE and acquisition costs.
The components of underwriting results are as follows:

	Three Months Ended June 30,
	2023					2022
	Run-off	Assumed Life	Legacy Underwriting	Corporate and other	Total	Run-off	Assumed Life	Legacy Underwriting	Corporate and other	Total
	(in millions of U.S. dollars)
Net premiums earned	$7	$—	$—	$—	$7	$9	$1	$4	$—	$14
Net incurred losses and LAE:
Current period	3	—	—	—	3	14	—	(1)	—	13
Prior periods	(8)	—	—	(2)	(10)	(121)	—	5	(43)	(159)
Total net incurred losses and LAE	(5)	—	—	(2)	(7)	(107)	—	4	(43)	(146)
Policyholder benefit expenses	—	—	—	—	—	—	6	—	—	6
Acquisition costs	4	—	—	—	4	9	—	3	—	12
Underwriting results	$8	$—	$—	$2	$10	$107	$(5)	$(3)	$43	$142

	Six Months Ended June 30,
	2023					2022
	Run-off	Assumed Life	Legacy Underwriting	Corporate and other	Total	Run-off		Assumed Life	Legacy Underwriting	Corporate and other	Total
	(in millions of U.S. dollars)
Net premiums earned	$15	$—	$—	$—	$15	$26		$15	$7	$—	$48
Net incurred losses and LAE:
Current period	13	—	—	—	13	25		—	1	—	26
Prior periods	(41)	—	—	21	(20)	(171)		(29)	4	(139)	(335)
Total net incurred losses and LAE	(28)	—	—	21	(7)	(146)		(29)	5	(139)	(309)
Policyholder benefit expenses	—	—	—	—	—	—		18	—	—	18
Acquisition costs	6	—	—	—	6	17		—	3	—	20
Underwriting results	$37	$—	$—	$(21)	$16	$155	$—	$26	$(1)	$139	$319
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 18

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Prior Periods - RLE - Three and Six Months Ended June 30, 2023 and 2022
The following tables summarize RLE % and Adjusted RLE %* by acquisition year, which management believes is useful in measuring and monitoring performance of our claims management activity on the portfolios that we have acquired. This permits comparability between acquisition years of different loss reserve volumes.
Three Months Ended June 30, 2023:

	Three Months Ended June 30, 2023
	RLE				Adjusted RLE*
Acquisition Year	RLE / PPD	Average net loss reserves	RLE %	Annualized RLE %	Adjusted RLE / PPD*	Average adjusted net loss reserves*	Adjusted RLE %*	Annualized Adj RLE %*
	(in millions of U.S. dollars)
2013 and prior	$(4)	$918			$(2)	$977
2014	—	424			(2)	74
2015	2	274			3	280
2016	1	665			1	731
2017	11	555			1	792
2018	—	695			5	779
2019	2	1,014			1	1,537
2020	1	489			—	489
2021	10	3,319			14	3,687
2022	(13)	2,808		1.9%	(13)	2,808
2023	—	921			—	921
Total	$10	$12,082	0.1%	0.3%	$8	$13,075	0.1%	0.2%
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Our RLE % was insignificant for the three months ended June 30, 2023, as favorable reductions in estimates of net ultimate losses and changes in the fair value of liabilities for which we have elected the fair value option were largely offset by amortization of fair value adjustments.
Favorable RLE in the 2017 acquisition year was driven predominantly by a reduction in the fair value of liabilities for which we have elected the fair value option, partially offset by an adjustment to reclassify the change in net incurred losses and LAE relating to our credit risk.
Favorable RLE in the 2021 acquisition year was driven by continued favorable claims experience on our workers’ compensation line of business.
Adverse RLE in the 2022 acquisition year was driven by an increase in ULAE provisions as a result of assuming active claims management control on a 2022 LPT transaction with Argo.
Our Adjusted RLE %* was positively impacted by the net reduction in estimates of net ultimate losses relating to the Run-off segment. It excludes the impact of the changes in the discount rate upon the fair value of liabilities where we have elected the fair value option and the amortization of fair value adjustments relating to purchased subsidiaries.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 19

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Three Months Ended June 30, 2022:

	Three Months Ended June 30, 2022
	RLE				Adjusted RLE*
Acquisition Year	RLE / PPD	Average net loss reserves	RLE %	Annualized RLE %	Adjusted RLE / PPD*	Average adjusted net loss reserves*	Adjusted RLE %*	Annualized Adj RLE %*
	(in millions of U.S. dollars)
2013 and prior	$(6)	$740			$6	$663
2014	13	771			(1)	98
2015	1	321			1	328
2016	4	733			4	807
2017	41	723			7	899
2018	17	920			5	999
2019	5	1,185			4	1,726
2020	3	688			3	688
2021	81	4,045			94	4,544
2022	—	1,786			—	1,787
Total	$159	$11,912	1.3%	5.3%	$123	$12,539	1.0%	3.9%
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Overall, our RLE % was positively impacted by a reduction of $48 million in the fair value of liabilities for which we have elected the fair value option in the 2017 and 2018 acquisition years as a result of increases in interest rates.
Favorable RLE in the 2021 acquisition year was driven by favorable loss activity in our professional indemnity/directors and officers and workers’ compensation lines of business.
Our Adjusted RLE %* was positively impacted by the net reduction in estimates of net ultimate losses, as described above.
Six Months Ended June 30, 2023:

	Six Months Ended June 30, 2023
	RLE				Adjusted RLE*
Acquisition Year	RLE / PPD	Average net loss reserves	RLE %	Annualized RLE %	Adjusted RLE / PPD*	Average adjusted net loss reserves*	Adjusted RLE %*	Annualized Adj RLE %*
	(in millions of U.S. dollars)
2013 and prior	$3	$887			$6	$878
2014	2	547			(3)	66
2015	3	277			4	295
2016	1	675			3	743
2017	(1)	556			2	797
2018	(10)	720			3	809
2019	1	1,029			1	1,555
2020	14	529			14	531
2021	17	3,360			24	3,842
2022	(10)	2,974			(10)	2,981
2023	—	921			—	921
Total	$20	$12,475	0.2%	0.3%	$44	$13,418	0.3%	0.7%
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Our RLE % was insignificant for the six months ended June 30, 2023, as favorable reductions in estimates of net ultimate losses and reductions in provisions for ULAE were largely offset by net unfavorable changes in the fair value of liabilities for which we have elected the fair value option and amortization of fair value adjustments.
Adverse PPD in the 2017 and 2018 acquisition years was driven predominantly by an increase in the fair value of liabilities for which we have elected the fair value option, partially offset by an adjustment to reclassify the change in net incurred losses and LAE relating to our credit risk.
Favorable RLE in the 2020 acquisition year was driven by a release of $10 million relating to COVID-19 exposures on our general casualty line of business.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 20

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Favorable RLE in the 2021 acquisition year was driven by continued favorable claims experience on our workers’ compensation line of business.
Adverse RLE in the 2022 acquisition year was driven by an increase in ULAE provisions as a result of assuming active claims management control on a 2022 LPT transaction with Argo, partially offset by a reduction in provisions for ULAE in accordance with our run-off operations.
Our Adjusted RLE %* was positively impacted by the net reduction in estimates of net ultimate losses and reductions in provisions for ULAE relating to the Run-off segment, as described above.
Six Months Ended June 30, 2022:

	Six Months Ended June 30, 2022
	RLE				Adjusted RLE*
Acquisition Year	RLE / PPD	Average net loss reserves	RLE %	Annualized RLE %	Adjusted RLE / PPD*	Average adjusted net loss reserves*	Adjusted RLE %*	Annualized Adj RLE %*
	(in millions of U.S. dollars)
2013 and prior	$(5)	$752			$9	$677
2014	18	802			7	108
2015	1	325			2	332
2016	4	745			12	823
2017	119	784			8	923
2018	42	964			11	1,033
2019	4	1,207			(1)	1,738
2020	3	735			3	735
2021	149	4,124			125	4,631
2022	—	1,787			—	1,787
Total	$335	$12,225	2.7%	5.5%	$176	$12,787	1.4%	2.8%
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Our Annualized RLE % was positively impacted by a reduction of $146 million in the fair value of liabilities for which we have elected the fair value option in the 2017 and 2018 acquisition years as a result of increases in interest rates.
Favorable RLE in the 2021 acquisition year was driven by continued favorable development in our Run-off segment professional indemnity/directors and officers and workers’ compensation lines of business and favorable claim activity on the Assumed Life segment catastrophe book.
Annualized Adjusted RLE %* was positively impacted by the net reduction in estimates of net ultimate losses and reductions in provisions for ULAE relating to the Run-off segment, as described above.
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.

Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 21

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Investment Results

We strive to structure our investment holdings and the duration of our investments in a manner that recognizes our liquidity needs, including our obligation to pay losses.
The components of our investment results split between our fixed income assets (which includes our short-term and fixed maturities classified as trading and AFS, funds held-directly managed, cash and cash equivalents, including restricted cash and cash equivalents, and funds held by reinsured companies, collectively our “Fixed Income” assets) and other investments (which includes equities and equity method investments and are collectively referred to as our “Other Investments”) are as follows:

	Three Months Ended June 30,
	2023			2022
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$149	$23	$172	$84	$22	$106
Net realized (losses) gains	(25)	42	17	(30)	(8)	(38)
Net unrealized (losses) gains	(64)	20	(44)	(379)	(212)	(591)
Earnings from equity method investments	—	14	14	—	1	1
Other comprehensive income:
Unrealized (losses) gains on fixed maturities, AFS, net of reclassification adjustments, excluding foreign exchange	(22)	—	(22)	(230)	—	(230)
TIR ($)	$38	$99	$137	$(555)	$(197)	$(752)
Annualized TIR %	1.1%	8.2%	3.0%	(15.6)%	(14.0)%	(15.2)%
Annualized Adjusted TIR %*	4.1%	8.2%	5.1%	2.2%	(14.0)%	(2.2)%

	Six Months Ended June 30,
	2023			2022
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$281	$47	$328	$145	$41	$186
Net realized (losses) gains	(50)	31	(19)	(65)	(10)	(75)
Net unrealized gains (losses)	2	178	180	(678)	(294)	(972)
Earnings from equity method investments	—	25	25	—	32	32
Other comprehensive income:
Unrealized gains (losses) on fixed maturities, AFS, net of reclassification adjustments, excluding foreign exchange	65	—	65	(482)	—	(482)
TIR ($)	$298	$281	$579	$(1,080)	$(231)	$(1,311)
Annualized TIR %	4.3%	11.5%	6.1%	(14.3)%	(8.6)%	(12.8)%
Annualized Adjusted TIR %*	3.7%	11.5%	5.6%	1.9%	(8.6)%	(0.8)%
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 22

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Net Investment Income
The below charts are in millions of U.S. dollars.
Three Months Ended June 30, 2023 versus 2022: Net investment income increased primarily due to:
•an increase in our annualized investment book yield from 2.32% to 4.47% due to a combination of reinvestment of fixed maturities at higher yields, deployment of consideration received from deals closed in the second half of 2022 and the first half of 2023 and the impact of rising interest rates on the $3.1 billion of our fixed maturity investments that are subject to floating interest rates. Our floating rate investments generated net investment income of $63 million for the three months ended June 30, 2023, an increase of $28 million from the second quarter of 2022, which equates to an increase in the annualized yield of those investments of 326 basis points.
Six Months Ended June 30, 2023 versus 2022: Net investment income increased primarily due to:
•an increase in our annualized investment book yield from 2.03% to 3.78% due to a combination of reinvestment of fixed maturities at higher yields, deployment of consideration received from deals closed in the second half of 2022 and the first half of 2023 and the impact of rising interest rates on the $3.1 billion of our fixed maturity investments that are subject to floating interest rates. Our floating rate investments generated net investment income of $119 million for the six months ended June 30, 2023, an increase of $56 million from the first half of 2022, which equates to an increase in the annualized yield of those investments of 346 basis points.

Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 23

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Net Realized and Unrealized (Losses) Gains Included in Comprehensive Income
The below charts are in millions of U.S. dollars.

$17
$(44)
$(22)
$(38)
$(591)
$(230)
QTD 2023
QTD 2022
Net realized gains (losses)
Net unrealized losses
Net unrealized losses on fixed maturities, AFS

Three Months Ended June 30, 2023 versus 2022: Net realized and unrealized losses included in comprehensive income decreased relative to the prior quarter primarily due to:
•a decrease in net realized and unrealized losses on fixed maturities of $528 million, primarily as a result of a comparatively less significant increase in interest rates across U.S., U.K. and European markets relative to the prior year quarter and tightening of credit spreads for the three months ended June 30, 2023; and
•net realized and unrealized gains on other investments, including equities, of $62 million for the three months ended June 30, 2023, compared to net losses of $220 million for the comparative quarter.
◦Net gains for the three months ended June 30, 2023 were primarily driven by our public equities, private equity funds, fixed income funds and private credit funds, largely as a result of global equity market performance and tightening of high yield credit spreads; in comparison to
◦Net losses for the three months ended June 30, 2022 that were primarily driven by our fixed income funds, public equities and CLO equities, largely as a result of global equity market declines and the widening of high yield credit spreads. This was partially offset by gains on our private equity funds, private credit funds and real estate funds for the three months ended June 30, 2022, which are typically recorded on a one quarter lag.

Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 24

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

$65
$180
$(19)
$(75)
$(972)
$(482)
YTD 2023
YTD 2022
Net realized losses
Net unrealized gains (losses)
Net unrealized gains (losses) on fixed maturities, AFS

Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 25

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Six Months Ended June 30, 2023 versus 2022: Net realized and unrealized gains included in comprehensive income increased relative to the prior period net realized and unrealized losses primarily due to:
•net realized and unrealized gains on fixed maturities of $17 million, compared to net losses of $1.2 billion for the comparative period, as a result of a comparatively less significant increase in interest rates across U.S., U.K. and European markets relative to the prior year period and tightening of credit spreads for the six months ended June 30, 2023; and
•net realized and unrealized gains on other investments, including equities, of $209 million for the six months ended June 30, 2023, compared to net losses of $304 million for the comparative period. The favorable movement of $513 million was primarily driven by:
◦Net gains for the six months ended June 30, 2023 that were primarily driven by our public equities, private equity funds, private credit funds and fixed income funds, largely as a result of strong global equity market performance and tightening high yield credit spreads; in comparison to
◦Net losses for the six months ended June 30, 2022 that were primarily driven by our fixed income funds, public equities and CLO equities, largely as a result of global equity market declines and the widening of high yield credit spreads. This was partially offset by gains on our private equity funds, private credit funds and real estate funds for the six months ended June 30, 2022, which are typically recorded on a one quarter lag.

Earnings from equity method investments
The below charts are in millions of U.S. dollars.
Three Months Ended June 30, 2023 versus 2022: Earnings from equity method investments increased by $13 million, due to earnings of $7 million, $5 million and $2 million from our investments in Core Specialty, Monument Re and Citco for the three months ended June 30, 2023, respectively. The second quarter 2023 Monument Re earnings included an $8 million adjustment for information received from Monument Re pertaining to the first quarter 2023. In comparison, earnings of $7 million from our investment in Monument Re and $1 million in Citco were offset by losses of $7 million from our investment in Core Specialty for the three months ended June 30, 2022.
Six Months Ended June 30, 2023 versus 2022: Earnings from equity method investments decreased by $7 million, primarily due to a $27 million decrease in earnings from our investment in Monument Re for the six months ended June 30, 2023. The decrease was partially offset by earnings of $18 million from our investment in Core Specialty for the six months ended June 30, 2023.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 26

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Investable Assets
Investable assets and adjusted investable assets* decreased by 1.6% and 5.2% from December 31, 2022 to June 30, 2023, respectively, primarily due to:
•the novation of the Enhanzed Re reinsurance of a closed block of life annuity policies (and the associated assets of $949 million);
•the impact of net paid losses;
•the repurchase of our non-voting convertible ordinary shares; and
•the settlement of our participation in Atrium’s Syndicate 609 relating to the 2020 and prior underwriting years.
Partially offset by:
•consideration received for the QBE and RACQ LPT transactions; and
•net unrealized gains on our fixed income assets and other investments, including equities.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measures.
Duration and average credit rating on fixed maturities and cash and cash equivalents
The fair value, duration and average credit rating of investments by segment is as follows:

	June 30, 2023			December 31, 2022
Segment	Fair Value ($) (1)	Average Duration (in years) (2)	Average Credit Rating (3)	Fair Value ($) (1)	Average Duration (in years) (2)	Average Credit Rating (3)
Investments
Run-off	$11,005	3.76	A+	$9,874	4.02	A+
Assumed Life	—	n/a		908	8.90	A-
Total - Investments	11,005	3.76	A+	10,782	4.44	A+
Legacy Underwriting	—	n/a		179	2.26	AA-
Total	$11,005	3.76	A+	$10,961	4.40	A+
(1) The fair value of our fixed maturities and cash and cash equivalents by segment does not include the carrying value of cash and cash equivalents within our funds held-directly managed portfolios.
(2) The duration calculation includes cash and cash equivalents, short-term investments and fixed maturities, as well as the fixed maturities and cash and cash equivalents within our funds held-directly managed portfolios.
(3) The average credit ratings calculation includes cash and cash equivalents, short-term investments, fixed maturities and the fixed maturities within our funds held - directly managed portfolios.
The overall increase in the balance of our fixed maturities and cash and cash equivalents of $44 million for the six months ended June 30, 2023 was primarily driven by the consideration received in relation to the QBE and RACQ LPT transactions, partially offset by the derecognition of the assets supporting the Enhanzed Re reinsurance of a closed block of life annuity policies that were novated during the first quarter of 2023, the impact of net paid losses, the settlement of our participation in Atrium’s Syndicate 609 relating to the 2020 and prior underwriting years and the repurchase of our non-voting convertible ordinary shares.
The decrease in the average duration of our fixed maturities and cash and cash equivalents for the six months ended June 30, 2023 was primarily driven by the consideration received for the QBE LPT, which has a shorter average duration, increases in interest rates and the derecognition of the assets supporting the Enhanzed Re reinsurance of a closed block of life annuity policies that were novated during the first quarter of 2023.
As of both June 30, 2023 and December 31, 2022, our fixed maturities and cash and cash equivalents had an average credit quality rating of A+.
As of June 30, 2023 and December 31, 2022, our fixed maturities that were non-investment grade (i.e. rated lower than BBB- and non-rated securities) comprised $469 million, or 4.7% and $622 million, or 6.5% of our total fixed maturities portfolio, respectively.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 27

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

General and Administrative Expenses for the Three and Six Months Ended June 30, 2023 and 2022

The below charts are in millions of U.S. dollars.
Three Months Ended June 30, 2023 versus 2022: The $2 million increase in general and administrative expenses was primarily driven by an increase in salaries and benefits expenses, driven by an increase in long-term incentive plan costs, partially offset by a decrease in professional fees driven by the wind down of Enhanzed Re operations.
Six Months Ended June 30, 2023 versus 2022: The $6 million increase in general and administrative expenses was primarily driven by increases in salaries and benefits expenses, driven by an increase in long-term incentive plan costs, and increases in bank facility fees.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 28

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

We use this non-GAAP measure in our incentive compensation program.

Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 29

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

Adjusted return on equity (%)	Adjusted operating income (loss) attributable to Enstar ordinary shareholders divided by adjusted opening Enstar ordinary shareholder's equity
Calculating the operating income (loss) as a percentage of our adjusted opening Enstar ordinary shareholders' equity provides a more consistent measure of the performance of our business by enabling comparison between the financial periods presented.

We eliminate the impact of net realized and unrealized (gains) losses on fixed maturities and funds-held directly managed and the change in fair value of insurance contracts for which we have elected the fair value option, as:
•we typically hold most of our fixed maturities until the earlier of maturity or the time that they are used to fund any settlement of related liabilities which are generally recorded at cost; and
•removing the fair value option improves comparability since there are limited acquisition years for which we elected the fair value option.

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
-net realized and unrealized (gains) losses on fixed maturities and funds held-directly managed,
-change in fair value of insurance contracts for which we have elected the fair value option (1),
-amortization of fair value adjustments,
-net gain/loss on purchase and sales of subsidiaries (if any),
-net earnings from discontinued operations (if any),
-tax effects of adjustments, and
-adjustments attributable to noncontrolling interests

Adjusted opening Enstar ordinary shareholders' equity (denominator)
Opening Enstar ordinary shareholders' equity, less:
-net unrealized gains (losses) on fixed maturities and funds held-directly managed,
-fair value of insurance contracts for which we have elected the fair value option (1),
-fair value adjustments, and
-net assets of held for sale or disposed subsidiaries classified as discontinued operations (if any)

Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 30

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

Adjusted run-off liability earnings (%)	Adjusted PPD divided by average adjusted net loss reserves.
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

The following components of periodic recurring net incurred losses and LAE and net loss reserves are not considered key components of our claims management performance for the following reasons:

•Prior to the settlement of the contractual arrangements, the results of our Legacy Underwriting segment were economically transferred to a third party primarily through use of reinsurance and a Capacity Lease Agreement(2); as such, the results were not a relevant contribution to Adjusted RLE, which is designed to analyze the impact of our claims management strategies;
•The results of our Assumed Life segment relate only to our prior exposure to active property catastrophe business; as this business was not in run-off, the results were not a relevant contribution to Adjusted RLE;
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

We adjust our investment returns to eliminate the impact of the change in fair value of fixed maturities (both credit spreads and interest rates), as we typically hold most of these investments until the earlier of maturity or used to fund any settlement of related liabilities which are generally recorded at cost.
Adjusted total investment return ($) (numerator)
Total investment return (dollars), adjusted for:
-net realized and unrealized (gains) losses on fixed maturities and funds held-directly managed; and
-unrealized (gains) losses on fixed maturities, AFS included within OCI, net of reclassification adjustments and excluding foreign exchange.

Adjusted average aggregate total investable assets (denominator)	Total average investable assets, adjusted for: -net unrealized (gains) losses on fixed maturities, AFS included within AOCI -net unrealized (gains) losses on fixed maturities, trading
(1) Comprises the discount rate and risk margin components.
(2) The reinsurance contractual arrangements (including the Capacity Lease Agreement) described in Note 5 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 were settled during the second quarter of 2023. As a result of the settlement, we do not expect to record any transactions in the Legacy Underwriting segment in 2023.

Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 31

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of BVPS to Adjusted BVPS*:

	June 30, 2023			December 31, 2022
	Equity (1)	Ordinary Shares	Per Share Amount	Equity (1) (2)	Ordinary Shares	Per Share Amount
	(in millions of U.S. dollars, except share and per share data)
Book value per ordinary share	$4,403	15,462,186	$284.76	$4,464	17,022,420	$262.24
Non-GAAP adjustment:
Share-based compensation plans		298,129			218,171
Adjusted book value per ordinary share*	$4,403	15,760,315	$279.37	$4,464	17,240,591	$258.92
(1) Equity comprises Enstar ordinary shareholders' equity, which is calculated as Enstar shareholders' equity less preferred shares ($510 million) prior to any non-GAAP adjustments.
(2) Enstar ordinary shareholders’ equity as of December 31, 2022 has been retrospectively adjusted for the impact of adopting ASU 2018-12. Refer to Note 8 to our condensed consolidated financial statements for further information.
The table below presents a reconciliation of ROE to Adjusted ROE* and Annualized ROE to Annualized Adjusted ROE*:

	Three Months Ended
	June 30, 2023				June 30, 2022
	Net earnings (loss) (1)	Opening equity (1)	(Adj) ROE	Annualized (Adj) ROE	Net earnings (loss) (1)	Opening equity (1)	(Adj) ROE	Annualized (Adj) ROE
	(in millions of U.S. dollars)
Net earnings (loss)/Opening equity/ROE/Annualized ROE (1)	$21	$4,367	0.5%	1.9%	$(434)	$5,299	(8.2)%	(32.8)%
Non-GAAP adjustments:
Remove:
Net realized and unrealized losses on fixed maturities and funds held - directly managed / Net unrealized losses on fixed maturities and funds held - directly managed (2)	89	994			409	458
Change in fair value of insurance contracts for which we have elected the fair value option / Fair value of insurance contracts for which we have elected the fair value option (3)	(8)	(278)			(48)	(201)
Amortization of fair value adjustments / Fair value adjustments	6	(121)			5	(104)
Tax effects of adjustments (4)	(3)	—			22	—
Adjustments attributable to noncontrolling interests (5)	—	—			(43)	—
Adjusted operating income (loss)/Adjusted opening equity/Adjusted ROE/Annualized adjusted ROE*	$105	$4,962	2.1%	8.5%	$(89)	$5,452	(1.6)%	(6.6)%
(1) Net earnings (loss) comprises net earnings (loss) attributable to Enstar ordinary shareholders, prior to any non-GAAP adjustments. Opening equity comprises Enstar ordinary shareholders' equity, which is calculated as opening Enstar shareholders' equity less preferred shares ($510 million), prior to any non-GAAP adjustments.
(2) Represents the net realized and unrealized losses (gains) related to fixed maturities. Our fixed maturities are held directly on our balance sheet and also within the "Funds held - directly managed" balance.
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
*Non-GAAP measure.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 32

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

	Six Months Ended
	June 30, 2023				June 30, 2022
	Net earnings (loss) (1)	Opening equity (1)(2)	(Adj) ROE	Annualized (Adj) ROE	Net earnings (loss) (1)	Opening equity (1)	(Adj) ROE	Annualized (Adj) ROE
	(in millions of U.S. dollars)
Net earnings (loss)/Opening equity/ROE/Annualized ROE (1)	$445	$4,464	10.0%	19.9%	$(701)	$5,813	(12.1)%	(24.1)%
Non-GAAP adjustments:
Net realized and unrealized losses on fixed maturities and funds held - directly managed / Net unrealized gains on fixed maturities and funds held - directly managed (3)	48	1,827			743	(89)
Change in fair value of insurance contracts for which we have elected the fair value option / Fair value of insurance contracts for which we have elected the fair value option (4)	12	(294)			(146)	(107)
Amortization of fair value adjustments / Fair value adjustments	9	(124)			7	(106)
Tax effects of adjustments (5)	(6)	—			(4)	—
Adjustments attributable to noncontrolling interests (6)	(2)	—			(48)	—
Adjusted operating income (loss)/Adjusted opening equity/Adjusted ROE/Annualized adjusted ROE*	$506	$5,873	8.6%	17.2%	$(149)	$5,511	(2.7)%	(5.4)%
(1) Net earnings (loss) comprises net earnings (loss) attributable to Enstar ordinary shareholders, prior to any non-GAAP adjustments. Opening equity comprises Enstar ordinary shareholders' equity, which is calculated as opening Enstar shareholders' equity less preferred shares ($510 million), prior to any non-GAAP adjustments.
(2) Enstar ordinary shareholders’ equity as of December 31, 2022 has been retrospectively adjusted for the impact of adopting ASU 2018-12. Refer to Note 8 to our condensed consolidated financial statements for further information.
(3) Represents the net realized and unrealized losses related to fixed maturities. Our fixed maturities are held directly on our balance sheet and also within the "Funds held - directly managed" balance.
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
*Non-GAAP measure.

Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 33

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

The tables below present a reconciliation of RLE to Adjusted RLE* and Annualized RLE to Annualized Adjusted RLE*:

	Three Months Ended	As of			Three Months Ended
	June 30, 2023	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2023
	RLE / PPD	Net loss reserves	Net loss reserves	Average net loss reserves	RLE %	Annualized RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/RLE/Annualized RLE	$10	$12,939	$11,226	$12,082	0.1%	0.3%
Non-GAAP Adjustments:
Net loss reserves - current period	—	(11)	(9)	(10)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	6	116	121	119
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	(8)	312	278	295
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	—	550	560	555
Reduction in estimated future expenses - defendant A&E / Estimated future expenses - defendant A&E	—	34	34	34
Adjusted PPD/Adjusted net loss reserves/ Adjusted RLE/Annualized Adjusted RLE*	$8	$13,940	$12,210	$13,075	0.1%	0.2%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.

	Three Months Ended	As of			Three Months Ended
	June 30, 2022	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2022
	RLE / PPD	Net loss reserves	Net loss reserves	Average net loss reserves	RLE %	Annualized RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/RLE/Annualized RLE	$159	$12,524	$11,300	$11,912	1.3%	5.3%
Non-GAAP Adjustments:
Net loss reserves - current period	—	(25)	(13)	(19)
Assumed Life	—	(149)	(152)	(151)
Legacy Underwriting	5	(140)	(143)	(142)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	5	99	104	102
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	(48)	239	201	220
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	1	574	586	580
Reduction in estimated future expenses - defendant A&E / Estimated future expenses - defendant A&E	1	36	37	37
Adjusted PPD/Adjusted net loss reserves/Adjusted RLE/Annualized Adjusted RLE*	$123	$13,158	$11,920	$12,539	1.0%	3.9%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 34

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

	Six Months Ended	As of			Six Months Ended
	June 30, 2023	June 30, 2023	December 31, 2022	June 30, 2023	June 30, 2023
	RLE / PPD	Net loss reserves	Net loss reserves	Average net loss reserves	RLE %	Annualized RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/RLE/Annualized RLE	$20	$12,939	$12,011	$12,475	0.2%	0.3%
Non-GAAP Adjustments:
Net loss reserves - current period	—	(11)	—	(6)
Legacy Underwriting	—	—	(139)	(70)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	9	116	124	120
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	12	312	294	303
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	2	550	572	561
Reduction in estimated future expenses - defendant A&E / Estimated future expenses - defendant A&E	1	34	35	35
Adjusted PPD/Adjusted net loss reserves/Adjusted RLE/Annualized Adjusted RLE*	$44	$13,940	$12,897	$13,418	0.3%	0.7%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.

	Six Months Ended	As of			Six Months Ended
	June 30, 2022	June 30, 2022	December 31, 2021	June 30, 2022	June 30, 2022
	RLE / PPD	Net loss reserves	Net loss reserves	Average Net loss reserves	RLE %	Annualized RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/RLE/Annualized RLE	$335	$12,524	$11,926	$12,225	2.7%	5.5%
Non-GAAP Adjustments:
Net loss reserves - current period	—	(25)	—	(13)
Assumed Life	(29)	(149)	(181)	(165)
Legacy Underwriting	4	(140)	(153)	(147)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	7	99	106	103
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	(146)	239	107	173
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	4	574	573	574
Reduction in estimated future expenses - defendant A&E / Estimated future expenses - defendant A&E	1	36	37	37
Adjusted PPD/Adjusted net loss reserves/Adjusted RLE/Annualized Adjusted RLE*	$176	$13,158	$12,415	$12,787	1.4%	2.8%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 35

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

The tables below present a reconciliation of our Annualized TIR to our Annualized Adjusted TIR*:

	Three Months Ended
	June 30, 2023			June 30, 2022
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$149	$23	$172	$84	$22	$106
Net realized (losses) gains	(25)	42	17	(30)	(8)	(38)
Net unrealized (losses) gains	(64)	20	(44)	(379)	(212)	(591)
Earnings from equity method investments	—	14	14	—	1	1
Other comprehensive income:
Unrealized losses on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange	(22)	—	(22)	(230)	—	(230)
TIR ($)	$38	$99	$137	$(555)	$(197)	$(752)

Non-GAAP adjustments:
Net realized and unrealized losses on fixed maturities and funds held-directly managed	90	—	90	409	—	409
Unrealized losses on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange	22	—	22	230	—	230
Adjusted TIR ($)*	$150	$99	$249	$84	$(197)	$(113)

Total investments	$10,123	$4,805	$14,928	$10,420	$5,407	$15,827
Cash and cash equivalents, including restricted cash and cash equivalents	1,186	—	1,186	1,086	—	1,086
Funds held by reinsured companies	3,105	—	3,105	3,956	—	3,956
Total investable assets	$14,414	$4,805	$19,219	$15,462	$5,407	$20,869

Average aggregate invested assets, at fair value (1)	13,693	4,855	18,548	14,208	5,618	19,826
Annualized TIR % (2)	1.1%	8.2%	3.0%	(15.6)%	(14.0)%	(15.2)%
Non-GAAP adjustment:
Net unrealized losses on fixed maturities, AFS included within AOCI and net unrealized losses on fixed maturities, trading instruments	1,053	—	1,053	1,246	—	1,246
Adjusted investable assets*	$15,467	$4,805	$20,272	$16,708	$5,407	$22,115

Adjusted average aggregate invested assets, at fair value* (3)	$14,717	$4,855	$19,572	$15,093	$5,618	$20,711
Annualized adjusted TIR %* (4)	4.1%	8.2%	5.1%	2.2%	(14.0)%	(2.2)%
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
*Non-GAAP measure.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 36

Item 2 | Management's Discussion and Analysis | Other Financial Measures

	Six Months Ended
	June 30, 2023			June 30, 2022
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$281	$47	$328	$145	$41	$186
Net realized (losses) gains	(50)	31	(19)	(65)	(10)	(75)
Net unrealized gains (losses)	2	178	180	(678)	(294)	(972)
Earnings from equity method investments	—	25	25	—	32	32
Unrealized gains (losses) on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange	65	—	65	(482)	—	(482)
TIR ($)	$298	$281	$579	$(1,080)	$(231)	$(1,311)

Non-GAAP adjustment:
Net realized and unrealized (gains) losses on fixed maturity investments and funds held-directly managed	49	—	49	743	—	743
Unrealized (gains) losses on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange	(65)	—	(65)	482	—	482
Adjusted TIR ($)*	$282	$281	$563	$145	$(231)	$(86)

Total investments	$10,123	$4,805	$14,928	$10,420	$5,407	$15,827
Cash and cash equivalents, including restricted cash and cash equivalents	1,186	—	1,186	1,086	—	1,086
Funds held by reinsured companies	3,105	—	3,105	3,956	—	3,956
Total investable assets	$14,414	$4,805	$19,219	$15,462	$5,407	$20,869

Average aggregate invested assets, at fair value (1)	13,936	4,894	18,830	15,111	5,353	20,464
Annualized TIR % (2)	4.3%	11.5%	6.1%	(14.3)%	(8.6)%	(12.8)%
Non-GAAP adjustment:
Net unrealized losses on fixed maturities, AFS investments included within AOCI and net unrealized losses on fixed maturities, trading instruments	1,053	—	1,053	1,246	—	1,246
Adjusted investable assets*	$15,467	$4,805	$20,272	$16,708	$5,407	$22,115

Adjusted average aggregate invested assets, at fair value* (3)	$15,324	$4,894	$20,218	$15,671	$5,353	$21,024
Annualized adjusted TIR %* (4)	3.7%	11.5%	5.6%	1.9%	(8.6)%	(0.8)%
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
*Non-GAAP measure.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 37

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
The following tables provide the calculation of our Annualized TIR by reporting segment:

	Three Months Ended
	June 30, 2023			June 30, 2022
	Investments	Legacy Underwriting	Total	Investments	Legacy Underwriting	Total
	(in millions of U.S. dollars)
Net investment income:
Fixed maturities	$145	$—	$145	$85	$1	$86
Cash and restricted cash	8	—	8	1	1	2
Other investments, including equities	23	—	23	22	—	22
Less: Investment expenses	(4)	—	(4)	(4)	—	(4)
Net investment income	$172	$—	$172	$104	$2	$106
Net realized gains (losses):
Fixed maturities	$(25)	$—	$(25)	$(30)	$—	$(30)
Other investments, including equities	42	—	42	(8)	—	(8)
Net realized gains (losses)	$17	$—	$17	$(38)	$—	$(38)
Net unrealized gains (losses):
Fixed maturities, trading	(64)	—	(64)	(377)	(2)	(379)
Other investments, including equities	20	—	20	(212)	—	(212)
Net unrealized (losses) gains	$(44)	$—	$(44)	$(589)	$(2)	$(591)
Earnings from equity method investments	14	—	14	1	—	1
Other comprehensive income
Unrealized losses on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange	(22)	—	(22)	(230)	—	(230)
TIR ($)	$137	$—	$137	$(752)	$—	$(752)

Fixed maturity and short-term investments, trading and AFS and funds held - directly managed	$9,819	$—	$9,819	$10,220	$154	$10,374
Other assets included within funds held - directly managed	304	—	304	46	—	46
Equities	965	—	965	1,776	—	1,776
Other investments	3,416	—	3,416	3,115	10	3,125
Equity method investments	424	—	424	506	—	506
Total investments	$14,928	$—	$14,928	$15,663	$164	$15,827
Cash and cash equivalents, including restricted cash and cash equivalents	1,186	—	1,186	1,054	32	1,086
Funds held by reinsured companies	3,105	—	3,105	3,930	26	3,956
Total investable assets	$19,219	$—	$19,219	$20,647	$222	$20,869

Average aggregate invested assets, at fair value (1)	$18,548	$—	$18,548	$19,619	$207	$19,826
Annualized TIR % (2)	3.0%	—%	3.0%	(15.3)%	—%	(15.2)%

Annualized income from fixed income assets (3)	612	—	612	344	8	352
Average aggregate fixed income assets, at cost (3)(4)	13,693	—	13,693	14,975	203	15,178
Annualized Investment book yield (5)	4.47%	—%	4.47%	2.30%	3.94%	2.32%
(1) This amount is a two period average of the total investable assets, as presented above, and is comprised of amounts disclosed in our quarterly and annual U.S. GAAP consolidated financial statements.
(2) Annualized total investment return % is calculated by dividing the annualized total investment return ($) by average aggregate invested assets, at fair value.
(3) Fixed income assets include fixed maturities and cash and restricted cash, and funds held by reinsured companies.
(4) These amounts are a two period average of the amounts disclosed in our quarterly and annual U.S. GAAP consolidated financial statements.
(5) Annualized investment book yield % is calculated by dividing the annualized income from fixed income assets by average aggregate fixed income assets, at cost.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 38

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment

	Six Months Ended
	June 30, 2023			June 30, 2022
	Investments	Legacy Underwriting	Total	Investments	Legacy Underwriting	Total
	(in millions of U.S. dollars)
Net investment income:
Fixed maturities	$276	$—	$276	$153	$5	$158
Cash and restricted cash	13	—	13	1	1	2
Other investments, including equities	47	—	47	41	—	41
Less: Investment expenses	(8)	—	(8)	(15)	—	(15)
Net investment income	$328	$—	$328	$180	$6	$186
Net realized losses:
Fixed maturities	$(50)	$—	$(50)	$(65)	$—	$(65)
Other investments, including equities	31	—	31	(10)	—	(10)
Net realized losses	$(19)	$—	$(19)	$(75)	$—	$(75)
Net unrealized gains (losses):
Fixed maturities, trading	2	—	2	(670)	(8)	(678)
Other investments, including equities	178	—	178	(294)	—	(294)
Net unrealized gains (losses)	$180	$—	$180	$(964)	$(8)	$(972)
Earnings from equity method investments	25	—	25	32	—	32
Other comprehensive income
Unrealized gains (losses) on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange	65	—	65	(482)	—	(482)
TIR ($)	$579	$—	$579	$(1,309)	$(2)	$(1,311)

Fixed maturity and short-term investments, trading and AFS and funds held - directly managed	$9,819	$—	$9,819	$10,220	$154	$10,374
Other assets included within funds held - directly managed	304	—	304	46	—	46
Equities	965	—	965	1,776	—	1,776
Other investments	3,416	—	3,416	3,115	10	3,125
Equity method investments	424	—	424	506	—	506
Total investments	$14,928	$—	$14,928	$15,663	$164	$15,827
Cash and cash equivalents, including restricted cash and cash equivalents	1,186	—	1,186	1,054	32	1,086
Funds held by reinsured companies	3,105	—	3,105	3,930	26	3,956
Total investable assets	$19,219	$—	$19,219	$20,647	$222	$20,869

Average aggregate invested assets, at fair value (1)	$18,830	$—	$18,830	$20,240	$224	$20,464
Annualized TIR % (2)	6.1%	—%	6.1%	(12.9)%	(1.8)%	(12.8)%

Annualized income from fixed income assets (3)	578	—	578	308	12	320
Average aggregate fixed income assets, at cost (3)(4)	15,294	—	15,294	15,509	216	15,725
Annualized Investment book yield (5)	3.78%	—%	3.78%	1.99%	5.56%	2.03%
(1) This amount is a three period average of the total investable assets, as presented above, and is comprised of amounts disclosed in our quarterly and annual U.S. GAAP consolidated financial statements.
(2) Annualized total investment return % is calculated by dividing the annualized total investment return ($) by average aggregate invested assets, at fair value.
(3) Fixed income assets include fixed maturities and cash and restricted cash, and funds held by reinsured companies.
(4) These amounts are a three period average of the amounts disclosed in our quarterly and annual U.S. GAAP consolidated financial statements.
(5) Annualized investment book yield % is calculated by dividing the annualized income from fixed income assets by average aggregate fixed income assets, at cost.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 39

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Run-off Segment

Results of Operations by Segment - For the Three and Six Months Ended June 30, 2023 and 2022

Our business is organized into four reportable segments: (i) Run-off; (ii) Assumed Life; (iii) Investments; and (iv) Legacy Underwriting. In addition, our corporate and other activities, which do not qualify as an operating segment, include income and expense items that are not directly attributable to our reportable segments.
The following is a discussion of our results of operations by segment.
Run-off Segment

The following is a discussion and analysis of the results of operations for our Run-off segment.

	Three Months Ended			Six Months Ended
	June 30,		$ Change	June 30,		$ Change
	2023	2022		2023	2022
INCOME	(in millions of U.S. dollars)
Net premiums earned	$7	$9	$(2)	$15	$26	$(11)
Other income:
Reduction in estimates of net ultimate defendant A&E liabilities - prior periods	—	1	(1)	2	4	(2)
Reduction in estimated future defendant A&E expenses	—	1	(1)	1	1	—
All other income	5	5	—	7	12	(5)
Total other income	5	7	(2)	10	17	(7)
Total income	12	16	(4)	25	43	(18)

EXPENSES
Net incurred losses and LAE:
Current period	3	14	(11)	13	25	(12)
Prior periods:
Reduction in estimates of net ultimate losses	(8)	(108)	100	(23)	(137)	114
Reduction in provisions for ULAE	—	(13)	13	(18)	(34)	16
Total prior periods	(8)	(121)	113	(41)	(171)	130
Total net incurred losses and LAE	(5)	(107)	102	(28)	(146)	118
Acquisition costs	4	9	(5)	6	17	(11)
General and administrative expenses	47	36	11	86	75	11
Total expenses	46	(62)	108	64	(54)	118

SEGMENT NET (LOSS) EARNINGS	$(34)	$78	$(112)	$(39)	$97	$(136)

Overall Results
Three Months Ended June 30, 2023 versus 2022: Net loss from our Run-off segment was $34 million compared to net earnings of $78 million in the comparative quarter, primarily due to:
•A $113 million decrease in favorable PPD in the current quarter, mainly driven by a $100 million decrease in the reduction in estimates of net ultimate losses in comparison to the comparative quarter.
◦During the second quarter of 2023, we recognized favorable development of $9 million on our workers’ compensation line of business as a result of continued favorable claims experience, most notably in the 2021 acquisition year.
◦We also increased our ULAE provision by $21 million as a result of assuming active claims control on our 2022 LPT agreement with Argo, which offset other ULAE reserve adjustments from our run-off operations.
◦In comparison, during the second quarter of 2022 we recognized favorable development of $78 million and $16 million on our professional indemnity/directors and officers and workers’ compensation lines of
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 40

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Assumed Life Segment

business, respectively, as a result of favorable loss activity, most notably in the 2021 acquisition year; partially offset by
•Reductions in current quarter net incurred losses and LAE and acquisition costs that were greater than the reductions in net premiums earned, following our exit of our StarStone International business beginning in 2020.
Six Months Ended June 30, 2023 versus 2022: Net loss from our Run-off segment was $39 million compared to net earnings of $97 million in the comparative period, primarily due to:
•A $130 million decrease in favorable PPD, mainly driven by a $114 million decrease in the reduction in estimates of net ultimate losses in comparison to the comparative period.
◦We recognized favorable development of $20 million on our workers’ compensation line of business during the first half of 2023 as a result of continued favorable claims experience, most notably in the 2021 acquisition year.
◦We also increased our ULAE provision by $21 million as a result of assuming active claims control on our 2022 LPT agreement with Argo, which offset other ULAE reserve adjustments from our run-off operations.
◦In comparison, during the first half of 2022, we recognized favorable development of $81 million and $50 million on our professional indemnity/directors and officers and workers’ compensation lines of business, respectively, as a result of favorable loss activity, most notably in the 2021 acquisition year; partially offset by
•Reductions in current period net incurred losses and LAE and acquisition costs that were greater than the reductions in net premiums earned, following our exit of our StarStone International business beginning in 2020.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 41

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
Transactions completed in the fourth quarter of 2022 were recognized in the first quarter of 2023, including the novation of our reinsurance of a closed block of life annuity policies to Monument Re and the repurchase of the remaining 24.9% interest in Enhanzed Re from Allianz.
Following the completion of the transactions, we have ceased all continuing reinsurance obligations for this segment. We may leverage this segment for any future potential assumed life business transactions if and when they occur.
The following is a discussion and analysis of the results of operations for our Assumed Life segment.

	Three Months Ended			Six Months Ended
	June 30, 2023	June 30, 2022	$ Change	June 30, 2023	June 30, 2022	$ Change
INCOME	(in millions of U.S. dollars)
Net premiums earned	$—	$1	$(1)	$—	$15	$(15)
Other income	—	—	—	275	—	275
Total income	—	1	(1)	275	15	260

EXPENSES
Net incurred losses and LAE:
Prior periods:
Reduction in estimates of net ultimate losses	—	(1)	1	—	(29)	29
Reduction in provisions for ULAE	—	1	(1)	—	—	—
Total prior periods	—	—	—	—	(29)	29
Total net incurred losses and LAE	—	—	—	—	(29)	29
Policyholder benefit expenses	—	6	(6)	—	18	(18)
General and administrative expenses	—	2	(2)	—	4	(4)
Total expenses	—	8	(8)	—	(7)	7

SEGMENT NET EARNINGS (LOSS)	$—	$(7)	$7	$275	$22	$253
Overall Results
Three and Six Months Ended June 30, 2023 versus 2022: As discussed above, we ceased all continuing reinsurance obligations relating to our Assumed Life segment following the completion of the transactions pursuant to the Master Agreement, and did not record any transactions in the segment during the second quarter of 2023. The increase in net earnings from our Assumed Life segment of $253 million for the six months ended June 30, 2023 was primarily due to the net gain recognized on the completion of the novation of the Enhanzed Re reinsurance of a closed block of life annuity policies.
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
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 42

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
Our net earnings attributable to Enstar were further reduced by $81 million, the amount attributable to Allianz’s 24.9% noncontrolling interest in Enhanzed Re at the time of the transaction. This amount has been recorded within our “Corporate and other activities”. Our total first half 2023 net earnings attributable to Enstar from this novation transaction were $194 million.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 43

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Investments Segment

Investments Segment

The following is a discussion and analysis of the results of operations for our Investments segment.

	Three Months Ended			Six Months Ended
	June 30,		$ Change	June 30,		$ Change
	2023	2022		2023	2022
	(in millions of U.S. dollars)
INCOME
Net investment income:
Fixed maturities	$145	$85	$60	$276	$153	$123
Cash and restricted cash	8	1	7	13	1	12
Other investments, including equities	23	22	1	47	41	6
Less: Investment expenses	(4)	(4)	—	(8)	(15)	7
Total net investment income	172	104	68	328	180	148
Net realized gains (losses):
Fixed maturities	(25)	(30)	5	(50)	(65)	15
Other investments, including equities	42	(8)	50	31	(10)	41
Net realized gains (losses):	17	(38)	55	(19)	(75)	56
Net unrealized gains (losses):
Fixed maturities, trading	(64)	(377)	313	2	(670)	672
Other investments, including equities	20	(212)	232	178	(294)	472
Total net unrealized (losses) gains:	(44)	(589)	545	180	(964)	1,144
Total income (loss)	145	(523)	668	489	(859)	1,348

EXPENSES
General and administrative expenses	10	10	—	21	19	2
Total expenses	10	10	—	21	19	2

Earnings from equity method investments	14	1	13	25	32	(7)

SEGMENT NET EARNINGS (LOSS)	$149	$(532)	$681	$493	$(846)	$1,339

Overall Results
Three Months Ended June 30, 2023 versus 2022: Net earnings from our Investments segment were $149 million for the three months ended June 30, 2023 compared to net losses of $532 million for the three months ended June 30, 2022. The favorable movement of $681 million was primarily due to:
•a decrease in net realized and unrealized losses on fixed maturities of $318 million, primarily as a result of a less significant increase in interest rates across U.S., U.K. and European markets and tightening of credit spreads relative to the comparable quarter;
•net realized and unrealized gains on other investments, including equities, of $62 million, compared to net realized and unrealized losses of $220 million in the comparative period. The favorable variance of $282 million was primarily driven by:
◦Net gains for the three months ended June 30, 2023, primarily driven by our public equities, private equity funds, fixed income funds and private credit funds, largely as a result of global equity market performance and tightening high yield credit spreads; in comparison to
◦Net losses for the three months ended June 30, 2022, primarily driven by our fixed income funds, public equities and CLO equities, largely as a result of global equity market declines and the widening of high yield credit spreads. This was partially offset by gains on our private equity funds, private credit funds and real
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 44

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Investments Segment

estate funds for the three months ended June 30, 2022, which are typically recorded on a one quarter lag; and
•an increase in our net investment income of $68 million, which is primarily due to the reinvestment of fixed maturities at higher yields, deployment of consideration received from deals closed in the second half of 2022 and the first half of 2023 and the impact of rising interest rates on the $3.1 billion of our fixed maturities that are subject to floating interest rates. Our floating rate investments generated increased net investment income of $28 million, which equates to an increase of 326 basis points on those investments in comparison to the prior quarter.
Six Months Ended June 30, 2023 versus 2022: Net earnings from our Investments segment was $493 million for the six months ended June 30, 2023 compared to net losses of $846 million for the six months ended June 30, 2022. The favorable movement of $1.3 billion was primarily due to:
•a decrease in net realized and unrealized losses on fixed maturities of $687 million, primarily driven by a net decline in interest rates and tightening of credit spreads in the current period, in comparison to an increase in interest rates across U.S., U.K. and European markets and widening of credit spreads in the prior period;
•net realized and unrealized gains on other investments, including equities, of $209 million, compared to net realized and unrealized losses of $304 million in the comparative period. The favorable variance of $513 million was primarily driven by:
◦Net gains for the six months ended June 30, 2023, primarily from our public equities, private equity funds, private credit funds and fixed income funds, largely as a result of strong global equity market performance and tightening of high yield credit spreads; in comparison to
◦Net losses for the six months ended June 30, 2022, driven by our fixed income funds, public equities, hedge funds and CLO equities, largely as a result of global equity market declines and the widening of high yield credit spreads. This was partially offset by gains on our private equity funds, private credit funds and real estate funds, which are typically recorded on a one quarter lag; and
•an increase in our net investment income of $148 million, which is primarily due to the reinvestment of fixed maturities at higher yields, deployment of consideration received from deals closed in the second half of 2022 and the first six months of 2023 and the impact of rising interest rates on the $3.1 billion of our fixed maturities that are subject to floating interest rates. Our floating rate investments generated increased net investment income of $56 million, which equates to an increase of 346 basis points on those investments in comparison to the prior period.

Total Investments
Fixed maturities
Refer to the below tables for the fair value, duration, and credit rating of our fixed maturities:

	June 30, 2023
	Run-off
	Fair Value	%	Duration (years) (1)	Credit Rating (1)
	(in millions of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and AFS and funds held - directly managed
U.S. government & agency	$492	5.0%	5.8	AAA
U.K. government	107	1.1%	5.7	A+
Other government	475	4.8%	4.8	AA
Corporate	5,671	57.8%	5.1	A-
Municipal	190	1.9%	8.7	AA-
Residential mortgage-backed	619	6.3%	4.7	AA+
Commercial mortgage-backed	1,078	11.0%	1.9	AA
Asset-backed	1,187	12.1%	0.7	A+
	$9,819	100.0%	4.3	A
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 45

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
(2) Investments under the Assumed Life caption comprise those that previously supported our life reinsurance business.
The overall increase in the balance of our fixed maturities of $347 million for the six months ended June 30, 2023 was primarily driven by the consideration received for the QBE and RACQ LPT transactions that closed during the second quarter of 2023, partially offset by the derecognition of the assets supporting the Enhanzed Re reinsurance closed block of life annuity policies that were novated during the first quarter of 2023, the impact of net paid losses and the repurchase of our non-voting convertible ordinary shares.
Other investments, including equities
Refer to the below table for the composition of our other investments, including equities:

	June 30, 2023	December 31, 2022
	(in millions of U.S. dollars)
Equities
Publicly traded equities	$323	$385
Exchange-traded funds	276	507
Privately held equities	366	358
Total	$965	$1,250

Other investments
Hedge funds	$542	$549
Fixed income funds (1)	511	547
Equity funds	4	3
Private equity funds	1,469	1,282
CLO equities	58	148
CLO equity funds	196	203
Private credit funds	407	362
Real estate debt fund	229	202
Total	$3,416	$3,296
(1) Balance as of December 31, 2022 included $14 million of investments that supported the life reinsurance business within our Assumed Life segment.
Our equities decreased by $285 million and other investments increased by $120 million from December 31, 2022 to June 30, 2023, primarily due to the funding of the repurchase of our non-voting convertible ordinary shares and the redeployment from exchange-traded funds and publicly traded equities into various non-core asset strategies, in
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 46

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Legacy Underwriting Segment

line with our strategic asset allocation.
Equity Method Investments
Refer to the below table for a summary of our equity method investments, which does not include those investments we have elected to measure under the fair value option:

	As of		Three Months Ended	Six Months Ended	As of		Three Months Ended	Six Months Ended
	June 30, 2023		June 30, 2023		December 31, 2022		June 30, 2022
	Ownership %	Carrying Value	Earnings from Equity Method Investments		Ownership %	Carrying Value	Earnings from Equity Method Investments
	(in millions of U.S. dollars)
Citco (1)	31.9%	62	2	3	31.9%	60	1	2
Monument Re (2)	20.0%	117	5	4	20.0%	110	7	31
Core Specialty	19.9%	229	7	18	19.9%	211	(7)	(1)
Other	27.0%	16	—	—	27.0%	16	—	—
		$424	$14	$25		$397	$1	$32
(1) We own 31.9% of the common shares in HH CITCO Holdings Limited, which in turn owns 15.4% of the convertible preferred shares, amounting to a 6.2% interest in the total equity of Citco III Limited ("Citco").
(2) We own 20.0% of the common shares in Monument Re as well as preferred shares which have a fixed dividend yield and whose balance is included in the Investment amount.
Carrying Value
The carrying value of our equity method investments increased from December 31, 2022, largely due to $25 million in earnings from equity method investments for the six months ended June 30, 2023.
Earnings from Equity Method Investments
Three Months Ended June 30, 2023 versus 2022: Earnings from equity method investments increased by $13 million, primarily due to earnings of $7 million, $5 million and $2 million from our investments in Core Specialty, Monument Re and Citco for the three months ended June 30, 2023, respectively. The second quarter 2023 Monument Re earnings included an $8 million adjustment for information received from Monument Re pertaining to the first quarter 2023. In comparison, earnings of $7 million from our investment in Monument Re and $1 million from Citco were offset by losses of $7 million from our investment in Core Specialty for the three months ended June 30, 2022.
Six Months Ended June 30, 2023 versus 2022: Earnings from equity method investments decreased by $7 million, primarily due to a $27 million decrease in earnings from our investment in Monument Re for the six months ended June 30, 2023. The decrease was partially offset by earnings of $18 million from our investment in Core Specialty for the six months ended June 30, 2023.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 47

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Corporate and other

Legacy Underwriting Segment

The following is a discussion and analysis of the results of operations for our Legacy Underwriting segment.

	Three Months Ended			Six Months Ended
	June 30,		$ Change	June 30,		$ Change
	2023	2022		2023	2022
INCOME	(in millions of U.S. dollars)
Net premiums earned	$—	$4	$(4)	$—	$7	$(7)
Net investment income	—	2	(2)	—	6	(6)
Net unrealized losses	—	(2)	2	—	(8)	8
Other income	—	2	(2)	—	3	(3)
Total income	—	6	(6)	—	8	(8)

EXPENSES
Net incurred losses and LAE:
Current period	—	(1)	1	—	1	(1)
Prior periods	—	5	(5)	—	4	(4)
Total net incurred losses and LAE	—	4	(4)	—	5	(5)
Acquisition costs	—	3	(3)	—	3	(3)
General and administrative expenses	—	(1)	1	—	—	—
Total expenses	—	6	(6)	—	8	(8)

SEGMENT NET (LOSS) EARNINGS	$—	$—	$—	$—	$—	$—
Overall Results
Three Months Ended June 30, 2023 versus 2022:
The Legacy Underwriting segment results comprise SGL No.1 Limited’s (“SGL No.1”) 25% gross share of the 2020 and prior underwriting years of Atrium Underwriting Group Limited’s ("Atrium") Syndicate 609 at Lloyd’s, less the impact of reinsurance agreements with Arden Reinsurance Company Ltd. ("Arden") and a Syndicate 609 Capacity Lease Agreement with Atrium 5 Limited.
As of January 1, 2021, SGL No.1 settled its share of the 2020 and prior underwriting years for the economic benefit of Atrium, and there was no net retention by Enstar.
The contractual arrangements between SGL No. 1, Arden and Atrium relating to the reinsurance agreements and the Capacity Lease Agreement settled in the second quarter of 2023. As a result of the settlement, we do not expect to record any transactions in the Legacy Underwriting segment in 2023.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 48

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Corporate and other

Corporate and other

The following is a discussion and analysis of our results of operations for our Corporate and other activities.

	Three Months Ended			Six Months Ended
	June 30,		$ Change	June 30,		$ Change
	2023	2022		2023	2022
INCOME	(in millions of U.S. dollars)
Other income (expense):
Amortization of fair value adjustments (1)	$(2)	$(4)	$2	$(6)	$(5)	$(1)
All other (expense) income	(1)	18	(19)	3	22	(19)
Total other (expense) income	(3)	14	(17)	(3)	17	(20)
Total (expense) income	(3)	14	(17)	(3)	17	(20)

EXPENSES
Net incurred losses and LAE - prior periods:
Amortization of fair value adjustments	6	5	1	9	7	2
Changes in fair value - fair value option (2)	(8)	(48)	40	12	(146)	158
Total net incurred losses and LAE - prior periods	(2)	(43)	41	21	(139)	160
Amortization of net deferred charge assets	24	21	3	41	39	2
General and administrative expenses	28	36	(8)	67	70	(3)
Total expenses	50	14	36	129	(30)	159

Interest expense	(22)	(23)	1	(45)	(48)	3
Net foreign exchange (losses) gains	(5)	13	(18)	1	10	(9)
Income tax benefit	4	4	—	5	4	1
Net (earnings) loss attributable to noncontrolling interests	(9)	42	(51)	(95)	31	(126)
Dividends on preferred shares	(9)	(9)	—	(18)	(18)	—

NET (LOSS) EARNINGS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(94)	$27	$(121)	$(284)	$26	$(310)
(1) Amortization of fair value adjustments relates to the acquisition of DCo and Morse TEC.
(2) Comprises the discount rate and risk margin components.

Overall Results
Three Months Ended June 30, 2023 versus 2022: Net loss attributable to Enstar ordinary shareholders from our Corporate and other activities was $94 million for the three months ended June 30, 2023, compared to net earnings of $27 million for the comparative quarter, primarily due to:
•Net earnings attributable to noncontrolling interests of $9 million, in comparison to net losses attributable to noncontrolling interests of $42 million for the comparative quarter, as a result of net earnings and losses recorded in the second quarters of 2023 and 2022, respectively, for those consolidated entities where there are noncontrolling interests;
•Changes in the fair value of the 2017 and 2018 portfolios where we elected the fair value option resulted in a $8 million decrease in liabilities in the second quarter of 2023, in comparison to a $48 million reduction of such liabilities in the comparative quarter, due to a less significant increase in interest rates in the current quarter in comparison to the second quarter of 2022;
•Other expense of $3 million in the current quarter in comparison to other income of $14 million in the comparative quarter, an unfavorable change of $17 million; and
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 49

Item 2 | Management's Discussion and Analysis | Current Outlook

•Net foreign exchange losses of $5 million, primarily driven by the impact of current quarter GBP strengthening against the U.S. dollar on our net liability exposures, in comparison to net gains of $13 million in the second quarter of 2022, which were primarily driven by the impact of U.S. dollar strengthening against the Euro on our Euro-denominated net liabilities relating to the Enhanzed Re reinsurance closed block of life annuity policies (which were novated during the first quarter of 2023).
Six Months Ended June 30, 2023 versus 2022: Net loss attributable to Enstar ordinary shareholders from our Corporate and other activities was $284 million for the six months ended June 30, 2023, compared to net earnings of $26 million for the comparative period, primarily due to:
•Changes in the fair value of the 2017 and 2018 portfolios where we elected the fair value option resulted in a $12 million increase in liabilities in the first half of 2023, in comparison to a $146 million reduction of such liabilities in the comparative period, driven by a significant increase in interest rates during the first half of 2022.
•Net earnings attributable to noncontrolling interests of $95 million in the current period in comparison to the attribution of net losses of $31 million in the comparative period, which was primarily a result of attributing $81 million of the gain on novation of the Enhanzed Re reinsurance closed block of life annuity policies to Allianz’s 24.9% equity interest in Enhanzed Re at the time of the transaction;
•Other expense of $3 million in the current period in comparison to other income of $17 million in the comparative period, an unfavorable change of $20 million; and
•A decrease in net foreign exchange gains of $9 million, due to insignificant net gains in the current period in comparison to net gains of $10 million in the comparative period, which were primarily driven by the impact of U.S. dollar strengthening against the Euro on our Euro-denominated net liabilities relating to the Enhanzed Re reinsurance closed block of life annuity policies (which were novated during the first quarter of 2023).

Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 50

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
We expect we will invest a significant portion of consideration received on new transactions in fixed maturities, which will deliver accretive investment book yields at the current elevated rates.
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
Investment Outlook

We expect global financial markets to remain uncertain through 2023 and into 2024 as a result of persistent inflationary pressures and the corresponding tightening of financial conditions by global central banks, a potential economic recession and the macroeconomic effects of ongoing geopolitical conflicts and tensions.
Market expectations around the future path of interest rates will represent a continued source of volatility, as global central banks attempt to address inflation while simultaneously navigating events posing risks to financial stability. In the event that interest rates continue to rise and/or credit spreads widen, we may recognize unrealized losses on our fixed maturities and incur a higher rate of borrowing and interest costs if we renew or borrow under credit facilities in the current environment.
Despite this, elevated interest rates can represent an opportunity for us in the medium to long term, notably;
•We hold approximately 16% of our portfolio in individual fixed maturities that have floating interest rates which, should interest rates remain elevated, we expect to be accretive to future investment book yields. We have earned $63 million and $34 million of net investment income from our floating rate investments for the three months ended June 30, 2023 and 2022, respectively, and $119 million and $63 million for the six months ended June 30, 2023 and 2022, respectively, which were generally indexed to LIBOR4 through June 30, 2023.
•Higher interest rates have provided us with the opportunity to reinvest at higher yields as our securities mature or as we invest consideration received from new business.
We expect that the unrealized losses we recognized on our fixed maturities over the prior year will be recouped as these assets get closer to their maturity and the prices pull to par. We may also undertake tactical repositioning of our portfolio as opportunities arise to achieve better investment yields, rather than waiting for certain fixed maturities to pull to par value, which may result in the recognition of previously unrealized losses within our income statement with a corresponding reclassification adjustment in other comprehensive income (neutral to equity).
Despite a stronger than expected start to the year, global equity markets are expected to remain volatile through the remainder of 2023, and this, combined with our reporting lag on certain investments, may impact the valuation of our non-core risk investments. We invest in public and private assets, which may vary in the magnitude of their exposure to any potential economic recession.
4 LIBOR was ceased on June 30, 2023 and replaced by the Secured Overnight Financing Rate (“SOFR”).
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 51

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
As described above, global economic policy responses to inflation have led to increases in interest rates, which, in the short term, have had a significant impact on our investments, in particular our fixed maturities. Any further rise in interest rates will have further negative impacts on our fixed maturities.
There remains uncertainty around the pace and direction of inflation. We continue to monitor liquidity, capital and the potential earnings impact of these changes but remain focused on medium to long term asset allocation decisions.
Inflation, tight labor conditions and higher service costs continue to put pressure on wages and prices, which could impact our general and administrative expenses as we remain focused on being a competitive employer in our market.
Banking Volatility

Following the recent instability in the banking sector, we performed an analysis of, and continue to monitor, our investments, deposits, underwriting risks, LOC capacity and availability, and any other direct and indirect exposures we may have to the impacted U.S. regional banks and Credit Suisse Group AG. We have not identified any material direct or indirect exposures to date.
Russian Invasion of Ukraine

The Russian invasion of Ukraine and the resulting impact on global commodity markets has increased commodity prices, disrupted supply chains and generated significant insurance losses. In response, many countries have established comprehensive sanctions regimes increasing both geopolitical tension between NATO and Russia and market volatility.
We continue to monitor our direct investment and underwriting risks and our acquisition pipeline. To date, the invasion has not caused any operational disruption to us and our third party service providers. We have no significant direct impacts from this event. We also continue to monitor for, and respond to, all changes in the global sanctions regime, updating our procedures accordingly.

Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 52

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
Liquidity and Capital Resources Highlights
Sources of Cash During the Six Months Ended June 30, 2023:
•We borrowed (and fully repaid) $150 million of loans under our revolving credit facility, which were used as a short term liquidity bridge5 to fund the repurchase of our outstanding non-voting convertible ordinary shares during the first quarter of 2023;
•We received cash, restricted cash and cash equivalents from the QBE and RACQ transactions of $402 million; and
•We received $94 million as consideration for the novation of the Enhanzed Re reinsurance closed block of life annuity policies.
Uses of Cash During the Six Months Ended June 30, 2023:
•We repurchased 1,597,712 of our outstanding non-voting convertible ordinary shares for an aggregate price of $341 million;
•We repurchased the entire 24.9% ownership interest Allianz held in Enhanzed Re for $175 million; and
•We paid $18 million of cash dividends on our Series D and E Preferred Shares.
As of June 30, 2023 we had $768 million of cash and cash equivalents, excluding restricted cash, that supports (re)insurance operations. Included in this amount was $316 million held by our foreign subsidiaries outside of Bermuda. We closed 2022 with a solvency capital ratio of 210%, and we believe that we have sufficient liquidity and capital resources to meet our business requirements for the next 12 months and thereafter.
5 The drawdown was fully repaid once proceeds from the sale of fixed maturities, trading and equities was received.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 53

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

Under the eligible capital rules of the Bermuda Monetary Authority (“BMA”), our Preferred Shares qualify as Tier 2 capital when considering the Bermuda Solvency Capital Requirements (“BSCR”).
For purposes of the financial covenants in our credit facilities, total debt excludes hybrid capital (defined as our Subordinated Notes) not exceeding 15% of total capital attributable to Enstar. As of June 30, 2023, we were in compliance with the financial covenants in our credit facilities.
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
In May 2023, we and certain of our subsidiaries, as borrowers and guarantors, amended and restated our existing revolving credit agreement, which we entered in August 2018. The amendment increased the total commitments under the revolving credit facility from $600 million to $800 million and extended the expiry date to May 30, 2028. We have the option to request additional commitments under the facility by up to an aggregate amount of $200 million, which the existing lenders, in their discretion, or new lenders, may provide. Under the amended facility, we may borrow revolving loans or request the issuance of syndicated or fronted letters of credit, in each case on a senior, unsecured basis, and pricing will continue to be based on a per annum rate comprising a reference rate determined based on the type of loan we borrow plus a margin based on our long term senior unsecured debt ratings. As of June 30, 2023, we had $800 million of available unutilized capacity under this unsecured revolving credit agreement.
We use cash to fund new acquisitions of companies. We also utilize cash for our operating expenses associated with being a public company and to pay dividends on our preferred shares and interest and principal on loans from subsidiaries and debt obligations, including loans under our credit facilities, our Senior Notes and our Junior Subordinated Notes.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 54

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
Based on existing tax laws, regulations and our current intentions, there were no accruals as of June 30, 2023 for any material withholding taxes on dividends or other distributions.
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
As of June 30, 2023, all of our (re)insurance subsidiaries’ capital requirement levels were in excess of the minimum levels required.
Our subsidiaries' ability to pay dividends and make other forms of distributions may also be limited by our repayment obligations under certain of our outstanding credit facility agreements and other debt instruments. Variability in ultimate loss payments and collateral amounts required may also result in increased liquidity requirements for our subsidiaries.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 55

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

Sources and Uses of Cash

Cash and cash equivalents decreased by $144 million for the six months ended June 30, 2023, which was largely due to cash used in financing and investing activities of $533 million and $31 million, respectively, partially offset by cash provided by operating activities of $437 million.
Cash and cash equivalents decreased by $1.0 billion for the six months ended June 30, 2022, which was largely due to cash used in operating and investing activities of $117 million and $934 million, respectively, partially offset by cash provided by financing activities of $33 million.

	Analysis of Sources and Uses of Cash
	Six Months Ended June 30,
	2023	2022	$ Change
	(in millions of U.S. dollars)
Operating Cash Flow Activities
Net paid losses	$(1,189)	$(828)	$(361)
Cash acquired on completion of acquisitions and new business	402	—	402
Net sales and maturities of trading securities (1)	591	772	(181)
Net investment income	242	199	43
Cash consideration received for novation	94	—	94
Other sources (uses) (1)	297	(260)	557
Net cash flows provided by (used in) operating activities	437	(117)	554
Investing Cash Flow Activities
Net purchase of AFS securities	(7)	(34)	27
Net purchases of other investments	(25)	(902)	877
Other sources	1	2	(1)
Net cash flows used in investing activities	(31)	(934)	903
Financing Cash Flow Activities
Net proceeds from loans	—	214	(214)
Preferred share dividends	(18)	(18)	—
Share repurchases	(340)	(163)	(177)
Acquisition of noncontrolling shareholders’ interest in subsidiary	(175)	—	(175)
Net cash flows (used in) provided by financing activities	$(533)	$33	$(566)
(1) The impact of the $1,539 million of funds held - directly managed received as partial consideration for the QBE LPT transaction has been reclassified from net sales and maturities of trading securities (as presented in the condensed consolidated statements of cash flows) to other sources (uses) in the above tabular disclosure.
Analysis of Sources and Uses of Cash
Operating Cash Flow Activities
2023 vs 2022: Cash provided by operating activities of $437 million for the six months ended June 30, 2023 was driven by net sales and maturities of trading securities of $591 million and cash from other sources of $297 million, which was primarily generated by the release of funds held balances to cover net paid claims on certain portfolios, partially offset by the payment of general and administrative and interest expenses. We also received $402 million of cash as partial consideration for the QBE and RACQ LPTs, $242 million from receipt of net investment income and $94 million for the Enhanzed Re gain on novation. Partially offsetting these cash inflows was net paid losses of $1.2 billion. In comparison, cash used in operating activities of $117 million for the six months ended June 30, 2022 was driven by net paid losses of $828 million, partially offset by net sales and maturities of trading securities of $772 million and net investment income received of $199 million.
Investing Cash Flow Activities
2023 vs 2022: Cash used in investing activities of $31 million for the six months ended June 30, 2023 was primarily due to net purchases of fixed maturities, AFS and other investments of $7 million and $25 million, respectively. In
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 56

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

comparison, cash used in investing activities of $934 million for the six months ended June 30, 2022 was primarily due to net purchases of fixed maturities, AFS and other investments of $34 million and $902 million, respectively.
Financing Cash Flow Activities
2023 vs 2022: Cash used in financing activities of $533 million for the six months ended June 30, 2023 was primarily driven by share repurchases of $340 million, as a result of our strategic repurchase of our non-voting convertible ordinary shares during the first quarter of 2023, in addition to Enhanzed Re’s repurchase of the entire 24.9% ownership interest Allianz held in Enhanzed Re for $175 million. In comparison, cash provided by financing activities of $33 million for the six months ended June 30, 2022 was largely driven by net proceeds from loans of $214 million, partially offset by share repurchases of $163 million.

Debt Obligations

We utilize debt financing and loan facilities primarily for funding acquisitions and significant new business, investment activities and, from time to time, for general corporate purposes.
Our debt obligations as of June 30, 2023 and December 31, 2022 were as follows:

Facility	Origination Date	Term	June 30, 2023	December 31, 2022
			(in millions of U.S. dollars)
4.95% Senior Notes due 2029	May 2019	10 years	$496	$496
3.10% Senior Notes due 2031	August 2021	10 years	495	495
Total Senior Notes			991	991
5.75% Junior Subordinated Notes due 2040	August 2020	20 years	345	345
5.50% Junior Subordinated Notes due 2042	January 2022	20 years	494	493
Total Junior Subordinated Notes			839	838
Total debt obligations			$1,830	$1,829
Under the eligible capital rules of the BMA, the Senior Notes qualify as Tier 3 capital and the Junior Subordinated Notes qualify as Tier 2 capital when considering the BSCR.
We may from time to time seek to retire or purchase our outstanding debt through cash purchases, redemptions and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. Any such repurchases, redemptions or exchanges will be dependent upon several factors, including our liquidity requirements, contractual restrictions, general market conditions and applicable regulatory, legal and accounting factors.
Credit Ratings
The following table presents our credit ratings as of August 2, 2023:

Credit ratings (1)	Standard and Poor’s	Fitch Ratings
Long-term issuer	BBB+ (Outlook: Stable)	BBB+ (Outlook: Stable)
2029 Senior Notes	BBB+	BBB
2031 Senior Notes	BBB	BBB
2040 and 2042 Junior Subordinated Notes	BBB-	BBB-
Series D and E Preferred Shares	BBB-	BBB-
(1) Credit ratings are provided by third parties, Standard & Poor’s and Fitch Ratings, and are subject to certain limitations and disclaimers. For information on these ratings, refer to the rating agencies’ websites and other publications.
Agency ratings are not a recommendation to buy, sell or hold any of our securities and may be revised or withdrawn at any time by the issuing organization. Each agency's rating should be evaluated independently of any other agency's rating6.
6 For information on risks related to our credit ratings, refer to "Item 1A. Risk Factors - Risks Relating to Liquidity and Capital Resources" and "Item 1A. Risk Factors - Risks Relating to Ownership of our Shares" in our Annual Report on Form 10-K for the year ended December 31, 2022.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 57

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

Contractual Obligations

The following table includes only material changes in our contractual obligations as disclosed in “Part II, Item 7” Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022, and primarily relate to changes resulting from the QBE LPT transaction.
As of June 30, 2023, our estimated payments for losses and LAE by expected payment date for the Run-off segment was as follows:

		Short-term	Long-term
	Total	Less than 1 Year	1 - 3 years	3 - 5 years	6 - 10 years	More than 10 Years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and LAE for the Run-off segment(1)
Asbestos	$1,647	$151	$281	$239	$348	$628
Environmental	341	45	71	52	75	98
General Casualty	4,444	754	1,040	679	1,358	613
Workers' compensation/personal accident	2,258	216	332	329	464	917
Marine, aviation and transit	436	156	141	58	45	36
Construction defect	335	80	115	36	70	34
Professional indemnity/ Directors and Officers	2,510	607	785	431	538	149
Motor	943	206	255	115	131	236
Property	480	179	169	65	51	16
Other	513	173	159	63	56	62
Total outstanding losses and IBNR	13,907	2,567	3,348	2,067	3,136	2,789
ULAE	438	85	109	63	87	94
Total estimated gross reserves for losses and LAE for the Run-off segment (1)	$14,345	$2,652	$3,457	$2,130	$3,223	$2,883
(1)     The reserves for losses and LAE represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our condensed consolidated financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above. The amounts in the above table represent our estimates of known liabilities as of June 30, 2023 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, certain of the reserves included in the condensed consolidated financial statements as of June 30, 2023 were acquired by us and initially recorded at fair value with subsequent amortization, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.
Reserves for Losses and LAE
We generally attempt to match the duration of our investment portfolio to the duration of our general liability profile. We generally seek to maintain investment portfolios that are shorter or of equivalent duration to the liabilities in order to provide liquidity for the settlement of losses and, where possible, to avoid having to liquidate longer-dated investments. The settlement of liabilities also has the potential to accelerate the natural payout of losses and policyholder benefits, which may require additional liquidity. As of as of June 30, 2023 and December 31, 2022, the weighted average durations of our Run-off segment gross reserves for losses and LAE were 4.58 years and 4.65 years, respectively. The decrease from 2022 was driven by shorter average payouts from new acquisitions during the six months ended June 30, 2023.

Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 58

Item 3 | Quantitative and Qualitative Disclosures About Market Risk

Share Repurchases and Dividends

We believe that the best investment is in our business, by funding future transactions and meeting our financing obligations. We may choose to return value to shareholders in the form of share repurchases or dividends. To date, we have not declared any dividends on our ordinary shares. For details on our share repurchase programs and strategic share repurchases, refer to Note 14 to our condensed consolidated financial statements. We may re-evaluate this strategy from time to time based on overall market conditions and other factors.
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

Off-Balance Sheet Arrangements

As of June 30, 2023, we have entered into certain investment commitments and parental guarantees7. We also utilize unsecured and secured letters of credit8 and a deposit facility. We do not believe it is reasonably likely that these arrangements will have a material current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, cash requirements or capital resources.

	Short-Term	Long-Term
	Less than 1 Year	More than 1 Year	Total
	(in millions of U.S. dollars)
Investing Activities
Unfunded investment commitments (1)	$389	$1,420	$1,809
Financing Activities
Letters of credit	—	1,824	1,824
(1) Refer to Note 17 to our condensed consolidated financial statements for further details.

7 Refer to Note 17 to our condensed consolidated financial statements for further details.
8 Refer to Note 17 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for further details.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 59

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk. For the six months ended June 30, 2023, there were no material changes to these market risks or our policies to address these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022. Please see such section for a discussion of our exposure to and policies to address these market risks.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 60

ITEM 1.   FINANCIAL STATEMENTS

Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 61

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2023 and December 31, 2022

	June 30, 2023	December 31, 2022
	(expressed in millions of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$6	$14
Short-term investments, available-for-sale, at fair value (amortized cost: 2023 — $59; 2022 — $37)	59	38
Fixed maturities, trading, at fair value	2,038	2,370
Fixed maturities, available-for-sale, at fair value (amortized cost: 2023 — $5,901; 2022 — $5,871; net of allowance: 2023 — $24; 2022 — $33)	5,351	5,223
Funds held - directly managed	2,669	2,040
Equities, at fair value (cost: 2023 — $953; 2022 — $1,357)	965	1,250
Other investments, at fair value (includes consolidated variable interest entity: 2023 - $32; 2022 - $3)	3,416	3,296
Equity method investments	424	397
Total investments (Note 4 and Note 10)	14,928	14,628
Cash and cash equivalents (includes consolidated variable interest entity: 2023 - $2; 2022 - $0)	768	822
Restricted cash and cash equivalents	418	508
Reinsurance balances recoverable on paid and unpaid losses (net of allowance: 2023 — $135; 2022 — $131)	846	856
Reinsurance balances recoverable on paid and unpaid losses, at fair value (Note 10)	247	275
Insurance balances recoverable (net of allowance: 2023 and 2022 — $5) (Note 9)	175	177
Funds held by reinsured companies	3,105	3,582
Net deferred charge assets (Note 6)	797	658
Other assets	577	648
TOTAL ASSETS	$21,861	$22,154

LIABILITIES
Losses and loss adjustment expenses (Note 7)	$12,664	$11,721
Losses and loss adjustment expenses, at fair value (Note 7 and Note 10)	1,170	1,286
Future policyholder benefits (Note 8)	—	821
Defendant asbestos and environmental liabilities (Note 9)	587	607
Insurance and reinsurance balances payable	96	100
Debt obligations (Note 12)	1,830	1,829
Other liabilities	412	462
TOTAL LIABILITIES	16,759	16,826

COMMITMENTS AND CONTINGENCIES (Note 17)
REDEEMABLE NONCONTROLLING INTERESTS (Note 13)	178	168

SHAREHOLDERS’ EQUITY (Note 14)
Ordinary shares (par value $1 each, issued and outstanding 2023: 16,027,816; 2022: 17,588,050):
Voting Ordinary shares (issued and outstanding 2023: 16,027,816; 2022: 15,990,338)	16	16
Non-voting convertible ordinary Series C Shares (issued and outstanding 2023: 0; 2022: 1,192,941)	—	1
Non-voting convertible ordinary Series E Shares (issued and outstanding 2023: 0; 2022: 404,771)	—	—
Preferred Shares:
Series C Preferred Shares (issued and held in treasury 2023 and 2022: 388,571)	—	—
Series D Preferred Shares (issued and outstanding 2023 and 2022: 16,000; liquidation preference $400)	400	400
Series E Preferred Shares (issued and outstanding 2023 and 2022: 4,400; liquidation preference $110)	110	110
Treasury shares, at cost (Series C Preferred shares 2023 and 2022: 388,571)	(422)	(422)
Joint Share Ownership Plan (voting ordinary shares, held in trust 2023 and 2022: 565,630)	(1)	(1)
Additional paid-in capital	447	766
Accumulated other comprehensive loss	(488)	(302)
Retained earnings	4,851	4,406
Total Enstar Shareholders’ Equity	4,913	4,974
Noncontrolling interests (Note 13)	11	186
TOTAL SHAREHOLDERS’ EQUITY	4,924	5,160
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY	$21,861	$22,154
See accompanying notes to the unaudited condensed consolidated financial statements
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 62

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three and Six Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(expressed in millions of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$7	$14	$15	$48
Net investment income	172	106	328	186
Net realized gains (losses)	17	(38)	(19)	(75)
Net unrealized (losses) gains	(44)	(591)	180	(972)
Other income	2	23	282	37
Total income (loss)	154	(486)	786	(776)

EXPENSES
Net incurred losses and loss adjustment expenses
Current period	3	13	13	26
Prior periods	(10)	(159)	(20)	(335)
Total net incurred losses and loss adjustment expenses	(7)	(146)	(7)	(309)
Policyholder benefit expenses	—	6	—	18
Amortization of net deferred charge assets	24	21	41	39
Acquisition costs	4	12	6	20
General and administrative expenses	85	83	174	168
Interest expense	22	23	45	48
Net foreign exchange losses (gains)	5	(13)	(1)	(10)
Total expenses	133	(14)	258	(26)

EARNINGS (LOSS) BEFORE INCOME TAXES	21	(472)	528	(750)
Income tax benefit	4	4	5	4
Earnings from equity method investments	14	1	25	32
NET EARNINGS (LOSS)	39	(467)	558	(714)
Net (earnings) loss attributable to noncontrolling interests	(9)	42	(95)	31
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR	30	(425)	463	(683)
Dividends on preferred shares	(9)	(9)	(18)	(18)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$21	$(434)	$445	$(701)

Earnings (loss) per ordinary share attributable to Enstar Ordinary Shareholders:
Basic	$1.36	$(25.20)	$27.44	$(40.29)
Diluted	$1.34	$(25.20)	$27.19	$(40.29)
Weighted average ordinary shares outstanding:
Basic	15,460,318	17,224,449	16,216,080	17,400,257
Diluted	15,660,981	17,470,691	16,366,517	17,634,698

See accompanying notes to the unaudited condensed consolidated financial statements
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 63

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(expressed in millions of U.S. dollars)
NET EARNINGS (LOSS)	$39	$(467)	$558	$(714)

Other comprehensive income (loss), net of income taxes:
Unrealized (losses) gains on fixed maturities, available-for-sale arising during the period	(34)	(269)	23	(550)
Reclassification adjustment for change in allowance for credit losses recognized in net earnings	5	13	(4)	32
Reclassification adjustment for net realized losses included in net earnings	20	17	47	31
Unrealized (losses) gains arising during the period, net of reclassification adjustments	(9)	(239)	66	(487)
Remeasurement of future policyholder benefits - change in discount rate	—	135	—	180
Reclassification adjustment for remeasurement of future policyholder benefits included in net earnings	—	—	(363)	—
Change in currency translation adjustment	(3)	1	2	2
Change in net liability for losses and LAE at fair value - Enstar-specific credit risk	21	—	21	—
Total other comprehensive income (loss)	9	(103)	(274)	(305)

Comprehensive income (loss)	48	(570)	284	(1,019)
Comprehensive (income) loss attributable to noncontrolling interests	(10)	13	(7)	(3)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSTAR	$38	$(557)	$277	$(1,022)
See accompanying notes to the unaudited condensed consolidated financial statements

Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 64

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three and Six Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(expressed in millions of U.S. dollars)
Share Capital — Voting Ordinary Shares
Balance, beginning of period	$16	$17	$16	$17
Shares repurchased	—	(1)	—	(1)
Balance, beginning and end of period	$16	$16	$16	$16
Share Capital — Non-Voting Convertible Ordinary Series C Shares
Balance, beginning of period	$—	$1	$1	$1
Shares repurchased	—	—	(1)	—
Balance, end of period	$—	$1	$—	$1
Share Capital — Non-Voting Convertible Ordinary Series E Shares
Balance, beginning and end of period	$—	$—	$—	$—
Share Capital — Series C Convertible Participating Non-Voting Preferred Shares
Balance, beginning and end of period	$—	$—	$—	$—
Share Capital — Series D Preferred Shares
Balance, beginning and end of period	$400	$400	$400	$400
Share Capital — Series E Preferred Shares
Balance, beginning and end of period	$110	$110	$110	$110
Treasury Shares (Series C Preferred Shares)
Balance, beginning and end of period	$(422)	$(422)	$(422)	$(422)
Joint Share Ownership Plan — Voting Ordinary Shares, Held in Trust
Balance, beginning and end of period	$(1)	$(1)	$(1)	$(1)
Additional Paid-in Capital
Balance, beginning of period	$440	$883	$766	$922
Repurchase of voting ordinary shares	(1)	—	(3)	(3)
Ordinary shares repurchased	—	(120)	(339)	(162)
Amortization of share-based compensation	8	6	14	12
Acquisition of noncontrolling shareholders’ interest in subsidiary	—	—	9	—
Balance, end of period	$447	$769	$447	$769
Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	$(496)	$(223)	$(302)	$(16)
Cumulative currency translation adjustment
Balance, beginning of period	14	10	9	9
Change in currency translation adjustment	(3)	1	2	2
Balance, end of period	11	11	11	11
Defined benefit pension liability
Balance, beginning and end of period	—	2	—	2
Unrealized (losses) gains on available-for-sale investments
Balance, beginning of period	(510)	(269)	(584)	(27)
Acquisition of noncontrolling shareholders’ interest in subsidiary	—	—	(9)	—
Change in unrealized (losses) gains on available-for-sale investments	(10)	(234)	73	(476)
Balance, end of period	(520)	(503)	(520)	(503)
Remeasurement of future policyholder benefits - change in discount rate
Balance, beginning of period (1)	—	34	273	—
Change in remeasurement of future policyholder benefits	—	101	(273)	135
Balance, end of period	—	135	—	135
Insurance contracts - net liability for losses and LAE at fair value - Enstar-specific credit risk
Balance, beginning of period	—	—	—	—
Change in net liability for losses and LAE at fair value - Enstar-specific credit risk	21	—	21	—
Balance, end of period	21	—	21	—
Balance, end of period	$(488)	$(355)	$(488)	$(355)
Retained Earnings
Balance, beginning of period	$4,830	$5,045	$4,406	$5,312
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 65

Net earnings (loss)	39	(467)	558	(714)
Net (earnings) loss attributable to noncontrolling interests	(9)	42	(95)	31
Dividends on preferred shares	(9)	(9)	(18)	(18)
Balance, end of period	$4,851	$4,611	$4,851	$4,611
Noncontrolling Interests (excludes Redeemable Noncontrolling Interests)
Balance, beginning of period (1)	$7	$244	$186	$230
Consolidation of noncontrolling interests	3	—	3	—
Change in unrealized gains (losses) on available-for-sale investments attributable to noncontrolling interests	1	(3)	1	(6)
Acquisition of noncontrolling shareholders’ interest in subsidiary	(1)	—	(175)	—
Change in remeasurement of future policyholder benefits attributable to noncontrolling interests	—	34	(90)	45
Net earnings (loss) attributable to noncontrolling interests	1	(37)	86	(31)
Balance, end of period	$11	$238	$11	$238
Total Shareholders' Equity	$4,924	$5,367	$4,924	$5,367
(1) Accumulated other comprehensive (loss) earnings attributable to both Enstar and our noncontrolling interests as of January 1, 2023 has been retrospectively adjusted for all applicable prior periods for the impact of adopting ASU 2018-12 on January 1, 2023. Refer to Note 8 for additional information.
See accompanying notes to the unaudited condensed consolidated financial statements
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 66

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023	2022
	(expressed in millions of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings (loss)	$558	$(714)
Adjustments to reconcile net earnings (loss) to cash flows provided by (used in) operating activities:
Realized losses on investments	19	75
Unrealized (gains) losses on investments	(180)	972
Amortization of net deferred charge assets	41	39
Depreciation and other amortization	3	31
Net gain on Enhanzed Re novation	(275)	—
Cash consideration for the Enhanzed Re novation	94	—
Earnings from equity method investments	(25)	(32)
Sales and maturities of trading securities	886	2,192
Purchases of trading securities and funds held - directly managed	(1,834)	(1,420)
Other adjustments	(10)	17
Changes in:
Reinsurance balances recoverable on paid and unpaid losses	4	233
Funds held by reinsured companies	455	(1,615)
Losses and loss adjustment expenses	859	470
Defendant asbestos and environmental liabilities	(20)	(18)
Insurance and reinsurance balances payable	31	(48)
Other operating assets and liabilities	(169)	(299)
Net cash flows provided by (used in) operating activities	437	(117)
INVESTING ACTIVITIES:
Sales and maturities of available-for-sale securities	1,196	1,223
Purchase of available-for-sale securities	(1,203)	(1,257)
Purchase of other investments	(378)	(1,167)
Proceeds from other investments	353	265
Other investing activities	1	2
Net cash flows used in investing activities	(31)	(934)
FINANCING ACTIVITIES:
Dividends on preferred shares	(18)	(18)
Acquisition of noncontrolling shareholders’ interest in subsidiary	(175)	—
Repurchase of shares	(340)	(163)
Issuance of debt, net of issuance costs (1)	—	494
Repayment of debt (1)	—	(280)
Net cash flows (used in) provided by financing activities	(533)	33
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	(17)	12
NET DECREASE IN CASH AND CASH EQUIVALENTS	(144)	(1,006)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,330	2,092
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,186	$1,086
(1) We borrowed and fully repaid $150 million of loans under our revolving credit facility during the first quarter of 2023.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 67

Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$7	$3
Interest paid	$44	$39

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$768	$785
Restricted cash and cash equivalents	418	301
Cash, cash equivalents and restricted cash	$1,186	$1,086

Non-cash operating activities:
Novation of future policy holder benefits	828	—
Funds held directly managed transferred in exchange on novation of future policy holder benefits	(949)	—
Other assets / liabilities transferred on novation of future policy holder benefits	(62)	—
Losses and loss adjustment expenses transferred in connection with settlement of participation in Atrium's Syndicate 609	173	—
Investments transferred in connection with settlement of participation in Atrium's Syndicate 609	(173)	—

Non-cash investing activities:
Unsettled purchases of available-for-sale securities and other investments	$23	$15
Unsettled sales of available-for-sale securities and other investments	(3)	3
Receipt of AFS debt securities as consideration in exchange for assumption of reinsurance contract liabilities	113	—
See accompanying notes to the unaudited condensed consolidated financial statements
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 68

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 1. Basis of Presentation

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION

Enstar Group Limited ("Enstar") is a leading global (re)insurance group that offers capital release solutions through its network of group companies. Our core focus is acquiring and managing (re)insurance companies and portfolios of (re)insurance business in run-off.
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
Our results for the second quarter 2023 included two out of period adjustments that reduced income related to the correction of errors originating in prior periods. The first adjustment related to a $21 million reduction of income for a fourth quarter 2022 fair value adjustment to liabilities accounted for under the fair value option that should have been reflected in other comprehensive income. The second quarter 2023 expense was offset by a corresponding other comprehensive income adjustment and therefore there was no impact on total comprehensive income or equity. The second adjustment related to a reduction of income of $8 million for our equity method investment in Monument Re that should have been reflected in the first quarter 2023. Management concluded that while the adjustments were significant to our second quarter 2023 due to the near break-even nature of our results for the period, they were not material to the 2023 year to date or expected full year results.
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
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 69

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 2. Significant New Business

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
Refer to Note 8 for the expanded future policyholder benefit disclosures required upon adoption of ASU 2018-12.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 70

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 3. Segment Information

2. SIGNIFICANT NEW BUSINESS

We define new business as material transactions, which generally take the form of reinsurance or direct business transfers, or business acquisitions.
The table below sets forth a summary of new business that we have completed between January 1, 2023 and June 30, 2023:

Transaction	Consideration Received	Net Loss Reserves Assumed	DCA (1)	Type of Transaction	Remaining Limit upon Acquisition	Line of Business	Jurisdiction
	(in millions of U.S. dollars)
QBE (2)	$1,857	$2,036	$179	LPT	$838	Diversified mix of financial lines, casualty, multiline and discontinued business	North America and International
RACQ (3)	179	179	—	LPT	195	Motor vehicle Compulsory Third Party (“CTP”) liabilities	Australia
Total 2023	$2,036	$2,215	$179
(1) Where the estimated ultimate losses payable exceed the consideration received at the inception of the agreement, a deferred charge asset (“DCA”) is recorded. Refer to Note 6 for additional information.
(2) Total consideration received is comprised of $1,539 million of funds held - directly managed and $344 million of restricted cash, net of consideration payable of $25 million.
(3) Total consideration received is comprised of $58 million of restricted cash, $113 million of investments and $8 million of funds held by reinsured companies.

Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 71

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 3. Segment Information

3. SEGMENT INFORMATION

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
The Legacy Underwriting segment comprises SGL No.1's 25% gross share of the 2020 and prior underwriting years of Atrium's Syndicate 609 at Lloyd's, offset by the contractual transfer of the results of that business to the Atrium entities that were divested in an exchange transaction (the “Exchange Transaction”). There is no net retention for Enstar on Atrium's 2020 and prior underwriting years. The contractual arrangements between SGL No. 1, Arden and Atrium relating to the reinsurance agreements and the Capacity Lease Agreement were settled in the second quarter of 2023. Other than the settlement of these amounts, we do not expect to record any transactions in the Legacy Underwriting segment in 2023.
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
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 72

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 4. Investments

The following table sets forth select unaudited condensed consolidated statement of earnings results by segment and our Corporate and other activities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions of U.S. dollars)
Income
Run-off	$12	$16	$25	$43
Assumed Life	—	1	275	15
Investments	145	(523)	489	(859)
Legacy Underwriting	—	6	—	8
Subtotal	157	(500)	789	(793)
Corporate and other	(3)	14	(3)	17
Total income (loss)	$154	$(486)	$786	$(776)

Earnings from equity method investments
Investments	$14	$1	$25	$32

Segment net earnings (loss)
Run-off	$(34)	$78	$(39)	$97
Assumed Life	—	(7)	275	22
Investments	149	(532)	493	(846)
Legacy Underwriting	—	—	—	—
Total segment net earnings (loss)	115	(461)	729	(727)
Corporate and other:
Other (expense) income (1)	(3)	14	(3)	17
Net incurred losses and loss adjustment expenses (“LAE”) (2)	2	43	(21)	139
Amortization of net deferred charge assets	(24)	(21)	(41)	(39)
General and administrative expenses	(28)	(36)	(67)	(70)
Interest expense	(22)	(23)	(45)	(48)
Net foreign exchange gains (losses)	(5)	13	1	10
Income tax benefit	4	4	5	4
Net earnings attributable to noncontrolling interests	(9)	42	(95)	31
Dividends on preferred shares	(9)	(9)	(18)	(18)
Total - Corporate and other (loss) income	(94)	27	(284)	26
Net earnings (loss) attributable to Enstar Ordinary Shareholders	$21	$(434)	$445	$(701)
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
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 73

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 4. Investments

4. INVESTMENTS

Short-term and Fixed Maturity Investments
Asset Types
The fair values of the following underlying asset categories are set out below:

	June 30, 2023
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Fixed maturities, funds held - directly managed	Total
	(in millions of U.S. dollars)
U.S. government and agency	$3	$21	$50	$256	$162	$492
U.K. government	—	—	32	38	37	107
Other government	—	8	140	283	44	475
Corporate	3	30	1,404	2,867	1,367	5,671
Municipal	—	—	47	85	58	190
Residential mortgage-backed	—	—	58	367	194	619
Commercial mortgage-backed	—	—	153	686	239	1,078
Asset-backed	—	—	154	769	264	1,187
Total fixed maturity and short-term investments	$6	$59	$2,038	$5,351	$2,365	$9,819

	December 31, 2022
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Fixed maturities, funds held - directly managed	Total
	(in millions of U.S. dollars)
U.S. government and agency	$14	$10	$64	$300	$128	$516
U.K. government	—	3	42	33	4	82
Other government	—	—	188	131	143	462
Corporate (1)	—	25	1,594	2,988	679	5,286
Municipal	—	—	59	99	53	211
Residential mortgage-backed	—	—	77	362	113	552
Commercial mortgage-backed	—	—	191	628	203	1,022
Asset-backed	—	—	155	682	77	914
Structured Products	—	—	—	—	586	586
Total fixed maturity and short-term investments	$14	$38	$2,370	$5,223	$1,986	$9,631
(1) Includes convertible bonds of $223 million, which includes embedded derivatives of $34 million.
Included within residential and commercial mortgage-backed securities as of June 30, 2023 were securities issued by U.S. governmental agencies with a fair value of $443 million (December 31, 2022: $429 million).
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 74

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

As of June 30, 2023	Amortized Cost	Fair Value	% of Total Fair Value
	(in millions of U.S. dollars)
One year or less	$656	$648	6.6%
More than one year through five years	3,256	3,053	31.1%
More than five years through ten years	2,092	1,837	18.7%
More than ten years	1,803	1,397	14.2%
Residential mortgage-backed	674	619	6.3%
Commercial mortgage-backed	1,174	1,078	11.0%
Asset-backed	1,217	1,187	12.1%
	$10,872	$9,819	100.0%
Unrealized Gains and Losses on AFS Short-term and Fixed Maturity Investments
The amortized cost, unrealized gains and losses, allowance for credit losses and fair values of our short-term and fixed maturity investments classified as AFS were as follows:

		Gross Unrealized Gains	Gross Unrealized Losses
As of June 30, 2023	Amortized Cost		Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
	(in millions of U.S. dollars)
U.S. government and agency	$300	$—	$(23)	$—	$277
U.K. government	39	1	(2)	—	38
Other government	306	1	(16)	—	291
Corporate	3,267	3	(351)	(22)	2,897
Municipal	102	—	(17)	—	85
Residential mortgage-backed	409	—	(42)	—	367
Commercial mortgage-backed	750	1	(63)	(2)	686
Asset-backed	787	2	(20)	—	769
	$5,960	$8	$(534)	$(24)	$5,410

		Gross Unrealized Gains	Gross Unrealized Losses
As of December 31, 2022	Amortized Cost		Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
	(in millions of U.S. dollars)
U.S. government and agency	$338	$—	$(28)	$—	$310
U.K. government	36	2	(2)	—	36
Other government	146	1	(15)	(1)	131
Corporate	3,466	7	(428)	(32)	3,013
Municipal	120	1	(22)	—	99
Residential mortgage-backed	407	—	(45)	—	362
Commercial mortgage-backed	689	2	(63)	—	628
Asset-backed	706	1	(25)	—	682
	$5,908	$14	$(628)	$(33)	$5,261
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 75

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 4. Investments

Gross Unrealized Losses on AFS Short-term and Fixed Maturity Investments
The following tables summarizes our short-term and fixed maturity investments classified as AFS that were in a gross unrealized loss position, for which an allowance for credit losses has not been recorded, as explained below:

	12 Months or Greater		Less Than 12 Months		Total
As of June 30, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions of U.S. dollars)
U.S. government and agency	$179	$(21)	$94	$(2)	$273	$(23)
U.K. government	6	(1)	15	(1)	21	(2)
Other government	74	(13)	164	(3)	238	(16)
Corporate	1,839	(329)	851	(22)	2,690	(351)
Municipal	77	(17)	6	—	83	(17)
Residential mortgage-backed	226	(39)	118	(3)	344	(42)
Commercial mortgage-backed	393	(55)	256	(8)	649	(63)
Asset-backed	374	(17)	214	(3)	588	(20)
Total short-term and fixed maturity investments	$3,168	$(492)	$1,718	$(42)	$4,886	$(534)

	12 Months or Greater		Less Than 12 Months		Total
As of December 31, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions of U.S. dollars)
U.S. government and agency	$188	$(19)	$112	$(9)	$300	$(28)
U.K. government	1	—	10	(2)	11	(2)
Other government	25	(4)	89	(11)	114	(15)
Corporate	1,261	(246)	1,542	(182)	2,803	(428)
Municipal	58	(14)	32	(8)	90	(22)
Residential mortgage-backed	185	(35)	154	(10)	339	(45)
Commercial mortgage-backed	277	(43)	275	(20)	552	(63)
Asset-backed	186	(10)	357	(15)	543	(25)
Total short-term and fixed maturity investments	$2,181	$(371)	$2,571	$(257)	$4,752	$(628)
As of June 30, 2023 and December 31, 2022, the number of securities classified as AFS in an unrealized loss position for which an allowance for credit loss is not recorded was 2,916 and 2,935, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 1,845 and 1,155, respectively.
The contractual terms of a majority of these investments do not permit the issuers to settle the securities at a price less than the amortized cost basis of the security. While interest rates have increased and credit spreads have widened, and in certain cases credit ratings were downgraded, we currently do not expect the issuers of these fixed maturities to settle them at a price less than their amortized cost basis and therefore it is expected that we will recover the entire amortized cost basis of each security. Furthermore, we do not intend to sell the securities that are currently in an unrealized loss position, and it is also not more likely than not that we will be required to sell the securities before the recovery of their amortized cost bases.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 76

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 4. Investments

Allowance for Credit Losses on AFS Fixed Maturity Investments
The following table provides a reconciliation of the beginning and ending allowance for credit losses on our AFS debt securities:

	Three Months Ended June 30,
	2023			2022
	Corporate	Commercial mortgage backed	Total	Corporate	Total
	(in millions of U.S. dollars)
Allowance for credit losses, beginning of period	$(21)	$—	$(21)	$(29)	$(29)
Allowances for credit losses on securities for which credit losses were not previously recorded	(2)	(2)	(4)	(9)	(9)
Reductions for securities sold during the period	2	—	2	—	—
Decrease to the allowance for credit losses on securities that had an allowance recorded in the previous period	(1)	—	(1)	(4)	(4)
Allowance for credit losses, end of period	$(22)	$(2)	$(24)	$(42)	$(42)

	Six Months Ended June 30,
	2023				2022
	Other government	Corporate	Commercial mortgage backed	Total	Corporate	Total
	(in millions of U.S. dollars)
Allowance for credit losses, beginning of period	$(1)	$(32)	$—	$(33)	$(10)	$(10)
Allowances for credit losses on securities for which credit losses were not previously recorded	—	(3)	(2)	(5)	(28)	(28)
Reductions for securities sold during the period	—	5	—	5	—	—
Increase (decrease) to the allowance for credit losses on securities that had an allowance recorded in the previous period	1	8	—	9	(4)	(4)
Allowance for credit losses, end of period	$—	$(22)	$(2)	$(24)	$(42)	$(42)
During the three and six months ended June 30, 2023 and 2022, we did not have any write-offs charged against the allowance for credit losses or any recoveries of amounts previously written off.

Equity Investments
The following table summarizes our equity investments:

	June 30, 2023	December 31, 2022
	(in millions of U.S. dollars)
Equity Investments
Publicly traded equity investments in common and preferred stocks	$323	$385
Exchange-traded funds	276	507
Privately held equity investments in common and preferred stocks	366	358
	$965	$1,250

Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 77

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 4. Investments

Other Investments
The following table summarizes our other investments carried at fair value:

	June 30, 2023	December 31, 2022
	(in millions of U.S. dollars)
Other Investments
Hedge funds	$542	$549
Fixed income funds	511	547
Private equity funds	1,469	1,282
Private credit funds	407	362
Equity funds	4	3
CLO equity funds	196	203
CLO equities	58	148
Real estate funds	229	202
	$3,416	$3,296
Other investments, including equities measured at fair value using NAV as a practical expedient
We use NAV as a practical expedient to fair value certain of our other investments, including equities.
The table below details the estimated period by which proceeds would be received if we had provided notice of our intent to redeem or initiated a sales process as of June 30, 2023 for our investments measured at fair value using NAV as a practical expedient:

	Less than 1 Year	1-2 years	2-3 years	More than 3 years	Not Eligible/ Restricted	Total	Redemption Frequency
	(in millions of U.S. dollars)
Equities
Privately held equity investments	$—	$—	$—	$—	$41	$41	N/A

Other investments
Hedge funds	$542	$—	$—	$—	$—	$542	monthly to bi-annually
Fixed income funds	376	—	—	—	63	439	monthly to quarterly
Private equity funds	—	60	—	—	1,409	1,469	quarterly for unrestricted amount
Private credit funds	—	—	—	—	407	407	N/A
CLO equity funds	165	30	—	—	1	196	quarterly to bi-annually
Real estate funds	—	—	—	—	229	229	N/A
	$1,083	$90	$—	$—	$2,150	$3,323
As of June 30, 2023, $38 million of our investments were subject to gates or side-pockets.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 78

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 4. Investments

Funds Held
Funds Held - Directly Managed
The following table summarizes the components of the investments collateralizing the funds held - directly managed:

	June 30, 2023	December 31, 2022
	(in millions of U.S. dollars)
Short-term and fixed maturity investments, trading	$2,365	$1,986
Equities	12	—
Other investments	97	—
Short-term and fixed maturity investments, equities and other investments within funds held - directly managed, at fair value	2,474	1,986
Cash and cash equivalents	178	41
Other assets	17	13
Funds held - directly managed	$2,669	$2,040
The following table summarizes the short-term and fixed maturity investment components of our funds held - directly managed:

	June 30, 2023	December 31, 2022
	(in millions of U.S. dollars)
Short-term and fixed maturity investments, at amortized cost, and equities and other investments, at cost	$2,641	$2,765
Net unrealized (losses) gains:
Accumulated change in fair value - embedded derivative	(167)	(572)
Accumulated change in fair value (1)	—	(207)
Short-term and fixed maturity investments, equities and other investments within funds held - directly managed, at fair value	$2,474	$1,986
(1) Is clearly and closely related to the host contract.
The $629 million increase in funds held - directly managed from December 31, 2022 to June 30, 2023 was primarily driven by an LPT transaction with QBE completed during the second quarter of 2023, partially offset by the derecognition of the assets supporting the Enhanzed Re reinsurance of a closed block of life annuity policies that were novated during the first quarter of 2023.
Refer to the sections above for details of the short-term and fixed maturity investments within our funds held - directly managed portfolios.
Funds Held by Reinsured Companies
As of June 30, 2023 and December 31, 2022, we had funds held by reinsured companies of $3.1 billion and $3.6 billion, respectively.
Pursuant to the terms of the Aspen Insurance Holdings transaction entered in the second quarter 2022, in addition to earning a fixed crediting rate (“base crediting rate”) on the funds withheld, as of October 1, 2022 and through September 30, 2025 we will also receive a variable return (together, the “full crediting rate”).
The nature of the arrangement results in an embedded derivative, which represents the fair value of the amount by which all future interest payments on the funds withheld balance made at the full crediting rate are expected to exceed all future interest payments made on the funds withheld balance at the base crediting rate.
The following table summarizes the components of our funds held by reinsured companies:

	June 30, 2023	December 31, 2022
	(in millions of U.S. dollars)
Fund held by reinsurance companies, at amortized cost	$3,063	$3,538
Fair value of embedded derivative	42	44
Funds held by reinsured companies	$3,105	$3,582
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 79

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 4. Investments

Net Investment Income
Major categories of net investment income are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions of U.S. dollars)
Fixed maturity investments	$81	$55	$160	$107
Short-term investments and cash and cash equivalents	10	2	17	2
Funds held by reinsured companies	40	21	79	32
Funds held - directly managed	22	10	33	19
Investment income from fixed maturities and cash and cash equivalents	153	88	289	160
Equity investments	10	11	24	19
Other investments	13	11	23	22
Investment income from equities and other investments	23	22	47	41
Gross investment income	176	110	336	201
Investment expenses	(4)	(4)	(8)	(15)
Net investment income	$172	$106	$328	$186
Net Realized and Unrealized Gains (Losses)
Components of net realized and unrealized gains (losses) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions of U.S. dollars)
Net realized (losses) gains on sales:
Gross realized (losses) gains on fixed maturity securities, AFS	$(3)	$—	$2	$2
Gross realized losses on fixed maturity securities, AFS	(17)	(16)	(49)	(34)
Decrease (increase) in allowance for expected credit losses on fixed maturity securities, AFS	(5)	(14)	4	(33)
Net realized losses on funds held - directly managed	—	—	(7)	—
Net gains (losses) recognized on equity securities sold during the period	13	(8)	23	(10)
Net realized investment gains on investment derivatives	29	—	8	—
Total net realized gains (losses) on sales	$17	$(38)	$(19)	$(75)
Net unrealized gains (losses):
Fixed maturity securities, trading	$(42)	$(176)	$(2)	$(399)
Fixed maturity securities, equities and other investments in funds held - directly managed	(22)	(203)	4	(279)
Net unrealized gains (losses) recognized on equity securities still held at the reporting date	26	(160)	69	(202)
Other investments	27	(36)	112	(76)
Investment derivatives	(33)	(16)	(3)	(16)
Total net unrealized (losses) gains	$(44)	$(591)	$180	$(972)
Net realized and unrealized (losses) gains	$(27)	$(629)	$161	$(1,047)
The gross realized gains and losses on AFS investments for the three months ended June 30, 2023 and 2022 included in the table above resulted from sales of $337 million and $217 million, respectively. The gross realized gains and losses on AFS investments for the six months ended June 30, 2023 and 2022 included in the table above resulted from sales of $993 million and $977 million, respectively.

Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 80

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 5. Derivatives and Hedging Instruments

Restricted Assets
The carrying value of our restricted assets, including restricted cash of $418 million and $508 million, as of June 30, 2023 and December 31, 2022, respectively, was as follows:

	June 30, 2023	December 31, 2022
	(in millions of U.S. dollars)
Collateral in trust for third party agreements	$5,679	$5,343
Assets on deposit with regulatory authorities	92	159
Collateral for secured letter of credit facilities	83	82
Funds at Lloyd's ("FAL") (1)	338	365
	$6,192	$5,949
(1) We managed and provided capacity for one Lloyd's syndicate as of June 30, 2023 (December 31, 2022: we managed and/or provided capacity for three Lloyd’s syndicates). Lloyd's determines the required capital principally through the use of an internal model that calculates a solvency capital requirement for each syndicate. This capital is referred to as FAL and will be drawn upon in the event that a syndicate has a loss that cannot be funded from other sources. We also utilize unsecured letters of credit for a significant portion of our FAL.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 81

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 6. Deferred Charge Assets and Deferred Gain Liabilities

5. DERIVATIVES AND HEDGING INSTRUMENTS

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
In February 2023, we entered into a two-month forward starting receive fixed, pay floating interest rate swap with a notional value of $800 million to partially mitigate the risk that interest rates could decrease prior to our receipt of the cash consideration for the QBE LPT transaction. Following the expiration of the forward period in April 2023, we took delivery of a three-year receive fixed, pay floating interest rate swap. The notional value of the swap was subsequently partially unwound as the consideration received was invested. The swap was fully unwound in July 2023. For the three and six months ended June 30, 2023, we recorded net realized and unrealized losses of $4 million and net realized and unrealized gains of $8 million, respectively.
From time to time, consolidated funds in which we invest may utilize credit default swaps to both hedge and replicate credit exposure and government bond futures contracts for interest rate management.
The following table presents the gross notional amounts and estimated fair values of our derivatives recorded within other assets and other liabilities on the consolidated balance sheets as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
	Gross Notional Amount	Fair Value		Gross Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions of U.S. dollars)
Derivatives designated as hedging instruments
Foreign currency forward contracts	$411	$—	$9	$442	$1	$11

Derivatives not designated as hedging instruments
Foreign currency forward contracts	378	5	2	244	5	1
Interest rate swap	140	—	(1)	—	—	—
Others	11	—	—	7	—	—
Total	$940	$5	$10	$693	$6	$12
The following table presents the net gains and losses deferred in the cumulative translation adjustment account, which is a component of AOCI in shareholders' equity, relating to our qualifying hedges and the net gains and losses included in earnings relating to our non-qualifying hedges for the three and six months ended June 30, 2023 and 2022:

	Amount of Net Gains (Losses)
	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in millions of U.S. dollars)
Derivatives designated as hedging instruments
Foreign currency forward contracts	$(7)	$38	$(12)	$52

Derivatives not designated as hedging instruments
Foreign currency forward contracts	4	(6)	5	(10)
Interest rate swap	(4)	—	8	—
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 82

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 7. Losses and Loss Adjustment Expenses

6. DEFERRED CHARGE ASSETS AND DEFERRED GAIN LIABILITIES

If, at the inception of a retroactive reinsurance contract, the estimated liabilities for losses and LAE exceed the consideration received, a deferred charge asset (“DCA”) is recorded for this difference. In contrast, if the consideration received in excess of the estimated undiscounted ultimate losses payable, a deferred gain liability (“DGL”) is recorded. In addition, for retrocessions of losses and LAE reserves that we may assume through retroactive reinsurance contracts where the retroceded liabilities exceed the retrocession consideration paid, we would record a DGL.
We amortize the net DCA balances over the estimated claim payment period of the related contracts with the amortization adjusted at each reporting period to reflect new estimates of the pattern and timing of remaining losses and LAE payments.
Effective December 31, 2022, we voluntarily changed our accounting policy for calculating the amortization of our DCAs1. Previously, any change in ultimate losses on the contracts with a recognized DCA would result in the recognition of an adjustment to the DCA, as if the adjusted reserves had existed upon inception of the contract. The policy modification eliminated adjustments of the DCA for these events.
We have retrospectively applied this change in accounting policy to all applicable prior period information presented herein as required.
The following table presents a summary of the DCA and DGL balances and related activity for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023			2022
	DCA	DGL	Net	DCA	DGL	Net
	(in millions of U.S. dollars)
Beginning carrying value	$641	$—	$641	$580	$—	$580
Recorded during the year	180	—	180	47	—	47
Amortization	(24)	—	(24)	(21)	—	(21)
Ending carrying value	$797	$—	$797	$606	$—	$606

	Six Months Ended June 30,
	2023			2022
	DCA	DGL	Net	DCA	DGL	Net
	(in millions of U.S. dollars)
Beginning carrying value	$658	$—	$658	$599	$1	$598
Recorded during the year	180	—	180	47	—	47
Amortization	(41)	—	(41)	(40)	(1)	(39)
Ending carrying value	$797	$—	$797	$606	$—	$606
For the three and six months ended June 30, 2023 and 2022, we completed our assessment for impairment and concluded that there had been no impairment of our carried DCA balances.

1 Refer to Note 2 and Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 83

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 7. Losses and Loss Adjustment Expenses

7. LOSSES AND LOSS ADJUSTMENT EXPENSES

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

Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 84

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 7. Losses and Loss Adjustment Expenses

The table below provides a consolidated reconciliation of the beginning and ending liability for losses and LAE:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions of U.S. dollars)
Balance as of beginning of period	$12,186	$12,508	$13,007	$13,258
Reinsurance reserves recoverable (1)	(960)	(1,208)	(996)	(1,332)
Net balance as of beginning of period	11,226	11,300	12,011	11,926
Net incurred losses and LAE:
Current period:
Increase in estimates of net ultimate losses	3	12	13	25
Increase in provisions for ULAE	—	1	—	1
Total current period	3	13	13	26
Prior periods:
Reduction in estimates of net ultimate losses	(8)	(103)	(23)	(161)
Reduction in provisions for ULAE	—	(13)	(18)	(35)
Amortization of fair value adjustments	6	5	9	7
Changes in fair value - fair value option (2) (3)	(8)	(48)	12	(146)
Total prior periods	(10)	(159)	(20)	(335)
Total net incurred losses and LAE	(7)	(146)	(7)	(309)
Net paid losses:
Current period	(1)	(1)	(2)	(1)
Prior periods	(511)	(409)	(1,187)	(827)
Total net paid losses	(512)	(410)	(1,189)	(828)
Other changes:
Effect of exchange rate movement	38	(130)	69	(175)
Change in net liability for losses and LAE at fair value - Enstar-specific credit risk (4)	(21)	—	(21)	—
Ceded business (5)	—	—	(139)	—
Assumed business	2,215	1,910	2,215	1,910
Total other changes	2,232	1,780	2,124	1,735
Net balance as of June 30	12,939	12,524	12,939	12,524
Reinsurance reserves recoverable (1)	895	1,117	895	1,117
Balance as of June 30	$13,834	$13,641	$13,834	$13,641

			As of
			June 30, 2023	December 31, 2022
			(in millions of U.S. dollars)
Reconciliation to Consolidated Balance Sheets:
Losses and loss adjustment expenses			$12,664	$11,721
Losses and loss adjustment expenses, at fair value			1,170	1,286
Total losses and loss adjustment expenses			$13,834	$13,007

Reinsurance balances recoverable on paid and unpaid losses			$846	$856
Reinsurance balances recoverable on paid and unpaid losses - fair value option			247	275
Total reinsurance balances recoverable on paid and unpaid losses			1,093	1,131
Paid losses recoverable			(198)	(135)
Reinsurance reserves recoverable (1)			$895	$996
(1) Excludes paid losses recoverable.
(2) Comprises discount rate and risk margin components.
(3) As described in Note 1, includes a $21 million adjustment that increased net incurred losses and LAE for the three and six months ended June 30, 2023. The adjustment reclassified the portion of the change in fair value related to the Enstar-specific credit risk from net incurred losses and LAE to AOCI. See Note 1 for additional information.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 85

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 7. Losses and Loss Adjustment Expenses

(4) Represents an offset to the adjustment booked to prior period net incurred losses and LAE (as described above) in order to neutralize the impact to net loss reserves. See Note 1 for additional information.
(5) Represents the settlement of our participation in Atrium’s Syndicate 609 relating to the 2020 and prior underwriting years, comprised of losses and LAE expenses of $173 million, net of reinsurance reserves recoverable of $34 million.
Prior Period Development
Reduction in Estimates of Net Ultimate Losses
The following table summarizes the reduction in estimates of net ultimate losses related to prior years by segment and line of business:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in millions of U.S. dollars)
Run-off segment:
Asbestos	$1	$—	$1	$1
Environmental	—	—	—	(2)
General casualty	(8)	11	(4)	10
Workers' compensation	(9)	(16)	(20)	(50)
Marine, aviation and transit	4	(11)	—	(10)
Construction defect	(1)	(3)	(1)	(7)
Professional indemnity/Directors and Officers	(2)	(78)	(1)	(81)
Motor	—	1	—	1
Property	4	(8)	1	5
All Other	3	(4)	1	(4)
Total Run-off segment	(8)	(108)	(23)	(137)
Total Assumed Life segment	—	(1)	—	(29)
Total Legacy Underwriting segment	—	6	—	5
Total	$(8)	$(103)	$(23)	$(161)
Three Months Ended June 30, 2023:
The prior period reduction in estimates of net ultimate losses of $8 million was driven by $9 million of favorable development on our Run-off segment workers’ compensation line of business as a result of continued favorable claims experience, most notably in the 2021 acquisition year.
Three Months Ended June 30, 2022:
The reduction in estimates of net ultimate losses of $103 million related to prior periods was primarily driven by favorable development on our Run-off segment professional indemnity/directors and officers and workers’ compensation lines of business as a result of favorable loss activity, most notably in the 2021 acquisition year.
Six Months Ended June 30, 2023:
The prior period reduction in estimates of net ultimate losses of $23 million was driven by $20 million of favorable development on our Run-off segment workers’ compensation line of business as a result of continued favorable claims experience, most notably in the 2021 acquisition year.
Six Months Ended June 30, 2022:
The reduction in estimates of net ultimate losses of $161 million related to prior periods was primarily driven by the Run-off and Assumed Life segments.
The Run-off segment experienced favorable PPD of $137 million, which was primarily driven by favorable loss activity in the professional indemnity/directors and officers and workers’ compensation lines of business.
The Assumed Life segment experienced favorable PPD of $29 million primarily due to favorable claim activity on our 2021 acquisition year property excess of loss (catastrophe) business.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 86

Item 1 | Notes to Consolidated Financial Statements | Note 8. Future Policyholder Benefits

Reduction in Provisions for ULAE
Three and Six Months Ended June 30, 2023
The reduction in provisions for ULAE was adversely impacted by an increase of $21 million for the three and six months ended June 30, 2023, respectively, as a result of assuming active claims control on a 2022 LPT agreement with Argo, which fully offset and partially offset other ULAE provision adjustments from our run-off operations for those same periods, respectively.
Three and Six Months Ended June 30, 2022
The favorable reduction in provisions for ULAE for the three and six months ended June 30, 2022 was driven by ULAE provision adjustments from our run-off operations.
Changes in Fair Value - Fair Value Option
Three Months Ended June 30, 2023 and 2022:
PPD was favorably impacted by changes in the fair value of liabilities for which we have elected the fair value option of $8 million and $48 million for the three months ended June 30, 2023 and 2022, respectively, which was primarily driven by increases in corporate bond yields, which is a component of the discount rate used to calculate the fair value of the liabilities, during both periods. The favorable results for the three months ended June 30, 2023 were adversely impacted by the $21 million adjustment to reclassify the portion of the change in fair value related to the Enstar-specific credit risk from net incurred losses and LAE to AOCI.
Six Months Ended June 30, 2023 and 2022:
PPD was adversely impacted by changes in the fair value of liabilities for which we have elected the fair value option of $12 million for the six months ended June 30, 2023, which was primarily a result of a net decrease in corporate bond yields during the first half of 2023 and the impact of the $21 million adjustment to reclassify the portion of the change in fair value related to the Enstar-specific credit risk from net incurred losses and LAE to AOCI. For the comparative period, PPD was favorably impacted by changes in the fair value of liabilities for which we have elected the fair value option of $146 million due to an increase in corporate bond yields.

Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 87

Item 1 | Notes to Consolidated Financial Statements | Note 8. Future Policyholder Benefits

8. FUTURE POLICYHOLDER BENEFITS

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
The assumed liabilities for future policyholder benefits are comprised primarily of in-payment annuity contract liabilities, which are classified as limited-payment contracts. The balances of and changes in liability for future policyholder benefits is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions of U.S. dollars)
Beginning Balance (1)	$—	$1,391	$821	$1,502
Interest accretion and other policyholder benefit expenses	—	6	—	18
Benefits paid	—	(15)	(6)	(30)
Recapture of assumed liabilities by ceding company	—	—	—	(34)
Terminations (surrenders)	—	(7)	—	(10)
Effect of exchange rate movement	—	(41)	13	(67)
Derecognition (2)	—	—	(828)	—
Effect of changes in discount rate	—	(135)	—	(180)
Other	—	(16)	—	(16)
Balance as of June 30	—	1,183	—	1,183
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
(2) In November 2022, we completed a novation of the reinsurance of a closed block of life annuity policies, which was recorded in our first quarter 2023 results due to a one quarter reporting lag. See below for additional information.
For the three and six months ended June 30, 2022, we recognized $1 million and $15 million of gross premiums, respectively. There were no gross premiums recognized for the three and six months ended June 30, 2023.
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
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 88

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 9. Defendant Asbestos and Environmental Liabilities

actual experience was materially consistent with established assumptions for the same date. Accordingly, there was no effect of changes in the liability relating to changes in cash flow assumptions. In addition, the effects of actual variances from expected policyholder behavior experience were not material for the three and six month periods ended June 30, 2023 and 2022.
The undiscounted expected future net benefit payments as of June 30, 2022 were $1.5 billion. The weighted-average duration of the liability, interest accretion rate and interest rate for discounting the liability for future policyholder benefits as of June 30, 2022 was 11.8 years, 0.7% and 1.9%, respectively.
Novation of Future Policyholder Benefits
In November 2022, Enhanzed Re completed a novation of the reinsurance of a closed block of life annuity policies to Monument Re Limited, a subsidiary of Monument Insurance Group Limited (“Monument Re”). We settled the life liabilities and the related assets at carrying value in return for cash consideration of $94 million as of the closing date and recorded other income of $275 million. This amount consists of a reclassification adjustment of the component of AOCI related to the unlocking of the discount rate assumption from the adoption of ASU 2018-12 into earnings. Our net earnings attributable to Enstar were reduced by the amount attributable to Allianz’s 24.9% noncontrolling interest in Enhanzed Re at the time of the transaction and our other income recorded was subject to deferral as profits emerge from the underlying novated business, which is generally over the expected settlement period of the life annuity policies, to account for our preexisting 20% ownership interest in Monument Re.
The following table illustrates the calculation of the gain on novation for the six months ended June 30, 2023:

Six Months Ended June 30, 2023
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
(3) Recognized in other income in our condensed consolidated statements of earnings.
(4) Recognized in net earnings in our condensed consolidated statements of earnings.

Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 89

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 10. Fair Value Measurements

9. DEFENDANT ASBESTOS AND ENVIRONMENTAL LIABILITIES

The carrying value of the defendant asbestos and environmental liabilities (“defendant A&E liabilities”), insurance recoveries, future estimated expenses and the fair value adjustments related to DCo and Morse TEC was as follows:

	June 30, 2023	December 31, 2022
	(in millions of U.S. dollars)
Defendant A&E liabilities:
Defendant asbestos liabilities	$761	$786
Defendant environmental liabilities	10	10
Estimated future expenses	34	35
Fair value adjustments	(218)	(224)
Defendant A&E liabilities	587	607

Insurance balances recoverable:
Insurance recoverables related to defendant asbestos liabilities (net of allowance: 2023 and 2022 - $5)	221	224
Fair value adjustments	(46)	(47)
Insurance balances recoverable	175	177

Net liabilities relating to defendant A&E exposures	$412	$430
The table below provides a consolidated reconciliation of the beginning and ending liability for defendant A&E liabilities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions of U.S. dollars)
Balance as of beginning of period	$596	$631	$607	$638
Insurance balances recoverable	176	192	177	213
Net balance as of beginning of period	420	439	430	425
Total net (paid claims) recoveries	(10)	(12)	(21)	4
Amounts recorded in other expense (income):
Reduction in estimates of ultimate net liabilities	—	(1)	(2)	(4)
Reduction in estimated future expenses	—	(1)	(1)	(1)
Amortization of fair value adjustments	2	4	6	5
Total other expense	2	2	3	—
Net balance as of June 30	412	429	412	429
Insurance balances recoverable	175	191	175	191
Balance as of June 30	$587	$620	$587	$620
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 90

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 10. Fair Value Measurements

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
There have been no material changes in our valuation techniques during the period represented by these condensed consolidated financial statements.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 91

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 10. Fair Value Measurements

We have categorized our assets and liabilities that are recorded at fair value on a recurring and nonrecurring basis among levels based on the observability of inputs, or at fair value using NAV per share (or its equivalent) as follows:

	June 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured Using NAV as Practical Expedient	Total Fair Value
	(in millions of U.S. dollars)
Investments:
Short-term and fixed maturity investments:
U.S. government and agency	$—	$492	$—	$—	$492
U.K. government	—	107	—	—	107
Other government	—	475	—	—	475
Corporate	—	5,671	—	—	5,671
Municipal	—	190	—	—	190
Residential mortgage-backed	—	619	—	—	619
Commercial mortgage-backed	—	1,078	—	—	1,078
Asset-backed	—	1,187	—	—	1,187
	$—	$9,819	$—	$—	$9,819

Other assets included within funds held - directly managed	$—	$207	$—	$97	$304
Equities:
Publicly traded equity investments	$288	$35	$—	$—	$323
Exchange-traded funds	276	—	—	—	276
Privately held equity investments	—	—	325	41	366
	$564	$35	$325	$41	$965
Other investments:
Hedge funds	$—	$—	$—	$542	$542
Fixed income funds	—	72	—	439	511
Equity funds	—	4	—	—	4
Private equity funds	—	—	—	1,469	1,469
CLO equities	—	58	—	—	58
CLO equity funds	—	—	—	196	196
Private credit funds	—	—	—	407	407
Real estate debt fund	—	—	—	229	229
	$—	$134	$—	$3,282	$3,416
Total Investments	$564	$10,195	$325	$3,420	$14,504

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$247	$—	$247

Funds held by reinsured companies:	$—	$—	$42	$—	$42

Other Assets:
Derivatives not qualifying as hedging	$—	$5	$—	$—	$5
Derivative instruments	$—	$5	$—	$—	$5

Losses and LAE:	$—	$—	$1,170	$—	$1,170

Other Liabilities:
Derivatives qualifying as hedging	$—	$9	$—	$—	$9
Derivatives not qualifying as hedging	—	1	—	—	1
Derivative instruments	$—	$10	$—	$—	$10
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 92

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 10. Fair Value Measurements

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured Using NAV as Practical Expedient	Total Fair Value
	(in millions of U.S. dollars)
Investments:
Short-term and fixed maturity investments:
U.S. government and agency	$—	$516	$—	$—	$516
U.K government	—	82	—	—	82
Other government	—	462	—	—	462
Corporate	—	5,286	—	—	5,286
Municipal	—	211	—	—	211
Residential mortgage-backed	—	552	—	—	552
Commercial mortgage-backed	—	1,022	—	—	1,022
Asset-backed	—	914	—	—	914
Structured products	—	586	—	—	586
	—	9,631	—	—	9,631

Other assets included within funds held - directly managed	$—	$54	$—	$—	$54
Equities:
Publicly traded equity investments	$351	$34	$—	$—	$385
Exchange-traded funds	507	—	—	—	507
Privately held equity investments	—	—	319	39	358
	$858	$34	$319	$39	$1,250
Other investments:
Hedge funds	$—	$—	$—	$549	$549
Fixed income funds	—	90	—	457	547
Equity funds	—	3	—	—	3
Private equity funds	—	—	—	1,282	1,282
CLO equities	—	148	—	—	148
CLO equity funds	—	—	—	203	203
Private credit funds	—	—	—	362	362
Real estate debt fund	—	—	—	202	202
	$—	$241	$—	$3,055	$3,296
Total Investments	$858	$9,960	$319	$3,094	$14,231

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$275	$—	$275

Funds held by reinsured companies:	$—	$—	$44	$—	$44

Other Assets:
Derivatives qualifying as hedging	$—	$1	$—	$—	$1
Derivatives not qualifying as hedging	—	5	—	—	5
Derivative instruments	$—	$6	$—	$—	$6

Losses and LAE:	$—	$—	$1,286	$—	$1,286

Other Liabilities:
Derivatives qualifying as hedging	$—	$11	$—	$—	$11
Derivatives not qualifying as hedging	—	1	—	—	1
Derivative instruments	$—	$12	$—	$—	$12
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 93

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 10. Fair Value Measurements

Level 3 Measurements and Changes in Leveling
Transfers into or out of levels are recorded at their fair values as of the end of the reporting period, consistent with the date of determination of fair value.
Investments
The following table presents a reconciliation of the beginning and ending balances for all privately-held equities measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in millions of U.S. dollars)
Beginning fair value	$292	$345	$294	$347
Sales and paydowns	—	(15)	—	(15)
Total unrealized gains (losses) (1)	8	(2)	6	(4)
Ending fair value	$300	$328	$300	$328
(1) Net unrealized gains (losses) included in our condensed consolidated statements of earnings is equal to the change in unrealized gains (losses) relating to assets held at the end of the reporting period.
Net unrealized gains (losses) related to Level 3 assets in the tables above are included in net unrealized gains (losses) in our condensed consolidated statements of earnings.
There were no transfers to and from Level 2 and Level 3 investments for the three and six months ended June 30, 2023 and 2022.
Valuation Techniques and Inputs
The table below presents the quantitative information related to the fair value measurements for our privately held equity investments measured at fair value on a recurring and nonrecurring basis using Level 3 inputs:

Qualitative Information about Level 3 Fair Value Measurements
Valuation Techniques	Fair Value as of June 30, 2023	Unobservable Input	Range (Average) (1)
	(in millions of U.S. dollars)
Recurring basis:
Guideline company methodology; Option pricing model	$187	P/BV multiple P/BV (excluding AOCI) multiple Price/LTM earnings multiple Expected term	1.5x-1.7x 1.4x-1.5x 14.6x-14.9x 1-3 years
Dividend discount model; Guideline companies method	89	Discount rate P/BV multiple Price/2023 earnings Price/2024 earnings	15.0% - 17.0% 1.4x - 1.8x 6.5x - 10.9x 5.5x - 6.0x
Guideline companies method; Earnings	24	LTM Enterprise Value/ EBITDA multiples LTM EV/Revenue multiples Multiple on earnings	12.5x - 14.0x 2.5x - 3.0x 5.0x
	300
Non-recurring basis:
Cost as approximation of fair value	25	Cost as approximation of fair value
	$325
(1) The average represents the arithmetic average of the inputs and is not weighted by the relative fair value.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 94

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 10. Fair Value Measurements

Funds Held by Reinsured Companies - Embedded Derivative
During the second quarter of 2022, we recognized an embedded derivative in relation to the Aspen LPT transaction to account for the fair value of the full crediting rate we expect to earn on the funds withheld received as consideration.
The following table presents a reconciliation of the beginning and ending balances for the embedded derivative measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions of U.S. dollars)
Beginning fair value / Initial Recognition	$54	27	$44	27
Total net unrealized losses	(12)	—	(2)	—
Ending fair value	$42	$27	$42	$27
Net unrealized gains (losses) in the table above are included in net unrealized gains (losses) in our condensed consolidated statements of earnings.
Valuations Techniques and Inputs
The table below presents the quantitative information related to the fair value measurements for the embedded derivative on our funds held by reinsured companies measured at fair value on a recurring basis using Level 3 inputs:

Qualitative Information about Level 3 Fair Value Measurements
Valuation Techniques	Fair Value as of June 30, 2023	Unobservable Input	Average
	(in millions of U.S. dollars)
Monte Carlo simulation model; Discounted cash flow analysis	$42	Volatility rate; Expected Loss Payments	5.99% $957 million

Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 95

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 10. Fair Value Measurements

Insurance Contracts - Fair Value Option
The following table presents a reconciliation of the beginning and ending balances for all insurance contracts measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended June 30,
	2023			2022
	Liability for losses and LAE	Reinsurance balances recoverable	Net	Liability for losses and LAE	Reinsurance balances recoverable	Net
	(in millions of U.S. dollars)
Beginning fair value	$1,250	$265	$985	$1,764	$388	$1,376
Incurred losses and LAE:
Increase (reduction) in estimates of ultimate losses	—	—	—	(21)	(12)	(9)
Reduction in provisions for ULAE	(3)	—	(3)	(6)	—	(6)
Changes in fair value due to changes in:
Average payout	13	3	10	16	(8)	24
Corporate bond yield	(46)	(7)	(39)	(90)	(18)	(72)
Credit spread for non-performance risk (1)	27	6	21	—	—	—
Total change in fair value	(6)	2	(8)	(74)	(26)	(48)
Total incurred losses and LAE	(9)	2	(11)	(101)	(38)	(63)
Paid losses	(65)	(17)	(48)	(83)	(12)	(71)
Change in net liability for losses and LAE at fair value - Enstar-specific credit risk (2)	(27)	(6)	(21)	—	—	—
Effect of exchange rate movements	21	3	18	(81)	(11)	(70)
Ending fair value	$1,170	$247	$923	$1,499	$327	$1,172

	Six Months Ended June 30,
	2023			2022
	Liability for losses and LAE	Reinsurance balances recoverable	Net	Liability for losses and LAE	Reinsurance balances recoverable	Net
	(in millions of U.S. dollars)
Beginning fair value	$1,286	$275	$1,011	$1,989	$432	$1,557
Incurred losses and LAE:
Reduction in estimates of ultimate losses	6	1	5	(27)	(14)	(13)
Reduction in unallocated LAE	(6)	—	(6)	(10)	—	(10)
Change in fair value due to changes in :
Average payout	27	5	22	21	3	18
Corporate bond yield	(35)	(4)	(31)	(204)	(40)	(164)
Instrument-specific credit risk (1)	27	6	21	—	—	—
Total change in fair value	19	7	12	(183)	(37)	(146)
Total incurred losses and LAE	19	8	11	(220)	(51)	(169)
Paid losses	(143)	(34)	(109)	(163)	(40)	(123)
Change in net liability for losses and LAE at fair value - Enstar-specific credit risk (2)	(27)	(6)	(21)	—	—	—
Effect of exchange rate movements	35	4	31	(107)	(14)	(93)
Ending fair value	$1,170	$247	$923	$1,499	$327	$1,172
(1) Represents an adjustment to reclassify the portion of the change in fair value attributable to our Enstar-specific credit risk from net incurred losses and LAE to AOCI. See Note 1 for additional information.
(2) Represents an offset to the adjustment booked to the change in fair value (as described above), which forms a component of prior period net incurred losses and LAE, in order to neutralize the impact to the ending fair value of insurance contracts measured at fair value. See Note 1 for additional information.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 96

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 11. Variable Interest Entities

Below is a summary of the quantitative information regarding the significant observable and unobservable inputs used in the internal model to determine fair value on a recurring basis:

Valuation Technique		June 30, 2023	December 31, 2022
	Unobservable (U) and Observable (O) Inputs	Weighted Average
Internal model	Corporate bond yield (O)	A Rated	A Rated
Internal model	Credit spread for Enstar-specific credit risk (U)	0.65%	0.65%
Internal model	Risk cost of capital (U)	5.10%	5.10%
Internal model	Weighted average cost of capital (U)	8.25%	8.25%
Internal model	Average payout - liability (U)	8.01 years	7.89 years
Internal model	Average payout - reinsurance balances recoverable on paid and unpaid losses (U)	7.93 years	7.71 years
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
Changes in the fair value due to changes in average payout and corporate bond yields are included in net incurred losses and loss adjustment expenses in our condensed consolidated statements of earnings. Changes in the fair value due to changes in credit spread for Enstar-specific credit risk are classified to other comprehensive income.

Disclosure of Fair Values for Financial Instruments Carried at Cost
Senior and Subordinated Notes
The following table presents the fair values of our Senior and Subordinated Notes carried at amortized cost:

	June 30, 2023
	Amortized Cost	Fair Value
	(in millions of U.S. dollars)
4.95% Senior Notes due 2029	$496	$466
3.10% Senior Notes due 2031	495	392
Total Senior Notes	$991	$858
5.75% Junior Subordinated Notes due 2040	$345	$304
5.50% Junior Subordinated Notes due 2042	494	373
Total Subordinated Notes	$839	$677
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
Remaining Financial Assets and Liabilities
Our remaining financial assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature approximates fair value as of June 30, 2023 and December 31, 2022.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 97

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 12. Debt Obligations

11. VARIABLE INTEREST ENTITIES

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
We have elected to recognize the results of the GCM Fund on a one quarter lag due to anticipated delays in obtaining timely financial information. As of June 30, 2023, $60 million of the initial commitment has been called. The carrying amounts of the assets and liabilities of the GCM Fund are presented within existing captions on our consolidated balance sheet as of June 30, 2023. Net investment income, changes in the fair value of assets and liabilities of the GCM Fund and management fees will be presented within existing captions in the consolidated statements of earnings.
We recognized $2 million of unrealized gains on other investments for the three and six months ended June 30, 2023. All other amounts were immaterial for the three and six months ended June 30, 2023.
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
The assets of Enstar are not available to the creditors of the GCM Fund.
Nonconsolidated VIEs
The tables below present the fair value of our investments in nonconsolidated VIEs as well as our maximum exposure to loss associated with these VIEs:

	June 30, 2023			December 31, 2022
	Fair Value	Unfunded Commitments	Maximum Exposure to Loss	Fair Value	Unfunded Commitments	Maximum Exposure to Loss
	(in millions of U.S. dollars)
Equities
Publicly traded equity investment in common stock	$50	$—	$50	$52	$—	$52
Privately Held Equity	25	—	25	25	—	25
Total	$75	$—	$75	$77	$—	$77
Other investments
Hedge funds	$542	$—	$542	$549	$—	$549
Fixed income funds	153	33	186	277	33	310
Private equity funds	1,168	680	1,848	1,210	911	2,121
CLO equity funds	196	—	196	203	—	203
Private credit funds	126	273	399	79	149	228
Real estate funds	102	158	260	203	529	732
Total	$2,287	$1,144	$3,431	$2,521	$1,622	$4,143
Total investments in nonconsolidated VIEs	$2,362	$1,144	$3,506	$2,598	$1,622	$4,220
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 98

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 13. Noncontrolling Interests

12. DEBT OBLIGATIONS

Revolving Credit Facility
In May 2023, we and certain of our subsidiaries, as borrowers and guarantors, amended and restated our existing revolving credit agreement. The amendment increased the total commitments under the revolving credit facility from $600 million to $800 million and extended the expiry date to May 30, 2028. We may request additional commitments under the facility by up to an aggregate amount of $200 million, which the existing lenders, in their discretion, or new lenders, may provide. Under the amended facility, we may borrow revolving loans or request the issuance of syndicated or fronted letters of credit, in each case on a senior, unsecured basis.
Pricing under the facility will continue to be based on a per annum rate comprising a reference rate determined based on the type and currency of loan we borrow plus a margin that varies based on changes to our long term senior unsecured debt ratings assigned by S&P or Fitch (the “Debt Ratings”). The applicable reference rate is an adjusted forward-looking term rate based on the Secured Overnight Financing Rate (“Adjusted Term SOFR”) for loans denominated in U.S. dollars, a rate based on the Sterling Overnight Index Average for loans denominated in British pounds sterling, an adjusted rate based on the Euro Interbank Offered Rate for loans denominated in euros and a rate equal to the highest of the Prime Rate, an adjusted rate based on the Federal Funds Effective Rate and Adjusted Term SOFR (for a one-month period) for swingline loans. We pay letter of credit fees based on the average daily aggregate stated amount of outstanding letters of credit and the Debt Ratings. In addition, we pay commitment fees based on the average daily unused amount of the commitments and the Debt Ratings. If an event of default occurs, the interest rate will increase and the agent may, and at the request of the required lenders shall, terminate lender commitments and demand early repayment of any outstanding amounts borrowed (or cash collateralization of a percentage excess of the amount of outstanding letters of credit issued) under the facility.
Financial and business covenants imposed on us in relation to the amended facility include certain limitations on indebtedness and guarantees, liens, mergers, consolidations and other fundamental changes, and dispositions. Generally, the financial covenants require us to maintain a gearing ratio of consolidated financial indebtedness to total capitalization of not greater than 0.35 to 1.0 and to maintain a consolidated net worth of not less than the aggregate of (i) $4.3 billion, plus (ii) 50% of net income available for distribution to ordinary shareholders at any time after June 30, 2022 (excluding net unrealized gains or losses on investments), plus (iii) 50% of the proceeds of any issuance of ordinary shares made after June 30, 2022. In addition, we must maintain eligible capital in excess of the enhanced capital requirement imposed by the Bermuda Monetary Authority pursuant to the Insurance (Group Supervision) Rules 2011 of Bermuda. As of June 30, 2023, we are in compliance with the covenants of the EGL Revolving Credit Facility.
As of June 30, 2023, we had no borrowings outstanding and therefore had $800 million of available unutilized capacity under our unsecured revolving credit agreement.

Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 99

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 14. Shareholders' Equity

13. NONCONTROLLING INTERESTS

Redeemable Noncontrolling Interests
The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the redeemable non-controlling interests (“RNCI”):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions of U.S. dollars)
Balance at beginning of period	$170	$181	$168	$179
Net earnings (loss) attributable to RNCI	8	(5)	9	—
Change in unrealized (losses) gains on AFS investments attributable to RNCI	—	(2)	1	(5)
Balance as of June 30	$178	$174	$178	$174

Noncontrolling Interests
As of June 30, 2023 and December 31, 2022, we had $11 million and $186 million, respectively, of non-controlling interests (“NCI”) primarily related to external interests in two (December 31, 2022: three) of our subsidiaries.
On December 28, 2022, Enhanzed Re repurchased the entire 24.9% ownership interest Allianz held in Enhanzed Re for $175 million. We recorded the impact of reclassifying the carrying value of the NCI acquired to Enstar shareholders’ equity in our first quarter 2023 results, as we report the results of Enhanzed Re on a one quarter reporting lag.
A reconciliation of the beginning and ending carrying amount of the equity attributable to NCI is included in the condensed consolidated statements of changes in shareholder's equity.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 100

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 14. Shareholders' Equity

14. SHAREHOLDERS' EQUITY

Ordinary Shares
The following is a reconciliation of our beginning and ending ordinary shares:

	Voting Ordinary Shares	Non-Voting Convertible Ordinary Series C Shares	Non-Voting Convertible Ordinary Series E Shares	Total Ordinary Shares
Balance as of December 31, 2022	15,990,338	1,192,941	404,771	17,588,050
Shares issued (1)	37,478	—	—	37,478
Shares repurchased (2)	—	(1,192,941)	(404,771)	(1,597,712)
Balance as of June 30, 2023	16,027,816	—	—	16,027,816
(1) Ordinary Shares issued in relation to share-based compensation plan awards and the Employee Share Purchase Plan.
(2) Ordinary Shares that we have repurchased are subject to immediate retirement, resulting in a reduction to the number of Ordinary Shares issued and outstanding.
Voting Ordinary Shares
Share Repurchases
There were no voting ordinary shares repurchased during the three and six months ended June 30, 2023.
The following table presents our ordinary shares repurchased under our share repurchase programs for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Ordinary shares repurchased	Average price per ordinary share	Aggregate price	Ordinary shares repurchased	Average price per ordinary share	Aggregate price
	(in millions of U.S. dollars, except for share and per share data)
2021 Repurchase Program (1)	65,249	$255.87	$16	227,383	$257.03	$58
2022 Repurchase Program (2)	470,197	$222.74	$105	470,197	$222.74	$105
Total share repurchases under repurchase programs	535,446	$226.78	$121	697,580	$233.92	$163
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
Dividends on Preferred Shares
During the three months ended June 30, 2023 and 2022, we declared and paid dividends on Series D Preferred Shares of $7 million and on Series E Preferred Shares of $2 million for both periods.
During the six months ended June 30, 2023 and 2022, we declared and paid dividends on Series D Preferred Shares of $14 million and on Series E Preferred Shares of $4 million for both periods.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 101

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 14. Shareholders' Equity

Accumulated Other Comprehensive Income (Loss)
The following table presents details about the tax effects allocated to each component of other comprehensive income (loss):

	Three Months Ended
	June 30,
	2023			2022
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(in millions of U.S. dollars)
Unrealized losses on fixed maturities, AFS arising during the period	$(35)	$1	$(34)	$(268)	$(1)	$(269)
Reclassification adjustment for change in allowance for credit losses recognized in net earnings	5	—	5	12	1	13
Reclassification adjustment for net realized losses included in net earnings	20	—	20	16	1	17
Change in currency translation adjustment	(3)	—	(3)	1	—	1
Remeasurement of future policyholder benefits - change in interest rate	—	—	—	135	—	135
Change in net liability for losses and LAE at fair value - Enstar-specific credit risk	21	—	21	—	—	—
Other comprehensive income (loss)	$8	$1	$9	$(104)	$1	$(103)

	Six Months Ended
	June 30,
	2023			2022
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(in millions of U.S. dollars)
Unrealized gains (losses) on fixed maturities, AFS arising during the year	$23	$—	$23	$(555)	$5	$(550)
Reclassification adjustment for change in allowance for credit losses recognized in net earnings	(4)	—	(4)	32	—	32
Reclassification adjustment for net realized losses included in net earnings	47	—	47	31	—	31
Change in currency translation adjustment	2	—	2	2	—	2
Remeasurement of future policyholder benefits - change in interest rate	—	—	—	180	—	180
Reclassification adjustment for remeasurement of future policyholder benefits included in net earnings	(363)	—	(363)	—	—	—
Change in net liability for losses and LAE at fair value - Enstar-specific credit risk	21	—	21	—	—	—
Other comprehensive loss	$(274)	$—	$(274)	$(310)	$5	$(305)
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 102

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 15. Earnings Per Share

The following tables present details of amounts reclassified from accumulated other comprehensive loss for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended
Details about AOCI components	June 30, 2023	June 30, 2022	Affected Line Item in Statement where Net Earnings are presented
	(in millions of U.S. dollars)
Unrealized (losses) gains on fixed maturities, AFS	$(25)	$(28)	Net realized (losses) gains
	(25)	(28)	Total before tax
	—	(2)	Income tax expense
Total reclassifications for the period, net of tax	$(25)	$(30)

	Six Months Ended
Details about AOCI components	June 30, 2023	June 30, 2022	Affected Line Item in Statement where Net Earnings are presented
	(in millions of U.S. dollars)
Unrealized (losses) gains on fixed maturities, AFS	$(43)	$(63)	Net realized (losses) gains
Remeasurement of future policyholder benefits	363	—	Other income
Total reclassifications for the period, net of tax	$320	$(63)
Changes in Ownership of Consolidated Subsidiaries
The following table summarizes changes in the ownership interest in consolidated subsidiaries during the periods presented:

	Six months ended
	June 30, 2023	June 30, 2022
	(in millions of U.S. dollars)
Net earnings (loss) attributable to Enstar ordinary shareholders	$445	$(701)
Transfers from noncontrolling interests:
Increase in Enstar’s additional paid-in capital for purchase of noncontrolling interest (1)	9	—
Change from net earnings (loss) attributable to Enstar ordinary shareholders and net transfers from Noncontrolling interests	$454	$(701)
(1) The transfer from the noncontrolling interests for the six months ended June 30, 2023 relates to the repurchase of the entire 24.9% ownership interest Allianz held in Enhanzed Re recorded in the first quarter 2023.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 103

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 16. Related Party Transactions

15. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per ordinary share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in millions of U.S. dollars, except share and per share data)
Numerator:
Net earnings (loss) attributable to Enstar ordinary shareholders:	$21	$(434)	$445	$(701)

Denominator:
Weighted-average ordinary shares outstanding — basic (1)	15,460,318	17,224,449	16,216,080	17,400,257
Effect of dilutive securities:
Share-based compensation plans (2)	200,663	246,242	150,437	234,441
Weighted-average ordinary shares outstanding — diluted (3)	15,660,981	17,470,691	16,366,517	17,634,698

Earnings (loss) per share attributable to Enstar ordinary shareholders:
Basic	$1.36	$(25.20)	$27.44	$(40.29)
Diluted (3)	$1.34	$(25.20)	$27.19	$(40.29)

(1) Weighted-average ordinary shares for basic (loss) earnings per share includes ordinary shares (voting and non-voting), but excludes ordinary shares held in the Enstar Group Limited Employee Benefit Trust (the "EB Trust") in respect of Joint Share Ownership Plan ("JSOP") awards.
(2) Share-based dilutive securities include restricted shares, restricted share units, and performance share units. Certain share-based compensation awards were excluded from the calculation for the three and six months ended June 30, 2023 and 2022 because they were anti-dilutive. The ordinary shares held in the EB Trust in respect of JSOP awards were also excluded because they are treated as held in treasury.
(3) During a period of loss, the basic weighted-average ordinary shares outstanding is used in the denominator of the diluted loss per ordinary share computation as the effect of including potentially dilutive securities would be anti-dilutive.

Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 104

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 16. Related Party Transactions

16. RELATED PARTY TRANSACTIONS

The following tables summarize our related party balances and transactions. Additional details about the nature of our relationships and transactions are disclosed in Note 23 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

As of June 30, 2023	Stone Point (1) (2)	Northshore	Monument	AmTrust	Citco	Core Specialty	Other (3)
	(in millions of U.S. dollars)
Assets
Fixed maturities, trading, at fair value	$74	$—	$—	$—	$—	$—	$—
Fixed maturities, AFS, at fair value	333	—	—	—	—	—	—
Equities, at fair value	123	44	—	187	—	—	—
Other investments, at fair value	444	—	—	—	—	—	1,896
Equity method investments	—	—	117	—	62	229	16
Total investments	974	44	117	187	62	229	1,912
Cash and cash equivalents	18	—	—	—	—	—	—
Funds held by reinsured company	—	9	—	—	—	23	—
Other assets	1	—	—	—	—	5	—
Liabilities
Losses and LAE	—	10	—	—	—	271	—
Other liabilities	1	—	—	—	—	—	—
Net assets (liabilities)	$992	$43	$117	$187	$62	$(14)	$1,912
Redeemable noncontrolling interests	$171	$—	$—	$—	$—	$—	$—
(1) As of June 30, 2023, investment funds managed by Stone Point Capital LLC ("Stone Point") own 1,546,196 of our Voting Ordinary Shares, which constitutes 9.6% of our outstanding Voting Ordinary Shares.
(2) As of June 30, 2023, we had unfunded commitments of $170 million to other investments, and $13 million to privately held equity managed by Stone Point and its affiliated entities.
(3) Other related party investments include investments in limited partnerships and partnership-like limited liabilities companies, for which had we not elected the fair value option, would be accounted for as equity method investments. We have disclosed our investments in these entities on an aggregated basis as they are individually immaterial.
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 105

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 16. Related Party Transactions

As of December 31, 2022	Stone Point	Northshore	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
Assets
Short-term investments, AFS, at fair value	$1	$11	$—	$—	$—	$—	$—
Fixed maturities, trading, at fair value	85	148	—	—	—	—	—
Fixed maturities, AFS, at fair value	447	—	—	—	—	—	—
Equities, at fair value	148	37	—	190	—	—	—
Other investments, at fair value	467	14	—	—	—	—	1,918
Equity method investments	—	—	110	—	60	211	16
Total investments	1,148	210	110	190	60	211	1,934
Cash and cash equivalents	37	20	—	—	—	—	—
Restricted cash and cash equivalents	—	2	—	—	—	—	—
Reinsurance balances recoverable on paid and unpaid losses	—	36	—	—	—	2	—
Funds held by reinsured company	—	31	—	—	—	25	—
Other assets	—	21	—	—	—	5	—
Liabilities
Losses and LAE	—	183	—	—	—	334	—
Insurance and reinsurance balances payable	—	22	—	—	—	11	—
Other liabilities		76	—	—	—	—	—
Net assets (liabilities)	$1,185	$39	$110	$190	$60	$(102)	$1,934
Redeemable noncontrolling interests	$161	$—	$—	$—	$—	$—	$—

	Three Months Ended
	June 30, 2023
	Stone Point	Northshore	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
INCOME
Net premiums earned	$—	$—	$—	$—	$—	$(2)	$—
Net investment income	1	—	—	1	—	—	1
Net unrealized losses	(12)	(6)	—	(1)	—	—	(11)
Total income	(11)	(6)	—	—	—	(2)	(10)

EXPENSES
Net incurred losses and LAE	—	—	—	—	—	(1)	—
Total expenses	—	—	—	—	—	(1)	—

Earnings from equity method investments	—	—	5	—	2	7	—
Total net (loss) earnings	$(11)	$(6)	$5	$—	$2	$6	$(10)

Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 106

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 16. Related Party Transactions

	Three Months Ended
	June 30, 2022
	Stone Point	Northshore	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
INCOME
Net premiums earned	$—	$4	$—	$—	$—	$1	$—
Net investment income	5	2	—	1	—	—	—
Net unrealized losses	(45)	(2)	—	(1)	—	—	(2)
Other income	—	1	—	—	—	2	—
Total (loss) income	(40)	5	—	—	—	3	(2)

EXPENSES
Net incurred losses and LAE	—	4	—	—	—	(8)	—
Acquisition costs	—	2	—	—	—	1	—
General and administrative expenses	—	(1)	—	—	—	—	—
Total expenses	—	5	—	—	—	(7)	—

Earnings (loss) from equity method investments	—	—	7	—	1	(7)	—
Total net (loss) earnings	$(40)	$—	$7	$—	$1	$3	$(2)

	Six Months Ended
	June 30, 2023
	Stone Point	Northshore	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
INCOME
Net premiums earned	$—	$—	$—	$—	$—	$(2)	$—
Net investment income	6	—	—	3	—	—	3
Net realized gains	1	—	—	—	—	—	—
Net unrealized gains (losses)	2	(6)	—	(3)	—	—	33
Total income (loss)	9	(6)	—	—	—	(2)	36

EXPENSES
Net incurred losses and LAE	—	—	—	—	—	(11)	—
Total expenses	—	—	—	—	—	(11)	—

Earnings from equity method investments	—	—	4	—	3	18	—
Total net earnings (loss)	$9	$(6)	$4	$—	$3	$27	$36

Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 107

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 17. Commitments and Contingencies

	Six Months Ended
	June 30, 2022
	Stone Point	Northshore	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
INCOME
Net premiums earned	$—	$7	$—	$—	$—	$—	$—
Net investment income	7	6	—	3	—	—	—
Net unrealized losses	(56)	(8)	—	(3)	—	—	(39)
Other income	—	2	—	—	—	5	—
Total income (loss)	(49)	7	—	—	—	5	(39)

EXPENSES
Net incurred losses and LAE	—	5	—	—	—	(8)	—
Acquisition costs	—	2	—	—	—	—	—
Total expenses	—	7	—	—	—	(8)	—

Earnings (losses) from equity method investments	—	—	31	—	2	(1)	—
Total net (loss) earnings	$(49)	$—	$31	$—	$2	$12	$(39)

Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 108

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 18. Subsequent Events

17. COMMITMENTS AND CONTINGENCIES

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
As of June 30, 2023, we had funds held concentrations to reinsured companies exceeding 10% of shareholders’ equity of $5.2 billion (December 31, 2022: $5.0 billion) in aggregate. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us.
We limit the amount of credit exposure to any one counterparty, and none of our counterparty credit exposures, excluding U.S. government instruments and the counterparties noted above, exceeded 10% of shareholders’ equity as of June 30, 2023. Our credit exposure to the U.S. government was $935 million as of June 30, 2023 (December 31, 2022: $945 million).
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
Unfunded Investment Commitments
As of June 30, 2023, we had unfunded commitments of $1.8 billion to other investments and $18 million to privately held equity.
Guarantees
As of June 30, 2023, parental guarantees supporting reinsurance obligations, defendant A&E liabilities, subsidiary capital support arrangements and credit facilities were $2.3 billion. We also guarantee the 2040 and 2042 Junior Subordinated Notes, which have an aggregate principal amount of $850 million as of June 30, 2023.
Redeemable Noncontrolling Interests
Since March 31, 2023, pursuant to contractual terms, we have the right to purchase the RNCI interests from the RNCI holders (each such right, a "call right") and since December 31, 2022, the RNCI holders have the right to sell their RNCI interests to us (each such right, a "put right"). Following the closing of the Exchange Transaction, we have maintained a call right over the portion of StarStone Specialty Holdings Limited owned by the Trident V Funds and Dowling Capital Partners I, L.P. and Capital City Partners LLC, and they will maintain put rights to transfer those interests to us.

Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 109

Item 4. Controls and Procedures

18. SUBSEQUENT EVENTS

Debt Obligations
Letters of Credit
On July 28 2023, we amended and restated our existing $800 million syndicated letter of credit facility agreement, pursuant to which we request the issuance of syndicated letters of credit that we use to collateralize certain reinsurance obligations. The initial commitment period under the agreement is one year, subject to our right to request up to four one-year extensions of the commitment period, for a maximum of five years.

Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 110

Part II - Other Information

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 111

Part II - Other Information

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 17 to our condensed consolidated financial statements, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. The risk factors identified therein have not materially changed.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about ordinary shares acquired by the Company during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Dollar Value) of Shares that May Yet be Purchased Under the Program (1)
(in millions of U.S. dollars)
Dollar amount available to be repurchased				$—
April 1, 2023 - April 30, 2023	—	$—	$—	—
May 1, 2023 - May 31, 2023	—	$—	$—	—
June 1, 2023 - June 30, 2023	—	$—	$—	—
	—		—	$—
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, no director or officer of the Company adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 112

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K/A filed on May 2, 2011).
3.2	Sixth Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 15, 2021).
3.3	Certificate of Designations of Series C Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 17, 2016).
3.4	Certificate of Designations of 7.00% fixed-to-floating rate perpetual non-cumulative preference shares, Series D (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 27, 2018).
3.5	Certificate of Designations of 7.00% perpetual non-cumulative preference shares, Series E (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 21, 2018).
10.1	Amended and Restated Revolving Credit Agreement, dated as of May 30, 2023, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, Wells Fargo Bank, National Association and each of the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 1, 2023).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
_______________________________
* filed herewith
** furnished herewith
Enstar Group Limited | Second Quarter 2023 | Form 10-Q                 113

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 2, 2023.

ENSTAR GROUP LIMITED

By:	/s/ Matthew Kirk
Matthew Kirk Chief Financial Officer, Authorized Signatory, Principal Financial Officer and Principal Accounting Officer