Form 10-Q
period 2023-09-30
Enstar Group LTD
filed 2023-11-07
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As at November 6, 2023, the registrant had outstanding 16,039,324 voting ordinary shares, par value $1.00 per share.

Enstar Group Limited
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2023

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

EB Trust	Enstar Group Limited Employee Benefit Trust

GLOSSARY OF KEY TERMS

Enhanzed Re	Enhanzed Reinsurance Ltd.
Enstar	Enstar Group Limited and its consolidated subsidiaries
Enstar Finance	Enstar Finance LLC
Exchange Transaction	The exchange of a portion of our indirect interest in Northshore for all of the Trident V Funds’ indirect interest in StarStone U.S.
FAL	Funds at Lloyd's - A deposit in the form of cash, securities, letters of credit or other approved capital instrument that satisfies the capital requirement to support the Lloyd's syndicate underwriting capacity.
Funds held	The account created with premium due to the reinsurer pursuant to the reinsurance agreement, the balance of which is credited with investment income and losses paid are deducted.
Funds held by reinsured companies	Funds held, as described above, where we receive a fixed crediting rate of return or other contractually agreed return on the assets held.
Funds held - directly managed	Funds held, as described above, where we receive the actual investment portfolio return on the assets held.
Future policyholder benefits	The liability relating to life reinsurance contracts, which are based on the present value of anticipated future cash flows and mortality rates.
Gate or side-pocket	A gate is the ability to deny or delay a redemption request, whereas a side-pocket is a designated account for which the investor loses its redemption rights.
IBNR
Incurred but not reported - The estimated liability for unreported claims that have been incurred, as well as estimates for the possibility that reported claims may settle for amounts that differ from the established case reserves as well as the potential for closed claims to re-open.

Investable assets	The sum of total investments, cash and cash equivalents, restricted cash and cash equivalents and funds held
JSOP	Joint Share Ownership Plan
LAE	Loss adjustment expenses
Lloyd's	This term may refer to either the society of individual and corporate underwriting members that pool and spread risks as members of one or more syndicates, or the Corporation of Lloyd’s, which regulates and provides support services to the Lloyd’s market
LOC	Letters of credit
LPT	Loss Portfolio Transfer - Retroactive reinsurance transaction in which loss obligations that are already incurred are ceded to a reinsurer, subject to any stipulated limits
Monument Re	Monument Insurance Group Limited
Morse TEC	Morse TEC LLC
NAV	Net asset value
NCI	Noncontrolling interests
New business	Material transactions, which generally take the form of reinsurance or direct business transfers, or business acquisitions.
Northshore	Northshore Holdings Limited
OLR	Outstanding loss reserves - Provisions for claims that have been reported and accrued but are unpaid at the balance sheet date.
Parent Company	Enstar Group Limited, excluding its consolidated subsidiaries
pp	Percentage point(s)
PPD	Prior period development - Changes to loss estimates recognized in the current calendar year that relate to loss reserves established in previous calendar years.
Private equity funds	Investments in limited partnerships and limited liability companies
QBE	QBE Insurance Group Limited
QTD	Quarter-to-date
RACQ	RACQ Insurance Limited
Reinsurance to close (RITC)	A business transaction to transfer estimated future liabilities attached to a given year of account of a Lloyd's syndicate into a later year of account of either the same or different Lloyd's syndicate in return for a premium.

GLOSSARY OF KEY TERMS

Reserves for losses and LAE	Management's best estimate of the ultimate cost of settling losses as of the balance sheet date. This includes OLR and IBNR.
Retroactive reinsurance	Contracts that provide indemnification for losses and LAE with respect to past loss events.
RLE	Run-off liability earnings – GAAP-based financial measure calculated by dividing prior period development by average net loss reserves.
RNCI	Redeemable noncontrolling interests
ROE	Return on equity - GAAP-based financial measure calculated by dividing net earnings (loss) attributable to Enstar ordinary shareholders by opening Enstar ordinary shareholders’ equity
Run-off	A line of business that has been classified as discontinued by the insurer that initially underwrote the given risk
Run-off portfolio	A group of insurance policies classified as run-off.
SEC	U.S. Securities and Exchange Commission
SGL No. 1	SGL No. 1 Limited
StarStone International	StarStone's non-U.S. operations
StarStone U.S.	StarStone U.S. Holdings, Inc. and its subsidiaries
Stone Point	Stone Point Capital LLC
TIR	Total investment return - GAAP financial measure calculated by dividing total investment return, including other comprehensive income, for the applicable period by average total investable assets
Trident V Funds	Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P.
U.S. GAAP	Accounting principles generally accepted in the United States of America
ULAE	Unallocated loss adjustment expenses - Loss adjustment expenses relating to run-off costs for the estimated payout of the run-off, such as internal claim management or associated operational support costs.
Unearned premium	The unexpired portion of policy premiums that will be earned over the remaining term of the insurance contract.
VIE	Variable interest entities
YTD	Year-to-date
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
The following discussion and analysis of our financial condition as of September 30, 2023 and our results of operations for the three and nine months ended September 30, 2023 and 2022 should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 8

Item 2 | Management's Discussion and Analysis | Operational Highlights

Operational Highlights

Our consolidated results reflect our ongoing provision of capital release solutions to our clients by acquiring and managing seasoned liabilities relating to both their continuing and discontinued portfolios.
Operational highlights for the nine months ended September 30, 2023 include:
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
▪the loss of $39 million on the carrying value of the net assets of $133 million as of the closing date of the transaction in exchange for cash consideration of $94 million; and
▪a deferral of a portion of the net gain to be earned over the settlement period of the novated liabilities, equal to $49 million, for our preexisting 20% ownership interest in Monument Re.
◦Our net earnings attributable to Enstar were further reduced by $81 million, representing the amount attributable to Allianz SE’s (“Allianz”) 24.9% noncontrolling interest in Enhanzed Re at the time of the transaction. In total, first quarter 2023 net earnings attributable to Enstar from this novation transaction were $194 million.
•On December 28, 2022, Enhanzed Re repurchased the entire 24.9% ownership interest Allianz held in Enhanzed Re for $175 million, which was based on the final net book value of Enhanzed Re as of December 31, 2022. Following the repurchase, Enhanzed Re became a wholly-owned subsidiary of Enstar.
•The completion of these transactions resulted in the conclusion of the unwind of Enhanzed Re, achieving an inception to date return from Enhanzed Re of 24%.
1 Refer to Note 2 to our condensed consolidated financial statements for further details, including the composition of consideration received.
2 Refer to “Assumed Life” section for further details.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 9

Item 2 | Management's Discussion and Analysis | Operational Highlights

Capital Activity

•In March 2023, we repurchased 1,597,712 of our non-voting convertible ordinary shares held by Canada Pension Plan Investment Board (“CPP Investments”) for an aggregate $341 million, representing a price per share of $213.13 and a 5% discount to the trailing 10-day volume weighted average price of our voting ordinary shares at the agreed March 2023 measurement date. The shares comprised all of our outstanding Series C and Series E non-voting ordinary shares.
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
•In July 2023, we entered into an $800 million amended and restated letter of credit facility agreement, which replaced our existing $800 million letter of credit facility agreement under which the commitment period was due to expire in August 2023.

Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 10

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Consolidated Results of Operations - For the Three and Nine Months Ended September 30, 2023 and 2022

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

Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 11

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

The following table sets forth certain condensed consolidated financial information:

	Three Months Ended				Nine Months Ended
	September 30,		$ / pp Change		September 30,		$ / pp Change
	2023	2022			2023	2022
	(in millions of U.S. dollars, except per share data)
Underwriting Results
Net premiums earned	$14	$4	$10		$29	$52	$(23)
Net incurred losses and LAE
Current period	5	13	(8)		18	39	(21)
Prior period	(15)	(141)	126		(35)	(476)	441
Total net incurred losses and LAE	(10)	(128)	118		(17)	(437)	420
Policyholder benefit expenses	—	7	(7)		—	25	(25)
Acquisition costs	—	—	—		6	20	(14)

Investment Results
Net investment income	143	116	27		471	302	169
Net realized losses	(14)	(36)	22		(33)	(111)	78
Net unrealized gains (losses)	20	(546)	566		200	(1,518)	1,718
(Losses) earnings from equity method investments	(3)	(20)	17		22	12	10

Other (expense) income	(2)	(4)	2		280	33	247
Amortization of net deferred charge assets	34	21	13		75	60	15
General and administrative expenses	91	66	25		265	234	31
					$—
NET EARNINGS (LOSS)	51	(466)	517		609	(1,180)	1,789
Net (earnings) loss attributable to noncontrolling interests	(4)	43	(47)		(99)	74	(173)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$38	$(432)	$470		$483	$(1,133)	$1,616

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ENSTAR	$(35)	$(499)	$464		$242	$(1,521)	$1,763

GAAP measures:
ROE	0.9%	(9.4)%	10.3	pp	10.8%	(19.5)%	30.3	pp
Annualized ROE					14.4%	(26.0)%	40.4	pp
RLE					0.3%	4.0%	(3.7)	pp
Annualized TIR					4.7%	(13.0)%	17.7	pp

Non-GAAP measures:
Adjusted ROE*	2.5%	(2.5)%	5.0	pp	10.8%	(5.2)%	16.0	pp
Annualized Adjusted ROE*					14.4%	(6.9)%	21.3	pp
Adjusted RLE *					0.6%	1.9%	(1.3)	pp
Annualized Adjusted TIR*					5.3%	(1.0)%	6.3	pp
					As of		$ Change
					September 30, 2023	December 31, 2022
GAAP measure:
BVPS					$282.37	$262.24	$20.13

Non-GAAP measure:
Adjusted BVPS*					$277.01	$258.92	$18.09
pp - Percentage point(s)
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 12

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Overall Results
Three Months Ended September 30, 2023 versus 2022:
Net earnings attributable to Enstar ordinary shareholders for the three months ended September 30, 2023 were $38 million, in comparison to a net loss of $432 million in the comparative quarter, as a result of:
•Favorable total investment returns recognized in earnings of $146 million for the three months ended September 30, 2023, in comparison to a negative total investment return recognized in earnings of $486 million for the comparative quarter, consisting of the aggregate of net investment income, net realized gains (losses), net unrealized gains (losses) and earnings (losses) from equity method investments. The total investment return was driven by:
◦Net realized and unrealized gains on our other investments, including equities of $86 million, in comparison to net realized and unrealized losses in the comparative quarter of $164 million;
◦An increase in net investment income of $27 million, consistent with the increasing investment income we have earned on a sequential quarterly basis, primarily due to reinvestment of fixed maturities at higher yields, deployment of consideration received from deals closed over the past 12 months and the impact of rising interest rates on our fixed maturities securities that are subject to floating interest rates; and
◦Net realized and unrealized losses on our fixed maturities of $80 million for the three months ended September 30, 2023, compared to net realized and unrealized losses on our fixed maturities of $418 million for the three months ended September 30, 2022. The net result for the three months ended September 30, 2023 was favorable on a comparative basis due to the less significant increase in interest rates relative to the comparative quarter.
This was partially offset by:
•A decrease of $126 million in favorable development in net incurred losses and LAE for prior periods in comparison to the three months ended September 30, 2022. Third quarter 2023 net favorable development of $15 million was primarily due to a reduction in our estimates of net ultimate losses and provisions for ULAE of $31 million, partially offset by a $12 million increase in the fair value of our 2017 and 2018 LPT liabilities where we elected the fair value option due to a modest decrease in third quarter 2023 U.K. corporate bond yields based on the mix of the underlying liabilities within such LPTs (which more than offset the impact of a modest increase in non-U.K. corporate bond yields in the same period for non U.K. LPTs). Third quarter 2022 net favorable development of $141 million was primarily due to a reduction in our estimates of net ultimate losses and provisions for ULAE of $63 million and an $82 million reduction in the fair value of liabilities where we elected the fair value option due to an increase in third quarter 2022 global corporate bond yields resulting in higher discount rates. This resulted in RLE of 0.1% for the three months ended September 30, 2023 in comparison to RLE of 1.2% in the comparative quarter.
The above factors contributed to net earnings of $51 million for the three months ended September 30, 2023 as compared to a net loss of $466 million in the comparative quarter, as well as net earnings attributable to Enstar ordinary shareholders of $38 million as compared to net losses attributable to Enstar ordinary shareholders of $432 million in the comparative quarter.
Consequently, our ROE was positive 0.9% in the current quarter as compared to negative (9.4)% for the three months ended September 30, 2022.
Comprehensive loss attributable to Enstar for the three months ended September 30, 2023 was $35 million as compared to $499 million in the comparative quarter. The third quarter 2023 comprehensive loss was primarily due to unrealized losses on fixed maturities, AFS, net of reclassification adjustments, of $82 million, partially offset by net earnings of $51 million. The unrealized losses on our fixed maturities, AFS, combined with our favorable investment results, described above, contributed to a net favorable Annualized TIR of 1.8% for the three months ended September 30, 2023, in comparison to a negative Annualized TIR of (13.1)% in the comparative quarter.

Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 13

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Nine Months Ended September 30, 2023 versus 2022:
Net earnings attributable to Enstar ordinary shareholders for the nine months ended September 30, 2023 were $483 million, in comparison to a net loss of $1.1 billion in the comparative period, as a result of:
•Favorable total investment returns recognized in earnings of $660 million for the nine months ended September 30, 2023, in comparison to a negative total investment return recognized in earnings of $1.3 billion for the comparative period, consisting of the aggregate of net investment income, net realized gains (losses), unrealized gains (losses) and earnings (losses) from equity method investments. The total investment return was primarily driven by:
◦Net realized and unrealized gains on our other investments, including equities of $295 million, in comparison to net realized and unrealized losses in the comparative period of $468 million, as a result of strong global equity market performance, particularly in the first quarter of 2023, and tightening high yield credit spreads for the nine months ended September 30, 2023, compared to the challenging market environment for the nine months ended September 30, 2022;
◦An increase in net investment income of $169 million, consistent with the increasing investment income we have earned on a sequential quarterly basis, primarily due to reinvestment of fixed maturities at higher yields, deployment of consideration received from deals closed over the past 12 months and the impact of rising interest rates on our fixed maturities that are subject to floating interest rates; and
◦Net realized and unrealized losses on our fixed maturities of $128 million for the nine months ended September 30, 2023, in comparison to net realized and unrealized losses in the comparative period of $1.2 billion. The net result was favorable on a comparative basis due to the less significant increase in interest rates relative to the comparative period.
•An increase in other income of $247 million, largely driven by the first quarter 2023 net gain recognized from the novation of the Enhanzed Re reinsurance of a closed block of life annuity policies.
This was partially offset by:
•A decrease of $441 million in favorable development in net incurred losses and LAE for prior periods in comparison to the prior year comparative period. Year to date 2023 net favorable development of $35 million was primarily due to a reduction in our estimates of net ultimate losses and provisions for ULAE of $72 million, partially offset by a $24 million increase in the fair value of our 2017 and 2018 LPT liabilities where we elected the fair value option predominantly driven by a second quarter 2023 out-of-period adjustment to correct the portion of the change in fair value related to the Instrument-specific credit risk from net incurred losses and LAE to AOCI, which had previously been recorded as a benefit to net incurred losses in 2022. Year to date 2022 net favorable development of $476 million was primarily due to a reduction in our estimates of net ultimate losses and provisions for ULAE of $259 million and a $228 million reduction in the fair value of liabilities where we elected the fair value option due to an increase in global corporate bond yields during the nine months ended September 30, 2022. This resulted in RLE of 0.3% for the nine months ended September 30, 2023 in comparison to RLE of 4.0% in the comparative period; and
•Net earnings attributable to noncontrolling interests of $99 million, in comparison to a net loss of $74 million in the comparative period, as a result of recording the portion of the gain on novation of the Enhanzed Re reinsurance of a closed block of life annuity policies attributable to Allianz’s equity interest in Enhanzed Re.
The above factors contributed to net earnings of $609 million for the nine months ended September 30, 2023 as compared to a net loss of $1.2 billion in the comparative period, as well as net earnings attributable to Enstar ordinary shareholders of $483 million as compared to net losses attributable to Enstar ordinary shareholders of $1.1 billion in the comparative period.
Consequently, our ROE was positive 10.8% for the nine months ended September 30, 2023 as compared to negative (19.5)% for the nine months ended September 30, 2022.
Comprehensive income attributable to Enstar for the nine months ended September 30, 2023 was $242 million as compared to comprehensive net loss of $1.5 billion in the comparative period. Year to date 2023 comprehensive income was primarily due to net earnings of $609 million, partially offset by the reclassification adjustment of $363 million associated with the novation described above and net unrealized losses on our fixed maturities, AFS, net of reclassification adjustments, of $16 million. The unrealized losses on our fixed maturities, AFS, combined with our favorable investment return, described above, contributed to a net favorable Annualized TIR of 4.7% for the nine
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 14

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

months ended September 30, 2023, in comparison to a negative Annualized TIR of (13.0)% in the comparative period.
BVPS and Adjusted BVPS* increased by 7.7% and 7.0%, respectively, from December 31, 2022 to September 30, 2023, primarily due to comprehensive income attributable to Enstar for the nine months ended September 30, 2023, which contributed 5.4% to both BVPS and Adjusted BVPS*, combined with the repurchase of all our non-voting convertible ordinary shares at a discount to year-end book value.
As described above, the significant increase in interest rates over the past two years has contributed to cumulative net unrealized losses of $1.2 billion on our fixed maturities and funds held - directly managed held as of September 30, 2023. This has adversely impacted BVPS by $79.01 per share and Adjusted BVPS* by $77.52 per share as of September 30, 2023.
BVPS and Adjusted BVPS* as of December 31, 2022 reported in this Quarterly Report on Form 10-Q reflect the impact of our adoption of ASU 2018-12, which had the effect of retrospectively increasing such measures by $16.04 and $15.83, respectively, from the amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2022. The higher opening BVPS and Adjusted BVPS* for the year negatively impacted our growth in BVPS and Adjusted BVPS* for the nine months ended September 30, 2023, which would have otherwise been 14.7% and 14.0%, respectively. Our future policyholder benefit liabilities, which were adjusted for the retrospective application of ASU 2018-12, were settled in the fourth quarter of 2022 following the completion of the novation as described above, but the transaction was recognized in the first quarter of 2023 as we report the results of Enhanzed Re on a one quarter lag. Consequently, the adoption of ASU 2018-12 had no impact on our BVPS or Adjusted BVPS* as of September 30, 2023.
Similarly, at the time the repurchase of our non-voting convertible ordinary shares was negotiated, the price represented a 13.0% discount to year-end book value as reported in our Annual Report on Form 10-K for the year ended December 31, 2022. Following the adoption of ASU 2018-12 on a retrospective basis, the price paid in the repurchase transaction represented a 23.0% discount to year-end book value as reported in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measure.

Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 15

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Overall Measures of Performance

BVPS and Adjusted BVPS*

BVPS and Adjusted BVPS* increased by 7.7% and 7.0%, respectively, from December 31, 2022 to September 30, 2023, primarily as a result of comprehensive income attributable to Enstar of $242 million for the nine months ended September 30, 2023 and the repurchase of our non-voting convertible ordinary shares at a discount to year-end book value. The adoption of ASU 2018-12 impacted our BVPS and Adjusted BVPS* as of December 31, 2022, as described above. The cumulative impact of net unrealized losses on our fixed maturities and funds held - directly managed adversely impacted BVPS by $79.01 per share and Adjusted BVPS* by $77.52 per share as of September 30, 2023.

ROE and Adjusted ROE*
Three and Nine Months Ended September 30, 2023 versus 2022: ROE increased by 10.3 and 30.3 pp for the three and nine months ended September 30, 2023 compared to 2022, respectively, primarily due to:
i.decreased net realized and unrealized losses on our fixed maturities for the three and nine months ended September 30, 2023 compared to net losses for the equivalent periods ended September 30, 2022, respectively. This contributed 7.2 and 17.1 pp to the increase in ROE for the three and nine months ended September 30, 2023, respectively;
ii.net realized and unrealized gains on other investments, including equities, for the three and nine months ended September 30, 2023, respectively, compared to net losses for the equivalent periods ended September 30, 2022, respectively. This contributed 5.5 and 14.7 pp to the increase in ROE for the three and nine months ended September 30, 2023, respectively;
iii.increased other income, comprised primarily of the first quarter 2023 gain recognized on the novation of the Enhanzed Re reinsurance of a closed block of life annuity policies, which contributed 5.7 pp to the increase in ROE for the nine months ended September 30, 2023; and
iv.increased net investment income, which contributed 5.4 pp to the increase in ROE for the nine months ended September 30, 2023.
These favorable factors were partially offset by:
v. decreased favorable prior period development, or RLE, which offset the increase in ROE by 2.7 and 7.4 pp for the three and nine months ended September 30, 2023, respectively; and
vi.     increased earnings attributable to noncontrolling interests, which offset the increase in ROE by 1.0 and 3.5 pp for the three and nine months ended September 30, 2023, respectively.
Adjusted ROE* increased by 5.0 and 16.0 pp for the three and nine months ended September 30, 2023, respectively, which excludes the impact of net realized and unrealized (losses) gains on our fixed maturities.
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 16

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
•General and administrative results: includes general and administrative expenses.

Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 17

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
Premiums earned in the Run-off segment are generally offset by the related current period net incurred losses and LAE and acquisition costs.
The components of underwriting results are as follows:

	Three Months Ended September 30,
	2023					2022
	Run-off	Assumed Life	Legacy Underwriting	Corporate and other	Total	Run-off	Assumed Life	Legacy Underwriting	Corporate and other	Total
	(in millions of U.S. dollars)
Net premiums earned	$14	$—	$—	$—	$14	$1	$2	$1	$—	$4
Net incurred losses and LAE:
Current period	5	—	—	—	5	10	—	3	—	13
Prior periods	(31)	—	—	16	(15)	(61)	—	(2)	(78)	(141)
Total net incurred losses and LAE	(26)	—	—	16	(10)	(51)	—	1	(78)	(128)
Policyholder benefit expenses	—	—	—	—	—	—	7	—	—	7
Acquisition costs	—	—	—	—	—	1	—	(1)	—	—
Underwriting results	$40	$—	$—	$(16)	$24	$51	$(5)	$1	$78	$125

	Nine Months Ended September 30,
	2023					2022
	Run-off	Assumed Life	Legacy Underwriting	Corporate and other	Total	Run-off	Assumed Life	Legacy Underwriting	Corporate and other	Total
	(in millions of U.S. dollars)
Net premiums earned	$29	$—	$—	$—	$29	$27	$17	$8	$—	$52
Net incurred losses and LAE:
Current period	18	—	—	—	18	35	—	4	—	39
Prior periods	(72)	—	—	37	(35)	(232)	(29)	2	(217)	(476)
Total net incurred losses and LAE	(54)	—	—	37	(17)	(197)	(29)	6	(217)	(437)
Policyholder benefit expenses	—	—	—	—	—	—	25	—	—	25
Acquisition costs	6	—	—	—	6	18	—	2	—	20
Underwriting results	$77	$—	$—	$(37)	$40	$206	$21	$—	$217	$444
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 18

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Prior Periods - RLE - Three and Nine Months Ended September 30, 2023 and 2022
The following tables summarize RLE % and Adjusted RLE %* by acquisition year, which management believes is useful in measuring and monitoring performance of our claims management activity on the portfolios that we have acquired. This permits comparability between acquisition years of different loss reserve volumes.
Three Months Ended September 30, 2023:

	Three Months Ended September 30, 2023
	RLE				Adjusted RLE*
Acquisition Year	RLE / PPD	Average net loss reserves	RLE %	Annualized RLE %	Adjusted RLE / PPD*	Average adjusted net loss reserves*	Adjusted RLE %*	Annualized Adj RLE %*
	(in millions of U.S. dollars)
2013 and prior	$2	$1,052			$2	$1,112
2014	13	397			(10)	69
2015	2	261			2	266
2016	14	638			15	702
2017	(34)	536			(27)	780
2018	2	645			9	727
2019	(5)	986			(3)	1,496
2020	1	425			1	425
2021	8	3,248			31	3,589
2022	12	2,598		1.9%	12	2,598
2023	—	1,761			—	1,761
Total	$15	$12,547	0.1%	0.5%	$32	$13,525	0.2%	0.9%
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Our RLE % was 0.1%, or nearly flat, for the three months ended September 30, 2023, as favorable reductions in estimates of net ultimate losses and reductions in provisions for ULAE were partially offset by net unfavorable changes in the fair value of liabilities for which we have elected the fair value option and amortization of fair value adjustments.
Favorable RLE in the 2014 acquisition year was driven by favorable movement on our professional indemnity/directors and officers, all other, and marine, aviation and transit lines of business due to favorable claims experience, partially offset by adverse development on our general casualty and property lines of business due to adverse claims experience.
Favorable RLE in the 2016 acquisition year was driven by favorable claims development on our professional indemnity/directors and officers line of business.
Adverse RLE in the 2017 acquisition year was driven by $27 million of adverse development on our all other line of business, as a result of identified deterioration on abuse claims, in addition to a $7 million increase in the fair value of liabilities for which we have elected the fair value option as a result of decreases in U.K. corporate bond yields. The corporate bond yields, which form a component of the discount rate used to calculate the fair value of the liabilities, are matched to the original currencies of the underlying loss portfolios, of which GBP is the predominant currency for those portfolios that we have elected to measure at fair value using the fair value option.
Favorable RLE in the 2021 acquisition year was driven by continued favorable claims experience on our workers’ compensation line of business.
Favorable RLE in the 2022 acquisition year was driven by favorable development on our property line of business as a result of favorable claims experience.
Our Adjusted RLE %* was positively impacted by the net reduction in estimates of net ultimate losses and reductions in provisions for ULAE relating to the Run-off segment. It also excludes the unfavorable impact of the changes in the discount rate upon the fair value of liabilities where we have elected the fair value option and the amortization of fair value adjustments relating to purchased subsidiaries.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 19

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Three Months Ended September 30, 2022:

	Three Months Ended September 30, 2022
	RLE				Adjusted RLE*
Acquisition Year	RLE / PPD	Average net loss reserves	RLE %	Annualized RLE %	Adjusted RLE / PPD*	Average adjusted net loss reserves*	Adjusted RLE %*	Annualized Adj RLE %*
	(in millions of U.S. dollars)
2013 and prior	$8	$733			$7	$658
2014	17	711			4	87
2015	7	308			7	314
2016	3	706			3	778
2017	71	592			4	805
2018	5	840			(9)	932
2019	10	1,139			12	1,672
2020	(13)	600			(13)	600
2021	29	3,892			42	4,338
2022	4	2,651			4	2,651
Total	$141	$12,172	1.2%	4.6%	$61	$12,835	0.5%	1.9%
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Overall, our RLE % was positively impacted by a reduction of $82 million in the fair value of liabilities for which we have elected the fair value option in the 2017 and 2018 acquisition years as a result of increases in global corporate bond yields.
Favorable development as a result of lower claim activity on our marine, aviation, and transit line of business and favorable claim settlements on our workers’ compensation line of business had a favorable impact on RLE in acquisition year 2019.
Acquisition year 2018 benefited from the favorable development on our marine, aviation and transit and workers’ compensation lines of business similar to our experience with the 2019 acquisition year, with a partially offsetting increase in estimates of net ultimate losses as a result of worse than expected claims experience and adverse development on claims in relation to our general casualty and motor lines of business. This adverse experience also impacted acquisition year 2020.
Acquisition year 2021 benefited from favorable claim settlements on our workers’ compensation line of business, with a partially offsetting adverse impact from worse than expected claims experience on our general casualty line of business.
Our Annualized Adjusted RLE %* was positively impacted by the net reduction in estimates of net ultimate losses, as described above, but excludes the favorable impact of the changes in the discount rate on the fair value of liabilities where we have elected the fair value option.

Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 20

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Nine Months Ended September 30, 2023:

	Nine Months Ended September 30, 2023
	RLE				Adjusted RLE*
Acquisition Year	RLE / PPD	Average net loss reserves	RLE %	Annualized RLE %	Adjusted RLE / PPD*	Average adjusted net loss reserves*	Adjusted RLE %*	Annualized Adj RLE %*
	(in millions of U.S. dollars)
2013 and prior	$5	$847			$8	$839
2014	15	524			(13)	62
2015	5	273			6	291
2016	15	654			18	721
2017	(35)	553			(25)	787
2018	(8)	696			12	781
2019	(4)	1,018			(2)	1,535
2020	15	499			15	501
2021	25	3,322			55	3,784
2022	2	2,857			2	2,863
2023	—	840			—	840
Total	$35	$12,083	0.3%	0.4%	$76	$13,004	0.6%	0.8%
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Our RLE % was 0.3% for the nine months ended September 30, 2023, as favorable reductions in estimates of net ultimate losses and reductions in provisions for ULAE were partially offset by net unfavorable changes in the fair value of liabilities for which we have elected the fair value option and amortization of fair value adjustments.
Favorable RLE in the 2014 acquisition year was driven by favorable movement on our professional indemnity/directors and officers, all other, and marine, aviation and transit lines of business due to favorable claims experience. The favorable RLE was partially offset by adverse development on our general casualty line of business due to reserve strengthening on several portfolios primarily due to a small number of large losses, particularly on excess business, and adverse development on our property line of business due to adverse claims experience.
Favorable RLE in the 2016 acquisition year was driven by favorable claims development on our professional indemnity/directors and officers line of business.
Adverse RLE in the 2017 and 2018 acquisition years was driven by adverse development on our all other line of business, primarily as a result of identified deterioration on abuse claims, and general casualty line of business, primarily due to a small number of large losses across several portfolios, particularly on excess business. The adverse RLE was further impacted by a $24 million increase in the fair value of liabilities for which we have elected the fair value option, predominantly driven by a second quarter 2023 out-of-period adjustment to correct the portion of the change in fair value related to the Instrument-specific credit risk from net incurred losses and LAE to AOCI which had previously been recorded as a benefit to net incurred losses in 2022. The results were partially offset by favorable development on our workers’ compensation and marine, aviation and transit lines of business as a result of continued favorable claims experience.
Favorable RLE in the 2020 acquisition year was driven by a release of $10 million relating to COVID-19 exposures on our general casualty line of business.
Favorable RLE in the 2021 acquisition year was driven by continued favorable claims experience on our workers’ compensation line of business.
Our Adjusted RLE %* was positively impacted by the net reduction in estimates of net ultimate losses and reductions in provisions for ULAE relating to the Run-off segment, as described above. It also excludes the unfavorable impact of the changes in the discount rate on the fair value of liabilities where we have elected the fair value option and the amortization of fair value adjustments relating to purchased subsidiaries.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 21

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Nine Months Ended September 30, 2022:

	Nine Months Ended September 30, 2022
	RLE				Adjusted RLE*
Acquisition Year	RLE / PPD	Average net loss reserves	RLE %	Annualized RLE %	Adjusted RLE / PPD*	Average adjusted net loss reserves*	Adjusted RLE %*	Annualized Adj RLE %*
	(in millions of U.S. dollars)
2013 and prior	$3	$769			$16	$692
2014	35	766			11	88
2015	8	317			9	324
2016	7	732			15	809
2017	190	724			12	888
2018	47	930			2	1,006
2019	14	1,181			11	1,711
2020	(10)	701			(10)	701
2021	178	4,057			167	4,549
2022	4	1,696			4	1,696
Total	$476	$11,873	4.0%	5.3%	$237	$12,464	1.9%	2.5%
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Our Annualized RLE % was positively impacted by a reduction of $228 million in the fair value of liabilities for which we have elected the fair value option in the 2017 and 2018 acquisition years as a result of increases in corporate bond yields.
Acquisition year 2020 was adversely impacted by worse than expected claims experience and adverse development on claims in relation to our general casualty and motor lines of business.
Acquisition year 2021 benefited from favorable claim settlements on our workers’ compensation and professional indemnity/directors and officers lines of business and favorable claim activity on the catastrophe book in the Assumed Life segment, which more than offset the adverse impact of worse than expected claims experience on our general casualty line of business.
Our Annualized Adjusted RLE %* was positively impacted by the net reduction in estimates of net ultimate losses reductions in provisions for ULAE relating to the Run-off segment, as described above, but excludes the favorable impact of the changes in the discount rate on the fair value of liabilities where we have elected the fair value option.
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.

Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 22

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

	Three Months Ended September 30,
	2023			2022
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$128	$15	$143	$94	$22	$116
Net realized losses	(12)	(2)	(14)	(23)	(13)	(36)
Net unrealized (losses) gains	(68)	88	20	(395)	(151)	(546)
Losses from equity method investments	—	(3)	(3)	—	(20)	(20)
Other comprehensive income:
Unrealized losses on fixed maturities, AFS, net of reclassification adjustments, excluding foreign exchange	(63)	—	(63)	(175)	—	(175)
TIR ($)	$(15)	$98	$83	$(499)	$(162)	$(661)
Annualized TIR %	(0.4)%	8.1%	1.8%	(13.3)%	(12.6)%	(13.1)%
Annualized Adjusted TIR %*	3.4%	8.1%	4.5%	2.3%	(12.6)%	(1.3)%

	Nine Months Ended September 30,
	2023			2022
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$409	$62	$471	$239	$63	$302
Net realized (losses) gains	(62)	29	(33)	(88)	(23)	(111)
Net unrealized (losses) gains	(66)	266	200	(1,073)	(445)	(1,518)
Earnings from equity method investments	—	22	22	—	12	12
Other comprehensive income:
Unrealized gains (losses) on fixed maturities, AFS, net of reclassification adjustments, excluding foreign exchange	2	—	2	(657)	—	(657)
TIR ($)	$283	$379	$662	$(1,579)	$(393)	$(1,972)
Annualized TIR %	2.7%	10.3%	4.7%	(14.1)%	(10.0)%	(13.0)%
Annualized Adjusted TIR %*	3.6%	10.3%	5.3%	2.0%	(10.0)%	(1.0)%
*Non-GAAP measure; refer to “Non-GAAP Financial Measures” section for reconciliation to the applicable GAAP financial measure.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 23

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Net Investment Income
The below charts are in millions of U.S. dollars.
Three Months Ended September 30, 2023 versus 2022: Net investment income increased primarily due to:
•an increase in our annualized investment book yield from 2.32% to 3.53% due to a combination of reinvestment of fixed maturities at higher yields, deployment of consideration received from deals closed over the past 12 months and the impact of rising interest rates on the $3.3 billion of our average fixed maturities outstanding during the period that are subject to floating interest rates. Our floating rate investments generated net investment income of $62 million for the three months ended September 30, 2023, an increase of $20 million from the third quarter of 2022, which equates to an increase in the annualized yield of those investments of 168 basis points.
Nine Months Ended September 30, 2023 versus 2022: Net investment income increased primarily due to:
•an increase in our annualized investment book yield from 2.15% to 3.73% due to a combination of reinvestment of fixed maturities at higher yields, deployment of consideration received from deals closed over the past 12 months and the impact of rising interest rates on the $3.2 billion of our average fixed maturities outstanding during the period that are subject to floating interest rates. Our floating rate investments generated net investment income of $181 million for the nine months ended September 30, 2023, an increase of $76 million from the nine months ended September 30, 2022, which equates to an increase in the annualized yield of those investments of 269 basis points.

Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 24

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Net Realized and Unrealized (Losses) Gains Included in Comprehensive Income
The below charts are in millions of U.S. dollars.

$20
$(14)
$(63)
$(36)
$(546)
$(175)
QTD 2023
QTD 2022
Net realized losses
Net unrealized gains (losses)
Net unrealized losses on fixed maturities, AFS

Three Months Ended September 30, 2023 versus 2022: Net realized and unrealized losses included in comprehensive income decreased relative to the prior quarter primarily due to:
•a decrease in net realized and unrealized losses on fixed maturities of $450 million, primarily as a result of a comparatively less significant increase in interest rates across U.S., U.K. and European markets for the three months ended September 30, 2023 relative to the prior year quarter; and
•net realized and unrealized gains on other investments, including equities, of $86 million for the three months ended September 30, 2023, compared to net losses of $164 million for the comparative quarter.
◦Net gains for the three months ended September 30, 2023 were primarily driven by our private equity funds, private credit funds, CLO equities and fixed income funds, which are typically recorded on a one quarter lag, largely as a result of second quarter 2023 global equity market performance and tightening of high yield credit spreads; in comparison to
◦Net losses for the three months ended September 30, 2022 that were primarily driven by our public equities, private equity funds and hedge funds, largely as a result of global equity market declines and the widening of high yield credit spreads.

Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 25

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

$2
$200
$(33)
$(111)
$(1,518)
$(657)
YTD 2023
YTD 2022
Net realized losses
Net unrealized gains (losses)
Net unrealized gains (losses) on fixed maturities, AFS

Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 26

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Nine Months Ended September 30, 2023 versus 2022: Net realized and unrealized gains included in comprehensive income increased relative to the prior period net realized and unrealized losses primarily due to:
•a decrease in net realized and unrealized losses on fixed maturities of $1.7 billion, as a result of a comparatively less significant increase in interest rates across U.S., U.K. and European markets relative to the prior year period, in addition to a tightening of credit spreads, for the nine months ended September 30, 2023; and
•net realized and unrealized gains on other investments, including equities, of $295 million for the nine months ended September 30, 2023, compared to net losses of $468 million for the comparative period.
◦Net gains for the nine months ended September 30, 2023 were primarily driven by our public equities, private equity funds, private credit funds and fixed income funds, largely as a result of strong global equity market performance and tightening high yield credit spreads; in comparison to
◦Net losses for the nine months ended September 30, 2022 were primarily driven by our public equities, fixed income funds, CLO equities and hedge funds, largely as a result of global equity market declines and the widening of high yield credit spreads.

(Losses) earnings from equity method investments
The below charts are in millions of U.S. dollars.
Three Months Ended September 30, 2023 versus 2022: Losses from equity method investments decreased by $17 million, primarily due to $12 million and $4 million decreases in losses from our investments in Monument Re and Core Specialty, respectively, and an increase in earnings from our investment in Citco of $1 million.
Nine Months Ended September 30, 2023 versus 2022: Earnings from equity method investments increased by $10 million, primarily due to earnings of $18 million from our investment in Core Specialty for the nine months ended September 30, 2023 in comparison to losses of $5 million in the comparative period and a $2 million increase in earnings from our investment in Citco. The increase in earnings was partially offset by a $15 million period over period decrease in earnings from our investment in Monument Re.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 27

Item 2 | Management's Discussion and Analysis | Consolidated Results of Operations

Investable Assets
Investable assets and adjusted investable assets* decreased by 4.8% and 7.3% from December 31, 2022 to September 30, 2023, respectively, primarily due to:
•the novation of the Enhanzed Re reinsurance of a closed block of life annuity policies (and the associated assets of $949 million);
•the impact of net paid losses;
•the repurchase of our non-voting convertible ordinary shares; and
•the settlement of our participation in Atrium’s Syndicate 609 relating to the 2020 and prior underwriting years.
Partially offset by:
•consideration received for the QBE and RACQ LPT transactions; and
•net unrealized gains on our fixed maturities and other investments, including equities.
*Non-GAAP measure; refer to "Non-GAAP Financial Measures" section for reconciliation to the applicable GAAP financial measures.
Duration and average credit rating on fixed maturities and cash and cash equivalents
The fair value, duration and average credit rating of investments by segment is as follows:

	September 30, 2023			December 31, 2022
Segment	Fair Value ($) (1)	Average Duration (in years) (2)	Average Credit Rating (3)	Fair Value ($) (1)	Average Duration (in years) (2)	Average Credit Rating (3)
Investments
Run-off	$10,334	3.67	A+	$9,874	4.02	A+
Assumed Life	—	n/a		908	8.90	A-
Total - Investments	10,334	3.67	A+	10,782	4.44	A+
Legacy Underwriting	—	n/a		179	2.26	AA-
Total	$10,334	3.67	A+	$10,961	4.40	A+
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
The overall decrease in the balance of our fixed maturities and cash and cash equivalents of $627 million when comparing September 30, 2023 to December 31, 2022 was primarily driven by the derecognition of the assets supporting the Enhanzed Re reinsurance of a closed block of life annuity policies that were novated during the first quarter of 2023, the impact of net paid losses, the settlement of our participation in Atrium’s Syndicate 609 relating to the 2020 and prior underwriting years and the repurchase of our non-voting convertible ordinary shares, partially offset by the consideration received in relation to the QBE and RACQ LPT transactions during the second quarter of 2023.
The decrease in the average duration of our fixed maturities and cash and cash equivalents when comparing September 30, 2023 to December 31, 2022 was primarily driven by the consideration received for the QBE and RACQ LPTs, which have a shorter average duration, increases in interest rates and the derecognition of the assets supporting the Enhanzed Re reinsurance of a closed block of life annuity policies that were novated during the first quarter of 2023.
As of both September 30, 2023 and December 31, 2022, our fixed maturities and cash and cash equivalents had an average credit quality rating of A+.
As of September 30, 2023 and December 31, 2022, our fixed maturities that were non-investment grade (i.e. rated lower than BBB- and non-rated securities) comprised $469 million, or 5.0% and $622 million, or 6.5% of our total fixed maturities portfolio, respectively.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 28

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

General and Administrative Expenses for the Three and Nine Months Ended September 30, 2023 and 2022

The below charts are in millions of U.S. dollars.
Three Months Ended September 30, 2023 versus 2022: The $25 million increase in general and administrative expenses was primarily driven by salaries and benefits expenses in the current quarter due to the absence of a reduction in expenses recorded in the third quarter 2022 related to financial performance-based long-term incentive costs, driven by the impact of actual declines in financial performance on forecasted financial performance during that period.
Nine Months Ended September 30, 2023 versus 2022: The $31 million increase in general and administrative expenses was primarily driven by salaries and benefits expenses in the current period due to the above referenced absence of a reduction in long-term incentive costs recorded in the third quarter 2022, in addition to increases in bank facility fees.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 29

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

We use this non-GAAP measure in our incentive compensation program.

Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 30

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

Adjusted return on equity (%)	Adjusted operating income (loss) attributable to Enstar ordinary shareholders divided by adjusted opening Enstar ordinary shareholder's equity
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
-net assets of held for sale or disposed subsidiaries classified as discontinued operations (if any)

Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 31

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

Adjusted run-off liability earnings (%)	Adjusted PPD divided by average adjusted net loss reserves.
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

Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 32

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

Reconciliation of GAAP to Non-GAAP Measures

The table below presents a reconciliation of BVPS to Adjusted BVPS*:

	September 30, 2023			December 31, 2022
	Equity (1)	Ordinary Shares	Per Share Amount	Equity (1) (2)	Ordinary Shares	Per Share Amount
	(in millions of U.S. dollars, except share and per share data)
Book value per ordinary share	$4,367	15,465,573	$282.37	$4,464	17,022,420	$262.24
Non-GAAP adjustment:
Share-based compensation plans		298,932			218,171
Adjusted book value per ordinary share*	$4,367	15,764,505	$277.01	$4,464	17,240,591	$258.92
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
The table below presents a reconciliation of ROE to Adjusted ROE* and Annualized ROE to Annualized Adjusted ROE*:

	Three Months Ended
	September 30, 2023				September 30, 2022
	Net earnings (loss) (1)	Opening equity (1)	(Adj) ROE	Annualized (Adj) ROE	Net earnings (loss) (1)	Opening equity (1)	(Adj) ROE	Annualized (Adj) ROE
	(in millions of U.S. dollars)
Net earnings (loss)/Opening equity/ROE/Annualized ROE (1)	$38	$4,403	0.9%	3.5%	$(432)	$4,619	(9.4)%	(37.4)%
Non-GAAP adjustments:
Net realized losses on fixed maturities, AFS (2) / Net unrealized losses on fixed maturities, AFS (3)	12	550			23	574
Net unrealized losses on fixed maturities, trading (2) / Net unrealized losses on fixed maturities, trading (3)	22	337			157	329
Net realized and unrealized losses on funds held - directly managed (2) / Net unrealized losses on funds held - directly managed (3)	46	166			238	342
Change in fair value of insurance contracts for which we have elected the fair value option / Fair value of insurance contracts for which we have elected the fair value option (4)	12	(312)			(82)	(239)
Amortization of fair value adjustments / Fair value adjustments	4	(116)			4	(99)
Tax effects of adjustments (5)	(6)	—			(2)	—
Adjustments attributable to noncontrolling interests (6)	—	—			(42)	—
Adjusted operating income (loss)/Adjusted opening equity/Adjusted ROE/Annualized adjusted ROE*	$128	$5,028	2.5%	10.2%	$(136)	$5,526	(2.5)%	(9.8)%
(1) Net earnings (loss) comprises net earnings (loss) attributable to Enstar ordinary shareholders, prior to any non-GAAP adjustments. Opening equity comprises Enstar ordinary shareholders' equity, which is calculated as opening Enstar shareholders' equity less preferred shares ($510 million), prior to any non-GAAP adjustments.
(2) Net realized gains (losses) on fixed maturities, AFS and funds held - directly managed are included in net realized gains (losses) in our condensed consolidated statements of earnings. Net unrealized gains (losses) on fixed maturities, trading and funds held - directly managed are included in net unrealized gains (losses) in our condensed consolidated statements of earnings.
(3) Our fixed maturities are held directly on our balance sheet and also within the "Funds held - directly managed" balance.
(4) Comprises the discount rate and risk margin components.
(5) Represents an aggregation of the tax expense or benefit associated with the specific country to which the pre-tax adjustment relates, calculated at the applicable jurisdictional tax rate.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 33

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

(6) Represents the impact of the adjustments on the net earnings (loss) attributable to noncontrolling interests associated with the specific subsidiaries to which the adjustments relate.
*Non-GAAP measure.

	Nine Months Ended
	September 30, 2023				September 30, 2022
	Net earnings (loss) (1)	Opening equity (1)(2)	(Adj) ROE	Annualized (Adj) ROE	Net earnings (loss) (1)	Opening equity (1)	(Adj) ROE	Annualized (Adj) ROE
	(in millions of U.S. dollars)
Net earnings (loss)/Opening equity/ROE/Annualized ROE (1)	$483	$4,464	10.8%	14.4%	$(1,133)	$5,813	(19.5)%	(26.0)%
Non-GAAP adjustments:
Net realized losses on fixed maturities, AFS (3) / Net unrealized losses on fixed maturities, AFS (4)	55	647			88	36
Net unrealized losses on fixed maturities, trading (3) / Net unrealized losses on fixed maturities, trading (4)	24	400			556	(134)
Net realized and unrealized losses on funds held - directly managed (3) / Net unrealized losses on funds held - directly managed (4)	49	780			517	9
Change in fair value of insurance contracts for which we have elected the fair value option / Fair value of insurance contracts for which we have elected the fair value option (5)	24	(294)			(228)	(107)
Amortization of fair value adjustments / Fair value adjustments	13	(124)			11	(106)
Tax effects of adjustments (6)	(12)	—			(6)	—
Adjustments attributable to noncontrolling interests (7)	(2)	—			(90)	—
Adjusted operating income (loss)/Adjusted opening equity/Adjusted ROE/Annualized adjusted ROE*	$634	$5,873	10.8%	14.4%	$(285)	$5,511	(5.2)%	(6.9)%
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
(3) Net realized gains (losses) on fixed maturities, AFS and funds held - directly managed are included in net realized gains (losses) in our condensed consolidated statements of earnings. Net unrealized gains (losses) on fixed maturities, trading and funds held - directly managed are included in net unrealized gains (losses) in our condensed consolidated statements of earnings.
(4) Our fixed maturities are held directly on our balance sheet and also within the "Funds held - directly managed" balance.
(5) Comprises the discount rate and risk margin components.
(6) Represents an aggregation of the tax expense or benefit associated with the specific country to which the pre-tax adjustment relates, calculated at the applicable jurisdictional tax rate.
(7) Represents the impact of the adjustments on the net earnings (loss) attributable to noncontrolling interests associated with the specific subsidiaries to which the adjustments relate.
*Non-GAAP measure.

Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 34

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

The tables below present a reconciliation of RLE to Adjusted RLE* and Annualized RLE to Annualized Adjusted RLE*:

	Three Months Ended	As of			Three Months Ended
	September 30, 2023	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2023
	RLE / PPD	Net loss reserves	Net loss reserves	Average net loss reserves	RLE %	Annualized RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/RLE/Annualized RLE	$15	$12,155	$12,939	$12,547	0.1%	0.5%
Non-GAAP Adjustments:
Net loss reserves - current period	—	(15)	(11)	(13)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	4	112	116	114
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	12	292	312	302
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	—	533	550	542
Reduction in estimated future expenses - defendant A&E / Estimated future expenses - defendant A&E	1	33	34	33
Adjusted PPD/Adjusted net loss reserves/ Adjusted RLE/Annualized Adjusted RLE*	$32	$13,110	$13,940	$13,525	0.2%	0.9%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.

	Three Months Ended	As of			Three Months Ended
	September 30, 2022	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2022
	RLE / PPD	Net loss reserves	Net loss reserves	Average net loss reserves	RLE %	Annualized RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/RLE/Annualized RLE	$141	$11,819	$12,524	$12,172	1.2%	4.6%
Non-GAAP Adjustments:
Net loss reserves - current period	—	(36)	(25)	(31)
Assumed Life	—	(141)	(149)	(145)
Legacy Underwriting	(2)	(137)	(140)	(139)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	4	95	99	97
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	(82)	305	239	272
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	—	572	574	573
Reduction in estimated future expenses - defendant A&E / Estimated future expenses - defendant A&E	—	35	36	36
Adjusted PPD/Adjusted net loss reserves/Adjusted RLE/Annualized Adjusted RLE*	$61	$12,512	$13,158	$12,835	0.5%	1.9%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 35

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

	Nine Months Ended	As of			Nine Months Ended
	September 30, 2023	September 30, 2023	December 31, 2022	September 30, 2023	September 30, 2023
	RLE / PPD	Net loss reserves	Net loss reserves	Average net loss reserves	RLE %	Annualized RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/RLE/Annualized RLE	$35	$12,155	$12,011	$12,083	0.3%	0.4%
Non-GAAP Adjustments:
Net loss reserves - current period	—	(15)	—	(8)
Legacy Underwriting	—	—	(139)	(69)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	13	112	124	118
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	24	292	294	293
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	2	533	572	553
Reduction in estimated future expenses - defendant A&E / Estimated future expenses - defendant A&E	2	33	35	34
Adjusted PPD/Adjusted net loss reserves/Adjusted RLE/Annualized Adjusted RLE*	$76	$13,110	$12,897	$13,004	0.6%	0.8%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.

	Nine Months Ended	As of			Nine Months Ended
	September 30, 2022	September 30, 2022	December 31, 2021	September 30, 2022	September 30, 2022
	RLE / PPD	Net loss reserves	Net loss reserves	Average Net loss reserves	RLE %	Annualized RLE %
	(in millions of U.S. dollars)
PPD/net loss reserves/RLE/Annualized RLE	$476	$11,819	$11,926	$11,873	4.0%	5.3%
Non-GAAP Adjustments:
Net loss reserves - current period	—	(36)	—	(18)
Assumed Life	(29)	(141)	(181)	(161)
Legacy Underwriting	2	(137)	(153)	(146)
Amortization of fair value adjustments / Net fair value adjustments associated with the acquisition of companies	11	95	106	101
Changes in fair value - fair value option / Net fair value adjustments for contracts for which we have elected the fair value option (1)	(228)	305	107	206
Change in estimate of net ultimate liabilities - defendant A&E / Net nominal defendant A&E liabilities	4	572	574	573
Reduction in estimated future expenses - defendant A&E / Estimated future expenses - defendant A&E	1	35	36	36
Adjusted PPD/Adjusted net loss reserves/Adjusted RLE/Annualized Adjusted RLE*	$237	$12,512	$12,415	$12,464	1.9%	2.5%
(1) Comprises the discount rate and risk margin components.
*Non-GAAP measure.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 36

Item 2 | Management's Discussion and Analysis | Non-GAAP Financial Measures

The tables below present a reconciliation of our Annualized TIR to our Annualized Adjusted TIR*:

	Three Months Ended
	September 30, 2023			September 30, 2022
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$128	$15	$143	$94	$22	$116
Net realized losses
Fixed maturities, AFS	(12)	—	(12)	(23)	—	(23)
Net losses recognized on equity securities sold during the period	—	—	—	—	(11)	(11)
Investment derivatives	—	(2)	(2)	—	(2)	(2)
Net realized losses	(12)	(2)	(14)	(23)	(13)	(36)
Net unrealized (losses) gains
Fixed maturities, trading	(22)	—	(22)	(157)	—	(157)
Funds held – directly managed	(46)	—	(46)	(238)	—	(238)
Net unrealized gains (losses) recognized on equity securities still held at the reporting date	—	17	17	—	(82)	(82)
Other investments	—	68	68	—	(65)	(65)
Investment derivatives	—	3	3	—	(4)	(4)
Net unrealized (losses) gains	(68)	88	20	(395)	(151)	(546)
(Losses) earnings from equity method investments	—	(3)	(3)	—	(20)	(20)
Other comprehensive income:
Unrealized losses on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange	(63)	—	(63)	(175)	—	(175)
TIR ($)	$(15)	$98	$83	$(499)	$(162)	$(661)

Non-GAAP adjustments:
Net realized and unrealized losses on fixed maturities and funds held-directly managed	80	—	80	418	—	418
Unrealized losses on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange	63	—	63	175	—	175
Adjusted TIR ($)*	$128	$98	$226	$94	$(162)	$(68)

Total investments	$9,912	$4,927	$14,839	$9,356	$4,870	$14,226
Cash and cash equivalents, including restricted cash and cash equivalents	884	—	884	1,357	—	1,357
Funds held by reinsured companies	2,871	—	2,871	3,727	—	3,727
Total investable assets	$13,667	$4,927	$18,594	$14,440	$4,870	$19,310

Average aggregate invested assets, at fair value (1)	14,085	4,866	18,951	15,002	5,138	20,140
Annualized TIR % (2)	(0.4)%	8.1%	1.8%	(13.3)%	(12.6)%	(13.1)%
Non-GAAP adjustment:
Net unrealized losses on fixed maturities, AFS included within AOCI and net unrealized losses on fixed maturities, trading and funds held - directly managed	1,222	—	1,222	1,926	—	1,926
Adjusted investable assets*	$14,889	$4,927	$19,816	$16,366	$4,870	$21,236

Adjusted average aggregate invested assets, at fair value* (3)	$15,223	$4,866	$20,089	$16,590	$5,138	$21,728
Annualized adjusted TIR %* (4)	3.4%	8.1%	4.5%	2.3%	(12.6)%	(1.3)%
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
*Non-GAAP measure.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 37

Item 2 | Management's Discussion and Analysis | Other Financial Measures

	Nine Months Ended
	September 30, 2023			September 30, 2022
	Fixed Income	Other Investments	Total	Fixed Income	Other Investments	Total
	(in millions of U.S. dollars)
Net investment income	$409	$62	$471	$239	$63	$302
Net realized (losses) gains
Fixed maturities, AFS	(55)	—	(55)	(88)	—	(88)
Funds held - directly managed	(7)	—	(7)	—	—	—
Net (losses) recognized on equity securities sold during the period	—	23	23	—	(21)	(21)
Investment derivatives	—	6	6	—	(2)	(2)
Net realized (losses) gains	(62)	29	(33)	(88)	(23)	(111)
Net unrealized (losses) gains
Fixed maturities, trading	(24)	—	(24)	(556)	—	(556)
Funds held – directly managed	(42)	—	(42)	(517)	—	(517)
Net unrealized (losses) gains recognized on equity securities still held at the reporting date	—	86	86	—	(284)	(284)
Other investments	—	180	180	—	(141)	(141)
Investment derivatives	—	—	—	—	(20)	(20)
Net unrealized (losses) gains	(66)	266	200	(1,073)	(445)	(1,518)
Earnings from equity method investments	—	22	22	—	12	12
Other comprehensive income:
Unrealized gains (losses) on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange	2	—	2	(657)	—	(657)
TIR ($)	$283	$379	$662	$(1,579)	$(393)	$(1,972)

Non-GAAP adjustment:
Net realized and unrealized losses on fixed maturities, AFS and trading, and funds held-directly managed	128	—	128	1,161	—	1,161
Unrealized (gains) losses on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange	(2)	—	(2)	657	—	657
Adjusted TIR ($)*	$409	$379	$788	$239	$(393)	$(154)

Total investments	$9,912	$4,927	$14,839	$9,356	$4,870	$14,226
Cash and cash equivalents, including restricted cash and cash equivalents	884	—	884	1,357	—	1,357
Funds held by reinsured companies	2,871	—	2,871	3,727	—	3,727
Total investable assets	$13,667	$4,927	$18,594	$14,440	$4,870	$19,310

Average aggregate invested assets, at fair value (1)	13,782	4,902	18,684	14,960	5,232	20,192
Annualized TIR % (2)	2.7%	10.3%	4.7%	(14.1)%	(10.0)%	(13.0)%
Non-GAAP adjustment:
Net unrealized losses on fixed maturities, AFS included within AOCI and net unrealized losses on fixed maturities, trading and funds held - directly managed	1,222	—	1,222	1,926	—	1,926
Adjusted investable assets*	$14,889	$4,927	$19,816	$16,366	$4,870	$21,236

Adjusted average aggregate invested assets, at fair value* (3)	$15,053	$4,902	$19,955	$15,861	$5,232	$21,093
Annualized adjusted TIR %* (4)	3.6%	10.3%	5.3%	2.0%	(10.0)%	(1.0)%
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
*Non-GAAP measure.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 38

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
The following tables provide the calculation of our Annualized TIR by reporting segment:

	Three Months Ended
	September 30, 2023			September 30, 2022
	Investments	Legacy Underwriting	Total	Investments	Legacy Underwriting	Total
	(in millions of U.S. dollars)
Net investment income:
Fixed maturities	$120	$—	$120	$94	$2	$96
Cash and restricted cash	14	—	14	2	—	2
Other investments, including equities	15	—	15	22	—	22
Less: Investment expenses	(6)	—	(6)	(4)	—	(4)
Net investment income	$143	$—	$143	$114	$2	$116
Net realized losses:
Fixed maturities	$(12)	$—	$(12)	$(23)	$—	$(23)
Other investments, including equities	(2)	—	(2)	(13)	—	(13)
Net realized losses	$(14)	$—	$(14)	$(36)	$—	$(36)
Net unrealized gains (losses):
Fixed maturities, trading	(68)	—	(68)	(391)	(4)	(395)
Other investments, including equities	88	—	88	(151)	—	(151)
Net unrealized gains (losses):	$20	$—	$20	$(542)	$(4)	$(546)
Losses from equity method investments	(3)	—	(3)	(20)	—	(20)
Other comprehensive income:
Unrealized losses on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange	(63)	—	(63)	(175)	—	(175)
TIR ($)	$83	$—	$83	$(659)	$(2)	$(661)

Fixed maturity and short-term investments, trading and AFS and funds held - directly managed	$9,450	$—	$9,450	$9,155	$155	$9,310
Other assets included within funds held - directly managed	462	—	462	46	—	46
Equities	881	—	881	1,199	—	1,199
Other investments	3,637	—	3,637	3,191	12	3,203
Equity method investments	409	—	409	468	—	468
Total investments	$14,839	$—	$14,839	$14,059	$167	$14,226
Cash and cash equivalents, including restricted cash and cash equivalents	884	—	884	1,340	17	1,357
Funds held by reinsured companies	2,871	—	2,871	3,704	23	3,727
Total investable assets	$18,594	$—	$18,594	$19,103	$207	$19,310

Average aggregate invested assets, at fair value (1)	$18,951	$—	$18,951	$19,931	$209	$20,140
Annualized TIR % (2)	1.8%	—%	1.8%	(13.2)%	(3.8)%	(13.1)%

Annualized income from fixed income assets (3)	536	—	536	384	8	392
Average aggregate fixed income assets, at cost (3)(4)	15,201	—	15,201	16,666	210	16,876
Annualized Investment book yield (5)	3.53%	—%	3.53%	2.30%	3.81%	2.32%
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
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 39

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment

	Nine Months Ended
	September 30, 2023			September 30, 2022
	Investments	Legacy Underwriting	Total	Investments	Legacy Underwriting	Total
	(in millions of U.S. dollars)
Net investment income:
Fixed maturities	$396	$—	$396	$247	$7	$254
Cash and restricted cash	27	—	27	3	1	4
Other investments, including equities	62	—	62	63	—	63
Less: Investment expenses	(14)	—	(14)	(19)	—	(19)
Net investment income	$471	$—	$471	$294	$8	$302
Net realized (losses) gains:
Fixed maturities	$(62)	$—	$(62)	$(88)	$—	$(88)
Other investments, including equities	29	—	29	(23)	—	(23)
Net realized (losses) gains	$(33)	$—	$(33)	$(111)	$—	$(111)
Net unrealized gains (losses):
Fixed maturities, trading	(66)	—	(66)	(1,061)	(12)	(1,073)
Other investments, including equities	266	—	266	(445)	—	(445)
Net unrealized gains (losses)	$200	$—	$200	$(1,506)	$(12)	$(1,518)
Earnings from equity method investments	22	—	22	12	—	12
Other comprehensive income:
Unrealized gains (losses) on fixed maturities, AFS, net of reclassification adjustments excluding foreign exchange	2	—	2	(657)	—	(657)
TIR ($)	$662	$—	$662	$(1,968)	$(4)	$(1,972)

Fixed maturity and short-term investments, trading and AFS and funds held - directly managed	$9,450	$—	$9,450	$9,155	$155	$9,310
Other assets included within funds held - directly managed	462	—	462	46	—	46
Equities	881	—	881	1,199	—	1,199
Other investments	3,637	—	3,637	3,191	12	3,203
Equity method investments	409	—	409	468	—	468
Total investments	$14,839	$—	$14,839	$14,059	$167	$14,226
Cash and cash equivalents, including restricted cash and cash equivalents	884	—	884	1,340	17	1,357
Funds held by reinsured companies	2,871	—	2,871	3,704	23	3,727
Total investable assets	$18,594	$—	$18,594	$19,103	$207	$19,310

Average aggregate invested assets, at fair value (1)	$18,684	$—	$18,684	$19,972	$220	$20,192
Annualized TIR % (2)	4.7%	—%	4.7%	(13.1)%	(2.4)%	(13.0)%

Annualized income from fixed income assets (3)	564	—	564	333	11	344
Average aggregate fixed income assets, at cost (3)(4)	15,101	—	15,101	15,758	215	15,973
Annualized Investment book yield (5)	3.73%	—%	3.73%	2.11%	5.12%	2.15%
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
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 40

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Run-off Segment

Results of Operations by Segment - For the Three and Nine Months Ended September 30, 2023 and 2022

Our business is organized into four reportable segments: (i) Run-off; (ii) Assumed Life; (iii) Investments; and (iv) Legacy Underwriting. In addition, our corporate and other activities, which do not qualify as an operating segment, include income and expense items that are not directly attributable to our reportable segments.
The following is a discussion of our results of operations by segment.
Run-off Segment

The following is a discussion and analysis of the results of operations for our Run-off segment.

	Three Months Ended			Nine Months Ended
	September 30,		$ Change	September 30,		$ Change
	2023	2022		2023	2022
INCOME	(in millions of U.S. dollars)
Net premiums earned	$14	$1	$13	$29	$27	$2
Other income:
Reduction in estimates of net ultimate defendant A&E liabilities - prior periods	—	—	—	2	4	(2)
Reduction in estimated future defendant A&E expenses	1	—	1	2	1	1
All other income	—	2	(2)	7	14	(7)
Total other income	1	2	(1)	11	19	(8)
Total income	15	3	12	40	46	(6)

EXPENSES
Net incurred losses and LAE:
Current period	5	10	(5)	18	35	(17)
Prior periods:
Reduction in estimates of net ultimate losses	(12)	(46)	34	(35)	(183)	148
Reduction in provisions for ULAE	(19)	(15)	(4)	(37)	(49)	12
Total prior periods	(31)	(61)	30	(72)	(232)	160
Total net incurred losses and LAE	(26)	(51)	25	(54)	(197)	143
Acquisition costs	—	1	(1)	6	18	(12)
General and administrative expenses (1)	44	38	6	130	123	7
Total expenses	18	(12)	30	82	(56)	138

SEGMENT NET (LOSS) EARNINGS	$(3)	$15	$(18)	$(42)	$102	$(144)
(1) Includes an adjustment made to correct immaterial errors related to the allocation of third quarter 2022 expenses, which increased general and administrative expenses by $4 million and $14 million for the three and nine months ended September 30, 2022, respectively.
Overall Results
Three Months Ended September 30, 2023 versus 2022: Net loss from our Run-off segment was $3 million compared to net earnings of $15 million in the comparative quarter, primarily due to:
•A $30 million decrease in favorable PPD in the current quarter, mainly driven by a $34 million decrease in the reduction in estimates of net ultimate losses in comparison to the comparative quarter.
◦During the third quarter of 2023, we recognized favorable development on our workers’ compensation and property lines of business of $24 million and $17 million, respectively, as a result of favorable claims experience. The results were partially offset by adverse development on our general casualty line of business of $41 million, primarily due to a small number of large losses across several portfolios, particularly on excess business, and adverse development on our all other line of business of $17 million, driven by identified deterioration on abuse claims.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 41

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Assumed Life Segment

◦In comparison, during the third quarter of 2022 we recognized favorable development of $54 million on our workers’ compensation line of business as a result of favorable claim settlements, and favorable development of $28 million on our marine, aviation and transit line of business as a result of lower claim activity. This was partially offset by adverse development on our general casualty and motor lines of business of $21 million and $19 million, respectively, primarily due to worse than expected claims experience and adverse development on claims; partially offset by
•A net favorable change in net premiums earned, current period net incurred losses and LAE and acquisition costs of $19 million, following our exit of our StarStone International business beginning in 2020.
Nine Months Ended September 30, 2023 versus 2022: Net loss from our Run-off segment was $42 million compared to net earnings of $102 million in the comparative period, primarily due to:
•A $160 million decrease in favorable PPD, mainly driven by a $148 million decrease in the reduction in estimates of net ultimate losses in comparison to the comparative period.
◦The prior period reduction in estimates of net ultimate losses of $35 million was driven by net favorable development across multiple Run-off segment lines of business. We recognized $44 million of favorable development on our workers’ compensation line of business as a result of continued favorable claims experience and $16 million of favorable development on our property line of business as a result of favorable claims experience. The results were partially offset by $37 million of adverse development in our general casualty line of business, primarily due to a small number of large losses across several portfolios, particularly on excess business, and $18 million of adverse development on our all other line of business, driven by identified deterioration on abuse claims.
◦We also increased our ULAE provision by $21 million as a result of assuming active claims control on our 2022 LPT agreement with Argo, which offset other ULAE reserve adjustments from our run-off operations.
◦In comparison, during the nine months ended September 30, 2022, we recognized favorable development of $104 million on our workers’ compensation line of business as a result of favorable claim settlements. We also recognized favorable development of $85 million on our professional indemnity/directors and officers line of business and favorable development of $38 million on our marine, aviation and transit line of business as a result of lower claims activity. This was partially offset by adverse development on our general casualty and motor lines of business of $31 million and $20 million, respectively, as a result of worse than expected claims experience and adverse development on claims; partially offset by
•A net favorable change in net premiums earned, current period net incurred losses and LAE and acquisition costs of $31 million, following our exit of our StarStone International business beginning in 2020.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 42

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
The following is a discussion and analysis of the results of operations for our Assumed Life segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	$ Change	2023	2022	$ Change
INCOME	(in millions of U.S. dollars)
Net premiums earned	$—	$2	$(2)	$—	$17	$(17)
Other income	1	—	1	276	—	276
Total income	1	2	(1)	276	17	259

EXPENSES
Net incurred losses and LAE:
Prior periods:
Reduction in estimates of net ultimate losses	—	—	—	—	(29)	29
Total prior periods	—	—	—	—	(29)	29
Total net incurred losses and LAE	—	—	—	—	(29)	29
Policyholder benefit expenses	—	7	(7)	—	25	(25)
General and administrative expenses	—	2	(2)	—	6	(6)
Total expenses	—	9	(9)	—	2	(2)

SEGMENT NET EARNINGS (LOSS)	$1	$(7)	$8	$276	$15	$261
Overall Results
Three and Nine Months Ended September 30, 2023 versus 2022: As discussed above, we ceased all continuing reinsurance obligations relating to our Assumed Life segment following the completion of the transactions pursuant to the Master Agreement. We did not record any transactions in the segment during the second and third quarters of 2023, aside from amortizing $1 million into other income for the three and nine months ended September 30, 2023 relating to the portion of the gain on the novation transaction of $49 million that was related to the proportion of our existing ownership interest in Monument Re that is being amortized over the related settlement period of the transferred liabilities.
The increase in net earnings from our Assumed Life segment of $261 million for the nine months ended September 30, 2023 was primarily due to the net gain recognized on the completion of the novation of the Enhanzed Re reinsurance of a closed block of life annuity policies.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 43

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Investments Segment

The $275 million gain calculated as of the completion date of the novation, prior to noncontrolling interests, was comprised of three components:
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
Our total year to date 2023 net earnings attributable to Enstar from this novation transaction were $195 million.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 44

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Investments Segment

Investments Segment

The following is a discussion and analysis of the results of operations for our Investments segment.

	Three Months Ended			Nine Months Ended
	September 30,		$ Change	September 30,		$ Change
	2023	2022		2023	2022
	(in millions of U.S. dollars)
INCOME
Net investment income:
Fixed maturities	$120	$94	$26	$396	$247	$149
Cash and restricted cash	14	2	12	27	3	24
Other investments, including equities	15	22	(7)	62	63	(1)
Less: Investment expenses	(6)	(4)	(2)	(14)	(19)	5
Total net investment income	143	114	29	471	294	177
Net realized (losses) gains:
Fixed maturities	(12)	(23)	11	(62)	(88)	26
Other investments, including equities	(2)	(13)	11	29	(23)	52
Net realized (losses) gains:	(14)	(36)	22	(33)	(111)	78
Net unrealized gains (losses):
Fixed maturities, trading	(68)	(391)	323	(66)	(1,061)	995
Other investments, including equities	88	(151)	239	266	(445)	711
Total net unrealized gains (losses):	20	(542)	562	200	(1,506)	1,706
Total income (loss)	149	(464)	613	638	(1,323)	1,961

EXPENSES
General and administrative expenses (1)	12	9	3	33	26	7
Total expenses	12	9	3	33	26	7

(Losses) earnings from equity method investments	(3)	(20)	17	22	12	10

SEGMENT NET EARNINGS (LOSS)	$134	$(493)	$627	$627	$(1,337)	$1,964
(1) Includes an adjustment made to correct immaterial errors related to the allocation of third quarter 2022 expenses, which decreased general and administrative expenses by $0 and $2 million for the three and nine months ended September 30, 2022, respectively.
Overall Results
Three Months Ended September 30, 2023 versus 2022: Net earnings from our Investments segment were $134 million for the three months ended September 30, 2023 compared to net losses of $493 million for the three months ended September 30, 2022. The favorable movement of $627 million was primarily due to:
•a decrease in net realized and unrealized losses on fixed maturities of $334 million, primarily as a result of a less significant increase in interest rates across U.S., U.K. and European markets relative to the comparable quarter;
•net realized and unrealized gains on other investments, including equities, of $86 million, compared to net realized and unrealized losses of $164 million in the comparative period. The favorable variance of $250 million was primarily driven by:
◦Net gains for the three months ended September 30, 2023, primarily driven by our private equity funds, private credit funds, CLO equities and fixed income funds, which are typically recorded on a one quarter lag, largely as a result of second quarter 2023 global equity market performance and tightening high yield credit spreads; in comparison to
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 45

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Investments Segment

◦Net losses for the three months ended September 30, 2022, primarily driven by our public equities, fixed income funds, private equity funds and hedge funds, largely as a result of global equity market declines and widening of high yield credit spreads; and
•an increase in our net investment income of $29 million, which is primarily due to the reinvestment of fixed maturities at higher yields, deployment of consideration received from deals closed over the past 12 months and the impact of rising interest rates on the $3.3 billion of our average fixed maturities outstanding during the period that are subject to floating interest rates. Our floating rate investments generated increased net investment income of $20 million, which equates to an increase of 168 basis points on those investments in comparison to the prior quarter.
Nine Months Ended September 30, 2023 versus 2022: Net earnings from our Investments segment were $627 million for the nine months ended September 30, 2023 compared to net losses of $1.3 billion for the nine months ended September 30, 2022. The favorable movement of $2.0 billion was primarily due to:
•a decrease in net realized and unrealized losses on fixed maturities of $1.0 billion, primarily as a result of a less significant increase in interest rates across U.S., U.K. and European markets relative to the comparative period, in addition to a tightening of credit spreads in the current period;
•net realized and unrealized gains on other investments, including equities, of $295 million, compared to net realized and unrealized losses of $468 million in the comparative period. The favorable variance of $763 million was primarily driven by:
◦Net gains for the nine months ended September 30, 2023, primarily due to our public equities, private equity funds, private credit funds and fixed income funds, largely as a result of strong global equity market performance and tightening of high yield credit spreads; in comparison to
◦Net losses for the nine months ended September 30, 2022, due to our public equities, fixed income funds, CLO equities and hedge funds, largely as a result of global equity market declines and widening of high yield credit spreads; and
•an increase in our net investment income of $177 million, which is primarily due to the reinvestment of fixed maturities at higher yields, deployment of consideration received from deals closed over the past 12 months and the impact of rising interest rates on the $3.2 billion of our average fixed maturities outstanding during the period that are subject to floating interest rates. Our floating rate investments generated increased net investment income of $76 million, which equates to an increase of 269 basis points on those investments in comparison to the prior period.

Total Investments
Fixed maturities
Refer to the below tables for the fair value, duration, and credit rating of our fixed maturities:

	September 30, 2023
	Run-off
	Fair Value	%	Duration (years) (1)	Credit Rating (1)
	(in millions of U.S. dollars, except percentages)
Fixed maturity and short-term investments, trading and AFS and funds held - directly managed
U.S. government & agency	$473	5.0%	5.3	AA+
U.K. government	106	1.1%	6.5	A+
Other government	433	4.6%	4.7	AA
Corporate	5,382	57.0%	5.0	A-
Municipal	174	1.8%	8.1	AA-
Residential mortgage-backed	596	6.3%	4.9	AA
Commercial mortgage-backed	1,078	11.4%	1.7	AA
Asset-backed	1,208	12.8%	0.7	A+
	$9,450	100.0%	4.1	A
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 46

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
The overall decrease in our fixed maturities of $22 million when comparing September 30, 2023 to December 31, 2022 was primarily driven by the derecognition of the assets supporting the Enhanzed Re reinsurance closed block of life annuity policies that were novated during the first quarter of 2023, the impact of net paid losses and the repurchase of our non-voting convertible ordinary shares and net unrealized losses, partially offset by the consideration received for the QBE and RACQ LPT transactions that closed during the second quarter of 2023.
Other investments, including equities
Refer to the below table for the composition of our other investments, including equities:

	September 30, 2023	December 31, 2022
	(in millions of U.S. dollars)
Equities
Publicly traded equities	$239	$385
Exchange-traded funds	276	507
Privately held equities	366	358
Total	$881	$1,250

Other investments
Hedge funds	$515	$549
Fixed income funds (1)	504	547
Equity funds	4	3
Private equity funds	1,559	1,282
CLO equities	59	148
CLO equity funds	208	203
Private credit funds	548	362
Real estate debt fund	240	202
Total	$3,637	$3,296
(1) Balance as of December 31, 2022 included $14 million of investments that supported the life reinsurance business within our Assumed Life segment.
Our equities decreased by $369 million and other investments increased by $341 million from December 31, 2022 to September 30, 2023, primarily due to the funding of the repurchase of our non-voting convertible ordinary shares and the redeployment from exchange-traded funds and publicly traded equities into various non-core asset
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 47

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Legacy Underwriting Segment

strategies, in line with our strategic asset allocation.
Equity Method Investments
Refer to the below table for a summary of our equity method investments, which does not include those investments we have elected to measure under the fair value option:

	As of		Three Months Ended	Nine Months Ended	As of		Three Months Ended	Nine Months Ended
	September 30, 2023		September 30, 2023		December 31, 2022		September 30, 2022
	Ownership %	Carrying Value	Earnings from Equity Method Investments		Ownership %	Carrying Value	Earnings from Equity Method Investments
	(in millions of U.S. dollars)
Citco (1)	31.9%	63	1	4	31.9%	60	—	2
Monument Re (2)	20.0%	102	(4)	—	20.0%	110	(16)	15
Core Specialty	19.9%	229	—	18	19.9%	211	(4)	(5)
Other	27.0%	15	—	—	27.0%	16	—	—
		$409	$(3)	$22		$397	$(20)	$12
(1) We own 31.9% of the common shares in HH CITCO Holdings Limited, which in turn owns 15.4% of the convertible preferred shares, amounting to a 6.2% interest in the total equity of Citco III Limited ("Citco").
(2) We own 20.0% of the common shares in Monument Re as well as preferred shares which have a fixed dividend yield and whose balance is included in the Investment amount.
Carrying Value
The carrying value of our equity method investments increased from December 31, 2022, primarily due to $22 million in earnings from equity method investments for the nine months ended September 30, 2023, partially offset by distributions received from Monument Re.
(Losses) Earnings from Equity Method Investments
Three Months Ended September 30, 2023 versus 2022: Losses from equity method investments decreased by $17 million, primarily due to $12 million and $4 million decreases in losses from our investments in Monument Re and Core Specialty, respectively, and an increase in earnings from our investment in Citco of $1 million.
Nine Months Ended September 30, 2023 versus 2022: Earnings from equity method investments increased by $10 million, primarily due to earnings of $18 million from our investment in Core Specialty for the nine months ended September 30, 2023 in comparison to losses of $5 million in the comparative period and a $2 million increase in earnings from our investment in Citco, partially offset by a $15 million period over period decrease in earnings from our investment in Monument Re.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 48

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Corporate and other

Legacy Underwriting Segment

The following is a discussion and analysis of the results of operations for our Legacy Underwriting segment.

	Three Months Ended			Nine Months Ended
	September 30,		$ Change	September 30,		$ Change
	2023	2022		2023	2022
INCOME	(in millions of U.S. dollars)
Net premiums earned	$—	$1	$(1)	$—	$8	$(8)
Net investment income	—	2	(2)	—	8	(8)
Net unrealized losses	—	(4)	4	—	(12)	12
Other income	—	1	(1)	—	4	(4)
Total income	—	—	—	—	8	(8)

EXPENSES
Net incurred losses and LAE:
Current period	—	3	(3)	—	4	(4)
Prior periods	—	(2)	2	—	2	(2)
Total net incurred losses and LAE	—	1	(1)	—	6	(6)
Acquisition costs	—	(1)	1	—	2	(2)
Total expenses	—	—	—	—	8	(8)

SEGMENT NET (LOSS) EARNINGS	$—	$—	$—	$—	$—	$—
Overall Results
Three and Nine Months Ended September 30, 2023 versus 2022:
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
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 49

Item 2 | Management's Discussion and Analysis | Results of Operations by Segment | Corporate and other

Corporate and other

The following is a discussion and analysis of our results of operations for our Corporate and other activities.

	Three Months Ended			Nine Months Ended
	September 30,		$ Change	September 30,		$ Change
	2023	2022		2023	2022
INCOME	(in millions of U.S. dollars)
Other income (expense):
Amortization of fair value adjustments (1)	$(5)	$(1)	$(4)	$(11)	$(6)	$(5)
All other (expense) income	1	(6)	7	4	16	(12)
Total other (expense) income	(4)	(7)	3	(7)	10	(17)
Total (expense) income	(4)	(7)	3	(7)	10	(17)

EXPENSES
Net incurred losses and LAE - prior periods:
Amortization of fair value adjustments	4	4	—	13	11	2
Changes in fair value - fair value option (2)	12	(82)	94	24	(228)	252
Total net incurred losses and LAE - prior periods	16	(78)	94	37	(217)	254
Amortization of net deferred charge assets	34	21	13	75	60	15
General and administrative expenses (3)	35	17	18	102	79	23
Total expenses	85	(40)	125	214	(78)	292

Interest expense	(22)	(23)	1	(67)	(71)	4
Net foreign exchange gains	23	17	6	24	27	(3)
Income tax benefit (expense)	7	(8)	15	12	(4)	16
Net (earnings) loss attributable to noncontrolling interests	(4)	43	(47)	(99)	74	(173)
Dividends on preferred shares	(9)	(9)	—	(27)	(27)	—

NET (LOSS) EARNINGS ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$(94)	$53	$(147)	$(378)	$87	$(465)
(1) Amortization of fair value adjustments relates to the acquisition of DCo and Morse TEC.
(2) Comprises the discount rate and risk margin components.
(3) Includes an adjustment made to correct immaterial errors related to the allocation of third quarter 2022 expenses, which decreased general and administrative expenses by $4 million and $12 million for the three and nine months ended September 30, 2022, respectively.
Overall Results
Three Months Ended September 30, 2023 versus 2022: Net loss attributable to Enstar ordinary shareholders from our Corporate and other activities was $94 million for the three months ended September 30, 2023, compared to net earnings of $53 million for the comparative quarter, primarily due to:
•Net earnings attributable to noncontrolling interests of $4 million, as a result of net earnings for those consolidated entities where there are noncontrolling interests during the third quarter 2023, in comparison to net losses attributable to noncontrolling interests of $43 million for the comparative quarter, primarily as a result of significant negative returns on Enhanzed Re investments attributable to the then-existing Allianz 24.9% equity interest in Enhanzed Re;
•Changes in the fair value of the 2017 and 2018 portfolios where we elected the fair value option resulted in a $12 million increase in liabilities in the third quarter of 2023 primarily driven by a decrease in U.K. corporate bond yields during the third quarter of 2023. The corporate bond yields, which form a component of the discount rate used to calculate the fair value of the liabilities, are matched to the original currencies of the underlying loss portfolios, of which GBP is the predominant currency for those portfolios that we have elected to measure at fair value using the fair value option. In comparison, we recognized a $82 million reduction of such liabilities in the third quarter 2022 due to an increase in global corporate bond yields;
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 50

Item 2 | Management's Discussion and Analysis | Current Outlook

•An increase in general and administrative expenses of $18 million, primary as a result of the absence of the third quarter 2022 reduction in long-term incentive plan costs as a result of reducing certain performance share unit (“PSU”) award values based on annual projected financial performance in the comparative quarter; and
•An increase in the amortization of net deferred charge assets of $13 million, driven by an increase in net DCA balances as a result of recently completed transactions; partially offset by
•Income tax benefit of $7 million in the current quarter as a result of pre-tax losses recognized by our U.K. entities, combined with the favorable impact of a U.K. rate change on deferred tax balances in 2023. In comparison, we recognized an income tax expense of $8 million in the third quarter 2022 driven by the derecognition of deferred tax assets as a result of a corresponding increase in valuation allowances.
Nine Months Ended September 30, 2023 versus 2022: Net loss attributable to Enstar ordinary shareholders from our Corporate and other activities was $378 million for the nine months ended September 30, 2023, compared to net earnings of $87 million for the comparative period, primarily due to:
•Changes in the fair value of the 2017 and 2018 portfolios where we elected the fair value option resulted in a $24 million increase in liabilities in the first nine months of 2023, predominantly driven by a second quarter 2023 out-of-period adjustment to correct the portion of the change in fair value related to the Instrument-specific credit risk from net incurred losses and LAE to AOCI which had previously been recorded as a benefit to net incurred losses in 2022, in comparison to a $228 million reduction of such liabilities in the comparative period, driven by a significant increase in global corporate bond yields during the first nine months of 2022.
•Net earnings attributable to noncontrolling interests of $99 million in the current period which was primarily a result of attributing $81 million of the gain on novation of the Enhanzed Re reinsurance closed block of life annuity policies to the then-existing Allianz 24.9% equity interest in Enhanzed Re at the time of the transaction, in comparison to the attribution of net losses of $74 million in the comparative period, which was primarily a result of negative returns on Enhanzed Re investments attributable to the then-existing Allianz 24.9% equity interest in Enhanzed Re;
•An increase in general and administrative expenses of $23 million, primary as a result of a reduction in long-term incentive plan costs as a result of reducing certain PSU award values based on projected financial performance in the comparative period; partially offset by
•Other expense of $7 million in the current period in comparison to other income of $10 million in the comparative period, an unfavorable change of $17 million;
•An increase in the amortization of net deferred charge assets of $15 million, driven by an increase in net DCA balances as a result of recently completed transactions; partially offset by
•Income tax benefit of $12 million in the current period as a result of pre-tax losses recognized by our U.K. entities, combined with the favorable impact of a U.K. rate change on deferred tax balances in 2023. In comparison, we recognized income tax expense of $4 million in the comparative period, primarily driven by foreign tax accruals in relation to our Lloyd’s syndicate business.

Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 51

Item 2 | Management's Discussion and Analysis | Current Outlook

Current Outlook

Run-off Outlook

Transactions
On September 5, 2023, one of our wholly-owned subsidiaries entered into an agreement with American International Group, Inc. (“AIG”). Pursuant to the agreement, we will provide protection to AIG on its retained exposure to adverse development on Validus Re carried loss reserves (“subject reserves”). Enstar will cover adverse development in excess of the subject reserves up to a limit of $400 million. The agreement became effective as of November 1, 2023, corresponding to the closing of AIG’s sale of Validus Re to RenaissanceRe.
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
Investment Outlook

We expect global financial markets to remain uncertain throughout the remainder of 2023 and into 2024 as a result of persistent inflationary pressures and the corresponding tightening of financial conditions by global central banks, a potential economic recession and the macroeconomic effects of ongoing geopolitical conflicts and tensions.
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
•As of September 30, 2023, we hold approximately 18% of our portfolio, or $3.4 billion, in fixed maturity investments with floating interest rates which, should interest rates remain elevated, be accretive to future investment book yields. We have earned $62 million and $42 million of net investment income from our floating rate investments for the three months ended September 30, 2023 and 2022, respectively, and $181 million and $106 million for the nine months ended September 30, 2023 and 2022, respectively, which were generally indexed to LIBOR3 through June 30, 2023 and SOFR thereafter.
•Higher interest rates have provided us with the opportunity to reinvest at higher yields as our securities mature or as we invest a significant portion of consideration received from new business in fixed maturities.
We expect that the cumulative unrealized losses we have recognized on our fixed maturities since 2022 will be recouped as these assets get closer to their maturity and the prices pull to par. We may also undertake tactical repositioning of our portfolio as opportunities arise to achieve better investment yields, rather than waiting for certain fixed maturities to pull to par, which may result in the recognition of previously unrealized losses within our income statement with a corresponding reclassification adjustment in other comprehensive income (such adjustment would be neutral to equity since the unrealized losses are recorded as a component of accumulated other comprehensive income).
3 LIBOR was ceased on June 30, 2023 and replaced by the Secured Overnight Financing Rate (“SOFR”).
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 52

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

Despite a stronger than expected start to the year, global equity markets are expected to remain volatile through the remainder of 2023, and this, combined with our reporting lag on certain investments, may impact the valuation of our non-core risk investments. We invest in public and private assets, which may vary in the magnitude of their exposure to any potential economic recession and other macroeconomic factors.
Despite these challenges, we remain committed to our strategic asset allocation and expect our non-core investments to provide attractive risk adjusted returns and diversification benefits over the medium to long term.
We expect to continue to benefit from our allocation to investments with inflationary pass-through components, including investments in private equity, private credit, real estate, and infrastructure asset classes.
Inflation

We continue to monitor the inflationary impacts resulting from pandemic-related government stimulus and labor force supply pressures on our loss cost trends.
Our Run-off net loss reserves primarily consist of general casualty, workers’ compensation and asbestos lines of business which, as long tailed lines of business, have not been significantly impacted by ongoing inflationary pressures in comparison to other lines of business, such as property and auto lines, where we are less exposed.
The currently observed and limited impact of economic inflation on our loss cost trends reflects a combination of the opportunity we have to re-price seasoned books of business upon their acquisition and our claims management model that seeks to settle claims in an efficient and responsive manner to protect and mitigate the impact to us from adverse outcomes.
Social inflation has been a persistent headwind for the industry for some time. While we do not currently see any new trends in the longer term trend of social inflation on certain claims, we continue to monitor claims in difficult legislative districts, seek to actively settle claims and monitor for reserving adequacy.
As described above, global economic policy responses to inflation have contributed to increases in interest rates, which, in the short term, have had a significant impact on our investments, in particular our fixed maturities. Any further rise in interest rates will have further negative impacts on our fixed maturities in the form of unrealized losses.
There remains uncertainty around the future of inflation. We continue to monitor liquidity, capital and the potential earnings impact of these changes but remain focused on medium to long term asset allocation decisions.
Inflation, tight labor conditions and higher service costs continue to put pressure on wages and prices, which could impact our general and administrative expenses as we remain focused on being a competitive employer in our market.
Banking Volatility

Following the instability in the banking sector earlier this year, we performed an analysis of, and continue to monitor, our investments, deposits, underwriting risks, LOC capacity and availability, and any other direct and indirect exposures we may have to the impacted U.S. regional banks and Credit Suisse Group AG. We have not identified any material direct or indirect exposures to date.
Geopolitical Conflicts

Heightened geopolitical conflicts, including the Russian invasion of Ukraine and the more recent conflict between Israel and Hamas, are directly and indirectly (through comprehensive sanctions regimes) contributing to increased commodity prices, disrupted supply chains, global financial market volatility and significant industry losses.
We continue to monitor our direct investment and underwriting risks and our acquisition pipeline as a result of these ongoing tensions. To date, the conflicts have not caused any operational disruption to us and our third party service providers, and we have no significant direct impacts from these events. We also continue to monitor for, and respond to, all changes in the global sanctions regime, updating our procedures accordingly.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 53

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
Liquidity and Capital Resources Highlights
Sources of Cash During the Nine Months Ended September 30, 2023:
•We borrowed (and fully repaid) $150 million of loans under our revolving credit facility, which were used as a short term liquidity bridge4 to fund the repurchase of our outstanding non-voting convertible ordinary shares during the first quarter of 2023;
•We received cash, restricted cash and cash equivalents from the QBE and RACQ transactions of $402 million; and
•We received $94 million as consideration for the novation of the Enhanzed Re reinsurance closed block of life annuity policies.
Uses of Cash During the Nine Months Ended September 30, 2023:
•We repurchased 1,597,712 of our outstanding non-voting convertible ordinary shares for an aggregate price of $341 million;
•We repurchased the entire 24.9% ownership interest Allianz held in Enhanzed Re for $175 million; and
•We paid $27 million of cash dividends on our Series D and E Preferred Shares.
As of September 30, 2023 we had $497 million of cash and cash equivalents, excluding restricted cash, that supports (re)insurance operations. Included in this amount was $216 million held by our foreign subsidiaries outside of Bermuda. We closed 2022 with a solvency capital ratio of 210%. Based upon our strong financial fundamentals and funding sources available to us, we continue to believe we have access to adequate liquidity and capital resources to meet business requirements under current market conditions and reasonably possible stress scenarios for the foreseeable future. We continuously monitor our liquidity and capital positions and adjust as required by market conditions.
4 The drawdown was fully repaid in the first quarter 2023 once proceeds from the sale of fixed maturities, trading and equities was received.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 54

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

Under the eligible capital rules of the Bermuda Monetary Authority (“BMA”), our Preferred Shares qualify as Tier 2 capital when considering the Bermuda Solvency Capital Requirements (“BSCR”).
For purposes of the financial covenants in our credit facilities, total debt excludes hybrid capital (defined as our Subordinated Notes) not exceeding 15% of total capital attributable to Enstar. As of September 30, 2023, we were in compliance with the financial covenants in our credit facilities.
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
In May 2023, we and certain of our subsidiaries, as borrowers and guarantors, amended and restated our existing revolving credit agreement, which we entered in August 2018. The amendment increased the total commitments under the revolving credit facility from $600 million to $800 million and extended the expiry date to May 30, 2028. We have the option to request additional commitments under the facility by up to an aggregate amount of $200 million, which the existing lenders, in their discretion, or new lenders, may provide. Under the amended facility, we may borrow revolving loans or request the issuance of syndicated or fronted letters of credit, in each case on a senior, unsecured basis, and pricing will continue to be based on a per annum rate comprising a reference rate determined based on the type of loan we borrow plus a margin based on our long term senior unsecured debt ratings. As of September 30, 2023, we had $800 million of available unutilized capacity under this unsecured revolving credit agreement.
We use cash to fund new acquisitions of companies. We also utilize cash for our operating expenses associated with being a public company and to pay dividends on our preferred shares and interest and principal on loans from subsidiaries and debt obligations, including loans under our credit facilities, our Senior Notes and our Junior Subordinated Notes.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 55

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
Based on existing tax laws, regulations and our current intentions, there were no accruals as of September 30, 2023 for any material withholding taxes on dividends or other distributions.
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
As of September 30, 2023, to our knowledge, all of our (re)insurance subsidiaries’ capital requirement levels were in excess of the minimum levels required for their respective regulatory jurisdictions.
Our subsidiaries' ability to pay dividends and make other forms of distributions may also be limited by our repayment obligations under certain of our outstanding credit facility agreements and other debt instruments. Variability in ultimate loss payments and collateral amounts required may also result in increased liquidity requirements for our subsidiaries.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 56

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

Sources and Uses of Cash

Cash and cash equivalents decreased by $446 million for the nine months ended September 30, 2023, which was largely due to cash used in financing and investing activities of $542 million and $193 million, respectively, partially offset by cash provided by operating activities of $303 million.
Cash and cash equivalents decreased by $735 million for the nine months ended September 30, 2022, which was largely due to cash used in investing and financing activities of $1.1 billion and $31 million, respectively, partially offset by cash provided by operating activities of $340 million.

	Analysis of Sources and Uses of Cash
	Nine Months Ended September 30,
	2023	2022	$ Change
	(in millions of U.S. dollars)
Operating Cash Flow Activities
Net paid losses	$(1,854)	$(1,280)	$(574)
Cash acquired on completion of acquisitions and new business	402	29	373
Net sales and maturities of trading securities (1)	758	1,573	(815)
Net investment income	373	291	82
Cash consideration received for novation	94	—	94
Other sources (uses) (1)	530	(273)	803
Net cash flows provided by operating activities	303	340	(37)
Investing Cash Flow Activities
Net purchase of AFS securities	(18)	(10)	(8)
Net purchases of other investments	(186)	(1,060)	874
Other sources	11	6	5
Net cash flows used in investing activities	(193)	(1,064)	871
Financing Cash Flow Activities
Net proceeds from loans	—	214	(214)
Preferred share dividends	(27)	(27)	—
Share repurchases	(340)	(163)	(177)
Dividends paid to noncontrolling interests	—	(55)	55
Acquisition of noncontrolling shareholders’ interest in subsidiary	(175)	—	(175)
Net cash flows used in financing activities	$(542)	$(31)	$(511)
(1) The impact of the $1.5 billion of funds held - directly managed received as partial consideration for the QBE LPT transaction during the second quarter of 2023 is presented as a component of other sources (uses) in the above tabular disclosure.
Analysis of Sources and Uses of Cash
Operating Cash Flow Activities
2023 vs 2022: Cash provided by operating activities of $303 million for the nine months ended September 30, 2023 was driven by net sales and maturities of trading securities of $758 million and cash from other sources of $530 million, which was primarily generated by the release of funds held balances to cover net paid claims on certain portfolios, partially offset by the payment of general and administrative and interest expenses. We also received $402 million of cash as partial consideration for the QBE and RACQ LPTs, $373 million from receipt of net investment income and $94 million for the Enhanzed Re gain on novation. Partially offsetting these cash inflows was net paid losses of $1.9 billion. In comparison, cash provided by operating activities of $340 million for the nine months ended September 30, 2022 was driven by net sales and maturities of trading securities of $1.6 billion and net investment income received of $291 million, partially offset by net paid losses of $1.3 billion.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 57

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

Investing Cash Flow Activities
2023 vs 2022: Cash used in investing activities of $193 million for the nine months ended September 30, 2023 was primarily due to net purchases of other investments and fixed maturities, AFS of $186 million and $18 million, respectively. In comparison, cash used in investing activities of $1.1 billion for the nine months ended September 30, 2022 was primarily due to net purchases of other investments and fixed maturities, AFS of $1.1 billion and $10 million, respectively.
Financing Cash Flow Activities
2023 vs 2022: Cash used in financing activities of $542 million for the nine months ended September 30, 2023 was primarily driven by share repurchases of $340 million, as a result of our strategic repurchase of our non-voting convertible ordinary shares during the first quarter of 2023, in addition to Enhanzed Re’s repurchase of the entire 24.9% ownership interest Allianz held in Enhanzed Re for $175 million. In comparison, cash used in financing activities of $31 million for the nine months ended September 30, 2022 was largely driven by share repurchases of $163 million and dividends paid to our noncontrolling interests of $55 million, partially offset by net proceeds from loans of $214 million.

Debt Obligations

We utilize debt financing and loan facilities primarily for funding acquisitions and significant new business, investment activities and, from time to time, for general corporate purposes.
Our debt obligations as of September 30, 2023 and December 31, 2022 were as follows:

Facility	Origination Date	Term	September 30, 2023	December 31, 2022
			(in millions of U.S. dollars)
4.95% Senior Notes due 2029	May 2019	10 years	$496	$496
3.10% Senior Notes due 2031	August 2021	10 years	495	495
Total Senior Notes			991	991
5.75% Junior Subordinated Notes due 2040	August 2020	20 years	346	345
5.50% Junior Subordinated Notes due 2042	January 2022	20 years	494	493
Total Junior Subordinated Notes			840	838
Total debt obligations			$1,831	$1,829
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
The following table presents our credit ratings as of November 7, 2023:

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
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 58

Item 2 | Management's Discussion and Analysis | Liquidity and Capital Resources

Agency ratings are not a recommendation to buy, sell or hold any of our securities and may be revised or withdrawn at any time by the issuing organization. Each agency's rating should be evaluated independently of any other agency's rating5.
Contractual Obligations

The following table includes only material changes in our contractual obligations as disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022, and primarily relate to changes resulting from the QBE LPT transaction.
As of September 30, 2023, our estimated payments for losses and LAE by expected payment date for the Run-off segment was as follows:

		Short-term	Long-term
	Total	Less than 1 Year	1 - 3 years	3 - 5 years	6 - 10 years	More than 10 Years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and LAE for the Run-off segment(1)
Asbestos	$1,568	$144	$267	$228	$332	$597
Environmental	334	43	69	51	74	97
General Casualty	4,255	707	981	649	1,326	592
Workers' compensation/personal accident	2,176	203	317	319	449	888
Marine, aviation and transit	362	128	116	48	37	33
Construction defect	313	75	107	34	65	32
Professional indemnity/ Directors and Officers	2,260	524	690	395	497	154
Motor	863	185	231	106	120	221
Property	381	137	133	54	44	13
All other	505	168	154	62	57	64
Total outstanding losses and IBNR	13,017	2,314	3,065	1,946	3,001	2,691
ULAE	411	78	101	59	83	90
Total estimated gross reserves for losses and LAE for the Run-off segment (1)	$13,428	$2,392	$3,166	$2,005	$3,084	$2,781
(1)     The reserves for losses and LAE represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our condensed consolidated financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above. The amounts in the above table represent our estimates of known liabilities as of September 30, 2023 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, certain of the reserves included in the condensed consolidated financial statements as of September 30, 2023 were acquired by us and initially recorded at fair value with subsequent amortization, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.
Reserves for Losses and LAE
We generally attempt to match the duration of our investment portfolio to the duration of our general liability profile. We generally seek to maintain investment portfolios that are shorter or of equivalent duration to the liabilities in order to provide liquidity for the settlement of losses and, where possible, to avoid having to liquidate longer-dated investments. The settlement of liabilities also has the potential to accelerate the natural payout of losses, which may require additional liquidity. As of as of September 30, 2023 and December 31, 2022, the weighted average durations of our Run-off segment gross reserves for losses and LAE were 4.47 years and 4.65 years, respectively. The
5 For information on risks related to our credit ratings, refer to "Item 1A. Risk Factors - Risks Relating to Liquidity and Capital Resources" and "Item 1A. Risk Factors - Risks Relating to Ownership of our Shares" in our Annual Report on Form 10-K for the year ended December 31, 2022.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 59

Item 3 | Quantitative and Qualitative Disclosures About Market Risk

decrease from 2022 was driven by shorter average payouts from new acquisitions and an increase in corporate bond yield curves during the nine months ended September 30, 2023.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we have entered into certain investment commitments and parental guarantees6. We also utilize unsecured and secured letters of credit7 and a deposit facility. We do not believe it is reasonably likely that these arrangements will have a material current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, cash requirements or capital resources.

	Short-Term	Long-Term
	Less than 1 Year	More than 1 Year	Total
	(in millions of U.S. dollars)
Investing Activities
Unfunded investment commitments (1)	$499	$1,380	$1,879
Financing Activities
Letters of credit	—	1,813	1,813
(1) Refer to Note 17 to our condensed consolidated financial statements as of and for the nine months ended September 30, 2023 for further details.

6 Refer to Note 17 to our condensed consolidated financial statements as of and for the nine months ended September 30, 2023 for further details.
7 Refer to Note 17 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for further details.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 60

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk. For the nine months ended September 30, 2023, there were no material changes to these market risks or our policies to address these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022. Please see such section for a discussion of our exposure to and policies to address these market risks.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 61

ITEM 1.   FINANCIAL STATEMENTS

Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 62

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2023 and December 31, 2022

	September 30, 2023	December 31, 2022
	(expressed in millions of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$4	$14
Short-term investments, available-for-sale, at fair value (amortized cost: 2023 — $59; 2022 — $37)	59	38
Fixed maturities, trading, at fair value	1,904	2,370
Fixed maturities, available-for-sale, at fair value (amortized cost: 2023 — $5,901; 2022 — $5,871; net of allowance: 2023 — $23; 2022 — $33)	5,267	5,223
Funds held - directly managed	2,678	2,040
Equities, at fair value (cost: 2023 — $831; 2022 — $1,357)	881	1,250
Other investments, at fair value (includes consolidated variable interest entity: 2023 - $63; 2022 - $3)	3,637	3,296
Equity method investments	409	397
Total investments (Note 4 and Note 10)	14,839	14,628
Cash and cash equivalents	497	822
Restricted cash and cash equivalents	387	508
Accrued interest receivable	74	72
Reinsurance balances recoverable on paid and unpaid losses (net of allowance: 2023 — $134; 2022 — $131)	735	856
Reinsurance balances recoverable on paid and unpaid losses, at fair value (Note 10)	214	275
Insurance balances recoverable (net of allowance: 2023 and 2022 — $5) (Note 9)	173	177
Funds held by reinsured companies	2,871	3,582
Net deferred charge assets (Note 6)	763	658
Other assets	478	576
TOTAL ASSETS	$21,031	$22,154

LIABILITIES
Losses and loss adjustment expenses (Note 7)	$11,836	$11,721
Losses and loss adjustment expenses, at fair value (Note 7 and Note 10)	1,108	1,286
Future policyholder benefits (Note 8)	—	821
Defendant asbestos and environmental liabilities (Note 9)	572	607
Insurance and reinsurance balances payable	230	100
Debt obligations (Note 12)	1,831	1,829
Other liabilities	384	462
TOTAL LIABILITIES	15,961	16,826

COMMITMENTS AND CONTINGENCIES (Note 17)
REDEEMABLE NONCONTROLLING INTERESTS (Note 13)	183	168

SHAREHOLDERS’ EQUITY (Note 14)
Ordinary shares (par value $1 each, issued and outstanding 2023: 16,031,203; 2022: 17,588,050):
Voting Ordinary shares (issued and outstanding 2023: 16,031,203; 2022: 15,990,338)	16	16
Non-voting convertible ordinary Series C Shares (issued and outstanding 2023: 0; 2022: 1,192,941)	—	1
Non-voting convertible ordinary Series E Shares (issued and outstanding 2023: 0; 2022: 404,771)	—	—
Preferred Shares:
Series C Preferred Shares (issued and held in treasury 2023 and 2022: 388,571)	—	—
Series D Preferred Shares (issued and outstanding 2023 and 2022: 16,000; liquidation preference $400)	400	400
Series E Preferred Shares (issued and outstanding 2023 and 2022: 4,400; liquidation preference $110)	110	110
Treasury shares, at cost (Series C Preferred shares 2023 and 2022: 388,571)	(422)	(422)
Joint Share Ownership Plan (voting ordinary shares, held in trust 2023 and 2022: 565,630)	(1)	(1)
Additional paid-in capital	455	766
Accumulated other comprehensive loss	(570)	(302)
Retained earnings	4,889	4,406
Total Enstar Shareholders’ Equity	4,877	4,974
Noncontrolling interests (Note 13)	10	186
TOTAL SHAREHOLDERS’ EQUITY	4,887	5,160
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY	$21,031	$22,154
See accompanying notes to the unaudited condensed consolidated financial statements.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 63

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three and Nine Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(expressed in millions of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$14	$4	$29	$52
Net investment income	143	116	471	302
Net realized losses	(14)	(36)	(33)	(111)
Net unrealized gains (losses)	20	(546)	200	(1,518)
Other (expense) income	(2)	(4)	280	33
Total income (loss)	161	(466)	947	(1,242)

EXPENSES
Net incurred losses and loss adjustment expenses
Current period	5	13	18	39
Prior periods	(15)	(141)	(35)	(476)
Total net incurred losses and loss adjustment expenses	(10)	(128)	(17)	(437)
Policyholder benefit expenses	—	7	—	25
Amortization of net deferred charge assets	34	21	75	60
Acquisition costs	—	—	6	20
General and administrative expenses	91	66	265	234
Interest expense	22	23	67	71
Net foreign exchange gains	(23)	(17)	(24)	(27)
Total expenses	114	(28)	372	(54)

EARNINGS (LOSS) BEFORE INCOME TAXES	47	(438)	575	(1,188)
Income tax benefit (expense)	7	(8)	12	(4)
(Losses) earnings from equity method investments	(3)	(20)	22	12
NET EARNINGS (LOSS)	51	(466)	609	(1,180)
Net (earnings) loss attributable to noncontrolling interests	(4)	43	(99)	74
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR	47	(423)	510	(1,106)
Dividends on preferred shares	(9)	(9)	(27)	(27)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR ORDINARY SHAREHOLDERS	$38	$(432)	$483	$(1,133)

Earnings (loss) per ordinary share attributable to Enstar Ordinary Shareholders:
Basic	$2.46	$(25.39)	$30.26	$(65.61)
Diluted	$2.43	$(25.39)	$30.05	$(65.61)
Weighted average ordinary shares outstanding:
Basic	15,464,824	17,013,348	15,962,910	17,269,870
Diluted	15,606,105	17,126,880	16,070,925	17,382,578

See accompanying notes to the unaudited condensed consolidated financial statements.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 64

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(expressed in millions of U.S. dollars)
NET EARNINGS (LOSS)	$51	$(466)	$609	$(1,180)

Other comprehensive income (loss), net of income taxes:
Unrealized losses on fixed maturities, available-for-sale arising during the period	(94)	(204)	(71)	(754)
Reclassification adjustment for change in allowance for credit losses recognized in net earnings	(1)	(3)	(5)	29
Reclassification adjustment for net realized losses included in net earnings	13	27	60	58
Unrealized losses arising during the period, net of reclassification adjustments	(82)	(180)	(16)	(667)
Remeasurement of future policyholder benefits - change in discount rate	—	134	—	314
Reclassification adjustment for remeasurement of future policyholder benefits included in net earnings	—	—	(363)	—
Change in currency translation adjustment	—	—	2	2
Change in net liability for losses and LAE at fair value - Instrument-specific credit risk	—	—	21	—
Other	—	(2)	—	(2)
Total other comprehensive loss	(82)	(48)	(356)	(353)

Comprehensive (loss) income	(31)	(514)	253	(1,533)
Comprehensive (income) loss attributable to noncontrolling interests	(4)	15	(11)	12
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ENSTAR	$(35)	$(499)	$242	$(1,521)
See accompanying notes to the unaudited condensed consolidated financial statements.

Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 65

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three and Nine Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(expressed in millions of U.S. dollars)
Share Capital — Voting Ordinary Shares
Balance, beginning of period	$16	$16	$16	$17
Shares repurchased	—	—	—	(1)
Balance, beginning and end of period	$16	$16	$16	$16
Share Capital — Non-Voting Convertible Ordinary Series C Shares
Balance, beginning of period	$—	$1	$1	$1
Shares repurchased	—	—	(1)	—
Balance, end of period	$—	$1	$—	$1
Share Capital — Non-Voting Convertible Ordinary Series E Shares
Balance, beginning and end of period	$—	$—	$—	$—
Share Capital — Series C Convertible Participating Non-Voting Preferred Shares
Balance, beginning and end of period	$—	$—	$—	$—
Share Capital — Series D Preferred Shares
Balance, beginning and end of period	$400	$400	$400	$400
Share Capital — Series E Preferred Shares
Balance, beginning and end of period	$110	$110	$110	$110
Treasury Shares (Series C Preferred Shares)
Balance, beginning and end of period	$(422)	$(422)	$(422)	$(422)
Joint Share Ownership Plan — Voting Ordinary Shares, Held in Trust
Balance, beginning and end of period	$(1)	$(1)	$(1)	$(1)
Additional Paid-in Capital
Balance, beginning of period	$447	$769	$766	$922
Repurchase of voting ordinary shares	—	(1)	(3)	(4)
Ordinary shares repurchased	—	—	(339)	(162)
Amortization of share-based compensation	8	(11)	22	1
Acquisition of noncontrolling shareholders’ interest in subsidiary	—	—	9	—
Balance, end of period	$455	$757	$455	$757
Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	$(488)	$(355)	$(302)	$(16)
Cumulative currency translation adjustment
Balance, beginning of period	11	11	9	9
Change in currency translation adjustment	—	—	2	2
Balance, end of period	11	11	11	11
Defined benefit pension liability
Balance, beginning of period	—	2	—	2
Change in defined benefit pension liability	—	(2)	—	(2)
Balance, and end of period	—	—	—	—
Unrealized (losses) gains on available-for-sale investments
Balance, beginning of period	(520)	(503)	(584)	(27)
Acquisition of noncontrolling shareholders’ interest in subsidiary	—	—	(9)	—
Change in unrealized losses on available-for-sale investments	(82)	(175)	(9)	(651)
Balance, end of period	(602)	(678)	(602)	(678)
Remeasurement of future policyholder benefits - change in discount rate
Balance, beginning of period (1)	—	135	273	—
Change in remeasurement of future policyholder benefits	—	101	(273)	236
Balance, end of period	—	236	—	236
Insurance contracts - net liability for losses and LAE at fair value - Instrument-specific credit risk
Balance, beginning of period	21	—	—	—
Change in net liability for losses and LAE at fair value - Instrument-specific credit risk	—	—	21	—
Balance, end of period	21	—	21	—
Balance, end of period	$(570)	$(431)	$(570)	$(431)
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 66

Retained Earnings
Balance, beginning of period	$4,851	$4,611	$4,406	$5,312
Net earnings (loss)	51	(466)	609	(1,180)
Net (earnings) loss attributable to noncontrolling interests	(4)	43	(99)	74
Dividends on preferred shares	(9)	(9)	(27)	(27)
Balance, end of period	$4,889	$4,179	$4,889	$4,179
Noncontrolling Interests (excludes Redeemable Noncontrolling Interests)
Balance, beginning of period (1)	$11	$238	$186	$230
Consolidation of noncontrolling interests	—	—	3	—
Change in unrealized losses on available-for-sale investments attributable to noncontrolling interests	(1)	(2)	—	(8)
Acquisition of noncontrolling shareholders’ interest in subsidiary	—	(55)	(175)	(55)
Change in remeasurement of future policyholder benefits attributable to noncontrolling interests	—	33	(90)	78
Net (loss) earnings attributable to noncontrolling interests	—	(38)	86	(69)
Balance, end of period	$10	$176	$10	$176
Total Shareholders' Equity	$4,887	$4,785	$4,887	$4,785
(1) Accumulated other comprehensive (loss) earnings attributable to both Enstar and our noncontrolling interests as of January 1, 2023 has been retrospectively adjusted for all applicable prior periods for the impact of adopting ASU 2018-12 on January 1, 2023. Refer to Note 8 for additional information.
See accompanying notes to the unaudited condensed consolidated financial statements.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 67

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022
	(expressed in millions of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings (loss)	$609	$(1,180)
Adjustments to reconcile net earnings (loss) to cash flows provided by operating activities:
Realized losses on investments	33	111
Unrealized (gains) losses on investments	(200)	1,518
Amortization of net deferred charge assets	75	60
Depreciation and other amortization	(1)	38
Net gain on Enhanzed Re novation	(275)	—
Cash consideration for the Enhanzed Re novation	94	—
Earnings from equity method investments	(22)	(12)
Sales and maturities of trading securities	1,447	3,124
Purchases of trading securities and funds held - directly managed	(2,228)	(1,551)
Other adjustments	(11)	29
Changes in:
Reinsurance balances recoverable on paid and unpaid losses	145	329
Funds held by reinsured companies	689	(1,387)
Losses and loss adjustment expenses	(10)	(284)
Defendant asbestos and environmental liabilities	(35)	(21)
Insurance and reinsurance balances payable	164	(98)
Other operating assets and liabilities	(171)	(336)
Net cash flows provided by operating activities	303	340
INVESTING ACTIVITIES:
Sales and maturities of available-for-sale securities	1,571	1,704
Purchase of available-for-sale securities	(1,589)	(1,714)
Purchase of other investments	(610)	(1,379)
Proceeds from other investments	424	319
Other investing activities	11	6
Net cash flows used in investing activities	(193)	(1,064)
FINANCING ACTIVITIES:
Dividends on preferred shares	(27)	(27)
Dividends paid to redeemable noncontrolling interest	—	(55)
Acquisition of noncontrolling shareholders’ interest in subsidiary	(175)	—
Repurchase of shares	(340)	(163)
Issuance of debt, net of issuance costs (1)	—	494
Repayment of debt (1)	—	(280)
Net cash flows used in financing activities	(542)	(31)
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	(14)	20
NET DECREASE IN CASH AND CASH EQUIVALENTS	(446)	(735)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,330	2,092
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$884	$1,357
(1) We borrowed and fully repaid $150 million of loans under our revolving credit facility during the first quarter of 2023.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 68

Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$7	$2
Interest paid	$66	$70

Reconciliation to Consolidated Balance Sheets:
Cash and cash equivalents	$497	$923
Restricted cash and cash equivalents	387	434
Cash, cash equivalents and restricted cash	$884	$1,357

Non-cash operating activities:
Novation of future policy holder benefits	828	—
Funds held directly managed transferred in exchange on novation of future policy holder benefits	(949)	—
Other assets / liabilities transferred on novation of future policy holder benefits	(62)	—
Losses and loss adjustment expenses transferred in connection with settlement of participation in Atrium's Syndicate 609	173	—
Investments transferred in connection with settlement of participation in Atrium's Syndicate 609	(173)	—

Non-cash investing activities:
Unsettled purchases of available-for-sale securities and other investments	$11	$10
Unsettled sales of available-for-sale securities and other investments	(11)	(3)
Receipt of AFS debt securities as consideration in exchange for assumption of reinsurance contract liabilities	113	—
See accompanying notes to the unaudited condensed consolidated financial statements.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 69

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
Refer to Note 8 for the expanded future policyholder benefit disclosures required upon adoption of ASU 2018-12.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 70

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 3. Segment Information

2. SIGNIFICANT NEW BUSINESS

We define new business as material transactions, which generally take the form of reinsurance or direct business transfers, or business acquisitions.
Completed transactions
The table below sets forth a summary of new business that we have completed between January 1, 2023 and September 30, 2023:

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

Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 71

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
The Assumed Life segment previously included Enhanzed Re’s life and property aggregate excess of loss (catastrophe) business. In August 2022, Enhanzed Re entered into a Master Agreement with Cavello Bay Reinsurance Limited (“Cavello”), a wholly-owned subsidiary of Enstar, and Allianz SE (“Allianz”), pursuant to which a series of commutation and novation agreements were completed which ceased any continuing reinsurance obligations for this segment. We recognized the impact of transactions that closed in the fourth quarter of 2022 in the first quarter of 2023 due to the quarter lag in reporting.
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
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 72

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 4. Investments

The following table sets forth select unaudited condensed consolidated statement of earnings results by segment and our Corporate and other activities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in millions of U.S. dollars)
Income
Run-off	$15	$3	$40	$46
Assumed Life	1	2	276	17
Investments	149	(464)	638	(1,323)
Legacy Underwriting	—	—	—	8
Subtotal	165	(459)	954	(1,252)
Corporate and other	(4)	(7)	(7)	10
Total income (loss)	$161	$(466)	$947	$(1,242)

(Losses) earnings from equity method investments
Investments	$(3)	$(20)	$22	$12

Segment net earnings (loss)
Run-off (1)	$(3)	$15	$(42)	$102
Assumed Life	1	(7)	276	15
Investments (1)	134	(493)	627	(1,337)
Legacy Underwriting	—	—	—	—
Total segment net earnings (loss)	132	(485)	861	(1,220)
Corporate and other:
Other (expense) income (2)	(4)	(7)	(7)	10
Net incurred losses and loss adjustment expenses (“LAE”) (3)	(16)	78	(37)	217
Amortization of net deferred charge assets	(34)	(21)	(75)	(60)
General and administrative expenses (1)	(35)	(17)	(102)	(79)
Interest expense	(22)	(23)	(67)	(71)
Net foreign exchange gains	23	17	24	27
Income tax benefit (expense)	7	(8)	12	(4)
Net (earnings) loss attributable to noncontrolling interests	(4)	43	(99)	74
Dividends on preferred shares	(9)	(9)	(27)	(27)
Total - Corporate and other (loss) income	(94)	53	(378)	87
Net earnings (loss) attributable to Enstar Ordinary Shareholders	$38	$(432)	$483	$(1,133)
(1) Third quarter 2022 presentation of segment results include an adjustment made to correct immaterial errors related to the allocation of expenses. For the three and nine months ended September 30, 2022, Run-off segment general and administrative expenses increased by $4 million and $14 million, respectively, Investment segment general and administrative expenses decreased by $0 and $2 million, respectively, and Corporate and other activities general and administrative expenses decreased by $4 million and $12 million, respectively.
(2) Other income (expense) for corporate and other activities includes the amortization of fair value adjustments associated with the acquisition of DCo and Morse TEC.
(3) Net incurred losses and LAE for corporate and other activities includes fair value adjustments associated with the acquisition of companies and the changes in the discount rate and risk margin components of the fair value of assets and liabilities related to our assumed retroactive reinsurance contracts for which we have elected the fair value option.

Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 73

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 4. Investments

4. INVESTMENTS

Short-term and Fixed Maturity Investments
Asset Types
The fair values of the following underlying asset categories are set out below:

	September 30, 2023
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Fixed maturities, funds held - directly managed	Total
	(in millions of U.S. dollars)
U.S. government and agency	$—	$28	$47	$245	$153	$473
U.K. government	—	—	19	41	46	106
Other government	—	3	131	263	36	433
Corporate	4	28	1,322	2,780	1,248	5,382
Municipal	—	—	46	81	47	174
Residential mortgage-backed	—	—	56	352	188	596
Commercial mortgage-backed	—	—	139	710	229	1,078
Asset-backed	—	—	144	795	269	1,208
Total fixed maturity and short-term investments	$4	$59	$1,904	$5,267	$2,216	$9,450

	December 31, 2022
	Short-term investments, trading	Short-term investments, AFS	Fixed maturities, trading	Fixed maturities, AFS	Fixed maturities, funds held - directly managed	Total
	(in millions of U.S. dollars)
U.S. government and agency	$14	$10	$64	$300	$128	$516
U.K. government	—	3	42	33	4	82
Other government	—	—	188	131	143	462
Corporate (1)	—	25	1,594	2,988	679	5,286
Municipal	—	—	59	99	53	211
Residential mortgage-backed	—	—	77	362	113	552
Commercial mortgage-backed	—	—	191	628	203	1,022
Asset-backed	—	—	155	682	77	914
Structured Products	—	—	—	—	586	586
Total fixed maturity and short-term investments	$14	$38	$2,370	$5,223	$1,986	$9,631
(1) Includes convertible bonds of $223 million, which includes embedded derivatives of $34 million.
Included within residential mortgage-backed securities as of September 30, 2023 were securities issued by U.S. governmental agencies with a fair value of $357 million (December 31, 2022: $360 million).
Included within commercial mortgage-backed securities as of September 30, 2023 were securities issued by U.S. governmental agencies with a fair value of $71 million (December 31, 2022: $69 million).
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 74

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

As of September 30, 2023	Amortized Cost	Fair Value	% of Total Fair Value
	(in millions of U.S. dollars)
One year or less	$630	$619	6.6%
More than one year through five years	3,145	2,922	30.9%
More than five years through ten years	2,048	1,757	18.6%
More than ten years	1,773	1,270	13.4%
Residential mortgage-backed	670	596	6.3%
Commercial mortgage-backed	1,180	1,078	11.4%
Asset-backed	1,226	1,208	12.8%
	$10,672	$9,450	100.0%
Unrealized Gains and Losses on AFS Short-term and Fixed Maturity Investments
The amortized cost, unrealized gains and losses, allowance for credit losses and fair values of our short-term and fixed maturity investments classified as AFS were as follows:

		Gross Unrealized Gains	Gross Unrealized Losses
As of September 30, 2023	Amortized Cost		Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
	(in millions of U.S. dollars)
U.S. government and agency	$301	$—	$(28)	$—	$273
U.K. government	44	1	(4)	—	41
Other government	287	1	(22)	—	266
Corporate	3,239	1	(410)	(22)	2,808
Municipal	102	—	(21)	—	81
Residential mortgage-backed	407	—	(55)	—	352
Commercial mortgage-backed	776	1	(66)	(1)	710
Asset-backed	804	5	(14)	—	795
	$5,960	$9	$(620)	$(23)	$5,326

		Gross Unrealized Gains	Gross Unrealized Losses
As of December 31, 2022	Amortized Cost		Non-Credit Related Losses	Allowance for Credit Losses	Fair Value
	(in millions of U.S. dollars)
U.S. government and agency	$338	$—	$(28)	$—	$310
U.K. government	36	2	(2)	—	36
Other government	146	1	(15)	(1)	131
Corporate	3,466	7	(428)	(32)	3,013
Municipal	120	1	(22)	—	99
Residential mortgage-backed	407	—	(45)	—	362
Commercial mortgage-backed	689	2	(63)	—	628
Asset-backed	706	1	(25)	—	682
	$5,908	$14	$(628)	$(33)	$5,261
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 75

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

	12 Months or Greater		Less Than 12 Months		Total
As of September 30, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions of U.S. dollars)
U.S. government and agency	$180	$(25)	$84	$(3)	$264	$(28)
U.K. government	9	(2)	18	(2)	27	(4)
Other government	90	(15)	167	(7)	257	(22)
Corporate	1,847	(375)	904	(35)	2,751	(410)
Municipal	74	(20)	8	(1)	82	(21)
Residential mortgage-backed	251	(51)	90	(4)	341	(55)
Commercial mortgage-backed	418	(57)	237	(9)	655	(66)
Asset-backed	345	(11)	211	(3)	556	(14)
Total short-term and fixed maturity investments	$3,214	$(556)	$1,719	$(64)	$4,933	$(620)

	12 Months or Greater		Less Than 12 Months		Total
As of December 31, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions of U.S. dollars)
U.S. government and agency	$188	$(19)	$112	$(9)	$300	$(28)
U.K. government	1	—	10	(2)	11	(2)
Other government	25	(4)	89	(11)	114	(15)
Corporate	1,261	(246)	1,542	(182)	2,803	(428)
Municipal	58	(14)	32	(8)	90	(22)
Residential mortgage-backed	185	(35)	154	(10)	339	(45)
Commercial mortgage-backed	277	(43)	275	(20)	552	(63)
Asset-backed	186	(10)	357	(15)	543	(25)
Total short-term and fixed maturity investments	$2,181	$(371)	$2,571	$(257)	$4,752	$(628)
As of September 30, 2023 and December 31, 2022, the number of securities classified as AFS in an unrealized loss position for which an allowance for credit loss is not recorded was 3,170 and 2,935, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 1,880 and 1,155, respectively.
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
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 76

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 4. Investments

Allowance for Credit Losses on AFS Fixed Maturity Investments
The following table provides a reconciliation of the beginning and ending allowance for credit losses on our AFS debt securities:

	Three Months Ended September 30,
	2023				2022
	Other government	Corporate	Commercial mortgage backed	Total	Corporate	Total
	(in millions of U.S. dollars)
Allowance for credit losses, beginning of period	$—	$(22)	$(2)	$(24)	$(42)	$(42)
Allowances for credit losses on securities for which credit losses were not previously recorded	—	—	(1)	(1)	(2)	(2)
Reductions for securities sold during the period	—	—	—	—	4	4
Decrease to the allowance for credit losses on securities that had an allowance recorded in the previous period	—	—	2	2	5	5
Allowance for credit losses, end of period	$—	$(22)	$(1)	$(23)	$(35)	$(35)

	Nine Months Ended September 30,
	2023				2022
	Other government	Corporate	Commercial mortgage backed	Total	Corporate	Total
	(in millions of U.S. dollars)
Allowance for credit losses, beginning of period	$(1)	$(32)	$—	$(33)	$(10)	$(10)
Allowances for credit losses on securities for which credit losses were not previously recorded	—	(3)	(3)	(6)	(30)	(30)
Reductions for securities sold during the period	—	5	—	5	4	4
Decrease to the allowance for credit losses on securities that had an allowance recorded in the previous period	1	8	2	11	1	1
Allowance for credit losses, end of period	$—	$(22)	$(1)	$(23)	$(35)	$(35)
During the three and nine months ended September 30, 2023 and 2022, we did not have any write-offs charged against the allowance for credit losses or any recoveries of amounts previously written off.

Equity Investments
The following table summarizes our equity investments:

	September 30, 2023	December 31, 2022
	(in millions of U.S. dollars)
Equity Investments
Publicly traded equity investments in common and preferred stocks	$239	$385
Exchange-traded funds	276	507
Privately held equity investments in common and preferred stocks	366	358
	$881	$1,250

Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 77

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 4. Investments

Other Investments
The following table summarizes our other investments carried at fair value:

	September 30, 2023	December 31, 2022
	(in millions of U.S. dollars)
Other Investments
Hedge funds	$515	$549
Fixed income funds	504	547
Private equity funds	1,559	1,282
Private credit funds	548	362
Equity funds	4	3
CLO equity funds	208	203
CLO equities	59	148
Real estate funds	240	202
	$3,637	$3,296
Other investments, including equities measured at fair value using NAV as a practical expedient
We use NAV as a practical expedient to fair value certain of our other investments, including equities.
The table below details the estimated period by which proceeds would be received if we had provided notice of our intent to redeem or initiated a sales process as of September 30, 2023 for our investments measured at fair value using NAV as a practical expedient:

	Less than 1 Year	1-2 years	2-3 years	More than 3 years	Not Eligible/ Restricted	Total	Redemption Frequency
	(in millions of U.S. dollars)
Equities
Privately held equity investments	$—	$—	$—	$—	$43	$43	N/A

Other investments
Hedge funds	$515	$—	$—	$—	$—	$515	monthly to bi-annually
Fixed income funds	377	—	—	—	58	435	monthly to quarterly
Private equity funds	—	61	—	—	1,498	1,559	quarterly for unrestricted amount
Private credit funds	—	—	—	—	426	426	N/A
CLO equity funds	175	31	—	—	2	208	quarterly to bi-annually
Real estate funds	—	—	—	—	240	240	N/A
	$1,067	$92	$—	$—	$2,267	$3,426
As of September 30, 2023, $39 million of our investments were subject to gates or side-pockets.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 78

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 4. Investments

Funds Held
Funds Held - Directly Managed
The following table summarizes the components of the investments collateralizing the funds held - directly managed:

	September 30, 2023	December 31, 2022
	(in millions of U.S. dollars)
Short-term and fixed maturity investments, trading	$2,216	$1,986
Equities	68	—
Other investments	97	—
Short-term and fixed maturity investments, equities and other investments within funds held - directly managed, at fair value	2,381	1,986
Cash and cash equivalents	276	41
Other assets	21	13
Funds held - directly managed	$2,678	$2,040
The following table summarizes the short-term and fixed maturities and other investments, including equities components of our funds held - directly managed:

	September 30, 2023	December 31, 2022
	(in millions of U.S. dollars)
Short-term and fixed maturity investments, at amortized cost, and equities and other investments, at cost	$2,605	$2,765
Net unrealized losses:
Accumulated change in fair value - embedded derivative	(224)	(572)
Accumulated change in fair value (1)	—	(207)
Short-term and fixed maturity investments, equities and other investments within funds held - directly managed, at fair value	$2,381	$1,986
(1) Is clearly and closely related to the host contract.
The $638 million increase in funds held - directly managed from December 31, 2022 to September 30, 2023 was primarily driven by an LPT transaction with QBE completed during the second quarter of 2023, partially offset by the derecognition of the assets supporting the Enhanzed Re reinsurance of a closed block of life annuity policies that were novated during the first quarter of 2023.
Refer to the sections above for details of the short-term and fixed maturity investments within our funds held - directly managed portfolios.
Funds Held by Reinsured Companies
As of September 30, 2023 and December 31, 2022, we had funds held by reinsured companies of $2.9 billion and $3.6 billion, respectively.
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
The following table summarizes the components of our funds held by reinsured companies:

	September 30, 2023	December 31, 2022
	(in millions of U.S. dollars)
Fund held by reinsurance companies, at amortized cost	$2,828	$3,538
Fair value of embedded derivative	43	44
Funds held by reinsured companies	$2,871	$3,582
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 79

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 4. Investments

Net Investment Income
Major categories of net investment income are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in millions of U.S. dollars)
Fixed maturity investments	$85	$60	$245	$167
Short-term investments and cash and cash equivalents	11	2	28	4
Funds held by reinsured companies	9	17	88	49
Funds held - directly managed	29	19	62	38
Investment income from fixed maturities and cash and cash equivalents	134	98	423	258
Equity investments	7	11	31	30
Other investments	8	11	31	33
Investment income from equities and other investments	15	22	62	63
Gross investment income	149	120	485	321
Investment expenses	(6)	(4)	(14)	(19)
Net investment income	$143	$116	$471	$302
Net Realized and Unrealized Gains (Losses)
Components of net realized and unrealized gains (losses) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in millions of U.S. dollars)
Net realized losses on sales:
Gross realized gains on fixed maturity securities, AFS	$2	$3	$4	$5
Gross realized losses on fixed maturity securities, AFS	(15)	(29)	(64)	(63)
Decrease (increase) in allowance for expected credit losses on fixed maturity securities, AFS	1	3	5	(30)
	(12)	(23)	(55)	(88)
Net realized losses on funds held - directly managed	—	—	(7)	—
Net (losses) gains recognized on equity securities sold during the period	—	(11)	23	(21)
Net realized investment (losses) gains on investment derivatives	(2)	(2)	6	(2)
Total net realized losses on sales	$(14)	$(36)	$(33)	$(111)
Net unrealized gains (losses):
Fixed maturity securities, trading	$(22)	$(157)	$(24)	$(556)
Fixed maturity securities, equities and other investments in funds held - directly managed	(46)	(238)	(42)	(517)
Net unrealized gains (losses) recognized on equity securities still held at the reporting date	17	(82)	86	(284)
Other investments	68	(65)	180	(141)
Investment derivatives	3	(4)	—	(20)
Total net unrealized gains (losses)	$20	$(546)	$200	$(1,518)
Net realized and unrealized gains (losses)	$6	$(582)	$167	$(1,629)
The gross realized gains and losses on AFS investments for the three months ended September 30, 2023 and 2022 included in the table above resulted from sales of $316 million and $409 million, respectively. The gross realized gains and losses on AFS investments for the nine months ended September 30, 2023 and 2022 included in the table above resulted from sales of $1.3 billion and $1.4 billion, respectively.

Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 80

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 5. Derivatives and Hedging Instruments

Restricted Assets
The carrying value of our restricted assets, including restricted cash of $387 million and $508 million, as of September 30, 2023 and December 31, 2022, respectively, was as follows:

	September 30, 2023	December 31, 2022
	(in millions of U.S. dollars)
Collateral in trust for third party agreements	$5,349	$5,343
Assets on deposit with regulatory authorities	73	159
Collateral for secured letter of credit facilities	68	82
Funds at Lloyd's ("FAL") (1)	359	365
	$5,849	$5,949
(1) We managed and provided capacity for one Lloyd's syndicate as of September 30, 2023 (December 31, 2022: we managed and/or provided capacity for three Lloyd’s syndicates). Lloyd's determines the required capital principally through the use of an internal model that calculates a solvency capital requirement for each syndicate. This capital is referred to as FAL and will be drawn upon in the event that a syndicate has a loss that cannot be funded from other sources. We also utilize unsecured letters of credit for a significant portion of our FAL.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 81

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
In February 2023, we entered into a two-month forward starting receive fixed, pay floating interest rate swap with a notional value of $800 million to partially mitigate the risk that interest rates could decrease prior to our receipt of the cash consideration for the QBE LPT transaction. Following the expiration of the forward period in April 2023, we took delivery of a three-year receive fixed, pay floating interest rate swap. The notional value of the swap was subsequently partially unwound as the consideration received was invested. The swap was fully unwound in July 2023. For the three and nine months ended September 30, 2023, we recorded net realized and unrealized losses of $1 million and net realized and unrealized gains of $7 million, respectively.
From time to time, consolidated funds in which we invest may utilize credit default swaps to both hedge and replicate credit exposure and government bond futures contracts for interest rate management.
The following table presents the gross notional amounts and estimated fair values of our derivatives recorded within other assets and other liabilities on the consolidated balance sheets as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
	Gross Notional Amount	Fair Value		Gross Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in millions of U.S. dollars)
Derivatives designated as hedging instruments
Foreign currency forward contracts	$392	$10	$—	$442	$1	$11

Derivatives not designated as hedging instruments
Foreign currency forward contracts	301	3	4	244	5	1
Others	9	—	—	7	—	—
Total	$702	$13	$4	$693	$6	$12
The following table presents the net gains and losses deferred in the cumulative translation adjustment account, which is a component of AOCI in shareholders' equity, relating to our qualifying hedges and the net gains and losses included in earnings relating to our non-qualifying hedges for the three and nine months ended September 30, 2023 and 2022:

	Amount of Net Gains (Losses)
	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in millions of U.S. dollars)
Derivatives designated as hedging instruments
Foreign currency forward contracts	$15	$39	$3	$91

Derivatives not designated as hedging instruments
Foreign currency forward contracts	(4)	(5)	1	(15)
Interest rate swap	(1)	—	7	—
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 82

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 7. Losses and Loss Adjustment Expenses

6. DEFERRED CHARGE ASSETS AND DEFERRED GAIN LIABILITIES

If, at the inception of a retroactive reinsurance contract, the estimated liabilities for losses and LAE exceed the consideration received, a deferred charge asset (“DCA”) is recorded for this difference. In contrast, if the consideration received is in excess of the estimated undiscounted ultimate losses payable, a deferred gain liability (“DGL”) is recorded.
We amortize the net DCA balances over the estimated claim payment period of the related contracts with the amortization prospectively adjusted at each reporting period to reflect new estimates of the pattern and timing of remaining losses and LAE payments.
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
The following table presents a summary of the DCA and DGL balances and related activity for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023		2022
	DCA	Net	DCA	DGL	Net
	(in millions of U.S. dollars)
Beginning carrying value	$797	$797	$606	$—	$606
Recorded during the period	—	—	1	—	1
Amortization	(34)	(34)	(21)	—	(21)
Ending carrying value	$763	$763	$586	$—	$586

	Nine Months Ended September 30,
	2023		2022
	DCA	Net	DCA	DGL	Net
	(in millions of U.S. dollars)
Beginning carrying value	$658	$658	$599	$1	$598
Recorded during the period	180	180	48	—	48
Amortization	(75)	(75)	(61)	(1)	(60)
Ending carrying value	$763	$763	$586	$—	$586

1 Refer to Note 2 and Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 83

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

Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 84

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 7. Losses and Loss Adjustment Expenses

The table below provides a consolidated reconciliation of the beginning and ending liability for losses and LAE:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in millions of U.S. dollars)
Balance as of beginning of period	$13,834	$13,641	$13,007	$13,258
Reinsurance reserves recoverable (1)	(895)	(1,117)	(996)	(1,332)
Net balance as of beginning of period	12,939	12,524	12,011	11,926
Net incurred losses and LAE:
Current period:
Increase in estimates of net ultimate losses	5	12	18	37
Increase in provisions for ULAE	—	1	—	2
Total current period	5	13	18	39
Prior periods:
Reduction in estimates of net ultimate losses	(12)	(48)	(35)	(209)
Reduction in provisions for ULAE	(19)	(15)	(37)	(50)
Amortization of fair value adjustments	4	4	13	11
Changes in fair value - fair value option (2)	12	(82)	24	(228)
Total prior periods	(15)	(141)	(35)	(476)
Total net incurred losses and LAE	(10)	(128)	(17)	(437)
Net paid losses:
Current period	(1)	(2)	(3)	(3)
Prior periods	(664)	(450)	(1,851)	(1,277)
Total net paid losses	(665)	(452)	(1,854)	(1,280)
Other changes:
Effect of exchange rate movement	(109)	(196)	(40)	(371)
Change in net liability for losses and LAE at fair value - Instrument-specific credit risk	—	—	(21)	—
Ceded business (3)	—	—	(139)	—
Assumed business	—	71	2,215	1,981
Total other changes	(109)	(125)	2,015	1,610
Net balance as of September 30	12,155	11,819	12,155	11,819
Reinsurance reserves recoverable (1)	789	1,016	789	1,016
Balance as of September 30	$12,944	$12,835	$12,944	$12,835

			As of
			September 30, 2023	December 31, 2022
			(in millions of U.S. dollars)
Reconciliation to Consolidated Balance Sheets:
Losses and loss adjustment expenses			$11,836	$11,721
Losses and loss adjustment expenses, at fair value			1,108	1,286
Total losses and loss adjustment expenses			$12,944	$13,007

Reinsurance balances recoverable on paid and unpaid losses			$735	$856
Reinsurance balances recoverable on paid and unpaid losses - fair value option			214	275
Total reinsurance balances recoverable on paid and unpaid losses			949	1,131
Paid losses recoverable			(160)	(135)
Reinsurance reserves recoverable (1)			$789	$996
(1) Excludes paid losses recoverable.
(2) Comprises discount rate and risk margin components.
(3) Represents the settlement of our participation in Atrium’s Syndicate 609 relating to the 2020 and prior underwriting years, comprised of losses and LAE expenses of $173 million, net of reinsurance reserves recoverable of $34 million.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 85

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 7. Losses and Loss Adjustment Expenses

Prior Period Development
Reduction in Estimates of Net Ultimate Losses
The following table summarizes the change in estimates of net ultimate losses related to prior years by segment and line of business:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in millions of U.S. dollars)
Run-off segment:
Asbestos	$(1)	$(8)	$—	$(7)
Environmental	2	3	2	1
General casualty	41	21	37	31
Workers' compensation	(24)	(54)	(44)	(104)
Marine, aviation and transit	(13)	(28)	(13)	(38)
Construction defect	(3)	(3)	(4)	(10)
Professional indemnity/Directors and Officers	(9)	(4)	(10)	(85)
Motor	(5)	19	(5)	20
Property	(17)	—	(16)	5
All Other	17	8	18	4
Total Run-off segment	(12)	(46)	(35)	(183)
Total Assumed Life segment	—	—	—	(29)
Total Legacy Underwriting segment	—	(2)	—	3
Total	$(12)	$(48)	$(35)	$(209)
Three Months Ended September 30, 2023:
The prior period reduction in estimates of net ultimate losses of $12 million was driven by favorable development across multiple Run-off segment lines of business. We recognized favorable development on our workers’ compensation and property lines of business of $24 million and $17 million, respectively, as a result of favorable claims experience.
The results were partially offset by adverse development on our general casualty line of business of $41 million, primarily due to a small number of large losses across several portfolios, particularly on excess business, and adverse development on our all other line of business of $17 million, driven by identified deterioration on abuse claims.
Three Months Ended September 30, 2022:
The reduction in estimates of net ultimate losses of $48 million related to prior periods was driven by the Run-off segment, primarily due to $54 million of favorable development on our workers’ compensation line of business as a result of favorable claim settlements, and $28 million of favorable development on our marine, aviation and transit line of business as a result of lower claim activity. We also experienced favorable development on our construction defect line of business as a result of better than expected claims experience; however, this was largely offset by adverse development as a result of inflationary increases impacting our construction exposures.
The results were partially offset by adverse development on our general casualty and motor lines of business of $21 million and $19 million, respectively, primarily due to worse than expected claims experience and adverse development on claims.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 86

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 7. Losses and Loss Adjustment Expenses

Nine Months Ended September 30, 2023:
The prior period reduction in estimates of net ultimate losses of $35 million was driven by net favorable development across multiple Run-off segment lines of business. We recognized $44 million of favorable development on our workers’ compensation line of business as a result of continued favorable claims experience, and $16 million of favorable development on our property line of business as a result of favorable claims experience.
The results were partially offset by $37 million of adverse development on our general casualty line of business, primarily due to a small number of large losses across several portfolios, particularly on excess business, and $18 million of adverse development on our all other line of business, driven by identified deterioration on abuse claims.
Nine Months Ended September 30, 2022:
The reduction in estimates of net ultimate losses of $209 million related to prior periods was driven by the Run-off segment, primarily due to $104 million of favorable development on our workers’ compensation line of business as a result of favorable claim settlements. We also had favorable development of $85 million on our professional indemnity/directors and officers line of business and favorable development of $38 million on our marine, aviation and transit lines of business as a result of lower claims activity. We also experienced favorable development on our construction defect line of business as a result of better than expected claims experience; however, this was partially offset by third quarter 2022 adverse development as a result of inflationary increases impacting our construction exposures.
Favorable claim activity on our catastrophe business within the Assumed Life segment further contributed to the favorable results.
The results were partially offset by adverse development in the Run-off segment general casualty and motor lines of business of $31 million and $20 million, respectively, as a result of worse than expected claims experience and adverse results development on claims.
Reduction in Provisions for ULAE
Three Months Ended September 30, 2023 and 2022:
The favorable reduction in provisions for ULAE for the three months ended September 30, 2023 and 2022 was driven by ULAE provision adjustments from our run-off operations, due to the corresponding reductions in loss reserves and the associated cost of managing such liabilities.
Nine Months Ended September 30, 2023 and 2022:
The favorable reduction in provisions for ULAE for the nine months ended September 30, 2023 and 2022 was driven by ULAE provision adjustments from our run-off operations, due to the corresponding reductions in loss reserves and the associated cost of managing such liabilities. The reduction in provisions for ULAE for the nine months ended September 30, 2023 was partially offset by an increase of $21 million as a result of assuming active claims control on a 2022 LPT agreement with Argo.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 87

Item 1 | Notes to Consolidated Financial Statements | Note 8. Future Policyholder Benefits

Changes in Fair Value - Fair Value Option
Three Months Ended September 30, 2023 and 2022:
PPD for the three months ended September 30, 2023 was adversely impacted by changes in the fair value of liabilities for which we have elected the fair value option of $12 million, which was primarily driven by a decrease in U.K. corporate bond yields during the third quarter of 2023. The corporate bond yields, which form a component of the discount rate used to calculate the fair value of the liabilities, are matched to the original currencies of the underlying loss portfolios, of which GBP is the predominant currency for those portfolios that we have elected to measure at fair value using the fair value option.
PPD for the three months ended September 30, 2022 was favorably impacted by changes in the fair value of liabilities for which we have elected the fair value option of $82 million due to an increase in global corporate bond yields.
Nine Months Ended September 30, 2023 and 2022:
PPD was adversely impacted by changes in the fair value of liabilities for which we have elected the fair value option of $24 million for the nine months ended September 30, 2023, predominantly driven by a second quarter 2023 out-of-period adjustment to correct the portion of the change in fair value related to the Instrument-specific credit risk from net incurred losses and LAE to AOCI which had previously been recorded as a benefit to net incurred losses in 2022. For the comparative period, PPD was favorably impacted by changes in the fair value of liabilities for which we have elected the fair value option of $228 million due to an increase in global corporate bond yields.

Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 88

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
The assumed liabilities for future policyholder benefits are comprised primarily of in-payment annuity contract liabilities, which are classified as limited-payment contracts. The balances of and changes in liability for future policyholder benefits is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions of U.S. dollars)
Beginning Balance (1)	$—	$1,183	$821	$1,502
Interest accretion and other policyholder benefit expenses	—	7	—	25
Benefits paid	—	(12)	(6)	(42)
Recapture of assumed liabilities by ceding company	—	—	—	(34)
Terminations (surrenders)	—	(3)	—	(13)
Effect of exchange rate movement	—	(70)	13	(137)
Derecognition (2)	—	—	(828)	—
Effect of changes in discount rate	—	(134)	—	(314)
Other	—	—	—	(16)
Balance as of September 30	—	971	—	971
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
For the three and nine months ended September 30, 2022, we recognized $2 million and $17 million of gross premiums, respectively. There were no gross premiums recognized for the three and nine months ended September 30, 2023.
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
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 89

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 9. Defendant Asbestos and Environmental Liabilities

did not make any changes to the mortality, mortality improvement, or timing of cash flow payments as actual experience was materially consistent with established assumptions for the same date. Accordingly, there was no effect of changes in the liability relating to changes in cash flow assumptions. In addition, the effects of actual variances from expected policyholder behavior experience were not material for the three and nine month periods ended September 30, 2023 and 2022.
The undiscounted expected future net benefit payments as of September 30, 2022 were $1.4 billion. The weighted-average duration of the liability, interest accretion rate and interest rate for discounting the liability for future policyholder benefits as of September 30, 2022 was 10.5 years, 0.7% and 3.2%, respectively.
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
The following table illustrates the calculation of the gain as of the closing date of the novation:

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
During the three and nine months ended September 30, 2023, we amortized $1 million into other income relating to the portion of the gain that was deferred to account for our preexisting ownership interest in Monument Re. For the nine months ended the total gain on novation attributable to Enstar was $195 million. The deferred gain will be amortized over the expected settlement period of the transferred life annuity policies, which is projected to be 50 years, with the majority of benefit payments occurring in the earlier years.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 90

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 10. Fair Value Measurements

9. DEFENDANT ASBESTOS AND ENVIRONMENTAL LIABILITIES

The carrying value of the defendant asbestos and environmental liabilities (“defendant A&E liabilities”), insurance recoveries, future estimated expenses and the fair value adjustments related to DCo and Morse TEC was as follows:

	September 30, 2023	December 31, 2022
	(in millions of U.S. dollars)
Defendant A&E liabilities:
Defendant asbestos liabilities	$741	$786
Defendant environmental liabilities	10	10
Estimated future expenses	33	35
Fair value adjustments	(212)	(224)
Defendant A&E liabilities	572	607

Insurance balances recoverable:
Insurance recoverables related to defendant asbestos liabilities (net of allowance: 2023 and 2022 - $5)	218	224
Fair value adjustments	(45)	(47)
Insurance balances recoverable	173	177

Net liabilities relating to defendant A&E exposures	$399	$430
The table below provides a consolidated reconciliation of the beginning and ending liability for defendant A&E liabilities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in millions of U.S. dollars)
Balance as of beginning of period	$587	$620	$607	$638
Insurance balances recoverable	(175)	(191)	(177)	(213)
Net balance as of beginning of period	412	429	430	425
Total net (paid claims) recoveries	(17)	(3)	(38)	1
Amounts recorded in other expense (income):
Reduction in estimates of ultimate net liabilities	—	—	(2)	(4)
Reduction in estimated future expenses	(1)	—	(2)	(1)
Amortization of fair value adjustments	5	1	11	6
Total other expense	4	1	7	1
Net balance as of September 30	399	427	399	427
Insurance balances recoverable	173	190	173	190
Balance as of September 30	$572	$617	$572	$617
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 91

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
There have been no material changes in our valuation techniques during the period represented by these condensed consolidated financial statements.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 92

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 10. Fair Value Measurements

We have categorized our assets and liabilities that are recorded at fair value on a recurring and nonrecurring basis among levels based on the observability of inputs, or at fair value using NAV per share (or its equivalent) as follows:

	September 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured Using NAV as Practical Expedient	Total Fair Value
	(in millions of U.S. dollars)
Investments:
Short-term and fixed maturity investments:
U.S. government and agency	$—	$473	$—	$—	$473
U.K. government	—	106	—	—	106
Other government	—	433	—	—	433
Corporate	—	5,382	—	—	5,382
Municipal	—	174	—	—	174
Residential mortgage-backed	—	596	—	—	596
Commercial mortgage-backed	—	1,078	—	—	1,078
Asset-backed	—	1,208	—	—	1,208
	$—	$9,450	$—	$—	$9,450

Other assets included within funds held - directly managed	$57	$308	$—	$97	$462
Equities:
Publicly traded equity investments	$206	$33	$—	$—	$239
Exchange-traded funds	276	—	—	—	276
Privately held equity investments	—	—	323	43	366
	$482	$33	$323	$43	$881
Other investments:
Hedge funds	$—	$—	$—	$515	$515
Fixed income funds	—	69	—	435	504
Equity funds	—	4	—	—	4
Private equity funds	—	—	—	1,559	1,559
CLO equities	—	59	—	—	59
CLO equity funds	—	—	—	208	208
Private credit funds	—	122	—	426	548
Real estate debt fund	—	—	—	240	240
	$—	$254	$—	$3,383	$3,637
Total Investments	$539	$10,045	$323	$3,523	$14,430

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$214	$—	$214

Funds held by reinsured companies:	$—	$—	$43	$—	$43

Other Assets:
Derivatives qualifying as hedging	$—	$10	$—	$—	$10
Derivatives not qualifying as hedging	$—	$3	$—	$—	$3
Derivative instruments	$—	$13	$—	$—	$13

Losses and LAE:	$—	$—	$1,108	$—	$1,108

Other Liabilities:
Derivatives not qualifying as hedging	—	4	—	—	4
Derivative instruments	$—	$4	$—	$—	$4
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 93

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 10. Fair Value Measurements

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Measured Using NAV as Practical Expedient	Total Fair Value
	(in millions of U.S. dollars)
Investments:
Short-term and fixed maturity investments:
U.S. government and agency	$—	$516	$—	$—	$516
U.K government	—	82	—	—	82
Other government	—	462	—	—	462
Corporate	—	5,286	—	—	5,286
Municipal	—	211	—	—	211
Residential mortgage-backed	—	552	—	—	552
Commercial mortgage-backed	—	1,022	—	—	1,022
Asset-backed	—	914	—	—	914
Structured products	—	586	—	—	586
	—	9,631	—	—	9,631

Other assets included within funds held - directly managed	$—	$54	$—	$—	$54
Equities:
Publicly traded equity investments	$351	$34	$—	$—	$385
Exchange-traded funds	507	—	—	—	507
Privately held equity investments	—	—	319	39	358
	$858	$34	$319	$39	$1,250
Other investments:
Hedge funds	$—	$—	$—	$549	$549
Fixed income funds	—	90	—	457	547
Equity funds	—	3	—	—	3
Private equity funds	—	—	—	1,282	1,282
CLO equities	—	148	—	—	148
CLO equity funds	—	—	—	203	203
Private credit funds	—	—	—	362	362
Real estate debt fund	—	—	—	202	202
	$—	$241	$—	$3,055	$3,296
Total Investments	$858	$9,960	$319	$3,094	$14,231

Reinsurance balances recoverable on paid and unpaid losses:	$—	$—	$275	$—	$275

Funds held by reinsured companies:	$—	$—	$44	$—	$44

Other Assets:
Derivatives qualifying as hedging	$—	$1	$—	$—	$1
Derivatives not qualifying as hedging	—	5	—	—	5
Derivative instruments	$—	$6	$—	$—	$6

Losses and LAE:	$—	$—	$1,286	$—	$1,286

Other Liabilities:
Derivatives qualifying as hedging	$—	$11	$—	$—	$11
Derivatives not qualifying as hedging	—	1	—	—	1
Derivative instruments	$—	$12	$—	$—	$12
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 94

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
Investments
The following table presents a reconciliation of the beginning and ending balances for all privately-held equities measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in millions of U.S. dollars)
Beginning fair value	$300	$328	$294	$347
Sales and paydowns	—	—	—	(15)
Total unrealized (losses) gains (1)	(2)	(1)	4	(5)
Ending fair value	$298	$327	$298	$327
(1) Net unrealized (losses) gains included in our condensed consolidated statements of earnings is equal to the change in unrealized (losses) gains relating to assets held at the end of the reporting period.
Net unrealized (losses) gains related to Level 3 assets in the tables above are included in net unrealized (losses) gains in our condensed consolidated statements of earnings.
There were no transfers to and from Level 2 and Level 3 investments for the three and nine months ended September 30, 2023 and 2022.
Valuation Techniques and Inputs
The table below presents the quantitative information related to the fair value measurements for our privately held equity investments measured at fair value on a recurring and nonrecurring basis using Level 3 inputs:

Qualitative Information about Level 3 Fair Value Measurements
Valuation Techniques	Fair Value as of September 30, 2023	Unobservable Input	Range (Average) (1)
	(in millions of U.S. dollars)
Recurring basis:
Guideline company methodology; Option pricing model	$185	P/BV multiple P/BV (excluding AOCI) multiple Price/LTM earnings multiple Expected term	1.5x-1.7x 1.4x-1.5x 14.6x-14.9x 1-3 years
Dividend discount model; Guideline companies method	89	Discount rate P/BV multiple Price/2023 earnings Price/2024 earnings	15.0% - 17.0% 1.4x - 1.8x 6.5x - 10.9x 5.5x - 6.0x
Guideline companies method; Earnings	24	LTM Enterprise Value/ EBITDA multiples LTM EV/Revenue multiples Multiple on earnings	12.5x - 14.0x 2.5x - 3.0x 5.0x
	298
Non-recurring basis:
Cost as approximation of fair value	25	Cost as approximation of fair value
	$323
(1) The average represents the arithmetic average of the inputs and is not weighted by the relative fair value.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 95

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 10. Fair Value Measurements

Funds Held by Reinsured Companies - Embedded Derivative
As described in Note 4, we have an embedded derivative in relation to the Aspen LPT transaction to account for the fair value of the full crediting rate we expect to earn on the funds withheld received as consideration.
The following table presents a reconciliation of the beginning and ending balances for the embedded derivative measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions of U.S. dollars)
Beginning fair value / Initial Recognition	$42	$27	$44	$27
Total net unrealized gains (losses)	1	—	(1)	—
Ending fair value	$43	$27	$43	$27
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
Valuations Techniques and Inputs
The table below presents the quantitative information related to the fair value measurements for the embedded derivative on our funds held by reinsured companies measured at fair value on a recurring basis using Level 3 inputs:

Qualitative Information about Level 3 Fair Value Measurements
Valuation Techniques	Fair Value as of September 30, 2023	Unobservable Input	Average
	(in millions of U.S. dollars)
Monte Carlo simulation model; Discounted cash flow analysis	$43	Volatility rate; Expected Loss Payments	6.38% $803 million

Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 96

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 10. Fair Value Measurements

Insurance Contracts - Fair Value Option
The following table presents a reconciliation of the beginning and ending balances for all insurance contracts measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended September 30,
	2023			2022
	Liability for losses and LAE	Reinsurance balances recoverable	Net	Liability for losses and LAE	Reinsurance balances recoverable	Net
	(in millions of U.S. dollars)
Beginning fair value	$1,170	$247	$923	$1,499	$327	$1,172
Incurred losses and LAE:
Increase (reduction) in estimates of ultimate losses	1	(27)	28	2	(5)	7
Reduction in provisions for ULAE	(3)	—	(3)	(4)	—	(4)
Changes in fair value due to changes in:
Average payout	10	6	4	10	3	7
Corporate bond yield	6	(2)	8	(107)	(18)	(89)
Credit spread for non-performance risk	(4)	(4)	—	—	—	—
Total change in fair value	12	—	12	(97)	(15)	(82)
Total incurred losses and LAE	10	(27)	37	(99)	(20)	(79)
Paid losses	(44)	(5)	(39)	(38)	(9)	(29)
Change in net liability for losses and LAE at fair value - Instrument-specific credit risk	—	—	—	—	—	—
Effect of exchange rate movements	(28)	(1)	(27)	(76)	(11)	(65)
Ending fair value	$1,108	$214	$894	$1,286	$287	$999

	Nine Months Ended September 30,
	2023			2022
	Liability for losses and LAE	Reinsurance balances recoverable	Net	Liability for losses and LAE	Reinsurance balances recoverable	Net
	(in millions of U.S. dollars)
Beginning fair value	$1,286	$275	$1,011	$1,989	$432	$1,557
Incurred losses and LAE:
Reduction in estimates of ultimate losses	7	(26)	33	(25)	(19)	(6)
Reduction in unallocated LAE	(9)	—	(9)	(14)	—	(14)
Change in fair value due to changes in :
Average payout	37	11	26	31	6	25
Corporate bond yield	(29)	(6)	(23)	(311)	(58)	(253)
Credit spread for non-performance risk	23	2	21	—	—	—
Total change in fair value	31	7	24	(280)	(52)	(228)
Total incurred losses and LAE	29	(19)	48	(319)	(71)	(248)
Paid losses	(187)	(39)	(148)	(201)	(49)	(152)
Change in net liability for losses and LAE at fair value - Instrument-specific credit risk	(27)	(6)	(21)	—	—	—
Effect of exchange rate movements	7	3	4	(183)	(25)	(158)
Ending fair value	$1,108	$214	$894	$1,286	$287	$999

Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 97

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 11. Variable Interest Entities

Below is a summary of the quantitative information regarding the significant observable and unobservable inputs used in the internal model to determine fair value on a recurring basis:

Valuation Technique		September 30, 2023	December 31, 2022
	Unobservable (U) and Observable (O) Inputs	Weighted Average
Internal model	Corporate bond yield (O)	A Rated	A Rated
Internal model	Credit spread for Instrument-specific credit risk (U)	0.65%	0.65%
Internal model	Risk cost of capital (U)	5.10%	5.10%
Internal model	Weighted average cost of capital (U)	8.25%	8.25%
Internal model	Average payout - liability (U)	8.06 years	7.89 years
Internal model	Average payout - reinsurance balances recoverable on paid and unpaid losses (U)	8.23 years	7.71 years
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
Changes in the fair value due to changes in average payout and corporate bond yields are included in net incurred losses and loss adjustment expenses in our condensed consolidated statements of earnings. Changes in the fair value due to changes in credit spread for Instrument-specific credit risk are classified to other comprehensive income.

Disclosure of Fair Values for Financial Instruments Carried at Cost
Senior and Subordinated Notes
The following table presents the fair values of our Senior and Subordinated Notes carried at amortized cost:

	September 30, 2023
	Amortized Cost	Fair Value
	(in millions of U.S. dollars)
4.95% Senior Notes due 2029	$496	$461
3.10% Senior Notes due 2031	495	376
Total Senior Notes	$991	$837
5.75% Junior Subordinated Notes due 2040	$346	$307
5.50% Junior Subordinated Notes due 2042	494	400
Total Subordinated Notes	$840	$707
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
Remaining Financial Assets and Liabilities
Our remaining financial assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature approximates fair value as of September 30, 2023 and December 31, 2022.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 98

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
We have elected to recognize the results of the GCM Fund on a one quarter lag due to anticipated delays in obtaining timely financial information. As of September 30, 2023, $61 million of the initial commitment has been called. The carrying amounts of the assets and liabilities of the GCM Fund are presented within existing captions on our consolidated balance sheet as of September 30, 2023. Net investment income, changes in the fair value of assets and liabilities of the GCM Fund and management fees are presented within existing captions in the consolidated statements of earnings.
We recognized net unrealized gains on other investments of $3 million and $5 million for the three and nine months ended September 30, 2023, respectively.
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
The assets of Enstar are not available to the creditors of the GCM Fund.
Nonconsolidated VIEs
The tables below present the fair value of our investments in nonconsolidated VIEs as well as our maximum exposure to loss associated with these VIEs:

	September 30, 2023			December 31, 2022
	Fair Value	Unfunded Commitments	Maximum Exposure to Loss	Fair Value	Unfunded Commitments	Maximum Exposure to Loss
	(in millions of U.S. dollars)
Equities
Publicly traded equity investment in common stock	$54	$—	$54	$52	$—	$52
Privately Held Equity	25	—	25	25	—	25
Total	$79	$—	$79	$77	$—	$77
Other investments
Hedge funds	$515	$—	$515	$549	$—	$549
Fixed income funds	151	36	187	277	33	310
Private equity funds	1,231	635	1,866	1,210	911	2,121
CLO equity funds	208	—	208	203	—	203
Private credit funds	271	265	536	79	149	228
Real estate funds	105	154	259	203	529	732
Total	$2,481	$1,090	$3,571	$2,521	$1,622	$4,143
Total investments in nonconsolidated VIEs	$2,560	$1,090	$3,650	$2,598	$1,622	$4,220
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 99

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
Financial and business covenants imposed on us in relation to the amended facility include certain limitations on indebtedness and guarantees, liens, mergers, consolidations and other fundamental changes, and dispositions. Generally, the financial covenants require us to maintain a gearing ratio of consolidated financial indebtedness to total capitalization of not greater than 0.35 to 1.0 and to maintain a consolidated net worth of not less than the aggregate of (i) $4.3 billion, plus (ii) 50% of net income available for distribution to ordinary shareholders at any time after June 30, 2022 (excluding net unrealized gains or losses on investments), plus (iii) 50% of the proceeds of any issuance of ordinary shares made after June 30, 2022. In addition, we must maintain eligible capital in excess of the enhanced capital requirement imposed by the Bermuda Monetary Authority pursuant to the Insurance (Group Supervision) Rules 2011 of Bermuda. As of September 30, 2023, we are in compliance with the covenants of the EGL Revolving Credit Facility.
As of September 30, 2023, we had no borrowings outstanding and therefore had $800 million of available unutilized capacity under our unsecured revolving credit agreement.
Letters of Credit
In July 2023, we amended and restated our existing $800 million syndicated letter of credit facility agreement, pursuant to which we request the issuance of syndicated letters of credit that we use to collateralize certain reinsurance obligations. The initial commitment period under the agreement is one year, subject to our right to request up to four one-year extensions of the commitment period, for a maximum of five years. As of September 30, 2023, the aggregate amount issued under the facility was $653 million.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 100

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 14. Shareholders' Equity

13. NONCONTROLLING INTERESTS

Redeemable Noncontrolling Interests
The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the redeemable non-controlling interests (“RNCI”):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in millions of U.S. dollars)
Balance at beginning of period	$178	$174	$168	$179
Net earnings (loss) attributable to RNCI	4	(5)	13	(5)
Change in unrealized (losses) gains on AFS investments attributable to RNCI	1	(3)	2	(8)
Balance as of September 30	$183	$166	$183	$166

Noncontrolling Interests
As of September 30, 2023 and December 31, 2022, we had $10 million and $186 million, respectively, of non-controlling interests (“NCI”) primarily related to external interests in two (December 31, 2022: three) of our subsidiaries.
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
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 101

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 14. Shareholders' Equity

14. SHAREHOLDERS' EQUITY

Ordinary Shares
The following is a reconciliation of our beginning and ending ordinary shares:

	Voting Ordinary Shares	Non-Voting Convertible Ordinary Series C Shares	Non-Voting Convertible Ordinary Series E Shares	Total Ordinary Shares
Balance as of December 31, 2022	15,990,338	1,192,941	404,771	17,588,050
Shares issued (1)	40,865	—	—	40,865
Shares repurchased (2)	—	(1,192,941)	(404,771)	(1,597,712)
Balance as of September 30, 2023	16,031,203	—	—	16,031,203
(1) Ordinary Shares issued in relation to share-based compensation plan awards and the Employee Share Purchase Plan.
(2) Ordinary Shares that we have repurchased are subject to immediate retirement, resulting in a reduction to the number of Ordinary Shares issued and outstanding.
Voting Ordinary Shares
Share Repurchases
There were no voting ordinary shares repurchased during the three and nine months ended September 30, 2023.
The following table presents our ordinary shares repurchased under our share repurchase programs for the nine months ended September 30, 2022 (there were no shares repurchased for the three months ended September 30, 2022):

	Nine Months Ended September 30, 2022
	Ordinary shares repurchased	Average price per ordinary share	Aggregate price
	(in millions of U.S. dollars, except for share and per share data)
2021 Repurchase Program (1)	227,383	$257.03	$58
2022 Repurchase Program (2)	470,197	$222.74	$105
Total share repurchases under repurchase programs	697,580	$233.92	$163
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
Non-voting Ordinary Shares
Strategic Share Repurchases
In March 2023, we repurchased 1,597,712 of our non-voting convertible ordinary shares held by Canada Pension Plan Investment Board (“CPP Investments”) for an aggregate $341 million, representing a price per share of $213.13 and a 5% discount to the trailing 10-day volume weighted average price of our voting ordinary shares as at the agreed March 2023 measurement date. The shares comprise all of our outstanding Series C and Series E non-voting ordinary shares.
Dividends on Preferred Shares
During the three months ended September 30, 2023 and 2022, we declared and paid dividends on Series D Preferred Shares of $7 million and on Series E Preferred Shares of $2 million for both periods.
During the nine months ended September 30, 2023 and 2022, we declared and paid dividends on Series D Preferred Shares of $21 million and on Series E Preferred Shares of $6 million for both periods.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 102

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 14. Shareholders' Equity

Accumulated Other Comprehensive Income (Loss)
The following table presents details about the tax effects allocated to each component of other comprehensive income (loss):

	Three Months Ended
	September 30,
	2023			2022
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(in millions of U.S. dollars)
Unrealized losses on fixed maturities, AFS arising during the period	$(97)	$3	$(94)	$(208)	$4	$(204)
Reclassification adjustment for change in allowance for credit losses recognized in net earnings	(1)	—	(1)	(3)	—	(3)
Reclassification adjustment for net realized losses included in net earnings	13	—	13	27	—	27
Decrease in defined benefit pension liability	—	—	—	(2)	—	(2)
Remeasurement of future policyholder benefits - change in interest rate	—	—	—	134	—	134
Other comprehensive loss	$(85)	$3	$(82)	$(52)	$4	$(48)

	Nine Months Ended
	September 30,
	2023			2022
	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
	(in millions of U.S. dollars)
Unrealized losses on fixed maturities, AFS arising during the year	$(74)	$3	$(71)	$(763)	$9	$(754)
Reclassification adjustment for change in allowance for credit losses recognized in net earnings	(5)	—	(5)	29	—	29
Reclassification adjustment for net realized losses included in net earnings	60	—	60	58	—	58
Change in currency translation adjustment	2	—	2	2	—	2
Decrease in defined benefit pension liability	—	—	—	(2)	—	(2)
Remeasurement of future policyholder benefits - change in interest rate	—	—	—	314	—	314
Reclassification adjustment for remeasurement of future policyholder benefits included in net earnings	(363)	—	(363)	—	—	—
Change in net liability for losses and LAE at fair value - Enstar-specific credit risk	21	—	21	—	—	—
Other comprehensive loss	$(359)	$3	$(356)	$(362)	$9	$(353)
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 103

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 15. Earnings Per Share

The following tables present details of amounts reclassified from accumulated other comprehensive loss for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended
Details about AOCI components	September 30, 2023	September 30, 2022	Affected Line Item in Statement where Net Earnings are presented
	(in millions of U.S. dollars)
Unrealized losses on fixed maturities, AFS	$(12)	$(24)	Net realized losses
Total reclassifications for the period, net of tax	$(12)	$(24)

	Nine Months Ended
Details about AOCI components	September 30, 2023	September 30, 2022	Affected Line Item in Statement where Net Earnings are presented
	(in millions of U.S. dollars)
Unrealized losses on fixed maturities, AFS	$(55)	$(87)	Net realized losses
Remeasurement of future policyholder benefits	363	—	Other income
Total reclassifications for the period, net of tax	$308	$(87)
Changes in Ownership of Consolidated Subsidiaries
The following table summarizes changes in the ownership interest in consolidated subsidiaries during the periods presented:

	Nine months ended
	September 30, 2023	September 30, 2022
	(in millions of U.S. dollars)
Net earnings (loss) attributable to Enstar ordinary shareholders	$483	$(1,133)
Transfers from noncontrolling interests:
Increase in Enstar’s additional paid-in capital for purchase of noncontrolling interest (1)	9	—
Change from net earnings (loss) attributable to Enstar ordinary shareholders and net transfers from Noncontrolling interests	$492	$(1,133)
(1) The transfer from the noncontrolling interests for the nine months ended September 30, 2023 relates to the repurchase of the entire 24.9% ownership interest Allianz held in Enhanzed Re recorded in the first quarter 2023.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 104

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 16. Related Party Transactions

15. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per ordinary share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in millions of U.S. dollars, except share and per share data)
Numerator:
Net earnings (loss) attributable to Enstar ordinary shareholders:	$38	$(432)	$483	$(1,133)

Denominator:
Weighted-average ordinary shares outstanding — basic (1)	15,464,824	17,013,348	15,962,910	17,269,870
Effect of dilutive securities:
Share-based compensation plans (2)	141,281	113,532	108,015	112,708
Weighted-average ordinary shares outstanding — diluted (3)	15,606,105	17,126,880	16,070,925	17,382,578

Earnings (loss) per share attributable to Enstar ordinary shareholders:
Basic	$2.46	$(25.39)	$30.26	$(65.61)
Diluted (3)	$2.43	$(25.39)	$30.05	$(65.61)

(1) Weighted-average ordinary shares for basic (loss) earnings per share includes ordinary shares (voting and non-voting), but excludes ordinary shares held in the Enstar Group Limited Employee Benefit Trust (the "EB Trust") in respect of Joint Share Ownership Plan ("JSOP") awards.
(2) Share-based dilutive securities include restricted shares, restricted share units, and performance share units. Certain share-based compensation awards were excluded from the calculation for the three and nine months ended September 30, 2023 and 2022 because they were anti-dilutive. The ordinary shares held in the EB Trust in respect of JSOP awards were also excluded because they are treated as held in treasury.
(3) During a period of loss, the basic weighted-average ordinary shares outstanding is used in the denominator of the diluted loss per ordinary share computation as the effect of including potentially dilutive securities would be anti-dilutive.

Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 105

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

As of September 30, 2023	Stone Point (1) (2)	Northshore	Monument	AmTrust	Citco	Core Specialty	Other (3)
	(in millions of U.S. dollars)
Assets
Fixed maturities, trading, at fair value	$66	$—	$—	$—	$—	$—	$—
Fixed maturities, AFS, at fair value	342	—	—	—	—	—	—
Equities, at fair value	127	44	—	185	—	—	—
Other investments, at fair value	467	—	—	—	—	—	1,646
Equity method investments	—	—	102	—	63	229	15
Total investments	1,002	44	102	185	63	229	1,661
Cash and cash equivalents	13	—	—	—	—	—	—
Funds held by reinsured company	—	9	—	—	—	18	—
Other assets	—	—	—	—	—	5	—
Liabilities
Losses and LAE	—	9	—	—	—	222	—
Insurance and reinsurance balances payable	—	—	—	—	—	(14)	—
Net assets (liabilities)	$1,015	$44	$102	$185	$63	$44	$1,661
Redeemable noncontrolling interests	$175	$—	$—	$—	$—	$—	$—
(1) As of September 30, 2023, investment funds managed by Stone Point Capital LLC ("Stone Point") own 1,546,196 of our Voting Ordinary Shares, which constitutes 9.6% of our outstanding Voting Ordinary Shares.
(2) As of September 30, 2023, we had unfunded commitments of $153 million to other investments, and $12 million to privately held equity managed by Stone Point and its affiliated entities.
(3) Other related party investments include investments in limited partnerships and partnership-like limited liabilities companies, for which had we not elected the fair value option, would be accounted for as equity method investments. We have disclosed our investments in these entities on an aggregated basis as they are individually immaterial.
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 106

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 16. Related Party Transactions

As of December 31, 2022	Stone Point	Northshore	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
Assets
Short-term investments, AFS, at fair value	$1	$11	$—	$—	$—	$—	$—
Fixed maturities, trading, at fair value	85	148	—	—	—	—	—
Fixed maturities, AFS, at fair value	447	—	—	—	—	—	—
Equities, at fair value	148	37	—	190	—	—	—
Other investments, at fair value	467	14	—	—	—	—	1,918
Equity method investments	—	—	110	—	60	211	16
Total investments	1,148	210	110	190	60	211	1,934
Cash and cash equivalents	37	20	—	—	—	—	—
Restricted cash and cash equivalents	—	2	—	—	—	—	—
Reinsurance balances recoverable on paid and unpaid losses	—	36	—	—	—	2	—
Funds held by reinsured company	—	31	—	—	—	25	—
Other assets	—	21	—	—	—	5	—
Liabilities
Losses and LAE	—	183	—	—	—	334	—
Insurance and reinsurance balances payable	—	22	—	—	—	11	—
Other liabilities	—	76	—	—	—	—	—
Net assets (liabilities)	$1,185	$39	$110	$190	$60	$(102)	$1,934
Redeemable noncontrolling interests	$161	$—	$—	$—	$—	$—	$—

	Three Months Ended
	September 30, 2023
	Stone Point	Northshore	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
INCOME
Net premiums earned	$—	$—	$—	$—	$—	$(2)	$—
Net investment income	3	—	—	2	—	—	—
Net unrealized gains (losses)	26	—	—	(2)	—	—	11
Total income (loss)	29	—	—	—	—	(2)	11

EXPENSES
Net incurred losses and LAE	—	—	—	—	—	(9)	—
Total expenses	—	—	—	—	—	(9)	—

(Loss) earnings from equity method investments	—	—	(4)	—	1	—	—
Total net (loss) earnings	$29	$—	$(4)	$—	$1	$7	$11

Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 107

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 16. Related Party Transactions

	Three Months Ended
	September 30, 2022
	Stone Point	Northshore	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
INCOME
Net premiums earned	$—	$1	$—	$—	$—	$—	$—
Net investment income	4	2	—	2	—	—	—
Net unrealized losses	(17)	(4)	—	(2)	—	—	(33)
Other income	—	2	—	—	—	2	—
Total (loss) income	(13)	1	—	—	—	2	(33)

EXPENSES
Net incurred losses and LAE	—	3	—	—	—	(1)	—
Acquisition costs	—	(2)	—	—	—	—	—
Total expenses	—	1	—	—	—	(1)	—

Loss from equity method investments	—	—	(16)	—	—	(4)	—
Total net loss	$(13)	$—	$(16)	$—	$—	$(1)	$(33)

	Nine Months Ended
	September 30, 2023
	Stone Point	Northshore	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
INCOME
Net premiums earned	$—	$—	$—	$—	$—	$(4)	$—
Net investment income	9	—	—	5	—	—	5
Net realized gains	1	—	—	—	—	—	—
Net unrealized gains (losses)	28	(6)	—	(5)	—	—	86
Total income (loss)	38	(6)	—	—	—	(4)	91

EXPENSES
Net incurred losses and LAE	—	—	—	—	—	(20)	—
Total expenses	—	—	—	—	—	(20)	—

Earnings from equity method investments	—	—	—	—	4	18	—
Total net earnings (loss)	$38	$(6)	$—	$—	$4	$34	$91

Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 108

Item 1 | Notes to the Unaudited Condensed Consolidated Financial Statements | Note 17. Commitments and Contingencies

	Nine Months Ended
	September 30, 2022
	Stone Point	Northshore	Monument	AmTrust	Citco	Core Specialty	Other
	(in millions of U.S. dollars)
INCOME
Net premiums earned	$—	$8	$—	$—	$—	$—	$—
Net investment income	11	8	—	5	—	—	—
Net unrealized losses	(73)	(12)	—	(5)	—	—	(72)
Other income	—	4	—	—	—	7	—
Total (loss) income	(62)	8	—	—	—	7	(72)

EXPENSES
Net incurred losses and LAE	—	8	—	—	—	(9)	—
Total expenses	—	8	—	—	—	(9)	—

Earnings (loss) from equity method investments	—	—	15	—	2	(5)	—
Total net (loss) earnings	$(62)	$—	$15	$—	$2	$11	$(72)

Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 109

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
As of September 30, 2023, we had funds held concentrations to reinsured companies exceeding 10% of shareholders’ equity of $5.1 billion (December 31, 2022: $5.0 billion) in aggregate. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us.
We limit the amount of credit exposure to any one counterparty, and none of our counterparty credit exposures, excluding U.S. government instruments and the counterparties noted above, exceeded 10% of shareholders’ equity as of September 30, 2023. Our credit exposure to the U.S. government was $901 million as of September 30, 2023 (December 31, 2022: $945 million).
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
Unfunded Investment Commitments
As of September 30, 2023, we had unfunded commitments of $1.7 billion to other investments, $120 million to fixed maturities, and $17 million to privately held equity.
Guarantees
As of September 30, 2023, parental guarantees supporting reinsurance obligations, defendant A&E liabilities, subsidiary capital support arrangements and credit facilities were $2.3 billion. We also guarantee the 2040 and 2042 Junior Subordinated Notes, which have an aggregate principal amount of $850 million as of September 30, 2023.
Redeemable Noncontrolling Interests
Since March 31, 2023, pursuant to contractual terms, we have the right to purchase the RNCI interests from the RNCI holders (each such right, a "call right") and since December 31, 2022, the RNCI holders have the right to sell their RNCI interests to us (each such right, a "put right"). Following the closing of the Exchange Transaction described in Note 3, we have maintained a call right over the portion of StarStone Specialty Holdings Limited owned by the Trident V Funds and Dowling Capital Partners I, L.P. and Capital City Partners LLC, and they will maintain put rights to transfer those interests to us.

Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 110

Item 4. Controls and Procedures

18. SUBSEQUENT EVENTS

Transactions
On September 5, 2023, one of our wholly-owned subsidiaries entered into an agreement with American International Group, Inc. (“AIG”). Pursuant to the agreement, we will provide protection to AIG on its retained exposure to adverse development on Validus Re carried loss reserves (“subject reserves”). Enstar will cover adverse development in excess of the subject reserves up to a limit of $400 million. The agreement became effective as of November 1, 2023, corresponding to the closing of AIG’s sale of Validus Re to RenaissanceRe.
Capital Transactions
On November 1, 2023, our Board of Directors approved two separate share repurchase transactions. Pursuant to that approval, on November 6, 2023, we agreed to repurchase 791,735 of our voting ordinary shares held by Canada Pension Plan Investment Board (“CPP Investments”) and its affiliate, and 50,000 of our voting ordinary shares held by the Trident V funds managed by Stone Point Capital LLC (“the Trident V Funds”), for a total of $191 million in aggregate.
In addition, on November 6, 2023, our Chief Executive Officer, Dominic Silvester, agreed to acquire 45,000 of our voting ordinary shares held by the Trident V Funds, for a total of $10 million.
The above transactions were executed at a price per share of $227.18, representing a 5% discount to the trailing 10-day volume weighted average price of our voting ordinary shares as of the close of business on November 3, 2023. The transactions are scheduled to close on November 14, 2023.

Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 111

Part II - Other Information

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 112

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table provides information about ordinary shares acquired by the Company during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Dollar Value) of Shares that May Yet be Purchased Under the Program (1)
(in millions of U.S. dollars)
Dollar amount available to be repurchased				$—
July 1, 2023 - July 31, 2023	—	$—	—	$—
August 1, 2023 - August 31, 2023	—	$—	—	$—
September 1, 2023 - September 30, 2023	—	$—	—	$—
	—		—	$—
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, no director or officer of the Company adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 113

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K/A filed on May 2, 2011).
3.2	Sixth Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 15, 2021).
3.3	Certificate of Designations of Series C Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 17, 2016).
3.4	Certificate of Designations of 7.00% fixed-to-floating rate perpetual non-cumulative preference shares, Series D (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on June 27, 2018).
3.5	Certificate of Designations of 7.00% perpetual non-cumulative preference shares, Series E (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 21, 2018).
10.1	Amended and Restated Letter of Credit Facility Agreement, dated as of July 28, 2023, by and among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, The Bank of Nova Scotia and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 2, 2023).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
_______________________________
* filed herewith
** furnished herewith
Enstar Group Limited | Third Quarter 2023 | Form 10-Q                 114

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2023.

ENSTAR GROUP LIMITED

By:	/s/ Matthew Kirk
Matthew Kirk Chief Financial Officer, Authorized Signatory and Principal Financial Officer

By:	/s/ Girish Ramanathan
Girish Ramanathan Chief Accounting Officer and Principal Accounting Officer